Form 10-K
period 2012-12-31
ZAIS Financial Corp.
filed 2013-03-28
CIK 1527590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-35808

ZAIS FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Maryland	90-0729143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Two Bridge Avenue, Suite 322
Red Bank, New Jersey	07701-1106
(Address of principal executive offices)	(Zip Code)

(732) 978-7518
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the counter market. The registrant’s common stock began trading on the New York Stock Exchange on February 8, 2013. On March 25, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $161,213,497, based on a closing sales price of the registrant’s common stock on such date as reported on the New York Stock Exchange.

     On March 25, 2013, the registrant had a total of 7,970,886 shares of common stock, $0.0001 par value, outstanding.

- i -

FORWARD-LOOKING STATEMENTS

     The Company makes forward-looking statements in this annual report on Form 10-K within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or the negative of these terms or other comparable terminology, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

  the Company’s investment objectives and business strategy;

  the Company’s ability to obtain future financing arrangements;

  the Company’s expected leverage;

  the Company’s expected investments;

  estimates or statements relating to, and the Company’s ability to make, future distributions;

  the Company’s ability to compete in the marketplace;

  market, industry and economic trends;

  recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System, the Federal Depositary Insurance Corporation, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”) and the U.S. Securities and Exchange Commission (“SEC”);

  mortgage loan modification programs and future legislative actions;

  the Company’s ability to maintain its qualification as a real estate investment trust (“REIT”);

  the Company’s ability to maintain its exemption from qualification under the Investment Company Act of 1940, as amended (the “1940 Act”);

  projected capital and operating expenditures; availability of investment opportunities in mortgage-related, real estate-related and other securities;

  availability of qualified personnel;

  prepayment rates; and

  projected default rates.

     The Company’s beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to it or are within its control. If any such change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in, or implied by, the Company’s forward-looking statements. These risks, along with, among others, the following factors, could cause actual results to vary from the Company’s forward-looking statements:

  the factors referenced in this annual report on Form 10-K, including those set forth under Item 1, “Business” and Item 1A, “Risk Factors”;

  the Company’s limited operating history;

  general volatility of the capital markets;

  changes in the Company’s investment objectives and business strategy;

  availability, terms and deployment of capital; availability of suitable investment opportunities;

  the Company’s dependence on its external advisor, ZAIS REIT Management, LLC (the “Advisor”), and the Company’s ability to find a suitable replacement if the Company or the Advisor were to terminate the investment advisory agreement the Company has entered into with the Advisor;

  changes in the Company’s assets, interest rates or the general economy;

  increased rates of default and/or decreased recovery rates on the Company’s investments;

  changes in interest rates, interest rate spreads, the yield curve or prepayment rates; changes in prepayments of the Company’s assets;

  limitations on the Company’s business by the REIT requirements; and

  the degree and nature of the Company’s competition, including competition for residential mortgage-backed securities (“RMBS”).

     Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements apply only as of the date of this annual report on Form 10-K. The Company is not obligated, and does not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A, “Risk Factors” of this annual report on Form 10-K.

PART I

     In this annual report on Form 10-K, references to the “Company” refer to ZAIS Financial Corp., a Maryland corporation, together with its consolidated subsidiaries; references to the Advisor refer to ZAIS REIT Management, LLC, a Delaware limited liability company; references to the “Operating Partnership” refer to ZAIS Financial Partners, L.P., a Delaware limited partnership; in each case unless specifically stated otherwise or the context otherwise indicates, and references to “risk-adjusted returns” refer to the profile of expected asset returns across a range of potential macroeconomic scenarios.

Item 1. Business.

GENERAL; FORMATION TRANSACTION AND INITIAL PUBLIC OFFERING

     The Company is a Maryland corporation that invests in, finances and manages a diversified portfolio of residential mortgage assets, other real estate-related securities and financial assets, which the Company refers to as its target assets. The Company was organized and commenced operations on July 29, 2011 and completed its initial public offering on February 13, 2013. The Company’s shares of common stock are traded on the New York Stock Exchange (“NYSE”) under the Symbol “ZFC.”

     The Company currently primarily invests in, finances and manages RMBS, including RMBS that are not issued or guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”), or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae) (“non-Agency RMBS”), as well as RMBS that are issued or guaranteed by a federally chartered corporation or a U.S. Government agency (“Agency RMBS”). The Company’s RMBS strategy focuses on non-Agency RMBS with an emphasis on securities that, when originally issued, were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations, as well as Agency RMBS. The Company’s strategy will also emphasize the purchase of performing and re-performing residential whole loans. The Company will also have the discretion to invest in other real estate-related and financial assets, including mortgage servicing rights (“MSRs”), interest only strips created from RMBS (“IOs”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”).

     The Company’s income is generated primarily by the net spread between the income the Company earns on its assets and the cost of the Company’s financing and hedging activities. The Company’s objective is to provide attractive risk-adjusted returns to its stockholders, primarily through quarterly distributions and secondarily through capital appreciation.

     The Company is externally managed and advised by ZAIS REIT Management, LLC (the “Advisor”), a subsidiary of ZAIS Group, LLC (“ZAIS”). ZAIS was established in 1997 and is an investment adviser registered with the U.S. Securities and Exchange Commission (the “SEC) specializing in structured credit, including residential whole loans, RMBS and ABS. As of December 31, 2012, ZAIS estimates that it had approximately $5.4 billion of assets under management (comprised of the net asset value of managed funds, and the aggregate principal balance of collateralized debt obligation (“CDO”) vehicles and other entities, which do not mark their securities to fair market value under U.S. generally accepted accounting principles (“U.S. GAAP”)) and has built long-term relationships with a global investor base, including public and private pension funds, endowment/foundations, insurance companies, family offices, fund of funds, sovereign wealth funds and investment advisors. ZAIS possesses a comprehensive analytics and technology infrastructure, credit modeling, loan and securities valuation, loan data management and servicing oversight capabilities and significant structuring and securitization experience. As of December 31, 2012, ZAIS’s team included 130 professionals in the United States, Europe and Asia. ZAIS is the managing member of the Advisor and ZAIS and its employees support the Advisor in providing services to the Company pursuant to the terms of a shared facilities and services agreement between ZAIS and the Advisor. The Company relies on the Advisor and ZAIS to provide or obtain, on the Company’s behalf, the personnel and services necessary for the Company to conduct its business because the Company has no employees of its own.

     The Company completed its formation transaction and commenced operations on July 29, 2011. The formation transaction involved the exchange by investors in two funds from the Matrix VI series of funds (the “Matrix VI Funds”) of cash and RMBS assets for an aggregate of 3,022,617 shares of the Company’s common stock. The Company received approximately $60.5 million in this transaction, including $8.65 million from certain current and former employees of ZAIS and relatives of such persons as well as current and former members and owners of ZAIS (the “ZAIS Parties”), and deployed the cash together with additional borrowings to build a diversified portfolio of RMBS assets.

     On February 13, 2013, the Company successfully completed its initial public offering (the “IPO”), pursuant to which it sold 5,650,000 shares of its common stock to the public at a price of $21.25 per share for gross proceeds of $120.1 million. In connection with the IPO, the Advisor paid an underwriting fee of $6.3 million. The Company did not pay any underwriting fees, discounts or commissions in connection with the IPO. Net proceeds after the payment of offering costs of approximately $1.2 million were $118.9 million.

     As of December 31, 2012, the Company held a diversified portfolio of RMBS assets with an estimated fair market value of $170.7 million, consisting primarily of senior tranches of non-Agency RMBS that were originally highly rated but subsequently downgraded, and Agency RMBS collateralized by either fixed rate loans or adjustable rate mortgages (“ARMs”). The borrowings the Company used to fund the purchase of its portfolio totaled approximately $116.1 million as of December 31, 2012 under master repurchase agreements with three counterparties. The Company is also in discussions with other financial institutions to provide it with additional borrowing capacity under various agreements, including repurchase agreements and other types of financing arrangements.

     The Company is a Maryland corporation and is organized in a traditional umbrella partnership real estate investment trust (“UpREIT”) format pursuant to which the Company serves as the general partner of, and conducts substantially all of its business through, its Operating Partnership subsidiary, ZAIS Financial Partners, L.P., a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2012, the Company owned an approximate 69.1% partnership interest in the Operating Partnership (comprised of a general and limited partnership interest), and an approximate 89.3% partnership interest immediately upon the completion of the IPO. The Company has elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2011.

     The Company’s principal place of business is Two Bridge Avenue, Suite 322, Red Bank, New Jersey 07701-1106. The Company’s telephone number is (732) 978-7518. The Company’s website address is www.zaisfinancial.com. The information found on, or otherwise accessible through, the Company’s website is not incorporated into, and does not form a part of, this report.

INVESTMENT STRATEGY

     The Company’s objective is to provide attractive risk-adjusted returns to its stockholders over the long-term, primarily through quarterly distributions and secondarily through capital appreciation. The Company intends to achieve this objective by selectively constructing a portfolio of its target assets. The Company may utilize ZAIS’s experience and relationships developed in managing its existing whole loan investment platform to purchase loans originated prior to the financial crisis that began in 2007 at prices below the par amount of such loan. The Advisor is actively reviewing, for the Company, a pipeline of multiple whole loan portfolio transactions and is continually seeking to source available assets for the Company. The Company believes that its target assets currently present attractive risk-adjusted return profiles and that current market conditions present opportunities for it to selectively acquire its target assets at attractive trading prices. As market conditions change over time, the Company intends to adjust its strategy by shifting its asset allocations across its target asset classes to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions. The Company believes that the diversification of its portfolio of assets, its expertise among mortgage loans and securities and the flexibility of its strategy will position it to generate attractive risk-adjusted returns for its stockholders over the long-term.

     The Company relies on the Advisor’s investment expertise in identifying and efficiently financing its assets. The Advisor makes investment decisions based on a variety of factors, including expected risk-adjusted returns, credit fundamentals, liquidity, availability of adequate financing, borrowing costs and macroeconomic conditions, as well as maintaining the Company’s REIT qualification and its exemption from registration as an investment company under the 1940 Act. The Company follows a predominantly long-term buy and hold strategy with respect to many of the assets that it acquires. However, certain assets purchased during the deployment of the IPO proceeds may be sold as the Company seeks assets that meet the Company’s target allocations described below over the long-term. The Company’s target assets are as follows:

     Non-Agency RMBS. RMBS that are not issued or guaranteed by a U.S. Government agency or federally chartered corporation, with an emphasis on securities that, when originally issued, were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations.

     The mortgage loan collateral for non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by Fannie Mae, Freddie Mac or Ginnie Mae, due to certain factors, including mortgage balances in excess of agency underwriting guidelines, borrower characteristics, loan characteristics and level of documentation, and therefore are not issued or guaranteed by an agency. The mortgage loan collateral may be classified as prime, subprime and alternative-A and alternative-B mortgage loans, which may be adjustable-rate, hybrid and/or fixed-rate residential mortgage loans, and pay option ARMs.

     Agency RMBS. RMBS that are issued or guaranteed by a federally chartered corporation or a U.S. Government agency. The Agency RMBS the Company targets can be collateralized by either fixed rate loans or ARMs. “To-be-announced” forward contracts are pools of mortgages with specific investment terms to be issued by one or more of the federally chartered corporations, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae (“Agencies”) at a future date.

     Residential Mortgage Loans. Prime, subprime and alternative-A and alternative-B mortgage loans, which may be adjustable-rate, hybrid and/or fixed-rate residential mortgage loans, and pay option ARMs. The Company expects that the residential mortgage loans that it may acquire will be primarily, but not exclusively, performing and re-performing loans at the time of acquisition.

     MSRs and Other Real Estate-Related and Financial Assets. An MSR provides a mortgage servicer with the right to service a pool of mortgages in exchange for a portion of the interest payments made on the underlying mortgages. IO securities are mortgage-backed securities structured with two or more classes that receive different distributions of principal or interest on a pool of Agency RMBS or non-Agency RMBS or whole loans. IOs receive only interest. CMBS are securities backed by obligations (including certificates of participation in obligations) that are principally secured by commercial mortgages on real property or interests therein having a multifamily or commercial use, such as regional malls, other retail space, office buildings, industrial or warehouse properties, hotels, apartments, nursing homes and senior living facilities. Subject to maintaining its qualification as a REIT, the Company may acquire debt and equity tranches of securitizations backed by various asset classes, including small balance commercial mortgages, manufactured housing, aircraft, automobiles, credit cards, equipment, manufactured housing, franchises, recreational vehicles and student loans.

     Asset Allocations. Based on current market conditions, over time, the Company expects to allocate an estimated: 50% to 60% of its equity to whole loans; 30% to 40% of its equity to non-Agency RMBS; 5% to 10% of its equity to MSRs, other real estate-related and financial assets and cash; and 0% to 5% of its equity to Agency RMBS. As market conditions change, the Company intends to adjust its strategy by shifting its asset allocations across its target asset classes. The Company believes that the diversification of its portfolio of assets, its expertise among its target assets and the flexibility of its strategy will position it to generate attractive risk-adjusted returns for its stockholders in a variety of assets and market conditions. The Company will rely on the Advisor’s expertise in identifying assets within the target assets described above and, to the extent that leverage is employed, efficiently financing those assets. The Company expects allocation decisions will be based on a variety of factors, including expected risk-adjusted returns, credit fundamentals liquidity and the availability of certain assets.

FINANCING STRATEGY

     The Company uses leverage primarily for the purposes of financing its portfolio and increasing potential returns to stockholders rather than for the purpose of speculating on changes in interest rates. The Company funds the acquisition of its target assets through the use of prudent amounts of leverage. The borrowings the Company used to fund the purchase of its portfolio totaled approximately $116.1 million as of December 31, 2012 under master repurchase agreements with three counterparties. The Company is also in discussions with other financial institutions to provide it with additional borrowing capacity under various agreements, including repurchase agreements and other types of financing arrangements.

     The Company’s income is generated primarily by the net spread between the income it earns on its assets and the cost of its financing and hedging activities. Although the Company is not required to maintain any particular leverage ratio, the amount of leverage it deploys for particular investments in its target assets depends upon the Advisor’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in its investment portfolio, the gap between the duration of its assets and liabilities, including hedges, the availability and cost of financing assets, its opinion of the creditworthiness of its financing counterparties, the health of the U.S. economy and residential and commercial mortgage-related markets, its outlook for the level, slope, and volatility of interest rates, the credit quality of collateral underlying the Company’s non-Agency RMBS, Agency RMBS, residential mortgage loans and other target assets, its outlook for asset spreads relative to the LIBOR curve and regulatory requirements limiting the permissible amount of leverage to be utilized. Based on current market conditions, the Company expects that it may deploy, on a debt-to-equity basis, up to nine to one leverage on its Agency RMBS assets. In addition, the Company expects that it may deploy, on a debt-to-equity basis, up to three to one leverage on its non-Agency RMBS assets and up to four to one leverage on its residential whole loans. To the extent the Company securitizes any residential mortgage loans in the future, it expects that the leverage obtained through such structures will vary considerably depending on the characteristics of the underlying loans.

     The Company is restricted in the amount of leverage it may employ by the terms and provisions of its existing repurchase agreement borrowings as well as other financing agreements that it may enter into in the future. The Company may also be subject to margin calls as a result of its financing activities. In addition, the Company intends to rely on short-term financing such as repurchase transactions under master repurchase agreements, the duration of which is typically 30 to 90 days but in some cases may be longer.

     See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this annual report on Form 10-K, for a discussion of the Company’s borrowings under repurchase agreements as of December 31, 2012.

     The Company utilizes derivative financial instruments to hedge the interest rate risk associated with its borrowings. Subject to maintaining its qualification as a REIT and exemption from registration as an investment company under the 1940 Act, the Company may also engage in a variety of interest rate management techniques that seek on one hand to mitigate the influence of interest rate changes on the values of some of its assets and on the other hand help the Company achieve its risk management objectives. The Company’s interest rate management techniques may include: interest rate swap agreements, interest rate cap agreements, exchange-traded derivatives and swaptions; puts and calls on securities or indices of securities; U.S. Department of the Treasury securities and options on U.S. Department of the Treasury securities; IOs and MSRs; and other similar transactions and financial instruments.

CORPORATE GOVERNANCE

     The Company strives to maintain an ethical workplace in which the highest standards of professional conduct are practiced.

  The Company’s board of directors is composed of a majority of independent directors. The Audit, Nominating and Corporate Governance and Compensation Committees are composed exclusively of independent directors.

  In order to foster the highest standards of ethics and conduct in all business relationships, the Company has adopted a Code of Conduct and Ethics policy, which covers a wide range of business practices and procedures, that applies to its officers, directors, employees, if any, and independent contractors, to its Advisor and its Advisor's officers and employees, to ZAIS and ZAIS’s officers and employees, and to any other affiliates of ZAIS or the Advisor, and such affiliates’ officers and employees, who provide services to the Company or the Advisor in respect of the Company. In addition, the Company has implemented Whistleblowing Procedures for Accounting and Auditing Matters and Code of Conduct and Ethics Violations (the “Whistleblower Policy”) that set forth procedures by which any Covered Persons (as defined in the Whistleblower Policy) may raise, on a confidential basis, concerns regarding, among other things, any questionable or unethical accounting, internal accounting controls or auditing matters and any potential violations of the Code of Conduct and Ethics with the Audit Committee or the chief compliance officer of ZAIS.

  The Company has adopted an Insider Trading Policy for Trading in the Securities of the Company (the “Insider Trading Policy”), that governs the purchase or sale of the Company’s securities by any of directors, officers, and associates (as defined in the Insider Trading Policy) of the Company, if any, and independent contractors, as well as officers and employees of the Advisor and officers, employees and affiliates of ZAIS, and that prohibits any such persons from buying or selling the Company’s securities on the basis of material nonpublic information.

COMPETITION

     The Company’s success depends, in large part, on its ability to acquire assets at favorable spreads over its borrowing costs and its ability to efficiently manage its portfolio risks. In acquiring its target assets and establishing hedge positions, the Company competes with other existing mortgage REITs (both internally and externally managed), government sponsored enterprises, mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, hedge funds (including those managed by ZAIS), mutual funds, institutional investors, investment banking firms, governmental bodies and other companies with similar asset acquisition objectives. It is likely that the Company will also compete with other entities which may be organized in the future. Some of the Company’s competitors may have greater financial resources and access to lower cost of capital than the Company has, including the U.S. Department of the Treasury and the Federal Reserve, both of which have recently become dominant players in the RMBS markets. These competitors may not be subject to the same regulatory constraints (such as REIT compliance or maintaining an exemption under the 1940 Act) as the Company. The effect of the existence of additional REITs and other market participants may be to increase competition for the available supply of mortgage assets suitable for purchase, as well as the amount of financing available to the Company in the repurchase agreement market.

EMPLOYEES; STAFFING

     The Company has no employees and is managed by the Advisor pursuant to an amended and restated investment advisory agreement between the Company and the Advisor, dated as of December 13, 2012, as amended from time to time (the “Investment Advisory Agreement”). All of the Company’s officers and non-independent directors are employees of the Advisor or its affiliates.

AVAILABLE INFORMATION

     The Company maintains a website at www.zaisfinancial.com and will make available, free of charge, on the Company’s website (a) its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (collectively, “Company Documents”) filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) director independence standards, (d) Code of Conduct and Ethics and (e) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the board of directors. Company Documents filed with, or furnished to, the SEC are also available for review and copying by the public at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 and at the SEC’s website at www.sec.gov. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company provides copies of its Corporate Governance Guidelines and Code of Conduct and Ethics, free of charge, to stockholders who request such documents. Requests should be directed to Scott Eckstein, Financial Relations Board, an MWW Company at 304 Park Avenue South, 8th Floor, New York, New York 10010.

Item 1A. Risk Factors.

     The Company’s business and operations are subject to a number of risks and uncertainties, the occurrence of which could adversely affect its business, financial condition, results of operations and ability to make distributions to stockholders and could cause the value of the Company’s capital stock to decline. Please refer to the section entitled “Forward-Looking Statements.”

Risks Relating to the Company’s Business

The lack of liquidity in the Company’s assets may adversely affect its business.

     A portion of the securities the Company owns or acquires may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of the Company’s assets may make it difficult for it to sell such assets if the need or desire arises. In addition, if the Company is required to liquidate all or a portion of its portfolio quickly, it may realize significantly less than the value at which it has previously recorded its assets. As a result, the Company’s ability to vary its portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect its results of operations and financial condition.

The Company operates in a highly competitive market for investment opportunities and competition may limit its ability to acquire desirable investments in its target assets and could also affect the pricing of these securities.

     The Company operates in a highly competitive market for investment opportunities. The Company’s profitability depends, in large part, on its ability to acquire its target assets at attractive prices. In acquiring its target assets, the Company will compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by ZAIS), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of the Company’s competitors are substantially larger and have considerably greater financial, technical, marketing and other resources compared to the Company. Several other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with the Company’s, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to the Company. Many of the Company’s competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of the Company’s competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than the Company. Furthermore, competition for investments in the Company’s target assets may lead to the price of such assets increasing, which may further limit the Company’s ability to generate desired returns. The Company cannot provide assurance that the competitive pressures it faces will not have a material adverse effect on its business, financial condition and results of operations. Also, as a result of this competition, desirable investments in the Company’s target assets may be limited in the future and the Company may not be able to take advantage of attractive investment opportunities from time to time, as the Company can provide no assurance that it will be able to identify and make investments that are consistent with its investment objectives.

The Company is highly dependent on information systems and communication systems; systems failures and other operational disruptions could significantly affect its business, which may, in turn, negatively affect its operating results and its ability to pay dividends to its stockholders.

     The Company’s business is highly dependent on the communications and information systems of ZAIS which may interface with or depend on systems operated by third parties, including market counterparties and other service providers. Any failure or interruption of these systems could cause delays or other problems in the Company’s activities, including in its target asset acquisition activities, which could have a material adverse effect on the Company’s operating results and negatively affect the value of its common stock and its ability to pay dividends to its stockholders.

     Additionally, the Company relies heavily on financial, accounting and other data processing systems and operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in the Company’s operations may cause it to suffer financial loss, the disruption of its business, liability to third parties, regulatory intervention or reputational damage.

The Advisor will utilize analytical models and data in connection with the valuation of the Company’s loans and securities, and any incorrect, misleading or incomplete information used in connection therewith would subject the Company to potential risks.

     Given the complexity of the Company’s investment strategies, the Advisor must rely heavily on analytical models (both proprietary models developed by ZAIS and those supplied by third parties) and information and data supplied by third parties. Models and data will be used to value potential target assets and also in connection with hedging the Company’s acquisitions. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose the Company to potential risks. For example, by relying on incorrect models and data, especially valuation models, the Advisor may be induced to buy certain target assets at prices that are too high, to sell certain other assets at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful.

Difficult conditions in the mortgage, residential and commercial real estate markets may cause the Company to experience market losses related to its holdings, and there is no assurance that these conditions will improve in the near future.

     The Company’s results of operations are materially affected by conditions in the mortgage market, the residential and commercial real estate markets, the financial markets and the economy generally. The mortgage market has been severely affected by changes in the lending landscape, and there is no assurance that these conditions have stabilized or that they will not worsen. Disruption in the mortgage market negatively impacts new demand for homes and home price performance. There is a strong inverse correlation between home price growth rates and mortgage loan delinquencies. A deterioration of the RMBS market may cause the Company to experience losses related to its assets and to sell assets at a loss. Declines in the fair market values of the Company’s investments may adversely affect its results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to its stockholders.

     Dramatic declines in the residential and commercial real estate markets have resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Institutions from which the Company may seek to obtain financing may have owned or financed residential or commercial mortgage loans, real estate-related securities and real estate loans, which have declined in value and caused them to suffer losses as a result of the financial crisis that began in 2007. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. If these conditions persist, these institutions may become insolvent or tighten their lending standards, which could make it more difficult for the Company to obtain financing on favorable terms or at all. The Company’s profitability may be adversely affected if the Company is unable to obtain cost-effective financing for its assets.

Standard & Poor’s downgrade of the U.S. Government’s credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain companies, institutions, agencies and instrumentalities, or a further downgrade of the U.S. Government’s credit rating by Standard & Poor’s or the other credit ratings agencies could result in economic uncertainty and a significant rise in interest rates, either of which could have a material adverse effect on the Company’s business, financial condition, liquidity, results of operations and ability to make distributions to its stockholders.

     On August 2, 2011, legislation was enacted to increase the federal debt ceiling and to reduce future U.S. Government spending levels by as much as $2.4 trillion over the next decade. Notwithstanding the passage of this legislation, there remains uncertainty about whether the U.S. Government could default on its obligations in the future. On August 5, 2011, Standard and Poor’s Ratings Services (“Standard & Poor’s”) downgraded the long-term debt rating of the United States from AAA to AA+ for the first time in history due to its belief that legislative solutions have been inadequate to address the country’s growing debt burden. Standard & Poor’s decision to further downgrade the U.S. Government’s credit rating could create broader financial and global banking turmoil and uncertainty and could lead to a significant rise in interest rates. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. Government agencies linked to long-term U.S. debt. These downgrades could adversely affect the fair market value of such instruments, and could adversely impact the value of instruments that are collateralized by affected instruments, thus impacting the Company’s investment portfolio. Moreover, these events could cause the interest rates on the Company’s borrowings and its cost of capital to increase significantly. As a result, these events could materially and adversely affect the Company’s interest expense and other costs of borrowing and its ability to continue to acquire its target assets on attractive terms. These consequences could be exacerbated if other statistical rating agencies decide to downgrade the U.S. Government’s credit rating in the future, and/or Standard & Poor’s further downgrades the U.S. Government’s credit rating. Each of Moody’s Investors Service, Inc. (“Moody’s”) and Fitch, Inc. (“Fitch”) has maintained its rating of U.S. debt at AAA, but has warned of potential future downgrades if legislative solutions to address the rising levels of U.S. Government debt are not found. Any of these outcomes could have a material adverse effect on the Company’s business, financial condition, liquidity, results of operations and ability to make distributions to its stockholders.

The current financial crisis in Europe, the recent downgrades of the credit ratings of certain European countries and the risk that certain countries may default on their sovereign debt, and the resulting impact on the financial markets, could have a material adverse impact on the Company’s business, financial condition, results of operations and ability to make distributions to its stockholders.

     The current financial crisis in Europe has created economic uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations. These conditions have adversely impacted financial markets and have created substantial volatility and uncertainty, and will likely continue to do so. The downgrades of the credit ratings of certain European countries, including the recent downgrade of the U.K. Government by Moody’s from AAA status to AA1, have created broader financial turmoil and uncertainty, which has recently weighed heavily on the global banking system. Risks related to the current debt crisis in Europe have had, and are likely to continue to have, a negative impact on global economic activity and the financial markets. There can be no assurance that governmental or other measures to aid economic recovery, including economic stimulus legislation, will be effective. As these conditions persist, the Company’s business, financial condition, results of operations and ability to make distributions to its stockholders could be materially adversely affected.

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. Government, may adversely affect the Company’s business.

     The payments of principal and interest the Company receives on its Agency RMBS, which depend directly upon payments on the mortgages underlying such securities, are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. Fannie Mae and Freddie Mac are federally chartered corporations, but their guarantees are not backed by the full faith and credit of the United States. Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States.

     In September 2008, the U.S. Treasury, the U.S. Federal Housing Finance Agency (the “FHFA”) and the Board of Governors of the Federal Reserve System announced a comprehensive action plan to help stabilize the financial markets, support the availability of mortgage financing and protect taxpayers. Under this plan, among other things, the FHFA was appointed as conservator of both Fannie Mae and Freddie Mac, allowing the FHFA to control the actions of the two Agencies, without forcing them to liquidate, which would be the case under receivership. Importantly, the primary focus of the plan was to increase the availability of mortgage financing by allowing these Agencies to continue to grow their guarantee business without limit, while limiting the size of their retained mortgage and agency security portfolios and requiring that these portfolios be reduced over time.

     In an effort to further stabilize the U.S. mortgage market, the U.S. Treasury pursued three additional initiatives beginning in 2008. First, it entered into preferred stock purchase agreements, which have been subsequently amended, with each of the Agencies to ensure that they maintain a positive net worth. Second, it established a new secured short-term credit facility, which was available to Fannie Mae and Freddie Mac (as well as Federal Home Loan Banks) when other funding sources were unavailable. Third, it established an agency security purchase program under which the U.S. Treasury purchased Agency MBS in the open market. The U.S. Federal Reserve also established a program of purchasing Agency MBS.

     Those efforts resulted in significant U.S. Government financial support and increased control of the Agencies. In December 2010, the FHFA reported that, from the time of execution of the preferred stock purchase agreements through November 30, 2010, funding provided to Fannie Mae and Freddie Mac under the preferred stock purchase agreements amounted to $88.0 billion and $63.0 billion, respectively. The U.S. Treasury's commitment to support the positive net worth of Fannie Mae and Freddie Mac through preferred stock purchases continued through the end of 2012. Those agreements, as amended, also require the reduction of Fannie Mae’s and Freddie Mac’s mortgage and agency security portfolios (they were limited to $900.0 billion as of December 31, 2009, and to $810.0 billion as of December 31, 2010, and must be reduced each year until their respective mortgage assets reach $250.0 billion). The U.S. Treasury subsequently announced further steps to accelerate the reduction of the portfolios, as described below.

     Both the secured short-term credit facility and the agency security program initiated by the U.S. Treasury expired on December 31, 2009. However, through that securities purchase program (from September 2008 through December 2009), the U.S. Treasury acquired $220.0 billion of Agency MBS. In addition, while the U.S. Federal Reserve’s program of agency security purchases terminated in 2010, the FHFA reported that through January 2010, the U.S. Federal Reserve had purchased $1.03 trillion net of Agency MBS. Subject to specified investment guidelines, the portfolios of Agency MBS purchased through the programs established by the U.S. Treasury and the U.S. Federal Reserve may be held to maturity and, based on mortgage market conditions, adjustments may be made to these portfolios. This flexibility may adversely affect the pricing and availability of Agency MBS that the Company owns or seeks to acquire during the remaining term of these portfolios.

     Despite the steps taken by the U.S. Government, Fannie Mae and Freddie Mac could default on their guarantee obligations which would materially and adversely affect the value of the Company’s Agency MBS. Accordingly, if these government actions are inadequate and the Agencies continue to suffer losses or cease to exist, the Company’s business, operations and financial condition could be materially and adversely affected.

     In addition, the problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship and receiving significant U.S. Government support have sparked serious debate among federal policy makers regarding the continued role of the U.S. Government in providing liquidity for mortgage loans. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantee obligations could be considerably limited relative to historical measurements. Any such changes to the nature of their guarantee obligations could redefine what constitutes an agency security and could have broad adverse implications for the market and the Company’s business, operations and financial condition.

     Alternatively, Fannie Mae and Freddie Mac could be dissolved or privatized, and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. In February 2011, the U.S. Treasury and the Department of Housing and Urban Development released a report to Congress entitled “Reforming America’s Housing Finance Market” in which they proposed to reduce or eliminate the role of the Agencies in mortgage financing. The report calls for phasing in increased pricing of Fannie Mae and Freddie Mac guarantees to help level the playing field for the private sector to take back market share, reducing conforming loan limits by allowing the temporary increase in Fannie Mae’s and Freddie Mac’s conforming loan limits to reset as scheduled on October 1, 2011 to the lower levels set in the Housing and Economic Recovery Act of 2008 (“HERA”) and continuing to wind down Fannie Mae’s and Freddie Mac’s investment portfolio at an annual rate of no less than 10% per year. It is not yet possible to determine whether or when any of such proposals may be enacted, what form any final legislation or policies might take and how proposals, legislation or policies emanating from this report may impact the Company’s business, operations and financial condition. On August 17, 2012, the U.S. Treasury announced further steps to expedite the wind-down of Fannie Mae and Freddie Mac to an annual rate of 15% per year.

     If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically (i.e., limitation or removal of the guarantee obligation), or their market share reduced because of required price increases or lower limits on the loans they can guarantee, the Company could be unable to acquire additional Agency MBS and its existing Agency MBS could be materially and adversely impacted.

     The Company could be negatively affected in a number of ways depending on the manner in which related events unfold for Fannie Mae and Freddie Mac. The Company relies on its Agency RMBS (as well as non-Agency RMBS) as collateral for its financings under repurchase agreements. Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for the Company to obtain financing on its Agency RMBS on acceptable terms or at all, or to maintain the Company’s compliance with the terms of any financing transactions. Further, the current support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional support it may provide in the future, could have the effect of lowering the interest rates the Company expects to receive from Agency RMBS, thereby tightening the spread between the interest the Company earns on its Agency RMBS and the cost of financing those assets. A reduction in the supply of Agency RMBS could also negatively affect the pricing of Agency RMBS by reducing the spread between the interest the Company earns on its investment portfolio of Agency RMBS and its cost of financing that portfolio.

     As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. Government. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, and could also nationalize, privatize, or eliminate such entities entirely. Any law affecting these Agencies may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on the Company’s investments in Agency RMBS guaranteed by Fannie Mae and/or Freddie Mac. It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially and adversely affect the Company’s financial condition and results of operations.

Actions of the U.S. Government, including the U.S. Congress, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies, including the SEC, to stabilize or reform the financial markets may not achieve the intended effect and may adversely affect the Company’s business.

     In response to the financial issues affecting the banking system and financial markets and going concern threats to commercial banks, investment banks and other financial institutions, the Emergency Economic Stabilization Act (“EESA”), was enacted by the U.S. Congress in 2008. There can be no assurance that the EESA or any other U.S. Government actions will have a beneficial impact on the financial markets. To the extent the markets do not respond favorably to any such actions by the U.S. Government or such actions do not function as intended, the Company’s business may not receive the anticipated positive impact from the legislation and such result may have broad, adverse market implications.

     In July 2010, the U.S. Congress enacted the Dodd-Frank Act in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act has imposed significant restrictions on the proprietary trading activities of certain banking entities and has subjected other systemically significant organizations regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the mortgage-backed securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Certain of the new requirements and restrictions exempt Agency RMBS, other government issued or guaranteed securities, or other securities. Nonetheless, the Dodd-Frank Act also imposes significant regulatory restrictions on the origination and securitization of residential mortgage loans. The Dodd-Frank Act also created a new regulator, the Consumer Financial Protection Bureau (“CFPB”), which oversees many of the core laws which regulate the mortgage industry, including among others the Real Estate Settlement Procedures Act and the Truth in Lending Act. While the full impact of the Dodd-Frank Act and the role of the CFPB cannot be assessed until all implementing regulations are released, the Dodd-Frank Act’s extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of financing from the Company’s lender counterparties and the availability or terms of mortgage-backed securities, both of which may have an adverse effect on the Company’s financial condition and results of operations.

     On September 13, 2012, the Federal Reserve announced a third round of quantitative easing (“QE3”), which is an open-ended program designed to expand the U.S. Federal Reserve’s holdings of long-term securities by purchasing an additional $40 billion of Agency RMBS per month until key economic indicators, such as the unemployment rate, show signs of improvement. When combined with existing programs to extend the average maturity of the U.S. Federal Reserve’s holdings of securities, and reinvest principal and interest payments from the Federal Reserve’s holdings of agency debt and Agency RMBS into newly acquired Agency RMBS, QE3 is expected to increase the Federal Reserve’s holdings of long-term securities by $85 billion each month. The Federal Reserve also announced that it will keep the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015, which is six months longer than previously expected. The Federal Reserve provided further guidance to the market in December 2012 by stating that it intends to keep the Federal Funds Rate close to zero for so long as the unemployment rate is above 6.5% and inflation does not rise above 2.5%. In March 2013, the Federal Reserve announced that it would continue to purchase Agency MBS at a pace of $40 billion per month and long-term Treasury bonds at a pace of $45 billion each month and noted that such amounts may increase in the future. This bond purchase program will replace the existing program known as “Operation Twist,” in which the Federal Reserve has been repurchasing approximately $45 billion of long-term Treasury bonds each month and selling approximately the same amount of short-term Treasury bonds. The Federal Reserve expects these measures to put downward pressure on long-term interest rates. While the Federal Reserve hopes that QE3 and related measures will expedite an economic recovery, stabilize prices, reduce unemployment and accelerate business and household spending, there can be no assurance that the Federal Reserve will continue this program, even if it is effective, and the Company cannot predict the impact of this program or any future actions by the Federal Reserve on the prices and liquidity of Agency RMBS or other assets in which the Company invests, although the Federal Reserve’s action could increase the prices of the Company’s target assets and reduce the spread that the Company earns on its investments.

     In addition, the U.S. Government, Federal Reserve, U.S. Treasury, the SEC and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis that began in 2007. The Company cannot predict whether or when such actions may occur or what effect, if any, such actions could have on its business, results of operations and financial condition.

Mortgage loan modification and refinance programs as well as future legislative action may adversely affect the value of, and the returns on, the target assets in which the Company intends to invest.

     The U.S. Government, through the Federal Reserve, the FHA and the Federal Deposit Insurance Corporation (“the FDIC”), commenced implementation of programs designed to provide homeowners with assistance in avoiding residential or commercial mortgage loan foreclosures, including the Home Affordable Modification Program (“HAMP”), which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program (“H4H Program”), which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures, and the Home Affordable Refinance Program (“HARP”), which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125% without new mortgage insurance. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.

     Loan modification and refinance programs may adversely affect the performance of Agency RMBS and non-Agency RMBS. Especially with non-Agency RMBS, a significant number of loan modifications with respect to a given security, including those related to principal forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such security. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, Agency RMBS and the Company’s other target assets that it may purchase.

The increasing number of proposed U.S. federal, state and local laws may increase the Company’s risk of liability with respect to certain mortgage loans and could increase the Company’s cost of doing business.

     The U.S. Congress and various state and local legislatures are considering, and in the future may consider, legislation which, among other provisions, would permit limited assignee liability for certain violations in the mortgage loan origination process. The Company cannot predict whether or in what form the U.S. Congress or the various state and local legislatures may enact legislation affecting its business. The Company will evaluate the potential impact of any initiatives which, if enacted, could affect its practices and results of operations. The Company is unable to predict whether federal, state or local authorities will require changes in its practices in the future. These changes, if required, could adversely affect its profitability, particularly if the Company makes such changes in response to new or amended laws, rules, regulations or ordinances in any state where the Company acquires a significant portion of its mortgage loans, or if such changes result in the Company being held responsible for any violations in the mortgage loan origination process.

The Company faces counterparty risk in its prime broker relationships.

     Some or all of the Company’s assets, at any given time, may be held of record by one or more prime brokers. The business failure, insolvency or bankruptcy of any such prime broker could adversely impact the Company’s access to its assets, including a delay in recovering assets that have been entrusted to its prime brokers, the Company’s ability to finance its business and its financial condition and results of operation.

Risks Associated with the Company’s Management and the Company’s Relationship with its Advisor

The Company is dependent on its Advisor and its Advisor's key personnel for its success, and the Company may not find a suitable replacement for its Advisor if the Investment Advisory Agreement is terminated, or if key personnel leave the employment of ZAIS or otherwise become unavailable to the Company.

     The Company is dependent on its Advisor for its day-to-day management, as the Company does not have any independent officers or any employees. The Advisor has significant discretion as to the implementation of the Company’s asset acquisition and operating policies and strategies. Accordingly, the Company believes that its success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the executive officers and key personnel of its Advisor. The executive officers and key personnel of the Advisor will evaluate, negotiate, structure, close and monitor the Company’s asset acquisitions, and the Company’s success will depend on their continued service. The departure of any of the executive officers or key personnel of the Advisor could have a material adverse effect on the Company’s performance.

     In addition, the Company offers no assurance that the Advisor will remain the Company’s advisor or that the Company will continue to have access to the Advisor’s principals and professionals, including those of ZAIS. The initial term of the Investment Advisory Agreement with the Advisor only extends until the third anniversary of the Company’s listing, with automatic one-year renewal terms on each anniversary date thereafter unless previously terminated. If the Investment Advisory Agreement is terminated and no suitable replacement is found to advise the Company, the Company may not be able to execute its business plan.

The Company has no recourse to ZAIS if it does not fulfill its obligations under the shared facilities and services agreement.

     Neither the Company nor its Advisor has any employees or separate facilities. The Company’s day-to-day operations will be conducted by employees of ZAIS, the parent company of the Advisor, pursuant to a shared facilities and services agreement between the Advisor and ZAIS. Under the shared facilities and services agreement, the Advisor will also be provided with the services and other resources necessary for the Advisor to perform its obligations and responsibilities under the Investment Advisory Agreement in exchange for certain fees payable by the Advisor. ZAIS may assign its rights and obligations thereunder to any of its majority-owned and controlled affiliates. In addition, because the Company will not be a party to the shared facilities and services agreement, the Company does not have any recourse to ZAIS if it does not fulfill its obligations under the shared facilities and services agreement or if it elects to assign the agreement to one of its affiliates. Also, the Advisor only has nominal assets and the Company will have limited recourse against the Advisor under the Investment Advisory Agreement to remedy any liability to the Company from a breach of contract or fiduciary duties.

There are conflicts of interest in the Company’s relationship with the Advisor and its affiliates, which could result in decisions that are not in the best interests of the Company’s stockholders.

     The Company is subject to conflicts of interest arising out of its relationship with the Advisor and its affiliates, including ZAIS. Specifically, each of the Company’s officers and directors is also an employee of ZAIS or its affiliates. ZAIS and the Company’s officers may have conflicts between their duties to the Company and their duties to, and interests in, the Advisor or its affiliates. The Advisor is not required to devote a specific amount of time or the services of any particular individual to the Company’s operations. ZAIS manages or provides services to its own accounts and certain other funds and managed accounts for which ZAIS serves as the investment adviser (the “Other Clients”) and the Company will compete with these Other Clients for ZAIS’s resources and support through the Advisor. During turbulent conditions in the mortgage industry, distress in the credit markets or other times when the Company will need focused support and assistance from ZAIS through the Advisor, entities for which ZAIS also acts as an investment advisor will likewise require greater focus and attention, placing ZAIS’s resources in high demand. In such situations, the Company may not receive the necessary support and assistance the Company requires or would otherwise receive if the Company were internally managed or if ZAIS did not act as an advisor for other entities. The ability of ZAIS and its officers and personnel to engage in other business activities may reduce the time they spend assisting the Advisor advising the Company.

The Company and certain of its affiliates and ZAIS’s Other Clients and their affiliates may compete to acquire the Company’s targeted assets.

     There may also be conflicts in allocating assets that are suitable for the Company and Other Clients of ZAIS and its affiliates. Other Clients of ZAIS and its affiliates may compete with the Company with respect to certain assets which the Company may want to acquire and, as a result, the Company may either not be presented with the opportunity or have to compete with such Other Clients to acquire these assets. For example, the Company may compete directly with other entities managed by ZAIS or one of its affiliates with respect to the Company’s target assets. Certain of these Other Clients have significant uninvested capital and will likely compete with the Company. Additionally, certain conflicts of interest may exist with respect to funds that have only limited reinvestment capacity including circumstances where the Company may purchase assets being disposed of by these funds as they begin to liquidate various assets. In addition to the Other Clients, ZAIS may, in the future, establish new funds or enter into new managed account arrangements with investment strategies that are the same or substantially similar to the Company’s strategy, including funds and accounts investing primarily in the Company’s target assets, including RMBS and residential mortgage loans. Such Other Clients may compete with the Company for it target assets. The Company may also make investments in other entities which are managed by ZAIS or one of its affiliates. The Company will not, however, purchase any assets from, or issued by, any Other Client or any entity managed by the Advisor or its affiliates, or sell any asset to any Other Client or any such other entity without the consent of a majority of the Company’s independent directors. A majority of the Company’s independent directors may amend this affiliated investment policy at any time without stockholder consent. There may be certain situations where ZAIS allocates assets that may be suitable for the Company to Other Clients managed by ZAIS or its affiliates instead of to the Company. Further, the Company may liquidate its investments at different times than Other Clients due to, among other things, differences in investment strategies.

     The Company will pay the Advisor substantial advisory fees regardless of the performance of its portfolio. The Advisor’s entitlement to an advisory fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking assets that provide attractive risk-adjusted returns for the Company’s portfolio. This in turn could hurt both the Company’s ability to make distributions to its stockholders and the value of its common stock.

The Investment Advisory Agreement with the Advisor was not negotiated on an arm’s-length basis and may not be as favorable to the Company as if it had been negotiated with an unaffiliated third party.

     Because each of the Company’s officers are employees of the Advisor or its affiliates, and, at the time the Investment Advisory Agreement was executed, all of the Company’s directors were employees of the Advisor or its affiliates, the Investment Advisory Agreement was not negotiated on an arm’s-length basis, and the Company did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. As a result, the terms, including the fees payable, may not be as favorable to the Company as an arm’s-length agreement. Furthermore, because each of the Company’s officers and directors is also an employee of the Advisor or its affiliates, the Company may choose not to enforce, or to enforce less vigorously, the Company’s rights under the Investment Advisory Agreement because of its desire to maintain its ongoing relationship with the Advisor.

Termination by the Company of the Investment Advisory Agreement with the Advisor without cause is difficult and costly.

     Termination of the Investment Advisory Agreement with the Advisor without cause is difficult and costly. The Company’s board of directors will review the Advisor’s performance and the advisory fees annually and, following the three-year initial term, the Investment Advisory Agreement may be terminated annually upon the affirmative vote of at least two-thirds of its independent directors, or by a vote of the holders of at least two-thirds of the outstanding shares of the Company’s common stock (other than shares held by the ZAIS Parties), based upon: (i) unsatisfactory performance by the Advisor that is materially detrimental to the Company; or (ii) a determination that the advisory fees payable to the Advisor are not fair, subject to the Advisor’s right to prevent termination based on unfair fees by accepting a reduction of advisory fees agreed to by at least two-thirds of the Company’s independent directors. The Company must provide the Advisor with 180 days’ prior notice of any such termination. Additionally, upon such a termination without cause, the Investment Advisory Agreement provides that the Company will pay the Advisor a termination fee equal to three times the average annual advisory fee earned by the Advisor during the prior 24-month period immediately preceding such termination, calculated as of the end of the most recently completed fiscal year before the date of termination. These provisions may increase the cost to the Company of terminating the Investment Advisory Agreement and adversely affect the Company’s ability to terminate the Advisor without cause.

     The Advisor is only contractually committed to serve the Company until the third anniversary of the Company’s listing. Thereafter, the Investment Advisory Agreement is automatically renewable on an annual basis; provided, however, that the Advisor may terminate the Investment Advisory Agreement annually upon 180 days’ prior notice. If the Investment Advisory Agreement is terminated and no suitable replacement is found to advise the Company, the Company may not be able to execute its business plan.

The Advisor’s liability is limited under the Investment Advisory Agreement, and the Company has agreed to indemnify the Advisor against certain liabilities.

     Pursuant to the Investment Advisory Agreement, the Advisor will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of the Company’s board of directors in following or declining to follow its advice or recommendations. Under the terms of the Investment Advisory Agreement, the Advisor, its principals, stockholders, members, managers, partners, directors and personnel, any person controlling or controlled by the Advisor, including ZAIS, and any person providing sub-advisory services to the Advisor will not be liable to the Company, any subsidiary of the Company, the Company’s directors, the Company’s stockholders or any of the Company’s subsidiary’s stockholders, members or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except acts or omissions constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the Investment Advisory Agreement, as determined by a final non-appealable order of a court of competent jurisdiction. In addition, the Company has agreed to indemnify the Advisor, its principals, stockholders, members, managers, partners, directors and personnel, any person controlling or controlled by the Advisor and any person providing sub-advisory services to the Advisor with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of the Advisor not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Investment Advisory Agreement.

The Advisor may have difficulty in complying with regulatory requirements applicable to REITs, including the REIT provisions of the Internal Revenue Code, which may hinder its ability to achieve the Company’s objectives or result in loss of the Company’s qualification as a REIT.

     The Advisor’s management team has limited experience managing a REIT. The REIT rules and regulations are highly technical and complex, and the failure to comply with the income, asset, and other limitations imposed by these rules and regulations could prevent the Company from qualifying as a REIT or could force it to pay unexpected taxes and penalties. Failure to comply with the income, asset and other limitations imposed by the REIT rules and regulations may hinder the Company’s ability to achieve its objectives or result in loss of the Company’s qualification as a REIT or payment of taxes and penalties. As a result, the Company cannot provide assurance that it will be able to successfully operate as a REIT or comply with regulatory requirements applicable to REITs.

The Company’s board of directors has approved broad guidelines for the Advisor and will not approve each acquisition decision made by the Advisor.

     The Advisor is authorized to follow broad guidelines in pursuing the Company’s asset acquisition strategy. The Company’s board of directors will periodically review the Company’s guidelines and the Company’s portfolio of assets but will not, and will not be required to, review all of the Company’s proposed acquisitions or any type or category of asset, except that an acquisition of any security from, or issued by, an entity managed by the Advisor or its affiliates, must be approved by a majority of the independent members of the board of directors. In addition, in conducting periodic reviews, the directors will rely primarily on information provided to them by the Advisor. Furthermore, the Advisor may use complex strategies, and transactions entered into by the Advisor may be costly, difficult or impossible to unwind by the time they are reviewed by the Company’s board of directors. The Advisor will have great latitude within the broad parameters of the Company’s guidelines in determining the types of assets it may decide are proper for the Company, which could result in returns that are substantially below expectations or that result in losses, which would materially and adversely affect the Company’s business operations and results. Further, decisions and acquisitions made by the Advisor may not fully reflect the best interests of the Company’s stockholders.

The Company may change any of its strategies, guidelines, policies or procedures without stockholder consent, which could result in its making acquisitions that are different from, and possibly riskier than, those described in this annual report on Form 10-K.

     The Company may change any of its strategies, guidelines, policies or procedures with respect to acquisitions, asset allocation, growth, operations, indebtedness, financing strategy, hedging strategy and distributions at any time without the consent of the Company’s stockholders, which could result in the Company’s strategies becoming different from, and possibly riskier than, strategies described in this annual report on Form 10-K. A change in the Company’s strategy may increase its exposure to interest rate risk, prepayment risk, financing risk, credit risk, default risk and real estate market fluctuations. Furthermore, a change in the Company’s asset allocation could result in the Company making acquisitions in asset categories different from those described in this annual report on Form 10-K. In addition, the Company’s charter provides that its board of directors may revoke or otherwise terminate the Company’s REIT election, without the approval of its stockholders, if it determines that it is no longer in the Company’s best interests to qualify as a REIT. These changes could adversely affect the Company’s financial condition, results of operations, the value of the Company’s common stock and its ability to make distributions to the Company’s stockholders.

The Advisor’s advisory fee may reduce its incentive to devote its time and effort to seeking attractive assets for the Company’s portfolio because the fee is payable regardless of the performance of the Company’s portfolio and there is no incentive fee associated with the management of the Company’s assets.

     The Operating Partnership will pay to the Advisor an advisory fee, calculated and payable (in cash) quarterly in arrears, equal to 1.5% per annum of the Company’s Stockholders’ Equity (as defined in the Investment Advisory Agreement). The Company will pay the Advisor an advisory fee regardless of the performance of the Company’s portfolio and there is no incentive fee associated with the management of the Company’s assets. The Advisor’s entitlement to nonperformance-based compensation might reduce its incentive to devote sufficient time and effort to seeking assets that provide attractive risk-adjusted returns for the Company’s portfolio. This in turn could negatively affect the Company’s ability to make distributions to its stockholders and the value of its common stock.

Risks Related to Financing and Hedging

The Company uses leverage in executing its business strategy, which may adversely affect the return on the Company’s assets and may reduce cash available for distribution to the Company’s stockholders, as well as increase losses when economic conditions are unfavorable.

     The Company leverages the acquisition of its target assets through private funding sources, including borrowings structured as repurchase agreements, securitizations, term financings and derivative contracts. Leverage can enhance the Company’s potential returns but can also exacerbate losses. Although the Company is not required to maintain any particular assets-to-equity leverage ratio, the amount of leverage the Company deploys for particular assets depends upon the Advisor’s assessment of short-term interest rates, overall market conditions and the particular risks of the assets being financed. The Company’s percentage of leverage varies over time depending on its ability to enter into repurchase agreements, term financings and derivative contracts, financing rates, type and/or amount of collateral required to be pledged, the Company’s assessment of the appropriate amount of leverage for the particular assets the Company is funding and regulatory requirements limiting the permissible amount of leverage to be utilized.

     The return on the Company’s assets and cash available for distribution to its stockholders may be reduced to the extent that market conditions prevent the Company from leveraging its assets or cause the cost of its financing to increase relative to the income that can be derived from the assets acquired. The Company’s financing costs will reduce cash available for distribution to stockholders. The Company may not be able to meet its financing obligations and, to the extent that the Company cannot, the Company risks the loss of some or all of the Company’s assets to liquidation or sale to satisfy the obligations. A decrease in the value of the Company’s assets that are subject to repurchase agreement financing may lead to margin calls which the Company will have to satisfy. The Company may not have the funds available to satisfy any such margin calls and may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses. The satisfaction of any such margin calls may reduce cash flow available for distribution to the Company’s stockholders. Any reduction in distributions to the Company’s stockholders may cause the value of the Company’s common stock to decline.

The Company’s inability to access funding could have a material adverse effect on the Company’s results of operations, financial condition and business.

     The borrowings the Company used to fund the purchase of its portfolio totaled approximately $116.1 million as of December 31, 2012 under master repurchase agreements with three counterparties. The Company’s ability to fund its target asset acquisitions may be impacted by the Company’s ability to secure borrowings structured as repurchase agreements, securitizations, term financings and derivative contracts on acceptable terms. Because repurchase agreements are short-term commitments of capital, lenders may respond to market conditions making it more difficult for the Company to renew or replace on a continuous basis its maturing short-term borrowings. If the Company is not able to renew its then existing facilities or arrange for new financing on terms acceptable to the Company, or if the Company defaults on the Company’s covenants or is otherwise unable to access funds under the Company’s repurchase agreements, the Company may have to curtail the Company’s asset acquisition activities and/or dispose of assets. While the Company is in discussions with additional counterparties to provide financing arrangements, the Company cannot provide assurance that these discussions will result in additional financing capacity for the Company.

     It is possible that the lenders that will provide the Company with financing could experience changes in their ability to advance funds to it, independent of its performance or the performance of its portfolio of assets. Furthermore, if many of the Company’s potential lenders are unwilling or unable to provide it with financing, the Company could be forced to sell its assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on the Company’s lenders change, they may be required to significantly increase the cost of the financing that they provide to the Company. The Company’s lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability. Moreover, the amount of financing the Company receives under its repurchase agreements will be directly related to the lenders’ valuation of the Company’s target assets that cover the outstanding borrowings. Typically, repurchase agreements grant the lender the absolute right to reevaluate the fair market value of the assets that cover outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call. A margin call would require the Company to transfer additional assets to such lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. Any such margin call could have a material adverse effect on the Company’s results of operations, financial condition, business, liquidity and ability to make distributions to the Company’s stockholders, and could cause the value of the Company’s common stock to decline. The Company may be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity, which could cause it to incur losses.

     The dislocations in the residential mortgage sector in the financial crisis that began in 2007 have caused many lenders to tighten their lending standards, reduce their lending capacity or exit the market altogether. Further contraction among lenders, insolvency of lenders or other general market disruptions could adversely affect one or more of the Company’s potential lenders and could cause one or more of the Company’s potential lenders to be unwilling or unable to provide the Company with financing on attractive terms or at all. This could increase the Company’s financing costs and reduce its access to liquidity.

The repurchase agreements that the Company uses to finance its assets may require the Company to provide additional collateral and may restrict the Company from leveraging its assets as fully as desired.

     The Company uses borrowings structured as repurchase agreements to finance certain of its assets. If the fair market value of the assets pledged or sold by the Company to a financing institution declines, the Company may be required by the financing institution to provide additional collateral or pay down a portion of the funds advanced, but the Company may not have the funds available to do so, which could result in defaults. Posting additional collateral to support the Company’s credit will reduce its liquidity and limit its ability to leverage its assets, which could adversely affect its business. In the event the Company does not have sufficient liquidity to meet such requirements, financing institutions can accelerate repayment of the Company’s indebtedness, increase interest rates, liquidate its collateral or terminate its ability to borrow. Such a situation would likely result in a rapid deterioration of the Company’s financial condition and possibly necessitate a filing for bankruptcy protection.

     Further, financial institutions providing the repurchase facilities may require the Company to maintain a certain amount of cash that is not invested or to set aside non-leveraged assets sufficient to maintain a specified liquidity position which would allow the Company to satisfy its collateral obligations. As a result, the Company may not be able to leverage the Company’s assets as fully as the Company would choose, which could reduce its return on equity. If the Company is unable to meet these collateral obligations, the Company’s financial condition could deteriorate rapidly.

If a counterparty to the Company’s repurchase transactions defaults on its obligation to resell the underlying security back to the Company at the end of the transaction term, or if the value of the underlying security has declined as of the end of that term, or if the Company defaults on its obligations under the repurchase agreement, the Company will lose money on its repurchase transactions.

     Under the Company’s repurchase transactions, the Company generally sells securities to lenders (that is, repurchase agreement counterparties) and receives cash from the lenders. The lenders are obligated to resell the same securities back to the Company at the end of the term of the transaction, which typically ranges from 30 to 90 days, but which may have terms of up to 364 days or longer. Because the cash the Company will receive from the lender when the Company initially sells the securities to the lender is less than the value of those securities (this is referred to as the haircut), if the lender defaults on its obligation to resell the same securities back to it the Company would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). The Company would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as the Company would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Further, if the Company defaults on one of its obligations under a repurchase transaction, the lender will be able to terminate the transaction and cease entering into any other repurchase transactions with the Company. The Company’s repurchase agreements may contain cross-default provisions, such that if a default occurs under any one agreement, the lenders under the Company’s other agreements could also declare a default. If a default occurs under any of the Company’s repurchase agreements and the lenders terminate one or more of the Company’s repurchase agreements, the Company may need to enter into replacement repurchase agreements with different lenders. There can be no assurance that the Company will be successful in entering into such replacement repurchase agreements on the same terms as the repurchase agreements that were terminated or at all. Any losses the Company incurs on its repurchase transactions could adversely affect the Company’s earnings and thus the Company’s cash available for distribution to its stockholders.

An increase in the Company’s borrowing costs relative to the interest it receives on its leveraged assets may adversely affect the Company’s profitability and the Company’s cash available for distribution to its stockholders.

     As the Company’s repurchase agreements and other short-term borrowings mature, the Company will be required either to enter into new borrowings or to sell certain of its assets. An increase in short-term interest rates at the time that the Company seeks to enter into new borrowings would reduce the spread between the returns on the Company’s assets and the cost of the Company’s borrowings. This would adversely affect the returns on the Company’s assets, which might reduce earnings and, in turn, cash available for distribution to the Company’s stockholders.

The Company’s rights under the Company’s repurchase agreements may be subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of the Company or its lenders under the repurchase agreements, which may allow the Company’s lenders to repudiate the Company’s repurchase agreements.

     In the event of the Company’s insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the collateral agreement without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and the Company’s claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, the Company’s ability to exercise its rights to recover its securities under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages the Company actually incurs.

The Company enters into hedging transactions that could expose it to contingent liabilities in the future and adversely impact its financial condition.

     Subject to maintaining the Company’s qualification as a REIT, part of the Company’s strategy involves entering into hedging transactions that could require it to fund cash payments in certain circumstances (such as the early termination of a hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in the Company’s results of operations. The Company’s ability to fund these obligations will depend on the liquidity of its assets and access to capital at the time. The need to fund these obligations could adversely impact the Company’s financial condition.

Hedging against interest rate exposure may adversely affect the Company’s earnings, which could reduce its cash available for distribution to its stockholders.

     Subject to maintaining its qualification as a REIT, the Company pursues various hedging strategies to seek to reduce its exposure to adverse changes in interest rates. The Company’s hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect the Company because, among other things:

  interest rate hedging can be expensive, particularly during periods of volatile interest rates;

  available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

  the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments or “mark to market” losses would reduce earnings or stockholders’ equity;

  the amount of income that a REIT may earn from non-qualifying hedging transactions (other than through taxable REIT subsidiaries (“TRSs”)) to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;

  the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs the Company’s ability to sell or assign the Company’s side of the hedging transaction;

  the hedging counterparty owing money in the hedging transaction may default on its obligation to pay; and

  the duration of the hedge may not match the duration of the related liability.

     In general, when the Company acquires a fixed-rate mortgage or hybrid ARM security, the Company may, but is not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes the Company’s borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect the Company from rising interest rates, because the borrowing costs are fixed for the duration of the fixed-rate portion of the related RMBS.

     However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on the Company’s results of operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the hybrid ARM security would remain fixed. This situation may also cause the fair market value of the Company’s hybrid ARM security to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, the Company may be forced to sell assets to maintain adequate liquidity, which could cause the Company to incur losses.

     In addition, the use of this swap hedging strategy effectively limits increases in the Company’s book value in a declining rate environment, due to the effectively fixed nature of the Company’s hedged borrowing costs. In an extreme rate decline, prepayment rates on the Company’s assets might actually result in certain of the Company’s assets being fully paid off while the corresponding swap or other hedge instrument remains outstanding. In such a situation, the Company may be forced to liquidate the swap or other hedge instrument at a level that causes it to incur a loss.

     The Company’s hedging transactions, which are intended to limit losses, may actually adversely affect the Company’s earnings, which could reduce its cash available for distribution to its stockholders.

The Company’s use of derivatives may expose it to counterparty and other risks.

     The Company has entered into over-the-counter interest rate swap agreements to hedge risks associated with movements in interest rates. Because such interest rate swaps are not cleared through a central counterparty, the counterparty’s performance is not guaranteed by an exchange or its clearing house. As a result, if a swap counterparty cannot perform under the terms of an interest rate swap, the Company would not receive payments due under that agreement, the Company may lose any unrealized gain associated with the interest rate swap and the hedged liability would cease to be hedged by the interest rate swap. The Company may also be at risk for any collateral the Company has pledged to secure the Company’s obligations under the interest rate swap if the counterparty becomes insolvent or files for bankruptcy.

     Derivative instruments are also subject to liquidity risk and may be difficult or impossible to sell, close out or replace quickly and at the price that reflects the fundamental value of the instrument. Although both over-the-counter and exchange-traded markets may experience lack of liquidity, over-the-counter non-standardized derivative transactions are generally less liquid than exchange-traded instruments.

     Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Recently, new regulation has been promulgated by U.S. and foreign regulators attempting to strengthen oversight of derivative contracts. Any actions taken by regulators could constrain the Company’s strategy and could increase its costs, either of which could materially and adversely impact its results of operations. In particular, the Dodd-Frank Act requires certain derivatives to be executed on a regulated market and cleared through a central counterparty, which may result in increased margin requirements and costs.

     The business failure of a hedging counterparty with whom the Company enters into a hedging transaction will most likely result in its default. Default by a party with whom the Company enters into a hedging transaction may result in the loss of unrealized profits and force the Company to cover its commitments, if any, at the then current market price. Although generally the Company will seek to reserve the right to terminate the Company’s hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and the Company may not be able to enter into an offsetting contract in order to cover the Company’s risk. The Company cannot provide any assurances that a liquid secondary market will exist for hedging instruments purchased or sold, and the Company may be required to maintain a position until exercise or expiration, which could result in losses.

Regulation as a commodity pool operator could subject the Company to additional regulation and compliance requirements which could materially adversely affect the Company’s business and financial condition.

     The Dodd-Frank Act extended the reach of commodity regulations for the first time to include not just traditional futures contracts but also derivative contracts referred to as “swaps.” As a consequence of this change, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operator to be regulated as a commodity pool operator (“CPO”). Under the new requirements, which became effective on December 31, 2012 for those who become CPOs solely because of use of swaps by the relevant commodity pool, CPOs must register with the U.S. Commodity Futures Trading Commission (“CFTC”) and become subject to regulation by the CFTC, including with respect to disclosure, recordkeeping and reporting.

     On December 7, 2012, the CFTC issued a No-Action Letter that provides mortgage REITs relief from such registration (“No-Action Letter”) if they meet certain conditions and submit a claim for such no-action relief by email to the CFTC. The Company believes it meets the conditions set forth in the No-Action Letter and it has filed its claim with the CFTC to perfect the use of the no-action relief from registration. However, if in the future the Company does not meet the conditions set forth in the No-Action Letter or the relief provided by the No-Action Letter becomes unavailable for any other reason and the Company is unable to obtain another exemption from registration, the Company may be required to reduce or eliminate its use of interest rate swaps or vary the manner in which it deploys interest rate swaps in its business and the Company or its directors may be required to register with the CFTC as CPOs and the Advisor may be required to register as a “commodity trading advisor” with the CFTC, which will require compliance with CFTC rules and subject the Company, its directors and the Advisor to regulation by the CFTC. In the event registration for the Company, its directors or the Advisor is required but is not obtained, the Company, its directors or the Advisor may be subject to fines, penalties and other civil or governmental actions or proceedings, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

If the Company attempts to qualify for hedge accounting treatment for its derivative instruments, but the Company fails to so qualify, it may suffer because losses on the derivatives that the Company enters into may not be offset by a change in the fair value of the related hedged transaction.

     If the Company attempts to qualify for hedge accounting treatment for the Company’s derivative instruments, but it fails to so qualify for a number of reasons, including if the Company uses instruments that do not meet the definition of a derivative (such as short sales), the Company fails to satisfy hedge documentation and hedge effectiveness assessment requirements or the Company’s instruments are not highly effective, the Company may suffer because losses on the derivatives the Company holds may not be offset by a change in the fair value of the related hedged transaction.

Declines in the fair market values of the Company’s assets may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to the Company’s stockholders.

     A portion of the Company’s assets may be classified for accounting purposes as “available-for-sale.” Other than in the instances of other-than-temporary impairment, changes in the fair market values of most of these assets will be directly charged or credited to stockholders’ equity. As a result, a decline in values may reduce the book value of the Company. Moreover, if the decline in value of an available-for-sale security is other than temporary or if the Company elects the fair value option in respect of such security, such decline will reduce earnings.

     A decline in the fair market value of the Company’s assets may adversely affect it, particularly in instances where the Company has borrowed money based on the fair market value of those assets. If the fair market value of those assets declines, the lender may require the Company to post additional collateral to support the loan. If the Company were unable to post the additional collateral, it would have to sell the assets at a time when it might not otherwise choose to do so. A reduction in credit available may reduce the Company’s earnings and, in turn, cash available for distribution to stockholders.

Risks Related to the Company’s Assets and the Company’s Target Assets

The Company may not realize gains or income from its assets, which could cause the value of its common stock to decline.

     The Company seeks to generate both current income and capital appreciation for its stockholders. However, the Company’s assets may not appreciate in value and, in fact, may decline in value, and the debt securities the Company owns or acquires may default on interest and/or principal payments. Accordingly, the Company may not be able to realize gains or income from the Company’s assets. Any gains that the Company does realize may not be sufficient to offset any other losses the Company experiences. Any income that the Company realizes may not be sufficient to offset the Company’s expenses.

The Company’s portfolio of assets may be concentrated and will be subject to risk of default.

     While the Company intends to diversify its portfolio of assets in the manner described in this annual report on Form 10-K, the Company is not required to observe specific diversification criteria, except as may be set forth in the guidelines adopted by the Company’s board of directors. Therefore, the Company’s portfolio of assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. For example, as of December 31, 2012, the five states that represented the largest portion of mortgage loans underlying the Company’s non-agency RMBS assets (measured by outstanding principal balance) were: California (43.2%); Florida (7.9%); New York (7.0%); Virginia (4.6%); and New Jersey (4.5%). To the extent that the Company’s portfolio is concentrated in any one region or type of security, downturns relating generally to such region or type of security may result in defaults on a number of its assets within a short time period, which may reduce the Company’s net income and the value of its common stock and accordingly reduce its ability to pay dividends to its stockholders.

The spread between swap rates and residential mortgage loans and non-Agency RMBS may widen due to difficult market conditions, which may adversely affect lending terms for these assets and have a negative impact on the Company’s stated book value.

     Since the onset of the financial crisis that began in 2007, the spread between swap rates and residential mortgage loans and non-Agency RMBS has been volatile. Spreads on these assets initially moved wider due to the difficult credit conditions and have only recovered a portion of that widening. As the prices of securitized assets declined, a number of investors and a number of structured investment vehicles faced margin calls from dealers and were forced to sell assets in order to reduce leverage. The price volatility of these assets also impacted lending terms in the repurchase market, as counterparties raised margin requirements to reflect the more difficult environment. The spread between the yield on the Company’s assets and its funding costs is an important factor in the performance of this aspect of the Company’s business. Wider spreads imply greater income on new asset purchases but may have a negative impact on the Company’s stated book value. Wider spreads generally negatively impact asset prices. In an environment where spreads are widening, counterparties may require additional collateral to secure borrowings, which may require the Company to reduce leverage by selling assets.

The Company holds and may acquire additional non-Agency RMBS collateralized by subprime mortgage loans, which are subject to increased risks.

     The Company holds and may acquire additional non-Agency RMBS backed by collateral pools of mortgage loans that have been originated using underwriting standards that are less restrictive than those used in underwriting “prime mortgage loans” and “alternative-A mortgage loans.” These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent years experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans, the performance of non-Agency RMBS backed by subprime mortgage loans that the Company holds and may acquire could be correspondingly adversely affected, which could adversely impact the Company’s results of operations, financial condition and business.

The residential mortgage loans and the mortgage loans underlying the RMBS that the Company holds and intends to acquire may be subject to defaults, foreclosure timeline extension, fraud and residential price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, which could result in losses to the Company.

     The residential mortgage loans and the mortgage loans underlying the RMBS that the Company holds and intends to acquire may be subject to the risks of defaults, foreclosure timeline extension, fraud and home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal. The ability of a borrower to repay a mortgage loan secured by a residential property is dependent upon the income or assets of the borrower.

     A number of factors may impair borrowers’ abilities to repay their loans, including:

  adverse changes in national and local economic and market conditions;

  changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

  costs of remediation and liabilities associated with environmental conditions such as indoor mold;

  the potential for uninsured or under-insured property losses;

  acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses; and

  acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001.

     In the event of defaults on the residential mortgage loans that the Company holds or acquires or that underlie its investments in RMBS and the exhaustion of any underlying or any additional credit support, the Company may not realize its anticipated return on its investments and the Company may incur a loss on these investments. In addition, the Company’s investments in non-Agency RMBS will be backed by residential real property but, in contrast to Agency RMBS, their principal and interest will not be guaranteed by federally chartered entities such as Fannie Mae and Freddie Mac and, in the case of Ginnie Mae, the U.S. Government. The ability of a borrower to repay these loans or other financial assets is dependent upon the income or assets of these borrowers.

The Company may be affected by alleged or actual deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.

     Allegations of deficiencies in servicing and foreclosure practices among several large sellers and servicers of residential mortgage loans that surfaced in 2010 raised various concerns relating to such practices, including the improper execution of the documents used in foreclosure proceedings (“robo signing”), inadequate documentation of transfers and registrations of mortgages and assignments of loans, improper modifications of loans, violations of representations and warranties at the date of securitization and failure to enforce put-backs.

     As a result of alleged deficiencies in foreclosure practices, a number of servicers temporarily suspended foreclosure proceedings beginning in the second half of 2010 while they evaluated their foreclosure practices. In late 2010, a group of state attorneys general and state bank and mortgage regulators representing nearly all 50 states and the District of Columbia, along with the U.S. Justice Department and the Department of Housing and Urban Development, began an investigation into foreclosure practices of banks and servicers. The investigations and lawsuits by several state attorneys general led to a settlement agreement in March 2012 with five of the nation’s largest banks, pursuant to which the banks agreed to pay more than $25 billion to settle claims relating to improper foreclosure practices. The settlement does not prohibit the states, the federal government, individuals or investors in RMBS from pursuing additional actions against the banks and servicers in the future.

     The integrity of the servicing and foreclosure processes are critical to the value of the mortgage loan portfolios underlying the RMBS in which the Company invests, and the Company’s financial results could be adversely affected by deficiencies in the conduct of those processes. For example, delays in the foreclosure process that have resulted from investigations into improper servicing practices may adversely affect the values of, and the Company’s losses on, the non-Agency RMBS the Company owns or may acquire. Foreclosure delays may also increase the administrative expenses of any securitization trusts that the Company may sponsor for non-Agency RMBS, thereby reducing the amount of funds available for distribution to the Company’s stockholders. In addition, the subordinate classes of securities issued by any such securitization trusts may continue to receive interest payments while the defaulted loans remain in the trusts, rather than absorbing the default losses. This may reduce the amount of credit support available for the senior classes the Company may own, thus possibly adversely affecting these securities.

     While the Company believes that the sellers and servicers would be in violation of their servicing contracts to the extent that they have improperly serviced mortgage loans or improperly executed documents in foreclosure or bankruptcy proceedings, or do not comply with the terms of servicing contracts when deciding whether to apply principal reductions, it may be difficult, expensive and time consuming for the Company to enforce its contractual rights. The Company continues to monitor and review the issues raised by the alleged improper foreclosure practices. While the Company cannot predict exactly how the servicing and foreclosure matters or the resulting litigation or settlement agreements will affect its business, there can be no assurance that these matters will not have an adverse impact on the Company’s results of operations and financial condition.

The commercial mortgage loans underlying the CMBS the Company may hold and acquire may be subject to defaults, foreclosure timeline extension, fraud and commercial price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, which could result in losses to the Company.

     CMBS are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Commercial mortgage loans are secured by multifamily or commercial property and may be subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things, tenant mix;

  success of tenant businesses;

  property management decisions;

  property location and condition;

  competition from comparable types of properties;

  changes in laws that increase operating expenses or limit rents that may be charged;

  any need to address environmental contamination at the property or the occurrence of any uninsured casualty at the property;

  changes in national, regional or local economic conditions and/or specific industry segments;

  declines in regional or local real estate values;

  declines in regional or local rental or occupancy rates;

  increases in interest rates;

  real estate tax rates and other operating expenses;

  changes in governmental rules, regulations and fiscal policies, including environmental legislation; and

  acts of God, terrorist attacks, social unrest and civil disturbances.

The Company’s investments may include subordinated tranches of RMBS or CMBS, which are subordinate in right of payment to more senior securities.

     The Company’s investments may include subordinated tranches of RMBS or CMBS, which are subordinated classes of securities in a structure of securities collateralized by a pool of mortgage loans and, accordingly, are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions than more senior securities. As a result, such subordinated interests generally are not actively traded and may not provide holders thereof with liquid investments.

If the Advisor underestimates the loss-adjusted yields of the Company’s CMBS investments, the Company may experience losses.

     The Advisor expects to value any CMBS investments based on loss-adjusted yields, taking into account estimated future losses on the mortgage loans included in the securitization’s pool of loans, and the estimated impact of these losses on expected future cash flows. The Advisor’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that the Advisor underestimates the pool level losses relative to the price the Company pays for a particular CMBS investment, the Company may experience losses with respect to such investment.

The Company may not control the special servicing of the mortgage loans included in the CMBS in which it may invest and, in such cases, the special servicer may take actions that could adversely affect the Company’s interests.

     With respect to CMBS in which the Company may invest, overall control over the special servicing of the related underlying mortgage loans will be held by a “directing certificateholder” or a “controlling class representative,” which is appointed by the holders of the most subordinate class of CMBS in such series. The Company may not have the right to appoint the directing certificateholder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificateholder, take actions with respect to the specially serviced mortgage loans that could adversely affect the Company’s interests.

The Company may purchase interests in mortgage servicing rights, which will expose it to significant risks.

     MSRs are among the Company’s target assets. Fannie Mae and Freddie Mac generally require mortgage servicers to be paid a minimum servicing fee that significantly exceeds the amount a servicer would charge in an arm’s-length transaction. The minimum servicing fee required by the Agencies is therefore made up of the normal arm’s-length servicing fee and the excess mortgage servicing amount.

     Any MSRs the Company acquires will be recorded at fair value on the Company’s balance sheet based upon significant estimates and assumptions, with changes in fair value included in the Company’s consolidated results of operations. Such estimates and assumptions would include, without limitation, estimates of future cash flows associated with MSRs based upon assumptions involving interest rates as well as the prepayment rates, delinquencies and foreclosure rates of the underlying serviced mortgage loans.

     The ultimate realization of the value of MSRs, which are measured at fair value on a recurring basis, may be materially different than the fair values of such MSRs as may be reflected in the Company’s balance sheet as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows. Accordingly, there may be material uncertainty about the fair value of any MSRs the Company acquires.

     Changes in interest rates are a key driver of the performance of MSRs. Historically, the value of MSRs has increased when interest rates rise and decreased when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. The Company may pursue various hedging strategies to seek to reduce its exposure to adverse changes in interest rates. The Company’s hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect the Company. To the extent the Company does not utilize derivatives to hedge against changes in the fair value of MSRs, the Company’s balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, MSRs as interest rates change.

     Prepayment speeds significantly affect excess mortgage servicing fees. Prepayment speed is the measurement of how quickly borrowers pay down the unpaid principal balance of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. The Company will base the price it pays for MSRs and the rate of amortization of those assets on factors such as the Company’s projection of the cash flows from the related pool of mortgage loans. The Company’s expectation of prepayment speeds will be a significant assumption underlying those cash flow projections. If prepayment speeds are significantly greater than expected, the carrying value of MSRs could exceed their estimated fair value. If the fair value of MSRs decreases, the Company would be required to record a non-cash charge, which would have a negative impact on its financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows the Company receives from MSRs, and the Company could ultimately receive substantially less than what it paid for such assets.

     Moreover, delinquency rates have a significant impact on the valuation of any excess mortgage servicing fees. An increase in delinquencies will generally result in lower revenue because typically the Company will only collect servicing fees from Agencies or mortgage owners for performing loans. If delinquencies are significantly greater than the Company expects, the estimated fair value of the MSRs could be diminished. When the estimated fair value of MSRs is reduced, the Company could suffer a loss, which could have a negative impact on the Company’s financial results.

     Furthermore, MSRs are subject to numerous U.S. federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on the Company’s business. The Company’s failure to comply, or the failure of the servicer to comply, with the laws, rules or regulations to which the Company or the servicer are subject by virtue of ownership of MSRs, whether actual or alleged, could expose the Company to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

The receivables underlying the ABS the Company may acquire are subject to credit risks, liquidity risks, interest rate risks, market risks, operations risks, structural risks and legal risks, which could result in losses to the Company.

     ABS are securities backed by various asset classes, including auto loans, student loans, credit card loans, equipment loans, floor plan loans and small business loans fully guaranteed as to principal and interest by the U.S. Small Business Administration. A portion of the Company’s target assets may be ABS. The structure of an ABS, and the terms of the investors’ interest in the underlying collateral, can vary widely depending on the type of collateral, the desires of investors and the use of credit enhancements. Individual transactions can differ markedly in both structure and execution. Important determinants of the risk associated with issuing or holding ABS include (i) the relative seniority or subordination of the class of ABS held by an investor, (ii) the relative allocation of principal and interest payments in the priorities by which such payments are made under the governing documents, (iii) the effect of credit losses on both the issuing vehicle and investors’ returns, (iv) whether the underlying collateral represents a fixed set of specific assets or accounts, (v) whether the underlying collateral assets are revolving or closed-end, (vi) the terms (including maturity of the ABS) under which any remaining balance in the accounts may revert to the issuing vehicle and (vii) the extent to which the entity that sold the underlying collateral to the issuing vehicle is obligated to provide support to the issuing vehicle or to investors. With respect to some types of ABS, the foregoing risks are more closely correlated with similar risks on corporate bonds of similar terms and maturities than with the performance of a pool of similar assets.

     In addition, certain ABS (particularly subordinated ABS) provide that the non-payment of interest thereon in cash will not constitute an event of default in certain circumstances, and the holders of such ABS will not have available to them any associated default remedies. Interest not paid in cash will generally be capitalized and added to the outstanding principal balance of the related security. Deferral of interest through such capitalization will reduce the yield on such ABS.

     Holders of ABS bear various risks, including credit risks, liquidity risks, interest rate risks, market risks, operations risks, structural risks and legal risks. Credit risk arises from (i) losses due to defaults by obligors under the underlying collateral and (ii) the issuing vehicle’s or servicer’s failure to perform its respective obligations under the transaction documents governing the ABS. These two risks may be related, as, for example, in the case of a servicer that does not provide adequate credit-review scrutiny to the underlying collateral, leading to a higher incidence of defaults.

     Market risk arises from the cash flow characteristics of the ABS, which for most ABS tend to be predictable. The greatest variability in cash flows comes from credit performance, including the presence of wind-down or acceleration features designed to protect the investor in the event that credit losses in the portfolio rise well above expected levels.

     Interest rate risk arises for the issuer from (i) the pricing terms on the underlying collateral, (ii) the terms of the interest rate paid to holders of the ABS and (iii) the need to mark to market the excess servicing or spread account proceeds carried on the issuing vehicle’s balance sheet. For the holder of the security, interest rate risk depends on the expected life of the ABS, which may depend on prepayments on the underlying assets or the occurrence of wind-down or termination events. If the servicer becomes subject to financial difficulty or otherwise ceases to be able to carry out its functions, it may be difficult to find other acceptable substitute servicers and cash flow disruptions or losses may occur, particularly with underlying collateral comprised of non-standard receivables or receivables originated by private retailers who collect many of the payments at their stores.

     Structural and legal risks include the possibility that, in a bankruptcy or similar proceeding involving the originator or the servicer (often the same entity or affiliates), a court having jurisdiction over the proceeding could determine that, because of the degree to which cash flows on the assets of the issuing vehicle may have been commingled with cash flows on the originator’s other assets (or similar reasons), (i) the assets of the issuing vehicle could be treated as never having been truly sold by the originator to the issuing vehicle and could be substantively consolidated with those of the originator, or (ii) the transfer of such assets to the issuer could be voided as a fraudulent transfer. The time and expense related to a challenge of such a determination also could result in losses and/or delayed cash flows.

An increase in interest rates may cause a decrease in the volume of certain of the Company’s target assets, which could adversely affect its ability to acquire target assets that satisfy its investment objectives and to generate income and make distributions.

     Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of the Company’s target assets available to it, which could adversely affect the Company’s ability to acquire assets that satisfy its investment objectives. Rising interest rates may also cause the Company’s target assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause the Company to be unable to acquire a sufficient volume of its target assets with a yield that is above the Company’s borrowing cost, the Company’s ability to satisfy its investment objectives and to generate income and make distributions may be materially and adversely affected.

     The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), the Company’s borrowing costs may increase more rapidly than the interest income earned on the Company’s assets. Because the Company expects its investments, on average, generally will bear interest based on longer-term rates than the Company’s borrowings, a flattening of the yield curve would tend to decrease the Company’s net income and the fair market value of its net assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease the Company’s net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event the Company’s borrowing costs may exceed its interest income and the Company could incur operating losses.

Increases in interest rates could adversely affect the value of the Company’s investments and cause its interest expense to increase, which could result in reduced earnings or losses and negatively affect the Company’s profitability as well as the cash available for distribution to the Company’s stockholders.

     The Company seeks to invest in non-Agency RMBS, Agency RMBS, residential mortgage loans and other real estate-related and financial assets, including MSRs, IOs, CMBS and ABS. In a normal yield curve environment, an investment in such assets will generally decline in value if long-term interest rates increase. Declines in fair market value may ultimately reduce earnings or result in losses to the Company, which may negatively affect cash available for distribution to the Company’s stockholders.

     A significant risk associated with the Company’s target assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates increased significantly, the fair market value of these investments would decline, and the duration and weighted average life of the investments would increase. The Company could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on the Company’s repurchase agreements.

     Fair market values of the Company’s investments may decline without any general increase in interest rates for a number of reasons, such as increases or expected increases in defaults, or increases or expected increases in voluntary prepayments for those investments that are subject to prepayment risk or widening of credit spreads.

     In addition, in a period of rising interest rates, the Company’s operating results will depend in large part on the difference between the income from the Company’s assets and the Company’s financing costs. The Company anticipates that, in most cases, the income from such assets will respond more slowly to interest rate fluctuations than the cost of its borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence the Company’s net income. Increases in these rates will tend to decrease the Company’s net income and fair market value of its assets.

Interest rate mismatches between the Company’s RMBS backed by ARMs or hybrid ARMs and the Company’s borrowings used to fund its purchases of these assets may cause it to suffer losses.

     The Company funds its RMBS with borrowings that have interest rates that adjust more frequently than the interest rate indices and repricing terms of RMBS backed by ARMs or hybrid ARMs. Accordingly, if short-term interest rates increase, the Company’s borrowing costs may increase faster than the interest rates on RMBS backed by ARMs or hybrid ARMs adjust. As a result, in a period of rising interest rates, the Company could experience a decrease in net income or a net loss.

     In most cases, the interest rate indices and repricing terms of RMBS backed by ARMs or hybrid ARMs and the Company’s borrowings are not identical, thereby potentially creating an interest rate mismatch between the Company’s investments and its borrowings. While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods when the spread between these indices was volatile. During periods of changing interest rates, these interest rate index mismatches could reduce the Company’s net income or produce a net loss, and adversely affect the level of the Company’s dividends and the market price of its common stock.

     In addition, RMBS backed by ARMs or hybrid ARMs are typically subject to lifetime interest rate caps that limit the amount an interest rate can increase through the maturity of the RMBS. However, the Company’s borrowings under repurchase agreements typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on the Company’s borrowings could increase without limitation while caps could limit the interest rates on these types of RMBS. This problem is magnified for RMBS backed by ARMs or hybrid ARMs that are not fully indexed. Further, some RMBS backed by ARMs or hybrid ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, the Company may receive less cash income on these types of RMBS than the Company needs to pay interest on its related borrowings. These factors could reduce the Company’s net interest income and cause it to suffer a loss during periods of rising interest rates.

Interest rate fluctuations may adversely affect the level of the Company’s net income and the value of the Company’s assets and common stock.

     Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control. Interest rate fluctuations present a variety of risks, including the risk of a narrowing of the difference between asset yields and borrowing rates, flattening or inversion of the yield curve and fluctuating prepayment rates, and may adversely affect the Company’s income and the value of its assets and common stock.

Because the Company holds and may acquire additional fixed-rate securities, an increase in interest rates on the Company’s borrowings may adversely affect its book value.

     Increases in interest rates may negatively affect the fair market value of the Company’s assets. Any fixed-rate securities the Company holds or acquires generally will be more negatively affected by these increases than adjustable-rate securities. In accordance with accounting rules, the Company will be required to reduce its earnings for any decrease in the fair market value of its assets that are accounted for under the fair value option. The Company will be required to evaluate its assets on a quarterly basis to determine their fair value by using third-party bid price indications provided by dealers who make markets in these securities or by third-party pricing services. If the fair value of a security is not available from a dealer or third-party pricing service, the Company will estimate the fair value of the security using a variety of methods, including discounted cash flow analysis, matrix pricing, option-adjusted spread models and fundamental analysis. Aggregate characteristics taken into consideration include type of collateral, index, margin, periodic cap, lifetime cap, underwriting standards, age and delinquency experience. However, the fair value reflects estimates and may not be indicative of the amounts the Company would receive in a current market exchange. If the Company determines that an agency security is other-than-temporarily impaired, the Company would be required to reduce the value of such agency security on its balance sheet by recording an impairment charge in its income statement and its stockholders’ equity would be correspondingly reduced. Reductions in stockholders’ equity decrease the amounts the Company may borrow to purchase additional target assets, which could restrict the Company’s ability to increase its net income.

Because the assets the Company holds and expects to acquire may experience periods of illiquidity, the Company may lose profits or be prevented from earning capital gains if the Company cannot sell mortgage-related assets at an opportune time.

     The Company bears the risk of being unable to dispose of its assets at advantageous times or in a timely manner because mortgage-related assets generally experience periods of illiquidity, including the recent period of delinquencies and defaults with respect to residential mortgage loans. The lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. As a result, the Company’s ability to vary its portfolio in response to changes in economic and other conditions may be relatively limited, which may cause it to incur losses.

The Company may experience a decline in the fair market value of its assets.

     A decline in the fair market value of the Company’s assets and the assets which it intends to acquire may require the Company to recognize an “other-than-temporary” impairment against such assets under U.S. GAAP, if the Company were to determine that, with respect to any debt security in unrealized loss positions, the Company does not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, the Company would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair market value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect the Company’s future losses or gains, as they are based on the difference between the sale price received and the adjusted amortized cost of such assets at the time of sale. In addition, the Company has elected the fair value option for its RMBS and future mortgage related assets may also be carried at fair value. Accordingly, declines in the fair value of these assets will also be recognized as unrealized losses through earnings and will adversely impact the results of its operations for the period in which such change in value occurs.

Many of the assets in the Company’s portfolio will be recorded at fair value and, as a result, there will be uncertainty as to the value of these assets.

     Many of the assets in the Company’s portfolio are and will likely be in the form of securities that are not publicly traded. The fair value of securities and other assets that are not publicly traded may not be readily determinable. The Company values these assets quarterly at fair value, as determined in accordance with applicable accounting standards, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of the Company’s assets may fluctuate over short periods of time and the Company’s determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of the Company’s common stock could be adversely affected if its determinations regarding the fair value of these assets were materially higher than the values that the Company ultimately realizes upon their disposal.

Prepayment rates may adversely affect the value of the Company’s portfolio of assets.

     Pools of residential mortgage loans underlie the RMBS that the Company holds and will acquire. In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ abilities to prepay their loans. Declines in interest rates may cause an increase in prepayment rates of mortgage loans. In addition, both HARP and QE3 may also cause an increase in prepayment rates. The Company generally receives distributions from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the RMBS. Faster than expected prepayments could adversely affect the Company’s profitability, including in the following ways:

  The Company may purchase RMBS that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, the Company may pay a premium over the par value to acquire the security. In accordance with U.S. GAAP, the Company may amortize this premium over the estimated term of the RMBS. If the RMBS is prepaid in whole or in part prior to its maturity date, however, the Company may be required to expense the premium that was prepaid at the time of the prepayment.

  The Company also may acquire RMBS at a lower interest rate than the market interest rate at the time. This would adversely affect the Company’s profitability. Slower-than-expected prepayments may also adversely affect the fair market value of discounted RMBS.

  The Company anticipates that a substantial portion of its adjustable-rate RMBS may bear interest rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If an adjustable-rate RMBS is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the Company will have held that RMBS while it was least profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.

  If the Company is unable to acquire new RMBS similar to the prepaid RMBS, the Company’s financial condition, results of operation and cash flow would suffer. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions, the relative interest rates on fixed-rate mortgages and ARMs, the credit rating of the borrower, the rate of home price appreciation or depreciation, and foreclosures and lender competition.

     While the Company will seek to minimize prepayment risk to the extent practical, in selecting assets it must balance prepayment risk against other risks and the potential returns of each asset. No strategy can completely insulate the Company from prepayment risk.

Recent market conditions may upset the historical relationship between interest rate changes and prepayment trends, which would make it more difficult for the Company to analyze its portfolio of assets. The Company is vulnerable to loss from prepayments if it purchases assets above par, especially in the event of additional mortgage loan modification and refinance programs or similar future legislative action.

     The Company’s success depends in part on its ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie its RMBS. Changes in interest rates and prepayments affect the market price of the RMBS that the Company intends to purchase and any RMBS that the Company holds at a given time. As part of the Company’s overall portfolio risk management, the Company will analyze interest rate changes and prepayment trends separately and collectively to assess their effects on the Company’s portfolio of assets. In conducting this analysis, the Company will depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. If dislocations in the residential mortgage market or other developments change the way that prepayment trends have historically responded to interest rate changes, the Company’s ability to (i) assess the fair market value of its portfolio of assets, (ii) implement its hedging strategies and (iii) implement techniques to reduce its prepayment rate volatility would be significantly affected, which could materially adversely affect the Company’s financial position and results of operations. In particular, despite the historically low interest rates, recent dislocations, including home price depreciation resulting in many borrowers owing more on their mortgage than the values of their homes, have prevented many such borrowers from refinancing their mortgage loans, which has impacted prepayment rates and the value of RMBS assets. However, mortgage loan modification and refinance programs or future legislative action may make refinancing mortgage loans more accessible or attractive to such borrowers, which could cause the rate of prepayments on RMBS assets to accelerate. For RMBS assets, including some of the Company’s RMBS assets, that were purchased or are trading at premium to their par value, higher prepayment rates would adversely affect the value of such assets or cause the holder to incur losses with respect to such assets.

Risks Related to Owning The Company’s Common Stock

Common stock and preferred stock eligible for future sale may have adverse effects on the Company’s share price.

     Subject to applicable law, the Company’s board of directors has the authority, without further stockholder approval, to authorize the Company to issue additional authorized shares of common stock and preferred stock on the terms and for the consideration it deems appropriate. The Company cannot predict the effect, if any, of future sales of its common stock, or the availability of shares for future sales, on the market price of its common stock. The market price of the Company’s common stock may decline significantly when the restrictions on resale by certain of the Company’s stockholders lapse or a registration statement is filed pursuant to a registration rights agreement in respect of shares of the Company’s common stock that were purchased in unregistered transactions. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for the Company’s common stock. As of March 25, 2013, the Company had outstanding 7,970,886 shares of its common stock, and 926,914 Operating Partnership units (“OP units”), which are exchangeable on a one-for-one basis into shares of the Company’s common stock. The Company has agreed with stockholders and holders of OP units, which participated in the pre-IPO private placements (as described below), to file a registration statement in respect of these shares of common stock, including the shares of common stock issuable upon exchange of the OP units. As of March 25, 2013, holders of approximately 33.7% of the Company’s outstanding shares of common stock and OP units have agreed with ZAIS, as the managing member of the Advisor, not to, directly or indirectly, sell, transfer, assign, mortgage, hypothecate, pledge or otherwise dispose of or encumber or permit or suffer any encumbrance of all or any part of the shares of the Company’s common stock or OP units until November 5, 2013 (270 days following the Company's listing), without the prior written consent of ZAIS, subject to certain exceptions relating to private re-sales where the transferee continues to be bound by a lock-up agreement.

For as long as the Company is an emerging growth company, the Company will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about the Company’s executive compensation, that apply to other public companies.

     Upon the completion of its IPO, the Company became subject to reporting and other obligations under the Exchange Act. In April 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was enacted into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. The Company is an “emerging growth company” as defined in the JOBS Act and may remain an emerging growth company for up to five full fiscal years. Unlike other public companies, for as long as the Company is an emerging growth company, the Company will not be required to (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of the Company’s system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), (ii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iii) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (iv) provide certain disclosure regarding executive compensation required of larger public companies or (v) hold shareholder advisory votes on executive compensation. The Company cannot predict if investors will find its shares of common stock less attractive if the Company chooses to rely on these exemptions.

Future offerings of debt or equity securities, which may rank senior to the Company’s common stock, may adversely affect the market price of the Company’s common stock.

     If the Company decides to issue debt securities in the future which would rank senior to the Company’s common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting the Company’s operating flexibility. Additionally, any equity securities or convertible or exchangeable securities that the Company issues in the future may have rights, preferences and privileges more favorable than those of the Company’s common stock and may result in dilution to owners of the Company’s common stock. The Company and, indirectly, the Company’s stockholders, will bear the cost of issuing and servicing such securities. Because the Company’s decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond the Company’s control, the Company cannot predict or estimate the amount, timing or nature of the Company’s future offerings. Thus, holders of the Company’s common stock will bear the risk of the Company’s future offerings, reducing the market price of the Company’s common stock and diluting the value of their stock holdings in the Company.

The Company has not established a minimum distribution payment level and the Company cannot assure its ability to pay distributions in the future.

     To maintain the Company’s qualification as a REIT and generally not be subject to U.S. federal income and excise tax, the Company intends to make regular quarterly distributions to holders of common stock out of legally available funds. The Company’s current policy is to pay quarterly distributions which, on an annual basis, will equal all or substantially all of the Company’s net taxable income. The Company has not, however, established a minimum distribution payment level and the Company’s ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this annual report on Form 10-K. All distributions will be made at the discretion of the Company’s board of directors and will depend on the Company’s earnings, its financial condition, any debt covenants, maintenance of the Company’s REIT qualification, restrictions on making distributions under Maryland law and other factors as the Company’s board of directors may deem relevant from time to time. The Company may not be able to make distributions in the future and the Company’s board of directors may change the Company’s distribution policy in the future. The Company believes that a change in any one of the following factors, among others, could adversely affect its results of operations and impair the Company’s ability to pay distributions to its stockholders:

  the profitability of the assets the Company holds or acquires;

  the Company’s ability to make profitable acquisitions;

  margin calls or other expenses that reduce the Company’s cash flow;

  defaults in the Company’s asset portfolio or decreases in the value of the Company’s portfolio; and

  the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

     The Company cannot provide any assurance that it will achieve results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions in the future. In addition, some of the Company’s distributions may include a return of capital.

Risks Related to The Company’s Organization and Structure

Conflicts of interest could arise as a result of the Company’s UpREIT structure.

     Conflicts of interest could arise in the future as a result of the relationships between the Company and its affiliates, on the one hand, and the Operating Partnership or any partner thereof, on the other. The Company’s directors and officers have duties to the Company under applicable Maryland law in connection with their management of the Company. At the same time, the Company, through the Operating Partnership subsidiary, has fiduciary duties, as a general partner, to the Operating Partnership and to the limited partners under Delaware law in connection with the management of the Operating Partnership. The Company’s duties, through the Operating Partnership subsidiary, as a general partner to the Operating Partnership and its partners may come into conflict with the duties of the Company’s directors and officers.

Certain provisions of Maryland law could inhibit changes in control and prevent the Company’s stockholders from realizing a premium over the then-prevailing market price of the Company’s common stock.

     Certain provisions of the Maryland General Corporation Law (“MGCL”) may have the effect of deterring a third party from making a proposal to acquire the Company or of impeding a change in control under circumstances that otherwise could provide the holders of shares of the Company’s common stock with the opportunity to realize a premium over the then-prevailing market price of such shares.

     The Company is subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including, generally, a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between the Company and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of the Company’s outstanding voting stock or an affiliate or associate of the Company who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the Company’s outstanding stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between the Company and an interested stockholder generally must be recommended by the Company’s board of directors and approved by the affirmative vote of at least (i) eighty percent of the votes entitled to be cast by holders of outstanding shares of the Company’s voting stock; and (ii) two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority vote requirements do not apply if the Company’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the stockholder would otherwise have become an interested stockholder. Pursuant to the statute, the Company’s board of directors will by resolution exempt business combinations (i) between the Company and ZAIS or its affiliates and (ii) between the Company and any person, provided that such business combination is first approved by the Company’s board of directors (including a majority of the Company’s directors who are not affiliates or associates of such person). Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between the Company and any of them. As a result, any person described above may be able to enter into business combinations with the Company that may not be in the best interest of the Company’s stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute.

     The “control share” provisions of the MGCL provide that a holder of “control shares” of a Maryland corporation (defined as voting shares of stock which, when aggregated with all other shares of stock owned by the stockholder or in respect of which the stockholder is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership of or the power to direct the exercise of voting power with respect to “control shares,” subject to certain exceptions) have no voting rights except to the extent approved by the Company’s stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, the Company’s officers and employees who are also the Company’s directors. The Company’s bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of the Company’s stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

The Company’s ability to issue additional shares of common and preferred stock may prevent a change in the Company’s control.

     The Company’s charter authorizes it to issue additional authorized but unissued shares of common or preferred stock. In addition, the Company’s board of directors may, without stockholder approval, amend the Company’s charter to increase or decrease the aggregate number of shares of the Company’s stock or the number of shares of stock of any class or series that the Company has the authority to issue. As a result, the Company’s board may establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for shares of the Company’s common stock or otherwise be in the best interest of the Company’s stockholders.

The Company’s rights and the Company’s stockholders’ rights to take action against the Company’s directors and officers are limited, which could limit the Company’s stockholders’ recourse in the event of actions not in the Company’s stockholders’ best interests.

     As permitted by Maryland law, the Company’s charter limits the liability of its directors and officers to the Company and its stockholders for money damages, except for liability resulting from:

  actual receipt of an improper benefit or profit in money, property or services; or

  a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

     In addition, the Company’s charter authorizes it, to the maximum extent permitted by Maryland law, to obligate the Company to indemnify any present or former director or officer or any individual who, while a director or officer of the Company and at its request, serves or has served another corporation, real estate investment trust, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise as a director, officer, partner, trustee, member or manager from and against any claim or liability to which that individual may become subject or which that individual may incur by reason of his or her service in any of the foregoing capacities and to pay or reimburse his or her reasonable expenses in advance of final disposition of a proceeding. The Company’s bylaws obligate it, to the maximum extent permitted by Maryland law, to indemnify any present or former director or officer or any individual who, while a director or officer of the Company and at its request, serves or has served another corporation, real estate investment trust, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise as a director, officer, partner, trustee, member or manager and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity from and against any claim or liability to which that individual may become subject or which that individual may incur by reason of his or her service in any of the foregoing capacities and to pay or reimburse his or her reasonable expenses in advance of final disposition of a proceeding. The Company’s charter and bylaws also permit it to indemnify and advance expenses to any individual who served a predecessor of the Company in any of the capacities described above and any employee or agent of the Company or a predecessor of the Company.

Maintenance of the Company’s 1940 Act exemption imposes limits on the Company’s operations.

     The Company conducts, and intends to continue to conduct, its operations so as not to become regulated as an investment company under the 1940 Act. Because the Company is a holding company and conducts its businesses primarily through wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Company may own, may not have a combined value in excess of 40% of the value of the Company’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, which the Company refers to as the 40% test. This requirement limits the types of businesses in which the Company may engage through its subsidiaries.

     The determination of whether an entity is a majority-owned subsidiary of the Company is made by the Company. The 1940 Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The 1940 Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. The Company treats companies in which it owns at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. The Company has not requested the SEC, or its staff, to approve the Company’s treatment of any company as a majority-owned subsidiary and neither the SEC nor its staff has done so. If the SEC, or its staff, were to disagree with the Company’s treatment of one of more companies as majority-owned subsidiaries, the Company would need to adjust its strategy and its assets in order to continue to pass the 40% test. Any such adjustment in the Company’s strategy could have a material adverse effect on it.

     The Company believes that certain of its subsidiaries qualify to be excluded from the definition of investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exception generally requires that at least 55% of such subsidiaries’ assets must be comprised of qualifying assets and at least 80% of their total assets must be comprised of qualifying assets and real estate-related assets under the 1940 Act. The Company will treat as qualifying assets for this purpose mortgage loans, Agency RMBS in which it holds all the certificates issued by the pool and other interests in real estate, in each case meeting certain other qualifications based upon SEC staff no-action letters. Although SEC staff no-action letters have not specifically addressed the categorization of these types of assets, the Company will also treat as qualifying assets for this purpose bridge loans wholly secured by first priority liens on real estate that provide interim financing to borrowers seeking short-term capital (with terms of generally up to three years), non-Agency RMBS representing ownership of an entire pool of mortgage loans, and real estate owned properties. The Company expects each of its subsidiaries relying on Section 3(c)(5)(C) to treat as real estate-related assets other types of RMBS, CMBS, securities of REITs and other real estate-related assets. The Company expects each of its subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC, or its staff, or on the Company’s analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. However, neither the SEC nor its staff has published guidance with respect to the treatment of some of these assets under Section 3(c)(5)(C). To the extent that the SEC, or its staff, publishes new or different guidance with respect to these matters, the Company may be required to adjust its strategy accordingly. Although the Company intends to monitor its portfolio periodically and prior to each investment acquisition, there can be no assurance that the Company will be able to maintain an exclusion for these subsidiaries. In addition, the Company may be limited in its ability to make certain investments and these limitations could result in the subsidiary holding assets the Company might wish to sell or selling assets it might wish to hold.

     In 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the 1940 Act, including the nature of the assets that qualify for purposes of the exclusion and whether mortgage REITs should be regulated in a manner similar to registered investment companies. There can be no assurance that the laws and regulations or the interpretation of such laws or regulations by the SEC or its staff, will not change in a manner that adversely affects the Company’s operations. If the Company or its subsidiaries fail to maintain an exception or exclusion from the 1940 Act, the Company could, among other things, be required either to (i) change the manner in which it conducts its operations to avoid being required to register as an investment company, (ii) effect sales of its assets in a manner that, or at a time when, it would not otherwise choose to do so, or (iii) register as an investment company, any of which would negatively affect the value of its shares of common stock, the sustainability of its business model, and its ability to make distributions, which would have an adverse effect on its business and the value of its shares of common stock.

     Qualification for exemption from registration under the 1940 Act will limit the Company’s ability to make certain investments. For example, these restrictions will limit the ability of the Company’s subsidiaries to invest directly in MBS that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations and ABS, and real estate companies or in assets not related to real estate.

     Certain of the Company’s subsidiaries may rely on the exclusion from the definition of investment company provided by Section 3(c)(6) to the extent that they hold mortgage assets through majority-owned subsidiaries that rely on Section 3(c)(5)(C). The SEC has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the staff could require the Company to adjust its strategy accordingly.

     No assurance can be given that the SEC, or its staff, will concur with the Company’s classification of the Company’s or the Company’s subsidiaries’ assets or that the SEC, or its staff, will not, in the future, issue further guidance that may require it to reclassify those assets for purposes of qualifying for an exception to the definition of investment company or an exclusion from regulation under the 1940 Act. To the extent that the SEC, or its staff, provides more specific guidance regarding any of the matters bearing upon the definition of investment company and the exceptions to that definition, the Company may be required to adjust its investment strategy accordingly. Additional guidance from the SEC, or its staff, could provide additional flexibility to the Company, or it could further inhibit the Company’s ability to pursue the investment strategy it has chosen. If the SEC or its staff takes a position contrary to the Company’s analysis with respect to the characterization of any of the assets or securities the Company invests in, the Company may be deemed an unregistered investment company. Therefore, in order not to be required to register as an investment company, the Company may need to dispose of a significant portion of its assets or securities or acquire significant other additional assets which may have lower returns than its expected portfolio, or the Company may need to modify its business to register as an investment company, which would result in significantly increased operating expenses and would likely entail significantly reducing the Company’s indebtedness, which could also require the Company to sell a significant portion of its assets. The Company cannot provide assurance that it would be able to complete these dispositions or acquisitions of assets, or deleveraging, on favorable terms, or at all. Consequently, any modification of its business plan could have a material adverse effect on the Company. Further, if the SEC determined that the Company were an unregistered investment company, the Company would be subject to monetary penalties and injunctive relief in an action brought by the SEC, the Company would potentially be unable to enforce contracts with third parties and third parties could seek to obtain rescission of transactions undertaken during the period for which it was established that the Company was an unregistered investment company. Any of these results would have a material adverse effect on the Company.

     Since the Company will not be registered as an investment company under the 1940 Act, the Company will not be subject to its substantive provisions, including provisions requiring diversification of investments, limiting leverage and restricting investments in illiquid assets.

Rapid changes in the values of the Company’s target assets may make it more difficult for the Company to maintain its qualification as a REIT or the Company’s exemption from the 1940 Act.

     If the fair market value or income potential of the Company’s target assets declines as a result of increased interest rates, prepayment rates, general market conditions, government actions or other factors, the Company may need to increase its real estate assets and income or liquidate its non-qualifying assets to maintain its REIT qualification or its exemption from the 1940 Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. The Company may have to make decisions that it otherwise would not make absent the REIT and 1940 Act considerations.

The Company’s taxable income is calculated differently than net income based on U.S. GAAP.

     The Company’s taxable income may substantially differ from its net income based on U.S. GAAP. For example, interest income on the Company’s mortgage related securities does not necessarily accrue under an identical schedule for U.S. federal income tax purposes as for accounting purposes.

     For U.S. GAAP purposes, interest income on the Company’s mortgage related securities is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the estimated lives of the securities using the effective yield method adjusted for the effects of estimated prepayments. Adjustments are made using the retrospective method to the effective interest computation each reporting period based on the actual prepayment experiences to date, and the present expectation of future prepayments of the underlying mortgages. If the Company’s estimate of prepayments is incorrect, the Company is required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

     Management will estimate, at the time of purchase, the future expected cash flows and determine the effective interest rate based on these estimated cash flows and the Company’s purchase price. As needed, these estimated cash flows will be updated and a revised yield computed based on the current amortized cost of the investment. In estimating these cash flows, the Company will have to make assumptions regarding the rate and timing of principal payments and coupon rates. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and the Company’s interest income.

     In particular, interest income on mortgage related securities that were purchased at a discount to par value will be recognized based on the security’s effective interest rate. The effective interest rate on these securities will be based on the projected cash flows from each security, which will be estimated based on the Company’s observation of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. Based on the projected cash flows from the Company’s mortgage related securities purchased at a discount to par value, a portion of the purchase discount may be designated as credit protection against future credit losses and, therefore, may not be accreted into interest income. The amount designated as credit discount may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit discount is more favorable than forecasted, a portion of the amount designated as credit discount may be accreted into interest income over time. Conversely, if the performance of a security with a credit discount is less favorable than forecasted, additional amounts of the purchase discount may be designated as credit discount, or impairment charges and write-downs of such securities to a new cost basis could result.

     For U.S. federal income tax purposes, if a debt instrument pays interest currently, the Company is generally required to treat all such interest as interest income. In addition, if the Company acquires RMBS or other debt instruments at a discount in the secondary market, the discount at which such debt instruments are acquired will generally be treated as “market discount” for U.S. federal income tax purposes and will accrue over the term of the debt instrument. Accrued market discount is reported as income when, and to the extent that, the Company receives any payment of principal on the debt instrument, unless the Company elects to include accrued market discount in incomes as it accrues. As a result, the Company will be required to treat principal payments on such a debt instrument as ordinary income for U.S. federal income tax purposes to the extent of any accrued market discount regardless of the Company’s expected return on its investment in the debt instrument. Similarly, if the Company acquires a debt instrument that is issued with original issue discount (“OID”), the Company will generally be required to accrue such OID regardless of whether the Company expects to receive the full face amount of the debt instrument on its maturity. If the Company collects less on a debt instrument than the Company’s purchase price plus any market discount it had previously reported as income, the Company may not be able to benefit from any offsetting loss deductions in subsequent years. In certain cases, the Company may be able to cease accruing interest income with respect to a debt instrument, to the extent there is reasonable doubt as to the Company’s ability to collect such interest income. However, if the Company recognizes insufficient interest income with respect to certain debt instruments that the Company acquires, and the Internal Revenue Service (“IRS”) were to successfully assert that the Company did not accrue the appropriate amount of income with respect to such a debt instrument in a given taxable year, the Company may be required to increase its taxable income with respect to such year, which could cause it to be required to pay a deficiency dividend or a tax on undistributed income, or fail to qualify as a REIT.

Tax Risks

Investment in the Company’s common stock has various tax risks.

     This summary of certain tax risks is limited to the U.S. federal income tax risks addressed below. Additional risks or issues may exist that are not addressed in this annual report on Form 10-K and that could affect the U.S. federal income tax treatment of the Company, the Operating Partnership or the Company’s stockholders.

The Company’s failure to qualify as a REIT would subject it to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to the Company’s stockholders.

     The Company is organized, operates (commencing with the Company’s taxable year ended December 31, 2011), and intends to continue to be organized and to operate, in a manner that will allow it to qualify as a REIT for U.S. federal income tax purposes. The Company has not requested and does not intend to request a ruling from the IRS that the Company qualifies as a REIT. The U.S. federal income tax laws governing REITs are complex, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. The complexity of these provisions and of applicable regulations promulgated by the U.S. Department of the Treasury (“Treasury Regulations”) is greater in the case of a REIT that, like the Company, holds its assets through a partnership. To qualify as a REIT, the Company must meet, on an ongoing basis, various tests regarding the nature of its assets and its income, the ownership of its outstanding shares, and the amount of its distributions. The Company’s ability to satisfy the asset tests depends on its analysis of the characterization and fair market values of its assets, some of which are not susceptible to a precise determination, and for which the Company may not obtain independent appraisals. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for the Company to qualify as a REIT. In addition, the Company’s ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which the Company has no control or only limited influence, including in cases where the Company owns an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes. Thus, while the Company believes that it has operated and intends to continue to operate so that the Company will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in the Company’s circumstances, no assurance can be given that the Company has qualified or will so qualify for any particular year. These considerations also might restrict the types of assets that the Company can acquire in the future.

     If the Company fails to qualify as a REIT in any taxable year, and does not qualify for certain statutory relief provisions, the Company would be required to pay U.S. federal income tax on its taxable income, and distributions to its stockholders would not be deductible by the Company in determining its taxable income. In such a case, the Company might need to borrow money or sell assets in order to pay the Company’s taxes. The Company’s payment of income tax would decrease the amount of its income available for distribution to its stockholders. Furthermore, if the Company fails to maintain its qualification as a REIT, the Company no longer would be required to distribute substantially all of its net taxable income to its stockholders. In addition, unless the Company were eligible for certain statutory relief provisions, the Company could not re-elect to qualify as a REIT until the fifth calendar year following the year in which it failed to qualify.

Complying with REIT requirements may force the Company to liquidate or forego otherwise attractive investments, which could reduce returns on the Company’s assets and adversely affect returns to the Company’s stockholders.

     To qualify as a REIT, the Company generally must ensure that at the end of each calendar quarter at least 75% of the value of its total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and RMBS. The remainder of the Company’s investment in securities (other than government securities and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of the Company’s assets (other than government securities and qualifying real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of the Company’s total securities can be represented by stock and securities of one or more TRSs. If the Company fails to comply with these requirements at the end of any quarter, the Company must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. As a result, the Company may be required to liquidate from its portfolio otherwise attractive investments. These actions could have the effect of reducing the Company’s income and amounts available for distribution to its stockholders. In addition, if the Company is compelled to liquidate its investments to repay obligations to its lenders, the Company may be unable to comply with these requirements, ultimately jeopardizing its qualification as a REIT. Furthermore, the Company may be required to make distributions to stockholders at disadvantageous times or when it does not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to the Company in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT.

Distributions from the Company or gain on the sale of its common stock may be treated as unrelated business taxable income (“UBTI”) to U.S. tax exempt holders of common stock.

     If (i) all or a portion of the Company’s assets are subject to the rules relating to taxable mortgage pools, (ii) a tax exempt U.S. person has incurred debt to purchase or hold the Company’s common stock, (iii) the Company purchases residual real estate mortgage investment conduit (“REMIC”) interests that generate “excess inclusion income,” or (iv) the Company is a “pension held REIT,” then a portion of the distributions with respect to its common stock and, in the case of a U.S. person described in (ii), gains realized on the sale of such common stock by such U.S. person, may be subject to U.S. federal income tax as UBTI under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

The Company may lose its REIT qualification or be subject to a penalty tax if it earns and the IRS successfully challenges the Company’s characterization of income from foreign TRSs or other non-U.S. corporations in which the Company holds an equity interest.

     The Company may make investments in non-U.S. corporations some of which may, together with the Company, make a TRS election. The Company likely will be required to include in its income, even without the receipt of actual distributions, earnings from any such foreign TRSs or other non-U.S. corporations in which the Company holds an equity interest. Income inclusions from equity investments in certain foreign corporations are technically neither dividends nor any of the other enumerated categories of income specified in the 95% gross income test for U.S. federal income tax purposes. However, in recent private letter rulings, the IRS exercised its authority under Internal Revenue Code section 856(c)(5)(J)(ii) to treat such income as qualifying income for purposes of the 95% gross income test notwithstanding the fact that the income is not included in the enumerated categories of income qualifying for the 95% gross income test. A private letter ruling may be relied upon only by the taxpayer to whom it is issued, and the IRS may revoke a private letter ruling. Consistent with the position adopted by the IRS in those private letter rulings and based on advice of counsel concerning the classification of such income inclusions for purposes of the REIT income tests, the Company intends to treat such income inclusions that meet certain requirements as qualifying income for purposes of the 95% gross income test. Notwithstanding the IRS’s determination in the private letter ruling described above, it is possible that the IRS could successfully assert that such income does not qualify for purposes of the 95% gross income test, which, if such income together with other income the Company earns that does not qualify for the 95% gross income test exceeded 5% of the Company’s gross income, could cause the Company to be subject to a penalty tax and could impact the Company’s ability to qualify as a REIT.

The REIT distribution requirements could adversely affect the Company’s ability to execute its business plan and may require it to incur debt, sell assets or take other actions to make such distributions.

     To qualify as a REIT, the Company must distribute to its stockholders each calendar year at least 90% of its REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that the Company satisfies the 90% distribution requirement, but distributes less than 100% of its taxable income, the Company will be subject to U.S. federal corporate income tax on its undistributed income. In addition, the Company will incur a 4% nondeductible excise tax on the amount, if any, by which the Company’s distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. The Company intends to distribute its net taxable income to its stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax.

     The Company’s taxable income may substantially exceed its net income as determined based on U.S. GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, it is likely that the Company will acquire assets, including RMBS requiring it to accrue OID or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets referred to as “phantom income.” Finally, the Company may be required under the terms of the indebtedness that it incurs to use cash received from interest payments to make principal payments on that indebtedness, with the effect that the Company will recognize income but will not have a corresponding amount of cash available for distribution to its stockholders.

     As a result of the foregoing, the Company may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, the Company may be required to (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be used for future investment or used to repay debt, or (iv) make a taxable distribution of shares of common stock as part of a distribution in which stockholders may elect to receive shares of common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements. Thus, compliance with the REIT distribution requirements may hinder the Company’s ability to grow, which could adversely affect the value of its common stock.

The Company may be required to report taxable income with respect to certain of the Company’s investments in excess of the economic income the Company ultimately realizes from them.

     The Company may acquire mortgage backed securities or debt instruments in the secondary market for less than their face amount. The discount at which such securities are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Market discount accrues on the basis of the constant yield to maturity of the debt instrument based generally on the assumption that all future payments on the debt instrument will be made. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. If the Company collects less on a debt instrument than the Company’s purchase price plus the market discount the Company had previously reported as income, the Company may not be able to benefit from any offsetting loss deduction in a subsequent taxable year. In addition, the Company may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under applicable Treasury regulations, the modified debt may be considered to have been reissued to the Company at a gain in a debt-for-debt exchange with the borrower. In that event, the Company may be required to recognize taxable gain to the extent the principal amount of the modified debt exceeds the Company’s adjusted tax basis in the unmodified debt, even if the value of the debt or the payment expectations have not changed.

     Similarly, some of the RMBS that the Company purchases will likely have been issued with OID. The Company will be required to report such OID based on a constant yield method and income will accrue based on the assumption that all future projected payments due on such mortgage backed securities will be made. If such mortgage backed securities turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year in which uncollectability is provable. Finally, in the event that any debt instruments or RMBS acquired by the Company are delinquent as to mandatory principal and interest payments, or in the event a borrower with respect to a particular debt instrument acquired by the Company encounters financial difficulty rendering it unable to pay stated interest as due, the Company may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, the Company may be required to accrue interest income with respect to subordinate RMBS at their stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while the Company would in general ultimately have an offsetting loss deduction available to it when such interest was determined to be uncollectible, the loss would likely be treated as a capital loss, and the utility of that loss would therefore depend on the Company’s having capital gain in that later year or thereafter.

     The Company may acquire excess MSRs, which means the portion of an MSR that exceeds the arm’s-length fee for services performed by the mortgage servicer. Based on IRS guidance concerning the classification of MSRs, the Company intends to treat any excess MSRs the Company acquires as ownership interests in the interest payments made on the underlying mortgage loans, akin to an “interest only” strip. Under this treatment, for purposes of determining the amount and timing of taxable income, each excess MSR is treated as a bond that was issued with OID on the date the Company acquired such excess MSR. In general, the Company will be required to accrue OID based on the constant yield to maturity of each excess MSR, and to treat such OID as taxable income in accordance with the applicable U.S. federal income tax rules. The constant yield of an excess MSR will be determined, and the Company will be taxed, based on a prepayment assumption regarding future payments due on the mortgage loans underlying the excess MSR. If the mortgage loans underlying an excess MSR prepay at a rate different than that under the prepayment assumption, the Company’s recognition of OID will be either increased or decreased depending on the circumstances. Thus, in a particular taxable year, the Company may be required to accrue an amount of income in respect of an excess MSR that exceeds the amount of cash collected in respect of that excess MSR. Furthermore, it is possible that, over the life of the investment in an excess MSR, the total amount the Company pays for, and accrues with respect to, the excess MSR may exceed the total amount the Company collects on such excess MSR. No assurance can be given that the Company will be entitled to a deduction for such excess, meaning that the Company may be required to recognize phantom income over the life of an excess MSR.

The interest apportionment rules may affect the Company’s ability to comply with the REIT asset and gross income tests.

     The interest apportionment rules under Treasury Regulation Section 1.856-5(c) provide that, if a mortgage is secured by both real property and other property, a REIT is required to apportion its annual interest income to the real property security based on a fraction, the numerator of which is the value of the real property securing the loan, determined when the REIT commits to acquire the loan, and the denominator of which is the highest “principal amount” of the loan during the year. IRS Revenue Procedure 2011-16 interprets the “principal amount” of the loan to be the face amount of the loan, despite the Code’s requirement that taxpayers treat any market discount, which is the difference between the purchase price of the loan and its face amount, for all purposes (other than certain withholding and information reporting purposes) as interest rather than principal.

     The interest apportionment regulations apply only if the mortgage loan in question is secured by both real property and other property. The Company expects that all or most of the mortgage loans that the Company acquires will be secured only by real property and no other property value is taken into account in the Company’s underwriting process. Accordingly, it is not contemplated that the Company will regularly invest in mortgage loans to which the interest apportionment rules described above would apply. Nevertheless, if the IRS were to assert successfully that the Company’s mortgage loans were secured by property other than real estate, that the interest apportionment rules applied for purposes of the Company’s REIT testing, and that the position taken in IRS Revenue Procedure 2011-16 should be applied to certain mortgage loans in the Company’s portfolio, then depending upon the value of the real property securing the Company’s mortgage loans and their face amount, and the other sources of the Company’s gross income generally, the Company may fail to meet the 75% REIT gross income test. If the Company does not meet this test, the Company could potentially lose its REIT qualification or be required to pay a penalty to the IRS.

     In addition, the Code provides that a regular or a residual interest in a REMIC is generally treated as a real estate asset for the purposes of the REIT asset tests, and any amount includible in the Company’s gross income with respect to such an interest is generally treated as interest on an obligation secured by a mortgage on real property for the purposes of the REIT gross income tests. If, however, less than 95% of the assets of a REMIC in which the Company holds an interest consist of real estate assets (determined as if the Company held such assets), the Company will be treated as holding its proportionate share of the assets of the REMIC for the purpose of the REIT asset tests and receiving directly its proportionate share of the income of the REMIC for the purpose of determining the amount of income from the REMIC that is treated as interest on an obligation secured by a mortgage on real property. In connection with the recently expanded HARP program, the IRS recently issued guidance providing that, among other things, if a REIT holds a regular interest in an “eligible REMIC,” or a residual interest in an “eligible REMIC” that informs the REIT that at least 80% of the REMIC’s assets constitute real estate assets, then (i) the REIT may treat 80% of the value of the interest in the REMIC as a real estate asset for the purpose of the REIT asset tests and (ii) the REIT may treat 80% of the gross income received with respect to the interest in the REMIC as interest on an obligation secured by a mortgage on real property for the purpose of the 75% REIT gross income test. For this purpose, a REMIC is an “eligible REMIC” if (i) the REMIC has received a guarantee from Fannie Mae or Freddie Mac that will allow the REMIC to make any principal and interest payments on its regular and residual interests and (ii) all of the REMIC’s mortgages and pass-through certificates are secured by interests in single-family dwellings. If the Company were to acquire an interest in an eligible REMIC less than 95% of the assets of which constitute real estate assets, the IRS guidance described above may generally allow the Company to treat 80% of its interest in such a REMIC as a qualifying real estate asset for the purpose of the REIT asset tests and 80% of the gross income derived from the interest as qualifying income for the purpose of the 75% REIT gross income test. Although the portion of the income from such a REMIC interest that does not qualify for the 75% REIT gross income test would likely be qualifying income for the purpose of the 95% REIT gross income test, the remaining 20% of the REMIC interest generally would not qualify as a real estate asset, which could adversely affect the Company’s ability to satisfy the REIT asset tests. Accordingly, owning such a REMIC interest could adversely affect the Company’s ability to qualify as a REIT.

The Company’s ownership of and relationship with any TRS which the Company may form or acquire will be limited, and a failure to comply with the limits would jeopardize the Company’s REIT qualification and the Company’s transactions with its TRSs may result in the application of a 100% excise tax if such transactions are not conducted on arm’s-length terms.

     A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock and securities of one or more TRSs. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

     The Company has elected, together with ZAIS I TRS, Inc. (“ZAIS I TRS”), for ZAIS I TRS to be treated as a TRS, and the Company has elected, together with ZFC Trust TRS I, LLC (“ZFC Trust TRS”) for ZFC Trust TRS to be treated as a TRS. ZAIS I TRS, ZFC Trust TRS, and any other domestic TRS that the Company may form would pay U.S. federal, state and local income tax on its taxable income, and its after tax net income would be available for distribution to the Company but would not be required to be distributed to it by such domestic TRS. The Company anticipates that the aggregate value of the TRS stock and securities owned by it will be less than 25% of the value of its total assets (including the TRS stock and securities). Furthermore, the Company will monitor the value of its investments in its TRSs to ensure compliance with the rule that no more than 25% of the value of its assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). In addition, the Company will scrutinize all of the Company’s transactions with TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that the Company will be able to comply with the TRS limitations or to avoid application of the 100% excise tax discussed above.

The ownership limits that apply to REITs, as prescribed by the Internal Revenue Code and by the Company’s charter, may inhibit market activity in shares of the Company’s common stock and restrict its business combination opportunities.

     In order for the Company to qualify as a REIT, not more than 50% in value of its outstanding shares of stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year after the first year for which the Company elects to qualify as a REIT. Additionally, at least 100 persons must beneficially own the Company’s stock during at least 335 days of a taxable year (other than the first taxable year for which the Company elects to be taxed as a REIT). The Company’s charter, with certain exceptions, authorizes the Company’s directors to take such actions as are necessary and desirable to preserve its qualification as a REIT. The Company’s charter also provides that, unless exempted by the Company’s board of directors, no person may own more than 9.8% in value or in number, whichever is more restrictive, of the outstanding shares of its common stock, or 9.8% in value or in number, whichever is more restrictive, of the outstanding shares of all classes and series of its capital stock. The Company’s board of directors may, in its sole discretion, subject to such conditions as it may determine and the receipt of certain representations and undertakings, prospectively or retroactively, waive the ownership limit or establish a different limit on ownership, or excepted holder limit, for a particular stockholder if the stockholder’s ownership in excess of the ownership limit would not result in the Company being “closely held” under Section 856(h) of the Internal Revenue Code or otherwise failing to qualify as a REIT. These ownership limits could delay or prevent a transaction or a change in control of the Company that might involve a premium price for shares of its common stock or otherwise be in the best interest of its stockholders.

Certain financing activities may subject the Company to U.S. federal income tax and increase the tax liability of its stockholders.

     The Company may enter into transactions that could result in it, the Operating Partnership or a portion of the Operating Partnership’s assets being treated as a “taxable mortgage pool” for U.S. federal income tax purposes. Specifically, the Company may securitize residential or commercial real estate loans that the Company acquires and such securitizations, to the extent structured in a manner other than a REMIC, would likely result in the Company owning interests in a taxable mortgage pool. The Company would be precluded from holding equity interests in such a taxable mortgage pool securitization through the Operating Partnership. Accordingly, the Company would likely enter into such transactions through a qualified REIT subsidiary of one or more subsidiary REITs formed by the Operating Partnership, and will be precluded from selling to outside investors equity interests in such securitizations or from selling any debt securities issued in connection with such securitizations that might be considered equity for U.S. federal income tax purposes. The Company will be taxed at the highest U.S. federal corporate income tax rate on any “excess inclusion income” arising from a taxable mortgage pool that is allocable to the percentage of the Company’s shares held in record name by “disqualified organizations,” which are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from tax on unrelated business taxable income. To the extent that common stock owned by “disqualified organizations” is held in record name by a broker/dealer or other nominee, the broker/dealer or other nominee would be liable for the U.S. federal corporate income tax on the portion of the Company’s excess inclusion income allocable to the common stock held by the broker/dealer or other nominee on behalf of the disqualified organizations. Disqualified organizations may own the Company’s stock. Because this tax would be imposed on the Company, all of the Company’s investors, including investors that are not disqualified organizations, will bear a portion of the tax cost associated with the classification of the Company or a portion of its assets as a taxable mortgage pool. A regulated investment company (“RIC”) or other pass-through entity owning the Company’s common stock in record name will be subject to tax at the highest corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations.

     In addition, if the Company realizes excess inclusion income and allocates it to its stockholders, this income cannot be offset by net operating losses of its stockholders. If the stockholder is a tax-exempt entity and not a disqualified organization, then this income is fully taxable as unrelated business taxable income under Section 512 of the Internal Revenue Code. If the stockholder is a foreign person, it would be subject to U.S. federal income tax withholding on this income without reduction or exemption pursuant to any otherwise applicable income tax treaty. If the stockholder is a REIT, a RIC, common trust fund or other pass-through entity, the Company’s allocable share of its excess inclusion income could be considered excess inclusion income of such entity. Accordingly, such investors should be aware that a portion of the Company’s income may be considered excess inclusion income. Finally, if a subsidiary REIT of the Operating Partnership through which the Company held taxable mortgage pool securitizations were to fail to qualify as a REIT, the Company’s taxable mortgage pool securitizations will be treated as separate taxable corporations for U.S. federal income tax purposes that could not be included in any consolidated U.S. federal corporate income tax return and that could prevent the Company from meeting the REIT asset tests.

The tax on prohibited transactions will limit the Company’s ability to engage in transactions, including certain methods of securitizing mortgage loans, which would be treated as prohibited transactions for U.S. federal income tax purposes.

     Net income that the Company derives from a prohibited transaction is subject to a 100% tax. The term “prohibited transaction” generally includes a sale or other disposition of property (including mortgage loans, but other than foreclosure property, as discussed below) that is held primarily for sale to customers in the ordinary course of a trade or business by the Company or by a borrower that has issued a shared appreciation mortgage or similar debt instrument to the Company. The Company might be subject to this tax if it were to dispose of or securitize loans, directly or through a subsidiary REIT, in a manner that was treated as a prohibited transaction for U.S. federal income tax purposes. The Company intends to conduct its operations so that no asset that the Company or a subsidiary REIT owns (or is treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of the Company’s business or the business of a subsidiary REIT. As a result, the Company may choose not to engage in certain sales of loans at the REIT level, and may limit the structures the Company utilizes for its securitization transactions, even though the sales or structures might otherwise be beneficial to the Company. In addition, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. No assurance can be given that any property that the Company sells will not be treated as property held for sale to customers, or that the Company can comply with certain safe-harbor provisions of the Internal Revenue Code that would prevent such treatment. The 100% tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. The Company intends to structure its activities to avoid prohibited transaction characterization.

Characterization of the Company’s repurchase agreements entered into to finance its investments as sales for tax purposes rather than as secured lending transactions would adversely affect the Company’s ability to qualify as a REIT.

     The Company has entered into repurchase agreements with counterparties to achieve its desired amount of leverage for the assets in which it intends to invest. Under the Company’s repurchase agreements, the Company generally sells assets to its counterparty to the agreement and receives cash from the counterparty. The counterparty is obligated to resell the assets back to the Company at the end of the term of the transaction. The Company believes that for U.S. federal income tax purposes the Company will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that the Company did not own these assets during the term of the repurchase agreements, in which case the Company could fail to qualify as a REIT.

If the Company were to make a taxable distribution of shares of the Company’s stock, stockholders may be required to sell such shares or sell other assets owned by them in order to pay any tax imposed on such distribution.

     The Company may be able to distribute taxable dividends that are payable in shares of its stock. If the Company were to make such a taxable distribution of shares of its stock, stockholders would be required to include the full amount of such distribution as income. As a result, a stockholder may be required to pay tax with respect to such dividends in excess of cash received. Accordingly, stockholders receiving a distribution of the Company’s shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a stockholder sells the shares it receives as a dividend in order to pay such tax, the sale proceeds may be less than the amount included in income with respect to the dividend. Moreover, in the case of a taxable distribution of shares of the Company’s stock with respect to which any withholding tax is imposed on a non-U.S. stockholder, the Company may have to withhold or dispose of part of the shares in such distribution and use such withheld shares or the proceeds of such disposition to satisfy the withholding tax imposed.

     While the IRS, in certain private letter rulings, has ruled that a distribution of cash or shares at the election of a REIT’s stockholders may qualify as a taxable stock dividend if certain requirements are met, it is unclear whether and to what extent the Company will be able to pay taxable dividends in cash and shares of common stock in any future period.

Complying with REIT requirements may limit the Company’s ability to hedge effectively.

     The REIT provisions of the Internal Revenue Code may limit the Company’s ability to hedge its assets and operations. Under these provisions, any income that the Company generates from transactions intended to hedge its interest rate and currency risks will generally be excluded from gross income for purposes of the 75% and 95% gross income tests if (i) the instrument hedges interest rate risk or foreign currency exposure on liabilities used to carry or acquire real estate assets or hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests, and (ii) such instrument is properly identified under applicable Treasury Regulations. In addition, any income from other hedges would generally constitute non-qualifying income for purposes of both the 75% and 95% gross income tests. As a result of these rules, the Company may have to limit its use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS, which could increase the cost of the Company’s hedging activities or result in greater risks associated with interest rate or other changes than the Company would otherwise incur.

Even if the Company qualifies as a REIT, the Company may face tax liabilities that reduce the Company’s cash flow.

     Even if the Company qualifies as a REIT, the Company may be subject to certain U.S. federal, state and local taxes on its income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of foreclosures, and state or local income, franchise, property and transfer taxes, including mortgage related taxes. In addition, ZAIS I TRS, ZFC Trust TRS and any other domestic TRSs the Company owns will be subject to U.S. federal, state, and local corporate taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, the Company may hold some of its assets through taxable subsidiary corporations, including domestic TRSs. Any taxes paid by such subsidiary corporations would decrease the cash available for distribution to the Company’s stockholders. Furthermore, if the Company acquires appreciated assets from a subchapter C corporation in a transaction in which the adjusted tax basis of the assets in the Company’s hands is determined by reference to the adjusted tax basis of the assets in the hands of the C corporation, and if the Company subsequently disposes of any such assets during the 10-year period following the acquisition of the assets from the C corporation, the Company will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the excess of the fair market value of the assets on the date that they were contributed to the Company over the basis of such assets on such date, which the Company refers to as built-in gains. A portion of the assets contributed to the Company in connection with its formation may be subject to the built-in gains tax. Although the Company expects that the built-in gains tax liability arising from any such assets should be de minimis, there is no assurance that this will be the case.

The Company’s qualification as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets that the Company acquires, and the inaccuracy of any such opinions, advice or statements may adversely affect the Company’s REIT qualification and result in significant corporate-level tax.

     When purchasing securities, the Company may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, and also to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income which qualifies under the 75% REIT gross income test. In addition, when purchasing the equity tranche of a securitization, the Company may rely on opinions or advice of counsel regarding the qualification of the securitization for exemption from U.S. corporate income tax and the qualification of interests in such securitization as debt for U.S. federal income tax purposes. The inaccuracy of any such opinions, advice or statements may adversely affect the Company’s REIT qualification and result in significant corporate-level tax.

The Company may be subject to adverse legislative or regulatory tax changes that could reduce the value of the Company’s common stock.

     At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended, possibly with retroactive effect. The Company cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective, and any such law, regulation or interpretation may take effect retroactively. The Company and its stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations, which could adversely affect the value of the Company’s common stock.

     The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to up to a 39.6% maximum U.S. federal income tax rate on ordinary income. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the Company’s common stock.

Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.

     Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize the Company’s REIT qualification. The Company’s qualification as a REIT will depend on its satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, the Company’s ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which the Company has no control or only limited influence, including in cases where the Company owns an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

Item 1B. Unresolved Staff Comments.

     None.

Item 2. Properties.

     The Company uses the offices of ZAIS located at Two Bridge Avenue, Suite 322, Red Bank, New Jersey 07701-1106, telephone (732) 978-7518.

Item 3. Legal Proceedings.

     From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2012, the Company was not involved in any legal proceedings.

Item 4. Mine Safety Disclosures.

     Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

     The Company’s common stock began trading on the New York Stock Exchange on February 8, 2013 under the symbol “ZFC.” Prior to that time, there was no public trading market for the common stock of the Company. The high and low per-share sale prices for the common stock of the Company as reported by the New York Stock Exchange for the period from February 8, 2013 to March 25, 2013 were $20.90 and $19.45, respectively, and the last reported sale price on March 25, 2013 was $20.65 per share.

Holders

     As of March 25, 2013, the Company had 43 registered holders of its common stock. The 43 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of the Company’s common stock. Such information was obtained through the Company’s registrar and transfer agent.

Dividends

     The Company has elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the Company’s taxable year ended December 31, 2011. U.S. federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income, excluding net capital gains and determined without regard to the dividends paid deduction, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. To satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income and excise tax, the Company intends to make regular quarterly distributions out of legally available funds. Although the Company may borrow funds to make distributions, once the Company’s available capital is fully deployed, cash for such distributions is expected to be largely generated from the Company’s results of operations. Dividends are declared and paid at the discretion of the Company’s board of directors and depend on cash available for distribution, financial condition, the Company’s ability to maintain its qualification as a REIT, and such other factors that the Company’s board of directors may deem relevant. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this annual report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect the Company’s ability to pay dividends.

     During 2012, the Company declared the following dividends:

			Amount per
Declaration Date	Record Date	Payment Date	Share
May 1, 2012	May 1, 2012	May 15, 2012	$0.51
June 5, 2012	June 5, 2012	June 21, 2012	$0.57
October 22, 2012	October 22, 2012	October 29, 2012	$0.89
November 29, 2012	November 29, 2012	December 6, 2012	$0.98
December 19, 2012	December 19, 2012	December 26, 2012	$1.16

Securities Authorized For Issuance Under Equity Compensation Plans

     During 2012, the Company adopted its 2012 equity incentive plan (the “2012 Plan”). The 2012 Plan authorizes the Compensation Committee to approve grants of equity-based awards to the Company’s officers and directors and officers and employees of the Advisor and its affiliates. The 2012 Plan provides for grants of equity awards up to, in the aggregate, the equivalent of 5% of the issued and outstanding shares of the Company’s common stock from time to time (on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities into shares of common stock)) at the time of the award. At December 31, 2012, no awards had been granted under the 2012 Plan, and at March 25, 2013, 444,890 shares were available for future issuance under the 2012 Plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

     On July 29, 2011, the Company completed a private placement whereby existing holders of shares and limited partnership interests in two funds from the Matrix VI Funds with a net asset value of $60.5 million (calculated as of July 29, 2011) exchanged their shares and limited partnership interests for an aggregate of 3,022,617 shares of common stock of the Company, which equaled a value per share of common stock as of July 29, 2011 of $20.00. The Company received $60.5 million in the private placement, including $8.65 million from the ZAIS Parties and deployed the cash together with additional borrowings to build a diversified portfolio of RMBS assets. The ZAIS Parties who participated in the formation transactions received 432,328 shares of common stock of the Company in connection therewith. Such issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Regulation D promulgated thereunder, or pursuant to Regulation S under the Securities Act.

     On October 11, 2012, the Company completed the closing of a private offering in which it sold 195,458 shares of common stock and 22,492 OP units in reliance on exemptions from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Regulation D promulgated thereunder, or pursuant to Regulation S under the Securities Act, at an offering price of $22.23 per share of common stock or OP unit, as applicable. Net proceeds from the closing of this offering, after deducting offering expenses, were $4.4 million, which the Company used to repurchase shares of its common stock.

     On December 13, 2012, the Company completed the closing of a private offering in which it sold 36,581 shares of common stock and 904,422 OP units in reliance on exemptions from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Regulation D promulgated thereunder, or pursuant to Regulation S under the Securities Act, at an offering price of $22.39 per share of common stock or OP unit, as applicable. Net proceeds from the closing of this offering, after deducting offering expenses, were $20.8 million, which the Company used to fund the repurchase of 265,245 shares of its common stock in January 2013 and to purchase its target assets, focusing primarily on Agency RMBS and non-Agency RMBS.

     The Company did not pay any underwriting fees, discounts or commissions in connection with these private placements. As of December 31, 2012, the Company had invested substantially all of the net proceeds from the private placements, other than the cash the Company retained to repurchase shares of common stock held by one of its institutional stockholders in January 2013, as described herein. For more information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Year Ended December 31, 2012—Investment Activity,” of this annual report on Form 10-K.

     Information relating to compensation plans under which the Company’s equity securities are authorized for issuance is set forth under Part III, Item 12 of this annual report on Form 10-K and such information is incorporated by reference herein.

Use of Proceeds from Registered Securities

     On February 7, 2013, the SEC declared effective the IPO registration statement (File No. 333-185938), pursuant to which the Company registered 5,650,000 shares of its common stock. On February 13, 2013, the Company consummated the IPO and sold 5,650,000 shares of its common stock to the public at a price of $21.25 per share for an aggregate offering price of $120.1 million. The Company received net proceeds from the IPO of approximately $118.9 million after deducting offering expenses of $1.2 million. In connection with the IPO, the Advisor paid $6.3 million in underwriting fees. The IPO is now complete.

     The IPO was underwritten by Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Barclays Capital Inc., and Credit Suisse Securities (USA) LLC, acting as the representatives of Stifel, Nicolaus & Company, Incorporated, Oppenheimer & Co., and Ladenburg Thalmann & Co. Inc.

     The Company initially invested the net proceeds of the IPO in interest-bearing, short-term investments, including money market accounts and/or funds. As of the date hereof, the Company has fully deployed the proceeds it received in both Agency RMBS and non-Agency RMBS.

Recent Purchases of Equity Securities

Maximum Number (or
			Total Number of	Approximate Dollar
	Total number		Shares (or OP units)	Value) of Shares (or
	of shares (or		Purchased as Part of	Units) that May Yet Be
	OP units)	Average price paid per	Publicly Announced	Purchased Under the
Period	purchased(1)	share or (OP unit)	Plans or Programs	Plans or Programs
October 1 to October 31	668,525	$21.21	--	--
Total	668,525	$21.21	--	--
____________________

(1)	On October 11, 2012, the Company repurchased 668,525 shares of common stock from its existing stockholders at a purchase price per share of $21.21, which was the per share book value of the Company as of July 31, 2012.

     On January 24, 2013, the Company also repurchased 265,245 shares of its common stock from one of its institutional stockholders. The Company paid to such stockholder approximately $5.1 million, which represented 90% of the repurchase amount based on the estimated book value per share as of December 31, 2012; the remaining 10% of the repurchase price will be paid following the completion of the Company’s December 31, 2012 year-end audit.

Item 6. Selected Financial Data.

     The Company derived its selected consolidated financial data (i) as of December 31, 2012 and for the year ended December 31, 2012, and (ii) as of December 31, 2011 and for the period from July 29, 2011 (the date of the Company’s inception) to December 31, 2011, from its audited consolidated financial statements appearing in this annual report on Form 10-K.

     This information should be read in conjunction with Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data.”

		For the period from
		July 29, 2011 (the date of the
	For the year ended	Company’s inception)
	December 31, 2012	to December 31, 2011
	(dollars in thousands, except share and per share data)
Operating Data:
Interest income	$9,398	$3,618
Interest expense	1,387	296
Net interest income	8,011	3,322
Operating expense	2,355	779
Interest on common stock repurchase liability	1,827	-
Change in unrealized gain/(loss) on real estate securities	17,793	(5,960)
Realized loss on real estate securities	(186)	(1,482)
Loss on derivative instruments	(1,171)	(235)
Net income allocated to non-controlling interests	362	-
Preferred dividends	15	-
Income allocated to common stock repurchase liability	454	-
Net income/(loss) applicable to common stockholders	$19,434	$(5,134)

Net income/(loss) per share applicable to common stockholders – basic and diluted	$7.13	$(1.70)
Weighted average number of shares of common stock
outstanding
Basic	2,724,252	3,022,617
Diluted	2,773,845	3,022,617
Dividends declared per share of common stock; based on 2,071,096 shares of record on December 31, 2012 and 3,022,617 shares of record on
December 31, 2011	$4.11 (1)	$-

	As of		As of
	December 31, 2012		December 31, 2011
	(dollars in thousands, except per share data)
Balance Sheet Data (at period end):
Total assets	$201,648		$154,105
Total liabilities	$136,507	(2)	$98,787
Total ZAIS Financial Corp. stockholders’ equity	$45,042		$55,318
Total non-controlling interests in operating partnership	$20,099		$—
Stockholders’ equity per share of common stock and OP Units	$21.68	(3)	$18.30
____________________

(1)	The Company’s dividends declared per share of common stock include the following dividends: (1) on May 1, 2012, the Company declared a dividend in respect of the period from July 29, 2011 (the date of the Company’s inception) to December 31, 2011 of $0.51 per share of common stock, payable to stockholders of record on May 1, 2012, which was paid on May 15, 2012, (2) on June 5, 2012, the Company declared a dividend in respect of the first quarter of 2012 of $0.57 per share of common stock, payable to stockholders of record on June 5, 2012, which was paid on June 21, 2012, (3) on October 22, 2012, the Company declared a dividend in respect of the second quarter of 2012 of $0.89 per share of common stock and OP unit, payable to stockholders and OP unit holders of record on October 22, 2012, which was paid on October 29, 2012, (4) on November 29, 2012, the Company declared a dividend in respect of the third quarter of 2012 of $0.98 per share of common stock and OP unit, payable to stockholders and OP unit holders of record on November 29, 2012, which was paid on December 6, 2012 and (5) on December 19, 2012, the Company declared a dividend in respect of the fourth quarter of 2012 of $1.16 per share of common stock and OP unit, payable to stockholders and OP unit holders of record on December 19, 2012, which was paid on December 26, 2012.

(2)	Includes $11.2 million which, as of December 31, 2012, the Company had expected to pay in January 2013 for the repurchase of 515,035 shares of its common stock from one of the Company’s institutional stockholders. In January 2013, the Company agreed with this institutional stockholder to repurchase only 265,245 of its shares (rather than 515,035 shares). On January 24, 2013, the Company paid to such stockholder approximately $5.1 million, which represents 90% of the repurchase amount based on the estimated book value per share as of December 31, 2012, the remaining 10% of the repurchase price will be paid following the completion of the Company’s December 31, 2012 year-end audit.

(3)	The shares of common stock outstanding for purposes of this stockholders’ equity per share calculation do not include 515,035 shares of its common stock that the Company agreed to repurchase from one of its institutional stockholders in January 2013 at a price per share equal to the book value per share as of December 31, 2012. In January 2013, the Company agreed with this institutional stockholder to repurchase only 265,245 of its shares (rather than 515,035 shares). On January 24, 2013, the Company paid to such stockholder approximately $5.1 million, which represents 90% of the repurchase amount based on the estimated book value per share as of December 31, 2012; the remaining 10% of the repurchase price will be paid following the completion of its December 31, 2012 year-end audit.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the Company’s financial statements and accompanying notes included in Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K.

Overview

     The Company is a Maryland corporation that invests in, finances and manages a diversified portfolio of residential mortgage assets, other real estate-related securities and financial assets. The Company currently primarily invests in, finances and manages non-Agency RMBS and Agency RMBS. The Company’s RMBS strategy focuses on non-Agency RMBS with an emphasis on securities that, when originally issued, were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations, as well as Agency RMBS. The Company’s strategy will also emphasize the purchase of performing and re-performing residential whole loans. The Company will also have the discretion to invest in other real estate-related and financial assets, MSRs, IOs, CMBS and ABS. The Company refers collectively to the assets it targets for acquisition as its target assets.

     The Company’s income is generated primarily by the net spread between the income it earns on its assets and the cost of its financing and hedging activities. The Company’s objective is to provide attractive risk-adjusted returns to its stockholders, primarily through quarterly distributions and secondarily through capital appreciation.

     The Company completed its formation transaction and commenced operations on July 29, 2011. The formation transaction involved the exchange by investors in two funds from the Matrix VI Funds of cash and RMBS assets for an aggregate of 3,022,617 shares of its common stock. The Company received $60.5 million in this transaction, including $8.65 million from ZAIS Parties and deployed the cash together with additional borrowings to build a diversified portfolio of RMBS assets.

     On February 13, 2013, the Company successfully completed its IPO, pursuant to which the Company sold 5,650,000 shares of its common stock to the public at a price of $21.25 per share for gross proceeds of $120.1 million. In connection with the IPO, the Advisor paid $6.3 million in underwriting fees. The Company did not pay any underwriting fees, discounts or commissions in connection with the IPO. Net proceeds after the payment of offering costs of approximately $1.2 million were $118.9 million.

     As of December 31, 2012, the Company held a diversified portfolio of RMBS assets with an estimated fair market value of $170.7 million, consisting primarily of senior tranches of non-Agency RMBS that were originally highly rated but subsequently downgraded, and Agency RMBS collateralized by either fixed rate loans or ARMs. The borrowings the Company used to fund the purchase of its portfolio totaled approximately $116.1 million as of December 31, 2012 under master repurchase agreements with three counterparties. The Company is also in discussions with other financial institutions to provide it with additional borrowing capacity under various agreements, including repurchase agreements and other types of financing arrangements.

     The Company has elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2011. The Company is organized in a format pursuant to which it serves as the general partner of, and conducts substantially all of its business through, its Operating Partnership subsidiary, ZAIS Financial Partners, L.P., a Delaware limited partnership. The Company also expects to operate its business so that it is not required to register as an investment company under the 1940 Act.

Results of Operations for the Year Ended December 31, 2012

     The following discussion of the Company’s results of operations highlights the Company’s performance for the year ended December 31, 2012. The Company does not believe that a comparison of the Company’s results of operations with the period ended December 31, 2011 is meaningful because the Company commenced operations on July 29, 2011 and did not have a full calendar year of operations during the calendar year ended December 31, 2011.

Investments

     The following table sets forth certain information regarding the Company’s investments at December 31, 2012:

	Current						Weighted	Weighted
(dollars in thousands)	Principal	Premium	Amortized	Gross Unrealized(1)			Average	Average
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Real Estate Securities
Agency RMBS
30-year adjustable	$3,084	$351	$3,435	$-	$(195)	$3,240	2.84%	2.28%
mortgage
30-year fixed rate	61,034	3,057	64,091	2,443	(14)	66,520	3.82	3.44
mortgage
Non-Agency RMBS
Alternative-A	38,550	(8,607)	29,943	3,437	-	33,380	5.69	7.95
Pay option adjustable	1,249	(378)	871	95	-	966	1.19	8.67
rate
Prime	64,979	(8,075)	56,904	5,668	(2)	62,570	5.79	7.34
Subprime	4,420	(825)	3,595	401	-	3,996	0.98	9.10
Real Estate Securities	$173,316	$(14,477)	$158,839	$12,044	(211)	$170,672	4.81%	5.89%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its RMBS. Net change in unrealized gain/loss of $17.8 million is recognized in earnings as change in unrealized gain/loss on real estate securities in the consolidated statement of operations for the year ended December 31, 2012.
(2)	Unlevered yield.

Investment Activity

     RMBS. During the year ended December 31, 2012, the Company acquired Agency RMBS with a principal balance of $34.0 million for $35.6 million and non-Agency RMBS with a principal balance of $78.6 million for $68.7 million. During the same period, the Company sold non-Agency RMBS for $42.6 million in net proceeds and Agency RMBS for $31.6 million in net proceeds, and recognized a net realized loss of $0.2 million. The fair market values of the Company’s Agency RMBS and non-Agency RMBS at December 31, 2012 were $69.8 million and $100.9 million, respectively.

     Financing and Other Liabilities. As of December 31, 2012, the Company had 35 repurchase agreements outstanding with three counterparties totalling $116.1 million, which was used to finance Agency RMBS and non-Agency RMBS. These agreements are secured by a portion of the Company’s Agency RMBS and non-Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR. The Company is also in discussions with other financial institutions to provide it with additional borrowing capacity under various agreements, including repurchase agreements and other types of financing arrangements.

     The following table presents certain information regarding the Company’s repurchase agreements as of December 31, 2012 by remaining maturity and collateral type:

	Agency Securities		Non-Agency Securities
		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate
Repurchase agreements maturing within:
	(dollars in thousands)
30 days or less	$44,175	0.49%	$49,441	2.15%
31 - 60 days	10,866	0.49	-	-
61 - 90 days	11,598	0.47	-	-
Greater than 90 days	-	-	-	-
Total/Weighted average	$66,639	0.49%	$49,441	2.15%

     Derivative Instruments. As of December 31, 2012, the Company had outstanding interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of its repurchase agreements. These swap agreements provide for the Company to pay fixed interest rates and receive floating interest rates indexed off of LIBOR, effectively fixing the floating interest rates on $32.6 million of borrowings under its repurchase agreements as of December 31, 2012.

     The following table presents certain information about the Company’s interest rate swaps as of December 31, 2012:

		Weighted	Weighted	Weighted
	Notional	Average Pay	Average	Average Years
	Amount	Rate	Receive Rate	to Maturity
Swap agreements maturing in
	(dollars in thousands)
2016	$12,102	1.21%	0.31%	3.7
2017	11,050	1.28	0.31	4.3
2021	9,448	2.16	0.31	8.7
Total/Weighted average	$32,600	1.51%	0.31%	5.3

Net Interest Income

     The Company earned interest income of $9.4 million for the year ended December 31, 2012, representing interest earned on its assets. The Company incurred interest expense of $1.4 million for this period related to borrowings from repurchase agreements. As of December 31, 2012, the weighted average net interest spread between the yield on the Company’s assets and the cost of funds, including the impact of interest rate hedging, was 2.28% for the Company’s Agency RMBS and 5.47% for the Company’s non-Agency RMBS.

     Interest income is subject to interest rate risk. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of this annual report on Form 10-K, for more information relating to interest rate risk and its impact on the Company’s operating results.

     The Company’s net interest income is also impacted by prepayment speeds, as measured by the weighted average Constant Prepayment Rate (“CPR”) on its assets. The three-month average and the six-month average CPR for the period ended December 31, 2012 of the Company’s Agency RMBS were 5.7% and 5.6%, respectively, and were 18.8% and 18.6%, respectively, for the Company’s non-Agency RMBS. The non-Agency RMBS CPR includes both voluntary and involuntary amounts.

Expenses

     Professional Fees. The Company incurred professional fees of $1.2 million for the year ended December 31, 2012, which primarily related to legal fees, audit fees and consulting fees.

     Advisory Fee Expense (Related Party). Pursuant to the terms of the Investment Advisory Agreement, during the year ended December 31, 2012, the Advisor was paid an advisory fee equal to 1.5% per annum of the Company’s Net Asset Value (as defined in the Investment Advisory Agreement), calculated and payable (in cash) quarterly in arrears. This fee (which was recorded as an advisory fee expense - related party) totaled $0.9 million for the year ended December 31, 2012.

     General and Administrative Expenses. The Company incurred general and administrative expenses of $0.2 million for the year ended December 31, 2012, which primarily related to insurance.

     Interest on Common Stock Repurchase Liability. The Company incurred interest cost of $1.8 million for the year ended December 31, 2012, which was due to dividends paid of $1.6 million on 515,035 shares of common stock, which were reported as a common stock repurchase liability at December 31, 2012 and an increase in the liability of $0.2 million, which was due to the increase in value of the common stock repurchase liability from the initial measurement at September 30, 2012.

Realized and Unrealized Gain (Loss)

     During the year ended December 31, 2012, the Company sold certain of its RMBS and recognized a net loss of $0.2 million. During this period, the Company’s change in unrealized gain/loss on its RMBS was $17.8 million due to changes in the fair value of the Company’s RMBS.

     The Company has not designated its interest rate swaps as hedging instruments. As a result, the Company recorded the change in estimated fair value related to interest rate swaps held during the period in earnings as gain or loss on derivative instruments. Included in gain or loss on derivative instruments are the net swap payments for the derivative instruments.

     The Company has elected to record the change in estimated fair value related to its RMBS in earnings by electing the fair value option.

     The following amounts related to realized gains and losses, as well as changes in estimated fair value of the Company’s RMBS portfolio and derivative instruments, and are included in the Company’s audited consolidated statement of operations for the year ended December 31, 2012:

Other gain/(loss)	(dollars in thousands)
Change in unrealized gain/(loss) on real estate securities	$17,793
Realized loss on real estate securities	(186)
Loss on derivative instruments	(1,171)
Total other gain	$16,436

Dividends

     During the year ended December 31, 2012, the Company declared the following dividends:

			Amount per
Declaration Date	Record Date	Payment Date	Share
May 1, 2012	May 1, 2012	May 15, 2012	$0.51
June 5, 2012	June 5, 2012	June 21, 2012	$0.57
October 22, 2012	October 22, 2012	October 29, 2012	$0.89
November 29, 2012	November 29, 2012	December 6, 2012	$0.98
December 19, 2012	December 19, 2012	December 26, 2012	$1.16

Subsequent Events

     On January 24, 2013, the Company repurchased 265,245 shares of its common stock from one of its institutional stockholders. The Company paid to such stockholder approximately $5.1 million, which represented 90% of the repurchase amount based on the estimated book value per share as of December 31, 2012; the remaining 10% of the repurchase price will be paid following the completion of the Company’s December 31, 2012 year-end audit.

     On February 13, 2013, the Company successfully completed its IPO, pursuant to which the Company sold 5,650,000 shares of its common stock to the public at a price of $21.25 per share for gross proceeds of $120.1 million. In connection with the IPO, the Advisor paid $6.3 million in underwriting fees. The Company did not pay any underwriting discounts or commissions in connection with the IPO. Net proceeds after the payment of offering costs of approximately $1.2 million were $118.9 million.

     On January 18, 2012, the Company completed a private placement of 133 shares of $0.0001 par value 12.5% Series A Cumulative Non-Voting Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock carried a liquidation preference of $1,000 per share and holders of the Series A Preferred Stock were entitled to receive cumulative cash dividends at the rate of 12.5% per annum of the liquidation preference. On February 15, 2013, the Company redeemed the 133 outstanding shares of Series A Preferred Stock for an aggregate redemption price of $146,300, plus the accrued and unpaid dividends. As of March 25, 2013, the Company did not have any Series A Preferred Stock outstanding.

Results of Operations for the Period from July 29, 2011 (the Date of the Company’s Inception) to December 31, 2011

Investments

     The following table sets forth certain information regarding the Company’s assets at December 31, 2011:

	Current
	Principal	Premium	Amortized	Gross Unrealized(1)		Fair	Weighted Average
	Balance	(Discount)	Cost	Gains	Losses	Value	Coupon	Yield(2)
(dollars in thousands)
Real estate securities:
Agency RMBS
30-year adjustable rate
mortgage	$12,904	$551	$13,455	$22	$(1)	$13,476	3.16%	2.34%
30-year fixed rate mortgage	52,681	3,116	55,797	384	(159)	56,022	4.20	3.80
Non-agency RMBS
Alternative—A/B	51,687	(14,542)	37,145	71	(2,149)	35,067	4.92	7.88
Pay option adjustable rate	24,664	(9,992)	14,672	34	(1,915)	12,791	0.84	7.68
Prime	24,633	(4,361)	20,272	244	(856)	19,660	4.55	7.22
Subprime	20,624	(10,034)	10,590	—	(1,635)	8,955	0.87	15.04
Real Estate Securities	$187,193	$(35,262)	$151,931	$755	$(6,715)	$145,971	3.76%	6.14%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its RMBS. Net change in unrealized gain/loss of $6.0 million is recognized for the period from July 29, 2011 (the date of the Company’s inception) to December 31, 2011 as change in unrealized gain/loss on real estate securities in the consolidated statement of operations.
(2)	Unlevered yield.

Investment Activity

     RMBS. During the period from July 29, 2011 (the date of the Company’s inception) to December 31, 2011, the Company acquired Agency RMBS with a principal balance of $66.6 million for $70.4 million. During the same period, the Company acquired non-Agency RMBS with a principal balance of $120.1 million for $101.5 million, which includes the non-Agency RMBS the Company received in connection with its formation transactions. During the same period, the Company sold non-Agency RMBS for $7.2 million in net proceeds, and recognized a net realized loss of $1.5 million. The Company did not sell any Agency RMBS during the period from July 29, 2011 (the date of the Company’s inception) to December 31, 2011. The fair market values of the Company’s Agency RMBS and non-Agency RMBS at December 31, 2011 were $69.5 million and $76.5 million, respectively.

     Financing and Other Liabilities. As of December 31, 2011, the Company had 65 repurchase agreements outstanding with one counterparty totaling $97.6 million, which was used to finance Agency RMBS and non-Agency RMBS. This agreement is secured by a portion of the Company’s Agency RMBS and non-Agency RMBS and bears interest at rates that have historically moved in close relationship to LIBOR.

     The following table presents certain information regarding the Company’s repurchase agreements as of December 31, 2011 by remaining maturity and collateral type:

	Agency Securities		Non-Agency Securities
		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate
Repurchase agreements maturing within:	(dollars in thousands)
30 days or less	$25,733	0.60%	$30,958	2.28%
31 - 60 days	37,475	0.50	—	—
61 - 90 days	3,431	0.50	—	—
Greater than 90 days	—	—	—	—
Total/Weighted average	$66,639	0.54%	$30,958	2.28%

     Derivative Instruments. As of December 31, 2011, the Company had outstanding interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of its repurchase agreements. These swap agreements provide for the Company to pay fixed interest rates and receive floating interest rates indexed off of LIBOR, effectively fixing the floating interest rates on $21.6 million of borrowings under its repurchase agreements as of December 31, 2011.

     The following table presents certain information about the Company’s interest rate swaps as of December 31, 2011:

			Weighted	Weighted
		Weighted	Average Receive	Average Years to
	Notional Amount	Average Pay Rate	Rate	Maturity
Swap agreements maturing in:	(dollars in thousands)
2016	$12,102	1.21%	0.38%	4.7
2021	9,448	2.16	0.38	9.7
Total/Weighted average	$21,550	1.62%	0.38%	6.9

Net Interest Income

     The Company earned interest income of $3.6 million from July 29, 2011 (the date of the Company’s inception) to December 31, 2011, representing interest earned on its assets. The Company incurred interest expense of $0.3 million for this period related to borrowings from its repurchase agreement. As of December 31, 2011, the weighted average net interest spread between the yield on the Company’s assets and the cost of funds, including the impact of interest rate hedging, was 2.59% for the Company’s Agency RMBS and 6.32% for its non-Agency RMBS.

     Interest income is subject to interest rate risk. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of this annual report on Form 10-K, for more information relating to interest rate risk and its impact on the Company’s operating results.

     The Company’s net interest income is also impacted by prepayment speeds, as measured by the CPR on the Company’s assets. The three-month CPR for the period ended December 31, 2011 was 4.2% for the Company’s Agency RMBS. The six-month average CPR for the period ended December 31, 2011 for the Company’s Agency RMBS could not be calculated due to the age of the Company’s loan pools. The three-month average and the six-month average CPR for the periods ended December 31, 2011 were 14.3% and 13.9%, respectively, for the Company’s non-Agency RMBS. The non-Agency RMBS CPR includes both voluntary and involuntary amounts.

Expenses

     Advisory Fee Expense (Related Party). Pursuant to the terms of the Investment Advisory Agreement, during the period from July 29, 2011 (the date of the Company's inception) to December 31, 2011, the Advisor was paid an advisory fee equal to 1.5% per annum of the Company’s Net Asset Value (as defined in the Investment Advisory Agreement), calculated and payable (in cash) quarterly in arrears. This fee (which was recorded as an advisory fee expense - related party) totaled $0.4 million for the period from July 29, 2011 (the date of the Company’s inception) to December 31, 2011.

     Professional Fees. The Company incurred professional fees of $0.4 million for the period from July 29, 2011 (the date of the Company’s inception) to December 31, 2011, which primarily represents consulting fees and insurance.

     General and Administrative Expenses. The Company incurred general and administrative expenses of $0.1 million for the period from July 29, 2011 (the date of the Company’s inception) to December 31, 2011, which represents accrued excise taxes.

Realized and Unrealized Gain/(Loss)

     During the period from July 29, 2011 (the date of the Company’s inception) to December 31, 2011, the Company sold certain of its RMBS and recognized a net loss of $1.5 million. During this period, the Company’s change in unrealized loss on its RMBS was $6.0 million due to changes in the fair value of its RMBS.

     The Company has not designated its interest rate swaps as hedging instruments. As a result, the Company recorded the change in estimated fair value related to interest rate swaps held during the period in earnings as gain or loss on derivative instruments. Included in gain or loss on derivative instruments are the net swap payments for the derivative instruments.

     The Company elected to record the change in estimated fair value related to its RMBS in earnings by electing the fair value option.

     The following amounts related to realized gains and losses, as well as changes in estimated fair value of the Company’s RMBS portfolio and derivative instruments, and are included in the Company’s consolidated statement of operations for the period from July 29, 2011 (the date of the Company’s inception) to December 31, 2011:

Other gain/(loss)	(dollars in thousands)
Change in unrealized loss on real estate securities	$(5,960)
Realized loss on real estate securities	(1,482)
Loss on derivative instruments	(236)
Total other loss	$(7,678)

Factors Impacting Operating Results

     The Company held a diversified portfolio of RMBS assets with a fair market value of $170.7 million as of December 31, 2012, and $146.0 million as of December 31, 2011. In addition, the Company anticipates having substantial available borrowing capacity from which it expects to be able to acquire additional assets. The Company’s operating results will be impacted by the Company’s actual available borrowing capacity.

     The Company expects that the results of its operations will also be affected by a number of other factors, including the level of its net interest income, the fair market value of its assets and the supply of, and demand for, the target assets in which it may invest. The Company’s net interest income, which includes the amortization of purchase premiums and accretion of purchase discounts, varies primarily as a result of changes in market interest rates and prepayment speeds, as measured by CPR on the Company’s target assets. Interest rates and prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. The Company’s operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans are held directly by the Company or included in its non-Agency RMBS or in other assets it may acquire in the future.

Changes in Fair Value of the Company’s Assets

     The Company’s RMBS are carried at fair value and future mortgage related assets may also be carried at fair value. Accordingly, changes in the fair value of the Company’s assets may impact the results of its operations for the period in which such change in value occurs. The expectation of changes in real estate prices is a major determinant of the value of mortgage loans and, therefore, of RMBS. This factor is beyond the Company’s control. For additional information relating to the determination of fair value, see “—Determination of Fair Value and Market Value Measurement.”

Changes in Market Interest Rates

     With respect to the Company’s business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with the Company’s borrowings to increase; (ii) the value of its investment portfolio to decline; (iii) coupons on its ARMs and hybrid ARMs (including RMBS secured by such collateral) and on its other floating rate securities to reset, although on a delayed basis, to higher interest rates; (iv) prepayments on its RMBS to slow, thereby slowing the amortization of the Company’s purchase premiums and the accretion of its purchase discounts; and (v) the value of its interest rate swap agreements to increase. Conversely, decreases in interest rates, in general, may over time cause: (i) prepayments on the Company’s RMBS to increase, thereby accelerating the amortization of its purchase premiums and the accretion of its purchase discounts; (ii) the interest expense associated with its borrowings to decrease; (iii) the value of its investment portfolio to increase; (iv) the value of its interest rate swap agreements to decrease; and (v) coupons on its ARMs and hybrid ARMs (including RMBS secured by such collateral) and on its other floating rate securities to reset, although on a delayed basis, to lower interest rates. As of December 31, 2012 and December 31, 2011, 19.1% and 40.2% of the Company’s assets, respectively, as measured by fair market value, consisted of RMBS assets with a variable interest rate component, including ARMs and hybrid ARMs. For more information relating to the composition of the Company’s assets, including its variable interest rate assets, see “—Results of Operations for the Year Ended December 31, 2012—Investments” and “—Results of Operations for the Period from July 29, 2011 (the Date of the Company’s Inception) to December 31, 2011—Investments.”

Prepayment Speeds

     Prepayment speeds on residential mortgage loans, and therefore, RMBS vary according to interest rates, the type of investment, conditions in the financial markets, competition, foreclosures and other factors that cannot be predicted with any certainty. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans and, as a result, prepayment speeds tend to decrease. This can extend the period over which the Company earns interest income. When interest rates fall, prepayment speeds on residential mortgage loans, and therefore, RMBS tend to increase, thereby decreasing the period over which the Company earns interest income. Additionally, other factors such as the credit rating of the borrower, the rate of home price appreciation or depreciation, financial market conditions, foreclosures and lender competition, none of which can be predicted with any certainty, may affect prepayment speeds on RMBS. In particular, despite the historically low interest rates, recent severe dislocations in the housing market, including home price depreciation resulting in many borrowers owing more on their mortgage loans than the values of their homes have prevented many such borrowers from refinancing their mortgage loans, which has impacted prepayment rates and the value of RMBS assets. However, mortgage loan modification and refinance programs or future legislative action may make refinancing mortgage loans more accessible or attractive to such borrowers, which could cause the rate of prepayments on RMBS assets to accelerate. For RMBS assets, including some of the Company’s RMBS assets, that were purchased or are trading at a premium to their par value, higher prepayment rates would adversely affect the value of such assets or cause the holder to incur losses with respect to such assets. For more information related to the Company’s assets trading at a premium to their par value as of December 31, 2012, see “—Results of Operations for the Year Ended December 31, 2012—Investments” and “—Results of Operations for the Period from July 29, 2011 (the Date of the Company’s Inception) to December 31, 2011—Investments.”

Spreads on Non-Guaranteed Mortgage Loans and Securities

     Since the financial crisis that began in 2007, the spreads between swap rates and residential mortgage loans and non-Agency RMBS have been volatile. Spreads on these assets initially moved wider due to the difficult credit conditions and have only recovered a portion of that widening. As the prices of securitized assets declined, a number of investors and a number of structured investment vehicles faced margin calls from dealers and were forced to sell assets in order to reduce leverage. The price volatility of these assets also impacted lending terms in the repurchase market, as counterparties raised margin requirements to reflect the more difficult environment. The spread between the yield on the Company’s assets and its funding costs is an important factor in the performance of this aspect of the Company’s business. Wider spreads imply greater income on new asset purchases but may have a negative impact on the Company’s stated book value. Wider spreads generally negatively impact asset prices. In an environment where spreads are widening, counterparties may require additional collateral to secure borrowings, which may require the Company to reduce leverage by selling assets. Conversely, tighter spreads imply lower income on new asset purchases, but may have a positive impact on the Company’s stated book value. Tighter spreads generally have a positive impact on asset prices. In this case, the Company may be able to reduce the amount of collateral required to secure borrowings.

Mortgage Extension Risk

     The Advisor computes the projected weighted-average life of the Company’s investments based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when the Company acquires a fixed-rate mortgage or hybrid ARM security, the Company may, but is not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes the Company’s borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect the Company from rising interest rates, because the borrowing costs are fixed for the duration of the fixed-rate portion of the related RMBS.

     However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on the Company’s results of operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the hybrid ARM security would remain fixed. This situation may also cause the fair market value of the Company’s hybrid ARM security to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, the Company may be forced to sell assets to maintain adequate liquidity, which could cause the Company to incur losses.

     In addition, the use of this swap hedging strategy effectively limits increases in the Company’s book value in a declining rate environment, due to the effectively fixed nature of the Company’s hedged borrowing costs. In an extreme rate decline, prepayment rates on the Company’s assets might actually result in certain of its assets being fully paid off while the corresponding swap or other hedge instrument remains outstanding. In such a situation, the Company may be forced to liquidate the swap or other hedge instrument at a level that causes it to incur a loss.

Credit Risk

     The Company is subject to credit risk in connection with its investments. Although the Company does not expect to encounter credit risk in its Agency RMBS, it does expect to encounter credit risk related to its non-Agency RMBS, whole loans and other target assets it may acquire in the future. Increases in defaults and delinquencies will adversely impact the Company’s operating results, while declines in rates of default and delinquencies will improve the Company’s operating results from this aspect of its business.

Size of Investment Portfolio

     The size of the Company’s investment portfolio, as measured by the aggregate principal balance of its mortgage-related securities and the other assets the Company owns, is also a key revenue driver. Generally, as the size of the Company’s investment portfolio grows, the amount of interest income the Company receives increases. A larger investment portfolio, however, drives increased expenses, as the Company incurs additional interest expense to finance the purchase of its assets.

Critical Accounting Policies and Use of Estimates

Basis of Presentation

     The Company’s financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and the use of assumptions as to future uncertainties. The Company’s most critical accounting policies involve decisions and assessments that affect its reported assets and liabilities, as well as its reported revenues and expenses. The Company believes that all of the decisions and assessments upon which its financial statements will be based will be reasonable at the time made and based upon information available to it at that time. The Company’s critical accounting policies and accounting estimates may be expanded over time as the Company fully implements its strategy. Those accounting policies and estimates that the Company expects to be most critical to an investor’s understanding of its financial results and condition are discussed below:

Real Estate Securities—Fair Value Election

     U.S. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. The Company has elected the fair value option for each of its RMBS at the date of purchase, including those contributed in connection with its formation, which permits it to measure these securities at estimated fair value with the change in estimated fair value included as changes in unrealized gain/loss on real estate securities. The Company believes that the election of the fair value option for its RMBS portfolio more appropriately reflects the results of its operations for a particular reporting period as all securities activities are recorded in a similar manner.

Determination of Fair Value and Market Value Measurement

     The “Fair Value Measurements and Disclosures” Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under U.S. GAAP. Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date.

     Fair value under U.S. GAAP represents an exit price in the normal course of business, not a forced liquidation price. If the Company were forced to sell assets in a short period to meet liquidity needs, the prices it receives could be substantially less than their recorded fair values. Furthermore, the analysis of whether it is more likely than not that the Company will be required to sell securities in an unrealized loss position prior to an expected recovery in value (if any), the amount of such expected required sales, and the projected identification of which securities would be sold is also subject to significant judgment.

     Changes to the valuation methodology will be reviewed by the Advisor to ensure the changes are appropriate. The fair value methodology may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, the Company anticipates the valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

     The Company categorizes its financial instruments in accordance with U.S. GAAP, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

     Financial assets and liabilities recorded on the Company’s consolidated balance sheet are categorized based on the inputs to the valuation techniques as follows:

Level 1	Quoted prices for identical assets or liabilities in an active market.

Level 2	Financial assets and liabilities whose values are based on the following:

  Quoted prices for similar assets or liabilities in active markets.

  Quoted prices for identical or similar assets or liabilities in nonactive markets.

  Pricing models whose inputs are observable for substantially the full term of the asset or liability.

  Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.
Level 3	Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement.

     The Company may use valuation techniques consistent with the market and income approaches to measure the fair value of its assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future projected cash flows to a single discounted present value amount. When applying either approach, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires significant judgment and considers factors specific to the investment. The Company utilizes proprietary modeling analysis to support the independent third party broker quotes selected to determine the fair value of investments and derivative instruments.

     The following is a description of the valuation techniques used to measure fair value and the general classification of these instruments pursuant to the fair value hierarchy.

Real Estate Securities

     The fair value of the Company’s RMBS considers the underlying characteristics of each security including coupon, maturity date and collateral. The Company estimates the fair value of its Agency RMBS and non-Agency RMBS based upon a combination of observable prices in active markets, multiple indicative quotes from brokers, and executable bids. In evaluating broker quotes the Company also considers additional observable market data points including recent observed trading activity for identical and similar securities, back-testing, broker challenges and other interactions with market participants, as well as yield levels generated by model-based valuation techniques. In the absence of observable quotes, the Company utilizes model-based valuation techniques that may contain unobservable valuation inputs.

     When available, the fair value of RMBS is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from either broker quotes, observed traded levels or model-based valuation techniques using observable inputs such as benchmark yields or issuer spreads. The Company’s Agency RMBS are valued using the market data described above, which includes inputs determined to be observable or whose significant value drivers are observable. Accordingly, Agency RMBS securities are classified as Level 2 in the fair value hierarchy.

     While the Company’s non-Agency RMBS are valued using the same process with similar inputs as the Agency RMBS, a significant amount of inputs are unobservable due to relatively low levels of market activity. The fair value of these securities is typically based on broker quotes or the Company’s model-based valuation. Accordingly, the Company’s non-Agency RMBS are classified as Level 3 in the fair value hierarchy. Model-based valuation consists primarily of discounted cash flow and yield analyses. Significant model inputs and assumptions include market-implied discount rates, default rates, expected loss severity, weighted average life, collateral composition, borrower characteristics and prepayment rates, and may also include general economic conditions, home price index forecasts, servicing data and other relevant information. Where possible, collateral-related assumptions are determined on an individual loan level.

Interest Income Recognition and Impairment

     Interest income on Agency RMBS is accrued based on the outstanding principal balance and contractual terms. Premiums and discounts associated with Agency RMBS at the time of purchase are amortized into interest income over the life of such securities using the effective yield method and adjusted for actual prepayments in accordance with ASC 310-20 “Nonrefundable Fees and Other Costs” or ASC 325-40 “Beneficial Interests in Securitized Financial Assets,” as applicable. Total interest income is recorded as Interest income—real estate securities in the consolidated statement of operations.

     Interest income on the non-Agency RMBS that were purchased at a discount to par value and/or were rated below AA at the time of purchase is recognized based on the effective yield method. The effective yield on these securities is based on the projected cash flows from each security, which are estimated based on the Company’s observation of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore, the actual maturities of the securities are generally shorter than stated contractual maturities.

     Based on the projected cash flows from the Company’s non-Agency RMBS purchased at a discount to par value, a portion of the purchase discount may be designated as credit protection against future credit losses and, therefore, not accreted into interest income. The amount designated as credit discount is determined and may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit discount is more favorable than forecasted, a portion of the amount designated as credit discount may be accreted into interest income prospectively.

     RMBS are periodically evaluated for other-than-temporary impairment (“OTTI”). A security where the fair value is less than amortized cost is considered impaired. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a security has been deemed to be other-than-temporarily impaired, the amount of OTTI is bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statement of operations as a realized loss. The remaining OTTI related to the valuation adjustment is recognized as a component of unrealized loss in the consolidated statement of operations. Realized gains and losses on sale of RMBS are determined using the specific identification method. RMBS transactions are recorded on the trade date.

Variable Interest Entities

     A variable interest entity (“VIE”) is an entity that lacks one or more of the characteristics of a voting interest entity. The Company evaluates each of its investments to determine if each is a VIE based on: (i) the sufficiency of the entity’s equity investment at risk to finance its activities without additional subordinated financial support provided by any parties, including the equity holders; (ii) whether as a group the holders of the equity investment at risk have (a) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the legal entity and (c) the right to receive the expected residual returns of the legal entity; and (iii) whether the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity or their rights to receive the expected returns of their equity, or both, and whether substantially all of the entity’s activities involve or are conducted on behalf of an investor that has disproportionately fewer voting rights. An investment that lacks one or more of the above three characteristics is considered to be a VIE. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

     A VIE is subject to consolidation if the equity investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns. VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This determination can sometimes involve complex and subjective analyses.

Repurchase Agreements

     The borrowings the Company used to fund the purchase of its portfolio totaled approximately $116.1 million as of December 31, 2012 under master repurchase agreements with three counterparties. The Company is also in discussions with other financial institutions to provide it with additional borrowing capacity under various agreements including repurchase agreements and other types of financing arrangements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Repurchase agreements are recorded on trade date at the contract amount.

     The Company pledges cash and certain of its securities as collateral under these repurchase arrangements. The amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, the lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of December 31, 2012, the Company had met all margin call requirements.

Derivative Instruments

     Derivative instruments are valued using counterparty valuations. These valuations are generally based on models with market observable inputs such as interest rates and contractual cash flows, and as such, are classified as Level 2 in the fair value hierarchy. The Company reviews these valuations, including considerations of counterparty risk and collateral provisions.

Derivatives and Hedging Activities

     The Company accounts for its derivative financial instruments in accordance with derivative accounting guidance, which requires an entity to recognize all derivatives as either assets or liabilities on its balance sheet and to measure those instruments at fair value. The Company has not designated any of its derivative contracts as hedging instruments for accounting purposes. As a result, changes in the fair value of derivatives are recorded through current period earnings.

     The Company’s derivative contracts contain provisions that allow for the netting or setting off of all individual swap receivables and payables with the counterparty and, therefore, the fair value of those swap contracts are netted. The credit support annex provisions of the Company’s interest rate swap contracts allow the parties to mitigate their credit risk by requiring the party which is out of the money to post collateral. At December 31, 2012, all collateral provided under these contracts consists of cash collateral.

Loans Held-for-Investment

     Loans, which the Company may acquire, may be classified as held-for-investment based upon management’s intent and ability to hold the loans for the foreseeable future or may be elected to be accounted for under the fair value option of accounting. Loans held-for-investment will be recorded at amortized cost, or the outstanding unpaid principal balance of the loan, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan. Net deferred loan fees and origination and acquisition costs will be recognized in interest income over the loan term as a yield adjustment using the interest method or a method that approximates a level rate of return over the loan term. The accounting guidance provides for the recognition of an allowance for loan losses for groups of homogeneous loans. The Company will record a reserve for loan losses reflecting management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The allowance for loan losses will be management’s best estimate of probable credit losses inherent in the loan portfolio at the balance sheet date. The Company will record a reserve for performing loans when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. The reserve will be decreased by charge offs when losses are confirmed.

     The Company may also purchase loans held-for-investment at a discount to face value where there has been a deterioration in credit quality since origination and, at the acquisition date, the Company expects to collect less than the contractual amounts due under the terms of the loan based, at least in part, on its assessment of the credit quality of the borrower. Loans acquired in a transfer will be initially measured at fair value (in the aggregate, presumptively the price paid or advanced to the borrower if originated by the Company).

Interest Income—Loans Held-For-Investment

     The Company expects that interest income on performing held-for-investment mortgage loans, which it may acquire, will be accrued based on the actual coupon rate and the outstanding principal balance of such assets without estimating prepayments. Premiums and discounts will be amortized or accreted into interest income over the lives of the assets using the effective yield method, as adjusted for actual prepayments. Actual prepayments accelerate the rate at which premiums and discounts are amortized or accreted into interest income in order to maintain the original effective interest rate, based on contractual cash flows.

     The Company will place mortgage loans on nonaccrual status when any portion of principal or interest is more than 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a mortgage loan is placed on nonaccrual status, the Company will reverse the accrual for unpaid interest and will not recognize interest income until the cash is received or the mortgage loan returns to accrual status. A mortgage loan may be returned to accrual status when all delinquent principal and interest payments are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met by the borrower.

Interest Income—Loans Held-For-Investment with Deteriorated Credit Quality

     For whole loans purchased that show evidence of a deterioration in credit quality since origination where it is probable the Company will not collect all contractual cash flows, the Company will apply the guidance which addresses accounting for differences between contractual cash flows and cash flows expected to be collected from its initial investment in loans or debt securities (loans) acquired in a transfer. The yield that may be accreted (accretable yield) will be limited to the excess of the Company’s initial estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the Company’s initial investment in the loan. Interest income will be recognized using the accretable yield on a level-yield basis over the life of the loan as long as cash flows can be reasonably estimated. On a quarterly basis, the Company updates its estimate of the cash flows expected to be collected. The excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) will not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent significant increases in cash flows expected to be collected generally will be recognized first to reduce any previously recorded allowance and any remaining increase will be recognized prospectively through adjustment of the loan’s accretable yield over its remaining life. The amount of interest income to be recognized cannot result in a carrying amount that exceeds the payoff amount of the loan. Decreases in cash flows expected to be collected will be recognized as an impairment when it is probable that the Company will no longer be able to collect all amounts estimated to be collected at the time of acquisition plus additional cash flows expected to be collected arising from changes in estimate after acquisition and recognized in prior periods.

Loan Impairment

     Loans classified as held-for-investment will be evaluated for impairment on a quarterly basis. Loans held-for-investment will be considered impaired when (i) it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan or, (ii) for loans acquired at a discount to face value, when it is probable that the Company will no longer be able to collect all amounts estimated to be collected at the time of acquisition plus additional cash flows expected to be collected arising from changes in estimate after acquisition and recognized in prior periods. Impairment will be measured by comparing the recorded amount of the loan to the present value of expected future cash flows discounted at the loan’s effective rate, or at the loan’s market price or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company will record an allowance to reduce the carrying value of the loan and record a corresponding charge to net income. Significant judgments will be required in determining impairment, including estimating future cash flows, making assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees.

     A loan is also considered impaired if its terms are modified in a troubled debt restructuring (“TDR”). A TDR occurs when a company grants a concession to a borrower in financial difficulty by modifying the original terms of the loan. Impairments on TDR loans are measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loan.

Loans Held-for-Sale

     Loans classified as held-for-sale will be recorded at the lower of amortized cost and fair value. The Company will determine fair value of loans held-for-sale by using current secondary market information for loans with similar terms and credit quality. If current secondary market information is not available, the Company will consider other factors in estimating fair value, including modeled valuations using assumptions management believes a reasonable market participant would use in valuing similar assets (assumptions may include loss rates, prepayment rates, interest rates and credit spreads). If fair value is lower than the amortized cost basis of a loan classified as held-for-sale, the Company will record a valuation allowance to write the loan down to fair value, with a corresponding charge to net income.

Interest Income—Loans Held-For-Sale

     Interest income on loans held-for-sale is accrued and recognized based on the contractual rate of interest. Purchase price discounts or premiums are an adjustment to the basis of the loan and are deferred until the related loan is sold. The Company does not apply reserves to these loans as they are recognized at the lower of cost or fair value.

Securitizations

     The Company may periodically enter into transactions in which it sells financial assets, such as RMBS, CMBS, residential mortgage loans and other assets or it may securitize mortgage loans it holds if such financing is available. These transactions will be accounted for as either a sale, and the assets will be removed from the Company’s balance sheet, or as a financing, and will be classified as securitized assets on the Company’s balance sheet, depending upon the structure of the securitization transaction. The accounting guidance is complex and may require the Company to exercise significant judgment in determining whether a transaction should be recorded as a sale or a financing.

     To the extent such transfers qualify as sales to non-consolidated entities, gains and losses on such transactions will be recognized based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale to a non-consolidated entity—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control—an entity recognizes the financial and servicing assets it acquired or retained and the liabilities it has incurred, derecognizes financial assets it has sold, and derecognizes liabilities when extinguished. The Company will determine the gain or loss by allocating the carrying value between securities or loans sold and the interests retained based on their fair values. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the securities or loans sold.

     Upon a transfer of financial assets, the Company will sometimes retain or acquire senior or subordinated interests in securitization entities created in connection with the sale. Such securitization entities will be evaluated to determine whether they should be consolidated. Generally, a securitization entity will be consolidated by the party that has the power to direct matters that most significantly impact the activities of the entity and has an obligation to absorb losses or a right to receive benefits of the entity that could potentially be significant to the entity. This overall consolidation assessment includes a review of, among other factors, which interests create or absorb variability, contractual terms, key decision making powers, their impact on the vehicle’s economic performance, and related party relationships both at inception and on an ongoing basis.

Income Taxes

     The Company has elected to be taxed as a REIT under the Internal Revenue Code commencing with its taxable year ended December 31, 2011. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. GAAP). As a REIT, the Company will not be subject to federal income tax on its taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders.

Accounting Standards Applicable To Emerging Growth Companies

     The JOBS Act contains provisions that relax certain requirements for “emerging growth companies,” which includes the Company. The Company is an “emerging growth company” as defined in the JOBS Act and may remain an emerging growth company for up to five full fiscal years. Unlike other public companies, for as long as the Company is an emerging growth company, the Company will not be required to (i) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (ii) provide an auditor’s attestation report on management’s assessment of the effectiveness of its system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (iii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise. The Company has irrevocably opted-out of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As a result, the Company will comply with new or revised accounting standards on the same time frames as other public companies that are not “emerging growth companies.”

Recent Accounting Pronouncements

     In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”) which requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendment requires disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods and is to be applied retrospectively for all comparative periods presented. The Company does not believe the adoption of ASU 2011-11 will have a material impact on its consolidated financial statements.

Liquidity and Capital Resources

     Liquidity is a measure of the Company’s ability to turn non-cash assets into cash and to meet potential cash requirements. The Company uses significant cash to purchase securities, pay dividends, repay principal and interest on its borrowings, fund its operations and meet other general business needs. The Company’s primary sources of liquidity are its existing cash balances, borrowings under its repurchase agreements, the net proceeds of offerings of equity and debt securities and net cash provided by operating activities, private funding sources, including other borrowings structured as repurchase agreements, securitizations, term financings and derivative contracts, and future issuances of common equity, preferred equity, convertible securities, trust preferred and/or debt securities. The Company does not currently have any committed borrowing capacity, other than pursuant to the repurchase agreements discussed below.

     The borrowings the Company used to fund the purchase of its portfolio totaled approximately $116.1 million as of December 31, 2012 under master repurchase agreements with three counterparties. The Company is also in discussions with other financial institutions to provide it with additional borrowing capacity under various agreements including repurchase agreements and other types of financing arrangements.

     As of December 31, 2012, the Company had a total of $133.5 million in fair market value of RMBS pledged against its repurchase agreement borrowings.

     Under repurchase agreements, the Company may be required to pledge additional assets to its repurchase agreement counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. Generally, the Company’s repurchase agreements contain a LIBOR-based financing rate, term and haircuts depending on the types of collateral and the counterparties involved. Further, as of December 31, 2012, the range of haircut provisions associated with the Company’s repurchase agreements was between 3% and 5% for Agency RMBS and between 20% and 40% for non-Agency RMBS.

     If the estimated fair value of the investment securities increases due to changes in market interest rates or market factors, lenders may release collateral back to the Company. Specifically, margin calls may result from a decline in the value of the investments securing the Company’s repurchase agreements, prepayments on the mortgages securing such investments and from changes in the estimated fair value of such investments generally due to principal reduction of such investments from scheduled amortization and resulting from changes in market interest rates and other market factors. Counterparties also may choose to increase haircuts based on credit evaluations of the Company and/or the performance of the bonds in question. The recent disruptions in the financial and credit markets have resulted in increased volatility in these levels, and this volatility could persist as market conditions continue to change rapidly. Should prepayment speeds on the mortgages underlying the Company’s investments or market interest rates suddenly increase, margin calls on the Company’s repurchase agreements could result, causing an adverse change in its liquidity position. To date, the Company has satisfied all of its margin calls and has never sold assets in response to any margin call under its repurchase agreement borrowings.

     The Company’s borrowings under repurchase agreements are renewable at the discretion of its lenders and, as such, the Company’s ability to roll-over such borrowings is not guaranteed. The terms of the repurchase transaction borrowings under the Company’s repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association (“SIFMA”), as to repayment, margin requirements and the segregation of all securities the Company has initially sold under the repurchase transaction. In addition, each lender typically requires that the Company include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts and purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction, and cross default and setoff provisions.

     The Company maintains cash, unpledged Agency RMBS and non-Agency RMBS (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by the Company’s counterparties (collectively, the “Cushion”) to meet routine margin calls and protect against unforeseen reductions in the Company’s borrowing capabilities. The Company’s ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair market value of its securities, its cash position and margin requirements. The Company’s cash position fluctuates based on the timing of its operating, investing and financing activities and is managed based on the Company’s anticipated cash needs. As of December 31, 2012, the Company had a Cushion of $34.8 million.

     As of December 31, 2012, the Company had a total of $3.8 million of restricted cash pledged against its swaps and repurchase agreements. As described elsewhere in this annual report on Form 10-K, the Company repurchased 265,245 shares of its common stock from one of its institutional stockholders in January 2013 at a purchase price per share equal to its book value per share as of December 31, 2012, which reduced the Company’s year-end liquidity by a total of approximately $5.8 million.

     The Company believes these identified sources of liquidity will be adequate for purposes of meeting its short-term (within one year) liquidity and long-term liquidity needs. However, the Company’s ability to meet its long-term liquidity and capital resource requirements may require additional financing. The Company’s short-term and long-term liquidity needs include funding future investments, operating costs and distributions to its stockholders and OP unit holders.

     To qualify as a REIT, the Company must distribute annually at least 90% of its net taxable income excluding net capital gains. These distribution requirements limit the Company’s ability to retain earnings and thereby replenish or increase capital for operations.

Cash Generated from Operating Activities

     The Company’s operating activities provided net cash of $2.6 million for the year ended December 31, 2012. The cash provided by operating activities is primarily a result of income earned on the Company’s assets, offset by interest cost of $1.8 million which is primarily due to dividends paid on 515,035 shares of common stock, which were reported as a common stock repurchase liability at December 31, 2012.

     The Company’s operating activities provided net cash of $1.7 million for the period from July 29, 2011 (the date of the Company’s inception) to December 31, 2011. The cash provided by operating activities is primarily a result of income earned on the Company’s assets.

Cash Used in Investing Activities

     The Company’s investing activities used net cash of $8.9 million for the year ended December 31, 2012. During the year ended December 31, 2012, the Company utilized cash to purchase $104.3 million in RMBS and increased restricted cash by $2.1 million in connection with swap agreements, which was offset by proceeds from the sale of real estate securities of $74.2 million and principal repayments on real estate securities of $23.3 million.

     The Company’s investing activities used net cash of $96.0 million for the period from July 29, 2011 (the date of the Company’s inception) to December 31, 2011. During the period from July 29, 2011 (the date of the Company’s inception) to December 31, 2011, the Company utilized cash to purchase $107.2 million in RMBS, and $1.7 million became restricted cash in connection with swap agreements, which was offset by proceeds from the sale of real estate securities of $7.2 million and principal repayments of $5.7 million.

Cash Generated from Financing Activities

     The Company’s financing activities provided cash of $19.0 million for the year ended December 31, 2012, which was a result of net proceeds from the issuance of common stock, OP units and preferred stock of $25.3 million and borrowings from repurchase agreements of $79.1 million, offset by repayments of repurchase agreements of $60.6 million, repurchases of common stock of $14.2 million and dividend payments of $10.6 million paid to the holders of common stock, OP units and preferred stock.

     The Company’s financing activities provided cash of $100.6 million from the period from July 29, 2011 (the date of the Company’s inception) to December 31, 2011, which was the result of borrowings from repurchase agreements of $108.0 million and cash received pursuant to the Company’s formation transactions of $3.0 million offset by repayments of repurchase agreements of $10.4 million.

Contractual Obligations

     The Company has entered into an Investment Advisory Agreement with the Advisor. The Advisor is entitled to receive a quarterly advisory fee and the reimbursement of certain expenses; however, those obligations do not have fixed and determinable payments. Additionally, as discussed above under “—Liquidity and Capital Resources,” the borrowings the Company used to fund the purchase of its portfolio totaled approximately $116.1 million as of December 31, 2012 under master repurchase agreements with three counterparties. The Company is also in discussions with other financial institutions to provide it with additional borrowing capacity under various agreements including repurchase agreements and other types of financing arrangements. These borrowings were all due within one year. For more information relating to the Company’s borrowings, see Item 1, “Business—Financing Strategy,” of this annual report on Form 10-K.

     On January 24, 2013, the Company repurchased 265,245 shares of its common stock from one of its institutional stockholders. The Company paid to such stockholder approximately $5.1 million, which represented 90% of the repurchase amount based on the estimated book value per share as of December 31, 2012. The remaining 10% of the repurchase price will be paid following the completion of the Company’s December 31, 2012 year-end audit. These amounts reduced the Company’s year-end liquidity by a total of approximately $5.8 million.

Off-Balance Sheet Arrangements

     As of the date of this annual report on Form 10-K, the Company had no off-balance sheet arrangements.

Inflation

     Virtually all of the Company’s assets and liabilities are and will be interest rate sensitive in nature. As a result, interest rates and other factors influence the Company’s performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. The Company’s financial statements are prepared in accordance with U.S. GAAP and the Company’s activities and balance sheet shall be measured with reference to historical cost and/or fair market value without considering inflation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The primary components of the Company’s market risk are related to interest rate risk, prepayment risk, credit risk and fair market value risk. While the Company does not seek to avoid risk completely, the Company believes that risk can be quantified from historical experience and the Company will seek to actively manage that risk, to earn sufficient compensation to justify taking risk and to maintain capital levels consistent with the risks the Company undertakes.

Interest Rate Risk

     Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control.

     The Company is subject to interest rate risk in connection with any floating or inverse floating rate investments and its repurchase agreements. The Company’s repurchase agreements may be of limited duration and are periodically refinanced at current market rates. The Company intends to manage this risk using interest rate derivative contracts. These instruments are intended to serve as a hedge against future interest rate increases on the Company’s borrowings.

     The Company primarily assesses its interest rate risk by estimating and managing the duration of its assets relative to the duration of its liabilities. Duration measures the change in the fair market value of an asset based on a change in an interest rate. The Company generally calculates duration using various financial models and empirical data. Different models and methodologies can produce different duration numbers for the same securities.

     The borrowings the Company used to fund the purchase of its portfolio totaled approximately $116.1 million as of December 31, 2012 under master repurchase agreements with three counterparties. The Company is also in discussions with other financial institutions to provide it with additional borrowing capacity under various agreements including repurchase agreements and other types of financing arrangements. At December 31, 2012, the Company also had interest rate swaps with an outstanding notional amount of $32.6 million, resulting in variable rate debt of $83.5 million. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $83.5 million in variable rate debt by $0.1 million. Such hypothetical impact of interest rates on the Company’s variable rate debt does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, the Company may take actions to further mitigate its exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.

Net Interest Income

     The Company’s operating results will depend in large part on differences between the income from its investments and its borrowing costs. Most of the Company’s repurchase agreements provide financing based on a floating rate of interest calculated on a fixed spread over LIBOR. During periods of rising interest rates, the borrowing costs associated with the Company’s investments tend to increase while the income earned on the Company’s fixed interest rate investments may remain substantially unchanged. This will result in a narrowing of the net interest spread between the related assets and borrowings and may result in losses.

     Hedging techniques are partly based on assumed levels of prepayments of the Company’s RMBS. If prepayments are slower or faster than assumed the effectiveness of any hedging strategies the Company uses will be reduced and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are complex and may produce volatile returns. For more information, see Item 1, “Business—Financing Strategy,” of this annual report on Form 10-K.

Fair Value

     Changes in interest rates may also have an impact on the fair market value of the assets the Company acquires.

Prepayment Risk

     As the Company receives prepayments of principal on its investments, premiums paid on such investments will be amortized against interest income. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the investments. Conversely, discounts on such investments are accreted into interest income. In general, an increase in prepayment rates will accelerate the accretion of purchase discounts, thereby increasing the interest income earned on the investments.

Credit Risk

     The Company is subject to credit risk in connection with its investments. Although the Company does not expect to encounter credit risk in its Agency RMBS, the Company does expect to encounter credit risk related to its non-Agency RMBS and other target assets it may acquire in the future. The Company anticipates that a portion of its assets will be comprised of residential mortgage loans that are unrated. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. The Company believes that residual loan credit quality is primarily determined by the borrowers’ credit profiles and loan characteristics.

Extension Risk

     If prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on the Company’s results from operations, as borrowing costs would no longer be fixed after the end of the hedging instrument, while the income earned on the hybrid adjustable-rate assets would remain fixed. This situation may also cause the fair market value of the Company’s hybrid adjustable-rate assets to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, the Company may be forced to sell assets to maintain adequate liquidity, which could cause it to incur losses.

Fair Market Value Risk

     The Company intends to elect the fair value option of accounting on most of its securities investments and account for them at their estimated fair value with unrealized gains and losses included in earnings pursuant to accounting guidance. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase.

Item 8. Financial Statements and Supplementary Data.

Page(s)
Report of Independent Registered Public Accounting Firm	72

Consolidated Financial Statements

Consolidated Balance Sheets December 31, 2012 and 2011	73

Consolidated Statements of Operations For the Year Ended December 31, 2012 and for the Period From July 29, 2011 (Inception) to December 31, 2011	74

Consolidated Statements of Stockholders’ Equity For the Period From July 29, 2011 (Inception) to December 31, 2011 and for the Year Ended December 31, 2012	75

Consolidated Statements of Cash Flows For the Year ended December 31, 2012 and for the Period From July 29, 2011 (Inception) to December 31, 2011	76

Notes to Consolidated Financial Statements	77

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
ZAIS Financial Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of ZAIS Financial Corp. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2012 and for the period from July 29, 2011 (inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, NY
March 28, 2013

ZAIS Financial Corp. and Subsidiaries
Consolidated Balance Sheets
December 31, 2012 and 2011

(Expressed in United States Dollars)
	December 31, 2012	December 31, 2011
Assets
Cash	$19,061,110	$6,326,724
Restricted cash	3,768,151	1,715,211
Real estate securities, at fair value - $133,538,998 and $115,589,036 pledged as collateral, respectively	170,671,683	145,971,111
Receivable for real estate securities sold	6,801,398	-
Other assets	1,345,665	92,148
Total assets	$201,648,007	$154,105,194

Liabilities
Repurchase agreements	$116,080,467	$97,597,010
Common stock repurchase liability (515,035 common shares)	11,190,687	-
Payable for real estate securities purchased	6,195,767	-
Accounts payable and other liabilities	1,820,581	871,060
Derivative instruments	1,144,744	254,302
Accrued interest payable	74,966	64,948
Total liabilities	136,507,212	98,787,320

Commitments and contingencies (Note 11)

Stockholders’ equity
12.5% Series A cumulative non-voting preferred stock, $0.0001 par value; 50,000,000
shares authorized; 133 shares and zero shares issued and outstanding, respectively	-	-
Common stock $0.0001 par value; 500,000,000 shares authorized;
2,586,131 shares issued and 2,071,096 shares outstanding, and
3,022,617 shares issued and 3,022,617 shares outstanding, respectively	207	302
Additional paid-in capital	39,759,770	60,452,038
Retained earnings / (accumulated deficit)	5,281,941	(5,134,466)
Total ZAIS Financial Corp. stockholders' equity	45,041,918	55,317,874
Non-controlling interests in operating partnership	20,098,877	-
Total stockholders' equity	65,140,795	55,317,874
Total liabilities and stockholders' equity	$201,648,007	$154,105,194

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Operations
For the Year Ended December 31, 2012 and for the Period From July 29, 2011 (Inception) to December 31, 2011

(Expressed in United States Dollars)		Period from
	Year Ended	July 29, 2011 (Inception)
	December 31, 2012	to December 31, 2011
Interest income
Real estate securities	$9,398,319	$3,617,753
Total interest income	9,398,319	3,617,753

Interest expense
Repurchase agreements	1,387,451	295,433
Total interest expense	1,387,451	295,433
Net interest income	8,010,868	3,322,320

Other gain / (loss)
Change in unrealized gain/(loss) on real estate securities	17,793,339	(5,960,301)
Realized loss on real estate securities	(186,487)	(1,481,921)
Loss on derivative instruments	(1,171,219)	(235,599)
Total other gain/(loss)	16,435,633	(7,677,821)

Expenses
Professional fees	1,247,370	363,969
Advisory fee - related party	877,825	361,890
General and administrative expenses	228,359	53,106
Interest on common stock repurchase liability	1,827,350	-
Total expenses	4,180,904	778,965
Net income/(loss)	20,265,597	(5,134,466)
Net income allocated to non-controlling interests	362,324	-
Preferred dividends	15,424	-
Net income/(loss) attributable to ZAIS Financial Corp.
common stockholders and common stock repurchase liability	19,887,849	(5,134,466)
Income allocated to common stock repurchase liability	454,047	-
Net income/(loss) attributable to ZAIS Financial Corp.
common stockholders	$19,433,802	$(5,134,466)
Net income/(loss) per share applicable to common
stockholders - basic and diluted	$7.13	$(1.70)
Weighted average number of shares of common stock:
Basic	2,724,252	3,022,617
Diluted	2,773,845	3,022,617

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Period From July 29, 2011 (Inception) to December 31, 2011 and for the Year Ended December 31, 2012

(Expressed in United States Dollars)	Preferred Stock		Common Stock			(Accumulated	Total	Non-controlling
	Shares of	Preferred	Shares of	Common	Additional	Deficit) /	ZAIS Financial Corp.	Interests
	Preferred	Stock	Common	Stock	Paid-in	Retained	Stockholders'	in Operating	Total
	Stock	at Par	Stock	at Par	Capital	Earnings	Equity	Partnership	Equity
Balance at July 29, 2011 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Exchange offer contribution	-	-	3,022,617	302	60,452,038	-	60,452,340	-	60,452,340
Net loss applicable to common stockholders	-	-	-	-	-	(5,134,466)	(5,134,466)	-	(5,134,466)
Balance at December 31, 2011	-	-	3,022,617	302	60,452,038	(5,134,466)	55,317,874	-	55,317,874

Net proceeds from offering of preferred stock	133	-	-	-	115,499	-	115,499	-	115,499
Net proceeds from offering of OP units	-	-	-	-	-	-	-	20,393,704	20,393,704
Net proceeds from offering of common stock	-	-	232,039	24	4,757,446	-	4,757,470	-	4,757,470
Dividends on OP units	-	-	-	-	-	-	-	(1,117,280)	(1,117,280)
Dividends on common stock	-	-	-	-	-	(9,471,442)	(9,471,442)	-	(9,471,442)
Repurchase of common shares	-	-	(668,525)	(67)	(14,181,192)	-	(14,181,259)	-	(14,181,259)
Common stock repurchase liability	-	-	(515,035)	(52)	(10,923,892)	-	(10,923,944)	-	(10,923,944)
Rebalancing of ownership percentage between the Company and operating partnership	-	-	-	-	(460,129)	-	(460,129)	460,129	-
Net income	-	-	-	-	-	19,887,849	19,887,849	362,324	20,250,173
Balance at December 31, 2012	133	$-	2,071,096	$207	$39,759,770	$5,281,941	$45,041,918	$20,098,877	$65,140,795

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
For the Year ended December 31, 2012 and for the Period From July 29, 2011 (Inception) to December 31, 2011

(Expressed in United States Dollars)		Period from
	Year Ended	July 29, 2011 (Inception)
	December 31, 2012	December 31, 2011
Cash flows from operating activities
Net income/(loss)	$20,265,597	$(5,134,466)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Net (accretion)/amortization of (discounts)/premiums related to real estate securities	(893,792)	(1,688,467)
Change in unrealized (gain)/loss on real estate securities	(17,793,339)	5,960,301
Realized loss on real estate securities	186,487	1,481,921
Change in unrealized loss on derivative instruments	890,442	254,302
Changes in operating assets and liabilities
Increase in other assets	(1,253,517)	(92,148)
Increase in accounts payable, other liabilities and interest on common stock repurchase liability	1,216,264	871,060
Increase in accrued interest payable	10,018	64,948
Net cash provided by operating activities	2,628,160	1,717,451

Cash flows from investing activities
Acquisitions of real estate securities	(104,299,838)	(107,245,213)
Proceeds from principal repayments on real estate securities	23,277,965	5,720,282
Proceeds from sale of real estate securities	74,216,314	7,216,183
Restricted cash used in investment activities	(2,052,940)	(1,715,211)
Net cash used in investing activities	(8,858,499)	(96,023,959)

Cash flows from financing activities
Proceeds from issuance of common stock upon exchange offer	-	3,036,222
Proceeds from issuance of common stock, net	4,757,470	-
Proceeds from issuance of OP units, net	20,393,704	-
Proceeds from issuance of preferred stock, net	115,499	-
Repurchase of common stock	(14,181,259)	-
Borrowings from repurchase agreements	79,129,751	108,041,100
Repayments of repurchase agreements	(60,646,294)	(10,444,090)
Payment of preferred dividends	(15,424)	-
Dividends on common stock and OP units	(10,588,722)	-
Net cash provided by financing activities	18,964,725	100,633,232
Net increase in cash	12,734,386	6,326,724

Cash
Beginning of period	6,326,724	-
End of period	$19,061,110	$6,326,724

Supplemental disclosure of cash flow information
Interest paid on repurchase agreements	$1,377,433	$224,475
Taxes paid	$-	$-

Supplemental disclosure of noncash investing
and financing activities
Exchange offer contribution - debt securities	$-	$57,416,118

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Formation and Organization

ZAIS Financial Corp. (the “Company”) was incorporated in Maryland on May 24, 2011, and has elected to be taxed and to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2011. The Company was initially capitalized and commenced operations on July 29, 2011, when it completed an exchange of a mutually agreed upon portion of the shareholders’ and limited partners’ interests in the ZAIS Matrix VI-A Ltd. and ZAIS Matrix VI-B L.P. funds (the “Matrix Funds”) managed by ZAIS Group, LLC (“ZAIS”), which included cash of $3,036,222 and real estate securities having a fair market value of $57,416,118, for 3,022,617 shares of the Company’s common stock or operating partnership units (“OP units”), pursuant to an exchange offer statement dated May 25, 2011 and the related contribution agreements executed on July 29, 2011. All OP units were converted into shares of common stock upon issuance.

The Company currently primarily invests in, finances and manages residential mortgage-backed securities (“RMBS”), including RMBS that are not issued or guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association, or the Federal Home Loan Mortgage Corporation, or an agency of the U.S. Government, such as the Government National Mortgage Association (“non-Agency RMBS”), as well as RMBS that are issued or guaranteed by a federally chartered corporation or a U.S. Government agency (“Agency RMBS”). The Company’s strategy will also emphasize the purchase of performing and re-performing residential whole loans. The Company will also have the discretion to invest in other real estate-related and financial assets, including mortgage servicing rights, interest only strips created from RMBS, commercial mortgage-backed securities and asset-backed securities. The Company is externally managed by ZAIS REIT Management, LLC (the “Advisor”), a subsidiary of ZAIS, and has no employees. Substantially all of the Company’s business is conducted through ZAIS Financial Partners, L.P., the Company’s consolidated operating partnership (the “OP”). The Company is the sole general partner of the OP.

The Company’s charter authorizes the issuance of up to 500,000,000 shares of common stock with a par value of $0.0001 per share, and 50,000,000 shares of preferred stock, with a par value of $0.0001 per share. The Company’s board of directors is authorized to amend its charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

2.	Summary of Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission.

The Company currently operates as one business segment.

Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may ultimately differ from those estimates.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the OP, and six wholly owned subsidiaries of the OP. The Company holds all voting interests in the OP and the OP holds all voting interests in the six subsidiaries. The Company formed one new subsidiary during the year ended December 31, 2012. The Company conducts its business through the OP. All significant intercompany balances have been eliminated in consolidation.

ZAIS Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Variable Interest Entities
A variable interest entity (“VIE”) is an entity that lacks one or more of the characteristics of a voting interest entity. The Company evaluates each of its investments to determine if each is a VIE based on: (1) the sufficiency of the entity’s equity investment at risk to finance its activities without additional subordinated financial support provided by any parties, including the equity holders; (2) whether as a group the holders of the equity investment at risk have (a) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impacts the entity’s economic performance, (b) the obligation to absorb the expected losses of the legal entity and (c) the right to receive the expected residual returns of the legal entity; and (3) whether the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of their equity, or both, and whether substantially all of the entity’s activities involve or are conducted on behalf of an investor that has disproportionately fewer voting rights. An investment that lacks one or more of the above three characteristics is considered to be a VIE. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

A VIE is subject to consolidation if the equity investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns. VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This determination can sometimes involve complex and subjective analyses.

The Company has evaluated its real estate securities investments to determine if each represents a variable interest in a VIE. The Company monitors these investments and analyzes them for potential consolidation. The Company’s real estate securities investments represent variable interests in VIEs. At December 31, 2012 and 2011, no VIEs required consolidation. At December 31, 2012 and 2011, the maximum exposure of the Company to VIEs is limited to the fair value of its investments in real estate securities as disclosed in the consolidated balance sheets.

Cash and Cash Equivalents
The Company considers highly liquid short-term interest bearing instruments with original maturities of three months or less and other instruments readily convertible into cash to be cash and cash equivalents. The Company’s deposits with financial institutions may exceed federally insurable limits of $250,000 per institution. The Company mitigates this risk by depositing funds with major financial institutions. At December 31, 2012, the Company’s cash was held with one custodian.

Restricted Cash
Restricted cash represents the Company’s cash held by counterparties as collateral against the Company’s derivatives and/or repurchase agreements. Cash held by counterparties as collateral is not available to the Company for general corporate purposes, but may be applied against amounts due to derivative or repurchase agreement counterparties or returned to the Company when the collateral requirements are exceeded or, at the maturity of the derivatives or repurchase agreements.

Real Estate Securities—Fair Value Election
U.S. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. The Company has elected the fair value option for each of its real estate securities at the date of purchase, including those contributed in connection with the initial exchange offer contribution. The fair value option election permits the Company to measure these securities at estimated fair value with the change in estimated fair value included as changes in unrealized gain/loss on real estate securities in the Company’s consolidated statements of operations. The Company believes that the election of the fair value option for its real estate securities portfolio more appropriately reflects the results of the Company’s operations.

ZAIS Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Determination of Fair Value and Market Value Measurement
The “Fair Value Measurements and Disclosures” Topic of the FASB ASC defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under U.S. GAAP. Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date.

Fair value under U.S. GAAP represents an exit price in the normal course of business, not a forced liquidation price. If the Company was forced to sell assets in a short period to meet liquidity needs, the prices it receives could be substantially less than their recorded fair values. Furthermore, the analysis of whether it is more likely than not that the Company will be required to sell securities in an unrealized loss position prior to an expected recovery in fair value (if any), the amount of such expected required sales, and the projected identification of which securities would be sold is also subject to significant judgment.

Any proposed changes to the valuation methodology will be reviewed by the Advisor to ensure changes are consistent with the applicable accounting guidance and approved as appropriate. The fair value methodology may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company anticipates that the Advisor’s valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions by other market participants, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The Company categorizes its financial instruments in accordance with U.S. GAAP, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1	Quoted prices for identical assets or liabilities in an active market.

Level 2	Financial assets and liabilities whose values are based on the following:

  Quoted prices for similar assets or liabilities in active markets.

  Quoted prices for identical or similar assets or liabilities in nonactive markets.

  Pricing models whose inputs are observable for substantially the full term of the asset or liability.

  Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement.

ZAIS Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The Company may use valuation techniques consistent with the market and income approaches to measure the fair value of its assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future projected cash flows to a single discounted present value amount. When applying either approach, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires significant judgment and considers factors specific to the investment. The Company utilizes proprietary modeling analysis to support the independent third party broker quotes selected to determine the fair value of investments and derivative instruments.

The following is a description of the valuation techniques used to measure fair value and the general classification of these instruments pursuant to the fair value hierarchy.

Real Estate Securities
The fair value of the Company’s real estate securities considers the underlying characteristics of each security including coupon, maturity date and collateral. The Company estimates the fair value of its Agency RMBS and non-Agency RMBS based upon a combination of observable prices in active markets, multiple indicative quotes from brokers, and executable bids. In evaluating broker quotes the Company also considers additional observable market data points including recent observed trading activity for identical and similar securities, back-testing, broker challenges and other interactions with market participants, as well as yield levels generated by model-based valuation techniques. In the absence of observable quotes, the Company utilizes model-based valuation techniques that may contain unobservable valuation inputs.

When available, the fair value of real estate securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from either broker quotes, observed traded levels or model-based valuation techniques using observable inputs such as benchmark yields or issuer spreads.

The Company’s Agency RMBS are valued using the market data described above, which includes inputs determined to be observable or whose significant fair value drivers are observable. Accordingly, Agency RMBS securities are classified as Level 2 in the fair value hierarchy.

While the Company’s non-Agency RMBS are valued using the same process with similar inputs as the Agency RMBS, a significant amount of inputs are unobservable due to relativity low levels of market activity. The fair value of these securities is typically based on broker quotes or the Company’s model-based valuation. Accordingly, the Company’s non-Agency RMBS are classified as Level 3 in the fair value hierarchy. Model-based valuation consists primarily of discounted cash flow and yield analyses. Significant model inputs and assumptions include constant voluntary prepayment rates, constant default rates, delinquency rates, loss severity, market-implied discount rates, default rates, expected loss severity, weighted average life, collateral composition, borrower characteristics and prepayment rates, and may also include general economic conditions, including home price index forecasts, servicing data and other relevant information. Where possible, collateral-related assumptions are determined on an individual loan level basis.

Derivative Instruments
Derivative instruments are valued using counterparty valuations. These valuations are generally based on models with market observable inputs such as interest rates and contractual cash flows, and as such, are classified as Level 2 of the fair value hierarchy. The Company reviews these valuations, including consideration of counterparty risk and collateral provisions. The Company’s swap contracts are governed by International Swap and Derivative Association trading agreements, which are separately negotiated agreements with dealer counterparties. As of December 31, 2012 and 2011, no credit valuation adjustment was made in determining the fair value of derivatives.

ZAIS Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Interest Income Recognition and Impairment
Interest income on Agency RMBS is accrued based on the outstanding principal balance and their contractual terms. Premiums and discounts associated with Agency RMBS at the time of purchase are amortized into interest income over the life of such securities using the effective yield method and adjusted for actual prepayments in accordance with ASC 310-20 “Nonrefundable Fees and Other Costs” or ASC 325-40 “Beneficial Interests in Securitized Financial Assets,” as applicable. Total interest income is recorded as Interest income-real estate securities in the consolidated statements of operations.

Interest income on the non-Agency RMBS that were purchased at a discount to par value and/or were rated below AA at the time of purchase is recognized based on the effective yield method in accordance with ASC 325-40 “Beneficial Interests in Securitized Financial Assets”. The effective yield on these securities is based on the projected cash flows from each security, which are estimated based on the Company’s observation of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore, actual maturities of the securities are generally shorter than stated contractual maturities.

Based on the projected cash flows from the Company’s non-Agency RMBS purchased at a discount to par value, a portion of the purchase discount may be designated as credit protection against future credit losses and, therefore, not accreted into interest income. The amount designated as credit discount is determined and may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit discount is more favorable than forecasted, a portion of the amount designated as credit discount may be accreted into interest income prospectively.

Real estate securities are periodically evaluated for other-than-temporary impairment (“OTTI”). A security where the fair value is less than amortized cost is considered impaired. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a security has been deemed to be other-than-temporarily impaired, the amount of OTTI is bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statement of operations as a realized loss. The remaining OTTI related to the valuation adjustment is recognized as a component of change in unrealized gain/loss in the consolidated statement of operations. The Company recognized $32,068 in OTTI for the year ended December 31, 2012 and $208,160 in OTTI for the period from July 29, 2011 (Inception) to December 31, 2011. Realized gains and losses on sale of real estate securities are determined using the specific identification method. Real estate securities transactions are recorded on the trade date.

Expense Recognition
Expenses are recognized when incurred. Expenses include, but are not limited to, professional fees for legal, accounting and consulting services, and general and administrative expenses such as insurance, custodial and miscellaneous fees.

Offering Costs
Offering costs are accounted for as a reduction of additional paid-in capital. Offering costs in connection with the Company’s initial public offering (“IPO”) will be paid out of the proceeds of the IPO. Costs incurred to organize the Company are expensed as incurred. The Company’s obligation to pay for organization and offering expenses directly related to the IPO is capped at $1,200,000 and the Advisor will pay for such expenses incurred above the cap. At December 31, 2012, there are $1,200,000 of deferred offering costs and an additional $26,724 of related party receivables included within Other assets in the Company’s consolidated balance sheet. Please see note 13 regarding subsequent events for details of the Company’s IPO.

ZAIS Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Repurchase Agreements
The Company finances a portion of its investment portfolio through the use of repurchase agreements entered into under Master Repurchase Agreements with several financial institutions. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Repurchase agreements are recorded on trade date at the contract amount.

The Company pledges cash and certain of its securities as collateral under these repurchase agreements. The amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, the lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of December 31, 2012 and 2011, the Company has met all margin call requirements.

Derivatives and Hedging Activities
The Company accounts for its derivative financial instruments in accordance with derivative accounting guidance, which requires an entity to recognize all derivatives as either assets or liabilities in the balance sheets and to measure those instruments at fair value. The Company has not designated any of its derivative contracts as hedging instruments for accounting purposes. As a result, changes in the fair value of derivatives are recorded through current period earnings.

The Company’s derivative contracts contain legally enforceable provisions that allow for netting or setting off of all individual swap receivables and payables with the counterparty and, therefore, the fair value of those swap contracts are netted. The credit support annex provisions of the Company’s interest rate swap contracts allow the parties to mitigate their credit risk by requiring the party which is out of the money to post collateral. At December 31, 2012 and 2011, all collateral provided under these contracts consisted of cash collateral.

Counterparty Risk and Concentration
Counterparty risk is the risk that counterparties may fail to fulfill their obligations or that pledged collateral value becomes inadequate. The Company attempts to manage its exposure to counterparty risk through diversification, use of financial instruments, and monitoring the creditworthiness of counterparties.

As explained in the note above, while the Company engages in repurchase financing activities with several different financial institutions, it maintains its custody account with one custodian. There is no guarantee that this custodian will not become insolvent. While there are certain regulations that seek to protect customer property in the event of a failure, insolvency or liquidation of a broker-dealer, there is no certainty that the Company would not incur losses due to its assets being unavailable for a period of time in the event of a failure of a broker-dealer that has custody of the Company’s assets. Although management monitors its custodian, such losses could be significant and could materially impair the ability of the Company to achieve its investment objective.

Net Income (Loss) Per Share
The Company's basic earnings per share ("EPS") is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding OP units were converted to common stock, where such exercise or conversion would result in a lower EPS. The dilutive effect of partnership interests is computed assuming all units are converted to common stock.

ZAIS Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Income Taxes
The Company has elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2011. The Company intends to be organized and operate in a manner that qualifies the Company to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. GAAP). As a REIT, the Company will not be subject to federal income tax on its taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

The Company evaluates uncertain income tax positions when applicable. Based upon its analysis of income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of December 31, 2012 and 2011.

Repurchase Liability
The Company reflects agreements to repurchase shares of common stock as liabilities when these agreements require or may require the Company to settle the obligation by transferring assets. Pursuant to stock repurchase agreements, the Company was obligated to repurchase 668,525 shares in October 2012 and 515,035 shares in January 2013. The Company repurchased and cancelled 668,525 of its shares of common stock in October 2012 at the per share book value as of July 31, 2012 for $14,181,259. The 515,035 shares to be repurchased in January 2013 were valued at $11,190,687 as of December 31, 2012.

During the fourth quarter 2012, approximately $1.6 million of dividends paid and approximately $0.2 million of increase in the value of the common stock repurchase liability for the 515,035 shares to be repurchased in January 2013 was recognized as interest on common stock repurchase liability in the consolidated statement of operations.

Recent Accounting Pronouncements
In December 2011, FASB issued ASU No. 2011-11: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”) which requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendment requires disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods and is to be applied retrospectively for all comparative periods presented. The Company does not believe the adoption of ASU 2011-11 will have a material impact on its consolidated financial statements.

3.	Fair Value

Fair Value Measurement
Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ZAIS Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The following table sets forth the Company’s financial instruments that were accounted for at fair value on a recurring basis as of December 31, 2012, by level within the fair value hierarchy:

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Real estate securities
Agency RMBS
30-year adjustable rate mortgage	$-	$3,240,330	$-	$3,240,330
30-year fixed rate mortgage	-	66,519,702	-	66,519,702
Non-Agency RMBS	-	-	100,911,651	100,911,651
Total	$-	$69,760,032	$100,911,651	$170,671,683

Liabilities
Derivative instruments	$-	$1,144,744	$-	$1,144,744
Total	$-	$1,144,744	$-	$1,144,744

The following table sets forth the Company’s financial instruments that were accounted for at fair value on a recurring basis as of December 31, 2011, by level within the fair value hierarchy:

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Real estate securities
Agency RMBS
30-year adjustable rate mortgage	$-	$13,475,942	$-	$13,475,942
30-year fixed rate mortgage	-	56,022,077	-	56,022,077
Non-Agency RMBS	-	-	76,473,092	76,473,092
Total	$-	$69,498,019	$76,473,092	$145,971,111

Liabilities
Derivative instruments	$-	$254,302	$-	$254,302
Total	$-	$254,302	$-	$254,302

The following table presents additional information about the Company’s real estate securities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

ZAIS Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31, 2012	December 31, 2011
Beginning balance	$76,473,092	$-
Total net transfers into/out of Level 3	-	-
Exchange offer contribution - debt securities	-	57,416,118
Acquisitions of real estate securities	68,617,460	36,887,261
Proceeds from sale of real estate securities	(43,379,205)	(7,216,183)
Net accretion of discounts related to real estate securities	1,337,369	1,682,296
Proceeds from principal repayments on real estate securities	(16,938,626)	(4,608,855)
Total losses (realized / unrealized)
included in earnings	(2,579,401)	(8,036,628)
Total gains (realized / unrealized)
included in earnings	17,380,962	349,083
Ending balance	$100,911,651	$76,473,092
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the reporting date	$10,764,268	$(6,205,624)

There were no financial assets or liabilities that were accounted for at fair value on a nonrecurring basis at December 31, 2012 and 2011. There were no transfers into or out of Level 1, Level 2, or Level 3 during the year ended December 31, 2012 or for the period from July 29, 2011 (Inception) to December 31, 2011.

The following table presents quantitative information about the Company’s real estate securities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value as of	Valuation				Weighted
	December 31, 2012	Technique(s)	Unobservable Input	Min / Max		Average
Non-Agency RMBS (1)

Alternative - A	$33,379,867	Broker quotes/comparable trades	Constant voluntary prepayment	2.0%	12.0%	5.6%
			Constant default rate	2.5%	14.8%	6.2%
			Loss severity	1.0%	70.7%	47.2%
			Delinquency	10.2%	28.6%	19.3%

Pay option adjustable rate	965,844	Broker quotes/comparable trades	Constant voluntary prepayment	1.0%	18.9%	7.2%
			Constant default rate	4.0%	14.9%	8.3%
			Loss severity	3.5%	78.1%	58.7%
			Delinquency	15.5%	41.5%	25.3%

Prime	62,570,125	Broker quotes/comparable trades	Constant voluntary prepayment	2.9%	20.0%	9.2%
			Constant default rate	2.2%	10.5%	6.7%
			Loss severity	7.3%	63.3%	43.3%
			Delinquency	8.5%	29.1%	15.6%

Subprime	3,995,815	Broker quotes/comparable trades	Constant voluntary prepayment	1.3%	9.4%	4.5%
			Constant default rate	3.9%	14.9%	6.0%
			Loss severity	7.4%	69.3%	48.9%
			Delinquency	19.7%	30.6%	23.9%

Total	$100,911,651
____________________

(1)	The Company uses third-party vendor prices and dealer quotes to estimate fair value of some of its financial assets. The Company verifies selected prices by using a variety of methods, including comparing prices to internally estimated prices and corroborating the prices by reference to other independent market data, such as relevant benchmark indices and prices of similar instruments. Where the Company has disclosed unobservable inputs for broker quotes or comparable trades, those inputs are based on the Company’s validations performed at the security level.

ZAIS Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The fair value measurements of these assets are sensitive to changes in assumptions regarding prepayment, probability of default, loss severity in the event of default, forecasts of home prices, or significant activity or developments in the non-Agency securities market. Significant changes in any of those inputs in isolation may result in significantly higher or lower fair value measurements. A change in the assumption used for forecasts of home price changes is accompanied by directionally opposite changes in the assumptions used for probability of default and loss severity. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

Fair Value Option
Changes in fair value for assets and liabilities for which the fair value election is made are recognized in income as they occur. The fair value option may be elected on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.

The following table presents the difference between the fair value and the aggregate unpaid principal amount of assets for which the fair value option was elected:

	December 31, 2012			December 31, 2011
		Amount			Amount
		Due Upon			Due Upon
	Fair Value	Maturity	Difference	Fair Value	Maturity	Difference
Financial instruments, at fair value
Assets
Real estate securities
Agency RMBS
30-year adjustable rate mortgage	$3,240,330	$3,083,892	$156,438	$13,475,942	$12,904,151	$571,791
30-year fixed rate mortgage	66,519,702	61,034,333	5,485,369	56,022,077	52,681,733	3,340,344
Non-Agency RMBS	100,911,651	109,197,632	(8,285,981)	76,473,092	121,607,167	(45,134,075)
Total	$170,671,683	$173,315,857	$(2,644,174)	$145,971,111	$187,193,051	$(41,221,940)

Fair Value of Other Financial Instruments
In addition to the above disclosures regarding assets or liabilities which are recorded at fair value, U.S. GAAP requires disclosure about the fair value of all other financial instruments. Estimated fair value of financial instruments was determined by the Company, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value.

The following table summarizes the estimated fair value for all other financial instruments:

	December 31, 2012	December 31, 2011
Other financial instruments
Assets
Cash	$19,061,110	$6,326,724
Restricted Cash	3,768,151	1,715,211
Liabilities
Repurchase agreements	$109,270,298	$97,423,747
Common stock repurchase liability	11,190,687	-

ZAIS Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Cash includes cash on hand. Fair value equals carrying value (a Level 1 measurement). Restricted cash represents the Company’s cash held by counterparties as collateral against the Company’s derivatives and/or repurchase agreements. Due to the short-term nature of the restrictions, fair value approximates carrying value (a Level 1 measurement). The fair value of repurchase agreements is based on an expected present value technique using observable market interest rates. As such, the Company considers the estimated fair value to be a Level 2 measurement. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. The fair value of the common stock repurchase liability is equal to the agreed upon purchase price. The Company considers the estimated fair value to be a Level 3 measurement.

4.	Real Estate Securities

The following table presents the current principal balance, amortized cost, gross change in unrealized gains, gross change in unrealized losses, and estimated fair market value of the Company’s real estate securities portfolio at December 31, 2012. The Company’s Agency RMBS are mortgage pass-through certificates representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae or Freddie Mac. The non-Agency RMBS portfolios are not issued or guaranteed by Fannie Mae, Freddie Mac or any other U.S. Government agency or a federally chartered corporation and are therefore subject to credit risk.

	Current	Premium	Amortized	Gross Unrealized (1)		Fair	Weighted Average
	Principal Balance	(Discount)	Cost	Gains	Losses	Value	Coupon	Yield (2)
Real estate securities
Agency RMBS
30-year adjustable rate mortgage	$3,083,892	$351,047	$3,434,939	$-	$(194,609)	$3,240,330	2.84%	2.28%
30-year fixed rate mortgage	61,034,333	3,056,889	64,091,222	2,442,401	(13,921)	66,519,702	3.82	3.44
Non-Agency RMBS
Alternative - A	38,549,827	(8,606,689)	29,943,138	3,436,729	-	33,379,867	5.69	7.95
Pay option adjustable rate	1,249,426	(378,803)	870,623	95,221	-	965,844	1.19	8.67
Prime	64,978,647	(8,074,525)	56,904,122	5,668,301	(2,298)	62,570,125	5.79	7.34
Subprime	4,419,732	(825,131)	3,594,601	401,214	-	3,995,815	0.98	9.10
Total RMBS	$173,315,857	$(14,477,212)	$158,838,645	$12,043,866	$(210,828)	$170,671,683	4.81%	5.89%
____________________
(1)	The Company has elected the fair value option pursuant to ASC 825 for its real estate securities. The Company recorded net change in unrealized gains of $17,793,339 for the year ended December 31, 2012 as change in unrealized gain/(loss) on real estate securities in the consolidated statements of operations.
(2)	Unlevered yield.

ZAIS Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the current principal balance, amortized cost, gross change in unrealized gains, gross change in unrealized losses, and estimated fair market value of the Company’s real estate securities portfolio at December 31, 2011:

	Current	Premium	Amortized	Gross Unrealized (1)		Fair	Weighted Average
	Principal Balance	(Discount)	Cost	Gains	Losses	Value	Coupon	Yield(2)
Real estate securities:
Agency RMBS
30-year adjustable rate mortgage	$12,904,151	$550,801	$13,454,952	$22,150	$(1,160)	$13,475,942	3.16%	2.34%
30-year fixed rate mortgage	52,681,733	3,116,011	55,797,744	383,502	(159,169)	56,022,077	4.20	3.80
Non-agency RMBS
Alternative - A/B	51,687,232	(14,542,076)	37,145,156	70,598	(2,148,837)	35,066,917	4.92	7.88
Pay option adjustable rate	24,664,566	(9,992,595)	14,671,971	34,077	(1,914,953)	12,791,095	0.84	7.68
Prime	24,631,709	(4,360,504)	20,271,205	244,408	(855,893)	19,659,720	4.55	7.22
Subprime	20,623,660	(10,033,276)	10,590,384	-	(1,635,024)	8,955,360	0.87	15.04

Total RMBS	$187,193,051	$(35,261,639)	$151,931,412	$754,735	$(6,715,036)	$145,971,111	3.76%	6.14%
____________________
(1)	The Company has elected the fair value option pursuant to ASC 825 for its real estate securities. The Company recorded net change in unrealized losses of $5,960,301 for the period from July 29, 2011 (Inception) to December 31, 2011 as change in unrealized gain/(loss) on real estate securities in the consolidated statements of operations.
(2)	Unlevered yield.

The following table presents certain information regarding the Company’s Agency and non-Agency securities as of December 31, 2012 by weighted average life and weighted average yield:

	Agency Securities			Non-Agency Securities
			Weighted			Weighted
	Fair	Amortized	Average	Fair	Amortized	Average
	Value	Cost	Yield	Value	Cost	Yield
Weighted average life (1)
Greater than 5 years	$69,760,032	$67,526,161	3.38%	$100,911,651	$91,312,484	7.63%
	$69,760,032	$67,526,161	3.38%	$100,911,651	$91,312,484	7.63%
____________________
(1)	Actual maturities of real estate securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

At December 31, 2012, the contractual maturities of the real estate securities ranged from 8.6 to 33.7 years, with a weighted average maturity of 26.1 years. All real estate securities held by the Company at December 31, 2012 are issued by issuers based in the United States of America.

For the year ended December 31, 2012, proceeds from the sale of real estate securities were $74,216,314, realized losses on the sale of real estate securities were $154,419 and realized losses on other-than-temporary impairments were $32,068. For the period from July 29, 2011 (Inception) to December 31, 2011, proceeds from the sale of real estate securities were $7,216,183, realized losses on the sale of real estate securities were $1,273,761 and realized losses on other-than-temporary impairments were $208,160.

ZAIS Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents certain information regarding the Company’s Agency and non-Agency securities as of December 31, 2011 by weighted average life and weighted average yield:

	Agency Securities			Non-Agency Securities
			Weighted			Weighted
	Fair	Amortized	Average	Fair	Amortized	Average
	Value	Cost	Yield	Value	Cost	Yield
Weighted average life (1)
Greater than 5 years	$69,498,019	$69,252,696	3.52%	$76,473,092	$82,678,716	8.33%
	$69,498,019	$69,252,696	3.52%	$76,473,092	$82,678,716	8.33%
____________________
(1)	Actual maturities of real estate securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

At December 31, 2011, the contractual maturities of the real estate securities ranged from 9.6 to 35.0 years, with a weighted average maturity of 27.1 years. All real estate securities held by the Company at December 31, 2011 are issued by issuers based in the United States of America.

5.	Repurchase Agreements

Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Repurchase agreements entered into by the Company are accounted for as financings and require the repurchase of the transferred securities at the end of each arrangement’s term, typically 30 to 90 days. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security paydown factors, the lender requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparty in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. Under the terms of the Company’s master repurchase agreements, the counterparty may sell or re-hypothecate the pledged collateral.

The following table presents certain information regarding the Company’s repurchase agreements as of December 31, 2012 by remaining maturity and collateral type:

	Agency Securities		Non-Agency Securities
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
Repurchase agreements maturing within
30 days or less	$44,174,600	0.49%	$49,441,377	2.15%
31-60 days	10,866,170	0.49	-	-
61-90 days	11,598,320	0.47	-	-
Greater than 90 days	-	-	-	-
Total / weighted average	$66,639,090	0.49%	$49,441,377	2.15%

ZAIS Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents certain information regarding the Company’s repurchase agreements as of December 31, 2011 by remaining maturity and collateral type:

	Agency Securities		Non-Agency Securities
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
Repurchase agreements maturing within
30 days or less	$25,732,880	0.60%	$30,958,070	2.28%
31-60 days	37,475,420	0.50	-	-
61-90 days	3,430,640	0.50	-	-
Greater than 90 days	-	-	-	-
Total / weighted average	$66,638,940	0.54%	$30,958,070	2.28%

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or cash to fund margin calls.

The following table presents information with respect to the Company’s posting of collateral at December 31, 2012:

Repurchase agreements secured by Agency RMBS	$66,639,090
Fair value of Agency RMBS pledged as collateral under repurchase agreements	63,535,780
Repurchase agreements secured by non-Agency RMBS	49,441,377
Fair value of non-Agency RMBS pledged as collateral under repurchase agreements	70,003,218
Cash pledged under repurchase agreements	1,335,305

The following table presents information with respect to the Company’s posting of collateral at December 31, 2011:

Repurchase agreements secured by Agency RMBS	$66,638,940
Fair value of Agency RMBS pledged as collateral under repurchase agreements	69,498,019
Repurchase agreements secured by non-Agency RMBS	30,958,070
Fair value of non-Agency RMBS pledged as collateral under repurchase agreements	46,091,017
Cash pledged under repurchase agreements	585,052

6.	Derivative Instruments

Interest Rate Swaps
To help mitigate exposure to higher short-term interest rates, the Company uses currently-paying and forward-starting, three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements. These agreements establish an economic fixed rate on related borrowings because the variable-rate payments received on the swap agreements largely offset interest accruing on the related borrowings, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including changes in spreads between variable rates on the swap agreements and actual borrowing rates.

The Company’s interest rate swap derivatives have not been designated as hedging instruments.

ZAIS Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents information about the Company’s interest rate swaps as of December 31, 2012:

				Weighted
		Weighted	Weighted	Average
	Notional	Average	Average	Years to
Maturity	Amount	Pay Rate	Receive Rate	Maturity
2016	$12,102,000	1.21%	0.31%	3.7
2017	11,050,000	1.28	0.31	4.3
2021	9,448,000	2.16	0.31	8.7
Total/Weighted average	$32,600,000	1.51%	0.31%	5.3

The following table presents information about the Company’s interest rate swaps as of December 31, 2011:

Maturity	Amount	Pay Rate	Receive Rate	Maturity
2016	$12,102,000	1.21%	0.38%	4.7
2021	9,448,000	2.16	0.38	9.7
Total/Weighted average	$21,550,000	1.62%	0.38%	6.9

The following table presents the fair value of the Company’s derivative instruments and their balance sheet location:

		Balance Sheet	December 31,	December 31,
Derivative instruments	Designation	Location	2012	2011
Interest rate swaps, at fair value	Non-hedge	Derivative instruments	$(1,144,744)	$(254,302)

The following table summarizes losses related to derivatives:

	Income		Period from
	Statement	Year Ended	July 29, 2011 (Inception)
Non-hedge derivative losses	Location	December 31, 2012	to December 31, 2011
Interest rate swaps, at fair value	Loss on
	derivative instruments	$(1,171,219)	$(235,599)

The following table summarizes information related to derivative instruments:

	December 31,	December 31,
Non-hedge derivatives	2012	2011
Notional amount of interest rate swaps	$32,600,000	$21,550,000

Restricted cash at December 31, 2012 includes $2,432,846 of cash pledged as collateral against interest rate swaps. Restricted cash at December 31, 2011 includes $1,130,159 of cash pledged as collateral against interest rate swaps.

ZAIS Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

7.	Earnings Per Share

	The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share:

			Period from
		Year Ended	July 29, 2011 (Inception)
		December 31, 2012	to December 31, 2011
	Numerator:
	Net income/(loss) applicable to ZAIS Financial Corp. common stockholders	$19,433,802	$(5,134,466)
	Effect of dilutive securities:
	Income (loss) allocated to Operating Partnership non-controlling interests	362,324	-
	Dilutive net income (loss) available to stockholders	$19,796,126	$(5,134,466)

	Denominator:
	Weighted average number of shares of common stock	2,724,252	3,022,617
	Effect of dilutive securities:
	Weighted average OP units	49,593	-
	Weighted average dilutive shares	2,773,845	3,022,617
	Net income/(loss) per share applicable to ZAIS Financial Corp.
	common stockholders - Basic/Diluted	$7.13	$(1.70)

8.	Related Party Transactions

ZAIS Group, LLC
The Company was initially capitalized and commenced operations on July 29, 2011, when it completed an exchange of a mutually agreed upon portion of the shareholders’ and limited partners’ interests in the Matrix Funds, which are managed by ZAIS.

Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for, among other responsibilities, (i) the selection, purchase and sale of the Company’s portfolio of assets (ii) the Company’s financing activities, and (iii) providing the Company with advisory services.

The Company pays to its Advisor an advisory fee, calculated and payable quarterly in arrears, equal to 1.5% per annum of (i) prior to an initial public offering of its common stock (“IPO”), the Company’s net asset value and (ii) following the completion of an IPO, the Company’s stockholders’ equity, as defined in the Investment Advisory Agreement.

The Advisor will be paid or reimbursed for the documented cost of performing certain services, which may include legal, accounting, due diligence tasks and other services, that outside professionals or outside consultants otherwise would perform, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis. The Company will also pay or reimburse all operating expenses incurred by the Advisor, except those specifically required to be borne by the Advisor under the Investment Advisory Agreement. In addition, the Company may be required to pay its portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Advisor and its affiliates required for the Company’s operations. The Company will not reimburse the Advisor or its affiliates for the salaries and other compensation of the Advisor’s personnel. The Advisor cannot be terminated prior to an IPO. Following an IPO and after an initial three-year term, the Advisor may be terminated annually upon the affirmative vote of at least two-thirds of the Company’s independent directors or by a vote of the holders of at least two-thirds of the outstanding shares of the Company’s common stock.

For the year ended December 31, 2012, the Company incurred $877,825 in advisory fee expense, of which $405,247 was included in accounts payable and other liabilities in the consolidated balance sheet at December 31, 2012. For the period from July 29, 2011(Inception) to December 31, 2011, the Company incurred $361,890 in advisory fee expenses which was included in accounts payable and other liabilities in the consolidated balance sheet at December 31, 2011.

ZAIS Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

9.	Stockholders’ Equity

Common Stock
The holders of shares of the Company’s common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the Company’s directors. The Company’s charter does not provide for cumulative voting in the election of directors. Therefore, the holders of a majority of the outstanding shares of the Company’s common stock can elect its entire board of directors. Subject to any preferential rights of any outstanding series of preferred stock, the holders of shares of the Company’s common stock are entitled to such distributions as may be authorized from time to time by its board of directors out of legally available funds and declared by the Company and, upon liquidation, are entitled to receive all assets available for distribution to stockholders. Holders of shares of the Company’s common stock will not have preemptive rights. This means that stockholders will not have an automatic option to purchase any new shares of common stock that the Company issues, or have appraisal rights, unless the Company’s board of directors determines that appraisal rights apply, with respect to all or any classes or series of its common stock, to one or more transactions occurring after the date of such determination in connection with which stockholders would otherwise be entitled to exercise such rights.

The Company had 2,071,096 and 3,022,617 shares of common stock outstanding as of December 31, 2012 and 2011, respectively.

In October of 2012, the Company completed a private placement in which it sold 195,458 shares of common stock and 22,492 OP units. In December of 2012, the Company completed a private placement in which it sold 36,581 shares of common stock and 904,422 OP units. Net proceeds from the two private placements were $25,151,174, net of approximately $763,000 in offering costs.

On May 1, 2012, the Company declared a dividend of $0.51 per share of common stock. The common stock dividend was paid on May 15, 2012 to stockholders of record as of the close of business on May 1, 2012.

On June 5, 2012, the Company declared a dividend of $0.57 per share of common stock. The common stock dividend was paid on June 21, 2012 to stockholders of record as of the close of business on June 5, 2012.

On October 22, 2012, the Company declared a dividend of $0.89 per share of common stock and OP unit. The dividend was paid on October 29, 2012 to stockholders and OP unit holders of record as of the close of business on October 22, 2012.

On November 29, 2012, the Company declared a dividend of $0.98 per share of common stock and OP unit. The dividend was paid on December 6, 2012 to stockholders and OP unit holders of record as of the close of business on November 29, 2012.

On December 19, 2012, the Company declared a dividend of $1.16 per share of common stock and OP unit. The dividend was paid on December 26, 2012 to stockholders and OP unit holders of record as of the close of business on December 19, 2012.

The Company has determined that the $4.11 dividend per common share paid during the year ended December 31, 2012 represented approximately 84.4% percent ordinary income and approximately 15.6% percent return of capital to its stockholders. No dividends were paid during the period from July 29, 2011 (Inception) to December 31, 2011.

ZAIS Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Preferred Shares
The Company’s charter authorizes its board of directors to classify and reclassify any unissued shares of its common stock and preferred stock into other classes or series of stock. Prior to issuance of shares of each class or series, the board of directors is required by the Company’s charter to set, subject to the charter restrictions on transfer of its stock, the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the board of directors could authorize the issuance of shares of common stock or preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or change in control that might involve a premium price for holders of the Company’s common stock or otherwise be in their best interest.

On January 18, 2012 the Company completed a private placement of 133 shares of its 12.5% Series A cumulative nonvoting preferred stock raising net proceeds of $115,499, net of $17,501 in offering fees.

10.	Non-controlling Interests in Operating Partnership

Non-controlling interests in operating partnership in the accompanying consolidated financial statements relate to OP units in the operating partnership, held by parties other than the Company.

Certain individuals and entities own OP units in the operating partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the operating partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock, cash, or a combination thereof, at the Company’s option, calculated as follows: one share of the Company’s common stock, or cash equal to the fair market value of a share of the Company’s common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interest in the operating partnership is reduced and the Company’s equity is increased. As of December 31, 2012, 926,914 OP units were issued and outstanding and the non-controlling interest OP unit holders owned 30.9 percent of the operating partnership.

Pursuant to ASC 810, Consolidation, regarding the accounting and reporting for non-controlling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the operating partnership) while the parent retains its controlling interest in its subsidiary, should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

11.	Commitments and Contingencies

Advisor Services
The Company is dependent on the Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio including determination of fair value; and other general and administrative responsibilities. In the event that the Advisor is unable to provide the respective services, the Company will be required to obtain such services from an alternative source.

Litigation
From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant contingencies at December 31, 2012 and 2011 that would require accrual or disclosure in the financial statements.

ZAIS Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

12.	Quarterly Results (Unaudited)

The following is a presentation of the quarterly results of operations for the year ended December 31, 2012 and for the period from July 29, 2011 (Inception) through December 31, 2011:

	For the Three Months Ended
	December 31, 2012	September, 2012	June, 2012	March 31, 2012
Total interest income	$2,181,801	$2,176,647	$2,278,821	$2,761,050
Total interest expense	343,562	376,742	378,407	288,740
Net interest income	1,838,239	1,799,905	1,900,414	2,472,310
Total other gain/(loss)	2,993,443	6,757,076	2,114,550	4,570,564
Total expenses	2,185,771	498,464	686,948	809,721
Net income/(loss)	2,645,911	8,058,517	3,328,016	6,233,153
Net income/(loss) attributable to
ZAIS Financial Corp. common stockholders	$1,825,846	$8,054,361	$3,323,859	$6,229,736
Net income/(loss) per share applicable to common
stockholders - basic and diluted	$.90	$2.83	$1.10	$2.06
Weighted average number of shares outstanding
Basic	2,018,302	2,843,203	3,022,617	3,022,617
Diluted	2,215,057	2,843,203	3,022,617	3,022,617

	For the Three	Period from
	Months Ended	July 29, 2011 (Inception)
	December 31, 2011	to September 30, 2011
Total interest income	$2,502,623	$1,115,130
Total interest expense	219,356	76,077
Net interest income	2,283,267	1,039,053
Total other gain/(loss)	(3,147,520)	(4,530,301)
Total expenses	416,414	362,551
Net income/(loss)	(1,280,667)	(3,853,799)
Net income/(loss) attributable to
ZAIS Financial Corp. common stockholders	$(1,280,667)	$(3,853,799)
Net income/(loss) per share applicable to common
stockholders - basic and diluted	$(.42)	$(1.27)
Weighted average number of shares outstanding
Basic	3,022,617	3,022,617
Diluted	3,022,617	3,022,617

13.	Subsequent Events

Common Stock Repurchase
In January 2013, the Company’s common stock repurchase agreement to repurchase 515,035 common shares was revised to repurchase only 265,245 common shares. The revised repurchase amount was approximately $5.8 million, of which $5.1 million was paid to such stockholder in January 2013. The remaining repurchase amount is expected to be paid in April 2013.

ZAIS Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The remaining 249,790 shares that were not repurchased in January 2013 were transferred to an affiliate of the stockholder. As a result, approximately $5.4 of the common stock repurchase liability was reclassified back to stockholders’ equity. The portion of the $1,827,350 recorded as interest on common stock repurchase liability in the consolidated statement of operations for the year ended December 31, 2012 that related to the 249,790 shares which were ultimately not repurchased was $866,258.

Initial Public Offering
On February 13, 2013, the Company completed its IPO by selling 5,650,000 shares of its common stock at $21.25 per share for proceeds, net of offering costs, of $118,862,500. As part of the IPO, the Company’s Advisor paid the underwriters' fee of $6,303,281.

Preferred Stock
On February 15, 2013, the Company redeemed all 133 shares of its 12.5% Series A Cumulative Non-Voting Preferred Stock outstanding for an aggregate redemption price of $148,379, including accrued interest.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this annual report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

     This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

     There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

     None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company’s Board of Directors

     The Company’s board of directors is comprised of seven members. The Company’s board of directors has determined that four of its members are independent directors pursuant to the listing standards for independence of the NYSE. The Company’s bylaws provide that a majority of the entire board of directors may at any time increase or decrease the number of directors. However, unless the Company’s bylaws are amended, the number of directors may never be less than the minimum number required by the MGCL nor more than 15. In accordance with the Company’s articles of amendment and restatement and its bylaws, each director holds office until the Company’s next annual meeting of stockholders and until his or her successor has been duly elected and qualifies, or until the director’s earlier resignation, death or removal.

     The following sets forth certain information with respect to the Company’s directors:

Name	Age	Position Held with the Company
Christian Zugel	52	Chairman of the Board of Directors

Michael Szymanski	46	Chief Executive Officer, President and Director

Denise Crowley	39	Director

Daniel Mudge	63	Independent Director

Marran Ogilvie	44	Independent Director

Eric Reimer	51	Independent Director

James Zinn	61	Independent Director

Christian Zugel

     Mr. Zugel currently serves as Chairman of the Company’s board of directors. Mr. Zugel currently serves as Managing Member and Chief Investment Officer (CIO) of ZAIS and is also Chairman of the Advisor’s investment committee. Mr. Zugel is Chairman of the ZAIS Management Committee. Prior to founding ZAIS in 1997, Mr. Zugel was a senior executive with J.P. Morgan Securities Inc., where he led J.P. Morgan’s entry into many new trading initiatives. At J.P. Morgan, Mr. Zugel also served on the Asia Pacific management-wide and firm-wide market risk committees. Mr. Zugel received a Masters in Economics from the University of Mannheim, Germany. Mr. Zugel was selected to serve as Chairman of the Company’s board of directors because of his business acumen and real estate investment experience.

Michael Szymanski

     Mr. Szymanski currently serves as the Company’s Chief Executive Officer, President and Director. Mr. Szymanski currently serves as President of ZAIS and member of the ZAIS Management Committee, and as Chief Executive Officer of the Advisor and a member of the Advisor’s investment committee. Prior to joining ZAIS, Mr. Szymanski was Chief Executive Officer of XE Capital Management, LLC, an investment management firm specializing in structured products, from 2003 to 2008. Prior to that, Mr. Szymanski was Chief Financial Officer of Zurich Capital Markets (“ZCM”), a subsidiary of Zurich Financial Group, from 2000 to 2002. At ZCM, Mr. Szymanski managed global finance, accounting, tax, treasury, and risk management for a business specializing in structured products, including hedge fund linked derivatives and principal investments. Prior to that, Mr. Szymanski was a Vice President in the Bank and Insurance Strategies Group of Lehman Brothers from 1997 to 2000, providing capital markets structuring and advisory services to financial institutions and corporations. Prior to that, Mr. Szymanski spent nine years at Ernst & Young LLP advising financial services clients, leaving as a Senior Manager in the Capital Markets/M&A Advisory Group in New York. Mr. Szymanski served in E&Y’s National Office-Financial Services Industries Group, providing internal consultation services to resolve clients’ accounting and regulatory issues, specializing in financial instruments. Mr. Szymanski is a CPA and received a B.A. in Business Administration with a concentration in Accountancy from the University of Notre Dame and an Executive M.B.A. with a concentration in Finance from New York University’s Stern School of Business. Mr. Szymanski serves on the Board of Directors of the National Stock Exchange as Chairman of the Audit Committee. The Company believes that Mr. Szymanski’s industry experience will enhance the breadth of experience of its board of directors.

Denise Crowley

     Ms. Crowley currently serves on the Company’s board of directors. Ms. Crowley currently serves as Senior Portfolio Manager of ZAIS and is responsible for custom/benchmark portfolios and funds. Ms. Crowley currently serves as a member of the ZAIS Management Committee, and as a Senior Portfolio Manager of the Advisor and a member of the Advisor’s investment committee. Ms. Crowley joined ZAIS in 1997 and has been actively involved in the ABS and CDO security market since 1999. Prior to that, Ms. Crowley managed a credit fund for ZAIS. Prior to joining ZAIS, Ms. Crowley worked at J.P. Morgan in the High Yield Trading Group. Prior to that, she worked for the Honorable Daniel P. Moynihan as an economic research analyst. Ms. Crowley received a B.A. from Boston College and an M.B.A. from New York University’s Stern School of Business. Ms. Crowley was selected to serve on the Company’s board of directors due to her experience in the mortgage securities sector.

Daniel Mudge

     Mr. Mudge is one of the Company’s independent directors. Mr. Mudge is currently a Special Adviser to Promontory Financial Group, LLC, a risk management and regulatory compliance consulting firm. From 2008 to 2011, Mr. Mudge served as a founding Partner and the Chief Executive Officer of docGenix L.P., a firm specializing in the conversion of legal documents into text and data. From June 2011 to November 2011, Mr. Mudge served as a Senior Adviser to Innodata docGenix LLC, the successor company to docGenix L.P. Prior to that, from 2005 to 2008, Mr. Mudge served as the Group Managing Director of the Operational Risk and Content Businesses of Algorithmics Inc., a risk advisory and software firm. From 2002 to 2005, Mr. Mudge served as a Group Managing Director of Fitch Risk Management, Inc. (“Fitch Risk”), a risk advisory firm that was a predecessor to Algorithmics Inc. At Fitch Risk, Mr. Mudge led a number of acquisitions and integrations of business segments purchased by Fitch Risk and provided management services in the field of operational risk management software. Prior to that, from 1997 to 2002, Mr. Mudge was the Chief Executive Officer of OpVantage LLC and a founding partner of NetRisk Inc., both of which were predecessors to Fitch Risk. Mr. Mudge also served in various roles for Bankers Trust from 1973 to 1997, including Head of Global Risk Management and was responsible for Corporate Risk & Insurance and Corporate Risk Technology. Mr. Mudge received a B.S. in Economics from the University of Pennsylvania and an M.B.A. from Harvard Business School. Mr. Mudge was selected to serve on the Company’s board of directors due to his extensive experience in risk management.

Marran Ogilvie

     Ms. Ogilvie is one of the Company’s independent directors. Ms. Ogilvie currently serves as an Advisor to the Creditors Committee for the Lehman Brothers International (Europe) Administration, as a Director, member of the Audit Committee and Chairman of the Governance Committee of Southwest Bankcorp, Inc., a commercial bank with branches in Oklahoma, Texas and Kansas, and as a Director of the Korea Fund, a non-diversified, closed-end investment company which invests in Korean companies. Prior to that, Ms. Ogilvie was a founding member of Ramius, LLC, an alternative investment management firm, where she served in various capacities from 1994 to 2009 before the firm’s merger with Cowen Group, Inc., a diversified financial services firm, including Chief Operating Officer from 2007 to 2009 and General Counsel from 1997 to 2007. Following the merger, Ms. Ogilvie became Chief of Staff at Cowen Group, Inc. until 2010. Ms. Ogilvie received a B.A. from the University of Oklahoma and a J.D. from St. John’s University. Ms. Ogilvie was selected to serve on the Company’s board of directors due to her legal expertise and experience in investment management and the financial services industries.

Eric Reimer

     Mr. Reimer is one of the Company’s independent directors. Mr. Reimer has served as a Partner and the Chairman of the Corporate Finance Group of O’Melveny & Myers LLP since 2010, where he provides strategic and legal counsel to institutions and public and private companies on the structuring and execution of financial transactions and investments. Mr. Reimer has also served as a Vice Chair of the Board of Trustees of Children’s Burn Foundation since 2002. Mr. Reimer previously served as a Partner and the Chairman of the Private Equity Finance Group of Goodwin Procter LLP from 2008 to 2010. From 1999 to 2008, Mr. Reimer served as a Partner of McDermott, Will & Emery, LLP, where he served as Chairman of the Global Finance Group and a Member of the Management Committee and was involved in strategic, budgeting and staffing decisions throughout his tenure. Mr. Reimer received a B.S. in Business Administration from the University of Southern California and a J.D. from the University of California, Hastings College of the Law. Mr. Reimer was selected to serve on the Company’s board of directors due to his legal expertise and industry experience.

James Zinn

     Mr. Zinn is one of the Company’s independent directors. Since 2012, Mr. Zinn has been a director of dwinQ, Inc, a company that offers an online social media platform. Since 2010, Mr. Zinn has served as a Director and the Treasurer of a home owners association representing over 5,000 residents. From 2008 through 2012, he also maintained an on-call consultant role with ODIN Technologies, Inc., a radio-frequency identification engineering firm, which he helped organize in 2003. From 2003 to 2009, Mr. Zinn served as a director of Vmeals, LLC, an online food sales organization. During 2008, Mr. Zinn also served on the valuation committee of XE Capital Management, LLC, a hedge fund based in New York City, New York. Prior to that, Mr. Zinn co-founded and served as Chief Financial Officer (until 2002) and a Director of ServerVault, Inc., a secure web-hosting company, from 1999 to 2006. From 1994 to 1999, Mr. Zinn served as the Chief Financial Officer and Senior Vice President of CapitalOne Financial Corporation, where he was responsible for all financial management and related communications. Prior to that, from 1977 to 1994, Mr. Zinn served in various capacities from staff accountant to Regional Partner for Ernst & Young, LLP, providing accounting and consultation advice on technical accounting matters to financial services clients. Mr. Zinn received a B.S. in Business Administration from The Ohio State University. Mr. Zinn was selected to serve on the Company’s board of directors due to his accounting expertise and industry experience.

The Company’s Executive Officers

     The following sets forth certain information with respect to the Company’s executive officers:

Name	Age	Position Held with the Company
Christian Zugel	52	Chairman of the Board of Directors

Michael Szymanski	46	Chief Executive Officer, President and Director

Paul McDade	48	Chief Financial Officer and Treasurer

Brian Hargrave	43	Chief Investment Officer

Nisha Motani	41	Chief Accounting Officer

     For biographies of Messrs. Zugel and Szymanski, please see “—The Company’s Board of Directors.”

Paul McDade

     Mr. McDade currently serves as the Company’s Chief Financial Officer and Treasurer. Mr. McDade currently serves as Chief Financial Officer of ZAIS and is also a member of the ZAIS Management Committee. Mr. McDade also serves as Chief Financial Officer of the Advisor. Prior to joining ZAIS in 2010, Mr. McDade was the Chief Financial Officer and Chief Operating Officer for XE Capital Management, LLC, an investment management firm specializing in structured products, from 2004 to 2008. During his 25 year career, Mr. McDade has held various financial roles at Zurich Capital Markets, J.P. Morgan Chase & Co., Reliance Group Holdings, Inc., and PricewaterhouseCoopers LLP. Mr. McDade is a CPA and received a B.S. in Accounting from the University of Scranton.

Brian Hargrave

     Mr. Hargrave currently serves as the Company’s Chief Investment Officer. Mr. Hargrave currently serves as Senior Portfolio Manager of ZAIS and is responsible for whole loan investment and REIT platforms. Mr. Hargrave also serves as Chief Investment Officer of the Advisor and a member of the Advisor’s investment committee. He was previously responsible for Lehman Brothers’ whole loan trading businesses including small balance commercial mortgages, student loans and residential mortgages. Prior to that, Mr. Hargrave ran Lehman Brothers’ adjustable rate mortgage trading desk, with responsibility for whole loan acquisition, securitization and the firm’s agency and non-Agency secondary trading activities. He joined Lehman Brothers’ in the mortgage research group and has held several positions in research, structuring and trading. Mr. Hargrave received an M.B.A. from Harvard Business School and a B.S. from Indiana University.

Nisha Motani

     Ms. Motani currently serves as the Company’s Chief Accounting Officer. Ms. Motani also currently serves as Director of Fund Reporting at ZAIS where she oversees annual audits, monthly net asset value reporting, quarterly and annual financial statement reporting, and informational requests from investors for all ZAIS-managed entities. Ms. Motani is also responsible for setting internal accounting policies and procedures, researching accounting issues, and serving as a direct liaison to the auditors and tax preparers for ZAIS-managed entities. Prior to joining ZAIS in October 2003, Ms. Motani worked as a senior manager in the Financial Services audit practice of Deloitte & Touche where she specialized in Investment Management. She is a CPA with a B.S. in Accounting from Rutgers School of Business.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and holders of more than 10% of the Company’s outstanding shares of common stock (“10% Holders”) to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and 10% Holders are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms and amendments thereto filed during any given year. The Company did not have a class of registered equity securities until February 2013, thus its directors, executive officers and 10% holders had no Section 16(a) filing obligation during the year ended December 31, 2012.

Code of Conduct and Ethics

     The Company’s board of directors has adopted a Code of Conduct and Ethics. The Company’s Code of Conduct and Ethics applies to its officers, directors, employees, if any, and independent contractors, to its Advisor and its Advisor's officers and employees, to ZAIS and ZAIS’s officers and employees, and to any other affiliates of ZAIS or the Advisor, and such affiliates’ officers and employees, who provide services to the Company or the Advisor in respect of the Company. Among other matters, the Company’s Code of Conduct and Ethics is designed to deter wrongdoing and to promote:

  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  full, fair, accurate, timely and understandable disclosure in the Company’s public communications;

  compliance with applicable governmental laws, rules and regulations;

  prompt internal reporting of violations of the code to appropriate persons identified in the code; and

  accountability for adherence to the code.

     Any waiver of the Code of Conduct and Ethics for the Company’s executive officers or directors may be made only by the Company’s board of directors or one of its committees and will be promptly disclosed if and to the extent required by law or stock exchange regulations.

     The Code of Conduct and Ethics is available for viewing on the Company’s website at www.zaisfinancial.com. The Company will also provide the Code of Conduct and Ethics, free of charge, to stockholders who request it. Requests should be directed to Scott Eckstein, Financial Relations Board, an MWW Company, at 304 Park Avenue South, 8th Floor, New York, New York 10010.

Board Governance and Committees

Identification of Director Candidates

     In accordance with the Company’s corporate governance guidelines (the “Guidelines”) and its written charter, the Nominating and Corporate Governance Committee is responsible for identifying director candidates for the Company’s board of directors and for recommending director candidates to the board of directors for consideration as nominees to stand for election at the Company’s annual meetings of stockholders. Director candidates are recommended for nomination for election as directors in accordance with the procedures set forth in the written charter of the Nominating and Corporate Governance Committee.

     The Company seeks highly qualified director candidates from diverse business, professional and educational backgrounds who combine a broad spectrum of experience and expertise with a reputation for the highest personal and professional ethics, integrity and values. The Nominating and Corporate Governance Committee periodically reviews the appropriate skills and characteristics required of the Company’s directors in the context of the current composition of the Company’s board of directors, operating requirements and the long-term interests of the Company’s stockholders. In accordance with the Guidelines, directors should possess the highest personal and professional ethics, integrity and values, exercise good business judgment and be committed to representing the long-term interests of the Company and its stockholders and have an inquisitive and objective perspective, practical wisdom and mature judgment. The Nominating and Corporate Governance Committee reviews director candidates with the objective of assembling a slate of directors that can best fulfill and promote the Company’s goals, regardless of gender, age or race, and recommends director candidates based upon contributions they can make to the Company’s board of directors and management, and their ability to represent the Company’s long-term interests and those of its stockholders.

     Upon determining the need for additional or replacement board members, the Nominating and Corporate Governance Committee identifies director candidates and assesses such director candidates based upon information it receives in connection with the recommendation or otherwise possesses, which assessment may be supplemented by additional inquiries. In conducting this assessment, the Nominating and Corporate Governance Committee considers knowledge, experience, skills, diversity and such other factors as it deems appropriate in light of the Company’s current needs and those of its board of directors. The Nominating and Corporate Governance Committee may seek input on such director candidates from other directors, including the Chairman of the board of directors, and recommends director candidates to the board of directors for nomination. The Nominating and Corporate Governance Committee does not solicit director nominations, but it will consider recommendations by stockholders with respect to elections to be held at an annual meeting, so long as such recommendations are sent on a timely basis and in accordance with applicable law. The Nominating and Corporate Governance Committee will evaluate nominees recommended by stockholders against the same criteria that it uses to evaluate other nominees. The Nominating and Corporate Governance Committee may, in its sole discretion, engage one or more search firms or other consultants, experts or professionals to assist in, among other things, identifying director candidates or gathering information regarding the background and experience of director candidates. If the Nominating and Corporate Governance Committee engages any such third party, the Nominating and Corporate Governance Committee will have sole authority to approve any fees or terms of retention relating to these services.

     The Company’s stockholders of record who comply with the advanced notice procedures set forth in the Company’s bylaws may nominate candidates for election as directors. The Company’s bylaws currently provide that stockholder nominations of director candidates for an annual meeting of stockholders must be received no earlier than the 150th day and not later than 5:00 p.m., Eastern Time, on the 120th day prior to the first anniversary of the date of the proxy statement for the immediately preceding annual meeting of stockholders; provided, however, that in connection with the Company’s first annual meeting or in the event that the annual meeting with respect to which such notice is to be tendered is not held within 30 days before or after the anniversary of the preceding year’s annual meeting of stockholders, to be timely, notice by the stockholder must be so delivered not earlier than the 150th day prior to the date of such annual meeting and not later than 5:00 p.m., Eastern Time, on the later of the 120th day prior to the date of such annual meeting, as originally convened, or the tenth day following the day on which public announcement of the date of such meeting is first made. The written notice must set forth the information and include the materials required by the Company’s bylaws. The advanced notice procedures set forth in the Company’s bylaws do not affect the right of stockholders to request the inclusion of proposals in the Company’s proxy statement pursuant to SEC rules.

     Any such nomination or proposal should be sent to Steven Haber, the Company’s Secretary, at ZAIS Financial Corp., Two Bridge Avenue, Suite 322, Red Bank, New Jersey 07701-1106, and, to the extent applicable, must include the information and other materials required by the Company’s bylaws.

Board of Directors

     The Company’s board of directors is responsible for overseeing its affairs. The Company’s board of directors may conduct its business through meetings and actions taken by written consent in lieu of meetings. The Company’s board of directors’ policy, as set forth in its Guidelines, is to encourage and promote the attendance by each director at all scheduled meetings of the Company’s board of directors and all meetings of its stockholders.

Committees of the Board of Directors

     The Company’s board of directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each of these committees has a written charter approved by the board of directors. A copy of each charter can be found on the Company’s website at www.zaisfinancial.com. The independent directors who serve on each committee and a description of the principal responsibilities of each committee follows:

Nominating and
Corporate
		Compensation	Governance
Director	Audit Committee	Committee	Committee
James Zinn	✓ (Chair)	✓
Eric Reimer	✓		✓ (Chair)
Marran Ogilvie	✓	✓ (Chair)
Daniel Mudge		✓	✓

Audit Committee

     Messrs. Zinn (Chair) and Reimer and Ms. Ogilvie are the current members of the Audit Committee. The Company’s board of directors has determined that all of the members of the Audit Committee are independent as required by the NYSE listing standards, SEC rules governing the qualifications of Audit Committee members, the Guidelines, the independence standards adopted by the board of directors, as permitted by the Guidelines (the “Independence Standards”) and the written charter of the Audit Committee. The Company’s board of directors has also determined, based upon its qualitative assessment of their relevant levels of knowledge and business experience (see “—The Company’s Board of Directors” for a description of Messrs. Zinn’s and Reimer’s, and Ms. Ogilvie’s respective backgrounds and experience), that Messrs. Zinn and Reimer and Ms. Ogilvie each is “financially literate” as required by the NYSE listing standards. In addition, the board of directors has determined that Mr. Zinn qualifies as an “Audit Committee financial expert” for purposes of, and as defined by, the SEC rules and has the requisite accounting or related financial management expertise required by NYSE listing standards. The Audit Committee, among other things, acts on behalf of the board of directors to discharge the board of directors’ responsibilities relating to the Company and its subsidiaries’ corporate accounting and reporting practices, the quality and integrity of the Company’s consolidated financial statements, its compliance with applicable legal and regulatory requirements, the performance, qualifications and independence of the Company’s external auditors, the staffing, performance, budget, responsibilities and qualifications of the Company’s internal audit function and reviewing its policies with respect to risk assessment and risk management. The Audit Committee is also responsible for reviewing with management and external auditors the Company’s interim and audited annual financial statements, as well as approving the filing of the Company’s interim financial statements, meeting with officers responsible for certifying the Company’s annual report on Form 10-K or any quarterly report on Form 10-Q prior to any such certification and reviewing with such officers disclosures related to any significant deficiencies in the design or operation of internal controls. The Audit Committee is charged with periodically discussing with the Company’s external auditors such auditors’ judgments about the quality, not just the acceptability, of the Company’s accounting principles as applied in its consolidated financial statements. The specific responsibilities of the Audit Committee are set forth in its written charter.

Compensation Committee

     Ms. Ogilvie (Chair) and Messrs. Mudge and Zinn are the current members of the Compensation Committee. The Company’s board of directors has determined that all of the members of the Compensation Committee are independent as required by NYSE listing standards, the Guidelines, the Independence Standards and the written charter of the Compensation Committee. The Compensation Committee is responsible for, among other things, evaluating the performance of the Advisor, reviewing the compensation and fees payable to the Advisor under the Investment Advisory Agreement, preparing Compensation Committee reports, overseeing the activities of the individuals and committees responsible for administering the Company’s 2012 Plan and determining the level of compensation, in consultation with the executive officers of the Company, payable to the personnel of the Advisor pursuant to such plan. Because the Investment Advisory Agreement provides that the Advisor is responsible for managing the Company’s affairs, the Company’s officers, who are employees of the Advisor, do not receive cash compensation from the Company for serving as Company’s officers. To the extent that the Company is responsible for paying the compensation or any other employee benefits of the Chief Executive Officer, the Compensation Committee will review and approve corporate goals and objectives relevant to the compensation of the Chief Executive Officer, evaluate the performance of the Chief Executive Officer in light of those goals and objectives, and determine the Chief Executive Officer’s compensation level based on this evaluation. Under the Investment Advisory Agreement, the Company will reimburse the Advisor for operating expenses related to the Company incurred by the Advisor, including legal, accounting due diligence and other services. The Compensation Committee is responsible for reviewing the information provided by the Advisor to support the determination of the Company’s share of such costs. The Compensation Committee consults with the Advisor when recommending to the board of directors the level of awards under the 2012 Plan to be payable to the personnel of the Advisor and its affiliates The Compensation Committee may, in its discretion, delegate all or a portion of its duties and responsibilities to a subcommittee. The specific responsibilities of the Compensation Committee are set forth in its written charter.

Nominating and Corporate Governance Committee

     Messrs. Reimer (Chair) and Mudge are the current members of the Nominating and Corporate Governance Committee. The board of directors has determined that all of the members of the Nominating and Corporate Governance Committee are independent as required by NYSE listing standards, the Guidelines, the Independence Standards and the written charter of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for, among other things, reviewing periodically and making recommendations to the board of directors on the range of qualifications that should be represented on the board of directors and eligibility criteria for individual board membership, as well as seeking, considering and recommending to the board of directors qualified candidates for election as directors and approving and recommending to the full board of directors the appointment of each of the Company’s officers. For a discussion of the consideration of diversity in the process by which candidates for director are considered for nomination by the Nominating and Corporate Governance Committee, and the process for identifying and evaluating nominees for director, including nominees recommended by security holders, please see “—Board Governance and Committees—Identification of Director Candidates.” The Nominating and Corporate Governance Committee reviews and makes recommendations on matters involving the general operation of the board of directors and the Company’s corporate governance and annually recommends to the board of directors nominees for each committee of the board of directors. In addition, the committee annually facilitates the assessment of the board of directors’ performance as a whole and that of the individual directors and reports thereon to the board of directors. The specific responsibilities of the Nominating and Corporate Governance Committee are set forth in its written charter.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Overview

     The Company has no employees. The Company is managed by the Advisor, pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement, the Company pays its Advisor the advisory fees described in Item 13, “Conflicts of Interest and Related Party Transactions and Director Independence—Conflicts of Interest and Related Party Transactions—Investment Advisory Agreement,” of this annual report on Form 10-K. The Company does not have agreements with any of its executive officers or any employees of its Advisor with respect to their cash compensation. The Company’s named executive officers, Messrs. Zugel, Szymanski, McDade, and Hargrave, and Ms. Motani, are employees of the Advisor or one of its affiliates and do not receive cash compensation from the Company for serving as the Company’s executive officers. The Company will reimburse the Advisor for operating expenses related to the Company incurred by the Advisor, including legal, accounting due diligence and other services. The Company will not reimburse the Advisor or its affiliates for the salaries and other compensation of the Advisor’s personnel. The Company does not determine the compensation payable to its officers by the Advisor or its affiliates. The Advisor or its affiliates, in their discretion, determine the levels of base salary and cash incentive compensation earned by the Company’s executive officers. The Advisor or its affiliates also determine whether and to what extent the Company’s executive officers will be provided with pension, deferred compensation and other employee benefit plans and programs.

Equity Compensation

     The Compensation Committee may, from time to time, grant equity-based awards designed to align the interests of the Advisor and the personnel of the Advisor and its affiliates who support the Advisor in providing services to the Company under the Investment Advisory Agreement with those of its stockholders, by allowing the Advisor and personnel of the Advisor and its affiliates to share in the creation of value for its stockholders through stock appreciation and dividends. These equity-based awards, when granted, will be generally subject to time-based vesting requirements designed to promote retention and to achieve strong performance for the Company. These awards further provide flexibility to the Company to enable the Advisor to attract, motivate and retain talented individuals. The Company has adopted the 2012 Plan, which provides for the issuance of equity-based awards, including stock options, restricted shares of common stock, phantom shares, dividend equivalent rights, restricted limited partner profit interests (“LTIP units”) and other restricted limited partnership units issued by the Company’s Operating Partnership and other equity-based awards.

     The Company’s board of directors has delegated its administrative responsibilities under the 2012 Plan to the Compensation Committee. In its capacity as plan administrator, the Compensation Committee has the authority to make awards to the Advisor, the Company’s directors and officers and the employees and other personnel of the Advisor and its affiliates who support the Advisor in providing services to the Company under the Investment Advisory Agreement, and to determine what form the awards will take and the terms and conditions of the awards. The Compensation Committee has not adopted a formal equity incentive compensation program for 2013.

     As of the date hereof, no awards have been made pursuant to the 2012 Plan.

     For additional information about the 2012 Plan, see “—2012 Equity Incentive Plan and Other Matters.”

Compensation of Executive Officers

     The Company does not have agreements with any of its executive officers or any employees of the Advisor or its affiliates with respect to their cash compensation. The Company’s named executive officers, Messrs. Zugel, Szymanski, McDade and Hargrave, and Ms. Motani, are employees of the Advisor or one of its affiliates and do not receive cash compensation from the Company for serving as the Company’s executive officers.

     The Company did not pay any compensation to its named executive officers during the 2012 fiscal year.

Grants of Plan-Based Awards

     The Company did not grant any plan-based awards to its named executive officers during the 2012 fiscal year.

Outstanding Equity Award at Fiscal Year-end

     The Company did not grant any plan-based awards to its named executive officers during the 2012 fiscal year. Accordingly, there are no outstanding equity awards at fiscal year-end.

Option Exercises and Stock Vested

     The Company did not grant any plan-based awards to its named executive officers during the 2012 fiscal year. Accordingly, there have been no exercises of any option awards, and no awards have vested at the fiscal year-end.

Pension Benefits

     The Company’s named executive officers received no benefits in the 2012 fiscal year from the Company under defined pension or defined contribution plans.

Nonqualified Defined Contribution and other Nonqualified Deferred Compensation

     The Company does not have a nonqualified deferred compensation plan that provides for deferral of compensation on a basis that is not tax-qualified for its named executive officers.

Potential Payments Upon Termination or Change in Control

     The Company’s named executive officers are employees of the Advisor or its affiliates and therefore the Company has no obligation to pay them any form of compensation upon their termination of employment. See “—2012 Equity Incentive Plan and Other Matters—Change in Control” for a discussion of the “change in control” provisions under the 2012 Plan.

Compensation of Directors

     The Company pays directors’ fees only to those directors who are independent under the NYSE listing standards. The Company pays a $45,000 annual base director’s fee to each of its independent directors. Base independent directors’ fees are paid 100% in cash, but the Company may in the future pay all or a portion of this fee in equity-based awards. In addition, the chairs of the Audit, Compensation and Nominating and Corporate Governance Committees receive an additional annual cash retainer of $10,000. Each independent director also receives a fee of $2,000 for attending each committee meeting. The Company reimburses all members of its board of directors for their travel expenses incurred in connection with their attendance at full meetings of the board of directors and its committees.

     The Company’s independent directors are also generally eligible to receive restricted common stock, options and other equity-based equity awards under the Company’s 2012 Plan.

     As of December 31, 2012, the Company was not listed on the NYSE and had not appointed any independent directors to its board of directors.

2012 Equity Incentive Plan and Other Matters

     The Company has adopted the 2012 Plan to provide incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including the Advisor and its affiliates and personnel of the Advisor or its affiliates, and any joint venture affiliates of the Company. The 2012 Plan is administered by the Compensation Committee. The 2012 Plan permits the granting of stock options, restricted shares of common stock, phantom shares, dividend equivalent rights, restricted LTIP units and other restricted limited partnership units issued by the Operating Partnership and other equity-based awards. See also Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized For Issuance Under Equity Compensation Plans,” of this annual report on Form 10-K.

Administration

     The Compensation Committee has the full authority to administer and interpret the 2012 Plan, to authorize the granting of awards, to determine the eligibility of directors, officers, advisors, consultants and other personnel, including the Advisor and its affiliates and personnel of the Advisor or its affiliates, and any joint venture affiliates of the Company to receive an award, to determine the number of shares of common stock to be covered by each award (subject to the individual participant limitations provided in the 2012 Plan), to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the 2012 Plan), to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the 2012 Plan or the administration or interpretation thereof. In connection with this authority, the committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse. The 2012 Plan is administered by the Compensation Committee, which consists of three non-employee directors, each of whom is, to the extent required by Rule 16b-3 under the Exchange Act, a non-employee director, and will, at such times as the Company is subject to Section 162(m) of the Internal Revenue Code and intends that grants be exempt from the restriction of Section 162(m), qualify as an outside director for purposes of Section 162(m) of the Internal Revenue Code, or, if no committee exists, the Company’s board of directors. References below to the committee include a reference to the board for those periods in which the board is acting.

Available shares

     The 2012 Plan provides for grants of stock options, restricted shares of common stock, phantom shares, restricted stock units, dividend equivalent rights, LTIP units and other restricted limited partnership units issued by the Company’s Operating Partnership and other equity-based awards up to, in the aggregate, the equivalent of 5% of the issued and outstanding shares of the Company’s common stock from time to time (on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities into shares of common stock)) at the time of the award. At December 31, 2012, no awards had been granted under the 2012 Plan. If an option or other award granted under the 2012 Plan expires or terminates, the shares subject to any portion of the award that expires, forfeits or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Unless previously terminated by the board of directors, no new award may be granted under the 2012 Plan after the tenth anniversary of the earlier of the date that such plan was initially approved by (i) the board of directors or (ii) the Company’s stockholders. No award may be granted under the 2012 Plan to any person who, assuming exercise of all options and payment of all awards held by such person would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.

Awards Under the Plan

     Stock Options. The terms of specific options, including whether options shall constitute “incentive stock options” for purposes of Section 422(b) of the Internal Revenue Code, shall be determined by the Compensation Committee. The exercise price of an option shall be determined by the Compensation Committee and reflected in the applicable award agreement. The exercise price with respect to incentive stock options may not be lower than 100% (110% in the case of an incentive stock option granted to a 10% stockholder, if permitted under the plan) of the fair market value of the Company’s common stock on the date of grant. Each option will be exercisable after the period or periods specified in the award agreement, which will generally not exceed ten years from the date of grant (or five years in the case of an incentive stock option granted to a 10% stockholder, if permitted under the plan). Options will be exercisable at such times and subject to such terms as determined by the Compensation Committee.

     Restricted Shares of Common Stock. A restricted share award is an award of shares of common stock that is subject to restrictions on transferability and such other restrictions, if any, as the committee may impose at the date of grant. Grants of restricted shares of common stock will be subject to vesting schedules as determined by the Compensation Committee. The restrictions may lapse separately or in combination at such times, under such circumstances, including, without limitation, a specified period of employment or the satisfaction of pre established criteria, in such installments or otherwise, as the Compensation Committee may determine. Unless otherwise stated in the applicable award agreement, a participant granted restricted shares of common stock has all of the rights of a stockholder, including, without limitation, the right to vote and the right to receive dividends on the restricted shares of common stock.

     Although dividends may be paid on restricted shares of common stock, whether or not vested, at the same rate and on the same date as on shares of the Company’s common stock, holders of restricted shares of common stock are prohibited from selling such shares until they vest.

     Phantom Shares. Phantom shares, when issued, will reduce the number of shares available for grant under the 2012 Plan and will vest as provided in the applicable award agreement. A phantom share represents a right to receive the fair market value of a share of common stock, or, if provided by the Compensation Committee, the right to receive the fair market value of a share of common stock in excess of a base value established by the Compensation Committee at the time of grant. Phantom shares may generally be settled in cash or by transfer of shares of common stock (as may be elected by the participant or the committee, as may be provided by the committee at grant). The committee may, in its discretion and under certain circumstances, permit a participant to receive as settlement of the phantom shares installments over a period not to exceed ten years.

     Dividend Equivalents. A dividend equivalent is a right to receive (or have credited) the equivalent value (in cash or shares of common stock) of dividends paid on shares of common stock otherwise subject to an award. The Compensation Committee may provide that amounts payable with respect to dividend equivalents shall be converted into cash or additional shares of common stock. The Compensation Committee will establish all other limitations and conditions of awards of dividend equivalents as it deems appropriate.

     Restricted Limited Partnership Units. A restricted limited partnership unit represents OP units or may include LTIP units that are structured as profit interests in the Operating Partnership, providing distributions to the holder of the award based on the achievement of specified levels of profitability by the Operating Partnership or the achievement of certain goals or events. The restricted OP units may be convertible into or exchangeable for other securities of the Operating Partnership or into shares of the Company’s capital stock. The Compensation Committee will establish all other limitations and conditions of awards of restricted OP units as it deems appropriate.

     Other share-based awards. The 2012 Plan authorizes the granting of other awards based upon shares of the Company’s common stock (including the grant of securities convertible into shares of common stock and share appreciation rights), subject to terms and conditions established at the time of grant.

Change in Control

     The 2012 Plan provides that, in the event of a “change in control” (as such term is defined in the 2012 Plan), the Compensation Committee shall take any such action as in its discretion it shall consider necessary to maintain each grantee’s rights under the 2012 Plan (including under each such grantee’s applicable award agreement) so that such grantee’s rights are substantially proportionate to the rights existing prior to such event, including, without limitation, adjustments in the number of shares, options or other awards granted, the number and kind of shares or other property to be distributed in respect of any options or rights previously granted under the plan, and the exercise price, purchase price, and performance-based criteria established in connection with any grants (to the extent consistent with Section 162(m) of the Internal Revenue Code, as applicable).

Other Changes

     The Company’s board of directors may amend, alter, suspend or discontinue the 2012 Plan but cannot take any action that would materially impair the rights of a participant’s existing grants without the participant’s consent, unless necessary for compliance with applicable law or legislation or to meet the requirements of any accounting standard or to correct an administrative error. To the extent necessary and desirable (including, as required by law or any stock exchange rules) the board of directors must obtain approval of the Company’s stockholders for any amendment that would:

  other than through adjustment as provided in the 2012 Plan, increase the total number of shares of common stock reserved for issuance under the 2012 Plan; or

  change the class of officers, directors, employees, consultants and advisors eligible to participate in the 2012 Plan.

     The Compensation Committee or the Company’s board of directors may amend the terms of any award granted under the 2012 Plan, prospectively or retroactively, but, generally may not impair the rights of any participant without his or her consent.

Compensation Committee Interlocks and Insider Participation

     There are no Compensation Committee interlocks and no insider participation in compensation decisions that are required to be reported under the rules and regulations of the Exchange Act.

Compensation Committee Report

     The Compensation Committee evaluates and establishes equity award compensation for the Advisor and personnel of the Advisor and its affiliates who support the Advisor in providing services to the Company under its Investment Advisory Agreement and administers the Company’s 2012 Plan. The Compensation Committee consults with the Company's executive officers when recommending to the board of directors the level of grants under the 2012 Plan to be payable to the personnel of the Advisor and its affiliates. While management has the primary responsibility for the Company’s financial reporting process, including the disclosure of executive compensation, the Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth in this annual report on Form 10-K. The Compensation Committee is satisfied that the Compensation Discussion and Analysis fairly represents the philosophy, intent and actions of the Compensation Committee with regard to executive compensation. The Compensation Committee recommended to the Company’s board of directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for filing with the SEC.

Marran Ogilvie, Chairperson
James Zinn
Daniel Mudge

The foregoing Compensation Committee Report shall not be deemed under the Securities Act or the Exchange Act to be (i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by the Company with the SEC, except to the extent that the Company specifically incorporates such report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information as of March 25, 2013 regarding the beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the beneficial owner of 5% or more of the outstanding common stock, (ii) the Company’s named executive officers, (iii) the Company’s directors and (iv) all of the Company’s directors and executive officers as a group. Beneficial ownership includes any shares over which the beneficial owner has sole or shared voting or investment power and also any shares that the beneficial owner has the right to acquire within 60 days of such date through the exercise of options or other rights. The percentages below are based on 7,970,886 shares of the Company’s common stock outstanding as of March 25, 2013, unless otherwise specified.

     Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power. Except as indicated in the footnotes to the table below, the business address of the stockholders listed below is the address of the Company’s principal executive office, Two Bridge Avenue, Suite 322, Red Bank, New Jersey 07701-1106.

	Number of Shares	Percentage of
Names and Business Address	Beneficially Owned	All Shares(1)
Christian Zugel(2)	129,481	1.62%

Michael Szymanski(3)	16,246	*

Denise Crowley(4)	11,437	*

Paul McDade	900	*

Brian Hargrave	5,499	*

Nisha Motani(5)	374	*

Daniel Mudge	—	—

Marran Ogilvie	—	—

Eric Reimer	—	—

James Zinn	—	—

All directors and executive officers as a group (10 persons)	163,937	2.06%

5% or Greater Beneficial Owners

Entities Affiliated with Jerome Kohlberg(6)	422,562	5.30%

Entities Affiliated with OP-Pohjola Bank Group(7)	527,119	6.61%
____________________

*	Denotes less than 1%.

(1)	For purposes of calculating the percentage beneficially owned by Christian Zugel, OP units shown as beneficially owned by Mr. Zugel are considered to represent outstanding shares of common stock for Mr. Zugel, but not for other persons shown in the table. OP units may be exchanged for cash or, at the Company’s option, shares of its common stock.
(2)	This amount is comprised of 95,823 shares of the Company’s common stock and 33,658 OP units held by the individual, his or her spouse and through various trusts, and for which the individual has acted as the grantor and for which the trustees of each trust have sole voting and investment power with respect to the shares of the Company’s common stock held by each trust.
(3)	The shares of common stock are held jointly by Mr. Szymanski and his spouse.
(4)	This amount includes shares of common stock held through the accounts of DC DE LLC. Denise Crowley is the manager of DCDE LLC, and, as such, has sole voting and investment power with respect to the shares.
(5)	Includes 80 shares of common stock held by Ms. Motani's spouse.
(6)	Includes 10,895 shares of common stock held of record by Kisco Tax Exempt Investors LLC, 329,954 shares of common stock held of record by the Jerome Kohlberg Revocable Trust, and 81,713 shares of common stock held of record by Kohlberg Foundation Inc. Mr. Kohlberg exercises shared voting and dispositive control over these shares and, while he does not have a pecuniary interest in these shares, he may be deemed to be their beneficial owner. The business address of Jerome Kohlberg, Kisco Tax Exempt Investors LLC, Jerome Kohlberg Revocable Trust and Kohlberg Foundation Inc. is c/o Kisco Office Services Corp., 111 Radio Circle, Mt. Kisco, NY 10549.
(7)	Includes 39,619 shares of common stock held of record by OP Bank Group Mutual Insurance Company, 162,500 shares of common stock held of record by OP Bank Group Pension Foundation, and 325,000 shares of common stock held of record by OP Bank Group Pension Fund. OP-Pohjola Bank Group has arranged its statutory and supplementary pension schemes through OP Bank Group Pension Fund and OP Bank Group Pension Foundation and may be deemed to be the beneficial owner of the shares of common stock held of record by them. OP Bank Group Mutual Insurance Company is OP-Pohjola Bank Group internal insurance company which forms part of the Group’s internal risk management system. The business address of OP-Pohjola Bank Group, OP Bank Group Mutual Insurance Company, OP Bank Group Pension Foundation and OP Bank Group Pension Fund is Teollisuuskatu 1 aA, Helsinki, Finland 00510.

Equity Compensation Plan Information

     The 2012 Plan authorizes the Compensation Committee to approve grants of equity-based awards to the Company’s officers and directors and officers and employees of the Advisor and its affiliates. The 2012 Plan provides for grants of equity awards up to, in the aggregate, the equivalent of 5% of the issued and outstanding shares of the Company’s common stock from time to time (on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities into shares of common stock)) at the time of the award. At December 31, 2012, no awards had been granted under the 2012 Plan, and at March 25, 2013, 444,890 shares were available for future issuance under the 2012 Plan.

Number of securities
	Number of securities		remaining available for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of	exercise price of	compensation plans (excluding
	outstanding options,	outstanding options,	securities reflected in the first
Award	warrants and rights)	warrants and rights	column of this table)(1)
Equity compensation plans approved by	—	$—	—
stockholders

Equity compensation plans not approved
by stockholders(2)	—	—	444,890

Total	—	$—	444,890
____________________

(1)	The 2012 Plan provides for grants of equity awards up to, in the aggregate, the equivalent of 5% of the issued and outstanding shares of the Company’s common stock from time to time (on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities into shares of common stock)) at the time of the award. See Item 11, “Executive Compensation—2012 Equity Incentive Plan and Other Matters,” of this annual report on Form 10-K.
(2)	The 2012 Plan was adopted in December 2012, prior to the completion of the Company’s IPO. No awards have been granted pursuant to this plan.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Conflicts of Interest and Related Party Transactions

Asset Allocations

     The Company is dependent on its Advisor for its day-to-day management, and the Company does not have any independent officers or employees. Each of the Company’s officers and non-independent directors is also an employee of its Advisor or its affiliates. See also Item 11, “Executive Compensation,” of this annual report on Form 10-K. The Investment Advisory Agreement between the Company and the Advisor was negotiated between related parties and its terms, including fees and other amounts payable, may not be as favorable to the Company as if they had been negotiated on an arm’s-length basis with unaffiliated third parties. In addition, the ability of the Advisor and its officers and personnel to engage in other business activities, including the management of other entities and separate accounts, may reduce the time its Advisor and its Advisor’s affiliates and their respective officers and personnel spend managing the Company.

     Various potential and actual conflicts of interest may arise from the overall investment activities of the Advisor, its affiliates, investment management clients or investment funds managed by it. ZAIS has in the past served, is currently serving and will in the future serve as the investment adviser to a series of funds, dedicated funds and managed accounts, which also invest in the Company’s target assets.

     Further, ZAIS and its affiliates may also invest for the Other Clients. Certain of the Other Clients have significant uninvested capital and will likely compete with the Company. Accordingly, the Company and the Other Clients may co-invest in many of the same securities and issues. The Other Clients may also invest in target assets that would be appropriate investments for the Company. The Advisor intends to allocate investment opportunities to the Company and the Other Clients in a fair and equitable manner, consistent with the Company’s and the Other Clients’ investment objectives and approaches. The Advisor allocates investment opportunities to Other Clients which have a current strategy allocation to a given sector (the “Allocation Accounts”). The allocation of individual investments is specifically documented and retained on record. In general, allocations are made on a pro-rata basis taking into account the available cash and capital of the respective Allocation Accounts. Pro-rata allocations may be modified for constraints unique to the Allocation Account such as portfolio concentrations, tax consequences, regulatory restrictions or liquidity requirements, among others. This policy does not require the Advisor to act in a way that is favorable to the Company, and such investments made on the Company’s behalf may be different from those made on behalf of the Other Clients.

     The Advisor, its affiliates and/or the Other Clients may have economic interests in or other relationships with issuers in whose obligations or securities the Company may invest. In particular, such persons may make and/or hold an investment in an issuer’s securities that may be pari passu, senior or junior in ranking to an investment in such issuer’s securities made and/or held by the Company. In particular, the Company and the Other Clients may also hold different tranches of the same RMBS or CDO securities where the tranche of an RMBS or CDO security held by the Company may be subordinate or senior to the tranche held by the Other Clients. The Company may also invest in an issuer’s securities in which its Advisor, its Advisor’s affiliates and/or the Other Clients serve on boards of directors, or own an equity interest, have a financial interest or otherwise have ongoing relationships. Each of such ownership and other relationships may result in securities laws restrictions on transactions in such securities by the Company and otherwise create conflicts of interest for the Company. In such instances, the Advisor and its affiliates may in their discretion make investment recommendations and decisions that may be the same as or different from those made with respect to the Company. Additionally, the Company and the Other Clients may take adverse positions in the same securities and issues and the Company and the Other Clients may choose to liquidate positions at different times.

     In addition to the existing funds for which ZAIS acts as investment advisor, ZAIS may, in the future, establish new funds or enter into new managed account arrangements with investment strategies that are the same or substantially similar to the Company’s strategy, including funds and accounts investing primarily in the Company’s target assets, including RMBS and residential mortgage loans. ZAIS will allocate investments between the Company and such other funds in a fair and equitable manner, taking into account any capacity or liquidity constraints.

     Although the officers and employees of the Advisor and its affiliates devote as much time to the Company as each of them deems appropriate, they may have conflicts in allocating their time and services among the Company, their affiliates, and the Other Clients. In the course of performing its duties to the Company, the Advisor may consider its relationships with its affiliates and their respective clients. The Advisor may decline to pursue a particular investment opportunity on the Company’s behalf in view of such relationships. In providing services to Other Clients, the Advisor and its affiliates may recommend activities that would compete with or otherwise adversely affect the Company.

     In addition, the Advisor, its affiliates, its investment management clients and investment funds managed by it in connection with their other business activities, may acquire material non-public confidential information that may restrict them from purchasing securities or selling securities (or recommending purchases or sales) for themselves or their clients or otherwise using such information for the benefit of their clients or themselves. Accordingly, during certain periods or in certain circumstances, the Advisor may be unable as a result of such restrictions to buy or sell securities or to take other actions that it might consider to be in the Company’s best interests.

     ZAIS and one or more of its affiliates may hold equity or other interests in the collateral managers of issuers in whose securities the Company has invested or may invest, or any reference entities referred to in credit default swap contracts or asset-backed security indices, and receives and may continue to receive such equity interests or distributions in respect thereof from such collateral managers as a result of the Company’s investment or other funds or issuers for which ZAIS acts as investment advisor. Receipt of any such interests or amounts will be solely the property of ZAIS or such affiliate(s), as the case may be, without any credit to the Company or any reduction in the fees payable by the Company to the Advisor. In addition, ZAIS may take a long (or short) position for one or more Other Clients in an investment in which the Company is short (or long). More particularly, ZAIS or its affiliates may serve as collateral manager or investment adviser for an Other Client (including a CDO) whose reference portfolio contains long positions in the same reference obligation that the Company is short, or, alternatively, an Other Client (including a CDO) whose reference portfolio contains short positions in the same reference obligation that the Company is long.

     Additionally, some of the target assets purchased by the Company may be purchased from portfolios of investments held for the account(s) of one or more of the Other Clients. The Company may purchase target assets from its Advisor, its affiliates or any such Other Client only to the extent (i) such purchases are made at fair market value (as determined in good faith by the Advisor) and otherwise on arm’s-length terms and (ii) the Advisor determines that such purchases are consistent with its investment guidelines and objectives, the restrictions contained in the Investment Advisory Agreement and applicable law. The Company may also invest in other companies or pooled investment vehicles focused on investing in Agency RMBS and/or any class of its targeted assets. The Company may make investments in such vehicles which are managed by the Advisor or one of its affiliates. The Advisor and its affiliates also may sell target assets initially purchased for the Company to Other Clients.

     The Company will not, however, purchase any assets from, or issued by, any Other Client or any entity managed by the Advisor or its affiliates, or sell any asset to any Other Client or any such other entity without the consent of a majority of the Company’s board of directors, including a majority of its independent directors. A majority of its independent directors may amend this affiliated investment policy at any time without stockholder consent.

     Further, the Advisor may purchase on the Company’s behalf securities in one or more Other Clients so long as the underlying investments of such Other Clients primarily consist of the Company’s target assets. The Company’s investments in such Other Clients may include debt or equity interests that are subordinate in right of payment to other securities or interests issued by such Other Clients and generally will not be readily marketable. In certain cases, the Company may sell assets to a Other Clients but repurchase a portion of the credit risk of the assets through ownership of a subordinated debt or equity interest in the Other Clients. ZAIS, or its affiliates, as applicable, shall either cause the documentation for any such Other Clients to, or shall itself, waive or rebate any applicable senior management fees, subordinated management fees, incentive fees or residual interests of such Other Clients that would otherwise payable by the Company. Instances may arise wherein funds sponsored or managed by ZAIS and from which ZAIS receives substantial compensation could not have been formed without the Company’s participation as a seller of assets to or a purchaser of securities issued by such Other Clients. The Advisor may have a conflict of interest in causing the Company to participate in, as well as in using its assets to help form, such funds. See also Item 1A, “‘Risk Factors—Risks Associated With the Company’s Management and its Relationship With its Advisor—There are conflicts of interest in the Company’s relationship with ZAIS and its affiliates, which could result in decisions that are not in the best interests of the Company’s stockholders,” of this annual report on Form 10-K.

Investment Advisory Agreement

     The Company has entered into an Investment Advisory Agreement with its Advisor, pursuant to which its Advisor provides the day-to-day management of its operations. The Investment Advisory Agreement requires the Advisor to manage its business affairs in conformity with the policies and the guidelines that are approved and monitored by the Company’s board of directors. The Investment Advisory Agreement has an initial three-year term and will be renewed for one-year terms thereafter unless terminated by either the Company or the Advisor. The Advisor is entitled to receive a termination fee from the Company, under certain circumstances. The Company is also obligated to reimburse certain expenses incurred by its Advisor. The Advisor is entitled to receive, from the Company, an advisory fee. The Operating Partnership will pay to the Advisor an advisory fee, calculated and payable quarterly in arrears, equal to 1.5% per annum, calculated and paid (in cash) quarterly in arrears, of the Company’s Stockholders’ Equity (as defined in the Investment Advisory Agreement). Prior to the completion of the IPO, the fee was calculated based on the Company’s Net Asset Value as defined in the Investment Advisory Agreement (not its Stockholders’ Equity). For the year ended December 31, 2012, the Advisor was paid an advisory fee equal to 1.5% per annum of the Company’s Net Asset Value (as defined in the Investment Advisory Agreement), calculated and payable (in cash) quarterly in arrears. This fee (which was recorded as an advisory fee expense - related party) totaled $0.9 million for the year ended December 31, 2012.

     The Company’s officers and non-independent directors are also employees of the Advisor or its affiliates. As a result, the Investment Advisory Agreement between the Company and its Advisor was negotiated between related parties, and its terms, including fees and other amounts payable, may not be as favorable to the Company as if they had been negotiated with unaffiliated third parties. The Company has agreed to pay its Advisor an advisory fee that is not tied to its performance. Because of this, the advisory fee may not sufficiently incentivize the Advisor to generate attractive risk-adjusted returns for the Company. See Item 1A, ‘‘Risk Factors—Risks Associated With the Company’s Management and its Relationship With its Advisor—There are conflicts of interest in the Company’s relationship with ZAIS and its affiliates, which could result in decisions that are not in the best interests of the Company’s stockholders,” of this annual report on Form 10-K.

ZAIS License Agreement

     The Company has entered into a license agreement with ZAIS pursuant to which ZAIS has granted to the Company a revocable, non-exclusive, royalty free license to use the name ‘‘ZAIS.’’ Under this agreement, the Company has a right to use this name and trademark for so long as the Advisor or another affiliate of ZAIS serves as the Advisor pursuant to the Investment Advisory Agreement. In the event the investment advisory agreement is terminated, the Company would be required to change its name to eliminate the use of ‘‘ZAIS.’’

Restricted Common Stock and Other Equity Based Awards

     The Company’s 2012 Plan provides for grants of restricted common stock and other equity based awards up to, in the aggregate, the equivalent of 5% of the issued and outstanding shares of the Company’s common stock from time-to-time (on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities into shares of common stock)) at the time of the award.

Purchases of Common Stock by Affiliates

     In connection with the capital raising and other transactions the Company completed as described in this annual report on Form 10-K, the ZAIS Parties acquired 510,047 net shares of the Company’s common stock and 33,658 OP units for a weighted average purchase price of $20.47 per share/OP unit. All of these shares were acquired at a book value per share as of a month end prior to the purchase. The ZAIS Parties are entitled to the benefits of a registration rights agreement with respect to these shares of common stock and OP units.

Indemnification and Limitation of Directors’ and Officers’ Liability

     Maryland law permits a Maryland corporation to include in its charter a provision limiting the liability of its directors and officers to the corporation and its stockholders for money damages except for liability resulting from (1) actual receipt of an improper benefit or profit in money, property or services or (2) active and deliberate dishonesty established by a final judgment as being material to the cause of action. The Company’s charter contains such a provision which eliminates the liability of the Company’s directors and officers to the maximum extent permitted by Maryland law.

     The Company has entered into indemnification agreements with each of its directors and executive officers that provide for indemnification to the maximum extent permitted by Maryland law.

Registration Rights Agreement

     In connection with the capital raising and other transactions the Company has completed in connection with its formation and the private placements of its shares of common stock and OP units, the Company entered into registration rights agreements with its existing stockholders and OP unitholders, including the ZAIS Parties. Pursuant to these agreements, the Company has agreed for the benefit of such holders that it will, at its own expense (i) use reasonable efforts to file with the SEC a resale shelf registration statement (providing for the resale of the shares of common stock issued in or in exchange for shares of common stock or OP units), no later than 270 days after the IPO, subject to extension if the Company is bound by a lock-up agreement that restricts the filing of the registration statement, in which event the Company will be required to use reasonable efforts to file the registration statement within 30 days after the expiration of such lock-up period, (ii) use commercially reasonable efforts to cause the resale shelf registration statement to be declared effective by the SEC under the Securities Act as promptly as practicable after the filing, (iii) use commercially reasonable efforts to maintain a listing for such shares of common stock registered on such resale shelf registration statement for trading on the NYSE, and (iv) use commercially reasonable efforts to maintain the resale shelf registration statement’s effectiveness under the Securities Act until the first to occur of (A) such time as all of such shares of common stock covered by the resale shelf registration statement have been sold pursuant to the resale shelf registration statement or pursuant to Rule 144 under the Securities Act and (B) the second anniversary after the completion of the IPO.

Review, Approval or Ratification of Transactions with Related Persons

     The Company does not have a policy that expressly prohibits its directors, officers, security holders and affiliates from engaging for their own account in business activities of the types conducted by the Company. However, the Company’s Code of Conduct and Ethics contains a conflicts of interest policy that prohibits the Company’s directors, officers and employees, to the extent the Company has employees in the future, from engaging in any transaction that involves an actual conflict of interest with the Company as determined by a majority of the Company’s directors.

Director Independence

     For information about the Company’s board of directors, its committees, and the independence of certain of its directors, see Item 10, “Directors, Executive Officers and Corporate Governance,” of this annual report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

Audit Fees

     From its inception, the Company has engaged the firm of PricewaterhouseCoopers LLP as its independent registered public accounting firm. The Company’s Audit Committee has engaged PricewaterhouseCoopers LLP as its auditors for the year ended December 31, 2012.

     The following table sets forth the approximate aggregate fees billed or expected to be billed to the Company during the year ended December 31, 2012 and for the period from July 29, 2011 (the date of the Company's inception) to December 31, 2011 by PricewaterhouseCoopers LLP, categorized in accordance with SEC definitions and rules:

		For the period from
		July 29, 2011 (the
		date of the
		Company's
	For the year ended	inception) to
	December 31, 2012	December 31, 2011
Audit Fees(1)	$1,908,705	$612,312
Audit Related Fees(2)	-	-
Tax Fees(3)	140,575	187,465
All Other Fees	88,581	183,622
Total Fees	$2,137,861	$983,399
____________________

(1)	This category consists of fees billed or expected to be billed to the Company for professional services rendered for the audits of the Company’s audited 2012 and 2011 financial statements for each of the 2012 and 2011 fiscal years and other audit services.
(2)	This category consists of fees billed or expected to be billed to the Company for audit-related services performed by PricewaterhouseCoopers LLP.
(3)	This category consists of fees billed or expected to be billed to the Company by PricewaterhouseCoopers LLP for tax compliance and consultation services.

Pre-Approval by Audit Committee

     The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15. Exhibits.

Documents filed as part of the report

The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements:

     The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 71 through 96 of this annual report on Form 10-K and are incorporated herein by reference. See Item 8, ‘‘Financial Statements and Supplementary Data,” filed herewith, for a list of financial statements.

(2)	Financial Statement Schedule:

     All financial statement schedules have been omitted because the required information is not applicable or deemed not material, or the required information is presented in the consolidated financial statements and/or in the notes to consolidated financial statements filed in response to Item 8 of this annual report on Form 10-K.

(3)	Exhibits Files:

3.1*	Articles of Amendment and Restatement of ZAIS Financial Corp., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

3.2*	Articles Supplementary of ZAIS Financial Corp., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

3.3*	Bylaws of ZAIS Financial Corp., incorporated by reference to Exhibit 3.3 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

4.1*	Specimen Common Stock Certificate of ZAIS Financial Corp., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.1*	Second Amended and Restated Investment Advisory Agreement, dated as of December 13, 2012, by and among ZAIS Financial Corp., ZAIS Financial Partners, L.P., ZAIS Asset I, LLC, ZAIS Asset II, LLC, ZAIS Asset III, LLC, ZAIS Asset IV, LLC and ZAIS REIT Management, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.2*	Agreement of Limited Partnership, dated as of July 29, 2011, of ZAIS Financial Partners, L.P., as amended on August 3, 2011, October 11, 2012, and December 13, 2012, incorporated by reference to Exhibit 10.2 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.3	Amendment to Agreement of Limited Partnership, dated as of February 13, 2013, of ZAIS Financial Partners, L.P.

10.4*	Registration Rights Agreement, dated August 3, 2011, among ZAIS Financial Corp., ZAIS Group, LLC and certain persons listed on Schedule I thereto, incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.5*	First Amended and Restated Registration Rights Agreement, dated October 11, 2012, among ZAIS Financial Corp., ZAIS Group, LLC and certain persons listed on Schedule I thereto, incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.6*	First Amended and Restated Registration Rights Agreement, dated December 13, 2012, among ZAIS Financial Corp., ZAIS REIT Management, LLC and certain persons listed on Schedule I thereto, incorporated by reference to Exhibit 10.5 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.7*	Indemnification Agreement, dated August 3, 2011, between ZAIS Financial Corp. and Christian Zugel, incorporated by reference to Exhibit 10.6 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.8*	Indemnification Agreement, dated August 3, 2011, between ZAIS Financial Corp. and Michael Szymanski, incorporated by reference to Exhibit 10.7 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.9*	Indemnification Agreement, dated August 3, 2011, between ZAIS Financial Corp. and Denise Crowley, incorporated by reference to Exhibit 10.8 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.10*	Indemnification Agreement, dated August 3, 2011, between ZAIS Financial Corp. and Paul McDade, incorporated by reference to Exhibit 10.9 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.11*	Indemnification Agreement, dated August 3, 2011, between ZAIS Financial Corp. and Brian Hargrave, incorporated by reference to Exhibit 10.10 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.12*	Indemnification Agreement, dated December 13, 2012, between ZAIS Financial Corp. and Steven Haber, incorporated by reference to Exhibit 10.11 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.13	Indemnification Agreement, dated February 7, 2013, between ZAIS Financial Corp. and Daniel Mudge

10.14	Indemnification Agreement, dated February 7, 2013, between ZAIS Financial Corp. and Marran Ogilvie

10.15	Indemnification Agreement, dated February 7, 2013, between ZAIS Financial Corp. and Eric Reimer

10.16	Indemnification Agreement, dated February 7, 2013, between ZAIS Financial Corp. and James Zinn

10.17	Indemnification Agreement, dated March 20, 2013, between ZAIS Financial Corp. and Nisha Motani

10.18*	ZAIS Financial Corp. 2012 Equity Incentive Plan incorporated by reference to Exhibit 10.13 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.19	License Agreement, dated February 5, 2013, between ZAIS Financial Corp. and ZAIS Group, LLC.

10.20*	Forms of Irrevocable Exchange and Subscription Agreement between various contributors and ZAIS Financial Corp. (relating to the initial formation transactions) incorporated by reference to Exhibit 10.15 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

21.1	List of Subsidiaries of ZAIS Financial Corp.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAIS Financial Corp.

Date: March 28, 2013	By:	/s/ Michael Szymanski
Michael Szymanski
Chief Executive Officer, President and Director
(principal executive officer)

Date: March 28, 2013	By:	/s/ Paul McDade
Paul McDade
Chief Financial Officer and Treasurer
(principal financial officer)

Date: March 28, 2013	By:	/s/ Christian Zugel
Christian Zugel
Chairman of the Board

Date: March 28, 2013	By:	/s/ Denise Crowley
Denise Crowley
Director

Date: March 28, 2013	By:	/s/ Nisha Motani
Nisha Motani
Chief Accounting Officer
(principal accounting officer)

Date: March 28, 2013	By:	/s/ Daniel Mudge
Daniel Mudge
Director

Date: March 28, 2013	By:	/s/ Marran Ogilvie
Marran Ogilvie
Director

Date: March 28, 2013	By:	/s/ Eric Reimer
Eric Reimer
Director

Date: March 28, 2013	By:	/s/ James Zinn
James Zinn
Director