Form 10-Q
period 2013-03-31
ZAIS Financial Corp.
filed 2013-05-15
CIK 1527590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Commission File Number: 001-35808

ZAIS FINANCIAL CORP.
(Exact Name of Registrant as Specified in its Charter)

Maryland	90-0729143 (IRS
(State or Other Jurisdiction of	Employer
Incorporation or Organization)	Identification No.)

Two Bridge Avenue, Suite 322 Red Bank, New Jersey 07701-1106
(Address of Principal Executive Offices, Including Zip Code)

(732) 978-7518
(Registrant's Telephone Number, Including Area Code)

     Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a
smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

     The Company has one class of common stock, par value $0.0001 per share, 7,970,886 shares outstanding as of May 13, 2013.

ZAIS FINANCIAL CORP.
FORM 10-Q TABLE OF CONTENTS

PART I. Financial Information
Item 1. Financial Statements

ZAIS Financial Corp. and Subsidiaries Consolidated Balance Sheets

(Expressed in United States Dollars)
	March 31, 2013	December 31, 2012
Assets	(unaudited)
Cash	$12,808,368	$19,061,110
Restricted cash	9,860,556	3,768,151
Real estate securities, at fair value - $354,448,161 and $133,538,998 pledged as collateral, respectively	455,928,473	170,671,683
Mortgage loans, at fair value	10,839,809	-
Derivative assets, at fair value	436,876	-
Other assets	1,870,572	1,345,665
Receivable for real estate securities sold	-	6,801,398
Total assets	$491,744,654	$201,648,007
Liabilities
Repurchase agreements	$295,609,039	$116,080,467
Derivative liabilities, at fair value	1,086,340	1,144,744
Accounts payable and other liabilities	3,576,335	1,820,581
Accrued interest payable	204,154	74,966
Common stock repurchase liability	-	11,190,687
Payable for real estate securities purchased	-	6,195,767
Total liabilities	300,475,868	136,507,212

Commitments and contingencies (Note 11)

Stockholders’ equity
12.5% Series A cumulative non-voting preferred stock, $0.0001 par value; 50,000,000 shares authorized; zero shares and 133 shares issued and outstanding, respectively	-	-
Common stock $0.0001 par value; 500,000,000 shares authorized; 7,970,886 shares issued and 7,970,886 shares outstanding, and 2,586,131, shares issued and 2,071,096 shares outstanding, respectively	798	207
Additional paid-in capital	164,401,707	39,759,770
Retained earnings	6,941,163	5,281,941
Total ZAIS Financial Corp. stockholders' equity	171,343,668	45,041,918
Non-controlling interests in Operating Partnership	19,925,118	20,098,877
Total stockholders' equity	191,268,786	65,140,795

Total liabilities and stockholders' equity	$491,744,654	$201,648,007

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries Consolidated Statements of Operations (unaudited)

(Expressed in United States Dollars)
	Three Months Ended March 31,
	2013	2012
Interest income
Real estate securities	$3,407,127	$2,761,050
Mortgage loans	28,906	-
Total interest income	3,436,033	2,761,050

Interest expense
Repurchase agreements	514,035	288,740
Total interest expense	514,035	288,740
Net interest income	2,921,998	2,472,310

Other gains / (losses)
Change in unrealized gain / loss on real estate securities and mortgage loans	874,371	6,489,794
Realized loss on real estate securities	-	(2,061,045)
Gain on derivative instruments	281,144	141,815
Total other gains / (losses)	1,155,515	4,570,564

Expenses
Professional fees	1,261,184	545,111
Advisory fee - related party	488,385	227,295
General and administrative expenses	354,249	37,315
Total expenses	2,103,818	809,721
Net income	1,973,695	6,233,153
Net income allocated to non-controlling interests	299,094	-
Preferred dividends	15,379	3,417
Net income attributable to ZAIS Financial Corp.
common stockholders	$1,659,222	$6,229,736
Net income per share applicable to common
stockholders - basic and diluted	$.32	$2.06

Weighted average number of shares of common stock:
Basic	5,142,053	3,022,617
Diluted	6,068,967	3,022,617

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries Consolidated Statements of Stockholders’ Equity

(Expressed in United States Dollars)	Preferred Stock		Common Stock			(Accumulated	Total	Non-controlling
	Shares of	Preferred	Shares of	Common	Additional	Deficit) /	ZAIS Financial Corp.	Interests
	Preferred	Stock	Common	Stock	Paid-in	Retained	Stockholders'	in Operating	Total
	Stock	at Par	Stock	at Par	Capital	Earnings	Equity	Partnership	Equity
Balance at December 31, 2011	-	$-	3,022,617	$302	$60,452,038	$(5,134,466)	$55,317,874	$-	$55,317,874
Net proceeds from offering of preferred stock	133	-	-	-	115,499	-	115,499	-	115,499
Net proceeds from offering of OP units	-	-	-	-	-	-	-	20,393,704	20,393,704
Net proceeds from offering of common stock	-	-	232,039	24	4,757,446	-	4,757,470	-	4,757,470
Dividends on OP units	-	-	-	-	-	-	-	(1,117,280)	(1,117,280)
Dividends on common stock	-	-	-	-	-	(9,471,442)	(9,471,442)	-	(9,471,442)
Repurchase of common shares	-	-	(668,525)	(67)	(14,181,192)	-	(14,181,259)	-	(14,181,259)
Common stock repurchase liability	-	-	(515,035)	(52)	(10,923,892)	-	(10,923,944)	-	(10,923,944)
Rebalancing of ownership percentage between the Company and Operating Partnership	-	-	-	-	(460,129)	-	(460,129)	460,129	-
Net income	-	-	-	-	-	19,887,849	19,887,849	362,324	20,250,173
Balance at December 31, 2012	133	-	2,071,096	207	39,759,770	5,281,941	45,041,918	20,098,877	65,140,795

Reversal of Common stock repurchase liability	-	-	249,790	25	5,440,150	-	5,440,175	-	5,440,175
Repurchase of preferred shares	(133)	-	-	-	(133,000)	-	(133,000)	-	(133,000)
Net proceeds from initial public offering			5,650,000	566	118,861,934	-	118,862,500	-	118,862,500
Rebalancing of ownership percentage between the Company and Operating Partnership	-	-	-	-	472,853	-	472,853	(472,853)	-
Net income	-	-	-	-	-	1,659,222	1,659,222	299,094	1,958,316
Balance at March 31, 2013 (unaudited)	-	$-	7,970,886	$798	$164,401,707	$6,941,163	$171,343,668	$19,925,118	$191,268,786

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

(Expressed in United States Dollars)
	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$1,973,695	$6,233,153
Adjustments to reconcile net income to net cash provided by operating activities
Net (accretion)/amortization of (discounts)/premiums related to real estate securities and mortgage loans	(1,243,337)	(958,947)
Change in unrealized gain on real estate securities and mortgage loans	(874,371)	(6,489,794)
Realized loss on real estate securities	-	2,061,045
Change in unrealized loss on derivative instruments	(495,280)	(286,777)
Changes in operating assets and liabilities
(Increase) / decrease in other assets	(524,907)	20,236
Increase in accounts payable and other liabilities	1,163,992	256,180
Increase / (decrease) in accrued interest payable	129,188	(4,858)
Net cash provided by operating activities	128,980	830,238
Cash flows from investing activities
Acquisitions of real estate securities, net of change in payable for real estate securities purchased	(296,721,567)	(65,083,042)
Proceeds from principal repayments on real estate securities	7,386,718	2,224,414
Proceeds from sales of real estate securities, net of changes in receivable for real estate securities sold	6,801,398	25,502,294
Acquisition of mortgage loans	(10,839,809)	-
Restricted cash (used) in / provided by investment activities	(6,092,405)	424,597
Net cash used in investing activities	(299,465,665)	(36,931,737)
Cash flows from financing activities
Proceeds from issuance of common stock, net	118,862,500	-
Proceeds from issuance of preferred stock, net	-	115,499
Payment of common stock repurchase liability	(5,158,750)	-
Borrowings from repurchase agreements	222,304,476	47,726,362
Repayments of repurchase agreements	(42,775,904)	(11,876,913)
Repurchase of preferred stock including dividend	(148,379)	-

Net cash provided by financing activities	293,083,943	35,964,948
Net decrease in cash	(6,252,742)	(136,551)
Cash
Beginning of period	19,061,110	6,326,724
End of period	$12,808,368	$6,190,173
Supplemental disclosure of cash flow information
Interest paid on repurchase agreements	$384,847	$293,598
Taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries Notes to Consolidated Financial Statements (unaudited)
1.	Formation and Organization

ZAIS Financial Corp. (the “Company”) was incorporated in Maryland on May 24, 2011, and has elected to be taxed and to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2011. The Company was initially capitalized and commenced operations on July 29, 2011, when it completed an exchange of a mutually agreed upon portion of the shareholders’ and limited partners’ interests in the ZAIS Matrix VI-A Ltd. and ZAIS Matrix VI-B L.P. funds (the “Matrix Funds”) managed by ZAIS Group, LLC (“ZAIS”), which included cash of $3,036,222 and real estate securities having a fair value of $57,416,118, for 3,022,617 shares of the Company’s common stock or operating partnership units (“OP units”) in ZAIS Financial Partners, L.P., the Company’s consolidated operating partnership subsidiary (the “Operating Partnership”), pursuant to an exchange offer statement dated May 25, 2011 and the related contribution agreements executed on July 29, 2011. All OP units were converted into shares of common stock upon issuance. On February 13, 2013, the Company completed its initial public offering (“IPO”), pursuant to which the Company sold 5,650,000 shares of its common stock at a price of $21.25 per share for gross proceeds of $120.1 million. Net proceeds after the payment of offering costs of $1.2 million were $118.9 million.

The Company primarily invests in, finances and manages residential mortgage-backed securities (“RMBS”), including RMBS that are not issued or guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”), or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae”) (“non-Agency RMBS”), as well as RMBS that are issued or guaranteed by a federally chartered corporation or a U.S. Government agency (“Agency RMBS”). The Company’s strategy also emphasizes the purchase of performing and re-performing residential whole loans. The Company will also have the discretion to invest in other real estate-related and financial assets, including mortgage servicing rights (“MSRs”), interest only strips created from RMBS (“IOs”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”). The Company is externally managed by ZAIS REIT Management, LLC (the “Advisor”), a subsidiary of ZAIS, and has no employees. The Company is the sole general partner of, and conducts substantially all of its business through, the Operating Partnership.

The Company’s charter authorizes the issuance of up to 500,000,000 shares of common stock with a par value of $0.0001 per share, and 50,000,000 shares of preferred stock, with a par value of $0.0001 per share. The Company’s board of directors is authorized to amend its charter, without the approval of stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

2.	Summary of Significant Accounting Policies

Basis of Quarterly Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") as contained within the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, all adjustments considered necessary for a fair statement of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for the interim period are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

The Company currently operates as one business segment.

ZAIS Financial Corp. and Subsidiaries Notes to Consolidated Financial Statements (unaudited)

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

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the Operating Partnership, and six wholly owned subsidiaries of the Operating Partnership. The Company, which serves as the sole general partner of and conducts substantially all of its business through the Operating Partnership, holds approximately 89.6% of the OP units in the Operating Partnership. The Operating Partnership in turn holds all of the equity interests in six other subsidiaries. All significant intercompany balances have been eliminated in consolidation.

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

The Company has evaluated its real estate securities investments to determine if each represents a variable interest in a VIE. The Company monitors these investments and analyzes them for potential consolidation. The Company’s real estate securities investments represent variable interests in VIEs. At March 31, 2013 and December 31, 2012, no VIEs required consolidation as the Company was not the primary beneficiary of any of these VIEs. At March 31, 2013 and December 31, 2012, the maximum exposure of the Company to VIEs is limited to the fair value of its investments in real estate securities as disclosed in the consolidated balance sheets.

Cash and Cash Equivalents
The Company considers highly liquid short-term interest bearing instruments with original maturities of three months or less and other instruments readily convertible into cash to be cash and cash equivalents. The Company’s deposits with financial institutions may exceed federally insurable limits of $250,000 per institution. The Company mitigates this risk by depositing funds with major financial institutions. At March 31, 2013, the Company’s cash was held with two custodians.

ZAIS Financial Corp. and Subsidiaries Notes to Consolidated Financial Statements (unaudited)

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

Real Estate Securities and Mortgage Loans - Fair Value Election
U.S. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. The Company has elected the fair value option for each of its real estate securities and each of its mortgage loans, at the date of purchase, including those contributed in connection with the Company’s initial formation transaction. The fair value option election permits the Company to measure these securities and mortgage loans at estimated fair value with the change in estimated fair value included as changes in unrealized gain/loss on real estate securities and mortgage loans in the Company’s consolidated statements of operations. The Company believes that the election of the fair value option for its real estate securities and mortgage loans more appropriately reflects the results of the Company’s operations.

Determination of Fair Value Measurement
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

The Company categorizes its financial instruments in accordance with U.S. GAAP, based on the priority of the inputs to the valuation, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

ZAIS Financial Corp. and Subsidiaries Notes to Consolidated Financial Statements (unaudited)

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

ZAIS Financial Corp. and Subsidiaries Notes to Consolidated Financial Statements (unaudited)

Mortgage Loans
The fair value of the Company’s mortgage loans considers data such as loan origination and additional updated borrower and loan servicing data as available, forward interest rates, general economic conditions, home price index forecasts and valuations of the underlying properties. The variables considered most significant to the determination of the fair value of the Company’s mortgage loans include market-implied discount rates, and projections of default rates, delinquency rates, loss severity and prepayment rates. The Company uses loan level data, macro-economic inputs and forward interest rates to generate loss adjusted cash flows and other information in determining the fair value. Because of the inherent uncertainty of such valuation, the fair values established for these holdings may differ from the values that would have been established if a ready market for these holdings existed. Accordingly, mortgage loans are classified as Level 3 in the fair value hierarchy.

Derivative Instruments
Interest Rate Swap Agreements
Interest rate swap agreements are valued using counterparty valuations. These valuations are generally based on models with market observable inputs such as interest rates and contractual cash flows, and as such are classified as Level 2 of the fair value hierarchy. The Company reviews these valuations, including consideration of counterparty risk and collateral provisions. The Company’s swap contracts are governed by International Swap and Derivative Association trading agreements, which are separately negotiated agreements with dealer counterparties. As of March 31, 2013 and December 31, 2012, no credit valuation adjustment was made in determining the fair value of derivatives.

To-Be-Announced (“TBA”) Securities
The Company estimates the fair value of TBA securities based on similar methods used to value its Agency RMBS securities. Accordingly, TBAs are classified as Level 2 in the fair value hierarchy.

Interest Income Recognition and Impairment – Real Estate Securities
Interest income on Agency RMBS is accrued based on the effective yield method on the outstanding principal balance and their contractual terms. Premiums and discounts associated with Agency RMBS at the time of purchase are amortized into interest income over the life of such securities using the effective yield method and adjusted for actual prepayments in accordance with ASC 310-20 “Nonrefundable Fees and Other Costs” or ASC 325-40 “Beneficial Interests in Securitized Financial Assets,” as applicable. Total interest income is recorded as Interest income-real estate securities in the consolidated statements of operations.

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

ZAIS Financial Corp. and Subsidiaries Notes to Consolidated Financial Statements (unaudited)

Based on the projected cash flows from the Company’s non-Agency RMBS purchased at a discount to par value, a portion of the purchase discount may be designated as credit protection against future credit losses and, therefore, not accreted into interest income. The amount designated as credit discount is determined, and may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit discount is more favorable than forecasted, a portion of the amount designated as credit discount may be accreted into interest income prospectively.

Real estate securities are periodically evaluated for other-than-temporary impairment (“OTTI”). A security where the fair value is less than amortized cost is considered impaired. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a security has been deemed to be other-than-temporarily impaired, the amount of OTTI is bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statement of operations as a realized loss. The remaining OTTI related to the valuation adjustment is recognized as a component of change in unrealized gain/loss in the consolidated statement of operations. The Company did not recognize any OTTI for the three months ended March 31, 2013. The Company recognized $128,287 in OTTI for the three months ended March 31, 2012. Realized gains and losses on sale of real estate securities are determined using the specific identification method. Real estate securities transactions are recorded on the trade date.

Interest Income Recognition - Mortgage Loans
For mortgage loans purchased that show evidence of a deterioration in credit quality since origination where it is probable the Company will not collect all contractual cash flows and for which the fair value option of accounting has been elected, the Company will apply the guidance which addresses accounting for differences between contractual cash flows and cash flows expected to be collected from its initial investment. The yield that may be accreted (accretable yield) will be determined by the excess of the Company’s initial estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the Company’s initial investment in the loan. Interest income will be recognized using the accretable yield on a level-yield basis over the life of the loan as long as cash flows can be reasonably estimated. On a quarterly basis, the Company updates its estimate of the cash flows expected to be collected. The excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) will not be recognized as an adjustment of yield but will be recognized prospectively through adjustment of the loan’s accretable yield over its remaining life. The amount of interest income to be recognized cannot result in a carrying amount that exceeds the payoff amount of the loan.

Expense Recognition
Expenses are recognized when incurred. Expenses include, but are not limited to, professional fees for legal, accounting and consulting services, and general and administrative expenses such as insurance, custodial and miscellaneous fees.

Offering Costs
Offering costs are accounted for as a reduction of additional paid-in capital. Offering costs in connection with the Company’s IPO were paid out of the proceeds of the IPO. Costs incurred to organize the Company were expensed as incurred. The Company’s obligation to pay for organization and offering expenses directly related to the IPO was capped at $1,200,000 and the Advisor will pay for such expenses incurred above the cap.

Repurchase Agreements
The Company finances a portion of its investment portfolio through the use of repurchase agreements entered into under master repurchase agreements with three financial institutions. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Repurchase agreements are recorded on trade date at the contract amount.

ZAIS Financial Corp. and Subsidiaries Notes to Consolidated Financial Statements (unaudited)

The Company pledges cash and certain of its securities as collateral under these repurchase agreements. The amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, the lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of March 31, 2013 and December 31, 2012, the Company has met all margin call requirements.

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

Interest Rate Swap Agreements
The Company’s interest rate derivative contracts contain legally enforceable provisions that allow for netting or setting off of all individual interest rate swap receivables and payables with the counterparty and, therefore, the fair value of those interest rate swap contracts are netted. The credit support annex provisions of the Company’s interest rate swap contracts allow the parties to mitigate their credit risk by requiring the party which is out of the money to post collateral. At March 31, 2013 and December 31, 2012, all collateral provided under these contracts consisted of cash collateral.

TBA Securities
A TBA security is a forward contract for the purchase of Agency RMBS at a predetermined price with a stated face amount, coupon and stated maturity at an agreed-upon future date. The specific Agency RMBS delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association (“SIFMA”), are not known at the time of the transaction. The Company enters into TBA contracts as a means of acquiring exposure to Agency RMBS and may from time to time utilize TBA dollar roll transactions to finance Agency RMBS purchases. The Company may also enter into TBA contracts as a means of hedging against short-term changes in interest rates. The Company may choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting position (referred to as a “pair off”), settling the paired off positions against each other for cash, and simultaneously entering into a similar TBA contract for a later settlement date, which is commonly collectively referred to as a “dollar roll” transaction.

Counterparty Risk and Concentration
Counterparty risk is the risk that counterparties may fail to fulfill their obligations or that pledged collateral value becomes inadequate. The Company attempts to manage its exposure to counterparty risk through diversification, use of financial instruments and monitoring the creditworthiness of counterparties.

As explained in the footnotes above, while the Company engages in repurchase financing activities with several financial institutions, the Company maintains its custody account with two custodians. There is no guarantee that these custodians will not become insolvent. While there are certain regulations that seek to protect customer property in the event of a failure, insolvency or liquidation of a broker-dealer, there is no certainty that the Company would not incur losses due to its assets being unavailable for a period of time in the event of a failure of a broker-dealer that has custody of the Company’s assets. Although management monitors the credit worthiness of its custodians, such losses could be significant and could materially impair the ability of the Company to achieve its investment objective.

ZAIS Financial Corp. and Subsidiaries Notes to Consolidated Financial Statements (unaudited)
Net Income (Loss) Per Share
The Company's basic earnings per share (“EPS”) is computed by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding OP units were converted to common stock, where such exercise or conversion would result in a lower EPS. The dilutive effect of partnership interests is computed assuming all units are converted to common stock.

Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2011. The Company has been organized and has operated and intends to continue to operate in a manner that will enable it to qualify to be taxed as a REIT. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. GAAP). As a REIT, the Company will not be subject to federal income tax on its taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to continue to and operate in a manner that will enable it to qualify for treatment as a REIT.

The Company evaluates uncertain income tax positions when applicable. Based upon its analysis of income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of March 31, 2013 and December 31, 2012.

Recent Accounting Pronouncements
In December 2011, the FASB issued ASU No. 2011-11: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”) which requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendment requires disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. In addition, in January 2013, the FASB issued ASU 2013-01: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210), Balance Sheet. The update addresses implementation issues about ASU 2011-11 and is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. This guidance is to be applied retrospectively for all comparative periods presented and does not amend the circumstances in which the Company offsets its derivative positions. This guidance does not have a material effect on the Company's financial statements. However, this guidance expands the disclosure requirements to which the Company is subject, which are presented in Note 12.

ZAIS Financial Corp. and Subsidiaries Notes to Consolidated Financial Statements (unaudited)
3.	Fair Value

Fair Value Measurement
Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following table sets forth the Company’s financial instruments that were accounted for at fair value on a recurring basis as of March 31, 2013, by level within the fair value hierarchy:

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$-	$-	$10,839,809	$10,839,809
Real estate securities
Agency RMBS
30-year adjustable rate mortgage	-	3,078,408	-	3,078,408
30-year fixed rate mortgage	-	179,210,281	-	179,210,281
Non-Agency RMBS	-	-	273,639,784	273,639,784
Derivative assets	-	436,876	-	436,876
Total	$-	$182,725,565	$284,479,593	$467,205,158
Liabilities
Derivative liabilities	$-	$1,086,340	$-	$1,086,340
Total	$-	$1,086,340	$-	$1,086,340

The following table sets forth the Company’s financial instruments that were accounted for at fair value on a recurring basis as of December 31, 2012, by level within the fair value hierarchy:

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Real estate securities
Agency RMBS
30-year adjustable rate mortgage	$-	$3,240,330	$-	$3,240,330
30-year fixed rate mortgage	-	66,519,702	-	66,519,702
Non-Agency RMBS	-	-	100,911,651	100,911,651
Total	$-	$69,760,032	$100,911,651	$170,671,683
Liabilities
Derivative liabilities	$-	$1,144,744	$-	$1,144,744
Total	$-	$1,144,744	$-	$1,144,744

ZAIS Financial Corp. and Subsidiaries Notes to Consolidated Financial Statements (unaudited)
The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	March 31, 2013		December 31, 2012
	RMBS	Mortgage loans	RMBS	Mortgage loans
Beginning balance	$100,911,651	$-	$76,473,092	$-
Total net transfers into/out of Level 3	-	-	-	-
Acquisitions	175,559,950	10,839,809	68,617,460	-
Proceeds from sales	-	-	(43,379,205)	-
Net accretion of discounts	960,203	28,906	1,337,369	-
Proceeds from principal repayments	(5,938,134)	-	(16,938,626)	-
Total losses (realized / unrealized)
included in earnings	(271,607)	(28,906)	(2,579,401)	-
Total gains (realized / unrealized)
included in earnings	2,417,721	-	17,380,962	-
Ending balance	$273,639,784	$10,839,809	$100,911,651	$-
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or
losses relating to assets or liabilities still held at the reporting date	$2,146,115	$(28,906)	$10,764,268	$-

There were no financial assets or liabilities that were accounted for at fair value on a nonrecurring basis at March 31, 2013 and December 31, 2012. There were no transfers into or out of Level 1, Level 2, or Level 3 during the three months ended March 31, 2013.

The following table presents quantitative information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value as of	Valuation				Weighted
	March 31, 2013	Technique(s)	Unobservable Input	Min / Max		Average
Non-Agency RMBS (1)
Alternative - A	$97,364,228	Broker quotes/comparable trades	Constant voluntary prepayment	1.5%	12.0%	7.0%
			Constant default rate	1.4%	10.6%	6.7%
			Loss severity	2.5%	70.8%	45.5%
			Delinquency	4.0%	30.1%	16.8%

Pay option adjustable rate	31,608,908	Broker quotes/comparable trades	Constant voluntary prepayment	1.0%	20.3%	7.8%
			Constant default rate	3.3%	14.0%	6.3%
			Loss severity	3.4%	72.7%	55.5%
			Delinquency	4.1%	32.5%	14.6%

Prime	110,237,355	Broker quotes/comparable trades	Constant voluntary prepayment	1.2%	20.0%	9.7%
			Constant default rate	2.4%	10.3%	6.4%
			Loss severity	5.5%	63.0%	43.7%
			Delinquency	2.8%	27.8%	15.0%

Subprime	34,429,293	Broker quotes/comparable trades	Constant voluntary prepayment	0.9%	10.2%	3.6%
			Constant default rate	3.4%	14.7%	6.3%
			Loss severity	10.9%	81.0%	56.8%
			Delinquency	4.4%	29.1%	13.9%

Total	$273,639,784
____________________

(1)	The Company uses third-party vendor prices and dealer quotes to estimate fair value of some of its financial assets. The Company verifies selected prices by using a variety of methods, including comparing prices to internally estimated prices and corroborating the prices by reference to other independent market data, such as relevant benchmark indices and prices of similar instruments. Where the Company has disclosed unobservable inputs for broker quotes or comparable trades, those inputs are based on the Company’s validations performed at the security level.

ZAIS Financial Corp. and Subsidiaries Notes to Consolidated Financial Statements (unaudited)

The fair value measurements of these assets are sensitive to changes in assumptions regarding prepayment, probability of default, loss severity in the event of default, forecasts of home prices, and significant activity or developments in the non-Agency securities market. Significant changes in any of those inputs in isolation may result in significantly higher or lower fair value measurements. A change in the assumption used for forecasts of home price changes is accompanied by directionally opposite changes in the assumptions used for probability of default and loss severity. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

The fair value of the mortgage loans is based on the March 22, 2013 purchase price without any adjustments as the Company believes this to be the most reasonable presentation of fair value at March 31, 2013. For the three months ended March 31, 2013, the Company purchased mortgage loans having an unpaid principal balance of $17.7 million for $10.8 million. The Company determined the accretable yield on this portfolio to be $14.2 million as of March 31, 2013.

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

The following table presents the difference between the fair value and the aggregate unpaid principal amount of assets for which the fair value option was elected:

	March 31, 2013			December 31, 2012
		Amount			Amount
		Due Upon			Due Upon
	Fair Value	Maturity	Difference	Fair Value	Maturity	Difference
Financial instruments, at fair value
Assets
Real estate securities
Agency RMBS
30-year adjustable rate mortgage	$3,078,408	$2,939,138	$139,270	$3,240,330	$3,083,892	$156,438
30-year fixed rate mortgage	179,210,281	170,322,090	8,888,191	66,519,702	61,034,333	5,485,369
Non-Agency RMBS	273,639,784	319,366,757	(45,726,973)	100,911,651	109,197,632	(8,285,981)
Total RMBS	455,928,473	492,627,985	(36,699,512)	170,671,683	173,315,857	(2,644,174)
Mortgage loans	10,839,809	17,693,990	(6,854,181)	-	-	-
Total financial instruments, at fair value	$466,768,282	$510,321,975	$(43,553,693)	$170,671,683	$173,315,857	$(2,644,174)

Fair Value of Other Financial Instruments
In addition to the above disclosures regarding assets or liabilities which are recorded at fair value, U.S. GAAP requires disclosure about the fair value of all other financial instruments. Estimated fair value of financial instruments was determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value.

ZAIS Financial Corp. and Subsidiaries Notes to Consolidated Financial Statements (unaudited)
The following table summarizes the estimated fair value for all other financial instruments:

	March 31, 2013	December 31, 2012
Other financial instruments
Assets
Cash	$12,808,368	$19,061,110
Restricted Cash	9,860,556	3,768,151
Liabilities
Repurchase agreements	$280,321,921	$109,270,298
Common stock repurchase liability	-	11,190,687

Cash includes cash on hand for which fair value equals carrying value (a Level 1 measurement). Restricted cash represents the Company’s cash held by counterparties as collateral against the Company’s derivatives and/or repurchase agreements. Due to the short-term nature of the restrictions, fair value approximates carrying value (a Level 1 measurement). The fair value of repurchase agreements is based on an expected present value technique using observable market interest rates. As such, the Company considers the estimated fair value to be a Level 2 measurement. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. The fair value of the common stock repurchase liability is equal to the agreed upon purchase price. The Company considers the estimated fair value to be a Level 3 measurement.

4.	Real Estate Securities

The following table presents the principal balance, amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s real estate securities portfolio at March 31, 2013. The Company’s non-Agency RMBS portfolio is not issued or guaranteed by Fannie Mae, Freddie Mac or any other U.S. Government agency or a federally chartered corporation and are therefore subject to additional credit risks.

		Premium	Amortized	Gross Unrealized (1)		Fair	Weighted Average
	Principal Balance	(Discount)	Cost	Gains	Losses	Value	Coupon	Yield (2)
Real estate securities
Agency RMBS
30-year adjustable rate
mortgage	$2,939,138	$443,080	$3,382,218	$-	$(303,810)	$3,078,408	2.83%	2.28%
30-year fixed rate mortgage	170,322,090	7,593,622	177,915,712	1,865,453	(570,884)	179,210,281	3.36	3.07
Non-Agency RMBS
Alternative - A	114,455,922	(21,415,546)	93,040,376	4,359,861	(36,009)	97,364,228	5.31	5.90
Pay option adjustable rate	40,163,597	(8,849,272)	31,314,325	328,480	(33,897)	31,608,908	1.25	5.25
Prime	117,188,899	(13,506,628)	103,682,271	6,582,403	(27,319)	110,237,355	5.50	6.03
Subprime	47,558,339	(13,700,810)	33,857,529	721,412	(149,648)	34,429,293	0.66	6.62
Total RMBS	$492,627,985	$(49,435,554)	$443,192,431	$13,857,609	$(1,121,567)	$455,928,473	3.94%	4.80%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its real estate securities. The Company recorded net change in unrealized gain / loss on its real estate securities of $903,277 and $6,489,794 for the three months ended March 31, 2013 and 2012, respectively, as change in unrealized gain / loss on real estate securities and mortgage loans in the consolidated statements of operations.
(2)	Unleveraged yield.

ZAIS Financial Corp. and Subsidiaries Notes to Consolidated Financial Statements (unaudited)

The following table presents the principal balance, amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s real estate securities portfolio at December 31, 2012:

		Premium	Amortized	Gross Unrealized (1)		Fair	Weighted Average
	Principal Balance	(Discount)	Cost	Gains	Losses	Value	Coupon	Yield (2)
Real estate securities
Agency RMBS
30-year adjustable rate
mortgage	$3,083,892	$351,047	$3,434,939	$-	$(194,609)	$3,240,330	2.84%	2.28%
30-year fixed rate mortgage	61,034,333	3,056,889	64,091,222	2,442,401	(13,921)	66,519,702	3.82	3.44
Non-Agency RMBS
Alternative - A	38,549,827	(8,606,689)	29,943,138	3,436,729	-	33,379,867	5.69	7.95
Pay option adjustable rate	1,249,426	(378,803)	870,623	95,221	-	965,844	1.19	8.67
Prime	64,978,647	(8,074,525)	56,904,122	5,668,301	(2,298)	62,570,125	5.79	7.34
Subprime	4,419,732	(825,131)	3,594,601	401,214	-	3,995,815	0.98	9.10
Total RMBS	$173,315,857	$(14,477,212)	$158,838,645	$12,043,866	$(210,828)	$170,671,683	4.81%	5.89%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its real estate securities.
(2)	Unleveraged yield.

The following table presents certain information regarding the Company’s Agency and non-Agency securities as of March 31, 2013 by weighted average life and weighted average yield:

	Agency Securities			Non-Agency Securities
			Weighted			Weighted
	Fair	Amortized	Average	Fair	Amortized	Average
	Value	Cost	Yield	Value	Cost	Yield
Weighted average life (1)
Greater than 5 years	$182,288,689	$181,297,930	3.05%	$273,639,784	$261,894,501	5.97%
	$182,288,689	$181,297,930	3.05%	$273,639,784	$261,894,501	5.97%
____________________

(1)	Actual maturities of real estate securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

At March 31, 2013, the contractual maturities of the real estate securities ranged from 8.4 to 33.8 years, with a weighted average maturity of 26.5 years. All real estate securities held by the Company at March 31, 2013 are issued by issuers based in the United States of America.

ZAIS Financial Corp. and Subsidiaries Notes to Consolidated Financial Statements (unaudited)
The following table presents proceeds from the sale of real estate securities, realized losses on the sale of real estate securities and realized losses on other-than-temporary impairments:

	Three Months Ended
	March 31, 2013	March 31, 2012
Proceeds from the sale of real estate securities	$6,801,398	$25,502,294
Realized loss on the sale of real estate securities	-	(1,932,758)
Realized loss on other-than-temporary impairments	-	(128,287)

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

ZAIS Financial Corp. and Subsidiaries Notes to Consolidated Financial Statements (unaudited)
The following table presents certain information regarding the Company’s repurchase agreements as of March 31, 2013 by remaining maturity and collateral type:

	Agency Securities		Non-Agency Securities
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
Repurchase agreements maturing within
30 days or less	$139,931,509	0.44%	$133,978,530	2.00%
31-60 days	-	-	-	-
61-90 days	21,699,000	0.44	-	-
Greater than 90 days	-	-	-	-
Total / weighted average	$161,630,509	0.44%	$133,978,530	2.00%

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

The following table presents information with respect to the Company’s posting of collateral at March 31, 2013:

Repurchase agreements secured by Agency RMBS	$161,630,509
Fair value of Agency RMBS pledged as collateral under repurchase agreements	173,137,188
Fair value of Agency RMBS not pledged as collateral under repurchase agreements	9,151,501
Repurchase agreements secured by non-Agency RMBS	133,978,530
Fair value of non-Agency RMBS pledged as collateral under repurchase agreements	181,310,973
Fair value of non-Agency RMBS not pledged as collateral under repurchase agreements	92,328,811
Cash pledged under repurchase agreements	2,277,608

ZAIS Financial Corp. and Subsidiaries Notes to Consolidated Financial Statements (unaudited)
The following table presents information with respect to the Company’s posting of collateral at December 31, 2012:

Repurchase agreements secured by Agency RMBS	$66,639,090
Fair value of Agency RMBS pledged as collateral under repurchase agreements	63,535,780
Fair value of Agency RMBS not pledged as collateral under repurchase agreements	6,224,252
Repurchase agreements secured by non-Agency RMBS	49,441,377
Fair value of non-Agency RMBS pledged as collateral under repurchase agreements	70,003,218
Fair value of non-Agency RMBS not pledged as collateral under repurchase agreements	30,908,433
Cash pledged under repurchase agreements	1,335,305

6.	Derivative Instruments

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

TBA Securities
The Company enters into TBA contracts as a means of acquiring exposure to Agency RMBS and may, from time to time, utilize TBA dollar roll transactions to finance Agency RMBS purchases. The Company may also enter into TBA contracts as a means of hedging against short-term changes in interest rates. The Company accounts for its TBA contracts as derivative instruments due to the fact that it does not intend to take physical delivery of the securities.

The following table summarizes information related to derivative instruments:

	March 31,	December 31,
Non-hedge derivatives	2013	2012
Notional amount of interest rate swaps	$169,425,000	$32,600,000
Notional amount of TBAs	104,000,000	-

Total notional amount	$273,425,000	$32,600,000

During the three months period ended March 31, 2013, the Company paired off purchases of TBA securities with a notional amount of $60,000,000 by entering into simultaneous sales of TBA securities.

The following table presents the fair value of the Company’s derivative instruments and their balance sheet location:

		Balance Sheet	March 31,	December 31,
Derivative instruments	Designation	Location	2013	2012
Interest rate swaps	Non-hedge	Derivative liabilities, at fair value	$(1,086,340)	$(1,144,744)
Purchase of TBAs	Non-hedge	Derivative assets, at fair value	$436,876	$-

ZAIS Financial Corp. and Subsidiaries Notes to Consolidated Financial Statements (unaudited)
The following table summarizes losses and gains related to derivatives:

	Income
	Statement	Three Months Ended
Non-hedge derivatives	Location	March 31, 2013	March 31, 2012
Interest rate swaps	(Loss) / gain on
	derivative instruments	$(55,302)	$141,815

Purchase of TBAs	Gain on
	derivative instruments	336,446	-

Gain on derivative instruments includes the net impact of a loss of $112,149 pertaining to the pair off of purchases of TBA securities with a notional amount of $60,000,000 by entering into simultaneous sales of TBA securities during the three months ended March 31, 2013. This amount is included in accounts payable and other liabilities on the consolidated balance sheet.

The following table presents information about the Company’s interest rate swaps as of March 31, 2013:

				Weighted
		Weighted	Weighted	Average
	Notional	Average	Average	Years to
Maturity	Amount	Pay Rate	Receive Rate	Maturity
2016	$12,102,000	1.21%	0.28%	3.5
2017	11,050,000	1.28	0.28	4.0
2018	5,000,000	0.88	0.28	4.8
2021	9,448,000	2.16	0.28	8.5
2023	131,825,000	2.01	0.28	9.9
Total/Weighted average	$169,425,000	1.88%	0.28%	8.8

The following table presents information about the Company’s interest rate swaps as of December 31, 2012:

				Weighted
		Weighted	Weighted	Average
	Notional	Average	Average	Years to
Maturity	Amount	Pay Rate	Receive Rate	Maturity
2016	$12,102,000	1.21%	0.31%	3.7
2017	11,050,000	1.28	0.31	4.3
2021	9,448,000	2.16	0.31	8.7
Total/Weighted average	$32,600,000	1.51%	0.31%	5.3

Restricted cash at March 31, 2013 included $7,582,948 of cash pledged as collateral against interest rate swaps. Restricted cash at December 31, 2012 included $2,432,846 of cash pledged as collateral against interest rate swaps.

ZAIS Financial Corp. and Subsidiaries Notes to Consolidated Financial Statements (unaudited)
7.	Earnings Per Share

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share:

	Three Months Ended
	2013	2012
Numerator:
Net income applicable to ZAIS Financial Corp. common stockholders	$1,659,222	$6,229,736
Effect of dilutive securities:
Income allocated to Operating Partnership non-controlling interests	299,094	-
Dilutive net income available to stockholders	$1,958,316	$6,229,736

Denominator:
Weighted average number of shares of common stock	5,142,053	3,022,617
Effect of dilutive securities:
Weighted average OP units	926,914	-
Weighted average dilutive shares	6,068,967	3,022,617
Net income per share applicable to ZAIS Financial Corp.
common stockholders - Basic/Diluted	$.32	$2.06

8.	Related Party Transactions

ZAIS Group, LLC
The Company is externally managed and advised by the Advisor, a subsidiary of ZAIS. Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for, among other responsibilities, (i) the selection, purchase and sale of the Company’s portfolio of assets (ii) the Company’s financing activities, and (iii) providing the Company with advisory services.

The Company pays to its Advisor an advisory fee, calculated and payable quarterly in arrears, equal to 1.5% per annum of (i) prior to an IPO, the Company’s net asset value and (ii) following the completion of an IPO, the Company’s stockholders’ equity, as defined in the amended and restated investment advisory agreement between the Company and the Advisor, dated as of December 13, 2012, as amended from time to time (the "Investment Advisory Agreement").

The Advisor will be paid or reimbursed for the documented cost of its performing certain services for the Company, which may include legal, accounting, due diligence tasks and other services, that outside professionals or outside consultants otherwise would perform, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis. In addition, the Company may be required to pay its portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Advisor and its affiliates required for the Company’s operations. To date, the Advisor has not sought reimbursement for the services and expenses described in the two preceding sentences. The Advisor may seek such reimbursement in the future, as a result of which the expense ratio of the Company may increase. The Company will also pay directly, or reimburse the Advisor for, products and services provided by third parties to the Company, other than those operating expenses required to be borne by the Advisor under the Investment Advisory Agreement. Following the IPO and after an initial three-year term, the Advisor may be terminated annually upon the affirmative vote of at least two-thirds of the Company’s independent directors or by a vote of the holders of at least two-thirds of the outstanding shares of the Company’s common stock based upon (i) unsatisfactory performance by the Advisor that is materially detrimental to the Company or (ii) a determination that the advisory fees payable to the Advisor are not fair, subject to the Advisor's right to prevent such termination due to unfair fees by accepting a reduction of advisory fees agreed to by at least two-thirds of the Company’s independent directors. Additionally, upon such a termination without cause, the Investment Advisory Agreement provides that the Company will pay the Advisor a termination fee equal to three times the average annual advisory fee earned by the Advisor during the prior 24-month period immediately preceding such termination, calculated as of the end of the most recently completed fiscal year before the date of termination.

ZAIS Financial Corp. and Subsidiaries Notes to Consolidated Financial Statements (unaudited)

For the three months ended March 31, 2013, the Company incurred $488,385 in advisory fee expense. For the three months ended March 31, 2012, the Company incurred $227,295 in advisory fee expense. At March 31, 2013, $488,385 in advisory fee expense was included in accounts payable and other liabilities in the consolidated balance sheet. During this period, the advisory fee was calculated and payable quarterly in arrears at 1.5% per annum of (i) prior to the IPO, the Company’s net asset value and (ii) following the IPO, the Company’s stockholders’ equity, as defined in the Investment Advisory Agreement.

Other assets in the consolidated balance sheets at March 31, 2013 includes approximately $1.0 million in receivables due from the Advisor related to IPO offering costs in excess of $1.2 million that was paid by the Company.

For the three months ended March 31, 2013, the Company acquired RMBS with a principal balance of $17.4 million for $15.7 million from a fund managed by ZAIS.

9.	Stockholders’ Equity

Common Stock
The holders of shares of the Company’s common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the Company’s directors. The Company’s charter does not provide for cumulative voting in the election of directors. Therefore, the holders of a majority of the outstanding shares of the Company’s common stock can elect its entire board of directors. Subject to any preferential rights of any outstanding series of preferred stock, the holders of shares of the Company’s common stock are entitled to such distributions as may be authorized from time to time by its board of directors out of legally available funds and declared by the Company and, upon liquidation, are entitled to receive all assets available for distribution to stockholders. Holders of shares of the Company’s common stock will not have preemptive rights. This means that stockholders will not have an automatic option to purchase any new shares of common stock that the Company issues. In addition, stockholders only have appraisal rights under circumstances specified by the Company’s board of directors or where mandated by law.

Initial Public Offering
On February 13, 2013, the Company completed its IPO, pursuant to which the Company sold 5,650,000 shares of its common stock to the public at a price of $21.25 per share for gross proceeds of $120.1 million. Net proceeds after the payment of offering costs of approximately $1.2 million were $118.9 million. In connection with the IPO, the Advisor paid $6.3 million in underwriting fees. The Company did not pay any underwriting fees, discounts or commissions in connection with the IPO.

Common Stock Repurchase
In January 2013, the Company’s agreement with one of its stockholders to repurchase 515,035 shares of common stock was revised to repurchase only 265,245 shares of the Company’s common stock. The revised repurchase amount was approximately $5.8 million, of which $5.1 million was paid to such stockholder in January 2013. The remaining repurchase amount of $0.7 million is included in accounts payable and other liabilities at March 31, 2013.

The Company had 7,970,886 and 2,071,096 shares of common stock outstanding as of March 31, 2013 and December 31, 2012, respectively.

Private Placements
In October of 2012, the Company completed a private placement in which it sold 195,458 shares of common stock and 22,492 OP units. In December of 2012, the Company completed a private placement in which it sold 36,581 shares of common stock and 904,422 OP units. Net proceeds from the two private placements were $25,151,174, net of approximately $763,000 in offering costs.

Dividends and Distributions
On May 1, 2012, the Company declared a dividend of $0.51 per share of common stock. The common stock dividend was paid on May 15, 2012 to stockholders of record as of the close of business on May 1, 2012.

ZAIS Financial Corp. and Subsidiaries Notes to Consolidated Financial Statements (unaudited)

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

On January 18, 2012 the Company completed a private placement of 133 shares of its 12.5% Series A Cumulative Non-Voting Preferred Stock (the "Series A Preferred Stock") raising net proceeds of $115,499, net of $17,501 in offering fees.

On February 15, 2013, the Company redeemed all 133 shares of its 12.5% Series A Preferred Stock outstanding for an aggregate redemption price, including preferred dividend, of $148,379.

10.	Non-controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to OP units in the Operating Partnership held by parties other than the Company.

Certain individuals and entities own OP units in the Operating Partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock, cash, or a combination thereof, at the Company’s option, calculated as follows: one share of the Company’s common stock, or cash equal to the fair value of a share of the Company’s common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interest in the Operating Partnership is reduced and the Company’s equity is increased. As of March 31, 2013, the non-controlling interest OP unit holders owned 926,914 OP units, or 10.4% of the Operating Partnership. As of December 31, 2012, the non-controlling interest OP unit holders owned 926,914 OP units, or 30.9% of the Operating Partnership.

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

ZAIS Financial Corp. and Subsidiaries Notes to Consolidated Financial Statements (unaudited)
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

Litigation
From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant contingencies that would require accrual or disclosure in the financial statements at March 31, 2013 or December 31, 2012.

12.	Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on the Company’s consolidated balance sheet at March 31, 2013 and December 31, 2012:

Offsetting of Repurchase Agreements and Derivative Liabilities

			Net Amounts
		Gross Amounts	of Liabilities	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Presented in the	the Consolidated Balance Sheet
	of Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
March 31, 2013
Repurchase agreements	$295,609,039	$-	$295,609,039	$(293,331,431)	$(2,277,608)	$-
Interest rate swap agreements	1,305,317	(218,977)	1,086,340	-	(1,086,340)	-
Total	$296,914,356	$(218,977)	$296,695,379	$(293,331,431)	$(3,363,948)	$-
December 31, 2012
Repurchase agreements	$116,080,467	$-	$116,080,467	$(114,745,162)	$(1,335,305)	$-
Interest rate swap agreements	1,144,744	-	1,144,744	-	(1,144,744)	-

	$117,225,211	$-	$117,225,211	$(114,745,162)	$(2,480,049)	$-

Offsetting of TBA Assets
			Net Amounts
		Gross Amounts	of Assets	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Presented in the	the Consolidated Balance Sheet
	of Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
March 31, 2013
TBAs	$436,876	$-	$436,876	$-	$-	$-
Total	$436,876	$-	$436,876	$-	$-	$-
December 31, 2012
TBAs	$-	$-	$-	$-	$-	$-

Total	$-	$-	$-	$-	$-	$-

At March 31, 2013, the Company netted gross assets of $81,485 against gross liability of $193,634 which are amounts receivable and payable, respectively, to counterparties on the purchase and simultaneous sale of TBA contracts during the three months ended March 31, 2013.

13.	Subsequent Events

On May 14, 2013, the Company declared a cash dividend of $0.22 per share of the Company’s common stock and OP unit. The dividend will be paid on May 31, 2013 to stockholders and OP unit holders of record as of the close of business on May 24, 2013.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company’s financial statements and accompanying notes included in Item 1, “Financial Statements,” of this quarterly report on Form 10-Q.

Forward-Looking Statements

     The Company makes forward-looking statements in this quarterly report on Form 10-Q within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or the negative of these terms or other comparable terminology, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

  the Company’s investment objectives and business strategy;

  the Company’s ability to obtain future financing arrangements;

  the Company’s expected leverage;

  the Company’s expected investments;

  estimates or statements relating to, and the Company’s ability to make, future distributions;

  the Company’s ability to compete in the marketplace;

  the Company's ability to acquire the assets it targets and achieve risk adjusted returns;

  the Company's ability to borrow funds at favorable rates;

  market, industry and economic trends;

  recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System, the Federal Depositary Insurance Corporation, Fannie Mae, Freddie Mac, Ginnie Mae and the SEC;

  mortgage loan modification programs and future legislative actions;

  the Company’s ability to maintain its qualification as a REIT;

  the Company’s ability to maintain its exclusion from qualification under the Investment Company Act of 1940, as amended (the “1940 Act”);

  projected capital and operating expenditures;

  availability of qualified personnel;

  prepayment rates; and

  projected default rates.

     The Company's beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company or are within its control, including:

  the factors referenced in the Company’s annual report on Form 10-K, including those set forth under Item 1, “Business” and Item 1A, “Risk Factors” therein and the factors described herein under this heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the heading "Quantitative and Qualitative Disclosures about Market Risk";

  general volatility of the capital markets;

  changes in the Company’s investment objectives and business strategy;

  the availability, terms and deployment of capital;

  the availability of suitable investment opportunities;

  the Company’s dependence on its

  changes in the Company’s assets, interest rates or the general economy;

  increased rates of default and/or decreased recovery rates on the Company’s investments;

  changes in interest rates, interest rate spreads, the yield curve or prepayment rates; changes in prepayments of the Company’s assets;

  limitations on the Company’s business as a result of its qualification as a REIT; and

  the degree and nature of the Company’s competition, including competition for residential mortgage-backed securities (“RMBS”) or its other target assets.

     Upon the occurrence of these or other factors, the Company's business, financial condition, liquidity and results of operations may vary materially from those expressed in, or implied by, any such forward-looking statements.

     Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements apply only as of the date of this quarterly report on Form 10-Q. The Company is not obligated, and does not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A, “Risk Factors” of the Company’s annual report on Form 10-K.

Overview

     The Company is a Maryland corporation that invests in, finances and manages a diversified portfolio of residential mortgage assets, other real estate-related securities and financial assets. The Company currently primarily invests in, finances and manages non-Agency RMBS and Agency RMBS. The Company’s RMBS strategy focuses on non-Agency RMBS with an emphasis on securities that, when originally issued, were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations, as well as Agency RMBS. The Company’s strategy also emphasizes the purchase of performing and re-performing residential whole loans. The Company will also have the discretion to invest in other real estate-related and financial assets, MSRs, IOs, CMBS and ABS. The Company refers collectively to the assets it targets for acquisition as its target assets.

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

     As of March 31, 2013, the Company held a diversified portfolio of RMBS assets with an estimated fair value of $455.9 million, consisting primarily of senior tranches of non-Agency RMBS that were originally highly rated but subsequently downgraded, and Agency RMBS collateralized by either fixed rate loans or adjustable rate mortgages (“ARMs”), and mortgage loans with an estimated fair value of $10.8 million. The Company also held contracts to purchase TBA securities of Agency RMBS which had a notional value of $104 million as of March 31, 2013. The borrowings the Company used to fund the purchase of its portfolio totaled approximately $295.6 million as of March 31, 2013 under master repurchase agreements with three counterparties.

     The Company has elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2011. The Company serves as the sole general partner of, and conducts substantially all of its business through, the Operating Partnership. The Company also expects to operate its business so that it is not required to register as an investment company under the 1940 Act.

Results of Operations

     The following discussion of the Company’s results of operations highlights the Company’s performance for the year three months ended March 31, 2013.

Investments

     The following table sets forth certain information regarding the Company’s RMBS at March 31, 2013:

		Premium	Amortized	Gross Unrealized (1)		Fair	Weighted Average
	Principal Balance	(Discount)	Cost	Gains	Losses	Value	Coupon	Yield (2)
Real estate securities
Agency RMBS
30-year adjustable rate
mortgage	$2,939,138	$443,080	$3,382,218	$-	$(303,810)	$3,078,408	2.83%	2.28%
30-year fixed rate mortgage	170,322,090	7,593,622	177,915,712	1,865,453	(570,884)	179,210,281	3.36	3.07
Non-Agency RMBS
Alternative - A	114,455,922	(21,415,546)	93,040,376	4,359,861	(36,009)	97,364,228	5.31	5.90
Pay option adjustable rate	40,163,597	(8,849,272)	31,314,325	328,480	(33,897)	31,608,908	1.25	5.25
Prime	117,188,899	(13,506,628)	103,682,271	6,582,403	(27,319)	110,237,355	5.50	6.03
Subprime	47,558,339	(13,700,810)	33,857,529	721,412	(149,648)	34,429,293	0.66	6.62

Total RMBS	$492,627,985	$(49,435,554)	$443,192,431	$13,857,609	$(1,121,567)	$455,928,473	3.94%	4.80%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its RMBS. Net change in unrealized gain / loss of $0.9 million is recognized in earnings as change in unrealized gain / loss on real estate securities and mortgage loans in the consolidated statement of operations for the three months ended March 31, 2013.
(2)	Unleveraged yield.

Investment Activity

     RMBS. During the three months ended March 31, 2013, the Company acquired Agency RMBS with a principal balance of $111.0 million for $115.4 million and non-Agency RMBS with a principal balance of $216.7 million for $175.1 million. During the same period, the Company did not sell any Agency or non-Agency RMBS. The fair values of the Company’s Agency RMBS and non-Agency RMBS at March 31, 2013 were $182.3 million and $273.6 million, respectively. Included in RMBS acquisitions for the three months ended March 31, 2013, was RMBS with a principal balance of $17.4 million acquired for $15.7 million from a fund managed by ZAIS.

     Mortgage Loans. During the three months ended March 31, 2013, the Company acquired mortgage loans with a principal balance of $17.7 million for $10.8 million. The fair values of the Company’s whole loans at March 31, 2013 was approximately $10.8 million.

     TBA Securities. During the three months ended March 31, 2013, the Company entered into TBA contracts to purchase Agency RMBS resulting in additional net exposure at March 31, 2013 to Agency RMBS of $104.0 million of notional value. Because these TBA securities are carried as derivative assets on the consolidated balance sheets, the fair value of the net exposure of $104.0 million of notional value at March 31, 2013 was $0.4 million. Additionally, during the three months ended March 31, 2013, the Company paired off purchases of TBA securities with a notional amount of $60,000,000 by entering into simultaneous sales of TBA securities.

     Financing and Other Liabilities. As of March 31, 2013, the Company had 58 repurchase agreements outstanding with three counterparties totaling $295.6 million, which was used to finance Agency RMBS and non-Agency RMBS. These agreements are secured by a portion of the Company’s Agency RMBS and non-Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR.

     As of March 31, 2013, the Company had fully deployed the IPO proceeds but was not fully invested in its long-term target assets and was not leveraged to the extent contemplated by its long-term business plan. Consequently, the Company’s results for this quarterly period are not indicative of the results expected to be achieved once the Company is fully invested in its long-term target assets and leveraged to the extent contemplated by its long-term business plan.

     The following table presents certain information regarding the Company’s repurchase agreements as of March 31, 2013 by remaining maturity and collateral type:

	Agency Securities		Non-Agency Securities
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
Repurchase agreements maturing within
30 days or less	$139,931,509	0.44%	$133,978,530	2.00%
31-60 days	-	-	-	-
61-90 days	21,699,000	0.44	-	-
Greater than 90 days	-	-	-	-
Total / weighted average	$161,630,509	0.44%	$133,978,530	2.00%

     Derivative Instruments. As of March 31, 2013, the Company had outstanding interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of its repurchase agreements. These swap agreements provide for the Company to pay fixed interest rates and receive floating interest rates indexed off of LIBOR, effectively fixing the floating interest rates on $169.4 million of borrowings under its repurchase agreements as of March 31, 2013.

     The following table presents certain information about the Company’s interest rate swaps as of March 31, 2013:

				Weighted
		Weighted	Weighted	Average
	Notional	Average	Average	Years to
Maturity	Amount	Pay Rate	Receive Rate	Maturity
2016	$12,102,000	1.21%	0.28%	3.5
2017	11,050,000	1.28	0.28	4.0
2018	5,000,000	0.88	0.28	4.8
2021	9,448,000	2.16	0.28	8.5
2023	131,825,000	2.01	0.28	9.9
Total/Weighted
average	$169,425,000	1.88%	0.28%	8.8

Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012:

Net Interest Income

     For the three months ended March 31, 2013, the Company’s interest income was $3.4 million, as compared to $2.8 million of interest income for the three months ended March 31, 2012. The increase in interest income was due to an increase in the Company’s average investment portfolio, partially offset by a decline in its average asset yield. For the three months ended March 31, 2013, the Company’s interest expense was $0.5 million, as compared to $0.3 million of interest expense for the three months ended March 31, 2012. The increase in interest expense was due to an increase in borrowings from repurchase agreements.

     As of March 31, 2013, the weighted average net interest spread between the yield on the Company’s assets and the cost of funds, including the impact of interest rate hedging, was 1.58% for the Company’s Agency RMBS and 3.97% for the Company’s non-Agency RMBS. As of March 31, 2012, the weighted average net interest spread between the yield on the Company’s assets and the cost of funds, including the impact of interest rate hedging, was 2.69% for the Company’s Agency RMBS and 4.72% for the Company’s non-Agency RMBS.

     The Company’s net interest income is also impacted by prepayment speeds, as measured by the weighted average Constant Prepayment Rate (“CPR”) on its assets. The three-month average and the six-month average CPR for the period ended March 31, 2013 of the Company’s Agency RMBS were 5.2% and 7.3%, respectively, and were 16.7% and 18.2%, respectively, for the Company’s non-Agency RMBS. The three-month average and the six-month average CPR for the period ended March 31, 2012 of the Company’s Agency RMBS were 2.8% and 3.7%, respectively, and were 16.7% and 18.2%, respectively, for the Company’s non-Agency RMBS. The non-Agency RMBS CPR includes both voluntary and involuntary amounts.

Expenses

     Professional Fees. For the three months ended March 31, 2013, the Company incurred professional fees of $1.3 million, as compared to $0.5 million in professional fees for the three months ended March 31, 2012. The increase in professional fees was primarily due to an increase in year-end audit fees of $0.6 million, all of which were recognized upon the completion of the audit in the first quarter. In addition, this year’s audit reflects the increased reporting requirements of being a public company. In addition to increased audit fees, the Company incurred an increase in fees of $0.2 million related to whole loan acquisitions.

     Advisory Fee Expense (Related Party). Pursuant to the terms of the Investment Advisory Agreement, during the three months ended March 31, 2013, the Company incurred advisory fee expense of $0.5 million, as compared to $0.2 million for the three months ended March 31, 2012. The increase in advisory fee expense was due to the Company’s increased capitalization as a result of its initial public offering.

     General and Administrative Expenses. For the three months ended March 31, 2013, general and administrative expenses were $0.4 million, as compared to $0.04 million of general and administrative expenses for the three months ended March 31, 2012. The increase in general and administrative expenses was primarily due to increased insurance expense and directors fees related to the independent directors who joined the Company in connection with the Company’s IPO in February 2013.

Realized and Unrealized Gain (Loss)

     For the three months ended March 31, 2013, the Company did not realize any gains or losses on its investments. During this period, the Company’s change in unrealized gain/loss on its RMBS and mortgage loans was a gain of $0.9 million due to changes in the fair value of the Company’s RMBS.

     For the three months ended March 31, 2012, the Company sold certain of its RMBS and recognized a net loss of $2.0 million. During this period, the Company’s recognized $0.1 million in OTTI as realized losses and its change in unrealized gain/loss on its RMBS was a gain of $6.5 million due to changes in the fair value of the Company’s RMBS.

     The Company has not designated its interest rate swaps as hedging instruments.

     The Company recorded the change in estimated fair value related to interest rate swaps held during the three months ended March 31, 2013 and 2012, and TBAs held during the three months ended March 31, 2013 in earnings as gain on derivative instruments. Included in gain on derivative instruments are the net swap payments and net TBA payments for the derivative instruments.

     The Company has elected to record the change in estimated fair value related to its RMBS and mortgage loans in earnings by electing the fair value option.

     The following amounts related to realized gains and losses, as well as changes in estimated fair value of the Company’s RMBS portfolio, mortgage loans and derivative instruments are included in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Other gain / (loss)
Change in unrealized gain / loss on real estate securities and mortgage loans	$874,371	$6,489,794
Realized loss on real estate securities	-	(2,061,045)
Gain on derivative instruments	281,144	141,815
Total other gain	$1,155,515	$4,570,564

Factors Impacting Operating Results

     The Company held a diversified portfolio of RMBS assets with a fair value of $455.9 million and whole loans with an fair value of $10.8 million as of March 31, 2013, and RMBS assets with a fair value of $170.7 million as of December 31, 2012. In addition, the Company anticipates having substantial available borrowing capacity from which it expects to be able to acquire additional assets. The Company’s operating results will be impacted by the Company’s actual available borrowing capacity.

     The Company expects that the results of its operations will also be affected by a number of other factors, including the level of its net interest income, the fair value of its assets and the supply of, and demand for, the target assets in which it may invest. The Company’s net interest income, which includes the amortization of purchase premiums and accretion of purchase discounts, varies primarily as a result of changes in market interest rates and prepayment speeds, as measured by CPR on the Company’s target assets. Interest rates and prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. The Company’s operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans are held directly by the Company or included in its non-Agency RMBS or in other assets it may acquire in the future.

Changes in Fair Value of the Company’s Assets

     The Company’s RMBS and mortgage loans are carried at fair value and future mortgage related assets may also be carried at fair value. Accordingly, changes in the fair value of the Company’s assets may impact the results of its operations for the period in which such change in value occurs. The expectation of changes in real estate prices is a major determinant of the value of mortgage loans and, therefore, of RMBS. This factor is beyond the Company’s control.

Changes in Market Interest Rates

     With respect to the Company’s business operations, increases in interest rates, in general, may, over time, cause: (i) the interest expense associated with the Company’s borrowings to increase; (ii) the value of its investment portfolio to decline; (iii) coupons on its ARMs and hybrid ARMs (including RMBS secured by such collateral) and on its other floating rate securities and residential mortgage loans to reset, although on a delayed basis, to higher interest rates; (iv) prepayments on its RMBS and residential mortgage loans to slow, thereby slowing the amortization of the Company’s purchase premiums and the accretion of its purchase discounts; and (v) the value of its interest rate swap agreements to increase. Conversely, decreases in interest rates, in general, may, over time, cause: (i) prepayments on the Company’s RMBS and residential mortgage loans to increase, thereby accelerating the amortization of its purchase premiums and the accretion of its purchase discounts; (ii) the interest expense associated with its borrowings to decrease; (iii) the value of its investment portfolio to increase; (iv) the value of its interest rate swap agreements to decrease; and (v) coupons on its ARMs and hybrid ARMs (including RMBS secured by such collateral) and on its other floating rate securities and residential mortgage loans to reset, although on a delayed basis, to lower interest rates. As of March 31, 2013 and December 31, 2012, 14.0% and 19.1% of the Company’s RMBS assets, respectively, as measured by fair value, consisted of RMBS assets with a variable interest rate component, including ARMs and hybrid ARMs.

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

     However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on the Company’s results of operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the hybrid ARM security would remain fixed. This situation may also cause the fair value of the Company’s hybrid ARM security to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, the Company may be forced to sell assets to maintain adequate liquidity, which could cause the Company to incur losses.

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

Credit Risk

     The Company is subject to credit risk in connection with its investments. Although the Company does not expect to encounter credit risk in its Agency RMBS, it does expect to encounter credit risk related to its non-Agency RMBS, whole loans and other target assets it may acquire in the future. Increases in defaults and delinquencies will adversely impact the Company’s operating results, while declines in rates of default and delinquencies may improve the Company’s operating results from this aspect of its business.

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

Critical Accounting Policies and Use of Estimates

Mortgage Loans – Fair Value Election

     U.S. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. The Company has elected the fair value option for each of its mortgage loans at the date of purchase, which permits it to measure these loans at estimated fair value with the change in estimated fair value included as changes in unrealized gain/loss on mortgage loans. The Company believes that the election of the fair value option for its mortgage loans more appropriately reflects the results of its operations for a particular reporting period as changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s investment performance.

Determination of Fair Value Measurement – Mortgage Loans

     The fair value of the Company’s mortgage loans considers data such as loan origination and additional updated borrower and loan servicing data as available, forward interest rates, general economic conditions, home price index forecasts and valuations of the underlying properties. The variables considered most significant to the determination of the fair value of the Company’s mortgage loans include market-implied discount rates, and projections of default rates, delinquency rates, loss severity and prepayment rates. The Company uses loan level data, macro-economic inputs and forward interest rates to generate loss adjusted cash flows and other information in determining the fair value. Because of the inherent uncertainty of such valuation, the fair values established for these holdings may differ from the values that would have been established if a ready market for these holdings existed.

Interest Income on Mortgage Loans – Fair Value Election

     For mortgage loans purchased that show evidence of a deterioration in credit quality since origination where it is probable the Company will not collect all contractual cash flows and for which the fair value option of accounting has been elected, the Company will apply the guidance which addresses accounting for differences between contractual cash flows and cash flows expected to be collected from its initial investment. The yield that may be accreted (accretable yield) will be limited to the excess of the Company’s initial estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the Company’s initial investment in the loan. Interest income will be recognized using the accretable yield on a level-yield basis over the life of the loan as long as cash flows can be reasonably estimated. On a quarterly basis, the Company updates its estimate of the cash flows expected to be collected. The excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) will not be recognized as an adjustment of yield but will be recognized prospectively through adjustment of the loan’s accretable yield over its remaining life. The amount of interest income to be recognized cannot result in a carrying amount that exceeds the payoff amount of the loan.

     Refer to the section of the Company’s annual report on Form 10-K for the year ended December 31, 2012 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates" for a full discussion of its critical accounting policies.

Recent Accounting Pronouncements

     In December 2011, the FASB issued ASU No. 2011-11: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”) which requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendment requires disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. In addition, in January 2013, the FASB issued ASU 2013-01: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210), Balance Sheet. The update addresses implementation issues about ASU 2011-11 and is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. This guidance is to be applied retrospectively for all comparative periods presented and does not amend the circumstances in which the Company offsets its derivative positions. This guidance does not have a material effect on the Company's financial statements. However, this guidance expands the disclosure requirements to which the Company is subject, which are presented in Note 12 of the consolidated financial statements.

Liquidity and Capital Resources

     Liquidity is a measure of the Company’s ability to turn non-cash assets into cash and to meet potential cash requirements. The Company uses significant cash to purchase securities, pay dividends, repay principal and interest on its borrowings, fund its operations and meet other general business needs. The Company’s primary sources of liquidity are its existing cash balances, borrowings under its repurchase agreements, the net proceeds of offerings of equity and debt securities and net cash provided by operating activities, private funding sources, including other borrowings structured as repurchase agreements, securitizations, term financings and derivative contracts, and future issuances of common equity, preferred equity, convertible securities, trust preferred and/or debt securities. The Company does not currently have any committed borrowing capacity, other than pursuant to the repurchase agreements discussed below

     The borrowings the Company used to fund the purchase of its portfolio totaled approximately $295.6 million as of March 31, 2013 under master repurchase agreements with three counterparties.

     As of March 31, 2013, the Company had a total of $354.4 million in fair value of RMBS pledged against its repurchase agreement borrowings.

     Under repurchase agreements, the Company may be required to pledge additional assets to its repurchase agreement counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. Generally, the Company’s repurchase agreements contain a LIBOR-based financing rate, term and haircuts depending on the types of collateral and the counterparties involved. Further, as of March 31, 2013, the range of haircut provisions associated with the Company’s repurchase agreements was between 3% and 5% for fully pledged Agency RMBS and between 15% and 40% for fully pledged non-Agency RMBS.

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

     The Company’s borrowings under repurchase agreements are renewable at the discretion of its lenders and, as such, the Company’s ability to roll-over such borrowings is not guaranteed. The terms of the repurchase transaction borrowings under the Company’s repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by SIFMA, as to repayment, margin requirements and the segregation of all securities the Company has initially sold under the repurchase transaction. In addition, each lender typically requires that the Company include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts and purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction, and cross default and setoff provisions.

     As of March 31, 2013, the Company had an effective leverage ratio of 2.05x which includes $109.5 million in fair value of Agency RMBS exposure acquired through contracts to acquire TBA securities.

     The Company maintains cash, unpledged Agency RMBS and non-Agency RMBS (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by the Company’s counterparties (collectively, the “Cushion”) to meet routine margin calls and protect against unforeseen reductions in the Company’s borrowing capabilities. The Company’s ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of its securities, its cash position and margin requirements. The Company’s cash position fluctuates based on the timing of its operating, investing and financing activities and is managed based on the Company’s anticipated cash needs. As of March 31, 2013, the Company had a Cushion of $103.7 million.

     As of March 31, 2013, the Company had a total of $9.9 million of restricted cash pledged against its swaps and repurchase agreements.

     The Company believes these identified sources of liquidity will be adequate for purposes of meeting its short-term (within one year) liquidity and long-term liquidity needs. However, the Company’s ability to meet its long-term liquidity and capital resource requirements may require additional financing. The Company’s short-term and long-term liquidity needs include funding future investments and operating costs. In addition to qualify as a REIT, the Company must distribute annually at least 90% of its net taxable income excluding net capital gains. These distribution requirements limit the Company’s ability to retain earnings and thereby replenish or increase capital for operations.

     The Company’s current policy is to pay quarterly distributions which, on an annual basis, will equal all or substantially all of its net taxable income. Taxable and GAAP earnings will typically differ due to differences in premium amortization and discount accretion, certain non-taxable unrealized and realized gains and losses, and non-deductible general and administrative expenses.

Cash Generated from Operating Activities

     The Company’s operating activities provided net cash of $0.1 million for the three months ended March 31, 2013. The cash provided by operating activities is primarily a result of income earned on the Company’s assets, partially offset by interest expense on repurchase agreements and operating expenses.

     The Company’s operating activities provided net cash of $0.8 million for the three months ended March 31, 2012. The cash provided by operating activities is primarily a result of income earned on the Company’s assets partially offset by interest expense on repurchase agreements and operating expenses.

Cash Used in Investing Activities

     The Company’s investing activities used net cash of $299.4 million for the three months ended March 31, 2013. During the three months ended March 31, 2013, the Company utilized cash to purchase $296.7 million in RMBS (net of changes in amounts payable for real estate securities purchased) and $10.8 million in mortgage loans and increased restricted cash by $6.1 million in connection with swap and repurchase agreements, which was offset by principal repayments on real estate securities of $7.4 million and proceeds from the sale of real estate securities of $6.8 million (net of changes in amounts receivable for real estate securities sold).

     The Company’s investing activities used net cash of $37.0 million for the three months ended March 31, 2012. During the three months ended March 31, 2012, the Company utilized cash to purchase $65.1 million in RMBS. The decrease in cash was partially offset by proceeds from the sale of RMBS of $25.5 million, principal repayments on real estate securities of $2.2 million and a decrease in restricted cash of $0.4 million in connection with swap and repurchase agreements.

Cash Generated from Financing Activities

     The Company’s financing activities provided cash of $293.1 million for the three months ended March 31, 2013, which was a result of net proceeds from the issuance of common stock of $118.9 million and borrowings from repurchase agreements of $222.3 million, partially offset by repayments of repurchase agreements of $42.8 million, repurchases of common stock of $5.1 million and $0.2 million in redemption of preferred stock.

      The Company’s financing activities provided cash of $36.0 million the three months ended March 31, 2013, which was the result of borrowings from repurchase agreements of $47.7 million and proceeds from the issuance of preferred stock of $0.1 million, partially offset by repayments of repurchase agreements of $11.8 million.

Contractual Obligations

     The Company has entered into an Investment Advisory Agreement with the Advisor. The Advisor is entitled to receive a quarterly advisory fee and the reimbursement of certain expenses; however, those obligations do not have fixed and determinable payments. Additionally, as discussed above under “Liquidity and Capital Resources,” the borrowings the Company used to fund the purchase of its portfolio totaled approximately $295.6 million as of March 31, 2013 under master repurchase agreements with three counterparties. These borrowings were all due within one year.

Off-Balance Sheet Arrangements

     As of the date of this quarterly report on Form 10-Q, the Company had no off-balance sheet arrangements.

Inflation

     Virtually all of the Company’s assets and liabilities are and will be interest rate sensitive in nature. As a result, interest rates and other factors influence the Company’s performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. The Company’s financial statements are prepared in accordance with U.S. GAAP and the Company’s activities and balance sheet shall be measured with reference to historical cost and/or fair value without considering inflation.

Non-GAAP Financial Measures

Core Earnings is a non-GAAP measure that the Company defines as GAAP net income, excluding changes in unrealized gains or losses on real estate securities and mortgage loans, realized gains or losses on real estate securities and mortgage loans, gains or losses on derivative instruments, and certain non-recurring adjustments.

The Company believes that providing investors with this non-GAAP financial information, in addition to the related GAAP measures, gives investors greater transparency to the information used by management in its financial and operational decision-making. However, because Core Earnings is an incomplete measure of the Company's financial performance and involves differences from net income computed in accordance with GAAP, it should be considered along with, but not as an alternative to, the Company's net income computed in accordance with GAAP as a measure of the Company's financial performance. In addition, because not all companies use identical calculations, the Company’s presentation of Core Earnings may not be comparable to other similarly-titled measures of other companies.

The following table reconciles net income computed in accordance with GAAP with Core Earnings:

	Three Months Ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Net income - GAAP	$1,973,695	$6,233,153

Recurring adjustments for non-core earnings:
Change in unrealized gain / loss on real estate securities and mortgage loans	(874,371)	(6,489,794)
Realized loss on real estate securities	-	2,061,045
Gain on derivative instruments	(281,144)	(141,815)

Core Earnings - non-GAAP	$818,180	$1,662,589

Core Earnings - per weighted average share outstanding - non-GAAP	$0.13	$0.55

Subsequent Events

     On May 14, 2013, the Company declared a cash dividend of $0.22 per share of the Company’s common stock and OP units. The dividend will be paid on May 31, 2013 to stockholders and OP unit holders of record as of the close of business on May 24, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The primary components of the Company’s market risk are related to interest rate risk, prepayment risk, credit risk and fair value risk. While the Company does not seek to avoid risk completely, the Company believes that risk can be quantified from historical experience and the Company will seek to actively manage that risk, to earn sufficient compensation to justify taking risk and to maintain capital levels consistent with the risks the Company undertakes.

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

     The Company primarily assesses its interest rate risk by estimating and managing the duration of its assets relative to the duration of its liabilities. Duration measures the change in the fair value of an asset based on a change in an interest rate. The Company generally calculates duration using various financial models and empirical data. Different models and methodologies can produce different duration numbers for the same securities.

     The borrowings the Company used to fund the purchase of its portfolio totaled approximately $295.6 million as of March 31, 2013 under master repurchase agreements with three counterparties. At March 31, 2013, the Company also had interest rate swaps with an outstanding notional amount of $169.4 million, resulting in variable rate debt of $126.2 million. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $126.2 million in variable rate debt by $0.2 million. Such hypothetical impact of interest rates on the Company’s variable rate debt does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, the Company may take actions to further mitigate its exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.

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

Fair Value

     Changes in interest rates may also have an impact on the fair value of the assets the Company acquires.

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

Credit Risk

     The Company is subject to credit risk in connection with its investments. Although the Company does not expect to encounter credit risk in its Agency RMBS, the Company does expect to encounter credit risk related to its non-Agency RMBS and other target assets it may acquire in the future. A portion of its assets are comprised of residential mortgage loans that are unrated. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. The Company believes that residual loan credit quality is primarily determined by the borrowers’ credit profiles and loan characteristics.

Extension Risk

     If prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on the Company’s results from operations, as borrowing costs would no longer be fixed after the end of the hedging instrument, while the income earned on the hybrid adjustable-rate assets would remain fixed. This situation may also cause the fair value of the Company’s hybrid adjustable-rate assets to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, the Company may be forced to sell assets to maintain adequate liquidity, which could cause it to incur losses.

Fair Value Risk

     The Company intends to elect the fair value option of accounting on most of its securities investments and residential mortgage loans and account for them at their estimated fair value with unrealized gains and losses included in earnings pursuant to accounting guidance. The estimated fair value of these securities and residential mortgage loans fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities and residential mortgage loans would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities and residential mortgage loans would be expected to increase.

Item 4. Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations there under. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2013. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

     There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2013 that have materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

     From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2013, the Company was not involved in any legal proceedings.

Item 1A. Risk Factors

     There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s combined Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Purchases of Equity Securities

     The Company repurchased the following shares of its common stock during the three months ended March 31, 2013:

Maximum Number (or
			Total Number of	Approximate Dollar
	Total number		Shares (or OP units)	Value) of Shares (or
	of shares (or		Purchased as Part of	Units) that May Yet Be
	OP units)	Average price paid per	Publicly Announced	Purchased Under the
Period	purchased(1)	share or (OP unit)	Plans or Programs	Plans or Programs
January 1 to January 31	265,245	$21.68	--	--
Total	265,245	$21.68	--	--
____________________

(1)	The repurchase was made from a single stockholder. The Company paid to such stockholder approximately $5.1 million, which represented 90% of the repurchase amount; the remaining 10% of the repurchase price was paid in April, 2013.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Mine Safety Disclosures

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits

(a) Exhibits Files:

Exhibit No.	Description
3.1*	Articles of Amendment and Restatement of ZAIS Financial Corp., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

3.2*	Articles Supplementary of ZAIS Financial Corp., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

3.3*	Bylaws of ZAIS Financial Corp., incorporated by reference to Exhibit 3.3 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

4.1*	Specimen Common Stock Certificate of ZAIS Financial Corp., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.1*	Agreement of Limited Partnership, dated as of July 29, 2011, of ZAIS Financial Partners, L.P., as amended on August 3, 2011, October 11, 2012, and December 13, 2012, incorporated by reference to Exhibit 10.2 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.2*	Amendment to Agreement of Limited Partnership, dated as of February 13, 2013, of ZAIS Financial Partners, L.P., incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-K, filed March 28, 2013.

10.3*	Indemnification Agreement, dated February 7, 2013, between ZAIS Financial Corp. and Daniel Mudge, incorporated by reference to Exhibit 10.13 of the Registrant's Form 10-K, filed March 28, 2013.

10.4*	Indemnification Agreement, dated February 7, 2013, between ZAIS Financial Corp. and Marran Ogilvie, incorporated by reference to Exhibit 10.14 of the Registrant's Form 10-K, filed March 28, 2013.

10.5*	Indemnification Agreement, dated February 7, 2013, between ZAIS Financial Corp. and Eric Reimer, incorporated by reference to Exhibit 10.15 of the Registrant's Form 10-K, filed March 28, 2013.

10.6*	Indemnification Agreement, dated February 7, 2013, between ZAIS Financial Corp. and James Zinn, incorporated by reference to Exhibit 10.16 of the Registrant's Form 10-K, filed March 28, 2013.

10.7*	Indemnification Agreement, dated March 20, 2013, between ZAIS Financial Corp. and Nisha Motani, incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-K, filed March 28, 2013.

10.8*	License Agreement, dated February 5, 2013, between ZAIS Financial Corp. and ZAIS Group, LLC, incorporated by reference to Exhibit 10.19 of the Registrant's Form 10-K, filed March 28, 2013.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Scheme Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document
____________________

*	Previously filed

**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAIS FINANCIAL CORP.

Date: May 14, 2013	By:	/s/ MICHAEL SZYMANSKI
Michael Szymanski
Chief Executive Officer and President

	By:	/s/ PAUL MCDADE
Paul McDade
Chief Financial Officer and Treasurer