Form 10-Q
period 2013-06-30
ZAIS Financial Corp.
filed 2013-08-13
CIK 1527590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
Commission File Number: 001-35808

ZAIS FINANCIAL CORP.
(Exact Name of Registrant as Specified in its Charter)

Maryland	90-0729143
(State or Other Jurisdiction of Incorporation or	(IRS Employer
Organization)	Identification No.)

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

Smaller reporting
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	company ☐
(Do not check if a smaller
reporting company)

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

       Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

       The Company has 7,970,886 shares of common stock, par value $0.0001 per share, outstanding as of August 12, 2013.

ZAIS FINANCIAL CORP.
FORM 10-Q TABLE OF CONTENTS

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZAIS Financial Corp. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Expressed in United States Dollars)
	(unaudited)
Assets
Cash	$21,174,544	$19,061,110
Restricted cash	12,545,944	3,768,151
Real estate securities, at fair value - $364,386,699 and $133,538,998 pledged as collateral,
respectively	444,536,696	170,671,683
Mortgage loans, at fair value - $120,517,248 and $ - pledged as collateral, respectively	120,783,425	—
Derivative assets, at fair value	7,169,531	—
Other assets	1,648,040	1,345,665
Receivable for real estate securities sold	—	6,801,398
Total assets	$607,858,180	$201,648,007
Liabilities
Repurchase agreements	$308,497,415	$116,080,467
Loan repurchase facility	89,112,325	—
Payable for real estate securities purchased	20,607,149	6,195,767
Derivative liabilities, at fair value	5,069,472	1,144,744
Dividends and distributions payable	4,004,010	—
Accounts payable and other liabilities	2,609,191	1,820,581
Accrued interest payable	436,893	74,966
Common stock repurchase liability	—	11,190,687
Total liabilities	430,336,455	136,507,212

Commitments and contingencies (Note 13)

Stockholders' equity
12.5% Series A cumulative non-voting preferred stock, $0.0001 par value; 50,000,000 shares
authorized; zero shares and 133 shares issued and outstanding, respectively	—	—
Common stock $0.0001 par value; 500,000,000 shares authorized; 7,970,886 shares issued and 7,970,886 shares outstanding, and 2,586,131 shares issued and 2,071,096 shares
outstanding, respectively	798	207
Additional paid-in capital	164,207,617	39,759,770
(Accumulated deficit)/retained earnings	(5,179,730)	5,281,941
Total ZAIS Financial Corp. stockholders' equity	159,028,685	45,041,918
Non-controlling interests in operating partnership	18,493,040	20,098,877
Total stockholders' equity	177,521,725	65,140,795
Total liabilities and stockholders' equity	$607,858,180	$201,648,007

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Expressed in United States Dollars)
Interest income
Real estate securities	$5,031,558	$2,278,821	$8,438,685	$5,039,871
Mortgage loans	903,953	—	932,859	—
Total interest income	5,935,511	2,278,821	9,371,544	5,039,871
Interest expense
Repurchase agreements	867,484	378,407	1,381,519	667,147
Loan repurchase facility	289,296	—	289,296	—
Total interest expense	1,156,780	378,407	1,670,815	667,147
Net interest income	4,778,731	1,900,414	7,700,729	4,372,724
Other gains / (losses)
Change in unrealized (loss) / gain on real estate
securities	(15,642,642)	2,903,133	(14,739,365)	9,392,927
Change in unrealized gain on mortgage loans	1,596,197	—	1,567,291	—
Realized (loss) / gain on real estate securities	(246,055)	109,183	(246,055)	(1,951,862)
Realized gain on mortgage loans	66,244	—	66,244	—
Gain / (loss) on derivative instruments	3,698,381	(897,767)	3,979,525	(755,952)
Total other gains / (losses)	(10,527,875)	2,114,549	(9,372,360)	6,685,113
Expenses
Professional fees	231,389	398,325	1,492,573	943,436
Advisory fee - related party	704,687	245,283	1,193,072	472,578
Loan servicing fees	114,534	—	114,534	—
General and administrative expenses	769,123	43,340	1,123,372	80,655
Total expenses	1,819,733	686,948	3,923,551	1,496,669
Net (loss) / income	(7,568,877)	3,328,015	(5,595,182)	9,561,168
Net (loss) / income allocated to non-controlling
interests	(788,476)	—	(489,382)	—
Preferred dividends	—	4,157	15,379	7,574
Net (loss) / income attributable to ZAIS
Financial Corp. common stockholders	$(6,780,401)	$3,323,858	$(5,121,179)	$9,553,594
Net (loss) / income per share applicable to common
stockholders - basic and diluted	$(.85)	$1.10	$(.78)	$3.16
Weighted average number of shares of common stock:
Basic	7,970,886	3,022,617	6,564,284	3,022,617
Diluted	8,897,800	3,022,617	7,491,198	3,022,617

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock
							Total ZAIS	Non-
						(Accumulated	Financial	controlling
	Shares of		Shares of		Additional	Deficit) /	Corp.	Interests in
	Preferred	Preferred	Common	Common	Paid-in	Retained	Stockholders'	Operating
	Stock	Stock at Par	Stock	Stock at Par	Capital	Earnings	Equity	Partnership	Total Equity
	(Expressed in United States Dollars)
Balance at December 31, 2011	—	$—	3,022,617	$302	$60,452,038	$(5,134,466)	$55,317,874	$—	$55,317,874
Net proceeds from offering of preferred stock	133	—	—	—	115,499	—	115,499	—	115,499
Net proceeds from offering of OP units	—	—	—	—	—	—	—	20,393,704	20,393,704
Net proceeds from offering of common stock	—	—	232,039	24	4,757,446	—	4,757,470	—	4,757,470
Distributions on OP units	—	—	—	—	—	—	—	(1,117,280)	(1,117,280)
Dividends on common stock	—	—	—	—	—	(9,471,442)	(9,471,442)	—	(9,471,442)
Repurchase of common stock	—	—	(668,525)	(67)	(14,181,192)	—	(14,181,259)	—	(14,181,259)
Common stock repurchase liability	—	—	(515,035)	(52)	(10,923,892)	—	(10,923,944)	—	(10,923,944)
Rebalancing of ownership percentage between
the Company and operating partnership	—	—	—	—	(460,129)	—	(460,129)	460,129	—
Net income	—	—	—	—	—	19,887,849	19,887,849	362,324	20,250,173
Balance at December 31, 2012	133	—	2,071,096	207	39,759,770	5,281,941	45,041,918	20,098,877	65,140,795
Reversal of common stock repurchase liability	—	—	249,790	25	5,440,150	—	5,440,175	—	5,440,175
Repurchase of preferred shares	(133)	—	—	—	(133,000)	—	(133,000)	—	(133,000)
Net proceeds from initial public offering	—	—	5,650,000	566	118,861,934	—	118,862,500	—	118,862,500
Equity raise payments	—	—	—	—	(216,658)	—	(216,658)	—	(216,658)
Distributions on OP units	—	—	—	—	—	—	—	(621,034)	(621,034)
Dividends on common stock	—	—	—	—	—	(5,340,492)	(5,340,492)	—	(5,340,492)
Rebalancing of ownership percentage between
the Company and operating partnership	—	—	—	—	495,421	—	495,421	(495,421)	—
Net loss	—	—	—	—	—	(5,121,179)	(5,121,179)	(489,382)	(5,610,561)
Balance at June 30, 2013 (unaudited)	—	$—	7,970,886	$798	$164,207,617	$(5,179,730)	$159,028,685	$18,493,040	$177,521,725

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2013	2012
	(Expressed in United States Dollars)
Cash flows from operating activities
Net (loss) / income	$(5,595,182)	$9,561,168
Adjustments to reconcile net (loss) / income to net cash provided by operating activities
Net (accretion)/amortization of (discounts)/premiums related to real
estate securities	(1,566,256)	(873,704)
Net accretion of discounts related to mortgage loans	(259,435)	—
Change in unrealized loss/(gain) on real estate securities	14,739,365	(9,392,927)
Change in unrealized (gain) on mortgage loans	(1,567,291)	—
Realized loss on real estate securities	246,055	1,951,862
Realized (gain) on mortgage loans	(66,244)	—
Change in unrealized (gain)/loss on derivative instruments	(3,244,803)	650,448
Changes in operating assets and liabilities
(Increase) / decrease in other assets	(302,375)	46,722
Increase / (decrease) in accounts payable and other liabilities	788,610	(358,638)
Increase / (decrease) in accrued interest payable	361,927	(799)
Net cash provided by operating activities	3,534,371	1,584,132
Cash flows from investing activities
Acquisitions of real estate securities, net of change in payable for real estate securities
purchased	(344,623,655)	(72,680,829)
Proceeds from principal repayments on real estate securities	24,639,160	10,230,669
Proceeds from sale of real estate securities, net of changes in receivable for real estate
securities sold	53,913,098	28,759,376
Acquisition of mortgage loans	(119,758,049)	—
Proceeds from principal repayments on mortgage loans	867,594	—
Restricted cash used in investment activities	(8,777,793)	(565,997)
Net cash used in investing activities	(393,739,645)	(34,256,781)
Cash flows from financing activities
Proceeds from issuance of common stock, net	118,862,500	—
Proceeds from issuance of preferred stock, net	—	115,499
Payment of common stock repurchase liability	(5,750,512)	—
Borrowings from repurchase agreements	287,941,369	49,598,893
Repayments of repurchase agreements	(95,524,421)	(17,054,902)
Borrowings from loan repurchase facility	89,112,325	—
Dividends on common stock and distributions on OP units (net of dividends and
distributions payable)	(1,957,516)	(3,264,427)
Repurchase of preferred stock including dividend	(148,379)	(7,574)
Equity raise payments	(216,658)	—
Net cash provided by financing activities	392,318,708	29,387,489
Net increase/(decrease) in cash	2,113,434	(3,285,160)
Cash
Beginning of period	19,061,110	6,326,724
End of period	$21,174,544	$3,041,564
Supplemental disclosure of cash flow information
Interest paid on repurchase agreements and loan repurchase facility	$1,308,888	$667,946
Taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Formation and Organization

ZAIS Financial Corp. (the "Company") was incorporated in Maryland on May 24, 2011, and has elected to be taxed and to qualify as a real estate investment trust ("REIT") beginning with the taxable year ended December 31, 2011. The Company was initially capitalized and commenced operations on July 29, 2011, when it completed an exchange of a mutually agreed upon portion of the shareholders' and limited partners' interests in the ZAIS Matrix VI-A Ltd. and ZAIS Matrix VI-B L.P. funds (the "Matrix Funds") managed by ZAIS Group, LLC ("ZAIS"), which included cash of $3,036,222 and real estate securities having a fair value of $57,416,118, for 3,022,617 shares of the Company's common stock or operating partnership units ("OP units") in ZAIS Financial Partners, L.P., the Company's consolidated operating partnership subsidiary (the "Operating Partnership"). All OP units were converted into shares of common stock upon issuance. On February 13, 2013, the Company completed its initial public offering ("IPO"), pursuant to which the Company sold 5,650,000 shares of its common stock at a price of $21.25 per share for gross proceeds of $120.1 million. Net proceeds after the payment of offering costs of $1.2 million were $118.9 million.

The Company primarily invests in, finances and manages residential mortgage-backed securities ("RMBS") and performing and re-performing residential mortgage loans. The Company's RMBS strategy focuses on non-Agency RMBS (as defined below) with an emphasis on securities that, when originally issued, were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations, as well as Agency RMBS (as defined below) (including exposure to Agency RMBS through To-Be-Announced ("TBA") securities). RMBS include securities that are not issued or guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association ("Fannie Mae"), or the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or an agency of the U.S. Government, such as the Government National Mortgage Association ("Ginnie Mae") ("non-Agency RMBS") and securities that are issued or guaranteed by a federally chartered corporation or a U.S. Government agency ("Agency RMBS"). The Company also has the discretion to invest in other real estate-related and financial assets, including mortgage servicing rights ("MSRs"), interest only strips created from RMBS ("IOs"), commercial mortgage-backed securities ("CMBS") and asset-backed securities ("ABS").

The Company is externally managed by ZAIS REIT Management, LLC (the "Advisor"), a subsidiary of ZAIS, and has no employees. The Company is the sole general partner of, and conducts substantially all of its business through, the Operating Partnership.

The Company's charter authorizes the issuance of up to 500,000,000 shares of common stock with a par value of $0.0001 per share, and 50,000,000 shares of preferred stock, with a par value of $0.0001 per share. The Company's board of directors is authorized to amend its charter, without the approval of stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series of capital stock or to classify and reclassify any unissued shares of its capital stock into other classes or series of stock that the Company has authority to issue.

2.	Summary of Significant Accounting Policies

Basis of Quarterly Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") as contained within the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial reporting. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for the interim period are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. Certain prior period amounts have been reclassified to conform to the current period's presentation.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Operating Partnership, and all of the wholly owned subsidiaries of the Operating Partnership. The Company, which serves as the sole general partner of and conducts substantially all of its business through the Operating Partnership, holds approximately 89.6% of the OP units in the Operating Partnership. The Operating Partnership in turn holds directly or indirectly all of the equity interests in its subsidiaries. All intercompany balances have been eliminated in consolidation.

Variable Interest Entities

A variable interest entity ("VIE") is an entity that lacks one or more of the characteristics of a voting interest entity. The Company evaluates each of its investments to determine if each is a VIE based on: (1) the sufficiency of the entity's equity investment at risk to finance its activities without additional subordinated financial support provided by any parties, including the equity holders; (2) whether as a group the holders of the equity investment at risk have (a) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impacts the entity's economic performance, (b) the obligation to absorb the expected losses of the legal entity and (c) the right to receive the expected residual returns of the legal entity; and (3) whether the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of their equity, or both, and whether substantially all of the entity's activities involve or are conducted on behalf of an investor that has disproportionately fewer voting rights. An investment that lacks one or more of the above three characteristics is considered to be a VIE. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

A VIE is subject to consolidation if the equity investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns. VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This determination can sometimes involve complex and subjective analyses.

The Company has evaluated its real estate securities investments to determine if each represents a variable interest in a VIE. The Company monitors these investments and analyzes them for potential consolidation. The Company's real estate securities investments represent variable interests in VIEs. At June 30, 2013 and December 31, 2012, no VIEs required consolidation as the Company was not the primary beneficiary of any of these VIEs. At June 30, 2013 and December 31, 2012, the maximum exposure of the Company to VIEs is limited to the fair value of its investments in real estate securities as disclosed in the consolidated balance sheets.

Cash and Cash Equivalents

The Company considers highly liquid short-term interest bearing instruments with original maturities of three months or less and other instruments readily convertible into cash to be cash equivalents. The Company's deposits with financial institutions may exceed federally insurable limits of $250,000 per institution. The Company mitigates this risk by depositing funds with major financial institutions. At June 30, 2013, the Company's cash was held with two custodians.

Restricted Cash

Restricted cash represents the Company's cash held by counterparties as collateral against the Company's derivatives and/or repurchase agreements. Cash held by counterparties as collateral is not available to the Company for general corporate purposes, but may be applied against amounts due to derivative or repurchase agreement counterparties or returned to the Company when the collateral requirements are exceeded or at the maturity of the derivatives or repurchase agreements.

Real Estate Securities and Mortgage Loans - Fair Value Election

U.S. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. The Company has elected the fair value option for each of its real estate securities and mortgage loans, at the date of purchase, including those contributed in connection with the Company's initial formation transaction. The fair value option election permits the Company to measure these real estate securities and mortgage loans at estimated fair value with the change in estimated fair value included as changes in unrealized gain/loss on real estate securities and mortgage loans in the Company's consolidated statements of operations. The Company believes that the election of the fair value option for its real estate securities and mortgage loans more appropriately reflects the results of the Company's operations.

Determination of Fair Value Measurement

The "Fair Value Measurements and Disclosures" Topic of the FASB ASC defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under U.S. GAAP. Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date.

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

Any proposed changes to the valuation methodology will be reviewed by the Advisor to ensure changes are consistent with the applicable accounting guidance and approved as appropriate. The fair value methodology may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company anticipates that the Advisor's valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions by other market participants, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

  Quoted prices for similar assets or liabilities in active markets

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

The Company may use valuation techniques consistent with the market and income approaches to measure the fair value of its assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future projected cash flows to a single discounted present value amount. When applying either approach, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires significant judgment and considers factors specific to the investment. The Company utilizes proprietary modeling analysis to support the independent third party broker quotes selected to determine the fair value of investments and derivative instruments.

The following is a description of the valuation techniques used to measure fair value and the general classification of these instruments pursuant to the fair value hierarchy.

Real Estate Securities

The fair value of the Company's real estate securities considers the underlying characteristics of each security including coupon, maturity date and collateral. The Company estimates the fair value of its Agency RMBS and non-Agency RMBS based upon a combination of observable prices in active markets, multiple indicative quotes from brokers and executable bids. In evaluating broker quotes the Company also considers additional observable market data points including recent observed trading activity for identical and similar securities, back-testing, broker challenges and other interactions with market participants, as well as yield levels generated by model-based valuation techniques. In the absence of observable quotes, the Company utilizes model-based valuation techniques that may contain unobservable valuation inputs.

When available, the fair value of real estate securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from either broker quotes, observed traded levels or model-based valuation techniques using observable inputs such as benchmark yields or issuer spreads.

The Company's Agency RMBS are valued using the market data described above, which includes inputs determined to be observable or whose significant fair value drivers are observable. Accordingly, Agency RMBS securities are classified as Level 2 in the fair value hierarchy.

While the Company's non-Agency RMBS are valued using the same process with similar inputs as the Agency RMBS, a significant amount of inputs are unobservable due to relatively low levels of market activity. The fair value of these securities is typically based on broker quotes or the Company's model-based valuation. Accordingly, the Company's non-Agency RMBS are classified as Level 3 in the fair value hierarchy. Model-based valuation consists primarily of discounted cash flow and yield analyses. Significant model inputs and assumptions include constant voluntary prepayment rates, constant default rates, delinquency rates, loss severity, market-implied discount rates, default rates, expected loss severity, weighted average life, collateral composition, borrower characteristics and prepayment rates, and may also include general economic conditions, including home price index forecasts, servicing data and other relevant information. Where possible, collateral-related assumptions are determined on an individual loan level basis.

Mortgage Loans

The fair value of the Company's mortgage loans is determined using a proprietary model that considers data such as loan origination information and additional updated borrower and loan servicing data as available, forward interest rates, general economic conditions, home price index forecasts and valuations of the underlying properties. The variables considered most significant to the determination of the fair value of the Company's mortgage loans include market-implied discount rates, and projections of default rates, delinquency rates, loss severity and prepayment rates. The Company uses loan level data, macro-economic inputs and forward interest rates to generate loss adjusted cash flows and other information in determining the fair value of its mortgage loans. Because of the inherent uncertainty of such valuation, the fair values established for mortgage loans held by the Company may differ from the fair values that would have been established if a ready market existed for these mortgage loans. Accordingly, mortgage loans are classified as Level 3 in the fair value hierarchy.

Derivative Instruments

Interest Rate Swap Agreements

An interest rate swap is an agreement between the Company and a counterparty to exchange periodic interest payments where one party to the contract makes a fixed rate payment in exchange for a floating rate payment from the other party. Interest rate swap agreements are valued using counterparty valuations. The Company utilizes proprietary modeling analysis or industry standard third party analytics to support the counterparty valuations. These counterparty valuations are generally based on models with market observable inputs such as interest rates and contractual cash flows, and, as such, are classified as Level 2 on the fair value hierarchy. The Company's swap agreements are governed by the International Swap and Derivative Association trading agreements, which are separately negotiated agreements with dealer counterparties. As of June 30, 2013 and December 31, 2012, no credit valuation adjustment was made in determining the fair value of derivatives.

TBA Securities

A TBA security is a forward contract for the purchase of Agency RMBS at a predetermined price with a stated face amount, coupon and stated maturity at an agreed upon future date. The specific Agency RMBS delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association ("SIFMA"), are not known at the time of the transaction. The Company estimates the fair value of TBA securities based on independent third party closing levels. Accordingly, TBAs are classified as Level 2 in the fair value hierarchy.

Interest Income Recognition and Impairment – Real Estate Securities

Interest income on Agency RMBS is accrued based on the effective yield method on the outstanding principal balance and their contractual terms. Premiums and discounts associated with Agency RMBS at the time of purchase are amortized into interest income over the life of such securities using the effective yield method and adjusted for actual prepayments in accordance with ASC 310-20 "Nonrefundable Fees and Other Costs".

Interest income on the non-Agency RMBS, which were purchased at a discount to par value and/or were rated below AA at the time of purchase, is recognized based on the effective yield method in accordance with ASC 325-40 "Beneficial Interests in Securitized Financial Assets". The effective yield on these securities is based on the projected cash flows from each security, which are estimated based on the Company's observation of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and credit losses. Therefore, actual maturities of the securities are generally shorter than stated contractual maturities.

Interest income is recorded as interest income-real estate securities in the consolidated statements of operations.

Based on the projected cash flows from the Company's non-Agency RMBS purchased at a discount to par value, a portion of the purchase discount may be designated as credit protection against future credit losses and, therefore, not accreted into interest income. The amount designated as credit discount is determined, and may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit discount is more favorable than forecasted, a portion of the amount designated as credit discount may be accreted into interest income prospectively.

Agency and non-Agency RMBS are periodically evaluated for other-than-temporary impairment ("OTTI"). A security with a fair value that is less than amortized cost is considered impaired. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a security has been deemed to be other-than-temporarily impaired, the amount of OTTI is bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statement of operations as a realized loss on real estate securities. The remaining OTTI related to the valuation adjustment is recognized as a component of change in unrealized gain/loss on real estate securities in the consolidated statement of operations. For the three and six months ended June 30, 2013, the Company recognized $39,179 in OTTI. For the three and six months ended June 30, 2012, the Company recognized $87,058 and $215,345, respectively, in OTTI. Realized gains and losses on sale of real estate securities are determined using the specific identification method. Real estate securities transactions are recorded on the trade date.

Interest Income Recognition - Mortgage Loans

When mortgage loans purchased by the Company show evidence of a deterioration in credit quality since origination, management determines that it is probable the Company will not collect all contractual cash flows and the fair value option of accounting has been elected, the Company will apply the guidance which addresses accounting for differences between contractual cash flows and cash flows expected to be collected from its initial investment. The yield that may be accreted (accretable yield) will be determined by the excess of the Company's initial estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the Company's initial investment in the mortgage loan. Interest income will be recognized using the accretable yield on a level-yield basis over the life of the loan as long as cash flows can be reasonably estimated. On a quarterly basis, the Company updates its estimate of the cash flows expected to be collected. The excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) will not be recognized as an adjustment of yield but will be recognized prospectively through adjustment of the loan's accretable yield over its remaining life. The amount of interest income to be recognized cannot result in a carrying amount that exceeds the payoff amount of the loan. Loans that are delinquent for 60 days or more are considered non-performing. Income recognition is suspended for loans when they become more than 90 days delinquent, or when, in management's opinion, a full recovery of interest and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current.

Expense Recognition

Expenses are recognized when incurred. Expenses include, but are not limited to, loan servicing fees, advisory fees, professional fees for legal, accounting and consulting services, and general and administrative expenses such as insurance, custodial and miscellaneous fees.

Offering Costs

Offering costs are accounted for as a reduction of additional paid-in capital. Offering costs in connection with the Company's IPO were paid out of the proceeds of the IPO. Costs incurred to organize the Company were expensed as incurred. The Company's obligation to pay for organization and offering expenses directly related to the IPO was capped at $1,200,000 and the Advisor paid for such expenses incurred above the cap.

Repurchase Agreements - Real Estate Securities

The Company finances a portion of its RMBS portfolio through the use of repurchase agreements entered into under master repurchase agreements with four financial institutions. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Repurchase agreements are recorded on trade date at the contract amount.

The Company pledges cash and certain of its RMBS as collateral under these repurchase agreements. The amounts available to be borrowed are dependent upon the fair value of the RMBS pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged RMBS, the lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of June 30, 2013 and December 31, 2012, the Company has met all margin call requirements.

Repurchase Agreements - Mortgage Loans

The Company finances a portion of its mortgage loan portfolio through the use of repurchase agreements entered into under a master repurchase agreement with Citibank, N.A. ("Citi"), pursuant to which the Company may sell, and later repurchase trust certificates representing interests in residential mortgage loans (the "Trust Certificates") in an aggregate principal amount of up to $250 million, $150 million of which was committed (the "Loan Repurchase Facility"). The borrowings under the Loan Repurchase Facility are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreement. The borrowings under the Loan Repurchase Facility are recorded on the trade date at the contract amount.

The Company pledges cash and certain of its Trust Certificates as collateral under the Loan Repurchase Facility. The amounts available to be borrowed are dependent upon the fair value of the Trust Certificates pledged as collateral, which fluctuates with changes in interest rates, type of underlying mortgage loan and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged Trust Certificates, the lender may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of June 30, 2013 the Company has met all margin call requirements.

Derivatives and Hedging Activities

The Company accounts for its derivative financial instruments in accordance with derivative accounting guidance, which requires an entity to recognize all derivatives as either assets or liabilities in the balance sheets and to measure those instruments at fair value. The Company has not designated any of its derivative agreements as hedging instruments for accounting purposes. As a result, changes in the fair value of derivatives are recorded through current period earnings.

Interest Rate Swap Agreements

The Company's interest rate swap agreements contain legally enforceable provisions that allow for netting or setting off of all individual interest rate swap receivables and payables with each respective counterparty and, therefore, the fair value of those interest rate swap agreements are netted. The credit support annex provisions of the Company's interest rate swap agreements allow the parties to mitigate their credit risk by requiring the party which is out of the money to post collateral. At June 30, 2013 and December 31, 2012, all collateral provided under these agreements consisted of cash collateral.

TBA Securities

The Company enters into TBA contracts as a means of acquiring exposure to Agency RMBS and may from time to time utilize TBA dollar roll transactions to finance Agency RMBS purchases. The Company may also enter into TBA contracts as a means of hedging against short-term changes in interest rates. The Company may choose, prior to settlement, to move the settlement of these securities to a later date by entering into an offsetting position (referred to as a "pair off"), settling the paired off positions against each other for cash, and simultaneously entering into a similar TBA contract for a later settlement date, which is commonly collectively referred to as a "dollar roll" transaction.

Counterparty Risk and Concentration

Counterparty risk is the risk that counterparties may fail to fulfill their obligations or that pledged collateral value becomes inadequate. The Company attempts to manage its exposure to counterparty risk through diversification, use of financial instruments and monitoring the creditworthiness of counterparties.

As explained in the footnotes above, while the Company engages in repurchase financing activities with several financial institutions, the Company maintains custody accounts with two custodians. There is no guarantee that these custodians will not become insolvent. While there are certain regulations that seek to protect customer property in the event of a failure, insolvency or liquidation of a custodian, there is no certainty that the Company would not incur losses due to its assets being unavailable for a period of time in the event of a failure of a custodian that has custody of the Company's assets. Although management monitors the credit worthiness of its custodians, such losses could be significant and could materially impair the ability of the Company to achieve its investment objective.

Net Income (Loss) Per Share

The Company's basic earnings per share ("EPS") is computed by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding OP units were converted to common stock, where such exercise or conversion would result in a lower EPS. The dilutive effect of partnership interests is computed assuming all units are converted to common stock.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 2011. The Company was organized and has operated and intends to continue to operate in a manner that will enable it to qualify to be taxed as a REIT. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company's annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. GAAP). As a REIT, the Company will not be subject to federal income tax on its taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company's net income and net cash available for distribution to stockholders. However, the Company intends to continue to operate in a manner that will enable it to qualify for treatment as a REIT.

The Company evaluates uncertain income tax positions when applicable. Based upon its analysis of income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of either June 30, 2013 or December 31, 2012.

The Company has elected to treat one of its direct wholly owned subsidiaries, ZAIS I TRS Inc., and one of its indirect wholly owned subsidiaries, ZFC Trust TRS I, LLC, as taxable REIT subsidiaries (the "TRS entities"). The Company may perform certain non-customary services, including real estate or non-real estate-related services through these TRS entities. Earnings from services performed through the TRS entities are subject to federal and state income taxes irrespective of the dividends-paid deduction available to REITs for federal income tax purposes. In addition, for the Company to continue to qualify to be taxed as a REIT, the Company’s total investment in all TRS entities may not exceed 25% of the value of the total assets of Company determined for federal income tax purposes.

For the three and six months ended June 30, 2013 and 2012, the Company did not have any significant activity in the TRS entities. Accordingly, no provision for federal income taxes has been made in the accompanying consolidated financial statements, as the TRS entities did not generate taxable income for the periods presented.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11: Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11") which requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendment requires disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. In addition, in January 2013, the FASB issued ASU 2013-01: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210), Balance Sheet. The update addresses implementation issues regarding ASU 2011-11 and is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. This guidance is to be applied retrospectively for all comparative periods presented and does not amend the circumstances in which the Company offsets its derivative positions. This guidance does not have a material effect on the Company's financial statements. However, this guidance expands the disclosure requirements to which the Company is subject, which are presented in Note 14.

3.	Fair Value

Fair Value Measurement

Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following table sets forth the Company's financial instruments that were accounted for at fair value on a recurring basis as of June 30, 2013, by level within the fair value hierarchy:

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$—	$—	$120,783,425	$120,783,425
Real estate securities
Agency RMBS
30-year adjustable rate mortgage	—	2,591,883	—	2,591,883
30-year fixed rate mortgage	—	171,910,223	—	171,910,223
Non-Agency RMBS	—	—	270,034,590	270,034,590
Derivative assets	—	7,169,531	—	7,169,531
Total	$—	$181,671,637	$390,818,015	$572,489,652
Liabilities
Derivative liabilities	$—	$5,069,472	$—	$5,069,472
Total	$—	$5,069,472	$—	$5,069,472

The following table sets forth the Company's financial instruments that were accounted for at fair value on a recurring basis as of December 31, 2012, by level within the fair value hierarchy:

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Real estate securities
Agency RMBS
30-year adjustable rate mortgage	$—	$3,240,330	$—	$3,240,330
30-year fixed rate mortgage	—	66,519,702	—	66,519,702
Non-Agency RMBS	—	—	100,911,651	100,911,651
Total	$—	$69,760,032	$100,911,651	$170,671,683
Liabilities
Derivative liabilities	$—	$1,144,744	$—	$1,144,744
Total	$—	$1,144,744	$—	$1,144,744

The following table presents additional information about the Company's financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	June 30, 2013		December 31, 2012
	RMBS	Mortgage loans	RMBS	Mortgage loans
Beginning balance	$100,911,651	$—	$76,473,092	$—
Total net transfers into/out of Level 3	—	—	—	—
Acquisitions	193,538,950	119,758,049	68,617,460	—
Proceeds from sales	—	—	(43,379,205)	—
Net accretion of discounts	6,706,957	259,435	1,337,369	—
Proceeds from principal repayments	(24,322,480)	(867,594)	(16,938,626)	—
Total losses (realized / unrealized) included in earnings	(7,505,685)	—	(2,579,401)	—
Total gains (realized / unrealized) included in earnings	705,197	1,633,535	17,380,962	—
Ending balance	$270,034,590	$120,783,425	$100,911,651	$—
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the reporting date	$(14,228,335)	$1,567,291	$10,764,268	$—

There were no financial assets or liabilities that were accounted for at fair value on a nonrecurring basis at June 30, 2013 and December 31, 2012. There were no transfers into or out of Level 1, Level 2, or Level 3 during the three and six months ended June 30, 2013.

The following table presents quantitative information about the Company's real estate securities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of June 30, 2013	Valuation Technique(s)	Unobservable Input	Min / Max		Weighted Average
Non-Agency RMBS (1)
Alternative – A	$112,066,781	Broker quotes/comparable trades	Constant voluntary prepayment	2.2%	17.1%	7.9%
			Constant default rate	1.3%	11.5%	6.1%
			Loss severity	0.7%	67.9%	40.6%
			Delinquency	9.4%	39.9%	20.1%
Pay option adjustable rate	27,680,063	Broker quotes/comparable trades	Constant voluntary prepayment	1.2%	22.5%	9.0%
			Constant default rate	2.8%	9.4%	5.3%
			Loss severity	1.9%	84.1%	46.0%
			Delinquency	8.7%	35.0%	16.7%
Prime	97,763,571	Broker quotes/comparable trades	Constant voluntary prepayment	3.4%	22.6%	12.1%
			Constant default rate	0.2%	9.0%	5.6%
			Loss severity	3.8%	69.2%	38.3%
			Delinquency	2.9%	29.2%	15.8%
Subprime	32,524,175	Broker quotes/comparable trades	Constant voluntary prepayment	1.1%	14.3%	4.3%
			Constant default rate	3.1%	16.4%	5.6%
			Loss severity	9.9%	81.0%	50.3%

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of					Weighted
	June 30, 2013	Valuation Technique(s)	Unobservable Input	Min / Max		Average
			Delinquency	12.9%	30.7%	20.0%
Total Non-Agency RMBS	$270,034,590
____________________

(1)	The Company uses third-party dealer quotes to estimate fair value of some of its financial assets. The Company verifies selected prices by using a variety of methods, including comparing prices to internally estimated prices and corroborating the prices by reference to other independent market data, such as relevant benchmark indices and prices of similar instruments. Where the Company has disclosed unobservable inputs for broker quotes or comparable trades, those inputs are based on the Company's validations performed at the security level.

The following table presents quantitative information about the Company's mortgage loans which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of					Weighted
	June 30, 2013	Valuation Technique(s)	Unobservable Input	Min / Max		Average
Mortgage Loans	$120,783,425	Model	Constant voluntary prepayment	1.1%	7.6%	3.5%
			Constant default rate	0.1%	5.3%	4.0%
			Loss severity	13.9%	42.8%	33.8%
	$120,783,425		Delinquency	3.4%	14.5%	13.5%

During the three months ended June 30, 2013, the Company purchased mortgage loans having an unpaid principal balance of $134.5 million. The Company determined the accretable yield on this portfolio to be $68.4 million at the time of purchase. During the six months ended June 30, 2013, the Company purchased mortgage loans having an unpaid principal balance of $152.2 million for $119.8 million. The Company determined the accretable yield on these portfolios to be a total of $83.4 million at the time of purchase. The total accretable yield on the Company's mortgage loans at June 30, 2013 was $82.4 million.

The fair value measurements of these assets are sensitive to changes in assumptions regarding prepayment, probability of default, loss severity in the event of default, forecasts of home prices, and significant activity or developments in the non-Agency securities market. Significant changes in any of those inputs in isolation may result in significantly higher or lower fair value measurements. A change in the assumption used for forecasts of home price changes is accompanied by directionally opposite changes in the assumptions used for probability of default and loss severity. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurements.

Fair Value Option

Changes in fair value for assets and liabilities for which the fair value election is made are recognized in income as they occur. The fair value option may be elected on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.

The following table presents the difference between the fair value and the aggregate unpaid principal amount and/or notional balance of assets for which the fair value option was elected:

	June 30, 2013			December 31, 2012
		Principal			Principal
		and/or Notional			and/or Notional
	Fair Value	Balance(1)	Difference	Fair Value	Balance	Difference
Financial instruments
Assets
Real estate securities
Agency RMBS
30-year adjustable rate
mortgage	$2,591,883	$2,531,514	$60,369	$3,240,330	$3,083,892	$156,438
30-year fixed rate mortgage	171,910,223	170,265,662	1,644,561	66,519,702	61,034,333	5,485,369
Non-Agency RMBS	270,034,590	401,105,036	(131,070,446)	100,911,651	109,197,632	(8,285,981)
Total RMBS	444,536,696	573,902,212	(129,365,516)	170,671,683	173,315,857	(2,644,174)
Mortgage loans	120,783,425	151,108,199	(30,324,774)	—	—	—
Total financial instruments	$565,320,121	$725,010,411	$(159,690,290)	$170,671,683	$173,315,857	$(2,644,174)
____________________

(1)	Non-Agency RMBS includes an IO with a notional balance of $80.0 million.

Fair Value of Other Financial Instruments

In addition to the above disclosures regarding assets or liabilities which are recorded at fair value, U.S. GAAP requires disclosure about the fair value of all other financial instruments. Estimated fair value of financial instruments was determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair values.

The following table summarizes the estimated fair value for all other financial instruments:

	June 30, 2013	December 31, 2012
Other financial instruments
Assets
Cash	$21,174,544	$19,061,110
Restricted Cash	12,545,944	3,768,151
Liabilities
Repurchase agreements	$308,672,976	$109,270,298
Loan repurchase facility	89,331,282	—
Common stock repurchase liability	—	11,190,687

Cash includes cash on hand for which fair value equals carrying value (a Level 1 measurement). Restricted cash represents the Company's cash held by counterparties as collateral against the Company's derivatives and/or repurchase agreements. Due to the short-term nature of the restrictions, fair value approximates carrying value (a Level 1 measurement). The fair value of repurchase agreements and of the Loan Repurchase Facility is based on an expected present value technique using observable market interest rates. As such, the Company considers the estimated fair value to be a Level 2 measurement. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. The fair value of the common stock repurchase liability is equal to the agreed upon purchase price. The Company considers the estimated fair value to be a Level 3 measurement.

4.	Real Estate Securities

The following table presents the principal balance, amortized cost, gross unrealized gains, gross unrealized losses, and fair value of the Company's real estate securities portfolio at June 30, 2013. The Company's non-Agency RMBS portfolio is not issued or guaranteed by Fannie Mae, Freddie Mac or any other U.S. Government agency or a federally chartered corporation and are therefore subject to additional credit risks.

	Principal or			Gross Unrealized (1)			Weighted Average
	Notional	Premium	Amortized
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield (2)
Real estate securities
Agency RMBS
30-year adjustable rate
mortgage	$2,531,514	$269,463	$2,800,977	$—	$(209,094)	$2,591,883	2.80%	2.28%
30-year fixed rate
mortgage	170,265,662	7,140,749	177,406,411	678,522	$(6,174,710)	171,910,223	3.43	3.14
Non-Agency RMBS
Alternative – A(3)	211,822,035	(100,256,547)	111,565,488	3,418,507	$(2,917,214)	112,066,781	4.95	6.41
Pay option adjustable rate	36,308,960	(7,839,404)	28,469,556	114,962	$(904,455)	27,680,063	0.84	6.15
Prime	106,386,157	(12,568,896)	93,817,261	5,053,935	(1,107,625)	97,763,571	5.41	6.51
Subprime	46,587,884	(13,204,279)	33,383,605	538,207	$(1,397,637)	32,524,175	0.65	6.98
Total RMBS	$573,902,212	$(126,458,914)	$447,443,298	$9,804,133	$(12,710,735)	$444,536,696	3.88%	5.17%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its real estate securities. The Company recorded net change in unrealized loss/gain on its real estate securities of a loss of $15.6 million and a gain of $2.9 million for the three months ended June 30, 2013 and 2012, respectively, and a loss of $14.7 million and a gain of $9.4 million for the six months ended June 30, 2013 and 2012, respectively, as change in unrealized loss/gain on real estate securities in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Alternative-A RMBS includes an IO with a notional balance of $80.0 million.

The following table presents the principal balance, amortized cost, gross unrealized gains, gross unrealized losses, and fair value of the Company's real estate securities portfolio at December 31, 2012:

				Gross Unrealized (1)			Weighted Average
	Principal	Premium	Amortized
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield (2)
Real estate securities
Agency RMBS
30-year adjustable rate
mortgage	$3,083,892	$351,047	$3,434,939	$—	$(194,609)	$3,240,330	2.84%	2.28%
30-year fixed rate
mortgage	61,034,333	3,056,889	64,091,222	2,442,401	(13,921)	66,519,702	3.82	3.44
Non-Agency RMBS
Alternative – A	38,549,827	(8,606,689)	29,943,138	3,436,729	—	33,379,867	5.69	7.95
Pay option adjustable
rate	1,249,426	(378,803)	870,623	95,221	—	965,844	1.19	8.67
Prime	64,978,647	(8,074,525)	56,904,122	5,668,301	(2,298)	62,570,125	5.79	7.34
Subprime	4,419,732	(825,131)	3,594,601	401,214	—	3,995,815	0.98	9.10
Total RMBS	$173,315,857	$(14,477,212)	$158,838,645	$12,043,866	$(210,828)	$170,671,683	4.81%	5.89%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its real estate securities.
(2)	Unleveraged yield.

The following table presents certain information regarding the Company's Agency and non-Agency RMBS securities as of June 30, 2013 by weighted average life:

	Agency RMBS			Non-Agency RMBS
			Weighted			Weighted
		Amortized	Average		Amortized	Average
	Fair Value	Cost	Yield	Fair Value	Cost	Yield
Weighted average life (1)
Greater than 5 years	$174,502,106	$180,207,388	3.12%	$270,034,590	$267,235,910	6.49%
	$174,502,106	$180,207,388	3.12%	$270,034,590	$267,235,910	6.49%
____________________

(1)	Actual maturities of real estate securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and credit losses.

At June 30, 2013, the contractual maturities of the real estate securities ranged from 8.2 to 33.6 years, with a weighted average maturity of 26.4 years. All real estate securities held by the Company at June 30, 2013 are issued by issuers based in the United States of America.

The following table presents proceeds from the sale of real estate securities, realized losses on the sale of real estate securities and realized losses on other-than-temporary impairments:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Proceeds from the sale of real estate
securities	$47,111,700	$3,257,082	$53,913,098	$28,759,376
Realized (loss)/gain on the sale of real estate
securities	(206,876)	196,241	(206,876)	(1,736,517)
Realized loss on other-than-temporary
impairments	(39,179)	(87,058)	(39,179)	(215,345)

The following table presents certain information regarding the Company's Agency and non-Agency RMBS securities as of December 31, 2012 by weighted average life:

	Agency RMBS			Non-Agency RMBS
			Weighted			Weighted
		Amortized	Average		Amortized	Average
	Fair Value	Cost	Yield	Fair Value	Cost	Yield
Weighted average life (1)
Greater than 5 years	$69,760,032	$67,526,161	3.38%	$100,911,651	$91,312,484	7.63%
	$69,760,032	$67,526,161	3.38%	$100,911,651	$91,312,484	7.63%
____________________

(1)	Actual maturities of real estate securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and credit losses.

At December 31, 2012, the contractual maturities of the real estate securities ranged from 8.6 to 33.7 years, with a weighted average maturity of 26.1 years. All real estate securities held by the Company at December 31, 2012 are issued by issuers based in the United States of America.

5.	Mortgage Loans

On March 22, 2013, the Company purchased a residential mortgage loan portfolio with an aggregate unpaid principal balance of $17.7 million. On May 30, 2013, the Company entered into the Loan Repurchase Facility and utilized $10.6 million of the Loan Repurchase Facility to finance its then existing residential mortgage loan portfolio. On May 31, 2013, the Company utilized $78.5 million of the Loan Repurchase Facility to fund a portion of the purchase price of its acquisition of a residential mortgage loan portfolio with an unpaid principal balance of $134.5 million.

The following table presents the fair value, principal balance and weighted coupon and yield of the Company's mortgage loan portfolio as of June 30, 2013:

	June 30, 2013
			Weighted Average
		Principal
	Fair Value	Balance	Coupon	Yield
Loan Type
Performing Loans:
Fixed	$59,118,932	$75,383,607	4.92%	6.99%
ARM	60,455,915	73,919,489	4.53	6.54
	119,574,847	149,303,096
Nonperforming loans	1,208,578	1,805,103	6.52	9.27
Total	$120,783,425	$151,108,199	4.75%	6.78%

The following table presents the difference between the fair value and the aggregate unpaid principal balance of the Company's mortgage loans:

	June 30, 2013			December 31, 2012
		Principal			Principal
	Fair Value	Balance	Difference	Fair Value	Balance	Difference
Loan Type
Performing loans:
Fixed	59,118,932	75,383,607	(16,264,675)	—	—	—
ARM	60,455,915	73,919,489	(13,463,574)	—	—	—
	119,574,847	149,303,096	(29,728,249)
Nonperforming loans	1,208,578	1,805,103	(596,525)	—	—	—
Total	$120,783,425	$151,108,199	$(30,324,774)	$—	$—	$—

Nonperforming loans includes four loans having a fair value of $358,000 and a principal balance of $555,000 that were on non-accrual status.

As of June 30, 2013, the mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the United States. The following is a summary of certain concentrations of credit risk in the mortgage loan portfolio:

	June 30, 2013	December 31, 2012
Concentration
Percentage of fair value of mortgage loans with unpaid-principal-balance-to
current -property-value in excess of 100%	92.8%	—
Mortgage loans secured by properties in the following states:
Each representing 10% or more of fair value:		—
California	21.2%
Florida	19.7%

	June 30, 2013	December 31, 2012
Georgia	10.1%
Additional states each representing more than 5% of fair value	NJ, VA	—

6.	Repurchase Agreements

Real Estate Securities

Repurchase agreements related to real estate securities involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." Repurchase agreements related to real estate securities entered into by the Company are accounted for as financings and require the repurchase of the transferred securities at the end of each arrangement's term, typically 30 to 90 days. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security paydown factors, the lender requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparty in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. Under the terms of the Company's master repurchase agreements related to real estate securities, the counterparty may sell or re-hypothecate the pledged collateral.

The following table presents certain information regarding the Company's real estate securities repurchase agreements as of June 30, 2013 by remaining maturity and collateral type:

	Agency RMBS		Non-Agency RMBS
		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate
Repurchase agreements maturing
within
30 days or less	$147,472,330	0.39%	$161,025,085	2.03%
31-60 days	—	—	—	—
61-90 days	—	—	—	—
Greater than 90 days	—	—	—	—
Total / weighted average	$147,472,330	0.39%	$161,025,085	2.03%

The following table presents certain information regarding the Company's real estate securities repurchase agreements as of December 31, 2012 by remaining maturity and collateral type:

	Agency RMBS		Non-Agency RMBS
		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate
Repurchase agreements maturing
within
30 days or less	$44,174,600	0.49%	$49,441,377	2.15%
31-60 days	10,866,170	0.49	—	—
61-90 days	11,598,320	0.47	—	—
Greater than 90 days	—	—	—	—
Total / weighted average	$66,639,090	0.49%	$49,441,377	2.15%

Although real estate securities repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or cash to fund margin calls.

The following table presents information with respect to the Company's posting of RMBS collateral at June 30, 2013:

Repurchase agreements secured by Agency RMBS	$147,472,330
Fair value of Agency RMBS pledged as collateral under repurchase agreements	150,498,206
Fair value of Agency RMBS not pledged as collateral under repurchase agreements	24,003,900
Repurchase agreements secured by non-Agency RMBS	161,025,085
Fair value of non-Agency RMBS pledged as collateral under repurchase agreements	213,888,493
Fair value of non-Agency RMBS not pledged as collateral under repurchase agreements	56,146,097
Cash pledged under repurchase agreements	6,400,451

The following table presents information with respect to the Company's posting of RMBS collateral at December 31, 2012:

Repurchase agreements secured by Agency RMBS	$66,639,090
Fair value of Agency RMBS pledged as collateral under repurchase agreements	63,535,780
Fair value of Agency RMBS not pledged as collateral under repurchase agreements	6,224,252
Repurchase agreements secured by non-Agency RMBS	49,441,377
Fair value of non-Agency RMBS pledged as collateral under repurchase agreements	70,003,218
Fair value of non-Agency RMBS not pledged as collateral under repurchase agreements	30,908,433
Cash pledged under repurchase agreements	1,335,305

7.	Loan Repurchase Facility

Mortgage Loans

The Loan Repurchase Facility is used to fund purchases of the Company's target assets and, during the six months ended June 30, 2013, the Company utilized the Loan Repurchase Facility to fund a portion of its residential mortgage loan portfolio with an unpaid principal balance of approximately $152.2 million at the time of acquisition. The Loan Repurchase Facility closed on May 30, 2013, and is committed for a period of 364 days from inception. The obligations are fully guaranteed by the Company.

The principal amount paid by Citi under the Loan Repurchase Facility for the Trust Certificate, which represent interests in residential mortgage loans, is based on a percentage of the lesser of the market value or the unpaid principal balance of such mortgage loans backing the Trust Certificate. Upon the Company's repurchase of a Trust Certificate sold to Citi under the Loan Repurchase Facility, the Company is required to repay Citi a repurchase amount based on the purchase price plus accrued interest. The Company is also required to pay Citi a commitment fee for the Loan Repurchase Facility, as well as certain other administrative costs and expenses in connection with Citi's structuring, management and ongoing administration of the Loan Repurchase Facility.

The Loan Repurchase Facility contains margin call provisions that provide Citi with certain rights in the event of a decline in the market value of the mortgage loans backing the purchased Trust Certificate, subject to a floor amount. Under these provisions, Citi may require the Company to transfer cash sufficient to eliminate any margin deficit resulting from such a decline.

The following table presents certain information regarding the Company's Loan Repurchase Facility as of June 30, 2013 by remaining maturity:

	Mortgage loans
	Balance	Weighted Average Rate
Loan Repurchase Facility borrowings maturing within
30 days or less	$—	—%
31-90 days	—	—
91-180 days	—	—
Greater than 180 days to 1 year	89,112,325	2.94
Total / weighted average	$89,112,325	2.94%

The following table presents information with respect to the Company's posting of mortgage loan collateral at June 30, 2013:

Repurchase agreements secured by mortgage loans	$89,112,325
Fair value of mortgage loans pledged as collateral under repurchase agreements	120,517,248
Fair value of mortgage loans not pledged as collateral under repurchase agreements	266,177
Cash pledged under repurchase agreements	—

The following is a summary of financial information relating to mortgage loans at fair value sold under agreements to repurchase:

	Three Months Ended		Six Months Ended
		December 31,		December 31,
	June 30, 2013	2012	June 30, 2013	2012
Period end:
Balance	$89,112,325	$—	$89,112,325	$—
Unused amount(1)	$60,887,675	—	$60,887,675	—
Weighted-average interest rate at end of period	2.94%	—	2.94%	—
Fair value of mortgage loans pledged as
collateral under repurchase agreements	$120,517,248	—	$120,517,248	—
During the period:
Weighted-average interest rate	2.94%	—	2.94%	—
Average balance of loans sold under
agreements to repurchase	$266,499	—	$266,499	—
Maximum daily amount outstanding	$89,112,325	—	$89,112,325	—
Total interest expense	$289,296	—	$289,296	—
____________________

(1)	The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company's ability to fund the agreements' margin requirements relating to the collateral sold.

8.	Derivative Instruments

Interest Rate Swap Agreements

To help mitigate exposure to higher short-term interest rates, the Company uses currently-paying and forward-starting, three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements. These agreements establish an economic fixed rate on related borrowings because the variable-rate payments received on the swap agreements largely offset interest accruing on the related borrowings, leaving the fixed-rate payments to be paid on the swap agreements as the Company's effective borrowing rate, subject to certain adjustments including changes in spreads between variable rates on the swap agreements and actual borrowing rates.

The Company's interest rate swap agreements have not been designated as hedging instruments.

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

The following table summarizes information related to derivative instruments:

Non-hedge derivatives	June 30, 2013	December 31, 2012
Notional amount of interest rate swaps	$225,725,000	$32,600,000
Net notional amount of TBA contracts	62,000,000	—
Total net notional amount	$287,725,000	$32,600,000

During the three months ended June 30, 2013, the Company paired off purchases of TBA securities with a combined notional amount of $388.0 million by entering into simultaneous sales of TBA securities and realized gains of $0.9 million and recognized unrealized losses of $4.1 million as a result. During the six months ended June 30, 2013, the Company paired off purchases of TBA securities with a combined notional amount of $473.0 million by entering into simultaneous sales of TBA securities and realized gains of $0.8 million and recognized unrealized losses of $3.7 million as a result.

For the three and six months ended June 30, 2013, the Company recognized unrealized losses of $1.4 million and $1.4 million, respectively on TBA securities that had not been paired off as of June 30, 2013.

The following table presents the fair value of the Company's derivative instruments and their balance sheet location:

			June 30,	December 31,
Derivative instruments	Designation	Balance Sheet Location	2013	2012
Interest rate swaps	Non-hedge	Derivative assets (liabilities), at fair value	$7,169,531	$(1,144,744)
TBAs(1)	Non-hedge	Derivative liabilities, at fair value	$(5,069,472)	$—
____________________

(1)	Fair value as of June 30, 2013 includes $1.4 million of unrealized loss on TBA contracts that have not been paired off as of June 30, 2013.

The following table summarizes gains and losses related to derivatives:

		Three Months Ended		Six Months Ended
	Income Statement
Non-hedge derivatives	Location	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest rate swaps	Gain / (loss) on derivative instruments	$8,272,229	$(897,767)	$8,216,927	$(755,952)
TBAs(1)	Gain / (loss) on derivative instruments	(4,573,848)	—	(4,237,402)	—
____________________

(1)	Gains and losses from purchases and sales of TBAs consists of $0.8 million of net TBA dollar roll net interest income and a net loss of $5.4 million due to price declines.

The following table presents information about the Company's interest rate swap agreements as of June 30, 2013:

		Weighted Average	Weighted Average	Weighted Average
Maturity	Notional Amount	Pay Rate	Receive Rate	Years to Maturity
2016	$12,102,000	1.20%	0.27%	3.2
2017	11,050,000	1.28	0.28	3.8
2018	38,000,000	1.54	0.28	4.9
2021	9,448,000	2.16	0.27	8.2
2023	155,125,000	2.05	0.27	9.7
Total/Weighted average	$225,725,000	1.88%	0.27%	8.2

The following table presents information about the Company's interest rate swap agreements as of December 31, 2012:

		Weighted Average	Weighted Average	Weighted Average
Maturity	Notional Amount	Pay Rate	Receive Rate	Years to Maturity
2016	$12,102,000	1.21%	0.31%	3.7
2017	11,050,000	1.28	0.31	4.3
2021	9,448,000	2.16	0.31	8.7
Total/Weighted average	$32,600,000	1.51%	0.31%	5.3

Restricted cash at June 30, 2013 included $5.2 million of cash pledged as collateral against TBA contracts and $1.0 million of cash pledged as collateral against interest rate swap agreements. Restricted cash at December 31, 2012 included $2.4 million of cash pledged as collateral against interest rate swaps.

9.	Earnings Per Share

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Numerator:
Net (loss)/income attributable to ZAIS Financial Corp. common stockholders	$(6,780,401)	$3,323,858	$(5,121,179)	$9,553,594
Effect of dilutive securities:
Loss allocated to Operating Partnership non- controlling interests	(788,476)	—	(489,382)	—
Dilutive net (loss) / income available to stockholders	$(7,568,877)	$3,323,858	$(5,610,561)	$9,553,594
Denominator:
Weighted average number of shares of common stock	7,970,886	3,022,617	6,564,284	3,022,617
Effect of dilutive securities:
Weighted average OP units	926,914	—	926,914	—
Weighted average dilutive shares	8,897,800	3,022,617	7,491,198	3,022,617
Net (loss) / income per share applicable to ZAIS Financial Corp. common stockholders - Basic/Diluted	$(.85)	$1.10	$(.78)	$3.16

10.	Related Party Transactions

ZAIS REIT Management, LLC

The Company is externally managed and advised by the Advisor, a subsidiary of ZAIS. Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company's affairs on a day-to-day basis including, among other responsibilities, (i) the selection, purchase and sale of the Company's portfolio of assets, (ii) the Company's financing activities, and (iii) providing the Company with advisory services.

The Company pays to its Advisor an advisory fee, calculated and payable quarterly in arrears, equal to 1.5% per annum of the Company's stockholders' equity, as defined in the amended and restated investment advisory agreement between the Company and the Advisor, dated as of December 13, 2012, as amended from time to time (the "Investment Advisory Agreement"). Prior to the Company's IPO, the advisory fee paid to the Advisor was calculated based on the Company's net asset value, as set forth in the Investment Advisory Agreement.

The Advisor may be paid or reimbursed for the documented cost of its performing certain services for the Company, which may include legal, accounting, due diligence tasks and other services, that outside professionals or outside consultants otherwise would perform, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm's-length basis. In addition, the Company may be required to pay its portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Advisor and its affiliates required for the Company's operations. To date, the Advisor has not sought reimbursement for the services and expenses described in the two preceding sentences. The Advisor may seek such reimbursement in the future, as a result of which the expense ratio of the Company may increase. The Company will also pay directly, or reimburse the Advisor for, products and services provided by third parties to the Company, other than those operating expenses required to be borne by the Advisor under the Investment Advisory Agreement. After an initial three-year term, the Advisor may be terminated annually upon the affirmative vote of at least two-thirds of the Company's independent directors or by a vote of the holders of at least two-thirds of the outstanding shares of the Company's common stock based upon (i) unsatisfactory performance by the Advisor that is materially detrimental to the Company or (ii) a determination that the advisory fees payable to the Advisor are not fair, subject to the Advisor's right to prevent such termination due to unfair fees by accepting a reduction of advisory fees agreed to by at least two-thirds of the Company's independent directors. Additionally, upon such a termination without cause, the Investment Advisory Agreement provides that the Company will pay the Advisor a termination fee equal to three times the average annual advisory fee earned by the Advisor during the prior 24-month period immediately preceding such termination, calculated as of the end of the most recently completed fiscal year before the date of termination.

For the three and six months ended June 30, 2013, the Company incurred $0.7 million and $1.2 million in advisory fee expense, respectively. For the three and six months ended June 30, 2012, the Company incurred $0.2 million and $0.5 million in advisory fee expense, respectively. At June 30, 2013, $0.7 million in advisory fee expense was included in accounts payable and other liabilities in the consolidated balance sheet. The advisory fee was calculated and payable as set forth above.

For the six months ended June 30, 2013, the Company acquired RMBS with a principal balance of $17.4 million for $15.7 million from a fund managed by ZAIS. The Company had no such acquisitions from funds managed by ZAIS for the three months ended June 30, 2013.

11.	Stockholders' Equity

Common Stock

The holders of shares of the Company's common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the Company's directors. The Company's charter does not provide for cumulative voting in the election of directors. Therefore, the holders of a majority of the outstanding shares of the Company's common stock can elect its entire board of directors. Subject to any preferential rights of any outstanding series of preferred stock, the holders of shares of the Company's common stock are entitled to such distributions as may be authorized from time to time by the Company's board of directors out of legally available funds and declared by the Company and, upon liquidation, are entitled to receive all assets available for distribution to stockholders. Holders of shares of the Company's common stock do not have preemptive rights. This means that stockholders do not have an automatic option to purchase any new shares of common stock that the Company issues. In addition, stockholders only have appraisal rights under circumstances specified by the Company's board of directors or where mandated by law.

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

Common Stock Repurchase

In January 2013, the Company's agreement with one of its stockholders to repurchase 515,035 shares of common stock was amended to require the Company to repurchase only 265,245 shares of the Company's common stock. The amended repurchase amount was approximately $5.8 million which was predominantly paid to such stockholder during the three months ended March 31, 2013 with the remaining amount paid during the three months ended June 30, 2013.

The Company had 7,970,886 and 2,071,096 shares of common stock outstanding as of June 30, 2013 and December 31, 2012, respectively.

Private Placements

In October 2012, the Company completed a private placement in which it sold 195,458 shares of common stock and 22,492 OP units. In December 2012, the Company completed a private placement in which it sold 36,581 shares of common stock and 904,422 OP units. Net proceeds from the two private placements were $25,151,174, net of approximately $763,000 in offering costs.

Dividends and Distributions

On May 1, 2012, the Company declared a cash dividend of $0.51 per share of common stock. The common stock dividend was paid on May 15, 2012 to stockholders of record as of the close of business on May 1, 2012.

On June 5, 2012, the Company declared a cash dividend of $0.57 per share of common stock. The common stock dividend was paid on June 21, 2012 to stockholders of record as of the close of business on June 5, 2012.

On October 22, 2012, the Company declared a cash dividend of $0.89 per share of common stock and OP unit. The dividend was paid on October 29, 2012 to stockholders and OP unit holders of record as of the close of business on October 22, 2012.

On November 29, 2012, the Company declared a cash dividend of $0.98 per share of common stock and OP unit. The dividend was paid on December 6, 2012 to stockholders and OP unit holders of record as of the close of business on November 29, 2012.

On December 19, 2012, the Company declared a cash dividend of $1.16 per share of common stock and OP unit. The dividend was paid on December 26, 2012 to stockholders and OP unit holders of record as of the close of business on December 19, 2012.

On May 14, 2013, the Company declared a cash dividend of $0.22 per share of common stock and OP unit. The dividend was paid on May 31, 2013 to stockholders and OP unit holders of record as of the close of business on May 24, 2013.

On June 25, 2013, the Company declared a cash dividend of $0.45 per share of common stock and OP unit. The dividend was payable on July 23, 2013 to stockholders and OP unit holders of record as of the close of business on July 9, 2013.

Preferred Shares

The Company's charter authorizes its board of directors to classify and reclassify any unissued shares of its common stock and preferred stock into other classes or series of stock. Prior to issuance of shares of each class or series, the board of directors is required by the Company's charter to set, subject to the charter restrictions on transfer of its stock, the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the board of directors could authorize the issuance of shares of common stock or preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or change in control that might involve a premium price for holders of the Company's common stock or otherwise be in their best interest.

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

12.	Non-controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to OP units in the Operating Partnership held by parties other than the Company.

Certain individuals and entities own OP units in the Operating Partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock, cash, or a combination thereof, at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interest in the Operating Partnership is reduced and the Company's equity is increased. As of June 30, 2013, the non-controlling interest OP unit holders owned 926,914 OP units, or 10.4% of the Operating Partnership. As of December 31, 2012, the non-controlling interest OP unit holders owned 926,914 OP units, or 30.9% of the Operating Partnership.

Pursuant to ASC 810, Consolidation, regarding the accounting and reporting for non-controlling interests and changes in ownership interests of a subsidiary, changes in a parent's ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary, should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

13.	Commitments and Contingencies

Advisor Services

The Company is dependent on the Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company's investment portfolio including determination of fair value; and other general and administrative responsibilities. In the event that the Advisor is unable to provide the respective services, the Company will be required to obtain such services from an alternative source.

Litigation

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any contingencies that would require accrual or disclosure in the financial statements at June 30, 2013 or December 31, 2012.

14.	Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on the Company's consolidated balance sheet at June 30, 2013 and December 31, 2012:

Offsetting of Liabilities

			Net Amounts of	Gross Amounts Not Offset in the
		Gross Amounts	Liabilities	Consolidated Balance Sheet
	Gross Amounts	Offset in the	Presented in the	Financial
	of Recognized	Consolidated	Consolidated	Instruments	Cash Collateral
	Liabilities	Balance Sheet	Balance Sheet	Pledged	Pledged	Net Amount
June 30, 2013
Repurchase agreements	$308,497,415	$—	$308,497,415	$(302,096,964)	$(6,400,451)	$—
Loan repurchase facility	89,112,325	—	89,112,325	(89,112,325)	—	—
Derivative liabilities
(TBA contracts)	8,138,671	(3,069,199)	5,069,472	—	(5,069,472)	—
Total	$405,748,411	$(3,069,199)	$402,679,212	$(391,209,289)	$(11,469,923)	$—

December 31, 2012
Repurchase agreements	$116,080,467	—	$116,080,467	$(114,745,162)	$(1,335,305)	$—
Derivative liabilities (interest rate swap
agreements)	1,144,744	—	1,144,744	—	(1,144,744)	—
	$117,225,211	$—	$117,225,211	$(114,745,162)	$(2,480,049)	$—

Offsetting of Assets

			Net Amounts of	Gross Amounts Not Offset in the
		Gross Amounts	Assets Presented	Consolidated Balance Sheet
	Gross Amounts	Offset in the	in the	Financial
	of Recognized	Consolidated	Consolidated	Instruments	Cash Collateral
	Assets	Balance Sheet	Balance Sheet	Pledged	Pledged	Net Amount
June 30, 2013
Derivative assets (interest rate swap agreements)	$7,590,729	$(421,198)	$7,169,531	$—	$983,441	$8,152,972
	$7,590,729	$(421,198)	$7,169,531	$—	$983,441	$8,152,972

15.	Subsequent Events

On July 25, 2013, the Company utilized approximately $98.7 million of its Loan Repurchase Facility to fund a portion of the purchase price of its acquisition of a residential mortgage loan portfolio with an unpaid principal balance of approximately $167.8 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company's financial statements and accompanying notes included in Item 1, "Financial Statements," of this quarterly report on Form 10-Q.

Forward-Looking Statements

     The Company makes forward-looking statements in this quarterly report on Form 10-Q within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company's control. These forward-looking statements include information about possible or assumed future results of the Company's business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "could," "would," "may," "potential" or the negative of these terms or other comparable terminology, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

  the Company's investment objectives and business strategy;

  the Company's ability to obtain future financing arrangements;

  the Company's expected leverage;

  the Company's expected investments;

  estimates or statements relating to, and the Company's ability to make, future distributions;

  the Company's ability to compete in the marketplace;

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

  the Company's ability to maintain its qualification as a REIT;

  the Company's ability to maintain its exclusion from qualification under the Investment Company Act of 1940, as amended (the "1940 Act");

  projected capital and operating expenditures;

  availability of qualified personnel;

  prepayment rates; and

  projected default rates.

     The Company's beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company or are within its control, including:

  the factors referenced in the Company's annual report on Form 10-K, including those set forth under Item 1, "Business" and Item 1A, "Risk Factors" therein and the factors described herein under this heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the heading "Quantitative and Qualitative Disclosures about Market Risk";

  general volatility of the capital markets;

  changes in the Company's investment objectives and business strategy;

  the availability, terms and deployment of capital;

  the availability of suitable investment opportunities;

  the Company's dependence on its Advisor and the Company's ability to find a suitable replacement if the Company or the Advisor were to terminate the investment advisory agreement the Company has entered into with the Advisor;

  changes in the Company's assets, interest rates or the general economy;

  increased rates of default and/or decreased recovery rates on the Company's investments;

  changes in interest rates, interest rate spreads, the yield curve or prepayment rates; changes in prepayments of the Company's assets;

  limitations on the Company's business as a result of its qualification as a REIT; and

  the degree and nature of the Company's competition, including competition for RMBS, residential mortgage loans or its other target assets.

     Upon the occurrence of these or other factors, the Company's business, financial condition, liquidity and results of operations may vary materially from those expressed in, or implied by, any such forward-looking statements.

     Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements apply only as of the date of this quarterly report on Form 10-Q. The Company is not obligated, and does not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A, "Risk Factors" of the Company's annual report on Form 10-K.

Overview

     The Company is a Maryland corporation that primarily invests in, finances and manages non-Agency RMBS, Agency RMBS and performing and re-performing residential mortgage loans. The Company's RMBS strategy focuses on non-Agency RMBS with an emphasis on securities that, when originally issued, were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations, as well as Agency RMBS (including exposure to Agency RMBS through TBA contracts). The Company also has the discretion to invest in other real estate-related and financial assets, MSRs, IOs, CMBS and ABS. The Company refers collectively to the assets it targets for acquisition as its target assets. The Company expects to allocate, over time, an estimated 50% to 60% of its equity to mortgage loans; 30% to 40% of its equity to non-Agency RMBS; 5% to 10% of its equity to MSRs, other real-estate related and financial assets and cash; and 0% to 5% of its equity to Agency RMBS.

     The Company's income is generated primarily by the net spread between the income it earns on its assets and the cost of its financing and hedging activities. The Company's objective is to provide attractive risk-adjusted returns to its stockholders, primarily through quarterly distributions and secondarily through capital appreciation.

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

     As of June 30, 2013, the Company held a diversified portfolio of fixed rate mortgage loans and adjustable rate mortgage loans ("ARMs") with an estimated fair value of $120.8 million and RMBS assets with an estimated fair value of $444.5 million, consisting primarily of senior tranches of non-Agency RMBS that were originally highly rated but subsequently downgraded, and Agency RMBS collateralized by either fixed rate mortgage loans or ARMs. The Company also held contracts to purchase TBA securities which had a net notional value of $62.0 million as of June 30, 2013. The borrowings the Company used to fund the purchase of its portfolio totaled approximately $397.6 million as of June 30, 2013 under master repurchase agreements with four real estate securities repurchase agreement counterparties and under the Loan Repurchase Facility with another counterparty.

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

Results of Operations

     Our results of operations for the quarter ended June 30, 2013, were impacted by communications from Federal Reserve officials which led investors to reassess expectations of continued quantitative easing. As a result, interest rates increased significantly during the quarter and volatility increased across many markets. As risk premiums increased across many fixed income sectors, Agency RMBS spreads widened considerably, resulting in a decline in the value of these assets. Non-Agency RMBS spreads also widened, despite improving credit conditions in the residential mortgage market. Housing market fundamentals continued to exhibit strength, with home prices nationwide increasing 11.9% in June 2013 compared to June 2012, according to CoreLogic®'s June 2013 Home Price Index report. In addition, modest employment growth continued during the quarter, although the unemployment rate remained at an elevated level. Economic growth appears to be building into the second half of the year after a lower than expected start to 2013.

     The following discussion of the Company's results of operations highlights the Company's performance for the three and six months ended June 30, 2013.

Investments

     The following table sets forth certain information regarding the Company's RMBS at June 30, 2013:

	Principal or
	Notional	Premium	Amortized	Gross Unrealized(1)		Fair	Weighted Average
	Balance	(Discount)	Cost	Gains	Losses	Value	Coupon	Yield(2)
Real estate securities
Agency RMBS
30-year adjustable
rate mortgage	$2,531,514	$269,463	$2,800,977	$—	$(209,094)	$2,591,883	2.80%	2.28%
30-year fixed rate
mortgage	170,265,662	7,140,749	177,406,411	678,522	$(6,174,710)	171,910,223	3.43	3.14
Non-Agency RMBS
Alternative – A(3)	211,822,035	(100,256,547)	111,565,488	3,418,507	$(2,917,214)	112,066,781	4.95	6.41
Pay option
adjustable rate	36,308,960	(7,839,404)	28,469,556	114,962	$(904,455)	27,680,063	0.84	6.15
Prime	106,386,157	(12,568,896)	93,817,261	5,053,935	(1,107,625)	97,763,571	5.41	6.51
Subprime	46,587,884	(13,204,279)	33,383,605	538,207	$(1,397,637)	32,524,175	0.65	6.98
Total RMBS	$573,902,212	$(126,458,914)	$447,443,298	$9,804,133	$(12,710,735)	$444,536,696	3.88%	5.17%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its real estate securities. The Company recorded net change in unrealized loss / gain on its real estate securities of a loss of $15.6 million and a gain of $2.9 million for the three months ended June 30, 2013 and 2012, respectively, and a loss of $14.7 million and a gain of $9.4 million for the six months ended June 30, 2013 and 2012, respectively, as change in unrealized loss/gain on real estate securities in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Alternative-A RMBS includes an IO with a notional balance of $80.0 million.

Investment Activity

     RMBS. During the three months ended June 30, 2013, the Company acquired Agency RMBS with a principal balance of $48.2 million for $50.4 million and non-Agency RMBS with a principal balance of $108.7 million (including an IO with a notional amount of $91.6 million) for $18.1 million. During the same period, the Company sold Agency RMBS with a principal balance of $45.2 million for $47.1 million. The Company did not sell any non-Agency RMBS during this period. During the six months ended June 30, 2013, the Company acquired Agency RMBS with a principal balance of $159.2 million for $165.8 million and non-Agency RMBS with a principal balance of $325.4 million for $193.2 million. During the same period, the Company sold Agency RMBS with a principal balance of $45.2 million for $47.1 million. The Company did not sell any non-Agency RMBS during this period. During the six months ended June 30, 2013, the Company acquired RMBS with a principal balance of $17.4 million for $15.7 million from a fund managed by ZAIS. The Company had no such acquisitions from funds managed by ZAIS during the three months ended June 30, 2013.

     The fair value of the Company's Agency RMBS and non-Agency RMBS at June 30, 2013 were $174.5 million and $270.0 million, respectively.

     Mortgage Loans. During the three months ended June 30, 2013, the Company acquired fixed rate mortgage loans and ARMs with a principal balance of $134.5 million. During the six months ended June 30, 2013, the Company acquired fixed rate mortgage loans and ARMs with a principal balance of $152.2 million for $119.8 million. During the three and six months ended June 30, 2013, the Company did not sell any mortgage loans.

     The fair value of the Company's mortgage loans at June 30, 2013 was approximately $120.8 million.

     TBA Securities. As of June 30, 2013, the Company had entered into TBA contracts to purchase and sell Agency RMBS resulting in additional net exposure at June 30, 2013 to Agency RMBS of $62.0 million of notional value. Because these TBA securities are carried as derivative liabilities on the consolidated balance sheets, the fair value of the net exposure at June 30, 2013 was $5.1 million. Additionally, during the three and six months ended June 30, 2013, the Company paired off purchases of TBA securities with a notional amount of $388.0 million and $473.0 million, respectively, by entering into simultaneous sales of TBA securities.

     Financing and Other Liabilities. As of June 30, 2013, the Company had 64 repurchase agreements outstanding with four real estate securities repurchase agreement counterparties totaling $308.5 million, which was used to finance investments in Agency RMBS and non-Agency RMBS. These agreements are secured by cash collateral and a portion of the Company's Agency RMBS and non-Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR. As of June 30, 2013, the Company also had a Loan Repurchase Facility outstanding totaling $89.1 million which was used to finance mortgage loans. This agreement is secured by a portion of the Company's mortgage loan portfolio and bears interest at rates that have historically moved in close relationship to LIBOR.

     As of June 30, 2013, the Company had fully deployed the IPO proceeds but it was not fully invested in its long-term target assets and was not fully leveraged during the quarter to the extent contemplated by its long-term business plan. Consequently, the Company's results for this quarterly period are not indicative of the results expected to be achieved once the Company is fully invested in its long-term target assets and leveraged to the extent contemplated by its long-term business plan.

     The following table presents certain information regarding the Company's repurchase agreements as of June 30, 2013 by remaining maturity and collateral type:

	Agency RMBS		Non-Agency RMBS
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
Repurchase agreements maturing within
30 days or less	$147,472,330	0.39%	$161,025,085	2.03%
31-60 days	—	—	—	—
61-90 days	—	—	—	—
Greater than 90 days	—	—	—	—
Total / weighted average	$147,472,330	0.39%	$161,025,085	2.03%

     The following table presents certain information regarding the Company's Loan Repurchase Facility as of June 30, 2013 by remaining maturity:

	Mortgage Loans
		Weighted
		Average
	Balance	Rate
Loan Repurchase Facility borrowings maturing within
30 days or less	$—	—%
31-90 days	—	—
91-180 days	—	—
Greater than 180 days to 1 year	89,112,325	2.94
Total / weighted average	$89,112,325	2.94%

     Derivative Instruments. As of June 30, 2013, the Company had outstanding interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of its repurchase agreements. These interest rate swap agreements provide for the Company to pay fixed interest rates and receive floating interest rates indexed to LIBOR, effectively fixing the floating interest rates on $225.7 million of borrowings under its repurchase agreements as of June 30, 2013.

     The following table presents certain information about the Company's interest rate swap agreements as of June 30, 2013:

				Weighted
		Weighted	Weighted	Average
	Notional	Average	Average	Years to
Maturity	Amount	Pay Rate	Receive Rate	Maturity
2016	$12,102,000	1.20%	0.27%	3.2
2017	11,050,000	1.28	0.28	3.8
2018	38,000,000	1.54	0.28	4.9
2021	9,448,000	2.16	0.27	8.2
2023	155,125,000	2.05	0.27	9.7

Weighted
		Weighted	Weighted	Average
	Notional	Average	Average	Years to
Maturity	Amount	Pay Rate	Receive Rate	Maturity
Total/Weighted average	$225,725,000	1.88%	0.27%	8.2

     The following analysis focuses on the results generated during the three and six months ended June 30, 2013 and 2012.

Net Interest Income

     For the three months ended June 30, 2013, the Company's interest income was $5.9 million, as compared to $2.3 million of interest income for the three months ended June 30, 2012. The increase in interest income was due to an increase in the Company's average RMBS portfolio, which increased interest income by $3.0 million, and the addition of the Company's mortgage loan portfolio, which increased interest income by $0.9 million, partially offset by a decline in the average RMBS portfolio yield, which decreased interest income by $0.3 million. For the three months ended June 30, 2013, the Company's interest expense was $1.2 million, as compared to $0.4 million of interest expense for the three months ended June 30, 2012. The increase in interest expense was due to an increase in borrowings from repurchase agreements. For the six months ended June 30, 2013, the Company's interest income was $9.4 million, as compared to $5.0 million of interest income for the six months ended June 30, 2012. The increase in interest income was due to an increase in the Company's average RMBS portfolio, which increased interest income by $3.6 million, and the addition of the Company's mortgage loan portfolio, which increased interest income by $0.9 million, partially offset by a decline in the average RMBS portfolio yield, which decreased interest income by $0.1 million. For the six months ended June 30, 2013, the Company's interest expense was $1.7 million, as compared to $0.7 million of interest expense for the six months ended June 30, 2012. The increase in interest expense was due to an increase in borrowings from repurchase agreements.

     As of June 30, 2013, the weighted average net interest spread between the yield on the Company's assets and the cost of funds, including the impact of interest rate hedging, was 1.21% for the Company's Agency RMBS, 4.46% for the Company's non-Agency RMBS and 3.84% for the Company's mortgage loans. As of June 30, 2012, the weighted average net interest spread between the yield on the Company's assets and the cost of funds, including the impact of interest rate hedging, was 2.60% for the Company's Agency RMBS and 4.72% for the Company's non-Agency RMBS.

     The Company's net interest income is also impacted by prepayment speeds, as measured by the weighted average Constant Prepayment Rate ("CPR") on its assets. The three-month average and the six-month average CPR for the period ended June 30, 2013 of the Company's Agency RMBS were 4.56% and 6.67%, respectively, and were 18.09% and 14.43%, respectively, for the Company's non-Agency RMBS. The three-month average and the six-month average CPR for the period ended June 30, 2012 of the Company's Agency RMBS were 4.60% and 3.74%, respectively, and were 16.52% and 16.78%, respectively, for the Company's non-Agency RMBS. The non-Agency RMBS CPR includes both voluntary and involuntary amounts.

Expenses

     Professional Fees. For the three months ended June 30, 2013, the Company incurred professional fees of $0.2 million, as compared to $0.4 million in professional fees for the three months ended June 30, 2012. The decrease in professional fees was primarily due to a decrease in year-end audit fees of $0.2 million, due to the timing of the completion of the 2012 audit in the first quarter of 2013. For the six months ended June 30, 2013, the Company incurred professional fees of $1.5 million, as compared to $0.9 million in professional fees for the six months ended June 30, 2012. The increase in professional fees was primarily due to an increase in year-end audit fees of $0.4 million and increased legal fees of $0.3 million, which reflects the increased reporting requirements of being a public company. The increase in professional fees was partially offset by a decrease of $0.2 million in consulting fees related to general corporate matters.

     Advisory Fee Expense (Related Party). Pursuant to the terms of the Investment Advisory Agreement, during the three months ended June 30, 2013, the Company incurred advisory fee expense of $0.7 million, as compared to $0.2 million for the three months ended June 30, 2012. The Company incurred advisory fee expense of $1.2 million for the six months ended June 30, 2013, as compared to $0.5 million for the six months ended June 30, 2012. The increases in advisory fee expense over these periods were due to the Company's increased capitalization as a result of its IPO.

       General and Administrative Expenses. For the three months ended June 30, 2013, general and administrative expenses were $0.8 million, as compared to $0.04 million of general and administrative expenses for the three months ended June 30, 2012. The increase in general and administrative expenses was primarily due to mortgage loan transaction costs of $0.3 million, increased insurance expense of $0.2 million, additional public company expenses of $0.2 million and directors fees of $0.1 million related to the independent directors who joined the Company in connection with the Company's IPO in February 2013. For the six months ended June 30, 2013, general and administrative expenses were $1.1 million, as compared to $0.1 million of general and administrative expenses for the six months ended June 30, 2012. The increase in general and administrative expenses was primarily due to mortgage loan transaction costs of $0.3 million, increased insurance expense of $0.4 million, additional public company expenses of $0.2 million and directors fees of $0.1 million related to the independent directors who joined the Company in connection with the Company's IPO in February 2013.

Realized and Unrealized Gain (Loss)

       For the three months ended June 30, 2013, the Company sold certain of its RMBS and recognized a net loss of $0.2 million. During this period, the Company recognized an immaterial amount in OTTI as realized losses and its change in unrealized gain/loss on its RMBS was a loss of $15.6 million due to changes in the fair value of the Company RMBS. The Company also recognized a gain of $1.6 million on its change in unrealized gain/loss on its mortgage loans and realized a gain of $0.1 million on its mortgage loans for pay-offs in excess of cost. For the six months ended June 30, 2013, the Company sold certain of its RMBS and recognized a net loss of $0.2 million. During this period, the Company recognized an immaterial amount in OTTI as realized losses and its change in unrealized gain/loss on its RMBS was a loss of $14.7 million due to changes in the fair value of the Company's RMBS. The Company also recognized a gain of $1.6 million on its change in unrealized gain/loss on its mortgage loans and realized a gain of $0.1 million on its mortgage loans for pay-offs in excess of cost.

       For the three months ended June 30, 2012, the Company sold certain of its RMBS and recognized a net gain of $0.1 million. During this period, the Company recognized $0.1 million in OTTI as realized losses and its change in unrealized gain/loss on its RMBS was a gain of $2.9 million due to changes in the fair value of the Company's RMBS. For the six months ended June 30, 2012, the Company sold certain of its RMBS and recognized a net loss of $1.9 million. During this period, the Company recognized $0.2 million in OTTI as realized losses and its change in unrealized gain/loss on its RMBS was a gain of $9.4 million due to changes in the fair value of the Company's RMBS.

       The Company has not designated its interest rate swaps as hedging instruments.

       The Company recorded the change in estimated fair value related to interest rate swaps held during the three and six months ended June 30, 2013 and 2012, and TBAs held during the three and six months ended June 30, 2013 in earnings as gain/(loss) on derivative instruments. Included in gain/(loss) on derivative instruments are the net swap payments and net TBA payments for the derivative instruments.

       The Company has elected to record the change in estimated fair value related to its RMBS and mortgage loans in earnings by electing the fair value option.

       The following amounts related to realized gains and losses, as well as changes in estimated fair value of the Company's RMBS portfolio, mortgage loans and derivative instruments are included in the Company's consolidated statement of operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Other gain / (loss)
Change in unrealized (loss) / gain on real estate
securities	$(15,642,642)	$2,903,133	$(14,739,365)	$9,392,927
Change in unrealized gain on mortgage loans	1,596,197	—	1,567,291	—
Realized (loss) / gain on real estate securities	(246,055)	109,183	(246,055)	(1,951,862)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Realized gain on mortgage loans	66,244	—	66,244	—
Gain / (loss) on derivative instruments	3,698,381	(897,767)	3,979,525	(755,952)
Total other gains / (losses)	$(10,527,875)	$2,114,549	$(9,372,360)	$6,685,113

Factors Impacting Operating Results

       The Company held a diversified portfolio of RMBS assets with a fair value of $444.5 million and mortgage loans with a fair value of $120.8 million as of June 30, 2013, and RMBS assets with a fair value of $170.7 million as of December 31, 2012. In addition, the Company anticipates having available borrowing capacity from which it expects to be able to acquire additional assets. The Company's operating results will be impacted by the Company's actual available borrowing capacity.

       The Company expects that the results of its operations will also be affected by a number of other factors, including the level of its net interest income, the fair value of its assets and the supply of, and demand for, the target assets in which it may invest. The Company's net interest income, which includes the amortization of purchase premiums and accretion of purchase discounts, varies, primarily as a result of changes in market interest rates and prepayment speeds, as measured by CPR on the Company's target assets. Interest rates and prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. The Company's operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans are held directly by the Company or included in its non-Agency RMBS or in other assets it may acquire in the future.

Changes in Fair Value of the Company's Assets

       The Company's RMBS and mortgage loans are carried at fair value and future mortgage-related assets may also be carried at fair value. Accordingly, changes in the fair value of the Company's assets may impact the results of its operations for the period in which such change in value occurs. The expectation of changes in real estate prices is a major determinant of the value of mortgage loans and, therefore, of RMBS. This factor is beyond the Company's control.

Changes in Market Interest Rates

       With respect to the Company's business operations, increases in interest rates, in general, may, over time, cause: (i) the interest expense associated with the Company's borrowings to increase; (ii) the value of its investment portfolio to decline; (iii) coupons on its ARMs and hybrid ARMs (including RMBS secured by such collateral) and on its other floating rate securities and residential mortgage loans to reset, although on a delayed basis, to higher interest rates; (iv) prepayments on its RMBS and residential mortgage loans to slow, thereby slowing the amortization of the Company's purchase premiums and the accretion of its purchase discounts; and (v) the value of its interest rate swap agreements to increase. Conversely, decreases in interest rates, in general, may, over time, cause: (i) prepayments on the Company's RMBS and residential mortgage loans to increase, thereby accelerating the amortization of its purchase premiums and the accretion of its purchase discounts; (ii) the interest expense associated with its borrowings to decrease; (iii) the value of its investment portfolio to increase; (iv) the value of its interest rate swap agreements to decrease; and (v) coupons on its ARMs and hybrid ARMs (including RMBS secured by such collateral) and on its other floating rate securities and residential mortgage loans to reset, although on a delayed basis, to lower interest rates. As of June 30, 2013 and December 31, 2012, 13.5% and 19.1% of the Company's RMBS assets, respectively, as measured by fair value, consisted of RMBS assets with a variable interest rate component, including ARMs and hybrid ARMs. Additionally, as of June 30, 2013, 50.1% of the Company's mortgage loan portfolio as measured by fair value consisted of mortgage loans with a variable interest rate component, including ARMs and hybrid ARMs.

Prepayment Speeds

       Prepayment speeds on residential mortgage loans, and therefore, RMBS vary according to interest rates, the type of investment, conditions in the financial markets, competition, defaults, foreclosures and other factors that cannot be predicted with any certainty. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans and, as a result, prepayment speeds tend to decrease. This can extend the period over which the Company earns interest income. When interest rates fall, prepayment speeds on residential mortgage loans, and therefore, RMBS tend to increase, thereby decreasing the period over which the Company earns interest income. Additionally, other factors such as the credit rating of the borrower, the rate of home price appreciation or depreciation, financial market conditions, foreclosures and lender competition, none of which can be predicted with any certainty, may affect prepayment speeds on RMBS. In particular, despite the historically low interest rates, recent severe dislocations in the housing market, including home price depreciation resulting in many borrowers owing more on their mortgage loans than the values of their homes have prevented many such borrowers from refinancing their mortgage loans, which has impacted prepayment rates and the value of RMBS assets. However, mortgage loan modification and refinance programs or future legislative action may make refinancing mortgage loans more accessible or attractive to such borrowers, which could cause the rate of prepayments on RMBS assets to accelerate. For RMBS assets, including some of the Company's RMBS assets, that were purchased or are trading at a premium to their par value, higher prepayment rates would adversely affect the value of such assets or cause the holder to incur losses with respect to such assets.

Mortgage Extension Risk

       The Advisor computes the projected weighted-average life of the Company's investments based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages and the rate at which defaults, foreclosures and recoveries will occur. In general, when the Company acquires a fixed-rate mortgage or hybrid ARM asset, the Company may, but is not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes the Company's borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect the Company from rising interest rates, because the borrowing costs are effectively fixed for the duration of the fixed-rate portion of the related RMBS.

       However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on the Company's results of operations, as borrowing costs would no longer be fixed after the maturity or termination of hedging instruments while the income earned on the mortgage assets would remain fixed. This situation may also cause the fair value of the Company's mortgage assets to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, the Company may be forced to sell assets to maintain adequate liquidity, which could cause the Company to incur losses.

       In addition, the use of this swap hedging strategy effectively limits increases in the Company's book value in a declining rate environment, due to the effectively fixed nature of the Company's hedged borrowing costs. In an extreme rate decline, prepayment rates on the Company's assets might actually result in certain of its assets being fully paid off while the corresponding swap or other hedge instrument remains outstanding. In such a situation, the Company may be forced to liquidate the swap or other hedge instrument at a level that causes it to incur a loss.

Credit Risk

       The Company is subject to credit risk in connection with its investments. Although the Company does not expect to encounter credit risk in its Agency RMBS, it does expect to encounter credit risk related to its non-Agency RMBS, mortgage loans and other target assets, including assets it may acquire in the future. Increases in defaults and delinquencies will adversely impact the Company's operating results, while declines in rates of default and delinquencies may improve the Company's operating results from this aspect of its business.

Size of Investment Portfolio

       The size of the Company's investment portfolio, as measured by the aggregate principal balance of its mortgage-related securities and the other assets the Company owns, is a key revenue driver. Generally, as the size of the Company's investment portfolio grows, the amount of interest income the Company receives increases. A larger investment portfolio, however, drives increased expenses, as the Company incurs additional interest expense to finance the purchase of its assets.

Critical Accounting Policies and Use of Estimates

Mortgage Loans – Fair Value Election

       U.S. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. The Company has elected the fair value option for each of its mortgage loans at the date of purchase, which permits it to measure these loans at estimated fair value with the change in estimated fair value included as changes in unrealized gain/loss on mortgage loans. The Company believes that the election of the fair value option for its mortgage loans more appropriately reflects the results of its operations for a particular reporting period as changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company's investment performance.

Determination of Fair Value Measurement – Mortgage Loans

       The fair value of the Company's mortgage loans considers data such as loan origination and additional updated borrower and loan servicing data as available, forward interest rates, general economic conditions, home price index forecasts and valuations of the underlying properties. The variables considered most significant to the determination of the fair value of the Company's mortgage loans include market-implied discount rates, and projections of default rates, delinquency rates, loss severity and prepayment rates. The Company uses loan level data, macro-economic inputs and forward interest rates to generate loss adjusted cash flows and other information in determining the fair value. Because of the inherent uncertainty of such valuation, the fair values established for these holdings may differ from the values that would have been established if a ready market for these holdings existed.

Interest Income on Mortgage Loans – Fair Value Election

       When mortgage loans purchased by the Company show evidence of a deterioration in credit quality since origination, management determines that it is probable the Company will not collect all contractual cash flows and the fair value option of accounting has been elected, the Company will apply the guidance which addresses accounting for differences between contractual cash flows and cash flows expected to be collected from its initial investment. The yield that may be accreted (accretable yield) will be limited to the excess of the Company's initial estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the Company's initial investment in the mortgage loan. Interest income will be recognized using the accretable yield on a level-yield basis over the life of the loan as long as cash flows can be reasonably estimated. On a quarterly basis, the Company updates its estimate of the cash flows expected to be collected. The excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) will not be recognized as an adjustment of yield but will be recognized prospectively through adjustment of the loan's accretable yield over its remaining life. The amount of interest income to be recognized cannot result in a carrying amount that exceeds the payoff amount of the loan. Loans that are delinquent for 60 days or more are considered non-performing. Income recognition is suspended for loans when they become more than 90 days delinquent, or when, in management's opinion, a full recovery of interest and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current.

       Refer to the section of the Company's annual report on Form 10-K for the year ended December 31, 2012 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates" for a full discussion of its critical accounting policies.

Recent Accounting Pronouncements

       In December 2011, the FASB issued ASU No. 2011-11: Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11") which requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendment requires disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. In addition, in January 2013, the FASB issued ASU 2013-01: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210), Balance Sheet. The update addresses implementation issues about ASU 2011-11 and is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. This guidance is to be applied retrospectively for all comparative periods presented and does not amend the circumstances in which the Company offsets its derivative positions. This guidance does not have a material effect on the Company's financial statements. However, this guidance expands the disclosure requirements to which the Company is subject, which are presented in Note 14 of the consolidated financial statements.

Liquidity and Capital Resources

       Liquidity is a measure of the Company's ability to turn non-cash assets into cash and to meet potential cash requirements. The Company uses significant cash to purchase securities, pay dividends, repay principal and interest on its borrowings, fund its operations and meet other general business needs. The Company's primary sources of liquidity are its existing cash balances, borrowings under its repurchase agreements, the net proceeds of offerings of equity and debt securities and net cash provided by operating activities, private funding sources, including other borrowings structured as repurchase agreements, securitizations, term financings and derivative agreements, and future issuances of common equity, preferred equity, convertible securities, trust preferred and/or debt securities. The Company does not currently have any committed borrowing capacity, other than pursuant to the repurchase agreements discussed below.

       The borrowings the Company used to fund the purchase of its RMBS portfolio and its mortgage loan portfolio totaled approximately $308.5 million and $89.1 million, respectively, as of June 30, 2013 under master repurchase agreements with four real estate securities repurchase agreement counterparties and under the Loan Repurchase Facility with another counterparty.

       As of June 30, 2013, the Company had a total of $364.4 million in fair value of RMBS pledged against its securities repurchase agreement borrowings and $120.5 million in fair value of mortgage loans pledged against its borrowings under the Loan Repurchase Facility.

       Under repurchase agreements, the Company may be required to pledge additional assets to its repurchase agreement counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. Generally, the Company's repurchase agreements contain a LIBOR-based financing rate, term and haircuts depending on the types of collateral and the counterparties involved. Further, as of June 30, 2013, the range of haircut provisions associated with the Company's repurchase agreements was between 3% and 5% for fully pledged Agency RMBS and between 15% and 40% for fully pledged non-Agency RMBS and was between 27% and 28% for fully pledged mortgage loans. For additional information about the Loan Repurchase Facility, see Note 7 of the consolidated financial statements.

       If the estimated fair value of the assets increases due to changes in market interest rates or market factors, lenders may release collateral back to the Company. Specifically, margin calls may result from a decline in the value of the investments securing the Company's repurchase agreements, prepayments on the mortgages securing such investments and from changes in the estimated fair value of such investments generally due to principal reduction of such investments from scheduled amortization and resulting from changes in market interest rates and other market factors. Counterparties also may choose to increase haircuts based on credit evaluations of the Company and/or the performance of the assets in question. The recent disruptions in the financial and credit markets have resulted in increased volatility in these levels, and this volatility could persist as market conditions continue to change rapidly. Should prepayment speeds on the mortgages underlying the Company's investments or market interest rates suddenly increase, margin calls on the Company's repurchase agreements could result, causing an adverse change in its liquidity position. To date, the Company has satisfied all of its margin calls and has never sold assets in response to any margin call under its repurchase agreement borrowings.

       The Company's borrowings under repurchase agreements are renewable at the discretion of its lenders and, as such, the Company's ability to roll-over such borrowings is not guaranteed. The terms of the repurchase transaction borrowings under the Company's repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by SIFMA, as to repayment, margin requirements and the segregation of all assets the Company has initially sold under the repurchase transaction. In addition, each lender typically requires that the Company include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts and purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction, and cross default and setoff provisions.

       As of June 30, 2013, the Company had an effective leverage ratio of 2.55x which includes $62.8 million in fair value of Agency RMBS exposure acquired through contracts to acquire TBA securities.

       The Company maintains cash, unpledged Agency RMBS, non-Agency RMBS and mortgage loans (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by the Company's counterparties (collectively, the "Cushion") to meet routine margin calls and protect against unforeseen reductions in the Company's borrowing capabilities. The Company's ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of its securities, its cash position and margin requirements. The Company's cash position fluctuates based on the timing of its operating, investing and financing activities and is managed based on the Company's anticipated cash needs. As of June 30, 2013, the Company had a Cushion of $86.8 million.

       As of June 30, 2013, the Company had a total of $12.5 million of restricted cash pledged against its swaps, TBAs and repurchase agreements.

       The Company believes these identified sources of liquidity will be adequate for purposes of meeting its short-term (within one year) liquidity and long-term liquidity needs. However, the Company's ability to meet its long-term liquidity and capital resource requirements may require additional financing. The Company's short-term and long-term liquidity needs include funding future investments and operating costs. In addition to qualify as a REIT, the Company must distribute annually at least 90% of its net taxable income excluding net capital gains. These distribution requirements limit the Company's ability to retain earnings and thereby replenish or increase capital for operations.

       The Company's current policy is to pay quarterly distributions which, on an annual basis, will equal all or substantially all of its net taxable income. Taxable and GAAP earnings will typically differ due to differences in premium amortization and discount accretion, certain non-taxable unrealized and realized gains and losses, and non-deductible general and administrative expenses.

Cash Generated from Operating Activities

       The Company's operating activities provided net cash of $3.5 million for the six months ended June 30, 2013. The cash provided by operating activities is primarily a result of income earned on the Company's assets, partially offset by interest expense on repurchase agreements and operating expenses.

       The Company's operating activities provided net cash of $1.6 million for the six months ended June 30, 2012. The cash provided by operating activities is primarily a result of income earned on the Company's assets partially offset by interest expense on repurchase agreements and operating expenses.

Cash Used in Investing Activities

       The Company's investing activities used net cash of $393.7 million for the six months ended June 30, 2013. During the six months ended June 30, 2013, the Company utilized cash to purchase $344.6 million in RMBS (net of changes in amounts payable for real estate securities purchased) and $119.8 million in mortgage loans and increased restricted cash by $8.7 million in connection with swap, TBAs and repurchase agreements, which was offset by principal repayments on real estate securities of $24.6 million, principal repayments on mortgage loans of $0.9 million and proceeds from the sale of real estate securities of $53.9 million (net of changes in amounts receivable for real estate securities sold).

       The Company's investing activities used net cash of $34.3 million for the six months ended June 30, 2012. During the six months ended June 30, 2012, the Company utilized cash to purchase $72.7 million in RMBS and increased restricted cash by $0.6 million. The decrease in cash was partially offset by proceeds from the sale of RMBS of $28.8 million and principal repayments on real estate securities of $10.2 million.

Cash Generated from Financing Activities

       The Company's financing activities provided cash of $392.3 million for the six months ended June 30, 2013, which was a result of net proceeds and borrowings from the Loan Repurchase Facility of $89.1 million, net proceeds from the issuance of common stock of $118.9 million and borrowings from real estate securities repurchase agreements of $287.9 million, partially offset by repayments of repurchase agreements of $95.5 million, repurchases of common stock of $5.8 million, the payment of dividends and distributions on common stock and OP units of $2.0 million, and other items.

       The Company's financing activities provided cash of $29.4 million for the six months ended June 30, 2012, which was the result of borrowings from repurchase agreements of $49.6 million and proceeds from the issuance of preferred stock of $0.1 million, partially offset by repayments of repurchase agreements of $17.1 million and the payment of dividends and distributions on common stock and OP units of $3.3 million.

Contractual Obligations

       The Company has entered into an Investment Advisory Agreement with the Advisor. The Advisor is entitled to receive a quarterly advisory fee and the reimbursement of certain expenses; however, those obligations do not have fixed and determinable payments. Additionally, as discussed above under "Liquidity and Capital Resources," the borrowings the Company used to fund the purchase of its portfolio totaled approximately $397.6 million as of June 30, 2013 under master repurchase agreements with four real estate securities repurchase agreement counterparties and under the Loan Repurchase Facility with another counterparty. These borrowings were all due within one year.

Off-Balance Sheet Arrangements

       As of the date of this quarterly report on Form 10-Q, the Company had no off-balance sheet arrangements.

Inflation

       Virtually all of the Company's assets and liabilities are and will be interest rate sensitive in nature. As a result, interest rates and other factors influence the Company's performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. The Company's financial statements are prepared in accordance with U.S. GAAP and the Company's activities and balance sheet shall be measured with reference to historical cost and/or fair value without considering inflation.

Non-GAAP Financial Measures

       Core Earnings is a non-GAAP measure that the Company defines as GAAP net income, excluding changes in unrealized gains or losses on real estate securities and mortgage loans, realized gains or losses on real estate securities and mortgage loans, gains or losses on derivative instruments, and certain non-recurring adjustments.

       The Company believes that providing investors with this non-GAAP financial information, in addition to the related GAAP measures, gives investors greater transparency to the information used by management in its financial and operational decision-making. However, because Core Earnings is an incomplete measure of the Company's financial performance and involves differences from net income computed in accordance with GAAP, it should be considered along with, but not as an alternative to, the Company's net income computed in accordance with GAAP as a measure of the Company's financial performance. In addition, because not all companies use identical calculations, the Company's presentation of Core Earnings may not be comparable to other similarly-titled measures of other companies.

       The following table reconciles net income computed in accordance with GAAP with Core Earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)
Net (loss) / income – GAAP	$(7,568,877)	$3,328,015	$(5,595,182)	$9,561,168
Recurring adjustments for non-core earnings:
Change in unrealized loss / (gain) on real estate
securities	15,642,642	(2,903,133)	14,739,365	(9,392,927)
Change in unrealized (gain) on mortgage loans	(1,596,197)	—	(1,567,291)	—
Realized loss / (gain) on real estate securities	246,055	(109,183)	246,055	1,951,862
Realized (gain) on mortgage loans	(66,244)	—	(66,244)	—
(Gain) / loss on derivative instruments	(3,698,381)	897,767	(3,979,525)	755,952
Core Earnings - non-GAAP	$2,958,998	$1,213,466	$3,777,178	$2,876,055
Core Earnings - per weighted average share
outstanding - non-GAAP	$0.33	$0.40	$0.50	$0.95

Subsequent Events

       On July 25, 2013, the Company utilized approximately $98.7 million of its Loan Repurchase Facility to fund a portion of the purchase price of its acquisition of a residential mortgage loan portfolio with an unpaid principal balance of approximately $167.8 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

       The primary components of the Company's market risk are related to interest rate risk, prepayment risk, credit risk and fair value risk. While the Company does not seek to avoid risk completely, the Company believes that risk can be quantified from historical experience and the Company will seek to actively manage that risk, to earn sufficient compensation to justify taking risk and to maintain capital levels consistent with the risks the Company undertakes.

Interest Rate Risk

       Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company's control.

       The Company is subject to interest rate risk in connection with any floating or inverse floating rate investments and its repurchase agreements. The Company's repurchase agreements may be of limited duration and are periodically refinanced at current market rates. The Company intends to manage this risk using interest rate derivative agreements. These instruments are intended to serve as a hedge against future interest rate increases on the Company's borrowings. The Company primarily assesses its interest rate risk by estimating and managing the duration of its assets relative to the duration of its liabilities. Duration measures the change in the fair value of an asset based on a change in an interest rate. The Company generally calculates duration using various financial models and empirical data. Different models and methodologies can produce different duration numbers for the same securities.

       The borrowings the Company used to fund the purchase of its portfolio totaled approximately $397.6 million as of June 30, 2013 under RMBS master repurchase agreements with four real estate securities repurchase agreement counterparties and the Loan Repurchase Facility with an additional counterparty. At June 30, 2013, the Company also had interest rate swaps with an outstanding notional amount of $225.7 million, resulting in variable rate debt of $171.9 million. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $171.9 million in variable rate debt by $0.2 million. Such hypothetical impact of interest rates on the Company's variable rate debt does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, the Company may take actions to further mitigate its exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company's financial structure.

Net Interest Income

       The Company's operating results will depend in large part on differences between the income from its investments and its borrowing costs. Most of the Company's repurchase agreements and its Loan Repurchase Facility provide financing based on a floating rate of interest calculated on a fixed spread over LIBOR. During periods of rising interest rates, the borrowing costs associated with the Company's investments tend to increase while the income earned on the Company's fixed interest rate investments may remain substantially unchanged. This will result in a narrowing of the net interest spread between the related assets and borrowings and may result in losses.

       Hedging techniques are partly based on assumed levels of prepayments of the Company's RMBS and mortgage loans. If prepayments are slower or faster than assumed, the effectiveness of any hedging strategies the Company uses will be reduced and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are complex and may produce volatile returns.

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

Credit Risk

       The Company is subject to credit risk in connection with its investments. Although the Company does not expect to encounter credit risk in its Agency RMBS, the Company does expect to encounter credit risk related to its non-Agency RMBS, mortgage loans and other target assets, including assets it may acquire in the future. A portion of its assets are comprised of residential mortgage loans that are unrated. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. The Company believes that residual loan credit quality is primarily determined by the borrowers' credit profiles and loan characteristics.

Extension Risk

       If prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on the Company's results from operations, as borrowing costs would no longer be fixed after the end of the hedging instrument, while the income earned on the hybrid adjustable-rate assets would remain fixed. This situation may also cause the fair value of the Company's hybrid adjustable-rate assets to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, the Company may be forced to sell assets to maintain adequate liquidity, which could cause it to incur losses.

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

Item 4. Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2013. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

     There have been no changes in the Company's "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three month period ended June 30, 2013 that have materially affected, or was reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2013, the Company was not involved in any legal proceedings.

Item 1A. Risk Factors

     There have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Company's combined Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Purchases of Equity Securities

     The Company repurchased the following shares of its common stock during the six months ended June 30, 2013:

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares (or OP units)	Shares (or Units)
	Total number	Average price	Purchased as Part of	that May Yet Be
	of shares	paid per	Publicly Announced	Purchased Under
	(or OP units)	share or	Plans	the Plans or
Period	purchased(1)	(OP unit)	or Programs	Programs
January 1 to January 31	265,245	$21.68	—	—
Total	265,245	$21.68	—	—
____________________

(1)	The repurchase was made from a single stockholder. The Company paid to such stockholder approximately $5.8 million.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Mine Safety Disclosures

     Not applicable.

Item 5. Other Information

     None.

Item 6. Exhibits

(a)	Exhibits Files

	Exhibit No.	Description
	3.1*	Articles of Amendment and Restatement of ZAIS Financial Corp., incorporated by reference to Exhibit 3.1 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

	3.2*	Articles Supplementary of ZAIS Financial Corp., incorporated by reference to Exhibit 3.2 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

	3.3*	Bylaws of ZAIS Financial Corp., incorporated by reference to Exhibit 3.3 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

	4.1*	Specimen Common Stock Certificate of ZAIS Financial Corp., incorporated by reference to Exhibit 4.1 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

	10.1*	Agreement of Limited Partnership, dated as of July 29, 2011, of ZAIS Financial Partners, L.P., as amended on August 3, 2011, October 11, 2012, and December 13, 2012, incorporated by reference to Exhibit 10.2 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

	10.2*	Amendment to Agreement of Limited Partnership, dated as of February 13, 2013, of ZAIS Financial Partners, L.P., incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-K, filed March 28, 2013.

	10.3*	Master Repurchase Agreement, dated as of May 30, 2013, between Citibank, N.A. and ZFC Trust, incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed on June 4, 2013.

	10.4*	Guaranty, dated as of May 30, 2013, by ZAIS Financial Corp. in favor of Citibank, N.A., incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K, filed on June 4, 2013.

	10.5	Master Mortgage Loan Sale Agreement ("MMLSA"), dated as of May 31, 2013, between Citigroup Global Markets Realty Corp. and ZFC Trust.

	10.6	Trade Confirmation pursuant to the MMLSA, dated as of May 31, 2013, between Citigroup Global Markets Realty Corp. and ZFC Trust.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS**	XBRL Instance Document

	101.SCH**	XBRL Taxonomy Extension Scheme Document

	101.CAL**	XBRL Taxonomy Calculation Linkbase Document

	101.DEF**	XBRL Extension Definition Linkbase Document

	101.LAB**	XBRL Taxonomy Extension Linkbase Document

	101.PRE**	XBRL Taxonomy Presentation Linkbase Document
____________________

*	Previously filed
**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAIS FINANCIAL CORP.

Date: August 13, 2013	By:	/s/ Michael Szymanski
Michael Szymanski
Chief Executive Officer and President

	By:	/s/ Paul McDade
Paul McDade
Chief Financial Officer and Treasurer