Form 10-Q
period 2013-09-30
ZAIS Financial Corp.
filed 2013-11-12
CIK 1527590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
Commission File Number: 001-35808

ZAIS FINANCIAL CORP.
(Exact Name of Registrant as Specified in its Charter)

Maryland	90-0729143
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Two Bridge Avenue, Suite 322, Red Bank, New Jersey 07701-1106
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

       The Company has 7,970,886 shares of common stock, par value $0.0001 per share, outstanding as of November 11, 2013.

ZAIS FINANCIAL CORP.
FORM 10-Q TABLE OF CONTENTS

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZAIS Financial Corp. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
(Expressed in United States Dollars)	(unaudited)
Assets
Cash	$21,467,891	$19,061,110
Restricted cash	3,031,804	3,768,151
Mortgage loans, at fair value - $334,539,232 and $0 pledged as
collateral, respectively	334,793,412	—
Real estate securities, at fair value - $180,081,818 and $133,538,998
pledged as collateral, respectively	196,552,996	170,671,683
Other assets	3,699,269	1,345,665
Receivable for real estate securities sold	—	6,801,398
Total assets	$559,545,372	$201,648,007

Liabilities
Loan repurchase facility	$240,477,801	$—
Securities repurchase agreements	134,062,326	116,080,467
Payable for real estate securities purchased	—	6,195,767
Derivative liabilities, at fair value	596,988	1,144,744
Dividends and distributions payable	4,448,900	—
Accounts payable and other liabilities	2,139,378	1,820,581
Accrued interest payable	598,962	74,966
Common stock repurchase liability	—	11,190,687
Total liabilities	$382,324,355	$136,507,212

Commitments and Contingencies (Note 13)

Stockholders’ equity
12.5% Series A cumulative non-voting preferred stock, $0.0001 par value; 50,000,000 shares authorized; zero shares and 133 shares
issued and outstanding, respectively	—	—
Common stock $0.0001 par value; 500,000,000 shares authorized;
7,970,886 shares issued and 7,970,886 shares outstanding, and
2,586,131 shares issued and 2,071,096 shares outstanding,
respectively	798	207
Additional paid-in capital	164,207,617	39,759,770
(Accumulated deficit)/retained earnings	(5,449,113)	5,281,941
Total ZAIS Financial Corp. stockholders' equity	158,759,302	45,041,918
Non-controlling interests in operating partnership	18,461,715	20,098,877
Total stockholders' equity	177,221,017	65,140,795
Total liabilities and stockholders' equity	$559,545,372	$201,648,007

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(Expressed in United States Dollars)
Interest income
Mortgage loans	$4,051,406	$—	$4,984,265	$—
Real estate securities	4,222,038	2,176,647	12,660,723	7,216,518
Total interest income	8,273,444	2,176,647	17,644,988	7,216,518
Interest expense
Loan repurchase facility	1,455,617	—	1,744,913	—
Securities repurchase agreements	877,522	376,742	2,259,041	1,043,889
Total interest expense	2,333,139	376,742	4,003,954	1,043,889
Net interest income	5,940,305	1,799,905	13,641,034	6,172,629
Other gains/(losses)
Change in unrealized gain or loss on
mortgage loans	3,644,036	—	5,211,327	—
Change in unrealized gain or loss on real
estate securities	4,785,568	6,269,964	(9,953,797)	15,662,891
Realized gain on mortgage loans	346,482	—	412,726	—
Realized (loss)/gain on real estate
securities	(9,113,260)	849,794	(9,359,315)	(1,102,068)
Gain/(loss) on derivative instruments	1,510,143	(362,681)	5,489,668	(1,118,633)
Total other gains/(losses)	1,172,969	6,757,077	(8,199,391)	13,442,190
Expenses
Professional fees	1,090,672	193,892	2,583,246	1,137,329
Advisory fee - related party	710,563	255,943	1,903,635	728,521
Loan servicing fees	319,489	—	434,023	—
General and administrative expenses	844,357	48,629	1,967,729	129,284
Total expenses	2,965,081	498,464	6,888,633	1,995,134
Net income/(loss)	4,148,193	8,058,518	(1,446,990)	17,619,685
Net income/(loss) allocated to non-
controlling interests	432,132	—	(57,250)	—
Preferred dividends	—	4,156	15,379	11,730
Net income/(loss) attributable to ZAIS
Financial Corp. common stockholders	$3,716,061	$8,054,362	$(1,405,119)	$17,607,955
Net income/(loss) per share applicable to
common stockholders - basic
and diluted	$.47	$2.83	$(.20)	$5.94
Weighted average number of shares of
common stock:
Basic	7,970,886	2,843,203	7,038,304	2,962,376
Diluted	8,897,800	2,843,203	7,965,218	2,962,376

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock
							Total ZAIS	Non-
						(Accumulated	Financial	controlling
	Shares of		Shares of		Additional	Deficit) /	Corp.	Interests in
	Preferred	Preferred	Common	Common	Paid-in	Retained	Stockholders'	Operating
	Stock	Stock at Par	Stock	Stock at Par	Capital	Earnings	Equity	Partnership	Total Equity
(Expressed in United States Dollars)
Balance at December 31, 2011	—	$—	3,022,617	$302	$60,452,038	$(5,134,466)	$55,317,874	$—	$55,317,874
Net proceeds from offering of preferred stock	133	—	—	—	115,499	—	115,499	—	115,499
Net proceeds from offering of OP units	—	—	—	—	—	—	—	20,393,704	20,393,704
Net proceeds from offering of common stock	—	—	232,039	24	4,757,446	—	4,757,470	—	4,757,470
Distributions on OP units	—	—	—	—	—	—	—	(1,117,280)	(1,117,280)
Dividends on common stock	—	—	—	—	—	(9,471,442)	(9,471,442)	—	(9,471,442)
Repurchase of common stock	—	—	(668,525)	(67)	(14,181,192)	—	(14,181,259)	—	(14,181,259)
Common stock repurchase liability	—	—	(515,035)	(52)	(10,923,892)	—	(10,923,944)	—	(10,923,944)
Rebalancing of ownership percentage between
the Company and operating partnership	—	—	—	—	(460,129)	—	(460,129)	460,129	—
Net income	—	—	—	—	—	19,887,849	19,887,849	362,324	20,250,173
Balance at December 31, 2012	133	—	2,071,096	207	39,759,770	5,281,941	45,041,918	20,098,877	65,140,795
Reversal of common stock repurchase liability	—	—	249,790	25	5,440,150	—	5,440,175	—	5,440,175
Repurchase of preferred shares	(133)	—	—	—	(133,000)	—	(133,000)	—	(133,000)
Net proceeds from initial public offering	—	—	5,650,000	566	118,861,934	—	118,862,500	—	118,862,500
Equity raise payments	—	—	—	—	(216,658)	—	(216,658)	—	(216,658)
Distributions on OP units	—	—	—	—	—	—	—	(1,084,491)	(1,084,491)
Dividends on common stock	—	—	—	—	—	(9,325,935)	(9,325,935)	—	(9,325,935)
Rebalancing of ownership percentage between
the Company and operating partnership	—	—	—	—	495,421	—	495,421	(495,421)	—
Net loss	—	—	—	—	—	(1,405,119)	(1,405,119)	(57,250)	(1,462,369)
Balance at September 30, 2013 (unaudited)	—	$—	7,970,886	$798	$164,207,617	$(5,449,113)	$158,759,302	$18,461,715	$177,221,017

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2013	2012
(Expressed in United States Dollars)
Cash flows from operating activities
Net (loss)/income	$(1,446,990)	$17,619,685
Adjustments to reconcile net (loss)/income to net cash provided by operating activities
Net (accretion)/amortization of (discounts) premiums related to
mortgage loans	(2,918,421)	—
Net (accretion)/amortization of (discounts)/premiums related to real
estate securities	(2,048,391)	(721,891)
Change in unrealized gain or loss on mortgage loans	(5,211,327)	—
Change in unrealized gain or loss on real estate securities	9,953,797	(15,662,891)
Realized (gain) on mortgage loans	(412,726)	—
Realized loss on real estate securities	9,359,315	1,102,068
Change in unrealized gain or loss on derivative instruments	(547,756)	863,030
Changes in operating assets and liabilities
(Increase) in other assets	(2,353,604)	(477,052)
Increase in accounts payable and other liabilities	318,797	371,011
Increase/(decrease) in accrued interest payable	523,996	(1,435)
Net cash provided by operating activities	5,216,690	3,092,525
Cash flows from investing activities
Acquisitions of mortgage loans	(334,162,044)	—
Proceeds from principal repayments on mortgage loans	7,911,106	—
Acquisitions of real estate securities, net of change in payable for real estate
securities purchased	(365,230,804)	(83,122,058)
Proceeds from principal repayments on real estate securities	39,852,360	16,239,203
Proceeds from sales of real estate securities, net of changes in receivable for
real estate securities sold	282,838,041	64,759,903
Restricted cash provided by/(used) in investment activities	736,347	(1,406,901)
Net cash used in investing activities	(368,054,994)	(3,529,853)
Cash flows from financing activities
Proceeds from issuance of common stock, net	118,862,500	—
Proceeds from issuance of preferred stock, net	—	115,499
Payment of common stock repurchase liability	(5,750,512)	—
Borrowings from loan repurchase facility	331,212,319	—
Repayments of loan repurchase facility	(90,734,518)	—
Borrowings from securities repurchase agreements	334,766,809	61,890,233
Repayments of securities repurchase agreements	(316,784,950)	(49,358,331)
Dividends on common stock and distributions on OP units (net of dividends
and distributions payable)	(5,961,526)	(3,264,426)
Repurchase of preferred stock including dividend	(148,379)	(7,112)
Equity raise payments	(216,658)	—
Net cash provided by financing activities	365,245,085	9,375,863
Net increase in cash	2,406,781	8,938,535
Cash
Beginning of period	19,061,110	6,326,724
End of period	$21,467,891	$15,265,259
Supplemental disclosure of cash flow information
Interest paid on loan repurchase facility and securities repurchase
agreements	$3,479,958	$1,016,138
Taxes paid	$—	$—

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

     The Company primarily invests in, finances and manages performing and re-performing residential mortgage loans and may, in the future, focus on newly originated mortgage loans. The Company also invests in, finances and manages residential mortgage-backed securities ("RMBS") that are not issued or guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association ("Fannie Mae"), or the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or an agency of the United States ("U.S.") Government, such as the Government National Mortgage Association ("Ginnie Mae") ("non-Agency RMBS"), and RMBS that are issued or guaranteed by a federally chartered corporation or a U.S. Government agency ("Agency RMBS"). The Company’s RMBS strategy focuses on non-Agency RMBS with an emphasis on securities that, when originally issued, were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations. The Company also has the discretion to invest in Agency RMBS through To-Be-Announced ("TBA") contracts and in other real estate-related and financial assets, such as mortgage servicing rights ("MSRs"), interest only strips created from RMBS ("IOs"), commercial mortgage-backed securities ("CMBS") and asset-backed securities ("ABS"). The Company refers collectively to the assets it targets for acquisition as its target assets.

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

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, the Operating Partnership, and all of the wholly owned subsidiaries of the Operating Partnership. The Company, which serves as the sole general partner of and conducts substantially all of its business through the Operating Partnership, holds approximately 89.6% of the OP units in the Operating Partnership as of September 30, 2013. The Operating Partnership in turn holds directly or indirectly all of the equity interests in its subsidiaries. All intercompany balances have been eliminated in consolidation.

Variable Interest Entities

     A variable interest entity ("VIE") is an entity that lacks one or more of the characteristics of a voting interest entity. The Company evaluates each of its investments to determine whether it is a VIE based on: (1) the sufficiency of the entity's equity investment at risk to finance its activities without additional subordinated financial support provided by any parties, including the equity holders; (2) whether as a group the holders of the equity investment at risk have (a) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impacts the entity's economic performance, (b) the obligation to absorb the expected losses of the legal entity and (c) the right to receive the expected residual returns of the legal entity; and (3) whether the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of their equity, or both, and whether substantially all of the entity's activities involve or are conducted on behalf of an investor that has disproportionately fewer voting rights. An investment that lacks one or more of the above three characteristics is considered to be a VIE. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

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

     The Company has evaluated its real estate securities investments to determine if each represents a variable interest in a VIE. The Company monitors these investments and analyzes them for potential consolidation. The Company's real estate securities investments represent variable interests in VIEs. At September 30, 2013 and December 31, 2012, no VIEs required consolidation as the Company was not the primary beneficiary of any of these VIEs. At September 30, 2013 and December 31, 2012, the maximum exposure of the Company to VIEs is limited to the fair value of its investments in real estate securities as disclosed in the consolidated balance sheets.

Cash and Cash Equivalents

     The Company considers highly liquid short-term interest bearing instruments with original maturities of three months or less and other instruments readily convertible into cash to be cash equivalents. The Company's deposits with financial institutions may exceed federally insurable limits of $250,000 per institution. The Company mitigates this risk by depositing funds with major financial institutions. At September 30, 2013, the Company's cash was held with two custodians.

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

Mortgage Loans and Real Estate Securities—Fair Value Election

     U.S. GAAP permits entities to choose to measure certain eligible financial instruments at fair value. The Company has elected the fair value option for each of its mortgage loans and real estate securities, at the date of purchase, including those contributed in connection with the Company's initial formation transaction. The fair value option election is irrevocable and requires the Company to measure these mortgage loans and real estate securities at estimated fair value with the change in estimated fair value recognized in earnings. The Company has established a policy for these assets to separate interest income from the full change in fair value in the consolidated statement of operations. The interest income component is presented as interest income on mortgage loans and interest income on real estate securities and the remainder of the change in fair value is presented separately as changes in unrealized gain or loss on mortgage loans and changes in unrealized gain or loss on real estate securities, respectively, in the Company's consolidated statements of operations.

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

     The Company may use valuation techniques consistent with the market and income approaches to measure the fair value of its assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future projected cash flows to a single discounted present value amount. When applying either approach, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires significant judgment and considers factors specific to the investment. The Company utilizes proprietary modeling analysis to support the independent third party broker quotes selected to determine the fair value of securities and derivative instruments.

     The following is a description of the valuation techniques used to measure fair value and the general classification of these instruments pursuant to the fair value hierarchy.

Mortgage Loans

     The fair value of the Company's mortgage loans is determined using a proprietary model that considers data such as loan origination information and additional updated borrower and loan servicing data, as available, forward interest rates, general economic conditions, home price index forecasts and valuations of the underlying properties. The variables considered most significant to the determination of the fair value of the Company's mortgage loans include market-implied discount rates, projections of default rates, delinquency rates, loss severity and prepayment rates. The Company uses loan level data, macro-economic inputs and forward interest rates to generate loss adjusted cash flows and other information in determining the fair value of its mortgage loans. Because of the inherent uncertainty of such valuation, the fair values established for mortgage loans held by the Company may differ from the fair values that would have been established if a ready market existed for these mortgage loans. Accordingly, mortgage loans are classified as Level 3 in the fair value hierarchy.

Real Estate Securities

     The fair value of the Company's real estate securities considers the underlying characteristics of each security including coupon, maturity date and collateral. The Company estimates the fair value of its RMBS based upon a combination of observable prices in active markets, multiple indicative quotes from brokers and executable bids. In evaluating broker quotes the Company also considers additional observable market data points including recent observed trading activity for identical and similar securities, back-testing, broker challenges and other interactions with market participants, as well as yield levels generated by model-based valuation techniques. In the absence of observable quotes, the Company utilizes model-based valuation techniques that may contain unobservable valuation inputs.

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

Derivative Instruments

Interest Rate Swap Agreements

     An interest rate swap is an agreement between the Company and a counterparty to exchange periodic interest payments where one party to the contract makes a fixed rate payment in exchange for a floating rate payment from the other party. Interest rate swap agreements are valued using counterparty valuations. The Company utilizes proprietary modeling analysis or industry standard third party analytics to support the counterparty valuations. These counterparty valuations are generally based on models with market observable inputs such as interest rates and contractual cash flows, and, as such, are classified as Level 2 on the fair value hierarchy. The Company's interest rate swap agreements are governed by International Swap and Derivative Association trading agreements, which are separately negotiated agreements with dealer counterparties. As of September 30, 2013 and December 31, 2012, no credit valuation adjustment was made in determining the fair value of derivatives.

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

Interest Income Recognition and Impairment—Mortgage Loans

     Pursuant to the Company’s policy for separately presenting interest income on mortgage loans, the Company follows acceptable methods under U.S. GAAP for allocating a portion of the change in fair value of mortgage loans to interest income on mortgage loans.

     When the Company purchases mortgage loans that have shown evidence of credit deterioration since origination and management determines that it is probable the Company will not collect all contractual cash flows on those assets, the Company will apply the guidance that addresses accounting for differences between contractual cash flows and cash flows expected to be collected if those differences are attributable to, at least in part, credit quality.

     Interest income will be recognized on a level-yield basis over the life of the loan as long as cash flows can be reasonably estimated. The level-yield is determined by the excess of the Company's initial estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the Company's initial investment in the mortgage loan (accretable yield). The amount of interest income to be recognized cannot result in a carrying amount that exceeds the payoff amount of the loan. The excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) will not be recognized as an adjustment of yield.

     On a quarterly basis, the Company updates its estimate of the cash flows expected to be collected. For purposes of interest income recognition, any subsequent increases in cash flows expected to be collected are generally recognized as prospective yield adjustments (which establishes a new level yield) and any subsequent decreases in cash flows expected to be collected are recognized as an impairment to be recorded through change in unrealized gain or loss on mortgage loans on the consolidated statement of operations.

     Income recognition is suspended for a loan when cash flows cannot be reasonably estimated.

Interest Income Recognition and Impairment—Real Estate Securities

     Pursuant to the Company’s policy for separately presenting interest income on real estate securities, the Company follows acceptable methods under U.S. GAAP for allocating a portion of the change in fair value of real estate securities to interest income on real estate securities.

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

     Agency and non-Agency RMBS are periodically evaluated for other-than-temporary impairment ("OTTI"). A security with a fair value that is less than amortized cost is considered impaired. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a security has been deemed to be other-than-temporarily impaired, the amount of OTTI is bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statement of operations as a realized loss on real estate securities. The remaining OTTI related to the valuation adjustment is recognized as a component of change in unrealized gain or loss on real estate securities in the consolidated statement of operations. For the three and nine months ended September 30, 2013, the Company recognized $1.1 million in OTTI. For the nine months ended September 30, 2012, the Company recognized $0.2 million in OTTI. Realized gains and losses on sale of real estate securities are determined using the specific identification method. Real estate securities transactions are recorded on the trade date.

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

Loan Repurchase Facility

     The Company finances a portion of its mortgage loan portfolio through the use of repurchase agreements entered into under a master repurchase agreement with Citibank, N.A. ("Citi"), pursuant to which the Company may sell, and later repurchase trust certificates representing interests in residential mortgage loans (the "Trust Certificates") in an aggregate principal amount of up to $250 million (the "Loan Repurchase Facility"). The borrowings under the Loan Repurchase Facility are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreement. The borrowings under the Loan Repurchase Facility are recorded on the trade date at the contract amount.

     The Company pledges cash and certain of its Trust Certificates as collateral under the Loan Repurchase Facility. The amounts available to be borrowed are dependent upon the fair value of the Trust Certificates pledged as collateral, which fluctuates with changes in interest rates, type of underlying mortgage loans and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in the fair value of pledged Trust Certificates, the lender may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of September 30, 2013 the Company has met all margin call requirements.

Securities Repurchase Agreements—Real Estate Securities

     The Company finances a portion of its RMBS portfolio through the use of securities repurchase agreements entered into under master repurchase agreements with four financial institutions as of September 30, 2013. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Repurchase agreements are recorded on trade date at the contract amount.

     The Company pledges cash and certain of its RMBS as collateral under these securities repurchase agreements. The amounts available to be borrowed are dependent upon the fair value of the RMBS pledged as collateral, which fluctuates with changes in interest rates, type of securities and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in the fair value of pledged RMBS, the lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of September 30, 2013 and December 31, 2012, the Company has met all margin call requirements.

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

Interest Rate Swap Agreements

     The Company's interest rate swap agreements contain legally enforceable provisions that allow for netting or setting off of all individual interest rate swap receivables and payables with each respective counterparty and, therefore, the fair value of those interest rate swap agreements are netted. The credit support annex provisions of the Company's interest rate swap agreements allow the parties to mitigate their credit risk by requiring the party which is out of the money to post collateral. At September 30, 2013 and December 31, 2012, all collateral provided under these agreements consisted of cash collateral.

TBA Securities

     The Company enters into TBA contracts as a means of acquiring exposure to Agency RMBS and may, from time to time, utilize TBA dollar roll transactions to finance Agency RMBS purchases. The Company may also enter into TBA contracts as a means of hedging against short-term changes in interest rates. The Company may choose, prior to settlement, to move the settlement of these securities to a later date by entering into an offsetting position (referred to as a "pair off"), settling the paired off positions against each other for cash, and simultaneously entering into a similar TBA contract for a later settlement date, which is commonly and collectively referred to as a "dollar roll" transaction.

Counterparty Risk and Concentration

     Counterparty risk is the risk that counterparties may fail to fulfill their obligations or that pledged collateral value becomes inadequate. The Company attempts to manage its exposure to counterparty risk through diversification, use of financial instruments and monitoring the creditworthiness of counterparties.

     As explained in the Notes above, while the Company engages in repurchase financing activities with several financial institutions, the Company maintains custody accounts with two custodians at September 30, 2013. There is no guarantee that these custodians will not become insolvent. While there are certain regulations that seek to protect customer property in the event of a failure, insolvency or liquidation of a custodian, there is no certainty that the Company would not incur losses due to its assets being unavailable for a period of time in the event of a failure of a custodian that has custody of the Company's assets. Although management monitors the credit worthiness of its custodians, such losses could be significant and could materially impair the ability of the Company to achieve its investment objective.

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

     The Company evaluates uncertain income tax positions when applicable. Based upon its analysis of income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of either September 30, 2013 or December 31, 2012.

     The Company has elected to treat two of its subsidiaries, ZAIS I TRS Inc., and ZFC Trust TRS I, LLC, as taxable REIT subsidiaries (the "TRS entities"). The Company may perform certain non-customary services, including real estate or non-real estate-related services through these TRS entities. Earnings from services performed through the TRS entities are subject to federal and state income taxes irrespective of the dividends-paid deduction available to REITs for federal income tax purposes. In addition, for the Company to continue to qualify to be taxed as a REIT, the Company's total investment in all TRS entities may not exceed 25% of the value of the total assets of Company determined for federal income tax purposes.

     For the three and nine months ended September 30, 2013 and 2012, the Company did not have any significant activity in the TRS entities. No provision for federal income taxes has been made in the accompanying consolidated financial statements, as the TRS entities did not generate taxable income for the periods presented.

Recent Accounting Pronouncements

     In December 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-11: Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11") which requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendment requires disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. In addition, in January 2013, the FASB issued ASU No. 2013-01: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210), Balance Sheet. The update addresses implementation issues regarding ASU 2011-11 and is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. This guidance is to be applied retrospectively for all comparative periods presented and did not amend the circumstances in which the Company offsets its derivative positions. This guidance did not have a material effect on the Company's financial statements. However, this guidance expands the disclosure requirements to which the Company is subject, which are presented in Note 14.

3. Fair Value

Fair Value Measurement

     Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

     The following table sets forth the Company's financial instruments that were accounted for at fair value on a recurring basis as of September 30, 2013, by level within the fair value hierarchy:

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$—	$—	$334,793,412	$334,793,412
Non-Agency RMBS	—	—	196,552,996	196,552,996
Total	$—	$—	$531,346,408	$531,346,408
Liabilities
Derivative liabilities	$—	$596,988	$—	$596,988
Total	$—	$596,988	$—	$596,988

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

     The following table presents additional information about the Company's financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Nine Months Ended		Twelve Months Ended
	September 30, 2013		December 31, 2012
	Mortgage		Mortgage
	loans	RMBS	loans	RMBS
Beginning balance	$—	$100,911,651	$—	$76,473,092
Total net transfers into/out of Level 3	—	—	—	—
Acquisitions	334,162,044	193,538,950	—	68,617,460
Proceeds from sales	—	(60,334,338)	—	(43,379,205)
Net accretion of discounts	2,918,421	10,481,839	—	1,337,369
Proceeds from principal repayments	(7,911,106)	(39,969,545)	—	(16,938,626)
Total losses (realized/unrealized) included in earnings	(5,208,963)	(10,058,993)	—	(2,579,401)
Total gains (realized/unrealized) included in earnings	10,833,016	1,983,432	—	17,380,962
Ending balance	$334,793,412	$196,552,996	$—	$100,911,651
The amount of total gains or (losses) for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets or
liabilities still held at the reporting date	$5,211,327	$(5,627,013)	$—	$10,764,268

     There were no financial assets or liabilities that were accounted for at fair value on a nonrecurring basis at September 30, 2013 and December 31, 2012. There were no transfers into or out of Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2013.

     The following table presents quantitative information about the Company's mortgage loans which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value as of
	September 30,					Weighted
	2013	Valuation Technique(s)	Unobservable Input	Min/Max		Average
Mortgage Loans	$334,793,412	Model	Constant voluntary prepayment	1.2%	7.5%	3.6%
			Constant default rate	0.2%	4.7%	3.3%
			Loss severity	10.0%	44.8%	28.1%
			Delinquency	2.3%	13.0%	11.2%

     During the three months ended September 30, 2013, the Company purchased mortgage loans having an unpaid principal balance of $260.6 million. The Company determined the accretable yield on these mortgage loans to be $139.5 million at the time of purchase. During the nine months ended September 30, 2013, the Company purchased mortgage loans having an unpaid principal balance of $412.9 million for $334.2 million. The Company determined the accretable yield on these mortgage loans to be a total of $222.9 million at the time of purchase. The total accretable yield on the Company's mortgage loans at September 30, 2013 was $215.5 million.

     The following table presents quantitative information about the Company's real estate securities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value as of
	September 30,					Weighted
	2013	Valuation Technique(s)	Unobservable Input	Min/Max		Average
Non-Agency RMBS(1)
Alternative - A	$73,597,312	Broker quotes/comparable trades	Constant voluntary prepayment	1.8%	40.4%	17.2%
			Constant default rate	0.5%	9.5%	3.1%
			Loss severity	0.0%	75.0%	25.9%
			Delinquency	1.4%	29.4%	9.9%
Pay option adjustable rate	27,557,335	Broker quotes/comparable trades	Constant voluntary prepayment	1.4%	20.4%	9.1%
			Constant default rate	2.6%	8.0%	4.5%
			Loss severity	1.1%	63.5%	40.7%
			Delinquency	8.3%	33.0%	15.5%
Prime	77,775,713	Broker quotes/comparable trades	Constant voluntary prepayment	2.5%	19.3%	10.1%
			Constant default rate	1.5%	9.7%	4.8%
			Loss severity	1.8%	59.0%	34.2%
			Delinquency	5.7%	29.6%	13.7%
Subprime	17,622,636	Broker quotes/comparable trades	Constant voluntary prepayment	1.7%	12.6%	6.0%
			Constant default rate	3.2%	14.4%	4.9%
			Loss severity	6.4%	80.3%	45.7%
			Delinquency	12.5%	29.6%	17.0%
Total Non-Agency RMBS	$196,552,996
____________________

(1)	The Company uses third-party dealer quotes to estimate fair value of some of its financial assets. The Company verifies selected prices by using a variety of methods, including comparing prices to internally estimated prices and corroborating the prices by reference to other independent market data, such as relevant benchmark indices and prices of similar instruments. Where the Company has disclosed unobservable inputs for broker quotes or comparable trades, those inputs are based on the Company's validations performed at the security level.

     The fair value measurements of these assets are sensitive to changes in assumptions regarding prepayment, probability of default, loss severity in the event of default, forecasts of home prices, and significant activity or developments in the non-Agency securities market. Significant changes in any of those inputs in isolation may result in significantly higher or lower fair value measurements. A change in the assumption used for forecasts of home price changes is accompanied by directionally opposite changes in the assumptions used for probability of default and loss severity. Significant increases (decreases) in any of these inputs in isolation would result in significantly lower (higher) fair value measurements.

Fair Value Option

     Changes in fair value for assets and liabilities for which the fair value option was elected are recognized in income as they occur. The fair value option may be elected on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.

     The following table presents the difference between the fair value and the aggregate unpaid principal amount and/or notional balance of assets for which the fair value option was elected:

	September 30, 2013			December 31, 2012
		Unpaid			Unpaid
		Principal			Principal
		and/or Notional			and/or Notional
	Fair Value	Balance(1)	Difference	Fair Value	Balance	Difference
Financial instruments, at fair value
Assets
Mortgage loans	$334,793,412	$406,167,821	$(71,374,409)	$—	$—	$—
Real estate securities
Agency RMBS
30-year adjustable rate mortgage	—	—	—	3,240,330	3,083,892	156,438
30-year fixed rate mortgage	—	—	—	66,519,702	61,034,333	5,485,369
Non-Agency RMBS	196,552,996	297,368,554	(100,815,558)	100,911,651	109,197,632	(8,285,981)
Total RMBS	196,552,996	297,368,554	(100,815,558)	170,671,683	173,315,857	(2,644,174)
Total financial instruments, at fair value	$531,346,408	$703,536,375	$(172,189,967)	$170,671,683	$173,315,857	$(2,644,174)
____________________

(1)	Non-Agency RMBS includes an IO with a notional balance of $69.6 million.

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

     The following table summarizes the estimated fair value for all other financial instruments:

	September 30, 2013	December 31, 2012
Other financial instruments
Assets
Cash	$21,467,891	$19,061,110
Restricted cash	3,031,804	3,768,151
Liabilities
Loan repurchase facility	$240,866,906	$—
Securities repurchase agreements	134,246,526	109,270,298
Common stock repurchase liability	—	11,190,687

     Cash includes cash on hand for which fair value equals carrying value (a Level 1 measurement). Restricted cash represents the Company's cash held by counterparties as collateral against the Company's derivatives, Loan Repurchase Facility and securities repurchase agreements. Due to the short-term nature of the restrictions, fair value approximates carrying value (a Level 1 measurement). The fair value of securities repurchase agreements and of the Loan Repurchase Facility is based on an expected present value technique using observable market interest rates. As such, the Company considers the estimated fair value to be a Level 2 measurement. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. The fair value of the common stock repurchase liability is equal to the agreed upon purchase price. The Company considers the estimated fair value to be a Level 3 measurement.

4. Mortgage Loans

     On March 22, 2013, the Company purchased a residential mortgage loan portfolio with an aggregate unpaid principal balance of approximately $17.7 million.

     On May 30, 2013, the Company entered into the Loan Repurchase Facility and utilized approximately $10.6 million of the Loan Repurchase Facility to finance its then existing residential mortgage loan portfolio.

     On May 31, 2013, the Company utilized approximately $78.5 million of the Loan Repurchase Facility to fund a portion of the purchase price of its acquisition of a residential mortgage loan portfolio with an unpaid principal balance of approximately $134.5 million.

     On July 25, 2013, the Company utilized approximately $98.7 million of its Loan Repurchase Facility to fund a portion of the purchase price of its acquisition of a residential mortgage loan portfolio with an unpaid principal balance of approximately $162.4 million.

     On August 28, 2013, the Company utilized approximately $54.8 million of its Loan Repurchase Facility to fund a portion of the purchase price of its acquisition of a residential mortgage loan portfolio with an unpaid principal balance of approximately $98.2 million.

     The following table sets forth certain information regarding the Company's mortgage loan portfolio at September 30, 2013:

				Gross Unrealized (1)			Weighted Average

	Unpaid
	Principal	Premium	Amortized
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Mortgage Loans
Performing
Fixed	$219,759,258	$(45,799,160)	$173,960,098	$6,468,904	$(2,775,149)	$177,653,853	4.55%	6.63%
ARM	173,301,235	(26,834,656)	146,466,579	3,161,622	(1,411,114)	148,217,087	3.83	6.34
Total performing	393,060,493	(72,633,816)	320,426,677	9,630,526	(4,186,263)	325,870,940	4.23	6.50
Non-performing(3)	13,107,328	(3,951,920)	9,155,408	278,257	(511,193)	8,922,472	4.89	7.29
Total Mortgage Loans	$406,167,821	$(76,585,736)	$329,582,085	$9,908,783	$(4,697,456)	$334,793,412	4.25%	6.52%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its mortgage loans. The Company recorded a gain of $3.6 million for the three months ended September 30, 2013 and a gain of $5.2 million for the nine months ended September 30, 2013, as change in unrealized gain or loss on mortgage loans in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Loans that are delinquent for 60 days or more are considered non-performing.

     The following table presents the difference between the fair value and the aggregate unpaid principal balance of the Company's mortgage loan portfolio:

	September 30, 2013			December 31, 2012
		Unpaid			Unpaid
		Principal			Principal
	Fair Value	Balance	Difference	Fair Value	Balance	Difference
Loan Type
Performing loans:
Fixed	$177,653,853	$219,759,258	$(42,105,405)	$—	$—	$—
ARM	148,217,087	173,301,235	(25,084,148)	—	—	—
Total performing loans	325,870,940	393,060,493	(67,189,553)	—	—	—
Nonperforming loans	8,922,472	13,107,328	(4,184,856)	—	—	—
Total	$334,793,412	$406,167,821	$(71,374,409)	$—	$—	$—

     As of September 30, 2013, the mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the U.S. The following is a summary of certain concentrations of credit risk in the mortgage loan portfolio:

	September 30, 2013	December 31, 2012
Concentration
Percentage of fair value of mortgage loans with unpaid-principal-balance-to current -
property-value in excess of 100%	74.1%	—
Percentage of fair value of mortgage loans secured by properties in the following states:
Each representing 10% or more of fair value:
California	25.6%	—
Florida	18.0%	—
Additional state representing more than 5% of fair value:		—
Georgia	6.8%

5. Real Estate Securities

     The following table sets forth certain information regarding the Company's RMBS at September 30, 2013. The Company's non-Agency RMBS portfolio is not issued or guaranteed by Fannie Mae, Freddie Mac or any other U.S. Government agency or a federally chartered corporation and is therefore subject to additional credit risks.

	Principal or			Gross Unrealized(1)			Weighted Average
	Notional	Premium	Amortized
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield (2)
Real estate securities
Non-Agency RMBS
Alternative - A(3)	$156,032,245	$(82,841,762)	$73,190,483	$1,969,402	$(1,562,573)	$73,597,312	4.67%	6.71%
Pay option adjustable rate	35,284,102	(7,390,488)	27,893,614	146,164	(482,443)	27,557,335	0.83	6.71
Prime	85,732,026	(10,040,163)	75,691,863	3,038,135	(954,285)	77,775,713	5.40	6.83
Subprime	20,320,181	(2,422,356)	17,897,825	458,387	(733,576)	17,622,636	0.83	6.24
Total RMBS	$297,368,554	$(102,694,769)	$194,673,785	$5,612,088	$(3,732,877)	$196,552,996	4.08%	6.71%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its real estate securities. The Company recorded a gain of $4.8 million and $6.3 million for the three months ended September 30, 2013 and 2012, respectively, and a loss of $10.0 million and a gain of $15.7 million for the nine months ended September 30, 2013 and 2012, respectively, as change in unrealized gain or loss on real estate securities in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Alternative-A RMBS includes an IO with a notional balance of $69.6 million.

     The following table sets forth certain information regarding the Company's RMBS at December 31, 2012:

	Principal or			Gross Unrealized(1)			Weighted Average
	Notional	Premium	Amortized
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Real estate securities
Agency RMBS
30-year adjustable rate
mortgage	$3,083,892	$351,047	$3,434,939	$—	$(194,609)	$3,240,330	2.84%	2.28%
30-year fixed rate mortgage	61,034,333	3,056,889	64,091,222	2,442,401	(13,921)	66,519,702	3.82	3.44
Non-Agency RMBS
Alternative - A	38,549,827	(8,606,689)	29,943,138	3,436,729	—	33,379,867	5.69	7.95
Pay option adjustable rate	1,249,426	(378,803)	870,623	95,221	—	965,844	1.19	8.67
Prime	64,978,647	(8,074,525)	56,904,122	5,668,301	(2,298)	62,570,125	5.79	7.34
Subprime	4,419,732	(825,131)	3,594,601	401,214	—	3,995,815	0.98	9.10
Total RMBS	$173,315,857	$(14,477,212)	$158,838,645	$12,043,866	$(210,828)	$170,671,683	4.81%	5.89%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its real estate securities.
(2)	Unleveraged yield.

     The following table presents certain information regarding the Company's non-Agency RMBS securities as of September 30, 2013 by weighted average life:

	Non-Agency RMBS
			Weighted Average
	Fair Value	Amortized Cost	Yield
Weighted average life(1)
Greater than 5 years	$196,552,996	$194,673,785	6.71%
	$196,552,996	$194,673,785	6.71%
____________________

(1)	Actual maturities of real estate securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and credit losses.

     At September 30, 2013, the contractual maturities of the real estate securities ranged from 7.9 to 33.3 years, with a weighted average maturity of 24.7 years. All real estate securities held by the Company at September 30, 2013 were issued by issuers based in the U.S.

     The following table presents proceeds from the sale of real estate securities, realized losses on the sale of real estate securities and realized losses on other-than-temporary impairments:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Proceeds from the sale of real estate securities	$228,924,943	$36,000,527	$282,838,041	$64,759,903
Realized (loss)/gain on the sale of real estate securities	(8,044,415)	849,794	(8,251,291)	(886,723)
Realized (loss) on other-than-temporary impairments	(1,068,845)	—	(1,108,024)	(215,345)

     The following table presents certain information regarding the Company's Agency and non-Agency RMBS securities as of December 31, 2012 by weighted average life:

	Agency RMBS			Non-Agency RMBS
			Weighted			Weighted
		Amortized	Average		Amortized	Average
	Fair Value	Cost	Yield	Fair Value	Cost	Yield
Weighted average life(1)
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

     At December 31, 2012, the contractual maturities of the real estate securities ranged from 8.6 to 33.7 years, with a weighted average maturity of 26.1 years. All real estate securities held by the Company at December 31, 2012 were issued by issuers based in the United States of America.

6. Loan Repurchase Facility

Mortgage Loans

     The Loan Repurchase Facility is used to fund purchases of the Company's mortgage loans and, during the nine months ended September 30, 2013, the Company utilized the Loan Repurchase Facility to fund purchases of a portion of its residential mortgage loan portfolio with an unpaid principal balance of approximately $412.9 million at the time of acquisition. The Loan Repurchase Facility closed on May 30, 2013, and is committed for a period of 364 days from inception. The obligations are fully guaranteed by the Company.

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

     The following table presents certain information regarding the Company's Loan Repurchase Facility as of September 30, 2013 by remaining maturity:

	Mortgage loans
		Weighted
	Balance	Average Rate
Loan Repo Facility borrowings maturing within
30 days or less	$—	—%
31-90 days	—	—
91-180 days	—	—
Greater than 180 days to 1 year	240,477,801	2.93
Total/weighted average	$240,477,801	2.93%

     The following table presents information with respect to the Company's posting of mortgage loan collateral at September 30, 2013:

Repurchase agreements secured by mortgage loans	$240,477,801
Fair value of Trust Certificates pledged as collateral under repurchase agreements	334,539,232
Fair value of mortgage loans not pledged as collateral under repurchase agreements	254,180
Cash pledged under repurchase agreements secured by mortgage loans	—

     The following is a summary of financial information relating to Trust Certificates at fair value sold under agreements to repurchase:

	Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012
Period end:
Balance	$240,477,801	$—	$240,477,801	$—
Unused amount(1)	n/a	—	n/a	—
Weighted-average interest rate at end of period	2.93%	—	2.93%	—
Fair value of Trust Certificates securing agreements to repurchase	334,539,232	—	334,539,232	—
During the period:
Weighted-average interest rate	3.03%	—	3.05%	—
Average balance of loans sold under agreements to repurchase	277,878	—	273,686	—
Maximum daily amount outstanding	240,477,801	—	240,477,801	—
Total interest expense	1,455,617	—	1,744,913	—
____________________

(1)	The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered Trust Certificates eligible to secure those agreements and the Company's ability to fund the agreements' margin requirements relating to the collateral sold.

7. Securities Repurchase Agreements

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

     The following table presents certain information regarding the Company's real estate securities repurchase agreements as of September 30, 2013 by remaining maturity and collateral type:

	Agency RMBS		Non-Agency RMBS
		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate
Repurchase agreements maturing within
30 days or less	$—	—%	$134,062,326	1.98%
31-60 days	—	—	—	—
61-90 days	—	—	—	—
Greater than 90 days	—	—	—	—
Total/weighted average	$—	—%	$134,062,326	1.98%

     The following table presents certain information regarding the Company's real estate securities repurchase agreements as of December 31, 2012 by remaining maturity and collateral type:

	Agency RMBS		Non-Agency RMBS
		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate
Repurchase agreements maturing within
30 days or less	$44,174,600	0.49%	$49,441,377	2.15%
31-60 days	10,866,170	0.49	—	—
61-90 days	11,598,320	0.47	—	—
Greater than 90 days	—	—	—	—
Total/weighted average	$66,639,090	0.49%	$49,441,377	2.15%

     Although real estate securities repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or cash to fund margin calls.

     The following table presents information with respect to the Company's posting of RMBS collateral at September 30, 2013:

Securities repurchase agreements secured by non-Agency RMBS	$134,062,326
Fair value of non-Agency RMBS pledged as collateral under securities repurchase agreements	180,081,818
Fair value of non-Agency RMBS not pledged as collateral under securities repurchase agreements	16,471,178
Cash pledged under securities repurchase agreements secured by RMBS	1,801,323

     The following table presents information with respect to the Company's posting of RMBS collateral at December 31, 2012:

Securities repurchase agreements secured by Agency RMBS	$66,639,090
Fair value of Agency RMBS pledged as collateral under securities repurchase agreements	63,535,780
Fair value of Agency RMBS not pledged as collateral under securities repurchase agreements	6,224,252
Securities repurchase agreements secured by non-Agency RMBS	49,441,377
Fair value of non-Agency RMBS pledged as collateral under securities repurchase agreements	70,003,218
Fair value of non-Agency RMBS not pledged as collateral under securities repurchase agreements	30,908,433
Cash pledged under securities repurchase agreements secured by RMBS	1,335,305

8. Derivative Instruments

Interest Rate Swap Agreements

     To help mitigate exposure to higher short-term interest rates, the Company uses currently-paying and forward-starting, three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements. These agreements establish an economic fixed rate on related borrowings because the variable-rate payments received on the interest rate swap agreements largely offset interest accruing on the related borrowings, leaving the fixed-rate payments to be paid on the interest rate swap agreements as the Company's effective borrowing rate, subject to certain adjustments including changes in spreads between variable rates on the interest rate swap agreements and actual borrowing rates.

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

     The following table summarizes information related to derivative instruments:

	September 30,	December 31,
Non-hedge derivatives	2013	2012
Notional amount of interest rate swaps	$17,200,000	$32,600,000
Notional amount of TBAs	—	—
Total notional amount	$17,200,000	$32,600,000

     During the three months ended September 30, 2013, the Company paired off purchases of TBA securities with a combined notional amount of $170.0 million by entering into simultaneous sales of TBA securities and recognized realized losses of $3.0 million and a change in unrealized gains or losses of $2.5 million as a result. During the nine months ended September 30, 2013, the Company paired off purchases of TBA securities with a combined notional amount of $643.0 million by entering into simultaneous sales of TBA securities and realized losses of $4.2 million and recognized a change in unrealized gains or losses of $0.5 million as a result.

     The following table presents the fair value of the Company's derivative instruments and their balance sheet location:

			September 30,	December 31,
Derivative instruments	Designation	Balance Sheet Location	2013	2012
Interest rate swaps	Non-hedge	Derivative liabilities, at fair value	$(52,457)	$(1,144,744)
TBAs(1)	Non-hedge	Derivative liabilities, at fair value	$(544,531)	$—
____________________

(1)	At September 30, 2013 the Company has no remaining exposure to TBA contracts as all open contracts had been paired off. The related derivative liability at September 30, 2013 represents settlement amounts to be paid subsequent to September 30, 2013.

     The following table summarizes gains and losses related to derivatives:

		Three Months Ended		Nine Months Ended
Non-hedge		September 30,	September 30,	September 30,	September 30,
derivatives	Income Statement Location	2013	2012	2013	2012
Interest rate swaps	Gain/(loss) on derivative instruments	$2,058,737	$(362,681)	$10,275,664	$(1,118,633)
TBAs(1)	Gain/(loss) on derivative instruments	(548,594)	—	(4,785,996)	—
____________________

(1)	For the three and nine month periods ended September 30, 2013, gains and losses from purchases and sales of TBAs consist of $0.2 million and $1.3 million, respectively, of net TBA dollar roll net interest income and net losses of $0.8 million and $6.0 million, respectively, due to price declines.

     The following table presents information about the Company's interest rate swap agreements as of September 30, 2013:

		Weighted	Weighted	Weighted
		Average Pay	Average Receive	Average Years to
Maturity	Notional Amount	Rate	Rate	Maturity
2023	$17,200,000	2.72%	0.26%	9.8
Total/Weighted average	$17,200,000	2.72%	0.26%	9.8

     The following table presents information about the Company's interest rate swap agreements as of December 31, 2012:

		Weighted Average	Weighted Average	Weighted Average
Maturity	Notional Amount	Pay Rate	Receive Rate	Years to Maturity
2016	$12,102,000	1.21%	0.31%	3.7
2017	11,050,000	1.28	0.31	4.3
2021	9,448,000	2.16	0.31	8.7
Total/Weighted average	$32,600,000	1.51%	0.31%	5.3

     Restricted cash at September 30, 2013 included $0.3 million of cash pledged as collateral against TBA contracts and $0.9 million of cash pledged as collateral against interest rate swap agreements. Restricted cash at December 31, 2012 included $2.4 million of cash pledged as collateral against interest rate swaps.

9. Earnings Per Share

     The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Numerator:
Net income/(loss) attributable to ZAIS Financial Corp. common
stockholders	$3,716,061	$8,054,362	$(1,405,119)	$17,607,955
Effect of dilutive securities:
Net income/(loss) allocated to non-controlling interests	432,132	—	(57,250)	—
Dilutive net income/(loss) available to stockholders	$4,148,193	$8,054,362	$(1,462,369)	$17,607,955
Denominator:
Weighted average number of shares of common stock	7,970,886	2,843,203	7,038,304	2,962,376
Effect of dilutive securities:
Weighted average number of OP units	926,914	—	926,914	—
Weighted average dilutive shares	8,897,800	2,843,203	7,965,218	2,962,376
Net income/(loss) per share applicable to ZAIS Financial
Corp. common stockholders - Basic/Diluted	$.47	$2.83	$(.20)	$5.94

10. Related Party Transactions

ZAIS REIT Management, LLC

     The Company is externally managed and advised by the Advisor, a subsidiary of ZAIS. Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company's affairs on a day-to-day basis including, among other responsibilities, (i) the selection, purchase and sale of the Company's portfolio of assets, (ii) the Company's financing activities and (iii) providing the Company with advisory services.

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

       For the three and nine months ended September 30, 2013, the Company incurred $0.7 million and $1.9 million in advisory fee expense, respectively. For the three and nine months ended September 30, 2012, the Company incurred $0.3 million and $0.7 million in advisory fee expense, respectively. At September 30, 2013, $0.7 million in advisory fee expense was included in accounts payable and other liabilities in the consolidated balance sheet. The advisory fee was calculated and payable as set forth above.

       For the nine months ended September 30, 2013, the Company acquired RMBS with a principal balance of $17.4 million for $15.7 million from a fund managed by ZAIS. The Company had no such acquisitions from funds managed by ZAIS for the three months ended September 30, 2013.

11. Stockholders' Equity

Common Stock

       The holders of shares of the Company's common stock are entitled to one vote per share on all matters voted on by common stockholders, including election of the Company's directors. The Company's charter does not provide for cumulative voting in the election of directors. Therefore, the holders of a majority of the outstanding shares of the Company's common stock can elect its entire board of directors. Subject to any preferential rights of any outstanding series of preferred stock, the holders of shares of the Company's common stock are entitled to such distributions as may be authorized from time to time by the Company's board of directors out of legally available funds and declared by the Company and, upon liquidation, are entitled to receive all assets available for distribution to stockholders. Holders of shares of the Company's common stock do not have preemptive rights. This means that stockholders do not have an automatic option to purchase any new shares of common stock that the Company issues. In addition, stockholders only have appraisal rights under circumstances specified by the Company's board of directors or where mandated by law.

Initial Public Offering

       On February 13, 2013, the Company completed its IPO, pursuant to which the Company sold 5,650,000 shares of its common stock to the public at a price of $21.25 per share for gross proceeds of $120.1 million. Net proceeds after the payment of offering costs of approximately $1.2 million were $118.9 million. In connection with the IPO, the Advisor paid $6.3 million in underwriting fees. The Company did not pay any underwriting fees, discounts or commissions in connection with the IPO above those paid by our Advisor.

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

       The Company had 7,970,886 and 2,071,096 shares of common stock outstanding as of September 30, 2013 and December 31, 2012, respectively.

Private Placements

       In October 2012, the Company completed a private placement in which it sold 195,458 shares of common stock and the Operating Partnership sold 22,492 OP units. In December 2012, the Company completed a private placement in which it sold 36,581 shares of common stock and the Operating Partnership sold 904,422 OP units. Net proceeds from the two private placements were $25,151,174, net of approximately $763,000 in offering costs.

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

       On June 25, 2013, the Company declared a cash dividend of $0.45 per share of common stock and OP unit. The dividend was paid on July 23, 2013 to stockholders and OP unit holders of record as of the close of business on July 9, 2013.

       On September 18, 2013, the Company declared a cash dividend of $0.50 per share of common stock and OP unit. The dividend was payable on October 11, 2013 to stockholders and OP unit holders of record as of the close of business on September 30, 2013.

       As of September 30, 2013, the Company had undistributed taxable income of approximately $1.07 per share primarily attributable to the termination of interest rate swap contracts during the quarter ended September 30, 2013. While the Company intends to distribute all or substantially all of its taxable income through dividends declared on or prior to December 31, 2013, no assurances can be given as to the amount of such distribution as certain events and expenses will impact the amount of such distributions.

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

       Certain individuals and entities own OP units in the Operating Partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interest in the Operating Partnership is reduced and the Company's equity is increased. As of September 30, 2013, the non-controlling interest OP unit holders owned 926,914 OP units, or 10.4% of the OP Units issued by the Operating Partnership. As of December 31, 2012, the non-controlling interest OP unit holders owned 926,914 OP units, or 30.9% of the OP Units issued by the Operating Partnership.

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

Litigation

       From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any contingencies that would require accrual or disclosure in the financial statements at September 30, 2013 or December 31, 2012.

14. Offsetting Assets and Liabilities

     The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on the Company's consolidated balance sheet at September 30, 2013 and December 31, 2012:

Offsetting of Liabilities

			Net Amounts	Gross Amounts Not Offset in the
		Gross	of Liabilities	Consolidated Balance Sheet
	Gross	Amounts	Presented in
	Amounts of	Offset in the	the
	Recognized	Consolidated	Consolidated	Financial	Cash Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2013
Loan repurchase facility	$240,477,801	$—	$240,477,801	$(240,477,801)	$—	$—
Securities repurchase agreements	134,062,326	—	134,062,326	(132,261,003)	(1,801,323)	—
TBAs	920,000	(375,469)	544,531	—	(355,769)	188,762
Interest rate swap agreements	270,438	(217,981)	52,457	—	(52,457)
Total	$375,730,565	$(593,450)	$375,137,115	$(372,738,804)	$(2,209,549)	$188,762
December 31, 2012
Securities repurchase agreements	$116,080,467	$—	$116,080,467	$(114,745,162)	$(1,335,305)	$—
Interest rate swap agreements	1,144,744	—	1,144,744	—	(1,144,744)	—
	$117,225,211	$—	$117,225,211	$(114,745,162)	$(2,480,049)	$—

Offsetting of Assets

       There were no assets that were offset on the Company's consolidated balance sheet at September 30, 2013 and December 31, 2012.

15. Subsequent Events

       None

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

       The Company's beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company or are within its control, including:

  the factors referenced in the Company's annual report on Form 10-K, including those set forth under Item 1, "Business" and Item 1A, "Risk Factors" therein and the factors described herein under this heading, "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the heading "Quantitative and Qualitative Disclosures about Market Risk";

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

       Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements apply only as of the date of this quarterly report on Form 10-Q. The Company is not obligated, and does not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A, "Risk Factors" of the Company's annual report on Form 10-K and Item 1A, "Risk Factors" in this quarterly report on Form 10-Q.

Overview

       The Company primarily invests in, finances and manages performing and re-performing residential mortgage loans. The Company also invests in, finances and manages non-Agency RMBS and Agency RMBS. The Company’s RMBS strategy focuses on non-Agency RMBS with an emphasis on securities that, when originally issued, were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations. The Company also has the discretion to invest in Agency RMBS through TBA contracts and in other real estate-related and financial assets, such as MSRs, IOs, CMBS and ABS. The Company refers collectively to the assets it targets for acquisition as its target assets.

       During the third quarter, the Company achieved its targeted equity allocation to residential whole loans, with 53% of equity allocated to whole loan investments as of September 30, 2013. The Company also sold its remaining agency RMBS positions during the quarter and as a result, its portfolio is focused on residential mortgage credit strategies, consistent with its long term business plan.

       The Company plans over time to evolve its whole loan strategy to include newly originated residential mortgage loans which, depending on market conditions and other factors, may become a core component of the Company's strategy. While the Company has not yet begun purchasing newly originated loans, it has taken steps to build out its capabilities, including upgrading its loan management system and laying the groundwork for the establishment of a loan seller network. The Company believes that this business will benefit from the Advisor's existing expertise in mortgage product development, loan pricing, hedging and analytics, due diligence, risk management and servicing oversight.

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

       As of September 30, 2013, the Company held a diversified portfolio of fixed rate mortgage loans and adjustable rate mortgage loans ("ARMs") with an estimated fair value of $334.8 million and RMBS assets with an estimated fair value of $196.6 million, consisting primarily of senior tranches of non-Agency RMBS that were originally highly rated but subsequently downgraded. The borrowings the Company used to fund the purchase of its portfolio totaled approximately $374.5 million as of September 30, 2013 under the Loan Repurchase Facility, as well as under master repurchase agreements with four counterparties.

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

Results of Operations

       The Company's results of operations for the quarter ended September 30, 2013, were impacted by a number of factors. Interest rates moved higher through much of the quarter with 10-year treasury yields briefly touching 3% in early September. However, the highly anticipated Federal Reserve tapering of bond purchases did not materialize at the September Federal Open Market Committee ("FOMC") meeting, and rates subsequently rallied into quarter end. Despite the general trend of higher rates for much of the third quarter, the environment for fixed income spread sectors was generally more supportive than that of the second quarter. However, as we neared the end of the quarter, the potential government shutdown and debt ceiling debate added uncertainty to a market that was just rebounding from the Federal Reserve's tapering decision. Housing market fundamentals continued to exhibit strength, with home prices nationwide increasing 12.0% in September 2013 compared to September 2012, according to CoreLogic®'s September 2013 Home Price Index report. This trend in home price appreciation remained strong, despite concerns over higher mortgage rates. Economic fundamentals remained positive yet subdued, which was the key driver of the Federal Reserve's decision to delay its tapering of bond purchases. The generally anticipated increase in economic growth in late 2013 has failed to materialize as government policy uncertainty weighs on both business and consumer confidence.

       The following discussion of the Company's results of operations highlights the Company's performance for the three and nine months ended September 30, 2013.

Investments

       The following table sets forth certain information regarding the Company's mortgage loan portfolio at September 30, 2013:

				Gross Unrealized (1)			Weighted Average
	Unpaid
	Principal	Premium	Amortized
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Mortgage Loans
Performing
Fixed	$219,759,258	$(45,799,160)	$173,960,098	$6,468,904	$(2,775,149)	$177,653,853	4.55%	6.63%
ARM	173,301,235	(26,834,656)	146,466,579	3,161,622	(1,411,114)	148,217,087	3.83	6.34
Total performing	393,060,493	(72,633,816)	320,426,677	9,630,526	(4,186,263)	325,870,940	4.23	6.50
Non-performing(3)	13,107,328	(3,951,920)	9,155,408	278,257	(511,193)	8,922,472	4.89	7.29
Total Mortgage Loans	$406,167,821	$(76,585,736)	$329,582,085	$9,908,783	$(4,697,456)	$334,793,412	4.25%	6.52%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its mortgage loans. The Company recorded a gain of $3.6 million for the three months ended September 30, 2013 and a gain of $5.2 million for the nine months ended September 30, 2013, as change in unrealized gain or loss on mortgage loans in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Loans that are delinquent for 60 days or more are considered non-performing.

       The following table sets forth certain information regarding the Company's RMBS at September 30, 2013:

	Principal or			Gross Unrealized(1)			Weighted Average
	Notional	Premium	Amortized
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield (2)
Real estate securities
Non-Agency RMBS
Alternative - A(3)	$156,032,245	$(82,841,762)	$73,190,483	$1,969,402	$(1,562,573)	$73,597,312	4.67%	6.71%
Pay option adjustable rate	35,284,102	(7,390,488)	27,893,614	146,164	(482,443)	27,557,335	0.83	6.71
Prime	85,732,026	(10,040,163)	75,691,863	3,038,135	(954,285)	77,775,713	5.40	6.83
Subprime	20,320,181	(2,422,356)	17,897,825	458,387	(733,576)	17,622,636	0.83	6.24
Total RMBS	$297,368,554	$(102,694,769)	$194,673,785	$5,612,088	$(3,732,877)	$196,552,996	4.08%	6.71%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its real estate securities. The Company recorded a gain of $4.8 million and $6.3 million for the three months ended September 30, 2013 and 2012, respectively, and a loss of $10.0 million and a gain of $15.7 million for the nine months ended September 30, 2013 and 2012, respectively, as change in unrealized gain or loss on real estate securities in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Alternative-A RMBS includes an IO with a notional balance of $69.6 million.

Investment Activity

       Mortgage Loans. During the three months ended September 30, 2013, the Company acquired fixed rate mortgage loans and ARMs with a principal balance of $260.6 million. During the nine months ended September 30, 2013, the Company acquired fixed rate mortgage loans and ARMs with a principal balance of $412.9 million for $334.2 million. During the three and nine months ended September 30, 2013, the Company did not sell any mortgage loans.

       The fair value of the Company's mortgage loans at September 30, 2013 was approximately $334.8 million.

       RMBS. During the three months ended September 30, 2013, the Company did not acquire Agency RMBS or non-Agency RMBS. During the same period, the Company sold Agency RMBS with a principal balance of $170.3 million for $168.8 million and non-Agency RMBS with a principal balance of $80.2 million for $60.8 million. During the nine months ended September 30, 2013, the Company acquired Agency RMBS with a principal balance of $159.2 million for $165.8 million and non-Agency RMBS with a principal balance of $325.4 million for $193.2 million. During the same period, the Company sold Agency RMBS with a principal balance of $215.5 million for $215.9 million and non-Agency RMBS with a principal balance of $80.2 million for $60.8 million. During the nine months ended September 30, 2013, the Company acquired RMBS with a principal balance of $17.4 million for $15.7 million from a fund managed by ZAIS. The Company had no such acquisitions from funds managed by ZAIS during the three months ended September 30, 2013.

       The fair value of the Company's non-Agency RMBS at September 30, 2013 was $196.6 million.

       TBA Securities. As of September 30, 2013, the Company paired off all outstanding TBA contracts and as a result did not have remaining exposure to TBA contracts to purchase or sell Agency RMBS. During the three and nine months ended September 30, 2013, the Company paired off purchases of TBA securities with a combined notional amount of $170.0 million and $643.0 million, respectively, by entering into simultaneous sales of TBA securities.

       Financing and Other Liabilities. As of September 30, 2013, the Company had the Loan Repurchase Facility outstanding totaling $240.5 million which was used to finance mortgage loans. The Loan Repurchase Facility is secured by a portion of the Company's mortgage loan portfolio and bears interest at rates that have historically moved in close relationship to LIBOR. As of September 30, 2013, the Company also had 43 securities repurchase agreements outstanding with four real estate securities repurchase agreement counterparties totaling $134.1 million, which was used to finance investments in non-Agency RMBS. These agreements are secured by cash collateral and a portion of the Company's non-Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR.

       As of September 30, 2013, the Company was fully invested in its target assets contemplated by its long term business plan. However, for a portion of the quarter ended September 30, 2013, the Company was not fully invested in its long-term target assets.

       The following table presents certain information regarding the Company's Loan Repurchase Facility as of September 30, 2013 by remaining maturity:

	Mortgage Loans
		Weighted
	Balance	Average Rate
Loan repurchase facility borrowings maturing within
30 days or less	$—	—%
31-90 days	—	—
91-180 days	—	—
Greater than 180 days to 1 year	240,477,801	2.93
Total/weighted average	$240,477,801	2.93%

       The following table presents certain information regarding the Company's securities repurchase agreements as of September 30, 2013 by remaining maturity and collateral type:

	Non-Agency RMBS
		Weighted Average
	Balance	Rate
Securities repurchase agreements maturing within
30 days or less	$134,062,326	1.98%
31-60 days	—	—
61-90 days	—	—
Greater than 90 days	—	—
Total/weighted average	$134,062,326	1.98%

       Derivative Instruments. As of September 30, 2013, the Company had outstanding interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of its repurchase agreements. These interest rate swap agreements provide for the Company to pay fixed interest rates and receive floating interest rates indexed to LIBOR, effectively fixing the floating interest rates on $17.2 million of borrowings under its repurchase agreements as of September 30, 2013.

       The following table presents certain information about the Company's interest rate swap agreements as of September 30, 2013:

		Weighted Average	Weighted Average	Weighted Average
Maturity	Notional Amount	Pay Rate	Receive Rate	Years to Maturity
2023	$17,200,000	2.72%	0.26%	9.8
Total/Weighted average	$17,200,000	2.72%	0.26%	9.8

The following analysis focuses on the results generated during the three and nine months ended September 30, 2013 and 2012.

Net Interest Income

       For the three months ended September 30, 2013, the Company's interest income was $8.3 million, as compared to $2.2 million of interest income for the three months ended September 30, 2012. The increase in interest income was primarily due to the acquisition of whole loans, which increased interest income by $4.1 million, an increase in the Company's average RMBS portfolio, which increased interest income by $1.8 million, and an increase in the average RMBS portfolio yield, which increased interest income by $0.2 million. For the three months ended September 30, 2013, the Company's interest expense was $2.3 million, as compared to $0.4 million of interest expense for the three months ended September 30, 2012. The increase in interest expense was primarily due to an increase in borrowings from the Loan Repurchase Facility and securities repurchase agreements. For the nine months ended September 30, 2013, the Company's interest income was $17.6 million, as compared to $7.2 million of interest income for the nine months ended September 30, 2012. The increase in interest income was primarily due to the acquisition of whole loans, which increased interest income by $5.0 million, an increase in the Company's average RMBS portfolio, which increased interest income by $5.2 million, and an increase in the average RMBS portfolio yield, which increased interest income by $0.2 million. For the nine months ended September 30, 2013, the Company's interest expense was $4.0 million, as compared to $1.0 million of interest expense for the nine months ended September 30, 2012. The increase in interest expense was due to an increase in borrowings from securities repurchase agreements and the Loan Repurchase Facility.

     As of September 30, 2013, the weighted average net interest spread between the yield on the Company's assets and the cost of funds, including the impact of interest rate hedging, was 3.50% for the Company's mortgage loans and 4.66% for the Company's non-Agency RMBS. As of September 30, 2012, the weighted average net interest spread between the yield on the Company's assets and the cost of funds, including the impact of interest rate hedging, was 2.41% for the Company's Agency RMBS and 4.80% for the Company's non-Agency RMBS.

     The Company's net interest income is also impacted by prepayment speeds, as measured by the weighted average Constant Prepayment Rate ("CPR") on its assets. The three-month average and the six-month average CPR for the period ended September 30, 2013 were 23.89% and 12.78%, respectively, for the Company's non-Agency RMBS. The Company held no Agency RMBS at September 30, 2013. The three-month average and the six-month average CPR for the period ended September 30, 2012 of the Company's Agency RMBS were 6.36% and 5.72%, respectively, and were 18.08% and 17.39%, respectively, for the Company's non-Agency RMBS. The non-Agency RMBS CPR includes both voluntary and involuntary amounts.

Expenses

     Professional Fees. For the three months ended September 30, 2013, the Company incurred professional fees of $1.1 million, as compared to $0.2 million in professional fees for the three months ended September 30, 2012. The increase in professional fees was primarily due to an increase in accounting fees of $0.6 million due to the work performed by the independent auditors for quarterly reviews and procedures performed for the 2013 annual audit. For the nine months ended September 30, 2013, the Company incurred professional fees of $2.6 million, as compared to $1.1 million in professional fees for the nine months ended September 30, 2012. The increase in professional fees was primarily due to an increase in audit fees of $1.0 million and increased legal fees of $0.4 million, which reflects the increased reporting requirements of being a public company. The increase in professional fees was partially offset by a decrease of $0.1 million in consulting fees related to general corporate matters.

     Advisory Fee Expense (Related Party). Pursuant to the terms of the Investment Advisory Agreement, during the three months ended September 30, 2013, the Company incurred advisory fee expense of $0.7 million, as compared to $0.3 million for the three months ended September 30, 2012. The Company incurred advisory fee expense of $1.9 million for the nine months ended September 30, 2013, as compared to $0.7 million for the nine months ended September 30, 2012. The increases in advisory fee expense over these periods were due to the Company's increased capitalization as a result of its IPO.

     General and Administrative Expenses. For the three months ended September 30, 2013, general and administrative expenses were $0.8 million, as compared to $0.05 million of general and administrative expenses for the three months ended September 30, 2012. The increase in general and administrative expenses was primarily due to mortgage loan transaction costs of $0.3 million, increased insurance expense of $0.2 million, research fees of $0.1 million and directors' fees of $0.1 million related to the independent directors who joined the Company in connection with the Company's IPO in February 2013. For the nine months ended September 30, 2013, general and administrative expenses were $2.0 million, as compared to $0.1 million of general and administrative expenses for the nine months ended September 30, 2012. The increase in general and administrative expenses was primarily due to mortgage loan transaction costs of $0.5 million, increased insurance expense of $0.5 million, additional public company expenses of $0.2 million, research fees of $0.2 million and directors' fees of $0.2 million related to the independent directors who joined the Company in connection with the Company's IPO in February 2013.

Realized and Unrealized Gain (Loss)

     For the three months ended September 30, 2013, the Company sold certain of its RMBS and recognized a net loss of $8.0 million. During this period, the Company recognized $1.1 million in OTTI as realized losses and its change in unrealized gain or loss on its RMBS was a gain of $4.8 million due to changes in the fair value of the Company's RMBS. The Company also recognized a gain of $3.6 million on its change in unrealized gain or loss on its mortgage loans and realized a gain of $0.3 million on its mortgage loans for pay-offs in excess of cost. For the nine months ended September 30, 2013, the Company sold certain of its RMBS and recognized a net loss of $8.3 million. During this period, the Company recognized $1.1 million in OTTI as realized losses and its change in unrealized gain or loss on its RMBS was a loss of $10.0 million due to changes in the fair value of the Company's RMBS. The Company also recognized a gain of $5.2 million on its change in unrealized gain or loss on its mortgage loans and realized a gain of $0.4 million on its mortgage loans for pay-offs in excess of cost.

     For the three months ended September 30, 2012, the Company sold certain of its RMBS and recognized a net gain of $0.8 million. During this period, the Company's change in unrealized gain or loss on its RMBS was a gain of $6.3 million due to changes in the fair value of the Company's RMBS. For the nine months ended September 30, 2012, the Company sold certain of its RMBS and recognized a net loss of $0.9 million. During this period, the Company recognized $0.2 million in OTTI as realized losses and its change in unrealized gain or loss on its RMBS was a gain of $15.7 million due to changes in the fair value of the Company's RMBS.

     The Company has not designated its interest rate swaps as hedging instruments.

     The Company recorded the change in estimated fair value related to interest rate swaps held during the three and nine months ended September 30, 2013 and 2012, and TBAs held during the three and nine months ended September 30, 2013 in earnings as gain/(loss) on derivative instruments. Included in gain/(loss) on derivative instruments are the net swap payments and net TBA payments for the derivative instruments.

     The Company has elected to record the change in estimated fair value related to its RMBS and mortgage loans in earnings by electing the fair value option.

     The following amounts related to realized gains and losses, as well as changes in estimated fair value of the Company's RMBS portfolio, mortgage loans and derivative instruments are included in the Company's consolidated statement of operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Other gain/(loss)
Change in unrealized gain or loss on mortgage loans	$3,644,036	$—	$5,211,327	$—
Change in unrealized gain or loss on real estate securities	4,785,568	6,269,964	(9,953,797)	15,662,891
Realized gain on mortgage loans	346,482	—	412,726	—
Realized (loss)/gain on real estate securities	(9,113,260)	849,794	(9,359,315)	(1,102,068)
Gain/(loss) on derivative instruments	1,510,143	(362,681)	5,489,668	(1,118,633)
Total other gains/(losses)	$1,172,969	$6,757,077	$(8,199,391)	$13,442,190

Factors Impacting Operating Results

     The Company held a diversified portfolio of mortgage loans with a fair value of $334.8 million and RMBS assets with a fair value of $196.6 million as of September 30, 2013, and RMBS assets with a fair value of $170.7 million as of December 31, 2012. In addition, the Company anticipates having available borrowing capacity from which it expects to be able to acquire additional assets. The Company's operating results will be impacted by the Company's actual available borrowing capacity.

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

Changes in Market Interest Rates

     With respect to the Company's business operations, increases in interest rates, in general, may, over time, cause: (i) the interest expense associated with the Company's borrowings to increase; (ii) the value of its fixed-rate portfolio to decline; (iii) coupons on its ARMs and hybrid ARMs (including RMBS secured by such collateral) and on its other floating rate securities and residential mortgage loans to reset, although on a delayed basis, to higher interest rates; (iv) prepayments on its RMBS and residential mortgage loans to slow, thereby slowing the amortization of the Company's purchase premiums and the accretion of its purchase discounts; and (v) the value of its interest rate swap agreements to increase. Conversely, decreases in interest rates, in general, may, over time, cause: (i) prepayments on the Company's RMBS and residential mortgage loans to increase, thereby accelerating the amortization of its purchase premiums and the accretion of its purchase discounts; (ii) the interest expense associated with its borrowings to decrease; (iii) the value of its fixed-rate portfolio to increase; (iv) the value of its interest rate swap agreements to decrease; and (v) coupons on its ARMs and hybrid ARMs (including RMBS secured by such collateral) and on its other floating rate securities and residential mortgage loans to reset, although on a delayed basis, to lower interest rates. As of September 30, 2013 and December 31, 2012, 23.0% and 19.1% of the Company's RMBS assets, respectively, as measured by fair value, consisted of RMBS assets with a variable interest rate component, including ARMs and hybrid ARMs. Additionally, as of September 30, 2013, 45.5% of the Company's performing mortgage loan portfolio as measured by fair value consisted of mortgage loans with a variable interest rate component, including ARMs and hybrid ARMs.

Prepayment Speeds

     Prepayment speeds on residential mortgage loans, and therefore, RMBS vary according to interest rates, the type of investment, conditions in the financial markets, competition, defaults, foreclosures and other factors that cannot be predicted with any certainty. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans and, as a result, prepayment speeds tend to decrease. This can extend the period over which the Company earns interest income. When interest rates fall, prepayment speeds on residential mortgage loans, and therefore, RMBS tend to increase, thereby decreasing the period over which the Company earns interest income. Additionally, other factors such as the credit rating of the borrower, the rate of home price appreciation or depreciation, financial market conditions, foreclosures and lender competition, none of which can be predicted with any certainty, may affect prepayment speeds on RMBS. In particular, despite the historically low interest rates, recent severe dislocations in the housing market, including home price depreciation resulting in many borrowers owing more on their mortgage loans than the values of their homes, have prevented many such borrowers from refinancing their mortgage loans, which has impacted prepayment rates and the value of RMBS assets. However, mortgage loan modification and refinance programs or future legislative action may make refinancing mortgage loans more accessible or attractive to such borrowers, which could cause the rate of prepayments on RMBS assets to accelerate. For RMBS assets, higher prepayment rates would adversely affect the value of such assets or cause the holder to incur losses with respect to such assets.

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

Critical Accounting Policies and Use of Estimates

Mortgage Loans—Fair Value Election

     U.S. GAAP permits entities to choose to measure certain eligible financial instruments at fair value. The Company has elected the fair value option for each of its mortgage loans at the date of purchase. The fair value option election is irrevocable and requires the Company to measure these mortgage loans at estimated fair value with the change in estimated fair value recognized in earnings. The Company has established a policy for these assets to separate interest income from the full change in fair value in the consolidated statement of operations. The interest income component is presented as interest income on mortgage loans and the remainder of the change in fair value is presented separately as changes in unrealized gain or loss on mortgage loans in the Company's consolidated statements of operations.

Determination of Fair Value Measurement—Mortgage Loans

     The fair value of the Company's mortgage loans considers data such as loan origination and additional updated borrower and loan servicing data as available, forward interest rates, general economic conditions, home price index forecasts and valuations of the underlying properties. The variables considered most significant to the determination of the fair value of the Company's mortgage loans include market-implied discount rates, projections of default rates, delinquency rates, loss severity and prepayment rates. The Company uses loan level data, macroeconomic inputs and forward interest rates to generate loss adjusted cash flows and other information in determining the fair value. Because of the inherent uncertainty of such valuation, the fair values established for these holdings may differ from the values that would have been established if a ready market for these holdings existed.

Interest Income Recognition and Impairment—Mortgage Loans

     Pursuant to the Company’s policy for separately presenting interest income on mortgage loans, the Company follows acceptable methods under U.S. GAAP for allocating a portion of the change in fair value of mortgage loans to interest income on mortgage loans.

     When the Company purchases mortgage loans that have shown evidence of credit deterioration since origination and management determines that it is probable the Company will not collect all contractual cash flows on those assets, the Company will apply the guidance that addresses accounting for differences between contractual cash flows and cash flows expected to be collected if those differences are attributable to, at least in part, credit quality.

     Interest income will be recognized on a level-yield basis over the life of the loan as long as cash flows can be reasonably estimated. The level-yield is determined by the excess of the Company's initial estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the Company's initial investment in the mortgage loan (accretable yield). The amount of interest income to be recognized cannot result in a carrying amount that exceeds the payoff amount of the loan. The excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) will not be recognized as an adjustment of yield.

     On a quarterly basis, the Company updates its estimate of the cash flows expected to be collected. For purposes of interest income recognition, any subsequent increases in cash flows expected to be collected are generally recognized as prospective yield adjustments (which establishes a new level yield) and any subsequent decreases in cash flows expected to be collected are recognized as an impairment to be recorded through change in unrealized gain or loss on mortgage loans on the consolidated statement of operations.

     Income recognition is suspended for a loan when cash flows cannot be reasonably estimated.

Recent Accounting Pronouncements

     In December 2011, the FASB issued ASU No. 2011-11: Disclosures about Offsetting Assets and Liabilities, which requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendment requires disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. In addition, in January 2013, the FASB issued ASU 2013-01: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210), Balance Sheet. The update addresses implementation issues under ASU 2011-11 and is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. This guidance is to be applied retrospectively for all comparative periods presented and does not amend the circumstances in which the Company offsets its derivative positions. This guidance is not expected to have a material effect on the Company's financial statements. However, this guidance expands the disclosure requirements to which the Company is subject, which are presented in Note 14 of the consolidated financial statements.

Liquidity and Capital Resources

     Liquidity is a measure of the Company's ability to turn non-cash assets into cash and to meet potential cash requirements. The Company uses significant cash to purchase securities, pay dividends, repay principal and interest on its borrowings, fund its operations and meet other general business needs. The Company's primary sources of liquidity are its existing cash balances, borrowings under the Loan Repurchase Facility and under its securities repurchase agreements, the net proceeds of offerings of equity and debt securities and net cash provided by operating activities, private funding sources, including other borrowings structured as repurchase agreements, securitizations, term financings and derivative agreements, and future issuances of common equity, preferred equity, convertible securities, trust preferred and/or debt securities. The Company does not currently have any committed borrowing capacity, other than pursuant to the Loan Repurchase Facility and securities repurchase agreements discussed below.

     The borrowings the Company used to fund the purchase of its mortgage loan portfolio and its RMBS portfolio totaled approximately $240.5 million and $134.1 million, respectively, as of September 30, 2013 under the Loan Repurchase Facility and under master repurchase agreements with four real estate securities repurchase agreement counterparties.

     As of September 30, 2013, the Company had a total of $334.5 million in fair value of Trust Certificates pledged against its borrowings under the Loan Repurchase Facility and $180.1 million in fair value of RMBS pledged against its securities repurchase agreement borrowings.

     Under the Loan Repurchase Facility and securities repurchase agreements, the Company may be required to pledge additional assets to its counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. Generally, the Company's Loan Repurchase Facility and securities repurchase agreements contain a LIBOR-based financing rate, term and haircuts depending on the types of collateral and the counterparties involved. Further, as of September 30, 2013, the range of haircut provisions associated with the Company's repurchase agreements was between 27% and 29% for fully pledged Trust Certificates and was between 15% and 40% for fully pledged non-Agency RMBS. For additional information about the Loan Repurchase Facility, see Note 6 of the consolidated financial statements.

     If the estimated fair value of the assets increases due to changes in market interest rates or market factors, lenders may release collateral back to the Company. Specifically, margin calls may result from a decline in the value of the investments securing the Company's Loan Repurchase Facility and securities repurchase agreements, prepayments on the mortgages securing such investments and from changes in the estimated fair value of such investments generally due to principal reduction of such investments from scheduled amortization and resulting from changes in market interest rates and other market factors. Counterparties also may choose to increase haircuts based on credit evaluations of the Company and/or the performance of the assets in question. The recent disruptions in the financial and credit markets have resulted in increased volatility in these levels, and this volatility could persist as market conditions continue to change rapidly. Should prepayment speeds on the mortgages underlying the Company's investments or market interest rates suddenly increase, margin calls on the Company's Loan Repurchase Facility and securities repurchase agreements could result, causing an adverse change in its liquidity position. To date, the Company has satisfied all of its margin calls and has never sold assets in response to any margin call under these borrowings.

     The Loan Repurchase Facility is committed for a period of 364 days from its May 30, 2013 inception. The obligations under this facility are fully guaranteed by the Company.

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

     As of September 30, 2013, the Company had a leverage ratio of 2.11x.

     The Company maintains cash, unpledged mortgage loans and non-Agency RMBS (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by the Company's counterparties (collectively, the "Cushion") to meet routine margin calls and protect against unforeseen reductions in the Company's borrowing capabilities. The Company's ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of its securities, its cash position and margin requirements. The Company's cash position fluctuates based on the timing of its operating, investing and financing activities and is managed based on the Company's anticipated cash needs. As of September 30, 2013, the Company had a Cushion of $32.6 million in addition to certain reserves held with respect to the Loan Repurchase Facility.

     As of September 30, 2013, the Company had a total of $3.0 million of restricted cash pledged against its swaps, TBAs and repurchase agreements.

     The Company believes these identified sources of liquidity will be adequate for purposes of meeting its short-term (within one year) liquidity and long-term liquidity needs. However, the Company's ability to meet its long-term liquidity and capital resource requirements may require additional financing. The Company's short-term and long-term liquidity needs include funding future investments and operating costs. In addition, to qualify as a REIT, the Company must distribute annually at least 90% of its net taxable income, excluding net capital gains. These distribution requirements limit the Company's ability to retain earnings and thereby replenish or increase capital for operations.

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

Cash Generated from Operating Activities

     The Company's operating activities provided net cash of $5.2 million for the nine months ended September 30, 2013. The cash provided by operating activities is primarily a result of income earned on the Company's assets, partially offset by interest expense on repurchase agreements and operating expenses.

     The Company's operating activities provided net cash of $3.1 million for the nine months ended September 30, 2012. The cash provided by operating activities was primarily a result of income earned on the Company's assets partially offset by interest expense on repurchase agreements and operating expenses.

Cash Used in Investing Activities

     The Company's investing activities used net cash of $368.1 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, the Company utilized cash to purchase $365.2 million in RMBS (net of changes in amounts payable for real estate securities purchased) and $334.2 million in mortgage loans, which was offset by principal repayments on real estate securities of $39.9 million, principal repayments on mortgage loans of $7.9 million, proceeds from the sale of real estate securities of $282.8 million (net of changes in amounts receivable for real estate securities sold and a decrease in restricted cash of $0.7 million in connection with swap, TBAs and repurchase agreements.

     The Company's investing activities used net cash of $3.5 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, the Company utilized cash to purchase $83.1 million in RMBS and increased restricted cash by $1.4 million. The decrease in cash was offset by proceeds from the sale of RMBS of $64.8 million and principal repayments on real estate securities of $16.2 million.

Cash Generated from Financing Activities

     The Company's financing activities provided cash of $365.2 million for the nine months ended September 30, 2013, which was a result of borrowings from the Loan Repurchase Facility of $331.2 million, net proceeds from the issuance of common stock of $118.9 million and borrowings from real estate securities repurchase agreements of $334.8 million, offset by repayments of real estate securities repurchase agreements of $316.8 million, repayments of the Loan Repurchase Facility of $90.7 million, repurchases of common stock of $5.8 million, the payment of dividends and distributions on common stock and OP units of $6.0 million, and other items.

     The Company's financing activities provided cash of $9.4 million for the nine months ended September 30, 2012, which was the result of borrowings from real estate securities repurchase agreements of $61.9 million and proceeds from the issuance of preferred stock of $0.1 million, offset by repayments of repurchase agreements of $49.4 million and the payment of dividends and distributions on common stock and OP units of $3.3 million.

Contractual Obligations

     The Company has entered into an Investment Advisory Agreement with the Advisor. The Advisor is entitled to receive a quarterly advisory fee and the reimbursement of certain expenses; however, those obligations do not have fixed and determinable payments. Additionally, as discussed above under "Liquidity and Capital Resources," the borrowings the Company used to fund the purchase of its portfolio totaled approximately $374.5 million as of September 30, 2013 under master repurchase agreements with four real estate securities repurchase agreement counterparties and under the Loan Repurchase Facility with another counterparty. These borrowings were all due within one year.

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

     The following table reconciles net income computed in accordance with GAAP with Core Earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income/(loss) – GAAP	$4,148,193	$8,058,518	$(1,446,990)	$17,619,685
Recurring adjustments for non-core earnings:
Change in unrealized gain or loss on mortgage loans	(3,644,036)	—	(5,211,327)	—
Change in unrealized gain or loss on real estate
securities	(4,785,568)	(6,269,964)	9,953,797	(15,662,891)
Realized (gain) on mortgage loans	(346,482)	—	(412,726)	—
Realized loss/(gain) on real estate securities	9,113,260	(849,794)	9,359,315	1,102,068
(Gain)/loss on derivative instruments	(1,510,143)	362,681	(5,489,668)	1,118,633
Core Earnings - non-GAAP	$2,975,224	$1,301,441	$6,752,401	$4,177,495
Core Earnings - per weighted average share
outstanding - non-GAAP	$0.33	$0.46	$0.85	$1.41

Subsequent Events

     None.

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

     The borrowings the Company used to fund the purchase of its portfolio totaled approximately $374.5 million as of September 30, 2013 under RMBS master repurchase agreements with four counterparties and under the Loan Repurchase Facility. At September 30, 2013, the Company also had interest rate swaps with an outstanding notional amount of $17.2 million, resulting in variable rate debt of $357.3 million. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $357.3 million in variable rate debt by $0.4 million. Such hypothetical impact of interest rates on the Company's variable rate debt does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, the Company may take actions to further mitigate its exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company's financial structure.

Net Interest Income

     The Company's operating results will depend in large part on differences between the income from its investments and its borrowing costs. Most of the Company's securities repurchase agreements and its Loan Repurchase Facility provide financing based on a floating rate of interest calculated on a fixed spread over LIBOR. During periods of rising interest rates, the borrowing costs associated with the Company's investments tend to increase while the income earned on the Company's fixed interest rate investments may remain substantially unchanged. This will result in a narrowing of the net interest spread between the related assets and borrowings and may result in losses.

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

Credit Risk

     The Company is subject to credit risk in connection with its investments. Although the Company does expect to encounter credit risk related to its non-Agency RMBS, mortgage loans and other target assets, including assets it may acquire in the future. A portion of the Company's assets are comprised of residential mortgage loans that are unrated. The credit risk related to these investments pertains to the ability and willingness of borrowers to pay the mortgage loan payments, the ability of which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. The Company believes that residual loan credit quality is primarily determined by the borrowers' credit profiles and loan characteristics.

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

     The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2013. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

     There have been no changes in the Company's "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three month period ended September 30, 2013 that have materially affected, or was reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2013, the Company was not involved in any legal proceedings.

Item 1A. Risk Factors

     There have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Company's combined Annual Report on Form 10-K for the year ended December 31, 2012 except for the item described below.

Our ability to invest in TBA contracts could be limited by our REIT qualification.

We may acquire exposure to Agency RMBS through TBAs. Pursuant to these TBAs, we agree to purchase, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. As with any forward purchase contract, the value of the underlying Agency RMBS may decrease between the contract date and the settlement date, which may result in the recognition of income, gain or loss. The law is unclear regarding whether TBAs are qualifying assets for the REIT 75% asset test and whether income or gains from the dispositions of TBAs, through "dollar roll" transactions or otherwise, constitute qualifying income for purposes of the REIT 75% gross income test. Accordingly, our ability to purchase Agency RMBS through TBAs or to dispose of TBAs through these transactions or otherwise, could be limited. We do not expect TBAs to adversely affect our ability to meet the REIT gross income and assets tests. No assurance can be given that the Internal Revenue Service, or the IRS, would treat TBAs as qualifying assets or treat income and gains from the disposition of TBAs as qualifying income for these purposes, and therefore, our ability to invest in such assets could be limited.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

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

	10.3	Trade Confirmation, dated July 29, 2013, pursuant to a Master Mortgage Loan Sale Agreement (the "MMLSA"), dated as of May 31, 2013, between Citigroup Global Markets Realty Corp. and ZFC Trust.

	10.4	Trade Confirmation, dated August 29, 2013, pursuant to the MMLSA, dated as of May 31, 2013, between Citigroup Global Markets Realty Corp. and ZFC Trust.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS**	XBRL Instance Document

	101.SCH**	XBRL Taxonomy Extension Scheme Document

	101.CAL**	XBRL Taxonomy Calculation Linkbase Document

	101.DEF**	XBRL Extension Definition Linkbase Document

	101.LAB**	XBRL Taxonomy Extension Linkbase Document

	101.PRE**	XBRL Taxonomy Presentation Linkbase Document
____________________

*	Previously filed
**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAIS FINANCIAL CORP.

Date: November 12, 2013

	By:	/s/ Michael Szymanski
Michael Szymanski
Chief Executive Officer and President

	By:	/s/ Paul McDade
Paul McDade
Chief Financial Officer and Treasurer