Form 10-K
period 2013-12-31
ZAIS Financial Corp.
filed 2014-03-13
CIK 1527590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-35808
______________________________

ZAIS FINANCIAL CORP.
(Exact name of registrant as specified in its charter)
______________________________

Maryland	90-0729143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Bridge Avenue, Suite 322
Red Bank, New Jersey	07701-1106
(Address of principal executive offices)	(Zip Code)

(732) 978-7518
(Registrant's telephone number, including area code)
______________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
______________________________

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

     As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $142,450,202 based on the closing sales price of the registrant’s common stock on Friday, June 28, 2013 as reported on the New York Stock Exchange.

     On March 10, 2014, the registrant had a total of 7,970,886 shares of common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s proxy statement for the 2014 annual meeting of stockholders scheduled to be held on or about May 9, 2014 are incorporated by reference into Part III of this annual report on Form 10-K.

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

  the Company's ability to originate or acquire the assets it targets and achieve risk-adjusted returns;

  the Company's ability to borrow funds at favorable rates;

  market, industry and economic trends;

  recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System, the Federal Depositary Insurance Corporation, the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Government National Mortgage Association ("Ginnie Mae") and the U.S. Securities and Exchange Commission ("SEC");

  mortgage loan modification programs and future legislative actions;

  the Company's ability to maintain its qualification as a real estate investment trust ("REIT");

  the Company's ability to maintain its exemption from qualification under the Investment Company Act of 1940, as amended (the "1940 Act");

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

  the Company's dependence on its external advisor, ZAIS REIT Management, LLC (the "Advisor"), and the Company's ability to find a suitable replacement if the Company or the Advisor were to terminate the investment advisory agreement the Company has entered into with the Advisor;

  changes in the Company's assets, interest rates or the general economy;

  increased rates of default and/or decreased recovery rates on the Company's investments;

  changes in interest rates, interest rate spreads, the yield curve or prepayment rates; changes in prepayments of the Company's assets;

  limitations on the Company's business as a result of its qualification as a REIT; and

  the degree and nature of the Company's competition, including competition for residential mortgage-backed securities ("RMBS"), loans or its other target assets.

     Upon the occurrence of these or other factors, the Company's business, financial condition, liquidity and consolidated results of operations may vary materially from those expressed in, or implied by, any such forward-looking statements.

     Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements apply only as of the date of this annual report on Form 10-K. The Company is not obligated, and does not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A, "Risk Factors" of this annual report on Form 10-K.

PART I

In this annual report on Form 10-K, references to the "Company" refer to ZAIS Financial Corp., a Maryland corporation, together with its consolidated subsidiaries; references to the Advisor refer to ZAIS REIT Management, LLC, a Delaware limited liability company; references to the "Operating Partnership" refer to ZAIS Financial Partners, L.P., a Delaware limited partnership; in each case unless specifically stated otherwise or the context otherwise indicates, and references to "risk-adjusted returns" refer to the profile of expected asset returns across a range of potential macroeconomic scenarios.

Item 1. Business.

GENERAL

     The Company is a Maryland corporation that was organized and commenced operations on July 29, 2011 and completed its initial public offering (the "IPO") on February 13, 2013. The Company's shares of common stock are traded on the New York Stock Exchange ("NYSE") under the Symbol "ZFC."

     The Company primarily invests in, finances and manages performing and re-performing residential mortgage loans, which may be seasoned or recently originated. The Company also invests in, finances and manages RMBS that are not issued or guaranteed by a federally chartered corporation, such as Fannie Mae, or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae ("non-Agency RMBS") with an emphasis on securities that, when originally issued, were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations. The Company also has the discretion to invest in mortgage servicing rights ("MSRs"), RMBS that are issued or guaranteed by a federally chartered corporation or a U.S. Government agency ("Agency RMBS"), including through To-Be-Announced ("TBA") contracts, and in other real estate-related and financial assets, such as interest only strips created from RMBS ("IOs"), commercial mortgage-backed securities ("CMBS") and asset-backed securities ("ABS"). The Company refers collectively to the assets it targets for acquisition as its target assets.

     The Company plans over time to evolve its whole loan strategy to include newly originated residential mortgage loans, which the Company expects to become a core component of its strategy. While the Company has not yet begun originating or purchasing newly originated loans, it has taken steps to build out its capabilities. The Company believes that this business will benefit from the existing expertise of the Advisor, a subsidiary of ZAIS Group, LLC ("ZAIS"), in mortgage product development, loan pricing, hedging and analytics, due diligence, risk management and servicing oversight. The Company may pursue opportunities for the origination and purchase of newly originated mortgage loans through a loan seller network or through the acquisition or establishment of a mortgage origination platform.

     The Company's income is generated primarily by the net spread between the income it earns on its assets and the cost of its financing and hedging activities. The Company's objective is to provide attractive risk-adjusted returns to its stockholders, primarily through quarterly distributions and secondarily through capital appreciation.

     The Company is externally managed and advised by the Advisor. Pursuant to the terms of the investment advisory agreement between the Company and the Advisor, the Advisor is responsible for the Company's investment strategies and decisions and its day-to-day operations.

     The Company completed its formation transaction and commenced operations on July 29, 2011. The formation transaction involved the exchange by investors in two funds from the Matrix VI series of funds, managed by ZAIS, of cash and RMBS assets for an aggregate of 3,022,617 shares of the Company's common stock. The Company received approximately $60.5 million in this transaction, including $8.65 million from certain current and former employees of ZAIS and relatives of such persons as well as current and former members and owners of ZAIS (the "ZAIS Parties"), and deployed the cash together with additional borrowings to build a diversified portfolio of RMBS assets.

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

     The Operating Partnership issued and sold $57,500,000 aggregate principal amount of its 8.0% Exchangeable Senior Notes due 2016 (the "Exchangeable Senior Notes") in a private transaction on November 25, 2013. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" of this annual report on Form 10-K, for a discussion of the terms of the Exchangeable Senior Notes.

     As of December 31, 2013, the Company held a diversified portfolio of fixed rate mortgage loans and adjustable rate mortgage loans ("ARMs") with an estimated fair value of $331.8 million and RMBS assets with an estimated fair value of $226.2 million, consisting primarily of senior tranches of non-Agency RMBS that were originally highly rated but subsequently downgraded. The borrowings the Company used to fund the purchase of its portfolio totaled approximately $374.7 million as of December 31, 2013 under a master loan repurchase agreement (the "Loan Repurchase Facility") with Citibank, N.A., as well as under master securities repurchase agreements with four counterparties. The Company is also in discussions with other financial institutions to provide it with additional borrowing capacity under various agreements, including repurchase agreements and other types of financing arrangements.

     The Company is a Maryland corporation and is organized in a traditional umbrella partnership real estate investment trust ("UpREIT") format pursuant to which the Company serves as the general partner of, and conducts substantially all of its business through, its Operating Partnership subsidiary, ZAIS Financial Partners, L.P., a Delaware limited partnership (the "Operating Partnership"). As of December 31, 2013, the Company owned an approximate 89.6% partnership interest in the Operating Partnership (comprised of a general and limited partnership interest). The Company has elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2011.

     The Company's principal place of business is Two Bridge Avenue, Suite 322, Red Bank, New Jersey 07701-1106. The Company's telephone number is (732) 978-7518. The Company's website address is www.zaisfinancial.com. The information found on, or otherwise accessible through, the Company's website is not incorporated into, and does not form a part of, this report.

INVESTMENT STRATEGY

     The Company's objective is to provide attractive risk-adjusted returns to its stockholders, primarily through quarterly distributions and secondarily through capital appreciation. The Company intends to achieve this objective by selectively constructing a portfolio of its target assets. The Company utilizes ZAIS' experience and relationships developed in managing its existing whole loan investment platform to purchase loans originated prior to the financial crisis that began in 2007 at prices below the par amount of such loan. The Company plans over time to evolve its whole loan strategy to include newly originated residential mortgage loans, which the Company expects to become a core component of its strategy.

     The Company believes that its target assets currently present attractive risk-adjusted return profiles and that current market conditions present opportunities for it to selectively acquire its target assets at attractive trading prices. As market conditions change over time, the Company intends to adjust its strategy by shifting its asset allocations across its target asset classes to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions. The Company believes that the diversification of its portfolio of assets, its expertise among mortgage loans and securities and the flexibility of its strategy will position it to generate attractive risk-adjusted returns for its stockholders over the long term.

     The Company relies on the Advisor's investment expertise in identifying and efficiently financing its assets. The Advisor makes investment decisions based on a variety of factors, including expected risk-adjusted returns, credit fundamentals, liquidity, availability of adequate financing, borrowing costs and macroeconomic conditions, as well as maintaining the Company's REIT qualification and its exemption from registration as an investment company under the 1940 Act. The Company follows a predominantly long-term buy and hold strategy with respect to many of the assets that it acquires. The Company's target assets are as follows:

     Residential Mortgage Loans. Prime, subprime and alternative-A and alternative-B mortgage loans, which may be adjustable-rate, hybrid and/or fixed-rate residential mortgage loans, and pay option ARMs. The Company expects to acquire seasoned residential mortgage loans that are primarily, but not exclusively, performing and re-performing at the time of acquisition. Over time, the Company also expects to originate or acquire newly originated mortgage loans that are originated outside of the Fannie Mae, Freddie Mac and Federal Housing Administration ("FHA") underwriting guidelines.

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

     MSRs. MSRs provide a mortgage servicer with the right to service a pool of mortgages in exchange for a portion of the interest payments made on the underlying mortgages.

     Agency RMBS. RMBS that are issued or guaranteed by a federally chartered corporation or a U.S. Government agency. The Agency RMBS the Company targets can be collateralized by either fixed rate loans or ARMs. The Company has the discretion to invest in Agency RMBS through TBA contracts, which are forward contracts for the purchase of Agency RMBS at a predetermined price with a stated face amount, coupon and stated maturity at an agreed upon future date.

     Other Real Estate-Related and Financial Assets. IOs created from RMBS are mortgage-backed securities structured with two or more classes that receive different distributions of interest on a pool of Agency RMBS or non-Agency RMBS or whole loans. CMBS are securities backed by obligations (including certificates of participation in obligations) that are principally secured by commercial mortgages on real property or interests therein having a multifamily or commercial use, such as regional malls, other retail space, office buildings, industrial or warehouse properties, hotels, apartments, nursing homes and senior living facilities. Subject to maintaining its qualification as a REIT, the Company may acquire debt and equity tranches of securitizations backed by various asset classes, including small balance commercial mortgages, manufactured housing, aircraft, automobiles, credit cards, equipment, franchises, recreational vehicles and student loans.

     Asset Allocations. During the second half of 2013, the Company achieved its targeted equity allocation to residential whole loans and sold its remaining Agency RMBS, and, as a result, its portfolio is focused on residential mortgage credit strategies, consistent with its long term business plan. As of December 31, 2013, 54% of its equity was allocated to whole loan investments. As market conditions change, the Company intends to adjust its strategy by shifting its asset allocations across its target asset classes. The Company believes that the diversification of its portfolio of assets, its expertise among its target assets and the flexibility of its strategy will position it to generate attractive risk-adjusted returns for its stockholders in a variety of assets and market conditions. The Company will rely on the Advisor's expertise in identifying assets within the target assets described above and, to the extent that leverage is employed, efficiently financing those assets. The Company expects allocation decisions will be based on a variety of factors, including expected risk-adjusted returns, credit fundamentals liquidity and the availability of certain assets.

FINANCING STRATEGY

     The Company uses leverage primarily for the purposes of financing its portfolio and increasing potential returns to stockholders rather than for the purpose of speculating on changes in interest rates. The Company funds the acquisition of its target assets through the use of prudent amounts of leverage. The borrowings the Company used to fund the purchase of its portfolio totaled approximately $374.7 million as of December 31, 2013 under the Loan Repurchase Facility with one counterparty and master securities repurchase agreements with four counterparties. Additionally, $57,500,000 aggregate principal amount of the Exchangeable Senior Notes were outstanding as of December 31, 2013. The Company is also in discussions with other financial institutions to provide it with additional borrowing capacity under various agreements, including repurchase agreements and other types of financing arrangements.

     The Company's income is generated primarily by the net spread between the income it earns on its assets and the cost of its financing and hedging activities. Although the Company is not required to maintain any particular leverage ratio, the amount of leverage it deploys for particular investments in its target assets depends upon the Advisor's assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in its investment portfolio, the gap between the duration of its assets and liabilities, including hedges, the availability and cost of financing assets, its opinion of the creditworthiness of its financing counterparties, the health of the U.S. economy and residential and commercial mortgage-related markets, its outlook for the level, slope, and volatility of interest rates, the credit quality of collateral underlying the Company's residential mortgage loans, non-Agency RMBS and other target assets, its outlook for asset spreads relative to the LIBOR curve and regulatory requirements limiting the permissible amount of leverage to be utilized. Based on current market conditions, the Company expects that it may deploy, on a debt-to-equity basis, up to four to one leverage on its seasoned residential whole loans and up to three to one leverage on its non-Agency RMBS assets. While the Company has not yet begun originating or purchasing newly originated loans, the Company expects that any leverage on these loans may be significantly greater than the leverage used on its seasoned loan portfolio depending on the characteristics of the newly originated loans. Additionally, to the extent the Company securitizes any residential mortgage loans in the future, it expects that the leverage obtained through such structures will vary considerably depending on the characteristics of the underlying loans.

     The Company is restricted in the amount of leverage it may employ by the terms and provisions of its existing repurchase agreement borrowings as well as other financing agreements that it may enter into in the future. The Company may also be subject to margin calls as a result of its financing activities. In addition, the Company intends to rely on short-term financing such as repurchase transactions under master repurchase agreements, the duration of which is may be 30 to 90 days but in some cases may be longer.

     See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this annual report on Form 10-K, for a discussion of the Company's borrowings under the Loan Repurchase Facility and securities repurchase agreements as of December 31, 2013 and the terms of the Exchangeable Senior Notes.

     The Company utilizes derivative financial instruments to hedge the interest rate risk associated with its borrowings. Subject to maintaining its qualification as a REIT and exemption from registration as an investment company under the 1940 Act, the Company may also engage in a variety of interest rate management techniques that seek on one hand to mitigate the influence of interest rate changes on the values of some of its assets and on the other hand help the Company achieve its risk management objectives. The Company's interest rate management techniques may include: interest rate swap agreements, interest rate cap agreements, exchange-traded derivatives and swaptions; puts and calls on securities or indices of securities; U.S. Department of the Treasury securities and options on U.S. Department of the Treasury securities; IOs and MSRs; and other similar transactions and financial instruments.

CORPORATE GOVERNANCE

     The Company strives to maintain an ethical workplace in which the highest standards of professional conduct are practiced.

  The Company's board of directors is composed of a majority of independent directors. The Audit, Nominating and Corporate Governance and Compensation Committees are composed exclusively of independent directors.

  In order to foster the highest standards of ethics and conduct in all business relationships, the Company has adopted a Code of Conduct and Ethics policy, which covers a wide range of business practices and procedures, that applies to its officers, directors, employees, if any, and independent contractors, to its Advisor and its Advisor's officers and employees, to ZAIS and ZAIS' officers and employees, and to any other affiliates of ZAIS or the Advisor, and such affiliates' officers and employees, who provide services to the Company or the Advisor in respect of the Company. In addition, the Company has implemented Whistleblowing Procedures for Accounting and Auditing Matters and Code of Conduct and Ethics Violations (the "Whistleblower Policy") that set forth procedures by which any Covered Persons (as defined in the Whistleblower Policy) may raise, on a confidential basis, concerns regarding, among other things, any questionable or unethical accounting, internal accounting controls or auditing matters and any potential violations of the Code of Conduct and Ethics with the Audit Committee or the Chief Compliance Officer of ZAIS.

  The Company has adopted an Insider Trading Policy for Trading in the Securities of the Company (the "Insider Trading Policy"), that governs the purchase or sale of the Company's securities by any of directors, officers, and associates (as defined in the Insider Trading Policy) of the Company, if any, and independent contractors, as well as officers and employees of the Advisor and officers, employees and affiliates of ZAIS, and that prohibits any such persons from buying or selling the Company's securities on the basis of material nonpublic information.

COMPETITION

     The Company's success depends, in large part, on its ability to originate or acquire assets at favorable spreads over its borrowing costs and its ability to efficiently manage its portfolio risks. In originating or acquiring its target assets and establishing hedge positions, the Company competes with other existing mortgage REITs (both internally and externally managed), mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, hedge funds (including those managed by ZAIS), mutual funds, institutional investors, investment banking firms, governmental bodies and other companies with similar asset acquisition objectives. It is likely that the Company will also compete with other entities which may be organized in the future. Some of the Company's competitors may have greater financial resources and access to lower cost of capital. These competitors may not be subject to the same regulatory constraints (such as REIT compliance or maintaining an exemption under the 1940 Act) as the Company. The effect of the existence of additional REITs and other market participants may be to increase competition for the available supply of mortgage assets suitable for purchase, as well as the amount of financing available to the Company in the repurchase agreement market.

EMPLOYEES; STAFFING

     The Company has no employees and is managed by the Advisor, a subsidiary of ZAIS, pursuant to an amended and restated investment advisory agreement between the Company and the Advisor, dated as of December 13, 2012, as amended from time to time (the "Investment Advisory Agreement"). ZAIS was established in 1997 and is an investment adviser registered with the SEC specializing in structured credit, including residential whole loans, RMBS and ABS. As of December 31, 2013, ZAIS estimates that it had approximately $4.3 billion of assets under management (comprised primarily of (i) notional amounts and cash with respect to certain legacy, non-mark-to-market structured vehicles; (ii) market value of assets with respect to certain legacy structured vehicles; and (iii) net asset values for mark-to-market funds and separately managed accounts) and has built long-term relationships with an international investor base, including public and private pension funds, endowment/foundations, insurance companies, family offices, fund of funds, sovereign wealth funds and investment advisors. ZAIS possesses a comprehensive analytics and technology infrastructure, credit modeling, loan and securities valuation, loan data management and servicing oversight capabilities and significant structuring and securitization experience. As of December 31, 2013, ZAIS' team included 135 professionals in the United States, Europe and Asia. ZAIS is the managing member of the Advisor and ZAIS and its employees support the Advisor in providing services to the Company pursuant to the terms of a shared facilities and services agreement between ZAIS and the Advisor. The Company relies on the Advisor and ZAIS to provide or obtain, on the Company's behalf, the personnel and services necessary for the Company to conduct its business because the Company has no employees of its own.

EXECUTIVE OFFICERS OF THE COMPANY

     The Company is externally managed and advised by its Advisor, a subsidiary of ZAIS. The Company relies on its Advisor and ZAIS to provide or obtain, on its behalf, the personnel and services necessary for it to conduct its business because the Company has no employees of its own. Pursuant to the terms of the Investment Advisory Agreement, the Advisor and its affiliates provide the Company with its management team, including its Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and Chief Accounting Officer, along with appropriate support personnel. All of the Company's officers and non-independent directors are also employees of ZAIS and its affiliates.

     The following sets forth certain information with respect to our executive officers:

     Michael Szymanski, 47, currently serves as a director and as the Company's Chief Executive Officer and President. Mr. Szymanski currently serves as President of ZAIS and member of the ZAIS Management Committee, and as Chief Executive Officer of the Advisor and a member of the Advisor's investment committee. Prior to joining ZAIS, Mr. Szymanski was Chief Executive Officer of XE Capital Management, LLC, an investment management firm specializing in structured products, from 2003 to 2008. Prior to that, Mr. Szymanski was Chief Financial Officer of Zurich Capital Markets ("ZCM"), a subsidiary of Zurich Financial Group, from 2000 to 2002. At ZCM, Mr. Szymanski managed global finance, accounting, tax, treasury, and risk management for a business specializing in structured products, including hedge fund linked derivatives and principal investments. Prior to that, Mr. Szymanski was a Vice President in the Bank and Insurance Strategies Group of Lehman Brothers from 1997 to 2000, providing capital markets structuring and advisory services to financial institutions and corporations. Prior to that, Mr. Szymanski spent nine years at Ernst & Young LLP advising financial services clients, leaving as a Senior Manager in the Capital Markets/M&A Advisory Group in New York. Mr. Szymanski served in E&Y's National Office-Financial Services Industries Group, providing internal consultation services to resolve clients' accounting and regulatory issues, specializing in financial instruments. Mr. Szymanski is a CPA and received a B.A. in Business Administration with a concentration in Accountancy from the University of Notre Dame and an Executive M.B.A. with a concentration in Finance from New York University's Stern School of Business. Mr. Szymanski serves on the Board of Directors of the National Stock Exchange as Chairman of the Audit Committee.

     Paul McDade, 49, currently serves as the Company's Chief Financial Officer and Treasurer. Mr. McDade currently serves as Chief Financial Officer of ZAIS and is also a member of the ZAIS Management Committee. Mr. McDade also serves as Chief Financial Officer of the Advisor. Prior to joining ZAIS in 2010, Mr. McDade was the Chief Financial Officer and Chief Operating Officer for XE Capital Management, LLC, an investment management firm specializing in structured products, from 2004 to 2008. During his 25 year career, Mr. McDade has held various financial roles at Zurich Capital Markets, J.P. Morgan Chase & Co., Reliance Group Holdings, Inc., and PricewaterhouseCoopers LLP. Mr. McDade is a CPA and received a B.S. in Accounting from the University of Scranton.

     Brian Hargrave, 44, currently serves as the Company's Chief Investment Officer. Mr. Hargrave currently serves as Senior Portfolio Manager of ZAIS and is responsible for whole loan investment and REIT platforms. Mr. Hargrave also serves as Chief Investment Officer of the Advisor and a member of the Advisor's investment committee. He was previously responsible for Lehman Brothers' whole loan trading businesses including small balance commercial mortgages, student loans and residential mortgages. Prior to that, Mr. Hargrave ran Lehman Brothers' adjustable rate mortgage trading desk, with responsibility for whole loan acquisition, securitization and the firm's agency and non-Agency secondary trading activities. He joined Lehman Brothers' in the mortgage research group and has held several positions in research, structuring and trading. Mr. Hargrave received an M.B.A. from Harvard Business School and a B.S. from Indiana University.

     Nisha Motani, 42, currently serves as the Company's Chief Accounting Officer. Ms. Motani also currently serves as Director of Fund Reporting at ZAIS where she oversees annual audits, monthly net asset value reporting, quarterly and annual financial statement reporting, and informational requests from investors for all ZAIS-managed entities. Ms. Motani is also responsible for setting internal accounting policies and procedures, researching accounting issues, and serving as a direct liaison to the auditors and tax preparers for ZAIS-managed entities. Prior to joining ZAIS in October 2003, Ms. Motani worked as a senior manager in the Financial Services audit practice of Deloitte & Touche where she specialized in Investment Management. She is a CPA with a B.S. in Accounting from Rutgers School of Business.

AVAILABLE INFORMATION

     The Company maintains a website at www.zaisfinancial.com and will make available, free of charge, on its website (a) its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (collectively, "Company Documents") filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) director independence standards, (d) Code of Conduct and Ethics and (e) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the board of directors. Company Documents filed with, or furnished to, the SEC are also available for review and copying by the public at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549 and at the SEC's website at www.sec.gov. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company provides copies of its Corporate Governance Guidelines and Code of Conduct and Ethics, free of charge, to stockholders who request such documents. Requests should be directed to Scott Eckstein, Financial Relations Board, an MWW Company at 304 Park Avenue South, 8th Floor, New York, New York 10010.

Item 1A. Risk Factors.

     The Company's business and operations are subject to a number of risks and uncertainties, the occurrence of which could adversely affect its business, financial condition, consolidated results of operations and ability to make distributions to stockholders and could cause the value of the Company's capital stock to decline. Please refer to the section entitled "Forward-Looking Statements."

Risks Relating to the Company's Business

The lack of liquidity in the Company's assets may adversely affect its business.

     A portion of the assets the Company owns, originates or acquires may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of the Company's assets may make it difficult for it to sell such assets if the need or desire arises. In addition, if the Company is required to liquidate all or a portion of its portfolio quickly, it may realize significantly less than the value at which it has previously recorded its assets. As a result, the Company's ability to vary its portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect its consolidated results of operations and financial condition.

The Company operates in a highly competitive market for investment opportunities and competition may limit its ability to originate or acquire desirable investments in its target assets and could also affect the pricing of these assets.

     The Company operates in a highly competitive market for investment opportunities. The Company's profitability depends, in large part, on its ability to originate or acquire its target assets at attractive prices. In originating or acquiring its target assets, the Company will compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by ZAIS), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of the Company's competitors are substantially larger and have considerably greater financial, technical, marketing and other resources compared to the Company. Some competitors may have a lower cost of funds and access to funding sources that may not be available to the Company. Many of the Company's competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of the Company's competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than the Company. Furthermore, competition for investments in the Company's target assets may lead to the price of such assets increasing, which may further limit the Company's ability to generate desired returns. The Company cannot provide assurance that the competitive pressures it faces will not have a material adverse effect on its business, financial condition and consolidated results of operations. Also, as a result of this competition, desirable investments in the Company's target assets may be limited in the future and the Company may not be able to take advantage of attractive investment opportunities from time to time, as the Company can provide no assurance that it will be able to identify and make investments that are consistent with its investment objectives.

The Company is highly dependent on information systems and communication systems; systems failures and other operational disruptions could significantly affect its business, which may, in turn, negatively affect its operating results and its ability to pay dividends to its stockholders.

     The Company's business is highly dependent on the communications and information systems of ZAIS which may interface with or depend on systems operated by third parties, including market counterparties, loan originators and other service providers. Any failure or interruption of these systems could cause delays or other problems in the Company's activities, including in its target asset acquisition activities, which could have a material adverse effect on the Company's operating results and negatively affect the value of its common stock and its ability to pay dividends to its stockholders.

     Additionally, the Company relies heavily on financial, accounting and other data processing systems and operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in the Company's operations may cause it to suffer financial loss, the disruption of its business, liability to third parties, regulatory intervention or reputational damage.

The Advisor will utilize analytical models and data in connection with the valuation of the Company's loans and securities, and any incorrect, misleading or incomplete information used in connection therewith would subject the Company to potential risks.

     Given the complexity of the Company's investment strategies, the Advisor must rely heavily on analytical models (both proprietary models developed by ZAIS and those supplied by third parties) and information and data supplied by third parties. Models and data will be used to value origination opportunities and potential target assets and also in connection with hedging the Company's acquisitions. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose the Company to potential risks. For example, by relying on incorrect models and data, especially valuation models, the Advisor may be induced to buy certain target assets at prices that are too high, to sell certain other assets at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful.

Difficult conditions in the mortgage, residential and commercial real estate markets, the financial markets and the economy generally may cause the Company to experience market losses related to its holdings, and there is no assurance that these conditions will improve in the near future.

     The Company's consolidated results of operations are materially affected by conditions in the mortgage market, the residential and commercial real estate markets, the financial markets and the economy generally. The mortgage market has been severely affected by changes in the lending landscape, and there is no assurance that these conditions have fully stabilized or that they will not worsen. Disruption in the mortgage market negatively impacts new demand for homes and home price performance. There is a strong inverse correlation between home price growth rates and mortgage loan delinquencies. A deterioration of the RMBS market may cause the Company to experience losses related to its assets and to sell assets at a loss. Declines in the fair market values of the Company's residential mortgage loans or RMBS may adversely affect its consolidated results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to its stockholders.

     Dramatic declines in the residential and commercial real estate markets during the financial crisis resulted in significant asset write-downs by financial institutions, which caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Institutions from which the Company may seek to obtain financing may have owned or financed residential or commercial mortgage loans, real estate-related securities and real estate loans, which declined in value and caused them to suffer losses during the financial crisis. Many lenders and institutional investors reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. If these conditions exist, these institutions may become insolvent or tighten their lending standards, which could make it more difficult for the Company to obtain financing on favorable terms or at all.

     The Company's profitability may be adversely affected if the Company is unable to obtain cost-effective financing for its assets. These consequences could be exacerbated in the event of potential future credit rating downgrades of the U.S. and certain European countries and the failure to resolve issues related to the “fiscal cliff” and the U.S. debt ceiling, which negatively impacted financial markets in the recent past and could create broader financial and global banking turmoil and lead to a significant rise in interest rates and a decrease in the fair market value of the Company's assets.

The diminished level of Agency participation in, and other changes in the role of the Agencies in, the mortgage market may adversely affect the Company's business.

     If Agency participation in the mortgage market were reduced or eliminated, or their structures were to change radically (i.e., limitation or removal of the guarantee obligation), or their market share reduced because of required price increases or lower limits on the loans they can guarantee, the Company could be unable to acquire Agency RMBS. The Company could be negatively affected in a number of ways depending on the manner in which related events unfold for Fannie Mae and Freddie Mac. Although the Company does not own any Agency RMBS as of December 31, 2013, it may rely on Agency RMBS it may acquire (as well as residential mortgage loans and non-Agency RMBS that it owns) as collateral for its financings under securities repurchase agreements. Any decline in the value of Agency RMBS, or perceived market uncertainty about their value or their structures, would make it more difficult for the Company to obtain financing on acceptable terms or at all. Further, the current support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional support it may provide in the future, could have the effect of lowering the interest rates the Company expects to receive from Agency RMBS it may acquire, thereby tightening the spread between the interest the Company may earn on Agency RMBS and the cost of financing such assets. A reduction in the supply of Agency RMBS could also negatively affect the pricing of Agency RMBS by reducing the spread between the interest the Company may earn on an investment portfolio of Agency RMBS and its cost of financing such a portfolio. Future legislation, including draft bills recently introduced by members of the United States House of Representatives and Senate, could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, and could also nationalize, privatize, or eliminate such entities entirely. In particular, on March 11, 2014, members of the Senate Committee on Banking, Housing and Urban Affairs and the White House agreed on a framework to wind down Fannie Mae and Freddie Mac and overhaul the mortgage market. The plan, if adopted, would replace Fannie Mae and Freddie Mac with a new system of federally insured mortgage securities in which private insurers would be required to take initial losses before any government guarantee would be triggered. The Committee framework would allow private entities to purchase an explicit government guarantee to cover catastrophic losses on mortgages issued as bonds from a new guarantor. Rather than issuing separate securities with an implied federal guarantee as Fannie Mae and Freddie Mac did, the new system would see multiple firms issue a common security in which the government would stand behind the payment of principal and interest to bondholders. Any law affecting these Agencies may create market uncertainty and have the effect of reducing the actual or perceived credit quality of RMBS. As a result, such laws could increase the risk of loss on RMBS the Company may acquire. It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially and adversely affect the Company's financial condition and consolidated results of operations.

Actions of the U.S. Government, including the U.S. Congress, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies, including the SEC, to stabilize or reform the financial markets may not achieve the intended effect and may adversely affect the Company's business.

     In response to the financial issues affecting the banking system and financial markets and going concern threats to commercial banks, investment banks and other financial institutions, the Emergency Economic Stabilization Act ("EESA"), was enacted by the U.S. Congress in 2008. There can be no assurance that the EESA or any other U.S. Government actions will have a beneficial impact on the financial markets. To the extent the markets do not respond favorably to any such actions by the U.S. Government or such actions do not function as intended, the Company's business may not receive the anticipated positive impact from the legislation and such result may have broad, adverse market implications.

     In July 2010, the U.S. Congress enacted the Dodd-Frank Act in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act has imposed significant restrictions on the proprietary trading activities of certain banking entities and has subjected other systemically significant organizations regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the mortgage-backed securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Certain of the new requirements and restrictions exempt Agency RMBS, other government issued or guaranteed securities, or other securities. Nonetheless, the Dodd-Frank Act also imposes significant regulatory restrictions on the origination and securitization of residential mortgage loans. The Dodd-Frank Act also created a new regulator, the Consumer Financial Protection Bureau ("CFPB"), which oversees many of the core laws which regulate the mortgage industry, including among others the Real Estate Settlement Procedures Act and the Truth in Lending Act.

     One of the CFPB’s areas of focus has been on whether mortgage originators take appropriate steps to ensure that business arrangements with service providers do not present risks to consumers. The sub-servicer the Company may retain to directly service residential mortgage loans (when the Company owns the associated MSRs) is one of the Company's most significant service providers with respect to the Company's residential mortgage loan business and the Company's failure to take steps to ensure that this sub-servicer is servicing these residential mortgage loans in accordance with applicable law and regulation could result in enforcement action by the CFPB against the Company that could restrict the Company's business and expose it to penalties or other claims. The Company generally uses a small number of sub-servicers on its residential whole loan portfolio and, as a result, the risks associated with the Company's use of sub-servicers are concentrated around a small number of sub-servicer counterparties. While the full impact of the Dodd-Frank Act and the role of the CFPB cannot be assessed until all implementing regulations are released, the Dodd-Frank Act's extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of financing from the Company's lender counterparties and the availability or terms of residential mortgage loans and RMBS, both of which may have an adverse effect on the Company's financial condition and consolidated results of operations.

     On September 13, 2012, the Federal Reserve announced a third round of quantitative easing ("QE3"), which is an open-ended program designed to expand the U.S. Federal Reserve's holdings of long-term securities by purchasing an additional $40 billion of Agency RMBS per month until key economic indicators, such as the unemployment rate, show signs of improvement. When combined with existing programs to extend the average maturity of the U.S. Federal Reserve's holdings of securities, and reinvest principal and interest payments from the Federal Reserve's holdings of agency debt and Agency RMBS into newly acquired Agency RMBS, QE3 increased the Federal Reserve's holdings of long-term securities by $85 billion each month. In 2013, the Federal Reserve continued this bond purchase program which replaced the program known as "Operation Twist," in which the Federal Reserve repurchased approximately $45 billion of long-term Treasury bonds each month and sold approximately the same amount of short-term Treasury bonds. The Federal Reserve also announced that it will keep the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015, which is six months longer than previously expected. The Federal Reserve provided further guidance to the market in December 2012 by stating that it intends to keep the Federal Funds Rate close to zero for so long as the unemployment rate is above 6.5% and inflation does not rise above 2.5%. At its December 2013 meeting, the Federal Reserve strengthened that guidance, indicating that the rate is likely to stay near zero until “well past the time” unemployment falls below 6.5%. The Federal Reserve expects these measures to put downward pressure on long-term interest rates. However, the Federal Reserve began the tapering of its bond purchases in 2014 from $85 billion per month to $65 billion per month as of February 2014. While the Federal Reserve hopes that QE3 and related measures will expedite an economic recovery, stabilize prices, reduce unemployment and accelerate business and household spending, the Federal Reserve could accelerate the tapering of its bond purchases, and there can be no assurance that the Federal Reserve will continue these programs, even if they are effective, and the Company cannot predict the impact of these programs or any future actions by the Federal Reserve on the prices and liquidity of its target assets.

     In addition, the U.S. Government, Federal Reserve, U.S. Treasury, the SEC and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis that began in 2007. The Company cannot predict whether or when such actions may occur or what effect, if any, such actions could have on its business, consolidated results of operations and financial condition.

The Company may be subject to liability in connection with its residential mortgage loans for potential violations of Truth in lending Act or other similar consumer protection laws and regulations.

     Federal consumer protection laws and regulations have been enacted and promulgated that are designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. These laws and regulations include the CFPB’s recently finalized “ability-to-repay” and “qualified mortgage” regulations. In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. For example, the federal Home Ownership and Equity Protection Act of 1994 prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases may impose restrictions and requirements greater than those in place under federal laws and regulations. In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the borrower. This test, as well as certain standards set forth in the “ability-to-repay” and “qualified mortgage” regulations, may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan did not meet the standard or test even if the originator reasonably believed such standard or test had been satisfied.

     Mortgage loans also are subject to various other federal laws, including:

  the Equal Credit Opportunity Act of 1974, as amended (the “ECOA”) and Regulation B promulgated under the ECOA, which prohibit discrimination on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act of 1968, as amended, in the extension of credit;

  the Americans with Disabilities Act of 1990, as amended which, among other things, prohibits discrimination on the basis of disability in the full and equal enjoyment of the goods, services, facilities, privileges, advantages or accommodations of any place of public accommodation;

  the Fair Credit Reporting Act of 1970, as amended, which regulates the use and reporting of information related to the borrower’s credit experience;

  the Depository Institutions Deregulation and Monetary Control Act of 1980, which preempts certain state usury laws;

  the Service members’ Civil Relief Act of 2003, as amended, which provides relief to borrowers who enter into active military service or who were on reserve status but are called to active duty after the origination of their mortgage loans; and

  the Alternative Mortgage Transaction Parity Act of 1982, which preempts certain state lending laws which regulate alternative mortgage transactions.

     Failure of the Company, residential mortgage loan originators, mortgage brokers or servicers to comply with these laws and regulations, could subject the Company to monetary penalties and defenses to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential mortgage loans, which could adversely impact the Company's business and financial results.

The Company may seek to become a seller/servicer approved to sell residential mortgage loans to Freddie Mac and Fannie Mae and failure to obtain the Company's status as an approved seller/servicer could harm the Company's business.

     The Company may seek to become a seller/servicer approved to sell residential mortgage loans to Freddie Mac and Fannie Mae either through the completion of the approval process or through the acquisition of a mortgage origination platform which is already an approved Freddie Mac and Fannie Mae seller/servicer. As an approved seller/servicer, the Company would be required to conduct certain aspects of its operations in accordance with applicable policies and guidelines published by Freddie Mac and Fannie Mae and the Company would be required to pledge a certain amount of cash to Freddie Mac and Fannie Mae to collateralize potential obligations to these entities. Failure to obtain the Company's status as an approved seller/servicer would mean the Company would not be able to sell mortgage loans to these entities, could result in the Company's being required to re-purchase loans previously sold to these entities, or could otherwise restrict the Company's business and investment options and could harm the Company's business and expose it to losses or other claims. Fannie Mae or Freddie Mac may, in the future, require the Company to hold additional capital or pledge additional cash or assets in order to obtain or maintain approved seller/servicer status, which, if required, would adversely impact the Company's financial results.

Mortgage loan modification and refinance programs as well as future legislative action may adversely affect the value of, and the returns on, the target assets in which the Company intends to invest.

     The U.S. Government, through the Federal Reserve, the FHA and the Federal Deposit Insurance Corporation (the “FDIC”), commenced implementation of programs designed to provide homeowners with assistance in avoiding residential or commercial mortgage loan foreclosures, including the Home Affordable Modification Program ("HAMP"), which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program ("H4H Program"), which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures, and the Home Affordable Refinance Program ("HARP"), which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125% without new mortgage insurance. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.

     Loan modification and refinance programs may adversely affect the performance of residential mortgage loans, Agency RMBS and non-Agency RMBS. Especially with non-Agency RMBS, a significant number of loan modifications with respect to a given security, including those related to principal forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such security. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, residential mortgage loans, non-Agency RMBS, Agency RMBS and the Company's other target assets that it may purchase.

The increasing number of proposed U.S. federal, state and local laws and licensing requirements may increase the Company's risk of liability with respect to certain mortgage loans and could increase the Company's cost of doing business.

     The U.S. Congress and various state and local legislatures are considering, and in the future may consider, legislation which, among other provisions, would permit limited assignee liability for certain violations in the mortgage loan origination process. The Company cannot predict whether or in what form the U.S. Congress or the various state and local legislatures may enact legislation affecting its business. The Company will evaluate the potential impact of any initiatives which, if enacted, could affect its practices and consolidated results of operations. The Company is unable to predict whether federal, state or local authorities will require changes in its practices in the future. These changes, if required, could adversely affect its profitability, particularly if the Company makes such changes in response to new or amended laws, rules, regulations or ordinances in any state where the Company originates or acquires a significant portion of its mortgage loans, or if such changes result in the Company being held responsible for any violations in the mortgage loan origination process.

     While the Company is not required to obtain licenses to purchase RMBS, the origination of residential mortgage loans requires and, the purchase of performing, re-performing and newly originated residential mortgage loans in the secondary market may, in some circumstances, require it to maintain various state licenses. Acquiring the right to service residential mortgage loans may also, in some circumstances, require the Company to maintain various state licenses even though it currently does not expect to directly engage in loan servicing. As a result, the Company could be delayed in conducting certain business if it were first required to obtain a state license. There can be no assurance that the Company will be able to obtain all of the licenses it needs or that it will not experience significant delays in obtaining these licenses. Furthermore, once licenses are issued the Company is required to comply with various information reporting and other regulatory requirements to maintain those licenses, and there is no assurance that it will be able to satisfy those requirements or other regulatory requirements applicable to the Company's business of originating or acquiring performing, re-performing and newly originated residential mortgage loans on an ongoing basis. The Company's failure to obtain or maintain required licenses or the Company's failure to comply with regulatory requirements that are applicable to the Company's business of originating or acquiring residential mortgage loans may restrict the Company's business and investment options and could harm the Company's business and expose the Company to penalties or other claims.

     In addition, environmental protection laws that apply to properties that secure or underlie the Company's residential mortgage loans could result in losses to the Company. The Company may also be exposed to environmental liabilities with respect to properties of which it becomes a direct or indirect owner or to which it takes title, which could adversely affect the Company's business and financial results.

The Company faces counterparty risk in its prime broker relationships.

     Some or all of the Company's assets, at any given time, may be held of record by one or more prime brokers. The business failure, insolvency or bankruptcy of any such prime broker could adversely impact the Company's access to its assets, including a delay in recovering assets that have been entrusted to its prime brokers, the Company's ability to finance its business and its financial condition and results of operation.

Risks Associated with the Company's Management and the Company's Relationship with its Advisor

The Company is dependent on its Advisor and its Advisor's key personnel for its success, and the Company may not find a suitable replacement for its Advisor if the Investment Advisory Agreement is terminated, or if key personnel leave the employment of ZAIS or otherwise become unavailable to the Company.

     The Company is dependent on its Advisor for its day-to-day management, as the Company does not have any independent officers or any employees. The Advisor has significant discretion as to the implementation of the Company's asset acquisition and operating policies and strategies. Accordingly, the Company believes that its success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the executive officers and key personnel of its Advisor. The executive officers and key personnel of the Advisor will evaluate, negotiate, structure, close and monitor the Company's asset acquisitions, and the Company's success will depend on their continued service. The departure of any of the executive officers or key personnel of the Advisor could have a material adverse effect on the Company's performance.

     In addition, the Company offers no assurance that the Advisor will remain the Company's advisor or that the Company will continue to have access to the Advisor's principals and professionals, including those of ZAIS. The initial term of the Investment Advisory Agreement with the Advisor only extends until the third anniversary of the Company's listing, with automatic one-year renewal terms on each anniversary date thereafter unless previously terminated. If the Investment Advisory Agreement is terminated and no suitable replacement is found to advise the Company, the Company may not be able to execute its business plan.

The Company has no recourse to ZAIS if it does not fulfill its obligations under the shared facilities and services agreement.

     Neither the Company nor its Advisor has any employees or separate facilities. The Company's day-to-day operations will be conducted by employees of ZAIS, the parent company of the Advisor, pursuant to a shared facilities and services agreement between the Advisor and ZAIS. Under the shared facilities and services agreement, the Advisor will also be provided with the services and other resources necessary for the Advisor to perform its obligations and responsibilities under the Investment Advisory Agreement in exchange for certain fees payable by the Advisor. ZAIS may assign its rights and obligations thereunder to any of its majority-owned and controlled affiliates. In addition, because the Company will not be a party to the shared facilities and services agreement, the Company does not have any recourse to ZAIS if it does not fulfill its obligations under the shared facilities and services agreement or if it elects to assign the agreement to one of its affiliates. Also, the Advisor only has nominal assets and the Company will have limited recourse against the Advisor under the Investment Advisory Agreement to remedy any liability to the Company from a breach of contract or fiduciary duties.

There are conflicts of interest in the Company's relationship with the Advisor and its affiliates, which could result in decisions that are not in the best interests of the Company's stockholders.

     The Company is subject to conflicts of interest arising out of its relationship with the Advisor and its affiliates, including ZAIS. Specifically, each of the Company's officers and directors is also an employee of ZAIS or its affiliates. ZAIS and the Company's officers may have conflicts between their duties to the Company and their duties to, and interests in, the Advisor or its affiliates. The Advisor is not required to devote a specific amount of time or the services of any particular individual to the Company's operations. ZAIS manages or provides services to its own accounts and certain other funds and managed accounts for which ZAIS serves as the investment adviser (the "Other Clients") and the Company will compete with these Other Clients for ZAIS' resources and support through the Advisor. During turbulent conditions in the mortgage industry, distress in the credit markets or other times when the Company will need focused support and assistance from ZAIS through the Advisor, entities for which ZAIS also acts as an investment advisor will likewise require greater focus and attention, placing ZAIS' resources in high demand. In such situations, the Company may not receive the necessary support and assistance the Company requires or would otherwise receive if the Company were internally managed or if ZAIS did not act as an advisor for other entities. The ability of ZAIS and its officers and personnel to engage in other business activities may reduce the time they spend assisting the Advisor advising the Company.

The Company and certain of its affiliates and ZAIS' Other Clients and their affiliates may compete to acquire the Company's target assets.

     There may be conflicts in allocating assets that are suitable for the Company and Other Clients of ZAIS and its affiliates. Other Clients of ZAIS and its affiliates may compete with the Company with respect to certain assets which the Company may want to acquire and, as a result, the Company may either not be presented with the opportunity or have to compete with such Other Clients to acquire these assets. For example, the Company may compete directly with other entities managed by ZAIS or one of its affiliates with respect to the Company's target assets. Certain of these Other Clients may have significant uninvested capital and will likely compete with the Company. Additionally, certain conflicts of interest may exist with respect to funds that have only limited reinvestment capacity including circumstances where the Company may purchase assets being disposed of by certain Other Clients as they begin to liquidate various assets. In addition to the Other Clients, ZAIS may, in the future, establish new funds or enter into new managed account arrangements with investment strategies that are the same or substantially similar to the Company's strategy, including funds and accounts investing primarily in the Company's target assets, including residential mortgage loans and RMBS. Such Other Clients may compete with the Company for its target assets. The Company may also make investments in other entities which are managed by ZAIS or one of its affiliates. The Company will not, however, purchase any assets from, or issued by, any Other Client or any entity managed by the Advisor or its affiliates, or sell any asset to any Other Client or any such other entity without the consent of a majority of the Company's independent directors. A majority of the Company's independent directors may amend this affiliated investment policy at any time without stockholder consent. There may be certain situations where ZAIS allocates assets that may be suitable for the Company to Other Clients managed by ZAIS or its affiliates instead of to the Company. Further, the Company may liquidate its investments at different times than Other Clients due to, among other things, differences in investment strategies.

The Investment Advisory Agreement with the Advisor was not negotiated on an arm's-length basis and may not be as favorable to the Company as if it had been negotiated with an unaffiliated third party.

     Because each of the Company's officers are employees of the Advisor or its affiliates, and, at the time the Investment Advisory Agreement was executed, all of the Company's directors were employees of the Advisor or its affiliates, the Investment Advisory Agreement was not negotiated on an arm's-length basis, and the Company did not have the benefit of arm's-length negotiations of the type normally conducted with an unaffiliated third party. As a result, the terms, including the fees payable, may not be as favorable to the Company as an arm's-length agreement. Furthermore, because each of the Company's officers and non-independent directors is also an employee of the Advisor or its affiliates, the Company may choose not to enforce, or to enforce less vigorously, the Company's rights under the Investment Advisory Agreement because of its desire to maintain its ongoing relationship with the Advisor.

Termination by the Company of the Investment Advisory Agreement with the Advisor without cause is difficult and costly.

     Termination of the Investment Advisory Agreement with the Advisor without cause is difficult and costly. The Company's board of directors will review the Advisor's performance and the advisory fees annually and, following the three-year initial term, the Investment Advisory Agreement may be terminated annually upon the affirmative vote of at least two-thirds of its independent directors, or by a vote of the holders of at least two-thirds of the outstanding shares of the Company's common stock (other than shares held by the ZAIS Parties), based upon: (i) unsatisfactory performance by the Advisor that is materially detrimental to the Company; or (ii) a determination that the advisory fees payable to the Advisor are not fair, subject to the Advisor's right to prevent termination based on unfair fees by accepting a reduction of advisory fees agreed to by at least two-thirds of the Company's independent directors. The Company must provide the Advisor with 180 days' prior notice of any such termination. Additionally, upon such a termination without cause, the Investment Advisory Agreement provides that the Company will pay the Advisor a termination fee equal to three times the average annual advisory fee earned by the Advisor during the prior 24-month period immediately preceding such termination, calculated as of the end of the most recently completed fiscal year before the date of termination. These provisions may increase the cost to the Company of terminating the Investment Advisory Agreement and adversely affect the Company's ability to terminate the Advisor without cause.

     The Advisor is only contractually committed to serve the Company until the third anniversary of the Company's listing. Thereafter, the Investment Advisory Agreement is automatically renewable on an annual basis; provided, however, that the Advisor may terminate the Investment Advisory Agreement annually upon 180 days' prior notice. If the Investment Advisory Agreement is terminated and no suitable replacement is found to advise the Company, the Company may not be able to execute its business plan.

The Advisor's liability is limited under the Investment Advisory Agreement, and the Company has agreed to indemnify the Advisor against certain liabilities.

     Pursuant to the Investment Advisory Agreement, the Advisor will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of the Company's board of directors in following or declining to follow its advice or recommendations. Under the terms of the Investment Advisory Agreement, the Advisor, its principals, stockholders, members, managers, partners, directors and personnel, any person controlling or controlled by the Advisor, including ZAIS, and any person providing sub-advisory services to the Advisor will not be liable to the Company, any subsidiary of the Company, the Company's directors, the Company's stockholders or any of the Company's subsidiary's stockholders, members or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except acts or omissions constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the Investment Advisory Agreement, as determined by a final non-appealable order of a court of competent jurisdiction. In addition, the Company has agreed to indemnify the Advisor, its principals, stockholders, members, managers, partners, directors and personnel, any person controlling or controlled by the Advisor and any person providing sub-advisory services to the Advisor with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of the Advisor not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Investment Advisory Agreement.

The Advisor may have difficulty in complying with regulatory requirements applicable to REITs, including the REIT provisions of the Internal Revenue Code, which may hinder its ability to achieve the Company's objectives or result in loss of the Company's qualification as a REIT.

     The Advisor's management team has limited experience managing a REIT. The REIT rules and regulations are highly technical and complex, and the failure to comply with the income, asset, and other limitations imposed by these rules and regulations could prevent the Company from qualifying as a REIT or could force it to pay unexpected taxes and penalties. Failure to comply with the income, asset and other limitations imposed by the REIT rules and regulations may hinder the Company's ability to achieve its objectives or result in loss of the Company's qualification as a REIT or payment of taxes and penalties. As a result, the Company cannot provide assurance that it will be able to successfully operate as a REIT or comply with regulatory requirements applicable to REITs.

The Company's board of directors has approved broad guidelines for the Advisor and will not approve each acquisition decision made by the Advisor.

     The Advisor is authorized to follow broad guidelines in pursuing the Company's asset acquisition strategy. The Company's board of directors will periodically review the Company's guidelines and the Company's portfolio of assets but will not, and will not be required to, review all of the Company's proposed acquisitions or any type or category of asset, except that an acquisition of any security from, or issued by, an entity managed by the Advisor or its affiliates, must be approved by a majority of the independent members of the board of directors. In addition, in conducting periodic reviews, the directors will rely primarily on information provided to them by the Advisor. Furthermore, the Advisor may use complex strategies, and transactions entered into by the Advisor may be costly, difficult or impossible to unwind by the time they are reviewed by the Company's board of directors. The Advisor will have great latitude within the broad parameters of the Company's guidelines in determining the types of assets it may decide are proper for the Company, which could result in returns that are substantially below expectations or that result in losses, which would materially and adversely affect the Company's business operations and results. Further, decisions and acquisitions made by the Advisor may not fully reflect the best interests of the Company's stockholders.

The Company may change any of its strategies, guidelines, policies or procedures without stockholder consent, which could result in its making acquisitions that are different from, and possibly riskier than, those described in this annual report on Form 10-K.

     The Company may change any of its strategies, guidelines, policies or procedures with respect to acquisitions, asset allocation, growth, operations, indebtedness, financing strategy, hedging strategy and distributions at any time without the consent of the Company's stockholders, which could result in the Company's strategies becoming different from, and possibly riskier than, strategies described in this annual report on Form 10-K. A change in the Company's strategy may increase its exposure to interest rate risk, prepayment risk, financing risk, credit risk, default risk and real estate market fluctuations. Furthermore, a change in the Company's asset allocation could result in the Company making acquisitions in asset categories different from those described in this annual report on Form 10-K. In addition, the Company's charter provides that its board of directors may revoke or otherwise terminate the Company's REIT election, without the approval of its stockholders, if it determines that it is no longer in the Company's best interests to qualify as a REIT. These changes could adversely affect the Company's financial condition, consolidated results of operations, the value of the Company's common stock and its ability to make distributions to the Company's stockholders.

The Advisor's advisory fee may reduce its incentive to devote its time and effort to seeking attractive assets for the Company's portfolio because the fee is payable regardless of the performance of the Company's portfolio and there is no incentive fee associated with the management of the Company's assets.

     The Operating Partnership pays to the Advisor an advisory fee, calculated and payable (in cash) quarterly in arrears, equal to 1.5% per annum of the Company's Stockholders' Equity (as defined in the Investment Advisory Agreement). The Company will pay the Advisor an advisory fee regardless of the performance of the Company's portfolio and there is no incentive fee associated with the management of the Company's assets. The Advisor's entitlement to nonperformance-based compensation might reduce its incentive to devote sufficient time and effort to seeking assets that provide attractive risk-adjusted returns for the Company's portfolio. This in turn could negatively affect the Company's ability to make distributions to its stockholders and the value of its common stock.

Risks Related to Financing and Hedging

The Company uses leverage in executing its business strategy, which may adversely affect the return on the Company's assets and may reduce cash available for distribution to the Company's stockholders, as well as increase losses when economic conditions are unfavorable.

     The Company leverages the acquisition of its target assets through private funding sources, including borrowings structured as repurchase agreements, notes issued by the Operating Partnership, securitizations, term financings and derivative contracts. Leverage can enhance the Company's potential returns but can also exacerbate losses. Although the Company is not required to maintain any particular assets-to-equity leverage ratio, the amount of leverage the Company deploys for particular assets depends upon the Advisor's assessment of short-term interest rates, overall market conditions and the particular risks of the assets being financed. The Company's percentage of leverage varies over time depending on its ability to enter into or issue repurchase agreements, notes issued by the Operating Partnership, term financings and derivative contracts, financing rates, type and/or amount of collateral required to be pledged, the Company's assessment of the appropriate amount of leverage for the particular assets the Company is funding and regulatory requirements limiting the permissible amount of leverage to be utilized.

     The return on the Company's assets and cash available for distribution to its stockholders may be reduced to the extent that market conditions prevent the Company from leveraging its assets or cause the cost of its financing to increase relative to the income that can be derived from the assets originated or acquired. The Company's financing costs will reduce cash available for distribution to stockholders. The Company may not be able to meet its financing obligations and, to the extent that the Company cannot, the Company risks the loss of some or all of the Company's assets to liquidation or sale to satisfy the obligations. A decrease in the value of the Company's assets that are subject to repurchase agreement financing may lead to margin calls which the Company will have to satisfy. The Company may not have the funds available to satisfy any such margin calls and may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses. The satisfaction of any such margin calls may reduce cash flow available for distribution to the Company's stockholders. Any reduction in distributions to the Company's stockholders may cause the value of the Company's common stock to decline.

The Company's inability to access funding could have a material adverse effect on the Company's consolidated results of operations, financial condition and business.

     The borrowings the Company used to fund the purchase of its portfolio totaled approximately $374.7 million as of December 31, 2013 under the Loan Repurchase Facility, as well as under master securities repurchase agreements with four counterparties. The Company's ability to fund its target asset originations and acquisitions may be impacted by the Company's ability to secure borrowings structured as repurchase agreements, notes issued by the Operating Partnership, securitizations, term financings and derivative contracts on acceptable terms. Because repurchase agreements are short-term commitments of capital, lenders may respond to market conditions making it more difficult for the Company to renew or replace on a continuous basis its maturing short-term borrowings. If the Company is not able to renew its then existing facilities or arrange for new financing on terms acceptable to the Company, or if the Company defaults on the Company's covenants or is otherwise unable to access funds under the Company's repurchase agreements, the Company may have to curtail the Company's origination and asset acquisition activities and/or dispose of assets. While the Company is in discussions with additional counterparties to provide financing arrangements, the Company cannot provide assurance that these discussions will result in additional financing capacity for the Company.

     It is possible that the lenders that will provide the Company with financing could experience changes in their ability to advance funds to it, independent of its performance or the performance of its portfolio of assets. Furthermore, if many of the Company's potential lenders are unwilling or unable to provide it with financing, the Company could be forced to sell its assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on the Company's lenders change, they may be required to significantly increase the cost of the financing that they provide to the Company. The Company's lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability. Moreover, the amount of financing the Company receives under its repurchase agreements will be directly related to the lenders' valuation of the Company's target assets that cover the outstanding borrowings. Typically, repurchase agreements grant the lender the absolute right to reevaluate the fair market value of the assets that cover outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call. A margin call would require the Company to transfer additional assets to such lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. Any such margin call could have a material adverse effect on the Company's consolidated results of operations, financial condition, business, liquidity and ability to make distributions to the Company's stockholders, and could cause the value of the Company's common stock to decline. The Company may be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity, which could cause it to incur losses.

     The dislocations in the residential mortgage sector in the financial crisis that began in 2007 have caused many lenders to tighten their lending standards, reduce their lending capacity or exit the market altogether. Further contraction among lenders, insolvency of lenders or other general market disruptions could adversely affect one or more of the Company's potential lenders and could cause one or more of the Company's potential lenders to be unwilling or unable to provide the Company with financing on attractive terms or at all. This could increase the Company's financing costs and reduce its access to liquidity.

The repurchase agreements that the Company uses to finance its assets may require the Company to provide additional collateral and may restrict the Company from leveraging its assets as fully as desired.

     The Company uses borrowings structured as repurchase agreements to finance certain of its assets. If the fair market value of the assets pledged or sold by the Company to a financing institution declines, the Company may be required by the financing institution to provide additional collateral or pay down a portion of the funds advanced, but the Company may not have the funds available to do so, which could result in defaults. Posting additional collateral to support the Company's credit will reduce its liquidity and limit its ability to leverage its assets, which could adversely affect its business. In the event the Company does not have sufficient liquidity to meet such requirements, financing institutions can accelerate repayment of the Company's indebtedness, increase interest rates, liquidate its collateral or terminate its ability to borrow. Such a situation would likely result in a rapid deterioration of the Company's financial condition and possibly necessitate a filing for bankruptcy protection.

     Further, financial institutions providing the repurchase facilities may require the Company to maintain a certain amount of cash that is not invested or to set aside non-leveraged assets sufficient to maintain a specified liquidity position which would allow the Company to satisfy its collateral obligations. As a result, the Company may not be able to leverage the Company's assets as fully as the Company would choose, which could reduce its return on equity. If the Company is unable to meet these collateral obligations, the Company's financial condition could deteriorate rapidly.

If a counterparty to the Company's repurchase transactions defaults on its obligation to resell the underlying asset back to the Company at the end of the transaction term, or if the value of the underlying asset has declined as of the end of that term, or if the Company defaults on its obligations under the repurchase agreement, the Company will lose money on its repurchase transactions.

     Under the Company's repurchase transactions, the Company generally sells assets to lenders (that is, repurchase agreement counterparties) and receives cash from the lenders. The lenders are obligated to resell the same assets back to the Company at the end of the term of the transaction, which typically ranges from 30 to 90 days for RMBS related repurchase agreements, and up to 364 days or longer for residential loan related repurchase agreements. Because the cash the Company will receive from the lender when the Company initially sells the assets to the lender is less than the value of those assets (this is referred to as the haircut), if the lender defaults on its obligation to resell the same assets back to it the Company would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the assets). The Company would also lose money on a repurchase transaction if the value of the underlying assets has declined as of the end of the transaction term, as the Company would have to repurchase the assets for their initial value but would receive assets worth less than that amount. Further, if the Company defaults on one of its obligations under a repurchase transaction, the lender will be able to terminate the transaction and cease entering into any other repurchase transactions with the Company. The Company's repurchase agreements may contain cross-default provisions, such that if a default occurs under any one agreement, the lenders under the Company's other agreements could also declare a default. If a default occurs under any of the Company's repurchase agreements and the lenders terminate one or more of the Company's repurchase agreements, the Company may need to enter into replacement repurchase agreements with different lenders. There can be no assurance that the Company will be successful in entering into such replacement repurchase agreements on the same terms as the repurchase agreements that were terminated or at all. Any losses the Company incurs on its repurchase transactions could adversely affect the Company's earnings and thus the Company's cash available for distribution to its stockholders.

An increase in the Company's borrowing costs relative to the interest it receives on its leveraged assets may adversely affect the Company's profitability and the Company's cash available for distribution to its stockholders.

     As the Company's repurchase agreements and other short-term borrowings mature, the Company will be required either to enter into new borrowings or to sell certain of its assets. An increase in short-term interest rates at the time that the Company seeks to enter into new borrowings would reduce the spread between the returns on the Company's assets and the cost of the Company's borrowings. This would adversely affect the returns on the Company's assets, which might reduce earnings and, in turn, cash available for distribution to the Company's stockholders.

The Company's rights under the Company's repurchase agreements may be subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of the Company or its lenders under the repurchase agreements, which may allow the Company's lenders to repudiate the Company's repurchase agreements.

     In the event of the Company's insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the collateral agreement without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and the Company's claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, the Company's ability to exercise its rights to recover its securities under a repurchase agreement or to be compensated for any damages resulting from the lender's insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages the Company actually incurs.

The Exchangeable Senior Notes are recourse obligations to the Company and the indenture governing the Exchangeable Senior Notes contains cross-default provisions.

     As of December 31, 2013, $57.5 million of the Exchangeable Senior Notes were outstanding. These amounts are full recourse obligations of the Company. If the Company is not able to extend, refinance or repurchase these borrowings, the Company may not have the ability to repay these amounts when they come due. The Company's inability to repay any of the Exchangeable Senior Notes could cause the acceleration of its borrowings, which would have a material adverse effect on its business.

     The indenture governing the Exchangeable Senior Notes contains cross-default provisions whereby a default under one agreement could result in a default and acceleration of borrowings under other agreements. If a cross-default occurred, the Company may not be able to pay its liabilities or access capital from external sources in order to refinance its borrowings. If some or all of the Company's borrowings default and it causes a default under other borrowings, the Company's business, financial condition and consolidated results of operations could be materially and adversely affected.

The accounting for the Exchangeable Senior Notes has resulted in the Company having to recognize interest expense in excess of the stated interest rate of the Exchangeable Senior Notes and may result in volatility to Company's consolidated statement of operations.

     Unless and until the Company obtains stockholder approval to issue shares upon exchange of the Exchangeable Senior Notes in excess of the "aggregate share cap," the Operating Partnership will deliver cash in respect of any shares that would otherwise be deliverable in excess of the aggregate share cap based on a daily exchange value calculated on a proportionate basis for each trading day of the 40 trading day averaging period. Unless and until the Company obtains such approval, the conversion option that is part of the Exchangeable Senior Notes is accounted for as a derivative under ASC 815 "Derivatives and Hedging" ("ASC 815"). In general, this has resulted in an initial valuation of the conversion option, which has been bifurcated from the debt component of the Exchangeable Senior Notes resulting in an original issue discount. The original issue discount is accreted to interest expense over the term of the Exchangeable Senior Notes, which resulted in an effective interest rate reported in Company's consolidated statement of operations in excess of the stated coupon rate of the Exchangeable Senior Notes. This reduced the Company's earnings and could adversely affect the price at which Company's common stock trades, but will have no effect on the amount of cash interest paid to holders or on the Operating Partnership's or the Company's cash flows.

     For each financial statement period after issuance of the Exchangeable Senior Notes, a change in unrealized gain (or loss) may be reported in the Company's consolidated statement of operations to the extent the valuation of the conversion option changes from the previous period, which may result in volatility to the Company's consolidated statement of operations.

Through certain of its subsidiaries the Company may engage in securitization transactions relating to residential mortgage loans, which would expose it to potentially material risks.

     Through certain of its subsidiaries the Company may engage in securitization transactions relating to residential mortgage loans, which generally would require the Company to prepare marketing and disclosure documentation, including term sheets and prospectuses, that include disclosures regarding the securitization transactions and the assets being securitized. If the Company's marketing and disclosure documentation are alleged or found to contain inaccuracies or omissions, the Company may be liable under federal and state securities laws (or under other laws) for damages to third parties that invest in these securitization transactions, including in circumstances where the Company relied on a third party in preparing accurate disclosures, or the Company may incur other expenses and costs in connection with disputing these allegations or settling claims.

     In recent years there has also been debate as to whether there are defects in the legal process and legal documents governing transactions in which securitization trusts and other secondary purchasers take legal ownership of residential mortgage loans and establish their rights as first priority lien holders on underlying mortgaged property. To the extent there are problems with the manner in which title and lien priority rights were established or transferred, securitization transactions that the Company may sponsor and third-party sponsored securitizations that the Company holds investments in may experience losses, which could expose the Company to losses and could damage its ability to engage in future securitization transactions.

The Company's potential securitization activities could expose it to litigation, which may adversely affect its business and financial results.

     Through certain of its subsidiaries the Company may engage in or participate in securitization transactions relating to residential mortgage loans. As a result of declining property values, increasing defaults, changes in interest rates, or other factors, the aggregate cash flows from the loans held by any securitization entity that the Company may sponsor and the securities and other assets held by these entities may be insufficient to repay in full the principal amount of ABS issued by these securitization entities. The Company does not expect to be directly liable for any of the ABS issued by these entities. Nonetheless, third parties who hold the ABS issued by these entities may try to hold the Company liable for any losses they experience, including through claims under federal and state securities laws or claims for breaches of representations and warranties the Company would make in connection with engaging in these securitization transactions.

     Defending a lawsuit can consume significant resources and may divert management’s attention from the Company's operations. The Company may be required to establish reserves for potential losses from litigation, which could be material. To the extent the Company is unsuccessful in its defense of any lawsuit, the Company could suffer losses which could be in excess of any reserves established relating to that lawsuit and these losses could be material.

The Company enters into hedging transactions that could expose it to contingent liabilities in the future and adversely impact its financial condition.

     Subject to maintaining the Company's qualification as a REIT, part of the Company's strategy involves entering into hedging transactions that could require it to fund cash payments in certain circumstances (such as the early termination of a hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin assets it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in the Company's consolidated results of operations. The Company's ability to fund these obligations will depend on the liquidity of its assets and access to capital at the time. The need to fund these obligations could adversely impact the Company's financial condition.

Hedging against interest rate exposure may adversely affect the Company's earnings, which could reduce its cash available for distribution to its stockholders.

     Subject to maintaining its qualification as a REIT, the Company pursues various hedging strategies to seek to reduce its exposure to adverse changes in interest rates. The Company's hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect the Company because, among other things:

  interest rate hedging can be expensive, particularly during periods of volatile interest rates;

  available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

  the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments or "mark to market" losses would reduce earnings or stockholders' equity;

  the amount of income that a REIT may earn from non-qualifying hedging transactions (other than through taxable REIT subsidiaries ("TRSs") to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;

  the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs the Company's ability to sell or assign the Company's side of the hedging transaction;

  the hedging counterparty owing money in the hedging transaction may default on its obligation to pay; and

  the duration of the hedge may not match the duration of the related liability.

     In general, when the Company originates or acquires a fixed-rate mortgage loan or hybrid ARM or a RMBS collateralized by such asset, the Company may, but is not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes the Company's borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect the Company from rising interest rates, because the borrowing costs are fixed for the duration of the fixed-rate portion of the related asset.

     However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on the Company's consolidated results of operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the asset would remain fixed. This situation may also cause the fair market value of the Company's asset to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, the Company may be forced to sell assets to maintain adequate liquidity, which could cause the Company to incur losses.

     In addition, the use of this swap hedging strategy effectively limits increases in the Company's book value in a declining rate environment, due to the effectively fixed nature of the Company's hedged borrowing costs. In an extreme rate decline, prepayment rates on the Company's assets might actually result in certain of the Company's assets being fully paid off while the corresponding swap or other hedge instrument remains outstanding. In such a situation, the Company may be forced to liquidate the swap or other hedge instrument at a level that causes it to incur a loss.

     The Company's hedging transactions, which are intended to limit losses, may actually adversely affect the Company's earnings, which could reduce its cash available for distribution to its stockholders.

The Company's use of derivatives may expose it to counterparty and other risks.

     Certain of the Company's subsidiaries have entered into over-the-counter interest rate swap agreements to hedge risks associated with movements in interest rates. Because interest rate swaps were not cleared through a central counterparty, the Company remains exposed to the counterparty's ability to perform its obligations under each such swap and cannot look to the creditworthiness of a central counterparty for performance. As a result, if an over-the-counter swap counterparty cannot perform under the terms of an interest rate swap, the Company's subsidiary would not receive payments due under that agreement, the Company may lose any unrealized gain associated with the interest rate swap and the hedged liability would cease to be hedged by the interest rate swap. While the Company would seek to terminate the relevant over-the-counter swap transaction and may have a claim against the defaulting counterparty for any losses, including unrealized gains, there is no assurance that the Company would be able to recover such amounts or to replace the relevant swap on economically viable terms or at all. In such case, the Company could be forced to cover its unhedged liabilities at the then current market price. The Company may also be at risk for any collateral the Company has pledged to secure the Company's obligations under the over-the-counter interest rate swap if the counterparty becomes insolvent or files for bankruptcy.

     Furthermore, the Company's swap transactions are subject to increasing statutory and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Recently, new regulations have been promulgated by U.S. and foreign regulators attempting to strengthen oversight of derivative contracts. Any actions taken by regulators could constrain the Company's strategy and could increase its costs, either of which could materially and adversely impact its consolidated results of operations.

     In particular, the Dodd-Frank Act requires certain derivatives, including certain interest rate swaps, to be executed on a regulated market and cleared through a central counterparty. Unlike uncleared swaps, the counterparty for the cleared swaps is the clearing house, which reduces counterparty risk. However, cleared swaps require the Company to appoint clearing brokers and to post margin in accordance with the clearing house's rules, which has resulted in increased costs for cleared swaps over uncleared swaps. It is expected that margin requirements will be introduced for uncleared swaps during the next 12 – 18 months which will exceed the margin requirements, and the costs to the Company, over cleared swaps. The margin regulations for both cleared and uncleared swaps are also expected to limit eligible margin to cash and specified types of securities, which may further increase the costs of hedging and induce the Company to change or reduce its use of hedging transactions.

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

Regulation as a commodity pool operator could subject the Company to additional regulation and compliance requirements which could materially adversely affect the Company's business and financial condition.

     The Dodd-Frank Act extended the reach of commodity regulations for the first time to include not just traditional futures and options contracts but also derivative contracts referred to as "swaps." As a consequence of this change, any investment fund that trades in swaps may be considered a "commodity pool" under regulations issued by the relevant regulator, the U.S. Commodity Futures Trading Commission ("CFTC"). If the Company is a commodity pool, unless an exemption applies, its operator will be regulated as a commodity pool operator ("CPO"). Under revised requirements issued by the CFTC, CPOs must register or file for an exemption from registration with the National Futures Association, the self-regulatory organization for CFTC-regulated swaps and other financial instruments, and become subject to regulation by the CFTC, including with respect to disclosure, recordkeeping and reporting.

     On December 7, 2012, the CFTC issued a No-Action Letter that provides mortgage REITs relief from such registration ("No-Action Letter") if they meet certain conditions and submit a claim for such no-action relief by email to the CFTC. The Company believes it meets the conditions set forth in the No-Action Letter and it has filed its claim with the CFTC to permit the use of the no-action relief from registration. However, if in the future the Company does not meet the conditions set forth in the No-Action Letter or the relief provided by the No-Action Letter becomes unavailable for any other reason and the Company is unable to obtain another exemption from registration, the Company may be required to reduce or eliminate its use of interest rate swaps or vary the manner in which it deploys interest rate swaps in its business in order to mitigate the cost of compliance with the commodity pool regulations. Further, the Company or its directors may be required to register with the CFTC as CPOs and the Advisor may be required to register as a "commodity trading advisor" with the CFTC in order to execute or maintain the Company's hedging strategy. This will subject the Company, its directors and the Advisor to regulation by the CFTC and require compliance with the CFTC's swap rules. In the event registration for the Company, its directors or the Advisor is required but is not obtained, the Company, its directors or the Advisor may be subject to fines, penalties and other civil or governmental actions or proceedings. The costs of compliance with the CFTC regulations, or the changes to the Company's hedging strategy necessary to avoid their application, could have a material adverse effect on the Company's business, financial condition and consolidated results of operations.

If the Company attempts to qualify for hedge accounting treatment for its derivative instruments, but the Company fails to so qualify, it may suffer because losses on the derivatives that the Company enters into may not be offset by a change in the fair value of the related hedged transaction.

     If the Company attempts to qualify for hedge accounting treatment for the Company's derivative instruments, but it fails to so qualify for a number of reasons, including if the Company uses instruments that do not meet the definition of a derivative (such as short sales), the Company fails to satisfy hedge documentation and hedge effectiveness assessment requirements or the Company's instruments are not highly effective, the Company may suffer because losses on the derivatives the Company holds may not be offset by a change in the fair value of the related hedged transaction.

Declines in the fair market values of the Company's assets may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to the Company's stockholders.

     A portion of the Company's assets may be classified for accounting purposes as "available-for-sale." Other than in the instances of other-than-temporary impairment, changes in the fair market values of most of these assets will be directly charged or credited to stockholders' equity. As a result, a decline in values may reduce the book value of the Company. Moreover, if the decline in value of an available-for-sale security is other than temporary or if the Company elects the fair value option in respect of such security, such decline will reduce earnings.

     A decline in the fair market value of the Company's assets may adversely affect it, particularly in instances where the Company has borrowed money based on the fair market value of those assets. If the fair market value of those assets declines, the lender may require the Company to post additional collateral to support the loan. If the Company were unable to post the additional collateral, it would have to sell the assets at a time when it might not otherwise choose to do so. A reduction in credit available may reduce the Company's earnings and, in turn, cash available for distribution to stockholders.

Risks Related to the Company's Assets and the Company's Target Assets

The Company may not realize gains or income from its assets, which could cause the value of its common stock to decline.

     The Company seeks to generate both current income and capital appreciation for its stockholders. However, the Company's assets may not appreciate in value and, in fact, may decline in value, and the debt assets the Company owns, originates or acquires may default on interest and/or principal payments. Accordingly, the Company may not be able to realize gains or income from the Company's assets. Any gains that the Company does realize may not be sufficient to offset any other losses the Company experiences. Any income that the Company realizes may not be sufficient to offset the Company's expenses.

The Company's portfolio of assets may be concentrated and will be subject to risk of default.

     While the Company intends to diversify its portfolio of assets in the manner described in this annual report on Form 10-K, the Company is not required to observe specific diversification criteria, except as may be set forth in the guidelines adopted by the Company's board of directors. Therefore, the Company's portfolio of assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. For example, as of December 31, 2013, the five states that represented the largest portion of mortgage loans (measured by outstanding principal balance) were: California (25.6%); Florida (17.8%); Georgia (6.8%); New Jersey (4.6%); and Virginia (4.0%). To the extent that the Company's portfolio is concentrated in any one region or type of security, downturns relating generally to such region or type of security may result in defaults on a number of its assets within a short time period, which may reduce the Company's net income and the value of its common stock and accordingly reduce its ability to pay dividends to its stockholders.

The spread between swap rates and residential mortgage loans and non-Agency RMBS may widen due to difficult market conditions, which may adversely affect lending terms for these assets and have a negative impact on the Company's stated book value.

     Since the onset of the financial crisis that began in 2007, the spread between swap rates and residential mortgage loans and non-Agency RMBS has been volatile. Spreads on these assets initially moved wider due to the difficult credit conditions and have only recovered a portion of that widening. As the prices of securitized assets declined, a number of investors and a number of structured investment vehicles faced margin calls from dealers and were forced to sell assets in order to reduce leverage. The price volatility of these assets also impacted lending terms in the repurchase market, as counterparties raised margin requirements to reflect the more difficult environment. The spread between the yield on the Company's assets and its funding costs is an important factor in the performance of this aspect of the Company's business. Wider spreads imply greater income on new asset purchases but may have a negative impact on the Company's stated book value. Wider spreads generally negatively impact asset prices. In an environment where spreads are widening, counterparties may require additional collateral to secure borrowings, which may require the Company to reduce leverage by selling assets.

The Company holds and may originate or acquire additional residential mortgage loans and non-Agency RMBS collateralized by subprime mortgage loans, which are subject to increased risks.

     The Company holds and may originate or acquire additional residential mortgage loans and non-Agency RMBS backed by collateral pools of mortgage loans that have been originated using underwriting standards that are less restrictive than those used in underwriting "prime mortgage loans" and "alternative-A mortgage loans." These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent years experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans, the performance of subprime mortgage loans and non-Agency RMBS backed by subprime mortgage loans that the Company holds and may originate or acquire could be correspondingly adversely affected, which could adversely impact the Company's consolidated results of operations, financial condition and business.

Deficiencies in the underwriting of newly originated residential mortgage loans may result in an increase in the severity of losses on the Company's residential mortgage loans.

     The Company plans, over time, to evolve its whole loan strategy to include newly originated residential mortgage loans, which the Company expects to become a core component of its strategy. The underwriting of newly originated residential mortgage loans is different than the underwriting and investment process related to seasoned mortgage loans and RMBS, which focuses, in part, on performance history.

     Prior to originating or acquiring residential mortgage loans or other assets, the Company may undertake underwriting and due diligence efforts with respect to various aspects of the loan or asset. When underwriting or conducting due diligence, the Company relies on resources and data available to it, which may be limited, and on investigations by third parties. The Company may also only conduct due diligence on a sample of a pool of loans or assets it is acquiring and assume that the sample is representative of the entire pool. The Company's underwriting and due diligence efforts may not reveal matters which could lead to losses. If the Company's underwriting process is not robust enough or if it does not conduct adequate due diligence, or the scope of the Company's underwriting or due diligence is limited, the Company may incur losses.

     During the mortgage loan underwriting process, appraisals are generally obtained on the collateral underlying each prospective mortgage. The quality of these appraisals may vary widely in accuracy and consistency. The appraiser may feel pressure from the broker or lender to provide an appraisal in the amount necessary to enable the originator to make the loan, whether or not the value of the property justifies such an appraised value. Inaccurate or inflated appraisals may result in an increase in the severity of losses on the residential mortgage loans.

     Although mortgage originators generally underwrite mortgage loans in accordance with their pre-determined loan underwriting guidelines, from time to time and in the ordinary course of business, originators, including the Company, may make exceptions to these guidelines. On a case by case basis, underwriters may determine that a prospective borrower that does not strictly qualify under the underwriting guidelines warrants an underwriting exception, based upon compensating factors. Compensating factors may include a lower loan-to-value ratio, a higher debt coverage ratio, experience as an owner or investor, higher borrower net worth or liquidity, stable employment, longer length of time in business and length of time owning the property. Loans originated with exceptions may result in a higher number of delinquencies and defaults.

Losses could occur due to a counterparty that sold the Company a loan refusing to or being unable to repurchase that loan or pay damages related to breaches of representations made by the seller and due to inaccurate representations made by the Company in connection with its sale of a loan.

     While the Company has not yet begun originating or purchasing newly originated loans, it has taken steps to build out its capabilities. Losses could occur due to a counterparty that sold the Company a loan or other asset refusing to or being unable to (e.g., due to its financial condition) repurchase that loan or asset or pay damages to the Company if the Company determines subsequent to purchase that one or more of the representations or warranties made to the Company in connection with the sale was inaccurate.

     Even if the Company obtains representations and warranties from the counterparties from whom it acquired the loans or other assets, they may not parallel the representations and warranties the Company makes to subsequent purchasers of the loans or may otherwise not protect the Company from losses, including, for example, due to the counterparty being insolvent or otherwise unable to make a payment to the Company at the time it claims damages for a breach of representation or warranty. Furthermore, to the extent the Company claims that counterparties from which the Company has acquired loans have breached their representations and warranties to the Company, it may adversely impact the Company's business relationship with those counterparties, including by reducing the volume of business the Company conducts with those counterparties, which could negatively impact the Company's ability to acquire loans and the Company's business. To the extent the Company has significant exposure to representations and warranties made to it by one or more counterparties from which the Company acquires loans, the Company may determine, as a matter of risk management, to reduce or discontinue loan acquisitions from those counterparties, which could reduce the volume of mortgage loans the Company acquires and negatively impact the Company's business and financial results.

     In addition, when selling loans (including sales into a securitization trust), the Company will typically be required to make representations and warranties to the purchaser regarding, among other things, certain characteristics of those assets, including characteristics the Company seeks to verify through the Company's underwriting and due diligence efforts. If the Company's representations and warranties are inaccurate with respect to any asset, it may be obligated to repurchase that asset or pay damages, which may result in a loss. The Company generally does not establish reserves for potential liabilities relating to representations and warranties it makes unless and until the Company believes that those liabilities are both probable and estimable, as determined in accordance with U.S. GAAP. As a result, the Company may not have reserves relating to these potential liabilities or any reserves it may establish could be inadequate.

The residential mortgage loans and the mortgage loans underlying the RMBS that the Company holds and intends to originate or acquire may be subject to defaults, foreclosure timeline extension, fraud and residential price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, which could result in losses to the Company.

     The residential mortgage loans and the mortgage loans underlying the RMBS that the Company holds and intends to originate or acquire may be subject to the risks of defaults, foreclosure timeline extension, fraud and home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal. The ability of a borrower to repay a mortgage loan secured by a residential property is dependent upon the income or assets of the borrower.

     A number of factors may impair borrowers' abilities to repay their loans, including:

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

     In the event of defaults on the residential mortgage loans that the Company holds, originates or acquires or that underlie its investments in RMBS and the exhaustion of any underlying or any additional credit support, the Company may not realize its anticipated return on its investments and the Company may incur a loss on these investments. In addition, the Company's investments in non-Agency RMBS will be backed by residential real property but, in contrast to Agency RMBS, their principal and interest will not be guaranteed by federally chartered entities such as Fannie Mae and Freddie Mac and, in the case of Ginnie Mae, the U.S. Government. The ability of a borrower to repay these loans or other financial assets is dependent upon the income or assets of these borrowers.

The Company may be affected by alleged or actual deficiencies in servicing and foreclosure practices of third parties, as well as related delays in the foreclosure process.

     Allegations of deficiencies in servicing and foreclosure practices among several large sellers and servicers of residential mortgage loans that surfaced in 2010 raised various concerns relating to such practices, including the improper execution of the documents used in foreclosure proceedings ("robo signing"), inadequate documentation of transfers and registrations of mortgages and assignments of loans, improper modifications of loans, violations of representations and warranties at the date of securitization and failure to enforce put-backs.

     As a result of alleged deficiencies in foreclosure practices, a number of servicers temporarily suspended foreclosure proceedings beginning in the second half of 2010 while they evaluated their foreclosure practices. In late 2010, a group of state attorneys general and state bank and mortgage regulators representing nearly all 50 states and the District of Columbia, along with the U.S. Justice Department and the Department of Housing and Urban Development, began an investigation into foreclosure practices of banks and servicers. The investigations and lawsuits by several state attorneys general led to a settlement agreement in March 2012 with five of the nation's largest banks, pursuant to which the banks agreed to pay more than $25 billion to settle claims relating to improper foreclosure practices. The settlement does not prohibit the states, the federal government, individuals or investors in RMBS from pursuing additional actions against the banks and servicers in the future.

     The integrity of the servicing and foreclosure processes are critical to the value of the residential mortgage loans and the RMBS collateralized by residential mortgage loans in which the Company invests, and the Company's financial results could be adversely affected by deficiencies in the conduct of those processes. For example, delays in the foreclosure process that have resulted from investigations into improper servicing practices may adversely affect the values of, and the Company's losses on, the residential mortgage loans and non-Agency RMBS the Company owns or may originate or acquire. Foreclosure delays may also increase the administrative expenses of any securitization trusts that the Company may sponsor for non-Agency RMBS, thereby reducing the amount of funds available for distribution to the Company's stockholders. In addition, the subordinate classes of securities issued by any such securitization trusts may continue to receive interest payments while the defaulted loans remain in the trusts, rather than absorbing the default losses. This may reduce the amount of credit support available for the senior classes the Company may own, thus possibly adversely affecting these securities.

     In addition, in these circumstances, the Company may be obligated to fund any obligation of the servicer to make advances on behalf of a delinquent loan obligor. To the extent that there are significant amounts of advances that need to be funded in respect of loans where the Company owns the servicing right, it could have a material adverse effect on the Company's business and financial results.

     While the Company believes that the sellers and servicers would be in violation of their servicing contracts to the extent that they have improperly serviced mortgage loans or improperly executed documents in foreclosure or bankruptcy proceedings, or do not comply with the terms of servicing contracts when deciding whether to apply principal reductions, it may be difficult, expensive and time consuming for the Company to enforce its contractual rights. The Company continues to monitor and review the issues raised by the alleged improper foreclosure practices. While the Company cannot predict exactly how the servicing and foreclosure matters or the resulting litigation or settlement agreements will affect its business, there can be no assurance that these matters will not have an adverse impact on the Company's consolidated results of operations and financial condition.

The commercial mortgage loans underlying the CMBS the Company may hold and acquire may be subject to defaults, foreclosure timeline extension, fraud and commercial price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, which could result in losses to the Company.

     CMBS are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Commercial mortgage loans are secured by multifamily or commercial property and may be subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things, tenant mix;

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

The Company's investments may include subordinated tranches of RMBS or CMBS, which are subordinate in right of payment to more senior securities.

     The Company's investments may include subordinated tranches of RMBS or CMBS, which are subordinated classes of securities in a structure of securities collateralized by a pool of mortgage loans and, accordingly, are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions than more senior securities. As a result, such subordinated interests generally are not actively traded and may not provide holders thereof with liquid investments.

If the Advisor underestimates the loss-adjusted yields of the Company's CMBS investments, the Company may experience losses.

     The Advisor expects to value any CMBS investments based on loss-adjusted yields, taking into account estimated future losses on the mortgage loans included in the securitization's pool of loans, and the estimated impact of these losses on expected future cash flows. The Advisor's loss estimates may not prove accurate, as actual results may vary from estimates. In the event that the Advisor underestimates the pool level losses relative to the price the Company pays for a particular CMBS investment, the Company may experience losses with respect to such investment.

The Company may not control the special servicing of the mortgage loans included in the CMBS in which it may invest and, in such cases, the special servicer may take actions that could adversely affect the Company's interests.

     With respect to CMBS in which the Company may invest, overall control over the special servicing of the related underlying mortgage loans will be held by a "directing certificateholder" or a "controlling class representative," which is appointed by the holders of the most subordinate class of CMBS in such series. The Company may not have the right to appoint the directing certificateholder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificateholder, take actions with respect to the specially serviced mortgage loans that could adversely affect the Company's interests.

The Company may purchase interests in mortgage servicing rights, which will expose it to significant risks.

     MSRs are among the Company's target assets. Fannie Mae and Freddie Mac generally require mortgage servicers to be paid a minimum servicing fee that significantly exceeds the amount a servicer would charge in an arm's-length transaction. The minimum servicing fee required by the Agencies is therefore made up of the normal arm's-length servicing fee and the excess mortgage servicing amount.

     Any MSRs the Company acquires will be recorded at fair value on the Company's balance sheet based upon significant estimates and assumptions, with changes in fair value included in the Company's consolidated results of operations. Such estimates and assumptions would include, without limitation, estimates of future cash flows associated with MSRs based upon assumptions involving interest rates as well as the prepayment rates, delinquencies and foreclosure rates of the underlying serviced mortgage loans.

     The ultimate realization of the value of MSRs, which are measured at fair value on a recurring basis, may be materially different than the fair values of such MSRs as may be reflected in the Company's balance sheet as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. Accordingly, there may be material uncertainty about the fair value of any MSRs the Company acquires.

     Changes in interest rates are a key driver of the performance of MSRs. Historically, the value of MSRs has increased when interest rates rise and decreased when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. The Company may pursue various hedging strategies to seek to reduce its exposure to adverse changes in interest rates. The Company's hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect the Company. To the extent the Company does not utilize derivatives to hedge against changes in the fair value of MSRs, the Company's balance sheet, consolidated results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, MSRs as interest rates change.

     Prepayment speeds significantly affect excess mortgage servicing fees. Prepayment speed is the measurement of how quickly borrowers pay down the unpaid principal balance of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. The Company will base the price it pays for MSRs and the rate of amortization of those assets on factors such as the Company's projection of the cash flows from the related pool of mortgage loans. The Company's expectation of prepayment speeds will be a significant assumption underlying those cash flow projections. If prepayment speeds are significantly greater than expected, the carrying value of MSRs could exceed their estimated fair value. If the fair value of MSRs decreases, the Company would be required to record a non-cash charge, which would have a negative impact on its financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows the Company receives from MSRs, and the Company could ultimately receive substantially less than what it paid for such assets.

     Moreover, delinquency rates have a significant impact on the valuation of any excess mortgage servicing fees. An increase in delinquencies will generally result in lower revenue because typically the Company will only collect servicing fees from Agencies or mortgage owners for performing loans. If delinquencies are significantly greater than the Company expects, the estimated fair value of the MSRs could be diminished. When the estimated fair value of MSRs is reduced, the Company could suffer a loss, which could have a negative impact on the Company's financial results.

     Furthermore, MSRs are subject to numerous U.S. federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on the Company's business. The Company's failure to comply, or the failure of the servicer to comply, with the laws, rules or regulations to which the Company or the servicer are subject by virtue of ownership of MSRs, whether actual or alleged, could expose the Company to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on the Company's business, financial condition, consolidated results of operations or cash flows.

The receivables underlying the ABS the Company may acquire are subject to credit risks, liquidity risks, interest rate risks, market risks, operations risks, structural risks and legal risks, which could result in losses to the Company.

     ABS are securities backed by various asset classes, including auto loans, student loans, credit card loans, equipment loans, floor plan loans and small business loans fully guaranteed as to principal and interest by the U.S. Small Business Administration. A portion of the Company's target assets may be ABS. The structure of an ABS, and the terms of the investors' interest in the underlying collateral, can vary widely depending on the type of collateral, the desires of investors and the use of credit enhancements. Individual transactions can differ markedly in both structure and execution. Important determinants of the risk associated with issuing or holding ABS include (i) the relative seniority or subordination of the class of ABS held by an investor, (ii) the relative allocation of principal and interest payments in the priorities by which such payments are made under the governing documents, (iii) the effect of credit losses on both the issuing vehicle and investors' returns, (iv) whether the underlying collateral represents a fixed set of specific assets or accounts, (v) whether the underlying collateral assets are revolving or closed-end, (vi) the terms (including maturity of the ABS) under which any remaining balance in the accounts may revert to the issuing vehicle and (vii) the extent to which the entity that sold the underlying collateral to the issuing vehicle is obligated to provide support to the issuing vehicle or to investors. With respect to some types of ABS, the foregoing risks are more closely correlated with similar risks on corporate bonds of similar terms and maturities than with the performance of a pool of similar assets.

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

     Holders of ABS bear various risks, including credit risks, liquidity risks, interest rate risks, market risks, operations risks, structural risks and legal risks. Credit risk arises from (i) losses due to defaults by obligors under the underlying collateral and (ii) the issuing vehicle's or servicer's failure to perform its respective obligations under the transaction documents governing the ABS. These two risks may be related, as, for example, in the case of a servicer that does not provide adequate credit-review scrutiny to the underlying collateral, leading to a higher incidence of defaults.

     Market risk arises from the cash flow characteristics of the ABS, which for most ABS tend to be predictable. The greatest variability in cash flows comes from credit performance, including the presence of wind-down or acceleration features designed to protect the investor in the event that credit losses in the portfolio rise well above expected levels.

     Interest rate risk arises for the issuer from (i) the pricing terms on the underlying collateral, (ii) the terms of the interest rate paid to holders of the ABS and (iii) the need to mark to market the excess servicing or spread account proceeds carried on the issuing vehicle's balance sheet. For the holder of the security, interest rate risk depends on the expected life of the ABS, which may depend on prepayments on the underlying assets or the occurrence of wind-down or termination events. If the servicer becomes subject to financial difficulty or otherwise ceases to be able to carry out its functions, it may be difficult to find other acceptable substitute servicers and cash flow disruptions or losses may occur, particularly with underlying collateral comprised of non-standard receivables or receivables originated by private retailers who collect many of the payments at their stores.

     Structural and legal risks include the possibility that, in a bankruptcy or similar proceeding involving the originator or the servicer (often the same entity or affiliates), a court having jurisdiction over the proceeding could determine that, because of the degree to which cash flows on the assets of the issuing vehicle may have been commingled with cash flows on the originator's other assets (or similar reasons), (i) the assets of the issuing vehicle could be treated as never having been truly sold by the originator to the issuing vehicle and could be substantively consolidated with those of the originator, or (ii) the transfer of such assets to the issuer could be voided as a fraudulent transfer. The time and expense related to a challenge of such a determination also could result in losses and/or delayed cash flows.

An increase in interest rates may cause a decrease in the volume of certain of the Company's target assets, which could adversely affect its ability to originate or acquire target assets that satisfy its investment objectives and to generate income and make distributions.

     Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of the Company's target assets available to it, which could adversely affect the Company's ability to originate or acquire assets that satisfy its investment objectives. Rising interest rates may also cause the Company's target assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause the Company to be unable to originate or acquire a sufficient volume of its target assets with a yield that is above the Company's borrowing cost, the Company's ability to satisfy its investment objectives and to generate income and make distributions may be materially and adversely affected.

     The relationship between short-term and longer-term interest rates is often referred to as the "yield curve." Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), the Company's borrowing costs may increase more rapidly than the interest income earned on the Company's assets. Because the Company expects its investments, on average, generally will bear interest based on longer-term rates than the Company's borrowings, a flattening of the yield curve would tend to decrease the Company's net income and the fair market value of its net assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease the Company's net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event the Company's borrowing costs may exceed its interest income and the Company could incur operating losses.

Increases in interest rates could adversely affect the value of the Company's investments and cause its interest expense to increase, which could result in reduced earnings or losses and negatively affect the Company's profitability as well as the cash available for distribution to the Company's stockholders.

     The Company seeks to invest in residential mortgage loans, non-Agency RMBS, MSRs, Agency RMBS and other real estate-related and financial assets, including IOs, CMBS and ABS. In a normal yield curve environment, an investment in such assets will generally decline in value if long-term interest rates increase. Declines in fair market value may ultimately reduce earnings or result in losses to the Company, which may negatively affect cash available for distribution to the Company's stockholders.

     A significant risk associated with the Company's target assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates increased significantly, the fair market value of these investments would decline, and the duration and weighted average life of the investments would increase. The Company could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on the Company's repurchase agreements.

     Fair market values of the Company's investments may decline without any general increase in interest rates for a number of reasons, such as increases or expected increases in defaults, or increases or expected increases in voluntary prepayments for those investments that are subject to prepayment risk or widening of credit spreads.

     In addition, in a period of rising interest rates, the Company's operating results will depend in large part on the difference between the income from the Company's assets and the Company's financing costs. The Company anticipates that, in most cases, the income from such assets will respond more slowly to interest rate fluctuations than the cost of its borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence the Company's net income. Increases in these rates will tend to decrease the Company's net income and fair market value of its assets.

Interest rate mismatches between the Company's ARMs and RMBS backed by ARMs or hybrid ARMs and the Company's borrowings used to fund its purchases of these assets may cause it to suffer losses.

     The Company funds its residential mortgage loans and RMBS with borrowings that have interest rates that adjust more frequently than the interest rate indices and repricing terms of ARMs and RMBS backed by ARMs or hybrid ARMs. Accordingly, if short-term interest rates increase, the Company's borrowing costs may increase faster than the interest rates on its ARMs and RMBS backed by ARMs or hybrid ARMs adjust. As a result, in a period of rising interest rates, the Company could experience a decrease in net income or a net loss.

     In most cases, the interest rate indices and repricing terms of ARMs and RMBS backed by ARMs or hybrid ARMs and the Company's borrowings are not identical, thereby potentially creating an interest rate mismatch between the Company's investments and its borrowings. While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods when the spread between these indices was volatile. During periods of changing interest rates, these interest rate index mismatches could reduce the Company's net income or produce a net loss, and adversely affect the level of the Company's dividends and the market price of its common stock.

     In addition, ARMs and RMBS backed by ARMs or hybrid ARMs are typically subject to lifetime interest rate caps that limit the amount an interest rate can increase through the maturity of the ARMs. However, the Company's borrowings under repurchase agreements typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on the Company's borrowings could increase without limitation while caps could limit the interest rates on these types of assets. This problem is magnified for ARMs and RMBS backed by ARMs or hybrid ARMs that are not fully indexed. Further, some ARMs and RMBS backed by ARMs or hybrid ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, the Company may receive less cash income on these types of assets than the Company needs to pay interest on its related borrowings. These factors could reduce the Company's net interest income and cause it to suffer a loss during periods of rising interest rates.

Interest rate fluctuations may adversely affect the level of the Company's net income and the value of the Company's assets and common stock.

     Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company's control. Interest rate fluctuations present a variety of risks, including the risk of a narrowing of the difference between asset yields and borrowing rates, flattening or inversion of the yield curve and fluctuating prepayment rates, and may adversely affect the Company's income and the value of its assets and common stock.

Because the Company holds and may originate or acquire additional fixed-rate assets, an increase in interest rates on the Company's borrowings may adversely affect its book value.

     Increases in interest rates may negatively affect the fair market value of the Company's assets. Any fixed-rate assets the Company holds, originates or acquires generally will be more negatively affected by these increases than adjustable-rate assets. In accordance with accounting rules, the Company will be required to reduce its earnings for any decrease in the fair market value of its assets that are accounted for under the fair value option. The Company will be required to evaluate its assets on a quarterly basis to determine their fair value by using third-party bid price indications provided by dealers who make markets in these assets or by third-party pricing services. If the fair value of an asset is not available from a dealer or third-party pricing service, the Company will estimate the fair value of the asset using a variety of methods, including discounted cash flow analysis, matrix pricing, option-adjusted spread models and fundamental analysis. Aggregate characteristics taken into consideration include type of collateral, index, margin, periodic cap, lifetime cap, underwriting standards, age and delinquency experience. However, the fair value reflects estimates and may not be indicative of the amounts the Company would receive in a current market exchange. If the Company determines that a security is other-than-temporarily impaired, the Company would be required to reduce the value of such security on its balance sheet by recording an impairment charge in its income statement and its stockholders' equity would be correspondingly reduced. Reductions in stockholders' equity decrease the amounts the Company may borrow to originate or purchase additional target assets, which could restrict the Company's ability to increase its net income.

Because the assets the Company holds and expects to originate or acquire may experience periods of illiquidity, the Company may lose profits or be prevented from earning capital gains if the Company cannot sell mortgage-related assets at an opportune time.

     The Company bears the risk of being unable to dispose of its assets at advantageous times or in a timely manner because mortgage-related assets generally experience periods of illiquidity, including the recent period of delinquencies and defaults with respect to residential mortgage loans. The lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. As a result, the Company's ability to vary its portfolio in response to changes in economic and other conditions may be relatively limited, which may cause it to incur losses.

The Company may experience a decline in the fair market value of its assets.

     A decline in the fair market value of the Company's assets and the assets which it intends to originate or acquire may require the Company to recognize an "other-than-temporary" impairment against such assets under U.S. GAAP, if the Company were to determine that, with respect to any debt security in unrealized loss positions, the Company does not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, the Company would recognize realized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair market value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect the Company's future losses or gains, as they are based on the difference between the sale price received and the adjusted amortized cost of such assets at the time of sale. In addition, the Company has elected the fair value option for its residential mortgage loans and RMBS and future mortgage related assets may also be carried at fair value. Accordingly, declines in the fair value of these assets will also be recognized as unrealized losses through earnings and will adversely impact the results of its operations for the period in which such change in value occurs.

Many of the assets in the Company's portfolio will be recorded at fair value and, as a result, there will be uncertainty as to the value of these assets.

     Many of the assets in the Company's portfolio are and will likely be in the form of assets that are not publicly traded. The fair value of residential mortgage loans, RMBS and other mortgage-related assets that are not publicly traded may not be readily determinable. The Company values these assets quarterly at fair value, as determined in accordance with applicable accounting standards, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of the Company's assets may fluctuate over short periods of time and the Company's determinations of fair value may differ materially from the values that would have been used if a ready market for these assets existed. The value of the Company's common stock could be adversely affected if its determinations regarding the fair value of these assets were materially higher than the values that the Company ultimately realizes upon their disposal.

Prepayment rates may adversely affect the value of the Company's portfolio of assets.

     There are seldom any restrictions on borrowers' abilities to prepay their residential mortgage loans. Declines in interest rates may cause an increase in prepayment rates of mortgage loans. In addition, both HARP and QE3 may also cause an increase in prepayment rates. The Company generally receives distributions from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the RMBS. Faster than expected prepayments could adversely affect the Company's profitability, including in the following ways:

  The Company may purchase residential mortgage loans and RMBS that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, the Company may pay a premium over the par value to acquire the asset. In accordance with U.S. GAAP, the Company may amortize this premium over the estimated term of the residential mortgage loans or RMBS. If the asset is prepaid in whole or in part prior to its maturity date, however, the Company may be required to expense the premium that was prepaid at the time of the prepayment.

  The Company also may acquire residential mortgage loans and RMBS at a lower interest rate than the market interest rate at the time. This would adversely affect the Company's profitability. Slower-than-expected prepayments may also adversely affect the fair market value of discounted residential mortgage loans and RMBS.

  The Company anticipates that a substantial portion of its ARMs and adjustable-rate RMBS may bear interest rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If an ARM or adjustable-rate RMBS is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the Company will have held that ARM or RMBS while it was least profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.

  If the Company is unable to originate or acquire new residential mortgage loans or RMBS similar to the prepaid assets, the Company's financial condition, results of operation and cash flow would suffer. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions, the relative interest rates on fixed-rate mortgages and ARMs, the credit rating of the borrower, the rate of home price appreciation or depreciation, and foreclosures and lender competition.

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

     The Company's success depends in part on its ability to analyze the relationship of changing interest rates on prepayments of mortgage loans. Changes in interest rates and prepayments affect the market price of the residential mortgage loans and RMBS that the Company intends to originate or purchase and any residential mortgage loans and RMBS that the Company holds at a given time. As part of the Company's overall portfolio risk management, the Company will analyze interest rate changes and prepayment trends separately and collectively to assess their effects on the Company's portfolio of assets. In conducting this analysis, the Company will depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. If dislocations in the residential mortgage market or other developments change the way that prepayment trends have historically responded to interest rate changes, the Company's ability to (i) assess the fair market value of its portfolio of assets, (ii) implement its hedging strategies and (iii) implement techniques to reduce its prepayment rate volatility would be significantly affected, which could materially adversely affect the Company's financial position and consolidated results of operations. In particular, despite the historically low interest rates, recent dislocations, including home price depreciation resulting in many borrowers owing more on their mortgage than the values of their homes, have prevented many such borrowers from refinancing their mortgage loans, which has impacted prepayment rates and the value of residential mortgage loans and RMBS assets. However, mortgage loan modification and refinance programs or future legislative action may make refinancing mortgage loans more accessible or attractive to such borrowers, which could cause the rate of prepayments on residential mortgage loans and RMBS assets to accelerate. For residential mortgage loans and RMBS assets, including some of the Company's RMBS assets, that were purchased or are trading at premium to their par value, higher prepayment rates would adversely affect the value of such assets or cause the holder to incur losses with respect to such assets.

Risks Related to Owning The Company's Common Stock

Common stock and preferred stock eligible for future sale may have adverse effects on the Company's share price.

     Subject to applicable law, the Company's board of directors has the authority, without further stockholder approval, to authorize the Company to issue additional authorized shares of common stock and preferred stock on the terms and for the consideration it deems appropriate, including shares of common stock issuable upon exchange of the Exchangeable Senior Notes. The Company cannot predict the effect, if any, of future sales of its common stock, or the availability of shares for future sales, on the market price of its common stock. As of March 10, 2014, the Company had 8,897,800 shares of common stock outstanding which are comprised of (i) 7,970,886 shares of common stock, and (ii) 926,914 Operating Partnership units ("OP units"), which are exchangeable, on a one-for-one basis, into cash or, at the Company's option, for shares of the Company's common stock. In addition, the Exchangeable Senior Notes are exchangeable for shares of the Company's common stock or, to the extent necessary to satisfy NYSE listing requirements, cash, at an exchange rate of 54.3103 shares of common stock for each $1,000 aggregate principal amount of the Exchangeable Senior Notes, subject to adjustment and other limitations under certain circumstances. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" of this annual report on Form 10-K, for a discussion of the terms of the Exchangeable Senior Notes. The market price of the Company's common stock may also decline significantly when a registration statement is filed pursuant to a registration rights agreement in respect of shares of its common stock issuable upon exchange of the Exchangeable Senior Notes. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for the Company's common stock.

For as long as the Company is an emerging growth company, the Company will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about the Company's executive compensation, that apply to other public companies.

     Upon the completion of its IPO, the Company became subject to reporting and other obligations under the Exchange Act. In April 2012, the Jumpstart Our Business Startups Act (the "JOBS Act") was enacted into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for "emerging growth companies," including certain requirements relating to accounting standards and compensation disclosure. The Company is an "emerging growth company" as defined in the JOBS Act and may remain an emerging growth company for up to five full fiscal years. Unlike public companies that are not "emerging growth companies," for as long as the Company is an emerging growth company, the Company will not be required to (i) provide an auditor's attestation report on internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), (ii) comply with any new requirements adopted by the Public Company Accounting Oversight Board ("PCAOB") requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iii) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (iv) provide certain disclosure regarding executive compensation required of larger public companies or (v) hold shareholder advisory votes on executive compensation. The Company cannot predict if investors will find its shares of common stock less attractive if the Company chooses to rely on these exemptions.

Future offerings of debt or equity securities or notes exchangeable for shares of common stock, which may rank senior to the Company's common stock, may adversely affect the market price of the Company's common stock.

     If the Company issues debt securities, including issuances of notes by the Operating Partnership which are exchangeable for shares of common stock of the Company, which rank senior to the Company's common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting the Company's operating flexibility. Additionally, any equity securities or convertible or exchangeable securities that the Company issues in the future may have rights, preferences and privileges more favorable than those of the Company's common stock and may result in dilution to owners of the Company's common stock. The Company and, indirectly, the Company's stockholders, will bear the cost of issuing and servicing such securities. Because the Company's decision to issue debt, exchangeable notes or equity securities in any future offering will depend on market conditions and other factors beyond the Company's control, the Company cannot predict or estimate the amount, timing or nature of the Company's future offerings. Thus, holders of the Company's common stock will bear the risk of the Company's future offerings, reducing the market price of the Company's common stock and diluting the value of their stock holdings in the Company.

The Company has not established a minimum distribution payment level and the Company cannot assure stockholders of its ability to pay distributions in the future.

     The Company's current policy is to pay distributions which will allow the Company to satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income tax on its undistributed income. The Company has not, however, established a minimum distribution payment level and the Company's ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this annual report on Form 10-K. All distributions will be made at the discretion of the Company's board of directors and will depend on the Company's earnings, its financial condition, any debt covenants, maintenance of the Company's REIT qualification, restrictions on making distributions under Maryland law and other factors as the Company's board of directors may deem relevant from time to time. The Company may not be able to make distributions in the future and the Company's board of directors may change the Company's distribution policy in the future. The Company believes that a change in any one of the following factors, among others, could adversely affect its consolidated results of operations and impair the Company's ability to pay distributions to its stockholders:

  the profitability of the assets the Company holds, originates or acquires;

  the Company's ability to make profitable acquisitions;

  margin calls or other expenses that reduce the Company's cash flow;

  defaults in the Company's asset portfolio or decreases in the value of the Company's portfolio; and

  the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

     The Company cannot provide any assurance that it will achieve results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions in the future. In addition, some of the Company's distributions may include a return of capital.

Risks Related to The Company's Organization and Structure

Conflicts of interest could arise as a result of the Company's UpREIT structure.

     Conflicts of interest could arise in the future as a result of the relationships between the Company and its affiliates, on the one hand, and the Operating Partnership or any partner thereof, on the other. The Company's directors and officers have duties to the Company under applicable Maryland law in connection with their management of the Company. At the same time, the Company, through the Operating Partnership subsidiary, has fiduciary duties, as a general partner, to the Operating Partnership and to the limited partners under Delaware law in connection with the management of the Operating Partnership. The Company's duties, through the Operating Partnership subsidiary, as a general partner to the Operating Partnership and its partners may come into conflict with the duties of the Company's directors and officers.

Certain provisions of Maryland law could inhibit changes in control and prevent the Company's stockholders from realizing a premium over the then-prevailing market price of the Company's common stock.

     Certain provisions of the Maryland General Corporation Law ("MGCL") may have the effect of deterring a third party from making a proposal to acquire the Company or of impeding a change in control under circumstances that otherwise could provide the holders of shares of the Company's common stock with the opportunity to realize a premium over the then-prevailing market price of such shares.

     The Company is subject to the "business combination" provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including, generally, a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between the Company and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of the voting power of the Company's outstanding voting stock or an affiliate or associate of the Company who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the Company's outstanding stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between the Company and an interested stockholder generally must be recommended by the Company's board of directors and approved by the affirmative vote of at least (i) eighty percent of the votes entitled to be cast by holders of outstanding shares of the Company's voting stock; and (ii) two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority vote requirements do not apply if the Company's common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the stockholder would otherwise have become an interested stockholder. Pursuant to the statute, the Company's board of directors will by resolution exempt business combinations (i) between the Company and ZAIS or its affiliates and (ii) between the Company and any person, provided that such business combination is first approved by the Company's board of directors (including a majority of the Company's directors who are not affiliates or associates of such person). Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between the Company and any of them. As a result, any person described above may be able to enter into business combinations with the Company that may not be in the best interest of the Company's stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute.

     The "control share" provisions of the MGCL provide that a holder of "control shares" of a Maryland corporation (defined as voting shares of stock which, when aggregated with all other shares of stock owned by the stockholder or in respect of which the stockholder is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership of or the power to direct the exercise of voting power with respect to "control shares," subject to certain exceptions) have no voting rights except to the extent approved by the Company's stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, the Company's officers and employees who are also the Company's directors. The Company's bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of the Company's stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

The Company's ability to issue additional shares of common and preferred stock may prevent a change in the Company's control.

     The Company's charter authorizes it to issue additional authorized but unissued shares of common or preferred stock. In addition, the Company's board of directors may, without stockholder approval, amend the Company's charter to increase or decrease the aggregate number of shares of the Company's stock or the number of shares of stock of any class or series that the Company has the authority to issue. As a result, the Company's board may establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for shares of the Company's common stock or otherwise be in the best interest of the Company's stockholders.

The Company's rights and the Company's stockholders' rights to take action against the Company's directors and officers are limited, which could limit the Company's stockholders' recourse in the event of actions not in the Company's stockholders' best interests.

     As permitted by Maryland law, the Company's charter limits the liability of its directors and officers to the Company and its stockholders for money damages, except for liability resulting from:

  actual receipt of an improper benefit or profit in money, property or services; or

  a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

     In addition, the Company's charter authorizes it, to the maximum extent permitted by Maryland law, to obligate the Company to indemnify any present or former director or officer or any individual who, while a director or officer of the Company and at its request, serves or has served another corporation, real estate investment trust, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise as a director, officer, partner, trustee, member or manager from and against any claim or liability to which that individual may become subject or which that individual may incur by reason of his or her service in any of the foregoing capacities and to pay or reimburse his or her reasonable expenses in advance of final disposition of a proceeding. The Company's bylaws obligate it, to the maximum extent permitted by Maryland law, to indemnify any present or former director or officer or any individual who, while a director or officer of the Company and at its request, serves or has served another corporation, real estate investment trust, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise as a director, officer, partner, trustee, member or manager and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity from and against any claim or liability to which that individual may become subject or which that individual may incur by reason of his or her service in any of the foregoing capacities and to pay or reimburse his or her reasonable expenses in advance of final disposition of a proceeding. The Company's charter and bylaws also permit it to indemnify and advance expenses to any individual who served a predecessor of the Company in any of the capacities described above and any employee or agent of the Company or a predecessor of the Company.

The Company's amended and restated bylaws designates the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for some litigation, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

     On March 11, 2014, the board of directors of the Company approved an amendment to its bylaws which, unless the Company consents in writing to the selection of an alternative forum, makes the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of any duty owed by any director or officer or other employee of the Company to the Company or to the stockholders of the Company, (iii) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the MGCL or the Company's charter or bylaws, or (iv) any action asserting a claim against the Company or any director or officer or other employee of the Company that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of the Company's capital stock shall be deemed to have notice of and to have consented to the provisions described above. This forum selection provision may limit the ability of stockholders of the Company to obtain a judicial forum that they find favorable for disputes with the Company or its directors, officers, employees, if any, or other stockholders.

Maintenance of the Company's 1940 Act exemption imposes limits on the Company's operations.

     The Company conducts, and intends to continue to conduct, its operations so as not to become regulated as an investment company under the 1940 Act. Because the Company is a holding company and conducts its businesses primarily through wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Company may own, may not have a combined value in excess of 40% of the value of the Company's total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, which the Company refers to as the 40% test. This requirement limits the types of businesses in which the Company may engage through its subsidiaries.

     The determination of whether an entity is a majority-owned subsidiary of the Company is made by the Company. The 1940 Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The 1940 Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. The Company treats companies in which it owns at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. The Company has not requested the SEC, or its staff, to approve the Company's treatment of any company as a majority-owned subsidiary and neither the SEC nor its staff has done so. If the SEC, or its staff, were to disagree with the Company's treatment of one of more companies as majority-owned subsidiaries, the Company would need to adjust its strategy and its assets in order to continue to pass the 40% test. Any such adjustment in the Company's strategy could have a material adverse effect on it.

     The Company believes that certain of its subsidiaries qualify to be excluded from the definition of investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exception generally requires that at least 55% of such subsidiaries' assets must be comprised of qualifying assets and at least 80% of their total assets must be comprised of qualifying assets and real estate-related assets under the 1940 Act. The Company will treat as qualifying assets for this purpose mortgage loans, Agency RMBS in which it holds all the certificates issued by the pool and other interests in real estate, in each case meeting certain other qualifications based upon SEC staff no-action letters. Although SEC staff no-action letters have not specifically addressed the categorization of these types of assets, the Company will also treat as qualifying assets for this purpose bridge loans wholly secured by first priority liens on real estate that provide interim financing to borrowers seeking short-term capital (with terms of generally up to three years), non-Agency RMBS representing ownership of an entire pool of mortgage loans, and real estate owned properties. The Company expects each of its subsidiaries relying on Section 3(c)(5)(C) to treat as real estate-related assets other types of RMBS, CMBS, securities of REITs and other real estate-related assets. The Company expects each of its subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC, or its staff, or on the Company's analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. However, neither the SEC nor its staff has published guidance with respect to the treatment of some of these assets under Section 3(c)(5)(C). To the extent that the SEC, or its staff, publishes new or different guidance with respect to these matters, the Company may be required to adjust its strategy accordingly. Although the Company intends to monitor its portfolio periodically and prior to each investment acquisition, there can be no assurance that the Company will be able to maintain an exclusion for these subsidiaries. In addition, the Company may be limited in its ability to make certain investments and these limitations could result in the subsidiary holding assets the Company might wish to sell or selling assets it might wish to hold.

     In 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the 1940 Act, including the nature of the assets that qualify for purposes of the exclusion and whether mortgage REITs should be regulated in a manner similar to registered investment companies. There can be no assurance that the laws and regulations or the interpretation of such laws or regulations by the SEC or its staff, will not change in a manner that adversely affects the Company's operations. If the Company or its subsidiaries fail to maintain an exception or exclusion from the 1940 Act, the Company could, among other things, be required either to (i) change the manner in which it conducts its operations to avoid being required to register as an investment company, (ii) effect sales of its assets in a manner that, or at a time when, it would not otherwise choose to do so, or (iii) register as an investment company, any of which would negatively affect the value of its shares of common stock, the sustainability of its business model, and its ability to make distributions, which would have an adverse effect on its business and the value of its shares of common stock.

     Qualification for exemption from registration under the 1940 Act will limit the Company's ability to make certain investments. For example, these restrictions will limit the ability of the Company's subsidiaries to invest directly in MBS that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations and ABS, and real estate companies or in assets not related to real estate.

     Certain of the Company's subsidiaries may rely on the exclusion from the definition of investment company provided by Section 3(c)(6) to the extent that they hold mortgage assets through majority-owned subsidiaries that rely on Section 3(c)(5)(C). The SEC has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the staff could require the Company to adjust its strategy accordingly.

     No assurance can be given that the SEC, or its staff, will concur with the Company's classification of the Company's or the Company's subsidiaries' assets or that the SEC, or its staff, will not, in the future, issue further guidance that may require it to reclassify those assets for purposes of qualifying for an exception to the definition of investment company or an exclusion from regulation under the 1940 Act. To the extent that the SEC, or its staff, provides more specific guidance regarding any of the matters bearing upon the definition of investment company and the exceptions to that definition, the Company may be required to adjust its investment strategy accordingly. Additional guidance from the SEC, or its staff, could provide additional flexibility to the Company, or it could further inhibit the Company's ability to pursue the investment strategy it has chosen. If the SEC or its staff takes a position contrary to the Company's analysis with respect to the characterization of any of the assets or securities the Company invests in, the Company may be deemed an unregistered investment company. Therefore, in order not to be required to register as an investment company, the Company may need to dispose of a significant portion of its assets or securities or originate or acquire significant other additional assets which may have lower returns than its expected portfolio, or the Company may need to modify its business to register as an investment company, which would result in significantly increased operating expenses and would likely entail significantly reducing the Company's indebtedness, which could also require the Company to sell a significant portion of its assets. The Company cannot provide assurance that it would be able to complete these dispositions or acquisitions of assets, or deleveraging, on favorable terms, or at all. Consequently, any modification of its business plan could have a material adverse effect on the Company. Further, if the SEC determined that the Company were an unregistered investment company, the Company would be subject to monetary penalties and injunctive relief in an action brought by the SEC, the Company would potentially be unable to enforce contracts with third parties and third parties could seek to obtain rescission of transactions undertaken during the period for which it was established that the Company was an unregistered investment company. Any of these results would have a material adverse effect on the Company.

     Since the Company will not be registered as an investment company under the 1940 Act, the Company will not be subject to its substantive provisions, including provisions requiring diversification of investments, limiting leverage and restricting investments in illiquid assets.

Rapid changes in the values of the Company's target assets may make it more difficult for the Company to maintain its qualification as a REIT or the Company's exemption from the 1940 Act.

     If the fair market value or income potential of the Company's target assets declines as a result of increased interest rates, prepayment rates, general market conditions, government actions or other factors, the Company may need to increase its real estate assets and income or liquidate its non-qualifying assets to maintain its REIT qualification or its exemption from the 1940 Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. The Company may have to make decisions that it otherwise would not make absent the REIT and 1940 Act considerations.

Tax Risks

The Company's taxable income is calculated differently than net income based on U.S. GAAP.

     The Company's taxable income may substantially differ from its net income based on U.S. GAAP. For example, interest income on the Company's mortgage loans and other mortgage related assets does not necessarily accrue under an identical schedule for U.S. federal income tax purposes as for accounting purposes.

     For U.S. GAAP purposes, interest income on the Company's mortgage related securities is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the estimated lives of the securities using the effective yield method adjusted for the effects of estimated prepayments. Adjustments are made using the retrospective method to the effective interest computation each reporting period based on the actual prepayment experiences to date, and the present expectation of future prepayments of the underlying mortgages. If the Company's estimate of prepayments is incorrect, the Company is required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

     Management will estimate, at the time of purchase, the future expected cash flows and determine the effective interest rate based on these estimated cash flows and the Company's purchase price. As needed, these estimated cash flows will be updated and a revised yield computed based on the current amortized cost of the investment. In estimating these cash flows, the Company will have to make assumptions regarding the rate and timing of principal payments and coupon rates. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management's estimates and the Company's interest income.

     In particular, interest income on mortgage related securities that were purchased at a discount to par value will be recognized based on the security's effective interest rate. The effective interest rate on these securities will be based on the projected cash flows from each security, which will be estimated based on the Company's observation of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. Based on the projected cash flows from the Company's mortgage related securities purchased at a discount to par value, a portion of the purchase discount may be designated as credit protection against future credit losses and, therefore, may not be accreted into interest income. The amount designated as credit discount may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit discount is more favorable than forecasted, a portion of the amount designated as credit discount may be accreted into interest income over time. Conversely, if the performance of a security with a credit discount is less favorable than forecasted, additional amounts of the purchase discount may be designated as credit discount, or impairment charges and write-downs of such securities to a new cost basis could result.

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

     For U.S. federal income tax purposes, if a debt instrument pays interest currently, the Company is generally required to treat all such interest as interest income. In addition, if the Company acquires mortgage loans, RMBS or other debt instruments at a discount in the secondary market, the discount at which such debt instruments are acquired will generally be treated as "market discount" for U.S. federal income tax purposes and will accrue over the term of the debt instrument. Accrued market discount is reported as income when, and to the extent that, the Company receives any payment of principal on the debt instrument, unless the Company elects to include accrued market discount in incomes as it accrues. As a result, the Company will be required to treat principal payments on such a debt instrument as ordinary income for U.S. federal income tax purposes to the extent of any accrued market discount regardless of the Company's expected return on its investment in the debt instrument. In particular, payments on residential mortgage loans are ordinarily made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. Similarly, if the Company acquires a debt instrument that is issued with original issue discount ("OID"), the Company will generally be required to accrue such OID regardless of whether the Company expects to receive the full face amount of the debt instrument on its maturity. If the Company collects less on a debt instrument than the Company's purchase price plus any market discount it had previously reported as income, the Company may not be able to benefit from any offsetting loss deductions in subsequent years. In certain cases, the Company may be able to cease accruing interest income with respect to a debt instrument, to the extent there is reasonable doubt as to the Company's ability to collect such interest income. However, if the Company recognizes insufficient interest income with respect to certain debt instruments that the Company acquires, and the Internal Revenue Service ("IRS") were to successfully assert that the Company did not accrue the appropriate amount of income with respect to such a debt instrument in a given taxable year, the Company may be required to increase its taxable income with respect to such year, which could cause it to be required to pay a deficiency dividend or a tax on undistributed income, or fail to qualify as a REIT.

Investment in the Company's common stock has various tax risks.

     This summary of certain tax risks is limited to the U.S. federal income tax risks addressed below. Additional risks or issues may exist that are not addressed in this annual report on Form 10-K and that could affect the U.S. federal income tax treatment of the Company, the Operating Partnership or the Company's stockholders.

The Company's failure to qualify as a REIT would subject it to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to the Company's stockholders.

     The Company is organized, operates (commencing with the Company's taxable year ended December 31, 2011), and intends to continue to be organized and to operate, in a manner that will allow it to qualify as a REIT for U.S. federal income tax purposes. The Company has not requested and does not intend to request a ruling from the IRS that the Company qualifies as a REIT. The U.S. federal income tax laws governing REITs are complex, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. The complexity of these provisions and of applicable regulations promulgated by the U.S. Department of the Treasury ("Treasury Regulations") is greater in the case of a REIT that, like the Company, holds its assets through a partnership. To qualify as a REIT, the Company must meet, on an ongoing basis, various tests regarding the nature of its assets and its income, the ownership of its outstanding shares, and the amount of its distributions. The Company's ability to satisfy the asset tests depends on its analysis of the characterization and fair market values of its assets, some of which are not susceptible to a precise determination, and for which the Company may not obtain independent appraisals. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for the Company to qualify as a REIT. In addition, the Company's ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which the Company has no control or only limited influence, including in cases where the Company owns an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes. Thus, while the Company believes that it has operated and intends to continue to operate so that the Company will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in the Company's circumstances, no assurance can be given that the Company has qualified or will so qualify for any particular year. These considerations also might restrict the types of assets that the Company can acquire in the future.

     If the Company fails to qualify as a REIT in any taxable year, and does not qualify for certain statutory relief provisions, the Company would be required to pay U.S. federal income tax on its taxable income, and distributions to its stockholders would not be deductible by the Company in determining its taxable income. In such a case, the Company might need to borrow money or sell assets in order to pay the Company's taxes. The Company's payment of income tax would decrease the amount of its income available for distribution to its stockholders. Furthermore, if the Company fails to maintain its qualification as a REIT, the Company no longer would be required to distribute substantially all of its net taxable income to its stockholders. In addition, unless the Company were eligible for certain statutory relief provisions, the Company could not re-elect to qualify as a REIT until the fifth calendar year following the year in which it failed to qualify.

Complying with REIT requirements may force the Company to liquidate or forego otherwise attractive investments, which could reduce returns on the Company's assets and adversely affect returns to the Company's stockholders.

     To qualify as a REIT, the Company generally must ensure that at the end of each calendar quarter at least 75% of the value of its total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and RMBS. The remainder of the Company's investment in securities (other than government securities and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of the Company's assets (other than government securities and qualifying real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of the Company's total securities can be represented by stock and securities of one or more TRSs. If the Company fails to comply with these requirements at the end of any quarter, the Company must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. As a result, the Company may be required to liquidate from its portfolio otherwise attractive investments. These actions could have the effect of reducing the Company's income and amounts available for distribution to its stockholders. In addition, if the Company is compelled to liquidate its investments to repay obligations to its lenders, the Company may be unable to comply with these requirements, ultimately jeopardizing its qualification as a REIT. Furthermore, the Company may be required to make distributions to stockholders at disadvantageous times or when it does not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to the Company in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT.

Distributions from the Company or gain on the sale of its common stock may be treated as unrelated business taxable income ("UBTI") to U.S. tax exempt holders of common stock.

     If (i) all or a portion of the Company's assets are subject to the rules relating to taxable mortgage pools, (ii) a tax exempt U.S. person has incurred debt to purchase or hold the Company's common stock, (iii) the Company purchases residual real estate mortgage investment conduit ("REMIC") interests that generate "excess inclusion income," or (iv) the Company is a "pension held REIT," then a portion of the distributions with respect to its common stock and, in the case of a U.S. person described in (ii), gains realized on the sale of such common stock by such U.S. person, may be subject to U.S. federal income tax as UBTI under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code").

The Company may lose its REIT qualification or be subject to a penalty tax if it earns and the IRS successfully challenges the Company's characterization of income from foreign TRSs or other non-U.S. corporations in which the Company holds an equity interest.

     The Company may make investments in non-U.S. corporations some of which may, together with the Company, make a TRS election. The Company likely will be required to include in its income, even without the receipt of actual distributions, earnings from any such foreign TRSs or other non-U.S. corporations in which the Company holds an equity interest. Income inclusions from equity investments in certain foreign corporations are technically neither dividends nor any of the other enumerated categories of income specified in the 95% gross income test for U.S. federal income tax purposes. However, in recent private letter rulings, the IRS exercised its authority under Internal Revenue Code section 856(c)(5)(J)(ii) to treat such income as qualifying income for purposes of the 95% gross income test notwithstanding the fact that the income is not included in the enumerated categories of income qualifying for the 95% gross income test. A private letter ruling may be relied upon only by the taxpayer to whom it is issued, and the IRS may revoke a private letter ruling. Consistent with the position adopted by the IRS in those private letter rulings and based on advice of counsel concerning the classification of such income inclusions for purposes of the REIT income tests, the Company intends to treat such income inclusions that meet certain requirements as qualifying income for purposes of the 95% gross income test. Notwithstanding the IRS's determination in the private letter ruling described above, it is possible that the IRS could successfully assert that such income does not qualify for purposes of the 95% gross income test, which, if such income together with other income the Company earns that does not qualify for the 95% gross income test exceeded 5% of the Company's gross income, could cause the Company to be subject to a penalty tax and could impact the Company's ability to qualify as a REIT.

The REIT distribution requirements could adversely affect the Company's ability to execute its business plan and may require it to incur debt, sell assets or take other actions to make such distributions.

     To qualify as a REIT, the Company must distribute to its stockholders each calendar year at least 90% of its REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that the Company satisfies the 90% distribution requirement, but distributes less than 100% of its taxable income, the Company will be subject to U.S. federal corporate income tax on its undistributed income. In addition, the Company will incur a 4% nondeductible excise tax on the amount, if any, by which the Company's distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. The Company's current policy is to pay distributions which will allow the Company to satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income tax on its undistributed income.

     The Company's taxable income may substantially exceed its net income as determined based on U.S. GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, it is likely that the Company will acquire assets, including RMBS requiring it to accrue OID or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets referred to as "phantom income." Finally, the Company may be required under the terms of the indebtedness that it incurs to use cash received from interest payments to make principal payments on that indebtedness, with the effect that the Company will recognize income but will not have a corresponding amount of cash available for distribution to its stockholders.

     As a result of the foregoing, the Company may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, the Company may be required to (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be used for future investment or used to repay debt, or (iv) make a taxable distribution of shares of common stock as part of a distribution in which stockholders may elect to receive shares of common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements. Thus, compliance with the REIT distribution requirements may hinder the Company's ability to grow, which could adversely affect the value of its common stock.

The Company may be required to report taxable income with respect to certain of the Company's investments in excess of the economic income the Company ultimately realizes from them.

     The Company may acquire mortgage loans, RMBS or other debt instruments in the secondary market for less than their face amount. The discount at which such securities are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as "market discount" for U.S. federal income tax purposes. Market discount accrues on the basis of the constant yield to maturity of the debt instrument based generally on the assumption that all future payments on the debt instrument will be made. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. In particular, payments on residential mortgage loans are ordinarily made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If the Company collects less on a debt instrument than the Company's purchase price plus the market discount the Company had previously reported as income, the Company may not be able to benefit from any offsetting loss deduction in a subsequent taxable year. In addition, the Company may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are "significant modifications" under applicable Treasury regulations, the modified debt may be considered to have been reissued to the Company at a gain in a debt-for-debt exchange with the borrower. In that event, the Company may be required to recognize taxable gain to the extent the principal amount of the modified debt exceeds the Company's adjusted tax basis in the unmodified debt, even if the value of the debt or the payment expectations have not changed.

     Similarly, some of the RMBS that the Company purchases will likely have been issued with OID. The Company will be required to report such OID based on a constant yield method and income will accrue based on the assumption that all future projected payments due on such mortgage backed securities will be made. If such mortgage backed securities turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year in which uncollectability is provable. Finally, in the event that any mortgage loans, RMBS or other debt instruments acquired by the Company are delinquent as to mandatory principal and interest payments, or in the event a borrower with respect to a particular debt instrument acquired by the Company encounters financial difficulty rendering it unable to pay stated interest as due, the Company may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, the Company may be required to accrue interest income with respect to subordinate RMBS at their stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while the Company would in general ultimately have an offsetting loss deduction available to it when such interest was determined to be uncollectible, the loss would likely be treated as a capital loss, and the utility of that loss would therefore depend on the Company's having capital gain in that later year or thereafter.

     The Company may acquire excess MSRs, which means the portion of an MSR that exceeds the arm's-length fee for services performed by the mortgage servicer. Based on IRS guidance concerning the classification of MSRs, the Company intends to treat any excess MSRs the Company acquires as ownership interests in the interest payments made on the underlying mortgage loans, akin to an "interest only" strip. Under this treatment, for purposes of determining the amount and timing of taxable income, each excess MSR is treated as a bond that was issued with OID on the date the Company acquired such excess MSR. In general, the Company will be required to accrue OID based on the constant yield to maturity of each excess MSR, and to treat such OID as taxable income in accordance with the applicable U.S. federal income tax rules. The constant yield of an excess MSR will be determined, and the Company will be taxed, based on a prepayment assumption regarding future payments due on the mortgage loans underlying the excess MSR. If the mortgage loans underlying an excess MSR prepay at a rate different than that under the prepayment assumption, the Company's recognition of OID will be either increased or decreased depending on the circumstances. Thus, in a particular taxable year, the Company may be required to accrue an amount of income in respect of an excess MSR that exceeds the amount of cash collected in respect of that excess MSR. Furthermore, it is possible that, over the life of the investment in an excess MSR, the total amount the Company pays for, and accrues with respect to, the excess MSR may exceed the total amount the Company collects on such excess MSR. No assurance can be given that the Company will be entitled to a deduction for such excess, meaning that the Company may be required to recognize phantom income over the life of an excess MSR.

The interest apportionment rules may affect the Company's ability to comply with the REIT asset and gross income tests.

     The interest apportionment rules under Treasury Regulation Section 1.856-5(c) provide that, if a mortgage is secured by both real property and other property, a REIT is required to apportion its annual interest income to the real property security based on a fraction, the numerator of which is the value of the real property securing the loan, determined when the REIT commits to acquire the loan, and the denominator of which is the highest "principal amount" of the loan during the year. IRS Revenue Procedure 2011-16 interprets the "principal amount" of the loan to be the face amount of the loan, despite the Code's requirement that taxpayers treat any market discount, which is the difference between the purchase price of the loan and its face amount, for all purposes (other than certain withholding and information reporting purposes) as interest rather than principal.

     The interest apportionment regulations apply only if the mortgage loan in question is secured by both real property and other property. The Company expects that all or most of the mortgage loans that the Company acquires will be secured only by real property and no other property value is taken into account in the Company's underwriting process. Accordingly, it is not contemplated that the Company will regularly invest in mortgage loans to which the interest apportionment rules described above would apply. Nevertheless, if the IRS were to assert successfully that the Company's mortgage loans were secured by property other than real estate, that the interest apportionment rules applied for purposes of the Company's REIT testing, and that the position taken in IRS Revenue Procedure 2011-16 should be applied to certain mortgage loans in the Company's portfolio, then depending upon the value of the real property securing the Company's mortgage loans and their face amount, and the other sources of the Company's gross income generally, the Company may fail to meet the 75% REIT gross income test. If the Company does not meet this test, the Company could potentially lose its REIT qualification or be required to pay a penalty to the IRS.

     In addition, the Code provides that a regular or a residual interest in a REMIC is generally treated as a real estate asset for the purposes of the REIT asset tests, and any amount includible in the Company's gross income with respect to such an interest is generally treated as interest on an obligation secured by a mortgage on real property for the purposes of the REIT gross income tests. If, however, less than 95% of the assets of a REMIC in which the Company holds an interest consist of real estate assets (determined as if the Company held such assets), the Company will be treated as holding its proportionate share of the assets of the REMIC for the purpose of the REIT asset tests and receiving directly its proportionate share of the income of the REMIC for the purpose of determining the amount of income from the REMIC that is treated as interest on an obligation secured by a mortgage on real property. In connection with the recently expanded HARP program, the IRS recently issued guidance providing that, among other things, if a REIT holds a regular interest in an "eligible REMIC," or a residual interest in an "eligible REMIC" that informs the REIT that at least 80% of the REMIC's assets constitute real estate assets, then (i) the REIT may treat 80% of the value of the interest in the REMIC as a real estate asset for the purpose of the REIT asset tests and (ii) the REIT may treat 80% of the gross income received with respect to the interest in the REMIC as interest on an obligation secured by a mortgage on real property for the purpose of the 75% REIT gross income test. For this purpose, a REMIC is an "eligible REMIC" if (i) the REMIC has received a guarantee from Fannie Mae or Freddie Mac that will allow the REMIC to make any principal and interest payments on its regular and residual interests and (ii) all of the REMIC's mortgages and pass-through certificates are secured by interests in single-family dwellings. If the Company were to acquire an interest in an eligible REMIC less than 95% of the assets of which constitute real estate assets, the IRS guidance described above may generally allow the Company to treat 80% of its interest in such a REMIC as a qualifying real estate asset for the purpose of the REIT asset tests and 80% of the gross income derived from the interest as qualifying income for the purpose of the 75% REIT gross income test. Although the portion of the income from such a REMIC interest that does not qualify for the 75% REIT gross income test would likely be qualifying income for the purpose of the 95% REIT gross income test, the remaining 20% of the REMIC interest generally would not qualify as a real estate asset, which could adversely affect the Company's ability to satisfy the REIT asset tests. Accordingly, owning such a REMIC interest could adversely affect the Company's ability to qualify as a REIT.

The Company's ownership of and relationship with any TRS which the Company may form or acquire will be limited, and a failure to comply with the limits would jeopardize the Company's REIT qualification and the Company's transactions with its TRSs may result in the application of a 100% excise tax if such transactions are not conducted on arm's-length terms.

     A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 25% of the value of a REIT's assets may consist of stock and securities of one or more TRSs. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.

     The Company has elected, together with ZAIS I TRS, Inc. ("ZAIS I TRS"), for ZAIS I TRS to be treated as a TRS, and the Company has elected, together with ZFC Trust TRS I, LLC ("ZFC Trust TRS") for ZFC Trust TRS to be treated as a TRS. ZAIS I TRS, ZFC Trust TRS, and any other domestic TRS that the Company may form would pay U.S. federal, state and local income tax on its taxable income, and its after tax net income would be available for distribution to the Company but would not be required to be distributed to it by such domestic TRS. The Company anticipates that the aggregate value of the TRS stock and securities owned by it will be less than 25% of the value of its total assets (including the TRS stock and securities). Furthermore, the Company will monitor the value of its investments in its TRSs to ensure compliance with the rule that no more than 25% of the value of its assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). In addition, the Company will scrutinize all of the Company's transactions with TRSs to ensure that they are entered into on arm's-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that the Company will be able to comply with the TRS limitations or to avoid application of the 100% excise tax discussed above.

The ownership limits that apply to REITs, as prescribed by the Internal Revenue Code and by the Company's charter, may inhibit market activity in shares of the Company's common stock and restrict its business combination opportunities.

     In order for the Company to qualify as a REIT, not more than 50% in value of its outstanding shares of stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year after the first year for which the Company elects to qualify as a REIT. Additionally, at least 100 persons must beneficially own the Company's stock during at least 335 days of a taxable year (other than the first taxable year for which the Company elects to be taxed as a REIT). The Company's charter, with certain exceptions, authorizes the Company's directors to take such actions as are necessary and desirable to preserve its qualification as a REIT. The Company's charter also provides that, unless exempted by the Company's board of directors, no person may own more than 9.8% in value or in number, whichever is more restrictive, of the outstanding shares of its common stock, or 9.8% in value or in number, whichever is more restrictive, of the outstanding shares of all classes and series of its capital stock. The Company's board of directors may, in its sole discretion, subject to such conditions as it may determine and the receipt of certain representations and undertakings, prospectively or retroactively, waive the ownership limit or establish a different limit on ownership, or excepted holder limit, for a particular stockholder if the stockholder's ownership in excess of the ownership limit would not result in the Company being "closely held" under Section 856(h) of the Internal Revenue Code or otherwise failing to qualify as a REIT. These ownership limits could delay or prevent a transaction or a change in control of the Company that might involve a premium price for shares of its common stock or otherwise be in the best interest of its stockholders.

Certain financing activities may subject the Company to U.S. federal income tax and increase the tax liability of its stockholders.

     The Company may enter into transactions that could result in it, the Operating Partnership or a portion of the Operating Partnership's assets being treated as a "taxable mortgage pool" for U.S. federal income tax purposes. Specifically, the Company may securitize residential or commercial real estate loans that the Company originates or acquires and such securitizations, to the extent structured in a manner other than a REMIC, would likely result in the Company owning interests in a taxable mortgage pool. The Company would be precluded from holding equity interests in such a taxable mortgage pool securitization through the Operating Partnership. Accordingly, the Company would likely enter into such transactions through a qualified REIT subsidiary of one or more subsidiary REITs formed by the Operating Partnership, and will be precluded from selling to outside investors equity interests in such securitizations or from selling any debt securities issued in connection with such securitizations that might be considered equity for U.S. federal income tax purposes. The Company will be taxed at the highest U.S. federal corporate income tax rate on any "excess inclusion income" arising from a taxable mortgage pool that is allocable to the percentage of the Company's shares held in record name by "disqualified organizations," which are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from tax on unrelated business taxable income. To the extent that common stock owned by "disqualified organizations" is held in record name by a broker/dealer or other nominee, the broker/dealer or other nominee would be liable for the U.S. federal corporate income tax on the portion of the Company's excess inclusion income allocable to the common stock held by the broker/dealer or other nominee on behalf of the disqualified organizations. Disqualified organizations may own the Company's stock. Because this tax would be imposed on the Company, all of the Company's investors, including investors that are not disqualified organizations, will bear a portion of the tax cost associated with the classification of the Company or a portion of its assets as a taxable mortgage pool. A regulated investment company ("RIC") or other pass-through entity owning the Company's common stock in record name will be subject to tax at the highest corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations.

     In addition, if the Company realizes excess inclusion income and allocates it to its stockholders, this income cannot be offset by net operating losses of its stockholders. If the stockholder is a tax-exempt entity and not a disqualified organization, then this income is fully taxable as unrelated business taxable income under Section 512 of the Internal Revenue Code. If the stockholder is a foreign person, it would be subject to U.S. federal income tax withholding on this income without reduction or exemption pursuant to any otherwise applicable income tax treaty. If the stockholder is a REIT, a RIC, common trust fund or other pass-through entity, the Company's allocable share of its excess inclusion income could be considered excess inclusion income of such entity. Accordingly, such investors should be aware that a portion of the Company's income may be considered excess inclusion income. Finally, if a subsidiary REIT of the Operating Partnership through which the Company held taxable mortgage pool securitizations were to fail to qualify as a REIT, the Company's taxable mortgage pool securitizations will be treated as separate taxable corporations for U.S. federal income tax purposes that could not be included in any consolidated U.S. federal corporate income tax return and that could prevent the Company from meeting the REIT asset tests.

The tax on prohibited transactions will limit the Company's ability to engage in transactions, including certain methods of securitizing mortgage loans, which would be treated as prohibited transactions for U.S. federal income tax purposes.

     Net income that the Company derives from a prohibited transaction is subject to a 100% tax. The term "prohibited transaction" generally includes a sale or other disposition of property (including mortgage loans, but other than foreclosure property, as discussed below) that is held primarily for sale to customers in the ordinary course of a trade or business by the Company or by a borrower that has issued a shared appreciation mortgage or similar debt instrument to the Company. The Company might be subject to this tax if it were to dispose of or securitize loans, directly or through a subsidiary REIT, in a manner that was treated as a prohibited transaction for U.S. federal income tax purposes. The Company intends to conduct its operations so that no asset that the Company or a subsidiary REIT owns (or is treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of the Company's business or the business of a subsidiary REIT. As a result, the Company may choose not to engage in certain sales of loans at the REIT level, and may limit the structures the Company utilizes for its securitization transactions, even though the sales or structures might otherwise be beneficial to the Company. In addition, whether property is held "primarily for sale to customers in the ordinary course of a trade or business" depends on the particular facts and circumstances. No assurance can be given that any property that the Company sells will not be treated as property held for sale to customers, or that the Company can comply with certain safe-harbor provisions of the Internal Revenue Code that would prevent such treatment. The 100% tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. The Company intends to structure its activities to avoid prohibited transaction characterization.

Characterization of the Company's repurchase agreements entered into to finance its investments as sales for tax purposes rather than as secured lending transactions would adversely affect the Company's ability to qualify as a REIT.

     The Company has entered into repurchase agreements with counterparties to achieve its desired amount of leverage for the assets in which it intends to invest. Under the Company's repurchase agreements, the Company generally sells assets to its counterparty to the agreement and receives cash from the counterparty. The counterparty is obligated to resell the assets back to the Company at the end of the term of the transaction. The Company believes that for U.S. federal income tax purposes the Company will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that the Company did not own these assets during the term of the repurchase agreements, in which case the Company could fail to qualify as a REIT.

The Company's ability to invest in TBAs could be limited by the Company's REIT qualification.

     The Company may have exposure to Agency RMBS through TBAs. Pursuant to these TBAs, the Company agrees to purchase, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. As with any forward purchase contract, the value of the underlying Agency RMBS may decrease between the contract date and the settlement date, which may result in the recognition of income, gain or loss. The law is unclear regarding whether TBAs are qualifying assets for the REIT 75% asset test and whether income or gains from the dispositions of TBAs, through "dollar roll" transactions or otherwise, constitute qualifying income for purposes of the REIT 75% gross income test. Accordingly, the Company's ability to purchase Agency RMBS through TBAs or to dispose of TBAs through these transactions or otherwise, could be limited. The Company does not expect TBAs to adversely affect its ability to meet the REIT gross income and assets tests. No assurance can be given that the IRS would treat TBAs as qualifying assets or treat income and gains from the disposition of TBAs as qualifying income for these purposes, and therefore, the Company's ability to invest in such assets could be limited.

If the Company were to make a taxable distribution of shares of the Company's stock, stockholders may be required to sell such shares or sell other assets owned by them in order to pay any tax imposed on such distribution.

     The Company may be able to distribute taxable dividends that are payable in shares of its stock. If the Company were to make such a taxable distribution of shares of its stock, stockholders would be required to include the full amount of such distribution as income. As a result, a stockholder may be required to pay tax with respect to such dividends in excess of cash received. Accordingly, stockholders receiving a distribution of the Company's shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a stockholder sells the shares it receives as a dividend in order to pay such tax, the sale proceeds may be less than the amount included in income with respect to the dividend. Moreover, in the case of a taxable distribution of shares of the Company's stock with respect to which any withholding tax is imposed on a non-U.S. stockholder, the Company may have to withhold or dispose of part of the shares in such distribution and use such withheld shares or the proceeds of such disposition to satisfy the withholding tax imposed.

     While the IRS, in certain private letter rulings, has ruled that a distribution of cash or shares at the election of a REIT's stockholders may qualify as a taxable stock dividend if certain requirements are met, it is unclear whether and to what extent the Company will be able to pay taxable dividends in cash and shares of common stock in any future period.

Complying with REIT requirements may limit the Company's ability to hedge effectively.

     The REIT provisions of the Internal Revenue Code may limit the Company's ability to hedge its assets and operations. Under these provisions, any income that the Company generates from transactions intended to hedge its interest rate and currency risks will generally be excluded from gross income for purposes of the 75% and 95% gross income tests if (i) the instrument hedges interest rate risk or foreign currency exposure on liabilities used to carry or acquire real estate assets or hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests, and (ii) such instrument is properly identified under applicable Treasury Regulations. In addition, any income from other hedges would generally constitute non-qualifying income for purposes of both the 75% and 95% gross income tests. As a result of these rules, the Company may have to limit its use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS, which could increase the cost of the Company's hedging activities or result in greater risks associated with interest rate or other changes than the Company would otherwise incur.

Even if the Company qualifies as a REIT, the Company may face tax liabilities that reduce the Company's cash flow.

     Even if the Company qualifies as a REIT, the Company may be subject to certain U.S. federal, state and local taxes on its income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of foreclosures, and state or local income, franchise, property and transfer taxes, including mortgage related taxes. In addition, ZAIS I TRS, ZFC Trust TRS and any other domestic TRSs the Company owns will be subject to U.S. federal, state, and local corporate taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, the Company may hold some of its assets through taxable subsidiary corporations, including domestic TRSs. Any taxes paid by such subsidiary corporations would decrease the cash available for distribution to the Company's stockholders. Furthermore, if the Company acquires appreciated assets from a subchapter C corporation in a transaction in which the adjusted tax basis of the assets in the Company's hands is determined by reference to the adjusted tax basis of the assets in the hands of the C corporation, and if the Company subsequently disposes of any such assets during the 10-year period following the acquisition of the assets from the C corporation, the Company will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the excess of the fair market value of the assets on the date that they were contributed to the Company over the basis of such assets on such date, which the Company refers to as built-in gains. A portion of the assets contributed to the Company in connection with its formation may be subject to the built-in gains tax. Although the Company expects that the built-in gains tax liability arising from any such assets should be de minimis, there is no assurance that this will be the case.

The Company's qualification as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets that the Company acquires, and the inaccuracy of any such opinions, advice or statements may adversely affect the Company's REIT qualification and result in significant corporate-level tax.

     When purchasing securities, the Company may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, and also to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income which qualifies under the 75% REIT gross income test. In addition, when purchasing the equity tranche of a securitization, the Company may rely on opinions or advice of counsel regarding the qualification of the securitization for exemption from U.S. corporate income tax and the qualification of interests in such securitization as debt for U.S. federal income tax purposes. The inaccuracy of any such opinions, advice or statements may adversely affect the Company's REIT qualification and result in significant corporate-level tax.

The Company may be subject to adverse legislative or regulatory tax changes that could reduce the value of the Company's common stock.

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

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations, which could adversely affect the value of the Company's common stock.

     The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to up to a 39.6% maximum U.S. federal income tax rate on ordinary income. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the Company's common stock.

Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.

     Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize the Company's REIT qualification. The Company's qualification as a REIT will depend on its satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, the Company's ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which the Company has no control or only limited influence, including in cases where the Company owns an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

Item 1B. Unresolved Staff Comments.

     None.

Item 2. Properties.

     The Company uses the offices of ZAIS located at Two Bridge Avenue, Suite 322, Red Bank, New Jersey 07701-1106, telephone (732) 978-7518.

Item 3. Legal Proceedings.

     From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2013, the Company was not involved in any legal proceedings.

Item 4. Mine Safety Disclosures.

     Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

     The Company's common stock began trading on the NYSE on February 8, 2013 under the symbol "ZFC." Prior to that time, there was no public trading market for the Company's common stock. On March 10, 2014 the last sales price for the Company's common stock on the NYSE was $17.46 per share. The following table presents the high and low sales prices per share of the Company's common stock during each calendar quarter since it commenced trading on the NYSE on February 8, 2013 until December 31, 2013:

Period:	High	Low
October 1, 2013 through December 31, 2013	$18.38	$15.75
July 1, 2013 through September 30, 2013	18.60	15.51
April 1, 2013 through June 30, 2013	21.00	16.50
February 8, 2013 through March 31, 2013	20.90	19.45

Holders

     As of March 10, 2014, the Company had 23 registered holders of its common stock. The 23 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of the Company's common stock. Such information was obtained through the Company's registrar and transfer agent.

Dividends

     The Company has elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the Company's taxable year ended December 31, 2011. U.S. federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income, excluding net capital gains and determined without regard to the dividends paid deduction, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. The Company's current policy is to pay distributions which will allow it to satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income tax on its undistributed income. Although the Company may borrow funds to make distributions, cash for such distributions is expected to be largely generated from the Company's consolidated results of operations. Dividends are declared and paid at the discretion of the Company's board of directors and depend on cash available for distribution, financial condition, the Company's ability to maintain its qualification as a REIT, and such other factors that the Company's board of directors may deem relevant. See Item 1A, "Risk Factors," and Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," of this annual report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect the Company's ability to pay dividends.

     During 2013, the Company declared the following dividends:

			Amount per Share
Declaration Date	Record Date	Payment Date	and OP unit
May 14, 2013	May 24, 2013	May 31, 2013	$0.22
June 25, 2013	July 9, 2013	July 23, 2013	$0.45
September 18, 2013	September 30, 2013	October 11, 2013	$0.50
December 19, 2013	December 31, 2013	January 15, 2014	$0.40
December 19, 2013(1)	December 31, 2013	January 15, 2014	$0.55
____________________

(1)	The Company declared a special cash dividend to distribute taxable income from 2013 attributable to the termination of interest rate swap contracts.

Stockholder Return Performance

     The stock performance graph and table below shall not be deemed, under the Securities Act or the Exchange Act, to be (i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by the Company with the SEC, except to the extent that the Company specifically incorporates such stock performance graph and table by reference.

     The following graph is a comparison of the cumulative total stockholder return on the Company's shares of common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”), the Russell 2000 Index (the “Russell 2000”) and the SNL Finance REIT Index, a peer group index from February 8, 2013 (commencement of trading on the NYSE) to December 31, 2013. The graph assumes that $100 was invested on February 8, 2013 in the Company’s shares of common stock, the S&P 500 Index, the Russell 2000 and the SNL Finance REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company’s common stock will continue in line with the same or similar trends depicted in the graph below.

Index	02/08/13	02/28/13	03/31/13	06/30/13	09/30/13	12/31/13
ZAIS Financial Corp.	100.00	100.60	103.41	92.09	92.82	90.80
S&P 500	100.00	99.97	103.71	106.73	112.33	124.14
Russell 2000	100.00	99.80	104.41	107.63	118.62	128.97
SNL US Finance REIT	100.00	102.04	107.74	89.06	87.57	88.15
____________________

Source: SNL Financial LC, Charlottesville, VA © 2014
(1)

As of December 31, 2013, the SNL Finance REIT Index comprised the following companies: AG Mortgage Investment Trust, Inc.; American Capital Agency Corp.; American Capital Mortgage Investment Corp.; American Church Mortgage Company; Annaly Capital Management, Inc.; Anworth Mortgage Asset Corporation; Apollo Commercial Real Estate Finance, Inc.; Apollo Residential Mortgage, Inc.; Arbor Realty Trust, Inc.; Ares Commercial Real Estate Corporation; ARMOUR Residential REIT, Inc.; Bimini Capital Management, Inc.; Blackstone Mortgage Trust, Inc.; BRT Realty Trust; Capstead Mortgage Corporation; Cherry Hill Mortgage Investment Corporation; Chimera Investment Corporation; Colony Financial, Inc.; CV Holdings, Inc.; CYS Investments, Inc.; Dynex Capital, Inc.; Ellington Residential Mortgage REIT; Five Oaks Investment Corp.; Hannon Armstrong Sustainable Infrastructure Capital, Inc.; Hatteras Financial Corp.; Invesco Mortgage Capital Inc.; iStar Financial Inc.; JAVELIN Mortgage Investment Corp.; JER Investors Trust Inc.; MFA Financial, Inc.; New Residential Investment Corp.; New York Mortgage Trust, Inc.; Newcastle Investment Corp.; NorthStar Realty Finance Corp.; Orchid Island Capital, Inc.; Origen Financial, Inc.; Owens Realty Mortgage, Inc.; PennyMac Mortgage Investment Trust; PMC Commercial Trust; RAIT Financial Trust; Redwood Trust, Inc.; Resource Capital Corp.; Starwood Property Trust, Inc.; Two Harbors Investment Corp.; Western Asset Mortgage Capital Corporation; and ZAIS Financial Corp.

Securities Authorized For Issuance Under Equity Compensation Plans

     During 2012, the Company adopted its 2012 equity incentive plan (the "2012 Plan"). The 2012 Plan authorizes the Compensation Committee to approve grants of equity-based awards to the Company's officers and directors and officers and employees of the Advisor and its affiliates. The 2012 Plan provides for grants of equity awards up to, in the aggregate, the equivalent of 5% of the issued and outstanding shares of the Company's common stock from time to time (on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities into shares of common stock)) at the time of the award. As of March 10, 2014, the Company had 8,897,800 shares of common stock outstanding, which are comprised of (i) 7,970,886 shares of common stock and (ii) 926,914 OP units, which are exchangeable, on a one-for-one basis, into cash or, at the Company's option, for shares of the Company's common stock. In addition, the Exchangeable Senior Notes are exchangeable for shares of the Company's common stock or, to the extent necessary to satisfy NYSE listing requirements, cash, at an exchange rate of 54.3103 shares of common stock for each $1,000 aggregate principal amount of the Exchangeable Senior Notes, subject to adjustment and other limitations under certain circumstances. At December 31, 2013, no awards had been granted under the 2012 Plan, and at March 10, 2014, 533,868 shares were available for future issuance under the 2012 Plan, based on a total of 10,677,360 shares of common stock outstanding on a diluted basis, comprised of 7,970,886 shares of common stock, 926,914 OP units and 1,779,560 shares of common stock issuable upon exchange of the Exchangeable Senior Notes without stockholder approval for issuances above this threshold.

     The following table presents certain information about the Company's equity compensation plan as of December 31, 2013:

Number of securities
remaining available for
future issuance under
	Number of securities to be		equity compensation plans
	issued upon exercise of	Weighted-average exercise	(excluding securities
	outstanding options,	price of outstanding	reflected in the first column
Award	warrants and rights	options, warrants and rights	of this table)(1)
Equity compensation plans approved by stockholders	—	$—	—
Equity compensation plans not approved by stockholders(2)	—	—	533,868
Total	—	$—	533,868
____________________

(1)	The 2012 Plan provides for grants of equity awards up to, in the aggregate, the equivalent of 5% of the issued and outstanding shares of the Company's common stock from time to time (on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities into shares of common stock)) at the time of the award.
(2)	The 2012 Plan was adopted in December 2012, prior to the completion of the Company's IPO. No awards have been granted pursuant to this plan.

Recent Sales of Unregistered Equity Securities; Use of Proceeds from Registered Securities

     None.

Recent Purchases of Equity Securities

Maximum Number
(or Approximate
Dollar Value) of
			Total Number of	Shares (or Units)
			Shares (or OP units)	that May Yet Be
	Total number of	Average price paid	Purchased as Part of	Purchased Under
	shares (or OP units)	per share or (OP	Publicly Announced	the Plans or
Period	purchased(1)	unit)	Plans or Programs	Programs
January 1 to January 31	265,245	$21.68	—	—
Total	265,245	$21.68	—	—
____________________

(1)	On January 24, 2013, the Company repurchased 265,245 shares of its common stock from one of its institutional stockholders. The Company paid to such stockholder approximately $5.8 million.

Item 6. Selected Financial Data.

     The Company derived its selected consolidated financial data (i) as of December 31, 2013 and for the year ended December 31, 2013; (ii) as of December 31, 2012 and for the year ended December 31, 2012; and (iii) as of December 31, 2011 and for the period from July 29, 2011 (the date of the Company's inception) to December 31, 2011, from its audited consolidated financial statements appearing in this annual report on Form 10-K.

     This information should be read in conjunction with Item 1, "Business," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the audited consolidated financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data."

			For the period
			July 29, 2011 (date
			of the Company's
	Year Ended	Year Ended	inception) to
	December 31, 2013	December 31, 2012	December 31, 2011
	(dollars in thousands, except per share data)
Operating Data:
Interest income
Mortgage loans	$10,470	$—	$—
Real estate securities	15,948	9,398	3,618
Total interest income	26,418	9,398	3,618
Interest expense
Loan Repurchase Facility	3,612	—	—
Securities repurchase agreements	2,919	1,387	296
Exchangeable Senior Notes	564	—	—
Total interest expense	7,095	1,387	296
Net interest income	19,323	8,011	3,322
Operating expense	9,604	2,355	779
Change in unrealized gain or loss on mortgage loans	7,136	—	—
Change in unrealized gain or loss on real estate securities	(7,171)	17,793	(5,960)
Realized gain on mortgage loans	1,299	—	—
Realized loss on real estate securities	(9,046)	(186)	(1,482)
Gain/(loss) on derivative instruments	5,615	(1,171)	(235)
Net income/(loss) attributable to ZAIS Financial Corp. common
stockholders	6,658	19,434	(5,134)
Net income/(loss) per share applicable to common stockholders -
Basic and Diluted	$0.92	$7.13	$(1.70)
Weighted average number of shares of common stock
outstanding:
Basic	7,273,366	2,724,252	3,022,617
Diluted	8,200,280	2,773,845	3,022,617
Dividends declared per share of common stock	$2.12 (1)	$4.11 (2)	$—

	As of December 31,	As of December 31,		As of December 31,
	2013	2012		2011
	(dollars in thousands, except per share data)
Balance Sheet Data (at period end):
Total assets	$620,081	$201,648		$154,105
Total liabilities	$442,312	$136,507	(3)	$98,787
Total ZAIS Financial Corp. stockholders' equity	$159,250	$45,042		$55,318
Total non-controlling interests in operating partnership	$18,519	$20,099		$—
Stockholders' equity per share of common stock and OP Units	$19.98	$21.68	(4)	$18.30
____________________

(1)	The Company’s dividends declared per share of common stock include the following dividends: (i) on May 14, 2013, the Company declared a dividend in respect of the first quarter of 2013 of $0.22 per share of common stock and OP unit, payable to stockholders and OP unit holders of record as of the close of business on May 24, 2013, which was paid on May 31, 2013, (ii) on June 25, 2013, the Company declared a dividend in respect of the second quarter of 2013 of $0.45 per share of common stock and OP unit, payable to stockholders and OP unit holders of record as of the close of business on July 9, 2013, which was paid on July 23, 2013, (iii) on September 18, 2013, the Company declared a dividend in respect of the third quarter of 2013 of $0.50 per share of common stock and OP unit, payable to stockholders and OP unit holders of record as of the close of business on September 30, 2013, which was paid on October 11, 2013 and (iv) on December 19, 2013, the Company declared a regular cash dividend and an additional special cash dividend in respect of the fourth quarter of 2013 of $0.40 per share of common stock and OP unit and $0.55 per share of its common stock and OP unit, respectively, payable to stockholders and OP unit holders of record as of the close of business on December 31, 2013, which was paid on January 15, 2014. The Company declared the additional special cash dividend to distribute taxable income from 2013 attributable to the termination of interest rate swap contracts.

(2)	The Company’s dividends declared per share of common stock include the following dividends: (i) on May 1, 2012, the Company declared a dividend in respect of the period from July 29, 2011 (the date of the Company’s inception) to December 31, 2011 of $0.51 per share of common stock, payable to stockholders of record on May 1, 2012, which was paid on May 15, 2012, (ii) on June 5, 2012, the Company declared a dividend in respect of the first quarter of 2012 of $0.57 per share of common stock, payable to stockholders of record on June 5, 2012, which was paid on June 21, 2012, (iii) on October 22, 2012, the Company declared a dividend in respect of the second quarter of 2012 of $0.89 per share of common stock and OP unit, payable to stockholders and OP unit holders of record on October 22, 2012, which was paid on October 29, 2012, (iv) on November 29, 2012, the Company declared a dividend in respect of the third quarter of 2012 of $0.98 per share of common stock and OP unit, payable to stockholders and OP unit holders of record on November 29, 2012, which was paid on December 6, 2012 and (v) on December 19, 2012, the Company declared a dividend in respect of the fourth quarter of 2012 of $1.16 per share of common stock and OP unit, payable to stockholders and OP unit holders of record on December 19, 2012, which was paid on December 26, 2012.
(3)	Includes $11.2 million in common stock repurchase liability which, as of December 31, 2012, the Company had expected to pay in January 2013 for the repurchase of 515,035 shares of its common stock from one of the Company’s institutional stockholders. In January 2013, the Company agreed with this institutional stockholder to repurchase only 265,245 of its shares (rather than 515,035 shares).
(4)	The shares of common stock outstanding for purposes of this stockholders’ equity per share calculation do not include 515,035 shares of its common stock that the Company agreed to repurchase from one of its institutional stockholders in January 2013 at a price per share equal to the book value per share as of December 31, 2012. In January 2013, the Company agreed with this institutional stockholder to repurchase only 265,245 of its shares (rather than 515,035 shares).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the Company's financial statements and accompanying notes included in Item 8, "Financial Statements and Supplementary Data," of this annual report on Form 10-K.

Overview

     The Company primarily invests in, finances and manages performing and re-performing residential mortgage loans, which may be seasoned or recently originated. The Company also invests in, finances and manages non-Agency RMBS with an emphasis on securities that, when originally issued, were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations. The Company also has the discretion to invest in MSRs, Agency RMBS, including through TBA contracts, and in other real estate-related and financial assets, such as IOs, CMBS and ABS.

     The Company plans over time to evolve its whole loan strategy to include newly originated residential mortgage loans, which the Company expects to become a core component of its strategy. While the Company has not yet begun originating or purchasing newly originated loans, it has taken steps to build out its capabilities. The Company believes that this business will benefit from the Advisor's existing expertise in mortgage product development, loan pricing, hedging and analytics, due diligence, risk management and servicing oversight. The Company may pursue opportunities for the origination and purchase of newly originated mortgage loans through a loan seller network or through the acquisition or establishment of a mortgage origination platform.

     The Company's income is generated primarily by the net spread between the income it earns on its assets and the cost of its financing and hedging activities. The Company's objective is to provide attractive risk-adjusted returns to its stockholders, primarily through quarterly distributions and secondarily through capital appreciation.

     The Company completed its formation transaction and commenced operations on July 29, 2011. On February 13, 2013, the Company successfully completed its IPO, pursuant to which the Company sold 5,650,000 shares of its common stock to the public at a price of $21.25 per share for gross proceeds of $120.1 million. Net proceeds after the payment of offering costs of approximately $1.2 million were $118.9 million. In connection with the IPO, the Advisor paid $6.3 million in underwriting fees. The Company did not pay any underwriting fees, discounts or commissions in connection with the IPO. The Operating Partnership issued and sold the Exchangeable Senior Notes in a private transaction on November 25, 2013.

     As of December 31, 2013, the Company held a diversified portfolio of fixed rate mortgage loans and ARMs with an estimated fair value of $331.8 million and RMBS assets with an estimated fair value of $226.2 million, consisting primarily of senior tranches of non-Agency RMBS that were originally highly rated but subsequently downgraded. The borrowings the Company used to fund the purchase of its portfolio totaled approximately $374.7 million as of December 31, 2013 under the Loan Repurchase Facility, as well as under master securities repurchase agreements with four counterparties. The Operating Partnership issued and sold the Exchangeable Senior Notes in a private transaction on November 25, 2013. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" of this annual report on Form 10-K, for a discussion of the terms of the Exchangeable Senior Notes.

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

Results of Operations

     The following discussion of the Company's consolidated results of operations highlights the Company’s performance for the years ended December 31, 2013 and 2012. The Company does not believe that a comparison of the Company's consolidated results of operations for the year ended December 31, 2012 with the period ended December 31, 2011 is meaningful because the Company commenced operations on July 29, 2011 and did not have a full calendar year of operations during the calendar year ended December 31, 2011.

     The Company's results of operations for the quarter ended December 31, 2013, were impacted by a number of factors. After the December Federal Reserve announcement to begin the tapering of bond purchases, interest rates finished at the highest level of the year, with 10-year treasury yields closing above 3% on December 31, 2013. However, interest rate volatility during the fourth quarter was considerably lower than the levels experienced earlier in 2013 and in particular during the May to June, 2013 timeframe. This subdued volatility was supportive of risk asset valuations, including those in the mortgage credit markets. Strength in the housing market continued, with home prices nationwide increasing 11.0% in December 2013 compared to December 2012, according to CoreLogic®'s December 2013 Home Price Index report. This trend in home price appreciation remained strong during the fourth quarter despite concerns over the impact of higher mortgage rates over the course of 2013. Economic fundamentals were positive during the quarter but subdued, with continued modest growth in output and employment.

Investment Activity during the years ended, and as of, December 31, 2013 and 2012

Investments

     The following table sets forth certain information regarding the Company's mortgage loan portfolio at December 31, 2013:

	Unpaid
	Principal	Premium	Amortized	Gross Unrealized(1)			Weighted Average
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
	(dollars in thousands)
Mortgage Loans
Performing
Fixed	$212,701	$(43,531)	$169,170	$7,843	$(3,558)	$173,455	4.56%	7.05%
ARM	170,178	(25,618)	144,560	5,088	(1,556)	148,092	3.76	6.67
Total performing	382,879	(69,149)	313,730	12,931	(5,114)	321,547	4.20	6.88
Non-performing(3)	15,949	(5,030)	10,919	456	(1,136)	10,239	5.06	8.03
Total Mortgage Loans	$398,828	$(74,179)	$324,649	$13,387	$(6,250)	$331,786	4.24%	6.91%
________________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its mortgage loans. The Company recorded a gain of $7.1 million for the year ended December 31, 2013, as change in unrealized gain or loss on mortgage loans in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Loans that are delinquent for 60 days or more are considered non-performing.

The following table sets forth certain information regarding the Company's RMBS portfolio at December 31, 2013:

	Principal or
	Notional	Premium		Gross Unrealized(1)			Weighted Average
	Balance	(Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
	(dollars in thousands)
Real estate securities
Non-Agency RMBS
Alternative - A(3)	$160,591	$(80,208)	$80,383	$2,415	$(1,112)	$81,686	4.26%	6.77%
Pay option adjustable rate	34,374	(7,057)	27,317	465	(346)	27,436	0.76	6.80
Prime	109,136	(13,590)	95,546	3,751	(768)	98,529	4.77	6.45
Subprime	20,141	(1,894)	18,247	536	(279)	18,504	1.07	5.97
Total RMBS	$324,242	$(102,749)	$221,493	$7,167	$(2,505)	$226,155	3.80%	6.57%
______________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its real estate securities. The Company recorded a loss of $7.2 million for the year ended December, 31 2013 as change in unrealized gain or loss on real estate securities in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Alternative-A RMBS includes an IO with a notional balance of $64.3 million.

     The following table sets forth certain information regarding the Company's RMBS at December 31, 2012:

	Principal
	or Notional	Premium	Amortized	Gross Unrealized(1)			Weighted Average
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
	(dollars in thousands)
Real Estate Securities
Agency RMBS
30-year adjustable
mortgage	$3,084	$351	$3,435	$—	$(195)	$3,240	2.84%	2.28%
30-year fixed rate mortgage	61,034	3,057	64,091	2,443	(14)	66,520	3.82	3.44
Non-Agency RMBS
Alternative A	38,550	(8,607)	29,943	3,437	—	33,380	5.69	7.95
Pay option adjustable rate	1,249	(378)	871	95	—	966	1.19	8.67
Prime	64,979	(8,075)	56,904	5,668	(2)	62,570	5.79	7.34
Subprime	4,420	(825)	3,595	401	—	3,996	0.98	9.10
Real Estate Securities	$173,316	$(14,477)	$158,839	$12,044	$(211)	$170,672	4.81%	5.89%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its RMBS. The Company recorded a gain of $17.8 million for the year ended December 31, 2012, as change in unrealized gain or loss on real estate securities in the consolidated statements of operations.
(2)	Unlevered yield.

     Mortgage Loans. During the year ended December 31, 2013, the Company acquired fixed rate mortgage loans and ARMs with a principal balance of $412.8 million for $334.2 million. During the year ended December 31, 2013, the Company did not sell any mortgage loans. The Company did not acquire any fixed rate mortgage loans or ARMs during the year ended December 31, 2012.

     RMBS. During the year ended December 31, 2013, the Company acquired Agency RMBS with a principal balance of $159.2 million for $165.8 million and non-Agency RMBS with a principal balance of $375.4 million for $234.3 million. During the same period, the Company sold Agency RMBS with a principal balance of $215.5 million for $215.9 million and non-Agency RMBS with a principal balance of $89.5 million for $68.3 million. During the year ended December 31, 2013, the Company acquired RMBS with a principal balance of $17.4 million for $15.7 million from a fund managed by ZAIS. During the year ended December 31, 2012, the Company acquired Agency RMBS with a principal balance of $34.0 million for $35.6 million and non-Agency RMBS with a principal balance of $78.6 million for $68.7 million. During the same period, the Company sold Agency RMBS for $31.6 million in net proceeds and non-Agency RMBS for $42.6 million in net proceeds, and recognized a net realized loss of $0.2 million. The Company did not own any Agency RMBS at December 31, 2013 and the fair market value of its Agency RMBS at December 31, 2012 was $69.8 million. The fair market value of the Company's non-Agency RMBS at December 31, 2013 was $226.2 million, compared to $100.9 million at December 31, 2012.

     TBA Securities. As of December 31, 2013, the Company did not have any exposure to TBA contracts to purchase or sell Agency RMBS. During the year ended December 31, 2013, the Company paired off purchases of TBA securities with a combined notional amount of $643.0 million by entering into simultaneous sales of TBA securities.

     Financing and Other Liabilities. As of December, 31 2013, the Company had the Loan Repurchase Facility outstanding totaling $236.1 million which was used to finance mortgage loans. The Loan Repurchase Facility is secured by a portion of the Company's mortgage loan portfolio and bears interest at a rate that has historically moved in close relationship to LIBOR. As of December, 31 2013, the Company also had 44 securities repurchase agreements outstanding with four real estate securities repurchase agreement counterparties totaling $138.6 million, which was used to finance investments in non-Agency RMBS and 35 securities repurchase agreements outstanding with three counterparties totaling $116.1 million for the year ended December 31, 2012, which was used to finance Agency RMBS and non-Agency RMBS. These agreements are secured by cash collateral and a portion of the Company's non-Agency RMBS or Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR. As of December 31, 2013, the Company had Exchangeable Senior Notes outstanding totaling $57.5 million. As of December, 31 2013, excluding the cash held from the issuance of the Exchangeable Senior Notes, the Company was fully invested in its target assets contemplated by its long term business plan. However, for a portion of the year ended December, 31 2013, the Company was not fully invested in its long-term target assets.

     The following table presents certain information regarding the Company's Loan Repurchase Facility as of December 31, 2013 by remaining maturity and collateral type:

	Mortgage Loans
		Weighted
	Balance	Average Rate
	(dollars in
	thousands)
Loan repurchase facility borrowings maturing within
91-180 days	$236,059	2.92%
Total/weighted average	$236,059	2.92%

     The following table presents certain information regarding the Company's securities repurchase agreements as of December 31, 2013 by remaining maturity:

	Non-Agency RMBS
		Weighted
	Balance	Average Rate
	(dollars in
	thousands)
Securities repurchase agreements maturing within
30 days or less	$121,914	1.90%
31-60 days	6,415	1.84
61-90 days	10,263	1.85
Greater than 90 days	—	—%
Total/weighted average	$138,592	1.89%

     The following table presents certain information regarding the Company's securities repurchase agreements as of December 31, 2012 by remaining maturity and collateral type:

	Agency RMBS		Non-Agency RMBS
		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate
	(dollars in thousands)
Securities repurchase agreements maturing within:
30 days or less	$44,175	0.49%	$49,441	2.15%
31 - 60 days	10,866	0.49	—	—
61 - 90 days	11,598	0.47	—	—
Greater than 90 days	—	—	—	—
Total/Weighted average	$66,639	0.49%	$49,441	2.15%

     Derivative Instruments. As of December 31, 2013 and 2012, the Company had outstanding interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of its repurchase agreements. These interest rate swap agreements provide for the Company to pay fixed interest rates and receive floating interest rates indexed to LIBOR. The swap agreements effectively fixed the floating interest rates on $17.2 million of borrowings under the Company's repurchase agreements at December 31, 2013 as compared to $32.6 million of borrowings under its repurchase agreements at December 31, 2012.

     The following table presents certain information about the Company's interest rate swap agreements as of December 31, 2013:

		Weighted	Weighted	Weighted
		Average Pay	Average	Average Years
Maturity	Notional Amount	Rate	Receive Rate	to Maturity
	(dollars in
	thousands)
2023	$17,200	2.72%	0.24%	9.6
Total/Weighted average	$17,200	2.72%	0.24%	9.6

     The following table presents certain information about the Company's interest rate swap agreements as of December 31, 2012:

		Weighted Average	Weighted Average	Weighted Average
Maturity	Notional Amount	Pay Rate	Receive Rate	Years to Maturity
	(dollars in
	thousands)
2016	$12,102	1.21%	0.31%	3.7
2017	11,050	1.28	0.31	4.3
2021	9,448	2.16	0.31	8.7
Total/Weighted average	$32,600	1.51%	0.31%	5.3

The following analysis focuses on the results generated during the years ended December 31, 2013 and 2012.

Net Interest Income

     For the year ended December 31, 2013, the Company's interest income was $26.4 million as compared to $9.4 million for the year ended December 31, 2012. The increase in interest income was primarily due to the acquisition of whole loans, which increased interest income by $10.5 million, an increase in the Company's average RMBS portfolio, which increased interest income by $6.2 million, and an increase in the average RMBS portfolio yield, which increased interest income by $0.3 million. For the year ended December 31, 2013, the Company's interest expense was $7.1 million as compared to $1.4 million for the year ended December 31, 2012. The increase in interest expense was due to interest on the Exchangeable Senior Notes, an increase in borrowings from securities repurchase agreements on non-Agency RMBS and the Loan Repurchase Facility.

     As of December 31, 2013, the weighted average net interest spread between the yield on the Company's assets and the cost of funds, including the impact of interest rate hedging, was 3.91% for the Company's mortgage loans and 4.61% for the Company's non-Agency RMBS. As of December 31, 2012, the weighted average net interest spread between the yield on the Company's assets and the cost of funds, including the impact of interest rate hedging, was 2.28% for the Company's Agency RMBS and 5.47% for the Company's non-Agency RMBS.

     Interest income is subject to interest rate risk. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of this annual report on Form 10-K, for more information relating to interest rate risk and its impact on the Company's operating results.

     The Company's net interest income is also impacted by prepayment speeds, as measured by the weighted average Constant Prepayment Rate (“CPR”) on its assets. The three-month average and the six-month average CPR for the period ended December 31, 2013 were 15.9% and 19.8%, respectively, for the Company's non-Agency RMBS. The Company held no Agency RMBS at December 31, 2013. The three-month average and the six-month average CPR for the period ended December 31, 2012 of the Company's Agency RMBS were 5.7% and 5.6%, respectively, and were 18.8% and 18.6%, respectively, for the Company's non-Agency RMBS. The Company held no residential mortgage loans at December 31, 2012. The non-Agency RMBS CPR includes both voluntary and involuntary amounts.

Expenses

     Professional Fees. For the year ended December 31, 2013, the Company incurred professional fees of $3.5 million as compared to $1.2 million for the year ended December 31, 2012 (primarily related to legal fees, audit fees and consulting fees). The increase in professional fees was primarily due to an increase in internal and external audit fees of $1.7 million and increased legal fees of $0.7 million, which reflects the increased reporting requirements of being a public company. The increase in professional fees was partially offset by a decrease of $0.1 million in consulting fees related to general corporate matters.

     Advisory Fee Expense (Related Party). Pursuant to the terms of the Investment Advisory Agreement, the Company incurred advisory fee expense of $2.6 million for the year ended December 31, 2013, as compared to $0.9 million for the year ended December 31, 2012. The increase in advisory fee expense over these periods was due to the Company's increased capitalization as a result of its IPO.

     General and Administrative Expenses. For the year ended December 31, 2013, general and administrative expenses were $2.6 million as compared to $0.2 million for the year ended December 31, 2012 (primarily related to insurance). The increase in general and administrative expenses was primarily due to increased insurance expense of $0.7 million, mortgage loan transaction costs of $0.6 million, additional public company expenses of $0.2 million, research fees of $0.2 million, directors' fees of $0.3 million related to the independent directors who joined the Company in connection with the Company's IPO in February 2013 and other corporate expenses of $0.4 million.

     Interest on Common Stock Repurchase Liability. The Company incurred interest cost of $1.8 million for the year ended December 31, 2012, which was due to dividends paid of $1.6 million on 515,035 shares of common stock, which were reported as a common stock repurchase liability at December 31, 2012 and an increase in the liability of $0.2 million, which was due to the increase in value of the common stock repurchase liability from the initial measurement at December 31, 2012.

Realized and Unrealized Gain (Loss)

     For the year ended December 31, 2013, the Company sold certain of its RMBS and recognized a net loss of $7.9 million. During this period, the Company also recognized $1.1 million in OTTI as realized losses. The Company recognized a change in unrealized gain or loss on its RMBS of a loss of $7.2 million due to changes in the fair value of its RMBS. The Company also recognized a gain of $7.1 million as a change in unrealized gain or loss on its mortgage loans and realized a gain of $1.3 million on its mortgage loans for pay-offs in excess of cost. During the year ended December 31, 2012, the Company sold certain of its RMBS and recognized a net loss of $0.2 million. During this period, the Company's change in unrealized gain or loss on its RMBS was a gain of $17.8 million due to changes in the fair value of the Company's RMBS.

     The Company has not designated its interest rate swaps as hedging instruments.

     The Company recorded the change in estimated fair value related to interest rate swaps held during the years ended December 31, 2013 and 2012, and TBAs held during the year ended December 31, 2013 in earnings as gain/(loss) on derivative instruments. Included in gain/(loss) on derivative instruments are the net swap payments and net TBA payments for the derivative instruments.

     The Company has elected to record the change in estimated fair value related to its RMBS and mortgage loans in earnings by electing the fair value option.

     The following amounts related to realized gains and losses, as well as changes in estimated fair value of the Company's RMBS portfolio, mortgage loans and derivative instruments are included in the Company's audited consolidated statements of operations for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013	Year Ended December 31, 2012
	(dollars in thousands)
Other gain/(loss)
Change in unrealized gain or loss on mortgage loans	$7,136	$—
Change in unrealized gain or loss on real estate securities	(7,171)	17,793
Realized gain on mortgage loans	1,299	—
Realized (loss)/gain on real estate securities	(9,046)	(186)
Gain/(loss) on derivative instruments	5,615	(1,171)
Total other gains/(losses)	$(2,167)	$16,436

Dividends

     During the year ended December 31, 2013, the Company declared the following dividends:

			Amount per Share
Declaration Date	Record Date	Payment Date	and OP unit
May 14, 2013	May 24, 2013	May 31, 2013	$0.22
June 25, 2013	July 9, 2013	July 23, 2013	$0.45
September 18, 2013	September 30, 2013	October 11, 2013	$0.50
December 19, 2013	December 31, 2013	January 15, 2014	$0.40
December 19, 2013(1)	December 31, 2013	January 15, 2014	$0.55
____________________

(1)	The Company declared a special cash dividend to distribute taxable income from 2013 attributable to the termination of interest rate swap contracts.

Investment Activity for the Period from July 29, 2011 (the Date of the Company's Inception) to December 31, 2011

     RMBS. During the period from July 29, 2011 (the date of the Company's inception) to December 31, 2011, the Company acquired Agency RMBS with a principal balance of $66.6 million for $70.4 million. During the same period, the Company acquired non-Agency RMBS with a principal balance of $120.1 million for $101.5 million, which includes the non-Agency RMBS the Company received in connection with its formation transactions. During the same period, the Company sold non-Agency RMBS for $7.2 million in net proceeds, and recognized a net realized loss of $1.5 million. The Company did not sell any Agency RMBS during the period from July 29, 2011 (the date of the Company's inception) to December 31, 2011. The fair market values of the Company's Agency RMBS and non-Agency RMBS at December 31, 2011 were $69.5 million and $76.5 million, respectively.

     Financing and Other Liabilities. As of December 31, 2011, the Company had 65 securities repurchase agreements outstanding with one counterparty totaling $97.6 million, which was used to finance Agency RMBS and non-Agency RMBS. This agreement is secured by a portion of the Company's Agency RMBS and non-Agency RMBS and bears interest at rates that have historically moved in close relationship to LIBOR.

     Derivative Instruments. As of December 31, 2011, the Company had outstanding interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of its securities repurchase agreements. These swap agreements provide for the Company to pay fixed interest rates and receive floating interest rates indexed off of LIBOR, effectively fixing the floating interest rates on $21.6 million of borrowings under its securities repurchase agreements as of December 31, 2011.

The following analysis focuses on the results generated during the period from July 29, 2011 (the Date of the Company's Inception) to December 31, 2011

Net Interest Income

     The Company earned interest income of $3.6 million from July 29, 2011 (the date of the Company's inception) to December 31, 2011, representing interest earned on its assets. The Company incurred interest expense of $0.3 million for this period related to borrowings from its securities repurchase agreement. As of December 31, 2011, the weighted average net interest spread between the yield on the Company's assets and the cost of funds, including the impact of interest rate hedging, was 2.59% for the Company's Agency RMBS and 6.32% for its non-Agency RMBS.

     Interest income is subject to interest rate risk. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of this annual report on Form 10-K, for more information relating to interest rate risk and its impact on the Company's operating results.

     The Company's net interest income is also impacted by prepayment speeds, as measured by the CPR on the Company's assets. The three-month CPR for the period ended December 31, 2011 was 4.2% for the Company's Agency RMBS. The six-month average CPR for the period ended December 31, 2011 for the Company's Agency RMBS could not be calculated due to the age of the Company's loan pools. The three-month average and the six-month average CPR for the periods ended December 31, 2011 were 14.3% and 13.9%, respectively, for the Company's non-Agency RMBS. The non-Agency RMBS CPR includes both voluntary and involuntary amounts.

Expenses

     Advisory Fee Expense (Related Party). Pursuant to the terms of the Investment Advisory Agreement, during the period from July 29, 2011 (the date of the Company's inception) to December 31, 2011, the Advisor was paid an advisory fee equal to 1.5% per annum of the Company's Net Asset Value (as defined in the Investment Advisory Agreement), calculated and payable (in cash) quarterly in arrears. This fee (which was recorded as an advisory fee expense - related party) totaled $0.4 million for the period from July 29, 2011 (the date of the Company's inception) to December 31, 2011.

     Professional Fees. The Company incurred professional fees of $0.4 million for the period from July 29, 2011 (the date of the Company's inception) to December 31, 2011, which primarily represents consulting fees and insurance.

     General and Administrative Expenses. The Company incurred general and administrative expenses of $0.1 million for the period from July 29, 2011 (the date of the Company's inception) to December 31, 2011, which represents accrued excise taxes.

Realized and Unrealized Gain/(Loss)

     During the period from July 29, 2011 (the date of the Company's inception) to December 31, 2011, the Company sold certain of its RMBS and recognized a net loss of $1.5 million. During this period, the Company's change in unrealized loss on its RMBS was $6.0 million due to changes in the fair value of its RMBS.

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

     The following amounts related to realized gains and losses, as well as changes in estimated fair value of the Company's RMBS portfolio and derivative instruments, and are included in the Company's consolidated statement of operations for the period from July 29, 2011 (the date of the Company's inception) to December 31, 2011:

(dollars in thousands)
Other gain/(loss)
Change in unrealized loss on real estate securities	$(5,960)
Realized loss on real estate securities	(1,482)
Loss on derivative instruments	(236)
Total other loss	$(7,678)

Factors Impacting Operating Results

     The Company held a diversified portfolio of mortgage loans with a fair value of $331.8 million and RMBS assets with a fair value of $226.2 million as of December 31, 2013, and RMBS assets with a fair value of $170.7 million as of December 31, 2012. In addition, the Company anticipates having available borrowing capacity from which it expects to be able to acquire additional assets. The Company's operating results will be impacted by the Company's actual available borrowing capacity.

     The Company expects that the results of its operations will also be affected by a number of other factors, including the level of its net interest income, the fair value of its assets and the supply of, and demand for, the target assets in which it may invest. The Company's net interest income, which includes the amortization of purchase premiums and accretion of purchase discounts, varies, primarily as a result of changes in market interest rates and prepayment speeds, as measured by CPR on the Company's target assets. Interest rates and prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. The Company's operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans are held directly by the Company or included in its non-Agency RMBS or in other assets it may originate or acquire in the future.

Changes in Fair Value of the Company's Assets

     The Company's mortgage loans and RMBS are carried at fair value and future mortgage-related assets may also be carried at fair value. Accordingly, changes in the fair value of the Company's assets may impact the results of its operations for the period in which such change in value occurs. The expectation of changes in real estate prices is a major determinant of the value of mortgage loans and, therefore, of RMBS. This factor is beyond the Company's control. For additional information relating to the determination of fair value, see "—Determination of Fair Value and Market Value Measurement."

Changes in Market Interest Rates

     With respect to the Company's business operations, increases in interest rates, in general, may, over time, cause: (i) the interest expense associated with the Company's borrowings to increase; (ii) the value of its fixed-rate portfolio to decline; (iii) coupons on its ARMs and hybrid ARMs (including RMBS secured by such collateral) and on its residential mortgage loans and other floating rate securities to reset, although on a delayed basis, to higher interest rates; (iv) prepayments on its residential mortgage loans and RMBS to slow, thereby slowing the amortization of the Company's purchase premiums and the accretion of its purchase discounts; and (v) the value of its interest rate swap agreements to increase.

     Conversely, decreases in interest rates, in general, may, over time, cause: (i) prepayments on the Company's residential mortgage loans and RMBS to increase, thereby accelerating the amortization of its purchase premiums and the accretion of its purchase discounts; (ii) the interest expense associated with its borrowings to decrease; (iii) the value of its fixed-rate portfolio to increase; (iv) the value of its interest rate swap agreements to decrease; and (v) coupons on its ARMs and hybrid ARMs (including RMBS secured by such collateral) and on its residential mortgage loans and other floating rate securities to reset, although on a delayed basis, to lower interest rates. As of December 31, 2013 and 2012, 23.3% and 19.1% of the Company's RMBS assets, respectively, as measured by fair value, consisted of RMBS assets with a variable interest rate component, including ARMs and hybrid ARMs. Additionally, as of December 31, 2013, 46.1% of the Company's performing mortgage loan portfolio as measured by fair value consisted of mortgage loans with a variable interest rate component, including ARMs and hybrid ARMs.

Prepayment Speeds

     Prepayment speeds on residential mortgage loans, and therefore, RMBS vary according to interest rates, the type of investment, conditions in the financial markets, competition, defaults, foreclosures and other factors that cannot be predicted with any certainty. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans and, as a result, prepayment speeds tend to decrease. This can extend the period over which the Company earns interest income. When interest rates fall, prepayment speeds on residential mortgage loans, and therefore, RMBS tend to increase, thereby decreasing the period over which the Company earns interest income. Additionally, other factors such as the credit rating of the borrower, the rate of home price appreciation or depreciation, financial market conditions, foreclosures and lender competition, none of which can be predicted with any certainty, may affect prepayment speeds on residential mortgage loans and RMBS. In particular, despite the historically low interest rates, recent severe dislocations in the housing market, including home price depreciation resulting in many borrowers owing more on their mortgage loans than the values of their homes, have prevented many such borrowers from refinancing their mortgage loans, which has impacted prepayment rates and the value of RMBS assets. However, mortgage loan modification and refinance programs or future legislative action may make refinancing mortgage loans more accessible or attractive to such borrowers, which could cause the rate of prepayments on residential mortgage loans and RMBS assets to accelerate. For RMBS assets, higher prepayment rates would adversely affect the value of such assets or cause the holder to incur losses with respect to such assets. For more information related to the Company's assets trading at a premium to their par value as of December 31, 2013, see "—Results of Operations—Investment Activity during the years ended, and as of, December 31, 2013 and 2012—Investments" and "—Results of Operations— Investment Activity for the Period from July 29, 2011 (the Date of the Company's Inception) to December 31, 2011—Investments."

Spreads on Non-Guaranteed Mortgage Loans and Securities

     Since the financial crisis that began in 2007, the spreads between swap rates and residential mortgage loans and non-Agency RMBS have been volatile. Spreads on these assets initially moved wider due to the difficult credit conditions and have only recovered a portion of that widening. As the prices of securitized assets declined, a number of investors and a number of structured investment vehicles faced margin calls from dealers and were forced to sell assets in order to reduce leverage. The price volatility of these assets also impacted lending terms in the repurchase market, as counterparties raised margin requirements to reflect the more difficult environment. The spread between the yield on the Company's assets and its funding costs is an important factor in the performance of this aspect of the Company's business. Wider spreads imply greater income on new asset purchases but may have a negative impact on the Company's stated book value. Wider spreads generally negatively impact asset prices. In an environment where spreads are widening, counterparties may require additional collateral to secure borrowings, which may require the Company to reduce leverage by selling assets. Conversely, tighter spreads imply lower income on new asset purchases, but may have a positive impact on the Company's stated book value. Tighter spreads generally have a positive impact on asset prices. In this case, the Company may be able to reduce the amount of collateral required to secure borrowings.

Mortgage Extension Risk

     The Advisor computes the projected weighted-average life of the Company's investments based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages and the rate at which defaults, foreclosures and recoveries will occur. In general, when the Company originates or acquires a fixed-rate mortgage or hybrid ARM asset, the Company may, but is not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes the Company's borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect the Company from rising interest rates, because the borrowing costs are effectively fixed for the duration of the fixed-rate portion of the related RMBS.

     However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on the Company's consolidated results of operations, as borrowing costs would no longer be fixed after the maturity or termination of hedging instruments while the income earned on the assets would remain fixed. This situation may also cause the fair value of the Company's assets to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, the Company may be forced to sell assets to maintain adequate liquidity, which could cause the Company to incur losses.

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

Credit Risk

     The Company is subject to credit risk in connection with its investments. Although the Company does not expect to encounter credit risk in its Agency RMBS, it does expect to encounter credit risk related to its non-Agency RMBS, mortgage loans and other target assets, including assets it may originate or acquire in the future. Increases in defaults and delinquencies will adversely impact the Company's operating results, while declines in rates of default and delinquencies may improve the Company's operating results from this aspect of its business.

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

Critical Accounting Policies and Use of Estimates

Basis of Presentation

     The Company's financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and the use of assumptions as to future uncertainties. The Company's most critical accounting policies involve decisions and assessments that affect its reported assets and liabilities, as well as its reported revenues and expenses. The Company believes that all of the decisions and assessments upon which its financial statements will be based will be reasonable at the time made and based upon information available to it at that time. The Company's critical accounting policies and accounting estimates may be expanded over time as the Company fully implements its strategy. Those accounting policies and estimates that the Company expects to be most critical to an investor's understanding of its financial results and condition are discussed below:

Mortgage Loans and Real Estate Securities—Fair Value Election

     U.S. GAAP permits entities to choose to measure certain eligible financial instruments at fair value. The Company has elected the fair value option for each of its mortgage loans and real estate securities, at the date of purchase, including those securities contributed in connection with the Company's initial formation transaction. The fair value option election is irrevocable and requires the Company to measure these mortgage loans and real estate securities at estimated fair value with the change in estimated fair value recognized in earnings. The Company has established a policy for these assets to separate interest income from the full change in fair value in the consolidated statement of operations. The interest income component is presented as interest income on mortgage loans and interest income on real estate securities and the remainder of the change in fair value is presented separately as change in unrealized gain or loss on mortgage loans and change in unrealized gain or loss on real estate securities, respectively, in the Company's consolidated statements of operations.

Determination of Fair Value Measurement

     The "Fair Value Measurements and Disclosures" Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under U.S. GAAP. Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date.

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

     Financial assets and liabilities recorded on the Company's consolidated balance sheet are categorized based on the inputs to the valuation techniques as follows:

     Level 1 – Quoted prices for identical assets or liabilities in an active market.

     Level 2 – Financial assets and liabilities whose values are based on the following:

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

     Level 3 – Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement.

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

Mortgage Loans

     The fair value of the Company's mortgage loans considers data such as loan origination information and additional updated borrower and loan servicing data, as available, forward interest rates, general economic conditions, home price index forecasts and valuations of the underlying properties. The variables considered most significant to the determination of the fair value of the Company's mortgage loans include market-implied discount rates, projections of default rates, delinquency rates, loss severity (considering mortgage insurance) and prepayment rates. The Company uses loan level data, macro-economic inputs and forward interest rates to generate loss adjusted cash flows and other information in determining the fair value of its mortgage loans. Because of the inherent uncertainty of such valuation, the fair values established for mortgage loans held by the Company may differ from the fair values that would have been established if a ready market existed for these mortgage loans. Accordingly, mortgage loans are classified as Level 3 in the fair value hierarchy.

     At December 31, 2013, approximately 11.6% in unpaid principal balance of the Company's mortgage loans carries mortgage insurance and there are no foreclosures or claims outstanding against mortgage insurers.

Real Estate Securities

     The fair value of the Company's RMBS considers the underlying characteristics of each security including coupon, maturity date and collateral. The Company estimates the fair value of its RMBS based upon a combination of observable prices in active markets, multiple indicative quotes from brokers, and executable bids. In evaluating broker quotes the Company also considers additional observable market data points including recent observed trading activity for identical and similar securities, back-testing, broker challenges and other interactions with market participants, as well as yield levels generated by model-based valuation techniques. In the absence of observable quotes, the Company utilizes model-based valuation techniques that may contain unobservable valuation inputs.

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

Derivative Instruments

Interest Rate Swap Agreements

     An interest rate swap is an agreement between the Company and a counterparty to exchange periodic interest payments where one party to the contract makes a fixed rate payment in exchange for a floating rate payment from the other party. Interest rate swap agreements are valued using counterparty valuations. The Company utilizes proprietary modeling analysis or industry standard third party analytics to support the counterparty valuations. These counterparty valuations are generally based on models with market observable inputs such as interest rates and contractual cash flows, and, as such, are classified as Level 2 on the fair value hierarchy. The Company's interest rate swap agreements are governed by International Swap and Derivative Association trading agreements, which are separately negotiated agreements with dealer counterparties. As of December 31, 2013 and December 31, 2012, no credit valuation adjustment was made in determining the fair value of derivatives.

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

Interest Income Recognition and Impairment—RMBS

     Pursuant to the Company’s policy for separately presenting interest income on real estate securities, the Company follows acceptable methods under U.S. GAAP for allocating a portion of the change in fair value of real estate securities to interest income on real estate securities.

     Interest income on Agency RMBS is accrued based on the outstanding principal balance and contractual terms. Premiums and discounts associated with Agency RMBS at the time of purchase are amortized into interest income over the life of such securities using the effective yield method and adjusted for actual prepayments.

     Interest income on the non-Agency RMBS that were purchased at a discount to par value and/or were rated below AA at the time of purchase is recognized based on the effective yield method in accordance with ASC 325-40 "Beneficial Interests in Securitized Financial Assets". The effective yield on these securities is based on the projected cash flows from each security, which are estimated based on the Company's observation of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. On a monthly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore, the actual maturities of the securities are generally shorter than stated contractual maturities.

     Interest income is recorded as interest income on real estate securities in the consolidated statements of operations.

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

     RMBS are evaluated for other-than-temporary impairment ("OTTI") each quarter. A security where the fair value is less than amortized cost is considered impaired. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a security has been deemed to be other-than-temporarily impaired, the amount of OTTI is bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statement of operations as a realized loss. The remaining OTTI related to the valuation adjustment is recognized as a component of unrealized loss in the consolidated statement of operations. The Company recognized $1.1 million and $0.2 million in OTTI for the years ended December 31, 2013 and 2012, respectively. Realized gains and losses on sale of RMBS are determined using the specific identification method. RMBS transactions are recorded on the trade date.

Variable Interest Entities

     A variable interest entity ("VIE") is an entity that lacks one or more of the characteristics of a voting interest entity. The Company evaluates each of its investments to determine if each is a VIE based on: (i) the sufficiency of the entity's equity investment at risk to finance its activities without additional subordinated financial support provided by any parties, including the equity holders; (ii) whether as a group the holders of the equity investment at risk have (a) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity's economic performance, (b) the obligation to absorb the expected losses of the legal entity and (c) the right to receive the expected residual returns of the legal entity; and (iii) whether the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity or their rights to receive the expected returns of their equity, or both, and whether substantially all of the entity's activities involve or are conducted on behalf of an investor that has disproportionately fewer voting rights. An investment that lacks one or more of the above three characteristics is considered to be a VIE. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

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

     The Company has evaluated its real estate securities investments to determine if each represents a variable interest in a VIE. The Company monitors these investments and analyzes them for potential consolidation. The Company's real estate securities investments represent variable interests in VIEs. At December 31, 2013 and 2012, no VIEs required consolidation as the Company was not the primary beneficiary of any of these VIEs. At December 31, 2013 and 2012, the maximum exposure of the Company to VIEs is limited to the fair value of its investments in real estate securities as disclosed in the consolidated balance sheets.

Repurchase Agreements

     The borrowings the Company used to fund the purchase of its portfolio totaled approximately $374.7 million as of December 31, 2013 under the Loan Repurchase Facility as well as master securities repurchase agreements with four counterparties. The Company is also in discussions with other financial institutions to provide it with additional borrowing capacity under various agreements including repurchase agreements and other types of financing arrangements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Repurchase agreements are recorded on trade date at the contract amount.

     The Company pledges cash and certain of its assets as collateral under these repurchase arrangements. The amounts available to be borrowed are dependent upon the fair value of the assets pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged assets, the lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of December 31, 2013, the Company had met all margin call requirements.

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

     The Company's derivative contracts contain provisions that allow for the netting or setting off of all individual swap receivables and payables with the counterparty and, therefore, the fair value of those swap contracts are netted. The credit support annex provisions of the Company's interest rate swap contracts allow the parties to mitigate their credit risk by requiring the party which is out of the money to post collateral. At December 31, 2013, all collateral provided under these contracts consists of cash collateral.

8% Exchangeable Senior Notes Due 2016

     On November 25, 2013, the Operating Partnership issued $57.5 million aggregate principal amount of the Exchangeable Senior Notes. The Exchangeable Senior Notes are carried at amortized cost. Interest expense on the Exchangeable Senior Notes is computed using the effective interest method. The conversion features of the Exchangeable Senior Notes are deemed to be an embedded derivative. Accordingly, the Company is required to bifurcate the embedded derivative related to the conversion features of the Exchangeable Senior Notes. The Company recognized the embedded derivative as a liability on its balance sheet at December 31, 2013, measures it at its estimated fair value and recognizes changes in its estimated fair value in gain/(loss) on derivative instruments in the Company's consolidated statements of operations.

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

     The Company evaluates uncertain income tax positions when applicable. Based upon its analysis of income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of either December 31, 2013 or December 31, 2012.

     The Company has elected to treat two of its subsidiaries, ZAIS I TRS and ZFC Trust TRS, as TRSs. The Company may perform certain activities through these TRSs that could adversely impact the Company's REIT qualification if performed other than through a TRS. Earnings from activities conducted through the TRSs are subject to federal and state income taxes irrespective of the dividends-paid deduction available to REITs for federal income tax purposes. In addition, for the Company to continue to qualify to be taxed as a REIT, the Company's total investment in all TRSs may not exceed 25% of the value of the total assets of Company determined for federal income tax purposes.

     For the year ended December 31, 2013 and 2012, the Company did not have any significant activity in the TRSs. No provision for federal income taxes has been made in the accompanying consolidated financial statements, as the TRSs did not generate taxable income for the periods presented.

Accounting Standards Applicable To Emerging Growth Companies

     The JOBS Act contains provisions that relax certain requirements for "emerging growth companies," which includes the Company. The Company is an "emerging growth company" as defined in the JOBS Act and may remain an emerging growth company for up to five full fiscal years. Unlike other public companies, for as long as the Company is an emerging growth company, the Company will not be required to (i) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (ii) provide an auditor's attestation report on internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (iii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise. The Company has irrevocably opted-out of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As a result, the Company will comply with new or revised accounting standards on the same time frames as other public companies that are not "emerging growth companies."

Recent Accounting Pronouncements

     In January 2014, the FASB issued ASU 2014-04: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure ("ASU 2014-04"), to reduce diversity in practice by clarifying when an in substance repossession or foreclosure has occurred and when a creditor should derecognize the associated loan receivable and recognize the real estate property. ASU 2014-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of ASU 2014-04 is not expected to have a material effect on the Company's consolidated financial statements.

Liquidity and Capital Resources

     Liquidity is a measure of the Company's ability to turn non-cash assets into cash and to meet potential cash requirements. The Company uses significant cash to purchase assets, pay dividends, repay principal and interest on its borrowings, fund its operations and meet other general business needs. The Company's primary sources of liquidity are its existing cash balances, borrowings under the Loan Repurchase Facility and under its securities repurchase agreements, the net proceeds of offerings of equity and debt securities and notes issued by the Operating Partnership and net cash provided by operating activities, private funding sources, including other borrowings structured as repurchase agreements, securitizations, term financings and derivative agreements, and future issuances of common equity, preferred equity, convertible securities, exchangeable notes, trust preferred and/or debt securities. The Company does not currently have any committed borrowing capacity, other than pursuant to the Loan Repurchase Facility and securities repurchase agreements discussed below.

     The borrowings the Company used to fund the purchase of its mortgage loan portfolio and its RMBS portfolio totaled approximately $236.1 million and $138.6 million, respectively, as of December 31, 2013 under the Loan Repurchase Facility and under master securities repurchase agreements with four real estate securities repurchase agreement counterparties. Additionally, $57,500,000 aggregate principal amount of the Exchangeable Senior Notes were outstanding as of December 31, 2013. The Company is also in discussions with other financial institutions to provide it with additional borrowing capacity under various agreements including repurchase agreements and other types of financing arrangements.

     As of December 31, 2013, the Company had a total of $331.5 million in fair value of trust certificates representing interests in residential mortgage loans (the "Trust Certificates") pledged against its borrowings under the Loan Repurchase Facility and $183.7 million in fair value of RMBS pledged against its securities repurchase agreement borrowings.

     Under the Loan Repurchase Facility and securities repurchase agreements, the Company may be required to pledge additional assets to its counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. Generally, the Company's Loan Repurchase Facility and securities repurchase agreements contain a LIBOR-based financing rate, term and haircuts depending on the types of collateral and the counterparties involved. Further, as of December 31, 2013, the range of haircut provisions associated with the Company's repurchase agreements was between 27% and 29% for fully pledged Trust Certificates and was between 15% and 40% for fully pledged non-Agency RMBS. For additional information about the Loan Repurchase Facility, see Note 6 of the consolidated financial statements.

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

     As of December 31, 2013, the Company had a leverage ratio of 2.42x.

     The Company maintains cash, unpledged mortgage loans and non-Agency RMBS (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by the Company's counterparties (collectively, the "Cushion") to meet routine margin calls and protect against unforeseen reductions in the Company's borrowing capabilities. The Company's ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of its securities, its cash position and margin requirements. The Company's cash position fluctuates based on the timing of its operating, investing and financing activities and is managed based on the Company's anticipated cash needs. As of December 31, 2013, the Company had a Cushion of $94.3 million in addition to certain reserves held with respect to the Loan Repurchase Facility.

     As of December 31, 2013, the Company had a total of $2.1 million of restricted cash pledged against its swaps and repurchase agreements.

     On November 25, 2013, the Operating Partnership issued the Exchangeable Senior Notes, which may be exchanged for shares of the Company's common stock or, to the extent necessary to satisfy NYSE listing requirements, cash, at the applicable exchange rate at any time prior to the close of business on the scheduled trading day prior to the maturity date. The Company may not elect to issue shares of common stock upon exchange of the Exchangeable Senior Notes to the extent such election would result in the issuance of 20% or more of the common stock outstanding immediately prior to the issuance of the Exchangeable Senior Notes (or more than 1,779,560 shares of common stock) until the Company receives stockholder approval for issuances above this threshold. The initial exchange rate for each $1,000 aggregate principal amount of the Exchangeable Senior Notes was 52.5417 shares of common stock, equivalent to an exchange price of approximately $19.03 per share, representing an approximately 15% premium to the last reported sale price of the common stock on November 19, 2013 (the date of the initial sale of the Exchangeable Senior Notes), which was $16.55 per share. The exchange rate will be subject to adjustment for certain events, including for regular quarterly dividends in excess of $0.50 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the exchange rate will be increased but will in no event exceed 60.4229 shares of common stock per $1,000 principal amount of 2016 Exchangeable Notes. The exchange rate was adjusted on December 27, 2013 to 54.3103 shares of common stock per $1,000 principal amount of Exchangeable Senior Notes pursuant to the Company’s special dividend of $0.55 per common share and OP unit declared on December 19, 2013. Pursuant to a registration rights agreement, the Company agreed to file with the SEC within 120 days from the issue date, and to use its commercially reasonable efforts to cause to become effective within 180 days, a shelf registration statement with respect to the resales of the Company's common stock that may be issued upon exchange of the Exchangeable Senior Notes. If the Company fails to comply with certain of its obligations under the registration rights agreement, the Company will be required to pay liquidated damages to holders of the Exchangeable Senior Notes. The Company will increase the exchange rate by 3% for holders that exchange the Exchangeable Senior Notes when there exists a registration default with respect to shares of the Company's common stock. For additional information related to the Exchangeable Senior Notes, see "Notes to Consolidated Financial Statements—8.0% Exchangeable Senior Notes due 2016".

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

     The Company's current policy is to pay quarterly distributions which will allow it to qualify as a REIT and generally not be subject to U.S. federal income tax on its undistributed income. Taxable and GAAP earnings will typically differ due to differences in premium amortization and discount accretion, certain non-taxable unrealized and realized gains and losses, and non-deductible general and administrative expenses.

Cash Generated from Operating Activities

     The Company's operating activities provided net cash of $8.1 million for the year ended December 31, 2013. The cash provided by operating activities is primarily a result of income earned on the Company's assets, partially offset by interest expense on repurchase agreements and operating expenses.

     The Company's operating activities provided net cash of $2.6 million for the year ended December 31, 2012. The cash provided by operating activities is primarily a result of income earned on the Company’s assets, offset by interest expense on securities repurchase agreements, operating expenses and interest cost of $1.8 million which is primarily due to dividends paid on 515,035 shares of common stock, which were reported as a common stock repurchase liability at December 31, 2012.

     The Company’s operating activities provided net cash of $1.7 million for the period from July 29, 2011 (the date of the Company’s inception) to December 31, 2011. The cash provided by operating activities is primarily a result of income earned on the Company’s assets partially reduced by interest expense on securities repurchase agreements and operating expenses.

Cash Used in Investing Activities

     The Company's investing activities used net cash of $386.8 million for the year ended December 31, 2013. During the year ended December 31, 2013, the Company utilized cash to purchase $334.2 million in mortgage loans and $406.3 million in RMBS (net of changes in amounts payable for real estate securities purchased), which was offset by principal repayments on mortgage loans of $13.9 million, principal repayments on real estate securities of $46.8 million, proceeds from the sale of real estate securities of $291.3 million (net of changes in amounts receivable for real estate securities sold) and a decrease in restricted cash of $1.6 million in connection with swap, TBAs and repurchase agreements.

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

Cash Generated from Financing Activities

     The Company's financing activities provided cash of $416.7 million for the year ended December 31, 2013, which was a result of net borrowings from the Loan Repurchase Facility of $236.1 million, net proceeds from the issuance of common stock of $118.9 million, net proceeds from the issuance of the Exchangeable Senior Notes of $55.8 million and borrowings from real estate securities repurchase agreements of $366.1 million, offset by repayments of real estate securities repurchase agreements of $343.6 million, the payment of dividends and distributions on common stock and OP units of $10.4 million, repurchases of common stock of $5.8 million and other items.

     The Company’s financing activities provided cash of $19.0 million for the year ended December 31, 2012, which was a result of net proceeds from the issuance of common stock, OP units and preferred stock of $25.3 million and borrowings from securities repurchase agreements of $79.1 million, offset by repayments of real estate securities, securities repurchase agreements of $60.6 million, repurchases of common stock of $14.2 million and dividend payments of $10.6 million paid to the holders of common stock, OP units and preferred stock.

     The Company’s financing activities provided cash of $100.6 million from the period from July 29, 2011 (the date of the Company’s inception) to December 31, 2011, which was the result of borrowings from real estate securities repurchase agreements of $108.0 million and cash received pursuant to the Company’s formation transactions of $3.0 million offset by repayments of securities repurchase agreements of $10.4 million.

Contractual Obligations

     The Company has entered into an Investment Advisory Agreement with the Advisor. The Advisor is entitled to receive a quarterly advisory fee and the reimbursement of certain expenses; however, those obligations do not have fixed and determinable payments. Additionally, as discussed above under "Liquidity and Capital Resources," the borrowings the Company used to fund the purchase of its portfolio totaled approximately $374.7 million as of December 31, 2013 under master repurchase agreements with four real estate securities repurchase agreement counterparties and under the Loan Repurchase Facility with another counterparty. These borrowings were all due within one year.

     The following table presents contractual obligations and commitments as of December 31, 2013:

		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
	(dollars in thousands)
Loan repurchase facility	$236,059	$236,059	$-	$-	$-
Interest on loan repurchase facility(1)	249	249	-	-	-
Repurchase agreements	138,592	138,592	-	-	-
Interest on securities repurchase agreements(1)	152	152	-	-	-
Exchangeable Senior Notes	57,500	-	57,500	-	-
Interest on Exchangeable Senior Notes	13,685	4,485	9,200	-	-

Total	$446,237	$379,537	$66,700	$-	$-
____________________

(1)

Interest is calculated based on the interest rate in effect at December 31, 2013 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

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

     The following table reconciles net income computed in accordance with GAAP to Core Earnings:

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands, except per
	share data)
Net income/(loss) – GAAP	$7,553	$20,266	$(5,134)
Recurring adjustments for non-core earnings:
Change in unrealized gain or loss on mortgage loans	(7,136)	—	—
Change in unrealized gain or loss on real estate securities	7,171	(17,793)	5,960
Realized (gain) on mortgage loans	(1,299)	—	—
Realized loss on real estate securities	9,046	186	1,482
(Gain)/loss on derivative instruments	(5,615)	1,171	236
One time adjustments for non-core earnings:	9,720	3,830	2,544
Common stock repurchase liability	—	1,827	—
Core Earnings - non-GAAP	$9,720	$5,657	$2,544
Core Earnings - per weighted average share outstanding – non-GAAP	$1.16	$2.04	$0.84

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

     The borrowings the Company used to fund the purchase of its portfolio totaled approximately $374.7 million as of December 31, 2013 under RMBS master securities repurchase agreements with four counterparties and under the Loan Repurchase Facility. The Company is also in discussions with other financial institutions to provide it with additional borrowing capacity under various agreements including repurchase agreements and other types of financing arrangements. At December 31, 2013, the Company also had interest rate swaps with an outstanding notional amount of $17.2 million, resulting in variable rate debt of $357.5 million. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $357.5 million in variable rate debt by $0.4 million. Such hypothetical impact of interest rates on the Company's variable rate debt does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, the Company may take actions to further mitigate its exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company's financial structure.

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

     Hedging techniques are partly based on assumed levels of prepayments of the Company's RMBS and residential mortgage loans. If prepayments are slower or faster than assumed, the effectiveness of any hedging strategies the Company uses will be reduced and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are complex and may produce volatile returns. For more information, see Item 1, "Business—Financing Strategy," of this annual report on Form 10-K.

Fair Value

     Changes in interest rates may also have an impact on the fair value of the assets the Company originates or acquires.

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

Credit Risk

     The Company expects to encounter credit risk related to its non-Agency RMBS, mortgage loans and other target assets, including assets it may originate or acquire in the future. A portion of the Company's assets are comprised of residential mortgage loans that are unrated. The credit risk related to these investments pertains to the ability and willingness of borrowers to pay the mortgage loan payments, the ability of which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. The Company believes that residual loan credit quality is primarily determined by the borrowers' credit profiles and loan characteristics.

Extension Risk

     If prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on the Company's results from operations, as borrowing costs would no longer be fixed after the end of the hedging instrument, while the income earned on the hybrid adjustable-rate assets would remain fixed. This situation may also cause the fair market value of the Company's hybrid adjustable-rate assets to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, the Company may be forced to sell assets to maintain adequate liquidity, which could cause it to incur losses.

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

Counterparty Risk

       The Company finances the acquisition of a significant portion of its residential mortgage loans and RMBS with repurchase agreements. In connection with these financing arrangements, the Company pledges its residential mortgage loans and securities as collateral to secure the borrowings. The amount of collateral pledged will typically exceed the amount of the borrowings (i.e., the haircut) such that the borrowings will be over-collateralized. As a result, the Company is exposed to the counterparty if, during the term of the repurchase agreement financing, a lender should default on its obligation and the Company is not able to recover its pledged assets. The amount of this exposure is the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to the lender including accrued interest receivable on such collateral.

       The Company enters into interest rate swap agreements to manage its interest rate risk. The Company is required to pledge cash or assets as collateral as part of a margin arrangement in connection with the interest rate swap agreements. The amount of margin that the Company is required to post will vary by counterparty and generally reflects collateral posted with respect to interest rate swaps that are in an unrealized loss position to the Company and a percentage of the aggregate notional amount of interest rate swaps per counterparty. In the event that an interest rate swap counterparty were to default on its obligation, the Company would be exposed to a loss to the extent that the amount of cash or assets pledged by it exceeds the unrealized loss on the associated interest rate swap to the extent that the Company is not able to recover its excess collateral. In addition, if a counterparty to an interest rate swap agreement cannot perform under the terms of the agreement, the Company may not receive payments due under that agreement, and thus, may lose any unrealized gain associated with the interest rate swap agreement or, be unable to collect the cash value, if any, at expiration. Therefore, upon a default by an interest rate swap agreement counterparty, the interest rate swap would no longer mitigate the impact of changes in interest rates as intended.

       During the past several years, certain repurchase agreement and interest rate swap counterparties in the United States and Europe have experienced financial difficulty and have been either rescued by government assistance or otherwise benefited from accommodative monetary policy of their respective central banks.

       The following table summarizes the Company’s exposure to its repurchase agreements and derivative counterparties at December 31, 2013:

		Repurchase			Exposure as
	Number of	Agreement	Swaps at		Percent of
	Counterparties	Borrowings(1)	Fair Value	Exposure(2)	Total Assets
	(dollars in thousands)
North America:
Canada(3)	1	$ 43,921	$-	$ 16,288	2.6%
U.S.	1	248,123	-	99,231	16.0%
	2	292,044	-	115,519	18.6%

Europe:(3)
Switzerland	1	55,006	-	15,773	2.5%
United Kingdom	1	28,509	284	10,805	1.7%
	2	83,515	284	26,578	4.2%

Total Counterparty Exposure	4	$ 375,559	$284	$ 142,097	22.8%
____________________

(1)	Includes accrued interest payable.
(2)	Represents the amount of cash and/or securities pledged as collateral to counterparties plus the net unrealized gain on swaps including collateral pledged less the aggregate of repurchase agreement borrowings.
(3)	Includes foreign based counterparties as well as U.S. domiciled subsidiaries of such counterparties, as such transactions are generally entered into with a U.S. domiciled subsidiary of such counterparties.

       The following table presents information with respect to any counterparty for repurchase agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at December 31, 2013:

			Weighted Average Months to
			Maturity for Repurchase	Percent of Stockholders'
Counterparty	Counterparty Rating(1)	Amount of Risk(2)	Agreements	Equity
		(dollars in thousands)
Citigroup Inc.(3)	A/A2	$99,231	5	55.8%
RBC Capital Markets, LLC	AA-/A2	$16,288	1	9.2%
Credit Suisse Securities (USA), LLC	A/A2	$15,773	<1	8.9%
Barclays PLC(4)	A/A2	$10,805	<1	6.1%
____________________

(1)	The counterparty rating presented is the long-term issuer credit rating as rated at December 31, 2013 by S&P and Moody's, respectively.
(2)	The amount at risk reflects the difference between (a) the amount loaned to us through repurchase agreements, including interest payable, plus the net unrealized gain on swaps including collateral pledged and (b) the cash and the fair value of the securities pledged by us as collateral, including accrued interest receivable on such securities.
(3)	Includes amounts at risk with Citibank, N.A. and Citigroup Global Markets Inc. Counterparty rating is for Citibank, N.A. which represents $94.8 million of the total exposure. The remaining exposure is to Citigroup Global Markets Inc. which was rated A/Baa2 by S&P and Moody's, respectively as of December 31, 2013.
(4)	Includes amounts at risk with Barclays Capital Inc. and Barclays Bank PLC. Counterparty rating is for Barclays Capital Inc. which represents $9.8 million of the total exposure. The remaining exposure is to Barclays Bank PLC which was rated A/A2 by S&P and Moody's, respectively as of December 31, 2013.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Accounting Firm	79
Consolidated Financial Statements
Consolidated Balance Sheets
December 31, 2013 and 2012	80
Consolidated Statements of Operations
For the Years Ended December 31, 2013 and December 31, 2012 and for the Period From July 29, 2011
(Inception) to December 31, 2011	81
Consolidated Statements of Stockholders' Equity
For the Period From July 29, 2011 (Inception) to December 31, 2011 and for the Years Ended
December 31, 2012 and December 31, 2013	82
Consolidated Statements of Cash Flows
For the Year ended December 31, 2013 and December 31, 2012 and for the Period From July 29, 2011
(Inception) to December 31, 2011	83
Notes to Consolidated Financial Statements	84–108

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
ZAIS Financial Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of ZAIS Financial Corp. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 and for the period from July 29, 2011 (inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, NY
March 12, 2014

ZAIS Financial Corp. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
	(Expressed in United States Dollars)
Assets
Cash	$57,060,806	$19,061,110
Restricted cash	2,128,236	3,768,151
Mortgage loans, at fair value - $331,522,165 and $0 pledged as collateral, respectively	331,785,542	—
Real estate securities, at fair value - $183,722,511 and $133,538,998 pledged as collateral,
respectively	226,155,221	170,671,683
Derivative assets, at fair value	284,454	—
Other assets	2,666,799	1,345,665
Receivable for real estate securities sold	—	6,801,398
Total assets	$620,081,058	$201,648,007
Liabilities
Loan repurchase facility	$236,058,976	$—
Securities repurchase agreements	138,591,678	116,080,467
Exchangeable Senior Notes	54,539,051	—
Payable for real estate securities purchased	—	6,195,767
Derivative liabilities, at fair value	1,471,607	1,144,744
Dividends and distributions payable	8,452,910	—
Accounts payable and other liabilities	1,828,947	1,820,581
Accrued interest payable	1,369,327	74,966
Common stock repurchase liability (515,035 shares of common stock)	—	11,190,687
Total liabilities	442,312,496	136,507,212

Commitments and Contingencies (Note 14)

Stockholders' equity
12.5% Series A cumulative non-voting preferred stock, $0.0001 par value; 50,000,000 shares
authorized; zero shares and 133 shares issued and outstanding, respectively	—	—
Common stock $0.0001 par value; 500,000,000 shares authorized;
7,970,886 shares issued and 7,970,886 shares outstanding, and
2,586,131 shares issued and 2,071,096 shares outstanding, respectively	798	207
Additional paid-in capital	164,207,617	39,759,770
(Accumulated deficit)/retained earnings	(4,958,607)	5,281,941
Total ZAIS Financial Corp. stockholders' equity	159,249,808	45,041,918
Non-controlling interests in operating partnership	18,518,754	20,098,877
Total stockholders' equity	177,768,562	65,140,795
Total liabilities and stockholders' equity	$620,081,058	$201,648,007

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Operations

			Period from
			July 29, 2011
	For the Year Ended	For the Year Ended	(Inception) to
	December 31, 2013	December 31, 2012	December 31, 2011
	(Expressed in United States Dollars)
Interest income
Mortgage loans	$10,470,435	$—	$—
Real estate securities	15,947,892	9,398,319	3,617,753
Total interest income	26,418,327	9,398,319	3,617,753
Interest expense
Loan repurchase facility	3,612,167	—	—
Securities repurchase agreements	2,918,813	1,387,451	295,433
Exchangeable Senior Notes	563,539	—	—
Total interest expense	7,094,519	1,387,451	295,433
Net interest income	19,323,808	8,010,868	3,322,320
Other gains/(losses)
Change in unrealized gain or loss on mortgage loans	7,136,482	—	—
Change in unrealized gain or loss on real estate securities	(7,170,706)	17,793,339	(5,960,301)
Realized gain on mortgage loans	1,298,844	—	—
Realized loss on real estate securities	(9,045,689)	(186,487)	(1,481,921)
Gain/(loss) on derivative instruments	5,614,815	(1,171,219)	(235,599)
Total other (losses)/gains	(2,166,254)	16,435,633	(7,677,821)
Expenses
Professional fees	3,490,135	1,247,370	363,969
Advisory fee - related party	2,629,815	877,825	361,890
Loan servicing fees	903,659	—	—
General and administrative expenses	2,580,480	228,359	53,106
Interest on common stock repurchase liability	—	1,827,350	—
Total expenses	9,604,089	4,180,904	778,965
Net income/(loss)	7,553,465	20,265,597	(5,134,466)
Net income allocated to non-controlling interests	880,358	362,324	—
Preferred dividends	15,379	15,424	—
Net income/(loss) attributable to ZAIS Financial Corp. common
stockholders and common stock repurchase liability	6,657,728	19,887,849	(5,134,466)
Income allocated to common stock repurchase liability	—	454,047	—
Net income/(loss) attributable to ZAIS Financial Corp. common
stockholders	$6,657,728	$19,433,802	$(5,134,466)
Net income/(loss) per share applicable to common stockholders –
basic and diluted	$.92	$7.13	$(1.70)
Weighted average number of shares of common stock:
Basic	7,273,366	2,724,252	3,022,617
Diluted	8,200,280	2,773,845	3,022,617

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock
							Total ZAIS
						(Accumulated	Financial	Non-controlling
	Shares of		Shares of		Additional	Deficit)	Corp.	Interests in
	Preferred	Preferred	Common	Common	Paid-in	/Retained	Stockholders'	Operating
	Stock	Stock at Par	Stock	Stock at Par	Capital	Earnings	Equity	Partnership	Total Equity
	(Expressed in United States Dollars)
Balance at July 29, 2011 (Inception)	—	$—	—	$—	$—	$—	$—	$—	$—
Exchange offer contribution	—	—	3,022,617	302	60,452,038	—	60,452,340	—	60,452,340
Net loss applicable to common
stockholders	—	—	—	—	—	(5,134,466)	(5,134,466)	—	(5,134,466)
Balance at December 31, 2011	—	—	3,022,617	302	60,452,038	(5,134,466)	55,317,874	—	55,317,874
Net proceeds from offering of
preferred stock	133	—	—	—	115,499	—	115,499	—	115,499
Net proceeds from offering of OP
units	—	—	—	—	—	—	—	20,393,704	20,393,704
Net proceeds from offering of
common stock	—	—	232,039	24	4,757,446	—	4,757,470	—	4,757,470
Distributions on OP units	—	—	—	—	—	—	—	(1,117,280)	(1,117,280)
Dividends on common stock	—	—	—	—	—	(9,471,442)	(9,471,442)	—	(9,471,442)
Repurchase of common stock	—	—	(668,525)	(67)	(14,181,192)	—	(14,181,259)	—	(14,181,259)
Common stock repurchase liability	—	—	(515,035)	(52)	(10,923,892)	—	(10,923,944)	—	(10,923,944)
Rebalancing of ownership
percentage between the
Company and operating partnership	—	—	—	—	(460,129)	—	(460,129)	460,129	—
Net income	—	—	—	—	—	19,887,849	19,887,849	362,324	20,250,173
Balance at December 31, 2012	133	—	2,071,096	207	39,759,770	5,281,941	45,041,918	20,098,877	65,140,795
Reversal of common stock
repurchase liability	—	—	249,790	25	5,440,150	—	5,440,175	—	5,440,175
Repurchase of preferred shares	(133)	—	—	—	(133,000)	—	(133,000)	—	(133,000)
Net proceeds from initial public
offering	—	—	5,650,000	566	118,861,934	—	118,862,500	—	118,862,500
Equity raise payments	—	—	—	—	(216,658)	—	(216,658)	—	(216,658)
Distributions on OP units	—	—	—	—	—	—	—	(1,965,060)	(1,965,060)
Dividends on common stock	—	—	—	—	—	(16,898,276)	(16,898,276)	—	(16,898,276)
Rebalancing of ownership
percentage between the
Company and operating partnership	—	—	—	—	495,421	—	495,421	(495,421)	—
Net income	—	—	—	—	—	6,657,728	6,657,728	880,358	7,538,086
Balance at December 31, 2013	—	$—	7,970,886	$798	$164,207,617	$(4,958,607)	$159,249,808	$18,518,754	$177,768,562

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows

			Period from
			July 29, 2011
	Year Ended	Year Ended	(Inception) to
	December 31, 2013	December 31, 2012	December 31, 2011
	(Expressed in United States Dollars)
Cash flows from operating activities
Net income/(loss)	$7,553,465	$20,265,597	$(5,134,466)
Adjustments to reconcile net (loss)/income to net cash
provided by operating activities
Net (accretion)/amortization of (discounts) premiums
related to mortgage loans	(3,059,231)	—	—
Net (accretion)/amortization of (discounts)/premiums
related to real estate securities	(2,932,089)	(893,792)	(1,688,467)
Change in unrealized (gain) or loss on mortgage loans	(7,136,482)	—	—
Change in unrealized (gain) or loss on real estate
securities	7,170,706	(17,793,339)	5,960,301
Realized (gain) on mortgage loans	(1,298,844)	—	—
Realized loss on real estate securities	9,045,689	186,487	1,481,921
Change in unrealized gain or loss on derivative
instruments	(1,281,997)	890,442	254,302
Amortization of Exchangeable Senior Notes discount	88,457	—	—
Changes in operating assets and liabilities
(Increase) in other assets	(1,321,134)	(1,253,517)	(92,148)
Increase in accounts payable, other liabilities and
interest on common stock repurchase liability	8,366	1,216,264	871,060
Increase in accrued interest payable	1,294,361	10,018	64,948
Net cash provided by operating activities	8,131,267	2,628,160	1,717,451
Cash flows from investing activities
Acquisitions of mortgage loans	(334,162,044)	—	—
Proceeds from principal repayments on mortgage loans	13,871,059	—	—
Acquisitions of real estate securities, net of change in
payable for real estate securities purchased	(406,263,789)	(104,299,838)	(107,245,213)
Proceeds from principal repayments on real estate securities	46,752,670	23,277,965	5,720,282
Proceeds from sales of real estate securities, net of changes
in receivable for real estate securities sold	291,348,906	74,216,314	7,216,183
Restricted cash provided by/(used) in investment activities	1,639,915	(2,052,940)	(1,715,211)
Net cash used in investing activities	(386,813,283)	(8,858,499)	(96,023,959)
Cash flows from financing activities
Proceeds from issuance of common stock upon exchange
offer	—	—	3,036,222
Proceeds from issuance of common stock, net	118,862,500	4,757,470	—
Proceeds from issuance of OP units, net	—	20,393,704	—
Proceeds from issuance of preferred stock, net	—	115,499	—
Repurchase of common stock	—	(14,181,259)	—
Payment of common stock repurchase liability	(5,750,512)	—	—
Net borrowings under loan repurchase facility	236,058,976	—	—
Borrowings from securities repurchase agreements	366,103,785	79,129,751	108,041,100
Repayments of securities repurchase agreements	(343,592,574)	(60,646,294)	(10,444,090)
Proceeds from issuance of Exchangeable Senior Notes	54,450,594	—	—
Allocation of proceeds to conversion option on
Exchangeable Senior Notes	1,324,406	—	—
Dividends on common stock and distributions on OP units
(net of dividends and distributions payable)	(10,410,426)	(10,588,722)	—
Repurchase of preferred stock including dividend	(148,379)	(15,424)	—
Equity raise payments	(216,658)	—	—
Net cash provided by financing activities	416,681,712	18,964,725	100,633,232
Net increase in cash	37,999,696	12,734,386	6,326,724
Cash
Beginning of period	19,061,110	6,326,724	—
End of period	$57,060,806	$19,061,110	$6,326,724
Supplemental disclosure of cash flow information
Interest paid on loan repurchase facility and securities
repurchase agreements	$5,696,619	$1,377,433	$224,475
Taxes paid	$—	$—	$—
Supplemental disclosure of noncash investing and
financing activities
Increase in dividends payable	$8,452,910	$—	$—
Exchange offer contribution – debt securities	$—	$—	$57,416,118

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Organization

     ZAIS Financial Corp. (the "Company") was incorporated in Maryland on May 24, 2011, and has elected to be taxed and to qualify as a real estate investment trust ("REIT") beginning with the taxable year ended December 31, 2011. The Company was initially capitalized and commenced operations on July 29, 2011, when it completed an exchange of a mutually agreed upon portion of the shareholders' and limited partners' interests in the ZAIS Matrix VI-A Ltd. and ZAIS Matrix VI-B L.P. funds (the "Matrix Funds") managed by ZAIS Group, LLC ("ZAIS"), which included cash of $3,036,222 and real estate securities having a fair value of $57,416,118, for 3,022,617 shares of the Company's common stock. On February 13, 2013, the Company completed its initial public offering ("IPO"), pursuant to which the Company sold 5,650,000 shares of its common stock at a price of $21.25 per share for gross proceeds of $120.1 million. Net proceeds after the payment of offering costs of $1.2 million were $118.9 million.

     The Company primarily invests in, finances and manages performing and re-performing residential mortgage loans, which may be seasoned or recently originated. The Company also invests in, finances and manages residential mortgage-backed securities ("RMBS") that are not issued or guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association ("Fannie Mae"), or the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or an agency of the U.S. Government, such as the Government National Mortgage Association ("Ginnie Mae") ("non-Agency RMBS") with an emphasis on securities that, when originally issued, were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations. The Company also has the discretion to invest in mortgage servicing rights ("MSRs"), RMBS that are issued or guaranteed by a federally chartered corporation or a U.S. Government agency ("Agency RMBS"), including through To-Be-Announced ("TBA") contracts, and in other real estate-related and financial assets, such as interest only strips created from RMBS ("IOs"), commercial mortgage-backed securities ("CMBS") and asset-backed securities ("ABS"). The Company refers collectively to the assets it targets for acquisition as its target assets.

     The Company is externally managed by ZAIS REIT Management, LLC (the "Advisor"), a subsidiary of ZAIS, and has no employees. The Company is the sole general partner of, and conducts substantially all of its business through, ZAIS Financial Partners, L.P., the Company's consolidated operating partnership subsidiary (the "Operating Partnership").

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

2. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") as contained within the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and the rules and regulations of the Securities and Exchange Commission.

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

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all of the wholly owned subsidiaries of the Operating Partnership. The Company, which serves as the sole general partner of and conducts substantially all of its business through the Operating Partnership, holds approximately 89.6% of the operating partnership units ("OP units") in the Operating Partnership as of December 31, 2013. The Operating Partnership in turn holds directly or indirectly all of the equity interests in its subsidiaries. All intercompany balances have been eliminated in consolidation.

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

     The Company has evaluated its real estate securities investments to determine if each represents a variable interest in a VIE. The Company monitors these investments and analyzes them for potential consolidation. The Company's real estate securities investments represent variable interests in VIEs. At December 31, 2013 and December 31, 2012, no VIEs required consolidation as the Company was not the primary beneficiary of any of these VIEs. At December 31, 2013 and December 31, 2012, the maximum exposure of the Company to VIEs is limited to the fair value of its investments in real estate securities as disclosed in the consolidated balance sheets.

Cash and Cash Equivalents

     The Company considers highly liquid short-term interest bearing instruments with original maturities of three months or less and other instruments readily convertible into cash to be cash equivalents. The Company's deposits with financial institutions may exceed federally insurable limits of $250,000 per institution. The Company mitigates this risk by depositing funds with major financial institutions. At December 31, 2013, the Company's cash was held with two custodians.

Restricted Cash

     Restricted cash represents the Company's cash held by counterparties as collateral against the Company's derivatives and/or securities repurchase agreements. Cash held by counterparties as collateral is not available to the Company for general corporate purposes, but may be applied against amounts due to derivative or securities repurchase agreement counterparties or returned to the Company when the collateral requirements are exceeded or at the maturity of the derivatives or securities repurchase agreements.

Mortgage Loans and Real Estate Securities—Fair Value Election

     U.S. GAAP permits entities to choose to measure certain eligible financial instruments at fair value. The Company has elected the fair value option for each of its mortgage loans and real estate securities, at the date of purchase, including those securities contributed in connection with the Company's initial formation transaction. The fair value option election is irrevocable and requires the Company to measure these mortgage loans and real estate securities at estimated fair value with the change in estimated fair value recognized in earnings. The Company has established a policy for these assets to separate interest income from the full change in fair value in the consolidated statement of operations. The interest income component is presented as interest income on mortgage loans and interest income on real estate securities and the remainder of the change in fair value is presented separately as change in unrealized gain or loss on mortgage loans and change in unrealized gain or loss on real estate securities, respectively, in the Company's consolidated statements of operations.

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

     The Company may use valuation techniques consistent with the market and income approaches to measure the fair value of its assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future projected cash flows to a single discounted present value amount. When applying either approach, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires significant judgment and considers factors specific to the investment. The Company utilizes proprietary modeling analysis to support the independent third party broker quotes selected to determine the fair value of its real estate securities and derivative instruments.

     The following is a description of the valuation techniques used to measure fair value and the general classification of these instruments pursuant to the fair value hierarchy.

Mortgage Loans

     The fair value of the Company's mortgage loans considers data such as loan origination information and additional updated borrower and loan servicing data, as available, forward interest rates, general economic conditions, home price index forecasts and valuations of the underlying properties. The variables considered most significant to the determination of the fair value of the Company's mortgage loans include market-implied discount rates, projections of default rates, delinquency rates, loss severity (considering mortgage insurance) and prepayment rates. The Company uses loan level data, macro-economic inputs and forward interest rates to generate loss adjusted cash flows and other information in determining the fair value of its mortgage loans. Because of the inherent uncertainty of such valuation, the fair values established for mortgage loans held by the Company may differ from the fair values that would have been established if a ready market existed for these mortgage loans. Accordingly, mortgage loans are classified as Level 3 in the fair value hierarchy.

     At December 31, 2013, approximately 11.6% in unpaid principal balance of the Company's mortgage loans carries mortgage insurance and there are no foreclosures or claims outstanding against mortgage insurers.

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

Derivative Instruments

Interest Rate Swap Agreements

     An interest rate swap is an agreement between the Company and a counterparty to exchange periodic interest payments where one party to the contract makes a fixed rate payment in exchange for a floating rate payment from the other party. Interest rate swap agreements are valued using counterparty valuations. The Company utilizes proprietary modeling analysis or industry standard third party analytics to support the counterparty valuations. These counterparty valuations are generally based on models with market observable inputs such as interest rates and contractual cash flows, and, as such, are classified as Level 2 on the fair value hierarchy. The Company's interest rate swap agreements are governed by International Swap and Derivative Association trading agreements, which are separately negotiated agreements with dealer counterparties. As of December 31, 2013 and December 31, 2012, no credit valuation adjustment was made in determining the fair value of derivatives.

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

Interest Income Recognition and Impairment—Mortgage Loans

     Pursuant to the Company's policy for separately presenting interest income on mortgage loans, the Company follows acceptable methods under U.S. GAAP for allocating a portion of the change in fair value of mortgage loans to interest income on mortgage loans.

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

Interest Income Recognition and Impairment—Real Estate Securities

     Pursuant to the Company's policy for separately presenting interest income on real estate securities, the Company follows acceptable methods under U.S. GAAP for allocating a portion of the change in fair value of real estate securities to interest income on real estate securities.

     Interest income on Agency RMBS is accrued based on the effective yield method on the outstanding principal balance and their contractual terms. Premiums and discounts associated with Agency RMBS at the time of purchase are amortized into interest income over the life of such securities using the effective yield method and adjusted for actual prepayments.

     Interest income on the non-Agency RMBS, which were purchased at a discount to par value and/or were rated below AA at the time of purchase, is recognized based on the effective yield method in accordance with ASC 325-40 "Beneficial Interests in Securitized Financial Assets". The effective yield on these securities is based on the projected cash flows from each security, which are estimated based on the Company's observation of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. On a monthly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and credit losses. Therefore, actual maturities of the securities are generally shorter than stated contractual maturities.

     Interest income is recorded as interest income on real estate securities in the consolidated statements of operations.

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

     RMBS are periodically evaluated for other-than-temporary impairment ("OTTI") each quarter. A security with a fair value that is less than amortized cost is considered impaired. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a security has been deemed to be other-than-temporarily impaired, the amount of OTTI is bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statement of operations as a realized loss on real estate securities. The remaining OTTI related to the valuation adjustment is recognized as a component of change in unrealized gain or loss on real estate securities in the consolidated statement of operations. The Company recognized $1.1 million and $0.2 million in OTTI for the years ended December 31, 2013 and 2012, respectively. Realized gains and losses on sale of real estate securities are determined using the specific identification method. Real estate securities transactions are recorded on the trade date.

Expense Recognition

     Expenses are recognized when incurred. Expenses include, but are not limited to, loan servicing fees, advisory fees, professional fees for legal, accounting and consulting services, and general and administrative expenses such as insurance, custodial and miscellaneous fees.

Offering Costs

     Offering costs are accounted for as a reduction of additional paid-in capital. Offering costs in connection with the Company's IPO were paid out of the proceeds of the IPO. Costs incurred to organize the Company were expensed as incurred. The Company's obligation to pay for organization and offering expenses directly related to the IPO was capped at $1.2 million and the Advisor paid for such expenses incurred above the cap.

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

     The Company pledges cash and certain of its Trust Certificates as collateral under the Loan Repurchase Facility. The amounts available to be borrowed are dependent upon the fair value of the Trust Certificates pledged as collateral, which fluctuates with changes in interest rates, type of underlying mortgage loans and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in the fair value of pledged Trust Certificates, the lender may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of December 31, 2013 the Company has met all margin call requirements.

Securities Repurchase Agreements—Real Estate Securities

     The Company finances a portion of its RMBS portfolio through the use of securities repurchase agreements entered into under master repurchase agreements with four financial institutions as of December 31, 2013. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Repurchase agreements are recorded on trade date at the contract amount.

     The Company pledges cash and certain of its RMBS as collateral under these securities repurchase agreements. The amounts available to be borrowed are dependent upon the fair value of the RMBS pledged as collateral, which fluctuates with changes in interest rates, type of securities and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in the fair value of pledged RMBS, the lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of December 31, 2013 and December 31, 2012, the Company has met all margin call requirements.

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

Interest Rate Swap Agreements

     The Company's interest rate swap agreements contain legally enforceable provisions that allow for netting or setting off of all individual interest rate swap receivables and payables with each respective counterparty and, therefore, the fair value of those interest rate swap agreements are netted. The credit support annex provisions of the Company's interest rate swap agreements allow the parties to mitigate their credit risk by requiring the party which is out of the money to post collateral. At December 31, 2013 and December 31, 2012, all collateral provided under these agreements consisted of cash collateral.

TBA Securities

     The Company enters into TBA contracts as a means of acquiring exposure to Agency RMBS and may, from time to time, utilize TBA dollar roll transactions to finance Agency RMBS purchases. The Company may also enter into TBA contracts as a means of hedging against short-term changes in interest rates. The Company may choose, prior to settlement, to move the settlement of these securities to a later date by entering into an offsetting position (referred to as a "pair off"), settling the paired off positions against each other for cash, and simultaneously entering into a similar TBA contract for a later settlement date, which is commonly and collectively referred to as a "dollar roll" transaction. At December 31, 2013, the Company did not have any TBA contracts outstanding.

8% Exchangeable Senior Notes Due 2016

     On November 25, 2013, the Operating Partnership issued $57.5 million aggregate principal amount of unsecured 8.00% Exchangeable Senior Notes due 2016 (the "Exchangeable Senior Notes"). The Exchangeable Senior Notes are carried at amortized cost. Interest expense on the Exchangeable Senior Notes is computed using the effective interest method. The conversion features of the Exchangeable Senior Notes are deemed to be an embedded derivative. Accordingly, the Company is required to bifurcate the embedded derivative related to the conversion features of the Exchangeable Senior Notes. The Company recognized the embedded derivative as a liability on its balance sheet at December 31, 2013, measures it at its estimated fair value and recognizes changes in its estimated fair value in gain/(loss) on derivative instruments in the Company's consolidated statements of operations.

Counterparty Risk and Concentration

     Counterparty risk is the risk that counterparties may fail to fulfill their obligations or that pledged collateral value becomes inadequate. The Company attempts to manage its exposure to counterparty risk through diversification, use of financial instruments and monitoring the creditworthiness of counterparties.

     As explained in the notes above, while the Company engages in repurchase financing activities with several financial institutions, the Company maintains custody accounts with two custodians at December 31, 2013. There is no guarantee that these custodians will not become insolvent. While there are certain regulations that seek to protect customer property in the event of a failure, insolvency or liquidation of a custodian, there is no certainty that the Company would not incur losses due to its assets being unavailable for a period of time in the event of a failure of a custodian that has custody of the Company's assets. Although management monitors the credit worthiness of its custodians, such losses could be significant and could materially impair the ability of the Company to achieve its investment objective.

Net Income (Loss) Per Share

     The Company's basic earnings per share ("EPS") is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding OP units and Exchangeable Senior Notes were converted to common stock, where such exercise or conversion would result in a lower EPS. The dilutive effect of partnership interests is computed assuming all units are converted to common stock. The dilutive effect of the Exchangeable Senior Notes is computed assuming shares converted are limited to 1,779,560 pursuant to New York Stock Exchange ("NYSE") restrictions. However, the 1,779,560 shares of common stock were excluded from the calculation of diluted EPS as such inclusion would be anti-dilutive because the issuance of the Exchangeable Senior Notes closed late in the period, on November 25, 2013.

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

     The Company evaluates uncertain income tax positions when applicable. Based upon its analysis of income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of either December 31, 2013 or December 31, 2012.

     The Company has elected to treat two of its subsidiaries, ZAIS I TRS, Inc. ("ZAIS I TRS") and ZFC Trust TRS I, LLC ("ZFC Trust TRS"), as taxable REIT subsidiaries (the "TRS entities"). The Company may perform certain activities through these TRS entities that could adversely impact the Company's REIT qualification if performed other than through a TRS. Earnings from activities conducted through the TRS entities are subject to federal and state income taxes irrespective of the dividends-paid deduction available to REITs for federal income tax purposes. In addition, for the Company to continue to qualify to be taxed as a REIT, the Company's total investment in all TRS entities may not exceed 25% of the value of the total assets of the Company determined for federal income tax purposes.

     For the year ended December 31, 2013 and 2012, the Company did not have any significant activity in the TRS entities. No provision for federal income taxes has been made in the accompanying consolidated financial statements, as the TRS entities did not generate taxable income for the periods presented.

Recent Accounting Pronouncements

     In December 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-11: Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11") which requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendment requires disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. In addition, in January 2013, the FASB issued ASU No. 2013-01: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210), Balance Sheet. The update addresses implementation issues regarding ASU 2011-11 and is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. This guidance is to be applied retrospectively for all comparative periods presented and did not amend the circumstances in which the Company offsets its derivative positions. This guidance did not have a material effect on the Company's financial statements. However, this guidance expands the disclosure requirements to which the Company is subject, which are presented in Note 15.

     In January 2014, the FASB issued ASU 2014-04: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure ("ASU 2014-04"), to reduce diversity in practice by clarifying when an in substance repossession or foreclosure has occurred and when a creditor should derecognize the associated loan receivable and recognize the real estate property. ASU 2014-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of ASU 2014-04 is not expected to have a material effect on the Company's consolidated financial statements.

3. Fair Value

Fair Value Measurement

     Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

     The following table sets forth the Company's financial instruments that were accounted for at fair value on a recurring basis as of December 31, 2013, by level within the fair value hierarchy:

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$—	$—	$331,785,542	$331,785,542
Non-Agency RMBS	—	—	226,155,221	226,155,221
Derivative assets	—	284,454	—	284,454
Total	$—	$284,454	$557,940,763	$558,225,217
Liabilities
Derivative liabilities	$—	$1,471,607	$—	$1,471,607
Total	$—	$1,471,607	$—	$1,471,607

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

     The following table presents additional information about the Company's financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	December 31, 2013		December 31, 2012
	Mortgage loans	RMBS	Mortgage loans	RMBS
Beginning balance	$—	$100,911,651	$—	$76,473,092
Total net transfers into/out of Level 3	—	—	—	—
Acquisitions	334,162,044	234,397,506	—	68,617,460
Proceeds from sales	—	(68,190,593)	—	(43,379,205)
Net accretion of discounts	3,059,231	3,727,702	—	1,337,369
Proceeds from principal repayments	(13,871,059)	(39,338,730)	—	(16,938,626)
Total losses (realized/unrealized) included in
earnings	(6,344,877)	(9,138,009)	—	(2,579,401)
Total gains (realized/unrealized) included in
earnings	14,780,203	3,785,694	—	17,380,962
Ending balance	$331,785,542	$226,155,221	$—	$100,911,651
The amount of total gains or (losses) for the
period included in earnings attributable to
the change in unrealized gains or losses
relating to assets or liabilities still held at the
reporting date	$7,136,482	$(2,822,969)	$—	$10,764,268

     There were no financial assets or liabilities that were accounted for at fair value on a nonrecurring basis at December 31, 2013 and December 31, 2012. There were no transfers into or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2013, and December 31, 2012.

     The following table presents quantitative information about the Company's mortgage loans which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value as of	Valuation				Weighted
	December 31, 2013	Technique(s)	Unobservable Input	Min/Max		Average
Mortgage
Loans	$331,785,542	Model	Constant voluntary prepayment	1.2%	8.4%	3.9%
			Constant default rate	0.4%	4.6%	3.3%
			Loss severity	8.9%	43.2%	27.1%
			Delinquency	3.3%	13.2%	11.2%

     During the year ended December 31, 2013, the Company purchased mortgage loans having an unpaid principal balance of $412.8 million for $334.2 million. The Company determined the accretable yield on these mortgage loans to be a total of $222.9 million at the time of purchase. The total accretable yield on the Company's mortgage loans at December 31, 2013 was $223.4 million.

     The following table presents quantitative information about the Company's real estate securities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value
	as of			Weighted
	December 31, 2013	Valuation Technique(s)	Unobservable Input	Min/Max		Average
Non-Agency
RMBS(1)
Alternative – A	$81,686,529	Broker quotes/comparable trades	Constant voluntary prepayment	2.0%	34.4%	15.0%
			Constant default rate	0.4%	8.3%	3.2%
			Loss severity	0.0%	67.3%	29.4%
			Delinquency	1.6%	27.4%	10.6%

Pay option adjustable
rate	27,435,843	Broker quotes/comparable trades	Constant voluntary prepayment	1.2%	19.7%	8.9%
			Constant default rate	1.9%	9.7%	4.9%
			Loss severity	0.2%	66.3%	40.4%
			Delinquency	9.4%	34.8%	17.5%

Prime	98,529,042	Broker quotes/comparable trades	Constant voluntary prepayment	2.3%	19.9%	10.1%
			Constant default rate	1.2%	9.1%	4.4%
			Loss severity	0.3%	66.8%	30.8%
			Delinquency	4.1%	29.1%	13.4%

Subprime	18,503,807	Broker quotes/comparable trades	Constant voluntary prepayment	1.9%	12.3%	6.4%
			Constant default rate	3.5%	11.7%	4.7%
			Loss severity	5.9%	77.9%	42.9%
			Delinquency	14.4%	27.9%	17.6%
Total Non-Agency
RMBS	$226,155,221
____________________

(1)	The Company uses third-party dealer quotes to estimate fair value of some of its financial assets. The Company verifies selected prices by using a variety of methods, including comparing prices to internally estimated prices and corroborating the prices by reference to other independent market data, such as relevant benchmark indices and prices of similar instruments. Where the Company has disclosed unobservable inputs for broker quotes or comparable trades, those inputs are based on the Company's validations performed at the security level.

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

     The following table presents the difference between the fair value and the aggregate unpaid principal amount and/or notional balance of assets for which the fair value option was elected:

	December 31, 2013			December 31, 2012
		Unpaid			Unpaid
		Principal			Principal
		and/or			and/or
		Notional			Notional
	Fair Value	Balance(1)	Difference	Fair Value	Balance	Difference
Financial instruments, at
fair value
Assets
Mortgage loans	$331,785,542	$398,828,497	$(67,042,955)	$—	$—	$—
Real estate securities
Agency RMBS
30-year adjustable
rate mortgage	—	—	—	3,240,330	3,083,892	156,438
30-year fixed rate
mortgage	—	—	—	66,519,702	61,034,333	5,485,369
Non-Agency RMBS	226,155,221	324,241,597	(98,086,376)	100,911,651	109,197,632	(8,285,981)
Total RMBS	226,155,221	324,241,597	(98,086,376)	170,671,683	173,315,857	(2,644,174)
Total financial
instruments, at fair
value	$557,940,763	$723,070,094	$(165,129,331)	$170,671,683	$173,315,857	$(2,644,174)
____________________

(1)	Non-Agency RMBS includes an IO with a notional balance of $64.3 million.

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

     The following table summarizes the estimated fair value for all other financial instruments:

	December 31, 2013	December 31, 2012
Other financial instruments
Assets
Cash	$57,060,806	$19,061,110
Restricted cash	2,128,236	3,768,151
Liabilities
Loan repurchase facility	$236,727,512	$—
Securities repurchase agreements	138,790,158	109,270,298
Exchangeable Senior Notes	54,737,573	—
Common stock repurchase liability	—	11,190,687

     Cash includes cash on hand for which fair value equals carrying value (a Level 1 measurement). Restricted cash represents the Company's cash held by counterparties as collateral against the Company's derivatives, Loan Repurchase Facility and securities repurchase agreements. Due to the short-term nature of the restrictions, fair value approximates carrying value (a Level 1 measurement). The fair value of securities repurchase agreements and of the Loan Repurchase Facility is based on an expected present value technique using observable market interest rates. As such, the Company considers the estimated fair value to be a Level 2 measurement. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. The fair value of the common stock repurchase liability is equal to the agreed upon purchase price. The Company considers the estimated fair value to be a Level 3 measurement. The fair value of the Exchangeable Senior Notes is based on observable market prices (a Level 2 measurement).

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

     The following table sets forth certain information regarding the Company's mortgage loan portfolio at December 31, 2013:

	Unpaid
	Principal	Premium	Amortized	Gross Unrealized(1)			Weighted Average
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Mortgage Loans
Performing
Fixed	$212,701,494	$(43,530,581)	$169,170,913	$7,842,598	$(3,558,171)	$173,455,340	4.56%	7.05%
ARM	170,178,466	(25,617,563)	144,560,903	5,088,302	(1,556,430)	148,092,775	3.76	6.67
Total performing	382,879,960	(69,148,144)	313,731,816	12,930,900	(5,114,601)	321,548,115	4.20	6.88
Non-performing(3)	15,948,537	(5,031,293)	10,917,244	456,024	(1,135,841)	10,237,427	5.06	8.03
Total Mortgage
Loans	$398,828,497	$(74,179,437)	$324,649,060	$13,386,924	$(6,250,442)	$331,785,542	4.24%	6.91%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its mortgage loans. The Company recorded a gain of $7.1 million for the year ended December 31, 2013, as change in unrealized gain or loss on mortgage loans in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Loans that are delinquent for 60 days or more are considered non-performing.

     The following table presents the difference between the fair value and the aggregate unpaid principal balance of the Company's mortgage loan portfolio:

	December 31, 2013			December 31, 2012
		Unpaid			Unpaid
		Principal			Principal
	Fair Value	Balance	Difference	Fair Value	Balance	Difference
Loan Type
Performing loans:
Fixed	$173,455,340	$212,701,494	$(39,246,154)	$—	$—	$—
ARM	148,092,775	170,178,466	(22,085,691)	—	—	—
Total performing loans	321,548,115	382,879,960	(61,331,845)	—	—	—
Non-performing loans	10,237,427	15,948,537	(5,711,110)	—	—	—
Total	$331,785,542	$398,828,497	$(67,042,955)	$—	$—	$—

     As of December 31, 2013, the mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the U.S. The following is a summary of certain concentrations of credit risk in the mortgage loan portfolio:

	December 31, 2013	December 31, 2012
Concentration
Percentage of fair value of mortgage loans with unpaid-principal-balance-to
current-property-value in excess of 100%	73.6%	—
Percentage of fair value of mortgage loans secured by properties in the following states:
Each representing 10% or more of fair value:
California	25.6%	—
Florida	17.8%	—
Additional state representing more than 5% of fair value:
Georgia	6.8%	—

     At December 31, 2013 the interest rate on the Company's mortgage loan portfolio ranged from 1.75% - 10.49% and the maturity ranged from 1 - 47 years.

5. Real Estate Securities

     The following table sets forth certain information regarding the Company's RMBS at December 31, 2013. The Company's non-Agency RMBS portfolio is not issued or guaranteed by Fannie Mae, Freddie Mac or any other U.S. Government agency or a federally chartered corporation and is therefore subject to additional credit risks.

	Principal or			Gross Unrealized(1)			Weighted Average
	Notional	Premium	Amortized
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Real estate securities
Non-Agency RMBS
Alternative - A(3)	$160,590,487	$(80,206,745)	$80,383,742	$2,414,864	$(1,112,077)	$81,686,529	4.26%	6.77%
Pay option adjustable
rate	34,374,028	(7,057,026)	27,317,002	464,756	(345,915)	27,435,843	0.76	6.80
Prime	109,136,108	(13,590,489)	95,545,619	3,751,248	(767,825)	98,529,042	4.77	6.45
Subprime	20,140,974	(1,894,417)	18,246,557	536,407	(279,157)	18,503,807	1.07	5.97
Total RMBS	$324,241,597	$(102,748,677)	$221,492,920	$7,167,275	$(2,504,974)	$226,155,221	3.80%	6.57%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its real estate securities. The Company recorded a loss of $7.2 million for the year ended December 31, 2013 as change in unrealized gain or loss on real estate securities in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Alternative-A RMBS includes an IO with a notional balance of $64.3 million.

     The following table sets forth certain information regarding the Company's RMBS at December 31, 2012:

	Principal or
	Notional	Premium	Amortized	Gross Unrealized(1)			Weighted Average
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Real estate securities
Agency RMBS
30-year adjustable rate
mortgage	$3,083,892	$351,047	$3,434,939	$—	$(194,609)	$3,240,330	2.84%	2.28%
30-year fixed rate
mortgage	61,034,333	3,056,889	64,091,222	2,442,401	(13,921)	66,519,702	3.82	3.44
Non-Agency RMBS
Alternative – A	38,549,827	(8,606,689)	29,943,138	3,436,729	—	33,379,867	5.69	7.95
Pay option adjustable
rate	1,249,426	(378,803)	870,623	95,221	—	965,844	1.19	8.67
Prime	64,978,647	(8,074,525)	56,904,122	5,668,301	(2,298)	62,570,125	5.79	7.34
Subprime	4,419,732	(825,131)	3,594,601	401,214	—	3,995,815	0.98	9.10
Total RMBS	$173,315,857	$(14,477,212)	$158,838,645	$12,043,866	$(210,828)	$170,671,683	4.81%	5.89%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its real estate securities. The Company recorded a gain of $17.8 million for the year ended December 31, 2012, as change in unrealized gain or loss on real estate securities in the consolidated statements of operations.
(2)	Unleveraged yield.

     The following table presents certain information regarding the Company's non-Agency RMBS as of December 31, 2013 by weighted average life:

	Non-Agency RMBS
			Weighted Average
	Fair Value	Amortized Cost	Yield
Weighted average life(1)
Greater than 5 years	$226,155,221	$221,492,920	6.57%
	$226,155,221	$221,492,920	6.57%
____________________

(1)	Actual maturities of real estate securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and credit losses.

     At December 31, 2013, the contractual maturities of the real estate securities ranged from 7.7 to 33.0 years, with a weighted average maturity of 24.0 years. All real estate securities held by the Company at December 31, 2013 were issued by issuers based in the United States.

     The following table presents proceeds from the sale of real estate securities, realized losses on the sale of real estate securities and realized losses on other-than-temporary impairments:

	December 31,	December 31,	December 31,
	2013	2012	2011
Proceeds from the sale of real estate securities	$291,348,906	$74,216,314	$7,216,183
Realized (loss)/gain on the sale of real estate securities	(7,937,665)	28,858	(1,273,761)
Realized (loss) resulting from other-than-temporary impairments	(1,108,024)	(215,345)	(208,160)

     The following table presents certain information regarding the Company's Agency and non-Agency RMBS as of December 31, 2012 by weighted average life:

	Agency RMBS			Non-Agency RMBS
		Amortized	Weighted		Amortized	Weighted
	Fair Value	Cost	Average Yield	Fair Value	Cost	Average Yield
Weighted average life(1)
Greater than 5 years	$69,760,032	$67,526,161	3.38%	$100,911,651	$91,312,484	7.63%
	$69,760,032	$67,526,161	3.38%	$100,911,651	$91,312,484	7.63%
____________________

(1)	Actual maturities of real estate securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and credit losses.

     At December 31, 2012, the contractual maturities of the real estate securities ranged from 8.6 to 33.7 years, with a weighted average maturity of 26.1 years. All real estate securities held by the Company at December 31, 2012 were issued by issuers based in the United States of America.

6. Loan Repurchase Facility

Mortgage Loans

     The Loan Repurchase Facility is used to fund purchases of the Company's mortgage loans and, during the year ended December 31, 2013, the Company utilized the Loan Repurchase Facility to fund purchases of a portion of its residential mortgage loan portfolio with an unpaid principal balance of approximately $412.8 million at the time of acquisition. The Loan Repurchase Facility closed on May 30, 2013, and is committed for a period of 364 days from inception. The obligations are fully guaranteed by the Company.

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

     The following table presents certain information regarding the Company's Loan Repurchase Facility as of December 31, 2013, by remaining maturity:

	Mortgage loans
		Weighted Average
	Balance	Rate
Loan Repurchase Facility borrowings maturing within
91-180 days	$236,058,976	2.92%
Total/weighted average	$236,058,976	2.92%

     The following table presents information with respect to the Company's posting of mortgage loan collateral at December 31, 2013:

Loan Repurchase Facility secured by mortgage loans	$236,058,976
Fair value of Trust Certificates pledged as collateral under the Loan Repurchase Facility	331,522,165
Fair value of mortgage loans not pledged as collateral under the Loan Repurchase Facility	263,377
Cash pledged under repurchase agreements secured by mortgage loans	—

     The following is a summary of financial information relating to Trust Certificates at fair value sold under agreements to repurchase:

	December 31, 2013	December 31, 2012
Period end:
Balance	$236,058,976	$—
Unused amount(1)	13,941,024	—
Weighted-average interest rate at end of period	2.92%	—
Fair value of Trust Certificates securing Loan Repurchase Facility	331,522,165	—
During the period:
Weighted-average interest rate	3.01%	—
Average balance of loans sold under the agreements to repurchase	273,786	—
Maximum daily amount outstanding	242,099,994	—
Total interest expense	3,612,167	—

____________________

(1)	The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered Trust Certificates eligible to secure those agreements and the Company's ability to fund the agreements' margin requirements relating to the collateral sold.

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

     The following table presents certain information regarding the Company's real estate securities repurchase agreements as of December 31, 2013 by remaining maturity and collateral type:

	Agency RMBS		Non-Agency RMBS
		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate
Repurchase agreements maturing within
30 days or less	$—	—%	$121,913,678	1.90%
31-60 days	—	—	6,415,000	1.84
61-90 days	—	—	10,263,000	1.85
Greater than 90 days	—	—	—	—
Total/weighted average	$—	—%	$138,591,678	1.89%

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

     The following table presents information with respect to the Company's posting of RMBS collateral at December 31, 2013:

Securities repurchase agreements secured by non-Agency RMBS	$138,591,678
Fair value of non-Agency RMBS pledged as collateral under securities repurchase agreements	183,722,511
Fair value of non-Agency RMBS not pledged as collateral under securities repurchase agreements	42,432,710
Cash pledged under securities repurchase agreements secured by RMBS	1,360,528

     The following table presents information with respect to the Company's posting of RMBS collateral at December 31, 2012:

Securities repurchase agreements secured by Agency RMBS	$66,639,090
Fair value of Agency RMBS pledged as collateral under securities repurchase agreements	63,535,780
Fair value of Agency RMBS not pledged as collateral under securities repurchase agreements	6,224,252
Securities repurchase agreements secured by non-Agency RMBS	49,441,377
Fair value of non-Agency RMBS pledged as collateral under securities repurchase agreements	70,003,218
Fair value of non-Agency RMBS not pledged as collateral under securities repurchase agreements	30,908,433
Cash pledged under securities repurchase agreements secured by RMBS	1,335,305

8. 8.0% Exchangeable Senior Notes due 2016

     On November 25, 2013 the Operating Partnership issued $57.5 million aggregate principal amount of its Exchangeable Senior Notes. The Exchangeable Senior Notes were issued pursuant to an Indenture, dated November 25, 2013, between the Company, as guarantor, the Operating Partnership and U.S. Bank National Association, as trustee. The sale of the Exchangeable Senior Notes generated net proceeds of approximately $55.3 million. Aggregate estimated offering expenses in connection with the transaction, including the initial purchasers' discount of approximately $1.7 million, were approximately $2.2 million. As of December 31, 2013 the carrying value of the Exchangeable Notes was $54.5 million.

     The Exchangeable Senior Notes bear interest at a rate of 8.0% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2014. The estimated effective interest rate of the Exchangeable Senior Notes, which is equal to the stated rate of 8.0% plus the amortization of the original issue discount and associated costs, was 10.2% for the year ended December 31, 2013. For the year ended December 31, 2013, the interest charged on this indebtedness was $0.6 million. The Exchangeable Senior Notes will mature on November 15, 2016 (the "Maturity Date"), unless previously exchanged or repurchased in accordance with their terms. The Exchangeable Senior Notes are the Company's senior unsecured obligations and rank senior in right of payment to the Company's existing and future indebtedness that is expressly subordinated in right of payment to the Exchangeable Senior Notes; equal in right of payment to the Company's existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company's secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.

     Holders may exchange their Exchangeable Senior Notes into shares of the Company’s common stock. The Exchangeable Senior Notes are exchangeable for shares of the Company's common stock or, to the extent necessary to satisfy NYSE listing requirements, cash, at the applicable exchange rate at any time prior to the close of business on the scheduled trading day prior to the Maturity Date. The Company may not elect to issue shares of common stock upon exchange of the Exchangeable Senior Notes to the extent such election would result in the issuance of 20% or more of the common stock outstanding immediately prior to the issuance of the Exchangeable Senior Notes (or more than 1,779,560 shares of common stock) unless the Company receives stockholder approval for issuances above this threshold.

     As a result of the NYSE related limitation on the use of share-settlement for the full exchange option, the embedded exchange option does not qualify for equity classification and instead is separately valued and accounted for as a derivative liability. The initial value allocated to the derivative liability was $1.3 million, which represents a discount to the debt to be amortized through interest expense using the effective interest method through the maturity of the Exchangeable Senior Notes. During each reporting period, the derivative liability is marked to fair value through earnings. As of December 31, 2013, the derivative liability had a fair value of $1.5 million.

     The exchange rate was initially 52.5417 shares of common stock per $1,000 principal amount of Exchangeable Senior Notes (equivalent to an initial exchange price of approximately $19.03 per share of common stock). The exchange rate will be subject to adjustment for certain events, including for regular quarterly dividends in excess of $0.50 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the exchange rate will be increased but will in no event exceed 60.4229 shares of common stock per $1,000 principal amount of Exchangeable Senior Notes. The exchange rate was adjusted on December 27, 2013, to 54.3103 shares of common stock per $1,000 principal amount of Exchangeable Senior Notes pursuant to the Company's special dividend of $0.55 per share of common stock and OP unit declared on December 19, 2013.

     The Company does not have the right to redeem the Exchangeable Senior Notes prior to the Maturity Date, except to the extent necessary to preserve its qualification as a REIT for U.S. federal income tax purposes. No sinking fund is provided for the Exchangeable Senior Notes. In addition, if the Company undergoes certain corporate events that constitute a "fundamental change," the holders of the Exchangeable Senior Notes may require the Company to repurchase for cash all or part of their Exchangeable Senior Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

9. Derivative Instruments

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

TBA Securities

     The Company enters into TBA contracts as a means of acquiring exposure to Agency RMBS and may, from time to time, utilize TBA dollar roll transactions to finance Agency RMBS purchases. The Company may also enter into TBA contracts as a means of hedging against short-term changes in interest rates. The Company accounts for its TBA contracts as derivative instruments due to the fact that it does not intend to take physical delivery of the securities. At December 31, 2013 the Company has no remaining exposure to TBA contracts. During the year ended December 31, 2013, the Company realized losses of $4.8 million as a result of the termination of open TBA positions.

Conversion Option – 8% Exchangeable Senior Notes Due 2016

     Changes in the fair value of the conversion option derivative related to the Exchangeable Senior Notes are recorded through current period earnings. As of December 31, 2013, the Company has recognized a $0.1 million loss in gain/(loss) on derivative instruments in its consolidated statement of operations.

     The following table summarizes information related to derivative instruments:

	December 31,	December 31,
Non-hedge derivatives	2013	2012
Notional amount of interest rate swaps	$17,200,000	$32,600,000
Total notional amount	$17,200,000	$32,600,000

     The following table presents the fair value of the Company's derivative instruments and their balance sheet location:

			December 31,	December 31,
Derivative instruments	Designation	Balance Sheet Location	2013	2012
Interest rate swaps	Non-hedge	Derivative assets/(liabilities), at fair value	$284,454	$(1,144,744)
Exchangeable Senior Notes conversion option	Non-hedge	Derivative liabilities, at fair value	$(1,471,607)	$—

     The following table summarizes gains and losses related to derivatives:

				Period from
				July 29, 2011
		Year Ended	Year Ended	(Inception) to
		December 31,	December 31,	December 31,
Non-hedge derivatives	Income Statement Location	2013	2012	2011
Interest rate swaps	Gain/(loss) on derivative instruments	$10,548,012	$(1,171,219)	$(235,599)
Exchangeable Senior Notes conversion option	Gain/(loss) on derivative instruments	(147,201)	—	—
TBAs	Gain/(loss) on derivative instruments	(4,785,996)	—	—

     The following table presents information about the Company's interest rate swap agreements as of December 31, 2013:

		Weighted	Weighted	Weighted
		Average Pay	Average Receive	Average Years to
Maturity	Notional Amount	Rate	Rate	Maturity
2023	$17,200,000	2.72%	0.24%	9.6
Total/Weighted average	$17,200,000	2.72%	0.24%	9.6

     The following table presents information about the Company's interest rate swap agreements as of December 31, 2012:

		Weighted	Weighted	Weighted
		Average Pay	Average Receive	Average Years to
Maturity	Notional Amount	Rate	Rate	Maturity
2016	$12,102,000	1.21%	0.31%	3.7
2017	11,050,000	1.28	0.31	4.3
2021	9,448,000	2.16	0.31	8.7
Total/Weighted average	$32,600,000	1.51%	0.31%	5.3

     Restricted cash at December 31, 2013 included $0.8 million of cash pledged as collateral against interest rate swap agreements. Restricted cash at December 31, 2012 included $2.4 million of cash pledged as collateral against interest rate swaps.

10. Earnings Per Share

     The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share:

			Period from
			July 29, 2011
	Year Ended	Year Ended	(Inception) to
	December 31, 2013	December 31, 2012	December 31, 2011
Numerator:
Net income/(loss) attributable to ZAIS Financial Corp. common
Stockholders	$6,657,728	$19,433,802	$(5,134,466)
Effect of dilutive securities:
Net income allocated to non-controlling interests	880,358	362,324	—
Dilutive net income/(loss) available to stockholders	$7,538,086	$19,796,126	$(5,134,466)
Denominator:
Weighted average number of shares of common stock	7,273,366	2,724,252	3,022,617
Effect of dilutive securities:
Weighted average number of OP units	926,914	49,593	—
Weighted average dilutive shares	8,200,280	2,773,845	3,022,617
Net income/(loss) per share applicable to ZAIS Financial Corp.
common stockholders – Basic/Diluted	$.92	$7.13	$(1.70)

     As of December 31, 2013, there were 1,779,560 potential shares of common stock issuable upon the conversion of the Exchangeable Senior Notes excluded from the calculation of diluted earnings per share as such inclusion would be anti-dilutive.

11. Related Party Transactions

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

     For the years ended December 31, 2013 and 2012, the Company incurred $2.6 million and $0.9 million in advisory fee expense, respectively. At December 31, 2013, $0.7 million in advisory fee expense was included in accounts payable and other liabilities in the consolidated balance sheets. The advisory fee was calculated and payable as set forth above.

     For the year ended December 31, 2013, the Company acquired RMBS with a principal balance of $17.4 million for $15.7 million from a fund managed by ZAIS.

12. Stockholders' Equity

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

Initial Public Offering

     On February 13, 2013, the Company completed its IPO, pursuant to which the Company sold 5,650,000 shares of its common stock to the public at a price of $21.25 per share for gross proceeds of $120.1 million. Net proceeds after the payment of offering costs of approximately $1.2 million were $118.9 million. In connection with the IPO, the Advisor paid $6.3 million in underwriting fees. The Company did not pay any underwriting fees, discounts or commissions in connection with the IPO above those paid by the Advisor.

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

     The Company had 7,970,886 and 2,071,096 shares of common stock outstanding as of December 31, 2013 and December 31, 2012, respectively.

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

     On December 19, 2013, the Company declared a regular cash dividend of $0.40 per share of common stock and OP unit for the fourth quarter ending December 31, 2013, and an additional special cash dividend of $0.55 per share of its common stock and OP unit. The Company declared the additional special cash dividend to distribute taxable income from 2013 attributable to the termination of interest rate swap contracts. The dividend was payable on January 15, 2014 to stockholders and OP unit holders of record as of the close of business on December 31, 2013.

     The Company has determined that the $2.12 dividend per share of common stock paid during the year ended December 31, 2013 represented 100% ordinary income and no return of capital to its stockholders. The Company has determined that the $4.11 dividend per share of common stock paid during the year ended December 31, 2012 represented approximately 84.4% ordinary income and approximately 15.6% capital gain to its stockholders. No dividends were paid during the period from July 29, 2011 (Inception) to December 31, 2011.

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

13. Non-controlling Interests in Operating Partnership

     Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to OP units in the Operating Partnership held by parties other than the Company.

     Certain individuals and entities own OP units in the Operating Partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interest in the Operating Partnership is reduced and the Company's equity is increased. As of December 31, 2013, the non-controlling interest OP unit holders owned 926,914 OP units, or 10.4% of the OP Units issued by the Operating Partnership. As of December 31, 2012, the non-controlling interest OP unit holders owned 926,914 OP units, or 30.9% of the OP Units issued by the Operating Partnership.

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

14. Commitments and Contingencies

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

Litigation

     From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any contingencies that would require accrual or disclosure in the financial statements at December 31, 2013 or December 31, 2012.

15. Offsetting Assets and Liabilities

     The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on the Company's consolidated balance sheets at December 31, 2013 and 2012:

Offsetting of Assets

			Net Amounts of	Gross Amounts Not Offset in the
		Gross Amounts	Assets Presented	Consolidated Balance Sheet
	Gross Amounts	Offset in the	in the
	of Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
December 31, 2013
Interest rate swap
agreements	$396,068	$(111,614)	$284,454	$—	$767,708	$1,052,162
Total	$396,068	$(111,614)	$284,454	$—	$767,708	$1,052,162

Offsetting of Liabilities

			Net Amounts of	Gross Amounts Not Offset in the
		Gross Amounts	Liabilities	Consolidated Balance Sheet
	Gross Amounts	Offset in the	Presented in the
	of Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
December 31, 2013
Loan repurchase facility	$236,058,976	$—	$236,058,976	$(236,058,976)	$—	$—
Securities repurchase
agreements	138,591,678	—	138,591,678	(137,231,150)	(1,360,528)	—
Total	$374,650,654	$—	$374,650,654	$(373,290,126)	$(1,360,528)	$—

December 31, 2012
Securities repurchase
agreements	$116,080,467	$—	$116,080,467	$(114,745,162)	$(1,335,305)	$—
Interest rate swap
agreements	1,144,744	—	1,144,744	—	(1,144,744)	—
	$117,225,211	$—	$117,225,211	$(114,745,162)	$(2,480,049)	$—

16. Quarterly Results (Unaudited)

     The following is a presentation of the quarterly results of operations for the year ended December 31, 2013 and 2012:

	For the Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total interest income	$8,773,339	$8,273,444	$5,935,511	$3,436,033
Total interest expense	3,090,565	2,333,139	1,156,780	514,035
Net interest income	5,682,774	5,940,305	4,778,731	2,921,998
Total other gain/(loss)	6,033,137	1,172,969	(10,527,875)	1,155,515
Total expenses	2,715,456	2,965,082	1,819,733	2,103,818
Net income/(loss)	9,000,455	4,148,192	(7,568,877)	1,973,695
Net income/(loss) attributable to ZAIS
Financial Corp. common stockholders	$8,062,847	$3,716,061	$(6,780,401)	$1,659,222
Net income/(loss) per share applicable to common
stockholders - basic	$1.01	$.47	$(.85)	$.32
Net income/(loss) per share applicable to common
stockholders - diluted	$.98	$.47	$(.85)	$.32
Weighted average number of shares
Basic	7,970,886	7,970,886	7,970,886	5,142,053
Diluted	9,594,150	8,897,800	8,897,800	6,068,967

	For the Three Months Ended
	December 31,
	2012	September 30, 2012	June 30, 2012	March 31, 2012
Total interest income	$2,181,801	$2,176,647	$2,278,821	$2,761,050
Total interest expense	343,562	376,742	378,407	288,740
Net interest income	1,838,239	1,799,905	1,900,414	2,472,310
Total other gain/(loss)	2,993,443	6,757,077	2,114,549	4,570,564
Total expenses	2,185,771	498,464	686,948	809,721
Net income/(loss)	2,645,911	8,058,518	3,328,015	6,233,153
Net income/(loss) attributable to ZAIS
Financial Corp. common stockholders	$1,825,846	$8,054,362	$3,323,858	$6,229,736
Net income/(loss) per share applicable to common
stockholders - basic	$.90	$2.83	$1.10	$2.06
Net income/(loss) per share applicable to common
stockholders - diluted	$.90	$2.83	$1.10	$2.06
Weighted average number of shares
Basic	2,018,302	2,843,203	3,022,617	3,022,617
Diluted	2,215,057	2,843,203	3,022,617	3,022,617

17. Subsequent Events

     On March 11, 2014, the board of directors of the Company approved an amendment to its bylaws which, unless the Company consents in writing to the selection of an alternative forum, makes the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of any duty owed by any director or officer or other employee of the Company to the Company or to the stockholders of the Company, (iii) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the MGCL or the Company's charter or bylaws, or (iv) any action asserting a claim against the Company or any director or officer or other employee of the Company that is governed by the internal affairs doctrine.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this annual report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

     Based on its assessment, the Company’s management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

     There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

Item 9B. Other Information.

     None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

     The information regarding the Company's executive officers required by Item 401 of Regulation S-K is located under Part I, Item 1 within the caption "Executive Officers of the Company" of this Form 10-K.

     The information regarding the Company’s directors and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement relating to its annual meeting of stockholders to be held on or about May 9, 2014 (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2013.

     The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

     The information regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

     The information regarding certain matters pertaining to the Company’s corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

Item 11. Executive Compensation.

     The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

Item 13. Certain Relationships and Related Transactions and Director Independence.

     The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

Item 14. Principal Accountant Fees and Services.

     The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed as part of the report

The following documents are filed as part of this annual report on Form 10-K:

(1) Financial Statements:

     The consolidated financial statements of the Company, together with the independent registered public accounting firm's report thereon, are set forth on pages 78 through 108 of this annual report on Form 10-K and are incorporated herein by reference. See Item 8, ''Financial Statements and Supplementary Data," filed herewith, for a list of financial statements.

(2) Financial Statement Schedule:

     All financial statement schedules have been omitted because the required information is not applicable or deemed not material, or the required information is presented in the consolidated financial statements and/or in the notes to consolidated financial statements filed in response to Item 8 of this annual report on Form 10-K.

(3)	Exhibits Files:

3.1*	Articles of Amendment and Restatement of ZAIS Financial Corp., incorporated by reference to Exhibit 3.1 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

3.2*	Articles Supplementary of ZAIS Financial Corp., incorporated by reference to Exhibit 3.2 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

3.3	Amended and Restated Bylaws of ZAIS Financial Corp.

4.1*	Specimen Common Stock Certificate of ZAIS Financial Corp., incorporated by reference to Exhibit 4.1 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

4.2*

Indenture, dated November 25, 2013, by and among ZAIS Financial Partners, L.P., ZAIS Financial Corp. and U.S. Bank National Association, including the form of 8.0% Exchangeable Senior Notes due 2016 and the related guarantee, incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K, filed November 25, 2013.

10.1*

Second Amended and Restated Investment Advisory Agreement, dated as of December 13, 2012, by and among ZAIS Financial Corp., ZAIS Financial Partners, L.P., ZAIS Asset I, LLC, ZAIS Asset II, LLC, ZAIS Asset III, LLC, ZAIS Asset IV, LLC and ZAIS REIT Management, LLC, incorporated by reference to Exhibit 10.1 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

10.2*

Agreement of Limited Partnership, dated as of July 29, 2011, of ZAIS Financial Partners, L.P., as amended on August 3, 2011, October 11, 2012, and December 13, 2012, incorporated by reference to Exhibit 10.2 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

10.3*	Amendment to Agreement of Limited Partnership, dated as of February 13, 2013, of ZAIS Financial Partners, L.P.

10.4*

Registration Rights Agreement, dated August 3, 2011, among ZAIS Financial Corp., ZAIS Group, LLC and certain persons listed on Schedule I thereto, incorporated by reference to Exhibit 10.3 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

10.5*

First Amended and Restated Registration Rights Agreement, dated October 11, 2012, among ZAIS Financial Corp., ZAIS Group, LLC and certain persons listed on Schedule I thereto, incorporated by reference to Exhibit 10.4 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

10.6*

First Amended and Restated Registration Rights Agreement, dated December 13, 2012, among ZAIS Financial Corp., ZAIS REIT Management, LLC and certain persons listed on Schedule I thereto, incorporated by reference to Exhibit 10.5 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

10.7*

Indemnification Agreement, dated August 3, 2011, between ZAIS Financial Corp. and Christian Zugel, incorporated by reference to Exhibit 10.6 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

10.8*

Indemnification Agreement, dated August 3, 2011, between ZAIS Financial Corp. and Michael Szymanski, incorporated by reference to Exhibit 10.7 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

10.9*

Indemnification Agreement, dated August 3, 2011, between ZAIS Financial Corp. and Denise Crowley, incorporated by reference to Exhibit 10.8 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

10.10*

Indemnification Agreement, dated August 3, 2011, between ZAIS Financial Corp. and Paul McDade, incorporated by reference to Exhibit 10.9 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

10.11*

Indemnification Agreement, dated August 3, 2011, between ZAIS Financial Corp. and Brian Hargrave, incorporated by reference to Exhibit 10.10 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

10.12*

Indemnification Agreement, dated December 13, 2012, between ZAIS Financial Corp. and Steven Haber, incorporated by reference to Exhibit 10.11 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

10.13*	Indemnification Agreement, dated February 7, 2013, between ZAIS Financial Corp. and Daniel Mudge, incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K, filed March 28, 2013.

10.14*	Indemnification Agreement, dated February 7, 2013, between ZAIS Financial Corp. and Marran Ogilvie.

10.15*	Indemnification Agreement, dated February 7, 2013, between ZAIS Financial Corp. and Eric Reimer.

10.16*	Indemnification Agreement, dated February 7, 2013, between ZAIS Financial Corp. and James Zinn.

10.17*	Indemnification Agreement, dated March 20, 2013, between ZAIS Financial Corp. and Nisha Motani.

10.18*	ZAIS Financial Corp. 2012 Equity Incentive Plan incorporated by reference to Exhibit 10.13 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

10.19*	License Agreement, dated February 5, 2013, between ZAIS Financial Corp. and ZAIS Group, LLC.

10.20*

Forms of Irrevocable Exchange and Subscription Agreement between various contributors and ZAIS Financial Corp. (relating to the initial formation transactions) incorporated by reference to Exhibit 10.15 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

10.21*	Master Repurchase Agreement, dated as of May 30, 2013, between Citibank, N.A. and ZFC Trust, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on June 4, 2013.

10.22*	Guaranty, dated as of May 30, 2013, by ZAIS Financial Corp. in favor of Citibank, N.A., incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, filed on June 4, 2013.

10.23*

Master Mortgage Loan Sale Agreement (“MMLSA”), dated as of May 31, 2013, between Citigroup Global Markets Realty Corp. and ZFC Trust, incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q, filed on August 13, 2013.

10.24*

Trade Confirmation pursuant to the MMLSA, dated as of May 31, 2013, between Citigroup Global Markets Realty Corp. and ZFC Trust, incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-Q, filed on August 13, 2013.

10.25*

Trade Confirmation pursuant to the MMLSA, dated as of July 29, 2013, between Citigroup Global Markets Realty Corp. and ZFC Trust, incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q, filed on November 12, 2013.

10.26*

Trade Confirmation pursuant to the MMLSA, dated as of August 29, 2013, between Citigroup Global Markets Realty Corp. and ZFC Trust, incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-Q, filed on November 12, 2013.

10.27*

Registration Rights Agreement, dated November 25, 2013, among ZAIS Financial Partners, L.P., ZAIS Financial Corp. and Credit Suisse Securities (USA) LLC, incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed on November 25, 2013.

10.28*

Purchase Agreement, dated November 19, 2013, by and among ZAIS Financial Partners, L.P., ZAIS Financial Corp., ZAIS REIT Management, LLC and Credit Suisse Securities (USA) LLC, incorporated by reference to Exhibit 10.28 of the Registrant's Form S-11, filed on December 12, 2013.

21.1	List of Subsidiaries of ZAIS Financial Corp.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Scheme Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Previously filed.

**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAIS Financial Corp.

Date: March 12, 2014	By:	/s/ Michael Szymanski
Michael Szymanski
Chief Executive Officer, President and Director
(principal executive officer)

Date: March 12, 2014	By:	/s/ Paul McDade
Paul McDade
Chief Financial Officer and Treasurer
(principal financial officer)

Date: March 12, 2014	By:	/s/ Christian Zugel
Christian Zugel
Chairman of the Board

Date: March 12, 2014	By:	/s/ Denise Crowley
Denise Crowley
Director

Date: March 12, 2014	By:	/s/ Nisha Motani
Nisha Motani
Chief Accounting Officer
(principal accounting officer)

Date: March 12, 2014	By:	/s/ Daniel Mudge
Daniel Mudge
Director

Date: March 12, 2014	By:	/s/ Marran Ogilvie
Marran Ogilvie
Director

Date: March 12, 2014	By:	/s/ Eric Reimer
Eric Reimer
Director

Date: March 12, 2014	By:	/s/ James Zinn
James Zinn
Director