Form 10-Q
period 2014-03-31
ZAIS Financial Corp.
filed 2014-05-14
CIK 1527590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

     The Company has 7,970,886 shares of common stock, par value $0.0001 per share, outstanding as of May 12, 2014.

ZAIS FINANCIAL CORP.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZAIS Financial Corp. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2014
	(unaudited)	December 31, 2013
	(Expressed in United States Dollars)
Assets
Cash	$30,085,010	$57,060,806
Restricted cash	5,850,364	2,128,236
Mortgage loans, at fair value - $415,348,056 and $331,522,165 pledged as collateral,
respectively	415,613,711	331,785,542
Real estate securities, at fair value - $201,451,523 and $183,722,511 pledged as
collateral, respectively	231,844,899	226,155,221
Other investment securities, at fair value, $11,087,508 and $0 pledged as collateral,
respectively	11,087,508	—
Derivative assets, at fair value	2,261,459	284,454
Other assets	1,473,826	2,666,799
Total assets	$698,216,777	$620,081,058
Liabilities
Loan repurchase facility	$297,401,891	$236,058,976
Securities repurchase agreements	159,180,562	138,591,678
Exchangeable Senior Notes	54,763,990	54,539,051
Derivative liabilities, at fair value	1,606,416	1,471,607
Dividends and distributions payable	3,559,120	8,452,910
Accounts payable and other liabilities	3,084,241	1,828,947
Accrued interest payable	1,928,256	1,369,327
Total liabilities	521,524,476	442,312,496
Commitments and Contingencies (Note 14)
Stockholders' equity
12.5% Series A cumulative non-voting preferred stock, $0.0001 par value; 50,000,000
shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 7,970,886 shares
issued and outstanding	798	798
Additional paid-in capital	164,207,617	164,207,617
Accumulated deficit	(5,922,756)	(4,958,607)
Total ZAIS Financial Corp. stockholders' equity	158,285,659	159,249,808
Non-controlling interests in operating partnership	18,406,642	18,518,754
Total stockholders' equity	176,692,301	177,768,562
Total liabilities and stockholders' equity	$698,216,777	$620,081,058

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2014	2013
	(Expressed in United States Dollars)
Interest income
Mortgage loans	$5,649,553	$28,906
Real estate securities	3,740,615	3,407,127
Other investment securities	102,865	—
Total interest income	9,493,033	3,436,033
Interest expense
Loan repurchase facility	1,830,907	—
Securities repurchase agreements	660,402	514,035
Exchangeable Senior Notes	1,412,643	—
Total interest expense	3,903,952	514,035
Net interest income	5,589,081	2,921,998
Other gains/(losses)
Change in unrealized gain or loss on mortgage loans	689,604	(28,906)
Change in unrealized gain or loss on real estate securities	2,736,058	903,277
Change in unrealized gain or loss on other investment securities	370,764	—
Realized gain on mortgage loans	230,737	—
Realized gain on real estate securities	73,619	—
(Loss)/gain on derivative instruments	(3,108,681)	281,144
Total other gains/(losses)	992,101	1,155,515
Expenses
Professional fees	1,811,851	1,261,184
Advisory fee - related party	702,755	488,385
Loan servicing fees	372,132	—
General and administrative expenses	1,211,585	354,249
Total expenses	4,098,323	2,103,818
Net income	2,482,859	1,973,695
Net income allocated to non-controlling interests	258,654	299,094
Preferred dividends	—	15,379
Net income attributable to ZAIS Financial Corp. common stockholders	$2,224,205	$1,659,222
Net income per share applicable to common stockholders – basic and diluted	$.28	$.32
Weighted average number of shares of common stock:
Basic	7,970,886	5,142,053
Diluted	8,897,800	6,068,967

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock
							Total ZAIS	Non-Controlling
	Shares of	Preferred	Shares of	Common		(Accumulated	Financial Corp.	Interests in
	Preferred	Stock at	Common	Stock at	Additional Paid-in	Deficit) / Retained	Stockholders'	Operating	Total Stockholders'
	Stock	Par	Stock	Par	Capital	Earnings	Equity	Partnership	Equity
	(Expressed in United States Dollars)
Balance at December 31, 2012	133	$—	2,071,096	$207	$39,759,770	$5,281,941	$45,041,918	$20,098,877	$65,140,795
Reversal of common stock repurchase
liability	—	—	249,790	25	5,440,150	—	5,440,175	—	5,440,175
Repurchase of preferred shares	(133)	—	—	—	(133,000)	—	(133,000)	—	(133,000)
Net proceeds from initial public offering	—	—	5,650,000	566	118,861,934	—	118,862,500	—	118,862,500
Equity raise payments	—	—	—	—	(216,658)	—	(216,658)	—	(216,658)
Distributions on OP units	—	—	—	—	—	—	—	(1,965,060)	(1,965,060)
Dividends on common stock	—	—	—	—	—	(16,898,276)	(16,898,276)	—	(16,898,276)
Rebalancing of ownership percentage
between the Company and operating
partnership	—	—	—	—	495,421	—	495,421	(495,421)	—
Net income	—	—	—	—	—	6,657,728	6,657,728	880,358	7,538,086
Balance at December 31, 2013	—	—	7,970,886	798	164,207,617	(4,958,607)	159,249,808	18,518,754	177,768,562
Distributions on OP units	—	—	—	—	—	—	—	(370,766)	(370,766)
Dividends on common stock	—	—	—	—	—	(3,188,354)	(3,188,354)	—	(3,188,354)
Net income	—	—	—	—	—	2,224,205	2,224,205	258,654	2,482,859
Balance at March 31, 2014 (unaudited)	—	$—	7,970,886	$798	$164,207,617	$(5,922,756)	$158,285,659	$18,406,642	$176,692,301

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2014	2013
	(Expressed in United States Dollars)
Cash flows from operating activities
Net income	$2,482,859	$1,973,695
Adjustments to reconcile net income to net cash provided by operating activities
Net (accretion)/amortization of (discounts)/premiums related to mortgage loans	(1,602,823)	(28,906)
Net (accretion)/amortization of (discounts)/premiums related to real estate
securities	(1,266,177)	(1,214,431)
Net (accretion)/amortization of (discounts)/premiums related to other investment
securities	(39,791)	—
Change in unrealized gain or loss on mortgage loans	(689,604)	28,906
Change in unrealized gain or loss on real estate securities	(2,736,058)	(903,277)
Change in unrealized gain or loss on other investment securities	(370,764)	—
Realized gain on mortgage loans	(230,737)	—
Realized gain on real estate securities	(73,619)	—
Change in unrealized gain or loss on derivative instruments	2,961,554	(495,280)
Amortization of Exchangeable Senior Notes discount	224,939	—
Changes in operating assets and liabilities
Decrease (increase) in other assets	1,192,973	(524,907)
Increase in accounts payable and other liabilities	1,255,294	1,163,992
Increase in accrued interest payable	558,929	129,188
Net cash provided by operating activities	1,666,975	128,980
Cash flows from investing activities
Acquisitions of mortgage loans	(84,795,975)	(10,839,809)
Proceeds from principal repayments on mortgage loans	3,490,970	—
Acquisitions of real estate securities, net of change in payable for real estate
securities purchased	(11,720,695)	(296,721,567)
Proceeds from principal repayments on real estate securities	8,034,673	7,386,718
Proceeds from sales of real estate securities, net of changes in receivable for real
estate securities sold	2,072,198	6,801,398
Acquisitions of other investment securities	(10,676,953)	—
Premium paid for interest rate swaption	(4,803,750)	—
Restricted cash used in investment activities	(3,722,128)	(6,092,405)
Net cash used in investing activities	(102,121,660)	(299,465,665)
Cash flows from financing activities
Proceeds from issuance of common stock, net	—	118,862,500
Payment of common stock repurchase liability	—	(5,158,750)
Net borrowings from loan repurchase facility	61,342,915	—
Borrowings from securities repurchase agreements	29,607,805	222,304,476
Repayments of securities repurchase agreements	(9,018,921)	(42,775,904)
Dividends on common stock and distributions on OP Units (net of change in
dividends and distributions payable)	(8,452,910)	—
Repurchase of preferred stock including dividend	—	(148,379)
Net cash provided by financing activities	73,478,889	293,083,943
Net decrease in cash	(26,975,796)	(6,252,742)
Cash
Beginning of period	57,060,806	19,061,110
End of period	$30,085,010	$12,808,368
Supplemental disclosure of cash flow information
Interest paid on loan repurchase facility and securities repurchase agreements	$2,622,379	$384,847
Taxes paid	$—	$—
Supplemental disclosure of noncash investing and financing activities
Increase in dividends and distributions payable	$3,559,120	$—

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

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all of the wholly owned subsidiaries of the Operating Partnership. The Company, which serves as the sole general partner of and conducts substantially all of its business through the Operating Partnership, holds approximately 89.6% of the operating partnership units ("OP units") in the Operating Partnership as of March 31, 2014 and December 31, 2013. The Operating Partnership in turn holds directly or indirectly all of the equity interests in its subsidiaries. All intercompany balances have been eliminated in consolidation.

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

     The Company has evaluated its real estate securities investments to determine if each represents a variable interest in a VIE. The Company monitors these investments and analyzes them for potential consolidation. The Company's real estate securities investments represent variable interests in VIEs. At March 31, 2014 and December 31, 2013, no VIEs required consolidation as the Company was not the primary beneficiary of any of these VIEs. At March 31, 2014 and December 31, 2013, the maximum exposure of the Company to VIEs is limited to the fair value of its investments in real estate securities as disclosed in the consolidated balance sheets.

Cash and Cash Equivalents

     The Company considers highly liquid short-term interest bearing instruments with original maturities of three months or less and other instruments readily convertible into cash to be cash equivalents. The Company's deposits with financial institutions may exceed federally insurable limits of $250,000 per institution. The Company mitigates this risk by depositing funds with major financial institutions. At March 31, 2014, the Company's cash was held with two custodians.

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

Other Investment Securities

     At March 31, 2014, other investment securities were comprised of investments in Fannie Mae's Risk Transfer Notes ("FMRT Notes" or "Other Investment Securities"). The FMRT Notes represent unsecured general obligations of Fannie Mae and are structured to be subject to the performance of a certain pool of residential mortgage loans.

Mortgage Loans, Real Estate Securities and Other Investment Securities—Fair Value Election

     U.S. GAAP permits entities to choose to measure certain eligible financial instruments at fair value. The Company has elected the fair value option for each of its mortgage loans, real estate securities and Other Investment Securities at the date of purchase. The fair value option election is irrevocable and requires the Company to measure these mortgage loans, real estate securities and Other Investment Securities at estimated fair value with the change in estimated fair value recognized in earnings. The Company has established a policy for these assets to separate interest income from the full change in fair value in the consolidated statements of operations. The interest income component is presented as interest income on mortgage loans, real estate securities and Other Investment Securities and the remainder of the change in fair value is presented separately as change in unrealized gain or loss in the Company's consolidated statements of operations.

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

     The Company may use valuation techniques consistent with the market and income approaches to measure the fair value of its assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future projected cash flows to a single discounted present value amount. When applying either approach, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires significant judgment and considers factors specific to the investment. The Company utilizes proprietary modeling analysis to support the independent third party broker quotes selected to determine the fair value of its real estate securities, Other Investment Securities and derivative instruments.

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

     At March 31, 2014, approximately 11.9% in unpaid principal balance of the Company's mortgage loans carries mortgage insurance and there are no foreclosures or claims outstanding against mortgage insurers.

Real Estate Securities and Other Investment Securities

     The fair value of the Company's real estate securities and Other Investment Securities considers the underlying characteristics of each security including coupon, maturity date and collateral. The Company estimates the fair value of its RMBS and Other Investment Securities based upon a combination of observable prices in active markets, multiple indicative quotes from brokers and executable bids. In evaluating broker quotes the Company also considers additional observable market data points including recent observed trading activity for identical and similar securities, back-testing, broker challenges and other interactions with market participants, as well as yield levels generated by model-based valuation techniques. In the absence of observable quotes, the Company utilizes model-based valuation techniques that may contain unobservable valuation inputs.

     When available, the fair value of real estate securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from either broker quotes, observed traded levels or model-based valuation techniques using observable inputs such as benchmark yields or issuer spreads.

     While the Company's non-Agency RMBS and Other Investment Securities are valued using the same process with similar inputs as the Agency RMBS as described below, a significant amount of inputs are unobservable due to relatively low levels of market activity. The fair value of these securities is typically based on broker quotes or the Company's model-based valuation. Accordingly, the Company's non-Agency RMBS and Other Investment Securities are classified as Level 3 in the fair value hierarchy. Model-based valuation consists primarily of discounted cash flow and yield analyses. Significant model inputs and assumptions include constant voluntary prepayment rates, constant default rates, delinquency rates, loss severity, market-implied discount rates, default rates, expected loss severity, weighted average life, collateral composition, borrower characteristics and prepayment rates, and may also include general economic conditions, including home price index forecasts, servicing data and other relevant information. Where possible, collateral-related assumptions are determined on an individual loan level basis.

     The Company's Agency RMBS, if any, are valued using the market data described above, which includes inputs determined to be observable or whose significant fair value drivers are observable. Accordingly, Agency RMBS securities are classified as Level 2 in the fair value hierarchy.

Derivative Instruments

Interest Rate Swaption Agreements

     An interest rate swaption agreement represents an option that gives the Company the right, but not the obligation, to enter into a previously agreed upon interest rate swap agreement on a future date. If exercised the Company will enter into an interest rate swap agreement and is obligated to pay a fixed rate of interest and receive a floating rate of interest. The Company utilizes proprietary modeling analysis or industry standard third party analytics to support the counterparty valuations received for interest rate swaption agreements. These counterparty valuations are generally based on models with market observable inputs such as interest rates and contractual cash flows, and, as such, are classified as Level 2 on the fair value hierarchy. The Company's interest rate swaption agreements are governed by International Swap and Derivative Association trading agreements, which are separately negotiated agreements with dealer counterparties. As of March 31, 2014, no credit valuation adjustment was made in determining the fair value of the derivative.

Interest Rate Swap Agreements

     An interest rate swap is an agreement between the Company and a counterparty to exchange periodic interest payments where one party to the contract makes a fixed rate payment in exchange for a floating rate payment from the other party. The Company utilizes proprietary modeling analysis or industry standard third party analytics to support the counterparty valuations received for interest rate swap agreements. These counterparty valuations are generally based on models with market observable inputs such as interest rates and contractual cash flows, and, as such, are classified as Level 2 on the fair value hierarchy. The Company's interest rate swap agreements are governed by International Swap and Derivative Association trading agreements, which are separately negotiated agreements with dealer counterparties. As of March 31, 2014 and December 31, 2013, no credit valuation adjustment was made in determining the fair value of the derivative.

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

Interest Income Recognition and Impairment—Mortgage Loans

     Pursuant to the Company's policy for separately presenting interest income on mortgage loans, the Company follows acceptable methods under U.S. GAAP for allocating a portion of the change in fair value of mortgage loans to interest income.

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

     The Company recognizes interest income in accordance with ASC 310-30 "Loans and Debt Securities with Deteriorated Credit Quality". Interest income is recognized on a level-yield basis over the life of the loan as long as cash flows can be reasonably estimated. The level-yield is determined by the excess of the Company's initial estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the Company's initial investment in the mortgage loan (accretable yield). The amount of interest income to be recognized cannot result in a carrying amount that exceeds the payoff amount of the loan. The excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) will not be recognized as an adjustment of yield.

     On a quarterly basis, the Company updates its estimate of the cash flows expected to be collected. For purposes of interest income recognition, any subsequent increases in cash flows expected to be collected are generally recognized as prospective yield adjustments (which establishes a new level yield) and any subsequent decreases in cash flows expected to be collected are recognized as an impairment to be recorded through change in unrealized gain or loss in the consolidated statements of operations.

     Income recognition is suspended for a loan when cash flows cannot be reasonably estimated.

Interest Income Recognition and Impairment—Real Estate Securities and Other Investment Securities

     Pursuant to the Company's policy for separately presenting interest income on real estate securities and Other Investment Securities, the Company follows acceptable methods under U.S. GAAP for allocating a portion of the change in fair value of real estate securities and Other Investment Securities to interest income.

     Interest income on Agency RMBS, if any, is accrued based on the effective yield method on the outstanding principal balance and their contractual terms in accordance with ASC 310-20 "Non-refundable Fees and Other Costs". Premiums and discounts associated with Agency RMBS at the time of purchase are amortized into interest income over the life of such securities using the effective yield method and adjusted for actual prepayments.

     Interest income on the non-Agency RMBS and Other Investment Securities, which were purchased at a discount to par value and/or were rated below AA at the time of purchase, is recognized based on the effective yield method in accordance with ASC 325-40 "Beneficial Interests in Securitized Financial Assets". The effective yield on these securities is based on the projected cash flows from each security, which are estimated based on the Company's observation of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. On a monthly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and credit losses. Therefore, actual maturities of the securities are generally shorter than stated contractual maturities.

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

     RMBS and Other Investment Securities are evaluated for other-than-temporary impairment ("OTTI") each quarter. A security with a fair value that is less than amortized cost is considered impaired. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a security has been deemed to be other-than-temporarily impaired, the amount of OTTI is bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations as a realized loss on real estate securities and realized loss on Other Investment Securities. The remaining OTTI related to the valuation adjustment is recognized as a component of change in unrealized gain or loss in the consolidated statements of operations. Realized gains and losses on sale of real estate securities and Other Investment Securities are determined using the specific identification method. Real estate securities and Other Investment Securities transactions are recorded on the trade date.

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

Loan Repurchase Facility

     The Company finances a portion of its mortgage loan portfolio through the use of repurchase agreements entered into under a master repurchase agreement with Citibank, N.A. ("Citi"), pursuant to which the Company may sell, and later repurchase trust certificates representing interests in residential mortgage loans (the "Trust Certificates") in an aggregate principal amount of up to $325 million (the "Loan Repurchase Facility"). The borrowings under the Loan Repurchase Facility are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreement. The borrowings under the Loan Repurchase Facility are recorded on the trade date at the contract amount.

     The Company pledges cash and certain of its Trust Certificates as collateral under the Loan Repurchase Facility. The amounts available to be borrowed are dependent upon the fair value of the Trust Certificates pledged as collateral, which fluctuates with changes in interest rates, type of underlying mortgage loans and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in the fair value of pledged Trust Certificates, the lender may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of March 31, 2014 and December 31, 2013, the Company has met all margin call requirements.

Securities Repurchase Agreements—Real Estate Securities and Other Investment Securities

     The Company finances a portion of its RMBS portfolio and Other Investment Securities through the use of securities repurchase agreements entered into under master repurchase agreements with four financial institutions as of March 31, 2014. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Repurchase agreements are recorded on trade date at the contract amount.

     The Company pledges cash and certain of its RMBS and Other Investment Securities as collateral under these securities repurchase agreements. The amounts available to be borrowed are dependent upon the fair value of the RMBS and Other Investment Securities pledged as collateral, which fluctuates with changes in interest rates, type of securities and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in the fair value of pledged RMBS and Other Investment Securities, the lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of March 31, 2014 and December 31, 2013, the Company has met all margin call requirements.

Derivatives and Hedging Activities

     The Company accounts for its derivative financial instruments in accordance with derivative accounting guidance, which requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and to measure those instruments at fair value. The Company has not designated any of its derivative agreements as hedging instruments for accounting purposes. As a result, changes in the fair value of derivatives are recorded through current period earnings.

Interest Rate Swaption Agreements

     The credit support annex provisions of the Company's interest rate swaption agreement allows the parties to mitigate their credit risk by requiring the party which is out of the money to post collateral. At March 31, 2014, all collateral provided under this agreement consisted of cash collateral.

Interest Rate Swap Agreements

     The Company's interest rate swap agreements contain legally enforceable provisions that allow for netting or setting off of all individual interest rate swap receivables and payables with each respective counterparty and, therefore, the fair value of those interest rate swap agreements are netted. The credit support annex provisions of the Company's interest rate swap agreements allow the parties to mitigate their credit risk by requiring the party which is out of the money to post collateral. At March 31, 2014 and December 31, 2013, all collateral provided under these agreements consisted of cash collateral.

TBA Securities

     The Company may, and has in the past, entered into TBA contracts as a means of acquiring exposure to Agency RMBS and may, from time to time, utilize TBA dollar roll transactions to finance Agency RMBS purchases. The Company may also enter into TBA contracts as a means of hedging against short-term changes in interest rates. The Company may choose, prior to settlement, to move the settlement of these securities to a later date by entering into an offsetting position (referred to as a "pair off"), settling the paired off positions against each other for cash, and simultaneously entering into a similar TBA contract for a later settlement date, which is commonly and collectively referred to as a "dollar roll" transaction. At March 31, 2014 and December 31, 2013, the Company did not have any TBA contracts outstanding.

8% Exchangeable Senior Notes Due 2016

     On November 25, 2013, the Operating Partnership issued $57.5 million aggregate principal amount of unsecured 8.00% Exchangeable Senior Notes due 2016 (the "Exchangeable Senior Notes"). The Exchangeable Senior Notes are carried at amortized cost. Interest expense on the Exchangeable Senior Notes is computed using the effective interest method. The conversion features of the Exchangeable Senior Notes are deemed to be an embedded derivative. Accordingly, the Company is required to bifurcate the embedded derivative related to the conversion features of the Exchangeable Senior Notes. The Company recognized the embedded derivative as a liability in its consolidated balance sheets at March 31, 2014 and December 31, 2013, measures it at its estimated fair value and recognizes changes in its estimated fair value in gain/(loss) on derivative instruments in the Company's consolidated statements of operations.

Net Income (Loss) Per Share

     The Company's basic earnings per share ("EPS") is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding OP units and Exchangeable Senior Notes were converted to common stock, where such exercise or conversion would result in a lower EPS. The dilutive effect of OP units is computed assuming all units are converted to common stock. The dilutive effect of the Exchangeable Senior Notes is computed assuming shares converted are limited to 1,779,560 pursuant to New York Stock Exchange ("NYSE") restrictions. However, the 1,779,560 shares of common stock were excluded from the calculation of diluted EPS as such inclusion would be anti-dilutive for the three months ended March 31, 2014.

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

     The Company evaluates uncertain income tax positions when applicable. Based upon its analysis of income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria as of either March 31, 2014 or December 31, 2013.

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

     For the three months ended March 31, 2014 and March 31, 2013, the Company did not have any significant activity in the TRS entities. No provision for federal income taxes has been made in the accompanying consolidated financial statements, as the TRS entities did not generate taxable income for the periods presented.

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

     The following table sets forth the Company's financial instruments that were accounted for at fair value on a recurring basis as of March 31, 2014, by level within the fair value hierarchy:

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$—	$—	$415,613,711	$415,613,711
Non-Agency RMBS	—	—	231,844,899	231,844,899
Other Investment Securities	—	—	11,087,508	11,087,508
Derivative assets	—	2,261,459	—	2,261,459
Total	$—	$2,261,459	$658,546,118	$660,807,577
Liabilities
Derivative liabilities	$—	$1,606,416	$—	$1,606,416
Total	$—	$1,606,416	$—	$1,606,416

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

     The following table presents additional information about the Company's financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Three Months Ended March 31, 2014			Year Ended December 31, 2013
			Other
	Mortgage		Investment	Mortgage
	Loans	RMBS	Securities	Loans	RMBS
Beginning balance	$331,785,542	$226,155,221	$—	$—	$100,911,651
Total net transfers into/out of Level 3	—	—	—	—	—
Acquisitions	84,795,975	11,720,695	10,676,953	334,162,044	234,397,506
Proceeds from sales	—	(2,072,198)	—	—	(68,190,593)
Net accretion of discounts	1,602,823	1,266,177	39,791	3,059,231	3,727,702
Proceeds from principal repayments	(3,490,970)	(8,034,673)	—	(13,871,059)	(39,338,730)
Total losses (realized/unrealized) included
in earnings	(4,622,238)	(312,022)	—	(6,344,877)	(9,138,009)
Total gains (realized/unrealized) included
in earnings	5,542,579	3,121,699	370,764	14,780,203	3,785,694
Ending balance	$415,613,711	$231,844,899	$11,087,508	$331,785,542	$226,155,221

	Three Months Ended March 31, 2014			Year Ended December 31, 2013
Other
	Mortgage		Investment	Mortgage
	Loans	RMBS	Securities	Loans	RMBS
The amount of total gains or (losses) for
the period included in earnings
attributable to the change in unrealized
gains or losses relating to assets or
liabilities still held at the
reporting date	$715,014	$2,771,903	$370,764	$7,136,482	$(2,822,969)

     There were no financial assets or liabilities that were accounted for at fair value on a nonrecurring basis at March 31, 2014 and December 31, 2013. There were no transfers into or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2014.

     The following table presents quantitative information about the Company's mortgage loans which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value as of	Valuation				Weighted
	March 31, 2014	Technique(s)	Unobservable Input	Min/Max		Average
Mortgage Loans	$415,613,711	Model	Constant voluntary prepayment	1.1%	8.4%	3.6%
			Constant default rate	0.4%	4.4%	3.1%
			Loss severity	6.4%	44.0%	25.2%
			Delinquency	3.6%	14.6%	11.5%

     The following table presents quantitative information about the Company's real estate securities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value as of	Valuation				Weighted
	March 31, 2014	Technique(s)	Unobservable Input	Min/Max		Average
Non-Agency RMBS(1)
Alternative – A	$88,917,447	Broker quotes/	Constant voluntary prepayment	1.2%	27.3%	12.5%
		comparable trades	Constant default rate	0.2%	11.8%	3.2%
			Loss severity	0.0%	90.2%	24.6%
			Delinquency	1.2%	28.0%	10.4%
Pay option adjustable rate	27,431,057	Broker quotes/	Constant voluntary prepayment	1.3%	19.8%	9.1%
		comparable trades	Constant default rate	2.3%	9.8%	4.8%
			Loss severity	0.3%	61.6%	40.6%
			Delinquency	8.1%	33.6%	16.4%
Prime	96,823,049	Broker quotes/	Constant voluntary prepayment	2.1%	17.8%	9.5%
		comparable trades	Constant default rate	0.7%	13.5%	4.1%
			Loss severity	0.1%	66.8%	29.9%
			Delinquency	2.8%	28.0%	13.0%
Subprime	18,673,346	Broker quotes/	Constant voluntary prepayment	1.8%	11.9%	6.3%
		comparable trades	Constant default rate	3.5%	11.2%	4.6%
			Loss severity	5.5%	94.7%	44.1%
			Delinquency	14.4%	26.8%	17.6%
Total Non-Agency RMBS	$231,844,899
____________________

(1)	The Company uses third-party dealer quotes to estimate fair value of some of its financial assets. The Company verifies selected prices by using a variety of methods, including comparing prices to internally estimated prices and corroborating the prices by reference to other independent market data, such as relevant benchmark indices and prices of similar instruments. Where the Company has disclosed unobservable inputs for broker quotes or comparable trades, those inputs are based on the Company's validations performed at the security level.

     The following table presents quantitative information about the Company's Other Investment Securities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value as of	Valuation		Weighted
	March 31, 2014	Technique(s)	Unobservable Input	Average
Other Investment		Broker quotes/
Securities(1)	$11,087,508	comparable trades	Constant voluntary prepayment	10.0%
____________________

(1)	The Company uses third-party dealer quotes to estimate fair value of some of its financial assets. The Company verifies selected prices by using a variety of methods, including comparing prices to internally estimated prices and corroborating the prices by reference to other independent market data, such as relevant benchmark indices and prices of similar instruments. Where the Company has disclosed unobservable inputs for broker quotes or comparable trades, those inputs are based on the Company's validations performed at the security level.

     The fair value measurements of these assets are sensitive to changes in assumptions regarding prepayment, probability of default, loss severity in the event of default, forecasts of home prices, and significant activity or developments in the real estate market. Significant changes in any of those inputs in isolation may result in significantly higher or lower fair value measurements. A change in the assumption used for forecasts of home price changes is accompanied by directionally opposite changes in the assumptions used for probability of default and loss severity. Significant increases (decreases) in any of these inputs in isolation would result in significantly lower (higher) fair value measurements.

Fair Value Option

     Changes in fair value for assets and liabilities for which the fair value option was elected are recognized in earnings as they occur. The fair value option may be elected on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.

     The following table presents the difference between the fair value and the aggregate unpaid principal amount and/or notional balance of assets for which the fair value option was elected:

	March 31, 2014			December 31, 2013
		Unpaid			Unpaid
		Principal			Principal
		and/or			and/or
		Notional			Notional
	Fair Value	Balance(1)	Difference	Fair Value	Balance(1)	Difference
Financial instruments, at fair value
Assets
Mortgage loans	$415,613,711	$495,987,130	$(80,373,419)	$331,785,542	$398,828,497	$(67,042,955)
Non-Agency RMBS	231,844,899	324,327,923	(92,483,024)	226,155,221	324,241,597	(98,086,376)
Other Investment Securities	11,087,508	10,000,000	1,087,508	—	—	—
Total financial instruments, at fair value	$658,546,118	$830,315,053	$(171,768,935)	$557,940,763	$723,070,094	$(165,129,331)
____________________

(1)	Non-Agency RMBS includes an IO with a notional balance of $61.4 million and $64.3 million as of March 31, 2014 and December 31, 2013, respectively.

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

     The following table summarizes the estimated fair value for all other financial instruments:

	March 31,	December 31,
	2014	2013
Other financial instruments
Assets
Cash	$30,085,010	$57,060,806
Restricted cash	5,850,364	2,128,236
Liabilities
Loan Repurchase Facility	$296,833,831	$236,727,512
Securities repurchase agreements	159,385,307	138,790,158
Exchangeable Senior Notes	55,674,168	54,737,573

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

     On March 27, 2014, the Company utilized approximately $60.6 million of the Loan Repurchase Facility to fund a portion of the purchase price of its acquisition of a residential mortgage loan portfolio with an unpaid principal balance of approximately $100.4 million.

     The following table sets forth certain information regarding the Company's mortgage loan portfolio at March 31, 2014:

	Unpaid			Gross Unrealized(1)			Weighted Average
	Principal	Premium	Amortized
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Mortgage Loans
Performing
Fixed	$251,746,179	$(47,755,347)	$203,990,832	$9,565,952	$(2,750,993)	$210,805,791	4.73%	7.07%
ARM	218,006,277	(33,133,709)	184,872,568	4,853,505	(2,269,336)	187,456,737	3.64	6.73
Total performing	469,752,456	(80,889,056)	388,863,400	14,419,457	(5,020,329)	398,262,528	4.22	6.91
Non-performing(3)	26,234,674	(7,310,449)	18,924,225	544,555	(2,117,597)	17,351,183	5.00	7.58
Total Mortgage Loans	$495,987,130	$(88,199,505)	$407,787,625	$14,964,012	$(7,137,926)	$415,613,711	4.26%	6.94%

____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its mortgage loans. The Company recorded a gain of $0.7 million and a loss of $0.03 million for the three months ended March 31, 2014 and March 31, 2013, respectively, as change in unrealized gain or loss on mortgage loans in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Loans that are delinquent for 60 days or more are considered non-performing.

     The following table sets forth certain information regarding the Company's mortgage loan portfolio at December 31, 2013:

	Unpaid			Gross Unrealized(1)			Weighted Average
	Principal	Premium	Amortized
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Mortgage Loans
Performing
Fixed	$212,701,494	$(43,530,581)	$169,170,913	$7,842,598	$(3,558,171)	$173,455,340	4.56%	7.05%
ARM	170,178,466	(25,617,563)	144,560,903	5,088,302	(1,556,430)	148,092,775	3.76	6.67
Total performing	382,879,960	(69,148,144)	313,731,816	12,930,900	(5,114,601)	321,548,115	4.20	6.88
Non-performing(3)	15,948,537	(5,031,293)	10,917,244	456,024	(1,135,841)	10,237,427	5.06	8.03
Total Mortgage Loans	$398,828,497	$(74,179,437)	$324,649,060	$13,386,924	$(6,250,442)	$331,785,542	4.24%	6.91%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its mortgage loans.
(2)	Unleveraged yield.
(3)	Loans that are delinquent for 60 days or more are considered non-performing.

     The following table presents the difference between the fair value and the aggregate unpaid principal balance of the Company's mortgage loan portfolio:

	March 31, 2014			December 31, 2013
		Unpaid			Unpaid
		Principal			Principal
	Fair Value	Balance	Difference	Fair Value	Balance	Difference
Loan Type
Performing loans:
Fixed	$210,805,791	$251,746,179	$(40,940,388)	$173,455,340	$212,701,494	$(39,246,154)
ARM	187,456,737	218,006,277	(30,549,540)	148,092,775	170,178,466	(22,085,691)
Total performing
loans	398,262,528	469,752,456	(71,489,928)	321,548,115	382,879,960	(61,331,845)
Non-performing
loans	17,351,183	26,234,674	(8,883,491)	10,237,427	15,948,537	(5,711,110)
Total	$415,613,711	$495,987,130	$(80,373,419)	$331,785,542	$398,828,497	$(67,042,955)

     As of March 31, 2014 and December 31, 2013, the Company’s mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the U.S. The following is a summary of certain concentrations of credit risk in the mortgage loan portfolio:

	March 31, 2014	December 31, 2013
Concentration
Percentage of fair value of mortgage loans with unpaid-principal-balance-to current-property-
value in excess of 100%	65.9%	73.6%
Percentage of fair value of mortgage loans secured by properties in the following states:
Each representing 10% or more of fair value:
California	25.2%	25.6%
Florida	16.4%	17.8%
Additional state representing more than 5% of fair value:
Georgia	6.3%	6.8%

     At March 31, 2014 the interest rates on the Company's mortgage loan portfolio ranged from 1.75% - 12.20% and the contractual maturities ranged from 1 - 46 years.

     The following table presents the change in accretable yield for the three months ended March 31, 2014:

Accretable yield, January 1, 2014	$223,401,697
Acquisitions	55,532,098
Accretion	(5,649,553)
Reclassifications to nonaccretable difference	4,326,116
Accretable yield, March 31, 2014	$277,610,358

5. Real Estate Securities and Other Investment Securities

       The Company's non-Agency RMBS portfolio is not issued or guaranteed by Fannie Mae, Freddie Mac or any other U.S. Government agency or a federally chartered corporation and is therefore subject to additional credit risks.

       The following table sets forth certain information regarding the Company's RMBS and Other Investment Securities at March 31, 2014:

	Principal or			Gross Unrealized(1)			Weighted Average
	Notional	Premium	Amortized
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Real estate securities
Non-Agency RMBS
Alternative – A(3)	$164,764,296	$(78,482,420)	$86,281,876	$2,963,208	$(327,637)	$88,917,447	4.09%	7.11%
Pay option adjustable
rate	33,700,568	(6,646,540)	27,054,028	605,224	(228,195)	27,431,057	0.74	6.83
Prime	105,995,923	(13,051,352)	92,944,571	4,113,891	(235,413)	96,823,049	4.71	6.59
Subprime	19,867,136	(1,701,070)	18,166,066	689,080	(181,800)	18,673,346	1.06	5.97
Total RMBS	$324,327,923	$(99,881,382)	$224,446,541	$8,371,403	$(973,045)	$231,844,899	3.71%	6.77%
Other investment securities	$10,000,000	$716,744	$10,716,744	$370,764	$—	$11,087,508	5.40%	6.66%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its real estate securities and Other Investment Securities. The Company recorded a gain of $2.7 million and $0.9 million for the three months ended March 31, 2014 and March 31, 2013, respectively, as change in unrealized gain or loss on real estate securities in the consolidated statements of operations. The Company also recorded a gain of $0.4 million for the three months ended March 31, 2014 as change in unrealized gain or loss on other investment securities in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Alternative-A RMBS includes an IO with a notional balance of $61.4 million.

       The following table sets forth certain information regarding the Company's RMBS at December 31, 2013:

	Principal or			Gross Unrealized(1)			Weighted Average
	Notional	Premium	Amortized
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Real estate securities
Non-Agency RMBS
Alternative – A(3)	$160,590,487	$(80,206,745)	$80,383,742	$2,414,864	$(1,112,077)	$81,686,529	4.26%	6.77%
Pay option adjustable
rate	34,374,028	(7,057,026)	27,317,002	464,756	(345,915)	27,435,843	0.76	6.80
Prime	109,136,108	(13,590,489)	95,545,619	3,751,248	(767,825)	98,529,042	4.77	6.45
Subprime	20,140,974	(1,894,417)	18,246,557	536,407	(279,157)	18,503,807	1.07	5.97
Total RMBS	$324,241,597	$(102,748,677)	$221,492,920	$7,167,275	$(2,504,974)	$226,155,221	3.80%	6.57%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its real estate securities.
(2)	Unleveraged yield.
(3)	Alternative-A RMBS includes an IO with a notional balance of $64.3 million.

       The following table presents certain information regarding the Company's non-Agency RMBS as of March 31, 2014 by weighted average life:

	Non-Agency RMBS
			Weighted
	Fair Value	Amortized Cost	Average Yield
Weighted average life(1)
Greater than 5 years	$231,844,899	$224,446,541	6.77%
	$231,844,899	$224,446,541	6.77%

____________________

(1)	Actual maturities of real estate securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and credit losses.

     At March 31, 2014, the contractual maturities of the real estate securities ranged from 7.3 to 32.9 years, with a weighted average maturity of 23.9 years. All real estate securities held by the Company at March 31, 2014 were issued by issuers based in the United States.

     The following table presents certain information regarding the Company's Other Investment Securities as of March 31, 2014 by weighted average life:

	Other Investment Securities
			Weighted
	Fair Value	Amortized Cost	Average Yield
Weighted average life(1)
Greater than 5 years	$11,087,508	$10,716,744	6.66%
	$11,087,508	$10,716,744	6.66%
____________________

(1)	Actual maturities of other investment securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and credit losses.

     At March 31, 2014, the contractual maturity of the Other Investment Securities was 9.6 years. All Other Investment Securities held by the Company at March 31, 2014 were issued by issuers based in the United States.

     The following table presents certain information regarding the Company's non-Agency RMBS as of December 31, 2013 by weighted average life:

	Non-Agency RMBS
			Weighted
	Fair Value	Amortized Cost	Average Yield
Weighted average life(1)
Greater than 5 years	$226,155,221	$221,492,920	6.57%
	$226,155,221	$221,492,920	6.57%
____________________

(1)	Actual maturities of real estate securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and credit losses.

     At December 31, 2013, the contractual maturities of the real estate securities ranged from 7.7 to 33.0 years, with a weighted average maturity of 24.0 years. All real estate securities held by the Company at December 31, 2013 were issued by issuers based in the United States of America.

     The following table presents certain additional information regarding the Company's RMBS:

	Three Months Ended
	March 31, 2014	March 31, 2013
Proceeds from the sale of real estate securities	$2,072,198	$6,801,398
Realized gain on the sale of real estate securities	73,619	—
Realized loss on OTTI	—	—

     There were no sales or realized losses on OTTI on Other Investment Securities for the three months ended March 31, 2014.

6. Loan Repurchase Facility

     The Loan Repurchase Facility is used to fund purchases of the Company's mortgage loans, including the March 27, 2014 purchase of a residential mortgage loan portfolio with an unpaid principal balance of approximately $100.4 million at the time of acquisition. The Loan Repurchase Facility closed on May 30, 2013, and is committed for a period of 364 days from inception. The obligations are fully guaranteed by the Company. On March 27, 2014, the Company entered into an amendment of the Loan Repurchase Facility providing it with an additional $75 million of uncommitted borrowing capacity. As of March 31, 2014, the Company’s total borrowing capacity is $325.0 million. The Company is in discussions with the lender and expects to renew the Loan Repurchase Facility for an additional 364 day commitment period prior to the expiration of the initial commitment period. However, the renewal is subject to the finalization of definitive agreements and there can be no assurance that the renewal will occur.

     The principal amount paid by Citi under the Loan Repurchase Facility for the Trust Certificate, which represent interests in residential mortgage loans, is based on a percentage of the lesser of the market value or the unpaid principal balance of such mortgage loans backing the Trust Certificate. Upon the Company's repurchase of a Trust Certificate sold to Citi under the Loan Repurchase Facility, the Company is required to repay Citi a repurchase amount based on the purchase price plus accrued interest. The Company is also required to pay Citi a commitment fee for the Loan Repurchase Facility, as well as certain other administrative costs and expenses in connection with Citi's structuring, management and ongoing administration of the Loan Repurchase Facility. The commitment fee is included in interest expense in the consolidated statements of operations.

     The Loan Repurchase Facility contains margin call provisions that provide Citi with certain rights in the event of a decline in the market value of the mortgage loans backing the purchased Trust Certificate, subject to a floor amount. Under these provisions, Citi may require the Company to transfer cash sufficient to eliminate any margin deficit resulting from such a decline.

     The following table presents certain information regarding the Company's Loan Repurchase Facility as of March 31, 2014 and December 31, 2013, by remaining maturity:

	March 31, 2014		December 31, 2013
		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate
Loan Repurchase Facility borrowings maturing within
31-60 days	$297,401,891	2.90%	—	—
91 - 180 days	—	—	$236,058,976	2.92%
Total/weighted average	$297,401,891	2.90%	$236,058,976	2.92%

     The following table presents information with respect to the Company's posting of mortgage loan collateral for the Loan Repurchase Facility as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Loan Repurchase Facility secured by mortgage loans	$297,401,891	$236,058,976
Fair value of Trust Certificates pledged as collateral under Loan Repurchase Facility	415,348,056	331,522,165
Fair value of mortgage loans not pledged as collateral under Loan Repurchase Facility	265,655	263,377
Cash pledged as collateral under Loan Repurchase Facility	—	—
Unused Amount(1)	27,598,109	13,941,024
____________________

(1)	The amount the Company is able to borrow under the Loan Repurchase Facility is tied to the fair value of unencumbered Trust Certificates eligible to secure those agreements and the Company's ability to fund the agreements' margin requirements relating to the collateral sold.

     The following table presents additional information with respect to the Loan Repurchase Facility:

	Three Months Ended
	March 31, 2014	March 31, 2013
During the period:
Weighted average interest rate	2.91%	—
Average balance of loans sold under agreements to repurchase	$192,380	—
Maximum daily amount outstanding	$297,524,403	—
Total interest expense	$1,830,907	—

7. Securities Repurchase Agreements

     Repurchase agreements related to real estate securities and Other Investment Securities involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." Repurchase agreements related to real estate securities and Other Investment Securities entered into by the Company are accounted for as financings and require the repurchase of the transferred securities at the end of each arrangement's term, typically 30 to 90 days. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security paydown factors, the lender requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparty in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. Under the terms of the Company's master repurchase agreements related to real estate securities and Other Investment Securities, the counterparty may sell or re-hypothecate the pledged collateral.

     The following table presents certain information regarding the Company's securities repurchase agreements as of March 31, 2014 and December 31, 2013 by remaining maturity and collateral type:

	March 31, 2014				December 31, 2013
	Non-Agency RMBS		Other Investment Securities		Non-Agency RMBS
		Weighted		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate
Securities repurchase agreements
maturing within
30 days or less	$125,330,562	1.89%	$7,560,000	1.90%	$121,913,678	1.90%
31-60 days	6,104,000	1.84	—	—	6,415,000	1.84
61-90 days	20,186,000	1.83	—	—	10,263,000	1.85
Greater than 90 days	—	—	—	—	—	—
Total/weighted average	$151,620,562	1.88%	$7,560,000	1.90%	$138,591,678	1.89%

     Although securities repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or cash to fund margin calls.

     The following table presents information with respect to the Company's posting of collateral under its securities repurchase agreements at March 31, 2014 and December 31, 2013:

		December 31,
	March 31, 2014	2013
Securities repurchase agreements secured by non-Agency RMBS	$151,620,562	$138,591,678
Securities repurchase agreements secured by Other Investment Securities	7,560,000	—
Fair value of non-Agency RMBS pledged as collateral	201,451,523	183,722,511
Fair value of Other Investment Securities pledged as collateral	11,087,508	—
Fair value of non-Agency RMBS not pledged as collateral	30,393,376	42,432,710
Cash pledged as collateral	2,416,464	1,360,528

8. 8.0% Exchangeable Senior Notes due 2016

     On November 25, 2013 the Operating Partnership issued the Exchangeable Senior Notes with an aggregate principal amount of $57.5 million. The Exchangeable Senior Notes were issued pursuant to an Indenture, dated November 25, 2013, between the Company, as guarantor, the Operating Partnership and U.S. Bank National Association, as trustee. The sale of the Exchangeable Senior Notes generated net proceeds of approximately $55.3 million. Aggregate estimated offering expenses in connection with the transaction, including the initial purchasers' discount of approximately $1.7 million, were approximately $2.2 million. As of March 31, 2014 and December 31, 2013, the carrying value of the Exchangeable Senior Notes was $54.8 million and $54.5 million, respectively.

     The Exchangeable Senior Notes bear interest at a rate of 8.0% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2014. The estimated effective interest rate of the Exchangeable Senior Notes, which is equal to the stated rate of 8.0% plus the amortization of the original issue discount and associated costs, is 10.2%. For the three months ended March 31, 2014, the interest incurred on this indebtedness was $1.4 million. The Exchangeable Senior Notes will mature on November 15, 2016 (the "Maturity Date"), unless previously exchanged or repurchased in accordance with their terms. The Exchangeable Senior Notes are the Company's senior unsecured obligations and rank senior in right of payment to the Company's existing and future indebtedness that is expressly subordinated in right of payment to the Exchangeable Senior Notes; equal in right of payment to the Company's existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company's secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.

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

     As a result of the NYSE related limitation on the use of share-settlement for the full conversion option, the embedded conversion option does not qualify for equity classification and instead is separately valued and accounted for as a derivative liability. The initial value allocated to the derivative liability was $1.3 million, which represents a discount to the debt to be amortized through interest expense using the effective interest method through the Maturity Date. During each reporting period, the derivative liability is marked to fair value through earnings. As of March 31, 2014 and December 31, 2013, the derivative liability had a fair value of $1.6 million and $1.5 million, respectively.

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

9. Derivative Instruments

Interest Rate Swap and Swaption Agreements

     To help mitigate exposure to higher short-term interest rates, the Company uses currently-paying and forward-starting, three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements. Additionally, the Company enters into interest rate swaption agreements which gives the Company the right, but not the obligation, to enter into a previously agreed upon swap contract on a future date. If exercised the Company will enter into an interest rate swap agreement and is obligated to pay a fixed rate of interest and receive a floating rate of interest. These swap agreements establish an economic fixed rate on related borrowings because the variable-rate payments received on the interest rate swap agreements largely offset interest accruing on the related borrowings, leaving the fixed-rate payments to be paid on the interest rate swap agreements as the Company's effective borrowing rate, subject to certain adjustments including changes in spreads between variable rates on the interest rate swap agreements and actual borrowing rates.

     The Company's interest rate swap agreements and interest rate swaption agreement have not been designated as hedging instruments.

TBA Securities

     The Company may, and has in the past, entered into TBA contracts as a means of acquiring exposure to Agency RMBS and may, from time to time, utilize TBA dollar roll transactions to finance Agency RMBS purchases. The Company may also enter into TBA contracts as a means of hedging against short-term changes in interest rates. The Company accounts for its TBA contracts as derivative instruments due to the fact that it does not intend to take physical delivery of the securities. The Company had no exposure to TBA contracts at any time during the three months ended March 31, 2014. During the three months ended March 31, 2013, the Company paired off purchases of TBA securities with a combined notional amount of $60.0 million by entering into simultaneous sales of TBA securities and recognized a loss of $112,149 as a result.

Conversion Option – 8% Exchangeable Senior Notes Due 2016

     Changes in the fair value of the conversion option derivative related to the Exchangeable Senior Notes are recorded through earnings.

Derivative Instruments

     The following table summarizes information related to derivative instruments:

	March 31,	December 31,
Non-hedge derivatives	2014	2013
Notional amount of interest rate swaption	$225,000,000	$—
Notional amount of interest rate swaps	17,200,000	17,200,000
Total notional amount	$242,200,000	$17,200,000

     The following table presents the fair value of the Company's derivative instruments and their balance sheet location:

			March 31,	December 31,
Derivative instruments	Designation	Balance Sheet Location	2014	2013
Interest rate swaption	Non-hedge	Derivative assets, at fair value	$2,261,459	$—
Interest rate swaps	Non-hedge	Derivative (liabilities)/assets, at fair value	$(25,705)	$284,454
Exchangeable Senior Notes
conversion option	Non-hedge	Derivative liabilities, at fair value	$(1,580,711)	$(1,471,607)

     The following table summarizes gains and losses related to derivatives:

		Three Months Ended
		March 31,	March 31,
Non-hedge derivatives	Income Statement Location	2014	2013
Interest rate swaption	Gain/(loss) on derivative instruments	$(2,542,292)	$—
Interest rate swaps	Gain/(loss) on derivative instruments	$(457,285)	$(55,302)
Exchangeable Senior Notes conversion option	Gain/(loss) on derivative instruments	$(109,104)	$—
TBAs	Gain/(loss) on derivative instruments	$—	$336,446

     The following table presents information about the Company's interest rate swap agreements as of March 31, 2014:

		Weighted	Weighted	Weighted
	Notional	Average Pay	Average	Average Years
Maturity	Amount	Rate	Receive Rate	to Maturity
2023	$17,200,000	2.72%	0.24%	9.3
Total/Weighted average	$17,200,000	2.72%	0.24%	9.3

     Restricted cash at March 31, 2014 included $0.9 million of cash pledged as collateral against interest rate swap agreements.

     The following table presents information about the Company's interest rate swaption agreement as of March 31, 2014:

	Notional
Swaption Expiration	Amount	Strike Rate	Swap Maturity
2015	$225,000,000	3.64%	2025

     Restricted cash at March 31, 2014 included $2.5 million of cash pledged as collateral against an interest rate swaption agreement.

     The following table presents information about the Company's interest rate swap agreements as of December 31, 2013:

		Weighted	Weighted	Weighted
	Notional	Average Pay	Average	Average Years
Maturity	Amount	Rate	Receive Rate	to Maturity
2023	$17,200,000	2.72%	0.24%	9.6
Total/Weighted average	$17,200,000	2.72%	0.24%	9.6

     Restricted cash at December 31, 2013 included $0.8 million of cash pledged as collateral against interest rate swaps.

10. Earnings Per Share

     The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share:

	Three Months Ended
	March 31, 2014	March 31, 2013
Numerator:
Net income attributable to ZAIS Financial Corp. common
stockholders	$2,224,205	$1,659,222
Effect of dilutive securities:
Net income allocated to non-controlling interests	258,654	299,094
Dilutive net income available to stockholders	$2,482,859	$1,958,316
Denominator:
Weighted average number of shares of common stock	7,970,886	5,142,053
Effect of dilutive securities:
Weighted average number of OP units	926,914	926,914
Weighted average dilutive shares	8,897,800	6,068,967
Net income per share applicable to ZAIS Financial Corp. common stockholders - Basic/Diluted	$.28	$.32

     As of March 31, 2014, there were 1,779,560 potential shares of common stock issuable upon the conversion of the Exchangeable Senior Notes excluded from the calculation of diluted earnings per share for the three months ended March 31, 2014 as such inclusion would be anti-dilutive.

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

     The Company pays to its Advisor an advisory fee, calculated and payable quarterly in arrears, equal to 1.5% per annum of the Company's stockholders' equity, as defined in the amended and restated investment advisory agreement between the Company and the Advisor, as amended from time to time (the "Investment Advisory Agreement"). Prior to the Company's IPO, the advisory fee paid to the Advisor was calculated based on the Company's net asset value, as set forth in the Investment Advisory Agreement.

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

     For the three months ended March 31, 2014 and March 31, 2013, the Company incurred $0.7 million and $0.5 million in advisory fee expense, respectively. At March 31, 2014, $0.7 million in advisory fee expense was included in accounts payable and other liabilities in the consolidated balance sheets. The advisory fee was calculated and payable as set forth above.

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

Dividends and Distributions

     During the three months ended March 31, 2014 and year ended December 31, 2013, the Company declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount per Share
May 14, 2013	May 24, 2013	May 31, 2013	$0.22
June 25, 2013	July 9, 2013	July 23, 2013	$0.45
September 18, 2013	September 30, 2013	October 11, 2013	$0.50
December 19, 2013(1)	December 31, 2013	January 15, 2014	$0.95
March 20, 2014	March 31, 2014	April 14, 2014	$0.40
____________________

(1)	Regular cash dividend of $0.40 per share of common stock and OP unit for the fourth quarter ending December 31, 2013, and an additional special cash dividend of $0.55 per share of its common stock and OP unit. The Company declared the special cash dividend to distribute taxable income from 2013 attributable to the termination of interest rate swap contracts.

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

     Certain individuals and entities own OP units in the Operating Partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interest in the Operating Partnership is reduced and the Company's equity is increased. As of March 31, 2014 and December 31, 2013, the non-controlling interest OP unit holders owned 926,914 OP units, or 10.4% of the OP Units issued by the Operating Partnership.

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

Litigation

     From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any contingencies that would require accrual or disclosure in the consolidated financial statements at March 31, 2014 or December 31, 2013.

15. Counterparty Risk and Concentration

     Counterparty risk is the risk that counterparties may fail to fulfill their obligations, including their inability to post additional collateral in circumstances where their pledged collateral value becomes inadequate. The Company attempts to manage its exposure to counterparty risk through diversification, use of financial instruments and monitoring the creditworthiness of counterparties.

     As explained in the notes above, while the Company engages in repurchase financing activities with several financial institutions, the Company maintains custody accounts with two custodians at March 31, 2014. There is no guarantee that these custodians will not become insolvent. While there are certain regulations that seek to protect customer property in the event of a failure, insolvency or liquidation of a custodian, there is no certainty that the Company would not incur losses due to its assets being unavailable for a period of time in the event of a failure of a custodian that has custody of the Company's assets. Although management monitors the credit worthiness of its custodians, such losses could be significant and could materially impair the ability of the Company to achieve its investment objective.

16. Offsetting Assets and Liabilities

     The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on the Company's consolidated balance sheets at March 31, 2014 and December 31, 2013:

Offsetting of Assets

				Gross Amounts Not Offset in the
			Net Amounts	Consolidated Balance Sheets
		Gross	of Assets
	Gross	Amounts	Presented in
	Amounts of	Offset in the	the		Cash
	Recognized	Consolidated	Consolidated	Financial	Collateral
	Assets	Balance Sheets	Balance Sheets	Instruments	Received(1)	Net Amount
March 31, 2014
Interest rate swaption	$2,261,459	—	2,261,459	—	$—	$2,261,459
Total	$2,261,459	$—	$2,261,459	$—	$—	$2,261,459
December 31, 2013
Interest rate swap agreements	$396,068	$(111,614)	$284,454	$—	$—	$284,454
Total	$396,068	$(111,614)	$284,454	$—	$—	$284,454
____________________

(1)	As of March 31, 2014, the Company pledged $2,542,291 of cash collateral in relation to its interest rate swaption; with the total net counterparty exposure for this position totaling $4,803,750. As of December 31, 2013, the Company pledged $767,708 of cash collateral in relation to its interest rate swap agreements; with the total net counterparty exposure for this position totaling $1,052,162.

Offsetting of Liabilities

				Gross Amounts Not Offset in the
			Net Amounts	Consolidated Balance Sheets
		Gross	of Liabilities
		Amounts	Presented in
	Gross Amounts	Offset in the	the		Cash
	of Recognized	Consolidated	Consolidated	Financial	Collateral
	Liabilities	Balance Sheets	Balance Sheets	Instruments	Pledged	Net Amount
March 31, 2014
Loan Repurchase Facility	$297,401,891	$—	$297,401,891	$(297,401,891)	$—	$—
Securities repurchase agreements	159,180,562	—	159,180,562	(156,764,098)	(2,416,464)	—
Interest rate swap agreements	240,452	(214,747)	25,705	—	(25,705)	—
Total	$456,822,905	$(214,747)	$456,608,158	$(454,165,989)	$(2,442,169)	$—

December 31, 2013
Loan Repurchase Facility	$236,058,976	$—	$236,058,976	$(236,058,976)	$—	$—
Securities repurchase agreements	138,591,678	—	138,591,678	(137,231,150)	(1,360,528)	—
	$374,650,654	$—	$374,650,654	$(373,290,126)	$(1,360,528)	$—

17. Subsequent Events

     None

Item 1A. Forward-Looking Statements

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company's consolidated financial statements and accompanying Notes included in Item 1, "Financial Statements," of this quarterly report on Form 10-Q.

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

     The Company completed its formation transaction and commenced operations on July 29, 2011. On February 13, 2013, the Company successfully completed its IPO, pursuant to which the Company sold 5,650,000 shares of its common stock to the public at a price of $21.25 per share for gross proceeds of $120.1 million. Net proceeds after the payment of offering costs of approximately $1.2 million were $118.9 million. In connection with the IPO, the Advisor paid $6.3 million in underwriting fees. The Company did not pay any underwriting fees, discounts or commissions in connection with the IPO. The Operating Partnership issued and sold the 8% Exchangeable Senior Notes (the "Exchangeable Senior Notes") in a private transaction on November 25, 2013.

     As of March 31, 2014, the Company held a diversified portfolio of fixed rate mortgage loans and adjustable rate mortgage loans ("ARMs") with an estimated fair value of $415.6 million. As of March 31, 2014, the Company also held RMBS assets with an estimated fair value of $231.8 million, consisting primarily of senior tranches of non-Agency RMBS that were originally highly rated but subsequently downgraded and other investment securities ("FMRT Notes" or "Other Investment Securities") with an estimated fair value of $11.1 million. The borrowings the Company used to fund the purchase of its portfolio totaled approximately $512.9 million as of March 31, 2014 under the loan repurchase facility used to finance the Company's residential mortgage loan portfolio (the "Loan Repurchase Facility"), master securities repurchase agreements with four counterparties and the Exchangeable Senior Notes. The Exchangeable Senior Notes were issued and sold by the Operating Partnership in a private transaction on November 25, 2013. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" of this quarterly report on Form 10-Q, for a discussion of the terms of the Exchangeable Senior Notes.

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

Results of Operations

     The following discussion of the Company's consolidated results of operations highlights the Company's performance for the three months ended March 31, 2014.

Financial Overview

     A summary of the Company’s first quarter 2014 results is below, followed by an overview of the market conditions that impacted our results during the quarter:

  The quarter ended March 31, 2014 was the fourth full quarter in which the Company operated as a public mortgage REIT following its initial public offering (“IPO”) completed on February 13, 2013;

  GAAP net income for the three months ended March 31, 2014 was $2.5 million, or $0.28 per weighted average share outstanding compared with net income of $2.0 million, or $0.32 per weighted average share outstanding for the three months ended March 31, 2013;

  Core Earnings (which excludes changes in unrealized gains or losses on mortgage loans, real estate securities and other investment securities, realized gains or losses on mortgage loans and real estate securities, gains or losses on derivative instruments and certain non-recurring adjustments) was $1.5 million, or $0.17 per weighted average share outstanding for the three months ended March 31, 2014 compared with Core Earnings of $0.8 million, or $0.13 per weighted average share outstanding for the quarter ended March 31, 2013. Core Earnings is a non-GAAP financial measure;

  At March 31, 2014 the Company’s book value was $19.86 per share of common stock and OP unit, compared with book value per share of common stock and OP unit of $19.98 as of December 31, 2013;

  2.90x leverage ratio as of March 31, 2014

     The Company's results of operations for the quarter ended March 31, 2014, were impacted by a number of factors. In the first quarter of 2014 the market experienced a rally in interest rates from the 2013 highs, due primarily to perceived weakness in the economic environment. This weakness was confirmed with the recent first quarter GDP release estimating annualized growth of 0.1%. At the same time volatility in the fixed income markets continued to decline, largely looking past the first quarter weakness. As a result, market conditions remained quite supportive of risk assets. Despite the first quarter slowdown, economic conditions seem to have improved meaningfully late in the first quarter and subsequent to quarter end. Importantly, the housing market remains strong and continues to benefit from tight supply conditions.

Investments

     The following table sets forth certain information regarding the Company's mortgage loan portfolio at March 31, 2014:

	Unpaid			Gross Unrealized(1)			Weighted Average
	Principal	Premium	Amortized
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Mortgage Loans
Performing
Fixed	$251,746,179	$(47,755,347)	$203,990,832	$9,565,952	$(2,750,993)	$210,805,791	4.73%	7.07%
ARM	218,006,277	(33,133,709)	184,872,568	4,853,505	(2,269,336)	187,456,737	3.64	6.73
Total performing	469,752,456	(80,889,056)	388,863,400	14,419,457	(5,020,329)	398,262,528	4.22	6.91
Non-performing(3)	26,234,674	(7,310,449)	18,924,225	544,555	(2,117,597)	17,351,183	5.00	7.58
Total Mortgage Loans	$495,987,130	$(88,199,505)	$407,787,625	$14,964,012	$(7,137,926)	$415,613,711	4.26%	6.94%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its mortgage loans. The Company recorded a gain of $0.7 million and a loss of $0.03 million for the three months ended March 31, 2014 and March 31, 2013, respectively, as change in unrealized gain or loss on mortgage loans in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Loans that are delinquent for 60 days or more are considered non-performing.

     The following table sets forth certain information regarding the Company's RMBS and Other Investment Securities at March 31, 2014:

	Principal or			Gross Unrealized(1)			Weighted Average
	Notional	Premium	Amortized
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Real estate securities
Non-Agency RMBS
Alternative – A(3)	$164,764,296	$(78,482,420)	$86,281,876	$2,963,208	$(327,637)	$88,917,447	4.09%	7.11%
Pay option adjustable
rate	33,700,568	(6,646,540)	27,054,028	605,224	(228,195)	27,431,057	0.74	6.83
Prime	105,995,923	(13,051,352)	92,944,571	4,113,891	(235,413)	96,823,049	4.71	6.59
Subprime	19,867,136	(1,701,070)	18,166,066	689,080	(181,800)	18,673,346	1.06	5.97
Total RMBS	$324,327,923	$(99,881,382)	$224,446,541	$8,371,403	$(973,045)	$231,844,899	3.71%	6.77%

Other investment
securities	$10,000,000	$716,744	$10,716,744	$370,764	$—	$11,087,508	5.40%	6.66%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its real estate securities and Other Investment Securities. The Company recorded a gain of $2.7 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively, as change in unrealized gain or loss on real estate securities in the consolidated statements of operations. The Company also recorded a gain of $0.4 million for the three months ended March 31, 2014 as change in unrealized gain or loss on other investment securities in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Alternative-A RMBS includes an IO with a notional balance of $61.4 million.

Investment Activity

     Mortgage Loans. During the three months ended March 31, 2014, the Company acquired fixed rate mortgage loans and ARMs with an unpaid principal balance of $100.4 million. During the three months ended March 31, 2014, the Company did not sell any mortgage loans. The fair value of the Company's mortgage loans at March 31, 2014 was approximately $415.6 million.

     RMBS. During the three months ended March 31, 2014, the Company acquired non-Agency RMBS with a principal balance of $14.5 million and also sold non-Agency RMBS with a principal balance of $2.7 million. During the same period, the Company did not acquire any Agency RMBS. The fair value of the Company's non-Agency RMBS at March 31, 2014 was $231.8 million. The Company did not own any Agency RMBS as of March 31, 2014.

     Other Investment Securities. During the three months ended March 31, 2014, the Company acquired the FMRT Notes with a principal balance of $10.0 million. The fair value of the Company's Other Investment Securities at March 31, 2014 was $11.1 million.

     TBA Securities. During the three months ended March 31, 2014, the Company did not have any exposure to TBA contracts to purchase or sell Agency RMBS.

     Financing and Other Liabilities. As of March 31, 2014, the Company had the Loan Repurchase Facility outstanding totaling $297.4 million, which was used to finance mortgage loans. The Loan Repurchase Facility is secured by a portion of the Company's mortgage loan portfolio and bears interest at a rate that has historically moved in close relationship to LIBOR. On March 27, 2014, the Company entered into an amendment of the Loan Repurchase Facility providing it with an additional $75 million of uncommitted borrowing capacity. As of March 31, 2014, the Company’s total borrowing capacity is $325.0 million. As of March 31, 2014, the Company also had 49 securities repurchase agreements outstanding with four counterparties totaling $159.2 million, which was used to finance investments in non-Agency RMBS and Other Investment Securities. These agreements are secured by cash collateral and a portion of the Company's non-Agency RMBS and Other Investment Securities and bear interest at rates that have historically moved in close relationship to LIBOR. As of March 31, 2014, the Company had Exchangeable Senior Notes outstanding totaling $57.5 million of aggregate principal balance. As of March 31, 2014, the Company was fully invested in its target assets contemplated by its long term business plan. However, for a portion of the three months ended March 31, 2014, the Company was not fully invested in its long-term target assets.

     The following table presents certain information regarding the Company's Loan Repurchase Facility as of March 31, 2014, by remaining maturity and collateral type:

	Mortgage loans
		Weighted
	Balance	Average Rate
Loan Repurchase Facility borrowings maturing within
31-60 days	$297,401,891	2.90%
Total/weighted average	$297,401,891	2.90%

     The following table presents certain information regarding the Company's securities repurchase agreements as of March 31, 2014 by remaining maturity:

	Non-Agency RMBS		Other Investment Securities
		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate
Repurchase agreements maturing within
30 days or less	$125,330,562	1.89%	$7,560,000	1.90%
31-60 days	6,104,000	1.84	—	—
61-90 days	20,186,000	1.83	—	—
Greater than 90 days	—	—	—	—
Total/weighted average	$151,620,562	1.88%	$7,560,000	1.90%

Derivative Instruments

     As of March 31, 2014, the Company had outstanding interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of its repurchase agreements. These interest rate swap agreements provide for the Company to pay fixed interest rates and receive floating interest rates indexed to LIBOR. The swap agreements effectively fixed the floating interest rates on $17.2 million of borrowings under the Company's repurchase agreements at March 31, 2014. At March 31, 2014, the Company also had an interest rate swaption agreement outstanding which gives the Company the right, but not the obligation, to enter into a previously agreed upon swap contract on a future date. If exercised the Company will enter into an interest rate swap agreement and is obligated to pay a fixed rate of interest and receive a floating rate of interest.

     The following table presents information about the Company's interest rate swap agreements as of March 31, 2014:

			Weighted	Weighted
		Weighted	Average	Average
	Notional	Average Pay	Receive	Years to
Maturity	Amount	Rate	Rate	Maturity
2023	$17,200,000	2.72%	0.24%	9.3
Total/Weighted average	$17,200,000	2.72%	0.24%	9.3

     The following table presents information about the Company's interest rate swaption agreement as of March 31, 2014:

	Notional		Swap
Swaption Expiration	Amount	Strike Rate	Maturity
2015	$225,000,000	3.64%	2025

     The following analysis focuses on the results generated during the three months ended March 31, 2014 and March 31, 2013.

Net Interest Income

     For the three months ended March 31, 2014, the Company's interest income was $9.5 million as compared with $3.4 million for the three months ended March 31, 2013. The increase in interest income was mainly due to the deployment of capital raised in the Company's February 2013 IPO and November 2013 issuance of the Exchangeable Senior Notes, which is now primarily allocated to whole loans. This allocation to whole loans increased interest income by $5.6 million. Other factors contributing to the increase in interest income included increases in the average RMBS portfolio yield and the purchase of Other Investment Securities, which increased interest income by $1.0 million and $0.1 million, respectively. These increases were partially offset by a decrease in the Company's average RMBS portfolio balance which decreased interest income by $0.6 million. For the three months ended March 31, 2014 the Company's interest expense was $3.9 million as compared to $0.5 million for the three months ended March 31, 2013. The increase in interest expense was due to an increase in borrowings from the Loan Repurchase Facility, securities repurchase agreements used to finance the Company's RMBS portfolio and the issuance of the Exchangeable Senior Notes.

     As of March 31, 2014, the weighted average net interest spread between the yield on the Company's assets and the cost of funds, including the impact of interest rate hedging, was 3.97% for the Company's mortgage loans and 4.82% for the Company's non-Agency RMBS and Other Investment Securities. As of March 31, 2013, the weighted average net interest spread between the yield on the Company's assets and the cost of funds, including the impact of interest rate hedging, was 1.58% for the Company's Agency RMBS and 3.97% for the Company's non-Agency RMBS.

     The Company's net interest income is also impacted by prepayment speeds, as measured by the weighted average Constant Prepayment Rate ("CPR") on its assets. The three-month average and the six-month average CPR for the period ended March 31, 2014 were 12.3% and 14.2%, respectively, for the Company's non-Agency RMBS. The Company held no Agency RMBS at March 31, 2014. The three-month average and the six-month average CPR for the period ended March 31, 2013 of the Company's Agency RMBS were 5.2% and 7.3%, respectively, and were 16.7% and 18.2%, respectively, for the Company's non-Agency RMBS. The non-Agency RMBS CPR includes both voluntary and involuntary amounts. The three-month average and the six-month average CPR for the period ended March 31, 2014 were 2.14% and 3.25%, respectively, for the Company’s mortgage loans.

Expenses

     Professional Fees. For the three months ended March 31, 2014, the Company incurred professional fees of $1.8 million as compared to $1.3 million for the three months ended March 31, 2013 (primarily related to legal fees, audit fees and consulting fees). The increase in professional fees was primarily due to procedures performed by the independent auditors for the 2013 annual financial statements audit and additional legal and accounting expenses related to the Company's registration statement filings on Form S-3.

     Advisory Fee Expense (Related Party). Pursuant to the terms of the Investment Advisory Agreement, the Company incurred advisory fee expense of $0.7 million for the three months ended March 31, 2014, as compared to $0.5 million for the three months ended March 31, 2013. The increase in advisory fee expense over these periods was due to an increase in stockholders' equity resulting from the Company's February 2013 IPO.

     General and Administrative Expenses. For the three months ended March 31, 2014, general and administrative expenses were $1.2 million as compared to $0.4 million for the three months ended March 31, 2013. The increase in general and administrative expenses was primarily attributable to due diligence costs and professional fees related to the Company's evaluation of a potential acquisition.

     Loan Servicing Fees. For the three months ended March 31, 2014, loan servicing fees were $0.4 million. The increase in loan servicing fees was due to the acquisition of whole loans as the Company executed on its investment strategy. There were no loan servicing fees for the three months ended March 31, 2013.

Realized and Change in Unrealized Gain or Loss

     The following amounts related to realized gains and losses, as well as changes in estimated fair value of the Company's mortgage loan portfolio, RMBS portfolio, Other Investment Securities and derivative instruments are included in the Company's unaudited consolidated statements of operations.

	Three Months Ended
	March 31, 2014	March 31, 2013
Change in unrealized gain or loss on mortgage loans	$689,604	$(28,906)
Change in unrealized gain or loss on real estate securities	2,736,058	903,277
Change in unrealized gain or loss on other investment securities	370,764	—
Realized gain on mortgage loans	230,737	—
Realized gain on real estate securities	73,619	—
Loss/(gain) on derivative instruments	(3,108,681)	281,144
Total other gains/(losses)	$992,101	$1,155,515

     The Company's interest rate swap agreements and interest rate swaption agreement have not been designated as hedging instruments.

     The Company recorded the change in estimated fair value related to an interest rate swaption agreement held during the three months ended March 31, 2014, interest rate swaps held during the three months ended March 31, 2014 and March 31, 2013 and TBAs held during the three months ended March 31, 2013 in earnings as (loss)/gain on derivative instruments. Included in (loss)/gain on derivative instruments are the net interest rate swap payments and net TBA payments for the derivative instruments.

     The Company has elected to record the change in estimated fair value related to its mortgage loans, RMBS and Other Investment Securities in earnings by electing the fair value option.

Factors Impacting Operating Results

     The Company held a diversified portfolio of mortgage loans with a fair value of $415.6 million, RMBS assets with a fair value of $231.8 million and Other Investment Securities with a fair value of $11.1 as of March 31, 2014, and mortgage loans with a fair value of $331.8 million and RMBS assets with a fair value of $226.2 million as of December 31, 2013. In addition, the Company is in negotiations with counterparties and anticipates having additional available borrowing capacity from which it expects to be able to acquire additional assets. The Company's operating results will be impacted by the Company's actual available borrowing capacity.

     The Company expects that the results of its operations will also be affected by a number of other factors, including the level of its net interest income, the fair value of its assets and the supply of, and demand for, the target assets in which it may invest. The Company's net interest income, which includes the amortization of purchase premiums and accretion of purchase discounts, varies, primarily as a result of changes in market interest rates and prepayment speeds, as measured by CPR on the Company's target assets. Interest rates and prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. The Company's operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans are held directly by the Company or included in its non-Agency RMBS or Other Investment Securities or in other assets it may originate or acquire in the future.

Changes in Fair Value of the Company's Assets

     The Company's mortgage loans, RMBS and Other Investment Securities are carried at fair value and future mortgage-related assets may also be carried at fair value. Accordingly, changes in the fair value of the Company's assets may impact the results of its operations for the period in which such change in value occurs. The expectation of changes in real estate prices is a major determinant of the value of mortgage loans and, therefore, of RMBS and Other Investment Securities. This factor is beyond the Company's control.

Changes in Market Interest Rates

     With respect to the Company's business operations, increases in interest rates, in general, may, over time, cause: (i) the interest expense associated with the Company's borrowings to increase; (ii) the value of its fixed-rate portfolio to decline; (iii) coupons on its ARMs and hybrid ARMs (including RMBS secured by such collateral) and on its residential mortgage loans and other floating rate securities to reset, although on a delayed basis, to higher interest rates; (iv) prepayments on its residential mortgage loans and RMBS to slow, thereby slowing the amortization of the Company's purchase premiums and the accretion of its purchase discounts and (v) the value of its interest rate swap agreements to increase.

     Conversely, decreases in interest rates, in general, may, over time, cause: (i) prepayments on the Company's residential mortgage loans and RMBS to increase, thereby accelerating the amortization of its purchase premiums and the accretion of its purchase discounts; (ii) the interest expense associated with its borrowings to decrease; (iii) the value of its fixed-rate portfolio to increase; (iv) the value of its interest rate swap agreements to decrease and (v) coupons on its ARMs and hybrid ARMs (including RMBS secured by such collateral) and on its residential mortgage loans and other floating rate securities to reset, although on a delayed basis, to lower interest rates. As of March 31, 2014 and December 31, 2013, 47.1% and 46.1% of the Company's performing mortgage loan portfolio, respectively, as measured by fair value consisted of mortgage loans with a variable interest rate component, including ARMs and hybrid ARMs. As of March 31, 2014 and December 31, 2013, 22.7% and 23.3% of the Company's RMBS assets, respectively, as measured by fair value, consisted of RMBS assets with a variable interest rate component, including ARMs and hybrid ARMs. Additionally, as of March 31, 2014, 100% of the Company's Other Investment Securities, as measured by fair value, consisted of FMRT Notes with a variable interest rate component.

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

Credit Risk

     The Company is subject to credit risk in connection with its investments. Although the Company does not expect to encounter credit risk in its Agency RMBS, it does expect to encounter credit risk related to its non-Agency RMBS, mortgage loans and other target assets, including assets it may originate or acquire in the future. Increases in defaults and delinquencies will adversely impact the Company's operating results, while declines in rates of default and delinquencies may improve the Company's operating results from this aspect of its business. The Company is subject to counterparty risk under the FMRT Notes if Fannie Mae is unable to perform its obligations under the FMRT Notes.

     A large portion of the mortgage loans that the Company acquired were current in their payment status at the time of acquisition. The Company calculates delinquency roll rates for its mortgage loan portfolio which represent the percentage of loans, as measured by unpaid principal balance, that were in current payment status in the prior month but became delinquent in the measured month. The Company’s delinquency roll rates have generally outperformed its model projections from late 2013 when the whole loan portfolio achieved scale through March 31, 2014.

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

Critical Accounting Policies and Use of Estimates

     See "Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies" included in Item 1, "Financial Statement" included in this quarterly report on Form 10-Q for the Company's Critical Accounting Policies and Use of Estimates.

Liquidity and Capital Resources

     Liquidity is a measure of the Company's ability to turn non-cash assets into cash and to meet potential cash requirements. The Company uses significant cash to purchase assets, pay dividends, repay principal and interest on its borrowings, fund its operations and meet other general business needs. The Company's primary sources of liquidity are its existing cash balances, borrowings under the Loan Repurchase Facility and under its securities repurchase agreements, the net proceeds from offerings of equity and debt securities and notes issued by the Operating Partnership and net cash provided by operating activities, private funding sources, including other borrowings structured as repurchase agreements, securitizations, term financings and derivative agreements, and future issuances of common equity, preferred equity, convertible securities, exchangeable notes, trust preferred and/or debt securities. The Company does not currently have any committed borrowing capacity, other than pursuant to the Loan Repurchase Facility and securities repurchase agreements discussed below.

     The borrowings the Company used to fund the purchase of its portfolio totaled approximately $512.9 million, as of March 31, 2014 under the Loan Repurchase Facility, master securities repurchase agreements with four counterparties and the Exchangeable Senior Notes. The Company is also in discussions with other financial institutions to provide it with additional borrowing capacity under various agreements including repurchase agreements and other types of financing arrangements.

     As of March 31, 2014, the Company had a total of $415.3 million in fair value of trust certificates representing interests in residential mortgage loans (the "Trust Certificates") pledged against its borrowings under the Loan Repurchase Facility and $201.5 million in fair value of RMBS and $11.1 million of Other Investment Securities pledged against its securities repurchase agreement borrowings.

     Under the Loan Repurchase Facility and securities repurchase agreements, the Company may be required to pledge additional assets to its counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. Generally, the Company's Loan Repurchase Facility and securities repurchase agreements contain a LIBOR-based financing rate, term and haircuts depending on the types of collateral and the counterparties involved. Further, as of March 31, 2014, the range of haircut provisions associated with the Company's repurchase agreements was between 27% and 28% for pledged Trust Certificates and was between 15% and 40% for pledged non-Agency RMBS and Other Investment Securities.

     If the estimated fair value of the assets increases due to changes in market interest rates or market factors, lenders may release collateral back to the Company. Specifically, margin calls may result from a decline in the value of the investments securing the Company's Loan Repurchase Facility and securities repurchase agreements, prepayments on the mortgages securing such investments and from changes in the estimated fair value of such investments generally due to principal reduction of such investments from scheduled amortization and resulting from changes in market interest rates and other market factors. Counterparties also may choose to increase haircuts based on credit evaluations of the Company and/or the performance of the assets in question. Historically disruptions in the financial and credit markets have resulted in increased volatility in these levels, and this volatility could persist as market conditions continue to change rapidly. Should prepayment speeds on the mortgages underlying the Company's investments or market interest rates suddenly increase, margin calls on the Company's Loan Repurchase Facility and securities repurchase agreements could result, causing an adverse change in its liquidity position. To date, the Company has satisfied all of its margin calls and has never sold assets in response to any margin call under these borrowings.

     The Loan Repurchase Facility is committed for a period of 364 days from its May 30, 2013 inception. The obligations under this facility are fully guaranteed by the Company. On March 27, 2014, the Company entered into an amendment of the Loan Repurchase Facility providing it with an additional $75 million of uncommitted borrowing capacity. The Company is in discussions with the lender and expects to renew the Loan Repurchase Facility for an additional 364 day commitment period prior to the expiration of the initial commitment period. However, the renewal is subject to the finalization of definitive agreements and there can be no assurance that the renewal will occur.

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

     As of March 31, 2014, the Company had a leverage ratio of 2.90x.

     The Company maintains certain assets, which, from time to time, may include cash, unpledged mortgage loans, non-Agency RMBS and Other Investment Securities (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by the Company's counterparties (collectively, the "Cushion") to meet routine margin calls and protect against unforeseen reductions in the Company's borrowing capabilities. The Company's ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of its securities, its cash position and margin requirements. The Company's cash position fluctuates based on the timing of its operating, investing and financing activities and is managed based on the Company's anticipated cash needs. As of March 31, 2014, the Company had a Cushion of $55.2 million in addition to certain reserves held with respect to the Loan Repurchase Facility.

     As of March 31, 2014, the Company had a total of $5.9 million of restricted cash pledged against its interest rate swaps, swaption and repurchase agreements.

     On November 25, 2013, the Operating Partnership issued the Exchangeable Senior Notes, which may be exchanged for shares of the Company's common stock or, to the extent necessary to satisfy NYSE listing requirements, cash, at the applicable exchange rate at any time prior to the close of business on the scheduled trading day prior to the maturity date. The Company may not elect to issue shares of common stock upon exchange of the Exchangeable Senior Notes to the extent such election would result in the issuance of 20% or more of the common stock outstanding immediately prior to the issuance of the Exchangeable Senior Notes (or more than 1,779,560 shares of common stock) until the Company receives stockholder approval for issuances above this threshold. The initial exchange rate for each $1,000 aggregate principal amount of the Exchangeable Senior Notes was 52.5417 shares of common stock, equivalent to an exchange price of approximately $19.03 per share, representing an approximately 15% premium to the last reported sale price of the common stock on November 19, 2013 (the date of the initial sale of the Exchangeable Senior Notes), which was $16.55 per share. The exchange rate will be subject to adjustment for certain events, including for regular quarterly dividends in excess of $0.50 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the exchange rate will be increased but will in no event exceed 60.4229 shares of common stock per $1,000 principal amount of 2016 Exchangeable Notes. The exchange rate was adjusted on December 27, 2013 to 54.3103 shares of common stock per $1,000 principal amount of Exchangeable Senior Notes pursuant to the Company's special dividend of $0.55 per common share and OP unit declared on December 19, 2013. Pursuant to a registration rights agreement, the Company agreed to file with the SEC within 120 days from the issue date, and to use its commercially reasonable efforts to cause to become effective within 180 days, a shelf registration statement with respect to the resales of the Company's common stock that may be issued upon exchange of the Exchangeable Senior Notes. The Company filed this shelf registration statement with the SEC on March 14, 2014. If the Company fails to comply with certain of its obligations under the registration rights agreement, the Company will be required to pay liquidated damages to holders of the Exchangeable Senior Notes. The Company will increase the exchange rate by 3% for holders that exchange the Exchangeable Senior Notes when there exists a registration default with respect to shares of the Company's common stock. For additional information related to the Exchangeable Senior Notes, see "Notes to Consolidated Financial Statements—8.0% Exchangeable Senior Notes due 2016".

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

Cash Provided by Operating Activities

     The Company's operating activities provided net cash of $1.7 million and $0.1 million for the three months ended March 31, 2014 and March 31, 2013, respectively. The cash provided by operating activities is primarily a result of income earned on the Company's assets, partially offset by interest expense on the Company's borrowings and operating expenses.

Cash Used in Investing Activities

     The Company's investing activities used net cash of $102.1 million for the three months ended March 31, 2014 by purchasing $84.8 million of mortgage loans, $11.7 million of RMBS, $10.7 million of Other Investment Securities and paying a premium of $4.8 million for an interest rate swaption and increasing restricted cash by $3.7 million in connection with interest rate swaps, swaption and securities repurchase agreements, which was offset by $3.5 million of principal repayments on mortgage loans, $8.0 million of principal repayments on real estate securities and $2.1 million of proceeds from the sale of real estate securities.

     The Company's investing activities used net cash of $299.4 million for the three months ended March 31, 2013 by purchasing $296.7 million of RMBS (net of changes in amounts payable for real estate securities purchased) and $10.8 million of mortgage loans and increasing restricted cash by $6.1 million in connection with swap and repurchase agreements, which was offset by $7.4 million of principal repayments on real estate securities and $6.8 million of proceeds from the sale of real estate securities (net of changes in amounts receivable for real estate securities sold).

Cash Provided by Financing Activities

     The Company's financing activities provided cash of $73.5 million for the three months ended March 31, 2014, which was a result of net borrowings from the Loan Repurchase Facility of $61.3 million, borrowings from securities repurchase agreements of $29.6 million, offset by repayments of securities repurchase agreements of $9.0 million and the payment of dividends and distributions on common stock and OP units of $8.5 million.

     The Company's financing activities provided cash of $293.1 million for the three months ended March 31, 2013, which was a result of net proceeds from the issuance of common stock of $118.9 million and borrowings from securities repurchase agreements of $222.3 million, offset by repayments of securities repurchase agreements of $42.8 million, repurchases of common stock of $5.1 million and $0.2 million in redemption of preferred stock.

Contractual Obligations

     The Company has entered into an Investment Advisory Agreement with the Advisor. The Advisor is entitled to receive a quarterly advisory fee and the reimbursement of certain expenses; however, these obligations do not have fixed and determinable payments.

     The following table presents contractual obligations and commitments as of March 31, 2014, as discussed above under "Liquidity and Capital Resources":

		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
	(dollars in thousands)
Loan repurchase facility	$297,402	$297,402	$—	$—	$—
Interest on loan repurchase facility(1)	846	846	—	—	—
Repurchase agreements	159,181	159,181	—	—	—
Interest on securities repurchase agreements(1)	430	430	—	—	—
Exchangeable Senior Notes	57,500	—	57,500	—	—
Interest on Exchangeable Senior Notes	13,685	4,485	9,200	—	—

Total	$529,044	$462,344	$66,700	$—	$—
____________________

(1)	Interest is calculated based on the interest rate in effect at March 31, 2014 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

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

Non-GAAP Financial Measures

     Core Earnings is a non-GAAP measure that the Company defines as GAAP net income, excluding changes in unrealized gains or losses on mortgage loans, real estate securities and other investment securities, realized gains or losses on mortgage loans, and real estate securities, gains or losses on derivative instruments, and certain non-recurring adjustments.

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

     The following table reconciles net income computed in accordance with GAAP to Core Earnings:

	Three Months Ended March 31,
	2014	2013
Net income – GAAP	$2,482,859	$1,973,695
Recurring adjustments for non-core earnings:
Change in unrealized gain or loss on mortgage loans	(689,604)	28,906
Change in unrealized gain or loss on real estate securities	(2,736,058)	(903,277)
Change in unrealized gain or loss on other investment securities	(370,764)	—
Realized (gain) on mortgage loans	(230,737)	—
Realized (gain) on real estate securities	(73,619)	—
Loss/(gain) on derivative instruments	3,108,681	(281,144)
Core Earnings – non-GAAP	$1,490,758	$818,180
Core Earnings – per weighted average share outstanding – non-GAAP	$0.17	$0.13

Subsequent Events

     None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

     The borrowings the Company used to fund the purchase of its portfolio included approximately $456.6 million as of March 31, 2014 under master securities repurchase agreements with four counterparties and under the Loan Repurchase Facility. The Company is also in discussions with other financial institutions to provide it with additional borrowing capacity under various agreements including repurchase agreements and other types of financing arrangements. At March 31, 2014, the Company also had interest rate swaps with an outstanding notional amount of $17.2 million, resulting in variable rate debt of $439.4 million. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $439.4 million in variable rate debt by $0.5 million. Such hypothetical impact of interest rates on the Company's variable rate debt does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, the Company may take actions to further mitigate its exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company's financial structure.

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

Counterparty Risk

     The Company finances the acquisition of a significant portion of its residential mortgage loans, RMBS and Other Investment Securities with repurchase agreements. In connection with these financing arrangements, the Company pledges its residential mortgage loans and securities as collateral to secure the borrowings. The amount of collateral pledged will typically exceed the amount of the borrowings (i.e., the haircut) such that the borrowings will be over-collateralized. As a result, the Company is exposed to the counterparty if, during the term of the repurchase agreement financing, a lender should default on its obligation and the Company is not able to recover its pledged assets. The amount of this exposure is the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to the lender including accrued interest receivable on such collateral.

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

     The following table summarizes the Company's exposure to its repurchase agreements and derivative counterparties at March 31, 2014:

		Repurchase	Swaps &		Exposure as
	Number of	Agreement	Swaption at		Percent of
	Counterparties	Borrowings(1)	Fair Value	Exposure(2)	Total Assets
	(dollars in thousands)
North America:
U.S.	1	$303,610	$—	$120,494	17.3%
Canada(3)	1	53,556	—	18,695	2.7%
	2	357,166	—	139,189	20.0%
Europe:(3)
United Kingdom	1	46,605	2,236	23,575	3.4%
Switzerland	1	53,129	—	16,309	2.3%
	2	99,734	2,236	39,884	5.7%
Total Counterparty Exposure	4	$456,900	$2,236	$179,073	25.7%
____________________

(1)	Includes accrued interest payable.
(2)	The exposure reflects the difference between (a) the amount loaned to us through repurchase agreements, including interest payable, plus the derivative liability and (b) the cash and the fair value of the securities pledged by us as collateral, including accrued interest receivable on such securities, plus derivative assets.
(3)	Includes foreign based counterparties as well as U.S. domiciled subsidiaries of such counterparties, as such transactions are generally entered into with a U.S. domiciled subsidiary of such counterparties.

     The following table presents information with respect to any counterparty for repurchase agreements for which the Company had greater than 5% of stockholders' equity at risk in the aggregate at March 31, 2014:

			Weighted
			Average Months
			to Maturity for	Percent of
	Counterparty		Repurchase	Stockholders'
Counterparty	Rating(1)	Amount of Risk(2)	Agreements	Equity
	(dollars in thousands)
Citigroup Inc.(3)	A/A2	$120,494	2	68.2%
Barclays PLC(4)	A/A2	$23,575	<1	13.3%
RBC Capital Markets, LLC	AA-/A2	$18,695	2	10.6%
Credit Suisse Securities (USA), LLC	A/A2(5)	$16,309	<1	9.2%
____________________

(1)	The counterparty rating presented is the long-term issuer credit rating as rated at March 31, 2014 by S&P and Moody's, respectively.
(2)	The amount at risk reflects the difference between (a) the amount loaned to us through repurchase agreements, including interest payable, plus the net unrealized gain on swaps including collateral pledged and (b) the cash and the fair value of the securities pledged by us as collateral, including accrued interest receivable on such securities.
(3)	Includes amounts at risk with Citibank, N.A. and Citigroup Global Markets Inc. Counterparty rating is for Citibank, N.A. which represents $117.8 million of the total exposure. The remaining exposure is to Citigroup Global Markets Inc. which was rated A/Baa2 by S&P and Moody's, respectively as of March 31, 2014.
(4)	Includes amounts at risk with Barclays Capital Inc. and Barclays Bank PLC. Total exposure to Barclays Capital Inc. is $18.5 million. The S&P and Moody’s counterparty ratings included in the table are for Barclays Capital Inc. and Barclays PLC, respectively. The remaining exposure is to Barclays Bank PLC which was rated A/A2 by S&P and Moody's, respectively as of March 31, 2014.
(5)	Counterparty rating for Credit Suisse Group AG.

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

     The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2014. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

     There have been no changes in the Company's "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2014 that have materially affected, or was reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2014, the Company was not involved in any legal proceedings.

Item 1A. Risk Factors

     There have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Company's combined Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Mine Safety Disclosures

     Not applicable.

Item 5. Other Information

     None.

Item 6. Exhibits

(a) Exhibits Files

Exhibit No.	Description
3.1*	Articles of Amendment and Restatement of ZAIS Financial Corp., incorporated by reference to Exhibit 3.1 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

3.2*	Articles Supplementary of ZAIS Financial Corp., incorporated by reference to Exhibit 3.2 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

3.3*	Bylaws of ZAIS Financial Corp., incorporated by reference to Exhibit 3.3 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

4.1*	Specimen Common Stock Certificate of ZAIS Financial Corp., incorporated by reference to Exhibit 4.1 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

10.1*	Agreement of Limited Partnership, dated as of July 29, 2011, of ZAIS Financial Partners, L.P., as amended on August 3, 2011, October 11, 2012, and December 13, 2012, incorporated by reference to Exhibit 10.2 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

10.2*	Amendment to Agreement of Limited Partnership, dated as of February 13, 2013, of ZAIS Financial Partners, L.P., incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-K, filed March 28, 2013.

10.3	Trade Confirmation, dated March 27, 2014, pursuant to a Master Mortgage Loan Sale Agreement (the "MMLSA"), dated as of May 31, 2013, between Citigroup Global Markets Realty Corp. and ZFC Trust.

10.4	Amendment Number One, dated March 27, 2014, to the Pricing Side Letter, dated as of May 30, 2013, between Citibank, N.A. and ZFC Trust.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.1	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Scheme Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document
____________________

*	Previously filed
**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAIS FINANCIAL CORP.

Date: May 13, 2014

	By:	/s/ Michael Szymanski
Michael Szymanski
Chief Executive Officer and President

	By:	/s/ Paul McDade
Paul McDade
Chief Financial Officer and Treasurer