Form 10-Q
period 2014-06-30
ZAIS Financial Corp.
filed 2014-08-12
CIK 1527590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
Commission File Number: 001-35808

ZAIS FINANCIAL CORP.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	90-0729143 (IRS Employer Identification No.)

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

       The Company has 7,970,886 shares of common stock, par value $0.0001 per share, outstanding as of August 11, 2014.

ZAIS FINANCIAL CORP.
FORM 10-Q TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION		1
Item 1. Financial Statements		1
Item 1A. Forward-Looking Statements		31
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations		33
Item 3. Quantitative and Qualitative Disclosures About Market Risk		47
Item 4. Controls and Procedures		50
PART II. OTHER INFORMATION		51
Item 1. Legal Proceedings		51
Item 1A. Risk Factors		51
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		51
Item 3. Defaults Upon Senior Securities		51
Item 4. Mine Safety Disclosures		51
Item 5. Other Information		51
Item 6. Exhibits		51
SIGNATURES		S-1

EXHIBITS

Exhibit 10.3	Amendment Number One, dated May 23, 2014, to the Master Loan Repurchase Agreement dated as of May 30, 2013 among ZFC Trust and Citibank, N.A.	Exh. 10.3-1
Exhibit 31.1 Certifications		Exh. 31.1-1
Exhibit 31.2 Certifications		Exh. 31.2-1
Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 10 U.S.C. Section 1350		Exh. 32.1-1
Exhibit 32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 10 U.S.C. Section 1350		Exh. 32.2-1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZAIS Financial Corp. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2014
	(unaudited)	December 31, 2013
	(Expressed in United States Dollars)
Assets
Cash	$27,619,043	$57,060,806
Restricted cash	8,144,052	2,128,236
Mortgage loans, at fair value - $433,299,627 and $331,522,165 pledged as collateral,
respectively	433,553,720	331,785,542
Real estate securities, at fair value - $197,404,343 and $183,722,511 pledged as collateral,
respectively	227,293,536	226,155,221
Other investment securities, at fair value, $12,034,003 and $0 pledged as collateral,
respectively	12,034,003	—
Derivative assets, at fair value	368,136	284,454
Other assets	4,148,627	2,666,799
Total assets	$713,161,117	$620,081,058
Liabilities
Loan repurchase facility	$293,609,481	$236,058,976
Securities repurchase agreements	156,343,944	138,591,678
Exchangeable Senior Notes	54,995,215	54,539,051
Derivative liabilities, at fair value	1,550,129	1,471,607
Dividends and distributions payable	3,559,120	8,452,910
Accounts payable and other liabilities	2,547,654	1,828,947
Accrued interest payable	1,550,258	1,369,327
Total liabilities	514,155,801	442,312,496
Commitments and Contingencies (Note 14)
Stockholders' equity
12.5% Series A cumulative non-voting preferred stock, $0.0001 par value; 50,000,000 shares
authorized; zero shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 7,970,886 shares issued
and outstanding	798	798
Additional paid-in capital	164,207,617	164,207,617
Retained earnings (accumulated deficit)	14,062,821	(4,958,607)
Total ZAIS Financial Corp. stockholders' equity	178,271,236	159,249,808
Non-controlling interests in operating partnership	20,734,080	18,518,754
Total stockholders' equity	199,005,316	177,768,562
Total liabilities and stockholders' equity	$713,161,117	$620,081,058

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Expressed in United States Dollars)
Interest income
Mortgage loans	$6,819,954	$903,953	$12,469,507	$932,859
Real estate securities	3,832,576	5,031,558	7,573,191	8,438,685
Other investment securities	178,690	—	281,555	—
Total interest income	10,831,220	5,935,511	20,324,253	9,371,544
Interest expense
Loan repurchase facility	2,260,080	289,296	4,090,987	289,296
Securities repurchase agreements	737,290	867,484	1,397,692	1,381,519
Exchangeable senior notes	1,419,015	—	2,831,658	—
Total interest expense	4,416,385	1,156,780	8,320,337	1,670,815
Net interest income	6,414,835	4,778,731	12,003,916	7,700,729
Other gains/(losses)
Change in unrealized gain or loss on mortgage loans	21,960,921	1,596,197	22,650,525	1,567,291
Change in unrealized gain or loss on real estate securities	1,548,195	(15,642,642)	4,284,253	(14,739,365)
Change in unrealized gain or loss on other investment securities	905,862	—	1,276,626	—
Realized gain on mortgage loans	176,667	66,244	407,404	66,244
Realized gain/(loss) on real estate securities	—	(246,055)	73,619	(246,055)
(Loss)/gain on derivative instruments	(1,902,949)	3,698,381	(5,011,630)	3,979,525
Total other gains/(losses)	22,688,696	(10,527,875)	23,680,797	(9,372,360)
Expenses
Professional fees	939,744	231,389	2,751,595	1,492,573
Advisory fee - related party	710,563	704,687	1,413,318	1,193,072
Loan servicing fees	600,747	114,534	972,879	114,534
General and administrative expenses	980,342	769,123	2,191,927	1,123,372
Total expenses	3,231,396	1,819,733	7,329,719	3,923,551
Net income/(loss)	25,872,135	(7,568,877)	28,354,994	(5,595,182)
Net income/(loss) allocated to non-controlling interests	2,698,204	(788,476)	2,956,858	(489,382)
Preferred dividends	—	—	—	15,379
Net income/(loss) attributable to ZAIS Financial Corp
common stockholders	$23,173,931	$(6,780,401)	$25,398,136	$(5,121,179)
Net income/(loss) per share applicable to common stockholders:
Basic	$2.91	$(0.85)	$3.19	$(0.78)
Diluted	$2.47	$(0.85)	$2.79	$(0.78)
Weighted average number of shares of common stock:
Basic	7,970,886	7,970,886	7,970,886	6,564,284
Diluted	10,677,360	8,897,800	10,677,360	7,491,198

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity

						Retained	Total ZAIS	Non-Controlling
	Preferred Stock		Common Stock			Earnings /	Financial Corp.	Interests in	Total
	Shares of	Preferred Stock	Shares of	Common Stock	Additional	(Accumulated	Stockholders'	Operating	Stockholders'
	Preferred Stock	at Par	Common Stock	at Par	Paid-in Capital	Deficit)	Equity	Partnership	Equity
				(Expressed in United States Dollars)
Balance at December 31, 2012	133	$—	2,071,096	$207	$39,759,770	$5,281,941	$45,041,918	$20,098,877	$65,140,795
Reversal of common stock repurchase liability	—	—	249,790	25	5,440,150	—	5,440,175	—	5,440,175
Repurchase of preferred shares	(133)	—	—	—	(133,000)	—	(133,000)	—	(133,000)
Net proceeds from initial public offering	—	—	5,650,000	566	118,861,934	—	118,862,500	—	118,862,500
Equity raise payments	—	—	—	—	(216,658)	—	(216,658)	—	(216,658)
Distributions on OP units	—	—	—	—	—	—	—	(1,965,060)	(1,965,060)
Dividends on common stock	—	—	—	—	—	(16,898,276)	(16,898,276)	—	(16,898,276)
Rebalancing of ownership percentage between the
Company and operating partnership	—	—	—	—	495,421	—	495,421	(495,421)	—
Net income	—	—	—	—	—	6,657,728	6,657,728	880,358	7,538,086
Balance at December 31, 2013	—	—	7,970,886	798	164,207,617	(4,958,607)	159,249,808	18,518,754	177,768,562
Distributions on OP units	—	—	—	—	—	—	—	(741,532)	(741,532)
Dividends on common stock	—	—	—	—	—	(6,376,708)	(6,376,708)	—	(6,376,708)
Net income	—	—	—	—	—	25,398,136	25,398,136	2,956,858	28,354,994
Balance at June 30, 2014 (unaudited)	—	$—	7,970,886	$798	$164,207,617	$14,062,821	$178,271,236	$20,734,080	$199,005,316

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2014	2013
	(Expressed in United States Dollars)
Cash flows from operating activities
Net income / (loss)	$28,354,994	$(5,595,182)
Adjustments to reconcile net income / (loss) to net cash (used in) / provided by operating activities
Net (accretion)/amortization of (discounts)/premiums related to mortgage loans	(3,423,653)	(259,435)
Net (accretion)/amortization of (discounts)/premiums related to real estate securities	(2,603,804)	(1,566,256)
Net (accretion)/amortization of (discounts)/premiums related to other investment securities	(80,424)	—
Change in unrealized gain or loss on mortgage loans	(22,650,525)	(1,567,291)
Change in unrealized gain or loss on real estate securities	(4,284,253)	14,739,365
Change in unrealized gain or loss on other investment securities	(1,276,626)	—
Realized gain on mortgage loans	(407,404)	(66,244)
Realized (gains) / loss on real estate securities	(73,619)	246,055
Change in unrealized gain or loss on derivative instruments	4,798,590	(3,244,803)
Amortization of Exchangeable Senior Notes discount	456,164	—
Changes in operating assets and liabilities
Increase in other assets	(1,481,828)	(302,375)
Increase in accounts payable and other liabilities	718,707	788,610
Increase in accrued interest payable	180,931	361,927
Net cash (used in) / provided by operating activities	(1,772,750)	3,534,371
Cash flows from investing activities
Acquisitions of mortgage loans	(84,795,975)	(119,758,049)
Proceeds from principal repayments on mortgage loans	9,509,379	867,594
Acquisitions of real estate securities, net of change in payable for real estate
securities purchased	(11,830,958)	(344,623,655)
Proceeds from principal repayments on real estate securities	15,582,121	24,639,160
Proceeds from sales of real estate securities, net of changes in receivable for real
estate securities sold	2,072,198	53,913,098
Acquisitions of other investment securities	(10,676,953)	—
Premium paid for interest rate swaption	(4,803,750)	—
Restricted cash used in investment activities	(6,015,816)	(8,777,793)
Net cash used in investing activities	(90,959,754)	(393,739,645)
Cash flows from financing activities
Proceeds from issuance of common stock, net	—	118,862,500
Payment of common stock repurchase liability	—	(5,750,512)
Net borrowings from loan repurchase facility	57,550,505	89,112,325
Borrowings from securities repurchase agreements	71,542,192	287,941,369
Repayments of securities repurchase agreements	(53,789,926)	(95,524,421)
Dividends on common stock and distributions on OP Units (net of change in
dividends and distributions payable)	(12,012,030)	(1,957,516)
Repurchase of preferred stock including dividend	—	(148,379)
Equity raise payments	—	(216,658)
Net cash provided by financing activities	63,290,741	392,318,708
Net (decrease)/increase in cash	(29,441,763)	2,113,434
Cash
Beginning of period	57,060,806	19,061,110
End of period	$27,619,043	$21,174,544
Supplemental disclosure of cash flow information
Interest paid on loan repurchase facility, securities repurchase agreements and Exchangeable
Senior Notes	$7,607,762	$1,308,888
Taxes paid	$—	$—
Supplemental disclosure of noncash investing and financing activities
Increase in dividends and distributions payable	$3,559,120	$—

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

       The Company is externally managed by ZAIS REIT Management, LLC (the "Advisor"), a subsidiary of ZAIS Group, LLC ("ZAIS"), and has no employees. The Company is the sole general partner of, and conducts substantially all of its business through, ZAIS Financial Partners, L.P., the Company's consolidated operating partnership subsidiary (the "Operating Partnership").

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

Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and all of the wholly owned subsidiaries of the Operating Partnership. The Company, which serves as the sole general partner of and conducts substantially all of its business through the Operating Partnership, holds approximately 89.6% of the operating partnership units ("OP units") in the Operating Partnership at June 30, 2014 and December 31, 2013. The Operating Partnership in turn holds directly or indirectly all of the equity interests in its subsidiaries. All intercompany balances have been eliminated in consolidation.

       Changes in the Company's ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the Company retains its controlling interest in its subsidiary, are accounted for as equity transactions. The carrying amount of the non-controlling interest is adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

       The Company has evaluated its real estate securities investments to determine if each represents a variable interest in a VIE. The Company monitors these investments and analyzes them for potential consolidation. The Company's real estate securities investments represent variable interests in VIEs. At June 30, 2014 and December 31, 2013, no VIEs required consolidation as the Company was not the primary beneficiary of any of these VIEs. At June 30, 2014 and December 31, 2013, the maximum exposure of the Company to VIEs is limited to the fair value of its investments in real estate securities as disclosed in the consolidated balance sheets.

Cash and Cash Equivalents

       The Company considers highly liquid short-term interest bearing instruments with original maturities of three months or less and other instruments readily convertible into cash to be cash equivalents. The Company's deposits with financial institutions may exceed federally insurable limits of $250,000 per institution. The Company mitigates this risk by depositing funds with major financial institutions. At June 30, 2014, the Company's cash was held with two custodians.

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

Other Investment Securities

       Other investment securities are comprised of investments in Fannie Mae's Risk Transfer Notes ("FMRT Notes" or "Other Investment Securities"). The FMRT Notes represent unsecured general obligations of Fannie Mae and are structured to be subject to the performance of a certain pool of residential mortgage loans.

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

        Financial assets and liabilities recorded in the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

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

       At June 30, 2014, approximately 10.7% in unpaid principal balance of the Company's mortgage loans carries mortgage insurance.

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

Derivative Instruments

Interest Rate Swaption Agreements

     An interest rate swaption agreement represents an option that gives the Company the right, but not the obligation, to enter into a previously agreed upon interest rate swap agreement on a future date. If exercised the Company will enter into an interest rate swap agreement and is obligated to pay a fixed rate of interest and receive a floating rate of interest. The Company utilizes proprietary modeling analysis or industry standard third party analytics to support the counterparty valuations received for interest rate swaption agreements. These counterparty valuations are generally based on models with observable market inputs such as interest rates and contractual cash flows, and, as such, are classified as Level 2 on the fair value hierarchy. The Company's interest rate swaption agreements are governed by International Swap and Derivative Association trading agreements, which are separately negotiated agreements with dealer counterparties. At June 30, 2014, no credit valuation adjustment was made in determining the fair value of the derivative.

Interest Rate Swap Agreements

     An interest rate swap is an agreement between the Company and a counterparty to exchange periodic interest payments where one party to the contract makes a fixed rate payment in exchange for a floating rate payment from the other party. The Company utilizes proprietary modeling analysis or industry standard third party analytics to support the counterparty valuations received for interest rate swap agreements. These counterparty valuations are generally based on models with observable market inputs such as interest rates and contractual cash flows, and, as such, are classified as Level 2 on the fair value hierarchy. The Company's interest rate swap agreements are governed by International Swap and Derivative Association trading agreements, which are separately negotiated agreements with dealer counterparties. At June 30, 2014 and December 31, 2013, no credit valuation adjustment was made in determining the fair value of the derivative.

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

     Interest income on the non-Agency RMBS and Other Investment Securities, which were purchased at a discount to par value and/or were rated below AA at the time of purchase, is recognized based on the effective yield method. The effective yield on these securities is based on the projected cash flows from each security, which are estimated based on the Company's observation of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. On a monthly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and credit losses. Therefore, actual maturities of the securities are generally shorter than stated contractual maturities.

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

Loan Repurchase Facility

     The Company finances a portion of its mortgage loan portfolio through the use of repurchase agreements entered into under a master repurchase agreement with Citibank, N.A. ("Citi"), pursuant to which the Company may sell, and later repurchase trust certificates representing interests in residential mortgage loans (the "Trust Certificates") in an aggregate principal amount of up to $325.0 million (the "Loan Repurchase Facility"). The borrowings under the Loan Repurchase Facility are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreement. The borrowings under the Loan Repurchase Facility are recorded on the trade date at the contract amount.

     The Company pledges cash and certain of its Trust Certificates as collateral under the Loan Repurchase Facility. The amounts available to be borrowed are dependent upon the fair value of the Trust Certificates pledged as collateral, which fluctuates with changes in interest rates, type of underlying mortgage loans and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in the fair value of pledged Trust Certificates, the lender may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. At June 30, 2014 and December 31, 2013, the Company has met all margin call requirements.

Securities Repurchase Agreements—Real Estate Securities and Other Investment Securities

     The Company finances a portion of its RMBS portfolio and Other Investment Securities through the use of securities repurchase agreements entered into under master repurchase agreements with four financial institutions at June 30, 2014. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Repurchase agreements are recorded on trade date at the contract amount.

     The Company pledges cash and certain of its RMBS and Other Investment Securities as collateral under these securities repurchase agreements. The amounts available to be borrowed are dependent upon the fair value of the RMBS and Other Investment Securities pledged as collateral, which fluctuates with changes in interest rates, type of securities and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in the fair value of pledged RMBS and Other Investment Securities, the lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. At June 30, 2014 and December 31, 2013, the Company has met all margin call requirements.

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

Interest Rate Swaption Agreements

     The credit support annex provisions of the Company's interest rate swaption agreement allows the parties to mitigate their credit risk by requiring the party which is out of the money to post collateral. At June 30, 2014, all collateral provided under this agreement consisted of cash collateral.

Interest Rate Swap Agreements

     The Company's interest rate swap agreements contain legally enforceable provisions that allow for netting or setting off of all individual interest rate swap receivables and payables with each respective counterparty and, therefore, the fair value of those interest rate swap agreements are netted. The credit support annex provisions of the Company's interest rate swap agreements allow the parties to mitigate their credit risk by requiring the party which is out of the money to post collateral. At June 30, 2014 and December 31, 2013, all collateral provided under these agreements consisted of cash collateral.

TBA Securities

     The Company may, and has in the past, entered into TBA contracts as a means of acquiring exposure to Agency RMBS and may, from time to time, utilize TBA dollar roll transactions to finance Agency RMBS purchases. The Company may also enter into TBA contracts as a means of hedging against short-term changes in interest rates. The Company may choose, prior to settlement, to move the settlement of these securities to a later date by entering into an offsetting position (referred to as a "pair off"), settling the paired off positions against each other for cash, and simultaneously entering into a similar TBA contract for a later settlement date, which is commonly and collectively referred to as a "dollar roll" transaction. At June 30, 2014 and December 31, 2013, the Company did not have any TBA contracts outstanding.

8% Exchangeable Senior Notes Due 2016

     On November 25, 2013, the Operating Partnership issued $57.5 million aggregate principal amount of unsecured 8.00% Exchangeable Senior Notes due 2016 (the "Exchangeable Senior Notes"). The Exchangeable Senior Notes are carried at amortized cost. Interest expense on the Exchangeable Senior Notes is computed using the effective interest method. The conversion features of the Exchangeable Senior Notes are deemed to be an embedded derivative. Accordingly, the Company is required to bifurcate the embedded derivative related to the conversion features of the Exchangeable Senior Notes. The Company recognized the embedded derivative as a liability in its consolidated balance sheets at June 30, 2014 and December 31, 2013, measures it at its estimated fair value and recognizes changes in its estimated fair value in gain/(loss) on derivative instruments in the Company's consolidated statements of operations.

Net Income (Loss) Per Share

     The Company's basic earnings per share ("EPS") is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding OP units and Exchangeable Senior Notes were converted to common stock, where such exercise or conversion would result in a lower EPS. The dilutive effect of OP units is computed assuming all units are converted to common stock. The dilutive effect of the Exchangeable Senior Notes is computed assuming shares converted are limited to 1,779,560 pursuant to New York Stock Exchange ("NYSE") restrictions. The 1,779,560 shares of common stock were included in the calculation of diluted EPS as such inclusion was dilutive for the three and six months ended June 30, 2014.

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

     The Company evaluates uncertain income tax positions when applicable. Based upon its analysis of income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria at either June 30, 2014 or December 31, 2013.

     The Company has elected to treat two of its subsidiaries, ZAIS Funding, Inc. and ZFC Trust TRS I, LLC, as taxable REIT subsidiaries (the "TRS entities"). The Company may perform certain activities through these TRS entities that could adversely impact the Company's REIT qualification if performed other than through a TRS. Earnings from activities conducted through the TRS entities are subject to federal and state income taxes irrespective of the dividends-paid deduction available to REITs for federal income tax purposes. In addition, for the Company to continue to qualify to be taxed as a REIT, the Company's total investment in all TRS entities may not exceed 25% of the value of the total assets of the Company determined for federal income tax purposes.

     For the three months ended June 30, 2014 and June 30, 2013, and the six months ended June 30, 2014 and June 30, 2013, the Company did not have any significant activity in the TRS entities. No provision for federal income taxes has been made in the accompanying consolidated financial statements, as the TRS entities did not generate taxable income for the periods presented.

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

     In June 2014, the FASB issued Accounting Standards Update No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures ("ASU 2014-11") which amends the accounting guidance for repo-to-maturity ("RTM") transactions and repurchase agreements executed as repurchase financings. Under this new accounting guidance, RTMs will be accounted for as secured borrowings rather than sales of an asset, and transfers of financial assets with a contemporaneous repurchase agreement will no longer be evaluated to determine whether they should be accounted for on a combined basis as forward contracts. The new guidance also prescribes additional disclosures particularly on the nature of collateral pledged in repurchase agreements accounted for as secured borrowings. ASU 2014-11 is effective for the first interim or annual reporting periods beginning after December 15, 2014. Adoption of ASU 2014-11 is not expected to have a material effect on the Company's consolidated financial statements.

3. Fair Value

Fair Value Measurement

     Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

     The following table sets forth the Company's financial instruments that were accounted for at fair value on a recurring basis at June 30, 2014, by level within the fair value hierarchy:

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$—	$—	$433,553,720	$433,553,720
Non-Agency RMBS	—	—	227,293,536	227,293,536
Other Investment Securities	—	—	12,034,003	12,034,003
Derivative assets	—	368,136	—	368,136
Total	$—	$368,136	$672,881,259	$673,249,395
Liabilities
Derivative liabilities	$—	$1,550,129	$—	$1,550,129
Total	$—	$1,550,129	$—	$1,550,129

     The following table sets forth the Company's financial instruments that were accounted for at fair value on a recurring basis at December 31, 2013, by level within the fair value hierarchy:

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

     The following table presents additional information about the Company's financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Six Months Ended June 30, 2014			Year Ended December 31, 2013
			Other
	Mortgage		Investment	Mortgage
	Loans	RMBS	Securities	Loans	RMBS
Beginning balance	$331,785,542	$226,155,221	$—	$—	$100,911,651
Total net transfers into/out of Level 3	—	—	—	—	—
Acquisitions	84,795,975	11,830,958	10,676,953	334,162,044	234,397,506
Proceeds from sales	—	(2,072,198)	—	—	(68,190,593)
Net accretion of discounts	3,423,653	2,603,804	80,424	3,059,231	3,727,702
Proceeds from principal repayments	(9,509,379)	(15,582,121)	—	(13,871,059)	(39,338,730)
Total losses (realized/unrealized) included in
earnings	(4,302,177)	(468,061)	—	(6,344,877)	(9,138,009)
Total gains (realized/unrealized) included in
earnings	27,360,106	4,825,933	1,276,626	14,780,203	3,785,694
Ending balance	$433,553,720	$227,293,536	$12,034,003	$331,785,542	$226,155,221

	Six Months Ended June 30, 2014			Year Ended December 31, 2013
Other
	Mortgage		Investment	Mortgage
	Loans	RMBS	Securities	Loans	RMBS
The amount of total gains or (losses) for the
period included in earnings attributable to
the change in unrealized gains or losses
relating to assets or liabilities still held at
the reporting date	$22,695,371	$4,316,518	$1,276,626	$7,136,482	$(2,822,969)

     There were no financial assets or liabilities that were accounted for at fair value on a nonrecurring basis at June 30, 2014 and December 31, 2013. There were no transfers into or out of Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2014.

     The following table presents quantitative information about the Company's mortgage loans which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at	Valuation				Weighted
	June 30, 2014	Technique(s)	Unobservable Input	Min/Max		Average
Mortgage Loans	$433,553,720	Model	Constant voluntary prepayment	1.3%	8.4%	3.8%
			Constant default rate	0.3%	4.3%	2.9%
			Loss severity	6.8%	46.0%	26.0%
			Delinquency	3.2%	12.8%	10.4%

     The following table presents quantitative information about the Company's real estate securities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at	Valuation				Weighted
	June 30, 2014	Technique(s)	Unobservable Input	Min/Max		Average
Non-Agency RMBS(1)
Alternative – A	$87,957,373	Broker quotes/	Constant voluntary prepayment	1.2%	27.1%	12.2%
		comparable trades	Constant default rate	0.1%	15.6%	3.1%
			Loss severity	0.0%	93.6%	26.1%
			Delinquency	1.2%	28.0%	10.3%
Pay option adjustable rate	27,446,408	Broker quotes/	Constant voluntary prepayment	1.4%	19.7%	9.1%
		comparable trades	Constant default rate	2.0%	9.2%	4.6%
			Loss severity	0.1%	63.1%	42.0%
			Delinquency	7.4%	32.6%	15.9%
Prime	93,817,617	Broker quotes/	Constant voluntary prepayment	2.1%	17.6%	9.4%
		comparable trades	Constant default rate	0.1%	8.3%	4.0%
			Loss severity	0.1%	78.4%	30.6%
			Delinquency	2.4%	25.3%	12.4%
Subprime	18,072,138	Broker quotes/	Constant voluntary prepayment	1.7%	13.0%	6.6%
		comparable trades	Constant default rate	3.1%	13.2%	4.4%
			Loss severity	7.5%	93.1%	46.9%
			Delinquency	12.5%	24.0%	16.2%
Total Non-Agency RMBS	$227,293,536
____________________

(1)	The Company uses third-party dealer quotes to estimate fair value of some of its financial assets. The Company verifies selected prices by using a variety of methods, including comparing prices to internally estimated prices and corroborating the prices by reference to other independent market data, such as relevant benchmark indices and prices of similar instruments. Where the Company has disclosed unobservable inputs for broker quotes or comparable trades, those inputs are based on the Company's validations performed at the security level.

     The following table presents quantitative information about the Company's Other Investment Securities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at			Weighted
	June 30, 2014	Valuation Technique(s)	Unobservable Input	Average
		Broker quotes/
Other Investment Securities(1)	$12,034,003	comparable trades	Constant voluntary prepayment	10.0%
____________________

(1)	The Company uses third-party dealer quotes to estimate fair value of some of its financial assets. The Company verifies selected prices by using a variety of methods, including comparing prices to internally estimated prices and corroborating the prices by reference to other independent market data, such as relevant benchmark indices and prices of similar instruments. Where the Company has disclosed unobservable inputs for broker quotes or comparable trades, those inputs are based on the Company's validations performed at the security level.

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

     The following table presents the difference between the fair value and the aggregate unpaid principal amount and/or notional balance of assets for which the fair value option was elected at June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
		Unpaid			Unpaid
		Principal			Principal
		and/or			and/or
		Notional			Notional
	Fair Value	Balance(1)	Difference	Fair Value	Balance(1)	Difference
Financial instruments, at fair value
Assets
Mortgage loans	$433,553,720	$489,964,409	$(56,410,689)	$331,785,542	$398,828,497	$(67,042,955)
Non-Agency RMBS	227,293,536	310,577,527	(83,283,991)	226,155,221	324,241,597	(98,086,376)
Other Investment Securities	12,034,003	10,000,000	2,034,003	—	—	—
Total financial instruments, at fair value	$672,881,259	$810,541,936	$(137,660,677)	$557,940,763	$723,070,094	$(165,129,331)
____________________

(1)	Non-Agency RMBS includes an IO with a notional balance of $55.8 million and $64.3 million at June 30, 2014 and December 31, 2013, respectively.

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

     The following table summarizes the estimated fair value for all other financial instruments at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Other financial instruments
Assets
Cash	$27,619,043	$57,060,806
Restricted cash	8,144,052	2,128,236
Liabilities
Loan Repurchase Facility	$293,609,481	$236,727,512
Securities repurchase agreements	156,520,762	138,790,158
Exchangeable Senior Notes	56,438,289	54,737,573

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

4. Mortgage Loans

     During the six months ended June 30, 2014 and year ended December 31, 2013, the Company's acquisition of mortgage loans were as follows:

	Aggregate Unpaid	Loan Repurchase
	Principal Balance	Facility Used
Acquisition Date	(in millions)	(in millions)
Year ended December 31, 2013:
March 22, 2013	$17.7	$—
May 30, 2013	—	— (1)
May 31, 2013	134.5	78.5
July 25, 2013	162.4	98.7
August 28, 2013	98.2	54.8
Six months ended June 30, 2014:
March 27, 2014	100.4	60.6
____________________

(1)	On May 30, 2013, the Company entered into the Loan Repurchase Facility and utilized $10.6 million of the Loan Repurchase Facility to finance its then existing residential mortgage loan portfolio.

     The following table sets forth certain information regarding the Company's mortgage loan portfolio at June 30, 2014:

	Unpaid
	Principal	Premium		Gross Unrealized(1)			Weighted Average
	Balance	(Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Mortgage Loans
Performing
Fixed	$282,361,337	$(54,730,082)	$227,631,255	$24,102,606	$(1,640,726)	$250,093,135	4.51%	7.03%
ARM	176,654,287	(23,903,555)	152,750,732	10,012,628	(830,771)	161,932,589	3.68	6.94
Total performing	459,015,624	(78,633,637)	380,381,987	34,115,234	(2,471,497)	412,025,724	4.19	7.00
Non-performing(3)	30,948,785	(7,564,059)	23,384,726	1,013,933	(2,870,663)	21,527,996	5.09	7.65
Total Mortgage Loans	$489,964,409	$(86,197,696)	$403,766,713	$35,129,167	$(5,342,160)	$433,553,720	4.25%	7.03%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its mortgage loans. The Company recorded a gain of $22.0 million and a gain of $1.6 million for the three months ended June 30, 2014 and June 30, 2013, respectively, and $22.7 million and $1.6 million for the six months ended June 30, 2014 and June 30, 2013, respectively, as change in unrealized gain or loss on mortgage loans in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Loans that are delinquent for 60 days or more are considered non-performing.

     The following table sets forth certain information regarding the Company's mortgage loan portfolio at December 31, 2013:

	Unpaid
	Principal	Premium		Gross Unrealized(1)			Weighted Average
	Balance	(Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Mortgage Loans
Performing
Fixed	$212,701,494	$(43,530,581)	$169,170,913	$7,842,598	$(3,558,171)	$173,455,340	4.56%	7.05%
ARM	170,178,466	(25,617,563)	144,560,903	5,088,302	(1,556,430)	148,092,775	3.76	6.67
Total performing	382,879,960	(69,148,144)	313,731,816	12,930,900	(5,114,601)	321,548,115	4.20	6.88
Non-performing(3)	15,948,537	(5,031,293)	10,917,244	456,024	(1,135,841)	10,237,427	5.06	8.03
Total Mortgage Loans	$398,828,497	$(74,179,437)	$324,649,060	$13,386,924	$(6,250,442)	$331,785,542	4.24%	6.91%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its mortgage loans.
(2)	Unleveraged yield.
(3)	Loans that are delinquent for 60 days or more are considered non-performing.

     The following table presents the difference between the fair value and the aggregate unpaid principal balance of the Company's mortgage loan portfolio at June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
		Unpaid			Unpaid
		Principal			Principal
	Fair Value	Balance	Difference	Fair Value	Balance	Difference
Loan Type
Performing loans:
Fixed	$250,093,135	$282,361,337	$(32,268,202)	$173,455,340	$212,701,494	$(39,246,154)
ARM	161,932,589	176,654,287	(14,721,698)	148,092,775	170,178,466	(22,085,691)
Total performing loans	412,025,724	459,015,624	(46,989,900)	321,548,115	382,879,960	(61,331,845)
Non-performing loans	21,527,996	30,948,785	(9,420,789)	10,237,427	15,948,537	(5,711,110)
Total	$433,553,720	$489,964,409	$(56,410,689)	$331,785,542	$398,828,497	$(67,042,955)

     At June 30, 2014 and December 31, 2013, the Company's mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the United States. The following is a summary of certain concentrations of credit risk in the mortgage loan portfolio at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Concentration
Percentage of fair value of mortgage loans with unpaid principal balance to current property value
in excess of 100%	65.5%	73.6%
Percentage of fair value of mortgage loans secured by properties in the following states:
Each representing 10% or more of fair value:
California	25.4%	25.6%
Florida	16.5%	17.8%
Additional state representing more than 5% of fair value:
Georgia	6.4%	6.8%

     At June 30, 2014, the interest rates on the Company's mortgage loan portfolio ranged from 1.75% - 12.20% and the contractual maturities ranged from 1 - 46 years.

     The following table presents the change in accretable yield for the six months ended June 30, 2014:

Accretable yield, January 1, 2014	$223,401,697
Acquisitions	55,532,098
Accretion	(12,469,507)
Reclassifications from nonaccretable difference	9,851,517
Accretable yield, June 30, 2014	$276,315,805

5. Real Estate Securities and Other Investment Securities

     The Company's non-Agency RMBS portfolio is not issued or guaranteed by Fannie Mae, Freddie Mac or any other U.S. Government agency or a federally chartered corporation and is therefore subject to additional credit risks.

     The following table sets forth certain information regarding the Company's RMBS and Other Investment Securities at June 30, 2014:

	Principal or
	Notional	Premium		Gross Unrealized(1)			Weighted Average
	Balance	(Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Real estate securities
Non-Agency RMBS
Alternative – A(3)	$156,601,029	$(72,068,376)	$84,532,653	$3,650,686	$(225,966)	$87,957,373	4.13%	7.41%
Pay option adjustable rate	33,037,784	(6,243,093)	26,794,691	771,606	(119,889)	27,446,408	0.73	6.92
Prime	101,800,879	(12,419,696)	89,381,183	4,482,363	(45,929)	93,817,617	4.68	6.73
Subprime	19,137,835	(1,499,380)	17,638,455	563,759	(130,076)	18,072,138	1.07	6.08
Total RMBS	$310,577,527	$(92,230,545)	$218,346,982	$9,468,414	$(521,860)	$227,293,536	3.70%	6.96%
Other investment securities	$10,000,000	$757,377	$10,757,377	$1,276,626	$—	$12,034,003	5.40%	6.66%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its real estate securities and Other Investment Securities. The Company recorded a gain of $1.5 million and a loss of $15.6 million for the three months ended June 30, 2014 and June 30, 2013, respectively, and a gain of $4.3 million and a loss of $14.7 for the six months ended June 30, 2014 and June 30, 2013, respectively, as change in unrealized gain or loss on real estate securities in the consolidated statements of operations. The Company also recorded a gain of $0.9 million for the three months ended June 30, 2014 and a gain of $1.3 million for the six months ended June 30, 2014 as change in unrealized gain or loss on other investment securities in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Alternative – A RMBS includes an IO with a notional balance of $55.8 million.

     The following table sets forth certain information regarding the Company's RMBS at December 31, 2013:

	Principal or
	Notional	Premium		Gross Unrealized(1)			Weighted Average
	Balance	(Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Real estate securities
Non-Agency RMBS
Alternative – A(3)	$160,590,487	$(80,206,745)	$80,383,742	$2,414,864	$(1,112,077)	$81,686,529	4.26%	6.77%
Pay option adjustable rate	34,374,028	(7,057,026)	27,317,002	464,756	(345,915)	27,435,843	0.76	6.80
Prime	109,136,108	(13,590,489)	95,545,619	3,751,248	(767,825)	98,529,042	4.77	6.45
Subprime	20,140,974	(1,894,417)	18,246,557	536,407	(279,157)	18,503,807	1.07	5.97
Total RMBS	$324,241,597	$(102,748,677)	$221,492,920	$7,167,275	$(2,504,974)	$226,155,221	3.80%	6.57%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its real estate securities.
(2)	Unleveraged yield.
(3)	Alternative – A RMBS includes an IO with a notional balance of $64.3 million.

     The following table presents certain information regarding the Company's non-Agency RMBS at June 30, 2014 by weighted average life:

	Non-Agency RMBS
			Weighted Average
	Fair Value	Amortized Cost	Yield
Weighted average life(1)
Greater than 5 years	$227,293,536	$218,346,982	6.96%
	$227,293,536	$218,346,982	6.96%
____________________

(1)	Actual maturities of real estate securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and credit losses.

     At June 30, 2014, the contractual maturities of the real estate securities ranged from 7.1 to 32.6 years, with a weighted average maturity of 23.7 years. All real estate securities held by the Company at June 30, 2014 were issued by issuers based in the United States.

     The following table presents certain information regarding the Company's Other Investment Securities at June 30, 2014 by weighted average life:

	Other Investment Securities
			Weighted Average
	Fair Value	Amortized Cost	Yield
Weighted average life(1)
Greater than 5 years	$12,034,003	$10,757,377	6.66%
	$12,034,003	$10,757,377	6.66%

____________________

(1)	Actual maturities of other investment securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and credit losses.

     At June 30, 2014, the contractual maturity of the Other Investment Securities was 9.3 years. All Other Investment Securities held by the Company at June 30, 2014 were issued by issuers based in the United States.

     The following table presents certain information regarding the Company's non-Agency RMBS at December 31, 2013 by weighted average life:

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

     The following table presents certain additional information regarding the Company's RMBS:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Proceeds from the sale of real estate securities	$—	$47,111,700	$2,072,198	$53,913,098
Realized gain (loss) on the sale of real estate securities	—	(206,876)	73,619	(206,876)
Realized loss on OTTI	—	(39,179)	—	(39,179)

     There were no sales or realized losses for OTTI on Other Investment Securities for the three and six months ended June 30, 2014.

6. Loan Repurchase Facility

     The Loan Repurchase Facility is used to fund purchases of the Company's mortgage loans. The Loan Repurchase Facility closed on May 30, 2013 with a borrowing capacity of $250.0 million, and was committed for a period of 364 days from inception. On March 27, 2014, the Company entered into an amendment of the Loan Repurchase Facility providing it with an additional $75.0 million of uncommitted borrowing capacity. On May 23, 2014 the Company entered into an amendment with Citi extending the termination date of the facility to May 22, 2015. The obligations are fully guaranteed by the Company.

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

     The following table presents certain information regarding the Company's Loan Repurchase Facility at June 30, 2014 and December 31, 2013, by remaining maturity:

	June 30, 2014		December 31, 2013
		Weighted Average		Weighted Average
	Balance	Rate	Balance	Rate
Loan Repurchase Facility borrowings maturing within
91-180 days	$—	—%	$236,058,976	2.92%
Greater than 180 days to 1 year	293,609,481	2.90	—	—
Total/weighted average	$293,609,481	2.90%	$236,058,976	2.92%

     The following table presents information with respect to the Company's posting of mortgage loan collateral for the Loan Repurchase Facility at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Loan Repurchase Facility secured by mortgage loans	$293,609,481	$236,058,976
Fair value of Trust Certificates pledged as collateral under Loan Repurchase Facility	433,299,627	331,522,165
Fair value of mortgage loans not pledged as collateral under Loan Repurchase Facility	254,093	263,377
Cash pledged as collateral under Loan Repurchase Facility	—	—
Unused Amount(1)	31,390,519	13,941,024
____________________

(1)	The amount the Company is able to borrow under the Loan Repurchase Facility is tied to the fair value of unencumbered Trust Certificates eligible to secure those agreements and the Company's ability to fund the agreements' margin requirements relating to the collateral sold.

     The following table presents additional information with respect to the Loan Repurchase Facility:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Weighted average interest rate	2.93%	2.94%	2.92%	2.94%
Average balance of loans sold under
agreements to repurchase	$—	$266,499	$192,380	$266,499
Maximum daily amount outstanding	$297,401,891	$89,112,325	$297,401,891	$89,112,325
Total interest expense	$2,260,080	$289,296	$4,090,987	$289,296

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

     The following table presents certain information regarding the Company's securities repurchase agreements at June 30, 2014 and December 31, 2013 by remaining maturity and collateral type:

	June 30, 2014				December 31, 2013
	Non-Agency RMBS		Other Investment Securities		Non-Agency RMBS
		Weighted		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate
Securities repurchase
agreements maturing
within
30 days or less	$81,648,945	1.79%	$8,360,999	1.75%	$121,913,678	1.90%
31-60 days	5,858,000	1.77	—	—	6,415,000	1.84
61-90 days	19,862,000	1.83	—	—	10,263,000	1.85
Greater than 90 days	40,614,000	1.73	—	—	—	—
Total/weighted average	$147,982,945	1.78%	$8,360,999	1.75%	$138,591,678	1.89%

     Although securities repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or cash to fund margin calls.

     The following table presents information with respect to the Company's posting of collateral under its securities repurchase agreements at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Securities repurchase agreements secured by non-Agency RMBS	$147,982,945	$138,591,678
Securities repurchase agreements secured by Other Investment Securities	8,360,999	—
Fair value of non-Agency RMBS pledged as collateral	197,404,343	183,722,511
Fair value of Other Investment Securities pledged as collateral	12,034,003	—
Fair value of non-Agency RMBS not pledged as collateral	29,889,193	42,432,710
Cash pledged as collateral	2,531,630	1,360,528

8. 8.0% Exchangeable Senior Notes due 2016

     On November 25, 2013, the Operating Partnership issued the Exchangeable Senior Notes with an aggregate principal amount of $57.5 million. The Exchangeable Senior Notes were issued pursuant to an Indenture, dated November 25, 2013, between the Company, as guarantor, the Operating Partnership and U.S. Bank National Association, as trustee. The sale of the Exchangeable Senior Notes generated net proceeds of approximately $55.3 million. Aggregate estimated offering expenses in connection with the transaction, including the initial purchasers' discount of approximately $1.7 million, were approximately $2.2 million. At June 30, 2014 and December 31, 2013, the carrying value of the Exchangeable Senior Notes was $55.0 million and $54.5 million, respectively.

     The Exchangeable Senior Notes bear interest at a rate of 8.0% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2014. The effective interest rate of the Exchangeable Senior Notes, which is equal to the stated rate of 8.0% plus the amortization of the original issue discount and associated costs, is 10.2%. For the three and six months ended June 30, 2014, the interest incurred on this indebtedness was $1.4 million and $2.8 million, respectively. The Exchangeable Senior Notes will mature on November 15, 2016 (the "Maturity Date"), unless previously exchanged or repurchased in accordance with their terms. The Exchangeable Senior Notes are the Company's senior unsecured obligations and rank senior in right of payment to the Company's existing and future indebtedness that is expressly subordinated in right of payment to the Exchangeable Senior Notes; equal in right of payment to the Company's existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company's secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.

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

     As a result of the NYSE related limitation on the use of share-settlement for the full conversion option, the embedded conversion option does not qualify for equity classification and instead is separately valued and accounted for as a derivative liability. The initial value allocated to the derivative liability was $1.3 million, which represents a discount to the debt to be amortized through interest expense using the effective interest method through the Maturity Date. During each reporting period, the derivative liability is marked to fair value through earnings. At June 30, 2014 and December 31, 2013, the derivative liability had a fair value of $1.1 million and $1.5 million, respectively.

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

TBA Securities

     The Company may, and has in the past, entered into TBA contracts as a means of acquiring exposure to Agency RMBS and may, from time to time, utilize TBA dollar roll transactions to finance Agency RMBS purchases. The Company may also enter into TBA contracts as a means of hedging against short-term changes in interest rates. The Company accounts for its TBA contracts as derivative instruments due to the fact that it does not intend to take physical delivery of the securities. The Company had no exposure to TBA contracts at any time during the three and six months ended June 30, 2014. During the three months ended June 30, 2013, the Company paired off purchases of TBA securities with a combined notional amount of $388.0 million by entering into simultaneous sales of TBA securities and as a result, realized gains of $0.9 million and recognized unrealized losses of $4.1 million. During the six months ended June 30, 2013, the Company paired off purchases of TBA securities with a combined notional amount of $473.0 million by entering into simultaneous sales of TBA securities and as a result, realized gains of $0.8 million and recognized unrealized losses of $3.7 million. For the three and six months ended June 30, 2013, the Company recognized unrealized losses of $1.4 million and $1.4 million, respectively on TBA securities that had not been paired off at June 30, 2013.

Conversion Option – 8% Exchangeable Senior Notes Due 2016

     Changes in the fair value of the conversion option derivative related to the Exchangeable Senior Notes are recorded through earnings.

Derivative Instruments

     The following table summarizes information related to derivative instruments at June 30, 2014 and December 31, 2013:

Non-hedge derivatives	June 30, 2014	December 31, 2013
Notional amount of interest rate swaption	$225,000,000	$—
Notional amount of interest rate swaps	17,200,000	17,200,000
Total notional amount	$242,200,000	$17,200,000

     The following table presents the fair value of the Company's derivative instruments and their balance sheet location at June 30, 2014 and December 31, 2013:

Derivative instruments	Designation	Balance Sheet Location	June 30, 2014	December 31, 2013
Interest rate swaption	Non-hedge	Derivative assets, at fair value	$368,136	$—
Interest rate swaps	Non-hedge	Derivative (liabilities)/assets, at fair value	$(442,585)	$284,454
Exchangeable Senior Notes
conversion option	Non-hedge	Derivative liabilities, at fair value	$(1,107,544)	$(1,471,607)

     The following table summarizes gains and losses related to derivatives:

		Three Months Ended		Six Months Ended
	Income Statement
Non-hedge derivatives	Location	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	Gain/(loss) on derivative
Interest rate swaption	instruments	$(1,893,322)	$—	$(4,435,614)	$—
	Gain/(loss) on derivative
Interest rate swaps	instruments	$(482,794)	$8,272,229	$(940,079)	$8,216,927
Exchangeable Senior Notes	Gain/(loss) on derivative
conversion option	instruments	$473,167	$—	$364,063	$—
	Gain/(loss) on derivative
TBAs(1)	instruments	$—	$(4,573,848)	$—	$(4,237,402)
____________________

(1)	Gains and losses from purchases and sales of TBAs consist of $0.8 million of net TBA dollar roll net interest income and a net loss of $5.4 million due to price reductions.

     The following table presents information about the Company's interest rate swaption agreement at June 30, 2014:

	Notional
Swaption Expiration	Amount	Strike Rate	Swap Maturity
2015	$225,000,000	3.64%	2025

     Restricted cash at June 30, 2014 included $4.4 million of cash pledged as collateral against an interest rate swaption agreement.

     The following table presents information about the Company's interest rate swap agreements at June 30, 2014:

		Weighted	Weighted	Weighted
	Notional	Average Pay	Average	Average Years
Maturity	Amount	Rate	Receive Rate	to Maturity
2023	$17,200,000	2.72%	0.23%	9.1
Total/Weighted average	$17,200,000	2.72%	0.23%	9.1

     Restricted cash at June 30, 2014 included $1.2 million of cash pledged as collateral against interest rate swap agreements.

     The following table presents information about the Company's interest rate swap agreements at December 31, 2013:

		Weighted	Weighted	Weighted
	Notional	Average Pay	Average	Average Years
Maturity	Amount	Rate	Receive Rate	to Maturity
2023	$17,200,000	2.72%	0.24%	9.6
Total/Weighted average	$17,200,000	2.72%	0.24%	9.6

     Restricted cash at December 31, 2013 included $0.8 million of cash pledged as collateral against interest rate swaps.

10. Earnings Per Share

     The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Numerator:
Net income (loss) attributable to ZAIS Financial Corp. common
stockholders	$23,173,931	$(6,780,401)	$25,398,136	$(5,121,179)
Effect of dilutive securities:
Net income allocated to non-controlling interests	2,698,204	(788,476)	2,956,858	(489,382)
Exchangeable Senior Notes
Interest expense	808,629	—	1,613,628	—
Gain on derivative instruments	(269,635)	—	(207,462)	—
Total – Exchangeable Senior Notes	538,994	—	1,406,166	—
Dilutive net income available to stockholders	$26,411,129	$(7,568,877)	$29,761,160	$(5,610,561)
Denominator:
Weighted average number of shares of common stock	7,970,886	7,970,886	7,970,886	6,564,284
Effect of dilutive securities:
Weighted average number of OP units	926,914	926,914	926,914	926,914
Weighted average number of shares convertible under
Exchangeable Senior Notes	1,779,560	—	1,779,560	—
Weighted average dilutive shares	10,677,360	8,897,800	10,677,360	7,491,198
Net income per share applicable to ZAIS Financial Corp.
common stockholders - Basic	$2.91	$(0.85)	$3.19	$(0.78)
Net income per share applicable to ZAIS Financial Corp.
common stockholders - Diluted	$2.47	$(0.85)	$2.79	$(0.78)

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

     The Advisor may be paid or reimbursed for the documented cost of its performing certain services for the Company, which may include legal, accounting, due diligence tasks and other services, that outside professionals or outside consultants otherwise would perform, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm's-length basis. In addition, the Company may be required to pay its portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Advisor and its affiliates required for the Company's operations. To date, the Advisor has not sought reimbursement for the services and expenses described in the two preceding sentences. The Company is also required to pay directly, or reimburse the Advisor for, products and services, including hardware and software, provided by third parties, other than those operating expenses required to be borne by the Advisor under the Investment Advisory Agreement. The Advisor has in the past also declined full reimbursement for the costs of such products and services. In the future, however, the Advisor may seek reimbursement for all of the services, cost and expenses described in this paragraph, as a result of which the total expenses and the expense ratio of the Company may increase.

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

     For the three months ended June 30, 2014 and June 30, 2013, the Company incurred $0.7 million and $0.7 million in advisory fee expense, respectively. For the six months ended June 30, 2014 and June 30, 2013, the Company incurred $1.4 million and $1.2 million in advisory fee expense, respectively. At June 30, 2014, $0.7 million in advisory fee expense was included in accounts payable and other liabilities in the consolidated balance sheet. The advisory fee was calculated and payable as set forth above.

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

Dividends and Distributions

      During the six months ended June 30, 2014 and year ended December 31, 2013, the Company declared the following dividends:

			Amount
Declaration Date	Record Date	Payment Date	per Share
Year ended December 31, 2013:
May 14, 2013	May 24, 2013	May 31, 2013	$0.22
June 25, 2013	July 9, 2013	July 23, 2013	$0.45
September 18, 2013	September 30, 2013	October 11, 2013	$0.50
December 19, 2013(1)	December 31, 2013	January 15, 2014	$0.95
Six months ended June 30, 2014:
March 20, 2014	March 31, 2014	April 14, 2014	$0.40
June 18, 2014	June 30, 2014	July 15, 2014	$0.40
____________________

(1)	Regular cash dividend of $0.40 per share of common stock and OP unit for the quarter ending December 31, 2013, and an additional special cash dividend of $0.55 per share of its common stock and OP unit. The Company declared the special cash dividend to distribute taxable income from 2013 attributable to the termination of interest rate swap contracts.

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

     Certain entities own OP units in the Operating Partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interest in the Operating Partnership is reduced and the Company's equity is increased. At June 30, 2014 and December 31, 2013, the non-controlling interest OP unit holders owned 926,914 OP units, or 10.4% of the OP Units issued by the Operating Partnership.

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

Litigation

     From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any contingencies that would require accrual or disclosure in the consolidated financial statements at June 30, 2014 or December 31, 2013.

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

     As explained in the notes above, while the Company engages in repurchase financing activities with several financial institutions, the Company maintains custody accounts with two custodians at June 30, 2014. There is no guarantee that these custodians will not become insolvent. While there are certain regulations that seek to protect customer property in the event of a failure, insolvency or liquidation of a custodian, there is no certainty that the Company would not incur losses due to its assets being unavailable for a period of time in the event of a failure of a custodian that has custody of the Company's assets. Although management monitors the credit worthiness of its custodians, such losses could be significant and could materially impair the ability of the Company to achieve its investment objective.

16. Offsetting Assets and Liabilities

     The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset in the Company's consolidated balance sheets at June 30, 2014 and December 31, 2013:

Offsetting of Assets

			Net Amounts of
		Gross Amounts	Assets Presented	Gross Amounts Not Offset in the
	Gross Amounts	Offset in the	in the	Consolidated Balance Sheets
	of Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Assets	Balance Sheets	Balance Sheets	Instruments	Received(1)	Net Amount
June 30, 2014
Interest rate swaption	$368,136	$—	$368,136	$—	$—	$368,136
Total	$368,136	$—	$368,136	$—	$—	$368,136

December 31, 2013
Interest rate swap agreements	$396,068	$(111,614)	$284,454	$—	$—	$284,454
Total	$396,068	$(111,614)	$284,454	$—	$—	$284,454
____________________

(1)	At June 30, 2014, the Company pledged $4,401,503 of cash collateral in relation to its interest rate swaption; with the total net counterparty exposure for this position totaling $4,769,639. At December 31, 2013, the Company pledged $767,708 of cash collateral in relation to its interest rate swap agreements; with the total net counterparty exposure for this position totaling $1,052,162.

Offsetting of Liabilities

			Net Amounts of
		Gross Amounts	Liabilities Presented	Gross Amounts Not Offset in the
	Gross Amounts	Offset in the	in the	Consolidated Balance Sheets
	of Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Liabilities	Balance Sheets	Balance Sheets	Instruments	Received	Net Amount
June 30, 2014
Loan Repurchase Facility	$293,609,481	$—	$293,609,481	$(293,609,481)	$—	$—
Securities repurchase agreements	156,343,944	—	156,343,944	(153,812,314)	(2,531,630)	—
Interest rate swap agreements	547,268	(104,683)	442,585	—	(442,585)	—
Total	$450,500,693	$(104,683)	$450,396,010	$(447,421,795)	$(2,974,215)	$—

December 31, 2013
Loan Repurchase Facility	$236,058,976	$—	$236,058,976	$(236,058,976)	$—	$—
Securities repurchase agreements	138,591,678	—	138,591,678	(137,231,150)	(1,360,528)	—
	$374,650,654	$—	$374,650,654	$(373,290,126)	$(1,360,528)	$—

17. Subsequent Events

GMFS Transaction

     On August 5, 2014, the Company, in its capacity as guarantor, entered into an agreement and plan of merger (the "Merger Agreement") among ZFC Honeybee TRS, LLC ("Honeybee TRS"), an indirect subsidiary of the Company, ZFC Honeybee Acquisitions, LLC ("Honeybee Acquisitions"), a wholly owned subsidiary of Honeybee TRS, GMFS, LLC ("GMFS"), and Honeyrep, LLC, solely in its capacity as the Securityholder Representative (as defined in the Merger Agreement). Subject to the terms and conditions of the Merger Agreement, Honeybee Acquisitions will merge with and into GMFS (the “Merger”), with GMFS surviving the Merger as an indirect subsidiary of the Company.

     GMFS is an approved Fannie Mae Seller-Servicer, Freddie Mac Seller-Servicer, Ginnie Mae issuer, Department of Housing and Urban Development (“HUD”) / Federal Housing Administration (“FHA”) Mortgagee, U.S. Department of Agriculture (“USDA”) approved originator and U.S. Department of Veterans Affairs (“VA”) Lender. GMFS currently originates loans that are eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, VA and USDA through retail, correspondent and broker channels. GMFS also originates and sells reverse mortgage loans as part of its existing operations.

     Under the terms of the Merger Agreement, the purchase price will consist of cash payable at closing, estimated at approximately $61 million, two contingent $1 million deferred premium payments payable in cash over two years, plus potential additional consideration based on future loan production and profits which will be payable over a four-year period if certain conditions are met. The cash payable at closing will include the actual market value of GMFS’s MSR portfolio, which was $30.1 million at June 30, 2014. In addition to the value of the MSR portfolio, the purchase price will reflect the actual value of GMFS's net tangible assets as of the closing date. The $2 million of deferred premium payments is contingent on GMFS remaining profitable and retaining certain key employees. The additional contingent consideration is dependent on GMFS achieving certain profitability and loan production goals and is capped at $20 million. Up to 50% of the additional contingent consideration may be paid in common stock of the Company, at the Company’s option. The Company intends to fund the closing payment from existing cash and the sale of non-Agency RMBS holdings.

     The obligation of each party to the Merger Agreement to consummate the Merger is subject to a number of conditions, including the receipt of regulatory and seller/servicer related approvals relating to the transfer of GMFS’s licenses, the delivery of certain documents and consents, the representations and warranties of the parties being true and correct, subject to the materiality standards contained in the Merger Agreement, and the absence of a material adverse effect on GMFS.

     The Company anticipates that the closing of the Merger will occur in the fourth quarter of 2014. Upon closing, the Company expects GMFS to continue to operate under its existing name, and under the leadership of the current management team. The Merger Agreement contains customary representations and warranties by the parties, as well as customary covenants, including non-competition and non-solicitation covenants by GMFS's key managers, a covenant by GMFS to conduct its business and operations in the ordinary course between the date of the Merger Agreement and the closing of the Merger and indemnification covenants by both parties, subject to stated thresholds and limitations.

Amendment to Investment Advisory Agreement

     On August 11, 2014, the Company amended its Investment Advisory Agreement to provide that the Company shall pay its Advisor a loan sourcing fee quarterly in arrears in lieu of any payments or reimbursements that would otherwise be due to the Advisor or its affiliates pursuant to Investment Advisory Agreement for loan sourcing services provided. The loan sourcing fee is equal to 0.50% of the principal balance of newly originated residential mortgage loans sourced by the Advisor or its affiliates through its conduit program and acquired by the Company's subsidiaries.

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

  the GMFS, LLC ("GMFS") transaction;

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

  a delay in the closing of the GMFS transaction;

  changes in future loan production;

  the Company's ability to retain certain key managers of GMFS;

  the Company's ability to integrate GMFS's operations;

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

     Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements apply only as of the date of this quarterly report on Form 10-Q. The Company is not obligated, and does not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A, "Risk Factors," of the Company's annual report on Form 10-K.

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

     The Company plans over time to evolve its whole loan strategy to include newly originated residential mortgage loans, which the Company expects to become a core component of its strategy. The Company has taken steps to enable the funding and financing of such mortgage loans in its portfolio and expects to begin such activities in the second half of 2014. The Company believes that this business will benefit from the Advisor's existing expertise in mortgage product development, loan pricing, hedging and analytics, due diligence, risk management and servicing oversight. In addition, the Advisor has recently devoted significant resources to the development of systems, documentation and other intellectual property specific to the acquisition of newly originated loans. The Company expects to pursue opportunities for the origination and purchase of newly originated mortgage loans through both the GMFS platform, as well as an independent loan seller network which is currently being established. This loan seller network is expected to be complementary to the GMFS platform and enable the Company to purchase loans in a broader geographic footprint.

     On August 5, 2014, the Company entered into a merger agreement (the “Merger Agreement”) pursuant to which a subsidiary of the Company will merge with and into GMFS (the “Merger”), with GMFS to survive the Merger as an indirect subsidiary of the Company. GMFS is a Fannie Mae, Freddie Mac, Ginnie Mae and U.S. Department of Agriculture ("USDA") approved originator, and a Fannie Mae, Freddie Mac and U.S. Department of Housing and Urban Development approved servicer. Under the terms of the Merger Agreement, the purchase price will consist of cash payable at closing, estimated at approximately $61 million, two contingent $1 million deferred premium payments payable in cash over two years, plus potential additional consideration based on future loan production and profits which will be payable over a four-year period if certain conditions are met. The Company intends to fund the closing payment from existing cash and the sale of non-Agency RMBS holdings. The Company anticipates that the closing of the Merger will occur in the fourth quarter of 2014. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events," of this quarterly report on Form 10-Q, for more information related to the Merger Agreement.

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

     At June 30, 2014, the Company held a diversified portfolio of fixed rate mortgage loans and adjustable rate mortgage loans ("ARMs") with a fair value of $433.6 million. At June 30, 2014, the Company also held RMBS assets with a fair value of $227.3 million, consisting primarily of senior tranches of non-Agency RMBS that were originally highly rated but subsequently downgraded and other investment securities ("FMRT Notes" or "Other Investment Securities") with a fair value of $12.0 million. The borrowings the Company used to fund the purchase of its portfolio totaled $506.1 million at June 30, 2014 under the loan repurchase facility used to finance the Company's residential mortgage loan portfolio (the "Loan Repurchase Facility"), master securities repurchase agreements with four counterparties and the Exchangeable Senior Notes. The Exchangeable Senior Notes were issued and sold by the Operating Partnership in a private transaction on November 25, 2013. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," of this quarterly report on Form 10-Q, for a discussion of the terms of the Exchangeable Senior Notes.

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

Results of Operations

     The following discussion of the Company's consolidated results of operations highlights the Company's performance for the three and six months ended June 30, 2014.

Financial Overview

     A summary of the Company's second quarter 2014 results is below, followed by an overview of the market conditions that impacted our results during the quarter:

  GAAP net income for the three months ended June 30, 2014 was $25.9 million, or $2.47 per diluted weighted average share outstanding compared with a net loss of $7.6 million, or $0.85 per diluted weighted average share outstanding for the three months ended June 30, 2013;

  Core Earnings (which excludes changes in unrealized gains or losses on mortgage loans, real estate securities and other investment securities, realized gains or losses on mortgage loans and real estate securities, gains or losses on derivative instruments and certain non-recurring adjustments) was $3.2 million, or $0.36 per diluted weighted average share outstanding for the three months ended June 30, 2014 compared with Core Earnings of $3.0 million, or $0.33 per diluted weighted average share outstanding for the three months ended June 30, 2013. Core Earnings is a non-GAAP financial measure;

  At June 30, 2014 the Company's book value was $22.37 per share of common stock and OP unit, compared with book value per share of common stock and OP unit of $19.86 at March 31, 2014; and

  2.54x leverage ratio at June 30, 2014.

     The Company's results of operations for the three months ended June 30, 2014, were impacted by a number of factors. In the second quarter of 2014 the U.S. economy experienced a strong rebound in economic activity, following the economic contraction of the first quarter. Despite this rebound, interest rates remained relatively low, given concerns related to second half 2014 economic growth, as well as increased geopolitical tensions. Central Banks policy remained accommodative and as a result market volatility across asset classes remained low. Mortgage credit investments benefited from this lack of volatility as spreads tightened. At the same time, continued home price appreciation, albeit at a lower rate, and general strengthening of consumer credit led to improved mortgage fundamental performance. Higher risk, seasoned residential mortgage loans, in particular, benefited from these improved fundamentals as well as increased sponsorship by investors.

Investments

     The following table sets forth certain information regarding the Company's mortgage loan portfolio at June 30, 2014:

	Unpaid
	Principal	Premium	Amortized	Gross Unrealized(1)			Weighted Average
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Mortgage Loans
Performing
Fixed	$282,361,337	$(54,730,082)	$227,631,255	$24,102,606	$(1,640,726)	$250,093,135	4.51%	7.03%
ARM	176,654,287	(23,903,555)	152,750,732	10,012,628	(830,771)	161,932,589	3.68	6.94
Total performing	459,015,624	(78,633,637)	380,381,987	34,115,234	(2,471,497)	412,025,724	4.19	7.00
Non-performing(3)	30,948,785	(7,564,059)	23,384,726	1,013,933	(2,870,663)	21,527,996	5.09	7.65
Total Mortgage Loans	$489,964,409	$(86,197,696)	$403,766,713	$35,129,167	$(5,342,160)	$433,553,720	4.25%	7.03%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its mortgage loans. The Company recorded a gain of $22.0 million and a gain of $1.6 million for the three months ended June 30, 2014 and June 30, 2013, respectively, and $22.7 million and $1.6 million for the six months ended June 30, 2014 and June 30, 2013, respectively, as change in unrealized gain or loss on mortgage loans in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Loans that are delinquent for 60 days or more are considered non-performing.

     The following table sets forth certain information regarding the Company's RMBS and Other Investment Securities at June 30, 2014:

	Principal or
	Notional	Premium	Amortized	Gross Unrealized(1)			Weighted Average
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Real estate securities
Non-Agency RMBS
Alternative – A(3)	$156,601,029	$(72,068,376)	$84,532,653	$3,650,686	$(225,966)	$87,957,373	4.13%	7.41%
Pay option adjustable rate	33,037,784	(6,243,093)	26,794,691	771,606	(119,889)	27,446,408	0.73	6.92
Prime	101,800,879	(12,419,696)	89,381,183	4,482,363	(45,929)	93,817,617	4.68	6.73
Subprime	19,137,835	(1,499,380)	17,638,455	563,759	(130,076)	18,072,138	1.07	6.08
Total RMBS	$310,577,527	$(92,230,545)	$218,346,982	$9,468,414	$(521,860)	$227,293,536	3.70%	6.96%

Other investment securities	$10,000,000	$757,377	$10,757,377	$1,276,626	$—	$12,034,003	5.40%	6.66%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its real estate securities and Other Investment Securities. The Company recorded a gain of $1.5 million and a loss of $15.6 million for the three months ended June 30, 2014 and June 30, 2013, respectively, and a gain of $4.3 million and a loss of $14.7 for the six months ended June 30, 2014 and June 30, 2013, respectively, as change in unrealized gain or loss on real estate securities in the consolidated statements of operations. The Company also recorded a gain of $0.9 million for the three months ended June 30, 2014 and a gain of $1.3 million for the six months ended June 30, 2014 as change in unrealized gain or loss on other investment securities in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Alternative – A RMBS includes an IO with a notional balance of $55.8 million.

Investment Activity

     Mortgage Loans. During the three months ended June 30, 2014, the Company did not acquire any fixed rate mortgage loans or ARMs. During the six months ended June 30, 2014, the Company acquired fixed rate mortgage loans and ARMs with an unpaid principal balance of $100.4 million. During the three and six months ended June 30, 2014, the Company did not sell any mortgage loans. The fair value of the Company's mortgage loans at June 30, 2014 was $433.6 million.

     RMBS. During the three months ended June 30, 2014, the Company acquired non-Agency RMBS with a principal balance of $0.1 million. During the same period, the Company did not sell any non-Agency RMBS or acquire any Agency RMBS. During the six months ended June 30, 2014, the Company acquired non-Agency RMBS with a principal balance of $24.7 million and also sold non-Agency RMBS with a principal balance of $2.7 million. During the same period, the Company did not acquire any Agency RMBS. The fair value of the Company's non-Agency RMBS at June 30, 2014 was $227.3 million. The Company did not own any Agency RMBS at June 30, 2014.

     Other Investment Securities. During the three months ended June 30, 2014, the Company did not acquire any Other Investment Securities. During the six months ended June 30, 2014, the Company acquired the FMRT Notes with a principal balance of $10.0 million. The fair value of the Company's Other Investment Securities at June 30, 2014 was $12.0 million.

     TBA Securities. During the three and six months ended June 30, 2014, the Company did not have any exposure to TBA contracts to purchase or sell Agency RMBS.

     Financing and Other Liabilities. At June 30, 2014, the Company had the Loan Repurchase Facility outstanding totaling $293.6 million, which was used to finance mortgage loans. The Loan Repurchase Facility is secured by a portion of the Company's mortgage loan portfolio and bears interest at a rate that has historically moved in close relationship to LIBOR. At June 30, 2014, the Company's total borrowing capacity is $325.0 million. At June 30, 2014 the Company also had 49 securities repurchase agreements outstanding with four counterparties totaling $156.3 million, which was used to finance investments in non-Agency RMBS and Other Investment Securities. These agreements are secured by cash collateral and a portion of the Company's non-Agency RMBS and Other Investment Securities and bear interest at rates that have historically moved in close relationship to LIBOR. At June 30, 2014, the Company had Exchangeable Senior Notes outstanding totaling $57.5 million of aggregate principal balance.

     The following table presents certain information regarding the Company's Loan Repurchase Facility at June 30, 2014, by remaining maturity and collateral type:

	Mortgage loans
		Weighted
	Balance	Average Rate
Loan Repurchase Facility borrowings maturing within
Greater than 180 days to 1 year	$293,609,481	2.90%
Total/weighted average	$293,609,481	2.90%

     The following table presents certain information regarding the Company's securities repurchase agreements at June 30, 2014 by remaining maturity:

	Non-Agency RMBS		Other Investment Securities
		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate
Repurchase agreements maturing within
30 days or less	$81,648,945	1.79%	$8,360,999	1.75%
31-60 days	5,858,000	1.77	—	—
61-90 days	19,862,000	1.83	—	—
Greater than 90 days	40,614,000	1.73	—	—
Total/weighted average	$147,982,945	1.78%	$8,360,999	1.75%

Derivative Instruments

     At June 30, 2014, the Company had outstanding interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of its repurchase agreements. These interest rate swap agreements provide for the Company to pay fixed interest rates and receive floating interest rates indexed to LIBOR. The swap agreements effectively fixed the floating interest rates on $17.2 million of borrowings under the Company's repurchase agreements at June 30, 2014. At June 30, 2014, the Company also had an interest rate swaption agreement outstanding which gives the Company the right, but not the obligation, to enter into a previously agreed upon swap contract on a future date. If exercised the Company will enter into an interest rate swap agreement and is obligated to pay a fixed rate of interest and receive a floating rate of interest.

     The following table presents information about the Company's interest rate swaption agreement at June 30, 2014:

	Notional
Swaption Expiration	Amount	Strike Rate	Swap Maturity
2015	$225,000,000	3.64%	2025

     The following table presents information about the Company's interest rate swap agreements at June 30, 2014:

		Weighted	Weighted	Weighted
	Notional	Average Pay	Average	Average Years
Maturity	Amount	Rate	Receive Rate	to Maturity
2023	$17,200,000	2.72%	0.23%	9.1
Total/Weighted average	$17,200,000	2.72%	0.23%	9.1

     The following analysis focuses on the results generated during the three months ended June 30, 2014 and June 30, 2013 and the six months ended June 30, 2014 and June 30, 2013.

Net Interest Income

     The Company's net interest income for the three months ended June 30, 2014 and June 30, 2013 was as follows (in millions):

	Three Months Ended
	June 30, 2014	June 30, 2013
Interest income	$10.8	$5.9
Interest expense	4.4	1.2
Net interest income	6.4	4.7

     The increase in interest income was mainly due to the deployment of capital raised in the Company's February 2013 IPO and November 2013 issuance of the Exchangeable Senior Notes, which is now primarily allocated to whole loans. This allocation to whole loans increased interest income by $5.9 million. This increase was partially offset by a decrease in interest income from the RMBS portfolio due to the reallocation of the portfolio to whole loans consistent with the Company's investment strategy.

     The increase in interest expense was due to an increase in borrowings from the Loan Repurchase Facility and the issuance of the Exchangeable Senior Notes.

     The Company's net interest income for the six months ended June 30, 2014 and June 30, 2013 was as follows (in millions):

	Six Months Ended
	June 30, 2014	June 30, 2013
Interest income	$20.3	$9.4
Interest expense	8.3	1.7
Net interest income	12.0	7.7

     The increase in interest income was mainly due to the deployment of capital raised in the Company's February 2013 IPO and November 2013 issuance of the Exchangeable Senior Notes, which is now primarily allocated to whole loans. This allocation to whole loans increased interest income by $11.5 million. This increase was partially offset by a decrease in interest income from the RMBS portfolio due to the reallocation of the portfolio to whole loans consistent with the Company's investment strategy.

     The increase in interest expense was due to an increase in borrowings from the Loan Repurchase Facility and securities repurchase agreements used to finance the Company's RMBS portfolio and the issuance of the Exchangeable Senior Notes.

     The weighted average net interest spread between the yield on the Company's assets and the cost of funds, including the impact of interest rate hedging, for the Company's mortgage loans, non-Agency RMBS and Other Investment Securities and Agency RMBS at June 30, 2014 and June 30, 2013 were as follows:

	June 30, 2014	June 30, 2013
Mortgage loans	4.06%	3.84%
Non-Agency RMBS and Other Investment Securities	5.11%	4.46%
Agency RMBS	—	1.21%

     The Company's net interest income is also impacted by prepayment speeds, as measured by the weighted average Constant Prepayment Rate ("CPR")(1) on its assets. The three-month average and the six-month average CPR for the period ended June 30, 2014 for the Company's mortgage loans, non-Agency RMBS and Other Investment Securities were as follows:

	Three-Month Average	Six-Month Average
Mortgage loans	2.73%	2.22%
Non-Agency RMBS	14.82%	13.86%
Other Investment Securities	4.74%	4.63%
____________________

(1)	CPR includes both voluntary and involuntary amounts.

Expenses

     Professional Fees. For the three months ended June 30, 2014, the Company incurred professional fees of $0.9 million as compared to $0.2 million for the three months ended June 30, 2013 (primarily related to legal fees, audit fees and consulting fees). The increase in professional fees was due to interim procedures performed by the independent auditors for the 2014 financial statement audit, quarterly tax procedures, additional legal and accounting expenses related to the Company’s registration statement filings on Form S-3 and legal expenses related to funding and financing structures for newly originated whole loans. For the six months ended June 30, 2014, the Company incurred professional fees of $2.8 million as compared to $1.5 million for the six months ended June 30, 2013 (primarily related to legal fees, audit fees and consulting fees). The increase in professional fees was primarily due to interim procedures performed by the independent auditors for the 2014 financial statement audit, quarterly tax procedures, additional legal and accounting expenses related to the Company's registration statement filings on Form S-3 and legal expenses related to funding and financing structures for newly originated whole loans.

     Advisory Fee Expense (Related Party). Pursuant to the terms of the Investment Advisory Agreement, the Company incurred advisory fee expense of $0.7 million for the three months ended June 30, 2014 and June 30, 2013 and $1.4 million for the six months ended June 30, 2014, as compared to $1.2 million for the six months ended June 30, 2013. The increase in advisory fee expense over these periods was due to an increase in stockholders' equity resulting from the Company's February 2013 IPO.

     General and Administrative Expenses. For the three months ended June 30, 2014, general and administrative expenses were $1.0 million as compared to $0.8 million for the three months ended June 30, 2013. The increase in general and administrative expenses was largely attributable to due diligence costs and professional fees of $0.5 million related to the Company's evaluation of the GMFS acquisition, which were partially offset by a decrease in whole loan transaction costs. For the six months ended June 30, 2014, general and administrative expenses were $2.2 million as compared to $1.1 million for the six months ended June 30, 2013. The increase in general and administrative expenses was largely attributable to due diligence costs and professional fees of $1.3 million related to the Company's evaluation of the GMFS acquisition, which were partially offset by a decrease in whole loan transaction costs.

     Loan Servicing Fees. For the three months ended June 30, 2014, loan servicing fees were $0.6 million, as compared to $0.1 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, loan servicing fees were $1.0 million, as compared to $0.1 million for the six months ended June 30, 2013. The increase in loan servicing fees was due to the acquisition of whole loans as the Company executed on its investment strategy.

     Realized and Change in Unrealized Gain or Loss

     The following amounts related to realized gains and losses, as well as changes in estimated fair value of the Company's mortgage loan portfolio, RMBS portfolio, Other Investment Securities and derivative instruments are included in the Company's unaudited consolidated statements of operations.

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Change in unrealized gain or loss on mortgage loans	$21,960,921	$1,596,197	$22,650,525	$1,567,291
Change in unrealized gain or loss on real estate securities	1,548,195	(15,642,642)	4,284,253	(14,739,365)
Change in unrealized gain or loss on other investment securities	905,862	—	1,276,626	—
Realized gain on mortgage loans	176,667	66,244	407,404	66,244
Realized gain on real estate securities	—	(246,055)	73,619	(246,055)
Loss/(gain) on derivative instruments	(1,902,949)	3,698,381	(5,011,630)	3,979,525
Total other gains/(losses)	$22,688,696	$(10,527,875)	$23,680,797	$(9,372,360)

     The Company's interest rate swap agreements and interest rate swaption agreement have not been designated as hedging instruments.

     The Company recorded the change in estimated fair value related to (i) an interest rate swaption agreement held during the three and six months ended June 30, 2014, (ii) interest rate swaps held during the three months ended June 30, 2014 and June 30, 2013 and the six months ended June 30, 2014 and June 30, 2013 and (iii) TBAs held during the three and six months ended June 30, 2013 in earnings as (loss)/gain on derivative instruments. Included in (loss)/gain on derivative instruments are the net interest rate swap payments and net TBA payments for the derivative instruments.

     The Company has elected to record the change in estimated fair value related to its mortgage loans, RMBS and Other Investment Securities in earnings by electing the fair value option.

Factors Impacting Operating Results

     The Company held a diversified portfolio of mortgage loans with a fair value of $433.6 million, RMBS assets with a fair value of $227.3 million and Other Investment Securities with a fair value of $12.0 at June 30, 2014, and mortgage loans with a fair value of $331.8 million and RMBS assets with a fair value of $226.2 million at December 31, 2013. In addition, the Company is in negotiations with counterparties and anticipates having additional available borrowing capacity from which it expects to be able to acquire additional assets. The Company's operating results will be impacted by the Company's actual available borrowing capacity.

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

       Conversely, decreases in interest rates, in general, may, over time, cause: (i) prepayments on the Company's residential mortgage loans and RMBS to increase, thereby accelerating the amortization of its purchase premiums and the accretion of its purchase discounts; (ii) the interest expense associated with its borrowings to decrease; (iii) the value of its fixed-rate portfolio to increase; (iv) the value of its interest rate swap agreements to decrease; and (v) coupons on its ARMs and hybrid ARMs (including RMBS secured by such collateral) and on its residential mortgage loans and other floating rate securities to reset, although on a delayed basis, to lower interest rates. At June 30, 2014 and December 31, 2013, 39.3% and 46.1% of the Company's performing mortgage loan portfolio, respectively, as measured by fair value consisted of mortgage loans with a variable interest rate component, including ARMs and hybrid ARMs. At June 30, 2014 and December 31, 2013, 22.9% and 23.3% of the Company's RMBS assets, respectively, as measured by fair value, consisted of RMBS assets with a variable interest rate component, including ARMs and hybrid ARMs. Additionally, at June 30, 2014, 100% of the Company's Other Investment Securities, as measured by fair value, consisted of FMRT Notes with a variable interest rate component.

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

Credit Risk

       The Company is subject to credit risk in connection with its investments. Although the Company does not expect to encounter credit risk in its Agency RMBS, if any, it does expect to encounter credit risk related to its non-Agency RMBS, mortgage loans and other target assets, including assets it may originate or acquire in the future. Increases in defaults and delinquencies will adversely impact the Company's operating results, while declines in rates of default and delinquencies may improve the Company's operating results from this aspect of its business. The Company is subject to counterparty risk under the FMRT Notes if Fannie Mae is unable to perform its obligations under the FMRT Notes.

       A large portion of the mortgage loans that the Company acquired were current in their payment status at the time of acquisition. The Company calculates delinquency roll rates for its mortgage loan portfolio which represent the percentage of loans, as measured by unpaid principal balance, that were in current payment status in the prior month but became delinquent in the measured month. The Company's delinquency roll rates have generally outperformed its model projections from late 2013 when the whole loan portfolio achieved scale through June 30, 2014.

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

Critical Accounting Policies and Use of Estimates

       See "Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies" included in Item 1, "Financial Statements," included in this quarterly report on Form 10-Q for the Company's Critical Accounting Policies and Use of Estimates.

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

       The borrowings the Company used to fund the purchase of its portfolio totaled $506.1 million, at June 30, 2014 under the Loan Repurchase Facility, master securities repurchase agreements with four counterparties and the Exchangeable Senior Notes. The Company is also in discussions with other financial institutions to provide it with additional borrowing capacity under various agreements including repurchase agreements and other types of financing arrangements.

       At June 30, 2014, the Company had a total of $433.3 million in fair value of trust certificates representing interests in residential mortgage loans (the "Trust Certificates") pledged against its borrowings under the Loan Repurchase Facility and $197.4 million in fair value of RMBS and $12.0 million of Other Investment Securities pledged against its securities repurchase agreement borrowings.

       Under the Loan Repurchase Facility and securities repurchase agreements, the Company may be required to pledge additional assets to its counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. Generally, the Company's Loan Repurchase Facility and securities repurchase agreements contain a LIBOR-based financing rate, term and haircuts depending on the types of collateral and the counterparties involved. Further, at June 30, 2014, the range of haircut provisions associated with the Company's repurchase agreements was between 27% and 29% for pledged Trust Certificates and was between 15% and 40% for pledged non-Agency RMBS and Other Investment Securities.

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

       The Loan Repurchase Facility is used to fund purchases of the Company's mortgage loans. The Loan Repurchase Facility closed on May 30, 2013 with a borrowing capacity of $250.0 million, and was committed for a period of 364 days from inception. On March 27, 2014, the Company entered into an amendment of the Loan Repurchase Facility providing it with an additional $75.0 million of uncommitted borrowing capacity. On May 23, 2014 the Company entered into an amendment with Citi extending the termination date of the facility to May 22, 2015. The obligations are fully guaranteed by the Company.

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

       At June 30, 2014, the Company had a leverage ratio of 2.54x.

       The Company maintains certain assets, which, from time to time, may include cash, unpledged mortgage loans, non-Agency RMBS and Other Investment Securities (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by the Company's counterparties (collectively, the "Cushion") to meet routine margin calls and protect against unforeseen reductions in the Company's borrowing capabilities. The Company's ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of its securities, its cash position and margin requirements. The Company's cash position fluctuates based on the timing of its operating, investing and financing activities and is managed based on the Company's anticipated cash needs. At June 30, 2014, the Company had a Cushion of $51.6 million in addition to certain reserves held with respect to the Loan Repurchase Facility.

       At June 30, 2014, the Company had a total of $8.1 million of restricted cash pledged against its interest rate swaps, swaption and repurchase agreements.

       On November 25, 2013, the Operating Partnership issued the Exchangeable Senior Notes, which may be exchanged for shares of the Company's common stock or, to the extent necessary to satisfy NYSE listing requirements, cash, at the applicable exchange rate at any time prior to the close of business on the scheduled trading day prior to the maturity date. The Company may not elect to issue shares of common stock upon exchange of the Exchangeable Senior Notes to the extent such election would result in the issuance of 20% or more of the common stock outstanding immediately prior to the issuance of the Exchangeable Senior Notes (or more than 1,779,560 shares of common stock) until the Company receives stockholder approval for issuances above this threshold. The initial exchange rate for each $1,000 aggregate principal amount of the Exchangeable Senior Notes was 52.5417 shares of common stock, equivalent to an exchange price of approximately $19.03 per share, representing an approximately 15% premium to the last reported sale price of the common stock on November 19, 2013 (the date of the initial sale of the Exchangeable Senior Notes), which was $16.55 per share. The exchange rate will be subject to adjustment for certain events, including for regular quarterly dividends in excess of $0.50 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the exchange rate will be increased but will in no event exceed 60.4229 shares of common stock per $1,000 principal amount of 2016 Exchangeable Notes. The exchange rate was adjusted on December 27, 2013 to 54.3103 shares of common stock per $1,000 principal amount of Exchangeable Senior Notes pursuant to the Company's special dividend of $0.55 per common share and OP unit declared on December 19, 2013. Pursuant to a registration rights agreement, the Company agreed to file with the SEC within 120 days from the issue date, and to use its commercially reasonable efforts to cause to become effective within 180 days, a shelf registration statement with respect to the resales of the Company's common stock that may be issued upon exchange of the Exchangeable Senior Notes. The Company filed this shelf registration statement with the SEC on March 14, 2014, and the SEC declared it effective on May 23, 2014. If the Company fails to comply with certain of its obligations under the registration rights agreement, the Company will be required to pay liquidated damages to holders of the Exchangeable Senior Notes. The Company will increase the exchange rate by 3% for holders that exchange the Exchangeable Senior Notes when there exists a registration default with respect to shares of the Company's common stock. For additional information related to the Exchangeable Senior Notes, see "Notes to Consolidated Financial Statements—8.0% Exchangeable Senior Notes due 2016."

       On August 5, 2014, the Company entered into the Merger Agreement pursuant to which a subsidiary of the Company will merge with and into GMFS, with GMFS to survive the Merger as an indirect subsidiary of the Company. Under the terms of the Merger Agreement, the purchase price will consist of cash payable at closing, estimated at approximately $61 million, two contingent $1 million deferred premium payments payable in cash over two years, plus potential additional consideration based on future loan production and profits which will be payable over a four-year period if certain conditions are met. The Company intends to fund the closing payment from existing cash and the sale of non-Agency RMBS holdings. The Company anticipates that the closing of the Merger will occur in the fourth quarter of 2014. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events," of this quarterly report on Form 10-Q, for more information related to the Merger Agreement.

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

Cash Provided by Operating Activities

       The Company's operating activities used net cash of $1.8 million and provided net cash of $3.5 million for the six months ended June 30, 2014 and June 30, 2013, respectively. The cash used in and provided by operating activities is primarily a result of income earned on the Company's assets, partially offset by interest expense on the Company's borrowings and operating expenses.

Cash Used in Investing Activities

       The Company's investing activities used net cash of $90.9 million for the six months ended June 30, 2014 by purchasing $84.8 million of mortgage loans, $11.8 million of RMBS and $10.7 million of Other Investment Securities paying a premium of $4.8 million for an interest rate swaption and increasing restricted cash by $6.0 million in connection with interest rate swaps, swaption and securities repurchase agreements, which was offset by $9.5 million of principal repayments on mortgage loans, $15.6 million of principal repayments on real estate securities and $2.1 million of proceeds from the sale of real estate securities.

       The Company's investing activities used net cash of $393.7 million for the six months ended June 30, 2013. During the six months ended June 30, 2013, the Company utilized cash to purchase $119.8 million in mortgage loans and $344.6 million in RMBS (net of changes in amounts payable for real estate securities purchased) and increased restricted cash by $8.7 million in connection with swap, TBAs and repurchase agreements, which was offset by principal repayments principal repayments on mortgage loans of $0.9 million and on real estate securities of $24.6 million, and proceeds from the sale of real estate securities of $53.9 million (net of changes in amounts receivable for real estate securities sold).

Cash Provided by Financing Activities

       The Company's financing activities provided cash of $63.3 million for the six months ended June 30, 2014, which was a result of net borrowings from the Loan Repurchase Facility of $57.6 million, borrowings from securities repurchase agreements of $71.5 million, offset by repayments of securities repurchase agreements of $53.8 million and the payment of dividends and distributions on common stock and OP units of $12.0 million.

       The Company's financing activities provided cash of $392.3 million for the six months ended June 30, 2013, which was a result of net proceeds and borrowings from the Loan Repurchase Facility of $89.1 million, net proceeds from the issuance of common stock of $118.9 million and borrowings from securities repurchase agreements of $287.9 million, partially offset by repayments of securities repurchase agreements of $95.5 million, repurchases of common stock of $5.8 million, the payment of dividends and distributions on common stock and OP units of $2.0 million, and other items.

Contractual Obligations

       The Company has entered into an Investment Advisory Agreement with the Advisor. The Advisor is entitled to receive a quarterly advisory fee, loan sourcing fee and the reimbursement of certain expenses; however, these obligations do not have fixed and determinable payments.

       The following table presents contractual obligations and commitments at June 30, 2014, as discussed above under "Liquidity and Capital Resources":

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
	(dollars in thousands)
Loan repurchase facility	$293,609	$293,609	$—	$—	$—
Interest on loan repurchase facility(1)	8,497	8,497	—	—	—
Repurchase agreements	156,344	156,344	—	—	—
Interest on securities repurchase agreements(1)	532	532	—	—	—
Exchangeable Senior Notes	57,500	—	57,500	—	—
Interest on Exchangeable Senior Notes	11,500	5,188	6,312	—	—
Total	$527,982	$464,170	$63,812	$—	$—
____________________

(1)	Interest is calculated based on the interest rate in effect at June 30, 2014 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

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

       The following table reconciles net income computed in accordance with GAAP to Core Earnings:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income – GAAP	$25,872,135	$(7,568,877)	$28,354,994	$(5,595,182)
Recurring adjustments for non-core earnings:
Change in unrealized gain or loss on mortgage loans	(21,960,921)	(1,596,197)	(22,650,525)	(1,567,291)
Change in unrealized gain or loss on real estate securities	(1,548,195)	15,642,642	(4,284,253)	14,739,365
Change in unrealized gain or loss on other investment securities	(905,862)	—	(1,276,626)	—
Realized (gain) on mortgage loans	(176,667)	(66,244)	(407,404)	(66,244)
Realized (gain) on real estate securities	—	246,055	(73,619)	246,055
Loss/(gain) on derivative instruments	1,902,949	(3,698,381)	5,011,630	(3,979,525)
Core Earnings – non-GAAP	$3,183,439	$2,958,998	$4,674,197	$3,777,178
Core Earnings – per diluted weighted average share
outstanding – non-GAAP	$0.36	$0.33	$0.53	$0.50

Subsequent Events

GMFS Transaction

       On August 5, 2014, the Company, in its capacity as guarantor, entered into an agreement and plan of merger (the "Merger Agreement") among ZFC Honeybee TRS, LLC ("Honeybee TRS"), an indirect subsidiary of the Company, ZFC Honeybee Acquisitions, LLC ("Honeybee Acquisitions"), a wholly owned subsidiary of Honeybee TRS, GMFS, LLC ("GMFS"), and Honeyrep, LLC, solely in its capacity as the Securityholder Representative (as defined in the Merger Agreement). Subject to the terms and conditions of the Merger Agreement, Honeybee Acquisitions will merge with and into GMFS (the “Merger”), with GMFS surviving the Merger as an indirect subsidiary of the Company.

       GMFS is an approved Fannie Mae Seller-Servicer, Freddie Mac Seller-Servicer, Ginnie Mae issuer, Department of Housing and Urban Development (“HUD”) / Federal Housing Administration (“FHA”) Mortgagee, U.S. Department of Agriculture (“USDA”) approved originator and U.S. Department of Veterans Affairs (“VA”) Lender. GMFS currently originates loans that are eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, VA and USDA through retail, correspondent and broker channels. GMFS also originates and sells reverse mortgage loans as part of its existing operations.

       Under the terms of the Merger Agreement, the purchase price will consist of cash payable at closing, estimated at approximately $61 million, two contingent $1 million deferred premium payments payable in cash over two years, plus potential additional consideration based on future loan production and profits which will be payable over a four-year period if certain conditions are met. The cash payable at closing will include the actual market value of GMFS’s MSR portfolio, which was $30.1 million at June 30, 2014. In addition to the value of the MSR portfolio, the purchase price will reflect the actual value of GMFS's net tangible assets as of the closing date. The $2 million of deferred premium payments is contingent on GMFS remaining profitable and retaining certain key employees. The additional contingent consideration is dependent on GMFS achieving certain profitability and loan production goals and is capped at $20 million. Up to 50% of the additional contingent consideration may be paid in common stock of the Company, at the Company’s option. The Company intends to fund the closing payment from existing cash and the sale of non-Agency RMBS holdings.

       The obligation of each party to the Merger Agreement to consummate the Merger is subject to a number of conditions, including the receipt of regulatory and seller/servicer related approvals relating to the transfer of GMFS’s licenses, the delivery of certain documents and consents, the representations and warranties of the parties being true and correct, subject to the materiality standards contained in the Merger Agreement, and the absence of a material adverse effect on GMFS.

       The Company anticipates that the closing of the Merger will occur in the fourth quarter of 2014. Upon closing, the Company expects GMFS to continue to operate under its existing name, and under the leadership of the current management team. The Merger Agreement contains customary representations and warranties by the parties, as well as customary covenants, including non-competition and non-solicitation covenants by GMFS's key managers, a covenant by GMFS to conduct its business and operations in the ordinary course between the date of the Merger Agreement and the closing of the Merger and indemnification covenants by both parties, subject to stated thresholds and limitations.

Amendment to Investment Advisory Agreement

       On August 11, 2014, the Company amended its Investment Advisory Agreement to provide that the Company shall pay its Advisor a loan sourcing fee quarterly in arrears in lieu of any payments or reimbursements that would otherwise be due to the Advisor or its affiliates pursuant to Investment Advisory Agreement for loan sourcing services provided. The loan sourcing fee is equal to 0.50% of the principal balance of newly originated residential mortgage loans sourced by the Advisor or its affiliates through its conduit program and acquired by the Company's subsidiaries.

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

       The borrowings the Company used to fund the purchase of its portfolio included $450.0 million at June 30, 2014 under master securities repurchase agreements with four counterparties and under the Loan Repurchase Facility. The Company is also in discussions with other financial institutions to provide it with additional borrowing capacity under various agreements including repurchase agreements and other types of financing arrangements. At June 30, 2014, the Company also had interest rate swaps with an outstanding notional amount of $17.2 million, resulting in variable rate debt of $432.8 million. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $432.8 million in variable rate debt by $0.5 million. Such hypothetical impact of interest rates on the Company's variable rate debt does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, the Company may take actions to further mitigate its exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company's financial structure.

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

       The following table summarizes the Company's exposure to its repurchase agreements and derivative counterparties at June 30, 2014:

		Repurchase	Swaps &		Exposure as a
	Number of	Agreement	Swaption at Fair		Percentage of Total
	Counterparties	Borrowings(1)	Value	Exposure(2)	Assets
	(dollars in thousands)
North America:
U.S.	1	$92,602	$—	$30,420	4.3%
Canada(3)	1	300,458	—	141,488	19.8
	2	393,060	—	171,908	24.1%
Europe:(3)
United Kingdom	1	12,054	—	4,530	0.6%
Switzerland	1	45,802	(74)	23,453	3.3
	2	57,856	(74)	27,983	3.9%
Total Counterparty Exposure	4	$450,916	$(74)	$199,891	28.0%
____________________

(1)	Includes accrued interest payable.
(2)	The exposure reflects the difference between (a) the amount loaned to us through repurchase agreements, including interest payable, plus the derivative liability and (b) the cash and the fair value of the securities pledged by us as collateral, including accrued interest receivable on such securities, plus derivative assets.
(3)	Includes foreign based counterparties as well as U.S. domiciled subsidiaries of such counterparties, as such transactions are generally entered into with a U.S. domiciled subsidiary of such counterparties.

       The following table presents information with respect to any counterparty for repurchase agreements for which the Company had greater than 5% of stockholders' equity at risk in the aggregate at June 30, 2014:

			Weighted
			Average Months
			to Maturity for	Percentage of
	Counterparty		Repurchase	Stockholders'
Counterparty	Rating(1)	Amount of Risk(2)	Agreements	Equity
	(dollars in thousands)
Citigroup Inc.(3)	A/A2	$141,488	11	71.1%
Barclays PLC(4)	A/NR	$23,453	<1	11.8%
RBC Capital Markets, LLC	AA-/A2	$30,420	2	15.3%
____________________

(1)	The counterparty rating presented is the long-term issuer credit rating as rated at June 30, 2014 by S&P and Moody's, respectively.
(2)	The amount at risk reflects the difference between (a) the amount loaned to us through repurchase agreements, including interest payable, plus the net unrealized gain on swaps including collateral pledged and (b) the cash and the fair value of the securities pledged by us as collateral, including accrued interest receivable on such securities.
(3)	Includes amounts at risk with Citibank, N.A. and Citigroup Global Markets Inc. Counterparty rating is for Citibank, N.A. which represents $138.9 million of the total exposure. The remaining exposure is to Citigroup Global Markets Inc. which was rated A/Baa2 by S&P and Moody's, respectively at June 30, 2014.
(4)	Includes amounts at risk with Barclays Capital Inc. and Barclays Bank PLC. Counterparty rating is for Barclays Capital Inc. which represents $18.4 million of the total exposure. The remaining exposure is to Barclays Bank PLC which was rated A/A2 by S&P and Moody's, respectively at June 30, 2014.

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

       The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2014. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

       There have been no changes in the Company's "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three month period ended June 30, 2014 that have materially affected, or was reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2014, the Company was not involved in any legal proceedings.

Item 1A. Risk Factors

     There have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Company's combined Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Mine Safety Disclosures

     Not applicable.

Item 5. Other Information

     None.

Item 6. Exhibits

(a) Exhibits Files

Exhibit No.	Description
3.1*	Articles of Amendment and Restatement of ZAIS Financial Corp., incorporated by reference to Exhibit 3.1 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

3.2*	Articles Supplementary of ZAIS Financial Corp., incorporated by reference to Exhibit 3.2 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

3.3*	Bylaws of ZAIS Financial Corp., incorporated by reference to Exhibit 3.3 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

4.1*	Specimen Common Stock Certificate of ZAIS Financial Corp., incorporated by reference to Exhibit 4.1 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

10.1*	Agreement of Limited Partnership, dated as of July 29, 2011, of ZAIS Financial Partners, L.P., as amended on August 3, 2011, October 11, 2012, and December 13, 2012, incorporated by reference to Exhibit 10.2 of the Registrant's Form S 11, as amended (Registration No. 333 185938).

10.2*	Amendment to Agreement of Limited Partnership, dated as of February 13, 2013, of ZAIS Financial Partners, L.P., incorporated by reference to Exhibit 10.3 of the Registrant's Form 10 K, filed March 28, 2013.

10.3	Amendment Number One, dated May 23, 2014, to the Master Loan Repurchase Agreement dated as of May 30, 2013 among ZFC Trust and Citibank, N.A.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document
____________________

*	Previously filed
**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAIS FINANCIAL CORP.

Date: August 12, 2014

	By:	/s/ Michael Szymanski
Michael Szymanski
Chief Executive Officer and President

	By:	/s/ Paul McDade
Paul McDade
Chief Financial Officer and Treasurer

S-1