Form 10-Q
period 2014-09-30
ZAIS Financial Corp.
filed 2014-11-13
CIK 1527590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

       The Company has 7,970,886 shares of common stock, par value $0.0001 per share, outstanding as of November 11, 2014.

ZAIS FINANCIAL CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZAIS Financial Corp. and Subsidiaries
Consolidated Balance Sheets

	September 30,
	2014	December 31,
	(unaudited)	2013
	(Expressed in United States Dollars)
Assets
Cash	$25,777,158	$57,060,806
Restricted cash	7,037,018	2,128,236
Mortgage loans, at fair value – $429,950,015 and $331,522,165 pledged as collateral,
respectively	430,096,984	331,785,542
Real estate securities, at fair value – $209,788,341 and $183,722,511 pledged as collateral,
respectively	243,904,451	226,155,221
Other Investment Securities, at fair value – $11,232,008 and $0 pledged as collateral,
respectively	13,440,551	—
Real estate owned, at fair value	166,427	—
Derivative assets, at fair value	69,659	284,454
Other assets	1,129,159	2,666,799
Total assets	$721,621,407	$620,081,058
Liabilities
Loan Repurchase Facilities	$293,178,268	$236,058,976
Securities repurchase agreements	165,603,461	138,591,678
Exchangeable Senior Notes	55,231,973	54,539,051
Derivative liabilities, at fair value	1,621,305	1,471,607
Dividends and distributions payable	3,559,120	8,452,910
Accounts payable and other liabilities	3,731,226	1,828,947
Accrued interest payable	1,970,060	1,369,327
Total liabilities	$524,895,413	$442,312,496
Commitments and Contingencies (Note 15)
Stockholders' equity
12.5% Series A cumulative non-voting preferred stock, $0.0001 par value; 50,000,000 shares
authorized; zero shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 7,970,886 shares issued and
outstanding	798	798
Additional paid-in capital	164,207,617	164,207,617
Retained earnings (accumulated deficit)	12,023,964	(4,958,607)
Total ZAIS Financial Corp. stockholders' equity	176,232,379	159,249,808
Non-controlling interests in operating partnership	20,493,615	18,518,754
Total stockholders' equity	196,725,994	177,768,562
Total liabilities and stockholders' equity	$721,621,407	$620,081,058

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Expressed in United States Dollars)
Interest income
Mortgage loans	$6,837,318	$4,051,406	$19,306,825	$4,984,265
Real estate securities	3,976,315	4,222,038	11,549,506	12,660,723
Other Investment Securities	186,986	—	468,541	—
Total interest income	11,000,619	8,273,444	31,324,872	17,644,988
Interest expense
Loan Repurchase Facilities	2,390,022	1,455,617	6,481,009	1,744,913
Securities repurchase agreements	677,159	877,522	2,074,851	2,259,041
Exchangeable senior notes	1,424,497	—	4,256,155	—
Total interest expense	4,491,678	2,333,139	12,812,015	4,003,954
Net interest income	6,508,941	5,940,305	18,512,857	13,641,034
Other gains/(losses)
Change in unrealized gain or loss on mortgage loans	915,797	3,644,036	23,566,322	5,211,327
Change in unrealized gain or loss on real estate securities	(2,319,287)	4,785,568	1,964,966	(9,953,797)
Change in unrealized gain or loss on Other Investment Securities	(892,336)	—	384,290	—
Change in unrealized gain or loss on real estate owned	(3,169)	—	(3,169)	—
Realized gain on mortgage loans	564,842	346,482	972,246	412,726
Realized gain/(loss) on real estate securities	446,153	(9,113,260)	519,772	(9,359,315)
(Loss)/gain on derivative instruments	(517,117)	1,510,143	(5,528,747)	5,489,668
Total other gains/(losses)	(1,805,117)	1,172,969	21,875,680	(8,199,391)
Expenses
Professional fees	1,031,529	1,090,672	3,783,124	2,583,246
Advisory fee – related party	718,372	710,563	2,131,690	1,903,635
Transaction costs	435,200	279,136	1,684,205	533,480
Loan servicing fees	604,285	319,489	1,577,164	434,023
General and administrative expenses	634,640	565,221	1,577,562	1,434,249
Total expenses	3,424,026	2,965,081	10,753,745	6,888,633
Net income/(loss)	1,279,798	4,148,193	29,634,792	(1,446,990)
Net income/(loss) allocated to non-controlling interests	130,301	432,132	3,087,159	(57,250)
Preferred dividends	—	—	—	15,379
Net income/(loss) attributable to ZAIS Financial Corp common
stockholders	$1,149,497	$3,716,061	$26,547,633	$(1,405,119)
Net income/(loss) per share applicable to common stockholders:
Basic	$0.14	$0.47	$3.33	$(0.20)
Diluted	$0.14	$0.47	$2.99	$(0.20)
Weighted average number of shares of common stock:
Basic	7,970,886	7,970,886	7,970,886	7,038,304
Diluted	8,897,800	8,897,800	10,677,360	7,965,218

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock
	Shares of Preferred Stock	Preferred Stock at Par	Shares of Common Stock	Common Stock at Par	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Total ZAIS Financial Corp. Stockholders' Equity	Non- Controlling Interests in Operating Partnership	Total Stockholders' Equity
	(Expressed in United States Dollars)
Balance at December 31, 2012	133	$—	2,071,096	$207	$39,759,770	$5,281,941	$45,041,918	$20,098,877	$65,140,795
Reversal of common stock repurchase liability	—	—	249,790	25	5,440,150	—	5,440,175	—	5,440,175
Repurchase of preferred shares	(133)	—	—	—	(133,000)	—	(133,000)	—	(133,000)
Net proceeds from initial public offering	—	—	5,650,000	566	118,861,934	—	118,862,500	—	118,862,500
Equity raise payments	—	—	—	—	(216,658)	—	(216,658)	—	(216,658)
Distributions on OP units	—	—	—	—	—	—	—	(1,965,060)	(1,965,060)
Dividends on common stock	—	—	—	—	—	(16,898,276)	(16,898,276)	—	(16,898,276)
Rebalancing of ownership percentage between
the Company and operating partnership	—	—	—	—	495,421	—	495,421	(495,421)	—
Net income	—	—	—	—	—	6,657,728	6,657,728	880,358	7,538,086
Balance at December 31, 2013	—	—	7,970,886	798	164,207,617	(4,958,607)	159,249,808	18,518,754	177,768,562
Distributions on OP units	—	—	—	—	—	—	—	(1,112,298)	(1,112,298)
Dividends on common stock	—	—	—	—	—	(9,565,062)	(9,565,062)	—	(9,565,062)
Net income	—	—	—	—	—	26,547,633	26,547,633	3,087,159	29,634,792
Balance at September 30, 2014 (unaudited)	—	$—	7,970,886	$798	$164,207,617	$12,023,964	$176,232,379	$20,493,615	$196,725,994

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2014	2013
	(Expressed in United States Dollars)
Cash flows from operating activities
Net income / (loss)	$29,634,792	$(1,446,990)
Adjustments to reconcile net income / (loss) to net cash (used in) / provided by operating activities
Net (accretion)/amortization of (discounts)/premiums related to mortgage loans	(5,420,968)	(2,918,421)
Net (accretion)/amortization of (discounts)/premiums related to real estate securities	(4,197,196)	(2,048,391)
Net (accretion)/amortization of (discounts)/premiums related to Other Investment Securities	(129,307)	—
Change in unrealized gain or loss on mortgage loans	(23,566,322)	(5,211,327)
Change in unrealized gain or loss on real estate securities	(1,964,966)	9,953,797
Change in unrealized gain or loss on Other Investment Securities	(384,290)	—
Change in unrealized gain or loss on real estate owned	3,169	—
Realized gain on mortgage loans	(972,246)	(412,726)
Realized (gains) / loss on real estate securities	(519,772)	9,359,315
Change in unrealized gain or loss on derivative instruments	5,168,243	(547,756)
Amortization of Exchangeable Senior Notes discount	692,922	—
Changes in operating assets and liabilities
(Increase)/decrease in other assets	1,537,640	(2,353,604)
Increase in accounts payable and other liabilities	1,902,279	318,797
Increase in accrued interest payable	600,733	523,996
Net cash provided by operating activities	2,384,711	5,216,690
Cash flows from investing activities
Acquisitions of mortgage loans	(84,795,975)	(334,162,044)
Proceeds from principal repayments on mortgage loans	16,274,473	7,911,106
Acquisitions of real estate securities (net of change in payable for real estate securities
purchased)	(47,034,324)	(365,230,804)
Proceeds from principal repayments on real estate securities	23,648,183	39,852,360
Proceeds from sales of real estate securities (net of changes in receivable for real estate
securities sold)	12,318,845	282,838,041
Acquisitions of Other Investment Securities	(12,926,954)	—
Premium paid for interest rate swaption	(4,803,750)	—
Restricted cash used in investment activities	(4,908,782)	736,347
Net cash used in investing activities	(102,228,284)	(368,054,994)
Cash flows from financing activities
Proceeds from issuance of common stock, net	—	118,862,500
Payment of common stock repurchase liability	—	(5,750,512)
Net borrowings from Loan Repurchase Facilities	57,119,292	240,477,801
Borrowings from securities repurchase agreements	105,218,260	334,766,809
Repayments of securities repurchase agreements	(78,206,477)	(316,784,950)
Dividends on common stock and distributions on OP Units (net of change in dividends and
distributions payable)	(15,571,150)	(5,961,526)
Repurchase of preferred stock including dividend	—	(148,379)
Equity raise payments	—	(216,658)
Net cash provided by financing activities	68,559,925	365,245,085
Net (decrease)/increase in cash	(31,283,648)	2,406,781
Cash
Beginning of period	57,060,806	19,061,110
End of period	$25,777,158	$21,467,891
Supplemental disclosure of cash flow information
Interest paid on Loan Repurchase Facilities, securities repurchase agreements and
Exchangeable Senior Notes	$11,405,140	$3,479,958
Taxes paid	$—	$—
Supplemental disclosure of noncash investing and financing activities
Increase in dividends and distributions payable	$3,559,120	$—

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of the wholly owned subsidiaries of the Operating Partnership. The Company, which serves as the sole general partner of and conducts substantially all of its business through the Operating Partnership, holds approximately 89.6% of the operating partnership units ("OP units") in the Operating Partnership at September 30, 2014 and December 31, 2013. The Operating Partnership in turn holds directly or indirectly all of the equity interests in its subsidiaries. All intercompany balances have been eliminated in consolidation.

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

The Company has evaluated its real estate securities investments to determine if each represents a variable interest in a VIE. The Company monitors these investments and analyzes them for potential consolidation. The Company's real estate securities investments represent variable interests in VIEs. At September 30, 2014 and December 31, 2013, no VIEs required consolidation as the Company was not the primary beneficiary of any of these VIEs. At September 30, 2014 and December 31, 2013, the maximum exposure of the Company to VIEs is limited to the fair value of its investments in real estate securities as disclosed in the consolidated balance sheets.

Cash and Cash Equivalents

The Company considers highly liquid short-term interest bearing instruments with original maturities of three months or less and other instruments readily convertible into cash to be cash equivalents. The Company's deposits with financial institutions may exceed federally insurable limits of $250,000 per institution. The Company mitigates this risk by depositing funds with major financial institutions. At September 30, 2014, the Company's cash was held with two custodians.

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

Other Investment Securities

Other investment securities are comprised of investments in Fannie Mae's Risk Transfer Notes ("FMRT Notes") and Freddie Mac Structured Agency Credit Risk Notes ("FMSA Notes" and together with the FMRT Notes, the "Other Investment Securities"). The Other Investment Securities represent unsecured general obligations of Fannie Mae and Freddie Mac, respectively, and are structured to be subject to the performance of a certain pool of residential mortgage loans.

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

At September 30, 2014, approximately 10.4% in unpaid principal balance of the Company's mortgage loans carries mortgage insurance.

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

Derivative Instruments

Interest Rate Swaption Agreements

An interest rate swaption agreement represents an option that gives the Company the right, but not the obligation, to enter into a previously agreed upon interest rate swap agreement on a future date. If exercised the Company will enter into an interest rate swap agreement and is obligated to pay a fixed rate of interest and receive a floating rate of interest. The Company utilizes proprietary modeling analysis or industry standard third party analytics to support the counterparty valuations received for interest rate swaption agreements. These counterparty valuations are generally based on models with observable market inputs such as interest rates and contractual cash flows, and, as such, are classified as Level 2 on the fair value hierarchy. The Company's interest rate swaption agreements are governed by International Swap and Derivative Association trading agreements, which are separately negotiated agreements with dealer counterparties. At September 30, 2014, no credit valuation adjustment was made in determining the fair value of the derivative.

Interest Rate Swap Agreements

An interest rate swap is an agreement between the Company and a counterparty to exchange periodic interest payments where one party to the contract makes a fixed rate payment in exchange for a floating rate payment from the other party. The Company utilizes proprietary modeling analysis or industry standard third party analytics to support the counterparty valuations received for interest rate swap agreements. These counterparty valuations are generally based on models with observable market inputs such as interest rates and contractual cash flows, and, as such, are classified as Level 2 on the fair value hierarchy. The Company's interest rate swap agreements are governed by International Swap and Derivative Association trading agreements, which are separately negotiated agreements with dealer counterparties. At September 30, 2014 and December 31, 2013, no credit valuation adjustment was made in determining the fair value of the derivative.

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

Offering Costs

Offering costs are accounted for as a reduction of additional paid-in capital. Offering costs in connection with the Company's IPO were paid out of the proceeds of the IPO. Costs incurred to organize the Company were expensed as incurred. The Company's obligation to pay for organization and offering expenses directly related to the IPO was capped at $1.2 million and the Advisor paid for expenses incurred above the cap.

Loan Repurchase Facilities

The Company finances a portion of its distressed and re-performing mortgage loan portfolio through the use of repurchase agreements entered into under a master repurchase agreement with Citibank, N.A. ("Citi") in an aggregate principal amount of up to $325.0 million (the "Citi Loan Repurchase Facility"). In addition, on August 14, 2014, the Company entered into a master repurchase agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse”) to finance newly originated residential mortgage loans, in aggregate principal amount of up to $100 million, of which the entire $100 million is committed (the “Credit Suisse Loan Repurchase Facility” and together with the Citi Loan Repurchase Facility, the "Loan Repurchase Facilities"). Under the Loan Repurchase Facilities, the Company may sell, and later repurchase trust certificates representing interests in residential mortgage loans (the "Trust Certificates"). The borrowings under the Loan Repurchase Facilities are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreement. The borrowings under the Loan Repurchase Facilities are recorded on the trade date at the contract amount.

The Company pledges cash and certain of its Trust Certificates as collateral under the Loan Repurchase Facilities. The amounts available to be borrowed are dependent upon the fair value of the Trust Certificates pledged as collateral, which fluctuates with changes in interest rates, type of underlying mortgage loans and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in the fair value of pledged Trust Certificates, the lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. At September 30, 2014 and December 31, 2013, the Company has met all margin call requirements under the Citi Loan Repurchase Facility, and no borrowings were outstanding under the Credit Suisse Loan Repurchase Facility as of such dates.

Securities Repurchase Agreements—Real Estate Securities and Other Investment Securities

The Company finances a portion of its RMBS portfolio and Other Investment Securities through the use of securities repurchase agreements entered into under master repurchase agreements with four financial institutions at September 30, 2014. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Repurchase agreements are recorded on trade date at the contract amount.

The Company pledges cash and certain of its RMBS and Other Investment Securities as collateral under these securities repurchase agreements. The amounts available to be borrowed are dependent upon the fair value of the RMBS and Other Investment Securities pledged as collateral, which fluctuates with changes in interest rates, type of securities and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in the fair value of pledged RMBS and Other Investment Securities, the lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. At September 30, 2014 and December 31, 2013, the Company has met all margin call requirements.

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

Interest Rate Swaption Agreements

The credit support annex provisions of the Company's interest rate swaption agreement allows the parties to mitigate their credit risk by requiring the party which is out of the money to post collateral. At September 30, 2014, all collateral provided under this agreement consisted of cash collateral.

Interest Rate Swap Agreements

The Company's interest rate swap agreements contain legally enforceable provisions that allow for netting or setting off of all individual interest rate swap receivables and payables with each respective counterparty and, therefore, the fair value of those interest rate swap agreements are netted. The credit support annex provisions of the Company's interest rate swap agreements allow the parties to mitigate their credit risk by requiring the party which is out of the money to post collateral. At September 30, 2014 and December 31, 2013, all collateral provided under these agreements consisted of cash collateral.

TBA Securities

The Company may, and has in the past, entered into TBA contracts as a means of acquiring exposure to Agency RMBS and may, from time to time, utilize TBA dollar roll transactions to finance Agency RMBS purchases. The Company may also enter into TBA contracts as a means of hedging against short-term changes in interest rates. The Company may choose, prior to settlement, to move the settlement of these securities to a later date by entering into an offsetting position (referred to as a "pair off"), settling the paired off positions against each other for cash, and simultaneously entering into a similar TBA contract for a later settlement date, which is commonly and collectively referred to as a "dollar roll" transaction. At September 30, 2014 and December 31, 2013, the Company did not have any TBA contracts outstanding.

8% Exchangeable Senior Notes Due 2016

On November 25, 2013, the Operating Partnership issued $57.5 million aggregate principal amount of unsecured 8.00% Exchangeable Senior Notes due 2016 (the "Exchangeable Senior Notes"). The Exchangeable Senior Notes are carried at amortized cost. Interest expense on the Exchangeable Senior Notes is computed using the effective interest method. The conversion features of the Exchangeable Senior Notes are deemed to be an embedded derivative. Accordingly, the Company is required to bifurcate the embedded derivative related to the conversion features of the Exchangeable Senior Notes. The Company recognized the embedded derivative as a liability in its consolidated balance sheets at September 30, 2014 and December 31, 2013, measures it at its estimated fair value and recognizes changes in its estimated fair value in gain/(loss) on derivative instruments in the Company's consolidated statements of operations.

Net Income (Loss) Per Share

The Company's basic earnings per share ("EPS") is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding OP units and Exchangeable Senior Notes were converted to common stock, where such exercise or conversion would result in a lower EPS. The dilutive effect of OP units is computed assuming all units are converted to common stock. The dilutive effect of the Exchangeable Senior Notes is computed assuming shares converted are limited to 1,779,560 pursuant to New York Stock Exchange ("NYSE") restrictions. The 1,779,560 shares of common stock were included in the calculation of diluted EPS as such inclusion was dilutive for the nine months ended September 30, 2014.

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

The Company evaluates uncertain income tax positions when applicable. Based upon its analysis of income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria at either September 30, 2014 or December 31, 2013.

The Company has elected to treat three of its subsidiaries, ZFC Funding, Inc., ZFC Trust TRS I, LLC and ZFC Honeybee TRS, LLC as taxable REIT subsidiaries (the "TRS entities"). The Company may perform certain activities through these TRS entities that could adversely impact the Company's REIT qualification if performed other than through a TRS. Earnings from activities conducted through the TRS entities are subject to federal and state income taxes irrespective of the dividends-paid deduction available to REITs for federal income tax purposes. In addition, for the Company to continue to qualify to be taxed as a REIT, the Company's total investment in all TRS entities may not exceed 25% of the value of the total assets of the Company determined for federal income tax purposes.

For the three and nine months ended September 30, 2014, the Company had activity in the TRS entities which resulted in a deferred tax asset of $577,940, related to net operating losses and future deductible amounts for tax purposes. A full valuation allowance has been established with respect to taxes at the date of the consolidated balance sheet for the deferred tax asset. For the three and nine months ended September 30, 2013, the Company did not have any significant activity in the TRS entities which generated taxable income, therefore no provision for federal income taxes has been made in the accompanying consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-04) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. If conditions or events indicate it is probable that an entity will be unable to meet its obligations as they become due within one year after the financial statements are issued, the update requires additional disclosures. The update is effective for periods beginning after December 15, 2016 with early adoption permitted. Adoption of ASU 2014-15 is not expected to have a material effect on the Company’s consolidated financial statements.

3. Fair Value

Fair Value Measurement

Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following table sets forth the Company's financial instruments that were accounted for at fair value on a recurring basis at September 30, 2014, by level within the fair value hierarchy:

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$—	$—	$430,096,984	$430,096,984
Non-Agency RMBS	—	—	243,904,451	243,904,451
Other Investment Securities	—	—	13,440,551	13,440,551
Real Estate Owned	—	—	166,427	166,427
Derivative assets	—	69,659	—	69,659
Total	$—	$69,659	$687,608,413	$687,678,072
Liabilities
Derivative liabilities	$—	$1,621,305	$—	$1,621,305
Total	$—	$1,621,305	$—	$1,621,305

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

The following table presents additional information about the Company's financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Nine Months Ended September 30, 2014				Year Ended December 31, 2013
			Other
	Mortgage		Investment	Real Estate	Mortgage
	Loans	RMBS	Securities	Owned	Loans	RMBS
Beginning balance	$331,785,542	$226,155,221	$—	$—	$—	$100,911,651
Total net transfers into/out of
Level 3	—	—	—	—	—	—
Acquisitions	84,795,975	47,034,324	12,926,954	—	334,162,044	234,397,506
Proceeds from sales	—	(12,318,845)	—	—	—	(68,190,593)
Net accretion of discounts	5,420,778	4,197,196	129,307	190	3,059,231	3,727,702
Proceeds from principal
repayments	(16,274,473)	(23,648,183)	—	—	(13,871,059)	(39,338,730)
Conversion of mortgage loans
to REO	(169,406)	—	—	169,406	—	—
Total losses
(realized/unrealized)
included in earnings	(6,319,913)	(2,031,595)	(52,950)	—	(6,344,877)	(9,138,009)
Total gains
(realized/unrealized)
included in earnings	30,858,481	4,516,333	437,240	(3,169)	14,780,203	3,785,694
Ending balance	$430,096,984	$243,904,451	$13,440,551	$166,427	$331,785,542	$226,155,221

	Nine Months Ended September 30, 2014				Year Ended December 31, 2013
			Other
	Mortgage		Investment	Real Estate	Mortgage
	Loans	RMBS	Securities	Owned	Loans	RMBS
The amount of total gains or
(losses) for the period
included in earnings
attributable to the change
in unrealized gains or
losses relating to assets or
liabilities still held at the
reporting date	$23,744,752	$2,104,672	$384,290	$(3,169)	$7,136,482	$(2,822,969)

There were no financial assets or liabilities that were accounted for at fair value on a nonrecurring basis at September 30, 2014 and December 31, 2013. There were no transfers into or out of Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2014.

The following table presents quantitative information about the Company's mortgage loans which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at	Valuation	Unobservable			Weighted
	September 30, 2014	Technique(s)	Input	Min/Max		Average
Mortgage Loans	$430,096,984	Model	Constant voluntary prepayment	1.5%	8.7%	4.0%
			Constant default rate	0.5%	3.9%	2.8%
			Loss severity	5.6%	43.4%	24.5%
			Delinquency	3.2%	13.2%	10.2%

The following table presents quantitative information about the Company's real estate securities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at	Valuation				Weighted
	September 30, 2014	Technique(s)	Unobservable Input	Min/Max		Average
Non-Agency RMBS(1)
Alternative – A	$84,629,833	Broker quotes/ comparable trades	Constant voluntary prepayment	1.5%	26.2%	12.9%
			Constant default rate	0.3%	7.4%	3.1%
			Loss severity	0.0%	89.3%	24.0%
			Delinquency	1.1%	25.7%	10.3%
Pay option adjustable rate	52,423,327	Broker quotes/ comparable trades	Constant voluntary prepayment	1.5%	19.7%	8.6%
			Constant default rate	1.3%	20.3%	4.4%
			Loss severity	0.0%	85.9%	41.1%
			Delinquency	5.6%	39.5%	15.4%
Prime	85,081,098	Broker quotes/ comparable trades	Constant voluntary prepayment	2.5%	18.4%	9.8%
			Constant default rate	0.3%	8.4%	4.1%
			Loss severity	0.0%	78.2%	28.6%
			Delinquency	3.4%	25.0%	13.0%
Subprime	21,770,193	Broker quotes/ comparable trades	Constant voluntary prepayment	1.8%	12.8%	6.1%
			Constant default rate	3.2%	11.2%	5.1%
			Loss severity	2.7%	97.5%	43.4%
			Delinquency	13.1%	30.0%	19.2%
Total Non-Agency RMBS	$243,904,451
____________________

(1)	The Company uses third-party dealer quotes to estimate fair value of some of its financial assets. The Company verifies selected prices by using a variety of methods, including comparing prices to internally estimated prices and corroborating the prices by reference to other independent market data, such as relevant benchmark indices and prices of similar instruments. Where the Company has disclosed unobservable inputs for broker quotes or comparable trades, those inputs are based on the Company's validations performed at the security level.

The following table presents quantitative information about the Company's Other Investment Securities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at	Valuation		Weighted
	September 30, 2014	Technique(s)	Unobservable Input	Average
Other Investment Securities(1)	$13,440,551	Broker quotes/ comparable trades	Constant voluntary prepayment	7.6%
____________________

(1)	The Company uses third-party dealer quotes to estimate fair value of some of its financial assets. The Company verifies selected prices by using a variety of methods, including comparing prices to internally estimated prices and corroborating the prices by reference to other independent market data, such as relevant benchmark indices and prices of similar instruments. Where the Company has disclosed unobservable inputs for broker quotes or comparable trades, those inputs are based on the Company's validations performed at the security level.

Real estate owned, which had a fair value of $166,427 at September 30, 2014, is valued using broker pricing opinions, adjusted for estimated time to liquidation.

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

The following table presents the difference between the fair value and the aggregate unpaid principal amount and/or notional balance of assets for which the fair value option was elected at September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
		Unpaid			Unpaid
		Principal			Principal
		and/or Notional			and/or Notional
	Fair Value	Balance(1)	Difference	Fair Value	Balance(1)	Difference
Financial instruments, at fair
value Assets
Mortgage loans	$430,096,984	$482,270,267	$(52,173,283)	$331,785,542	$398,828,497	$(67,042,955)
Non-Agency RMBS	243,904,451	335,269,695	(91,365,244)	226,155,221	324,241,597	(98,086,376)
Other Investment Securities	13,440,551	12,250,000	1,190,551	—	—	—
Real estate owned	166,427	—	166,427	—	—	—
Total financial instruments, at fair
value	$687,608,413	$829,789,962	$(142,181,549)	$557,940,763	$723,070,094	$(165,129,331)
____________________

(1)       Non-Agency RMBS includes an IO with a notional balance of $52.6 million and $64.3 million at September 30, 2014 and December 31, 2013, respectively.

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

The following table summarizes the estimated fair value for all other financial instruments at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Other financial instruments
Assets
Cash	$25,777,158	$57,060,806
Restricted cash	7,037,018	2,128,236
Liabilities
Loan Repurchase Facilities	$293,178,268	$236,727,512
Securities repurchase agreements	165,431,572	138,790,158
Exchangeable Senior Notes	58,550,310	54,737,573

Cash includes cash on hand for which fair value equals carrying value (a Level 1 measurement). Restricted cash represents the Company's cash held by counterparties as collateral against the Company's derivatives, Loan Repurchase Facilities and securities repurchase agreements. Due to the short-term nature of the restrictions, fair value approximates carrying value (a Level 1 measurement). The fair value of securities repurchase agreements and of the Loan Repurchase Facilities is based on an expected present value technique using observable market interest rates. As such, the Company considers the estimated fair value to be a Level 2 measurement. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. The fair value of the Exchangeable Senior Notes is based on observable market prices (a Level 2 measurement).

4. Mortgage Loans

During the Nine months ended September 30, 2014 and year ended December 31, 2013, the Company's acquisition of mortgage loans were as follows:

	Aggregate Unpaid	Loan Repurchase
Acquisition Date	Principal Balance	Facilities Used
	(in millions)
Year ended December 31, 2013:
March 22, 2013	$17.7	$—
May 30, 2013	—	— (1)
May 31, 2013	134.5	78.5
July 25, 2013	162.4	98.7
August 28, 2013	98.2	54.8
Nine months ended September 30, 2014:
March 27, 2014	100.4	60.6
____________________

(1)	On May 30, 2013, the Company entered into the Citi Loan Repurchase Facility and utilized $10.6 million of the Citi Loan Repurchase Facility to finance its then existing residential mortgage loan portfolio.

The following table sets forth certain information regarding the Company's mortgage loan portfolio at September 30, 2014:

				Gross Unrealized(1)			Weighted Average
	Unpaid Principal	Premium	Amortized
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Mortgage Loans
Performing
Fixed	$272,007,365	$(52,635,815)	$219,371,550	$24,936,061	$(1,467,786)	$242,839,825	4.46%	7.27%
ARM	174,073,593	(23,131,858)	150,941,735	11,106,088	(979,734)	161,068,089	3.61	7.03
Total performing	446,080,958	(75,767,673)	370,313,285	36,042,149	(2,447,520)	403,907,914	4.13	7.17
Non-performing(3)	36,189,309	(7,123,069)	29,066,240	776,300	(3,653,470)	26,189,070	5.40	7.30
Total Mortgage Loans	$482,270,267	$(82,890,742)	$399,379,525	$36,818,449	$(6,100,990)	$430,096,984	4.22%	7.18%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its mortgage loans. The Company recorded a gain of $0.9 million and a gain of $3.6 million for the three months ended September 30, 2014 and September 30, 2013, respectively, and $23.6 million and $5.2 million for the nine months ended September 30, 2014 and September 30, 2013, respectively, as change in unrealized gain or loss on mortgage loans in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Loans that are delinquent for 60 days or more are considered non-performing.

The following table sets forth certain information regarding the Company's mortgage loan portfolio at December 31, 2013:

				Gross Unrealized(1)			Weighted Average
	Unpaid
	Principal	Premium	Amortized
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Mortgage Loans
Performing
Fixed	$212,701,494	$(43,530,581)	$169,170,913	$7,842,598	$(3,558,171)	$173,455,340	4.56%	7.05%
ARM	170,178,466	(25,617,563)	144,560,903	5,088,302	(1,556,430)	148,092,775	3.76	6.67
Total performing	382,879,960	(69,148,144)	313,731,816	12,930,900	(5,114,601)	321,548,115	4.20	6.88
Non-performing(3)	15,948,537	(5,031,293)	10,917,244	456,024	(1,135,841)	10,237,427	5.06	8.03
Total Mortgage Loans	$398,828,497	$(74,179,437)	$324,649,060	$13,386,924	$(6,250,442)	$331,785,542	4.24%	6.91%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its mortgage loans.
(2)	Unleveraged yield.
(3)	Loans that are delinquent for 60 days or more are considered non-performing.

The following table presents the difference between the fair value and the aggregate unpaid principal balance of the Company's mortgage loan portfolio at September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
		Unpaid			Unpaid
		Principal			Principal
	Fair Value	Balance	Difference	Fair Value	Balance	Difference
Loan Type
Performing loans:
Fixed	$242,839,825	$272,007,365	$(29,167,540)	$173,455,340	$212,701,494	$(39,246,154)
ARM	161,068,089	174,073,593	(13,005,504)	148,092,775	170,178,466	(22,085,691)
Total performing loans	403,907,914	446,080,958	(42,173,044)	321,548,115	382,879,960	(61,331,845)
Non-performing loans	26,189,070	36,189,309	(10,000,239)	10,237,427	15,948,537	(5,711,110)
Total	$430,096,984	$482,270,267	$(52,173,283)	$331,785,542	$398,828,497	$(67,042,955)

At September 30, 2014 and December 31, 2013, the Company's mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the United States. The following is a summary of certain concentrations of credit risk in the mortgage loan portfolio at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Concentration
Percentage of fair value of mortgage loans with unpaid principal balance to current property value in
excess of 100%	57.8%	73.6%
Percentage of fair value of mortgage loans secured by properties in the following states:
Each representing 10% or more of fair value:
California	25.7%	25.6%
Florida	16.8%	17.8%
Additional state representing more than 5% of fair value:
Georgia	6.2%	6.8%

At September 30, 2014, the interest rates on the Company's mortgage loan portfolio ranged from 1.75% – 12.20% and the contractual maturities ranged from 1 – 46 years.

The following table presents the change in accretable yield for the nine months ended September 30, 2014:

Accretable yield, January 1, 2014	$223,401,697
Acquisitions	55,532,098
Accretion	(19,306,825)
Reclassifications from nonaccretable difference	15,683,166
Accretable yield, September 30, 2014	$275,310,136

5. Real Estate Securities and Other Investment Securities

The Company's non-Agency RMBS portfolio is not issued or guaranteed by Fannie Mae, Freddie Mac or any other U.S. Government agency or a federally chartered corporation and is therefore subject to additional credit risks.

The following table sets forth certain information regarding the Company's RMBS and Other Investment Securities at September 30, 2014:

				Gross Unrealized(1)			Weighted Average
	Principal or	Premium	Amortized
	Notional Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Real estate securities
Non-Agency RMBS
Alternative – A(3)	$150,257,881	$(68,472,290)	$81,785,591	$3,307,429	$(463,187)	$84,629,833	3.86%	7.45%
Pay option adjustable rate	66,161,950	(13,593,414)	52,568,536	415,570	(560,779)	52,423,327	0.89	6.41
Prime	92,598,457	(11,013,865)	81,584,592	3,582,780	(86,274)	85,081,098	4.67	6.59
Subprime	26,251,407	(4,912,942)	21,338,465	521,484	(89,756)	21,770,193	1.04	6.51
Total RMBS	$335,269,695	$(97,992,511)	$237,277,184	$7,827,263	$(1,199,996)	$243,904,451	3.25%	6.84%
Other investment securities	$12,250,000	$806,261	$13,056,261	$433,337	$(49,047)	$13,440,551	5.16%	6.56%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its real estate securities and Other Investment Securities. The Company recorded a loss of $2.3 million and a gain of $4.8 million for the three months ended September 30, 2014 and September 30, 2013, respectively, and a gain of $2.0 million and a loss of $10.0 for the nine months ended September 30, 2014 and September 30, 2013, respectively, as change in unrealized gain or loss on real estate securities in the consolidated statements of operations. The Company also recorded a loss of $0.9 million for the three months ended September 30, 2014 and a gain of $0.4 million for the nine months ended September 30, 2014 as change in unrealized gain or loss on Other Investment Securities in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Alternative – A RMBS includes an IO with a notional balance of $52.6 million.

The following table sets forth certain information regarding the Company's RMBS at December 31, 2013:

				Gross Unrealized(1)			Weighted Average
	Principal or
	Notional	Premium	Amortized
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Real estate securities
Non-Agency RMBS
Alternative – A(3)	$160,590,487	$(80,206,745)	$80,383,742	$2,414,864	$(1,112,077)	$81,686,529	4.26%	6.77%
Pay option adjustable rate	34,374,028	(7,057,026)	27,317,002	464,756	(345,915)	27,435,843	0.76	6.80
Prime	109,136,108	(13,590,489)	95,545,619	3,751,248	(767,825)	98,529,042	4.77	6.45
Subprime	20,140,974	(1,894,417)	18,246,557	536,407	(279,157)	18,503,807	1.07	5.97
Total RMBS	$324,241,597	$(102,748,677)	$221,492,920	$7,167,275	$(2,504,974)	$226,155,221	3.80%	6.57%
________________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its real estate securities.
(2)	Unleveraged yield.
(3)	Alternative – A RMBS includes an IO with a notional balance of $64.3 million.

The following table presents certain information regarding the Company's non-Agency RMBS at September 30, 2014 by weighted average life:

	Non-Agency RMBS
		Amortized	Weighted
	Fair Value	Cost	Average Yield
Weighted average life(1)
Greater than 5 years	$243,904,451	$237,277,184	6.84%
	$243,904,451	$237,277,184	6.84%
____________________

(1)	Actual maturities of real estate securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and credit losses.

At September 30, 2014, the contractual maturities of the real estate securities ranged from 6.8 to 32.5 years, with a weighted average maturity of 23.9 years. All real estate securities held by the Company at September 30, 2014 were issued by issuers based in the United States.

The following table presents certain information regarding the Company's Other Investment Securities at September 30, 2014 by weighted average life:

	Other Investment Securities
		Amortized	Weighted
	Fair Value	Cost	Average Yield
Weighted average life(1)
Greater than 5 years	$13,440,551	$13,056,261	6.56%
	$13,440,551	$13,056,261	6.56%
____________________

(1)	Actual maturities of Other Investment Securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and credit losses.

At September 30, 2014, the contractual maturity of the Other Investment Securities ranged from 9.1 to 10.0 years, with a weighted average maturity of 9.2 years. All Other Investment Securities held by the Company at September 30, 2014 were issued by issuers based in the United States.

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

The following table presents certain additional information regarding the Company's RMBS:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Proceeds from the sale of real estate securities	$10,246,647	$228,924,943	$12,318,845	$282,838,041
Realized gain (loss) on the sale of real estate securities	446,153	(8,044,415)	519,772	(8,251,291)
Realized loss on OTTI	—	(1,068,845)	—	(1,108,024)

There were no sales or realized losses for OTTI on Other Investment Securities for the three and nine months ended September 30, 2014.

6. Loan Repurchase Facilities

The Loan Repurchase Facilities are used to fund purchases of the following mortgage loans.

Citi Loan Repurchase Facility for Distressed and Re-Performing Loans

The Citi Loan Repurchase Facility closed on May 30, 2013 with a borrowing capacity of $250.0 million, and was committed for a period of 364 days from inception. On March 27, 2014, the Company entered into an amendment of the Citi Loan Repurchase Facility providing it with an additional $75.0 million of uncommitted borrowing capacity. On May 23, 2014 the Company entered into an amendment with Citi extending the termination date of the facility to May 22, 2015. The obligations are fully guaranteed by the Company. The Citi Loan Repurchase Facility had an outstanding balance of $293,178,269 and $236,058,976 at September 30, 2014 and December 31, 2013, respectively.

Credit Suisse Loan Repurchase Facility for Newly Originated Loans

The Credit Suisse Loan Repurchase Facility closed on August 14, 2014 with a borrowing capacity of $100.0 million, and is committed for a period of 364 days from inception. The obligations are fully guaranteed by the Company. The Company did not draw on this facility as of September 30, 2014 and there was no outstanding balance at September 30, 2014.

The principal amount paid by the lenders under the Loan Repurchase Facilities for the Trust Certificates, which represent interests in residential mortgage loans, is based on (i) in the case of the Citi Loan Repurchase Facility, a percentage of the lesser of the market value or the unpaid principal balance of such mortgage loans backing the Trust Certificates and (ii) in the case of the Credit Suisse Loan Repurchase Facility, a percentage of the lesser of the market value, the unpaid principal balance or the acquisition price of such mortgage loans backing the Trust Certificates. Upon the Company's repurchase of a Trust Certificates sold to the lenders under the Loan Repurchase Facilities, the Company is required to repay the lenders a repurchase amount based on the purchase price plus accrued interest. The Company is also required to pay the lenders a commitment fee for the Loan Repurchase Facilities, as well as certain other administrative costs and expenses in connection with the lenders' structuring, management and ongoing administration of the Loan Repurchase Facilities. The commitment fees are included in interest expense in the consolidated statements of operations.

The Loan Repurchase Facilities contain margin call provisions that provide the lenders with certain rights in the event of a decline in the market value of the mortgage loans backing the purchased Trust Certificates, subject to a floor amount. Under these provisions, the lenders may require the Company to transfer cash sufficient to eliminate any margin deficit resulting from such a decline.

The following table presents certain information regarding the Company's Loan Repurchase Facilities at September 30, 2014 and December 31, 2013, by remaining maturity:

	September 30, 2014		December 31, 2013
		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate
Loan Repurchase Facilities borrowings maturing within
91-180 days	$—	—%	$236,058,976	2.92%
Greater than 180 days to 1 year	293,178,268	2.90	—	—
Total/weighted average	$293,178,268	2.90%	$236,058,976	2.92%

The following table presents information with respect to the Company's posting of mortgage loan collateral for the Loan Repurchase Facilities at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Loan Repurchase Facilities secured by mortgage loans	$293,178,268	$236,058,976
Fair value of Trust Certificates pledged as collateral under Loan Repurchase Facilities	429,950,015	331,522,165
Fair value of mortgage loans not pledged as collateral under Loan Repurchase Facilities	146,969	263,377
Cash pledged as collateral under Loan Repurchase Facilities	—	—
Unused Amount(1)	131,821,732	13,941,024
____________________

(1)	The amount the Company is able to borrow under the Loan Repurchase Facilities is tied to the fair value of unencumbered Trust Certificates eligible to secure those agreements and the Company's ability to fund the agreements' margin requirements relating to the collateral sold.

The following table presents additional information with respect to the Loan Repurchase Facilities:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Weighted average interest rate	2.97%	2.93%	2.94%	2.93%
Average balance of loans sold under agreements to
repurchase	$—	$277,878	$192,380	$273,686

Maximum daily amount outstanding	$310,575,669	$240,477,801	$310,575,669	$240,477,801
Total interest expense	$2,390,022	$1,455,617	$6,481,009	$1,744,913

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

The following table presents certain information regarding the Company's securities repurchase agreements at September 30, 2014 and December 31, 2013 by remaining maturity and collateral type:

	September 30, 2014				December 31, 2013
	Non-Agency RMBS		Other Investment Securities		Non-Agency RMBS
		Weighted		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate
Securities repurchase agreements
maturing within
30 days or less	$157,553,461	1.65%	$8,050,000	1.65%	$121,913,678	1.90%
31-60 days	—	—	—	—	6,415,000	1.84
61-90 days	—	—	—	—	10,263,000	1.85
Greater than 90 days	—	—	—	—	—	—
Total/weighted average	$157,553,461	1.65%	$8,050,000	1.65%	$138,591,678	1.89%

Although securities repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or cash to fund margin calls.

The following table presents information with respect to the Company's posting of collateral under its securities repurchase agreements at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Securities repurchase agreements secured by non-Agency RMBS	$157,553,461	$138,591,678
Securities repurchase agreements secured by Other Investment Securities	8,050,000	—
Fair value of non-Agency RMBS pledged as collateral	209,788,341	183,722,511
Fair value of Other Investment Securities pledged as collateral	11,232,008	—
Fair value of non-Agency RMBS not pledged as collateral	34,116,110	42,432,710
Fair value of Other Investment Securities not pledged as collateral	2,208,543	—
Cash pledged as collateral	1,278,344	1,360,528

8. 8.0% Exchangeable Senior Notes due 2016

On November 25, 2013, the Operating Partnership issued the Exchangeable Senior Notes with an aggregate principal amount of $57.5 million. The Exchangeable Senior Notes were issued pursuant to an Indenture, dated November 25, 2013, between the Company, as guarantor, the Operating Partnership and U.S. Bank National Association, as trustee. The sale of the Exchangeable Senior Notes generated net proceeds of approximately $55.3 million. Aggregate estimated offering expenses in connection with the transaction, including the initial purchasers' discount of approximately $1.7 million, were approximately $2.2 million. At September 30, 2014 and December 31, 2013, the carrying value of the Exchangeable Senior Notes was $55.2 million and $54.5 million, respectively.

The Exchangeable Senior Notes bear interest at a rate of 8.0% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2014. The effective interest rate of the Exchangeable Senior Notes, which is equal to the stated rate of 8.0% plus the amortization of the original issue discount and associated costs, is 10.2%. For the three and nine months ended September 30, 2014, the interest incurred on this indebtedness was $1.4 million and $4.3 million, respectively. The Exchangeable Senior Notes will mature on November 15, 2016 (the "Maturity Date"), unless previously exchanged or repurchased in accordance with their terms. The Exchangeable Senior Notes are the Company's senior unsecured obligations and rank senior in right of payment to the Company's existing and future indebtedness that is expressly subordinated in right of payment to the Exchangeable Senior Notes; equal in right of payment to the Company's existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company's secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.

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

As a result of the NYSE related limitation on the use of share-settlement for the full conversion option, the embedded conversion option does not qualify for equity classification and instead is separately valued and accounted for as a derivative liability. The initial value allocated to the derivative liability was $1.3 million, which represents a discount to the debt to be amortized through interest expense using the effective interest method through the Maturity Date. During each reporting period, the derivative liability is marked to fair value through earnings. At September 30, 2014 and December 31, 2013, the derivative liability had a fair value of $1.3 million and $1.5 million, respectively.

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

TBA Securities

The Company may, and has in the past, entered into TBA contracts as a means of acquiring exposure to Agency RMBS and may, from time to time, utilize TBA dollar roll transactions to finance Agency RMBS purchases. The Company may also enter into TBA contracts as a means of hedging against short-term changes in interest rates. The Company accounts for its TBA contracts as derivative instruments due to the fact that it does not intend to take physical delivery of the securities. The Company had no exposure to TBA contracts at any time during the three and nine months ended September 30, 2014. During the three months ended September 30, 2013, the Company paired off purchases of TBA securities with a combined notional amount of $170.0 million by entering into simultaneous sales of TBA securities and recognized realized losses of $3.0 million and a change in unrealized gains or losses of $2.5 million as a result. During the nine months ended September 30, 2013, the Company paired off purchases of TBA securities with a combined notional amount of $643.0 million by entering into simultaneous sales of TBA securities and realized losses of $4.2 million and recognized a change in unrealized gains or losses of $0.5 million as a result.

Conversion Option – 8% Exchangeable Senior Notes Due 2016

Changes in the fair value of the conversion option derivative related to the Exchangeable Senior Notes are recorded through earnings.

Derivative Instruments

The following table summarizes information related to derivative instruments at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
Non-hedge derivatives	2014	2013
Notional amount of interest rate swaption	$225,000,000	$—
Notional amount of interest rate swaps	17,200,000	17,200,000
	$242,200,000	$17,200,000

The notational amount is not representative of the maximum exposure to the Company.

The following table presents the fair value of the Company's derivative instruments and their balance sheet location at September 30, 2014 and December 31, 2013:

			September 30,	December 31,
Derivative instruments	Designation	Balance Sheet Location	2014	2013
Interest rate swaption	Non-hedge	Derivative assets, at fair value	$69,659	$—
		Derivative (liabilities)/assets, at fair
Interest rate swaps	Non-hedge	value	$(331,437)	$284,454
Exchangeable Senior Notes conversion
option	Non-hedge	Derivative liabilities, at fair value	$(1,289,868)	$(1,471,607)

The following table summarizes gains and losses related to derivatives:

		Three Months Ended		Nine Months Ended

	Income Statement	September 30,	September 30,	September 30,	September 30,
Non-hedge derivatives	Location	2014	2013	2014	2013
	Gain/(loss) on derivative
Interest rate swaption	instruments	$(298,478)	$—	$(4,734,092)	$—
	Gain/(loss) on derivative
Interest rate swaps	instruments	$(36,315)	$2,058,737	$(976,394)	$10,275,664
Exchangeable Senior Notes	Gain/(loss) on derivative
conversion option	instruments	$(182,324)	$—	$181,739	$—
	Gain/(loss) on derivative
TBAs(1)	instruments	$—	$(548,594)	$—	$(4,785,996)
____________________

(1)	For the three and nine month periods ended September 30, 2013, gains and losses from purchases and sales of TBAs consist of $0.2 million and $1.3 million, respectively, of net TBA dollar roll net interest income and net losses of $0.8 million and $6.0 million, respectively, due to price declines.

The following table presents information about the Company's interest rate swaption agreement at September 30, 2014:

Swaption Expiration	Notional Amount	Strike Rate	Swap Maturity
2015	$225,000,000	3.64%	2025

Restricted cash at September 30, 2014 included $4.7 million of cash pledged as collateral against an interest rate swaption agreement.

The following table presents information about the Company's interest rate swap agreements at September 30, 2014:

		Weighted	Weighted	Weighted
	Notional	Average Pay	Average Receive	Average Years
Maturity	Amount	Rate	Rate	to Maturity
2023	$17,200,000	2.72%	0.23%	8.8
Total/Weighted average	$17,200,000	2.72%	0.23%	8.8

Restricted cash at September 30, 2014 included $1.1 million of cash pledged as collateral against interest rate swap agreements.

The following table presents information about the Company's interest rate swap agreements at December 31, 2013:

		Weighted	Weighted	Weighted
	Notional	Average Pay	Average Receive	Average Years
Maturity	Amount	Rate	Rate	to Maturity
2023	$17,200,000	2.72%	0.24%	9.6
Total/Weighted average	$17,200,000	2.72%	0.24%	9.6

Restricted cash at December 31, 2013 included $0.8 million of cash pledged as collateral against interest rate swaps.

10. Earnings Per Share

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) attributable to ZAIS Financial Corp. common
stockholders	$1,149,497	$3,716,061	$26,547,633	$(1,405,119)
Effect of dilutive securities:
Net income (loss) allocated to non-controlling interests	130,301	432,132	3,087,159	(57,250)
Exchangeable Senior Notes
Interest expense	—	—	2,425,381	—
Gain on derivative instruments	—	—	(103,564)	—
Total – Exchangeable Senior Notes	—	—	2,321,817	—
Dilutive net income available to stockholders	$1,279,798	$4,148,193	$31,956,609	$(1,462,369)
Denominator:
Weighted average number of shares of common stock	7,970,886	7,970,886	7,970,886	7,038,304
Effect of dilutive securities:
Weighted average number of OP units	926,914	926,914	926,914	926,914
Weighted average number of shares convertible under
Exchangeable Senior Notes	—	—	1,779,560	—
Weighted average dilutive shares	8,897,800	8,897,800	10,677,360	7,965,218

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Net income per share applicable to ZAIS Financial Corp.
common stockholders – Basic	$0.14	$(0.47)	$3.33	$(0.20)
Net income per share applicable to ZAIS Financial Corp.
common stockholders – Diluted	$0.14	$(0.47)	$2.97	$(0.20)

11. GMFS Transaction

On August 5, 2014, the Company, in its capacity as guarantor, entered into an agreement and plan of merger (the "Merger Agreement") among ZFC Honeybee TRS, LLC ("Honeybee TRS"), an indirect subsidiary of the Company, ZFC Honeybee Acquisitions, LLC ("Honeybee Acquisitions"), a wholly owned subsidiary of Honeybee TRS, GMFS, LLC ("GMFS"), and Honeyrep, LLC, solely in its capacity as the securityholder representative. Subject to the terms and conditions of the Merger Agreement, Honeybee Acquisitions will merge with and into GMFS (the “Merger”), with GMFS surviving the Merger as an indirect subsidiary of the Company.

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

The Company completed its acquisition of GMFS on October 31, 2014 (see Note 18 - Subsequent Events).

12. Related Party Transactions

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

For the three months ended September 30, 2014 and September 30, 2013, the Company incurred $0.7 million and $0.7 million in advisory fee expense, respectively. For the nine months ended September 30, 2014 and September 30, 2013, the Company incurred $2.1 million and $1.9 million in advisory fee expense, respectively. At September 30, 2014, $0.7 million in advisory fee expense was included in accounts payable and other liabilities in the consolidated balance sheet. The advisory fee was calculated and payable as set forth above.

On August 11, 2014, the Company amended its Investment Advisory Agreement to provide that the Company shall pay its Advisor a loan sourcing fee quarterly in arrears in lieu of any payments or reimbursements that would otherwise be due to the Advisor or its affiliates pursuant to Investment Advisory Agreement for loan sourcing services provided. The loan sourcing fee is equal to 0.50% of the principal balance of newly originated residential mortgage loans sourced by the Advisor or its affiliates through its conduit program and acquired by the Company's subsidiaries. No loan sourcing fees were incurred during the three months ended September 30, 2014.

On September 17, 2014, HF2 Financial Management Inc. ("HF2 Financial"), a special purpose acquisition company, announced that it entered into a definitive agreement to acquire a majority equity interest in ZAIS Group Parent, LLC (“ZGP”). ZGP is the sole member of ZAIS and these entities are collectively referred to as the "ZAIS Entities." The HF2 Financial transaction is expected to be completed in January 2015, pending approval by HF2 Financial stockholders and other customary closing conditions. The current owners of the ZAIS Entities will not receive any proceeds at the closing of the transaction and will retain a significant equity stake in the ZAIS Entities going forward. Following the transaction, ZAIS’s current management team, will continue to lead the combined organization.

13. Stockholders' Equity

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

Dividends and Distributions

During the nine months ended September 30, 2014 and year ended December 31, 2013, the Company declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount per Share
Year ended December 31, 2013:
May 14, 2013	May 24, 2013	May 31, 2013	$0.22
June 25, 2013	July 9, 2013	July 23, 2013	$0.45
September 18, 2013	September 30, 2013	October 11, 2013	$0.50
December 19, 2013(1)	December 31, 2013	January 15, 2014	$0.95
Nine months ended September 30, 2014:
March 20, 2014	March 31, 2014	April 14, 2014	$0.40
June 18, 2014	June 30, 2014	July 15, 2014	$0.40
September 18, 2014	September 30, 2014	October 15, 2014	$0.40
____________________

(1)	Regular cash dividend of $0.40 per share of common stock and OP unit for the quarter ending December 31, 2013, and an additional special cash dividend of $0.55 per share of its common stock and OP unit. The Company declared the special cash dividend to distribute taxable income from 2013 attributable to the termination of interest rate swap contracts.

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

14. Non-controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to OP units in the Operating Partnership held by parties other than the Company.

Certain entities own OP units in the Operating Partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interest in the Operating Partnership is reduced and the Company's equity is increased. At September 30, 2014 and December 31, 2013, the non-controlling interest OP unit holders owned 926,914 OP units, or 10.4% of the OP Units issued by the Operating Partnership.

15. Commitments and Contingencies

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

Litigation

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any contingencies that would require accrual or disclosure in the consolidated financial statements at September 30, 2014 or December 31, 2013.

16. Counterparty Risk and Concentration

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

As explained in the notes above, while the Company engages in repurchase financing activities with several financial institutions, the Company maintains custody accounts with two custodians at September 30, 2014. There is no guarantee that these custodians will not become insolvent. While there are certain regulations that seek to protect customer property in the event of a failure, insolvency or liquidation of a custodian, there is no certainty that the Company would not incur losses due to its assets being unavailable for a period of time in the event of a failure of a custodian that has custody of the Company's assets. Although management monitors the credit worthiness of its custodians, such losses could be significant and could materially impair the ability of the Company to achieve its investment objective.

17. Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset in the Company's consolidated balance sheets at September 30, 2014 and December 31, 2013:

Offsetting of Assets

			Net Amounts	Gross Amounts Not Offset in
		Gross	of Assets	the Consolidated Balance
		Amounts	Presented in	Sheets
	Gross	Offset in the	the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
	Assets	Sheets	Sheets	Instruments	Received(1)	Net Amount
September 30, 2014
Interest rate swaption	$69,659	$—	$69,659	$—	$—	$69,659
Total	$69,659	$—	$69,659	$—	$—	$69,659
December 31, 2013
Interest rate swap agreements	$396,068	$(111,614)	$284,454	$—	$—	$284,454
Total	$396,068	$(111,614)	$284,454	$—	$—	$284,454
____________________

(1)	At September 30, 2014, the Company pledged $4,656,034 of cash collateral in relation to its interest rate swaption; with the total net counterparty exposure for this position totaling $4,725,693. At December 31, 2013, the Company pledged $767,708 of cash collateral in relation to its interest rate swap agreements; with the total net counterparty exposure for this position totaling $1,052,162.

Offsetting of Liabilities

			Net Amounts of	Gross Amounts Not Offset in the
		Gross Amounts	Liabilities	Consolidated Balance Sheets
	Gross Amounts	Offset in the	Presented in the
	of Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Liabilities	Balance Sheets	Balance Sheets	Instruments	Pledged	Net Amount
September 30, 2014
Loan Repurchase Facilities	$293,178,268	$—	$293,178,268	$(293,178,268)	$—	$—
Securities repurchase agreements	165,603,461	—	165,603,461	(164,325,117)	(1,278,344)	—
Interest rate swap agreements	419,600	(88,163)	331,437	—	(331,437)	—
Total	$459,201,329	$(88,163)	$459,113,166	$(457,503,385)	$(1,609,781)	$—
December 31, 2013
Citi Loan Repurchase Facility	$236,058,976	$—	$236,058,976	$(236,058,976)	$—	$—
Securities repurchase agreements	138,591,678	—	138,591,678	(137,231,150)	(1,360,528)	—
	$374,650,654	$—	$374,650,654	$(373,290,126)	$(1,360,528)	$—

18. Subsequent Events

GMFS Transaction

On October 31, 2014, pursuant to the terms of the Merger Agreement, the Company completed its acquisition of GMFS. Pursuant to the terms of the Merger Agreement, Honeybee Acquisitions merged with and into GMFS, with GMFS continuing as the surviving corporation and an indirect subsidiary of the Company.

While subject to a final reconciliation of October 31, 2014 values, the preliminary purchase price was approximately $62.8 million at closing. This closing payment included the fair market value of GMFS’s mortgage servicing rights portfolio at October 31, 2014, estimated at $34.8 million, and the actual value of GMFS's net tangible assets at closing. In addition to cash paid at closing, two contingent $1 million deferred premium payments payable in cash over two years, plus potential additional consideration based on future loan production and profits will be payable over a four-year period if certain conditions are met. The $2 million of deferred premium payments is contingent on GMFS remaining profitable and retaining certain key employees. The additional contingent consideration is dependent on GMFS achieving certain profitability and loan production goals and is capped at $20 million. Up to 50% of the additional contingent consideration may be paid in common stock of the Company, at the Company's option. The Company funded the closing cash payment through a combination of available cash and the liquidation of a portion of its non-agency RMBS portfolio.

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

  the Company's expected leverage;

  the Company's expected investments;

  the GMFS, LLC ("GMFS") transaction;

  The HF2 Financial Management Inc. ("HF2 Financial") transaction;

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

During the three months ended September 30, 2014, the Company completed the operational roll out of its newly originated residential loan purchase program. The program provides approved sellers a web-based platform for the pricing, locking and funding of individual loans. The Company has provided approved sellers with loan eligibility criteria and underwriting guidelines that loans must adhere to and is also currently providing daily pricing to its approved sellers. The Company completes a comprehensive review of each loan file prior to purchase. The Company is beginning to accept loan locks from four mortgage originators with whom it has signed MLPAs and has a pipeline of additional sellers in the review and approval process. The Company expects to pursue opportunities for the origination and purchase of newly originated mortgage loans through both the acquisition of the GMFS platform on October 31, 2014, described in greater detail below, as well as an independent loan seller network which is currently being established. This loan seller network is expected to be complementary to the GMFS platform and enable the Company to purchase loans in a broader geographic footprint.

The Company's income is generated primarily by the net spread between the income it earns on its assets and the cost of its financing and hedging activities. The Company's objective is to provide attractive risk-adjusted returns to its stockholders, primarily through quarterly distributions and secondarily through capital appreciation.

The Company completed its formation transaction and commenced operations on July 29, 2011. On February 13, 2013, the Company successfully completed its IPO, pursuant to which the Company sold 5,650,000 shares of its common stock to the public at a price of $21.25 per share for gross proceeds of $120.1 million. Net proceeds after the payment of offering costs of approximately $1.2 million were $118.9 million. In connection with the IPO, the Advisor paid $6.3 million in underwriting fees. The Company did not pay any underwriting fees, discounts or commissions in connection with the IPO. The Operating Partnership issued and sold the 8% Exchangeable Senior Notes in a private transaction on November 25, 2013.

At September 30, 2014, the Company held a diversified portfolio of fixed rate mortgage loans and adjustable rate mortgage loans ("ARMs") with a fair value of $430.1 million, RMBS assets with a fair value of $243.9 million, consisting primarily of senior tranches of non-Agency RMBS that were originally highly rated but subsequently downgraded, Other Investment Securities with a fair value of $13.4 million and real estate owned with a fair value of $0.2 million. The borrowings the Company used to fund the purchase of its portfolio totaled $515.3 million at September 30, 2014 under the master repurchase agreement with Citibank, N.A. ("Citi") to finance distressed and re-performing mortgage loans in an aggregate principal amount of up to $325.0 million (the "Citi Loan Repurchase Facility"), master securities repurchase agreements with four counterparties and the Exchangeable Senior Notes. The Exchangeable Senior Notes were issued and sold by the Operating Partnership in a private transaction on November 25, 2013. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," of this quarterly report on Form 10-Q, for a discussion of the terms of the Exchangeable Senior Notes.

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

Recent Developments

GMFS Transaction

On October 31, 2014, the Company completed its acquisition of GMFS, pursuant to an agreement and plan of merger (the "Merger Agreement"), dated August 5, 2014, among the Company, in its capacity as guarantor, ZFC Honeybee TRS, LLC ("Honeybee TRS"), an indirect subsidiary of the Company, ZFC Honeybee Acquisitions, LLC ("Honeybee Acquisitions"), a wholly owned subsidiary of Honeybee TRS, GMFS, and Honeyrep, LLC, solely in its capacity as the securityholder representative. Pursuant to the terms of the Merger Agreement, Honeybee Acquisitions merged with and into GMFS, with GMFS continuing as the surviving corporation and an indirect subsidiary of the Company.

GMFS is an approved Fannie Mae Seller-Servicer, Freddie Mac Seller-Servicer, Ginnie Mae issuer, Department of Housing and Urban Development ("HUD") / Federal Housing Administration ("FHA") Mortgagee, U.S. Department of Agriculture ("USDA") approved originator and U.S. Department of Veterans Affairs ("VA") Lender. GMFS currently originates loans that are eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, VA and USDA through retail, correspondent and broker channels. GMFS also originates and sells reverse mortgage loans as part of its existing operations. GMFS originated approximately $991 million in mortgage loans for the nine months ended September 30, 2014 and $1.4 billion for the full year 2013.

While subject to a final reconciliation of October 31, 2014 values, the preliminary purchase price was approximately $62.8 million at closing. This closing payment included the fair market value of GMFS’s MSR portfolio at October 31, 2014, estimated at $34.8 million, and the actual value of GMFS's net tangible assets at closing. In addition to cash paid at closing, two contingent $1 million deferred premium payments payable in cash over two years, plus potential additional consideration based on future loan production and profits will be payable over a four-year period if certain conditions are met. The $2 million of deferred premium payments is contingent on GMFS remaining profitable and retaining certain key employees. The additional contingent consideration is dependent on GMFS achieving certain profitability and loan production goals and is capped at $20 million. Up to 50% of the additional contingent consideration may be paid in common stock of the Company, at the Company's option. The Company funded the closing cash payment through a combination of available cash and the liquidation of a portion of its non-agency RMBS portfolio.

HF2 Financial Transaction

On September 17, 2014, HF2 Financial, a special purpose acquisition company, announced that it entered into a definitive agreement to acquire a majority equity interest in ZAIS Group Parent, LLC (“ZGP”). ZGP is the sole member of ZAIS Group LLC ("ZAIS") and these entities are collectively referred to as the "ZAIS Entities." The HF2 Financial transaction is expected to be completed in January 2015, pending approval by HF2 Financial stockholders and other customary closing conditions. The current owners of the ZAIS Entities will not receive any proceeds at the closing of the transaction and will retain a significant equity stake in the ZAIS Entities going forward. Following the transaction, ZAIS’s current management team, will continue to lead the combined organization.

Results of Operations

The following discussion of the Company's consolidated results of operations highlights the Company's performance for the three and nine months ended September 30, 2014.

Financial Overview

A summary of the Company's third quarter 2014 results is below, followed by an overview of the market conditions that impacted our results during the quarter:

  GAAP net income for the three months ended September 30, 2014 was $1.3 million, or $0.14 per diluted weighted average share outstanding compared with net income of $4.1 million, or $0.47 per diluted weighted average share outstanding for the three months ended September 30, 2013;

  Core Earnings (which excludes changes in unrealized gains or losses on mortgage loans, real estate securities and Other Investment Securities, realized gains or losses on mortgage loans and real estate securities, gains or losses on derivative instruments and certain non-recurring adjustments) was $3.1 million, or $0.35 per diluted weighted average share outstanding for the three months ended September 30, 2014 compared with Core Earnings of $3.0 million, or $0.33 per diluted weighted average share outstanding for the three months ended September 30, 2013. Core Earnings is a non-GAAP financial measure;

  At September 30, 2014 the Company's book value was $22.11 per share of common stock and OP unit, compared with book value per share of common stock and OP unit of $22.37 at June 30, 2014; and

  2.62x leverage ratio at September 30, 2014, compared with a 2.54x leverage ratio at June 30, 2014.

The Company's results of operations for the three months ended September 30, 2014, were impacted by a number of factors. Strong economic growth continued into the third quarter while at the same time, the rate of future growth remains uncertain. This economic uncertainty has translated into uncertainty regarding the future path of interest rates which in turn has led to increased market volatility. Housing fundamentals remain positive, albeit with a noted deceleration in the rate of home price appreciation through the third quarter. Mortgage credit fundamentals remain supportive of asset prices in the sector, and recent bouts of market volatility have tended to have a greater impact in other, more liquid, segments of the market.

Investments

The following table sets forth certain information regarding the Company's mortgage loan portfolio at September 30, 2014:

	Unpaid
	Principal	Premium	Amortized	Gross Unrealized(1)			Weighted Average
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Mortgage Loans
Performing
Fixed	$272,007,365	$(52,635,815)	$219,371,550	$24,936,061	$(1,467,786)	$242,839,825	4.46%	7.27%
ARM	174,073,593	(23,131,858)	150,941,735	11,106,088	(979,734)	161,068,089	3.61	7.03
Total performing	446,080,958	(75,767,673)	370,313,285	36,042,149	(2,447,520)	403,907,914	4.13	7.17
Non-performing(3)	36,189,309	(7,123,069)	29,066,240	776,300	(3,653,470)	26,189,070	5.40	7.30
Total Mortgage Loans	$482,270,267	$(82,890,742)	$399,379,525	$36,818,449	$(6,100,990)	$430,096,984	4.22%	7.18%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its mortgage loans. The Company recorded a gain of $0.9 million and a gain of $3.6 million for the three months ended September 30, 2014 and September 30, 2013, respectively, and $23.6 million and $5.2 million for the nine months ended September 30, 2014 and September 30, 2013, respectively, as change in unrealized gain or loss on mortgage loans in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Loans that are delinquent for 60 days or more are considered non-performing.

The following table sets forth certain information regarding the Company's RMBS and Other Investment Securities at September 30, 2014:

	Principal or
	Notional	Premium	Amortized	Gross Unrealized(1)			Weighted Average
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Real estate securities
Non-Agency RMBS
Alternative – A(3)	$150,257,881	$(68,472,290)	$81,785,591	$3,307,429	$(463,187)	$84,629,833	3.86%	7.45%
Pay option adjustable rate	66,161,950	(13,593,414)	52,568,536	415,570	(560,779)	52,423,327	0.89	6.41
Prime	92,598,457	(11,013,865)	81,584,592	3,582,780	(86,274)	85,081,098	4.67	6.59
Subprime	26,251,407	(4,912,942)	21,338,465	521,484	(89,756)	21,770,193	1.04	6.51
Total RMBS	$335,269,695	$(97,992,511)	$237,277,184	$7,827,263	$(1,199,996)	$243,904,451	3.25%	6.84%
Other Investment Securities	$12,250,000	$806,261	$13,056,261	$433,337	$(49,047)	$13,440,551	5.16%	6.56%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its real estate securities and Other Investment Securities. The Company recorded a loss of $2.3 million and a gain of $4.8 million for the three months ended September 30, 2014 and September 30, 2013, respectively, and a gain of $2.0 million and a loss of $10.0 for the nine months ended September 30, 2014 and September 30, 2013, respectively, as change in unrealized gain or loss on real estate securities in the consolidated statements of operations. The Company also recorded a loss of $0.9 million for the three months ended September 30, 2014 and a gain of $0.4 million for the nine months ended September 30, 2014 as change in unrealized gain or loss on Other Investment Securities in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Alternative – A RMBS includes an IO with a notional balance of $52.6 million.

Investment Activity

Mortgage Loans. During the three months ended September 30, 2014, the Company did not acquire any fixed rate mortgage loans or ARMs. During the nine months ended September 30, 2014, the Company acquired fixed rate mortgage loans and ARMs with an unpaid principal balance of $100.4 million. During the three and nine months ended September 30, 2014, the Company did not sell any mortgage loans. The fair value of the Company's mortgage loans at September 30, 2014 was $430.1 million.

RMBS. During the three months ended September 30, 2014, the Company acquired non-Agency RMBS with a principal balance of $48.3 million and also sold non-Agency RMBS with a principal balance of $11.4 million. During the same period, the Company did not acquire any Agency RMBS. During the nine months ended September 30, 2014, the Company acquired non-Agency RMBS with a principal balance of $63.0 million and also sold non-Agency RMBS with a principal balance of $14.1 million. During the same period, the Company did not acquire any Agency RMBS. The fair value of the Company's non-Agency RMBS at September 30, 2014 was $243.9 million. The Company did not own any Agency RMBS at September 30, 2014.

Other Investment Securities. During the three months ended September 30, 2014, the Company acquired FMSA Notes with a principal balance of $2.3 million. During the nine months ended September 30, 2014, the Company acquired Other Investment Securities with an aggregate principal balance of $12.3 million. The fair value of the Company's Other Investment Securities at September 30, 2014 was $13.4 million.

TBA Securities. During the three and nine months ended September 30, 2014, the Company did not have any exposure to TBA contracts to purchase or sell Agency RMBS.

Financing and Other Liabilities. At September 30, 2014, the Company had borrowings outstanding totaling $293.2 million under the Loan Repurchase Facilities which were used to finance mortgage loans. The Loan Repurchase Facilities are secured by a portion of the Company's mortgage loan portfolio and bear interest at a rate that has historically moved in close relationship to LIBOR. At September 30, 2014, the Company's total borrowing capacity is $425.0 million. At September 30, 2014 the Company also had 50 securities repurchase agreements outstanding with four counterparties totaling $165.6 million, which was used to finance investments in non-Agency RMBS and Other Investment Securities. These agreements are secured by cash collateral and a portion of the Company's non-Agency RMBS and Other Investment Securities and bear interest at rates that have historically moved in close relationship to LIBOR. At September 30, 2014, the Company had Exchangeable Senior Notes outstanding totaling $57.5 million of aggregate principal balance.

The following table presents certain information regarding the Company's Loan Repurchase Facilities at September 30, 2014, by remaining maturity and collateral type:

	Mortgage loans
		Weighted
	Balance	Average Rate
Loan Repurchase Facilities borrowings maturing within
Greater than 180 days to 1 year	$293,178,268	2.90%
Total/weighted average	$293,178,268	2.90%

The following table presents certain information regarding the Company's securities repurchase agreements at September 30, 2014 by remaining maturity:

	Non-Agency RMBS		Other Investment Securities
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
Repurchase agreements maturing within
30 days or less	$157,553,461	1.65%	$8,050,000	1.65%
31-60 days	—	—	—	—
61-90 days	—	—	—	—
Greater than 90 days	—	—	—	—
Total/weighted average	$157,553,461	1.65%	$8,050,000	1.65%

Derivative Instruments

At September 30, 2014, the Company had outstanding interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of its repurchase agreements. These interest rate swap agreements provide for the Company to pay fixed interest rates and receive floating interest rates indexed to LIBOR. The swap agreements effectively fixed the floating interest rates on $17.2 million of borrowings under the Company's repurchase agreements at September 30, 2014. At September 30, 2014, the Company also had an interest rate swaption agreement outstanding which gives the Company the right, but not the obligation, to enter into a previously agreed upon swap contract on a future date. If exercised the Company will enter into an interest rate swap agreement and is obligated to pay a fixed rate of interest and receive a floating rate of interest.

The following table presents information about the Company's interest rate swaption agreement at September 30, 2014:

Swaption Expiration	Notional Amount	Strike Rate	Swap Maturity
2015	$225,000,000	3.64%	2025

The following table presents information about the Company's interest rate swap agreements at September 30, 2014:

				Weighted
		Weighted	Weighted	Average
	Notional	Average Pay	Average	Years to
Maturity	Amount	Rate	Receive Rate	Maturity
2023	$17,200,000	2.72%	0.23%	8.8
Total/Weighted average	$17,200,000	2.72%	0.23%	8.8

The following analysis focuses on the results generated during the three months ended September 30, 2014 and September 30, 2013 and the nine months ended September 30, 2014 and September 30, 2013.

Net Interest Income

The Company's net interest income for the three months ended September 30, 2014 and September 30, 2013 was as follows (in millions):

	Three Months Ended
	September 30, 2014	September 30, 2013
Interest income	$11.0	$8.3
Interest expense	4.5	2.3
Net interest income	6.5	6.0

The increase in interest income was due to having a fully ramped and levered portfolio in 2014 primarily allocated to residential mortgage loans. The purchase of whole loans into the portfolio during the three months ended September 30, 2013 and the three months ended March 31, 2014 resulted in a $2.8 million increase in interest income in the three months ended September 30, 2014, compared to the same period in the prior year. This increase was partially offset by lower interest income from the RMBS portfolio due to the reallocation of capital to whole loans consistent with the Company's investment strategy.

The increase in interest expense was due to an increase in borrowings from the Citi Loan Repurchase Facility used to finance the Company's distressed and re-performing residential mortgage loan portfolio and the issuance of the Exchangeable Senior Notes.

The Company's net interest income for the nine months ended September 30, 2014 and September 30, 2013 was as follows (in millions):

	Nine Months Ended
	September 30, 2014	September 30, 2013
Interest income	$31.3	$17.6
Interest expense	12.8	4.0
Net interest income	18.5	13.6

The increase in interest income was due to having a fully ramped and levered portfolio in 2014 allocated to residential mortgage loans. The purchase of whole loans into the portfolio during the three months ended September 30, 2013 and the three months ended March 31, 2014 resulted in a $14.3 million increase in interest income in the nine months ended September 30, 2014, compared to the same period in the prior year. This increase was partially offset by lower interest income from the RMBS portfolio due to the reallocation of capital to whole loans consistent with the Company's investment strategy.

The increase in interest expense was due to an increase in borrowings from the Citi Loan Repurchase Facility used to finance the Company's distressed and re-performing residential mortgage loan portfolio and the issuance of the Exchangeable Senior Notes.

The weighted average net interest spread between the yield on the Company's assets and the cost of funds, including the impact of interest rate hedging, for the Company's mortgage loans, non-Agency RMBS and Other Investment Securities at September 30, 2014 and September 30, 2013 were as follows:

	September 30, 2014	September 30, 2013
Mortgage loans	4.20%	3.50%
Non-Agency RMBS and Other Investment Securities	5.12%	4.66%

The Company's net interest income is also impacted by prepayment speeds, as measured by the weighted average Constant Prepayment Rate ("CPR") on its assets. The three-month average and the six-month average CPR for the period ended September 30, 2014 for the Company's mortgage loans, non-Agency RMBS and Other Investment Securities were as follows:

	Three-Month
	Average	Six-Month Average
Mortgage loans	3.4%	3.1%
Non-Agency RMBS	12.5%	13.3%
Other Investment Securities	7.5%	6.1%
____________________

(1)	CPR includes both voluntary and involuntary amounts.

Expenses

Professional Fees. For the three months ended September 30, 2014, the Company incurred professional fees (primarily related to legal fees, audit fees and consulting fees) of $1.1 million as compared to $1.1 million for the three months ended September 30, 2013. An increase in professional fees due to the closing of the master repurchase agreement (the “Credit Suisse Loan Repurchase Facility”) with Credit Suisse First Boston Mortgage Capital LLC ("Credit Suisse") which the Company intends to use to finance newly originated mortgage loans, was offset by a decrease in audit and consulting fees. For the nine months ended September 30, 2014, the Company incurred professional fees (primarily related to legal fees, audit fees and consulting fees) of $3.8 million as compared to $2.6 million for the nine months ended September 30, 2013. The increase in professional fees was primarily due to interim procedures performed by the independent auditors for the 2014 financial statement audit, quarterly tax procedures, additional legal and accounting expenses related to the Company's registration statement filings on Form S-3 and legal expenses related to funding and financing structures for newly originated whole loans.

Advisory Fee Expense (Related Party). Pursuant to the terms of the Investment Advisory Agreement, the Company incurred advisory fee expense of $0.7 million for the three months ended September 30, 2014 and September 30, 2013 and $2.1 million for the nine months ended September 30, 2014, as compared to $1.9 million for the nine months ended September 30, 2013. The increase in advisory fee expense over the nine month period was due to an increase in stockholders' equity resulting from the Company's February 2013 IPO.

General and Administrative Expenses. For the three months ended September 30, 2014, general and administrative expenses were $0.6 million as compared to $0.6 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, general and administrative expenses were $1.6 million as compared to $1.4 million for the nine months ended September 30, 2013. The increase in general and administrative expenses was primarily due to an increase in research fees and insurance costs, partially offset by a decrease in public company expenses and custodian fees.

Loan Servicing Fees. For the three months ended September 30, 2014, loan servicing fees were $0.6 million, as compared to $0.3 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, loan servicing fees were $1.6 million, as compared to $0.4 million for the nine months ended September 30, 2013. The increase in loan servicing fees was due to the acquisition of additional whole loans.

Transaction Costs. For the three months ended September 30, 2014, transaction costs were $0.4 million as compared to $0.3 million for the three months ended September 30, 2013. The increase in transaction costs was largely attributable to due diligence costs and professional fees of $0.4 million related to the Company's acquisition of GMFS, which were partially offset by a decrease in whole loan transaction costs. For the nine months ended September 30, 2014, transaction costs were $1.7 million as compared to $0.5 million for the nine months ended September 30, 2013. The increase in transaction costs was largely attributable to due diligence costs and professional fees of $1.7 million related to the Company's acquisition of GMFS, which were partially offset by a decrease in whole loan transaction costs.

Realized and Change in Unrealized Gain or Loss

The following amounts related to realized gains and losses, as well as changes in estimated fair value of the Company's mortgage loan portfolio, RMBS portfolio, Other Investment Securities, real estate owned and derivative instruments are included in the Company's unaudited consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Change in unrealized gain or loss on mortgage loans	$915,797	$3,644,036	$23,566,322	$5,211,327
Change in unrealized gain or loss on real estate securities	(2,319,287)	4,785,568	1,964,966	(9,953,797)
Change in unrealized gain or loss on Other Investment Securities	(892,336)	—	384,290	—
Change in unrealized gain or loss on real estate owned	(3,169)	—	(3,169)	—
Realized gain on mortgage loans	564,842	346,482	972,246	412,726
Realized gain on real estate securities	446,153	(9,113,260)	519,772	(9,359,315)
Loss/(gain) on derivative instruments	(517,117)	1,510,143	(5,528,747)	5,489,668
Total other gains/(losses)	$(1,805,117)	$1,172,969	$21,875,680	$(8,199,391)

The Company's interest rate swap agreements and interest rate swaption agreement have not been designated as hedging instruments.

The Company recorded the change in fair value related to (i) an interest rate swaption agreement held during the three and nine months ended September 30, 2014, (ii) interest rate swaps held during the three months ended September 30, 2014 and September 30, 2013 and the nine months ended September 30, 2014 and September 30, 2013 and (iii) TBAs held during the three and nine months ended September 30, 2013 in earnings as (loss)/gain on derivative instruments. Included in (loss)/gain on derivative instruments are the net interest rate swap payments and net TBA payments for the derivative instruments.

The Company has elected to record the change in fair value related to its mortgage loans, RMBS and Other Investment Securities in earnings by electing the fair value option.

Factors Impacting Operating Results

The Company held a diversified portfolio of mortgage loans with a fair value of $430.1 million, RMBS assets with a fair value of $243.9 million, Other Investment Securities with a fair value of $13.4 million and real estate owned with a fair value of $0.2 million at September 30, 2014, and mortgage loans with a fair value of $331.8 million and RMBS assets with a fair value of $226.2 million at December 31, 2013.

The Company expects that the results of its operations will also be affected by a number of other factors, including the level of its net interest income, the fair value of its assets and the supply of, and demand for, the target assets in which it may invest. The Company's net interest income, which includes the amortization of purchase premiums and accretion of purchase discounts, varies, primarily as a result of changes in market interest rates and prepayment speeds, as measured by CPR on the Company's target assets. Interest rates and prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. The Company's operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans are held directly by the Company or included in its non-Agency RMBS or Other Investment Securities or in other assets it may originate or acquire.

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

Conversely, decreases in interest rates, in general, may, over time, cause: (i) prepayments on the Company's residential mortgage loans and RMBS to increase, thereby accelerating the amortization of its purchase premiums and the accretion of its purchase discounts; (ii) the interest expense associated with its borrowings to decrease; (iii) the value of its fixed-rate portfolio to increase; (iv) the value of its interest rate swap agreements to decrease; and (v) coupons on its ARMs and hybrid ARMs (including RMBS secured by such collateral) and on its residential mortgage loans and other floating rate securities to reset, although on a delayed basis, to lower interest rates. At September 30, 2014 and December 31, 2013, 39.9% and 46.1% of the Company's performing mortgage loan portfolio, respectively, as measured by fair value consisted of mortgage loans with a variable interest rate component, including ARMs and hybrid ARMs. At September 30, 2014 and December 31, 2013, 30.5% and 23.3% of the Company's RMBS assets, respectively, as measured by fair value, consisted of RMBS assets with a variable interest rate component, including ARMs and hybrid ARMs. Additionally, at September 30, 2014, 100% of the Company's Other Investment Securities, as measured by fair value, consisted of FMRT Notes and FMSA Notes with a variable interest rate component.

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

Credit Risk

The Company is subject to credit risk in connection with its investments. Although the Company does not expect to encounter credit risk in its Agency RMBS, if any, it does expect to encounter credit risk related to its non-Agency RMBS, mortgage loans and other target assets, including assets it may originate or acquire. Increases in defaults and delinquencies will adversely impact the Company's operating results, while declines in rates of default and delinquencies may improve the Company's operating results from this aspect of its business. The Company is subject to counterparty risk under the FMRT Notes if Fannie Mae is unable to perform its obligations under the FMRT Notes and under the FMSA Notes if Freddie Mac is unable is unable to perform its obligations under the FMSA Notes.

A large portion of the mortgage loans that the Company acquired were current in their payment status at the time of acquisition. The Company calculates delinquency roll rates for its mortgage loan portfolio which represent the percentage of loans, as measured by unpaid principal balance, that were in current payment status in the prior month but became delinquent in the measured month. The Company's delinquency roll rates have generally outperformed its model projections from late 2013 when the whole loan portfolio achieved scale through September 30, 2014.

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

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to turn non-cash assets into cash and to meet potential cash requirements. The Company uses significant cash to purchase assets, pay dividends, repay principal and interest on its borrowings, fund its operations and meet other general business needs. The Company's primary sources of liquidity are its existing cash balances, borrowings under the Citi Loan Repurchase Facility and the Credit Suisse Loan Repurchase Facility (together, the "Loan Repurchase Facilities") and under its securities repurchase agreements, the net proceeds from offerings of equity and debt securities and notes issued by the Operating Partnership and net cash provided by operating activities, private funding sources, including other borrowings structured as repurchase agreements, securitizations, term financings and derivative agreements, and future issuances of common equity, preferred equity, convertible securities, exchangeable notes, trust preferred and/or debt securities. The Company does not currently have any committed borrowing capacity, other than pursuant to the Loan Repurchase Facilities and securities repurchase agreements discussed below. The Company did not draw on the Credit Suisse Loan Repurchase Facility as of September 30, 2014 and there was no outstanding balance at September 30, 2014.

The borrowings the Company used to fund the purchase of its portfolio totaled $515.3 million, at September 30, 2014 under the Citi Loan Repurchase Facility, master securities repurchase agreements with four counterparties and the Exchangeable Senior Notes.

At September 30, 2014, the Company had a total of $430.0 million in fair value of trust certificates representing interests in residential mortgage loans (the "Trust Certificates") pledged against its borrowings under the Citi Loan Repurchase Facility, $209.8 million in fair value of RMBS and $11.2 million of Other Investment Securities pledged against its securities repurchase agreement borrowings.

Under the Loan Repurchase Facilities and securities repurchase agreements, the Company may be required to pledge additional assets to its counterparties (lenders) in the event that the fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. Generally, the Company's Loan Repurchase Facilities and securities repurchase agreements contain a LIBOR-based financing rate, term and haircuts depending on the types of collateral and the counterparties involved. Further, at September 30, 2014, the range of haircut provisions associated with the Company's repurchase agreements was between 31% and 32% for pledged Trust Certificates and was between 15% and 35% for pledged non-Agency RMBS and Other Investment Securities.

If the fair value of the assets increases due to changes in market interest rates or market factors, lenders may release collateral back to the Company. Specifically, margin calls may result from a decline in the value of the investments securing the Company's Loan Repurchase Facilities and securities repurchase agreements, prepayments on the mortgages securing such investments and from changes in the fair value of such investments generally due to principal reduction of such investments from scheduled amortization and resulting from changes in market interest rates and other market factors. Counterparties also may choose to increase haircuts based on credit evaluations of the Company and/or the performance of the assets in question. Historically disruptions in the financial and credit markets have resulted in increased volatility in these levels, and this volatility could persist as market conditions continue to change rapidly. Should prepayment speeds on the mortgages underlying the Company's investments or market interest rates suddenly increase, margin calls on the Company's Loan Repurchase Facilities and securities repurchase agreements could result, causing an adverse change in its liquidity position. To date, the Company has satisfied all of its margin calls and has never sold assets in response to any margin call under these borrowings.

The Loan Repurchase Facilities are used to fund purchases of the Company's mortgage loans. The Citi Loan Repurchase Facility closed on May 30, 2013 with a borrowing capacity of $250.0 million, and was committed for a period of 364 days from inception. On March 27, 2014, the Company entered into an amendment of the Citi Loan Repurchase Facility providing it with an additional $75.0 million of uncommitted borrowing capacity. On May 23, 2014 the Company entered into an amendment with Citi extending the termination date of the facility to May 22, 2015. The obligations are fully guaranteed by the Company.

On August 14, 2014, the Company, entered into the Credit Suisse Loan Repurchase Facility, pursuant to which the Company may sell, and later repurchase, a trust certificate representing ownership interests in a trust holding residential mortgage loans in aggregate principal amount of up to $100 million, of which the entire $100 million is committed. The Credit Suisse Loan Repurchase Facility is committed for a period of 364 days and the obligations of the Company are fully guaranteed by the Company. While no borrowings have been made under the Credit Suisse Loan Purchase Facility, the Company is required to pay Credit Suisse a commitment fee, as well as certain other administrative costs and expenses in connection with Credit Suisse's structuring, management and ongoing administration of the Credit Suisse Loan Repurchase Facility. The Company did not draw on this facility as of September 30, 2014 and there was no outstanding balance at September 30, 2014.

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

At September 30, 2014, the Company had a leverage ratio of 2.62x.

The Company maintains certain assets, which, from time to time, may include cash, unpledged mortgage loans, non-Agency RMBS and Other Investment Securities (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by the Company's counterparties (collectively, the "Cushion") to meet routine margin calls and protect against unforeseen reductions in the Company's borrowing capabilities. The Company's ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of its securities, its cash position and margin requirements. The Company's cash position fluctuates based on the timing of its operating, investing and financing activities and is managed based on the Company's anticipated cash needs. At September 30, 2014, the Company had a Cushion of $54.0 million in addition to certain reserves held with respect to the Citi Loan Repurchase Facility.

At September 30, 2014, the Company had a total of $7.0 million of restricted cash pledged against its interest rate swaps, swaption and repurchase agreements.

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

On August 5, 2014, the Company entered into the Merger Agreement pursuant to which a subsidiary of the Company merged with and into GMFS, with GMFS surviving the Merger as an indirect subsidiary of the Company. Under the terms of the Merger Agreement, the purchase price consisted of cash payable at closing of approximately $62.8 million, two contingent $1 million deferred premium payments payable in cash over two years, plus potential additional consideration based on future loan production and profits which will be payable over a four-year period if certain conditions are met. The Company completed the acquisition on October 31, 2014 and funded the closing payment from existing cash and the sale of non-Agency RMBS holdings. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments," of this quarterly report on Form 10-Q, for more information related to the Merger Agreement.

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

Cash Provided by Operating Activities

The Company's operating activities provided net cash of $2.4 million and $5.2 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. The cash provided by operating activities is primarily a result of income earned on the Company's assets, partially offset by interest expense on the Company's borrowings and operating expenses.

Cash Used in Investing Activities

The Company's investing activities used net cash of $102.2 million for the nine months ended September 30, 2014 by purchasing $84.8 million of mortgage loans, $47.0 million of RMBS and $12.9 million of Other Investment Securities, paying a premium of $4.8 million for an interest rate swaption and increasing restricted cash by $4.9 million in connection with interest rate swaps, swaption and securities repurchase agreements, which was offset by $16.3 million of principal repayments on mortgage loans, $23.6 million of principal repayments on RMBS and $12.3 million of proceeds from the sale of real estate securities.

The Company's investing activities used net cash of $368.1 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, the Company utilized cash to purchase $334.2 million in mortgage loans and $365.2 million in RMBS (net of changes in amounts payable for real estate securities purchased), which was offset by principal repayments on mortgage loans of $7.9 million and on real estate securities of $39.9 million, and proceeds from the sale of real estate securities of $282.8 million (net of changes in amounts receivable for real estate securities sold) and a decrease in restricted cash of $0.7 million in connection with swap, TBAs and repurchase agreements.

Cash Provided by Financing Activities

The Company's financing activities provided cash of $68.5 million for the nine months ended September 30, 2014, which was a result of net borrowings from the Citi Loan Repurchase Facility of $57.1 million, borrowings from securities repurchase agreements of $105.2 million, offset by repayments of securities repurchase agreements of $78.2 million and the payment of dividends and distributions on common stock and OP units of $15.6 million.

The Company's financing activities provided cash of $365.2 million for the nine months ended September 30, 2013, which was a result of borrowings from the Citi Loan Repurchase Facility of $331.2 million, net proceeds from the issuance of common stock of $118.9 million and borrowings from securities repurchase agreements of $334.8 million, partially offset by repayments of the Citi Loan Repurchase Facility of $90.7 million, repayments of securities repurchase agreements of $316.8 million, repurchases of common stock of $5.8 million, the payment of dividends and distributions on common stock and OP units of $6.0 million and other items.

Contractual Obligations

The Company has entered into an Investment Advisory Agreement with the Advisor. The Advisor is entitled to receive a quarterly advisory fee, loan sourcing fee and the reimbursement of certain expenses; however, these obligations do not have fixed and determinable payments.

The following table presents contractual obligations and commitments at September 30, 2014, as discussed above under "Liquidity and Capital Resources":

		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
	(dollars in thousands)
Loan Repurchase Facilities	$293,178	$293,178	$—	$—	$—
Interest on Loan Repurchase Facilities(1)	5,651	5,651	—	—	—
Repurchase agreements	165,603	165,603	—	—	—
Interest on securities repurchase agreements(1)	275	275	—	—	—
Exchangeable Senior Notes	57,500	—	57,500	—	—
Interest on Exchangeable Senior Notes	11,500	6,338	5,162	—	—
Total	$533,707	$471,045	$62,662	$—	$—
____________________

(1)	Interest is calculated based on the interest rates in effect at September 30, 2014 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreements.

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

Non-GAAP Financial Measures

Core Earnings is a non-GAAP measure that the Company defines as GAAP net income, excluding changes in unrealized gains or losses on mortgage loans, real estate securities, Other Investment Securities and real estate owned, realized gains or losses on mortgage loans, and real estate securities, gains or losses on derivative instruments, and certain non-recurring adjustments.

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

The following table reconciles net income computed in accordance with GAAP to Core Earnings:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Net income – GAAP	$1,279,798	$4,148,193	$29,634,792	$(1,446,990)
Recurring adjustments for non-core earnings:
Change in unrealized gain or loss on mortgage loans	(915,797)	(3,644,036)	(23,566,322)	(5,211,327)
Change in unrealized gain or loss on real estate securities	2,319,287	(4,785,568)	(1,964,966)	9,953,797
Change in unrealized gain or loss on Other Investment
Securities	892,336	—	(384,290)	—
Change in unrealized gain or loss on real estate owned	3,169	—	3,169	—
Realized (gain) on mortgage loans	(564,842)	(346,482)	(972,246)	(412,726)
Realized (gain)/loss on real estate securities	(446,153)	9,113,260	(519,772)	9,359,315
Loss/(gain) on derivative instruments	517,117	(1,510,143)	5,528,747	(5,489,668)
Core Earnings – non-GAAP	$3,084,915	$2,975,224	$7,759,112	$6,752,401
Core Earnings – per diluted weighted average share
outstanding – non-GAAP	$0.35	$0.33	$0.87	$0.85

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

The borrowings the Company used to fund the purchase of its portfolio included $458.8 million at September 30, 2014 under master securities repurchase agreements with four counterparties and under the Citi Loan Repurchase Facility. The Company is also in discussions with other financial institutions to provide it with additional borrowing capacity under various agreements including repurchase agreements and other types of financing arrangements. At September 30, 2014, the Company also had interest rate swaps with an outstanding notional amount of $17.2 million, resulting in variable rate debt of $441.6 million. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $441.6 million in variable rate debt by $0.6 million. Such hypothetical impact of interest rates on the Company's variable rate debt does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, the Company may take actions to further mitigate its exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company's financial structure.

Net Interest Income

The Company's operating results will depend in large part on differences between the income from its investments and its borrowing costs. Most of the Company's securities repurchase agreements and its Loan Repurchase Facilities provide financing based on a floating rate of interest calculated on a fixed spread over LIBOR. During periods of rising interest rates, the borrowing costs associated with the Company's investments tend to increase while the income earned on the Company's fixed interest rate investments may remain substantially unchanged. This will result in a narrowing of the net interest spread between the related assets and borrowings and may result in losses.

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

Credit Risk

The Company expects to encounter credit risk related to its non-Agency RMBS, mortgage loans and other target assets, including assets it may originate or acquire. A portion of the Company's assets are comprised of residential mortgage loans that are unrated. The credit risk related to these investments pertains to the ability and willingness of borrowers to pay the mortgage loan payments, the ability of which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. The Company believes that residual loan credit quality is primarily determined by the borrowers' credit profiles and loan characteristics.

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

The following table summarizes the Company's exposure to its repurchase agreements and derivative counterparties at September 30, 2014:

		Repurchase	Swaps &		Exposure as a
	Number of	Agreement	Swaption at		Percentage of
	Counterparties	Borrowings(1)	Fair Value	Exposure(2)	Total Assets
	(dollars in thousands)
North America:
U.S	1	$299,433	$—	$139,076	19.3%
Canada(3)	1	89,761	—	27,812	3.9
	2	389,194	—	166,888	23.2%
Europe:(3)
United Kingdom	1	58,333	—	28,051	3.9
Switzerland	1	11,487	(262)	3,793	0.5
	2	69,820	(262)	31,844	4.4%
Total Counterparty Exposure	4	$459,014	$(262)	$198,732	27.6%
____________________

(1)	Includes accrued interest payable.
(2)	The exposure reflects the difference between (a) the amount loaned to us through repurchase agreements, including interest payable, plus the derivative liability and (b) the cash and the fair value of the securities pledged by us as collateral, including accrued interest receivable on such securities, plus derivative assets.
(3)	Includes foreign based counterparties as well as U.S. domiciled subsidiaries of such counterparties, as such transactions are generally entered into with a U.S. domiciled subsidiary of such counterparties.

The following table presents information with respect to any counterparty for repurchase agreements for which the Company had greater than 5% of stockholders' equity at risk in the aggregate at September 30, 2014:

			Weighted
			Average
			Months to
			Maturity for	Percentage of
	Counterparty	Amount of	Repurchase	Stockholders'
Counterparty	Rating(1)	Risk(2)	Agreements	Equity
	(dollars in thousands)
Citigroup Inc.(3)	A/A2	$139,076	8	70.7%
Barclays PLC(4)	A/NR	$28,051	< 1	14.3%
RBC Capital Markets, LLC	AA-/A2	$27,812	< 1	14.1%
____________________

(1)	The counterparty rating presented is the long-term issuer credit rating as rated at September 30, 2014 by S&P and Moody's, respectively.
(2)	The amount at risk reflects the difference between (a) the amount loaned to us through repurchase agreements, including interest payable, plus the net unrealized gain on swaps including collateral pledged and (b) the cash and the fair value of the securities pledged by us as collateral, including accrued interest receivable on such securities.
(3)	Includes amounts at risk with Citibank, N.A. and Citigroup Global Markets Inc. Counterparty rating is for Citibank, N.A. which represents $136.7 million of the total exposure. The remaining exposure is to Citigroup Global Markets Inc. which was rated A/Baa2 by S&P and Moody's, respectively at September 30, 2014.
(4)	Includes amounts at risk with Barclays Capital Inc. and Barclays Bank PLC. Counterparty rating is for Barclays Capital Inc. which represents $23.1 million of the total exposure. The remaining exposure is to Barclays Bank PLC which was rated A/A2 by S&P and Moody's, respectively at September 30, 2014.

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

The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2014. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three month period ended September 30, 2014 that have materially affected, or was reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2014, the Company was not involved in any legal proceedings.

Item 1A. Risk Factors

As described in greater detail in this quarterly report on Form 10-Q, the Company has evolved its residential mortgage loan strategy through the acquisition of GMFS on October 31, 2014 to include a residential mortgage loan origination platform. The Company previously included risks related to originating residential mortgage loans in the "Risk Factors" section of its Annual Report on Form 10-K for the year ended December 31, 2013, including risks with respect to the increasing number of U.S. federal, state and local regulatory and licensing requirements, deficiencies in underwriting guidelines and originating subprime mortgage loans. However, in light of the closing of the GMFS acquisition, the Company is providing the following supplemental risk factors related to its residential mortgage loan origination platform in this quarterly Report on Form 10-Q.

The Company originates residential mortgage loans which have risks of losses due to mortgage loan defaults or fraud.

GMFS currently originates loans that are eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, VA and USDA through retail, correspondent and broker channels. Through GMFS the Company also expects to originate loans that are not guaranteed or insured by such agencies or channels, and the origination of these residential mortgage loans have risks of losses due to mortgage loan defaults or fraud. The ability of borrowers to make timely principal and interest payments could be adversely affected by changes in their personal circumstances, a rise in interest rates, a recession, declining real estate property values or other economic events, resulting in losses to the Company. Moreover, if a borrower defaults on a mortgage loan that the Company owns and if the liquidation proceeds from the sale of the property do not cover the loan amount and the legal, broker and selling costs, the Company would experience a loss. The Company could experience losses if it fails to detect fraud, where a borrower or lending partner has misrepresented its financial situation or purpose for obtaining the loan, or an appraisal misrepresented the value of the property collateralizing its loan.

Currently, and in the future, some of the loans the Company may originate may be insured in part by mortgage insurers or financial guarantors. Mortgage insurance protects the lender or other holder of a loan up to a specified amount, in the event the borrower defaults on the loan. Mortgage insurance is generally obtained only when the principal amount of the loan at the time of origination is greater than 80% of the value of the property (loan-to-value), although it may not always be obtained in these circumstances. Any inability of the mortgage insurers to pay in full the insured portion of the loans that the Company holds would adversely affect the value of its loans, which could increase its credit risk, reduce its cash flows, or otherwise adversely affect its business.

GMFS is a seller/servicer approved to sell residential mortgage loans to Freddie Mac and Fannie Mae and failure to maintain its status as an approved seller/servicer could harm the Company's business.

GMFS is an approved Fannie Mae Seller-Servicer, Freddie Mac Seller-Servicer, Ginnie Mae issuer, HUD / FHA Mortgagee, USDA approved originator and VA Lender. As an approved seller/servicer, GMFS is required to conduct certain aspects of its operations in accordance with applicable policies and guidelines published by these entities and GMFS is required to pledge a certain amount of cash to them to collateralize potential obligations to these entities. Failure to maintain GMFS's status as an approved seller/servicer would mean it would not be able to sell mortgage loans to these entities, could result in it being required to re-purchase loans previously sold to these entities, or could otherwise restrict the its business and investment options and could harm its business and expose it to losses or other claims. Fannie Mae, Freddie Mac or these other entities may, in the future, require GMFS to hold additional capital or pledge additional cash or assets in order to maintain approved seller/servicer status, which, if required, would adversely impact the Company's financial results.

Reverse mortgages have payment terms which are different from traditional forward mortgages, and if the actual rate and timing of payoffs of these loans differ significantly from the Company's expectations, the market value of its reverse mortgage loans may be materially adversely affected.

In addition to traditional forward mortgage loans, GMFS also originates, acquires and services home equity conversion mortgage loans ("HECM loans"), which are reverse mortgage loans that are insured by the FHA. With a reverse mortgage loan, unlike a traditional forward mortgage loan, the borrower does not make ongoing cash payments of principal or interest. Rather, with a reverse mortgage loan, payment of interest and repayment of principal is not triggered until a maturity event—such as death, non-occupancy, sale of the property or other conveyance of title to the property, or a failure to perform certain obligations which remain uncured under the loan. The loan balance of a reverse mortgage loan accrues at a fixed or floating rate of interest and, similar to a traditional forward mortgage loan, the borrower continues to own and live in the home and remains responsible only for maintaining the home in good repair and paying real estate taxes and property insurance premiums for the life of the loan.

HECM loans are generally assignable to the FHA at par when the loan balance reaches 98% of its maximum claim amount. The maximum claim amount is the maximum dollar amount that the FHA will pay on a claim for insurance benefits with respect to a HECM loan or on assignment of a HECM loan to the FHA. This amount is the lowest of the appraised value of the property at the time of loan origination, the sale price of the property being purchased or the national mortgage limit as determined by FHA guidelines, which is currently $625,500.

The timing of any payment of principal and interest is uncertain and will be made in respect of the Company's HECM loans only upon (i) a maturity event, (ii) a borrower voluntary prepayment event which can occur at any time or (iii) the assignment of a HECM loan to the FHA when the loan balance reaches 98% of its maximum claim amount. The rate of principal payments (including prepayments or partial payments) of the HECM loans depends on a variety of economic, social, geographic, demographic, legal and other factors, including changes in home prices, prevailing market interest rates, borrower mortality, and FHA guidelines regarding the HECM loans, and will affect the weighted average lives and the yields the Company realizes on its HECM loans. HECM loans may respond differently than traditional forward mortgage loans to the factors that influence prepayment. There is variability when any amounts might be paid on HECM loans because it is uncertain: (i) when any maturity event might occur, (ii) whether a HECM loan borrower will choose to prepay amounts advanced in whole or in part and (iii) in the case of an adjustable-rate HECM loan, when amounts owed on a HECM loan will equal or exceed 98% of the maximum claim amount. If the actual rate and timing of maturity events, borrower prepayments and assignments to the FHA differ significantly from the Company's expectations, the market value of its HECM loans may be materially adversely affected.

Except as described above, there have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

10.3*

Agreement and Plan of Merger dated August 5, 2014, by and among ZFC Honeybee TRS, LLC, ZFC Honeybee Acquisitions, LLC, GMFS LLC, Honeyrep, LLC, solely in its capacity as the Securityholder Representative and ZAIS Financial Corp., as guarantor, incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (No. 001-35808), filed on August 6, 2014.

10.4*

Master Repurchase Agreement, dated as of August 14, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, ZFC Funding, Inc., U.S. Bank National Association, not in its individual capacity but solely as trustee for ZFC Funding Pass-Through Trust I, as pass-through trust, and ZAIS Financial Corp., incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (No. 001-35808), filed on August 15, 2014.

10.5*

Guaranty, dated as of August 14, 2014, by ZAIS Financial Corp. in favor of Credit Suisse First Boston Mortgage Capital LLC, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (No. 001-35808), filed on August 15, 2014.

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

Date: November 12, 2014

	By:	/s/ Michael Szymanski
Michael Szymanski
Chief Executive Officer and President

	By:	/s/ Paul McDade
Paul McDade
Chief Financial Officer and Treasurer

S-1