Form 10-K
period 2014-12-31
ZAIS Financial Corp.
filed 2015-03-16
CIK 1527590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35808

ZAIS FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	90-0729143 (I.R.S. Employer Identification No.)

Two Bridge Avenue, Suite 322 Red Bank, New Jersey (Address of principal executive offices)	07701-1106 (Zip Code)

(732) 978-7518

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	New York Stock Exchange

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $129,625,928 based on the closing sales price of the registrant’s common stock on Monday, June 30, 2014 as reported on the New York Stock Exchange.

On March 13, 2015, the registrant had a total of 7,970,886 shares of common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2015 annual meeting of stockholders scheduled to be held on or about May 5, 2015 are incorporated by reference into Part III of this annual report on Form 10-K.

- i -

FORWARD-LOOKING STATEMENTS

ZAIS Financial Corp. (the “Company”) makes forward-looking statements in this annual report on Form 10-K within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or the negative of these terms or other comparable terminology, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	the Company’s investment objectives and business strategy;

•	the Company’s ability to obtain future financing arrangements;

•	the Company’s expected leverage;

•	the Company’s expected investments;

•	the GMFS, LLC (“GMFS”) transaction;

•	The HF2 Financial Management Inc. (“HF2 Financial”) transaction;

•	estimates or statements relating to, and the Company’s ability to make, future distributions;

•	the Company’s ability to compete in the marketplace;

•	the Company’s ability to originate or acquire the assets it targets and achieve risk-adjusted returns;

•	the Company’s ability to borrow funds at favorable rates;

•	market, industry and economic trends;

•	recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System, the Federal Depositary Insurance Corporation, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”) and the U.S. Securities and Exchange Commission (“SEC”);

•	mortgage loan modification programs and future legislative actions;

•	the Company’s ability to maintain its qualification as a real estate investment trust (“REIT”);

•	the Company’s ability to maintain its exemption from qualification under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	projected capital and operating expenditures;

•	availability of qualified personnel;

•	prepayment rates; and

•	projected default rates.

The Company’s beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company or are within its control, including:

•	the factors referenced in this annual report on Form 10-K, including those set forth under Item 1, “Business” and Item 1A, “Risk Factors”

•	general volatility of the capital markets;

•	changes in the Company’s investment objectives and business strategy;

•	the availability, terms and deployment of capital;

•	the availability of suitable investment opportunities;

•	the Company’s dependence on its external advisor, ZAIS REIT Management, LLC (the “Advisor”), and the Company’s ability to find a suitable replacement if the Company or the Advisor were to terminate the investment advisory agreement the Company has entered into with the Advisor;

•	changes in the Company’s assets, interest rates or the general economy;

•	increased rates of default and/or decreased recovery rates on the Company’s investments;

•	changes in interest rates, interest rate spreads, the yield curve or prepayment rates; changes in prepayments of the Company’s assets;

•	limitations on the Company’s business as a result of its qualification as a REIT; and

•	the degree and nature of the Company’s competition, including competition for residential mortgage-backed securities (“RMBS”), loans or its other target assets.

Upon the occurrence of these or other factors, the Company’s business, financial condition, liquidity and consolidated results of operations may vary materially from those expressed in, or implied by, any such forward-looking statements.

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

Item 1. Business.

GENERAL

The Company is a Maryland corporation and completed its initial public offering (the “IPO”) on February 13, 2013. The Company’s shares of common stock are traded on the New York Stock Exchange (“NYSE”) under the Symbol “ZFC.”

The Company originates, acquires, finances, sells, services and manages residential mortgage loans. The Company originates mortgage loans through its GMFS mortgage banking platform and also acquires performing, re-performing and newly originated loans through other channels. The Company also invests in, finances and manages RMBS that are not issued or guaranteed by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae (“non-Agency RMBS”) with an emphasis on securities that, when originally issued, were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations and mortgage servicing rights (“MSRs”). The Company also has the discretion to invest in RMBS that are issued or guaranteed by a federally chartered corporation or a U.S. Government agency (“Agency RMBS”), including through To-Be-Announced (“TBA”) contracts, and in other real estate-related and financial assets, such as interest only strips created from RMBS (“IOs”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”). The Company refers collectively to the assets it targets as its target assets.

On October 31, 2014, the Company completed the acquisition of GMFS, a mortgage banking platform that primarily originates and services agency and government guaranteed residential mortgage loans in the southern United States. The Company has begun to source non-agency mortgage loans through the GMFS platform, with the intent of holding these loans in its investment portfolio. In addition, the Company has begun to acquire newly originated, non-agency mortgage loans from other loan sellers through its newly originated loan purchase program.

The Company’s income is generated primarily by the net spread between the income it earns on its assets and the cost of its financing and hedging activities, and the origination, sale and servicing of residential mortgage loans by its mortgage banking operations. The Company’s objective is to provide attractive risk-adjusted returns to its stockholders, primarily through quarterly distributions and secondarily through capital appreciation.

The Company is externally managed and advised by the Advisor. Pursuant to the terms of the investment advisory agreement between the Company and the Advisor, the Advisor is responsible for the Company’s investment strategies and decisions and its day-to-day operations.

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

The Operating Partnership issued and sold $57,500,000 aggregate principal amount of its 8.0% Exchangeable Senior Notes due 2016 (the “Exchangeable Senior Notes”) in a private transaction on November 25, 2013. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this annual report on Form 10-K, for a discussion of the terms of the Exchangeable Senior Notes.

At December 31, 2014, the Company held a diversified portfolio of mortgage loans, RMBS assets and MSRs with an aggregate fair value of $695.6 million, comprised of:

•	performing, re-performing and newly originated loans held for investment with a fair value of $415.9 million,

•	mortgage loans originated by the GMFS mortgage banking platform and held for sale with a fair value of $97.7 million,

•	RMBS assets with a fair value of $148.6 million, consisting primarily of senior tranches of non-Agency RMBS that were originally highly rated but subsequently downgraded and,

•	MSRs with a fair value of $33.4 million.

The borrowings the Company used to fund the purchase of its portfolio held for investment totaled $458.6 million at December 31, 2014, under: (i) a master loan repurchase agreement with Citibank, N.A. (the “Citi Loan Repurchase Facility”) to fund its distressed and re-performing loan portfolio, (ii) a master loan repurchase agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse”) (the “Credit Suisse Loan Repurchase Facility” and together with the Citi Loan Repurchase Facility, the “Loan Repurchase Facilities”) to fund its newly originated loan portfolio, (iii) master securities repurchase agreements with four counterparties and (iv) the Exchangeable Senior Notes. Additionally, the borrowings the Company used to fund the origination of its mortgage loans held for sale portfolio totaled $89.4 million at December 31, 2014 under warehouse lines of credit and repurchase agreements with four lenders with an aggregate borrowing capacity of $130.0 million. The Company is also in discussions with other financial institutions to provide it with additional borrowing capacity under various agreements, including repurchase agreements and other types of financing arrangements.

The Company is a Maryland corporation and is organized in a traditional umbrella partnership real estate investment trust (“UpREIT”) format pursuant to which the Company serves as the general partner of, and conducts substantially all of its business through, its Operating Partnership subsidiary, ZAIS Financial Partners, L.P., a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2014, the Company owned an approximate 89.6% partnership interest in the Operating Partnership (comprised of a general and limited partnership interest). The Company has elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2011.

The Company’s principal place of business is Two Bridge Avenue, Suite 322, Red Bank, New Jersey 07701-1106. The Company’s telephone number is (732) 978-7518. The Company’s website address is www.zaisfinancial.com. The information found on, or otherwise accessible through, the Company’s website is not incorporated into, and does not form a part of, this report.

INVESTMENT STRATEGY

The Company’s objective is to provide attractive risk-adjusted returns to its stockholders, primarily through quarterly distributions and secondarily through capital appreciation. The Company intends to achieve this objective by selectively constructing a portfolio of its target assets. The Company utilizes the experience and relationships developed in managing the whole loan investment platform of funds managed by ZAIS Group LLC (“ZAIS”). The Company’s whole loan strategy includes secondary market purchases of seasoned mortgage loans, a newly originated non-agency loan purchase program and an origination platform.

The Company believes that its target assets currently present attractive risk-adjusted return profiles and that current market conditions present opportunities for it to selectively originate and acquire its target assets at attractive trading prices. As market conditions change over time, the Company intends to adjust its strategy by shifting its asset allocations across its target asset classes to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions. The Company believes that the diversification of its portfolio of assets, its expertise among mortgage loans and real estate securities and the flexibility of its strategy will position it to generate attractive risk-adjusted returns for its stockholders over the long term.

The Company relies on the Advisor’s investment expertise in identifying and efficiently financing its assets. The Advisor makes investment decisions based on a variety of factors, including expected risk-adjusted returns, credit fundamentals, liquidity, availability of adequate financing, borrowing costs and macroeconomic conditions, as well as maintaining the Company’s REIT qualification and its exemption from registration as an investment company under the

1940 Act. The Company follows a predominantly long-term buy and hold strategy with respect to many of the assets that it acquires. The Company’s target assets are as follows:

Residential Mortgage Loans. Prime, subprime and alternative-A and alternative-B mortgage loans, which may be adjustable-rate, hybrid and/or fixed-rate residential mortgage loans, and pay option adjustable rate mortgage loans (“ARMs”). The Company acquires seasoned residential mortgage loans that are primarily, but not exclusively, performing and re-performing at the time of acquisition. The Company also acquires newly originated non-agency loans through its loan purchase program, which provides approved sellers a web-based platform for the pricing, locking and funding of individual loans which must adhere to loan eligibility criteria and underwriting guidelines. The Company also originates and services agency and government guaranteed residential mortgage loans through its recently acquired origination platform.

Non-Agency RMBS. RMBS that are not issued or guaranteed by a U.S. Government agency or federally chartered corporation, with an emphasis on securities that, when originally issued, were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations.

The mortgage loan collateral for non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by Fannie Mae, Freddie Mac or Ginnie Mae, due to certain factors, including mortgage balances in excess of agency underwriting guidelines, borrower characteristics, loan characteristics and level of documentation, and therefore are not issued or guaranteed by an agency of the U.S Government. The mortgage loan collateral may be classified as prime, subprime and alternative-A and alternative-B mortgage loans, which may be adjustable-rate, hybrid and/or fixed-rate residential mortgage loans, and pay option ARMs.

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

Asset Allocations. At December 31, 2014, the Company held a diversified portfolio of mortgage loans, RMBS assets and MSRs with an aggregate fair value of $695.6 million, comprised of: (i) performing, re-performing and newly originated loans held for investment with a fair value of $415.9 million, (ii) mortgage loans originated by the GMFS mortgage banking platform and held for sale with a fair value of $97.7 million, (iii) RMBS assets with a fair value of $148.6 million, and (iv) MSRs with a fair value of $33.4 million. As market conditions change, the Company intends to adjust its strategy by shifting its asset allocations across its target asset classes. The Company believes that the diversification of its portfolio of assets, its expertise among its target assets and the flexibility of its strategy will position it to generate attractive risk-adjusted returns for its stockholders in a variety of assets and market conditions. The Company will rely on the Advisor’s expertise in identifying assets within the target assets described above and, to the extent that leverage is employed, efficiently financing those assets. The Company expects allocation decisions will be based on a variety of factors, including expected risk-adjusted returns, credit fundamentals liquidity and the availability of certain assets.

FINANCING STRATEGY

The Company uses leverage primarily for the purposes of financing its portfolio and increasing potential returns to stockholders rather than for the purpose of speculating on changes in interest rates. The Company funds the origination and acquisition of its target assets through the use of prudent amounts of leverage. The borrowings the Company used to fund its portfolio totaled approximately $492.5 million as of December 31, 2014 under the warehouse lines of credit and repurchase agreements with four counterparties, Loan Repurchase Facilities and master securities repurchase agreements with four counterparties. Additionally, $57,500,000 aggregate principal amount of the Exchangeable Senior Notes were outstanding as of December 31, 2014.

The Company’s income is generated primarily by the net spread between the income it earns on its assets and the cost of its financing and hedging activities, and the origination, sale and servicing of residential mortgage loans by its mortgage banking operations. Although the Company is not required to maintain any particular leverage ratio, the amount of leverage it deploys for particular investments in its target assets depends upon the Advisor’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in its investment portfolio, the gap between the duration of its assets and liabilities, including hedges, the availability and cost of financing assets, its opinion of the creditworthiness of its financing counterparties, the health of the U.S. economy and residential and commercial mortgage-related markets, its outlook for the level, slope, and volatility of interest rates, the credit quality of collateral underlying the Company’s residential mortgage loans, non-Agency RMBS and other target assets, its outlook for asset spreads relative to the LIBOR curve and regulatory requirements limiting the permissible amount of leverage to be utilized. Based on current market conditions, the Company expects that it may deploy, on a debt-to-equity basis, up to four to one leverage on its seasoned residential whole loans and up to three to one leverage on its non-Agency RMBS assets. Any leverage on newly originated loans may be significantly greater than the leverage used on its seasoned loan portfolio depending on the characteristics of the newly originated loans. Additionally, to the extent the Company securitizes any residential mortgage loans in the future, it expects that the leverage obtained through such structures will vary considerably depending on the characteristics of the underlying loans.

The Company is restricted in the amount of leverage it may employ by the terms and provisions of its existing borrowings as well as other financing agreements that it may enter into in the future. The Company may also be subject to margin calls as a result of its financing activities. In addition, the Company intends to rely on short-term financing such as warehouse lines of credit, the duration of which may be less than 1 year, and repurchase transactions under master repurchase agreements, the duration of which may be 30 days for its securities repurchase agreements and 364 days for its Loan Repurchase Facilities.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this annual report on Form 10-K, for a discussion of the Company’s borrowings under the warehouse lines of credit and repurchase agreements, Loan Repurchase Facilities and securities repurchase agreements as of December 31, 2014 and the terms of the Exchangeable Senior Notes.

The Company utilizes derivative financial instruments to hedge the interest rate risk associated with its borrowings. Subject to maintaining its qualification as a REIT and exemption from registration as an investment company under the 1940 Act, the Company may also engage in a variety of interest rate management techniques that seek on one hand to mitigate the influence of interest rate changes on the values of some of its assets and on the other hand help the Company achieve its risk management objectives. The Company’s interest rate management techniques may include: interest rate swap agreements, interest rate cap agreements, MBS forward sales, exchange-traded derivatives and swaptions; puts and calls on securities or indices of securities; U.S. Department of the Treasury securities and options on U.S. Department of the Treasury securities; IOs and MSRs; and other similar transactions and financial instruments.

CORPORATE GOVERNANCE

The Company strives to maintain an ethical workplace in which the highest standards of professional conduct are practiced.

•	The Company’s board of directors is composed of a majority of independent directors. The Audit, Nominating and Corporate Governance and Compensation Committees are composed exclusively of independent directors.

•	In order to foster the highest standards of ethics and conduct in all business relationships, the Company has adopted a Code of Conduct and Ethics policy, which covers a wide range of business practices and procedures, that applies to its officers, directors, employees, if any, and independent contractors, to its

Advisor and its Advisor’s officers and employees, to ZAIS and ZAIS’ officers and employees, and to any other affiliates of ZAIS or the Advisor, and such affiliates’ officers and employees, who provide services to the Company or the Advisor in respect of the Company. In addition, the Company has implemented Whistleblowing Procedures for Accounting and Auditing Matters and Code of Conduct and Ethics Violations (the “Whistleblower Policy”) that set forth procedures by which any Covered Persons (as defined in the Whistleblower Policy) may raise, on a confidential basis, concerns regarding, among other things, any questionable or unethical accounting, internal accounting controls or auditing matters and any potential violations of the Code of Conduct and Ethics with the Audit Committee of the Company or the Chief Compliance Officer of ZAIS.

•	The Company has adopted an Insider Trading Policy for Trading in the Securities of the Company (the “Insider Trading Policy”), that governs the purchase or sale of the Company’s securities by any of directors, officers, and associates (as defined in the Insider Trading Policy) of the Company, if any, and independent contractors, as well as officers and employees of the Advisor and officers, employees and affiliates of ZAIS, and that prohibits any such persons from buying or selling the Company’s securities on the basis of material nonpublic information.

COMPETITION

The Company’s success depends, in large part, on its ability to originate or acquire assets at favorable spreads over its borrowing costs and its ability to efficiently manage its portfolio risks. In originating or acquiring its target assets and establishing hedge positions, the Company competes with other existing mortgage REITs (both internally and externally managed), mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, hedge funds (including those managed by ZAIS), ZAIS, to the extent that ZAIS holds assets directly on its own behalf or indirectly through one or more of its subsidiaries, affiliates or other newly formed entities, mutual funds, institutional investors, investment banking firms, governmental bodies and other companies with similar asset acquisition objectives. It is likely that the Company will also compete with other entities which may be organized in the future. Some of the Company’s competitors may have greater financial resources and access to lower cost of capital. These competitors may not be subject to the same regulatory constraints (such as REIT compliance or maintaining an exemption under the 1940 Act) as the Company. The effect of the existence of additional REITs and other market participants may be to increase competition for the available supply of mortgage assets suitable for origination or purchase, as well as the amount of financing available to the Company through warehouse lines of credit, repurchase agreements and other financing arrangements.

EMPLOYEES; STAFFING

The Company is managed by the Advisor, a subsidiary of ZAIS, pursuant to an amended and restated investment advisory agreement between the Company and the Advisor, dated as of December 13, 2012, as amended from time to time (the “Investment Advisory Agreement”). The Company’s GMFS origination platform employed a total of 216 people as of December 31, 2014. The Company has no employees other than those employed in connection with its GMFS origination platform. ZAIS was established in 1997 and is an investment adviser registered with the SEC specializing in structured credit, including residential whole loans, RMBS and ABS. As of December 31, 2014, ZAIS estimates that it had approximately $4.1 billion of assets under management (comprised primarily of (i) notional amounts and cash with respect to certain legacy, non-mark-to-market structured vehicles; (ii) market value of assets with respect to certain legacy structured vehicles; and (iii) net asset values for mark-to-market funds and separately managed accounts) and has built long-term relationships with an international investor base, including public and private pension funds, endowment/foundations, insurance companies, family offices, fund of funds, sovereign wealth funds and investment advisors. ZAIS possesses a comprehensive analytics and technology infrastructure, credit modeling, loan and securities valuation, loan data management and servicing oversight capabilities and significant structuring and securitization experience. As of December 31, 2014, ZAIS’ team included 126 professionals in the United States, Europe and Asia. ZAIS is the managing member of the Advisor and ZAIS and its employees support the Advisor in providing services to the Company pursuant to the terms of a shared facilities and services agreement between ZAIS and the Advisor. The Company relies on the Advisor and ZAIS to provide or obtain, on the Company’s behalf, the personnel and services necessary for the Company to conduct its business.

On September 17, 2014, HF2 Financial, a special purpose acquisition company, announced that it entered into a definitive agreement to acquire a majority equity interest in ZAIS Group Parent, LLC (“ZGP”). ZGP is the sole member of ZAIS. The HF2 Financial transaction is scheduled to close on March 17, 2015. The current owners of ZGP will not receive any proceeds at the closing of the transaction and will retain a significant equity stake in ZGP. Following the transaction, ZAIS’s current management team will continue to lead the combined organization.

EXECUTIVE OFFICERS OF THE COMPANY

The Company is externally managed and advised by its Advisor, a subsidiary of ZAIS. The Company relies on its Advisor and ZAIS to provide or obtain, on its behalf, the personnel and services necessary for it to conduct its business because the Company has no employees of its own, other than those employed in connection with its GMFS origination platform. Pursuant to the terms of the Investment Advisory Agreement, the Advisor and its affiliates provide the Company with its management team, including its Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and Chief Accounting Officer, along with appropriate support personnel. All of the Company’s officers and non-independent directors are also employees of ZAIS and its affiliates.

The following sets forth certain information with respect to our executive officers:

Michael Szymanski, 48, currently serves as a director and as the Company’s Chief Executive Officer and President. Mr. Szymanski currently serves as President of ZAIS and member of the ZAIS Management Committee, and as Chief Executive Officer of the Advisor and a member of the Advisor’s investment committee. Prior to joining ZAIS, Mr. Szymanski was Chief Executive Officer of XE Capital Management, LLC, an investment management firm specializing in structured products, from 2003 to 2008. Prior to that, Mr. Szymanski was Chief Financial Officer of Zurich Capital Markets (“ZCM”), a subsidiary of Zurich Financial Group, from 2000 to 2002. At ZCM, Mr. Szymanski managed global finance, accounting, tax, treasury, and risk management for a business specializing in structured products, including hedge fund linked derivatives and principal investments. Prior to that, Mr. Szymanski was a Vice President in the Bank and Insurance Strategies Group of Lehman Brothers from 1997 to 2000, providing capital markets structuring and advisory services to financial institutions and corporations. Prior to that, Mr. Szymanski spent nine years at Ernst & Young LLP advising financial services clients, leaving as a Senior Manager in the Capital Markets/M&A Advisory Group in New York. Mr. Szymanski served in E&Y’s National Office-Financial Services Industries Group, providing internal consultation services to resolve clients’ accounting and regulatory issues, specializing in financial instruments. Mr. Szymanski is a CPA and received a B.A. in Business Administration with a concentration in Accountancy from the University of Notre Dame and an Executive M.B.A. with a concentration in Finance from New York University’s Stern School of Business.

Paul McDade, 50, currently serves as the Company’s Chief Financial Officer and Treasurer. Mr. McDade currently serves as Chief Financial Officer of ZAIS and is also a member of the ZAIS Management Committee. Mr. McDade also serves as Chief Financial Officer of the Advisor. Prior to joining ZAIS in 2010, Mr. McDade was the Chief Financial Officer and Chief Operating Officer for XE Capital Management, LLC, an investment management firm specializing in structured products, from 2004 to 2008. During his 25 year career, Mr. McDade has held various financial roles at Zurich Capital Markets, J.P. Morgan Chase & Co., Reliance Group Holdings, Inc., and PricewaterhouseCoopers LLP. Mr. McDade is a CPA and received a B.S. in Accounting from the University of Scranton.

Brian Hargrave, 45, currently serves as the Company’s Chief Investment Officer. Mr. Hargrave currently serves as Senior Portfolio Manager of ZAIS and is responsible for whole loan investment and REIT platforms. Mr. Hargrave also serves as Chief Investment Officer of the Advisor and a member of the Advisor’s investment committee. He was previously responsible for Lehman Brothers’ whole loan trading businesses including small balance commercial mortgages, student loans and residential mortgages. Prior to that, Mr. Hargrave ran Lehman Brothers’ adjustable rate mortgage trading desk, with responsibility for whole loan acquisition, securitization and the firm’s agency and non-Agency secondary trading activities. He joined Lehman Brothers’ in the mortgage research group and has held several positions in research, structuring and trading. Mr. Hargrave received an M.B.A. from Harvard Business School and a B.S. from Indiana University.

Nisha Motani, 43, currently serves as the Company’s Chief Accounting Officer. Ms. Motani also currently serves as Director of Fund Reporting at ZAIS where she oversees annual audits, monthly net asset value reporting, quarterly and annual financial statement reporting, and informational requests from investors for all ZAIS-managed entities. Ms. Motani is also responsible for setting internal accounting policies and procedures, researching accounting issues, and serving as a direct liaison to the auditors and tax preparers for ZAIS-managed entities. Prior to joining ZAIS in October 2003, Ms. Motani worked as a senior manager in the Financial Services audit practice of Deloitte & Touche where she specialized in Investment Management. She is a CPA with a B.S. in Accounting from Rutgers School of Business.

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

The Company operates in a highly competitive market for investment opportunities. The Company’s profitability depends, in large part, on its ability to originate or acquire its target assets at attractive prices. In originating or acquiring its target assets, the Company will compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by ZAIS), ZAIS, to the extent that ZAIS holds assets directly on its own behalf or indirectly through one or more of its subsidiaries, affiliates or other newly formed entities, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of the Company’s competitors are substantially larger and have considerably greater financial, technical, marketing and other resources compared to the Company. Some competitors may have a lower cost of funds and access to funding sources that may not be available to the Company. Many of the Company’s competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of the Company’s competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than the Company. Furthermore, competition for investments in the Company’s target assets may lead to the price of such assets increasing, which may further limit the Company’s ability to generate desired returns. The Company cannot provide assurance that the competitive pressures it faces will not have a material adverse effect on its business, financial condition and consolidated results of operations. Also, as a result of this competition, desirable investments in the Company’s target assets may be limited in the future and the Company may not be able to take advantage of attractive investment opportunities from time to time, as the Company can provide no assurance that it will be able to identify and make investments that are consistent with its investment objectives.

The Company is highly dependent on information systems and communication systems; systems failures and other operational disruptions could significantly affect its business, which may, in turn, negatively affect its operating results and its ability to pay dividends to its stockholders.

The Company’s business is highly dependent on the communications and information systems of ZAIS and GMFS, which may interface with or depend on systems operated by third parties, including market counterparties, loan originators and other service providers. Any failure or interruption of these systems could cause delays or other problems in the Company’s activities, including in its target asset origination or acquisition activities, which could have a material adverse effect on the Company’s operating results and negatively affect the value of its common stock and its ability to pay dividends to its stockholders.

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

Given the complexity of the Company’s investment strategies, the Advisor must rely heavily on analytical models (both proprietary models developed by ZAIS and those supplied by third parties) and information and data supplied by third parties. Models and data will be used to value origination opportunities and potential target assets and also in connection with hedging the Company’s acquisitions. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose the Company to potential risks. For example, by relying on incorrect models and data, especially valuation models, the Advisor may be induced to buy certain target assets at prices that are too high, to sell certain other assets at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful.

Difficult conditions in the mortgage, residential and commercial real estate markets, the financial markets and the economy generally may cause the Company to experience market losses related to its holdings, and there is no assurance that these conditions will improve in the near future.

The Company’s consolidated results of operations are materially affected by conditions in the mortgage market, the residential and commercial real estate markets, the financial markets and the economy generally. The mortgage market has been severely affected by changes in the lending landscape, and there is no assurance that these conditions have fully stabilized or that they will not worsen. Disruption in the mortgage market negatively impacts new demand for homes and home price performance. There is a strong inverse correlation between home price growth rates and mortgage loan delinquencies. A deterioration of the RMBS market may cause the Company to experience losses related to its assets and to sell assets at a loss. Declines in the fair market values of the Company’s residential mortgage loans or RMBS may adversely affect its consolidated results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to its stockholders.

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

The Company’s profitability may be adversely affected if the Company is unable to obtain cost-effective financing for its assets. These consequences could be exacerbated in the event of potential future credit rating downgrades of the U.S. and certain European countries and the failure to resolve issues related to the “fiscal cliff” and the U.S. debt ceiling, which could create broader financial and global banking turmoil and lead to a significant rise in interest rates and a decrease in the fair market value of the Company’s assets.

The diminished level of Agency participation in, and other changes in the role of the Agencies in, the mortgage market may adversely affect the Company’s business.

If Agency participation in the mortgage market were reduced or eliminated, or their structures were to change radically (i.e., limitation or removal of the guarantee obligation), or their market share reduced because of required price increases or lower limits on the loans they can guarantee, the Company could be unable to acquire Agency RMBS or unable to originate Agency and government guaranteed mortgage loans on attractive terms or at all. The Company could be negatively affected in a number of ways depending on the manner in which related events unfold for Fannie Mae, Freddie Mac and other such agencies. GMFS, its mortgage origination platform, is an approved Fannie Mae Seller-Servicer, Freddie Mac Seller-Servicer, Ginnie Mae issuer, Department of Housing and Urban Development (“HUD”) / Federal Housing Administration (“FHA”) Mortgagee, U.S. Department of Agriculture (“USDA”) approved originator and U.S. Department of Veterans Affairs (“VA”) Lender, and any diminished participation by the Agencies may result in GMFS becoming unable to sell its originated mortgage loans to the Agencies on attractive terms or at all. Additionally, although the Company does not own any Agency RMBS as of December 31, 2014, it may rely on Agency RMBS it may acquire (as well as residential mortgage loans and non Agency RMBS that it owns) as collateral for its financings under securities repurchase agreements. Any decline in the value of Agency RMBS, or perceived market uncertainty about their value or their structures, would make it more difficult for the Company to obtain financing on acceptable terms or at all. Further, the current support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional support it may provide in the future, could have the effect of lowering the interest rates the Company expects to receive from Agency RMBS it may acquire, thereby tightening the spread between the interest the Company may earn on Agency RMBS and the cost of financing such assets. A reduction in the supply of Agency RMBS could also negatively affect the pricing of Agency RMBS by reducing the spread between the interest the Company may earn on an investment portfolio of Agency RMBS and its cost of financing such a portfolio. Future legislation, including draft bills recently introduced by members of the United States House of Representatives and Senate, could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, and could also nationalize, privatize, or eliminate such entities entirely. In particular, on March 11, 2014, members of the Senate Committee on Banking, Housing and Urban Affairs and the White House agreed on a framework to wind down Fannie Mae and Freddie Mac and overhaul the mortgage market. The plan, if adopted, would replace Fannie Mae and Freddie Mac with a new system of federally insured mortgage securities in which private insurers would be required to take initial losses before any government guarantee would be triggered. The Committee framework would allow private entities to purchase an explicit government guarantee to cover catastrophic losses on mortgages issued as bonds from a new guarantor. Rather than issuing separate securities with an implied federal guarantee as Fannie Mae and Freddie Mac did, the new system would see multiple firms issue a common security in which the government would stand behind the payment of principal and interest to bondholders. Any law affecting these Agencies may create market uncertainty and have the effect of reducing the actual or perceived credit quality of RMBS and may make it more expensive for GMFS to originate Agency related mortgage loans or impact its ability to sell its originated mortgage loans to the Agencies on attractive terms or at all. As a result, such laws could increase the risk of loss on RMBS the Company may acquire and loans GMFS originates. It also is possible that such laws could adversely impact the market for such securities and loans and spreads at which they trade. All of the foregoing could materially and adversely affect the Company’s financial condition and consolidated results of operations.

Actions of the U.S. Government, including the U.S. Congress, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies, including the SEC, to stabilize or reform the financial markets may not achieve the intended effect and may adversely affect the Company’s business.

In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which includes extensive changes to the laws regulating financial services firm. Among other things, the Dodd-Frank Act imposes significant restrictions on the proprietary trading activities of certain banking entities and has subjected other systemically significant organizations regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities. The new law includes significant changes to the regulation of financial institutions including the creation of (1) the Consumer Financial Protection Bureau (“CFPB”) within the Federal Reserve to regulate consumer financial services and products and (2) the Financial Stability Oversight Council to identify, monitor and address emerging systemic risks posed by the activities of financial services firms and make recommendations to the Federal Reserve to alleviate those risks. The CFPB has sole rulemaking and interpretive authority under existing and future consumer financial services laws and supervisory, examination and enforcement authority over institutions subject to its jurisdiction. The Dodd-Frank Act also provides for enhanced regulation of derivatives and securitization transactions (including the addition of risk retention requirements, third-party due diligence disclosure requirements, expanded asset-level data requirements and new standards relating to eligibility of securities as “mortgage-related securities” under the Exchange Act), restrictions on executive compensation and enhanced oversight of credit rating agencies. In addition, the Dodd-Frank Act provides for the elimination of prepayment penalties for mortgage loans and expanded consumer protection in respect of high-cost loans. In many cases the provisions of the statute will take effect only after regulations are adopted by the applicable Federal agencies.

The Dodd-Frank Act also prohibits lenders from originating residential mortgage loans unless the lender determines that the borrower has a reasonable ability to repay the loan. Under the Dodd-Frank Act, a lender and its assignees will not have liability under this prohibition with respect to any “qualified mortgage.” The CFPB has issued a final rule amending Regulation Z promulgated under the Federal Truth-in-Lending Act (“TILA”), which became effective on January 10, 2014, specifying the ability-to-repay requirements and the characteristics of a qualified mortgage (the “ATR/Qualified Mortgage Rule”). Interest-only loans, hybrid mortgage loans and certain balloon loans, as well as loans with a debt-to-income ratio exceeding 43%, will not meet the requirements for a qualified mortgage. With respect to qualified mortgages, the ATR/Qualified Mortgage Rule provides a safe harbor from liability if certain requirements are satisfied, or a rebuttable presumption from such liability if only certain of these requirements are satisfied. To the extent that a mortgage loan originated by the Company does not satisfy the requirements of a “qualified mortgage” under either set of requirements, the Company and its assignees could be liable for actual damages suffered by the borrower, litigation costs, statutory damages and special statutory damages. Various state and local legislatures may adopt similar or more onerous provisions in the future.

One of the CFPB’s areas of focus has been on whether mortgage originators take appropriate steps to ensure that business arrangements with service providers do not present risks to consumers. The sub-servicer the Company may retain to directly service residential mortgage loans (when the Company owns the associated MSRs) is one of the Company’s most significant service providers with respect to the Company’s residential mortgage loan business and the Company’s failure to take steps to ensure that this sub-servicer is servicing these residential mortgage loans in accordance with applicable law and regulation could result in enforcement action by the CFPB against the Company that could restrict the Company’s business and expose it to penalties or other claims. The Company generally uses a small number of sub-servicers on its residential whole loan portfolio and, as a result, the risks associated with the Company’s use of sub-servicers are concentrated around a small number of sub-servicer counterparties. On January 17, 2013, the CFPB promulgated final rules implementing the Dodd-Frank Act’s amendments to TILA and the Real Estate Settlement Procedures Act (“RESPA”) (the “Final Servicing Rules”), which became effective on January 10, 2014. The Final Servicing Rules are part of a broader effort to establish minimum national standards for mortgage servicing. Among other things, the Final Servicing Rules incorporate many of the provisions of a settlement reached by federal regulators and state attorneys general representing 49 states and five large mortgage servicers in 2012, target early intervention with borrowers following initial delinquency and impose detailed requirements applicable in each step of a servicer’s loss mitigation process. In particular, the Final Servicing Rules restrict so-called “dual tracking,” in which a servicer simultaneously evaluates a mortgagor for a loan modification or other loss mitigation alternatives at the same time that it prepares to foreclose on the mortgaged property. In addition, the State of California recently enacted the Homeowner’s Bill of Rights, which requires similar changes in delinquent loan servicing and foreclosure procedures and creates a private right of action permitting borrowers to bring legal actions against lenders that violate the law. The Final Servicing Rules and the similar state regulations therefore could result in increased delays in foreclosure or the inability to foreclose, which could in turn result in losses with respect to the Company’s residential whole loan portfolio.

In October 2014, the Federal Deposit Insurance Corporation (the “FDIC”), the Federal Housing Finance Agency, the Office of the Comptroller of the Currency (the “OCC”), the SEC, the Federal Reserve and the HUD adopted a final rule implementing the credit risk retention requirements of Section 941 of the Dodd-Frank Act for asset-backed securities (the “Risk Retention Rules”). As required by the Dodd-Frank Act, the Risk Retention Rules generally require “securitizers” to retain not less than 5% of the credit risk of the mortgage loans securitized. However, the Risk Retention Rules will not apply to RMBS backed solely by qualified mortgages. Although the Risk Retention Rules applicable to RMBS will not become effective until December 24, 2015, to the extent that the Company sponsors a securitization of non-qualified mortgages after such date, the Company will be required to comply with the Risk Retention Rules, which could subject the Company to losses in respect of the related RMBS. The Company would be subject to various enforcement options by the regulators for the failure to comply with the Risk Retention Rules.

The Dodd-Frank Act’s extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of financing from the Company’s lender counterparties and the availability or terms of residential mortgage loans and RMBS, both of which may have an adverse effect on the Company’s financial condition and consolidated results of operations.

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

The Company may be subject to liability in connection with its residential mortgage loans for potential violations of consumer protection laws and regulations.

Federal consumer protection laws and regulations have been enacted and promulgated that are designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. These laws and regulations include the ATR/Qualified Mortgage Rule and the Final Servicing Rule. In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. For example, the federal Home Ownership and Equity Protection Act of 1994 prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases may impose restrictions and requirements greater than those in place under federal laws and regulations. In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the borrower. This test, as well as certain standards set forth in the ATR/Qualified Mortgage Rule, may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan did not meet the standard or test even if the originator reasonably believed such standard or test had been satisfied.

Mortgage loans also are subject to various other federal laws, including:

•	the Equal Credit Opportunity Act of 1974, as amended (the “ECOA”) and Regulation B promulgated under the ECOA, which prohibit discrimination on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act of 1968, as amended, in the extension of credit;

•	the TILA and Regulation Z promulgated under TILA, which both require certain disclosures to the mortgagors regarding the terms of residential loans;

•	the RESPA and Regulation X promulgated under RESPA, which (among other things) prohibit the payment of referral fees for real estate settlement services (including mortgage lending and brokerage services) and regulate escrow accounts for taxes and insurance and billing inquiries made by mortgagors;

•	the Americans with Disabilities Act of 1990, as amended which, among other things, prohibits discrimination on the basis of disability in the full and equal enjoyment of the goods, services, facilities, privileges, advantages or accommodations of any place of public accommodation;

•	the Fair Credit Reporting Act of 1970, as amended, which regulates the use and reporting of information related to the borrower’s credit experience;

•	the Consumer Financial Protection Act, enacted as part of the Dodd-Frank Act, which (among other things) created the CFPB and gave it broad rulemaking, supervisory and enforcement jurisdiction over mortgage lenders and servicers, and proscribes any unfair, deceptive or abusive acts or practices in connection with any consumer financial product or service;

•	the Home Equity Loan Consumer Protection Act of 1988, which requires additional disclosures and limits changes that may be made to the loan documents without the mortgagor’s consent, and restricts a mortgagee’s ability to declare a default or to suspend or reduce a mortgagor’s credit limit to certain enumerated events;

•	the Depository Institutions Deregulation and Monetary Control Act of 1980, which preempts certain state usury laws;

•	the Dodd-Frank Act, including as described above under “—Actions of the U.S. Government, including the U.S. Congress, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies, including the SEC, to stabilize or reform the financial markets may not achieve the intended effect and may adversely affect the Company’s business”; and

•	the Service members’ Civil Relief Act of 2003, as amended, which provides relief to borrowers who enter into active military service or who were on reserve status but are called to active duty after the origination of their mortgage loans; and

•	the Alternative Mortgage Transaction Parity Act of 1982, which preempts certain state lending laws which regulate alternative mortgage transactions.

Failure of the Company, residential mortgage loan originators, mortgage brokers or servicers to comply with these laws and regulations, could subject the Company to monetary penalties and defenses to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential mortgage loans, which could adversely impact the Company’s business and financial results.

GMFS is a seller/servicer approved to sell residential mortgage loans to Freddie Mac and Fannie Mae and failure to maintain its status as an approved seller/servicer could harm the Company’s business.

GMFS is an approved Fannie Mae Seller-Servicer, Freddie Mac Seller-Servicer, Ginnie Mae issuer, HUD / FHA Mortgagee, USDA approved originator and VA Lender. As an approved seller/servicer, GMFS is required to conduct certain aspects of its operations in accordance with applicable policies and guidelines published by these entities and GMFS is required to pledge a certain amount of cash to them to collateralize potential obligations to these entities. Failure to maintain GMFS’s status as an approved seller/servicer would mean it would not be able to sell mortgage loans to these entities, could result in it being required to re-purchase loans previously sold to these entities, or could otherwise restrict the its business and investment options and could harm its business and expose it to losses or other claims. Fannie Mae, Freddie Mac or these other entities may, in the future, require GMFS to hold additional capital or pledge additional cash or assets in order to maintain approved seller/servicer status, which, if required, would adversely impact the Company’s financial results.

GMFS operates within a highly regulated industry on a federal, state and local level and the business results of GMFS are significantly impacted by the laws and regulations to which GMFS is subject.

As a mortgage loan originator, GMFS is subject to extensive and comprehensive regulation under federal, state and local laws in the United States. These laws and regulations significantly affect the way that GMFS conducts its business and restrict the scope of the existing business of GMFS and limit the ability of GMFS to expand its product offerings or can make the cost to originate and service mortgage loans higher, which could impact our financial results.

The CFPB issued proposed changes to its Mortgage Servicing Rules in November 2014. The proposed changes, if adopted, may increase the costs of loss mitigation and increase foreclosure timelines. Other new regulatory requirements or changes to existing requirements that the CFPB may promulgate could require changes in the business of GMFS, result in increased compliance costs and impair the profitability of such business. In addition, as a result of the Dodd-Frank Act’s potential expansion of the authority of state attorneys general to bring actions to enforce federal consumer protection legislation, GMFS could be subject to state lawsuits and enforcement actions, thereby further increasing the legal and compliance costs relating to GMFS. The proposed amendments to the Mortgage Servicing Rules will increase the complexity of the loss mitigation and foreclosure processes and an inadvertent failure to comply with these rules could lead to losses in the value of the mortgage loans, be an event of default under various servicing agreements or subject GMFS to fines and penalties. The cumulative effect of these changes could result in a material impact on our earnings.

GMFS could be subject to additional regulatory requirements or changes under the Dodd Frank Act beyond those currently proposed, adopted or contemplated, particularly given the ongoing heightened regulatory environment in which financial institutions operate. The ongoing implementation of the Dodd Frank Act, including the implementation of the Mortgage Servicing Rules by the CFPB, could increase the regulatory compliance burden and associated costs of GMFS and place restrictions on the operations of GMFS, which could in turn adversely affect our business, financial condition and results of operations.

Mortgage loan modification and refinance programs as well as future legislative action may adversely affect the value of, and the returns on, the target assets in which the Company intends to invest.

The U.S. Government, through the Federal Reserve, the FHA and the FDIC, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential or commercial mortgage loan foreclosures, including the Home Affordable Modification Program (“HAMP”), which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, and the Home Affordable Refinance Program (“HARP”), which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125% without new mortgage insurance. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.

Loan modification and refinance programs may adversely affect the performance of residential mortgage loans, Agency RMBS and non-Agency RMBS. Especially with non-Agency RMBS, a significant number of loan modifications with respect to a given security, including those related to principal forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such security. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, residential mortgage loans, non-Agency RMBS, Agency RMBS and the Company’s other target assets that it may purchase.

The increasing number of proposed U.S. federal, state and local laws and licensing requirements may increase the Company’s risk of liability with respect to certain mortgage loans and could increase the Company’s cost of doing business.

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

While the Company is not required to obtain licenses to purchase RMBS, the origination of residential mortgage loans requires and, the purchase of performing, re-performing and newly originated residential mortgage loans in the secondary market may, in some circumstances, require it to maintain various state licenses. Acquiring the right to service residential mortgage loans may also, in some circumstances, require the Company to maintain various state licenses. As a result, the Company could be delayed in conducting certain business if it were first required to obtain a state license. There can be no assurance that the Company will be able to obtain all of the licenses it needs or that it will not experience significant delays in obtaining these licenses. Furthermore, once licenses are issued, the Company is required to comply with various information reporting and other regulatory requirements to maintain those licenses, and there is no assurance that it will be able to satisfy those requirements or other regulatory requirements applicable to the Company’s business of originating or acquiring performing, re-performing and newly originated residential mortgage loans on an ongoing basis. The Company’s failure to obtain or maintain required licenses or the Company’s failure to comply with regulatory requirements that are applicable to the Company’s business of originating or acquiring residential mortgage loans may restrict the Company’s business and investment options and could harm the Company’s business and expose the Company to penalties or other claims.

In addition, environmental protection laws that apply to properties that secure or underlie the Company’s residential mortgage loans could result in losses to the Company. The Company may also be exposed to environmental liabilities with respect to properties of which it becomes a direct or indirect owner or to which it takes title, which could adversely affect the Company’s business and financial results.

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

Risks Associated with the Company’s Management and the Company’s Relationship with its Advisor

The Company is dependent on certain key personnel for its success, and the Company may not find a suitable replacement for its Advisor if the Investment Advisory Agreement is terminated, or if key personnel leave the employment of ZAIS or GMFS or otherwise become unavailable to the Company.

The Company is dependent on its Advisor for its day-to-day management, as the Company does not have any independent officers or any employees, other than those employed in connection with its GMFS origination platform. The Advisor has significant discretion as to the implementation of the Company’s asset acquisition and operating policies and strategies. The Company believes that its success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the executive officers and key personnel of its Advisor and the key personnel of its GMFS origination platform, as they will evaluate, negotiate, structure, close and monitor the Company’s originations and asset acquisitions, and the Company’s success will depend on their continued service. The departure of any of the executive officers or key personnel of the Advisor or GMFS could have a material adverse effect on the Company’s performance.

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

Neither the Company nor its Advisor has any employees or separate facilities, other than those employed in connection with the Company’s GMFS origination platform. The Company’s day-to-day operations outside of its origination platform will be conducted by employees of ZAIS, the parent company of the Advisor, pursuant to a shared facilities and services agreement between the Advisor and ZAIS. Under the shared facilities and services agreement, the Advisor will also be provided with the services and other resources necessary for the Advisor to perform its obligations and responsibilities under the Investment Advisory Agreement in exchange for certain fees payable by the Advisor. ZAIS may assign its rights and obligations thereunder to any of its majority-owned and controlled affiliates. In addition, because the Company will not be a party to the shared facilities and services agreement, the Company does not have any recourse to ZAIS if it does not fulfill its obligations under the shared facilities and services agreement or if it elects to assign the agreement to one of its affiliates. Also, the Advisor only has nominal assets and the Company will have limited recourse against the Advisor under the Investment Advisory Agreement to remedy any liability to the Company from a breach of contract or fiduciary duties.

There are conflicts of interest in the Company’s relationship with the Advisor and its affiliates, which could result in decisions that are not in the best interests of the Company’s stockholders.

The Company is subject to conflicts of interest arising out of its relationship with the Advisor and its affiliates, including ZAIS. Specifically, each of the Company’s officers and directors is also an employee of ZAIS or its affiliates. ZAIS and the Company’s officers may have conflicts between their duties to the Company and their duties to, and interests in, the Advisor or its affiliates. The Advisor is not required to devote a specific amount of time or the services of any particular individual to the Company’s operations. ZAIS manages or provides services to its own accounts and certain other funds and managed accounts for which ZAIS serves as the investment adviser and ZAIS may in the future hold assets directly on its own behalf or indirectly through one or more of its subsidiaries, affiliates or other newly formed entities (collectively the “Other Accounts”) and the Company will compete with these Other Accounts for ZAIS’ resources and support through the Advisor. During turbulent conditions in the mortgage industry, distress in the credit markets or other times when the Company will need focused support and assistance from ZAIS through the Advisor, entities for which ZAIS also acts as an investment advisor will likewise require greater focus and attention, placing ZAIS’ resources in high demand. In such situations, the Company may not receive the necessary support and assistance the Company requires or would otherwise receive if the Company were internally managed or if ZAIS did not act as an advisor for other entities or hold assets directly or indirectly for its own account. The ability of ZAIS and its officers and personnel to engage in other business activities may reduce the time they spend assisting the Advisor advising the Company.

The Company and certain of its affiliates and ZAIS’ Other Accounts and their affiliates may compete to acquire the Company’s target assets.

There may be conflicts in allocating assets that are suitable for the Company and Other Accounts of ZAIS and its affiliates. Other Accounts of ZAIS and its affiliates may compete with the Company with respect to certain assets which the Company may want to acquire and, as a result, the Company may either not be presented with the opportunity or have to compete with such Other Accounts to acquire these assets. Certain of these Other Accounts may have significant uninvested capital and will likely compete with the Company. Additionally, certain conflicts of interest may exist with respect to funds that have only limited reinvestment capacity including circumstances where the Company may purchase assets being disposed of by certain Other Accounts as they begin to liquidate various assets. In addition to the Other Accounts, ZAIS may, in the future, establish new funds or enter into new managed account arrangements with investment strategies that are the same or substantially similar to the Company’s strategy, including funds and accounts investing primarily in the Company’s target assets, including residential mortgage loans and RMBS. Such Other Accounts may compete with the Company for its target assets. The Company may also make investments in other entities which are managed by ZAIS or one of its affiliates. The Company will not, however, purchase any assets from, or issued by, any Other Account or any entity managed by the Advisor or its affiliates, or sell any asset to any Other Account or any such other entity without the consent of a majority of the Company’s independent directors. A majority of the Company’s independent directors may amend this affiliated investment policy at any time without stockholder consent. There may be certain situations where ZAIS allocates assets that may be suitable for the Company to Other Accounts managed by ZAIS or its affiliates instead of to the Company. Further, the Company may liquidate its investments at different times than Other Accounts due to, among other things, differences in investment strategies.

The Investment Advisory Agreement with the Advisor was not negotiated on an arm’s-length basis and may not be as favorable to the Company as if it had been negotiated with an unaffiliated third party.

Because each of the Company’s officers are employees of the Advisor or its affiliates, and, at the time the Investment Advisory Agreement was executed, all of the Company’s directors were employees of the Advisor or its affiliates, the Investment Advisory Agreement was not negotiated on an arm’s-length basis, and the Company did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. As a result, the terms, including the fees payable, may not be as favorable to the Company as an arm’s-length agreement. Furthermore, because each of the Company’s officers and non-independent directors is also an employee of the Advisor or its affiliates, the Company may choose not to enforce, or to enforce less vigorously, the Company’s rights under the Investment Advisory Agreement because of its desire to maintain its ongoing relationship with the Advisor.

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

The Company’s board of directors has approved broad guidelines for the Advisor and will not approve each origination or acquisition decision made by the Advisor.

The Advisor is authorized to follow broad guidelines in pursuing the Company’s origination and asset acquisition strategies. The Company’s board of directors will periodically review the Company’s guidelines and the Company’s portfolio of assets but will not, and will not be required to, review all of the Company’s proposed originations, acquisitions or any type or category of asset, except that an acquisition of any security from, or issued by, an entity managed by the Advisor or its affiliates, must be approved by a majority of the independent members of the board of directors. In addition, in conducting periodic reviews, the directors will rely primarily on information provided to them by the Advisor. Furthermore, the Advisor may use complex strategies, and transactions entered into by the Advisor may be costly, difficult or impossible to unwind by the time they are reviewed by the Company’s board of directors. The Advisor will have great latitude within the broad parameters of the Company’s guidelines in determining the types of assets it may decide are proper for the Company, which could result in returns that are substantially below expectations or that result in losses, which would materially and adversely affect the Company’s business operations and results. Further, decisions and acquisitions made by the Advisor may not fully reflect the best interests of the Company’s stockholders.

The Company may change any of its strategies, guidelines, policies or procedures without stockholder consent, which could result in its making originations and acquisitions that are different from, and possibly riskier than, those described in this annual report on Form 10-K.

The Company may change any of its strategies, guidelines, policies or procedures with respect to originations, acquisitions, asset allocation, growth, operations, indebtedness, financing strategy, hedging strategy and distributions at any time without the consent of the Company’s stockholders, which could result in the Company’s strategies becoming different from, and possibly riskier than, strategies described in this annual report on Form 10-K. A change in the Company’s strategy may increase its exposure to interest rate risk, prepayment risk, financing risk, credit risk, default risk and real estate market fluctuations. Furthermore, a change in the Company’s asset allocation could result in the Company making originations and acquisitions in asset categories different from those described in this annual report on Form 10-K. In addition, the Company’s charter provides that its board of directors may revoke or otherwise terminate the Company’s REIT election, without the approval of its stockholders, if it determines that it is no longer in the Company’s best interests to qualify as a REIT. These changes could adversely affect the Company’s financial condition, consolidated results of operations, the value of the Company’s common stock and its ability to make distributions to the Company’s stockholders.

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

The Advisor’s loan sourcing fee is payable regardless of the future performance of the newly originated residential mortgage loans which might encourage the Advisor to source and acquire a higher volume of loans, including loans with potentially lower yields or underwritten pursuant to lesser standards.

Pursuant to the Investment Advisory Agreement, the Company pays the Advisor a loan sourcing fee quarterly in arrears in lieu of any payments or reimbursements that would otherwise be due to the Advisor or its affiliates pursuant to Investment Advisory Agreement for loan sourcing services provided. The loan sourcing fee is equal to 0.50% of the principal balance of newly originated residential mortgage loans sourced by the Advisor or its affiliates through its conduit program and acquired by the Company’s subsidiaries. The Company will pay the Advisor a loan servicing fee regardless of the future performance of the newly originated residential mortgage loans. The Advisor’s entitlement to nonperformance-based compensation might encourage it to source and acquire a higher volume of loans, including loans with potentially lower yields or underwritten pursuant to lesser standards. This in turn could negatively affect the Company’s ability to make distributions to its stockholders and the value of its common stock.

Risks Related to Financing and Hedging

The Company uses leverage in executing its business strategy, which may adversely affect the return on the Company’s assets and may reduce cash available for distribution to the Company’s stockholders, as well as increase losses when economic conditions are unfavorable.

The Company leverages the origination and acquisition of its target assets through private funding sources, including borrowings structured as repurchase agreements, warehouse facilities, notes issued by the Operating Partnership, securitizations, term financings and derivative contracts. Leverage can enhance the Company’s potential returns but can also exacerbate losses. Although the Company is not required to maintain any particular assets-to-equity leverage ratio, the amount of leverage the Company deploys for particular assets depends upon the Advisor’s assessment of short-term interest rates, overall market conditions and the particular risks of the assets being financed. The Company’s percentage of leverage varies over time depending on its ability to enter into or issue repurchase agreements, warehouse facilities, notes issued by the Operating Partnership, term financings and derivative contracts, financing rates, type and/or amount of collateral required to be pledged, the Company’s assessment of the appropriate amount of leverage for the particular assets the Company is funding and regulatory requirements limiting the permissible amount of leverage to be utilized.

The return on the Company’s assets and cash available for distribution to its stockholders may be reduced to the extent that market conditions prevent the Company from leveraging its assets or cause the cost of its financing to increase relative to the income that can be derived from the assets originated or acquired. The Company’s financing costs will reduce cash available for distribution to stockholders. The Company may not be able to meet its financing obligations and, to the extent that the Company cannot, the Company risks the loss of some or all of the Company’s assets to liquidation or sale to satisfy the obligations. A decrease in the value of the Company’s assets that are subject to repurchase agreement and certain warehouse financings may lead to margin calls which the Company will have to satisfy. The Company may not have the funds available to satisfy any such margin calls and may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses. The satisfaction of any such margin calls may reduce cash flow available for distribution to the Company’s stockholders. Any reduction in distributions to the Company’s stockholders may cause the value of the Company’s common stock to decline.

The Company’s inability to access funding could have a material adverse effect on the Company’s consolidated results of operations, financial condition and business.

The borrowings the Company used to fund its portfolio totaled approximately $549.0 million as of December 31, 2014 under the Loan Repurchase Facilities, master securities repurchase agreements with four counterparties, warehouse and repurchase agreement facilities related to its GMFS origination platform with four counterparties and notes issued by the Operating Partnership. The Company’s ability to fund its target asset originations and acquisitions may be impacted by the Company’s ability to secure further such borrowings as well as securitizations, term financings and derivative contracts on acceptable terms. Because repurchase agreements and warehouse facilities are short-term commitments of capital, lenders may respond to market conditions making it more difficult for the Company to renew or replace on a continuous basis its maturing short-term borrowings. If the Company is not able to renew its then existing facilities or arrange for new financing on terms acceptable to the Company, or if the Company defaults on the Company’s covenants or is otherwise unable to access funds under the Company’s financing facilities, the Company may have to curtail the Company’s origination and asset acquisition activities and/or dispose of assets. While the Company is in discussions with additional counterparties to provide financing arrangements, the Company cannot provide assurance that these discussions will result in additional financing capacity for the Company.

It is possible that the lenders that will provide the Company with financing could experience changes in their ability to advance funds to it, independent of its performance or the performance of its portfolio of assets. Furthermore, if many of the Company’s potential lenders are unwilling or unable to provide it with financing, the Company could be forced to sell its assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on the Company’s lenders change, they may be required to significantly increase the cost of the financing that they provide to the Company. The Company’s lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability. Moreover, the amount of financing the Company receives under its repurchase agreements will be directly related to the lenders’ valuation of the Company’s target assets that cover the outstanding borrowings. Typically, repurchase agreements grant the lender the absolute right to reevaluate the fair market value of the assets that cover outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call. A margin call would require the Company to transfer additional assets to such lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. Any such margin call could have a material adverse effect on the Company’s consolidated results of operations, financial condition, business, liquidity and ability to make distributions to the Company’s stockholders, and could cause the value of the Company’s common stock to decline. The Company may be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity, which could cause it to incur losses.

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

If a counterparty to the Company’s repurchase transactions defaults on its obligation to resell the underlying asset back to the Company at the end of the transaction term, or if the value of the underlying asset has declined as of the end of that term, or if the Company defaults on its obligations under the repurchase agreement, the Company will lose money on its repurchase transactions.

Under the Company’s repurchase transactions, the Company generally sells assets to lenders (that is, repurchase agreement counterparties) and receives cash from the lenders. The lenders are obligated to resell the same assets back to the Company at the end of the term of the transaction, which typically ranges from 30 to 90 days for RMBS related repurchase agreements, and up to 364 days or longer for residential loan related repurchase agreements. Because the cash the Company will receive from the lender when the Company initially sells the assets to the lender is less than the value of those assets (this is referred to as the haircut), if the lender defaults on its obligation to resell the same assets back to it the Company would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the assets). The Company would also lose money on a repurchase transaction if the value of the underlying assets has declined as of the end of the transaction term, as the Company would have to repurchase the assets for their initial value but would receive assets worth less than that amount. Further, if the Company defaults on one of its obligations under a repurchase transaction, the lender will be able to terminate the transaction and cease entering into any other repurchase transactions with the Company. The Company’s repurchase agreements may contain cross-default provisions, such that if a default occurs under any one agreement, the lenders under the Company’s other agreements could also declare a default. If a default occurs under any of the Company’s repurchase agreements and the lenders terminate one or more of the Company’s repurchase agreements, the Company may need to enter into replacement repurchase agreements with different lenders. There can be no assurance that the Company will be successful in entering into such replacement repurchase agreements on the same terms as the repurchase agreements that were terminated or at all. Any losses the Company incurs on its repurchase transactions could adversely affect the Company’s earnings and thus the Company’s cash available for distribution to its stockholders.

An increase in the Company’s borrowing costs relative to the interest it receives on its leveraged assets may adversely affect the Company’s profitability and the Company’s cash available for distribution to its stockholders.

As the Company’s repurchase agreements, warehouse facilities and other short-term borrowings mature, the Company will be required either to enter into new borrowings or to sell certain of its assets. An increase in short-term interest rates at the time that the Company seeks to enter into new borrowings would reduce the spread between the returns on the Company’s assets and the cost of the Company’s borrowings. This would adversely affect the returns on the Company’s assets, which might reduce earnings and, in turn, cash available for distribution to the Company’s stockholders.

The Company’s rights under the Company’s repurchase agreements may be subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of the Company or its lenders under the repurchase agreements, which may allow the Company’s lenders to repudiate the Company’s repurchase agreements.

In the event of the Company’s insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the collateral agreement without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and the Company’s claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, the Company’s ability to exercise its rights to recover its assets under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages the Company actually incurs.

The Exchangeable Senior Notes are recourse obligations to the Company and the indenture governing the Exchangeable Senior Notes contains cross-default provisions.

As of December 31, 2014, $57.5 million of principal balance of the Exchangeable Senior Notes were outstanding. These amounts are full recourse obligations of the Company. If the Company is not able to extend, refinance or repurchase these borrowings, the Company may not have the ability to repay these amounts when they come due. The Company’s inability to repay any of the Exchangeable Senior Notes could cause the acceleration of its borrowings, which would have a material adverse effect on its business.

The indenture governing the Exchangeable Senior Notes contains cross-default provisions whereby a default under one agreement could result in a default and acceleration of borrowings under other agreements. If a cross-default occurred, the Company may not be able to pay its liabilities or access capital from external sources in order to refinance its borrowings. If some or all of the Company’s borrowings default and it causes a default under other borrowings, the Company’s business, financial condition and consolidated results of operations could be materially and adversely affected.

The accounting for the Exchangeable Senior Notes has resulted in the Company having to recognize interest expense in excess of the stated interest rate of the Exchangeable Senior Notes and may result in volatility to Company’s consolidated statement of operations.

Unless and until the Company obtains stockholder approval to issue shares upon exchange of the Exchangeable Senior Notes in excess of the “aggregate share cap,” the Operating Partnership will deliver cash in respect of any shares that would otherwise be deliverable in excess of the aggregate share cap based on a daily exchange value calculated on a proportionate basis for each trading day of the 40 trading day averaging period. Unless and until the Company obtains such approval, the conversion option that is part of the Exchangeable Senior Notes is accounted for as a derivative under ASC 815 “Derivatives and Hedging” (“ASC 815”). In general, this has resulted in an initial valuation of the conversion option, which has been bifurcated from the debt component of the Exchangeable Senior Notes resulting in an original issue discount. The original issue discount is accreted to interest expense over the term of the Exchangeable Senior Notes, which resulted in an effective interest rate reported in Company’s consolidated statement of operations in excess of the stated coupon rate of the Exchangeable Senior Notes. This reduced the Company’s earnings and could adversely affect the price at which Company’s common stock trades, but will have no effect on the amount of cash interest paid to holders or on the Operating Partnership’s or the Company’s cash flows.

For each financial statement period after issuance of the Exchangeable Senior Notes, a change in unrealized gain (or loss) may be reported in the Company’s consolidated statement of operations to the extent the valuation of the conversion option changes from the previous period, which may result in volatility to the Company’s consolidated statement of operations.

Through certain of its subsidiaries the Company may engage in securitization transactions relating to residential mortgage loans, which would expose it to potentially material risks.

Through certain of its subsidiaries the Company may engage in securitization transactions relating to residential mortgage loans, which generally would require the Company to prepare marketing and disclosure documentation, including term sheets and prospectuses, that include disclosures regarding the securitization transactions and the assets being securitized. If the Company’s marketing and disclosure documentation are alleged or found to contain inaccuracies or omissions, the Company may be liable under federal and state securities laws (or under other laws) for damages to third parties that invest in these securitization transactions, including in circumstances where the Company relied on a third party in preparing accurate disclosures, or the Company may incur other expenses and costs in connection with disputing these allegations or settling claims.

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

The Company’s potential securitization activities could expose it to litigation, which may adversely affect its business and financial results.

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

Defending a lawsuit can consume significant resources and may divert management’s attention from the Company’s operations. The Company may be required to establish reserves for potential losses from litigation, which could be material. To the extent the Company is unsuccessful in its defense of any lawsuit, the Company could suffer losses which could be in excess of any reserves established relating to that lawsuit and these losses could be material.

The Company enters into hedging transactions that could expose it to contingent liabilities in the future and adversely impact its financial condition.

Subject to maintaining the Company’s qualification as a REIT, part of the Company’s strategy involves entering into hedging transactions that could require it to fund cash payments in certain circumstances (such as the early termination of a hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin assets it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in the Company’s consolidated results of operations. The Company’s ability to fund these obligations will depend on the liquidity of its assets and access to capital at the time. The need to fund these obligations could adversely impact the Company’s financial condition.

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

Subject to maintaining its qualification as a REIT, the Company pursues various hedging strategies to seek to reduce its exposure to adverse changes in interest rates. The Company’s hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect the Company because, among other things:

•	interest rate hedging can be expensive, particularly during periods of volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments or “mark to market” losses would reduce earnings or stockholders’ equity;

•	the amount of income that a REIT may earn from non-qualifying hedging transactions (other than through taxable REIT subsidiaries (“TRSs”) to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;

•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs the Company’s ability to sell or assign the Company’s side of the hedging transaction;

•	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay; and

•	the duration of the hedge may not match the duration of the related liability.

In general, when the Company originates or acquires a fixed-rate mortgage loan or hybrid ARM or a RMBS collateralized by such asset, the Company may, but is not required to, enter into an interest rate swap agreement, MBS forward sales contract, or other hedging instrument that effectively fixes the Company’s borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect the Company from rising interest rates, because the borrowing costs are fixed for the duration of the fixed-rate portion of the related asset.

However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on the Company’s consolidated results of operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the asset would remain fixed. This situation may also cause the fair market value of the Company’s asset to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, the Company may be forced to sell assets to maintain adequate liquidity, which could cause the Company to incur losses.

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

Certain of the Company’s subsidiaries have entered into over-the-counter interest rate swap agreements to hedge risks associated with movements in interest rates. Because interest rate swaps were not cleared through a central counterparty, the Company remains exposed to the counterparty’s ability to perform its obligations under each such swap and cannot look to the creditworthiness of a central counterparty for performance. As a result, if an over-the-counter swap counterparty cannot perform under the terms of an interest rate swap, the Company’s subsidiary would not receive payments due under that agreement, the Company may lose any unrealized gain associated with the interest rate swap and the hedged liability would cease to be hedged by the interest rate swap. While the Company would seek to terminate the relevant over-the-counter swap transaction and may have a claim against the defaulting counterparty for any losses, including unrealized gains, there is no assurance that the Company would be able to recover such amounts or to replace the relevant swap on economically viable terms or at all. In such case, the Company could be forced to cover its unhedged liabilities at the then current market price. The Company may also be at risk for any collateral the Company has pledged to secure the Company’s obligations under the over-the-counter interest rate swap if the counterparty becomes insolvent or files for bankruptcy.

Furthermore, the Company’s swap transactions are subject to increasing statutory and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Recently, new regulations have been promulgated by U.S. and foreign regulators attempting to strengthen oversight of derivative contracts. Any actions taken by regulators could constrain the Company’s strategy and could increase its costs, either of which could materially and adversely impact its consolidated results of operations.

In particular, the Dodd-Frank Act requires certain derivatives, including certain interest rate swaps, to be executed on a regulated market and cleared through a central counterparty. Unlike uncleared swaps, the counterparty for the cleared swaps is the clearing house, which reduces counterparty risk. However, cleared swaps require the Company to appoint clearing brokers and to post margin in accordance with the clearing house’s rules, which has resulted in increased costs for cleared swaps over uncleared swaps. It is expected that margin requirements will be introduced for uncleared swaps during the next 12 months which are expected to exceed the margin requirements, and the costs to the Company, over cleared swaps. The margin regulations for both cleared and uncleared swaps are also expected to limit eligible margin to cash and specified types of securities, which may further increase the costs of hedging and induce the Company to change or reduce its use of hedging transactions. The margin regulations are not expected to apply to any swaps that were entered into prior to the effective date of such regulations.

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

The Dodd-Frank Act extended the reach of commodity regulations for the first time to include not just traditional futures and options contracts but also derivative contracts referred to as “swaps.” As a consequence of this change, any investment fund that trades in swaps may be considered a “commodity pool” under regulations issued by the relevant regulator, the U.S. Commodity Futures Trading Commission (“CFTC”). If the Company is a commodity pool, unless an exemption applies, its operator will be regulated as a commodity pool operator (“CPO”). Under revised requirements issued by the CFTC, CPOs must register or file for an exemption from registration with the National Futures Association, the self-regulatory organization for CFTC-regulated swaps and other financial instruments, and become subject to regulation by the CFTC, including with respect to disclosure, recordkeeping and reporting.

On December 7, 2012, the CFTC issued a No-Action Letter that provides mortgage REITs relief from such registration (“No-Action Letter”) if they meet certain conditions and submit a claim for such no-action relief by email to the CFTC. The Company believes it meets the conditions set forth in the No-Action Letter and it has filed its claim with the CFTC to permit the use of the no-action relief from registration. However, if in the future the Company does not meet the conditions set forth in the No-Action Letter or the relief provided by the No-Action Letter becomes unavailable for any other reason and the Company is unable to obtain another exemption from registration, the Company may be required to reduce or eliminate its use of interest rate swaps or vary the manner in which it deploys interest rate swaps in its business in order to mitigate the cost of compliance with the commodity pool regulations. Further, the Company or its directors may be required to register with the CFTC as CPOs and the Advisor may be required to register as a “commodity trading advisor” with the CFTC in order to execute or maintain the Company’s hedging strategy. This will subject the Company, its directors and the Advisor to regulation by the CFTC and require compliance with the CFTC’s swap rules. In the event registration for the Company, its directors or the Advisor is required but is not obtained, the Company, its directors or the Advisor may be subject to fines, penalties and other civil or governmental actions or proceedings. The costs of compliance with the CFTC regulations, or the changes to the Company’s hedging strategy necessary to avoid their application, could have a material adverse effect on the Company’s business, financial condition and consolidated results of operations.

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

Changes in the fair market values of most of the Company’s assets will be directly charged or credited to stockholders’ equity. As a result, a decline in values may reduce the book value of the Company. Moreover, if the decline in value of an available-for-sale security is other than temporary or if the Company elects the fair value option in respect of such security, such decline will reduce earnings.

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

While the Company intends to diversify its portfolio of assets in the manner described in this annual report on Form 10-K, the Company is not required to observe specific diversification criteria, except as may be set forth in the guidelines adopted by the Company’s board of directors. Therefore, the Company’s portfolio of assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. For example, as of December 31, 2014, the five states that represented the largest portion of mortgage loans (measured by outstanding principal balance) were: California (26.2%); Florida (16.6%); Georgia (5.7%); New York (5.1%); and New Jersey (4.6%). To the extent that the Company’s portfolio is concentrated in any one region or type of security, downturns relating generally to such region or type of security may result in defaults on a number of its assets within a short time period, which may reduce the Company’s net income and the value of its common stock and accordingly reduce its ability to pay dividends to its stockholders.

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

GMFS originates residential mortgage loans which have risks of losses due to mortgage loan defaults or fraud.

GMFS currently originates loans that are eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, VA and USDA through retail, correspondent and broker channels. The Company also expects GMFS to originate loans that are not guaranteed or insured by such agencies or channels, and the origination of these residential mortgage loans have risks of losses due to mortgage loan defaults or fraud. The ability of borrowers to make timely principal and interest payments could be adversely affected by changes in their personal circumstances, a rise in interest rates, a recession, declining real estate property values or other economic events, resulting in losses. Moreover, if a borrower defaults on a mortgage loan that GMFS or the Company owns and if the liquidation proceeds from the sale of the property do not cover the loan amount and the legal, broker and selling costs, GMFS or the Company would experience a loss. The Company could experience losses if it fails to detect fraud, where a borrower or lending partner has misrepresented its financial situation or purpose for obtaining the loan, or an appraisal misrepresented the value of the property collateralizing its loan.

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

The Company, through GMFS and other subsidiaries, holds and may originate or acquire additional subprime residential mortgage loans and non Agency RMBS backed by collateral pools of subprime mortgage loans that have been originated using underwriting standards that are less restrictive than those used in underwriting other higher quality mortgage loans. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent years experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans, the performance of subprime mortgage loans and non Agency RMBS backed by subprime mortgage loans that the Company holds and may originate or acquire could be correspondingly adversely affected, which could adversely impact the Company’s consolidated results of operations, financial condition and business.

Deficiencies in the underwriting of newly originated residential mortgage loans may result in an increase in the severity of losses on the Company’s residential mortgage loans.

The underwriting of newly originated residential mortgage loans is different than the underwriting and investment process related to seasoned mortgage loans and RMBS, which focuses, in part, on performance history.

Prior to originating or acquiring residential mortgage loans or other assets, GMFS or other Company subsidiaries may undertake underwriting and due diligence efforts with respect to various aspects of the loan or asset. When underwriting or conducting due diligence, GMFS or other Company subsidiaries rely on available resources and data, which may be limited, and on investigations by third parties. The mortgage loan originator may also only conduct due diligence on a sample of a pool of loans or assets it is acquiring and assume that the sample is representative of the entire pool. These underwriting and due diligence efforts may not reveal matters which could lead to losses. If the underwriting process is not robust enough or if it does not conduct adequate due diligence, or the scope of the underwriting or due diligence is limited, the Company may incur losses.

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

Although mortgage originators generally underwrite mortgage loans in accordance with their pre determined loan underwriting guidelines, from time to time and in the ordinary course of business, originators may make exceptions to these guidelines. On a case by case basis, underwriters may determine that a prospective borrower that does not strictly qualify under the underwriting guidelines warrants an underwriting exception, based upon compensating factors. Compensating factors may include a lower loan-to-value ratio, a higher debt coverage ratio, experience as an owner or investor, higher borrower net worth or liquidity, stable employment, longer length of time in business and length of time owning the property. Loans originated with exceptions may result in a higher number of delinquencies and defaults.

Losses could occur due to a counterparty that sold loans to GMFS or other Company subsidiaries refusing to or being unable to repurchase that loan or pay damages related to breaches of representations made by the seller.

The Company recently completed the operational roll out of its newly originated residential loan purchase program as well as the acquisition of GMFS, a mortgage loan origination platform. Losses could occur due to a counterparty that sold loans or other assets to GMFS or other Company subsidiaries refusing to or being unable to (e.g., due to its financial condition) repurchase loans or pay damages if it is determined subsequent to purchase that one or more of the representations or warranties made to GMFS or other Company subsidiaries in connection with the sale was inaccurate.

Even if GMFS or another Company subsidiary obtains representations and warranties from the loan seller counterparties they may not parallel the representations and warranties GMFS or other Company subsidiaries make to subsequent purchasers of the loans or may otherwise not protect the seller from losses, including, for example, due to the counterparty being insolvent or otherwise unable to make payments arising out of damages for a breach of representation or warranty. Furthermore, to the extent the counterparties from which loans were acquired have breached their representations and warranties, such breaches may adversely impact the Company’s business relationship with those counterparties, including by reducing the volume of business Company subsidiaries conduct with those counterparties, which could negatively impact their ability to acquire loans and the larger mortgage origination business. To the extent Company subsidiaries have significant exposure to representations and warranties made to it by one or more counterparties, the Company may determine, as a matter of risk management, to reduce or discontinue loan acquisitions from those counterparties, which could reduce the volume of mortgage loans available for acquisition and negatively impact the Company’s business and financial results.

The Company and GMFS are subject to risks and can be exposed to significant losses relating to inaccurate representations made in connection with loan sales to third parties.

When selling loans (including sales to Agencies and into a securitization trust), GMFS has historically made and GMFS and other Company subsidiaries will in the future continue to make representations and warranties to the purchaser regarding characteristics of the mortgage loans, information about the mortgage borrower and the completeness of records and documentation relating to the mortgage loans. If the representations and warranties are inaccurate with respect to any mortgage loan, the seller of that loan may be obligated to repurchase the mortgage loan or pay damages, which may result in a loss.

In the aftermath of the financial crisis that began in 2007, a significant amount of litigation has been commenced by mortgage loan purchasers and their successors against mortgage loan originators and sellers, seeking to recover damages for losses incurred when purchased or securitized loans eventually defaulted. GMFS, which has been originating and selling mortgage loans to a range of different counterparties, including during periods prior to and leading up to the 2007 financial crisis, faces risks that counterparties that had purchased mortgage loans from GMFS will assert claims against GMFS for breach of representations and warranties arising out these historical mortgage loan sales. Although no litigation has been commenced to date by any party against GMFS, the Company is aware that GMFS has in the past executed with at least with one counterparty a statute of limitations tolling agreement with respect to mortgage loans that were sold by GMFS to this counterparty. This tolling agreement extends the time period by which this counterparty could bring claims against GMFS arising out of historical loan sales to this counterparty. In addition, GMFS and other Company subsidiaries could become subject to other claims arising out of current or historical loan sales to third parties. These claims could expose GMFS and/or other Company subsidiaries to damages, cause them to devote significant management time and attention and other resources to resolving or defending these claims, require

GMFS, the Company or its other subsidiaries to incur significant costs, or cause significant losses. The Company has established a liability for potential losses related to loan sale representations and warranties with a corresponding provision recorded for loan losses. However, any reserves established by the Company or GMFS could be inadequate.

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

A number of factors may impair borrowers’ abilities to repay their loans, including:

•	adverse changes in national and local economic and market conditions;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	costs of remediation and liabilities associated with environmental conditions such as indoor mold;

•	the potential for uninsured or under-insured property losses;

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses; and

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001.

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

Reverse mortgages have payment terms which are different from traditional forward mortgages, and if the actual rate and timing of payoffs of these loans differ significantly from the Company’s expectations, the market value of its reverse mortgage loans may be materially adversely affected.

In addition to traditional forward mortgage loans, GMFS also originates, acquires and services home equity conversion mortgage loans (“HECM loans”), which are reverse mortgage loans that are insured by the FHA. With a reverse mortgage loan, unlike a traditional forward mortgage loan, the borrower does not make ongoing cash payments of principal or interest. Rather, with a reverse mortgage loan, payment of interest and repayment of principal is not triggered until a maturity event—such as death, non-occupancy, sale of the property or other conveyance of title to the property, or a failure to perform certain obligations which remain uncured under the loan. The loan balance of a reverse mortgage loan accrues at a fixed or floating rate of interest and, similar to a traditional forward mortgage loan, the borrower continues to own and live in the home and remains responsible only for maintaining the home in good repair and paying real estate taxes and property insurance premiums for the life of the loan.

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

The timing of any payment of principal and interest is uncertain and will be made in respect of the Company’s HECM loans only upon (i) a maturity event, (ii) a borrower voluntary prepayment event which can occur at any time or (iii) the assignment of a HECM loan to the FHA when the loan balance reaches 98% of its maximum claim amount. The rate of principal payments (including prepayments or partial payments) of the HECM loans depends on a variety of economic, social, geographic, demographic, legal and other factors, including changes in home prices, prevailing market interest rates, borrower mortality, and FHA guidelines regarding the HECM loans, and will affect the weighted average lives and the yields the Company realizes on its HECM loans. HECM loans may respond differently than traditional forward mortgage loans to the factors that influence prepayment. There is variability when any amounts might be paid on HECM loans because it is uncertain: (i) when any maturity event might occur, (ii) whether a HECM loan borrower will choose to prepay amounts advanced in whole or in part and (iii) in the case of an adjustable-rate HECM loan, when amounts owed on a HECM loan will equal or exceed 98% of the maximum claim amount. If the actual rate and timing of maturity events, borrower prepayments and assignments to the FHA differ significantly from the Company’s expectations, the market value of its HECM loans may be materially adversely affected.

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

As a result of alleged deficiencies in foreclosure practices, a number of servicers temporarily suspended foreclosure proceedings beginning in the second half of 2010 while they evaluated their foreclosure practices. In late 2010, a group of state attorneys general and state bank and mortgage regulators representing nearly all 50 states and the District of Columbia, along with the U.S. Justice Department and HUD, began an investigation into foreclosure practices of banks and servicers. The investigations and lawsuits by several state attorneys general led to a settlement agreement in March 2012 with five of the nation’s largest banks, pursuant to which the banks agreed to pay more than $25 billion to settle claims relating to improper foreclosure practices. The settlement does not prohibit the states, the federal government, individuals or investors in RMBS from pursuing additional actions against the banks and servicers in the future.

The integrity of the servicing and foreclosure processes are critical to the value of the residential mortgage loans and the RMBS collateralized by residential mortgage loans in which the Company invests, and the Company’s financial results could be adversely affected by deficiencies in the conduct of those processes. For example, delays in the foreclosure process that have resulted from investigations into improper servicing practices may adversely affect the values of, and the Company’s losses on, the residential mortgage loans and non-Agency RMBS the Company owns or may originate or acquire. Foreclosure delays may also increase the administrative expenses of any securitization trusts that the Company may sponsor for non-Agency RMBS, thereby reducing the amount of funds available for distribution to the Company’s stockholders. In addition, the subordinate classes of securities issued by any such securitization trusts may continue to receive interest payments while the defaulted loans remain in the trusts, rather than absorbing the default losses. This may reduce the amount of credit support available for the senior classes the Company may own, thus possibly adversely affecting these securities.

In addition, in these circumstances, the Company may be obligated to fund any obligation of the servicer to make advances on behalf of a delinquent loan obligor. To the extent that there are significant amounts of advances that need to be funded in respect of loans where the Company owns the servicing right, it could have a material adverse effect on the Company’s business and financial results.

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

The Company continues to monitor and review the issues raised by the alleged improper foreclosure practices. While the Company cannot predict exactly how the servicing and foreclosure matters or the resulting litigation or settlement agreements will affect its business, there can be no assurance that these matters will not have an adverse impact on the Company’s consolidated results of operations and financial condition.

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

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location and condition;

•	competition from comparable types of properties;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	any need to address environmental contamination at the property or the occurrence of any uninsured casualty at the property;

•	changes in national, regional or local economic conditions and/or specific industry segments;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates;

•	real estate tax rates and other operating expenses;

•	changes in governmental rules, regulations and fiscal policies, including environmental legislation; and

•	acts of God, terrorist attacks, social unrest and civil disturbances.

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

The Company may purchase interests in MSRs, which will expose it to significant risks.

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

Changes in interest rates are a key driver of the performance of MSRs. Historically, the value of MSRs has increased when interest rates rise and decreased when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. The Company may pursue various hedging strategies to seek to reduce its exposure to adverse changes in interest rates. The Company’s hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect the Company. To the extent the Company does not utilize derivatives to hedge against changes in the fair value of MSRs, the Company’s balance sheet, consolidated results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, MSRs as interest rates change.

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

Furthermore, MSRs are subject to numerous U.S. federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on the Company’s business. The Company’s failure to comply, or the failure of the servicer to comply, with the laws, rules or regulations to which the Company or the servicer are subject by virtue of ownership of MSRs, whether actual or alleged, could expose the Company to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on the Company’s business, financial condition, consolidated results of operations or cash flows.

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

An increase in interest rates may cause a decrease in the volume of certain of the Company’s target assets, which could adversely affect its ability to originate or acquire target assets that satisfy its investment objectives and to generate income and make distributions.

Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of the Company’s target assets available to it, which could adversely affect the Company’s ability to originate or acquire assets that satisfy its investment objectives. Rising interest rates may also cause the Company’s target assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause the Company to be unable to originate or acquire a sufficient volume of its target assets with a yield that is above the Company’s borrowing cost, the Company’s ability to satisfy its investment objectives and to generate income and make distributions may be materially and adversely affected.

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

A significant risk associated with the Company’s target assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates increased significantly, the fair market value of these investments would decline, and the duration and weighted average life of the investments would increase. The Company could realize a loss if the investments were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on the Company’s repurchase agreements.

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

Interest rate mismatches between the Company’s ARMs and RMBS backed by ARMs or hybrid ARMs and the Company’s borrowings used to fund its purchases of these assets may cause it to suffer losses.

The Company funds its residential mortgage loans and RMBS with borrowings that have interest rates that adjust more frequently than the interest rate indices and repricing terms of ARMs and RMBS backed by ARMs or hybrid ARMs. Accordingly, if short-term interest rates increase, the Company’s borrowing costs may increase faster than the interest rates on its ARMs and RMBS backed by ARMs or hybrid ARMs adjust. As a result, in a period of rising interest rates, the Company could experience a decrease in net income or a net loss.

In most cases, the interest rate indices and repricing terms of ARMs and RMBS backed by ARMs or hybrid ARMs and the Company’s borrowings are not identical, thereby potentially creating an interest rate mismatch between the Company’s investments and its borrowings. While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods when the spread between these indices was volatile. During periods of changing interest rates, these interest rate index mismatches could reduce the Company’s net income or produce a net loss, and adversely affect the level of the Company’s dividends and the market price of its common stock.

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

Because the Company holds and may originate or acquire additional fixed-rate assets, an increase in interest rates on the Company’s borrowings may adversely affect its book value.

Increases in interest rates may negatively affect the fair market value of the Company’s assets. Any fixed-rate assets the Company holds, originates or acquires generally will be more negatively affected by these increases than adjustable-rate assets. In accordance with accounting rules, the Company will be required to reduce its earnings for any decrease in the fair market value of its assets that are accounted for under the fair value option. The Company will be required to evaluate its assets on a quarterly basis to determine their fair value by using third-party bid price indications provided by dealers who make markets in these assets or by third-party pricing services. If the fair value of an asset is not available from a dealer or third-party pricing service, the Company will estimate the fair value of the asset using a variety of methods, including discounted cash flow analysis, matrix pricing, option-adjusted spread models and fundamental analysis. Aggregate characteristics taken into consideration include type of collateral, index, margin, periodic cap, lifetime cap, underwriting standards, age and delinquency experience. However, the fair value reflects estimates and may not be indicative of the amounts the Company would receive in a current market exchange. If the Company determines that a security is other-than-temporarily impaired, the Company would be required to reduce the value of such security on its balance sheet by recording an impairment charge in its income statement and its stockholders’ equity would be correspondingly reduced. Reductions in stockholders’ equity decrease the amounts the Company may borrow to originate or purchase additional target assets, which could restrict the Company’s ability to increase its net income.

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

A decline in the fair market value of the Company’s assets and the assets which it intends to originate or acquire may require the Company to recognize an “other-than-temporary” impairment against such assets under U.S. GAAP, if the Company were to determine that, with respect to any debt security in unrealized loss positions, the Company does not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, the Company would recognize realized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair market value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect the Company’s future losses or gains, as they are based on the difference between the sale price received and the adjusted amortized cost of such assets at the time of sale. In addition, the Company has elected the fair value option for its residential mortgage loans and RMBS and future mortgage related assets may also be carried at fair value. Accordingly, declines in the fair value of these assets will also be recognized as unrealized losses through earnings and will adversely impact the results of its operations for the period in which such change in value occurs.

Many of the assets in the Company’s portfolio will be recorded at fair value and, as a result, there will be uncertainty as to the value of these assets.

Many of the assets in the Company’s portfolio are and will likely be in the form of assets that are not publicly traded. The fair value of residential mortgage loans, RMBS and other mortgage-related assets that are not publicly traded may not be readily determinable. The Company values these assets quarterly at fair value, as determined in accordance with applicable accounting standards, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of the Company’s assets may fluctuate over short periods of time and the Company’s determinations of fair value may differ materially from the values that would have been used if a ready market for these assets existed. The value of the Company’s common stock could be adversely affected if its determinations regarding the fair value of these assets were materially higher than the values that the Company ultimately realizes upon their disposal.

Prepayment rates may adversely affect the value of the Company’s portfolio of assets.

There are seldom any restrictions on borrowers’ abilities to prepay their residential mortgage loans. Declines in interest rates may cause an increase in prepayment rates of mortgage loans. In addition, both HARP and QE3 may also cause an increase in prepayment rates. The Company generally receives distributions from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the RMBS. Faster than expected prepayments could adversely affect the Company’s profitability, including in the following ways:

•	The Company may purchase residential mortgage loans and RMBS that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, the Company may pay a premium over the par value to acquire the asset. In accordance with U.S. GAAP, the Company may amortize this premium over the estimated term of the residential mortgage loans or RMBS. If the asset is prepaid in whole or in part prior to its maturity date, however, the Company may be required to expense the premium that was prepaid at the time of the prepayment.

•	The Company also may acquire residential mortgage loans and RMBS at a lower interest rate than the market interest rate at the time. This would adversely affect the Company’s profitability. Slower-than-

expected prepayments may also adversely affect the fair market value of discounted residential mortgage loans and RMBS.

•	The Company anticipates that a substantial portion of its ARMs and adjustable-rate RMBS may bear interest rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If an ARM or adjustable-rate RMBS is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the Company will have held that ARM or RMBS while it was least profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.

•	If the Company is unable to originate or acquire new residential mortgage loans or RMBS similar to the prepaid assets, the Company’s financial condition, results of operation and cash flow would suffer. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions, the relative interest rates on fixed-rate mortgages and ARMs, the credit rating of the borrower, the rate of home price appreciation or depreciation, and foreclosures and lender competition.

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

The Company’s success depends in part on its ability to analyze the relationship of changing interest rates on prepayments of mortgage loans. Changes in interest rates and prepayments affect the market price of the residential mortgage loans and RMBS that the Company intends to originate or purchase and any residential mortgage loans and RMBS that the Company holds at a given time. As part of the Company’s overall portfolio risk management, the Company will analyze interest rate changes and prepayment trends separately and collectively to assess their effects on the Company’s portfolio of assets. In conducting this analysis, the Company will depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. If dislocations in the residential mortgage market or other developments change the way that prepayment trends have historically responded to interest rate changes, the Company’s ability to (i) assess the fair market value of its portfolio of assets, (ii) implement its hedging strategies and (iii) implement techniques to reduce its prepayment rate volatility would be significantly affected, which could materially adversely affect the Company’s financial position and consolidated results of operations. In particular, despite the historically low interest rates, recent dislocations, including home price depreciation resulting in many borrowers owing more on their mortgage than the values of their homes, have prevented many such borrowers from refinancing their mortgage loans, which has impacted prepayment rates and the value of residential mortgage loans and RMBS assets. However, mortgage loan modification and refinance programs or future legislative action may make refinancing mortgage loans more accessible or attractive to such borrowers, which could cause the rate of prepayments on residential mortgage loans and RMBS assets to accelerate. For residential mortgage loans and RMBS assets, including some of the Company’s RMBS assets, that were purchased or are trading at premium to their par value, higher prepayment rates would adversely affect the value of such assets or cause the holder to incur losses with respect to such assets.

Risks Related to Owning The Company’s Common Stock

Common stock and preferred stock eligible for future sale may have adverse effects on the Company’s share price.

Subject to applicable law, the Company’s board of directors has the authority, without further stockholder approval, to authorize the Company to issue additional authorized shares of common stock and preferred stock on the terms and for the consideration it deems appropriate, including shares of common stock issuable upon exchange of the Exchangeable Senior Notes. The Company cannot predict the effect, if any, of future sales of its common stock, or the availability of shares for future sales, on the market price of its common stock. As of March 13, 2015, the Company had 8,897,800 shares of common stock outstanding which are comprised of (i) 7,970,886 shares of common stock, and

(ii) 926,914 Operating Partnership units (“OP units”), which are exchangeable, on a one-for-one basis, into cash or, at the Company’s option, for shares of the Company’s common stock. In addition, the Exchangeable Senior Notes are exchangeable for shares of the Company’s common stock or, to the extent necessary to satisfy NYSE listing requirements, cash, at an exchange rate of 54.3103 shares of common stock for each $1,000 aggregate principal amount of the Exchangeable Senior Notes, subject to adjustment and other limitations under certain circumstances. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this annual report on Form 10-K, for a discussion of the terms of the Exchangeable Senior Notes. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for the Company’s common stock.

For as long as the Company is an emerging growth company, the Company will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about the Company’s executive compensation, that apply to other public companies.

Upon the completion of its IPO, the Company became subject to reporting and other obligations under the Exchange Act. In April 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was enacted into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. The Company is an “emerging growth company” as defined in the JOBS Act and may remain an emerging growth company for up to five full fiscal years. Unlike public companies that are not “emerging growth companies,” for as long as the Company is an emerging growth company, the Company will not be required to (i) provide an auditor’s attestation report on internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), (ii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iii) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (iv) provide certain disclosure regarding executive compensation required of larger public companies or (v) hold shareholder advisory votes on executive compensation. The Company cannot predict if investors will find its shares of common stock less attractive if the Company chooses to rely on these exemptions.

Future offerings of debt or equity securities or notes exchangeable for shares of common stock, which may rank senior to the Company’s common stock, may adversely affect the market price of the Company’s common stock.

If the Company issues debt securities, including issuances of notes by the Operating Partnership which are exchangeable for shares of common stock of the Company, which rank senior to the Company’s common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting the Company’s operating flexibility. Additionally, any equity securities or convertible or exchangeable securities that the Company issues in the future may have rights, preferences and privileges more favorable than those of the Company’s common stock and may result in dilution to owners of the Company’s common stock. The Company and, indirectly, the Company’s stockholders, will bear the cost of issuing and servicing such securities. Because the Company’s decision to issue debt, exchangeable notes or equity securities in any future offering will depend on market conditions and other factors beyond the Company’s control, the Company cannot predict or estimate the amount, timing or nature of the Company’s future offerings. Thus, holders of the Company’s common stock will bear the risk of the Company’s future offerings, reducing the market price of the Company’s common stock and diluting the value of their stock holdings in the Company.

The Company has not established a minimum distribution payment level and the Company cannot assure stockholders of its ability to pay distributions in the future.

The Company’s current policy is to pay distributions which will allow the Company to satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income tax on its undistributed income. The Company has not, however, established a minimum distribution payment level and the Company’s ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this annual report on Form 10-K. All distributions will be made at the discretion of the Company’s board of directors and will depend on the Company’s earnings, its financial condition, any debt covenants, maintenance of the Company’s REIT qualification, restrictions on making distributions under Maryland law and other factors as the Company’s board of directors may deem relevant from time to time. The Company may not be able to make distributions in the future and the Company’s board of directors may change the Company’s distribution policy in the future. The Company believes that a change in any one of the following factors, among others, could adversely affect its consolidated results of operations and impair the Company’s ability to pay distributions to its stockholders:

•	the profitability of the assets the Company holds, originates or acquires;

•	the Company’s ability to make profitable acquisitions;

•	margin calls or other expenses that reduce the Company’s cash flow;

•	defaults in the Company’s asset portfolio or decreases in the value of the Company’s portfolio; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

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

As permitted by Maryland law, the Company’s charter limits the liability of its directors and officers to the Company and its stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

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

The Company’s amended and restated bylaws designates the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for some litigation, which could limit the ability of stockholders of the Company to obtain a favorable judicial forum for disputes with the Company.

On March 11, 2014, the board of directors of the Company approved an amendment to its bylaws which, unless the Company consents in writing to the selection of an alternative forum, makes the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of any duty owed by any director or officer or other employee of the Company to the Company or to the stockholders of the Company, (iii) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the MGCL or the Company’s charter or bylaws, or (iv) any action asserting a claim against the Company or any director or officer or other employee of the Company that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of the Company’s capital stock shall be deemed to have notice of and to have consented to the provisions described above. This forum selection provision may limit the ability of stockholders of the Company to obtain a judicial forum that they find favorable for disputes with the Company or its directors, officers, employees, if any, or other stockholders.

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

Qualification for exemption from registration under the 1940 Act will limit the Company’s ability to make certain investments. For example, these restrictions will limit the ability of the Company’s subsidiaries to invest directly in mortgage back securities that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations and ABS, and real estate companies or in assets not related to real estate.

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

The Company’s taxable income may substantially differ from its net income based on U.S. GAAP. For example, interest income on the Company’s mortgage loans and other mortgage related assets does not necessarily accrue under an identical schedule for U.S. federal income tax purposes as for accounting purposes.

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

When the Company purchases mortgage loans that have shown evidence of credit deterioration since origination and management determines that it is probable the Company will not collect all contractual cash flows on those assets, the Company will apply the guidance that addresses accounting for differences between contractual cash flows and cash flows expected to be collected if those differences are attributable to, at least in part, credit quality. Interest income will be recognized on a level-yield basis over the life of the loan as long as cash flows can be reasonably estimated. The level-yield is determined by the excess of the Company’s initial estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the Company’s initial investment in the mortgage loan (accretable yield). The amount of interest income to be recognized cannot result in a carrying amount that exceeds the payoff amount of the loan. The excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) will not be recognized as an adjustment of yield.

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

To qualify as a REIT, the Company must distribute to its stockholders each calendar year at least 90% of its REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that the Company satisfies the 90% distribution requirement, but distributes less than 100% of its taxable income, the Company will be subject to U.S. federal corporate income tax on its undistributed income. In addition, the Company will incur a 4% nondeductible excise tax on the amount, if any, by which the Company’s distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. The Company’s current policy is to pay distributions which will allow the Company to satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income tax on its undistributed income.

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

Similarly, some of the RMBS that the Company purchases will likely have been issued with OID. The Company will be required to report such OID based on a constant yield method and income will accrue based on the assumption that all future projected payments due on such mortgage backed securities (“MBSs”) will be made. If such MBSs turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year in which uncollectability is provable. Finally, in the event that any mortgage loans, RMBS or other debt instruments acquired by the Company are delinquent as to mandatory principal and interest payments, or in the event a borrower with respect to a particular debt instrument acquired by the Company encounters financial difficulty rendering it unable to pay stated interest as due, the Company may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, the Company may be required to accrue interest income with respect to subordinate RMBS at their stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while the Company would in general ultimately have an offsetting loss deduction available to it when such interest was determined to be uncollectible, the loss would likely be treated as a capital loss, and the utility of that loss would therefore depend on the Company’s having capital gain in that later year or thereafter.

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

The interest apportionment rules under Treasury Regulation Section 1.856-5(c) provide that, if a mortgage is secured by both real property and other property, a REIT is required to apportion its annual interest income to the real property security based on a fraction, the numerator of which is the value of the real property securing the loan, determined when the REIT commits to acquire the loan, and the denominator of which is the highest “principal amount” of the loan during the year. IRS Revenue Procedure 2011-16 and IRS Revenue Procedure 2014-51 interpret the “principal amount” of the loan to be the face amount of the loan, despite the Code’s requirement that taxpayers treat any market discount, which is the difference between the purchase price of the loan and its face amount, for all purposes (other than certain withholding and information reporting purposes) as interest rather than principal.

The interest apportionment regulations apply only if the mortgage loan in question is secured by both real property and other property. The Company expects that all or most of the mortgage loans that the Company acquires will be secured only by real property and no other property value is taken into account in the Company’s underwriting process. Accordingly, it is not contemplated that the Company will regularly invest in mortgage loans to which the interest apportionment rules described above would apply. Nevertheless, if the IRS were to assert successfully that the Company’s mortgage loans were secured by property other than real estate, that the interest apportionment rules applied for purposes of the Company’s REIT testing, and that the position taken in IRS Revenue Procedure 2011-16 and IRS Revenue Procedure 2014-51 should be applied to certain mortgage loans in the Company’s portfolio, then depending upon the value of the real property securing the Company’s mortgage loans and their face amount, and the other sources of the Company’s gross income generally, the Company may fail to meet the 75% REIT gross income test. If the Company does not meet this test, the Company could potentially lose its REIT qualification or be required to pay a penalty to the IRS.

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

The Company has elected, together with ZFC Funding Inc. (“ZFC Funding TRS”) (formerly known as ZAIS I TRS, Inc.), for ZFC Funding TRS to be treated as a TRS, the Company has elected, together with ZFC Trust TRS I, LLC (“ZFC Trust TRS”) for ZFC Trust TRS to be treated as a TRS, and the Company has elected, together with ZFC Honeybee TRS, LLC (“Honeybee TRS”), for Honeybee TRS to be treated as a TRS. ZFC Funding TRS, ZFC Trust TRS, Honeybee TRS and any other domestic TRS that the Company may form would pay U.S. federal, state and local income tax on its taxable income, and its after tax net income would be available for distribution to the Company but would not be required to be distributed to it by such domestic TRS. The Company anticipates that the aggregate value of the TRS stock and securities owned by it will be less than 25% of the value of its total assets (including the TRS stock and securities). Furthermore, the Company will monitor the value of its investments in its TRSs to ensure compliance with the rule that no more than 25% of the value of its assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). In addition, the Company will scrutinize all of the Company’s transactions with TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that the Company will be able to comply with the TRS limitations or to avoid application of the 100% excise tax discussed above.

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

The Company’s ability to invest in TBAs could be limited by the Company’s REIT qualification.

The Company may have exposure to Agency RMBS through TBAs. Pursuant to these TBAs, the Company agrees to purchase, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. As with any forward purchase contract, the value of the underlying Agency RMBS may decrease between the contract date and the settlement date, which may result in the recognition of income, gain or loss. The law is unclear regarding whether TBAs are qualifying assets for the REIT 75% asset test and whether income or gains from the dispositions of TBAs, through “dollar roll” transactions or otherwise, constitute qualifying income for purposes of the REIT 75% gross income test. Accordingly, the Company’s ability to purchase Agency RMBS through TBAs or to dispose of TBAs through these transactions or otherwise, could be limited. The Company does not expect TBAs to adversely affect its ability to meet the REIT gross income and assets tests. No assurance can be given that the IRS would treat TBAs as qualifying assets or treat income and gains from the disposition of TBAs as qualifying income for these purposes, and therefore, the Company’s ability to invest in such assets could be limited.

The failure of excess MSRs held by the Company to qualify as real estate assets, or the failure of the income from excess MSRs to qualify as interest from mortgages, could adversely affect the Company’s ability to qualify as a REIT.

The Company may acquire excess MSRs. In recent private letter rulings, the IRS ruled that excess MSRs meeting certain requirements would be treated as an interest in mortgages on real property and thus a real estate asset for purposes of the 75% REIT asset test, and interest received by a REIT from such excess MSRs will be considered interest on obligations secured by mortgages on real property for purposes of the 75% REIT gross income test. A private letter ruling may be relied upon only by the taxpayer to whom it is issued, and the IRS may revoke a private letter ruling. Consistent with the analysis adopted by the IRS in such private letter rulings and based on advice of counsel, the Company intends to treat any excess MSRs that it acquires that meet the requirements provided in the private letter rulings as qualifying assets for purposes of the 75% REIT gross asset test and the Company intends to treat income from such excess MSRs as qualifying income for purposes of the 75% and 95% gross income tests. Notwithstanding the IRS’s determination in the private letter rulings described above, it is possible that the IRS could successfully assert that any excess MSRs that the Company acquires do not qualify for purposes of the 75% REIT gross asset test and income from such MSRs does not qualify for purposes of the 75% and/or 95% gross income tests, which could cause the Company to be subject to a penalty tax and could adversely impact the Company’s ability to qualify as a REIT.

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

Even if the Company qualifies as a REIT, the Company may be subject to certain U.S. federal, state and local taxes on its income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of foreclosures, and state or local income, franchise, property and transfer taxes, including mortgage related taxes. In addition, ZFC Funding TRS, ZFC Trust TRS, Honeybee TRS and any other domestic TRSs the Company owns will be subject to U.S. federal, state, and local corporate taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, the Company may hold some of its assets through taxable subsidiary corporations, including domestic TRSs. Any taxes paid by such subsidiary corporations would decrease the cash available for distribution to the Company’s stockholders. Furthermore, if the Company acquires appreciated assets from a subchapter C corporation in a transaction in which the adjusted tax basis of the assets in the Company’s hands is determined by reference to the adjusted tax basis of the assets in the hands of the C corporation, and if the Company subsequently disposes of any such assets during the 10-year period following the acquisition of the assets from the C corporation, the Company will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the excess of the fair market value of the assets on the date that they were contributed to the Company over the basis of such assets on such date, which the Company refers to as built-in gains. A portion of the assets contributed to the Company in connection with its formation may be subject to the built-in gains tax. Although the Company expects that the built-in gains tax liability arising from any such assets should be de minimis, there is no assurance that this will be the case.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company uses the offices of ZAIS located at Two Bridge Avenue, Suite 322, Red Bank, New Jersey 07701-1106, telephone (732) 978-7518 in connection with its residential mortgage loan financing strategy and the offices of GMFS located at 4561 Durham Place, Baton Rouge, Louisiana, 70816 for its origination and mortgage banking operations. GMFS also has various branch locations which are located primarily throughout the southeastern United States.

Item 3. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2014, the Company was not involved in any legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock began trading on the NYSE on February 8, 2013 under the symbol “ZFC.” Prior to that time, there was no public trading market for the Company’s common stock. On March 13, 2015 the last sales price for the Company’s common stock on the NYSE was $17.89 per share. The following table presents the high and low sales prices per share of the Company’s common stock during each calendar quarter for the year ended 2014:

Period	High	Low
October 1, 2014 through December 31, 2014	$18.51	$17.01
July 1, 2014 through September 30, 2014	19.48	15.93
April 1, 2014 through June 30, 2014	16.82	16.00
January 1, 2014 through March 31, 2014	18.09	15.83

The following table presents the high and low sales prices per share of the Company’s common stock during each calendar quarter since it commenced trading on the NYSE on February 8, 2013 until December 31, 2013:

Period	High	Low
October 1, 2013 through December 31, 2013	$18.38	$15.75
July 1, 2013 through September 30, 2013	18.60	15.51
April 1, 2013 through June 30, 2013	21.00	16.50
February 8, 2013 through March 31, 2013	20.90	19.45

Holders

As of March 9, 2015, the Company had 16 registered holders of its common stock. The 16 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of the Company’s common stock. Such information was obtained through the Company’s registrar and transfer agent.

Dividends

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the Company’s taxable year ended December 31, 2011. U.S. federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income, excluding net capital gains and determined without regard to the dividends paid deduction, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. The Company’s current policy is to pay distributions which will allow it to satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income tax on its undistributed income. Although the Company may borrow funds to make distributions, cash for such distributions is expected to be largely generated from the Company’s consolidated results of operations. Dividends are declared and paid at the discretion of the Company’s board of directors and depend on cash available for distribution, financial condition, the Company’s ability to maintain its qualification as a REIT, and such other factors that the Company’s board of directors may deem relevant. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this annual report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect the Company’s ability to pay dividends.

During 2014, the Company declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount per Share and OP unit
March 20, 2014	March 31, 2014	April 14, 2014	$0.40
June 18, 2014	June 30, 2014	July 15, 2014	$0.40
September 18, 2014	September 30, 2014	October 15, 2014	$0.40
December 19, 2014	December 31, 2014	January 15, 2015	$0.40

A portion of the dividend paid on October 15, 2014 was characterized as a return of capital for U.S. federal income tax purposes, and the entire dividend paid on January 15, 2015 was characterized as a return of capital.

During 2013, the Company declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount per Share and OP unit
May 14, 2013	May 24, 2013	May 31, 2013	$0.22
June 25, 2013	July 9, 2013	July 23, 2013	$0.45
September 18, 2013	September 30, 2013	October 11, 2013	$0.50
December 19, 2013	December 31, 2013	January 15, 2014	$0.40
December 19, 2013(1)	December 31, 2013	January 15, 2014	$0.55

(1)	The Company declared a special cash dividend to distribute taxable income from 2013 attributable to the termination of interest rate swap contracts.

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

The following graph is a comparison of the cumulative total stockholder return on the Company’s shares of common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”), the Russell 2000 Index (the “Russell 2000”) and the SNL Finance REIT Index, a peer group index from February 8, 2013 (commencement of trading on the NYSE) to December 31, 2014. The graph assumes that $100 was invested on February 8, 2013 in the Company’s shares of common stock, the S&P 500 Index, the Russell 2000 and the SNL Finance REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company’s common stock will continue in line with the same or similar trends depicted in the graph below.

	Period Ending
Index	02/08/13	02/28/13	03/31/13	06/30/13	09/30/13	12/31/13	03/31/14	06/30/14	09/30/14	12/31/14
ZAIS Financial Corp.	100.00	100.60	103.41	92.09	92.82	90.80	96.64	98.78	104.95	107.27
S&P 500	100.00	99.97	103.71	106.73	112.33	124.14	126.38	133.00	134.50	141.13
Russell 2000	100.00	99.80	104.41	107.63	118.62	128.97	130.41	133.08	123.28	135.28
SNL US Finance REIT	100.00	102.04	107.74	89.06	87.57	88.15	95.94	101.98	97.62	100.95

Source: SNL Financial LC, Charlottesville, VA © 2015

Securities Authorized For Issuance Under Equity Compensation Plans

During 2012, the Company adopted its 2012 equity incentive plan (the “2012 Plan”). The 2012 Plan authorizes the Compensation Committee to approve grants of equity-based awards to the Company’s officers and directors and officers and employees of the Advisor and its affiliates. The 2012 Plan provides for grants of equity awards up to, in the aggregate, the equivalent of 5% of the issued and outstanding shares of the Company’s common stock from time to time (on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities into shares of common stock)) at the time of the award. As of March 13, 2015, the Company had 8,897,800 shares of common stock outstanding, which are comprised of (i) 7,970,886 shares of common stock and (ii) 926,914 OP units, which are exchangeable, on a one-for-one basis, into cash or, at the Company’s option, for shares of the Company’s common stock. In addition, the Exchangeable Senior Notes are exchangeable for shares of the Company’s common stock or, to the extent necessary to satisfy NYSE listing requirements, cash, at an exchange rate of 54.3103 shares of common stock for each $1,000 aggregate principal amount of the Exchangeable Senior Notes, subject to adjustment and other limitations under certain circumstances. At December 31, 2014, no awards had been granted under the 2012 Plan, and at March 13, 2015, 533,868 shares were available for future issuance under the 2012 Plan, based on a total of 10,677,360 shares of common stock outstanding on a diluted basis, comprised of 7,970,886 shares of common stock, 926,914 OP units and 1,779,560 shares of common stock issuable upon exchange of the Exchangeable Senior Notes without stockholder approval for issuances above this threshold.

The following table presents certain information about the Company’s equity compensation plan as of December 31, 2014:

Award	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)(1)
Equity compensation plans approved by stockholders	—	$—	—
Equity compensation plans not approved by stockholders(2)	—	—	533,868
Total	—	$—	533,868

(1)	The 2012 Plan provides for grants of equity awards up to, in the aggregate, the equivalent of 5% of the issued and outstanding shares of the Company’s common stock from time to time (on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities into shares of common stock)) at the time of the award.
(2)	The 2012 Plan was adopted in December 2012, prior to the completion of the Company’s IPO. No awards have been granted pursuant to this plan.

Recent Sales of Unregistered Equity Securities; Use of Proceeds from Registered Securities

None.

Recent Purchases of Equity Securities

The Company did not purchase equity securities in 2014.

The following table presents the Company’s purchase of equity securities in 2013:

Period	Total number of shares (or OP units) purchased(1)	Average price paid per share or (OP unit)	Total Number of Shares (or OP units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	265,245	$21.68	—	—
Total	265,245	$21.68	—	—

(1)	On January 24, 2013, the Company repurchased 265,245 shares of its common stock from one of its institutional stockholders. The Company paid to such stockholder approximately $5.8 million.

Item 6. Selected Financial Data.

The Company derived its selected consolidated financial data (i) as of December 31, 2014 and for the year ended December 31, 2014; (ii) as of December 31, 2013 and for the year ended December 31, 2013; and (iii) as of December 31, 2012 and for the year ended December 31, 2012 from its audited consolidated financial statements appearing in this annual report on Form 10 K. The Company derived its selected consolidated financial data as of December 31, 2011 and for the period from July 29, 2011 (the date of the Company’s inception) to December 31, 2011, from its audited consolidated financial statements not appearing in this annual report on Form 10-K.

On October 31, 2014, the Company completed its acquisition of GMFS. The results of operations presented in the table below for the year ended December 31, 2014 include the operations of GMFS for the period from the acquisition date to December 31, 2014.

This information should be read in conjunction with Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data.”

	Year Ended December 31, 2014(1)	Year Ended December 31, 2013	Year Ended December 31, 2012		For the period July 29, 2011 (date of the Company’s inception) to December 31, 2011
	(dollars in thousands, except share and per share data)
Operating Data:
Total interest income	41,593	26,418	9,398		3,618
Total interest expense	17,260	7,095	1,387		296
Net interest income	24,333	19,323	8,011		3,322
Mortgage banking activities, net	5,439	—	—		—
Loan servicing fee income, net of direct costs	930	—	—		—
Change in fair value of mortgage servicing rights	(1,684)	—	—		—
Other gains/(losses)	18,931	(2,166)	16,436		(7,678)
Total expenses	18,994	9,604	4,181	(2)	779
Net income/(loss) attributable to ZAIS Financial Corp. common stockholders	26,742	6,658	19,434		(5,134)
Net income/(loss) per share applicable to common stockholders
- Basic	$3.35	$0.92	$7.13		$(1.70)
- Diluted	$3.08	$0.92	$7.13		$(1.70)

Weighted average number of shares of common stock outstanding:
Basic	7,970,886	7,273,366	2,724,252		3,022,617
Diluted	10,677,360	8,200,280	2,773,845		3,022,617
Dividends declared per share of common stock	$1.60	$2.12	$4.11		$—

	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012		As of December 31, 2011
	(dollars in thousands, except per share data)
Balance Sheet Data (at period end):
Total assets	$792,399	$620,081	$201,648		$154,105
Total liabilities	599,015	442,312	136,507	(3)	98,787
Total ZAIS Financial Corp. stockholders’ equity	173,238	159,250	45,042		55,318
Total non-controlling interests	20,145	18,519	20,099		—
Stockholders’ equity per share of common stock and OP Units	21.73	19.98	21.68	(4)	18.30

(1)	On October 31, 2014 the Company completed the acquisition of GMFS. The Company has recognized the revenues and earnings related to its investment in GMFS for the period from the acquisition date to December 31, 2014 which are reflected in its consolidated statements of operations.
(2)	Includes interest on common stock repurchase liability of $1.8 million.
(3)	Includes $11.2 million in common stock repurchase liability which, as of December 31, 2012, the Company had expected to pay in January 2013 for the repurchase of 515,035 shares of its common stock from one of the Company’s institutional stockholders. In January 2013, the Company agreed with this institutional stockholder to repurchase only 265,245 of its shares (rather than 515,035 shares).
(4)	The shares of common stock outstanding for purposes of this stockholders’ equity per share calculation do not include 515,035 shares of its common stock that the Company agreed to repurchase from one of its institutional stockholders in January 2013 at a price per share equal to the book value per share as of December 31, 2012. In January 2013, the Company agreed with this institutional stockholder to repurchase only 265,245 of its shares (rather than 515,035 shares).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying Notes included in Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K.

Overview

The Company originates, acquires, finances, sells, services and manages residential mortgage loans. The Company originates mortgage loans through its GMFS mortgage banking platform and also acquires performing, re-performing and newly originated loans through other channels. The Company also invests in, finances and manages non-Agency RMBS with an emphasis on securities that, when originally issued, were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations and MSRs. The Company also has the discretion to invest in Agency RMBS, including through TBA contracts, and in other real estate-related and financial assets, such as IOs, CMBS and ABS. The Company refers collectively to the assets it targets as its target assets.

On October 31, 2014, the Company completed the acquisition of GMFS, a mortgage banking platform that primarily originates and services agency and government guaranteed residential mortgage loans in the southern United States. The Company has begun to source non-agency mortgage loans through the GMFS platform, with the intent of holding these loans in its investment portfolio. In addition, the Company has begun to acquire newly originated, non-agency mortgage loans from other loan sellers through its newly originated loan purchase program.

The Company’s income is generated primarily by the net spread between the income it earns on its assets and the cost of its financing and hedging activities, and the origination, sale and servicing of residential mortgage loans by its mortgage banking operations. The Company’s objective is to provide attractive risk-adjusted returns to its stockholders, primarily through quarterly distributions and secondarily through capital appreciation.

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

On October 31, 2014, the Company completed its acquisition of GMFS, pursuant to the Merger Agreement. Pursuant to the terms of the Merger Agreement, Honeybee Acquisitions merged with and into GMFS, with GMFS continuing as the surviving entity and an indirect subsidiary of the Company. GMFS is an approved Fannie Mae Seller-Servicer, Freddie Mac Seller-Servicer, Ginnie Mae issuer, HUD / FHA Mortgagee, USDA approved originator and VA Lender. GMFS currently originates loans that are eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, VA and USDA through retail, correspondent and broker channels. GMFS also originates and sells reverse mortgage loans as part of its existing operations. GMFS originated approximately $1.4 billion in mortgage loans for each of the years ended December 31, 2014 and December 31, 2013.

While subject to a final reconciliation of October 31, 2014 values, the preliminary purchase price was approximately $62.8 million at closing which was comprised of the estimated value of GMFS’s net tangible assets and a purchase price premium. In addition to cash paid at closing, two contingent $1 million deferred premium payments payable in cash over two years, plus potential additional consideration based on future loan production and profits will be payable over a four-year period if certain conditions are met. The $2 million of deferred premium payments is contingent on GMFS remaining profitable and retaining certain key employees. The additional contingent consideration is dependent on GMFS achieving certain profitability and loan production goals and is capped at $20 million. Up to 50% of the additional contingent consideration may be paid in common stock of the Company, at the Company’s option. The estimated present value of the total contingent consideration at October 31, 2014 was $11.4 million based on the future earnings projections of GMFS over the four-year earn-out period. The Company funded the closing cash payment through a combination of available cash and the liquidation of a portion of its non-agency RMBS portfolio.

On September 17, 2014, HF2 Financial, a special purpose acquisition company, announced that it entered into a definitive agreement to acquire a majority equity interest in ZGP. ZGP is the sole member of ZAIS. The HF2 Financial transaction is scheduled to close on March 17, 2015. The current owners of ZGP will not receive any proceeds at the closing of the transaction and will retain a significant equity stake in ZGP. Following the transaction, ZAIS’s current management team will continue to lead the combined organization.

At December 31, 2014, the Company held a diversified portfolio of mortgage loans, RMBS assets and MSRs with an aggregate fair value of $695.6 million, comprised of:

•	performing, re-performing and newly originated loans held for investment with a fair value of $415.9 million,

•	mortgage loans originated by the GMFS mortgage banking platform and held for sale with a fair value of $97.7 million,

•	RMBS assets with a fair value of $148.6 million, and

•	MSRs with a fair value of $33.4 million.

The borrowings the Company used to fund the purchase of its portfolio held for investment totaled $458.6 million at December 31, 2014, under: (i) the Citi Loan Repurchase Facility to fund its distressed and re-performing loan portfolio, (ii) the Credit Suisse Loan Repurchase Facility to fund its newly originated loan portfolio, (iii) master securities repurchase agreements with four counterparties and (iv) the Exchangeable Senior Notes. Additionally, the borrowings the Company used to fund the origination of its mortgage loans held for sale portfolio totaled $89.4 million at December 31, 2014 under warehouse lines of credit and repurchase agreements with four lenders with an aggregate borrowing capacity of $130.0 million. The Company is also in discussions with other financial institutions to provide it with additional borrowing capacity under various agreements, including repurchase agreements and other types of financing arrangements.

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

Results of Operations

The following discussion of the Company’s consolidated results of operations highlights the Company’s performance for the years ended December 31, 2014, 2013 and 2012.

Financial Overview

A summary of the Company’s results for the years ended December 31, 2014, 2013 and 2012 is below, followed by an overview of the market conditions that impacted our results during the year:

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
U.S. GAAP net income	$29.9 million		$7.6 million		$20.3 million
U.S. GAAP net income per diluted weighted average share outstanding	$3.08		$0.92		$7.13
Core Earnings (*)	$11.9 million		$9.7 million		$5.7 million
Core Earnings (*) per diluted weighted average share outstanding	$1.33		$1.19		$2.04
Book value per share of common stock and OP Unit, at end of year	$21.73		$19.98		$21.68
Leverage ratio, at end of year	2.84	x	2.42	x	1.78	x

(*)	Core Earnings is a non-U.S. GAAP measure that the Company defines as net interest income from its portfolio held for investment, plus net income after tax from its mortgage banking platform (excluding the change in fair value of MSRs resulting from changes in assumptions) less total operating expenses (excluding depreciation and amortization and certain non-recurring adjustments). The Company’s mortgage banking platform is primarily comprised of income related to originating, selling, and servicing mortgage loans. See reconciliation of net income computed in accordance with U.S. GAAP and Core Earnings in the “Non-U.S. GAAP Financial Measures” section included in this Annual Report on Form 10-K.

The Company’s results of operations for the year ended December 31, 2014, were impacted by a number of factors. Interest rates moved steadily lower during the year as a lower rate of inflation and global demand for sovereign debt drove down yields. The timing of an increase in the Fed Funds rate remained highly uncertain and a source of volatility in the market. Housing fundamentals remain positive, with home price appreciation appearing to have stabilized in the second half of the year. Lower oil prices added to market volatility late in the year, but the Company believes that this will likely be a positive for the U.S. consumer, and therefore mortgage credit performance. Lower interest rates drove mortgage origination volume higher, and other developments such as the reduction in FHA mortgage insurance premiums may also have a positive effect on volumes.

Investment activity during the years ended, and as of, December 31, 2014 and 2013

Mortgage Loans Held for Investment, Mortgage Loans Held for Sale, RMBS, Other Investment Securities and MSRs

Mortgage Loans Held for Investment

The following table sets forth certain information regarding the Company’s mortgage loan portfolio held for investment at December 31, 2014 which showed evidence of credit deterioration at the time of purchase:

	Unpaid			Gross Unrealized(1)			Weighted Average
	Principal	Premium	Amortized			Fair
	Balance	(Discount)	Cost	Gains	Losses	Value	Coupon	Yield(2)
	(dollars in thousands)
Performing
Fixed	$265,307	$(51,501)	$213,806	$26,732	$(1,384)	$239,154	4.50%	7.28%
ARM	162,858	(21,343)	141,515	9,569	(1,441)	149,643	3.59	7.10
Total performing	428,165	(72,844)	355,321	36,301	(2,825)	388,797	4.15	7.21
Non-performing(3)	35,945	(6,039)	29,906	840	(4,370)	26,376	5.48	7.13
Total Mortgage Loans Held for Investment	$464,110	$(78,883)	$385,227	$37,141	$(7,195)	$415,173	4.26%	7.20%

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded a gain of $22.8 million for the year ended December 31, 2014 as change in unrealized gain or loss on mortgage loans held for investment in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Loans that are delinquent for 60 days or more are considered non-performing.

Newly Originated Loans

The following table sets forth certain information regarding the Company’s mortgage loans held for investment at December 31, 2014 which were newly originated at the time of purchase and sourced through its loan purchase program:

	Unpaid Principal	Premium	Amortized	Gross Unrealized(1)		Fair	Weighted Average
	Balance	(Discount)	Cost	Gains	Losses	Value	Coupon	Yield(2)
	(dollars in thousands)
Performing
Fixed	$767	$16	$783	$4	$—	$787	4.38%	4.20%
Total Mortgage Loans Held for Investment	$767	$16	$783	$4	$—	$787	4.38%	4.20%

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded a gain of $3,538 for the year ended December 31, 2014 as change in unrealized gain or loss on mortgage loans held for investment in the consolidated statements of operations.
(2)	Unleveraged yield.

The following table sets forth certain information regarding the Company’s mortgage loan portfolio held for investment at December 31, 2013 which showed evidence of credit deterioration at the time of purchase:

	Unpaid Principal	Premium	Amortized	Gross Unrealized(1)		Fair	Weighted Average
	Balance	(Discount)	Cost	Gains	Losses	Value	Coupon	Yield(2)
	(dollars in thousands)
Performing
Fixed	$212,701	$(43,531)	$169,170	$7,843	$(3,558)	$173,455	4.56%	7.05%
ARM	170,178	(25,618)	144,560	5,088	(1,556)	148,092	3.76	6.67
Total performing	382,879	(69,149)	313,730	12,931	(5,114)	321,547	4.20	6.88
Non-performing(3)	15,949	(5,030)	10,919	456	(1,136)	10,239	5.06	8.03
Total Mortgage Loans Held for Investment	$398,828	$(74,179)	$324,649	$13,387	$(6,250)	$331,786	4.24%	6.91%

(1)	The Company has elected the fair value option pursuant to ASC 825 for its mortgage loans held for investment. The Company recorded a gain of $7.1 million for the year ended December 31, 2013, as change in unrealized gain or loss on mortgage loans held for investment in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Loans that are delinquent for 60 days or more are considered non-performing.

Mortgage Loans Held for Sale, at Fair Value

The following table sets forth certain information regarding the Company’s mortgage loan portfolio held for sale at December 31, 2014:

	Unpaid Principal Balance	Fair Value
	(dollars in thousands)
Conventional	$55,074	$57,058
Governmental	13,408	14,602
Reverse mortgages	1,600	1,766
United States Department of Agriculture loans	16,105	17,069
United States Department of Veteran Affairs loans	6,731	7,196
Total – Mortgage Loan Held for Sale	$92,918	$97,691

RMBS and Other Investment Securities

The following table sets forth certain information regarding the Company’s RMBS and Other Investment Securities at December 31, 2014:

	Principal
	or Notional	Premium	Amortized	Gross Unrealized(1)			Weighted Average
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
	(dollars in thousands)
Real estate securities
Non-Agency RMBS
Alternative - A(3)	$118,547	$(58,583)	$59,964	$1,917	$(584)	$61,297	3.44%	7.03%
Pay option adjustable rate	58,123	(11,492)	46,631	81	(1,171)	45,541	0.93	6.12
Prime	43,804	(6,219)	37,585	1,545	(65)	39,065	3.60	6.79
Subprime	6,028	(3,291)	2,737	—	(54)	2,683	0.33	16.98
Total RMBS	$226,502	$(79,585)	$146,917	$3,543	$(1,874)	$148,586	2.62%	6.96%
Other Investment Securities	$2,250	$17	$2,267	$—	$(226)	$2,041	3.92%	5.90%

(1)	The Company has elected the fair value option pursuant to ASC 825 for its RMBS and Other Investment Securities. The Company recorded a loss of $3.0 million for the year ended December 31, 2014, as change in unrealized gain or loss on real estate in the consolidated statements of operations. The Company also recorded a loss of $0.2 million for the year ended December 31, 2014, as change in unrealized gain or loss on Other Investment Securities in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Alternative-A RMBS includes an IO with a notional balance of $48.6 million..

The following table sets forth certain information regarding the Company’s RMBS portfolio at December 31, 2013:

	Principal
	or Notional	Premium	Amortized	Gross Unrealized(1)			Weighted Average
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
	(dollars in thousands)
Real estate securities
Non-Agency RMBS
Alternative – A(3)	$160,591	$(80,208)	$80,383	$2,415	$(1,112)	$81,686	4.26%	6.77%
Pay option adjustable rate	34,374	(7,057)	27,317	465	(346)	27,436	0.76	6.80
Prime	109,136	(13,590)	95,546	3,751	(768)	98,529	4.77	6.45
Subprime	20,141	(1,894)	18,247	536	(279)	18,504	1.07	5.97
Total RMBS	$324,242	$(102,749)	$221,493	$7,167	$(2,505)	$226,155	3.80%	6.57%

(1)	The Company has elected the fair value option pursuant to ASC 825 for its real estate securities. The Company recorded a loss of $7.2 million for the year ended December, 31 2013 as change in unrealized gain or loss on real estate securities in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Alternative-A RMBS includes an IO with a notional balance of $64.3 million.

MSRs

The following table sets forth certain information regarding the Company’s MSR portfolio at December 31, 2014:

	Unpaid Principal Balance	Fair Value
	(dollars in thousands)

Fannie Mae	$1,640,800	$17,078
Ginnie Mae	1,146,234	13,102
Freddie Mac	291,940	3,199
Total Mortgage Servicing Rights	$3,078,974	$33,379

Investment Activity

Mortgage Loans Held for Investment. During the years ended December 31, 2014, 2013 and 2012, the Company’s purchases of fixed rate mortgage loans and ARMs held for investment were as follows :

	2014	2013	2012
	(dollars in thousands)
Principal balance	$101,189	$412,865	$—

The Company did not sell any mortgage loans held for investment in 2014, 2013 or 2012.

Mortgage Loans Held for Sale. During the year ended December 31, 2014, the Company’s mortgage loans held for sale activity was as follows:

(dollars in thousands)
Increase in portfolio due to acquisition of GMFS	$92,512
Loan originations	253,935
Sales	(245,141)
Gain on sale	(3,615)
Balance at December 31, 2014	$97,691

MSRs. During the year ended December 31, 2014, the Company’s MSR activity was as follows:

2014
(dollars in thousands)
Increase in MSRs in connection with purchase of GMFS	$32,300
Additions due to loans sold, servicing retained	2,763
Fair value adjustment: (1)
Changes in assumptions(2)	(1,421)
Other changes(3)	(263)
Balance at December 31, 2014	$33,379

(1)	Included in change in fair value of MSRs on the consolidated statements of operations.
(2)	Primarily reflects changes in prepayment assumptions due to changes in interest rates and discount rates.
(3)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.

RMBS. During the years ended December 31, 2014, 2013 and 2012, the principal balance of the Company’s purchases and sales of Agency and non-Agency RMBS were as follows:

	2014	2013	2012
	(dollars in thousands)
Purchases:
Agency	$—	$159,209	$39,774
Non-Agency	$63,015	$375,435	78,556
Sales:
Agency	$—	$215,516	$35,745
Non-Agency	$113,929	$89,540	$71,576

During the year ended December 31, 2013, the Company acquired RMBS with a principal balance of $17.4 million from a fund managed by ZAIS.

Other Investment Securities. During the year ended December 31, 2014, the Company acquired FMSA Notes with a principal balance of $2.3 million and FMRT Notes with a principal balance of $10.0 million. There were no purchases of Other Investment Securities during the years ended December 31, 2013 or December 31, 2012. During the year ended December 31, 2014 the Company sold FMRT Notes with a principal balance of $10.0 million. During the years ended December 31, 2013 and December 31, 2012, there were no sales of Other Investment Securities.

TBA Securities. As of December 31, 2014, the Company did not have any exposure to TBA contracts to purchase or sell Agency RMBS. During the year ended December 31, 2013, the Company paired off purchases of TBA securities with a combined notional amount of $643.0 million by entering into simultaneous sales of TBA securities.

Financing and Other Liabilities.

Warehouse Lines of Credit

At December 31, 2014 the Company’s outstanding borrowings under the warehouse lines of credit and repurchase agreements facilities were as follows:

(dollars in thousands)
Outstanding balance	$89,418
Total borrowing capacity	$130,000

The warehouse lines of credit and repurchase agreements are secured by a portion of the Company’s mortgage loans held for sale and bear interest at a rate that has historically moved in close relationship to LIBOR.

The following table presents certain information regarding the Company’s warehouse lines of credit and repurchase agreements at December 31, 2014, by remaining maturity:

	December 31, 2014
	Balance	Weighted Average Rate
	(dollars in thousands)
Warehouse lines of credit maturing within
30 days or less	$21,210	2.47%
Greater than 180 days to 1 year	57,119	2.46%
Greater than 1 year	11,089	2.92%
Total/weighted average	$89,418	2.52%

Loan Repurchase Facilities

At December 31, 2014 and 2013, the Company’s outstanding borrowings under the Loan Repurchase Facilities were as follows:

	2014	2013
	(dollars in thousands)
Outstanding balance	$300,092	$236,059
Total borrowing capacity	$425,000	$250,000

The Loan Repurchase Facilities are secured by a portion of the Company’s mortgage loan portfolio and bear interest at a rate that has historically moved in close relationship to LIBOR.

The following table presents certain information regarding the Company’s Loan Repurchase Facilities at December 31, 2014, by remaining maturity and collateral type:

	Mortgage Loans
	Balance	Weighted Average Rate
	(dollars in thousands)
Loan repurchase facilities borrowings maturing within
91-180 days	$299,402	2.92%
Greater than 180 days to 1 year	690	2.46
Total/weighted average	$300,092	2.92%

The following table presents certain information regarding the Company’s Citi Loan Repurchase Facility as of December 31, 2013 by remaining maturity:

	Mortgage Loans Held for Investment
	Balance	Weighted Average Rate
	(dollars in thousands)
Loan repurchase facility borrowings maturing within
91-180 days	$236,059	2.92%
Total/weighted average	$236,059	2.92%

Securities Repurchase Agreements

At December 31, 2014 and 2013, the Company’s outstanding borrowings under its securities repurchase agreements were as follows:

	2014	2013
	(dollars in thousands)
Outstanding balance	$103,014	$138,592
Repurchase agreements	32	44
Counterparties	4	4

The securities repurchase agreements were used to finance investments in non-Agency RMBS, Agency RMBS and Other Investment Securities. These agreements are secured by cash collateral and a portion of the Company’s RMBS and Other Investment Securities and bear interest at rates that have historically moved in close relationship to LIBOR.

The following table presents certain information regarding the Company’s securities repurchase agreements as of December 31, 2014 by remaining maturity and collateral type:

	Non-Agency RMBS		Other Investment Securities
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)		(dollars in thousands)
Securities repurchase agreements maturing within
30 days or less	$101,553	1.57%	$1,461	1.66%
Total/weighted average	$101,553	1.57%	$1,461	1.66%

The following table presents certain information regarding the Company’s securities repurchase agreements as of December 31, 2013 by remaining maturity:

	Non-Agency RMBS
	Balance	Weighted Average Rate
	(dollars in thousands)
Securities repurchase agreements maturing within
30 days or less	$121,914	1.90%
31-60 days	6,415	1.84
61-90 days	10,263	1.85
Greater than 90 days	—	—
Total/weighted average	$138,592	1.89%

Exchangeable Senior Notes

At December 31, 2014 and 2013, the Company had Exchangeable Senior Notes outstanding totaling $57.5 million of aggregate principal balance. The Exchangeable Senior Notes bear interest at a rate of 8.0% per year payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2014. The effective interest rate of the Exchangeable Senior Notes, which is equal to the stated rate of 8.0% plus the amortization of the original issue discount and associated costs, is 10.2%.

Derivative Instruments.

At December 31, 2014 and 2013, the Company had outstanding interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of its repurchase agreements. These interest rate swap agreements provide for the Company to pay fixed interest rates and receive floating interest rates indexed to LIBOR. The swap agreements effectively fixed the floating interest rates on a portion of the borrowings under the Company’s repurchase agreements. At December 31, 2014, the Company also had an interest rate swaption agreement outstanding which gives the Company the right, but not the obligation, to enter into a previously agreed upon swap contract on a future date. If exercised by the Company, the Company will enter into an interest rate swap agreement and is obligated to pay a fixed rate of interest and receive a floating rate of interest.

The following table presents information about the Company’s interest rate swaption agreement at December 31, 2014:

Swaption Expiration	Notional Amount	Strike Rate	Swap Maturity
	(dollars in thousands)
2015	$225,000	3.64%	2025

The following table presents information about the Company’s interest rate swap agreements at December 31, 2014:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
	(dollars in thousands)
2023	$17,200	2.72%	0.23%	8.6
Total/Weighted average	$17,200	2.72%	0.23%	8.6

The following table presents certain information about the Company’s interest rate swap agreements as of December 31, 2013:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
	(dollars in thousands)
2023	$17,200	2.72%	0.24%	9.6
Total/Weighted average	$17,200	2.72%	0.24%	9.6

At December 31, 2014, the Company also had outstanding loan purchase commitments (“LPCs”), Interest Rate Lock Commitments (“IRLCs”) and MBS forward sales contracts. The Company did not have any LPCs, IRLCs or MBS forward sales contracts at December 31, 2013.

The Company enters into LPCs as a means to avoid interest rate risk. The LPCs are pursuant to Master Loan Purchase Agreements with approved, third party residential loan originators to purchase residential loans, which meet the guidelines established by the Company, at a future date. These “best efforts” contracts provide that the loan be delivered if and when it closes and are subject to “pair off” fees if the loan is not delivered by the seller.

The Company enters into IRLCs to originate residential mortgage loans held for sale, at specified interest rates and within a specified period of time (generally between 30 and 90 days), with customers who have applied for a loan and meet certain credit and underwriting criteria.

The Company manages the interest rate price risk associated with its outstanding IRLCs and mortgage loans held for sale by entering into derivative loan instruments such as MBS forward sales contracts. The Company expects these derivatives will experience changes in fair value opposite to changes in fair value of the IRLCs and mortgage loans held for sale, thereby reducing earnings volatility. The Company takes into account various factors and strategies in determining the portion of the IRLCs and mortgage loans held for sale it wants to economically hedge.

The following table summarizes information related to the Company’s LPCs, IRLCs and MBS forward sales contracts at December 31, 2014:

Notional Amount
(dollars in thousands)
LPCs	$1,905
IRLCs	118,487
MBS forward sales contracts	154,000

The following analysis focuses on the results generated during the years ended December 31, 2014 and December 31, 2013

Net Interest Income

The Company’s net interest income for the years ended December 31, 2014 and December 31, 2013 was as follows:

	Year Ended
	December 31, 2014	December 31, 2013
	(dollars in thousands)
Interest income	$41,593	$26,418
Interest expense	17,260	7,094
Net interest income	$24,333	$19,324

The increase in interest income was due to having a fully levered portfolio primarily allocated to residential mortgage loans during the year ended December 31, 2014, compared to the first half of the prior year when the Company had more of its equity allocated to RMBS. The purchase of whole loans into the portfolio resulted in a $16.3 million increase in interest income in the year ended December 31, 2014, compared to the prior year. This increase was partially offset by a reduction in interest income from the RMBS portfolio of $1.1 million primarily due to the reallocation of capital to whole loans consistent with the Company’s investment strategy and the sales of RMBS during the three months ended December 31, 2014 to fund the acquisition of GMFS.

The increase in interest expense was due to an increase in (i) borrowings on the warehouse lines of credit and repurchase agreements used to finance the Company’s mortgage loans held for sale; (ii) borrowings on the Company’s Loan Repurchase Facilities used to finance the Company’s residential mortgage loans held for investment; and (iii) the issuance of the Exchangeable Senior Notes.

Net interest income is subject to interest rate risk. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of this annual report on Form 10-K, for more information relating to interest rate risk and its impact on the Company’s operating results.

The weighted average net interest spreads between the yield on the Company’s assets and the cost of funds, including the impact of interest rate hedging, for the Company’s mortgage loans held for investment, non-Agency RMBS and Other Investment Securities at December 31, 2014 and December 31, 2013 were as follows:

	December 31, 2014	December 31, 2013
Mortgage loans Held for Investment	4.02%	3.91%
Non-Agency RMBS and Other Investment Securities	5.18%	4.61%

The Company’s net interest income is also impacted by prepayment speeds, as measured by the weighted average Constant Prepayment Rate (“CPR”) on its assets. The three-month average and the six-month average CPR for the periods ended December 31, 2014 for the Company’s mortgage loans, non-Agency RMBS and Other Investment Securities were as follows:

	Three-Month Average	Six-Month Average
Mortgage loans held for investment	10.30%	6.85%
Non-Agency RMBS(1)	13.23%	12.97%
Other Investment Securities	9.69%	—

(1)	CPR includes both voluntary and involuntary amounts.

Noninterest income

The following presents the primary components of noninterest income recorded in the Company’s consolidated statement of operations for the year ended December 31, 2014:

December 31, 2014
(dollars in thousands)
Gain on sale of mortgage loans held for sale, net of direct costs(1)	$5,344
Provision for loan indemnification	(119)
Loan origination fees	214
Total Mortgage Banking Activities, Net	$5,439

(1)	Includes the change in fair value related to IRLCs and MBS forward sales contracts held during the year ended December 31, 2014.

December 31, 2014
(dollars in thousands)
Income	$1,413
Late charges	— (1)
Cost of sub-servicer	(483)
Total loan servicing fee income, net of direct costs	$930

Change in fair value of mortgage servicing rights	$(1,684)

(1)	Amount is less than $100,000.

The Company did not have any noninterest income during the year ended December 31, 2013.

Expenses

Advisory Fee Expense (Related Party). Pursuant to the terms of the Investment Advisory Agreement, the Company incurred advisory fee expense of $2.9 million for the year ended December 31, 2014, as compared to $2.6 million for the year ended December 31, 2013. The increase in advisory fee expense was due to an increase in stockholders’ equity resulting from the Company’s February 2013 IPO.

Salaries, commissions and benefits. For the year ended December 31, 2014, salaries, commissions and benefits were $3.8 million and were directly attributable to the mortgage banking operations of GMFS. The Company did not incur salaries, commissions and benefits expense for the year ended December 31, 2013.

Operating Expenses

Professional Fees. For the year ended December 31, 2014, the Company incurred professional fees (primarily related to legal fees, audit fees and consulting fees) of $4.8 million as compared to $3.5 million for the year ended December 31, 2013. The increase in professional fees was primarily due to legal and audit fees incurred for the GMFS transaction and legal fees incurred in conjunction with the launch of the loan conduit program.

General and Administrative Expenses. For the year ended December 31, 2014, general and administrative expenses were $3.2 million as compared to $2.0 million for the year ended December 31, 2013. The increase in general and administrative expenses was primarily due to $0.8 million of GMFS expenses and an increase in research fees and insurance costs, partially offset by a decrease in public company expenses.

Other Expenses

Loan Servicing Fees. For the year ended December 31, 2014, loan servicing fees were $2.2 million, as compared to $0.9 million for the year ended December 31, 2013. The increase in loan servicing fees was due to the acquisition of additional whole loans and increased servicing advances.

Transaction Costs. For the year ended December 31, 2014, transaction costs were 2.2 million as compared to $0.6 million for the year ended December 31, 2013. The increase in transaction costs was largely attributable to due diligence costs and professional fees of $2.2 million related to the Company’s acquisition of GMFS, which were partially offset by a decrease in whole loan transaction costs.

Realized and Change in Unrealized Gain or Loss

The following amounts related to realized gains and losses, as well as changes in estimated fair value of the Company’s investment portfolio which consists of mortgage loans, RMBS, Other Investment Securities, real estate owned and derivative instruments are included in the Company’s consolidated statements of operations.

	Year Ended
	December 31,	December 31,
	2014	2013
	(dollars in thousands)
Change in unrealized gain or loss on mortgage loans held for investment	$22,814	$7,136
Change in unrealized gain or loss on real estate securities	(2,994)	(7,171)
Change in unrealized gain or loss on Other Investment Securities	(226)	—
Change in unrealized gain or loss on real estate owned	(504)	—
Realized gain on mortgage loans held for investment	1,839	1,299
Realized gain/(loss) on real estate securities	3,694	(9,046)
Realized gain on Other Investment Securities	227	—
Realized gain on real estate owned	2	—
(Loss)/gain on derivative instruments related to investment portfolio	(5,921)	5,615
Total other gains/(losses)	$18,931	$(2,167)

There was no other than temporary impairment (“OTTI”) for RMBS for the year ended December 31, 2014. Realized gain on real estate securities includes realized losses relating to OTTI of $1.1 million for the year ended December 31, 2013.

The Company’s interest rate swap agreements and interest rate swaption agreement have not been designated as hedging instruments.

The Company recorded the change in fair value related to (i) an interest rate swaption agreement held during the year ended December 31, 2014, (ii) interest rate swap agreements held during the years ended December 31, 2014 and December 31, 2013, (iii) TBAs held during the year ended December 31, 2013 and (iv) LPCs held during the year ended December 31, 2014 in earnings as (loss)/gain on derivative instruments. Included in (loss)/gain on derivative instruments are the net interest rate swap payments and net TBA payments for the derivative instruments.

The Company has elected to record the change in fair value related to certain mortgage loans held for investment, mortgage loans held for sale, RMBS, Other Investment Securities and MSRs in earnings by electing the fair value option.

Dividends

During 2014, the Company declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount per Share and OP unit
March 20, 2014	March 31, 2014	April 14, 2014	$0.40
June 18, 2014	June 30, 2014	July 15, 2014	$0.40
September 18, 2014	September 30, 2014	October 15, 2014	$0.40
December 19, 2014	December 31, 2014	January 15, 2015	$0.40

The following analysis focuses on the results generated during the years ended December 31, 2013 and December 31, 2012.

Net Interest Income

The Company’s net interest income for the years ended December 31, 2013 and December 31, 2012 was as follows:

	Year Ended
	December 31,	December 31,
	2013	2012
	(dollars in thousands)
Interest income	$26,418	$9,398
Interest expense	7,094	1,387
Net interest income	$19,324	$8,011

The increase in interest income was primarily due to the acquisition of whole loans, which increased interest income by $10.5 million, an increase in the Company’s average RMBS portfolio, which increased interest income by $6.2 million, and an increase in the average RMBS portfolio yield, which increased interest income by $0.3 million.

The increase in interest expense was due to interest on the Exchangeable Senior Notes, an increase in borrowings from securities repurchase agreements on non-Agency RMBS and the Citi Loan Repurchase Facility.

Net interest income is subject to interest rate risk. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of this annual report on Form 10-K, for more information relating to interest rate risk and its impact on the Company’s operating results.

The weighted average net interest spreads between the yield on the Company’s assets and the cost of funds, including the impact of interest rate hedging, for the Company’s mortgage loans, non-Agency RMBS and Agency RMBS for the years ended December 31, 2013 and December 31, 2012 were as follows:

	December 31,	December 31,
	2013	2012
Mortgage loans held for investment	3.91%	N/A
Non-Agency RMBS and Other Investment Securities	4.61%	5.47%
Agency RMBS	N/A	2.28%

The Company’s net interest income is also impacted by prepayment speeds, as measured by the weighted average CPR on its assets. The three-month average and the six-month average CPR for the period ended December 31, 2013 for non-Agency RMBS were as follows:

	Three-Month	Six-Month
	Average	Average
Non-Agency RMBS(1)	15.9%	19.8%

(1)	CPR includes both voluntary and involuntary amounts.

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

Advisory Fee Expense (Related Party). Pursuant to the terms of the Investment Advisory Agreement, the Company incurred advisory fee expense of $2.6 million for the year ended December 31, 2013, as compared to $0.9 million for the year ended December 31, 2012. The increase in advisory fee expense over these periods was due to the Company’s increased capitalization as a result of its IPO.

General and Administrative Expenses. For the year ended December 31, 2013, general and administrative expenses were $2.6 million as compared to $0.2 million for the year ended December 31, 2012 (primarily related to insurance). The increase in general and administrative expenses was primarily due to increased insurance expense of $0.7 million, mortgage loan transaction costs of $0.6 million, additional public company expenses of $0.2 million, research fees of $0.2 million, directors’ fees of $0.3 million related to the independent directors who joined the Company in connection with the Company’s IPO in February 2013 and other corporate expenses of $0.4 million.

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

Realized and Change in Unrealized Gain or Loss

The following amounts related to realized gains and losses, as well as changes in estimated fair value of the Company’s mortgage loan portfolio, RMBS portfolio and derivative instruments are included in the Company’s consolidated statements of operations for the years ended December 31, 2013 and December 31, 2012:

	Year Ended December 31, 2013	Year Ended December 31, 2012
	(dollars in thousands)
Other gain/(loss)
Change in unrealized gain or loss on mortgage loans held for investment	$7,136	$—
Change in unrealized gain or loss on real estate securities	(7,171)	17,793
Realized gain on mortgage loans	1,299	—
Realized loss on real estate securities	(9,046)	(186)
Gain/(loss) on derivative instruments	5,615	(1,171)
Total other gains/(losses)	$(2,167)	$16,436

Realized gain on real estate securities includes realized losses relating to OTTI of $1.1 for the year ended December 31, 2013. There were no realized losses relating to OTTI for the year ended December 31, 2012.

The Company has not designated its interest rate swaps as hedging instruments.

The Company recorded the change in estimated fair value related to interest rate swap agreements held during the years ended December 31, 2013 and December 31, 2012, and TBAs held during the year ended December 31, 2013 in earnings as gain/(loss) on derivative instruments. Included in gain/(loss) on derivative instruments are the net swap payments and net TBA payments for the derivative instruments.

The Company has elected to record the change in estimated fair value related to its RMBS and mortgage loans in earnings by electing the fair value option.

Dividends

During 2013, the Company declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount per Share and OP unit
May 14, 2013	May 24, 2013	May 31, 2013	$0.22
June 25, 2013	July 9, 2013	July 23, 2013	$0.45
September 18, 2013	September 30, 2013	October 11, 2013	$0.50
December 19, 2013	December 31, 2013	January 15, 2014	$0.40
December 19, 2013(1)	December 31, 2013	January 15, 2014	$0.55

(1)	The Company declared a special cash dividend to distribute taxable income from 2013 attributable to the termination of interest rate swap contracts.

Factors Impacting Operating Results

At December 31, 2014, the Company held a diversified portfolio of mortgage loans held for investment with a fair value of $415.9 million, mortgage loans held for sale with a fair value of $97.7 million, RMBS assets with a fair value of $148.6 million and MSRs with a fair value of $33.4 million.

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

Changes in Fair Value of the Company’s Assets

The Company’s mortgage loans held for investment, mortgage loans held for sale, RMBS and Other Investment Securities are carried at fair value and future mortgage-related assets may also be carried at fair value. Accordingly, changes in the fair value of the Company’s assets may impact the results of its operations for the period in which such change in value occurs. The expectation of changes in real estate prices is a major determinant of the value of mortgage loans and, therefore, of RMBS and Other Investment Securities. This factor is beyond the Company’s control.

Changes in Market Interest Rates

With respect to the Company’s business operations, increases in interest rates, in general, may, over time, cause: (i) the interest expense associated with the Company’s borrowings to increase; (ii) the value of its fixed-rate portfolio to decline; (iii) coupons on its ARMs and hybrid ARMs (including RMBS secured by such collateral) and on its residential mortgage loans and other floating rate securities to reset, although on a delayed basis, to higher interest rates; (iv) prepayments on its residential mortgage loans held for investment and RMBS to slow, thereby slowing the amortization of the Company’s purchase premiums and the accretion of its purchase discounts; (v) a decrease in the Company’s mortgage banking origination volume and operating activities; (vi) the value of its interest rate swap agreements to increase; and (vii) the value of its MSRs to increase.

Conversely, decreases in interest rates, in general, may, over time, cause: (i) prepayments on the Company’s residential mortgage loans held for investment and RMBS to increase, thereby accelerating the amortization of its purchase premiums and the accretion of its purchase discounts; (ii) the interest expense associated with its borrowings to decrease; (iii) the value of its fixed-rate portfolio to increase; (iv) the value of its interest rate swap agreements to decrease; (v) coupons on its ARMs and hybrid ARMs held for investment (including RMBS secured by such collateral) and other floating rate securities to reset, although on a delayed basis, to lower interest rates; (vi) an increase in the Company’s mortgage banking origination volume and operating activities; and (vii) the value of its MSRs to decrease. At

December 31, 2014 and December 31, 2013, 36.0% and 46.1% of the Company’s performing mortgage loan held for investment, respectively, as measured by fair value consisted of mortgage loans with a variable interest rate component, including ARMs and hybrid ARMs. At December 31, 2014 and December 31, 2013, 32.6% and 23.3% of the Company’s RMBS assets, respectively, as measured by fair value, consisted of RMBS assets with a variable interest rate component, including ARMs and hybrid ARMs. Additionally, at December 31, 2014, 100% of the Company’s Other Investment Securities, as measured by fair value, consisted of FMSA Notes with a variable interest rate component. The Company did not hold any Other Investment Securities at December 31, 2013.

Prepayment Speeds

Prepayment speeds on residential mortgage loans, and therefore, RMBS and MSRs vary according to interest rates, the type of investment, conditions in the financial markets, competition, defaults, foreclosures and other factors that cannot be predicted with any certainty. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans and, as a result, prepayment speeds tend to decrease. This can extend the period over which the Company earns interest income. When interest rates fall, prepayment speeds on residential mortgage loans, and therefore, RMBS tend to increase, thereby decreasing the period over which the Company earns interest income. Additionally, other factors such as the credit rating of the borrower, the rate of home price appreciation or depreciation, financial market conditions, foreclosures and lender competition, none of which can be predicted with any certainty, may affect prepayment speeds on residential mortgage loans and RMBS. In particular, despite the historically low interest rates, recent severe dislocations in the housing market, including home price depreciation resulting in many borrowers owing more on their mortgage loans than the values of their homes, have prevented many such borrowers from refinancing their mortgage loans, which has impacted prepayment rates and the value of RMBS assets. However, mortgage loan modification and refinance programs or future legislative action may make refinancing mortgage loans more accessible or attractive to such borrowers, which could cause the rate of prepayments on residential mortgage loans and RMBS assets to accelerate. For RMBS assets, higher prepayment rates would adversely affect the value of such assets or cause the holder to incur losses with respect to such assets.

Spreads on Non-Guaranteed Mortgage Loans Held for Investment and Securities

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

Mortgage Extension Risk

The Advisor computes the projected weighted-average life of the Company’s investments based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages and the rate at which defaults, foreclosures and recoveries will occur. In general, when the Company originates or acquires a fixed-rate mortgage or hybrid ARM asset, the Company may, but is not required to, enter into an interest rate swap agreement, MBS forward sales contract or other hedging instrument that effectively fixes the Company’s borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect the Company from rising interest rates, because the borrowing costs are effectively fixed for the duration of the fixed-rate portion of the related RMBS.

However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on the Company’s consolidated results of operations, as borrowing costs would no longer be fixed after the maturity or termination of hedging instruments while the income earned on the assets would remain fixed. This situation may also cause the fair value of the Company’s assets to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, the Company may be forced to sell assets to maintain adequate liquidity, which could cause the Company to incur losses.

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

Credit Risk

The Company is subject to credit risk in connection with its investments. Although the Company does not expect to encounter credit risk in its Agency RMBS, if any, it does expect to encounter credit risk related to its non-Agency RMBS, mortgage loans and other target assets, including assets it may originate or acquire. Increases in defaults and delinquencies will adversely impact the Company’s operating results, while declines in rates of default and delinquencies may improve the Company’s operating results from this aspect of its business. The Company is subject to counterparty risk under the FMSA Notes if Freddie Mac is unable to perform its obligations under the FMSA Notes.

A large portion of the mortgage loans held for investment that the Company acquired were current in their payment status at the time of acquisition. The Company calculates delinquency roll rates for its mortgage loan portfolio which represent the percentage of loans, as measured by unpaid principal balance, that were in current payment status in the prior month but became delinquent in the measured month. The Company’s delinquency roll rates have generally outperformed its model projections from late 2013 when the whole loan portfolio achieved scale through December 31, 2014.

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

Critical Accounting Policies and Use of Estimates

See “Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies” included in Item 8, “Financial Statements and Supplementary Data,” included in this annual report on Form 10-K for the Company’s Critical Accounting Policies and Use of Estimates.

Liquidity and Capital Resources

Liquidity is a measure of the Company’s ability to turn non-cash assets into cash and to meet potential cash requirements. The Company uses significant cash to purchase assets, pay dividends, repay principal and interest on its borrowings, fund its operations and meet other general business needs. The Company’s primary sources of liquidity are its existing cash balances, borrowings under warehouse lines of credit and repurchase agreements related to its GMFS origination platform, the Loan Repurchase Facilities, securities repurchase agreements, the net proceeds from offerings of equity and debt securities, notes issued by the Operating Partnership, net cash provided by operating activities, additional private funding sources, including other borrowings structured as repurchase agreements, securitizations, term financings and derivative agreements, and future issuances of common equity, preferred equity, convertible securities, exchangeable notes, trust preferred and/or debt securities.

The borrowings the Company used to fund the purchase of its mortgage loans held for investment and RMBS totaled $458.6 million, at December 31, 2014 under the Loan Repurchase Facilities, master securities repurchase agreements with four counterparties and the Exchangeable Senior Notes. Additionally, the borrowings the Company used to fund its GMFS origination platform totaled $89.4 million at December 31, 2014 under its warehouse lines of credit and repurchase agreements with four lenders.

Repurchase Facilities

At December 31, 2014, the Company had a total of $415.8 million in fair value of trust certificates representing interests in residential mortgage loans held for investment (the “Trust Certificates”) pledged against its borrowings under the Loan Repurchase Facilities, $135.8 million in fair value of RMBS and $2.0 million of Other Investment Securities pledged against its securities repurchase agreement borrowings and $97.7 million of mortgage loans held for sale pledged against its GMFS repurchase agreement borrowings.

Under the repurchase agreements, the Company may be required to pledge additional assets to its counterparties (lenders) in the event that the fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional assets or cash. Generally, the Company’s repurchase agreements contain a LIBOR-based financing rate, term and haircuts depending on the types of collateral and the counterparties involved. Further, at December 31, 2014, the range of haircut provisions associated with the Company’s repurchase agreements was between 10% and 28% for pledged Trust Certificates, was between 18% and 35% for pledged non-Agency RMBS and Other Investment Securities and was between 2% and 3% for pledged mortgage loans held for sale.

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

The Loan Repurchase Facilities are used to fund purchases of the Company’s mortgage loans held for investment. The Citi Loan Repurchase Facility closed on May 30, 2013 with a borrowing capacity of $250.0 million, and was committed for a period of 364 days from inception. On March 27, 2014, the Company entered into an amendment of the Citi Loan Repurchase Facility providing it with an additional $75.0 million of uncommitted borrowing capacity. On May 23, 2014 the Company entered into an amendment with Citi extending the termination date of the facility to May 22, 2015. The obligations are fully guaranteed by the Company. The Company is required to pay Citi a commitment fee, as well as certain other administrative costs and expenses in connection with Citi’s structuring, management and ongoing administration of the Citi Loan Repurchase Facility.

On August 14, 2014, the Company entered into the Credit Suisse Loan Repurchase Facility, pursuant to which the Company may sell, and later repurchase, a trust certificate representing ownership interests in a trust holding residential mortgage loans in aggregate principal amount of up to $100 million, of which the entire $100 million is committed. The Credit Suisse Loan Repurchase Facility is committed for a period of 364 days and the obligations of the Company are fully guaranteed by the Company. The Company is required to pay Credit Suisse a commitment fee, as well as certain other administrative costs and expenses in connection with Credit Suisse’s structuring, management and ongoing administration of the Credit Suisse Loan Repurchase Facility.

The borrowings the Company used to fund its GMFS origination platform totalled $89.4 million at December 31, 2014, which includes borrowings under repurchase agreements with two lenders totalling $32.5 million. The Company through its GMFS subsidiary has a master repurchase agreement in aggregate principal amount of up to $45.0 million, of which the entire $45.0 million is committed, expiring on March 31, 2015 and a master repurchase agreement in aggregate principal amount of up to $20.0 million, of which the entire $20.0 million is committed, expiring on June 30, 2016.

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

Exchangeable Senior Notes

On November 25, 2013, the Operating Partnership issued the Exchangeable Senior Notes, which may be exchanged for shares of the Company’s common stock or, to the extent necessary to satisfy NYSE listing requirements, cash, at the applicable exchange rate at any time prior to the close of business on the scheduled trading day prior to the maturity date. The Company may not elect to issue shares of common stock upon exchange of the Exchangeable Senior Notes to the extent such election would result in the issuance of 20% or more of the common stock outstanding immediately prior to the issuance of the Exchangeable Senior Notes (or 1,779,560 or more shares). The initial exchange rate for each $1,000 aggregate principal amount of the Exchangeable Senior Notes was 52.5417 shares of common stock, equivalent to an exchange price of approximately $19.03 per share, representing an approximate 15% premium to the last reported sale price of the common stock on November 19, 2013 (the date of the initial sale of the Exchangeable Senior Notes), which was $16.55 per share. The exchange rate will be subject to adjustment for certain events, including for regular quarterly dividends in excess of $0.50 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the exchange rate will be increased but will in no event exceed 60.4229 shares of common stock per $1,000 principal amount of the Exchangeable Senior Notes due in 2016. The exchange rate was adjusted on December 27, 2013 to 54.3103 shares of common stock per $1,000 principal amount of Exchangeable Senior Notes pursuant to the Company’s special dividend of $0.55 per common share and OP unit declared on December 19, 2013. Pursuant to a registration rights agreement, the Company agreed to file with the SEC within 120 days from the issue date, and to use its commercially reasonable efforts to cause to become effective within 180 days, a shelf registration statement with respect to the resales of the Company’s common stock that may be issued upon exchange of the Exchangeable Senior Notes. The Company filed this shelf registration statement with the SEC on March 14, 2014, and the SEC declared it effective on May 23, 2014. If the Company fails to comply with certain of its obligations under the registration rights agreement, the Company will be required to pay liquidated damages to holders of the Exchangeable Senior Notes. The Company will increase the exchange rate by 3% for holders that exchange the Exchangeable Senior Notes when there exists a registration default with respect to shares of the Company’s common stock. For additional information related to the Exchangeable Senior Notes, see “Notes to Consolidated Financial Statements—8.0% Exchangeable Senior Notes due 2016.”

Warehouse Lines of Credit

In addition to the repurchase agreements described above, the Company funds its GMFS origination platform through warehouse lines of credit with two counterparties with total borrowings outstanding of $57.1 million as of December 31, 2014. The Company through its GMFS origination platform has a $35.0 committed warehouse line of credit agreement expiring on September 28, 2015 and a $30.0 committed warehouse line of credit expiring on October 26, 2015. The lines are collateralized by the underlying mortgages and related documents and instruments and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved. These agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. The Company was in compliance with all significant debt covenants for the year ended December 31, 2014.

Leverage Ratio

At December 31, 2014, the Company had a leverage ratio of 2.84x.

Restricted Cash

The Company maintains certain assets, which, from time to time, may include cash, unpledged mortgage loans, non-Agency RMBS and Other Investment Securities (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by the Company’s counterparties (collectively, the “Cushion”) to meet routine margin calls and protect against unforeseen reductions in the Company’s borrowing capabilities. The Company’s ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of its assets, its cash position and margin requirements. The Company’s cash position fluctuates based on the timing of its operating, investing and financing activities and is managed based on the Company’s anticipated cash needs. At December 31, 2014, the Company had a Cushion of $36.4 million in addition to certain reserves held with respect to the Loan Repurchase Facilities. The Company’s calculation of its Cushion excludes GMFS’s warehouse lines of credit and repurchase agreements.

At December 31, 2014, the Company had a total of $7.1 million of restricted cash pledged against its interest rate swaps, swaption and repurchase agreements.

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

GMFS Transaction

On August 5, 2014, the Company entered into the Merger Agreement pursuant to which a subsidiary of the Company merged with and into GMFS, with GMFS surviving the Merger as an indirect subsidiary of the Company. While subject to a final reconciliation of October 31, 2014 values, the preliminary purchase price was approximately $62.8 million at closing which was comprised of (i) the estimated fair market value of GMFS’s MSR portfolio, (ii) the estimated value of GMFS’s net tangible assets and (iii) a purchase price premium. In addition to cash paid at closing, two contingent $1 million deferred premium payments payable in cash over two years, plus potential additional consideration based on future loan production and profits will be payable over a four-year period if certain conditions are met. The $2 million of deferred premium payments is contingent on GMFS remaining profitable and retaining certain key employees. The additional contingent consideration is dependent on GMFS achieving certain profitability and loan production goals and is capped at $20 million. Up to 50% of the additional contingent consideration may be paid in common stock of the Company, at the Company’s option. The estimated present value of the total contingent consideration at October 31, 2014 was $11.4 million, based on the future earnings projections of GMFS over the four-year earn-out period. The Company funded the closing cash payment through a combination of available cash and the liquidation of a portion of its non-agency RMBS portfolio.

Dividends

The Company’s current policy is to pay quarterly distributions which will allow it to qualify as a REIT and generally not be subject to U.S. federal income tax on its undistributed income. Taxable and U.S. GAAP earnings will typically differ due to differences in premium amortization and discount accretion, certain non-taxable unrealized and realized gains and losses, and non-deductible general and administrative expenses.

Cash Provided by Operating Activities

The Company’s operating activities used net cash of $4.7 million for the year ended December 31, 2014. The cash used in operating activities is primarily a result of income earned on the Company’s assets, partially offset by interest expense on the Company’s borrowings and operating expenses. Additionally, as a result of the acquisition of GMFS, cash used in operating activities is also impacted by the origination of mortgage loans held for sale and increase in MSRs offset by proceeds from the sale of these mortgage loans.

The Company’s operating activities provided net cash of $8.1 million for the year ended December 31, 2013 and $2.6 million for the year ended December 31, 2012. The cash provided by operating activities is primarily a result of income earned on the Company’s assets, partially offset by interest expense on the Company’s borrowings and operating expenses.

Cash Used in Investing Activities

The Company’s investing activities used net cash of $31.5 million for the year ended December 31, 2014 by funding the cash portion of the consideration paid for the acquisition of GMFS of $49.5 million (net of cash acquired in the transaction of $13.3 million), purchasing $85.6 million of mortgage loans, $47.0 million of RMBS (net of changes in amounts payable for real estate securities purchased), $12.9 million of Other Investment Securities, paying a premium of $4.8 million for an interest rate swaption, increasing restricted cash by $5.0 million in connection with interest rate swaps, swaption and securities repurchase agreements, which was offset by the proceeds from sales of real estate securities of $102.6 million and other investment securities of $11.1 million, $31.5 million of principal repayments on mortgage loans, $28.2 million of principal repayments on RMBS and $11.1 million of proceeds from the sale of real estate securities.

The Company’s investing activities used net cash of $386.8 million for the year ended December 31, 2013. During the year ended December 31, 2013, the Company utilized cash to purchase $334.2 million in mortgage loans and $406.3 million in RMBS (net of changes in amounts payable for real estate securities purchased), which was offset by principal repayments on mortgage loans of $13.9 million, principal repayments on real estate securities of $46.8 million, proceeds from the sale of real estate securities of $291.3 million (net of changes in amounts receivable for real estate securities sold) and a decrease in restricted cash of $1.6 million in connection with swap, TBAs and repurchase agreements.

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

Cash Provided by Financing Activities

The Company’s financing activities provided cash of $12.9 million for year ended December 31, 2014, which was a result of net borrowings from the warehouse lines of credit and repurchase agreements related to its GMFS origination platform of $3.6 million, net borrowings from the Loan Repurchase Facilities of $64.0 million and borrowings from securities repurchase agreements of $138.2 million, offset by repayments of securities repurchase agreements of $173.8 million and the payment of dividends and distributions on common stock and OP units of $19.1 million.

The Company’s financing activities provided cash of $416.7 million for the year ended December 31, 2013, which was a result of net borrowings from the Citi Loan Repurchase Facility of $236.1 million, net proceeds from the issuance of common stock of $118.9 million, net proceeds from the issuance of the Exchangeable Senior Notes of $55.8 million and borrowings from real estate securities repurchase agreements of $366.1 million, offset by repayments of real estate securities repurchase agreements of $343.6 million, the payment of dividends and distributions on common stock and OP units of $10.4 million, repurchases of common stock of $5.8 million and other items.

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

The following table presents contractual obligations and commitments at December 31, 2014, as discussed above under “Liquidity and Capital Resources”:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years		More than 5 years
	(dollars in thousands)
Warehouse lines of credit	$89,418	$78,329	$11,089	$		$
Interest on warehouse lines of credit(1)	1,722	1,560	162
Loan repurchase facilities	300,092	300,092	—		—		—
Interest on loan repurchase facilities(1)	3,725	3,725	—		—		—
Repurchase agreements	103,014	103,014	—		—		—
Interest on securities repurchase agreements(1)	229	229	—		—		—
Exchangeable Senior Notes	57,500	—	57,500		—		—
Interest on Exchangeable Senior Notes	9,200	5,188	4,012		—		—
Operating leases	6,438	640	1,226		1,257		3,315
Total	$571,338	$492,777	$73,989		$1,257		$3,315

(1)	Interest is calculated based on the interest rates in effect at December 31, 2014 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated borrowings.

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

Non-U.S. GAAP Financial Measures

Core Earnings is a non-U.S. GAAP measure that the Company defines as net interest income from its portfolio held for investment, plus net income after tax from its mortgage banking platform (excluding the change in fair value of MSRs resulting from changes in assumptions) less total operating expenses (excluding depreciation and amortization and certain non-recurring adjustments). The Company’s mortgage banking platform is primarily comprised of income related to originating, selling, and servicing mortgage loans.

The Company believes that providing investors with this non-U.S. GAAP financial information, in addition to the related U.S. GAAP measures, gives investors greater transparency to the information used by management in its financial and operational decision-making. However, because Core Earnings is an incomplete measure of the Company’s financial performance and involves differences from net income computed in accordance with U.S. GAAP, it should be considered along with, but not as an alternative to, the Company’s net income computed in accordance with U.S. GAAP as a measure of the Company’s financial performance. In addition, because not all companies use identical calculations, the Company’s presentation of Core Earnings may not be comparable to other similarly-titled measures of other companies.

The following table reconciles net income computed in accordance with U.S. GAAP to Core Earnings:

	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
	(dollars in thousands, except per share data)
Net income – U.S. GAAP	$29,852	$7,553	$20,266
Recurring adjustments for non-core earnings:
Change in unrealized gain or loss on mortgage loans held for investment	(22,814)	(7,136)	—
Change in unrealized gain or loss on real estate securities	2,994	7,171	(17,793)
Change in unrealized gain or loss on Other Investment Securities	226	—	—
Change in unrealized gain or loss on real estate owned	504	—	—
Realized (gain) on mortgage loans held for investment	(1,839)	(1,299)	—
Realized (gain)/loss on real estate securities	(3,694)	9,046	186
Realized (gain) on other investment securities	(227)	—	—
Realized (gain) on real estate owned	(2)	—	—
Loss/(gain) on derivative instruments related to investment portfolio	5,922	(5,615)	1,171
Change in fair value of MSRs relating to change in assumptions, net of tax	852	—	—
Depreciation and amortization, net of tax	92	—	—
One-time adjustments for non-core earnings:
Common stock repurchase liability	—	—	1,827
Core Earnings – non-U.S. GAAP	$11,866	$9,720	$5,657
Core Earnings – per diluted weighted average share outstanding – non-U.S. GAAP	$1.33	$1.19 (1)	$2.04

(1)	Calculation has been revised to conform with current period’s methodology.

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

The borrowings the Company used to fund its portfolio included $549.0 million at December 31, 2014 under the warehouse lines of credit and repurchase agreements with four lenders, Loan Repurchase Facilities, master securities repurchase agreements with four counterparties and Exchangeable Senior Notes. The Company is also in discussions with other financial institutions to provide it with additional borrowing capacity under various agreements including repurchase agreements and other types of financing arrangements. At December 31, 2014, the Company also had interest rate swaps with an outstanding notional amount of $17.2 million, resulting in variable rate debt of $475.3 million. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $475.3 million in variable rate debt by $0.6 million. Such hypothetical impact of interest rates on the Company’s variable rate debt does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, the Company may take actions to further mitigate its exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.

Net Interest Income

The Company’s operating results will depend on differences between the income from its investments and its borrowing costs. Most of the Company’s Loan Repurchase Facilities, securities repurchase agreements and warehouse lines of credit and repurchase agreements related to its GMFS origination platform, provide financing based on a floating rate of interest calculated on a fixed spread over LIBOR. During periods of rising interest rates, the borrowing costs associated with the Company’s investments tend to increase while the income earned on the Company’s fixed interest rate investments may remain substantially unchanged. This will result in a narrowing of the net interest spread between the related assets and borrowings and may result in losses.

Hedging techniques are partly based on assumed levels of prepayments of the Company’s residential mortgage loans and RMBS. If prepayments are slower or faster than assumed, the effectiveness of any hedging strategies the Company uses will be reduced and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are complex and may produce volatile returns.

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

Credit Risk

The Company expects to encounter credit risk related to its non-Agency RMBS, mortgage loans and other target assets, including assets it may originate or acquire. A portion of the Company’s assets are comprised of residential mortgage loans that are unrated. The credit risk related to these investments pertains to the ability and willingness of borrowers to pay the mortgage loan payments, the ability of which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. The Company believes that residual loan credit quality is primarily determined by the borrowers’ credit profiles and loan characteristics.

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

Fair Value Risk

The Company intends to elect the fair value option of accounting on most of its residential mortgage loans held for investment and held for sale, MSRs and securities investments and account for them at their estimated fair value with unrealized gains and losses included in earnings pursuant to accounting guidance. The estimated fair value of these residential mortgage loans, MSRs and securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these residential mortgage loans, MSRs and securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these residential mortgage loans, MSRs and securities would be expected to increase.

Counterparty Risk

The Company finances the acquisition of a significant portion of its residential mortgage loans, RMBS and Other Investment Securities with its repurchase agreements and warehouse lines of credit. In connection with these financing arrangements, the Company pledges its residential mortgage loans and securities as collateral to secure the borrowings. The amount of collateral pledged will typically exceed the amount of the borrowings (i.e., the haircut) such that the borrowings will be over-collateralized. As a result, the Company is exposed to the counterparty if, during the term of the financing, a lender should default on its obligation and the Company is not able to recover its pledged assets. The amount of this exposure is the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to the lender including accrued interest receivable on such collateral.

Certain of the Company’s subsidiaries have entered into over-the-counter interest rate swap agreements to hedge risks associated with movements in interest rates. Because interest rate swaps were not cleared through a central counterparty, the Company remains exposed to the counterparty’s ability to perform its obligations under each such swap and cannot look to the creditworthiness of a central counterparty for performance. As a result, if an over-the-counter swap counterparty cannot perform under the terms of an interest rate swap, the Company’s subsidiary would not receive payments due under that agreement, the Company may lose any unrealized gain associated with the interest rate swap and the hedged liability would cease to be hedged by the interest rate swap. While the Company would seek to terminate the relevant over-the-counter swap transaction and may have a claim against the defaulting counterparty for any losses, including unrealized gains, there is no assurance that the Company would be able to recover such amounts or to replace the relevant swap on economically viable terms or at all. In such case, the Company could be forced to cover its unhedged liabilities at the then current market price. The Company may also be at risk for any collateral the Company has pledged to secure the Company’s obligations under the over-the-counter interest rate swap if the counterparty becomes insolvent or files for bankruptcy. Therefore, upon a default by an interest rate swap agreement counterparty, the interest rate swap would no longer mitigate the impact of changes in interest rates as intended.

During the past several years, certain repurchase agreement and interest rate swap counterparties in the United States and Europe have experienced financial difficulty and have been either rescued by government assistance or otherwise benefited from accommodative monetary policy of their respective central banks.

The following table summarizes the Company’s exposure to its repurchase agreements, warehouse lines of credit and derivative counterparties at December 31, 2014:

	Number of Counterparties	Repurchase Agreement Borrowings(1)	Warehouse Lines of Credit	Swaps & Swaption at Fair Value	Exposure(2)	Exposure as a Percentage of Total Assets
	(dollars in thousands)
North America:
U.S.	4	$305,555	$68,207	$—	$123,830	15.6%
Canada(3)	1	75,393	—	—	23,740	3.0
	5	380,948	68,207	—	147,570	18.6%
Europe:(3)
United Kingdom	2	12,509	—	(816)	11,595	1.5%
Switzerland	1	9,818	21,210	—	5,751	0.7
	3	22,327	21,210	(816)	17,346	2.2%
Total Counterparty Exposure	8	$403,275	$89,417	$(816)	$164,916	20.8%

(1)	Includes accrued interest payable.
(2)	The exposure reflects the difference between (a) the amount loaned to us through repurchase agreements and warehouse lines of credit, including interest payable, plus the derivative liability and (b) the cash and the fair value of the assets pledged by us as collateral, including accrued interest receivable on such securities, plus derivative assets.
(3)	Includes foreign based counterparties as well as U.S. domiciled subsidiaries of such counterparties, as such transactions are generally entered into with a U.S. domiciled subsidiary of such counterparties.

The following table presents information with respect to any counterparty for repurchase agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at December 31, 2014:

Counterparty	Counterparty Rating(1)	Amount of Risk(2)	Weighted Average Months to Maturity for Repurchase Agreements	Percentage of Stockholders’ Equity
	(dollars in thousands)
Citigroup Inc.(3)	A/A2	$118,052	5	61.0%
Barclays PLC(4)	A/NR	$11,595	<1	6.0%
RBC Capital Markets, LLC	AA-/A2	$23,672	<1	12.2%

(1)	The counterparty rating presented is the long-term issuer credit rating as rated at December 31, 2014 by S&P and Moody’s, respectively.
(2)	The amount at risk reflects the difference between (a) the amount loaned to us through repurchase agreements, including interest payable, plus the net unrealized gain on swaps including collateral pledged and (b) the cash and the fair value of the securities pledged by us as collateral, including accrued interest receivable on such securities.
(3)	Includes amounts at risk with Citibank, N.A. and Citigroup Global Markets Inc. Counterparty rating is for Citibank, N.A. which represents $115.6 million of the total exposure. The remaining exposure is to Citigroup Global Markets Inc. which was rated A/Baa2 by S&P and Moody’s, respectively at December 31, 2014.
(4)	Includes amounts at risk with Barclays Capital Inc. and Barclays Bank PLC. Counterparty rating is for Barclays Capital Inc. which represents $6.6 million of the total exposure. The remaining exposure is to Barclays Bank PLC which was rated A/A2 by S&P and Moody’s, respectively at December 31, 2014.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
ZAIS Financial Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of ZAIS Financial Corp. and its subsidiaries (the “Company”) at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, NY
March 16, 2015

ZAIS Financial Corp. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
	(Expressed in United States Dollars)
Assets
Cash	$33,791,013	$57,060,806
Restricted cash	7,143,078	2,128,236
Mortgage loans held for investment, at fair value – $415,814,067 and $331,522,165 pledged as collateral, respectively	415,959,838	331,785,542
Mortgage loans held for investment, at cost	1,338,935	—
Mortgage loans held for sale, at fair value - $97,690,960 pledged as collateral	97,690,960	—
Real estate securities, at fair value – $135,779,193 and $183,722,511 pledged as collateral, respectively	148,585,733	226,155,221
Other Investment Securities, at fair value – $2,040,532 and $0 pledged as collateral, respectively	2,040,532	—
Loans eligible for repurchase from Ginnie Mae	21,710,284	—
Mortgage servicing rights, at fair value	33,378,978	—
Derivative assets, at fair value	2,485,100	284,454
Other assets	6,092,863	2,666,799
Goodwill	16,512,680	—
Intangible Assets	5,668,611	—
Total assets	$792,398,605	$620,081,058
Liabilities
Warehouse lines of credit	$89,417,564	$—
Loan repurchase facilities	300,092,293	236,058,976
Securities repurchase agreements	103,014,105	138,591,678
Exchangeable Senior Notes	55,474,741	54,539,051
Contingent consideration	11,430,413	—
Derivative liabilities, at fair value	2,585,184	1,471,607
Dividends and distributions payable	3,559,120	8,452,910
Accounts payable and other liabilities	11,731,089	3,198,274
Liability for loans eligible for repurchase from Ginnie Mae	21,710,284	—
Total liabilities	599,014,793	442,312,496
Commitments and Contingencies (Note 20)
Stockholders’ equity
12.5% Series A cumulative non-voting preferred stock, $0.0001 par value; 50,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 7,970,886 shares issued and outstanding	798	798
Additional paid-in capital	164,207,617	164,207,617
Retained earnings (accumulated deficit)	9,029,947	(4,958,607)
Total ZAIS Financial Corp. stockholders’ equity	173,238,362	159,249,808
Non-controlling interests in operating partnership	20,145,450	18,518,754
Total stockholders’ equity	193,383,812	177,768,562
Total liabilities and stockholders’ equity	$792,398,605	$620,081,058

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
	(Expressed in United States Dollars)
Interest income
Mortgage loans held for investment	$26,140,679	$10,470,435	$—
Mortgage loans held for sale	594,217	—	—
Real estate securities	14,313,293	15,947,892	9,398,319
Other investment securities	544,558	—	—
Total interest income	41,592,747	26,418,327	9,398,319
Interest expense
Warehouse lines of credit	121,194	—	—
Loan repurchase facilities	8,906,849	3,612,167	—
Securities repurchase agreements	2,544,838	2,918,813	1,387,451
Exchangeable Senior Notes	5,686,664	563,539	—
Total interest expense	17,259,545	7,094,519	1,387,451
Net interest income	24,333,202	19,323,808	8,010,868

Non-interest income
Mortgage banking activities, net	5,439,006	—	—
Loan servicing fee income, net of direct costs	929,718	—	—
Change in fair value of mortgage servicing rights	(1,684,373)
Other income	45,861	—	—

Other gains/(losses)
Change in unrealized gain or loss on mortgage loans held for investment	22,814,340	7,136,482	—
Change in unrealized gain or loss on real estate securities	(2,993,640)	(7,170,706)	17,793,339
Change in unrealized gain or loss on Other Investment Securities	(226,224)	—	—
Change in unrealized gain or loss on real estate owned	(503,956)	—	—
Realized gain on mortgage loans held for investment	1,838,800	1,298,844	—
Realized gain/(loss) on real estate securities	3,694,256	(9,045,689)	(186,487)
Realized gain on Other Investment Securities	226,743	—	—
Realized gain on real estate owned	2,455	—	—
(Loss)/gain on derivative instruments related to investment portfolio	(5,921,725)	5,614,815	(1,171,219)
Total other gains/(losses)	18,931,049	(2,166,254)	16,435,633
Expenses
Advisory fee - related party	2,853,896	2,629,815	877,825
Salaries, commissions and benefits	3,765,784	—	—
Operating expenses	7,862,308	5,473,915	1,475,729
Other expenses	4,511,741	1,500,359	1,827,350
Total expenses	18,993,729	9,604,089	4,180,904
Net income/(loss) before income taxes	29,000,734	7,553,465	20,265,597

Income tax benefit	(850,996)	—	—
Net income/(loss) after income taxes	29,851,730	7,553,465	20,265,597

Net income allocated to non-controlling interests	3,109,760	880,358	362,324
Preferred dividends	—	15,379	15,424
Net income attributable to ZAIS Financial Corp. common stockholders and common stock repurchase liability	26,741,970	6,657,728	19,887,849
Income allocated to common stock repurchase liability	—	—	454,047
Net income attributable to ZAIS Financial Corp. common stockholders	$26,741,970	$6,657,728	$19,433,802
Net income per share applicable to common stockholders – basic	$3.35	$0.92	$7.13
Net income per share applicable to common stockholders –diluted	$3.08	$0.92	$7.13
Weighted average number of shares of common stock:
Basic	7,970,886	7,273,366	2,724,252
Diluted	10,677,360	8,200,280	2,773,845

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock				Total ZAIS	Non-
	Shares of Preferred Stock	Preferred Stock at Par	Shares of Common Stock	Common Stock at Par	Additional Paid-in Capital	(Accumulated Deficit) /Retained Earnings	Financial Corp. Stockholders’ Equity	controlling Interests in Operating Partnership	Total Equity
Balance at December 31, 2011	—	$—	3,022,617	$302	$60,452,038	$(5,134,466)	$55,317,874	$—	$55,317,874
Net proceeds from offering of preferred stock	133	—	—	—	115,499	—	115,499	—	115,499
Net proceeds from offering of OP units	—	—	—	—	—	—	—	20,393,704	20,393,704
Net proceeds from offering of common stock	—	—	232,039	24	4,757,446	—	4,757,470	—	4,757,470
Distributions on OP units	—	—	—	—	—	—	—	(1,117,280)	(1,117,280)
Dividends on common stock	—	—	—	—	—	(9,471,442)	(9,471,442)	—	(9,471,442)
Repurchase of common stock	—	—	(668,525)	(67)	(14,181,192)	—	(14,181,259)	—	(14,181,259)
Common stock repurchase liability	—	—	(515,035)	(52)	(10,923,892)	—	(10,923,944)	—	(10,923,944)
Rebalancing of ownership percentage between the Company and operating partnership	—	—	—	—	(460,129)	—	(460,129)	460,129	—
Net income	—	—	—	—	—	19,887,849	19,887,849	362,324	20,250,173
Balance at December 31, 2012	133	$—	2,071,096	$207	$39,759,770	$5,281,941	$45,041,918	$20,098,877	$65,140,795

Reversal of common stock repurchase liability	—	—	249,790	25	5,440,150	—	5,440,175	—	5,440,175
Repurchase of preferred shares	(133)	—	—	—	(133,000)	—	(133,000)	—	(133,000)
Net proceeds from initial public offering	—	—	5,650,000	566	118,861,934	—	118,862,500	—	118,862,500
Equity raise payments	—	—	—	—	(216,658)	—	(216,658)	—	(216,658)
Distributions on OP units	—	—	—	—	—	—	—	(1,965,060)	(1,965,060)
Dividends on common stock	—	—	—	—	—	(16,898,276)	(16,898,276)	—	(16,898,276)
Rebalancing of ownership percentage between the Company and operating partnership	—	—	—	—	495,421	—	495,421	(495,421)	—
Net income	—	—	—	—	—	6,657,728	6,657,728	880,358	7,538,086
Balance at December 31, 2013	—	$—	7,970,886	$798	$164,207,617	$(4,958,607)	$159,249,808	$18,518,754	$177,768,562

Distributions on OP units	—	—	—	—	—	—	—	(1,483,064)	(1,483,064)
Dividends on common stock	—	—	—	—	—	(12,753,416)	(12,753,416)	—	(12,753,416)
Net income	—	—	—	—	—	26,741,970	26,741,970	3,109,760	29,851,730
Balance at December 31, 2014	—	$—	7,970,886	$798	$164,207,617	$9,029,947	$173,238,362	$20,145,450	$193,383,812

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(Expressed in United States Dollars)
Cash flows from operating activities
Net income	$29,851,730	$7,553,465	$20,265,597
Adjustments to reconcile net (loss)/income to net cash provided by operating activities
Net (accretion)/amortization of (discounts) premiums related to mortgage loans	(7,497,341)	(3,059,231)	—
Net (accretion)/amortization of (discounts)/premiums related to real estate securities	(5,528,538)	(2,932,089)	(893,792)
Net (accretion)/amortization of (discounts)/premiums related to other investment securities	(180,438)	—	—
Change in unrealized gain or loss on mortgage loans	(22,814,340)	(7,136,482)	—
Change in unrealized gain or loss on real estate securities	2,993,640	7,170,706	(17,793,339)
Change in unrealized gain or loss on other investment securities	226,224	—	—
Change in unrealized gain or loss on real estate owned	503,956
Change in unrealized gain or loss on mortgage servicing rights	1,684,373
Realized (gain) on mortgage loans	(1,838,800)	(1,298,844)	—
Realized (gain)/ loss on real estate securities	(3,694,256)	9,045,689	186,487
Realized (gain) on other investment securities	(226,743)
Realized (gain) on real estate owned	(2,455)
Change in unrealized gain or loss on derivative instruments	5,306,841	(1,281,997)	890,442
Amortization of Exchangeable Senior Notes discount	935,690	88,457	—
Depreciation and amortization expense	154,010
Proceeds from sale and principal payments on mortgages held for sale	245,140,671	—	—
Originations and purchases of mortgage loans held for sale	(253,934,598)	—	—
Loss (gain) on sale of mortgages held for sale	3,615,357
Capitalization of originated mortgage servicing rights	(2,763,014)	—	—
Changes in operating assets and liabilities
(Increase) decrease in other assets	559,791	(1,321,134)	(1,253,517)
Increase (decrease) in accounts payable and other liabilities	2,818,360	1,302,727	1,226,282
Net cash (used in) provided by operating activities	(4,689,880)	8,131,267	2,628,160
Cash flows from investing activities
Cash paid for the acquisition of GMFS, net of cash acquired	(49,542,840)	—	—
Acquisitions of mortgage loans	(85,579,169)	(334,162,044)	—
Proceeds from principal repayments on mortgage loans	31,519,288	13,871,059	—
Acquisitions of real estate securities, net of change in payable for real estate securities purchased	(47,034,327)	(406,263,789)	(104,299,838)
Proceeds from principal repayments on real estate securities	28,197,740	46,752,670	23,277,965
Proceeds from sales of real estate securities, net of changes in receivable for real estate securities sold	102,635,229	291,348,906	74,216,314
Acquisitions of other investment securities	(12,926,953)	—	—
Proceeds from sale of other investment securities	11,067,378	—	—
Purchase of swaption	(4,803,750)	—	—
Restricted cash provided by/(used) in investment activities	(5,014,842)	1,639,915	(2,052,940)
Net cash used in investing activities	(31,482,246)	(386,813,283)	(8,858,499)
Cash flows from financing activities
Proceeds from issuance of common stock upon exchange offer	—	—	—
Proceeds from issuance of common stock, net	—	118,862,500	4,757,470
Proceeds from issuance of OP units, net	—	—	20,393,704
Proceeds from issuance of preferred stock, net	—	—	115,499
Repurchase of common stock	—	—	(14,181,259)
Payment of common stock repurchase liability	—	(5,750,512)	—
Net borrowings under warehouse lines of credit	3,576,859	—	—
Net borrowings under loan repurchase facility	64,033,317	236,058,976	—
Borrowings from securities repurchase agreements	138,210,170	366,103,785	79,129,751
Repayments of securities repurchase agreements	(173,787,743)	(343,592,574)	(60,646,294)
Proceeds from issuance of Exchangeable Senior Notes	—	54,450,594	—

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(Expressed in United States Dollars)
Allocation of proceeds to conversion option on Exchangeable Senior Notes	—	1,324,406	—
Dividends on common stock and distributions on OP units (net of dividends and distributions payable)	(19,130,270)	(10,410,426)	(10,588,722)
Repurchase of preferred stock including dividend	—	(148,379)	(15,424)
Equity raise payments	—	(216,658)	—
Net cash provided by financing activities	12,902,333	416,681,712	18,964,725
Net (decrease) increase in cash	(23,269,793)	37,999,696	12,734,386
Cash
Beginning of period	57,060,806	19,061,110	6,326,724
End of period	$33,791,013	$57,060,806	$19,061,110
Supplemental disclosure of cash flow information
Interest paid on warehouse line of credit, loan repurchase facility, securities repurchase agreements and Exchangeable Senior Notes	$18,666,057	$5,696,619	$1,377,433
Taxes paid	$—	$—	$—
Supplemental disclosure of noncash investing and financing activities
Increase in dividends payable	$3,559,120	$8,452,910	$—
Acquisition of GMFS – assets acquired and liabilities assumed (See Note 3)	$—	$—	$—

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

On October 31, 2014, the Company completed the acquisition of GMFS, LLC (“GMFS”), a mortgage banking platform that primarily originates and services agency and government guaranteed residential mortgage loans in the southern United States. The Company has begun to source non-agency mortgage loans through the GMFS platform, with the intent of holding these loans in its investment portfolio. In addition, the Company has begun to acquire newly originated, non-agency mortgage loans from other loan sellers through its newly originated loan purchase program.

The Company originates, acquires, finances, sells, services and manages residential mortgage loans. The Company originates mortgage loans through its GMFS mortgage banking platform and also acquires performing, re-performing and newly originated loans through other channels. The Company also invests in, finances and manages RMBS that are not issued or guaranteed by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae (“non-Agency RMBS”) with an emphasis on securities that, when originally issued, were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations and mortgage servicing rights (“MSRs”). The Company also has the discretion to invest in RMBS that are issued or guaranteed by a federally chartered corporation or a U.S. Government agency (“Agency RMBS”), including through To-Be-Announced (“TBA”) contracts, and in other real estate-related and financial assets, such as interest only strips created from RMBS (“IOs”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”). The Company refers collectively to the assets it targets as its target assets.

The Company’s income is generated primarily by the net spread between the income it earns on its assets and the cost of its financing and hedging activities, and the origination, sale and servicing of residential mortgage loans by its mortgage banking operations. The Company’s objective is to provide attractive risk-adjusted returns to its stockholders, primarily through quarterly distributions and secondarily through capital appreciation.

The Company is externally managed by ZAIS REIT Management, LLC (the “Advisor”), a subsidiary of ZAIS Group, LLC (“ZAIS”), and has no employees except for those employed by GMFS. The Company is the sole general partner of, and conducts substantially all of its business through, ZAIS Financial Partners, L.P., the Company’s consolidated operating partnership subsidiary (the “Operating Partnership”).

The Company’s charter authorizes the issuance of up to 500,000,000 shares of common stock with a par value of $0.0001 per share, and 50,000,000 shares of preferred stock, with a par value of $0.0001 per share. The Company’s board of directors is authorized to amend its charter, without the approval of stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series of capital stock or to classify and reclassify any unissued shares of its capital stock into other classes or series of stock that the Company has the authority to issue.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Professional fees, transaction costs, loan servicing fees and general and administrative expenses reported in prior years have been reclassified to operating expenses and other expenses to conform to the current period’s presentation. The Company operates in the following two business segments: residential mortgage loan investments and residential mortgage banking.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of the wholly owned subsidiaries of the Operating Partnership. All intercompany balances have been eliminated in consolidation.

The Company, which serves as the sole general partner of and conducts substantially all of its business through the Operating Partnership, holds approximately 89.6% of the operating partnership units (“OP units”) in the Operating Partnership at December 31, 2014 and December 31, 2013. The Operating Partnership in turn holds directly or indirectly all of the equity interests in its subsidiaries. Changes in the Company’s ownership interest (and transactions with non-controlling interest unit holders in its consolidated subsidiaries) while the Company retains its controlling interest in the subsidiary, are accounted for as equity transactions. The carrying amount of the non-controlling interest is adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The Company’s mortgage loans held for sale are sold predominantly to Fannie Mae and Freddie Mac, which are government sponsored enterprises (“GSEs” or “Agencies”). The Company also issues Ginnie Mae securities by pooling eligible loans through a pool custodian and assigning rights to the loans to Ginnie Mae. Fannie Mae, Freddie Mac and Ginnie Mae provide credit enhancement of the loans through certain guarantee provisions. The Company also purchases RMBS from securitization trusts or similar vehicles. These securitizations involve VIEs as the trusts or similar vehicles, by design, have the characteristics of a VIE.

The Company has evaluated its interests in its real estate investment securities and its interests in the securitizations discussed in the preceding paragraph to determine if each represents a variable interest in a VIE. The Company monitors these investments and analyzes them for potential consolidation. The Company determined that it was not the primary beneficiary of the VIEs and therefore none of the VIEs were consolidated at December 31, 2014 and December 31, 2013. The maximum exposure of the Company to VIEs is limited to the fair value of its investments in real estate securities and MSRs as disclosed in the Company’s consolidated balance sheets.

Cash and Cash Equivalents

The Company considers highly liquid short-term interest bearing instruments with original maturities of three months or less and other instruments readily convertible into cash to be cash equivalents. The Company’s deposits with financial institutions may exceed federally insurable limits of $250,000 per institution. The Company mitigates this risk by depositing funds with major financial institutions. At December 31, 2014, a portion of the Company’s operating cash was held with two custodians. Additionally, at December 31, 2014, a portion of the Company’s operating cash was held with two other financial institutions and the Company maintains separate cash accounts for each of its warehouse lines of credit and repurchase agreements related to its GMFS origination platform pursuant to such agreements.

Restricted Cash

Restricted cash represents the Company’s cash held by counterparties as collateral against the Company’s derivatives and/or securities repurchase agreements. Cash held by counterparties as collateral is not available to the Company for general corporate purposes, but may be applied against amounts due to derivative or securities repurchase agreement counterparties or returned to the Company when the collateral requirements are exceeded or at the maturity of the derivatives or securities repurchase agreements.

Other Investment Securities

Other investment securities are comprised of investments in Freddie Mac Structured Agency Credit Risk Notes (“FMSA Notes”) at December 31, 2014. During 2014, the Company also held Fannie Mae’s Risk Transfer Notes (“FMRT Notes” and together with the FMSA Notes, the “Other Investment Securities”). The Other Investment Securities represent unsecured general obligations of Fannie Mae and Freddie Mac, respectively, and are structured to be subject to the performance of a certain pool of residential mortgage loans.

Mortgage Loans Held for Investment, Mortgage Loans Held for Sale, Real Estate Securities, Other Investment Securities and MSRs — Fair Value Election

U.S. GAAP permits entities to choose to measure certain eligible financial instruments at fair value. The Company has elected the fair value option for some of its mortgage loans held for investment, and each of its mortgage loans held for sale, real estate securities, Other Investment Securities and MSRs at the date of purchase. The fair value option election is irrevocable and requires the Company to measure these mortgage loans, real estate securities and Other Investment Securities at estimated fair value with the change in estimated fair value recognized in earnings. The Company has established a policy for these assets to separate interest income from the full change in fair value in the consolidated statements of operations. The interest income component is presented as interest income on mortgage loans held for investment, mortgage loans held for sale, real estate securities and Other Investment Securities and the remainder of the change in fair value is presented separately as change in unrealized gain or loss in the Company’s consolidated statements of operations.

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

Any proposed changes to the valuation methodology will be reviewed by the Advisor to ensure changes are consistent with the applicable accounting guidance and approved as appropriate. The fair value methodology may produce a fair value calculation that may not be indicative of net realizable value. Furthermore, while the Company anticipates that the Advisor’s valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions by other market participants, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

Financial assets and liabilities recorded in the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1	Quoted prices for identical assets or liabilities in an active market.

Level 2	Financial assets and liabilities whose values are based on the following:

•	Quoted prices for similar assets or liabilities in active markets

•	Quoted prices for identical or similar assets or liabilities in nonactive markets.

•	Pricing models whose inputs are observable for substantially the full term of the asset or liability.

•	Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement.

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

Mortgage Loans Held for Investment

The fair value of the Company’s mortgage loans held for investment considers data such as loan origination information and additional updated borrower and loan servicing data, as available, forward interest rates, general economic conditions, home price index forecasts and valuations of the underlying properties. The variables considered most significant to the determination of the fair value of the Company’s mortgage loans held for investment include market-implied discount rates, projections of default rates, delinquency rates, loss severity (considering mortgage insurance) and prepayment rates. The Company uses loan level data, macro-economic inputs and forward interest rates to generate loss adjusted cash flows and other information in determining the fair value of its mortgage loans. Because of the inherent uncertainty of such valuation, the fair values established for mortgage loans held for investment by the Company may differ from the fair values that would have been established if a ready market existed for these mortgage loans held for investment. Accordingly, mortgage loans held for investment are classified as Level 3 in the fair value hierarchy.

At December 31, 2014, approximately 10.3% in unpaid principal balance of the Company’s mortgage loans carries mortgage insurance.

Mortgage Loans Held for Sale

The fair value of mortgage loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan. Accordingly, mortgage loans held for sale are classified as Level 2 in the fair value hierarchy.

Real Estate Securities and Other Investment Securities

The fair value of the Company’s real estate securities and Other Investment Securities considers the underlying characteristics of each security including coupon, maturity date and collateral. The Company estimates the fair value of its RMBS and Other Investment Securities based upon a combination of observable prices in active markets, multiple indicative quotes from brokers and executable bids. In evaluating broker quotes the Company also considers additional observable market data points including recent observed trading activity for identical and similar securities, back-testing, broker challenges and other interactions with market participants, as well as yield levels generated by model-based valuation techniques. In the absence of observable quotes, the Company utilizes model-based valuation techniques that may contain unobservable valuation inputs.

When available, the fair value of real estate securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from either broker quotes, observed traded levels or model-based valuation techniques using observable inputs such as benchmark yields or issuer spreads.

While the Company’s non-Agency RMBS and Other Investment Securities are valued using the same process with similar inputs as the Agency RMBS as described below, a significant amount of inputs are unobservable due to relatively low levels of market activity. The fair value of these securities is typically based on broker quotes or the Company’s model-based valuation. Accordingly, the Company’s non-Agency RMBS and Other Investment Securities are classified as Level 3 in the fair value hierarchy. Model-based valuation consists primarily of discounted cash flow and yield analyses. Significant model inputs and assumptions include constant voluntary prepayment rates, constant default rates, delinquency rates, loss severity, market-implied discount rates, default rates, expected loss severity, weighted average life, collateral composition, borrower characteristics and prepayment rates, and may also include general economic conditions, including home price index forecasts, servicing data and other relevant information. Where possible, collateral-related assumptions are determined on an individual loan level basis.

The Company’s Agency RMBS, if any, are valued using the market data described above, which includes inputs determined to be observable or whose significant fair value drivers are observable. Accordingly, Agency RMBS securities are classified as Level 2 in the fair value hierarchy.

MSRs

The Company uses a third party vendor to estimate the fair value of MSRs. The third party vendor uses a discounted cash flow approach which consists of projecting servicing cash flows discounted at a rate that management believes market participants would use in their determinations of fair value. The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, escrow earnings and ancillary income. MSRs are classified as Level 3 in the fair value hierarchy.

Derivative Instruments

Interest Rate Swaption Agreements

An interest rate swaption agreement represents an option that gives the Company the right, but not the obligation, to enter into a previously agreed upon interest rate swap agreement on a future date. If exercised the Company will enter into an interest rate swap agreement and is obligated to pay a fixed rate of interest and receive a floating rate of interest. The Company utilizes proprietary modeling analysis or industry standard third party analytics to support the counterparty valuations received for interest rate swaption agreements. These counterparty valuations are generally based on models with observable market inputs such as interest rates and contractual cash flows, and, as such, are classified as Level 2 on the fair value hierarchy. The Company’s interest rate swaption agreements are governed by International Swap and Derivative Association trading agreements, which are separately negotiated agreements with dealer counterparties. At December 31, 2014, no credit valuation adjustment was made in determining the fair value of the derivative.

Interest Rate Swap Agreements

An interest rate swap is an agreement between the Company and a counterparty to exchange periodic interest payments where one party to the contract makes a fixed rate payment in exchange for a floating rate payment from the other party. The Company utilizes proprietary modeling analysis or industry standard third party analytics to support the counterparty valuations received for interest rate swap agreements. These counterparty valuations are generally based on models with observable market inputs such as interest rates and contractual cash flows, and, as such, are classified as Level 2 on the fair value hierarchy. The Company’s interest rate swap agreements are governed by International Swap and Derivative Association trading agreements, which are separately negotiated agreements with dealer counterparties. At December 31, 2014 and December 31, 2013, no credit valuation adjustment was made in determining the fair value of the derivative.

Loan Purchase Commitments (“LPCs”)

LPCs are agreements with approved third-party residential loan originators to purchase residential loans at a future date. LPCs that qualify as derivatives are recorded at their estimated fair values in the Company’s consolidated balance sheets. The fair value of the Company’s LPC’s are based on the prices the underlying loans can be purchased for in the secondary market, adjusted for an estimated pull through rate. Changes in fair value are reported in the statement of operations. LPCs are classified as Level 3 in the fair value hierarchy.

Interest Rate Lock Commitments (“IRLCs”)

IRLCs are agreements under which the Company agrees to extend credit to a borrower under certain specified terms and conditions in which the interest rate and the maximum amount of the loan are set prior to funding. Unrealized gains and losses on the IRLCs, reflected as derivative assets and derivative liabilities, respectively, are measured based on the value of the underlying mortgage loan, quoted GSE mortgage backed security (“MBS”) prices, estimates of the fair value of the MSRs and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees. IRLCs are classified as Level 3 in the fair value hierarchy.

MBS Forward Sales Contracts and TBA Securities

MBS forward sales contracts and TBA securities are forward contracts for the purchase or sale of MBS at a predetermined price with a stated face amount, coupon and stated maturity at a agreed upon future date. The specific MBS delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association (“SIFMA”), are not known at the time of the transaction. The Company estimates the fair value of MBS forward sales contracts and TBA securities based on third party vendor prices and quoted MBS prices. MBS forward sales contracts and TBA securities are classified as Level 2 in the fair value hierarchy.

Mortgage Loans Held for Investment, at Cost

Mortgage loans held for investment related to the Company’s mortgage banking activities includes loans which, due to various reasons, are unable to be sold to a third party. Such loans are performing loans which the Company carries at amortized cost, less a valuation allowance for estimated credit losses, if applicable.

Revenue Recognition

Mortgage Loans Held for Investment, at fair value

Pursuant to the Company’s policy for separately presenting interest income on mortgage loans, the Company follows acceptable methods under U.S. GAAP for allocating a portion of the change in fair value of certain mortgage loans held for investment to interest income.

When the Company purchases mortgage loans which are held for investment and which have shown evidence of credit deterioration since origination and management determines that it is probable the Company will not collect all contractual cash flows on those loans, the Company applies the guidance that addresses accounting for differences between contractual cash flows and cash flows expected to be collected if those differences are attributable to, at least in part, credit quality.

Interest income is recognized on a level-yield basis over the life of the loan as long as cash flows can be reasonably estimated. The level-yield is determined by the excess of the Company’s initial estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the Company’s initial investment in the mortgage loan (accretable yield). The amount of interest income to be recognized cannot result in a carrying amount that exceeds the payoff amount of the loan. The excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) will not be recognized as an adjustment of yield.

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

Interest income on newly originated mortgage loans which are purchased by the Company and held for investment, is accrued based on the effective yield method on the outstanding principal balance and their contractual terms. Premiums and discounts associated with these mortgage loans at the time of purchase are amortized into interest income over the life of such loan using the effective yield method and adjusted for actual prepayments.

Real Estate Securities and Other Investment Securities

Pursuant to the Company’s policy for separately presenting interest income on real estate securities and Other Investment Securities, the Company follows acceptable methods under U.S. GAAP for allocating a portion of the change in fair value of real estate securities and Other Investment Securities to interest income.

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

RMBS and Other Investment Securities are evaluated for other-than-temporary impairment (“OTTI”) each quarter. A security with a fair value that is less than amortized cost is considered impaired. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a security has been deemed to be other-than-temporarily impaired, the amount of OTTI is bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations as a realized loss on real estate securities and realized loss on Other Investment Securities. The remaining OTTI related to the valuation adjustment is recognized as a component of change in unrealized gain or loss in the consolidated statements of operations. Realized gains and losses on sale of real estate securities and Other Investment Securities are determined using the specific identification method. Real estate securities and Other Investment Securities transactions are recorded on the trade date.

Mortgage Loans Held for Investment, at Cost and Mortgage Loans Held for Sale

Interest income on mortgage loans is accrued to income based upon the principal amount outstanding and contractual interest rates and is included in interest income on mortgage loans held for sale in the consolidated statements of operations. Income recognition is discontinued when loans become 90 days delinquent or when in management’s opinion, the collectability of principal and income becomes doubtful and the mortgage loans held for sale or investment are put on nonaccrual status.

Mortgage Banking Activities

Gain on Sale of Mortgage Loans Held for Sale

Mortgage loans held for sale are considered sold when the Company surrenders control over the financial assets. Control is considered to have been surrendered when the transferred assets have been isolated from the Company, beyond the reach of the Company and its creditors; the purchaser obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and the Company does not maintain effective control over the transferred assets through an agreement that both entitles and obligates the Company to repurchase or redeem the transferred assets before their maturity or the ability to unilaterally cause the holder to return specific assets. Such transfers may involve securitizations, participation agreements or repurchase agreements. If the criteria above are not met, such transfers are accounted for as secured borrowings, in which the assets remain on the consolidated balance sheets, the proceeds from the transaction are recognized as a liability and no MSRs are recorded for the transferred loans.

Gains and losses from the sale of mortgages are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale and is included in Mortgage banking activities, net in the consolidated statements of operations. The sales proceeds reflect the cash received and the initial fair value of the separately recognized MSRs less the fair value of the incurred liability for mortgage repurchases and indemnifications. Gains and losses also includes the unrealized gains and losses associated with the mortgage loans held for sale and the realized and unrealized gains and losses from MBS forward sales contracts and IRLCs.

Loan Origination Fee Income

Loan origination fee income represents revenue earned from originating mortgage loans and is included in Mortgage banking activities, net in the Company’s consolidated statements of operations. Loan origination fees and related direct loan origination costs are reflected in Mortgage banking activities, net when loans are sold and deferred and amortized over the life of the loan as an adjustment of yield.

Loan Servicing Fee Income

Loan servicing fee income represents revenue earned for servicing loans for various investors and is included in the consolidated statements of operations. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized into revenue as the related mortgage payments are received. Loan servicing expenses offset against loan servicing fee income as incurred.

Expense Recognition

Expenses are recognized when incurred. Expenses include, but are not limited to, loan servicing fees, advisory fees, professional fees for legal, accounting and consulting services, and general and administrative expenses such as insurance, custodial and miscellaneous fees.

Servicing Advances

Servicing advances represent escrows and advances on behalf of borrowers and investors to cover delinquent balances for property taxes, insurance premiums and other out-of-pocket costs. Advances are made in accordance with the servicing agreements and are recoverable upon liquidation. The Company periodically reviews the advances for collectability and amounts are written off when they are deemed uncollectible. At December 31, 2014, the Company had servicing advances of $2.0 million. Such amount is included in other assets on the Company’s consolidated balance sheets.

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

Repurchase Facilities

Loan Repurchase Facilities

The Company finances a portion of its mortgage loans held for investment through the use of repurchase agreements entered into under master repurchase agreements with certain lenders (the “Loan Repurchase Facilities”). Under the Loan Repurchase Facilities, the Company may sell, and later repurchase trust certificates representing interests in residential mortgage loans (the “Trust Certificates”). The borrowings under the Loan Repurchase Facilities are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreement. The borrowings under the Loan Repurchase Facilities are recorded on the trade date at the contract amount.

The Company pledges cash and certain of its Trust Certificates as collateral under the Loan Repurchase Facilities. The amounts available to be borrowed are dependent upon the fair value of the Trust Certificates pledged as collateral, which fluctuates with changes in interest rates, type of underlying mortgage loans and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in the fair value of pledged Trust Certificates, the lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. At December 31, 2014 and December 31, 2013, the Company has met all margin call requirements related to any outstanding balances under its Loan Repurchase Facilities.

Securities Repurchase Agreements

The Company finances a portion of its RMBS portfolio and Other Investment Securities through the use of securities repurchase agreements entered into under master repurchase agreements with four financial institutions at December 31, 2014. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Repurchase agreements are recorded on trade date at the contract amount.

The Company pledges cash and certain of its RMBS and Other Investment Securities as collateral under these securities repurchase agreements. The amounts available to be borrowed are dependent upon the fair value of the RMBS and Other Investment Securities pledged as collateral, which fluctuates with changes in interest rates, type of securities and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in the fair value of pledged RMBS and Other Investment Securities, the lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. At December 31, 2014 and December 31, 2013, the Company has met all margin call requirements under its securities repurchase agreements.

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

Real Estate Owned

The Company records its real estate owned at the properties fair value, less costs to sell. All legal fees and direct costs relating to real estate owned are expensed as incurred. At December 31, 2014, the Company had real estate owned of $1.3 million. Such amounts are included in other assets in the Company’s consolidated balance sheets.

Loans Eligible for Repurchase from Ginnie Mae

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the right to repurchase the loan as an asset and liability on its consolidated balance sheets. There were no actual repurchases of Ginnie Mae delinquent or defaulted mortgage loans during the year ended December 31, 2014.

8% Exchangeable Senior Notes Due 2016

On November 25, 2013, the Operating Partnership issued $57.5 million aggregate principal amount of unsecured 8.00% Exchangeable Senior Notes due 2016 (the “Exchangeable Senior Notes”). The Exchangeable Senior Notes are carried at amortized cost. Interest expense on the Exchangeable Senior Notes is computed using the effective interest method. The conversion features of the Exchangeable Senior Notes are deemed to be an embedded derivative. Accordingly, the Company is required to bifurcate the embedded derivative related to the conversion features of the Exchangeable Senior Notes. The Company recognized the embedded derivative as a liability in its consolidated balance sheets at December 31, 2014 and December 31, 2013, measured it at its estimated fair value and recognized changes in its estimated fair value in gain/(loss) on derivative instruments in the Company’s consolidated statements of operations.

Liability for Loan Repurchases and Indemnifications

Loans sold to investors by the Company and which met investor and agency underwriting guidelines at the time of sale may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company may, upon mutual agreement, agree to repurchase the loans or indemnify the investor against future losses on such loans. In such cases, the Company bears any subsequent credit loss on the loans. The Company has established a liability for potential losses related to these representations and warranties with a corresponding provision recorded for loan losses. The liability is included in accounts payable and other liabilities in the Company’s consolidated balance sheets and the provision is included in mortgage banking activities, net in the Company’s consolidated statements of operations. In assessing the adequacy of the liability, management evaluates various factors including actual losses on repurchases and indemnifications during the period, historical loss experience, known delinquent and other problem loans, and economic trends and conditions in the industry. Actual losses incurred are reflected as charge-offs against the reserve liability.

Because of the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change.

Escrow and Fiduciary Funds

The Company maintains segregated bank accounts in trust for investors and escrow balances for mortgagors. The balances of these accounts were $23.6 million at December 31, 2014 and are excluded from the Company’s consolidated balance sheets. The Company did not have any segregated bank accounts in trust for investors or escrow balances for mortgagors at December 31, 2013.

Net Income (Loss) Per Share

The Company’s basic earnings per share (“EPS”) is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding OP units and Exchangeable Senior Notes were converted to common stock, where such exercise or conversion would result in a lower EPS. The dilutive effect of OP units is computed assuming all units are converted to common stock. The dilutive effect of the Exchangeable Senior Notes is computed assuming shares converted are limited to 1,779,560 pursuant to New York Stock Exchange (“NYSE”) restrictions. The 1,779,560 shares of common stock were included in the calculation of diluted EPS as such inclusion was dilutive for the year ended December 31, 2014.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2011. The Company was organized and has operated and intends to continue to operate in a manner that will enable it to qualify to be taxed as a REIT. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. GAAP). As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, does not engage in prohibited transactions, and maintains its intended qualification as a REIT. The majority of States also recognize the Company’s REIT status. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service (“IRS”) grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, it is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.

The Company has made separate joint elections with three of its subsidiaries, ZFC Funding TRS, ZFC Trust TRS and Honeybee TRS, to treat such subsidiaries as taxable REIT subsidiaries (the “TRS entities”). The Company may perform certain activities through these TRS entities that could adversely impact the Company’s REIT qualification if performed other than through a TRS entity. The Company’s TRS entities file separate tax returns and are taxed as standalone U.S. C-Corporations irrespective of the dividends-paid deduction available to REITs for federal income tax purposes.

The Company assesses its tax positions for all open tax years and records tax benefits only if tax positions meet a more-likely-than-not threshold in accordance with U.S. GAAP for guidance on accounting for uncertainty in income taxes.

Goodwill and Intangible Assets

The purchase price of GMFS was allocated to the assets acquired, including identifiable intangible assets (trade name, customer relationships, licenses and favorable leases), and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill. Goodwill is carried at cost, net of impairment charges, and reflected on the Company’s consolidated balance sheets.

Goodwill is not amortized but is tested for impairment on an annual basis, or frequently if events or changes in circumstances indicate that a potential impairment may have occurred. The testing of goodwill for impairment is initially based on a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the facts indicate that it is more likely than not that that an impairment may exist, a two-step quantitative assessment is conducted to (a) calculate the fair value of the reporting unit and compare to its carrying value including goodwill and (b) if the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss equal to the amount by which the carrying value of the goodwill exceeds the implied fair value of that goodwill. The impairment is recognized as an expense in the period in which the impairment occurs.

The Company does not amortize intangible assets with indefinite lives. The Company amortizes intangible assets with identified estimated useful lives on a straight-line basis over their estimated useful lives.

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (“ASU 2014-04”), to reduce diversity in practice by clarifying when an in substance repossession or foreclosure has occurred and when a creditor should derecognize the associated loan receivable and recognize the real estate property. ASU 2014-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of ASU 2014-04 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The objective of the guidance is to clarify the principles for recognizing revenue. ASU 2014-09 supersedes most current revenue recognition guidance, including industry-specific guidance, and also enhances disclosure requirements around revenue recognition and the related cash flows. The guidance is to be applied retrospectively to all prior periods presented or through a cumulative adjustment in the year of adoption, for interim and annual periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this new standard.

In June 2014, the FASB issued Accounting Standards Update No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”) which amends the accounting guidance for repo-to-maturity (“RTM”) transactions and repurchase agreements executed as repurchase financings. Under this new accounting guidance, RTMs will be accounted for as secured borrowings rather than sales of an asset, and transfers of financial assets with a contemporaneous repurchase agreement will no longer be evaluated to determine whether they should be accounted for on a combined basis as forward contracts. The new guidance also prescribes additional disclosures particularly on the nature of collateral pledged in repurchase agreements accounted for as secured borrowings. ASU 2014-11 is effective for the first interim or annual reporting periods beginning after December 15, 2014. Adoption of ASU 2014-11 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation: Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 makes changes to both the variable interest model and the voting model. The guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adopting this new standard.

3. GMFS Transaction

On August 5, 2014, the Company, in its capacity as guarantor, entered into an agreement and plan of merger (the “Merger Agreement”) among ZFC Honeybee TRS, LLC (“Honeybee TRS”), an indirect subsidiary of the Company, ZFC Honeybee Acquisitions, LLC (“Honeybee Acquisitions”), a wholly owned subsidiary of Honeybee TRS, GMFS, and Honeyrep, LLC, solely in its capacity as the security holder representative. GMFS is an origination platform that primarily originates and services agency and government guaranteed residential mortgage loans in the southern United States. On October 31, 2014, the Company completed its acquisition of GMFS. Subject to the terms and conditions of the Merger Agreement, Honeybee Acquisitions was merged with and into GMFS (the “Merger”), with GMFS surviving the Merger as an indirect subsidiary of the Company.

The Merger Agreement contains customary representations and warranties by the parties, as well as customary covenants, including non-competition and non-solicitation covenants by GMFS’s key managers, a covenant by GMFS to conduct its business and operations in the ordinary course between the date of the Merger Agreement and the closing of the Merger and indemnification covenants by both parties, subject to stated thresholds and limitations.

While subject to a final reconciliation of October 31, 2014 values, the preliminary purchase price was approximately $62.8 million at closing which was comprised of (i) the estimated fair market value of GMFS’s MSR portfolio, (ii) the estimated value of GMFS’s net tangible assets at October 31, 2014 and (iii) a purchase price premium. In addition to cash paid at closing, two contingent $1 million deferred premium payments payable in cash over two years, plus potential additional consideration based on future loan production and profits will be payable over a four-year period if certain conditions are met. The $2 million of deferred premium payments is contingent on GMFS remaining profitable and retaining certain key employees. The additional contingent consideration is dependent on GMFS achieving certain profitability and loan production goals and is capped at $20 million. Up to 50% of the additional contingent consideration may be paid in common stock of the Company, at the Company’s option. The Company funded the closing cash payment through a combination of available cash and the liquidation of a portion of its non-agency RMBS portfolio.

Total consideration is as follows:
Cash paid to owners of GMFS	$62,847,452
Contingent consideration	11,430,413
Total consideration	$74,277,865

Contingent consideration represents the estimated present value of future earn-out payments as defined in the Merger Agreement. Contingent consideration was estimated based on future earnings projections of GMFS over the four year earn-out period and is re-measured to fair value at each reporting date until the contingency is resolved. The changes in fair value are recognized in earnings. The final consideration paid could be materially different from the estimate and the difference will be recorded through earnings in the Consolidated Statement of Operations.

Under the acquisition method of accounting, the total purchase price allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed is based on management’s preliminary valuation of GMFS’s tangible and intangible assets acquired by the Company and GMFS’s liabilities assumed by the Company as of October 31, 2014, and a preliminary valuation of the net assets acquired is summarized as follows:

Fair value of Assets:
Cash and cash equivalents	$13,304,612
Mortgage loans held for sale	92,512,390
Mortgage loans held for investment	1,098,897
Derivative assets	1,590,160
Other assets	2,713,950
MSRs	32,300,337
Goodwill	16,512,680
Intangible Assets	5,800,000
Loans eligible for repurchase from Ginnie Mae	21,169,329
Total assets acquired	187,002,355

Fair value of Liabilities:
Warehouse lines of credit	85,840,705
Accounts payable and other liabilities	5,714,456
Liability for loans eligible for repurchase from Ginnie Mae	21,169,329
Total liabilities assumed	112,724,490
Fair value of net assets acquired	$74,277,865

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and liabilities assumed and is primarily made up of expected synergies and the assembled workforce of GMFS. This determination of goodwill is preliminary, and is subject to change when the valuation is complete. A preliminary determination of the goodwill is as follows:

Total purchase price	$74,277,865
Less: Preliminary estimate of the fair value of the net assets acquired	(57,765,185)
Goodwill	$16,512,680

Goodwill has been allocated to the Company’s mortgage banking segment. Additionally, goodwill is expected to be deductible for tax purposes over a 15-year life.

The preliminary valuation above is based upon information available to the Company at December 31, 2014, and is subject to change. The Company continues to review the underlying assumptions and valuation techniques utilized to calculate the fair value of goodwill and intangible assets acquired. Additional adjustments may be recorded during the allocation period specified by U.S. GAAP as additional information becomes available.

The following table presents information about the intangible assets acquired by the Company:

	Estimated Fair Value	Estimated Useful Life
Trade name	$2.0 million	10 years
Customer relationships	1.3 million	10 years
Licenses	1.0 million	3 years
Favorable lease	1.5 million	12 years
Total Intangible assets	$5.8 million

The Company has recognized the following revenues and earnings related to its investment in GMFS for the period from the acquisition date to December 31, 2014 which are reflected in the Company’s consolidated statements of operations:

Interest income – mortgage loans held for sale	$594,217

Mortgage banking activities, net:
Gain on sale of mortgage loans, net of direct costs	5,344,361
Loan origination fee income	213,540
Provision for loan indemnification	(118,895)
5,439,006
Loan servicing fee income, net of direct costs	929,718
Change in fair value of mortgage servicing rights	(1,684,373)
Other income	45,861
Total non interest income	4,730,212

Net income before expenses and taxes relating to Honeybee TRS	583,073
Expenses of Honeybee TRS	(2,710,564)
Net loss after expenses of Honeybee TRS, before tax	(2,127,491)
Tax benefit	850,996
Net loss after expenses of Honeybee TRS, after tax	$(1,276,495)

Amortization expense related to the intangible assets acquired was $131,389 for the year ended December 31, 2014, and is recorded as other expenses in the consolidated statements of operations. Amortization expense related to the intangible assets for the five years subsequent to December 31, 2014 is as follows:

2015	$788,340
2016	$788,340
2017	$732,776
2018	$455,004
2019	$455,004

The results of GMFS are included in the Company’s results beginning October 31, 2014. The unaudited pro forma revenues and net income of the consolidated entity for the year ended December 31, 2014, assuming the business combination was consummated on January 1, 2013, are as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Net interest income	$21,623,473	$15,737,131

Noninterest Income
Mortgage banking activities, net	41,047,510	46,354,596

Loan servicing fees, net of direct costs	5,239,010	3,022,447

Other income	673,270	709,369

Net income	35,213,626	11,465,008

The pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual consolidated results of operations of the Company that would have been achieved had the business combination occurred on January 1, 2013, nor are they intended to represent or be indicative of future results of operations.

4. Fair Value

Fair Value Measurement

Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following table sets forth the Company’s financial instruments that were accounted for at fair value on a recurring basis at December 31, 2014, by level within the fair value hierarchy:

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for investment	$—	$—	$415,959,838	$415,959,838
Mortgage loans held for sale	—	97,690,960	—	97,690,960
Non-Agency RMBS	—	—	148,585,733	148,585,733
Other Investment Securities	—	—	2,040,532	2,040,532
MSRs	—	—	33,378,978	33,378,978
Derivative assets	—	—	2,485,100	2,485,100
Total	$—	$97,690,960	$602,450,181	$700,141,141
Liabilities
Derivative liabilities	$—	$2,585,184	$—	$2,585,184
Total	$—	$2,585,184	$—	$2,585,184

The following table sets forth the Company’s financial instruments that were accounted for at fair value on a recurring basis at December 31, 2013, by level within the fair value hierarchy:

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for investment	$—	$—	$331,785,542	$331,785,542
Non-Agency RMBS	—	—	226,155,221	226,155,221
Derivative assets	—	284,454	—	284,454
Total	$—	$284,454	$557,940,763	$558,225,217
Liabilities
Derivative liabilities	—	1,471,607	$—	$1,471,607
Total	$—	$1,471,607	$—	$1,471,607

The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Mortgage Loans held for investment	RMBS	Other Investment Securities	Mortgage Loans held for investment	RMBS
Beginning balance	$331,785,542	$226,155,221	$—	$—	$100,911,651
Total net transfers into/out of Level 3	—	—	—	—	—
Acquisitions	85,579,169	47,034,327	12,926,953	334,162,044	234,397,506
Proceeds from sales	—	(102,635,229)	(11,067,378)	—	(68,190,593)
Net accretion of discounts	7,497,341	5,528,538	180,438	3,059,231	3,727,702
Proceeds from principal repayments	(31,759,326)	(28,197,740)	—	(13,871,059)	(39,338,730)
Conversion of mortgage loans to REO	(1,796,028)	—	—	—	—
Total losses (realized/unrealized) included in earnings	(8,250,003)	(6,694,487)	(226,224)	(6,344,877)	(9,138,009)
Total gains (realized/unrealized) included in earnings	32,903,143	7,395,103	226,743	14,780,203	3,785,694
Ending balance	$415,959,838	$148,585,733	$2,040,532	$331,785,542	$226,155,221

	Year Ended December 31, 2014
	LPCs	IRLCs
Beginning balance	$—	$—
Acquisition of GMFS	—	2,702,954
Change in unrealized gain or loss	4,037	(221,891)
Ending balance	$4,037	$2,481,063

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Mortgage Loans held for investment	RMBS	Other Investment Securities	Mortgage Loans held for investment	RMBS
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the reporting date	$22,957,500	$(1,039,499)	$(226,224)	$7,136,482	$(2,822,969)

The following table presents additional information about the Company’s MSRs which are also financial instruments that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Year Ended December 31, 2014

Balance at beginning of year	$—
Acquisition of MSRs in connection with purchase of GMFS	32,300,337
Additions due to loans sold, servicing retained	2,763,014
Fair value adjustment:(1)
Changes in assumptions(2)	(1,420,925)
Other changes(3)	(263,448)
Balance at December 31, 2014	$33,378,978

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the reporting date	$(1,420,925)

(1)	Included in change in fair value of MSRs on the consolidated statements of operations.
(2)	Primarily reflects changes in prepayment assumptions due to changes in interest rates and discount rates.
(3)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.

There were no financial assets or liabilities that were accounted for at fair value on a nonrecurring basis at December 31, 2014 and December 31, 2013. During the year ended December 31, 2014, real estate owned was transferred out of Level 3. There were no other transfers into or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2014 or December 31, 2013.

The following tables present quantitative information about the Company’s mortgage loans held for investment, real estate securities and Other Investment Securities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value at December 31, 2014	Valuation Technique(s)	Unobservable Input	Min/Max		Weighted Average
Mortgage loans held for investment	$415,959,838	Discounted cash flow model	Constant voluntary prepayment	1.4%	27.1%	3.9%
			Constant default rate	0.0%	4.0%	2.9%
			Loss severity	0.0%	40.5%	23.8%
			Delinquency	0.1%	13.6%	10.6%

	Fair Value at December 31, 2014	Valuation Technique(s)	Unobservable Input	Min/ Max		Weighted Average
Non-Agency RMBS(1)
Alternative – A	$61,296,540	Broker quotes/ comparable trades	Constant voluntary prepayment	1.6%	24.8%	13.6%
			Constant default rate	0.1%	8.4%	3.1%
			Loss severity	0.0%	81.1%	20.5%
			Delinquency	1.3%	25.9%	10.1%
Pay option adjustable rate	$45,541,325	Broker quotes/ comparable trades	Constant voluntary prepayment	1.7%	20.1%	8.9%
			Constant default rate	1.6%	19.4%	4.3%
			Loss severity	0.0%	66.2%	38.0%
			Delinquency	6.8%	29.1%	15.2%
Prime	$39,065,076	Broker quotes/ comparable trades	Constant voluntary prepayment	2.6%	17.3%	9.2%
			Constant default rate	0.2%	9.2%	4.1%
			Loss severity	0.0%	78.3%	28.2%
			Delinquency	5.0%	24.8%	13.0%
Subprime	$2,682,792	Broker quotes/ comparable trades	Constant voluntary prepayment	2.4%	7.4%	4.7%
			Constant default rate	6.0%	8.0%	7.7%
			Loss severity	65.0%	85.0%	72.0%
			Delinquency	25.5%	27.7%	26.8%
Total Non-Agency RMBS	$148,585,733

(1)	The Company uses third-party dealer quotes to estimate fair value of some of its financial assets. The Company verifies selected prices by using a variety of methods, including comparing prices to internally estimated prices and corroborating the prices by reference to other independent market data, such as relevant benchmark indices and prices of similar instruments. Where the Company has disclosed unobservable inputs for broker quotes or comparable trades, those inputs are based on the Company’s validations performed at the security level.

	Fair Value at December 31, 2014	Valuation Technique(s)	Unobservable Input	Weighted Average
Other Investment Securities(1)	$2,040,532	Broker quotes/ comparable trades	Constant voluntary prepayment	7.5%

(1)	The Company uses third-party dealer quotes to estimate fair value of some of its financial assets. The Company verifies selected prices by using a variety of methods, including comparing prices to internally estimated prices and corroborating the prices by reference to other independent market data, such as relevant benchmark indices and prices of similar instruments. Where the Company has disclosed unobservable inputs for broker quotes or comparable trades, those inputs are based on the Company’s validations performed at the security level.

The following table presents quantitative information about the Company’s MSRs which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value at Year Ended, 2014	Valuation Technique(s)	Unobservable Input	Min/Max		Weighted Average
MSRs	$33,378,978	Discounted cash flow model	Constant prepayment rate	7.6%	58.2%	10.6%
			Cost of servicing	$76	$533	$91
			Discount rate	9.0%	10.0%	9.4%

The following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs at December 31, 2014 and the effect on the estimated fair value from adverse changes in those assumptions (weighted averages are based upon unpaid principal balance):

December 31, 2014 Range (Weighted average) Fair value

Discount rate	9.0% - 10.0%
(9.4%)
Effect on fair value of adverse change of:
5%	$(683,406)
10%	$(1,366,812)
20%	$(2,655,493)

Prepayment speed(1)	7.6% - 58.2%
(10.6%)
Effect on fair value of adverse change of:
5%	$(639,594)
10%	$(1,279,187)
20%	$(2,468,154)

Per-loan annual cost of servicing	$76 - $533
($91)
Effect on fair value of adverse change of:
5%	$(389,384)
10%	$(778,768)
20%	$(1,557,561)

(1)	Prepayment speed is measured using CPR.

Derivative Financial Instruments

The Company estimates the fair value of IRLCs based on quoted Agency MBS prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the loans and the probability that the mortgage loan will be purchased as a percentage of the commitments it has made (the “pull-through rate”). The Company categorizes IRLCs as a “Level 3” financial statement item.

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate and the MSR component of the IRLCs, in isolation, may result in a significant change in fair value. The financial effects of changes in these assumptions are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value, but increase the pull-through rate for loans that have decreased in fair value.

The following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key inputs	December 31, 2014
Pull-through rate
Range	55.7% – 100.0%
Weighted average	85.0%
MSR value expressed as:
Servicing fee multiple
Range	0.4 – 6.0
Weighted average	4.4
Percentage of unpaid principal balance
Range	0.2% – 1.9%
Weighted average	1.1%

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

The following table presents the difference between the fair value and the aggregate unpaid principal amount and/or notional balance of assets for which the fair value option was elected at December 31, 2014 and December 31, 2013:

	December 31, 2014			December 31, 2013
		Unpaid Principal and/or Notional			Unpaid Principal and/or Notional
	Fair Value	Balance(1)	Difference	Fair Value	Balance(1)	Difference
Financial instruments, at fair value Assets
Mortgage loans held for investment	$415,959,838	$464,877,028	$(48,917,190)	$331,785,542	$398,828,497	$(67,042,955)
Mortgage loans held for sale	97,690,960	92,917,659	4,773,301	—	—	—
Non-Agency RMBS	148,585,733	226,501,915	(77,916,182)	226,155,221	324,241,597	(98,086,376)
Other Investment Securities	2,040,532	2,250,000	(209,468)	—	—	—
MSRs	33,378,978	3,078,974,342	(3,045,595,364)	—	—	—
Total financial instruments, at fair value	$697,656,041	$3,865,520,944	$(3,167,864,903)	$557,940,763	$723,070,094	$(165,129,331)

(1)	Non-Agency RMBS includes an IO with a notional balance of $48.6 million and $64.3 million at December 31, 2014 and December 31, 2013, respectively.

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

The following table summarizes the estimated fair value for all other financial instruments at December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets
Cash	$33,791,013	$33,791,013	$57,060,806	$57,060,806
Restricted cash	7,143,078	7,143,078	2,128,236	2,128,236
Liabilities
Warehouse lines of credit	$89,417,564	$89,417,564	$—	—
Loan Repurchase Facilities	300,092,293	300,092,293	236,727,512	236,058,976
Securities repurchase agreements	103,014,105	103,014,105	138,790,158	138,591,678
Exchangeable Senior Notes	59,933,400	55,474,741	54,737,573	54,539,057

Cash includes cash on hand for which fair value equals carrying value (a Level 1 measurement). Restricted cash represents the Company’s cash held by counterparties as collateral against the Company’s derivatives, Loan Repurchase Facilities and securities repurchase agreements. Due to the short-term nature of the restrictions, fair value approximates carrying value (a Level 1 measurement). The fair value of the Company’s warehouse lines of credit and repurchase agreements related to its GMFS origination platform, Loan Repurchase Facilities and securities repurchase agreements is based on an expected present value technique using observable market interest rates. As such, the Company considers the estimated fair value to be a Level 2 measurement. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. The fair value of the Exchangeable Senior Notes is based on observable market prices (a Level 2 measurement).

5. Mortgage Loans Held for Investment, at Fair Value

Distressed and re-performing loans at the time of purchase

During the years ended December 31, 2014 and December 31, 2013, the Company’s acquisition of mortgage loans held for investment which showed evidence of credit deterioration at the time of purchase were as follows:

Acquisition Date	Aggregate Unpaid Principal Balance	Loan Repurchase Facilities Used
	(in millions)
Year ended December 31, 2013:
March 22, 2013	$17.7	$—
May 30, 2013	—	—	(1)
May 31, 2013	134.5	78.5
July 25, 2013	162.4	98.7
August 28, 2013	98.2	54.8
Year ended December 31, 2014:
March 27, 2014	100.4	60.6

(1)	On May 30, 2013, the Company entered into the Citi Loan Repurchase Facility and utilized $10.6 million of the Citi Loan Repurchase Facility to finance its then existing residential mortgage loan portfolio.

The following table sets forth certain information regarding the Company’s mortgage loans held for investment at December 31, 2014 and December 31, 2013 which showed evidence of credit deterioration at the time of purchase:

2014

	Unpaid			Gross Unrealized(1)			Weighted Average
	Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Mortgage Loans Held for Investment
Performing
Fixed	$265,306,697	$(51,501,092)	$213,805,605	$26,732,362	$(1,383,524)	$239,154,443	4.50%	7.28%
ARM	162,858,201	(21,343,046)	141,515,155	9,568,296	(1,441,035)	149,642,416	3.59	7.10
Total performing	428,164,898	(72,844,138)	355,320,760	36,300,658	(2,824,559)	388,796,859	4.15	7.21
Non-performing(3)	35,945,165	(6,039,073)	29,906,092	840,097	(4,369,886)	26,376,303	5.48	7.13
Total Mortgage Loans Held for Investment	$464,110,063	$(78,883,211)	$385,226,852	$37,140,755	$(7,194,445)	$415,173,162	4.26%	7.20%

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded a gain of $22.8 million for the year ended December 31, 2014 as change in unrealized gain or loss on mortgage loans held for investment in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Loans that are delinquent for 60 days or more are considered non-performing.

2013

				Gross Unrealized(1)			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Mortgage Loans Held for Investment
Performing
Fixed	$212,701,494	$(43,530,581)	$169,170,913	$7,842,598	$(3,558,171)	$173,455,340	4.56%	7.05%
ARM	170,178,466	(25,617,563)	144,560,903	5,088,302	(1,556,430)	148,092,775	3.76	6.67
Total performing	382,879,960	(69,148,144)	313,731,816	12,930,900	(5,114,601)	321,548,115	4.20	6.88
Non-performing(3)	15,948,537	(5,031,293)	10,917,244	456,024	(1,135,841)	10,237,427	5.06	8.03
Total Mortgage Loans Held for Investment	$398,828,497	$(74,179,437)	$324,649,060	$13,386,924	$(6,250,442)	$331,785,542	4.24%	6.91%

(1)	The Company has elected the fair value option pursuant to ASC 825 for its mortgage loans held for investment. The Company recorded a gain of $7.1 million for the year ended December 31, 2013, as change in unrealized gain or loss on mortgage loans in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Loans that are delinquent for 60 days or more are considered non-performing.

The following table presents the difference between the fair value and the aggregate unpaid principal balance of the Company’s mortgage loans held for investment at December 31, 2014 and December 31, 2013 which showed evidence of credit deterioration at the time of purchase:

	December 31, 2014			December 31, 2013
	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Loan Type
Performing loans:
Fixed	$239,154,443	$265,306,697	$(26,152,254)	$173,455,340	$212,701,494	$(39,246,154)
ARM	149,642,416	162,858,201	(13,215,785)	148,092,775	170,178,466	(22,085,691)
Total performing loans	388,796,859	428,164,898	(39,368,039)	321,548,115	382,879,960	(61,331,845)
Non-performing loans	26,376,303	35,945,165	(9,568,862)	10,237,427	15,948,537	(5,711,110)
Total	$415,173,162	$464,110,063	$(48,936,901)	$331,785,542	$398,828,497	$(67,042,955)

The following table presents the change in accretable yield for the Company’s mortgages held for investment which had shown evidence of credit deterioration since origination at the time of purchase for the years ended December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Accretable yield, beginning of year	$223,401,697	$—
Acquisitions	55,532,098	222,899,189
Accretion	(26,137,006)	(10,470,435)
Reclassifications from nonaccretable difference	14,713,116	10,972,942
Accretable yield, end of year	$267,509,905	$223,401,697

For loans acquired during the year ended December 31, 2014, the contractually required payments and cash flows expected to be collected as of the acquisition date were approximately $187.5 million and $140.3 million, respectively. Additionally, the fair value of the loans acquired as of the acquisition date was equal to the purchase price.

Newly originated loans at the time of purchase

During the year ended December 31, 2014, the Company acquired newly originated mortgage loans held for investment with an unpaid principal balance of approximately $767,000. In connection with the acquisition the Company used funds from the Loan Repurchase Facilities of approximately $690,000 to fund a portion of the acquisition.

The following table sets forth certain information regarding the Company’s mortgage loans held for investment at December 31, 2014 which were newly originated at the time of purchase:

2014

				Gross Unrealized(1)			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(2)

Performing
Fixed	$766,965	$16,173	$783,138	$3,538	$—	$786,676	4.38%	4.20%
Total Mortgage Loans Held for Investment	$766,965	$16,173	$783,138	$3,538	$—	$786,676	4.38%	4.20%

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded a gain of $3,538 as change in unrealized gain or loss on mortgage loans held for investment in the consolidated statements of operations.
(2)	Unleveraged yield.

Concentrations

At December 31, 2014 and December 31, 2013, the Company’s mortgage loans held for investment consisted of mortgage loans on residential real estate located throughout the United States. The following is a summary of certain concentrations of credit risk in the mortgage loan portfolio at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Concentration
Percentage of fair value of mortgage loans with unpaid principal balance to current property value in excess of 100%	55.7%	73.6%
Percentage of fair value of mortgage loans secured by properties in the following states:
Each representing 10% or more of fair value:
California	26.2%	25.6%
Florida	16.6%	17.8%
Additional state representing more than 5% of fair value:
Georgia	5.7%	6.8%
New York	5.1%	—

At December 31, 2014, the interest rates on the Company’s mortgage loans held for investment ranged from 1.75% – 12.20% and the contractual maturities ranged from 1 – 46 years.

6. Mortgage Loans Held for Sale

The following summarizes mortgage loans held for sale, at fair value for the year ended December 31, 2014:

	Unpaid Principal Balance	Fair Value
Conventional	$55,073,645	$57,058,195
Governmental	13,407,781	14,601,797
Reverse mortgage	1,600,449	1,765,552
United States Department of Agriculture loans	16,105,088	17,069,138
United States Department of Veteran Affairs loan	6,730,696	7,196,278
Total	$92,917,659	$97,690,960

For the year ended December 31, 2014 all of the Company’s mortgage loans held for sale were pledged to secure warehouse lines of credit and repurchase agreements related to its GMFS origination platform.

7. Real Estate Securities and Other Investment Securities

The Company’s non-Agency RMBS portfolio is not issued or guaranteed by Fannie Mae, Freddie Mac or any other U.S. Government agency or a federally chartered corporation and is therefore subject to additional credit risks.

The following table sets forth certain information regarding the Company’s RMBS and Other Investment Securities at December 31, 2014:

				Gross Unrealized(1)			Weighted Average
	Principal or Notional Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Real estate securities
Non-Agency RMBS
Alternative – A(3)	$118,547,109	$(58,583,222)	$59,963,887	$1,916,611	$(583,958)	$61,296,540	3.44%	7.03%
Pay option adjustable rate	58,122,808	(11,491,663)	46,631,145	80,848	(1,170,668)	45.541,325	0.93	6.12
Prime	43,803,995	(6,219,091)	37,584,904	1,545,452	(65,280)	39,065,076	3.60	6.79
Subprime	6,028,003	(3,290,867)	2,737,136	—	(54,344)	2,682,792	0.33	16.98
Total RMBS	$226,501,915	$(79,584,843)	$146,917,072	$3,542,911	$(1,874,250)	$148,585,733	2.62%	6.96%
Other Investment Securities	$2,250,000	$16,756	$2,266,756	$—	$(226,224)	$2,040,532	3.92%	5.90%

(1)	The Company has elected the fair value option pursuant to ASC 825 for its real estate securities and Other Investment Securities. The Company recorded a loss of $3.0 million for the year ended December 31, 2014, as change in unrealized gain or loss on real estate securities in the consolidated statements of operations. The Company also recorded a loss of $0.2 million for the year ended December 31, 2014, as change in unrealized gain or loss on Other Investment Securities in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Alternative – A RMBS includes an IO with a notional balance of $48.6 million.

The following table sets forth certain information regarding the Company’s RMBS at December 31, 2013:

				Gross Unrealized(1)			Weighted Average
	Principal or Notional Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Real estate securities
Non-Agency RMBS
Alternative – A(3)	$160,590,487	$(80,206,745)	$80,383,742	$2,414,864	$(1,112,077)	$81,686,529	4.26	6.77
Pay option adjustable rate	34,374,028	(7,057,026)	27,317,002	464,756	(345,915)	27,435,843	0.76	6.80
Prime	109,136,108	(13,590,489)	95,545,619	3,751,248	(767,825)	98,529,042	4.77	6.45
Subprime	20,140,974	(1,894,417)	18,246,557	536,407	(279,157)	18,503,807	1.07	5.97
Total RMBS	$324,241,597	$(102,748,677)	$221,492,920	$7,167,275	$(2,504,974)	$226,155,221	3.80%	6.57%

(1)	The Company has elected the fair value option pursuant to ASC 825 for its real estate securities.
(2)	Unleveraged yield.
(3)	Alternative – A RMBS includes an IO with a notional balance of $64.3 million.

The following table presents certain information regarding the Company’s non-Agency RMBS at December 31, 2014 by weighted average life:

	Non-Agency RMBS
	Fair Value	Amortized Cost	Weighted Average Yield
Weighted average life(1)
Greater than 5 years	$148,585,733	$146,917,072	6.96%
	$148,585,733	$146,917,072	6.96%

(1)	Actual maturities of real estate securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and credit losses.

At December 31, 2014, the contractual maturities of the real estate securities ranged from 20.3 to 32.3 years, with a weighted average maturity of 24.9 years. All real estate securities held by the Company at December 31, 2014 were issued by issuers based in the United States.

The following table presents certain information regarding the Company’s Other Investment Securities at December 31, 2014 by weighted average life:

	Other Investment Securities
	Fair Value	Amortized Cost	Weighted Average Yield
Weighted average life(1)
Greater than 5 years	$2,040,532	$2,266,756	5.90%
	$2,040,532	$2,266,756	5.90%

(1)	Actual maturities of Other Investment Securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and credit losses.

At December 31, 2014, the contractual maturity of the Other Investment Securities was 9.7 years, with a weighted average maturity of 9.7 years. All Other Investment Securities held by the Company at December 31, 2014 were issued by issuers based in the United States.

The following table presents certain information regarding the Company’s non-Agency RMBS at December 31, 2013 by weighted average life:

	Non-Agency RMBS
	Fair Value	Amortized Cost	Weighted Average Yield
Weighted average life(1)
Greater than 5 years	$226,155,221	$221,492,920	6.57%
	$226,155,221	$221,492,920	6.57%

(1)	Actual maturities of real estate securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and credit losses.

At December 31, 2013, the contractual maturities of the real estate securities ranged from 7.7 to 33.0 years, with a weighted average maturity of 24.0 years. All real estate securities held by the Company at December 31, 2013 were issued by issuers based in the United States.

The following table presents certain additional information regarding the Company’s RMBS:

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Proceeds from the sale of real estate securities	$102,635,229	$291,348,906	$74,216,314
Proceeds from the sale of other investment securities	11,067,378	—	—
Realized gain (loss) on the sale of real estate securities	3,694,255	(7,937,665)	28,858
Realized gain (loss) on the sale of other investment securities	226,743	—	—
Realized loss on OTTI	—	(1,108,024)	(215,345)

8. Mortgage Servicing Rights

The Company’s MSRs consist of conforming conventional loans sold to Fannie Mae and Freddie Mac or loans securitized in Ginnie Mae securities. Similarly, the government loans serviced by the Company are secured through Ginnie Mae, whereby the Company is insured against loss by the FHA or partially guaranteed against loss by the VA.

The activity of MSRs for the year ended December 31, 2014 is as follows:

Balance at beginning of year	$—
Acquisition of MSRs in connection with purchase of GMFS	32,300,337
Additions due to loans sold, servicing retained	2,763,014
Fair value adjustment:(1)
Changes in assumptions(2)	(1,420,925)
Other changes(3)	(263,448)
Balance at December 31, 2014	$33,378,978

(1)	Included in change in fair value of MSRs in the Company’s consolidated statements of operations.
(2)	Primarily reflects changes in prepayment assumptions due to changes in interest rates and discount rates.

(3)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid off during the period.

The Company’s MSR portfolio at December 31, 2014 is summarized as follows:

	Unpaid Principal Balance	Fair Value
Fannie Mae	$1,640,799,719	$17,078,181
Ginnie Mae	1,146,234,768	13,102,076
Freddie Mac	291,939,855	3,198,721
Total	$3,078,974,342	$33,378,978

The Company contracts with licensed sub-servicers to perform all servicing functions for these loans. The following table presents the loan servicing fee income, net of direct costs:

Income	$1,412,583
Late charges	60
Cost of sub-servicer	(482,925)
Loan servicing fees, net of direct costs	$929,718

9. Warehouse Lines of Credit

The Company has a $45,000,000 master repurchase agreement expiring January 15, 2015, which provides financing for the Company’s origination of mortgage loans held for sale. Interest under the agreement is at 2.30% above LIBOR. The line is collateralized by the underlying mortgages and related documents and instruments. The Company is in current negotiations to renew the agreement for a twelve month period. The outstanding balance under the master repurchase agreement was $21,210,431 at December 31, 2014. The terms of this agreement were amended subsequent to December 31, 2014 (see Note 27 - Subsequent Events).

The Company has a $35,000,000 warehouse line of credit agreement expiring September 28, 2015, which provides financing for the Company’s origination of mortgage loans held for sale. Interest under the agreement is 2.25% above LIBOR with a LIBOR floor of 2.50%. The line is collateralized by the underlying mortgages and related documents and instruments. The outstanding balance under the line amounted to $27,499,080 at December 31, 2014.

The Company has a $30,000,000 warehouse line of credit expiring October 26, 2015, which provides financing for the Company’s origination of mortgage loans held for sale. Interest under the agreement is at 2.25% above LIBOR with a 2.75% floor. The line is collateralized by the underlying mortgages and related documents and instruments. The outstanding balance under the line amounted to $29,619,453 at December 31, 2014.

During 2014, the Company entered into a $20,000,000 master repurchase agreement expiring June 30, 2016, which provides financing for the Company’s origination of mortgage loans held for sale. Interest under the agreement is at 2.75% above LIBOR. The line is collateralized by the underlying mortgages and related documents and instruments. The outstanding balance under the line amounted to $11,088,600 at December 31, 2014.

The above agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. The Company was in compliance with all significant debt covenants for the year ended December 31, 2014.

The following table presents certain information regarding the Company’s warehouse lines of credit at December 31, 2014 by remaining maturity:

	December 31, 2014
	Balance	Weighted Average Rate
Warehouse lines of credit maturing within
30 days or less	$21,210,431	2.47%
Greater than 180 days to 1 year	57,118,533	2.46
Greater than 1 year	11,088,600	2.92
Total/weighted average	$89,417,564	2.52%

10. Loan Repurchase Facilities

The Loan Repurchase Facilities are used to fund purchases of the following mortgage loans held for investment:

Loan Repurchase Facility for Distressed and Re-Performing Loans

The Company entered into a master repurchase agreement with Citibank, N.A (the “Citi Loan Repurchase Facility”) on May 30, 2013 to fund its distressed and re-performing loan portfolio with a borrowing capacity of $250.0 million, and was committed for a period of 364 days from inception. On March 27, 2014, the Company entered into an amendment of the Citi Loan Repurchase Facility providing it with an additional $75.0 million of uncommitted borrowing capacity for a total borrowing capacity of $325.0 million. On May 23, 2014 the Company entered into an amendment with Citi extending the termination date of the facility to May 22, 2015. The obligations are fully guaranteed by the Company. The Citi Loan Repurchase Facility had an outstanding balance of $299,402,024 and $236,058,976 at December 31, 2014 and December 31, 2013, respectively.

Loan Repurchase Facility for Newly Originated Loans

The Company entered into a master repurchase agreement with Credit Suisse First Boston Mortgage Capital LLC (the “Credit Suisse Loan Repurchase Facility”) on August 14, 2014 to fund its newly originated loan portfolio with a borrowing capacity of $100.0 million, of which the entire $100.0 million is committed for a period of 364 days from inception. The obligations are fully guaranteed by the Company. The Credit Suisse Loan Repurchase Facility had an outstanding balance of $690,269 at December 31, 2014.

The principal amount paid by the lenders under the Loan Repurchase Facilities for the Trust Certificates, which represent interests in residential mortgage loans, is based on (i) in the case of the Citi Loan Repurchase Facility, a percentage of the lesser of the market value or the unpaid principal balance of such mortgage loans backing the Trust Certificates and (ii) in the case of the Credit Suisse Loan Repurchase Facility, a percentage of the lesser of the market value, the unpaid principal balance or the acquisition price of such mortgage loans backing the Trust Certificates. Upon the Company’s repurchase of a Trust Certificates sold to the lenders under the Loan Repurchase Facilities, the Company is required to repay the lenders a repurchase amount based on the purchase price plus accrued interest. The Company is also required to pay the lenders a commitment fee for the Loan Repurchase Facilities, as well as certain other administrative costs and expenses in connection with the lenders’ structuring, management and ongoing administration of the Loan Repurchase Facilities. The commitment fees are included in interest expense in the consolidated statements of operations.

The Loan Repurchase Facilities contain margin call provisions that provide the lenders with certain rights in the event of a decline in the market value of the mortgage loans backing the purchased Trust Certificates, subject to a floor amount. Under these provisions, the lenders may require the Company to transfer cash sufficient to eliminate any margin deficit resulting from such a decline.

The following table presents certain information regarding the Company’s Loan Repurchase Facilities at December 31, 2014 and December 31, 2013, by remaining maturity:

	December 31, 2014		December 31, 2013
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Loan Repurchase Facilities borrowings maturing within
91-180 days	$299,402,024	2.92%	$236,058,976	2.92%
Greater than 180 days to 1 year	690,269	2.46%	—	—
Total/weighted average	$300,092,293	2.92%	$236,058,976	2.92%

The following table presents information with respect to the Company’s posting of mortgage loan collateral for the Loan Repurchase Facilities at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Loan Repurchase Facilities secured by mortgage loans held for investment	$300,092,293	$236,058,976
Fair value of Trust Certificates pledged as collateral under Loan Repurchase Facilities	415,814,067	331,522,165
Fair value of mortgage loans not pledged as collateral under Loan Repurchase Facilities	145,771	263,377
Cash pledged as collateral under Loan Repurchase Facilities	—	—
Unused Amount(1)	124,907,707	13,941,024

(1)	The amount the Company is able to borrow under the Loan Repurchase Facilities is tied to the fair value of unencumbered Trust Certificates eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the collateral sold.

The following table presents additional information with respect to the Loan Repurchase Facilities:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Weighted average interest rate	3.11%	2.92%
Average unpaid principal balance of loans sold under agreements to repurchase	$193,332	$273,786
Maximum daily amount outstanding	$310,575,669	$242,099,994
Total interest expense	$8,906,849	$3,612,167

The Company did not have any loan repurchase facilities during the year ended December 31, 2012.

11. Securities Repurchase Agreements

Repurchase agreements related to real estate securities and Other Investment Securities involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Repurchase agreements related to real estate securities and Other Investment Securities entered into by the Company are accounted for as financings and require the repurchase of the transferred securities at the end of each arrangement’s term, typically 30 to 90 days. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security paydown factors, the lender requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparty in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. Under the terms of the Company’s master repurchase agreements related to real estate securities and Other Investment Securities, the counterparty may sell or re-hypothecate the pledged collateral.

The following table presents certain information regarding the Company’s securities repurchase agreements at December 31, 2014 and December 31, 2013 by remaining maturity and collateral type:

	December 31, 2014				December 31, 2013
	Non-Agency RMBS		Other Investment Securities		Non-Agency RMBS
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Securities repurchase agreements maturing within
30 days or less	$101,553,292	1.57%	$1,460,813	1.66%	$121,913,678	1.90%
31-60 days	—	—	—	—	6,415,000	1.84
61-90 days	—	—	—	—	10,263,000	1.85
Total/weighted average	$101,553,292	1.57%	$1,460,813	1.66%	$138,591,678	1.89%

Although securities repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or cash to fund margin calls.

The following table presents information with respect to the Company’s posting of collateral under its securities repurchase agreements at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Securities repurchase agreements secured by non-Agency RMBS	$101,553,292	$138,591,678
Securities repurchase agreements secured by Other Investment Securities	1,460,813	—
Fair value of non-Agency RMBS pledged as collateral	135,779,193	183,722,511
Fair value of Other Investment Securities pledged as collateral	2,040,532	—
Fair value of non-Agency RMBS not pledged as collateral	12,806,540	42,432,710
Fair value of Other Investment Securities not pledged as collateral	—	—
Cash pledged as collateral	684,256	1,360,528

12. 8.0% Exchangeable Senior Notes due 2016

On November 25, 2013, the Operating Partnership issued the Exchangeable Senior Notes with an aggregate principal amount of $57.5 million. The Exchangeable Senior Notes were issued pursuant to an Indenture, dated November 25, 2013, between the Company, as guarantor, the Operating Partnership and U.S. Bank National Association, as trustee. The sale of the Exchangeable Senior Notes generated net proceeds of approximately $55.3 million. Aggregate estimated offering expenses in connection with the transaction, including the initial purchasers’ discount of approximately $1.7 million, were approximately $2.2 million. The unamortized discount as of December 31, 2014 and December 31, 2013 was $2.0 million and $3.0 million, respectively.

The Exchangeable Senior Notes bear interest at a rate of 8.0% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2014. The effective interest rate of the Exchangeable Senior Notes, which is equal to the stated rate of 8.0% plus the amortization of the original issue discount and associated costs, is 10.2%. For the years ended December 31, 2014 and December 31, 2013, the interest incurred on this indebtedness was $5.7 million and $0.6 million, respectively. The Exchangeable Senior Notes will mature on November 15, 2016 (the “Maturity Date”), unless previously exchanged or repurchased in accordance with their terms. The Exchangeable Senior Notes are the Company’s senior unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Exchangeable Senior Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The Exchangeable Senior Notes are exchangeable for shares of the Company’s common stock or, to the extent necessary to satisfy NYSE listing requirements, cash, at the applicable exchange rate at any time prior to the close of business on the scheduled trading day prior to the Maturity Date. The Company may not elect to issue shares of common stock upon exchange of the Exchangeable Senior Notes to the extent such election would result in the issuance of 20% or more of the common stock outstanding immediately prior to the issuance of the Exchangeable Senior Notes (or 1,779,560 or more shares).

As a result of the NYSE related limitation on the use of share-settlement for the full conversion option, the embedded conversion option does not qualify for equity classification and instead is separately valued and accounted for as a derivative liability. The initial value allocated to the derivative liability was $1.3 million, which represents a discount to the debt to be amortized through interest expense using the effective interest method through the Maturity Date. During each reporting period, the derivative liability is marked to fair value through earnings. At December 31, 2014 and December 31, 2013, the derivative liability had a fair value of $1.0 million and $1.5 million, respectively.

The exchange rate was initially 52.5417 shares of common stock per $1,000 principal amount of Exchangeable Senior Notes (equivalent to an initial exchange price of approximately $19.03 per share of common stock). The exchange rate will be subject to adjustment for certain events, including for regular quarterly dividends in excess of $0.50 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the exchange rate will be increased but will in no event exceed 60.4229 shares of common stock per $1,000 principal amount of Exchangeable Senior Notes. The exchange rate was adjusted on December 27, 2013 to 54.3103 shares of common stock per $1,000 principal amount of Exchangeable Senior Notes pursuant to the Company’s special dividend of $0.55 per share of common stock and OP unit declared on December 19, 2013.

The Company does not have the right to redeem the Exchangeable Senior Notes prior to the Maturity Date, except to the extent necessary to preserve its qualification as a REIT for U.S. federal income tax purposes. No sinking fund is provided for the Exchangeable Senior Notes. In addition, if the Company undergoes certain corporate events that constitute a “fundamental change,” the holders of the Exchangeable Senior Notes may require the Company to repurchase for cash all or part of their Exchangeable Senior Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

13. Derivative Instruments

Interest Rate Swap and Swaption Agreements

To help mitigate exposure to higher short-term interest rates, the Company uses currently-paying and forward-starting, three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements. Additionally, the Company enters into interest rate swaption agreements which gives the Company the right, but not the obligation, to enter into a previously agreed upon swap contract on a future date. If exercised the Company will enter into an interest rate swap agreement and is obligated to pay a fixed rate of interest and receive a floating rate of interest. These swap agreements establish an economic fixed rate on related borrowings because the variable-rate payments received on the interest rate swap agreements largely offset interest accruing on the related borrowings, leaving the fixed-rate payments to be paid on the interest rate swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including changes in spreads between variable rates on the interest rate swap agreements and actual borrowing rates.

The Company’s interest rate swap agreements and interest rate swaption agreement have not been designated as hedging instruments.

LPCs

The Company enters into LPCs as a means to avoid interest rate risk. The LPCs are pursuant to Master Loan Purchase Agreements with approved, third party residential loan originators to purchase residential loans, which meet the guidelines established by the Company, at a future date. LPCs provide that loans acceptable to the Company be delivered if and when they close and are subject to “pair off” fees if the loans are not delivered by the seller.

IRLCs

The Company enters into IRLCs to originate residential mortgage loans held for sale, at specified interest rates and within a specified period of time (generally between 30 and 90 days), with customers who have applied for a loan and meet certain credit and underwriting criteria.

MBS Forward Sales Contracts and TBA Securities

Mortgage Banking Segment

The Company manages the interest rate price risk associated with its outstanding IRLCs and mortgage loans held for sale by entering into derivative loan instruments such as MBS forward sales contracts, some of which are TBA securities. The Company expects these derivatives will experience changes in fair value opposite to changes in fair value of the IRLCs and mortgage loans held for sale, thereby reducing earnings volatility. The Company takes into account various factors and strategies in determining the portion of the interest lock commitments and mortgage loans held for sale it wants to economically hedge.

Mortgage Loans Held for Investment Segment

The Company may, and has in the past, entered into TBA contracts as a means of acquiring exposure to Agency RMBS and may, from time to time, utilize TBA dollar roll transactions to finance Agency RMBS purchases. The Company may also enter into TBA contracts as a means of hedging against short-term changes in interest rates. The Company may choose, prior to settlement, to move the settlement of these securities to a later date by entering into an offsetting position (referred to as a “pair off”), settling the paired off positions against each other for cash, and simultaneously entering into a similar TBA contract for a later settlement date, which is commonly and collectively referred to as a “dollar roll” transaction. The Company accounts for its TBA contracts as derivative instruments due to the fact that it does not intend to take physical delivery of the securities.

The Company had no exposure to TBA contracts at any time during the year ended December 31, 2014. During the year ended December 31, 2013, the Company paired off purchases of TBA securities with a combined notional amount of $643.0 million by entering into simultaneous sales of TBA securities and realized losses of $4.2 million and recognized a change in unrealized gains or losses of $0.5 million as a result. At December 31, 2014 and December 31, 2013, the Company did not have any TBA contracts outstanding.

Conversion Option – 8% Exchangeable Senior Notes Due 2016

Changes in the fair value of the conversion option derivative related to the Exchangeable Senior Notes are recorded through earnings.

Derivative Instruments

The following table summarizes information related to derivative instruments at December 31, 2014 and December 31, 2013:

Non-hedge derivatives	December 31, 2014	December 31, 2013

Notional amount of interest rate swaption	$225,000,000	$—
Notional amount of interest rate swaps	17,200,000	17,200,000
LPCs (Principal balance of underlying loans)	1,905,700	—
IRLCs (Principal balance of underlying loans)	118,486,590	—
MBS forward sales contracts	154,000,000	—

The notional amount is not representative of the maximum exposure to the Company.

The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at December 31, 2014 and December 31, 2013:

Derivative instruments	Designation	Balance Sheet Location	December 31, 2014	December 31, 2013
Interest rate swaption	Non-hedge	Derivative assets, at fair value	$—	$—
Interest rate swaps	Non-hedge	Derivative (liabilities)/assets, at fair value	(860,553)	284,454
Exchangeable Senior Notes conversion option	Non-hedge	Derivative liabilities, at fair value	(1,022,248)	(1,471,607)
LPCs	Non-hedge	Derivative assets, at fair value	4,037	—
IRLCs	Non-hedge	Derivative assets, at fair value	2,481,063	—
MBS forward sales contracts	Non-hedge	Derivative liabilities, at fair value	(702,383)	—

The following table summarizes gains and losses related to derivatives:

Non-hedge derivatives	Income Statement Location	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Interest rate swaption	Gain/(loss) on derivative instruments	$(4,803,750)	$—	$—
Interest rate swaps	Gain/(loss) on derivative instruments	(1,571,371)	10,548,012	(1,171,219)
Exchangeable Senior Notes conversion option	Gain/(loss) on derivative instruments	449,359	(147,201)	—
TBAs	Gain/(loss) on derivative instruments	—	(4,785,996)	—
LPCs	Gain/(loss) on derivative instruments	4,037	—	—
IRLCs	Mortgage banking activities, net	(221,891)	—	—
MBS forward sales contracts	Mortgage banking activities, net	410,411	—	—

The following table presents information about the Company’s interest rate swaption agreement at December 31, 2014:

Swaption Expiration	Notional Amount	Strike Rate	Swap Maturity
2015	$225,000,000	3.64%	2025

The credit support annex provisions of the Company’s interest rate swaption agreement allow the parties to mitigate their credit risk by requiring the party which is out of the money to post collateral.

Restricted cash included $4.9 million of cash pledged as collateral against an interest rate swaption agreement at December 31, 2014. At December 31, 2014, all collateral provided under this agreement consisted of cash collateral.

The following tables present information about the Company’s interest rate swap agreements at December 31, 2014 and December 31, 2013:

December 31, 2014

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2023	$17,200,000	2.72%	0.23%	8.6
Total/Weighted average	$17,200,000	2.72%	0.23%	8.6

December 31, 2013

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2023	$17,200,000	2.72%	0.24%	9.6
Total/Weighted average	$17,200,000	2.72%	0.24%	9.6

The Company’s interest rate swap agreements contain legally enforceable provisions that allow for netting or setting off of all individual interest rate swap receivables and payables with each respective counterparty and, therefore, the fair value of those interest rate swap agreements are netted. The credit support annex provisions of the Company’s interest rate swap agreements allow the parties to mitigate their credit risk by requiring the party which is out of the money to post collateral.

Restricted cash included $1.6 million and $0.8 million, respectively, of cash pledged as collateral against interest rate swap agreements. At December 31, 2014 and December 31, 2013, all collateral provided under these agreements consisted of cash collateral.

14. Mortgage Banking Activities

The following table presents the components of mortgage banking activities, net, recorded in the Company’s consolidated statement of operations for the year ended December 31, 2014:

Gain on sale of mortgage loans held for sale, net of direct costs	$5,344,361
Provision for loan indemnification	(118,895)
Loan origination fee income	213,540
Total	$5,439,006

15. Loan Indemnification Reserve

The Company has established a liability for potential losses related to these representations and warranties with a corresponding provision recorded for loan losses. The liability is included in accounts payable and other liabilities in the Company’s consolidated balance sheets and the provision is included in mortgage banking activities, net in the Company’s consolidated statements of operations. In assessing the adequacy of the liability, management evaluates various factors including actual losses on repurchases and indemnifications during the period, historical loss experience, known delinquent and other problem loans, and economic trends and conditions in the industry. Actual losses incurred are reflected as charge-offs against the reserve liability.

The activity in the loan indemnification reserve is as follows for the year ended December 31, 2014 is as follows:

Balance at the date of acquisition	$2,560,907
Loan losses incurred	—
Provision for losses	101,255
Balance at end of year	$2,662,162

Because of the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. At December 31, 2014, the reasonably possible loss above our recorded loan indemnification reserve was not considered material.

16. Income Taxes

For the years ended December 31, 2014, 2013, 2012 and 2011, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, does not engage in prohibited transactions, and maintains its intended qualification as a REIT. The majority of States also recognize the Company’s REIT status.

The Company has made separate joint elections with three of its subsidiaries, ZFC Funding TRS, ZFC Trust TRS and Honeybee TRS to treat such subsidiaries as taxable REIT subsidiaries (the “TRS entities”). The Company’s TRS entities file separate tax returns and are taxed as standalone U.S. C-Corporations for U.S. income tax purposes.

The following table summarizes the tax provision (benefit) recorded at the TRS entity level for the year ended December 31, 2014 and December 31, 2013. For the year ended December 31, 2013, the Company did not have any significant activity in the TRS entities which generated taxable income; therefore no provision for federal income taxes has been made in the accompanying consolidated financial statements.

Provision for Income Taxes

Year ended December 31,
	2014	2013
Current provision for income taxes
Federal	$—	$—
State	—	—
Total current provision (benefit) for income taxes	—	—

	Year ended December 31,
	2014	2013
Deferred provision for income taxes
Federal	(677,780)	—
State	(173,216)	—
Total deferred provision (benefit) for income taxes	(850,996)	—

Total provision (benefit) for income taxes	$(850,996)	$—

The following is a reconciliation of the statutory federal and state rates to the effective rates for the year ended December 31, 2014 and December 31, 2013.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	Year ended December 31,
	2014	2013
Tax expense (benefit) at statutory rate	35.00%	35.00%
State Tax (Net of Federal Benefit)	(0.82%)	0.00%
Permanent differences	0.03%	0.00%
Valuation Allowance	2.31%	0.00%
Benefit of REIT Dividend paid deduction	(39.46%)	(35.00%)
Effective Tax Rate	(2.94%)	0.00%

The Company’s effective tax rate differs from its statutory tax rate primarily due to the deduction of dividend distributions required to be paid under Code section 857(a).

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. The Company determines the extent to which realization of the deferred assets is not assured and establish a valuation allowance accordingly. The Company’s estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations. The deferred tax assets and liabilities reported below relate solely to the TRS entities.

For the year ended December 31, 2014, the Company had activity in the TRS entities which resulted in a deferred tax asset of $850,996 (after establishing a partial valuation allowance), related to net operating losses and future deductible amounts for tax purposes. Realization of the Company’s deferred tax assets at December 31, 2014, is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. Such amount is included in other assets in the Company’s consolidated balance sheets.

For the year ended December 31, 2013, the Company had activity in the TRS entities which resulted in a deferred tax asset of $43,473, related to net operating losses and future deductible amounts for tax purposes. A full valuation allowance had been established with respect to taxes at the date of the consolidated balance sheet for the year ended December 31, 2013 for the deferred tax asset.

Components of the Company’s net deferred tax assets and liabilities at December 31, 2014 and December 31, 2013 are presented in the following table:

Deferred Tax Assets (Liabilities)

	Year ended December 31,
	2014	2013
Deferred tax assets
Tax effect of unrealized losses and other temporary differences	$1,207,520	$—
Net operating loss carryforward	673,052	43,473
Total deferred tax assets	1,880,572	43,473

Deferred tax liabilities

	Year ended December 31,
	2014	2013
Tax effect of unrealized gains and other temporary differences	(357,663)	—
Total deferred tax liabilities	(357,663)	—
Valuation allowance	671,913	43,473

Total Deferred Tax Assets, net of Valuation Allowance	$850,996	$—

The Company evaluates uncertain income tax positions when applicable. Based upon its analysis of tax positions, the Company concluded that there are no significant uncertain tax positions that meet the recognition or measurement criteria at either December 31, 2014 or December 31, 2013. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in the Company’s consolidated financial statements.

17. Earnings Per Share

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Numerator:
Net income/(loss) attributable to ZAIS Financial Corp. common stockholders (Basic)	$26,741,970	$6,657,728	$19,433,802
Effect of dilutive securities:
Net income allocated to non-controlling interests	3,109,760	880,358	362,324
Exchangeable Senior Notes
Interest expense	3,240,561	—	—
Gain on derivative instruments	(256,068)	—	—
Total – Exchangeable Senior Notes	2,984,493	—	—
Net income/(loss) available to stockholders, after effect of dilutive securities	$32,836,223	$7,538,086	$19,796,126
Denominator:
Weighted average number of shares of common stock	7,970,886	7,273,366	2,724,252
Effect of dilutive securities:
Weighted average number of OP units	926,914	926,914	49,593
Weighted average number of shares convertible under Exchangeable Senior Notes	1,779,560	—	—
Diluted weighted average shares outstanding	10,677,360	8,200,280	2,773,845
Net income per share applicable to ZAIS Financial Corp. common stockholders – Basic	$3.35	$0.92	$7.13
Net income per share applicable to ZAIS Financial Corp. common stockholders – Diluted	$3.08	$0.92	$7.13

18. Related Party Transactions

ZAIS REIT Management, LLC

The Company is externally managed and advised by the Advisor, a subsidiary of ZAIS. Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis including, among other responsibilities, (i) the origination, selection, purchase and sale of the Company’s portfolio of assets, (ii) arranging the Company’s financing activities and (iii) providing the Company with advisory services.

The Company pays to its Advisor an advisory fee, calculated and payable quarterly in arrears, equal to 1.5% per annum of the Company’s stockholders’ equity, as defined in the amended and restated investment advisory agreement between the Company and the Advisor, as amended from time to time (the “Investment Advisory Agreement”). Prior to the Company’s IPO, the advisory fee paid to the Advisor was calculated based on the Company’s net asset value, as set forth in the Investment Advisory Agreement. The Advisor may be paid or reimbursed for the documented cost of its performing certain services for the Company, which may include legal, accounting, due diligence tasks and other services, that outside professionals or outside consultants otherwise would perform, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis. In addition, the Company may be required to pay its portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Advisor and its affiliates required for the Company’s operations. To date, the Advisor has not sought reimbursement for the services and expenses described in the two preceding sentences. The Company is also required to pay directly, or reimburse the Advisor for, products and services, including hardware and software, provided by third parties, other than those operating expenses required to be borne by the Advisor under the Investment Advisory Agreement. The Advisor has in the past also declined full reimbursement for the costs of such products and services. In the future, however, the Advisor may seek reimbursement for all of the services, cost and expenses described in this paragraph, as a result of which the total expenses and the expense ratio of the Company may increase.

After an initial three-year term, the Advisor may be terminated annually upon the affirmative vote of at least two-thirds of the Company’s independent directors or by a vote of the holders of at least two-thirds of the outstanding shares of the Company’s common stock based upon (i) unsatisfactory performance by the Advisor that is materially detrimental to the Company or (ii) a determination that the advisory fees payable to the Advisor are not fair, subject to the Advisor’s right to prevent such termination due to unfair fees by accepting a reduction of advisory fees agreed to by at least two-thirds of the Company’s independent directors. Additionally, upon such a termination without cause, the Investment Advisory Agreement provides that the Company will pay the Advisor a termination fee equal to three times the average annual advisory fee earned by the Advisor during the prior 24-month period immediately preceding such termination, calculated as of the end of the most recently completed fiscal year before the date of termination.

For the years ended December 31, 2014, 2013 and 2012, the Company incurred $2.9 million, $2.6 million and $0.9 million in advisory fee expense, respectively. At December 31, 2014, $0.7 million in advisory fee expense was included in accounts payable and other liabilities in the Company’s consolidated balance sheet. The advisory fee was calculated and payable as set forth above.

On August 11, 2014, the Company amended its Investment Advisory Agreement to provide that the Company shall pay its Advisor a loan sourcing fee quarterly in arrears in lieu of any payments or reimbursements that would otherwise be due to the Advisor or its affiliates pursuant to Investment Advisory Agreement for loan sourcing services provided. The loan sourcing fee is equal to 0.50% of the principal balance of newly originated residential mortgage loans sourced by the Advisor or its affiliates through its conduit program and acquired by the Company’s subsidiaries. For the year ended December 31, 2014, the Company incurred loan sourcing fees of $3,835. Such amount is included in “Advisory fee – related party” in the Company’s consolidated statements of operations.

On September 17, 2014, HF2 Financial Management Inc. (“HF2 Financial”), a special purpose acquisition company, announced that it entered into a definitive agreement to acquire a majority equity interest in ZAIS Group Parent, LLC (“ZGP”). ZGP is the sole member of ZAIS. The HF2 Financial transaction is scheduled to close in on March 17, 2015. The current owners of ZGP will not receive any proceeds at the closing of the transaction and will retain a significant equity stake in ZGP. Following the transaction, ZAIS’s current management team will continue to lead the combined organization.

During the normal course of business GMFS provides a variety of services to related parties including accounting, technology and due diligence services. For the period from the date of acquisition to December 31, 2014, GMFS received $1,200, from the related parties, which are included in other income in the Company’s consolidated statements of operations. GMFS has $1,200 due from related parties at December 31, 2014 which are included in other assets in the Company’s consolidated balance sheets.

19. Stockholders’ Equity

Common Stock

The holders of shares of the Company’s common stock are entitled to one vote per share on all matters voted on by common stockholders, including election of the Company’s directors. The Company’s charter does not provide for cumulative voting in the election of directors.

Therefore, the holders of a majority of the outstanding shares of the Company’s common stock can elect its entire board of directors. Subject to any preferential rights of any outstanding series of preferred stock, the holders of shares of the Company’s common stock are entitled to such distributions as may be authorized from time to time by the Company’s board of directors out of legally available funds and declared by the Company and, upon liquidation, are entitled to receive all assets available for distribution to stockholders. Holders of shares of the Company’s common stock do not have preemptive rights. This means that stockholders do not have an automatic option to purchase any new shares of common stock that the Company issues. In addition, stockholders only have appraisal rights under circumstances specified by the Company’s board of directors or where mandated by law.

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

Common Stock Repurchase

In January 2013, the Company’s agreement with one of its stockholders to repurchase 515,035 shares of common stock was amended to require the Company to repurchase only 265,245 shares of the Company’s common stock. The amended repurchase amount was approximately $5.8 million which was predominantly paid to such stockholder during the three months ended March 31, 2013 with the remaining amount paid during the three months ended June 30, 2013.

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

Dividends and Distributions

During the years ended December 31, 2012, 2013 and 2014, the Company declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount per Share

Year ended December 31, 2012:
May 1, 2012	May 1, 2012	May 15, 2012	$0.51
June 5, 2012	June 5, 2012	June 21, 2012	$0.57
October 22, 2012	October 22, 2012	October 29, 2012	$0.89
November 29, 2012	November 29, 2012	December 6, 2012	$0.98
December 19, 2012	December 19, 2012	December 26, 2012	$1.16
Year ended December 31, 2013:
May 14, 2013	May 24, 2013	May 31, 2013	$0.22
June 25, 2013	July 9, 2013	July 23, 2013	$0.45
September 18, 2013	September 30, 2013	October 11, 2013	$0.50
December 19, 2013(1)	December 31, 2013	January 15, 2014	$0.95
Year ended December 31, 2014:
March 20, 2014	March 31, 2014	April 14, 2014	$0.40
June 18, 2014	June 30, 2014	July 15, 2014	$0.40
September 18, 2014	September 30, 2014	October 15, 2014	$0.40
December 19, 2014	December 31, 2014	January 15, 2015	$0.40

(1)	Comprised of a regular cash dividend of $0.40 per share of common stock and OP unit for the quarter ending December 31, 2013, and an additional special cash dividend of $0.55 per share of its common stock and OP unit. The Company declared the special cash dividend to distribute taxable income from 2013 attributable to the termination of interest rate swap contracts.

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

On January 18, 2012 the Company completed a private placement of 133 shares of its 12.5% Series A Cumulative Non-Voting Preferred Stock (the “Series A Preferred Stock”) raising net proceeds of $115,499, net of $17,501 in offering fees.

On February 15, 2013, the Company redeemed all 133 shares of its 12.5% Series A Preferred Stock outstanding for an aggregate redemption price, including preferred dividend, of $148,379.

20. Non-controlling Interests

Non-controlling interests included in the Company’s consolidated financial statements consist of the following:

Operating Partnership

Non-controlling interests in the Operating Partnership relate to OP units in the Operating Partnership held by parties other than the Company.

Certain investors own OP units in the Operating Partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company’s option, calculated as follows: one share of the Company’s common stock, or cash equal to the fair value of a share of the Company’s common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interest in the Operating Partnership is reduced and the Company’s equity is increased. At December 31, 2014 and December 31, 2013, the non-controlling interest OP unit holders owned 926,914 OP units, or 10.4% of the OP Units issued by the Operating Partnership.

21. Commitments and Contingencies

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

Litigation

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any contingencies that would require accrual or disclosure in the consolidated financial statements at December 31, 2014 or December 31, 2013.

Commitments to Originate Loans

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change, and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the mortgagor does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans approximated $117.7 million for the year ended December 31, 2014.

Leases

The Company leases office space for use in its mortgage banking operations in connection under a non-cancelable operating lease. The lease provides that the Company pays taxes, maintenance, insurance, and other occupancy expenses applicable to the leased premises. The lease contains three five-year renewal options at the then existing market rates. The Company also leases equipment under various short-term rental agreements. The Company incurred rent expense for the year ended December 31, 2014 of $122,986. Such amount is included in operating expenses in the Company’s consolidated statements of operations. The Company did not incur any rent expense for the years ended December 31, 2013 or December 31, 2012.

The Company sub-leases a portion of its office space and furniture and fixtures contained therein to two entities (one related and one unrelated). The Company received total sub-lease income for the year ended December 31, 2014 of $45,861. Such amount is included in other income in the Company’s consolidated statements of operations. The Company did not have any sublease income for the years ended December 31, 2013 or December 31, 2012.

At December 31, 2014, the future minimum rental payments for the next five years and thereafter are as follows:

2015	$639,523
2016	455,351
2017	385,075
2018	385,075
2019	410,515
Thereafter	$2,275,539

Regulatory Net Worth Requirements

The Company is subject to various regulatory capital requirements administered by HUD, which governs non-supervised, direct endorsement mortgagees, and Ginnie Mae, which governs issuers of Ginnie Mae securities. Additionally, the Company is required to maintain minimum net worth requirements for many of the states in which it sells and services loans. Each state has its own minimum net worth requirements, up to $1 million, depending on the state.

Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary remedial actions by regulators that, if undertaken, could (i) remove the Company’s ability to sell and service loans to or on behalf of the GSEs and (ii) have a direct material effect on the Company’s consolidated financial statements. In accordance with the regulatory capital guidelines, the Company must meet specific quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Further, changes in regulatory and accounting standards, as well as the impact of future events on the Company’s results, may significantly affect the Company’s net worth adequacy.

The Company met all minimum net worth requirements to which it was subject for the year ended December 31, 2014. The Company’s required and actual net worth amounts at December 31, 2014 are presented in the following table:

	Net Worth	Net Worth Required
HUD	$52,545,673	$2,500,000
Ginnie Mae	52,545,673	5,007,700
Fannie Mae	52,548,259	6,577,547
Freddie Mac	52,548,259	3,143,262
Various States	52,548,259	0 - 1,000,000

22. Counterparty Risk and Concentration

Counterparty risk is the risk that counterparties may fail to fulfill their obligations, including their inability to post additional collateral in circumstances where their pledged collateral value becomes inadequate. The Company attempts to manage its exposure to counterparty risk through diversification, use of financial instruments and monitoring the creditworthiness of counterparties.

The Company finances the acquisition of a significant portion of its residential mortgage loans held for investment, RMBS and Other Investment Securities with repurchase agreements. Additionally, the Company finances a significant portion of its mortgages held for sale with its warehouse lines of credit and repurchase agreements. In connection with these financing arrangements, the Company pledges its residential mortgage loans and securities as collateral to secure the borrowings. The amount of collateral pledged will typically exceed the amount of the borrowings (i.e., the haircut) such that the borrowings will be over-collateralized. As a result, the Company is exposed to the counterparty if, during the term of the repurchase agreement financing, a lender should default on its obligation and the Company is not able to recover its pledged assets. The amount of this exposure is the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to the lender including accrued interest receivable on such collateral.

As explained in the notes above, while the Company engages in warehouse and repurchase financing activities with several financial institutions, the Company maintains custody accounts with two custodians which hold operating cash accounts and also maintains separate cash accounts with each of its warehouse lenders at December 31, 2014. There is no guarantee that these custodians will not become insolvent. While there are certain regulations that seek to protect customer property in the event of a failure, insolvency or liquidation of a custodian, there is no certainty that the Company would not incur losses due to its assets being unavailable for a period of time in the event of a failure of a custodian that has custody of the Company’s assets. Although management monitors the credit worthiness of its custodians, such losses could be significant and could materially impair the ability of the Company to achieve its investment objective.

In the normal course of business, companies in the mortgage banking industry encounter certain economic and regulatory risks. Economic risks include interest rate risk and credit risk. The Company is subject to interest rate risk to the extent that in a rising interest rate environment, the Company may experience a decrease in loan production, as well as decreases in the value of mortgage loans held for sale and in commitments to originate loans, which may negatively impact the Company’s operations. Credit risk is the risk of default that may result from the borrowers’ inability or unwillingness to make contractually required payments during the period in which loans are being held for sale.

The Company sells loans to investors without recourse. As such, the investors have assumed the risk of loss or default by the borrower. However, the Company is usually required by these investors to make certain standard representations and warranties relating to credit information, loan documentation and collateral. To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase the loans or indemnify these investors for any losses from borrower defaults. In addition, if loans pay-off within a specified time frame, the Company may be required to refund a portion of the sales proceeds to the investors.

The Company’s business requires substantial cash to support its operating and investing activities. As a result, the Company is dependent on its warehouse lines of credit, repurchase facilities and other financing facilities in order to finance its continued operations and investments. If the Company’s principal lenders decided to terminate or not to renew any of these credit facilities with the Company, the loss of borrowing capacity could have a material adverse impact on the Company’s consolidated financial statements unless the Company found a suitable alternative source.

MSRs are subject to substantial interest rate risk and the value of MSRs generally tend to diminish in periods of declining interest rates as borrowers can prepay the mortgage notes underlying the MSRs. MSRs increase in periods of rising interest rates (as prepayments decrease). Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics.

23. Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset in the Company’s consolidated balance sheets at December 31, 2014 and December 31, 2013:

Offsetting of Assets

	Gross	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Amounts of Recognized Assets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received(1)	Net Amount
December 31, 2014
Interest rate swaption	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—
December 31, 2013
Interest rate swap agreements	$396,068	$(111,614)	$284,454	$—	$—	$284,454
Total	$396,068	$(111,614)	$284,454	$—	$—	$284,454

(1)	At December 31, 2014, the Company pledged $4,886,011 of cash collateral in relation to its interest rate swaption; with the total net counterparty exposure for this position totaling $4,886,011. At December 31, 2013, the Company pledged $767,708 of cash collateral in relation to its interest rate swap agreements; with the total net counterparty exposure for this position totaling $1,052,162.

Offsetting of Liabilities

		Gross Amounts	Net Amounts of Liabilities	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Offset in the Consolidated Balance Sheets	Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2014
Loan Repurchase Facilities	$300,092,293	$—	$300,092,293	$(300,092,293)	$—	$—
Securities repurchase agreements	103,014,105	—	103,014,105	(102,329,849)	(684,256)	—
Warehouse lines of credit	89,417,564	—	89,417,564	(89,417,564)	—	—
Interest rate swap agreements	860,553	—	860,553	(860,553)	—	—
Total	$493,384,515	$—	$493,384,515	$(492,700,259)	$(684,256)	$—
December 31, 2013
Loan Repurchase Facilities	$236,058,976	$—	$236,058,976	$(236,058,976)	$—	$—
Securities repurchase agreements	138,591,678	—	138,591,678	(137,231,150)	(1,360,528)	—
	$374,650,654	$—	$374,650,654	$(373,290,126)	$(1,360,528)	$—

24. Employee Benefit Plan

The Company has a 401(k) profit sharing plan covering substantially all GMFS employees. Employees may contribute amounts as allowable by IRS and plan limitations. The Company may make discretionary matching and non-elective contributions. The Company made contributions to the plan totaling $69,719 for the year ended December 31, 2014. Such amount is included in salaries, commissions and benefits in the Company’s consolidated statements of operations.

25. Segment Information

In 2013 and 2012 the Company operated as one operating segment. Subsequent to the acquisition of GMFS, the Company operates in two operating segments: residential mortgage loan investments and residential mortgage banking. These business segments have been identified based on the Company’s organizational and management structure. These segments are based on an internally-aligned segment structure, which is how the Company’s results are monitored and performance is assessed.

The residential mortgage loan investment segment includes a portfolio of mortgage loans which were either distressed, re-performing or newly originated. The residential mortgage loan investment segment’s financial items consist primarily of net interest income from whole loans and RMBS, changes in unrealized gains and losses from the valuation of the portfolio and realized gains and losses recognized upon the paydowns of mortgage loans and sales of RMBS.

The residential mortgage banking segment relates to the operations of the Company’s GMFS subsidiary which originates mortgage loans for subsequent sale as whole loans either servicing retained or released.

Each segment includes the operating and other expenses associated with the respective activities.

Segment contribution represents the measure of profit that management uses to assess the performance of its business segments and make resource allocation and operating decisions. Certain expenses not directly assigned or allocated to one of the two primary segments are included in the Corporate/Other column as reconciling items to the Company’s consolidated financial statements. These unallocated expenses primarily include interest expense on the Company’s Exchangeable Senior Notes and corporate operating expenses such as insurance, public company expenses, advisory fees, transaction costs and general and administrative expenses.

	Mortgage Loans Held for Investments	Mortgage Banking	Corporate/Other	Total
Interest income	$40,998,530	$594,217	$—	$41,592,747
Interest expense	11,451,687	121,194	5,686,664	17,259,545
Net interest income (expense)	29,546,843	473,023	(5,686,664)	24,333,202
Non-interest income	—	4,730,212	—	4,730,212
Change in unrealized gain or loss	19,090,520	—	—	19,090,520
Realized gain	5,762,254	—	—	5,762,254
Gain or (loss) on derivative instruments	(5,921,725)	—	—	(5,921,725)
Advisory fee – related party	3,835	143,674	2,706,387	2,853,896
Salaries, commissions and benefits	—	3,765,784	—	3,765,784
Operating expenses	251,305	1,089,640	6,521,363	7,862,308
Other expenses:
Expenses	2,180,113	—	—	2,180,113
Transaction costs relating to acquisition of GMFS	—	2,177,617	—	2,177,617
Depreciation and amortization	—	154,011	—	154,011
Total other expenses	2,180,113	2,331,628	—	4,511,741
Net income/(loss) before income taxes	46,042,639	(2,127,491)	(14,914,414)	29,000,734
Income tax benefit	—	850,996	—	850,996
Segment contribution / net income	$46,042,639	$(1,276,495)	$(14,914,414)	$29,851,730

Supplemental Disclosures:
Mortgage loans held for investment, at fair value	$415,959,838	$—	$—	$415,959,838
Mortgage loans held for investment, at cost	—	1,338,935	—	1,338,935
Mortgage loans held for sale	—	97,690,960	—	97,690,960
Real estate securities	148,585,733	—	—	148,585,733
Other investment securities	2,040,532	—	—	2,040,532
Mortgage servicing rights	—	33,378,978	—	33,378,978
Goodwill	—	16,512,680	—	16,512,680
Intangible assets	—	5,668,611	—	5,668,611
Total assets	596,553,227	194,700,643	1,144,735	792,398,605

26. Quarterly Results (Unaudited)

The following is a presentation of the quarterly results of operations for the years ended December 31, 2014 and 2013:

	For the Three Months Ended
	December 31, 2014 (1)	September 30, 2014	June 30, 2014	March 31, 2014
Total interest income	$10,267,875	$11,000,619	$10,831,220	$9,493,033
Total interest expense	4,447,530	4,491,678	4,416,385	3,903,952
Net interest income	5,820,345	6,508,941	6,414,835	5,589,081
Non-interest income	4,730,212	—	—	—
Total other gain/(loss)	(2,944,631)	(1,805,117)	22,688,696	992,101
Total expenses	8,239,984	3,424,026	3,231,396	4,098,323
Income tax benefit	850,996	—	—	—
Net income/(loss)	216,938	1,279,798	25,872,135	2,482,859
Net income/(loss) attributable to ZAIS Financial Corp. common stockholders	$194,337	$1,149,497	$23,173,931	$2,224,205
Net income/(loss) per share applicable to common stockholders – basic	$0.02	$.14	$2.91	$.28
Net income/(loss) per share applicable to common stockholders – diluted	$0.02	$.14	$2.47	$.28
Weighted average number of shares Basic	7,970,886	7,970,886	7,970,886	7,970,886
Diluted	8,897,800	8,897,800	10,677,360	8,897,800

(1)	On October 31, 2014 the Company, completed the acquisition of GMFS. The Company has recognized the revenues and earnings related to its investment in GMFS for the period from the acquisition date to December 31, 2014 which are reflected in its consolidated statements of operations.

	For the Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total interest income	$8,773,339	$8,273,444	$5,935,511	$3,436,033
Total interest expense	3,090,565	2,333,139	1,156,780	514,035
Net interest income	5,682,774	5,940,305	4,778,731	2,921,998
Total other gain/(loss)	6,033,137	1,172,969	(10,527,875)	1,155,515
Total expenses	2,715,456	2,965,082	1,819,733	2,103,818
Net income/(loss)	9,000,455	4,148,192	(7,568,877)	1,973,695
Net income/(loss) attributable to ZAIS Financial Corp. common stockholders	$8,062,847	$3,716,061	$(6,780,401)	$1,659,222
Net income/(loss) per share applicable to common stockholders – basic	$1.01	$.47	$(.85)	$.32
Net income/(loss) per share applicable to common stockholders – diluted	$.98	$.47	$(.85)	$.32
Weighted average number of shares Basic	7,970,886	7,970,886	7,970,886	5,142,053
Diluted	9,594,150	8,897,800	8,897,800	6,068,967

27. Subsequent Events

In February 2015, the Company amended its $45,000,000 master repurchase agreement, which provides financing for the Company’s origination of mortgage loans held for sale to extend the maturity to March 31, 2015.

In February 2015, the Company Amended its $35,000,000 warehouse line of credit, which provides financing for the Company’s acquisition of mortgage loans held for sale to increase the available borrowings to $50,000,000.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, the Company’s management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.

The Company acquired GMFS on October 31, 2014. As allowed under SEC guidance, management’s assessment of and conclusion regarding the design and effectiveness of internal control over financial reporting excluded the internal control over financial reporting of GMFS, which is relevant to the Company’s 2014 consolidated financial statements as of and for the year ended December 31, 2014. GMFS represents 19% and 27% of total and net assets, respectively, and 11% of total revenues of the Company as of and for the year ended December 31, 2014. The financial reporting systems of GMFS have not yet been integrated into the Company’s financial reporting systems and, as such, the Company did not have the practical ability to perform an assessment of GMFS’s internal controls over financial reporting in time for this current year-end. The Company’s management expects to complete the process of integrating GMFS internal control over financial reporting over the course of 2015.

Other than the GMFS acquisition, there have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information regarding the Company’s executive officers required by Item 401 of Regulation S-K is located under Part I, Item 1 within the caption “Executive Officers of the Company” of this Form 10-K.

The information regarding the Company’s directors and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement relating to its annual meeting of stockholders to be held on or about May 5, 2015 (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2014.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

The information regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

The information regarding certain matters pertaining to the Company’s corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

Item 11. Executive Compensation.

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

Item 14. Principal Accountant Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed as part of the report

The following documents are filed as part of this annual report on Form 10-K:

(1) Financial Statements:

The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 84 through 133 of this annual report on Form 10-K and are incorporated herein by reference. See Item 8, “Financial Statements and Supplementary Data,” filed herewith, for a list of financial statements.

(2) Financial Statement Schedule:

All financial statement schedules have been omitted because the required information is not applicable or deemed not material, or the required information is presented in the consolidated financial statements and/or in the notes to consolidated financial statements filed in response to Item 8 of this annual report on Form 10-K.

(3)	Exhibits Files:

3.1*	Articles of Amendment and Restatement of ZAIS Financial Corp., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

3.2*	Articles Supplementary of ZAIS Financial Corp., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

3.3*	Bylaws of ZAIS Financial Corp., incorporated by reference to Exhibit 3.3 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

4.1*	Specimen Common Stock Certificate of ZAIS Financial Corp., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

4.2*	Indenture, dated November 25, 2013, by and among ZAIS Financial Partners, L.P., ZAIS Financial Corp. and U.S. Bank National Association, including the form of 8.0% Exchangeable Senior Notes due 2016 and the related guarantee, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed November 25, 2013.

10.1*	Second Amended and Restated Investment Advisory Agreement, dated as of December 13, 2012, by and among ZAIS Financial Corp., ZAIS Financial Partners, L.P., ZAIS Asset I, LLC, ZAIS Asset II, LLC, ZAIS Asset III, LLC, ZAIS Asset IV, LLC and ZAIS REIT Management, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.2*	Agreement of Limited Partnership, dated as of July 29, 2011, of ZAIS Financial Partners, L.P., as amended on August 3, 2011, October 11, 2012, and December 13, 2012, incorporated by reference to Exhibit 10.2 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.3*	Amendment to Agreement of Limited Partnership, dated as of February 13, 2013, of ZAIS Financial Partners, L.P., incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-K, filed March 28, 2013.

10.4*	Registration Rights Agreement, dated August 3, 2011, among ZAIS Financial Corp., ZAIS Group, LLC and certain persons listed on Schedule I thereto, incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.5*	First Amended and Restated Registration Rights Agreement, dated October 11, 2012, among ZAIS Financial Corp., ZAIS Group, LLC and certain persons listed on Schedule I thereto, incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.6*	First Amended and Restated Registration Rights Agreement, dated December 13, 2012, among ZAIS Financial Corp., ZAIS REIT Management, LLC and certain persons listed on Schedule I thereto, incorporated by reference to Exhibit 10.5 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.7*	Indemnification Agreement, dated August 3, 2011, between ZAIS Financial Corp. and Christian Zugel, incorporated by reference to Exhibit 10.6 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.8*	Indemnification Agreement, dated August 3, 2011, between ZAIS Financial Corp. and Michael Szymanski, incorporated by reference to Exhibit 10.7 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.9*	Indemnification Agreement, dated August 3, 2011, between ZAIS Financial Corp. and Denise Crowley, incorporated by reference to Exhibit 10.8 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.10*	Indemnification Agreement, dated August 3, 2011, between ZAIS Financial Corp. and Paul McDade, incorporated by reference to Exhibit 10.9 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.11*	Indemnification Agreement, dated August 3, 2011, between ZAIS Financial Corp. and Brian Hargrave, incorporated by reference to Exhibit 10.10 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.12*	Indemnification Agreement, dated December 13, 2012, between ZAIS Financial Corp. and Steven Haber, incorporated by reference to Exhibit 10.11 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.13*	Indemnification Agreement, dated February 7, 2013, between ZAIS Financial Corp. and Daniel Mudge, incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K, filed March 28, 2013.

10.14*	Indemnification Agreement, dated February 7, 2013, between ZAIS Financial Corp. and Marran Ogilvie.

10.15*	Indemnification Agreement, dated February 7, 2013, between ZAIS Financial Corp. and Eric Reimer.

10.16*	Indemnification Agreement, dated February 7, 2013, between ZAIS Financial Corp. and James Zinn.

10.17*	Indemnification Agreement, dated March 20, 2013, between ZAIS Financial Corp. and Nisha Motani.

10.18*	ZAIS Financial Corp. 2012 Equity Incentive Plan incorporated by reference to Exhibit 10.13 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.19*	License Agreement, dated February 5, 2013, between ZAIS Financial Corp. and ZAIS Group, LLC.

10.20*	Forms of Irrevocable Exchange and Subscription Agreement between various contributors and ZAIS Financial Corp. (relating to the initial formation transactions) incorporated by reference to Exhibit 10.15 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.21*	Master Repurchase Agreement, dated as of May 30, 2013, between Citibank, N.A. and ZFC Trust, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on June 4, 2013.

10.22*	Guaranty, dated as of May 30, 2013, by ZAIS Financial Corp. in favor of Citibank, N.A., incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, filed on June 4, 2013.

10.23*	Master Mortgage Loan Sale Agreement (“MMLSA”), dated as of May 31, 2013, between Citigroup Global Markets Realty Corp. and ZFC Trust, incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q, filed on August 13, 2013.

10.24*	Trade Confirmation pursuant to the MMLSA, dated as of May 31, 2013, between Citigroup Global Markets Realty Corp. and ZFC Trust, incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-Q, filed on August 13, 2013.

10.25*	Trade Confirmation pursuant to the MMLSA, dated as of July 29, 2013, between Citigroup Global Markets Realty Corp. and ZFC Trust, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q, filed on November 12, 2013.

10.26*	Trade Confirmation pursuant to the MMLSA, dated as of August 29, 2013, between Citigroup Global Markets Realty Corp. and ZFC Trust, incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q, filed on November 12, 2013.

10.27*	Registration Rights Agreement, dated November 25, 2013, among ZAIS Financial Partners, L.P., ZAIS Financial Corp. and Credit Suisse Securities (USA) LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on November 25, 2013.

10.28*	Purchase Agreement, dated November 19, 2013, by and among ZAIS Financial Partners, L.P., ZAIS Financial Corp., ZAIS REIT Management, LLC and Credit Suisse Securities (USA) LLC, incorporated by reference to Exhibit 10.28 of the Registrant’s Form S-11, filed on December 12, 2013.

10.29*	Trade Confirmation, dated March 27, 2014, pursuant to the MMLSA, dated as of May 31, 2013, between Citigroup Global Markets Realty Corp. and ZFC Trust, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q, filed May 14, 2014.

10.30*	Amendment Number One, dated March 27, 2014, to the Pricing Side Letter, dated as of May 30, 2013, between Citibank, N.A. and ZFC Trust, incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q, filed May 14, 2014.

10.31*	Amendment Number One, dated May 23, 2014, to the Master Loan Repurchase Agreement dated as of May 30, 2013 among ZFC Trust and Citibank, N.A., incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q, filed August 12, 2014.

10.32*	Agreement and Plan of Merger dated August 5, 2014, by and among ZFC Honeybee TRS, LLC, ZFC Honeybee Acquisitions, LLC, GMFS LLC, Honeyrep, LLC, solely in its capacity as the Securityholder Representative and ZAIS Financial Corp., as guarantor, incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (No. 001-35808), filed on August 6, 2014.

10.33*	Master Repurchase Agreement, dated as of August 14, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, ZFC Funding, Inc., U.S. Bank National Association, not in its individual capacity but solely as trustee for ZFC Funding Pass-Through Trust I, as pass-through trust, and ZAIS Financial Corp., incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (No. 001-35808), filed on August 15, 2014.

10.34*	Guaranty, dated as of August 14, 2014, by ZAIS Financial Corp. in favor of Credit Suisse First Boston Mortgage Capital LLC, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (No. 001-35808), filed on August 15, 2014.

21.1	List of Subsidiaries of ZAIS Financial Corp.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Scheme Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Previously filed.

**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAIS Financial Corp.

Date: March 16, 2015	By:	/s/ Michael Szymanski
Michael Szymanski
Chief Executive Officer, President and Director
(principal executive officer)

Date: March 16, 2015	By:	/s/ Paul McDade
Paul McDade
Chief Financial Officer and Treasurer
(principal financial officer)

Date: March 16, 2015	By:	/s/ Christian Zugel
Christian Zugel
Chairman of the Board

Date: March 16, 2015	By:	/s/ Nisha Motani
Nisha Motani
Chief Accounting Officer
(principal accounting officer)

Date: March 16, 2015	By:	/s/ Daniel Mudge
Daniel Mudge
Director

Date: March 16, 2015	By:	/s/ Marran Ogilvie
Marran Ogilvie
Director

Date: March 16, 2015	By:	/s/ James Zinn
James Zinn
Director
- 142 -