Form 10-Q
period 2015-03-31
ZAIS Financial Corp.
filed 2015-05-11
CIK 1527590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

The Company has 7,970,886 shares of common stock, par value $0.0001 per share, outstanding as of May 8, 2015.

ZAIS FINANCIAL CORP.
FORM 10-Q

- i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZAIS Financial Corp. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2015
	(unaudited)	December 31, 2014
	(Expressed in United States Dollars)
Assets
Cash	$38,022,318	$33,791,013
Restricted cash	3,030,379	7,143,078
Mortgage loans held for investment, at fair value – $410,224,841 and $415,814,067
pledged as collateral, respectively	411,091,360	415,959,838
Mortgage loans held for investment, at cost	991,092	1,338,935
Mortgage loans held for sale, at fair value - $126,028,843 and $97,690,960 pledged as
collateral	126,028,843	97,690,960
Real estate securities, at fair value – $133,064,497 and $135,779,193 pledged as collateral,
respectively	145,714,172	148,585,733
Other investment securities, at fair value – $2,187,592 and $2,040,532 pledged as
collateral, respectively	2,187,592	2,040,532
Loans eligible for repurchase from Ginnie Mae	19,343,641	21,710,284
Mortgage servicing rights, at fair value	33,363,963	33,378,978
Derivative assets, at fair value	4,445,436	2,485,100
Other assets	7,570,972	6,092,863
Goodwill	16,127,070	16,512,680
Intangible Assets	5,471,525	5,668,611
Total assets	$813,388,363	$792,398,605
Liabilities
Warehouse lines of credit	$116,886,558	$89,417,564
Loan repurchase facilities	299,847,778	300,092,293
Securities repurchase agreements	99,625,837	103,014,105
Exchangeable Senior Notes	55,723,675	55,474,741
Contingent consideration	11,953,838	11,430,413
Derivative liabilities, at fair value	4,007,458	2,585,184
Dividends and distributions payable	3,559,120	3,559,120
Accounts payable and other liabilities	12,198,520	11,731,089
Liability for loans eligible for repurchase from Ginnie Mae	19,343,641	21,710,284
Total liabilities	623,146,425	599,014,793
Commitments and Contingencies (Note 21)
Stockholders' equity
12.5% Series A cumulative non-voting preferred stock, $0.0001 par value;
50,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 7,970,886 shares issued
and outstanding	798	798
Additional paid-in capital	164,207,617	164,207,617
Retained earnings	6,215,373	9,029,947
Total ZAIS Financial Corp. stockholders' equity	170,423,788	173,238,362
Non-controlling interests in operating partnership	19,818,150	20,145,450
Total stockholders' equity	190,241,938	193,383,812
Total liabilities and stockholders' equity	$813,388,363	$792,398,605

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2015	2014
	(Expressed in United States Dollars)
Interest income
Mortgage loans held for investment	$6,625,989	$5,649,553
Mortgage loans held for sale	608,232	—
Real estate securities	2,420,633	3,740,615
Other investment securities	32,543	102,865
Total interest income	9,687,397	9,493,033
Interest expense
Warehouse lines of credit	553,359	—
Loan repurchase facilities	2,352,936	1,830,907
Securities repurchase agreements	402,509	660,402
Exchangeable Senior Notes	1,436,673	1,412,643
Total interest expense	4,745,477	3,903,952
Net interest income	4,941,920	5,589,081
Non-interest income
Mortgage banking activities, net	11,152,389	—
Loan servicing fee income, net of direct costs	1,637,099	—
Change in fair value of mortgage servicing rights	(3,424,914)	—
Other income	11,856	—
Total non-interest income	9,376,430	—
Other gains/(losses)
Change in unrealized gain or loss on mortgage loans held for investment	(1,199,755)	689,604
Change in unrealized gain or loss on real estate securities	(177,771)	2,736,058
Change in unrealized gain or loss on other investment securities	136,320	370,764
Change in unrealized gain or loss on real estate owned	101,780	—
Realized gain on mortgage loans held for investment	144,111	230,737
Realized gain/(loss) on real estate securities	—	73,619
Realized gain/(loss) on real estate owned	20,677	—
Gain/(loss) on derivative instruments related to investment portfolio	(907,090)	(3,108,681)
Total other gains/(losses)	(1,881,728)	992,101
Expenses
Advisory fee - related party	710,800	702,755
Salaries, commissions and benefits	7,399,258	—
Operating expenses	2,919,648	2,231,866
Other expenses	1,135,199	1,163,702
Total expenses	12,164,905	4,098,323
Net income before income taxes	271,717	2,482,859
Income tax benefit	(145,529)	—
Net income	417,246	2,482,859
Net income allocated to non-controlling interests	43,466	258,654
Net income attributable to ZAIS Financial Corp. common stockholders	$373,780	$2,224,205
Net income per share applicable to common stockholders:
Basic	$0.05	$0.28
Diluted	$0.05	$0.28
Weighted average number of shares of common stock:
Basic	7,970,886	7,970,886
Diluted	8,897,800	8,897,800

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock				Total ZAIS	Non-
						(Accumulated	Financial	controlling
	Shares of		Shares of		Additional	Deficit)	Corp.	Interests in
	Preferred	Preferred	Common	Common	Paid-in	/Retained	Stockholders'	Operating
	Stock	Stock at Par	Stock	Stock at Par	Capital	Earnings	Equity	Partnership	Total Equity
Three months ended March 31, 2014	(Expressed in United States Dollars)
Balance at December 31, 2013	—	$—	7,970,886	$798	$164,207,617	$(4,958,607)	$159,249,808	$18,518,754	$177,768,562
Distributions on OP units	—	—	—	—	—	—	—	(370,766)	(370,766)
Dividends on common stock	—	—	—	—	—	(3,188,354)	(3,188,354)	—	(3,188,354)
Net income	—	—	—	—	—	2,224,205	2,224,205	258,654	2,482,859
Balance at March 31, 2014 (unaudited)	—	$—	7,970,886	$798	$164,207,617	$(5,922,756)	$158,285,659	$18,406,642	$176,692,301

Three months ended March 31, 2015
Balance at December 31, 2014	—	$—	7,970,886	798	164,207,617	9,029,947	173,238,362	20,145,450	193,383,812
Distributions on OP units	—	—	—	—	—	—	—	(370,766)	(370,766)
Dividends on common stock	—	—	—	—	—	(3,188,354)	(3,188,354)	—	(3,188,354)
Net income	—	—	—	—	—	373,780	373,780	43,466	417,246
Balance at March 31, 2015 (unaudited)	—	$—	7,970,886	$798	$164,207,617	$6,215,373	$170,423,788	$19,818,150	$190,241,938

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2015	2014
	(Expressed in United States Dollars)
Cash flows from operating activities
Net income	$417,246	$2,482,859
Adjustments to reconcile net (loss)/income to net cash provided by operating activities
Net (accretion)/amortization of (discounts) premiums related to mortgage loans	(2,012,281)	(1,602,823)
Net (accretion)/amortization of (discounts)/premiums related to real estate securities	(1,248,910)	(1,266,177)
Net (accretion)/amortization of (discounts)/premiums related to other investment securities	(10,740)	(39,791)
Change in unrealized gain or loss on mortgage loans	1,199,755	(689,604)
Change in unrealized gain or loss on real estate securities	177,771	(2,736,058)
Change in unrealized gain or loss on other investment securities	(136,320)	(370,764)
Change in unrealized gain or loss on real estate owned	(101,780)	—
Change in fair value of mortgage servicing rights	3,424,914	—
Realized (gain)/loss on mortgage loans	(144,111)	(230,737)
Realized (gain)/loss on real estate securities	—	(73,619)
Realized (gain)/loss on real estate owned	(20,677)	—
Change in unrealized gain or loss on derivative instruments	(538,062)	2,961,554
Amortization of Exchangeable Senior Notes discount	248,934	224,939
Depreciation and amortization expense	227,424	—
Proceeds from sale and principal payments on mortgage loans held for sale	431,251,708	—
Originations and purchases of mortgage loans held for sale	(451,669,250)	—
Loss (gain) on sale of mortgage loans held for sale	(7,920,341)	—
Capitalization of originated mortgage servicing rights	(3,409,899)	—
Changes in operating assets and liabilities
(Increase) decrease in other assets	(810,733)	1,192,973
Increase (decrease) in accounts payable and other liabilities	467,431	1,814,223
Increase in contingent consideration	523,425	—
Net cash (used in) provided by operating activities	(30,084,496)	1,666,975
Cash flows from investing activities
Origination of mortgage loans held for investment	(1,476,838)	(84,795,975)
Proceeds from principal repayments on mortgage loans	7,460,149	3,490,970
Acquisitions of real estate securities, net of change in payable for real estate securities purchased	—	(11,720,695)
Proceeds from principal repayments on real estate securities	3,942,700	8,034,673
Proceeds from sales of real estate securities, net of change in receivable for real estate securities sold	—	2,072,198
Acquisitions of other investment securities	—	(10,676,953)
Purchase of swaption	—	(4,803,750)
Restricted cash provided by/(used) in investment activities	4,112,699	(3,722,128)
Net cash used in investing activities	14,038,710	(102,121,660)
Cash flows from financing activities
Net borrowings under warehouse lines of credit	27,468,994	—
Net borrowings under loan repurchase facility	(244,515)	61,342,915
Borrowings from securities repurchase agreements	1,016,063	29,607,805
Repayments of securities repurchase agreements	(4,404,331)	(9,018,921)
Dividends on common stock and distributions on OP units (net of change in dividends and
distributions payable)	(3,559,120)	(8,452,910)
Net cash provided by financing activities	20,277,091	73,478,889
Net increase (decrease) in cash	4,231,305	(26,975,796)
Cash
Beginning of period	33,791,013	57,060,806
End of period	$38,022,318	$30,085,010
Supplemental disclosure of cash flow information
Interest paid on warehouse line of credit, loan repurchase facility, securities repurchase agreements
and Exchangeable Senior Notes	$3,147,960	$2,622,379
Taxes paid	$—	$—
Supplemental disclosure of noncash investing and financing activities
Accrued dividends and distributions payable	$3,559,120	$3,559,120
Conversion of mortgage loans held for investment to real estate owned	$189,648	$—

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Formation and Organization

ZAIS Financial Corp. (the "Company") is a Maryland corporation that originates, acquires, finances, sells, services and manages residential mortgage loans. GMFS, LLC ("GMFS"), a mortgage banking platform the Company acquired in October 2014, originates and sells mortgage loans and the Company acquires performing, re-performing and newly originated loans through other channels. The Company also invests in, finances and manages residential mortgage-backed securities ("RMBS") that are not issued or guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. Government, such as Government National Mortgage Association (“Ginnie Mae”) ("non-Agency RMBS") with an emphasis on securities that, when originally issued, were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations and mortgage servicing rights ("MSRs"). The Company also has the discretion to invest in RMBS that are issued or guaranteed by a federally chartered corporation or a U.S. Government agency ("Agency RMBS"), including through To-Be-Announced ("TBA") contracts, and in other real estate-related and financial assets, such as interest only strips created from RMBS ("IOs"), commercial mortgage-backed securities ("CMBS") and asset-backed securities ("ABS"). The Company refers collectively to the assets it targets as its target assets.

The Company was incorporated in Maryland on May 24, 2011, and has elected to be taxed and to qualify as a real estate investment trust ("REIT") beginning with the taxable year ended December 31, 2011. The Company completed its formation transaction and commenced operations on July 29, 2011. On February 13, 2013, the Company completed its initial public offering ("IPO"), pursuant to which the Company sold 5,650,000 shares of its common stock at a price of $21.25 per share for gross proceeds of $120.1 million. Net proceeds after the payment of offering costs of $1.2 million were $118.9 million.

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

The Company is externally managed by ZAIS REIT Management, LLC (the "Advisor"), a subsidiary of ZAIS Group, LLC ("ZAIS"), and has no employees except for those employed by GMFS. The Company is the sole general partner of, and conducts substantially all of its business through, ZAIS Financial Partners, L.P., the Company's consolidated operating partnership subsidiary (the "Operating Partnership").

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

2. Summary of Significant Accounting Policies

Basis of Quarterly Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") as contained within the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim reporting. In the opinion of management, all adjustments considered necessary for a fair statement of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for the interim period are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The information contained in the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2014 should be referred to in connection with these unaudited interim consolidated financial statements. Professional fees, transaction costs, loan servicing fees and general and administrative expenses reported in the prior period have been reclassified to operating expenses and other expenses to conform to the current period's presentation. During the quarter the Company recorded an out of period adjustment, in the amount of $96,000, to Mortgage Banking activities, net, to reverse the reported unrealized gains relating to certain Mortgage loans held for sale, at fair value, that were previously sold. Management believes that previously issued financial statements are not materially misstated. The Company operates in the following two business segments: residential mortgage loan investments and residential mortgage banking.

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

The Company, which serves as the sole general partner of and conducts substantially all of its business through the Operating Partnership, holds approximately 89.6% of the operating partnership units ("OP units") in the Operating Partnership at March 31, 2015 and December 31, 2014. The Operating Partnership in turn holds directly or indirectly all of the equity interests in its subsidiaries. Changes in the Company's ownership interest (and transactions with non-controlling interest unit holders in its consolidated subsidiaries) while the Company retains its controlling interest in the subsidiary, are accounted for as equity transactions. The carrying amount of the non-controlling interest is adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The Company's mortgage loans held for sale are sold predominantly to Fannie Mae and Freddie Mac, which are government sponsored enterprises ("GSEs" or "Agencies"). The Company also issues Ginnie Mae securities by pooling eligible loans through a pool custodian and assigning rights to the loans to Ginnie Mae. Fannie Mae, Freddie Mac and Ginnie Mae provide credit enhancement of the loans through certain guarantee provisions. The Company also purchases RMBS from securitization trusts or similar vehicles. These securitizations involve VIEs as the trusts or similar vehicles, by design, have the characteristics of a VIE.

The Company has evaluated its interests in its real estate investment securities and its interests in the securitizations discussed in the preceding paragraph to determine if each represents a variable interest in a VIE. The Company monitors these investments and analyzes them for potential consolidation. The Company determined that it was not the primary beneficiary of the VIEs and therefore none of the VIEs were consolidated at March 31, 2015 and December 31, 2014. The maximum exposure of the Company to VIEs is limited to the fair value of its investments in real estate securities and MSRs as disclosed in the Company's consolidated balance sheets.

Cash and Cash Equivalents

The Company considers highly liquid short-term interest bearing instruments with original maturities of three months or less and other instruments readily convertible into cash to be cash equivalents. The Company's deposits with financial institutions may exceed federally insurable limits of $250,000 per institution. The Company mitigates this risk by depositing funds with major financial institutions. At March 31, 2015, a portion of the Company's operating cash was held with two custodians and two other financial institutions. The Company also maintains separate cash accounts for each of its warehouse lines of credit and repurchase agreements related to the GMFS origination platform pursuant to such agreements.

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

Other Investment Securities

The Company held Freddie Mac Structured Agency Credit Risk Notes ("FMSA Notes") at and during the three months ended March 31, 2015 and at December 31, 2014. The Company held Fannie Mae's Risk Transfer Notes at and during the three months ended March 31, 2014 ("FMRT Notes" and together with the FMSA Notes, the "Other Investment Securities"). The Other Investment Securities represent unsecured general obligations of Fannie Mae and Freddie Mac and are structured to be subject to the performance of a certain pool of residential mortgage loans.

Mortgage Loans Held for Investment, Real Estate Securities, Other Investment Securities and MSRs — Fair Value Election

U.S. GAAP permits entities to choose to measure certain eligible financial instruments at fair value. The Company has elected the fair value option for some of its mortgage loans held for investment, and each of its real estate securities, Other Investment Securities and MSRs at the date of purchase. The fair value option election is irrevocable and requires the Company to measure these mortgage loans, real estate securities and Other Investment Securities at estimated fair value with the change in estimated fair value recognized in earnings. The Company has established a policy for its mortgage loans held for investment, real estate securities and Other Investment Securities to separate interest income from the full change in fair value in the consolidated statements of operations. The interest income component is presented as interest income on mortgage loans held for investment, mortgage loans held for sale, real estate securities and Other Investment Securities and the remainder of the change in fair value is presented separately as change in unrealized gain or loss in the Company's consolidated statements of operations.

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

The Company follows the fair value measurement and disclosure guidance under U.S. GAAP, which establishes a hierarchical disclosure framework. This framework prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment, the characteristics specific to the investment and the state of the marketplace including the existence and transparency of transactions between market participants. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices in an orderly market generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. In all cases, an instrument's level within the hierarchy is based upon the market pricing transparency of the instrument and does not necessarily correspond to the Company's perceived risk or liquidity of the instrument.

The Company considers observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given investment is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires significant judgment and considers factors specific to the investment.

Assets and liabilities that are measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 — Fair value is determined based on quoted prices for identical assets or liabilities in an active market. Assets and liabilities included in Level 1 include listed securities. As required in the fair value measurement and disclosure guidance under U.S. GAAP, the Company does not adjust the quoted price for these investments. The hierarchy gives highest priority to Level 1.

Level 2 — Fair value is determined based on inputs other than quoted prices that are observable for the asset or liability either directly or indirectly as of the reporting date. Assets and liabilities which are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives, including foreign exchange forward contracts whose values are based on the following:

●	Quoted prices for similar assets or liabilities in active markets.

●	Quoted prices for identical or similar assets or liabilities in nonactive markets.

●	Pricing models whose inputs are observable for substantially the full term of the asset or liability.

●	Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 — Fair value is determined based on inputs that are unobservable for the investment and includes situations where there is little, if any, market activity for the asset or liability. The inputs into the determination of fair value require significant management judgment or estimation and the Company may use models or other valuation methodologies to arrive at fair value. Investments that are included in this category generally include distressed debt, less liquid corporate debt securities, non-investment grade residual interests in securitizations, collateralized debt obligations and certain derivative contracts. The hierarchy gives the lowest priority to Level 3.

ZAIS has established a valuation process that applies for all levels of investments in the valuation hierarchy to ensure that the valuation techniques are consistent and verifiable. The valuation process includes discussions between the valuation team, portfolio management team and the valuation committee (the “Valuation Committee”). The Valuation Committee consists of senior members of ZAIS and is co-chaired by the Chief Risk Officer and Chief Financial Officer of ZAIS. The Valuation Committee meets, not less frequently than semi-annually, to review the results of the valuation process and provides the ZAIS management committee with periodic reports. The Valuation Committee is responsible for oversight and review of the written valuation policies and procedures and ensuring that they are applied consistently.

The lack of an established, liquid secondary market for some of the Company’s holdings may have an adverse effect on the market value of those holdings and on the Company’s ability to dispose of them. Additionally, the public markets for the Company’s holdings may experience periods of volatility and periods of reduced liquidity and the Company’s holdings may be subject to certain other transfer restrictions that may further contribute to illiquidity. Such illiquidity may adversely affect the price and timing of liquidations of the Company’s holdings.

The following is a description of the valuation techniques used to measure fair value and the classification of these instruments pursuant to the fair value hierarchy:

Mortgage Loans Held for Investment

The fair value of the Company's mortgage loans held for investment considers data such as loan origination information and additional updated borrower and loan servicing data, as available, forward interest rates, general economic conditions, home price index forecasts and valuations of the underlying properties. The variables considered most significant to the determination of the fair value of the Company's mortgage loans held for investment include market-implied discount rates, projections of default rates, delinquency rates, loss severity (considering mortgage insurance) and prepayment rates. ZAIS uses loan level data, macro-economic inputs and forward interest rates to generate loss adjusted cash flows and other information in determining the fair value of its mortgage loans. Because of the inherent uncertainty of such valuation, the fair values established for mortgage loans held for investment by the Company may differ from the fair values that would have been established if a ready market existed for these mortgage loans held for investment. Accordingly, mortgage loans held for investment are classified as Level 3 in the fair value hierarchy.

At March 31, 2015 and December 31, 2014, approximately 9.6% and 10.3% in unpaid principal balance of the Company's mortgage loans carries mortgage insurance.

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

Real Estate Securities and Other Investment Securities

ZAIS determines the fair value of the Company’s investments in RMBS generally using third party valuation services. ZAIS verifies that the quotes received from the valuation services are reflective of fair value as defined in U.S. GAAP, generally by comparing to trading activity for similar asset classes, pricing research provided by banks and brokers, the indicative broker quotes and results from ZAIS’ proprietary models.

If the values from the third party valuation services are insufficient or unavailable, fair value is determined using observable market data, indicative broker quotes or proprietary models that incorporate market based inputs but also include unobservable inputs. Some of the significant unobservable inputs used are constant prepayment rates, constant default rates, delinquency rates, security ratings, discount rates, credit spreads, and yields. The proprietary models convert future projected cash flows to a single discounted present value. ZAIS’ assessment of the significance of a particular input to the fair value measurement in its entirety requires significant judgment and considers factors specific to the investment.

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

Derivative Instruments

Interest Rate Swaption Agreements

An interest rate swaption agreement represents an option that gives the Company the right, but not the obligation, to enter into a previously agreed upon interest rate swap agreement on a future date. If exercised the Company will enter into an interest rate swap agreement and is obligated to pay a fixed rate of interest and receive a floating rate of interest. The Company utilizes proprietary modeling analysis or industry standard third party analytics to support the counterparty valuations received for interest rate swaption agreements. These counterparty valuations are generally based on models with observable market inputs such as interest rates and contractual cash flows, and, as such, are classified as Level 2 on the fair value hierarchy. The Company's interest rate swaption agreements are governed by International Swap and Derivative Association trading agreements, which are separately negotiated agreements with dealer counterparties. At March 31, 2015 and December 31, 2014, no credit valuation adjustment was made in determining the fair value of the derivative.

Interest Rate Swap Agreements

An interest rate swap is an agreement between two counterparties to exchange periodic interest payments where one party to the contract makes a fixed rate payment in exchange for a floating rate payment from the other party. The dollar amount each party pays is an agreed-upon periodic interest rate multiplied by some predetermined dollar principal (notional amount). No principal (notional amount) is exchanged between the two parties at trade initiation date. Only interest payments are exchanged. ZAIS utilize proprietary modeling analysis or industry standard third party analytics to support the counterparty valuations received for interest rate swap agreements. These counterparty valuations are generally based on models with observable market inputs such as interest rates and contractual cash flows, and, as such, are classified as Level 2 on the fair value hierarchy. The Company’s interest rate swap agreements are governed by International Swap and Derivative Association trading agreements, which are separately negotiated agreements with dealer counterparties. At March 31, 2015 and December 31, 2014, no credit valuation adjustment was made in determining the fair value of the derivative. Changes in the value of the contract are reported in gain (loss) on derivative instruments related to investment portfolio in the consolidated statements of operations.

Loan Purchase Commitments ("LPCs")

LPCs are agreements with approved third-party residential loan originators to purchase residential loans at a future date. LPCs that qualify as derivatives are recorded at their estimated fair values in the Company's consolidated balance sheets. The fair value of the Company's LPCs are based on the prices the underlying loans can be purchased for in the secondary market, adjusted for an estimated pull through rate. Changes in fair value are reported in the statement of operations. LPCs are classified as Level 3 in the fair value hierarchy.

Interest Rate Lock Commitments ("IRLCs")

IRLCs are agreements under which the Company agrees to extend credit to a borrower under certain specified terms and conditions in which the interest rate and the maximum amount of the loan are set prior to funding. Unrealized gains and losses on the IRLCs, reflected as derivative assets and derivative liabilities, respectively, are measured based on the value of the underlying mortgage loan, quoted GSE mortgage backed security ("MBS") prices, estimates of the fair value of the MSRs and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees. IRLCs are classified as Level 3 in the fair value hierarchy.

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

Mortgage Loans Held for Investment, at Cost

Mortgage loans held for investment related to the Company's mortgage banking activities includes loans which, due to various reasons, are unable to be sold to a third party. Such loans are performing loans which the Company carries at amortized cost, less a valuation allowance for estimated credit losses, if applicable.

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

On a quarterly basis, the Company updates its estimate of the cash flows expected to be collected. For purposes of interest income recognition, any subsequent increases in cash flows expected to be collected are generally recognized as prospective yield adjustments (which establishes a new level-yield) and any subsequent decreases in cash flows expected to be collected are recognized as an impairment to be recorded through change in unrealized gain or loss in the consolidated statements of operations.

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

Mortgage Loans Held for Investment, at Cost and Mortgage Loans Held for Sale

Interest income on mortgage loans is accrued to income based upon the principal amount outstanding and contractual interest rates and is included in interest income on mortgage loans held for sale in the consolidated statements of operations. Income recognition is discontinued when loans become 90 days delinquent or when in management's opinion, the collectability of principal and income becomes doubtful and the mortgage loans held for sale or investment are put on nonaccrual status.

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

Loan Origination Fee Income

Loan origination fee income represents revenue earned from originating mortgage loans and is included in Mortgage banking activities, net in the Company's consolidated statements of operations. Loan origination fees and related direct loan origination costs are reflected in Mortgage banking activities, net when loans are sold and deferred and amortized over the life of the loan as an adjustment of yield.

Loan Servicing Fee Income

Loan servicing fee income represents revenue earned for servicing loans for various investors and is included in the consolidated statements of operations. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized into revenue as the related mortgage payments are received. Loan servicing expenses are offset against loan servicing fee income as incurred.

Expense Recognition

Expenses are recognized when incurred. Expenses include, but are not limited to, loan servicing fees, advisory fees, professional fees for legal, accounting and consulting services, and general and administrative expenses such as insurance, custodial and miscellaneous fees.

Servicing Advances

Servicing advances represent escrows and advances on behalf of borrowers and investors to cover delinquent balances for property taxes, insurance premiums and other out-of-pocket costs. Advances are made in accordance with the servicing agreements and are recoverable upon liquidation. The Company periodically reviews the advances for collectability and amounts are written off when they are deemed uncollectible. At March 31, 2015 and December 31, 2014, the Company had servicing advances of $1,875,628 and $1,987,073 million, respectively. Such amounts are included in other assets in the Company's consolidated balance sheets.

Repurchase Facilities

Loan Repurchase Facilities

The Company finances a portion of its mortgage loans held for investment, at fair value through the use of repurchase agreements entered into under master repurchase agreements with certain lenders (the "Loan Repurchase Facilities"). Under the Loan Repurchase Facilities, the Company may sell, and later repurchase trust certificates representing interests in residential mortgage loans (the "Trust Certificates"). The borrowings under the Loan Repurchase Facilities are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreement. The borrowings under the Loan Repurchase Facilities are recorded on the trade date at the contract amount.

The Company pledges cash and certain of its Trust Certificates as collateral under the Loan Repurchase Facilities. The amounts available to be borrowed are dependent upon the fair value of the Trust Certificates pledged as collateral, which fluctuates with changes in interest rates, type of underlying mortgage loans and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in the fair value of pledged Trust Certificates, the lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. At March 31, 2015 and December 31, 2014, the Company has met all margin call requirements related to any outstanding balances under its Loan Repurchase Facilities.

Securities Repurchase Agreements

The Company finances a portion of its RMBS portfolio and Other Investment Securities through the use of securities repurchase agreements entered into under master repurchase agreements. The Company has master repurchase agreements with four financial institutions at March 31, 2015. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Repurchase agreements are recorded on trade date at the contract amount.

The Company pledges cash and certain of its RMBS and Other Investment Securities as collateral under these securities repurchase agreements. The amounts available to be borrowed are dependent upon the fair value of the RMBS and Other Investment Securities pledged as collateral, which fluctuates with changes in interest rates, type of securities and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in the fair value of pledged RMBS and Other Investment Securities, the lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. At March 31, 2015 and December 31, 2014, the Company has met all margin call requirements under its securities repurchase agreements.

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

Real Estate Owned

The Company records real estate owned ("REO") when it is considered to have received physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing mortgage loans. The Company is considered to have received physical possession of the property upon the occurrence of either (i) obtaining legal title to the residential real estate property upon completion of a foreclosure (the Company may obtain legal title to the residential real estate property even if the borrower has redemption rights that provide the borrower with a legal right for a period of time after a foreclosure to reclaim the real estate property by paying certain amounts specified by law) or (ii) the borrower conveying all interest in the residential real estate property to the Company to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The deed in lieu of foreclosure or similar legal agreement is completed when agreed-upon terms and conditions have been satisfied by both the borrower and the creditor.

The Company records its REO at fair value, less costs to sell. All legal fees and direct costs relating to real estate owned are expensed as incurred. The excess of the Company's investment in the mortgage loan satisfied over the fair value of the foreclosed property (less cost to sell) is reported as a realized loss in the Company's statements of operations.

Loans Eligible for Repurchase from Ginnie Mae

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the right to repurchase the loan as an asset and liability in its consolidated balance sheets. Such amounts reflect the unpaid principal balance of the loans. There were no actual repurchases of Ginnie Mae delinquent or defaulted mortgage loans during the three months ended March 31, 2015.

8% Exchangeable Senior Notes Due 2016

On November 25, 2013, the Operating Partnership issued $57.5 million aggregate principal amount of unsecured 8.00% Exchangeable Senior Notes due 2016 (the "Exchangeable Senior Notes"). The Exchangeable Senior Notes are carried at amortized cost. Interest expense on the Exchangeable Senior Notes is computed using the effective interest method. The conversion features of the Exchangeable Senior Notes are deemed to be an embedded derivative. Accordingly, the Company is required to bifurcate the embedded derivative related to the conversion features of the Exchangeable Senior Notes. The Company recognized the embedded derivative as a liability in its consolidated balance sheets at March 31, 2015 and December 31, 2014 and measured it at its estimated fair value and recognized changes in its estimated fair value in gain/(loss) on derivative instruments in the Company's consolidated statements of operations.

Liability for Loan Repurchases and Indemnifications

Loans sold to investors by the Company and which met investor and agency underwriting guidelines at the time of sale may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company may, upon mutual agreement, agree to repurchase the loans or indemnify the investor against future losses on such loans. In such cases, the Company bears any subsequent credit loss on the loans. The Company has established a liability for potential losses related to these representations and warranties with a corresponding provision recorded for loan losses. The liability is included in accounts payable and other liabilities in the Company's consolidated balance sheets and the provision is included in mortgage banking activities, net in the Company's consolidated statements of operations. In assessing the adequacy of the liability, management evaluates various factors including actual losses on repurchases and indemnifications during the period, historical loss experience, known delinquent and other problem loans, and economic trends and conditions in the industry. Actual losses incurred are reflected as charge-offs against the reserve liability.

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

Escrow and Fiduciary Funds

The Company maintains segregated bank accounts in trust for mortgagor escrow balances. The balances of these accounts were $23,282,733 million and $25,619,979 million at March 31, 2015 and December 31, 2014, respectively and are excluded from the Company's consolidated balance sheets.

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

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 2011. The Company was organized and has operated and intends to continue to operate in a manner that will enable it to qualify to be taxed as a REIT. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company's annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. GAAP). As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders and does not engage in prohibited transactions. The majority of States also recognize the Company's REIT status. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service ("IRS") grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company's net income and net cash available for distribution to stockholders. However, it is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.

The Company has made separate joint elections with three of its subsidiaries, ZFC Funding Inc., ZFC Trust TRS I, LLC and ZFC Honeybee TRS, LLC, to treat such subsidiaries as taxable REIT subsidiaries (the "TRS entities"). The Company may perform certain activities through these TRS entities that could adversely impact the Company's REIT qualification if performed other than through a TRS entity. The Company's TRS entities file separate tax returns and are taxed as standalone U.S. C-Corporations irrespective of the dividends-paid deduction available to REITs for federal income tax purposes.

The Company assesses its tax positions for all open tax years and records tax benefits only if tax positions meet a more-likely-than-not threshold in accordance with U.S. GAAP for guidance on accounting for uncertainty in income taxes.

Goodwill and Intangible Assets

The purchase price of GMFS was allocated to the assets acquired, including identifiable intangible assets (trade name, customer relationships, licenses and favorable leases), and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill. Goodwill is carried at cost, net of impairment charges, and reflected on the Company's consolidated balance sheets.

Goodwill is not amortized but is tested for impairment on October 31st of each calendar year, or more frequently if events or changes in circumstances indicate that a potential impairment may have occurred. The testing of goodwill for impairment is initially based on a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the facts indicate that it is more likely than not that that an impairment may exist, a two-step quantitative assessment is conducted to (a) calculate the fair value of the reporting unit and compare to its carrying value including goodwill and (b) if the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss equal to the amount by which the carrying value of the goodwill exceeds the implied fair value of that goodwill. The impairment is recognized as an expense in the period in which the impairment occurs.

The Company does not amortize intangible assets with indefinite lives. The Company amortizes intangible assets with identified estimated useful lives on a straight-line basis over their estimated useful lives.

Contingent Consideration

Contingent consideration represent future payments of cash or equity interests to the former owners of GMFS which was acquired on October 31, 2014. The contingent consideration was initially recorded on the date of acquisition at fair value in the consolidated balance sheet and is subsequently remeasured each reporting period at fair value with the change in the fair value recorded in operating expenses in the consolidated statements of operations.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). The objective of the guidance is to clarify the principles for recognizing revenue. ASU 2014-09 supersedes most current revenue recognition guidance, including industry-specific guidance, and also enhances disclosure requirements around revenue recognition and the related cash flows. The guidance is to be applied retrospectively to all prior periods presented or through a cumulative adjustment in the year of adoption, for interim and annual periods beginning after December 15, 2018. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this new standard.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-04) Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"), which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. If conditions or events indicate it is probable that an entity will be unable to meet its obligations as they become due within one year after the financial statements are issued, the update requires additional disclosures. The update is effective for periods beginning after December 15, 2016 with early adoption permitted. Adoption of ASU 2014-15 is not expected to have a material effect on the Company's consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, "Consolidation: Amendments to the Consolidation Analysis" ("ASU 2015-02"). ASU 2015-02 makes changes to both the variable interest model and the voting model. The guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adopting this new standard.

In April 2015 the FASB issued ASU 2015-03, "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. Adoption of ASU 2015-03 is not expected to have a material effect on the Company's consolidated financial statements.

3. GMFS Transaction

On August 5, 2014, the Company, in its capacity as guarantor, entered into an agreement and plan of merger (the "Merger Agreement") among ZFC Honeybee TRS, LLC, an indirect subsidiary of the Company, ZFC Honeybee Acquisitions, LLC ("Honeybee Acquisitions"), a wholly owned subsidiary of ZFC Honeybee TRS, LLC, GMFS, and Honeyrep, LLC, solely in its capacity as the security holder representative. GMFS is an origination platform that primarily originates and services agency and government guaranteed residential mortgage loans in the southern United States. On October 31, 2014, the Company completed its acquisition of GMFS. Honeybee Acquisitions was merged with and into GMFS (the "Merger"), with GMFS surviving the Merger as an indirect subsidiary of the Company.

The Merger Agreement contained customary representations and warranties by the parties, as well as customary covenants, including non-competition and non-solicitation covenants by GMFS's key managers and indemnification covenants by both parties, subject to stated thresholds and limitations.

While subject to a final reconciliation of October 31, 2014 values, the preliminary purchase price was approximately $62.8 million at closing which was comprised of (i) the estimated fair market value of GMFS's MSR portfolio, (ii) the estimated value of GMFS's net tangible assets at October 31, 2014 and (iii) a purchase price premium. In addition to cash paid at closing, two contingent $1 million deferred premium payments payable in cash over two years, plus potential additional consideration based on future loan production and profits will be payable over a four-year period if certain conditions are met. The $2 million of deferred premium payments is contingent on GMFS remaining profitable and retaining certain key employees. The additional contingent consideration is dependent on GMFS achieving certain profitability and loan production goals and is capped at $20 million. Up to 50% of the additional contingent consideration may be paid in common stock of the Company, at the Company's option. The Company funded the closing cash payment through a combination of available cash and the liquidation of a portion of its non-agency RMBS portfolio.

Total consideration is as follows:
Cash paid to owners of GMFS	$62,847,452
Contingent consideration	11,430,413
Total consideration	$74,277,865

Contingent consideration represents the estimated present value of future earn-out payments as defined in the Merger Agreement. Contingent consideration was estimated based on future earnings projections of GMFS over the four year earn-out period and is re-measured to fair value at each reporting date until the contingency is resolved. The changes in fair value are recognized in earnings. The final consideration paid could be materially different from the estimate and the difference will be recorded through earnings in the consolidated statement of operations. For the three months ended March 31, 2015, the Company recorded an increase in contingent consideration of $523,425 due to the passage of time. Such amount is included in operating expenses in the consolidated statements of operations.

Under the acquisition method of accounting, the total purchase price allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed is based on management's preliminary valuation of GMFS's tangible and intangible assets acquired by the Company and GMFS's liabilities assumed by the Company as of October 31, 2014, and a preliminary valuation of the net assets acquired is summarized as follows:

Fair value of Assets:
Cash and cash equivalents	$13,304,612
Mortgage loans held for sale	92,512,390
Mortgage loans held for investment	1,098,897
Derivative assets	1,590,160
Other assets	2,713,950
MSRs	32,300,337
Goodwill	16,512,680
Intangible Assets	5,800,000
Loans eligible for repurchase from Ginnie Mae	21,169,329
Total assets acquired	$187,002,355

Fair value of Liabilities:
Warehouse lines of credit	85,840,705
Accounts payable and other liabilities	5,714,456
Liability for loans eligible for repurchase from Ginnie Mae	21,169,329
Total liabilities assumed	112,724,490
Fair value of net assets acquired	$74,277,865

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

Goodwill has been allocated to the Company's mortgage banking segment. Additionally, goodwill is expected to be deductible for tax purposes over a 15-year life.

The Company recorded a reduction in goodwill of $385,610 during the three months ended March 31, 2015 liability recorded by GMFS at the date of acquisition. The adjustment was recorded based on information obtained subsequent to the acquisition date that related to information that existed as of the acquisition date.

The preliminary valuation above is based upon information available to the Company at October 31, 2014, and is subject to change. The Company continues to review the underlying assumptions and valuation techniques utilized to calculate the fair value of goodwill and intangible assets acquired. Additional adjustments may be recorded during the allocation period specified by U.S. GAAP as additional information becomes available.

The following table presents information about the intangible assets acquired by the Company:

	Estimated Fair	Estimated Useful
	Value	Life
Trade name	$2.0 million	10 years
Customer relationships	1.3 million	10 years
Licenses	1.0 million	3 years
Favorable lease	1.5 million	12 years
Total Intangible assets	$5.8 million

Amortization expense related to the intangible assets acquired was $197,085 for the three months ended March 31, 2015, and is recorded as other expenses in the consolidated statements of operations. Amortization expense related to the intangible assets for the period April 1, 2015 to December 31, 2015 and for the five years subsequent to December 31, 2015 is as follows:

April 1, 2015 – December 31, 2015	$591,255
2016	$788,340
2017	$732,776
2018	$455,004
2019	$455,004
2020	$455,004

4. Fair Value

Fair Value Measurement

Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following table sets forth the Company's financial instruments that were accounted for at fair value on a recurring basis at March 31, 2015, by level within the fair value hierarchy:

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for investment	$—	$—	$411,091,360	$411,091,360
Mortgage loans held for sale	—	126,028,843	—	126,028,843
Non-Agency RMBS	—	—	145,714,172	145,714,172
Other Investment Securities	—	—	2,187,592	2,187,592
MSRs	—	—	33,363,963	33,363,963
Derivative assets	—	—	4,445,436	4,445,436
Total	$—	$126,028,843	$596,802,523	$722,831,366
Liabilities
Derivative liabilities	$—	$4,007,458	$—	$4,007,458
Total	$—	$4,007,458	$—	$4,007,458

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

The following tables present additional information about the Company's financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Mortgage Loans Held for Investment, RMBS and Other Investment Securities

	Three Months Ended March 31, 2015			Year Ended December 31, 2014
	Mortgage Loans			Mortgage Loans
	Held for	Non-Agency	Other Investment	held for	Non-Agency	Other Investment
	Investment	RMBS	Securities	investment	RMBS	Securities
Beginning balance	$415,959,838	$148,585,733	$2,040,532	$331,785,542	$226,155,221	$—
Total net transfers into/out
of Level 3	—	—	—	—	—	—
Originations/acquisitions	1,476,838	—	—	85,579,169	47,034,327	12,926,953
Proceeds from sales	—	—	—	—	(102,635,229)	(11,067,378)
Amortization of premiums	(384)	—	—
Net accretion of discounts	2,012,665	1,248,910	10,740	7,497,341	5,528,538	180,438
Proceeds from principal
repayments	(7,112,305)	(3,942,700)	—	(31,759,326)	(28,197,740)	—
Conversion of mortgage
loans to REO	(189,648)	—	—	(1,796,028)	—	—
Total losses
(realized/unrealized)
included in earnings	(8,823,926)	(1,028,489)	—	(8,250,003)	(6,694,487)	(226,224)
Total gains
(realized/unrealized)
included in earnings	7,768,282	850,718	136,320	32,903,143	7,395,103	226,743
Ending balance	$411,091,360	$145,714,172	$2,187,592	$415,959,838	$148,585,733	$2,040,532

	Three Months Ended March 31, 2015			Year Ended December 31, 2014
	Mortgage Loans			Mortgage Loans
	held for	Non-Agency	Other Investment	held for	Non-Agency	Other Investment
	investment	RMBS	Securities	investment	RMBS	Securities
The amount of total gains or
(losses) for the period
included in earnings
attributable to the
change in unrealized
gains or losses relating
to assets or liabilities
still held at the reporting
date	$(1,204,068)	$(177,772)	$136,320	$22,957,500	$(1,039,499)	$(226,224)

Derivative Instruments

	Three Months Ended March 31, 2015		Year Ended December 31, 2014
	LPCs	IRLCs	LPCs	IRLCs
Beginning balance	$4,037	$2,481,063	$—	$—
Acquisition of GMFS	—	—	—	2,702,954
Change in unrealized gain or loss	23,822	1,936,514	4,037	(221,891)
Ending balance	$27,859	$4,417,577	$4,037	$2,481,063

	Three Months Ended March 31, 2015		Year Ended December 31, 2014
	LPCs	IRLCs	LPCs	IRLCs
The amount of total gains or (losses) for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets or
liabilities still held at the reporting date	$23,822	$1,936,514	$4,037	$(221,891)

MSR

	Three Months
	Ended	Year Ended
	March 31,	December 31,
	2015	2014
Beginning balance	$33,378,978	$—
Acquisition of MSRs in connection with purchase of GMFS	—	32,300,337
Additions due to loans sold, servicing retained	3,409,899	2,763,014
Fair value adjustment:(1)
Changes in valuation inputs or assumptions used in valuation model(2)	(2,710,478)	(1,420,925)
Other changes(3)	(714,436)	(263,448)
Ending balance	$33,363,963	$33,378,978

The amount of total gains or (losses) for the period included in earnings attributable to the change in
unrealized gains or losses relating to assets or liabilities still held at the reporting date	$(2,710,478)	$(1,420,925)
____________________

(1)	Included in change in fair value of MSRs on the consolidated statements of operations.
(2)	Primarily reflects changes in prepayment assumptions due to changes in interest rates and discount rates.
(3)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.

There were no financial assets or liabilities that were accounted for at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014. During the three months ended March 31, 2015 and the year ended December 31, 2014, real estate owned was transferred out of Level 3. There were no other transfers into or out of Level 1, Level 2 or Level 3 during the three month period ended March 31, 2015 and year ended December 31, 2014.

The following tables present quantitative information about the Company's mortgage loans held for investment, real estate securities and Other Investment Securities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value at
	March 31,	Valuation	Unobservable			Weighted
	2015	Technique(s)	Input	Min/Max		Average
		Discounted	Constant
		cash flow	voluntary
Mortgage loans held for investment	$411,091,360	model	prepayment	1.6%	4.7%	3.0%
			Constant default
			rate	0.6%	4.4%	3.1%
			Loss severity	7.6%	39.0%	24.4%
			Delinquency	4.1%	14.5%	11.7%
Non-Agency RMBS(1)
		Broker
		quotes/	Constant
		comparable	voluntary
Alternative – A	$60,381,985	trades	prepayment	1.9%	20.1%	12.0%
			Constant default
			rate	0.1%	7.5%	3.1%
			Loss severity	0.0%	109.3%	23.2%
			Delinquency	1.3%	25.9%	10.4%
		Broker	Constant
		quotes/	voluntary
		comparable	prepayment
Pay option adjustable rate	$44,599,847	trades		1.8%	13.3%	6.9%
			Constant default
			rate	1.6%	17.1%	4.0%
			Loss severity	0.0%	84.5%	42.5%
			Delinquency	6.8%	28.5%	14.4%
		Broker
		quotes/	Constant
		comparable	voluntary
Prime	$37,920,362	trades	prepayment	2.9%	17.7%	7.9%
			Constant default
			rate	0.7%	8.8%	3.9%
			Loss severity	0.0%	101.1%	31.5%
			Delinquency	3.6%	24.0%	13.1%
		Broker
		quotes/	Constant
		comparable	voluntary
Subprime	$2,811,978	trades	prepayment	2.6%	5.0%	3.8%
			Constant default
			rate	6.0%	8.0%	7.7%
			Loss severity	78.0%	102.0%	85.3%
			Delinquency	24.5%	27.8%	26.9%
Total Non-Agency RMBS	$145,714,172
____________________

(1)	The Company uses third-party dealer quotes to estimate fair value of some of its financial assets. The Company verifies selected prices by using a variety of methods, including comparing prices to internally estimated prices and corroborating the prices by reference to other independent market data, such as relevant benchmark indices and prices of similar instruments. Where the Company has disclosed unobservable inputs for broker quotes or comparable trades, those inputs are based on the Company's validations performed at the security level.

	Fair Value at	Valuation
	March 31, 2015	Technique(s)	Unobservable Input	Weighted Average
		Broker quotes/	Constant voluntary
Other Investment Securities(1)	$2,187,592	comparable trades	prepayment	9.32%
____________________

(1)	The Company uses third-party dealer quotes to estimate fair value of some of its financial assets. The Company verifies selected prices by using a variety of methods, including comparing prices to internally estimated prices and corroborating the prices by reference to other independent market data, such as relevant benchmark indices and prices of similar instruments. Where the Company has disclosed unobservable inputs for broker quotes or comparable trades, those inputs are based on the Company's validations performed at the security level.

The following table presents quantitative information about the Company's MSRs which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value at	Valuation	Unobservable			Weighted
	March 31, 2015	Technique(s)	Input	Min/Max		Average
		Discounted	Constant
		cash flow	voluntary
MSRs	$33,363,963	model	prepayment	11.2%	12.2%	11.6%
			Cost of
			servicing	$78	$106	$90
			Discount rate	9.0%	10.0%	9.4%

The following is a quantitative summary of key inputs used in the valuation of the Company's MSRs at March 31, 2015 and the effect on the estimated fair value from adverse changes in those assumptions (weighted averages are based upon unpaid principal balance):

March 31, 2015
Range
(Weighted average)
Fair value
Discount rate	9.0% - 10.0%
9.4%
Effect on fair value of adverse change of:
5%	$(620,091)
10%	$(1,218,195)
20%	$(2,352,781)

Prepayment speed(1)	11.2% - 12.2%
11.6%
Effect on fair value of adverse change of:
5%	$(760,251)
10%	$(1,495,165)
20%	$(2,891,430)

Per-loan annual cost of servicing	$78 - 106
($90)
Effect on fair value of adverse change of:
5%	$(382,626)
10%	$(765,251)
20%	$(1,530,529)
____________________

(1)	Prepayment speed is measured using CPR.

Derivative Financial Instruments

The Company estimates the fair value of IRLCs based on quoted Agency MBS prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the loans and the probability that the mortgage loan will be purchased as a percentage of the commitments it has made (the "pull-through rate"). The Company categorizes IRLCs as a "Level 3" financial statement item.

The significant unobservable inputs used in the fair value measurement of the Company's IRLCs are the pull-through rate and the MSR component of the Company's estimate of the value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate and the MSR component of the IRLCs, in isolation, may result in a significant change in fair value. The financial effects of changes in these assumptions are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value, but increase the pull-through rate for loans that have decreased in fair value.

The following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key inputs	March 31, 2015
Pull-through rate
Range	52.6% - 100.0%
Weighted average	83.9%
MSR value expressed as:
Servicing fee multiple
Range	0.1% - 5.6%
Weighted average	4.2%
Percentage of unpaid principal balance
Range	0.1% - 1.9%
Weighted average	1.1%

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

The following table presents the difference between the fair value and the aggregate unpaid principal amount and/or notional balance of assets for which the fair value option was elected at March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
		Unpaid Principal			Unpaid Principal
		and/or Notional			and/or Notional
	Fair Value	Balance(1)	Difference	Fair Value	Balance(1)	Difference
Financial instruments, at
fair value Assets
Mortgage loans held for
investment	$411,091,360	$458,719,051	$(47,627,691)	$415,959,838	$464,877,028	$(48,917,190)
Mortgage loans held for
sale	126,028,843	120,890,389	5,138,454	97,690,960	92,917,659	4,773,301
Non-Agency RMBS	145,714,172	218,218,491	(72,504,319)	148,585,733	226,501,915	(77,916,182)
Other Investment
Securities	2,187,592	2,250,000	(62,408)	2,040,532	2,250,000	(209,468)
MSRs	33,363,963	3,272,214,113	(3,238,850,150)	33,378,978	3,078,974,342	(3,045,595,364)
____________________

(1)	Non-Agency RMBS includes an IO with a notional balance of $44.9 million and $48.6 million at March 31, 2015 and December 31, 2014, respectively.

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

The following table summarizes the estimated fair value for all other financial instruments at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets
Cash	$38,022,318	$38,022,318	$33,791,013	$33,791,013
Restricted cash	3,030,379	3,030,379	7,143,078	7,143,078
Liabilities
Warehouse lines of credit	$116,886,558	$116,886,558	$89,417,564	$89,417,564
Loan Repurchase Facilities	299,847,778	299,847,778	300,092,293	300,092,293
Securities repurchase agreements	99,625,837	99,625,837	103,014,105	103,014,105
Exchangeable Senior Notes	60,584,875	55,723,675	59,933,400	55,474,741
Contingent consideration	11,953,838	11,953,838	11,430,413	11,430,413

Cash includes cash on hand for which fair value equals carrying value (a Level 1 measurement). Restricted cash represents the Company's cash held by counterparties as collateral against the Company's derivatives, Loan Repurchase Facilities and securities repurchase agreements. Due to the short-term nature of the restrictions, fair value approximates carrying value (a Level 1 measurement). The fair value of the Company's warehouse lines of credit and repurchase agreements related to the GMFS origination platform, Loan Repurchase Facilities and securities repurchase agreements is based on an expected present value technique using observable market interest rates. As such, the Company considers the estimated fair value to be a Level 2 measurement. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. The fair value of the Exchangeable Senior Notes is based on observable market prices (a Level 2 measurement). The fair value of the contingent consideration represents the estimated present value of future earn-out payments related to the GMFS acquisition. The estimated present value is determined based on future earnings projections and market discount rates (a Level 3 measurement).

5. Mortgage Loans Held for Investment, at Fair Value

Distressed and re-performing loans at the time of purchase

The Company did not acquire any mortgage loans held for investment which showed evidence of credit deterioration at the time of purchase during the three months ended March 31, 2015.

During the three months ended March 31, 2014, the Company's acquisition of mortgage loans held for investment which showed evidence of credit deterioration at the time of purchase were as follows:

	Aggregate Unpaid	Loan Repurchase
Acquisition Date	Principal Balance	Facilities Used
	(in millions)
Three months ended March 31, 2014
March 27, 2014	$100.4	$60.6

The following table sets forth certain information regarding the Company's mortgage loans held for investment at March 31, 2015 and December 31, 2014 which showed evidence of credit deterioration at the time of purchase:

March 31, 2015

	Unpaid
	Principal	Premium	Amortized	Gross Unrealized(1)			Weighted Average
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Mortgage Loans
Held for
Investment
Performing
Fixed	$259,710,065	$(50,365,479)	$209,344,586	$28,581,225	$(1,807,936)	$236,117,875	4.54%	7.37%
ARM	160,940,111	(20,193,204)	140,746,907	8,160,682	(2,335,081)	146,572,508	3.55	7.11
Total performing	420,650,176	(70,558,683)	350,091,493	36,741,907	(4,143,017)	382,690,383	4.16	7.27
Non-performing(3)	35,857,812	(5,971,745)	29,886,067	740,002	(4,479,117)	26,146,952	5.24	7.32
Total Mortgage Loans
Held for Investment	$456,507,988	$(76,530,428)	$379,977,560	$37,481,909	$(8,622,134)	$408,837,335	4.25%	7.27%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded a loss of $1.2 million and a gain of $0.7 million for the three months ended March 31, 2015 and March 31, 2014, respectively, as change in unrealized gain or loss on mortgage loans held for investment in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Loans that are delinquent for 60 days or more are considered non-performing.

December 31, 2014

	Unpaid
	Principal	Premium	Amortized	Gross Unrealized(1)			Weighted Average
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Mortgage Loans Held for
Investment
Performing
Fixed	$265,306,697	$(51,501,092)	$213,805,605	$26,732,362	$(1,383,524)	$239,154,443	4.50%	7.28%
ARM	162,858,201	(21,343,046)	141,515,155	9,568,296	(1,441,035)	149,642,416	3.59	7.10
Total performing	428,164,898	(72,844,138)	355,320,760	36,300,658	(2,824,559)	388,796,859	4.15	7.21
Non-performing(3)	35,945,165	(6,039,073)	29,906,092	840,097	(4,369,886)	26,376,303	5.48	7.13
Total Mortgage Loans
Held for Investment	$464,110,063	$(78,883,211)	$385,226,852	$37,140,755	$(7,194,445)	$415,173,162	4.26%	7.20%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment.
(2)	Unleveraged yield.
(3)	Loans that are delinquent for 60 days or more are considered non-performing.

The following table presents the difference between the fair value and the aggregate unpaid principal balance of the Company's mortgage loans held for investment at March 31, 2015 and December 31, 2014 which showed evidence of credit deterioration at the time of purchase:

	March 31, 2015			December 31, 2014
		Unpaid Principal			Unpaid Principal
	Fair Value	Balance	Difference	Fair Value	Balance	Difference
Loan Type
Performing loans:
Fixed	$236,117,875	$259,710,065	$(23,592,190)	$239,154,443	$265,306,697	$(26,152,254)
ARM	146,572,508	160,940,111	(14,367,603)	149,642,416	162,858,201	(13,215,785)
Total performing loans	382,690,383	420,650,176	(37,959,793)	388,796,859	428,164,898	(39,368,039)
Non-performing loans	26,146,952	35,857,812	(9,710,860)	26,376,303	35,945,165	(9,568,862)
Total	$408,837,335	$456,507,988	$(47,670,653)	$415,173,162	$464,110,063	$(48,936,901)

The following table presents the change in accretable yield for the Company's mortgages held for investment which had shown evidence of credit deterioration since origination at the time of purchase for the three month period ended March 31, 2015 and March 31, 2014.

	March 31,	March 31,
	2015	2014
Accretable yield, beginning of period	$267,509,905	$223,401,697
Acquisitions	—	55,532,098
Accretion	(6,605,967)	(5,649,553)
Reclassifications from nonaccretable difference	(1,686,736)	4,326,116
Accretable yield, end of period	$259,217,202	$277,610,358

For loans acquired during the three months ended March 31, 2014, the contractually required payments and cash flows expected to be collected as of the acquisition date were approximately $187.5 million and $140.3 million, respectively. Additionally, the fair value of the loans acquired as of the acquisition date was equal to the purchase price. The Company did not purchase any loans during the three months ended March 31, 2015.

Newly originated loans at the time of purchase

During the three month period ended March 31, 2015 and the year ended December 31, 2014, the Company's acquisition of mortgage loans held for investment which were newly originated at the time of purchase were as follows:

	Aggregate Unpaid	Loan Repurchase
Acquisition Date	Principal Balance	Facilities Used
	(in millions)
Three months ended March 31, 2015	$1.4	$1.3
Year ended December 31, 2014	$0.8	$0.7

The following table sets forth certain information regarding the Company's mortgage loans held for investment at March 31, 2015 and December 31, 2014 which were newly originated at the time of purchase:

March 31, 2015

	Unpaid
	Principal	Premium	Amortized	Gross Unrealized(1)			Weighted Average
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Performing
Fixed	$2,211,064	$45,308	$2,256,372	$—	$(2,347)	$2,254,025	4.51%	4.21%
Total Mortgage
Loans Held for
Investment	$2,211,064	$45,308	$2,256,372	$—	$(2,347)	$2,254,025	4.51%	4.21%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded a loss of $5,885 for the three months ended March 31, 2015 as change in unrealized gain or loss on mortgage loans held for investment in the consolidated statements of operations.
(2)	Unleveraged yield.

December 31, 2014

	Unpaid
	Principal	Premium	Amortized	Gross Unrealized(1)			Weighted Average
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Performing
Fixed	$766,965	$16,173	$783,138	$3,538	$—	$786,676	4.38%	4.20%
Total Mortgage
Loans Held for
Investment	$766,965	$16,173	$783,138	$3,538	$—	$786,676	4.38%	4.20%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment.
(2)	Unleveraged yield.

Concentrations

At March 31, 2015 and December 31, 2014, the Company's mortgage loans held for investment, at fair value consisted of mortgage loans on residential real estate located throughout the United States. The following is a summary of certain concentrations of credit risk in the mortgage loan portfolio at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Concentration
Percentage of fair value of mortgage loans with unpaid principal balance to current property value in excess of 100%	54.5%	55.7%
Percentage of fair value of mortgage loans secured by properties in the following states:
Each representing 10% or more of fair value:
California	26.6%	26.2%
Florida	16.1%	16.6%
Additional state representing more than 5% of fair value:
Georgia	5.8%	5.7%
New York	5.0%	5.1%

At March 31, 2015, the interest rates on the Company's mortgage loans held for investment ranged from 1.75% – 12.20% and the contractual maturities ranged from 1 – 45 years.

REO

At March 31, 2015 and December 31, 2014, the Company had REO of $1,514,307 and $1,282,669, respectively. Such amounts are included in other assets in the Company's consolidated balance sheets.

Additionally, at March 31, 2015 and December 31, 2014 the carrying amount of mortgage loans held for investment secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction is $6,881,795 and $4,762,509, respectively.

6. Mortgage Loans Held for Sale

During the three months ended March 31, 2015 and year ended December 31, 2014, the Company's mortgage loans held for sale activity was as follows:

	Three Months Ended	Year Ended
	March 31, 2015	December 31, 2014
Balance at beginning of period / year	$97,690,960	$–
Acquisition of GMFS	–	92,512,390
Loan originations	451,669,250	253,934,598
Sales	(431,251,708)	(245,140,671)
Gain (loss) on sale	7,920,341	(3,615,357)
Balance at end of period / year	$126,028,843	$97,690,960

The following summarizes mortgage loans held for sale, at fair value at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Unpaid Principal		Unpaid Principal
	Balance	Fair Value	Balance	Fair Value
Conventional	$77,601,191	$79,049,827	$55,073,645	$57,058,195
Governmental	23,619,075	25,941,763	13,407,781	14,601,797
Reverse mortgage	1,548,402	1,738,423	1,600,449	1,765,552
United States Department of Agriculture loans	10,001,501	10,504,855	16,105,088	17,069,138
United States Department of Veteran Affairs loan	8,120,220	8,793,975	6,730,696	7,196,278
Total	$120,890,389	$126,028,843	$92,917,659	$97,690,960

At March 31, 2015 and December 31, 2014 all of the Company's mortgage loans held for sale were pledged to secure warehouse lines of credit and repurchase agreements related to the GMFS origination platform.

7. Real Estate Securities and Other Investment Securities

The Company's non-Agency RMBS portfolio is not issued or guaranteed by Fannie Mae, Freddie Mac or any other U.S. Government agency or a federally chartered corporation and is therefore subject to additional credit risks.

The following table sets forth certain information regarding the Company's RMBS and Other Investment Securities at March 31, 2015 and December 31, 2014:

March 31, 2015

	Principal or
	Notional	Premium	Amortized	Gross Unrealized(1)			Weighted Average
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Real estate securities
Non-Agency RMBS
Alternative – A(3)	$113,209,979	$(54,273,068)	$58,936,911	$1,982,569	$(537,495)	$60,381,985	2.36%	6.90%
Pay option adjustable
rate	56,669,229	(10,789,139)	45,880,090	100,885	(1,381,128)	44,599,847	0.94	6.27
Prime	42,427,216	(5,693,864)	36,733,352	1,322,235	(135,225)	37,920,362	3.59	6.62
Subprime	5,912,067	(3,239,139)	2,672,928	139,050	-	2,811,978	0.33	8.41
Total RMBS	$218,218,491	$(73,995,210)	$144,223,281	$3,544,739	$(2,053,848)	$145,714,172	2.18%	6.66%
Other Investment
Securities	$2,250,000	$27,497	$2,277,497	$—	$(89,905)	$2,187,592	3.92%	5.78%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its real estate securities and Other Investment Securities. The Company recorded a loss of $0.2 million and $2.7 million for the three months ended March 31, 2015 and March 31, 2014, as change in unrealized gain or loss on real estate securities in the consolidated statements of operations. The Company also recorded a gain of $0.1 million and $0.4 million for the three months ended March 31, 2015 and March 31, 2014, as change in unrealized gain or loss on Other Investment Securities in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Alternative – A RMBS includes an IO with a notional balance of $44.9 million.

December 31, 2014

	Principal or
	Notional	Premium	Amortized	Gross Unrealized(1)			Weighted Average
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Real estate securities
Non-Agency RMBS
Alternative – A(3)	$118,547,109	$(58,583,222)	$59,963,887	$1,916,611	$(583,958)	$61,296,540	3.44%	7.03%
Pay option adjustable
rate	58,122,808	(11,491,663)	46,631,145	80,848	(1,170,668)	45,541,325	0.93	6.12
Prime	43,803,995	(6,219,091)	37,584,904	1,545,452	(65,280)	39,065,076	3.60	6.79
Subprime	6,028,003	(3,290,867)	2,737,136	—	(54,344)	2,682,792	0.33	16.98
Total RMBS	$226,501,915	$(79,584,843)	$146,917,072	$3,542,911	$(1,874,250)	$148,585,733	2.62%	6.96%
Other Investment
Securities	$2,250,000	$16,756	$2,266,756	$—	$(226,224)	$2,040,532	3.92%	5.90%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its real estate securities and Other Investment Securities.
(2)	Unleveraged yield.
(3)	Alternative – A RMBS includes an IO with a notional balance of $48.6 million.

Non-Agency RMBS

The following tables present certain information regarding the Company's non-Agency RMBS at March 31, 2015 and December 31, 2014:

March 31, 2015

	Non-Agency RMBS		Weighted
	Fair Value	Amortized Cost	Average Yield
Weighted average life(1)
Greater than 5 years	$145,714,172	$144,223,281	6.66%
	$145,714,172	$144,225,281	6.66%
____________________

(1)	Actual maturities of real estate securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and credit losses.

December 31, 2014

	Non-Agency RMBS		Weighted Average
	Fair Value	Amortized Cost	Yield
Weighted average life(1)
Greater than 5 years	$148,585,733	$146,917,072	6.96%
	$148,585,733	$146,917,072	6.96%
____________________

(1)	Actual maturities of real estate securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and credit losses.

Non-Agency RMBS
	March 31, 2015	December 31, 2014
Contractual maturities (range)	20.1 to 32.0 years	20.3 to 32.3 years
Weighted average maturity	24.6 years	24.9 years

All real estate securities held by the Company at March 31, 2015 and December 31, 2014 were issued by issuers based in the United States.

Other Investment Securities

The following tables present certain information regarding the Company's Other Investment Securities at March 31, 2015 and December 31, 2014:

March 31, 2015

	Other Investment Securities		Weighted
	Fair Value	Amortized Cost	Average Yield
Weighted average life(1)
Greater than 5 years	$2,187,592	$2,277,497	5.78%
	$2,187,592	$2,277,497	5.78%
____________________

(1)	Actual maturities of Other Investment Securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and credit losses.

December 31, 2014

	Other Investment Securities		Weighted
	Fair Value	Amortized Cost	Average Yield
Weighted average life(1)
Greater than 5 years	$2,040,532	$2,266,756	5.90%
	$2,040,532	$2,266,756	5.90%
____________________

(1)	Actual maturities of Other Investment Securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and credit losses.

Other Investment Securities
	March 31,	December 31,
	2015	2014
Contractual maturity	9.5 years	9.7 years
Weighted average maturity	9.5 years	9.7 years

All Other Investment Securities held by the Company at March 31, 2015 and December 31, 2014 were issued by issuers based in the United States.

The following table presents certain additional information regarding the Company's RMBS and Other Investment Securities:

	Three Months Ended
	March 31, 2015	March 31, 2014
Proceeds from the sale of real estate securities	$—	$2,072,198
Realized gain (loss) on the sale of real estate securities	—	73,619

The Company did not have any realized losses on real estate securities relating to OTTI for the three months ended March 31, 2015 and March 31, 2014.

8. Mortgage Servicing Rights

The Company's MSRs consist of conforming conventional loans sold to Fannie Mae and Freddie Mac or loans securitized in Ginnie Mae securities. Similarly, the government loans serviced by the Company are secured through Ginnie Mae, whereby the Company is insured against loss by the FHA or partially guaranteed against loss by the VA.

The activity of MSRs for the three months ended March 31, 2015 and year ended December 31, 2014 is as follows:

	March 31,	December 31,
	2015	2014
Balance at beginning of period / year	$33,378,978	$—
Acquisition of MSRs in connection with purchase of GMFS	—	32,300,337
Additions due to loans sold, servicing retained	3,409,899	2,763,014
Fair value adjustment:(1)
Changes in valuation inputs or assumptions used in valuation model(2)	(2,710,478)	(1,420,925)
Other changes(3)	(714,436)	(263,448)
Balance at end of period / year	$33,363,963	$33,378,978
____________________

(1)	Included in change in fair value of MSRs in the Company's consolidated statements of operations.
(2)	Primarily reflects changes in prepayment assumptions due to changes in interest rates and discount rates.
(3)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid off during the period.

The Company's MSR portfolio at March 31, 2015 and December 31, 2014 is summarized as follows:

	March 31, 2015		December 31, 2014
	Unpaid Principal		Unpaid Principal
	Balance	Fair Value	Balance	Fair Value
Fannie Mae	$1,693,627,085	$16,428,501	$1,640,799,719	$17,078,181
Ginnie Mae	1,184,404,965	12,938,954	1,146,234,768	13,102,076
Freddie Mac	394,182,063	3,996,508	291,939,855	3,198,721
Total	$3,272,214,113	$33,363,963	$3,078,974,342	$33,378,978

The Company contracts with licensed sub-servicers to perform all servicing functions for these loans. The following table presents the loan servicing fee income, net of direct costs, for the three months ended March 31, 2015:

Income	$2,384,402
Late charges	35
Cost of sub-servicer	(747,338)
Loan servicing fees, net of direct costs	$1,637,099

The Company did not have any loan servicing fees, net of direct costs prior to the acquisition of GMFS on October 31, 2014.

9. Warehouse Lines of Credit

At March 31, 2015 and December 31, 2014, the Company has two warehouse lines of credit and two master repurchase agreements, each with different lenders, which provide financing for the Company’s origination of mortgage loans held for sale (the “Warehouse Line of Credit”).

The warehouse lines of credit and repurchase agreements are secured by a portion of the Company's mortgage loans held for sale and bear interest at a rate that has historically moved in close relationship to LIBOR.

The following tables present certain information regarding the Company's Warehouse Lines of Credit at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Availability	$165,000,000	$130,000,000
Expiration date	April 2015 – June 2016	January 2015 – June 2016
Outstanding balance	$116,886,558	$89,417,564

The agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. The Company was in compliance with all significant debt covenants for the three months ended March 31, 2015 and year ended December 31, 2014.

The following table presents certain information regarding the Company's warehouse lines of credit at March 31, 2015 and December 31, 2014 by remaining maturity:

	March 31, 2015		December 31, 2014
		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate
Warehouse lines of credit maturing within
30 days or less	$32,510,738	2.48%	$21,210,431	2.47%
Greater than 180 days to 1 year	77,121,620	2.47	57,118,533	2.46
Greater than 1 year	7,254,200	2.93	11,088,600	2.92
Total balance/weighted average rate	$116,886,558	2.50%	$89,417,564	2.52%

10. Loan Repurchase Facilities

At March 31, 2015 and December 31, 2014 the Company had the following outstanding master repurchase agreements with Citibank, N.A. (the “Citi Loan Repurchase Facility”) and Credit Suisse First Boston Mortgage Capital LLC (the “Credit Suisse Loan Repurchase Facility”) used to fund the purchase of mortgage loans held for investments:

March 31, 2015

		Credit Suisse First Boston
Lender	Citibank, N.A	Mortgage Capital LLC
	Distressed and Re-
Collateral type funded by facility	Performing Loans	Newly Originated Loans
Availability	$325,000,000	$100,000,000
Maturity date	May 22, 2015(3)	August 13, 2015
Outstanding balance	$297,854,922	$1,992,856

December 31, 2014

		Credit Suisse First Boston
Lender	Citibank, N.A	Mortgage Capital
	Distressed and Re-
Collateral type funded by facility	Performing Loans	Newly Originated Loans
Availability	$325,000,000 (1)	$100,000,000
Maturity date	May 22, 2015(2)	August 13, 2015
Outstanding balance	$299,402,024	$690,269
____________________

(1)	The original borrowing capacity of $250.0 million was amended on March 27, 2014 to $325.0 million.
(2)	The original maturity date of May 29, 2014 was amended on May 23, 2014 to May 22, 2015.
(3)	The Company is in discussions with the lender and expects to renew the loan repurchase facility for an additional 364 day commitment period prior to the expiration of the initial commitment period. However, the renewal is subject to the finalization of definitive agreements and there can be no assurance that the renewal will occur.

Each of the facilities is collateralized by the underlying mortgages and related documents and instruments and the obligations are fully guaranteed by the Company.

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

The Loan Repurchase Facilities contain margin call provisions that provide the lenders with certain rights in the event of a decline in the market value of the mortgage loans backing the purchased Trust Certificates, subject to a floor amount. Under these provisions, the lenders may require the Company to transfer cash sufficient to eliminate any margin deficit resulting from such a decline. At March 31, 2015 and December 31, 2014, the Company has met all of its margin requirements.

The agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth and maximum debt to net worth ratio, as defined in the agreements. The Company was in compliance with all significant debt covenants for the three months ended March 31, 2015 and year ended December 31, 2014.

The following table presents certain information regarding the Company's Loan Repurchase Facilities at March 31, 2015 and December 31, 2014, by remaining maturity:

	March 31, 2015		December 31, 2014
		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate
Loan Repurchase Facilities borrowings maturing within
31-60 days	$297,854,922	2.93%	$—
91-180 days	1,992,856	2.46%	299,402,024	2.92%
Greater than 180 days to 1 year	—	—	690,269	2.46%
Total balance/weighted average rate	$299,847,778	2.92%	$300,092,293	2.92%

The following table presents information with respect to the Company's posting of mortgage loan collateral for the Loan Repurchase Facilities at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Loan Repurchase Facilities	$299,847,778	$300,092,293
Fair value of Trust Certificates pledged as collateral	410,224,841	415,814,067
Fair value of mortgage loans not pledged as collateral	866,519	145,771
Cash pledged as collateral	1,872	—
Unused Amount(1)	125,152,222	124,907,707
____________________

(1)	The amount the Company is able to borrow under the Loan Repurchase Facilities is tied to the fair value of unencumbered Trust Certificates eligible to secure those agreements and the Company's ability to fund the agreements' margin requirements relating to the collateral sold.

The following table presents additional information with respect to the Loan Repurchase Facilities:

	Three Months Ended
	March 31, 2015	March 31, 2014
Weighted average interest rate	3.13%	2.91%
Average unpaid principal balance of loans sold under agreements to repurchase	$723,660	$192,380
Maximum daily amount outstanding	302,037,635	297,524,403
Interest expense	2,352,936	1,830,907

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

The following table presents certain information regarding the Company's securities repurchase agreements at March 31, 2015 and December 31, 2014 by remaining maturity and collateral type:

	March 31, 2015
	Non-Agency RMBS		Other Investment Securities
		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate
Securities repurchase agreements maturing within
30 days or less	$98,141,400	1.58%	$1,484,437	1.68%
Total balance/weighted average rate	$98,141,400	1.58%	$1,484,437	1.68%

	December 31, 2014
	Non-Agency RMBS		Other Investment Securities
		Weighted Average		Weighted
	Balance	Rate	Balance	Average Rate
Securities repurchase agreements maturing within
30 days or less	$101,553,292	1.57%	$1,460,813	1.66%
Total balance/weighted average rate	$101,553,292	1.57%	$1,460,813	1.66%

Although securities repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or cash to fund margin calls.

The following table presents information with respect to the Company's posting of collateral under its securities repurchase agreements at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Total outstanding under securities repurchase agreements secured by non-Agency RMBS	$98,141,400	$101,553,292
Total outstanding under securities repurchase agreements secured by Other Investment Securities	1,484,437	1,460,813
Fair value of non-Agency RMBS pledged as collateral	133,064,497	135,779,193
Fair value of Other Investment Securities pledged as collateral	2,187,592	2,040,532
Fair value of non-Agency RMBS not pledged as collateral	12,649,675	12,806,540
Fair value of Other Investment Securities not pledged as collateral	—	—
Cash pledged as collateral	878,401	684,256

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

The unamortized discount is as follows:

	March 31,	December 31,
	2015	2014
Unamortized discount	$1,776,325	$2,025,259

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

As a result of the NYSE related limitation on the use of share-settlement for the full conversion option, the embedded conversion option does not qualify for equity classification and instead is separately valued and accounted for as a derivative liability. The initial value allocated to the derivative liability was $1.3 million, which represents a discount to the debt to be amortized through interest expense using the effective interest method through the Maturity Date. During each reporting period, the derivative liability is marked to fair value through earnings. At March 31, 2015 and December 31, 2014, the fair value of the derivative liability was as follows:

	March 31,	December 31,
	2015	2014
Fair value of derivative liability	$1,501,721	$1,022,248

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

LPCs

The Company enters into LPCs as a means to help mitigate interest rate risk. The LPCs are pursuant to Master Loan Purchase Agreements with approved, third party residential loan originators to purchase residential loans, which meet the guidelines established by the Company, at a future date. LPCs provide that loans acceptable to the Company be delivered if and when they close and are subject to "pair off" fees if the loans are not delivered by the seller.

IRLCs

The Company enters into IRLCs to originate residential mortgage loans held for sale, at specified interest rates and within a specified period of time (generally between 30 and 90 days), with customers who have applied for a loan and meet certain credit and underwriting criteria.

MBS Forward Sales Contracts and TBA Securities

Residential Mortgage Banking Segment

The Company manages the interest rate price risk associated with its outstanding IRLCs and mortgage loans held for sale in this investment segment by entering into derivative loan instruments such as MBS forward sales contracts, some of which are TBA securities. The Company expects these derivatives will experience changes in fair value opposite to changes in fair value of the IRLCs and mortgage loans held for sale, thereby reducing earnings volatility. The Company takes into account various factors and strategies in determining the portion of the interest lock commitments and mortgage loans held for sale it wants to economically hedge.

Residential Mortgage Loans Held for Investment Segment

The Company may, and has in the past, enter into TBA contracts for this investment segment as a means of acquiring exposure to Agency RMBS and may, from time to time, utilize TBA dollar roll transactions to finance Agency RMBS purchases. The Company may also enter into TBA contracts as a means of hedging against short-term changes in interest rates. The Company may choose, prior to settlement, to move the settlement of these securities to a later date by entering into an offsetting position (referred to as a "pair off"), settling the paired off positions against each other for cash, and simultaneously entering into a similar TBA contract for a later settlement date, which is commonly and collectively referred to as a "dollar roll" transaction. The Company accounts for its TBA contracts as derivative instruments due to the fact that it does not intend to take physical delivery of the securities.

The Company had no exposure to TBA contracts for this segment at any time during the three months ended March 31, 2015 and March 31, 2014. At March 31, 2015 and December 31, 2014, the Company did not have any TBA contracts outstanding.

Conversion Option – 8% Exchangeable Senior Notes Due 2016

Changes in the fair value of the conversion option derivative related to the Exchangeable Senior Notes are recorded through earnings.

Derivative Instruments

The following table summarizes information related to derivative instruments held at March 31, 2015 and December 31, 2014:

Non-hedge derivatives	March 31, 2015	December 31, 2014
Notional amount of interest rate swaption	$—	$225,000,000
Notional amount of interest rate swaps	17,200,000	17,200,000
LPCs (Principal balance of underlying loans)	5,094,500	1,905,700
IRLCs (Principal balance of underlying loans)	207,560,141	118,486,590
MBS forward sales contracts	219,000,000	154,000,000

The notional amount is not representative of the maximum exposure to the Company.

The following table presents the fair value of the Company's derivative instruments and their balance sheet location at March 31, 2015 and December 31, 2014:

Derivative instruments	Designation	Balance Sheet Location	March 31, 2015	December 31, 2014
Interest rate swaption	Non-hedge	Derivative assets, at fair value	$—	$—
Interest rate swaps	Non-hedge	Derivative liabilities, at fair value	(1,164,643)	(860,553)
Exchangeable Senior Notes conversion option	Non-hedge	Derivative liabilities, at fair value	(1,501,721)	(1,022,248)
LPCs	Non-hedge	Derivative assets, at fair value	27,859	4,037
IRLCs	Non-hedge	Derivative assets, at fair value	4,417,577	2,481,063
MBS forward sales contracts	Non-hedge	Derivative liabilities, at fair value	(1,341,094)	(702,383)

The following table summarizes gains and losses related to derivatives:

		Three Months Ended
Non-hedge derivatives	Income Statement Location	March 31, 2015	March 31, 2014
Interest rate swaption	Gain/(loss) on derivative instruments related to investment portfolio	$—	$(2,542,292)
Interest rate swaps	Gain/(loss) on derivative instruments related to investment portfolio	(451,439)	(457,285)
Exchangeable Senior Notes conversion option	Gain/(loss) on derivative instruments related to investment portfolio	(479,473)	(109,104)
LPCs	Gain/(loss) on derivative instruments related to investment portfolio	23,822	—
IRLCs	Mortgage banking activities, net	1,936,514	—
MBS forward sales contracts	Mortgage banking activities, net	(638,711)	—

The Company did not have any IRLCs or MBS forward sales contracts prior to the acquisition of GMFS on October 31, 2014.

Interest Rate Swaption

The following table presents information about the Company's interest rate swaption agreement at December 31, 2014:

Swaption Expiration	Notional Amount	Strike Rate	Swap Maturity
January 15, 2015	$225,000,000	3.64%	2025

The credit support annex provisions of the Company's interest rate swaption agreement allow the parties to mitigate their credit risk by requiring the party which is out of the money to post collateral.

The interest rate swaption agreement expired in January 2015.

Interest Rate Swaps

The following tables present information about the Company's interest rate swap agreements at March 31, 2015 and December 31, 2014:

March 31, 2015

		Weighted Average Pay	Weighted Average	Weighted Average
Maturity	Notional Amount	Rate	Receive Rate	Years to Maturity
2023	$17,200,000	2.72%	0.26%	8.3
Total/Weighted average	$17,200,000	2.72%	0.26%	8.3

December 31, 2014

		Weighted Average Pay	Weighted Average	Weighted Average
Maturity	Notional Amount	Rate	Receive Rate	Years to Maturity
2023	$17,200,000	2.72%	0.23%	8.6
Total/Weighted average	$17,200,000	2.72%	0.23%	8.6

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

Collateral

At March 31, 2015 and December 31, 2014 all collateral provided under the interest rate swaption and interest rate swap agreements consisted of cash collateral.

Cash pledged as collateral against the Company's interest rate swaption agreement and interest rate swap agreements at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Interest rate swaption agreements	$—	$4,886,011
Interest rate swap agreements	2,150,106	1,572,811

Such amounts are included in restricted cash in the Company's consolidated balance sheets.

14. Mortgage Banking Activities

The following table presents the components of mortgage banking activities, net, recorded in the Company's consolidated statements of operations for the three months ended March 31, 2015:

Gain on sale of mortgage loans held for sale, net of direct costs(1)	$10,956,258
Provision for loan indemnification	(192,866)
Loan origination fee income	388,997
Total	$11,152,389
____________________

(1)	Includes the change in fair value related to IRLCs and MBS forward sales contracts held during the three months ended March 31, 2015.

The Company did not have any mortgage banking activities prior to the acquisition of GMFS on October 31, 2014.

15. Loan Indemnification Reserve

The Company has established a liability for potential losses related to these representations and warranties with a corresponding provision recorded for loan losses. The liability is included in accounts payable and other liabilities in the Company's consolidated balance sheets and the provision is included in mortgage banking activities, net in the Company's consolidated statements of operations. In assessing the adequacy of the liability, management evaluates various factors including actual losses on repurchases and indemnifications during the period, historical loss experience, known delinquent and other problem loans, and economic trends and conditions in the industry. Actual losses incurred are reflected as charge-offs against the reserve liability.

The activity in the loan indemnification reserve is as follows for the three months ended March 31, 2015 and for the year ended December 31, 2014 is as follows:

	Three Months Ended	Year Ended
	March 31, 2015	December 31, 2014
Balance at the beginning of period/year	$2,662,162	$—
Acquisition of GMFS	—	2,560,907
Loan losses incurred	(42,356)	—
Provision for losses	180,163	101,255
Balance at end of period/year	$2,799,969	$2,662,162

Because of the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. At March 31, 2015 and December 31, 2014, the reasonably possible loss above our recorded loan indemnification reserve was not considered material.

16. Income Taxes

For the three months ended March 31, 2015 and years ended December 31, 2014, 2013, 2012 and 2011, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders and does not engage in prohibited transactions. The majority of States also recognize the Company’s REIT status.

The Company has made separate joint elections with three of its subsidiaries, ZFC Funding, Inc., ZFC Trust TRS I, LLC and ZFC Honeybee TRS, LLC to treat such subsidiaries as taxable REIT subsidiaries (the "TRS entities"). The Company’s TRS entities file separate tax returns and are taxed as standalone C-Corporations for U.S. income tax purposes.

The following table summarizes the tax provision (benefit) recorded at the TRS entity level for the three months ended March 31, 2015 and March 31, 2014.

Provision for Income Taxes

	Three Months Ended March 31,
	2015	2014
Current provision for income taxes
Federal	$-	$-
State	-	-
Total current provision (benefit) for income taxes	$-	$-

	Three Months Ended March 31,
	2015	2014
Deferred provision for income taxes
Federal	$(120,431)	$-
State	(25,098)	-
Total deferred provision (benefit) for income taxes	(145,529)	-

Total provision (benefit) for income taxes	$(145,529)	$-

The following is a reconciliation of the statutory federal and state rates to the effective rates for the three months ended March 31, 2015 and March 31, 2014.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	Three Months Ended March 31,
	2015	2014
Tax expense (benefit) at statutory rate	35.00%	35.00%
State Tax (Net of Federal Benefit)	(10.97%)	0.00%
Permanent differences	0.27%	0.00%
Valuation Allowance	31.82%	0.00%
Benefit of REIT Dividend paid deduction	(109.68%)	(35.00%)
Effective Tax Rate	(53.56%)	0.00%

The Company’s effective tax rate differs from its statutory tax rate primarily due to the deduction of dividend distributions required to be paid under Code section 857(a) partially offset by an increase in deferred tax asset valuation allowances.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” approach. Our estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations. The deferred tax assets and liabilities reported below relate solely to the TRS entities.

For the three months ended March 31, 2015, the Company had activity in the ZFC Honeybee TRS, LLC which resulted in a deferred tax asset of $996,526 related to net operating losses and future deductible amounts. The realization of the deferred tax asset related to ZFC Honeybee TRS, LLC is dependent on generating sufficient taxable income in the periods in which the temporary differences become deductible and prior to the expiration of NOL carryforwards. Based on historical performance and forecast of future taxable income, the Company believes that it is more likely than not ZFC Honeybee TRS, LLC will be able to utilize the net operating loss and other temporary differences in future.

The Company also had activity in ZFC Trust TRS I, LLC and ZFC Funding, Inc., which resulted in a deferred tax asset of $758,364. As of March 31, 2015, the Company established a full valuation allowance for the deferred tax asset related to net operating loss and other future deductible amounts of ZFC Trust TRS I, LLC and ZFC Funding, Inc., as these entities do not have a history of positive taxable income and are currently in a cumulative taxable loss position since inception.

For the three months ended March 31, 2014, the Company had activity in the ZFC Trust TRS I, LLC and ZFC Funding, Inc. which resulted in deferred tax asset of $43,473 related to net operating losses and future deductible amounts for tax purposes. A full valuation allowance had been established with respect to taxes at the date of the consolidated balance sheet for the quarter ended March 31, 2014 for the deferred tax asset.

Components of our net deferred tax assets and liabilities at March 31, 2015 and March 31, 2014 are presented in the following table:

Deferred Tax Assets (Liabilities)

	Three Months Ended March 31,
	2015	2014
Deferred tax assets
Tax effect of unrealized losses and other temporary differences	$1,273,154	$-
Net operating loss carryforward	1,817,134	43,473
Total deferred tax assets	3,090,288	43,473

Deferred tax liabilities
Tax effect of unrealized gains and other temporary differences	(1,335,398)
Total deferred tax liabilities	(1,335,398)	-

Valuation allowance	758,364	43,473

Total Deferred Tax Assets, net of Valuation Allowance	$996,526	$-

The Company evaluates uncertain income tax positions when applicable. Based upon its analysis of income tax positions, the Company concluded that there are no significant uncertain tax positions that meet the recognition or measurement criteria at either March 31, 2015 or March 31, 2014. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.

17. Earnings Per Share

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share:

	Three Months Ended
	March 31, 2015	March 31, 2014
Numerator:
Net income/(loss) attributable to ZAIS Financial Corp. common stockholders (Basic)	$373,780	$2,224,205
Effect of dilutive securities:
Net income allocated to non-controlling interests	43,466	258,654
Exchangeable Senior Notes
Interest expense	—	—
Gain on derivative instruments	—	—
Total – Exchangeable Senior Notes	—	—
Net income/(loss) available to stockholders, after effect of dilutive securities	$417,246	$2,482,859

Denominator:
Weighted average number of shares of common stock	7,970,886	7,970,886
Effect of dilutive securities:
Weighted average number of OP units	926,914	926,914
Weighted average number of shares convertible under Exchangeable Senior Notes	—	—
Diluted weighted average shares outstanding	$8,897,800	$8,897,800
Net income per share applicable to ZAIS Financial Corp. common stockholders – Basic	$0.05	$0 .28
Net income per share applicable to ZAIS Financial Corp. common stockholders – Diluted	$0.05	$0 .28

The dilutive effect of OP units, if any, is computed assuming all units are converted to common stock. The dilutive effect of the Exchangeable Senior Notes, if any, is computed assuming shares converted are limited to 1,779,560 pursuant to New York Stock Exchange ("NYSE") restrictions.

18. Related Party Transactions

ZAIS REIT Management, LLC

The Company is externally managed and advised by the Advisor, a subsidiary of ZAIS. Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company's affairs on a day-to-day basis including, among other responsibilities, (i) the origination, selection, purchase and sale of the Company's portfolio of assets, (ii) arranging the Company's financing activities and (iii) providing the Company with advisory services.

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

For the three month periods ended March 31, 2015 and March 31, 2014, the Company incurred the following fees pursuant to the Investment Advisory Agreement:

	Three Months Ended
	March 31, 2015	March 31, 2014
Advisory fees	$702,755	$702,755
Loan sourcing fees	8,045	—
Total – Advisory fees – related party	$710,800	$702,755

Such amounts are included in Advisory fee – related party" in the Company's consolidated statements of operations. At March 31, 2015, $710,800 in advisory fee expense and loan sourcing fee expense was included in accounts payable and other liabilities in the Company's consolidated balance sheet. The fees were calculated and payable as set forth above.

During the normal course of business GMFS provides a variety of services to related parties including accounting, technology and due diligence services. For the three month periods ended March 31, 2015 and March 31, 2014, GMFS received $4,800, from the related parties, which are included in other income in the Company's consolidated statements of operations. GMFS has $1,281 due from related parties at March 31, 2015 which are included in other assets in the Company's consolidated balance sheets.

On March 17, 2015, a business combination was completed between HF2 Financial Management Inc. ("HF2 Financial"), a special purpose acquisition company, and ZAIS Group Parent, LLC (“ZGP”) pursuant to a definitive agreement dated September 16, 2014. The current owners of ZGP did not receive any proceeds at the closing of the transaction and retained a significant equity stake in ZGP. Following the close of the transaction, ZAIS's current management team has remained in place to continue to lead the combined organization.

19. Stockholders' Equity

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

Dividends and Distributions

During the year ended December 31, 2014 and the three months ended March 31, 2015 the Company declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount per Share
Year ended December 31, 2014:
March 20, 2014	March 31, 2014	April 14, 2014	$0.40
June 18, 2014	June 30, 2014	July 15, 2014	$0.40
September 18, 2014	September 30, 2014	October 15, 2014	$0.40
December 19, 2014	December 31, 2014	January 15, 2015	$0.40
Three months ended March 31, 2015:
March 19, 2015	March 31, 2015	April 15, 2015	$0.40

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

20. Non-controlling Interests

Non-controlling interests included in the Company's consolidated financial statements consist of the OP units in the Operating Partnership held by parties other than the Company.

Certain investors own OP units in the Operating Partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interest in the Operating Partnership is reduced and the Company's equity is increased. At March 31, 2015 and December 31, 2014, the non-controlling interest OP unit holders owned 926,914 OP units, or 10.4% of the OP Units issued by the Operating Partnership.

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

In late April 2015, the Company received a claim from a counterparty with whom a statute of limitations tolling agreement is in place relating to certain mortgage loans that were sold servicing released by GMFS prior to its acquisition by ZFC in 2014. The Company is currently evaluating this matter which is in its early stages and is unable to reasonably estimate the amount of probable losses or the range of losses that could potentially exist.

Management is not aware of any other contingencies that would require accrual or disclosure in the consolidated financial statements at March 31, 2015 or December 31, 2014.

Commitments to Originate Loans

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change, and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the mortgagor does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor's residential property.

Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans approximated $296.7 million and $117.7 million at March 31, 2015 and December 31, 2014.

Leases

The Company leases office space for use in its mortgage banking operations in connection under a non-cancelable operating lease. The lease provides that the Company pays taxes, maintenance, insurance, and other occupancy expenses applicable to the leased premises. The lease contains three five-year renewal options at the then existing market rates. The Company also leases equipment under various short-term rental agreements. The Company incurred rent expense of $182,987 for the three months ended March 31, 2015. Such amount is included in operating expenses in the Company's consolidated statements of operations. The Company did not incur any rent expense prior to the acquisition of GMFS on October 31, 2014.

The Company sub-leases a portion of its office space and furniture and fixtures contained therein to two entities (one related and one unrelated). The Company received total sub-lease income for the three months ended March 31, 2015 of $8,256. Such amount is included in other income in the Company's consolidated statements of operations. The Company did not have any sublease income prior to the acquisition of GMFS on October 31, 2014.

At March 31, 2015, the future minimum rental payments for the period from April 1, 2015 to December 31, 2015 and the next five years and thereafter are as follows:

April 1, 2015 – December 31, 2015	$533,333
2016	$555,898
2017	$469,790
2018	$438,305
2019	$151,985
2020	$—
Thereafter	$—

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

As explained in the notes above, while the Company engages in warehouse and repurchase financing activities with several financial institutions, the Company maintains custody accounts with two custodians which hold operating cash accounts and also maintains separate cash accounts with each of its warehouse lenders at March 31, 2015 and December 31, 2014. There is no guarantee that these custodians will not become insolvent. While there are certain regulations that seek to protect customer property in the event of a failure, insolvency or liquidation of a custodian, there is no certainty that the Company would not incur losses due to its assets being unavailable for a period of time in the event of a failure of a custodian that has custody of the Company's assets. Although management monitors the credit worthiness of its custodians, such losses could be significant and could materially impair the ability of the Company to achieve its investment objective.

In the normal course of business, companies in the mortgage banking industry encounter certain economic and regulatory risks. Economic risks include interest rate risk and credit risk. The Company is subject to interest rate risk to the extent that in a rising interest rate environment, the Company may experience a decrease in loan production, as well as decreases in the value of mortgage loans held for sale and in commitments to originate loans, which may negatively impact the Company's operations. Credit risk is the risk of default that may result from the borrowers' inability or unwillingness to make contractually required payments during the period in which loans are being held for sale.

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

The Company's business requires substantial cash to support its operating and investing activities. As a result, the Company is dependent on its warehouse lines of credit, repurchase facilities and other financing facilities in order to finance its continued operations and investments. If the Company's principal lenders decided to terminate or not to renew any of these credit facilities with the Company, the loss of borrowing capacity could have a material adverse impact on the Company's consolidated financial statements unless the Company found a suitable alternative source.

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

23. Offsetting Assets and Liabilities

The following table presents information about certain liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset in the Company's consolidated balance sheets at March 31, 2015 and December 31, 2014:

Offsetting of Liabilities

				Gross Amounts Not Offset in the
				Consolidated Balance Sheets
			Net Amounts of
			Liabilities
		Gross Amounts	Presented in
	Gross Amounts	Offset in the	the
	of Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Liabilities	Balance Sheets	Balance Sheets	Instruments	Pledged	Net Amount
March 31, 2015
Loan Repurchase Facilities	$299,847,778	$—	$299,847,778	$(299,845,906)	$(1,872)	$—
Securities repurchase agreements	99,625,837	—	99,625,837	(98,747,436)	(878,401)	—
Warehouse lines of credit	116,886,558	—	116,886,558	(116,886,558)	—	—
Interest rate swap agreements	1,164,643	—	1,164,643	(1,164,643)	—	—
Total	$517,524,816	$—	$517,524,816	$(516,644,543)	$(880,273)	$—

December 31, 2014
Loan Repurchase Facilities	$300,092,293	$–	$300,092,293	$(300,092,293)	$–	$–
Securities repurchase agreements	103,014,105	–	103,014,105	(102,329,849)	(684,256)	–
Warehouse lines of credit	89,417,564	–	89,417,564	(89,417,564)	–	–
Interest rate swap agreements	860,553	–	860,553	(860,553)	–	–
Total	$493,384,515	$–	$493,384,515	$(492,700,259)	$(684,256)	$–

The Company did not have any assets that are subject to master netting arrangements which can potentially be offset in the Company's consolidated balance sheets at March 31, 2015.

24. Employee Benefit Plan

GMFS has a 401(k) profit sharing plan covering substantially all GMFS employees. Employees may contribute amounts as allowable by IRS and plan limitations. The Company may make discretionary matching and non-elective contributions. The Company made contributions to the plan totaling $89,250 for the three months ended March 31, 2015. Such amount is included in salaries, commissions and benefits in the Company's consolidated statements of operations. The Company did not have a 401(k) profit sharing plan prior to the acquisition of GMFS on October 31, 2014.

25. Segment Information

At December 31, 2014 and for the three months ended March 31, 2014, the Company operated as one operating segment.

Subsequent to the acquisition of GMFS, the Company operates in two operating segments: residential mortgage loan investments and residential mortgage banking. These business segments have been identified based on the Company's organizational and management structure. These segments are based on an internally-aligned segment structure, which is how the Company's results are monitored and performance is assessed.

The residential mortgage loan investment segment includes a portfolio of mortgage loans which were either distressed, re-performing or newly originated. The residential mortgage loan investment segment's financial items consist primarily of net interest income from whole loans and RMBS, changes in unrealized gains and losses from the valuation of the portfolio and realized gains and losses recognized upon the paydowns of mortgage loans and sales of RMBS.

Since the operations of GMFS are conducted in the ZFC Honeybee TRS, LLC, a wholly owned TRS of the Company, the residential mortgage banking segment includes the operations of GMFS, which originates mortgage loans for subsequent sale as whole loans either servicing retained or released, and expenses incurred by ZFC Honeybee TRS, LLC.

Each segment includes the operating and other expenses associated with the respective activities.

Segment contribution represents the measure of profit that management uses to assess the performance of its business segments and make resource allocation and operating decisions. Certain expenses not directly assigned or allocated to one of the two primary segments are included in the Corporate/Other column as reconciling items to the Company's consolidated financial statements. These unallocated expenses primarily include interest expense on the Company's Exchangeable Senior Notes and corporate operating expenses such as insurance, public company expenses, advisory fees, transaction costs and general and administrative expenses.

	Residential
	Mortgage Loan	Residential
	Investments	Mortgage Banking	Corporate/Other	Total
Interest income	$9,079,165	$608,232	–	$9,687,397
Interest expense	2,755,445	553,359	1,436,673	4,745,477
Net interest income (expense)	6,323,720	54,873	(1,436,673)	4,941,920
Non-interest income	–	9,376,430	–	9,376,430
Change in unrealized gain or loss	(1,139,426)	–	–	(1,139,426)
Realized gain	164,788	–	–	164,788
Gain or (loss) on derivative instruments	(907,090)	–	–	(907,090)
Advisory fee – related party	328,966	128,836	252,998	710,800
Salaries, commissions and benefits	–	7,399,258	–	7,399,258
Operating expenses	47,395	1,990,288	881,965	2,919,648
Other expenses:
Expenses	858,453	49,324	–	907,776
Depreciation and amortization	–	227,423	–	227,423
Total other expenses	858,453	276,747	–	1,135,199
Net income/(loss) before income taxes	3,207,178	(363,826)	(2,571,636)	271,717
Income tax benefit	–	145,529	–	145,529
Segment net income (loss)	$3,207,178	$(218,297)	$(2,571,636)	$417,246

The following table is a reconciliation of the net loss of the residential mortgage banking segment to the operations of GMFS for the three months ended March 31, 2015:

Net loss of the residential mortgage banking segment	$(218,297)
Add back (deduct) expenses incurred by ZFC
Honeybee TRS, LLC:
Advisory fee – related party	128,836
Amortization of deferred premiums, production
and profitability earn-outs included in salaries,
commission and benefits	269,367
Operating expenses	732,024
Other expenses	246,409
Income tax benefit	(145,529)
Net income of GMFS	$1,012,810

Supplemental Disclosures:
Mortgage loans held for investment, at fair value	$411,091,360	$–	$–	$411,091,360
Mortgage loans held for investment, at cost	–	991,092	–	991,092
Mortgage loans held for sale	–	126,028,843	–	126,028,843
Real estate securities	145,714,172	–	–	145,714,172
Other investment securities	2,187,592	–	–	2,187,592
Mortgage servicing rights	–	33,363,963	–	33,363,963
Goodwill	–	16,127,070	–	16,127,070
Intangible assets	–	5,471,525	–	5,471,525
Total assets	590,089,277	221,706,787	1,592,299	813,388,363

26. Subsequent Events

In April 2015 the Company amended its $65.0 million master repurchase agreement, which provides financing for the Company’s origination of mortgage loans held for sale to extend the maturity to May 30, 2015.

Item 1A. Forward-Looking Statements

ZAIS Financial Corp. (the “Company”) makes forward-looking statements in this quarterly report on Form 10-Q within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company's control. These forward-looking statements include information about possible or assumed future results of the Company's business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "could," "would," "may," "potential" or the negative of these terms or other comparable terminology, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

●	the Company's investment objectives and business strategy;

●	the Company's ability to obtain future financing arrangements;

●	the Company's expected leverage;

●	the Company's expected investments;

●	the GMFS, LLC ("GMFS") transaction;

●	The HF2 Financial Management Inc. ("HF2 Financial") transaction;

●	estimates or statements relating to, and the Company's ability to make, future distributions;

●	the Company's ability to compete in the marketplace;

●	the Company's ability to originate or acquire the assets it targets and achieve risk-adjusted returns;

●	the Company's ability to borrow funds at favorable rates;

●	market, industry and economic trends;

●	recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System, the Federal Depositary Insurance Corporation, the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Government National Mortgage Association ("Ginnie Mae") and the U.S. Securities and Exchange Commission ("SEC");

●	mortgage loan modification programs and future legislative actions;

●	the Company's ability to maintain its qualification as a real estate investment trust ("REIT");

●	the Company's ability to maintain its exemption from qualification under the Investment Company Act of 1940, as amended (the "1940 Act");

●	projected capital and operating expenditures;

●	availability of qualified personnel;

●	prepayment rates; and

●	projected default rates.

 The Company's beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company or are within its control, including:

●	the factors referenced in the Company's annual report on Form 10-K, including those set forth under Item 1, "Business" and Item 1A, "Risk Factors" therein and the factors described herein under this heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the heading "Quantitative and Qualitative Disclosures about Market Risk";
●	general volatility of the capital markets;
●	changes in the Company's investment objectives and business strategy;
●	the availability, terms and deployment of capital;
●	the availability of suitable investment opportunities;
●	changes in future loan production;
●	the Company's ability to retain certain key managers of GMFS;
●	the Company's dependence on its external advisor, ZAIS REIT Management, LLC (the "Advisor"), and the Company's ability to find a suitable replacement if the Company or the Advisor were to terminate the investment advisory agreement the Company has entered into with the Advisor;
●	changes in the Company's assets, interest rates or the general economy;
●	increased rates of default and/or decreased recovery rates on the Company's investments;
●	changes in interest rates, interest rate spreads, the yield curve or prepayment rates; changes in prepayments of the Company's assets;
●	limitations on the Company's business as a result of its qualification as a REIT; and
●	the degree and nature of the Company's competition, including competition for residential mortgage-backed securities ("RMBS"), loans or its other target assets.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's consolidated financial statements and accompanying Notes included in Item 1, "Financial Statements," of this quarterly report on Form 10-Q and with Items 6, 7, 8, and 9A of the Company’s annual report on Form 10-K. See “Forward-Looking Statements” and “Critical Accounting Policies and Use of Estimates” in this quarterly report on Form 10-Q and in the Company’s annual report on Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this quarterly report on Form 10-Q.

Overview

The Company originates, acquires, finances, sells, services and manages residential mortgage loans. GMFS, a mortgage banking platform the Company acquired in October 2014, originates mortgage loans and the Company acquires performing, re-performing and newly originated loans through other channels. The Company also invests in, finances and manages RMBS that are not issued or guaranteed by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae (“non-Agency RMBS”) with an emphasis on securities that, when originally issued, were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations and mortgage servicing rights (“MSRs”). The Company also has the discretion to invest in RMBS that are issued or guaranteed by a federally chartered corporation or a U.S. Government agency (“Agency RMBS”), including through To-Be-Announced (“TBA”) contracts, and in other real estate-related and financial assets, such as interest only strips created from RMBS (“IOs”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”). The Company refers collectively to the assets it targets as its target assets.

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

Pursuant to the terms of the agreement and plan of merger (the “Merger Agreement”) among ZFC Honeybee TRS, LLC (“Honeybee TRS”), an indirect subsidiary of the Company, ZFC Honeybee Acquisitions, LLC (“Honeybee Acquisitions”), a wholly owned subsidiary of Honeybee TRS, GMFS, and Honeyrep, LLC, solely in its capacity as the security holder representative, Honeybee Acquisitions merged with and into GMFS, with GMFS continuing as the surviving entity and an indirect subsidiary of the Company. GMFS is an approved Fannie Mae Seller-Servicer, Freddie Mac Seller-Servicer, Ginnie Mae issuer, Department of Housing and Urban Development (“HUD”) / Federal Housing Administration (“FHA”) Mortgagee, U.S. Department of Agriculture (“USDA”) approved originator and U.S. Department of Veterans Affairs (“VA”) Lender. GMFS currently originates loans that are eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, VA and USDA through retail, correspondent and broker channels. GMFS also originates and sells reverse mortgage loans as part of its existing operations.

While subject to a final reconciliation of October 31, 2014 values, the preliminary purchase price was approximately $62.8 million at closing which was comprised of the estimated value of GMFS's net tangible assets and a purchase price premium. In addition to cash paid at closing, two contingent $1 million deferred premium payments payable in cash over two years, plus potential additional consideration based on future loan production and profits will be payable over a four-year period if certain conditions are met. The $2 million of deferred premium payments is contingent on GMFS remaining profitable and retaining certain key employees. The additional contingent consideration is dependent on GMFS achieving certain profitability and loan production goals and is capped at $20 million. Up to 50% of the additional contingent consideration may be paid in common stock of the Company, at the Company's option. The estimated present value of the total contingent consideration at October 31, 2014 was $11.4 million based on the future earnings projections of GMFS over the four-year earn-out period. The Company funded the closing cash payment through a combination of available cash and the liquidation of a portion of its non-agency RMBS portfolio.

On March 17, 2015, a business combination was completed between HF2 Financial Management Inc. ("HF2 Financial"), a special purpose acquisition company, and ZAIS Group Parent, LLC (“ZGP”) pursuant to a definitive agreement dated September 16, 2014. The current owners of ZGP did not receive any proceeds at the closing of the transaction and retained a significant equity stake in ZGP. Following the close of the transaction, ZAIS's current management team has remained in place to continue to lead the combined organization.

At March 31, 2015, the Company held a diversified portfolio of mortgage loans, RMBS assets and MSRs with an aggregate fair value of $716.2 million, comprised of:

●	performing, re-performing and newly originated loans held for investment with a fair value of $411.1 million,
●	mortgage loans originated by the GMFS mortgage banking platform and held for sale with a fair value of $126.0 million,
●	RMBS assets with a fair value of $145.7 million, and
●	MSRs with a fair value of $33.4 million.

The borrowings the Company used to fund the purchase of its portfolio held for investment totaled $455.2 million at March 31, 2015, under: (i) the Citi Loan Repurchase Facility to fund its distressed and re-performing loan portfolio, (ii) the Credit Suisse Loan Repurchase Facility to fund its newly originated loan portfolio, (iii) master securities repurchase agreements with four counterparties and (iv) the Exchangeable Senior Notes. Additionally, the borrowings the Company used to fund the origination of its mortgage loans held for sale portfolio totaled $116.9 million at March 31, 2015 under warehouse lines of credit and repurchase agreements with four lenders with an aggregate borrowing capacity of $165.0 million. The Company is also in discussions with other financial institutions to provide it with additional borrowing capacity under various agreements, including repurchase agreements and other types of financing arrangements.

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

Results of Operations

The following discussion of the Company's consolidated results of operations highlights the Company's performance for the three months ended March 31, 2015 and March 31, 2014.

Financial Overview

A summary of the Company's results for the three months ended March 31, 2015 and March 31, 2014 is below, followed by an overview of the market conditions that impacted our results during the period:

	Three Months Ended
	March 31, 2015	March 31, 2014
U.S. GAAP net income	$0.4 million	$2.5 million
U.S. GAAP net income per diluted weighted average share outstanding	$0.05	$0.28
Core Earnings (*)	$4.5 million	$1.5 million
Core Earnings (*) per diluted weighted average share
outstanding	$0.51	$0.17

	March 31, 2015	December 31, 2014
Book value per share of common stock and OP Unit, at end of period/year	$21.38	$21.73
Leverage ratio, at end of period/year	3.02x	2.84x
____________________

(*)	Core Earnings is a non-U.S. GAAP financial measure that the Company defines as net interest income from its portfolio held for investment, plus non-interest income from its mortgage banking platform (excluding the change in fair value of MSRs resulting from changes in valuation inputs or assumptions used in valuation model) less total operating expenses (excluding depreciation and amortization, changes in contingent consideration, amortization of deferred premiums, production and profitability earn-outs and certain non-recurring adjustments), plus (less) the income tax benefit (expense) related to the Company's taxable REIT subsidiaries. The Company's mortgage banking platform is primarily comprised of income related to originating, selling, and servicing mortgage loans. See reconciliation of net income computed in accordance with U.S. GAAP and Core Earnings in the "Non-U.S. GAAP Financial Measures" section included in this Quarterly Report on Form 10-Q.

The Company's results of operations for the three months ended March 31, 2015, were impacted by a number of factors. Interest rates remained relatively low during the quarter. The timing of an increase in the Fed Funds rate remained highly uncertain and a source of volatility in the market. Housing fundamentals remain positive, with home price appreciation remaining stable and some signs of strength emerging in home purchase data. First quarter economic activity slowed notably and it remains to be seen if this is transitory or indicative of a change in overall economic trends. Oil prices remain quite low and the Company believes that this will likely be a positive for the U.S. consumer, and therefore mortgage credit performance. Continued low interest rates allowed mortgage origination volumes to sustain a strong pace, with the growth of the non-Agency "jumbo" loan market outpacing the overall mortgage market recently, and other developments such as the reduction in FHA mortgage insurance premiums has also had a positive effect on volumes.

Investment Activity

Mortgage Loans Held for Investment, at fair value

The following table sets forth certain information regarding the Company's mortgage loan portfolio held for investment at March 31, 2015 which showed evidence of credit deterioration at the time of purchase:

	Unpaid
	Principal	Premium	Amortized	Gross Unrealized(1)			Weighted Average
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
	(dollars in thousands)
Performing
Fixed	$259,710	$(50,365)	$209,345	$28,581	$(1,808)	$236,118	4.54%	7.37%
ARM	160,940	(20,193)	140,747	8,161	(2,335)	146,573	3.55	7.11
Total performing	420,650	(70,558)	350,092	36,742	(4,143)	382,691	4.16	7.27
Non-performing(3)	35,858	(5,972)	29,886	740	(4,479)	26,147	5.24	7.32
Total Mortgage Loans Held for
Investment	$456,508	$(76,530)	$379,978	$37,482	$(8,622)	$408,838	4.25%	7.27%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded a loss of $1.2 million and a gain of $0.7 million for the three months ended March 31, 2015 and March 31, 2014, respectively, as change in unrealized gain or loss on mortgage loans held for investment in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Loans that are delinquent for 60 days or more are considered non-performing.

The following table sets forth certain information regarding the Company's mortgage loans held for investment at March 31, 2015 which were newly originated at the time of purchase and sourced through its loan purchase program:

	Unpaid
	Principal	Premium	Amortized	Gross Unrealized(1)		Fair	Weighted Average
	Balance	(Discount)	Cost	Gains	Losses	Value	Coupon	Yield(2)
	(dollars in thousands)
Performing
Fixed	$2,211	$45	$2,256	$-	$(2)	$2,254	4.51%	4.21%
Total Mortgage Loans Held for
Investment	$2,211	$45	$2,256	$-	$(2)	$2,254	4.51%	4.21%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded a loss of $5,885 for the three months ended March 31, 2015 as change in unrealized gain or loss on mortgage loans held for investment in the consolidated statements of operations. The Company did not have any newly originated loans during the three months ended March 31, 2014.
(2)	Unleveraged yield.

The principal balances of the fixed rate mortgage loans and ARMs held for investment which were purchased/originated during the three months ended March 31, 2015 by the Company were as follows:

(dollars in thousands)
Loans which showed evidence of credit deterioration at the time of purchase	$–
Loans which were newly originated	1,447

The Company did not sell any mortgage loans held for investment during the three months ended March 31, 2015.

Mortgage Loans Held for Sale, at Fair Value

The following table sets forth certain information regarding the Company's mortgage loan portfolio held for sale at March 31, 2015:

	Unpaid Principal Balance	Fair Value
	(dollars in thousands)
Conventional	$77,601	$79,050
Governmental	23,619	25,942
Reverse mortgages	1,548	1,738
United States Department of Agriculture loans	10,002	10,505
United States Department of Veteran Affairs loans	8,120	8,794
Total – Mortgage Loan Held for Sale	$120,890	$126,029

During the three months ended March 31, 2015, the Company's mortgage loans held for sale activity was as follows:

(dollars in thousands)
Balance at December 31, 2014	$97,691
Loan originations	451,669
Sales	(431,251)
Gain on sale	7,920
Balance at March 31, 2015	$126,029

RMBS and Other Investment Securities

The following table sets forth certain information regarding the Company's RMBS and Other Investment Securities at March 31, 2015:

	Principal or
	Notional	Premium	Amortized	Gross Unrealized(1)			Weighted Average
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
	(dollars in thousands)
Real estate securities
Non-Agency RMBS
Alternative - A(3)	$113,210	$(54,274)	$58,936	$1,983	$(537)	$60,382	2.36%	6.90%
Pay option adjustable rate	56,669	(10,789)	45,880	101	(1,381)	44,600	0.94	6.27
Prime	42,427	(5,694)	36,733	1,322	(135)	37,920	3.59	6.62
Subprime	5,912	(3,239)	2,673	139	-	2,812	0.33	8.41
Total RMBS	$218,218	$(73,996)	$144,222	$3,545	$(2,053)	$145,714	2.18%	6.66%
Other Investment Securities	$2,250	$27	$2,277	$-	$(90)	$2,188	3.92%	5.78%
____________________

(1)	The Company has elected the fair value option pursuant to ASC 825 for its RMBS and Other Investment Securities. The Company recorded a loss of $0.2 million and $2.7 million for the three months ended March 31, 2015 and March 31, 2014, respectively, as change in unrealized gain or loss on real estate in the consolidated statements of operations. The Company also recorded a gain of $0.1 million and $0.4 million for the three months ended March 31, 2015 and March 31, 2014, respectively, as change in unrealized gain or loss on Other Investment Securities in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Alternative-A RMBS includes an IO with a notional balance of $44.9 million.

During the three months ended March 31, 2015, the Company did not purchase or sell any Agency RMBS, non-Agency RMBS or Other Investment Securities.

MSRs

The following table sets forth certain information regarding the Company's MSR portfolio at March 31, 2015:

	Unpaid Principal Balance	Fair Value
	(dollars in thousands)
Fannie Mae	$1,693,627	$16,428
Ginnie Mae	1,184,405	12,939
Freddie Mac	394,182	3,997
Total Mortgage Servicing Rights	$3,272,214	$33,364

During the three months ended March 31, 2015, the Company's MSR activity was as follows:

(dollars in thousands)
Balance at December 31, 2014	$33,379
Additions due to loans sold, servicing retained	3,409
Fair value adjustment: (1)
Changes in valuation inputs or assumptions used in valuation model(2)	(2,710)
Other changes(3)	(714)
Balance at March 31, 2015	$33,364
____________________

(1)	Included in change in fair value of MSRs on the consolidated statements of operations.
(2)	Primarily reflects changes in prepayment assumptions due to changes in interest rates and discount rates.
(3)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.

Financing and Other Liabilities

Warehouse Lines of Credit

At March 31, 2015 the Company's outstanding borrowings under the warehouse lines of credit and repurchase agreements facilities were as follows:

(dollars in thousands)
Outstanding balance	$116,887
Total borrowing capacity	$165,000

The warehouse lines of credit and repurchase agreements are secured by a portion of the Company's mortgage loans held for sale and bear interest at a rate that has historically moved in close relationship to LIBOR.

The following table presents certain information regarding the Company's warehouse lines of credit and repurchase agreements at March 31, 2015, by remaining maturity:

	Balance	Weighted Average Rate
	(dollars in thousands)
Warehouse lines of credit maturing within
30 days or less	$32,511	2.48%
Greater than 180 days to 1 year	77,122	2.47%
Greater than 1 year	7,254	2.93%
Total/weighted average	$116,887	2.50%

Loan Repurchase Facilities

At March 31, 2015, the Company's outstanding borrowings under the Loan Repurchase Facilities were as follows:

(dollars in thousands)
Outstanding balance	$299,848
Total borrowing capacity	$425,000

The Loan Repurchase Facilities are secured by a portion of the Company's mortgage loan portfolio and bear interest at a rate that has historically moved in close relationship to LIBOR.

The following table presents certain information regarding the Company's Loan Repurchase Facilities at March 31, 2015, by remaining maturity and collateral type:

	Balance	Weighted Average Rate
	(dollars in thousands)
Loan repurchase facilities borrowings maturing within
31-60 days	$297,855	2.93%
91-180 days	1,993	2.46
Total/weighted average	$299,848	2.92%

Securities Repurchase Agreements

At March 31, 2015, the Company's outstanding borrowings under its securities repurchase agreements were as follows:

(dollars in thousands)
Outstanding balance	$99,626
Repurchase agreements	32
Counterparties	4

The securities repurchase agreements were used to finance investments in non-Agency RMBS, Agency RMBS and Other Investment Securities. These agreements are secured by cash collateral and a portion of the Company's RMBS and Other Investment Securities and bear interest at rates that have historically moved in close relationship to LIBOR.

The following table presents certain information regarding the Company's securities repurchase agreements at March 31, 2015 by remaining maturity and collateral type:

	Non-Agency RMBS		Other Investment Securities
		Weighted Average		Weighted Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)		(dollars in thousands)
Securities repurchase agreements maturing within
30 days or less	$98,141	1.58%	$1,484	1.68%
Total/weighted average	$98,141	1.58%	$1,484	1.68%

Exchangeable Senior Notes

At March 31, 2015, the Company had Exchangeable Senior Notes outstanding totaling $57.5 million of aggregate principal balance. The Exchangeable Senior Notes bear interest at a rate of 8.0% per year payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2014. The effective interest rate of the Exchangeable Senior Notes, which is equal to the stated rate of 8.0% plus the amortization of the original issue discount and associated costs, is 10.2%.

Derivative Instruments

At March 31, 2015, the Company had outstanding interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of its repurchase agreements. These interest rate swap agreements provide for the Company to pay fixed interest rates and receive floating interest rates indexed to LIBOR. The swap agreements effectively fixed the floating interest rates on a portion of the borrowings under the Company's repurchase agreements. The Company also had an interest rate swaption agreement outstanding which gave the Company the right, but not the obligation, to enter into a previously agreed upon swap contract on a future date. The interest rate swaption agreement expired in January 2015.

The following table presents information about the Company's interest rate swap agreements at March 31, 2015:

		Weighted Average	Weighted Average	Weighted Average
Maturity	Notional Amount	Pay Rate	Receive Rate	Years to Maturity
	(dollars in thousands)
2023	$17,200	2.72	0.26	8.3
Total/Weighted average	$17,200	2.72	0.26	8.3

At March 31, 2015, the Company also had outstanding loan purchase commitments ("LPCs"), Interest Rate Lock Commitments ("IRLCs") and MBS forward sales contracts.

The Company enters into LPCs as a means to help mitigate interest rate risk. The LPCs are pursuant to Master Loan Purchase Agreements with approved, third party residential loan originators to purchase residential loans, which meet the guidelines established by the Company, at a future date. These "best efforts" contracts provide that the loan be delivered if and when it closes and are subject to "pair off" fees if the loan is not delivered by the seller.

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

The following table summarizes information related to the Company's LPCs, IRLCs and MBS forward sales contracts at March 31, 2015:

Notional Amount
(dollars in thousands)
LPCs	$5,095
IRLCs	207,560
MBS forward sales contracts	219,000

The following analysis focuses on the results generated during the three months ended March 31, 2015 and March 31, 2014

Net Interest Income

The Company's net interest income for the three months ended March 31, 2015 and March 31, 2014 was as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(dollars in thousands)
Interest income	$9,687	$9,493
Interest expense	4,745	3,904
Net interest income	$4,942	$5,589

The increase in interest income was primarily due to (i) the purchase of an additional whole loan pool at the end of March 2014 which resulted in a $1.0 million increase in interest and (ii) the acquisition of GMFS in October 2014 which resulted in an increase in interest income from mortgages held for sale of $0.6 million, partially offset by a reduction in interest income from the RMBS portfolio of $1.3 million primarily due to the reallocation of capital to whole loans and the sales of RMBS in the fourth quarter of 2014 to fund the acquisition of GMFS.

The increase in interest expense was primarily due to an increase of borrowings on the warehouse lines of credit and repurchase facilities used to finance the Company's mortgage loans held for sale and investment, respectively, partially offset by a decrease in interest expense for borrowings on RMBS primarily due to the sale of RMBS during the three months ended December 31, 2014 to fund the acquisition of GMFS.

Net interest income is subject to interest rate risk. See Item 3, "Quantitative and Qualitative Disclosures about Market Risk," of this quarterly report on Form 10-Q, for more information relating to interest rate risk and its impact on the Company's operating results.

The weighted average net interest spreads between the yield on the Company's assets and the cost of funds, including the impact of interest rate hedging, for the Company's mortgage loans held for investment, non-Agency RMBS and Other Investment Securities at March 31, 2015 and March 31, 2014 were as follows:

	March 31, 2015	March 31, 2014
Mortgage loans Held for Investment	4.05%	3.97%
Non-Agency RMBS and Other Investment Securities	4.97%	4.82%

The Company's net interest income is also impacted by prepayment speeds, as measured by the weighted average Constant Prepayment Rate ("CPR") on its assets. The three-month average and the six-month average CPR for the period ended March 31, 2015 for the Company's mortgage loans, non-Agency RMBS and Other Investment Securities were as follows:

	Three-Month Average	Six-Month Average
Mortgage loans held for investment	25.2%	28.1%
Non-Agency RMBS(1)	12.7%	13.3%
Other Investment Securities	8.9%	9.3%
____________________

(1)	CPR includes both voluntary and involuntary amounts.

Non-interest income

The following presents the primary components of non-interest income recorded in the Company's consolidated statement of operations for the three months ended March 31, 2015:

(dollars in thousands)
Gain on sale of mortgage loans held for sale, net of direct costs(1)	$10,956
Provision for loan indemnification	(193)
Loan origination fees	389
Total Mortgage Banking Activities, Net	$11,152
____________________

(1)	Includes the change in fair value related to IRLCs and MBS forward sales contracts held during the three months ended March 31, 2015.

(dollars in thousands)
Income	$2,384
Late charges	— (1)
Cost of sub-servicer	(747)
Total loan servicing fee income, net of direct costs	$1,637
Change in fair value of mortgage servicing rights	$(3,425)
____________________

(1)	Amount is less than $100,000.

The Company did not have any non-interest income prior to the acquisition of GMFS in October 2014.

Expenses

Advisory Fee Expense (Related Party). Pursuant to the terms of the Investment Advisory Agreement, the Company incurred advisory fee expense of $0.7 million for the three months ended March 31, 2015 and March 31, 2014.

Salaries, commissions and benefits. For the three months ended March 31, 2015, salaries, commissions and benefits were $7.4 million and were directly attributable to the mortgage banking operations of GMFS. The Company did not incur salaries, commissions and benefits expense prior to the acquisition of GMFS in October 2014.

Operating Expenses

Professional Fees. For the three months ended March 31, 2015, the Company incurred professional fees (primarily related to legal fees, audit fees and consulting fees) of $0.7 as compared to $1.8 million for the three months ended March 31, 2014. The decrease in professional fees was primarily due to a reduction in audit fees.

General and Administrative Expenses. For the three months ended March 31, 2015, general and administrative expenses were $2.3 million as compared to $0.4 million for the three months ended March 31, 2014. The increase in general and administrative expenses was primarily due to $1.1 million of GMFS expenses primarily relating to rent expense and marketing and advertising costs and $0.5 million related to the increase in contingent consideration.

Other Expenses

Loan Servicing Fees. For the three months ended March 31, 2015, loan servicing fees were $0.8 million, as compared to $0.4 million for the three months ended March 31, 2014. The increase in loan servicing fees was due to the acquisition of additional whole loans and increased servicing advances.

Transaction Costs. For the three months ended March 31, 2015, transaction costs were $0.1 million as compared to $0.8 million for the three months ended March 31, 2014. The decrease in transaction costs was largely attributable to due diligence costs and professional fees of $0.8 million related to the Company's acquisition of GMFS incurred during the three months ended March 31, 2014.

Depreciation and Amortization Expense. For the three months ended March 31, 2015 the Company recorded depreciation and amortization expense of $0.2 million, which is primarily due to the amortization of the intangible assets recorded as part of the acquisition of GMFS in October 2014. The Company did not record any depreciation or amortization for the three months ended March 31, 2014.

Realized and Change in Unrealized Gain or Loss

The following amounts related to realized gains and losses, as well as changes in estimated fair value of the Company's investment portfolio which consists of mortgage loans, RMBS, Other Investment Securities, real estate owned and derivative instruments are included in the Company's consolidated statements of operations.

	Three Months Ended
	March 31, 2015	March 31, 2014
	(dollars in thousands)
Change in unrealized gain or loss on mortgage loans held for investment	$(1,200)	$690
Change in unrealized gain or loss on real estate securities	(178)	2,736
Change in unrealized gain or loss on Other Investment Securities	136	371
Change in unrealized gain or loss on real estate owned	102	—
Realized gain on mortgage loans held for investment	144	231
Realized gain/(loss) on real estate securities	—	73
Realized gain on real estate owned	21	—
(Loss)/gain on derivative instruments related to investment portfolio	(907)	(3,109)
Total other gains/(losses)	$(1,882)	$992

There was no other than temporary impairment ("OTTI") for RMBS for the three months ended March 31, 2015 or March 31, 2014.

The Company's interest rate swap agreements and interest rate swaption agreement have not been designated as hedging instruments.

The Company recorded the change in fair value related to (i) an interest rate swaption agreement held during the three months ended March 31, 2015 and March 31, 2014, (ii) interest rate swap agreements held during the three months ended March 31, 2015 and March 31, 2014, and (iii) LPCs held during the three month period ended March 31, 2015 in earnings as (loss)/gain on derivative instruments. Included in (loss)/gain on derivative instruments are the net interest rate swap payments for the derivative instruments.

The Company has elected to record the change in fair value related to certain mortgage loans held for investment, mortgage loans held for sale, RMBS, Other Investment Securities and MSRs in earnings by electing the fair value option.

Factors Impacting Operating Results

At March 31, 2015, the Company held a diversified portfolio of mortgage loans held for investment with a fair value of $411.1 million, mortgage loans held for sale with a fair value of $126.0 million, RMBS assets with a fair value of $145.7 million and MSRs with a fair value of $33.4 million.

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

Changes in Fair Value of the Company's Assets

The Company's mortgage loans held for investment, mortgage loans held for sale, RMBS and Other Investment Securities are carried at fair value and future mortgage-related assets may also be carried at fair value. Accordingly, changes in the fair value of the Company's assets may impact the results of its operations for the period in which such change in value occurs. The expectation of changes in real estate prices is a major determinant of the value of mortgage loans and, therefore, of RMBS and Other Investment Securities. This factor is beyond the Company's control.

Changes in Market Interest Rates

With respect to the Company's business operations, increases in interest rates, in general, may, over time, cause: (i) the interest expense associated with the Company's borrowings to increase; (ii) the value of its fixed-rate portfolio to decline; (iii) coupons on its ARMs and hybrid ARMs (including RMBS secured by such collateral) and on its residential mortgage loans and other floating rate securities to reset, although on a delayed basis, to higher interest rates; (iv) prepayments on its residential mortgage loans held for investment and RMBS to slow, thereby slowing the amortization of the Company's purchase premiums and the accretion of its purchase discounts; (v) a decrease in the Company's mortgage banking origination volume and operating activities; (vi) the value of its interest rate swap agreements to increase; and (vii) the value of its MSRs to increase.

Conversely, decreases in interest rates, in general, may, over time, cause: (i) prepayments on the Company's residential mortgage loans held for investment and RMBS to increase, thereby accelerating the amortization of its purchase premiums and the accretion of its purchase discounts; (ii) the interest expense associated with its borrowings to decrease; (iii) the value of its fixed-rate portfolio to increase; (iv) the value of its interest rate swap agreements to decrease; (v) coupons on its ARMs and hybrid ARMs held for investment (including RMBS secured by such collateral) and other floating rate securities to reset, although on a delayed basis, to lower interest rates; (vi) an increase in the Company's mortgage banking origination volume and operating activities; and (vii) the value of its MSRs to decrease. At March 31, 2015 and December 31, 2014 38.1% and 36.0% of the Company's performing mortgage loan held for investment, respectively, as measured by fair value consisted of mortgage loans with a variable interest rate component, including ARMs and hybrid ARMs. At March 31, 2015 and December 31, 2014 32.5% and 32.6% of the Company's RMBS assets, respectively, as measured by fair value, consisted of RMBS assets with a variable interest rate component, including ARMs and hybrid ARMs. Additionally, at March 31, 2015 and December 31, 2014, 100% of the Company's Other Investment Securities, as measured by fair value, consisted of FMSA Notes with a variable interest rate component.

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

Mortgage Extension Risk

The Advisor computes the projected weighted-average life of the Company's investments based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages and the rate at which defaults, foreclosures and recoveries will occur. In general, when the Company originates or acquires a fixed-rate mortgage or hybrid ARM asset, the Company may, but is not required to, enter into an interest rate swap agreement, MBS forward sales contract or other hedging instrument that effectively fixes the Company's borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect the Company from rising interest rates, because the borrowing costs are effectively fixed for the duration of the fixed-rate portion of the related RMBS.

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

A large portion of the mortgage loans held for investment that the Company acquired were current in their payment status at the time of acquisition. The Company calculates delinquency roll rates for its mortgage loan portfolio which represent the percentage of loans, as measured by unpaid principal balance, that were in current payment status in the prior month but became delinquent in the measured month. The Company's delinquency roll rates have generally outperformed its model projections from late 2013 when the whole loan portfolio achieved scale through March 31, 2015.

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

Critical Accounting Policies and Use of Estimates

See "Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies" included in Item 1, "Financial Statements and Supplementary Data," included in this quarterly report on Form 10-Q for the Company's Critical Accounting Policies and Use of Estimates.

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to turn non-cash assets into cash and to meet potential cash requirements. The Company uses significant cash to purchase assets, pay dividends, repay principal and interest on its borrowings, fund its operations and meet other general business needs. The Company's primary sources of liquidity are its existing cash balances, borrowings under warehouse lines of credit and repurchase agreements related to the GMFS origination platform, the Loan Repurchase Facilities, securities repurchase agreements, the net proceeds from offerings of equity and debt securities, notes issued by the Operating Partnership, net cash provided by operating activities, additional private funding sources, including other borrowings structured as repurchase agreements, securitizations, term financings and derivative agreements, and future issuances of common equity, preferred equity, convertible securities, exchangeable notes, trust preferred and/or debt securities.

The borrowings the Company used to fund the purchase of its mortgage loans held for investment and RMBS totaled $455.2 million, at March 31, 2015 under the Loan Repurchase Facilities, master securities repurchase agreements with four counterparties and the Exchangeable Senior Notes. Additionally, the borrowings GMFS used to fund its origination platform totaled $116.9 million at March 31, 2015 under its warehouse lines of credit and repurchase agreements with four lenders.

Repurchase Facilities

At March 31, 2015, the Company had a total of $410.2 million in fair value of trust certificates representing interests in residential mortgage loans held for investment (the "Trust Certificates") pledged against its borrowings under the Loan Repurchase Facilities, $133.1 million in fair value of RMBS and $2.2 million of Other Investment Securities pledged against its securities repurchase agreement borrowings and GMFS had $126.0 million of mortgage loans held for sale pledged against its repurchase agreement borrowings.

Under the repurchase agreements, the Company may be required to pledge additional assets to its counterparties (lenders) in the event that the fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional assets or cash. Generally, the Company's repurchase agreements contain a LIBOR-based financing rate, term and haircuts depending on the types of collateral and the counterparties involved. Further, at March 31, 2015, the range of haircut provisions associated with the Company's repurchase agreements was between 10% and 28% for pledged Trust Certificates, was between 15% and 35% for pledged non-Agency RMBS and Other Investment Securities and was between 0% and 5% for pledged mortgage loans held for sale.

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

The Loan Repurchase Facilities are used to fund purchases of the Company's mortgage loans held for investment. The Citi Loan Repurchase Facility closed on May 30, 2013 with a borrowing capacity of $250.0 million, and was committed for a period of 364 days from inception. On March 27, 2014, the Company entered into an amendment of the Citi Loan Repurchase Facility providing it with an additional $75.0 million of uncommitted borrowing capacity. On May 23, 2014 the Company entered into an amendment with Citi extending the termination date of the facility to May 22, 2015. The obligations are fully guaranteed by the Company. The Company is required to pay Citi a commitment fee, as well as certain other administrative costs and expenses in connection with Citi's structuring, management and ongoing administration of the Citi Loan Repurchase Facility. The Company is in discussions with the lender and expects to renew the loan repurchase facility for an additional 364 day commitment period. However, the renewal is subject to the finalization of definitive agreements and there can be no assurance that the renewal will occur.

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

The borrowings GMFS used to fund its origination platform totaled $116.9 million at March 31, 2015, which includes borrowings under repurchase agreements with two lenders totaling $39.8 million. GMFS has a master repurchase agreement in aggregate principal amount of up to $65.0 million, of which the entire $65.0 million is committed, expiring on April 30, 2015 and a master repurchase agreement in aggregate principal amount of up to $20.0 million, of which the entire $20.0 million is committed, expiring on June 30, 2016. In April 2015, the Company amended its $65.0 master repurchase agreement to extend the maturity to May 30, 2015.

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

Warehouse Lines of Credit

In addition to the repurchase agreements described above, GMFS funds its origination platform through warehouse lines of credit with two counterparties with total borrowings outstanding of $77.1 million at March 31, 2015. GMFS has a $50.0 million committed warehouse line of credit agreement expiring on September 28, 2015 and a $30.0 committed warehouse line of credit expiring on October 26, 2015. The lines are collateralized by the underlying mortgages and related documents and instruments and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved. These agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. The Company was in compliance with all significant debt covenants for the three months ended March 31, 2015.

Leverage Ratio

At March 31, 2015, the Company had a leverage ratio of 3.02x.

Restricted Cash

The Company maintains certain assets, which, from time to time, may include cash, unpledged mortgage loans, non-Agency RMBS and Other Investment Securities (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by the Company's counterparties (collectively, the "Cushion") to meet routine margin calls and protect against unforeseen reductions in the Company's borrowing capabilities. The Company's ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of its assets, its cash position and margin requirements. The Company's cash position fluctuates based on the timing of its operating, investing and financing activities and is managed based on the Company's anticipated cash needs. At March 31, 2015, the Company had a Cushion of $40.6 million in addition to certain reserves held with respect to the Loan Repurchase Facilities. The Company's calculation of its Cushion excludes GMFS's warehouse lines of credit and repurchase agreements.

At March 31, 2015, the Company had a total of $3.0 million of restricted cash pledged against its interest rate swaps and repurchase agreements.

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

GMFS Transaction

On August 5, 2014, the Company entered into the Merger Agreement pursuant to which a subsidiary of the Company merged with and into GMFS, with GMFS surviving the Merger as an indirect subsidiary of the Company. GMFS originates mortgage loans that are eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, VA and USDA or sold through retail, correspondent and broker channels. While subject to a final reconciliation of October 31, 2014 values, the preliminary purchase price was approximately $62.8 million at closing which was comprised of (i) the estimated fair market value of GMFS's MSR portfolio, (ii) the estimated value of GMFS's net tangible assets and (iii) a purchase price premium. In addition to cash paid at closing, two contingent $1 million deferred premium payments payable in cash over two years, plus potential additional consideration based on future loan production and profits will be payable over a four-year period if certain conditions are met. The $2 million of deferred premium payments is contingent on GMFS remaining profitable and retaining certain key employees. The additional contingent consideration is dependent on GMFS achieving certain profitability and loan production goals and is capped at $20 million. Up to 50% of the additional contingent consideration may be paid in common stock of the Company, at the Company's option. The estimated present value of the total contingent consideration at October 31, 2014 was $11.4 million, based on the future earnings projections of GMFS over the four-year earn-out period. The Company funded the closing cash payment through a combination of available cash and the liquidation of a portion of its non-agency RMBS portfolio.

As disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2014, GMFS had executed with at least with one counterparty a statute of limitations tolling agreement with respect to mortgage loans that were sold by GMFS to the predecessor to this counterparty.

This tolling agreement (which is currently due to expire on June 30, 2015, but can be extended by agreement of the parties) extends the time period by which this counterparty could bring claims against GMFS. Based on communications received in April 2015 from this counterparty, the Company believes that when this tolling agreement expires, absent further extension of the tolling agreement or settlement of the counterparty’s claims, it is probable that the counterparty will initiate litigation against GMFS seeking substantial damages based on alleged breaches of representations and warranties made by GMFS. We also understand that this counterparty has commenced or threatened litigation arising out of historical mortgage loan purchases by its predecessor against a number of other mortgage loan originators. We estimate that dating back to a period that began approximately 16 years ago in 1999 and ended in 2006, approximately $1 billion of mortgage loans were sold servicing released by GMFS to the predecessor to this counterparty. While the historical claims experience of GMFS with respect to purchasers of mortgage loans from GMFS over the 1999 to 2006 period has not resulted in material damages claimed against or paid by GMFS, as further disclosed in the Company’s Form 10-K for the year ended December 31, 2014, claims brought by this counterparty could expose GMFS to substantial damages that may be material, cause the Company and GMFS to devote significant management time and attention and other resources to resolving or defending these claims, require GMFS, the Company or its other subsidiaries to incur significant costs, or cause significant losses that may be material.

Although the Company has established a liability reserve for potential losses related to loan sale representations and warranties with a corresponding provision recorded for loan losses, the Company is not able to reasonably estimate the amount of probable losses and therefore has not increased this reserve relating to the recent action taken by the counterparty and it is possible that reserves established by the Company or GMFS to date for potential losses related to loan sale representations and warranties could be inadequate. The Company intends to record liability reserves first as a reduction of total contingent consideration owed under the Merger Agreement given the indemnification provisions in the Merger Agreement. Losses in excess of reserves and total contingent consideration could have a material adverse impact on the Company's results of operations, financial position or cash flows. In the event of litigation or settlement with the counterparty, the Company intends a to pursue claims against the sellers of GMFS seeking indemnification for any losses or any amounts paid in settlement, although there can be no assurance that such claims would be successful or that any amounts available for indemnification would be adequate.

Dividends

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

Cash Provided by Operating Activities

The Company's operating activities used net cash of $30.1 million for the three months ended March 31, 2015. The cash used in operating activities is primarily a result of income earned on the Company's assets, partially offset by interest expense on the Company's borrowings and operating expenses. Additionally, as a result of the acquisition of GMFS, cash used in operating activities is also impacted by the origination of mortgage loans held for sale and increase in MSRs offset by proceeds from the sale of these mortgage loans.

The Company's operating activities provided net cash of $1.7 million for the three months ended March 31, 2014. The cash provided by operating activities is primarily a result of income earned on the Company's assets, partially offset by interest expense on the Company's borrowings and operating expenses.

Cash Used in Investing Activities

The Company's investing activities provided net cash of $14.0 million for the three months ended March 31, 2015 by originating $1.5 million of mortgage loans held for investment, which was offset by $7.5 million of principal repayments on mortgage loans, $3.9 million of principal repayments on RMBS and decreasing restricted cash by $4.1 million.

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

Cash Provided by Financing Activities

The Company's financing activities provided cash of $20.3 million for three months ended March 31, 2015, which was a result of net borrowings from the warehouse lines of credit and repurchase agreements related to the GMFS origination platform of $27.5 million, borrowings from securities repurchase agreements of $1.0 million, offset by repayments of securities repurchase agreements of $4.4 million, net repayments on the Loan Repurchase Facilities of $0.2 million the payment of dividends and distributions on common stock and OP units of $3.6 million.

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

The following table presents contractual obligations and commitments at March 31, 2015, as discussed above under "Liquidity and Capital Resources":

		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
	(dollars in thousands)
Warehouse lines of credit	$116,886	$109,632	$7,254	$—	$—
Interest on warehouse lines of credit(1)	1,357	1,304	53	—	—
Loan repurchase facilities	299,848	299,848	—	—	—
Interest on loan repurchase facilities(1)	1,257	1,257	—	—	—
Repurchase agreements	99,626	99,626	—	—	—
Interest on securities repurchase agreements(1)	205	205	—	—	—
Exchangeable Senior Notes	57,500	—	57,500	—	—
Interest on Exchangeable Senior Notes	9,200	6,338	2,862	—	—
Operating leases	1,937	641	1,264	32	—
Total	$587,816	$518,851	$68,933	$32	$—
____________________

(1)	Interest is calculated based on the interest rates in effect at March 31, 2015 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated borrowings.

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

Non-U.S. GAAP Financial Measures

Core Earnings is a non-U.S. GAAP financial measure that the Company defines as net interest income from its portfolio held for investment, plus non-interest income from its mortgage banking platform (excluding the change in fair value of MSRs resulting from changes in valuation inputs or assumptions used in valuation model) less total operating expenses (excluding depreciation and amortization, changes in contingent consideration, amortization of deferred premiums, production and profitability earn-outs and certain non-recurring adjustments) plus/(less) the income tax benefit/(expense) related to the Company's taxable real estate investment trust subsidiaries. The Company's mortgage banking platform is primarily comprised of income related to originating, selling, and servicing mortgage loans.

The Company believes that providing investors with this non-U.S. GAAP financial information, in addition to the related U.S. GAAP measures, gives investors greater transparency to the information used by management in its financial and operational decision-making. However, because Core Earnings is an incomplete measure of the Company's financial performance and involves differences from net income computed in accordance with U.S. GAAP, it should be considered along with, but not as an alternative to, the Company's net income computed in accordance with U.S. GAAP as a measure of the Company's financial performance. In addition, because not all companies use identical calculations, the Company's presentation of Core Earnings may not be comparable to other similarly-titled measures of other companies.

The following table reconciles net income computed in accordance with U.S. GAAP to Core Earnings:

	March 31,	March 31,
	2015	2014
	(dollars in thousands,
	except per share data)
Net income – U.S. GAAP	$417	$2,483
Recurring adjustments for non-core earnings:
Change in unrealized gain or loss on mortgage loans held for investment	1,200	(689)
Change in unrealized gain or loss on real estate securities	178	(2,736)
Change in unrealized gain or loss on other investment securities	(136)	(371)
Change in unrealized gain or loss on real estate owned	(102)	—
Realized (gain)/loss on mortgage loans held for investment	(144)	(231)
Realized (gain)/loss on real estate securities	—	(74)
Realized (gain)/loss on real estate owned	(21)	—
(Gain)/loss on derivative instruments related to investment portfolio	907	3,108
Change in fair value of MSRs resulting from changes in valuation inputs or assumptions used in valuation model, net of tax	1,626	—
Change in contingent consideration, net of tax	314	—
Amortization of deferred premiums, production and profitability earn-outs, net of tax	162	—
Depreciation and amortization, net of tax	136	—
Core Earnings – non-U.S. GAAP	$4,537	$1,490
Core Earnings – per diluted weighted average share outstanding – non-U.S. GAAP	$0.51	$0.17

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

The borrowings the Company used to fund its portfolio included $573.6 million at March 31, 2015 under the warehouse lines of credit and repurchase agreements with four lenders, Loan Repurchase Facilities, master securities repurchase agreements with four counterparties and Exchangeable Senior Notes. The Company is also in discussions with other financial institutions to provide it with additional borrowing capacity under various agreements including repurchase agreements and other types of financing arrangements. At March 31, 2015, the Company also had interest rate swaps with an outstanding notional amount of $17.2 million, resulting in variable rate debt of $499.2 million. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $499.2 million in variable rate debt by $0.6 million. Such hypothetical impact of interest rates on the Company's variable rate debt does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, the Company may take actions to further mitigate its exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company's financial structure.

Net Interest Income

The Company's operating results will depend on differences between the income from its investments and its borrowing costs. Most of the Company's Loan Repurchase Facilities, securities repurchase agreements and warehouse lines of credit and repurchase agreements related to the GMFS origination platform, provide financing based on a floating rate of interest calculated on a fixed spread over LIBOR. During periods of rising interest rates, the borrowing costs associated with the Company's investments tend to increase while the income earned on the Company's fixed interest rate investments may remain substantially unchanged. This will result in a narrowing of the net interest spread between the related assets and borrowings and may result in losses.

Hedging techniques are partly based on assumed levels of prepayments of the Company's residential mortgage loans and RMBS. If prepayments are slower or faster than assumed, the effectiveness of any hedging strategies the Company uses will be reduced and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are complex and may produce volatile returns.

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

Fair Value Risk

The Company intends to elect the fair value option of accounting on most of its residential mortgage loans held for investment and held for sale, MSRs and securities investments and account for them at their estimated fair value with unrealized gains and losses included in earnings pursuant to accounting guidance. The estimated fair value of these residential mortgage loans, MSRs and securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these residential mortgage loans and securities would be expected to decrease and MSRs would be expected to increase, conversely, in a decreasing interest rate environment, the estimated fair value of these residential mortgage loans, and securities would be expected to increase and MSRs would be expected to decrease.

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

The following table summarizes the Company's exposure to its repurchase agreements, warehouse lines of credit and derivative counterparties at March 31, 2015:

						Exposure
		Repurchase	Warehouse	Swaps		as a
	Number of	Agreement	Lines of	at		Percentage of
	Counterparties	Borrowings(1)	Credit	Fair Value	Exposure(2)	Total Assets
	(dollars in thousands)
North America:
U.S.	4	$304,125	$84,376	$—	$117,661	14.5%
Canada(3)	1	72,132	—	—	24,722	3.0
	5	376,257	84,376	—	142,383	17.5%
Europe(3):
United Kingdom	1	12,389	—	(1,165)	7,181	0.9%
Switzerland	2	11,050	32,511	—	7,225	0.9
	3	23,439	32,511	(1,165)	14,406	1.8%
Total Counterparty Exposure	8	$399,696	$116,887	$(1,165)	$156,789	19.3%
____________________

(1)	Includes accrued interest payable.
(2)	The exposure reflects the difference between (a) the amount loaned to us through repurchase agreements and warehouse lines of credit, including interest payable, plus swap liabilities and (b) the cash and the fair value of the assets pledged by us as collateral, including accrued interest receivable on such securities, plus swap assets.
(3)	Includes foreign based counterparties as well as U.S. domiciled subsidiaries of such counterparties, as such transactions are generally entered into with a U.S. domiciled subsidiary of such counterparties.

The following table presents information with respect to any counterparty for repurchase agreements for which the Company had greater than 5% of stockholders' equity at risk in the aggregate at March 31, 2015:

			Weighted Average
			Months to Maturity
	Counterparty		for Repurchase	Percentage of
Counterparty	Rating(1)	Amount of Risk(2)	Agreements	Stockholders' Equity
	(dollars in thousands)
Citigroup Inc.(3)	A/A2	$112,492	2	59.1%
RBC Capital Markets, LLC	AA-/A2	$24,722	< 1	13.0%
____________________

(1)	The counterparty rating presented is the long-term issuer credit rating as rated at March 31, 2015 by S&P and Moody's, respectively.
(2)	The amount at risk reflects the difference between (a) the amount loaned to us through repurchase agreements, including interest payable, plus the net unrealized gain or loss on swaps including collateral pledged and (b) the cash and the fair value of the securities pledged by us as collateral, including accrued interest receivable on such securities.
(3)	Includes amounts at risk with Citibank, N.A. and Citigroup Global Markets Inc. Counterparty rating is for Citibank, N.A. which represents $110.0 million of the total exposure. The remaining exposure is to Citigroup Global Markets Inc. which was rated A/Baa2 by S&P and Moody's, respectively at March 31, 2015.

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

The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2015. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2015 that have materially affected, or was reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2015, the Company was not involved in any legal proceedings.

Item 1A. Risk Factors

Other than as disclosed under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-GMFS Transaction," there have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Company's combined Annual Report on Form 10-K for the year ended December 31, 2014.

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

ZAIS FINANCIAL CORP

Date: May 11, 2015

	By:	/s/ Michael Szymanski
Michael Szymanski
Chief Executive Officer and President

	By:	/s/ Paul McDade
Paul McDade
Chief Financial Officer and Treasurer