Form 10-Q
period 2015-06-30
ZAIS Financial Corp.
filed 2015-08-06
CIK 1527590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

The Company has 7,970,886 shares of common stock, par value $0.0001 per share, outstanding as of August 4, 2015.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZAIS Financial Corp. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)
	(Expressed in United States Dollars)
Assets
Cash	$28,635,539	$33,791,013
Restricted cash	2,281,129	7,143,078
Mortgage loans held for investment, at fair value – $405,438,355 and $415,814,067 pledged as collateral, respectively	406,139,379	415,959,838
Mortgage loans held for sale, at fair value – $103,080,539 and $97,690,960 pledged as collateral	104,785,025	97,690,960
Mortgage loans held for investment, at cost	925,109	1,338,935
Real estate securities, at fair value – $117,472,624 and $135,779,193 pledged as collateral, respectively	131,389,756	148,585,733
Other investment securities, at fair value – $0 and $2,040,532 pledged as collateral, respectively	12,368,030	2,040,532
Loans eligible for repurchase from Ginnie Mae	23,435,492	21,710,284
Mortgage servicing rights, at fair value	42,692,180	33,378,978
Derivative assets, at fair value	2,505,107	2,485,100
Other assets	8,030,469	6,092,863
Goodwill	14,183,537	16,512,680
Intangible Assets	5,274,440	5,668,611
Total assets	$782,645,192	$792,398,605
Liabilities
Warehouse lines of credit	$96,092,944	$89,417,564
Loan repurchase facilities	296,150,716	300,092,293
Securities repurchase agreements	86,192,540	103,014,105
Exchangeable Senior Notes	55,978,929	55,474,741
Contingent consideration	12,279,645	11,430,413
Derivative liabilities, at fair value	1,172,251	2,585,184
Dividends and distributions payable	3,559,120	3,559,120
Accounts payable and other liabilities	14,341,221	11,731,089
Liability for loans eligible for repurchase from Ginnie Mae	23,435,492	21,710,284
Total liabilities	589,202,858	599,014,793
Commitments and Contingencies (Note 22)

Equity
12.5% Series A cumulative non-voting preferred stock, $0.0001 par value; 50,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 7,970,886 shares issued and outstanding	798	798
Additional paid-in capital	164,207,617	164,207,617
Retained earnings	9,080,830	9,029,947
Total stockholders' equity, ZAIS Financial Corp.	173,289,245	173,238,362
Non-controlling interests	20,153,089	20,145,450
Total equity	193,442,334	193,383,812
Total liabilities and equity	$782,645,192	$792,398,605

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Expressed in United States Dollars)
Interest income
Mortgage loans held for investment	$6,423,504	$6,819,954	$13,049,493	$12,469,507
Mortgage loans held for sale	793,224	—	1,401,456	—
Real estate securities	2,280,782	3,832,576	4,701,415	7,573,191
Other investment securities	63,838	178,690	96,381	281,555
Total interest income	9,561,348	10,831,220	19,248,745	20,324,253
Interest expense
Warehouse lines of credit	518,932	—	1,072,291	—
Loan repurchase facilities	2,371,281	2,260,080	4,724,217	4,090,987
Securities repurchase agreements	394,542	737,290	797,051	1,397,692
Exchangeable Senior Notes	1,442,994	1,419,015	2,879,667	2,831,658
Total interest expense	4,727,749	4,416,385	9,473,226	8,320,337
Net interest income	4,833,599	6,414,835	9,775,519	12,003,916
Non-interest income
Mortgage banking activities, net	12,102,993	—	23,255,382	—
Loan servicing fee income, net of direct costs	1,667,635	—	3,304,734	—
Change in fair value of mortgage servicing rights	3,647,722	—	222,808	—
Other income	12,201	—	24,057	—
Total non-interest income	17,430,551	—	26,806,981	—
Other gains/(losses)
Change in unrealized gain or loss on mortgage loans held for investment	1,246,996	21,960,921	47,241	22,650,525
Change in unrealized gain or loss on real estate securities	(1,965,302)	1,548,195	(2,143,073)	4,284,253
Change in unrealized gain or loss on other investment securities	8,207	905,862	144,527	1,276,626
Change in unrealized gain or loss on real estate owned	(93,212)	—	8,568	—
Realized gain on mortgage loans held for investment	472,740	176,667	616,851	407,404
Realized gain on real estate securities	75,659	—	75,659	73,619
Realized loss on other investment securities	(39,360)	—	(39,360)	—
Realized loss on real estate owned	(24,589)	—	(3,912)	—
Gain/(loss) on derivative instruments related to investment portfolio	1,401,457	(1,902,949)	494,367	(5,011,630)
Total other gains/(losses)	1,082,596	22,688,696	(799,132)	23,680,797
Expenses
Advisory fee – related party	717,488	710,563	1,428,288	1,413,318
Salaries, commissions and benefits	8,090,407	—	15,489,665	—
Operating expenses	3,953,156	1,462,651	6,872,804	3,694,517
Other expenses	976,263	1,058,182	2,111,462	2,221,884
Total expenses	13,737,314	3,231,396	25,902,219	7,329,719
Net income before income tax expense	9,609,432	25,872,135	9,881,149	28,354,994
Income tax expense	2,899,916	—	2,754,387	—
Net income	6,709,516	25,872,135	7,126,762	28,354,994
Net income allocated to non-controlling interests	655,705	2,698,204	699,171	2,956,858
Net income attributable to ZAIS Financial Corp. common stockholders	$6,053,811	$23,173,931	$6,427,591	$25,398,136
Net income per share applicable to common stockholders:
Basic	$0.76	$2.91	$0.81	$3.19
Diluted	$0.65	$2.47	$0.79	$2.79
Weighted average number of shares of common stock:
Basic	7,970,886	7,970,886	7,970,886	7,970,886
Diluted	10,677,360	10,677,360	10,677,360	10,677,360

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries

Consolidated Statements of Equity

	Preferred Stock		Common Stock
	Shares of Preferred Stock	Preferred Stock at Par	Shares of Common Stock	Common Stock at Par	Additional Paid-in Capital	(Accumulated Deficit)/Retained Earnings	ZAIS Financial Corp. Stockholders' Equity	Non-Controlling Interests	Total Equity
Six months ended June 30, 2014

Balance at December 31, 2013	—	$—	7,970,886	$798	$164,207,617	$(4,958,607)	$159,249,808	$18,518,754	$177,768,562
Distributions on OP units	—	—	—	—	—	—	—	(741,532)	(741,532)
Dividends on common stock	—	—	—	—	—	(6,376,708)	(6,376,708)	—	(6,376,708)
Net income	—	—	—	—	—	25,398,136	25,398,136	2,956,858	28,354,994
Balance at June 30, 2014 (unaudited)	—	$—	7,970,886	$798	$164,207,617	$14,062,821	$178,271,236	$20,734,080	$199,005,316

Six months ended June 30, 2015

Balance at December 31, 2014	—	$—	7,970,886	$798	$164,207,617	$9,029,947	$173,238,362	$20,145,450	$193,383,812
Distributions on OP units	—	—	—	—	—	—	—	(741,532)	(741,532)
Dividends on common stock	—	—	—	—	—	(6,376,708)	(6,376,708)	—	(6,376,708)
Contributions	—	—	—	—	—	—	—	50,000	50,000
Net income	—	—	—	—	—	6,427,591	6,427,591	699,171	7,126,762
Balance at June 30, 2015 (unaudited)	—	$—	7,970,886	$798	$164,207,617	$9,080,830	$173,289,245	$20,153,089	$193,442,334

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2015	2014
	(Expressed in United States Dollars)
Cash flows from operating activities
Net income	$7,126,762	$28,354,994
Adjustments to reconcile net income to net cash used in operating activities
Net (accretion)/amortization of (discounts) premiums related to mortgage loans held for investment	(3,908,199)	(3,423,653)
Net (accretion)/amortization of (discounts)/premiums related to real estate securities	(2,323,969)	(2,603,804)
Net (accretion)/amortization of (discounts)/premiums related to other investment securities	(43,674)	(80,424)
Change in unrealized gain or loss on mortgage loans held for investment	(47,241)	(22,650,525)
Change in unrealized gain or loss on real estate securities	2,143,073	(4,284,253)
Change in unrealized gain or loss on other investment securities	(144,527)	(1,276,626)
Change in unrealized gain or loss on real estate owned	(8,568)	—
Change in fair value of mortgage servicing rights	(222,808)	—
Realized gain on mortgage loans held for investment	(616,851)	(407,404)
Realized gain on real estate securities	(75,659)	(73,619)
Realized loss on other investment securities	39,360	—
Realized loss on real estate owned	3,912	—
Change in unrealized gain or loss on derivative instruments	(1,432,940)	4,798,590
Amortization of Exchangeable Senior Notes discount	504,188	456,164
Depreciation and amortization expense	457,962	—
Proceeds from sales and principal payments on mortgage loans held for sale	981,116,104	—
Originations and repurchases of mortgage loans held for sale	(955,619,927)	—
Gain on sale of mortgage loans held for sale	(32,524,259)	—
Capitalization of originated mortgage servicing rights	(9,090,394)	—
Changes in operating assets and liabilities
Increase in other assets	(473,839)	(1,481,828)
Increase in accounts payable and other liabilities	2,869,402	899,638
Increase in contingent consideration	849,232	—
Net cash used in operating activities	(11,422,860)	(1,772,750)
Cash flows from investing activities
Origination of mortgage loans held for investment	(2,194,438)	—
Acquisitions of mortgage loans held for investment	(685,481)	(84,795,975)
Proceeds from principal repayments on mortgage loans	16,483,220	9,509,379
Acquisitions of real estate securities	(1,989,345)	(11,830,958)
Proceeds from principal repayments on real estate securities	8,955,597	15,582,121
Proceeds from sales of real estate securities	10,486,280	2,072,198
Acquisitions of other investment securities	(12,420,044)	(10,676,953)
Proceeds from sales of other investment securities	2,241,387	—
Purchase of swaption	—	(4,803,750)
Proceeds received for the final reconciliation of purchase price relating to the acquisition of GMFS	1,684,263	—
Restricted cash provided by/(used in) investment activities	4,861,949	(6,015,816)
Net cash provided by/(used in) investing activities	27,423,388	(90,959,754)
Cash flows from financing activities
Net borrowings under warehouse lines of credit	6,675,380	—
Net (repayments)/borrowings under loan repurchase facilities	(3,941,577)	57,550,505
Borrowings from securities repurchase agreements	1,297,081	71,542,192
Repayments of securities repurchase agreements	(18,118,646)	(53,789,926)
Dividends on common stock and distributions on OP units (net of change in dividends and distributions payable)	(7,118,240)	(12,012,030)
Contributions from non-controlling interests	50,000	—
Net cash (used in)/provided by financing activities	(21,156,002)	63,290,741
Net decrease in cash	(5,155,474)	(29,441,763)
Cash
Beginning of period	33,791,013	57,060,806
End of period	$28,635,539	$27,619,043
Supplemental disclosure of cash flow information
Interest paid on warehouse lines of credit, loan repurchase facilities, securities repurchase agreements and Exchangeable Senior Notes	$8,994,710	$7,607,762
Taxes paid	$—	$—
Supplemental disclosure of non-cash investing and financing activities
Accrued dividends and distributions payable	$3,559,120	$3,559,120
Conversion of mortgage loans held for investment to real estate owned	$1,137,292	$—

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Formation and Organization

ZAIS Financial Corp. (the "Company") is a Maryland corporation that originates, acquires, finances, sells, services and manages residential mortgage loans. GMFS, LLC ("GMFS"), a mortgage banking platform the Company acquired in October 2014, originates, sells and services mortgage loans and the Company acquires performing, re-performing and newly originated loans through other channels. The Company also invests in, finances and manages residential mortgage-backed securities ("RMBS") that are not issued or guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. Government, such as Government National Mortgage Association (“Ginnie Mae”) ("non-Agency RMBS"), with an emphasis on securities that, when originally issued, were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations and mortgage servicing rights ("MSRs"). The Company also has the discretion to invest in RMBS that are issued or guaranteed by a federally chartered corporation or a U.S. Government agency ("Agency RMBS"), including through To-Be-Announced ("TBA") contracts, and in other real estate-related and financial assets, such as interest only strips created from RMBS ("IOs"), commercial mortgage-backed securities ("CMBS") and asset-backed securities ("ABS"). The Company refers collectively to the assets it targets as its target assets.

The Company's income is generated primarily by the net spread between the income it earns on its assets and the cost of its financing and hedging activities, and the origination, sale and servicing of residential mortgage loans by its mortgage banking operations. The Company's objective is to provide attractive risk-adjusted returns to its stockholders, primarily through quarterly dividend distributions and secondarily through capital appreciation.

The Company was incorporated in Maryland on May 24, 2011, and has elected to be taxed and to qualify as a real estate investment trust ("REIT") beginning with the taxable year ended December 31, 2011. The Company completed its formation transaction and commenced operations on July 29, 2011. On February 13, 2013, the Company completed its initial public offering ("IPO"), pursuant to which the Company sold 5,650,000 shares of its common stock at a price of $21.25 per share for gross proceeds of $120.1 million. Net proceeds, after the payment of offering costs of $1.2 million, were $118.9 million.

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

2. Basis of Quarterly Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") as contained within the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim reporting. In the opinion of management, all adjustments considered necessary for a fair statement of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP as contained in the ASC have been condensed or omitted from the unaudited interim consolidated financial statements according to the SEC rules and regulations. The information and disclosures contained in the unaudited interim consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Professional fees, transaction costs, loan servicing fees and general and administrative expenses reported in the prior period have been reclassified to operating expenses and other expenses to conform to the current period's presentation.

The Company operates in two business segments: residential mortgage loans held for investment and residential mortgage banking.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Operating Partnership, all of the wholly owned subsidiaries of the Operating Partnership and subsidiaries in which the Company has a controlling financial interest. All intercompany balances have been eliminated in consolidation.

The Company, which serves as the sole general partner of and conducts substantially all of its business through the Operating Partnership, holds approximately 89.6% of the operating partnership units ("OP units") in the Operating Partnership at June 30, 2015 and December 31, 2014. The Operating Partnership in turn holds directly or indirectly all of the equity interests in its subsidiaries.

Changes in the Company's ownership interest (and transactions with non-controlling interests in its consolidated subsidiaries) while the Company retains its controlling interest in the subsidiary, are accounted for as equity transactions. The carrying amount of the non-controlling interest is adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The Company has evaluated its interests in its real estate investment securities and its interests in the securitizations discussed in the preceding paragraph to determine if each represents a variable interest in a VIE. The Company monitors these investments and its investment in the securities and analyzes them for potential consolidation. The Company determined that it was not the primary beneficiary of the VIEs and therefore none of the VIEs were consolidated at June 30, 2015 or December 31, 2014. The maximum exposure of the Company to VIEs is limited to the fair value of its investments in real estate securities and MSRs as disclosed in the Company's consolidated balance sheets.

Other Investment Securities

The Company held Freddie Mac Structured Agency Credit Risk Notes ("FMSA Notes") at and during the three and six months ended June 30, 2015 and at December 31, 2014. The Company held Fannie Mae's Risk Transfer Notes at and during the three months ended June 30, 2015 and the three and six months ended June 30, 2014 ("FMRT Notes" and together with the FMSA Notes, the "Other Investment Securities"). The Other Investment Securities represent unsecured general obligations of Fannie Mae and Freddie Mac and are structured to be subject to the performance of a certain pool of residential mortgage loans.

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

The Company has separately made joint elections with three of its subsidiaries, ZFC Funding Inc., ZFC Trust TRS I, LLC and ZFC Honeybee TRS, LLC, to treat such subsidiaries as taxable REIT subsidiaries (the "TRS entities"). The Company may perform certain activities through these TRS entities that could adversely impact the Company's REIT qualification if performed other than through a TRS entity. The Company's TRS entities file separate tax returns and are taxed as standalone U.S. C-Corporations irrespective of the dividends-paid deduction available to REITs for federal income tax purposes.

The Company assesses its tax positions for all open tax years and records tax benefits only if tax positions meet a more-likely-than-not threshold in accordance with U.S. GAAP for guidance on accounting for uncertainty in income taxes.

Significant Accounting Policies

See "Notes to Consolidated Financial Statements, Note 2 — Summary of Significant Accounting Policies" included in Item 8, "Financial Statements and Supplementary Data," included in the Company's annual report on Form 10-K for the year ended December 31, 2014 for the Company's Significant Accounting Policies.

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

Total consideration at closing was as follows:
Cash paid to owners of GMFS	$62,847,452
Contingent consideration	11,430,413
Total consideration	$74,277,865

Contingent consideration represents the estimated present value of future earn-out payments as defined in the Merger Agreement. Contingent consideration was estimated at closing based on future earnings projections of GMFS over the four year earn-out period and is re-measured to fair value at each reporting date until the contingency is resolved. The changes in fair value are recognized in earnings. The final consideration paid could be materially different from the estimate and the difference will be recorded through earnings in the consolidated statement of operations. For the three and six months ended June 30, 2015, the Company recorded an increase in contingent consideration of $325,807 and $849,232 due to the passage of time. Such amount is included in operating expenses in the consolidated statements of operations.

Under the acquisition method of accounting, the total purchase price allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed is based on management's preliminary valuation of GMFS's tangible and intangible assets acquired by the Company and GMFS's liabilities assumed by the Company as of October 31, 2014. A preliminary valuation of the net assets acquired is summarized as follows (the final purchase price allocation did not result in material changes as of June 30, 2015):

Fair value of Assets:
Cash and cash equivalents	$13,304,612
Mortgage loans held for sale	92,512,390
Mortgage loans held for investment	1,098,897
Derivative assets	1,590,160
Other assets	2,713,950
MSRs	32,300,337
Goodwill	16,512,680
Intangible Assets	5,800,000
Loans eligible for repurchase from Ginnie Mae	21,169,329
Total assets acquired	$187,002,355
Fair value of Liabilities:
Warehouse lines of credit	$85,840,705
Accounts payable and other liabilities	5,714,456
Liability for loans eligible for repurchase from Ginnie Mae	21,169,329
Total liabilities assumed	$112,724,490
Fair value of net assets acquired	$74,277,865

The following table presents information about the intangible assets acquired by the Company:

	Estimated Fair Value	Estimated Useful Life
Trade name	$2.0 million	10 years
Customer relationships	1.3 million	10 years
Licenses	1.0 million	3 years
Favorable lease	1.5 million	12 years
Total Intangible assets	$5.8 million

Amortization expense related to the intangible assets acquired for the three and six months ended June 30, 2015 was as follows:

	Three months ended June 30, 2015	Six months ended June 30, 2015
Amortization expense	$197,085	$394,171

Such amounts are recorded as other expenses in the consolidated statements of operations.

At June 30, 2015 and December 31, 2014, accumulated amortization is as follows:

	June 30, 2015	December 31, 2014
Trade name	$133,336	$33,333
Customer relationships	86,664	21,666
Licenses	222,224	55,556
Favorable lease	83,336	20,834
Total accumulated amortization	$525,560	$131,389

Amortization expense related to the intangible assets for the period July 1, 2015 to December 31, 2015 and for the five years subsequent to December 31, 2015 is as follows:

July 1, 2015 – December 31, 2015	$394,171
2016	$788,340
2017	$732,776
2018	$455,004
2019	$455,004
2020	$455,004

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and liabilities assumed and is primarily made up of expected synergies and the assembled workforce of GMFS. This determination of goodwill at the time of closing was preliminary and was as follows:

Total purchase price	$74,277,865
Less: Preliminary estimate of the fair value of the net assets acquired	(57,765,185)
Goodwill	$16,512,680

Pursuant to the terms of the Merger Agreement, based on the final reconciliation of the October 31, 2014 values, the Company received a net settlement of $1,684,263 in June 2015 from an escrow account established at the time of the closing and updated its allocation of the purchase price to the assets and liabilities acquired. The updated allocation, combined with the receipt of escrow funds resulted in a reduction of goodwill of $1,943,533 and a reduction of accrued expenses of $259,269.

The changes in the carrying amount of the goodwill for the six months ended June 30, 2015 is as follows:

Balance at December 31, 2014	$16,512,680
Less:
Reversal of a liability existing as of the date of acquisition	(385,610)
Finalization of purchase price based upon final reconciliation	(1,943,533)
Balance at June 30, 2015	$14,183,537

No impairment losses were recorded for the three and six months ended June 30, 2015. The Company did not have any goodwill prior to the acquisition of GMFS on October 31, 2014.

The adjustments were recorded based on information obtained subsequent to the acquisition date that related to information that existed as of the acquisition date.

Additional adjustments may be recorded during the allocation period specified by U.S. GAAP as additional information becomes available.

Goodwill has been allocated to the Company's residential mortgage banking segment. Additionally, goodwill is expected to be deductible for tax purposes over a 15-year life.

4. Fair Value

Fair Value Measurement

Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following table sets forth the Company's financial instruments that were accounted for at fair value on a recurring basis at June 30, 2015, by level within the fair value hierarchy:

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for investment	$—	$—	$406,139,379	$406,139,379
Mortgage loans held for sale	—	104,785,025	—	104,785,025
Non-Agency RMBS	—	—	131,389,756	131,389,756
Other Investment Securities	—	—	12,368,030	12,368,030
MSRs	—	—	42,692,180	42,692,180
Derivative assets	—	259,687	2,245,420	2,505,107
Total	$—	$105,044,712	$594,834,765	$699,879,477
Liabilities
Derivative liabilities	$—	$1,109,454	$62,797	$1,172,251
Total	$—	$1,109,454	$62,797	$1,172,251

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

The following tables present additional information about the Company's financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Mortgage Loans Held for Investment, RMBS and Other Investment Securities

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Mortgage Loans Held for Investment	Non-Agency RMBS	Other Investment Securities	Mortgage Loans Held for Investment	Non- Agency RMBS	Other Investment Securities
Beginning balance	$415,959,838	$148,585,733	$2,040,532	$331,785,542	$226,155,221	$—
Originations/acquisitions	2,879,919	1,989,345	12,420,044	84,795,975	11,830,958	10,676,953
Proceeds from sales	—	(10,486,280)	(2,241,387)	—	(2,072,198)	—
Amortization of premiums	(934)	—	—	—	—	—
Net accretion of discounts	3,909,133	2,323,969	43,674	3,423,653	2,603,804	80,424
Proceeds from principal repayments	(16,135,377)	(8,955,597)	—	(9,509,379)	(15,582,121)	—
Conversion of mortgage loans to REO	(1,137,292)	—	—	—	—	—
Total losses (realized/unrealized) included in earnings	(14,896,740)	(2,950,921)	(161,564)	(4,302,177)	(468,061)	—
Total gains (realized/unrealized) included in earnings	15,560,832	883,507	266,731	27,360,106	4,825,933	1,276,626
Ending balance	$406,139,379	$131,389,756	$12,368,030	$433,553,720	$227,293,536	$12,034,003
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the reporting date	$(5,994)	$(2,108,636)	$(83,166)	$22,695,371	$4,316,518	$1,276,626

Derivative Instruments

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Loan Purchase Commitments	Interest Rate Lock Commitments	Loan Purchase Commitments	Interest Rate Lock Commitments
Beginning balance	$4,037	$2,481,063	$—	$—
Change in unrealized gain or loss	(66,834)	(235,643)	—	—
Ending balance	$(62,797)	$2,245,420	$—	$—
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the reporting date	$(66,834)	$(235,643)	$—	$—

MSR

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the reporting date	$1,691,115	$—

See Note 8 – “Mortgage Servicing Rights, at fair value” for additional information about the Company’s MSRs.

There were no financial assets or liabilities that were accounted for at fair value on a nonrecurring basis at June 30, 2015 or December 31, 2014. During the six months ended June 30, 2015 mortgage loans held for investment were transferred out of Level 3 when the properties were foreclosed and were classified as real estate owned. There were no mortgage loans held for investment transferred out of Level 3 during the six months ended June 30, 2014. There were no other transfers into or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2015 or six months ended June 30, 2014.

The following tables present quantitative information about the Company's assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:–

	Fair Value at June 30, 2015	Valuation Technique(s)	Unobservable Input	Min/Max		Weighted Average
Mortgage loans held for investment	$406,139,379	Discounted cash flow model	Constant voluntary prepayment	1.8%	4.9%	3.2%
			Constant default rate	0.8%	4.3%	3.0%
			Loss severity	6.9%	40.7%	23.7%
			Delinquency	4.7%	12.8%	10.7%
Non-Agency RMBS(1)
Alternative – A	$47,124,278	Broker quotes/comparable trades	Constant voluntary prepayment	2.3%	21.4%	13.4%
			Constant default rate	0.1%	7.9%	3.1%
			Loss severity	0.0%	99.3%	22.3%
			Delinquency	1.1%	24.3%	10.2%
Pay option adjustable rate	43,208,622	Broker quotes/comparable trades	Constant voluntary prepayment	2.0%	13.7%	7.2%
			Constant default rate	1.5%	15.9%	3.9%
			Loss severity	0.0%	81.2%	42.4%
			Delinquency	6.0%	26.4%	13.4%
Prime	36,333,903	Broker quotes/comparable trades	Constant voluntary prepayment	2.9%	18.9%	8.4%
			Constant default rate	0.7%	11.5%	4.0%
			Loss severity	0.0%	86.7%	30.5%
			Delinquency	3.4%	24.8%	12.8%
Subprime	4,722,953	Broker quotes/comparable trades	Constant voluntary prepayment	2.7%	7.4%	4.4%
			Constant default rate	3.2%	8.0%	6.9%
			Loss severity	13.4%	106.3%	78.7%
			Delinquency	19.0%	27.5%	22.6%
Total Non-Agency RMBS	$131,389,756

Other Investment Securities(1)	$12,368,030	Broker quotes/comparable trades	Constant voluntary prepayment	3.6%	7.5%	5.6%

MSRs	$42,692,180	Discounted cash flow model	Constant voluntary prepayment	8.40%	9.90%	8.96%
			Cost of servicing	$78	$107	$90
			Discount rate	9.00%	10.00%	9.36%

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

Derivative Financial Instruments

The Company estimates the fair value of interest rate lock commitments (“IRLC”) based on quoted Agency MBS prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the loans and the probability that the mortgage loan will be purchased as a percentage of the commitments it has made (the "pull-through rate"). The Company categorizes IRLCs as a "Level 3" financial statement item.

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

The following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs at June 30, 2015:

Pull-through rate
Range	68.2% - 100.0%
Weighted average	85.5%
MSR value expressed as:
Servicing fee multiple
Range	0.3% - 5.6%
Weighted average	3.8%
Percentage of unpaid principal balance
Range	0.1% - 1.9%
Weighted average	1.0%

The fair value measurements of these assets are sensitive to changes in assumptions regarding prepayment, probability of default, loss severity in the event of default, forecasts of home prices, and significant activity or developments in the real estate market. Significant changes in any of those inputs in isolation may result in significantly higher or lower fair value measurements. Generally, an increase in the probability of default and loss severity in the event of default would result in a lower fair value measurement. A decrease in these assumptions would have the opposite effect. Conversely, an assumption that the home prices will increase would result in a higher fair value measurement. A decrease in the assumption for home prices would have the opposite effect.

Fair Value Option

Changes in fair value for assets and liabilities for which the fair value option was elected are recognized in earnings as they occur. The fair value option may be elected on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.

The following table presents the difference between the fair value and the aggregate unpaid principal amount and/or notional balance of assets for which the fair value option was elected at June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
	Fair Value	Unpaid Principal and/or Notional Balance(1)	Difference	Fair Value	Unpaid Principal and/or Notional Balance(1)	Difference
Financial instruments, at fair value
Mortgage loans held for investment (2)	$406,139,379	$449,420,921	$(43,281,542)	$415,959,838	$464,877,028	$(48,917,190)
Mortgage loans held for sale	104,785,025	100,495,440	4,289,585	97,690,960	92,917,659	4,773,301
Non-Agency RMBS	131,389,756	197,460,434	(66,070,678)	148,585,733	226,501,915	(77,916,182)
Other Investment Securities	12,368,030	12,732,000	(363,970)	2,040,532	2,250,000	(209,468)
MSRs	42,692,180	3,608,003,517	(3,565,311,337)	33,378,978	3,078,974,342	(3,045,595,364)

(1)	Non-Agency RMBS includes an IO with a notional balance of $39.3 million and $48.6 million at June 30, 2015 and December 31, 2014, respectively.

(2)	Balance comprised of loans that are (i) distressed and re-performing at the time of purchase and (ii) newly originated at the time of purchase.

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

The following table summarizes the estimated fair value for all other financial instruments at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets
Cash	$28,635,539	$28,635,539	$33,791,013	$33,791,013
Restricted cash	2,281,129	2,281,129	7,143,078	7,143,078
Mortgage loans held for investment, at cost	878,853	925,109	1,310,544	1,338,935
Liabilities
Warehouse lines of credit	$96,092,944	$96,092,944	$89,417,564	$89,417,564
Loan repurchase facilities	296,150,716	296,150,716	300,092,293	300,092,293
Securities repurchase agreements	86,192,540	86,192,540	103,014,105	103,014,105
Exchangeable Senior Notes	59,141,625	55,978,929	59,933,400	55,474,741
Contingent consideration	12,279,645	12,279,645	11,430,413	11,430,413

Cash includes cash on hand for which fair value equals carrying value (a Level 1 measurement). Restricted cash represents the Company's cash held by counterparties as collateral against the Company's derivatives, loan repurchase facilities and securities repurchase agreements. Due to the short-term nature of the restrictions, fair value approximates carrying value (a Level 1 measurement). The fair value of the mortgage loans held for investment is determined, where possible using secondary-market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan. Accordingly, mortgage loans held for investment are classified as Level 2 in the fair value hierarchy. The fair value of the Company's warehouse lines of credit and repurchase agreements related to the GMFS origination platform, Loan Repurchase Facilities and securities repurchase agreements is based on an expected present value technique using observable market interest rates. As such, the Company considers the estimated fair value to be a Level 2 measurement. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. The fair value of the Exchangeable Senior Notes (see Note 12) is based on observable market prices (a Level 2 measurement). The fair value of the contingent consideration represents the estimated present value of future earn-out payments related to the GMFS acquisition. The estimated present value is determined based on future earnings projections and market discount rates (a Level 3 measurement).

The differences reflected in the table for mortgage loans held for investment are not necessarily indicative of cumulative gains or losses related to loans because it does not take into account the fair value of the loans at the date of acquisition.

5. Mortgage Loans Held for Investment, at Fair Value

Distressed and re-performing loans at the time of purchase

The Company did not acquire any mortgage loans held for investment which showed evidence of credit deterioration at the time of purchase during the three and six months ended June 30, 2015.

During the three and six months ended June 30, 2014, the Company's acquisition of mortgage loans held for investment which showed evidence of credit deterioration at the time of purchase were as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Aggregate Unpaid Principal Balance	$—	$100,422,418
Loan Repurchase Facilities Used	—	60,557,196

The following table sets forth certain information regarding the Company's mortgage loans held for investment at June 30, 2015 and December 31, 2014 which showed evidence of credit deterioration at the time of purchase:

June 30, 2015

							Difference
							Between Fair
							Value and
							Aggregate
	Unpaid						Unpaid
	Principal	Premium	Amortized	Gross Unrealized(1)			Principal	Weighted Average
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Balance	Coupon	Yield(2)
Mortgage Loans Held for Investment
Performing
Fixed	$252,675,537	$(48,603,149)	$204,072,388	$27,672,349	$(1,431,211)	$230,313,526	$(22,362,011)	4.62%	7.46%
ARM	158,268,741	(19,295,683)	138,973,058	9,375,159	(1,536,969)	146,811,248	(11,457,493)	3.55	7.14
Total performing	410,944,278	(67,898,832)	343,045,446	37,047,508	(2,968,180)	377,124,774	(33,819,504)	4.21	7.33
Non-performing(3)	34,890,025	(5,551,256)	29,338,769	697,611	(4,601,741)	25,434,639	(9,455,386)	5.05	7.23
Total Mortgage Loans Held for Investment	$445,834,303	$(73,450,088)	$372,384,215	$37,745,119	$(7,569,921)	$402,559,413	$(43,274,890)	4.27%	7.32%

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded a gain of $1.3 million and $22.0 million for the three months ended June 30, 2015 and June 30, 2014, respectively, and a gain of $0.2 million and $22.7 million for the six months ended June 30, 2015 and June 30, 2014, respectively, as change in unrealized gain or loss on mortgage loans held for investment in the consolidated statements of operations.

(2)	Unleveraged yield.

(3)	Loans that are delinquent for 60 days or more are considered non-performing.

December 31, 2014

							Difference
							Between Fair
							Value and
							Aggregate
	Unpaid						Unpaid
	Principal	Premium	Amortized	Gross Unrealized(1)			Principal	Weighted Average
	Balance	(Discount)	Cost	Gains	Losses	Fair Value	Balance	Coupon	Yield(2)
Mortgage Loans Held for Investment
Performing
Fixed	$265,306,697	$(51,501,092)	$213,805,605	$26,732,362	$(1,383,524)	$239,154,443	$(26,152,254)	4.50%	7.28%
ARM	162,858,201	(21,343,046)	141,515,155	9,568,296	(1,441,035)	149,642,416	(13,215,785)	3.59	7.10
Total performing	428,164,898	(72,844,138)	355,320,760	36,300,658	(2,824,559)	388,796,859	(39,368,039)	4.15	7.21
Non-performing(3)	35,945,165	(6,039,073)	29,906,092	840,097	(4,369,886)	26,376,303	(9,568,862)	5.48	7.13
Total Mortgage Loans Held for Investment	$464,110,063	$(78,883,211)	$385,226,852	$37,140,755	$(7,194,445)	$415,173,162	$(48,936,901)	4.26%	7.20%

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment.

(2)	Unleveraged yield.

(3)	Loans that are delinquent for 60 days or more are considered non-performing.

The following table presents the change in accretable yield for the Company's mortgages held for investment which had shown evidence of credit deterioration since origination at the time of purchase for the six months ended June 30, 2015 and June 30, 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Accretable yield, beginning of period	$267,509,905	$223,401,697
Acquisitions	—	55,532,098
Accretion	(12,994,521)	(12,469,507)
Reclassifications from nonaccretable difference	3,502,800	9,851,517
Accretable yield, end of period	$258,018,184	$276,315,805

Newly originated loans at the time of purchase

During the three and six months ended June 30, 2015, the Company's acquisition of mortgage loans held for investment which were newly originated at the time of purchase was as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Aggregate Unpaid Principal Balance	$1,403,081	$2,879,919
Loan Repurchase Facilities Used	1,179,015	2,481,602

During the three and six months ended June 30, 2014, the Company did not acquire any mortgage loans held for investment which were newly originated at the time of purchase.

The following table sets forth certain information regarding the Company's mortgage loans held for investment at June 30, 2015 and December 31, 2014 which were newly originated at the time of purchase and sourced through its loan purchase program:

June 30, 2015

				Gross Unrealized(1)			Weighted Average
	Unpaid Principal Balance	Premium	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Performing
Fixed	$3,586,618	$62,888	$3,649,506	$—	$(69,540)	$3,579,966	4.88%	4.73%
Total Mortgage Loans Held for Investment	$3,586,618	$62,888	$3,649,506	$—	$(69,540)	$3,579,966	4.88%	4.73%

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded a loss of $0.1 million for the three and six months ended June 30, 2015 as change in unrealized gain or loss on mortgage loans held for investment in the consolidated statements of operations. The Company did not hold any mortgage loans held for investment which were newly originated at the time of purchase during the three and six months ended June 30, 2014.

(2)	Unleveraged yield.

December 31, 2014

				Gross Unrealized(1)			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Performing
Fixed	$766,965	$16,173	$783,138	$3,538	$—	$786,676	4.38%	4.20%
Total Mortgage Loans Held for Investment	$766,965	$16,173	$783,138	$3,538	$—	$786,676	4.38%	4.20%

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment.

(2)	Unleveraged yield.

Concentrations

At June 30, 2015 and December 31, 2014, the Company's mortgage loans held for investment, at fair value consisted of mortgage loans on residential real estate located throughout the United States. The following is a summary of certain concentrations of credit risk in the mortgage loan portfolio at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Concentration

Percentage of fair value of mortgage loans with unpaid principal balance to current property value in excess of 100%	50.1%	55.7%
Percentage of fair value of mortgage loans secured by properties in the following states:

Each representing 10% or more of fair value:
California	26.1%	26.2%
Florida	16.6%	16.6%
Additional state representing more than 5% of fair value:
Georgia	5.7%	5.7%
New York	5.0%	5.1%
Percentage of unpaid principal balance of mortgage loans carrying mortgage insurance	9.1%	10.3%

The range of interest rates and contractual maturities of the Company's mortgage loans held for investment at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Interest rates	1.75% - 12.20%	1.75% - 12.20%
Contractual maturities	1 – 45 years	1 – 46 years

REO

At June 30, 2015 and December 31, 2014, the Company held REO with a net realizable value of $1,790,760 and $1,282,669, respectively. Such amounts are included in other assets in the Company's consolidated balance sheets.

Additionally, at June 30, 2015 and December 31, 2014 the carrying amount of mortgage loans held for investment secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction is $8,532,171 and $4,762,509, respectively.

6. Mortgage Loans Held for Sale, at Fair Value

During the six months ended June 30, 2015, the Company's mortgage loans held for sale activity was as follows:

Balance at beginning of year	$97,690,960
Originations and repurchases	955,619,927
Proceeds from sales and principal payments	(981,116,104)
Transfers from mortgage loans held for investment, at cost	65,983
Gain on sale	32,524,259
Balance at end of period	$104,785,025

The Company did not have mortgage loans held for sale prior to the acquisition of GMFS on October 31, 2014.

The following summarizes mortgage loans held for sale, at fair value at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Conventional	$55,506,426	$56,859,776	$55,073,645	$57,058,195
Governmental	24,070,415	25,855,062	13,407,781	14,601,797
United States Department of Agriculture loans	12,391,028	12,835,699	16,105,088	17,069,138
United States Department of Veteran Affairs loan	6,514,923	6,949,789	6,730,696	7,196,278
Reverse mortgage	2,012,648	2,284,699	1,600,449	1,765,552
Total	$100,495,440	$104,785,025	$92,917,659	$97,690,960

7. Real Estate Securities and Other Investment Securities, at Fair Value

The Company's non-Agency RMBS portfolio is not issued or guaranteed by Fannie Mae, Freddie Mac or any other U.S. Government agency or a federally chartered corporation and is therefore subject to additional credit risks.

The following tables present forth certain information regarding the Company's non-Agency RMBS and Other Investment Securities at June 30, 2015 and December 31, 2014:

June 30, 2015

				Gross Unrealized(1)			Weighted Average
	Principal or Notional	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Real estate securities
Non-Agency RMBS
Alternative – A(3)	$93,275,721	$(46,808,702)	$46,467,019	$1,590,422	$(933,163)	$47,124,278	2.44%	7.11%
Pay option adjustable rate	55,314,958	(10,158,317)	45,156,641	39,361	(1,987,380)	43,208,622	0.96	5.82
Prime	40,959,740	(5,322,009)	35,637,731	965,373	(269,201)	36,333,903	3.62	6.43
Subprime	7,910,015	(3,307,238)	4,602,777	122,137	(1,961)	4,722,953	0.96	7.35
Total non-Agency RMBS	$197,460,434	$(65,596,266)	$131,864,168	$2,717,293	$(3,191,705)	$131,389,756	2.21%	6.49%
Other Investment Securities (4)	$12,732,000	$(282,273)	$12,449,727	$33,955	$(115,652)	$12,368,030	4.29%	6.88%

(1)	The Company has elected the fair value option pursuant to ASC 825 for its real estate securities and Other Investment Securities. The Company recorded a loss of $2.0 million and a gain of $1.5 million for the three months ended June 30, 2015 and June 30, 2014, respectively, and a loss of $2.1 and a gain of $4.3 million for the six months ended June 30, 2015 and June 30, 2014, respectively, as change in unrealized gain or loss on real estate securities in the consolidated statements of operations. The Company also recorded a gain of $8,207 and $0.9 million for the three months ended June 30, 2015 and June 2014, respectively, and a gain of $0.1 million and $1.3 million for the six months ended June 30, 2015 and June 30, 2014, respectively, as change in unrealized gain or loss on Other Investment Securities in the consolidated statements of operations.

(2)	Unleveraged yield.

(3)	Alternative – A RMBS includes an IO with a notional balance of $39.3 million.

(4)	See “Note 2 – Basis of Quarterly Presentation, Other Investment Securities”.

December 31, 2014

				Gross Unrealized(1)			Weighted Average
	Principal or Notional	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(2)
Real estate securities
Non-Agency RMBS Alternative – A(3)	$118,547,109	$(58,583,222)	$59,963,887	$1,916,611	$(583,958)	$61,296,540	3.44%	7.03%
Pay option adjustable rate	58,122,808	(11,491,663)	46,631,145	80,848	(1,170,668)	45,541,325	0.93	6.12
Prime	43,803,995	(6,219,091)	37,584,904	1,545,452	(65,280)	39,065,076	3.60	6.79
Subprime	6,028,003	(3,290,867)	2,737,136	—	(54,344)	2,682,792	0.33	16.98
Total non-Agency RMBS (4)	$226,501,915	$(79,584,843)	$146,917,072	$3,542,911	$(1,874,250)	$148,585,733	2.62%	6.96%
Other Investment Securities(4)(5)	$2,250,000	$16,756	$2,266,756	$—	$(226,224)	$2,040,532	3.92%	5.90%

(1)	The Company has elected the fair value option pursuant to ASC 825 for its real estate securities and Other Investment Securities.

(2)	Unleveraged yield.

(3)	Alternative – A RMBS includes an IO with a notional balance of $48.6 million.

(4)	Weighted average life is greater than 5 years. Actual maturities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and credit losses.

(5)	See Note 2 – Basis of Quarterly Presentation, “Other Investment Securities”.

	June 30, 2015		December 31, 2014
	Non-Agency RMBS	Other Investment Securities	Non-Agency RMBS	Other Investment Securities
Contractual maturities (range)	18.6 to 31.8 years	8.9 to 12.3 years	20.3 to 32.3 years	9.7 years
Weighted average maturity	24.6 years	10.3 years	24.9 years	9.7 years

Actual maturities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and credit losses.

All real estate securities and Other Investment Securities held by the Company at June 30, 2015 and December 31, 2014 were issued by issuers based in the United States.

The following table presents certain additional information regarding the Company's RMBS and Other Investment Securities:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Proceeds from the sale of real estate securities	$10,486,280	$—	$10,486,280	$2,072,198
Proceeds from the sale of other investment securities	2,241,387	—	2,241,387	—
Realized loss from other than temporary impairment on real estate securities	—	—	—	—
Realized loss from other than temporary impairment on Other Investment Securities	—	—	—	—

8. Mortgage Servicing Rights, at Fair Value

The Company's MSRs consist of conforming conventional loans sold to Fannie Mae and Freddie Mac or loans securitized in Ginnie Mae securities. Similarly, the government loans serviced by the Company are secured through Ginnie Mae, whereby the Company is insured against loss by the FHA or partially guaranteed against loss by the VA.

The activity of MSRs for the six months ended June 30, 2015 is as follows:

Balance at beginning of period	$33,378,978
Additions due to loans sold, servicing retained	9,090,394
Fair value adjustment:(1)
Changes in valuation inputs or assumptions used in a valuation model(2)	1,691,115
Other changes(3)	(1,468,307)
Balance at end of period	$42,692,180

(1)	Included in change in fair value of MSRs in the Company's consolidated statements of operations.

(2)	Primarily reflects changes in prepayment assumptions due to changes in interest rates.

(3)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid off or paid down during the period.

The Company did not have MSRs prior to the acquisition of GMFS on October 31, 2014.

The Company's MSR portfolio at June 30, 2015 and December 31, 2014 is summarized as follows:

	June 30, 2015		December 31, 2014
	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Fannie Mae	$1,792,474,984	$20,204,653	$1,640,799,719	$17,078,181
Ginnie Mae	1,287,026,311	16,240,299	1,146,234,768	13,102,076
Freddie Mac	528,502,222	6,247,228	291,939,855	3,198,721
Total	$3,608,003,517	$42,692,180	$3,078,974,342	$33,378,978

The following is a quantitative summary of key inputs used in the valuation of the Company's MSRs at June 30, 2015 and the effect on the estimated fair value from adverse changes in those assumptions (weighted averages are based upon unpaid principal balance):

Discount rate
Range	6.55% - 12.16%
Weighted average	9.36%

Effect on fair value of adverse change of:
5%	$(867,301)
10%	$(1,701,815)
20%	$(3,278,946)

Prepayment speed(1)
Range	6.78% - 11.49%
Weighted average	8.96%

Effect on fair value of adverse change of:
5%	$(750,802)
10%	$(1,487,978)
20%	$(2,916,981)

Per-loan annual cost of servicing
Range	$63 - $117
Weighted average	$90

Effect on fair value of adverse change of:
5%	$(476,501)
10%	$(953,015)
20%	$(1,906,041)

(1)	Prepayment speed is measured using CPR.

The Company contracts with licensed sub-servicers to perform all servicing functions for these loans. The following table presents the loan servicing fee income, net of direct costs, for the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Income	$2,498,730	$4,883,132
Late charges	—	35
Cost of sub-servicer	(831,095)	(1,578,433)
Loan servicing fee income, net of direct costs	$1,667,635	$3,304,734

The Company did not have any MSRs or loan servicing fees, net of direct costs prior to the acquisition of GMFS on October 31, 2014.

9. Warehouse Lines of Credit

At June 30, 2015 and December 31, 2014, the Company had two warehouse lines of credit and two master repurchase agreements, each with different lenders, which provide financing for the Company’s origination of mortgage loans held for sale.

The warehouse lines of credit and repurchase agreements bear interest at a rate that has historically moved in close relationship to LIBOR.

The following table presents certain information regarding the Company's warehouse lines of credit and repurchase agreements at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Availability	$165,000,000	$130,000,000
Expiration dates	September 2015 – June 2016	January 2015 – June 2016
Outstanding balance	$96,092,944	$89,417,564

The agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. The Company was in compliance with all significant debt covenants for the three and six months ended June 30, 2015 and at December 31, 2014.

The following table presents certain information regarding the Company's warehouse lines of credit and repurchase agreements at June 30, 2015 and December 31, 2014 by remaining maturity:

	June 30, 2015		December 31, 2014
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
30 days or less	$—	—%	$21,210,431	2.47%
31 days to 90 days	27,700,787	2.50	—	—
91 days to 180 days	55,813,052	2.45	—	—
Greater than 180 days to 1 year	12,579,105	2.93	57,118,533	2.46
Greater than 1 year	—	—	11,088,600	2.92
Total balance and weighted average rate	$96,092,944	2.53%	$89,417,564	2.52%

At June 30, 2015 and December 31, 2014 $103,080,539 and $97,690,960 of the Company's mortgage loans held for sale, respectively were pledged to secure the warehouse lines of credit and repurchase agreements related to the GMFS origination platform.

10. Loan Repurchase Facilities

At June 30, 2015 and December 31, 2014 the Company had the following outstanding master repurchase agreements with Citibank, N.A. (the “Citi Loan Repurchase Facility”) and Credit Suisse First Boston Mortgage Capital LLC (the “Credit Suisse Loan Repurchase Facility”) used to fund the purchase of mortgage loans held for investments (collectively, the “Loan Repurchase Facilities”):

	June 30, 2015		December 31, 2014
Lender	Citibank, N.A	Credit Suisse First Boston Mortgage Capital LLC	Citibank, N.A	Credit Suisse First Boston Mortgage Capital LLC
Collateral type funded by facility	Distressed and Re-Performing Loans	Newly Originated Loans	Distressed and Re-Performing Loans	Newly Originated Loans
Total facility size	$325,000,000	$100,000,000	$325,000,000	$100,000,000
Amount committed	$150,000,000	$25,000,000	$150,000,000	$100,000,000
Maturity date	May 20, 2016	June 27, 2016	May 22, 2015	August 13, 2015
Outstanding balance	$292,980,717	$3,169,999	$299,402,024	$690,269

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

The Company pledges cash and certain of its Trust Certificates as collateral under the Loan Repurchase Facilities. The amounts available to be borrowed are dependent upon the fair value of the Trust Certificates pledged as collateral, which fluctuates with changes in interest rates, type of underlying mortgage loans and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in the fair value of pledged Trust Certificates, the lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. During the three and six months ended June 30, 2015 and June 30, 2014, and at December 31, 2014, the Company has met all margin call requirements related to any outstanding balances under its Loan Repurchase Facilities.

The agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth and maximum debt to net worth ratio, as defined in the agreements. The Company was in compliance with all significant debt covenants for the three and six months ended June 30, 2015 and June 30, 2014, and at December 31, 2014.

The following table presents certain information regarding the Company's Loan Repurchase Facilities at June 30, 2015 and December 31, 2014 by remaining maturity:

	June 30, 2015		December 31, 2014
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Loan Repurchase Facilities borrowings maturing within
91-180 days	$—	—	$299,402,024	2.92%
Greater than 180 days to 1 year	296,150,716	2.93%	690,269	2.46%
Total balance and weighted average rate	$296,150,716	2.93%	$300,092,293	2.92%

The following table presents information with respect to the Company's posting of mortgage loan collateral for the Loan Repurchase Facilities at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Loan Repurchase Facilities	$296,150,716	$300,092,293
Fair value of Trust Certificates pledged as collateral	405,438,355	415,814,067
Fair value of mortgage loans not pledged as collateral	701,024	145,771
Cash pledged as collateral	9,485	—
Unused Amount(1)	128,849,284	124,907,707

(1)	The amount the Company is able to borrow under the Loan Repurchase Facilities is tied to the fair value of unencumbered Trust Certificates eligible to secure those agreements and the Company's ability to fund the agreements' margin requirements relating to the collateral sold.

The following table presents additional information with respect to the Loan Repurchase Facilities:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Weighted average interest rate (1)	3.17%	3.06%	3.15%	3.06%
Average unpaid principal balance of loans sold under agreements to repurchase	$692,476	$—	$708,068	$192,380
Maximum daily amount outstanding	300,667,245	297,401,891	302,037,635	297,401,891
Interest expense	2,371,281	2,260,080	4,724,217	4,090,987

(1) Includes commitment fees.

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

The Company has master repurchase agreements with four financial institutions at June 30, 2015.

The following table presents certain information regarding the Company's securities repurchase agreements at June 30, 2015 and December 31, 2014 by remaining maturity and collateral type:

	June 30, 2015
	Non-Agency RMBS		Other Investment Securities
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Securities repurchase agreements maturing within
30 days or less	$86,192,540	1.62%	$—	—%
Total balance/weighted average rate	$86,192,540	1.62%	$—	—%

	December 31, 2014
	Non-Agency RMBS		Other Investment Securities
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Securities repurchase agreements maturing within
30 days or less	$101,553,292	1.57%	$1,460,813	1.66%
Total balance/weighted average rate	$101,553,292	1.57%	$1,460,813	1.66%

Although securities repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or cash to fund margin calls.

The Company pledges cash and certain of its RMBS and Other Investment Securities as collateral under these securities repurchase agreements. The amounts available to be borrowed are dependent upon the fair value of the RMBS and Other Investment Securities pledged as collateral, which fluctuates with changes in interest rates, type of securities and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in the fair value of pledged RMBS and Other Investment Securities, the lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. During the three and six months ended June 30, 2015 and June 30, 2014 and at December 31, 2014, the Company has met all margin call requirements under its securities repurchase agreements.

The following table presents information with respect to the Company's posting of collateral under its securities repurchase agreements at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Total outstanding under securities repurchase agreements secured by non-Agency RMBS	$86,192,540	$101,553,292
Total outstanding under securities repurchase agreements secured by Other Investment Securities	—	1,460,813
Fair value of non-Agency RMBS pledged as collateral	117,472,624	135,779,193
Fair value of Other Investment Securities pledged as collateral	—	2,040,532
Fair value of non-Agency RMBS not pledged as collateral	13,917,132	12,806,540
Fair value of Other Investment Securities not pledged as collateral	12,368,030	—
Cash pledged as collateral	743,183	684,256

12. 8.0% Exchangeable Senior Notes due 2016

On November 25, 2013, the Operating Partnership issued the Exchangeable Senior Notes with a stated rate of 8.0% and an aggregate principal amount of $57.5 million (the “Exchangeable Senior Notes”). The Exchangeable Senior Notes were issued pursuant to an Indenture, dated November 25, 2013, between the Company, as guarantor, the Operating Partnership and U.S. Bank National Association, as trustee. The sale of the Exchangeable Senior Notes generated net proceeds of approximately $55.3 million. Aggregate estimated offering expenses in connection with the transaction, including the initial purchasers' discount of approximately $1.7 million, were approximately $2.2 million.

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

As a result of the NYSE related limitation on the use of share-settlement for the full conversion option, the embedded conversion option does not qualify for equity classification and instead is separately valued and accounted for as a derivative liability. The initial value allocated to the derivative liability was $1.3 million, which represents a discount to the debt to be amortized through interest expense using the effective interest method through the Maturity Date. During each reporting period, the conversion option derivative liability is marked to fair value through earnings. At June 30, 2015 and December 31, 2014, the fair value of the conversion option derivative liability was as follows:

	June 30, 2015	December 31, 2014
Fair value of conversion option derivative liability	$388,261	$1,022,248

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

The unamortized discount is as follows:

	June 30, 2015	December 31, 2014
Unamortized discount	$1,521,071	$2,025,259

13. Derivative Instruments

Interest Rate Swap and Swaption Agreements

To help mitigate exposure to higher short-term interest rates, the Company uses currently-paying and forward-starting, three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements. Additionally, the Company enters into interest rate swaption agreements which gives the Company the right, but not the obligation, to enter into a previously agreed upon swap contract on a future date. If exercised, the Company will enter into an interest rate swap agreement and will be obligated to pay a fixed rate of interest and receive a floating rate of interest. These swap agreements establish an economic fixed rate on related borrowings because the variable-rate payments received on the interest rate swap agreements largely offset interest accruing on the related borrowings, leaving the fixed-rate payments to be paid on the interest rate swap agreements as the Company's effective borrowing rate, subject to certain adjustments including changes in spreads between variable rates on the interest rate swap agreements and actual borrowing rates.

The Company's interest rate swap agreements and interest rate swaption agreement have not been designated as hedging instruments.

Loan Purchase Commitments (“LPCs”)

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

The Company had no exposure to TBA contracts for this segment at any time during the three and six months ended June 30, 2015 and June 30, 2014. At June 30, 2015 and December 31, 2014, the Company did not have any TBA contracts outstanding relating to this segment.

Conversion Option – 8.0% Exchangeable Senior Notes

Changes in the fair value of the conversion option derivative related to the Exchangeable Senior Notes are recorded through earnings.

Derivative Instruments

The following table summarizes information related to derivative instruments held at June 30, 2015 and December 31, 2014:

Non-hedge derivatives	June 30, 2015	December 31, 2014
Notional amount of interest rate swaption	$—	$225,000,000
Notional amount of interest rate swaps	17,200,000	17,200,000
LPCs (Principal balance of underlying loans)	7,858,425	1,905,700
IRLCs (Principal balance of underlying loans)	211,455,582	118,486,590
Notional amount of MBS forward sales contracts	191,000,000	154,000,000

The notional amount is not representative of the maximum exposure to the Company.

The following table presents the fair value of the Company's derivative instruments and their balance sheet location at June 30, 2015 and December 31, 2014:

Derivative instruments	Designation	Balance Sheet Location	June 30, 2015	December 31, 2014
Interest rate swaption	Non-hedge	Derivative assets, at fair value	$—	$—
Interest rate swaps	Non-hedge	Derivative liabilities, at fair value	(721,193)	(860,553)
Exchangeable Senior Notes conversion option	Non-hedge	Derivative liabilities, at fair value	(388,261)	(1,022,248)
LPCs	Non-hedge	Derivative liabilities, at fair value (2015) and Derivative assets, at fair value (2014)	(62,797)	4,037
IRLCs	Non-hedge	Derivative assets, at fair value	2,245,420	2,481,063
MBS forward sales contracts	Non-hedge	Derivative assets, at fair value (2015) and Derivative liabilities, at fair value (2014)	259,687	(702,383)

At June 30, 2015 and December 31, 2014, no credit valuation adjustment was made in determining the fair value of the interest rate swaption or interest rate swaps.

The following table summarizes gains and losses related to derivatives:

		Three Months Ended		Six Months Ended
Non-hedge derivatives	Income Statement Location	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest rate swaption	Gain/(loss) on derivative instruments related to investment portfolio	$—	$(1,893,322)	$—	$(4,435,614)
Interest rate swaps	Gain/(loss) on derivative instruments related to investment portfolio	378,653	(482,794)	(72,786)	(940,079)
Exchangeable Senior Notes conversion option	Gain/(loss) on derivative instruments related to investment portfolio	1,113,460	473,167	633,987	364,063
LPCs	Gain/(loss) on derivative instruments related to investment portfolio	(90,656)	—	(66,834)	—
IRLCs	Mortgage banking activities, net	(2,172,157)	—	(235,643)	—
MBS forward sales contracts	Mortgage banking activities, net	1,600,781	—	962,070	—

The Company did not have any IRLCs or MBS forward sales contracts prior to the acquisition of GMFS on October 31, 2014. Additionally, the Company did not have any LPCs during the three and six months ended June 30, 2014.

Interest Rate Swaption

The following table presents information about the Company's interest rate swaption agreement at December 31, 2014:

Swaption Expiration	Notional Amount	Strike Rate	Swap Maturity	Cash Pledged as Collateral (1)
January 15, 2015	$225,000,000	3.64%	2025	$4,886,011

(1) At December 31, 2014 all collateral provided under the interest rate swaption agreement consisted of cash collateral which is included in restricted cash in the Company’s consolidated balance sheets. The interest rate swaption agreement expired in January 2015.

The credit support annex provisions of the Company's interest rate swaption agreement allow the parties to mitigate their credit risk by requiring the party which is out of the money to post collateral.

Interest Rate Swaps

The following table presents information about the Company's interest rate swap agreements at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Maturity	2023	2023
Notional Amount	$17,200,000	$17,200,000
Weighted Average Pay Rate	2.72%	2.72%
Weighted Average Receive Rate	0.28%	0.23%
Weighted Average Years to Maturity	8.1	8.6
Cash Pledged as Collateral (1)	$1,528,455	$1,572,811

(1) At June 30, 2015 and December 31, 2014 all collateral provided under the interest rate swap agreements consisted of cash collateral which is included in restricted cash in the Company’s consolidated balance sheets.

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

14. Mortgage Banking Activities

The following table presents the components of mortgage banking activities, net, recorded in the Company's consolidated statements of operations for the six months ended June 30, 2015:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Gain on sale of mortgage loans held for sale, net of direct costs(1)	$11,804,693	$22,760,951
Loan expenses, including provision for loan indemnification	(201,484)	(394,350)
Loan origination fee income	499,784	888,781
Total	$12,102,993	$23,255,382

(1)	Includes the change in fair value related to IRLCs and MBS forward sales contracts held during the periods.

The Company did not have any mortgage banking activities prior to the acquisition of GMFS on October 31, 2014.

15. Loan Indemnification Reserve

The Company has established a liability for potential losses related to representations and warranties made by GMFS on loans sold with a corresponding provision recorded for loan losses. The liability is included in accounts payable and other liabilities in the Company's consolidated balance sheets and the provision is included in mortgage banking activities, net in the Company's consolidated statements of operations. In assessing the adequacy of the liability, management evaluates various factors including actual losses on repurchases and indemnifications during the period, historical loss experience, known delinquent and other problem loans, and economic trends and conditions in the industry. Actual losses incurred are reflected as charge-offs against the reserve liability.

The activity in the loan indemnification reserve for the six months ended June 30, 2015 is as follows:

Balance at the beginning of period	$2,662,162
Loan losses incurred	(154,142)
Provision for losses	381,425
Balance at end of period	$2,889,445

The Company did not have any loan indemnification reserves prior to the acquisition of GMFS on October 31, 2014.

Because of the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. At June 30, 2015 and December 31, 2014, the reasonably possible loss above the recorded loan indemnification reserve was not considered material.

16. Income Taxes

For the six months ended June 30, 2015 and June 30, 2014, and at December 31, 2014, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders and does not engage in prohibited transactions. The majority of states also recognize the Company’s REIT status.

The Company has separately made joint elections with three of its subsidiaries, ZFC Funding, Inc., ZFC Trust TRS I, LLC and ZFC Honeybee TRS, LLC to treat such subsidiaries as taxable REIT subsidiaries (the "TRS entities"). The Company’s TRS entities file separate tax returns and are taxed as standalone C-Corporations for U.S. income tax purposes.

The following table summarizes the tax provision (benefit) recorded at the TRS entity level for the three and six months ended June 30, 2015 and June 30, 2014.

Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Current provision for income tax
Federal	$—	$—	$—	—
State	—	—	—	—
Total current provision (benefit) for income taxes	—	—	—	—

Deferred provision for income taxes
Federal	2,322,717	$—	2,202,286	$—
State	577,199	—	552,101	—
Total deferred provision (benefit) for income taxes	2,899,916	—	2,754,387	—
Total provision (benefit) for income taxes	$2,899,916	$—	$2,754,387	$—

The following is a reconciliation of the statutory federal and state rates to the effective rates for the three and six months ended June 30, 2015 and June 30, 2014.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Tax expense (benefit) at statutory rate	35.00%	35.00%	35.00%	35.00%
State Tax (Net of Federal Benefit)	3.33	—	2.94	—
Permanent differences	0.46	—	0.45	—
Valuation Allowance	4.10	—	4.86	—
Benefit of REIT Dividend paid deduction	(12.71)	(35.00)	(15.37)	(35.00)
Effective Tax Rate	30.18%	0.00%	27.88%	0.00%

The Company’s effective tax rate differs from its statutory tax rate due to the deduction of dividend distributions required to be paid under Code section 857(a) partially offset by an increase in deferred tax asset valuation allowances.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. The Company assesses whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” approach. The Company’s estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations. The deferred tax assets and liabilities reported below relate solely to the TRS entities.

For the three and six months ended June 30, 2015, the Company had activity in the ZFC Honeybee TRS, LLC which resulted in a deferred tax liability of $1,903,390 related to unrealized gains and other temporary differences. For the three and six months ended June 30, 2015, the Company also had activity in ZFC Trust TRS I, LLC and ZFC Funding, Inc., which resulted in a deferred tax asset of $1,152,159 at June 30, 2015. As of June 30, 2015, the Company has established a full valuation allowance for deferred tax asset related to net operating loss and other future deductible amounts of ZFC Trust TRS I, LLC and ZFC Funding, Inc., as these entities do not have a history of positive taxable income and are currently in a cumulative taxable loss position since inception. At December 31, 2014, the Company had activity in the TRS entities, which resulted in a deferred tax asset of $850,996 after establishing a partial valuation allowance related to net operating losses and other future deductible amounts for tax purposes. The Company is allowed to carryforward its net operating losses for 20 years under U.S. Federal Income Tax law and between 12 and 20 years in the majority of states which it operates in. The Company’s net operating losses will expire between the years 2026-2035.

Components of the Company’s net deferred tax assets and liabilities at June 30, 2015 and December 31, 2014 are presented in the following table:

Deferred Tax Assets (Liabilities)

	June 30, 2015	December 31, 2014
Deferred tax assets
Tax effect of unrealized losses and other temporary differences	$1,656,310	$1,207,520
Net operating loss carryforward	2,418,122	673,052
Total deferred tax assets	4,074,432	1,880,572

Deferred tax liabilities	(4,825,662)	(357,663)
Tax effect of unrealized gains and other temporary differences	—	—
Total deferred tax liabilities	(4,825,662)	(357,663)
Valuation allowance	(1,152,159)	(671,913)
Total Deferred Tax (Liabilities) Assets, net of Valuation Allowance	$(1,903,390)	$850,996

The Company evaluates uncertain income tax positions each period. Based upon its analysis of income tax positions, the Company concluded that there are no significant uncertain tax positions that meet the recognition or measurement criteria at either June 30, 2015 or December 31, 2014. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in the Company’s consolidated financial statements.

17. Other Assets and Liabilities

Servicing Advances

Servicing advances represent escrows and advances on behalf of borrowers and investors to cover delinquent balances for property taxes, insurance premiums and other out-of-pocket costs. Advances are made in accordance with the Company’s servicing agreements and are recoverable upon liquidation. At June 30, 2015 and December 31, 2014, the Company had servicing advances of $1,717,911 and $1,987,073, respectively. Such amounts are included in other assets in the Company's consolidated balance sheets.

Loans Eligible for Repurchase from Ginnie Mae

The Company has recorded an asset and liability in its consolidated balance sheets representing the unilateral right it has to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due).

There were no actual repurchases of Ginnie Mae delinquent or defaulted mortgage loans during the three and six months ended June 30, 2015. The Company did not have any loans eligible for repurchase from Ginnie Mae prior to the acquisition of GMFS on October 31, 2014.

Escrow and Fiduciary Funds

The Company maintains segregated bank accounts in trust for mortgagor escrow balances. The balances of these accounts are $32,758,598 and $25,619,979 at June 30, 2015 and December 31, 2014, respectively, and are excluded from the Company's consolidated balance sheets.

Real Estate Owned

At June 30, 2015 and December 31, 2014, the Company held REO which are included in other assets in the Company's consolidated balance sheets (See Note 5).

18. Earnings Per Share

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Numerator:
Net income/(loss) attributable to ZAIS Financial Corp. common stockholders (Basic)	$6,053,811	$23,173,931	$6,427,591	$25,398,136
Effect of dilutive securities:
Net income allocated to non-controlling interests	655,705	2,698,204	699,171	2,956,858
Exchangeable Senior Notes
Interest expense	822,294	808,629	1,640,986	1,613,628
Gain on conversion option derivative liability	(634,508)	(269,635)	(361,279)	(207,462)
Total – Exchangeable Senior Notes	187,786	538,994	1,279,707	1,406,166
Net income available to stockholders, after effect of dilutive securities	$6,897,302	$26,411,129	$8,406,469	$29,761,160
Denominator:
Weighted average number of shares of common stock	7,970,886	7,970,886	7,970,886	7,970,886
Effect of dilutive securities:
Weighted average number of OP units	926,914	926,914	926,914	926,914
Weighted average number of shares convertible under Exchangeable Senior Notes	1,779,560	1,779,560	1,779,560	1,779,560
Diluted weighted average shares outstanding	10,677,360	10,677,360	10,677,360	10,677,360
Net income per share applicable to ZAIS Financial Corp. common stockholders – Basic	$0.76	$2.91	$0.81	$3.19
Net income per share applicable to ZAIS Financial Corp. common stockholders – Diluted	$0.65	$2.47	$0.79	$2.79

For purposes of computing diluted earnings per share, the Company assumes the conversion of OP units and the Exchangeable Senior Notes to shares of common stock unless the effect is anti-dilutive. The dilutive effect of OP units, if any, is computed assuming all units are converted to common stock. The dilutive effect of the Exchangeable Senior Notes, if any, is computed assuming shares converted are limited to 1,779,560 pursuant to New York Stock Exchange ("NYSE") restrictions.

19. Related Party Transactions

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

The Company pays to its Advisor an advisory fee, calculated and payable quarterly in arrears, equal to 1.5% per annum of the Company's stockholders' equity, as defined in the amended and restated investment advisory agreement between the Company and the Advisor, as amended from time to time (the "Investment Advisory Agreement"). Prior to the Company's IPO, the advisory fee paid to the Advisor was calculated based on the Company's net asset value, as set forth in the Investment Advisory Agreement. The Advisor may be paid or reimbursed for the documented cost of its performing certain services for the Company, which may include legal, accounting, due diligence tasks and other services, that outside professionals or outside consultants otherwise would perform, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm's-length basis. In addition, the Company may be required to pay its portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Advisor and its affiliates required for the Company's operations. To date, the Advisor has not sought reimbursement for the services and expenses described in the two preceding sentences. In the future, however, the Advisor may seek reimbursement for all such services, costs and expenses, as a result of which the total expense ratio of the Company may increase. The Company is also required to pay directly, or reimburse the Advisor for, products and services, including hardware and software, research and market data provided by third parties, other than those operating expenses required to be borne by the Advisor under the Investment Advisory Agreement (the “Expense Reimbursements”).

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

On August 11, 2014, the Company amended its Investment Advisory Agreement to provide that the Company shall pay its Advisor a loan sourcing fee quarterly in arrears in lieu of any payments or reimbursements that would otherwise be due to the Advisor or its affiliates pursuant to Investment Advisory Agreement for loan sourcing services provided. The loan sourcing fee is equal to 0.50% of the principal balance of newly originated residential mortgage loans sourced by the Advisor or its affiliates through its loan conduit program and acquired by the Company's subsidiaries.

The Company incurred the following fees pursuant to the Investment Advisory Agreement:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Advisory fees	$710,563	$710,563	$1,413,318	$1,413,318
Loan sourcing fees	6,925	—	14,970	—
Total – Advisory fees – related party	$717,488	$710,563	$1,428,288	$1,413,318

Such amounts are included in “Advisory fee – related party” in the Company's consolidated statements of operations. At June 30, 2015, $717,488 in advisory fee expense and loan sourcing fee expense was included in accounts payable and other liabilities in the Company's consolidated balance sheet. The fees were calculated and payable as set forth above.

For the three months ended June 30, 2015 and June 30, 2014, the Company incurred Expense Reimbursements of $219,684 and $35,666, respectively, for amounts incurred by the Advisor for research and market data. For the six months ended June 30, 2015 and June 30, 2014, the Company incurred Expense Reimbursements of $316,475 and $85,666, respectively, for amounts incurred by the Advisor for research and market data. Such amounts are included in operating expenses in the Company’s consolidated statements of operations. At June 30, 2015, Research Costs of $219,684 due to the Advisor were included in accounts payable and other liabilities in the Company’s consolidated balance sheet.

During the normal course of business GMFS provides a variety of services to related parties including accounting, technology and due diligence services. For the three and six month periods ended June 30, 2015, GMFS received $5,400 and $10,200, from the related parties, which are included in other income in the Company's consolidated statements of operations. There were no related party amounts due to or from GMFS at June 30, 2015.

The Company received total sub-lease income (see Note 22) of $9,104 and $17,360 for the three and six months ended June 30, 2015, respectively, from a related party. Such amount is included in other income in the Company's consolidated statements of operations.

On March 17, 2015, a business combination was completed between HF2 Financial Management Inc. ("HF2 Financial"), a special purpose acquisition company, and ZAIS Group Parent, LLC (“ZGP”), which wholly owns ZAIS, pursuant to a definitive agreement dated September 16, 2014. The current owners of ZGP did not receive any proceeds at the closing of the transaction and retained a significant equity stake in ZGP. Following the close of the transaction, ZAIS's management team has remained in place to continue to lead the combined organization.

20. Equity

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

Dividends and Distributions

During the six months ended June 30, 2015 and June 30, 2014 the Company declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount per Share
Six months ended June 30, 2015:
March 19, 2015	March 31, 2015	April 15, 2015	$0.40
June 18, 2015	June 30, 2015	July 15, 2015	$0.40

Six months ended June 30, 2014:
March 20, 2014	March 31, 2014	April 14, 2014	$0.40
June 18, 2014	June 30, 2014	July 15, 2014	$0.40

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

21. Non-controlling Interests

Non-controlling interests included in the Company's consolidated financial statements consist of the OP units in the Operating Partnership held by parties other than the Company.

Certain investors own OP units in the Operating Partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interest in the Operating Partnership is reduced and the Company's equity is increased. At June 30, 2015 and December 31, 2014, the non-controlling interest OP unit holders owned 926,914 OP units, or 10.4% of the OP Units issued by the Operating Partnership.

GMFS has a 50% controlling interest in a joint venture which performs mortgage brokerage activities.

22. Commitments and Contingencies

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

In late April 2015, the Company received a claim from a counterparty with whom a statute of limitations tolling agreement is in place relating to certain mortgage loans that were sold servicing released by GMFS prior to its acquisition by the Company in 2014. The Company is currently evaluating this matter which is in its early stages and is unable to reasonably estimate the amount of probable losses or the range of losses that could potentially exist.

Management is not aware of any other contingencies that would require accrual or disclosure in the consolidated financial statements at June 30, 2015 or December 31, 2014.

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

Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans approximated $314.8 million and $117.7 million at June 30, 2015 and December 31, 2014, respectively.

Leases

The Company leases office space for use in its mortgage banking operations under a non-cancelable operating lease. The lease provides that the Company pays taxes, maintenance, insurance, and other occupancy expenses applicable to the leased premises. The lease contains three five-year renewal options at pre-determined amounts specified by the original lease agreement. The Company also leases equipment under various short-term rental agreements. The Company incurred rent expense of $185,533 and $368,519 for the three and six months ended June 30, 2015, respectively. Such amounts are included in operating expenses in the Company's consolidated statements of operations. The Company did not incur any rent expense prior to the acquisition of GMFS on October 31, 2014.

The Company sub-leases a portion of its office space and furniture and fixtures contained therein to a related party (see Note 19).

At June 30, 2015, the future minimum rental payments for the period from July 1, 2015 to December 31, 2015 and the next five years and thereafter are as follows:

July 1, 2015 – December 31, 2015	$383,000
2016	$565,659
2017	$467,958
2018	$437,236
2019	$418,555
2020	$431,275
Thereafter	$3,737,998

23. Counterparty Risk and Concentration

Counterparty risk is the risk that counterparties may fail to fulfill their obligations, including their inability to post additional collateral in circumstances where their pledged collateral value becomes inadequate. The Company attempts to manage its exposure to counterparty risk through diversification, use of financial instruments and monitoring the creditworthiness of counterparties.

The Company finances the acquisition of a significant portion of its residential mortgage loans held for investment, RMBS and Other Investment Securities with repurchase agreements. Additionally, the Company finances a significant portion of its mortgages held for sale with its warehouse lines of credit and repurchase agreements. In connection with these financing arrangements, the Company pledges its residential mortgage loans, securities and cash as collateral to secure the borrowings. The amount of collateral pledged will typically exceed the amount of the borrowings (i.e., the haircut) such that the borrowings will be over-collateralized. As a result, the Company is exposed to the counterparty if, during the term of the repurchase agreement financing, a lender should default on its obligation and the Company is not able to recover its pledged assets. The amount of this exposure is the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to the lender including accrued interest receivable on such collateral.

The Company’s deposits with financial institutions may exceed federally insurable limits of $250,000 per institution. The Company mitigates this risk by depositing funds with major financial institutions. At June 30, 2015 and December 31, 2014, a portion of the Company’s operating cash was held with two custodians and two other financial institutions. The Company also maintains separate cash accounts with each of its warehouse lenders at June 30, 2015 and December 31, 2014. There is no guarantee that these custodians or other financial institutions will not become insolvent. While there are certain regulations that seek to protect customer property in the event of a failure, insolvency or liquidation of a custodian, there is no certainty that the Company would not incur losses due to its assets being unavailable for a period of time in the event of a failure of a custodian that has custody of the Company's assets. Although management monitors the credit worthiness of its custodians, such losses could be significant and could materially impair the ability of the Company to achieve its investment objective.

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

24. Offsetting Assets and Liabilities

The following table presents information about certain liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset in the Company's consolidated balance sheets at June 30, 2015 and December 31, 2014:

Offsetting of Liabilities

		Gross
		Amounts	Net Amounts of
		Offset in the	Liabilities	Gross Amounts Not Offset in the
	Gross Amounts of	Consolidated	Presented in the	Consolidated Balance Sheets
	Recognized	Balance	Consolidated	Financial	Cash Collateral	Net
	Liabilities	Sheets	Balance Sheets	Instruments	Pledged	Amount
June 30, 2015
Warehouse lines of credit	96,092,944	—	96,092,944	(96,092,944)	—	—
Loan Repurchase Facilities	$296,150,716	$—	$296,150,716	$(296,141,231)	$(9,485)	$—
Securities repurchase agreements	86,192,540	—	86,192,540	(85,449,357)	(743,183)	—
Interest rate swap agreements	721,193	—	721,193	—	(721,193)	—
Total	$479,157,393	$—	$479,157,393	$(477,683,532)	$(1,473,861)	$—
December 31, 2014
Warehouse lines of credit	89,417,564	—	89,417,564	(89,417,564)	—	—
Loan Repurchase Facilities	$300,092,293	$—	$300,092,293	$(300,092,293)	$—	$—
Securities repurchase agreements	103,014,105	—	103,014,105	(102,329,849)	(684,256)	—
Interest rate swap agreements	860,553	—	860,553	(860,553)	—	—
Total	$493,384,515	$—	$493,384,515	$(492,700,259)	$(684,256)	$—

The Company did not have any assets that are subject to master netting arrangements which can potentially be offset in the Company's consolidated balance sheets at June 30, 2015 or December 31, 2014.

25. Employee Benefit Plan

GMFS has a 401(k) profit sharing plan covering substantially all GMFS employees. Employees may contribute amounts as allowable by IRS and plan limitations. The Company may make discretionary matching and non-elective contributions. The Company made contributions to the plan totaling $117,102 and $206,352 for the three and six months ended June 30, 2015, respectively. Such amounts are included in salaries, commissions and benefits in the Company's consolidated statements of operations. The Company did not have a 401(k) profit sharing plan prior to the acquisition of GMFS on October 31, 2014.

26. Segment Information

The Company operated as one operating segment for the three and six months ended June 30, 2014.

Subsequent to the acquisition of GMFS on October 31, 2014, the Company operates in two operating segments: residential mortgage loans held for investment and residential mortgage banking. These business segments have been identified based on the Company's organizational and management structure. These segments are based on an internally-aligned segment structure, which is how the Company's results are monitored and performance is assessed.

The residential mortgage loans held for investment segment includes a portfolio of mortgage loans which were either distressed, re-performing or newly originated. The residential mortgage loans held for investment segment's financial items consist primarily of net interest income from whole loans and RMBS, changes in unrealized gains and losses from the valuation of the portfolio and realized gains and losses recognized upon the paydowns of mortgage loans and sales of RMBS.

Since the operations of GMFS are conducted in ZFC Honeybee TRS, LLC, a wholly owned TRS of the Company, the residential mortgage banking segment includes the operations of GMFS, which originates mortgage loans for subsequent as either servicing retained or released, and expenses incurred by ZFC Honeybee TRS, LLC.

Each segment includes the operating and other expenses associated with the respective activities.

Segment contribution represents the measure of profit that management uses to assess the performance of its business segments and make resource allocation and operating decisions. Certain expenses not directly assigned or allocated to one of the two primary segments are included in the Corporate/Other column. These unallocated expenses primarily include interest expense on the Company's Exchangeable Senior Notes and corporate operating expenses such as insurance, public company expenses, advisory fees, transaction costs and general and administrative expenses.

The Company’s segment profit and loss information is as follows:

Three Months Ended June 30, 2015:	Residential Mortgage Loans Held for Investment	Residential Mortgage Banking	Corporate/Other	Total
Interest income	$8,768,124	$793,224	$—	$9,561,348
Interest expense	2,765,823	518,932	1,442,994	4,727,749
Net interest income (expense)	6,002,301	274,292	(1,442,994)	4,833,599
Non-interest income	—	17,430,551	—	17,430,551
Change in unrealized gain or loss	(803,311)	—	—	(803,311)
Realized gain	484,450	—	—	484,450
Gain or (loss) on derivative instruments	1,401,457	—	—	1,401,457
Advisory fee – related party	367,323	136,428	213,737	717,488
Salaries, commissions and benefits	—	8,090,407	—	8,090,407
Operating expenses	170,563	2,175,927	1,606,666	3,953,156
Other Expenses
Expenses	730,397	15,328	—	745,725
Depreciation and amortization	—	230,538	—	230,538
Total other expenses	730,397	245,866	—	976,263
Net income/(loss) before income taxes	5,816,614	7,056,215	(3,263,397)	9,609,432
Income tax expense	—	2,899,916	—	2,899,916
Segment net income (loss)	$5,816,614	$4,156,299	$(3,263,397)	$6,709,516

Six Months Ended June 30, 2015:	Residential Mortgage Loans Held for Investment	Residential Mortgage Banking	Corporate/Other	Total
Interest income	$17,847,289	$1,401,456	$—	$19,248,745
Interest expense	5,521,268	1,072,291	2,879,667	9,473,226
Net interest income (expense)	12,326,021	329,165	(2,879,667)	9,775,519
Non-interest income	—	26,806,981	—	26,806,981
Change in unrealized gain or loss	(1,942,737)	—	—	(1,942,737)
Realized gain	649,238	—	—	649,238
Gain or (loss) on derivative instruments	494,367	—	—	494,367
Advisory fee – related party	696,289	265,264	466,735	1,428,288
Salaries, commissions and benefits	—	15,489,665	—	15,489,665
Operating expenses	217,958	4,166,215	2,488,631	6,872,804
Other Expenses
Expenses	1,588,849	64,651	—	1,653,500

Six Months Ended June 30, 2015:	Residential Mortgage Loans Held for Investment	Residential Mortgage Banking	Corporate/Other	Total
Depreciation and amortization	—	457,962	—	457,962
Total other expenses	1,588,849	522,613	—	2,111,462
Net income/(loss) before income taxes	9,023,793	6,692,389	(5,835,033)	9,881,149
Income tax expense	—	2,754,387	—	2,754,387
Segment net income (loss)	$9,023,793	$3,938,002	$(5,835,033)	$7,126,762

The following table is a reconciliation of the net income of the residential mortgage banking segment to the operations of GMFS for the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Net income of the residential mortgage banking segment	$4,156,299	$3,938,002
Add back (deduct) expenses incurred by ZFC
Honeybee TRS, LLC:
Advisory fee – related party	136,428	265,264
Amortization of deferred premiums, production and profitability earn-outs included in salaries, commission and benefits	161,619	430,986
Operating expenses	371,395	1,103,419
Other expenses	212,413	458,822
Income tax expense	2,899,916	2,754,387
Net income of GMFS	$7,938,070	$8,950,880

Supplemental Disclosures

The Company’s segment balance sheet information is as follows:

	Residential Mortgage Loans Held for Investment	Residential Mortgage Banking	Corporate/Other	Total
June 30, 2015
Mortgage loans held for investment, at fair value	$406,139,379	$—	$—	$406,139,379
Mortgage loans held for investment, at cost	—	925,109	—	925,109
Mortgage loans held for sale	—	104,785,025	—	104,785,025
Real estate securities	131,389,756	—	—	131,389,756
Other investment securities	12,368,030	—	—	12,368,030
Mortgage servicing rights	—	42,692,180	—	42,692,180
Goodwill	—	14,183,537	—	14,183,537
Intangible assets	—	5,274,440	—	5,274,440
Total assets	569,507,999	211,525,459	1,611,734	782,645,192

December 31, 2014
Mortgage loans held for investment, at fair value	$415,959,838	$—	$—	$415,959,838
Mortgage loans held for investment, at cost	—	1,338,935	—	1,338,935
Mortgage loans held for sale	—	97,690,960	—	97,690,960
Real estate securities	148,585,733	—	—	148,585,733
Other investment securities	2,040,532	—	—	2,040,532
Mortgage servicing rights	—	33,378,978	—	33,378,978
Goodwill	—	16,512,680	—	16,512,680
Intangible assets	—	5,668,611	—	5,668,611
Total assets	596,553,227	194,700,643	1,144,735	792,398,605

27. Subsequent Events

On July 31, 2015, GMFS amended one of its warehouse lines of credit to increase the availability from $50.0 million to $60.0 million. This facility expires on September 28, 2015.

Item 1A. Forward-Looking Statements

ZAIS Financial Corp. (the “Company”) makes forward-looking statements in this quarterly report on Form 10-Q within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company's control. These forward-looking statements include information about possible or assumed future results of the Company's business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "could," "would," "may," "potential" or the negative of these terms or other comparable terminology, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	the Company's investment objectives and business strategy;

•	the Company's ability to obtain future financing arrangements;

•	the Company's expected leverage;

•	the Company's expected investments;

•	the GMFS, LLC ("GMFS") transaction;

•	The HF2 Financial Management Inc. ("HF2 Financial") transaction;

•	estimates or statements relating to, and the Company's ability to make, future distributions;

•	the Company's ability to compete in the marketplace;

•	the Company's ability to originate or acquire the assets it targets and achieve risk-adjusted returns;

•	the Company's ability to borrow funds at favorable rates;

•	market, industry and economic trends;

•	recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System, the Federal Depositary Insurance Corporation, the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Government National Mortgage Association ("Ginnie Mae") and the U.S. Securities and Exchange Commission ("SEC");

•	mortgage loan modification programs and future legislative actions;

•	the Company's ability to maintain its qualification as a real estate investment trust ("REIT");

•	the Company's ability to maintain its exemption from qualification under the Investment Company Act of 1940, as amended (the "1940 Act");

•	projected capital and operating expenditures;

•	availability of qualified personnel;

•	prepayment rates; and

•	projected default rates.

The Company's beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company or are within its control, including:

•	the factors referenced in the Company's annual report on Form 10-K, including those set forth under Item 1, "Business" and Item 1A, "Risk Factors" therein and the factors described herein under this heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the heading "Quantitative and Qualitative Disclosures about Market Risk";

•	general volatility of the capital markets;

•	changes in the Company's investment objectives and business strategy;

•	the availability, terms and deployment of capital;

•	the availability of suitable investment opportunities;

•	changes in future loan production;

•	the Company's ability to retain certain key managers of GMFS;

•	the Company's dependence on its external advisor, ZAIS REIT Management, LLC (the "Advisor"), and the Company's ability to find a suitable replacement if the Company or the Advisor were to terminate the investment advisory agreement the Company has entered into with the Advisor;

•	changes in the Company's assets, interest rates or the general economy;

•	increased rates of default and/or decreased recovery rates on the Company's investments;

•	changes in interest rates, interest rate spreads, the yield curve or prepayment rates; changes in prepayments of the Company's assets;

•	limitations on the Company's business as a result of its qualification as a REIT; and

•	the degree and nature of the Company's competition, including competition for residential mortgage-backed securities ("RMBS"), loans or its other target assets.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's consolidated financial statements and accompanying Notes included in Item 1, "Financial Statements," of this quarterly report on Form 10-Q and with Items 6, 7, 8, and 9A of the Company’s annual report on Form 10-K. See “Forward-Looking Statements” in this quarterly report on Form 10-Q and in the Company’s annual report on Form 10-K and “Critical Accounting Policies and Use of Estimates” in the Company’s annual report on Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this quarterly report on Form 10-Q.

Overview

The Company originates, acquires, finances, sells, services and manages residential mortgage loans. GMFS, a mortgage banking platform the Company acquired in October 2014, originates, sells and services mortgage loans and the Company acquires performing, re-performing and newly originated loans through other channels. The Company also invests in, finances and manages RMBS that are not issued or guaranteed by a federally chartered corporation, such as Fannie Mae, Freddie Mac or an agency of the U.S. Government, such as Ginnie Mae, (“non-Agency RMBS”) with an emphasis on securities that, when originally issued, were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations and mortgage servicing rights (“MSRs”). The Company also has the discretion to invest in RMBS that are issued or guaranteed by a federally chartered corporation or a U.S. Government agency (“Agency RMBS”), including through To-Be-Announced (“TBA”) contracts, and in other real estate-related and financial assets, such as interest only strips created from RMBS (“IOs”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”). The Company refers collectively to the assets it targets as its target assets.

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

The final purchase price was approximately $61.2 million, net of approximately $1.7 million received from an escrow account pursuant to the Merger Agreement, based on the final reconciliation of GMFS’ net tangible assets. The net tangible assets at closing were comprised of the estimated fair value of GMFS’s MSR portfolio, the estimated value of GMFS's net tangible assets and a purchase price premium. In addition to cash paid at closing, two contingent $1 million deferred premium payments payable in cash over two years, plus potential additional consideration based on future loan production and profits will be payable over a four-year period if certain conditions are met. The $2 million of deferred premium payments is contingent on GMFS remaining profitable and retaining certain key employees. The additional contingent consideration is dependent on GMFS achieving certain profitability and loan production goals and is capped at $20 million. Up to 50% of the additional contingent consideration may be paid in common stock of the Company, at the Company's option. The estimated present value of the total contingent consideration at October 31, 2014 was $11.4 million based on the future earnings projections of GMFS over the four-year earn-out period. The Company funded the closing cash payment through a combination of available cash and the sale of a portion of its non-Agency RMBS portfolio. As discussed above, pursuant to the Merger Agreement, based on the final reconciliation of the October 31, 2014 values, the Company received $1,684,263 in June 2015 from an escrow account established at the time of the closing. The Company recorded a reduction to goodwill for this amount in the consolidated balance sheets.

The Company is externally managed by ZAIS REIT Management, LLC, a subsidiary of ZAIS Group, LLC. (“ZAIS”). On March 17, 2015, a business combination was completed between HF2 Financial Management Inc. ("HF2 Financial"), a special purpose acquisition company, and ZAIS Group Parent, LLC (“ZGP”), which wholly owns ZAIS, pursuant to a definitive agreement dated September 16, 2014. The current owners of ZGP did not receive any proceeds at the closing of the transaction and retained a significant equity stake in ZGP. Following the close of the transaction, ZAIS's management team has remained in place to continue to lead the combined organization.

At June 30, 2015, the Company held a diversified portfolio of mortgage loans, RMBS and MSRs with an aggregate fair value of $685.0 million, comprised of the following:

Mortgage Loans Held for Investment

•	Performing, re-performing and newly originated loans with a fair value of $406.1 million; and

•	RMBS assets with a fair value of $131.4 million

Mortgage Banking

•	Mortgage loans originated by GMFS and held for sale with a fair value of $104.8 million; and

•	MSRs with a fair value of $42.7 million.

The borrowings the Company used to fund the purchase of its portfolio held for investment totaled $438.3 million at June 30, 2015, under: (i) a master repurchase agreement with Citibank, N.A. (the “Citi Loan Repurchase Facility”) to fund its distressed and re-performing loan portfolio, (ii) a master repurchase facility with Credit Suisse First Boston Mortgage Capital LLC (the “Credit Suisse Loan Repurchase Facility”, and together with the Citi Loan Repurchase Facility, the “Loan Repurchase Facilities”) to fund its newly originated loan portfolio, (iii) master securities repurchase agreements with four counterparties and (iv) the 8.0% Exchangeable Senior Notes due 2016 (the “Exchangeable Senior Notes”). Additionally, the borrowings the Company used to fund the origination of its mortgage loans held for sale portfolio totaled $96.1 million at June 30, 2015 under warehouse lines of credit and repurchase agreements with four lenders with an aggregate borrowing capacity of $165.0 million. The Company is also in discussions with other financial institutions to provide it with additional borrowing capacity under various agreements, including repurchase agreements and other types of financing arrangements.

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

Results of Operations

The following discussion of the Company's consolidated results of operations highlights the Company's performance for the three and six months ended June 30, 2015 and June 30, 2014.

Selected Financial Highlights

A summary of the Company's results for the three and six months ended June 30, 2015 and June 30, 2014 is below, followed by an overview of the market conditions that impacted the Company’s results during the periods:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
U.S. GAAP net income	$6.7 million	$25.9 million	$7.1 million	$28.4 million
U.S. GAAP net income per diluted weighted average share outstanding	$0.65	$2.47	$0.79	$2.79
Core Earnings(*)	$3.4 million	$3.2 million	$8.0 million	$4.7 million
Core Earnings(*)per diluted weighted average share outstanding	$0.38	$0.36	$0.89	$0.53

	June 30, 2015		December 31, 2014
Book value per share of common stock and OP Unit, at end of period/year	$21.74		$21.73
Leverage ratio, at end of period/year	2.76	x	2.84	x

(*)	Core Earnings is a non-U.S. GAAP financial measure that the Company defines as net interest income, plus non-interest income from its mortgage banking platform (excluding the change in fair value of MSRs resulting from changes in valuation inputs or assumptions used in the valuation model) less total operating expenses (excluding depreciation and amortization, changes in contingent consideration, amortization of deferred premiums, production and profitability earn-outs and certain non-recurring adjustments), plus (less) the income tax benefit (expense) related to the Company's taxable REIT subsidiaries. The Company's mortgage banking platform is primarily comprised of income related to originating, selling, and servicing mortgage loans. See reconciliation of net income computed in accordance with U.S. GAAP and Core Earnings in the "Non-U.S. GAAP Financial Measures" section included in this Quarterly Report on Form 10-Q.

The Company's results of operations for the three months ended June 30, 2015, were impacted by a number of factors.  Interest rates moved steadily higher during the quarter, albeit without significant bouts of volatility that have accompanied other recent periods of rising rates. The U.S. economy has rebounded from the first quarter slowdown, but the relatively benign rebound has pushed back market expectations for the timing of Federal Reserve rate hikes.   Housing fundamentals remain positive, with home price appreciation remaining stable and new home sales and construction exhibiting continued signs of strength. At the same time, well contained consumer inflation remains a positive fundamental for mortgage credit performance.  The move higher in interest rates during the quarter reduced refinancing activity in the mortgage market and will likely lead origination volumes to decline in the coming months.

The Company’s results of operations were also impacted by GMFS’s residential mortgage banking operations. Highlights of the GMFS operating activity for the second quarter of 2015 are as follows:

	Three Months Ended June 30, 2015	Increase (Decrease) from Prior Quarter
Mortgage originations
Unpaid principal balance	$502.4 million	11.2%
Percentage of originations
Purchases	65.7%	41.5%
Refinancing	34.3%	(21.5%)

Interest rate locks entered into	$566.7 million	(16.1%)

Mortgage loans sold
Unpaid principal balance	$512.0 million	25.7%
Percentage of unpaid principal balance
Fannie Mae or Freddie Mac securitizations	58.7%
Ginnie Mae securitizations	31.1%
Other investors	10.2%

Income before income taxes and increase in the fair value of the MSR portfolio resulting primarily from changes in prepayment assumptions used in the valuation model, primarily due to changes in interest rates	$3.5 million	(5.0%)
Increase in the fair value of the MSR portfolio resulting primarily from changes in prepayment assumptions used in the valuation model, primarily due to changes in interest rates	$4.4 million
Income before income taxes	$7.9 million	683.8%

	June 30, 2015	Increase (Decrease) from Prior Quarter
MSR
Unpaid principal balance	$3.6 billion	10.3%
Fair market value	$42.7 million	28.0%
Percentage of unpaid principal balance serviced
Fannie Mae or Freddie Mac securitizations	64.3%
Ginnie Mae securitizations	35.7%

Weighted average gross coupon	3.90%

Investment Activity

Mortgage Loans Held for Investment, at fair value

The following table sets forth certain information regarding the Company's mortgage loan portfolio held for investment at June 30, 2015 which showed evidence of credit deterioration at the time of purchase:

	Unpaid
	Principal	Premium	Amortized	Gross Unrealized(1)			Weighted Average
	Balances	(Discount)	Cost	Gain	Losses	Fair Value	Coupon	Yield(2)
	(dollars in thousands)
Performing
Fixed	$252,676	$(48,603)	$204,073	$27,672	$(1,431)	$230,314	4.62%	7.46%
ARM	158,269	(19,296)	138,973	9,375	(1,537)	146,811	3.55	7.14
Total performing	410,945	(67,899)	343,046	37,047	(2,968)	377,125	4.21	7.33
Non-performing(3)	34,890	(5,551)	29,339	698	(4,602)	25,435	5.05	7.23
Total Mortgage Loans Held for Investment	$445,835	$(73,450)	$372,385	$37,745	$(7,570)	$402,560	4.27%	7.32%

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded a gain of $1.3 million and $22.0 million for the three months ended June 30, 2015 and June 30, 2014, respectively, and a gain of $0.2 million and $22.7 for the six months ended June 30, 2015 and June 30, 2014, respectively, as change in unrealized gain or loss on mortgage loans held for investment in the consolidated statements of operations.

(2)	Unleveraged yield.

(3)	Loans that are delinquent for 60 days or more are considered non-performing.

The following table sets forth certain information regarding the Company's mortgage loans held for investment at June 30, 2015 which were newly originated at the time of purchase and sourced through its loan purchase program:

	Unpaid
	Principal	Premium	Amortized	Gross Unrealized(1)			Weighted Average
	Balances	(Discount)	Cost	Gain	Losses	Fair Value	Coupon	Yield(2)
	(dollars in thousands)
Performing
Fixed	$3,587	$63	$3,650	$—	$(70)	$3,580	4.88%	4.73%
Total Mortgage Loans Held for Investment	$3,587	$63	$3,650	$—	$(70)	$3,580	4.88%	4.73%

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded a loss of $0.07 million and a loss of $0.07 million for the three and six months ended June 30, 2015, respectively, as change in unrealized gain or loss on mortgage loans held for investment in the consolidated statements of operations. The Company did not have any newly originated loans during the three and six months ended June 30, 2014.

(2)	Unleveraged yield.

The principal balances of the fixed rate mortgage loans and ARMs held for investment which were purchased/originated by the Company during the three and six months ended June 30, 2015 were as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(dollars in thousands)
Loans which showed evidence of credit deterioration at the time of purchase	$—	$—
Loans which were newly originated	1,403	2,880

The Company did not sell any mortgage loans held for investment during the three and six months ended June 30, 2015.

Mortgage Loans Held for Sale, at Fair Value

The following table sets forth certain information regarding the Company's mortgage loan portfolio held for sale at June 30, 2015:

	Unpaid Principal Balance	Fair Value
	(dollars in thousands)
Conventional	$55,506	$56,860
Governmental	24,070	25,855
United States Department of Agriculture loans	12,391	12,836
United States Department of Veteran Affairs loans	6,515	6,949
Reverse mortgages	2,013	2,285
Total-Mortgage Loan Held for Sale	$100,495	$104,785

During the three and six months ended June 30, 2015, the Company's originations of mortgage loans held was as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(dollars in thousands)
Loan originations	$502,366	$954,035

RMBS and Other Investment Securities

The following table sets forth certain information regarding the Company's RMBS and Other Investment Securities at June 30, 2015:

	Principal or
	Notional	Premium	Amortized	Gross Unrealized(1)			Weighted Average
	Balances	(Discount)	Cost	Gain	Losses	Fair Value	Coupon	Yield(2)
	(dollars in thousands)
Real estate securities
Non-Agency RMBS
Alternative – A(3)	$93,276	$(46,809)	$46,467	$1,590	$(933)	$47,124	2.44%	7.11%
Pay option adjustable rate	55,315	(10,158)	45,157	39	(1,987)	43,209	0.96	5.82
Prime	40,960	(5,322)	35,638	965	(269)	36,334	3.62	6.43
Subprime	7,910	(3,307)	4,603	122	(2)	4,723	0.96	7.35
Total RMBS	$197,461	$(65,596)	$131,865	$2,716	$(3,191)	$131,390	2.21%	6.49%
Other Investment Securities(4)	$12,732	$(282)	$12,450	$34	$(116)	$12,368	4.29%	6.88%

(1)	The Company has elected the fair value option pursuant to ASC 825 for its RMBS and Other Investment Securities. The Company recorded a loss of $2.0 million and a gain of $1.5 million for the three months ended June 30, 2015 and June 30, 2014, respectively, and a loss of $2.1 and a gain of $4.3 million for the six months ended June 30, 2015 and June 30, 2014, respectively, as change in unrealized gain or loss on real estate in the consolidated statements of operations. The Company also recorded a gain of $8,207 and $0.9 million for the three months ended June 30, 2015 and June 30, 2014, respectively, and a gain of $0.1 million and $1.3 million for the six months ended June 30, 2015 and June 30, 2014, respectively, as change in unrealized gain or loss on Other Investment Securities in the consolidated statements of operations.
(2)	Unleveraged yield.
(3)	Alternative-A RMBS includes an IO with a notional balance of $39.3 million.
(4)	Other Investment Securities consists of Freddie Mac Structured Agency Credit Risk Notes ("FMSA Notes") and Fannie Mae's Risk Transfer Notes ("FMRT Notes" and together with the FMSA Notes, the "Other Investment Securities"). The Other Investment Securities represent unsecured general obligations of Fannie Mae and Freddie Mac and are structured to be subject to the performance of a certain pool of residential mortgage loans.

During the three and six months ended June 30, 2015, the Company did not purchase or sell any Agency RMBS. During the same periods the Company purchased and sold the following non-Agency RMBS and Other Investment Securities:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(dollars in thousands)
Purchases (unpaid principal balance):
RMBS	$2,111	$2,111

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(dollars in thousands)
Other Investment Securities	12,732	12,732

Sales (unpaid principal balance):
RMBS	11,626	11,626
Other Investment Securities	2,250	2,250

MSRs

The following table sets forth certain information regarding the Company's MSR portfolio at June 30, 2015:

	Unpaid Principal Balance	Fair Value
	(dollars in thousands)
Fannie Mae	$1,792,475	$20,205
Ginnie Mae	1,287,026	16,240
Freddie Mae	528,502	6,247
Total Mortgage Servicing Rights	$3,608,003	$42,692

During the three and six months ended June 30, 2015, the Company's MSR activity was as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(dollars in thousands)
Additions due to loans sold, servicing retained	$5,680	$9,090
Fair value adjustment:(1)
Changes in valuation inputs or assumptions used in a valuation model(2)	4,402	1,691
Other changes(3)	(754)	(1,468)
Total changes in MSR	$9,328	$9,313

(1)	Included in change in fair value of MSRs on the consolidated statements of operations.
(2)	Primarily reflects changes in prepayment assumptions due to changes in interest rates.
(3)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.

Financing and Other Liabilities

Warehouse Lines of Credit

At June 30, 2015 the Company's outstanding borrowings under the warehouse lines of credit and repurchase agreements facilities were as follows:

(dollars in thousands)
Outstanding balance	$96,093
Total borrowing capacity	$165,000

The warehouse lines of credit and repurchase agreements are secured by a portion of the Company's mortgage loans held for sale and bear interest at a rate that has historically moved in close relationship to LIBOR.

The following table presents certain information regarding the Company's warehouse lines of credit and repurchase agreements at June 30, 2015, by remaining maturity:

	Balance	Weighted Average Rate
	(dollars in thousands)
Warehouse lines of credit maturing within
31 days or 90 days	$27,701	2.50%
91 days to 180 days	55,813	2.45%
Greater than 180 days to 1 year	12,579	2.93%
Total and weighted average	$96,093	2.53%

Loan Repurchase Facilities

At June 30, 2015, the Company's outstanding borrowings under the Loan Repurchase Facilities were as follows:

(dollars in thousands)
Total facility size	$425,000
Amount committed	175,000
Outstanding balance	296,151

The Loan Repurchase Facilities are secured by a portion of the Company's mortgage loan portfolio and bear interest at a rate that has historically moved in close relationship to LIBOR.

The following table presents certain information regarding the Company's Loan Repurchase Facilities at June 30, 2015, by remaining maturity:

	Balance	Weighted Average Rate
	(dollars in thousands)
Loan repurchase facilities borrowings maturing within
Greater than 180 days to 1 year	$296,151	2.93%
Total and weighted average	$296,151	2.93%

Securities Repurchase Agreements

At June 30, 2015, the Company's outstanding borrowings under its securities repurchase agreements were as follows:

(dollars in thousands)
Outstanding balance	$86,193
Repurchase agreements	30
Counterparties	4

The securities repurchase agreements were used to finance investments in non-Agency RMBS. These agreements are secured by a portion of the Company's RMBS and cash collateral and bear interest at rates that have historically moved in close relationship to LIBOR. The Company did not have any securities repurchase agreements secured by Other Investment Securities at June 30, 2015.

The following table presents certain information regarding the Company's securities repurchase agreements at June 30, 2015 by remaining maturity and collateral type:

	Non-Agency RMBS		Other Investment Securities
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
Securities repurchase agreements maturing within
30 days or less	$86,193	1.62%	$—	—%
Total and weighted average	$86,193	1.62%	$—	—%

Exchangeable Senior Notes

At June 30, 2015, the Company had Exchangeable Senior Notes outstanding totaling $57.5 million of aggregate principal balance. The Exchangeable Senior Notes bear interest at a rate of 8.0% per year payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2014. The effective interest rate of the Exchangeable Senior Notes, which is equal to the stated rate of 8.0% plus the amortization of the original issue discount and associated costs, is 10.2%.

Derivative Instruments

At June 30, 2015, the Company had outstanding interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of its repurchase agreements. These interest rate swap agreements provide for the Company to pay fixed interest rates and receive floating interest rates indexed to LIBOR. The swap agreements effectively fixed the floating interest rates on a portion of the borrowings under the Company's repurchase agreements. The Company also had an interest rate swaption agreement which expired in January 2015.

The following table presents information about the Company's interest rate swap agreements at June 30, 2015:

(dollars in thousands)
Maturity	2023
Notional Amount	$17,200
Weighted Average Pay Rate	2.72%
Weighted Average Receive Rate	0.28%
Weighted Average Years to Maturity	8.1
Cash Pledged as Collateral	$1,528

At June 30, 2015, the Company also had outstanding loan purchase commitments ("LPCs"), Interest Rate Lock Commitments ("IRLCs") and MBS forward sales contracts.

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

The Company manages the interest rate price risk associated with its outstanding IRLCs and mortgage loans held for sale by entering into derivative loan instruments such as MBS forward sales contracts, some of which are TBA securities. The Company expects these derivatives will experience changes in fair value opposite to changes in fair value of the IRLCs and mortgage loans held for sale, thereby reducing earnings volatility. The Company takes into account stage of the loan, distribution channel, expected pull through rates and current market conditions in determining the portion of the IRLCs and mortgage loans held for sale it wants to economically hedge.

The following table summarizes information related to the Company's LPCs, IRLCs and MBS forward sales contracts at June 30, 2015:

(dollars in thousands)
LPCs (Principal balance of underlying loans)	$7,858
IRLCs (Principal balance of underlying loans)	211,456
Notional amount of MBS forward sales contracts	191,000

The following analysis focuses on the results generated during the three months ended June 30, 2015 and June 30, 2014 and the six months ended June 30, 2015 and June 30, 2014

Net Interest Income

The Company's net interest income for the three months ended June 30, 2015 and June 30, 2014 was as follows:

	Three Months Ended
	June 30, 2015	June 30, 2014
	(dollars in thousands)
Interest income	$9,561	$10,831
Interest expense	4,728	4,416
Net interest income	$4,833	$6,415

The decrease in interest income was primarily due to (i) a decrease in interest income from the RMBS portfolio of $1.6 million primarily due to the reallocation of capital to whole loans and the sales of RMBS in the fourth quarter of 2014 to fund the acquisition of GMFS and (ii) a decrease in interest income from mortgage loans held for investment of $0.4 million due to scheduled principal paydowns, offset by an increase in interest income from mortgages held for sale of $0.8 million due to the acquisition of GMFS on October 31, 2014.

The increase in interest expense was primarily due to an increase of borrowings on the warehouse lines of credit and repurchase facilities used to finance the Company's mortgage loans held for sale and investment, respectively, partially offset by a decrease in interest expense for borrowings on RMBS primarily due to the sale of RMBS during the fourth quarter of 2014 to fund the acquisition of GMFS.

The Company's net interest income for the six months ended June 30, 2015 and June 30, 2014 was as follows:

	Six Months Ended
	June 30, 2015	June 30, 2014
	(dollars in thousands)
Interest income	$19,249	$20,324
Interest expense	9,473	8,320
Net interest income	$9,776	$12,004

The decrease in interest income was primarily due to a decrease in interest income from the RMBS portfolio of $2.9 million primarily due to the reallocation of capital to whole loans and the sales of RMBS in the fourth quarter of 2014 to fund the acquisition of GMFS, partially offset by (i) an increase in interest income from mortgage loans held for investment of $0.6 million due to the purchase of an additional whole loan pool at the end of March 2014 and (ii) increase in interest income from mortgages held for sale of $1.4 million due to the acquisition of GMFS on October 31, 2014.

The increase in interest expense was primarily due to an increase of borrowings on the warehouse lines of credit and repurchase facilities used to finance the Company's mortgage loans held for sale and investment, respectively, partially offset by a decrease in interest expense for borrowings on RMBS primarily due to the sale of RMBS during the fourth quarter of 2014 to fund the acquisition of GMFS.

Net interest income is subject to interest rate risk. See Item 3, "Quantitative and Qualitative Disclosures about Market Risk," of this quarterly report on Form 10-Q, for more information relating to interest rate risk and its impact on the Company's operating results.

The weighted average net interest spreads between the yield on the Company's assets and the cost of funds, including the impact of interest rate hedging, for the Company's mortgage loans held for investment, non-Agency RMBS and Other Investment Securities at June 30, 2015 and June 30, 2014 were as follows:

	June 30, 2015	June 30, 2014
Mortgage loans held for investment	4.05%	4.06%
Non-Agency RMBS and Other Investment Securities	4.81%	5.11%

The Company's net interest income is also impacted by prepayment speeds, as measured by the weighted average Constant Prepayment Rate ("CPR") on its assets. The three-month average and the six-month average CPR for the period ended June 30, 2015 for the Company's mortgage loans, non-Agency RMBS and Other Investment Securities were as follows:

	Three- Month Average	Six-Month Average
Mortgage loans held for investment	4.2%	3.7%
Non-Agency RMBS(1)	17.5%	15.3%
Other Investment Securities	N/A	N/A

(1)	CPR includes both voluntary and involuntary amounts.

Non-interest income

The following presents the primary components of non-interest income recorded in the Company's consolidated statement of operations for the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(dollars in thousands)
Gain on sale of mortgage loans held for sale, net of direct costs(1)	$11,805	$22,761
Provision for loan indemnification	(201)	(394)
Loan origination fees	500	889
Total mortgage banking activities, net	$12,104	$23,256

(1)	Includes the change in fair value related to IRLCs and MBS forward sales contracts held during the periods.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(dollars in thousands)
Servicing fee income	$2,499	$4,883
Late charges	—	—	(1)
Cost of sub-servicer	(831)	(1,578)
Total loan servicing fee income, net of direct costs	$1,668	$3,305

Change in fair value of mortgage servicing rights	$3,648	$223

(1)	Amount is less than $100.

The Company did not have any non-interest income prior to the acquisition of GMFS in October 2014.

Expenses

Advisory Fee Expense (Related Party). Pursuant to the terms of the Investment Advisory Agreement, the Company incurred advisory fee expense of $0.7 million for the three months ended June 30, 2015 and June 30, 2014, respectively, and $1.4 million for the six months ended June 30, 2015 and June 2014, respectively.

Salaries, commissions and benefits. For the three and six months ended June 30, 2015, salaries, commissions and benefits were $8.1 million and $15.5 million, respectively, and were directly attributable to the mortgage banking operations of GMFS. The Company did not incur salaries, commissions and benefits expense prior to the acquisition of GMFS in October 2014.

Operating Expenses

For the three months ended June 30, 2015, operating expenses were $4.0 million as compared to $1.5 million for the three months ended June 30, 2014. The increase was primarily due to $1.8 million of GMFS expenses primarily relating to rent expense, marketing and advertising costs, and $0.3 million related to the increase in contingent consideration relating to the acquisition of GMFS.

For the six months ended June 30, 2015, operating expenses were $6.9 million as compared to $3.7 million for the six months ended June 30, 2014. The increase in operating expenses was primarily due to $3.1 million of GMFS expenses primarily relating to rent expense, marketing and advertising costs, and $0.8 million related to the increase in contingent consideration relating to the acquisition of GMFS, offset primarily by a decrease in professional fees.

Other Expenses

For the three months ended June 30, 2015, other expenses were $1.0 million as compared to $1.1 million for the three months ended June 30, 2014. The slight decrease was primarily due to a decrease in transaction costs of $0.4 million offset by an increase in amortization expense of $0.2 million related to the intangible assets recorded in connection with the acquisition of GMFS. The transaction costs related to the acquisition of GMFS which closed on October 31, 2014.

For the six months ended June 30, 2015, other expenses were $2.1 million as compared to $2.2 million for the six months ended June 30, 2014. The slight decrease was primarily due to a decrease in transaction costs of $1.2 million offset by an increase in amortization expense of $0.5 million related to the intangible assets recorded in connection with the acquisition of GMFS and an increase in servicing fees and advances of $0.6 million. The transaction costs related to the acquisition of GMFS which closed on October 31, 2014.

Realized and Change in Unrealized Gain or Loss

The following amounts related to realized gains and losses, as well as changes in estimated fair value of the Company's investment portfolio which consists of mortgage loans, RMBS, Other Investment Securities, real estate owned and derivative instruments are included in the Company's consolidated statements of operations.

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(dollars in thousands)
Change in unrealized gain or loss on mortgage loans held for investment	$1,247	$21,961	$47	$22,651
Change in unrealized gain or loss on real estate securities	(1,965)	1,548	(2,143)	4,284
Change in unrealized gain or loss on Other Investment Securities	8	906	145	1,277
Change in unrealized gain or loss on real estate owned	(93)	—	9	—
Realized gain on mortgage loans held for investment	473	177	617	407
Realized gain on real estate securities	76	—	76	74
Realized loss on Other Investment Securities	(39)	—	(39)	—
Realized loss on real estate owned	(25)	—	(4)	—
Gain/(loss) on derivative instruments related to investment portfolio	1,401	(1,903)	494	(5,012)
Total other gains/(losses)	$1,083	$22,689	$(798)	$23,681

There was no other than temporary impairment ("OTTI") for RMBS for the three and six months ended June 30, 2015 or June 30, 2014.

The Company's interest rate swap agreements and interest rate swaption agreement have not been designated as hedging instruments.

Gain/(loss) on derivative instruments related to the Company’s investment portfolio includes the change in fair value related to (i) an interest rate swaption agreement for the three and six months ended June 30, 2014; (ii) interest rate swaps and the conversion option derivative liability for the three months ended June 30, 2015 and June 30, 2014 and the six months ended June 30, 2015 and June 30, 2014; and (iii) LPCs for the three and six months ended June 30, 2015.

The Company has elected to record the change in fair value related to certain mortgage loans held for investment, mortgage loans held for sale, RMBS, Other Investment Securities and MSRs in earnings by electing the fair value option.

Factors Impacting Operating Results

At June 30, 2015, the Company held a diversified portfolio of mortgage loans held for investment with a fair value of $406.1 million, mortgage loans held for sale with a fair value of $104.8 million, RMBS assets with a fair value of $131.4 million and MSRs with a fair value of $42.7 million.

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

Conversely, decreases in interest rates, in general, may, over time, cause: (i) prepayments on the Company's residential mortgage loans held for investment and RMBS to increase, thereby accelerating the amortization of its purchase premiums and the accretion of its purchase discounts; (ii) the interest expense associated with its borrowings to decrease; (iii) the value of its fixed-rate portfolio to increase; (iv) the value of its interest rate swap agreements to decrease; (v) coupons on its ARMs and hybrid ARMs held for investment (including RMBS secured by such collateral) and other floating rate securities to reset, although on a delayed basis, to lower interest rates; (vi) an increase in the Company's mortgage banking origination volume and operating activities; and (vii) the value of its MSRs to decrease. At June 30, 2015, 38.6% of the Company's performing mortgage loan held for investment, as measured by fair value consisted of mortgage loans with a variable interest rate component, including ARMs and hybrid ARMs. At June 30, 2015, 36.3% of the Company's RMBS assets, respectively, as measured by fair value, consisted of RMBS assets with a variable interest rate component, including ARMs and hybrid ARMs. Additionally, at June 30, 2015, 100% of the Company's Other Investment Securities, as measured by fair value, consisted of the FMSA Notes and the FMRT Notes with a variable interest rate component.

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

Credit Risk

The Company is subject to credit risk in connection with its investments. Although the Company does not expect to encounter credit risk in its Agency RMBS, if any, it does expect to encounter credit risk related to its non-Agency RMBS, mortgage loans and other target assets, including assets it may originate or acquire. Increases in defaults and delinquencies will adversely impact the Company's operating results, while declines in rates of default and delinquencies may improve the Company's operating results from this aspect of its business. The Company is subject to counterparty risk under the FMSA Notes and FMRT Notes if Freddie Mac or Fannie Mae, respectively, is unable to perform its obligations under the respective notes.

A large portion of the mortgage loans held for investment that the Company acquired were current in their payment status at the time of acquisition. The Company calculates delinquency roll rates for its mortgage loan portfolio which represent the percentage of loans, as measured by unpaid principal balance, that were in current payment status in the prior month but became delinquent in the measured month. The Company's delinquency roll rates have generally outperformed its model projections from late 2013 when the whole loan portfolio achieved scale through June 30, 2015.

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

Critical Accounting Policies and Use of Estimates

See "Notes to Consolidated Financial Statements, Note 2 - Basis of Quarterly Presentation" included in Part I, Item 1 - "Financial Statements” included in this quarterly report on Form 10-Q and “Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Polices” included in Part II, Item 8 – “Financial Statements and Supplementary Data” in the Company’s report on Form 10-K for the year ended December 31, 2014 for the Company's Critical Accounting Policies.

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

The borrowings the Company used to fund the purchase of its mortgage loans held for investment and RMBS totaled $438.3 million, at June 30, 2015 under the Loan Repurchase Facilities, master securities repurchase agreements with four counterparties and the Exchangeable Senior Notes. Additionally, the borrowings GMFS used to fund its origination platform totaled $96.1 million at June 30, 2015 under its warehouse lines of credit and repurchase agreements with four lenders.

Repurchase Facilities

At June 30, 2015, the Company had a total of $405.4 million in fair value of trust certificates representing interests in residential mortgage loans held for investment (the "Trust Certificates") pledged against its borrowings under the Loan Repurchase Facilities, $117.5 million in fair value of RMBS pledged against its securities repurchase agreement borrowings and GMFS had $103.1 million of mortgage loans held for sale pledged against its repurchase agreement borrowings and warehouse lines of credit. The Company did not have any Other Investment Securities pledged against its securities repurchase agreement borrowings.

Under the repurchase agreements, the Company may be required to pledge additional assets to its counterparties (lenders) in the event that the fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional assets or cash. Generally, the Company's repurchase agreements contain a LIBOR-based financing rate, term and haircuts depending on the types of collateral and the counterparties involved. Further, at June 30, 2015, the range of haircut provisions associated with the Company's repurchase agreements was between 12% and 28% for pledged Trust Certificates, 15% and 35% for pledged non-Agency RMBS and 0% and 5% for pledged mortgage loans held for sale.

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

The Loan Repurchase Facilities are used to fund purchases of the Company's mortgage loans held for investment. The Citi Loan Repurchase Facility closed on May 30, 2013 with a borrowing capacity of $250.0 million, of which $150.0 million was committed for a period of 364 days from inception. On March 27, 2014, the Company entered into an amendment of the Citi Loan Repurchase Facility providing it with an additional $75.0 million of uncommitted borrowing capacity. On May 22, 2015 the Company entered into an amendment with Citi extending the termination date of the facility to May 20, 2016. The obligations are fully guaranteed by the Company. The Company is required to pay Citi a commitment fee, as well as certain other administrative costs and expenses in connection with Citi's structuring, management and ongoing administration of the Citi Loan Repurchase Facility.

On August 14, 2014, the Company entered into the Credit Suisse Loan Repurchase Facility, pursuant to which the Company may sell, and later repurchase, a trust certificate representing ownership interests in a trust holding residential mortgage loans in aggregate principal amount of up to $100 million, all of which was committed. The Credit Suisse Loan Repurchase Facility was committed for a period of 364 days from inception and the obligations are fully guaranteed by the Company. On June 29, 2015, the Company entered into an amendment with Credit Suisse to reduce the committed amount to $25.0 million and extend the maturity date to June 27, 2016. The Company is required to pay Credit Suisse a commitment fee, as well as certain other administrative costs and expenses in connection with Credit Suisse's structuring, management and ongoing administration of the Credit Suisse Loan Repurchase Facility.

The borrowings GMFS used to fund its origination platform totaled $96.1 million at June 30, 2015, which includes borrowings under repurchase agreements with two lenders totaling $42.4 million. GMFS has a master repurchase agreement in aggregate principal amount of up to $65.0 million, of which the entire $65.0 million is committed, expiring on November 27, 2015 and a master repurchase agreement in aggregate principal amount of up to $20.0 million, of which the entire $20.0 million is committed, expiring on June 30, 2016.

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

Exchangeable Senior Notes

On November 25, 2013, the Operating Partnership issued the Exchangeable Senior Notes, which may be exchanged for shares of the Company's common stock or, to the extent necessary to satisfy NYSE listing requirements, cash, at the applicable exchange rate at any time prior to the close of business on the scheduled trading day prior to the maturity date. The Company may not elect to issue shares of common stock upon exchange of the Exchangeable Senior Notes to the extent such election would result in the issuance of 20% or more of the common stock outstanding immediately prior to the issuance of the Exchangeable Senior Notes (or 1,779,560 or more shares). The initial exchange rate for each $1,000 aggregate principal amount of the Exchangeable Senior Notes was 52.5417 shares of common stock, equivalent to an exchange price of approximately $19.03 per share, representing an approximate 15% premium to the last reported sale price of the common stock on November 19, 2013 (the date of the initial sale of the Exchangeable Senior Notes), which was $16.55 per share. The exchange rate will be subject to adjustment for certain events, including for regular quarterly dividends in excess of $0.50 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the exchange rate will be increased but will in no event exceed 60.4229 shares of common stock per $1,000 principal amount of the Exchangeable Senior Notes due in 2016. The exchange rate was adjusted on December 27, 2013 to 54.3103 shares of common stock per $1,000 principal amount of Exchangeable Senior Notes pursuant to the Company's special dividend of $0.55 per common share and OP unit declared on December 19, 2013. Pursuant to a registration rights agreement, the Company agreed to file with the SEC within 120 days from the issue date, and to use its commercially reasonable efforts to cause to become effective within 180 days, a shelf registration statement with respect to the resales of the Company's common stock that may be issued upon exchange of the Exchangeable Senior Notes. The Company filed this shelf registration statement with the SEC on March 14, 2014, and the SEC declared it effective on May 23, 2014. If the Company fails to comply with certain of its obligations under the registration rights agreement, the Company will be required to pay liquidated damages to holders of the Exchangeable Senior Notes. The Company will increase the exchange rate by 3% for holders that exchange the Exchangeable Senior Notes when a registration default exists with respect to shares of the Company's common stock. For additional information related to the Exchangeable Senior Notes, see "Notes to Consolidated Financial Statements—8.0% Exchangeable Senior Notes due 2016."

Warehouse Lines of Credit

In addition to the repurchase agreements described above, GMFS funds its origination platform through warehouse lines of credit with two counterparties with total borrowings outstanding of $53.7 million at June 30, 2015. GMFS has a $50.0 million committed warehouse line of credit agreement expiring on September 28, 2015 and a $30.0 committed warehouse line of credit expiring on October 26, 2015. The lines are collateralized by the underlying mortgages and related documents and instruments and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved. These agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. The Company was in compliance with all significant debt covenants for the three and six months ended June 30, 2015 and at December 31, 2014.

Leverage Ratio

At June 30, 2015, the Company had a leverage ratio of 2.76x.

Restricted Cash

The Company maintains certain assets, which, from time to time, may include cash, unpledged mortgage loans, non-Agency RMBS and Other Investment Securities (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by the Company's counterparties (collectively, the "Cushion") to meet routine margin calls and protect against unforeseen reductions in the Company's borrowing capabilities. The Company's ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of its assets, its cash position and margin requirements. The Company's cash position fluctuates based on the timing of its operating, investing and financing activities and is managed based on the Company's anticipated cash needs. At June 30, 2015, the Company had a Cushion of $32.1 million in addition to certain reserves held with respect to the Loan Repurchase Facilities. The Company's calculation of its Cushion excludes GMFS's warehouse lines of credit and repurchase agreements.

At June 30, 2015, the Company had a total of $2.3 million of restricted cash pledged against its interest rate swaps and repurchase agreements.

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

GMFS Transaction

On August 5, 2014, the Company entered into the Merger Agreement pursuant to which a subsidiary of the Company merged with and into GMFS, with GMFS surviving the merger as an indirect subsidiary of the Company. GMFS originates mortgage loans that are eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, VA and USDA or sold through retail, correspondent and broker channels. The transaction closed on October 31, 2014. The final purchase price was approximately $61.2 million which was comprised of (i) the fair market value of GMFS's MSR portfolio, (ii) the fair market value of GMFS's net tangible assets and (iii) a purchase price premium. In addition to cash paid at closing, two contingent $1 million deferred premium payments payable in cash over two years, plus potential additional consideration based on future loan production and profits will be payable over a four-year period if certain conditions are met. The $2 million of deferred premium payments is contingent on GMFS remaining profitable and retaining certain key employees. The additional contingent consideration is dependent on GMFS achieving certain profitability and loan production goals and is capped at $20 million. Up to 50% of the additional contingent consideration may be paid in common stock of the Company, at the Company's option. The estimated present value of the total contingent consideration at October 31, 2014 and June 30, 2015 was $11.4 million and $12.3 million, respectively, based on the future earnings projections of GMFS over the four-year earn-out period. The Company funded the closing cash payment through a combination of available cash and the liquidation of a portion of its non-Agency RMBS portfolio.

As disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2014 and the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2015, GMFS had executed a statute of limitations tolling agreement with at least one counterparty with respect to mortgage loans that were sold by GMFS to the predecessor to this counterparty.

This tolling agreement (which has been extended to expire on September 30, 2015, but can be further extended by agreement of the parties) extends the time period by which this counterparty could bring claims against GMFS. Based on communications received in April 2015 from this counterparty, the Company believes that when this tolling agreement expires, absent further extension of the tolling agreement or settlement of the counterparty’s claims, it is probable that the counterparty will initiate litigation against GMFS seeking substantial damages based on alleged breaches of representations and warranties made by GMFS. The Company also understand that this counterparty has commenced or threatened litigation arising out of historical mortgage loan purchases by its predecessor against a number of other mortgage loan originators. The Company estimates that dating back to a period that began approximately 16 years ago in 1999 and ended in 2006, approximately $1 billion of mortgage loans were sold servicing released by GMFS to the predecessor to this counterparty. While the historical claims experience of GMFS with respect to purchasers of mortgage loans from GMFS over the 1999 to 2006 period has not resulted in material damages claimed against or paid by GMFS, as further disclosed in the Company’s Form 10-K for the year ended December 31, 2014 and the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2015, claims brought by this counterparty could expose GMFS to substantial damages that may be material, cause the Company and GMFS to devote significant management time and attention and other resources to resolving or defending these claims, require GMFS, the Company or its other subsidiaries to incur significant costs, or cause significant losses that may be material.

Although the Company has established a liability reserve for potential losses related to loan sale representations and warranties with a corresponding provision recorded for loan losses, the Company is not able to reasonably estimate the amount of probable losses and therefore has not increased this reserve relating to the recent action taken by the counterparty and it is possible that reserves established by the Company or GMFS to date for potential losses related to loan sale representations and warranties could be inadequate. The Company intends to record liability reserves first as a reduction of total contingent consideration owed under the Merger Agreement given the indemnification provisions in the Merger Agreement. Losses in excess of reserves and total contingent consideration could have a material adverse impact on the Company's results of operations, financial position or cash flows. In the event of litigation or settlement with the counterparty, the Company intends to pursue claims against the sellers of GMFS seeking indemnification for any losses or any amounts paid in settlement, although there can be no assurance that such claims would be successful or that any amounts available for indemnification would be adequate.

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

Cash Provided by Operating Activities

The Company's operating activities used net cash of $11.4 million for the six months ended June 30, 2015. The cash used in operating activities is primarily a result of income earned on the Company's assets, partially offset by interest expense on the Company's borrowings and operating expenses. Additionally, as a result of the acquisition of GMFS, cash used in operating activities is also impacted by the origination of mortgage loans held for sale and increase in MSRs offset by proceeds from the sale of these mortgage loans.

The Company's operating activities used net cash of $1.8 million for the six months ended June 30, 2014. The cash used in and provided by operating activities is primarily a result of income earned on the Company's assets, partially offset by interest expense on the Company's borrowings and operating expenses.

Cash Used in Investing Activities

The Company's investing activities provided net cash of $27.4 million for the six months ended June 30, 2015 by originating $2.2 million of mortgage loans held for investment, purchasing $0.7 million of mortgage loans held for investment, purchasing $2.0 million of RMBS and purchasing $12.4 million of Other Investment Securities which was offset by $16.5 million of principal repayments on mortgage loans, $9.0 million of principal repayments on RMBS, $10.5 million of proceeds from the sale of RMBS, $2.2 million of proceeds from the sale of Other Investment Securities, $1.7 million of proceeds received from an escrow account in connection with the reconciliation of the final purchase price of the GMFS acquisition and a decrease in restricted cash by $4.9 million.

The Company's investing activities used net cash of $90.9 million for the six months ended June 30, 2014 by purchasing $84.8 million of mortgage loans, $11.8 million of RMBS and $10.7 million of Other Investment Securities, paying a premium of $4.8 million for an interest rate swaption and increasing restricted cash by $6.0 million in connection with interest rate swaps, a swaption and securities repurchase agreements, which was offset by $9.5 million of principal repayments on mortgage loans, $15.6 million of principal repayments on real estate securities and $2.1 million of proceeds from the sale of real estate securities.

Cash Provided by Financing Activities

The Company's net cash used in financing activities was $21.2 million for the six months ended June 30, 2015, which was a result of net borrowings from the warehouse lines of credit related to the GMFS origination platform of $6.7 million, borrowings from securities repurchase agreements of $1.3 million and contributions from non-controlling interests of $50,000 related to a subsidiary of GMFS, offset by repayments of securities repurchase agreements of $18.1 million, net repayments on the Loan Repurchase Facilities of $3.9 million and the payment of dividends and distributions on common stock and OP units of $7.1 million.

The Company's financing activities provided net cash of $63.3 million for the six months ended June 30, 2014, which was a result of net borrowings from the Citi Loan Repurchase Facility of $57.6 million, borrowings from securities repurchase agreements of $71.5 million, offset by repayments of securities repurchase agreements of $53.8 million and the payment of dividends and distributions on common stock and OP units of $12.0 million.

Contractual Obligations

The Company has entered into an Investment Advisory Agreement with the Advisor. The Advisor is entitled to receive a quarterly advisory fee, loan sourcing fee and the reimbursement of certain expenses; however, these obligations do not have fixed and determinable payments.

The following table presents contractual obligations and commitments at June 30, 2015, as discussed above under "Liquidity and Capital Resources":

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Warehouse lines of credit	$96,093	$96,093	$—	$—	$—
Interest on warehouse lines of credit(1)	1,153	1,153	—	—	—
Loan repurchase facilities	296,151	296,151	—	—	—
Interest on loan repurchase facilities(1)	8,737	8,737	—	—	—
Repurchase agreements	86,193	86,193	—	—	—
Interest on securities repurchase agreements(1)	136	136	—	—	—
Exchangeable Senior Notes	57,500	—	57,500	—	—
Interest on Exchangeable Senior Notes	6,900	4,613	2,287	—	—
Operating leases	6,255	645	1,237	1,270	3,103
Total	$559,118	$493,721	$61,024	$1,270	$3,103

(1)	Interest is calculated based on the interest rates in effect at June 30, 2015 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated borrowings.

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

Non-U.S. GAAP Financial Measures

Core Earnings is a non-U.S. GAAP financial measure that the Company defines as net interest income, plus non-interest income from its mortgage banking platform (excluding the change in fair value of MSRs resulting from changes in valuation inputs or assumptions used in a valuation model) less total operating expenses (excluding depreciation and amortization, changes in contingent consideration, amortization of deferred premiums, production and profitability earn-outs and certain non-recurring adjustments) plus/(less) the income tax benefit/(expense) related to the Company's taxable real estate investment trust subsidiaries. The Company's mortgage banking platform is primarily comprised of income related to originating, selling, and servicing mortgage loans.

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

The following table reconciles net income computed in accordance with U.S. GAAP to Core Earnings:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(dollars in thousands, except per share data)
Net income – U.S. GAAP	$6,710	$25,872	$7,127	$28,355
Recurring adjustments for non-core earnings:
Change in unrealized gain or loss on mortgage loans held for investment	(1,247)	(21,961)	(47)	(22,651)
Change in unrealized gain or loss on real estate securities	1,965	(1,548)	2,143	(4,284)
Change in unrealized gain or loss on Other Investment Securities	(8)	(906)	(145)	(1,277)
Change in unrealized gain or loss on real estate owned	93	—	(9)	—
Realized gain on mortgage loans held for investment	(473)	(177)	(617)	(407)
Realized gain on real estate securities	(76)	—	(76)	(74)
Realized loss on other investment securities	39	—	39	—
Realized loss on real estate owned	25	—	4	—
(Gain)/loss on derivative instruments related to investment portfolio	(1,401)	1,903	(494)	5,012
Change in fair value of MSRs resulting from changes in valuation inputs or assumptions used in a valuation model, net of tax	(2,641)	—	(1,015)	—
Change in contingent consideration, net of tax	195	—	510	—
Amortization of deferred premiums, production and profitability earn-outs, net of tax	97	—	259	—
Depreciation and amortization, net of tax	138	—	275	—
Core Earnings – non-U.S. GAAP	$3,417	$3,183	$7,954	$4,674
Core Earnings – per diluted weighted average share outstanding – non-U.S. GAAP	$0.38	$0.36	$0.89	$0.53

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary components of the Company's market risk are related to credit risk, interest rate risk, prepayment risk and fair value risk. While the Company does not seek to avoid risk completely, the Company believes that risk can be quantified from historical experience and the Company will seek to actively manage that risk, to earn sufficient compensation to justify taking risk and to maintain capital levels consistent with the risks the Company undertakes.

Credit Risk

The Company expects to encounter credit risk related to its non-Agency RMBS, mortgage loans and other target assets, including assets it may originate or acquire. A portion of the Company's assets are comprised of residential mortgage loans that are unrated. The credit risk related to these investments pertains to the ability and willingness of borrowers to pay the mortgage loan payments, the ability of which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. The Company believes that residual loan credit quality is primarily determined by the borrowers' credit profiles and loan characteristics. Changes in home price appreciation have a significant impact on the performance of non-Agency RMBS and mortgage loans.

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

The borrowings the Company used to fund its portfolio included $534.8 million at June 30, 2015 under the warehouse lines of credit and repurchase agreements with four lenders, Loan Repurchase Facilities, master securities repurchase agreements with four counterparties and Exchangeable Senior Notes. The Company is also in discussions with other financial institutions to provide it with additional borrowing capacity under various agreements including repurchase agreements and other types of financing arrangements. At June 30, 2015, the Company also had interest rate swaps with an outstanding notional amount of $17.2 million, resulting in variable rate debt of $461.2 million. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $461.2 million in variable rate debt by $0.6 million. Such hypothetical impact of interest rates on the Company's variable rate debt does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, the Company may take actions to further mitigate its exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company's financial structure.

Net Interest Income

The Company's operating results will depend on differences between the income from its investments and its borrowing costs. Most of the Company's Loan Repurchase Facilities, securities repurchase agreements and warehouse lines of credit and repurchase agreements related to the GMFS origination platform, provide financing based on a floating rate of interest calculated on a fixed spread over LIBOR. On July 29, 2015, the Federal Reserve's Federal Open Market Committee issued a monetary policy press release confirming its view that the current 0 to .25 percent target range for the federal funds rate remains appropriate, but also indicated that it will be appropriate to raise the target range for the federal funds rate when it has seen some further improvement in the labor market and is reasonably confident that inflation will move back to its 2 percent objective over the medium term. If the federal funds rate is in fact increased above its existing target range, we would ordinarily expect LIBOR to also increase. If this unfolds, we would expect the borrowing costs associated with the Company's investments to increase while the income earned by the Company on its fixed interest rate investments to remain substantially unchanged. This will result in a narrowing of the net interest spread between existing assets and borrowings and may result in a decline in asset value or otherwise result in losses. In addition, as discussed in the Company's Form 10-K for the year ended December 31, 2014, an increase in the federal funds rate, if accompanied by broader increase in interest rates, may also cause other challenges for the Company's business by, for example, reducing the demand for newly originated mortgage loans due to the higher cost of borrowing, which could adversely impact loan production from GMFS.

Hedging techniques are partly based on assumed levels of prepayments of the Company's residential mortgage loans and RMBS. If prepayments are slower or faster than assumed, the effectiveness of any hedging strategies the Company uses will be reduced and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are complex and may produce volatile returns. The Company is considering a variety of steps to address the impact on our business of a rising interest rate environment, including the sale of existing assets that may be sensitive to higher interest rates, changes to our asset and liability hedging strategy, acquiring new assets that may be less sensitive to rising rates or reducing the amount of leverage we use in our business. There can be no assurance that such steps or others which the Company may implement in the near to medium term will be effective in mitigating the impact of a rising rate environment.

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

The following table summarizes the Company's exposure to its repurchase agreements, warehouse lines of credit and derivative counterparties at June 30, 2015:

	Number of Counterparties	Repurchase Agreement Borrowings(1)	Warehouse Lines of Credit	Swaps at Fair Value	Exposure(2)	Exposure as a Percentage of Total Assets
	(dollars in thousands)
North America:
U.S.	4	$298,962	$66,283	$—	$115,120	14.7%
Canada(3)	1	61,294	—	—	21,314	2.7
	5	360,256	66,283	—	136,434	17.4%
Europe(3):
United Kingdom	1	10,214	—	(721)	5,995	0.8%
Switzerland	2	11,947	29,810	—	6,612	0.8
	3	22,161	29,810	(721)	12,607	1.6%
Total Counterparty Exposure	8	$382,417	$96,093	$(721)	$149,041	19.0%

(1)	Includes accrued interest payable.
(2)	The exposure reflects the difference between (a) the amount loaned to us through repurchase agreements and warehouse lines of credit, including interest payable, plus swap liabilities and (b) the cash and the fair value of the assets pledged by us as collateral, including accrued interest receivable on such securities, plus swap assets.
(3)	Includes foreign based counterparties as well as U.S. domiciled subsidiaries of such counterparties, as such transactions are generally entered into with a U.S. domiciled subsidiary of such counterparties.

The following table presents information with respect to any counterparty for repurchase agreements for which the Company had greater than 5% of stockholders' equity at risk in the aggregate at June 30, 2015:

Counterparty	Counterparty Rating(1)	Amount of Risk(2)	Weighted Average Months to Maturity for Repurchase Agreements	Percentage of Stockholders' Equity
	(dollars in thousands)
Citigroup Inc.(3)	A/A1	$111,505	10	57.6%
RBC Capital Markets, LLC	AA-/A2	$21,314	less than 1	11.0%

(1)	The counterparty rating presented is the long-term issuer credit rating as rated at June 30, 2015 by S&P and Moody's, respectively.
(2)	The amount at risk reflects the difference between (a) the amount loaned to us through repurchase agreements, including interest payable, plus the net unrealized gain or loss on swaps including collateral pledged and (b) the cash and the fair value of the securities pledged by us as collateral, including accrued interest receivable on such securities.
(3)	Includes amounts at risk with Citibank, N.A. and Citigroup Global Markets Inc. Counterparty rating is for Citibank, N.A. which represents $108.8 million of the total exposure. The remaining exposure is to Citigroup Global Markets Inc. which was rated A/Baa1 by S&P and Moody's, respectively at June 30, 2015.

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

The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2015. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three month period ended June 30, 2015 that have materially affected, or was reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2015, the Company was not involved in any legal proceedings.

Item 1A. Risk Factors

Other than as disclosed under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—GMFS Transaction," there have been no material changes from the risk factors disclosed in the "Risk Factors" section of the Company's combined Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits Files

Exhibit No.	Description

3.1*	Articles of Amendment and Restatement of ZAIS Financial Corp., incorporated by reference to Exhibit 3.1 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

3.2*	Articles Supplementary of ZAIS Financial Corp., incorporated by reference to Exhibit 3.2 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

3.3*	Bylaws of ZAIS Financial Corp., incorporated by reference to Exhibit 3.3 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

4.1*	Specimen Common Stock Certificate of ZAIS Financial Corp., incorporated by reference to Exhibit 4.1 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

10.1*	Agreement of Limited Partnership, dated as of July 29, 2011, of ZAIS Financial Partners, L.P., as amended on August 3, 2011, October 11, 2012, and December 13, 2012, incorporated by reference to Exhibit 10.2 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

10.2*	Amendment to Agreement of Limited Partnership, dated as of February 13, 2013, of ZAIS Financial Partners, L.P., incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-K (No. 001-35808), filed March 28, 2013.

10.3*	Amendment No. 1 to Master Repurchase Agreement, dated as of June 29, 2015, incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (No. 001-35808), filed June 30, 2015.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAIS FINANCIAL CORP

Date: August 5, 2015

	By:	/s/ Michael Szymanski
Michael Szymanski
Chief Executive Officer and President

	By:	/s/ Donna J. Blank
Donna J. Blank
Chief Financial Officer and Treasurer

-68-