Form 10-Q
period 2015-09-30
ZAIS Financial Corp.
filed 2015-11-05
CIK 1527590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

The Company has 7,970,886 shares of common stock, par value $0.0001 per share, outstanding as of November 4, 2015.

EXHIBIT 31.1 CERTIFICATIONS

EXHIBIT 31.2 CERTIFICATIONS

EXHIBIT 32.1 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 10 U.S.C. SECTION 1350

EXHIBIT 32.2 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 10 U.S.C. SECTION 1350

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZAIS Financial Corp. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	September 30, 2015	December 31, 2014

	(Expressed in United States Dollars)
Assets
Cash	$29,366,231	$33,791,013
Restricted cash	4,026,267	7,143,078
Mortgage loans held for investment, at fair value – $399,301,401 and $415,814,067 pledged as collateral, respectively	401,206,350	415,959,838
Mortgage loans held for sale, at fair value – $114,303,003 and $97,690,960 pledged as collateral	114,670,811	97,690,960
Mortgage loans held for investment, at cost	1,074,313	1,338,935
Real estate securities, at fair value – $99,239,271 and $135,779,193 pledged as collateral, respectively	113,220,076	148,585,733
Other investment securities, at fair value – $0 and $2,040,532 pledged as collateral, respectively	15,209,050	2,040,532
Loans eligible for repurchase from Ginnie Mae	28,479,596	21,710,284
Mortgage servicing rights, at fair value	42,044,651	33,378,978
Derivative assets, at fair value	3,528,739	2,485,100
Other assets	7,013,304	6,092,863
Goodwill	14,183,537	16,512,680
Intangible Assets	5,077,355	5,668,611
Total assets	$779,100,280	$792,398,605
Liabilities
Warehouse lines of credit	$104,216,594	$89,417,564
Loan repurchase facilities	295,315,030	300,092,293
Securities repurchase agreements	74,520,999	103,014,105
Exchangeable Senior Notes	56,240,664	55,474,741
Contingent consideration	12,612,664	11,430,413
Derivative liabilities, at fair value	2,593,972	2,585,184
Dividends and distributions payable	3,559,120	3,559,120
Accounts payable and other liabilities	18,389,845	11,731,089
Liability for loans eligible for repurchase from Ginnie Mae	28,479,596	21,710,284
Total liabilities	595,928,484	599,014,793

Commitments and Contingencies (Note 22)

Equity
12.5% Series A cumulative non-voting preferred stock, $0.0001 par value; 50,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 7,970,886 shares issued and outstanding	798	798
Additional paid-in capital	164,207,617	164,207,617
(Accumulated deficit) / retained earnings	(148,270)	9,029,947
Total stockholders' equity, ZAIS Financial Corp.	164,060,145	173,238,362
Non-controlling interests	19,111,651	20,145,450
Total equity	183,171,796	193,383,812
Total liabilities and equity	$779,100,280	$792,398,605

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Expressed in United States Dollars)
Interest income
Mortgage loans held for investment	$6,447,802	$6,837,318	$19,497,295	$19,306,825
Mortgage loans held for sale	986,239	—	2,387,695	—
Real estate securities	1,985,913	3,976,315	6,687,328	11,549,506
Other investment securities	230,998	186,986	327,379	468,541
Total interest income	9,650,952	11,000,619	28,899,697	31,324,872
Interest expense
Warehouse lines of credit	574,977	—	1,647,268	—
Loan repurchase facilities	2,329,993	2,390,022	7,054,210	6,481,009
Securities repurchase agreements	357,408	677,159	1,154,459	2,074,851
Exchangeable Senior Notes	1,449,476	1,424,497	4,329,143	4,256,155
Total interest expense	4,711,854	4,491,678	14,185,080	12,812,015
Net interest income	4,939,098	6,508,941	14,714,617	18,512,857
Non-interest income
Mortgage banking activities, net	13,068,360	—	36,323,742	—
Loan servicing fee income, net of direct costs	1,740,107	—	5,044,841	—
Change in fair value of mortgage servicing rights	(5,881,088)	—	(5,658,280)	—
Other income	15,668	—	39,725	—
Total non-interest income	8,943,047	—	35,750,028	—
Other gains/(losses)
Change in unrealized gain or loss on mortgage loans held for investment	(5,650,924)	915,797	(5,603,683)	23,566,322
Change in unrealized gain or loss on real estate securities	(2,119,917)	(2,319,287)	(4,262,990)	1,964,966
Change in unrealized gain or loss on other investment securities	(420,796)	(892,336)	(276,269)	384,290
Change in unrealized gain or loss on real estate owned	97,917	(3,169)	106,485	(3,169)
Realized gain on mortgage loans held for investment	500,967	564,842	1,117,818	972,246
Realized (loss)/gain on real estate securities	(56,949)	446,153	18,710	519,772
Realized loss on other investment securities	—	—	(39,360)	—
Realized loss on real estate owned	(159,570)	—	(163,482)	—
Gain/(loss) on derivative instruments related to investment portfolio	(177,670)	(517,117)	316,697	(5,528,747)
Total other gains/(losses)	(7,986,942)	(1,805,117)	(8,786,074)	21,875,680
Expenses
Advisory fee – related party	760,066	718,372	2,188,354	2,131,690
Salaries, commissions and benefits	7,681,983	—	23,171,648	—
Operating expenses	3,461,155	1,666,169	10,333,959	5,360,686
Other expenses	953,908	1,039,485	3,065,370	3,261,369
Total expenses	12,857,112	3,424,026	38,759,331	10,753,745
Net (loss) income before income tax benefit (expense)	(6,961,909)	1,279,798	2,919,240	29,634,792
Income tax benefit (expense)	250,491	—	(2,503,896)	—
Net (loss) income	(6,711,418)	1,279,798	415,344	29,634,792
Net (loss) income allocated to non-controlling interests	(670,672)	130,301	28,499	3,087,159
Net (loss) income attributable to ZAIS Financial Corp. common stockholders	$(6,040,746)	$1,149,497	$386,845	$26,547,633
Net (loss) income per share applicable to common stockholders:
Basic	$(.76)	$0.14	$.05	$3.33
Diluted	$(.76)	$0.14	$.05	$2.99
Weighted average number of shares of common stock:
Basic	7,970,886	7,970,886	7,970,886	7,970,886
Diluted	8,897,800	8,897,800	8,897,800	10,677,360

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Equity (unaudited)

	Preferred Stock		Common Stock
	Shares of Preferred Stock	Preferred Stock at Par	Shares of Common Stock	Common Stock at Par	Additional Paid-in Capital	(Accumulated Deficit)/Retained Earnings	Total Stockholders' Equity, ZAIS Financial Corp.	Non-Controlling Interests	Total Equity
Nine months ended September 30, 2014

Balance at December 31, 2013	—	$—	7,970,886	$798	$164,207,617	$(4,958,607)	$159,249,808	$18,518,754	$177,768,562
Distributions on OP units	—	—	—	—	—	—	—	(1,112,298)	(1,112,298)
Dividends on common stock	—	—	—	—	—	(9,565,062)	(9,565,062)	—	(9,565,062)
Net income	—	—	—	—	—	26,547,633	26,547,633	3,087,159	29,634,792
Balance at September 30, 2014	—	$—	7,970,886	$798	$164,207,617	$12,023,964	$176,232,379	$20,493,615	$196,725,994

Nine months ended September 30, 2015

Balance at December 31, 2014	—	$—	7,970,886	$798	$164,207,617	$9,029,947	$173,238,362	$20,145,450	$193,383,812
Distributions on OP units	—	—	—	—	—	—	—	(1,112,298)	(1,112,298)
Dividends on common stock	—	—	—	—	—	(9,565,062)	(9,565,062)	—	(9,565,062)
Contributions	—	—	—	—	—	—	—	50,000	50,000
Net income	—	—	—	—	—	386,845	386,845	28,499	415,344
Balance at September 30, 2015	—	$—	7,970,886	$798	$164,207,617	$(148,270)	$164,060,145	$19,111,651	$183,171,796

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2015	2014
	(Expressed in United States Dollars)
Cash flows from operating activities
Net income	$415,344	$29,634,792
Adjustments to reconcile net income to net cash used in operating activities
Net (accretion)/amortization of (discounts) premiums related to mortgage loans held for investment	(5,892,239)	(5,420,968)
Net (accretion)/amortization of (discounts)/premiums related to real estate securities	(3,263,205)	(4,197,196)
Net (accretion)/amortization of (discounts)/premiums related to other investment securities	(124,204)	(129,307)
Change in unrealized gain or loss on mortgage loans held for investment	5,603,683	(23,566,322)
Change in unrealized gain or loss on real estate securities	4,262,990	(1,964,966)
Change in unrealized gain or loss on other investment securities	276,269	(384,290)
Change in unrealized gain or loss on real estate owned	(106,485)	3,169
Change in fair value of mortgage servicing rights	5,658,280	—
Realized gain on mortgage loans held for investment	(1,117,818)	(972,246)
Realized gain on real estate securities	(18,710)	(519,772)
Realized loss on other investment securities	39,360	—
Realized loss on real estate owned	163,482	—
Change in unrealized gain or loss on derivative instruments related to investment portfolio	(1,034,851)	5,168,243
Amortization of Exchangeable Senior Notes discount	765,923	692,922
Depreciation and amortization expense	655,047	—
Proceeds from sales and principal payments on mortgage loans held for sale	1,481,473,208	—
Originations and repurchases of mortgage loans held for sale	(1,449,538,666)	—
Gain on sale of mortgage loans held for sale	(48,848,410)	—
Capitalization of originated mortgage servicing rights	(14,323,953)	—
Changes in operating assets and liabilities
Decrease in other assets	1,478,487	1,537,640
Increase in accounts payable and other liabilities	6,918,026	2,503,012
Increase in contingent consideration	1,182,251	—
Net cash (used in)/provided by operating activities	(15,376,191)	2,384,711

Cash flows from investing activities
Origination of mortgage loans held for investment	(5,604,431)	—
Acquisitions of mortgage loans held for investment	(6,025,503)	(84,795,975)
Proceeds from principal repayments on mortgage loans held for investment	25,854,329	16,274,473
Acquisitions of real estate securities	(6,362,138)	(47,034,324)
Proceeds from principal repayments on real estate securities	13,975,960	23,648,183
Proceeds from sales of real estate securities	26,770,760	12,318,845
Acquisitions of other investment securities	(15,601,330)	(12,926,954)
Proceeds from sales of other investment securities	2,241,387	—
Purchase of swaption	—	(4,803,750)
Proceeds received for the final reconciliation of purchase price relating to the acquisition of GMFS	1,684,263	—
Restricted cash provided by/(used in) investment activities	3,116,811	(4,908,782)
Net cash provided by/(used in) investing activities	40,050,108	(102,228,284)

Cash flows from financing activities
Net borrowings under warehouse lines of credit	14,799,030	—
Net (repayments)/borrowings under loan repurchase facilities	(4,777,263)	57,119,292
Borrowings from securities repurchase agreements	3,764,081	105,218,260
Repayments of securities repurchase agreements	(32,257,187)	(78,206,477)
Dividends on common stock and distributions on OP units (net of change in dividends and distributions payable)	(10,677,360)	(15,571,150)
Contributions from non-controlling interests	50,000	—
Net cash (used in)/provided by financing activities	(29,098,699)	68,559,925

Net decrease in cash	(4,424,782)	(31,283,648)
Cash
Beginning of period	33,791,013	57,060,806
End of period	$29,366,231	$25,777,158
Supplemental disclosure of cash flow information
Interest paid on warehouse lines of credit, loan repurchase facilities, securities repurchase agreements and Exchangeable Senior Notes	$12,113,395	$11,405,140
Taxes paid	$—	$—
Supplemental disclosure of non-cash investing and financing activities
Accrued dividends and distributions payable	$3,559,120	$3,559,120
Conversion of mortgage loans held for investment to real estate owned	$2,134,106	$169,406

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Formation and Organization

ZAIS Financial Corp. (the "Company") is a Maryland corporation that originates, acquires, finances, sells, services and manages residential mortgage loans. GMFS, LLC (“GMFS”), a mortgage banking platform the Company acquired in October 2014, originates, sells and services mortgage loans and the Company acquires performing, re-performing and newly originated loans through other channels. The Company also invests in, finances and manages residential mortgage-backed securities ("RMBS") that are not issued or guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or an agency of the U.S. Government, such as Government National Mortgage Association ("Ginnie Mae") ("non-Agency RMBS"), with an emphasis on securities that, when originally issued, were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations. The Company also has the discretion to invest in RMBS that are issued or guaranteed by a federally chartered corporation or a U.S. Government agency ("Agency RMBS"), including through To-Be-Announced ("TBA") contracts, and in other real estate-related and financial assets, such as interest only strips created from RMBS ("IOs"), commercial mortgage-backed securities ("CMBS") and asset-backed securities ("ABS"). The Company refers collectively to the assets it targets as its target assets.

The Company's income is generated primarily by the net spread between the income it earns on its assets and the cost of its financing and hedging activities in its residential mortgage investments segment, and the origination, sale and servicing of residential mortgage loans in its residential mortgage banking segment. The Company's objective is to provide attractive risk-adjusted returns to its stockholders, primarily through quarterly dividend distributions and secondarily through capital appreciation.

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

The Company is the sole general partner of, and conducts substantially all of its business through, ZAIS Financial Partners, L.P., the Company's consolidated operating partnership subsidiary (the "Operating Partnership"). The Company is externally managed by ZAIS REIT Management, LLC (the "Advisor"), a subsidiary of ZAIS Group, LLC ("ZAIS"), and has no employees except for those employed by GMFS. At September 30, 2015, GMFS had 240 employees.

2. Basis of Quarterly Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") as contained within the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim reporting. In the opinion of management, all adjustments considered necessary for a fair statement of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP as contained in the ASC have been condensed or omitted from the unaudited interim consolidated financial statements according to the SEC rules and regulations. The information and disclosures contained in the unaudited interim consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Professional fees, transaction costs, loan servicing fees and general and administrative expenses reported in the prior period have been reclassified to operating expenses and other expenses to conform to the current period's presentation. During the nine months ended September 30, 2015, the Company recorded an out of period adjustment, in the amount of $96,000, to Mortgage Banking activities, net, to reverse the reported unrealized gains relating to certain Mortgage loans held for sale, at fair value, that were previously sold. Management believes that previously issued financial statements are not materially misstated.

The Company operates in two business segments: residential mortgage investments and residential mortgage banking.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may ultimately differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Operating Partnership, all of the wholly owned subsidiaries of the Operating Partnership (including its taxable REIT subsidiaries (“TRS”) and subsidiaries in which the Company has a controlling financial interest. All intercompany balances have been eliminated in consolidation.

The Company, which serves as the sole general partner of and conducts substantially all of its business through the Operating Partnership, holds approximately 89.6% of the operating partnership units ("OP units") in the Operating Partnership at September 30, 2015 and December 31, 2014. The Operating Partnership in turn holds directly or indirectly all of the equity interests in its subsidiaries.

Changes in the Company's ownership interest (and transactions with non-controlling interests in its consolidated subsidiaries) while the Company retains its controlling interest in the subsidiaries, are accounted for as equity transactions. The carrying amount of the non-controlling interest is adjusted to reflect the change in its ownership interest in the subsidiaries, with the offset to equity attributable to the Company.

Variable Interest Entities

A variable interest entity ("VIE") is an entity that lacks one or more of the characteristics of a voting interest entity. The Company evaluates each of its investments to determine whether it is a VIE based on: (1) the sufficiency of the entity's equity investment at risk to finance its activities without additional subordinated financial support provided by any parties, including the equity holders; (2) whether as a group the holders of the equity investment at risk have (a) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impacts the entity's economic performance, (b) the obligation to absorb the expected losses of the legal entity or the right to receive the expected residual returns of the legal entity; and (3) whether the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of their equity, or both, and whether substantially all of the entity's activities involve or are conducted on behalf of an investor that has disproportionately fewer voting rights. An investment that lacks one or more of the above three characteristics is considered to be a VIE. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

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

The Company has evaluated its interests in its real estate investment securities and its interests in the securitizations discussed in the preceding paragraph to determine if each represents a variable interest in a VIE. The Company monitors these investments and its investment in the securities and analyzes them for potential consolidation. The Company determined that it was not the primary beneficiary of the VIEs and therefore none of the VIEs were consolidated at September 30, 2015 or December 31, 2014. The maximum exposure of the Company to VIEs is limited to the fair value of its investments in real estate securities and MSRs as disclosed in the Company's consolidated balance sheets.

Other Investment Securities

The Company held Freddie Mac Structured Agency Credit Risk Notes ("FMSA Notes") at September 30, 2015 and December 31, 2014 and Fannie Mae's Risk Transfer Notes (“FMSA Notes”) at September 30, 2015 (collectively, the “Other Investment Securities”). The Other Investment Securities represent unsecured general obligations of Fannie Mae and Freddie Mac and are structured to be subject to the performance of a certain pool of residential mortgage loans.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 2011. The Company was organized and has operated and intends to continue to operate in a manner that will enable it to qualify to be taxed as a REIT. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company's annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gains and which does not necessarily equal net income as calculated in accordance with U.S. GAAP). As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders and does not engage in prohibited transactions. The majority of States also recognize the Company's REIT status. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service ("IRS") grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company's net income under U.S. GAAP and net cash available for distribution to stockholders. However, it is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.

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

Significant Accounting Policies

See "Notes to Consolidated Financial Statements, Note 2 - Summary of Significant Accounting Policies" included in Item 8, "Financial Statements and Supplementary Data," included in the Company's annual report on Form 10-K for the year ended December 31, 2014 for the Company's Significant Accounting Policies.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). The objective of the guidance is to clarify the principles for recognizing revenue. ASU 2014-09 supersedes most current revenue recognition guidance, including industry-specific guidance, and also enhances disclosure requirements around revenue recognition and the related cash flows. The guidance is to be applied retrospectively to all prior periods presented or through a cumulative adjustment in the year of adoption, for interim and annual periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of adopting this new standard.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805)” (ASU 2015-16). The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company is currently evaluating the impact of adopting this new standard.

3. GMFS Transaction

On August 5, 2014, the Company, in its capacity as guarantor, entered into an agreement and plan of merger (the "Merger Agreement") among ZFC Honeybee TRS, LLC, an indirect subsidiary of the Company, ZFC Honeybee Acquisitions, LLC ("Honeybee Acquisitions"), a wholly owned subsidiary of ZFC Honeybee TRS, LLC, GMFS and Honeyrep, LLC, solely in its capacity as the security holder representative. GMFS is an origination platform that primarily originates and services agency and government guaranteed residential mortgage loans in the southern United States. On October 31, 2014, the Company completed its acquisition of GMFS. Honeybee Acquisitions was merged with and into GMFS (the "Merger"), with GMFS surviving the Merger as an indirect subsidiary of the Company. The final purchase price was approximately $61.2 million.

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

Total preliminary consideration at closing was as follows:

Cash paid to owners of GMFS	$62,847,452
Contingent consideration	11,430,413
Total preliminary consideration	$74,277,865

Contingent consideration represents the estimated present value of future earn-out payments as defined in the Merger Agreement. Contingent consideration was estimated at closing based on future earnings projections of GMFS over the four year earn-out period and is re-measured to fair value at each reporting date until the contingency is resolved. The changes in fair value are recognized in earnings. The final consideration paid could be materially different from the estimate and the difference will be recorded through earnings in the consolidated statements of operations. For the three and nine months ended September 30, 2015, the Company recorded an increase in contingent consideration of $333,019 and $1,182,251 due to the passage of time. Such amount is included in operating expenses in the consolidated statements of operations.

Under the acquisition method of accounting, the total purchase price allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed is based on management's preliminary valuation of GMFS's tangible and intangible assets acquired by the Company and GMFS's liabilities assumed by the Company as of October 31, 2014. A preliminary valuation of the net assets acquired is summarized as follows (the final purchase price allocation in June 2015 did not result in material changes):

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

Goodwill

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

Pursuant to the terms of the Merger Agreement, based on the final reconciliation of the October 31, 2014 values, the Company received a net settlement of $1,684,263 in June 2015 from an escrow account established at the time of the closing and updated its allocation of the purchase price to the assets and liabilities acquired. The final purchase price of the acquisition (before contingent consideration) was $61,163,189 as a result of this net settlement. The updated allocation, combined with the receipt of escrow funds resulted in a reduction of goodwill of $1,943,533 and a reduction of accrued expenses of $259,269. Additionally, goodwill was reduced by $385,610 relating to the reversal of a liability existing as of the date of the acquisition. These adjustments were recorded based on information obtained subsequent to the acquisition date that related to information that existed as of the acquisition date. Additional adjustments may be recorded during the allocation period specified by U.S. GAAP as additional information becomes available.

The changes in the carrying amount of the goodwill for the nine months ended September 30, 2015 is as follows:

Balance at December 31, 2014	$16,512,680
Less:
Reversal of a liability existing as of the date of acquisition	(385,610)
Finalization of purchase price based upon final reconciliation	(1,943,533)
Balance at September 30, 2015	$14,183,537

No impairment losses relating to goodwill were recorded for the three and nine months ended September 30, 2015. The Company did not have any goodwill prior to the acquisition of GMFS on October 31, 2014.

Goodwill has been allocated to the Company's residential mortgage banking segment. Additionally, goodwill is expected to be deductible for tax purposes over a 15-year life.

Other Intangible Assets

The following table presents information about the intangible assets acquired by the Company:

	Estimated Fair Value	Estimated Useful Life
Trade name	$2.0 million	10 years
Customer relationships	1.3 million	10 years
Licenses	1.0 million	3 years
Favorable lease	1.5 million	12 years
Total Intangible assets	$5.8 million

Amortization expense related to the intangible assets acquired for the three and nine months ended September 30, 2015 was as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Amortization expense	$197,085	$591,256

Such amounts are recorded as other expenses in the consolidated statements of operations.

At September 30, 2015 and December 31, 2014, accumulated amortization is as follows:

	September 30 2015	December 31 2014
Trade name	$183,337	$33,333
Customer relationships	119,163	21,666
Licenses	305,558	55,556
Favorable lease	114,587	20,834
Total accumulated amortization	$722,645	$131,389

Amortization expense related to the intangible assets for the period October 1, 2015 to December 31, 2015 and for the five years subsequent to December 31, 2015 is as follows:

October 1, 2015 – December 31, 2015	$197,085
2016	$788,340
2017	$732,776
2018	$455,004
2019	$455,004
2020	$455,004

4. Fair Value

Fair Value Measurement

Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following table presents the Company's financial instruments that were accounted for at fair value on a recurring basis at September 30, 2015, by level within the fair value hierarchy:

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total

Assets
Mortgage loans held for investment	$—	$—	$401,206,350	$401,206,350
Mortgage loans held for sale	—	114,670,811	—	114,670,811
Non-Agency RMBS	—	—	113,220,076	113,220,076
Other Investment Securities	—	—	15,209,050	15,209,050
MSRs	—	—	42,044,651	42,044,651
Derivative assets	—	—	3,528,739	3,528,739
Total	$—	$114,670,811	$575,208,866	$689,879,677
Liabilities
Derivative liabilities	$—	$2,593,972	$—	$2,593,972
Total	$—	$2,593,972	$—	$2,593,972

The following table presents the Company's financial instruments that were accounted for at fair value on a recurring basis at December 31, 2014, by level within the fair value hierarchy:

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

The following tables present additional information about the Company's financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Mortgage Loans Held for Investment, RMBS and Other Investment Securities

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Mortgage Loans Held for Investment	Non-Agency RMBS	Other Investment Securities	Mortgage Loans Held for Investment	Non-Agency RMBS	Other Investment Securities
Beginning balance	$415,959,838	$148,585,733	$2,040,532	$331,785,542	$226,155,221	$—
Originations/acquisitions	11,359,110	6,362,138	15,601,330	84,795,975	47,034,324	12,926,954
Proceeds from sales	-	(26,770,760)	(2,241,387)	—	(12,318,845)	—
Amortization of premiums	(2,388)	—	—	—	—	—
Net accretion of discounts	5,894,627	3,263,205	124,204	5,420,778	4,197,196	129,307
Proceeds from principal repayments	(25,384,866)	(13,975,960)	—	(16,274,473)	(23,648,183)	—
Conversion of mortgage loans to REO	(2,134,106)	—	—	(169,406)	—	—
Total losses (realized/unrealized) included in earnings	(15,316,984)	(5,485,768)	(539,285)	(6,319,913)	(2,031,595)	(52,950)
Total gains (realized/unrealized) included in earnings	10,831,119	1,241,488	223,656	30,858,481	4,516,333	437,240
Ending balance	$401,206,350	$113,220,076	$15,209,050	$430,096,984	$243,904,451	$13,440,551
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the reporting date	$(5,664,885)	$(3,554,935)	$(449,755)	$23,744,752	$2,104,672	$384,290

Derivative Instruments

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Loan Purchase Commitments	Interest Rate Lock Commitments	Loan Purchase Commitments	Interest Rate Lock Commitments
Beginning balance	$4,037	$2,481,063	$—	$—
Change in unrealized gain or loss	51,443	992,196	—	—
Ending balance	$55,480	$3,473,259	$—	$—
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the reporting date	$51,443	$992,196	$—	$—

MSR

	Nine Months Ended
	September 30, 2015	September 30, 2014
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(3,571,775)	$—

See Note 8 – "Mortgage Servicing Rights, at fair value" for additional information about the Company's MSRs.

There were no financial assets or liabilities that were accounted for at fair value on a nonrecurring basis at September 30, 2015 or December 31, 2014. During the nine months ended September 30, 2015 and September 30, 2014, mortgage loans held for investment were transferred out of Level 3 when the properties were foreclosed and were classified as real estate owned. There were no other transfers into or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2015 or September 30, 2014.

The following tables present quantitative information about the Company's assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value at September 30, 2015	Valuation Technique(s)	Unobservable Input	Min	Max	Weighted Average
Mortgage loans held for Investment(1)	$401,206,350	Discounted cash flow model	Constant voluntary prepayment	1.9%	5.0%	3.3%
			Constant default rate	1.0%	4.6%	2.9%
			Loss severity	6.2%	37.2%	22.4%
			Delinquency	5.6%	11.8%	10.3%
Non-Agency RMBS(2)
Alternative – A	$36,656,809	Broker quotes/comparable trades	Constant voluntary prepayment	2.5%	18.4%	12.9%
			Constant default rate	0.2%	7.1%	2.8%
			Loss severity	0.0%	100.5%	19.6%
			Delinquency	1.3%	21.2%	8.8%
Pay option adjustable rate	33,553,550	Broker quotes/comparable trades	Constant voluntary prepayment	2.1%	14.0%	7.2%
			Constant default rate	1.2%	11.9%	3.7%
			Loss severity	0.0%	88.8%	42.2%
			Delinquency	4.5%	24.9%	12.4%
Prime	34,238,383	Broker quotes/comparable trades	Constant voluntary prepayment	3.3%	18.4%	8.1%
			Constant default rate	1.2%	12.6%	3.8%
			Loss severity	0.0%	92.4%	30.3%
			Delinquency	3.8%	25.4%	11.9%
Subprime	8,771,334	Broker quotes/comparable trades	Constant voluntary prepayment	1.2%	7.5%	3.8%
			Constant default rate	3.0%	8.0%	6.2%
			Loss severity	14.0%	102.0%	61.4%
			Delinquency	17.5%	26.0%	22.3%
Total Non-Agency RMBS	$113,220,076

Other Investment Securities(2)	$15,209,050	Broker quotes/comparable trades	Constant voluntary prepayment	3.9%	18.8%	6.6%

MSRs	$42,044,651	Discounted cash flow model	Constant voluntary prepayment	9.8%	11.0%	10.5%
			Cost of servicing	$77	$109	$91
			Discount rate	9.0%	10.0%	9.4%

(1)	The fair value of the mortgage loans held for investment are determined either by (i) a proprietary model (distressed and re-performing loans at the time of purchase) or (ii) secondary-market prices (newly originated loans at the time of purchase).
(2)	The Company uses an independent third party as its principal valuation source to estimate the fair value of its real estate securities. The Company substantiates these prices by using a variety of methods, including comparing prices to internally estimated prices and corroborating the prices by reference to other independent market data, such as relevant benchmark indices and prices of similar instruments. In certain instances, the Company may use a price other than that provided by the principal valuation source based on the aforementioned market data. Where the Company has disclosed unobservable inputs, those inputs are based on the Company's validations performed at the security level.

Derivative Financial Instruments

The Company estimates the fair value of interest rate lock commitments ("IRLC") based on quoted Agency MBS prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the loans and the probability that the mortgage loan will be purchased as a percentage of the commitments it has made (the "pull-through rate"). The Company categorizes IRLCs as a "Level 3" financial statement item.

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

The following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs at September 30, 2015:

Pull-through rate
Range	60.8% - 100.0%
Weighted average	84.2%
MSR value expressed as:
Servicing fee multiple
Range	0.5% - 6.1%
Weighted average	4.4%
Percentage of unpaid principal balance
Range	0.2% - 1.9%
Weighted average	1.1%

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

The following table presents the difference between the fair value and the aggregate unpaid principal amount and/or notional balance of assets for which the fair value option was elected at September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Fair Value	Unpaid Principal and/or Notional Balance(2)	Difference	Fair Value	Unpaid Principal and/or Notional Balance(2)	Difference
Financial instruments, at fair value
Mortgage loans held for investment(1)	$401,206,350	$447,058,784	$(45,852,434)	$415,959,838	$464,877,028	$(48,917,190)
Mortgage loans held for sale	114,670,811	108,361,961	6,308,850	97,690,960	92,917,659	4,773,301
Non-Agency RMBS	113,220,076	174,098,738	(60,878,662)	148,585,733	226,501,915	(77,916,182)
Other Investment Securities	15,209,050	15,914,000	(704,950)	2,040,532	2,250,000	(209,468)
MSRs	42,044,651	3,916,159,002	(3,874,114,351)	33,378,978	3,078,974,342	(3,045,595,364)

(1)	Balance comprised of loans that are (i) distressed and re-performing at the time of purchase and (ii) newly originated at the time of purchase.
(2)	Non-Agency RMBS includes an IO with a notional balance of $35.9 million and $48.6 million at September 30, 2015 and December 31, 2014, respectively.

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

The following table summarizes the estimated fair value and carrying value for all other financial instruments at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets
Cash	$29,366,231	$29,366,231	$33,791,013	$33,791,013
Restricted cash	4,026,267	4,026,267	7,143,078	7,143,078
Mortgage loans held for investment, at cost	1,020,597	1,074,313	1,310,544	1,338,935
Liabilities
Warehouse lines of credit	$104,216,594	$104,216,594	$89,417,564	$89,417,564
Loan repurchase facilities	295,315,030	295,315,030	300,092,293	300,092,293
Securities repurchase agreements	74,520,999	74,520,999	103,014,105	103,014,105
Exchangeable Senior Notes	57,006,650	56,240,664	59,933,400	55,474,741
Contingent consideration	12,612,664	12,612,664	11,430,413	11,430,413

Cash includes cash on hand for which fair value equals carrying value (a Level 1 measurement). Restricted cash represents the Company's cash held by counterparties as collateral against the Company's derivatives, loan repurchase facilities and securities repurchase agreements. Due to the short-term nature of the restrictions, fair value approximates carrying value (a Level 1 measurement). The fair value of the mortgage loans held for investment is determined, where possible using secondary-market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan. Accordingly, mortgage loans held for investment, at cost are classified as Level 2 in the fair value hierarchy. The fair value of the Company's warehouse lines of credit and repurchase agreements related to the GMFS origination platform, loan repurchase facilities and securities repurchase agreements is based on an expected present value technique using observable market interest rates. As such, the Company considers the estimated fair value to be a Level 2 measurement. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. The fair value of the Exchangeable Senior Notes (see Note 12) is based on observable market prices (a Level 2 measurement). The fair value of the contingent consideration represents the estimated present value of future earn-out payments related to the GMFS acquisition. The estimated present value is determined based on future earnings projections and market discount rates (a Level 3 measurement).

The differences reflected in the table for mortgage loans held for investment are not necessarily indicative of cumulative gains or losses related to loans because it does not take into account the fair value of the loans at the date of acquisition.

5. Mortgage Loans Held for Investment, at Fair Value

Distressed and re-performing loans at the time of purchase

During the three and nine months ended September 30, 2015, the Company did not acquire any mortgage loans held for investment which showed evidence of credit deterioration at the time of purchase.

During the three and nine months ended September 30, 2014, the Company's acquisition of mortgage loans held for investment which showed evidence of credit deterioration at the time of purchase was as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Aggregate Unpaid Principal Balance	$—	$100,422,418
Loan Repurchase Facilities Used	—	60,557,196

The following tables present certain information regarding the Company's mortgage loans held for investment at September 30, 2015 and December 31, 2014 which showed evidence of credit deterioration at the time of purchase:

September 30, 2015

				Gross Unrealized(1)			Difference Between Fair Value and Aggregate	Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Unpaid Principal Balance	Coupon	Unleveraged Yield
Mortgage Loans Held for Investment
Performing
Fixed	$243,798,190	$(45,739,123)	$198,059,067	$25,830,480	$(1,801,124)	$222,088,423	$(21,709,767)	4.67%	7.51%
ARM	149,729,350	(17,322,646)	132,406,704	6,123,469	(2,972,583)	135,557,590	(14,171,760)	3.56	7.15
Total performing	393,527,540	(63,061,769)	330,465,771	31,953,949	(4,773,707)	357,646,013	(35,881,527)	4.25	7.36
Non-performing(2)	41,621,277	(7,445,729)	34,175,548	1,095,706	(3,855,056)	31,416,198	(10,205,079)	4.90	7.52
Total Mortgage Loans Held for Investment	$435,148,817	$(70,507,498)	$364,641,319	$33,049,655	$(8,628,763)	$389,062,211	$(46,086,606)	4.31%	7.38%

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded the following as change in unrealized gain or loss on mortgage loans held for investment in the consolidated statements of operations:

Three Months Ended		Nine Months Ended
September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
$(5,753,002)	$915,797	$(5,632,684)	$23,566,322

(2)	Loans that are delinquent for 60 days or more are considered non-performing.

December 31, 2014

				Gross Unrealized(1)			Difference Between Fair Value and Aggregate	Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Unpaid Principal Balance	Coupon	Unleveraged Yield
Mortgage Loans Held for Investment
Performing
Fixed	$265,306,697	$(51,501,092)	$213,805,605	$26,732,362	$(1,383,524)	$239,154,443	$(26,152,254)	4.50%	7.28%
ARM	162,858,201	(21,343,046)	141,515,155	9,568,296	(1,441,035)	149,642,416	(13,215,785)	3.59	7.10
Total performing	428,164,898	(72,844,138)	355,320,760	36,300,658	(2,824,559)	388,796,859	(39,368,039)	4.15	7.21
Non-performing(2)	35,945,165	(6,039,073)	29,906,092	840,097	(4,369,886)	26,376,303	(9,568,862)	5.48	7.13
Total Mortgage Loans Held for Investment	$464,110,063	$(78,883,211)	$385,226,852	$37,140,755	$(7,194,445)	$415,173,162	$(48,936,901)	4.26%	7.20%

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment.
(2)	Loans that are delinquent for 60 days or more are considered non-performing.

The following table presents the change in accretable yield for the Company's mortgages held for investment which had shown evidence of credit deterioration since origination at the time of purchase for the nine months ended September 30, 2015 and September 30, 2014 is as follows:

	Nine Months Ended
	September 30, 2015	September 30, 2014
Accretable yield, beginning of period	$267,509,905	$223,401,697
Acquisitions	—	55,532,098
Accretion	(19,347,512)	(19,306,825)
Reclassifications from nonaccretable difference	7,760,664	15,683,166
Accretable yield, end of period	$255,923,057	$275,310,136

Newly originated loans at the time of purchase

During the three and nine months ended September 30, 2015, the Company's acquisition of mortgage loans held for investment which were newly originated at the time of purchase was as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Aggregate Unpaid Principal Balance	$8,291,350	$11,171,269
Loan Repurchase Facilities Used	7,265,036	9,746,638

During the three and nine months ended September 30, 2014, the Company did not acquire any mortgage loans held for investment which were newly originated at the time of purchase.

The following tables present certain information regarding the Company's mortgage loans held for investment at September 30, 2015 and December 31, 2014 which were newly originated at the time of purchase and sourced through its loan purchase program:

September 30, 2015

				Gross Unrealized(1)			Weighted Average
	Unpaid Principal Balance	Premium	Amortized Cost	Gains	Losses	Fair Value	Coupon	Unleveraged Yield
Performing
Fixed	$11,909,967	$201,633	$12,111,600	$60,915	$(28,376)	$12,144,139	4.97%	4.82%
Total Mortgage Loans Held for Investment	$11,909,967	$201,633	$12,111,600	$60,915	$(28,376)	$12,144,139	4.97%	4.82%

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded the following as change in unrealized gain or loss on mortgage loans held for investment in the consolidated statements of operations:

Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
$102,078	$29,001

The Company did not hold any mortgage loans held for investment which were newly originated at the time of purchase during the three and nine months ended September 30, 2014.

December 31, 2014

				Gross Unrealized(1)			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Unleveraged Yield
Performing
Fixed	$766,965	$16,173	$783,138	$3,538	$—	$786,676	4.38%	4.20%
Total Mortgage Loans Held for Investment	$766,965	$16,173	$783,138	$3,538	$—	$786,676	4.38%	4.20%

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment.

Concentrations

The Company's mortgage loans held for investment, at fair value consists of mortgage loans on residential real estate located throughout the United States. The following is a summary of certain concentrations of credit risk in the mortgage loan portfolio at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Percentage of fair value of mortgage loans with unpaid principal balance to current property value in excess of 100%	46.4%	55.7%
Percentage of fair value of mortgage loans secured by properties in the following states:

Each representing 10% or more of fair value:
California	25.8%	26.2%
Florida	16.2%	16.6%
Additional state representing more than 5% of fair value:
Georgia	6.2%	5.7%
New York	4.9%	5.1%
Percentage of unpaid principal balance of mortgage loans carrying mortgage insurance	8.5%	10.3%

The range of interest rates and contractual maturities of the Company's mortgage loans held for investment at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Interest rates	1.75% - 12.20%	1.75% - 12.20%
Contractual maturities	1 – 45 years	1 - 46 years

REO

At September 30, 2015 and December 31, 2014, the Company held REO with a net realizable value of $1,235,973 and $1,282,669, respectively. Such amounts are included in other assets in the Company's consolidated balance sheets.

Additionally, at September 30, 2015 and December 31, 2014 the carrying amount of mortgage loans held for investment secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction is $7,248,620 and $4,762,509, respectively.

6. Mortgage Loans Held for Sale, at Fair Value

During the nine months ended September 30, 2015, the Company's mortgage loans held for sale activity was as follows:

Balance at beginning of year	$97,690,960
Originations and repurchases	1,449,538,666
Proceeds from sales and principal payments	(1,481,473,208)
Transfers from mortgage loans held for investment, at cost	65,983
Gain on sale	48,848,410
Balance at end of period	$114,670,811

Mortgage loans held for sale, at fair value at September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015		December 31, 2014
	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Conventional	$69,909,078	$72,741,840	$55,073,645	$57,058,195
Governmental	19,679,800	21,635,672	13,407,781	14,601,797
United States Department of Agriculture loans	12,106,292	12,811,911	16,105,088	17,069,138
United States Department of Veteran Affairs loan	5,237,807	5,887,721	6,730,696	7,196,278
Reverse mortgage	1,428,984	1,593,667	1,600,449	1,765,552
Total	$108,361,961	$114,670,811	$92,917,659	$97,690,960

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

The following tables present certain information regarding the Company's non-Agency RMBS and Other Investment Securities at September 30, 2015 and December 31, 2014:

September 30, 2015

				Gross Unrealized(2)			Weighted Average
	Principal or
	Notional Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Unleveraged Yield
Real estate securities
Non-Agency RMBS:
Alternative – A	$78,316,001	$(41,385,821)	$36,930,180	$868,563	$(1,141,934)	$36,656,809	2.03%	6.24%
Pay option adjustable rate	43,749,469	(7,725,888)	36,023,581	13,024	(2,483,055)	33,553,550	0.97	5.98
Prime	39,083,582	(5,013,131)	34,070,451	725,167	(557,235)	34,238,383	3.64	5.92
Subprime	12,949,686	(4,159,493)	8,790,193	73,602	(92,461)	8,771,334	0.70	6.77
Total non-Agency RMBS	$174,098,738	$(58,284,333)	$115,814,405	$1,680,356	$(4,274,685)	$113,220,076	2.03%	6.11%
Other Investment Securities(1)	$15,914,000	$(202,457)	$15,711,543	$1,027	$(503,520)	$15,209,050	4.39%	6.62%

(1)	See Note 2 – Basis of Quarterly Presentation, “Other Investment Securities".

(2)	The Company has elected the fair value option pursuant to ASC 825 for real estate securities. The Company recorded the following changes in unrealized gain or loss in the consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Real estate securities	$(2,119,917)	$(2,319,287)	$(4,262,990)	$1,964,966
Other Investment Securities	(420,796)	(892,336)	(276,269)	384,290

December 31, 2014

				Gross Unrealized(2)			Weighted Average
	Principal or
	Notional Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Unleveraged Yield
Real estate securities
Non-Agency RMBS:
Alternative – A	$118,547,109	$(58,583,222)	$59,963,887	$1,916,611	$(583,958)	$61,296,540	3.44%	7.03%
Pay option adjustable rate	58,122,808	(11,491,663)	46,631,145	80,848	(1,170,668)	45,541,325	0.93	6.12
Prime	43,803,995	(6,219,091)	37,584,904	1,545,452	(65,280)	39,065,076	3.60	6.79
Subprime	6,028,003	(3,290,867)	2,737,136	—	(54,344)	2,682,792	0.33	16.98
Total non-Agency RMBS	$226,501,915	$(79,584,843)	$146,917,072	$3,542,911	$(1,874,250)	$148,585,733	2.62%	6.96%
Other Investment Securities(1)	$2,250,000	$16,756	$2,266,756	$—	$(226,224)	$2,040,532	3.92%	5.90%

(1)	See Note 2 – Basis of Quarterly Presentation, "Other Investment Securities".

(2)	The Company has elected the fair value option pursuant to ASC 825 for its real estate securities and Other Investment Securities.

	September 30, 2015		December 31, 2014
	Non-Agency RMBS	Other Investment Securities	Non-Agency RMBS	Other Investment Securities
Notional balance of IO included in Alternative A	$35,938,418	—	$48,569,423	—
Contractual maturities (range)	18.3 to 31.5 years	8.7 to 12.1 years	20.3 to 32.3 years	9.7 years
Weighted average maturity	24.6 years	9.9 years	24.9 years	9.7 years

Actual maturities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and credit losses.

All real estate securities and Other Investment Securities held by the Company at September 30, 2015 and December 31, 2014 were issued by issuers based in the United States.

There were no realized losses from other than temporary impairments on non-Agency RMBS or Other Investment Securities for the three months ended September 30, 2015 or September 30, 2014 or for the nine months ended September 30, 2015 or September 30, 2014.

8. Mortgage Servicing Rights, at Fair Value

The Company's MSRs consist of conforming conventional loans sold to Fannie Mae and Freddie Mac or loans securitized in Ginnie Mae securities. Similarly, the government loans serviced by the Company are secured through Ginnie Mae, whereby the Company is insured against loss by the FHA or partially guaranteed against loss by the VA.

The activity of MSRs for the nine months ended September 30, 2015 is as follows:

Balance at beginning of year	$33,378,978
Additions due to loans sold, servicing retained	14,323,953
Change in fair value of MSRs(1)
Changes in values of market related inputs or assumptions used in a valuation model(2)	(3,571,775)
Other changes(3)	(2,086,505)
Total - Change in fair value of MSRs	(5,658,280)

Balance at end of period	$42,044,651

(1)	Included in change in fair value of MSRs in the Company's consolidated statements of operations.

(2)	Primarily reflects changes in values of prepayment assumptions due to changes in interest rates.

(3)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid off or paid down during the period.

The Company did not have MSRs prior to the acquisition of GMFS on October 31, 2014.

The Company's MSR portfolio at September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015		December 31, 2014
	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Fannie Mae	$1,834,356,909	$18,737,561	$1,640,799,719	$17,078,181
Ginnie Mae	1,404,614,765	16,332,072	1,146,234,768	13,102,076
Freddie Mac	677,187,328	6,975,018	291,939,855	3,198,721
Total	$3,916,159,002	$42,044,651	$3,078,974,342	$33,378,978

The following is a quantitative summary of key input assumptions and their related impact on the estimated fair value of the MSRs from adverse changes in those assumptions (weighted averages are based upon unpaid principal balance):

Discount rate
Range	6.55% - 12.16%
Weighted average	9.36%

Effect on fair value of adverse change of:
5%	$(796,288)
10%	$(1,564,127)
20%	$(3,020,068)

Prepayment speed(1)
Range	7.67% - 13.52%
Weighted average	10.45%

Effect on fair value of adverse change of:
5%	$(662,003)
10%	$(1,694,287)
20%	$(3,287,807)

Per-loan annual cost of servicing
Range	$64 - $118
Weighted average	$91

Effect on fair value of adverse change of:
5%	$(484,051)
10%	$(968,101)
20%	$(1,936,203)

(1)	Prepayment speed is measured using CPR.

The Company contracts with licensed sub-servicers to perform all servicing functions for these loans. The following table presents the loan servicing fee income, net of direct costs, for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Income	$2,729,891	$7,613,023
Late charges	29	64
Cost of sub-servicer	(989,813)	(2,568,246)
Loan servicing fee income, net of direct costs	$1,740,107	$5,044,841

The Company did not have any MSRs or loan servicing fees, net of direct costs prior to the acquisition of GMFS on October 31, 2014.

9. Warehouse Lines of Credit

At September 30, 2015 and December 31, 2014, the Company had two warehouse lines of credit and two master repurchase agreements, each with different lenders, which provide financing for the Company's origination of mortgage loans held for sale in its mortgage banking segment.

The warehouse lines of credit and repurchase agreements bear interest at a rate that has historically moved in close relationship to LIBOR. The agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. The Company was in compliance with all significant debt covenants for the three and nine months ended September 30, 2015 and at December 31, 2014.

The following tables present certain information regarding the Company's warehouse lines of credit and repurchase agreements in its mortgage banking segment at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Availability	$185,000,000	$130,000,000
Maturity dates	November 2015 – September 2016	January 2015 – June 2016

	September 30, 2015		December 31, 2014
Maturity Dates	Balance	Weighted Average Rate	Balance	Weighted Average Rate
30 days or less	$—	—%	$21,210,431	2.47%
31 – 90 days	25,403,955	2.50	—	—
181 days to 1 year	78,812,639	2.49	57,118,533	2.46
Greater than 1 year	—	—	11,088,600	2.92
Total balance and weighted average rate	$104,216,594	2.49%	$89,417,564	2.52%

At September 30, 2015 and December 31, 2014 the Company pledged $114,303,003 and $97,690,960 of mortgage loans held for sale, respectively, to secure the warehouse lines of credit and repurchase agreements related to the GMFS origination platform. These obligations are also fully guaranteed by the Company.

10. Loan Repurchase Facilities

At September 30, 2015 and December 31, 2014, the Company had the following outstanding master repurchase agreements with Citibank, N.A. (the "Citi Loan Repurchase Facility") and Credit Suisse First Boston Mortgage Capital LLC (the "Credit Suisse Loan Repurchase Facility") (collectively, the "Loan Repurchase Facilities") used to fund the purchase of mortgage loans held for investment in its residential mortgage investments segment:

	September 30, 2015		December 31, 2014
Lender	Citibank, N.A	Credit Suisse First Boston Mortgage Capital LLC	Citibank, N.A	Credit Suisse First Boston Mortgage Capital LLC
Collateral type funded by facility	Distressed and Re- Performing Loans	Newly Originated Loans	Distressed and Re- Performing Loans	Newly Originated Loans
Total facility size	$325,000,000	$100,000,000	$325,000,000	$100,000,000
Amount committed	$150,000,000	$25,000,000	$150,000,000	$100,000,000
Maturity date	May 20, 2016	June 27, 2016	May 22, 2015	August 13, 2015
Outstanding balance	$284,931,244	$10,383,786	$299,402,024	$690,269

Each of the Loan Repurchase Facilities is collateralized by the underlying mortgages and related documents and instruments in the residential mortgage investments segment and the obligations are fully guaranteed by the Company.

Under the Loan Repurchase Facilities, the Company may sell, and later repurchase trust certificates representing interests in residential mortgage loans (the "Trust Certificates"). The principal amount paid by the lenders under the Loan Repurchase Facilities for the Trust Certificates, which represent interests in residential mortgage loans, is based on (i) in the case of the Citi Loan Repurchase Facility, a percentage of the lesser of the market value or the unpaid principal balance of such mortgage loans backing the Trust Certificates and (ii) in the case of the Credit Suisse Loan Repurchase Facility, a percentage of the lesser of the market value, the unpaid principal balance or the acquisition price of such mortgage loans backing the Trust Certificates. Upon the Company's repurchase of a Trust Certificate sold to the lenders under the Loan Repurchase Facilities, the Company is required to repay the lenders a repurchase amount based on the purchase price plus accrued interest. The Company is also required to pay the lenders a commitment fee for the Loan Repurchase Facilities, as well as certain other administrative costs and expenses in connection with the lenders' structuring, management and ongoing administration of the Loan Repurchase Facilities. The commitment fees are included in interest expense in the consolidated statements of operations.

The Company pledges cash and certain of its Trust Certificates as collateral under the Loan Repurchase Facilities. The amounts available to be borrowed are dependent upon the fair value of the Trust Certificates pledged as collateral, which fluctuates with changes in interest rates, type of underlying mortgage loans and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in the fair value of pledged Trust Certificates, the lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. During the three and nine months ended September 30, 2015 and September 30, 2014, and at December 31, 2014, the Company has met all margin call requirements related to any outstanding balances under its Loan Repurchase Facilities.

The agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth and maximum debt to net worth ratio, as defined in the agreements. The Company was in compliance with all significant debt covenants for the three and nine months ended September 30, 2015 and September 30, 2014, and at December 31, 2014.

The following tables present certain information regarding the Company's Loan Repurchase Facilities at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Loan Repurchase Facilities borrowings maturing within
91-180 days	$—	—%	$299,402,024	2.92%
181 days to 1 year	295,315,030	2.92	690,269	2.46%
Total balance and weighted average rate	$295,315,030	2.92%	$300,092,293	2.92%

	September 30, 2015	December 31, 2014
Fair value of Trust Certificates pledged as collateral	$399,301,401	$415,814,067
Fair value of mortgage loans not pledged as collateral	1,904,949	145,771
Cash pledged as collateral	9,152	—
Unused Amount(1)	129,684,970	124,907,707

(1)	The amount the Company is able to borrow under the Loan Repurchase Facilities is tied to the fair value of unencumbered Trust Certificates eligible to secure those agreements and the Company's ability to fund the agreements' margin requirements relating to the collateral sold.

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Weighted average interest rate(1)	3.14%	3.09%	3.15%	3.07%
Average unpaid principal balance of loans sold under agreements to repurchase	$694,916	$—	$698,204	$192,380
Maximum daily amount outstanding	298,047,583	310,575,669	$302,037,635	310,575,669

(1)	Includes commitment fees.

11. Securities Repurchase Agreements

Securities repurchase agreements related to real estate securities and Other Investment Securities involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." Repurchase agreements related to real estate securities and Other Investment Securities entered into by the Company are accounted for as financings and require the repurchase of the transferred securities at the end of each arrangement's term, typically 30 to 90 days. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security paydown factors, the lender requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparty in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. Under the terms of the Company's master repurchase agreements related to real estate securities and Other Investment Securities, the counterparty may sell or re-hypothecate the pledged collateral.

The Company has master repurchase agreements with four financial institutions at September 30, 2015 and December 31, 2014.

The following tables present certain information regarding the Company's securities repurchase agreements at September 30, 2015 and December 31, 2014 by remaining maturity and collateral type:

	September 30, 2015
	Non-Agency RMBS		Other Investment Securities
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Securities repurchase agreements maturing within
30 days or less	$74,520,999	1.69%	$—	—%
Total balance/weighted average rate	$74,520,999	1.69%	$—	—%

	December 31, 2014
	Non-Agency RMBS		Other Investment Securities
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Securities repurchase agreements maturing within
30 days or less	$101,553,292	1.57%	$1,460,813	1.66%
Total balance/weighted average rate	$101,553,292	1.57%	$1,460,813	1.66%

Although securities repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or cash to fund margin calls.

The Company pledges cash and certain of its non-Agency RMBS and Other Investment Securities as collateral under these securities repurchase agreements. The amounts available to be borrowed are dependent upon the fair value of the RMBS and Other Investment Securities pledged as collateral, which fluctuates with changes in interest rates, type of securities and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in the fair value of pledged RMBS and Other Investment Securities, the lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. During the three and nine months ended September 30, 2015 and September 30, 2014 and at December 31, 2014, the Company has met all margin call requirements under its securities repurchase agreements.

The following table presents information with respect to the Company's posting of collateral under its securities repurchase agreements at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Total outstanding under securities repurchase agreements secured by non-Agency RMBS	$74,520,999	$101,553,292
Total outstanding under securities repurchase agreements secured by Other Investment Securities	—	1,460,813
Fair value of non-Agency RMBS pledged as collateral	99,239,271	135,779,193
Fair value of Other Investment Securities pledged as collateral	—	2,040,532
Fair value of non-Agency RMBS not pledged as collateral	13,980,805	12,806,540
Fair value of Other Investment Securities not pledged as collateral	15,209,050	—
Cash pledged as collateral	2,021,389	684,256

12. 8.0% Exchangeable Senior Notes due 2016

On November 25, 2013, the Operating Partnership issued the Exchangeable Senior Notes with a stated rate of 8.0% and an aggregate principal amount of $57.5 million (the "Exchangeable Senior Notes"). The Exchangeable Senior Notes were issued pursuant to an Indenture, dated November 25, 2013, between the Company, as guarantor, the Operating Partnership and U.S. Bank National Association, as trustee. The sale of the Exchangeable Senior Notes generated net proceeds of approximately $55.3 million. Aggregate estimated offering expenses in connection with the transaction, including the initial purchasers' discount of approximately $1.7 million, were approximately $2.2 million.

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

The Exchangeable Senior Notes are exchangeable for shares of the Company's common stock or, to the extent necessary to satisfy NYSE listing requirements, cash, at the applicable exchange rate at any time prior to the close of business on the scheduled trading day prior to November 15, 2016 (the "Maturity Date"). The Company may not elect to issue shares of common stock upon exchange of the Exchangeable Senior Notes to the extent such election would result in the issuance of 20% or more of the common stock outstanding immediately prior to the issuance of the Exchangeable Senior Notes (or 1,779,560 or more shares).

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

The following table presents information with respect to the Exchangeable Senior Notes at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Fair value of conversion option derivative liability	$8,646	$1,022,248
Unamortized discount	1,259,336	2,025,259

The Exchangeable Senior Notes will mature on the Maturity Date, unless previously exchanged or repurchased in accordance with their terms. The Company is currently evaluating alternatives to settle the obligation at maturity including refinancing the obligation or selling assets.

13. Derivative Instruments

The Company’s derivative instruments, by segment, are as follows:

Residential Mortgage Investments Segment

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

Loan Purchase Commitments ("LPCs")

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

TBA Securities

The Company may, as it has in the past, enter into TBA contracts for this segment as a means of acquiring exposure to Agency RMBS and may, from time to time, utilize TBA dollar roll transactions to finance Agency RMBS purchases. The Company may also enter into TBA contracts as a means of hedging against short-term changes in interest rates. The Company may choose, prior to settlement, to move the settlement of these securities to a later date by entering into an offsetting position (referred to as a "pair off"), settling the paired off positions against each other for cash, and simultaneously entering into a similar TBA contract for a later settlement date, which is commonly and collectively referred to as a "dollar roll" transaction. The Company accounts for its TBA contracts as derivative instruments due to the fact that it does not intend to take physical delivery of the securities.

The Company had no exposure to TBA contracts for this segment at any time during the three and nine months ended September 30, 2015 and September 30, 2014. At September 30, 2015 and December 31, 2014 the Company did not have any TBA contracts outstanding relating to this segment.

Residential Mortgage Banking Segment

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

Other

Conversion Option – Exchangeable Senior Notes

Changes in the fair value of the conversion option derivative related to the Exchangeable Senior Notes are recorded through earnings.

Derivative Instruments

The following table presents certain information related to derivative instruments held at September 30, 2015 and December 31, 2014:

Non-hedge derivatives	September 30, 2015	December 31, 2014
Notional amount of interest rate swaption	$—	$225,000,000
Notional amount of interest rate swaps	17,200,000	17,200,000
LPCs (Principal balance of underlying loans)	16,162,370	1,905,700
IRLCs (Principal balance of underlying loans)	196,941,326	118,486,590
Notional amount of MBS forward sales contracts	177,500,000	154,000,000

The notional amount is not representative of the maximum exposure to the Company.

The following table presents the fair value of the Company's derivative instruments and their balance sheet location at September 30, 2015 and December 31, 2014:

Derivative instruments	Designation	Balance Sheet Location	September 30, 2015	December 31, 2014
Interest rate swaps	Non-hedge	Derivative liabilities, at fair value	$(1,251,498)	$(860,553)

Interest rate swaption	Non-hedge	Derivative assets, at fair value	—	—

LPCs	Non-hedge	Derivative assets, at fair value	55,480	4,037

IRLCs	Non-hedge	Derivative assets, at fair value	3,473,259	2,481,063

MBS forward sales contracts	Non-hedge	Derivative liabilities, at fair value	(1,333,828)	(702,383)

Conversion Option - Exchangeable Senior Notes	Non-hedge	Derivative liabilities, at fair value	(8,646)	(1,022,248)

At September 30, 2015 and December 31, 2014, no credit valuation adjustment was made in determining the fair value of the interest rate swaption or interest rate swaps.

The following table presents the gains and losses related to Company's derivative instruments:

		Three Months Ended		Nine Months Ended
Non-hedge derivatives	Income Statement Location	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest rate swaps	Gain/(loss) on derivative instruments related to investment portfolio	$(675,562)	$(36,315)	$(748,348)	$(976,394)

Interest rate swaption	Gain/(loss) on derivative instruments related to investment portfolio	—	(298,478)	—	(4,734,092)

LPCs	Gain/(loss) on derivative instruments related to investment portfolio	118,277	—	51,443	—

IRLCs	Mortgage banking activities, net	1,227,839	—	992,196	—

MBS forward sales contracts	Mortgage banking activities, net	(1,593,515)	—	(631,445)	—

Conversion Option - Exchangeable Senior Notes	Gain/(loss) on derivative instruments related to investment portfolio	379,615	(182,324)	1,013,602	181,739

The Company did not have any IRLCs or MBS forward sales contracts prior to the acquisition of GMFS on October 31, 2014. Additionally, the Company did not have any LPCs during the three and nine months ended September 30, 2014.

Interest Rate Swaption

The following table presents information about the Company's interest rate swaption agreement at December 31, 2014:

Swaption Expiration	Notional Amount	Strike Rate	Swap Maturity	Cash Pledged as Collateral(1)
January 15, 2015	$225,000,000	3.64%	2025	$4,886,011

(1)	At December 31, 2014 all collateral provided under the interest rate swaption agreement consisted of cash collateral which is included in restricted cash in the Company's consolidated balance sheets. The interest rate swaption agreement expired in January 2015.

The credit support annex provisions of the Company's interest rate swaption agreement allow the parties to mitigate their credit risk by requiring the party which is out of the money to post collateral.

Interest Rate Swaps

The following table presents information about the Company's interest rate swap agreements at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Maturity	2023	2023
Notional Amount	$17,200,000	$17,200,000
Weighted Average Pay Rate	2.72%	2.72%
Weighted Average Receive Rate	0.33%	0.23%
Weighted Average Years to Maturity	7.8	8.6
Cash Pledged as Collateral(1)	1,995,726	$1,572,811

(1)	At September 30, 2015 and December 31, 2014 all collateral provided under the interest rate swap agreements consisted of cash collateral which is included in restricted cash in the Company's consolidated balance sheets.

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

14. Mortgage Banking Activities

The following table presents the components of mortgage banking activities, net, recorded in the Company's consolidated statements of operations for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Gain on sale of mortgage loans held for sale, net of direct costs(1)	$12,769,854	$35,530,805
Loan expenses, including provision for loan indemnification	(208,576)	(602,926)
Loan origination fee income	507,082	1,395,863
Total	$13,068,360	$36,323,742

(1)	Includes the change in fair value related to IRLCs and MBS forward sales contracts held during the periods.

The Company did not have any mortgage banking activities prior to the acquisition of GMFS on October 31, 2014.

15. Loan Indemnification Reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan losses. The liability is included in accounts payable and other liabilities in the Company's consolidated balance sheets and the provision is included in mortgage banking activities, net in the Company's consolidated statements of operations. In assessing the adequacy of the liability, management evaluates various factors including actual losses on repurchases and indemnifications during the period, historical loss experience, known delinquent and other problem loans, and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability.

The activity for the loan indemnification reserve for the nine months ended September 30, 2015 is as follows:

Balance at the beginning of year	$2,662,162
Loan losses incurred	(198,834)
Provision for losses	576,654
Balance at end of period	$3,039,982

The Company did not have any loan indemnification reserve prior to the acquisition of GMFS on October 31, 2014.

Because of the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. At September 30, 2015 and December 31, 2014, the reasonably possible loss above the recorded loan indemnification reserve was not considered material.

16. Income Taxes

For the three and nine months ended September 30, 2015 and September 30, 2014, and at December 31, 2014, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders and does not engage in prohibited transactions. The majority of states also recognize the Company's REIT status.

The Company has separately made joint elections with three of its subsidiaries, ZFC Funding, Inc., ZFC Trust TRS I, LLC and ZFC Honeybee TRS, LLC to treat such subsidiaries as taxable REIT subsidiaries (the "TRS entities"). The Company's TRS entities file separate tax returns and are taxed as standalone C-Corporations for U.S. income tax purposes.

The following table summarizes the tax (expense) benefit recorded at the TRS entity level for the three and nine months ended September 30, 2015 and September 30, 2014.

Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Current tax benefit (expense)
Federal	$—	$—	$—	—
State	—	—	—	—
Total current tax benefit (expense)	—	—	—	—

Deferred tax benefit (expense)
Federal	200,541	$—	(2,001,745)	$—
State	49,950	—	(502,151)	—
Total deferred tax benefit (expense)	250,491	—	(2,503,896)	—
Total benefit (expense) for income taxes	$250,491	$—	$(2,503,896)	$—

The following is a reconciliation of the statutory federal and state rate to the effective rate for the three and nine months ended September 30, 2015 and September 30, 2014.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Tax benefit (expense) at statutory rate	35.00%	(35.00%)	(35.00%)	(35.00%)
State Tax (Net of Federal benefit)	0.85	—	(7.91)	—
Permanent differences	(0.19)	—	(1.98)	—
Valuation Allowance	(2.85)	—	(23.25)	—
Impact of REIT election	(29.21)	35.00	(17.63)	35.00
Effective Tax Rate	3.60%	0.00%	(85.77%)	0.00%

The Company's effective tax rate differs from its statutory tax rate primarily due to the impact of the REIT election and an increase in the deferred tax asset valuation allowances.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. The Company assesses whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" approach. The Company's estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations. The deferred tax assets and liabilities reported below relate solely to the TRS entities.

The Company had activity in ZFC Honeybee TRS, LLC which resulted in a deferred tax liability of $1,652,900 at September 30, 2015 related to unrealized gains and other temporary differences.

The Company also had activity in ZFC Trust TRS I, LLC and ZFC Funding, Inc., which resulted in a deferred tax asset of $1,350,536 at September 30, 2015. At September 30, 2015, the Company has established a full valuation allowance for deferred tax assets related to net operating loss and other future deductible amounts of ZFC Trust TRS I, LLC and ZFC Funding, Inc., as these entities do not have a history of positive taxable income and are currently in a cumulative taxable loss position since inception. At December 31, 2014, the Company had activity in the TRS entities, which resulted in a deferred tax asset of $850,996 after establishing a partial valuation allowance related to net operating losses and other future deductible amounts for tax purposes. The Company is allowed to carryforward its net operating losses for 20 years under U.S. Federal Income Tax law and between 12 and 20 years in the majority of states which it operates in. The Company's net operating losses will expire between the years 2026-2035.

Components of the Company's net deferred tax asset and liability at September 30, 2015 and December 31, 2014 are presented in the following table:

Deferred Tax Asset (Liability)

	September 30, 2015	December 31, 2014
Deferred tax asset
Tax effect of unrealized losses and other temporary differences	$2,016,769	$1,207,520
Net operating loss carryforward	2,588,015	673,052
Total deferred tax asset	4,604,784	1,880,572

Deferred tax liability
Tax effect of unrealized gains and other temporary differences	(4,907,148)	(357,663)
Total deferred tax liability	(4,907,148)	(357,663)

Valuation allowance	(1,350,536)	(671,913)
Total Deferred Tax (Liability) Asset, net of Valuation Allowance	$(1,652,900)	$850,996

The Company evaluates uncertain income tax positions each period. Based upon its analysis of income tax positions, the Company concluded that there are no significant uncertain tax positions that meet the recognition or measurement criteria at either September 30, 2015 or December 31, 2014. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in the Company's consolidated financial statements.

17. Other Assets and Liabilities

Servicing Advances

Servicing advances represent escrows and advances on behalf of borrowers and investors to cover delinquent balances for property taxes, insurance premiums and other out-of-pocket costs. Advances are made in accordance with the Company's servicing agreements and are recoverable upon liquidation. At September 30, 2015 and December 31, 2014, the Company had servicing advances of $1,737,586 and $1,987,073, respectively. Such amounts are included in other assets in the Company's consolidated balance sheets.

Loans Eligible for Repurchase from Ginnie Mae

The Company has recorded an asset and liability in its consolidated balance sheets representing the unilateral right it has to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due).

There were no actual repurchases of Ginnie Mae delinquent or defaulted mortgage loans during the three and nine months ended September 30, 2015. The Company did not have any loans eligible for repurchase from Ginnie Mae prior to the acquisition of GMFS on October 31, 2014.

Escrow and Fiduciary Funds

The Company maintains segregated bank accounts in trust for mortgagor escrow balances. The balances of these accounts are $41,105,931 and $25,619,979 at September 30, 2015 and December 31, 2014, respectively, and are excluded from the Company's consolidated balance sheets.

Real Estate Owned

At September 30, 2015 and December 31, 2014, the Company held REO (see Note 5) which are included in other assets in the Company's consolidated balance sheets.

18. Earnings Per Share

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Numerator:
Net (loss) income attributable to ZAIS Financial Corp. common stockholders (Basic)	$(6,040,746)	$1,149,497	$386,845	$26,547,633
Effect of dilutive securities:
Net (loss) income allocated to non-controlling interests relating to OP Units exchangeable for shares of common stock of the Company	(702,460)	130,301	44,988	3,087,159
Exchangeable Senior Notes
Interest expense	—	—	—	2,425,381
Gain on conversion option derivative liability	—	—	—	(103,564)
Total – Exchangeable Senior Notes	—	—	—	2,321,817
Net income available to stockholders, after effect of dilutive securities	$(6,743,206)	$1,279,798	$431,833	$31,956,609
Denominator:
Weighted average number of shares of common stock	7,970,886	7,970,886	7,970,886	7,970,886
Effect of dilutive securities:
Weighted average number of OP units	926,914	926,914	926,914	926,914
Weighted average number of shares convertible under Exchangeable Senior Notes	—	—	—	1,779,560
Diluted weighted average shares outstanding	8,897,800	8,897,800	8,897,800	10,677,360
Net (loss) income per share applicable to ZAIS Financial Corp. common stockholders – Basic	$(.76)	$0.14	$.05	$3.33
Net (loss) income per share applicable to ZAIS Financial Corp. common stockholders – Diluted	$(.76)	$0.14	$.05	$2.97

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

The Company pays to its Advisor an advisory fee, calculated and payable quarterly in arrears, equal to 1.5% per annum of the Company's stockholders' equity, as defined in the amended and restated investment advisory agreement between the Company and the Advisor, as amended from time to time (the "Investment Advisory Agreement"). Prior to the Company's IPO, the advisory fee paid to the Advisor was calculated based on the Company's net asset value, as set forth in the Investment Advisory Agreement. The Advisor may be paid or reimbursed for the documented cost of its performing certain services for the Company, which may include legal, accounting, due diligence tasks and other services, that outside professionals or outside consultants otherwise would perform, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm's-length basis. In addition, the Company may be required to pay its portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Advisor and its affiliates required for the Company's operations. To date, the Advisor has not sought reimbursement for the services and expenses described in the two preceding sentences. In the future, however, the Advisor may seek reimbursement for all such services, costs and expenses, as a result of which the total expense ratio of the Company may increase. The Company is also required to pay directly, or reimburse the Advisor for, products and services, including hardware and software, research and market data provided by third parties, other than those operating expenses required to be borne by the Advisor under the Investment Advisory Agreement (the "Expense Reimbursements").

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

The Company incurred the following fees pursuant to the Investment Advisory Agreement:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Advisory fees	$718,372	$718,372	$2,131,690	$2,131,690
Loan sourcing fees	41,694	—	56,664	—
Total – Advisory fees – related party	$760,066	$718,372	$2,188,354	$2,131,690

Such amounts are included in "Advisory fee – related party" in the Company's consolidated statements of operations. At September 30, 2015 and December 31, 2014, $760,066 and $718,372, respectively, of advisory fee expense and loan sourcing fee expense was included in accounts payable and other liabilities in the Company's consolidated balance sheets. The fees were calculated and payable as set forth above.

For the three months ended September 30, 2015 and September 30, 2014, the Company incurred Expense Reimbursements of $168,134 and $224,189, respectively, for amounts incurred by the Advisor for research and market data. For the nine months ended September 30, 2015 and September 30, 2014, the Company incurred Expense Reimbursements of $604,959 and $309,855, respectively, for amounts incurred by the Advisor for research and market data (including the amortization expense related to amounts prepaid to the Advisor). Such amounts are included in operating expenses in the Company's consolidated statements of operations. At September 30, 2015 and December 31, 2014, Expense Reimbursements of $99,116 and $266,231, respectively, due to the Advisor were included in accounts payable and other liabilities in the Company's consolidated balance sheets.

GMFS received total sub-lease income related to a portion of its office space (see Note 22) of $10,800 and $28,160 for the three and nine months ended September 30, 2015, respectively, from a related party. Such amount is included in other income in the Company's consolidated statements of operations.

On March 17, 2015, a business combination was completed between HF2 Financial Management Inc. ("HF2 Financial"), a special purpose acquisition company, and ZAIS Group Parent, LLC ("ZGP"), which wholly owns ZAIS, pursuant to a definitive agreement dated September 16, 2014. The current owners of ZGP did not receive any proceeds at the closing of the transaction and retained a significant equity stake in ZGP. Following the close of the transaction, ZAIS's management team has remained in place to continue to lead the combined organization.

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

Dividends and Distributions

During the nine months ended September 30, 2015 and September 30, 2014 the Company declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount per Share
Nine months ended September 30, 2015:
March 19, 2015	March 31, 2015	April 15, 2015	$0.40
June 18, 2015	June 30, 2015	July 15, 2015	$0.40
September 17, 2015	September 30, 2015	October 15, 2015	$0.40

Nine months ended September 30, 2014:
March 19, 2014	March 31, 2014	April 14, 2014	$0.40
June 17, 2014	June 30, 2014	July 15, 2014	$0.40
September 17, 2014	September 30, 2014	October 15, 2014	$0.40

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

Certain investors own OP units in the Operating Partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interest in the Operating Partnership is reduced and the Company's equity is increased. At September 30, 2015 and December 31, 2014, the non-controlling interest OP unit holders owned 926,914 OP units, or 10.4% of the OP units issued by the Operating Partnership.

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

Management is not aware of any other contingencies that would require accrual or disclosure in the consolidated financial statements at September 30, 2015 or December 31, 2014.

Commitments to Originate Loans

GMFS enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose GMFS to market risk if interest rates change, and the loan is not economically hedged or committed to an investor. GMFS is also exposed to credit loss if the loan is originated and not sold to an investor and the mortgagor does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor's residential property.

Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans approximated $249.1 million and $117.7 million at September 30, 2015 and December 31, 2014, respectively.

Leases

GMFS leases office space for use in its mortgage banking operations under a non-cancelable operating lease. The lease provides that GMFS pays taxes, maintenance, insurance, and other occupancy expenses applicable to the leased premises. The lease contains three five-year renewal options at pre-determined amounts specified by the original lease agreement. GMFS also leases equipment under various short-term rental agreements. GMFS incurred rent expense of $188,811 and $557,331 for the three and nine months ended September 30, 2015, respectively. Such amounts are included in operating expenses in the Company's consolidated statements of operations.

GMFS sub-leases a portion of its office space and furniture and fixtures contained therein to a related party (see Note 19).

At September 30, 2015, the future minimum rental payments for the period from October 1, 2015 to December 31, 2015 and the next five years and thereafter are as follows:

October 1, 2015 – December 31, 2015	$264,115
2016	$909,686
2017	$731,725
2018	$628,901
2019	$129,938
2020	$—
Thereafter	$—

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

The Company finances the acquisition of a significant portion of its mortgage loans held for investment, RMBS and Other Investment Securities with repurchase agreements. Additionally, the Company finances a significant portion of its mortgages held for sale with its warehouse lines of credit and repurchase agreements. In connection with these financing arrangements, the Company pledges its residential mortgage loans, securities and cash as collateral to secure the borrowings. The amount of collateral pledged will typically exceed the amount of the borrowings (i.e., the haircut) such that the borrowings will be over-collateralized. As a result, the Company is exposed to the counterparty if, during the term of the repurchase agreement financing, a lender should default on its obligation and the Company is not able to recover its pledged assets. The amount of this exposure is the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to the lender including accrued interest receivable on such collateral.

The Company's deposits with financial institutions may exceed federally insurable limits of $250,000 per institution. The Company mitigates this risk by depositing funds with major financial institutions. At September 30, 2015 and December 31, 2014, a portion of the Company's operating cash was held with two custodians and three other financial institutions. The Company also maintains separate cash accounts with each of its warehouse lenders at September 30, 2015 and December 31, 2014. There is no guarantee that these custodians or other financial institutions will not become insolvent. While there are certain regulations that seek to protect customer property in the event of a failure, insolvency or liquidation of a custodian, there is no certainty that the Company would not incur losses due to its assets being unavailable for a period of time in the event of a failure of a custodian that has custody of the Company's assets. Although management monitors the credit worthiness of its custodians, such losses could be significant and could materially impair the ability of the Company to achieve its investment objective.

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

GMFS sells loans to investors without recourse. As such, the investors have assumed the risk of loss or default by the borrower. However, GMFS is usually required by these investors to make certain standard representations and warranties relating to credit information, loan documentation and collateral. To the extent that GMFS does not comply with such representations, or there are early payment defaults, GMFS may be required to repurchase the loans or indemnify these investors for any losses from borrower defaults. In addition, if loans pay-off within a specified time frame, GMFS may be required to refund a portion of the sales proceeds to the investors.

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

24. Offsetting Assets and Liabilities

The following table presents information about certain liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset in the Company's consolidated balance sheets at September 30, 2015 and December 31, 2014:

Offsetting of Liabilities

			Net Amounts of
			Liabilities
		Gross Amounts	Presented in	Gross Amounts Not Offset in the
	Gross Amounts	Offset in the	the	Consolidated Balance Sheets
	of Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Liabilities	Balance Sheets	Balance Sheets	Instruments	Pledged	Net Amount
September 30, 2015
Warehouse lines of credit	$104,216,594	$—	$104,216,594	$(104,216,594)	$—	$—
Loan Repurchase Facilities	295,315,030	—	295,315,030	(295,305,878)	(9,152)	—
Securities repurchase agreements	74,520,999	—	74,520,999	(72,499,610)	(2,021,389)	—
Interest rate swap agreements	1,251,498	—	1,251,498	—	(1,251,498)	—
Total	$475,304,121	$—	$475,304,121	$(472,022,082)	$(3,282,039)	$—
December 31, 2014
Warehouse lines of credit	$89,417,564	$—	$89,417,564	$(89,417,564)	$—	$—
Loan Repurchase Facilities	300,092,293	—	300,092,293	(300,092,293)	—	—
Securities repurchase agreements	103,014,105	—	103,014,105	(102,329,849)	(684,256)	—
Interest rate swap agreements	860,553	—	860,553	(860,553)	—	—
Total	$493,384,515	$—	$493,384,515	$(492,700,259)	$(684,256)	$—

The Company did not have any assets that are subject to master netting arrangements which can potentially be offset in the Company's consolidated balance sheets at September 30, 2015 or December 31, 2014.

25. Employee Benefit Plan

GMFS has a 401(k) profit sharing plan covering substantially all GMFS employees. The employees may contribute amounts as allowable by IRS and plan limitations. GMFS may make discretionary matching and non-elective contributions. GMFS made contributions to the plan totaling $92,643 and $298,996 for the three and nine months ended September 30, 2015, respectively. Such amounts are included in salaries, commissions and benefits in the Company's consolidated statements of operations. The Company did not have a 401(k) profit sharing plan prior to the acquisition of GMFS on October 31, 2014.

26. Segment Information

The Company operated as one operating segment for the three and nine months ended September 30, 2014.

Subsequent to the acquisition of GMFS on October 31, 2014, the Company operates in two operating segments: residential mortgage investments and residential mortgage banking. These operating segments have been identified based on the Company's organizational and management structure. These segments are based on an internally-aligned segment structure, which is how the Company's results are monitored and performance is assessed.

The residential mortgage investments segment includes a portfolio of mortgage loans which were either distressed, re-performing or newly originated at the time of purchase. The residential mortgage investments segment's profit and loss consist primarily of net interest income from whole loans and RMBS, changes in unrealized gains and losses from the valuation of the portfolio and realized gains and losses recognized upon the paydowns of mortgage loans and sales of RMBS.

Since the operations of GMFS are conducted in ZFC Honeybee TRS, LLC, a wholly owned TRS of the Company, the residential mortgage banking segment includes the operations of GMFS, which originates mortgage loans for subsequent sale as either servicing retained or released, and expenses incurred by ZFC Honeybee TRS, LLC.

Each segment includes the operating and other expenses associated with the respective activities.

Segment contribution represents the measure of profit that management uses to assess the performance of its business segments and make resource allocation and operating decisions. Certain expenses not directly assigned or allocated to one of the two primary segments are included in the Corporate/Other column. These unallocated expenses primarily include interest expense on the Company's Exchangeable Senior Notes and corporate operating expenses such as insurance, public company expenses, advisory fees, transaction costs and general and administrative expenses. All amounts are before amounts allocated to non-controlling interests.

The Company's segment profit and loss information is as follows:

Three Months Ended September 30, 2015:	Residential Mortgage Investments	Residential Mortgage Banking	Corporate/Other	Total
Interest income	$8,664,713	$986,239	$—	$9,650,952
Interest expense	2,687,401	574,977	1,449,476	4,711,854
Net interest income (expense)	5,977,312	411,262	(1,449,476)	4,939,098
Non-interest income	—	8,943,047	—	8,943,047
Change in unrealized gain or loss	(8,093,720)	—	—	(8,093,720)
Realized gain	284,448	—	—	284,448
Gain or (loss) on derivative instruments	(177,670)	—	—	(177,670)
Advisory fee – related party	406,053	138,789	215,224	760,066
Salaries, commissions and benefits	—	7,681,983	—	7,681,983
Operating expenses	64,958	1,921,180	1,475,017	3,461,155
Other Expenses
Expenses	717,696	—	—	717,696
Depreciation and amortization	—	236,212	—	236,212
Total other expenses	717,696	236,212	—	953,908
Net loss before income taxes	(3,198,337)	(623,855)	(3,139,717)	(6,961,909)
Income tax benefit	—	250,491	—	250,491
Segment net loss	$(3,198,337)	$(373,364)	$(3,139,717)	$(6,711,418)

Nine months ended September 30, 2015:	Residential Mortgage Investments	Residential Mortgage Banking	Corporate/Other	Total
Interest income	$26,512,002	$2,387,695	$—	$28,899,697
Interest expense	8,208,669	1,647,268	4,329,143	14,185,080
Net interest income (expense)	18,303,333	740,427	(4,329,143)	14,714,617
Non-interest income	—	35,750,028	—	35,750,028
Change in unrealized gain or loss	(10,036,457)	—	—	(10,036,457)
Realized gain	933,686	—	—	933,686
Gain or (loss) on derivative instruments	316,697	—	—	316,697
Advisory fee – related party	1,102,342	404,053	681,959	2,188,354
Salaries, commissions and benefits	—	23,171,648	—	23,171,648
Operating expenses	282,916	6,087,395	3,963,648	10,333,959
Other Expenses
Expenses	2,306,545	64,652	—	2,371,197
Depreciation and amortization	—	694,173	—	694,173
Total other expenses	2,306,545	758,825	—	3,065,370
Net income/(loss) before income taxes	5,825,456	6,068,534	(8,974,750)	2,919,240
Income tax expense	—	(2,503,896)	—	(2,503,896)
Segment net income (loss)	$5,825,456	$3,564,638	$(8,974,750)	$415,344

The following table is a reconciliation of the net income of the residential mortgage banking segment to the operations of GMFS for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Net (loss) income of the residential mortgage banking segment	$(373,364)	$3,564,638
Add back (deduct) expenses incurred by ZFC
Honeybee TRS, LLC:
Advisory fee – related party	138,789	404,053
Amortization of deferred premiums, production and profitability earn-outs included in salaries, commission and benefits	161,620	592,606
Operating expenses	439,589	1,543,008
Other expenses	197,085	655,907
Income tax (benefit) expense	(250,491)	2,503,896
Net income of GMFS	$313,228	$9,264,108

Supplemental Disclosures

The Company's segment balance sheet information is as follows:

	Residential Mortgage Investments	Residential Mortgage Banking	Corporate/Other	Total
September 30, 2015
Mortgage loans held for investment, at fair value	$401,206,350	$—	$—	$401,206,350
Mortgage loans held for investment, at cost	—	1,074,313	—	1,074,313
Mortgage loans held for sale	—	114,670,811	—	114,670,811
Real estate securities	113,220,076	—	—	113,220,076
Other investment securities	15,209,050	—	—	15,209,050
Mortgage servicing rights	—	42,044,651	—	42,044,651
Goodwill	—	14,183,538	—	14,183,538
Intangible assets	—	5,077,355	—	5,077,355
Total assets	549,677,040	228,193,394	1,229,846	779,100,280

December 31, 2014
Mortgage loans held for investment, at fair value	$415,959,838	$—	$—	$415,959,838
Mortgage loans held for investment, at cost	—	1,338,935	—	1,338,935
Mortgage loans held for sale	—	97,690,960	—	97,690,960
Real estate securities	148,585,733	—	—	148,585,733
Other investment securities	2,040,532	—	—	2,040,532
Mortgage servicing rights	—	33,378,978	—	33,378,978
Goodwill	—	16,512,680	—	16,512,680
Intangible assets	—	5,668,611	—	5,668,611
Total assets	596,553,227	194,700,643	1,144,735	792,398,605

27. Subsequent Events

The Company has engaged a financial advisor to commence a process to evaluate potential strategic alternatives to enhance shareholder value.

Item 1A. Forward-Looking Statements

ZAIS Financial Corp. (the "Company") makes forward-looking statements in this quarterly report on Form 10-Q within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company's control. These forward-looking statements include information about possible or assumed future results of the Company's business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "could," "would," "may," "potential" or the negative of these terms or other comparable terminology, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	the Company’s evaluation of potential strategic alternatives to enhance shareholder value;

•	the Company's investment objectives and business strategy;

•	the Company's ability to obtain future financing arrangements;

•	the Company's expected leverage;

•	the Company's expected investments;

•	the GMFS, LLC ("GMFS") transaction;

•	The HF2 Financial Management Inc. ("HF2 Financial") transaction;

•	estimates or statements relating to, and the Company's ability to make, future distributions;

•	the Company's ability to compete in the marketplace;

•	the Company's ability to originate or acquire the assets it targets and achieve risk-adjusted returns;

•	the Company's ability to borrow funds at favorable rates;

•	market, industry and economic trends;

•	recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System, the Federal Depositary Insurance Corporation, the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Government National Mortgage Association ("Ginnie Mae") and the U.S. Securities and Exchange Commission ("SEC");

•	mortgage loan modification programs and future legislative actions;

•	the Company's ability to maintain its qualification as a real estate investment trust ("REIT");

•	the Company's ability to maintain its exemption from qualification under the Investment Company Act of 1940, as amended (the "1940 Act");

•	projected capital and operating expenditures;

•	availability of qualified personnel;

•	prepayment rates; and

•	projected default rates.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's consolidated financial statements and accompanying Notes included in Item 1, "Financial Statements," of this quarterly report on Form 10-Q and with Items 6, 7, 8, and 9A of the Company's annual report on Form 10-K. See "Forward-Looking Statements" in this quarterly report on Form 10-Q and in the Company's annual report on Form 10-K and "Critical Accounting Policies and Use of Estimates" in the Company's annual report on Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this quarterly report on Form 10-Q.

Overview

The Company originates, acquires, finances, sells, services and manages residential mortgage loans. GMFS, a mortgage banking platform the Company acquired in October 2014, originates, sells and services mortgage loans and the Company acquires performing, re-performing and newly originated loans through other channels. The Company also invests in, finances and manages RMBS that are not issued or guaranteed by a federally chartered corporation, such as Fannie Mae, Freddie Mac or an agency of the U.S. Government, such as Ginnie Mae, ("non-Agency RMBS") with an emphasis on securities that, when originally issued, were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations and mortgage servicing rights ("MSRs"). The Company also has the discretion to invest in RMBS that are issued or guaranteed by a federally chartered corporation or a U.S. Government agency ("Agency RMBS"), including through To-Be-Announced ("TBA") contracts, and in other real estate-related and financial assets, such as interest only strips created from RMBS ("IOs"), commercial mortgage-backed securities ("CMBS") and asset-backed securities ("ABS"). The Company refers collectively to the assets it targets as its target assets.

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

Pursuant to the terms of the agreement and plan of merger (the "Merger Agreement") among ZFC Honeybee TRS, LLC ("Honeybee TRS"), an indirect subsidiary of the Company, ZFC Honeybee Acquisitions, LLC ("Honeybee Acquisitions"), a wholly owned subsidiary of Honeybee TRS, GMFS, and Honeyrep, LLC, solely in its capacity as the security holder representative, Honeybee Acquisitions merged with and into GMFS, with GMFS continuing as the surviving entity and an indirect subsidiary of the Company. GMFS is an approved Fannie Mae Seller-Servicer, Freddie Mac Seller-Servicer, Ginnie Mae issuer, Department of Housing and Urban Development ("HUD") / Federal Housing Administration ("FHA") Mortgagee, U.S. Department of Agriculture ("USDA") approved originator and U.S. Department of Veterans Affairs ("VA") Lender. GMFS currently originates loans that are eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, VA and USDA through retail, correspondent and broker channels. GMFS also originates and sells reverse mortgage loans as part of its existing operations.

The final purchase price was approximately $61.2 million, net of approximately $1.7 million received from an escrow account pursuant to the Merger Agreement, based on the final reconciliation of GMFS's net tangible assets. The net tangible assets at closing were comprised of the estimated fair value of GMFS's MSR portfolio, the estimated value of GMFS's net tangible assets and a purchase price premium. In addition to cash paid at closing, two contingent $1 million deferred premium payments payable in cash over two years, plus potential additional consideration based on future loan production and profits will be payable over a four-year period if certain conditions are met. The $2 million of deferred premium payments is contingent on GMFS remaining profitable and retaining certain key employees. The additional contingent consideration is dependent on GMFS achieving certain profitability and loan production goals and is capped at $20 million. Up to 50% of the additional contingent consideration may be paid in common stock of the Company, at the Company's option. The estimated present value of the total contingent consideration at October 31, 2014 was $11.4 million based on the future earnings projections of GMFS over the four-year earn-out period (at September 30, 2015 the contingent consideration liability was $12.6 million). The Company funded the closing cash payment through a combination of available cash and the sale of a portion of its non-Agency RMBS portfolio. As discussed above, pursuant to the Merger Agreement, based on the final reconciliation of the October 31, 2014 values, the Company received $1,684,263 in June 2015 from an escrow account established at the time of the closing. The Company recorded a reduction to goodwill in the consolidated balance sheets that included this amount, along with other final closing adjustments.

The Company is externally managed by ZAIS REIT Management, LLC, a subsidiary of ZAIS Group, LLC. ("ZAIS"). On March 17, 2015, a business combination was completed between HF2 Financial Management Inc. ("HF2 Financial"), a special purpose acquisition company, and ZAIS Group Parent, LLC ("ZGP"), which wholly owns ZAIS, pursuant to a definitive agreement dated September 16, 2014. The current owners of ZGP did not receive any proceeds at the closing of the transaction and retained a significant equity stake in ZGP. Following the close of the transaction, ZAIS's management team has remained in place to continue to lead the combined organization.

The Company has engaged a financial advisor to commence a process to evaluate potential strategic alternatives to enhance shareholder value.

At September 30, 2015, the Company held a diversified portfolio of mortgage loans, RMBS and MSRs with an aggregate fair value of $671.1 million, comprised of the following:

Mortgage Loans Held for Investment

•	Performing, re-performing and newly originated loans with a fair value of $401.2 million; and

•	RMBS assets with a fair value of $113.2 million

Mortgage Banking

•	Mortgage loans originated by GMFS and held for sale with a fair value of $114.7 million; and

•	MSRs with a fair value of $42.0 million.

The borrowings the Company used to fund the purchase of its portfolio held for investment totaled $426.1 million at September 30, 2015, under: (i) a master repurchase agreement with Citibank, N.A. (the "Citi Loan Repurchase Facility") to fund its distressed and re-performing loan portfolio, (ii) a master repurchase facility with Credit Suisse First Boston Mortgage Capital LLC (the "Credit Suisse Loan Repurchase Facility", and together with the Citi Loan Repurchase Facility, the "Loan Repurchase Facilities") to fund its newly originated loan portfolio, (iii) master securities repurchase agreements with four counterparties and (iv) the 8.0% Exchangeable Senior Notes due 2016 (the "Exchangeable Senior Notes"). Additionally, the borrowings the Company used to fund the origination of its mortgage loans held for sale portfolio totaled $104.2 million at September 30, 2015 under warehouse lines of credit and repurchase agreements with four lenders with an aggregate borrowing capacity of $185.0 million. The Company is also in discussions with other financial institutions to provide it with additional borrowing capacity under various agreements, including repurchase agreements and other types of financing arrangements.

Selected Financial Highlights

A summary of the Company's results for the three and nine months ended September 30, 2015 and September 30, 2014 is below, followed by an overview of the market conditions that impacted the Company's results during the periods:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
U.S. GAAP net (loss) income	$(6.7) million	$1.3 million	$0.4 million	$29.6 million
U.S. GAAP net (loss) income per diluted weighted average share outstanding	$(0.76)	$0.14	$0.05	$2.99
Core Earnings	$4.8 million	$3.1 million	$12.8 million	$7.8 million
Core Earnings per diluted weighted average share outstanding	$0.54	$0.35	$1.44	$0.87

	September 30, 2015		December 31, 2014
Book value per share of common stock and OP Unit, at end of period/year	$20.58		$21.73
Leverage ratio, at end of period/year	2.90	x	2.84	x

Non-U.S. GAAP Financial Measures

The Company believes that providing investors with Core Earnings, a non-U.S. GAAP financial measure, in addition to the related U.S. GAAP measures, gives investors greater transparency to the information used by management in its financial and operational decision-making. The Company defines Core Earnings as net interest income, plus non-interest income from its mortgage banking platform (excluding the after tax change in fair value of MSRs resulting from changes in values of market related inputs or assumptions used in a valuation model) less total operating expenses (excluding the after tax effect of depreciation and amortization, changes in contingent consideration, amortization of deferred premiums, production and profitability earn-outs and certain non-recurring adjustments) plus/(less) the income tax benefit/(expense) related to the Company's taxable REIT subsidiaries using the applicable effective tax rate for the period. The Company's mortgage banking platform is primarily comprised of income related to originating, selling, and servicing mortgage loans.

Core Earnings is an incomplete measure of the Company's financial performance and involves differences from net income computed in accordance with U.S. GAAP, therefore it should be considered along with, but not as an alternative to, the Company's net income computed in accordance with U.S. GAAP as a measure of the Company's financial performance. In addition, because not all companies use identical calculations, the Company's presentation of Core Earnings may not be comparable to other similarly-titled measures of other companies.

The following table reconciles net income computed in accordance with U.S. GAAP to Core Earnings:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(dollars in thousands, except per share data)
Net (loss) income – U.S. GAAP	$(6,711)	$1,280	$415	$29,635
Recurring adjustments for non-core earnings:
Change in unrealized gain or loss on mortgage loans held for investment	5,651	(916)	5,604	(23,566)
Change in unrealized gain or loss on real estate securities	2,120	2,319	4,263	(1,965)
Change in unrealized gain or loss on Other Investment Securities	421	892	276	(384)
Change in unrealized gain or loss on real estate owned	(98)	3	(106)	3
Realized gain on mortgage loans held for investment	(501)	(565)	(1,118)	(972)
Realized loss (gain) on real estate securities	57	(446)	(19)	(520)
Realized loss on other investment securities	—	—	39	—
Realized loss on real estate owned	160	—	163	—
(Gain)/loss on derivative instruments related to investment portfolio	178	517	(317)	5,529
Change in fair value of MSRs resulting from changes in values of market related inputs or assumptions used in a valuation model, net of tax	3,097	—	2,102	—
Change in contingent consideration, net of tax	196	—	696	—
Amortization of deferred premiums, production and profitability earn-outs, net of tax	95	—	349	—
Depreciation and amortization, net of tax	139	—	409	—
Non-controlling interests	(32)	—	16	—
Core Earnings – non-U.S. GAAP	$4,772	$3,084	$12,772	$7,760
Core Earnings – per diluted weighted average share outstanding – non-U.S. GAAP	$0.54	$0.35	$1.44	$0.87

Results of Operations

The following discussion of the Company's consolidated results of operations highlights the Company's performance for the three and nine months ended September 30, 2015 and September 30, 2014.

The Company's results of operations for the three months ended September 30, 2015, were impacted by a number of factors. Interest rates moved lower during the quarter amidst a continuing shift in market expectations for an increase in the federal funds rate. This lower rate environment supported mortgage refinance volumes while at the same time resulting in a decline in the fair market value of MSRs held. In addition, general market volatility increased towards the end of the quarter causing spread widening in most fixed income credit sectors, including non-Agency RMBS.  The market for residential mortgage loans was also negatively impacted by these market dynamics. Consistent with recent quarters, housing fundamentals remained positive, labor market conditions showed improvement and a benign inflation environment continued, all of which are supportive of mortgage credit performance. The RMBS and whole loan portfolios saw a decline in market value during the quarter.

The Company reported GAAP net loss for the three months ended September 30, 2015 of $6.7 million or $0.76 per diluted weighted average share outstanding, compared with net income of $1.3 million or $0.14 per diluted weighted average share outstanding for the same period in 2014.  These results include GMFS operations, which contributed $313 thousand of net income before income taxes for which there were no comparable results in the prior period and a year over year decrease in net income due to unrealized losses on mortgage loans held for investment and RMBS. GMFS’s results for the quarter were impacted by the decline in the fair value of the MSRs of $5.9 million driven by a decline in interest rates. For the three months ended September 30, 2015, while interest rates declined, credit spread increases more than offset the decline, and the value of the mortgage loans held for investment also decreased by $5.7 million.

Highlights of the GMFS operating activity for the third quarter of 2015 are as follows:

	Three Months Ended September 30, 2015	Increase (Decrease) from Prior Quarter
Mortgage originations (1)
Unpaid principal balance	$485.4 million	(2.5)%
Percentage of originations
Purchases	72.6%	6.7%
Refinancing	27.4%	(20.8)%

Interest rate locks entered into	$565.6 million	(0.2)%

Mortgage loans sold (1)
Unpaid principal balance	$496.9 million	(6.8)%
Percentage of unpaid principal balance
Fannie Mae or Freddie Mac securitizations	51.9%
Ginnie Mae securitizations	33.9%
Other investors	14.2%

Core Earnings (2)	$5.6 million	57.7%
Other (primarily the change in the fair value of the MSR portfolio due to changes in values of market related inputs or assumptions used in a valuation model)	$(5.3) million
Net income before income taxes (3)	$0.3 million	(96.1)%

(1) Excludes reverse mortgages.

(2) See definition of Core Earnings in the “Non-U.S. GAAP Financial Measures” section included in this quarterly report on Form 10-Q.

(3) Excludes operating and other expenses and income taxes incurred in the mortgage banking segment by ZFC Honeybee TRS, LLC, the parent company of GMFS.

	September 30, 2015	Increase (Decrease) from Prior Quarter
MSR
Unpaid principal balance	$3.9 billion	8.5%
Fair market value	$42.0 million	(1.5)%
Percentage of unpaid principal balance serviced
Fannie Mae or Freddie Mac securitizations	64.1%
Ginnie Mae securitizations	35.9%

Weighted average gross coupon	3.91%

Regulatory Update

The Dodd-Frank Wall Street Reform and Consumer Protection Act directed the Consumer Financial Protection Bureau to integrate certain mortgage loan disclosures under the Federal Truth in Lending Act and the Real Estate Settlement Procedures Act, and effective October 3, 2015, new disclosure rules went into effect for newly originated residential mortgage loans.   These rules include new consumer disclosure forms, new processes for determining when disclosures must be updated and new timelines for providing disclosure documents to borrowers.  The new rules have created the need for substantial system and process changes and new training within the mortgage loan origination industry.

Investment Activity

Mortgage Loans Held for Investment, at fair value

The following table sets forth certain information regarding the Company's mortgage loan portfolio held for investment at September 30, 2015 which showed evidence of credit deterioration at the time of purchase:

				Gross Unrealized(1)			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gain	Losses	Fair Value	Coupon	Unleveraged Yield
	(dollars in thousands)
Performing
Fixed	$243,798	$(45,739)	$198,059	$25,830	$(1,801)	$222,088	4.67%	7.51%
ARM	149,729	(17,323)	132,406	6,123	(2,973)	135,556	3.56	7.15
Total performing	393,527	(63,062)	330,465	31,953	(4,774)	357,644	4.25	7.36
Non-performing (2)	41,621	(7,446)	34,175	1,096	(3,855)	31,416	4.90	7.52
Total Mortgage Loans Held for Investment	$435,148	$(70,508)	$364,640	$33,049	$(8,629)	$389,060	4.31%	7.38%

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded the following as change in unrealized gain or loss on mortgage loans held for investment in the consolidated statements of operations:

Three Months Ended		Nine Months Ended
September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
$(5,753)	$916	$(5,633)	$23,566

(2)	Loans that are delinquent for 60 days or more are considered non-performing.

The following table sets forth certain information regarding the Company's mortgage loans held for investment at September 30, 2015 which were newly originated at the time of purchase and sourced through its loan purchase program:

				Gross Unrealized(1)			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gain	Losses	Fair Value	Coupon	Unlevered Yield
	(dollars in thousands)
Performing
Fixed	$11,910	$202	$12,112	$61	$(28)	$12,145	4.97%	4.82%
Total Mortgage Loans Held for Investment	$11,910	$202	$12,112	$61	$(28)	$12,145	4.97%	4.82%

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded the following as change in unrealized gain or loss on mortgage loans held for investment in the consolidated statements of operations:

Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
$102	$29

The principal balances of the fixed rate mortgage loans and ARMs held for investment which were purchased/originated by the Company during the three and nine months ended September 30, 2015 were as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(dollars in thousands)
Loans which showed evidence of credit deterioration at the time of purchase	$—	$—
Loans which were newly originated	8,291	11,171

The Company did not sell any mortgage loans held for investment during the three and nine months ended September 30, 2015.

Mortgage Loans Held for Sale, at Fair Value

The following table sets forth certain information regarding the Company's mortgage loans held for sale at September 30, 2015:

	Unpaid Principal Balance	Fair Value
	(dollars in thousands)
Conventional	$69,909	$72,742
Governmental	19,680	21,636
United States Department of Agriculture loans	12,106	12,812
United States Department of Veteran Affairs loans	5,238	5,888
Reverse mortgages	1,429	1,594
Total - Mortgage Loan Held for Sale	$108,362	$114,672

During the three and nine months ended September 30, 2015, the Company's originations of mortgage loans held for sale was as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(dollars in thousands)
Loan originations	$489,656	$1,445,276

RMBS and Other Investment Securities

The following table sets forth certain information regarding the Company's RMBS and Other Investment Securities at September 30, 2015:

				Gross Unrealized(1)			Weighted Average
	Principal or Notional Balance	Premium (Discount)	Amortized Cost	Gain	Losses	Fair Value	Coupon	Unlevered Yield
	(dollars in thousands)
Real estate securities
Non-Agency RMBS
Alternative – A(2)	$78,316	$(41,386)	$36,930	$869	$(1,142)	$36,657	2.03%	6.24%
Pay option adjustable rate	43,750	(7,726)	36,024	13	(2,483)	33,554	0.97	5.98
Prime	39,083	(5,013)	34,070	725	(557)	34,238	3.64	5.92
Subprime	12,950	(4,160)	8,790	74	(93)	8,771	0.70	6.77
Total RMBS	$174,099	$(58,285)	$115,814	$1,681	$(4,275)	$113,220	2.03%	6.11%
Other Investment Securities(3)	$15,914	$(202)	$15,712	$1	$(504)	$15,209	4.39%	6.62%

(1)	The Company has elected the fair value option pursuant to ASC 825 for real estate securities. The Company recorded the following changes in unrealized gain or loss in the consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Real estate securities	$(2,120)	$(2,319)	$(4,263)	1,965
Other investment securities	(421)	(892)	(276)	384

(2)	Alternative - A RMBS includes an IO with a notional balance of $35.9 million.

(3)	Other Investment Securities consists of Freddie Mac Structured Agency Credit Risk Notes ("FMSA Notes") and Fannie Mae's Risk Transfer Notes ("FMRT Notes" and together with the FMSA Notes, the "Other Investment Securities"). The Other Investment Securities represent unsecured general obligations of Fannie Mae and Freddie Mac and are structured to be subject to the performance of a certain pool of residential mortgage loans.

During the three and nine months ended September 30, 2015, the Company did not purchase or sell any Agency RMBS. During the same periods the Company purchased and sold the following non-Agency RMBS and Other Investment Securities:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(dollars in thousands)
Purchases (unpaid principal balance):
RMBS	$5,318	$7,428
Other Investment Securities	3,182	15,914

Sales (unpaid principal balance):
RMBS	19,718	31,344
Other Investment Securities	-	2,250

MSRs

The following table sets forth certain information regarding the Company's MSR portfolio at September 30, 2015:

	Unpaid Principal Balance	Fair Value
	(dollars in thousands)
Fannie Mae	$1,834,357	$18,738
Ginnie Mae	1,404,615	16,332
Freddie Mae	677,187	6,975
Total Mortgage Servicing Rights	$3,916,159	$42,045

During the three and nine months ended September 30, 2015, the Company's MSR activity was as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(dollars in thousands)
Additions due to loans sold, servicing retained	$5,234	$14,324
Change in fair value of MSRs(1)
Changes in values of market related inputs or assumptions used in a valuation model(2)	(5,263)	(3,572)
Other changes(3)	(618)	(2,087)
Total – Changes in fair value of MSRs	(5,881)	(5,659)

Total changes in MSR	$(647)	$8,665

(1)	Included in change in fair value of MSRs on the consolidated statements of operations.

(2)	Primarily reflects changes in values of prepayment assumptions due to changes in interest rates.

(3)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.

Financing and Other Liabilities

Warehouse Lines of Credit

At September 30, 2015 the Company's outstanding borrowings under the warehouse lines of credit and repurchase agreements facilities were as follows:

(dollars in thousands)
Outstanding balance	$104,217
Total borrowing capacity	$185,000

The warehouse lines of credit and repurchase agreements are secured by a portion of the Company's mortgage loans held for sale and bear interest at a rate that has historically moved in close relationship to LIBOR.

The following table presents certain information regarding the Company's warehouse lines of credit and repurchase agreements at September 30, 2015, by remaining maturity:

	Balance	Weighted Average Rate
	(dollars in thousands)
Warehouse lines of credit maturing within
31 days to 90 days	$25,404	2.50%
181 days to 1 year	78,813	2.49
Total and weighted average	$104,217	2.49%

Loan Repurchase Facilities

At September 30, 2015, the Company's outstanding borrowings under the Loan Repurchase Facilities were as follows:

(dollars in thousands)
Total facility size	$425,000
Amount committed	175,000
Outstanding balance	295,315

The Loan Repurchase Facilities are secured by a portion of the Company's portfolio of mortgage loans held for investment and bear interest at a rate that has historically moved in close relationship to LIBOR.

The following table presents certain information regarding the Company's Loan Repurchase Facilities at September 30, 2015, by remaining maturity:

	Balance	Weighted Average Rate
	(dollars in thousands)
Loan repurchase facilities borrowings maturing within
181 days to 1 year	$295,315	2.92%
Total and weighted average	$295,315	2.92%

Securities Repurchase Agreements

At September 30, 2015, the Company's outstanding borrowings under its securities repurchase agreements were as follows:

(dollars in thousands)
Outstanding balance	$74,521
Repurchase agreements	28
Counterparties	4

The securities repurchase agreements were used to finance investments in non-Agency RMBS. These agreements are secured by a portion of the Company's RMBS and cash collateral and bear interest at rates that have historically moved in close relationship to LIBOR. The Company did not have any securities repurchase agreements secured by Other Investment Securities at September 30, 2015.

The following table presents certain information regarding the Company's securities repurchase agreements at September 30, 2015 by remaining maturity and collateral type:

	Non-Agency RMBS		Other Investment Securities
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
Securities repurchase agreements maturing within
30 days or less	$74,521	1.69%	$—	—%
Total and weighted average	$74,521	1.69%	$—	—%

Exchangeable Senior Notes

At September 30, 2015, the Company had Exchangeable Senior Notes outstanding totaling $57.5 million of aggregate principal balance. The Exchangeable Senior Notes bear interest at a rate of 8.0% per year payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2014 and matures on November 16, 2016 (the “Maturity Date”). The effective interest rate of the Exchangeable Senior Notes, which is equal to the stated rate of 8.0% plus the amortization of the original issue discount and associated costs, is 10.2%.

Derivative Instruments

At September 30, 2015, the Company had outstanding interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of its repurchase agreements. These interest rate swap agreements provide for the Company to pay fixed interest rates and receive floating interest rates indexed to LIBOR. The swap agreements effectively fixed the floating interest rates on a portion of the borrowings under the Company's repurchase agreements. The Company also had an interest rate swaption agreement which expired in January 2015.

The following table presents information about the Company's interest rate swap agreements at September 30, 2015:

(dollars in thousands)
Maturity	2023
Notional Amount	$17,200
Weighted Average Pay Rate	2.72%
Weighted Average Receive Rate	0.33%
Weighted Average Years to Maturity	7.8
Cash Pledged as Collateral	$1,996

At September 30, 2015, the Company also had outstanding loan purchase commitments ("LPCs"), Interest Rate Lock Commitments ("IRLCs") and MBS forward sales contracts.

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

The following table summarizes information related to the Company's LPCs, IRLCs and MBS forward sales contracts at September 30, 2015:

(dollars in thousands)
LPCs (Principal balance of underlying loans)	$16,162
IRLCs (Principal balance of underlying loans)	196,941
Notional amount of MBS forward sales contracts	177,500

Three and Nine months ended September 30, 2015 and September 30, 2014

Net Interest Income

The Company's net interest income for the three months ended September 30, 2015 and September 30, 2014 was as follows:

	Three Months Ended
	September 30, 2015	September 30, 2014
	(dollars in thousands)
Interest income	$9,651	$11,001
Interest expense	4,712	4,492
Net interest income	$4,939	$6,509

The decrease in interest income was primarily due to (i) a decrease in interest income from the RMBS portfolio of $2.0 million primarily due to the sale of RMBS in the fourth quarter of 2014 to fund the acquisition of GMFS and (ii) a decrease in interest income from mortgage loans held for investment of $0.4 million due to scheduled principal paydowns, offset by an increase in interest income from mortgages held for sale of $1.0 million due to the acquisition of GMFS on October 31, 2014.

The increase in interest expense was primarily due to an increase of borrowings on the warehouse lines of credit and repurchase facilities used to finance the Company's mortgage loans held for sale, partially offset by a decrease in interest expense for borrowings on RMBS primarily due to the sale of RMBS during the fourth quarter of 2014 to fund the acquisition of GMFS.

The Company's net interest income for the nine months ended September 30, 2015 and September 30, 2014 was as follows:

	Nine Months Ended
	September 30, 2015	September 30, 2014
	(dollars in thousands)
Interest income	$28,900	$31,325
Interest expense	14,185	12,812
Net interest income	$14,715	$18,513

The decrease in interest income was primarily due to a decrease in interest income from the RMBS portfolio of $4.9 million primarily due to the sale of RMBS in the fourth quarter of 2014 to fund the acquisition of GMFS, partially offset by (i) an increase in interest income from mortgage loans held for investment of $0.2 million due to the purchase of an additional whole loan pool at the end of March 2014 and (ii) increase in interest income from mortgages held for sale of $2.4 million due to the acquisition of GMFS on October 31, 2014.

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

The weighted average net interest spreads between the yield on the Company's assets and the cost of funds, including the impact of interest rate hedging, for the Company's mortgage loans held for investment, non-Agency RMBS and Other Investment Securities at September 30, 2015 and September 30, 2014 were as follows:

	September 30, 2015	September 30, 2014
Mortgage loans held for investment	4.08%	4.20%
Non-Agency RMBS and Other Investment Securities	4.38%	5.12%

The Company's net interest income is also impacted by prepayment speeds, as measured by the weighted average Constant Prepayment Rate ("CPR") on its assets. The three-month average and the six-month average CPR for the period ended September 30, 2015 for the Company's mortgage loans, non-Agency RMBS and Other Investment Securities were as follows:

	Three-Month Average	Six-Month Average
Mortgage loans held for investment	5.5%	4.9%
Non-Agency RMBS(1)	16.3%	16.8%
Other Investment Securities	12.2%	15.7%

(1)	CPR includes both voluntary and involuntary amounts.

Non-interest income

The following presents the primary components of non-interest income recorded in the Company's consolidated statements of operations for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(dollars in thousands)
Gain on sale of mortgage loans held for sale, net of direct costs(1)	$12,770	$35,531
Provision for loan indemnification	(209)	(603)
Loan origination fees	507	1,396
Total mortgage banking activities, net	$13,068	$36,324

(1)	Includes the change in fair value related to IRLCs and MBS forward sales contracts held during the periods.

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(dollars in thousands)
Servicing fee income	$2,730	$7,613
Late charges	— (1)	— (1)
Cost of sub-servicer	(990)	(2,568)
Total loan servicing fee income, net of direct costs	$1,740	$5,045

Change in fair value of mortgage servicing rights	$(5,881)	$(5,659)

(1)	Amount is less than $100.

The Company did not have any non-interest income prior to the acquisition of GMFS in October 2014.

Expenses

Advisory Fee Expense (Related Party). Pursuant to the terms of the Investment Advisory Agreement, the Company incurred advisory fee expense of $0.8 million and $0.7 million for the three months ended September 30, 2015 and September 30, 2014, respectively, and $2.2 million for the nine months ended September 30, 2015 and $2.1 million for the nine months ended September 30, 2014.

Salaries, commissions and benefits. For the three and nine months ended September 30, 2015, salaries, commissions and benefits were $7.7 million and $23.2 million, respectively, and were directly attributable to the mortgage banking operations of GMFS. The Company did not incur salaries, commissions and benefits expense prior to the acquisition of GMFS in October 2014.

Operating Expenses

For the three months ended September 30, 2015, operating expenses were $3.5 million as compared to $1.7 million for the three months ended September 30, 2014. The increase was primarily due to $1.5 million of GMFS expenses primarily relating to rent expense, marketing and advertising costs, and $0.3 million related to the increase in contingent consideration relating to the acquisition of GMFS.

For the nine months ended September 30, 2015, operating expenses were $10.3 million as compared to $5.4 million for the nine months ended September 30, 2014. The increase in operating expenses was primarily due to $4.5 million of GMFS expenses primarily relating to rent expense, marketing and advertising costs, and $1.2 million related to the increase in contingent consideration relating to the acquisition of GMFS, offset primarily by a decrease in professional fees.

Other Expenses

For the three months ended September 30, 2015, other expenses were $0.9 million as compared to $1.0 million for the three months ended September 30, 2014. The slight decrease was primarily due to a decrease in transaction costs of $0.3 million offset by an increase in amortization expense of $0.2 million related to the intangible assets recorded in connection with the acquisition of GMFS. The transaction costs related to the acquisition of GMFS which closed on October 31, 2014.

For the nine months ended September 30, 2015, other expenses were $3.1 million as compared to $3.3 million for the nine months ended September 30, 2014. The slight decrease was primarily due to a decrease in transaction costs of $1.6 million offset by an increase in amortization expense of $0.7 million related to the intangible assets recorded in connection with the acquisition of GMFS and an increase in servicing fees and advances of $0.6 million. The transaction costs related to the acquisition of GMFS which closed on October 31, 2014.

Realized and Change in Unrealized Gain or Loss

The following amounts related to realized gains and losses, as well as changes in estimated fair value of the Company's investment portfolio which consists of mortgage loans, RMBS, Other Investment Securities, real estate owned and derivative instruments are included in the Company's consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(dollars in thousands)
Change in unrealized gain or loss on mortgage loans held for investment	$(5,651)	$916	$(5,604)	$23,566
Change in unrealized gain or loss on real estate securities	(2,120)	(2,319)	(4,263)	1,965
Change in unrealized gain or loss on Other Investment Securities	(421)	(892)	(276)	384
Change in unrealized gain or loss on real estate owned	98	(3)	106	(3)
Realized gain on mortgage loans held for investment	501	565	1,118	972
Realized (loss)/gain on real estate securities	(57)	446	19	520
Realized loss on Other Investment Securities	—	—	(39)	—
Realized loss on real estate owned	(160)	—	(163)	—
Gain/(loss) on derivative instruments related to investment portfolio	(178)	(517)	317	(5,529)
Total other gains/(losses)	$(7,988)	$(1,804)	$(8,785)	$21,875

There was no other than temporary impairment ("OTTI") for RMBS for the three and nine months ended September 30, 2015 or September 30, 2014.

The Company's interest rate swap agreements and interest rate swaption agreement have not been designated as hedging instruments.

Gain/(loss) on derivative instruments related to the Company's investment portfolio includes the change in fair value related to (i) an interest rate swaption agreement for the three and nine months ended September 30, 2014; (ii) interest rate swaps and the conversion option derivative liability for the three months ended September 30, 2015 and September 30, 2014 and the nine months ended September 30, 2015 and September 30, 2014; and (iii) LPCs for the three and nine months ended September 30, 2015.

The Company has elected to record the change in fair value related to certain mortgage loans held for investment, mortgage loans held for sale, RMBS, Other Investment Securities and MSRs in earnings by electing the fair value option.

Factors Impacting Operating Results

At September 30, 2015, the Company held a diversified portfolio of mortgage loans held for investment with a fair value of $401.2 million, mortgage loans held for sale with a fair value of $114.7 million, RMBS assets with a fair value of $113.2 million and MSRs with a fair value of $42.0 million.

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

Changes in Market Interest Rates

With respect to the Company's business operations, increases in interest rates, in general, may, over time, cause: (i) the interest expense associated with the Company's borrowings to increase; (ii) the value of its fixed-rate portfolio to decline; (iii) coupons on its ARMs and hybrid ARMs (including RMBS secured by such collateral) and on its residential mortgage loans and other floating rate securities to reset, although on a delayed basis, to higher interest rates; (iv) prepayments on its residential mortgage investments and RMBS to slow, thereby slowing the amortization of the Company's purchase premiums and the accretion of its purchase discounts; (v) a decrease in the Company's mortgage banking origination volume and operating activities; (vi) the value of its interest rate swap agreements to increase; and (vii) the value of its MSRs to increase.

Conversely, decreases in interest rates, in general, may, over time, cause: (i) prepayments on the Company's residential mortgage investments and RMBS to increase, thereby accelerating the amortization of its purchase premiums and the accretion of its purchase discounts; (ii) the interest expense associated with its borrowings to decrease; (iii) the value of its fixed-rate portfolio to increase; (iv) the value of its interest rate swap agreements to decrease; (v) coupons on its ARMs and hybrid ARMs held for investment (including RMBS secured by such collateral) and other floating rate securities to reset, although on a delayed basis, to lower interest rates; (vi) an increase in the Company's mortgage banking origination volume and operating activities; and (vii) the value of its MSRs to decrease. At September 30, 2015, 36.7% of the Company's performing mortgage loan held for investment, as measured by fair value consisted of mortgage loans with a variable interest rate component, including ARMs and hybrid ARMs. At September 30, 2015, 36.8% of the Company's RMBS assets, as measured by fair value, consisted of RMBS assets with a variable interest rate component, including ARMs and hybrid ARMs. Additionally, at September 30, 2015, 100.0% of the Company's Other Investment Securities, as measured by fair value, consisted of the FMSA Notes and the FMRT Notes with a variable interest rate component.

Prepayment Speeds

Prepayment speeds on residential mortgage loans, and therefore, RMBS and MSRs vary according to interest rates, the type of investment, conditions in the financial markets, competition, defaults, foreclosures and other factors that cannot be predicted with any certainty. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans and, as a result, prepayment speeds tend to decrease. This can extend the period over which the Company earns interest income. When interest rates fall, prepayment speeds on residential mortgage loans, and therefore, RMBS and MSRs tend to increase, thereby decreasing the period over which the Company earns interest income. Additionally, other factors such as the credit rating of the borrower, the rate of home price appreciation or depreciation, financial market conditions, foreclosures and lender competition, none of which can be predicted with any certainty, may affect prepayment speeds on residential mortgage loans, RMBS and MSRs.

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

A large portion of the mortgage loans held for investment that the Company acquired was current in their payment status at the time of acquisition. The Company calculates delinquency roll rates for its mortgage loan portfolio which represent the percentage of loans, as measured by unpaid principal balance that were in current payment status in the prior month but became delinquent in the measured month. The Company's delinquency roll rates have generally outperformed its model projections from late 2013 when the whole loan portfolio achieved scale through September 30, 2015.

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

Critical Accounting Policies and Use of Estimates

See "Notes to Consolidated Financial Statements, Note 2 - Basis of Quarterly Presentation" included in Part I, Item 1 - "Financial Statements" included in this quarterly report on Form 10-Q and "Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Polices" included in Part II, Item 8 – "Financial Statements and Supplementary Data" in the Company's report on Form 10-K for the year ended December 31, 2014 for the Company's Critical Accounting Policies.

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

The borrowings the Company used to fund the purchase of its mortgage loans held for investment and RMBS totaled $426.1 million, at September 30, 2015 under the Loan Repurchase Facilities, master securities repurchase agreements with four counterparties and the Exchangeable Senior Notes. Additionally, the borrowings GMFS used to fund its origination platform totaled $104.2 million at September 30, 2015 under its warehouse lines of credit and repurchase agreements with four lenders.

Repurchase Facilities

At September 30, 2015, the Company had a total of $399.3 million in fair value of trust certificates representing interests in residential mortgage investments (the "Trust Certificates") pledged against its borrowings under the Loan Repurchase Facilities, $99.2 million in fair value of RMBS pledged against its securities repurchase agreement borrowings and GMFS had $114.3 million of mortgage loans held for sale pledged against its repurchase agreement borrowings and warehouse lines of credit. The Company did not have any Other Investment Securities pledged against its securities repurchase agreement borrowings.

Under the repurchase agreements, the Company may be required to pledge additional assets to its counterparties (lenders) in the event that the fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional assets or cash. Generally, the Company's repurchase agreements contain a LIBOR-based financing rate, term and haircuts depending on the types of collateral and the counterparties involved. Further, at September 30, 2015, the range of haircut provisions associated with the Company's repurchase agreements was between 10% and 28% for pledged Trust Certificates, 15% and 35% for pledged non-Agency RMBS and 0% and 5% for pledged mortgage loans held for sale.

The Loan Repurchase Facilities contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth and maximum debt to net worth ratio, as defined in the agreements. Additionally, the repurchase agreements and warehouse lines of credit used to finance the Company’s mortgages held for sale contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements.

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

The borrowings GMFS used to fund its origination platform totaled $104.2 million at September 30, 2015, which includes borrowings under repurchase agreements with two lenders totaling $27.7 million. GMFS has a master repurchase agreement in aggregate principal amount of up to $65.0 million, of which the entire $65.0 million is committed, expiring on November 27, 2015. GMFS is currently in on-going discussions with the lender to renew the repurchase agreement under terms similar to the current agreement. GMFS also has a master repurchase agreement in aggregate principal amount of up to $20.0 million, of which the entire $20.0 million is committed, expiring on June 30, 2016.

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

The Exchangeable Senior Notes will mature on the Maturity Date, unless previously exchanged or repurchased in accordance with their terms. The Company is currently evaluating alternatives to settle the obligation at maturity including refinancing the obligation or selling assets.

For additional information related to the Exchangeable Senior Notes, see "Notes to Consolidated Financial Statements—8.0% Exchangeable Senior Notes due 2016."

Warehouse Lines of Credit

In addition to the repurchase agreements described above, GMFS funds its origination platform through warehouse lines of credit with two counterparties with total borrowings outstanding of $76.5 million at September 30, 2015. GMFS has a $60.0 million committed warehouse line of credit agreement expiring on September 26, 2016 and a $40.0 committed warehouse line of credit expiring on August 13, 2016. The lines are collateralized by the underlying mortgages and related documents and instruments and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved. These agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. The Company was in compliance with all significant debt covenants for the three and nine months ended September 30, 2015 and at December 31, 2014.

Leverage Ratio

At September 30, 2015, the Company had a leverage ratio of 2.90x.

Restricted Cash

The Company maintains certain assets, which, from time to time, may include cash, unpledged mortgage loans, non-Agency RMBS and Other Investment Securities (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by the Company's counterparties (collectively, the "Cushion") to meet routine margin calls and protect against unforeseen reductions in the Company's borrowing capabilities. The Company's ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of its assets, its cash position and margin requirements. The Company's cash position fluctuates based on the timing of its operating, investing and financing activities and is managed based on the Company's anticipated cash needs. At September 30, 2015, the Company had a Cushion of $33.5 million in addition to certain reserves held with respect to the Loan Repurchase Facilities. The Company's calculation of its Cushion excludes GMFS's warehouse lines of credit and repurchase agreements.

At September 30, 2015, the Company had a total of $4.0 million of restricted cash pledged against its interest rate swaps and repurchase agreements related to its mortgage loans held for investment and RMBS portfolios.

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

GMFS Transaction

On August 5, 2014, the Company entered into the Merger Agreement pursuant to which a subsidiary of the Company merged with and into GMFS, with GMFS surviving the merger as an indirect subsidiary of the Company. GMFS originates mortgage loans that are eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, VA and USDA or sold through retail, correspondent and broker channels. The transaction closed on October 31, 2014. The final purchase price was approximately $61.2 million which was comprised of (i) the fair market value of GMFS's MSR portfolio, (ii) the fair market value of GMFS's net tangible assets and (iii) a purchase price premium. In addition to cash paid at closing, two contingent $1 million deferred premium payments payable in cash over two years, plus potential additional consideration based on future loan production and profits will be payable over a four-year period if certain conditions are met. The $2 million of deferred premium payments is contingent on GMFS remaining profitable and retaining certain key employees. The additional contingent consideration is dependent on GMFS achieving certain profitability and loan production goals and is capped at $20 million. Up to 50% of the additional contingent consideration may be paid in common stock of the Company, at the Company's option. The estimated present value of the total contingent consideration at October 31, 2014 and September 30, 2015 was $11.4 million and $12.6 million, respectively, based on the future earnings projections of GMFS over the four-year earn-out period. The Company funded the closing cash payment through a combination of available cash and the liquidation of a portion of its non-Agency RMBS portfolio.

As disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2014 and the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2015, GMFS had executed a statute of limitations tolling agreement with at least one counterparty with respect to mortgage loans that were sold by GMFS to the predecessor to this counterparty.

This tolling agreement (which has been extended to expire on December 1, 2015, but can be further extended by agreement of the parties) extends the time period by which this counterparty could bring claims against GMFS. Based on communications received in April 2015 from this counterparty, the Company believes that when this tolling agreement expires, absent further extension of the tolling agreement or settlement of the counterparty's claims, it is probable that the counterparty will initiate litigation against GMFS seeking substantial damages based on alleged breaches of representations and warranties made by GMFS. The Company also understands that this counterparty has commenced or threatened litigation arising out of historical mortgage loan purchases by its predecessor against a number of other mortgage loan originators. The Company estimates that dating back to a period that began approximately 16 years ago in 1999 and ended in 2006, approximately $1 billion of mortgage loans were sold servicing released by GMFS to the predecessor to this counterparty. While the historical claims experience of GMFS with respect to purchasers of mortgage loans from GMFS over the 1999 to 2006 period has not resulted in material damages claimed against or paid by GMFS, as further disclosed in the Company's Form 10-K for the year ended December 31, 2014 and the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2015, claims brought by this counterparty could expose GMFS to substantial damages that may be material, cause the Company and GMFS to devote significant management time and attention and other resources to resolving or defending these claims, require GMFS, the Company or its other subsidiaries to incur significant costs, or cause significant losses that may be material.

Although the Company has established a liability reserve for potential losses related to loan sale representations and warranties with a corresponding provision recorded for loan losses, the Company is not able to reasonably estimate the amount of probable losses and therefore has not increased this reserve relating to the recent action taken by the counterparty and it is possible that reserves established by the Company or GMFS to date for potential losses related to loan sale representations and warranties could be inadequate. The Company intends to record liability reserves first as a reduction of total contingent consideration owed under the Merger Agreement given the indemnification provisions in the Merger Agreement. Additionally, the Company may delay the payment of the contingent consideration. Losses in excess of reserves and total contingent consideration could have a material adverse impact on the Company's results of operations, financial position or cash flows. In the event of litigation or settlement with the counterparty, the Company intends to pursue claims against the sellers of GMFS seeking indemnification for any losses or any amounts paid in settlement, although there can be no assurance that such claims would be successful or that any amounts available for indemnification would be adequate.

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

Cash Flows from Operating Activities

The Company's operating activities used net cash of $15.4 million for the nine months ended September 30, 2015 and provided net cash of $2.4 million for the nine months ended September 30, 2014, respectively. The cash used in operating activities is primarily a result of income earned on the Company's assets, partially offset by interest expense on the Company's borrowings and operating expenses. Additionally, as a result of the acquisition of GMFS, cash used in operating activities for the nine months ended September 30, 2015 is also impacted by the origination of mortgage loans held for sale and increase in MSRs offset by proceeds from the sale of these mortgage loans.

Cash Flows from Investing Activities

The Company's investing activities provided net cash of $40.3 million for the nine months ended September 30, 2015 and used net cash of $102.2 million for the nine months ended September 30, 2014. The following table presents the net cash provided by (used in) investing activities during the periods:

	2015	2014
	(dollars in thousands)
Origination of mortgage loans held for investment	$(5,604)	$—
Acquisitions of mortgage loans held for investment	(6,026)	(84,796)
Proceeds from principal repayments on mortgage loans	25,854	16,275
Acquisitions of real estate securities	(6,362)	(47,034)
Proceeds from principal repayments on real estate securities	13,976	23,648
Proceeds from sales of real estate securities	26,771	12,319
Acquisitions of other investment securities	(15,601)	(12,927)
Proceeds from sales of other investment securities	2,241	—
Purchase of swaption	—	(4,804)
Proceeds received for the final reconciliation of purchase price relating to the acquisition of GMFS	1,684	—
Restricted cash provided by/(used in) investment activities	3,117	(4,909)
Net cash provided by/(used in) investing activities	$40,050	$(102,228)

Cash Flows from Financing Activities

The Company's financing activities used net cash of $29.1 million for the nine months ended September 30, 2015 and provided net cash of $68.6 million for the nine months ended September 30, 2014. The following table presents the net cash provided by financing activities during the periods:

	2015	2014
	(dollars in thousands)
Net borrowings under warehouse lines of credit	$14,799	$—
Net (repayments)/borrowings under loan repurchase facilities	(4,777)	57,119
Borrowings from securities repurchase agreements	3,764	105,218
Repayments of securities repurchase agreements	(32,257)	(78,206)
Dividends on common stock and distributions on OP units (net of change in dividends and distributions payable)	(10,677)	(15,571)
Contributions from non-controlling interests	50	—
Net cash (used in)/provided by financing activities	$(29,098)	$68,560

Contractual Obligations

The Company has entered into an Investment Advisory Agreement with the Advisor. The Advisor is entitled to receive a quarterly advisory fee, loan sourcing fee and the reimbursement of certain expenses; however, these obligations do not have fixed and determinable payments.

The following table presents contractual obligations and commitments at September 30, 2015, as discussed above under "Liquidity and Capital Resources":

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Warehouse lines of credit	$104,217	$104,217	$—	$—	$—
Interest on warehouse lines of credit(1)	1,965	1,965	—	—	—
Loan repurchase facilities	295,315	295,315	—	—	—
Interest on loan repurchase facilities(1)	6,101	6,101	—	—	—
Repurchase agreements	74,521	74,521	—	—	—
Interest on securities repurchase agreements(1)	272	272	—	—	—
Exchangeable Senior Notes	57,500	—	57,500	—	—
Interest on Exchangeable Senior Notes	6,900	4,600	2,300	—	—
Operating leases	2,665	963	1,473	229	—
Total	$549,456	$487,954	$61,273	$229	$—

(1)	Interest is calculated based on the interest rates in effect at September 30, 2015 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated borrowings. Excludes renewal options which have not yet been exercised.

Off-Balance Sheet Arrangements

As of the date of this quarterly report on Form 10-Q, the Company had no off-balance sheet arrangements.

Inflation

Virtually all of the Company's assets and liabilities are and will be interest rate sensitive in nature. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. The Company's financial statements are prepared in accordance with U.S. GAAP and the Company's activities and balance sheet shall be measured with reference to historical cost and/or fair value without considering an independent inflation factor.

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

The borrowings the Company used to fund its portfolio included $530.3 million at September 30, 2015 under the warehouse lines of credit and repurchase agreements with four lenders, Loan Repurchase Facilities, master securities repurchase agreements with four counterparties and Exchangeable Senior Notes. The Company is also in discussions with other financial institutions to provide it with additional borrowing capacity under various agreements including repurchase agreements and other types of financing arrangements. At September 30, 2015, the Company also had interest rate swaps with an outstanding notional amount of $17.2 million, resulting in variable rate debt of $456.9 million. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $456.9 million in variable rate debt by $0.6 million. Such hypothetical impact of interest rates on the Company's variable rate debt does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, the Company may take actions to further mitigate its exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company's financial structure.

Net Interest Income

The Company's operating results will depend in part on differences between the income from its investments and its borrowing costs. Most of the Company's Loan Repurchase Facilities, securities repurchase agreements and warehouse lines of credit and repurchase agreements related to the GMFS origination platform, provide financing based on a floating rate of interest calculated on a fixed spread over LIBOR. Markets continue to expect the Federal Reserve to increase the target for the federal funds rate in the near future. If the federal funds rate is in fact increased above its existing target range, we would ordinarily expect LIBOR to also increase. If this unfolds, we would expect the borrowing costs associated with the Company's investments to increase while the income earned by the Company on its fixed interest rate investments to remain substantially unchanged. This will result in a narrowing of the net interest spread between existing assets and borrowings and may result in a decline in asset value or otherwise result in losses. In addition, as discussed in the Company's Form 10-K for the year ended December 31, 2014, an increase in the federal funds rate, if accompanied by broader increase in interest rates, may also cause other challenges for the Company's business by, for example, reducing the demand for newly originated mortgage loans due to the higher cost of borrowing, which could adversely impact loan production from GMFS.

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

Fair Value Risk

The Company intends to elect the fair value option of accounting on most of its residential mortgage investments and loans held for sale, MSRs and securities investments and account for them at their estimated fair value with unrealized gains and losses included in earnings pursuant to accounting guidance. The estimated fair value of these residential mortgage loans, MSRs and securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these residential mortgage loans and securities would be expected to decrease and MSRs would be expected to increase, conversely, in a decreasing interest rate environment, the estimated fair value of these residential mortgage loans, and securities would be expected to increase and MSRs would be expected to decrease.

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

The following table summarizes the Company's exposure to its repurchase agreements, warehouse lines of credit and derivative counterparties at September 30, 2015:

	Number of Counterparties	Repurchase Agreement Borrowings(1)	Warehouse Lines of Credit	Swaps at Fair Value	Exposure(2)	Exposure as a Percentage of Total Assets
	(dollars in thousands)
North America:
U.S.	4	$290,874	$78,813	$—	$111,610	14.3%
Canada(3)	1	56,490	—	—	18,175	2.3
	5	347,364	78,813	—	129,785	16.6%
Europe(3):
United Kingdom	1	9,839	—	(1,251)	5,622	0.7%
Switzerland	2	12,870	25,404	—	5,923	0.8
	3	22,709	25,404	(1,251)	11,545	1.5%
Total Counterparty Exposure	8	$370,073	$104,217	$(1,251)	$141,330	18.1%

(1)	Includes accrued interest payable.
(2)	The exposure reflects the difference between (a) the amount loaned to us through repurchase agreements and warehouse lines of credit, including interest payable, plus swap liabilities and (b) the cash and the fair value of the assets pledged by us as collateral, including accrued interest receivable on such securities, plus swap assets.
(3)	Includes foreign based counterparties as well as U.S. domiciled subsidiaries of such counterparties, as such transactions are generally entered into with a U.S. domiciled subsidiary of such counterparties.

The following table presents information with respect to any counterparty for repurchase agreements for which the Company had greater than 5% of stockholders' equity at risk in the aggregate at September 30, 2015:

Counterparty	Counterparty Rating(1)	Amount of Risk(2)	Weighted Average Months to Maturity for Repurchase Agreements	Percentage of Stockholders' Equity
	(dollars in thousands)
Citigroup Inc.(3)	A / A1	$104,872	8	57.3%
RBC Capital Markets, LLC	AA- / A2	$18,175	<1	9.9%

(1)	The counterparty rating presented is the long-term issuer credit rating as rated at September 30, 2015 by S&P and Moody's, respectively.
(2)	The amount at risk reflects the difference between (a) the amount loaned to us through repurchase agreements, including interest payable, plus the net unrealized gain or loss on swaps including collateral pledged and (b) the cash and the fair value of the securities pledged by us as collateral, including accrued interest receivable on such securities.
(3)	Includes amounts at risk with Citibank, N.A. and Citigroup Global Markets Inc. Counterparty rating is for Citibank, N.A. which represents $102.1 million of the total exposure. The remaining exposure is to Citigroup Global Markets Inc. which was rated A/Baa1 by S&P and Moody's, respectively at September 30, 2015.

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

The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2015. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three month period ended September 30, 2015 that have materially affected, or was reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2015, the Company was not involved in any legal proceedings.

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

Date: November 5, 2015

	By:	/s/ Michael Szymanski
Michael Szymanski
Chief Executive Officer and President

	By:	/s/ Donna J. Blank
Donna J. Blank
Chief Financial Officer and Treasurer

- 70 -