Form 10-K
period 2015-12-31
ZAIS Financial Corp.
filed 2016-03-10
CIK 1527590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $125,460,507 based on the closing sales price of the registrant’s common stock on Tuesday, June 30, 2015 as reported on the New York Stock Exchange.

On March 8, 2016, the registrant had a total of 7,970,886 shares of common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2016 annual meeting of stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

FORWARD-LOOKING STATEMENTS

ZAIS Financial Corp. (the “Company”) makes forward-looking statements in this annual report on Form 10-K within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or the negative of these terms or other comparable terminology, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	the Company’s investment objectives and business strategy;

•	the outcome of the Company’s strategic alternatives;

•	the Company’s ability to obtain future financing arrangements;

•	the Company’s expected leverage;

•	the Company’s expected investments;

•	the GMFS, LLC (“GMFS”) transaction;

•	the HF2 Financial Management Inc. (“HF2 Financial”) transaction;

•	estimates or statements relating to, and the Company’s ability to make, future distributions;

•	the Company’s ability to compete in the marketplace;

•	the Company’s ability to originate or acquire the assets it targets and achieve risk-adjusted returns;

•	the Company’s ability to borrow funds at favorable rates;

•	market, industry and economic trends;

•	recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System, the Federal Depositary Insurance Corporation, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”) and the U.S. Securities and Exchange Commission (“SEC”);

•	mortgage loan modification programs and future legislative actions;

•	the Company’s ability to maintain its qualification as a real estate investment trust (“REIT”);

•	the Company’s ability to maintain its exemption from qualification under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	projected capital and operating expenditures;

•	availability of qualified personnel;

•	prepayment rates; and

•	projected default rates.

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

Item 1. Business.

GENERAL

The Company is a Maryland corporation that invests in residential mortgage loans. GMFS, a mortgage banking platform the Company acquired in October 2014, originates, sells and services residential mortgage loans and the Company acquires performing, re-performing and newly originated loans through other channels. The Company also invests in, finances and manages RMBS that are not issued or guaranteed by a federally chartered corporation, such as Fannie Mae, Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae ("non-Agency RMBS"), with an emphasis on securities that, when originally issued, were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations and mortgage servicing rights (“MSRs”). The Company also has the discretion to invest in RMBS that are issued or guaranteed by a federally chartered corporation or a U.S. Government agency ("Agency RMBS"), including through To-Be-Announced ("TBA") contracts, and in other real estate-related and financial assets, such as interest only strips created from RMBS ("IOs"). The Company refers collectively to its assets as its “target assets”.

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

 The Company was incorporated in Maryland on May 24, 2011, and has elected to be taxed and to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2011. The Company is organized in a format pursuant to which it serves as the sole general partner of, and conducts substantially all of its business through, its Operating Partnership subsidiary, ZAIS Financial Partners, L.P., a Delaware limited partnership. The Company also expects to operate its business so that it is not required to register as an investment company under the 1940 Act. The Company is externally managed by the Advisor, a subsidiary of ZAIS Group, LLC ("ZAIS"), and has no employees other than those employed by GMFS, its wholly-owned subsidiary. GMFS had 246 employees at December 31, 2015.

As announced on November 4, 2015, the Company has engaged a financial advisor to assist it in evaluating potential strategic alternatives to enhance stockholder value. The continuing strategic review includes the exploration of merger or sale transactions involving the Company or a liquidation of the Company's assets. The Company and its financial advisor have engaged in preliminary discussions with several potential counterparties. While the Company is currently engaged in discussions with a potential counterparty about a potential merger or sale transaction, there is no assurance that the discussions will lead to a definitive merger or sale transaction, which would be subject to approval by the Company’s Board of Directors and its stockholders. In the event that the Company does not reach a definitive agreement with respect to a merger or sale transaction, management of the Company intends to present to the Company’s Board of Directors for its consideration a plan of liquidation. There is no assurance that the Company’s board of directors will approve any plan of liquidation and recommend its acceptance by the Company’s stockholders. In light of the strategic review and in order to reduce current market risk in its investment portfolio, the Company has recently begun the process of selling its seasoned, re-performing mortgage loans from its residential mortgage investments segment. A sale of these assets is expected to be completed early in the second quarter of 2016. If completed, these mortgage loan sales are likely to result in a reduction of the Company’s investment income and may therefore result in a decision to curtail dividends in the future. Additionally, as part of the strategic review, the Company has made the decision to cease the purchase of newly originated residential mortgage loans as part of its mortgage conduit purchase program and will begin the unwinding of the Company’s mortgage conduit business. Consistent with these changes to the Company’s strategy, on March 9, 2016, Brian Hargrave resigned as the Company’s Chief Investment Officer and will be succeeded by Christian Zugel, the current Chairman of the Company’s board of directors. The Company does not intend to disclose further developments until the review is complete and the Company’s board of directors has taken action with respect to the strategic review.

Acquisition of GMFS

On August 5, 2014, the Company entered into a merger agreement with GMFS (the “GMFS Merger Agreement”). Pursuant to the terms of the GMFS Merger Agreement among ZFC Honeybee TRS, LLC ("Honeybee TRS"), an indirect subsidiary of the Company, ZFC Honeybee Acquisitions, LLC ("Honeybee Acquisitions"), a wholly owned subsidiary of Honeybee TRS, GMFS, and Honeyrep, LLC, solely in its capacity as the security holder representative, Honeybee Acquisitions merged with and into GMFS on October 31, 2014, with GMFS continuing as the surviving entity and an indirect subsidiary of the Company. GMFS is an approved Fannie Mae Seller-Servicer, Freddie Mac Seller-Servicer, Ginnie Mae issuer, Department of Housing and Urban Development ("HUD") / Federal Housing Administration ("FHA") Mortgagee, U.S. Department of Agriculture ("USDA") approved originator and U.S. Department of Veterans Affairs ("VA") Lender. GMFS currently originates loans that are eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, USDA and VA through retail, correspondent and broker channels. GMFS also originates and sells reverse mortgage loans as part of its existing operations.

The final purchase price was approximately $61.2 million, net of approximately $1.7 million received from an escrow account pursuant to the GMFS Merger Agreement, based on the final reconciliation of GMFS's net tangible assets. The net tangible assets at closing were comprised of the estimated fair value of GMFS's MSR portfolio, the estimated value of GMFS's net tangible assets and a purchase price premium. In addition to cash paid at closing, two contingent $1 million deferred premium payments payable in cash over two years, plus potential additional consideration based on future loan production and profits will be payable over a four-year period if certain conditions are met (the “Production and Profitability Earn-Out”). The $2 million of deferred premium payments is contingent on GMFS remaining profitable and retaining certain key employees. The Production and Profitability Earn-Out is dependent on GMFS achieving certain profitability and loan production goals and is capped at $20 million. Up to 50% of the Production and Profitability Earn-Out may be paid in common stock of the Company, at the Company's option. The estimated present value of the total contingent consideration at October 31, 2014 was $11.4 million based on the future production and earnings projections of GMFS over the four-year earn-out period (at December 31, 2015 the contingent consideration liability was $11.3 million). The Company funded the closing cash payment through a combination of available cash and the sale of a portion of its non-Agency RMBS portfolio. As discussed above, pursuant to the GMFS Merger Agreement, based on the final reconciliation of the October 31, 2014 values, the Company received approximately $1.7 million in June 2015 from an escrow account established at the time of the closing. The Company recorded a reduction to goodwill in the consolidated balance sheets that included this amount, along with other final closing adjustments.

The Company is externally managed by the Advisor, a subsidiary of ZAIS. On March 17, 2015, a business combination was completed between HF2 Financial, a special purpose acquisition company, and ZAIS Group Parent, LLC ("ZGP"), which wholly owns ZAIS, pursuant to a definitive agreement dated September 16, 2014. The current owners of ZGP did not receive any proceeds at the closing of the transaction and retained a significant equity stake in ZGP. Following the close of the transaction, ZAIS's management team has remained in place to continue to lead the combined organization.

At December 31, 2015, the Company held a diversified portfolio of mortgage loans, RMBS assets and MSRs with an aggregate fair value of $671.2 million, comprised of:

Residential Mortgage Investments

•	Performing, re-performing and newly originated loans held for investment with a fair value of $397.7 million,

•	RMBS assets with a fair value of $109.3 million, consisting primarily of senior tranches of non-Agency RMBS that were originally highly rated but subsequently downgraded,

Residential Mortgage Banking

•	Mortgage loans originated by the GMFS mortgage banking platform and held for sale with a fair value of $116.0 million, and

•	MSRs with a fair value of $48.2 million.

The borrowings the Company used to fund its portfolio held for investment totaled $426.6 million at December 31, 2015, under: (i) a master repurchase agreement with Citibank, N.A. (the "Citi Loan Repurchase Facility") to fund its distressed and re-performing loan portfolio, (ii) a master repurchase facility with Credit Suisse First Boston Mortgage Capital LLC (the "Credit Suisse Loan Repurchase Facility", and together with the Citi Loan Repurchase Facility, the "Loan Repurchase Facilities") to fund its newly originated loan portfolio, (iii) master securities repurchase agreements with four counterparties and (iv) the 8.0% Exchangeable Senior Notes due 2016 (the "Exchangeable Senior Notes"). Additionally, the borrowings the Company used to fund the origination of its mortgage loans held for sale portfolio totaled $100.8 million at December 31, 2015 under warehouse lines of credit and repurchase agreements with four lenders with an aggregate borrowing capacity of $185.0 million.

 The Company’s principal place of business is Two Bridge Avenue, Suite 322, Red Bank, New Jersey 07701-1106. The Company’s telephone number is (732) 978-7518. The Company’s website address is www.zaisfinancial.com. The information found on, or otherwise accessible through, the Company’s website is not incorporated into, and does not form a part of, this report.

INVESTMENT STRATEGY

The Company’s objective is to provide attractive risk-adjusted returns to its stockholders, primarily through quarterly distributions and secondarily through capital appreciation. The Company uses the experience and relationships developed in managing the whole loan investment platform of funds managed by ZAIS. The Company’s whole loan strategy has included secondary market purchases of seasoned mortgage loans, a newly originated non-agency loan purchase program and an origination platform. The Company believes that its target assets have presented attractive risk-adjusted return profiles. As market conditions have changed over time, the Company has adjusted its strategy by shifting its asset allocations across its target asset classes to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions. See “Item 1. Business-General” included in this annual report on Form 10-K for a discussion on the Company’s recent strategic review.

The Company relies on the Advisor’s investment expertise in identifying and efficiently financing its assets. The Advisor makes investment decisions based on a variety of factors, including expected risk-adjusted returns, credit fundamentals, liquidity, availability of adequate financing, borrowing costs and macroeconomic conditions, as well as maintaining the Company’s REIT qualification and its exemption from registration as an investment company under the 1940 Act. The Company has followed a predominantly long-term buy and hold strategy with respect to many of the assets that it has acquired outside its mortgage banking operations. The Company’s target assets are as follows:

Residential Mortgage Loans. Prime, subprime and alternative-A and alternative-B mortgage loans, which may be adjustable-rate, hybrid and/or fixed-rate residential mortgage loans, and pay option adjustable rate mortgage loans (“ARMs”). The Company acquires seasoned residential mortgage loans that are primarily, but not exclusively, performing and re-performing at the time of acquisition. The Company also acquires newly originated non-agency loans through its loan purchase program, which provides approved sellers a web-based platform for the pricing, locking and funding of individual loans which must adhere to loan eligibility criteria and underwriting guidelines. The Company also originates and services agency and government guaranteed residential mortgage loans through GMFS.

Non - Agency RMBS. RMBS that are not issued or guaranteed by a U.S. Government agency or federally chartered corporation, with an emphasis on securities that, when originally issued, were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations.

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

Other Real Estate-Related and Financial Assets. IOs created from RMBS are mortgage-backed securities structured with two or more classes that receive different distributions of interest on a pool of Agency RMBS or non-Agency RMBS or whole loans. Subject to maintaining its REIT status pursuant to the Internal Revenue Code, the Company may acquire debt and equity tranches of securitizations backed by various asset classes, including small balance commercial mortgages, manufactured housing, aircraft, automobiles, credit cards, equipment, franchises, recreational vehicles and student loans.

Asset Allocations. At December 31, 2015, the Company held a diversified portfolio of mortgage loans, RMBS assets and MSRs with an aggregate fair value of $671.2 million, comprised of: (i) performing, re-performing and newly originated loans held for investment with a fair value of $397.7 million, (ii) mortgage loans originated by the GMFS mortgage banking platform and held for sale with a fair value of $116.0 million, (iii) RMBS assets with a fair value of $109.3 million, and (iv) MSRs with a fair value of $48.2 million. As market conditions have changed, the Company has adjusted its strategy by shifting its asset allocations across its target asset classes. The Company has relied on the Advisor’s expertise in identifying assets within the target assets described above and, to the extent that leverage was employed, efficiently financing those assets. The Company’s allocation decisions have been based on a variety of factors, including expected risk-adjusted returns, credit fundamentals liquidity and the availability of certain assets.

FINANCING STRATEGY

The Company uses leverage primarily for the purposes of financing its portfolio and increasing potential returns to stockholders rather than for the purpose of speculating on changes in interest rates. The Company funds the origination and acquisition of its target assets through the use of prudent amounts of leverage. The borrowings the Company used to fund its portfolio totaled approximately $527.4 million as of December 31, 2015 under the warehouse lines of credit and repurchase agreements with four counterparties, Loan Repurchase Facilities and master securities repurchase agreements with four counterparties. Additionally, $57.5 million aggregate principal amount of the Exchangeable Senior Notes were outstanding as of December 31, 2015.

The Company’s income is generated primarily by the net spread between the income it earns on its assets and the cost of its financing and hedging activities in its residential mortgage investments segment, and the origination, sale and servicing of residential mortgage loans in its residential mortgage banking segment. Although the Company is not required to maintain any particular leverage ratio, the amount of leverage it deploys for particular investments in its target assets depends upon the Advisor’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in its investment portfolio, the gap between the duration of its assets and liabilities, including hedges, the availability and cost of financing assets, its opinion of the creditworthiness of its financing counterparties, the health of the U.S. economy and residential and commercial mortgage-related markets, its outlook for the level, slope, and volatility of interest rates, the credit quality of collateral underlying the Company’s residential mortgage loans, non-Agency RMBS and other target assets, its outlook for asset spreads relative to the LIBOR curve and regulatory requirements limiting the permissible amount of leverage to be utilized. Based on market conditions, the Company has deployed, on a debt-to-equity basis, up to four to one leverage on its seasoned residential whole loans and up to three to one leverage on its non-Agency RMBS assets. Any leverage on newly originated loans may have been significantly greater than the leverage used on its seasoned loan portfolio depending on the characteristics of the newly originated loans. Additionally, to the extent the Company securitizes any residential mortgage loans in the future, it expects that the leverage obtained through such structures will vary considerably depending on the characteristics of the underlying loans.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this annual report on Form 10-K, for a discussion of the Company’s borrowings under the warehouse lines of credit and repurchase agreements, Loan Repurchase Facilities and securities repurchase agreements as of December 31, 2015 and the terms of the Exchangeable Senior Notes.

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

8

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

COMPETITION

The Company’s earnings depend, in large part, on its ability to originate or acquire assets at favorable spreads over its borrowing costs and its ability to efficiently manage its portfolio risks. In originating or acquiring its target assets and establishing hedge positions, the Company competes with other existing mortgage REITs (both internally and externally managed), mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, hedge funds (including those managed by ZAIS), ZAIS, to the extent that ZAIS holds assets directly on its own behalf or indirectly through one or more of its subsidiaries, affiliates or other newly formed entities, mutual funds, institutional investors, investment banking firms, governmental bodies and other companies with similar asset acquisition objectives. It is likely that the Company will also compete with other entities which may be organized in the future. Some of the Company’s competitors may have greater financial resources and access to lower cost of capital. These competitors may not be subject to the same regulatory constraints (such as REIT compliance or maintaining an exemption under the 1940 Act) as the Company. The effect of the existence of additional REITs and other market participants may be to increase competition for the available supply of mortgage assets suitable for origination or purchase, as well as the amount of financing available to the Company through warehouse lines of credit, repurchase agreements and other financing arrangements.

EMPLOYEES; STAFFING

The Company is managed by the Advisor, a subsidiary of ZAIS, pursuant to an amended and restated investment advisory agreement between the Company and the Advisor, dated as of August 11, 2014, as amended from time to time (the “Investment Advisory Agreement”). The Company’s GMFS mortgage banking platform employed a total of 246 people as of December 31, 2015. The Company has no employees other than those employed in connection with its GMFS mortgage banking platform. ZAIS was established in 1997 and is an investment adviser registered with the SEC specializing in structured credit, including residential whole loans, RMBS and ABS. As of December 31, 2015, ZAIS had approximately $4.2 billion of assets under management (comprised primarily of (i) total assets for mark-to-market funds and separately managed accounts; (ii) uncalled capital commitments, if any, for funds that are not in liquidation; and (iii) for issued structured vehicles, all assets being managed calculated per the management fee basis methodology defined in the respective vehicles’ indenture, although in certain circumstances some or all of the referenced management fees may be waived.  Assets under management also includes assets in the warehouse phase for new structured credit vehicles and is based on actual assets managed without reductions for leverage and most other liabilities and includes all assets regardless of whether management fees are being earned. ZAIS possesses a comprehensive analytics and technology infrastructure, credit modeling, loan and securities valuation, loan data management and servicing oversight capabilities and significant structuring and securitization experience. As of December 31, 2015, ZAIS’ team included 95 professionals in the United States and London. ZAIS is the managing member of the Advisor and ZAIS and its employees support the Advisor in providing services to the Company pursuant to the terms of a shared facilities and services agreement between ZAIS and the Advisor. The Company relies on the Advisor and ZAIS to provide or obtain, on the Company’s behalf, the personnel and services necessary for the Company to conduct its business.

EXECUTIVE OFFICERS OF THE COMPANY

The Company is externally managed and advised by its Advisor, a subsidiary of ZAIS. The Company relies on its Advisor and ZAIS to provide or obtain, on its behalf, the personnel and services necessary for it to conduct its business because the Company has no employees of its own, other than those employed in connection with its GMFS mortgage banking platform. Pursuant to the terms of the Investment Advisory Agreement, the Advisor and its affiliates provide the Company with its management team, including its Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and Chief Accounting Officer, along with appropriate support personnel. All of the Company’s officers and non-independent directors are also employees of ZAIS and its affiliates.

The following sets forth certain information with respect to the Company’s executive officers:

Michael Szymanski, 49, currently serves as a director and as the Company’s Chief Executive Officer and President. Mr. Szymanski currently serves as President of ZAIS and member of the ZAIS Management Committee, and as Chief Executive Officer of the Advisor and a member of the Advisor’s investment committee. Mr. Szymanski also serves as Chief Executive Officer, President and director of ZAIS Group Holdings, Inc. (“ZGH”), the parent company of ZAIS. Prior to joining ZAIS, Mr. Szymanski was Chief Executive Officer of XE Capital Management, LLC, an investment management firm specializing in structured products, from 2003 to 2008. Prior to that, Mr. Szymanski was Chief Financial Officer of Zurich Capital Markets (“ZCM”), a subsidiary of Zurich Financial Group, from 2000 to 2002. At ZCM, Mr. Szymanski managed global finance, accounting, tax, treasury, and risk management for a business specializing in structured products, including hedge fund linked derivatives and principal investments. Prior to that, Mr. Szymanski was a Vice President in the Bank and Insurance Strategies Group of Lehman Brothers from 1997 to 2000, providing capital markets structuring and advisory services to financial institutions and corporations. Prior to that, Mr. Szymanski spent nine years at Ernst & Young LLP advising financial services clients, leaving as a Senior Manager in the Capital Markets/M&A Advisory Group in New York. Mr. Szymanski served in E&Y’s National Office-Financial Services Industries Group, providing internal consultation services to resolve clients’ accounting and regulatory issues, specializing in financial instruments. Mr. Szymanski is a CPA and received a B.A. in Business Administration with a concentration in Accountancy from the University of Notre Dame and an Executive M.B.A. with a concentration in Finance from New York University’s Stern School of Business.

Donna Blank, 55, currently serves as the Company’s Chief Financial Officer and also serves as Chief Financial Officer at ZAIS and ZGH. Prior to joining the Company, Ms. Blank served as the Executive Vice President and Chief Financial Officer of National Financial Partners from 2008 to 2013. From 2003 to 2008, Ms. Blank was the Chief Financial Officer of Financial Guaranty Insurance Company. Ms. Blank received a B.A. from the University of Michigan. She holds an MBA in Finance, and a Master in International Affairs, both from Columbia University.

Christian M. Zugel, 55, founded ZAIS in 1997 and currently serves as the Chairman of the Company’s board of directors and its Chief Investment Officer. Mr. Zugel also serves as Chairman of the board of directors of ZGH and as Chief Investment Officer of ZGH. Prior to founding ZAIS Group, Mr. Zugel was a senior executive with J.P. Morgan Securities Inc., where he led J.P. Morgan’s entry into many new trading initiatives. At J.P. Morgan, Mr. Zugel also served on the Asia Pacific management-wide and firm-wide market risk committees. Mr. Zugel received a Masters in Economics from the University of Mannheim, Germany.

Nisha Motani, 44, currently serves as the Company’s Chief Accounting Officer and Chief Accounting Officer of ZGH. She also serves as and Director of Fund Reporting at ZAIS where she oversees annual audits, monthly net asset value reporting, quarterly and annual financial statement reporting, and informational requests from investors for all entities managed by ZAIS. Ms. Motani is also responsible for setting internal accounting policies and procedures, researching accounting issues, and serving as a direct liaison to the auditors and tax preparers for entities managed by ZAIS. Prior to joining ZAIS in October 2003, Ms. Motani worked as a senior manager in the Financial Services audit practice of Deloitte & Touche where she specialized in investment management. She is a CPA with a B.S. in Accounting from Rutgers School of Business.

AVAILABLE INFORMATION

The Company maintains a website at www.zaisfinancial.com and will make available, free of charge, on its website (a) its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (collectively, “Company Documents”) filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) director independence standards, (d) Code of Conduct and Ethics and (e) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the board of directors. Company Documents filed with, or furnished to, the SEC are also available for review and copying by the public at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 and at the SEC’s website at www.sec.gov. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company provides copies of its Corporate Governance Guidelines and Code of Conduct and Ethics, free of charge, to stockholders who request such documents. Requests should be directed to Marilyn Meek, Financial Relations Board, an MWW Company at 304 Park Avenue South, 8 th Floor, New York, New York 10010.

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

Risks Relating to the Company's Business

If the Company is unable to consummate a strategic transaction, its financial condition and results of operations may be adversely affected.

As described elsewhere in this annual report on Form 10-K, the Company has engaged a financial advisor to assist it in evaluating potential strategic alternatives to enhance stockholder value. The continuing strategic review includes the exploration of merger or sale transactions involving the Company or a liquidation of Company's assets. The Company and its financial advisor have engaged in preliminary discussions with several potential counterparties. While the Company is currently engaged in discussions with a potential counterparty about a potential merger or sale transaction, there is no assurance that the potential strategic alternatives will lead to a definitive merger or sale transaction, which would be subject to approval by the Company's board of directors and its stockholders. The Company does not intend to disclose further developments until the review is complete and the Company’s board of directors has taken action with respect to the strategic review.  If the Company is unable to consummate such a strategic transaction, or if there is any significant delay in closing such a transaction, the Company may not be able to re-establish a mortgage related portfolio in its residential mortgage investments segment with equally attractive return and credit risk characteristics and its financial condition and results of operations may be adversely affected.

The lack of liquidity in the Company's assets may adversely affect its business.

A portion of the assets the Company owns, originates or acquires may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. In light of the strategic review and in order to reduce current market risk in its investment portfolio, the Company has recently begun the process of selling its seasoned, re-performing mortgage loans from its residential mortgage investments segment. A sale of these assets is expected to be completed early in the second quarter of 2016. Additionally, as part of the strategic review, the Company has made the decision to cease the purchase of newly originated residential mortgage loans as part of its mortgage conduit program and will begin the unwinding of the Company’s mortgage conduit business. The illiquidity of the Company's assets may make it difficult for it to sell such assets. In addition, if the Company is required to liquidate its remaining portfolio quickly, it may realize significantly less than the value at which it has previously recorded its assets. As a result, the Company's ability to vary its portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect its consolidated results of operations and financial condition.

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

The Company's business is highly dependent on the communications and information systems of ZAIS and GMFS, which may interface with or depend on systems operated by third parties, including market counterparties, loan originators and other service providers. Any failure or interruption of these systems could cause delays or other problems in the Company's activities, including in its target asset origination or acquisition activities, which could have a material adverse effect on the Company's operating results and negatively affect the value of its common stock and its ability to pay dividends to its stockholders.

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

Cybersecurity risk and cyber incidents may adversely affect the Company's business by causing a disruption to its operations, a compromise or corruption of its confidential information and/or damage to its business relationships, all of which could negatively impact its financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the Company's information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to the Company's information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance cost, litigation and damage to the Company's investor relationships. As the Company's reliance on technology has increased, so have the risks posed to both its information systems, both internal and those provided by ZAIS, the Advisor and third-party service providers. ZAIS has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as the Company's increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that the Company's financial results, operations or confidential information will not be negatively impacted by such an incident.

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

The Company's profitability may be adversely affected if the Company is unable to obtain cost-effective financing for its assets. These consequences could be exacerbated in the event of potential future credit rating downgrades of the U.S. and certain European countries and the failure to resolve issues related to the "fiscal cliff" and the U.S. debt ceiling, which could create broader financial and global banking turmoil and lead to a significant rise in interest rates and a decrease in the fair market value of the Company's assets.

The diminished level of Agency participation in, and other changes in the role of the Agencies in, the mortgage market may adversely affect the Company's business.

If Agency participation in the mortgage market were reduced or eliminated, or their structures were to change radically (i.e., limitation or removal of the guarantee obligation), or their market share reduced because of required price increases or lower limits on the loans they can guarantee, the Company could be unable to acquire Agency RMBS or unable to originate Agency and government guaranteed mortgage loans on attractive terms or at all. The Company could be negatively affected in a number of ways depending on the manner in which related events unfold for Fannie Mae, Freddie Mac and other such agencies. GMFS, its mortgage banking platform, is an approved Fannie Mae Seller-Servicer, Freddie Mac Seller-Servicer, Ginnie Mae issuer, Department of Housing and Urban Development ("HUD") / Federal Housing Administration ("FHA") Mortgagee, U.S. Department of Agriculture ("USDA") approved originator and U.S. Department of Veterans Affairs ("VA") Lender, and any diminished participation by the Agencies may result in GMFS becoming unable to sell its originated mortgage loans to the Agencies on attractive terms or at all. Additionally, although the Company does not own any Agency RMBS as of December 31, 2015, it may rely on Agency RMBS it may acquire (as well as residential mortgage loans and non Agency RMBS that it owns) as collateral for its financings under securities repurchase agreements. Any decline in the value of Agency RMBS, or perceived market uncertainty about their value or their structures, would make it more difficult for the Company to obtain financing on acceptable terms or at all. Further, the current support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional support it may provide in the future, could have the effect of lowering the interest rates the Company expects to receive from Agency RMBS it may acquire, thereby tightening the spread between the interest the Company may earn on Agency RMBS and the cost of financing such assets. A reduction in the supply of Agency RMBS could also negatively affect the pricing of Agency RMBS by reducing the spread between the interest the Company may earn on an investment portfolio of Agency RMBS and its cost of financing such a portfolio. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, and could also nationalize, privatize, or eliminate such entities entirely In March 2013, the Federal Housing Finance Agency announced that it would establish a new institutional body, which later became known as the Federal Mortgage Insurance Corporation (the "FMIC"), to replace Fannie Mae and Freddie Mac once they wind down operations. In 2013 and 2014, members of Congress proposed draft bills that would phase out Fannie Mae and Freddie Mac over a specified period of time, including one proposal where the FMIC would be modeled after the Federal Deposit Insurance Corporation (the "FDIC") and provide catastrophic reinsurance in the secondary market for MBS, and also take over multi-family guarantees. While prospects for passage are uncertain, these legislative measures underscore the potential for change to the Agencies. Any law affecting these Agencies may create market uncertainty and have the effect of reducing the actual or perceived credit quality of RMBS and may make it more expensive for GMFS to originate Agency related mortgage loans or impact its ability to sell its originated mortgage loans to the Agencies on attractive terms or at all. As a result, such laws could increase the risk of loss on RMBS the Company may acquire and loans GMFS originates. It also is possible that such laws could adversely impact the market for such securities and loans and spreads at which they trade. All of the foregoing could materially and adversely affect the Company's financial condition and consolidated results of operations.

Actions of the U.S. Government, including the U.S. Congress, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies, including the SEC, to stabilize or reform the financial markets may not achieve the intended effect and may adversely affect the Company's business.

In July 2010, the U.S. Congress enacted the Dodd-Frank Act, which includes extensive changes to the laws regulating financial services firm. Among other things, the Dodd-Frank Act imposes significant restrictions on the proprietary trading activities of certain banking entities and has subjected other systemically significant organizations regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities. The new law includes significant changes to the regulation of financial institutions including the creation of (1) the CFPB within the Federal Reserve to regulate consumer financial services and products and (2) the Financial Stability Oversight Council to identify, monitor and address emerging systemic risks posed by the activities of financial services firms and make recommendations to the Federal Reserve to alleviate those risks. The CFPB has sole rulemaking and interpretive authority under existing and future consumer financial services laws and supervisory, examination and enforcement authority over institutions subject to its jurisdiction. The Dodd-Frank Act also provides for enhanced regulation of derivatives and securitization transactions (including the addition of risk retention requirements, third-party due diligence disclosure requirements, expanded asset-level data requirements and new standards relating to eligibility of securities as "mortgage-related securities" under the Exchange Act), restrictions on executive compensation and enhanced oversight of credit rating agencies. In addition, the Dodd-Frank Act provides for the elimination of prepayment penalties for mortgage loans and expanded consumer protection in respect of high-cost loans. In many cases the provisions of the statute will take effect only after regulations are adopted by the applicable Federal agencies.

The Dodd-Frank Act also prohibits lenders from originating residential mortgage loans unless the lender determines that the borrower has a reasonable ability to repay the loan. Under the Dodd-Frank Act, a lender and its assignees will not have liability under this prohibition with respect to any "qualified mortgage." The CFPB has issued a final rule amending Regulation Z promulgated under the Federal Truth-in-Lending Act (“TILA”), which became effective on January 10, 2014, specifying the ability-to-repay requirements and the characteristics of a qualified mortgage (the "ATR/Qualified Mortgage Rule"). Interest-only loans, hybrid mortgage loans and certain balloon loans, as well as loans with a debt-to-income ratio exceeding 43%, will not meet the requirements for a qualified mortgage. With respect to qualified mortgages, the ATR/Qualified Mortgage Rule provides a safe harbor from liability if certain requirements are satisfied, or a rebuttable presumption from such liability if only certain of these requirements are satisfied. To the extent that a mortgage loan originated by the Company does not satisfy the requirements of a "qualified mortgage" under either set of requirements, the Company and its assignees could be liable for actual damages suffered by the borrower, litigation costs, statutory damages and special statutory damages. Various state and local legislatures may adopt similar or more onerous provisions in the future.

One of the CFPB's areas of focus has been on whether mortgage originators take appropriate steps to ensure that business arrangements with service providers do not present risks to consumers. The sub-servicer the Company may retain to directly service residential mortgage loans (when the Company owns the associated MSRs) is one of the Company's most significant service providers with respect to the Company's residential mortgage loan business and the Company's failure to take steps to ensure that this sub-servicer is servicing these residential mortgage loans in accordance with applicable law and regulation could result in enforcement action by the CFPB against the Company that could restrict the Company's business and expose it to penalties or other claims. The Company generally uses a small number of sub-servicers on its residential whole loan portfolio and, as a result, the risks associated with the Company's use of sub-servicers are concentrated around a small number of sub-servicer counterparties. On January 17, 2013, the CFPB promulgated final rules implementing the Dodd-Frank Act's amendments to TILA and the Real Estate Settlement Procedures Act (“RESPA”) (the "Servicing Rules"), which became effective on January 10, 2014. The Servicing Rules are part of a broader effort to establish minimum national standards for mortgage servicing. Among other things, the Servicing Rules incorporate many of the provisions of a settlement reached by federal regulators and state attorneys general representing 49 states and five large mortgage servicers in 2012, target early intervention with borrowers following initial delinquency and impose detailed requirements applicable in each step of a servicer's loss mitigation process. In particular, the Servicing Rules restrict so-called "dual tracking," in which a servicer simultaneously evaluates a mortgagor for a loan modification or other loss mitigation alternatives at the same time that it prepares to foreclose on the mortgaged property. In addition, the State of California recently enacted the Homeowner's Bill of Rights, which requires similar changes in delinquent loan servicing and foreclosure procedures and creates a private right of action permitting borrowers to bring legal actions against lenders that violate the law. The Servicing Rules and the similar state regulations therefore could result in increased delays in foreclosure or the inability to foreclose, which could in turn result in losses with respect to the Company's residential whole loan portfolio.

In October 2014, the FDIC, the Federal Housing Finance Agency, the Office of the Comptroller of the Currency (the "OCC"), the SEC, the Federal Reserve and the HUD adopted a final rule implementing the credit risk retention requirements of Section 941 of the Dodd-Frank Act for asset-backed securities (the "Risk Retention Rules"). As required by the Dodd-Frank Act, the Risk Retention Rules generally require "securitizers" to retain not less than 5% of the credit risk of the mortgage loans securitized (the "Required Risk") for a certain period of time (not to exceed seven years). The Risk Retention Rules prohibit hedging Required Risk if payments on the hedge instrument are materially related to the Required Risk and the hedge position would limit the financial exposure of the securitizer to the Required Risk. A securitizer may not pledge its interest in any Required Risk as collateral for any financing unless such financing is full recourse to the securitizer. However, the Risk Retention Rules do not apply to RMBS backed solely by qualified mortgages. The Risk Retention Rules applicable to RMBS became effective on December 24, 2015, and to the extent that the Company sponsors a securitization of non-qualified mortgages after such date, the Company will be required to comply with the Risk Retention Rules, which could subject the Company to losses in respect of the related RMBS. The Company would be subject to various enforcement options by the regulators for the failure to comply with the Risk Retention Rules.

In addition to the ATR/Qualified Mortgage Rule and the servicing rules described above, the Company cannot predict what actions, if any, that the CFPB will take in the mortgage markets, nor what the impact of such actions will be on the mortgage markets or the Company's results of operations, financial condition and business. In addition to the foregoing, the U.S. Government, Federal Reserve, U.S. Department of the Treasury and other governmental and regulatory bodies such as the Financial Stability Oversight Council, a panel comprising top U.S. financial regulators, may scrutinize or seek to implement changes to regulation which could in recent years negatively impact mortgage REITs, such as the Company. For example, in recent years, a number of local governmental authorities have considered eminent domain as one of several potential alternatives to help resolve housing finance challenges. This type of legislation and action could have a severe negative impact on the mortgage markets and may introduce risks that are difficult, if not impossible, to quantify. There is no certainty as to whether any governmental bodies will take steps to acquire any mortgage loans under such programs, or ultimately pass other legislation that will affect the mortgage markets. Such eminent domain programs would authorize governmental authorities to acquire certain mortgage loans by voluntary purchase or eminent domain and to modify those mortgage loans to allow homeowners to continue to own and occupy their homes, irrespective of whether the mortgage loans are actually in default or foreclosure. No such eminent domain programs have become operational, but there can be no assurance that jurisdictions will not take steps to acquire mortgage loans under an eminent domain program (or other programs or initiatives) in the future and what purchase price would be paid for any such mortgage loans.

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

The elimination or reduction of the mortgage-interest tax deduction could negatively affect the U.S. housing market

Various tax reform proposals continue to circulate in Congress, some of which would change the manner in which home interest deductions are treated. It is unclear whether any of the pending tax reform proposals will be enacted, either piecemeal as revenue raisers or as part of a more comprehensive package of tax reforms. Elimination or further restrictions on the mortgage-interest tax deduction could negatively affect the U.S. housing market or the market value of mortgage loans.

The Company may be subject to liability in connection with its residential mortgage loans for potential violations of consumer protection laws and regulations.

Federal consumer protection laws and regulations have been enacted and promulgated that are designed to regulate residential mortgage loan underwriting and originators' lending processes, standards, and disclosures to borrowers. These laws and regulations include the ATR/Qualified Mortgage Rule and the Servicing Rules. In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. For example, the federal Home Ownership and Equity Protection Act of 1994 prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases may impose restrictions and requirements greater than those in place under federal laws and regulations. In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are not classified as "high cost" loans under applicable law, must satisfy a net tangible benefits test with respect to the borrower. This test, as well as certain standards set forth in the ATR/Qualified Mortgage Rule, may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan did not meet the standard or test even if the originator reasonably believed such standard or test had been satisfied.

Mortgage loans also are subject to various other federal laws, including:

•	the Equal Credit Opportunity Act of 1974, as amended (the "ECOA") and Regulation B promulgated under the ECOA, which prohibit discrimination on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act of 1968, as amended, in the extension of credit;

•	the TILA and Regulation Z promulgated under TILA, which both require certain disclosures to the mortgagors regarding the terms of residential loans;

•	the RESPA and Regulation X promulgated under RESPA, which (among other things) prohibit the payment of referral fees for real estate settlement services (including mortgage lending and brokerage services) and regulate escrow accounts for taxes and insurance and billing inquiries made by mortgagors;

•	the Americans with Disabilities Act of 1990, as amended which, among other things, prohibits discrimination on the basis of disability in the full and equal enjoyment of the goods, services, facilities, privileges, advantages or accommodations of any place of public accommodation;

•	the Fair Credit Reporting Act of 1970, as amended, which regulates the use and reporting of information related to the borrower's credit experience;

•	the Consumer Financial Protection Act, enacted as part of the Dodd-Frank Act, which (among other things) created the CFPB and gave it broad rulemaking, supervisory and enforcement jurisdiction over mortgage lenders and servicers, and proscribes any unfair, deceptive or abusive acts or practices in connection with any consumer financial product or service;

•	the Home Equity Loan Consumer Protection Act of 1988, which requires additional disclosures and limits changes that may be made to the loan documents without the mortgagor's consent, and restricts a mortgagee's ability to declare a default or to suspend or reduce a mortgagor's credit limit to certain enumerated events;

•	the Depository Institutions Deregulation and Monetary Control Act of 1980, which preempts certain state usury laws;

•	the Dodd-Frank Act, including as described above under "—Actions of the U.S. Government, including the U.S. Congress, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies, including the SEC, to stabilize or reform the financial markets may not achieve the intended effect and may adversely affect the Company's business"; and

•	the Service members Civil Relief Act, as amended, which provides relief to borrowers who enter into active military service or who were on reserve status but are called to active duty after the origination of their mortgage loans; and

•	the Alternative Mortgage Transaction Parity Act of 1982, which preempts certain state lending laws which regulate alternative mortgage transactions.

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

As a mortgage loan originator, GMFS is subject to extensive and comprehensive regulation under federal, state and local laws in the United States. These laws and regulations significantly affect the way that GMFS conducts its business and restrict the scope of the existing business of GMFS and limit the ability of GMFS to expand its product offerings or can make the cost to originate and service mortgage loans higher, which could impact the Company’s financial results.

The CFPB issued proposed changes to its Servicing Rules in November 2014. The proposed changes, if adopted, may increase the costs of loss mitigation and increase foreclosure timelines. Other new regulatory requirements or changes to existing requirements that the CFPB may promulgate could require changes in the business of GMFS, result in increased compliance costs and impair the profitability of such business. In addition, as a result of the Dodd-Frank Act's potential expansion of the authority of state attorneys general to bring actions to enforce federal consumer protection legislation, GMFS could be subject to state lawsuits and enforcement actions, thereby further increasing the legal and compliance costs relating to GMFS. The proposed amendments to the Servicing Rules will increase the complexity of the loss mitigation and foreclosure processes and an inadvertent failure to comply with these rules could lead to losses in the value of the mortgage loans, be an event of default under various servicing agreements or subject GMFS to fines and penalties. The cumulative effect of these changes could result in a material impact on the Company’s earnings.

Additionally, the Dodd-Frank Act directed the CFPB to integrate certain mortgage loan disclosures under the TILA and RESPA, and effective October 3, 2015, new disclosure rules went into effect for newly originated residential mortgage loans.   These rules include new consumer disclosure document forms, new processes for determining when disclosures must be updated and new timelines for providing disclosure documents to borrowers.  These new rules have created the need for substantial system and process changes at GMFS and new training for its employees. Failure to comply with these new requirements may result in penalties for disclosure violations under the TILA and RESPA.

GMFS could be subject to additional regulatory requirements or changes under the Dodd Frank Act beyond those currently proposed, adopted or contemplated, particularly given the ongoing heightened regulatory environment in which financial institutions operate. The ongoing implementation of the Dodd Frank Act, including the implementation of the Servicing Rules and the rules related to mortgage loan disclosures by the CFPB, could increase the regulatory compliance burden and associated costs of GMFS and place restrictions on the operations of GMFS, which could in turn adversely affect the Company’s, financial condition and results of operations.

Mortgage loan modification and refinance programs as well as future legislative action may adversely affect the value of, and the returns on, the target assets in which the Company invests.

The U.S. Government, through the Federal Reserve, the FHA and the FDIC, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential or commercial mortgage loan foreclosures, including the Home Affordable Modification Program ("HAMP"), which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, and the Home Affordable Refinance Program ("HARP"), which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios without new mortgage insurance. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.

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

The Company is dependent on its Advisor for its day-to-day management, as the Company does not have any independent officers or any employees, other than those employed in connection with its GMFS mortgage banking platform. The Advisor has significant discretion as to the implementation of the Company's asset acquisition and operating policies and strategies. The Company believes that its success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the executive officers and key personnel of its Advisor and the key personnel of its GMFS mortgage banking platform, as they will evaluate, negotiate, structure, close and monitor the Company's originations and asset acquisitions, and the Company's success will depend on their continued service. The departure of any of the executive officers or key personnel of the Advisor or GMFS could have a material adverse effect on the Company's performance.

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

Neither the Company nor its Advisor has any employees or separate facilities, other than those employed in connection with the Company's GMFS mortgage banking platform. The Company's day-to-day operations outside of its mortgage banking platform will be conducted by employees of ZAIS, the parent company of the Advisor, pursuant to a shared facilities and services agreement between the Advisor and ZAIS. Under the shared facilities and services agreement, the Advisor will also be provided with the services and other resources necessary for the Advisor to perform its obligations and responsibilities under the Investment Advisory Agreement in exchange for certain fees payable by the Advisor. ZAIS may assign its rights and obligations thereunder to any of its majority-owned and controlled affiliates. In addition, because the Company will not be a party to the shared facilities and services agreement, the Company does not have any recourse to ZAIS if it does not fulfill its obligations under the shared facilities and services agreement or if it elects to assign the agreement to one of its affiliates. Also, the Advisor only has nominal assets and the Company will have limited recourse against the Advisor under the Investment Advisory Agreement to remedy any liability to the Company from a breach of contract or fiduciary duties.

There are conflicts of interest in the Company's relationship with the Advisor and its affiliates, which could result in decisions that are not in the best interests of the Company's stockholders.

The Company is subject to conflicts of interest arising out of its relationship with the Advisor and its affiliates, including ZAIS. Specifically, each of the Company's officers and directors is also an employee of ZAIS or its affiliates. ZAIS and the Company's officers may have conflicts between their duties to the Company and their duties to, and interests in, the Advisor or its affiliates. The Advisor is not required to devote a specific amount of time or the services of any particular individual to the Company's operations. ZAIS manages or provides services to its own accounts and certain other funds and managed accounts for which ZAIS serves as the investment adviser and ZAIS may in the future hold assets directly on its own behalf or indirectly through one or more of its subsidiaries, affiliates or other newly formed entities (collectively the "Other Accounts") and the Company will compete with these Other Accounts for ZAIS' resources and support through the Advisor. During turbulent conditions in the mortgage industry, distress in the credit markets or other times when the Company will need focused support and assistance from ZAIS through the Advisor, entities for which ZAIS also acts as an investment advisor will likewise require greater focus and attention, placing ZAIS' resources in high demand. In such situations, the Company may not receive the necessary support and assistance the Company requires or would otherwise receive if the Company were internally managed or if ZAIS did not act as an advisor for other entities or hold assets directly or indirectly for its own account. The ability of ZAIS and its officers and personnel to engage in other business activities may reduce the time they spend assisting the Advisor advising the Company.

The Company and certain of its affiliates and ZAIS' Other Accounts and their affiliates may compete to acquire the Company's target assets.

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

The Advisor is authorized to follow broad guidelines in pursuing the Company's origination and asset acquisition strategies. The Company's board of directors will periodically review the Company's guidelines and the Company's portfolio of assets but will not, and will not be required to, review all of the Company's proposed originations, acquisitions or any type or category of asset, except that an acquisition of any security from, or issued by, an entity managed by the Advisor or its affiliates, must be approved by a majority of the independent members of the board of directors. In addition, in conducting periodic reviews, the directors will rely primarily on information provided to them by the Advisor. Furthermore, the Advisor may use complex strategies, and transactions entered into by the Advisor may be costly, difficult or impossible to unwind by the time they are reviewed by the Company's board of directors. The Advisor will have great latitude within the broad parameters of the Company's guidelines in determining the types of assets it may decide are proper for the Company, which could result in returns that are substantially below expectations or that result in losses, which would materially and adversely affect the Company's business operations and results. Further, decisions and acquisitions made by the Advisor may not fully reflect the best interests of the Company's stockholders.

The Company may change any of its strategies, guidelines, policies or procedures without stockholder consent, which could result in its making originations and acquisitions that are different from, and possibly riskier than, those described in this annual report on Form 10-K.

The Company may change any of its strategies, guidelines, policies or procedures with respect to originations, acquisitions, asset allocation, growth, operations, indebtedness, financing strategy, hedging strategy and distributions at any time without the consent of the Company's stockholders, which could result in the Company's strategies becoming different from, and possibly riskier than, strategies described in this annual report on Form 10-K. A change in the Company's strategy may increase its exposure to interest rate risk, prepayment risk, financing risk, credit risk, default risk and real estate market fluctuations. Furthermore, a change in the Company's asset allocation could result in the Company making originations and acquisitions in asset categories different from those described in this annual report on Form 10-K. In addition, the Company's charter provides that its board of directors may revoke or otherwise terminate the Company's REIT election, without the approval of its stockholders, if it determines that it is no longer in the Company's best interests to qualify as a REIT. These changes could adversely affect the Company's financial condition, consolidated results of operations, the value of the Company's common stock and its ability to make distributions to the Company's stockholders.

The Advisor's advisory fee may reduce its incentive to devote its time and effort to seeking attractive assets for the Company's portfolio because the fee is payable regardless of the performance of the Company's portfolio and there is no incentive fee associated with the management of the Company's assets.

The Company pays to the Advisor an advisory fee, calculated and payable (in cash) quarterly in arrears, equal to 1.5% per annum of the Company's Stockholders' Equity (as defined in the Investment Advisory Agreement). The Company will pay the Advisor an advisory fee regardless of the performance of the Company's portfolio and there is no incentive fee associated with the management of the Company's assets. The Advisor's entitlement to nonperformance-based compensation might reduce its incentive to devote sufficient time and effort to seeking assets that provide attractive risk-adjusted returns for the Company's portfolio. This in turn could negatively affect the Company's ability to make distributions to its stockholders and the value of its common stock.

The Advisor's loan sourcing fee is payable regardless of the future performance of the newly originated residential mortgage loans which might encourage the Advisor to source and acquire a higher volume of loans, including loans with potentially lower yields or underwritten pursuant to lesser standards.

Pursuant to the Investment Advisory Agreement, the Company pays the Advisor a loan sourcing fee quarterly in arrears in lieu of any payments or reimbursements that would otherwise be due to the Advisor or its affiliates pursuant to Investment Advisory Agreement for loan sourcing services provided. The loan sourcing fee is equal to 0.50% of the principal balance of newly originated residential mortgage loans sourced by the Advisor or its affiliates through its conduit program and acquired by the Company's subsidiaries. The Company will pay the Advisor a loan servicing fee regardless of the future performance of the newly originated residential mortgage loans. The Advisor's entitlement to nonperformance-based compensation might encourage it to source and acquire a higher volume of loans, including loans with potentially lower yields or underwritten pursuant to lesser standards. This in turn could negatively affect the Company's ability to make distributions to its stockholders and the value of its common stock.

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

The return on the Company's assets and cash available for distribution to its stockholders may be reduced to the extent that market conditions prevent the Company from leveraging its assets or cause the cost of its financing to increase relative to the income that can be derived from the assets originated or acquired. The Company's financing costs will reduce cash available for distribution to stockholders. The Company may not be able to meet its financing obligations and, to the extent that the Company cannot, the Company risks the loss of some or all of the Company's assets to liquidation or sale to satisfy the obligations. A decrease in the value of the Company's assets that are subject to repurchase agreement and certain warehouse financings may lead to margin calls which the Company will have to satisfy. The Company may not have the funds available to satisfy any such margin calls and may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses. The satisfaction of any such margin calls may reduce cash flow available for distribution to the Company's stockholders. Any reduction in distributions to the Company's stockholders may cause the value of the Company's common stock to decline.

The Company's inability to access funding could have a material adverse effect on the Company's consolidated results of operations, financial condition and business.

The borrowings the Company used to fund its portfolio totaled approximately $527.4 million as of December 31, 2015 under the Loan Repurchase Facilities, master securities repurchase agreements with four counterparties, warehouse and repurchase agreement facilities related to its GMFS mortgage banking platform with four counterparties and notes issued by the Operating Partnership. The Company's ability to fund its target asset originations and acquisitions may be impacted by the Company's ability to secure further such borrowings as well as securitizations, term financings and derivative contracts on acceptable terms. Because repurchase agreements and warehouse facilities are short-term commitments of capital, lenders may respond to market conditions making it more difficult for the Company to renew or replace on a continuous basis its maturing short-term borrowings. If the Company is not able to renew its then existing facilities or arrange for new financing on terms acceptable to the Company, or if the Company defaults on the Company's covenants or is otherwise unable to access funds under the Company's financing facilities, the Company may have to curtail the Company's origination and asset acquisition activities and/or dispose of assets.

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

As of December 31, 2015, $57.5 million of principal balance of the Exchangeable Senior Notes were outstanding. These amounts are full recourse obligations of the Company.

If the Company undergoes certain corporate events, that constitute a "fundamental change," the holders of the Exchangeable Senior Notes may require the Company to repurchase for cash all or part of their Exchangeable Senior Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. If the Company is not able to extend, refinance or repurchase these borrowings, the Company may not have the ability to repay these amounts when they come due. The Company’s inability to repay any of the Exchangeable senior Notes could cause the acceleration of its borrowings which would have a material adverse effect on its business.

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

The Operating Partnership will deliver cash in respect of any shares that would otherwise be deliverable in excess of the "aggregate share cap" based on a daily exchange value calculated on a proportionate basis for each trading day of the 40 trading day averaging period. The conversion option that is part of the Exchangeable Senior Notes is accounted for as a derivative under ASC 815 "Derivatives and Hedging" ("ASC 815"). In general, this has resulted in an initial valuation of the conversion option, which has been bifurcated from the debt component of the Exchangeable Senior Notes resulting in an original issue discount. The original issue discount is accreted to interest expense over the term of the Exchangeable Senior Notes, which resulted in an effective interest rate reported in Company's consolidated statement of operations in excess of the stated coupon rate of the Exchangeable Senior Notes. This reduced the Company's earnings and could adversely affect the price at which Company's common stock trades, but will have no effect on the amount of cash interest paid to holders or on the Operating Partnership's or the Company's cash flows.

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

As the Company's repurchase agreements, warehouse facilities and other short-term borrowings mature, the Company will be required either to enter into new borrowings or to sell certain of its assets. An increase in short-term interest rates at the time that the Company seeks to enter into new borrowings would reduce the spread between the returns on the Company's assets and the cost of the Company's borrowings. This would adversely affect the returns on the Company's assets, which might reduce earnings and, in turn, cash available for distribution to the Company's stockholders.

The Company's rights under the Company's repurchase agreements may be subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of the Company or its lenders under the repurchase agreements, which may allow the Company's lenders to repudiate the Company's repurchase agreements.

In the event of the Company's insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the collateral agreement without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and the Company's claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, the Company's ability to exercise its rights to recover its assets under a repurchase agreement or to be compensated for any damages resulting from the lender's insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages the Company actually incurs.

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

Defending a lawsuit can consume significant resources and may divert management's attention from the Company's operations. The Company may be required to establish reserves for potential losses from litigation, which could be material. To the extent the Company is unsuccessful in its defense of any lawsuit, the Company could suffer losses which could be in excess of any reserves established relating to that lawsuit and these losses could be material.

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

In general, when the Company originates or acquires a fixed-rate mortgage loan or hybrid ARM or a RMBS collateralized by such asset, the Company may, but is not required to, enter into an interest rate swap agreement, MBS forward sales contract, or other hedging instrument that effectively fixes the Company's borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect the Company from rising interest rates, because the borrowing costs are fixed for the duration of the fixed-rate portion of the related asset.

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

In particular, the Dodd-Frank Act requires certain derivatives, including certain interest rate swaps, to be executed on a regulated market and cleared through a central counterparty. Unlike uncleared swaps, the counterparty for the cleared swaps is the clearing house, which reduces counterparty risk. However, cleared swaps require the Company to appoint clearing brokers and to post margin in accordance with the clearing house's rules, which has resulted in increased costs for cleared swaps over uncleared swaps. Margin requirements for uncleared swaps have recently been issued by certain regulators. Starting March 1, 2017, these rules will require the Company to post margin for uncleared swaps with swap dealers. The margin for both cleared and uncleared swaps will generally be limited to cash and certain types of securities. These requirements may increase the costs of hedging and induce the Company to change or reduce its use of hedging transactions.

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

Changes in the fair market values of most of the Company's assets will be directly charged or credited to stockholders' equity. As a result, a decline in values may reduce the book value of the Company. Moreover, if the decline in value of an available-for-sale security is other than temporary or if the Company elects the fair value option in respect of such security, such decline will reduce earnings.

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

While the Company has diversified its portfolio of assets in the manner described in this annual report on Form 10-K, the Company is not required to observe specific diversification criteria, except as may be set forth in the guidelines adopted by the Company's board of directors. Therefore, the Company's portfolio of assets may at times have been concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. For example, as of December 31, 2015, the five states that represented the largest portion of mortgage loans held for investment (measured by outstanding principal balance) were: California (26.2%); Florida (16.1%); Georgia (6.1%); New York (4.8%); and New Jersey (4.3%). To the extent that the Company's portfolio is concentrated in any one region or type of security, downturns relating generally to such region or type of security may result in defaults on a number of its assets within a short time period, which may reduce the Company's net income and the value of its common stock and accordingly reduce its ability to pay dividends to its stockholders.

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

Although mortgage originators generally underwrite mortgage loans in accordance with their predetermined loan underwriting guidelines, from time to time and in the ordinary course of business, originators may make exceptions to these guidelines. On a case by case basis, underwriters may determine that a prospective borrower that does not strictly qualify under the underwriting guidelines warrants an underwriting exception, based upon compensating factors. Compensating factors may include a lower loan-to-value ratio, a higher debt coverage ratio, experience as an owner or investor, higher borrower net worth or liquidity, stable employment, longer length of time in business and length of time owning the property. Loans originated with exceptions may result in a higher number of delinquencies and defaults.

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

Even if GMFS or another Company subsidiary obtains representations and warranties from the loan seller counterparties they may not parallel the representations and warranties GMFS or other Company subsidiaries make to subsequent purchasers of the loans or may otherwise not protect the seller from losses, including, for example, due to the counterparty being insolvent or otherwise unable to make payments arising out of damages for a breach of representation or warranty. Furthermore, to the extent the counterparties from which loans were acquired have breached their representations and warranties, such breaches may adversely impact the Company's business relationship with those counterparties, including by reducing the volume of business Company subsidiaries conduct with those counterparties, which could negatively impact their ability to acquire loans and the larger mortgage origination business. To the extent Company subsidiaries have significant exposure to representations and warranties made to it by one or more counterparties, the Company may determine, as a matter of risk management, to reduce or discontinue loan acquisitions from those counterparties, which could reduce the volume of mortgage loans available for acquisition and negatively impact the Company's business and financial results.

The Company and GMFS are subject to risks and can be exposed to significant losses relating to inaccurate representations made in connection with loan sales to third parties.

When selling loans (including sales to Agencies and into a securitization trust), GMFS has historically made and GMFS and other Company subsidiaries will in the future continue to make representations and warranties to the purchaser regarding characteristics of the mortgage loans, information about the mortgage borrower and the completeness of records and documentation relating to the mortgage loans. Similarly, in light of the strategic review and in order to reduce current market risk in its investment portfolio, as discussed elsewhere in this annual report on Form 10-K, the Company has recently begun the process of selling its seasoned, re-performing mortgage loans from its residential mortgage investments segment. Additionally, as part of the strategic review, the Company has made the decision to cease the purchase of newly originated residential mortgage loans as part of its mortgage conduit program and will begin the unwinding of the Company’s mortgage conduit business. The Company has made and will be required to make representations and warranties to the purchaser regarding the characteristics of whole loan assets included in any such sales. If the representations and warranties are inaccurate with respect to any mortgage loan, the seller of that loan may be obligated to repurchase the mortgage loan or pay damages, which may result in a loss.

In the aftermath of the financial crisis that began in 2007, a significant amount of litigation has been commenced by mortgage loan purchasers and their successors against mortgage loan originators and sellers, seeking to recover damages for losses incurred when purchased or securitized loans eventually defaulted. GMFS, which has been originating and selling mortgage loans to a range of different counterparties, including during periods prior to and leading up to the 2007 financial crisis, faces risks that counterparties that had purchased mortgage loans from GMFS will assert claims against GMFS for breach of representations and warranties arising out these historical mortgage loan sales. As disclosed in the Company's prior filings, GMFS had executed a statute of limitations tolling agreement with at least one counterparty with respect to mortgage loans that were sold by GMFS to the predecessor to this counterparty. This tolling agreement extends the time period by which this counterparty could bring claims against GMFS.

 The initial tolling agreement was executed by GMFS on December 12, 2013 and then further amended to extend the expiration date. Based on communications received in April 2015 from this counterparty, the Company believes that when this tolling agreement expires, absent further extension of the tolling agreement or settlement of the counterparty's claims, it is probable that the counterparty will initiate litigation against GMFS seeking substantial damages based on alleged breaches of representations and warranties made by GMFS. The most recent amendment of the tolling agreement extended the expiration date to June 2, 2016 and can be further extended by agreement of the parties. The Company also understands that this counterparty has commenced or threatened litigation arising out of historical mortgage loan purchases by its predecessor against a number of other mortgage loan originators. The Company estimates that dating back to a period that began approximately 17 years ago in 1999 and ended in 2006, approximately $1 billion of mortgage loans were sold servicing released by GMFS to the predecessor to this counterparty. While the historical claims experience of GMFS with respect to purchasers of mortgage loans from GMFS over the 1999 to 2006 period has not resulted in material damages claimed against or paid by GMFS, claims brought by this counterparty or other parties could expose GMFS to substantial damages that may be material, cause the Company and GMFS to devote significant management time and attention and other resources to resolving or defending these claims, require GMFS, the Company or its other subsidiaries to incur significant costs, or cause significant losses that may be material.

Although the Company has established a loan indemnification reserve for potential losses related to loan sale representations and warranties with a corresponding provision recorded for loan losses due to the early stage of this matter and the limited information available, the Company is not able to determine the likelihood of the outcome. Losses in excess of the loan indemnification reserve will be recovered by the Company as either a reduction of the total contingent consideration owed under the GMFS Merger Agreement given the indemnification provisions in the GMFS Merger Agreement or by withdrawing funds from an escrow account established by the sellers at the time of the acquisition (as of December 31, 2015, the balance of the escrow account was $4,004,424). The Company has delayed the first year installment payment of the contingent consideration. The Company believes that losses in excess of the loan indemnification reserve, total contingent consideration and the escrow account could have a material adverse impact on the Company's results of operations, financial position or cash flows. In the event of litigation or settlement with the counterparty, the Company intends to pursue claims against the sellers of GMFS seeking indemnification for any losses or any amounts paid in settlement, although there can be no assurance that such claims would be successful or that any amounts available for indemnification would be adequate.

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

In addition to traditional forward mortgage loans, GMFS also originates and acquires home equity conversion mortgage loans ("HECM loans"), which are reverse mortgage loans that are insured by the FHA. With a reverse mortgage loan, unlike a traditional forward mortgage loan, the borrower does not make ongoing cash payments of principal or interest. Rather, with a reverse mortgage loan, payment of interest and repayment of principal is not triggered until a maturity event—such as death, non-occupancy, sale of the property or other conveyance of title to the property, or a failure to perform certain obligations which remain uncured under the loan. The loan balance of a reverse mortgage loan accrues at a fixed or floating rate of interest and, similar to a traditional forward mortgage loan, the borrower continues to own and live in the home and remains responsible only for maintaining the home in good repair and paying real estate taxes and property insurance premiums for the life of the loan.

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

Homeowner association super priority liens, special assessments and energy efficiency liens may take priority over the mortgage lien.

Homeowner association super priority liens may take priority over the mortgage lien. In some jurisdictions it is possible that the first lien of a mortgage may be extinguished by super priority liens of homeowners associations ("HOAs"), potentially resulting in a loss of the outstanding principal balance of the mortgage loan. In a number of states, HOA or condominium association assessment liens can take priority over first lien mortgages in certain circumstances. The number of these so called superlien jurisdictions has increased in the past few decades and may increase further. Recent rulings by the highest courts in Nevada and the District of Columbia have held that the superlien statute provides the HOA or condominium association with a true lien priority rather than a payment priority from the proceeds of the sale, creating the ability to extinguish the existing senior mortgage and greatly increasing the risk of losses on mortgage loans secured by homes whose owners fail to pay HOA or condominium fees. If an HOA, or a purchaser of an HOA superlien, completes a foreclosure in respect of an HOA superlien on a mortgaged property, the related mortgage loan may be extinguished. In those circumstances, a loan owner could suffer a loss of the entire principal balance of such mortgage loan. A servicer might be able to attempt to recover, on an unsecured basis, by suing the related mortgagor personally for the balance, but recovery in these circumstances will be problematic if the related mortgagor has no meaningful assets against which to recover. Special assessments and energy efficiency liens may take priority over the mortgage lien. Mortgaged properties securing mortgage loans may be subject to the lien of special property taxes and/or special assessments. These liens may be superior to the liens securing the mortgage loans, irrespective of the date of the mortgage. In some instances, individual mortgagors may be able to elect to enter into contracts with governmental agencies for property assessed clean energy ("PACE") or similar assessments that are intended to secure the payment of energy and water efficiency and distributed energy generation improvements that are permanently affixed to their properties, possibly without notice to or the consent of the mortgagee. These assessments may also have lien priority over the mortgages securing mortgage loans. No assurance can be given that a mortgaged property so assessed will increase in value to the extent of the assessment lien. Additional indebtedness secured by the assessment lien would reduce the amount of the value of a mortgaged property available to satisfy the affected mortgage loan. Such actions could have a dramatic impact on the Company's business, results of operations and financial condition, and the cost of complying with any additional laws and regulations could have a material adverse effect on the Company's business, financial condition, results of operations, the market price of its common stock and its ability to pay dividends to its stockholders.

The Company's investments may include subordinated tranches of RMBS, which are subordinate in right of payment to more senior securities.

The Company's investments may include subordinated tranches of RMBS, which are subordinated classes of securities in a structure of securities collateralized by a pool of mortgage loans and, accordingly, are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions than more senior securities. As a result, such subordinated interests generally are not actively traded and may not provide holders thereof with liquid investments.

The Company's MSRs expose it to significant risks.

Fannie Mae and Freddie Mac generally require mortgage servicers to be paid a minimum servicing fee that significantly exceeds the amount a servicer would charge in an arm's-length transaction. The minimum servicing fee required by the Agencies is therefore made up of the normal arm's-length servicing fee and the excess mortgage servicing amount.

The Company's MSRs are recorded at fair value on the Company's balance sheet based upon significant estimates and assumptions, with changes in fair value included in the Company's consolidated results of operations. Such estimates and assumptions would include, without limitation, estimates of future cash flows associated with MSRs based upon assumptions involving interest rates as well as the prepayment rates, delinquencies and foreclosure rates of the underlying serviced mortgage loans.

The ultimate realization of the value of MSRs, which are measured at fair value on a recurring basis, may be materially different than the fair values of such MSRs as may be reflected in the Company's balance sheet as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. Accordingly, there may be material uncertainty about the fair value of the Company's MSRs.

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

The Company invests in residential mortgage loans, non-Agency RMBS, MSRs, Agency RMBS and other real estate-related and financial assets, including IOs. In a normal yield curve environment, an investment in such assets will generally decline in value if long-term interest rates increase. Declines in fair market value may ultimately reduce earnings or result in losses to the Company, which may negatively affect cash available for distribution to the Company's stockholders.

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

Because the Company holds and may originate additional fixed-rate assets, an increase in interest rates on the Company's borrowings may adversely affect its book value.

Increases in interest rates may negatively affect the fair market value of the Company's assets. Any fixed-rate assets the Company holds or originates generally will be more negatively affected by these increases than adjustable-rate assets. In accordance with accounting rules, the Company will be required to reduce its earnings for any decrease in the fair market value of its assets that are accounted for under the fair value option. The Company will be required to evaluate its assets on a quarterly basis to determine their fair value by using third-party bid price indications provided by dealers who make markets in these assets or by third-party pricing services. If the fair value of an asset is not available from a dealer or third-party pricing service, the Company will estimate the fair value of the asset using a variety of methods, including discounted cash flow analysis, matrix pricing, option-adjusted spread models and fundamental analysis. Aggregate characteristics taken into consideration include type of collateral, index, margin, periodic cap, lifetime cap, underwriting standards, age and delinquency experience. However, the fair value reflects estimates and may not be indicative of the amounts the Company would receive in a current market exchange. If the Company determines that a security is other-than-temporarily impaired, the Company would be required to reduce the value of such security on its balance sheet by recording an impairment charge in its income statement and its stockholders' equity would be correspondingly reduced. Reductions in stockholders' equity decrease the amounts the Company may borrow to originate or purchase additional target assets, which could restrict the Company's ability to increase its net income.

Because the assets the Company holds and expects to originate may experience periods of illiquidity, the Company may lose profits or be prevented from earning capital gains if the Company cannot sell mortgage-related assets at an opportune time.

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

A decline in the fair market value of the Company's assets and the assets which it intends to originate or acquire may require the Company to recognize an "other-than-temporary" impairment against such assets under accounting principles generally accepted in the United States (“U.S. GAAP”), if the Company were to determine that, with respect to any debt security in unrealized loss positions, the Company does not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, the Company would recognize realized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair market value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect the Company's future losses or gains, as they are based on the difference between the sale price received and the adjusted amortized cost of such assets at the time of sale. In addition, the Company has elected the fair value option for its residential mortgage loans and RMBS and future mortgage related assets may also be carried at fair value. Accordingly, declines in the fair value of these assets will also be recognized as unrealized losses through earnings and will adversely impact the results of its operations for the period in which such change in value occurs.

Goodwill and other intangible assets are also measured for impairment. If the Company determines that it is more likely than not that the carrying amount of these assets are not recoverable and the carrying amount of the assets are less than their fair value, an impairment loss will be recorded by the Company under U.S. GAAP. The impairment is recognized as an expense in the period in which it occurs and would adversely impact the results of operations for such period.

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

There are seldom any restrictions on borrowers' abilities to prepay their residential mortgage loans. Declines in interest rates may cause an increase in prepayment rates of mortgage loans. In addition, both HARP and actions by the U.S. Federal Reserve intended to lower interest rates may also cause an increase in prepayment rates. The Company generally receives distributions from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the RMBS. Faster than expected prepayments could adversely affect the Company's profitability, including in the following ways:

•	The Company may purchase residential mortgage loans and RMBS that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, the Company may pay a premium over the par value to acquire the asset. In accordance with U.S. GAAP, the Company may amortize this premium over the estimated term of the residential mortgage loans or RMBS. If the asset is prepaid in whole or in part prior to its maturity date, however, the Company may be required to expense the premium that was prepaid at the time of the prepayment.

•	The Company also may acquire residential mortgage loans and RMBS at a lower interest rate than the market interest rate at the time. This would adversely affect the Company's profitability.

•	Slower-than-expected prepayments may also adversely affect the fair market value of discounted residential mortgage loans and RMBS.

•	The Company anticipates that a substantial portion of its ARMs and adjustable-rate RMBS may bear interest rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If an ARM or adjustable-rate RMBS is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the Company will have held that ARM or RMBS while it was least profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.

•	If the Company is unable to originate new residential mortgage loans similar to the prepaid assets, the Company's financial condition, results of operation and cash flow would suffer. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions, the relative interest rates on fixed-rate mortgages and ARMs, the credit rating of the borrower, the rate of home price appreciation or depreciation, and foreclosures and lender competition.

While the Company will seek to minimize prepayment risk to the extent practical, it must balance prepayment risk against other risks and the potential returns of each asset. No strategy can completely insulate the Company from prepayment risk.

Recent market conditions may upset the historical relationship between interest rate changes and prepayment trends, which would make it more difficult for the Company to analyze its portfolio of assets. The Company is vulnerable to loss from prepayments if it purchased assets above par, especially in the event of additional mortgage loan modification and refinance programs or similar future legislative action.

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

Subject to applicable law, the Company's board of directors has the authority, without further stockholder approval, to authorize the Company to issue additional authorized shares of common stock and preferred stock on the terms and for the consideration it deems appropriate, including shares of common stock issuable upon exchange of the Exchangeable Senior Notes. The Company cannot predict the effect, if any, of future sales of its common stock, or the availability of shares for future sales, on the market price of its common stock. As of March 8, 2016, the Company had 8,897,800 shares of common stock outstanding which are comprised of (i) 7,970,886 shares of common stock, and (ii) 926,914 Operating Partnership units ("OP Units"), which are exchangeable, on a one-for-one basis, into cash or, at the Company's option, for shares of the Company's common stock. In addition, the Exchangeable Senior Notes are exchangeable for shares of the Company's common stock or, to the extent necessary to satisfy New York Stock Exchange (“NYSE”) listing requirements, cash, at an exchange rate of 54.3103 shares of common stock for each $1,000 aggregate principal amount of the Exchangeable Senior Notes, subject to adjustment and other limitations under certain circumstances. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" of this annual report on Form 10-K, for a discussion of the terms of the Exchangeable Senior Notes. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for the Company's common stock.

For as long as the Company is an emerging growth company, the Company will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about the Company's executive compensation, that apply to other public companies.

Upon the completion of its initial public offering (“IPO”), the Company became subject to reporting and other obligations under the Exchange Act. In April 2012, the Jumpstart Our Business Startups Act (the "JOBS Act") was enacted into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for "emerging growth companies," including certain requirements relating to accounting standards and compensation disclosure. The Company is an "emerging growth company" as defined in the JOBS Act and may remain an emerging growth company for up to five full fiscal years. Unlike public companies that are not "emerging growth companies," for as long as the Company is an emerging growth company, the Company will not be required to (i) provide an auditor's attestation report on internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), (ii) comply with any new requirements adopted by the Public Company Accounting Oversight Board ("PCAOB") requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iii) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (iv) provide certain disclosure regarding executive compensation required of larger public companies or (v) hold shareholder advisory votes on executive compensation. The Company cannot predict if investors will find its shares of common stock less attractive if the Company chooses to rely on these exemptions.

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

The Company's current policy is to pay distributions which will allow the Company to satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income tax on its undistributed income. The Company has not, however, established a minimum distribution payment level and the Company's ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this annual report on Form 10-K. All distributions will be made at the discretion of the Company's board of directors and will depend on the Company's earnings, its financial condition, any debt covenants, maintenance of the Company's REIT qualification, restrictions on making distributions under Maryland law and other factors as the Company's board of directors may deem relevant from time to time. The Company may not be able to make distributions in the future and the Company's board of directors may change the Company's distribution policy in the future. The Company believes that a change in any one of the following factors, among others, could adversely affect its consolidated results of operations and impair the Company's ability to pay distributions to its stockholders:

•	the profitability of the assets the Company holds, originates or acquires;

•	the Company's ability to make profitable acquisitions;

•	margin calls or other expenses that reduce the Company's cash flow;

•	defaults in the Company's asset portfolio or decreases in the value of the Company's portfolio; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

The Company cannot provide any assurance that it will achieve results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions in the future. In addition, some of the Company's distributions may include a return of capital.

As discussed elsewhere in this annual report on Form 10-K, in light of the strategic review and in order to reduce current market risk in its investment portfolio, the Company has recently begun the process of selling its seasoned, re-performing mortgage loans from its residential mortgage investments segment. A sale of these assets is expected to be completed early in the second quarter of 2016. Additionally, as part of the strategic review, the Company has made the decision to cease the purchase of newly originated residential mortgage loans as part of its mortgage conduit program and will begin the unwinding of the Company’s mortgage conduit business. These transactions are likely to result in a reduction of the Company’s investment income and may therefore result in a decision to curtail distributions in the future. If the Company is unable to close any such sale or similar transaction, the Company may not be able to re-establish a mortgage related portfolio in its residential mortgage investments segment which could impair the Company's ability to pay distributions to its stockholders.

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

Qualification for exemption from registration under the 1940 Act will limit the Company's ability to make certain investments. For example, these restrictions will limit the ability of the Company's subsidiaries to invest directly in mortgage back securities that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations and ABS, and real estate companies or in assets not related to real estate.

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

In the context of the on-going strategic review discussed elsewhere in this Form 10-K, the Company may liquidate its assets. The results of any such sale or liquidation could cause the Company to fail to qualify as a REIT.

Complying with REIT requirements may force the Company to liquidate or forego otherwise attractive investments, which could reduce returns on the Company's assets and adversely affect returns to the Company's stockholders.

To qualify as a REIT, the Company generally must ensure that at the end of each calendar quarter at least 75% of the value of its total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and RMBS. The remainder of the Company's investment in securities (other than government securities and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of the Company's assets (other than government securities and qualifying real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% beginning in 2018) of the value of the Company's total assets can be represented by stock and securities of one or more TRSs. If the Company fails to comply with these requirements at the end of any quarter, the Company must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. As a result, the Company may be required to liquidate from its portfolio otherwise attractive investments. These actions could have the effect of reducing the Company's income and amounts available for distribution to its stockholders. In addition, if the Company is compelled to liquidate its investments to repay obligations to its lenders, the Company may be unable to comply with these requirements, ultimately jeopardizing its qualification as a REIT. The REIT requirements described above may also restrict the Company’s ability to sell REIT-qualifying assets, including asset sales made in connection with a disposition of certain segments of the Company’s business or in connection with a liquidation of the Company, without adversely impacting the Company’s qualifications as a REIT. Furthermore, the Company may be required to make distributions to stockholders at disadvantageous times or when it does not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to the Company in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT.

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

Similarly, some of the RMBS that the Company purchases will likely have been issued with OID. The Company will be required to report such OID based on a constant yield method and income will accrue based on the assumption that all future projected payments due on such mortgage backed securities ("MBSs") will be made. If such MBSs turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year in which uncollectability is provable. Finally, in the event that any mortgage loans, RMBS or other debt instruments acquired by the Company are delinquent as to mandatory principal and interest payments, or in the event a borrower with respect to a particular debt instrument acquired by the Company encounters financial difficulty rendering it unable to pay stated interest as due, the Company may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, the Company may be required to accrue interest income with respect to subordinate RMBS at their stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while the Company would in general ultimately have an offsetting loss deduction available to it when such interest was determined to be uncollectible, the loss would likely be treated as a capital loss, and the utility of that loss would therefore depend on the Company's having capital gain in that later year or thereafter.

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

The interest apportionment rules under Treasury Regulation Section 1.856-5(c) provide that, if a mortgage is secured by both real property and other property, a REIT is required to apportion its annual interest income to the real property security based on a fraction, the numerator of which is the value of the real property securing the loan, determined when the REIT commits to acquire the loan, and the denominator of which is the highest "principal amount" of the loan during the year. Beginning in 2016, if a mortgage is secured by both real property and personal property and the value of the personal property does not exceed 15% of the aggregate value of the property securing the mortgage, the mortgage is treated as secured solely by real property for this purpose. IRS Revenue procedure 2014-51 interprets the "principal amount" of the loan to be the face amount of the loan, despite the Code's requirement that taxpayers treat any market discount, which is the difference between the purchase price of the loan and its face amount, for all purposes (other than certain withholding and information reporting purposes) as interest rather than principal.

The interest apportionment regulations apply only if the mortgage loan in question is secured by both real property and other property and, beginning in 2016, the value of personal property securing the mortgage exceeds 15% of the aggregate value of the property securing the mortgage. The Company expects that all or most of the mortgage loans that the Company acquires will be secured only by real property and no other property value is taken into account in the Company's underwriting process. Accordingly, it is not contemplated that the Company will regularly invest in mortgage loans to which the interest apportionment rules described above would apply. Nevertheless, if the IRS were to assert successfully that the Company's mortgage loans were secured by property other than real estate, that the interest apportionment rules applied for purposes of the Company's REIT testing, and that the position taken in IRS Revenue Procedure 2014-51 should be applied to certain mortgage loans in the Company's portfolio, then depending upon the value of the real property securing the Company's mortgage loans and their face amount, and the other sources of the Company's gross income generally, the Company may fail to meet the 75% REIT gross income test. If the Company does not meet this test, the Company could potentially lose its REIT qualification or be required to pay a penalty to the IRS.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 25% (20% beginning in 2018) of the value of a REIT's assets may consist of stock and securities of one or more TRSs. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.

The Company has elected, together with ZFC Funding Inc. ("ZFC Funding TRS") (formerly known as ZAIS I TRS, Inc.), for ZFC Funding TRS to be treated as a TRS, the Company has elected, together with ZFC Trust TRS I, LLC ("ZFC Trust TRS") for ZFC Trust TRS to be treated as a TRS, and the Company has elected, together with ZFC Honeybee TRS, LLC ("Honeybee TRS"), for Honeybee TRS to be treated as a TRS. ZFC Funding TRS, ZFC Trust TRS, Honeybee TRS and any other domestic TRS that the Company may form would pay U.S. federal, state and local income tax on its taxable income, and its after tax net income would be available for distribution to the Company but would not be required to be distributed to it by such domestic TRS. The Company anticipates that the aggregate value of the TRS stock and securities owned by it will be less than 25% (20% beginning in 2018) of the value of its total assets (including the TRS stock and securities). Furthermore, the Company will monitor the value of its investments in its TRSs to ensure compliance with the rule that no more than 25% (20% beginning in 2018) of the value of its assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). In addition, the Company will scrutinize all of the Company's transactions with TRSs to ensure that they are entered into on arm's-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that the Company will be able to comply with the TRS limitations or to avoid application of the 100% excise tax discussed above.

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

Net income that the Company derives from a prohibited transaction is subject to a 100% tax. The term "prohibited transaction" generally includes a sale or other disposition of property (including mortgage loans, but other than foreclosure property, as discussed below) that is held primarily for sale to customers in the ordinary course of a trade or business by the Company or by a borrower that has issued a shared appreciation mortgage or similar debt instrument to the Company. The Company might be subject to this tax if it were to dispose of or securitize loans, directly or through a subsidiary REIT, in a manner that was treated as a prohibited transaction for U.S. federal income tax purposes. The Company might also be subject to this tax if it were to sell assets in connection with a disposition of certain segments of the Company’s business or in connection with a liquidation of the Company. The Company intends to conduct its operations so that no asset that the Company or a subsidiary REIT owns (or is treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of the Company's business or the business of a subsidiary REIT. As a result, the Company may choose not to engage in certain sales of loans at the REIT level, and may limit the structures the Company utilizes for its securitization transactions, even though the sales or structures might otherwise be beneficial to the Company. In addition, whether property is held "primarily for sale to customers in the ordinary course of a trade or business" depends on the particular facts and circumstances. No assurance can be given that any property that the Company sells will not be treated as property held for sale to customers, or that the Company can comply with certain safe-harbor provisions of the Internal Revenue Code that would prevent such treatment. The 100% tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. The Company intends to structure its activities to avoid prohibited transaction characterization.

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

The failure of excess MSRs held by the Company to qualify as real estate assets, or the failure of the income from excess MSRs to qualify as interest from mortgages, could adversely affect the Company's ability to qualify as a REIT.

The Company may acquire excess MSRs. In recent private letter rulings, the IRS ruled that excess MSRs meeting certain requirements would be treated as an interest in mortgages on real property and thus a real estate asset for purposes of the 75% REIT asset test, and interest received by a REIT from such excess MSRs will be considered interest on obligations secured by mortgages on real property for purposes of the 75% REIT gross income test. A private letter ruling may be relied upon only by the taxpayer to whom it is issued, and the IRS may revoke a private letter ruling. Consistent with the analysis adopted by the IRS in such private letter rulings and based on advice of counsel, the Company intends to treat any excess MSRs that it acquires that meet the requirements provided in the private letter rulings as qualifying assets for purposes of the 75% REIT gross asset test and the Company intends to treat income from such excess MSRs as qualifying income for purposes of the 75% and 95% gross income tests. Notwithstanding the IRS's determination in the private letter rulings described above, it is possible that the IRS could successfully assert that any excess MSRs that the Company acquires do not qualify for purposes of the 75% REIT gross asset test and income from such MSRs does not qualify for purposes of the 75% and/or 95% gross income tests, which could cause the Company to be subject to a penalty tax and could adversely impact the Company's ability to qualify as a REIT.

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

The REIT provisions of the Internal Revenue Code may limit the Company's ability to hedge its assets and operations. Under these provisions, any income that the Company generates from transactions intended to hedge its interest rate risks will generally be excluded from gross income for purposes of the 75% and 95% gross income tests if (i) the instrument (A) hedges interest rate risk or foreign currency exposure on liabilities used to carry or acquire real estate assets or (B) hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests, (C ) hedges an instrument described in clause (A) or (B) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the hedged instrument, and (ii) such instrument is properly identified under applicable Treasury Regulations. In addition, any income from other hedges would generally constitute non-qualifying income for purposes of both the 75% and 95% gross income tests. As a result of these rules, the Company may have to limit its use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS, which could increase the cost of the Company's hedging activities or result in greater risks associated with interest rate or other changes than the Company would otherwise incur.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company uses the offices of ZAIS located at Two Bridge Avenue, Suite 322, Red Bank, New Jersey 07701-1106, telephone (732) 978-7518 in connection with its residential mortgage investments strategy and the offices of GMFS located at 7389 Florida Blvd, Suite 200A, Baton Rouge, Louisiana, 70806 for its residential mortgage banking operations. GMFS also has various branch locations which are located primarily throughout the southeastern United States.

Item 3. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2015, the Company was not involved in any legal proceedings. Also, see “Liquidity and Capital Resources – GMFS Transaction” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this annual report on Form 10-K for a discussion relating to the tolling agreement executed by GMFS.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is listed and traded on the NYSE under the symbol “ZFC.” On March 8, 2016 the last sales price for the Company’s common stock on the NYSE was $14.66 per share. The following table presents the high and low sales prices per share of the Company’s common stock during each calendar quarter for the years ended December 31, 2015 and December 31, 2014:

Period	High	Low
October 1, 2015 through December 31, 2015	$15.92	$13.13
July 1, 2015 through September 30, 2015	16.70	13.08
April 1, 2015 through June 30, 2015	19.00	16.10
January 1, 2015 through March 31, 2015	18.40	17.05

Period	High	Low
October 1, 2014 through December 31, 2014	$18.51	$17.01
July 1, 2014 through September 30, 2014	19.48	15.93
April 1, 2014 through June 30, 2014	16.82	16.00
January 1, 2014 through March 31, 2014	18.09	15.83

 Holders

As of March 8, 2016, the Company had 13 registered holders of its common stock. The 13 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of the Company’s common stock. Such information was obtained through the Company’s registrar and transfer agent.

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

During 2015, the Company declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount per Share and OP Unit
March 19, 2015	March 31, 2015	April 15, 2015	$0.40
June 18, 2015	June 30, 2015	July 15, 2015	$0.40
September 17, 2015	September 30, 2015	October 15, 2015	$0.40
December 17, 2015	December 31, 2015	January 15, 2016	$0.40

During 2014, the Company declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount per Share and OP Unit
March 19, 2014	March 31, 2014	April 14, 2014	$0.40
June 17, 2014	June 30, 2014	July 15, 2014	$0.40
September 17, 2014	September 30, 2014	October 15, 2014	$0.40
December 18, 2014	December 31, 2014	January 15, 2015	$0.40

A portion of the dividends paid for 2015 and 2014 were characterized as a return of capital for U.S. federal income tax purposes.

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

The following graph is a comparison of the cumulative total stockholder return on the Company’s shares of common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”), the Russell 2000 Index (the “Russell 2000”) and the SNL Finance REIT Index, a peer group index from February 8, 2013 (commencement of trading on the NYSE) to December 31, 2015. The graph assumes that $100 was invested on February 8, 2013 in the Company’s shares of common stock, the S&P 500 Index, the Russell 2000 and the SNL Finance REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company’s common stock will continue in line with the same or similar trends depicted in the graph below.

	Period Ending
Index	02/08/13	06/30/13	12/31/13	06/30/14	12/31/14	06/30/15	12/31/15
ZAIS Financial Corp.	100.00	92.09	90.80	98.78	107.27	105.31	103.82
S&P 500	100.00	106.73	124.14	133.00	141.13	142.87	143.09
Russell 2000	100.00	107.63	128.97	133.08	135.28	141.71	129.31
SNL US Finance REIT	100.00	89.06	88.15	101.98	100.95	96.79	92.57

Source: SNL Financial LC, Charlottesville, VA © 2015

Securities Authorized For Issuance Under Equity Compensation Plans

During 2012, the Company adopted its 2012 equity incentive plan (the “2012 Plan”). The 2012 Plan authorizes the Compensation Committee to approve grants of equity-based awards to the Company’s officers and directors and officers and employees of the Advisor and its affiliates. The 2012 Plan provides for grants of equity awards up to, in the aggregate, the equivalent of 5% of the issued and outstanding shares of the Company’s common stock from time to time (on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities into shares of common stock)) at the time of the award. As of March 8, 2016, the Company had 8,897,800 shares of common stock outstanding, which are comprised of (i) 7,970,886 shares of common stock and (ii) 926,914 OP Units, which are exchangeable, on a one-for-one basis, into cash or, at the Company’s option, for shares of the Company’s common stock. In addition, the Exchangeable Senior Notes are exchangeable for shares of the Company’s common stock or, to the extent necessary to satisfy NYSE listing requirements, cash, at an exchange rate of 54.3103 shares of common stock for each $1,000 aggregate principal amount of the Exchangeable Senior Notes, subject to adjustment and other limitations under certain circumstances. At December 31, 2015, no awards had been granted under the 2012 Plan, and at March 8, 2016, 533,868 shares were available for future issuance under the 2012 Plan, based on a total of 10,677,360 shares of common stock outstanding on a diluted basis, comprised of 7,970,886 shares of common stock, 926,914 OP Units and 1,779,560 shares of common stock issuable upon exchange of the Exchangeable Senior Notes without stockholder approval for issuances above this threshold.

The following table presents certain information about the Company’s equity compensation plan as of December 31, 2015:

Award	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table) (1)
Equity compensation plans approved by stockholders	—	$—	—
Equity compensation plans not approved by stockholders (2)	—	—	533,868
Total	—	$—	533,868

(1)	The 2012 Plan provides for grants of equity awards up to, in the aggregate, the equivalent of 5% of the issued and outstanding shares of the Company’s common stock from time to time (on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities into shares of common stock)) at the time of the award.
(2)	The 2012 Plan was adopted in December 2012, prior to the completion of the Company’s IPO. No awards have been granted pursuant to this plan.

Recent Sales of Unregistered Equity Securities; Use of Proceeds from Registered Securities

None.

Recent Purchases of Equity Securities

The Company did not purchase equity securities in 2015 or 2014.

Item 6. Selected Financial Data.

The Company derived its selected consolidated financial data (i) as of December 31, 2015 and for the year ended December 31, 2015; (ii) as of December 31, 2014 and for the year ended December 31, 2014; and (iii) as of December 31, 2013 and for the year ended December 31, 2013 from its audited consolidated financial statements appearing in this annual report on Form 10-K. The Company derived its selected consolidated financial data as of December 31, 2012 and for the year ended December 31, 2012; and as of December 31, 2011 and for the period from July 29, 2011 (the date of the Company’s inception) to December 31, 2011, from its audited consolidated financial statements not appearing in this annual report on Form 10-K.

This information should be read in conjunction with Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” included in this annual report on Form 10-K.

	Year Ended December 31, 2015	Year Ended December 31, 2014 (1)	Year Ended December 31, 2013	Year Ended December 31, 2012		For the period July 29, 2011 (date of the Company’s inception) to December 31, 2011
	(dollars in thousands, except share and per share data)
Operating Data:

Total interest income	$37,803	$41,593	$26,418	$9,398		$3,618
Total interest expense	18,850	17,260	7,095	1,387		296
Net interest income	18,953	24,333	19,323	8,011		3,322
Mortgage banking activities, net	45,857	5,439	—	—		—
Loan servicing fee income, net of direct costs	7,092	930	—	—		—
Change in fair value of mortgage servicing rights	(4,128)	(1,684)	—	—		—
Other (losses)/gains	(13,978)	18,931	(2,166)	16,436		(7,678)
Total expenses	50,855	18,994	9,604	4,181	(2)	779
Net (loss)/income attributable to ZAIS Financial Corp. common stockholders	(1,261)	26,742	6,658	19,434		(5,134)
Net (loss)/income per share applicable to common stockholders:
Basic	$(0.16)	$3.35	$0.92	$7.13		$(1.70)
Diluted	$(0.16)	$3.08	$0.92	$7.13		$(1.70)

Weighted average number of shares of common stock outstanding:
Basic	7,970,886	7,970,886	7,273,366	2,724,252		3,022,617
Diluted	8,897,800	10,677,360	8,200,280	2,773,845		3,022,617
Dividends declared per share of common stock	$1.60	$1.60	$2.12	$4.11		$—

	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012		As of December 31, 2011
	(dollars in thousands, except per share data)
Balance Sheet Data:
Total assets	$775,139	$792,399	$620,081	$201,648		$154,105
Total liabilities	597,361	599,015	442,312	136,507	(3)	98,787
Total ZAIS Financial Corp. stockholders’ equity	159,224	173,238	159,250	45,042		55,318
Total non-controlling interests	18,554	20,145	18,519	20,099		—
Stockholders’ equity per share of common stock and OP Units	19.98	21.73	19.98	21.68	(4)	18.30

(1)	On October 31, 2014 the Company completed the acquisition of GMFS. The Company has recognized the revenues and earnings related to its investment in GMFS for the period from the acquisition date to December 31, 2014 in its consolidated statements of operations.
(2)	Includes interest on common stock repurchase liability of $1.8 million.
(3)	Includes $11.2 million in common stock repurchase liability which, as of December 31, 2012, the Company had expected to pay in January 2013 for the repurchase of 515,035 shares of its common stock from one of the Company’s institutional stockholders. In January 2013, the Company agreed with this institutional stockholder to repurchase only 265,245 of its shares (rather than 515,035 shares).
(4)	The shares of common stock outstanding for purposes of this stockholders’ equity per share calculation do not include 515,035 shares of common stock that the Company agreed to repurchase from one of its institutional stockholders in January 2013 at a price per share equal to the book value per share as of December 31, 2012. In January 2013, the Company agreed with this institutional stockholder to repurchase only 265,245 of its shares (rather than 515,035 shares).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying Notes included in Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K.

Overview

 The Company invests in residential mortgage loans. GMFS, a mortgage banking platform the Company acquired in October 2014, originates, sells and services mortgage loans and the Company acquires performing, re-performing and newly originated loans through other channels. The Company also invests in, finances and manages non-Agency RMBS with an emphasis on securities that, when originally issued, were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations and MSRs. The Company also has the discretion to invest in Agency RMBS, including through TBA contracts, and in other real estate-related and financial assets, such as IOs. The Company refers collectively to its assets as its ’target assets’.

As announced on November 4, 2015, the Company has engaged a financial advisor to assist in evaluating potential strategic alternatives to enhance stockholder value. The continuing strategic review includes the exploration of merger or sale transactions involving the Company or a liquidation of the Company's assets. The Company and its financial advisor have engaged in preliminary discussions with several potential counterparties. While the Company is currently engaged in discussions with a potential counterparty about a potential merger or sale transaction, there is no assurance that the discussions will lead to a definitive merger or sale transaction, which would be subject to approval by the Company’s board of directors and its stockholders. In the event that the Company does not reach a definitive agreement with respect to a merger or sale transaction, management of the Company intends to present to the Company’s board of directors for its consideration a plan of liquidation. There is no assurance that the Company’s board of directors will approve any plan of liquidation and recommend its acceptance by the Company’s stockholders. In light of the strategic review and in order to reduce current market risk in its investment portfolio, the Company has recently begun the process of selling its seasoned, re-performing mortgage loans from its residential mortgage investments segment. A sale of these assets is expected to be completed early in the second quarter of 2016. If completed, these mortgage loan sales are likely to result in a reduction of the Company’s investment income and may therefore result in a decision to curtail dividends in the future. Additionally, as part of the strategic review, the Company has made the decision to cease the purchase of newly originated residential mortgage loans as part of its mortgage conduit purchase program and will begin the unwinding of the Company’s mortgage conduit business. Consistent with these changes to the Company’s strategy, on March 9, 2016, Brian Hargrave resigned as the Company’s Chief Investment Officer and will be succeeded by Christian Zugel, the current Chairman of the Company’s board of directors. The Company does not intend to disclose further developments until the review is complete and the Company’s board of directors has taken action with respect to the strategic review.

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

The Company was incorporated in Maryland on May 24, 2011 and has elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2011. The Company is organized in a format pursuant to which it serves as the general partner of, and conducts substantially all of its business through, its Operating Partnership subsidiary, ZAIS Financial Partners, L.P., a Delaware limited partnership. The Company is externally managed by the Advisor, a subsidiary of ZAIS, and has no employees except for those employed by GMFS, its wholly-owned subsidiary. GMFS had 246 employees at December 31, 2015. The Company also expects to operate its business so that it is not required to register as an investment company under the 1940 Act.

Pursuant to the terms of the GMFS Merger Agreement among Honeybee TRS, Honeybee Acquisitions, GMFS, and Honeyrep, LLC, solely in its capacity as the security holder representative, Honeybee Acquisitions merged with and into GMFS on October 31, 2014, with GMFS continuing as the surviving entity and an indirect subsidiary of the Company. GMFS is an approved Fannie Mae Seller-Servicer, Freddie Mac Seller-Servicer, Ginnie Mae issuer, HUD/FHA Mortgagee, USDA approved originator and VA Lender. GMFS currently originates loans that are eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, VA and USDA through retail, correspondent and broker channels. GMFS also originates and sells reverse mortgage loans as part of its existing operations.

The final purchase price was approximately $61.2 million, net of approximately $1.7 million received from an escrow account pursuant to the GMFS Merger Agreement, based on the final reconciliation of GMFS's net tangible assets. The net tangible assets at closing were comprised of the estimated fair value of GMFS's MSR portfolio, the estimated value of GMFS's net tangible assets and a purchase price premium. In addition to cash paid at closing, two contingent $1 million deferred premium payments payable in cash over two years, plus the Production and Profitability Earn-Out. The $2 million of deferred premium payments is contingent on GMFS remaining profitable and retaining certain key employees. The Production and Profitability Earn-Out is dependent on GMFS achieving certain profitability and loan production goals and is capped at $20 million. Up to 50% of the Production and Profitability Earn-Out may be paid in common stock of the Company, at the Company's option. The estimated present value of the total contingent consideration at October 31, 2014 was $11.4 million based on the future production and earnings projections of GMFS over the four-year earn-out period (at December 31, 2015 the contingent consideration liability was $11.3 million). The Company funded the closing cash payment through a combination of available cash and the sale of a portion of its non-Agency RMBS portfolio. As discussed above, pursuant to the GMFS Merger Agreement, based on the final reconciliation of the October 31, 2014 values, the Company received $1,684,263 in June 2015 from an escrow account established at the time of the closing. The Company recorded a reduction to goodwill in the consolidated balance sheets that included this amount, along with other final closing adjustments. Additionally, in 2015 the goodwill and other intangible assets were measured for impairment. The Company determined that it is more likely than not that the carrying amount of these assets are recoverable and therefore, the Company did not recognize any impairment of these assets under U.S. GAAP.

The Company is externally managed by the Advisor, a subsidiary of ZAIS. On March 17, 2015, a business combination was completed between HF2 Financial, a special purpose acquisition company, and ZGP, which wholly owns ZAIS, pursuant to a definitive agreement dated September 16, 2014. The current owners of ZGP did not receive any proceeds at the closing of the transaction and retained a significant equity stake in ZGP. Following the close of the transaction, ZAIS's management team has remained in place to continue to lead the combined organization.

The Company operated as one operating segment prior to the acquisition of GMFS on October 31, 2014. Subsequent to the acquisition of GMFS on October 31, 2014, the Company operates in two operating segments: residential mortgage investments and residential mortgage banking. These operating segments have been identified based on the Company's organizational and management structure. These segments are based on an internally-aligned segment structure, which is how the Company's results are monitored and performance is assessed.

The residential mortgage investments segment includes a portfolio of mortgage loans which were either distressed, re-performing or newly originated at the time of purchase. The residential mortgage banking segment includes the operations of GMFS, which originates mortgage loans for subsequent sale as either servicing retained or released, and expenses incurred by ZFC Honeybee TRS, LLC.

At December 31, 2015, the Company held a diversified portfolio of mortgage loans, RMBS and MSRs with an aggregate fair value of $671.2 million, comprised of the following:

Residential Mortgage Investments

•	Performing, re-performing and newly originated loans with a fair value of $397.7 million;

•	RMBS assets with a fair value of $109.3 million, consisting primarily of senior tranches of non-Agency RMBS that were originally highly rated but subsequently downgraded and,

Residential Mortgage Banking

•	Mortgage loans originated by the GMFS mortgage banking platform and held for sale with a fair value of $116.0 million; and

•	MSRs with a fair value of $48.2 million.

Factors Impacting Operating Results

The Company’s results of operations for the year ended December 31, 2015 were impacted by a number of factors. Home prices, which are a significant correlating factor to the Company’s performance, rose 5.25% for the 12 months ended November 2015 according to Case Shiller (20 City Index, seasonally adjusted). In addition, as the housing markets continue to recover from the credit crisis, most housing metrics continue to improve including: the level of distressed homes for sale, delinquencies and foreclosures. Interest rates moved modestly higher during the year, and in December the Federal Reserve initiated its first increase in the federal funds target rate since the financial crisis.  This served to raise short-term borrowing costs and was largely in line with market expectations.  Fixed income market volatility increased during the second half of the year, in particular in the high yield corporate debt markets.  This caused some spread widening in most fixed income credit sectors, including non-Agency RMBS.  The market for residential mortgage loans was also somewhat negatively impacted by these market dynamics. Labor market conditions showed improvement and a benign inflation environment continued, all of which are supportive of mortgage credit performance. The RMBS and whole loan portfolios saw a decline in market value during the year.

The Company expects that the results of its operations will also be affected by a number of other factors, including the level of its net interest income, the fair value of its assets and the supply of, and demand for, the target assets in which it may invest. The Company's net interest income, which includes the amortization of purchase premiums and accretion of purchase discounts, varies, primarily as a result of changes in market interest rates and prepayment speeds, as measured by Constant Prepayment Rates (“CPR”) on the Company's target assets. Interest rates and prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. The Company's operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans are held directly by the Company or included in its non-Agency RMBS or Other Investment Securities or in other assets it may originate or acquire.

At December 31, 2015, the Company held a diversified portfolio of mortgage loans held for investment with a fair value of $397.7 million, mortgage loans held for sale with a fair value of $116.0 million, RMBS assets with a fair value of $109.3 million and MSRs with a fair value of $48.2 million.

Changes in Fair Value of the Company’s Assets

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

Conversely, decreases in interest rates, in general, may, over time, cause: (i) prepayments on the Company's residential mortgage investments and RMBS to increase, thereby accelerating the amortization of its purchase premiums and the accretion of its purchase discounts; (ii) the interest expense associated with its borrowings to decrease; (iii) the value of its fixed-rate portfolio to increase; (iv) the value of its interest rate swap agreements to decrease; (v) coupons on its ARMs and hybrid ARMs held for investment (including RMBS secured by such collateral) and other floating rate securities to reset, although on a delayed basis, to lower interest rates; (vi) an increase in the Company's mortgage banking origination volume and operating activities; and (vii) the value of its MSRs to decrease. At December 31, 2015, 36.4% of the Company's performing mortgage loans held for investment, as measured by fair value consisted of mortgage loans with a variable interest rate component, including ARMs and hybrid ARMs. At December 31, 2015, 36.7% of the Company's RMBS assets, as measured by fair value, consisted of RMBS assets with a variable interest rate component, including ARMs and hybrid ARMs. Additionally, at December 31, 2015, 100.0 % of the Company's Other Investment Securities, as measured by fair value, consisted of the Fannie Mae Risk Transfer Notes (“FMSA Notes”) and the Freddie Mac Structured Agency Credit Risk Notes (“FMRT Notes”) with a variable interest rate component.

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

A large portion of the mortgage loans held for investment that the Company acquired was current in their payment status at the time of acquisition. The Company calculates delinquency roll rates for its mortgage loan portfolio which represent the percentage of loans, as measured by unpaid principal balance that were in current payment status in the prior month but became delinquent in the measured month. The Company's delinquency roll rates have generally outperformed its model projections from late 2013 when the whole loan portfolio achieved scale through December 31, 2015.

Size of Investment Portfolio

The size of the Company's investment portfolio, as measured by the aggregate principal balance of its mortgage-related securities and the other assets the Company owns, is a key driver of revenues and expenses. The amount of interest income the Company receives and the amount of interest expense to finance these assets is generally dependent on the size of the investment portfolio.

Regulatory Update

The Dodd-Frank Act directed the CFPB to integrate certain mortgage loan disclosures under the TILA and the RESPA, and effective October 3, 2015, new disclosure rules went into effect for newly originated residential mortgage loans.   These rules include RESPA new consumer disclosure forms, new processes for determining when disclosures must be updated and new timelines for providing disclosure documents to borrowers.  The new rules have created the need for substantial system and process changes and new training within the mortgage loan origination industry.

Under the direction and guidance of the Federal Housing Finance Agency, Freddie Mac and Fannie Mae ("GSEs" or "Agencies") are developing a common securitization platform ("CSP") for their single-family mortgage securitization activities, including the issuance by both GSEs of a single MBS. The CSP is expected to be a common information technology platform that will use industry-standard software, systems and data requirements and will be adaptable for use by other market participants in the future. The CSP is being developed by a joint venture owned by the GSEs and will leverage the GSEs’ existing security structures and would encompass many of the pooling features of the current Fannie Mae MBS and more of the disclosure framework of the current Freddie Mac participation certificate. The Federal Housing Finance Agency is expected to make an announcement in 2016 as to the date that Freddie Mac is expected to begin using the CSP as part of its first phase, with Fannie Mae to begin using the CSP at a later time.

In October 2014, the Federal Housing Finance Agency announced a plan that could ease credit, enabling more people to qualify for mortgages by further relaxing agreements that determine when Fannie Mae and Freddie Mac can require lenders to buy back bad loans and permitting borrowers to qualify for certain mortgage loans with smaller down payments than are now required. In October 2015, Fannie Mae and Freddie Mac further modified their buy back policies (which took effect on January 1, 2016) to provide potential alternatives to repurchase in respect of certain categories of loan defects. These plans and policy changes are designed to provide lenders with more clarity and transparency and to offer reassurances to lenders that fear they could suffer unpredictable losses on the loans that they securitize through the GSEs. It remains unclear which, if any, of the currently proposed legislation or initiatives will be enacted, and, if any legislation or initiatives are enacted, what the impact of such legislation or initiatives will be. For a discussion of additional risks relating to the Company's business, see Item 1A, “Risk Factors” of this annual report on Form 10-K.

Recent U.S. Federal Income Tax Legislation

On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act of 2016, an omnibus spending bill, with a division referred to as the Protecting Americans From Tax Hikes Act of 2015 (the “PATH Act”). The PATH Act changes certain of the rules affecting REIT qualification and taxation of REITs and REIT shareholders, which are briefly summarized below.

•	For taxable years beginning after 2017, the percentage of a REIT's total assets that may be represented by securities of one or more Taxable REIT subsidiaries (“TRSs”) is reduced from 25% to 20%.

•	“Publicly offered REITs” (which generally include any REIT required to file annual and periodic reports with the SEC, including the Company) are no longer subject to the preferential dividend rules for taxable years beginning after 2014.

•	For taxable years beginning after 2015, debt instruments issued by publicly offered REITs are qualifying assets for purposes of the 75% REIT asset test. However, no more than 25% of the value of a REIT's assets may consist of debt instruments that are issued by publicly offered REITs that are not otherwise treated as real estate assets, and interest on debt of a publicly offered REIT will not be qualifying income under the 75% REIT gross income test unless the debt is secured by real property.

•	For taxable years beginning after 2015, to the extent rent attributable to personal property is treated as rents from real property (because rent attributable to the personal property for the taxable year does not exceed 15% of the total rent for the taxable year for such real and personal property), the personal property will be treated as a real estate asset for purposes of the 75% REIT asset test. Similarly, debt obligation secured by a mortgage on both real and personal property will be treated as a real estate asset for purposes of the 75% asset test, and interest thereon will be treated as interest on an obligation secured by real property, if the fair market value of the personal property does not exceed 15% of the fair market value of all property securing the debt.

•	For taxable years beginning after 2014, the period during which dispositions of properties with net built-in gains from C corporations in carry-over basis transactions will trigger the built-in gains tax is reduced from ten years to five years.

•	For taxable years beginning after 2015, a 100% excise tax will apply to “redetermined services income, ” i.e., non-arm’s-length income of a REIT’s TRS attributable to services provided to, or on behalf of, the REIT (other than services provided to REIT tenants, which are potentially taxed as redetermined rents).

•	The rate of withholding tax applicable under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) to certain sales and other dispositions of U.S. real property interests (“USRPIs”) by non-U.S. persons, and certain distributions from corporations whose stock may constitute a USRPI, is increased from 10% to 15% for dispositions and distributions occurring after February 16, 2016.

•	For dispositions and distributions on or after December 18, 2015, the stock ownership thresholds for exemption from FIRPTA taxation on sale of stock of a publicly traded REIT and for recharacterizing capital gain dividends received from a publicly traded REIT as ordinary dividends is increased from not more than 5% to not more than 10%.

•	Effective December 18, 2015, certain look-through presumption, and other rules will apply for purposes of determining if the Company qualifies as domestically controlled.

•	For dispositions and distributions after December 18, 2015, certain “qualified foreign pension funds” satisfying certain requirements, as well as entities that are wholly owned by a qualified foreign pension fund, are exempt from income and withholding taxes applicable under FIRPTA. In addition, new FIRPTA rules apply to ownership of REIT shares by “qualified shareholders,” which generally include publicly traded non-U.S. stockholders meeting certain requirements.

Selected Financial Highlights

 A summary of the Company’s results for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 is below, followed by an overview of the market conditions that impacted the Company’s results during the year:

	Year Ended
	December 31, 2015		December 31, 2014		December 31, 2013
U.S. GAAP net (loss)/income	$(1.4) million		$29.9 million		$7.6 million
U.S. GAAP net (loss)/income per diluted weighted average share outstanding	$(0.16)		$3.08		$0.92
Core Earnings	$13.5 million		$11.9 million		$9.7 million
Core Earnings per diluted weighted average share outstanding	$1.52		$1. 33		$1.19
Book value per share of common stock and OP Unit, at end of year	$19.98		$21.73		$19.98
Leverage ratio, at end of year	2.97	x	2.84	x	2.42	x

Non-U.S. GAAP Financial Measures

The Company believes that providing investors with Core Earnings, a non-U.S. GAAP financial measure, in addition to the related U.S. GAAP measures, gives investors greater transparency to the information used by management in its financial and operational decision-making. The Company defines Core Earnings as net interest income, plus non-interest income from its mortgage banking platform (excluding the after tax change in fair value of MSRs resulting from changes in values of market related inputs or assumptions used in a valuation model) less total operating expenses (excluding the after tax effect of depreciation and amortization, changes in contingent consideration, amortization of deferred premiums, production and profitability earn-outs and certain non-recurring adjustments) plus/(less) the income tax benefit/(expense) related to the Company's TRSs using the applicable effective tax rate for the period. The Company's mortgage banking platform is primarily comprised of income related to originating, selling, and servicing mortgage loans.

Core Earnings is an incomplete measure of the Company's financial performance and involves differences from net income computed in accordance with U.S. GAAP. Therefore it should be considered along with, but not as an alternative to, the Company's net income computed in accordance with U.S. GAAP as a measure of the Company's financial performance. In addition, because not all companies use identical calculations, the Company's presentation of Core Earnings may not be comparable to other similarly-titled measures of other companies.

The following table reconciles net (loss)/income computed in accordance with U.S. GAAP to Core Earnings:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(dollars in thousands, except per share data)
Net (loss)/income after income taxes– U.S. GAAP	$(1,419)	$29,852	$7,553
Recurring adjustments for non-core earnings:
Change in unrealized gain or loss on mortgage loans held for investment	9,369	(22,814)	(7,136)
Change in unrealized gain or loss on real estate securities	4,851	2,994	7,171
Change in unrealized gain or loss on Other Investment Securities	334	226	—
Change in unrealized gain or loss on real estate owned	435	504	—
Realized gain on mortgage loans held for investment	(1,479)	(1,839)	(1,299)
Realized (gain)/loss on real estate securities	(19)	(3,694)	9,046
Realized loss/(gain) on other investment securities	155	(227)	—
Realized loss/(gain) on real estate owned	160	(2)	—
Loss/(gain) on derivative instruments related to investment portfolio	172	5,922	(5,615)
Change in fair value of MSRs resulting from changes in values of market related inputs or assumptions used in a valuation model, net of tax	(18)	852	—
Change in contingent consideration, net of tax	(87)	—	—
Amortization of deferred premiums, production and profitability earn-outs, net of tax	514	—	—
Depreciation and amortization, net of tax	561	92	—
Non-controlling interests	12	—	—
Core Earnings – non-U.S. GAAP	$13,541	$11,866	$9,720
Core Earnings – per diluted weighted average share outstanding – non-U.S. GAAP	$1.52	$1.33	$1.19 (1)

(1) Calculation has been revised to conform with current period’s methodology.

Core Earnings was $13.5 million for the year ended December 31, 2015 compared to $11.9 million for the year ended December 31, 2014. The increase in Core Earnings was primarily due to an increase of $6.3 million (net of income taxes) due to the acquisition of GMFS on October 31, 2014, offset by a decrease of $4.7 million related to the Company’s residential mortgage investment portfolio due to the sale of RMBS to fund the acquisition of GMFS.

Core Earnings was $11.9 million for the year ended December 31, 2014 compared to $9.7 million for the year ended December 31, 2013. The increase in Core Earnings was primarily due to an increase of $2.2 million (net of income taxes) due to the acquisition of GMFS on October 31, 2014.

Financial Overview

The Company reported GAAP net loss for the year ended December 31, 2015 of $1.4 million or $0.16 per diluted weighted average share outstanding, compared with net income of $29.9 million or $3.08 per diluted weighted average share outstanding for the same period in 2014.  For the year ended December 31, 2015, the Company recognized unrealized and realized losses of $14.0 million related to its investment portfolio compared to unrealized and realized gains of $18.9 million for the same period in 2014. The unrealized losses in 2015 were primarily attributable to the market dynamics discussed in Item 1, “Business” of this annual report on Form 10-K as well as principal amortization from scheduled paydowns. These results include GMFS operations, which contributed $13.5 million of net income before income taxes for the year ended December 31, 2015 compared to $583,000 of net income for the same period in 2014. The 2014 results include GMFS for the period from October 31, 2014 (the date of acquisition) to December 31, 2014.

GMFS

Highlights of the GMFS operating activity (which is included in the Company’s residential mortgage banking segment) for the year ended December 31, 2015 are as follows:

Mortgage originations (1)
Unpaid principal balance	$1.8 billion
Percentage of originations
Purchases	65.1%
Refinancing	34.9%

Interest rate locks entered into	$2.3 billion

Mortgage loans sold (1)
Unpaid principal balance	$1.8 billion
Percentage of unpaid principal balance
Fannie Mae or Freddie Mac securitizations	58.0%
Ginnie Mae securitizations	30.2%
Other investors	11.8%

Core Earnings (2)(3)	$13.5 million
Other (primarily the change in the fair value of the MSR portfolio due to changes in values of market related inputs or assumptions used in a valuation model)	$— (4)
Net income before income taxes (3)	$13.5 million

(1) Excludes reverse mortgages.

(2) See definition of Core Earnings in the “Non-U.S. GAAP Financial Measures” section included in this annual report on Form 10-K.

(3) Excludes operating and other expenses and income taxes incurred in the residential mortgage banking segment by ZFC Honeybee TRS, LLC, the parent company of GMFS.

(4) Amount is less than $100,000

Highlights of the GMFS MSRs at December 31, 2015 are as follows:

MSR
Unpaid principal balance	$4.2 billion
Fair market value	$48.2 million
Percentage of unpaid principal balance serviced
Fannie Mae or Freddie Mac securitizations	64.3%
Ginnie Mae securitizations	35.7%

Weighted average gross coupon	3.9%

Investment activity during the years ended, December 31, 2015, December 31, 2014 and December 31, 2013 and as of December 31, 2015 and December 31, 2014

Mortgage Loans Held for Investment, at fair value

The Company’s mortgage loans held for investment, at fair value consist of (i) loans which were distressed and re-performing and showed evidence of credit deterioration at the time of purchase and (ii) newly originated at the time of purchase:

Distressed and re-performing loans at the time of purchase

During the year ended December 31, 2015, the Company did not acquire any mortgage loans held for investment which showed evidence of credit deterioration at the time of purchase.

During the years ended December 31, 2014 and December 31, 2013, the Company's acquisition of mortgage loans held for investment which showed evidence of credit deterioration at the time of purchase was as follows:

	Year Ended
	December 31, 2014	December 31, 2013
	(dollars in thousands)
Aggregate Unpaid Principal Balance	$100,422	$412,865
Loan Repurchase Facilities Used	60,557	231,981

The Company did not sell any mortgage loans held for investment which showed evidence of credit deterioration at the time of purchase in during the years ended December 31, 2015, December 31, 2014 or December 31, 2013.

The following table sets forth certain information regarding the Company’s mortgage loan portfolio held for investment at December 31, 2015 and December 31, 2014 which showed evidence of credit deterioration at the time of purchase:

December 31, 2015

				Gross Unrealized (1)			Difference Between Fair Value and Aggregate	Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Unpaid Principal Balance	Coupon	Unleveraged Yield
	(dollars in thousands)
Mortgage Loans Held for Investment
Performing
Fixed	$240,031	$(44,651)	$195,380	$23,627	$(2,522)	$216,485	$(23,546)	4.70%	7.59%
ARM	143,626	(15,598)	128,028	5,918	(3,127)	130,819	(12,807)	3.63	7.15
Total performing	383,657	(60,249)	323,408	29,545	(5,649)	347,304	(36,353)	4.30	7.41
Non-performing (2)	40,101	(7,515)	32,586	991	(4,246)	29,331	(10,770)	4.65	7.78
Total Mortgage Loans Held for Investment	$423,758	$(67,764)	$355,994	$30,536	$(9,895)	$376,635	$(47,123)	4.34%	7.45%

December 31, 2014

				Gross Unrealized (1)			Difference Between Fair Value and Aggregate	Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Unpaid Principal Balance	Coupon	Unleveraged Yield
	(dollars in thousands)
Mortgage Loans Held for Investment
Performing
Fixed	$265,307	$(51,501)	$213,806	$26,732	$(1,384)	$239,154	$(26,153)	4.50%	7.28%
ARM	162,858	(21,343)	141,515	9,569	(1,441)	149,643	(13,215)	3.59	7.10
Total performing	428,165	(72,844)	355,321	36,301	(2,825)	388,797	(39,368)	4.15	7.21
Non-performing (2)	35,945	(6,039)	29,906	840	(4,370)	26,376	(9,569)	5.48	7.13
Total Mortgage Loans Held for Investment	$464,110	$(78,883)	$385,227	$37,141	$(7,195)	$415,173	$(48,937)	4.26%	7.20%

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded the following as change in unrealized gain or loss on mortgage loans held for investment in the consolidated statements of operations:

Year Ended
December 31, 2015	December 31, 2014
(dollars in thousands)
$(9,413)	$22,811

(2)	Loans that are delinquent for 60 days or more are considered non-performing.

Newly originated loans at the time of purchase

During the years ended December 31, 2015 and December 31, 2014, the Company's acquisition of mortgage loans held for investment which were newly originated at the time of purchase and sourced through its loan purchase program was as follows:

	Year Ended
	December 31, 2015	December 31, 2014
	(dollars in thousands)
Aggregate Unpaid Principal Balance	$21,336	$767
Loan Repurchase Facilities Used	18,129	690

During the year ended December 31, 2013, the Company did not acquire any mortgage loans held for investment which were newly originated at the time of purchase. The Company did not sell any mortgage loans held for investment which were newly originated at the time of purchase during the years ended December 31, 2015, December 31, 2014 or December 31, 2013.

The following tables present certain information regarding the Company's mortgage loans held for investment at December 31, 2015 and December 31, 2014 which were newly originated at the time of purchase and sourced through its loan purchase program:

December 31, 2015

				Gross Unrealized (1)			Weighted Average
	Unpaid Principal Balance	Premium	Amortized Cost	Gains	Losses	Fair Value	Coupon	Unleveraged Yield
	(dollars in thousands)
Performing
Fixed	$17,674	$316	$17,990	$58	$(99)	$17,949	5.05%	4.89%
ARM	3,068	45	3,113	—	(18)	3,095	4.37	4.25
Total - Mortgage Loans Held for Investment	$20,742	$361	$21,103	$58	$(117)	$21,044	4.95%	4.79%

December 31, 2014

				Gross Unrealized (1)			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Unleveraged Yield
	(dollars in thousands)
Performing
Fixed	$767	$16	$783	$4	$—	$787	4.38%	4.20%
Total - Mortgage Loans Held for Investment	$767	$16	$783	$4	$—	$787	4.38%	4.20%

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded the following as change in unrealized gain or loss on mortgage loans held for investment in the consolidated statements of operations:

Year Ended
December 31, 2015	December 31, 2014
(dollars in thousands)
$(63)	$4

Mortgage Loans Held for Sale, at Fair Value

The Company’s mortgage loans held for sale, at fair value consists of loans originated by its residential mortgage banking platform.

For the years ended December 31, 2015 and December 31, 2014, the Company's mortgage loans held for sale activity was as follows:

	Year Ended
	December 31, 2015	December 31, 2014
	(dollars in thousands)
Balance at beginning of year	$97,691	$—
Acquisition of GMFS	—	92,512
Originations and repurchases	1,851,207	253,935
Proceeds from sales and principal payments	(1,893,834)	(245,141)
Transfers to mortgage loans held for investment, at cost, net	(444)	—
Gain on sale	61,322	(3,615)
Balance at end of year	$115,942	$97,691

The following table sets forth certain information regarding the Company’s mortgage loans held for sale at December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
	(dollars in thousands)
Conventional	$54,963	$56,587	$55,074	$57,058
Governmental	30,531	32,131	13,408	14,602
United States Department of Agriculture loans	16,222	17,060	16,105	17,069
United States Department of Veteran Affairs loans	8,923	9,314	6,731	7,196
Reverse mortgages	754	850	1,600	1,766
Total – Mortgage loans held for sale	$111,393	$115,942	$92,918	$97,691

RMBS and Other Investment Securities

The Company’s RMBS consist of RMBS that are not issued or guaranteed by a federally chartered corporation, such as Fannie Mae, Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae, with an emphasis on securities that, when originally issued, were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations.

Other Investment Securities consist of FMRT Notes and FMSA Notes at December 31, 2015. Other Investment Securities at December 31, 2014 consist of FMSA Notes.

During the years ended December 31, 2015, December 31, 2014 and December 31, 2013, the principal balance of the Company’s purchases and sales of RMBS and Other Investment Securities were as follows:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(dollars in thousands)
Purchases:
Agency	$—	$—	$159,209
Non-Agency	7,428	63,015	375,435
Other Investment Securities	17,344	—	—
Sales:
Agency	$—	$—	$215,516
Non-Agency	31,344	113,929	89,540
Other Investment Securities	6,193	—	—

During the year ended December 31, 2013, the Company acquired non-Agency RMBS with a principal balance of $17.4 million from a fund managed by ZAIS.

The following tables present certain information regarding the Company's non-Agency RMBS and Other Investment Securities at December 31, 2015 and December 31, 2014:

December 31, 2015

	Principal or			Gross Unrealized (2)			Weighted Average
	Notional Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Unleveraged Yield
	(dollars in thousands)
Real estate securities
Non-Agency RMBS:
Alternative – A	$76,328	$(40,150)	$36,178	$846	$(1,026)	$35.998	2.01%	6.18%
Pay option adjustable rate	42,563	(7,481)	35,082	7	(2,879)	32,210	1.10	5.31
Prime	37,366	(4,733)	32,633	564	(714)	32,483	3.62	5.95
Subprime	12,668	(4,040)	8,628	112	(91)	8,649	0.93	6.63
Total non-Agency RMBS	$168,925	$(56,404)	$112,521	$1,529	$(4,710)	$109,340	2.05%	5.87%
Other Investment Securities (1)	$13,399	$(34)	$13,365	$1	$(562)	$12,804	4.94%	6.65%

December 31, 2014

	Principal or			Gross Unrealized (2)			Weighted Average
	Notional Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Unleveraged Yield
		(dollars in thousands)
Real estate securities
Non-Agency RMBS:
Alternative – A	$118,547	$(58,583)	$59,964	$1,917	$(584)	$61,297	3.44%	7.03%
Pay option adjustable rate	58,123	(11,492)	46,631	81	(1,171)	45,541	0.93	6.12
Prime	43,804	(6,219)	37,585	1,545	(65)	39,065	3.60	6.79
Subprime	6,028	(3,291)	2,737	—	(54)	2,683	0.33	16.98
Total non-Agency RMBS	$226,502	$(79,585)	$146,917	$3,543	$(1,874)	$148,586	2.62%	6.96%
Other Investment Securities (1)	$2,250	$17	$2,267	$—	$(226)	$2,041	3.92%	5.90%

At December 31, 2015 and December 31, 2014, Alternative-A non-Agency RMBS includes an IO with a notional balance of $35.0 million and $48.6 million, respectively.

(1)	See Note 2 – Summary of Significant Accounting Policies, “Other Investment Securities".

(2)	The Company has elected the fair value option pursuant to ASC 825 for real estate securities and Other Investment Securities. The Company recorded the changes in unrealized gain or loss in the consolidated statements of operations.

MSRs

The Company's MSRs consist of conforming conventional loans sold to Fannie Mae and Freddie Mac or loans securitized in Ginnie Mae securities. Similarly, the government loans serviced by the Company are securitized through Ginnie Mae, whereby the Company is insured against losses by the FHA or partially guaranteed against loss by the VA.

The activity of MSRs for the years ended December 31, 2015 and December 31, 2014 is as follows:

	Year Ended
	December 31, 2015	December 31, 2014
	(dollars in thousands)
Balance at beginning of year	$33,378	$—
Acquisition of MSRs in connection with purchase of GMFS	—	32,300
Additions due to loans sold, servicing retained	18,959	2,763
Change in fair value of MSRs (1)
Changes in values of market related inputs or assumptions used in a valuation model (2)	29	(1,421)
Other changes (3)	(4,157)	(263)
Total - Change in fair value of MSRs	(4,128)	(1,684)

Balance at end of year	$48,209	$33,379

(1)	Included in change in fair value of MSRs in the Company's consolidated statements of operations.

(2)	Primarily reflects changes in values of prepayment assumptions due to changes in interest rates.

(3)	Represents change in value primarily due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid off or paid down during the year.

The Company's MSR portfolio at December 31, 2015 and December 31, 2014 is as follows:

	December 31, 2015		December 31, 2014
	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
	(dollars in thousands)
Fannie Mae	$1,880,178	$20,752	$1,640,799	$17,078
Ginnie Mae	1,488,160	18,232	1,146,235	13,102
Freddie Mac	805,590	9,225	291,940	3,199
Total - MSRs	$4,173,928	$48,209	$3,078,974	$33,379

The following analysis focuses on the results generated during the years ended December 31, 2015 and December 31, 2014

Net Interest Income

The Company’s interest income is comprised of interest income generated from the Company’s mortgage loans held for investment, mortgage loans held for sale, non-Agency RMBS and Other Investment Securities. The Company’s interest expense is related to the Company’s warehouse lines of credit, the Loan Repurchase Facilities, securities repurchase agreements and the Exchangeable Senior Notes.

 The Company’s net interest income for the years ended December 31, 2015 and December 31, 2014 was as follows:

	Year Ended
	December 31, 2015	December 31, 2014
	(dollars in thousands)
Interest income	$37,803	$41,593
Interest expense	18,850	17,260
Net interest income	$18,953	$24,333

The decrease in interest income was due to (i) a decrease in interest income of $0.2 million related to mortgage loans held for investment due to scheduled pay downs and payoffs and (ii) a decrease in interest income of $6.1 million related to RMBS; offset by an increase in interest income on mortgage loans held for sale of $2.6 million due to the acquisition of GMFS on October 31, 2014. The reduction in interest income from the RMBS portfolio is primarily due to the reallocation of capital to whole loans in 2014 consistent with the Company’s investment strategy and the sales of RMBS during the three months ended December 31, 2014 to fund the acquisition of GMFS.

The increase in interest expense was due to (i) an increase in interest expense of $2.0 million related to an increase in borrowings on the warehouse lines of credit and repurchase agreements used to finance the Company’s mortgage loans held for sale; (ii) an increase in interest expense of $0.5 million related to an increase in borrowings on the Company’s Loan Repurchase Facilities used to finance the Company’s residential mortgage loans held for investment; and (iii) an increase in interest expense of $0.1 million related to the issuance of the Exchangeable Senior Notes, offset by a decrease in interest expense of $1.1 million related to a decrease in borrowings on the securities repurchase agreements.

Net interest income is subject to interest rate risk. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of this annual report on Form 10-K, for more information relating to interest rate risk and its impact on the Company’s operating results.

The weighted average net interest spreads between the yield on the Company’s assets and the cost of funds, including the impact of interest rate hedging, for the Company’s mortgage loans held for investment, non-Agency RMBS and Other Investment Securities at December 31, 2015 and December 31, 2014 were as follows:

	December 31, 2015	December 31, 2014
Mortgage Loans Held for Investment	4.09%	4.02%
Non-Agency RMBS and Other Investment Securities	4.05%	5.18%

The Company’s net interest income is also impacted by prepayment speeds, as measured by the weighted average CPR on its assets. The three-month average and the six-month average CPR for the periods ended December 31, 2015 for the Company’s mortgage loans, non-Agency RMBS and Other Investment Securities were as follows:

	Three-Month Average	Six-Month Average
Mortgage loans held for investment	1.7%	2.1%
Non-Agency RMBS (1)	9.9%	13.3%
Other Investment Securities	10.1%	11.2%

(1)	CPR includes both voluntary and involuntary amounts.

Non-interest income

The Company’s non-interest income relates to the Company’s residential mortgage banking segment. The primary components of the Company’s non-interest income are its mortgage banking activities net, loan servicing income, net of direct costs and change in fair value of MSRs. For the years ended December 31, 2015 and December 31, 2014 the Company’s non-interest income included the following:

	Year Ended
	December 31, 2015	December 31, 2014
	(dollars in thousands)
Gain on sale of mortgage loans held for sale, net of direct costs (1)	$44,848	$5,344
Loan expenses, including provision for loan indemnification	(762)	(119)
Loan origination fees	1,772	214
Total - mortgage banking activities, net	$45,858	$5,439

(1)	Includes the change in fair value related to IRLCs and MBS forward sales contracts held during the year ended December 31, 2015.

	Year Ended
	December 31, 2015	December 31, 2014
	(dollars in thousands)
Loan servicing fee income	$10,641	$1,413
Sub-servicing costs	(3,549)	(483)
Total loan servicing fee income, net of direct costs	$7,092	$930

Change in fair value of MSRs	$(4,128)	(1,684)

Non-interest income for the year ended December 31, 2014 reflects the income recognized from October 31, 2014 (the date the Company acquired GMFS) to December 31, 2014.

Expenses

Advisory Fee Expense (Related Party). Pursuant to the terms of the Investment Advisory Agreement, the Company incurred advisory fee expense and loan sourcing fees of $3.0 million for the year ended December 31, 2015 and $2.9 million for the year ended December 31, 2014. The increase of $0.1 million is due to an increase in loan sourcing fees due to the increased activity during 2015.

Salaries, commissions and benefits. For the year ended December 31, 2015, the Company incurred salaries, commissions and benefits of $30.9, as compared to $3.8 million for the year ended December 31, 2014. These expenses are directly attributable to the mortgage banking operations of GMFS. The amount for 2014 reflects the expenses recognized from October 31, 2014 (the date the Company acquired GMFS) to December 31, 2014.

Operating Expenses

Professional Fees. For the year ended December 31, 2015, the Company incurred professional fees (primarily related to legal fees, audit fees and consulting fees) of $4.1 million as compared to $4.8 million for the year ended December 31, 2014. The decrease in professional fees was primarily due to legal and audit fees incurred for the GMFS transaction and legal fees incurred in conjunction with the launch of the loan conduit program in 2014.

General and Administrative Expense. For the year ended December 31, 2015, general and administrative expenses were $8.2 million as compared to $3.2 million for the year ended December 31, 2014. The increase in general and administrative expenses was primarily due to an increase of $4.0 million of GMFS expenses, an increase in research fees of $0.5 million; offset by a decrease in the contingent consideration liability of $0.1 million. The amounts relating to GMFS primarily relate to (i) rent and related occupancy expenses, (ii) marketing and advertising costs and (iii) other miscellaneous expenses. The expenses related to GMFS in 2014 reflect the expenses recognized from October 31, 2014 (the date the Company acquired GMFS) to December 31, 2014.

Other Expenses

Loan Servicing Fees. For the year ended December 31, 2015, loan servicing fees were $2.6 million, as compared to $2.2 million for the year ended December 31, 2014. The increase in loan servicing fees was due to a full year of servicing fees incurred in 2015 related to the acquisition of additional whole loans in March 2014 and increased servicing advances.

Transaction Costs. For the year ended December 31, 2015, transaction costs were $1.2 million as compared to $2.2 million for the year ended December 31, 2014. The decrease in transaction costs was largely attributable to due diligence costs and professional fees of $2.2 million related to the Company’s acquisition of GMFS incurred in 2014, which were partially offset by an increase in transaction costs in 2015 relating to the strategic alternatives being considered by the Company.

Amortization Expense. For the year ended December 31, 2015, amortization expense was $0.8 million as compared to $0.1 million for the year ended December 31, 2014. The increase is due to the amortization of the other intangible assets relating to the Company’s acquisition of GMFS on October 31, 2014.

Realized and Change in Unrealized Gain or Loss

The following amounts related to realized gains and losses, as well as changes in the estimated fair value of the Company’s investment portfolio, which consists of mortgage loans, RMBS, Other Investment Securities, real estate owned and derivative instruments, are included in the Company’s consolidated statements of operations.

	Year Ended
	December 31,	December 31,
	2015	2014
	(dollars in thousands)
Change in unrealized gain or loss on mortgage loans held for investment	$(9,369)	$22,814
Change in unrealized gain or loss on real estate securities	(4,851)	(2,994)
Change in unrealized gain or loss on Other Investment Securities	(334)	(226)
Change in unrealized gain or loss on real estate owned	(435)	(504)
Realized gain on mortgage loans held for investment	1,479	1,839
Realized gain on real estate securities	19	3,694
Realized (loss)/gain on Other Investment Securities	(155)	227
Realized (loss)/gain on real estate owned	(160)	2
Loss on derivative instruments related to investment portfolio	(172)	(5,921)
Total other (losses)/gains	$(13,978)	$18,931

There was no other than temporary impairment (“OTTI”) for RMBS for the years ended December 31, 2015 or December 31, 2014.

The Company’s interest rate swap agreements and interest rate swaption agreement have not been designated as hedging instruments.

The Company recorded in earnings as loss on derivative instruments the change in fair value related to (i) an interest rate swaption agreement held during the year ended December 31, 2014 (ii) interest rate swap agreements held during the years ended December 31, 2015 and December 31, 2014 (iii) LPCs held during the years ended December 31, 2015 and December 31, 2014 and (iv) the conversion option related to the Exchangeable Senior Notes held during the years ended December 31, 2015 and December 31, 2014. The loss on derivative instruments also includes the net interest rate swap payments for the derivative instruments.

The Company has elected to record the change in fair value related to certain mortgage loans held for investment, mortgage loans held for sale, RMBS, Other Investment Securities and MSRs in earnings by electing the fair value option.

Dividends

During 2015, the Company declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount per Share and OP Unit
March 19, 2015	March 31, 2015	April 15, 2015	$0.40
June 18, 2015	June 30, 2015	July 15, 2015	$0.40
September 17, 2015	September 30, 2015	October 15, 2015	$0.40
December 17, 2015	December 31, 2015	January 15, 2016	$0.40

The following analysis focuses on the results generated during the years ended December 31, 2014 and December 31, 2013

Net Interest Income

The Company’s interest income is comprised of interest income generated from the Company’s mortgage loans held for investment, mortgage loans held for sale, non-Agency RMBS and Other Investment Securities. The Company’s interest expense is related to the Company’s warehouse lines of credit, the Loan Repurchase Facilities, securities repurchase agreements and the Exchangeable Senior Notes.

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

The increase in interest expense was due to (i) an increase in interest expense of $0.1 million related to an increase in borrowings on the warehouse lines of credit and repurchase agreements used to finance the Company’s mortgage loans held for sale; (ii) an increase in interest expense of $5.3 million related to an increase in borrowings on the Company’s Loan Repurchase Facilities used to finance the Company’s residential mortgage loans held for investment; and (iii) an increase in interest expense of $5.1 million related to the issuance of the Exchangeable Senior Notes, offset by a decrease in interest expense of $0.4 million related to a decrease in borrowings on the securities repurchase agreements.

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

The Company’s net interest income is also impacted by prepayment speeds, as measured by the weighted average CPR on its assets. The three-month average and the six-month average CPR for the periods ended December 31, 2014 for the Company’s mortgage loans, non-Agency RMBS and Other Investment Securities were as follows:

	Three-Month Average	Six-Month Average
Mortgage loans held for investment	10.30%	6.85%
Non-Agency RMBS (1)	13.23%	12.97%
Other Investment Securities	9.69%	—

(1)	CPR includes both voluntary and involuntary amounts.

Non-interest income

The Company’s non-interest income relates to the Company’s residential mortgage banking segment. The primary components of the Company’s non-interest income are its mortgage banking activities, loan servicing income, net of direct costs and change in fair value of MSR. For the year ended December 31, 2014 the Company’s non-interest income included the following:

(dollars in thousands)
Gain on sale of mortgage loans held for sale, net of direct costs (1)	$5,344
Loan expenses, including provision for loan indemnification	(119)
Loan origination fees	214
Total - mortgage banking activities, net	$5,439

(1)	Includes the change in fair value related to IRLCs and MBS forward sales contracts held during the year ended December 31, 2014.

(dollars in thousands)
Loan servicing fee income	$1,413
Sub-servicing cost	(483)
Total loan servicing fee income, net of direct costs	$930

Change in fair value of MSRs	$(1,684)

Non-interest income for the year ended December 31, 2014 reflects the income recognized from October 31, 2014 (the date the Company acquired GMFS) to December 31, 2014. The Company did not have any noninterest income during the year ended December 31, 2013.

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

Salaries, commissions and benefits. For the year ended December 31, 2014, salaries, commissions and benefits were $3.8 million and were directly attributable to the mortgage banking operations of GMFS. The Company did not incur salaries, commissions and benefits expense for the year ended December 31, 2013. The amount for 2014 reflects the expenses recognized from October 31, 2014 (the date the Company acquired GMFS) to December 31, 2014.

Operating Expenses

Professional Fees .. For the year ended December 31, 2014, the Company incurred professional fees (primarily related to legal fees, audit fees and consulting fees) of $4.8 million as compared to $3.5 million for the year ended December 31, 2013. The increase in professional fees was primarily due to legal and audit fees incurred for the GMFS transaction and legal fees incurred in conjunction with the launch of the loan conduit program.

General and Administrative Expenses . For the year ended December 31, 2014, general and administrative expenses were $3.2 million as compared to $2.0 million for the year ended December 31, 2013. The increase in general and administrative expenses was primarily due to $0.8 million of GMFS expenses and an increase in research fees and insurance costs, partially offset by a decrease in public company expenses. The amounts relating to GMFS for 2014 reflects the expenses recognized from October 31, 2014 (the date the Company acquired GMFS) to December 31, 2014.

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

Dividends

During 2014, the Company declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount per Share and OP Unit
March 19, 2014	March 31, 2014	April 14, 2014	$0.40
June 17, 2014	June 30, 2014	July 15, 2014	$0.40
September 17, 2014	September 30, 2014	October 15, 2014	$0.40
December 18, 2014	December 31, 2014	January 15, 2015	$0.40

Critical Accounting Policies and Use of Estimates

See “Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies” included in Item 8, “Financial Statements and Supplementary Data,” in this annual report on Form 10-K for the Company’s Critical Accounting Policies and Use of Estimates.

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to turn non-cash assets into cash and to meet potential cash requirements. The Company uses significant cash to purchase assets, pay dividends, repay principal and interest on its borrowings, fund its operations and meet other general business needs. The Company's primary sources of liquidity are its existing cash balances, borrowings under warehouse lines of credit and repurchase agreements related to the GMFS mortgage banking platform, the Loan Repurchase Facilities, securities repurchase agreements, the net proceeds from offerings of equity and debt securities, notes issued by the Operating Partnership, net cash provided by operating activities, additional private funding sources, including other borrowings structured as repurchase agreements, term financings and derivative agreements, and future issuances of common equity, preferred equity, convertible securities, exchangeable notes, trust preferred and/or debt securities.

The borrowings the Company used to fund the purchase of its mortgage loans held for investment and RMBS totaled $426.6 million, at December 31, 2015 under the Loan Repurchase Facilities, master securities repurchase agreements with four counterparties and the Exchangeable Senior Notes. Additionally, the borrowings GMFS used to fund its origination platform totaled $100.8 million at December 31, 2015 under its warehouse lines of credit and repurchase agreements with four lenders.

Loan Repurchase Facilities and Securities Repurchase Facilities

At December 31, 2015, the Company had a total of $394.9 million in fair value of trust certificates representing interests in residential mortgage loans (the "Trust Certificates") pledged against its borrowings under the Loan Repurchase Facilities, $95.6 million in fair value of RMBS and $2.0 million of Other Investment Securities pledged against its securities repurchase agreement borrowings, and GMFS had $116.0 million in fair value of mortgage loans held for sale pledged against its repurchase agreement borrowings and warehouse lines of credit.

Under the repurchase agreements, the Company may be required to pledge additional assets to its counterparties (lenders) in the event that the fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional assets or cash. Generally, the Company's repurchase agreements contain a LIBOR-based financing rate, term and haircuts depending on the types of collateral and the counterparties involved. Further, at December 31, 2015, the range of haircut provisions associated with the Company's repurchase agreements was between 10% and 28% for pledged Trust Certificates, 15% and 35% for pledged non-Agency RMBS, and 0% and 5% for pledged mortgage loans held for sale. The haircut provision associated with the Company’s repurchase agreements for Other Investment Securities was 30%.

The Loan Repurchase Facilities contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth and maximum debt to net worth ratio, as defined in the agreements. Additionally, the repurchase agreements used to finance the Company’s mortgages held for sale contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. The Company was in compliance with all significant debt covenants as of and for the years ended December 31, 2015 and December 31, 2014.

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

Loan Repurchase Facilities

The following tables present certain information regarding the Loan Repurchase Facilities in the Company’s residential mortgage investments segment at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
	(dollars in thousands)
Total facility size	$425,000	$425,000
Counterparties	2	2

	December 31, 2015		December 31, 2014
	(dollars in thousands)
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Maturity
91-180 days	$296,789	3.14%	$299,402	2.92%
181 days to 1 year	—	—	690	2.46%
Total balance and weighted average rate	$296,789	3.14%	$300,092	2.92%

The Loan Repurchase Facilities are secured by a portion of the Company’s mortgage loan portfolio and bear interest at a rate that has historically moved in close relationship to LIBOR.

Securities Repurchase Agreements

The following tables present certain information regarding the Company’s securities repurchase agreements in its residential mortgage investments segment at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Repurchase agreements	31	32
Counterparties	4	4

	December 31, 2015
	Non-Agency RMBS		Other Investment Securities
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
Maturity
30 days or less	$71,911	1.80%	$1,389	2.17%
Total balance/weighted average rate	$71,911	1.80%	$1,389	2.17%

	December 31, 2014
	Non-Agency RMBS		Other Investment Securities
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
Maturity
30 days or less	$101,553	1.57%	$1,461	1.66%
Total balance/weighted average rate	$101,553	1.57%	$1,461	1.66%

The securities repurchase agreements are secured by cash collateral and a portion of the Company’s RMBS and Other Investment Securities and bear interest at rates that have historically moved in close relationship to LIBOR.

Warehouse Lines of Credit

The borrowings GMFS used to fund its origination platform totaled $100.8 million at December 31, 2015, which includes borrowings under repurchase agreements with two lenders totaling $42.7 million. GMFS has a master repurchase agreement in aggregate principal amount of up to $65.0 million, of which the entire $65.0 million is committed, expiring on November 25, 2016. GMFS also has a master repurchase agreement in aggregate principal amount of up to $20.0 million, of which the entire $20.0 million is committed, expiring on June 30, 2016.

In addition to the repurchase agreements described above, GMFS funds its origination platform through warehouse lines of credit with two counterparties with total borrowings outstanding of $58.1 million at December 31, 2015. GMFS has a $60.0 million committed warehouse line of credit agreement expiring on September 26, 2016 and a $40.0 committed warehouse line of credit expiring on August 13, 2016. The lines are collateralized by the underlying mortgages and related documents and instruments and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved. These agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. The Company was in compliance with all significant debt covenants for the years ended December 31, 2015 and at December 31, 2014.

The following tables present certain information regarding the Company's warehouse lines of credit and repurchase agreements in its residential mortgage banking segment at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
	(dollars in thousands)
Availability	$185,000	$130,000
Counterparties	4	4

	December 31, 2015		December 31, 2014
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Maturity	(dollars in thousands)
30 days or less	$—	—%	$21,210	2.47%
31 – 90 days	—	—	—	—
181 days to 1 year	100,768	2.72	57,119	2.46
Greater than 1 year	—	—	11,089	2.92
Total balance and weighted average rate	$100,768	2.72%	$89,418	2.52%

The warehouse lines of credit and repurchase agreements are secured by the Company’s mortgage loans held for sale and bear interest at a rate that has historically moved in close relationship to LIBOR.

Exchangeable Senior Notes

 On November 25, 2013, the Operating Partnership issued the Exchangeable Senior Notes, which may be exchanged for shares of the Company's common stock or, to the extent necessary to satisfy NYSE listing requirements, cash, at the applicable exchange rate at any time prior to the close of business on the scheduled trading day prior to November 15, 2016 (the “Maturity Date”). The Company may not elect to issue shares of common stock upon exchange of the Exchangeable Senior Notes to the extent such election would result in the issuance of 20% or more of the common stock outstanding immediately prior to the issuance of the Exchangeable Senior Notes (or 1,779,560 or more shares). The initial exchange rate for each $1,000 aggregate principal amount of the Exchangeable Senior Notes was 52.5417 shares of common stock, equivalent to an exchange price of approximately $19.03 per share, representing an approximate 15% premium to the last reported sale price of the common stock on November 19, 2013 (the date of the initial sale of the Exchangeable Senior Notes), which was $16.55 per share. The exchange rate will be subject to adjustment for certain events, including for regular quarterly dividends in excess of $0.50 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the exchange rate will be increased but will in no event exceed 60.4229 shares of common stock per $1,000 principal amount of the Exchangeable Senior Notes due in 2016. The exchange rate was adjusted on December 27, 2013 to 54.3103 shares of common stock per $1,000 principal amount of Exchangeable Senior Notes pursuant to the Company's special dividend of $0.55 per common share and OP Unit declared on December 19, 2013. Pursuant to a registration rights agreement, the Company agreed to file with the SEC within 120 days from the issue date, and to use its commercially reasonable efforts to cause to become effective within 180 days, a shelf registration statement with respect to the resales of the Company's common stock that may be issued upon exchange of the Exchangeable Senior Notes. The Company filed this shelf registration statement with the SEC on March 14, 2014, and the SEC declared it effective on May 23, 2014. If the Company fails to comply with certain of its obligations under the registration rights agreement, the Company will be required to pay liquidated damages to holders of the Exchangeable Senior Notes. The Company will increase the exchange rate by 3% for holders that exchange the Exchangeable Senior Notes when a registration default exists with respect to shares of the Company's common stock.

 At December 31, 2015 and December 31, 2014, the Company had Exchangeable Senior Notes outstanding totaling $57.5 million of aggregate principal balance which matures on the Maturity Date. The Exchangeable Senior Notes bear interest at a rate of 8.0% per year payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2014. The effective interest rate of the Exchangeable Senior Notes, which is equal to the stated rate of 8.0% plus the amortization of the original issue discount and associated costs, is 10.2%.

The Exchangeable Senior Notes will mature on the Maturity Date, unless previously exchanged or repurchased in accordance with their terms. If the Company undergoes certain corporate events, that constitute a "fundamental change," the holders of the Exchangeable Senior Notes may require the Company to repurchase for cash all or part of their Exchangeable Senior Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The Company is currently evaluating alternatives to settle the obligation at maturity in light of the pending strategic review.

For additional information related to the Exchangeable Senior Notes, see "Notes to Consolidated Financial Statements—8.0% Exchangeable Senior Notes due 2016."

Derivative Instruments

Residential Mortgage Investments Segment

At December 31, 2015 and December 31, 2014, the Company had outstanding interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of its repurchase agreements. These interest rate swap agreements provide for the Company to pay fixed interest rates and receive floating interest rates indexed to LIBOR. The swap agreements effectively fixed the floating interest rates on a portion of the borrowings under the Company’s repurchase agreements. At December 31, 2014, the Company also had an interest rate swaption agreement outstanding which gave the Company the right, but not the obligation, to enter into a previously agreed upon interest rate swap contract on a future date which would obligate the Company to pay a fixed rate of interest and receive a floating rate of interest. The swaption matured in January 2015.

The following table presents information about the Company’s interest rate swaption agreement at December 31, 2014:

Swaption Expiration	Notional Amount	Strike Rate	Swap Maturity
	(dollars in thousands)
2015	$225,000	3.64%	2025

The following table presents information about the Company's interest rate swap agreements at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
	(dollars in thousands)
Maturity	2023	2023
Notional Amount	$17,200	$17,200
Weighted Average Pay Rate	2.72%	2.72%
Weighted Average Receive Rate	0.33%	0.23%
Weighted Average Years to Maturity	7.6	8.6

At December 31, 2015 and December 31, 2014, the Company also had outstanding loan purchase commitments (“LPCs”), interest rate lock commitments (“IRLCs”) and MBS forward sales contracts.

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

The Company had no exposure to TBA contracts at any time during the years ended December 31, 2015 and December 31, 2014. At December 31, 2015 and December 31, 2014 the Company did not have any TBA contracts outstanding.

Residential Mortgage Banking Segment

The Company enters into IRLCs to originate residential mortgage loans held for sale, at specified interest rates and within a specified period of time (generally between 30 and 90 days), with customers who have applied for a loan and meet certain credit and underwriting criteria.

The Company manages the interest rate price risk associated with its outstanding IRLCs and mortgage loans held for sale by entering into derivative instruments such as MBS forward sales contracts. The Company expects these derivatives will experience changes in fair value opposite to changes in the fair value of the IRLCs and mortgage loans held for sale, thereby reducing earnings volatility. The Company takes into account various factors and strategies in determining the portion of the IRLCs and mortgage loans held for sale it wants to economically hedge.

The following table summarizes information related to the Company’s LPCs, IRLCs and MBS forward sales contracts at December 31, 2015 and December 31, 2014:

Non-hedge derivatives	December 31, 2015	December 31, 2014
	(dollar amounts in thousands)
LPCs (Principal balance of underlying loans)	$18,494	$1,905
IRLCs (Principal balance of underlying loans)	$190,933	$118,486
Notional amount of MBS forward sales contracts	$179,417	$154,000

The notional amount is not representative of the maximum exposure to the Company.

See “Note to Consolidated Financial Statements, Note 24 – Offsetting Assets and Liabilities” included in Item 8, “Financial Statements and Supplementary Data” in this annual report on Form 10-K for discussion about the Company’s master netting arrangements.

Leverage Ratio

At December 31, 2015, the Company had a leverage ratio of 2.97x. The leverage ratio is the ratio of the warehouse lines of credit, Loan Repurchase Facilities, securities repurchase agreements and Exchangeable Senior Notes (including the conversion option which is part of the notes) to the Company’s stockholders equity.

Restricted Cash

The Company maintains certain assets, which, from time to time, may include cash, unpledged mortgage loans, non-Agency RMBS and Other Investment Securities (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by the Company's counterparties (collectively, the "Cushion") to meet routine margin calls and protect against unforeseen reductions in the Company's borrowing capabilities. The Company's ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of its assets, its cash position and margin requirements. The Company's cash position fluctuates based on the timing of its operating, investing and financing activities and is managed based on the Company's anticipated cash needs. At December 31, 2015, the Company had a Cushion of $25.0 million in addition to certain reserves held with respect to the Loan Repurchase Facilities. The Company's calculation of its Cushion excludes GMFS's warehouse lines of credit and repurchase agreements.

At December 31, 2015, the Company had a total of $4.4 million of restricted cash pledged against its interest rate swaps and repurchase agreements related to its mortgage loans held for investment and RMBS portfolios.

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

GMFS Transaction

Pursuant to the GMFS Merger Agreement the Company merged with and into GMFS, with GMFS surviving the merger as an indirect subsidiary of the Company (see Item 1, “Business,” of this annual report on Form 10-K). The transaction closed on October 31, 2014. The final purchase price was approximately $61.2 million which was comprised of (i) the fair market value of GMFS's MSR portfolio, (ii) the fair market value of GMFS's net tangible assets and (iii) a purchase price premium. In addition to cash paid at closing, the total consideration included two contingent $1 million deferred premium payments payable in cash over two years, plus the Production and Profitability Earn-Out. The $2 million of deferred premium payments is contingent on GMFS remaining profitable and retaining certain key employees. The Production and Profitability Earn-Out is dependent on GMFS achieving certain profitability and loan production goals and is capped at $20 million. Up to 50% of the Production and Profitability Earn-Out may be paid in common stock of the Company, at the Company's option. The estimated present value of the total contingent consideration at October 31, 2014 and December 31, 2015 was $11.4 million and $11.3 million, respectively, based on the future production and earnings projections of GMFS over the four-year earn-out period. The Company funded the closing cash payment through a combination of available cash and the liquidation of a portion of its non-Agency RMBS portfolio.

As disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2014 and the Company’s quarterly reports on Form 10-Q filed in 2015, GMFS had executed a statute of limitations tolling agreement with at least one counterparty with respect to mortgage loans that were sold by GMFS to this counterparty’s predecessor. This tolling agreement extends the time period which this counterparty could bring claim against GMFS.

The initial tolling agreement was executed by GMFS on December 12, 2013 and then further amended to extend the expiration date. Based on communications received in April 2015 from this counterparty, the Company believes that when this tolling agreement expires, absent further extension of the tolling agreement or settlement of the counterparty's claims, it is probable that the counterparty will initiate litigation against GMFS seeking substantial damages based on alleged breaches of representations and warranties made by GMFS. The most recent amendment of the tolling agreement extended the expiration date to June 2, 2016 and can be further extended by agreement of the parties. The Company also understands that this counterparty has commenced or threatened litigation arising out of historical mortgage loan purchases by its predecessor against a number of other mortgage loan originators. The Company estimates that dating back to a period that began approximately 16 years ago in 1999 and ended in 2006, approximately $1 billion of mortgage loans were sold servicing released by GMFS to the predecessor to this counterparty. While the historical claims experience of GMFS with respect to purchasers of mortgage loans from GMFS over the 1999 to 2006 period has not resulted in material damages claimed against or paid by GMFS, as further disclosed in the Company's Form 10-K for the year ended December 31, 2014 and the Company's quarterly reports on Form 10-Q filed in 2015, claims brought by this counterparty could expose GMFS to substantial damages that may be material, cause the Company and GMFS to devote significant management time and attention and other resources to resolving or defending these claims, require GMFS, the Company or its other subsidiaries to incur significant costs, or cause significant losses that may be material.

Although the Company has established a loan indemnification reserve for potential losses related to loan sale representations and warranties with a corresponding provision recorded for loan losses due to the early stage of this matter and the limited information available the Company is not able to determine the likelihood of the outcome. The Company believes that losses in excess of the loan indemnification reserve will be recovered by the Company as either a reduction of the total contingent consideration owed under the GMFS Merger Agreement given the indemnification provisions in the GMFS Merger Agreement or by withdrawing funds from an escrow account established by the sellers at the time of the acquisition (as of December 31, 2015, the balance in the escrow account was $4,004,424). Additionally, the Company has delayed the first year installment payment of the contingent consideration. Losses in excess of the loan indemnification reserve, total contingent consideration and the escrow account could have a material adverse impact on the Company's results of operations, financial position or cash flows. In the event of litigation or settlement with the counterparty, the Company intends to pursue claims against the sellers of GMFS seeking indemnification for any losses or any amounts paid in settlement, although there can be no assurance that such claims would be successful or that any amounts available for indemnification would be adequate.

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

In light of the strategic review and in order to reduce current market risk in its investment portfolio, the Company has recently begun the process of selling its seasoned, re-performing mortgage loans from its residential mortgage investments segment. A sale of these assets is expected to be completed early in the second quarter of 2016. Additionally, as part of the strategic review, the Company has made the decision to cease the purchase of newly originated residential mortgage loans as part of its mortgage conduit program and will begin the unwinding of the Company’s mortgage conduit business. If completed, these transactions are likely to result in a reduction of the Company’s investment income and may therefore result in a decision to curtail dividends in the future.

Cash (Used In) Provided by Operating Activities

The Company’s cash flows (used in) provided by operating activities for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 were as follows:

Year Ended
December 31, 2015	December 31, 2014	December 31, 2013
(dollars in thousands)
$(23,081)	$(4,690)	$8,131

The cash flows (used in)/provided by operating activities for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 are primarily a result of income earned on the Company’s assets, partially offset by interest expense on the Company’s borrowings and operating expenses. Additionally, as a result of the acquisition of GMFS, cash flows from operating activities for the years ended December 31, 2015 and December 31, 2014 are also impacted by the origination of mortgage loans held for sale and an increase in MSRs offset by non-interest income and proceeds from the sale of these mortgage loans.

Cash Provided By (Used in) Investing Activities

The cash flows provided by/(used in) the Company's investing activities for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 are as follows:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(dollars in thousands)
Cash paid for the acquisition of GMFS, net of cash acquired	$—	$(49,543)	$—
Origination of mortgage loans held for investment	(6,201)	—	—
Acquisitions of mortgage loans held for investment	(16,353)	(85,579)	(334,162)
Proceeds from sales and principal repayments on mortgage loans held for investment	36,798	31,519	13,871
Acquisitions of real estate securities, net of changes in payable for real estate securities purchased	(6,362)	(47,034)	(406,264)
Proceeds from principal repayments on real estate securities	17,888	28,198	46,753
Proceeds from sales of real estate securities, net of changes in receivable for real estate securities sold	26,771	102,635	291,349
Acquisitions of other investment securities	(17,031)	(12,927)	—
Proceeds from principal repayments on Other Investment Securities	10	—	—
Proceeds from sales of Other Investment Securities	5,962	11,067	—
Purchase of swaption	—	(4,804)	—
Proceeds received for the final reconciliation of purchase price relating to the acquisition of GMFS	1,684	—	—
Restricted cash provided by/(used in) investment activities	2,771	(5,015)	1,640
Net cash provided by/(used in) investing activities	$45,937	$(31,483)	$(386,813)

Cash Provided by Financing Activities

The cash flows (used in)/ provided by the Company's financing activities for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 are as follows:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(dollars in thousands)
Proceeds from issuance of common stock, net	$—	$—	$118,863
Payment of common stock repurchase liability	—	—	(5,751)
Net borrowings under warehouse lines of credit	11,351	3,577	—
Net (repayments)/borrowings under loan repurchase facilities	(3,303)	64,033	236,059
Borrowings from securities repurchase agreements	5,243	138,210	366,104
Repayments of securities repurchase agreements	(34,957)	(173,788)	(343,593)
Proceeds from issuance of Exchangeable Senior Notes	—	—	54,451
Allocation of proceeds to conversion option on Exchangeable Senior Notes	—	—	1,324
Dividends on common stock and distributions on OP Units (net of change in dividends and distributions payable)	(14,236)	(19,130)	(10,410)
Repurchase of preferred stock including dividend	—	—	(148)
Equity raise payments	—	—	(217)
Contributions from non-controlling interests	50	—	—
Net cash (used in)/provided by financing activities	$(35,852)	$12,902	$416,682

Contractual Obligations

The Company has entered into an Investment Advisory Agreement with the Advisor. The Advisor is entitled to receive a quarterly advisory fee, loan sourcing fee and the reimbursement of certain expenses; however, these obligations do not have fixed and determinable payments.

The following table presents contractual obligations and commitments at December 31, 2015, as discussed above under “Liquidity and Capital Resources”:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Warehouse lines of credit	$100,768	$100,768	$—	$—	$—
Interest on warehouse lines of credit (1)	2,105	2,105	—	—	—
Loan repurchase facilities	296,789	296,789	—	—	—
Interest on loan repurchase facilities (1)	4,152	4,152	—	—	—
Repurchase agreements	73,300	73,300	—	—	—
Interest on securities repurchase agreements (1)	278	278	—	—	—
Exchangeable Senior Notes	57,500	57,500	—	—	—
Interest on Exchangeable Senior Notes	4,600	4,600	—	—	—
Operating leases	2,602	982	1,490	130	—
Total	$542,094	$540,474	$1,490	$130	$—

(1)	Interest is calculated based on the interest rates in effect at December 31, 2015 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated borrowings.

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

Credit Risk

The Company expects to encounter credit risk related to its non-Agency RMBS and mortgage loans, including assets it may originate or acquire. A portion of the Company's assets are comprised of residential mortgage loans that are unrated. The credit risk related to these investments pertains to the ability and willingness of borrowers to pay the mortgage loan payments, the ability of which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. The Company believes that residual loan credit quality is primarily determined by the borrowers' credit profiles and loan characteristics. Changes in home price appreciation have a significant impact on the performance of non-Agency RMBS and mortgage loans.

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

The borrowings the Company used to fund its portfolio included $527.4 million at December 31, 2015 under the warehouse lines of credit and repurchase agreements with four lenders, Loan Repurchase Facilities, master securities repurchase agreements with four counterparties and the Exchangeable Senior Notes. At December 31, 2015, the Company also had interest rate swaps with an outstanding notional amount of $17.2 million, resulting in variable rate debt of $453.7 million. A 50 basis point increase in LIBOR would increase the annual interest expense related to the $453.7 million in variable rate debt by $2.3 million. Such hypothetical impact of interest rates on the Company's variable rate debt does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, the Company may take actions to further mitigate its exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company's financial structure.

Net Interest Income

The Company's operating results will depend in part on differences between the income from its investments and its borrowing costs. Most of the Company's Loan Repurchase Facilities, securities repurchase agreements and warehouse lines of credit and repurchase agreements related to the GMFS mortgage banking platform, provide financing based on a floating rate of interest calculated on a fixed spread over LIBOR. If the federal funds rate is increased above its existing target range, the Company would ordinarily expect LIBOR to also increase. If this unfolds, the Company would expect the borrowing costs associated with the Company's investments to increase while the income earned by the Company on its fixed interest rate investments to remain substantially unchanged. This will result in a narrowing of the net interest spread between existing assets and borrowings and may result in a decline in asset value or otherwise result in losses. In addition, an increase in the federal funds rate, if accompanied by broader increase in interest rates, may also cause other challenges for the Company's business by, for example, reducing the demand for newly originated mortgage loans due to the higher cost of borrowing, which could adversely impact loan production from GMFS.

Hedging techniques are partly based on assumed levels of prepayments of the Company's residential mortgage loans and RMBS. If prepayments are slower or faster than assumed, the effectiveness of any hedging strategies the Company uses will be reduced and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are complex and may produce volatile returns. The Company is considering a variety of steps to address the impact on the Company’s business of a rising interest rate environment, including the sale of existing assets that may be sensitive to higher interest rates, changes to the Company’s asset and liability hedging strategy, acquiring new assets that may be less sensitive to rising rates or reducing the amount of leverage the Company uses in its business. There can be no assurance that such steps or others which the Company may implement in the near to medium term will be effective in mitigating the impact of a rising rate environment.

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

Counterparty Risk

The Company finances the acquisition of a significant portion of its residential mortgage loans, RMBS and Other Investment Securities with its repurchase agreements and warehouse lines of credit. In connection with these financing arrangements, the Company pledges its residential mortgage loans and securities as collateral to secure the borrowings. The amount of collateral pledged will typically exceed the amount of the borrowings ( i.e. the haircut) such that the borrowings will be over-collateralized. As a result, the Company is exposed to the counterparty if, during the term of the financing, a lender should default on its obligation and the Company is not able to recover its pledged assets. The amount of this exposure is the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to the lender including accrued interest receivable on such collateral.

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

The following table summarizes the Company’s exposure to its repurchase agreements, warehouse lines of credit and derivative counterparties at December 31, 2015:

	Number of Counterparties	Repurchase Agreement Borrowings (1)	Warehouse Lines of Credit	Swaps & Swaption at Fair Value	Exposure (2)	Exposure as a Percentage of Total Assets
	(dollars in thousands)
North America:
U.S.	4	$285,379	$62,360	$—	$109,067	14.1%
Canada (3)	1	54,167	—	—	17,145	2.2
	5	339,546	62,360	—	126,212	16.3%
Europe: (3)
United Kingdom	1	11,077	—	(1,009)	6,359	0.8%
Switzerland	2	19,746	38,408	—	8,248	1.1
	3	30,823	38,408	(1,009)	14,607	1.9%
Total Counterparty Exposure	8	$370,369	$100,768	$(1,009)	$140,819	18.2%

(1)	Includes accrued interest payable.
(2)	The exposure reflects the difference between (a) the amount loaned to the Company through repurchase agreements and warehouse lines of credit, including interest payable, plus the derivative liability and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets, plus derivative assets.
(3)	Includes foreign based counterparties as well as U.S. domiciled subsidiaries of such counterparties, as such transactions are generally entered into with a U.S. domiciled subsidiary of such counterparties.

The following table presents information with respect to any counterparty for repurchase agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at December 31, 2015:

Counterparty	Counterparty Rating (1)	Amount of Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percentage of Stockholders’ Equity
	(dollars in thousands)
Citigroup Inc .(3)	A/A1	$97,688	5	55.4%
RBC Capital Markets, LLC	AA-/A2	$17,145	<1	9.7%

(1)	The counterparty rating presented is the long-term issuer credit rating as rated at December 31, 2015 by S&P and Moody’s, respectively.
(2)	The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements, including interest payable, plus the net unrealized gain on swaps including collateral pledged and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such securities.
(3)	Includes amounts at risk with Citibank, N.A. and Citigroup Global Markets Inc. Counterparty rating is for Citibank, N.A. which represents $94.9 million of the total exposure. The remaining exposure is to Citigroup Global Markets Inc. which was rated A/Baa2 by S&P and Moody’s, respectively at December 31, 2015.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

ZAIS Financial Corp. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, equity and cash flows present fairly, in all material respects, the financial position of ZAIS Financial Corp. and its subsidiaries (the “Company”) at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, NY

March 10, 2016

ZAIS Financial Corp. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
	(Expressed in United States Dollars, except share data)
Assets
Cash	$20,793,716	$33,791,013
Restricted cash	4,371,725	7,143,078
Mortgage loans held for investment, at fair value – $394,942,512 and $415,814,067 pledged as collateral, respectively	397,678,140	415,959,838
Mortgage loans held for investment, at cost	1,886,642	1,338,935
Mortgage loans held for sale, at fair value - $115,942,230 and $97,690,960 pledged as collateral, respectively	115,942,230	97,690,960
Real estate securities, at fair value – $95,627,850 and $135,779,193 pledged as collateral, respectively	109,339,281	148,585,733
Other Investment Securities, at fair value – $1,989,174 and $2,040,532 pledged as collateral, respectively	12,804,196	2,040,532
Loans eligible for repurchase from Ginnie Mae	34,745,103	21,710,284
Mortgage servicing rights, at fair value	48,209,016	33,378,978
Derivative assets, at fair value	2,376,187	2,485,100
Other assets	7,928,878	6,092,863
Goodwill	14,183,537	16,512,680
Intangible Assets	4,880,270	5,668,611
Total assets	$775,138,921	$792,398,605
Liabilities
Warehouse lines of credit	$100,768,428	$89,417,564
Loan repurchase facilities	296,789,330	300,092,293
Securities repurchase agreements	73,300,159	103,014,105
Exchangeable Senior Notes	56,509,046	55,474,741
Contingent consideration	11,285,100	11,430,413
Derivative liabilities, at fair value	1,831,967	2,585,184
Dividends and distributions payable	3,559,120	3,559,120
Accounts payable and other liabilities	18,572,613	11,731,089
Liability for loans eligible for repurchase from Ginnie Mae	34,745,103	21,710,284
Total liabilities	597,360,866	599,014,793

Commitments and Contingencies (Note 22)

Equity
12.5% Series A cumulative non-voting preferred stock, $0.0001 par value; 50,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 7,970,886 shares issued and outstanding	798	798
Additional paid-in capital	164,207,617	164,207,617
(Accumulated deficit)/retained earnings	(4,984,178)	9,029,947
Total ZAIS Financial Corp. stockholders’ equity	159,224,237	173,238,362
Non-controlling interests in operating partnership	18,553,818	20,145,450
Total equity	177,778,055	193,383,812
Total liabilities and equity	$775,138,921	$792,398,605

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(Expressed in United States Dollars, except share data)
Interest income
Mortgage loans held for investment	$25,930,901	$26,140,679	$10,470,435
Mortgage loans held for sale	3,144,345	594,217	—
Real estate securities	8,166,961	14,313,293	15,947,892
Other investment securities	560,349	544,558	—
Total interest income	37,802,556	41,592,747	26,418,327
Interest expense
Warehouse lines of credit	2,151,690	121,194	—
Loan repurchase facilities	9,432,335	8,906,849	3,612,167
Securities repurchase agreements	1,480,616	2,544,838	2,918,813
Exchangeable Senior Notes	5,785,264	5,686,664	563,539
Total interest expense	18,849,905	17,259,545	7,094,519
Net interest income	18,952,651	24,333,202	19,323,808

Non-interest income
Mortgage banking activities, net	45,857,462	5,439,006	—
Loan servicing fee income, net of direct costs	7,092,431	929,718	—
Change in fair value of mortgage servicing rights	(4,128,476)	(1,684,373)	—
Other income	54,857	45,861	—
Total non-interest income	48,876,274	4,730,212	—
Other (losses)/gains
Change in unrealized gain or loss on mortgage loans held for investment	(9,368,719)	22,814,340	7,136,482
Change in unrealized gain or loss on real estate securities	(4,851,240)	(2,993,640)	(7,170,706)
Change in unrealized gain or loss on Other Investment Securities	(334,167)	(226,224)	—
Change in unrealized gain or loss on real estate owned	(435,282)	(503,956)	—
Realized gain on mortgage loans held for investment	1,479,145	1,838,800	1,298,844
Realized gain/(loss) on real estate securities	18,833	3,694,256	(9,045,689)
Realized (loss)/gain on Other Investment Securities	(154,554)	226,743	—
Realized (loss)/gain on real estate owned	(160,341)	2,455	—
(Loss)/gain on derivative instruments related to investment portfolio	(171,859)	(5,921,725)	5,614,815
Total other (losses)/gains	(13,978,184)	18,931,049	(2,166,254)
Expenses
Advisory fee - related party	2,953,115	2,853,896	2,629,815
Salaries, commissions and benefits	30,934,727	3,765,784	—
Operating expenses	12,294,334	7,862,308	5,473,915
Other expenses	4,672,368	4,511,741	1,500,359
Total expenses	50,854,544	18,993,729	9,604,089

Net income before income taxes	2,996,197	29,000,734	7,553,465

Income tax expense/(benefit)	4,415,474	(850,996)	—
Net (loss)/income after income taxes	(1,419,277)	29,851,730	7,553,465

Net (loss)/income allocated to non-controlling interests	(158,568)	3,109,760	880,358
Preferred dividends	—	—	15,379
Net (loss)/income attributable to ZAIS Financial Corp. common stockholders	$(1,260,709)	$26,741,970	$6,657,728
Net (loss)/income per share applicable to common stockholders:
Basic	$(0.16)	$3.35	$0.92
Diluted	$(0.16)	$3.08	$0.92
Weighted average number of shares of common stock:
Basic	7,970,886	7,970,886	7,273,366
Diluted	8,897,800	10,677,360	8,200,280

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Equity

(Expressed in United States Dollars, except share data)

	Preferred Stock		Common Stock				Total ZAIS	Non-
	Shares of Preferred Stock	Preferred Stock at Par	Shares of Common Stock	Common Stock at Par	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Financial Corp. Stockholders’ Equity	controlling Interests in Operating Partnership	Total Equity
Balance at December 31, 2012	133	$—	2,071,096	$207	$39,759,770	$5,281,941	$45,041,918	$20,098,877	$65,140,795

Reversal of common stock repurchase liability	—	—	249,790	25	5,440,150	—	5,440,175	—	5,440,175
Repurchase of preferred shares	(133)	—	—	—	(133,000)	—	(133,000)	—	(133,000)
Net proceeds from initial public offering	—	—	5,650,000	566	118,861,934	—	118,862,500	—	118,862,500
Equity raise payments	—	—	—	—	(216,658)	—	(216,658)	—	(216,658)
Distributions on OP units	—	—	—	—	—	—	—	(1,965,060)	(1,965,060)
Dividends on common stock	—	—	—	—	—	(16,898,276)	(16,898,276)	—	(16,898,276)
Rebalancing of ownership percentage between the Company and operating partnership	—	—	—	—	495,421	—	495,421	(495,421)	—
Net income	—	—	—	—	—	6,657,728	6,657,728	880,358	7,538,086
Balance at December 31, 2013	—	$—	7,970,886	$798	$164,207,617	$(4,958,607)	$159,249,808	$18,518,754	$177,768,562

Distributions on OP units	—	—	—	—	—	—	—	(1,483,064)	(1,483,064)
Dividends on common stock	—	—	—	—	—	(12,753,416)	(12,753,416)	—	(12,753,416)
Net income	—	—	—	—	—	26,741,970	26,741,970	3,109,760	29,851,730
Balance at December 31, 2014	—	$—	7,970,886	$798	$164,207,617	$9,029,947	$173,238,362	$20,145,450	$193,383,812

Distributions on OP units	—	—	—	—	—	—	—	(1,483,064)	(1,483,064)
Dividends on common stock	—	—	—	—	—	(12,753,416)	(12,753,416)	—	(12,753,416)
Contributions	—	—	—	—	—	—	—	50,000	50,000
Net loss	—	—	—	—	—	(1,260,709)	(1,260,709)	(158,568)	(1,419,277)
Balance at December 31, 2015	—	$—	7,970,886	$798	$164,207,617	$(4,984,178)	$159,224,237	$18,553,818	$177,778,055

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(Expressed in United States Dollars)
Cash flows from operating activities
Net (loss) income	$(1,419,277)	$29,851,730	$7,553,465
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities
Net (accretion)/amortization of (discounts) premiums related to mortgage loans held for investment	(7,761,432)	(7,497,341)	(3,059,231)
Net (accretion)/amortization of (discounts)/premiums related to real estate securities	(3,882,887)	(5,528,538)	(2,932,089)
Net (accretion)/amortization of (discounts)/premiums related to other investment securities	(192,476)	(180,438)	—
Change in unrealized gain or loss on mortgage loans held for investment	9,368,719	(22,814,340)	(7,136,482)
Change in unrealized gain or loss on real estate securities	4,851,240	2,993,640	7,170,706
Change in unrealized gain or loss on other investment securities	334,167	226,224	—
Change in unrealized gain or loss on real estate owned	435,282	503,956	—
Change in fair value of mortgage servicing rights	4,128,476	1,684,373	—
Realized gain on mortgage loans held for investment	(1,479,145)	(1,838,800)	(1,298,844)
Realized (gain)/ loss on real estate securities	(18,833)	(3,694,256)	9,045,689
Realized loss/(gain) on other investment securities	154,554	(226,743)	—
Realized loss/(gain) on real estate owned	160,341	(2,455)	—
Change in unrealized gain or loss on derivative instruments related to investment portfolio	(644,304)	5,306,841	(1,281,997)
Amortization of Exchangeable Senior Notes discount	1,034,305	935,690	88,457
Depreciation and amortization expense	933,812	154,010	—
Proceeds from sale and principal payments on mortgages held for sale	1,893,833,985	245,140,671	—
Originations and purchases of mortgage loans held for sale	(1,851,206,995)	(253,934,598)	—
Gain on sale of mortgages held for sale	(61,322,192)	3,615,357	—
Capitalization of originated mortgage servicing rights	(18,958,514)	(2,763,014)	—
Changes in operating assets and liabilities:
(Increase) /decrease in other assets	1,614,564	559,791	(1,321,134)
Increase /(decrease) in accounts payable and other liabilities	7,100,795	2,818,360	1,302,727
Decrease in contingent consideration	(145,313)	—	—
Net cash (used in)/ provided by operating activities	(23,081,128)	(4,689,880)	8,131,267
Cash flows from investing activities
Cash paid for the acquisition of GMFS, net of cash acquired	—	(49,542,840)	—
Origination of mortgage loans held for investment	(6,201,147)	—	—
Acquisitions of mortgage loans held for investment	(16,353,410)	(85,579,169)	(334,162,044)
Proceeds from sales and principal repayments on mortgage loans held for investment	36,798,274	31,519,288	13,871,059
Acquisitions of real estate securities, net of change in payable for real estate securities purchased	(6,362,138)	(47,034,327)	(406,263,789)
Proceeds from principal repayments on real estate securities	17,888,188	28,197,740	46,752,670
Proceeds from sales of real estate securities, net of changes in receivable for real estate securities sold	26,770,882	102,635,229	291,348,906
Acquisitions of Other Investment Securities	(17,031,330)	(12,926,953)	—
Proceeds from sales of Other Investment Securities	5,961,506	11,067,378	—
Proceeds from principal repayments on other investment securities	9,915	—	—
Purchase of swaption	—	(4,803,750)	—
Proceeds received for the final reconciliation of purchase price relating to the acquisition of GMFS	1,684,263	—	—
Restricted cash provided by/(used) in investment activities	2,771,353	(5,014,842)	1,639,915
Net cash provided by /(used in) investing activities	45,936,356	(31,482,246)	(386,813,283)
Cash flows from financing activities
Proceeds from issuance of common stock, net		—	118,862,500
Payment of common stock repurchase liability		—	(5,750,512)
Net borrowings under warehouse lines of credit	11,350,864	3,576,859	—
Net (repayments)/borrowings under loan repurchase facilities	(3,302,963)	64,033,317	236,058,976
Borrowings from securities repurchase agreements	5,243,481	138,210,170	366,103,785
Repayments of securities repurchase agreements	(34,957,427)	(173,787,743)	(343,592,574)
Proceeds from issuance of Exchangeable Senior Notes	—	—	54,450,594
Allocation of proceeds to conversion option on Exchangeable Senior Notes	—	—	1,324,406
Dividends on common stock and distributions on OP units (net of dividends and distributions payable)	(14,236,480)	(19,130,270)	(10,410,426)
Repurchase of preferred stock including dividend	—	—	(148,379)
Equity raise payments	—	—	(216,658)
Contributions from non-controlling interests	50,000	—	—
Net cash (used in)/provided by financing activities	(35,852,525)	12,902,333	416,681,712
Net (decrease)/ increase in cash	(12,997,297)	(23,269,793)	37,999,696
Cash
Beginning of year	33,791,013	57,060,806	19,061,110
End of year	$20,793,716	$33,791,013	$57,060,806
Supplemental disclosure of cash flow information
Interest paid on warehouse lines of credit, loan repurchase facilities, securities repurchase agreements and Exchangeable Senior Notes	$17,536,164	$18,666,057	$5,696,619
Taxes paid	$—	$—	$—
Supplemental disclosure of noncash investing and financing activities
Accrued dividends and distributions payable	$3,559,120	$3,559,120	$8,452,910
Conversion of mortgage loans held for investment to real estate owned	$3,806,064	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Organization

ZAIS Financial Corp. and subsidiaries (the "Company") is a Maryland corporation invests in residential mortgage loans. GMFS, LLC (“GMFS”), a mortgage banking platform the Company acquired in October 2014, originates, sells and services mortgage loans and the Company acquires performing, re-performing and newly originated loans through other channels. The Company also invests in, finances and manages residential mortgage-backed securities ("RMBS") that are not issued or guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or an agency of the U.S. Government, such as Government National Mortgage Association ("Ginnie Mae") ("non-Agency RMBS"), with an emphasis on securities that, when originally issued, were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations. The Company also has the discretion to invest in RMBS that are issued or guaranteed by a federally chartered corporation or a U.S. Government agency ("Agency RMBS"), including through To-Be-Announced ("TBA") contracts, and in other real estate-related and financial assets.

As announced on November 4, 2015, the Company has engaged a financial advisor to assist it in evaluating potential strategic alternatives to enhance stockholder value. The continuing strategic review includes the exploration of merger or sale transactions involving the Company or a liquidation of Company's assets. In light of the strategic review and in order to reduce current market risk in its investment portfolio, the Company has recently begun the process of selling its seasoned, re-performing mortgage loans from its residential mortgage investments segment. A sale of these assets is expected to be completed early in the second quarter of 2016. Additionally, as part of the strategic review, the Company has made the recent decision to cease the purchase of newly originated residential mortgage loans as part of its mortgage conduit purchase program and will begin the unwinding of the Company’s mortgage conduit business.

The Company and its financial advisor have engaged in preliminary discussions with several potential counterparties. While the Company is currently engaged in discussions with a potential counterparty about a potential merger or sale transaction, there is no assurance that the discussions will lead to a definitive merger or sale transaction, which would be subject to approval by the Company’s board of directors and its stockholders. In the event that the Company does not reach a definitive agreement with respect to a merger or sale transaction, management of the Company intends to present to the Company’s board of directors for its consideration a plan of liquidation. There is no assurance that the Company’s board of directors will approve any plan of liquidation and recommend its acceptance by the Company’s stockholders.

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

The Company is the sole general partner of, and conducts substantially all of its business through, ZAIS Financial Partners, L.P., the Company's consolidated operating partnership subsidiary (the "Operating Partnership"). The Company is externally managed by ZAIS REIT Management, LLC (the "Advisor"), a subsidiary of ZAIS Group, LLC ("ZAIS"), and has no employees except for those employed by GMFS. GMFS had 246 employees at December 31, 2015.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the U.S. Securities and Exchange Commission.

The Company operates in the following two business segments: residential mortgage investments and residential mortgage banking.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Operating Partnership, all of the wholly owned subsidiaries of the Operating Partnership, including its taxable REIT subsidiaries (“TRS”), and a joint venture in which the Company has a controlling financial interest. All intercompany balances have been eliminated in consolidation.

The Company, which serves as the sole general partner of and conducts substantially all of its business through the Operating Partnership, holds approximately 89.6% of the operating partnership units ("OP Units") in the Operating Partnership at December 31, 2015 and December 31, 2014. The Operating Partnership in turn holds directly or indirectly all of the equity interests in its subsidiaries.

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

The Company has evaluated its interests in its real estate investment securities and its interests in the securitizations discussed in the preceding paragraph to determine if each represents a variable interest in a VIE. The Company monitors these investments and its investment in the securities and analyzes them for potential consolidation. The Company determined that it was not the primary beneficiary of the VIEs and therefore none of the VIEs were consolidated at December 31, 2015 or December 31, 2014. The maximum exposure of the Company to VIEs is limited to the fair value of its investments in real estate securities and MSRs as disclosed in the Company's consolidated balance sheets.

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

Other Investment Securities

The Company held Freddie Mac Structured Agency Credit Risk Notes at December 31, 2015 and December 31, 2014 and Fannie Mae's Risk Transfer Notes at December 31, 2015 (collectively, the “Other Investment Securities”). The Other Investment Securities represent unsecured general obligations of Fannie Mae and Freddie Mac and are structured to be subject to the performance of a certain pool of residential mortgage loans.

Mortgage Loans Held for Investment, Mortgage Loans Held for Sale, Real Estate Securities, Other Investment Securities and MSRs — Fair Value Election

U.S. GAAP permits entities to choose to measure certain eligible financial instruments at fair value. The Company has elected the fair value option for some of its mortgage loans held for investment, and each of its real estate securities, Other Investment Securities and MSRs at the date of purchase. The fair value option election is irrevocable and requires the Company to measure these mortgage loans, real estate securities, Other Investment Securities and MSRs at estimated fair value with the change in estimated fair value recognized through earnings. The Company has established a policy for its mortgage loans held for investment, real estate securities and Other Investment Securities to separate interest income from the full change in fair value in the consolidated statements of operations. The interest income component is presented as interest income on mortgage loans held for investment, mortgage loans held for sale, real estate securities and Other Investment Securities and the remainder of the change in fair value is presented separately as change in unrealized gain or loss in the Company's consolidated statements of operations.

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

Level 2 — Fair value is determined based on inputs other than quoted prices that are observable for the asset or liability either directly or indirectly as of the reporting date. Assets and liabilities which are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives, including foreign exchange forward contracts whose values are based on the following:

•	Quoted prices for similar assets or liabilities in active markets.

•	Quoted prices for identical or similar assets or liabilities in nonactive markets.

•	Pricing models whose inputs are observable for substantially the full term of the asset or liability.

•	Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 — Fair value is determined based on inputs that are unobservable for the investment and includes situations where there is little, if any, market activity for the asset or liability. The inputs into the determination of fair value require significant management judgment or estimation and the Company may use models or other valuation methodologies to arrive at fair value. Investments that are included in this category generally include MSRs, distressed debt, less liquid corporate debt securities, non-investment grade residual interests in securitizations, collateralized debt obligations and certain derivative contracts. The hierarchy gives the lowest priority to Level 3.

ZAIS has established a valuation process that applies for all levels of investments in the valuation hierarchy to ensure that the valuation techniques are consistent and verifiable. The valuation process includes discussions between the valuation team, portfolio management team and the valuation committee (the “Valuation Committee”). The Valuation Committee consists of senior members of ZAIS Group and is co-chaired by the Chief Risk Officer and Chief Financial Officer of ZAIS. The Valuation Committee meets to review and approve the results of the valuation process which are used in connection with the preparation of quarterly and annual financial statements. The Valuation Committee is responsible for oversight and review of the written valuation policies and procedures and ensuring that they are applied consistently.

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

Mortgage Loans Held for Investment, at Fair Value

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

Mortgage Loans Held for Sale, at Fair Value

The fair value of mortgage loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan. Accordingly, mortgage loans held for sale are classified as Level 2 in the fair value hierarchy.

Real Estate Securities and Other Investment Securities, at Fair Value

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

MSRs, at Fair Value

The Company uses a third party vendor to assist management in estimating the fair value of MSRs. The third party vendor uses a discounted cash flow approach which consists of projecting servicing cash flows discounted at a rate that management believes market participants would use in their determinations of fair value. The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, escrow earnings and ancillary income. MSRs are classified as Level 3 in the fair value hierarchy.

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

Interest Rate Swap Agreements

An interest rate swap is an agreement between two counterparties to exchange periodic interest payments where one party to the contract makes a fixed rate payment in exchange for a floating rate payment from the other party. The dollar amount each party pays is an agreed-upon periodic interest rate multiplied by some predetermined dollar principal (notional amount). No principal (notional amount) is exchanged between the two parties at trade initiation date. Only interest payments are exchanged. ZAIS utilize proprietary modeling analysis or industry standard third party analytics to support the counterparty valuations received for interest rate swap agreements. These counterparty valuations are generally based on models with observable market inputs such as interest rates and contractual cash flows, and, as such, are classified as Level 2 on the fair value hierarchy. The Company’s interest rate swap agreements are governed by International Swap and Derivative Association trading agreements, which are separately negotiated agreements with dealer counterparties. At December 31, 2015 and December 31, 2014, no credit valuation adjustment was made in determining the fair value of the derivative. Changes in the value of the contract are reported in gain (loss) on derivative instruments related to investment portfolio in the consolidated statements of operations.

Loan Purchase Commitments ("LPCs")

LPCs are agreements with approved third-party residential loan originators to purchase residential loans at a future date. LPCs that qualify as derivatives are recorded at their estimated fair values in the Company's consolidated balance sheets. The fair value of the Company's LPCs are based on the prices the underlying loans can be purchased for in the secondary market, adjusted for an estimated pull through rate. Changes in fair value are reported in the consolidated statements of operations. LPCs are classified as Level 3 in the fair value hierarchy.

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

Real Estate Securities and Other Investment Securities, at Fair Value

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

Mortgage Loans Held for Investment, at Cost and Mortgage Loans Held for Sale, at Fair Value

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

Mortgage Banking Activities, net

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

Gains and losses from the sale of mortgage loans held for sale are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale and is included in mortgage banking activities, net in the consolidated statements of operations. The sales proceeds reflect the cash received and the initial fair value of the separately recognized MSRs. Gains and losses also includes the unrealized gains and losses associated with the mortgage loans held for sale and the realized and unrealized gains and losses from MBS forward sales contracts and IRLCs. Loan origination costs directly attributable to the processing, underwriting, and closing of a loan are offset against gain on sale of mortgage loans held for sale when loans are sold.

Loan Expenses, including Provision for Loan Indemnification

Loan expenses include indirect costs related to loan origination activities and are expensed as incurred and are included in mortgage banking activities, net in the Company’s consolidated statements of operations. The provision for loan indemnification includes the fair value of the incurred liability for mortgage repurchases and indemnifications recognized at the time of loan sale and any other provisions recorded against the loan indemnification reserve and are included in mortgage banking activities, net in the Company’s consolidated statements of operations.

Loan Origination Fee Income

Loan origination fee income represents revenue earned from originating mortgage loans and is included in mortgage banking activities, net in the Company's consolidated statements of operations. Loan origination fees relating to mortgage loans held for sale are reflected in mortgage banking activities, net when loans are sold.

Loan Servicing Fee Income, Net of Direct Costs

Loan servicing fee income represents revenue earned for servicing loans for various investors and is included in the consolidated statements of operations. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized into revenue as the related mortgage payments are received. Direct costs consist of sub-servicing costs which are offset against loan servicing fee income as incurred.

Expense Recognition

Expenses are recognized when incurred. Expenses include, but are not limited to, loan servicing fees, advisory fees, professional fees for legal, accounting and consulting services, and general and administrative expenses such as insurance, custodial and miscellaneous fees.

Servicing Advances

Servicing advances represent escrow and other advances on behalf of borrowers and investors to cover delinquent balances for property taxes, insurance premiums and other out-of-pocket costs. Advances are made in accordance with the servicing agreements and are recoverable upon liquidation. The Company periodically reviews the advances for collectability and amounts are written off when they are deemed uncollectible.

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

Securities Repurchase Agreements

The Company finances a portion of its RMBS portfolio and Other Investment Securities through the use of securities repurchase agreements entered into under master repurchase agreements. The Company has master repurchase agreements with four financial institutions at December 31, 2015. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Repurchase agreements are recorded on trade date at the contract amount.

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

The Company generally records its derivatives on a gross basis prior to the application of the impact of the fair value and collateral netting in the consolidated balance sheets. Derivative instruments that are subject to an enforceable master netting arrangement or similar agreement are netted in the consolidated balance sheets.

Real Estate Owned

The Company records real estate owned ("REO") assets when it is considered to have received physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing mortgage loans. The Company is considered to have received physical possession of the property upon the occurrence of either (i) obtaining legal title to the residential real estate property upon completion of a foreclosure (the Company may obtain legal title to the residential real estate property even if the borrower has redemption rights that provide the borrower with a legal right for a period of time after a foreclosure to reclaim the real estate property by paying certain amounts specified by law) or (ii) the borrower conveying all interest in the residential real estate property to the Company to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The deed in lieu of foreclosure or similar legal agreement is completed when agreed-upon terms and conditions have been satisfied by both the borrower and the creditor.

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

8% Exchangeable Senior Notes Due 2016

On November 25, 2013, the Operating Partnership issued $57.5 million aggregate principal amount of unsecured 8.0% Exchangeable Senior Notes due 2016 (the "Exchangeable Senior Notes"). The Exchangeable Senior Notes are carried at amortized cost. Interest expense on the Exchangeable Senior Notes is computed using the effective interest method. The conversion features of the Exchangeable Senior Notes are deemed to be an embedded derivative. Accordingly, the Company is required to bifurcate the embedded derivative related to the conversion features of the Exchangeable Senior Notes. The Company recognized the embedded derivative as a liability in its consolidated balance sheets and measured it at its estimated fair value and recognized changes in its estimated fair value in gain/(loss) on derivative instruments in the Company's consolidated statements of operations.

Liability for Loan Repurchases and Indemnifications

Loans sold to investors by the Company and which met investor and agency underwriting guidelines at the time of sale may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company may, upon mutual agreement, agree to repurchase the loans or indemnify the investor against future losses on such loans. In such cases, the Company bears any subsequent credit loss on the loans. The Company has established a liability for potential losses related to these representations and warranties with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other liabilities in the Company's consolidated balance sheets and the provision for loan indemnification is included in mortgage banking activities, net in the Company's consolidated statements of operations. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demands, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as charge-offs against the reserve liability.

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

Loss Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief available, sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be reasonably estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable, would be disclosed.

Legal costs are recorded on an accrual basis as incurred.

Escrow and Fiduciary Funds

The Company maintains segregated bank accounts in trust for mortgagor escrow balances. Such amounts are excluded from the Company's consolidated balance sheets.

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

The Company periodically reviews the carrying amounts of its finite-lived intangible assets to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. The assessment of recoverability is based on management’s estimates by comparing the sum of the estimated undiscounted cash flows generated by the underlying asset, or other appropriate grouping of assets, to its carrying value to determine whether an impairment existed at its lowest level of identifiable cash flows. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment is recognized to the extent the carrying value of such asset exceeds its fair value.

Contingent Consideration

Contingent consideration represent future payments of cash or equity interests to the former owners of GMFS which was acquired on October 31, 2014. The contingent consideration was initially recorded on the date of acquisition at fair value in the consolidated balance sheet and is subsequently remeasured each reporting period at fair value with the change in the fair value recorded in operating expenses in the Company’s consolidated statements of operations.

Recently Issued Accounting Pronouncements

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

In February 2015, the FASB issued ASU 2015-02, "Consolidation: Amendments to the Consolidation Analysis" ("ASU 2015-02"). ASU 2015-02 makes changes to both the variable interest model and the voting model. The guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. Adoption of ASU 2015-02 on January 1, 2016 is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2015 the FASB issued ASU 2015-03, "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. Adoption of ASU 2015-03 on January 1, 2016 is not expected to have a material effect on the Company's consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805)” (“ASU 2015-16”). The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. Adoption of ASU 2015-16 on January 1, 2016 is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments─Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). 'The amendments in ASU 2016-01, among other things: (i) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) and (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. The Company is currently evaluating the impact of adopting this new standard.

3. GMFS Transaction

On August 5, 2014, the Company, in its capacity as guarantor, entered into an agreement and plan of merger (the "GMFS Merger Agreement") among ZFC Honeybee TRS, LLC, an indirect subsidiary of the Company, ZFC Honeybee Acquisitions, LLC ("Honeybee Acquisitions"), a wholly owned subsidiary of ZFC Honeybee TRS, LLC, GMFS and Honeyrep, LLC, solely in its capacity as the security holder representative. GMFS is a mortgage banking platform that primarily originates and services agency and government guaranteed residential mortgage loans in the southern United States. On October 31, 2014, the Company completed its acquisition of GMFS. Honeybee Acquisitions was merged with and into GMFS (the "Merger"), with GMFS surviving the Merger as an indirect subsidiary of the Company. The final purchase price was approximately $61.2 million.

The GMFS Merger Agreement contained customary representations and warranties by the parties, as well as customary covenants, including non-competition and non-solicitation covenants by GMFS's key managers and indemnification covenants by both parties, subject to stated thresholds and limitations.

The preliminary purchase price was approximately $62.8 million at closing which was comprised of (i) the estimated fair market value of GMFS's MSR portfolio, (ii) the estimated value of GMFS's net tangible assets at October 31, 2014 and (iii) a purchase price premium. In addition to cash paid at closing, two contingent $1 million deferred premium payments payable in cash over two years, plus potential additional consideration based on future loan production and profits will be payable over a four-year period if certain conditions are met (the “Production and Profitability Earn-Out”). The $2 million of deferred premium payments is contingent on GMFS remaining profitable and retaining certain key employees. The Production and Profitability Earn-Out are dependent on GMFS achieving certain profitability and loan production goals and is capped at $20 million. Up to 50% of the Production and Profitability Earn-Out may be paid in common stock of the Company, at the Company's option. The Company funded the closing cash payment through a combination of available cash and the liquidation of a portion of its non-Agency RMBS portfolio.

Total consideration at closing was as follows:

Cash paid to owners of GMFS	$62,847,452
Contingent consideration	11,430,413
Total consideration at closing	$74,277,865

Contingent consideration represents the estimated present value of deferred premiums and the Production and Profitability Earn-Out. Contingent consideration was estimated at closing based on future production and earnings projections of GMFS over the four year earn-out period and is re-measured to fair value at each reporting date until the contingency is resolved. The changes in fair value are recognized in earnings. The final consideration paid could be materially different from the estimate and the difference will be recorded through earnings in the consolidated statements of operations. For the year ended December 31, 2015, the Company recorded a decrease in the contingent consideration liability of $145,313. The net decrease in the estimated liability resulted from (i) an increase due to the impact of the passage of time and (ii) a decrease due to the impact of the refinement of the expected case estimate to incorporate market based volatility assumptions and changes to the market discount rates. The change in the contingent consideration liability is included in operating expenses in the consolidated statements of operations.

Under the acquisition method of accounting, the total purchase price allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed is based on management's preliminary valuation of GMFS's tangible and intangible assets acquired by the Company and GMFS's liabilities assumed by the Company as of October 31, 2014. The valuation of the net assets acquired is summarized as follows (the final purchase price allocation in June 2015 did not result in material changes):

Fair value of Assets:
Cash and cash equivalents	$13,304,612
Mortgage loans held for sale	92,512,390
Mortgage loans held for investment, at cost	1,098,897
Derivative assets	1,590,160
Other assets	2,713,950
MSRs	32,300,337
Goodwill	16,512,680
Intangible Assets	5,800,000
Loans eligible for repurchase from Ginnie Mae	21,169,329
Total assets acquired	$187,002,355
Fair value of Liabilities:
Warehouse lines of credit	$85,840,705
Accounts payable and other liabilities	5,714,456
Liability for loans eligible for repurchase from Ginnie Mae	21,169,329
Total liabilities assumed	$112,724,490
Fair value of net assets acquired	$74,277,865

For the years ended December 31, 2015 and December 31, 2014, the Company incurred acquisition related costs of $120,852 and $2,177,617, respectively related to the acquisition of GMFS. Such amounts are included in other expenses in the Company’s consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and liabilities. The determination of goodwill at the time of closing was as follows:

Total purchase price	$74,277,865
Less: Preliminary estimate of the fair value of the net assets acquired	(57,765,185)
Goodwill	$16,512,680

Pursuant to the terms of the GMFS Merger Agreement, based on the final reconciliation of the October 31, 2014 values, the Company received a net settlement of $1,684,263 in June 2015 from an escrow account established at the time of the closing and updated its allocation of the purchase price to the assets and liabilities acquired. The final purchase price of the acquisition (before contingent consideration) was $61,163,189 as a result of this net settlement. The updated allocation, combined with the receipt of escrow funds resulted in a reduction of goodwill of $1,943,533 and a reduction of accrued expenses of $259,269. Additionally, goodwill was reduced by $385,610 relating to the reversal of a liability existing as of the date of the acquisition. These adjustments were recorded based on information obtained subsequent to the acquisition date that related to information that existed as of the acquisition date.

The changes in the carrying amount of the goodwill for the period from October 31, 2014 through December 31, 2014 and the year ended December 31, 2015 is as follows:

Acquisition of GMFS	$16,512,680
Balance at December 31, 2014	16,512,680

Reversal of a liability existing as of the date of acquisition	(385,610)
Finalization of purchase price based upon final reconciliation	(1,943,533)
Balance at December 31, 2015	$14,183,537

Goodwill has been allocated to the Company's residential mortgage banking segment and was established as a result of the acquisition of GMFS on October 31, 2014. Goodwill is not amortized but is tested for impairment on the anniversary date of the acquisition or more frequently if events or changes in circumstances indicate that a potential impairment may have occurred. As of October 31, 2015, the Company’s common stock had been trading below its book value for several quarters which is an indicator of potential impairment of the goodwill. The Company, therefore, conducted a valuation analysis of the mortgage banking unit using both a discounted cash flow analysis and market comparables. This valuation analysis supported the current carrying value of the mortgage banking segment, and indicated that the discount in the Company’s stock price was attributable to the residential mortgage investments and corporate segments. No impairment losses relating to goodwill were recorded for the period from October 31, 2014 to December 31, 2014 or the year ended December 31, 2015.

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

Amortization expense related to the intangible assets acquired for the year ended December 31, 2015 and period from October 31, 2014 to December 31, 2014 was as follows:

	Year Ended December 31, 2015	October 31, 2014 to December 31, 2014
Amortization expense	$788,341	$131,389

Such amounts are recorded as other expenses in the consolidated statements of operations.

At December 31, 2015 and December 31, 2014, accumulated amortization is as follows:

	December 31, 2015	December 31 2014
Trade name	$233,338	$33,333
Customer relationships	151,662	21,666
Licenses	388,892	55,556
Favorable lease	145,838	20,834
Total accumulated amortization	$919,730	$131,389

Amortization expense related to the intangible assets for the five years subsequent to December 31, 2015 is as follows:

2016	$788,340
2017	$732,776
2018	$455,004
2019	$455,004
2020	$455,004

No impairment losses relating to intangible assets were recorded for the period from October 31, 2014 to December 31, 2014 or the year ended December 31, 2015. The Company did not have any intangible assets prior to the acquisition of GMFS on October 31, 2014.

Results of Operations and Pro-Forma Results

The Company has recognized the following revenues and earnings related to its investment in GMFS for the period from October 31, 2014 (the date of acquisition) to December 31, 2014 which are reflected in the Company’s consolidated statements of operations:

Interest income – mortgage loans held for sale	$594,217

Mortgage banking activities, net:
Gain on sale of mortgage loans, net of direct costs	5,344,361
Loan origination fee income	213,540
Provision for loan indemnification	(118,895)
	5,439,006
Loan servicing fee income, net of direct costs	929,718
Change in fair value of mortgage servicing rights	(1,684,373)
Other income	45,861
Total non-interest income	4,730,212

Net income before expenses and taxes relating to Honeybee TRS	583,073
Expenses of Honeybee TRS	(2,710,564	)(1)
Net loss after expenses of Honeybee TRS, before tax	(2,127,491)
Tax benefit	850,996
Net loss after expenses of Honeybee TRS, after tax	$(1,276,495)

(1) These expenses are included in other expenses in the Company’s consolidated statements of operations.

The results of GMFS are included in the Company’s results beginning October 31, 2014. The unaudited pro forma revenues and net income of the consolidated entity for the year ended December 31, 2014, assuming the business combination was consummated on January 1, 2013, are as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Net interest income	$21,623,473	$15,737,131

Non-interest Income
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

The following tables present the Company’s financial instruments that were accounted for at fair value on a recurring basis at December 31, 2015 and December 31, 2014, by level within the fair value hierarchy:

December 31, 2015

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for investment	$—	$—	$397,678,140	$397,678,140
Mortgage loans held for sale	—	115,942,230	—	115,942,230
Non-Agency RMBS	—	—	109,339,281	109,339,281
Other Investment Securities	—	—	12,804,196	12,804,196
MSRs	—	—	48,209,016	48,209,016
Derivative assets	—	—	2,376,187	2,376,187
Total	$—	$115,942,230	$570,406,820	$686,349,050
Liabilities
Contingent consideration	$—	$—	$11,285,100	$11,285,100
Derivative liabilities	—	1,822,096	9,871	1,831,967
Total	$—	$1,822,096	$11,294,971	$13,117,067

December 31, 2014

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for investment	$—	$—	$415,959,838	$415,959,838
Mortgage loans held for sale	—	97,690,960	—	97,690,960
Non-Agency RMBS	—	—	148,585,733	148,585,733
Other Investment Securities	—	—	2,040,532	2,040,532
MSRs	—	—	33,378,978	33,378,978
Derivative assets	—	—	2,485,100	2,485,100
Total	$—	$97,690,960	$602,450,181	$700,141,141
Liabilities
Contingent consideration	$—	$—	$11,430,413	$11,430,413
Derivative liabilities	—	2,585,184	—	2,585,184
Total	$—	$2,585,184	$11,430,413	$14,015,597

The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Mortgage Loans Held for Investment, RMBS and Other Investment Securities

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Mortgage Loans Held for Investment	Non-Agency RMBS	Other Investment Securities	Mortgage Loans Held for Investment	Non-Agency RMBS	Other Investment Securities
Beginning balance	$415,959,838	$148,585,733	$2,040,532	$331,785,542	$226,155,221	$—
Originations/acquisitions	21,709,387	6,362,138	17,031,330	85,579,169	47,034,327	12,926,953
Proceeds from sales	—	(26,770,882)	(5,961,506)	—	(102,635,229)	(11,067,378)
Amortization of premiums	(6,422)	—	—	—	—	—
Net accretion of discounts	7,767,854	3,882,887	192,476	7,497,341	5,528,538	180,438
Proceeds from principal repayments	(36,056,879)	(17,888,188)	(9,915)	(31,759,326)	(28,197,740)	—
Conversion of mortgage loans to REO	(3,806,064)	—	—	(1,796,028)	—	—
Total losses (realized/unrealized) included in earnings	(19,504,275)	(6,105,642)	(723,638)	(8,250,003)	(6,694,487)	(226,224)
Total gains (realized/unrealized) included in earnings	11,614,701	1,273,235	234,917	32,903,143	7,395,103	226,743
Ending balance	$397,678,140	$109,339,281	$12,804,196	$415,959,838	$148,585,733	$2,040,532
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the reporting date	$(9,639,808)	$(4,098,040)	$(567,589)	$22,957,500	$(1,039,499)	$(226,224)

Derivative Instruments

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Loan Purchase Commitments	Interest Rate Lock Commitments	Loan Purchase Commitments	Interest Rate Lock Commitments
Beginning balance	$4,037	$2,481,063	$—	$—
Acquisition of GMFS	—	—	—	2,702,954
Change in unrealized gain or loss	(13,908)	(104,876)	4,037	(221,891)
Ending balance	$(9,871)	$2,376,187	$4,037	$2,481,063
The amount of total gains or (losses) for the year included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the reporting date	$(13,908)	$(104,876)	$4.037	$(221,891)

MSRs

See Note 8 – "Mortgage Servicing Rights, at fair value" for additional information about the Company's MSRs.

Contingent Consideration

	Year Ended
	December 31, 2015	December 31, 2014
Beginning balance	$11,430,413	$—
Acquisition of GMFS	—	11,430,413
Change in fair value	(145,313)	—
Ending balance	$11,285,100	$11,430,413

 There were no financial assets or liabilities that were accounted for at fair value on a nonrecurring basis at December 31, 2015 or December 31, 2014. During the years ended December 31, 2015 and December 31, 2014, mortgage loans held for investment were transferred out of Level 3 when the properties were foreclosed and were classified as real estate owned. There were no other transfers into or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2015 or December 31, 2014.

The following tables present quantitative information about the Company's assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value at December 31, 2015	Valuation Technique(s)	Unobservable Input	Min	Max	Weighted Average
Mortgage loans held for Investment	$397,678,140	Discounted cash flow model	Constant voluntary prepayment	1.9%	5.0%	3.2%
			Constant default rate	1.4%	5.0%	3.1%
			Loss severity	5.9%	37.2%	22.1%
			Delinquency	6.3%	13.2%	10.9%
Non-Agency RMBS
Alternative – A	$35,998,175	Broker quotes/comparable trades	Constant voluntary prepayment	2.7%	18.9%	12.9%
			Constant default rate	0.2%	7.8%	2.8%
			Loss severity	0.0%	85.0%	21.0%
			Delinquency	1.4%	22.2%	8.9%
Pay option adjustable rate	32,209,538	Broker quotes/comparable trades	Constant voluntary prepayment	2.2%	13.5%	7.5%
			Constant default rate	0.5%	13.0%	3.5%
			Loss severity	0.0%	95.6%	40.0%
			Delinquency	5.3%	21.9%	12.3%
Prime	32,482,521	Broker quotes/comparable trades	Constant voluntary prepayment	3.6%	21.0%	8.0%
			Constant default rate	0.5%	9.4%	3.7%
			Loss severity	0.0%	85.1%	28.9%
			Delinquency	4.4%	25.5%	12.0%
Subprime	8,649,047	Broker quotes/comparable trades	Constant voluntary prepayment	1.2%	7.7%	3.9%
			Constant default rate	3.0%	8.0%	6.2%
			Loss severity	11.1%	128.5%	54.0%
			Delinquency	18.3%	28.0%	22.2%
Total Non-Agency RMBS	$109,339,281

Other Investment Securities	$12,804,196	Broker quotes/comparable trades	Constant voluntary prepayment	4.0%	18.4%	6.9%

MSRs	$48,209,016	Discounted cash flow model	Constant voluntary prepayment	8.5%	10.5%	9.3%
			Cost of servicing	$77	$110	$92
			Discount rate	9.0%	10.0%	9.4%

Contingent consideration	$11,285,100	Option pricing model	Discount rate	10.2%	10.8%	10.5%
			Production volatility	—	—	20.0%
			Profitability volatility	—	—	50.0%

	Fair Value at December 31, 2014	Valuation Technique(s)	Unobservable Input	Min/Max		Weighted Average
Mortgage loans held for investment	$415,959,838	Discounted cash flow model	Constant voluntary prepayment	1.4%	27.1%	3.9%
			Constant default rate	0.0%	4.0%	2.9%
			Loss severity	0.0%	40.5%	23.8%
			Delinquency	0.1%	13.6%	10.6%
Non-Agency RMBS
Alternative – A	$61,296,540	Broker quotes/ comparable trades	Constant voluntary prepayment	1.6%	24.8%	13.6%
			Constant default rate	0.1%	8.4%	3.1%
			Loss severity	0.0%	81.1%	20.5%
			Delinquency	1.3%	25.9%	10.1%
Pay option adjustable rate	$45,541,325	Broker quotes/ comparable trades	Constant voluntary prepayment	1.7%	20.1%	8.9%
			Constant default rate	1.6%	19.4%	4.3%
			Loss severity	0.0%	66.2%	38.0%
			Delinquency	6.8%	29.1%	15.2%
Prime	$39,065,076	Broker quotes/ comparable trades	Constant voluntary prepayment	2.6%	17.3%	9.2%
			Constant default rate	0.2%	9.2%	4.1%
			Loss severity	0.0%	78.3%	28.2%
			Delinquency	5.0%	24.8%	13.0%
Subprime	$2,682,792	Broker quotes/ comparable trades	Constant voluntary prepayment	2.4%	7.4%	4.7%
			Constant default rate	6.0%	8.0%	7.7%
			Loss severity	65.0%	85.0%	72.0%
			Delinquency	25.5%	27.7%	26.8%
Total Non-Agency RMBS	$148,585,733

Other Investment Securities	$2,040,532	Broker quotes/ comparable trades	Constant voluntary prepayment			7.5%

MSRs	$33,378,978	Discounted cash flow model	Constant prepayment rate	7.6%	58.2%	10.6%
			Cost of servicing	$76	$533	$91
			Discount rate	9.0%	10.0%	9.4%
Contingent consideration	$11,430,413	Discounted cash flow model	Cost of equity	—	—	6.4%
			Cost of capital	—	—	16.9%

The valuation methodology for the contingent consideration changed from 2014 to 2015. The contingent consideration recorded at December 31, 2014 was based on a discount cash flow in connection with the acquisition of GMFS on October 31, 2014. The Company used an option pricing model to reassess the fair value of the contingent consideration at December 31, 2015.

Derivative Financial Instruments

The Company estimates the fair value of interest rate lock commitments ("IRLC") based on quoted Agency MBS prices, the expected net future cash flows related to servicing the mortgage loan, adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of IRLCs that will result in a closed mortgage loan under the original terms of the agreement (or “pullthrough rate”). The Company categorizes IRLCs as a "Level 3" financial statement item.

The significant unobservable inputs used in the fair value measurement of the Company's IRLCs are the pull-through rate and the expected net future cash flows related to servicing the MSRs component of the Company's estimate of the value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate and expected net future cash flows related to servicing the MSR component of the IRLCs, in isolation, may result in a significant change in fair value. The financial effects of changes in these assumptions are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value, but increase the pull-through rate for loans that have decreased in fair value.

The following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs at December 31, 2015 and December 31, 2014:

Pull-through rate
Range	62.4% – 100.0%	55.7% - 100.0%
Weighted average	87.6%	85.0%
MSR value expressed as:
Servicing fee multiple
Range	0.8% - 5.9%	0.4% - 6.0%
Weighted average	4.3%	4.4%
Percentage of unpaid principal balance
Range	0.3% - 1.7%	0.2% - 1.9%
Weighted average	1.1%	1.1%

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

 The following table presents the difference between the fair value and the aggregate unpaid principal amount and/or notional balance of assets for which the fair value option was elected at December 31, 2015 and December 31, 2014:

	December 31, 2015			December 31, 2014
	Fair Value	Unpaid Principal and/or Notional Balance (2)	Difference	Fair Value	Unpaid Principal and/or Notional Balance (2)	Difference
Financial instruments, at fair value
Mortgage loans held for investment (1)	$397,678,140	$444,500,063	$(46,821,923)	$415,959,838	$464,877,028	$(48,917,190)
Mortgage loans held for sale	115,942,230	111,393,424	4,548,804	97,690,960	92,917,659	4,773,301
Non-Agency RMBS	109,339,281	168,925,162	(59,585,881)	148,585,733	226,501,915	(77,916,182)
Other Investment Securities	12,804,196	13,398,851	(594,655)	2,040,532	2,250,000	(209,468)
MSRs	48,209,016	4,173,927,393	N/A (3)	33,378,978	3,078,974,342	N/A (3)

(1)	Balance comprised of loans that are (i) distressed and re-performing at the time of purchase and (ii) newly originated at the time of purchase.
(2)	Non-Agency RMBS includes an IO with a notional balance of $35.0 million and $48.6 million at December 31, 2015 and December 31, 2014, respectively.
(3)	Amounts not presented. Unpaid principal balance of MSRs are generally significantly greater than their fair value.

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

The following table summarizes the estimated fair value and carrying value for all other financial instruments at December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets
Cash	$20,793,716	$20,793,716	$33,791,013	$33,791,013
Restricted cash	4,371,725	4,371,725	7,143,078	7,143,078
Mortgage loans held for investment, at cost	1,886,642	1,886,642	1,310,544	1,338,935
Liabilities
Warehouse lines of credit	$100,768,428	$100,768,428	$89,417,564	$89,417,564
Loan repurchase facilities	296,789,330	296,789,330	300,092,293	300,092,293
Securities repurchase agreements	73,300,159	73,300,159	103,014,105	103,014,105
Exchangeable Senior Notes	56,775,500	56,509,046	59,933,400	55,474,741

Cash includes cash on hand for which fair value equals carrying value (a Level 1 measurement). Restricted cash represents the Company's cash held by counterparties as collateral against the Company's derivatives, loan repurchase facilities and securities repurchase agreements. Due to the short-term nature of the restrictions, fair value approximates carrying value (a Level 1 measurement). The fair value of the mortgage loans held for investment is determined, where possible using secondary-market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan. Accordingly, mortgage loans held for investment, at cost are classified as Level 2 in the fair value hierarchy. The fair value of the Company's warehouse lines of credit and repurchase agreements related to the GMFS mortgage banking platform, loan repurchase facilities and securities repurchase agreements is based on an expected present value technique using observable market interest rates. As such, the Company considers the estimated fair value to be a Level 2 measurement. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. The fair value of the Exchangeable Senior Notes (see Note 12) is based on observable market prices (a Level 2 measurement).

The differences reflected in the table for mortgage loans held for investment are not necessarily indicative of cumulative gains or losses related to loans because it does not take into account the fair value of the loans at the date of acquisition.

5. Mortgage Loans Held for Investment, at Fair Value

Distressed and re-performing loans at the time of purchase

During the year ended December 31, 2015, the Company did not acquire any mortgage loans held for investment which showed evidence of credit deterioration at the time of purchase.

During the years ended December 31, 2014 and December 31, 2013, the Company's acquisition of mortgage loans held for investment which showed evidence of credit deterioration at the time of purchase was as follows:

	Year Ended
	December 31 2014	December 31, 2013
Aggregate Unpaid Principal Balance	$100,422,418	$412,865,280
Loan Repurchase Facilities Used	60,557,196	231,981,549

The following tables present certain information regarding the Company's mortgage loans held for investment at December 31, 2015 and December 31, 2014 which showed evidence of credit deterioration at the time of purchase:

December 31, 2015

	Unpaid			Gross Unrealized (1)			Difference Between Fair Value and Aggregate Unpaid	Weighted Average
	Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Principal Balance	Coupon	Unleveraged Yield
Mortgage Loans Held for Investment
Performing
Fixed	$240,031,119	$(44,650,666)	$195,380,453	$23,626,555	$(2,521,921)	$216,485,087	$(23,546,032)	4.70%	7.59%
ARM	143,625,653	(15,597,990)	128,027,663	5.918,004	(3,126,826)	130,818,841	(12,806,812)	3.63	7.15
Total performing	383,656,772	(60,248,656)	323,408,116	29,544,559	(5,648,747)	347,303,928	(36,352,844)	4.30	7.41
Non-performing (2)	40,100,775	(7,515,130)	32,585,645	990,974	(4,245,960)	29,330,659	(10,770,116)	4.65	7.78
Total Mortgage Loans Held for Investment	$423,757,547	$(67,763,786)	$355,993,761	$30,535,533	$(9,894,707)	$376,634,587	$(47,122,960)	4.34%	7.45%

December 31, 2014

	Unpaid			Gross Unrealized (1)			Difference Between Fair Value and Aggregate Unpaid	Weighted Average
	Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Principal Balance	Coupon	Unleveraged Yield
Mortgage Loans Held for Investment
Performing
Fixed	$265,306,697	$(51,501,092)	$213,805,605	$26,732,362	$(1,383,524)	$239,154,443	$(26,152,254)	4.50%	7.28%
ARM	162,858,201	(21,343,046)	141,515,155	9,568,296	(1,441,035)	149,642,416	(13,215,785)	3.59	7.10
Total performing	428,164,898	(72,844,138)	355,320,760	36,300,658	(2,824,559)	388,796,859	(39,368,039)	4.15	7.21
Non-performing (2)	35,945,165	(6,039,073)	29,906,092	840,097	(4,369,886)	26,376,303	(9,568,862)	5.48	7.13
Total Mortgage Loans Held for Investment	$464,110,063	$(78,883,211)	$385,226,852	$37,140,755	$(7,194,445)	$415,173,162	$(48,936,901)	4.26%	7.20%

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded the following as change in unrealized gain or loss on mortgage loans held for investment in the consolidated statements of operations:

Year Ended
December 31, 2015	December 31, 2014	December 31, 2013
$(9,305,484)	$22,810,802	$7,136,482

(2)	Loans that are delinquent for 60 days or more are considered non-performing.

The change in accretable yield for the Company's mortgages held for investment which had shown evidence of credit deterioration since origination at the time of purchase for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 is as follows:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Accretable yield, beginning of year	$267,509,905	$223,401,697	$—
Acquisitions	—	55,532,098	222,899,189
Accretion	(25,582,964)	(26,137,006)	(10,470,435)
Reclassifications from nonaccretable difference	5,825,003	14,713,116	10,972,942
Accretable yield, end of year	$247,751,944	$267,509,905	$223,401,696

Newly originated loans at the time of purchase

During the years ended December 31, 2015 and December 31, 2014, the Company's acquisition of mortgage loans held for investment which were newly originated at the time of purchase was as follows:

	Year Ended
	December 31, 2015	December 31, 2014
Aggregate Unpaid Principal Balance	$21,336,404	$766,965
Loan Repurchase Facilities Used	18,129,422	690,268

During the year ended December 31, 2013, the Company did not acquire any mortgage loans held for investment which were newly originated at the time of purchase.

The following tables present certain information regarding the Company's mortgage loans held for investment, at fair value, at December 31, 2015 and December 31, 2014 which were newly originated at the time of purchase and sourced through the Company’s loan purchase program:

December 31, 2015

	Unpaid			Gross Unrealized (1)			Weighted Average
	Principal Balance	Premium	Amortized Cost	Gains	Losses	Fair Value	Coupon	Unleveraged Yield
Performing
Fixed	$17,674,257	$315,860	$17,990,117	$58,069	$(99,486)	$17,948,700	5,05%	4.89%
ARM	3,068,259	44,875	3,113,134	—	(18,280)	3,094,854	4.37	4.25
Total Mortgage Loans Held for Investment	$20,742,516	$360,735	$21,103,251	$58,069	$(117,766)	$21,043,554	4.95%	4.79%

December 31, 2014

	Unpaid			Gross Unrealized (1)			Weighted Average
	Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Unleveraged Yield
Performing
Fixed	$766,965	$16,173	$783,138	$3,538	$—	$786,676	4.38%	4.20%
Total Mortgage Loans Held for Investment	$766,965	$16,173	$783,138	$3,538	$—	$786,676	4.38%	4.20%

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded the following as change in unrealized gain or loss on mortgage loans held for investment in the consolidated statements of operations:

Year Ended
December 31, 2015	December 31, 2014
$(63,235)	$3,538

Concentrations

The Company's mortgage loans held for investment, at fair value consists of mortgage loans on residential real estate located throughout the United States. The following is a summary of certain concentrations of credit risk in the mortgage loan portfolio at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014

Percentage of fair value of mortgage loans with unpaid principal balance to current property value in excess of 100%	44.1%	55.7%
Percentage of fair value of mortgage loans secured by properties in the following states:

Each representing 10% or more of fair value:
California	26.2%	26.2%
Florida	16.1%	16.6%
Additional state representing more than 5% of fair value:
Georgia	6.1%	5.7%
New York	4.8%	5.1%
Percentage of unpaid principal balance of mortgage loans carrying mortgage insurance	8.2%	10.3%

The range of interest rates and contractual maturities of the Company's mortgage loans held for investment at December 31, 2015 and December 31, 2014 were as follows:

	December 31, 2015	December 31, 2014
Interest rates	1.75% - 12.20%	1.75% - 12.20%
Contractual maturities	1 - 45 years	1 - 46 years

REO

Additional information about the Company’s REO assets at December 31, 2015 and December 31, 2014, are as follows:

	December 31, 2015	December 31, 2014
Net realizable value (included in other assets in the Company's consolidated balance sheets)	$1,784,670	$1,282,669
Carrying amount of mortgage loans held for investment, at fair value secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction	5,597,611	4,762,509

6. Mortgage Loans Held for Sale, at Fair Value

During the year ended December 31, 2015 and December 31, 2014, the Company's mortgage loans held for sale activity was as follows:

	Year Ended
	December 31, 2015	December 31, 2014
Balance at beginning of year	$97,690,960	$—
Acquisition of GMFS	—	92,512,390
Originations and repurchases	1,851,206,995	253,934,598
Proceeds from sales and principal payments	(1,893,833,985)	(245,140,671)
Transfers to mortgage loans held for investment, at cost, net	(443,932)	—
Gain on sale	61,322,192	(3,615,357)
Balance at end of year	$115,942,230	$97,690,960

Mortgage loans held for sale, at fair value at December 31, 2015 and December 31, 2014 is as follows:

	December 31, 2015		December 31, 2014
	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Conventional	$54,962,904	$56,586,717	$55,073,645	$57,058,195
Governmental	30,531,301	32,131,354	13,407,781	14,601,797
United States Department of Agriculture loans	16,222,152	17,059,982	16,105,088	17,069,138
United States Department of Veteran Affairs loan	8,922,978	9,314,255	6,730,696	7,196,278
Reverse mortgage	754,089	849,922	1,600,449	1,765,552
Total	$111,393,424	$115,942,230	$92,917,659	$97,690,960

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

The following tables present certain information regarding the Company's non-Agency RMBS and Other Investment Securities at December 31, 2015 and December 31, 2014:

December 31, 2015

	Principal or			Gross Unrealized (2)			Weighted Average
	Notional Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Unleveraged Yield
Real estate securities
Non-Agency RMBS:
Alternative – A	$76,328,172	$(40,150,416)	$36,177,756	$846,318	$(1,025,899)	$35,998,175	2.01%	6.18%
Pay option adjustable rate	42,562,819	(7,480,996)	35,081,823	6,863	(2,879,148)	32,209,538	1.10	5.31
Prime	37,366,079	(4,732,637)	32,633,442	563,311	(714,232)	32,482,521	3.62	5.95
Subprime	12,668,092	(4,039,253)	8,628,839	111,651	(91,443)	8,649,047	0.93	6.63
Total non-Agency RMBS	$168,925,162	$(56,403,302)	$112,521,860	$1,528,143	$(4,710,722)	$109,339,281	2.05%	5.87%
Other Investment Securities (1)	$13,398,851	$(34,264)	$13,364,587	$897	$(561,288)	$12,804,196	4.94%	6.65%

 December 31, 2014

	Principal or			Gross Unrealized (2)			Weighted Average
	Notional Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Unleveraged Yield
Real estate securities
Non-Agency RMBS:
Alternative – A	$118,547,109	$(58,583,222)	$59,963,887	$1,916,611	$(583,958)	$61,296,540	3.44%	7.03%
Pay option adjustable rate	58,122,808	(11,491,663)	46,631,145	80,848	(1,170,668)	45,541,325	0.93	6.12
Prime	43,803,995	(6,219,091)	37,584,904	1,545,452	(65,280)	39,065,076	3.60	6.79
Subprime	6,028,003	(3,290,867)	2,737,136	—	(54,344)	2,682,792	0.33	16.98
Total non-Agency RMBS	$226,501,915	$(79,584,843)	$146,917,072	$3,542,911	$(1,874,250)	$148,585,733	2.62%	6.96%
Other Investment Securities (1)	$2,250,000	$16,756	$2,266,756	$—	$(226,224)	$2,040,532	3.92%	5.90%

(1)	See Note 2 – Summary of Significant Accounting Policies , “Other Investment Securities".

(2)	The Company has elected the fair value option pursuant to ASC 825 for real estate securities. The Company recorded the changes in unrealized gain or loss in the consolidated statements of operations.

	December 31, 2015		December 31, 2014
	Non-Agency RMBS	Other Investment Securities	Non-Agency RMBS	Other Investment Securities
Notional balance of IO included in Alternative A	$35,042,860	—	$48,569,424	—
Contractual maturities (range)	18.1 to 31.3 years	8.4 to 12.3 years	20.3 to 32.3 years	9.7 years
Weighted average maturity	24.4 years	10.1 years	24.9 years	9.7 years

Actual maturities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and credit losses.

All real estate securities and Other Investment Securities held by the Company at December 31, 2015 and December 31, 2014 were issued by issuers based in the United States.

Realized losses from OTTI on non-Agency RMBS or Other Investment Securities for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 are as follows:

Year Ended
December 31, 2015	December 31, 2014	December 31, 2013
$—	$—	$1,108,024

8. Mortgage Servicing Rights, at Fair Value

The Company's MSRs consist of conforming conventional loans sold to Fannie Mae and Freddie Mac or loans securitized in Ginnie Mae securities. Similarly, the government loans serviced by the Company are securitized through Ginnie Mae, whereby the Company is insured against loss by the FHA or partially guaranteed against loss by the VA.

The activity of MSRs for the years ended December 31, 2015 and December 31, 2014 is as follows:

	Year Ended
	December 31, 2015	December 31, 2014
Balance at beginning of year	$33,378,978	$—
Acquisition of MSRs in connection with purchase of GMFS on October 31, 2014	—	32,300,337
Additions due to loans sold, servicing retained	18,958,514	2,763,014
Change in fair value of MSRs (1)
Changes in values of market related inputs or assumptions used in a valuation model (2)	29,378	(1,420,925)
Other changes (3)	(4,157,854)	(263,448)
Total - change in fair value of MSRs	(4,128,476)	(1,684,373)
Balance at end of year	$48,209,016	$33,378,978

(1)	Included in change in fair value of MSRs in the Company's consolidated statements of operations.

(2)	Primarily reflects changes in values of prepayment assumptions due to changes in interest rates.

(3)	Represents change in value primarily due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid off or paid down during the year.

The Company did not have MSRs prior to the acquisition of GMFS on October 31, 2014.

The Company's MSR portfolio at December 31, 2015 and December 31, 2014 is as follows:

	December 31, 2015		December 31, 2014
	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Fannie Mae	$1,880,177,827	$20,751,648	$1,640,799,719	$17,078,181
Ginnie Mae	1,488,159,758	18,231,527	1,146,234,768	13,102,076
Freddie Mac	805,589,808	9,225,841	291,939,855	3,198,721
Total	$4,173,927,393	$48,209,016	$3,078,974,342	$33,378,978

The following is a quantitative summary of key input assumptions and their related impact on the estimated fair value of the MSRs from adverse changes in those assumptions (weighted averages are based upon unpaid principal balance) at December 31, 2015:

Discount rate:
Range	6.6%-12.2%
Weighted average	9.4%

Effect on fair value of adverse change of:
5%	$(958,786)
10%	$(1,881,870)
20%	$(3,628,281)

Prepayment speed (1) :
Range	7.0%-12.0%
Weighted average	9.3%

Effect on fair value of adverse change of:
5%	$(938,584)
10%	$(1,756,195)
20%	$(3,428,890)

Per-loan annual cost of servicing:
Range	$64-$119
Weighted average	$92

Effect on fair value of adverse change of:
5%	$(547,228)
10%	$(1,094,455)
20%	$(2,188,910)

(1)	Prepayment speed is measured using CPR.

	Year Ended
	December 31, 2015	December 31, 2014
The amount of total gains or (losses) for the year included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$29,378	$(1,420,925)

The Company contracts with licensed sub-servicers to perform all servicing functions for these loans. The following table presents the loan servicing fee income, net of direct costs, for the years ended December 31, 2015 and December 31, 2014:

	Year Ended
	December 31, 2015	December 31, 2014
Loan servicing fee income	$10,641,288	$1,412,583
Late fee income	64	60
Sub-servicing costs	(3,548,921)	(482,925)
Loan servicing fee income, net of direct costs	$7,092,431	$929,718

The Company did not have any MSRs or loan servicing fees, net of direct costs prior to the acquisition of GMFS on October 31, 2014.

9. Warehouse Lines of Credit

At December 31, 2015 and December 31, 2014, the Company had two warehouse lines of credit and two master repurchase agreements, each with different lenders, which provide financing for the Company's origination of mortgage loans held for sale in its residential mortgage banking segment.

The warehouse lines of credit and repurchase agreements bear interest at a rate that has historically moved in close relationship to LIBOR. The agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. The Company was in compliance with all significant debt covenants at December 31, 2015 and December 31, 2014 and for the years ended December 31, 2015 and December 31, 2014.The Company did not have any warehouse lines of credit prior to the acquisition of GMFS on October 31, 2014.

The following tables present certain information regarding the Company's warehouse lines of credit and repurchase agreements in its residential mortgage banking segment at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Availability	$185,000,000	$130,000,000
Maturity dates	June 2016 – November 2016	January 2015 – June 2016

	December 31, 2015		December 31, 2014
Maturity Dates	Balance	Weighted Average Rate	Balance	Weighted Average Rate
30 days or less	$—	—%	$21,210,431	2.47%
181 days to 1 year	100,768,428	2.72	57,118,533	2.46
Greater than 1 year	—	—	11,088,600	2.92
Total balance and weighted average rate	$100,768,428	2.72%	$89,417,564	2.52%

Collateral

	December 31, 2015	December 31, 2014
Mortgage loans held for sale pledged as collateral to secure the warehouse lines of credit and repurchase agreements related to the GMFS mortgage banking platform	$115,942,230	$97,690,960

These obligations are also fully guaranteed by the Company.

10. Loan Repurchase Facilities

At December 31, 2015 and December 31, 2014, the Company had the following outstanding master repurchase agreements with Citibank, N.A. (the "Citi Loan Repurchase Facility") and Credit Suisse First Boston Mortgage Capital LLC (the "Credit Suisse Loan Repurchase Facility") (collectively, the "Loan Repurchase Facilities") used to fund the purchase of mortgage loans held for investment in its residential mortgage investments segment:

	December 31, 2015		December 31, 2014
	Citibank, N.A Distressed and	Credit Suisse First Boston Mortgage Capital LLC	Citibank, N.A Distressed and	Credit Suisse First Boston Mortgage Capital LLC
Lender Collateral type funded by facility	Re- Performing Loans	Newly Originated Loans	Re- Performing Loans	Newly Originated Loans
Total facility size	$325,000,000	$100,000,000	$325,000,000	$100,000,000
Amount committed	$150,000,000	$25,000,000	$150,000,000	$100,000,000
Maturity date	May 20, 2016	June 27, 2016	May 22, 2015	August 13, 2015
Outstanding balance	$279,467,573	$17,321,757	$299,402,024	$690,269

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

The Company pledges cash and certain of its Trust Certificates as collateral under the Loan Repurchase Facilities. The amounts available to be borrowed are dependent upon the fair value of the Trust Certificates pledged as collateral, which fluctuates with changes in interest rates, type of underlying mortgage loans and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in the fair value of pledged Trust Certificates, the lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. During the years ended December 31, 2015, December 31, 2014 and December 31, 2013 and at December 31, 2015 and December 31, 2014, the Company has met all margin call requirements related to any outstanding balances under its Loan Repurchase Facilities.

 The agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth and maximum debt to net worth ratio, as defined in the agreements. The Company was in compliance with all significant debt covenants for the years ended December 31, 2015 and December 31, 2014, and at December 31, 2015.

The following tables present certain information regarding the Company's Loan Repurchase Facilities at December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Loan Repurchase Facilities borrowings maturing within	—	—
91-180 days	$296,789,330	3.14%	$299,402,024	2.92%
181 days to 1 year	—	—	690,269	2.46%
Total balance and weighted average rate	$296,789,330	3.14%	$300,092,293	2.92%

	December 31, 2015	December 31, 2014
Fair value of Trust Certificates pledged as collateral	$394,942,512	$415,814,067
Fair value of mortgage loans not pledged as collateral	2,735,628	145,771
Cash pledged as collateral	375,579	—
Unused Amount (1)	128,210,670	124,907,707

(1)	The amount the Company is able to borrow under the Loan Repurchase Facilities is tied to the fair value of unencumbered Trust Certificates eligible to secure those agreements and the Company's ability to fund the agreements' margin requirements relating to the collateral sold.

	Year Ended
	December 31, 2015	December 31, 2014
Weighted average interest rate (1)	3.16%	3.11%
Average unpaid principal balance of loans sold under agreements to repurchase	$688,271	$193,332
Maximum daily amount outstanding	$302,037,635	$310,575,669

(1)	Includes commitment fees.

11. Securities Repurchase Agreements

Securities repurchase agreements related to real estate securities and Other Investment Securities involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." Repurchase agreements related to real estate securities and Other Investment Securities entered into by the Company are accounted for as financings and require the repurchase of the transferred securities at the end of each arrangement's term, typically 30 to 90 days. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in the fair value of pledged securities due to changes in market conditions or the publishing of monthly security paydown factors, the lender requires the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparty in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. Under the terms of the Company's master repurchase agreements related to real estate securities and Other Investment Securities, the counterparty may sell or re-hypothecate the pledged collateral.

The Company has master repurchase agreements with four financial institutions at December 31, 2015 and December 31, 2014.

The following tables present certain information regarding the Company's securities repurchase agreements at December 31, 2015 and December 31, 2014 by remaining maturity and collateral type:

	December 31, 2015
	Non-Agency RMBS		Other Investment Securities
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Securities repurchase agreements maturing within
30 days or less	$71,910,849	1.80%	$1,389,310	2.17%
Total balance/weighted average rate	$71,910,849	1.80%	$1,389,310	2.17%

	December 31, 2014
	Non-Agency RMBS		Other Investment Securities
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Securities repurchase agreements maturing within
30 days or less	$101,553,292	1.57%	$1,460,813	1.66%
Total balance/weighted average rate	$101,553,292	1.57%	$1,460,813	1.66%

Although securities repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the fair value of pledged assets would require the Company to provide additional collateral or cash to fund margin calls.

The Company pledges cash and certain of its non-Agency RMBS and Other Investment Securities as collateral under these securities repurchase agreements. The amounts available to be borrowed are dependent upon the fair value of the RMBS and Other Investment Securities pledged as collateral, which fluctuates with changes in interest rates, type of securities and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in the fair value of pledged RMBS and Other Investment Securities, the lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. During the years ended December 31, 2015, December 31, 2014 and December 31, 2013 and at December 31, 2015 and December 31, 2014, the Company has met all margin call requirements under its securities repurchase agreements.

The following table presents information with respect to the Company's posting of collateral under its securities repurchase agreements at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Fair value of non-Agency RMBS pledged as collateral	$95,627,850	$135,779,193
Fair value of Other Investment Securities pledged as collateral	1,989,174	2,040,532
Fair value of non-Agency RMBS not pledged as collateral	13,711,431	12,806,540
Fair value of Other Investment Securities not pledged as collateral	10,815,022	—
Cash pledged as collateral	2,029,581	684,256

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

The Company does not have the right to redeem the Exchangeable Senior Notes prior to the Maturity Date, except to the extent necessary to preserve its qualification as a REIT for U.S. federal income tax purposes. No sinking fund is provided for the Exchangeable Senior Notes. In addition, if the Company undergoes certain corporate events that constitute a "fundamental change," the holders of the Exchangeable Senior Notes may require the Company to repurchase for cash all or part of their Exchangeable Senior Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The Company is currently evaluating alternatives to settle the obligation at maturity in light of the pending strategic review.

The Exchangeable Senior Notes bear interest at a rate of 8.0% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2014. The effective interest rate of the Exchangeable Senior Notes, which is equal to the stated rate of 8.0% plus the amortization of the original issue discount and associated costs, is 10.2%.

The following table presents information with respect to the Exchangeable Senior Notes at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Fair value of conversion option derivative liability	$612,878	$1,022,248
Unamortized discount	990,954	2,025,259

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

 The Company had no exposure to TBA contracts for this segment at any time during the years ended December 31, 2015 and December 31, 2014. During the year ended December 31, 2013, the Company paired off purchases of TBA securities with a combined notional amount of $643.0 million by entering into simultaneous sales of TBA securities and realized losses of $4.2 million and recognized a change in unrealized gains or losses of $0.5 million as a result. At December 31, 2015 and December 31, 2014 the Company did not have any TBA contracts outstanding relating to this segment.

Residential Mortgage Banking Segment

IRLCs

The Company enters into IRLCs to originate residential mortgage loans held for sale, at specified interest rates and within a specified period of time (generally between 30 and 90 days), with customers who have applied for a loan and meet certain credit and underwriting criteria.

MBS Forward Sales Contracts and TBA Securities

The Company manages the interest rate price risk associated with its outstanding IRLCs and mortgage loans held for sale by entering into derivative instruments such as MBS forward sales contracts, some of which are TBA securities. The Company expects these derivatives will experience changes in fair value opposite to changes in the fair value of the IRLCs and mortgage loans held for sale, thereby reducing earnings volatility. The Company takes into account various factors and strategies in determining the portion of the IRLCs and mortgage loans held for sale it wants to economically hedge.

The Company did not have any IRLCs, MBS Forward Sales Contracts or TBA Securities related to the residential mortgage banking segment prior to the acquisition of GMFS on October 31, 2014.

Other

Conversion Option – Exchangeable Senior Notes

Changes in the fair value of the conversion option derivative related to the Exchangeable Senior Notes are recorded through earnings.

Derivative Instruments

The following table presents certain information related to derivative instruments held at December 31, 2015 and December 31, 2014:

Non-hedge derivatives	December 31, 2015	December 31, 2014
Notional amount of interest rate swaption	$—	$225,000,000
Notional amount of interest rate swaps	17,200,000	17,200,000
LPCs (Principal balance of underlying loans)	18,494,332	1,905,700
IRLCs (Principal balance of underlying loans)	190,933,017	118,486,590
Notional amount of MBS forward sales contracts	179,417,280	154,000,000

The notional amount is not representative of the maximum exposure to the Company.

The following table presents the fair value of the Company's derivative instruments and their balance sheet location at December 31, 2015 and December 31, 2014:

Derivative instruments	Designation	Balance Sheet Location	December 31, 2015	December 31, 2014
Interest rate swaps	Non-hedge	Derivative liabilities, at fair value	$(1,009,014)	$(860,553)

Interest rate swaption	Non-hedge	Derivative assets, at fair value	—	—

LPCs	Non-hedge	Derivative (liabilities) assets, at fair value	(9,871)	4,037

IRLCs	Non-hedge	Derivative assets, at fair value	2,376,187	2,481,063

MBS forward sales contracts	Non-hedge	Derivative liabilities, at fair value	(200,204)	(702,383)

Conversion Option - Exchangeable Senior Notes	Non-hedge	Derivative liabilities, at fair value	(612,878)	(1,022,248)

At December 31, 2015 and December 31, 2014, no credit valuation adjustment was made in determining the fair value of the interest rate swaption or interest rate swaps.

The following table presents the gains and (losses) related to Company's derivative instruments:

		Year Ended
Non-hedge derivatives	Income Statement Location	December 31, 2015	December 31, 2014	December 31, 2013
Interest rate swaps	Gain/(loss) on derivative instruments related to investment portfolio	$(567,321)	$(1,571,371)	$10,548,012

Interest rate swaption	Gain/(loss) on derivative instruments related to investment portfolio	—	(4,803,750)	—

LPCs	Gain/(loss) on derivative instruments related to investment portfolio	(13,908)	4,037	—

IRLCs	Mortgage banking activities, net	(104,876)	(221,891)	—

MBS forward sales contracts	Mortgage banking activities, net	502,179	410,411	—

Conversion Option - Exchangeable Senior Notes	Gain/(loss) on derivative instruments related to investment portfolio	409,370	449,359	(147,201)

TBAs	Gain/(loss) on derivative instruments related to investment portfolio	—	—	(4,785,996)

Interest Rate Swaption

The following table presents information about the Company's interest rate swaption agreement at December 31, 2014:

Swaption Expiration	Notional Amount	Strike Rate	Swap Maturity	Cash Pledged as Collateral (1)
January 15, 2015	$225,000,000	3.64%	2025	$4,886,011

(1)	At December 31, 2014 all collateral provided under the interest rate swaption agreement consisted of cash collateral which is included in restricted cash in the Company's consolidated balance sheets. The interest rate swaption agreement expired in January 2015.

The credit support annex provisions of the Company's interest rate swaption agreement allow the parties to mitigate their credit risk by requiring the party which is out of the money to post collateral.

Interest Rate Swaps

 The following table presents information about the Company's interest rate swap agreements at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Maturity	2023	2023
Notional Amount	$17,200,000	$17,200,000
Weighted Average Pay Rate	2.72%	2.72%
Weighted Average Receive Rate	0.33%	0.23%
Weighted Average Years to Maturity	7.6	8.6
Cash Pledged as Collateral (1)	$1,966,565	$1,572,811

(1)	At December 31, 2015 and December 31, 2014 all collateral provided under the interest rate swap agreements consisted of cash collateral which is included in restricted cash in the Company's consolidated balance sheets.

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

14. Mortgage Banking Activities

The following table presents the components of mortgage banking activities, net, recorded in the Company's consolidated statements of operations for the years ended December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Gain on sale of mortgage loans held for sale, net of direct costs (1)	$44,847,548	$5,344,361
Loan expenses, including provision for loan indemnification	(762,239)	(118,895)
Loan origination fee income	1,772,153	213,540
Total	$45,857,462	$5,439,006

(1)	Includes the change in fair value related to IRLCs and MBS forward sales contracts held during the year.

15. Loan Indemnification Reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other liabilities in the Company's consolidated balance sheets and the provision for loan indemnification losses is included in mortgage banking activities, net in the Company's consolidated statements of operations. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demand, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability.

The activity for the loan indemnification reserve for the years ended December 31, 2015 and December 31, 2014 is as follows:

	Year Ended
	December 31, 2015	December 31, 2014
Balance at the beginning of year	$2,662,162	$—
Balance at the date of acquisition	—	2,560,907
Loan indemnification losses incurred	(198,834)	—
Provision for loan indemnification losses	737,672	101,255
Total	$3,201,000	$2,662,162

 Because of the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. At December 31, 2015 and December 31, 2014, the reasonably possible loss above the recorded loan indemnification reserve was not considered material.

16. Income Taxes

For the years ended December 31, 2015, December 31, 2014, and December 31, 2013 and at December 31, 2015 and December 31, 2014, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders and does not engage in prohibited transactions. The majority of states also recognize the Company's REIT status.

The Company has separately made joint elections with three of its subsidiaries, ZFC Funding, Inc., ZFC Trust TRS I, LLC and ZFC Honeybee TRS, LLC to treat such subsidiaries as taxable REIT subsidiaries (the "TRS entities"). The Company's TRS entities file separate tax returns and are taxed as standalone C-Corporations for U.S. income tax purposes.

The following table summarizes the tax provision (benefit) recorded at the TRS entity level for the years ended December 31, 2015, December 31, 2014 and December 31, 2013:

Provision for Income Taxes

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Current tax expense (benefit)
Federal	$—	$—	$—
State	—	—	—
Total current tax (benefit) expense	—	—	—

Deferred tax expense (benefit)
Federal	3,547,809	(677,780)	—
State	867,665	(173,216)	—
Total deferred tax expense (benefit)	$4,415,474	$(850,996)	—
Total expense (benefit) for income taxes	$4,415,474	$(850,996)	$—

The following is a reconciliation of the statutory federal and state rate to the effective rate for the years ended December 31, 2015, December 31, 2014 and December 31, 2013:

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Tax expense/(benefit) at statutory rate	34.00%	35.00%	35.00%
State and local taxes, net of Federal Benefit	13.61%	(0.82)%	0.00%
Impact of REIT election (1)	58.88%	(39.46)%	(35.00)%
Change in valuation allowance (2)	37.11%	2.31%	0.00%
Other non-deductible/non-taxable items (3)	2.42%	0.03%	0.00%
Adjustment of tax rate used to value deferred taxes (4)	1.35%	0.00%	0.00%
Effective Tax Rate	147.37%	(2.94)%	0.00%

(1)	For all tax years, the Company’s effective tax rate differs from its statutory tax rate due to the deduction for dividend distributions required to be paid under Code section 857(a).

(2)	For the years ended December 31, 2015 and December 31, 2014, the change in valuation allowance relates to the change in reserve related to net operating losses and other future deductible items for ZFC Trust TRS, LLC and ZFC Funding, Inc.

(3)	For the years ended December 31, 2015 and December 31, 2014, the amount primarily relates to non-deductible meals and entertainment expenses.

(4)	For the year ended December 31, 2015, the amount primarily relates to the change in U.S. Federal statutory income tax rate used to value deferred tax assets and liabilities from 35% to 34%.

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

For the year ended December 31, 2015, the Company had activity in the ZFC Honeybee TRS, LLC which resulted in gross deferred tax assets of $3.9 million and gross deferred tax liabilities of $7.5 million and net deferred tax liability of $3.6 million. Based on ZFC Honeybee TRS, LLC’s earnings forecast and the availability of deferred tax liabilities, the Company feels that it is more likely than not that the Company will be able to utilize these deferred tax assets . The Company also had activity in ZFC Trust TRS I, LLC and ZFC Funding, Inc., which resulted in deferred tax assets of $1.8 million. As of December 31, 2015, the Company has established a full valuation allowance for deferred tax assets related to net operating loss and other future deductible amounts of ZFC Trust TRS I, LLC and ZFC Funding, Inc., as these entities do not have a history of earnings and are currently in a cumulative taxable loss position since inception. At December 31, 2014, the Company had activity in the TRS entities, which resulted in a deferred tax asset of $0.8 million after establishing a partial valuation allowance related to net operating losses and other future deductible amounts for tax purposes. The Company is allowed to carryforward its net operating losses for 20 years under U.S. Federal Income tax law and between 12 and 20 years in the majority of states which it operates in. The Company's net operating losses will expire between the years 2026-2035.

Components of the Company's net deferred tax asset and liability at December 31, 2015 and December 31, 2014 are presented in the following table:

	December 31, 2015	December 31, 2014
Deferred tax assets:
Tax effect of unrealized losses and other temporary differences	$519,503	$1,207,520
Accrued compensation	333,946	—
Loan loss reserves	249,745	—
Goodwill and intangible assets	634,491	—
Capital loss carryforward	364,803	—
Net operating loss carryforward	3,586,676	673,052
Total deferred tax assets	5,689,164	1,880,572
Valuation allowance	(1,762,628)	(671,913)
Total deferred tax assets less valuation allowance	3,926,536	1,208,659

Deferred tax liabilities:
MSRs	(7,187,289)
Tax effect of unrealized gains and other temporary differences	(303,725)	(357,663)
Total deferred tax liabilities	(7,491,014)	(357,663)
Total Deferred Tax (Liability) Asset, net of Valuation Allowance	$(3,564,478)	$850,996

The Company evaluates uncertain income tax positions each period. Based upon its analysis of income tax positions, the Company concluded that there are no significant uncertain tax positions that meet the recognition or measurement criteria at either December 31, 2015 or December 31, 2014. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in the Company's consolidated financial statements.

17. Other Assets and Liabilities

Servicing Advances

Servicing advances represent escrows and other advances on behalf of borrowers and investors to cover delinquent balances for property taxes, insurance premiums and other out-of-pocket costs. Advances are made in accordance with the Company's servicing agreements and are recoverable upon liquidation. At December 31, 2015 and December 31, 2014, the Company had servicing advances of $3,546,186 and $1,987,073, respectively. Such amounts are included in other assets in the Company's consolidated balance sheets.

Loans Eligible for Repurchase from Ginnie Mae

The Company has recorded an asset and liability in its consolidated balance sheets representing the unilateral right it has to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due).

There were no actual repurchases of Ginnie Mae delinquent or defaulted mortgage loans during the year ended December 31, 2015 and for the period from November 1, 2014 to December 31, 2014. The Company did not have any loans eligible for repurchase from Ginnie Mae prior to the acquisition of GMFS on October 31, 2014.

Escrow and Fiduciary Funds

Escrow and fiduciary funds are $24,985,730 and $25,619,979 at December 31, 2015 and December 31, 2014, respectively, and are excluded from the Company's consolidated balance sheets.

Real Estate Owned

At December 31, 2015 and December 31, 2014, the Company held REO (see Note 5) which are included in other assets in the Company's consolidated balance sheets.

Accounts Payable and Other Liabilities

At December 31, 2015 and December 31, 2014, the Company’s accounts payable and accrued expenses consisted of the following:

	December 31, 2015	December 31, 2014
Accrued compensation and benefits	$5,692,244	$1,466,899
Accounts payable and accrued expenses	4,714,192	5,220,346
Loan indemnification reserve	3,201,000	2,662,162
Deferred tax liability	3,564,478	—
Accrued interest expense	985,310	856,834
Other liabilities	415,389	1,524,848
Total	$18,572,613	$11,731,089

18. Earnings Per Share

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Numerator:
Net (loss) income attributable to ZAIS Financial Corp. common stockholders (Basic)	$(1,260,709)	$26,741,970	$6,657,728
Effect of dilutive securities:
Net (loss) income allocated to non-controlling interests relating to OP Units exchangeable for shares of common stock of the Company	(158,568)	3,109,760	880,358
Exchangeable Senior Notes:
Interest expense	—	3,240,561	—
Gain on conversion option derivative liability	—	(256,068)	—
Total – Exchangeable Senior Notes	—	2,984,493	—
Net (loss) income available to stockholders, after effect of dilutive securities	$(1,419,277)	$32,836,223	$7,538,086
Denominator:
Weighted average number of shares of common stock	7,970,886	7,970,886	7,273,366
Effect of dilutive securities:
Weighted average number of OP Units	926,914	926,914	926,914
Weighted average number of shares convertible under Exchangeable Senior Notes	—	1,779,560	—
Diluted weighted average shares outstanding	8,897,800	10,677,360	8,200,280
Net (loss) income per share applicable to ZAIS Financial Corp. common stockholders – Basic	$(.16)	$3.35	$0.92
Net (loss) income per share applicable to ZAIS Financial Corp. common stockholders – Diluted	$(.16)	$3.08	$0.92

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

The Company incurred the following fees pursuant to the Investment Advisory Agreement:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Advisory fees	$2,850,062	$2,850,062	$2,629,815
Loan sourcing fees	103,053	3,834	—
Total – Advisory fees – related party	$2,953,115	$2,853,896	$2,629,815

Such amounts are included in "Advisory fee – related party" in the Company's consolidated statements of operations.

The Company incurred the following Expense Reimbursements for amounts incurred by the Advisor for research and market data (including the amortization expense related to amounts prepaid to the Advisor):

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Expense Reimbursements	$880,551	$463,086	$199,694

Such amounts are included in operating expenses in the Company's consolidated statements of operations.

Amounts payable to the Advisor for advisory fees, loan sourcing fees and Expense Reimbursements at December 31, 2015 and December 31, 2014 are as follows:

December 31, 2015	December 31, 2014
$867,415	$984,603

Such amounts were included in accounts payable and other liabilities in the Company's consolidated balance sheets.

Other

GMFS received the following sub-lease income related to a portion of its office space (see Note 22) from a related party:

Year Ended
December 31, 2015	December 31, 2014	December 31, 2013
$38,960	$7,200	$—

Such amounts are included in other income in the Company's consolidated statements of operations. The Company did not have any sub-lease income prior to the acquisition of GMFS on October 31, 2014.

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

Dividends and Distributions

During the years ended December 31, 2015, December 31, 2014 and December 31, 2013 the Company declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount per Share and OP Unit
Year ended December 31, 2015:
March 19, 2015	March 31, 2015	April 15, 2015	$0.40
June 18, 2015	June 30, 2015	July 15, 2015	$0.40
September 17, 2015	September 30, 2015	October 15, 2015	$0.40
December 17, 2015	December 31, 2015	January 15, 2016	$0.40

Year ended December 31, 2014:
March 19, 2014	March 31, 2014	April 14, 2014	$0.40
June 17, 2014	June 30, 2014	July 15, 2014	$0.40
September 17, 2014	September 30, 2014	October 15, 2014	$0.40
December 18, 2014	December 31, 2014	January 15, 2015	$0.40

Year ended December 31, 2013:
May 14, 2013	May 24, 2013	May 31, 2013	$0.22
June 25, 2013	July 9, 2013	July 23, 2013	$0.45
September 18, 2013	September 30, 2013	October 11, 2013	$0.50
December 19, 2013 (1)	December 31, 2013	January 15, 2014	$0.95

(1)	Comprised of a regular cash dividend of $0.40 per share of common stock and OP Unit for the quarter ending December 31, 2013, and an additional special cash dividend of $0.55 per share of its common stock and OP Unit. The Company declared the special cash dividend to distribute taxable income from 2013 attributable to the termination of interest rate swap contracts.

Other

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

21. Non-controlling Interests

Non-controlling interests included in the Company's consolidated financial statements consist of the OP Units in the Operating Partnership held by parties other than the Company and an interest in a joint venture of GMFS held by parties other than the Company.

Certain investors own OP Units in the Operating Partnership. An OP Unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. OP unit holders have the right to redeem their OP Units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP Unit. When an OP unit holder redeems an OP Unit, non-controlling interests in the Operating Partnership is reduced and the Company's equity is increased. At December 31, 2015 and December 31, 2014, the non-controlling interest OP unit holders owned 926,914 OP units, or 10.4% of the OP Units issued by the Operating Partnership.

GMFS has a 50% controlling interest in a joint venture which performs mortgage brokerage activities and has been consolidated by the Company at December 31, 2015 and December 31, 2014.

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

In April 2015, GMFS received a claim from a counterparty of GMFS with respect to residential mortgage loans that were sold servicing released by GMFS to this counterparty’s predecessor prior to its acquisition by the Company on October 31, 2014. GMFS has since executed statute of limitations tolling agreements with this counterparty which have been extended to expire on June 2, 2016 but can be further extended by agreement of the parties (the initial tolling agreement was executed by GMFS on December 12, 2013).

Although the Company has established a loan indemnification reserve for potential losses related to loan sale representations and warranties with a corresponding provision recorded for loan losses (see Note 15), due to the early stage of this matter and the limited information available the Company is not able to determine the likelihood of the outcome.

The Company believes that any losses in excess of the loan indemnification reserve will be recovered by the Company as either a reduction of total contingent consideration owed under the GMFS Merger Agreement given the indemnification provisions in the GMFS Merger Agreement or by withdrawing funds from an escrow account established by the sellers at the time of the acquisition (as of December 31, 2015, the balance in the escrow account was $4,004,424). The Company has delayed the first year installment payment of the contingent consideration.

Losses in excess of the loan indemnification reserve, total contingent consideration and the escrow account could have a material adverse impact on the Company's results of operations, financial position or cash flows. In the event of litigation or settlement with the counterparty, the Company intends to pursue claims against the sellers of GMFS seeking indemnification for any losses or any amounts paid in settlement, although there can be no assurance that such claims would be successful or that any amounts available for indemnification would be adequate.

Management is not aware of any other contingencies that would require accrual or disclosure in the consolidated financial statements at December 31, 2015 or December 31, 2014.

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

Total commitments to originate loans are as follows at December 31, 2015 and December 31, 2014:

December 31, 2015	December 31, 2014
$216,072,457	$117,678,075

Leases

GMFS leases office space in Baton Rouge, LA for its corporate headquarters under a non-cancelable operating lease. The lease provides that GMFS pays taxes, maintenance, insurance, and other occupancy expenses applicable to the leased premises and contains three five-year renewal options at pre-determined amounts specified by the original lease agreement. GMFS also leases space in various states for its branch offices and equipment under various short-term rental agreements. GMFS incurred rent expense as follows:

Year Ended
December 31, 2015	December 31, 2014
$797,981	$122,986

Such amounts are included in operating expenses in the Company's consolidated statements of operations. The Company did not incur any rent expense prior to the acquisition of GMFS on October 31, 2014.

GMFS sub-leases a portion of its office space and furniture and fixtures contained therein to a related party (see Note 19).

At December 31, 2015, the future minimum rental payments for the five years subsequent to December 31, 2015 and thereafter are as follows:

2016	$981,775
2017	$807,361
2018	$682,321
2019	$130,080
2020	$—
Thereafter	$—

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

The Company finances the acquisition of a significant portion of its mortgage loans held for investment, RMBS and Other Investment Securities with repurchase agreements. Additionally, the Company finances a significant portion of its mortgages held for sale with its warehouse lines of credit and repurchase agreements. In connection with these financing arrangements, the Company pledges its residential mortgage loans, securities and cash as collateral to secure the borrowings. The amount of collateral pledged will typically exceed the amount of the borrowings (i.e. , the haircut) such that the borrowings will be over-collateralized. As a result, the Company is exposed to the counterparty if, during the term of the repurchase agreement financing, a lender should default on its obligation and the Company is not able to recover its pledged assets. The amount of this exposure is the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to the lender including accrued interest receivable on such collateral.

The Company's deposits with financial institutions may exceed federally insurable limits of $250,000 per institution. The Company mitigates this risk by depositing funds with major financial institutions. At December 31, 2015 and December 31, 2014, a portion of the Company's operating cash was held with two custodians and three other financial institutions. The Company also maintains separate cash accounts with each of its warehouse lenders at December 31, 2015 and December 31, 2014. There is no guarantee that these custodians or other financial institutions will not become insolvent. While there are certain regulations that seek to protect customer property in the event of a failure, insolvency or liquidation of a custodian, there is no certainty that the Company would not incur losses due to its assets being unavailable for a period of time in the event of a failure of a custodian that has custody of the Company's assets. Although management monitors the credit worthiness of its custodians, such losses could be significant and could materially impair the ability of the Company to achieve its investment objective.

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

The Company's business requires substantial cash to support its operating and investing activities. As a result, the Company is dependent on its warehouse lines of credit and repurchase facilities in order to finance its continued operations and investments. If the Company's principal lenders decided to terminate or not to renew any of these credit facilities with the Company, the loss of borrowing capacity could have a material adverse impact on the Company's consolidated financial statements unless the Company found a suitable alternative source.

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

24. Offsetting Assets and Liabilities

The following table presents information about certain liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset in the Company's consolidated balance sheets at December 31, 2015 and December 31, 2014:

			Net Amounts of
			Liabilities
		Gross Amounts	Presented in	Gross Amounts Not Offset in the
	Gross Amounts	Offset in the	the	Consolidated Balance Sheets
	of Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Liabilities	Balance Sheets	Balance Sheets	Instruments	Pledged	Net Amount
December 31, 2015
Warehouse lines of credit	$100,768,428	$—	$100,768,428	$(100,768,428)	$—	$—
Loan Repurchase Facilities	296,789,330	—	296,789,330	(296,413,751)	(375,579)	—
Securities repurchase agreements	73,300,159	—	73,300,159	(71,270,578)	(2,029,581)	—
Interest rate swap agreements	1,009,014	—	1,009,014	—	(1,009,014)	—
Total	$471,866,931	$—	$471,866,931	$(468,452,757)	$(3,414,174)	$—

December 31, 2014
Warehouse lines of credit	$89,417,564	$—	$89,417,564	$(89,417,564)	$—	$—
Loan Repurchase Facilities	300,092,293	—	300,092,293	(300,092,293)	—	—
Securities repurchase agreements	103,014,105	—	103,014,105	(102,329,849)	(684,256)	—
Interest rate swap agreements	860,553	—	860,553	—	(860,553)	—
Total	$493,384,515	$—	$493,384,515	$(491,839,706)	$(1,544,809)	$—

The Company did not have any assets that are subject to master netting arrangements which can potentially be offset in the Company's consolidated balance sheets at December 31, 2015 or December 31, 2014.

25. Employee Benefit Plan

GMFS has a 401(k) profit sharing plan covering substantially all GMFS employees. The employees may contribute amounts as allowable by IRS and plan limitations. GMFS may make discretionary matching and non-elective contributions. GMFS contributions to the plan were as follows:

Year Ended
December 31, 2015	December 31, 2014	December 31, 2013
$399,970	$69,719	$—

Such amounts are included in salaries, commissions and benefits in the Company's consolidated statements of operations. The Company did not have a 401(k) profit sharing plan prior to the acquisition of GMFS on October 31, 2014.

26. Segment Information

The Company operated as one operating segment prior to the acquisition of GMFS on October 31, 2014. Subsequent to the acquisition of GMFS on October 31, 2014, the Company operates in two operating segments: residential mortgage investments and residential mortgage banking. These operating segments have been identified based on the Company's organizational and management structure. These segments are based on an internally-aligned segment structure, which is how the Company's results are monitored and performance is assessed.

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

The Company's segment profit and loss information is as follows:

Year Ended December 31, 2015:	Residential Mortgage Investments	Residential Mortgage Banking	Corporate/Other	Total
Interest income	$34,658,211	$3,144,345	$—	$37,802,556
Interest expense	10,912,951	2,151,690	5,785,264	18,849,905
Net interest income (expense)	23,745,260	992,655	(5,785,264)	18,952,651
Non-interest income	—	48,876,274	—	48,876,274
Change in unrealized gain or loss	(14,989,408)	—	—	(14,989,408)
Realized gain	1,183,083	—	—	1,183,083
Gain or (loss) on derivative instruments	(171,859)	—	—	(171,859)
Advisory fee – related party	1,536,078	542,842	874,195	2,953,115
Salaries, commissions and benefits	—	30,934,727	—	30,940,727
Operating expenses	342,243	6,337,911	5,614,180	12,294,334
Other Expenses
Expenses	2,693,489	64,652	980,418	3,738,559
Depreciation and amortization	—	933,811	—	933,811
Total other expenses	2,693,489	998,463	980,416	4,672,368
Net income (loss) before income taxes	5,195,266	11,054,986	(13,254,057)	2,996,197
Income tax expense	—	4,415,474	—	4,415,474
Segment net income (loss)	$5,195,266	$6,639,512	$(13,254,057)	$(1,419,277)

Year Ended December 31, 2014	Residential Mortgage Investments	Residential Mortgage Banking	Corporate/Other	Total
Interest income	$40,998,530	$594,217	$—	$41,592,747
Interest expense	11,451,687	121,194	5,686,664	17,259,545
Net interest income (expense)	29,546,843	473,023	(5,686,664)	24,333,202
Non-interest income	—	4,730,212	—	4,730,212
Change in unrealized gain or loss	19,090,520	—	—	19,090,520
Realized gain	5,762,254	—	—	5,762,254
Gain or (loss) on derivative instruments	(5,921,725)	—	—	(5,921,725)
Advisory fee – related party	3,835	143,674	2,706,387	2,853,896
Salaries, commissions and benefits	—	3,765,784	—	3,765,784
Operating expenses	251,305	1,089,640	6,521,363	7,862,308
Other Expenses:
Expenses	2,180,113	—	—	2,180,113
Transaction costs relating to the acquisition of GMFS	—	2,177,617	—	2,177,617
Depreciation and amortization	—	154,011	—	154,011
Total other expenses	2,180,113	2,331,628	—	4,511,741
Net income/(loss) before income taxes	46,042,639	(2,127,491)	(14,914,414)	29,000,734
Income tax (benefit)	—	(850,996)	—	(850,996)
Segment net income (loss)	$46,042,639	$(1,276,495)	$(14,914,414)	$29,851,730

The following table is a reconciliation of the net income of the residential mortgage banking segment to the operations of GMFS:

	Year Ended
	December 31, 2015	December 31, 2014
Net income (loss) of the residential mortgage banking segment	$6,639,512	$(1,276,495)
Add back (deduct) expenses incurred by ZFC
Honeybee TRS, LLC:
Advisory fee – related party	542,842	143,674
Amortization of deferred premiums, production and profitability earn-outs included in salaries, commission and benefits	855,900	—
Operating expenses (including change in contingent consideration)	237,279	257,883
Other expenses	852,992	131,390
Transaction costs relating to the acquisition of GMFS	—	2,177,617
Income tax expense (benefit)	4,415,474	(850,996)
Net income of GMFS	$13,543,999	$583,073

Supplemental Disclosures

 Selected segment balance sheet information is as follows:

	Residential Mortgage Investments	Residential Mortgage Banking	Corporate/Other	Total
December 31, 2015
Mortgage loans held for investment, at fair value	$397,678,140	$—	$—	$397,678,140
Mortgage loans held for investment, at cost	—	1,886,642	—	1,886,642
Mortgage loans held for sale	—	115,942,230	—	115,942,230
Real estate securities	109,339,281	—	—	109,339,281
Other investment securities	12,804,196	—	—	12,804,196
Mortgage servicing rights	—	48,209,016	—	48,209,016
Goodwill	—	14,183,537	—	14,183,537
Intangible assets	—	4,880,270	—	4,880,270
Total assets	543,337,289	227,689,257	4,112,375	775,138,921

December 31, 2014
Mortgage loans held for investment, at fair value	$415,959,838	$—	$—	$415,959,838
Mortgage loans held for investment, at cost	—	1,338,935	—	1,338,935
Mortgage loans held for sale	—	97,690,960	—	97,690,960
Real estate securities	148,585,733	—	—	148,585,733
Other investment securities	2,040,532	—	—	2,040,532
Mortgage servicing rights	—	33,378,978	—	33,378,978
Goodwill	—	16,512,680	—	16,512,680
Intangible assets	—	5,668,611	—	5,668,611
Total assets	596,553,227	194,700,643	1,144,735	792,398,605

27. Quarterly Results (Unaudited)

The following is a presentation of the quarterly results of operations for the years ended December 31, 2015 and December 31, 2014:

	For the Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total interest income	$8,902,859	$9,650,952	$9,561,348	$9,687,397
Total interest expense	4,664,825	4,711,854	4,727,749	4,745,477
Net interest income	4,238,034	4,939,098	4,833,599	4,941,920
Non-interest income	13,126,246	8,943,047	17,430,551	9,376,430
Total other gain/(loss)	(5,192,110)	(7,986,942)	1,082,596	(1,881,728)
Total expenses	12,095,213	12,857,112	13,737,314	12,164,905
Income tax expense (benefit)	1,911,578	(250,491)	2,899,916	(145,529)
Net (loss)/income	(1,834,621)	(6,711,418)	6,709,516	417,246
Net (loss)/income attributable to ZAIS Financial Corp. common stockholders	$(1,647,554)	$(6,040,746)	$6,053,811	$373,780
Net income/(loss) per share applicable to common stockholders – basic	$(0.21)	$(0.76)	$0.76	$0.05
Net income/(loss) per share applicable to common stockholders – diluted	$(0.21)	$(0.76)	$0.65	$0.05
Weighted average number of shares:
Basic	7,970,886	7,970,886	7,970,886	7,970,886
Diluted	8,897,800	8,897,800	10,677,360	8,897,800

	For the Three Months Ended
	December 31, 2014 (1)	September 30, 2014	June 30, 2014	March 31, 2014
Total interest income	$10,267,875	$11,000,619	$10,831,220	$9,493,033
Total interest expense	4,447,530	4,491,678	4,416,385	3,903,952
Net interest income	5,820,345	6,508,941	6,414,835	5,589,081
Non-interest income	4,730,212	—	—	—
Total other gain/(loss)	(2,944,631)	(1,805,117)	22,688,696	992,101
Total expenses	8,239,984	3,424,026	3,231,396	4,098,323
Income tax (benefit)	(850,996)	—	—	—
Net income/(loss)	216,938	1,279,798	25,872,135	2,482,859
Net income/(loss) attributable to ZAIS Financial Corp. common stockholders	$194,337	$1,149,497	$23,173,931	$2,224,205
Net income/(loss) per share applicable to common stockholders – basic	$0.02	$.14	$2.91	$.28
Net income/(loss) per share applicable to common stockholders – diluted	$0.02	$.14	$2.47	$.28
Weighted average number of shares:
Basic	7,970,886	7,970,886	7,970,886	7,970,886
Diluted	8,897,800	8,897,800	10,677,360	8,897,800

(1)	On October 31, 2014 the Company, completed the acquisition of GMFS. The Company has recognized the revenues and earnings related to its investment in GMFS for the period from the acquisition date to December 31, 2014 in its consolidated statements of operations.

28. Subsequent Events

In light of the strategic review and in order to reduce current market risk in its investment portfolio, the Company has recently begun the process of selling its seasoned, re-performing mortgage loans from its residential mortgage investments segment. A sale of these assets is expected to be completed early in the second quarter of 2016. Additionally, as part of the strategic review, the Company has made the decision to cease the purchase of newly originated residential mortgage loans as part of its mortgage conduit program and will begin the unwinding of the Company’s mortgage conduit business. Also, See Note 1 - Formation and Organization.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, the Company’s management believes that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information regarding the Company’s directors and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement relating to its annual meeting of stockholders to be held on or about May 5, 2016 (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2015.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

The information regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

The information regarding certain matters pertaining to the Company’s corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

Item 11. Executive Compensation.

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

Item 14. Principal Accountant Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed as part of the report

The following documents are filed as part of this annual report on Form 10-K:

(1) Financial Statements:

The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 82 through 131 of this annual report on Form 10-K and are incorporated herein by reference. See Item 8, “Financial Statements and Supplementary Data,” filed herewith, for a list of financial statements.

(2) Financial Statement Schedule:

All financial statement schedules have been omitted because the required information is not applicable or deemed not material, or the required information is presented in the consolidated financial statements and/or in the notes to consolidated financial statements filed in response to Item 8 of this annual report on Form 10-K.

(3)	Exhibits Files:

3.1 *	Articles of Amendment and Restatement of ZAIS Financial Corp., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

3.2 *	Articles Supplementary of ZAIS Financial Corp., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

3.3 *	Bylaws of ZAIS Financial Corp., incorporated by reference to Exhibit 3.3 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

4.1 *	Specimen Common Stock Certificate of ZAIS Financial Corp., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

4.2 *	Indenture, dated November 25, 2013, by and among ZAIS Financial Partners, L.P., ZAIS Financial Corp. and U.S. Bank National Association, including the form of 8.0% Exchangeable Senior Notes due 2016 and the related guarantee, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed November 25, 2013.

10.1 *	Second Amended and Restated Investment Advisory Agreement, dated as of December 13, 2012, by and among ZAIS Financial Corp., ZAIS Financial Partners, L.P., ZAIS Asset I, LLC, ZAIS Asset II, LLC, ZAIS Asset III, LLC, ZAIS Asset IV, LLC and ZAIS REIT Management, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.2 *	Agreement of Limited Partnership, dated as of July 29, 2011, of ZAIS Financial Partners, L.P., as amended on August 3, 2011, October 11, 2012, and December 13, 2012, incorporated by reference to Exhibit 10.2 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.3 *	Amendment to Agreement of Limited Partnership, dated as of February 13, 2013, of ZAIS Financial Partners, L.P., incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-K, filed March 28, 2013.

10.4 *	Registration Rights Agreement, dated August 3, 2011, among ZAIS Financial Corp., ZAIS Group, LLC and certain persons listed on Schedule I thereto, incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.5 *	First Amended and Restated Registration Rights Agreement, dated October 11, 2012, among ZAIS Financial Corp., ZAIS Group, LLC and certain persons listed on Schedule I thereto, incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.6 *	First Amended and Restated Registration Rights Agreement, dated December 13, 2012, among ZAIS Financial Corp., ZAIS REIT Management, LLC and certain persons listed on Schedule I thereto, incorporated by reference to Exhibit 10.5 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.7 *	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.12 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.8 *	ZAIS Financial Corp. 2012 Equity Incentive Plan incorporated by reference to Exhibit 10.13 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

10.9 *	License Agreement, dated February 5, 2013, between ZAIS Financial Corp. and ZAIS Group, LLC.

10.10 *	Master Repurchase Agreement, dated as of May 30, 2013, between Citibank, N.A. and ZFC Trust, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on June 4, 2013.

10.11 *	Guaranty, dated as of May 30, 2013, by ZAIS Financial Corp. in favor of Citibank, N.A., incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, filed on June 4, 2013.

10.12 *	Master Mortgage Loan Sale Agreement (“MMLSA”), dated as of May 31, 2013, between Citigroup Global Markets Realty Corp. and ZFC Trust, incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q, filed on August 13, 2013.

10.13 *	Trade Confirmation pursuant to the MMLSA, dated as of May 31, 2013, between Citigroup Global Markets Realty Corp. and ZFC Trust, incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-Q, filed on August 13, 2013.

10.14 *	Trade Confirmation pursuant to the MMLSA, dated as of July 29, 2013, between Citigroup Global Markets Realty Corp. and ZFC Trust, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q, filed on November 12, 2013.

10.15 *	Trade Confirmation pursuant to the MMLSA, dated as of August 29, 2013, between Citigroup Global Markets Realty Corp. and ZFC Trust, incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q, filed on November 12, 2013.

10.16 *	Registration Rights Agreement, dated November 25, 2013, among ZAIS Financial Partners, L.P., ZAIS Financial Corp. and Credit Suisse Securities (USA) LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on November 25, 2013.

10.17 *	Purchase Agreement, dated November 19, 2013, by and among ZAIS Financial Partners, L.P., ZAIS Financial Corp., ZAIS REIT Management, LLC and Credit Suisse Securities (USA) LLC, incorporated by reference to Exhibit 10.28 of the Registrant’s Form S-11, filed on December 12, 2013.

10.18*	Trade Confirmation, dated March 27, 2014, pursuant to the MMLSA, dated as of May 31, 2013, between Citigroup Global Markets Realty Corp. and ZFC Trust, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q, filed May 14, 2014.

10.19*	Amendment Number One, dated March 27, 2014, to the Pricing Side Letter, dated as of May 30, 2013, between Citibank, N.A. and ZFC Trust, incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q, filed May 14, 2014.

10.20*	Amendment Number One, dated May 23, 2014, to the Master Loan Repurchase Agreement dated as of May 30, 2013 among ZFC Trust and Citibank, N.A., incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q, filed August 12, 2014.

10.21*	Agreement and Plan of Merger dated August 5, 2014, by and among ZFC Honeybee TRS, LLC, ZFC Honeybee Acquisitions, LLC, GMFS LLC, Honeyrep, LLC, solely in its capacity as the Securityholder Representative and ZAIS Financial Corp., as guarantor, incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (No. 001-35808), filed on August 6, 2014.

10.22*	Master Repurchase Agreement, dated as of August 14, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, ZFC Funding, Inc., U.S. Bank National Association, not in its individual capacity but solely as trustee for ZFC Funding Pass-Through Trust I, as pass-through trust, and ZAIS Financial Corp., incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (No. 001-35808), filed on August 15, 2014.

10.23*	Guaranty, dated as of August 14, 2014, by ZAIS Financial Corp. in favor of Credit Suisse First Boston Mortgage Capital LLC, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (No. 001-35808), filed on August 15, 2014.

10.24*	Amendment No. 1 to Master Repurchase Agreement, dated as of June 29, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (No. 001-35808), filed on June 30, 2015.

21.1	List of Subsidiaries of ZAIS Financial Corp.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Previously filed.

**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAIS Financial Corp.

Date: March 10, 2016	By:	/s/ Michael Szymanski
Michael Szymanski
Chief Executive Officer, President and Director
(principal executive officer)

Date: March 10, 2016	By:	/s/ Donna Blank
Donna Blank
Chief Financial Officer and Treasurer
(principal financial officer)

Date: March 10, 2016	By:	/s/ Christian Zugel
Christian Zugel
Chairman of the Board

Date: March 10, 2016	By:	/s/ Nisha Motani
Nisha Motani
Chief Accounting Officer
(principal accounting officer)

Date: March 10, 2016	By:	/s/ Daniel Mudge
Daniel Mudge
Director

Date: March 10, 2016	By:	/s/ Marran Ogilvie
Marran Ogilvie
Director

Date: March 10, 2016	By:	/s/ David Holman
David Holman
Director

