Form 10-K/A
period 2015-12-31
ZAIS Financial Corp.
filed 2016-04-29
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $125,198,584, based on the closing sales price of the registrant’s common stock on such date as reported on the New York Stock Exchange.

On April 26, 2016, the registrant had a total of 7,970,886 shares of common stock outstanding.

EXPLANATORY NOTE

ZAIS Financial Corp. (our "Company," "we," "us," "our" or "ZFC") is filing this annual report on Form 10-K/A (this "Form 10-K/A") to amend our annual report on Form 10-K for the fiscal year ended December 31, 2015, originally filed with the Securities and Exchange Commission (or the "SEC") on March 10, 2016 (or the "Original Filing"). The purpose of this Form 10-K/A is to include Part III information. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the Part III information to be incorporated in a Form 10-K by reference to a definitive proxy statement if such statement is filed no later than 120 days after a registrant's fiscal year-end. We are filing this Form 10-K/A to file our Part III information because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year. This Form 10-K/A hereby amends and restates the cover page and Part III, Items 10 through 14, in their entirety. This Form 10-K/A does not amend or otherwise update any other information in the Original Filing (including the exhibits to the Original Filing, except for the updated Exhibits 31.3 and 31.4 and replacing Exhibit 10.1 of the Original Filing which inadvertently incorporated by reference our Company's Second Amended and Restated Investment Advisory Agreement, dated December 13, 2012, with Exhibit 10.1 filed herewith containing our Company's Third Amended and Restated Investment Advisory Agreement, dated August 11, 2014). Accordingly, this Form 10-K/A should be read in conjunction with our Original Filing and with our filings with the SEC subsequent to the Original Filing. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.3 and 31.4.

TABLE OF CONTENTS

- i -

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our current board of directors is comprised of five members. Our board of directors has determined that three of its members are independent directors pursuant to the listing standards for independence of the New York Stock Exchange (or NYSE). Our bylaws (or Bylaws) provide that a majority of the entire board of directors may at any time increase or decrease the number of directors. However, unless our Bylaws are amended, the number of directors may never be less than the minimum number required by the Maryland General Corporation Law (or MGCL) nor more than 15. In accordance with our articles of amendment and restatement and our Bylaws, each director holds office until our next annual meeting of stockholders and until his or her successor has been duly elected and qualifies, or until the director's earlier resignation, death or removal.

Our board of directors is responsible for overseeing our affairs. Our board of directors may conduct its business through meetings and actions taken by written consent in lieu of meetings. Our board of directors has adopted Corporate Governance Guidelines that address significant issues of corporate governance and set forth procedures by which our board of directors carries out its responsibilities (or the Guidelines) and the Guidelines encourage and promote the attendance by each director at all scheduled meetings of our board of directors and all meetings of our stockholders.

Our external advisor is ZAIS REIT Management, LLC (or our Advisor). ZAIS Group Parent, LLC (or ZGP) is the sole member of ZAIS Group, LLC (or ZAIS), which is the managing member of our Advisor. On March 17, 2015, HF2 Financial Management Inc., a special purpose acquisition company (or HF2 Financial), acquired a majority equity interest in ZGP. The current owners of ZGP did not receive any proceeds at the closing of the transaction and retained a significant equity stake in ZGP. Following the transaction, ZAIS’s current management team continued to lead the combined organization, and HF2 Financial was renamed ZAIS Group Holdings, Inc. (or ZGH). Mr. James Zinn served as an independent member of our board of directors and the chair of the Audit Committee of our board of directors (or the Audit Committee) since the completion of our initial public offering (or IPO) in February 2013. In connection with the completion of the HF2 transaction, Mr. Zinn resigned from our board of directors and from his roles as Chair of the Audit Committee and member of the Compensation Committee of our board of directors (or the Compensation Committee) and the Nominating and Corporate Governance Committee of our board of directors (or the Nominating and Corporate Governance Committee) and joined the board of directors of ZGH. Our board of directors voted to elect Mr. David Holman as a new independent director to replace Mr. Zinn on our board of directors and as Chair of the Audit Committee. Mr. Holman also serves on our Compensation Committee and Nominating and Corporate Governance Committee.

As described in greater detail in our current report on Form 8-K filed on April 7, 2016, we entered into a definitive merger agreement on April 6, 2016 (or the Merger Agreement) pursuant to which our company will combine with Sutherland Asset Management Corporation (or Sutherland), a privately held commercial mortgage REIT. In the transactions described in the Merger Agreement (or the Mergers), our stockholders will continue to be stockholders of the surviving corporation and will be eligible to receive cash of up to $64.3 million in a tender offer to be made by our company following stockholder approval of the transaction. Pursuant to the terms of the Merger Agreement, Sutherland stockholders will receive newly issued shares of our Common Stock, and holders of Sutherland operating partnership units will receive operating partnership units in ZAIS Financial Partners, L.P. (or our Operating Partnership), which will be the surviving operating partnership. Following the Mergers, the combined entity will be renamed Sutherland Asset Management Corporation, and its shares will continue to be listed on the NYSE under the symbol SLD. Sutherland will be externally managed, by Waterfall Asset Management, LLC (or Waterfall), Sutherland's current external manager. Upon the effective time of Mergers, expected in the third quarter of 2016, our board of directors will increase the number of directors to six members, which will consist of the current directors of Sutherland and may include one of our current directors, and the resignations of our other directors will become effective. For additional details related to the Mergers, including the closing conditions, see "Item 13. Certain Relationships and Related Party Transactions and Director Independence—Conflicts of Interest and Related Party Transactions—Sutherland Management Agreement."

Information Regarding the Directors

The following sets forth certain information regarding our current directors.

Name	Age	Position Held
Christian Zugel	55	Chairman of our Board of Directors
Michael Szymanski	49	Chief Executive Officer, President and Director
Daniel Mudge	66	Independent Director
Marran Ogilvie	47	Independent Director
David Holman	68	Independent Director

Christian Zugel

Mr. Zugel founded ZAIS in 1997 and currently serves as the Chairman of the Company’s board of directors and its Chief Investment Officer. Mr. Zugel also serves as Chairman of the board of directors of ZGH and as Chief Investment Officer of ZGH. Mr. Zugel also serves as a board member of Specialized Investment Management SICAV-SIF, an affiliate of ZAIS. Prior to founding ZAIS, Mr. Zugel was a senior executive with J.P. Morgan Securities Inc., where he led J.P. Morgan’s entry into many new trading initiatives. At J.P. Morgan, Mr. Zugel also served on the Asia Pacific management-wide and firm-wide market risk committees. Mr. Zugel received a Masters in Economics from the University of Mannheim, Germany. Mr. Zugel was selected to serve as Chairman of our board of directors because of his business acumen, strategic insights into the mortgage and fixed income markets and his other real estate investment experience.

Michael Szymanski

Mr. Szymanski currently serves as our Chief Executive Officer, President and Director. Mr. Szymanski also serves as the Chief Executive Officer, President and director of ZGH. Additionally, Mr. Szymanski currently serves as President of ZAIS and member of the ZAIS Management Advisory Committee, and as Chief Executive Officer of the Advisor and a member of the Advisor’s investment committee. Mr. Szymanski also serves as a board member of Specialized Investment Management SICAV-SIF, an affiliate of ZAIS. Prior to joining ZAIS, Mr. Szymanski was Chief Executive Officer of XE Capital Management, LLC, an investment management firm specializing in structured products, from 2003 to 2008. Prior to that, Mr. Szymanski was Chief Financial Officer of Zurich Capital Markets (or ZCM), a subsidiary of Zurich Financial Group, from 2000 to 2002. At ZCM, Mr. Szymanski managed global finance, accounting, tax, treasury, and risk management for a business specializing in structured products, including hedge fund linked derivatives and principal investments. Prior to that, Mr. Szymanski was a Vice President in the Bank and Insurance Strategies Group of Lehman Brothers from 1997 to 2000, providing capital markets structuring and advisory services to financial institutions and corporations. Prior to that, Mr. Szymanski spent nine years at Ernst & Young LLP advising financial services clients, leaving as a Senior Manager in the Capital Markets/M&A Advisory Group in New York. Mr. Szymanski served in E&Y’s National Office-Financial Services Industries Group, providing internal consultation services to resolve clients’ accounting and regulatory issues, specializing in financial instruments. Mr. Szymanski is a CPA and received a B.A. in Business Administration with a concentration in Accountancy from the University of Notre Dame and an Executive M.B.A. with a concentration in Finance from New York University’s Stern School of Business. We believe that Mr. Szymanski's industry experience will enhance the breadth of experience of our board of directors.

Daniel Mudge

Mr. Mudge is one of our independent directors. Mr. Mudge is currently a Special Adviser and independent consultant to Promontory Financial Group, LLC, a risk management and regulatory compliance consulting firm. From 2008 to 2011, Mr. Mudge served as a founding Partner and the Chief Executive Officer of docGenix L.P., a firm specializing in the conversion of legal documents into text and data. From June 2011 to November 2011, Mr. Mudge served as a Senior Adviser to Innodata docGenix LLC, the successor company to docGenix L.P. Prior to that, from 2005 to 2008, Mr. Mudge served as the Group Managing Director of the Operational Risk and Content Businesses of Algorithmics Inc., a risk advisory and software firm. From 2002 to 2005, Mr. Mudge served as a Group Managing Director of Fitch Risk Management, Inc. (or Fitch Risk), a risk advisory firm that was a predecessor to Algorithmics Inc. At Fitch Risk, Mr. Mudge led a number of acquisitions and integrations of business segments purchased by Fitch Risk and provided management services in the field of operational risk management software. Prior to that, from 1997 to 2002, Mr. Mudge was the Chief Executive Officer of OpVantage LLC and a founding partner of NetRisk Inc., both of which were predecessors to Fitch Risk. Mr. Mudge also served in various roles for Bankers Trust from 1973 to 1997, including Head of Global Risk Management and was responsible for Corporate Risk & Insurance and Corporate Risk Technology. Mr. Mudge received a B.S. in Economics from the University of Pennsylvania and an M.B.A. from Harvard Business School. Mr. Mudge was selected to serve on our board of directors due to his extensive experience in risk management.

Marran Ogilvie

Ms. Ogilvie is one of our independent directors. Ms. Ogilvie currently has served as an Advisor to the Creditors Committee for the Lehman Brothers International (Europe) Administration since 2008, as a Director of Seventy Seven Energy Inc., an oilfield services company, since 2014, as a Director of LSB Industries, Inc., a manufacturing company, since 2015, as a Director of Four Corners Property Trust, a real estate investment trust, since 2015 and as a Director of the Korea Fund, a non-diversified, closed-end investment company which invests in Korean companies. Ms. Ogilvie served as a Director of Southwest Bankcorp, Inc., a commercial bank with branches in Oklahoma, Texas and Kansas, from 2012 to April 2015. Prior to that, Ms. Ogilvie was a member of Ramius, LLC, an alternative investment management firm, where she served in various capacities from 1994 to 2009 before the firm's merger with Cowen Group, Inc., a diversified financial services firm, including as Chief Operating Officer from 2007 to 2009 and General Counsel from 1997 to 2007. Following the merger, Ms. Ogilvie became Chief of Staff at Cowen Group, Inc. until 2010. Ms. Ogilvie received a B.A. from the University of Oklahoma and a J.D. from St. John's University. Ms. Ogilvie was selected to serve on our board of directors due to her legal expertise and experience in investment management and the financial services industries.

David Holman

Mr. Holman is one of our independent directors. Mr. Holman was formerly a 27-year partner with the public accounting firm Ernst & Young LLP, in a career spanning over 40 years with the firm. His most recent position with Ernst & Young was in the National Office in New York City where he served for eight years as the Americas Director of Accounting Standards. Previously, he served as the firm's Director of Accounting & Auditing for the Insurance and Financial Services Industries from 1995 through 2001. During his tenure with Ernst & Young, he also served on the American Institute of Certified Public Accountants (or AICPA) Financial Services Expert Panel, the AICPA Insurance Companies Committee, and several special task forces of these committees. Mr. Holman holds a Bachelor of Science degree from Northern Illinois University. Mr. Holman was selected to serve on our board of directors due to his accounting expertise and industry experience.

Committees of the Board of Directors

Our board of directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each of these committees has a written charter approved by our board of directors. A copy of each charter can be found on our website at www.zaisfinancial.com. The independent directors who serve on each committee and a description of the principal responsibilities of each committee follows:

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
David Holman	✓ (Chair)	✓	✓
Marran Ogilvie	✓	✓ (Chair)	✓
Daniel Mudge	✓	✓	✓ (Chair)

Audit Committee. Messrs. Holman (Chair) and Mudge and Ms. Ogilvie are the current members of the Audit Committee. Our board of directors has determined that all of the members of the Audit Committee are independent as required by the NYSE listing standards, SEC rules governing the qualifications of Audit Committee members, the Guidelines, the independence standards adopted by our board of directors, as permitted by the Guidelines (or the Independence Standards) and the written charter of the Audit Committee. Our board of directors has also determined, based upon its qualitative assessment of their relevant levels of knowledge and business experience (see "Information Regarding the Directors" for a description of Messrs. Holman's and Mudge's, and Ms. Ogilvie's respective backgrounds and experience), that Messrs. Holman and Mudge and Ms. Ogilvie each is "financially literate" as required by the NYSE listing standards. In addition, our board of directors has determined that Mr. Holman qualifies as an "Audit Committee financial expert" for purposes of, and as defined by SEC rules and has the requisite accounting or related financial management expertise required by NYSE listing standards. The Audit Committee, among other things, acts on behalf of our board of directors to discharge our board of directors' responsibilities relating to our corporate accounting and reporting practices, the quality and integrity of the our consolidated financial statements, our compliance with applicable legal and regulatory requirements, the performance, qualifications and independence of our external auditors, the staffing, performance, budget, responsibilities and qualifications of our internal audit function and reviewing its policies with respect to risk assessment and risk management. The Audit Committee is also responsible for reviewing with management and external auditors our interim and audited annual financial statements, as well as approving the filing of our interim financial statements, meeting with officers responsible for certifying our annual report on Form 10-K or any quarterly report on Form 10-Q prior to any such certification and reviewing with such officers disclosures related to any significant deficiencies in the design or operation of internal controls. The Audit Committee is charged with periodically discussing with our external auditors such auditors' judgments about the quality, not just the acceptability, of our accounting principles as applied in our consolidated financial statements. The specific responsibilities of the Audit Committee are set forth in its written charter.

Compensation Committee. Ms. Ogilvie (Chair) and Messrs. Mudge and Holman are the current members of the Compensation Committee. Our board of directors has determined that all of the members of the Compensation Committee are independent as required by NYSE listing standards, the Guidelines, the Independence Standards and the written charter of the Compensation Committee. The Compensation Committee is responsible for, among other things, evaluating the performance of our Advisor, reviewing the compensation and fees payable to our Advisor under the investment advisory agreement between us and our Advisor dated as of August 11, 2014, as amended from time to time (or the Investment Advisory Agreement), preparing Compensation Committee reports, overseeing the activities of the individuals and committees responsible for administering our 2012 equity incentive plan (or the 2012 Plan) and determining the level of equity based compensation, in consultation with our executive officers, payable to the personnel of our Advisor pursuant to such plan. Because the Investment Advisory Agreement provides that our Advisor is responsible for managing our affairs, our officers, who are employees of our Advisor, do not receive cash compensation from us for serving as our officers. To the extent that we become responsible for paying the compensation or any other employee benefits of the Chief Executive Officer, the Compensation Committee will review and approve corporate goals and objectives relevant to the compensation of the Chief Executive Officer, evaluate the performance of the Chief Executive Officer in light of those goals and objectives, and determine the Chief Executive Officer's compensation level based on this evaluation. The Compensation Committee consults with our Advisor when recommending to our board of directors the level of awards under the 2012 Plan to be payable to the personnel of our Advisor and our Advisor's affiliates. As of the date of this 10-K/A, no awards have been granted pursuant to the 2012 Plan.

Under the Investment Advisory Agreement, we will reimburse our Advisor for operating expenses related to us incurred by our Advisor, including legal, accounting, due diligence and other services. In addition, we may be required to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Advisor and its affiliates required for our operations.  To date, our Advisor has not sought reimbursement for the services and expenses described in the preceding two sentences or for our Advisor’s personnel who have provided services to us. We are also required to pay directly, or reimburse our Advisor for, products and services, including hardware and software, research and market data provided by third parties, other than those operating expenses required to be borne by our Advisor under the Investment Advisory Agreement (or the Expense Reimbursements). The Compensation Committee is responsible for reviewing the information provided by our Advisor to support the determination of our share of such costs. The Compensation Committee may, in its discretion, delegate all or a portion of its duties and responsibilities to a subcommittee. The specific responsibilities of the Compensation Committee are set forth in its written charter. As described in greater detail in this Form 10-K/A, we have entered into a termination agreement with respect to our Investment Advisory Agreement which would take effect upon the closing of the Mergers. Additionally, we have entered into a new management agreement pursuant to which Waterfall would serve as our external manager effective upon the closing of the Mergers. For additional details, see "Item 13. Certain Relationships and Related Party Transactions and Director Independence—Conflicts of Interest and Related Party Transactions—Sutherland Management Agreement."

Nominating and Corporate Governance Committee. Messrs. Mudge (Chair) and Holman and Ms. Ogilvie are the current members of the Nominating and Corporate Governance Committee. Our board of directors has determined that all of the members of the Nominating and Corporate Governance Committee are independent as required by NYSE listing standards, the Guidelines, the Independence Standards and the written charter of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for, among other things, reviewing periodically and making recommendations to our board of directors on the range of qualifications that should be represented on our board of directors and eligibility criteria for individual board membership, as well as seeking, considering and recommending to our board of directors qualified candidates for election as directors and approving and recommending to the full board of directors the appointment of each of our officers. The Nominating and Corporate Governance Committee reviews and makes recommendations on matters involving the general operation of our board of directors and our corporate governance and annually recommends to our board of directors nominees for each committee of our board of directors. In addition, the committee annually facilitates the assessment of our board of directors' performance as a whole and that of the individual directors and reports thereon to our board of directors. The specific responsibilities of the Nominating and Corporate Governance Committee are set forth in its written charter.

Role of the Board and Risk Oversight

Pursuant to our charter and Bylaws and the MGCL, our business and affairs are managed under the direction of our board of directors. Our board of directors has the responsibility for establishing broad corporate policies and for our overall performance and direction, but is not involved in our day-to-day operations. Members of our board of directors keep informed of our business by participating in meetings of our board of directors and its committees, by reviewing analyses, reports and other materials provided to them and through discussions with our Advisor and our executive officers.

In connection with their oversight of risk to our business, our board of directors and the Audit Committee consider feedback from our Advisor concerning the risks related to our business, operations and strategies. The Audit Committee discusses and reviews policies with respect to our risk assessment and risk management, including guidelines and policies to govern the process by which risk assessment and risk management is undertaken, the adequacy of our insurance coverage, our interest rate risk management, our counter-party and credit risks, our capital availability and refinancing risks. Our Advisor regularly reports to our board of directors on our leverage policies, our asset acquisition process, any asset impairments and our qualification as a real estate investment trust (or REIT) and whether we remain excluded from registration as an investment company under the Investment Company Act of 1940, as amended. Members of our board of directors routinely meet with our Advisor and our executive officers, as appropriate, in connection with their consideration of matters submitted for the approval of our board of directors and the risks associated with such matters.

We maintain separate roles for our Chief Executive Officer and Chairperson of our board of directors.

Our board of directors believes that its composition protects stockholder interests and provides sufficient independent oversight of our Advisor. A majority of our current directors are "independent" under NYSE standards, as more fully described elsewhere in this 10-K/A. The independent directors intend to meet separately from the personnel of our Advisor on at least a quarterly basis and are very active in the oversight of the Company. The independent directors oversee such critical matters as the integrity of our financial statements, the evaluation and compensation of our Advisor and the selection and evaluation of directors.

Each independent director has the ability to add items to the agenda of board of directors meetings or raise subjects for discussion that are not on the agenda for that meeting. In addition, our board of directors and each board of directors committee have complete and open access to our Advisor and its officers, employees and other personnel who support our Advisor in providing services to us under the Investment Advisory Agreement.

Our board of directors believes that its majority independent composition, and the roles that our independent directors perform provide effective corporate governance at the board of directors level and independent oversight of both our board of directors and our Advisor. The current governance structure, when combined with the functioning of the independent director component of our board of directors and our overall corporate governance structure, strikes an appropriate balance between strong and consistent leadership and independent oversight of our business and affairs.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our outstanding shares of Common Stock (or 10% Holders) to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Directors, executive officers and 10% Holders are required by the SEC's regulations to furnish us with copies of all Section 16(a) forms and amendments thereto filed during any given year.

Based on the review of copies of the Section 16(a) reports and amendments thereto furnished to us and/or written representations from our directors, executive officers and 10% Holders that no other reports were required to be filed, we believe that for the period from January 1, 2015 through December 31, 2015 our directors, executive officers and 10% Holders complied with all Section 16(a) filing requirements applicable to them.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Conduct and Ethics (or the Code of Conduct and Ethics). Our Code of Conduct and Ethics applies to our officers, directors, employees, and independent contractors, to our Advisor and our Advisor's officers and employees and to ZAIS and ZAIS's officers and employees. Among other matters, our Code of Conduct and Ethics is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in our public communications;

•	compliance with applicable governmental laws, rules and regulations;

•	prompt internal reporting of violations of the Code of Conduct and Ethics to appropriate persons identified in the code; and

•	accountability for adherence to the Code of Conduct and Ethics.

Any waiver of the Code of Conduct and Ethics for our executive officers or directors may be made only by our board of directors or one of its committees and will be promptly disclosed if and to the extent required by law or stock exchange regulations.

The Code of Conduct and Ethics is available for viewing on our website at www.zaisfinancial.com. We will also provide the Code of Conduct and Ethics, free of charge, to stockholders who request it. Requests should be directed to Marilyn Meek, Financial Relations Board, an MWW Company, at 304 Park Avenue South, 8th Floor, New York, New York 10010.

Corporate Governance Guidelines

Our board of directors has adopted the Guidelines. Among the areas addressed by the Guidelines are the composition of our board of directors, its functions and responsibilities, its standing committees, director qualification standards, access to management and independent advisors, director compensation, management succession, director orientation and continuing education and the annual performance evaluation and review of our board of directors and committees. The Guidelines are available for viewing on our website at www.zaisfinancial.com. We will also provide the Guidelines, free of charge, to stockholders who request them. Requests should be directed to Marilyn Meek, Financial Relations Board, an MWW Company at 304 Park Avenue South, 8th Floor, New York, New York 10010.

Director Independence

The Guidelines provide that a majority of the directors serving on our board of directors must be independent as required by NYSE listing standards. In addition, as permitted under the Guidelines, our board of directors has included within our Independence Standards the NYSE's independence standards to assist it in making determinations with respect to the independence of directors. The Independence Standards are available for viewing on our website at www.zaisfinancial.com. Based upon its review of all relevant facts and circumstances, our board of directors has affirmatively determined that three of our five current directors—David Holman, Marran Ogilvie and Daniel Mudge—qualify as independent directors under the NYSE listing standards and the Independence Standards.

Review and Approval of Transactions with Related Persons

We do not have a policy that expressly prohibits our directors, officers, security holders and affiliates from engaging for their own account in business activities of the types conducted by us. However, our Code of Conduct and Ethics contains a conflicts of interest policy that prohibits our directors, officers and employees from engaging in any transaction that involves an actual conflict of interest with us as determined by a majority of our directors. Additionally, our Investment Guidelines and Conflicts of Interest Policies provide that we will not purchase any assets from, or issued by, certain other funds and managed accounts for which ZAIS serves as the investment adviser or any entity managed by our Advisor or our Advisor's affiliates, or sell any asset to any such entity without the consent of a majority of our board of directors, including a majority of our independent directors. See "Certain Relationships and Related Transactions and Director Independence—Conflicts of Interest and Related Party Transactions."

Identification of Director Candidates

The Nominating and Corporate Governance Committee is responsible, pursuant to the Guidelines and its charter, for identifying director candidates for our board of directors and for recommending director candidates to our board of directors for consideration as nominees to stand for election at our annual meetings of stockholders. Director candidates are recommended for nomination for election as directors in accordance with the procedures set forth in the charter of the Nominating and Corporate Governance Committee.

We seek highly qualified director candidates from diverse business, professional and educational backgrounds who combine a broad spectrum of experience and expertise with a reputation for the highest personal and professional ethics, integrity and values. The Nominating and Corporate Governance Committee periodically reviews the appropriate skills and characteristics required of our directors in the context of the current composition of our board of directors, operating requirements and the long-term interests of our stockholders. In accordance with the Guidelines, directors should possess the highest personal and professional ethics, integrity and values, exercise good business judgment and be committed to representing our long-term interests and those of our stockholders and have an inquisitive and objective perspective, practical wisdom and mature judgment. The Nominating and Corporate Governance Committee reviews director candidates with the objective of assembling a slate of directors that can best fulfill and promote our goals, regardless of gender, age or race, and recommends director candidates based upon contributions they can make to our board of directors and management, and their ability to represent our long-term interests and those of our stockholders.

Upon determining the need for additional or replacement board members, the Nominating and Corporate Governance Committee identifies director candidates and assesses such director candidates based upon information it receives in connection with the recommendation or otherwise possesses, which assessment may be supplemented by additional inquiries. In conducting this assessment, the Nominating and Corporate Governance Committee considers knowledge, experience, skills, diversity and such other factors as it deems appropriate in light of our current needs and those of our board of directors. The Nominating and Corporate Governance Committee may seek input on such director candidates from other directors, including the Chairman of our board of directors, and other personnel of our Advisor and recommends director candidates to our board of directors for nomination. The Nominating and Corporate Governance Committee does not solicit director nominations, but it will consider recommendations by stockholders with respect to elections to be held at an annual meeting, so long as such recommendations are sent on a timely basis in accordance with the advanced notice procedures set forth in our Bylaws and in accordance with applicable law. The Nominating and Corporate Governance Committee will evaluate nominees recommended by stockholders against the same criteria that it uses to evaluate other nominees. The Nominating and Corporate Governance Committee may, in its sole discretion, engage one or more search firms or other consultants, experts or professionals to assist in, among other things, identifying director candidates or gathering information regarding the background and experience of director candidates. If the Nominating and Corporate Governance Committee engages any such third party, the Nominating and Corporate Governance Committee will have sole authority to approve any fees or terms of retention relating to these services.

Personal Loans to Executive Officers

We comply with, and operate in a manner consistent with, applicable law prohibiting extensions of credit in the form of personal loans to or for the benefit of our directors and executive officers.

Director Attendance at Annual Meetings of Stockholders

As set forth in the Guidelines, our policy is to encourage and promote the attendance by each director at all scheduled meetings of our board of directors and all meetings of our stockholders.

Communications with the Board of Directors

Stockholders or other interested parties may communicate in writing with our directors, a committee of our board of directors, our independent directors as a group or our board of directors generally. Any such communications may be sent to our board of directors by U.S. mail or overnight delivery and should be directed to ZAIS Financial Corp., Two Bridge Avenue, Suite 322, Red Bank, New Jersey 07701-1106, who will forward them to the intended recipient(s). Any such communications may be made anonymously. Unsolicited advertisements, invitations to conferences or promotional materials, are not required, however, to be forwarded to the directors.

Executive Sessions of Independent Directors

The independent directors serving on our board of directors intend to meet in executive sessions at the conclusion of each regularly scheduled meeting of our board of directors or audit committee, and additionally as needed, without the presence of any directors or other persons who are part of our management. These executive sessions of our board of directors will be presided over by the Chairman of the Audit Committee.

ITEM 11.	EXECUTIVE COMPENSATION

Information Regarding Our Executive Officers

Michael Szymanski serves as one of our directors and as our Chief Executive Officer and President. Effective June 1, 2015, Paul McDade resigned as our Chief Financial Officer and was replaced by Donna Blank. Additionally, consistent with the changes to our strategy described in the Original Filing, on March 9, 2016, Brian Hargrave resigned as our Chief Investment Officer and was succeeded by Christian Zugel, the current Chairman of our board of directors.

Compensation Discussion and Analysis

Overview

We do not have any employees other than those employed by our subsidiary, GMFS, LLC (or GMFS). We are managed by our Advisor pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement, we pay our Advisor the advisory fees described in "Certain Relationships and Related Transactions and Director Independence—Investment Advisory Agreement." On August 11, 2014, we amended the Investment Advisory Agreement to provide that we shall pay our Advisor a loan sourcing fee quarterly in arrears in lieu of any payments or reimbursements that would otherwise be due to our Advisor or its affiliates pursuant to Investment Advisory Agreement for loan sourcing services provided. The loan sourcing fee is equal to 0.50% of the principal balance of newly originated residential mortgage loans sourced by our Advisor or its affiliates through its conduit program and acquired by our subsidiaries. As described in greater detail in this Form 10-K/A, we have entered into a termination agreement with respect to our Investment Advisory Agreement which would take effect upon the closing of the Mergers. Additionally, we have entered into a new management agreement pursuant to which Waterfall would serve as our external manager effective upon the closing of the Mergers. For additional details, see "Item 13. Certain Relationships and Related Party Transactions and Director Independence—Conflicts of Interest and Related Party Transactions—Sutherland Management Agreement." We do not have agreements with any of our executive officers or any employees of our Advisor with respect to their cash compensation. For purposes of this Form 10-K/A, our named executive officers were Messrs. Szymanski, McDade and Hargrave, Ms. Blank and Ms. Motani, and (with the exception of Mr. McDade) they are currently employees of our Advisor or one of our Advisor's affiliates and do not receive cash compensation from us for serving as our executive officers. We will reimburse our Advisor for operating expenses related to us incurred by our Advisor, including legal, accounting, due diligence and other services. We will not reimburse our Advisor or our Advisor's affiliates for the salaries and other compensation of our Advisor's personnel. We do not determine the compensation payable to our officers by our Advisor or our Advisor's affiliates. Our Advisor or our Advisor's affiliates, in their discretion, determine the levels of base salary and cash incentive compensation earned by our executive officers. Our Advisor or our Advisor's affiliates also determine whether and to what extent our executive officers will be provided with pension, deferred compensation and other employee benefit plans and programs.

Equity Compensation

The Compensation Committee may, from time to time, grant equity-based awards designed to align the interests of our Advisor and the personnel of our Advisor and our Advisor's affiliates who support our Advisor in providing services to us under the Investment Advisory Agreement with those of our stockholders, by allowing our Advisor and personnel of our Advisor and our Advisor's affiliates to share in the creation of value for our stockholders through stock appreciation and dividends. These equity-based awards, when granted, will be generally subject to time-based vesting requirements designed to promote retention and to achieve strong performance for us. These awards further provide flexibility to us to enable our Advisor to attract, motivate and retain talented individuals. We have adopted the 2012 Plan, which provides for the issuance of equity-based awards, including stock options, restricted shares of Common Stock, phantom shares, dividend equivalent rights, restricted limited partner profit interests (or LTIP units) and other restricted limited partnership units issued by our Operating Partnership and other equity-based awards.

Our board of directors has delegated its administrative responsibilities under the 2012 Plan to the Compensation Committee. In its capacity as plan administrator, the Compensation Committee has the authority to make awards to our Advisor, our directors and officers and the employees and other personnel of our Advisor and our Advisor's affiliates who support our Advisor in providing services to us under the Investment Advisory Agreement, and to determine what form the awards will take and the terms and conditions of the awards. The Compensation Committee has not adopted a formal equity incentive compensation program for 2016.

As of the date hereof, no awards have been made pursuant to the 2012 Plan.

For additional information about the 2012 Plan, see "—2012 Equity Incentive Plan and Other Matters."

Compensation of Executive Officers

We do not have agreements with any of our executive officers or any employees of our Advisor or our Advisor's affiliates with respect to their cash compensation. For purposes of this Form 10-K/A, our named executive officers were, Messrs. Szymanski, McDade and Hargrave, Ms. Blank and Ms. Motani for the 2015 fiscal year, and they are employees of our Advisor or one of our Advisor's affiliates and do not receive cash compensation from us for serving as our executive officers.

We did not pay any compensation to our named executive officers during the 2015 fiscal year.

Grants of Plan-Based Awards

We did not grant any plan-based awards to our named executive officers during the 2015 fiscal year.

Outstanding Equity Award at Fiscal Year-end

We did not grant any plan-based awards to our named executive officers during the 2015 fiscal year. Accordingly, there are no outstanding equity awards at fiscal year-end.

Option Exercises and Stock Vested

We did not grant any plan-based awards to our named executive officers during the 2015 fiscal year. Accordingly, there have been no exercises of any option awards, and no awards have vested at the fiscal year-end.

Pension Benefits

Our named executive officers received no benefits in the 2015 fiscal year from us under defined pension or defined contribution plans.

Nonqualified Defined Contribution and other Nonqualified Deferred Compensation

We do not have a nonqualified deferred compensation plan that provides for deferral of compensation on a basis that is not tax-qualified for our named executive officers.

Potential Payments Upon Termination or Change in Control

Our named executive officers are employees of our Advisor or our Advisor's affiliates and therefore we have no obligation to pay them any form of compensation upon their termination of employment. See "—2012 Equity Incentive Plan and Other Matters—Change in Control" for a discussion of the "change in control" provisions under the 2012 Plan.

2012 Equity Incentive Plan and Other Matters

We have adopted the 2012 Plan to provide incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including our Advisor and our Advisor's affiliates and personnel of our Advisor or our Advisor's affiliates, and any of our joint venture affiliates. The 2012 Plan is administered by the Compensation Committee. The 2012 Plan permits the granting of stock options, restricted shares of Common Stock, phantom shares, dividend equivalent rights, restricted LTIP units and other restricted limited partnership units issued by the Operating Partnership and other equity-based awards.

Administration

The Compensation Committee has the full authority to administer and interpret the 2012 Plan, to authorize the granting of awards, to determine the eligibility of directors, officers, advisors, consultants and other personnel, including our Advisor and our Advisor's affiliates and personnel of our Advisor or our Advisor's affiliates, and any of our joint venture affiliates to receive an award, to determine the number of shares of Common Stock to be covered by each award (subject to the individual participant limitations provided in the 2012 Plan), to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the 2012 Plan), to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the 2012 Plan or the administration or interpretation thereof. In connection with this authority, the committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse. The 2012 Plan is administered by the Compensation Committee, which consists of three non-employee directors, each of whom is, to the extent required by Rule 16b-3 under the Securities Exchange Act of 1934 (or the Exchange Act), a non-employee director, and will, at such times as we are subject to Section 162(m) of the Internal Revenue Code of 1986, as amended (or the Internal Revenue Code) and intend that grants be exempt from the restriction of Section 162(m), qualify as an outside director for purposes of Section 162(m) of the Internal Revenue Code, or, if no committee exists, our board of directors. References below to the committee include a reference to our board for those periods in which our board is acting.

Available shares

The 2012 Plan provides for grants of stock options, restricted shares of Common Stock, phantom shares, restricted stock units, dividend equivalent rights, LTIP units and other restricted limited partnership units issued by our Operating Partnership and other equity-based awards up to, in the aggregate, the equivalent of 5% of the issued and outstanding shares of our Common Stock from time to time (on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities into shares of Common Stock)) at the time of the award. At December 31, 2015, no awards had been granted under the 2012 Plan. If an option or other award granted under the 2012 Plan expires or terminates, the shares subject to any portion of the award that expires, forfeits or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Unless previously terminated by our board of directors, no new award may be granted under the 2012 Plan after the tenth anniversary of the earlier of the date that such plan was initially approved by (i) our board of directors or (ii) our stockholders. No award may be granted under the 2012 Plan to any person who, assuming exercise of all options and payment of all awards held by such person would own or be deemed to own more than 9.8% of the outstanding shares of our Common Stock.

Awards Under the Plan

Stock Options. The terms of specific options, including whether options shall constitute "incentive stock options" for purposes of Section 422(b) of the Internal Revenue Code, shall be determined by the Compensation Committee. The exercise price of an option shall be determined by the Compensation Committee and reflected in the applicable award agreement. The exercise price with respect to incentive stock options may not be lower than 100% (110% in the case of an incentive stock option granted to a 10% stockholder, if permitted under the plan) of the fair market value of our Common Stock on the date of grant. Each option will be exercisable after the period or periods specified in the award agreement, which will generally not exceed ten years from the date of grant (or five years in the case of an incentive stock option granted to a 10% stockholder, if permitted under the plan). Options will be exercisable at such times and subject to such terms as determined by the Compensation Committee.

Restricted Shares of Common Stock. A restricted share award is an award of shares of Common Stock that is subject to restrictions on transferability and such other restrictions, if any, as the committee may impose at the date of grant. Grants of restricted shares of Common Stock will be subject to vesting schedules as determined by the Compensation Committee. The restrictions may lapse separately or in combination at such times, under such circumstances, including, without limitation, a specified period of employment or the satisfaction of pre-established criteria, in such installments or otherwise, as the Compensation Committee may determine. Unless otherwise stated in the applicable award agreement, a participant granted restricted shares of Common Stock has all of the rights of a stockholder, including, without limitation, the right to vote and the right to receive dividends on the restricted shares of Common Stock.

Although dividends may be paid on restricted shares of Common Stock, whether or not vested, at the same rate and on the same date as on shares of our Common Stock, holders of restricted shares of Common Stock are prohibited from selling such shares until they vest.

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

Restricted Limited Partnership Units. A restricted limited partnership unit represents units of limited partnership interest of our Operating Partnership (or OP units) or may include LTIP units that are structured as profit interests in the Operating Partnership, providing distributions to the holder of the award based on the achievement of specified levels of profitability by the Operating Partnership or the achievement of certain goals or events. The restricted OP units may be convertible into or exchangeable for other securities of the Operating Partnership or into shares of our capital stock. The Compensation Committee will establish all other limitations and conditions of awards of restricted OP units as it deems appropriate.

Other share-based awards. The 2012 Plan authorizes the granting of other awards based upon shares of our Common Stock (including the grant of securities convertible into shares of Common Stock and share appreciation rights), subject to terms and conditions established at the time of grant.

Change in Control

The 2012 Plan provides that, in the event of a "change in control" (as such term is defined in the 2012 Plan), the Compensation Committee shall take any such action as in its discretion it shall consider necessary to maintain each grantee's rights under the 2012 Plan (including under each such grantee's applicable award agreement) so that such grantee's rights are substantially proportionate to the rights existing prior to such event, including, without limitation, adjustments in the number of shares, options or other awards granted, the number and kind of shares or other property to be distributed in respect of any options or rights previously granted under the plan, and the exercise price, purchase price, and performance-based criteria established in connection with any grants (to the extent consistent with Section 162(m) of the Internal Revenue Code, as applicable).

Other Changes

Our board of directors may amend, alter, suspend or discontinue the 2012 Plan but cannot take any action that would materially impair the rights of a participant's existing grants without the participant's consent, unless necessary for compliance with applicable law or legislation or to meet the requirements of any accounting standard or to correct an administrative error. To the extent necessary and desirable (including, as required by law or any stock exchange rules) our board of directors must obtain approval of our stockholders for any amendment that would:

•	other than through adjustment as provided in the 2012 Plan, increase the total number of shares of Common Stock reserved for issuance under the 2012 Plan; or

•	change the class of officers, directors, employees, consultants and advisors eligible to participate in the 2012 Plan.

The Compensation Committee or our board of directors may amend the terms of any award granted under the 2012 Plan, prospectively or retroactively, but, generally may not impair the rights of any participant without his or her consent.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee interlocks and no insider participation in compensation decisions that are required to be reported under the rules and regulations of the Exchange Act.

Compensation of Independent Directors

We pay directors' fees only to those directors who are independent under the NYSE listing standards. We pay a $45,000 annual base director's fee to each of our independent directors. Base independent directors' fees are paid 100% in cash, but we may in the future pay all or a portion of this fee in equity-based awards. In addition, the chairs of the Audit, Compensation and Nominating and Corporate Governance Committees receive an additional annual cash retainer of $10,000. Each independent director also receives a fee of $2,000 for attending each committee meeting. We reimburse all members of our board of directors for their travel expenses incurred in connection with their attendance at full meetings of our board of directors and its committees.

Our independent directors are also generally eligible to receive restricted Common Stock, options and other equity-based equity awards under our 2012 Plan.

The following table summarizes the annual compensation received by our independent directors for the period from January 1, 2015 through December 31, 2015.

Name	Fees Earned or Paid in Cash($)(1)	Restricted Stock Awards ($)	Total ($)
Daniel Mudge	$73,000	$-	$73,000
James Zinn(2)	19,750	-	19,750
Marran Ogilvie	73,000	-	73,000
David Holman	53,250	-	53,250

(1)	Amounts in this column represent annual board fees and annual chair fees paid to independent directors in 2015.
(2)	Mr. Zinn resigned from our board of directors on March 16, 2015 and was replaced by Mr. Holman.

Equity Compensation Plan Information

The 2012 Plan authorizes the Compensation Committee to approve grants of equity-based awards to our officers and directors and officers and employees of our Advisor and our Advisor's affiliates. The 2012 Plan provides for grants of equity awards up to, in the aggregate, the equivalent of 5% of the issued and outstanding shares of our Common Stock from time to time (on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities into shares of Common Stock)) at the time of the award. As of December 31, 2015 and April 26, 2016, we had 8,897,800 shares of Common Stock outstanding, which are comprised of (i) 7,970,886 shares of Common Stock and (ii) 926,914 OP units, which are exchangeable, on a one-for-one basis, into cash or, at our option, for shares of Common Stock. In addition, our Operating Partnership issued and sold $57,500,000 aggregate principal amount of its 8.0% Exchangeable Senior Notes due 2016 (or Exchangeable Senior Notes) in a private transaction on November 25, 2013, and the Exchangeable Senior Notes are exchangeable for shares of our Common Stock or, to the extent necessary to satisfy NYSE listing requirements, cash, at an exchange rate of 54.3103 shares of Common Stock for each $1,000 aggregate principal amount of the Exchangeable Senior Notes, which reflects the adjustment to the exchange rate on December 27, 2013, subject to further adjustment and other limitations under certain circumstances. At April 26, 2016, no awards had been granted under the 2012 Plan, and 533,868 shares were available for future issuance under the 2012 Plan, based on a total of 10,677,360 shares of Common Stock outstanding on a diluted basis, comprised of 7,970,886 shares of Common Stock, 926,914 OP units and 1,779,560 shares of Common Stock issuable upon exchange of the Exchangeable Senior Notes.

The following table presents certain information about our 2012 Plan as of December 31, 2015:

Award	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)(1)
Equity compensation plans approved by stockholders	—	$—	—
Equity compensation plans not approved by stockholders(2)	—	—	533,868
Total	—	$—	533,868

(1)	The 2012 Plan provides for grants of equity awards up to, in the aggregate, the equivalent of 5% of the issued and outstanding shares of our Common Stock from time to time (on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities into shares of Common Stock)) at the time of the award. See "Compensation of Executive Officers—2012 Equity Incentive Plan and Other Matters" of this Form 10-K/A.
(2)	The 2012 Plan was adopted in December 2012, prior to the completion of our IPO. No awards have been granted pursuant to this plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 26, 2016 regarding the beneficial ownership of our Common Stock by (i) each person known to us to be the beneficial owner of 5% or more of the outstanding Common Stock, (ii) our named executive officers, (iii) our directors and (iv) all of our directors and executive officers as a group. Beneficial ownership includes any shares over which the beneficial owner has sole or shared voting or investment power and also any shares that the beneficial owner has the right to acquire within 60 days of such date through the exercise of options or other rights. The percentages below are based on 7,970,886 shares of our Common Stock outstanding as of April 26, 2016, unless otherwise specified.

Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power. Except as indicated in the footnotes to the table below, the business address of the stockholders listed below is the address of our principal executive office, Two Bridge Avenue, Suite 322, Red Bank, New Jersey 07701-1106.

Names and Business Address	Number of Shares Beneficially Owned		Percentage of All Shares(1)
Christian Zugel(2)	209,481		2.62%
Michael Szymanski(3)	29,811		*
Donna Blank	0		*
Brian Hargrave(4)	7,499		*
David Holman	0		*
Daniel Mudge	6,000		*
Paul McDade(5)	5,900		*
Marran Ogilvie	5,850		*
James Zinn(6)	5,850		*
Nisha Motani(7)	3,618		*
All directors and executive officers as a group (7 persons)	254,760	(8)	3.18%
5% or Greater Beneficial Owner
West Family Investments, Inc. (9)	451,808		5.59%
Almitas Capital LLC (10)	590,376		7.40%
API Income Fund (11)	420,000		5.27%
Entities Affiliated with OP-Pohjola Bank Group(12)	527,119		6.61%
Lighthouse (MAP 162 Segregated Portfolio)(13)	893,256		10.08%
Pine River Capital Management L.P.(14)	1,178,534		12.88%

__________________

*	Denotes less than 1%.
(1)	As of April 26, 2016, we had 10,677,360 shares of Common Stock outstanding on a fully diluted basis, which are comprised of (i) 7,970,886 shares of Common Stock, (ii) 926,914 OP units, which are exchangeable, on a one-for-one basis, into cash or, at our option, for shares of our Common Stock, and (iii) 1,779,560 shares that can be issued in exchange for the Exchangeable Senior Notes. The Exchangeable Senior Notes are exchangeable for shares of our Common Stock or, to the extent necessary to satisfy NYSE listing requirements, cash, at an exchange rate of 54.3103 shares of Common Stock for each $1,000 aggregate principal amount of the Exchangeable Senior Notes, subject to adjustment and other limitations under certain circumstances. Share amounts for all persons assume that all OP units or Exchangeable Senior Notes held by the person are exchanged for shares of our Common Stock. The total number of shares of Common Stock outstanding used in calculating these percentages assumes that none of the OP units or Exchangeable Senior Notes held by other persons are exchanged for shares of our Common Stock.
(2)	This amount is comprised of 175,823 shares of our Common Stock and 33,658 OP units held by Mr. Zugel, his spouse and through various trusts, the trustees of which have sole voting and investment power with respect to shares of our Common Stock or OP units held by them. Mr. Zugel does not serve as trustee of these trusts and disclaims beneficial ownership over the 85,842 shares of our Common Stock or OP units held by them.
(3)	The shares of Common Stock consist of (i) 27,946 shares of Common Stock held jointly by Mr. Szymanski and his spouse and (ii) 1,865 shares of Common Stock held through a trust over which Mr. Szymanski serves as trustee and has sole voting and investment power and which his parents are the beneficiaries. Mr. Szymanski disclaims beneficial ownership over the shares of Common Stock held through the trust except to the extent of his pecuniary interest.
(4)	On March 9, 2016, Brian Hargrave resigned as our Chief Investment Officer and was succeeded by Christian Zugel, the current Chairman of our board of directors.
(5)	These shares are held jointly by Mr. McDade and his spouse. Share information as of June 1, 2015. Mr. McDade resigned as our Chief Financial Officer effective June 1, 2015 and was replaced by Ms. Blank.
(6)	The shares of Common Stock are held jointly by Mr. Zinn and his spouse. These shares are pledged as collateral under Mr. Zinn's margin account agreement. Mr. Zinn resigned from our board of directors on March 16, 2015 and was replaced by Mr. Holman.
(7)	Includes 1,606 shares of Common Stock held by Ms. Motani's spouse.
(8)	The total ownership of directors and officers excludes shares owned by Messrs. McDade, Hargrave and Zinn who no longer serve as Chief Financial Officer, Chief Investment Officer and member of our Board of Directors, respectively.

(9)	Based on the information provided in a Schedule 13G/A filed with the SEC on February 12, 2016, West Family Investments, Inc. reported shared voting power and shared dispositive power with respect to 343,168 shares of Common Stock beneficially owned by it and 108,640 shares of Common Stock that West Family Investments, Inc. has the right to acquire within 60 days by way of the exchange of Exchangeable Senior Notes into Common Stock. The Schedule 13G/A reports a beneficial ownership percentage of shares of Common Stock of 5.6%, which does not include any shares acquired or sold since such percentage was calculated for the purposes of the Schedule 13G/A. West Family Investments, Inc. address is 1603 Orrington Avenue, Suite 810, Evanston, Illinois 60201.
(10)	Based on the information provided in a Schedule 13G filed with the SEC on February 11, 2016. Almitas Capital LLC reported sole voting power and sole dispositive power with respect to 590,376 shares of Common Stock beneficially owned by it. The Schedule 13G reports a beneficial ownership percentage of shares of Common Stock of 7.41%, which does not include any shares acquired or sold since such percentage was calculated for the purposes of the Schedule 13G. Almitas Capital LLC noted in its Schedule 13G that 2.04% of its 7.41% interest in our Common Stock is by virtue of ownership of the Exchangeable Senior Notes, which are exchangeable for shares of Common Stock within 60 days. Almitas Capital LLC's. address is 341 Alma Real Drive, Pacific Palisades, CA 90272.
(11)	Based on information provided in a letter dated February 5, 2016. The business address of the API Income Fund is 2303 Yorktown Avenue, Lynchburg, VA 24501-2146.
(12)	Includes 39,619 shares of Common Stock held of record by OP Bank Group Mutual Insurance Company, 162,500 shares of Common Stock held of record by OP Bank Group Pension Foundation, and 325,000 shares of Common Stock held of record by OP Bank Group Pension Fund. OP-Pohjola Bank Group has arranged its statutory and supplementary pension schemes through OP Bank Group Pension Fund and OP Bank Group Pension Foundation and may be deemed to be the beneficial owner of the shares of Common Stock held of record by them. OP Bank Group Mutual Insurance Company is OP-Pohjola Bank Group's internal insurance company, which forms part of the Group's internal risk management system. The business address of OP-Pohjola Bank Group, OP Bank Group Mutual Insurance Company, OP Bank Group Pension Foundation and OP Bank Group Pension Fund is Teollisuuskatu 1 aA, Helsinki, Finland 00510.
(13)	LMA SPC, for and on behalf of MAP 162 Segregated Portfolio (or MAP 162), will exercise sole voting and dispositive control over shares of Common Stock issued upon exchange of OP units held of record by MAP 162.
(14)	Brian Taylor is the sole member of Pine River Capital Management LLC, the general partner of Pine River Capital Management L.P. Based on the information provided in a Schedule 13G/A filed with the SEC on February 5, 2016, Brian Taylor and Pine River Capital Management L.P. will upon exchange of Exchangeable Senior Notes exercise shared voting power with respect to 1,178,534 shares of Common Stock beneficially owned by them. The Schedule 13G/A reports a beneficial ownership percentage of shares of Common Stock of 12.9%, which does not include any shares acquired or sold since such percentage was calculated for the purposes of the Schedule 13G/A. Brian Taylor's and Pine River Capital Management L.P.'s address are both 601 Carlson Parkway, 7th Floor, Minnetonka, MN 55305.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Conflicts of Interest and Related Party Transactions

Asset Allocations

We are dependent on our Advisor for our day-to-day management, and we do not have any independent officers or employees other than those employed by our subsidiary, GMFS. Each of our officers and non-independent directors is also an employee of our Advisor or our Advisor's affiliates. See also "Compensation of Executive Officers" in this Form 10-K/A. The Investment Advisory Agreement between us and our Advisor was negotiated between related parties and its terms, including fees and other amounts payable, may not be as favorable to us as if they had been negotiated on an arm's-length basis with unaffiliated third parties. In addition, the ability of our Advisor and its officers and personnel to engage in other business activities, including the management of other entities and separate accounts, may reduce the time our Advisor and our Advisor's affiliates and their respective officers and personnel spend managing us.

Various potential and actual conflicts of interest may arise from the overall investment activities of our Advisor, our Advisor's affiliates, investment management clients or investment funds managed by our Advisor or its affiliates. ZAIS has in the past served, is currently serving and will in the future serve as the investment adviser to funds and managed accounts that also invest in our target assets and ZAIS holds and may in the future continue to hold assets directly on its own behalf or indirectly through one or more of its subsidiaries, affiliates or other newly formed entities (or collectively, the Other Accounts).

Further, ZAIS and ZAIS' affiliates may also invest for Other Accounts. Certain of the Other Accounts have significant uninvested capital and will likely compete with us. Accordingly, we and the Other Accounts may co-invest in many of the same securities and issues. The Other Accounts may also invest in target assets that would be appropriate investments for us. Because our Advisor has no employees and relies on ZAIS and its employees, our Advisor and ZAIS intend to allocate investment opportunities to us and the Other Accounts in a fair and equitable manner, consistent with our and the Other Accounts' investment objectives and approaches. Our Advisor and ZAIS allocate investment opportunities to Other Accounts which have a current strategy allocation to a given sector (or the Allocation Accounts). The allocation of individual investments is specifically documented and retained on record. In general, allocations are made on a pro-rata basis taking into account the available cash and capital of the respective Allocation Accounts. Pro-rata allocations may be modified for constraints unique to the Allocation Account such as portfolio concentrations, tax consequences, regulatory restrictions or liquidity requirements, among others. This policy does not require our Advisor or ZAIS to act in a way that is favorable to us, and such investments made on our behalf may be different from those made on behalf of the Other Accounts.

Our Advisor, our Advisor's affiliates and/or the Other Accounts may have economic interests in or other relationships with issuers in whose obligations or securities we may invest. In particular, such persons may make and/or hold an investment in an issuer's securities that may be pari passu, senior or junior in ranking to an investment in such issuer's securities made and/or held by us. In particular, we and the Other Accounts may also hold different tranches of the same residential mortgage-backed securities (or RMBS) or collateralized debt obligation (or CDO) securities where the tranche of an RMBS or CDO security held by us may be subordinate or senior to the tranche held by the Other Accounts. We may also invest in an issuer's securities in which our Advisor, our Advisor's affiliates and/or the Other Accounts serve on boards of directors, or own an equity interest, have a financial interest or otherwise have ongoing relationships. Each of such ownership and other relationships may result in securities laws restrictions on transactions in such securities by us and otherwise create conflicts of interest for us. In such instances, our Advisor and our Advisor's affiliates may in their discretion make investment recommendations and decisions that may be the same as or different from those made with respect to us. Additionally, we and the Other Accounts may take adverse positions in the same securities and issues and we and the Other Accounts may choose to liquidate positions at different times.

In addition to the existing funds for which ZAIS acts as investment advisor, ZAIS may hold assets directly on its own behalf or indirectly through one or more of its subsidiaries, affiliates or other newly formed entities or establish new funds or enter into new managed account arrangements with investment strategies that are the same or substantially similar to our strategy, including funds and accounts investing primarily in our target assets, including residential mortgage loans and RMBS. ZAIS will allocate investments in a fair and equitable manner, taking into account any capacity or liquidity constraints.

Although the officers and employees of our Advisor and our Advisor's affiliates devote as much time to us as each of them deems appropriate, they may have conflicts in allocating their time and services among us, their affiliates, and the Other Accounts. In the course of performing its duties to us, our Advisor may consider its relationships with our Advisor's affiliates and their respective clients. Our Advisor may decline to pursue a particular investment opportunity on our behalf in view of such relationships. In providing services to Other Accounts, our Advisor and our Advisor's affiliates may recommend activities that would compete with or otherwise adversely affect us.

In addition, our Advisor, our Advisor's affiliates, its investment management clients and investment funds managed by it in connection with their other business activities, may acquire material non-public confidential information that may restrict them from purchasing securities or selling securities (or recommending purchases or sales) for themselves or their clients or otherwise using such information for the benefit of their clients or themselves. Accordingly, during certain periods or in certain circumstances, our Advisor may be unable as a result of such restrictions to buy or sell securities or to take other actions that it might consider to be in our best interests.

ZAIS and one or more of ZAIS' affiliates may hold equity or other interests in the collateral managers of issuers in whose securities we have invested or may invest, or any reference entities referred to in credit default swap contracts or asset-backed security indices, and receives and may continue to receive such equity interests or distributions in respect thereof from such collateral managers as a result of our investment or other funds or issuers for which ZAIS acts as investment advisor. Receipt of any such interests or amounts will be solely the property of ZAIS or such affiliate(s), as the case may be, without any credit to us or any reduction in the fees payable by us to our Advisor. In addition, ZAIS may take a long (or short) position for one or more Other Accounts in an investment in which we are short (or long). More particularly, ZAIS or ZAIS' affiliates may serve as collateral manager or investment adviser for an Other Account (including a CDO) whose reference portfolio contains long positions in the same reference obligation that we are short, or, alternatively, an Other Account (including a CDO) whose reference portfolio contains short positions in the same reference obligation that we are long.

Additionally, some of the target assets purchased by us may be purchased from portfolios of investments held for the account(s) of one or more of the Other Accounts. We may purchase target assets from our Advisor, our Advisor's affiliates or any such Other Account only to the extent (i) such purchases are made at fair market value (as determined in good faith by our Advisor) and otherwise on arm's-length terms and (ii) our Advisor determines that such purchases are consistent with its investment guidelines and objectives, the restrictions contained in the Investment Advisory Agreement and applicable law. We may also invest in other companies or pooled investment vehicles focused on investing in residential mortgage loans, non-Agency RMBS, Agency RMBS and/or any class of our targeted assets. We may make investments in such vehicles which are managed by our Advisor or one of our Advisor's affiliates. Our Advisor and our Advisor's affiliates also may sell target assets initially purchased for us to Other Accounts

We will not, however, purchase any assets from, or issued by, any Other Account or any entity managed by our Advisor or our Advisor's affiliates, or sell any asset to any Other Account or any such other entity without the consent of a majority of our board of directors, including a majority of our independent directors. A majority of our independent directors may amend this affiliated investment policy at any time without stockholder consent.

Further, our Advisor may purchase on our behalf securities in one or more Other Accounts so long as the underlying investments of such Other Accounts primarily consist of our target assets. Our investments in such Other Accounts may include debt or equity interests that are subordinate in right of payment to other securities or interests issued by such Other Accounts and generally will not be readily marketable. In certain cases, we may sell assets to such Other Accounts, but repurchase a portion of the credit risk of the assets through ownership of a subordinated debt or equity interest in the Other Accounts. ZAIS, or ZAIS' affiliates, as applicable, shall either cause the documentation for any such Other Accounts to, or shall itself, waive or rebate any applicable senior management fees, subordinated management fees, incentive fees or residual interests of such Other Accounts that would otherwise payable by us. Instances may arise wherein funds sponsored or managed by ZAIS and from which ZAIS receives substantial compensation could not have been formed without our participation as a seller of assets to or a purchaser of securities issued by such Other Accounts. Our Advisor may have a conflict of interest in causing us to participate in, as well as in using its assets to help form, such funds.

Investment Advisory Agreement

We have entered into an Investment Advisory Agreement with our Advisor, pursuant to which our Advisor provides the day-to-day management of our operations. The Investment Advisory Agreement requires our Advisor to manage our business affairs in conformity with the policies and the guidelines that are approved and monitored by our board of directors. Our Advisor is entitled to receive, from us, an advisory fee. The Operating Partnership will pay to our Advisor an advisory fee, calculated and payable quarterly in arrears, equal to 1.5% per annum, calculated and paid (in cash) quarterly in arrears, of our Stockholders' Equity (as defined in the Investment Advisory Agreement). Prior to the completion of our IPO, the fee was calculated based on our Net Asset Value as defined in the Investment Advisory Agreement (not our Stockholders' Equity). This fee (which was recorded as an advisory fee expense – related party) totalled $2.9 million for the year ended December 31, 2015.

On August 11, 2014, we amended the Investment Advisory Agreement to provide that we shall pay our Advisor a loan sourcing fee quarterly in arrears in lieu of any payments or reimbursements that would otherwise be due to our Advisor or its affiliates pursuant to Investment Advisory Agreement for loan sourcing services provided. The loan sourcing fee is equal to 0.50% of the principal balance of newly originated residential mortgage loans sourced by our Advisor or its affiliates through its conduit program and acquired by our subsidiaries. For the year ended December 31, 2015, we incurred loan sourcing fees of $0.1 million.

Our officers and non-independent directors are also employees of our Advisor or our Advisor's affiliates. As a result, the Investment Advisory Agreement between us and our Advisor was negotiated between related parties, and its terms, including fees and other amounts payable, may not be as favorable to us as if they had been negotiated with unaffiliated third parties. We have agreed to pay our Advisor an advisory fee and a loan sourcing fee that are not tied to performance. Because of this, the fees may not sufficiently incentivize our Advisor to generate attractive risk-adjusted returns for us.

At December 31, 2015, the term of our Investment Advisory Agreement with our Advisor was to expire on February 8, 2016. Absent certain action by the independent directors of our board of directors, our Investment Advisory Agreement will continue to automatically renew on each anniversary for a one year term. Given that the independent members of our board of directors did not provide notice of termination in accordance with the terms of our Investment Advisory Agreement to our Advisor within 180 days of the February 8, 2016 renewal date, our Investment Advisory Agreement was renewed through February 8, 2017. Our board of directors will review our Advisor’s performance and the management fees annually and the Investment Advisory Agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors or by a vote of the holders of at least two-thirds of the outstanding shares of our Common Stock (other than those shares held by certain parties related to us, including our members, principals, employees and affiliates), based upon (i) unsatisfactory performance that is materially detrimental to us or (ii) our determination that the management fees payable to our Advisor are not fair, subject to our Advisor’s right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. We must provide 180 days’ prior notice of any such termination. Unless terminated for cause, our Advisor will be paid a termination fee equal to three times the average annual advisory fee earned by our Advisor during the 24-month period immediately preceding such termination, calculated as of the end of the most recently completed fiscal year before the date of termination.

Under the Investment Advisory Agreement, we will reimburse our Advisor for operating expenses related to us incurred by our Advisor, including legal, accounting due diligence and other services. In addition, we may be required to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Advisor and its affiliates required for our operations. To date, our Advisor has not sought reimbursement for the services and expenses described in the two preceding sentences or for our Advisor’s personnel who have provided services to us. Our Advisor may seek such reimbursement in the future, as a result of which our expense ratio may increase. We are also required to pay directly, or reimburse our Advisor for, products and services, including hardware and software, research and market data provided by third parties, other than those operating expenses required to be borne by our Advisor under the Investment Advisory Agreement. These expenses will be allocated between our Advisor and us based on the ratio of our proportion of gross assets compared to all remaining gross assets managed or held by our Advisor as calculated at each quarter end. We and our Advisor will modify this allocation methodology, subject to the approval of our independent directors if the allocation becomes inequitable based on, among other things, significant leverage differences between us and our Advisor’s other clients.

Sutherland Management Agreement

As described in greater detail in our current report on Form 8-K filed on April 7, 2016, we entered into the Merger Agreement pursuant to which our company will combine with Sutherland. In the transactions described in the Merger Agreement, our stockholders will continue to be stockholders of the surviving corporation and will be eligible to receive cash of up to $64.3 million in a tender offer to be made by our company following stockholder approval of the transaction. Sutherland stockholders will receive newly issued shares of our Common Stock, and holders of Sutherland operating partnership units will receive operating partnership units in our Operating Partnership, which will be the surviving operating partnership. Following the Mergers, the combined entity will be renamed Sutherland Asset Management Corporation, and its shares will continue to be listed on the NYSE under the symbol SLD. Sutherland will be externally managed Waterfall, Sutherland 's current external manager.

On April 6, 2016, our company, our Operating Partnership, our Advisor, Sutherland and certain of our subsidiaries entered into a termination agreement (or the Termination Agreement). Pursuant to the Termination Agreement, effective upon the closing of the Mergers, the Investment Advisory Agreement would be terminated and we would pay our Advisor a termination fee in the amount of $8,000,000. In the event that the Merger Agreement is terminated prior to the consummation of the Mergers, the Termination Agreement will automatically terminate and be of no further effect.

On April 6, 2016, our company, our Operating Partnership, certain subsidiaries of our company, Sutherland, and Waterfall entered into a management agreement (or the Sutherland Management Agreement), and our company and Waterfall entered into a related Side-Letter Agreement (or the Side Letter). Pursuant to the Management Agreement and the Side Letter, effective upon the closing of the Mergers, our company will retain Waterfall to provide investment advisory services to our company on the terms and conditions set forth in the Sutherland Management Agreement. In exchange for services provided, our company will pay Waterfall a management fee and our Operating Partnership will issue Waterfall a newly authorized special limited partnership unit entitling Waterfall to an incentive fee under the terms of the Sutherland Management Agreement. The Sutherland Management Agreement has an initial term of three years, after which it will renew automatically for additional one year terms. In the event that the Merger Agreement is terminated prior to the consummation of the Mergers, the Sutherland Management Agreement and the Side Letter will automatically terminate and be of no further effect.

The Merger Agreement has been approved by both companies' boards of directors and is subject to the approval of both companies' stockholders. The completion of the Mergers is subject to the satisfaction of certain other customary conditions, including the commencement and completion or withdrawal of the tender offer described above, the consummation of the sale of our company’s whole mortgage loan portfolio, receipt of regulatory approvals relating to the issuance of our Common Stock, the delivery of certain documents and consents, the representations and warranties of the parties being true and correct, subject to the materiality standards contained in the Merger Agreement, and the absence of a material adverse effect with respect to either Sutherland or our company. We expect the transaction to close in the third quarter of 2016.

In connection with the proposed Mergers, we expect to prepare and file with the SEC a registration statement on Form S-4 containing a joint proxy statement/prospectus and other documents with respect to the Mergers. The joint proxy/prospectus will contain important information about the proposed transaction and related matters. INVESTORS ARE URGED TO READ THE JOINT PROXY STATEMENT/PROSPECTUS (INCLUDING ALL AMENDMENTS AND SUPPLEMENTS THERETO) AND OTHER RELEVANT DOCUMENTS FILED BY OUR COMPANY WITH THE SEC CAREFULLY IF AND WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT OUR COMPANY, SUTHERLAND AND THE PROPOSED MERGERS. This shall not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended (or the Securities Act).

ZAIS License Agreement

We have entered into a license agreement with ZAIS pursuant to which ZAIS has granted us a revocable, non-exclusive, royalty free license to use the name ''ZAIS.'' Under this agreement, we have a right to use this name and trademark for so long as our Advisor or another affiliate of ZAIS serves as our Advisor pursuant to the Investment Advisory Agreement. The license agreement would terminate upon the closing of the Mergers in connection with the termination of the Investment Advisory Agreement, and the combined entity will be renamed Sutherland Asset Management Corporation.

Restricted Common Stock and Other Equity Based Awards

Our 2012 Plan provides for grants of restricted Common Stock and other equity based awards up to, in the aggregate, the equivalent of 5% of the issued and outstanding shares of our Common Stock from time-to-time (on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities into shares of Common Stock)) at the time of the award.

Indemnification and Limitation of Directors' and Officers' Liability

Maryland law permits a Maryland corporation to include in its charter a provision limiting the liability of its directors and officers to the corporation and its stockholders for money damages except for liability resulting from (1) actual receipt of an improper benefit or profit in money, property or services or (2) active and deliberate dishonesty established by a final judgment as being material to the cause of action. Our charter contains such a provision which eliminates the liability of our directors and officers to the maximum extent permitted by Maryland law.

We have entered into indemnification agreements with each of our directors and executive officers that provide for indemnification to the maximum extent permitted by Maryland law.

Registration Rights Agreements

The holders of shares of Common Stock that were sold by us as part of our formation transactions and in subsequent private placements, including 926,914 shares that may be issued by us upon exchange of such outstanding OP units, are beneficiaries of registration rights agreements. Pursuant to these agreements, we have agreed for the benefit of such holders that we will, at our expense (i) use our reasonable efforts to file with the SEC a resale shelf registration statement (providing for the resale of the shares of Common Stock issued in or in exchange for shares of Common Stock or OP units), (ii) use our commercially reasonable efforts to cause the resale shelf registration statement to be declared effective by the SEC under the the Securities Act as promptly as practicable after the filing, (iii) use our commercially reasonable efforts to maintain a listing for such shares of Common Stock registered on such resale shelf registration statement for trading on a national securities exchange and (iv) use our commercially reasonable efforts to maintain the resale shelf registration statement's effectiveness under the Securities Act until the first to occur of (A) such time as all of such shares of Common Stock covered by the resale shelf registration statement have been sold pursuant to the resale shelf registration statement or pursuant to Rule 144 under the Securities Act and (B) the second anniversary after the completion of our listing.

We filed a registration statement on Form S-11 pursuant to our obligations under these registration rights agreements which was declared effective on December 17, 2013. On March 14, 2014, we filed a registration statement to convert the Form S–11 registration statement into a registration statement on Form S–3. This Form S-3 registration statement, which was declared effective on May 23, 2014, allows the selling stockholders named therein to resell the "restricted" securities held by them or that may be issued to them upon the exchange of OP units, subject to the transfer restrictions relating to the shares described therein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP has audited our annual financial statements since the fiscal year ended December 31, 2011 and has also provided certain tax and advisory services.

Independent Registered Public Accounting Firm Fees

The following table summarizes the aggregate fees (including related expenses) billed to us for professional services provided by PricewaterhouseCoopers LLP for the fiscal year ended December 31, 2015 and for the fiscal year ended December 31, 2014.

	For the Period from January 1, 2015 to December 31, 2015	For the Period from January 1, 2014 to December 31, 2014
Audit Fees(1)	$2,193,400	$2,017,480
Audit-Related Fees(2)	—	—
Tax Fees(3)	197,990	266,283
All Other Fees(4)	9,481	575,000
Total	$2,400,871	$2,858,763

(1)	This category consists of fees billed and expected to be billed to our company for professional services rendered for the audit of our financial statements for the 2015 fiscal year and other audit services, and fees billed to our company for professional services rendered for the audit of our financial statements for the 2014 fiscal year and other audit services.
(2)	This category consists of fees for audit-related services performed by PricewaterhouseCoopers LLP billed to our company for the 2015 fiscal year and billed to our company for the 2014 fiscal year.
(3)	This category consists of fees for tax compliance and consultation services performed by PricewaterhouseCoopers LLP billed and expected to be billed to our company for the 2015 fiscal year and billed to our company for the 2014 fiscal year.
(4)	This category consists of fees for due diligence on the GMFS transaction performed by Pricewaterhouse LLC billed to our company for the 2015 and 2014 fiscal year.

The Audit Committee's charter provides that the Audit Committee shall review and pre-approve the engagement fees and the terms of all auditing and non-auditing services to be provided by our external auditors and evaluate the effect thereof on the independence of the external auditors. All audit and tax services provided to us were reviewed and pre-approved by the Audit Committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Part IV of the Original Filing is hereby amended solely to add the following exhibits required to be filed in connection with this annual report on Form 10-K/A.

(3)	Exhibits Files:

10.1*	Third Amended and Restated Investment Advisory Agreement, dated as of August 11, 2014, by and among ZAIS Financial Corp., ZAIS Financial Partners, L.P., ZAIS Asset I, LLC, ZAIS Asset II, LLC, ZAIS Asset III, LLC, ZAIS Asset IV, LLC, ZFC Funding, Inc., ZFC Trust, ZFC Trust TRS I, LLC and ZAIS REIT Management, LLC.

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAIS Financial Corp.

Date: April 29, 2016	By:	/s/ Michael Szymanski
Name: Michael Szymanski
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 29, 2016	By:	/s/ Michael Szymanski
Name: Michael Szymanski
Title: Chief Executive Officer, President and Director (principal executive officer)

Date: April 29, 2016	By:	/s/ Donna Blank
Name: Donna Blank
Title: Chief Financial Officer and Treasurer (principal financial officer)

Date: April 29, 2016	By:	/s/ Christian Zugel
Name: Christian Zugel
Title: Chairman of the Board and Chief Investment Officer

Date: April 29, 2016	By:	/s/ Nisha Motani
Name: Nisha Motani Title: Chief Accounting Officer (principal accounting officer)
Date: April 29, 2016	By:	/s/ Daniel Mudge
Name: Daniel Mudge Title: Director

Date: April 29, 2016	By:	/s/ Marran Ogilvie
Name: Marran Ogilvie Title: Director

Date: April 29, 2016	By:	/s/ David Holman
Name: David Holman Title: Director