Form 10-Q
period 2016-03-31
ZAIS Financial Corp.
filed 2016-05-10
CIK 1527590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

The Company has 7,970,886 shares of common stock, par value $0.0001 per share, outstanding as of May 9, 2016.

EXHIBIT 31.1 CERTIFICATIONS

EXHIBIT 31.2 CERTIFICATIONS

EXHIBIT 32.1 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 10 U.S.C. SECTION 1350

EXHIBIT 32.2 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 10 U.S.C. SECTION 1350

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZAIS Financial Corp. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2016	December 31, 2015
	(Expressed in United States Dollars, except share data)
Assets
Cash and cash equivalents	$66,604,813	$20,793,716
Restricted cash	4,160,074	4,371,725
Mortgage loans held for investment, at fair value – $32,114,039 and $394,942,512 pledged as collateral, respectively	32,114,043	397,678,140
Mortgage loans held for sale previously held for investment, at fair value – $368,071,942 pledged as collateral	368,956,195	—
Mortgage loans held for investment, at cost	1,879,254	1,886,642
Mortgage loans held for sale, at fair value – $110,859,815 and $115,942,230 pledged as collateral, respectively	110,859,815	115,942,230
Real estate securities, at fair value – $78,795,777 and $95,627,850 pledged as collateral, respectively	87,120,006	109,339,281
Other Investment Securities, at fair value – $2,033,403 and $1,989,174 pledged as collateral, respectively	12,878,022	12,804,196
Loans eligible for repurchase from Ginnie Mae	37,480,440	34,745,103
Mortgage servicing rights, at fair value	44,852,686	48,209,016
Derivative assets, at fair value	4,040,132	2,376,187
Other assets	12,858,366	7,928,878
Goodwill	14,183,537	14,183,537
Intangible assets	4,683,185	4,880,270
Total assets	$802,670,568	$775,138,921
Liabilities
Warehouse lines of credit	$101,478,055	$100,768,428
Treasury security repurchase agreement	39,574,000	—
Loan repurchase facilities	297,392,137	296,789,330
Securities repurchase agreements	60,800,779	73,300,159
Exchangeable Senior Notes	56,784,242	56,509,046
Contingent consideration	11,483,100	11,285,100
Derivative liabilities, at fair value	3,735,023	1,831,967
Dividends and distributions payable	3,559,120	3,559,120
Accounts payable and other liabilities	19,540,931	18,572,613
Liability for loans eligible for repurchase from Ginnie Mae	37,480,440	34,745,103
Total liabilities	631,827,827	597,360,866

Commitments and contingencies (Note 21)

Equity
12.5% Series A cumulative non-voting preferred stock, $0.0001 par value; 50,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 7,970,886 shares issued and outstanding	798	798
Additional paid-in capital	164,207,617	164,207,617
Accumulated deficit	(11,211,280)	(4,984,178)
Total ZAIS Financial Corp. stockholders’ equity	152,997,135	159,224,237
Non-controlling interests	17,845,606	18,553,818
Total equity	170,842,741	177,778,055
Total liabilities and equity	$802,670,568	$775,138,921

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
	(Expressed in United States Dollars, except share data)
Interest income
Mortgage loans held for investment	$294,519	$6,625,989
Mortgage loans held for sale previously held for investment	6,081,850	—
Mortgage loans held for sale	773,963	608,232
Real estate securities	1,343,237	2,420,633
Other investment securities	211,347	32,543
Total interest income	8,704,916	9,687,397
Interest expense
Warehouse lines of credit	551,820	553,359
Treasury securities repurchase agreement	1,275	—
Loan repurchase facilities	2,459,274	2,352,936
Securities repurchase agreements	321,972	402,509
Exchangeable Senior Notes	1,462,936	1,436,673
Total interest expense	4,797,277	4,745,477
Net interest income	3,907,639	4,941,920

Non-interest income
Mortgage banking activities, net	11,652,914	11,152,389
Loan servicing fee income, net of direct costs	2,053,796	1,637,099
Change in fair value of mortgage servicing rights	(8,054,306)	(3,424,914)
Other income	12,460	11,856
Total non-interest income	5,664,864	9,376,430

Other (losses)/gains
Change in unrealized gain or loss on mortgage loans held for investment and sale	2,517,993	(1,199,755)
Change in unrealized gain or loss on real estate securities	(1,793,101)	(177,771)
Change in unrealized gain or loss on Other Investment Securities	24,622	136,320
Change in unrealized gain or loss on real estate owned	(66,766)	101,780
Change in unrealized gain or loss on treasury securities	5,941	—
Realized gain on mortgage loans held for investment and sale	536,344	144,111
Realized loss on real estate securities	(724,607)	—
Realized gain on real estate owned	2,229	20,677
Loss on derivative instruments related to investment portfolio	(676,268)	(907,090)
Total other (losses)/gains	(173,613)	(1,881,728)

Expenses
Advisory fee - related party	767,478	710,800
Salaries, commissions and benefits	7,966,092	7,399,258
Operating expenses	3,040,884	2,919,648
Other expenses	2,603,865	1,135,199
Total expenses	14,378,319	12,164,905

Net (loss)/income before income taxes	(4,979,429)	271,717

Income tax benefit	(1,603,235)	(145,529)
Net (loss)/income	(3,376,194)	417,246

Net (loss)/income allocated to non-controlling interests	(337,446)	43,466
Net (loss)/income attributable to ZAIS Financial Corp. common stockholders	$(3,038,748)	$373,780

Net (loss)/income per share applicable to ZAIS Financial Corp. common stockholders:
Basic	$(0.38)	$0.05
Diluted	$(0.38)	$0.05
Weighted average number of shares of common stock:
Basic	7,970,886	7,970,886
Diluted	8,897,800	8,897,800

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries
Condensed Consolidated Statements of Equity (Unaudited)

(Expressed in United States Dollars, except share data)

	Preferred Stock		Common Stock
	Shares of Preferred Stock	Preferred Stock at Par	Shares of Common Stock	Common Stock at Par	Additional Paid-in Capital	(Accumulated Deficit)/Retained Earnings	ZAIS Financial Corp. Stockholders' Equity	Non-Controlling Interests	Total Equity
Three months ended March 31, 2015
Balance at December 31, 2014	—	$—	7,970,886	$798	$164,207,617	$9,029,947	$173,238,362	$20,145,450	$193,383,812
Distributions on OP units	—	—	—	—	—	—	—	(370,766)	(370,766)
Dividends on common stock	—	—	—	—	—	(3,188,354)	(3,188,354)	—	(3,188,354)
Net income	—	—	—	—	—	373,780	373,780	43,466	417,246
Balance at March 31, 2015	—	$—	7,970,886	$798	$164,207,617	$6,215,373	$170,423,788	$19,818,150	$190,241,938

Three months ended March 31, 2016
Balance at December 31, 2015	—	$—	7,970,886	$798	$164,207,617	$(4,984,178)	$159,224,237	$18,553,818	$177,778,055
Distributions on OP units	—	—	—	—	—	—	—	(370,766)	(370,766)
Dividends on common stock	—	—	—	—	—	(3,188,354)	(3,188,354)	—	(3,188,354)
Net loss	—	—	—	—	—	(3,038,748)	(3,038,748)	(337,446)	(3,376,194)
Balance at March 31, 2016	—	$—	7,970,886	$798	$164,207,617	$(11,211,280)	$152,997,135	$17,845,606	$170,842,741

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
	(Expressed in United States Dollars)
Cash flows from operating activities
Net (loss)/ income	$(3,376,194)	$417,246
Adjustments to reconcile net (loss)/income to net cash provided by/(used in) operating activities
Net accretion of discounts related to mortgage loans held for investment	(1,769,937)	(2,012,281)
Net accretion of discounts related to real estate securities	(571,063)	(1,248,910)
Net accretion of discounts related to Other Investment Securities	(49,204)	(10,740)
Change in unrealized gain or loss on mortgage loans	(2,517,993)	1,199,755
Change in unrealized gain or loss on real estate securities	1,793,101	177,771
Change in unrealized gain or loss on Other Investment Securities	(24,622)	(136,320)
Change in unrealized gain or loss on real estate owned	66,766	(101,780)
Change in fair value of mortgage servicing rights	8,054,306	3,424,914
Realized gain on mortgage loans held for investment	(536,344)	(144,111)
Realized loss on real estate securities	724,607	—
Realized gain on real estate owned	(2,229)	(20,677)
Change in unrealized gain or loss on derivative instruments	239,111	(538,062)
Amortization of Exchangeable Senior Notes discount	275,196	248,934
Depreciation and amortization expense	232,430	227,424
Proceeds from sale and principal payments on mortgage loans held for sale	456,891,268	431,251,708
Originations and purchases of mortgage loans held for sale	(435,225,414)	(451,669,250)
Gain on sale of mortgage loans held for sale	(16,583,439)	(7,920,341)
Capitalization of originated mortgage servicing rights	(4,697,976)	(3,409,899)
Changes in operating assets and liabilities
Increase in other assets	(3,516,147)	(810,733)
Increase in accounts payable and other liabilities	968,318	467,431
Increase in contingent consideration	198,000	523,425
Net cash provided by (used in) operating activities	572,541	(30,084,496)

Cash flows from investing activities
Origination of mortgage loans held for investment	(1,405,191)	(1,476,838)
Acquisition of mortgage loans held for investment	(10,123,602)	—
Proceeds from principal repayments on mortgage loans held for investment and sale	11,455,134	7,460,149
Proceeds from principal repayments on real estate securities	4,178,332	3,942,700
Proceeds from sales of real estate securities	16,094,298	—
Restricted cash provided by investment activities	211,651	4,112,699
Net cash provided by investing activities	20,410,622	14,038,710

Cash flows from financing activities
Net borrowings under warehouse lines of credit	709,627	27,468,994
Borrowings from Treasury security repurchase agreement	39,574,000	—
Net borrowings under loan repurchase facilities	602,807	(244,515)
Borrowings from securities repurchase agreements	83,722	1,016,063
Repayments of securities repurchase agreements	(12,583,102)	(4,404,331)
Dividends on common stock and distributions on OP units (net of change in dividends and distributions payable)	(3,559,120)	(3,559,120)
Net cash provided by financing activities	24,827,934	20,277,091
Net increase in cash and cash equivalents	45,811,097	4,231,305

Cash and cash equivalents
Beginning of period	20,793,716	33,791,013
End of period	$66,604,813	$38,022,318

Noncash investing and financing activities
Accrued dividends and distributions payable	$3,559,120	$3,559,120
Conversion of mortgage loans held for investment to real estate owned	$1,513,223	$189,648

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Organization

ZAIS Financial Corp. and subsidiaries (the "Company") was incorporated in Maryland on May 24, 2011, and has elected to be taxed and to qualify as a real estate investment trust ("REIT") beginning with the taxable year ended December 31, 2011. The Company completed its formation transaction and commenced operations on July 29, 2011.

The Company invests in residential mortgage loans. GMFS, LLC (“GMFS”), a mortgage banking platform the Company acquired in October 2014, originates, sells and services residential mortgage loans and the Company acquires performing, re-performing and newly originated loans through other channels. The Company also invests in, finances and manages residential mortgage-backed securities ("RMBS") that are not issued or guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or an agency of the U.S. Government, such as Government National Mortgage Association ("Ginnie Mae") ("non-Agency RMBS"), with an emphasis on securities that, when originally issued, were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations and residential mortgage servicing rights (“MSRs”). The Company also has the discretion to invest in RMBS that are issued or guaranteed by a federally chartered corporation or a U.S. Government agency ("Agency RMBS"), including through To-Be-Announced ("TBA") contracts, and in other real estate-related and financial assets.

 On April 6, 2016, the Company, ZAIS Financial Partners, L.P. (“Company Operating Partnership” or the “Operating Partnership”), the operating partnership of the Company, ZAIS Merger Sub, LLC (“Merger Sub”), a wholly owned subsidiary of the Company, Sutherland Asset Management Corporation ( “Sutherland”) and Sutherland Partners, L.P. (“Sutherland Operating Partnership”) entered into an agreement and plan of merger, as amended as of May 9, 2016 (the “Sutherland Merger Agreement”). Subject to the terms and conditions of the Sutherland Merger Agreement, (i) Sutherland will merge with and into Merger Sub (the “Sutherland Merger”), with Merger Sub surviving the Sutherland Merger and continuing as a wholly owned subsidiary of the Company and (ii) Sutherland Operating Partnership will merge with and into Company Operating Partnership (the “Partnership Merger” and together with the Sutherland Merger, the “Mergers”), with Company Operating Partnership surviving the Partnership Merger (the “Surviving Partnership”). The transaction will be accounted for as a reverse merger.

In order to reduce market risk in its investment portfolio, prior to entering into the Sutherland Merger Agreement, the Company had begun the process of selling its seasoned, re-performing mortgage loans from its residential mortgage investments segment. The Sutherland Merger Agreement requires the Company to complete the sale of its seasoned, re-performing mortgage loans as a condition to closing of the Mergers. A sale of these mortgage loans is expected to be completed in the second quarter of 2016. If completed, these mortgage loan sales are likely to result in a reduction of the Company’s investment income and, if the Mergers are not completed, may therefore result in a decision to curtail dividends in the future. Additionally, as part of the strategic review, the Company had made the decision to cease the purchase of newly originated residential mortgage loans as part of its mortgage conduit purchase program and began the process of terminating contracts and surrendering governmental licenses relating to the Company’s mortgage conduit business. The Sutherland Merger Agreement requires the Company to complete the process of terminating contracts and surrendering governmental licenses relating to its mortgage conduit business.

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

The Company is the sole general partner of, and conducts substantially all of its business through, the Operating Partnership. The Company is externally managed by ZAIS REIT Management, LLC (the "Advisor"), a subsidiary of ZAIS Group, LLC ("ZAIS"), and has no employees except for those employed by GMFS. GMFS had 243 employees at March 31, 2016.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") as contained within the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim reporting. In the opinion of management, all adjustments considered necessary for a fair statement of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP as contained in the ASC have been condensed or omitted from the unaudited interim consolidated financial statements according to the SEC rules and regulations. The information and disclosures contained in the unaudited interim consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Operating Partnership, all of the wholly owned subsidiaries of the Operating Partnership, including its taxable REIT subsidiaries (“TRS Entities”), and a joint venture in which GMFS has a controlling financial interest. All intercompany balances have been eliminated in consolidation.

The Company, which serves as the sole general partner of and conducts substantially all of its business through the Operating Partnership, held approximately 89.6% of the operating partnership units ("OP Units") in the Operating Partnership at March 31, 2016 and December 31, 2015. The Operating Partnership in turn holds directly or indirectly all of the equity interests in its subsidiaries.

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

Variable Interest Entities

In February 2015, the FASB issued ASU 2015-02, "Consolidation: Amendments to the Consolidation Analysis" ("ASU 2015-02"). ASU 2015-02 makes changes to both the variable interest model and the voting model. The Company adopted ASU 2015-02 on January 1, 2016. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

The Company has evaluated its interests in its real estate investment securities and its interests in the securitizations discussed in the preceding paragraph to determine if each represents a variable interest in a VIE. The Company monitors these investments and its investment in the securities and analyzes them for potential consolidation. The Company determined that it was not the primary beneficiary of the VIEs and therefore none of the VIEs were consolidated at March 31, 2016 or December 31, 2015. The maximum exposure of the Company to VIEs is limited to the fair value of its investments in real estate securities and MSRs as disclosed in the Company's consolidated balance sheets.

Cash and Cash Equivalents

The Company considers highly liquid short-term interest bearing instruments with original maturities of three months or less and other instruments readily convertible into cash to be cash equivalents.

Mortgage Loans Held for Sale Previously Held for Investment, at Fair Value

Mortgage loans which the Company has decided it no longer intends to hold for the foreseeable future are reclassified from mortgage loans held for investment to mortgage loans held for sale previously held for investment in the consolidated balance sheets.  These mortgage loans were reported at fair value when held for investment and held for sale.

The Company decided during the three months ended March 31, 2016 that it no longer intended to hold its seasoned, re-performing mortgage loan portfolio for the foreseeable future and, as such, reclassified mortgage loans with a fair value of $368,956,195 from held for investment to held for sale previously held for investment.

Other Investment Securities

The Company held Freddie Mac Structured Agency Credit Risk Notes (“FMRT Notes”) at and during the three months ended March 31, 2016, during the three months ended March 31, 2015 and at December 31, 2015. Additionally, the Company held Fannie Mae's Risk Transfer Notes (“FNRT Notes”) at December 31, 2015 (the FMRT Notes and the FNRT Notes are collectively referred to as the “Other Investment Securities”). The Other Investment Securities represent unsecured general obligations of Fannie Mae and Freddie Mac and are structured to be subject to the performance of a certain pool of residential mortgage loans.

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

The Company has separately made joint elections with three of its subsidiaries, ZFC Funding Inc., ZFC Trust TRS I, LLC and ZFC Honeybee TRS, LLC, to treat such subsidiaries as TRS Entities. The Company may perform certain activities through these TRS entities that could adversely impact the Company's REIT qualification if performed other than through a TRS entity. The Company's TRS entities file separate tax returns and are taxed as standalone U.S. C-Corporations irrespective of the dividends-paid deduction available to REITs for federal income tax purposes.

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

3. GMFS Transaction

The following relates to the acquisition of GMFS in October 2014 pursuant to the terms of the agreement and plan of merger dated August 5, 2014 (the “GMFS Merger Agreement”):

Contingent Consideration

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

Contingent consideration represents the estimated present value of the deferred premiums and Production and Profitability Earn-Out. Contingent consideration was estimated at closing based on future production and earnings projections of GMFS over the four year earn-out period and is re-measured to fair value at each reporting date until the contingency is resolved. The changes in fair value are recognized in earnings. The final consideration paid could be materially different from the estimate and the difference will be recorded through earnings in the consolidated statements of operations.

For the three months ended March 31, 2016 and March 31, 2015, the Company recorded the following changes in the consideration liability:

	Three Months Ended
	March 31, 2016	March 31, 2015
Beginning balance	$11,285,100	$11,430,413
Change in fair value	198,000	523,425
Ending balance	$11,483,100	$11,953,838

The increase in the estimated liability for the three month period ended March 31, 2016 and March 31, 2015 resulted from the impact of the passage of time. The change in the contingent consideration liability is included in operating expenses in the consolidated statements of operations.

The Company has delayed the first year installment payment of the contingent consideration (see Note 21).

Goodwill

Goodwill, with a carrying amount of $14,183,537 at March 31, 2016 and December 31, 2015, represents the excess of the purchase price over the fair value of the net assets acquired and has been allocated to the Company’s residential mortgage banking segment.

The changes in the carrying amount of the goodwill during the three months ended March 31, 2016 and March 31, 2015.

	Three Months Ended
	March 31, 2016	March 31, 2015
Beginning balance	$14,183,537	$16,512,680
Reversal of a liability existing as of the date of acquisition	—	(385,610)
Ending balance	$14,183,537	$16,127,070

Goodwill is not amortized but is tested for impairment on the anniversary date of the acquisition or more frequently if events or changes in circumstances indicate that a potential impairment may have occurred. No impairment losses relating to goodwill were recorded for the three months ended March 31, 2016 or March 31, 2015.

Intangible Assets

The following table presents information about the intangible assets acquired by the Company:

	Estimated Fair Value	Estimated Useful Life
Trade name	$2.0 million	10 years
Customer relationships	1.3 million	10 years
Licenses	1.0 million	3 years
Favorable lease	1.5 million	12 years
Total Intangible assets	$5.8 million

Amortization expense related to the intangible assets acquired for the three months ended March 31, 2016 and March 31, 2015 was as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Amortization expense	$197,085	$197,085

Such amounts are recorded as other expenses in the consolidated statements of operations.

At March 31, 2016 and December 31, 2015, accumulated amortization is as follows:

	March 31, 2016	December 31 2015
Trade name	$283,339	$233,338
Customer relationships	184,161	151,662
Licenses	472,226	388,892
Favorable lease	177,089	145,838
Total accumulated amortization	$1,116,815	$919,730

Amortization expense related to the intangible assets for the period April 1, 2016 to December 31, 2016 and for the five years subsequent to December 31, 2016 will be as follows:

April 1, 2016 – December 31, 2016	$591,255
2017	$732,776
2018	$455,004
2019	$455,004
2020	$455,004
2021	$455,004

No impairment losses relating to intangible assets were recorded for the three months ended March 31, 2016 or March 31, 2015.

4. Fair Value

Fair Value Measurement

Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following tables present the Company’s financial instruments that were accounted for at fair value on a recurring basis at March 31, 2016 and December 31, 2015 by level within the fair value hierarchy:

March 31, 2016

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for investment	$—	$—	$32,114,043	$32,114,043
Mortgage loans held for sale previously held for investment	—	—	368,956,195	368,956,195
Mortgage loans held for sale		110,859,815	—	110,859,815
Non-Agency RMBS	—	—	87,120,006	87,120,006
Other Investment Securities	—	—	12,878,022	12,878,022
MSRs	—	—	44,852,686	44,852,686
Derivative assets	—	—	4,040,132	4,040,132
Total	$—	$110,859,815	$549,961,084	$660,820,899
Liabilities
Contingent consideration	$—	$—	$11,483,100	$11,483,100
Derivative liabilities	—	3,735,023	—	3,735,023
Total	$—	$3,735,023	$11,483,100	$15,218,123

December 31, 2015

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for investment	$—	$—	$397,678,140	$397,678,140
Mortgage loans held for sale	—	115,942,230	—	115,942,230
Non-Agency RMBS	—	—	109,339,281	109,339,281
Other Investment Securities	—	—	12,804,196	12,804,196
MSRs	—	—	48,209,016	48,209,016
Derivative assets	—	—	2,376,187	2,376,187
Total	$—	$115,942,230	$570,406,820	$686,349,050
Liabilities
Contingent consideration	$—	$—	$11,285,100	$11,285,100
Derivative liabilities	—	1,822,096	9,871	1,831,967
Total	$—	$1,822,096	$11,294,971	$13,117,067

The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Mortgage Loans Held for Investment and Held for Sale Previously Held for Investment, RMBS and Other Investment Securities

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
	Mortgage Loans Held for Investment and Held for Sale Previously Held for Investment	Real Estate Securities	Other Investment Securities	Mortgage Loans Held for Investment	Real Estate Securities	Other Investment Securities
Balance, beginning of period	$397,678,140	$109,339,281	$12,804,196	$415,959,838	$148,585,733	$2,040,532
Originations/acquisitions	11,528,793	—	—	1,476,838	—	—
Proceeds from sales	—	(16,094,298)	—	—	—	—
Amortization of premiums	(12,568)	—	—	(384)	—	—
Net accretion of discounts	1,782,505	571,063	49,204	2,012,665	1,248,910	10,740
Proceeds from principal repayments	(11,447,746)	(4,178,332)	—	(7,112,305)	(3,942,700)	—
Conversion of mortgage loans to REO	(1,513,223)	—	—	(189,648)	—	—
Total losses (realized/unrealized) included in earnings	(4,646,504)	(3,290,046)	(45,733)	(8,823,926)	(1,028,489)	—
Total gains (realized/unrealized) included in earnings	7,700,841	772,338	70,355	7,768,282	850,718	136,320
Balance, end of period	$401,070,238	$87,120,006	$12,878,022	$411,091,360	$145,714,172	$2,187,592
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the reporting date	$2,531,471	$(2,423,297)	$24,622	$(1,204,068)	$(177,772)	$136,320

Derivative Instruments

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Loan Purchase Commitments	Interest Rate Lock Commitments	Loan Purchase Commitments	Interest Rate Lock Commitments
Beginning balance	$(9,871)	$2,376,187	$4,037	$2,481,063
Change in unrealized gain or loss	32,463	1,641,353	23,822	1,936,514
Ending balance	$22,592	$4,017,540	$27,859	$4,417,577
The amount of total gains or (losses) for the year included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the reporting date	$32,463	$1,641,353	$23,822	$1,936,514

MSRs

See Note 8 – "Mortgage Servicing Rights, at fair value" for additional information about the Company's MSRs.

Contingent Consideration

 See Note 3 – "GMFS Transaction" for additional information about the Company's contingent consideration.

 There were no financial assets or liabilities that were accounted for at fair value on a nonrecurring basis at March 31, 2016 or December 31, 2015. During the three months ended March 31, 2016 and March 31, 2015, mortgage loans held for investment were transferred out of Level 3 when the properties were foreclosed and were classified as real estate owned. There were no other transfers into or out of Level 1, Level 2 or Level 3 during the months ended March 31, 2016 or March 31, 2015.

The following tables present quantitative information about the Company's assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value at March 31, 2016	Valuation Technique(s)	Unobservable Input	Min	Max	Weighted Average
Mortgage loans Held for Investment and Sale	$401,070,238	Discounted cash flow model	Constant voluntary prepayment	2.1%	5.2%	3.4%
			Constant default rate	1.6%	4.0%	3.0%
			Loss severity	6.5%	37.3%	21.9%
			Delinquency	6.5%	13.7%	11.2%
Non-Agency RMBS
Alternative – A	$26,102,680	Broker quotes/comparable trades	Constant voluntary prepayment	2.6%	16.2%	11.3%
			Constant default rate	0.3%	7.1%	2.8%
			Loss severity	0.3%	85.0%	20.8%
			Delinquency	1.7%	22.4%	8.8%
Pay option adjustable rate	25,541,425	Broker quotes/comparable trades	Constant voluntary prepayment	2.2%	7.1%	4.1%
			Constant default rate	1.1%	15.3%	3.7%
			Loss severity	0.1%	74.0%	34.7%
			Delinquency	5.4%	20.1%	13.1%
Prime	28,928,776	Broker quotes/comparable trades	Constant voluntary prepayment	4.2%	23.6%	7.9%
			Constant default rate	0.8%	8.9%	3.5%
			Loss severity	0.0%	87.8%	27.5%
			Delinquency	3.7%	25.4%	11.9%
Subprime	6,547,125	Broker quotes/comparable trades	Constant voluntary prepayment	1.3%	4.4%	3.1%
			Constant default rate	4.3%	6.0%	5.3%
			Loss severity	10.9%	85.0%	49.1%
			Delinquency	19.6%	27.8%	23.1%
Total Non-Agency RMBS	$87,120,006

Other Investment Securities	$12,878,022	Broker quotes/comparable trades	Constant voluntary prepayment	4.1%	23.6%	7.6%

MSRs	$44,852,686	Discounted cash flow model	Constant voluntary prepayment	10.3%	12.2%	11.3%
			Cost of servicing	$77	$109	$91
			Discount rate	9.0%	10.0%	9.4%

Contingent consideration	$11,483,100	Option pricing model	Discount rate	10.2%	10.8%	10.5%
			Production volatility	—	—	20.0%
			Profitability volatility	—	—	50.0%

	Fair Value at December 31, 2015	Valuation Technique(s)	Unobservable Input	Min	Max	Weighted Average
Mortgage loans held for Investment	$397,678,140	Discounted cash flow model	Constant voluntary prepayment	1.9%	5.0%	3.2%
			Constant default rate	1.4%	5.0%	3.1%
			Loss severity	5.9%	37.2%	22.1%
			Delinquency	6.3%	13.2%	10.9%
Non-Agency RMBS
Alternative – A	$35,998,175	Broker quotes/comparable trades	Constant voluntary prepayment	2.7%	18.9%	12.9%
			Constant default rate	0.2%	7.8%	2.8%
			Loss severity	0.0%	85.0%	21.0%
			Delinquency	1.4%	22.2%	8.9%
Pay option adjustable rate	32,209,538	Broker quotes/comparable trades	Constant voluntary prepayment	2.2%	13.5%	7.5%
			Constant default rate	0.5%	13.0%	3.5%
			Loss severity	0.0%	95.6%	40.0%
			Delinquency	5.3%	21.9%	12.3%
Prime	32,482,521	Broker quotes/comparable trades	Constant voluntary prepayment	3.6%	21.0%	8.0%
			Constant default rate	0.5%	9.4%	3.7%
			Loss severity	0.0%	85.1%	28.9%
			Delinquency	4.4%	25.5%	12.0%
Subprime	8,649,047	Broker quotes/comparable trades	Constant voluntary prepayment	1.2%	7.7%	3.9%
			Constant default rate	3.0%	8.0%	6.2%
			Loss severity	11.1%	128.5%	54.0%
			Delinquency	18.3%	28.0%	22.2%
Total Non-Agency RMBS	$109,339,281

Other Investment Securities	$12,804,196	Broker quotes/comparable trades	Constant voluntary prepayment	4.0%	18.4%	6.9%

MSRs	$48,209,016	Discounted cash flow model	Constant voluntary prepayment	8.5%	10.5%	9.3%
			Cost of servicing	$77	$110	$92
			Discount rate	9.0%	10.0%	9.4%

Contingent consideration	$11,285,100	Option pricing model	Discount rate	10.2%	10.8%	10.5%
			Production volatility	—	—	20.0%
			Profitability volatility	—	—	50.0%

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

The following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Pull-through rate
Range	56.4% - 100.0%	62.4% – 100.0%
Weighted average	87.6%	87.6%
MSR value expressed as:
Servicing fee multiple
Range	0.1% - 6.1%	0.8% - 5.9%
Weighted average	4.2%	4.3%
Percentage of unpaid principal balance
Range	0.1% - 1.5%	0.3% - 1.7%
Weighted average	1.1%	1.1%

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

The following table presents the difference between the fair value and the aggregate unpaid principal amount and/or notional balance of assets for which the fair value option was elected at March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	Fair Value	Unpaid Principal and/or Notional Balance (2)	Difference	Fair Value	Unpaid Principal and/or Notional Balance (2)	Difference
Financial instruments, at fair value
Mortgage loans held for investment (1)	$32,114,043	$31,304,573	$809,470	$397,678,140	$444,500,063	$(46,821,923)
Mortgage loans held for sale previously held for investment	368,956,195	411,002,700	(42,046,505)	—	—	—
Mortgage loans held for sale	110,859,815	105,739,051	5,120,764	115,942,230	111,393,424	4,548,806
Non-Agency RMBS (2)	87,120,006	143,682,422	(56,562,416)	109,339,281	168,925,162	(59,585,881)
Other Investment Securities	12,878,022	13,395,816	(517,794)	12,804,196	13,398,851	(594,655)
MSRs	44,852,686	4,429,521,268	N/A (3)	48,209,016	4,173,927,393	N/A (3)

(1)	At December 31, 2015, the balance is comprised of loans that are (i) distressed and re-performing at the time of purchase and (ii) newly originated at the time of purchase.
(2)	Non-Agency RMBS includes an IO with a notional balance of $33.7 million and $35.0 million at March 31, 2016 and December 31, 2015, respectively.
(3)	Amounts not presented. Unpaid principal balance of MSRs is generally significantly greater than their fair value.

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

The following table summarizes the estimated fair value and carrying value for all other financial instruments at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets
Cash and cash equivalents	$66,604,813	$66,604,813	$20,793,716	$20,793,716
Restricted cash	4,160,074	4,160,074	4,371,725	4,371,725
Mortgage loans held for investment, at cost	1,879,254	1,879,254	1,886,642	1,886,642

Liabilities
Warehouse lines of credit	$101,478,055	$101,478,055	$100,768,428	$100,768,428
Treasury security repurchase facility	39,574,000	39,574,000	—	—
Loan repurchase facilities	297,392,137	297,392,137	296,789,330	296,789,330
Securities repurchase agreements	60,800,779	60,800,779	73,300,159	73,300,159
Exchangeable Senior Notes	57,098,650	56,784,242	56,775,500	56,509,046

Cash and cash equivalents includes cash on hand and treasury securities for which fair value equals carrying value (a Level 1 measurement). Restricted cash represents the Company's cash held by counterparties as collateral against the Company's derivatives, loan repurchase facilities and securities repurchase agreements. Due to the short-term nature of the restrictions, fair value approximates carrying value (a Level 1 measurement). The fair value of the mortgage loans held for investment, at cost is determined, where possible using secondary-market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan. Accordingly, mortgage loans held for investment, at cost are classified as Level 2 in the fair value hierarchy. The fair value of the Company's warehouse lines of credit and repurchase agreements related to the GMFS mortgage banking platform, treasury security repurchase agreement, loan repurchase facilities and securities repurchase agreements is based on an expected present value technique using observable market interest rates. As such, the Company considers the estimated fair value to be a Level 2 measurement. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. The fair value of the Exchangeable Senior Notes (see Note 13) is based on observable market prices (a Level 2 measurement).

The differences reflected in the table for mortgage loans held for investment are not necessarily indicative of cumulative gains or losses related to loans because it does not take into account the fair value of the loans at the date of acquisition.

5. Mortgage Loans Held for Investment, at Fair Value and Held for Sale Previously Held for Investment, at Fair Value

Distressed and re-performing loans at the time of purchase

The Company did not acquire any mortgage loans held for investment which showed evidence of credit deterioration at the time of purchase during the three months ended March 31, 2016 or March 31, 2015.

During the three months ended March 31, 2016, the Company decided it no longer intended to hold its seasoned and re-performing loan portfolio which were held as loans held for investment, at fair value at December 31, 2015 for the foreseeable future and reclassified this portfolio to Mortgage loans held for sale previously held for investment, at fair value.

The following tables present certain information regarding the Company's mortgage loans at March 31, 2016 and December 31, 2015 which showed evidence of credit deterioration at the time of purchase:

March 31, 2016

Mortgage Loans Held for Sale Previously Held for Investment

	Unpaid			Gross Unrealized (1)			Difference Between Fair Value and Aggregate Unpaid	Weighted Average
	Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Principal Balance	Coupon	Unleveraged Yield

Performing
Fixed	$236,675,463	$(43,298,017)	$193,377,446	$27,002,346	$(2,374,288)	$218,005,504	$(18,669,959)	4.74%	7.65%
ARM	135,940,617	(14,520,006)	121,420,611	5,098,008	(3,656,027)	122,862,592	(13,078,025)	3.69	7.17
Total performing	372,616,080	(57,818,023)	314,798,057	32,100,354	(6,030,315)	340,868,096	(31,747,984)	4.36	7.47
Non-performing (2)	38,386,620	(7,017,147)	31,369,473	948,312	(4,229,686)	28,088,099	(10,298,521)	4.72	7.84
Total	$411,002,700	$(64,835,170)	$346,167,530	$33,048,666	$(10,260,001)	$368,956,195	$(42,046,505)	4.39%	7.50%

December 31, 2015

Mortgage Loans Held for Investment

	Unpaid			Gross Unrealized (1)			Difference Between Fair Value and Aggregate Unpaid	Weighted Average
	Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Principal Balance	Coupon	Unleveraged Yield

Performing
Fixed	$240,031,119	$(44,650,666)	$195,380,453	$23,626,555	$(2,521,921)	$216,485,087	$(23,546,032)	4.70%	7.59%
ARM	143,625,653	(15,597,990)	128,027,663	5,918,004	(3,126,826)	130,818,841	(12,806,812)	3.63	7.15
Total performing	383,656,772	(60,248,656)	323,408,116	29,544,559	(5,648,747)	347,303,928	(36,352,844)	4.30	7.41
Non-performing (2)	40,100,775	(7,515,130)	32,585,645	990,974	(4,245,960)	29,330,659	(10,770,116)	4.65	7.78
Total	$423,757,547	$(67,763,786)	$355,993,761	$30,535,533	$(9,894,707)	$376,634,587	$(47,122,960)	4.34%	7.45%

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded the following as change in unrealized gain or loss on mortgage loans held for investment in the consolidated statements of operations:

Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
$2,147,861	$(1,086,535)

(2)	Loans that are delinquent for 60 days or more are considered non-performing.

The following table presents the change in accretable yield for the Company's mortgages held for investment which had shown evidence of credit deterioration since origination at the time of purchase for the three month period ended March 31, 2016 and March 31, 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Accretable yield, beginning of period	$247,751,944	$267,509,905
Acquisitions	—	—
Accretion	(6,207,756)	(6,605,967)
Reclassifications from nonaccretable difference	(4,282,052)	(1,686,736)
Accretable yield, end of period	$237,262,136	$259,217,202

Newly originated loans at the time of purchase

During the three months ended March 31, 2016 and March 31, 2015, the Company's acquisition of mortgage loans held for investment which were newly originated at the time of purchase was as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Aggregate Unpaid Principal Balance	$11,382,962	$1,447,319
Loan Repurchase Facilities Used	10,169,242	1,302,587

The following tables present certain information regarding the Company's mortgage loans held for investment, at fair value, at March 31, 2016 and December 31, 2015 which were newly originated at the time of purchase and sourced through the Company’s loan purchase program:

March 31, 2016

	Unpaid			Gross Unrealized (1)			Weighted Average
	Principal Balance	Premium	Amortized Cost	Gains	Losses	Fair Value	Coupon	Unleveraged Yield
Performing
Fixed	$25,079,640	$412,382	$25,492,022	$292,794	$(10,823)	$25,773,993	4.93%	4.78%
ARM	6,224,933	86,651	6,311,584	28,463	—	6,340,047	4.46	4.33
Total Mortgage Loans Held for Investment	$31,304,573	$499,033	$31,803,606	$321,257	$(10,823)	$32,114,040	4.84%	4.69%

December 31, 2015

	Unpaid			Gross Unrealized (1)			Weighted Average
	Principal Balance	Premium	Amortized Cost	Gains	Losses	Fair Value	Coupon	Unleveraged Yield
Performing
Fixed	$17,674,257	$315,860	$17,990,117	$58,069	$(99,486)	$17,948,700	5.05%	4.89%
ARM	3,068,259	44,875	3,113,134	—	(18,280)	3,094,854	4.37	4.25
Total Mortgage Loans Held for Investment	$20,742,516	$360,735	$21,103,251	$58,069	$(117,766)	$21,043,554	4.95%	4.79%

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded the following as change in unrealized gain or loss on mortgage loans held for investment in the consolidated statements of operations:

Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
$370,132	$(5,885)

Concentrations

The Company's mortgage loans held for investment, at fair value consists of mortgage loans on residential real estate located throughout the United States. The following is a summary of certain concentrations of credit risk in the mortgage loan portfolio at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Percentage of fair value of mortgage loans with unpaid principal balance to current property value in excess of 100%	37.8%	44.1%
Percentage of fair value of mortgage loans secured by properties in the following states:

Each representing 10% or more of fair value:
California	26.1%	26.2%
Florida	15.6%	16.1%
Additional state representing more than 5% of fair value:
Georgia	6.1%	6.1%
Percentage of unpaid principal balance of mortgage loans carrying mortgage insurance	8.0%	8.2%

The range of interest rates and contractual maturities of the Company's mortgage loans held for investment at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Interest rates	2.0% - 12.2%	1.75% - 12.20%
Contractual maturities	1 – 45 years	1 - 45 years

REO

Additional information about the Company’s REO assets at March 31, 2016 and December 31, 2015, are as follows:

	March 31, 2016	December 31, 2015
Net realizable value (included in other assets in the Company's consolidated balance sheets)	$2,356,589	$1,784,670
Carrying amount of mortgage loans held for investment, at fair value secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction	11,254,632	5,597,611

6. Mortgage Loans Held for Sale, at Fair Value

During the three months ended March 31, 2016 and March 31, 2015, the Company's mortgage loans held for sale activity was as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Balance at beginning of period	$115,942,230	$97,690,960
Originations and repurchases	435,225,414	451,669,250
Proceeds from sales and principal payments	(456,891,268)	(431,251,708)
Gain on sale	16,583,439	7,920,341
Balance at end of period	$110,859,815	$126,028,843

Mortgage loans held for sale, at fair value at March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016		December 31, 2015
	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Conventional	$67,791,764	$70,195,369	$54,962,904	$56,586,717
Governmental	20,203,875	21,776,355	30,531,301	32,131,354
United States Department of Agriculture loans	10,445,984	11,054,233	16,222,152	17,059,982
United States Department of Veteran Affairs loans	6,809,762	7,284,408	8,922,978	9,314,255
Reverse mortgage	487,666	549,450	754,089	849,922
Total	$105,739,051	$110,859,815	$111,393,424	$115,942,230

7. Real Estate Securities and Other Investment Securities, at Fair Value

The Company's non-Agency RMBS portfolio is not issued or guaranteed by Fannie Mae, Freddie Mac or any other U.S. Government agency or a federally chartered corporation and is therefore subject to additional credit risks.

The following tables present certain information regarding the Company's non-Agency RMBS and Other Investment Securities at March 31, 2016 and December 31, 2015:

March 31, 2016

	Principal or			Gross Unrealized (2)			Weighted Average
	Notional Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Unleveraged Yield
Real estate securities
Non-Agency RMBS:
Alternative – A	$64,387,620	$(37,379,264)	$27,008,356	$618,969	$(1,524,645)	$26,102,680	1.82%	5.19%
Pay option adjustable rate	35,131,326	(6,102,461)	29,028,865	—	(3,487,440)	25,541,425	1.16	4.19
Prime	33,604,620	(4,257,529)	29,347,091	448,354	(866,669)	28,928,776	3.68	5.29
Subprime	10,558,856	(3,847,482)	6,711,374	20,269	(184,518)	6,547,125	0.59	6.81
Total non-Agency RMBS	$143,682,422	$(51,586,736)	$92,095,686	$1,087,592	$(6,063,272)	$87,120,006	2.01%	5.03%
Other Investment Securities (1)	$13,395,816	$17,975	$13,413,791	$77,463	$(613,232)	$12,878,022	4.96%	6.03%

December 31, 2015

	Principal or			Gross Unrealized (2)			Weighted Average
	Notional Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Unleveraged Yield
Real estate securities
Non-Agency RMBS:
Alternative – A	$76,328,172	$(40,150,416)	$36,177,756	$846,318	$(1,025,899)	$35,998,175	2.01%	6.18%
Pay option adjustable rate	42,562,819	(7,480,996)	35,081,823	6,863	(2,879,148)	32,209,538	1.10	5.31
Prime	37,366,079	(4,732,637)	32,633,442	563,311	(714,232)	32,482,521	3.62	5.95
Subprime	12,668,092	(4,039,253)	8,628,839	111,651	(91,443)	8,649,047	0.93	6.63
Total non-Agency RMBS	$168,925,162	$(56,403,302)	$112,521,860	$1,528,143	$(4,710,722)	$109,339,281	2.05%	5.87%
Other Investment Securities (1)	$13,398,851	$(34,264)	$13,364,587	$897	$(561,288)	$12,804,196	4.94%	6.65%

(1)	See Note 2 – Summary of Significant Accounting Policies, “Other Investment Securities".

(2)	The Company has elected the fair value option pursuant to ASC 825 for real estate securities. The Company recorded the changes in unrealized gain or loss in the consolidated statements of operations.

	March 31, 2016		December 31, 2015
	Non-Agency RMBS	Other Investment Securities	Non-Agency RMBS	Other Investment Securities
Notional balance of IO included in Alternative A	$33,668,901	—	$35,042,860	—
Contractual maturities (range)	19.1 to 31.0 years	8.2 to 12.1 years	19.3 to 31.3 years	8.4 to 12.3 years
Weighted average maturity	24.7 years	9.8 years	21.3 years	10.1 years

Actual maturities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and credit losses.

All real estate securities and Other Investment Securities held by the Company at March 31, 2016 and December 31, 2015 were issued by issuers based in the United States.

The Company did not have any realized losses on real estate securities relating to other than temporary impairments for the three months ended March 31, 2016 or March 31, 2015.

 8. Mortgage Servicing Rights, at Fair Value

The Company's MSRs consist of conforming conventional loans sold to Fannie Mae and Freddie Mac or loans securitized in Ginnie Mae securities. Similarly, the government loans serviced by the Company are securitized through Ginnie Mae, whereby the Company is insured against loss by the FHA or partially guaranteed against loss by the VA.

The activity of MSRs for the three months ended March 31, 2016 and March 31, 2015 is as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Balance at beginning of period	$48,209,016	$33,378,978
Additions due to loans sold, servicing retained	4,697,976	3,409,899
Change in fair value of MSRs (1)
Changes in values of market related inputs or assumptions used in a valuation model (2)	(6,609,585)	(2,710,478)
Other changes (3)	(1,444,721)	(714,436)
Total - change in fair value of MSRs	(8,054,306)	(3,424,914)
Balance at end of period	$44,852,686	$33,363,963

(1)	Included in change in fair value of MSRs in the Company's consolidated statements of operations.

(2)	Primarily reflects changes in values of prepayment assumptions due to changes in interest rates.

(3)	Represents change in value primarily due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid off or paid down during the period.

The Company's MSR portfolio at March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016		December 31, 2015
	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Fannie Mae	$1,943,871,922	$18,994,424	$1,880,177,827	$20,751,648
Ginnie Mae	1,561,234,153	16,871,814	1,488,159,758	18,231,527
Freddie Mac	924,415,193	8,986,448	805,589,808	9,225,841
Total	$4,429,521,268	$44,852,686	$4,173,927,393	$48,209,016

The following is a quantitative summary of key input assumptions and their related impact on the estimated fair value of the MSRs from adverse changes in those assumptions (weighted averages are based upon unpaid principal balance) at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Discount rate:
Range	6.6% - 12.2%	6.6%-12.2%
Weighted average	9.4%	9.4%

Effect on fair value of adverse change of:
5%	$(816,293)	$(958,786)
10%	$(1,604,489)	$(1,881,870)
20%	$(3,101,957)	$(3,628,281)

Prepayment speed (1) :
Range	8.2% - 14.6%	7.0%-12.0%
Weighted average	11.3%	9.3%

Effect on fair value of adverse change of:
5%	$(1,014,616)	$(938,584)
10%	$(1,944,772)	$(1,756,195)
20%	$(3,758,628)	$(3,428,890)

Per-loan annual cost of servicing:
Range	$63 - $118	$64-$119
Weighted average	$91	$92

Effect on fair value of adverse change of:
5%	$(520,707)	$(547,228)
10%	$(1,041,414)	$(1,094,455)
20%	$(2,082,827)	$(2,188,910)

(1)	Prepayment speed is measured using CPR.

	Three Months Ended
	March 31, 2016	March 31, 2015
The amount of total losses for the three months ended included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(6,609,585)	$(2,710,478)

The Company contracts with licensed sub-servicers to perform all servicing functions for these loans. The following table presents the loan servicing fee income, net of direct costs, for the three months ended March 31, 2016 and March 31, 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Loan servicing fee income	$3,166,264	$2,384,402
Late fee income	86	35
Sub-servicing costs	(1,112,554)	(747,338)
Loan servicing fee income, net of direct costs	$2,053,796	$1,637,099

9. Warehouse Lines of Credit

At March 31, 2016 and December 31, 2015, the Company had two warehouse lines of credit and two master repurchase agreements, each with different lenders, which provide financing for the Company's origination of mortgage loans held for sale in its residential mortgage banking segment.

The warehouse lines of credit and repurchase agreements bear interest at a rate that has historically moved in close relationship to LIBOR. The agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. The Company was in compliance with all significant debt covenants at March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and March 31, 2015.

The following tables present certain information regarding the Company's warehouse lines of credit and repurchase agreements in its residential mortgage banking segment at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Availability	$185,000,000	$185,000,000
Maturity dates	June 2016 – November 2016	June 2016 – November 2016

These obligations are secured by mortgage loans held for sale, at fair value and also fully guaranteed by the Company. The Company expects to renew the warehouse lines of credit at similar terms in the ordinary course of business as the facilities mature.

10. Treasury Securities Repurchase Agreement

On March 29, 2016, the Company purchased Treasury securities with a principal balance of $40,000,000 for a purchase price of $39,973,422. The Treasury securities are non-interest bearing and mature on June 30, 2016. In connection with the purchase, the Company executed a repurchase agreement with a counterparty (the “Treasury Security Repo”). The repurchase agreement bears interest at a fixed annual rate of 0.58% and matured on April 29, 2016. At maturity, the Company renewed the repurchase agreement (see Note 25). The Treasury securities are reported as cash equivalents in accordance with the Company’s accounting policies.

11. Loan Repurchase Facilities

At March 31, 2016 and December 31, 2015, the Company had the following outstanding master repurchase agreements with Citibank, N.A. (the "Citi Loan Repurchase Facility") and Credit Suisse First Boston Mortgage Capital LLC (the "Credit Suisse Loan Repurchase Facility") (collectively, the "Loan Repurchase Facilities") used to fund the purchase of mortgage loans held for investment in its residential mortgage investments segment:

	March 31, 2016		December 31, 2015
	Citibank, N.A Distressed and	Credit Suisse First Boston Mortgage Capital LLC	Citibank, N.A Distressed and	Credit Suisse First Boston Mortgage Capital LLC
Lender Collateral type funded by facility	Re- Performing Loans	Newly Originated Loans	Re- Performing Loans	Newly Originated Loans
Total facility size	$325,000,000	$100,000,000	$325,000,000	$100,000,000
Amount committed	$150,000,000	$25,000,000	$150,000,000	$25,000,000
Maturity date	May 20, 2016	June 27, 2016	May 20, 2016	June 27, 2016
Outstanding balance	$272,199,827	$25,192,310	$279,467,573	$17,321,757

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

The Company pledges cash and certain of its Trust Certificates as collateral under the Loan Repurchase Facilities. The amounts available to be borrowed are dependent upon the fair value of the Trust Certificates pledged as collateral, which fluctuates with changes in interest rates, type of underlying mortgage loans and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in the fair value of pledged Trust Certificates, the lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. At March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and March 31, 2015, the Company has met all margin call requirements related to any outstanding balances under its Loan Repurchase Facilities.

The following table presents information with respect to the Company's posting of collateral under its Loan Repurchase Facilities at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Fair value of Trust Certificates pledged as collateral	$400,185,981	$394,942,512
Cash pledged as collateral	20,886	375,579

The agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth and maximum debt to net worth ratio, as defined in the agreements. The Company was in compliance with all significant debt covenants as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and March 31, 2015.

The maturity dates of the Loan Repurchase Facilities were extended subsequent to March 31, 2016 (see Note 25).

12. Securities Repurchase Agreements

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

The Company has master repurchase agreements with four financial institutions at March 31, 2016 and December 31, 2015.

Although securities repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the fair value of pledged assets would require the Company to provide additional collateral or cash to fund margin calls.

The Company pledges cash and certain of its non-Agency RMBS and Other Investment Securities as collateral under these securities repurchase agreements. The amounts available to be borrowed are dependent upon the fair value of the RMBS and Other Investment Securities pledged as collateral, which fluctuates with changes in interest rates, type of securities and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in the fair value of pledged RMBS and Other Investment Securities, the lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and March 31, 2015, the Company has met all margin call requirements under its securities repurchase agreements.

The following table presents information with respect to the Company's posting of collateral under its securities repurchase agreements at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Fair value of non-Agency RMBS pledged as collateral	$78,795,777	$95,627,850
Fair value of Other Investment Securities pledged as collateral	2,033,403	1,989,174
Cash pledged as collateral	1,989,775	2,029,581

13. 8.0% Exchangeable Senior Notes due 2016

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

The Exchangeable Senior Notes are exchangeable for shares of the Company's common stock or, to the extent necessary to satisfy New York Stock Exchange (“NYSE”) listing requirements, cash, at the applicable exchange rate at any time prior to the close of business on the scheduled trading day prior to November 15, 2016 (the "Maturity Date"). The Company may not elect to issue shares of common stock upon exchange of the Exchangeable Senior Notes to the extent such election would result in the issuance of 20% or more of the common stock outstanding immediately prior to the issuance of the Exchangeable Senior Notes (or 1,779,560 or more shares).

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

The Company does not have the right to redeem the Exchangeable Senior Notes prior to the Maturity Date, except to the extent necessary to preserve its qualification as a REIT for U.S. federal income tax purposes. No sinking fund is provided for the Exchangeable Senior Notes. In addition, if the Company undergoes certain corporate events that constitute a "fundamental change," the holders of the Exchangeable Senior Notes may require the Company to repurchase for cash all or part of their Exchangeable Senior Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. If the Mergers do not close, the Company intends to sell assets and use the proceeds to settle the obligation.

The Exchangeable Senior Notes bear interest at a rate of 8.0% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2014. The effective interest rate of the Exchangeable Senior Notes, which is equal to the stated rate of 8.0% plus the amortization of the original issue discount and associated costs, is 10.2%.

The following table presents information with respect to the Exchangeable Senior Notes at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Fair value of conversion option derivative liability	$547,457	$612,878
Unamortized discount	715,758	990,954

14. Derivative Instruments

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

Other

Conversion Option – Exchangeable Senior Notes

Changes in the fair value of the conversion option derivative related to the Exchangeable Senior Notes are recorded through earnings.

Derivative Instruments

The following table presents certain information related to derivative instruments held at March 31, 2016 and December 31, 2015:

Non-hedge derivatives	March 31, 2016	December 31, 2015
Notional amount of interest rate swaps	$17,200,000	$17,200,000
LPCs (Principal balance of underlying loans)	19,955,150	18,494,332
IRLCs (Principal balance of underlying loans)	243,381,890	190,933,017
Notional amount of MBS forward sales contracts	242,701,243	179,417,280

The notional amount is not representative of the maximum exposure to the Company.

The following table presents the fair value of the Company's derivative instruments and their balance sheet location at March 31, 2016 and December 31, 2015:

Derivative instruments	Designation	Balance Sheet Location	March 31, 2016	December 31, 2015
Interest rate swaps	Non-hedge	Derivative liabilities, at fair value	$(1,641,200)	$(1,009,014)

LPCs	Non-hedge	Derivative assets (liabilities), at fair value	22,592	(9,871)

IRLCs	Non-hedge	Derivative assets, at fair value	4,017,540	2,376,187

MBS forward sales contracts	Non-hedge	Derivative liabilities, at fair value	(1,546,366)	(200,204)

Conversion Option - Exchangeable Senior Notes	Non-hedge	Derivative liabilities, at fair value	(547,457)	(612,878)

At March 31, 2016 and December 31, 2015, no credit valuation adjustment was made in determining the fair value of the interest rate swaption or interest rate swaps.

The following table presents the gains and (losses) related to Company's derivative instruments:

	Income Statement	Three Months Ended
Non-hedge derivatives	Location	March 31, 2016	March 31, 2015
Interest rate swaps	Loss on derivative instruments related to investment portfolio	$(774,152)	$(451,439)

LPCs	Loss on derivative instruments related to investment portfolio	32,463	23,822

IRLCs	Mortgage banking activities, net	1,641,353	1,936,514

MBS forward sales contracts	Mortgage banking activities, net	(1,346,162)	(638,711)

Conversion Option - Exchangeable Senior Notes	Loss on derivative instruments related to investment portfolio	65,421	(479,473)

Interest Rate Swaps

 The following table presents information about the Company's interest rate swap agreements at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Maturity	2023	2023
Notional Amount	$17,200,000	$17,200,000
Weighted Average Pay Rate	2.72%	2.72%
Weighted Average Receive Rate	0.39%	0.33%
Weighted Average Years to Maturity	7.3	7.6
Cash Pledged as Collateral (1)	$2,149,413	$1,966,565

(1)	At March 31, 2016 and December 31, 2015 all collateral provided under the interest rate swap agreements consisted of cash collateral which is included in restricted cash in the Company's consolidated balance sheets.

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

15. Mortgage Banking Activities

The following table presents the components of mortgage banking activities, net, recorded in the Company's consolidated statements of operations for the three months ended March 31, 2016 and March 31, 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Gain on sale of mortgage loans held for sale, net of direct costs (1)	$11,533,909	$10,956,258
Loan expenses, including provision for loan indemnification	(197,220)	(192,866)
Loan origination fee income	316,225	388,997
Total	$11,652,914	$11,152,389

(1)	Includes the change in fair value related to IRLCs and MBS forward sales contracts held during the period.

16. Loan Indemnification Reserve

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

The activity for the loan indemnification reserve for the three months ended March 31, 2016 and March 31, 2015 is as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Balance at the beginning of period	$3,201,000	$2,662,162
Loan indemnification losses incurred	—	(42,356)
Provision for loan indemnification losses	173,373	180,163
Balance at end of period	$3,374,373	$2,799,969

 Because of the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. At March 31, 2016 and December 31, 2015, the reasonably possible loss above the recorded loan indemnification reserve was not considered material.

17. Income Taxes

For the three months ended March 31, 2016 and the years ended December 31, 2011 through December 31, 2015, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders and does not engage in prohibited transactions. The majority of States also recognize the Company’s REIT status.

The Company has separately made joint elections with three of its subsidiaries, ZFC Funding, Inc., ZFC Trust TRS I, LLC and ZFC Honeybee TRS, LLC to treat such subsidiaries as TRS entities. The Company’s TRS entities file separate tax returns and are taxed as standalone C-Corporations for U.S. income tax purposes.

The Company recorded income tax benefit of $1,603,235 and $145,529 for the three month period ended March 31, 2016 and March 31, 2015 respectively solely related to U.S. federal, state and local income taxes on activity in its ZFC Honeybee TRS, LLC subsidiary.

The following is a reconciliation of the statutory federal and state rates to the effective rates for the three months ended March 31, 2016 and March 31, 2015:

 Reconciliation of Statutory Tax Rate to Effective Tax Rate

	Three Months Ended
	March 31, 2016	March 31, 2015
Tax expense/(benefit) at statutory rate	(34.00)%	35.00%
State and local taxes, net of Federal Benefit	(4.09)%	(10.97)%
Impact of REIT election (1)	6.26%	(109.68)%
Change in valuation allowance (2)	(0.74)%	31.82%
Other non-deductible/non-taxable items (3)	0.37%	0.27%
Effective Tax Rate	(32.20)%	(53.56)%

(1)	For all tax years, the Company’s effective tax rate differs from its statutory tax rate due to the deduction for dividend distributions required to be paid under Code section 857(a).

(2)	For the three months ended March 31, 2016 and March 31, 2015, the change in valuation allowance relates to the change in reserve related to net operating losses and other future deductible items for ZFC Trust TRS I, LLC and ZFC Funding, Inc.

(3)	For the three months ended March 31, 2016 and March 31, 2015, the amount primarily relates to non-deductible meals and entertainment expenses.

At March 31, 2016, the Company had a net deferred tax liability of $1,961,243 related to unrealized gains and other temporary differences related to activity in ZFC Honeybee TRS, LLC subsidiary.

18. Earnings Per Share

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share:

	Three Months Ended
	March 31, 2016	March 31, 2015
Numerator:
Net (loss)/ income attributable to ZAIS Financial Corp. common stockholders (Basic)	$(3,038,748)	$373,780
Effect of dilutive securities:
Net (loss)/ income allocated to non-controlling interests relating to OP Units exchangeable for shares of common stock of the Company	(337,446)	43,466
Exchangeable Senior Notes:
Interest expense	—	—
Gain on conversion option derivative liability	—	—
Total – Exchangeable Senior Notes	—	—
Net (loss)/ income available to stockholders, after effect of dilutive securities	$(3,376,194)	$417,246

Denominator:
Weighted average number of shares of common stock	7,970,886	7,970,886
Effect of dilutive securities:
Weighted average number of OP Units	926,914	926,914
Weighted average number of shares convertible under Exchangeable Senior Notes	—	—
Diluted weighted average shares outstanding	8,897,800	8,897,800
Net (loss) income per share applicable to ZAIS Financial Corp. common stockholders – Basic	$(0.38)	$0.05
Net (loss) income per share applicable to ZAIS Financial Corp. common stockholders – Diluted	$(0.38)	$0.05

For purposes of computing diluted earnings per share, the Company assumes the conversion of OP Units and the Exchangeable Senior Notes to shares of common stock unless the effect is anti-dilutive. The dilutive effect of OP Units, if any, is computed assuming all units are converted to common stock. The dilutive effect of the Exchangeable Senior Notes, if any, is computed assuming shares converted are limited to 1,779,560 pursuant to NYSE restrictions.

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

The Company incurred the following fees pursuant to the Investment Advisory Agreement:

	Three Months Ended
	March 31, 2016	March 31, 2015
Advisory fees	$710,563	$702,755
Loan sourcing fees	56,915	8,045
Total – Advisory fees – related party	$767,478	$710,800

Such amounts are included in "Advisory fee – related party" in the Company's consolidated statements of operations.

The Company incurred the following Expense Reimbursements for amounts incurred by the Advisor for research and market data (including the amortization expense related to amounts prepaid to the Advisor):

	Three Months Ended
	March 31, 2016	March 31, 2015
Expense Reimbursements	$283,688	$101,439

Such amounts are included in operating expenses in the Company's consolidated statements of operations.

Amounts payable to the Advisor for advisory fees, loan sourcing fees and Expense Reimbursements at March 31, 2016 and December 31, 2015 are as follows:

March 31, 2016	December 31, 2015
$875,720	$867,415

Such amounts were included in accounts payable and other liabilities in the Company's consolidated balance sheets.

Other

GMFS received the following sub-lease income related to a portion of its office space (see Note 21) from a related party:

Three Months Ended
March 31, 2016	March 31, 2015
$5,400	$4,800

Such amounts are included in other income in the Company's consolidated statements of operations.

20. Dividends and Distributions

During the three months ended March 31, 2016 and March 31, 2015 the Company declared the following dividends and distributions:

Declaration Date	Record Date	Payment Date	Amount per Share and OP Unit
Three months ended March 31, 2016:
March 17, 2016	March 31, 2016	April 15, 2016	$0.40

Three months ended March 31, 2015:
March 19, 2015	March 31, 2015	April 15, 2015	$0.40

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

Although the Company has established a loan indemnification reserve for potential losses related to loan sale representations and warranties with a corresponding provision recorded for loan losses (see Note 16), due to the limited information available at this stage of the matter, the Company is not able to determine the likelihood of the outcome or estimate an amount of loss or range of losses.

The Company believes that any losses in excess of the loan indemnification reserve will be recovered by the Company as either a reduction of total contingent consideration owed under the GMFS Merger Agreement given the indemnification provisions in the GMFS Merger Agreement or by withdrawing funds from an escrow account established by the sellers at the time of the acquisition (as of March 31, 2016, the balance in the escrow account was $4,005,732). The Company has delayed the first year installment payment of the contingent consideration (see Note 3).

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

Management is not aware of any other contingencies that would require accrual or disclosure in the consolidated financial statements at March 31, 2016 and December 31, 2015.

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

Total commitments to originate loans are as follows at March 31, 2016 and December 31, 2015:

March 31, 2016	December 31, 2015
$265,054,976	$216,072,457

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

Three Months Ended
March 31, 2016	March 31, 2015
$237,391	$182,987

Such amounts are included in operating expenses in the Company's consolidated statements of operations.

GMFS sub-leases a portion of its office space and furniture and fixtures contained therein to a related party (see Note 19).

At March 31, 2016, the future minimum rental payments for the period April 1, 2016 to December 31, 2016 and the five years subsequent to December 31, 2016 and thereafter are as follows:

April 1, 2016 – December 31, 2016	$720,626
2017	$812,919
2018	$680,366
2019	$128,358
2020	$—
Thereafter	$—

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

The Company's deposits with financial institutions may exceed federally insurable limits of $250,000 per institution. The Company mitigates this risk by depositing funds with major financial institutions. At March 31, 2016 and December 31, 2015, a portion of the Company's operating cash was held with two custodians and three other financial institutions. The Company also maintains separate cash accounts with each of its warehouse lenders at March 31, 2016 and December 31, 2015. There is no guarantee that these custodians or other financial institutions will not become insolvent. While there are certain regulations that seek to protect customer property in the event of a failure, insolvency or liquidation of a custodian, there is no certainty that the Company would not incur losses due to its assets being unavailable for a period of time in the event of a failure of a custodian that has custody of the Company's assets. Although management monitors the credit worthiness of its custodians, such losses could be significant and could materially impair the ability of the Company to achieve its investment objective.

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

23. Offsetting Assets and Liabilities

The following table presents information about certain liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset in the Company's consolidated balance sheets at March 31, 2016 and December 31, 2015:

			Net Amounts of
			Liabilities
		Gross Amounts	Presented in	Gross Amounts Not Offset in the
	Gross Amounts	Offset in the	the	Consolidated Balance Sheets
	of Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Liabilities	Balance Sheets	Balance Sheets	Instruments	Pledged	Net Amount
March 31, 2016
Warehouse lines of credit	$101,478,055	$—	$101,478,055	$(101,478,055)	$—	$—
Treasury repurchase agreement	39,574,000	—	39,574,000	(39,574,000)	—
Loan Repurchase Facilities	297,392,137	—	297,392,137	(297,371,251)	(20,886)	—
Securities repurchase agreements	60,800,779	—	60,800,779	(58,811,004)	(1,989,775)	—
Interest rate swap agreements	1,641,200	—	1,641,200	—	(1,641,200)	—
Total	$500,886,171	$—	$500,886,171	$(497,234,310)	$(3,651,861)	$—

December 31, 2015
Warehouse lines of credit	$100,768,428	$—	$100,768,428	$(100,768,428)	$—	$—
Loan Repurchase Facilities	296,789,330	—	296,789,330	(296,413,751)	(375,579	—
Securities repurchase agreements	73,300,159	—	73,300,159	(71,270,578)	(2,029,581)	—
Interest rate swap agreements	1,009,014	—	1,009,014	—	(1,009,014)	—
Total	$471,866,931	$—	$471,866,931	$(468,452,757)	$(3,414,174)	$—

The Company did not have any assets that are subject to master netting arrangements which can potentially be offset in the Company's consolidated balance sheets at March 31, 2016 or December 31, 2015.

24. Segment Information

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

Since the operations of GMFS are conducted in ZFC Honeybee TRS, LLC, an indirect subsidiary of the Company, the residential mortgage banking segment includes the operations of GMFS, which originates mortgage loans for subsequent sale as either servicing retained or released, and expenses incurred by ZFC Honeybee TRS, LLC.

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

The Company's segment profit and loss information is as follows:

Three Months Ended March 31, 2016:	Residential Mortgage Investments	Residential Mortgage Banking	Corporate/Other	Total
Interest income	$7,930,953	$773,963	$—	$8,704,916
Interest expense	2,781,246	551,820	1,464,211	4,797,277
Net interest income (expense)	5,149,707	222,143	(1,464,211)	3,907,639
Non-interest income	—	5,664,864	—	5,664,864
Change in unrealized gain or loss	682,748	—	5,941	688,689
Realized loss	(186,034)	—	—	(186,034)
Loss on derivative instruments	(676,268)	—	—	(676,268)
Advisory fee – related party	324,939	113,122	329,417	767,478
Salaries, commissions and benefits	—	7,966,092	—	7,966,092
Operating expenses	358,332	1,715,793	966,759	3,040,884
Other Expenses:
Expenses	380,161	—	1,991,274	2,371,435
Depreciation and amortization	—	232,430	—	232,430
Total other expenses	380,161	232,430	1,991,274	2,603,865
Net income (loss) before income taxes	3,906,721	(4,140,430)	(4,745,720)	(4,979,429)
Income tax benefit	—	(1,603,235)	—	(1,603,235)
Segment net income (loss)	$3,906,721	$(2,537,195)	$(4,745,720)	$(3,376,194)

Three Months Ended March 31, 2015:	Residential Mortgage Investments	Residential Mortgage Banking	Corporate/Other	Total
Interest income	$9,079,165	$608,232	$—	$9,687,397
Interest expense	2,755,445	553,359	1,436,673	4,745,477
Net interest income (expense)	6,323,720	54,873	(1,436,673)	4,941,920
Non-interest income	—	9,376,430	—	9,376,430
Change in unrealized gain or loss	(1,139,426)	—	—	(1,139,426)
Realized gain	164,788	—	—	164,788
Loss on derivative instruments	(907,090)	—	—	(907,090)
Advisory fee – related party	328,966	128,836	252,998	710,800
Salaries, commissions and benefits	—	7,399,258	—	7,399,258
Operating expenses	47,395	1,990,288	881,965	2,919,648
Other Expenses:
Expenses	858,452	49,324	—	907,776
Depreciation and amortization	—	227,423	—	227,423
Total other expenses	858,452	276,747	—	1,135,199
Net income (loss) before income taxes	3,207,179	(363,826)	(2,571,636)	271,717
Income tax benefit	—	(145,529)	—	(145,529)
Segment net income (loss)	$3,207,179	$(218,297)	$(2,571,636)	$417,246

The following table is a reconciliation of the net income of the residential mortgage banking segment to the operations of GMFS:

	Three Months Ended
	March 31, 2016	March 31, 2015
Net loss of the residential mortgage banking segment	$(2,537,195)	$(218,297)
Add back (deduct) expenses incurred by ZFC
Honeybee TRS, LLC:
Advisory fee – related party	113,122	128,836
Amortization of deferred premiums, production and profitability earn-outs included in salaries, commission and benefits	189,000	269,367
Operating expenses (including change in contingent consideration)	170,900	732,024
Other expenses	197,085	246,409
Income tax benefit	(1,603,235)	(145,529)
Net (loss) income of GMFS	$(3,470,323)	$1,012,810

Supplemental Disclosures

 Selected segment balance sheet information is as follows:

	Residential Mortgage Investments	Residential Mortgage Banking	Corporate/Other	Total
March 31, 2016
Cash and cash equivalents	$56,160,193	$10,440,033	$4,587	$66,604,813
Mortgage loans held for investment, at fair value	32,114,043	—	—	32,114,043
Mortgage loans held for sale previously held for investment, at fair value	368,956,195	—	—	368,956,195
Mortgage loans held for investment, at cost	—	1,879,254	—	1,879,254
Mortgage loans held for sale, at fair value	—	110,859,815	—	110,859,815
Real estate securities, at fair value	87,120,006	—	—	87,120,006
Other investment securities, at fair value	12,878,022	—	—	12,878,022
Mortgage servicing rights, at fair value	—	44,852,686	—	44,852,686
Goodwill	—	14,183,537	—	14,183,537
Intangible assets	—	4,683,185	—	4,683,185
Total assets	568,284,662	232,988,961	1,396,945	802,670,568

December 31, 2015
Cash and cash equivalents	$15,082,286	$5,702,608	$9,362	$20,793,716
Mortgage loans held for investment, at fair value	397,678,140	—	—	397,678,140
Mortgage loans held for investment, at cost	—	1,886,642	—	1,886,642
Mortgage loans held for sale, at fair value	—	115,942,230	—	115,942,230
Real estate securities, at fair value	109,339,281	—	—	109,339,281
Other investment securities, at fair value	12,804,196	—	—	12,804,196
Mortgage servicing rights, at fair value	—	48,209,016	—	48,209,016
Goodwill	—	14,183,537	—	14,183,537
Intangible assets	—	4,880,270	—	4,880,270
Total assets	542,396,756	232,450,793	291,372	775,138,921

25. Subsequent Events

See Note 1 - Formation and Organization for disclosures relating to the Sutherland Merger Agreement.

On April 6, 2016, the Company, Company Operating Partnership, the Advisor, Sutherland and certain subsidiaries of the Company entered into a termination agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, effective upon the closing of the Mergers, the existing advisory agreement between the Company, the Advisor, Company Operating Partnership and the Company’s subsidiaries would be terminated and the Company would pay the Advisor a termination fee in the amount of $8,000,000. In the event that the Sutherland Merger Agreement is terminated prior to the consummation of the Mergers, the Termination Agreement will automatically terminate and be of no further effect.

Additionally, on April 6, 2016, the Company, the Operating Partnership, certain subsidiaries of the Company, Sutherland, and Waterfall Asset Management, LLC (“Waterfall”) entered into a management agreement , as amended as of May 9, 2016 (the “Sutherland Management Agreement”), and the Company and Waterfall entered into a related Side-Letter Agreement (the “Side Letter”). Pursuant to the Sutherland Management Agreement and the Side Letter, effective upon the closing of the Mergers, the Company will retain Waterfall to provide investment advisory services to the Company on the terms and conditions set forth in the Sutherland Management Agreement. In exchange for services provided, the Company will pay Waterfall a management fee and the Operating Partnership will issue Waterfall a newly authorized special limited partnership unit entitling Waterfall to an incentive fee under the terms of the Sutherland Management Agreement. The Sutherland Management Agreement has an initial term of three years, after which it will renew automatically for additional one year terms. In the event that the Merger Agreement is terminated prior to the consummation of the Mergers, the Sutherland Management Agreement and the Side Letter will automatically terminate and be of no further effect.

On April 28, 2016 the Company renewed the Treasury Security Repo. The new agreement bears interest at an annual rate of 0.54% and matures on June 30, 2016.

On May 6, 2016, the maturity date of the Citi Loan Repurchase Facility was extended to June 3, 2016. This facility is secured by the Company's mortgage loans held for sale previously held for investment and will be settled upon the sale of these loans. The sales are expected to close in the second quarter of 2016.

Additionally, on May 6, 2016, the maturity date of the Credit Suisse Loan Repurchase Facility was extended to September 30, 2016 and the facility size was reduced to $36,000,000.

Item 1A. Forward-Looking Statements

ZAIS Financial Corp. (the "Company") makes forward-looking statements in this quarterly report on Form 10-Q within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company's control. These forward-looking statements include information about possible or assumed future results of the Company's business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "could," "would," "may," "potential" or the negative of these terms or other comparable terminology, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	the Company's investment objectives and business strategy;

•	the consummation of the strategic combination with Sutherland Asset Management Corporation (“Sutherland”);

•	the Company's ability to obtain future financing arrangements, and to extend existing arrangements in light of the planned combination with Sutherland Asset Management Corporation;

•	the Company's expected leverage;

•	the Company's expected investments;

•	the GMFS, LLC ("GMFS") transaction;

•	The HF2 Financial Management Inc. ("HF2 Financial") transaction;

•	estimates or statements relating to, and the Company's ability to make, future distributions;

•	the Company's ability to compete in the marketplace;

•	the Company's ability to originate or acquire the assets it targets and achieve risk-adjusted returns;

•	the Company's ability to borrow funds at favorable rates;

•	market, industry and economic trends;

•	recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System, the Federal Depositary Insurance Corporation, the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Government National Mortgage Association ("Ginnie Mae") and the U.S. Securities and Exchange Commission ("SEC");

•	mortgage loan modification programs and future legislative actions;

•	the Company's ability to maintain its qualification as a real estate investment trust ("REIT");

•	the Company's ability to maintain its exemption from qualification under the Investment Company Act of 1940, as amended (the "1940 Act");

•	projected capital and operating expenditures;

•	availability of qualified personnel;

•	prepayment rates; and

•	projected default rates.

The Company's beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company or are within its control, including:

•	the factors referenced in the Company's annual report on Form 10-K, including those set forth under Item 1, "Business" and Item 1A, "Risk Factors" therein and the factors described herein under this heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the heading "Quantitative and Qualitative Disclosures about Market Risk";

•	the risk that the Mergers (as defined below) will not be consummated within the expected time period or at all;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Sutherland Merger Agreement (as defined below);

•	the inability to obtain stockholder approvals relating to the Mergers or the failure to satisfy the other conditions to completion of the Mergers;

•	fluctuations in the adjusted book value per share of the shares of both the Company and Sutherland;

•	risks related to disruption of management's attention from the ongoing business operations due to the proposed Mergers;

•	the effect of the announcement of the proposed Mergers on the Company's operating results and business generally;

•	the outcome of any legal proceedings relating to the Mergers;

•	general volatility of the capital markets;

•	changes in the Company's investment objectives and business strategy;

•	the availability, terms and deployment of capital;

•	the availability of suitable investment opportunities;

•	the Company's dependence on its external advisor, ZAIS REIT Management, LLC (the "Advisor"), and the Company's ability to find a suitable replacement if the Company or the Advisor were to terminate the investment advisory agreement the Company has entered into with the Advisor;

•	changes in the Company's assets, interest rates or the general economy;

•	increased rates of default and/or decreased recovery rates on the Company's investments;

•	changes in interest rates, interest rate spreads, the yield curve or prepayment rates; changes in prepayments of the Company's assets;

•	limitations on the Company's business as a result of its qualification as a REIT; and

•	the degree and nature of the Company's competition, including competition for residential mortgage-backed securities ("RMBS"), loans or its other target assets.

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

Overview

The Company invests in residential mortgage loans. GMFS, a mortgage banking platform the Company acquired in October 2014, originates, sells and services residential mortgage loans and the Company acquires performing, re-performing and newly originated loans through other channels. The Company also invests in, finances and manages RMBS that are not issued or guaranteed by a federally chartered corporation, such as Fannie Mae, Freddie Mac or an agency of the U.S. Government, such as Ginnie Mae, ("non-Agency RMBS") with an emphasis on securities that, when originally issued, were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations and mortgage servicing rights ("MSRs"). The Company also has the discretion to invest in RMBS that are issued or guaranteed by a federally chartered corporation or a U.S. Government agency ("Agency RMBS"), including through To-Be-Announced ("TBA") contracts, and in other real estate-related and financial assets, such as interest only strips created from RMBS ("IOs"). The Company refers collectively to the assets it targets as its “target assets”.

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

The Company was incorporated in Maryland on May 24, 2011 and has elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2011. The Company is organized in a format pursuant to which it serves as the general partner of, and conducts substantially all of its business through ZAIS Financial Partners, L.P. (the “Company Operating Partnership” or the “Operating Partnership”). The Company is externally managed by the Advisor, a subsidiary of ZAIS Group LLC (“ZAIS”), and has no employees other than those employed by GMFS, its wholly-owned subsidiary. GMFS had 243 employees at March 31, 2016. The Company also expects to operate its business so that it is not required to register as an investment company under the 1940 Act.

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

Definitive Merger Agreement

As described in greater detail in the Company’s current reports on Form 8-K filed on April 7, 2016 and on May 9, 2016, the Company entered into a definitive merger agreement on April 6, 2016 , as amended on May 9, 2016 (the “Sutherland Merger Agreement”) pursuant to which the Company will combine with Sutherland, a privately held commercial mortgage REIT. In the transactions described in the Sutherland Merger Agreement (the “Mergers”), the Company’s stockholders will continue to be stockholders of the surviving corporation and will be eligible to receive cash of up to $64.3 million in a tender offer to be made by the Company following stockholder approval of the transaction. Pursuant to the terms of the Sutherland Merger Agreement, Sutherland stockholders will receive newly issued shares of the Company’s common stock, and holders of Sutherland operating partnership units will receive operating partnership units in the Company Operating Partnership, which will be the surviving operating partnership. Following the Mergers, the combined entity will be renamed Sutherland Asset Management Corporation, and its shares will continue to be listed on the New York Stock Exchange (“NYSE”) under the symbol SLD. Following the Mergers, the Company will be externally managed by Waterfall Asset Management, LLC (“Waterfall”), Sutherland’s current external manager. Upon the effective time of Mergers, expected in the third quarter of 2016, the Company’s board of directors will increase the number of directors to six members, which will consist of the current directors of Sutherland and may include one of the Company’s current directors, and the resignations of the Company’s other directors will become effective. For additional details related to the Mergers, including the closing conditions, please refer to the Company’s Forms 8-K filed with the Securities and Exchange Commission on April 7, 2016 and on May 9, 2016 and "Item 13. Certain Relationships and Related Party Transactions and Director Independence—Conflicts of Interest and Related Party Transactions—Sutherland Management Agreement" in the Company’s report on Form 10-K/A filed on April 29, 2016. The Company does not intend to disclose further developments until the merger transaction is complete.

The Sutherland Merger Agreement has been approved by both companies' boards of directors and is subject to the approval of both companies' stockholders. The completion of the Mergers is subject to the satisfaction of certain other customary conditions, including the commencement and completion or withdrawal of the tender offer described above, the consummation of the sale of the Company’s whole mortgage loan portfolio, receipt of regulatory approvals relating to the issuance of the Company’s common stock, the delivery of certain documents and consents, the representations and warranties of the parties being true and correct, subject to the materiality standards contained in the Sutherland Merger Agreement, and the absence of a material adverse effect with respect to either Sutherland or the Company. The Company expects the transaction to close in the third quarter of 2016.

On April 6, 2016, the Company, Company Operating Partnership, the Advisor, Sutherland and certain subsidiaries of the Company entered into a termination agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, effective upon the closing of the Mergers, the existing advisory agreement between the Company, the Advisor, Company Operating Partnership and the Company’s subsidiaries would be terminated and the Company would pay the Advisor a termination fee in the amount of $8,000,000. In the event that the Sutherland Merger Agreement is terminated prior to the consummation of the Mergers, the Termination Agreement will automatically terminate and be of no further effect.

Additionally, on April 6, 2016, the Company, the Operating Partnership, certain subsidiaries of the Company, Sutherland, and Waterfall entered into a management agreement, as amended on May 9, 2016 (the “Sutherland Management Agreement”), and the Company and Waterfall entered into a related Side-Letter Agreement (the “Side Letter”). Pursuant to the Sutherland Management Agreement and the Side Letter, effective upon the closing of the Mergers, the Company will retain Waterfall to provide investment advisory services to the Company on the terms and conditions set forth in the Sutherland Management Agreement. In exchange for services provided, the Company will pay Waterfall a management fee and the Operating Partnership will issue Waterfall a newly authorized special limited partnership unit entitling Waterfall to an incentive fee under the terms of the Sutherland Management Agreement. The Sutherland Management Agreement has an initial term of three years, after which it will renew automatically for additional one year terms. In the event that the Merger Agreement is terminated prior to the consummation of the Mergers, the Sutherland Management Agreement and the Side Letter will automatically terminate and be of no further effect.

In order to reduce market risk in its investment portfolio, prior to entering into the Sutherland Merger Agreement, the Company had begun the process of selling its seasoned, re-performing mortgage loans from its residential mortgage investments segment. The Sutherland Merger Agreement requires the Company to complete the sale of its seasoned, re-performing mortgage loans as a condition to closing of the Mergers. A sale of these mortgage loans is expected to be completed in the second quarter of 2016. If completed, these mortgage loan sales are likely to result in a reduction of the Company’s investment income and, if the Mergers are not completed, may therefore result in a decision to curtail dividends in the future. Additionally, as part of the strategic review, the Company had made the decision to cease the purchase of newly originated residential mortgage loans as part of its mortgage conduit purchase program and began the process of terminating contracts and surrendering governmental licenses relating to the Company’s mortgage conduit business. Consistent with these changes to the Company’s strategy, on March 9, 2016, Brian Hargrave resigned as the Company’s Chief Investment Officer and was succeeded by Christian Zugel, the current Chairman of the Company’s Board of Directors. The Sutherland Merger Agreement requires the Company to complete the process of terminating contracts and surrendering governmental licenses relating to its mortgage conduit business.

In connection with the proposed Mergers, the Company filed a registration statement on Form S-4 with the SEC, that included a preliminary joint proxy statement/prospectus, and will file other relevant documents concerning the proposed Mergers. The registration statement on Form S-4 has not yet been declared effective by the SEC and is subject to revision, some of which may be significant. This report does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval. BEFORE MAKING ANY VOTING OR INVESTMENT DECISION, INVESTORS ARE URGED TO READ THE DEFINITIVE JOINT PROXY STATEMENT/PROSPECTUS AND ANY OTHER DOCUMENTS TO BE FILED WITH THE SEC IN CONNECTION WITH THE PROPOSED MERGERS OR INCORPORATED BY REFERENCE IN THE DEFINITIVE JOINT PROXY STATEMENT/PROSPECTUS BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE COMPANY, SUTHERLAND AND THE PROPOSED MERGER.

GMFS Transaction

Pursuant to the terms of the August 5, 2014 agreement and plan of merger (the “GMFS Merger Agreement”) among ZFC Honeybee TRS, LLC (“Honeybee TRS”), an indirect subsidiary of the Company, ZFC Honeybee Acquisitions, LLC (“Honeybee Acquisitions”), a wholly owned subsidiary of Honeybee TRS, GMFS, and Honeyrep, LLC, solely in its capacity as the security holder representative, Honeybee Acquisitions merged with and into GMFS on October 31, 2014, with GMFS continuing as the surviving entity and an indirect subsidiary of the Company. GMFS is an approved Fannie Mae Seller-Servicer, Freddie Mac Seller-Servicer, Ginnie Mae issuer, Department of Housing and Urban Development / Federal Housing Administration (“FHA”) Mortgagee, U.S. Department of Agriculture (“USDA”) approved originator and U.S. Department of Veterans Affairs (“VA”) Lender. GMFS currently originates loans that are eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, VA and USDA through retail, correspondent and broker channels. GMFS also originates and sells reverse mortgage loans as part of its existing operations.

The final purchase price was approximately $61.2 million, net of approximately $1.7 million received from an escrow account pursuant to the GMFS Merger Agreement, based on the final reconciliation of GMFS's net tangible assets. The net tangible assets at closing were comprised of the estimated fair value of GMFS's MSR portfolio, the estimated value of GMFS's net tangible assets and a purchase price premium. In addition to cash paid at closing, two contingent $1 million deferred premium payments payable in cash over two years, plus potential additional consideration based on future loan production and profits will be payable over a four-year period if certain conditions are met (the “Production and Profitability Earn-Out”). The $2 million of deferred premium payments is contingent on GMFS remaining profitable and retaining certain key employees. The Production and Profitability Earn-Out is dependent on GMFS achieving certain profitability and loan production goals and is capped at $20 million. Up to 50% of the Production and Profitability Earn-Out may be paid in common stock of the Company, at the Company's option. The estimated present value of the total contingent consideration at October 31, 2014 was $11.4 million based on the future production and earnings projections of GMFS over the four-year earn-out period (at March 31, 2016 the contingent consideration liability was $11.5 million; the Company has delayed the first year installment payment of the contingent consideration). The Company funded the closing cash payment through a combination of available cash and the sale of a portion of its non-Agency RMBS portfolio. As discussed above, pursuant to the GMFS Merger Agreement, based on the final reconciliation of the October 31, 2014 values, the Company received approximately $1.7 million in June 2015 from an escrow account established at the time of the closing. The Company recorded a reduction to goodwill in the consolidated balance sheets that included this amount, along with other final closing adjustments. Additionally, in 2016 and 2015, the goodwill and other intangible assets were measured for impairment. The Company determined that it is more likely than not that the carrying amount of these assets are recoverable and therefore, the Company did not recognize any impairment of these assets under accounting principles generally accepted in the United States (“U.S. GAAP”).

Segments

The Company operates in two operating segments: residential mortgage investments and residential mortgage banking. These operating segments have been identified based on the Company's organizational and management structure. These segments are based on an internally-aligned segment structure, which is how the Company's results are monitored and performance is assessed.

The residential mortgage investments segment includes a portfolio of mortgage loans which were either distressed, re-performing or newly originated at the time of purchase. The residential mortgage banking segment includes the operations of GMFS, which originates mortgage loans for subsequent sale as either servicing retained or released, and expenses incurred by Honeybee TRS.

At March 31, 2016, the Company held a diversified portfolio of residential mortgage loans, RMBS and MSRs with an aggregate fair value of $643.9 million, comprised of the following:

Residential Mortgage Investments

•	Newly originated loans with a fair value of $32.1 million;

•	Seasoned and re-performing loans held for sale with a fair value of $369.0 million;

•	RMBS assets with a fair value of $87.1 million, consisting primarily of senior tranches of non-Agency RMBS that were originally highly rated but subsequently downgraded and,

Residential Mortgage Banking

•	Mortgage loans originated by the GMFS mortgage banking platform and held for sale with a fair value of $110.9 million; and

•	MSRs with a fair value of $44.9 million.

The borrowings the Company used to fund the purchase of its portfolio held for investment totaled $415.0 million at March 31, 2016, under: (i) a master repurchase agreement with Citibank, N.A. (the "Citi Loan Repurchase Facility") to fund its distressed and re-performing loan portfolio, (ii) a master repurchase facility with Credit Suisse First Boston Mortgage Capital LLC (the "Credit Suisse Loan Repurchase Facility", and together with the Citi Loan Repurchase Facility, the "Loan Repurchase Facilities") to fund its newly originated loan portfolio, (iii) master securities repurchase agreements with four counterparties and (iv) the 8.0% Exchangeable Senior Notes due 2016 (the "Exchangeable Senior Notes"). Additionally, the borrowings the Company used to fund the origination of its mortgage loans held for sale portfolio totaled $101.5 million at March 31, 2016 under warehouse lines of credit and repurchase agreements with four lenders with an aggregate borrowing capacity of $185.0 million. The Company is also in discussions with other financial institutions to provide it with additional borrowing capacity under various agreements, including repurchase agreements and other types of financing arrangements.

Factors Impacting Operating Results

The Company’s results of operations for the three months ended March 31, 2016 were impacted by a number of factors. Home prices, which are a significant correlating factor to the Company’s performance, rose 2.23% for the three months ended March 31, 2016 according to Case Shiller (20 City index, seasonally adjusted). The underlying fundamentals of the housing market, such as home prices, roll rates and credit losses, remained stable. Credit markets experienced a broad sell-off in most credit sectors through mid-February which pushed many credit asset classes lower. The non-Agency RMBS sector also moved lower during the period. While risk assets performed better from mid-February through quarter end, RMBS assets generally closed with negative returns at the end of the quarter. Performance in the non-Agency sector has continued to improve in the early part of the second quarter. Additionally, the 10-year Treasury rose in price and declined in yield during the quarter while credit spreads over Treasuries widened. Nevertheless, the Company recognized a modest net mark-to-market loss on its non-Agency RMBS during the quarter and also experienced a modest gain on its residential mortgage loans held for investment during the same period.

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

Conversely, decreases in interest rates, in general, may, over time, cause: (i) prepayments on the Company's residential mortgage investments and RMBS to increase, thereby accelerating the amortization of its purchase premiums and the accretion of its purchase discounts; (ii) the interest expense associated with its borrowings to decrease; (iii) the value of its fixed-rate portfolio to increase; (iv) the value of its interest rate swap agreements to decrease; (v) coupons on its ARMs and hybrid ARMs held for investment (including RMBS secured by such collateral) and other floating rate securities to reset, although on a delayed basis, to lower interest rates; (vi) an increase in the Company's mortgage banking origination volume and operating activities; and (vii) the value of its MSRs to decrease. At March 31, 2016, 34.6% of the Company's performing mortgage loans held for investment, as measured by fair value, consisted of mortgage loans with a variable interest rate component, including ARMs and hybrid ARMs. At March 31, 2016, 35.8% of the Company's RMBS assets, as measured by fair value, consisted of RMBS assets with a variable interest rate component, including ARMs and hybrid ARMs. Additionally, at March 31, 2016, 100% of the Company's Other Investment Securities, as measured by fair value, consisted of the Fannie Mae Risk Transfer Notes (“FMSA Notes”) and Freddie Mac Structured Agency Credit Risk Notes (“FMRT Notes”) with a variable interest rate component.

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

Spreads on Non-Guaranteed Mortgage Loans Held for Investment and Sale and Securities

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

A large portion of the mortgage loans held for investment that the Company acquired was current in their payment status at the time of acquisition. The Company calculates delinquency roll rates for its mortgage loan portfolio which represent the percentage of loans, as measured by unpaid principal balance that were in current payment status in the prior month but became delinquent in the measured month. The Company's delinquency roll rates have generally outperformed its model projections from late 2013, when the whole loan portfolio achieved scale, through March 31, 2016.

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

Critical Accounting Policies and Use of Estimates

See "Notes to Consolidated Financial Statements, Note 2 - Basis of Presentation" included in Part I, Item 1 - "Financial Statements" included in this quarterly report on Form 10-Q and "Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Polices" included in Part II, Item 8 – "Financial Statements and Supplementary Data" in the Company's report on Form 10-K for the year ended December 31, 2015 for the Company's Critical Accounting Policies.

Selected Financial Highlights

A summary of the Company's results for the three months ended March 31, 2016 and March 31, 2015 is below, followed by an overview of the market conditions that impacted the Company's results during the period:

	Three Months Ended
	March 31, 2016	March 31, 2015
U.S. GAAP net (loss)/income	$(3.4) million	$0.4 million
U.S. GAAP net (loss)/income per diluted weighted average share outstanding	$(0.38)	$0.05
Core Earnings	$1.2 million	$4.5 million
Core Earnings per diluted weighted average share outstanding	$0.14	$0.51

	March 31, 2016		December 31, 2015
Book value per share of common stock and OP Unit, at end of period/year	$19.19		$19.98
Leverage ratio, at end of period/year	3.26	x	2.97	x

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

The following table reconciles net (loss)/income computed in accordance with U.S. GAAP to Core Earnings:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(dollars in thousands, except per share data)
Net (loss)/income – U.S. GAAP	$(3,376)	$417
Recurring adjustments for non-core earnings:
Change in unrealized gain or loss on mortgage loans held for investment and sale	(2,518)	1,200
Change in unrealized gain or loss on real estate securities	1,793	178
Change in unrealized gain or loss on Other Investment Securities	(25)	(136)
Change in unrealized gain or loss on real estate owned	67	(102)
Change in unrealized gain or loss on Treasury securities	(6)	—
Realized gain on mortgage loans held for investment and sale	(536)	(144)
Realized loss on real estate securities	725	—
Realized gain on real estate owned	(2)	(21)
Loss on derivative instruments related to investment portfolio	676	907
Change in fair value of MSRs resulting from changes in valuation inputs or assumptions used in a valuation model, net of tax	4,060	1,626
Change in contingent consideration, net of tax	122	314
Amortization of deferred premiums, production and profitability earn-outs, net of tax	116	162
Depreciation and amortization, net of tax	143	136
Non-controlling interests	(16)	—
Core Earnings – non-U.S. GAAP	$1,223	$4,537
Core Earnings – per diluted weighted average share outstanding – non-U.S. GAAP	$0.14	$0.51

Core Earnings was $1.2 million for the three months ended March 31, 2016 compared to $4.5 million for the three months ended March 31, 2015. The decrease in Core Earnings was primarily due to $2.0 million of transaction costs related to the strategic alternatives evaluated by the Company and pending Mergers, a decrease of $1.2 million in net interest margin related to the Company’s residential mortgage investment portfolio and an increase in MSR payoffs of $0.7 million. Core earnings for the Company’s residential mortgage banking segment declined by $0.1 million.

Financial Overview

The Company reported GAAP net loss for the three months ended March 31, 2016 of ($3.4) million or ($0.38) per diluted weighted average share outstanding, compared with net income of $0.4 million or $0.05 per diluted weighted average share outstanding for the same period in 2015.  The change was primarily due to a decrease of $3.7 million in non-interest income from the Company’s residential mortgage banking segment which was primarily driven by a decrease in the value of the MSRs from changes in the prepayment assumptions and payoffs, a decrease in net interest income relating to the Company’s residential mortgage loan investment segment of $1.2 million due to sales of non-Agency RMBS and scheduled principal payments related to non-Agency RMBS and an increase in other expenses of $1.5 million due to transaction costs incurred relating to the strategic alternatives evaluated by the Company and the pending Mergers; offset by a reduction in other losses of $1.7 million.

GMFS

Highlights of the GMFS operating activity (which is included in the Company’s residential mortgage banking segment) for the three months ended March 31, 2016 are as follows:

		Increase from the Prior Quarter
Mortgage originations (1)
Unpaid principal balance	$432.1 million	8.1%
Percentage of originations
Purchases	66.4%
Refinancing	33.6%

Interest rate locks entered into	$616.7 million	25.9%

Mortgage loans sold (1)
Unpaid principal balance	$426.9 million	2.3%
Percentage of unpaid principal balance
Fannie Mae or Freddie Mac securitizations	62.6%
Ginnie Mae securitizations	27.7%
Other investors	9.7%

Core Earnings (2)(3)	$3.2 million
Other (primarily the change in the fair value of the MSR portfolio due to changes in values of market related inputs or assumptions used in a valuation model)	$(6.6) million
Net income before income taxes – U.S. GAAP (3)	$(3.4) million

(1) Excludes reverse mortgages and was obtained from GMFS loan origination system.

(2) See definition of Core Earnings in the “Non-U.S. GAAP Financial Measures” section included in this quarterly report on Form 10-Q.

(3) Excludes operating and other expenses and income taxes incurred in the residential mortgage banking segment by Honeybee TRS, the parent company of GMFS.

 Highlights of the GMFS MSRs at March 31, 2016 are as follows:

MSR
Unpaid principal balance	$4.4 billion
Fair market value	$44.9 million
Percentage of unpaid principal balance serviced
Fannie Mae or Freddie Mac securitizations	64.8%
Ginnie Mae securitizations	35.2%

Weighted average gross coupon	3.9%

Investment activity during the three months ended March 31, 2016 and March 31, 2015

Mortgage Loans Held for Investment, at fair value and Held for Sale Previously Held for Investment, at Fair Value

These mortgage loans consist of (i) loans which were distressed and re-performing and showed evidence of credit deterioration at the time of purchase and (ii) newly originated at the time of purchase.

Distressed and re-performing loans at the time of purchase

During the three months ended March 31, 2016 and March 31, 2015, the Company did not acquire or sell any mortgage loans held for investment which showed evidence of credit deterioration at the time of purchase.

During the three months ended March 31, 2016, the Company decided it no longer intended to hold its seasoned and re-performing loan portfolio which were held as loans held for investment, at fair value at December 31, 2015 for the foreseeable future and reclassified this portfolio to Mortgage loans held for sale previously held for investment, at fair value.

The following table sets forth certain information regarding the Company’s mortgage loan portfolio at March 31, 2016 which showed evidence of credit deterioration at the time of purchase and which were held for sale and previously held for investment:

				Gross Unrealized (1)			Difference Between Fair Value and Aggregate	Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Unpaid Principal Balance	Coupon	Unleveraged Yield
	(dollars in thousands)

Performing
Fixed	$236,675	$(43,298)	$193,377	$27,002	$(2,373)	$218,006	$(18,670)	4.74%	7.65%
ARM	135,941	(14,520)	121,421	5,098	(3,656)	122,863	(13,078)	3.69	7.17
Total performing	372,616	(57,818)	314,798	32,100	(6,029)	340,869	(31,748)	4.36	7.47
Non-performing (2)	38,387	(7,018)	31,369	948	(4,229)	28,088	(10,299)	4.72	7.84
Total	$411,003	$(64,836)	$346,167	$33,048	$(10,258)	$368,957	$(42,047)	4.39%	7.50%

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded the following as change in unrealized gain or loss on mortgage loans held for investment in the consolidated statements of operations:

March 31, 2016	March 31, 2015
(dollars in thousands)
$2,148	$(1,087)

(2)	Loans that are delinquent for 60 days or more are considered non-performing.

Newly originated loans at the time of purchase

During the three months ended March 31, 2016 and March 31, 2015, the Company's acquisition of mortgage loans held for investment, which were newly originated at the time of purchase and sourced through its loan purchase program was as follows:

	March 31, 2016	March 31, 2015
	(dollars in thousands)
Aggregate Unpaid Principal Balance	$11,383	$1,447
Loan Repurchase Facilities Used	10,169	1,303

The Company did not sell any mortgage loans held for investment which were newly originated at the time of purchase during the three months ended March 31, 2016 or March 31, 2015.

The following table sets forth certain information regarding the Company's mortgage loans held for investment at March 31, 2016 which were newly originated at the time of purchase and sourced through its loan purchase program:

March 31, 2016

	Unpaid			Gross Unrealized (1)			Weighted Average
	Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Unleveraged Yield
	(dollars in thousands)
Performing
Fixed	$25,080	$412	$25,492	$293	$(11)	$25,774	4.93%	4.78%
ARM	6,225	87	6,312	28	—	6,340	4.46	4.33
Total	$31,305	$499	$31,804	$321	$(11)	$32,114	4.84%	4.69%

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded the following as change in unrealized gain or loss on mortgage loans held for investment in the consolidated statements of operations:

Three Months Ended
March 31, 2016	March 31, 2015
(dollars in thousands)
$370	$(6)

Mortgage Loans Held for Sale, at Fair Value

The Company’s mortgage loans held for sale, at fair value consists of loans originated by its residential mortgage banking platform.

For the three months ended March 31, 2016, the Company's mortgage loans held for sale activity was as follows:

(dollars in thousands)
Balance at beginning of period	$115,942
Originations and repurchases	435,225
Proceeds from sales and principal payments	(456,890)
Gain on sale	16,583
Balance at end of period	$110,860

The following table sets forth certain information regarding the Company’s mortgage loans held for sale at March 31, 2016:

	Unpaid Principal Balance	Fair Value
	(dollars in thousands)
Conventional	$67,792	$70,195
Governmental	20,204	21,776
United States Department of Agriculture loans	10,446	11,054
United States Department of Veteran Affairs loans	6,810	7,285
Reverse mortgages	487	550
Total – Mortgage loans held for sale	$105,739	$110,860

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

Other Investment Securities consist of FMRT Notes and FMSA Notes at March 31, 2016.

During the three months ended March 31, 2016, there were no purchases of RMBS or Other Investment Securities and there were no sales of Other Investment Securities. During the three months ended March 31, 2016, the Company sold non-Agency RMBS with a principal balance of $19.4 million.

The following tables present certain information regarding the Company's non-Agency RMBS and Other Investment Securities at March 31, 2016:

	Principal or			Gross Unrealized (2)			Weighted Average
	Notional Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Unleveraged Yield
	(dollars in thousands)
Real estate securities
Non-Agency RMBS:
Alternative – A	$64,387	$(37,379)	$27,008	$619	$(1,524)	$26,103	1.82%	5.19%
Pay option adjustable rate	35,131	(6,102)	29,029	—	(3,488)	25,541	1.16	4.19
Prime	33,605	(4,258)	29,347	449	(867)	28,929	3.68	5.29
Subprime	10,558	(3,848)	6,710	20	(183)	6,547	0.59	6.81
Total non-Agency RMBS	$143,681	$(51,587)	$92,094	$1,088	$(6,062)	$87,120	2.01%	5.03%
Other Investment Securities (1)	$13,396	$18	$13,414	$1	$(537)	$12,878	4.96%	6.03%

At March 31, 2016, Alternative-A non-Agency RMBS includes an IO with a notional balance of $33.7 million, respectively.

(1)	See Note 2 – Summary of Significant Accounting Policies - “Other Investment Securities".

(2)	The Company has elected the fair value option pursuant to ASC 825 for real estate securities and Other Investment Securities. The Company recorded the changes in unrealized gain or loss in the consolidated statements of operations.

MSRs

The Company's MSRs consist of conforming conventional loans sold to Fannie Mae and Freddie Mac or loans securitized in Ginnie Mae securities. The government loans serviced by the Company are securitized through Ginnie Mae, whereby the Company is insured against losses by the FHA or partially guaranteed against loss by the VA.

The activity of MSRs for the three months ended March 31, 2016 is as follows:

(dollars in thousands)
Balance at beginning of period	$48,209
Additions due to loans sold, servicing retained	4,698
Change in fair value of MSRs (1)
Changes in values of market related inputs or assumptions used in a valuation model (2)	(6,610)
Other changes (3)	(1,445)
Total - change in fair value of MSRs	(8,055)

Balance at end of period	$44,852

(1)	Included in change in fair value of MSRs in the Company's consolidated statements of operations.

(2)	Primarily reflects changes in values of prepayment assumptions due to changes in interest rates.

(3)	Represents change in value primarily due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid off or paid down during the period.

The Company's MSR portfolio at March 31, 2016 is as follows:

	Unpaid Principal Balance	Fair Value
	(dollars in thousands)
Fannie Mae	$1,943,872	$18,994
Ginnie Mae	1,561,234	16,872
Freddie Mac	924,415	8,986
Total - MSRs	$4,429,521	$44,852

The following analysis focuses on the results generated during the three months ended March 31, 2016 and March 31, 2015

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

 The Company’s net interest income for the three months ended March 31, 2016 and March 31, 2015 was as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(dollars in thousands)
Interest income	$8,705	$9,687
Interest expense	4,797	4,745
Net interest income	$3,908	$4,942

The decrease in interest income was due to (i) a decrease in interest income of $0.3 million related to mortgage loans held for investment and held for sale previously held for investment primarily due to scheduled pay downs and payoffs of $11.5 million and (ii) a decrease in interest income of $1.1 million related to RMBS primarily due to sales of RMBS with an unpaid principal balance of $50.7 million during the twelve month period ended March 31, 2016; offset by an increase in other investment securities of $0.2 and increase in interest income on mortgage loans held for sale of $0.2 million.

The increase in interest expense was due to an increase in interest expense of $0.1 million related to an increase in borrowings on the Company’s Loan Repurchase Facilities used to finance the Company’s residential mortgage loans held for investment and held for sale previously held for investment that were newly originated at the time of purchase and an increase in interest expense of $0.02 related to the amortization of the purchase discount on the Exchangeable Senior Notes offset by a decrease in interest expense of approximately $.08 million related to reduced borrowings on the Company’s securities repurchase agreements as a result of RMBS sales early in the first quarter of 2016.

Net interest income is subject to interest rate risk. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” of this quarterly report on Form 10-Q, for more information relating to interest rate risk and its impact on the Company’s operating results.

The weighted average net interest spreads between the yield on the Company’s assets and the cost of funds, including the impact of interest rate hedging, for the Company’s mortgage loans held for investment, non-Agency RMBS and Other Investment Securities at March 31, 2016 and March 31, 2015 were as follows:

	March 31, 2016	March 31, 2015
Mortgage loan investments	4.05%	4.05%
Non-Agency RMBS and Other Investment Securities	2.99%	4.97%

The Company’s net interest income is also impacted by prepayment speeds, as measured by the weighted average CPR on its assets. The three-month average and the six-month average CPR for the period ended March 31, 2016 for the Company’s mortgage loans, non-Agency RMBS and Other Investment Securities were as follows:

	Three-Month Average	Six-Month Average
Mortgage loan investments	6.4%	2.0%
Non-Agency RMBS (1)	12.6%	11.3%
Other Investment Securities	9.0%	8.4%

(1)	CPR includes both voluntary and involuntary amounts.

Non-interest income

The Company’s non-interest income relates to the Company’s residential mortgage banking segment. The primary components of the Company’s non-interest income are its mortgage banking activities net, loan servicing income, net of direct costs and change in fair value of MSRs. For the three months ended March 31, 2016 and March 31, 2015 the Company’s non-interest income included the following:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(dollars in thousands)
Gain on sale of mortgage loans held for sale, net of direct costs (1)	$11,534	$10,956
Loan expenses, including provision for loan indemnification	(197)	(193)
Loan origination fees	316	389
Total mortgage banking activities, net	$11,653	$11,152

(1)	Includes the change in fair value related to interest rate lock commitments (“IRLCs”) and MBS forward sales contracts held during the period.

	Three Months Ended
	March 31, 2016	March 31, 2015
	(dollars in thousands)
Loan servicing fee income	$3,166	$2,384
Late fee income (1)	-	-
Sub-servicing costs	(1,112)	(747)
Total loan servicing fee income, net of direct costs	$2,054	$1,637

Change in fair value of MSRs	$(8,054)	(3,425)

(1)	Less than $100.

The increase in loan servicing fee income, net of direct costs, is due to an increase in the unpaid principal balance of the MSR portfolio.

Expenses

Advisory Fee Expense (Related Party). Pursuant to the terms of the Investment Advisory Agreement, the Company incurred advisory fee expense and loan sourcing fees of $0.8 million for the three months ended March 31, 2016 and $0.7 million for the three months ended March 31, 2015. The increase of $0.1 million is due to an increase in loan sourcing fees related to the purchases of loans that were newly originated at the time of purchase during the three months ended March 31, 2016.

Salaries, commissions and benefits. For the three months ended March 31, 2016, the Company incurred salaries, commissions and benefits of $8.0 million as compared to $7.4 million for the three months ended March 31, 2015. These expenses are directly attributable to the mortgage banking operations of GMFS. The increase of $0.6 million is primarily due to an increase in the number of employees at GMFS.

Operating Expenses

Professional Fees. For the three months ended March 31, 2016, the Company incurred professional fees (primarily related to legal fees, audit fees and consulting fees) of $0.9 million as compared to $0.7 million for the three months ended March 31, 2015. The increase in professional fees was primarily due an increase of $0.3 million of legal and audit fees offset by a decrease of $0.1 million of tax preparation fees.

General and Administrative Expense. For the three months ended March 31, 2016, general and administrative expenses were $2.1 million as compared to $2.3 million for the three months ended March 31, 2015. The decrease in general and administrative expenses was primarily due to a decrease in franchise and licensing fees of $0.1 million and a decrease in contingent consideration expense of $0.3 million, partially offset by an increase in research fees of $0.2 million.

Other Expenses

Loan Servicing Fees. For the three months ended March 31, 2016, loan servicing fees were $0.4 million, as compared to $0.8 million for the three months ended March 31, 2015. The decrease was a result of reduced servicing advances.

Transaction Costs. For the three months ended March 31, 2016, transaction costs were $2.0 million as compared to 0.1 million for the three months ended March 31, 2015. The increase in transaction costs was largely attributable to the strategic alternatives that were being considered by the Company and the pending Mergers.

Amortization Expense. For the three months ended March 31, 2016, amortization expense was $0.2 million as compared to $0.2 million for the three months ended March 31, 2015. The amortization expense is related to the Company’s intangible assets. There was no other changes in the balance of the intangible assets.

Realized and Change in Unrealized Gain or Loss

The following amounts related to realized gains and losses, as well as changes in the estimated fair value of the Company’s investment portfolio, which consists of mortgage loans, RMBS, Other Investment Securities, real estate owned and derivative instruments, are included in the Company’s consolidated statements of operations:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(dollars in thousands)
Change in unrealized gain or loss on mortgage loans held for investment and sale	$2,518	$(1,200)
Change in unrealized gain or loss on real estate securities	(1,793)	(178)
Change in unrealized gain or loss on Other Investment Securities	25	136
Change in unrealized gain or loss on real estate owned	(67)	102
Change in unrealized gain or loss on treasury securities	6	—
Realized gain on mortgage loans held for investment and sale	536	144
Realized loss on real estate securities	(725)	—
Realized gain on real estate owned	2	21
Loss on derivative instruments related to investment portfolio	(676)	(907)
Total other (losses)/gains	$(174)	$(1,882)

There was no other than temporary impairment for RMBS for the three months ended March 31, 2016 or March 31, 2015.

The Company’s interest rate swap agreements and interest rate swaption agreement have not been designated as hedging instruments.

The Company recorded in earnings as loss on derivative instruments the change in fair value related to following instruments which were held during the three months ended March 31, 2016 and March 31, 2015: (i) interest rate swap agreements (ii) loan purchase commitments (“LPCs”) and (iii) the conversion option related to the Exchangeable Senior Notes. The loss on derivative instruments also includes the net interest rate swap payments for the derivative instruments.

The Company has elected to record the change in fair value related to certain mortgage loans held for investment, mortgage loans held for sale, RMBS, Other Investment Securities and MSRs in earnings by electing the fair value option.

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to turn non-cash assets into cash and to meet potential cash requirements. The Company uses cash to purchase assets, pay dividends, repay principal and interest on its borrowings, fund its operations and meet other general business needs. The Company's primary sources of liquidity are its existing cash balances, borrowings under warehouse lines of credit and repurchase agreements related to the GMFS origination platform, the Loan Repurchase Facilities, securities repurchase agreements, Treasury repurchase agreements, the net proceeds from offerings of equity and debt securities, notes issued by the Operating Partnership, net cash provided by operating activities, additional private funding sources, including other borrowings structured as repurchase agreements, securitizations, term financings and derivative agreements, and future issuances of common equity, preferred equity, convertible securities, exchangeable notes, trust preferred and/or debt securities.

The Company used borrowings from its Loan Repurchase Facilities, master securities repurchase agreements and the Exchangeable Senior Notes to fund the purchase of its mortgage loans held for investment and RMBS. The borrowings from the Treasury repurchase agreement was used to fund the purchase of the Company’s Treasury securities. GMFS funds its operations with its operating cash and warehouse lines of credit and does not rely on the operations of the Company’s residential mortgage investments segment or corporate activities for funding.

The Loan Repurchase Facilities contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth and maximum debt to net worth ratio, as defined in the agreements. Additionally, the repurchase agreements and warehouse lines of credit used to finance the Company’s mortgages held for sale contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. The Company was in compliance with all significant debt covenants for the three months ended March 31, 2016 and March 31, 2015 and at March 31, 2016 and December 31, 2015.

Under the repurchase agreements, the Company may be required to pledge additional assets to its counterparties (lenders) in the event that the fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional assets or cash. Generally, the Company's repurchase agreements contain a LIBOR-based financing rate, term and haircuts depending on the types of collateral and the counterparties involved. Further, at March 31, 2016 the range of haircut provisions associated with the Company's repurchase agreements was between 10% and 28% for pledged Trust Certificates, 15% and 35% for pledged non-Agency RMBS and 0% and 5% for pledged mortgage loans held for sale.

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

In order to reduce market risk in its investment portfolio, the Company has begun the process of selling its seasoned, re-performing mortgage loans from its residential mortgage investments segment. A sale of these assets is expected to be completed in the second quarter of 2016. If completed, these mortgage loan sales are likely to result in a reduction of the Company’s investment income and, if the Mergers are not completed, may therefore result in a decision to curtail dividends in the future.

Warehouse Lines of Credit

The borrowings GMFS used to fund its origination platform totaled $101.5 million at March 31, 2016 which includes borrowings under master repurchase agreements with two lenders totaling $63.6 million and warehouse lines of credit with two counterparties totaling $37.9 million. Total available borrowings under the master repurchase agreements and the warehouse lines of credit is $185.0 million. The master repurchase agreements are comprised of (i) an agreement in aggregate principal amount of up to $65.0 million, of which the entire $65.0 million is committed, expiring on November 25, 2016 and (ii) an agreement in aggregate principal amount of up to $20.0 million, of which the entire $20.0 million is committed, expiring on June 30, 2016. The committed warehouse lines of credit are comprised of (i) a $60.0 million agreement expiring on September 26, 2016 and (ii) a $40.0 million agreement expiring on August 13, 2016. The lines are collateralized by the underlying mortgages and related documents and instruments and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved.

The following tables present certain information regarding the Company's warehouse lines of credit and repurchase agreements in its residential mortgage banking segment at March 31, 2016:

	March 31, 2016
	Balance	Weighted Average Rate
	(dollars in thousands)
Maturity
91-180 days	$75,397	2.69%
181 days to 1 year	26,081	2.74
Total balance and weighted average rate	$101,478	2.70%

The warehouse lines of credit and repurchase agreements are secured by the Company’s mortgage loans held for sale and bear interest at a rate that has historically moved in close relationship to LIBOR. At March 31, 2016, GMFS had $110.9 million of mortgage loans held for sale pledged against its borrowings under the repurchase agreements and warehouse lines of credit.

The Company expects to renew the warehouse lines of credit at similar terms in the ordinary course of business as the facilities mature.

Treasury Repurchase Agreement

On March 29, 2016, the Company purchased Treasury securities with a principal balance of $40.0 million for a purchase price of $39.97 million. The Treasury securities are non-interest bearing and mature on June 30, 2016. In connection with the purchase, the Company executed a repurchase agreement with a counterparty. The repurchase agreement bears interest at a fixed annual rate of 0.58% and matured on April 29, 2016. At maturity, the Company renewed the repurchase agreement. The new agreement bears interest at an annual rate of 0.54% and matures on June 30, 2016.

Loan Repurchase Facilities

The following presents certain information at March 31, 2016 with respect to the Company’s master repurchase agreements used to fund the purchase of mortgage loans held for investment in its residential mortgage investments segment:

Lender	Citibank, N.A	Credit Suisse First Boston Mortgage Capital LLC

Collateral type funded by facility	Cash and trust certificates representing interests in Seasoned, Re-Performing Loans	Cash and trust certificates representing interests in Newly Originated Loans

Total facility size	$325.0 million	$100.0 million
Amount committed	$150.0 million	$25.0 million
Maturity date	May 20, 2016	June 27, 2016
Outstanding balance	$272.2 million	$25.2 million

(dollars in thousands)
Fair value of trust certificates pledged as collateral	$400,186
Cash pledged as collateral	21

The Company is required to pay each counterparty a commitment fee, as well as certain other administrative costs and expenses in connection with each counterparty’s structuring, management and ongoing administration of each respective loan repurchase facility. The obligations are fully guaranteed by the Company. Each of the Loan Repurchase Facilities bears interest at a rate that has historically moved in close relationship to LIBOR.

The Loan Repurchase Facilities mature between 31 and 90 days from March 31, 2016 and have a weighted average interest rate of 3.16%.

On May 6, 2016, the maturity date of the Citi Loan Repurchase Facility was extended to June 3, 2016. This facility is secured by the Company's mortgage loans held for sale previously held for investment and will be settled upon the sale of these loans. The sales are expected to close in the second quarter of 2016. Additionally, on May 6, 2016, the maturity date of the Credit Suisse Loan Repurchase Facility was extended to September 30, 2016 and the facility size was reduced to $36,000,000.

Securities Repurchase Agreements

The following tables present certain information at March 31, 2016 with respect to the Company’s securities repurchase agreements used to fund the purchase of RMBS and Other Investment Securities in its residential mortgage investments segment:

	March 31, 2016
	Non-Agency RMBS		Other Investment Securities
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
Maturity
30 days or less	$53,777	2.02%	$1,403	2.19%
31- 90 days	5,620	2.33	—	—
Total balance/weighted average rate	$59,397	2.05%	$1,403	2.19%

March 31, 2016
(dollars in thousands)
Repurchase agreements	25
Counterparties	4
Fair value of non-Agency RMBS pledged as collateral	$78,796
Fair value of Other Investment Securities pledged as collateral	2,033
Cash pledged as collateral	1,990

The securities repurchase agreements bear interest at rates that have historically moved in close relationship to LIBOR.

The Company's borrowings under repurchase agreements are renewable at the discretion of its lenders and, as such, the Company's ability to roll-over such borrowings is not guaranteed. The terms of the repurchase transaction borrowings under the Company's repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association, as to repayment, margin requirements and the segregation of all assets the Company has initially sold under the repurchase transaction. In addition, each lender typically requires that the Company include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts and purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction, and cross default and setoff provisions.

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

At March 31, 2016 and at December 31, 2015, the Company had Exchangeable Senior Notes outstanding totaling $57.5 million of aggregate principal balance which matures on the Maturity Date. The Exchangeable Senior Notes bear interest at a rate of 8.0% per year payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2014. The effective interest rate of the Exchangeable Senior Notes, which is equal to the stated rate of 8.0% plus the amortization of the original issue discount and associated costs, is 10.2%.

The Exchangeable Senior Notes will mature on the Maturity Date, unless previously exchanged or repurchased in accordance with their terms. If the Company undergoes certain corporate events, that constitute a "fundamental change," the holders of the Exchangeable Senior Notes may require the Company to repurchase for cash all or part of their Exchangeable Senior Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. If the Mergers do not close, the Company intends to sell assets and use the proceeds to settle the obligation.

For additional information related to the Exchangeable Senior Notes, see "Notes to Consolidated Financial Statements—8.0% Exchangeable Senior Notes due 2016."

Derivative Instruments

Residential Mortgage Investments Segment

At March 31, 2016 the Company had outstanding interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of its repurchase agreements. These interest rate swap agreements provide for the Company to pay fixed interest rates and receive floating interest rates indexed to LIBOR. The swap agreements effectively fixed the floating interest rates on a portion of the borrowings under the Company’s repurchase agreements.

The following table presents information about the Company's interest rate swap agreements at March 31, 2016:

(dollars in thousands)
Maturity	2023
Notional Amount	$17,200
Weighted Average Pay Rate	2.72%
Weighted Average Receive Rate	0.39%
Weighted Average Years to Maturity	7.3
Cash Pledged as Collateral	$2,149

At March 31, 2016, the Company also had outstanding LPCs, IRLCs and MBS forward sales contracts.

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

The Company had no exposure to TBA contracts at any time during the three months ended March 31, 2016. The Company did not have any TBA contracts outstanding at March 31, 2016.

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

The following table summarizes information related to the Company’s LPCs, IRLCs and MBS forward sales contracts at March 31, 2016:

Non-hedge derivatives
(dollar amounts in thousands)
LPCs (Principal balance of underlying loans)	$19,955
IRLCs (Principal balance of underlying loans)	$243,382
Notional amount of MBS forward sales contracts	$242,701

The notional amount is not representative of the maximum exposure to the Company.

See “Note to Consolidated Financial Statements, Note 23 – Offsetting Assets and Liabilities” included in Item 1, “Financial Statements” in this quarterly report on Form 10-Q for discussion about the Company’s master netting arrangements.

Leverage Ratio

At March 31, 2016, the Company had a leverage ratio of 3.26x. The leverage ratio is the ratio of the warehouse lines of credit, Treasury repurchase agreement, Loan Repurchase Facilities, securities repurchase agreements and Exchangeable Senior Notes (including the conversion option which is part of the notes) to the Company’s stockholders equity.

Restricted Cash

The Company maintains certain assets, which, from time to time, may include cash, unpledged mortgage loans, non-Agency RMBS and Other Investment Securities (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by the Company's counterparties (collectively, the "Cushion") to meet routine margin calls and protect against unforeseen reductions in the Company's borrowing capabilities. The Company's ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of its assets, its cash position and margin requirements. The Company's cash position fluctuates based on the timing of its operating, investing and financing activities and is managed based on the Company's anticipated cash needs. At March 31, 2016, the Company had a Cushion of $25.8 million in addition to certain reserves held with respect to the Loan Repurchase Facilities. The Company's calculation of its Cushion excludes GMFS's warehouse lines of credit and repurchase agreements.

At March 31, 2016, the Company had a total of $4.2 million of restricted cash pledged against its interest rate swaps and repurchase agreements related to its mortgage loans held for investment and RMBS portfolios.

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

GMFS Transaction

Pursuant to the GMFS Merger Agreement the Company merged with and into GMFS, with GMFS surviving the merger as an indirect subsidiary of the Company (see Item 1, “Business,” of this annual report on Form 10-K). The transaction closed on October 31, 2014. The final purchase price was approximately $61.2 million which was comprised of (i) the fair market value of GMFS's MSR portfolio, (ii) the fair market value of GMFS's net tangible assets and (iii) a purchase price premium. In addition to cash paid at closing, the total consideration included two contingent $1 million deferred premium payments payable in cash over two years, plus the Production and Profitability Earn-Out. The $2 million of deferred premium payments is contingent on GMFS remaining profitable and retaining certain key employees. The Production and Profitability Earn-Out is dependent on GMFS achieving certain profitability and loan production goals and is capped at $20 million. Up to 50% of the Production and Profitability Earn-Out may be paid in common stock of the Company, at the Company's option. The estimated present value of the total contingent consideration at October 31, 2014 and March 31, 2016 was $11.4 million and $11.5 million, respectively, based on the future production and earnings projections of GMFS over the four-year earn-out period. The Company funded the closing cash payment through a combination of available cash and the liquidation of a portion of its non-Agency RMBS portfolio.

As disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2015, GMFS had executed a statute of limitations tolling agreement with at least one counterparty with respect to mortgage loans that were sold by GMFS to this counterparty’s predecessor. This tolling agreement extends the time period which this counterparty could bring claim against GMFS.

The initial tolling agreement was executed by GMFS on December 12, 2013 and then further amended to extend the expiration date. Based on communications received in April 2015 from this counterparty, the Company believes that when this tolling agreement expires, absent further extension of the tolling agreement or settlement of the counterparty's claims, it is probable that the counterparty will initiate litigation against GMFS seeking substantial damages based on alleged breaches of representations and warranties made by GMFS. The most recent amendment of the tolling agreement extended the expiration date to June 2, 2016 and can be further extended by agreement of the parties. The Company also understands that this counterparty has commenced or threatened litigation arising out of historical mortgage loan purchases by its predecessor against a number of other mortgage loan originators. The Company estimates that dating back to a period that began approximately 16 years ago in 1999 and ended in 2006, approximately $1 billion of mortgage loans were sold servicing released by GMFS to the predecessor to this counterparty. While the historical claims experience of GMFS with respect to purchasers of mortgage loans from GMFS over the 1999 to 2006 period has not resulted in material damages claimed against or paid by GMFS, as further disclosed in the Company's Form 10-K for the year ended December 31, 2015, claims brought by this counterparty could expose GMFS to substantial damages that may be material, cause the Company and GMFS to devote significant management time and attention and other resources to resolving or defending these claims, require GMFS, the Company or its other subsidiaries to incur significant costs, or cause significant losses that may be material.

Although the Company has established a loan indemnification reserve for potential losses related to loan sale representations and warranties with a corresponding provision recorded for loan losses due to the limited information available at this stage of the matter, the Company is not able to determine the likelihood of the outcome or estimate an amount of loss or range of losses. The Company believes that losses in excess of the loan indemnification reserve will be recovered by the Company as either a reduction of the total contingent consideration owed under the GMFS Merger Agreement given the indemnification provisions in the GMFS Merger Agreement or by withdrawing funds from an escrow account established by the sellers at the time of the acquisition (as of March 31, 2016, the balance in the escrow account was $4,005,733). Additionally, the Company has delayed the first year installment payment of the contingent consideration. Losses in excess of the loan indemnification reserve, total contingent consideration and the escrow account could have a material adverse impact on the Company's results of operations, financial position or cash flows. In the event of litigation or settlement with the counterparty, the Company intends to pursue claims against the sellers of GMFS seeking indemnification for any losses or any amounts paid in settlement, although there can be no assurance that such claims would be successful or that any amounts available for indemnification would be adequate.

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

In order to reduce market risk in its investment portfolio, prior to entering into the Sutherland Merger Agreement, the Company had begun the process of selling its seasoned, re-performing mortgage loans from its residential mortgage investments segment. The Sutherland Merger Agreement requires the Company to complete the sale of its seasoned, re-performing mortgage loans as a condition to closing of the Mergers. A sale of these mortgage loans is expected to be completed in the second quarter of 2016. If completed, these mortgage loan sales are likely to result in a reduction of the Company’s investment income and, if the Mergers are not completed, may therefore result in a decision to curtail dividends in the future.

During 2016, the Company declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount per Share and OP Unit
March 17, 2016	March 31, 2016	April 15, 2016	$0.40

Cash Flows From Operating Activities

The Company’s cash flows (used in)/provided by operating activities for the three months ended March 31, 2016 and March 31, 2015 were as follows:

Three Months Ended
March 31, 2016	March 31, 2015
(dollars in thousands)
$573	$(30,085)

The cash flows (used in)/provided by operating activities for the three months ended March 31, 2016 and March 31, 2015 are primarily a result of income earned on the Company’s assets, partially offset by interest expense on the Company’s borrowings and operating expenses. Additionally, cash flows from operating activities for the three months ended March 31, 2016 and March 31, 2015 are also impacted by the operations of GMFS including the origination of mortgage loans held for sale, and capitalized MSRs offset by non-interest income and proceeds from the sale of these mortgage loans.

Cash Flows From Investing Activities

The cash flows from the Company's investing activities for the three months ended March 31, 2016 and March 31, 2015 are as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(dollars in thousands)
Origination of mortgage loans held for investment	(1,405)	(1,477)
Acquisition of mortgage loans held for investment	(10,124)	—
Proceeds from principal repayments on mortgage loans held for investment and sale	11,455	7,460
Proceeds from principal repayments on real estate securities	4,178	3,943
Proceeds from sales of real estate securities	16,094	—
Restricted cash provided by investment activities	212	4,113
Net cash provided by investing activities	$20,410	$14,039

Cash Flows From Financing Activities

The cash flows from the Company's financing activities for the three months ended March 31, 2016 and March 31, 2015 are as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(dollars in thousands)
Net borrowings under warehouse lines of credit	$709	$27,469
Borrowings from Treasury security repurchase agreement	39,574	—
Net borrowings under loan repurchase facilities	603	(245)
Borrowings from securities repurchase agreements	84	1,016
Repayments of securities repurchase agreements	(12,583)	(4,404)
Dividends on common stock and distributions on OP units (net of change in dividends and distributions payable)	(3,559)	(3,559)
Net cash provided by financing activities	$24,828	$20,277

Contractual Obligations

The Company has entered into an Investment Advisory Agreement with the Advisor. The Advisor is entitled to receive a quarterly advisory fee, loan sourcing fee and the reimbursement of certain expenses; however, these obligations do not have fixed and determinable payments.

The following table presents contractual obligations and commitments at March 31, 2016, as discussed above under “Liquidity and Capital Resources”:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Warehouse lines of credit	$101,478	$101,478	$—	$—	$—
Interest on warehouse lines of credit (1)	1,372	1,372	—	—	—
Loan repurchase facilities	297,392	297,392	—	—	—
Interest on loan repurchase facilities (1)	1,740	1,740	—	—	—
Repurchase agreements	60,801	60,801	—	—	—
Interest on securities repurchase agreements (1)	279	279	—	—	—
Treasury securities repurchase agreements	39,574	39,574	—	—	—
Exchangeable Senior Notes	57,500	57,500	—	—	—
Interest on Exchangeable Senior Notes	4,600	4,600	—	—	—
Operating leases	2,342	929	1,413	—	—
Total	$567,078	$565,665	$1,413	$—	$—

(1)	Interest is calculated based on the interest rates in effect at March 31, 2016 includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated borrowings.

Off-Balance Sheet Arrangements

As of the date of this quarterly report on Form 10-Q, the Company had no off-balance sheet arrangements, except for its operating leases.

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

The borrowings the Company used to fund its portfolio included $516.5 million at March 31, 2016 under the warehouse lines of credit and repurchase agreements with four lenders, Loan Repurchase Facilities, master securities repurchase agreements with four counterparties and the Exchangeable Senior Notes. At March 31, 2016, the Company also had interest rate swaps with an outstanding notional amount of $17.2 million, resulting in variable rate debt of $442.5 million. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $442.5 million in variable rate debt by $0.6 million. Such hypothetical impact of interest rates on the Company's variable rate debt does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, the Company may take actions to further mitigate its exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company's financial structure.

Net Interest Income

The Company's operating results will depend in part on differences between the income from its investments and its borrowing costs and will also be impacted by the planned sale of the seasoned, re-performing whole loan portfolio in the Company’s residential mortgage investment segment. The Company's Loan Repurchase Facilities, securities repurchase agreements and warehouse lines of credit and repurchase agreements related to the GMFS origination platform, provide financing based on a floating rate of interest calculated on a fixed spread over LIBOR. If the federal funds rate is increased above its existing target range, we would ordinarily expect LIBOR to also increase. If this occurs, we would expect the borrowing costs associated with the Company's investments to increase while the income earned by the Company on its fixed interest rate investments to remain substantially unchanged. This will result in a narrowing of the net interest spread between existing assets and borrowings and may result in a decline in asset value or otherwise result in losses. The Company also has interest rate swaps in place to partially hedge the volatility in a portion of its variable rate debt. In addition, as discussed in the Company's Form 10-K for the year ended December 31, 2015, an increase in the federal funds rate, if accompanied by broader increase in interest rates, may also cause other challenges for the Company's business by, for example, reducing the demand for newly originated mortgage loans due to the higher cost of borrowing, which could adversely impact loan production from GMFS.

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

The following table summarizes the Company’s exposure to its repurchase agreements, warehouse lines of credit and derivative counterparties at March 31, 2016:

	Number of Counterparties	Repurchase Agreement Borrowings (1)	Warehouse Lines of Credit	Swaps & Swaption at Fair Value	Exposure (2)	Exposure as a Percentage of Total Assets
	(dollars in thousands)
North America:
U.S.	4	$317,480	$75,397	$—	$104,542	13.0%
Canada (3)	1	45,532	—	—	14,783	1.8
	5	363,012	75,397	—	119,325	14.9%
Europe: (3)
United Kingdom	1	7,548	—	(1,641)	4,195	0.5%
Switzerland	2	27,510	26,081	—	9,552	1.2
	3	35,058	26,081	(1,641)	13,747	1.7%
Total Counterparty Exposure	8	$398,070	$101,478	$(1,641)	$133,072	16.6%

(1)	Includes accrued interest payable.
(2)	The exposure reflects the difference between (a) the amount loaned to the Company through repurchase agreements and warehouse lines of credit, including interest payable, plus the derivative liability and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets, plus derivative assets.
(3)	Includes foreign based counterparties as well as U.S. domiciled subsidiaries of such counterparties, as such transactions are generally entered into with a U.S. domiciled subsidiary of such counterparties.

The following table presents information with respect to any counterparty for repurchase agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at March 31, 2016:

Counterparty	Counterparty Rating (1)	Amount of Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percentage of Stockholders’ Equity
	(dollars in thousands)
Citibank, N.A. (3)	A/A1	$98,740	2	57.8%
RBC Capital Markets, LLC	AA-/A2	$14,783	<1	8.7%

(1)	The counterparty rating presented is the long-term issuer credit rating as rated at March 31, 2016 by S&P and Moody’s, respectively.
(2)	The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements, including interest payable, plus the net unrealized gain on swaps including collateral pledged and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such securities.
(3)	Includes amounts at risk with Citibank, N.A. and Citigroup Global Markets Inc. Counterparty rating is for Citibank, N.A. which represents $95.8 million of the total exposure. The remaining exposure is to Citigroup Global Markets Inc. which was rated A/Baa1 by S&P and Moody’s, respectively at March 31, 2016.

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

The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2016. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2016 that have materially affected, or was reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2016, the Company was not involved in any legal proceedings. Also, see “Liquidity and Capital Resources – GMFS Transaction” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this quarterly report on Form 10-Q for a discussion relating to the tolling agreement executed by GMFS.

Item 1A. Risk Factors

See the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and the Company's registration statement on Form S-4. There have been no material changes to the Company's risk factors during the three months ended March 31, 2016 other than the risk factors disclosed in the Company's registration statement on Form S-4.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits Files

Exhibit No.	Description
3.1*	Articles of Amendment and Restatement of ZAIS Financial Corp., incorporated by reference to Exhibit 3.1 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

3.2*	Articles Supplementary of ZAIS Financial Corp., incorporated by reference to Exhibit 3.2 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

3.3*	Bylaws of ZAIS Financial Corp., incorporated by reference to Exhibit 3.3 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

4.1*	Specimen Common Stock Certificate of ZAIS Financial Corp., incorporated by reference to Exhibit 4.1 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

10.1*	Agreement of Limited Partnership, dated as of July 29, 2011, of ZAIS Financial Partners, L.P., as amended on August 3, 2011, October 11, 2012, and December 13, 2012, incorporated by reference to Exhibit 10.2 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

10.2*	Amendment to Agreement of Limited Partnership, dated as of February 13, 2013, of ZAIS Financial Partners, L.P., incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-K (No. 001-35808), filed March 28, 2013.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Previously filed.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAIS FINANCIAL CORP

Date: May 10, 2016

	By:	/s/ Michael Szymanski
Michael Szymanski
Chief Executive Officer and President

	By:	/s/ Donna J. Blank
Donna J. Blank
Chief Financial Officer and Treasurer

