Form 10-Q
period 2016-06-30
ZAIS Financial Corp.
filed 2016-08-09
CIK 1527590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

The Company has 8,836,902 shares of common stock, par value $0.0001 per share, outstanding as of August 9, 2016.

EXHIBIT 31.1 CERTIFICATIONS

EXHIBIT 31.2 CERTIFICATIONS

EXHIBIT 32.1 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 10 U.S.C. SECTION 1350

EXHIBIT 32.2 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 10 U.S.C. SECTION 1350

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZAIS Financial Corp. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2016	December 31, 2015
	(Expressed in United States Dollars, except share data)
Assets
Cash and cash equivalents	$188,537,658	$20,793,716
Restricted cash	4,846,467	4,371,725
Mortgage loans held for investment, at fair value – $39,368,159 and $394,942,512 pledged as collateral, respectively	43,572,755	397,678,140
Mortgage loans held for investment, at cost	1,711,199	1,886,642
Mortgage loans held for sale, at fair value – $109,941,507 and $115,942,230 pledged as collateral, respectively	113,868,924	115,942,230
Real estate securities, at fair value – $76,681,507 and $95,627,850 pledged as collateral, respectively	84,616,561	109,339,281
Other Investment Securities, at fair value – $2,093,853 and $1,989,174 pledged as collateral, respectively	13,247,414	12,804,196
Loans eligible for repurchase from Ginnie Mae	38,845,598	34,745,103
Mortgage servicing rights, at fair value	44,495,707	48,209,016
Derivative assets, at fair value	6,373,774	2,376,187
Other assets	6,566,942	7,928,878
Goodwill	14,183,537	14,183,537
Intangible assets	4,486,100	4,880,270
Total assets	$565,352,636	$775,138,921
Liabilities
Warehouse lines of credit	$102,497,508	$100,768,428
Treasury securities repurchase agreements	69,254,000	—
Loan repurchase facilities	34,040,495	296,789,330
Securities repurchase agreements	58,712,839	73,300,159
Exchangeable Senior Notes	57,066,426	56,509,046
Contingent consideration	11,684,100	11,285,100
Derivative liabilities, at fair value	4,814,959	1,831,967
Dividends and distributions payable	3,559,120	3,559,120
Accounts payable and other liabilities	18,714,723	18,572,613
Liability for loans eligible for repurchase from Ginnie Mae	38,845,598	34,745,103
Total liabilities	399,189,768	597,360,866

Commitments and contingencies (Note 22)

Equity
12.5% Series A cumulative non-voting preferred stock, $0.0001 par value; 50,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 7,970,886 shares issued and outstanding	798	798
Additional paid-in capital	164,207,617	164,207,617
Accumulated deficit	(15,437,639)	(4,984,178)
Total ZAIS Financial Corp. stockholders’ equity	148,770,776	159,224,237
Non-controlling interests	17,392,092	18,553,818
Total equity	166,162,868	177,778,055
Total liabilities and equity	$565,352,636	$775,138,921

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Expressed in United States Dollars, except share data)

Interest income
Mortgage loans held for investment	$460,221	$6,423,504	$754,740	$13,049,493
Mortgage loans held for sale previously held for investment	2,410,828	—	8,492,678	—
Mortgage loans held for sale	916,060	793,224	1,690,023	1,401,456
Real estate securities	1,195,353	2,280,782	2,538,590	4,701,415
Other Investment Securities	204,679	63,838	416,026	96,381
Total interest income	5,187,141	9,561,348	13,892,057	19,248,745

Interest expense
Warehouse lines of credit	653,639	518,932	1,205,459	1,072,291
Treasury securities repurchase agreements	59,587	—	60,862	—
Loan repurchase facilities	1,620,802	2,371,281	4,080,076	4,724,217
Securities repurchase agreements	309,773	394,542	631,745	797,051
Exchangeable Senior Notes	1,469,924	1,442,994	2,932,860	2,879,667
Total interest expense	4,113,725	4,727,749	8,911,002	9,473,226
Net interest income	1,073,416	4,833,599	4,981,055	9,775,519

Non-interest income
Mortgage banking activities, net	15,579,439	12,102,993	27,232,353	23,255,382
Loan servicing fee income, net of direct costs	2,055,651	1,667,635	4,109,447	3,304,734
Change in fair value of mortgage servicing rights	(6,195,117)	3,647,722	(14,249,423)	222,808
Other income	21,450	12,201	33,910	24,057
Total non-interest income	11,461,423	17,430,551	17,126,287	26,806,981

Other gains/(losses)
Change in unrealized gain or loss on mortgage loans held for investment and held for sale previously held for investment	(22,480,755)	1,246,996	(19,962,762)	47,241
Change in unrealized gain or loss on real estate securities	1,129,571	(1,965,302)	(663,530)	(2,143,073)
Change in unrealized gain or loss on Other Investment Securities	338,238	8,207	362,860	144,527
Change in unrealized gain or loss on real estate owned	996,173	(93,212)	929,407	8,568
Change in unrealized gain or loss on Treasury securities	3,392	—	9,333	—
Realized gain on mortgage loans held for investment and held for sale previously held for investment	22,319,368	472,740	22,855,712	616,851
Realized gain (loss) on real estate securities	—	75,659	(724,607)	75,659
Realized loss on Other Investment Securities	—	(39,360)	—	(39,360)
Realized gain/(loss) on real estate owned	106,585	(24,589)	108,814	(3,912)
Realized gain on Treasury securities	24,711	—	24,711	—
Gain/(loss) on derivative instruments related to investment portfolio	69,673	1,401,457	(606,595)	494,367
Total other gains/(losses)	2,506,956	1,082,596	2,333,343	(799,132)

Expenses
Advisory fee - related party	773,357	717,488	1,540,835	1,428,288
Salaries, commissions and benefits	9,505,846	8,090,407	17,471,938	15,489,665
Operating expenses	2,683,898	3,953,156	5,724,782	6,872,804
Other expenses	3,144,117	976,263	5,747,982	2,111,462
Total expenses	16,107,218	13,737,314	30,485,537	25,902,219

Net (loss)/income before income taxes	(1,065,423)	9,609,432	(6,044,852)	9,881,149

Income tax expense (benefit)	55,330	2,899,916	(1,547,905)	2,754,387
Net (loss)/income	(1,120,753)	6,709,516	(4,496,947)	7,126,762

Net (loss)/income allocated to non-controlling interests	(82,748)	655,705	(420,194)	699,171
Net (loss)/income attributable to ZAIS Financial Corp. common stockholders	$(1,038,005)	$6,053,811	$(4,076,753)	$6,427,591

Net (loss)/income per share applicable to ZAIS Financial Corp. common stockholders:
Basic	$(0.13)	$0.76	$(0.51)	$0.81
Diluted	$(0.13)	$0.65	$(0.51)	$0.79
Weighted average number of shares of common stock:
Basic	7,970,886	7,970,886	7,970,886	7,970,886
Diluted	8,897,800	10,677,360	8,897,800	10,677,360

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries

Condensed Consolidated Statements of Equity (Unaudited)

(Expressed in United States Dollars, except share data)

	Preferred Stock		Common Stock
	Shares of Preferred Stock	Preferred Stock at Par	Shares of Common Stock	Common Stock at Par	Additional Paid-in Capital	(Accumulated Deficit)/Retained Earnings	ZAIS Financial Corp. Stockholders' Equity	Non-Controlling Interests	Total Equity
Six months ended June 30, 2015
Balance at December 31, 2014	—	$—	7,970,886	$798	$164,207,617	$9,029,947	$173,238,362	$20,145,450	$193,383,812
Distributions on OP units	—	—	—	—	—	—	—	(741,532)	(741,532)
Dividends on common stock	—	—	—	—	—	(6,376,708)	(6,376,708)	—	(6,376,708)
Contributions	—	—	—	—	—	—	—	50,000	50,000
Net income	—	—	—	—	—	6,427,591	6,427,591	699,171	7,126,762
Balance at June 30, 2015	—	$—	7,970,886	$798	$164,207,617	$9,080,830	$173,289,245	$20,153,089	$193,442,334

Six months ended June 30, 2016
Balance at December 31, 2015	—	$—	7,970,886	$798	$164,207,617	$(4,984,178)	$159,224,237	$18,553,818	$177,778,055
Distributions on OP units	—	—	—	—	—	—	—	(741,532)	(741,532)
Dividends on common stock	—	—	—	—	—	(6,376,708)	(6,376,708)	—	(6,376,708)
Net loss	—	—	—	—	—	(4,076,753)	(4,076,753)	(420,194)	(4,496,947)
Balance at June 30, 2016	—	$—	7,970,886	$798	$164,207,617	$(15,437,639)	$148,770,776	$17,392,092	$166,162,868

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
	(Expressed in United States Dollars)
Cash flows from operating activities
Net (loss)/ income	$(4,496,947)	$7,126,762
Adjustments to reconcile net (loss)/income to net cash provided by/(used in) operating activities:
Net accretion of discounts related to mortgage loans held for investment and held for sale previously held for investment	(1,725,347)	(3,908,199)
Net accretion of discounts related to real estate securities	(1,054,718)	(2,323,969)
Net accretion of discounts related to Other Investment Securities	(80,358)	(43,674)
Change in unrealized gain or loss on mortgage loans held for investment and held for sale previously held for investment	19,962,762	(47,241)
Change in unrealized gain or loss on real estate securities	663,530	2,143,073
Change in unrealized gain or loss on Other Investment Securities	(362,860)	(144,527)
Change in unrealized gain or loss on real estate owned	(929,407)	(8,568)
Change in fair value of mortgage servicing rights	14,249,423	(222,808)
Realized gain on mortgage loans held for investment and held for sale previously held for investment	(22,855,712)	(616,851)
Realized loss on real estate securities	724,607	(75,659)
Realized loss on other investment securities	—	39,360
Realized gain on real estate owned	(108,814)	3,912
Change in unrealized gain or loss on derivative instruments	(1,014,595)	(1,432,940)
Amortization of Exchangeable Senior Notes discount	557,380	504,188
Depreciation and amortization expense	469,332	457,962
Proceeds from sale and principal payments on mortgage loans held for sale	1,042,529,074	981,116,104
Originations and purchases of mortgage loans held for sale	(1,002,159,835)	(955,619,927)
Gain on sale of mortgage loans held for sale	(38,295,933)	(32,524,259)
Capitalization of originated mortgage servicing rights	(10,536,114)	(9,090,394)
Changes in operating assets and liabilities:
Decrease/(increase) in other assets	3,838,218	(473,839)
Increase in accounts payable and other liabilities	142,110	2,869,402
Increase in contingent consideration	399,000	849,232
Net cash used in operating activities	(85,204)	(11,422,860)

Cash flows from investing activities
Origination of mortgage loans held for investment	(1,405,191)	(2,194,438)
Acquisition of mortgage loans held for investment	(22,922,925)	(685,481)
Proceeds from principal repayments on mortgage loans held for investment and held for sale previously held for investment.	24,560,926	16,483,220
Proceeds from sale of mortgage loans held for sale previously held for investment	357,153,092	—
Acquisitions of real estate securities	—	(1,989,345)
Proceeds from principal repayments on real estate securities	8,295,003	8,955,597
Proceeds from sales of real estate securities	16,094,298	10,486,280
Acquisitions of other investment securities	—	(12,420,044)
Proceeds from sales of other investment securities	—	2,241,387
Proceeds received for the final reconciliation of purchase price relating to the acquisition of GMFS	—	1,684,263
Restricted cash (used in)/provided by investment activities	(474,742)	4,861,949
Net cash provided by investing activities	381,300,461	27,423,388

Cash flows from financing activities
Net borrowings under warehouse lines of credit	1,729,080	6,675,380
Borrowings from Treasury securities repurchase agreements	108,839,000	—
Repayments of Treasury securities repurchase agreements	(39,585,000)	—
Net (repayments)/borrowings under loan repurchase facilities	(262,748,835)	(3,941,577)
Borrowings from securities repurchase agreements	402,192	1,297,081
Repayments of securities repurchase agreements	(14,989,512)	(18,118,646)
Dividends on common stock and distributions on OP units (net of change in dividends and distributions payable)	(7,118,240)	(7,118,240)
Contributions from non-controlling interests	—	50,000
Net cash provided by financing activities	(213,471,315)	(21,156,002)
Net increase in cash and cash equivalents	167,743,942	(5,155,474)

Cash and cash equivalents
Beginning of period	20,793,716	33,791,013
End of period	$188,537,658	$28,635,539

Noncash investing and financing activities
Accrued dividends and distributions payable	$3,559,120	$3,559,120
Conversion of mortgage loans held for investment to real estate owned	$1,513,223	$1,137,292

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Organization

ZAIS Financial Corp. (together with its subsidiaries, the "Company") was incorporated in Maryland on May 24, 2011, and has elected to be taxed and to qualify as a real estate investment trust ("REIT") beginning with the taxable year ended December 31, 2011. The Company completed its formation transaction and commenced operations on July 29, 2011.

The Company invests in residential mortgage loans. GMFS, LLC (“GMFS”), a mortgage banking platform the Company acquired in October 2014, originates, sells and services residential mortgage loans and the Company may acquire performing, re-performing and newly originated loans through other channels. The Company also invests in, finances and manages residential mortgage-backed securities ("RMBS") that are not issued or guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or an agency of the U.S. Government, such as Government National Mortgage Association ("Ginnie Mae") ("non-Agency RMBS"), with an emphasis on securities that, when originally issued, were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations and residential mortgage servicing rights (“MSRs”). The Company also has the discretion to invest in RMBS that are issued or guaranteed by a federally chartered corporation or a U.S. Government agency ("Agency RMBS"), including through To-Be-Announced ("TBA") contracts, and in other real estate-related and financial assets.

 The Company is the sole general partner of, and conducts substantially all of its business through, ZAIS Financial Partners, L.P. (“Company Operating Partnership” or the “Operating Partnership”). The Company is externally managed by ZAIS REIT Management, LLC (the "Advisor"), a subsidiary of ZAIS Group, LLC ("ZAIS"), and has no employees except for those employed by GMFS. GMFS had 242 employees at June 30, 2016.

On April 6, 2016, the Company, the Operating Partnership, ZAIS Merger Sub, LLC (“Merger Sub”), a wholly owned subsidiary of the Company, Sutherland Asset Management Corporation ( “Sutherland”) and Sutherland Partners, L.P. (“Sutherland Operating Partnership”) entered into an agreement and plan of merger, as amended as of May 9, 2016 (the “Sutherland Merger Agreement”). Subject to the terms and conditions of the Sutherland Merger Agreement, (i) Sutherland will merge with and into Merger Sub (the “Sutherland Merger”), with Merger Sub surviving the Sutherland Merger and continuing as a wholly owned subsidiary of the Company and (ii) Sutherland Operating Partnership will merge with and into Company Operating Partnership (the “Partnership Merger” and together with the Sutherland Merger, the “Mergers”), with Company Operating Partnership surviving the Partnership Merger. The transaction will be accounted for as a reverse merger.

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

Additionally, on April 6, 2016, the Company, the Operating Partnership, certain subsidiaries of the Company, Sutherland, and Waterfall Asset Management, LLC (“Waterfall”) entered into a management agreement, as amended as of May 9, 2016 (the “Sutherland Management Agreement”), and the Company and Waterfall entered into a related Side-Letter Agreement (the “Side Letter Agreement”). Pursuant to the Sutherland Management Agreement and the Side Letter Agreement, effective upon the closing of the Mergers, the Company will retain Waterfall to provide investment advisory services to the Company on the terms and conditions set forth in the Sutherland Management Agreement. In exchange for services provided, the Company will pay Waterfall a management fee and the Operating Partnership will issue Waterfall a newly authorized special limited partnership unit entitling Waterfall to an incentive fee under the terms of the Sutherland Management Agreement. The Sutherland Management Agreement has an initial term of three years, after which it will renew automatically for additional one year terms. In the event that the Merger Agreement is terminated prior to the consummation of the Mergers, the Sutherland Management Agreement and the Side Letter Agreement will automatically terminate and be of no further effect.

The decision to enter the Sutherland Merger Agreement resulted from a strategic review of the Company. As a result of that review, in order to reduce market risk in its investment portfolio, prior to entering into the Sutherland Merger Agreement, the Company had begun the process of selling its seasoned, re-performing mortgage loans from its residential mortgage investments segment. The Sutherland Merger Agreement requires the Company to complete the sale of its seasoned, re-performing mortgage loans as a condition to closing of the Mergers. The sale of the mortgage loans, which also included real estate owned (“REO”), was completed on May 26, 2016. These mortgage loan sales resulted in a reduction of the Company’s investment income and, if the Mergers are not completed, may therefore result in a decision to reduce or curtail dividends in the future. Additionally, as part of the strategic review, the Company had made the decision to cease the purchase of newly originated residential mortgage loans as part of its mortgage conduit purchase program and is in the process of terminating contracts and surrendering governmental licenses relating to the Company’s mortgage conduit business. The Sutherland Merger Agreement requires the Company to complete this process of terminating contracts and surrendering governmental licenses.

The Company's income is generated primarily by the net spread between the income it earns on its assets and the cost of its financing and hedging activities in its residential mortgage investments segment, and the origination, sale and servicing of residential mortgage loans in its residential mortgage banking segment. The Company's objective is to provide attractive risk-adjusted returns to its stockholders, primarily through quarterly dividend distributions and secondarily through capital appreciation. On May 26, 2016, the Company entered into a contract providing for and completed the sale of its seasoned, re-performing mortgage loans, including REO. The sale of these loans has resulted in a reduction of the Company’s investment income and, if the Mergers are not completed, may therefore result in a decision to reduce or curtail dividends in the future (see Note 5 – Mortgage Loans Held for Investment, at Fair Value and Held for Sale Previously Held for Investment, at Fair Value – “Distressed and re-performing loans at the time of purchase”).

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

The Company does not have any other “Other Comprehensive Income” items other than those reported in its condensed consolidated statement of operations.

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

The Company, which serves as the sole general partner of and conducts substantially all of its business through the Operating Partnership, held approximately 89.6% of the operating partnership units ("OP Units") in the Operating Partnership at June 30, 2016 and December 31, 2015. The Operating Partnership in turn holds directly or indirectly all of the equity interests in its subsidiaries.

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

The Company has evaluated its interests in its real estate investment securities and its interests in the securitizations discussed in the preceding paragraph to determine if each represents a variable interest in a VIE. The Company monitors these investments and its investment in the securities and analyzes them for potential consolidation. The Company determined that it was not the primary beneficiary of the VIEs and therefore none of the VIEs were consolidated at June 30, 2016 or December 31, 2015. The maximum exposure of the Company to VIEs is limited to the fair value of its investments in real estate securities and MSRs as disclosed in the Company's consolidated balance sheets.

Cash and Cash Equivalents

The Company considers highly liquid short-term interest bearing instruments with original maturities of three months or less and other instruments readily convertible into cash to be cash equivalents.

Mortgage Loans Held for Sale Previously Held for Investment

Mortgage loans which the Company has decided it no longer intends to hold for the foreseeable future are reclassified from mortgage loans held for investment to mortgage loans held for sale previously held for investment.  These mortgage loans were reported at fair value when held for investment and held for sale.

The Company decided during the three months ended March 31, 2016 that it no longer intended to hold its seasoned, re-performing mortgage loan portfolio for the foreseeable future and, as such, reclassified mortgage loans with a fair value of $368,956,195 from held for investment to held for sale previously held for investment. These loans were sold on May 26, 2016.

Other Investment Securities

The Company held Freddie Mac Structured Agency Credit Risk Notes (“FMRT Notes”) at June 30, 2016 and December 31, 2015, and during the three and six months ended June 30, 2016 and June 30, 2015. Additionally, the Company held Fannie Mae's Risk Transfer Notes (“FNRT Notes”) at June 30, 2016 and December 31, 2015, during the three and six months ended June 30, 2016, and during the three months ended June 30, 2015 (the FMRT Notes and the FNRT Notes are collectively referred to as the “Other Investment Securities”). The Other Investment Securities represent unsecured general obligations of Fannie Mae and Freddie Mac and are structured to be subject to the performance of a certain pool of residential mortgage loans.

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

For the three and six months ended June 30, 2016 and June 30, 2015, the Company recorded the following changes in the consideration liability:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Beginning balance	$11,483,100	$11,953,838	$11,285,100	$11,430,413
Change in fair value	201,000	325,807	399,000	849,232
Ending balance	$11,684,100	$12,279,645	$11,684,100	$12,279,645

The increase in the estimated liability for the three and six months ended June 30, 2016 and June 30, 2015 resulted from the impact of the passage of time. The change in the contingent consideration liability is included in operating expenses in the consolidated statements of operations.

The Company has delayed the first year installment payment of the contingent consideration pursuant to the indemnification provisions in the GMFS Merger Agreement (see Note 22 – Commitment and Contingencies).

Goodwill

Goodwill, with a carrying amount of $14,183,537 at June 30, 2016 and December 31, 2015, represents the excess of the purchase price over the fair value of the net assets acquired and has been allocated to the Company’s residential mortgage banking segment.

The changes in the carrying amount of the goodwill during the six months ended June 30, 2016 and June 30, 2015.

	Six Months Ended
	June 30, 2016	June 30, 2015
Beginning balance	$14,183,537	$16,512,680
Reversal of a liability existing as of the date of acquisition	—	(385,610)
Finalization of purchase price based upon final reconciliation	—	(1,943,533)
Ending balance	$14,183,537	$14,183,537

Goodwill is not amortized but is tested for impairment on the anniversary date of the acquisition or more frequently if events or changes in circumstances indicate that a potential impairment may have occurred. No impairment losses relating to goodwill were recorded for the three and six months ended June 30, 2016 or June 30, 2015.

Intangible Assets

The following table presents information about the intangible assets acquired by the Company:

	Estimated Fair Value	Estimated Useful Life
Trade name	$2.0 million	10 years
Customer relationships	1.3 million	10 years
Licenses	1.0 million	3 years
Favorable lease	1.5 million	12 years
Total Intangible assets	$5.8 million

Amortization expense related to the intangible assets for the three and six months ended June 30, 2016 and June 30, 2015 was as follows:

Three Months Ended		Six Months Ended
June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
$197,085	$197,085	$394,170	$394,171

Such amounts are recorded as other expenses in the consolidated statements of operations.

At June 30, 2016 and December 31, 2015, accumulated amortization is as follows:

	June 30, 2016	December 31, 2015
Trade name	$333,340	$233,338
Customer relationships	216,660	151,662
Licenses	555,560	388,892
Favorable lease	208,340	145,838
Total accumulated amortization	$1,313,900	$919,730

Amortization expense related to the intangible assets for the period July 1, 2016 to December 31, 2016 and for the five years subsequent to December 31, 2016 will be as follows:

July 1, 2016 – December 31, 2016	$394,170
2017	$732,776
2018	$455,004
2019	$455,004
2020	$455,004
2021	$455,004

No impairment losses relating to intangible assets were recorded for the three and six months ended June 30, 2016 or June 30, 2015.

4. Fair Value

Fair Value Measurement

The Company’s has elected the Fair Value Option for its mortgage loans held for investment, real estate securities, other investment securities and the related derivative instruments. The Company generally intends to hold these investments and related derivatives to generate interest income, however the Company has and may continue to sell certain of these investments as part of its overall investment strategy.

The Company has also elected the Fair Value Option for its mortgage loans held for sale and MSRs in its residential mortgage banking segments. The Company mortgage banking operations include originating and selling residential mortgage loans, some of which will be sold servicing retained.

The Company’s management believes that reporting these instruments at their fair value better represents the Company’s financial position than historical cost.

Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following tables present the Company’s financial instruments that were accounted for at fair value on a recurring basis at June 30, 2016 and December 31, 2015 by level within the fair value hierarchy:

June 30, 2016

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for investment	$—	$—	$43,572,755	$43,572,755
Mortgage loans held for sale		113,868,924	—	113,868,924
Real estate securities	—	—	84,616,561	84,616,561
Other Investment Securities	—	—	13,247,414	13,247,414
MSRs	—	—	44,495,707	44,495,707
Derivative assets	—	—	6,373,774	6,373,774
Total	$—	$113,868,924	$192,306,211	$306,175,135
Liabilities
Contingent consideration	$—	$—	$11,684,100	$11,684,100
Derivative liabilities	—	4,814,959	—	4,814,959
Total	$—	$4,814,959	$11,684,100	$16,499,059

December 31, 2015

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for investment	$—	$—	$397,678,140	$397,678,140
Mortgage loans held for sale	—	115,942,230	—	115,942,230
Real estate securities	—	—	109,339,281	109,339,281
Other Investment Securities	—	—	12,804,196	12,804,196
MSRs	—	—	48,209,016	48,209,016
Derivative assets	—	—	2,376,187	2,376,187
Total	$—	$115,942,230	$570,406,820	$686,349,050
Liabilities
Contingent consideration	$—	$—	$11,285,100	$11,285,100
Derivative liabilities	—	1,822,096	9,871	1,831,967
Total	$—	$1,822,096	$11,294,971	$13,117,067

The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Mortgage Loans Held for Investment and Held for Sale Previously Held for Investment, Real Estate Securities and Other Investment Securities

	Six Months Ended			Six Months Ended
	June 30, 2016			June 30, 2015
	Mortgage Loans Held for Investment and Held for Sale Previously Held for Investment	Real Estate Securities	Other Investment Securities	Mortgage Loans Held for Investment	Real Estate Securities	Other Investment Securities
Balance, beginning of period	$397,678,140	$109,339,281	$12,804,196	$415,959,838	$148,585,733	$2,040,532
Originations/acquisitions	24,328,116	—	—	2,879,919	1,989,345	12,420,044
Proceeds from sales	(357,153,092)	(16,094,298)	—	—	(10,486,280)	(2,241,387)
Amortization of premiums	(57,157)	—	—	(934)	—	—
Net accretion of discounts	1,782,503	1,054,718	80,358	3,909,133	2,323,969	43,674
Proceeds from principal repayments	(24,385,483)	(8,295,003)	—	(16,135,377)	(8,955,597)	—
Conversion of mortgage loans to real estate owned	(1,513,223)	—	—	(1,137,292)	—	—
Total losses (realized/unrealized) included in earnings	(21,305,032)	(2,675,067)	(14,756)	(14,896,740)	(2,950,921)	(161,564)
Total gains (realized/unrealized) included in earnings	24,197,983	1,286,930	377,616	15,560,832	883,507	266,731
Balance, end of period	$43,572,755	$84,616,561	$13,247,414	$406,139,379	$131,389,756	$12,368,030
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$689,391	$(1,293,723)	$362,859	$(5,994)	$(2,108,636)	$(83,166)

Derivative Instruments

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Loan Purchase Commitments	Interest Rate Lock Commitments	Loan Purchase Commitments	Interest Rate Lock Commitments
Beginning balance	$(9,871)	$2,376,187	$4,037	$2,481,063
Change in unrealized gain or loss	9,871	3,997,587	(66,834)	(235,643)
Ending balance	$—	$6,373,774	$(62,797)	$2,245,420
The amount of total gains or (losses) for the year included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the reporting date	$—	$3,997,587	$(66,834)	$(235,643)

MSRs

See Note 8 – "Mortgage Servicing Rights, at Fair Value" for additional information about the Company's MSRs.

Contingent Consideration

See Note 3 – "GMFS Transaction" for additional information about the Company's contingent consideration.

There were no financial assets or liabilities that were accounted for at fair value on a nonrecurring basis at June 30, 2016 or December 31, 2015. During the three and six months ended June 30, 2016 and June 30, 2015, mortgage loans held for investment were transferred out of Level 3 when the properties were foreclosed and were classified as REO. There were no other transfers into or out of Level 1, Level 2 or Level 3 during the three or six months ended June 30, 2016 or June 30, 2015.

The following tables present quantitative information about the Company's assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value at June 30, 2016	Valuation Technique(s)	Unobservable Input	Min	Max	Weighted Average
Mortgage loans Held for Investment	$43,572,755	Discounted cash flow model	Constant voluntary prepayment	—%	—%	12.1%
			Constant default rate	—%	—%	0.2%
Non-Agency RMBS
Alternative – A	$24,831,414	Broker quotes/comparable trades	Constant voluntary prepayment	1.7%	17.7%	12.1%
			Constant default rate	0.1%	15.5%	2.8%
			Loss severity	0.3%	90.9%	21.8%
			Delinquency	1.8%	22.2%	8.2%
Pay option adjustable rate	25,641,024	Broker quotes/comparable trades	Constant voluntary prepayment	2.3%	8.0%	4.3%
			Constant default rate	1.0%	9.3%	3.4%
			Loss severity	0.0%	68.2%	32.5%
			Delinquency	4.6%	19.4%	12.2%
Prime	27,798,893	Broker quotes/comparable trades	Constant voluntary prepayment	3.3%	18.1%	8.5%
			Constant default rate	0.2%	11.0%	3.6%
			Loss severity	0.0%	95.1%	25.9%
			Delinquency	3.4%	26.7%	11.3%
Subprime	6,345,230	Broker quotes/comparable trades	Constant voluntary prepayment	1.2%	4.4%	3.1%
			Constant default rate	3.8%	8.1%	5.2%
			Loss severity	10.6%	85.0%	48.9%
			Delinquency	18.5%	27.3%	21.3%
Total Non-Agency RMBS	$84,616,561

Other Investment Securities	$13,247,414	Broker quotes/comparable trades	Constant voluntary prepayment	4.0%	25.6%	7.5%

MSRs	$44,495,707	Discounted cash flow model	Constant voluntary prepayment	11.9%	13.9%	12.9%
			Cost of servicing	$77	$109	$89
			Discount rate	9.0%	10.0%	9.4%

Contingent consideration	$11,684,100	Option pricing model	Discount rate	10.2%	10.8%	10.5%
			Production volatility	—	—	20.0%
			Profitability volatility	—	—	50.0%

	Fair Value at December 31, 2015	Valuation Technique(s)	Unobservable Input	Min	Max	Weighted Average
Mortgage loans held for Investment	$397,678,140	Discounted cash flow model	Constant voluntary prepayment	1.9%	5.0%	3.2%
			Constant default rate	1.4%	5.0%	3.1%
			Loss severity	5.9%	37.2%	22.1%
			Delinquency	6.3%	13.2%	10.9%
Non-Agency RMBS
Alternative – A	$35,998,175	Broker quotes/comparable trades	Constant voluntary prepayment	2.7%	18.9%	12.9%
			Constant default rate	0.2%	7.8%	2.8%
			Loss severity	0.0%	85.0%	21.0%
			Delinquency	1.4%	22.2%	8.9%
Pay option adjustable rate	32,209,538	Broker quotes/comparable trades	Constant voluntary prepayment	2.2%	13.5%	7.5%
			Constant default rate	0.5%	13.0%	3.5%
			Loss severity	0.0%	95.6%	40.0%
			Delinquency	5.3%	21.9%	12.3%
Prime	32,482,521	Broker quotes/comparable trades	Constant voluntary prepayment	3.6%	21.0%	8.0%
			Constant default rate	0.5%	9.4%	3.7%
			Loss severity	0.0%	85.1%	28.9%
			Delinquency	4.4%	25.5%	12.0%
Subprime	8,649,047	Broker quotes/comparable trades	Constant voluntary prepayment	1.2%	7.7%	3.9%
			Constant default rate	3.0%	8.0%	6.2%
			Loss severity	11.1%	128.5%	54.0%
			Delinquency	18.3%	28.0%	22.2%
Total Non-Agency RMBS	$109,339,281

Other Investment Securities	$12,804,196	Broker quotes/comparable trades	Constant voluntary prepayment	4.0%	18.4%	6.9%

MSRs	$48,209,016	Discounted cash flow model	Constant voluntary prepayment	8.5%	10.5%	9.3%
			Cost of servicing	$77	$110	$92
			Discount rate	9.0%	10.0%	9.4%

Contingent consideration	$11,285,100	Option pricing model	Discount rate	10.2%	10.8%	10.5%
			Production volatility	—	—	20.0%
			Profitability volatility	—	—	50.0%

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

The following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Pull-through rate
Range	58.7% - 100.0%	62.4% – 100.0%
Weighted average	84.6%	87.6%
MSR value expressed as:
Servicing fee multiple
Range	(0.1%) – 6.1%	0.8% - 5.9%
Weighted average	4.4%	4.3%
Percentage of unpaid principal balance
Range	0.0% - 1.7%	0.3% - 1.7%
Weighted average	1.1%	1.1%

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

The following table presents the difference between the fair value and the aggregate unpaid principal amount and/or notional balance of assets for which the fair value option was elected at June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Fair Value	Unpaid Principal and/or Notional Balance (2)	Difference	Fair Value	Unpaid Principal and/or Notional Balance (2)	Difference
Financial instruments, at fair value
Mortgage loans held for investment (1)	$43,572,755	$42,259,291	$1,313,464	$397,678,140	$444,500,063	$(46,821,923)
Mortgage loans held for sale	113,868,924	106,414,694	7,454,230	115,942,230	111,393,424	4,548,806
Real estate securities (2)	84,616,561	134,410,566	(49,794,005)	109,339,281	168,925,162	(59,585,881)
Other Investment Securities	13,247,414	13,391,774	(144,360)	12,804,196	13,398,851	(594,655)
MSRs	44,495,707	4,761,443,168	N/A (3)	48,209,016	4,173,927,393	N/A (3)

(1)	At June 30, 2016, the balance is comprised of loans that were newly originated at the time of purchase. At December 31, 2015, the balance is comprised of loans that were (i) distressed and re-performing at the time of purchase and (ii) newly originated at the time of purchase.
(2)	Real estate securities includes an IO with a notional balance of $28.1 million and $35.0 million at June 30, 2016 and December 31, 2015, respectively.
(3)	Amounts not presented. Unpaid principal balance of MSRs is generally significantly greater than their fair value.

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

The following table summarizes the estimated fair value and carrying value for all other financial instruments at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets
Cash and cash equivalents	$188,537,658	$188,537,658	$20,793,716	$20,793,716
Restricted cash	4,846,467	4,846,467	4,371,725	4,371,725
Mortgage loans held for investment, at cost	1,711,199	1,711,199	1,886,642	1,886,642

Liabilities
Warehouse lines of credit	$102,497,508	$102,497,508	$100,768,428	$100,768,428
Treasury securities repurchase agreements	69,254,000	69,254,000	—	—
Loan repurchase facilities	34,040,495	34,040,495	296,789,330	296,789,330
Securities repurchase agreements	58,712,839	58,712,839	73,300,159	73,300,159
Exchangeable Senior Notes	57,722,525	57,066,426	56,775,500	56,509,046

Cash and cash equivalents include cash on hand and Treasury securities for which fair value equals carrying value. Restricted cash represents the Company's cash held by counterparties as collateral against the Company's derivatives, loan repurchase facilities and securities repurchase agreements. Due to the short-term nature of the restrictions, fair value approximates carrying value. The Company considers the estimated fair value of its cash and cash equivalents and restricted cash to be a Level 1 measurement. The fair value of the mortgage loans held for investment, at cost is determined, where possible using secondary-market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan. Accordingly, mortgage loans held for investment, at cost are classified as Level 2 in the fair value hierarchy. The fair value of the Company's warehouse lines of credit and repurchase agreements related to the GMFS mortgage banking platform, Treasury securities repurchase agreements, loan repurchase facilities and securities repurchase agreements is based on an expected present value technique using observable market interest rates. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. Due to the short term nature of the maturities of these instruments the fair value estimated their carrying value. The Company considers the estimated fair value to be a Level 2 measurement. The fair value of the Exchangeable Senior Notes (see Note 13 - 8.0% Exchangeable Senior Notes due 2016) is based on observable market prices. The Company considers the estimated fair value to be a Level 2 measurement.

5. Mortgage Loans Held for Investment, at Fair Value and Held for Sale Previously Held for Investment, at Fair Value

Distressed and re-performing loans at the time of purchase

The Company did not acquire any mortgage loans held for investment which showed evidence of credit deterioration at the time of purchase during the three and six months ended June 30, 2016 or June 30, 2015.

During the three months ended March 31, 2016, the Company decided it no longer intended to hold its seasoned and re-performing mortgage loan portfolio which were held as loans held for investment, at fair value at December 31, 2015 for the foreseeable future and reclassified this portfolio to Mortgage loans held for sale previously held for investment, at fair value.

On May 26, 2016, the Company entered into a contract providing for and completed the sale of its seasoned, re-performing mortgage loans, including REO, with an unpaid principal balance of $430.7 million, including $27.0 million of non-interest bearing unpaid principal balance which had a carrying value of zero in the Company’s consolidated balance sheets at March 31, 2016 and December 31, 2015. The sale price was determined as a sum of (i) a percentage of the unpaid principal balance of the loans sold, (ii) accrued interest and (iii) outstanding, recoverable servicing advances.

The Company used $267.2 million out of the proceeds from the sale to repay the outstanding balance under its master repurchase agreement dated May 30, 2013 with Citibank N.A. (the "Citi Loan Repurchase Facility"), which was used to finance the purchase of such loans (see Note 11 – Loan Repurchase Facilities).

The following table presents additional information about the sale of the Company’s mortgage loans held for sale previously held for investment and REO for the three months ended June 30, 2016:

	Mortgage Loans Held for Sale, Previously Held for Investment	REO	Total
Balance at March 31, 2016 – at fair value	$368,956,195	$2,356,589	$371,312,784
Net accretion of discounts	2,410,828	—	2,410,828
Proceeds from principal repayments	(11,217,832)	(1,941,879)	(13,159,711)
Balance at time of sale – at fair value	360,149,191	414,710	360,563,901

Proceeds from sale:
Sale of unpaid principal balance, net of closing costs	(357,153,092)	(1,517,468)	(358,670,560)
Accrued interest	(2,410,828)	—	(2,410,828)
Total – proceeds from sale	(359,563,920)	(1,517,468)	(361,081,388)

Proceeds less than (in excess of) carrying amount	585,271	(1,102,758)	(517,487)

Realized gain (loss) on sale, based on amortized cost	22,203,418	106,585	22,310,003
Reversal of previously recognized change in unrealized gain or loss	(22,788,689)	996,173	(21,792,516)
Net (loss) gain on sale for the three months ended June 30, 2016	(585,271)	1,102,758	517,487

Balance at June 30, 2016 – at fair value	$—	$—	$—

The realized gain (loss) on sale and reversal of previously recognized change in unrealized gain or loss are included in (i) realized gain on mortgage loans held for investment and held for sale previously held for investment and realized gain on REO and (ii) change in unrealized gain or loss on mortgage loans held for investment and held for sale previously held for investment and change in unrealized gain or loss on REO, respectively, in the Company’s consolidated statements of operations.

Additionally, the Company received $747,083 relating to outstanding, recoverable servicing advances which were included in other assets in the consolidated balance sheets.

The net proceeds from the transaction are as follows:

Proceeds from sale:
Unpaid principal balance and accrued interest	$361,081,388
Servicing advances	747,083
Total – proceeds from sale	361,828,471

Payoff Citi Loan Repurchase Facility	(267,192,460)
Net proceeds from sale	$94,636,011

The following tables present certain information regarding the Company's mortgage loans at December 31, 2015 which showed evidence of credit deterioration at the time of purchase:

December 31, 2015

Mortgage Loans Held for Investment

	Unpaid			Gross Unrealized (1)			Difference Between Fair Value and Aggregate Unpaid	Weighted Average
	Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Principal Balance	Coupon	Unleveraged Yield

Performing
Fixed	$240,031,119	$(44,650,666)	$195,380,453	$23,626,555	$(2,521,921)	$216,485,087	$(23,546,032)	4.70%	7.59%
ARM	143,625,653	(15,597,990)	128,027,663	5,918,004	(3,126,826)	130,818,841	(12,806,812)	3.63	7.15
Total performing	383,656,772	(60,248,656)	323,408,116	29,544,559	(5,648,747)	347,303,928	(36,352,844)	4.30	7.41
Non-performing (2)	40,100,775	(7,515,130)	32,585,645	990,974	(4,245,960)	29,330,659	(10,770,116)	4.65	7.78
Total	$423,757,547	$(67,763,786)	$355,993,761	$30,535,533	$(9,894,707)	$376,634,587	$(47,122,960)	4.34%	7.45%

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded the following as change in unrealized gain or loss on mortgage loans held for investment and held for sale previously held for investment in the consolidated statements of operations:

Three Months Ended		Six Months Ended
June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
$(22,788,689)	$1,315,423	$(20,639,828)	$228,888

(2)	Loans that are delinquent for 60 days or more are considered non-performing.

The following table presents the change in accretable yield for the Company's mortgages held for investment which had shown evidence of credit deterioration since origination at the time of purchase for the six months ended June 30, 2016 and June 30, 2015:

	Six Months Ended
	June 30, 2016	June 30, 2015
Accretable yield, beginning of period	$247,751,944	$267,509,905
Acquisitions	—	—
Accretion	(2,410,833)	(12,994,521)
Reclassifications from nonaccretable difference	—	3,502,800
Reduction due to sale of loans	(245,341,111)	—
Accretable yield, end of period	$—	$258,018,184

Newly originated loans at the time of purchase

During the three and six months ended June 30, 2016 and June 30, 2015, the Company's acquisition of mortgage loans held for investment which were newly originated at the time of purchase was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Aggregate Unpaid Principal Balance	$12,558,667	$1,403,081	$23,941,629	$2,879,919
Loan Repurchase Facilities Used	$11,120,741	$1,179,015	$21,289,983	$2,481,602

The following tables present certain information regarding the Company's mortgage loans held for investment, at fair value, at June 30, 2016 and December 31, 2015 which were newly originated at the time of purchase and sourced through the Company’s loan purchase program:

June 30, 2016

	Unpaid			Gross Unrealized (1)			Weighted Average
	Principal Balance	Premium	Amortized Cost	Gains	Losses	Fair Value	Coupon	Unleveraged Yield
Performing
Fixed	$33,861,144	$575,706	$34,436,850	$550,942	$(4,341)	$34,983,451	4.81%	4.56%
ARM	8,398,147	119,390	8,517,537	71,767	—	8,589,304	4.45	4.86
Total Mortgage Loans Held for Investment	$42,259,291	$695,096	$42,954,387	$622,709	$(4,341)	$43,572,755	4.74%	4.54%

December 31, 2015

	Unpaid			Gross Unrealized (1)			Weighted Average
	Principal Balance	Premium	Amortized Cost	Gains	Losses	Fair Value	Coupon	Unleveraged Yield
Performing
Fixed	$17,674,257	$315,860	$17,990,117	$58,069	$(99,486)	$17,948,700	5.05%	4.89%
ARM	3,068,259	44,875	3,113,134	—	(18,280)	3,094,854	4.37	4.25
Total Mortgage Loans Held for Investment	$20,742,516	$360,735	$21,103,251	$58,069	$(117,766)	$21,043,554	4.95%	4.79%

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded the following as change in unrealized gain or loss on mortgage loans held for investment and held for sale previously held for investment in the consolidated statements of operations:

Three Months Ended		Six Months Ended
June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
$307,934	$(67,192)	$677,066	$(73,077)

Concentrations

The Company's mortgage loans held for investment, at fair value consists of mortgage loans on residential real estate located throughout the United States. The following is a summary of certain concentrations of credit risk in the mortgage loan portfolio at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015

Percentage of fair value of mortgage loans with unpaid principal balance to current property value in excess of 100%	—%		44.1%
Percentage of fair value of mortgage loans secured by properties in the following states:

Each representing 10% or more of fair value:
California	48.8%		26.2%
Florida	—	(1)%	16.1%
Additional state representing more than 5% of fair value:
Texas	9.0%		—	(2)%
Louisiana	6.1%		—	(2)%
Georgia	6.1%		6.1%
Percentage of unpaid principal balance of mortgage loans carrying mortgage insurance	—%		8.2%

(1) State did not represent more than 10% of the fair value as of the balance sheet date.

(2) State did not represent more than 5% of the fair value as of the balance sheet date.

The range of interest rates and contractual maturities of the Company's mortgage loans held for investment at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Interest rates	3.50% -6.75%	1.75% - 12.20%
Contractual maturities	15 - 30 years	1 - 45 years

REO

Additional information about the Company’s REO assets at June 30, 2016 and December 31, 2015, are as follows:

	June 30, 2016	December 31, 2015
Net realizable value (included in other assets in the Company's consolidated balance sheets)	$—	$1,784,670
Carrying amount of mortgage loans held for investment, at fair value secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction	—	5,597,611

6. Mortgage Loans Held for Sale, at Fair Value

During the six months ended June 30, 2016 and June 30, 2015, the Company's mortgage loans held for sale activity was as follows:

	Six Months Ended
	June 30, 2016	June 30, 2015
Balance at beginning of period	$115,942,230	$97,690,960
Originations and purchases	1,002,159,835	955,619,927
Proceeds from sales and principal payments	(1,042,529,074)	(981,116,104)
Transfers from mortgage loans held for investment, at cost	—	65,983
Gain on sale	38,295,933	32,524,259
Balance at end of period	$113,868,924	$104,785,025

Mortgage loans held for sale, at fair value at June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016		December 31, 2015
	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Conventional	$62,723,282	$65,414,133	$54,962,904	$56,586,717
Governmental	18,069,935	20,819,961	30,531,301	32,131,354
United States Department of Agriculture loans	20,202,870	21,433,186	16,222,152	17,059,982
United States Department of Veteran Affairs loans	5,269,911	6,032,634	8,922,978	9,314,255
Reverse mortgage	148,696	169,010	754,089	849,922
Total	$106,414,694	$113,868,924	$111,393,424	$115,942,230

7. Real Estate Securities and Other Investment Securities, at Fair Value

The Company's non-Agency RMBS portfolio is not issued or guaranteed by Fannie Mae, Freddie Mac or any other U.S. Government agency or a federally chartered corporation and is therefore subject to additional credit risks.

The following tables present certain information regarding the Company's non-Agency RMBS and Other Investment Securities at June 30, 2016 and December 31, 2015:

June 30, 2016

	Principal or			Gross Unrealized (2)			Weighted Average
	Notional Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Unleveraged Yield
Real estate securities
Non-Agency RMBS:
Alternative – A	$57,876,958	$(32,385,450)	$25,491,508	$610,307	$(1,270,401)	$24,831,414	1.89%	5.50%
Pay option adjustable rate	34,082,497	(5,755,721)	28,326,776	—	(2,685,752)	25,641,024	1.21	4.56
Prime	32,041,097	(4,058,028)	27,983,069	386,616	(570,792)	27,798,893	3.77	5.53
Subprime	10,410,014	(3,748,697)	6,661,317	20,263	(336,350)	6,345,230	0.61	6.89
Total non-Agency RMBS	$134,410,566	$(45,947,896)	$88,462,670	$1,017,186	$(4,863,295)	$84,616,561	2.06%	5.31%
Other Investment Securities (1)	$13,391,774	$53,171	$13,444,945	$71,638	$(269,169)	$13,247,414	4.97%	6.11%

December 31, 2015

	Principal or			Gross Unrealized (2)			Weighted Average
	Notional Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Unleveraged Yield
Real estate securities
Non-Agency RMBS:
Alternative – A	$76,328,172	$(40,150,416)	$36,177,756	$846,318	$(1,025,899)	$35,998,175	2.01%	6.18%
Pay option adjustable rate	42,562,819	(7,480,996)	35,081,823	6,863	(2,879,148)	32,209,538	1.10	5.31
Prime	37,366,079	(4,732,637)	32,633,442	563,311	(714,232)	32,482,521	3.62	5.95
Subprime	12,668,092	(4,039,253)	8,628,839	111,651	(91,443)	8,649,047	0.93	6.63
Total non-Agency RMBS	$168,925,162	$(56,403,302)	$112,521,860	$1,528,143	$(4,710,722)	$109,339,281	2.05%	5.87%
Other Investment Securities (1)	$13,398,851	$(34,264)	$13,364,587	$897	$(561,288)	$12,804,196	4.94%	6.65%

(1)	See Note 2 – Summary of Significant Accounting Policies – “Other Investment Securities".

(2)	The Company has elected the fair value option pursuant to ASC 825 for real estate securities. The Company recorded the changes in unrealized gain or loss in the consolidated statements of operations.

The following tables present additional information regarding the Company's non-Agency RMBS and Other Investment Securities at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Non-Agency RMBS	Other Investment Securities	Non-Agency RMBS	Other Investment Securities
Notional balance of IO included in Alternative A	$28,129,469	—	$35,042,860	—
Contractual maturities (range)	18.8 to 30.8 years	7.9 to11.8 years	18.1 to 31.3 years	8.4 to 12.3 years
Weighted average maturity	24.5 years	9.6 years	24.4 years	10.1 years

Actual maturities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and credit losses.

All real estate securities and Other Investment Securities held by the Company at June 30, 2016 and December 31, 2015 were issued by issuers based in the United States.

The Company did not have any realized losses on real estate securities relating to other than temporary impairments for the three or six months ended June 30, 2016 or June 30, 2015.

8. Mortgage Servicing Rights, at Fair Value

The Company's MSRs consist of conforming conventional loans sold to Fannie Mae and Freddie Mac or loans securitized in Ginnie Mae securities. Similarly, the government loans serviced by the Company are securitized through Ginnie Mae, whereby the Company is insured against loss by the FHA or partially guaranteed against loss by the VA.

The MSRs activity for the six months ended June 30, 2016 and June 30, 2015 is as follows:

	Six Months Ended
	June 30, 2016	June 30, 2015
Balance at beginning of period	$48,209,016	$33,378,978
Additions due to loans sold, servicing retained	10,536,114	9,090,394
Change in fair value of MSRs (1)
Changes in values of market related inputs or assumptions used in a valuation model (2)	(11,137,680)	1,691,115
Other changes (3)	(3,111,743)	(1,468,307)
Total - change in fair value of MSRs	(14,249,423)	222,808
Balance at end of period	$44,495,707	$42,692,180

(1)	Included in change in fair value of MSRs in the Company's consolidated statements of operations.

(2)	Primarily reflects changes in values of prepayment assumptions due to changes in interest rates.

(3)	Represents change in value primarily due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid off or paid down during the period.

The Company's MSR portfolio at June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016		December 31, 2015
	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Fannie Mae	$2,021,066,686	$18,176,913	$1,880,177,827	$20,751,648
Ginnie Mae	1,636,597,837	16,559,158	1,488,159,758	18,231,527
Freddie Mac	1,103,778,645	9,759,636	805,589,808	9,225,841
Total	$4,761,443,168	$44,495,707	$4,173,927,393	$48,209,016

The following is a quantitative summary of key input assumptions and their related impact on the estimated fair value of the MSRs from adverse changes in those assumptions (weighted averages are based upon unpaid principal balance) at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Discount rate:
Range	6.6% - 12.2%	6.6%-12.2%
Weighted average	9.3%	9.4%

Effect on fair value of adverse change of:
5%	$(766,930)	$(958,786)
10%	$(1,508,479)	$(1,881,870)
20%	$(2,920,128)	$(3,628,281)

Prepayment speed (1) :
Range	9.3% - 16.9%	7.0%-12.0%
Weighted average	13.1%	9.3%

Effect on fair value of adverse change of:
5%	$(1,071,934)	$(938,584)
10%	$(2,101,997)	$(1,756,195)
20%	$(4,047,062)	$(3,428,890)

Per-loan annual cost of servicing:
Range	$63 - $118	$64-$119
Weighted average	$90	$92

Effect on fair value of adverse change of:
5%	$(517,907)	$(547,228)
10%	$(1,035,815)	$(1,094,455)
20%	$(2,071,630)	$(2,188,910)

(1)	Prepayment speed is measured using Constant Prepayment Rates (“CPR”).

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
The amount of total losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(4,528,095)	$4,401,593	$(11,137,680)	$1,691,115

The Company contracts with licensed sub-servicers to perform all servicing functions for these loans. The following table presents the loan servicing fee income, net of direct costs, for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Loan servicing fee income	$3,345,878	$2,498,730	$6,512,142	$4,883,132
Late fee income	219	—	305	35
Sub-servicing costs	(1,290,446)	(831,095)	(2,403,000)	(1,578,433)
Loan servicing fee income, net of direct costs	$2,055,651	$1,667,635	$4,109,447	$3,304,734

9. Warehouse Lines of Credit

At June 30, 2016 and December 31, 2015, the Company had two warehouse lines of credit and two master repurchase agreements, each with different lenders, which provide financing for the Company's origination of mortgage loans held for sale in its residential mortgage banking segment.

The warehouse lines of credit and repurchase agreements bear interest at a rate that has historically moved in close relationship to LIBOR. The agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. The Company was in compliance with all significant debt covenants at June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and June 30, 2015.

The following tables present certain information regarding the Company's warehouse lines of credit and repurchase agreements in its residential mortgage banking segment at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Availability	$185,000,000	$185,000,000
Maturity dates	July 2016 – November 2016	June 2016 – November 2016

These obligations are secured by mortgage loans held for sale, at fair value and also fully guaranteed by the Company. The Company expects to renew the warehouse lines of credit at similar terms in the ordinary course of business as the facilities mature.

10. Treasury Securities and Treasury Securities Repurchase Agreements

The Company purchased Treasury securities during the six months ended June 30, 2016. The following table presents certain information regarding the Company’s non-interest bearing Treasury securities at June 30, 2016:

Par	$70,000,000
Carrying amount	69,961,208
Maturity	September 22, 2016
Balance sheet line item	Cash and cash equivalents

The Treasury securities are non-interest bearing. The Company did not have any Treasury securities at December 31, 2015.

In connection with the purchase of these securities, the Company has two repurchase agreements with one counterparty. The following table presents certain information regarding the Company’s Treasury securities repurchase agreements at June 30, 2016:

Outstanding balance	$69,254,000
Interest rate	0.63%
Maturity	September 22, 2016

The Company did not have any Treasury securities repurchase agreements at December 31, 2015.

11. Loan Repurchase Facilities

In connection with the sale of its seasoned, re-performing mortgage loans on May 26, 2016, the Company repaid the outstanding balance under and terminated the Citi Loan Repurchase Facility which was used to finance the purchase of such loans and terminated the agreement (see Note 5 – Mortgage Loans Held for Investment, at Fair Value and held for Sale Previously Held for Investment, at Fair Value).

At June 30, 2016 and December 31, 2015, the Company had the following outstanding master repurchase agreements with Credit Suisse First Boston Mortgage Capital LLC (the "Credit Suisse Loan Repurchase Facility") and the Citi Loan Repurchase Facility (collectively, the "Loan Repurchase Facilities") used to fund the purchase of mortgage loans held for investment in its residential mortgage investments segment:

	June 30, 2016	December 31, 2015
Lender	Credit Suisse First Boston Mortgage Capital LLC	Citibank, N.A Distressed and	Credit Suisse First Boston Mortgage Capital LLC

Collateral type funded by facility	Newly Originated Loans	Re- Performing Loans	Newly Originated Loans

Total facility size	$36,000,000	$325,000,000	$100,000,000
Amount committed	$25,000,000	$150,000,000	$25,000,000
Maturity date	September 30, 2016	May 20, 2016	June 27, 2016
Outstanding balance	$34,040,495	$279,467,573	$17,321,757

The lender for the Credit Suisse Loan Repurchase Facility has informed the Company that it will not be renewing the facility when it matures on September 30, 2016. The Company is in discussions with various other lenders to refinance the facility.

Each of the Loan Repurchase Facilities is or was collateralized by the underlying mortgages and related documents and instruments in the residential mortgage investments segment and the obligations are fully guaranteed by the Company.

 Under the Loan Repurchase Facilities, the Company may sell, and later repurchase trust certificates representing interests in residential mortgage loans (the "Trust Certificates"). The principal amount paid by the lenders under these facilities for the Trust Certificates, which represent interests in residential mortgage loans, is or was based on (i) in the case of the Citi Loan Repurchase Facility, a percentage of the lesser of the market value or the unpaid principal balance of such mortgage loans backing the Trust Certificates and (ii) in the case of the Credit Suisse Loan Repurchase Facility, a percentage of the lesser of the market value, the unpaid principal balance or the acquisition price of such mortgage loans backing the Trust Certificates. Upon the Company's repurchase of a Trust Certificate sold to the lenders under these facilities, the Company is or was required to repay the lenders a repurchase amount based on the purchase price plus accrued interest. The Company is or was also required to pay the lenders a commitment fee for these facilities, as well as certain other administrative costs and expenses in connection with the lenders' structuring, management and ongoing administration of these facilities. The commitment fees are included in interest expense in the consolidated statements of operations.

The Company pledges cash and certain of its Trust Certificates as collateral under the loan repurchase facilities. The amounts available to be borrowed are dependent upon the fair value of the Trust Certificates pledged as collateral, which fluctuates with changes in interest rates, type of underlying mortgage loans and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in the fair value of pledged Trust Certificates, the lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. At June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and June 30, 2015, the Company has met all margin call requirements related to any outstanding balances under its loan repurchase facilities.

The following table presents information with respect to the Company's posting of collateral under its Loan Repurchase Facilities at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Fair value of Trust Certificates pledged as collateral	$39,368,159	$394,942,512
Cash pledged as collateral	117,658	375,579

The agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth and maximum debt to net worth ratio, as defined in the agreements. The Company was in compliance with all significant debt covenants at June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and June 30, 2015.

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

The Company has master repurchase agreements with four financial institutions at June 30, 2016 and December 31, 2015.

Although securities repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the fair value of pledged assets would require the Company to provide additional collateral or cash to fund margin calls.

The Company pledges cash and certain of its non-Agency RMBS and Other Investment Securities as collateral under these securities repurchase agreements. The amounts available to be borrowed are dependent upon the fair value of the RMBS and Other Investment Securities pledged as collateral, which fluctuates with changes in interest rates, type of securities and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in the fair value of pledged RMBS and Other Investment Securities, the lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. At June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and June 30, 2015, the Company has met all margin call requirements under its securities repurchase agreements.

 The following table presents information with respect to the Company's posting of collateral under its securities repurchase agreements at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Fair value of non-Agency RMBS pledged as collateral	$76,681,507	$95,627,850
Fair value of Other Investment Securities pledged as collateral	2,093,853	1,989,174
Cash pledged as collateral	1,645,262	2,029,581

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

The Company does not have the right to redeem the Exchangeable Senior Notes prior to the Maturity Date, except to the extent necessary to preserve its qualification as a REIT for U.S. federal income tax purposes. No sinking fund is provided for the Exchangeable Senior Notes. In addition, if the Company undergoes certain corporate events that constitute a "fundamental change," the holders of the Exchangeable Senior Notes may require the Company to repurchase for cash all or part of their Exchangeable Senior Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. If the Mergers do not close, the Company intends to settle the obligation with its cash balances.

The Exchangeable Senior Notes bear interest at a rate of 8.0% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2014. The effective interest rate of the Exchangeable Senior Notes, which is equal to the stated rate of 8.0% plus the amortization of the original issue discount and associated costs, is 10.2%.

The following table presents information with respect to the Exchangeable Senior Notes at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Fair value of conversion option derivative liability	$96,367	$612,878
Unamortized discount	433,574	990,954

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

Loan Purchase Commitments (“LPCs”)

The Company entered into LPCs as a means to help mitigate interest rate risk relating to its loan conduit program. The LPCs were pursuant to Master Loan Purchase Agreements with approved, third party residential loan originators to purchase residential loans, which met the guidelines established by the Company, at a future date. LPCs provided that loans acceptable to the Company were to be delivered if and when they close and were subject to "pair off" fees if the loans were not delivered by the seller. The Company did not have any LPCs outstanding at June 30, 2016.

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

Other

Conversion Option – Exchangeable Senior Notes

Changes in the fair value of the conversion option derivative related to the Exchangeable Senior Notes are recorded through earnings.

Derivative Instruments

The following table presents certain information related to derivative instruments held at June 30, 2016 and December 31, 2015:

Non-hedge derivatives	June 30, 2016	December 31, 2015
Notional amount of interest rate swaps	$17,200,000	$17,200,000
LPCs (Principal balance of underlying loans)	—	18,494,332
IRLCs (Principal balance of underlying loans)	331,697,499	190,933,017
Notional amount of MBS forward sales contracts	299,000,000	179,417,280

The notional amount is not representative of the maximum exposure to the Company.

 The following table presents the fair value of the Company's derivative instruments and their balance sheet location at June 30, 2016 and December 31, 2015:

Derivative instruments	Designation	Balance Sheet Location	June 30, 2016	December 31, 2015
Interest rate swaps	Non-hedge	Derivative liabilities, at fair value	$(1,950,661)	$(1,009,014)

LPCs	Non-hedge	Derivative assets (liabilities), at fair value	—	(9,871)

IRLCs	Non-hedge	Derivative assets, at fair value	6,373,774	2,376,187

MBS forward sales contracts	Non-hedge	Derivative liabilities, at fair value	(2,767,931)	(200,204)

Conversion Option - Exchangeable Senior Notes	Non-hedge	Derivative liabilities, at fair value	(96,367)	(612,878)

At June 30, 2016 and December 31, 2015, no credit valuation adjustment was made in determining the fair value of the interest rate swaps.

The following table presents the gains and (losses) related to Company's derivative instruments for the three and six months ended June 30, 2016 and June 30, 2015:

		Three Months Ended		Six Months Ended
Non-hedge derivatives	Income Statement Location	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Interest rate swaps	Gain/(loss) on derivative instruments related to investment portfolio	$(358,461)	$378,653	$(1,132,977)	$(72,786)
LPCs	Gain/(loss) on derivative instruments related to investment portfolio	(22,592)	(90,656)	9,871	(66,834)
IRLCs	Mortgage banking activities, net	2,356,234	(2,172,157)	3,997,587	(235,643)
MBS forward sales contracts	Mortgage banking activities, net	(1,221,565)	1,600,781	(2,567,727)	962,070
Exchangeable Senior Notes conversion option	Gain/(loss) on derivative instruments related to investment portfolio	451,090	1,113,460	516,511	633,987

Interest Rate Swaps

 The following table presents information about the Company's interest rate swap agreements at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Maturity	2023	2023
Notional Amount	$17,200,000	$17,200,000
Weighted Average Pay Rate	2.72%	2.72%
Weighted Average Receive Rate	0.62%	0.33%
Weighted Average Years to Maturity	7.1	7.6
Cash Pledged as Collateral (1)	$2,738,704	$1,966,565

(1)	At June 30, 2016 and December 31, 2015 all collateral provided under the interest rate swap agreements consisted of cash collateral which is included in restricted cash in the Company's consolidated balance sheets.

The Company's interest rate swap agreements contain legally enforceable provisions that allow for netting or setting off of all individual interest rate swap receivables and payables with each respective counterparty and, therefore, the fair value of those interest rate swap agreements are netted (see Note 24 – Offsetting Assets and Liabilities). The credit support annex provisions of the Company's interest rate swap agreements allow the parties to mitigate their credit risk by requiring the party which is out of the money to post collateral.

15. Mortgage Banking Activities

The following table presents the components of mortgage banking activities, net, recorded in the Company's consolidated statements of operations for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Gain on sale of mortgage loans held for sale, net of direct costs (1)	$15,550,036	$11,804,693	$27,083,945	$22,760,951
Loan expenses, including provision for loan indemnification	(224,731)	(201,484)	(421,951)	(394,350)
Loan origination fee income	254,134	499,784	570,359	888,781
Total	$15,579,439	$12,102,993	$27,232,353	$23,255,382

(1)	Includes the change in fair value related to IRLCs and MBS forward sales contracts held during the period.

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

The activity for the loan indemnification reserve for the six months ended June 30, 2016 and June 30, 2015 is as follows:

	Six Months Ended
	June 30, 2016	June 30, 2015
Balance at the beginning of period	$3,201,000	$2,662,162
Loan indemnification losses incurred	—	(154,142)
Provision for loan indemnification losses	397,755	381,425
Balance at end of period	$3,598,755	$2,889,445

 Because of the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. At June 30, 2016 and December 31, 2015, the reasonably possible loss above the recorded loan indemnification reserve was not considered material.

17. Income Taxes

For the three and six months ended June 30, 2016 and the years ended December 31, 2011 through December 31, 2015, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders and does not engage in prohibited transactions. The majority of States also recognize the Company’s REIT status.

The Company has separately made joint elections with three of its subsidiaries, ZFC Funding, Inc., ZFC Trust TRS I, LLC and ZFC Honeybee TRS, LLC to treat such subsidiaries as TRS entities. The Company’s TRS entities file separate tax returns and are taxed as standalone C-Corporations for U.S. income tax purposes.

The Company recorded an income tax expense (benefit) of $55,330 and $(1,547,905) for the three and six months ended June 30, 2016, respectively and income tax expense of $2,899,916 and $2,754,387 for the three and six months ended June 30, 2015, respectively, solely related to U.S. federal, state and local income taxes on activity in its ZFC Honeybee TRS, LLC subsidiary.

 The following is a reconciliation of the statutory federal and state rates to the effective rates for the three and six months ended June 30, 2016 and June 30, 2015:

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Tax expense/(benefit) at statutory rate	(34.00)%	35.00%	(34.00)%	35.00%
State and local taxes, net of Federal Benefit	4.93	3.33	(2.50)	2.94
Impact of REIT election (1)	66.84	(12.71)	16.94	(15.37)
Change in valuation allowance (2)	(34.99)	4.10	(6.78)	4.86
Other non-deductible/non-taxable items (3)	2.42	0.46	0.73	0.45
Effective Tax Rate	5.19%	30.18%	(25.61)%	27.88%

(1)	For all tax years, the Company’s effective tax rate differs from its statutory tax rate due to the deduction for dividend distributions required to be paid under Code section 857(a).

(2)	For the three and six months ended June 30, 2016 and June 30, 2015, the change in valuation allowance relates to the change in reserve related to net operating losses and other future deductible items for ZFC Trust TRS I, LLC and ZFC Funding, Inc.

(3)	For the three and six months ended June 30, 2016 and June 30, 2015, the amount primarily relates to non-deductible meals and entertainment expenses.

At June 30, 2016 and December 31, 2015, the Company had a net deferred tax liability of $2,016,573 and $3,564,478, respectively, related to unrealized gains and other temporary differences related to activity in ZFC Honeybee TRS, LLC subsidiary. The decrease in the deferred tax liability during the six months ended June 30, 2016 is primarily due to a decrease in the fair value of the MSRs and an increase in the net operating losses of ZFC Honeybee TRS, LLC in the Company’s residential mortgage banking segment.

18. Earnings Per Share

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Numerator:
Net income/(loss) attributable to ZAIS Financial Corp. common stockholders (Basic)	$(1,038,005)	$6,053,811	$(4,076,753)	$6,427,591
Effect of dilutive securities:
Net (loss)/ income allocated to non-controlling interests relating to OP Units exchangeable for shares of common stock of the Company	(82,748)	655,705	(420,194)	699,171
Exchangeable Senior Notes:
Interest expense	—	822,294	—	1,640,986
Gain on conversion option derivative liability	—	(634,508)	—	(361,279)
Total – Exchangeable Senior Notes	—	187,786	—	1,279,707
Net income available to stockholders, after effect of dilutive securities	$(1,120,753)	$6,897,302	$(4,496,947)	$8,406,469
Denominator:
Weighted average number of shares of common stock	7,970,886	7,970,886	7,970,886	7,970,886
Effect of dilutive securities:
Weighted average number of OP units	926,914	926,914	926,914	926,914
Weighted average number of shares convertible under Exchangeable Senior Notes	—	1,779,560	—	1,779,560
Diluted weighted average shares outstanding	8,897,800	10,677,360	8,897,800	10,677,360
Net income per share applicable to ZAIS Financial Corp. common stockholders – Basic	$(0.13)	$0.76	$(0.51)	$0.81
Net income per share applicable to ZAIS Financial Corp. common stockholders – Diluted	$(0.13)	$0.65	$(0.51)	$0.79

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

The Company incurred the following fees pursuant to the Investment Advisory Agreement for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Advisory fees	$710,564	$710,563	$1,421,127	$1,413,318
Loan sourcing fees	62,793	6,925	119,708	14,970
Total – Advisory fees – related party	$773,357	$717,488	$1,540,835	$1,428,288

Such amounts are included in "Advisory fee – related party" in the Company's consolidated statements of operations.

The Company incurred the following Expense Reimbursements for amounts incurred by the Advisor for research and market data (including the amortization expense related to amounts prepaid to the Advisor) for the three and six months ended June 30, 2016 and June 30, 2015:

Three Months Ended		Six Months Ended
June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
$126,041	$219,684	$409,729	$316,474

Such amounts are included in operating expenses in the Company's consolidated statements of operations.

Amounts payable to the Advisor for advisory fees, loan sourcing fees and Expense Reimbursements at June 30, 2016 and December 31, 2015 are as follows:

June 30, 2016	December 31, 2015
$938,994	$867,415

Such amounts were included in accounts payable and other liabilities in the Company's consolidated balance sheets.

Other

GMFS received the following sub-lease income related to a portion of its office space (see Note 22 – Commitments and Contingencies) from a related party for the three and six months June 30, 2016 and June 30, 2015:

Three Months Ended		Six Months Ended
June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
$10,800	$17,360	$21,600	$9,104

Such amounts are included in other income in the Company's consolidated statements of operations.

20. Dividends and Distributions

During the six months ended June 30, 2016 and June 30, 2015 the Company declared the following dividends and distributions:

Declaration Date	Record Date	Payment Date	Amount per Share and OP Unit
Six months ended June 30, 2016:
March 17, 2016	March 31, 2016	April 15, 2016	$0.40
June 16, 2016	June 30, 2016	July 15, 2016	0.40

Six months ended June 30, 2015:
March 19, 2015	March 31, 2015	April 15, 2015	$0.40
June 18, 2015	June 30, 2015	July 15, 2015	0.40

21. Non-Controlling Interests

On June 17, 2016, the Company, as the general partner of the Operating Partnership, received a redemption request (the “Redemption Request”) from one of the Partnership's outside limited partners (the “Outside Limited Partner”) in respect of a total of 866,016 OP units of the 893,256 units held by the partner.

On June 23, 2016, the Company, as general partner of the Operating Partnership, notified the Outside Limited Partner of its decision to issue shares of common stock to satisfy the Redemption Request on July 1, 2016 (see Note 25 – Subsequent Events).

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

In April 2015, GMFS received a demand from a counterparty of GMFS with respect to residential mortgage loans that were sold servicing released by GMFS to this counterparty’s predecessor prior to its acquisition by the Company on October 31, 2014. GMFS has since executed statute of limitations tolling agreements with this counterparty which have been extended to expire on December 31, 2016 but can be further extended by agreement of the parties (the initial tolling agreement was executed by GMFS on December 12, 2013).

 Although the Company has established a loan indemnification reserve for potential losses related to loan sale representations and warranties with a corresponding provision recorded for loan losses (see Note 16 – Loan Indemnification Reserve), due to the limited information available at this stage of the matter, the Company is not able to determine the likelihood of the outcome or estimate an amount of loss or range of losses.

 The Company believes that any losses in excess of the loan indemnification reserve will be recovered by the Company as either a reduction of total contingent consideration owed under the GMFS Merger Agreement given the indemnification provisions in the GMFS Merger Agreement or by withdrawing funds from an escrow account established by the sellers at the time of the acquisition (as of June 30, 2016, the balance in the escrow account was $4,007,243). The Company has delayed the first year installment payment of the contingent consideration (see Note 3 – GMFS Transaction).

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

Management is not aware of any other contingencies that would require accrual or disclosure in the consolidated financial statements at June 30, 2016 and December 31, 2015.

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

Total commitments to originate loans are as follows at June 30, 2016 and December 31, 2015:

June 30, 2016	December 31, 2015
$309,533,427	$216,072,457

Leases

GMFS leases office space in Baton Rouge, LA for its corporate headquarters under a non-cancelable operating lease. The lease provides that GMFS pays taxes, maintenance, insurance, and other occupancy expenses applicable to the leased premises and contains three five-year renewal options at pre-determined amounts specified by the original lease agreement. GMFS also leases space in various states for its branch offices and equipment under various short-term rental agreements. GMFS incurred rent expense as follows for the three and six months ended June 30, 2016 and June 30, 2015:

Three Months Ended		Six Months Ended
June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
$251,112	$185,533	$495,928	$368,519

Such amounts are included in operating expenses in the Company's consolidated statements of operations.

GMFS sub-leases a portion of its office space and furniture and fixtures contained therein to a related party (see Note 19 – Related Party Transactions).

At June 30, 2016, the future minimum rental payments for the period July 1, 2016 to December 31, 2016 and the five years subsequent to December 31, 2016 and thereafter are as follows:

July 1, 2016 – December 31, 2016	$532,154
2017	$909,647
2018	$724,740
2019	$128,358
2020	$—
Thereafter	$—

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

The Company's deposits with financial institutions may exceed federally insurable limits of $250,000 per institution. The Company mitigates this risk by depositing funds with major financial institutions. At June 30, 2016 and December 31, 2015, a portion of the Company's operating cash was held with two custodians and three other financial institutions. The Company also maintains separate cash accounts with each of its warehouse lenders at June 30, 2016 and December 31, 2015. There is no guarantee that these custodians or other financial institutions will not become insolvent. While there are certain regulations that seek to protect customer property in the event of a failure, insolvency or liquidation of a custodian, there is no certainty that the Company would not incur losses due to its assets being unavailable for a period of time in the event of a failure of a custodian that has custody of the Company's assets. Although management monitors the credit worthiness of its custodians, such losses could be significant and could materially impair the ability of the Company to achieve its investment objective.

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

24. Offsetting Assets and Liabilities

The following table presents information about certain liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset in the Company's consolidated balance sheets at June 30, 2016 and December 31, 2015:

			Net Amounts of
			Liabilities
		Gross Amounts	Presented in	Gross Amounts Not Offset in the
	Gross Amounts	Offset in the	the	Consolidated Balance Sheets
	of Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Liabilities	Balance Sheets	Balance Sheets	Instruments	Pledged	Net Amount
June 30, 2016
Warehouse lines of credit	$102,497,508	$—	$102,497,508	$(102,497,508)	$—	$—
Treasury securities repurchase agreements	69,254,000	—	69,254,000	(69,254,000)	—
Loan Repurchase Facilities	34,040,495	—	34,040,495	(33,922,837)	(117,658)	—
Securities repurchase agreements	58,712,839	—	58,712,839	(57,067,577)	(1,645,262)	—
MBS forward sales contracts	2,767,931	—	2,767,931	—	(344,843)	2,423,088
Interest rate swap agreements	1,950,661	—	1,950,661	—	(1,950,661)	—
Total	$269,223,434	$—	$269,223,434	$(262,741,922)	$(4,058,424)	$2,423,088

December 31, 2015
Warehouse lines of credit	$100,768,428	$—	$100,768,428	$(100,768,428)	$—	$—
Loan Repurchase Facilities	296,789,330	—	296,789,330	(296,413,751)	(375,579)	—
Securities repurchase agreements	73,300,159	—	73,300,159	(71,270,578)	(2,029,581)	—
MB forward sales contract	200,204		200,204	—	—	200,204
Interest rate swap agreements	1,009,014	—	1,009,014	—	(1,009,014)	—
Total	$472,067,135	$—	$472,067,135	$(468,452,757)	$(3,414,174)	$200,204

The Company did not have any assets that are subject to master netting arrangements which can potentially be offset in the Company's consolidated balance sheets at June 30, 2016 or December 31, 2015.

25. Segment Information

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

The Company's segment profit and loss information is as follows:

Three Months Ended June 30, 2016:	Residential Mortgage Investments	Residential Mortgage Banking	Corporate/Other	Total
Interest income	$4,271,081	$916,060	$—	$5,187,141
Interest expense	1,991,437	653,639	1,468,649	4,113,725
Net interest income (expense)	2,279,644	262,421	(1,468,649)	1,073,416
Non-interest income	—	11,461,423	—	11,461,423
Change in unrealized gain or loss	(20,013,381)	—	—	(20,013,381)
Realized gain	22,450,664	—	—	22,450,664
(Loss)/gain on derivative instruments related to investment portfolio	(381,417)	—	451,090	69,673
Advisory fee – related party	295,396	88,891	389,070	773,357
Salaries, commissions and benefits	—	9,505,846	—	9,505,846
Operating expenses	260,487	1,778,403	645,008	2,683,898
Other Expenses:
Expenses	910,633	—	1,996,582	2,907,215
Depreciation and amortization	—	236,902	—	236,902
Total other expenses	910,633	236,902	1,996,582	3,144,117
Net income (loss) before income taxes	2,868,994	113,802	(4,048,219)	(1,065,423)
Income tax expense	—	55,330	—	55,330
Segment net income (loss)	$2,868,994	$58,472	$(4,048,219)	$(1,120,753)

Three Months Ended June 30, 2015:	Residential Mortgage Loans Investment	Residential Mortgage Banking	Corporate/Other	Total
Interest income	$8,768,124	$793,224	$—	$9,561,348
Interest expense	2,765,823	518,932	1,442,994	4,727,749
Net interest income (expense)	6,002,301	274,292	(1,442,994)	4,833,599
Non-interest income	—	17,430,551	—	17,430,551
Change in unrealized gain or loss	(803,311)	—	—	(803,311)
Realized gain	484,450	—	—	484,450
Gain on derivative instruments related to investment portfolio	1,401,457	—	—	1,401,457
Advisory fee – related party	367,323	136,428	213,737	717,488
Salaries, commissions and benefits	—	8,090,407	—	8,090,407
Operating expenses	170,563	2,175,927	1,606,666	3,953,156
Other Expenses:
Expenses	730,397	15,328	—	745,725
Depreciation and amortization	—	230,538	—	230,538
Total other expenses	730,397	245,866	—	976,263
Net income/(loss) before income taxes	5,816,614	7,056,215	(3,263,397)	9,609,432
Income tax expense	—	2,899,916	—	2,899,916
Segment net income (loss)	$5,816,614	$4,156,299	$(3,263,397)	$6,709,516

Six Months Ended June 30, 2016:	Residential Mortgage Investments	Residential Mortgage Banking	Corporate/Other	Total
Interest income	$12,202,034	$1,690,023	$—	$13,892,057
Interest expense	4,772,683	1,205,459	2,932,860	8,911,002
Net interest income (expense)	7,429,351	484,564	(2,932,860)	4,981,055
Non-interest income	—	17,126,287	—	17,126,287
Change in unrealized gain or loss	(19,324,692)	—	—	(19,324,692)
Realized gain	22,264,630	—	—	22,264,630
(Loss)/gain on derivative instruments	(1,123,106)	—	516,511	(606,595)
Advisory fee – related party	620,335	202,013	718,487	1,540,835
Salaries, commissions and benefits	—	17,471,938	—	17,471,938
Operating expenses	618,819	3,494,196	1,611,767	5,724,782
Other Expenses:
Expenses	1,290,794	—	3,987,856	5,278,650
Depreciation and amortization	—	469,332	—	469,332
Total other expenses	1,290,794	469,332	3,987,856	5,747,982
Net income (loss) before income taxes	6,716,235	(4,026,628)	(8,734,459)	(6,044,852)
Income tax benefit	—	(1,547,905)	—	(1,547,905)
Segment net income (loss)	$6,716,235	$(2,478,723)	$(8,734,459)	$(4,496,947)

Six Months Ended June 30, 2015:	Residential Mortgage Investments	Residential Mortgage Banking	Corporate/Other	Total
Interest income	$17,847,289	$1,401,456	$—	$19,248,745
Interest expense	5,521,268	1,072,291	2,879,667	9,473,226
Net interest income (expense)	12,326,021	329,165	(2,879,667)	9,775,519
Non-interest income	—	26,806,981	—	26,806,981
Change in unrealized gain or loss	(1,942,737)	—	—	(1,942,737)
Realized gain	649,238	—	—	649,238
Gain on derivative instruments	494,367	—	—	494,367
Advisory fee – related party	696,289	265,264	466,735	1,428,288
Salaries, commissions and benefits	—	15,489,665	—	15,489,665
Operating expenses	217,958	4,166,215	2,488,631	6,872,804
Other Expenses:
Expenses	1,588,849	64,651	—	1,653,500
Depreciation and amortization	—	457,962	—	457,962
Total other expenses	1,588,849	522,613	—	2,111,462
Net income (loss) before income taxes	9,023,793	6,692,389	(5,835,033)	9,881,149
Income tax expense	—	2,754,387	—	2,754,387
Segment net income (loss)	$9,023,793	$3,938,002	$(5,835,033)	$7,126,762

The following table is a reconciliation of the net income of the residential mortgage banking segment to the operations of GMFS:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income/(loss) of the residential mortgage banking segment	$58,472	$4,156,299	$(2,478,723)	$3,938,002
Add back (deduct) expenses incurred by ZFC:
Honeybee TRS, LLC:
Advisory fee – related party	88,891	136,428	202,013	265,264
Amortization of deferred premiums, production and profitability earn-outs included in salaries, commission and benefits	189,000	161,619	378,000	430,986
Operating expenses (including change in contingent consideration)	222,108	371,395	393,008	1,103,419
Other expenses	197,085	212,413	394,170	458,822
Income tax expense (benefit)	55,330	2,899,916	(1,547,905)	2,754,387
Net income/(loss) of GMFS	$810,886	$7,938,070	$(2,659,437)	$8,950,880

Supplemental Disclosures

 Selected segment balance sheet information is as follows:

	Residential Mortgage Investments	Residential Mortgage Banking	Corporate/Other	Total
June 30, 2016
Cash and cash equivalents	$84,215,770	$10,323,942	$93,997,946	$188,537,658
Mortgage loans held for investment, at fair value	43,572,755	—	—	43,572,755
Mortgage loans held for investment, at cost	—	1,711,199	—	1,711,199
Mortgage loans held for sale, at fair value	—	113,868,924	—	113,868,924
Real estate securities, at fair value	84,616,561	—	—	84,616,561
Other investment securities, at fair value	13,247,414	—	—	13,247,414
Mortgage servicing rights, at fair value	—	44,495,707	—	44,495,707
Goodwill	—	14,183,537	—	14,183,537
Intangible assets	—	4,486,100	—	4,486,100
Total assets	231,294,448	239,155,584	94,902,604	565,352,636

December 31, 2015
Cash and cash equivalents	$15,082,286	$5,702,068	$9,362	$20,793,716
Mortgage loans held for investment, at fair value	397,678,140	—	—	397,678,140
Mortgage loans held for investment, at cost	—	1,886,642	—	1,886,642
Mortgage loans held for sale, at fair value	—	115,942,230	—	115,942,230
Real estate securities, at fair value	109,339,281	—	—	109,339,281
Other investment securities, at fair value	12,804,196	—	—	12,804,196
Mortgage servicing rights, at fair value	—	48,209,016	—	48,209,016
Goodwill	—	14,183,537	—	14,183,537
Intangible assets	—	4,880,270	—	4,880,270
Total assets	542,396,756	232,450,793	291,372	775,138,921

26. Subsequent Events

On July 1, 2016, the Company, as general partner of the Operating Partnership, entered into the Fifth Amendment to the Agreement of Limited Partnership of the Operating Partnership, pursuant to which the Company, as the general partner of the Partnership, acquired the 866,016 operating partnership units from the Outside Limited Partner (see Note 21 – Non-Controlling Interests) and issued an equal number of shares of common stock (the “Exchange Stock”) to the Outside Limited Partner pursuant to the terms of the Agreement of Limited Partnership of the Operating Partnership. The Exchange Stock was issued to an accredited investor in transactions not involving a public offering in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The resale of the Exchange Stock has been registered by the Company under the Securities Act, pursuant to the Company’s Registration Statement on Form S-3/A (File No. 333-194551), filed on May 23, 2014 and declared effective by the SEC on the same date.

On July 31, 2016, one of the Company’s warehouse lines of credit, with a maximum capacity of $20.0 million matured. The lender extended the maturity date to September 30, 2016. The line of credit had an outstanding balance of $13,143,544 at June 30, 2016.

The Company had 8,836,902 shares of common stock, par value $0.0001 per share, outstanding as of August 9, 2016.

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

Overview

Recent Developments

As discussed below under “Definitive Merger Agreement”, the Company entered into a definitive merger agreement on April 6, 2016, as amended on May 9, 2016 (the “Sutherland Merger Agreement”) pursuant to which the Company will combine with Sutherland, a privately held commercial mortgage REIT.

The decision to enter into the Sutherland Merger Agreement resulted from a strategic review of the Company. As a result of that review, in order to reduce market risk in its investment portfolio, prior to entering into the Sutherland Merger Agreement, the Company had begun the process of selling its seasoned, re-performing mortgage loans from its residential mortgage investments segment. The Sutherland Merger Agreement requires the Company to complete the sale of its seasoned, re-performing mortgage loans as a condition to closing of the Mergers. On May 26, 2016, the Company entered into a contract providing for and completed the sale of its seasoned, re-performing mortgage loans, including real estate owned (“REO”), with an unpaid principal balance of $430.7 million to Citigroup Global Markets Realty Corporation (“CGMRC”) for $362.0 million. The unpaid principal balance included $27.0 million of non-interest bearing unpaid principal balance which had a carrying value of zero in the Company’s consolidated balance sheets at March 31, 2016 and December 31, 2015. Certain of these loans were originally purchased by a subsidiary of the Company from CGMRC. The net proceeds from the sale were $94.6 million after the repayment of the outstanding balance of its master repurchase agreement dated May 30, 2013 with Citibank N.A. (the “Citi Loan Repurchase Facility”), which was used to finance the purchase of such loans and was terminated in connection with such sale. The sale of these loans has resulted in a reduction of the Company’s investment income and, if the Mergers are not completed, may therefore result in a decision to reduce or curtail dividends in the future.

Additionally, as part of the strategic review, the Company had made the decision to cease the purchase of newly originated residential mortgage loans as part of its mortgage conduit purchase program and is in the process of terminating contracts and surrendering governmental licenses relating to the Company’s mortgage conduit business. Consistent with these changes to the Company’s strategy, on March 9, 2016, Brian Hargrave resigned as the Company’s Chief Investment Officer and was succeeded by Christian Zugel, the current Chairman of the Company’s Board of Directors. The Sutherland Merger Agreement requires the Company to complete this process of terminating contracts and surrendering governmental licenses.

Overview of the Company’s Business

The Company invests in residential mortgage loans. GMFS, a mortgage banking platform the Company acquired in October 2014, originates, sells and services residential mortgage loans and the Company may acquire performing, re-performing and newly originated loans through other channels. The Company also invests in, finances and manages RMBS that are not issued or guaranteed by a federally chartered corporation, such as Fannie Mae, Freddie Mac or an agency of the U.S. Government, such as Ginnie Mae, ("non-Agency RMBS") with an emphasis on securities that, when originally issued, were rated in the highest rating category by one or more of the nationally recognized statistical rating organizations and mortgage servicing rights ("MSRs"). The Company also has the discretion to invest in RMBS that are issued or guaranteed by a federally chartered corporation or a U.S. Government agency ("Agency RMBS"), including through To-Be-Announced ("TBA") contracts, and in other real estate-related and financial assets, such as interest only strips created from RMBS ("IOs"). The Company refers collectively to the assets it targets as its “target assets”.

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

The Company was incorporated in Maryland on May 24, 2011 and has elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2011. The Company is organized in a format pursuant to which it serves as the general partner of, and conducts substantially all of its business through ZAIS Financial Partners, L.P. (the “Company Operating Partnership” or the “Operating Partnership”). The Company is externally managed by the Advisor, a subsidiary of ZAIS Group LLC (“ZAIS”), and has no employees other than those employed by GMFS, its wholly-owned subsidiary. GMFS had 242 employees at June 30, 2016. The Company also expects to operate its business so that it is not required to register as an investment company under the 1940 Act.

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

Definitive Merger Agreement

As described in greater detail in the Company’s current reports on Form 8-K filed on April 7, 2016 and on May 9, 2016, the Company entered into the Sutherland Merger Agreement pursuant to which the Company will combine with Sutherland, a privately held commercial mortgage REIT. In the transactions described in the Sutherland Merger Agreement (the “Mergers”), the Company’s stockholders will continue to be stockholders of the surviving corporation and will be eligible to receive cash of up to $64.3 million in a tender offer to be made by the Company following stockholder approval of the transaction. Pursuant to the terms of the Sutherland Merger Agreement, Sutherland stockholders will receive newly issued shares of the Company’s common stock, and holders of Sutherland operating partnership units will receive operating partnership units in the Company Operating Partnership, which will be the surviving operating partnership. Following the Mergers, the combined entity will be renamed Sutherland Asset Management Corporation, and its shares will continue to be listed on the New York Stock Exchange (“NYSE”) under the symbol SLD. Following the Mergers, the Company will be externally managed by Waterfall Asset Management, LLC (“Waterfall”), Sutherland’s current external manager. Upon the effective time of Mergers, expected by the end of the fourth quarter of 2016, the Company’s board of directors will increase the number of directors to six members, which will consist of the current directors of Sutherland and may include one of the Company’s current directors, and the resignations of the Company’s other directors will become effective. For additional details related to the Mergers, including the closing conditions, please refer to the Company’s Forms 8-K filed with the Securities and Exchange Commission on April 7, 2016 and on May 9, 2016 and "Item 13. Certain Relationships and Related Transactions and Director Independence—Conflicts of Interest and Related Party Transactions—Sutherland Management Agreement" in the Company’s report on Form 10-K/A filed on April 29, 2016.

The Sutherland Merger Agreement has been approved by both companies' boards of directors and is subject to the approval of both companies' stockholders. The completion of the Mergers is subject to the satisfaction of certain other customary conditions, including the commencement and completion or withdrawal of the tender offer described above, the consummation of the sale of the Company’s whole mortgage loan portfolio, receipt of regulatory approvals relating to the issuance of the Company’s common stock, the delivery of certain documents and consents, the representations and warranties of the parties being true and correct, subject to the materiality standards contained in the Sutherland Merger Agreement, and the absence of a material adverse effect with respect to either Sutherland or the Company. The Company expects the transaction to close by the end of the fourth quarter of 2016.

On April 6, 2016, the Company, the Company Operating Partnership, the Advisor, Sutherland and certain subsidiaries of the Company entered into a termination agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, effective upon the closing of the Mergers, the existing advisory agreement between the Company, the Advisor, the Company Operating Partnership and the Company’s subsidiaries would be terminated and the Company would pay the Advisor a termination fee in the amount of $8,000,000. In the event that the Sutherland Merger Agreement is terminated prior to the consummation of the Mergers, the Termination Agreement will automatically terminate and be of no further effect.

Additionally, on April 6, 2016, the Company, the Operating Partnership, certain subsidiaries of the Company, Sutherland, and Waterfall entered into a management agreement, as amended on May 9, 2016 (the “Sutherland Management Agreement”), and the Company and Waterfall entered into a related Side-Letter Agreement (the “Side Letter Agreement”). Pursuant to the Sutherland Management Agreement and the Side Letter Agreement, effective upon the closing of the Mergers, the Company will retain Waterfall to provide investment advisory services to the Company on the terms and conditions set forth in the Sutherland Management Agreement. In exchange for services provided, the Company will pay Waterfall a management fee and the Operating Partnership will issue Waterfall a newly authorized special limited partnership unit entitling Waterfall to an incentive fee under the terms of the Sutherland Management Agreement. The Sutherland Management Agreement has an initial term of three years, after which it will renew automatically for additional one year terms. In the event that the Merger Agreement is terminated prior to the consummation of the Mergers, the Sutherland Management Agreement and the Side Letter Agreement will automatically terminate and be of no further effect.

In connection with the proposed Mergers, the Company filed a registration statement on Form S-4, as amended, with the SEC, that included a preliminary joint proxy statement/prospectus, and will file other relevant documents concerning the proposed Mergers. The registration statement on Form S-4 has not yet been declared effective by the SEC and is subject to further revision, some of which may be significant. This report does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval. BEFORE MAKING ANY VOTING OR INVESTMENT DECISION, INVESTORS ARE URGED TO READ THE DEFINITIVE JOINT PROXY STATEMENT/PROSPECTUS AND ANY OTHER DOCUMENTS TO BE FILED WITH THE SEC IN CONNECTION WITH THE PROPOSED MERGERS OR INCORPORATED BY REFERENCE IN THE DEFINITIVE JOINT PROXY STATEMENT/PROSPECTUS BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE COMPANY, SUTHERLAND AND THE PROPOSED MERGER.

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

The final purchase price was approximately $61.2 million, net of approximately $1.7 million received from an escrow account pursuant to the GMFS Merger Agreement, based on the final reconciliation of GMFS's net tangible assets. The net tangible assets at closing were comprised of the estimated fair value of GMFS's MSR portfolio, the estimated value of GMFS's net tangible assets and a purchase price premium. In addition to cash paid at closing, two contingent $1 million deferred premium payments payable in cash over two years, plus potential additional consideration based on future loan production and profits will be payable over a four-year period if certain conditions are met (the “Production and Profitability Earn-Out”). The $2 million of deferred premium payments is contingent on GMFS remaining profitable and retaining certain key employees. The Production and Profitability Earn-Out is dependent on GMFS achieving certain profitability and loan production goals and is capped at $20 million. Up to 50% of the Production and Profitability Earn-Out may be paid in common stock of the Company, at the Company's option. The estimated present value of the total contingent consideration at October 31, 2014 was $11.4 million based on the future production and earnings projections of GMFS over the four-year earn-out period (at June 30, 2016 the contingent consideration liability was $11.7 million; the Company has delayed the first year installment payment of the contingent consideration). The Company funded the closing cash payment through a combination of available cash and the sale of a portion of its non-Agency RMBS portfolio. As discussed above, pursuant to the GMFS Merger Agreement, based on the final reconciliation of the October 31, 2014 values, the Company received approximately $1.7 million in June 2015 from an escrow account established at the time of the closing. The Company recorded a reduction to goodwill in the consolidated balance sheets that included this amount, along with other final closing adjustments. Additionally, in 2016 and 2015, the goodwill and other intangible assets were measured for impairment. The Company determined that it is more likely than not that the carrying amount of these assets are recoverable and therefore, the Company did not recognize any impairment of these assets under accounting principles generally accepted in the United States (“U.S. GAAP”).

Segments

The Company operates in two operating segments: residential mortgage investments and residential mortgage banking. These operating segments have been identified based on the Company's organizational and management structure. These segments are based on an internally-aligned segment structure, which is how the Company's results are monitored and performance is assessed.

The residential mortgage investments segment includes a portfolio of mortgage loans which were newly originated at the time of purchase. The residential mortgage banking segment includes the operations of GMFS, which originates mortgage loans for subsequent sale as either servicing retained or released, and expenses incurred by Honeybee TRS.

At June 30, 2016, the Company held a diversified portfolio of residential mortgage loans, RMBS and MSRs with an aggregate fair value of $286.6 million, comprised of the following:

Residential Mortgage Investments

•	Newly originated loans with a fair value of $43.6 million;

•	RMBS assets with a fair value of $84.6 million, consisting primarily of senior tranches of non-Agency RMBS that were originally highly rated but subsequently downgraded and,

Residential Mortgage Banking

•	Mortgage loans originated by the GMFS mortgage banking platform and held for sale with a fair value of $113.9 million; and

•	MSRs with a fair value of $44.5 million.

The borrowings the Company used to fund the purchase of its portfolio held for investment totaled $149.8 million at June 30, 2016, under: (i) a master repurchase facility with Credit Suisse First Boston Mortgage Capital LLC (the "Credit Suisse Loan Repurchase Facility", and together with the Citi Loan Repurchase Facility, the "Loan Repurchase Facilities") to fund its newly originated loan portfolio, (ii) master securities repurchase agreements with four counterparties and (iii) the 8.0% Exchangeable Senior Notes due 2016 (the "Exchangeable Senior Notes"). Additionally, the borrowings the Company used to fund the origination of its mortgage loans held for sale portfolio totaled $102.5 million at June 30, 2016 under warehouse lines of credit and repurchase agreements with four lenders with an aggregate borrowing capacity of $185.0 million. On May 26, 2016, in connection with the sale of the Company's seasoned, re-performing mortgage loans, including REO, the Company terminated the Citi Loan Repurchase Facility which was used to finance the purchase of such loans. The Company is also in discussions with other financial institutions to provide it with additional borrowing capacity under various agreements, including repurchase agreements and other types of financing arrangements.

Factors Impacting Operating Results

The Company’s operating results for the three months ended June 30, 2016 were impacted by the following factors related to the pending Mergers:

•	a decrease in net interest margin in the residential mortgage investment portfolio primarily due to the sale of the seasoned, re-performing mortgage loan portfolio on May 26, 2016; and

•	an increase in other expenses primarily due to transaction costs related to the pending Mergers.

See the sections titled “Selected Financial Highlights”, “Non-U.S. GAAP Financial Measures” and “Financial Overview” below for a more detailed discussion of these other factors.

The Company’s results of operations for the three months ended June 30, 2016 were also impacted by a number of other factors. Home prices, which are a significant correlating factor to the Company’s performance, rose 0.70% for the three months ended June 30, 2016 according to Case Shiller (20 City index, seasonally adjusted). The underlying fundamentals of the housing market were characterized by continued steadily rising home prices in the 5% range annually. The overall market sentiment improved in the second quarter primarily because of guidance from the Federal Reserve which suggested that future interest rate hikes will likely be delayed to later in 2016. The non-Agency RMBS asset sector participated in the second quarter rebound on tightening credit spreads and stable to improved underlying credit metrics over the quarter. This allowed for stable roll rates, credit losses and recoveries in the second quarter. The non-Agency RMBS assets generally ended the quarter with positive returns. Additionally, the spreads on the 10 year Treasury and TBA’s tightened during the quarter which led to the Company experiencing a modest gain on its residential mortgages held for investment during the same period.

The Company’s results of operations were also impacted by the sale of the Company’s distressed, re-performing loan portfolio on May 26, 2016.

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

Changes in Market Interest Rates

With respect to the Company's business operations, increases in interest rates, in general, may, over time, cause: (i) the interest expense associated with the Company's borrowings to increase; (ii) the value of its fixed-rate portfolio to decline; (iii) coupons on its ARMs and hybrid ARMs (including RMBS secured by such collateral) and other floating rate securities to reset, although on a delayed basis, to higher interest rates; (iv) prepayments on its residential mortgage investments and RMBS to slow, thereby slowing the amortization of the Company's purchase premiums and the accretion of its purchase discounts; (v) a decrease in the Company's mortgage banking origination volume and operating activities; (vi) the value of its interest rate swap agreements to increase; and (vii) the value of its MSRs to increase.

Conversely, decreases in interest rates, in general, may, over time, cause: (i) prepayments on the Company's residential mortgage investments and RMBS to increase, thereby accelerating the amortization of its purchase premiums and the accretion of its purchase discounts; (ii) the interest expense associated with its borrowings to decrease; (iii) the value of its fixed-rate portfolio to increase; (iv) the value of its interest rate swap agreements to decrease; (v) coupons on its ARMs and hybrid ARMs held for investment (including RMBS secured by such collateral) and other floating rate securities to reset, although on a delayed basis, to lower interest rates; (vi) an increase in the Company's mortgage banking origination volume and operating activities; and (vii) the value of its MSRs to decrease. At June 30, 2016, 19.7% of the Company's performing mortgage loans held for investment, as measured by fair value, consisted of mortgage loans with a variable interest rate component, including ARMs and hybrid ARMs. At June 30, 2016, 36.2% of the Company's RMBS assets, as measured by fair value, consisted of RMBS assets with a variable interest rate component, including ARMs and hybrid ARMs. Additionally, at June 30, 2016, 100.0% of the Company's Other Investment Securities, as measured by fair value, consisted of the Fannie Mae Risk Transfer Notes (“FMSA Notes”) and Freddie Mac Structured Agency Credit Risk Notes (“FMRT Notes”) with a variable interest rate component.

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

Critical Accounting Policies and Use of Estimates

See "Notes to Condensed Consolidated Financial Statements, Note 2 - Basis of Presentation" included in Part I, Item 1 - "Financial Statements" included in this quarterly report on Form 10-Q and "Notes to Condensed Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Polices" included in Part II, Item 8 – "Financial Statements and Supplementary Data" in the Company's report on Form 10-K for the year ended December 31, 2015 for the Company's Critical Accounting Policies.

Selected Financial Highlights

A summary of the Company's results for the three months and six months ended June 30, 2016 and June 30, 2015 is below, followed by an overview of the market conditions that impacted the Company's results during the period:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
U.S. GAAP net (loss)/income	$(1.1) million	$6.7 million	$(4.5) million	$7.1 million
U.S. GAAP net (loss)/income per diluted weighted average share outstanding	$(0.13)	$0.65	$(0.51)	$0.79
Core Earnings	$(1.0) million	$3.4 million	$0.8 million	$8.0 million
Core Earnings per diluted weighted average share outstanding	$(0.11)	$0.38	$0.09	$0.89

	June 30, 2016		December 31, 2015
Book value per share of common stock and OP Unit, at end of period/year	$18.66		$19.98
Leverage ratio, at end of period/year	1.94	x	2.97	x

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

The following table reconciles net (loss)/income computed in accordance with U.S. GAAP to Core Earnings:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(dollars in thousands, except per share data)
Net (loss)/income – U.S. GAAP	$(1,121)	$6,710	$(4,497)	$7,127
Recurring adjustments for non-core earnings:
Change in unrealized gain or loss on mortgage loans held for investment and held for sale previously held for investment	22,481	(1,247)	19,963	(47)
Change in unrealized gain or loss on real estate securities	(1,130)	1,965	664	2,143
Change in unrealized gain or loss on Other Investment Securities	(338)	(8)	(363)	(145)
Change in unrealized gain or loss on real estate owned	(996)	93	(929)	(9)
Change in unrealized gain or loss on Treasury securities	(3)	—	(9)	—
Realized gain on mortgage loans held for investment and held for sale previously held for investment	(22,319)	(473)	(22,856)	(617)
Realized (gain)/loss on real estate securities	—	(76)	725	(76)
Realized loss on Other Investment Securities	—	39	—	39
Realized loss on real estate owned	(107)	25	(109)	4
Realized gain on Treasury securities	(25)	—	(25)	—
(Gain)/loss on derivative instruments related to investment portfolio	(70)	(1,401)	607	(494)
Change in fair value of MSRs resulting from changes in valuation inputs or assumptions used in a valuation model, net of tax	2,327	(2,641)	6,913	(1,015)
Change in contingent consideration, net of tax	103	195	248	510
Amortization of deferred premiums, production and profitability earn-outs, net of tax	97	97	235	259
Depreciation and amortization, net of tax	122	138	291	275
Non-controlling interests	(38)	—	(54)	—
Core Earnings – non-U.S. GAAP	$(1,017)	$3,416	$804	$7,954
Core Earnings – per diluted weighted average share outstanding – non-U.S. GAAP	$(0.11)	$0.38	$0.09	$0.89

Core Earnings was $(1.0) million for the three months ended June 30, 2016 compared to $3.4 million for the three months ended June 30, 2015. The decrease in Core Earnings was primarily due to:

•	a decrease in net interest margin in the residential mortgage investment portfolio of $2.8 million primarily due to the sale of the seasoned, re-performing mortgage loan portfolio on May 26, 2016;

•	a decrease in net interest margin of $0.9 million related to the RMBS and Other Investment Securities portfolio primarily due to a reduction in the unpaid principle balances resulting from scheduled principal payments and sales of RMBS with an unpaid principal balance of $43.0 million during the twelve months ended June 30, 2016; and

•	an increase in other expenses of $2.2 million primarily due to transaction costs related to the pending Mergers,

offset by an increase in non-interest income of $1.6 million (net of an increase in salaries, commissions and benefits directly related to this income) from the Company’s mortgage banking activities due to an increase in income from loan origination and servicing income of $3.8 million, offset by an increase in MSR payoffs of $0.9 million and an increase in salaries, commissions and benefits of $1.4 million. The mortgage banking segment experienced a 11.4% increase in mortgage originations compared to the same period in 2015.

Core Earnings was $0.8 million for the six months ended June 30, 2016 compared to $7.9 million for the six months ended June 30, 2015. The decrease in Core Earnings was primarily due to:

•	a decrease in net interest margin in the residential mortgage investment portfolio of $3.2 million primarily due to the sale of the seasoned, re-performing mortgage loan portfolio on May 26, 2016;

•	a decrease in net interest margin of $1.7 million related to the RMBS and Other Investment Securities portfolio primarily due to a reduction in the unpaid principle balances resulting from scheduled principal payments and sales of RMBS with an unpaid principal balance of $43.0 million during the twelve month ended June 30, 2016; and

•	an increase in other expenses of $3.6 million primarily due to transaction costs related to the pending Mergers,

offset by:

•	a reduction in operating expenses of $0.6 million primarily due to a reduction in certain professional fees and

•	an increase in non-interest income of $1.1 million (net of increases in salaries, commissions and benefits directly related to this income) from the Company’s mortgage banking activities due to an increase in loan origination and servicing income of $4.8 million, offset by an increase in MSR payoffs of $1.6 million and an increase in salaries, commission and benefits of $2.0 million.

Financial Overview

Three Months Ended June 30, 2016 and June 30, 2015

The Company reported GAAP net loss for the three months ended June 30, 2016 of $1.1 million or $0.13 per diluted weighted average share outstanding, compared with net income of $6.7 million or $0.65 per diluted weighted average share outstanding for the same period in 2015.

The change was primarily due to:

•	a decrease in net interest margin of $2.8 million primarily due to the sale of the seasoned, re-performing mortgage loan portfolio on May 26, 2016;

•	a decrease in net interest margin of $0.9 million related to the RMBS and Other Investment Securities portfolio primarily due to a reduction in the unpaid principle balances resulting from scheduled principal payments and sales of RMBS with an unpaid principal balance of $43.0 during the twelve months ended June 30, 2016;

•	an increase in other expenses of $2.2 million primarily due to transaction costs related to the pending Mergers and

•	a decrease in the value of MSRs in the Company’s residential mortgage banking segment of $6.2 million compared to an increase of $3.6 million in 2015 due to changes in prepayment assumptions and payoffs, offset by:

•	an increase in income from mortgage banking activities and loan servicing of $2.5 million (net of increases in salaries, commissions and benefits of $1.4 million directly related to this income) due to an increase in income from loan origination and servicing income;

•	a decrease in operating expenses of $1.3 million primarily due to a reduction in certain professional fees;

•	an increase in other gains of $1.4 million primarily due to changes in unrealized gains and losses and realized gains and losses related to the residential mortgage investments; and

•	a decrease in income tax expense of $2.8 million resulting from changes in the items discussed above

Six Months Ended June 30, 2016 and June 30, 2015

The Company reported GAAP net loss for the six months ended June 30, 2016 of $4.5 million or $0.51 per diluted weighted average share outstanding, compared with net income of $7.1 million or $0.79 per diluted weighted average share outstanding for the same period in 2015.

The change was primarily due to:

•	a decrease in net interest margin of $3.2 million primarily due to the sale of the seasoned, re-performing mortgage loan portfolio on May 26, 2016;

•	a decrease in net interest margin of $1.7 million related to the RMBS and Other Investment Securities portfolio primarily due to a reduction in the unpaid principle balances resulting from scheduled principal payments and sales of RMBS with an unpaid principal balance of $43.0 million during the twelve months ended June 30, 2016;

•	an increase in other expenses of $3.6 million primarily due to transaction costs related to the pending Mergers; and

•	a decrease in the value of MSRs in the Company’s residential mortgage banking segment of $14.2 million compared to an increase of $0.2 million in 2015 due to changes in prepayment assumptions and payoffs, offset by:

•	an increase in income from mortgage banking activities and loan servicing of $2.8 million (net of increases in salaries, commissions and benefits of $2.0 million directly related to this income) due to an increase in income from loan origination and servicing income;

•	a decrease in operating expenses of $1.1 million primarily due to a reduction in certain professional fees; and

•	an increase in other gains of $3.1 million primarily due to changes in unrealized gains and losses and realized gains and losses related to the residential mortgage investments; and

•	a decrease in income tax expense of $4.3 million resulting from changes in the items discussed above.

GMFS

Highlights of the GMFS operating activity (which is included in the Company’s residential mortgage banking segment) for the three months ended June 30, 2016 are as follows:

		Increase from the Quarter Ended March 31, 2016	Increase from the Quarter Ended June 30, 2015
Mortgage originations (1)
Unpaid principal balance:	$559.7 million	29.5%	11.4%
Percentage of originations
Purchases	71.0%
Refinancing	29.0%

Interest rate locks entered into	$771.6 million	25.1%	36.2%

Mortgage loans sold (1)
Unpaid principal balance:	$535.8 million	25.5%	4.7%
Percentage of unpaid principal balance
Fannie Mae or Freddie Mac securitizations	68.9%
Ginnie Mae securitizations	23.1%
Other investors	8.0%

Core Earnings (2)	$5.4 million
Other (primarily the change in the fair value of the MSR portfolio due to changes in values of market related inputs or assumptions used in a valuation model)	(4.6) million
Income before income taxes of GMFS – non-U.S. GAAP (3)	$0.8 million

The following table is a reconciliation of the income before income taxes of GMFS- non-U.S. GAAP to the net income of the Company’s residential mortgage banking segment reported in accordance with U.S. GAAP (in millions):

(dollars in millions)
Net income of the Company’s residential mortgage banking segment – U.S. GAAP	$0.06
Add back expenses incurred by the ZFC Honeybee TRS, LLC:
Advisory fee – related party	0.09
Amortization of deferred premiums, production and profitability earn-outs included in salaries, commission and benefits	0.19
Operating expenses (including change in contingent consideration)	0.22
Other expenses	0.20
Income tax expense	0.06
Income before income taxes of GMFS – non-U.S. GAAP	$0.82

(1) Excludes reverse mortgages and was obtained from GMFS loan origination system.

(2) See definition of Core Earnings in the “Non-U.S. GAAP Financial Measures” section included in this quarterly report on Form 10-Q.

(3) Income before income taxes is a non-U.S. GAAP measure. This excludes operating and other expenses and income taxes incurred in the residential mortgage banking segment by ZFC Honeybee TRS, LLC, the parent company of GMFS. The Company believes that providing investors with income before income taxes for the GMFS operations in addition to the related U.S. GAAP measures, gives investors greater transparency to the information used by management in its financial and operational decision-making.

Highlights of the GMFS MSRs at June 30, 2016 are as follows:

MSRs
Unpaid principal balance	$4.8 billion
Fair market value	$44.5 million
Percentage of unpaid principal balance serviced
Fannie Mae or Freddie Mac securitizations	65.6%
Ginnie Mae securitizations	34.4%

Weighted average gross coupon	3.9%

The change in the Company’s book value from March 31, 2016 to June 30, 2016 was as follows:

	Segment
	Residential Mortgage Loan Investments	Residential Mortgage Banking	Corporate	Consolidated	Book Value Per Share and OP Unit
	(dollars in thousands, except per share amounts)
Book value - March 31, 2016	$166,842	$68,322	$(64,321)	$170,843
Less: Non-controlling interest in GMFS	—	(54)	—	(54)
ZFC Common stockholders and OP Unit holders	166,842	68,268	(64,321)	170,789	$19.19

Net interest income/ (expense)	2,280	262	(1,469)	1,073
Non-interest income	—	11,461	—	11,461

Change in unrealized gain or loss	(20,013)	—	—	(20,013)
Realized gain/(loss)	22,451	—	—	22,451
(Loss)/gain on derivative instruments	(381)	—	451	70

Expenses:
Advisory fees – related party	295	89	389	773
Salaries, commissions and benefits	—	9,506	—	9,506
Operating expenses	260	1,778	645	2,683
Other expenses	911	237	1,997	3,145

Net income (loss) before income taxes	2,871	113	(4,049)	(1,065)
Income tax expense	—	55	—	55
Net income	2,871	58	(4,049)	(1,120)
Income allocated to non-controlling interest in GMFS	—	54	—	54
Net income allocated to ZFC common stockholders and OP Unit holders	2,871	4	(4,049)	(1,174)	(0.13)
Dividends and distributions	—	—	(3,559)	(3,559)	(0.40)
Cash transfers between segments, net of changes in intercompany balances	(102,904)	89	102,815	—
Book value – June 30, 2016	$66,809	$68,361	$30,886	$166,056	$18.66

Investment activity during the three and six months ended June 30, 2016 and June 30, 2015

Mortgage Loans Held for Investment, at Fair Value and Held for Sale Previously Held for Investment, at Fair Value

These mortgage loans consist of (i) loans which were distressed and re-performing and showed evidence of credit deterioration at the time of purchase and (ii) newly originated at the time of purchase.

Distressed and re-performing loans at the time of purchase

The Company did not acquire any mortgage loans held for investment which showed evidence of credit deterioration at the time of purchase during the three and six months ended June 30, 2016 or June 30, 2015.

During the three months ended March 31, 2016, the Company decided it no longer intended to hold its seasoned and re-performing mortgage loan portfolio which were held as loans held for investment, at fair value at December 31, 2015 for the foreseeable future and reclassified this portfolio to mortgage loans held for sale previously held for investment, at fair value.

On May 26, 2016, the Company entered into a contract providing for and completed the sale of its seasoned, re-performing mortgage loans, including REO, with an unpaid principal balance of $430.7 million, including $27.0 million of non-interest bearing unpaid principal balance which had a carrying value of zero in the Company’s consolidated balance sheets at March 31, 2016 and December 31, 2015. The sale price was determined as a sum of (i) a percentage of the unpaid principal balance of the loans sold, (ii) accrued interest and (iii) outstanding, recoverable servicing advances.

The Company used $267.2 million out of the proceeds from the sale to repay the outstanding balance under the Citi Loan Repurchase Facility, which was used to finance the purchase of such loans.

The following table presents additional information about the sale of the Company’s mortgage loans held for sale previously held for investment and REO for the three months ended June 30, 2016:

	Mortgage Loans Held for Sale, Previously Held for Investment	REO	Total
	(dollars in thousands)
Balance at March 31, 2016 – at fair value	$368,956	$2,357	$371,313
Net accretion of discounts	2,411	—	2,411
Proceeds from principal repayments	(11,218)	(1,942)	(13,160)
Balance at time of sale – at fair value	360,149	415	360,564

Proceeds from sale:
Percentage of unpaid principal balance, net of closing costs	(357,153)	(1,517)	(358,670)
Accrued interest	(2,411)	—	(2,411)
Total – proceeds from sale	(359,564)	(1,517)	(361,081)

Proceeds less than (in excess of) carrying amount	585	(1,102)	(517)

Realized gain (loss) on sale, based on amortized cost	22,203	107	22,310
Reversal of previously recognized change in unrealized gain or loss	(22,788)	995	(21,793)
Net (loss) gain on sale for the three months ended June 30, 2016	(585)	1,102	517

Balance at June 30, 2016 – at fair value	$—	$—	$—

The realized gain (loss) on sale and reversal of previously recognized change in unrealized gain or loss are included in (i) realized gain on mortgage loans held for investment and held for sale previously held for investment and realized gain on REO and (ii) change in unrealized gain or loss on mortgage loans held for investment and held for sale previously held for investment and change in unrealized gain or loss on REO, respectively, in the Company’s consolidated statements of operations.

Additionally, the Company received $0.7 million relating to outstanding, recoverable servicing advances.

The net proceeds from the transaction are as follows:

(dollars in thousands)
Proceeds from sale:
Unpaid principal balance and accrued interest	$361,081
Servicing advances	747
Total – proceeds from sale	361,828

Payoff Citi Loan Repurchase Facility	(267,192)
Net proceeds from sale	$94,636

The Company did not sell any mortgage loans held for investment during the three or six months ended June 30, 2015.

The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded the following as change in unrealized gain or loss on mortgage loans held for investment and held for sale previously held for investment in the consolidated statements of operations:

Three Months Ended		Six Months Ended
June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
(dollars in thousands)
$(22,789)	$1,315	$(20,640)	$229

Newly originated loans at the time of purchase

During the three and six months ended June 30, 2016, the Company's acquisition of mortgage loans held for investment, which were newly originated at the time of purchase and sourced through its loan purchase program was as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(dollars in thousands)
Aggregate Unpaid Principal Balance	$12,559	$23,942
Loan Repurchase Facilities Used	$11,121	$21,290

The Company did not sell any mortgage loans held for investment which were newly originated at the time of purchase during the three and six months ended June 30, 2016.

The following table sets forth certain information regarding the Company's mortgage loans held for investment at June 30, 2016 which were newly originated at the time of purchase and sourced through its loan purchase program:

June 30, 2016

	Unpaid			Gross Unrealized (1)			Weighted Average
	Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Unleveraged Yield
	(dollars in thousands)
Performing
Fixed	$33,861	$576	$34,437	$551	$(4)	$34,984	4.81%	4.56%
ARM	8,398	120	8,518	72	—	8,590	4.45	4.86
Total	$42,259	$696	$42,955	$623	$(4)	$43,574	4.74%	4.54%

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded the following as change in unrealized gain or loss on mortgage loans held for investment and held for sale previously held for investment in the consolidated statements of operations:

Three Months Ended		Six Months Ended
June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
(dollars in thousands)
$308	$(67)	$677	$(73)

Mortgage Loans Held for Sale, at Fair Value

The Company’s mortgage loans held for sale, at fair value consists of loans originated by its residential mortgage banking platform.

For the three and six months ended June 30, 2016, the Company's mortgage loans held for sale activity was as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(dollars in thousands)
Balance at beginning of period	$110,860	$115,942
Originations and repurchases	566,934	1,002,160
Proceeds from sales and principal payments	(585,638)	(1,042,529)
Gain on sale	21,713	38,296
Balance at end of period	$113,869	$113,869

The following table sets forth certain information regarding the Company’s mortgage loans held for sale at June 30, 2016:

	Unpaid Principal Balance	Fair Value
	(dollars in thousands)
Conventional	$62,723	$65,414
Governmental	18,070	20,820
United States Department of Agriculture loans	20,203	21,433
United States Department of Veteran Affairs loans	5,270	6,033
Reverse mortgages	149	169
Total – Mortgage loans held for sale	$106,415	$113,869

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

Other Investment Securities consist of FMRT Notes and FMSA Notes at June 30, 2016.

During the three and six months ended June 30, 2016, there were no purchases of RMBS or Other Investment Securities and there were no sales of Other Investment Securities. The Company did not sell any non-Agency RMBS during the three months ended June 30, 2016. During the six months ended June 30, 2016, the Company sold non-Agency RMBS with a principal balance of $19.4 million.

The following tables present certain information regarding the Company's non-Agency RMBS and Other Investment Securities at June 30, 2016:

	Principal or			Gross Unrealized (2)			Weighted Average
	Notional Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Unleveraged Yield
	(dollars in thousands)
Real estate securities
Non-Agency RMBS:
Alternative – A	$57,877	$(32,385)	$25,492	$610	$(1,271)	$24,831	1.89%	5.50%
Pay option adjustable rate	34,082	(5,756)	28,326	-	(2,685)	25,641	1.21	4.56
Prime	32,041	(4,058)	27,983	387	(571)	27,799	3.77	5.53
Subprime	10,410	(3,750)	6,660	20	(335)	6,345	0.61	6.89
Total non-Agency RMBS	$134,410	$(45,949)	$88,461	$1,017	$(4,862)	$84,616	2.06%	5.31%
Other Investment Securities (1)	$13,392	$53	$13,445	$72	$(270)	$13,247	4.97%	6.11%

At June 30, 2016, Alternative-A non-Agency RMBS includes an IO with a notional balance of $28.1 million, respectively.

(1)	See “Notes to Condensed Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies - Other Investment Securities” included in Part I, Item 1 – “Financial Statements” in this quarterly report on Form 10-Q.

(2)	The Company has elected the fair value option pursuant to ASC 825 for real estate securities and Other Investment Securities. The Company recorded the changes in unrealized gain or loss in the consolidated statements of operations.

MSRs

The Company's MSRs consist of conforming conventional loans sold to Fannie Mae and Freddie Mac or loans securitized in Ginnie Mae securities. The government loans serviced by the Company are securitized through Ginnie Mae, whereby the Company is insured against losses by the FHA or partially guaranteed against loss by the VA.

The MSRs activity for the three and six months ended June 30, 2016 is as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(dollars in thousands)
Balance at beginning of period	$44,853	$48,209
Additions due to loans sold, servicing retained	5,837	10,536
Change in fair value of MSRs (1)
Changes in values of market related inputs or assumptions used in a valuation model (2)	(4,528)	(11,138)
Other changes (3)	(1,667)	(3,112)
Total - change in fair value of MSRs	(6,195)	(14,250)

Balance at end of period	$44,495	$44,495

(1)	Included in change in fair value of MSRs in the Company's consolidated statements of operations.

(2)	Primarily reflects changes in values of prepayment assumptions due to changes in interest rates.

(3)	Represents change in value primarily due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid off or paid down during the period.

The Company's MSR portfolio at June 30, 2016 is as follows:

	Unpaid Principal Balance	Fair Value
	(dollars in thousands)
Fannie Mae	$2,021,067	$18,177
Ginnie Mae	1,636,598	16,559
Freddie Mac	1,103,779	9,760
Total - MSRs	$4,761,444	$44,496

The following analysis focuses on the results generated during the three and six months ended June 30, 2016 and June 30, 2015

Net Interest Income

The Company’s interest income is comprised of interest income generated from the Company’s mortgage loans held for investment, mortgage loans held for sale previously held for investment, mortgage loans held for sale, non-Agency RMBS and Other Investment Securities. The Company’s interest expense is related to the Company’s warehouse lines of credit, Treasury securities repurchase agreements, the Loan Repurchase Facilities, securities repurchase agreements and the Exchangeable Senior Notes.

The Company’s net interest income for the three months ended June 30, 2016 and June 30, 2015 was as follows:

	Three Months Ended
	June 30, 2016	June 30, 2015
	(dollars in thousands)
Interest income	$5,187	$9,561
Interest expense	4,114	4,728
Net interest income	$1,073	$4,833

The decrease in interest income was due to (i) a decrease in interest income of $3.6 million related to mortgage loans held for investment and held for sale previously held for investment primarily due to the sale of the seasoned, re-performing mortgage loan portfolio on May 26, 2016 and (ii) a decrease in interest income of $1.1 million related to RMBS primarily due to sales of RMBS with an unpaid principal balance of $43.0 million during the twelve month period ended June 30, 2016 as well as a reduction in the unpaid principal amounts resulting from scheduled principal payments; offset by an increase in interest income from other investment securities of $0.1 million and an increase in interest income from mortgage loans held for sale of $0.1 million.

The decrease in interest expense was due to a decrease in interest expense of $0.8 million related to a decrease in borrowings on the Company’s Loan Repurchase Facilities used to finance the Company’s residential mortgage loans held for investment and held for sale previously held for investment primarily due to the sale of the Company’s seasoned, re-performing mortgage loan portfolio on May 26, 2016 and termination of the Citi Loan Repurchase Facility used to finance such loans; and a decrease in interest expense of $0.1 million related to reduced borrowings on the Company’s securities repurchase agreements as a result of RMBS sales during the twelve months ended June 30, 2016, offset by an increase in interest expense of $0.1 million related to the Company’s warehouse lines of credit used to fund mortgage loans held for sale in the Company’s residential mortgage banking segment, an increase of $60,000 related to the Company’s Treasury securities repurchase agreements and an increase of $27,000 related to the Exchangeable Senior Notes.

	Six Months Ended
	June 30, 2016	June 30, 2015
	(dollars in thousands)
Interest income	$13,892	$19,249
Interest expense	8,911	9,473
Net interest income	$4,981	$9,776

The decrease in interest income was due to (i) a decrease in interest income of $3.8 million related to mortgage loans held for investment and held for sale previously held for investment primarily due to the sale of the seasoned, re-performing mortgage loan portfolio on May 26, 2016 and (ii) a decrease in interest income of $2.2 million related to RMBS primarily due to sales of RMBS with an unpaid principal balance of $43.0 million during the twelve month period ended June 30, 2016 as well as a reduction in the unpaid principal balances resulting from scheduled principal payments; offset by an increase in interest income from other investment securities of $0.3 million and an increase in interest income from mortgage loans held for sale of $0.3 million.

The decrease in interest expense was due to a decrease in interest expense of $0.6 million related to a decrease in borrowings on the Company’s Loan Repurchase Facilities used to finance the Company’s residential mortgage loans held for investment and held for sale previously held for investment primarily due to the sale of the Company’s seasoned, re-performing mortgage loan portfolio on May 26, 2016 and termination of the Citi Loan Repurchase Facility used to finance such loans; and a decrease in interest expense of $0.2 million related to related to reduced borrowings on the Company’s securities repurchase agreements as a result of RMBS sales during the twelve months ended June 30, 2016, offset by an increase in interest expense of $0.1 million related to the Company’s warehouse lines of credit used to fund mortgage loans held for sale in the Company’s residential mortgage banking segment, an increase of $61,000 related to the Company’s Treasury securities repurchase agreements and an increase of $53,000 related to the Exchangeable Senior Notes.

Net interest income is subject to interest rate risk. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” of this quarterly report on Form 10-Q, for more information relating to interest rate risk and its impact on the Company’s operating results.

The weighted average net interest spreads between the yield on the Company’s assets (based on amortized cost) and the cost of funds, including the impact of interest rate hedging, for the Company’s non-Agency RMBS and Other Investment Securities at June 30, 2016 and June 30, 2015 were as follows:

	June 30, 2016	June 30, 2015
Mortgage loans held for investment:
Weighted average yield	4.74%	7.30%
Cost of funds	3.51	3.25
Net interest spread	1.23%	4.05%

RMBS and Other Investment Securities:
Weighted average yield	5.42%	6.53%
Cost of funds	2.18	1.72
Net interest spread	3.24%	4.81%

The Company’s net interest income is also impacted by prepayment speeds, as measured by the weighted average CPR on its assets. The three-month average and the six-month average CPR for the period ended June 30, 2016 for the Company’s mortgage loans, non-Agency RMBS and Other Investment Securities were as follows:

	Three-Month Average	Six-Month Average
Non-Agency RMBS (1)	21.0%	17.6%
Other Investment Securities	14.3%	11.7%

(1)	CPR includes both voluntary and involuntary amounts.

Non-interest income

The Company’s non-interest income relates to the Company’s residential mortgage banking segment. The primary components of the Company’s non-interest income are its mortgage banking activities net, loan servicing income, net of direct costs and change in fair value of MSRs.

For the three and six months ended June 30, 2016 and June 30, 2015 the Company’s non-interest income included the following:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(dollars in thousands)
Gain on sale of mortgage loans held for sale, net of direct costs (1)	$15,550	$11,805	$27,084	$22,761
Loan expenses, including provision for loan indemnification	(225)	(201)	(422)	(394)
Loan origination fee income	254	500	570	889
Total	$15,579	$12,104	$27,232	$23,256

(1)	Includes the change in fair value related to interest rate lock commitments (“IRLCs”) and MBS forward sales contracts held during the period.

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Loan servicing fee income	$3,346	$2,499	$6,512	$4,883
Late fee income (1)	—	—	—	—
Sub-servicing costs	(1,290)	(831)	(2,403)	(1,578)
Loan servicing fee income, net of direct costs	$2,056	$1,668	$4,109	$3,305
Change in fair value of MSRs	$(6,195)	$3,648	$(14,249)	$223

(1)	Less than $1,000.

The increase in loan servicing fee income, net of direct costs, is due to an increase in the unpaid principal balance of the MSR portfolio.

Expenses

Advisory Fee Expense (Related Party). Pursuant to the terms of the Investment Advisory Agreement, the Company incurred advisory fee expense and loan sourcing fees of $0.8 million for the three months ended June 30, 2016 and $0.7 million for the three months ended June 30, 2015. The increase of $0.1 million is due to an increase in loan sourcing fees related to the purchases of mortgage loans that were newly originated at the time of purchase during the three months ended June 30, 2016.

The Company incurred advisory fee expense and loan sourcing fees of $1.5 million for the six months ended June 30, 2016 and $1.4 million for the six months ended June 30, 2015. The increase of $0.1 million is due to an increase in loan sourcing fees related to the purchases of loans that were newly originated at the time of purchase during the six months ended June 30, 2016.

Salaries, commissions and benefits. These expenses are directly attributable to the mortgage banking operations of GMFS.

For the three months ended June 30, 2016, the Company incurred salaries, commissions and benefits of $9.5 million as compared to $8.1 million for the three months ended June 30, 2015. The increase of $1.4 million is primarily due to the opening of a new branch office in Plano, Texas in the later part of 2015 and higher bonus expense resulting from an increase in origination volume.

For the six months ended June 30, 2016, the Company incurred salaries, commissions and benefits of $17.5 million as compared to $15.5 million for the six months ended June 30, 2015. The increase of $2.0 million is primarily due to the opening of a new branch office in Plano, Texas in the later part of 2015 and higher bonus expense resulting from an increase in origination volume.

Operating Expenses

Professional Fees. For the three months ended June 30, 2016, the Company incurred professional fees (primarily related to legal fees, audit fees and consulting fees) of $0.5 million as compared to $1.1 million for the three months ended June 30, 2015. The decrease in professional fees was primarily due to a decrease in legal and audit fees.

For the six months ended June 30, 2016, the Company incurred professional fees (primarily related to legal fees, audit fees and consulting fees) of $1.4 million as compared to $1.8 million for the six months ended June 30, 2015. The decrease in professional fees was primarily due to a decrease of $0.2 million of legal and audit fees and a decrease of $0.1 million of tax preparation fees.

General and Administrative Expense. For the three months ended June 30, 2016, general and administrative expenses were $2.2 million as compared to $2.9 million for the three months ended June 30, 2015. The decrease in general and administrative expenses was primarily due to a decrease in contingent consideration expense of $0.3 million and a decrease in research fees of $0.2 million.

For the six months ended June 30, 2016, general and administrative expenses were $4.3 million as compared to $5.1 million for the six months ended June 30, 2015. The decrease in general and administrative expenses was primarily due to a decrease in franchise and licensing fees of $0.1 million and a decrease in contingent consideration expense of $0.6 million.

Other Expenses

Loan Servicing Fees. For the three months ended June 30, 2016, loan servicing fees were $0.9 million, as compared to $0.7 million for the three months ended June 30, 2015. The increase was primarily due to the write-off of unrecovered servicing advances in connection with the sale of the Company’s seasoned, re-performing mortgage loan portfolio on May 26, 2016.

For the six months ended June 30, 2016, loan servicing fees were $1.3 million, as compared to $1.5 million for the six months ended June 30, 2015. The decrease was due to lower servicing fees and advances.

Transaction Costs. For the three months ended June 30, 2016, transaction costs were $2.0 million as compared to less than $0.1 million for the three months ended June 30, 2015. The increase in transaction costs was due to the pending Mergers.

For the six months ended June 30, 2016, transaction costs were $4.0 million as compared to $0.1 million for the six months ended June 30, 2015. The increase in transaction costs was due to the pending Mergers.

Amortization Expense. Amortization expense for the three months ended June 30, 2016 and June 30, 2015 was $0.2 million. The amortization expense is related to the Company’s intangible assets. There were no other changes in the balance of the intangible assets.

Amortization expense for the six months ended June 30, 2016 and June 30, 2015 was $0.5 million. The amortization expense is related to the Company’s intangible assets. There were no other changes in the balance of the intangible assets.

Realized and Change in Unrealized Gain or Loss

The following amounts related to realized gains and losses, as well as changes in the fair value of the Company’s investment portfolio, which consists of mortgage loans, RMBS, Other Investment Securities, REO and derivative instruments, are included in the Company’s consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(dollars in thousands)
Change in unrealized gain or loss on mortgage loans held for investment and held for sale previously held for investment	$(22,481)	$1,247	$(19,963)	$47
Change in unrealized gain or loss on real estate securities	1,130	(1,965)	(664)	(2,143)
Change in unrealized gain or loss on Other Investment Securities	338	8	363	145
Change in unrealized gain or loss on real estate owned	996	(93)	929	9
Change in unrealized gain or loss on Treasury securities	3	—	9	—
Realized gain on mortgage loans held for investment and sale	22,319	473	22,856	617
Realized gain on real estate securities	—	76	(725)	76
Realized loss on Other Investment Securities	—	(39)	—	(39)
Realized loss on real estate owned	107	(25)	109	(4)
Realized gain on Treasury securities	25	—	25	—
Gain/(loss) on derivative instruments related to investment portfolio	70	1,401	(607)	494
Total other gains/(losses)	$2,507	$1,083	$2,332	$(798)

There was no other than temporary impairment for RMBS for the three or six months ended June 30, 2016 or June 30, 2015.

The Company’s interest rate swap agreements have not been designated as hedging instruments under U.S. GAAP.

Gain/(loss) on derivative instruments includes the change in fair value related to the following instruments for the three and six months ended June 30, 2016 and June 30, 2015: (i) interest rate swap agreements (ii) loan purchase commitments (“LPCs”) and (iii) the conversion option related to the Exchangeable Senior Notes. The loss on derivative instruments also includes the net interest rate swap payments for the derivative instruments.

The Company has elected to record the change in fair value related to certain mortgage loans held for investment, mortgage loans held for sale, RMBS, Other Investment Securities and MSRs in earnings by electing the fair value option.

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to turn non-cash assets into cash and to meet potential cash requirements. The Company uses cash to purchase assets, pay dividends, repay principal and interest on its borrowings, fund its operations and meet other general business needs. The Company's primary sources of liquidity are its existing cash balances, borrowings under warehouse lines of credit and repurchase agreements related to the GMFS origination platform, the Credit Suisse Loan Repurchase Facility, securities repurchase agreements, Treasury securities repurchase agreements, the net proceeds from offerings of equity and debt securities, notes issued by the Operating Partnership, net cash provided by operating activities, additional private funding sources, including other borrowings structured as repurchase agreements, securitizations, term financings and derivative agreements, and future issuances of common equity, preferred equity, convertible securities, exchangeable notes, trust preferred and/or debt securities. On May 26, 2016, in connection with the sale of the Company's seasoned, re-performing mortgage loans, including REO, the Company terminated the Citi Loan Repurchase Facility which was used to finance the purchase of such loans.

The Company used borrowings from its Loan Repurchase Facilities, master securities repurchase agreements and the Exchangeable Senior Notes to fund the purchase of its mortgage loans held for investment and RMBS. The borrowings from the Treasury securities repurchase agreements were used to fund the purchase of the Company’s Treasury securities. GMFS funds its operations with its operating cash and warehouse lines of credit and does not rely on the operations of the Company’s residential mortgage investments segment or corporate activities for funding.

The Credit Suisse Loan Repurchase Facility contains and the Citi Loan Repurchase Facility contained covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth and maximum debt to net worth ratio, as defined in the agreements. Additionally, the repurchase agreements and warehouse lines of credit used to finance the Company’s mortgages held for sale contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. The Company was in compliance with all significant debt covenants for the three and six months ended June 30, 2016 and June 30, 2015 and at June 30, 2016 and December 31, 2015.

The lender for the Credit Suisse Loan Repurchase Facility has informed the Company that it will not be renewing the facility when it matures on September 30, 2016. The Company is in discussions with various other lenders to refinance the facility.

 Under the repurchase agreements, the Company may be required to pledge additional assets to its counterparties (lenders) in the event that the fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional assets or cash. Generally, the Company's repurchase agreements contain a LIBOR-based financing rate, term and haircuts depending on the types of collateral and the counterparties involved. Further, at June 30, 2016 the range of haircut provisions associated with the Company's repurchase agreements was 11% for pledged trust certificates, representing interests in residential mortgage loans (the “Trust Certificates”), 15% and 35% for pledged non-Agency RMBS, 30% for pledged Other Investment Securities and 0% and 5% for pledged mortgage loans held for sale.

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

The decision to enter a plan of merger resulted from a strategic review of the company. As a result of that review, in order to reduce market risk in its investment portfolio, prior to entering into the Sutherland Merger Agreement, the Company had begun the process of selling its seasoned, re-performing mortgage loans from its residential mortgage investments segment. The Sutherland Merger Agreement requires the Company to complete the sale of its seasoned, re-performing mortgage loans as a condition to closing of the Mergers. On May 26, 2016, the Company entered into a contract providing for and completed the sale of its seasoned, re-performing mortgage loans, including REO, with an unpaid principal balance of $430.7 million to CGMRC for $362.0 million. The unpaid principal balance included $27.0 million of non-interest bearing unpaid principal balance which had a carrying value of zero in the Company’s consolidated balance sheets at March 31, 2016 and December 31, 2015. The net proceeds from the sale was $94.6 million after the repayment of the outstanding balance under the Citi Loan Repurchase Facility, which was used to finance the purchase of such loans and was terminated in connection with such sale. The sale of these loans has resulted in a reduction of the Company’s investment income and, if the Mergers are not completed, may therefore result in a decision to reduce or curtail dividends in the future.

Warehouse Lines of Credit

The borrowings GMFS used to fund its origination platform totaled $102.5 million at June 30, 2016 which included borrowings under master repurchase agreements with two lenders totaling $34.8 million and warehouse lines of credit with two counterparties totaling $67.7 million. Total available borrowings under the master repurchase agreements and the warehouse lines of credit at June 30, 2016 was $185.0 million. The master repurchase agreements are comprised of (i) an agreement in aggregate principal amount of up to $20.0 million, of which the entire $20.0 million is committed, expiring on July 31, 2016 and (ii) an agreement in aggregate principal amount of up to $65.0 million, of which the entire $65.0 million is committed, expiring on November 25, 2016. The committed warehouse lines of credit are comprised of (i) a $60.0 million agreement expiring on September 26, 2016 and (ii) a $40.0 million agreement expiring on August 13, 2016. The lines are collateralized by the underlying mortgages and related documents and instruments and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved.

The following tables present certain information regarding the Company's warehouse lines of credit and repurchase agreements in its residential mortgage banking segment at June 30, 2016:

	Balance	Weighted Average Rate
	(dollars in thousands)
Maturity
less than 90 days	$80,859	2.70%
91 days to 180 days	21,639	2.75
Total balance and weighted average rate	$102,498	2.71%

The warehouse lines of credit and repurchase agreements are secured by the Company’s mortgage loans held for sale and bear interest at a rate that has historically moved in close relationship to LIBOR. At June 30, 2016, GMFS had $109.9 million of mortgage loans held for sale pledged against its borrowings under the repurchase agreements and warehouse lines of credit.

The Company expects to renew the warehouse lines of credit and repurchase agreements at similar terms in the ordinary course of business as the facilities mature.

On July 31, 2016, one of the Company’s warehouse lines of credit, with a maximum capacity of $20.0 million matured. The lender extended the maturity date to September 30, 2016. The line of credit had an outstanding balance of $13,143,544 at June 30, 2016.

Treasury Securities Repurchase Agreements

The Company purchased Treasury securities during the six months ended June 30, 2016. The following table presents certain information regarding the Company’s non-interest bearing Treasury securities at June 30, 2016:

(dollars in thousands)
Par	$70,000
Carrying amount	69,961
Maturity	September 22, 2016
Balance sheet line item	Cash and cash equivalents

The Treasury securities are non-interest bearing.

In connection with the purchase of these securities, the Company has two repurchase agreements with one counterparty. The following table presents certain information regarding the Company’s Treasury securities repurchase agreements at June 30, 2016:

(dollars in thousands)
Outstanding balance	$69,254
Interest rate	0.63%
Maturity	September 22, 2016

Loan Repurchase Facilities

The following presents certain information at June 30, 2016 with respect to the Company’s master repurchase agreements used to fund the purchase of mortgage loans held for investment in its residential mortgage investments segment. On May 26, 2016, in connection with the sale of the Company's seasoned, re-performing mortgage loans, including REO, the Company terminated the Citi Loan Repurchase Facility which was used to finance the purchase of such loans.

	(dollars in thousands)
Lender	Citibank, N.A	Credit Suisse First Boston Mortgage Capital LLC
Collateral type funded by facility	Distressed and Re- Performing Loans	Newly Originated Loans
Total facility size	$—	$36,000
Amount committed	$—	$25,000
Maturity date	—	September 30, 2016
Outstanding balance	$—	$34,040
Weighted average interest rate	—%	2.93%

(dollars in thousands)
Fair value of Trust Certificates pledged as collateral	$39,368
Cash pledged as collateral	118

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

Securities Repurchase Agreements

The following tables present certain information at June 30, 2016 with respect to the Company’s securities repurchase agreements used to fund the purchase of RMBS and Other Investment Securities in its residential mortgage investments segment:

	Non-Agency RMBS		Other Investment Securities
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
Maturity
30 days or less	$51,817	2.03%	$1,481	2.20%
31- 90 days	5,415	2.37	—	—
Total balance/weighted average rate	$57,232	2.07%	$1,481	2.20%

(dollars in thousands)
Repurchase agreements	25
Counterparties	4
Fair value of non-Agency RMBS pledged as collateral	$76,682
Fair value of Other Investment Securities pledged as collateral	$2,094
Cash pledged as collateral	$1,645

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

Collateralized Borrowings Under Repurchase Agreements

The following table presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase agreements during the quarter and the highest balance of any month end during the quarter:

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
(dollars in thousands)
December 31, 2015	$412,788	$405,151	$412,788
March 31, 2016	435,639	424,214	435,639
June 30, 2016	217,910	306,858	432,477

The net decrease in the outstanding balance during the six months ended June 30, 2016 2016 is primarily due to:

•	the pay-off and termination of the Citi Loan Repurchase Facility in connection with the sale of the Company’s seasoned, re-performing mortgage loans on May 26, 2016. The Citi Loan Repurchase Facility was used to finance the purchase of such loans and had an outstanding balance of $279.5 million at December 31, 2015;

•	an increase of $70.0 million due to the acquisition of Treasury securities;

•	net repayments on the (i) Credit Suisse Loan Repurchase Facility related to the Company's mortgage loans held for investment; and (ii) the Company’s repurchase agreements relating to its RMBS and Other Investment Securities in the ordinary course of business.

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

At June 30, 2016 and at December 31, 2015, the Company had Exchangeable Senior Notes outstanding totaling $57.5 million of aggregate principal balance which matures on the Maturity Date. The Exchangeable Senior Notes bear interest at a rate of 8.0% per year payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2014. The effective interest rate of the Exchangeable Senior Notes, which is equal to the stated rate of 8.0% plus the amortization of the original issue discount and associated costs, is 10.2%.

The Exchangeable Senior Notes will mature on the Maturity Date, unless previously exchanged or repurchased in accordance with their terms. If the Company undergoes certain corporate events, that constitute a "fundamental change," the holders of the Exchangeable Senior Notes may require the Company to repurchase for cash all or part of their Exchangeable Senior Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. If the Mergers do not close, the Company intends to settle the obligation with its cash balances.

For additional information related to the Exchangeable Senior Notes, see "Notes to Condensed Consolidated Financial Statements—8.0% Exchangeable Senior Notes due 2016."

Derivative Instruments

Residential Mortgage Investments Segment

At June 30, 2016 the Company had outstanding interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of its repurchase agreements. These interest rate swap agreements provide for the Company to pay fixed interest rates and receive floating interest rates indexed to LIBOR. The swap agreements effectively fixed the floating interest rates on a portion of the borrowings under the Company’s repurchase agreements.

The following table presents information about the Company's interest rate swap agreements at June 30, 2016:

(dollars in thousands)
Maturity	2023
Notional Amount	$17,200
Weighted Average Pay Rate	2.72%
Weighted Average Receive Rate	0.62%
Weighted Average Years to Maturity	7.1
Cash Pledged as Collateral	$2,739

At June 30, 2016, the Company also had outstanding IRLCs and MBS forward sales contracts in its residential mortgage banking segment.

The Company had no exposure to TBA contracts at any time during the three and six months ended June 30, 2016. The Company did not have any TBA contracts outstanding at June 30, 2016.

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

The following table summarizes information related to the Company’s IRLCs and MBS forward sales contracts at June 30, 2016:

Non-hedge derivatives

(dollar amounts in thousands)
IRLCs (Principal balance of underlying loans)	$331,697
Notional amount of MBS forward sales contracts	$299,000

The notional amount is not representative of the maximum exposure to the Company.

See “Note to Consolidated Financial Statements, Note 24 – Offsetting Assets and Liabilities” included in Item 1, “Financial Statements” in this quarterly report on Form 10-Q for discussion about the Company’s master netting arrangements.

Leverage Ratio

At June 30, 2016, the Company had a leverage ratio of 1.94x. The leverage ratio is the ratio of the warehouse lines of credit, Treasury securities repurchase agreements, Credit Suisse Loan Repurchase Facility, securities repurchase agreements and Exchangeable Senior Notes (including the conversion option which is part of the notes) to the Company’s stockholders equity.

Restricted Cash

The Company maintains certain assets, which, from time to time, may include cash, unpledged mortgage loans, non-Agency RMBS and Other Investment Securities (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by the Company's counterparties (collectively, the "Cushion") to meet routine margin calls and protect against unforeseen reductions in the Company's borrowing capabilities. The Company's ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of its assets, its cash position and margin requirements. The Company's cash position fluctuates based on the timing of its operating, investing and financing activities and is managed based on the Company's anticipated cash needs. At June 30, 2016, the Company had a Cushion of $128.0 million in addition to certain reserves held with respect to the Credit Suisse Loan Repurchase Facility. The Company's calculation of its Cushion excludes cash and mortgage loans held for sale related to GMFS's operations.

At June 30, 2016, the Company had a total of $4.8 million of restricted cash pledged against its interest rate swaps, repurchase agreements related to its mortgage loans held for investment and RMBS portfolios and MBS forward contracts related to the Company’s mortgage banking activities.

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

GMFS Transaction

Pursuant to the GMFS Merger Agreement the Company merged with and into GMFS, with GMFS surviving the merger as an indirect subsidiary of the Company (see Item 1, “Business,” of the Company’s annual report on Form 10-K). The transaction closed on October 31, 2014. The final purchase price was approximately $61.2 million which was comprised of (i) the fair market value of GMFS's MSR portfolio, (ii) the fair market value of GMFS's net tangible assets and (iii) a purchase price premium. In addition to cash paid at closing, the total consideration included two contingent $1 million deferred premium payments payable in cash over two years, plus the Production and Profitability Earn-Out. The $2 million of deferred premium payments is contingent on GMFS remaining profitable and retaining certain key employees. The Production and Profitability Earn-Out is dependent on GMFS achieving certain profitability and loan production goals and is capped at $20 million. Up to 50% of the Production and Profitability Earn-Out may be paid in common stock of the Company, at the Company's option. The estimated present value of the total contingent consideration at June 30, 2016 and October 31, 2014 was $11.7 million and $11.4 million, respectively, based on the future production and earnings projections of GMFS over the four-year earn-out period. The Company funded the closing cash payment through a combination of available cash and the liquidation of a portion of its non-Agency RMBS portfolio.

As disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2015, GMFS had executed a statute of limitations tolling agreement with at least one counterparty with respect to mortgage loans that were sold by GMFS to this counterparty’s predecessor. This tolling agreement extends the time period which this counterparty could bring claim against GMFS.

The initial tolling agreement was executed by GMFS on December 12, 2013 and then amended to extend the expiration date. Based on communications received in April 2015 from this counterparty, the Company believes that when this tolling agreement expires, absent further extension of the tolling agreement or settlement of the counterparty's claims, it is probable that the counterparty will initiate litigation against GMFS seeking substantial damages based on alleged breaches of representations and warranties made by GMFS. The most recent amendment of the tolling agreement extended the expiration date to December 31, 2016 and can be further extended by agreement of the parties. The Company also understands that this counterparty has commenced or threatened litigation arising out of historical mortgage loan purchases by its predecessor against a number of other mortgage loan originators. The Company estimates that dating back to a period that began approximately 16 years ago in 1999 and ended in 2006, approximately $1 billion of mortgage loans were sold servicing released by GMFS to the predecessor to this counterparty. While the historical claims experience of GMFS with respect to purchasers of mortgage loans from GMFS over the 1999 to 2006 period has not resulted in material damages claimed against or paid by GMFS, as further disclosed in the Company's Form 10-K for the year ended December 31, 2015, claims brought by this counterparty could expose GMFS to substantial damages that may be material, cause the Company and GMFS to devote significant management time and attention and other resources to resolving or defending these claims, require GMFS, the Company or its other subsidiaries to incur significant costs, or cause significant losses that may be material.

Although the Company has established a loan indemnification reserve for potential losses related to loan sale representations and warranties with a corresponding provision recorded for loan losses due to the limited information available at this stage of the matter, the Company is not able to determine the likelihood of the outcome or estimate an amount of loss or range of losses. The Company believes that losses in excess of the loan indemnification reserve will be recovered by the Company as either a reduction of the total contingent consideration owed under the GMFS Merger Agreement given the indemnification provisions in the GMFS Merger Agreement or by withdrawing funds from an escrow account established by the sellers at the time of the acquisition (as of June 30, 2016, the balance in the escrow account was $4.0 million. Additionally, the Company has delayed the first year installment payment of the contingent consideration. Losses in excess of the loan indemnification reserve, total contingent consideration and the escrow account could have a material adverse impact on the Company's results of operations, financial position or cash flows. In the event of litigation or settlement with the counterparty, the Company intends to pursue claims against the sellers of GMFS seeking indemnification for any losses or any amounts paid in settlement, although there can be no assurance that such claims would be successful or that any amounts available for indemnification would be adequate.

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

In order to reduce market risk in its investment portfolio, prior to entering into the Sutherland Merger Agreement, the Company had begun the process of selling its seasoned, re-performing mortgage loans from its residential mortgage investments segment. The Sutherland Merger Agreement requires the Company to complete the sale of its seasoned, re-performing mortgage loans as a condition to closing of the Mergers. On May 26, 2016, the Company entered into a contract providing for and completed the sale of its seasoned, re-performing mortgage loans, including REO. The net proceeds from the sale were $94.6 million after the repayment of the outstanding balance under the Citi Loan Repurchase Facility, which was used to finance the purchase of such loans and was terminated in connection with the sale. The sale of these loans has resulted in a reduction of the Company’s investment income and, if the Mergers are not completed, may therefore result in a decision to curtail dividends in the future.

During 2016, the Company declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount per Share and OP Unit
March 17, 2016	March 31, 2016	April 15, 2016	$0.40
June 16, 2016	June 30, 2016	July 15, 2016	0.40

Non-Controlling Interests

On June 17, 2016, the Company, as the general partner of the Operating Partnership, received a redemption request (the “Redemption Request”) from one of the Partnership's outside limited partners (the “Outside Limited Partner”) in respect of a total of 866,016 OP units of the 893,256 units held by the partner.

On June 23, 2016, the Company, as general partner of the Operating Partnership, notified the Outside Limited Partner of its decision to issue shares of common stock to satisfy the Redemption Request.

On July 1, 2016, the Company, as general partner of the Operating Partnership, entered into the Fifth Amendment to the Agreement of Limited Partnership of the Operating Partnership, pursuant to which the Company, as the general partner of the Partnership, acquired the 866,016 operating partnership units from the Outside Limited Partner and issued an equal number of shares of common stock (the “Exchange Stock”) to the Outside Limited Partner pursuant to the terms of the Agreement of Limited Partnership of the Operating Partnership. The Exchange Stock was issued to an accredited investor in transactions not involving a public offering in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The resale of the Exchange Stock has been registered by the Company under the Securities Act, pursuant to the Company’s Registration Statement on Form S-3/A (File No. 333-194551), filed on May 23, 2014 and declared effective by the SEC on the same date.

Cash Flows From Operating Activities

The Company’s cash flows (used in)/provided by operating activities for the six months ended June 30, 2016 and June, 2015 were as follows:

Six Months Ended
June 30, 2016	June 30, 2015
(dollars in thousands)
$(85)	$(11,423)

The cash flows (used in)/provided by operating activities for the six months ended June 30, 2016 and June 30, 2015 are primarily a result of income earned on the Company’s assets, partially offset by interest expense on the Company’s borrowings and operating expenses. Additionally, cash flows from operating activities for the six months ended June 30, 2016 and June 30, 2015 are also impacted by the operations of GMFS including the origination of mortgage loans held for sale, and capitalized MSRs offset by non-interest income and proceeds from the sale of these mortgage loans.

Cash Flows From Investing Activities

The cash flows from the Company's investing activities for the six months ended June 30, 2016 and June 30, 2015 are as follows:

	Six Months Ended
	June 30, 2016	June 30, 2015
	(dollars in thousands)
Origination of mortgage loans held for investment	$(1,405)	$(2,194)
Acquisition of mortgage loans held for investment	(22,923)	(685)
Proceeds from principal repayments on mortgage loans held for investment and held for sale previously held for investment.	24,561	16,483
Proceeds from sale of mortgage loans held for sale previously held for investment	357,153	—
Acquisitions of real estate securities	—	(1,989)
Proceeds from principal repayments on real estate securities	8,295	8,956
Proceeds from sales of real estate securities	16,094	10,486
Acquisitions of other investment securities	—	(12,420)
Proceeds from sales of other investment securities	—	2,241
Proceeds received for the final reconciliation of purchase price relating to the acquisition of GMFS	—	1,684
Restricted cash (used in)/provided by investment activities	(475)	4,862
Net cash provided by investing activities	$381,300	$27,424

Cash Flows From Financing Activities

The cash flows from the Company's financing activities for the six months ended June 30, 2016 and June 30, 2015 are as follows:

	Six Months Ended
	June 30, 2016	June 30, 2015
	(dollars in thousands)
Net borrowings under warehouse lines of credit	$1,729	$6,675
Borrowings from Treasury securities repurchase agreements	108,839	—
Repayments of Treasury securities repurchase agreements	(39,585)	—
Net repayments under loan repurchase facilities	(262,749)	(3,942)
Borrowings from securities repurchase agreements	402	1,297
Repayments of securities repurchase agreements	(14,990)	(18,118)
Dividends on common stock and distributions on OP units (net of change in dividends and distributions payable)	(7,118)	(7,118)
Contributions from non-controlling interests	—	50
Net cash used in financing activities	$(213,472)	$(21,156)

Contractual Obligations

The Company has entered into an Investment Advisory Agreement with the Advisor. The Advisor is entitled to receive a quarterly advisory fee, loan sourcing fee and the reimbursement of certain expenses; however, these obligations do not have fixed and determinable payments. Additionally, the Company has entered into the Sutherland Merger Agreement. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Definitive Merger Agreement” of this quarterly report on Form 10-Q for a discussion of the obligations and commitments arising under the Sutherland Merger Agreement.

The following table presents contractual obligations and commitments at June 30, 2016, as discussed above under “Liquidity and Capital Resources”:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Warehouse lines of credit	$102,498	$102,498	$—	$—	$—
Interest on warehouse lines of credit (1)	746	746	—	—	—
Treasury securities repurchase agreements	69,254	69,254	—	—	—
Interest on Treasury securities repurchase agreements (1)	118	118	—	—	—
Loan repurchase facility	34,040	34,040	—	—	—
Interest on loan repurchase facility (1)	83	83	—	—	—
Repurchase agreements	58,713	58,713	—	—	—
Interest on securities repurchase agreements (1)	272	272	—	—	—
Exchangeable Senior Notes	57,500	57,500	—	—	—
Interest on Exchangeable Senior Notes	2,300	2,300	—	—	—
Operating leases	2,295	1,007	1,288	—	—
Total	$327,819	$326,531	$1,288	$—	$—

(1)	Interest is calculated based on the interest rates in effect at June 30, 2016 includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated borrowings.

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

The borrowings the Company used to fund its residential mortgage investment portfolio and mortgage loans held for sale related to the GMFS origination platform included $252.3 million at June 30, 2016 under the warehouse lines of credit and repurchase agreements with four lenders, the Credit Suisse Loan Repurchase Facility, master securities repurchase agreements with four counterparties and the Exchangeable Senior Notes. At June 30, 2016, the Company also had interest rate swaps with an outstanding notional amount of $17.2 million, resulting in variable rate debt of $178.1 million. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $178.1 million in variable rate debt by $0.2 million. Such hypothetical impact of interest rates on the Company's variable rate debt does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, the Company may take actions to further mitigate its exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company's financial structure.

Net Interest Income

The Company's operating results will depend in part on differences between the income from its investments and its borrowing costs and will also be impacted by the sale of the seasoned, re-performing whole loan portfolio from the Company’s residential mortgage investment segment. The Company's Credit Suisse Loan Repurchase Facility, securities repurchase agreements and warehouse lines of credit and repurchase agreements related to the GMFS origination platform, provide financing based on a floating rate of interest calculated on a fixed spread over LIBOR. If the federal funds rate is increased above its existing target range, we would ordinarily expect LIBOR to also increase. If this occurs, we would expect the borrowing costs associated with the Company's investments to increase while the income earned by the Company on its fixed interest rate investments to remain substantially unchanged. This will result in a narrowing of the net interest spread between existing assets and borrowings and may result in a decline in asset value or otherwise result in losses. The Company also has interest rate swaps in place to partially hedge the volatility in a portion of its variable rate debt. In addition, as discussed in the Company's Form 10-K for the year ended December 31, 2015, an increase in the federal funds rate, if accompanied by broader increase in interest rates, may also cause other challenges for the Company's business by, for example, reducing the demand for newly originated mortgage loans due to the higher cost of borrowing, which could adversely impact loan production from GMFS.

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

Certain of the Company's subsidiaries have entered into over-the-counter interest rate swap agreements with swap counterparties to hedge risks associated with movements in interest rates. Because these interest rate swaps were not cleared through a central counterparty, the Company remains exposed to the relevant counterparty's ability to perform its obligations under each such swap and cannot look to the creditworthiness of a central counterparty for performance. As a result, if a swap counterparty cannot perform its obligations under the terms of an interest rate swap, the Company's subsidiary would not receive payments due under that agreement, the Company may lose any unrealized gain associated with the interest rate swap and the hedged liability would cease to be hedged by the interest rate swap. If the swap counterparty failed to perform its obligations or otherwise defaulted under an interest rate swap agreement, the Company would seek to terminate the relevant interest rate swap agreement and may have a claim against such swap counterparty for any losses that result from such default, including any unrealized gains. However, there is no assurance that the Company would be able to recover such amounts or to replace the relevant interest rate swap on economically viable terms or at all. In such case, the Company could be forced to cover its unhedged liabilities at the then current market price. Therefore, upon a default by an interest rate swap agreement counterparty, the interest rate swap would no longer mitigate the impact of changes in interest rates as intended. In addition, any collateral the Company has pledged to a swap counterparty to secure its obligations under an interest rate swap could be at risk if such swap counterparty becomes insolvent or files for bankruptcy.

During the past several years, certain repurchase agreement and interest rate swap counterparties in the United States and Europe have experienced financial difficulty and have been either rescued by government assistance or otherwise benefited from accommodative monetary policy of their respective central banks.

The following table summarizes the Company’s exposure to its repurchase agreements, warehouse lines of credit and derivative counterparties at June 30, 2016:

	Number of Counterparties	Repurchase Agreement Borrowings (1)(2)	Warehouse Lines of Credit(2)	Swaps at Fair Value	Exposure (3)	Exposure as a Percentage of Total Assets
	(dollars in thousands)
North America:
U.S.	1	$43,713	$—	$—	$14,232	2.5%
Canada (4)	4	74,690	80,996	—	5,369	0.9
	5	118,403	80,996	—	19,601	3.5%
Europe : (4)
United Kingdom	2	36,293	21,645	—	6,649	1.2%
Switzerland	1	7,573	—	(1,951)	4,583	0.8
	3	43,866	21,645	(1,951)	11,232	2.0%
Total Counterparty Exposure	8	$162,269	$102,641	$(1,951)	$30,833	5.5%

(1)	Includes Treasury securities repurchase agreements, the Credit Suisse Loan Repurchase Facility and securities repurchase agreements.

(2)	Includes accrued interest payable.

(3)	The exposure reflects the difference between (a) the amount loaned to the Company through repurchase agreements and warehouse lines of credit, including interest payable, plus the derivative liability and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets, plus derivative assets.

(4)	Includes foreign based counterparties as well as U.S. domiciled subsidiaries of such counterparties, as such transactions are generally entered into with a U.S. domiciled subsidiary of such counterparties.

The following table presents information with respect to any counterparty for repurchase agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at June 30, 2016:

Counterparty	Counterparty Rating (1)	Amount of Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percentage of Stockholders’ Equity
	(dollars in thousands)
RBC Capital Markets, LLC	AA-/A2	$14,232	<1	8.6%

(1)	The counterparty rating presented is the long-term issuer credit rating as rated at June 30, 2016 by S&P and Moody’s, respectively.

(2)	The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements, including interest payable, plus the net unrealized gain on swaps including collateral pledged and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such securities.

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

The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2016. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2016 that have materially affected, or was reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. At June 30, 2016, the Company was not involved in any legal proceedings. Also, see “Liquidity and Capital Resources – GMFS Transaction” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this quarterly report on Form 10-Q for a discussion relating to the tolling agreement executed by GMFS.

Item 1A. Risk Factors

See the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and the Company's registration statement on Form S-4. There have been no material changes to the Company's risk factors during the three months ended June 30, 2016 other than the risk factors disclosed in the Company's registration statement on Form S-4.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits Files

Exhibit No.	Description
2.1*

Agreement and Plan of Merger dated April 6, 2016, by and among ZAIS Financial Corp., ZAIS Financial Partners, L.P., ZAIS Merger Sub, LLC, Sutherland Asset Management Corporation and Sutherland Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K (No. 001-35808), filed April 7, 2016.

2.2*

Amendment No. 1, dated as of May 9, 2016, to the Agreement and Plan of Merger, dated as of April 6, 2016, by and among ZAIS Financial Corp., ZAIS Financial Partners, L.P., ZAIS Merger Sub, LLC, Sutherland Asset Management Corporation and Sutherland Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K (No. 001- 35808), filed May 9, 2016.

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

10.3*

Management Agreement, dated April 6, 2016, by and among ZAIS Financial Corp., ZAIS Financial Partners, L.P., ZAIS Merger Sub, LLC, Sutherland Asset I, LLC, Sutherland Asset II, LLC, SAMC REO 2013-01, LLC, ZAIS Asset I, LLC, ZAIS Asset II, LLC, ZAIS Asset III, LLC, ZAIS Asset IV, LLC, ZFC Funding, Inc., ZFC Trust, ZFC Trust TRS I, LLC and Waterfall Asset Management, LLC, incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (No. 001- 35808), filed April 7, 2016.

10.4*

Side Letter Agreement, dated April 6, 2016, between ZAIS Financial Corp. and Waterfall Asset Management, LLC, incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K (No. 001-35808), filed April 7, 2016.

10.5*

Termination Agreement dated April 6, 2016, by and among ZAIS Financial Corp., ZAIS Financial Partners, L.P., ZAIS Asset I, LLC, ZAIS Asset II, LLC, ZAIS Asset III, LLC, ZAIS Asset IV, LLC, ZFC Trust, ZFC Trust TRS I, LLC, ZAIS REIT Management, LLC and Sutherland Asset Management Corporation, incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K (No. 001-35808), filed April 7, 2016.

10.6*

Amended and Restated Management Agreement, dated as of May 9, 2016, by and among ZAIS Financial Corp., ZAIS Financial Partners, L.P., ZAIS Merger Sub, LLC, Sutherland Asset I, LLC, Sutherland Asset II, LLC, SAMC REO 2013- 01, LLC, ZAIS Asset I, LLC, ZAIS Asset II, LLC, ZAIS Asset III, LLC, ZAIS Asset IV, LLC, ZFC Funding, Inc., ZFC Trust, ZFC Trust TRS I, LLC and Waterfall Asset Management, LLC, incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (No. 001-35808), filed May 9, 2016.

10.7	Asset Sale Agreement, dated as of May 26, 2016, by and among ZFC Trust, Citigroup Global Markets Realty Corp. and U.S. Bank National Association.

10.8	Notice of Repurchase and Termination of Transactions, dated as of May 26, 2016, by and among ZFC Trust and Citibank, N.A.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Previously filed.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAIS FINANCIAL CORP

Date: August 9, 2016

	By:	/s/ Michael Szymanski
Michael Szymanski
Chief Executive Officer and President

	By:	/s/ Donna J. Blank
Donna J. Blank
Chief Financial Officer and Treasurer

