Form 10-Q
period 2016-09-30
ZAIS Financial Corp.
filed 2016-10-25
CIK 1527590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

The Company has 8,836,902 shares of common stock, par value $0.0001 per share, outstanding as of October 24, 2016.

EXHIBIT 31.1 CERTIFICATIONS

EXHIBIT 31.2 CERTIFICATIONS

EXHIBIT 32.1 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 10 U.S.C. SECTION 1350

EXHIBIT 32.2 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 10 U.S.C. SECTION 1350

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZAIS Financial Corp. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2016	December 31, 2015
	(Expressed in United States Dollars, except share data)
Assets
Cash and cash equivalents	$184,951,991	$20,793,716
Restricted cash	4,217,791	4,371,725
Mortgage loans held for investment, at fair value – $35,615,300 and $394,942,512 pledged as collateral, respectively	39,951,632	397,678,140
Mortgage loans held for investment, at cost	1,674,495	1,886,642
Mortgage loans held for sale, at fair value – $131,999,358 and $115,942,230 pledged as collateral, respectively	134,333,273	115,942,230
Real estate securities, at fair value – $82,686,633 and $95,627,850 pledged as collateral, respectively	84,754,175	109,339,281
Other Investment Securities, at fair value – $11,023,416 and $1,989,174 pledged as collateral, respectively	13,947,952	12,804,196
Loans eligible for repurchase from Ginnie Mae	45,898,534	34,745,103
Mortgage servicing rights, at fair value	50,182,593	48,209,016
Derivative assets, at fair value	5,462,467	2,376,187
Other assets	4,782,669	7,928,878
Goodwill	14,183,537	14,183,537
Intangible assets	4,289,015	4,880,270
Total assets	$588,630,124	$775,138,921
Liabilities
Warehouse lines of credit	$125,737,022	$100,768,428
Treasury securities repurchase agreements	69,994,283	—
Loan Repurchase Facilities	15,000,000	296,789,330
Securities repurchase agreements	68,112,976	73,300,159
Exchangeable Senior Notes	57,355,775	56,509,046
Contingent consideration	12,214,200	11,285,100
Derivative liabilities, at fair value	2,924,702	1,831,967
Dividends and distributions payable	3,559,120	3,559,120
Accounts payable and other liabilities	21,046,614	18,572,613
Liability for loans eligible for repurchase from Ginnie Mae	45,898,534	34,745,103
Total liabilities	421,843,226	597,360,866

Commitments and contingencies (Note 22)

Equity
12.5% Series A cumulative non-voting preferred stock, $0.0001 par value; 50,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 8,836,902 and 7,970,886 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	884	798
Additional paid-in capital	180,371,092	164,207,617
Accumulated deficit	(14,861,710)	(4,984,178)
Total ZAIS Financial Corp. stockholders’ equity	165,510,266	159,224,237
Non-controlling interests	1,276,632	18,553,818
Total equity	166,786,898	177,778,055
Total liabilities and equity	$588,630,124	$775,138,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(Expressed in United States Dollars, except share data)

Interest income
Mortgage loans held for investment	$420,385	$6,447,802	$1,175,125	$19,497,295
Mortgage loans held for sale previously held for investment	—	—	8,492,678	—
Mortgage loans held for sale	1,309,231	986,239	2,999,254	2,387,695
Real estate securities	1,103,945	1,985,913	3,642,535	6,687,328
Other Investment Securities	196,919	230,998	612,945	327,379
Total interest income	3,030,480	9,650,952	16,922,537	28,899,697

Interest expense
Warehouse lines of credit	960,686	574,977	2,166,145	1,647,268
Treasury securities repurchase agreements	64,880	—	125,742	—
Loan repurchase facilities	251,273	2,329,993	4,331,349	7,054,210
Securities repurchase agreements	353,709	357,408	985,454	1,154,459
Exchangeable Senior Notes	1,477,089	1,449,476	4,409,949	4,329,143
Total interest expense	3,107,637	4,711,854	12,018,639	14,185,080
Net interest income	(77,157)	4,939,098	4,903,898	14,714,617

Non-interest income
Mortgage banking activities, net	15,893,519	13,068,360	43,125,872	36,323,742
Loan servicing fee income, net of direct costs	2,137,792	1,740,107	6,247,239	5,044,841
Change in fair value of mortgage servicing rights	(1,214,135)	(5,881,088)	(15,463,558)	(5,658,280)
Other income	21,714	15,668	55,624	39,725
Total non-interest income	16,838,890	8,943,047	33,965,177	35,750,028

Other gains/(losses)
Change in unrealized gain or loss on mortgage loans held for investment and held for sale previously held for investment	(71,687)	(5,650,924)	(20,034,449)	(5,603,683)
Change in unrealized gain or loss on real estate securities	3,126,585	(2,119,917)	2,463,055	(4,262,990)
Change in unrealized gain or loss on Other Investment Securities	673,225	(420,796)	1,036,085	(276,269)
Change in unrealized gain or loss on real estate owned	—	97,917	929,407	106,485
Change in unrealized gain or loss on Treasury Securities	(9,979)	—	(646)	—
Realized gain on mortgage loans held for investment and held for sale previously held for investment	49,541	500,967	22,905,253	1,117,818
Realized (loss) / gain on real estate securities	—	(56,949)	(724,607)	18,710
Realized loss on Other Investment Securities	—	—	—	(39,360)
Realized (loss) / gain on real estate owned	—	(159,570)	108,814	(163,482)
Realized gain on Treasury Securities	48,125	—	72,836	—
Gain/(loss) on derivative instruments related to investment portfolio	216,993	(177,670)	(389,602)	316,697
Total other gains/(losses)	4,032,803	(7,986,942)	6,366,146	(8,786,074)

Expenses
Advisory fee - related party	722,135	760,066	2,262,970	2,188,354
Salaries, commissions and benefits	9,777,593	7,681,983	27,249,531	23,171,648
Operating expenses	3,363,876	3,461,155	9,088,658	10,333,959
Other expenses	947,952	953,908	6,695,934	3,065,370
Total expenses	14,811,556	12,857,112	45,297,093	38,759,331

Net income/(loss) before income taxes	5,982,980	(6,961,909)	(61,872)	2,919,240

Income tax expense (benefit)	1,799,829	(250,491)	251,924	2,503,896
Net income /(loss)	4,183,151	(6,711,418)	(313,796)	415,344

Net income/(loss) allocated to non-controlling interests	72,460	(670,672)	(347,734)	28,499
Net income/(loss) attributable to ZAIS Financial Corp. common stockholders	$4,110,691	$(6,040,746)	$33,938	$386,845

Net income/(loss) per share applicable to ZAIS Financial Corp. common stockholders:
Basic	$0.47	$(0.76)	$—	$0.05
Diluted	$0.46	$(0.76)	$—	$0.05
Weighted average number of shares of common stock:
Basic	8,836,902	7,970,886	8,261,665	7,970,886
Diluted	10,677,360	8,897,800	8,897,800	8,897,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries

Condensed Consolidated Statements of Equity (Unaudited)

(Expressed in United States Dollars, except share data)

	Preferred Stock		Common Stock
	Shares of Preferred Stock	Preferred Stock at Par	Shares of Common Stock	Common Stock at Par	Additional Paid-in Capital	(Accumulated Deficit)/Retained Earnings	ZAIS Financial Corp. Stockholders' Equity	Non-Controlling Interests	Total Equity
Nine months ended September 30, 2015
Balance at December 31, 2014	—	$—	7,970,886	$798	$164,207,617	$9,029,947	$173,238,362	$20,145,450	$193,383,812
Distributions on OP units	—	—	—	—	—	—	—	(1,112,298)	(1,112,298)
Dividends on common stock	—	—	—	—	—	(9,565,062)	(9,565,062)	—	(9,565,062)
Contributions	—	—	—	—	—	—	—	50,000	50,000
Net income	—	—	—	—	—	386,845	386,845	28,499	415,344
Balance at September 30, 2015	—	$—	7,970,886	$798	$164,207,617	$(148,270)	$164,060,145	$19,111,651	$183,171,796

Nine months ended September 30, 2016
Balance at December 31, 2015	—	$—	7,970,886	$798	$164,207,617	$(4,984,178)	$159,224,237	$18,553,818	$177,778,055
Share issuance to satisfy redemption of OP units	—	—	866,016	86	16,163,475	—	16,163,561	(16,163,561)	—
Distributions on OP units	—	—	—	—	—	—	—	(765,891)	(765,891)
Dividends on common stock	—	—	—	—	—	(9,911,470)	(9,911,470)	—	(9,911,470)
Net income (loss)	—	—	—	—	—	33,938	33,938	(347,734)	(313,796)
Balance at September 30, 2016	—	$—	8,836,902	$884	$180,371,092	$(14,861,710)	$165,510,266	$1,276,632	$166,786,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAIS Financial Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
	(Expressed in United States Dollars)
Cash flows from operating activities
Net (loss)/ income	$(313,796)	$415,344
Adjustments to reconcile net (loss)/income to net cash provided by/(used in) operating activities:
Net accretion of discounts related to mortgage loans held for investment and held for sale previously held for investment	(3,052,271)	(5,892,239)
Net accretion of discounts related to real estate securities	(1,465,501)	(3,263,205)
Net accretion of discounts related to Other Investment Securities	(277,275)	(124,204)
Change in unrealized gain or loss on mortgage loans held for investment and held for sale previously held for investment	20,034,449	5,603,683
Change in unrealized gain or loss on real estate securities	(2,463,055)	4,262,990
Change in unrealized gain or loss on Other Investment Securities	(1,036,085)	276,269
Change in unrealized gain or loss on real estate owned	(929,407)	(106,485)
Change in fair value of mortgage servicing rights	15,463,558	5,658,280
Realized gain on mortgage loans held for investment and held for sale previously held for investment	(22,905,253)	(1,117,818)
Realized loss / (gain) on real estate securities	724,607	(18,710)
Realized loss on Other Investment Securities	—	39,360
Realized (gain) / loss on real estate owned	(108,814)	163,482
Change in unrealized gain or loss on derivative instruments	(1,993,545)	(1,034,851)
Amortization of Exchangeable Senior Notes discount	846,729	765,923
Depreciation and amortization expense	710,103	655,047
Proceeds from sale and principal payments on mortgage loans held for sale	1,674,425,261	1,481,473,208
Originations and purchases of mortgage loans held for sale	(1,632,229,133)	(1,449,538,666)
Gain on sale of mortgage loans held for sale	(60,587,171)	(48,848,410)
Capitalization of originated mortgage servicing rights	(17,437,135)	(14,323,953)
Changes in operating assets and liabilities:
Decrease/(increase) in other assets	5,628,345	1,478,487
Increase in accounts payable and other liabilities	2,474,001	6,918,026
Increase in contingent consideration	929,100	1,182,251
Net cash used in operating activities	(23,562,288)	(15,376,191)

Cash flows from investing activities
Origination of mortgage loans held for investment	(1,405,191)	(5,604,431)
Acquisition of mortgage loans held for investment	(22,922,925)	(6,025,503)
Proceeds from principal repayments on mortgage loans held for investment and held for sale previously held for investment.	29,473,991	25,854,329
Proceeds from sale of mortgage loans held for sale previously held for investment	357,153,092	—
Acquisitions of real estate securities	—	(6,362,138)
Proceeds from principal repayments on real estate securities	11,694,754	13,975,960
Proceeds from sales of real estate securities	16,094,301	26,770,760
Acquisitions of Other Investment Securities	—	(15,601,330)
Proceeds from principal repayments on Other Investment Securities	169,604	—
Proceeds from sales of Other Investment Securities	—	2,241,387
Proceeds received for the final reconciliation of purchase price relating to the acquisition of GMFS	—	1,684,263
Restricted cash (used in)/provided by investment activities	153,934	3,116,811
Net cash provided by investing activities	390,411,560	40,050,108

Cash flows from financing activities
Net borrowings under warehouse lines of credit	24,968,594	14,799,030
Borrowings from treasury securities repurchase agreements	178,847,283	—
Repayments of treasury securities repurchase agreements	(108,853,000)	—
Net (repayments)/borrowings under loan repurchase facilities	(281,789,330)	(4,777,263)
Borrowings from securities repurchase agreements	11,932,198	3,764,081
Repayments of securities repurchase agreements	(17,119,381)	(32,257,187)
Dividends on common stock and distributions on OP units (net of change in dividends and distributions payable)	(10,677,361)	(10,677,360)
Contributions from non-controlling interests	—	50,000
Net cash used in financing activities	(202,690,997)	(29,098,699)
Net increase / (decrease) in cash and cash equivalents	164,158,275	(4,424,782)

Cash and cash equivalents
Beginning of period	20,793,716	33,791,013
End of period	$184,951,991	$29,366,231

Noncash investing and financing activities
Accrued dividends and distributions payable	$3,559,120	$3,559,120

Share issuance to satisfy redemption of OP units	$16,163,561	$—

Conversion of mortgage loans held for investment to real estate owned	$1,513,223	$2,134,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAIS FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Organization

General

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

The Company is the sole general partner of, and conducts substantially all of its business through, ZAIS Financial Partners, L.P. (“Company Operating Partnership” or the “Operating Partnership”). The Company is externally managed by ZAIS REIT Management, LLC (the "Advisor"), a subsidiary of ZAIS Group, LLC ("ZAIS"), and has no employees except for those employed by GMFS. GMFS had 260 employees at September 30, 2016.

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

Plan of Merger with Sutherland Asset Management Corporation (“Sutherland”)

On April 6, 2016, the Company, the Operating Partnership, ZAIS Merger Sub, LLC (“Merger Sub”), a wholly owned subsidiary of the Company, Sutherland and Sutherland Partners, L.P. (“Sutherland Operating Partnership”) entered into an agreement and plan of merger, as amended on May 9, 2016 and August 4, 2016 (the “Sutherland Merger Agreement”). Subject to the terms and conditions of the Sutherland Merger Agreement, (i) Sutherland will merge with and into Merger Sub (the “Sutherland Merger”), with Merger Sub surviving the Sutherland Merger and continuing as a wholly owned subsidiary of the Company and (ii) Sutherland Operating Partnership will merge with and into Company Operating Partnership (the “Partnership Merger” and together with the Sutherland Merger, the “Mergers”), with Company Operating Partnership surviving the Partnership Merger (for tax purposes the Sutherland Operating Partnership will be the surviving partnership). The transaction will be accounted for as a reverse merger.

On April 6, 2016, the Company, Company Operating Partnership, the Advisor, Sutherland and certain subsidiaries of the Company entered into a termination agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, effective upon the closing of the Mergers, the existing advisory agreement between the Company, the Advisor, Company Operating Partnership and the Company’s subsidiaries would be terminated and the Company would pay the Advisor a termination fee in the amount of $8,000,000. In the event that the Sutherland Merger Agreement is terminated prior to the consummation of the Mergers, the Termination Agreement will automatically terminate and be of no further effect. Such amount will be recognized by the Company upon closing of the Mergers.

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

On September 12, 2016 the Company and Sutherland announced the final exchange ratio in accordance with the terms of the Sutherland Merger Agreement. If the Mergers and the other transactions contemplated by the Sutherland Merger Agreement are completed, Sutherland’s common stockholders will receive 0.8356 newly issued shares of the combined company’s common stock for each share of Sutherland common stock held immediately prior to the effective time of the merger, and holders of operating partnership units of the Sutherland Operating Partnership will receive 0.8356 operating partnership units in the surviving partnership for each limited partnership interest held immediately prior to the effective time of the merger.

On September 27, 2016, the Company and Sutherland announced that they had each received the necessary stockholder approvals to complete the Mergers. At separate special meetings of the stockholders of the Company and Sutherland, the Company’s stockholders voted in favor of the proposal to issue shares to Sutherland stockholders in connection with the Mergers, and the Sutherland stockholders voted in favor of the proposal to approve the Merger of Sutherland with and into Merger Sub. Assuming all conditions to closing the Mergers have been satisfied, the Mergers are expected to close on or after October 31, 2016.

Additionally, on September 27, 2016, the Company commenced a tender offer to purchase up to 4,185,497 shares of the Company’s common stock, par value $0.0001, at a price of $15.37 per share (the “Tender Offer”). The tender offer price is equal to 95% of a further adjusted per share value, which is calculated by reducing the Company’s Adjusted Book Value by the Company’s pro-rata share of (i) the $8,000,000 contractual termination payment to the Advisor, (ii) $4,064,000 related to the remaining recorded value of intangible assets relating to GMFS, and (iii) $297,400 of expenses and reserves associated with certain litigation relating to the Mergers, with such price per share rounded to the nearest whole cent. The Company’s pro rata share of these amounts was determined by multiplying the sum of the items in (i)-(iii) above, by the quotient obtained by dividing the number of issued and outstanding shares of Company common stock (without regard for the effects of the Tender Offer), calculated on a fully diluted basis, by the sum of the number of issued and outstanding shares of Company common stock (without regard for the effects of the offer), plus the number of shares of Company common stock expected to be issued in the Sutherland Merger, both calculated on a fully diluted basis. The Tender Offer period will expire at 12:00 midnight, Eastern Time, at the end of October 25, 2016 (the “Tender Offer Expiration Date”).

The decision to enter the Sutherland Merger Agreement resulted from a strategic review of the Company which began during the fourth quarter of 2015. As a result of that review, in order to reduce market risk in its investment portfolio, prior to entering into the Sutherland Merger Agreement, the Company had begun the process of selling its seasoned, re-performing mortgage loans from its residential mortgage investments segment. The Sutherland Merger Agreement required the Company to complete the sale of its seasoned, re-performing mortgage loans as a condition to closing of the Mergers. The sale of the mortgage loans, which also included real estate owned (“REO”), was completed on May 26, 2016. These mortgage loan sales resulted in a reduction of the Company’s investment income (see Note 5 – Mortgage Loans Held for Investment, at Fair Value and Held for Sale Previously Held for Investment, at Fair Value – “Distressed and re-performing loans at the time of purchase”). Additionally, as part of the strategic review, the Company had made the decision to cease the purchase of newly originated residential mortgage loans as part of its mortgage conduit purchase program and is in the process of terminating contracts and surrendering governmental licenses relating to the Company’s mortgage conduit business. The Sutherland Merger Agreement requires the Company to complete this process of terminating contracts and surrendering governmental licenses.

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

The Company does not have any other “Other Comprehensive Income” items other than those reported in its condensed consolidated statements of operations.

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

The Company, which serves as the sole general partner of and conducts substantially all of its business through the Operating Partnership, held approximately 99.3% and 89.6% of the operating partnership units ("OP Units") in the Operating Partnership at September 30, 2016 and December 31, 2015, respectively. The Operating Partnership in turn holds directly or indirectly all of the equity interests in its subsidiaries.

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

Variable Interest Entities

In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02, "Consolidation: Amendments to the Consolidation Analysis" ("ASU 2015-02"). ASU 2015-02 makes changes to both the variable interest model and the voting model. The Company adopted ASU 2015-02 on January 1, 2016. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

The Company has evaluated its interests in its real estate investment securities and its interests in the securitizations discussed in the preceding paragraph to determine if each represents a variable interest in a VIE. The Company monitors these investments and its investment in the securities and analyzes them for potential consolidation. The Company determined that it was not the primary beneficiary of the VIEs and therefore none of the VIEs were consolidated at September 30, 2016 or December 31, 2015. The maximum exposure of the Company to VIEs is limited to the fair value of its investments in real estate securities and MSRs as disclosed in the Company's consolidated balance sheets.

Cash and Cash Equivalents

The Company considers highly liquid short-term interest bearing instruments with original maturities of three months or less and other instruments readily convertible into cash to be cash equivalents. Cash and cash equivalents at September 30, 2016 includes U.S. Treasury bills (“Treasury Securities”) with a carrying amount of $69,993,637. The Company did not have any Treasury Securities at December 31, 2015.

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

Other Investment Securities

The Company held Freddie Mac Structured Agency Credit Risk Notes (“FMRT Notes”) and Fannie Mae's Risk Transfer Notes (“FNRT Notes”) at September 30, 2016 and December 31, 2015, and during the three and nine months ended September 30, 2016 and September 30, 2015. (the FMRT Notes and the FNRT Notes are collectively referred to as the “Other Investment Securities”). The Other Investment Securities represent unsecured general obligations of Fannie Mae and Freddie Mac and are structured to be subject to the performance of a certain pool of residential mortgage loans.

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

In March 2016, the FASB published ASU No. 2016-08 “Revenue from Contracts with Customers” (Topic 606). The amendments in this update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The amendments in this update affect the guidance in ASU 2014-09 which is not yet effective. The effective date for this update is the same as for ASU 2015-14 “Revenue from Contracts with Customers (Topic 606) which defers the effective date of ASU 2014-09 by one year resulting in the effective date being fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of adopting this new standard.

In April 2016, the FASB published ASU No. 2016-10 “Revenue from Contracts with Customers” (Topic 606). The amendments in this update are intended to clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this update affect the guidance in ASU 2014-09 which is not yet effective. The effective date for this update is the same as for ASU 2015-14 which defers the effective date of ASU 2014-09 by one year resulting in the effective date being fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of adopting this new standard.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). This Accounting Standards Update addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted, including adoption in an interim period. Adoption of ASU 2016-15 is not expected to have a material effect on the Company's consolidated financial statements.

3. Acquisition of GMFS

The following relates to the acquisition of GMFS in October 2014 pursuant to the terms of the agreement and plan of merger dated August 5, 2014 (the “GMFS Merger Agreement”):

Contingent Consideration

In addition to cash paid at closing for the acquisition of GMFS, two contingent $1 million deferred premium payments are payable in cash over two years, plus potential additional consideration based on future loan production and profits are payable over a four-year period if certain conditions are met (the “Production and Profitability Earn-Out”). The $2 million of deferred premium payments is contingent on GMFS remaining profitable and retaining certain key employees. The Production and Profitability Earn-Out are dependent on GMFS achieving certain profitability and loan production goals and is capped at $20 million. Up to 50% of the Production and Profitability Earn-Out may be paid in common stock of the Company, at the Company's option.

Contingent consideration represents the estimated present value of the deferred premiums and Production and Profitability Earn-Out. Contingent consideration was estimated at closing based on future production and earnings projections of GMFS over the four year earn-out period and is re-measured to fair value at each reporting date until the contingency is resolved. The changes in fair value are recognized in earnings. The final consideration paid could be materially different from the estimate and the difference will be recorded through earnings in the condensed consolidated statements of operations.

For the three and nine months ended September 30, 2016 and September 30, 2015, the Company recorded the following changes in the contingent consideration liability:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Beginning balance	$11,684,100	$12,279,645	$11,285,100	$11,430,413
Change in fair value	530,100	333,019	929,100	1,182,251
Ending balance	$12,214,200	$12,612,664	$12,214,200	$12,612,664

The increase in the estimated liability for the three and nine months ended September 30, 2016 and September 30, 2015 resulted from production and profitability that was above the projections at the time of acquisition and the impact of the passage of time. The change in the contingent consideration liability is included in operating expenses in the condensed consolidated statements of operations.

The Company has delayed the first year installment payment of the contingent consideration pursuant to the indemnification provisions in the GMFS Merger Agreement (see Note 22 – Commitment and Contingencies).

Goodwill

Goodwill, with a carrying amount of $14,183,537 at September 30, 2016 and December 31, 2015, represents the excess of the purchase price over the fair value of the net assets acquired and has been allocated to the Company’s residential mortgage banking segment.

The changes in the carrying amount of the goodwill during the nine months ended September 30, 2016 and September 30, 2015.

	Nine Months Ended
	September 30, 2016	September 30, 2015
Beginning balance	$14,183,537	$16,512,680
Reversal of a liability existing as of the date of acquisition	—	(385,610)
Finalization of purchase price based upon final reconciliation	—	(1,943,533)
Ending balance	$14,183,537	$14,183,537

Goodwill is not amortized but is tested for impairment on the anniversary date of the acquisition or more frequently if events or changes in circumstances indicate that a potential impairment may have occurred. No impairment losses relating to goodwill were recorded for the three and nine months ended September 30, 2016 or September 30, 2015.

Intangible Assets

The following table presents information about the intangible assets acquired by the Company:

	Estimated Fair Value	Estimated Useful Life
Trade name	$2.0 million	10 years
Customer relationships	1.3 million	10 years
Licenses	1.0 million	3 years
Favorable lease	1.5 million	12 years
Total Intangible assets	$5.8 million

Amortization expense related to the intangible assets for the three and nine months ended September 30, 2016 and September 30, 2015 was as follows:

Three Months Ended		Nine Months Ended
September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
$197,085	$197,085	$591,255	$591,256

Such amounts are recorded as other expenses in the condensed consolidated statements of operations.

At September 30, 2016 and December 31, 2015, accumulated amortization is as follows:

	September 30, 2016	December 31, 2015
Trade name	$383,341	$233,338
Customer relationships	249,159	151,662
Licenses	638,894	388,892
Favorable lease	239,591	145,838
Total accumulated amortization	$1,510,985	$919,730

Amortization expense related to the intangible assets for the period October 1, 2016 to December 31, 2016 and for the five years subsequent to December 31, 2016 will be as follows:

October 1, 2016 – December 31, 2016	$197,085
2017	$732,776
2018	$455,004
2019	$455,004
2020	$455,004
2021	$455,004

No impairment losses relating to intangible assets were recorded for the three and nine months ended September 30, 2016 or September 30, 2015.

4. Fair Value

Fair Value Measurement

The Company has elected the Fair Value Option for its mortgage loans held for investment, real estate securities, Other Investment Securities and the related derivative instruments. The Company’s current intentions are to generally hold these investments and related derivatives to generate interest income, however the Company has and may continue to sell certain of these investments as part of its overall investment strategy.

The Company has also elected the Fair Value Option for its mortgage loans held for sale and MSRs in its residential mortgage banking segments. The Company’s mortgage banking operations include originating and selling residential mortgage loans, some of which will be sold servicing retained.

The Company’s management believes that reporting these instruments at their fair value better represents the Company’s financial position than historical cost.

Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following tables present the Company’s financial instruments that were accounted for at fair value on a recurring basis at September 30, 2016 and December 31, 2015 by level within the fair value hierarchy:

September 30, 2016

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for investment	$—	$—	$39,951,632	$39,951,632
Mortgage loans held for sale	—	134,333,273	—	134,333,273
Real estate securities	—	—	84,754,175	84,754,175
Other Investment Securities	—	—	13,947,952	13,947,952
MSRs	—	—	50,182,593	50,182,593
Derivative assets	—	—	5,462,467	5,462,467
Total	$—	$134,333,273	$194,298,819	$328,632,092
Liabilities
Contingent consideration	$4,226,200	$—	$7,988,000	$12,214,200
Derivative liabilities	—	2,924,702	—	2,924,702
Total	$4,226,200	$2,924,702	$7,988,000	$15,138,902

December 31, 2015

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for investment	$—	$—	$397,678,140	$397,678,140
Mortgage loans held for sale	—	115,942,230	—	115,942,230
Real estate securities	—	—	109,339,281	109,339,281
Other Investment Securities	—	—	12,804,196	12,804,196
MSRs	—	—	48,209,016	48,209,016
Derivative assets	—	—	2,376,187	2,376,187
Total	$—	$115,942,230	$570,406,820	$686,349,050
Liabilities
Contingent consideration	$—	$—	$11,285,100	$11,285,100
Derivative liabilities	—	1,822,096	9,871	1,831,967
Total	$—	$1,822,096	$11,294,971	$13,117,067

The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Mortgage Loans Held for Investment and Held for Sale Previously Held for Investment, Real Estate Securities and Other Investment Securities

	Nine Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2015
	Mortgage Loans Held for Investment and Held for Sale Previously Held for Investment	Real Estate Securities	Other Investment Securities	Mortgage Loans Held for Investment	Real Estate Securities	Other Investment Securities
Balance, beginning of period	$397,678,140	109,339,281	12,804,196	$415,959,838	$148,585,733	$2,040,532
Originations/acquisitions	24,328,116	—	—	11,359,110	6,362,138	15,601,330
Proceeds from sales	(357,202,632)	(16,094,301)	—	—	(26,770,760)	(2,241,387)
Amortization of premiums	(123,981)	—	—	(2,388)	—	—
Net accretion of discounts	3,176,252	1,465,501	277,275	5,894,627	3,263,205	124,204
Proceeds from principal repayments	(29,261,844)	(11,694,754)	(169,604)	(25,384,866)	(13,975,960)	—
Conversion of mortgage loans to real estate owned	(1,513,223)	—	—	(2,134,106)	—	—
Total losses (realized/unrealized) included in earnings	24,188,314	(1,597,292)	—	(15,316,984)	(5,485,768)	(539,285)
Total gains (realized/unrealized) included in earnings	(21,317,510)	3,335,740	1,036,085	10,831,119	1,241,488	223,656
Balance, end of period	$39,951,632	$84,754,175	$13,947,952	$401,206,350	$113,220,076	$15,209,050
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$609,464	$1,832,861	$1,036,085	$(5,664,885)	$(3,554,935)	$(449,755)

Derivative Instruments

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Loan Purchase Commitments	Interest Rate Lock Commitments	Loan Purchase Commitments	Interest Rate Lock Commitments
Beginning balance	$(9,871)	$2,376,187	$4,037	$2,481,063
Change in unrealized gain or loss	9,871	3,086,280	51,443	992,196
Ending balance	$—	$5,462,467	$55,480	$3,473,259
The amount of total gains or (losses) for the year included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the reporting date	$—	$3,086,280	$51,443	$992,196

MSRs

See Note 8 – "Mortgage Servicing Rights, at Fair Value" for additional information about the Company's MSRs.

Contingent Consideration

See Note 3 – "Acquisition of GMFS” for additional information about the Company's contingent consideration.

There were no financial assets or liabilities that were accounted for at fair value on a nonrecurring basis at September 30, 2016 or December 31, 2015. During the three and nine months ended September 30, 2016 and September 30, 2015, mortgage loans held for investment were transferred out of Level 3 when the properties were foreclosed and were classified as REO. There were no other transfers into or out of Level 1, Level 2 or Level 3 during the three or nine months ended September 30, 2016 or September 30, 2015.

The following tables present quantitative information about the Company's assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value at September 30, 2016	Valuation Technique(s)	Unobservable Input	Min	Max	Weighted Average

Assets:

Mortgage loans Held for Investment	$39,951,632	Discounted cash flow model	Constant voluntary prepayment	13.2%	29.4%	20.9%
			Constant default rate	0.0%	0.5%	0.2%
			Loss severity	10.0%	10.0%	10.0%
Non-Agency RMBS
Alternative – A	$24,642,186	Broker quotes/comparable trades	Constant voluntary prepayment	2.1%	19.8%	12.6%
			Constant default rate	0.1%	15.5%	2.8%
			Loss severity	0.0%	86.4%	24.8%
			Delinquency	1.0%	21.9%	8.2%
Pay option adjustable rate	26,160,605	Broker quotes/comparable trades	Constant voluntary prepayment	2.6%	7.6%	4.7%
			Constant default rate	0.9%	9.9%	3.2%
			Loss severity	0.0%	75.2%	31.6%
			Delinquency	4.0%	17.4%	11.5%
Prime	26,929,150	Broker quotes/comparable trades	Constant voluntary prepayment	3.3%	15.9%	9.0%
			Constant default rate	0.2%	13.5%	3.6%
			Loss severity	0.0%	102.7%	28.2%
			Delinquency	3.8%	26.4%	11.4%
Subprime	7,022,234	Broker quotes/comparable trades	Constant voluntary prepayment	1.5%	4.5%	3.3%
			Constant default rate	3.6%	9.0%	5.1%
			Loss severity	8.8%	85.0%	48.4%
			Delinquency	17.4%	22.4%	19.8%
Total Non-Agency RMBS	$84,754,175

Other Investment Securities	$13,947,952	Broker quotes/comparable trades	Constant voluntary prepayment	4.5%	30.0%	9.4%

MSRs	$50,182,593	Discounted cash flow model	Constant voluntary prepayment	11.2%	13.2%	12.3%
			Cost of servicing	$77	$108	$89
			Discount rate	9.0%	10.0%	9.3%
Liabilities:

Contingent consideration	$12,214,200	Option pricing model	Discount rate	10.2%	10.8%	10.5%
			Production volatility	—	—	20.0%
			Profitability volatility	—	—	50.0%

	Fair Value at December 31, 2015	Valuation Technique(s)	Unobservable Input	Min	Max	Weighted Average

Assets:

Mortgage loans held for Investment	$397,678,140	Discounted cash flow model	Constant voluntary prepayment	1.9%	5.0%	3.2%
			Constant default rate	1.4%	5.0%	3.1%
			Loss severity	5.9%	37.2%	22.1%
			Delinquency	6.3%	13.2%	10.9%
Non-Agency RMBS
Alternative – A	$35,998,175	Broker quotes/comparable trades	Constant voluntary prepayment	2.7%	18.9%	12.9%
			Constant default rate	0.2%	7.8%	2.8%
			Loss severity	0.0%	85.0%	21.0%
			Delinquency	1.4%	22.2%	8.9%
Pay option adjustable rate	32,209,538	Broker quotes/comparable trades	Constant voluntary prepayment	2.2%	13.5%	7.5%
			Constant default rate	0.5%	13.0%	3.5%
			Loss severity	0.0%	95.6%	40.0%
			Delinquency	5.3%	21.9%	12.3%
Prime	32,482,521	Broker quotes/comparable trades	Constant voluntary prepayment	3.6%	21.0%	8.0%
			Constant default rate	0.5%	9.4%	3.7%
			Loss severity	0.0%	85.1%	28.9%
			Delinquency	4.4%	25.5%	12.0%
Subprime	8,649,047	Broker quotes/comparable trades	Constant voluntary prepayment	1.2%	7.7%	3.9%
			Constant default rate	3.0%	8.0%	6.2%
			Loss severity	11.1%	128.5%	54.0%
			Delinquency	18.3%	28.0%	22.2%
Total Non-Agency RMBS	$109,339,281

Other Investment Securities	$12,804,196	Broker quotes/comparable trades	Constant voluntary prepayment	4.0%	18.4%	6.9%

MSRs	$48,209,016	Discounted cash flow model	Constant voluntary prepayment	8.5%	10.5%	9.3%
			Cost of servicing	$77	$110	$92
			Discount rate	9.0%	10.0%	9.4%
Liabilities:

Contingent consideration	$11,285,100	Option pricing model	Discount rate	10.2%	10.8%	10.5%
			Production volatility	—	—	20.0%
			Profitability volatility	—	—	50.0%

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

The following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Pull-through rate
Range	58.5% - 100.0%	62.4% – 100.0%
Weighted average	86.0%	87.6%
MSR value expressed as:
Servicing fee multiple
Range	(0.4%) – 6.1%	0.8% - 5.9%
Weighted average	4.5%	4.3%
Percentage of unpaid principal balance
Range	(0.1%) – 2.0%	0.3% - 1.7%
Weighted average	1.1%	1.1%

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

The following table presents the difference between the fair value and the aggregate unpaid principal amount and/or notional balance of assets for which the fair value option was elected at September 30, 2016 and December 31, 2015:

	September 30, 2016				December 31, 2015
	Fair Value	Unpaid Principal and/or Notional Balance (2)	Difference		Fair Value	Unpaid Principal and/or Notional Balance (2)	Difference
Financial instruments, at fair value
Mortgage loans held for investment (1)	$39,951,632	$38,776,679	$1,174,953		$397,678,140	$444,500,063	$(46,821,923)
Mortgage loans held for sale	134,333,273	127,769,470	6,563,803		115,942,230	111,393,424	4,548,806
Real estate securities (2)	84,754,175	126,888,360	(42,134,185)		109,339,281	168,925,162	(59,585,881)
Other Investment Securities	13,947,952	13,387,632	560,320		12,804,196	13,398,851	(594,655)
MSRs	50,182,593	5,120,768,614	N/A	(3)	48,209,016	4,173,927,393	N/A (3)

(1)	At September 30, 2016, the balance is comprised of loans that were newly originated at the time of purchase. At December 31, 2015, the balance is comprised of loans that were (i) distressed and re-performing at the time of purchase and (ii) newly originated at the time of purchase.
(2)	Real estate securities includes an interest only security with a notional balance of $24.5 million and $35.0 million at September 30, 2016 and December 31, 2015, respectively.
(3)	Amounts not presented. Unpaid principal balance of MSRs is generally significantly greater than their fair value.

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

The following table summarizes the estimated fair value and carrying value for all other financial instruments at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets
Cash and cash equivalents	$184,951,991	$184,951,991	$20,793,716	$20,793,716
Restricted cash	4,217,791	4,217,791	4,371,725	4,371,725
Mortgage loans held for investment, at cost	1,674,495	1,674,495	1,886,642	1,886,642

Liabilities
Warehouse lines of credit	$125,737,022	$125,737,022	$100,768,428	$100,768,428
Treasury securities repurchase agreements	69,994,283	69,994,283	—	—
Loan repurchase facilities	15,000,000	15,000,000	296,789,330	296,789,330
Securities repurchase agreements	68,112,976	68,112,976	73,300,159	73,300,159
Exchangeable Senior Notes	57,939,300	57,355,775	56,775,500	56,509,046

Cash and cash equivalents include cash on hand and Treasury Securities for which fair value equals carrying value. Restricted cash represents the Company's cash held by counterparties as collateral against the Company's derivatives, loan repurchase facilities and securities repurchase agreements. Due to the short-term nature of the restrictions, fair value approximates carrying value. The Company considers the estimated fair value of its cash and cash equivalents and restricted cash to be a Level 1 measurement. The aggregate fair value of the mortgage loans held for investment, at cost is determined, where possible using secondary-market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan. Accordingly, mortgage loans held for investment, at cost are classified as Level 2 in the fair value hierarchy. The fair value of the Company's warehouse lines of credit and repurchase agreements related to the GMFS mortgage banking platform, treasury securities repurchase agreements, loan repurchase facilities and securities repurchase agreements is based on an expected present value technique using observable market interest rates. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. Due to the short term nature of the maturities of these instruments the fair value estimated their carrying value. The Company considers the estimated fair value to be a Level 2 measurement. The fair value of the Exchangeable Senior Notes (see Note 13 - 8.0% Exchangeable Senior Notes due 2016) is based on observable market prices. The Company considers the estimated fair value to be a Level 2 measurement.

5. Mortgage Loans Held for Investment, at Fair Value and Held for Sale Previously Held for Investment, at Fair Value

Distressed and re-performing loans at the time of purchase

The Company did not acquire any mortgage loans held for investment which showed evidence of credit deterioration at the time of purchase during the three and nine months ended September 30, 2016 or September 30, 2015.

Sale of Mortgage Loans

During the three months ended March 31, 2016, the Company decided it no longer intended to hold its seasoned and re-performing mortgage loan portfolio which were held as loans held for investment, at fair value at December 31, 2015 for the foreseeable future and reclassified this portfolio to Mortgage loans held for sale previously held for investment, at fair value.

On May 26, 2016, the Company entered into a contract providing for and completed the sale of its seasoned, re-performing mortgage loans and REO, with an unpaid principal balance of $430.7 million, including $27.0 million of non-interest bearing unpaid principal balance which had a carrying value of zero in the Company’s consolidated balance sheets at March 31, 2016 and December 31, 2015. The sale price was determined as a sum of (i) a percentage of the unpaid principal balance of the loans sold, (ii) accrued interest and (iii) outstanding, recoverable servicing advances.

 The Company used $267.2 million of the proceeds from the sale to repay the outstanding balance under its master repurchase agreement dated May 30, 2013 with Citibank N.A. (the "Citi Loan Repurchase Facility"), which was used to finance the purchase of such loans (see Note 11 – Loan Repurchase Facilities).

Additionally, the Company received $747,083 relating to outstanding, recoverable servicing advances which were included in other assets in the consolidated balance sheets.

The following tables present additional information about the sale of the Company’s mortgage loans held for sale previously held for investment and REO which occurred on May 26, 2016:

Proceeds from sale:
Unpaid principal balance and accrued interest	$361,081,388
Servicing advances	747,083
Total – proceeds from sale	361,828,471

Payoff Citi Loan Repurchase Facility	(267,192,460)
Net proceeds from sale	$94,636,011

	Mortgage loans held for sale previously held for investment	REO	Total
Net gain on sale:
Realized gain (loss) on sale, based on amortized cost	$22,203,418	$106,585	$22,310,003
Reversal of previously recognized change in unrealized gain or loss	(22,788,689)	996,173	(21,792,516)
Net (loss) gain on sale	$(585,271)	$1,102,758	$517,487

The realized gain (loss) on sale and reversal of previously recognized change in unrealized gain or loss are included in (i) realized gain on mortgage loans held for investment and held for sale previously held for investment and realized gain on REO and (ii) change in unrealized gain or loss on mortgage loans held for investment and held for sale previously held for investment and change in unrealized gain or loss on REO, respectively, in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2016.

The following table presents certain information regarding the Company's mortgage loans at December 31, 2015 which showed evidence of credit deterioration at the time of purchase:

Mortgage Loans Held for Investment

The Company did not have any mortgage loans held for investment at September 30, 2016.

The following tables present certain information regarding the Company's mortgage loans held for investment, at fair value, at December 31, 2015 which showed evidence of credit deterioration at the time of purchase:

	Unpaid			Gross Unrealized (1)			Difference Between Fair Value and Aggregate Unpaid	Weighted Average
	Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Principal Balance	Coupon	Unleveraged Yield

Performing
Fixed	$240,031,119	$(44,650,666)	$195,380,453	$23,626,555	$(2,521,921)	$216,485,087	$(23,546,032)	4.70%	7.59%
ARM	143,625,653	(15,597,990)	128,027,663	5,918,004	(3,126,826)	130,818,841	(12,806,812)	3.63	7.15
Total performing	383,656,772	(60,248,656)	323,408,116	29,544,559	(5,648,747)	347,303,928	(36,352,844)	4.30	7.41
Non-performing (2)	40,100,775	(7,515,130)	32,585,645	990,974	(4,245,960)	29,330,659	(10,770,116)	4.65	7.78
Total	$423,757,547	$(67,763,786)	$355,993,761	$30,535,533	$(9,894,707)	$376,634,587	$(47,122,960)	4.34%	7.45%

(1)	The Company had elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The change in unrealized gain or loss related to these mortgage loans are recorded in the condensed consolidated statements of operations.

(2)	Loans that were delinquent for 60 days or more are considered non-performing.

Changes in Unrealized Gains and Losses

During the three and nine months ended September 30, 2016 and September 30, 2015, the Company recorded the following changes in unrealized gain or loss relating to the mortgage loans held for investment and held for sale previously held for investment:

Three Months Ended		Nine Months Ended
September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
$—	$(5,753,002)	$(20,640,826)	$(5,632,684)

Accretable Yield

The following table presents the change in accretable yield for the Company's mortgages held for investment which had shown evidence of credit deterioration since origination at the time of purchase for the nine months ended September 30, 2016 and September 30, 2015:

	Nine Months Ended
	September 30, 2016	September 30, 2015
Accretable yield, beginning of period	$247,751,944	$267,509,905
Accretion	(2,410,833)	(19,347,512)
Reclassifications from nonaccretable difference	—	7,760,664
Reduction due to sale of loans	(245,341,111)	—
Accretable yield, end of period	$—	$255,923,057

Newly originated loans at the time of purchase

During the three and nine months ended September 30, 2016 and September 30, 2015, the Company's acquisition of mortgage loans held for investment which were newly originated at the time of purchase was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Aggregate Unpaid Principal Balance	$—	$8,291,350	$23,941,629	$11,171,269
Loan Repurchase Facilities Used	$—	$7,265,036	$21,289,983	$9,746,638

The following tables present certain information regarding the Company's mortgage loans held for investment, at fair value, at September 30, 2016 and December 31, 2015 which were newly originated at the time of purchase and sourced through the Company’s loan purchase program:

September 30, 2016

	Unpaid			Gross Unrealized (1)			Weighted Average
	Principal Balance	Premium	Amortized Cost	Gains	Losses	Fair Value	Coupon	Unleveraged Yield
Performing
Fixed	$30,415,184	$510,133	$30,925,317	$512,361	$(16,461)	$31,421,217	4.84%	4.57%
ARM	8,361,495	118,145	8,479,640	56,324	(5,549)	8,530,415	4.45	4.86
Total Mortgage Loans Held for Investment	$38,776,679	$628,278	$39,404,957	$568,685	$(22,010)	$39,951,632	4.75%	4.56%

December 31, 2015

	Unpaid			Gross Unrealized (1)			Weighted Average
	Principal Balance	Premium	Amortized Cost	Gains	Losses	Fair Value	Coupon	Unleveraged Yield
Performing
Fixed	$17,674,257	$315,860	$17,990,117	$58,069	$(99,486)	$17,948,700	5.05%	4.89%
ARM	3,068,259	44,875	3,113,134	—	(18,280)	3,094,854	4.37	4.25
Total Mortgage Loans Held for Investment	$20,742,516	$360,735	$21,103,251	$58,069	$(117,766)	$21,043,554	4.95%	4.79%

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded the following as change in unrealized gain or loss on mortgage loans held for investment and held for sale previously held for investment in the condensed consolidated statements of operations:

Three Months Ended		Nine Months Ended
September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
$(71,687)	$102,078	$606,377	$29,001

Concentrations

The Company's mortgage loans held for investment, at fair value consists of mortgage loans on residential real estate located throughout the United States. The following is a summary of certain concentrations of credit risk in the mortgage loan portfolio at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015

Percentage of fair value of mortgage loans with unpaid principal balance to current property value in excess of 100%	—%		44.1%

Percentage of fair value of mortgage loans secured by properties in the following states:

Each representing 10% or more of fair value:
California	47.5%		26.2%
Florida	—	%(1)	16.1%
Additional state representing more than 5% of fair value:
Texas	8.1%		—	%(2)
Louisiana	6.6%		—	%(2)
Georgia	6.6%		6.1%
Percentage of unpaid principal balance of mortgage loans carrying mortgage insurance	—%		8.2%

(1) State did not represent more than 10% of the fair value as of the balance sheet date.

(2) State did not represent more than 5% of the fair value as of the balance sheet date.

The range of interest rates and contractual maturities of the Company's mortgage loans held for investment at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Interest rates	3.50% - 6.75%	1.75% - 12.20%
Contractual maturities	15 – 30 years	1 - 45 years

REO

Additional information about the Company’s REO assets at September 30, 2016 and December 31, 2015, are as follows:

	September 30, 2016	December 31, 2015
Net realizable value (included in other assets in the Company's consolidated balance sheets)	$—	$1,784,670
Carrying amount of mortgage loans held for investment, at fair value secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction	—	5,597,611

6. Mortgage Loans Held for Sale, at Fair Value

During the nine months ended September 30, 2016 and September 30, 2015, the Company's mortgage loans held for sale activity was as follows:

	Nine Months Ended
	September 30, 2016	September 30, 2015
Balance at beginning of period	$115,942,230	$97,690,960
Originations and purchases	1,632,229,133	1,449,538,666
Proceeds from sales and principal payments	(1,674,425,261)	(1,481,473,208)
Transfers from mortgage loans held for investment, at cost	—	65,983
Gain on sale, net	60,587,171	48,848,410
Balance at end of period	$134,333,273	$114,670,811

Gain on sale, net, includes (i) gains and losses from the sale of mortgage loans held for sale and are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale and (ii) the unrealized gains and losses associated with the mortgage loans held for sale.

Mortgage loans held for sale, at fair value at September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016		December 31, 2015
	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Conventional	$80,090,505	$82,145,748	$54,962,904	$56,586,717
Governmental	19,296,747	21,760,490	30,531,301	32,131,354
United States Department of Agriculture loans	20,189,456	21,407,652	16,222,152	17,059,982
United States Department of Veterans Affairs loans	7,701,386	8,456,556	8,922,978	9,314,255
Reverse mortgage	491,376	562,827	754,089	849,922
Total	$127,769,470	$134,333,273	$111,393,424	$115,942,230

7. Real Estate Securities and Other Investment Securities, at Fair Value

The Company's non-Agency RMBS portfolio is not issued or guaranteed by Fannie Mae, Freddie Mac or any other U.S. Government agency or a federally chartered corporation and is therefore subject to additional credit risks.

The following tables present certain information regarding the Company's non-Agency RMBS and Other Investment Securities at September 30, 2016 and December 31, 2015:

September 30, 2016

	Principal or			Gross Unrealized (2)			Weighted Average
	Notional Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Unleveraged Yield
Real estate securities
Non-Agency RMBS:
Alternative – A	$53,343,081	$(28,651,212)	$24,691,869	$843,160	$(892,843)	$24,642,186	2.05%	5.29%
Pay option adjustable rate	33,130,938	(5,338,366)	27,792,572	84,743	(1,716,710)	26,160,605	1.27	4.12
Prime	30,189,757	(3,769,477)	26,420,280	733,888	(225,018)	26,929,150	3.82	5.53
Subprime	10,224,584	(3,655,606)	6,568,978	545,827	(92,571)	7,022,234	0.68	6.60
Total non-Agency RMBS	$126,888,360	$(41,414,661)	$85,473,699	$2,207,618	$(2,927,142)	$84,754,175	2.16%	5.09%
Other Investment Securities (1)	$13,387,632	$84,626	$13,472,258	$518,537	$(42,843)	$13,947,952	5.05%	5.90%

December 31, 2015

	Principal or			Gross Unrealized (2)			Weighted Average
	Notional Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Unleveraged Yield
Real estate securities
Non-Agency RMBS:
Alternative – A	$76,328,172	$(40,150,416)	$36,177,756	$846,318	$(1,025,899)	$35,998,175	2.01%	6.18%
Pay option adjustable rate	42,562,819	(7,480,996)	35,081,823	6,863	(2,879,148)	32,209,538	1.10	5.31
Prime	37,366,079	(4,732,637)	32,633,442	563,311	(714,232)	32,482,521	3.62	5.95
Subprime	12,668,092	(4,039,253)	8,628,839	111,651	(91,443)	8,649,047	0.93	6.63
Total non-Agency RMBS	$168,925,162	$(56,403,302)	$112,521,860	$1,528,143	$(4,710,722)	$109,339,281	2.05%	5.87%
Other Investment Securities (1)	$13,398,851	$(34,264)	$13,364,587	$897	$(561,288)	$12,804,196	4.94%	6.65%

(1)	See Note 2 – Summary of Significant Accounting Policies – “Other Investment Securities".

(2)	The Company has elected the fair value option pursuant to ASC 825 for real estate securities. The Company recorded the changes in unrealized gain or loss in the condensed consolidated statements of operations.

The following tables present additional information regarding the Company's non-Agency RMBS and Other Investment Securities at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Non-Agency RMBS	Other Investment Securities	Non-Agency RMBS	Other Investment Securities
Notional balance of IO included in Alternative A	$24,512,929	—	$35,042,860	—
Contractual maturities (range)	18.6 to 30.5 years	7.7 to 11.6 years	18.1 to 31.3 years	8.4 to 12.3 years
Weighted average maturity	24.2 years	9.3 years	24.4 years	10.1 years

Actual maturities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and credit losses.

All real estate securities and Other Investment Securities held by the Company at September 30, 2016 and December 31, 2015 were issued by issuers based in the United States.

The Company did not have any realized losses on real estate securities relating to other than temporary impairments for the three or nine months ended September 30, 2016 or September 30, 2015.

8. Mortgage Servicing Rights, at Fair Value

The Company's MSRs consist of conforming conventional loans sold to Fannie Mae and Freddie Mac or loans securitized in Ginnie Mae securities. Similarly, the government loans serviced by the Company are securitized through Ginnie Mae, whereby the Company is insured against loss by the Federal Housing Administration or partially guaranteed against loss by the Department of Veterans Affairs.

The MSRs activity for the nine months ended September 30, 2016 and September 30, 2015 is as follows:

	Nine Months Ended
	September 30, 2016	September 30, 2015
Balance at beginning of period	$48,209,016	$33,378,978
Additions due to loans sold, servicing retained	17,437,135	14,323,953
Change in fair value of MSRs (1)
Changes in values of market related inputs or assumptions used in a valuation model (2)	(9,934,160)	(3,571,775)
Other changes (3)	(5,529,398)	(2,086,505)
Total - change in fair value of MSRs	(15,463,558)	(5,658,280)
Balance at end of period	$50,182,593	$42,044,651

	Nine Months Ended
	September 30, 2016	September 30, 2015
The amount of total losses included in earnings attributable to the change in unrealized gains or losses relating to the MSRs still held at the reporting date	$(9,934,160)	$(3,571,775)

(1)	Included in change in fair value of MSRs in the Company's condensed consolidated statements of operations.

(2)	Primarily reflects changes in values of prepayment assumptions due to changes in interest rates.

(3)	Represents change in value primarily due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid off or paid down during the period.

The Company's MSR portfolio at September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016		December 31, 2015
	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Fannie Mae	$2,116,921,260	$19,905,312	$1,880,177,827	$20,751,648
Ginnie Mae	1,718,154,049	18,247,015	1,488,159,758	18,231,527
Freddie Mac	1,285,693,305	12,030,266	805,589,808	9,225,841
Total	$5,120,768,614	$50,182,593	$4,173,927,393	$48,209,016

The following is a quantitative summary of key input assumptions and their related impact on the estimated fair value of the MSRs from adverse changes in those assumptions (weighted averages are based upon unpaid principal balance) at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Discount rate:
Range	6.5% - 12.1%	6.6%-12.2%
Weighted average	9.4%	9.4%

Effect on fair value of adverse change of:
5%	$(887,857)	$(958,786)
10%	$(1,745,636)	$(1,881,870)
20%	$(3,376,644)	$(3,628,281)

Prepayment speed (1) :
Range	8.9% - 16.1%	7.0%-12.0%
Weighted average	12.5%	9.3%

Effect on fair value of adverse change of:
5%	$(1,203,181)	$(938,584)
10%	$(2,306,597)	$(1,756,195)
20%	$(4,445,283)	$(3,428,890)

Per-loan annual cost of servicing:
Range	$63- $117	$64-$119
Weighted average	$90	$92

Effect on fair value of adverse change of:
5%	$(561,962)	$(547,228)
10%	$(1,123,925)	$(1,094,455)
20%	$(2,247,882)	$(2,188,910)

(1)	Prepayment speed is measured using Constant Prepayment Rates (“CPR”).

The Company contracts with licensed sub-servicers to perform all servicing functions for the loans related to the MSR’s. The following table presents the loan servicing fee income, net of direct costs, for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Loan servicing fee income	$3,521,122	$2,729,891	$10,033,264	$7,613,023
Late fee income	196	29	501	64
Sub-servicing costs	(1,383,526)	(989,813)	(3,786,526)	(2,568,246)
Loan servicing fee income, net of direct costs	$2,137,792	$1,740,107	$6,247,239	$5,044,841

9. Warehouse Lines of Credit

At September 30, 2016 and December 31, 2015, the Company had two warehouse lines of credit and two master repurchase agreements, each with different lenders, which provide financing for the Company's origination of mortgage loans held for sale in its residential mortgage banking segment.

The warehouse lines of credit and repurchase agreements bear interest at a rate that has historically moved in close relationship to LIBOR. The agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. The Company was in compliance with all significant debt covenants at September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and September 30, 2015.

The following tables present certain information regarding the Company's warehouse lines of credit and repurchase agreements in its residential mortgage banking segment at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Availability	$200,000,000	$185,000,000
Maturity dates	October 2016 – September 2017	June 2016 – November 2016

These obligations are secured by mortgage loans held for sale, at fair value and also fully guaranteed by the Company. The Company expects to renew the warehouse lines of credit at similar terms in the ordinary course of business as the facilities mature.

10. Treasury Securities and Treasury Securities Repurchase Agreements

The Company purchased Treasury Securities during the nine months ended September 30, 2016. The following table presents certain information regarding the Company’s non-interest bearing Treasury Securities at September 30, 2016:

Par	$70,000,000
Carrying amount	69,993,637
Maturity	October 20, 2016
Balance sheet line item	Cash and cash equivalents

The Treasury Securities are non-interest bearing. The Company did not have any Treasury Securities at December 31, 2015.

In connection with the purchase of these securities, the Company has two repurchase agreements with one counterparty. The following table presents certain information regarding the Company’s treasury securities repurchase agreements at September 30, 2016:

Outstanding balance	$69,994,283
Interest rate	0.30%
Maturity	October 20, 2016

The Company did not have any treasury securities repurchase agreements at December 31, 2015.

11. Loan Repurchase Facilities

In connection with the sale of its seasoned, re-performing mortgage loans on May 26, 2016, the Company repaid the outstanding balance under and terminated the Citi Loan Repurchase Facility which had been used to finance the purchase of such loans (see Note 5 – Mortgage Loans Held for Investment, at Fair Value and held for Sale Previously Held for Investment, at Fair Value).

At September 30, 2016 and December 31, 2015, the Company had the following outstanding master repurchase agreements with Credit Suisse First Boston Mortgage Capital LLC (the "Credit Suisse Loan Repurchase Facility") and the Citi Loan Repurchase Facility (collectively, the "Loan Repurchase Facilities") used to fund the purchase of mortgage loans held for investment in its residential mortgage investments segment:

	September 30, 2016	December 31, 2015
Lender	Credit Suisse First Boston Mortgage Capital LLC	Citibank, N.A Distressed and	Credit Suisse First Boston Mortgage Capital LLC

Collateral type funded by facility	Newly Originated Loans	Re- Performing Loans	Newly Originated Loans

Total facility size	$15,000,000	$325,000,000	$100,000,000
Amount committed	$—	$150,000,000	$25,000,000
Maturity date	November 11, 2016	May 20, 2016	June 27, 2016
Outstanding balance	$15,000,000	$279,467,573	$17,321,757

On September 30, 2016 the terms of the Credit Suisse Loan Repurchase Facility were amended to extend the maturity date to November 11, 2016 and reduce the total facility size from $36.0 million to $15.0 million. Additionally, the Company no longer has any amounts committed by the lender under the agreement. In connection with the amendment the Company paid down the unpaid principal balance to $15.0 million.

Each of the Loan Repurchase Facilities is or was collateralized by the underlying mortgages and related documents and instruments in the residential mortgage investments segment and the obligations are fully guaranteed by the Company.

  Under the Loan Repurchase Facilities, the Company may sell, and later repurchase trust certificates representing interests in residential mortgage loans (the "Trust Certificates"). The principal amount paid by the lenders under these facilities for the Trust Certificates, which represent interests in residential mortgage loans, is or was based on (i) in the case of the Citi Loan Repurchase Facility, a percentage of the lesser of the market value and the unpaid principal balance of such mortgage loans backing the Trust Certificates and (ii) in the case of the Credit Suisse Loan Repurchase Facility, a percentage of the lesser of the market value, the unpaid principal balance and the acquisition price of such mortgage loans backing the Trust Certificates. Upon the Company's repurchase of a Trust Certificate sold to the lenders under these facilities, the Company is or was required to repay the lenders a repurchase amount based on the purchase price plus accrued interest. The Company is or was also required to pay the lenders a commitment fee pursuant to each of these facilities, as well as certain other administrative costs and expenses in connection with the lenders' structuring, management and ongoing administration of these facilities. The commitment fees are included in interest expense in the condensed consolidated statements of operations.

The Company pledges cash and certain of its Trust Certificates as collateral under the Loan Repurchase Facilities. The amounts available to be borrowed are dependent upon the fair value of the Trust Certificates pledged as collateral, which fluctuates with changes in interest rates, type of underlying mortgage loans and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in the fair value of pledged Trust Certificates, the lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. At September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and September 30, 2015, the Company has met all margin call requirements related to any outstanding balances under its Loan Repurchase Facilities.

The following table presents information with respect to the Company's posting of collateral under its Loan Repurchase Facilities at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Fair value of Trust Certificates pledged as collateral	$35,615,300	$394,942,512
Cash pledged as collateral	—	375,579

The agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth and maximum debt to net worth ratio, as defined in the agreements. The Company was in compliance with all significant debt covenants at September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and September 30, 2015.

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

The Company has master repurchase agreements with four financial institutions at September 30, 2016 and December 31, 2015.

Although securities repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the fair value of pledged assets would require the Company to provide additional collateral or cash to fund margin calls.

The Company pledges cash and certain of its non-Agency RMBS and Other Investment Securities as collateral under these securities repurchase agreements. The amounts available to be borrowed are dependent upon the fair value of the RMBS and Other Investment Securities pledged as collateral, which fluctuates with changes in interest rates, type of securities and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in the fair value of pledged RMBS and Other Investment Securities, the lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. At September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and September 30, 2015, the Company has met all margin call requirements under its securities repurchase agreements.

The following table presents information with respect to the Company's posting of collateral under its securities repurchase agreements at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Fair value of non-Agency RMBS pledged as collateral	$82,686,633	$95,627,850
Fair value of Other Investment Securities pledged as collateral	11,023,416	1,989,174
Cash pledged as collateral	1,559,606	2,029,581

13. 8.0% Exchangeable Senior Notes due 2016

On November 25, 2013, the Operating Partnership issued the Exchangeable Senior Notes with a stated rate of 8.0% and an aggregate principal amount of $57.5 million (the "Exchangeable Senior Notes"). The Exchangeable Senior Notes were issued pursuant to an Indenture, dated November 25, 2013 (the “Indenture”), between the Company, as guarantor, the Operating Partnership and U.S. Bank National Association, as trustee. The sale of the Exchangeable Senior Notes generated net proceeds of approximately $55.3 million. Aggregate estimated offering expenses in connection with the transaction, including the initial purchasers' discount of approximately $1.7 million, were approximately $2.2 million.

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

The exchange rate was initially 52.5417 shares of common stock per $1,000 principal amount of Exchangeable Senior Notes (equivalent to an initial exchange price of approximately $19.03 per share of common stock). The exchange rate will be subject to adjustment for certain events, including for regular quarterly dividends in excess of $0.50 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the exchange rate will be increased but will in no event exceed 60.4229 shares of common stock per $1,000 principal amount of Exchangeable Senior Notes. The exchange rate was adjusted on December 27, 2013 to 54.3103 shares of common stock per $1,000 principal amount of Exchangeable Senior Notes pursuant to the Company's special dividend of $0.55 per share of common stock and OP Unit declared on December 19, 2013. The exchange rate will be adjusted at the close of business on the 10th trading day immediately following, and including, the trading day next succeeding Tender Offer Expiration Date if the Company makes a payment in respect of the Tender Offer to the extent that the cash included in the payment per share of common stock exceeds the average of the last reported sale price of the common stock over the 10 consecutive trading day period commencing on, and including, the trading day next succeeding the last date on which tenders may be made pursuant to the Tender Offer.

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

The following table presents information with respect to the Exchangeable Senior Notes at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Fair value of conversion option derivative liability	$2,288	$612,878
Unamortized discount	144,225	990,954

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

Loan Purchase Commitments (“LPCs”)

The Company entered into LPCs as a means to help mitigate interest rate risk relating to its loan conduit program. The LPCs were pursuant to Master Loan Purchase Agreements with approved, third party residential loan originators to purchase residential loans, which met the guidelines established by the Company, at a future date. LPCs provided that loans acceptable to the Company were to be delivered if and when they close and were subject to "pair off" fees if the loans were not delivered by the seller. The Company did not have any LPCs outstanding at September 30, 2016.

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

Other

Conversion Option – Exchangeable Senior Notes

Changes in the fair value of the conversion option derivative related to the Exchangeable Senior Notes are recorded through earnings.

Derivative Instruments

The following table presents certain information related to derivative instruments held at September 30, 2016 and December 31, 2015:

Non-hedge derivatives	September 30, 2016	December 31, 2015
Notional amount of interest rate swaps	$17,200,000	$17,200,000
LPCs (Principal balance of underlying loans)	—	18,494,332
IRLCs (Principal balance of underlying loans)	314,509,503	190,933,017
Notional amount of MBS forward sales contracts	324,500,000	179,417,280

The notional amount is not representative of the maximum exposure to the Company.

  The following table presents the fair value of the Company's derivative instruments and their balance sheet location at September 30, 2016 and December 31, 2015:

Derivative instruments	Designation	Balance Sheet Location	September 30, 2016	December 31, 2015
Interest rate swaps	Non-hedge	Derivative liabilities, at fair value	$(1,699,719)	$(1,009,014)

LPCs	Non-hedge	Derivative assets (liabilities), at fair value	—	(9,871)

IRLCs	Non-hedge	Derivative assets, at fair value	5,462,467	2,376,187

MBS forward sales contracts	Non-hedge	Derivative liabilities, at fair value	(1,222,695)	(200,204)

Conversion Option - Exchangeable Senior Notes	Non-hedge	Derivative liabilities, at fair value	(2,288)	(612,878)

At September 30, 2016 and December 31, 2015, no credit valuation adjustment was made in determining the fair value of the interest rate swaps.

The following table presents the gains and (losses) related to Company's derivative instruments for the three and nine months ended September 30, 2016 and September 30, 2015:

		Three Months Ended		Nine Months Ended
Non-hedge derivatives	Income Statement Location	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Interest rate swaps	Gain/(loss) on derivative instruments related to investment portfolio	$122,914	$(675,562)	$(1,010,063)	$(748,348)
LPCs	Gain/(loss) on derivative instruments related to investment portfolio	—	118,277	9,871	51,443
IRLCs	Mortgage banking activities, net	(911,307)	1,227,839	3,086,280	992,196
MBS forward sales contracts	Mortgage banking activities, net	1,545,236	(1,593,515)	(1,022,491)	(631,445)
Exchangeable Senior Notes conversion option	Gain/(loss) on derivative instruments related to investment portfolio	94,079	379,615	610,590	1,013,602

Interest Rate Swaps

 The following table presents information about the Company's interest rate swap agreements at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Maturity	2023	2023
Notional Amount	$17,200,000	$17,200,000
Weighted Average Pay Rate	2.72%	2.72%
Weighted Average Receive Rate	0.65%	0.33%
Weighted Average Years to Maturity	6.8	7.6
Cash Pledged as Collateral (1)	$2,658,185	$1,966,565

(1)	At September 30, 2016 and December 31, 2015 all collateral provided under the interest rate swap agreements consisted of cash collateral which is included in restricted cash in the Company's consolidated balance sheets.

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

 15. Mortgage Banking Activities

The following table presents the components of mortgage banking activities, net, recorded in the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Gain on sale of mortgage loans held for sale, net of direct costs (1)	$14,702,874	$12,769,854	$41,786,819	$35,530,805
Loan expenses, including the (increase)/decrease in provision for loan indemnifications	995,078	(208,576)	573,127	(602,926)
Loan origination fee income	195,567	507,082	765,926	1,395,863
Total	$15,893,519	$13,068,360	$43,125,872	$36,323,742

(1)	Includes the change in fair value related to IRLCs and MBS forward sales contracts held during the period.

16. Loan Indemnification Reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other liabilities in the Company's consolidated balance sheets and the provision for loan indemnification losses is included in mortgage banking activities, net in the Company's condensed consolidated statements of operations. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demand, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability.

The activity for the loan indemnification reserve for the nine months ended September 30, 2016 and September 30, 2015 is as follows:

	Nine Months Ended
	September 30, 2016	September 30, 2015
Balance at the beginning of period	$3,201,000	$2,662,162
Loan indemnification losses incurred	—	(198,834)
Provision for loan indemnification losses based on loans sold during the period	648,375	576,654
Decrease in reserves for aged performing loans	(1,297,943)	—
Balance at end of period	$2,551,432	$3,039,982

 Because of the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. At September 30, 2016 and December 31, 2015, the reasonably possible loss above the recorded loan indemnification reserve was not considered material.

17. Income Taxes

For the three and nine months ended September 30, 2016 and the years ended December 31, 2011 through December 31, 2015, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders and does not engage in prohibited transactions. The majority of States also recognize the Company’s REIT status.

The Company has separately made joint elections with three of its subsidiaries, ZFC Funding, Inc., ZFC Trust TRS I, LLC and ZFC Honeybee TRS, LLC to treat such subsidiaries as TRS entities. The Company’s TRS entities file separate tax returns and are taxed as standalone C-Corporations for U.S. income tax purposes.

The Company recorded an income tax expense (benefit) of $1,799,829 and $251,924 for the three and nine months ended September 30, 2016, respectively and income tax (benefit) expense of $(250,491) and $2,503,896 for the three and nine months ended September 30, 2015, respectively, solely related to U.S. federal, state and local income taxes on activity in its ZFC Honeybee TRS, LLC subsidiary.

  The following is a reconciliation of the statutory federal and state rates to the effective rates for the three and nine months ended September 30, 2016 and September 30, 2015:

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Tax expense (benefit) at statutory rate	34.00%	(35.00)%	(34.00)%	35.00
State and local taxes, net of federal benefit	3.95	(0.85)	137.62	7.91
Impact of REIT election (1)	(7.28)	29.21	950.93	17.63
Change in valuation allowance (2)	(0.79)	2.85	(738.43)	23.25
Other non-deductible/non-taxable items (3)	0.11	0.19	82.52	1.98
Adjustment of Tax Rate used to value deferred taxes(4)	0.09	0.0	8.54	0.0
Effective Tax Rate	30.08%	(3.60)%	407.18%	85.77%

(1)	For all tax years, the Company’s effective tax rate differs from its statutory tax rate due to the deduction for dividend distributions required to be paid under Code section 857(a).

(2)	For the three and nine months ended September 30, 2016 and September 30, 2015, the change in valuation allowance relates to the change in reserve related to net operating losses and other future deductible items for ZFC Trust TRS I, LLC and ZFC Funding, Inc.

(3)	For the three and nine months ended September 30, 2016 and September 30, 2015, the amount primarily relates to non-deductible meals and entertainment expenses.

(4)	For the three and nine months ended September 30, 2016 and September 30, 2015, the amount primarily relates to the change in state income tax used to value deferred tax assets and liabilities of ZFC Honeybee TRS LLC.

At September 30, 2016 and December 31, 2015, the Company had a net deferred tax liability of $3,816,401 and $3,564,478, respectively, related to unrealized gains and other temporary differences related to activity in the ZFC Honeybee TRS, LLC subsidiary. The change in the deferred tax liability during the nine month period ended September 30, 2016 is primarily due to an increase in the fair value of the MSRs and derivative assets offset by an increase in the net operating losses of ZFC Honeybee TRS, LLC in the Company’s residential mortgage banking segment.

On September 30, 2016, ZFC Funding Inc. made a liquidating distribution of its entire portfolio of residential loans and the corresponding liabilities to its sole stockholder, the Operating Partnership. For tax purposes, ZFC Funding Inc. recognized capital gain related to the sale. ZFC Funding Inc. has maintained a full valuation allowance on deferred tax assets related to net operating losses of the company as it does not have any income producing assets or operations left after this distribution.

18. Earnings Per Share

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Numerator:
Net income/(loss) attributable to ZAIS Financial Corp. common stockholders (Basic)	$4,110,691	$(6,040,746)	$33,938	$386,845
Effect of dilutive securities:
Net income/(loss) allocated to non-controlling interests relating to OP Units exchangeable for shares of common stock of the Company	28,329	(702,460)	(445,746)	44,988
Exchangeable Senior Notes:
Interest expense	841,723	—	—	—
Gain on conversion option derivative liability	(53,611)	—	—	—
Total – Exchangeable Senior Notes	788,112	—	—	—
Net income/(loss) available to stockholders, after effect of dilutive securities	$4,927,132	$(6,743,206)	$(411,808)	$431,833

Denominator:
Weighted average number of shares of common stock	8,836,902	7,970,886	8,261,665	7,970,886
Effect of dilutive securities:
Weighted average number of OP units	60,898	926,914	636,135	926,914
Weighted average number of shares convertible under Exchangeable Senior Notes	1,779,560	—	—	—
Diluted weighted average shares outstanding	10,677,360	8,897,800	8,897,800	8,897,800
Net income/(loss) per share applicable to ZAIS Financial Corp. common stockholders – Basic	$0.47	$(0.76)	$—	$0.05
Net income/(loss) per share applicable to ZAIS Financial Corp. common stockholders – Diluted	$0.46	$(0.76)	$—	$0.05

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

 After an initial three-year term, the Advisor may be terminated annually upon the affirmative vote of at least two-thirds of the Company's independent directors or by a vote of the holders of at least two-thirds of the outstanding shares of the Company's common stock based upon (i) unsatisfactory performance by the Advisor that is materially detrimental to the Company or (ii) a determination that the advisory fees payable to the Advisor are not fair, subject to the Advisor's right to prevent such termination due to unfair fees by accepting a reduction of advisory fees agreed to by at least two-thirds of the Company's independent directors. Additionally, upon such a termination without cause, the Investment Advisory Agreement provides that the Company will pay the Advisor a termination fee equal to three times the average annual advisory fee earned by the Advisor during the prior 24-month period immediately preceding such termination, calculated as of the end of the most recently completed fiscal year before the date of termination (see Note 1 – Formation and Organization for disclosure relating to the Termination Agreement entered into by the Company, the Operating Partnership, the Advisor, Sutherland and certain subsidiaries of the Company).

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

The Company incurred the following fees pursuant to the Investment Advisory Agreement for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Advisory fees	$722,135	$718,372	$2,143,262	$2,131,690
Loan sourcing fees	—	41,694	119,708	56,664
Total – Advisory fees – related party	$722,135	$760,066	$2,262,970	$2,188,354

Such amounts are included in "Advisory fee – related party" in the Company's condensed consolidated statements of operations.

The Company incurred the following Expense Reimbursements for amounts incurred by the Advisor for research and market data (including the amortization expense related to amounts prepaid to the Advisor) for the three and nine months ended September 30, 2016 and September 30, 2015:

Three Months Ended		Nine Months Ended
September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
$96,728	$168,134	$506,457	$604,959

Such amounts are included in operating expenses in the Company's condensed consolidated statements of operations.

Amounts payable to the Advisor for advisory fees, loan sourcing fees and Expense Reimbursements at September 30, 2016 and December 31, 2015 are as follows:

September 30, 2016	December 31, 2015
$763,085	$867,415

Such amounts were included in accounts payable and other liabilities in the Company's consolidated balance sheets.

Other

GMFS received the following sub-lease income related to a portion of its office space (see Note 22 – Commitments and Contingencies) from a related party for the three and nine months September 30, 2016 and September 30, 2015:

Three Months Ended		Nine Months Ended
September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
$10,800	$10,800	$32,400	$28,160

Such amounts are included in other income in the Company's condensed consolidated statements of operations.

20. Dividends and Distributions

During the nine months ended September 30, 2016 and September 30, 2015 the Company declared the following dividends and distributions:

Declaration Date	Record Date	Payment Date	Amount per Share and OP Unit
Nine months ended September 30, 2016:
March 17, 2016	March 31, 2016	April 15, 2016	$0.40
June 16, 2016	June 30, 2016	July 15, 2016	0.40
September 11, 2016	September 30, 2016	October 17, 2016	0.40

Nine months ended September 30, 2015:
March 19, 2015	March 31, 2015	April 15, 2015	$0.40
June 18, 2015	June 30, 2015	July 15, 2015	0.40
September 17, 2015	September 30, 2015	October 15, 2015	0.40

21. Non-Controlling Interests

On June 17, 2016, the Company, as the general partner of the Operating Partnership, received a redemption request (the “Redemption Request”) from one of the Partnership's outside limited partners (the “Outside Limited Partner”) in respect of a total of 866,016 OP units of the 893,256 units held by the partner. On June 23, 2016, the Company notified the Outside Limited Partner of its decision to issue shares of the Company’s common stock to satisfy the Redemption Request.

On July 1, 2016, the Company, as general partner of the Operating Partnership, entered into the Fifth Amendment to the Agreement of Limited Partnership of the Operating Partnership, pursuant to which the Company, as the general partner of the Partnership, acquired the 866,016 operating partnership units from the Outside Limited Partner and issued an equal number of shares of the Company’s common stock (the “Exchange Stock”) to the Outside Limited Partner pursuant to the terms of the Operating Partnership’s Agreement of Limited Partnership of the Operating Partnership. The Exchange Stock was issued to an accredited investor in transactions not involving a public offering in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The resale of the Exchange Stock has been registered by the Company under the Securities Act, pursuant to the Company’s Registration Statement on Form S-3/A (File No. 333-194551), filed on May 23, 2014 and declared effective by the SEC on the same date.

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

Tolling Agreement

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

 The Company believes that any losses in excess of the loan indemnification reserve will be recovered by the Company as either a reduction of total contingent consideration owed under the GMFS Merger Agreement given the indemnification provisions in the GMFS Merger Agreement or by withdrawing funds from an escrow account established by the sellers at the time of the acquisition (as of September 30, 2016, the balance in the escrow account was $4,008,754). The Company has delayed the first year installment payment of the contingent consideration (see Note 3 – Acquisition of GMFS).

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

Class Action Lawsuit

On August 24, 2016, a putative class action lawsuit, captioned Sean Dexter, Individually and On Behalf of All Others Similarly Situated v. ZAIS Financial Corp., et al. (the “Complaint”), was filed in the Circuit Court for the City of Baltimore, Maryland (the “Court”) against the Company, its directors, Sutherland and Sutherland Partners, L.P., alleging that the Company’s board of directors breached their fiduciary duties in certain respects regarding the Sutherland Merger and that the Sutherland parties aided and abetted the alleged breach of fiduciary duties. The Complaint sought various forms of relief, including compensatory damages and preliminary and/or permanent injunctive relief enjoining the consummation of the proposed Sutherland Merger. On August 30, 2016, the plaintiff filed a motion for a preliminary injunction seeking to enjoin the proposed shareholder vote on the proposed issuance of shares in connection with the Sutherland Merger.

The Company and the other named defendants continue to believe that the claims asserted in the Complaint are without merit, and further believe that no supplemental disclosure is required under applicable laws. However, the Company decided to make certain supplemental disclosures related to the Sutherland Merger, and on September 19, 2016, in connection with the filing of these supplemental disclosures, plaintiff Sean Dexter voluntarily withdrew the motion for a preliminary injunction, the Court cancelled the preliminary injunction hearing, and the lawsuit is resolved but for the Court's consideration of plaintiff's motion for an award of attorneys' fees, if any. Due to the limited information available at this stage of the matter, the Company is not able to determine the likelihood of the outcome or estimate an amount of loss or range of losses.

Other

Management is not aware of any other contingencies that would require accrual or disclosure in the condensed consolidated financial statements at September 30, 2016 and December 31, 2015.

Operational Update Relating to Flooding in Louisiana

Throughout the severe flooding that occurred in southern Louisiana in mid-August 2016, GMFS, headquartered in Baton Rouge, LA., remained fully operational.  In particular, GMFS continued to close and sell loans in the ordinary course of business and the production volume was at or above prior quarter levels. GMFS continues to reach out to customers that may have been impacted by the severe flooding. GMFS anticipates that the MSR portfolio may experience higher delinquencies and forbearance while its customers impacted by the flood recover, but does not expect the impact of the flood to have a significant impact on its operations.

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

Total commitments to originate loans are as follows at September 30, 2016 and December 31, 2015:

September 30, 2016	December 31, 2015
$286,616,522	$216,072,457

Leases

GMFS leases office space in Baton Rouge, Louisiana for its corporate headquarters under a non-cancelable operating lease. The lease provides that GMFS pays taxes, maintenance, insurance, and other occupancy expenses applicable to the leased premises and contains three five-year renewal options at pre-determined amounts specified by the original lease agreement. GMFS also leases space in various states for its branch offices and equipment under various short-term rental agreements. GMFS incurred rent expense as follows for the three and nine months ended September 30, 2016 and September 30, 2015:

Three Months Ended		Nine Months Ended
September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
$256,556	$188,811	$752.484	$557,331

Such amounts are included in operating expenses in the Company's condensed consolidated statements of operations.

GMFS sub-leases a portion of its office space and furniture and fixtures contained therein to a related party (see Note 19 – Related Party Transactions).

At September 30, 2016, the future minimum rental payments for the period October 1, 2016 to December 31, 2016 and the five years subsequent to December 31, 2016 and thereafter are as follows:

October 1, 2016 – December 31, 2016	$276,140
2017	$965,433
2018	$755,788
2019	$132,703
2020	$-
Thereafter	$-

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

The Company's deposits with financial institutions may exceed federally insurable limits of $250,000 per institution. The Company mitigates this risk by depositing funds with major financial institutions. At September 30, 2016 and December 31, 2015, a portion of the Company's operating cash was held with two custodians and three other financial institutions. The Company also maintains separate cash accounts with each of its warehouse lenders at September 30, 2016 and December 31, 2015. There is no guarantee that these custodians or other financial institutions will not become insolvent. While there are certain regulations that seek to protect customer property in the event of a failure, insolvency or liquidation of a custodian, there is no certainty that the Company would not incur losses due to its assets being unavailable for a period of time in the event of a failure of a custodian that has custody of the Company's assets. Although management monitors the credit worthiness of its custodians, such losses could be significant and could materially impair the ability of the Company to achieve its investment objective.

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

GMFS sells loans to investors without recourse. As such, the investors have assumed the risk of loss or default by the borrower. However, GMFS is usually required by these investors to make certain standard representations and warranties relating to credit information, loan documentation and collateral. To the extent that such representations are breached, or there are early payment defaults, GMFS may be required to repurchase the loans or indemnify these investors for any losses from borrower defaults. In addition, if loans pay-off within a specified time frame, GMFS may be required to refund a portion of the sales proceeds to the investors.

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

24. Offsetting Assets and Liabilities

The following table presents information about certain liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset in the Company's consolidated balance sheets at September 30, 2016 and December 31, 2015:

			Net Amounts of
			Liabilities
		Gross Amounts	Presented in	Gross Amounts Not Offset in the
	Gross Amounts	Offset in the	the	Consolidated Balance Sheets
	of Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Liabilities	Balance Sheets	Balance Sheets	Instruments	Pledged	Net Amount
September 30, 2016
Warehouse lines of credit	$125,737,022	$—	$125,737,022	$(125,737,022)	$—	$—
Treasury securities repurchase agreements	69,994,283	—	69,994,283	(69,994,283)	—	—
Credit Suisse Loan Repurchase Facility	15,000,000	—	15,000,000	(15,000,000)	—	—
Securities repurchase agreements	68,112,976	—	68,112,976	(66,553,370)	(1,559,606)	—
MBS forward sales contracts	1,222,695	—	1,222,695	—	—	1,222,695
Interest rate swap agreements	1,699,719	—	1,699,719	—	(1,699,719)	—
Total	$281,766,695	$—	$281,766,695	$(277,284,675)	$(3,259,325)	$1,222,695

December 31, 2015
Warehouse lines of credit	$100,768,428	$—	$100,768,428	$(100,768,428)	$—	$—
Loan Repurchase Facilities	296,789,330	—	296,789,330	(296,413,751)	(375,579)	—
Securities repurchase agreements	73,300,159	—	73,300,159	(71,270,578)	(2,029,581)	—
MB forward sales contract	200,204		200,204	—	—	200,204
Interest rate swap agreements	1,009,014	—	1,009,014	—	(1,009,014)	—
Total	$472,067,135	$—	$472,067,135	$(468,452,757)	$(3,414,174)	$200,204

The Company did not have any assets that are subject to master netting arrangements which can potentially be offset in the Company's consolidated balance sheets at September 30, 2016 or December 31, 2015.

25. Segment Information

The Company operates in two operating segments: residential mortgage investments and residential mortgage banking. These operating segments have been identified based on the Company's organizational and management structure. These segments are based on an internally-aligned segment structure, which is how the Company's results are monitored and performance is assessed.

The residential mortgage investments segment includes a portfolio of mortgage loans which were either distressed, re-performing or newly originated at the time of purchase and securities backed by mortgage loans. The residential mortgage investments segment's profit and loss consist primarily of net interest income from whole loans and RMBS, changes in unrealized gains and losses from the valuation of the portfolio and realized gains and losses recognized upon the paydowns of mortgage loans and sales of RMBS.

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

The Company's segment profit and loss information for three and nine months ended September 30, 2016 and September 30, 2015 is as follows:

Three Months Ended September 30, 2016:	Residential Mortgage Investments	Residential Mortgage Banking	Corporate/Other	Total
Interest income	$1,721,249	1,309,231	—	3,030,480
Interest expense	669,862	960,686	1,477,089	3,107,637
Net interest income (expense)	1,051,387	348,545	(1,477,089)	(77,157)
Non-interest income	—	16,838,890	—	16,838,890
Change in unrealized gain or loss	3,718,144	—	—	3,718,144
Realized gain	97,666	—	—	97,666
Gain/(loss) on derivative instruments related to investment portfolio	709,104	—	(492,111)	216,993
Advisory fee – related party	202,197	101,713	418,225	722,135
Salaries, commissions and benefits	—	9,777,593	—	9,777,593
Operating expenses	139,623	2,442,180	782,073	3,363,876
Other Expenses:
Other Expenses	(1,701)	—	708,882	707,181
Depreciation and amortization	—	240,771	—	240,771
Total other expenses	(1,701)	240,771	708,882	947,952
Net income (loss) before income taxes	5,236,182	4,625,178	(3,878,380)	5,982,980
Income tax expense	—	1,799,829	—	1,799,829
Segment net income (loss)	$5,236,182	2,825,349	(3,878,380)	4,183,151

Three Months Ended September 30, 2015:	Residential Mortgage Investments	Residential Mortgage Banking	Corporate/Other	Total
Interest income	$8,664,713	$986,239	$—	$9,650,952
Interest expense	2,687,401	574,977	1,449,476	4,711,854
Net interest income (expense)	5,977,312	411,262	(1,449,476)	4,939,098
Non-interest income	—	8,943,047	—	8,943,047
Change in unrealized gain or loss	(8,093,720)	—	—	(8,093,720)
Realized gain	284,448	—	—	284,448
Gain on derivative instruments related to investment portfolio	(177,670)	—	—	(177,670)
Advisory fee – related party	406,053	138,789	215,224	760,066
Salaries, commissions and benefits	—	7,681,983	—	7,681,983
Operating expenses	64,958	1,921,180	1,475,017	3,461,155
Other Expenses:
Expenses	717,696	—	—	717,696
Depreciation and amortization	—	236,212	—	236,212
Total other expenses	717,696	236,212	—	953,908
Net income/(loss) before income taxes	(3,198,337)	(623,855)	(3,139,717)	(6,961,909)
Income tax expense	—	250,491	—	250,491
Segment net income (loss)	$(3,198,337)	$(373,364)	$(3,139,717)	$(6,711,418)

Nine Months Ended September 30, 2016:	Residential Mortgage Investments	Residential Mortgage Banking	Corporate/Other	Total
Interest income	$13,923,283	2,999,254	—	16,922,537
Interest expense	5,442,545	2,166,145	4,409,949	12,018,639
Net interest income (expense)	8,480,738	833,109	(4,409,949)	4,903,898
Non-interest income	—	33,965,177	—	33,965,177
Change in unrealized gain or loss	(15,606,548)	—	—	(15,606,548)
Realized gain	22,362,296	—	—	22,362,296
(Loss)/gain on derivative instruments	(414,002)	—	24,400	(389,602)
Advisory fee – related party	822,532	303,726	1,136,712	2,262,970
Salaries, commissions and benefits	—	27,249,531	—	27,249,531
Operating expenses	758,442	5,936,376	2,393,840	9,088,658
Other Expenses:
Other Expenses	1,289,093	—	4,696,738	5,985,831
Depreciation and amortization	—	710,103	—	710,103
Total other expenses	1,289,093	710,103	4,696,738	6,695,934
Net income (loss) before income taxes	11,952,417	598,550	(12,612,839)	(61,872)
Income tax expense	—	251,924	—	251,924
Segment net income (loss)	$11,952,417	346,626	(12,612,839)	(313,796)

Nine Months Ended September 30, 2015:	Residential Mortgage Investments	Residential Mortgage Banking	Corporate/Other	Total
Interest income	$26,512,002	$2,387,695	$—	$28,899,697
Interest expense	8,208,669	1,647,268	4,329,143	14,185,080
Net interest income (expense)	18,303,333	740,427	(4,329,143)	14,714,617
Non-interest income	—	35,750,028	—	35,750,028
Change in unrealized gain or loss	(10,036,457)	—	—	(10,036,457)
Realized gain	933,686	—	—	933,686
Gain on derivative instruments	316,697	—	—	316,697
Advisory fee – related party	1,102,342	404,053	681,959	2,188,354
Salaries, commissions and benefits	—	23,171,648	—	23,171,648
Operating expenses	282,916	6,087,395	3,963,648	10,333,959
Other Expenses:
Expenses	2,306,545	64,652	—	2,371,197
Depreciation and amortization	—	694,173	—	694,173
Total other expenses	2,306,545	758,825	—	3,065,370
Net income (loss) before income taxes	5,825,456	6,068,534	(8,974,750)	2,919,240
Income tax expense	—	(2,503,896)	—	(2,503,896)
Segment net income (loss)	$5,825,456	$3,564,638	$(8,974,750)	$415,344

The following table is a reconciliation of the net income of the residential mortgage banking segment to the operations of GMFS:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income/(loss) of the residential mortgage banking segment	$2,825,349	$(373,364)	$346,626	$3,564,638
Add back (deduct) expenses incurred by ZFC:
Honeybee TRS, LLC:
Advisory fee – related party	101,713	138,789	303,726	404,053
Amortization of deferred premiums, production and profitability earn-outs included in salaries, commission and benefits	204,900	161,620	582,900	592,606
Operating expenses (including change in contingent consideration)	561,470	439,589	954,478	1,543,008
Other expenses	197,085	197,085	591,255	655,907
Income tax expense (benefit)	1,799,829	(250,491)	251,924	2,503,896
Net income/(loss) of GMFS	$5,690,346	$313,228	$3,030,909	$9,264,108

Supplemental Disclosures

 Selected segment balance sheet information at September 30, 2016 and December 31, 2015 is as follows:

	Residential Mortgage Investments	Residential Mortgage Banking	Corporate/Other	Total
September 30, 2016
Cash and cash equivalents	$91,189,563	$13,224,386	$80,538,042	$184,951,991
Mortgage loans held for investment, at fair value	39,951,632	—	—	39,951,632
Mortgage loans held for investment, at cost	—	1,674,495	—	1,674,495
Mortgage loans held for sale, at fair value	—	134,333,273	—	134,333,273
Real estate securities, at fair value	84,754,175	—	—	84,754,175
Other Investment Securities, at fair value	13,947,952	—	—	13,947,952
Mortgage servicing rights, at fair value	—	50,182,593	—	50,182,593
Goodwill	—	14,183,537	—	14,183,537
Intangible assets	—	4,289,015	—	4,289,015
Total assets	234,424,090	272,968,052	81,237,982	588,630,124

December 31, 2015
Cash and cash equivalents	$15,082,286	$5,702,068	$9,362	$20,793,716
Mortgage loans held for investment, at fair value	397,678,140	—	—	397,678,140
Mortgage loans held for investment, at cost	—	1,886,642	—	1,886,642
Mortgage loans held for sale, at fair value	—	115,942,230	—	115,942,230
Real estate securities, at fair value	109,339,281	—	—	109,339,281
Other Investment Securities, at fair value	12,804,196	—	—	12,804,196
Mortgage servicing rights, at fair value	—	48,209,016	—	48,209,016
Goodwill	—	14,183,537	—	14,183,537
Intangible assets	—	4,880,270	—	4,880,270
Total assets	542,396,756	232,450,793	291,372	775,138,921

26. Subsequent Events

On October 3, 2016 the Company amended one of its warehouse lines of credit used by its GMFS mortgage banking platform which was due to expire on October 31, 2016 to increase the capacity to $75.0 million and extend the maturity date to September 29, 2017.

Item 1A. Forward-Looking Statements

ZAIS Financial Corp. (the "Company") makes forward-looking statements in this quarterly report on Form 10-Q within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company's control. These forward-looking statements include information about possible or assumed future results of the Company's business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "could," "would," "may," "potential" or the negative of these terms or other comparable terminology, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	the consummation of the strategic combination with Sutherland Asset Management Corporation (“Sutherland”);

•	the Company's investment objectives and business strategy;

•	the Company's ability to obtain future financing arrangements, and to extend existing arrangements in light of the planned combination with Sutherland;

•	the Company's expected leverage;

•	the Company's expected investments;

•	the GMFS, LLC ("GMFS") transaction;

•	the HF2 Financial Management Inc. ("HF2 Financial") transaction;

•	estimates or statements relating to, and the Company's ability to make, future distributions;

•	the Company's ability to compete in the marketplace;

•	the Company's ability to originate or acquire the assets it targets and achieve risk-adjusted returns;

•	the Company's ability to borrow funds at favorable rates;

•	market, industry and economic trends;

•	recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Government National Mortgage Association ("Ginnie Mae") and the U.S. Securities and Exchange Commission ("SEC");

•	mortgage loan modification programs and future legislative actions;

•	the Company's ability to maintain its qualification as a real estate investment trust ("REIT");

•	the Company's ability to maintain its exemption from qualification under the Investment Company Act of 1940, as amended (the "1940 Act");

•	projected capital and operating expenditures;

•	availability of qualified personnel;

•	prepayment rates; and

•	projected default rates.

The Company's beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company or are within its control, including:

•	the factors referenced in the Company's annual report on Form 10-K, including those set forth under Item 1, "Business" and Item 1A, "Risk Factors" therein and the factors described herein under this heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the heading "Quantitative and Qualitative Disclosures about Market Risk";

•	the risk that the Mergers (as defined below) will not be consummated within the expected time period or at all;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Sutherland Merger Agreement (as defined below);

•	the failure to satisfy the conditions to completion of the Mergers (as defined below);

•	risks related to disruption of management's attention from the ongoing business operations due to the proposed Mergers;

•	the effect of the announcement of the proposed Mergers on the Company's operating results and business generally;

•	the outcome of any legal proceedings relating to the Mergers;

•	general volatility of the capital markets;

•	changes in the Company's investment objectives and business strategy;

•	the availability, terms and deployment of capital;

•	the availability of suitable investment opportunities;

•	the Company's dependence on its external advisor, ZAIS REIT Management, LLC (the "Advisor"), and the Company's ability to find a suitable replacement if the Company or the Advisor were to terminate the investment advisory agreement the Company has entered into with the Advisor;

•	changes in the Company's assets, interest rates or the general economy;

•	increased rates of default and/or decreased recovery rates on the Company's investments;

•	changes in interest rates, interest rate spreads, the yield curve or prepayment rates; changes in prepayments of the Company's assets;

•	limitations on the Company's business as a result of its qualification as a REIT; and

•	the degree and nature of the Company's competition, including competition for residential mortgage-backed securities ("RMBS"), loans or its other target assets.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and accompanying Notes included in Item 1, "Financial Statements," of this quarterly report on Form 10-Q and with Items 6, 7, 8, and 9A of the Company's annual report on Form 10-K. See "Forward-Looking Statements" in this quarterly report on Form 10-Q and in the Company's annual report on Form 10-K and "Critical Accounting Policies and Use of Estimates" in the Company's annual report on Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this quarterly report on Form 10-Q.

Overview

Recent Developments

Sutherland Merger Agreement

As discussed below under “Definitive Merger Agreement”, the Company entered into a definitive merger agreement on April 6, 2016, as amended on May 9, 2016 and August 4, 2016 (the “Sutherland Merger Agreement”) pursuant to which the Company will combine with Sutherland Asset Management Corp. (“Sutherland”), a privately held commercial mortgage REIT, in the transactions described in the Sutherland Merger Agreement (the “Mergers”).

On September 12, 2016 the Company and Sutherland announced the final exchange ratio in accordance with the terms of the Sutherland Merger Agreement. If the Mergers and the other transactions contemplated by the Sutherland Merger Agreement are completed, Sutherland’s common stockholders will receive 0.8356 newly issued shares of the combined company’s common stock for each share of Sutherland common stock held immediately prior to the effective time of the merger, and holders of operating partnership units of Sutherland Partners L.P. (“Sutherland Operating Partnership”) will receive 0.8356 operating partnership units in the surviving partnership for each limited partnership interest held immediately prior to the effective time of the merger

On September 27, 2016, the Company and Sutherland announced that they had each received the necessary stockholder approvals to complete the Mergers. At separate special meetings of the stockholders of the Company and Sutherland, the Company’s stockholders voted in favor of the proposal to issue shares to Sutherland stockholders in connection with the merger, and the Sutherland stockholders voted in favor of the proposal to approve the Mergers of Sutherland with and into a wholly-owned subsidiary of the Company. Assuming all conditions to closing the Mergers have been satisfied, the Mergers are expected to close on or after October 31, 2016.

Additionally, on September 27, 2016, the Company commenced a tender offer to purchase up to 4,185,497 shares of the Company’s common stock, par value $0.0001, at a price of $15.37 per share (the “Tender Offer”). The tender offer price is equal to 95% of a further adjusted per share value, which is calculated by reducing the Company’s adjusted book value by the Company’s pro-rata share of (i) the $8,000,000 contractual termination payment to the Advisor, (ii) $4,064,000 related to the remaining recorded value of intangible assets relating to GMFS, and (iii) $297,400 of expenses and reserves associated with certain litigation relating to the Mergers, with such price per share rounded to the nearest whole cent. The Company’s pro rata share of these amounts was determined by multiplying the sum of the items in (i)-(iii) above, by the quotient obtained by dividing the number of issued and outstanding shares of Company common stock (without regard for the effects of the Tender Offer), calculated on a fully diluted basis, by the sum of the number of issued and outstanding shares of Company common stock (without regard for the effects of the Tender Offer), plus the number of shares of Company common stock expected to be issued in the Sutherland Merger, both calculated on a fully diluted basis. The Tender Offer period will expire at 12:00 midnight, Eastern Time, at the end of October 25, 2016 (the “Tender Offer Expiration Date”).

The decision to enter into the Sutherland Merger Agreement resulted from a strategic review of the Company which began during the fourth quarter of 2015. As a result of that review, in order to reduce market risk in its investment portfolio, prior to entering into the Sutherland Merger Agreement, the Company had begun the process of selling its seasoned, re-performing mortgage loans from its residential mortgage investments segment. The Sutherland Merger Agreement required the Company to complete the sale of its seasoned, re-performing mortgage loans as a condition to closing of the Mergers. On May 26, 2016, the Company entered into a contract providing for and completed the sale of its seasoned, re-performing mortgage loans, including real estate owned (“REO”), with an unpaid principal balance of $430.7 million to Citigroup Global Markets Realty Corporation (“CGMRC”) for $362.0 million. The unpaid principal balance included $27.0 million of non-interest bearing unpaid principal balance which had a carrying value of zero in the Company’s consolidated balance sheets at March 31, 2016 and December 31, 2015. Certain of these loans were originally purchased by a subsidiary of the Company from CGMRC. The net proceeds from the sale were $94.6 million after the repayment of the outstanding balance of its master repurchase agreement dated May 30, 2013 with Citibank N.A. (the “Citi Loan Repurchase Facility”), which was used to finance the purchase of such loans and was terminated in connection with such sale. The sale of these loans has resulted in a reduction of the Company’s investment income.

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

Class Action Lawsuit

On August 24, 2016, a putative class action lawsuit, captioned Sean Dexter, Individually and On Behalf of All Others Similarly Situated v. ZAIS Financial Corp., et al. (the “Complaint”), was filed in the Circuit Court for the City of Baltimore, Maryland (the “Court”) against the Company, its directors, Sutherland and Sutherland Partners, L.P., alleging that the Company’s board of directors breached their fiduciary duties in certain respects regarding the Mergers and that the Sutherland parties aided and abetted the alleged breach of fiduciary duties. The Complaint sought various forms of relief, including compensatory damages and preliminary and/or permanent injunctive relief enjoining the consummation of the proposed Mergers. On August 30, 2016, the plaintiff filed a motion for a preliminary injunction seeking to enjoin the proposed shareholder vote on the proposed issuance of shares in connection with the Mergers.

The Company and the other named defendants continue to believe that the claims asserted in the Complaint are without merit, and further believe that no supplemental disclosure is required under applicable laws. However, the Company decided to make certain supplemental disclosures related to the Mergers, and on September 19, 2016, in connection with the filing of these supplemental disclosures, plaintiff Sean Dexter voluntarily withdrew the motion for a preliminary injunction, the Court cancelled the preliminary injunction hearing, and the lawsuit is resolved but for the Court's consideration of plaintiff's motion for an award of attorneys' fees, if any. Due to the limited information available at this stage of the matter, the Company is not able to determine the likelihood of the outcome or estimate an amount of loss or range of losses.

Operational Update Relating to Flooding in Louisiana

Throughout the severe flooding that occurred in southern Louisiana in mid-August 2016, GMFS, headquartered in Baton Rouge, LA., remained fully operational.  In particular, GMFS continued to close and sell loans in the ordinary course of business and the production volume was at or above prior quarter levels. GMFS continues to reach out to customers that may have been impacted by the severe flooding. GMFS anticipates that the MSR portfolio may experience higher delinquencies and forbearance while its customers impacted by the flood recover, but does not expect the impact of the flood to have a significant impact on its operations this year.

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

The Company was incorporated in Maryland on May 24, 2011 and has elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2011. The Company is organized in a format pursuant to which it serves as the general partner of, and conducts substantially all of its business through ZAIS Financial Partners, L.P. (the “Company Operating Partnership” or the “Operating Partnership”). The Company is externally managed by the Advisor, a subsidiary of ZAIS Group LLC (“ZAIS”), and has no employees other than those employed by GMFS, its wholly-owned subsidiary. GMFS had 260 employees at September 30, 2016. The Company also expects to operate its business so that it is not required to register as an investment company under the 1940 Act.

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

Definitive Merger Agreement

As described in greater detail in the Company’s current reports on Form 8-K filed on April 7, 2016 and on May 9, 2016, the Company entered into the Sutherland Merger Agreement pursuant to which the Company will combine with Sutherland, a privately held commercial mortgage REIT. In the transactions described in the Sutherland Merger Agreement, the Company’s stockholders will continue to be stockholders of the surviving corporation and will be eligible to receive cash of up to $64.3 million in the Tender Offer. Pursuant to the terms of the Sutherland Merger Agreement, Sutherland stockholders will receive 0.8356 shares of the Company’s common stock, and holders of Sutherland operating partnership units will receive 0.8356 operating partnership units in the Company Operating Partnership, which will be the surviving operating partnership. Following the Mergers, the combined entity will be renamed Sutherland Asset Management Corporation, and its shares will continue to be listed on the New York Stock Exchange (“NYSE”) under the symbol SLD. Following the Mergers, the Company will be externally managed by Waterfall Asset Management, LLC (“Waterfall”), Sutherland’s current external manager. Upon the effective time of the Mergers, the Company’s board of directors will increase the number of directors to six members, which will consist of the current directors of Sutherland and one of the Company’s current directors. The resignations of the Company’s other directors will become effective at closing. For additional details related to the Mergers, including the closing conditions, please refer to the Company’s Forms 8-K filed with the SEC on April 7, 2016 and on May 9, 2016 and "Item 13. Certain Relationships and Related Transactions and Director Independence—Conflicts of Interest and Related Party Transactions—Sutherland Management Agreement" in the Company’s report on Form 10-K/A filed on April 29, 2016.

The Sutherland Merger Agreement has been approved by both the stockholders and board of directors of the Company and Sutherland. The completion of the Mergers is subject to the satisfaction of certain conditions, as described above, including the commencement and completion or withdrawal of the Tender Offer, the delivery of certain customary documents and consents, the representations and warranties of the parties being true and correct, subject to the materiality standards contained in the Sutherland Merger Agreement, and the absence of a material adverse effect with respect to either Sutherland or the Company.

On April 6, 2016, the Company, the Company Operating Partnership, the Advisor, Sutherland and certain subsidiaries of the Company entered into a termination agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, effective upon the closing of the Mergers, the existing advisory agreement between the Company, the Advisor, the Company Operating Partnership and the Company’s subsidiaries would be terminated and the Company would pay the Advisor a termination fee in the amount of $8,000,000. In the event that the Sutherland Merger Agreement is terminated prior to the consummation of the Mergers, the Termination Agreement will automatically terminate and be of no further effect. Such amount will be recognized by the Company upon termination of the agreement.

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

Acquisition of GMFS

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

GMFS is an approved Fannie Mae Seller-Servicer, Freddie Mac Seller-Servicer, Ginnie Mae issuer, Department of Housing and Urban Development / Federal Housing Administration (“FHA”) Mortgagee, U.S. Department of Agriculture (“USDA”) approved originator and U.S. Department of Veterans Affairs (“VA”) Lender. GMFS currently originates loans that are eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, VA and USDA through retail, correspondent and broker channels. GMFS also originates and sells reverse mortgage loans as part of its existing operations. GMFS, headquartered in Baton Rouge, LA, has various branch locations which are located primarily throughout the southeastern United States.

The final purchase price was approximately $61.2 million, net of approximately $1.7 million received from an escrow account pursuant to the GMFS Merger Agreement, based on the final reconciliation of GMFS's net tangible assets. The net tangible assets at closing were comprised of the estimated fair value of GMFS's MSR portfolio, the estimated value of GMFS's net tangible assets and a purchase price premium. In addition to cash paid at closing, two contingent $1 million deferred premium payments are payable in cash over two years, plus potential additional consideration based on future loan production and profits are payable over a four-year period if certain conditions are met (the “Production and Profitability Earn-Out”). The $2 million of deferred premium payments is contingent on GMFS remaining profitable and retaining certain key employees. The Production and Profitability Earn-Out is dependent on GMFS achieving certain profitability and loan production goals and is capped at $20 million. Up to 50% of the Production and Profitability Earn-Out may be paid in common stock of the Company, at the Company's option. The estimated present value of the total contingent consideration at October 31, 2014 was $11.4 million based on the future production and earnings projections of GMFS over the four-year earn-out period (at September 30, 2016 the contingent consideration liability was $12.2 million; the Company has delayed the first year installment payment of the contingent consideration, pursuant to the indemnification provisions in the GMFS Merger Agreement). The Company funded the closing cash payment through a combination of available cash and the sale of a portion of its non-Agency RMBS portfolio. As discussed above, pursuant to the GMFS Merger Agreement, based on the final reconciliation of the October 31, 2014 values, the Company received approximately $1.7 million in June 2015 from an escrow account established at the time of the closing. The Company recorded a reduction to goodwill in the consolidated balance sheets that included this amount, along with other final closing adjustments. Additionally, in 2016 and 2015, the goodwill and other intangible assets were measured for impairment. The Company determined that it is more likely than not that the carrying amount of these assets are recoverable and therefore, the Company did not recognize any impairment of these assets under accounting principles generally accepted in the United States (“U.S. GAAP”).

Segments

The Company operates in two business segments: residential mortgage investments and residential mortgage banking. These operating segments have been identified based on the Company's organizational and management structure. These segments are based on an internally-aligned segment structure, which is how the Company's results are monitored and performance is assessed.

The residential mortgage investments segment includes a portfolio of mortgage loans which were newly originated at the time of purchase and RMBS assets. The residential mortgage banking segment includes the operations of GMFS, which originates mortgage loans for subsequent sale as either servicing retained or released, and expenses incurred by Honeybee TRS.

At September 30, 2016, the Company held a diversified portfolio of residential mortgage loans, RMBS and MSRs with an aggregate fair value of $309.2 million, comprised of the following:

Residential Mortgage Investments

•	Loans that were newly originated at the time of purchase with a fair value of $40.0 million;

•	RMBS assets with a fair value of $84.8 million, consisting primarily of senior tranches of non-Agency RMBS that were originally highly rated but subsequently downgraded and,

Residential Mortgage Banking

•	Mortgage loans originated by the GMFS mortgage banking platform and held for sale with a fair value of $134.3 million; and

•	MSRs with a fair value of $50.2 million.

The borrowings the Company used to fund the purchase of its portfolio held for investment totaled $140.5 million at September 30, 2016, under: (i) a master repurchase facility with Credit Suisse First Boston Mortgage Capital LLC (the "Credit Suisse Loan Repurchase Facility", and together with the Citi Loan Repurchase Facility, the "Loan Repurchase Facilities") to fund its newly originated loan portfolio, (ii) master securities repurchase agreements with four counterparties and (iii) the 8.0% Exchangeable Senior Notes due 2016 (the "Exchangeable Senior Notes"). Additionally, the borrowings the Company used to fund the origination of its mortgage loans held for sale portfolio totaled $125.7 million at September 30, 2016 under warehouse lines of credit and repurchase agreements with four lenders with an aggregate borrowing capacity of $200.0 million. On May 26, 2016, in connection with the sale of the Company's seasoned, re-performing mortgage loans, including REO, the Company terminated the Citi Loan Repurchase Facility which was used to finance the purchase of such loans.

Factors Impacting Operating Results

The Company’s operating results for the three months ended September 30, 2016 were impacted by the following factors:

•	a decrease in net interest margin in the residential mortgage investment portfolio primarily due to the sale of the seasoned and re-performing mortgage loan portfolio on May 26, 2016;

•	an increase in other gains as a result of changes in both unrealized and realized gains and losses related to the residential mortgage investments due to the sale of the seasoned and re-performing mortgage loans and changes in interest rates on the RMBS portfolio;

•	an increase in non-interest income (net of related salaries, commissions and benefits) related to the residential mortgage banking segment.

See the sections titled “Selected Financial Highlights”, “Non-U.S. GAAP Financial Measures” and “Financial Overview” below for a more detailed discussion of these other factors.

The overall market sentiment remained stable in the third quarter. The non-Agency RMBS asset sector participated in the third quarter rebound on tightening credit spreads and stable to improved underlying credit metrics over the quarter and also benefited from a decline in the yield for the 10 year treasury. Key credit metrics including roll rates, credit losses and recoveries were all stable in the third quarter. The non-Agency RMBS assets generally ended the quarter with positive returns. Additionally, the spreads on the 10 year Treasury and TBA’s tightened during the quarter which led to the Company experiencing a modest gain on its residential mortgage investments during the same period.

 The Company expects that the results of its operations will also be affected by a number of other factors, including the level of its net interest income, the fair value of its assets and the supply of, and demand for, the target assets in which it may invest. The Company's net interest income, which includes the amortization of purchase premiums and accretion of purchase discounts, varies, primarily as a result of changes in market interest rates and prepayment speeds, as measured by Constant Prepayment Rates (“CPR”) on the Company's target assets. Interest rates and prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. The Company's operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans are held directly by the Company or included in its non-Agency RMBS or “Other Investment Securities”, which consisted of Fannie Mae Risk Transfer Notes (“FMSA Notes”) and Freddie Mac Structured Agency Credit Risk Notes (“FMRT Notes”) or in other assets it may originate or acquire.

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

Conversely, decreases in interest rates, in general, may, over time, cause: (i) prepayments on the Company's residential mortgage investments and RMBS to increase, thereby accelerating the amortization of its purchase premiums and the accretion of its purchase discounts; (ii) the interest expense associated with its borrowings to decrease; (iii) the value of its fixed-rate portfolio to increase; (iv) the value of its interest rate swap agreements to decrease; (v) coupons on its ARMs and hybrid ARMs held for investment (including RMBS secured by such collateral) and other floating rate securities to reset, although on a delayed basis, to lower interest rates; (vi) an increase in the Company's mortgage banking origination volume and operating activities; and (vii) the value of its MSRs to decrease. At September 30, 2016, 21.4% of the Company's performing mortgage loans held for investment, as measured by fair value, consisted of mortgage loans with a variable interest rate component, including ARMs and hybrid ARMs. At September 30, 2016, 37.1% of the Company's RMBS assets, as measured by fair value, consisted of RMBS assets with a variable interest rate component, including ARMs and hybrid ARMs. Additionally, at September 30, 2016, 100.0% of the Company's Other Investment Securities, as measured by fair value, consisted of the FMSA Notes and FMRT Notes with a variable interest rate component.

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

Critical Accounting Policies and Use of Estimates

See "Notes to Condensed Consolidated Financial Statements, Note 2 - Summary of Significant Accounting Policies " included in Part I, Item 1 - "Financial Statements" included in this quarterly report on Form 10-Q and "Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Polices" included in Part II, Item 8 – "Financial Statements and Supplementary Data" in the Company's report on Form 10-K for the year ended December 31, 2015 for the Company's Critical Accounting Policies.

Selected Financial Highlights

A summary of the Company's results for the three months and nine months ended September 30, 2016 and September 30, 2015 is below:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
U.S. GAAP net income/(loss)	$4.2 million	$(6.7) million	$(0.3) million	$0.4 million
U.S. GAAP net income/(loss) per diluted weighted average share outstanding	$0.46	$(0.76)	$—	$0.05
Core Earnings	$(0.03) million	$4.8 million	$(0.7) million	$12.8 million
Core Earnings per diluted weighted average share outstanding	$—	$0.54	$(0.08)	$1.44

	September 30, 2016		December 31, 2015
Book value per share of common stock and OP Unit, at end of period/year	$18.73		$19.98
Leverage ratio, at end of period/year	2.02	x	2.97	x

Financial Overview

Three Months Ended September 30, 2016 and September 30, 2015

The Company reported U.S. GAAP net income for the three months ended September 30, 2016 of $4.2 million or $0.46 per diluted weighted average share outstanding, compared with net loss of $6.7 million or $0.76 per diluted weighted average share outstanding for the same period in 2015.

The change was primarily due to tightening credit spreads and lower interest rates which led to gains in the residential mortgage investment segment and increased production and decreases in the value of the MSRs in the mortgage banking segment. In addition, the sale of the seasoned, re-performing loans impacted the net interest margin. Specifically, the changes were:

•	an increase of $12.0 million in other gains/(losses) from a loss of $8.0 in the third quarter of 2015, to a gain of $4.0 million in the current year as a result of the sale of the seasoned, re-performing mortgage loans which experienced an unrealized loss of $5.6 million in the prior year quarter, with no comparable results in the current year, and tightening credit spreads and a decline in interest rates on the RMBS portfolio which accounted for a $5.2 million increase; and

•	an increase in non-interest income in the mortgage banking segment (net of increases in the related salaries, commissions and benefits directly related to this income) of $5.8 million primarily due to an increase in income from loan originations and servicing of $3.2 million; offset by an increase in related salaries, commissions and benefits of $2.1 million due to an increase in production volume and a new GMFS branch in Plano, Texas, and a reduction in the fair value of the MSR portfolio that was $4.7 million lower than the prior year quarter.

offset by:

•	a decrease in the net interest margin of $4.9 million in the residential mortgage investment portfolio, primarily due to the sale of the seasoned, re-performing mortgage loan portfolio on May 26, 2016;

•	an increase in income tax expense of $2.1 million relating to the residential mortgage banking segment

Nine Months Ended September 30, 2016 and September 30, 2015

The Company reported U.S. GAAP net loss for the nine months ended September 30, 2016 of $0.3 million or $0.00 per diluted weighted average share outstanding, compared with net income of $0.4 million or $0.05 per diluted weighted average share outstanding for the same period in 2015.

The change was primarily due to:

•	a decrease in net interest margin of $7.1 million in the residential mortgage investment portfolio, primarily due to the sale of the seasoned, re-performing mortgage loan portfolio on May 26, 2016;

•	a decrease in net interest margin of $2.6 million related to the RMBS and Other Investment Securities portfolio primarily due to a reduction in the unpaid principle balances resulting from scheduled principal payments and sales of RMBS with an unpaid principal balance of $23.3 million during the twelve months ended September 30, 2016;

•	an increase in other expenses of $3.6 million primarily due to transaction costs related to the pending Mergers; and

•	a decrease in non-interest income in the mortgage banking segment (net of increases in salaries, commissions and benefits directly related to this income) of $5.9 million, while there was an increase in income from loan origination and servicing of $8.0 million; offset by an increase in related salaries, commissions and benefits of $4.1 million due to an increase in production volume and a new GMFS branch in Plano, Texas, and a reduction of the fair value of the MSR portfolio that was $9.8 million more than the prior year quarter.

offset by:

•	an increase in other gains of $15.2 million primarily as a result of changes in both unrealized and realized gains and losses related to the residential mortgage investments due to the sale of the seasoned, re-performing mortgage loan portfolio and changes in interest rates on the RMBS portfolio;

•	a decrease in operating expenses of $1.2 million primarily due to a reduction in certain professional fees and other operating expenses; and

•	a decrease in income tax expense of $2.3 million relating to the mortgage banking segment.

GMFS

Highlights of the GMFS operating activity (which is included in the Company’s residential mortgage banking segment) for the three months ended September 30, 2016 are as follows:

		Increase from the Quarter Ended June 30, 2016	Increase from the Quarter Ended September 30, 2015
Mortgage originations (1)
Unpaid principal balance:	$625.8 million	11.8%	28.9%
Percentage of originations:
Purchases	65.0%
Refinancing	35.0%

Interest rate locks entered into	$762.4 million	(1.2)%	34.8%

Mortgage loans sold (1)
Unpaid principal balance:	$605.5 million	13.0%	21.9%
Percentage of unpaid principal balance:
Fannie Mae or Freddie Mac securitizations	68.7%
Ginnie Mae securitizations	23.5%
Other investors	7.8%

Core Earnings (2)	$4.5 million
Other (primarily the change in the fair value of the MSR portfolio due to changes in values of market related inputs or assumptions used in a valuation model)	1.2 million
Income before income taxes of GMFS – non-U.S. GAAP (3)	$5.7 million

(1)	Excludes reverse mortgages and was obtained from GMFS loan origination system.
(2)	See definition of Core Earnings in the “Non-U.S. GAAP Financial Measures” section included in this quarterly report on Form 10-Q.
(3)	Income before income taxes is a non-U.S. GAAP measure. This excludes operating and other expenses and income taxes incurred in the residential mortgage banking segment by ZFC Honeybee TRS, LLC, the parent company of GMFS. The Company believes that providing investors with income before income taxes for the GMFS operations in addition to the related U.S. GAAP measures, gives investors greater transparency to the information used by management in its financial and operational decision-making.

The following table is a reconciliation of the net income of the Company’s residential mortgage banking segment reported in accordance with U.S. GAAP to the income before income taxes of GMFS-non-U.S. GAAP for the three months ended September 30, 2016:

(dollars in millions)
Net income of the Company’s residential mortgage banking segment – U.S. GAAP	$2.8
Add back expenses incurred by the ZFC Honeybee TRS, LLC:
Advisory fee – related party	0.1
Amortization of deferred premiums, production and profitability earn-outs included in salaries, commission and benefits	0.2
Operating expenses (including change in contingent consideration)	0.6
Other expenses	0.2
Income tax expense	1.8
Income before income taxes of GMFS – non-U.S. GAAP(1)	$5.7

(1)	Income before income taxes is a non-U.S. GAAP measure. This excludes operating and other expenses and income taxes incurred in the residential mortgage banking segment by ZFC Honeybee TRS, LLC, the parent company of GMFS. The Company believes that providing investors with income before income taxes for the GMFS operations in addition to the related U.S. GAAP measures, gives investors greater transparency to the information used by management in its financial and operational decision-making.

Highlights of the GMFS MSRs at September 30, 2016 are as follows:

MSRs
Unpaid principal balance	$5.1 billion
Fair market value	$50.2 million
Percentage of unpaid principal balance serviced:
Fannie Mae or Freddie Mac securitizations	66.4%
Ginnie Mae securitizations	33.6%

Weighted average gross coupon	3.9%

Non-U.S. GAAP Financial Measures

The Company believes that providing investors with Core Earnings, a non-U.S. GAAP financial measure, in addition to the related U.S. GAAP measures, gives investors greater transparency to the information used by management in its financial and operational decision-making. The Company defines Core Earnings as net interest income, plus non-interest income from its mortgage banking platform (excluding the after tax change in fair value of MSRs resulting from changes in values of market related inputs or assumptions used in a valuation model) less total operating expenses (excluding the after tax effect of depreciation and amortization, changes in contingent consideration, amortization of deferred premiums, production and profitability earn-outs and certain non-recurring adjustments) plus/(less) the income tax benefit(expense) related to the Company's taxable REIT subsidiaries using the applicable effective tax rate for the period. The Company's mortgage banking platform is primarily comprised of income related to originating, selling, and servicing mortgage loans.

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

The following table reconciles net income / (loss) computed in accordance with U.S. GAAP to Core Earnings for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(dollars in thousands, except per share data)
Net income / (loss) – U.S. GAAP	$4,183	$(6,711)	$(314)	$415
Recurring adjustments for non-core earnings:
Change in unrealized gain or loss on mortgage loans held for investment and held for sale previously held for investment	72	5,651	20,034	5,604
Change in unrealized gain or loss on real estate securities	(3,127)	2,120	(2,463)	4,263
Change in unrealized gain or loss on Other Investment Securities	(673)	421	(1,036)	276
Change in unrealized gain or loss on real estate owned	—	(98)	(929)	(106)
Change in unrealized gain or loss on treasury securities	10	—	1	—
Realized (gain) on mortgage loans held for investment and held for sale previously held for investment	(50)	(501)	(22,905)	(1,118)
Realized (gain)loss on real estate securities	—	57	725	(19)
Realized loss on Other Investment Securities	—	—	—	39
Realized (gain) loss on real estate owned	—	160	(109)	163
Realized (gain) on treasury securities	(48)	—	(73)	—
(Gain)/loss on derivative instruments related to investment portfolio	(217)	178	390	(317)
Change in fair value of MSRs resulting from changes in valuation inputs or assumptions used in a valuation model, net of tax	(735)	3,097	4,934	2,102
Change in contingent consideration, net of tax	324	196	461	696
Amortization of deferred premiums, production and profitability earn-outs, net of tax	125	95	290	349
Depreciation and amortization, net of tax	147	139	353	409
(Income) / loss allocated to non-controlling interests	(44)	(32)	(98)	16
Core Earnings – non-U.S. GAAP	$(33)	$4,772	$(739)	$12,772
Core Earnings – per diluted weighted average share outstanding – non-U.S. GAAP	$—	$0.54	$(0.08)	$1.44

Core Earnings was $(0.03) million for the three months ended September 30, 2016 compared to $4.8 million for the three months ended September 30, 2015. The decrease in Core Earnings was primarily due to a decrease in net interest margin in the residential mortgage investment portfolio of $4.9 million primarily due to the sale of the seasoned, re-performing mortgage loan portfolio on May 26, 2016; and

Core Earnings was $(0.7) million for the nine months ended September 30, 2016 compared to $12.8 million for the nine months ended September 30, 2015. The decrease in Core Earnings was primarily due to:

•	a decrease in net interest margin in the residential mortgage investment portfolio of $7.1 million primarily due to the sale of the seasoned, re-performing mortgage loan portfolio on May 26, 2016;

•	a decrease in net interest margin of $2.6 million related to the RMBS and Other Investment Securities portfolio primarily due to a reduction in the unpaid principle balances resulting from scheduled principal payments and sales of RMBS with an unpaid principal balance of $23.3 million during the twelve months ended September 30, 2016;

•	an increase in other expenses of $3.6 million primarily due to transaction costs related to the pending Mergers, and

•	a decrease of $0.9 million relating to the Company’s residential mortgage banking segment primarily due to an increase in income from loan originations and servicing of $8.0 million, offset by an increase in MSR payoffs of $3.4 million, an increase in salaries, commissions and benefits of $4.1 million and an increase in income tax expense $1.4 million.

offset by:

•	a reduction in operating expenses of $1.0 million primarily due to a reduction in certain professional fees and other operating expenses.

The change in the Company’s book value from June 30, 2016 to September 30, 2016 was as follows:

	Segment
	Residential Mortgage Loan Investments	Residential Mortgage Banking	Corporate	Consolidated	Book Value Per Share and OP Unit
	(dollars in thousands, except per share amounts)
Book value – June 30, 2016	$66,809	$68,469	$30,886	$166,164
Less: Non-controlling interest in GMFS	—	(92)	—	(92)
ZFC Common stockholders and OP Unit holders	66,809	68,377	30,886	166,072	$18.66

Net interest income/ (expense)	1,051	348	(1,477)	(78)
Non-interest income	—	16,839	—	16,839

Change in unrealized gain or loss	3,718	—	—	3,718
Realized gain/(loss)	98	—	—	98
(Loss)/gain on derivative instruments	709	—	(492)	217

Expenses:
Advisory fees – related party	202	102	418	722
Salaries, commissions and benefits	—	9,778	—	9,778
Operating expenses	140	2,442	782	3,364
Other expenses	(2)	241	709	948

Net income (loss) before income taxes	5,236	4,624	(3,878)	5,982
Income tax expense	—	1,800	—	1,800
Net income	5,236	2,824	(3,878)	4,182
Income allocated to non-controlling interest in GMFS	—	44	—	44
Net income allocated to ZFC common stockholders and OP Unit holders	5,236	2,780	(3,878)	4,138	0.47
Dividends and distributions	—	—	(3,559)	(3,559)	(.40)
Cash transfers between segments, net of changes in intercompany balances	7,576	(761)	(6,815)	—
Book value – September 30, 2016	$79,621	$70,396	$16,634	$166,651	$18.73

Investment activity during the three and nine months ended September 30, 2016 and September 30, 2015

Mortgage Loans Held for Investment, at Fair Value and Held for Sale Previously Held for Investment, at Fair Value

These mortgage loans consist of (i) loans which were distressed and re-performing and showed evidence of credit deterioration at the time of purchase and (ii) newly originated at the time of purchase.

Distressed and re-performing loans at the time of purchase

The Company did not acquire any mortgage loans held for investment which showed evidence of credit deterioration at the time of purchase during the three and nine months ended September 30, 2016 or September 30, 2015.

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

The Company used $267.2 million of the proceeds from the sale to repay the outstanding balance under the Citi Loan Repurchase Facility, which was used to finance the purchase of such loans.

The following tables present additional information about the sale of the Company’s mortgage loans held for sale previously held for investment and REO which occurred on May 26, 2016:

Proceeds from sale:	(dollars in thousands)
Unpaid principal balance and accrued interest	$361,081
Servicing advances	747
Total – proceeds from sale	361,828

Payoff Citi Loan Repurchase Facility	(267,192)
Net proceeds from sale	$94,636

Net gain on sale:	Mortgage loans held for sale previously held for investment	REO	Total
	(dollars in thousands)
Realized gain (loss) on sale, based on amortized cost	$22,203	$107	$22,310
Reversal of previously recognized change in unrealized gain or loss	(22,788)	996	(21,793)
Net (loss) gain on sale	$(585)	$1,103	$517

The Company did not sell any mortgage loans held for investment during the three or nine months ended September 30, 2015.

The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded the following as change in unrealized gain or loss on mortgage loans held for investment and held for sale previously held for investment in the condensed consolidated statements of operations:

Three Months Ended		Nine Months Ended
September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
(dollars in thousands)
$—	$(5,753)	$(20,641)	$(5,633)

Newly originated loans at the time of purchase

During the three and nine months ended September 30, 2016, the Company's acquisition of mortgage loans held for investment, which were newly originated at the time of purchase and sourced through its loan purchase program was as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(dollars in thousands)
Aggregate Unpaid Principal Balance	$—	$23,942
Loan Repurchase Facilities Used	$—	$21,290

The Company did not sell any mortgage loans held for investment which were newly originated at the time of purchase during the three and nine months ended September 30, 2016.

The following table sets forth certain information regarding the Company's mortgage loans held for investment at September 30, 2016 which were newly originated at the time of purchase and sourced through its loan purchase program:

September 30, 2016

	Unpaid			Gross Unrealized (1)			Weighted Average
	Principal Balance	Premium	Amortized Cost	Gains	Losses	Fair Value	Coupon	Unleveraged Yield
	(dollars in thousands)

Performing
Fixed	$30,415	$510	$30,925	$512	$(16)	$31,421	4.84%	4.57%
ARM	8,361	119	8,480	56	(6)	8,530	4.45	4.86%
Total	$38,776	$629	$39,405	$568	$(22)	$39,951	4.75%	4.56%

(1)	The Company has elected the fair value option pursuant to ASC 825 for these mortgage loans held for investment. The Company recorded the following as change in unrealized gain or loss on mortgage loans held for investment and held for sale previously held for investment in the condensed consolidated statements of operations:

Three Months Ended		Nine Months Ended
September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
(dollars in thousands)
$(72)	$102	$606	$29

Mortgage Loans Held for Sale, at Fair Value

The Company’s mortgage loans held for sale, at fair value consists of loans originated by its residential mortgage banking platform.

For the three and nine months ended September 30, 2016, the Company's mortgage loans held for sale activity was as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(dollars in thousands)
Balance at beginning of period	$113,869	$115,942
Originations and repurchases	630,069	1,632,229
Proceeds from sales and principal payments	(631,896)	(1,674,425)
Gain on sale, net	22,291	60,587
Balance at end of period	$134,333	$134,333

Gain on sale, net, includes (i) gains and losses from the sale of mortgage loans held for sale and are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale and (ii) the unrealized gains and losses associated with the mortgage loans held for sale.

The following table sets forth certain information regarding the Company’s mortgage loans held for sale at September 30, 2016:

	Unpaid Principal Balance	Fair Value
	(dollars in thousands)
Conventional	$80,091	$82,146
Governmental	19,297	21,760
United States Department of Agriculture loans	20,189	21,408
United States Department of Veteran Affairs loans	7,701	8,456
Reverse mortgages	491	563
Total – Mortgage loans held for sale	$127,769	$134,333

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

Other Investment Securities consist of the FMRT Notes and the FMSA Notes at September 30, 2016.

During the three and nine months ended September 30, 2016, there were no purchases of RMBS or Other Investment Securities and there were no sales of Other Investment Securities. The Company did not sell any non-Agency RMBS during the three months ended September 30, 2016. During the nine months ended September 30, 2016, the Company sold non-Agency RMBS with a principal balance of $19.4 million.

The following tables present certain information regarding the Company's non-Agency RMBS and Other Investment Securities at September 30, 2016:

	Principal or			Gross Unrealized (2)			Weighted Average
	Notional Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Unleveraged Yield
	(dollars in thousands)
Real estate securities
Non-Agency RMBS:
Alternative – A	$53,343	$(28,651)	$24,692	$843	$(893)	$24,642	2.05%	5.29%
Pay option adjustable rate	33,131	(5,338)	27,793	85	(1,717)	26,161	1.27	4.12
Prime	30,190	(3,769)	26,421	734	(226)	26,929	3.82	5.53
Subprime	10,225	(3,657)	6,568	546	(92)	7,022	0.68	6.60
Total non-Agency RMBS	$126,889	$(41,415)	$85,474	$2,208	$(2,928)	$84,754	2.16%	5.09%
Other Investment Securities (1)	$13,388	$85	$13,473	$519	$(44)	$13,948	5.05%	5.90%

At September 30, 2016, Alternative-A non-Agency RMBS includes an IO with a notional balance of $24.5 million, respectively.

(1)	See “Notes to Condensed Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies - Other Investment Securities” included in Part I, Item 1 – “Financial Statements” in this quarterly report on Form 10-Q.

(2)	The Company has elected the fair value option pursuant to ASC 825 for real estate securities and Other Investment Securities. The Company recorded the changes in unrealized gain or loss in the condensed consolidated statements of operations.

MSRs

The Company's MSRs consist of conforming conventional loans sold to Fannie Mae and Freddie Mac or loans securitized in Ginnie Mae securities. The government loans serviced by the Company are securitized through Ginnie Mae, whereby the Company is insured against losses by the FHA or partially guaranteed against loss by the VA.

The MSRs activity for the three and nine months ended September 30, 2016 is as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(dollars in thousands)
Balance at beginning of period	$44,496	$48,209
Additions due to loans sold, servicing retained	6,901	17,437
Change in fair value of MSRs (1)
Changes in values of market related inputs or assumptions used in a valuation model (2)	1,204	(9,934)
Other changes (3)	(2,418)	(5,529)
Total - change in fair value of MSRs	(1,214)	(15,463)

Balance at end of period	$50,183	$50,183

(1)	Included in change in fair value of MSRs in the Company's condensed consolidated statements of operations.

(2)	Primarily reflects changes in values of prepayment assumptions due to changes in interest rates.

(3)	Represents change in value primarily due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid off or paid down during the period.

The Company's MSR portfolio at September 30, 2016 is as follows:

	Unpaid Principal Balance	Fair Value
	(dollars in thousands)
Fannie Mae	$2,116,921	$19,905
Ginnie Mae	1,718,154	18,247
Freddie Mac	1,285,693	12,031
Total – MSRs	$5,120,768	$50,183

The following analysis focuses on the results generated during the three and nine months ended September 30, 2016 and September 30, 2015

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

The Company’s net interest income for the three months ended September 30, 2016 and September 30, 2015 was as follows:

	Three Months Ended
	September 30, 2016	September 30, 2015
	(dollars in thousands)
Interest income	$3,030	$9,651
Interest expense	3,108	4,712
Net interest income	$(78)	$4,939

The decrease in interest income was due to (i) a decrease in interest income of $6.0 million related to mortgage loans held for investment and held for sale previously held for investment primarily due to the sale of the seasoned, re-performing mortgage loan portfolio on May 26, 2016 and (ii) a decrease in interest income of $0.9 million related to RMBS primarily due to sales of RMBS with an unpaid principal balance of $23.3 million during the twelve month period ended September 30, 2016 as well as a reduction in the unpaid principal amounts resulting from scheduled principal payments; a decrease in interest income from Other Investment Securities of $0.03 million; offset by an increase in interest income from mortgage loans held for sale of $0.3 million.

The decrease in interest expense was due to a decrease in interest expense of $2.1 million related to a decrease in borrowings on the Company’s Loan Repurchase Facilities used to finance the Company’s residential mortgage loans held for investment and held for sale previously held for investment primarily due to the sale of the Company’s seasoned, re-performing mortgage loan portfolio on May 26, 2016 and termination of the Citi Loan Repurchase Facility used to finance such loans; offset by an increase in interest expense of $0.4 million related to the Company’s warehouse lines of credit used to fund mortgage loans held for sale in the Company’s residential mortgage banking segment, an increase of $0.07 million related to the Company’s treasury securities repurchase agreements and an increase of $0.03 million related to the Exchangeable Senior Notes.

	Nine Months Ended
	September 30, 2016	September 30, 2015
	(dollars in thousands)
Interest income	$16,923	$28,900
Interest expense	12,019	14,185
Net interest income	$4,904	$14,715

The decrease in interest income was due to (i) a decrease in interest income of $9.8 million related to mortgage loans held for investment and held for sale previously held for investment primarily due to the sale of the seasoned, re-performing mortgage loan portfolio on May 26, 2016 and (ii) a decrease in interest income of $3.0 million related to RMBS primarily due to sales of RMBS with an unpaid principal balance of $23.3 million during the twelve month period ended September 30, 2016 as well as a reduction in the unpaid principal balances resulting from scheduled principal payments; offset by an increase in interest income from Other Investment Securities of $0.3 million and an increase in interest income from mortgage loans held for sale $0.6 million.

The decrease in interest expense was due to a decrease in interest expense $2.7 million related to a decrease in borrowings on the Company’s Loan Repurchase Facilities used to finance the Company’s residential mortgage loans held for investment and held for sale previously held for investment primarily due to the sale of the Company’s seasoned, re-performing mortgage loan portfolio on May 26, 2016 and termination of the Citi Loan Repurchase Facility used to finance such loans; and a decrease in interest expense of $0.2 million related to related to reduced borrowings on the Company’s securities repurchase agreements as a result of RMBS sales during the twelve months ended September 30, 2016, offset by an increase in interest expense of $0.5 million related to the Company’s warehouse lines of credit used to fund mortgage loans held for sale in the Company’s residential mortgage banking segment, an increase of $0.1 million related to the Company’s treasury securities repurchase agreements and an increase of $0.1 million related to the Exchangeable Senior Notes.

Net interest income is subject to interest rate risk. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” of this quarterly report on Form 10-Q, for more information relating to interest rate risk and its impact on the Company’s operating results.

The weighted average net interest spreads between the yield on the Company’s assets (based on amortized cost) and the cost of funds, including the impact of interest rate hedging, for the Company’s non-Agency RMBS and Other Investment Securities at September 30, 2016 and September 30, 2015 were as follows:

	September 30, 2016	September 30, 2015
Mortgage loans held for investment:
Weighted average yield	4.56%	7.30%
Cost of funds	3.56	3.22
Net interest spread	1.00%	4.08%

RMBS and Other Investment Securities:
Weighted average yield	5.20%	6.17%
Cost of funds	2.29	1.79
Net interest spread	2.91%	4.38%

The Company’s net interest income is also impacted by prepayment speeds, as measured by the weighted average CPR on its assets. The three-month average and the six-month average CPR for the period ended September 30, 2016 for the Company’s mortgage loans, non-Agency RMBS and Other Investment Securities were as follows:

	Three-Month Average	Six-Month Average
Non-Agency RMBS (1)	18.0%	19.4%
Other Investment Securities	18.4%	16.4%

(1)	CPR includes both voluntary and involuntary amounts.

Non-interest income

The Company’s non-interest income relates to the Company’s residential mortgage banking segment. The primary components of the Company’s non-interest income are its mortgage banking activities, net, loan servicing income, net of direct costs and change in fair value of MSRs.

For the three and nine months ended September 30, 2016 and September 30, 2015 the Company’s non-interest income included the following:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(dollars in thousands)
Gain on sale of mortgage loans held for sale, net of direct costs (1)	$14,703	$12,770	$41,787	$35,531
Loan expenses, including the (increase)/decrease in provision for loan indemnifications	995	(209)	573	(603)
Loan origination fee income	196	507	766	1,396
Total	$15,894	$13,068	$43,126	$36,324

(1)	Includes the change in fair value related to interest rate lock commitments (“IRLCs”) and MBS forward sales contracts held during the period.

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(dollars in thousands)
Loan servicing fee income	$3,521	$2,730	$10,033	$7,613
Late fee income (1)	—	—	1	—
Sub-servicing costs	(1,384)	(990)	(3,787)	(2,568)
Loan servicing fee income, net of direct costs	$2,137	$1,740	$6,247	$5,045
Change in fair value of MSRs	$(1,214)	$(5,881)	$(15,463)	$(5,659)

(1)	Less than $1,000 for the three months ended September 30, 2016 and September 30, 2015 and the nine months ended September 30, 2015.

The increase in loan servicing fee income, net of direct costs, is due to an increase in the unpaid principal balance of the MSR portfolio.

Expenses

Advisory Fee Expense (Related Party). Pursuant to the terms of the Investment Advisory Agreement, the Company incurred advisory fee expense and loan sourcing fees of $0.7 million for the three months ended September 30, 2016 and $0.8 million for the three months ended September 30, 2015. The decrease of $0.04 million is due to a decrease in loan sourcing fees related to the purchases of mortgage loans that were newly originated at the time of purchase. The Company did not purchase any loans during the three months ended September 30, 2016.

The Company incurred advisory fee expense and loan sourcing fees of $2.3 million for the nine months ended September 30, 2016 and $2.2 million for the nine months ended September 30, 2015. The increase of $0.07 million is due to an increase in loan sourcing fees related to the purchases of loans that were newly originated at the time of purchase.

Salaries, commissions and benefits. These expenses are directly attributable to the mortgage banking operations of GMFS.

For the three months ended September 30, 2016, the Company incurred salaries, commissions and benefits of $9.8 million as compared to $7.7 million for the three months ended September 30, 2015. The increase of $2.1 million is primarily due to the opening of a new GMFS branch office in Plano, Texas in the later part of 2015 and higher commission expense resulting from higher origination volume.

For the nine months ended September 30, 2016, the Company incurred salaries, commissions and benefits of $27.2 million as compared to $23.2 million for the nine months ended September 30, 2015. The increase of $4.0 million is primarily due to the opening of a new GMFS branch office in Plano, Texas in the later part of 2015 and higher commission expense resulting from higher origination volume.

Operating Expenses

Professional Fees. For the three months ended September 30, 2016, the Company incurred professional fees (primarily related to legal fees, audit fees and consulting fees) of $0.8 million as compared to $1.2 million for the three months ended September 30, 2015. The decrease in professional fees was primarily due to a decrease in legal and audit fees.

For the nine months ended September 30, 2016, the Company incurred professional fees (primarily related to legal fees, audit fees and consulting fees) of $2.2 million as compared to $3.0 million for the nine months ended September 30, 2015. The decrease in professional fees was primarily due to a decrease in legal and audit fees.

General and Administrative Expense. For the three months ended September 30, 2016, general and administrative expenses were $2.6 million as compared to $2.3 million for the three months ended September 30, 2015. The increase in general and administrative expenses was primarily due to an increase in contingent consideration expense of $0.3 million related to the acquisition of GMFS.

For the nine months ended September 30, 2016, general and administrative expenses were $6.9 million as compared to $7.4 million for the nine months ended September 30, 2015. The decrease in general and administrative expenses was primarily due to a decrease in franchise and licensing fees of $0.2 million and a decrease in contingent consideration expense of $0.2 million related to the acquisition of GMFS.

Other Expenses

Loan Servicing Fees. For the three months ended September 30, 2016, loan servicing fees were $1,000, as compared to $0.7 million for the three months ended September 30, 2015. The decrease was primarily due to the sale of the Company’s seasoned, re-performing mortgage loan portfolio on May 26, 2016.

For the nine months ended September 30, 2016, loan servicing fees were $1.3 million, as compared to $2.2 million for the nine months ended September 30, 2015. The decrease was due to the sale of the Company’s seasoned, re-performing mortgage loan portfolio on May 26, 2016.

Transaction Costs. For the three months ended September 30, 2016, transaction costs were $0.7 million as compared to less than $0.1 million for the three months ended September 30, 2015. The increase in transaction costs was due to the pending Mergers.

For the nine months ended September 30, 2016, transaction costs were $4.7 million as compared to $0.2 million for the nine months ended September 30, 2015. The increase in transaction costs was due to the pending Mergers.

Amortization Expense. Amortization expense for the three months ended September 30, 2016 and September 30, 2015 was $0.2 million. The amortization expense is related to the Company’s intangible assets. There were no other changes in the balance of the intangible assets.

Amortization expense for the nine months ended September 30, 2016 and September 30, 2015 was $0.7 million. The amortization expense is related to the Company’s intangible assets. There were no other changes in the balance of the intangible assets.

Realized and Change in Unrealized Gain or Loss

The following amounts related to realized gains and losses, as well as changes in the fair value of the Company’s investment portfolio, which consists of mortgage loans, RMBS, Other Investment Securities, REO and derivative instruments, are included in the Company’s condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(dollars in thousands)
Change in unrealized gain or loss on mortgage loans held for investment and held for sale previously held for investment	$(72)	$(5,651)	$(20,034)	$(5,604)
Change in unrealized gain or loss on real estate securities	3,127	(2,120)	2,463	(4,263)
Change in unrealized gain or loss on Other Investment Securities	673	(421)	1,036	(276)
Change in unrealized gain or loss on real estate owned	—	98	929	106
Change in unrealized gain or loss on Treasury Securities	(10)	—	(1)	—
Realized gain on mortgage loans held for investment and held for sale previously held for investment	50	501	22,905	1,118
Realized (loss) / gain on real estate securities	—	(57)	(725)	19
Realized loss on Other Investment Securities	—	—	—	(39)
Realized (loss) / gain on real estate owned	—	(160)	109	(163)
Realized gain on Treasury Securities	48	—	73	—
Gain/(loss) on derivative instruments related to investment portfolio	217	(178)	(390)	317
Total other gains/(losses)	$4,033	$(7,988)	$6,365	$(8,785)

There was no other than temporary impairment for RMBS for the three or nine months ended September 30, 2016 or September 30, 2015.

The Company’s interest rate swap agreements have not been designated as hedging instruments under U.S. GAAP.

Gain/(loss) on derivative instruments includes the change in fair value related to the following instruments for the three and nine months ended September 30, 2016 and September 30, 2015: (i) interest rate swap agreements (ii) loan purchase commitments (“LPCs”) and (iii) the conversion option related to the Exchangeable Senior Notes. The loss on derivative instruments also includes the net interest rate swap payments for the interest rate swap agreements.

The Company has elected to record the change in fair value related to certain mortgage loans held for investment, mortgage loans held for sale, RMBS, Other Investment Securities and MSRs in earnings by electing the fair value option.

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to turn non-cash assets into cash and to meet potential cash requirements. The Company uses cash to purchase assets, pay dividends, repay principal and interest on its borrowings, fund its operations and meet other general business needs. Additionally, the Company will use cash to fund the Tender Offer of approximately $64.3 million in connection with the pending Mergers. The Company's primary sources of liquidity are its existing cash balances, borrowings under warehouse lines of credit and repurchase agreements related to the GMFS origination platform, securities repurchase agreements, treasury securities repurchase agreements, the net proceeds from offerings of equity and debt securities, notes issued by the Operating Partnership, net cash provided by operating activities, additional private funding sources, including other borrowings structured as repurchase agreements, securitizations, term financings and derivative agreements, and future issuances of common equity, preferred equity, convertible securities, exchangeable notes, trust preferred and/or debt securities.

On May 26, 2016, in connection with the sale of the Company's seasoned, re-performing mortgage loans, including REO, the Company terminated the Citi Loan Repurchase Facility which was used to finance the purchase of such loans.

On September 30, 2016, the terms of the Credit Suisse Loan Repurchase Facility were amended to extend the maturity date to November 11, 2016 and reduce the total facility size from $36.0 million to $15.0 million. Additionally, the Company no longer has any amounts committed by the lender under this agreement. In connection with the amendment, the Company paid down the unpaid principal balance to $15.0 million.

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

The Credit Suisse Loan Repurchase Facility contains and the Citi Loan Repurchase Facility contained covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth and maximum debt to net worth ratio, as defined in the agreements. Additionally, the repurchase agreements and warehouse lines of credit used to finance the Company’s mortgages held for sale contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. The Company was in compliance with all significant debt covenants for the three and nine months ended September 30, 2016 and September 30, 2015 and at September 30, 2016 and December 31, 2015.

Under the repurchase agreements, the Company may be required to pledge additional assets to its counterparties (lenders) in the event that the fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional assets or cash. Generally, the Company's repurchase agreements contain a LIBOR-based financing rate, term and haircuts depending on the types of collateral and the counterparties involved. Further, at September 30, 2016 the range of haircut provisions associated with the Company's repurchase agreements was 62% for pledged trust certificates, representing interests in residential mortgage loans (the “Trust Certificates”), 15% to 35% for pledged non-Agency RMBS, 23% to 30% for pledged Other Investment Securities and 0% and 5% for pledged mortgage loans held for sale.

If the fair value of the assets increases due to changes in market interest rates or market factors, lenders may release collateral back to the Company. Conversely, margin calls may result from a decline in the value of the investments securing the Company's repurchase agreements, prepayments on the mortgages securing such investments and from changes in the fair value of such investments generally due to principal reduction of such investments from scheduled amortization and resulting from changes in market interest rates and other market factors. Counterparties also may choose to increase haircuts and lower the advance rate based on credit evaluations of the Company and/or the performance of the assets in question. Historically disruptions in the financial and credit markets have resulted in increased volatility in these levels, and this volatility could persist as market conditions continue to change rapidly. Should prepayment speeds on the mortgages underlying the Company's investments or market interest rates suddenly increase, margin calls on the Company's repurchase agreements could result, causing an adverse change in its liquidity position. To date, the Company has satisfied all of its margin calls and has never sold assets in response to any margin call under these borrowings.

The decision to enter a plan of merger resulted from a strategic review of the company which began during the fourth quarter of 2015. As a result of that review, in order to reduce market risk in its investment portfolio, prior to entering into the Sutherland Merger Agreement, the Company had begun the process of selling its seasoned, re-performing mortgage loans from its residential mortgage investments segment. The Sutherland Merger Agreement requires the Company to complete the sale of its seasoned, re-performing mortgage loans as a condition to closing of the Mergers. On May 26, 2016, the Company entered into a contract providing for and completed the sale of its seasoned, re-performing mortgage loans, including REO, with an unpaid principal balance of $430.7 million to CGMRC for $362.0 million. The unpaid principal balance included $27.0 million of non-interest bearing unpaid principal balance which had a carrying value of zero in the Company’s consolidated balance sheets at March 31, 2016 and December 31, 2015. The net proceeds from the sale was $94.6 million after the repayment of the outstanding balance under the Citi Loan Repurchase Facility, which was used to finance the purchase of such loans and was terminated in connection with such sale. The sale of these loans has resulted in a reduction of the Company’s investment income.

Warehouse Lines of Credit

The borrowings GMFS used to fund its origination platform totaled $125.7 million at September 30, 2016 which included borrowings under master repurchase agreements with two lenders totaling $41.5 million and warehouse lines of credit with two counterparties totaling $84.2 million. Total available borrowings under the master repurchase agreements and the warehouse lines of credit were increased from $185.0 million at June 30, 2016 to $200.0 million at September 30, 2016. The master repurchase agreements are comprised of (i) an agreement in aggregate principal amount of up to $65.0 million, of which the entire $65.0 million is committed, expiring on November 25, 2016 and (ii) an agreement in aggregate principal amount of up to $25.0 million, of which the entire $25.0 million is committed, expiring on September 30, 2017. The committed warehouse lines of credit are comprised of (i) a $70.0 million agreement expiring on October 31, 2016 and (ii) a $40.0 million agreement expiring on August 12, 2017. The lines are collateralized by the underlying mortgages and related documents and instruments and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved.

On October 3, 2016 the Company amended one of its warehouse lines of credit used by its GMFS mortgage banking platform which was due to expire on October 31, 2016 to increase the capacity to $75.0 million and extend the maturity date to September 29, 2017.

The following tables present certain information regarding the Company's warehouse lines of credit and repurchase agreements in its residential mortgage banking segment at September 30, 2016:

	Balance	Weighted Average Rate
	(dollars in thousands)
Maturity
less than 90 days	$69,840	2.79%
Greater than 180 days to 1 year	55,897	2.78%
Total balance and weighted average rate	$125,737	2.79%

The warehouse lines of credit and repurchase agreements are secured by the Company’s mortgage loans held for sale and bear interest at a rate that has historically moved in close relationship to LIBOR. At September 30, 2016, GMFS had $132.0 million of mortgage loans held for sale pledged against its borrowings under the repurchase agreements and warehouse lines of credit.

The Company expects to renew the warehouse lines of credit and repurchase agreements at similar terms in the ordinary course of business as the facilities mature.

Treasury Securities Repurchase Agreements

The Company purchased U.S Treasury bills during the nine months ended September 30, 2016. The following table presents certain information regarding the Company’s non-interest bearing treasury securities at September 30, 2016:

(dollars in thousands)
Par	$70,000
Carrying amount	69,994
Maturity	October 20, 2016
Balance sheet line item	Cash and cash equivalents

The treasury securities are non-interest bearing.

In connection with the purchase of these securities, the Company has two repurchase agreements with one counterparty. The following table presents certain information regarding the Company’s treasury securities repurchase agreements at September 30, 2016:

(dollars in thousands)
Outstanding balance	$69,994
Interest rate	0.30%
Maturity	October 20, 2016

Loan Repurchase Facilities

The following table presents certain information at September 30, 2016 with respect to the Credit Suisse loan Repurchase Facility used to fund the purchase of mortgage loans held for investment in its residential mortgage investments segment which were newly originated at the time of purchase.

(dollars in thousands)
Total facility size	$15,000
Amount committed	$—
Maturity date	November 11, 2016
Outstanding balance	$15,000
Weighted average interest rate	2.93%

(dollars in thousands)
Fair value of Trust Certificates pledged as collateral	$35,615
Cash pledged as collateral	—

On September 30, 2016 the terms of the Credit Suisse Loan Repurchase Facility were amended to extend the maturity date to November 11, 2016 and reduce the total facility size from $36.0 million to $15.0 million. Additionally, the Company no longer has any amounts committed by the lender under the agreement. In connection with the amendment the Company paid down the unpaid principal balance to $15.0 million.

The obligation is fully guaranteed by the Company and bears interest at a rate that has historically moved in close relationship to LIBOR.

On May 26, 2016, in connection with the sale of the Company's seasoned, re-performing mortgage loans, including REO, the Company terminated the Citi Loan Repurchase Facility which was used to finance the purchase of such loans.

Securities Repurchase Agreements

The following tables present certain information at September 30, 2016 with respect to the Company’s securities repurchase agreements used to fund the purchase of RMBS and Other Investment Securities in its residential mortgage investments segment:

	Non-Agency RMBS		Other Investment Securities
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
Maturity
30 days or less	$49,984	2.14%	$1,489	2.28%
31- 90 days	10,095	2.37	6,545	2.23
Total balance/weighted average rate	$60,079	2.18%	$8,034	2.24%

(dollars in thousands)
Repurchase agreements	33
Counterparties	4
Fair value of non-Agency RMBS pledged as collateral	$82,687
Fair value of Other Investment Securities pledged as collateral	$11,023
Cash pledged as collateral	$1,560

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

Collateralized Borrowings Under Repurchase Agreements

The following table presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter during the nine months ended September 30, 2016, the average amount of collateralized borrowings outstanding under repurchase agreements during the quarter and the highest balance of any month end during the quarter:

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
	(dollars in thousands)
December 31, 2015	$412,788	$405,151	$412,788
March 31, 2016	435,639	424,214	435,639
June 30, 2016	217,910	306,858	432,477
September 30, 2016	194,764	206,337	220,891

The net decrease in the outstanding balance during the nine months ended September 30, 2016 is primarily due to:

•	the pay-off and termination of the Citi Loan Repurchase Facility in connection with the sale of the Company’s seasoned, re-performing mortgage loans on May 26, 2016. The Citi Loan Repurchase Facility was used to finance the purchase of such loans and had an outstanding balance of $279.5 million at December 31, 2015;

•	an increase of $70.0 million due to the acquisition of treasury securities; and

•	net repayments on the (i) Credit Suisse Loan Repurchase Facility related to the Company's mortgage loans held for investment; and (ii) the Company’s repurchase agreements relating to its RMBS and Other Investment Securities in the ordinary course of business.

Exchangeable Senior Notes

On November 25, 2013, the Operating Partnership issued the Exchangeable Senior Notes, which may be exchanged for shares of the Company's common stock or, to the extent necessary to satisfy NYSE listing requirements, cash, at the applicable exchange rate at any time prior to the close of business on the scheduled trading day prior to November 15, 2016 (the “Maturity Date”). The Company may not elect to issue shares of common stock upon exchange of the Exchangeable Senior Notes to the extent such election would result in the issuance of 20% or more of the common stock outstanding immediately prior to the issuance of the Exchangeable Senior Notes (or 1,779,560 or more shares). The initial exchange rate for each $1,000 aggregate principal amount of the Exchangeable Senior Notes was 52.5417 shares of common stock, equivalent to an exchange price of approximately $19.03 per share, representing an approximate 15% premium to the last reported sale price of the common stock on November 19, 2013 (the date of the initial sale of the Exchangeable Senior Notes), which was $16.55 per share. The exchange rate will be subject to adjustment for certain events, including for regular quarterly dividends in excess of $0.50 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the exchange rate will be increased but will in no event exceed 60.4229 shares of common stock per $1,000 principal amount of the Exchangeable Senior Notes due in 2016. The exchange rate was adjusted on December 27, 2013 to 54.3103 shares of common stock per $1,000 principal amount of Exchangeable Senior Notes pursuant to the Company's special dividend of $0.55 per common share and OP unit declared on December 19, 2013. Pursuant to a registration rights agreement, the Company agreed to file with the SEC within 120 days from the issue date, and to use its commercially reasonable efforts to cause to become effective within 180 days, a shelf registration statement with respect to the resales of the Company's common stock that may be issued upon exchange of the Exchangeable Senior Notes. The Company filed this shelf registration statement with the SEC on March 14, 2014, and the SEC declared it effective on May 23, 2014. If the Company fails to comply with certain of its obligations under the registration rights agreement, the Company will be required to pay liquidated damages to holders of the Exchangeable Senior Notes. The Company will increase the exchange rate by 3% for holders that exchange the Exchangeable Senior Notes when a registration default exists with respect to shares of the Company's common stock. Additionally, the exchange rate will be adjusted at the close of business on the 10th trading day immediately following, and including, the trading day next succeeding Tender Offer Expiration Date if the Company makes a payment in respect of the Tender Offer to the extent that the cash included in the payment per share of common stock exceeds the average of the last reported sale price of the common stock over the 10 consecutive trading day period commencing on, and including, the trading day next succeeding the last date on which tenders may be made pursuant to the Tender Offer.

At September 30, 2016 and at December 31, 2015, the Company had Exchangeable Senior Notes outstanding totaling $57.5 million of aggregate principal balance which matures on the Maturity Date. The Exchangeable Senior Notes bear interest at a rate of 8.0% per year payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2014. The effective interest rate of the Exchangeable Senior Notes, which is equal to the stated rate of 8.0% plus the amortization of the original issue discount and associated costs, is 10.2%.

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

Derivative Instruments

Residential Mortgage Investments Segment

At September 30, 2016 the Company had outstanding interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of its repurchase agreements. These interest rate swap agreements provide for the Company to pay fixed interest rates and receive floating interest rates indexed to LIBOR. The swap agreements effectively fixed the floating interest rates on a portion of the borrowings under the Company’s repurchase agreements.

The following table presents information about the Company's interest rate swap agreements at September 30, 2016:

(dollars in thousands)
Maturity	2023
Notional Amount	$17,200
Weighted Average Pay Rate	2.72%
Weighted Average Receive Rate	0.65%
Weighted Average Years to Maturity	6.8
Cash Pledged as Collateral	$2,658

At September 30, 2016, the Company also had outstanding IRLCs and MBS forward sales contracts in its residential mortgage banking segment.

The Company had no exposure to TBA contracts at any time during the three and nine months ended September 30, 2016.

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

The following table summarizes information related to the Company’s IRLCs and MBS forward sales contracts at September 30, 2016:

Non-hedge derivatives

(dollar amounts in thousands)
IRLCs (Principal balance of underlying loans)	$314,510
Notional amount of MBS forward sales contracts	$324,500

The notional amount is not representative of the maximum exposure to the Company.

See “Note to Consolidated Financial Statements, Note 24 – Offsetting Assets and Liabilities” included in Item 1, “Financial Statements” in this quarterly report on Form 10-Q for discussion about the Company’s master netting arrangements.

Leverage Ratio

At September 30, 2016, the Company had a leverage ratio of 2.02x. The leverage ratio is the ratio of the warehouse lines of credit, treasury securities repurchase agreements, Credit Suisse Loan Repurchase Facility, securities repurchase agreements and Exchangeable Senior Notes (including the conversion option which is part of the notes) to the Company’s stockholders equity.

Restricted Cash

The Company maintains certain assets, which, from time to time, may include cash, unpledged mortgage loans, non-Agency RMBS and Other Investment Securities (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by the Company's counterparties (collectively, the "Cushion") to meet routine margin calls and protect against unforeseen reductions in the Company's borrowing capabilities. The Company's ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of its assets, its cash position and margin requirements. The Company's cash position fluctuates based on the timing of its operating, investing and financing activities and is managed based on the Company's anticipated cash needs. At September 30, 2016, the Company had a Cushion of $93.7 million in addition to certain reserves held with respect to the Credit Suisse Loan Repurchase Facility. The Company's calculation of its Cushion excludes cash and mortgage loans held for sale related to GMFS's operations.

At September 30, 2016, the Company had a total of $4.2 million of restricted cash pledged against its interest rate swaps, repurchase agreements related to its mortgage loans held for investment and RMBS portfolios.

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

Acquisition of GMFS

Pursuant to the Merger Agreement the Company merged with and into GMFS, with GMFS surviving the merger as an indirect subsidiary of the Company (see Item 1, “Business,” of the Company’s annual report on Form 10-K). The transaction closed on October 31, 2014. The final purchase price was approximately $61.2 million which was comprised of (i) the fair market value of GMFS's MSR portfolio, (ii) the fair market value of GMFS's net tangible assets and (iii) a purchase price premium. In addition to cash paid at closing, the total consideration included two contingent $1 million deferred premium payments payable in cash over two years, plus the Production and Profitability Earn-Out. The $2 million of deferred premium payments is contingent on GMFS remaining profitable and retaining certain key employees. The Production and Profitability Earn-Out is dependent on GMFS achieving certain profitability and loan production goals and is capped at $20 million. Up to 50% of the Production and Profitability Earn-Out may be paid in common stock of the Company, at the Company's option. The estimated present value of the total contingent consideration at September 30, 2016 and October 31, 2014 was $12.2 million and $11.4 million, respectively, based on the future production and earnings projections of GMFS over the four-year earn-out period. The Company funded the closing cash payment through a combination of available cash and the liquidation of a portion of its non-Agency RMBS portfolio.

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

Although the Company has established a loan indemnification reserve for potential losses related to loan sale representations and warranties with a corresponding provision recorded for loan losses due to the limited information available at this stage of the matter, the Company is not able to determine the likelihood of the outcome or estimate an amount of loss or range of losses. The Company believes that losses in excess of the loan indemnification reserve will be recovered by the Company as either a reduction of the total contingent consideration owed under the GMFS Merger Agreement given the indemnification provisions in the GMFS Merger Agreement or by withdrawing funds from an escrow account established by the sellers at the time of the acquisition (as of September 30, 2016, the balance in the escrow account was $4.0 million. Additionally, the Company has delayed the first year installment payment of the contingent consideration. Losses in excess of the loan indemnification reserve, total contingent consideration and the escrow account could have a material adverse impact on the Company's results of operations, financial position or cash flows. In the event of litigation or settlement with the counterparty, the Company intends to pursue claims against the sellers of GMFS seeking indemnification for any losses or any amounts paid in settlement, although there can be no assurance that such claims would be successful or that any amounts available for indemnification would be adequate.

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

In order to reduce market risk in its investment portfolio, prior to entering into the Sutherland Merger Agreement, the Company had begun the process of selling its seasoned, re-performing mortgage loans from its residential mortgage investments segment. The Sutherland Merger Agreement requires the Company to complete the sale of its seasoned, re-performing mortgage loans as a condition to closing of the Mergers. On May 26, 2016, the Company entered into a contract providing for and completed the sale of its seasoned, re-performing mortgage loans, including REO. The net proceeds from the sale were $94.6 million after the repayment of the outstanding balance under the Citi Loan Repurchase Facility, which was used to finance the purchase of such loans and was terminated in connection with the sale. The sale of these loans has resulted in a reduction of the Company’s investment income.

During the nine months ended September 30, 2016, the Company declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount per Share and OP Unit

March 17, 2016	March 31, 2016	April 15, 2016	$0.40
June 16, 2016	June 30, 2016	July 15, 2016	0.40
September 11, 2016	September 30, 2016	October 17, 2016	0.40

Non-Controlling Interests

On June 17, 2016, the Company, as the general partner of the Operating Partnership, received a redemption request (the “Redemption Request”) from one of the Partnership's outside limited partners (the “Outside Limited Partner”) in respect of a total of 866,016 OP units of the 893,256 units held by the partner. On June 23, 2016, the Company notified the Outside Limited Partner of its decision to issue shares of the Company’s common stock to satisfy the Redemption Request.

On July 1, 2016, the Company, as general partner of the Operating Partnership, entered into the Fifth Amendment to the Agreement of Limited Partnership of the Operating Partnership, pursuant to which the Company, as the general partner of the Partnership, acquired the 866,016 operating partnership units from the Outside Limited Partner and issued an equal number of shares of the Company’s common stock (the “Exchange Stock”) to the Outside Limited Partner pursuant to the terms of the Operating Partnership’s Agreement of Limited Partnership of the Operating Partnership. The Exchange Stock was issued to an accredited investor in transactions not involving a public offering in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The resale of the Exchange Stock has been registered by the Company under the Securities Act, pursuant to the Company’s Registration Statement on Form S-3/A (File No. 333-194551), filed on May 23, 2014 and declared effective by the SEC on the same date.

Cash Flows From Operating Activities

The Company’s cash flows used in operating activities for the nine months ended September 30, 2016 and September, 2015 were as follows:

Nine Months Ended
September 30, 2016	September 30, 2015
(dollars in thousands)
$(23,562)	$(15,376)

The cash flows used in operating activities for the nine months ended September 30, 2016 and September 30, 2015 are primarily a result of income earned on the Company’s assets, partially offset by interest expense on the Company’s borrowings and operating expenses. Additionally, cash flows from operating activities for the nine months ended September 30, 2016 and September 30, 2015 are also impacted by the operations of GMFS including the origination of mortgage loans held for sale, and capitalized MSRs offset by non-interest income and proceeds from the sale of these mortgage loans.

Cash Flows From Investing Activities

The cash flows from the Company's investing activities for the nine months ended September 30, 2016 and September 30, 2015 are as follows:

	Nine Months Ended
	September 30, 2016	September 30, 2015
	(dollars in thousands)
Origination of mortgage loans held for investment	$(1,405)	$(5,604)
Acquisition of mortgage loans held for investment	(22,923)	(6,026)
Proceeds from principal repayments on mortgage loans held for investment and held for sale previously held for investment.	29,474	25,854
Proceeds from sale of mortgage loans held for sale previously held for investment	357,153	—
Acquisitions of real estate securities	—	(6,362)
Proceeds from principal repayments on real estate securities	11,695	13,976
Proceeds from sales of real estate securities	16,094	26,771
Acquisitions of Other Investment Securities	—	(15,601)
Proceeds from principal repayments on Other Investment Securities	170	—
Proceeds from sales of Other Investment Securities	—	2,241
Proceeds received for the final reconciliation of purchase price relating to the acquisition of GMFS	—	1,684
Restricted cash (used in)/provided by investment activities	154	3,117
Net cash provided by investing activities	$390,412	$40,050

Cash Flows From Financing Activities

The cash flows from the Company's financing activities for the nine months ended September 30, 2016 and September 30, 2015 are as follows:

	Nine Months Ended
	September 30, 2016	September 30, 2015
	(dollars in thousands)
Net borrowings under warehouse lines of credit	$24,969	$14,799
Borrowings from treasury securities repurchase agreements	178,847	—
Repayments of treasury securities repurchase agreements	(108,853)	—
Net repayments under loan repurchase facilities	(281,789)	(4,777)
Borrowings from securities repurchase agreements	11,932	3,764
Repayments of securities repurchase agreements	(17,119)	(32,257)
Dividends on common stock and distributions on OP units (net of change in dividends and distributions payable)	(10,677)	(10,677)
Contributions from non-controlling interests	—	50
Net cash used in financing activities	$(202,690)	$(29,098)

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

The following table presents contractual obligations and commitments at September 30, 2016, as discussed above under “Liquidity and Capital Resources”:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Warehouse lines of credit	$125,737	$125,737	$—	$—	$—
Interest on warehouse lines of credit (1)	1,817	1,817	—	—	—
Treasury securities repurchase agreements	69,994	69,994	—	—	—
Interest on treasury securities repurchase agreements (1)	18	18	—	—	—
Loan repurchase facility	15,000	15,000	—	—	—
Interest on loan repurchase facility (1)	134	134	—	—	—
Repurchase agreements	68,113	68,113	—	—	—
Interest on securities repurchase agreements (1)	341	341	—	—	—
Exchangeable Senior Notes	57,500	57,500	—	—	—
Interest on Exchangeable Senior Notes	2,300	2,300	—	—	—
Operating leases	2,130	1,014	1,116	—	—
Total	$343,084	$341,968	$1,116	$—	$—

(1)	Interest is calculated based on the interest rates in effect at September 30, 2016 includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated borrowings.

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

The borrowings the Company used to fund its residential mortgage investment portfolio and mortgage loans held for sale related to the GMFS origination platform included $125.7 million at September 30, 2016 under the warehouse lines of credit and repurchase agreements with four lenders, the Credit Suisse Loan Repurchase Facility, master securities repurchase agreements with four counterparties and the Exchangeable Senior Notes. At September 30, 2016, the Company also had interest rate swaps with an outstanding notional amount of $17.2 million, resulting in variable rate debt of $191.6 million. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $191.6 million in variable rate debt by $0.2 million. Such hypothetical impact of interest rates on the Company's variable rate debt does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, the Company may take actions to further mitigate its exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company's financial structure.

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

The following table summarizes the Company’s exposure to its repurchase agreements, warehouse lines of credit and derivative counterparties at September 30, 2016:

	Number of Counterparties	Repurchase Agreement Borrowings (1)(2)	Warehouse Lines of Credit (2)	Swaps at Fair Value	Exposure (3)	Exposure as a Percentage of Total Assets
	(dollars in thousands)
North America:
Canada (4)	1	$53,435	$—	$—	$19,099	3.2%
U.S.	4	5,339	102,733	—	4,617	0.8
	5	58,774	102,733	—	23,716	4.0%
Europe : (4)
Switzerland	2	17,089	23,199	—	25,888	4.4%
United Kingdom	1	77,430	—	(1,700)	5,008	0.9
	3	94,519	23,199	(1,700)	30,896	5.2%
Total Counterparty Exposure	8	$153,293	$125,932	$(1,700)	$54,612	9.2%

(1)	Includes treasury securities repurchase agreements, the Credit Suisse Loan Repurchase Facility and securities repurchase agreements.

(2)	Includes accrued interest payable.

(3)	The exposure reflects the difference between (a) the amount loaned to the Company through repurchase agreements and warehouse lines of credit, including interest payable, plus the derivative liability and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets, plus derivative assets.

(4)	Includes foreign based counterparties as well as U.S. domiciled subsidiaries of such counterparties, as such transactions are generally entered into with a U.S. domiciled subsidiary of such counterparties.

The following table presents information with respect to any counterparty for repurchase agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at September 30, 2016:

Counterparty	Counterparty Rating (1)	Amount of Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percentage of Stockholders’ Equity
	(dollars in thousands)
Credit Suisse Securities (USA), LLC	A / A2(3)	$21,591	< 2	13.0%
RBC Capital Markets, LLC	AA- / A2	19,099	< 2	11.5

(1)	The counterparty rating presented is the long-term issuer credit rating as rated at September 30, 2016 by S&P and Moody’s, respectively.

(2)	The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements, including interest payable, plus the net unrealized gain on swaps including collateral pledged and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such securities.
(3)	Counterparty rating is for Credit Suisse AG.

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

The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2016. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2016 that have materially affected, or was reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. At September 30, 2016, the Company was not involved in any material legal proceedings. Also, see “Liquidity and Capital Resources – Acquisition of GMFS” and “Overview – Recent Developments – Class Action Lawsuit” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this quarterly report on Form 10-Q for a discussion relating to the tolling agreement executed by GMFS and a class action lawsuit related to the Mergers, respectively.

Item 1A. Risk Factors

See the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and the Company's registration statement on Form S-4. There have been no material changes to the Company's risk factors during the three months ended September 30, 2016 other than the risk factors disclosed in the Company's registration statement on Form S-4.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits Files

Exhibit No.	Description
2.1*	Agreement and Plan of Merger dated April 6, 2016, by and among ZAIS Financial Corp., ZAIS Financial Partners, L.P., ZAIS Merger Sub, LLC, Sutherland Asset Management Corporation and Sutherland Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K (No. 001-35808), filed April 7, 2016.

2.2*	Amendment No. 1, dated as of May 9, 2016, to the Agreement and Plan of Merger, dated as of April 6, 2016, by and among ZAIS Financial Corp., ZAIS Financial Partners, L.P., ZAIS Merger Sub, LLC, Sutherland Asset Management Corporation and Sutherland Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K (No. 001- 35808), filed May 9, 2016.

2.3	Amendment No. 2, dated as of August 4, 2016, to the Agreement and Plan of Merger, dated as of April 6, 2016, as amended, by and among ZAIS Financial Corp., ZAIS Financial Partners, L.P., ZAIS Merger Sub, LLC, Sutherland Asset Management Corporation and Sutherland Partners, L.P.,

3.1*	Articles of Amendment and Restatement of ZAIS Financial Corp., incorporated by reference to Exhibit 3.1 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

3.2*	Articles Supplementary of ZAIS Financial Corp., incorporated by reference to Exhibit 3.2 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

3.3*	Bylaws of ZAIS Financial Corp., incorporated by reference to Exhibit 3.3 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

4.1*	Specimen Common Stock Certificate of ZAIS Financial Corp., incorporated by reference to Exhibit 4.1 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

10.1*	Agreement of Limited Partnership, dated as of July 29, 2011, of ZAIS Financial Partners, L.P., as amended on August 3, 2011, October 11, 2012, and December 13, 2012, incorporated by reference to Exhibit 10.2 of the Registrant's Form S-11, as amended (Registration No. 333-185938).

10.2	Fifth Amendment to Agreement of Limited Partnership, dated as of July 1, 2016, of ZAIS Financial Partners, L.P

10.3*	Amendment No. 2 and Joinder to Master Repurchase Agreement dated as of September 30, 2016, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (No. 001-35808), filed September 30, 2016

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Previously filed.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAIS FINANCIAL CORP

Date: October 25, 2016

	By:	/s/ Michael Szymanski
Michael Szymanski
Chief Executive Officer and President

	By:	/s/ Donna J. Blank
Donna J. Blank
Chief Financial Officer and Treasurer

