Form 10-K
period 2016-12-31
Sutherland Asset Management Corp
filed 2017-03-15
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number:  001-35808

SUTHERLAND ASSET MANAGEMENT CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	90-0729143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1140 Avenue of the Americas, 7th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip Code)
(212) 257-4600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of June 30, 2016, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $109,280,847 based on the closing sales price of the registrant’s common stock on June 30, 2016 as reported on the New York Stock Exchange.

On March 14, 2017, the registrant had a total of 30,549,084 shares of common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2017 annual meeting of stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Except where the context suggests otherwise, the terms “Company,” “we,” “us” and “our” refer to Sutherland Asset Management Corporation and its subsidiaries. We make forward-looking statements in this annual report on Form 10-K within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements,  we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our operations, financial condition, liquidity, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or the negative of these terms or other comparable terminology, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	our investment objectives and business strategy;

•	our ability to obtain future financing arrangements;

•	our expected leverage;

•	our expected investments;

•

the tolling agreement that GMFS, LLC (“GMFS”), our origination subsidiary, entered into with at least one counterparty relating to mortgage loans that were sold by GMFS to the predecessor to this counterparty, which extends the time period by which this counterparty could bring claims against GMFS;

•	estimates or statements relating to, and our ability to make, future distributions;

•	our ability to compete in the marketplace;

•

the availability of attractive risk-adjusted investment opportunities in small balance commercial loans (“SBC loans”), loans guaranteed by the U.S. Small Business Administration (the “SBA”) under its Section 7(a) loan program (the “SBA Section 7(a) Program”), mortgage backed securities (“MBS”), residential mortgage loans and other real estate-related investments that satisfy our investment objectives and strategies;

•	our ability to borrow funds at favorable rates;

•	market, industry and economic trends;

•

recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System, the Federal Depositary Insurance Corporation, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac” and together with Fannie Mae, the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), Federal Housing Administration (“FHA”) Mortgagee, U.S. Department of Agriculture (“USDA”), U.S. Department of Veterans Affairs (“VA”) and the U.S. Securities and Exchange Commission (“SEC”);

•	mortgage loan modification programs and future legislative actions;

•	our ability to maintain our qualification as a real estate investment trust (“REIT”);

•	our ability to maintain our exemption from qualification under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	projected capital and operating expenditures;

•	availability of qualified personnel;

•	prepayment rates; and

•	projected default rates.

Our beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control, including:

•	factors described in this Annual Report on Form 10‑K, including those set forth under the captions “Risk Factors” and “Business”;

•	applicable regulatory changes;

•	risks associated with acquisitions, including the integration of ZAIS Financial Corp’s (“ZAIS Financial”) businesses;

•	risks associated with achieving expected revenue synergies, cost savings and other benefits from the merger with ZAIS Financial and the increased scale of our Company;

•	general volatility of the capital markets;

•	changes in our investment objectives and business strategy;

•	the availability, terms and deployment of capital;

•	the availability of suitable investment opportunities;

•

our dependence on our external advisor, Waterfall Asset Management, LLC (“Waterfall” or the “Manager”), and our ability to find a suitable replacement if we or our Manager were to terminate the management agreement we have entered into with our Manager;

•	changes in our assets, interest rates or the general economy;

•	increased rates of default and/or decreased recovery rates on our investments;

•	changes in interest rates, interest rate spreads, the yield curve or prepayment rates; changes in prepayments of our assets;

•	limitations on our business as a result of our qualification as a REIT; and

•

the degree and nature of our competition, including competition for SBC loans, MBS, residential mortgage loans and other real estate-related investments that satisfy our investment objectives and strategies.

Upon the occurrence of these or other factors, our business, financial condition, liquidity and consolidated results of operations may vary materially from those expressed in, or implied by, any such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements apply only as of the date of this annual report on Form 10-K. We are not obligated, and do not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A, “Risk Factors” of this annual report on Form 10-K.

PART I

Item 1. Business.

GENERAL

Overview

We are a real estate finance company that acquires, originates, manages, services and finances primarily small balance commercial loans (“SBC loans”). SBC loans range in original principal amount of between $500,000 and $10 million and are used by small businesses to purchase real estate used in their operations or by investors seeking to acquire small multi-family, office, retail, mixed use or warehouse properties. Our acquisition and origination platforms consist of the following four operating segments:

•

Loan Acquisitions. We acquire performing and non-performing SBC loans and intend to continue to acquire these loans as part of our business strategy. We seek to maximize the value of the SBC loans acquired by us through proprietary loan modification programs.  We typically acquire non-performing loans at a discount to their unpaid principal balance (“UPB”) when we believe that resolution of the loans will provide attractive risk-adjusted returns.

•

SBC Conventional Originations. We originate SBC loans secured by stabilized or transitional investor properties using multiple loan origination channels through our wholly-owned subsidiary, ReadyCap Commercial, LLC (“ReadyCap Commercial”).  Additionally, as part of this segment, we originate and service multi-family loan products under Freddie Mac’s newly launched small balance loan program (the “Freddie Mac program”).

•

SBA Originations, Acquisitions and Servicing. We acquire, originate and service owner-occupied loans guaranteed by the SBA under the SBA Section 7(a) Program through our wholly-owned subsidiary, ReadyCap Lending, LLC (“ReadyCap Lending”). We hold an SBA license as one of only 14 non-bank Small Business Lending Companies (“SBLC”) and have been granted preferred lender status by the SBA. In the future, we may originate SBC loans for real estate under the SBA 504 loan program, under which the SBA guarantees subordinated, long-term financing.

•

Residential Mortgage Banking. In connection with our merger with ZAIS Financial on October 31, 2016, as described in greater detail below, we added a residential mortgage loan origination segment through our wholly-owned subsidiary, GMFS.  GMFS originates residential mortgage loans eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, USDA and VA through retail, correspondent and broker channels.

Our objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation. In order to achieve this objective, we intend to continue to grow our investment portfolio and we believe that the breadth of our full service real estate finance platform will allow us to adapt to market conditions and deploy capital in our asset classes and segments with the most attractive risk-adjusted returns.

We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). So long as we qualify as a REIT, we are generally not subject to U.S. federal income tax on our net taxable income to the extent that we annually distribute all of our net taxable income to stockholders. We are organized in a traditional umbrella partnership REIT (“UpREIT”) format pursuant to which we serve as the general partner of, and conduct substantially all of our business through Sutherland Partners, LP, or our operating partnership, which serves as our operating partnership subsidiary. We also intend to operate our business in a manner that will permit us to be excluded from registration as an investment company under the 1940 Act.

Our Path to Becoming a Public Company

Our history of acquiring SBC loans traces back to August 2007 when the Victoria series of funds (“Victoria Funds”) made their initial acquisition of an equity tranche of an SBC loan securitization. The Victoria Funds were formed and managed by our Manager to invest in a range of loan products requiring active management to generate returns. Our business was operated as part of the Victoria Funds until November of 2011 at which time the Victoria Funds contributed substantially all of their SBC loans to our operating partnership in exchange for substantially all of the operating partnership’s units, representing $371.5 million in assets and $262.2 million of equity capital. In November of 2013, we completed the private placement of shares of common stock and operating partnership units (“OP units”), pursuant to which we raised approximately $226 million of equity capital. Concurrently with the closing of the 2013 private placement, we engaged in a series of transactions, referred to as the REIT formation transactions, in order to allow us to conduct our business as a REIT for U.S. federal income tax purposes. As part of these transactions, we became a Maryland corporation.

On October 31, 2016, we completed our path to becoming a publicly traded company through our merger with and into a subsidiary of ZAIS Financial, with ZAIS Financial surviving the merger and changing its name to Sutherland Asset Management Corporation. Prior to and as a condition to the merger, ZAIS Financial disposed of its seasoned re-performing mortgage loan portfolio, such that upon the completion of the merger, ZAIS Financial’s assets largely consisted of its GMFS origination subsidiary, cash, conduit loans, and residential mortgage backed securities (“RMBS”).  Additionally, prior to the closing of the merger, ZAIS Financial completed a tender offer, purchasing 4,185,478 shares of common stock from existing ZAIS Financial stockholders at a purchase price of $15.37 per share. In connection with the merger, 25,870,420 shares of common stock were issued to our pre-merger common stockholders and 2,288,663 units in the operating partnership subsidiary (“OP units”) were issued to our pre-merger OP unit holders. Our pre-merger stockholders held approximately 86% of our stockholders’ equity as a result of the merger, with continuing ZAIS Financial stockholders holding approximately 14% of our stockholders’ equity, on a fully diluted basis. We were designated as the accounting acquirer because of our larger pre-merger size relative to ZAIS Financial, the relative voting interests of our stockholders after consummation of the merger, and our senior management and board of directors continuing on after the consummation of the merger.  Because we were designated as the accounting acquirer, our historical financial statements (and not those of ZAIS Financial) are the historical financial statements following the consummation of the merger and are included in this annual report on Form 10-K.  On November 1, 2016, we began trading on the New York Stock Exchange (“NYSE”) under ticker symbol “SLD”.

Our Manager

We are externally managed and advised by our Manager, an SEC registered investment adviser. Formed in 2005, Waterfall specializes in acquiring, managing, servicing and financing SBC and residential mortgage loans, as well as asset backed securities (“ABS”) and MBS. Waterfall has extensive experience in performing and non-performing loan acquisition, resolution and financing strategies. Waterfall’s investment committee is chaired by Thomas Capasse and Jack Ross, who serve as our Chief Executive Officer and President, respectively. Messrs. Capasse and Ross, who are co-founders of Waterfall, each have over 25 years of experience in managing and financing a range of financial assets, including having executed the first public securitization of SBC loans in 1993, through a variety of credit and interest rate environments. Messrs. Capasse and Ross have worked together in the same organization for more than 19 years. They are supported by a team of approximately 90 investment and other professionals with extensive experience in commercial mortgage credit underwriting, distressed asset acquisition and financing, SBC loan originations, commercial property valuation, capital deployment, financing strategies and legal and financial matters impacting our business. Since 2008 and through December 31, 2016, Waterfall has reviewed approximately 490,000 performing and non-performing SBC and SBA loans, priced approximately 200,000 of these loans and acquired more than 8,400 SBC and SBA loans with aggregate UPB of approximately $3.7 billion for an aggregate purchase price of approximately $2.9 billion.

We rely on Waterfall’s expertise in identifying loan acquisitions and origination opportunities. Waterfall uses the data and analytics developed through its experience as an owner of SBC loans and in implementing more than 4,200 SBC loan loss mitigation actions since 2008 to support its origination activities and to develop its loan underwriting standards. Waterfall makes decisions based on a variety of factors, including expected risk-adjusted returns, credit fundamentals, liquidity, availability of financing, borrowing costs and macroeconomic conditions, as well as maintaining our REIT qualification and our exclusion from registration as an investment company under the 1940 Act.

Our Investment Strategy and Market Opportunities Across Our Operating Segments

Our investment strategy is to opportunistically expand our market presence in our acquisition and origination segments and further grow our SBC securitization capabilities which serve as a source of attractively priced, match-term financing.  Following our 2013 private placement transaction, we capitalized on the dislocation of the credit markets and depressed levels of available capital by acquiring SBC loans from distressed sellers at historically high risk-adjusted returns.  Alongside the growth in our acquired loan portfolio and using our experience underwriting and managing such loans, we built out our SBC and SBA origination capabilities and most recently added a residential agency mortgage origination component.  As such, we have become a full-service real estate finance platform and we believe that the breadth of our business allows us to adapt to market conditions and deploy capital in our asset classes with the most attractive risk-adjusted returns.

Our acquisition strategy complements our origination strategy by increasing our market intelligence in potential origination geographies, providing additional data to support our underwriting criteria and offering securitization market insight for various product offerings. The proprietary database on the causes of borrower default, loss severity, and market information that we developed from our SBC loan acquisition experience has served as the basis for the development of our SBC and SBA loan origination programs. Additionally, our origination strategy complements our acquisition strategy by providing additional captive refinancing options for our borrowers and further data to support our investment analysis while increasing our market presence with potential sellers of SBC assets.

The following table illustrates certain information with respect to our four business segments as of December 31, 2016.

	Loan	SBC Conventional	SBA Originations,	Residential Mortgage
	Acquisitions	Originations	Acquisitions and	Banking
Servicing
Coordinating Affiliate / Manager	Waterfall Asset Management, LLC	ReadyCap Commercial	ReadyCap Lending	GMFS
Strategy	SBC loan acquisition	SBC conventional loan origination	SBA loan origination, acquisition and servicing	Residential mortgage origination and servicing
Gross Assets	$1,484.7 million	$170.2 million	$597.2 million	$353.1 million
Net Equity	$315.1 million	$82.8 million	$88.6 million	$65.6 million
Personnel	90	56	67	263

According to the Federal Reserve, the U.S. commercial mortgage market including multi-family residences, and nonfarm, nonresidential mortgages totaled approximately $3.8 trillion as of December 31, 2016.  The commercial mortgage market is largely bifurcated by loan size between “large balance” loans and “small balance” loans.  Large balance commercial loans typically include those loans with original principal balances of at least $20 million and are primarily financed by insurance companies and commercial mortgage backed securities (“CMBS”) conduits.  SBC loans typically include those loans with original principal amounts of between $500,000 and $10 million and are primarily financed by community and regional banks, specialty finance companies and loans guaranteed under the SBA loan programs.

SBC loans are used by small businesses to purchase real estate used in their operations or by investors seeking to acquire small multi-family, office, retail, mixed use or warehouse properties. SBC loans represent a special category of commercial mortgage loans, sharing both commercial and residential mortgage loan characteristics. SBC loans are typically secured by first mortgages on commercial properties or other business assets, but because SBC loans are also often accompanied by personal guarantees, aspects of residential mortgage credit analysis are utilized in the underwriting process. Most SBC loans are fully amortizing on a schedule of up to 30 years.

The table presented below illustrates a summary of how our Manager categorizes SBC loans compared to other real estate loan asset classes.

Asset Class	Average Initial Principal Balance	Loan-to-value	Yield
Residential housing	~ $225,000	~ 80%	~ 4.0%
Large balance commercial loans	at least $20.0 million	~ 65%	~ 4.0%
Small balance commercial loans	~ $2.0 million	~ 60%	~ 7.0%

We rely on our Manager’s expertise in identifying SBC loans for us to acquire. Our Manager will make decisions based on a variety of factors, including expected risk-adjusted returns, credit fundamentals, liquidity, availability of financing, borrowing costs and macroeconomic conditions, as well as maintaining our REIT qualification and our exclusion from registration as an investment company under the 1940 Act. Our investment decisions will depend on prevailing market conditions and may change over time in response to opportunities available in different economic and capital market environments. As a result, we cannot predict the percentage of its equity that will be invested in any particular asset or strategy at any given time.

Our Loan Portfolio

      The table below presents a summary of the sourcing of our loan assets as of December 31, 2016 (in thousands):

Loan Type (In Thousands)	Segment	UPB	% of Total UPB	Carrying Amount	% of Total Carrying Amount		Fair Value	% of Total Fair Value
Acquired loans	Loan Acquisitions (1)	$ 493,374	25.1%	$ 429,236	23.2%		$ 436,176	22.9%
Originated SBC loans	SBC Conventional Originations	554,412	28.2	569,612	30.8		564,372	29.7
Originated Freddie loans	SBC Conventional Originations	17,162	0.9	17,311	0.9		17,311	0.9
Originated Transitional loans	SBC Conventional Originations	158,401	8.0	158,903	8.6		158,698	8.3
Acquired SBA 7(a) loans	SBA Originations, Acquisitions and Servicing	599,652	30.5	527,990	28.6		581,728	30.6
Originated SBA 7(a) loans	SBA Originations, Acquisitions and Servicing	16,112	0.8	15,414	0.8		15,071	0.8
Originated Residential Agency loans	Residential Mortgage Banking (2)	127,426	6.5	130,011	7.0		130,015	6.8
Total		$ 1,966,539	100.00%	$ 1,848,477	100.0%	%	$ 1,903,371	100.00%
(1) Excludes real estate acquired in settlement of loans. (2) Excludes MSR assets.

The table presented below illustrates additional information related to our SBC loans, SBA loans, SBC ABS, Residential mortgage loan originations, mortgage servicing rights and servicing rights (“MSRs”) for the year ended December 31, 2016 (in thousands):

		Average Carrying Value	Gross Yield(1)	Average Debt Balance	Debt Cost(2)	Gross Return on Equity(3)
Segment
Loan Acquisitions		$494,924	8.2%	$377,895	5.0%	18.4%
SBC conventional originations		674,853	6.4	481,873	4.2	11.9
SBA originations and acquisitions		633,826	6.6	552,127	3.2	30.2
Residential mortgage banking		43,079	14.9	27,890	2.0	38.5
Total	$	$ 1,846,682	7.1%	$1,439,785	3.9%	18.4%

(1)

Gross yields are based on total income, inclusive of interest income, servicing fee income, and other income generated with the creation of new MSRs for the year ended December 31, 2016. Interest income reflects the contractual interest rates and accretion of discounts based on our estimates of loan performance, including the amount, timing and present value of cash flows, prepayment rates and loss severities. Premiums and discounts associated with the loans at the time of purchase are amortized into interest income over the life of such loans using the effective yield method. Subsequent increases or decreases in the fair value of estimated cash flows will result in an adjustment to a loan’s gross yield. See ‘‘Item 8. Financial Statements and Supplementary Data — Note 3’’ included in this annual report on Form 10-K. The actual income in the periods subsequent to December 2016 will depend on a variety of factors that could impact loan performance, and accordingly, actual gross yield could vary significantly from the gross yields shown in the table.

(2)

We finance the assets included in the Investment Types through securitizations, re-securitizations, repurchase agreements, warehouse facilities and bank credit facilities. Interest expense is calculated based on interest expense for the year ended December 31, 2016. The cost and availability of our financing will depend on a variety of factors that could impact loan performance and gross ROE including those discussed under ‘‘Item 1A. Risk Factors — Risks Related to Financing and Hedging — Our inability to access funding could have a material adverse effect on our results of operations, financial condition and business. We rely on short-term financing and thus are especially exposed to changes in the availability of financing’’ included in this annual report on Form 10-K. Accordingly, actual gross ROE could vary significantly from the estimates shown in the table.

(3)

The gross ROE for each investment type is a percentage equal to the sum of the net interest income of the loans, plus servicing or other income, over the average net equity of the loans for the year ended December 31, 2016. The estimated annual net interest income of the loans represents the estimated gross yields, based on the average carrying values of the loans for the year ended December 31, 2016, less the estimated interest expense for such period, without giving effect to servicing or origination fee expenses, operating expenses or losses. In general, these fees consist of servicing fee expenses and advances for delinquent taxes, insurance and property maintenance. In addition, we pay disposition fees to contracted asset servicers and such fees vary depending on the investment return earned on the asset. Loan servicing fees in the aggregate are included on the statements of operations and by business segment in the segment reporting information included in “Item 8. Financial Statements and Supplementary Data - Note 26”included in this annual report on Form 10-K.

Our SBC Loan Acquisition Platform

Our SBC loan acquisition segment represents our investments in acquired SBC loans. We seek to maximize the value of acquired SBC loans through proprietary loan modification programs focused on keeping borrowers in their properties. Where this is not possible, such as in the case of many non-performing loans, we seek to effect property resolution through the use of resolution alternatives to foreclosure.

Our Manager specializes in acquiring SBC loans that are sold by banks, including as part of bank recapitalizations or mergers, and from other financial institutions such as thrifts and non-bank lenders. Other sources of SBC loans include special servicers of large balance SBC ABS and CMBS trusts, the FDIC as receiver for failed banks, servicers of non-performing SBA Section 7(a) Program loans, and CDCs originating loans under the SBA 504 program, GSEs, and state economic development authorities. Over the last several years, our Manager has developed relationships with many of these entities, primarily banks and their advisors. In many cases, we are able to acquire SBC loans through negotiated transactions, at times partnering with acquiring banks or private equity firms in bank acquisitions and recapitalizations. Our Manager estimates that, as of December 31, 2016, 75.0% of the transactions by UPB acquired and 75.0% of the number of transactions closed since it began its SBC loan strategy have been made through a negotiated transaction or in an auction process where our Manager competed with few, if any, other bidders. We believe that our Manager’s experience, reputation and ability to underwrite SBC loans make it an attractive buyer for this asset class, and that its network of relationships will continue to produce opportunities for it to acquire SBC loans on attractive terms.

Competition for SBC loan asset acquisitions has been limited due to the special servicing expertise required to manage SBC loan assets due to the small size of each loan, the uniqueness of the real properties that collateralize the loans, licensing requirements, the high volume of loans needed to build portfolios, and the need to utilize residential mortgage credit analysis in the underwriting process. These factors have limited institutional investor participation in SBC loan acquisitions, which has allowed us to acquire SBC loans with attractive risk-adjusted return profiles.

The following table summarizes our loan acquisitions since 2008, including acquisitions prior to the formation of our operating partnership in November 2011 when our business was operated as part of the Victoria Funds (in thousands), as of December 31, 2016:

Acquisition Year	Purchased UPB	Cost	Liquidated UPB	Liquidated Cost	Current UPB	Amortized Cost of Remaining Loans
2008	$21,887	$16,197	$20,108	$14,784	$1,577	$1,115
2009	18,604	9,351	16,754	8,326	1,682	1,616
2010	158,448	61,460	154,717	59,594	2,717	1,642
2011	356,378	233,444	299,524	189,969	47,577	41,412
2012	199,041	131,671	195,852	130,512	2,960	1,653
2013	220,437	150,473	131,625	86,793	77,135	56,394
2014	347,809	539,322	218,559	145,159	99,720	66,381
2015	218,484	208,999	38,025	36,069	149,801	143,436
2016	139,723	136,980	7,785	7,613	127,008	123,624
Total	$1,680,811	$1,487,897	$1,082,949	$678,819	$510,177	$437,273
(1)	Table includes real estate owned balances with current UPB of $16.8 million and a carrying value of approximately $8.0 million.

The following chart sets forth certain information as of December 31, 2016 related to the yields on our acquired loan portfolio:

The following table sets forth certain information as of December 31, 2016 related to our acquired loan portfolio (in thousands):

Contractual Status	Original UPB	Current UPB	Average UPB	Carrying Value	Average Cost	Weighted Average Interest Rate	Weighted Average Maturity
Current	$673,430	$421,800	$551	$390,031	$511	6.0%	January 2028
30+	9,967	7,661	383	6,224	311	4.8	February 2025
60+	1,490	1,016	508	1,006	503	4.5	November 2016
90+	18,387	12,742	554	9,734	423	5.4	March 2026
180+	55,143	38,942	487	15,167	190	5.2	August 2019
Bankruptcy	11,010	8,398	254	5,306	161	5.1	February 2027
Foreclosure	3,628	3,317	415	2,269	284	5.9	June 2027
REO	26,210	16,301	959	7,536	443	-	-
Total	$799,264	$510,177	$538	$437,273	$461	5.7%	December 2026

The following chart sets forth certain information as of December 31, 2016 related to the geographic concentration and collateral type of our acquired loan portfolio:

Waterfall’s extensive experience in securitization strategies for SBC loans dates to the first SBC ABS for performing loans and liquidating trusts for non-performing loans purchased from the Resolution Trust Corporation in 1993. In 2011, we believe we were the first post-financial crisis issuer of SBC ABS and have since completed 10 SBC bond issues backed by $1.4 billion of newly originated and acquired SBC and SBA 7(a) loan assets. The following table summarizes our acquired loan securitization activities:

Deal Name	Asset Class	Issuance	Ratings	Collateral Securitized	Advance Rate	Weighted Average Debt Cost
WVMT 2011-SBC1	SBC Acquired Loans - NPL	February 2011	NR(1)	$ 40.5 million	70.6%	7.0%
WVMT 2011-SBC2	SBC Acquired Loans	March 2011	DBRS(2)	97.7 million	84.1%	5.1%
WVMT 2011-SBC3	SBC Acquired Loans - NPL	October 2011	NR(1)	143.4 million	45.6%	6.4%
SCML 2015-SBC4	SBC Acquired Loans - NPL	August 2015	NR(1)	125.4 million	83.3%	4.0%
Total				$ 406.9 million	73.5%	5.2%
(1)	Not rated.
(2)	DBRS is an SEC-registered nationally recognized statistical rating organization.

Our Loan Origination Platforms

We originate SBC loans generally ranging in initial principal amount of between $500,000 and $10 million, and typically with a duration of six years at origination. Our origination platform, which focuses on first mortgage loans, provides conventional SBC mortgage financing for SBC properties nationwide through the following programs:

•

First mortgage loans. Loans for the acquisition or refinancing of stabilized properties secured by traditional commercial properties such as multi-family, office, retail, mixed use or warehouse properties, which are often guaranteed by the property owners. The loans are typically amortizing and have maturities of five to 20 years.

•

Transitional loans. Loans for the acquisition of properties requiring more substantial expenditures for stabilization, secured by traditional commercial properties such as multi-family, office, retail, mixed use or warehouse properties which may be guaranteed by the property owners. The loans are typically interest-only and have maturities of two to four years.

•

SBA loans. Loans secured by real estate, machinery, equipment and inventory that are guaranteed, typically 75% under the SBA Section 7(a) Programs. SBA loans include personal guarantees of the borrower and are typically amortizing and have maturities of seven to 25 years.

•

Freddie Mac loans. Origination of loans ranging from $1 to $5 million secured by multi-family properties through the recently launched Freddie Mac program. Loans are 90% guaranteed through the program. We sell qualifying loans to Freddie Mac, which, in turn, sells such loans to securitization structures. We are obligated to purchase the B-pieces secured by its underlying loans.

Additionally, as a large regional mortgage lender, we are approved to originate and service Fannie Mae, Freddie Mac and Ginnie Mae eligible loans through the residential mortgage loan programs. These include prime, subprime and alternative-A and alternative-B mortgage loans, which may be adjustable-rate, hybrid and/or fixed-rate residential mortgage loans and pay option adjustable rate mortgage loans (“ARMs”).

Our origination platforms include the following segments: (i) SBC Conventional Originations (ii) SBA Originations and (iii) Residential Mortgage Originations.

SBC Conventional Originations

We operate our SBC loan originations segment through ReadyCap Commercial. ReadyCap Commercial is a specialty-finance nationwide originator focused on originating commercial real estate mortgage loans through its conventional, agency multi-family and transitional loan programs. The following table summarizes the loan features of ReadyCap Commercial’s three product types:

	Stabilized Conventional/Agency Commercial Real Estate Lending		Transitional, Value-Add and Event Driven Commercial Real Estate Lending
	Conventional Product	Agency Multi-Family Product	Transitional Product
Loan Purpose	Purchase, Cash-Out Refinance, Rate & Term Refinance	Purchase, Cash-Out Refinance, Rate & Term Refinance	Purchase, Cash-Out Refinance, Rate & Term Refinance, Transitional
Product Highlights	Stabilized Properties, Single-Tenants, Earn-Outs	>= 90% Occupancy	Unstabilized Properties, Earn-outs, Rehab/Renovation, Construction, Lease Roll Issues, Vacancy Issues
Core Property Types	Multi-family, Mixed Use, Retail, Office, Industrial	Multi-family	Multi-family, Mixed Use, Retail, Office, Industrial
Rates	From 4.75% (Fixed)	From 3.0% (Fixed)	From 4.75% (Primarily Floating)
Loan Size	$750,000 - $10,000,000	$1,000,000 - $5,000,000	$5,000,000 - $20,000,000
Terms	2 - 10 Years	5 - 20 Years	< 5 Years
Amortization	20 - 30 Years	20 - 30 Years	Full Term Interest Only
Leverage	Up to 75% LTV	Up to 80% LTV	Up to 80% LTV
Take Out	Term Securitization	GSE Wrap Securitization	CLO Securitization
Origination Fees	Up to 1%	Up to 1%	Up to 1% & Up to 1% Exit Fee

Through December 31, 2016, we have originated more than $1.4 billion in SBC loans in 36 states since ReadyCap Commercial’s inception in September 2012.    The following chart summarizes our SBC conventional loan originations since ReadyCap Commercial’s formation:

As of December 31, 2016, our originated SBC loans held in our portfolio had a UPB of $730.0 million and a carrying value of approximately $745.8 million. Our originated SBC loans, substantially all of which are currently classified as performing loans, represented approximately 40.2% of the carrying value and 36.9% of the UPB of our total loan portfolio as of December 31, 2016.  The following table sets forth certain information as of December 31, 2016 related to our originated SBC conventional loans:

					Weighted Average
Asset Type	Loan Type	Number of Loans	UPB (in 000s)	Coupon Type(1)	Coupon	Debt Yield	Orig Fee	Exit Fee	Maturity	Original LTV	DSCR(2)	Collateral Type
Transitional	Sr. Mortgage	1	$8,539	FX	6.8%	26.8%	1.0%	0.0%	4.2	32.9%	1.72	Industrial, Mixed-Use, Multi-family, Office, Retail
Transitional	Sr. Mortgage	24	149,863	AR	6.8%	4.6%	2.7%	2.6%	1.7	75.1%	0.55	Mixed-Use, Multi-family, Office, Self-Storage
Freddie	Sr. Mortgage	8	17,162	FX	4.0%	9.3%	0.0%	0.0%	14.7	61.1%	1.79	Multi-family
SBC Investor	Sr. Mortgage	224	554,411	FX	6.0%	12.0%	0.6%	0.4%	5.7	64.4%	1.52	Data Center, Industrial, Mixed Use, Multi-family, Office, Retail, Self-Storage
Total		257	$729,975		6.1%	10.6%	1.0%	0.8%	5.1	66.2%	1.33

(1) “FX” refers to loans with fixed coupon interest rates and “AR” refers to loans with adjustable coupon interest rates.

(2) Represents the loan’s debt-service coverage ratio, which is the ratio of interest income available for debt servicing to interest and principal on the loan.

The following chart sets forth certain information as of December 31, 2016 related to the geographic concentration and collateral type of our originated SBC loan portfolio:

The following table summarizes our SBC originated loan securitization activities:

Deal Name	Asset Class	Issuance	Ratings	Collateral Securitized	Advance Rate	Weighted Average Debt Cost
RCMT 2014-1	SBC Originated Conventional	September 2014	MDY(1) / DBRS	$181.7 million	79.6%	3.2%
RCMT 2015-2	SBC Originated Conventional	November 2015	MDY / Kroll(2)	218.8 million	75.5%	4.0%
FRESB 2016-SB11	Originated Agency Multi-family	January 2016	GSE Wrap(3)	110.0 million	90.0%	2.8%
FRESB 2016-SB18	Originated Agency Multi-family	July 2016	GSE Wrap	118.0 million	90.0%	2.2%
RCMT 2016-3	SBC Originated Conventional	November 2016	MDY / Kroll	162.1 million	82.6%	3.4%
Total				$790.6 million	82.5%	3.2%
(1)	Moody’s is a rating agency and an SEC-registered nationally recognized statistical rating organization.
(2)	Kroll Bond Rating Agency is a rating agency and an SEC-registered nationally recognized statistical rating organization.
(3)	GSE wrap guarantee.

Additionally, ReadyCap has been approved by Freddie Mac as one of 11 originators and servicers for multi-family loan products under the Freddie Mac program. As of December 31, 2016, ReadyCap employs 56 people focused on originating and supporting the SBC loan origination business.

The SBC loan origination market is highly fragmented, with few dedicated lenders. Furthermore, we believe that as economic conditions continue to stabilize or strengthen, the volume of short-term loan extensions and restructurings of existing SBC loans will be reduced, resulting in increased opportunities for it to originate new SBC loans.

As illustrated by the following diagram, which shows real estate property values from July 2006 through October 31, 2016, while commercial property prices have fully recovered to their 2007 peak, SBC property prices have increased only 21.5% from the 2012 trough.  We believe this trend suggests continued tight credit in SBC lending and supports our belief that credit spreads in the SBC loan asset class should for the foreseeable future remain wider compared to large balance commercial mortgage loans.  As a result, we believe that as the economy strengthens, we will see increased demand for loans directly from borrowers and this increased demand will provide us with attractive opportunities to originate loans.

We believe that we have significant opportunity to originate SBC loans at attractive risk-adjusted returns. We believe that many banks have restrictive credit guidelines for our target assets. In addition, large banks are not focused on the SBC market and smaller banks only lend in specific geographies. We see an opportunity to earn an attractive risk spread premium by lending to borrowers that do not fit the credit guidelines of many banks. We believe that increased demand, coupled with the fragmentation of the SBC lending market, provides us with attractive opportunities to originate loans to borrowers with strong credit profiles and real estate collateral that supports ultimate repayment of the loans.

We expect to continue to source SBC loan originations through the following loan origination channels:

•

Direct and indirect lending relationships.  We will generate origination loan leads directly through our extensive relationships with commercial real estate brokers, bank loan officers and mortgage brokers that refer leads to our loan officers. To a lesser extent, we will also source loan leads through commercial real estate realtors, trusted advisors such as financial planners, lawyers, and CPAs and through direct-to-the-borrower transactions.

•

Other direct origination sources for SBC loans.  From time to time, we may enter into strategic alliances and other referral programs with servicers, sub-servicers, strategic partners and vendors targeted at the refinancing of SBC loans.

SBA Origination, Acquisition and Servicing Platform

We operate our SBA loan origination, acquisition, and servicing segment through ReadyCap Lending. We acquire, originate and service owner-occupied loans guaranteed by the SBA under the SBA Section 7(a) Program through  ReadyCap Lending’s license, one of only 14 licensed non-bank SBLC’s. In the future, we may also originate SBC loans for real estate under the SBA 504 loan program, pursuant to which the SBA guarantees subordinated, long-term financing.

We believe investor demand for pass-through securities backed by the guaranteed portions of SBA Section 7(a) Program loans has been strong because the principal and interest payments are guaranteed by the full faith and credit of the United States Government. For this reason, we believe that SBA participating lenders that have sold the guaranteed portions of SBA Section 7(a) Program loans in recent years have been able to recognize attractive gains.

The SBA was created out of the Small Business Act in 1953. The SBA’s function is to protect the interests of small businesses. The SBA classifies a small business as a business that is organized for profit and is an independently owned and operating primarily within the United States with less than $15 million in tangible net worth and not more than $5 million in average after-tax net income. The SBA supports small businesses by administering several programs that provide loan guarantees against default on qualified loans made to eligible small businesses.

The SBA Section 7(a) Program is the SBA’s primary program for providing financing for start-up and existing small businesses. The SBA typically guarantees 75% of qualified loans over $150,000. While the eligibility requirements of the SBA Section 7(a) Program vary depending on the industry of the borrower and other factors, the general eligibility requirements include the following: (i) gross sales of the borrower cannot exceed size standards set by the SBA (e.g., $30.0 million for limited service hospitality properties) or, alternatively, average net income cannot exceed $5.0 million for the most recent two fiscal years, (ii) liquid assets of the borrower and affiliates cannot exceed specified limits, (iii) tangible net worth of the borrower must be less than $15.0 million, (iv) the borrower must be a U.S. citizen or legal permanent resident and (v) the maximum aggregate SBA loan guarantees to a borrower cannot exceed $3.75 million. The table below provides information on the SBA Section 7(a) Program’s key features, including its eligible uses, maximum loan amount, loan maturity, interest rate, guarantee fee, yearly fee and personal guarantee.

Key Feature	Program Summary
Use of Proceeds	Fixed assets, working capital, financing of start-up or to purchase an existing business. Some debt payment allowed but lender’s loan exposure may not be reduced with the proceeds.
Maximum Loan Amount	$5,000,000
Maturity	Five to seven years for working capital and up to 25 years for equipment and real estate. All other loan purposes have a maximum term of ten years.
Interest Rate

Negotiated between applicant and lender and is subject to maximums. The current maximums are Prime Rate plus 2.25% for maturities fewer than seven years and Prime Rate plus 2.75% for maturities of seven years for longer. Spreads on loans with an initial UPB below $50,000 have higher maximums.

Guaranty Fee

Based on the loan’s maturity and the dollar amount guaranteed. The lender initially pays the guaranty fee and has the option to pass the expense on to the borrower at closing. A fee of 0.25% of the guaranteed portion of the loan is charged for loans with maturities of 12 months or less. For loans with maturities over 12 months, the fees are 2% for loans of $150,000 or less; 3% for loans of $150,001 to $700,000; 3.5% for loans over $700,000; and 3.75% for guaranteed portion over $1 million.

Yearly Fee	The on-going yearly fee due from lenders to SBA is 0.52% of the guaranteed portion of the outstanding balance on the 7(a) loan.
Personal Guarantee	Required from all owners of 20% or more of the equity of the business. Lenders can require personal guarantees of owners with less than 20% ownership.

Sources:  SBA, Business Development Corporation, Office of the Comptroller of the Currency, Congressional Research Service

      Our return on equity related to the SBA 7(a) program is generated through retained yield on the unguaranteed principal balance as well as sale premium and retained servicing on the guaranteed principal balance as displayed by the following:

      The following table sets forth certain information as of December 31, 2016 related to our acquired SBA 7(a) loan portfolio (in thousands):

Contractual Status	Original UPB	Current UPB	Average UPB	Carrying Value	Average Cost	Weighted Average Rate	Weighted Average Maturity
Current	$ 1,146,288	$ 555,076	$ 267	$ 501,184	$ 241	5.2%	November 2013
30+	45,858	12,068	128	10,107	108	5.5	April 2011
60+	24,950	7,342	179	5,608	137	5.3	June 2010
90+	18,395	4,434	120	2,656	72	5.2	May 2012
180+	70,118	13,306	112	4,698	39	5.3	January 2010
Bankruptcy	35,262	6,926	117	3,236	55	5.0	December 2010
REO	9,041	501	36	501	36	-	-
Total	$ 1,349,913	$ 599,652	$ 245	$ 527,990	$ 216	5.2%	August 2013

We have originated more than $51.5 million in SBA loans in 24 states since the program’s inception in mid-2015 through December 31, 2016. As of December 31, 2016, our originated SBA loans held in our loan portfolio had a UPB of $16.1 million and a fair value of approximately $15.1 million. The following table sets forth certain information as of December 31, 2016 related to our originated SBA loans (loan balances in thousands):

						Weighted Average
Asset Type	Number of Loans	UPB (Owned)	Guaranteed Balance	Carrying Amount	Coupon Type	Coupon	Service Fee	Maturity	Collateral Type

SBA 7(a)	76	$16,112	$12,642	$15,414	AR	6.0%	0.9%	Oct-35	Professional services, Day Care, Food & Lodging, Other

The following table sets forth certain information as of December 31, 2016 related to our sale of originated SBA loans (in thousands):

Quarter	Proceeds Received for Sale of Guaranteed Portion of Loans (in 000s)	UPB Sold (in 000s)	Net Proceeds (in 000s)	Weighted Average Sales Premium
Q3 2014	$ 51,767	$ 49,392	$ 2,375	4.8%
Q4 2014	1,252	1,252	-	-
Q1 2016	10,344	9,271	1,072	11.6
Q2 2016	6,964	6,186	778	12.6
Q3 2016	14,414	12,879	1,535	11.9
Q4 2016	12,857	11,732	1,125	9.6
Total	$ 97,598	$ 90,713	$ 6,885	7.59%

      The following table sets forth certain information as of December 31, 2016, related to our SBA servicing portfolio (in thousands):

Origination Vintage	Serviced Principal Balance (in 000s)	Weighted Average Servicing Fee	Weighted Average Remaining Term (in months)	% in Default (1)
< 1994	$69	1.7%	33	0.0%
1995 - 1999	6,916	1.3	71	19.5
2000 - 2004	92,453	1.5	114	7.5
2005 - 2009	410,568	1.9	151	9.2
2010 - 2014	108,982	2.0	206	6.2
2015 <	38,085	0.9	224	4.0
Total	$657,073	1.8%	158	8.3%
(1) Greater than or equal to 90-day equivalent

The following chart sets forth certain information as of December 31, 2016 related to the geographic and collateral concentration of our originated and acquired SBA portfolio:

      We use the securitization markets to access term financing on the unguaranteed retained portion of the SBA 7(a) Program loans. The following table summarizes our SBA loan securitization activities:

Deal Name	Asset Class	Issuance	Ratings	Collateral Securitized	Advance Rate	Weighted Average Debt Cost
RCLT 2015-1	SBA 7(a) Loans	June 2015	S&P(1)	$ 189.5 million	60.6%	1.9%
(1)	S&P is a rating agency and an SEC-registered nationally recognized statistical rating organization.

Residential Mortgage Origination Platform

In connection with our merger with ZAIS Financial on October 31, 2016, as described above, we added a residential mortgage loan origination component through GMFS, our wholly-owned subsidiary.  GMFS currently originates loans that are eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, VA and USDA through retail, correspondent and broker channels. GMFS is licensed in 29 states and provides a wide range of residential mortgage services, including home purchase financing, mortgage refinancing, reverse mortgages, new construction loans and condo financing. GMFS operates through 12 retail branches located in Louisiana, Georgia, Mississippi, Alabama, and Texas. GMFS employs both a servicing retained and servicing released execution strategy, while retaining approximately 85-90% of current production.  Our residential mortgage loan portfolio represented approximately 7.0% of the carrying value and 6.5% of the UPB of our total loan portfolio as of December 31, 2016. Our residential mortgage origination platform employed a total of 263 people as of December 31, 2016.

GMFS adds a residential origination platform to our sourcing capabilities, allowing access to new credit investment opportunities while controlling the origination process.  We believe we can enhance and grow the GMFS origination platform through better access to capital and an expanded product offering. In addition, using this platform we intend to continue to invest in MSRs through retention and secondary market transactions and to selectively pursue new residential product offerings.

Highlights of the historical GMFS origination activity by purpose for the year ended December 31, 2016 is as follows:

      The following table sets forth certain historical information related to the GMFS servicing of residential mortgage loans:

      The following chart sets forth certain information as of December 31, 2016 related to the geographic concentration of our originated residential loan portfolio:

      Highlights of the GMFS operating activity (which is included in our residential mortgage banking segment) for the year ended December 31, 2016 are as follows:

Mortgage originations (1) (2)
Unpaid principal balance	$ 2.2 billion
Percentage of originations
Purchases	66.7%
Refinancing	33.3%

Interest rate locks entered into	$ 2.7 billion

Mortgage loans sold (1) (2)
Unpaid principal balance	$ 2.2 billion
Percentage of unpaid principal balance
Fannie Mae or Freddie Mac securitizations	66.2%
Ginnie Mae securitizations	25.3%
Other investors	8.5%

(1) Excludes reverse mortgages.
(2) Balances include 10 months of activity prior to the merger with ZAIS Financial on October 31, 2016.

     Our management team has extensive experience and an established track record of operating through multiple market cycles.  We primarily originate, sell and service conventional, conforming agency and government insured residential mortgage loans originated or acquired through our three channels: retail, correspondent and wholesale. Our mortgage lending operation generates origination and processing fees, net of origination costs, at the time of origination as well as gains or unexpected losses when the loans are sold to third party investors, including the GSEs and Ginnie Mae. We retain servicing rights from the mortgage originations and earn servicing fees, net of sub-servicer costs, from our mortgage servicing portfolio.

We believe that we have a significant opportunity to expand our footprint within the mortgage banking industry through:

•	Expansion of our Texas operation (launched in the Fall of 2015), which originates loans through our retail, correspondent, and wholesale channels.

•	Increased penetration of existing clients and through the addition of new branches and independent originators in our correspondent and wholesale channels.

•	Opportunistic geographic expansion in our retail channel.

Our Loan Pipeline

  We have a large and active pipeline of potential acquisition and origination opportunities that are in various stages of our investment process. We refer to assets as being part of our acquisition pipeline or our origination pipeline if:

•

an asset or portfolio opportunity has been presented to us and we have determined, after a preliminary analysis, that the assets fit within our investment strategy and exhibit the appropriate risk/reward characteristics and

•

in the case of acquired loans, we have executed a non-disclosure agreement (“NDA”) or an exclusivity agreement and commenced the due diligence process or we have executed more definitive documentation, such as a letter of intent (“LOI”), and in the case of originated loans, we have issued a LOI, and the borrower has paid a deposit.

As of December 31, 2016, our Manager has identified approximately $665.2 million in potential assets as measured by the UPB of the loans, comprised of:

•

$157.8 million in potential acquisitions of conventional SBC loans, with $22.0 million relating to potential loan acquisitions for which our Manager has entered into LOIs or for which it has agreed on pricing terms with the sellers

•	$90.0 million in potential acquisitions of SBA loans,

•	$151.2 million in SBC loan originations,

•	$66.2 million in SBA loan originations, and

•	$200 million in commitments to originate residential agency loans.

We operate in a competitive market for investment opportunities and competition may limit our ability to originate or acquire the potential investments in the pipeline. The consummation of any of the potential loans in the pipeline depends upon, among other things, one or more of the following: available capital and liquidity, our Manager’s allocation policy, satisfactory completion of our due diligence investigation and investment process, approval of our Manager’s Investment Committee, market conditions, our agreement with the seller on the terms and structure of such potential loan, and the execution and delivery of satisfactory transaction documentation. Historically, we have acquired less than a majority of the assets in our Manager’s pipeline at any one time and there can be no assurance the assets currently in its pipeline will be acquired or originated by our Manager in the future.

FINANCING STRATEGY

We use prudent leverage to increase potential returns to our stockholders. We finance the loans we originate primarily through securitization transactions, as well through other borrowings. We also plan to sell the guaranteed portion of our SBA loan originations in the secondary market.

Our Manager’s extensive experience in non-performing and performing loan acquisition, origination, servicing and securitization strategies has enabled us to complete ten securitizations of SBC loan and SBA 7(a) loan assets since January 2011, issuing bonds with an aggregate face value of $1.4 billion. SBC securitization structures are non-recourse and typically provide debt equal to 50% to 80% of the cost basis of the SBC assets. Non-performing SBC ABS involve liquidating trusts with liquidation proceeds used to repay senior debt. Performing SBC ABS involve longer-duration trusts with principal and interest collections allocated to senior debt and losses on liquidated loans to equity and subordinate tranches. Our strategy is to continue to finance our assets through the securitization market, which will allow us to continue to match fund the SBC loans pledged as collateral to secure these securitizations on a long-term non-recourse basis.

We anticipate using other borrowings as part of our financing strategy, including re-securitizations, repurchase agreements, warehouse facilities, bank credit facilities (including term loans and revolving facilities), and public and private equity and debt issuances.

As of December 31, 2016, our committed and outstanding financing arrangements included:

•	six committed credit facilities and three master repurchase agreements to finance our SBC, SBA and residential mortgage loans with $564.1 million of borrowings outstanding;

•	$492.9 million of securitized debt obligations outstanding from $1.4 billion in ABS, which financed our whole loan acquisitions and SBC originations; and

•	master repurchase agreements with four counterparties to fund our acquisition of SBC ABS and short term investments with $363.4 million of borrowings outstanding.

On February 13, 2017, ReadyCap Holdings, LLC (“ReadyCap Holdings”), an indirect wholly-owned subsidiary of our Company, issued $75.0 million in aggregate principal amount of its 7.50% Senior Secured Notes due 2022 (the “Notes”) in a private placement.  The Notes are senior secured obligations of ReadyCap Holdings and payments of the amounts due on the Notes are fully and unconditionally guaranteed (the “Guarantees”) by the Company, our operating partnership, Sutherland Asset I, LLC ( “Sutherland Asset I”) and ReadyCap Commercial, a wholly-owned subsidiary of ReadyCap Holdings (collectively, the “Guarantors,” and each a “Guarantor”).

Although we are not required to maintain any specific debt-to-equity leverage ratio, the amount of leverage we may employ for particular assets will depend upon the availability of particular types of financing and our Manager’s assessment of the credit, liquidity, price volatility and other risks of those assets and financing counterparties. We are currently targeting on a debt-to-equity basis, 3:1 to 4:1 leverage on performing SBC loans we purchase or originate and finance through non-recourse securitization structures and 1:1 to 3:1 leverage on non-performing SBC loans that we purchase. Our expected leverage ratios for our recourse debt are 1.5:1 to 3:1. We believe that these target leverage ratios are conservative for these asset classes and exemplify the conservative levels of borrowings we intend to use over time. We intend to use leverage for the primary purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. We may, however, be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements that we may enter into in the future, and we may be subject to margin calls as a result of our financing activity. At December 31, 2016, we had a leverage ratio of 2.6x on a debt-to-equity basis, 2.0x excluding $319.7 million in outstanding borrowings under repurchase agreements on U.S Treasury securities.

HEDGING STRATEGY

Subject to maintaining our qualification as a REIT, we may use derivative financial instruments (or hedging instruments), including interest rate swap agreements, interest rate cap agreements, options on interest rate swaps, or swaptions, financial futures, structured credit indices, and options in an effort to hedge the interest rate and credit spread risk associated with the financing of our portfolio. Specifically, we attempt to hedge our exposure to potential interest rate mismatches between the interest we earn on our assets and our borrowing costs caused by fluctuations in short-term interest rates, and we intend to hedge our SBC loan originations from the date the interest rate is locked until the loan is included in a securitization. We also use hedging instruments in connection with our residential mortgage loan origination platform in an attempt to offset some of the impact of prepayments on our loans. In particular, we use MBS forward sales contracts to manage the interest rate price risk associated with the interest rate lock commitments we make with potential borrowers.  In utilizing leverage and interest rate hedges, our objectives include, where desirable, locking in, on a long-term basis, a spread between the yield on our assets and the cost of our financing in an effort to improve returns to our stockholders. We will undertake to hedge our originated loan inventory pending securitization with respect to changes in securitization liability cost resulting from both changes in benchmark treasuries and credit spreads. Hedges are periodically re-balanced to match expected duration of the securitization and are closed at securitization issuance with the resulting gain or loss allocated to the retained basis in the securitization with the objective of protecting the yield for the aforementioned changes in securitization liabilities.

CORPORATE GOVERNANCE

We strive to maintain an ethical workplace in which the highest standards of professional conduct are practiced.

•

Our board of directors is composed of a majority of independent directors. The Audit, Nominating and Corporate Governance and Compensation Committees of our board of directors are composed exclusively of independent directors.

•

In order to foster the highest standards of ethics and conduct in all business relationships, we have adopted a Code of Conduct and Ethics policy, which covers a wide range of business practices and procedures, that applies to our officers, directors, employees, if any, and independent contractors, to our Manager and our Manager’s officers and employees, and to any of our affiliates or affiliates of the Manager, and such affiliates’ officers and employees, who provide services to us or the Manager in respect of our Company. In addition, we have implemented Whistleblowing Procedures for Accounting and Auditing Matters and Code of Conduct and Ethics Violations (the “Whistleblower Policy”) that set forth procedures by which any Covered Persons (as defined in the Whistleblower Policy) may raise, on a confidential basis, concerns regarding, among other things, any questionable or unethical accounting, internal accounting controls or auditing matters and any potential violations of the Code of Conduct and Ethics with our Audit Committee or the Chief Compliance Officer.

•

We have adopted an Insider Trading Policy for Trading in the Securities of our Company (the “Insider Trading Policy”), that governs the purchase or sale of our securities by any of our directors, officers, and associates (as defined in the Insider Trading Policy), if any, and independent contractors, as well as officers and employees of the Manager and our officers, employees and affiliates, and that prohibits any such persons from buying or selling our securities on the basis of material non-public information.

COMPETITION

We compete with numerous regional and community banks, specialty-finance companies, savings and loan associations and other entities, and we expect that others may be organized in the future. The effect of the existence of additional REITs and other institutions may be increased competition for the available supply of SBC and SBA assets suitable for purchase, which may cause the price for such assets to rise. Additionally, origination of SBC loans, SBA loans and residential agency loans by our competitors may increase the availability of these loans, which may result in a reduction of interest rates on these loans.

In the face of this competition, we expect to have access to our Manager’s professionals and their industry expertise, which may provide us with a competitive advantage in sourcing transactions and help it assess acquisition and origination risks and determine appropriate pricing for potential assets. Additionally, we believe that we are currently one of only a handful of active market participants in the secondary SBC loan market. Due to the special servicing expertise needed to effectively manage these assets, the small size of each loan, the uniqueness of the real properties that collateralize the loans and the need to bring residential mortgage credit analysis into the underwriting process, we expect a competitive demand for these assets to remain constrained. We seek to manage credit risk through our loan-level pre-origination or pre-acquisition due diligence and underwriting processes, which as of December 31, 2016 has limited the amount of realized losses. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see “Item 1A - Risk Factors -- New entrants in the market for SBC loan acquisitions and originations could adversely impact our ability to acquire SBC loans at attractive prices and originate SBC loans at attractive risk-adjusted returns.”

EMPLOYEES; STAFFING

We are managed by Waterfall pursuant to the management agreement with Waterfall. Frederick Herbst, who is employed by Waterfall and serves as our Chief Financial Officer, is dedicated exclusively to us, and five of Waterfall’s accounting professionals are also dedicated primarily to us. Waterfall or we may in the future hire additional personnel that may be dedicated to our business. Waterfall is not, however, obligated under the management agreement to dedicate any of its personnel exclusively to our business, nor is it or its personnel obligated to dedicate any specific portion of its or their time to our business. Accordingly, with the exception of our Chief Financial Officer, our executive officers are not required to devote any specific amount of time to our business. We are responsible for the costs of our own employees. However, with the exception of our ReadyCap Commercial, ReadyCap Lending and GMFS subsidiaries, which will employ its own personnel, we do not expect to have our own employees.

Our corporate headquarters are located at 1140 Avenue of the Americas, 7th Floor, New York, NY 10036, and our telephone number is (212) 257-4600.

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth certain information with respect to our directors and executive officers.

Name	Age	Position with the Company
Thomas E. Capasse	59	Chairman of the Company Board of Directors and Chief Executive Officer
Jack J. Ross	59	President and Director
Frederick C. Herbst	59	Chief Financial Officer
Thomas Buttacavoli	39	Chief Investment Officer

Set forth below is biographical information for our executive officers and other key personnel.

Thomas E. Capasse is a Manager and co-founder of our Manager. Mr. Capasse also serves as Chairman of our board of directors and our Chief Executive Officer. Prior to founding Waterfall, Mr. Capasse managed the principal finance groups at Greenwich Capital from 1995 until 1997, Nomura Securities from 1997 until 2001, and Macquarie Securities from 2001 until 2004. Mr. Capasse has significant and long-standing experience in the securitization market as a founding member of Merrill Lynch’s ABS Group (1983 – 1994) with a focus on MBS transactions (including the initial Subprime Mortgage and Manufactured Housing ABS) and experience in many other ABS sectors. Mr. Capasse began his career as a fixed income analyst at Dean Witter and Bank of Boston. Mr. Capasse received a Bachelor of Arts degree in Economics from Bowdoin College in 1979.

Jack J. Ross is a Manager and co-founder of our Manager. Mr. Ross also serves as our President and as a member of our board of directors. Prior to founding Waterfall in January 2005, Mr. Ross was the founder of Licent Capital, a specialty broker/dealer for intellectual property securitization. From 1987 until 1999, Mr. Ross was employed by Merrill Lynch where he managed the real estate finance and ABS groups. Mr. Ross began his career at Drexel Burnham Lambert where he worked on several of the early ABS transactions and at Laventhol & Horwath where he served as a senior auditor. Mr. Ross received a Masters of Business Administration degree in Finance with distinction from the University of Pennsylvania’s Wharton School of Business in 1984 and a Bachelor of Science degree in Accounting, cum laude, from the State University of New York at Buffalo in 1978.

Thomas Buttacavoli is a Manager, Managing Director and co-founder of our Manager. Mr. Buttacavoli serves as our Chief Investment Officer and Portfolio Manager of our SBC loan portfolio. Prior to joining Waterfall in 2005, Mr. Buttacavoli was a Structured Finance Analyst specializing in intellectual property securitization at Licent Capital. Prior to joining Licent Capital, he was a Strategic Planning Analyst at BNY Capital Markets. Mr. Buttacavoli started his career as a Financial Analyst within Merrill Lynch’s Partnership Finance Group. Mr. Buttacavoli received a Bachelor of Arts degree in Finance and Accounting from New York University’s Stern School of Business in 1999.

Frederick C. Herbst serves as the Managing Director of our Manager and as our Chief Financial Officer. Prior to 2009, Mr. Herbst was Chief Financial Officer of Clayton Holdings, Inc., a publicly traded provider of analytics and due diligence services to participants in the mortgage industry. Prior to Clayton Holdings, he was Chief Financial Officer of Arbor Realty Trust, Inc., a publicly traded real estate investment trust, from 2003 until 2005, and of Arbor Commercial Mortgage, LLC from 1999 until 2005. Prior to joining Arbor, Mr. Herbst was Chief Financial Officer of The Hurst Companies, Inc., Controller with The Long Island Savings Bank, FSB, Vice President Finance with Eastern States Bankcard Association and a Senior Manager with Ernst & Young. Mr. Herbst received a Bachelor of Arts degree in Accounting from Wittenberg University in 1979. Mr. Herbst became a Certified Public Accountant in 1983.

AVAILABLE INFORMATION

We maintain a website at www.sutherlandam.com and will make available, free of charge, on our website (a) our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (collectively, “Company Documents”) filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Director Independence Standards, (d) Code of Conduct and Ethics and (e) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the board of directors. Company Documents filed with, or furnished to, the SEC are also available for review and copying by the public at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 and at the SEC’s website at www.sec.gov. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. We provide copies of our Corporate Governance Guidelines and Code of Conduct and Ethics, free of charge, to stockholders who request such documents. Requests should be directed to Jacques Cornet, ICR, Inc., at 685 Third Avenue, 2nd Floor, New York, NY 10017.

Item 1A. Risk Factors.

Our business and operations are subject to a number of risks and uncertainties, the occurrence of which could adversely affect our business, financial condition, consolidated results of operations and ability to make distributions to stockholders and could cause the value of our capital stock to decline. Please refer to the section entitled “Forward-Looking Statements.”

Risks Related to Our Business

We anticipate that a significant portion of our investments will be in the form of SBC loans that are subject to increased risks.

Our acquired non-performing loans represented in the aggregate 4.5% of the UPB and 2.3% of the carrying value, of our total loan portfolio as of December 31, 2016. As of December 31, 2016, our 360 non-performing loans had a current unpaid principal balance of $88.1 million and a carrying value of $43.1 million. We consider a loan to be performing if the borrower is current on 100% of the contractual payments due for principal and interest during the most recent 90 days. We consider a loan to be non-performing if the borrower does not meet the criteria of a performing loan. Non-performing SBC loans are subject to increased risks of credit loss for a variety of reasons, including, the underlying property is too highly-leveraged or the borrower has experienced financial distress. Whatever the reason, the borrower may be unable to meet its contractual debt service obligation to us or our subsidiaries. Non-performing SBC loans may require a substantial amount of workout negotiations and/or restructuring, which may divert our attention from other activities and entail, among other things, a substantial reduction in the interest rate or capitalization of past due interest. However, even if restructurings are successfully accomplished, risks still exist that borrowers will not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity. Additional risks inherent in the acquisition of non-performing SBC loans include undisclosed claims, undisclosed tax liens that may have priority, higher legal costs and greater difficulties in determining the value of the underlying property.

As of December 31, 2016 the average loan-to-value (“LTV”), of ReadyCap’s originated portfolio was 63%. The weighted LTV of our acquired loans was 68% as of December 31, 2016. If such SBC loans with higher LTV ratios become delinquent, we may experience greater credit losses compared to lower-leveraged properties. Additional risks inherent in the acquisition of delinquent SBC loans include undisclosed claims, undisclosed tax liens that may have priority, higher legal costs and greater difficulties in determining the value of the underlying property.

The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets.

A portion of the SBC loans and asset-backed securities (“ABS”) we own, acquire or originate may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less value than the value at which we have previously recorded our assets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Waterfall’s due diligence of potential SBC loans and ABS assets may not reveal all of the liabilities associated with such SBC loans and ABS assets and may not reveal the other combined weaknesses in such SBC loans and ABS assets, which could lead to investment losses.

Before making an investment, Waterfall calculates the level of risk associated with the SBC loan to be acquired or originated based on several factors which include the following: a complete review of seller’s data files, including data integrity, compliance review and custodial file review; rent rolls and other property operating data; personal credit reports of the borrower and owner and/or operator; property valuation review; environmental review; and tax and title search. In making the assessment and otherwise conducting customary due diligence, we will employ standard documentation requirements and require appraisals prepared by local independent third party appraisers it selects. Additionally, we will seek to have sellers provide representations and warranties on SBC loans we acquire, and if we are unable to obtain representations and warranties, we will factor the increased risk into the price we pay for such loans. Despite our review process, there can be no assurance that our due diligence process will uncover all relevant facts or that any investment will be successful.

If Waterfall underestimates the credit analysis and the expected risk adjusted return relative to other comparable investment opportunities, we may experience losses.

Waterfall expects to value our SBC and SBC ABS investments based on an initial credit analysis and the investment’s expected risk adjusted return relative to other comparable investment opportunities available to us, taking into account estimated future losses on the mortgage loans, and the estimated impact of these losses on expected future cash flows. Waterfall’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that Waterfall underestimates the losses relative to the price we pay for a particular SBC or SBC ABS investment, we may experience losses with respect to such investment.

The failure of a third-party servicer or the failure of our own internal servicing system to effectively service our portfolio of mortgage loans would materially and adversely affect us.

Most mortgage loans and securitizations of mortgage loans require a servicer to manage collections for each of the underlying loans. We will service our loan portfolio under a “component servicing” model (which includes the use of primary servicing by nationally recognized servicers and sub-servicing by participants in our Qualified Partner Program (“QPP”), who specialize in assets for the particular region in which the asset sits), which allows for highly customized loss mitigation strategies for non-performing and performing loans. Performing SBC loans (either loans purchased with historical activity, i.e., not originated, purchased in the secondary market or ReadyCap originations) will be securitized with us retaining the subordinate tranches. KeyBank Real Estate Capital (“KeyBank”), performs both primary and special servicing with all loss mitigation decisions directed by Waterfall (which also maintains an option to purchase delinquent loans from the securitization trust). Non-performing SBC loans are serviced either through an approved SBC primary servicer providing both primary and special servicing or providing only primary servicing with special servicing contracted to smaller regionally focused SBC operators and servicers who gain eligibility to participate in its QPP. Servicers’ responsibilities include providing collection activities, loan workouts, modifications and refinancings, foreclosures, short sales, sales of foreclosed real estate and financings to facilitate such sales. Both default frequency and default severity of loans may depend upon the quality of the servicer. If a servicer is not vigilant in encouraging the borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If a servicer takes longer to liquidate non-performing assets, loss severities may be higher than originally anticipated. Higher loss severity may also be caused by less competent dispositions of real estate owned (“REO”), properties.

We will seek to increase the value of non-performing loans through special servicing activities that will be performed by our participating special servicers. Servicer quality is of prime importance in the default performance of SBC loans and SBC ABS. Many servicers have gone out of business in recent years, requiring a transfer of loan servicing to another servicer. Should we have to transfer loan servicing to another servicer, the transfer of loans to a new servicer could result in more loans becoming delinquent because of confusion or lack of attention. Servicing transfers involve notifying borrowers to remit payments to the new servicer, and these transfers could result in misdirected notices, misapplied payments, data input errors and other problems. Industry experience indicates that mortgage loan delinquencies and defaults are likely to temporarily increase during the transition to a new servicer and immediately following the servicing transfer. Further, when loan servicing is transferred, loan servicing fees may increase, which may have an adverse effect on the credit support of assets held by us.

Effectively servicing our portfolio of SBC loans is critical to our success, particularly given our strategy of maximizing the value of our portfolio with our loan modifications, loss mitigation, restructuring and other special servicing activities, and therefore, if one of our servicers fails to effectively service the portfolio of mortgage loans, it could have a material and adverse effect on our business, results of operations and financial condition.

The bankruptcy of a third-party servicer would adversely affect our business, results of operation and financial condition.

Depending on the provisions of the agreement with the servicer of any of our SBC loans, the servicer may be allowed to commingle collections on the mortgage loans owned by us with its own funds for certain periods of time (usually a few business days) after the servicer receives them. In the event of a bankruptcy of a servicer, we may not have a perfected interest in any collections on the mortgage loans owned by us that are in that servicer’s possession at the time of the commencement of the bankruptcy case. The servicer may not be required to turn over to us any collections on mortgage loans that are in its possession at the time it goes into bankruptcy. To the extent that a servicer has commingled collections on mortgage loans with its own funds, we may be required to return to that servicer as preferential transfers all payments received on the mortgage loans during a period of up to one year prior to that servicer’s bankruptcy.

If a servicer were to go into bankruptcy, it may stop performing its servicing functions (including any obligations to advance moneys in respect of a mortgage loan) and it may be difficult to find a third party to act as that servicer’s successor. Alternatively, the servicer may take the position that unless the amount of its compensation is increased or the terms of its servicing obligations are otherwise altered it will stop performing its obligations as servicer. If it were to be difficult to find a third party to succeed the servicer, we may have no choice but to agree to a servicer’s demands. The servicer may also have the power, with the approval of the bankruptcy court, to assign its rights and obligations to a third party without our consent, and even over its objections, and without complying with the terms of the applicable servicing agreement. The automatic stay provisions of Title 11 of the United States Code (the “Bankruptcy Code”), would prevent (unless the permission of the bankruptcy court were obtained) any action by us to enforce the servicer’s obligations under its servicing agreement or to collect any amount owed to us by the servicer. The Bankruptcy Code also prevents the removal of the servicer as servicer and the appointment of a successor without the permission of the bankruptcy court or the consent of the servicer.

Any costs or delays involved in the completion of a foreclosure or liquidation of the underlying property may further reduce proceeds from the property and may increase the loss.

In the future, it is possible that we may find it necessary or desirable to foreclose on some, if not many, of the SBC loans we acquire, and the foreclosure process may be lengthy and expensive. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us including, without limitation, numerous lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action and force us into a modification of the SBC loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can sometimes take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process. Foreclosure may create a negative public perception of the related mortgaged property, resulting in a decrease in its value. Even if we are successful in foreclosing on a SBC loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover its cost basis in the SBC loan, resulting in a loss to us. Furthermore, any costs or delays involved in the completion of a foreclosure of the SBC loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss. Any such reductions could materially and adversely affect the value of the commercial SBC loans in which we invests and, therefore, could have a material and adverse effect on our business, results of operations and financial condition.

Inaccurate and/or incomplete information received in connection with our due diligence and underwriting process could have a negative impact on our financial condition and results of operation.

Our credit and underwriting philosophy for both acquired and originated SBC loans will encompass individual borrower and property diligence, taking into consideration several factors, including (i) the seller’s data files, including data integrity, compliance review and custodial file review; (ii) rent rolls and other property operating data; (iii) personal credit reports of the borrower, owner and/or operator; (iv) property valuations; (v) environmental reviews; and (vi) tax and title searches. We will also ask sellers to provide representations and warranties on SBC loans we acquire, and if we are unable to obtain representations and warranties, we will factor the increased risk into the price we pay for such loans. Our financial condition and results of operations could be negatively impacted to the extent we rely on information that is misleading, inaccurate or incomplete.

The use of underwriting guideline exceptions in the SBC loan origination process may result in increased delinquencies and defaults.

Although SBC loan originators generally underwrite mortgage loans in accordance with their pre-determined loan underwriting guidelines, from time to time and in the ordinary course of business, originators, including the Company, will make exceptions to these guidelines. On a case-by-case basis, our underwriters may determine that a prospective borrower that does not strictly qualify under our underwriting guidelines warrants an underwriting exception, based upon compensating factors. Compensating factors may include a lower LTV ratio, a higher debt coverage ratio, experience as a real estate owner or investor, borrower net worth or liquidity, stable employment, longer length of time in business and length of time owning the property. Loans originated with exceptions may result in a higher number of delinquencies and defaults, which could have a material and adverse effect on our business, results of operations and financial condition.

Deficiencies in appraisal quality in the mortgage loan origination and acquisition process may result in increased principal loss severity.

During the mortgage loan underwriting process, appraisals are generally obtained on the collateral underlying each prospective mortgage. The quality of these appraisals may vary widely in accuracy and consistency. The appraiser may feel pressure from the broker or lender to provide an appraisal in the amount necessary to enable the originator to make the loan, whether or not the value of the property justifies such an appraised value. Inaccurate or inflated appraisals may result in an increase in the severity of losses on the mortgage loans, which could have a material and adverse effect on our business, results of operations and financial condition.

We may be exposed to environmental liabilities with respect to properties to which we take title, which may in turn decrease the value of the underlying properties.

In the course of our business, we may take title to real estate, and, if we do take title, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity, and results of operations could be materially and adversely affected. In addition, an owner or operator of real property may become liable under various federal, state and local laws, for the costs of removal of certain hazardous substances released on its property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of an underlying property becomes liable for removal costs, the ability of the owner to make debt payments may be reduced, which in turn may adversely affect the value of the relevant mortgage-related assets held by us.

Waterfall will utilize analytical models and data in connection with the valuation of our SBC loans and SBC ABS, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

As part of the risk management process Waterfall intends to use detailed proprietary models, including loan level non-performing loan models, to evaluate collateral liquidation timelines and price changes by region, along with the impact of different loss mitigation plans. Additionally, Waterfall intends to use information, models and data supplied by third parties. Models and data will be used to value potential target assets. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, Waterfall may be induced to buy certain target assets at prices that are too high, to sell certain other assets at prices that are too low, or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful.

Any disruption in the availability and/or functionality of our technology infrastructure and systems and any failure of our security measures related to these systems could adversely impact our business.

Our ability to acquire and originate SBC loans and manage any related interest rate risks and credit risks is critical to our success and is highly dependent upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. For example, we will rely on our proprietary database to track and maintain all loan performance and servicing activity data for loans in our portfolio. This data is used to manage the portfolio, track loan performance, develop and execute asset disposition strategies. In addition, this data is used to evaluate and price new investment opportunities. Some of these systems will be located at our facility and some will be maintained by third party vendors. Any significant interruption in the availability and functionality of these systems could harm our business. In the event of a systems failure or interruption by our third party vendors, we will have limited ability to affect the timing and success of systems restoration. If such interruptions continue for a prolonged period of time, it could have a material and adverse impact on our business, results of operations and financial condition.

Our security measures may not effectively prohibit others from obtaining improper access to our information. If a person is able to circumvent our security measures, he or she could destroy or misappropriate valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation.

Difficult conditions in the mortgage, residential and commercial real estate markets may cause us to experience market losses related to our holdings, and there is no assurance that these conditions will improve in the near future.

Our results of operations are materially affected by conditions in the mortgage market, the residential and commercial real estate markets, the financial markets and the economy generally. Continuing concerns about the mortgage market and a declining real estate market, as well as inflation, energy costs, geopolitical issues, unemployment and the availability and cost of credit, have contributed to increased volatility and diminished expectations for the economy and markets going forward. In particular, the U.S. mortgage market has been severely affected by changes in the lending landscape and has experienced defaults, credit losses and significant liquidity concerns, and there is no assurance that these conditions have fully stabilized or that they will not worsen. This is especially true in the SBC loan sector. Based on publicly available data from Boxwood Means Inc., a real estate research and consulting firm, as of December 31, 2016, while commercial property prices have almost recovered to their 2007 peak, SBC property prices have increased only 21.5% from the 2012, trough. We believe this trend suggests continued tight credit in SBC lending. Disruptions in mortgage markets negatively impact new demand for real estate. A deterioration of the SBC or SBC ABS markets may cause us to experience losses related to our assets and to sell assets at a loss. Our profitability may be materially adversely affected if we are unable to obtain cost effective financing. A continuation or increase in the volatility and deterioration in the SBC and SBC ABS markets as well as the broader financial markets may adversely affect the performance and fair market values of our SBC loan and SBC ABS assets and may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

New entrants in the market for SBC loan acquisitions and originations could adversely impact our ability to acquire SBC loans at attractive prices and originate SBC loans at attractive risk-adjusted returns.

Although we believe that we are currently one of only a handful of active market participants in the secondary SBC loan market, new entrants in this market could adversely impact our ability to acquire and originate SBC loans at attractive prices. In acquiring and originating our target assets, we may compete with numerous regional and community banks, specialty finance companies, savings and loan associations, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders and other entities, and we expect that others may be organized in the future. The effect of the existence of additional REITs and other institutions may be increased competition for the available supply of SBC assets suitable for purchase, which may cause the price for such assets to rise, which may limit our ability to generate desired returns. Additionally, origination of SBC loans by our competitors may increase the availability of SBC loans which may result in a reduction of interest rates on SBC loans. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of SBC loan and ABS assets and establish more relationships than us.

We cannot assure you that the competitive pressures we may face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that it will be able to identify and make investments that are consistent with our investment objectives.

We cannot predict the unintended consequences and market distortions that may stem from far-ranging regulatory reform of the oversight of financial markets.

In response to the financial issues affecting the banking system and financial markets and ongoing concerns of, and threats to, commercial banks, investment banks and other financial institutions, the Emergency Economic Stabilization Act (“EESA”), was enacted by the U.S. Congress in 2008. There can be no assurance that the EESA or any other U.S. Government actions will have a beneficial impact on the financial markets. To the extent the markets do not respond favorably to any such actions by the U.S. Government or such actions do not function as intended, our business may not receive the anticipated positive impact from the legislation and such result may have broad adverse market implications.

In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act has imposed significant restrictions on the proprietary trading activities of certain banking entities and subject other systemically significant organizations regulated by the U.S. Federal Reserve to increase capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the MBS market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. The Dodd-Frank Act also imposes significant regulatory restrictions on the origination and securitization of commercial mortgage loans. Also, the SEC has proposed significant changes to

Regulation AB, which, if adopted in their present form, could have sweeping changes to commercial and residential mortgage loan securitization markets as well as to the market for the re-securitization of MBS. The Dodd-Frank Act also created a new regulator, the Consumer Financial Protection Bureau (the “CFPB”), which oversees many of the core laws which regulate the mortgage industry, including the Real Estate Settlement Procedures Act and the Truth in Lending Act. While the full impact of the Dodd-Frank Act and the role of the CFPB cannot be assessed until all implementing regulations are released, the Dodd-Frank Act’s extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties and the availability or terms of SBC loans and MBS, both of which may have an adverse effect on our financial condition and results of operations.

In addition, the U.S. Government, Federal Reserve, U.S. Treasury, the SEC and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis that began in 2007. We cannot predict whether or when such actions may occur or what effect, if any, such actions could have on our business, results of operations and financial condition. In addition, because the programs are designed, in part, to provide liquidity to restart the market for certain of our targeted assets, the establishment of these programs may result in increased competition for opportunities in its targeted assets. It is also possible that our competitors may utilize the programs which would provide them with debt and equity capital funding from the U.S. government.

The increasing number of proposed United States federal, state and local laws may affect certain mortgage-related assets in which we intend to invest and could materially increase our cost of doing business.

Various bankruptcy legislation has been proposed that, among other provisions, could allow judges to modify the terms of residential mortgages in bankruptcy proceedings, could hinder the ability of the servicer to foreclose promptly on defaulted mortgage loans or permit limited assignee liability for certain violations in the mortgage loan origination process, any or all of which could adversely affect our business or result in us being held responsible for violations in the mortgage loan origination process even where we were not the originators of the loan. We do not know what impact this type of legislation, which has been primarily, if not entirely, focused on residential mortgage originations, would have on the SBC loan market. We are unable to predict whether United States federal, state or local authorities, or other pertinent bodies, will enact legislation, laws, rules, regulations, handbooks, guidelines or similar provisions that will affect our business or require changes in our practices in the future, and any such changes could materially and adversely affect our cost of doing business and profitability.

Failure to obtain or maintain required approvals and/or state licenses necessary to operate our mortgage-related activities may adversely impact our investment strategy.

We may be required to obtain and maintain various approvals and/or licenses from federal or state governmental authorities, government sponsored entities or similar bodies in connection with some or all of our activities. There is no assurance that we can obtain and maintain any or all of the approvals and licenses that we desire or that we will avoid experiencing significant delays in seeking such approvals and licenses. Furthermore, we will be subject to various disclosure and other requirements to obtain and maintain these approvals and licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses will restrict our options and ability to engage in desired activities, and could subject the us to fines, suspensions, terminations and various other adverse actions if it is determined that we have engaged without the requisite approvals or licenses in activities that required an approval or license, which could have a material and adverse effect on our business, results of operation and financial condition.

Some of our SBC loans will have interest rate features that adjust over time, and any interest rate caps on these loans may reduce our income or cause it to suffer a loss during periods of rising interest rates.

Our adjustable rate mortgages (“ARMs”) are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a loan. Our borrowings, including our repurchase agreement and securitizations, are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our ARMs. This problem is magnified for our ARMs that are not fully indexed. Further, some ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on ARMs than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates.

Our inability to manage future growth effectively could have an adverse impact on our financial condition and results of operations.

Our ability to achieve our investment objectives will depend on our ability to grow, which will depend, in turn, on Waterfall’s ability to identify, acquire, originate and invest in SBC loans and ABS that meet our investment criteria. Our ability to grow our business will depend in large part on our ability to expand our SBC loan origination activities. Any failure to effectively manage our future growth, including a failure to successfully expand our SBC loan origination activities could have a material and adverse effect on our business, financial condition and results of operations.

Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions, and changes in such rules, accounting interpretations or our assumptions could adversely impact our ability to timely and accurately prepare our consolidated financial statements.

We are subject to Financial Accounting Standards Board (“ FASB”) standards and interpretations that can result in significant accounting changes that could have a material and adverse impact on our results of operations and financial condition. Accounting rules for financial instruments, including the acquisition and sales or securitization of mortgage loans, investments in ABS, derivatives, investment consolidations and other aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. For example, the Company estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our SBC loans, the likelihood of repayment in full at the maturity of a loan, potential for a SBC loan refinancing opportunity in the future and expected market discount rates for varying property types. These complexities could lead to a delay in the preparation of financial information and the delivery of this information to our stockholders.

Changes in accounting rules, interpretations or our assumptions could also undermine our ability to prepare timely and accurate financial statements, which could result in a lack of investor confidence in our financial information and could materially and adversely affect the market price of our common stock.

We will depend on Waterfall and its key personnel for our success. We may not find a suitable replacement for Waterfall if the management agreement with Waterfall is terminated, or if key personnel leave the employment of Waterfall or otherwise become unavailable to us.

We will be dependent on Waterfall for our day-to-day management. Frederick Herbst, who is employed by Waterfall and serves as our Chief Financial Officer, is dedicated exclusively to our business, and five of Waterfall’s accounting professionals are also dedicated exclusively to our business, and such persons are expected to be dedicated to us. In addition, Waterfall or we may in the future hire additional personnel that may be dedicated to our business. Waterfall is not, however, obligated under the management agreement to dedicate any of its personnel exclusively to our business, nor is it or its personnel obligated to dedicate any specific portion of its or their time to our business. We will also be responsible for the costs of our own employees. However, with the exception of our ReadyCap and GMFS subsidiaries, which will employ their own personnel, we do not expect to have our own employees. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the executive officers and key personnel of Waterfall. The executive officers and key personnel of Waterfall will evaluate, negotiate, structure, close and monitor our acquisitions of assets, and our success will depend on its continued service. The departure of any of the executive officers or key personnel of Waterfall could have a material adverse effect on our performance. In addition, we offer no assurance that Waterfall will remain our Manager or that we will continue to have access to Waterfall’s principals and professionals. The initial term of our management agreement with Waterfall only extends for three years from the closing of the ZAIS Financial merger, with automatic one-year renewal terms starting on the third anniversary of the closing of the ZAIS Financial merger. If the management agreement is terminated and no suitable replacement is found to manage the Company, we may not be able to execute our business plan.

Should one or more of Waterfall’s key personnel leave the employment of Waterfall or otherwise become unavailable to the Company, Waterfall may not be able to find a suitable replacement and the Company may not be able to execute certain aspects of our business plan.

There are various conflicts of interest in our relationship with Waterfall which could result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship with Waterfall and its affiliates. Frederick Herbst, who is employed by Waterfall and will serve as the Company’s Chief Financial Officer, is dedicated exclusively to the Company and five of Waterfall’s accounting professionals also are expected to be dedicated exclusively to our Company. With the exception of our ReadyCap and GMFS subsidiaries, which will employ their own personnel, we do not expect to have our own employees. In addition, we expect that the Chief Executive Officer, President, portfolio managers and any other appropriate personnel of Waterfall will devote such portion of their time to our affairs as is necessary to enable us to effectively operate its business. Waterfall and our officers may have conflicts between their duties to us and their duties to, and interests in, Waterfall and its affiliates. Waterfall is not required to devote a specific amount of time or the services of any particular individual to our operations. Waterfall manages or provides services to other clients, and we will compete with these other clients for Waterfall’s resources and support. The ability of Waterfall and its officers and personnel to engage in other business activities may reduce the time they spend advising us.

There may also be conflicts in allocating assets that are suitable for us and other clients of Waterfall and its affiliates. Waterfall manages a series of funds and a limited number of separate accounts, which focus on a range of ABS and other credit strategies. With the exception of the Waterfall Olympic Offshore Fund,Ltd. (the “Olympic Fund”) discussed below, none of these other funds or separate accounts focus on SBC loans as their primary business strategy.

To address certain potential conflicts arising from our relationship with Waterfall or its affiliates, Waterfall has agreed in the side letter agreement that, for so long as the management agreement is in effect, neither it nor any of its affiliates will (i) sponsor or manage any additional investment vehicle where we do not participate as an investor whose primary investment strategy will involve SBC mortgage loans, unless Waterfall obtains the prior approval of a majority of our board of directors (including a majority of our independent directors), or (ii) acquire a portfolio of assets, a majority of which (by value or UPB) are SBC mortgage loans on behalf of another investment vehicle (other than acquisitions of SBC ABS), unless we are first offered the investment opportunity and a majority of our board of directors (including a majority of our independent directors) decide not to acquire such assets.

In March 2014, due to the size of SBC mortgage loan opportunities, which exceeded our financing capacity at that time, Waterfall sponsored the Olympic Fund. The Olympic Fund was established to invest in assets that may not be qualifying assets for REIT purposes or to invest in SBC loan assets that we decline to purchase for any reason. The Olympic Fund purchased SBC mortgage loans for $480.6 million over 16 transactions from March 31, 2014 through December 31, 2016. These opportunities were first presented to us and a majority of our board of directors (including a majority of our independent directors) decided not to acquire such assets and consented to the formation of the Olympic Fund. Waterfall will continue to seek the consent of the Company board of directors (including a majority of the Company’s independent directors) before allocating asset opportunities to the Olympic Fund, and anticipates that as our debt and equity financing sources continue to grow, Waterfall will only allocate asset opportunities to the Olympic Fund that are not qualifying REIT assets.

The side letter agreement does not cover SBC ABS acquired in the market and non-real estate secured loans and we may compete with other existing clients of Waterfall and its affiliates, including the Olympic Fund, other funds managed by Waterfall that focus on a range of ABS and other credit strategies and separately managed accounts, and future clients of Waterfall and its affiliates in acquiring SBC ABS, non-real estate secured loans and portfolios of assets less than a majority of which (by value or UPB) are SBC loans, and in acquiring other target assets that do not involve SBC loans. As of December 31, 2016, the Olympic Fund, these other funds and the separately managed accounts had funds available for investment of $80.2 million, $480.5 million and $128.2 million, respectively.

We will pay Waterfall substantial management fees regardless of the performance of our portfolio. Waterfall’s entitlement to a base management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking assets that provide attractive risk-adjusted returns for our portfolio. This in turn could hurt both our ability to make distributions to our stockholders and the market price of our common stock.

The management agreement was negotiated between related parties and their terms, including fees payable, may not be as favorable to us as if they had been negotiated with unaffiliated third parties.

The termination of the management agreement may be difficult and require payment of a substantial termination fee or other amounts, including in the case of termination for unsatisfactory performance, which may adversely affect our inclination to end our relationship with Waterfall.

Termination of the management agreement without cause is difficult and costly. Our independent directors will review Waterfall’s performance and the management fees annually and, following the initial term, the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of the outstanding shares of the Company common stock (other than shares held by members of our senior management team and affiliates of Waterfall), based upon: (i) Waterfall’s unsatisfactory performance that is materially detrimental to our Company, or (ii) a determination that the management fees or incentive distribution payable to Waterfall are not fair, subject to Waterfall’s right to prevent termination based on unfair fees by accepting a reduction of management fees or incentive distribution agreed to by at least two-thirds of our independent directors. We must provide Waterfall with 180 days prior notice of any such termination. Additionally, upon such a termination without cause, the management agreement provides that we will pay Waterfall a termination fee equal to three times the average annual base management fee earned by Waterfall during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination, except upon an internalization. Additionally, if the management agreement is terminated under circumstances in which we are obligated to make a termination payment to Waterfall, our operating partnership shall repurchase, concurrently with such termination, the Class A special unit for an amount equal to three times the average annual amount of the incentive distribution paid or payable in respect of the Class A special unit during the 24-month period immediately preceding such termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination. These provisions may increase the cost to our Company of terminating the management agreement and adversely affect our ability to terminate Waterfall without cause.

If we internalize our management functions or if Waterfall is internalized by another sponsored program, we may be unable to obtain key personnel, and the consideration we pay for any such internalization could exceed the amount of any termination fee, either of which could have a material and adverse effect on our business, financial condition and results of operations.

We may engage in an internalization transaction, become self-managed and, if this were to occur, certain key employees may not become our employees but may instead remain employees of Waterfall or its affiliates. An inability to manage an internalization transaction effectively could thus result in us incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our investments. Additionally, if another program sponsored by Waterfall internalizes Waterfall, key personnel of Waterfall, who also are key personnel of the other sponsored program, would become employees of the other program and would no longer be available to us. Any such loss of key personnel could adversely impact our ability to execute certain aspects of our business plan. Furthermore, in the case of any internalization transaction, we expect that we would be required to pay consideration to compensate Waterfall for the internalization in an amount that we will negotiate with Waterfall in good faith and which will require approval of at least a majority of our independent directors. It is possible that such consideration could exceed the amount of the termination fee that would be due to Waterfall if the conditions for terminating the management agreement without cause are satisfied and we elected to terminate the management agreement and payment of such consideration could have a material and adverse effect on our business, financial condition and results of operations.

Waterfall and its affiliates have limited prior experience operating a REIT and therefore may have difficulty in successfully and profitably operating our business or complying with regulatory requirements, including the REIT provisions of the Code, which may hinder their ability to achieve our objectives or result in loss of our qualification as a REIT.

Prior to the completion of our private placement in 2013, Waterfall and its affiliates had no experience operating a REIT or complying with regulatory requirements, including the REIT provisions of the Code. The REIT rules and regulations are highly technical and complex, and the failure to comply with the income, asset, and other limitations imposed by these rules and regulations could prevent us from qualifying as a REIT or could force us to pay unexpected taxes and penalties. Waterfall and its affiliates have limited experience operating a business in compliance with the numerous technical restrictions and limitations set forth in the Code or the 1940 Act, applicable to REITs. We cannot assure you that Waterfall or our management team will perform on our behalf as they have in their previous endeavors. The inexperience of Waterfall and its affiliates described above may hinder our ability to achieve our objectives or result in loss of our qualification as a REIT or payment of taxes and penalties. As a result, we cannot assure you that we will be able to successfully operate as a REIT, execute our business strategies or comply with regulatory requirements applicable to REITs.

Waterfall’s base management fee may reduce its incentive to devote its time and effort to seeking attractive assets for our portfolio because the fee is payable regardless of our performance.

We will pay Waterfall a base management fee regardless of the performance of our portfolio. Waterfall’s entitlement to non-performance-based compensation might reduce its incentive to devote its time and effort to seeking assets that provide attractive risk-adjusted returns for our portfolio. This in turn could hurt both our ability to make distributions to our stockholders and the market price of Company’s common stock.

The Class A special unit entitling Waterfall to an incentive distribution may induce Waterfall to make certain investments that may not be favorable to us, including speculative investments.

Under the partnership agreement of our operating partnership, Waterfall, the holder of the Class A special unit, will be entitled to receive an incentive distribution that may cause Waterfall to place undue emphasis on the maximization of our “core earnings” as defined under the partnership agreement at the expense of other criteria, such as preservation of capital, to achieve a higher incentive distribution. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our portfolio.  For a discussion of the calculation of core earnings under the partnership agreement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Incentive Distribution Payable to Our Manager” included in this annual report on Form 10-K.

Our board of directors will not approve each investment and financing decision made by Waterfall unless required by our investment guidelines.

We expect to authorize Waterfall to follow broad investment guidelines established by our board of directors. Our board of directors will periodically review our investment guidelines and investment portfolio but will not, and will not be required to, review all of our proposed investments. These investment guidelines may be changed from time to time by our board of directors without the approval of our stockholders. To the extent that our board of directors approves material changes to the investment guidelines, we will inform stockholders of such changes through disclosure in our periodic reports and other filings required under the Exchange Act. In addition, in conducting its periodic reviews, our board of directors may rely primarily on information provided to them by Waterfall. Furthermore, Waterfall may use complex strategies, and transactions entered into may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Accordingly, Waterfall will have great latitude in determining the types and amounts of target assets it may decide are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results.

We are highly dependent on information systems and communication systems; systems failures and other operational disruptions could significantly affect our business, which may, in turn, negatively affect our operating results and our ability to pay dividends to our stockholders.

Our business is highly dependent on our communications and our information systems, which may interface with or depend on systems operated by third parties, including market counterparties, loan originators and other service providers. Any failure or interruption of these systems could cause delays or other problems in our activities, including in our target asset origination or acquisition activities, which could have a material adverse effect on our operating results and negatively affect the value of our common stock and our ability to pay dividends to our stockholders.

Additionally, we rely heavily on financial, accounting and other data processing systems and operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial loss, the disruption of our business, liability to third parties, regulatory intervention or reputational damage.

We may be subject to liability in connection with our residential mortgage loans for potential violations of consumer protection laws and regulations.

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

Mortgage loans also are subject to various other federal laws, including:

•

the Equal Credit Opportunity Act of 1974, as amended and Regulation B promulgated thereunder, which prohibit discrimination on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act of 1968, as amended, in the extension of credit;

•	the Truth in Lending Act (“TILA”) and Regulation Z promulgated under TILA, which both require certain disclosures to the mortgagors regarding the terms of residential loans;

•

the Real Estate Settlement Procedures Act (“RESPA”) and Regulation X promulgated under RESPA, which (among other things) prohibit the payment of referral fees for real estate settlement services (including mortgage lending and brokerage services) and regulate escrow accounts for taxes and insurance and billing inquiries made by mortgagors;

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

•

the Dodd-Frank Act, including as described above under “— We cannot predict the unintended consequences and market distortions that may stem from far-ranging regulatory reform of the oversight of financial markets”; and

•

the Service members Civil Relief Act, as amended, which provides relief to borrowers who enter into active military service or who were on reserve status but are called to active duty after the origination of their mortgage loans; and

•	the Alternative Mortgage Transaction Parity Act of 1982, which preempts certain state lending laws which regulate alternative mortgage transactions.

Failure of us, residential mortgage loan originators, mortgage brokers or servicers to comply with these laws and regulations, could subject us to monetary penalties and defenses to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results.

GMFS is a seller/servicer approved to sell residential mortgage loans to Freddie Mac and Fannie Mae and failure to maintain its status as an approved seller/servicer could harm our business.

GMFS is an approved Fannie Mae Seller-Servicer, Freddie Mac Seller-Servicer, Ginnie Mae issuer, Department of Housing and Urban Development/Federal Housing administration, which we refer to as FHA, mortgagee, U.S. Department of Agriculture, which we refer to as USDA, approved originator, and U.S. Department of Veteran’s Affairs, which we refer to as VA, lender. As an approved seller/servicer, GMFS is required to conduct certain aspects of its operations in accordance with applicable policies and guidelines published by these entities and GMFS is required to pledge a certain amount of cash to them to collateralize potential obligations to these entities. Failure to maintain GMFS’s status as an approved seller/servicer would mean it would not be able to sell mortgage loans to these entities, could result in it being required to re-purchase loans previously sold to these entities, or could otherwise restrict our business and investment options and could harm our business and expose us to losses or other claims. Fannie Mae, Freddie Mac or these other entities may, in the future, require GMFS to hold additional capital or pledge additional cash or assets in order to maintain approved seller/servicer status, which, if required, would adversely impact our financial results.

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

GMFS could be subject to additional regulatory requirements or changes under the Dodd-Frank Act beyond those currently proposed, adopted or contemplated, particularly given the ongoing heightened regulatory environment in which financial institutions operate. The ongoing implementation of the Dodd-Frank Act, including the implementation of the Servicing Rules and the rules related to mortgage loan disclosures by the CFPB, could increase the regulatory compliance burden and associated costs of GMFS and place restrictions on the operations of GMFS, which could in turn adversely affect our financial condition and results of operations.

Mortgage loan modification and refinance programs as well as future legislative action may adversely affect the value of, and the returns on, the target assets in which we invest.

The U.S. Government, through the Federal Reserve, the FHA and the FDIC, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential or commercial mortgage loan foreclosures, including the Home Affordable Modification Program, which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, and the Home Affordable Refinance Program, which we refer to as HARP, which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios without new mortgage insurance. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.

Loan modification and refinance programs may adversely affect the performance of residential mortgage loans, Agency RMBS and non-Agency RMBS. Especially with non-Agency RMBS, a significant number of loan modifications with respect to a given security, including those related to principal forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such security. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, residential mortgage loans, non-Agency RMBS, Agency RMBS and our other target assets that we may purchase.

We may be affected by alleged or actual deficiencies in servicing and foreclosure practices of third parties, as well as related delays in the foreclosure process.

Allegations of deficiencies in servicing and foreclosure practices among several large sellers and servicers of residential mortgage loans that surfaced in 2010 raised various concerns relating to such practices, including the improper execution of the documents used in foreclosure proceedings (“robo signing”), inadequate documentation of transfers and registrations of mortgages and assignments of loans, improper modifications of loans, violations of representations and warranties at the date of securitization, and failure to enforce put-backs.

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

The integrity of the servicing and foreclosure processes are critical to the value of the residential mortgage loans and the RMBS collateralized by residential mortgage loans in which we will invest, and our financial results could be adversely affected by deficiencies in the conduct of those processes. For example, delays in the foreclosure process that have resulted from investigations into improper servicing practices may adversely affect the values of, and our losses on, the residential mortgage loans and non-Agency RMBS we own or may originate or acquire. Foreclosure delays may also increase the administrative expenses of any securitization trusts that we may sponsor for non-Agency RMBS, thereby reducing the amount of funds available for distribution to our stockholders. In addition, the subordinate classes of securities issued by any such securitization trusts may continue to receive interest payments while the defaulted loans remain in the trusts, rather than absorbing the default losses. This may reduce the amount of credit support available for the senior classes we may own, thus possibly adversely affecting these securities.

In addition, in these circumstances, we may be obligated to fund any obligation of the servicer to make advances on behalf of a delinquent loan obligor. To the extent that there are significant amounts of advances that need to be funded in respect of loans where we own the servicing right, it could have a material adverse effect on our business and financial results.

While we believe that the sellers and servicers would be in violation of their servicing contracts to the extent that they have improperly serviced mortgage loans or improperly executed documents in foreclosure or bankruptcy proceedings, or do not comply with the terms of servicing contracts when deciding whether to apply principal reductions, it may be difficult, expensive and time consuming for us to enforce our contractual rights.

We will continue to monitor and review the issues raised by the alleged improper foreclosure practices. While we cannot predict exactly how the servicing and foreclosure matters or the resulting litigation or settlement agreements will affect our business, there can be no assurance that these matters will not have an adverse impact on our consolidated results of operations and financial condition.

Homeowner association super priority liens, special assessments and energy efficiency liens may take priority over the mortgage lien.

Homeowner association super priority liens may take priority over the mortgage lien. In some jurisdictions it is possible that the first lien of a mortgage may be extinguished by super priority liens of homeowners associations, which we refer to as HOAs, potentially resulting in a loss of the outstanding principal balance of the mortgage loan. In a number of states, HOA or condominium association assessment liens can take priority over first lien mortgages in certain circumstances. The number of these so called superlien jurisdictions has increased in the past few decades and may increase further. Recent rulings by the highest courts in Nevada and the District of Columbia have held that the superlien statute provides the HOA or condominium association with a true lien priority rather than a payment priority from the proceeds of the sale, creating the ability to extinguish the existing senior mortgage and greatly increasing the risk of losses on mortgage loans secured by homes whose owners fail to pay HOA or condominium fees. If an HOA, or a purchaser of an HOA superlien, completes a foreclosure in respect of an HOA superlien on a mortgaged property, the related mortgage loan may be extinguished. In those circumstances, a loan owner could suffer a loss of the entire principal balance of such mortgage loan. A servicer might be able to attempt to recover, on an unsecured basis, by suing the related mortgagor personally for the balance, but recovery in these circumstances will be problematic if the related mortgagor has no meaningful assets against which to recover. Special assessments and energy efficiency liens may take priority over the mortgage lien. Mortgaged properties securing mortgage loans may be subject to the lien of special property taxes and/or special assessments. These liens may be superior to the liens securing the mortgage loans, irrespective of the date of the mortgage. In some instances, individual mortgagors may be able to elect to enter into contracts with governmental agencies for property assessed clean energy or similar assessments that are intended to secure the payment of energy and water efficiency and distributed energy generation improvements that are permanently affixed to their properties, possibly without notice to or the consent of the mortgagee. These assessments may also have lien priority over the mortgages securing mortgage loans. No assurance can be given that a mortgaged property so assessed will increase in value to the extent of the assessment lien. Additional indebtedness secured by the assessment lien would reduce the amount of the value of a mortgaged property available to satisfy the affected mortgage loan. Such actions could have a dramatic impact on our business, results of operations and financial condition, and the cost of complying with any additional laws and regulations could have a material adverse effect on our business, financial condition, results of operations, the market price of our common stock and our ability to pay dividends to our stockholders.

Our MSRs will expose it to significant risks.

Fannie Mae and Freddie Mac generally require mortgage servicers to be paid a minimum servicing fee that significantly exceeds the amount a servicer would charge in an arm’s-length transaction.

Our residential MSRs are recorded at fair value on our balance sheet based upon significant estimates and assumptions, with changes in fair value included in our consolidated results of operations. Such estimates and assumptions would include, without limitation, estimates of future cash flows associated with our residential MSRs based upon assumptions involving interest rates as well as the prepayment rates, delinquencies and foreclosure rates of the underlying serviced mortgage loans.

The ultimate realization of the value of MSRs may be materially different than the fair values of such MSRs as may be reflected in our financial statements as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows. Accordingly, there may be material uncertainty about the value of our MSRs.

Changes in interest rates are a key driver of the performance of MSRs. Historically, the value of MSRs has increased when interest rates rise and decreased when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. We may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us. To the extent the we do not utilize derivatives to hedge against changes in the fair value of MSRs, our balance sheet, consolidated results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, MSRs as interest rates change.

Prepayment speeds significantly affect excess mortgage servicing fees. Prepayment speed is the measurement of how quickly borrowers pay down the unpaid principal balance of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. We will base the price we pay for MSRs and the rate of amortization of those assets on factors such as our projection of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds will be a significant assumption underlying those cash flow projections. If prepayment speeds are significantly greater than expected, the carrying value of MSRs could exceed their estimated fair value. If the fair value of MSRs decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from MSRs, and we could ultimately receive substantially less than what we paid for such assets.

Moreover, delinquency rates have a significant impact on the valuation of any excess mortgage servicing fees. An increase in delinquencies will generally result in lower revenue because typically we will only collect servicing fees from agencies or mortgage owners for performing loans. If delinquencies are significantly greater than we expect, the estimated fair value of the MSRs could be diminished. When the estimated fair value of MSRs is reduced, we could suffer a loss, which could have a negative impact on our financial results.

Furthermore, MSRs are subject to numerous U.S. federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on our business. Our failure to comply, or the failure of the servicer to comply, with the laws, rules or regulations to which we or the servicer are subject by virtue of ownership of MSRs, whether actual or alleged, could expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our business, financial condition, consolidated results of operations or cash flows.

Risks Related to Financing and Hedging

We will use leverage as part of our investment strategy but we will not have a formal policy limiting the amount of debt we may incur. Our board of directors may change our leverage policy without stockholder consent.

We will use prudent leverage to increase potential returns to our stockholders. We have completed 10 securitizations of predominantly SBC loan and SBA 7(a) loan assets since January 2011, issuing bonds with an aggregate face value of $1.4 billion. As of December 31, 2016, our committed and outstanding financing arrangements included:

•	six committed credit facilities and three master repurchase agreements to finance our SBC and residential mortgage loans with $564.1 million of borrowings outstanding;

•	$492.9 million of securitized debt obligations outstanding from $1.4 billion ABS that financed our whole loan acquisitions and SBC originations; and

•	master repurchase agreements with four counterparties to fund our acquisition of SBC ABS and short term investments with $363.4 million of borrowings outstanding

      Additionally, On February 13, 2017, ReadyCap Holdings, an indirect wholly-owned subsidiary of our Company, issued $75.0 million in aggregate principal amount of its 7.50% Senior Secured Notes due 2022 in a private placement.  The Notes are senior secured obligations of ReadyCap Holdings and payments of the amounts due on the Notes are fully and unconditionally guaranteed by the Guarantors. For further information on these funding sources see “Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in this annual report on Form 10-K. Over time, as market conditions change, we plan to use these and other borrowings.

The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that market conditions prevent us from leveraging our assets or cause the cost of our financing to increase relative to the income that can be derived from the assets acquired. Our financing costs will reduce cash available for distribution to stockholders. We may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. A decrease in the value of our assets that are subject to repurchase agreement financing may lead to margin calls that we will have to satisfy. We may not have the funds available to satisfy any such margin calls and may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses. The satisfaction of any such margin calls may reduce cash flow available for distribution to our stockholders. Any reduction in distributions to our stockholders may cause the value of our common stock to decline.

We may not be able to successfully complete additional securitization transactions, which could limit potential future sources of financing and could inhibit the growth of our business.

We may use our existing credit facilities or repurchase agreements or, if we are successful in entering into definitive documentation in respect of our other potential financing facilities, other borrowings to finance the origination and/or acquisition of SBC loans until a sufficient quantity of eligible assets has been accumulated, at which time we would refinance these short-term facilities or repurchase agreements through the securitization market, which could include the creation of CMBS, collateralized debt obligations (“CDOs”), or the private placement of loan participations or other long-term financing. When we employ this strategy, we are subject to the risk that we would not be able to obtain, during the period that our short-term financing arrangements are available, a sufficient amount of eligible assets to maximize the efficiency of a CMBS, CDO or private placement issuance. We are also subject to the risk that we will not able to obtain short-term financing arrangements or will not be able to renew any short-term financing arrangements after they expire should we find it necessary to extend such short-term financing arrangements to allow more time to obtain the necessary eligible assets for a long-term financing.

The inability to consummate securitizations of our portfolio to finance our SBC loan and ABS assets on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could have a material and adverse effect on our business, financial condition and results of operations.

We may be required to repurchase mortgage loans or indemnify investors if we breach representations and warranties, which could harm our earnings.

We have sold and, on occasion, consistent with our qualification as a REIT and our desire to avoid being subject to the “prohibited transaction” penalty tax, we may sell some of our loans in the secondary market or as a part of a securitization of a portfolio of our loans. When we sell loans, we are required to make customary representations and warranties about such loans to the loan purchaser. Our mortgage loan sale agreements may require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. Likewise, we may be required to repurchase or substitute loans if we breach a representation or warranty in connection with our securitizations, if any.

The remedies available to a purchaser of mortgage loans are generally broader than those available to us against the originating broker or correspondent. Further, if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the sellers. The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically sold at a significant discount to the UPB. Significant repurchase activity could harm our cash flow, results of operations, financial condition and business prospects.

Our financing arrangements will contain financial covenants that could restrict our borrowings or subject it to additional risks.

Our financing arrangements, including the Notes issued by ReadyCap Holdings in February 2017, contain various financial and other restrictive covenants, including covenants that require us to maintain a certain interest coverage ratio and net asset value and that create a maximum balance sheet leverage ratio. For further information on these covenants see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in this annual report on Form 10-K. If we fail to satisfy any of the financial or other restrictive covenants, or otherwise default under these financings, the lender or noteholders may have the right to take certain actions, including accelerating repayment or repurchase and terminating the financing. Accelerating repayment or repurchase or terminating the facility would require immediate repayment by us of the borrowed funds, which may require us to liquidate assets at a disadvantageous time, causing us to incur further losses and adversely affecting our results of operations and financial condition, which may impair our ability to maintain our current level of distributions.

Certain financing arrangements restrict our operations and expose us to additional risk.

Our existing financing arrangements, including the Notes, and our future financing arrangements are or will be governed by a credit agreement, indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. We will bear the cost of issuing and servicing such credit facilities, arrangements or securities.

These restrictive covenants and operating restrictions could have a material adverse effect on our operating results, cause us to lose our REIT status, restrict our ability to finance or securitize new originations and acquisitions, force us to liquidate collateral and negatively affect the market price of our common stock and our ability to pay dividends. For further information on these covenants see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in this annual report on Form 10-K.

Our securitizations may also reduce and/or restrict our available cash needed to pay dividends to our stockholders in order to satisfy the REIT requirements. Under the terms of the securitization, excess interest collections with respect to the securitized loans are distributed to us as the trust certificate holder once the overcollateralization target is reached and maintained. If the securitized loans experience delinquencies exceeding default triggers specified in the securitizations, the excess interest collections will be paid to the note holders as additional principal payments on the notes. If excess interest collections are paid to note holders rather than to us, we will be required to use cash from other sources to pay dividends to our stockholders in order to satisfy the REIT requirements or to fund our ongoing operations.

Our inability to access funding could have a material adverse effect on our results of operations, financial condition and business. We will rely on short-term financing and thus are especially exposed to changes in the availability of financing.

We will use short-term borrowings, such as our existing credit facilities and repurchase agreements, to fund the acquisition of our assets, pending our completion of longer-term matched funded financings. Our use of short-term financings exposes it to the risk that our lenders may respond to market conditions by making it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew our then existing short-term facilities or arrange for new financing on terms acceptable to it, or if we default on our covenants or are otherwise unable to access funds under these types of financing, we may have to curtail our asset acquisition and origination activities and/or dispose of assets.

Our ability to fund our target asset originations and acquisitions may be impacted by our ability to secure further such borrowings as well as securitizations, term financings and derivative contracts on acceptable terms. Because repurchase agreements and warehouse facilities are short-term commitments of capital, lenders may respond to market conditions making it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew our then existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under our financing facilities, we may have to curtail our origination and asset acquisition activities and/or dispose of assets.

It is possible that the lenders that will provide us with financing could experience changes in their ability to advance funds to us, independent of our performance or the performance of our portfolio of assets. Further, if many of our potential lenders are unwilling or unable to provide us with financing, we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability. Moreover, the amount of financing we receive under our short-term borrowing arrangements will be directly related to the lenders’ valuation of our target assets that cover the outstanding borrowings.

The dislocations in the mortgage sector in the financial crisis that began in 2007 have caused many lenders to tighten their lending standards, reduce their lending capacity or exit the market altogether. Further contraction among lenders, insolvency of lenders or other general market disruptions could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing on attractive terms or at all. This could increase our financing costs and reduce our access to liquidity.

The repurchase agreements that we will use to finance our assets will restrict us from leveraging our assets as fully as desired, and may require us to provide additional collateral.

In June 2016, we closed on a master repurchase agreement to finance our acquisition of SBC loans for up to $200.0 million, $125.0 million of which is committed, with $102.6 million outstanding as of December 31, 2016. In December 2015, we closed on a master repurchase agreement to fund the origination of our SBC loans for up to $275.0 million, with $82.7 million outstanding as of December 31, 2016. In February 2017, our Company extended the borrowing under this repurchase agreement through February 14, 2018. In June 2016, we closed on a master repurchase agreement to fund the origination of transitional loans and acquisition of mezzanine loans for up to $250.0 million, with $190.1 million outstanding as of December 31, 2016. We also entered into master repurchase agreements to fund our acquisition of SBC ABS and short-term investments with four counterparties and had $327.8 million of borrowings as of December 31, 2016. We also entered into a promissory note agreement with $7.4 million outstanding as of December 31, 2016. We may use these facilities together with other borrowings structured as repurchase agreements to finance our assets. If the market value of the assets pledged or sold by us under a repurchase agreement borrowing to a financing institution declines, we will normally be required by the financing institution to pay down a portion of the funds advanced, but we may not have the funds available to do so, which could result in defaults. Repurchase agreements that we may use in the future may also require us to provide additional collateral if the market value of the assets pledged or sold by us to a financing institution declines. Posting additional collateral to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. In the event we do not have sufficient liquidity to meet such requirements, financing institutions can accelerate repayment of our indebtedness, increase interest rates, liquidate our collateral or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection. For further information on our repurchase agreements see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —  Liquidity and Capital Resources” included in this annual report on Form 10-K.

Further, financial institutions providing the repurchase facilities may require us to maintain a certain amount of cash that is not invested or to set aside non-leveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. If we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying asset back to us at the end of the transaction term, or if the value of the underlying asset has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will incur losses on our repurchase transactions.

Under repurchase agreement financings, we generally sell assets to lenders (that is, repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the transaction, which typically ranges from 30 to 90 days, but which may have terms of up to 364 days or longer. Because the cash we will receive from the lender when it initially sells the assets to the lender is less than the value of those assets (this is referred to as the haircut), if the lender defaults on its obligation to resell the same assets back to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the assets). We would also incur losses on a repurchase transaction if the value of the underlying assets has declined as of the end of the transaction term, as we would have to repurchase the assets for their initial value but would receive assets worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender will be able to terminate the transaction and cease entering into any other repurchase transactions with us. It is also possible that our repurchase agreements will contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. If a default occurs under any of our repurchase agreements and the lenders terminate one or more of our repurchase agreements, we may need to enter into replacement repurchase agreements with different lenders. There can be no assurance that we will be successful in entering into such replacement repurchase agreements on the same terms as the repurchase agreements that were terminated or at all. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.

An increase in our borrowing costs relative to the interest we receive on our leveraged assets may adversely affect our profitability and our cash available for distribution to our stockholders.

As our financings mature, we will be required either to enter into new borrowings or to sell certain of our assets. An increase in short-term interest rates at the time that we seek to enter into new borrowings would reduce the spread between the returns on our assets and the cost of our borrowings. This would adversely affect the returns on our assets, which might reduce earnings and, in turn, cash available for distribution to our stockholders.

Our rights under our repurchase agreements may be subject to the effects of bankruptcy laws in the event of the bankruptcy or insolvency of our Company or our lenders under the repurchase agreements, which may allow our lenders to repudiate our repurchase agreements.

In the event of insolvency or bankruptcy, repurchase agreements normally qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the collateral agreement without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur.

The change of control provisions in the Notes and the Indenture could deter, delay or prevent an otherwise beneficial merger, acquisition, tender offer or other takeover attempt involving our Company.

      The change of control provisions in the Notes and the Indenture could make it more difficult or more expensive for a third-party to acquire our Company.  If a merger, acquisition, tender offer or other takeover attempt involving our Company by a third-party constitutes a change of control under the Indenture, ReadyCap Holdings may be required to offer to repurchase all of the Notes. As a result, our obligations under the Notes could increase the cost of acquiring our Company or otherwise discourage a third-party from acquiring our Company.

We may enter into hedging transactions that could expose us to contingent liabilities in the future and adversely impact our financial condition.

Subject to maintaining our qualification as a REIT, part of our strategy involves entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of a hedging instrument caused by an event of default or other early termination event). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges, and these economic losses will be reflected in our results of operations. We may also be required to provide margin to our counterparties to collateralize our obligations under hedging agreements. Our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time. The need to fund these obligations could adversely impact our financial condition.

Through certain of our subsidiaries we may engage in securitization transactions relating to mortgage loans, which would expose us to potentially material risks.

Through certain of our subsidiaries we may engage in securitization transactions relating to mortgage loans, which generally would require us to prepare marketing and disclosure documentation, including term sheets and prospectuses, which include disclosures regarding the securitization transactions and the assets being securitized. If our marketing and disclosure documentation are alleged or found to contain inaccuracies or omissions, we may be liable under federal and state securities laws (or under other laws) for damages to third parties that invest in these securitization transactions, including in circumstances where we relied on a third party in preparing accurate disclosures, or we may incur other expenses and costs in connection with disputing these allegations or settling claims.

In recent years there has also been debate as to whether there are defects in the legal process and legal documents governing transactions in which securitization trusts and other secondary purchasers take legal ownership of mortgage loans and establish their rights as first priority lien holders on underlying mortgaged property. To the extent there are problems with the manner in which title and lien priority rights were established or transferred, securitization transactions that we may sponsor and third-party sponsored securitizations that we hold investments in may experience losses, which could expose us to losses and could damage our ability to engage in future securitization transactions.

Our potential securitization activities could expose us to litigation, which may adversely affect our business and financial results.

Through certain of our subsidiaries we may engage in or participate in securitization transactions relating to mortgage loans. As a result of declining property values, increasing defaults, changes in interest rates, or other factors, the aggregate cash flows from the loans held by any securitization entity that we may sponsor and the securities and other assets held by these entities may be insufficient to repay in full the principal amount of ABS issued by these securitization entities. We do not expect to be directly liable for any of the ABS issued by these entities. Nonetheless, third parties who hold the ABS issued by these entities may try to hold us liable for any losses they experience, including through claims under federal and state securities laws or claims for breaches of representations and warranties we would make in connection with engaging in these securitization transactions.

Defending a lawsuit can consume significant resources and may divert management’s attention from our operations. We may be required to establish reserves for potential losses from litigation, which could be material. To the extent we are unsuccessful in our defense of any lawsuit, we could suffer losses, which could be in excess of any reserves established relating to that lawsuit, and these losses could be material.

GMFS originates residential mortgage loans which have risks of losses due to mortgage loan defaults or fraud.

GMFS currently originates loans that are eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, VA and USDA through retail, correspondent and broker channels. We also expect GMFS to originate loans that are not guaranteed or insured by such agencies or channels, and the origination of these residential mortgage loans have risks of losses due to mortgage loan defaults or fraud. The ability of borrowers to make timely principal and interest payments could be adversely affected by changes in their personal circumstances, a rise in interest rates, a recession, declining real estate property values or other economic events, resulting in losses. Moreover, if a borrower defaults on a mortgage loan that GMFS or we own and if the liquidation proceeds from the sale of the property do not cover the loan amount and the legal, broker and selling costs, GMFS or we would experience a loss. We could experience losses if we fail to detect fraud, where a borrower or lending partner has misrepresented its financial situation or purpose for obtaining the loan, or an appraisal misrepresented the value of the property collateralizing its loan.

Currently, and in the future, some of the loans we may originate may be insured in part by mortgage insurers or financial guarantors. Mortgage insurance protects the lender or other holder of a loan up to a specified amount, in the event the borrower defaults on the loan. Mortgage insurance is generally obtained only when the principal amount of the loan at the time of origination is greater than 80% of the value of the property (loan-to-value), although it may not always be obtained in these circumstances. Any inability of the mortgage insurers to pay in full the insured portion of the loans that we hold would adversely affect the value of our loans, which could increase our credit risk, reduce our cash flows, or otherwise adversely affect our business.

We will hold and may originate or acquire additional residential mortgage loans and non-agency RMBS collateralized by subprime mortgage loans, which are subject to increased risks.

We, through GMFS and other subsidiaries, will hold and may originate or acquire additional subprime residential mortgage loans and non-agency RMBS backed by collateral pools of subprime mortgage loans that have been originated using underwriting standards that are less restrictive than those used in underwriting other higher quality mortgage loans. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent years experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans, the performance of subprime mortgage loans and non-agency RMBS backed by subprime mortgage loans that we hold and may originate or acquire could be correspondingly adversely affected, which could adversely impact our consolidated results of operations, financial condition and business.

Deficiencies in the underwriting of newly originated residential mortgage loans may result in an increase in the severity of losses on our residential mortgage loans.

The underwriting of newly originated residential mortgage loans is different than the underwriting and investment process related to seasoned mortgage loans and RMBS, which focuses, in part, on performance history.

Prior to originating or acquiring residential mortgage loans or other assets, GMFS or other subsidiaries may undertake underwriting and due diligence efforts with respect to various aspects of the loan or asset. When underwriting or conducting due diligence, GMFS or other subsidiaries rely on available resources and data, which may be limited, and on investigations by third parties.

The mortgage loan originator may also only conduct due diligence on a sample of a pool of loans or assets it is acquiring and assume that the sample is representative of the entire pool. These underwriting and due diligence efforts may not reveal matters that could lead to losses. If the underwriting process is not robust enough or if we do not conduct adequate due diligence, or the scope of the underwriting or due diligence is limited, we may incur losses.

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

Although mortgage originators generally underwrite mortgage loans in accordance with their pre-determined loan underwriting guidelines, from time to time and in the ordinary course of business, originators may make exceptions to these guidelines. On a case-by-case basis, underwriters may determine that a prospective borrower that does not strictly qualify under the underwriting guidelines warrants an underwriting exception, based upon compensating factors. Compensating factors may include a lower loan-to-value ratio, a higher debt coverage ratio, experience as an owner or investor, higher borrower net worth or liquidity, stable employment, longer length of time in business and length of time owning the property. Loans originated with exceptions may result in a higher number of delinquencies and defaults.

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

Even if GMFS or another Company subsidiary obtains representations and warranties from the loan seller counterparties they may not parallel the representations and warranties GMFS or other Company subsidiaries make to subsequent purchasers of the loans or may otherwise not protect the seller from losses, including, for example, due to the counterparty being insolvent or otherwise unable to make payments arising out of damages for a breach of representation or warranty. Furthermore, to the extent the counterparties from which loans were acquired have breached their representations and warranties, such breaches may adversely impact our business relationship with those counterparties, including by reducing the volume of business our subsidiaries conduct with those counterparties, which could negatively impact their ability to acquire loans and the larger mortgage origination business. To the extent our Company subsidiaries have significant exposure to representations and warranties made to them by one or more counterparties, we may determine, as a matter of risk management, to reduce or discontinue loan acquisitions from those counterparties, which could reduce the volume of mortgage loans available for acquisition and negatively impact our business and financial results.

We are subject to risks and can be exposed to significant losses relating to inaccurate representations made in connection with loan sales to third parties.

When selling loans (including sales to agencies and into a securitization trust), GMFS has historically made and GMFS and other Company subsidiaries will in the future continue to make representations and warranties to the purchaser regarding characteristics of the mortgage loans, information about the mortgage borrower and the completeness of records and documentation relating to the mortgage loans. Similarly, in connection with, and prior to the completion of, the merger, ZAIS Financial sold its seasoned, re-performing mortgage loans. ZAIS Financial made representations and warranties to the purchaser regarding the characteristics of whole loan assets included in such sales. If the representations and warranties are inaccurate with respect to any mortgage loan, the seller of that loan may be obligated to repurchase the mortgage loan or pay damages, which may result in a loss.

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

GMFS was an indirect subsidiary of ZAIS Financial when we completed our merger transaction with ZAIS Financial.  As disclosed in the Joint Proxy Statement Prospectus used in connection with the merger transaction, ZAIS Financial had originally acquired GMFS on October 31, 2014 (the "GMFS 2014 acquisition") from investment partnerships that were advised by our Manager and certain other entities controlled by GMFS management (together, the "2014 GMFS sellers").  The terms of the GMFS 2014 acquisition provided for the payment of both cash consideration and the possible payment of additional contingent consideration based on the achievement by GMFS of certain financial milestones specified in the GMFS 2014 acquisition agreement.  As of December 31, 2016, a liability of approximately $14.5 million was accrued on our balance sheet to cover the possible payment of contingent consideration pursuant to the GMFS 2014 acquisition.  In addition, the 2014 GMFS acquisition agreement contained representations and warranties related to GMFS, as well as indemnification obligations to cover breaches of representations and warranties, repurchase claims or demands from investors in respect of mortgage loans originated, purchased or sold by GMFS prior to the closing date of the acquisition and other provisions of the agreement.  The 2014 GMFS acquisition agreement also established an escrow fund to support the payment of indemnification claims and allowed for indemnification claims to be offset against contingent consideration that would otherwise be payable to the 2014 GMFS sellers under the 2014 GMFS acquisition agreement.  Under the terms of the indemnification provisions contained in the GMFS 2014 acquisition agreement, we are required to obtain the consent of the GMFS sellers (which include the investment partnerships managed by an affiliate of our Manager and entities controlled by GMFS management) to any settlement we reach with this counterparty, and these parties whose consent is required may have interests in the outcome of any such settlement that are different from ours.

 As further disclosed in the Joint Proxy Statement Prospectus, on May 11, 2015, ZAIS Financial filed its Quarterly Report on Form 10-Q, which included disclosure about the potential claims against GMFS relating to mortgage loans that were sold by GMFS to one of its mortgage loan purchasing counter parties.  We estimate that dating back to a period that began approximately 17 years ago in 1999 and ended in 2006, approximately $1 billion of mortgage loans were sold servicing released by GMFS to the predecessor to this counterparty. The Joint Proxy Statement Prospectus also included information about a statute of limitation tolling agreement that had been executed by GMFS with this counterparty, including that the initial tolling agreement was executed by GMFS on December 12, 2013 and then further amended to extend the expiration date. The most recent amendment of the tolling agreement extended the expiration date to May 15, 2017 and it can be further extended by agreement of the parties.

We believe that when this tolling agreement expires, absent further extension of the tolling agreement or settlement of the counterparty’s claims, it is probable that the counterparty will initiate litigation against GMFS seeking substantial damages based on alleged breaches of representations and warranties made by GMFS. We also understand that this counterparty has commenced or threatened litigation arising out of historical mortgage loan purchases by its predecessor against a number of other mortgage loan originators. While the historical claims experience of GMFS with respect to purchasers of mortgage loans from GMFS over the 1999 to 2006 period has not resulted in material damages claimed against or paid by GMFS, claims brought by this counterparty or other parties could expose GMFS to substantial damages that may be material, cause our Company and GMFS to devote significant management time and attention and other resources to resolving or defending these claims, require GMFS, our Company or  other subsidiaries to incur significant costs, or cause significant losses that may be material.

Although we have established a loan indemnification reserve for potential losses related to loan sale representations and warranties (as of December 31, 2016, the remaining balance of the initial loan indemnification reserve was $2.8 million) with a corresponding provision recorded for loan losses, due to the early stage of this matter and the limited information available, we are not able to determine the likelihood of the outcome.  We believe it is possible that losses in excess of the loan indemnification reserve could have a material adverse impact on our results of operations, financial position or cash flows. To the extent that losses are paid, we intend to record liability reserves first as a reduction of total contingent consideration owed to the GMFS 2014 sellers (which include investment partnerships advised by our Manager and certain other entities controlled by GMFS management) and, to the extent available and practicable, to seek indemnification under the 2014 GMFS acquisition agreement.

Hedging against interest rate exposure may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

      Subject to maintaining our qualification as a REIT, we will likely pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•

the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments or “mark-to-market” losses would reduce earnings or stockholders’ equity;

•	the market value of derivatives used for hedging may decrease from time to time, which may require us to deliver additional margin to our counterparties;

•

the amount of income that a REIT may earn from non-qualifying hedging transactions (other than through taxable REIT subsidiaries (“TRSs”)) to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;

•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay; and

•	the duration of the hedge may not match the duration of the related liability.

In general, when we acquire an SBC loan or ABS, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect us from rising interest rates, because the borrowing costs are fixed for the duration of the fixed-rate portion of the related SBC loan or ABS.

However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results of operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the SBC loan or ABS would remain fixed. This situation may also cause the market value of our SBC loan or ABS to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

In addition, the use of this swap hedging strategy effectively limits increases in our book value in a declining rate environment, due to the effectively fixed nature of our hedged borrowing costs. In an extreme rate decline, prepayment rates on our assets might actually result in certain of our assets being fully paid off while the corresponding swap or other hedge instrument remains outstanding. In such a situation, we may be forced to terminate the swap or other hedge instrument at a level that causes us to incur a loss.

Our hedging transactions, which are intended to limit losses, may actually adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

Our use of derivatives may expose us to counterparty and other risks.

      We will likely enter into over-the-counter interest rate swap agreements to hedge risks associated with movements in interest rates. Because such interest rate swaps are not cleared through a central counterparty, the counterparty’s performance is not guaranteed by a clearing house. As a result, if a swap counterparty cannot perform under the terms of an interest rate swap, we would not receive payments due under that agreement, we may lose any unrealized gain associated with the interest rate swap and the hedged liability would cease to be hedged by the interest rate swap. We may also be at risk for any collateral we have pledged to secure our obligation under the interest rate swap if the counterparty becomes insolvent or files for bankruptcy.

The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, we may not always be able to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot provide any assurances that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Derivative instruments are also subject to liquidity risk and may be difficult or impossible to sell, close out or replace quickly and at the price that reflects the fundamental value of the instrument. Although both over-the-counter and exchange-traded markets may experience lack of liquidity, over-the-counter, non-standardized derivative transactions are generally less liquid than exchange-traded instruments.

Furthermore, derivative transactions are subject to increasing statutory and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Recently, new regulations have been promulgated by U.S. and foreign regulators attempting to strengthen oversight of derivative contracts. Any actions taken by regulators could constrain our strategy and could increase our costs, either of which could materially and adversely impact our operations.

In particular, the Dodd-Frank Act requires certain derivatives, including certain interest rate swaps, to be executed on a regulated market and cleared through a central counterparty. Unlike uncleared swaps, the counterparty for the cleared swaps is the clearing house, which reduces counterparty risk. However, cleared swaps require us to appoint clearing brokers and to post margin in accordance with the clearing house’s rules, which has resulted in increased costs for cleared swaps over uncleared swaps. Margin requirements for uncleared swaps have recently been issued by certain regulators, and requirements from other regulators are expected to be issued soon. Starting March 1, 2017, these rules will require us to post margin for uncleared swaps with swap dealers. The margin for both cleared and uncleared swaps will generally be limited to cash and certain types of securities. These requirements may increase the costs of hedging and induce us to change or reduce our use of hedging transactions.

Regulation as a commodity pool operator could subject us to additional regulation and compliance requirements, which could materially adversely affect our business and financial condition.

The Dodd-Frank Act extended the reach of commodity regulations for the first time to include not just traditional futures contracts but also derivative contracts referred to as “swaps.” As a consequence of this change, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operator to be regulated as a commodity pool operator (“CPO”). Under the new requirements, CPOs must register or file for an exemption from registration with the National Futures Association, the self-regulatory organization for swaps and other financial instruments regulated by the U.S. Commodity Futures Trading Commission (“CFTC”), and become subject to regulation by the CFTC, including with respect to disclosure, recordkeeping and reporting.

On December 7, 2012, the CFTC issued a No-Action Letter that provides mortgage REITs relief from such registration, or the No-Action Letter, if they meet certain conditions and submit a claim for such no-action relief by email to the CFTC. We believe we will meet the conditions set forth in the No-Action Letter and we have filed our claim with the CFTC to perfect the use of the no-action relief from registration. However, if in the future we do not meet the conditions set forth in the No-Action Letter or the relief provided by the No-Action Letter becomes unavailable for any other reason and we are unable to obtain another exemption from registration, we may be required to reduce or eliminate our use of interest rate swaps or vary the manner in which we deploy interest rate swaps in our business and we or our directors may be required to register with the CFTC as CPOs and our Manager may be required to register as a “commodity trading advisor” with the CFTC, which will require compliance with CFTC rules and subject us, our board of directors and our Manager to regulation by the CFTC. In the event registration for our Company, our directors or our Manager is required but is not obtained, we, our board of directors or our Manager may be subject to fines, penalties and other civil or governmental actions or proceedings, any of which could have a material adverse effect on our business, financial condition and results of operations. The costs of compliance with the CFTC regulations, or the changes to our hedging strategy necessary to avoid their application, could have a material adverse effect on our business, financial condition and results of operations.

If we attempt to qualify for hedge accounting treatment for our derivative instruments, but we fail to qualify, we may suffer losses because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction.

      We record derivative and hedging transactions in accordance with U.S. GAAP. Under these standards, we may fail to qualify for, or choose not to elect, hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the definition of a derivative (such as short sales), we fail to satisfy hedge documentation, and hedge effectiveness assessment requirements or our instruments are not highly effective. If we fail to qualify for, or choose not to elect, hedge accounting treatment, our operating results may be volatile because changes in the fair value of the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction or item.

Declines in the fair market values of our assets may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

Our SBC loans held-for-sale and SBC ABS are carried at fair value and future mortgage related assets may also be carried at fair value. Accordingly, changes in the fair value of these assets may impact the results of our operations for the period in which such change in value occurs. The expectation of changes in real estate prices, which is beyond our control, is a major determinant of the value of SBC loans and SBC ABS.

Many of the assets in our portfolio are and will likely be SBC loans and SBC ABS that are not publicly traded. The fair value of assets that are not publicly traded may not be readily determinable. We value these assets quarterly at fair value, as determined in accordance with applicable accounting standards, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these assets existed.

A decline in the fair market value of our assets may adversely affect us, particularly in instances where we have borrowed money based on the fair market value of those assets. If the fair market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we are unable to post the additional collateral, we would have to sell the assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to stockholders.

Our loans are dependent on the ability of the commercial property owner to generate net income from operating the property, which may result in the inability of such property owner to repay a loan, as well as the risk of foreclosure.

Our loans are generally secured by multi-family, office, retail, mixed use, commercial or warehouse properties and are subject to risks of delinquency, foreclosure and loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things:

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location, condition and design;

•	competition from comparable types of properties;

•	changes in national, regional or local economic conditions and/or specific industry segments;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates, real estate tax rates and other operating expenses;

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or underinsured property losses;

•	changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and

•	acts of God, terrorism, social unrest and civil disturbances.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

Foreclosure can be an expensive and lengthy process, and foreclosing on certain properties where we directly hold the mortgage loan and the borrower’s default under the mortgage loan is continuing could result in actions that could be costly to our operations, in addition to having a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

Our portfolio of assets may at times be concentrated in certain property types or secured by properties concentrated in a limited number of geographic areas, which increases our exposure to economic downturn with respect to those property types or geographic locations.

We are not required to observe specific diversification criteria. Therefore, our portfolio of assets may, at times, be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations.

Our loan portfolio is concentrated in Texas, California, Florida, New York, Louisiana, Georgia and Arizona and represents approximately 13%, 13%, 9%, 7%, 6%, 6%, and 5%, respectively, of our total loans as of December 31, 2016. Continued deterioration of economic conditions in these or in any other state in which we have a significant concentration of borrowers could have a material and adverse effect on our business by reducing demand for new financings, limiting the ability of customers to repay existing loans and impairing the value of our real estate collateral and real estate owned properties. For example, the real estate market in South Florida has experienced a significant downturn which has an adverse impact on the collateral securing our loans in these areas.

To the extent that our portfolio is concentrated in any region, or by type of property, downturns relating generally to such region, type of borrower or security may result in defaults on a number of our assets within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our ability to pay dividends to our stockholders.

Loans to small businesses involve a high degree of business and financial risk, which can result in substantial losses that would adversely affect our business, results of operation and financial condition.

Our operations and activities include loans to small, privately owned businesses to purchase real estate used in their operations or by investors seeking to acquire small multi-family, office, retail, mixed use or warehouse properties. Additionally, SBC loans are also often accompanied by personal guarantees. Often, there is little or no publicly available information about these businesses. Accordingly, we must rely on our own due diligence to obtain information in connection with our investment decisions. Our borrowers may not meet net income, cash flow and other coverage tests typically imposed by banks. A borrower’s ability to repay its loan may be adversely impacted by numerous factors, including a downturn in its industry or other negative local or more general economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan. In addition, small businesses typically depend on the management talents and efforts of one person or a small group of people for their success. The loss of services of one or more of these persons could have a material and adverse impact on the operations of the small business. Small companies are typically more vulnerable to customer preferences, market conditions and economic downturns and often need additional capital to expand or compete. These factors may have an impact on loans involving such businesses. Loans to small businesses, therefore, involve a high degree of business and financial risk, which can result in substantial losses.

Some of the mortgage loans we will originate or acquire are loans made to self-employed borrowers who have a higher risk of delinquency and default, which could have a material and adverse effect on our business, results of operations and financial condition.

Many of our borrowers will be self-employed. Self-employed borrowers may be more likely to default on their mortgage loans than salaried or commissioned borrowers and generally have less predictable income. In addition, many self-employed borrowers are small business owners who may be personally liable for their business debt. Consequently, a higher number of self-employed borrowers may result in increased defaults on the mortgage loans we originate or acquire and, therefore, could have a material and adverse effect on our business, results of operations and financial condition.

Some of the mortgage loans we will originate or acquire are secured by non-owner/user properties that may experience increased frequency of default and, when in default, the owners are more likely to abandon their properties, which could have a material and adverse effect on our business, results of operations and financial condition.

Some of the loans we will originate or acquire have been, and in the future could be, made to borrowers who do not live in or operate a business on the mortgaged properties. These mortgage loans are secured by properties acquired by investors for rental income and capital appreciation and tend to default more than properties regularly occupied or used by the related borrowers. In a default, real property investors not occupying the mortgaged property may be more likely to abandon the related mortgaged property, increasing defaults and, therefore, could have a material and adverse effect on our business, results of operations and financial condition.

We may encounter risks associated with originating or acquiring SBA loans.

We will originate SBA loans and sell the guaranteed portion of such SBA loans into the secondary market. These sales may result in collecting cash premiums, creating a stream of future servicing spread or both. There can be no assurance that we will originate these loans, that a secondary market will exist or that we will realize premiums upon the sale of the guaranteed portion of these loans.

We may acquire SBA loans or originate SBA loans and sell the guaranteed portion of such SBA loans and retain the credit risk on the non-guaranteed portion of such loans. We would then expect to share pro-rata with the SBA in any recoveries. In the event of default on an SBA loan, our pursuit of remedies against a borrower would be subject to SBA rules and in some instances SBA approval. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us. With respect to the guaranteed portion of SBA loans that may be sold by us, the SBA would first honor its guarantee and then may seek compensation from us in the event that a loss is deemed to be attributable to technical deficiencies. There can be no assurance that we will not experience a loss due to significant deficiencies with our underwriting or servicing of SBA loans.

In certain instances, including liquidation or charge-off of an SBA guaranteed loan, we may have a receivable for the SBA’s guaranteed portion of legal fees, operating expenses, property taxes paid etc. related to the loan or the collateral (upon foreclosure). While we may believe expenses incurred were justified and necessary for the care and preservation of the collateral and within the established rules of the SBA, there can be no assurance that the SBA will reimburse us. In addition, obtaining reimbursement from the SBA may be a time consuming and lengthy process and the SBA may seek compensation from us related to reimbursement of expenses that it does not believe were necessary for the care and preservation of a loan or its collateral and no assurance can be given that the SBA will not decline to reimburse us for our portion of material expenses.

A government shutdown or curtailment of the government-guaranteed loan programs could cut off an important segment of our business, and may adversely affect our SBA loan program acquisitions and originations and results of operations.

Although the program has been in existence since 1953, there can be no assurance that the federal government will maintain the SBA program, or that it will continue to guarantee loans at current levels. If we cannot acquire, make or sell government-guaranteed loans, we may generate less interest income, fewer origination fees, and our ability to generate gains on sale of loans may decrease. From time-to-time, the government agencies that guarantee these loans reach their internally budgeted limits and cease to guarantee loans for a stated time period. In addition, these agencies may change their rules for loans. Also, Congress may adopt legislation that could have the effect of discontinuing or changing the programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. If these changes occur, the volume of loans to small business and industrial borrowers of the types that now qualify for government-guaranteed loans could decline, as could the profitability of these loans.

Our lending business could be materially and adversely affected by circumstances or events limiting the availability of funds for SBA loan programs. A government shutdown occurred in October 2013 that affected the ability of entities to originate SBA loans because Congress failed to approve a budget which in turn eliminated the availability of funds for these programs. A government shutdown could occur again, which may affect our ability to originate government guaranteed loans and to sell the government guaranteed portions of those loans in the secondary market. A government shutdown may adversely affect our SBA loan program acquisitions and originations and our results of operations.

We are a seller/servicer approved to sell mortgage loans to Freddie Mac and failure to maintain our status as an approved seller/servicer could harm our business.

We are an approved Freddie Mac seller/servicer. As an approved seller/servicer, we are required to conduct certain aspects of our operations in accordance with applicable policies and guidelines published by Freddie Mac and we are required to pledge a certain amount of cash to Freddie Mac to collateralize potential obligations to it. Freddie Mac performed an audit in June 2016.  As a result of that audit, ReadyCap received an overall assessment of Satisfactory.

Failure to maintain our status as an approved seller/servicer would mean we would not be able to sell mortgage loans to Freddie Mac, could result in us being required to re-purchase loans previously sold to Freddie Mac, or could otherwise restrict our business and investment options and could harm our business and expose us to losses or other claims. Freddie Mac may, in the future, require us to hold additional capital or pledge additional cash or assets in order to maintain approved seller/servicer status, which, if required, would adversely impact our financial results. Loans sold to Freddie Mac that may be required to be re-purchased as of December 31, 2016 included 60 loans with a combined unpaid principal balance of $120.1 million.

The diminished level of Freddie Mac participation in, and other changes in the role of Freddie Mac in, the mortgage market may adversely affect our business.

If Freddie Mac participation in the mortgage market were reduced or eliminated, or its structures were to change, our ability to originate and service loans under the Freddie Mac program could be adversely affected. These developments could also materially and adversely impact the pricing of our potential future Freddie Mac loan and ABS portfolio. Additionally, the current support provided by the U.S. Treasury to Freddie Mac, and any additional support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from such assets, thereby tightening the spread between the interest we earn on these assets and the cost of financing these assets. In March 2013, the FHFA announced that it would establish a new institutional body, which later became known as the Federal Mortgage Insurance Currency (“FMIC), to replace Fannie Mae, and Freddie Mac once they wind down operations. In June 2013, in a draft bill entitled the “Secondary Mortgage Market Reform and Taxpayer Protection Act of 2013” it was proposed that the FMIC would be modeled after the FDIC and provide catastrophic reinsurance in the secondary market for MBS. It would also take over multi-family guarantees as the existing portfolios of Fannie Mae and Freddie Mac are wound down by at least 15% annually until they are completely liquidated. Future legislation affecting Freddie Mac may create market uncertainty and have the effect of reducing the actual or perceived credit quality of Freddie Mac and the securities issued or guaranteed by it. As a result, such laws could increase the risk of loss on our investments related to the Freddie Mac program. It also is possible that such laws could adversely impact the market for such assets and the spreads at which they trade.

Our investments may include subordinated tranches of ABS and RMBS, which are subordinate in right of payment to more senior securities.

Our investments may include subordinated tranches of ABS and RMBS, which are subordinated classes of securities in a structure of securities collateralized by a pool of assets consisting primarily of SBC loans and, accordingly, are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions than more senior securities. As a result, such subordinated interests generally are not actively traded and may not provide holders thereof with liquid investments.

In certain cases we may not control the special servicing of the mortgage loans included in the securities in which we may invest in and, in such cases, the special servicer may take actions that could adversely affect our interests.

With respect to the SBC ABS in which we expect to invest, overall control over the special servicing of the related underlying mortgage loans will be held by a directing certificate holder, which is appointed by the holders of the most subordinate class of securities in such series. When we acquire investment-grade classes of existing series of securities originally rated AAA, we will not have the right to appoint the directing certificate holder. In these cases, in connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests.

Any credit ratings assigned to our SBC loans and ABS assets will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

Some of our SBC loan and ABS assets may be rated by Moody’s Investors Service, Standard & Poor’s, or S&P, or Fitch Ratings. Any credit ratings on our SBC loans and ABS assets are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. Rating agencies may assign a lower than expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our SBC loans and ABS assets in the future. In addition, we may acquire assets with no rating or with below investment grade ratings. If the rating agencies take adverse action with respect to the rating of our SBC loans and ABS assets or if our unrated assets are illiquid, the value of these SBC loans and ABS assets could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

The receivables underlying the ABS we may acquire are subject to credit risks, liquidity risks, interest rate risks, market risks, operations risks, structural risks and legal risks, which could result in losses to us.

We may acquire ABS securities, where the underlying pool of assets consists primarily of SBC loans. The structure of an ABS, and the terms of the investors’ interest in the underlying collateral, can vary widely depending on the type of collateral, the desires of investors and the use of credit enhancements. Individual transactions can differ markedly in both structure and execution. Important determinants of the risk associated with issuing or holding ABS include: (i) the relative seniority or subordination of the class of ABS held by an investor, (ii) the relative allocation of principal, and interest payments in the priorities by which such payments are made under the governing documents, (iii) the effect of credit losses on both the issuing vehicle and investors’ returns, (iv) whether the underlying collateral represents a fixed set of specific assets or accounts, (v) whether the underlying collateral assets are revolving or closed-end, (vi) the terms (including maturity of the ABS) under which any remaining balance in the accounts may revert to the issuing vehicle and (vii) the extent to which the entity that sold the underlying collateral to the issuing vehicle is obligated to provide support to the issuing vehicle or to investors. With respect to some types of ABS, the foregoing risks are more closely correlated with similar risks on corporate bonds of similar terms and maturities than with the performance of a pool of similar assets.

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

Holders of ABS bear various risks, including credit risks, liquidity risks, interest rate risks, market risks, operations risks, structural risks and legal risks. Credit risk arises from (i) losses due to defaults by obligors under the underlying collateral and (ii) the issuing vehicle’s or servicer’s failure to perform their respective obligations under the transaction documents governing the ABS. These two risks may be related, as, for example, in the case of a servicer that does not provide adequate credit-review scrutiny to the underlying collateral, leading to a higher incidence of defaults.

Market risk arises from the cash flow characteristics of the ABS, which for most ABS tend to be predictable. The greatest variability in cash flows come from credit performance, including the presence of wind-down or acceleration features designed to protect the investor in the event that credit losses in the portfolio rise well above expected levels.

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

Increases in interest rates could adversely affect the demand for new SBC loans, the value of our SBC loans and ABS assets and the availability of our target assets, and they could cause our interest expense to increase, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to our stockholders.

We may invest in SBC loans, SBC ABS and other real estate-related investments. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of our target assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause our target assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of our target assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and make distributions may be materially and adversely affected.

The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because we expect that our SBC loans and ABS assets generally will bear, on average, interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the fair market value of our net assets. Additionally, to the extent cash flows from SBC loans and ABS assets that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new SBC loans and ABS assets and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses.

Fair market values of our SBC loans and ABS assets may decline without any general increase in interest rates for a number of reasons, such as increases or expected increases in defaults, or increases or expected increases in voluntary prepayments for those SBC loans and ABS assets that are subject to prepayment risk or widening of credit spreads.

In addition, in a period of rising interest rates, our operating results will depend in large part on the difference between the income from our assets and our financing costs. We anticipate that, in most cases, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and fair market value of our assets.

Interest rate fluctuations may adversely affect the level of our net income and the value of our assets and common stock.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations present a variety of risks, including the risk of a narrowing of the difference between asset yields and borrowing rates, flattening or inversion of the yield curve and fluctuating prepayment rates, and may adversely affect our income and the value of our assets and common stock.

Interest rate mismatches between our ARMs and RMBS backed by ARMs or hybrid ARMs and our borrowings used to fund our purchases of these assets may cause us to suffer losses.

We will likely fund our residential mortgage loans and RMBS with borrowings that have interest rates that adjust more frequently than the interest rate indices and repricing terms of ARMs and RMBS backed by ARMs or hybrid ARMs. Accordingly, if short-term interest rates increase, our borrowing costs may increase faster than the interest rates on our ARMs and RMBS backed by ARMs or hybrid ARMs adjust. As a result, in a period of rising interest rates, we could experience a decrease in net income or a net loss.

In most cases, the interest rate indices and repricing terms of ARMs and RMBS backed by ARMs or hybrid ARMs and our borrowings are not identical, thereby potentially creating an interest rate mismatch between our investments and our borrowings. While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods when the spread between these indices was volatile. During periods of changing interest rates, these interest rate index mismatches could reduce our net income or produce a net loss, and adversely affect the level of our dividends and the market price of our common stock.

In addition, ARMs and RMBS backed by ARMs or hybrid ARMs are typically subject to lifetime interest rate caps that limit the amount an interest rate can increase through the maturity of the ARMs. However, our borrowings under repurchase agreements typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps could limit the interest rates on these types of assets. This problem is magnified for ARMs and RMBS backed by ARMs or hybrid ARMs that are not fully indexed. Further, some ARMs and RMBS backed by ARMs or hybrid ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less income on these types of assets than we need to pay interest on our related borrowings. These factors could reduce our net interest income and cause us to suffer a loss during periods of rising interest rates.

Because we hold and may originate additional fixed-rate assets, an increase in interest rates on our borrowings may adversely affect our book value.

Increases in interest rates may negatively affect the fair market value of our assets. Any fixed-rate assets we hold or originate generally will be more negatively affected by these increases than adjustable-rate assets. In accordance with accounting rules, we will be required to reduce our earnings for any decrease in the fair market value of our assets that are accounted for under the fair value option. We will be required to evaluate our assets on a quarterly basis to determine their fair value by using third-party bid price indications provided by dealers who make markets in these assets or by third-party pricing services. If the fair value of an asset is not available from a dealer or third-party pricing service, we will estimate the fair value of the asset using a variety of methods, including discounted cash flow analysis, matrix pricing, option-adjusted spread models and fundamental analysis. Aggregate characteristics taken into consideration include type of collateral, index, margin, periodic cap, lifetime cap, underwriting standards, age and delinquency experience. However, the fair value reflects estimates and may not be indicative of the amounts we would receive in a current market exchange. If we determine that a security is other-than-temporarily impaired, we would be required to reduce the value of such security on our balance sheet by recording an impairment charge in our income statement and our stockholders’ equity would be correspondingly reduced. Reductions in stockholders’ equity decrease the amounts we may borrow to originate or purchase additional target assets, which could restrict our ability to increase our net income.

Because the assets we will hold and expects to acquire may experience periods of illiquidity, we may lose profits or be prevented from earning capital gains if we cannot sell SBC loans and ABS assets at an opportune time.

We bear the risk of being unable to dispose of our assets at advantageous times or in a timely manner because SBC loans and ABS assets generally experience periods of illiquidity, including the recent period of delinquencies and defaults with respect to residential mortgage loans. Additionally, we believe that we are currently one of only a handful of active market participants in the secondary SBC loan market and the lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which may cause us to incur losses.

Recent market conditions may make it more difficult for us to analyze potential investment opportunities for our portfolio of assets.

Our success will depend, in part, on our ability to effectively analyze potential acquisition and origination opportunities in order to assess the level of risk-adjusted returns that we should expect from any particular investment. To estimate the value of a particular asset, we may use historical assumptions that may or may not be appropriate during the recent unprecedented downturn in the real estate market and general economy. To the extent that we use historical assumptions that are inappropriate under current market conditions, we may overpay for an asset or acquire an asset that it otherwise might not acquire, which could have a material and adverse effect on our results of operations and our ability to make distributions to our stockholders.

In addition, as part of our overall portfolio risk management, we will analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our portfolio of assets. In conducting our analysis, we will depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. Recent dislocations in the mortgage market or other developments may change the way that prepayment trends respond to interest rate changes, which may adversely affect our ability to assess the market value of our portfolio of assets, implement our hedging strategies or implement techniques to reduce our prepayment rate volatility. If our estimates prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates or prepayments, we may incur losses that could materially and adversely affect our financial condition, results of operations and our ability to make distributions to our stockholders.

Any mezzanine loan assets we may purchase or originate may involve greater risks of loss than senior loans secured by income-producing properties.

We may originate or acquire mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy its mezzanine loan. If a borrower defaults on any mezzanine loan we may purchase or originate, or debt senior to any such loan, or in the event of a borrower bankruptcy, such mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our initial expenditure. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to any mezzanine loans we may purchase or originate would result in operating losses for us and may limit our ability to make distributions to our stockholders.

Maintenance of our 1940 Act exception imposes limits on our operations.

We intend to conduct our operations so that neither we nor our subsidiaries are required to register as an investment company under the 1940 Act. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act.

We intend to conduct our operations so that we do not come within the definition of an investment company under Section 3(a)(1)(C) of the 1940 Act because fewer than 40% of our total assets on an unconsolidated basis will consist of “investment securities.” The securities issued to us by any wholly-owned or majority-owned subsidiary that we currently own or may form in the future that is excluded from the definition of “Investment Company” by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our total assets on an unconsolidated basis. We will monitor our holdings to ensure continuing and ongoing compliance with this test. However, qualification for exclusion from registration under the 1940 Act will limit our ability to make certain investments. In addition, we believe that we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, we will be primarily engaged in the non-investment company businesses of our subsidiaries, and thus the type of businesses in which we may engage through our subsidiaries is limited.

In connection with the Section 3(a)(1)(c) analysis, the determination of whether an entity is a majority-owned subsidiary of our Company is made by us. The 1940 Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The 1940 Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We will treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We will also treat securitization trusts as majority-owned subsidiaries for purposes of this analysis even where the securities issued by such trusts do not meet the definition of voting securities under the 1940 Act only in cases where this conclusion is supported by an opinion of counsel that the trust certificates or other interests issued by such securitization trusts are the functional equivalent of voting securities and that, in any event, such securitization trusts should be considered to be majority-owned subsidiaries for purposes of this analysis. We have not requested the SEC, or its staff, to concur or approve our treatment of any securitization trust or other company as a majority-owned subsidiary and neither the SEC nor its staff has done so. If the SEC, or its staff, were to disagree with our treatment of one of more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.

We believe that certain of our subsidiaries qualify to be excluded from the definition of investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exception generally requires that at least 55% of such subsidiaries’ assets must be comprised of qualifying assets and at least 80% of their total assets must be comprised of qualifying assets and real estate-related assets under the 1940 Act. We will treat as qualifying assets for this purpose SBC loans and other mortgages, in each case meeting certain other qualifications based upon SEC staff no-action letters. Although SEC staff no-action letters have not specifically addressed the categorization of these types of assets, we will also treat as qualifying assets for this purpose transitional loans wholly-secured by first priority liens on real estate that provide interim financing to borrowers seeking short-term capital (with terms of generally up to three years), MBS representing ownership of an entire pool of mortgage loans, and real estate-owned properties that may be acquired in connection with mortgage loan foreclosures. We expect each of our subsidiaries relying on Section 3(c)(5)(C) may invest an additional 25% of its assets in either qualifying assets or in other types of mortgages, interests in MBS or other securitizations, securities of REITs, and other real estate-related assets. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC, or its staff, or if such guidance has not been published, on our own analyses to determine which assets are qualifying real estate assets and real estate-related assets. To the extent that the SEC, or its staff, publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. Although we intend to monitor our portfolio periodically and prior to each investment acquisition, there can be no assurance that we will be able to maintain an exclusion for these subsidiaries. In addition, we may be limited in our ability to make certain investments and these limitations could result in the subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

In 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the 1940 Act, including the nature of the assets that qualify for purposes of the exclusion and whether mortgage REITs should be regulated in a manner similar to registered investment companies. There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including the SEC, or its staff, providing more specific or different guidance regarding this exclusion, will not change in a manner that adversely affects our operations. If our Company or our subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either to (i) change the manner in which we conduct our operations to avoid being required to register as an investment company, (ii) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (iii) register as an investment company, any of which would negatively affect the value of our shares of common stock, the sustainability of our business model, and our ability to make distributions which would have an adverse effect on our business and the value of our shares of common stock.

Certain of our subsidiaries may rely on the exclusion from the definition of investment company provided by Section 3(c)(6) to the extent that they hold mortgage assets through majority-owned subsidiaries that rely on Section 3(c)(5)(C). Little interpretive guidance has been issued by the SEC, or its staff, with respect to Section 3(c)(6) and any guidance published by the SEC, or its staff, could require us to adjust our strategy accordingly. Although little interpretive guidance has been issued with respect to Section 3(c)(6), we believe that each of our subsidiaries may rely on Section 3(c)(6) if, among other things, 55% of the assets of such subsidiaries consist of, and at least 55% of the income of such subsidiaries are derived from, qualifying real estate investment assets owned by wholly-owned or majority-owned subsidiaries of such subsidiaries.

Qualification for exemption from registration under the 1940 Act will limit our ability to make certain investments. For example, these restrictions will limit the ability of our subsidiaries to invest directly in MBS that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations and MBS, and real estate companies or in assets not related to real estate.

No assurance can be given that the SEC, or its staff, will concur with our classification of our Company or our subsidiaries’ assets or that the SEC, or its staff, will not, in the future, issue further guidance that may require us to reclassify those assets for purposes of qualifying for an exclusion from regulation under the 1940 Act. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon the definition of investment company and the exceptions to that definition, we may be required to adjust our investment strategy accordingly. Additional guidance from the SEC, or its staff, could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen. If the SEC, or its staff takes a position contrary to our analysis with respect to the characterization of any of the assets or securities we invest in, we may be deemed an unregistered investment company. Therefore, in order not to be required to register as an investment company, we may need to dispose of a significant portion of our assets or securities or acquire significant other additional assets which may have lower returns than our expected portfolio, or we may need to modify our business plan to register as an investment company, which would result in significantly increased operating expenses and would likely entail significantly reducing our indebtedness, which could also require us to sell a significant portion of our assets. We cannot assure you that we would be able to complete these dispositions or acquisitions of assets, or deleveraging, on favorable terms, or at all. Consequently, any modification of our business plan could have a material adverse effect on us. Further, if the SEC determined that we were an unregistered investment company, we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, we would potentially be unable to enforce contracts with third parties and third parties could seek to obtain rescission of transactions undertaken during the period for which it was established that we were an unregistered investment company. Any of these results would have a material adverse effect on us.

Since we are not expected to be subject to the 1940 Act, we will not be subject to its substantive provisions, including provisions requiring diversification of investments, limiting leverage and restricting investments in illiquid assets.

Rapid changes in the values of our target assets may make it more difficult for us to maintain our qualification as a REIT or our exclusion from the 1940 Act.

If the fair market value or income potential of our target assets declines as a result of increased interest rates, prepayment rates, general market conditions, government actions or other factors, we may need to increase our real estate assets and income or liquidate our non-qualifying assets to maintain our REIT qualification or our exclusion from the 1940 Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. We may have to make decisions that we otherwise would not make absent the REIT and 1940 Act considerations.

Risks Relating to an Investment in Our Common Stock

Future offerings of debt or equity securities, which may rank senior to our common stock, may adversely affect the market price of the common stock.

If we decide to issue additional debt securities in the future, which would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any equity securities or convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in the Company.

We cannot assure you of our ability to pay distributions in the future.

To maintain our qualification as a REIT and generally not be subject to U.S. federal income tax, we intend to make regular quarterly distributions to holders of our common stock out of legally available funds. Our current policy is to distribute our net taxable income to our stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid corporate income tax. We expect to continue our current distribution practices following the ZAIS Financial merger, but our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this annual report on Form 10-K. All distributions will be made at the discretion of our board of directors and will depend on our earnings, financial condition, debt covenants, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and other factors as our board of directors may deem relevant from time to time.

We may not be able to make distributions in the future, and our board of directors may change our distribution policy in the future. We believe that a change in any one of the following factors, among others, could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:

•	the profitability of the assets we hold or acquire;

•	our ability to make profitable acquisitions;

•	margin calls or other expenses that reduce our cash flow;

•	defaults in our asset portfolio or decreases in the value of our portfolio; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

We cannot assure you that we will achieve results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future. In addition, some of our distributions may include a return of capital.

Tax Risks

Our failure to qualify as a REIT, or the failure of our predecessor to qualify as a REIT, would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our stockholders.

We have been organized and operated and intend to continue to operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2011. We have not requested and do not intend to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT. The U.S. federal income tax laws governing REITs are complex, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. The complexity of these provisions and of applicable Treasury Regulations is greater in the case of a REIT that, like us, holds our assets through a partnership. To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we may not obtain independent appraisals. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes. Thus, while we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.

If we fail to qualify as a REIT in any taxable year, and do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income, and distributions to our stockholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would decrease the amount of our  income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our net taxable income to our stockholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.

As further described above, on October 31, 2016, our predecessor entity merged with and into a subsidiary of ZAIS Financial, with ZAIS Financial surviving the merger and changing its name to Sutherland Asset Management Corporation.  If prior to the merger our predecessor (“Pre-Merger Sutherland”) failed to qualify as a REIT, we could fail to qualify as a REIT as a result.  Even if we retained our REIT qualification, if Pre-Merger Sutherland failed to qualify as a REIT for any taxable year prior to the merger, we would face serious tax consequences that could substantially reduce the cash available for distribution to our stockholders because (i) we, as successor to Pre-Merger Sutherland in the merger, generally inherited any corporate income, excise and other tax liabilities of Pre-Merger Sutherland, including penalties and interest; (ii) we would be subject to tax on the built-in gain on each asset of Pre-Merger Sutherland existing at the time of the merger; and (iii) we could be required to employ applicable deficiency dividend procedures (which would include the payment of penalties and interest to the IRS) to eliminate any earnings and profits accumulated by Pre-Merger Sutherland for taxable periods that it did not qualify as a REIT.  As a result, any failure by Pre-Merger Sutherland to qualify as a REIT could impair our ability to expand our business and raise capital, and could materially adversely affect the value of our common stock.

The percentage of our assets represented by TRSs and the amount of our income that we can receive in the form of TRS dividends and interest are subject to statutory limitations that could jeopardize our REIT qualification and could limit our ability to acquire or force us to liquidate otherwise attractive investments.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. In order to treat a subsidiary of the REIT as a TRS, both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. In order to qualify as a REIT, no more than 25% (20% beginning in 2018) of the value of our gross assets at the end of each calendar quarter may consist of securities of one or more TRSs. A significant portion of our activities are conducted through our TRSs, and we expect that such TRSs will from time to time hold significant assets.

We have elected, together with each of ReadyCap Holdings, SAMC REO 2013-1, LLC, or SAMC 2013, 435 Clark Road LLC, or 435 Clark, and SAMC Honeybee TRS, LLC, or SAMC Honeybee, for each such entity to be treated as a TRS, and we may make TRS elections with respect to certain other entities we may form in the future. While we intend to manage our affairs so as to satisfy the TRS limitation, there can be no assurance that we will be able to do so in all market circumstances.

In order to satisfy the TRS limitation, we have been required to and may in the future be required to acquire assets that we otherwise would not acquire, liquidate or restructure assets that we hold through ReadyCap Holdings or any of our other TRSs, or otherwise engage in transactions that we would not otherwise undertake absent the requirements for REIT qualifications. Each of these actions could reduce the distributions available to our stockholders. Moreover, no assurance can be provided that we will be able to successfully manage our asset composition in a manner that causes us to satisfy the TRS limitation each quarter, and our failure to satisfy this limitation could result in our failure to qualify as a REIT.

Any distributions we receive from ReadyCap Holdings, SAMC 2013, 435 Clark, SAMC Honeybee, and any other TRS that we form are classified as dividend income to the extent of the earnings and profits of the distributing corporation. Any of our TRSs may from time to time need to make such distributions in order to keep the value of our TRSs below 25% of our total assets (20% beginning in 2018). However, TRS dividends will generally not constitute qualifying income for purposes of one of the tests we must satisfy to qualify as a REIT, namely, that at least 75% of our gross income must in each taxable year generally be from real estate assets. While we will continue to monitor our compliance with both this income test and the limitation on the percentage of our assets represented by securities of our TRSs, and intend to conduct our affairs so as to comply with both, the two may at times be in conflict with one another. As an example, it is possible that we may wish to distribute a dividend from a TRS in order to reduce the value of our TRSs below the required threshold of our assets, but be unable to do so without violating the requirement that 75% of our gross income in the taxable year be derived from real estate assets. Although there are other measures we can take in such circumstances in order to remain in compliance, there can be no assurance that we will be able to comply with both of these tests in all market conditions.

Complying with REIT requirements may force us to liquidate or forego otherwise attractive investments, which could reduce returns on our assets and adversely affect returns to our stockholders.

To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and RMBS. The remainder of our investment in securities (other than government securities and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualifying real estate assets) can consist of the securities of any one issuer, no more than 25% (20% beginning in 2018) of the value of our total assets can be represented by stock and securities of one or more TRSs and no more than 25% of the value of our assets may consist of “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders. In addition, if we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT. The REIT requirements described above may also restrict our ability to sell REIT-qualifying assets, including asset sales made in connection with a disposition of certain segments of our business or in connection with a liquidation of us, without adversely impacting our qualifications as a REIT. Furthermore, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT.

In addition, certain assets that we hold or intend to hold, including unsecured loans, loans secured by both real property and personal property where the fair market value of the personal property exceeds 15% of the total fair market value of all of the property securing the loan, and interests in ABS secured by assets other than real property or mortgages on real property or on interests in real property, are not qualified and will not be qualified real estate assets for purposes of the REIT asset tests. Accordingly, our ability to invest in such assets will be limited, and our investment in such assets could cause us to fail to qualify as a REIT if our holdings in such assets do not satisfy such limitations.

Distributions from us or gain on the sale of our common stock may be treated as unrelated business taxable income, or UBTI, to U.S. tax-exempt holders of common stock.

If (i) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (ii) a tax-exempt U.S. person has incurred debt to purchase or hold our common stock, (iii) we purchase real estate mortgage investment conduit (“REMIC”) residual interests that generate “excess inclusion income,” or (iv) we are a “pension held REIT,” then a portion of the distributions with respect to our common stock and, in the case of a U.S. person described in (ii), gains realized on the sale of such common stock by such U.S. person, may be subject to U.S. federal income tax as UBTI under the Code.

We may lose our REIT qualification or be subject to a penalty tax if we earn, and the IRS successfully challenges our characterization of, income from foreign TRSs or other non-U.S. corporations in which we hold an equity interest.

We may make investments in non-U.S. corporations some of which may, together with us, make a TRS election. We likely will be required to include in our income, even without the receipt of actual distributions, earnings from any such foreign TRSs or other non-U.S. corporations in which we hold an equity interest. Income inclusions from equity investments in certain foreign corporations are technically neither dividends nor any of the other enumerated categories of income specified in the 95% gross income test for REIT qualification purposes. However, in recent private letter rulings, the IRS exercised its authority under Code Section 856(c)(5)(J)(ii) to treat such income as qualifying income for purposes of the 95% gross income test notwithstanding the fact that the income is not included in the enumerated categories of income qualifying for the 95% gross income test. A private letter ruling may be relied upon only by the taxpayer to whom it is issued, and the IRS may revoke a private letter ruling. Consistent with the position adopted by the IRS in those private letter rulings and based on advice of counsel concerning the classification of such income inclusions for purposes of the REIT income tests, we intend to treat such income inclusions that meet certain requirements as qualifying income for purposes of the 95% gross income test. Notwithstanding the IRS’s determination in the private letter rulings described above, it is possible that the IRS could successfully assert that such income does not qualify for purposes of the 95% gross income test, which, if such income together with other income we earn that does not qualify for the 95% gross income test exceeded 5% of our gross income, could cause us to be subject to a penalty tax and could impact our ability to qualify as a REIT.

The REIT distribution requirements could adversely affect our ability to execute our business plan and may require us to incur debt, sell assets or take other actions to make such distributions.

To qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. Our current policy is to pay distributions which will allow us to satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income tax on our undistributed income.

Our taxable income may substantially exceed our net income as determined based on U.S. GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, it is likely that we will acquire assets, including RMBS requiring us to accrue OID or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification.  Finally, we may be required under the terms of the indebtedness that we incur to use cash received from interest payments to make principal payments on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be used for future investment or used to repay debt, or (iv) make a taxable distribution of shares of common stock as part of a distribution in which stockholders may elect to receive shares of common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

We may be required to report taxable income with respect to certain of our investments in excess of the economic income we ultimately realize from them.

We may acquire mortgage loans, RMBS or other debt instruments in the secondary market for less than their face amount. The discount at which such securities are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Market discount accrues on the basis of the constant yield to maturity of the debt instrument based generally on the assumption that all future payments on the debt instrument will be made. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. In particular, payments on mortgage loans are ordinarily made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on a debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deduction in a subsequent taxable year. In addition, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under applicable Treasury Regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt, even if the value of the debt or the payment expectations have not changed.

Similarly, some of the RMBS that we purchase will likely have been issued with OID. We will be required to report such OID based on a constant yield method and income will accrue based on the assumption that all future projected payments due on such MBSs will be made. If such MBSs turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year in which uncollectability is provable. Finally, in the event that any mortgage loans, RMBS or other debt instruments acquired by us are delinquent as to mandatory principal and interest payments, or in the event a borrower with respect to a particular debt instrument acquired by us encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to subordinate RMBS at their stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the loss would likely be treated as a capital loss, and the utility of that loss would therefore depend on our having capital gain in that later year or thereafter.

We may hold excess MSRs, which means the portion of an MSR that exceeds the arm’s-length fee for services performed by the mortgage servicer. Based on IRS guidance concerning the classification of MSRs, we intend to treat any excess MSRs we acquire as ownership interests in the interest payments made on the underlying mortgage loans, akin to an “interest only” strip. Under this treatment, for purposes of determining the amount and timing of taxable income, each excess MSR is treated as a bond that was issued with OID on the date we acquired such excess MSR. In general, we will be required to accrue OID based on the constant yield to maturity of each excess MSR, and to treat such OID as taxable income in accordance with the applicable U.S. federal income tax rules. The constant yield of an excess MSR will be determined, and we will be taxed, based on a prepayment assumption regarding future payments due on the mortgage loans underlying the excess MSR. If the mortgage loans underlying an excess MSR prepay at a rate different than that under the prepayment assumption, our recognition of OID will be either increased or decreased depending on the circumstances. Thus, in a particular taxable year, we may be required to accrue an amount of income in respect of an excess MSR that exceeds the amount of cash collected in respect of that excess MSR. Furthermore, it is possible that, over the life of the investment in an excess MSR, the total amount we pay for, and accrues with respect to, the excess MSR may exceed the total amount we collect on such excess MSR. No assurance can be given that we will be entitled to a deduction for such excess, meaning that we may be required to recognize phantom income over the life of an excess MSR.

The interest apportionment rules may affect our ability to comply with the REIT asset and gross income tests.

The interest apportionment rules under Treasury Regulation Section 1.856-5(c) provide that, if a mortgage is secured by both real property and other property, a REIT is required to apportion its annual interest income to the real property security based on a fraction, the numerator of which is the value of the real property securing the loan, determined when the REIT commits to acquire the loan, and the denominator of which is the highest “principal amount” of the loan during the year. If a mortgage is secured by both real property and personal property and the value of the personal property does not exceed 15% of the aggregate value of the property securing the mortgage, the mortgage is treated as secured solely by real property for this purpose. IRS Revenue Procedure 2014-51 interprets the “principal amount” of the loan to be the face amount of the loan, despite the Code’s requirement that taxpayers treat any market discount, which is the difference between the purchase price of the loan and its face amount, for all purposes (other than certain withholding and information reporting purposes) as interest rather than principal.

To the extent the face amount of any loan that we hold that is secured by both real property and other property exceeds the value of the real property securing such loan, the interest apportionment rules described above may apply to certain of our loan assets unless the loan is secured solely by real property and personal property and the value of the personal property does not exceed 15% of the value of the property securing the loan. Thus, depending upon the value of the real property securing our mortgage loans and their face amount, and the other sources of our gross income generally, we may fail to meet the 75% REIT gross income test. In addition, although we will endeavor to accurately determine the values of the real property securing our loans at the time we acquire or commit to acquire such loans, such values may not be susceptible to a precise determination and will be determined based on the information available to us at such time. If the IRS were to successfully challenge our valuations of such assets and such revaluations resulted in a higher portion of our interest income being apportioned to property other than real property, we could fail to meet the 75% REIT gross income test. If we do not meet this test, we could potentially lose our REIT qualification or be required to pay a penalty tax to the IRS. Furthermore, prior to 2016, the apportionment rules described above applied to any debt instrument that was secured by real and personal property if the principal amount of the loan exceeded the value of the real property securing the loan. As a result, prior to 2016, these apportionment rules applied to mortgage loans held by us even if the personal property securing the loan did not exceed 15% of the total property securing the loan. We and our predecessor have held significant mortgage loans that are secured by both real property and personal property. If the IRS were to successfully challenge the application of these rules to us, we could fail to meet the 75% REIT gross income test and potentially lose our REIT qualification or be required to pay a penalty tax to the IRS.

In addition, the Code provides that a regular or a residual interest in a REMIC is generally treated as a real estate asset for the purposes of the REIT asset tests, and any amount includible in our gross income with respect to such an interest is generally treated as interest on an obligation secured by a mortgage on real property for the purposes of the REIT gross income tests. If, however, less than 95% of the assets of a REMIC in which we hold an interest consists of real estate assets (determined as if we held such assets), we will be treated as holding our proportionate share of the assets of the REMIC for the purpose of the REIT asset tests and receiving directly our proportionate share of the income of the REMIC for the purpose of determining the amount of income from the REMIC that is treated as interest on an obligation secured by a mortgage on real property. In connection with the expanded HARP program, the IRS issued guidance providing that, among other things, if a REIT holds a regular interest in an “eligible REMIC,” or a residual interest in an “eligible REMIC” that informs the REIT that at least 80% of the REMIC’s assets constitute real estate assets, then (i) the REIT may treat 80% of the value of the interest in the REMIC as a real estate asset for the purpose of the REIT asset tests and (ii) the REIT may treat 80% of the gross income received with respect to the interest in the REMIC as interest on an obligation secured by a mortgage on real property for the purpose of the 75% REIT gross income test. For this purpose, a REMIC is an “eligible REMIC” if (i) the REMIC has received a guarantee from Fannie Mae or Freddie Mac that will allow the REMIC to make any principal and interest payments on its regular and residual interests and (ii) all of the REMIC’s mortgages and pass-through certificates are secured by interests in single-family dwellings. If we were to acquire an interest in an eligible REMIC less than 95% of the assets of which constitute real estate assets, the IRS guidance described above may generally allow us to treat 80% of our interest in such a REMIC as a qualifying real estate asset for the purpose of the REIT asset tests and 80% of the gross income derived from the interest as qualifying income for the purpose of the 75% REIT gross income test. Although the portion of the income from such a REMIC interest that does not qualify for the 75% REIT gross income test would likely be qualifying income for the purpose of the 95% REIT gross income test, the remaining 20% of the REMIC interest generally would not qualify as a real estate asset, which could adversely affect our ability to satisfy the REIT asset tests. Accordingly, owning such a REMIC interest could adversely affect our ability to qualify as a REIT.

Our ownership of and relationship with any TRS which we may form or acquire will be limited, and a failure to comply with the limits would jeopardize our REIT qualification and our transactions with our TRSs may result in the application of a 100% excise tax if such transactions are not conducted on arm’s-length terms.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 25% (20% beginning in 2018) of the value of a REIT’s assets may consist of stock and securities of one or more TRSs. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

We have elected and will elect to treat certain subsidiaries as TRSs. Any such TRS and any other domestic TRS that we may form, would therefore be required to pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income would be available for distribution to us but would not be required to be distributed to us by such TRS. We anticipate that the aggregate value of the TRS stock and securities owned by us will be less than 25% (20% beginning in 2018) of the value of our total assets (including the TRS stock and securities). Furthermore, we will monitor the value of our investments in our TRSs to ensure compliance with the rule that no more than 25% (20% beginning in 2018) of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS limitations or to avoid application of the 100% excise tax discussed above.

The ownership limits that apply to REITs, as prescribed by the Code and by our charter, may inhibit market activity in shares of our common stock and restrict our business combination opportunities.

In order for us to qualify as a REIT, not more than 50% in value of our outstanding shares of stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after the first year for which we elect to qualify as a REIT. Additionally, at least 100 persons must beneficially own our stock during at least 335 days of a taxable year (other than the first taxable year for which we elect to be taxed as a REIT). Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary or appropriate to preserve our qualification as a REIT. Our charter also provides that, unless exempted by our board of directors, no person may own more than 9.8% in value or in number, whichever is more restrictive, of the outstanding shares of our common stock, or 9.8% in value or in number, whichever is more restrictive, of the outstanding shares of all classes and series of our capital stock. Our board of directors may, in its sole discretion, subject to such conditions as it may determine and the receipt of certain representations and undertakings, prospectively or retroactively, waive the ownership limits or establish a different limit on ownership, or excepted holder limit, for a particular stockholder if the stockholder’s ownership in excess of the ownership limits would not result in us being “closely held” under Section 856(h) of the Code or otherwise failing to qualify as a REIT. These ownership limits could delay or prevent a transaction or a change in control of us that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders.

Certain financing activities may subject us to U.S. federal income tax and increase the tax liability of our stockholders.

We may enter into transactions that could result in us, the operating partnership or a portion of the operating partnership’s assets being treated as a “taxable mortgage pool” for U.S. federal income tax purposes. Specifically, we may securitize residential or commercial real estate loans that we originate or acquire and such securitizations, to the extent structured in a manner other than a REMIC, would likely result in us owning interests in a “taxable mortgage pool”. We would be precluded from holding equity interests in such a taxable mortgage pool securitization through the operating partnership. Accordingly, we would likely enter into such transactions through a qualified REIT subsidiary of one or more subsidiary REITs formed by the operating partnership, and will be precluded from selling to outside investors equity interests in such securitizations or from selling any debt securities issued in connection with such securitizations that might be considered equity for U.S. federal income tax purposes. We will be taxed at the highest U.S. federal corporate income tax rate on any “excess inclusion income” arising from a taxable mortgage pool that is allocable to the percentage of our shares held in record name by “disqualified organizations,” which are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from tax on unrelated business taxable income. To the extent that common stock owned by “disqualified organizations” is held in record name by a broker/dealer or other nominee, the broker/dealer or other nominee would be liable for the U.S. federal corporate income tax on the portion of our excess inclusion income allocable to the common stock held by the broker/dealer or other nominee on behalf of the disqualified organizations. Disqualified organizations may own our stock. Because this tax would be imposed on us, all of our investors, including investors that are not disqualified organizations, will bear a portion of the tax cost associated with the classification of us or a portion of our assets as a taxable mortgage pool. A regulated investment company, or RIC, or other pass-through entity owning our common stock in record name will be subject to tax at the highest corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations.

In addition, if we realize excess inclusion income and allocate it to our stockholders, this income cannot be offset by net operating losses of our stockholders. If the stockholder is a tax-exempt entity and not a disqualified organization, then this income is fully taxable as unrelated business taxable income under Section 512 of the Code. If the stockholder is a non-U.S. person, it would be subject to U.S. federal income tax withholding on this income without reduction or exemption pursuant to any otherwise applicable income tax treaty. If the stockholder is a REIT, a RIC, common trust fund or other pass-through entity, our allocable share of its excess inclusion income could be considered excess inclusion income of such entity. Accordingly, such investors should be aware that a portion of our income may be considered excess inclusion income.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, which would be treated as prohibited transactions for U.S. federal income tax purposes.

Net income that we derive from a prohibited transaction is subject to a 100% tax. The term “prohibited transaction” generally includes a sale or other disposition of property (including mortgage loans, but other than foreclosure property, as discussed below) that is held primarily for sale to customers in the ordinary course of a trade or business by us or by a borrower that has issued a shared appreciation mortgage or similar debt instrument to us. We might be subject to this tax if we were to dispose of or securitize loans, directly or through a subsidiary REIT, in a manner that was treated as a prohibited transaction for U.S. federal income tax purposes. We might also be subject to this tax if we were to sell assets in connection with a disposition of certain segments of our business or in connection with a liquidation of us. We intend to conduct our operations so that no asset that we or a subsidiary REIT owns (or is treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business or the business of a subsidiary REIT. As a result, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Code that would prevent such treatment. The 100% tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to avoid prohibited transaction characterization.

Characterization of our repurchase agreements entered into to finance our investments as sales for tax purposes rather than as secured lending transactions would adversely affect our ability to qualify as a REIT.

We enter into repurchase agreements with counterparties to achieve our desired amount of leverage for the assets in which we invest. Under our repurchase agreements, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that for U.S. federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT.

The failure of excess MSRs held by us to qualify as real estate assets, or the failure of the income from excess MSRs to qualify as interest from mortgages, could adversely affect our ability to qualify as a REIT.

We may hold excess MSRs. In recent private letter rulings, the IRS ruled that excess MSRs meeting certain requirements would be treated as an interest in mortgages on real property and thus a real estate asset for purposes of the 75% REIT asset test, and interest received by a REIT from such excess MSRs will be considered interest on obligations secured by mortgages on real property for purposes of the 75% REIT gross income test. A private letter ruling may be relied upon only by the taxpayer to whom it is issued, and the IRS may revoke a private letter ruling. Consistent with the analysis adopted by the IRS in such private letter rulings and based on advice of counsel, we intend to treat any excess MSRs that we acquire that meet the requirements provided in the private letter rulings as qualifying assets for purposes of the 75% REIT gross asset test, and we intend to treat income from such excess MSRs as qualifying income for purposes of the 75% and 95% gross income tests. Notwithstanding the IRS’s determination in the private letter rulings described above, it is possible that the IRS could successfully assert that any excess MSRs that we acquire do not qualify for purposes of the 75% REIT asset test and income from such MSRs does not qualify for purposes of the 75% and/or 95% gross income tests, which could cause us to be subject to a penalty tax and could adversely impact our ability to qualify as a REIT.

If we were to make a taxable distribution of shares of our stock, stockholders may be required to sell such shares or sell other assets owned by them in order to pay any tax imposed on such distribution.

We may be able to distribute taxable dividends that are payable in shares of our stock. If we were to make such a taxable distribution of shares of our stock, stockholders would be required to include the full amount of such distribution as income. As a result, a stockholder may be required to pay tax with respect to such dividends in excess of cash received. Accordingly, stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a stockholder sells the shares it receives as a dividend in order to pay such tax, the sale proceeds may be less than the amount included in income with respect to the dividend. Moreover, in the case of a taxable distribution of shares of our stock with respect to which any withholding tax is imposed on a non-U.S. stockholder, we may have to withhold or dispose of part of the shares in such distribution and use such withheld shares or the proceeds of such disposition to satisfy the withholding tax imposed.

While the IRS, in certain private letter rulings, has ruled that a distribution of cash or shares at the election of a REIT’s stockholders may qualify as a taxable stock dividend if certain requirements are met, it is unclear whether and to what extent we will be able to pay taxable dividends in cash and shares of common stock in any future period.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risks will generally be excluded from gross income for purposes of the 75% and 95% gross income tests if (i) the instrument (A) hedges interest rate risk or foreign currency exposure on liabilities used to carry or acquire real estate assets or (B) hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests, or (C) hedges an instrument described in clause (A) or (B) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the hedged instrument, and (ii) such instrument is properly identified under applicable Treasury Regulations. Any income from other hedges would generally constitute non-qualifying income for purposes of both the 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS, which could increase the cost of our hedging activities or result in greater risks associated with interest rate or other changes than we would otherwise incur.

Even if we qualify as a REIT, we may face tax liabilities that reduce our cash flow.

Even if we qualify as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of foreclosures, and state or local income, franchise, property and transfer taxes, including mortgage-related taxes. In addition, we intend to hold a significant amount of our assets from time to time in ReadyCap Holdings, SAMC 2013-01, 435 Clark, SAMC Honeybee, and other TRSs that we may form, each of which pay U.S. federal, state and local income tax on its taxable income, and its after tax net income is available for distribution to us but is not required to be distributed to us by such TRS.  In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we may hold some of our assets through taxable subsidiary corporations, including domestic TRSs. Any taxes paid by such subsidiary corporations would decrease the cash available for distribution to our stockholders. For example, as a result of ReadyCap’s SBA license, ReadyCap’s ability to distribute cash and other assets is subject to significant limitations, and as a result, ReadyCap is required to hold certain assets that would be qualifying real estate assets for purposes of the REIT asset tests, would generate qualifying income for purposes of the REIT 75% income tests, and would not be subject to corporate taxation if held by our operating partnership. Also, we intend that loans that we originate or buy with an intention of selling in a manner that might expose us to the 100% tax on “prohibited transactions” will be originated or bought by a TRS. Furthermore, loans that are to be modified may be held by a TRS on the date of their modification and for a period of time thereafter. Finally, some or all of the real estate properties that we may from time to time acquire by foreclosure or other procedure will likely be held in one or more TRSs. Since our TRSs do not file consolidated returns with one another, any net losses generated by one such entity will not offset net income generated by any other such entity. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Furthermore, if we acquire appreciated assets from a subchapter C corporation in a transaction in which the adjusted tax basis of the assets in our hands is determined by reference to the adjusted tax basis of the assets in the hands of the C corporation, and if we subsequently dispose of any such assets during the 5-year period following the acquisition of the assets from the C corporation, we will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the excess of the fair market value of the assets on the date that they were contributed to us over the basis of such assets on such date, which we refer to as built-in gains. A portion of the assets contributed to Pre-Merger Sutherland in connection with the REIT formation transactions and contributed to ZAIS Financial in connection with its formation may be subject to the built-in gains tax. Although we expect that the built-in gains tax liability arising from any such assets should be de minimis, there is no assurance that this will be the case.

Our qualification as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets that we acquire, and the inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, and also to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income which qualifies under the 75% REIT gross income test. In addition, when purchasing the equity tranche of a securitization, we may rely on opinions or advice of counsel regarding the qualification of the securitization for exemption from U.S. corporate income tax and the qualification of interests in such securitization as debt for U.S. federal income tax purposes. The inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

We may be subject to adverse legislative or regulatory tax changes that could reduce the value of our common stock.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended, possibly with retroactive effect. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective, and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations, which could adversely affect the value of our common stock.

The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates and therefore may be subject to up to a 39.6% maximum U.S. federal income tax rate on ordinary income. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Dividends may also be subject to a 3.8% Medicare tax under certain circumstances.

The tax basis that we use to compute taxable income with respect to certain interests in loans that were held by our operating partnership at the time of the REIT formation transaction could be subject to challenge.

Prior to the REIT formation transactions, our operating partnership had accounted for its interest in certain SBC securitizations as an interest in a single debt instrument for U.S. federal income tax purposes. In connection with the REIT formation transactions, the predecessor to our operating partnership was treated as terminated for U.S. federal income tax purposes, and our operating partnership was treated as a new partnership that acquired the assets of such predecessor for U.S. federal income tax purposes. Beginning with such transactions, our operating partnership has properly accounted for our interests in these securitizations as interests in the underlying loans for U.S. federal income tax purposes. Since we did not have complete information regarding the tax basis of each of the loans held by our operating partnership at the time of the REIT formation transactions, our computation of taxable income with respect to these interests could be subject to adjustment by the IRS. If any such adjustment would be significant in amount, the resulting redetermination of our gross income for U.S. federal income tax purposes could cause us or Pre ZAIS Financial merger Sutherland to fail to satisfy the REIT gross income tests, which could cause us to fail to qualify as a REIT. In addition, if any such adjustment resulted in an increase to our or Pre ZAIS Financial merger Sutherland's REIT taxable income, we could be required to pay a deficiency dividend in order to maintain our REIT qualification.

Potential changes to the U.S. tax laws could adversely impact us.

      The incoming administration of President Trump has included as part of its agenda a potential reform of U.S. tax laws. The details of the potential reform have not yet emerged, but during his presidential campaign, President Trump outlined several changes to business taxes. In addition, House Republicans and Congress have drafted an initial tax reform (“Tax Reform Blueprint”) to significantly amend the current income tax code. The convergence of the President’s plan and the Tax Reform Blueprint’s potential reforms has not yet taken place, however, key changes within the proposals include elimination of the deductibility of corporate interest expense under certain circumstances and reduction of the maximum business tax rate from 35 percent to 15-20 percent. No details regarding the transition from the current tax code to potential new tax reforms have emerged. In addition, it is not yet known if the potential reform of the U.S. tax laws will include further changes that may impact existing REIT rules under the current Internal Revenue Code. If the tax reform is enacted with some or all of the changes outlined above, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status could increase.

We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be issued, nor is the long-term impact of proposed tax reforms (including future reforms that may be part of any enacted tax reform) on the mortgage industry clear. Prospective investors are urged to consult their tax advisors regarding the effect of potential changes to the U.S. federal tax laws on an investment in our shares. A reform of the U.S. tax laws by the new administration may be enacted in a manner that negatively impacts our operating results, financial condition and business operations, and is adverse to our stockholders.

Risks Related to Our Organization and Structure

Conflicts of interest could arise as a result of our REIT structure.

Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof, on the other. Our directors and officers have duties to our Company under Maryland law in connection with their management of our Company. At the same time, we have fiduciary duties, as a general partner, to our operating partnership and to the limited partners under Delaware law in connection with the management of our operating partnership. Our duties as a general partner to our operating partnership and our partners may come into conflict with the duties of our directors and officers.

Certain provisions of Maryland law could inhibit changes in control and prevent our stockholders from realizing a premium over the then-prevailing market price of our common stock.

Certain provisions of the Maryland General Corporation Law (“MGCL”) may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares.

We are subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including generally, a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (i) eighty percent of the votes entitled to be cast by holders of outstanding shares of our voting stock; and (ii) two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority vote requirements do not apply if our common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that the stockholder would otherwise have become an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and (i) our operating partnership or its affiliates and (ii) any person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person). As a result, any person described above may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super majority vote requirements and the other provisions of the statute.

The “control share” provisions of the MGCL provide that holders of “control shares” of a Maryland corporation (defined as voting shares of stock which, when aggregated with all other shares of stock owned by the stockholder or in respect of which the stockholder is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership of or the power to direct the exercise of voting power with respect to “control shares,” subject to certain exceptions) have no voting rights with respect to the control shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and our employees who are also our directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Our ability to issue additional shares of common and preferred stock may prevent a change in our control.

Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our board of directors may, without common stockholder approval, amend our charter to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have the authority to issue. As a result, our board of directors may establish a class or series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders.

Our rights and your rights to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interests.

As permitted by Maryland law, our charter eliminates the liability of our directors and officers to us and you for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, our charter authorizes us, to the maximum extent permitted by Maryland law, to obligate our Company, and our bylaws obligate us, to indemnify any present or former director or officer or any individual who, while a director or officer of our Company and at our request, serves or has served another corporation, real estate investment trust, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise as a director, officer, member, manager, partner or trustee who is, or is threatened to be, made a party to, or witness in, a proceeding by reason of his or her service in any such capacity from and against any claim or liability to which that individual may become subject or which that individual may incur by reason of such service and to pay or reimburse his or her reasonable expenses in advance of final disposition of a proceeding. Our charter and bylaws also permit us to indemnify and advance expenses to any individual who served a predecessor of our Company in any of the capacities described above and any employee or agent of our Company or a predecessor of our Company.

Our amended and restated bylaws designates the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for some litigation, which could limit the ability of stockholders to obtain a favorable judicial forum for disputes with our Company.

Unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division is the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of our Company, (ii) any action asserting a claim of breach of any duty owed by any director or officer or other employee of our Company to our Company or to our stockholders, (iii) any action asserting a claim against our Company or any director or officer or other employee of our Company arising pursuant to any provision of the MGCL or our charter or bylaws, or (iv) any action asserting a claim against our Company or any director or officer or other employee of our Company that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions described above. This forum selection provision may limit the ability of stockholders of our Company to obtain a judicial forum that they find favorable for disputes with our Company or our directors, officers, employees, if any, or other stockholders.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 1140 Avenue of the Americas, 7th Floor, New York, New York 10036, and our telephone number is (212) 257-4600. We also use the offices of ReadyCap Lending located at 420 Mountain Avenue, 3rd Floor, New Providence, New Jersey, 07974, and ReadyCap Commercial, LLC, located at 1320 Greenway Drive, Suite 560, Irving, Texas, 75038.

We also use the offices of GMFS located at 7389 Florida Blvd, Suite 200A, Baton Rouge, Louisiana, 70806 for our residential mortgage banking operations. GMFS also has various branch locations located primarily throughout the southeastern United States.

Item 3. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. See “Liquidity and Capital Resources – Tolling Agreement” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this annual report on Form 10-K for a discussion relating to the tolling agreement executed by GMFS.

Currently, no material legal proceedings are pending or, to our knowledge, threatened against us.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On October 31, 2016, we completed our path to becoming a publicly traded company through our merger with and into a subsidiary of ZAIS Financial, with ZAIS Financial surviving the merger and changing its name to Sutherland Asset Management Corporation. On November 1, 2016, we began trading on the NYSE under ticker symbol “SLD”. On March 14, 2017 the last sales price for our common stock on the NYSE was $13.60 per share. The following table presents the high and low sales prices per share of our common stock during the two months ended December 31, 2016, reflecting the post-merger prices of our common stock. Prior to the completion of our merger with ZAIS Financial, shares of common stock of ZAIS Financial traded on the NYSE under the ticker symbol “ZFC”. Accordingly, the table also presents the high and low sales prices per share of common stock of ZAIS Financial prior to the merger for each of the first three calendar quarters in the fiscal year ended December 31, 2016 and for all four calendar quarters in the fiscal year ended December 31, 2015.  As described elsewhere in this annual report on Form 10-K, prior to and as a condition to the merger, ZAIS Financial disposed of its seasoned re-performing mortgage loan portfolio, such that upon the completion of the merger, ZAIS Financial’s assets largely consisted of its GMFS origination subsidiary, cash, conduit loans and RMBS.  As a result, ZAIS Financial’s business and financial results prior to the merger and during the period covered by the below table were significantly different from our business following the closing of the merger and the share prices before and after the merger may not be comparable.

Period	High	Low
November 1, 2016 through December 31, 2016	$14.00	$12.40
October 1, 2016 through October 31, 2016	14.95	13.00
July 1, 2016 through September 30, 2016	14.76	13.47
April 1, 2016 through June 30, 2016	16.00	13.53
January 1, 2016 through March 31, 2016	15.61	12.63
October 1, 2015 through December 31, 2015	15.92	13.13
July 1, 2015 through September 30, 2015	16.70	13.08
April 1, 2015 through June 30, 2015	19.00	16.10
January 1, 2015 through March 31, 2015	18.40	17.05

Holders

As of March 14, 2017, we had 72 registered holders of our common stock. The holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.

Dividends

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. U.S. federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income, excluding net capital gains and determined without regard to the dividends paid deduction, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. Our current policy is to pay distributions which will allow us to satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income tax on its undistributed income. Although we may borrow funds to make distributions, cash for such distributions is expected to be largely generated from our consolidated results of operations. Dividends are declared and paid at the discretion of our board of directors and depend on cash available for distribution, financial condition, our ability to maintain its qualification as a REIT, and such other factors that our board of directors may deem relevant. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this annual report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends.

During 2016, we declared the following dividends:

			Amount per	Adjusted Amount per
Declaration Date	Record Date	Payment Date	Share and	Share and
			OP Unit	OP Unit(1)
May 20, 2016	June 3, 2016	June 17, 2016	$0.38	$0.45
August 23, 2016	September 2, 2016	September 16, 2016	$0.38	$0.45
October 11, 2016	October 14, 2016	October 25, 2016	$0.30	$0.36
December 21, 2016	December 30, 2016	January 27, 2017	$0.35	$0.35
(1) These dividends have been adjusted for the ZAIS Financial merger exchange ratio of 0.8356.

During 2015, we declared the following dividends:

			Amount per	Adjusted Amount per
Declaration Date	Record Date	Payment Date	Share and	Share and
			OP Unit	OP Unit(1)
May 27, 2015	June 10, 2015	June 24, 2015	$0.32	$0.38
August 21, 2015	August 28. 2015	September 11, 2015	$0.32	$0.38
November 13, 2015	November 27, 2015	December 11, 2015	$0.35	$0.42
December 31, 2015	December 31, 2015	January 29, 2016	$0.50	$0.60
(1) These dividends have been adjusted for the ZAIS Financial exchange ratio of 0.8356.

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

The following graph is a comparison of the cumulative total stockholder return on our shares of common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and a Competitor Composite Average, a peer group index from January 1, 2015 to December 31, 2016. As described above, on October 31, 2016, we completed our path to becoming a publicly traded company through our merger with and into a subsidiary of ZAIS Financial, with ZAIS Financial surviving the merger and changing its name to Sutherland Asset Management Corporation. On November 1, 2016, we began trading on the NYSE under ticker symbol “SLD”. The following table presents the total return performance of our common stock during the two months ended December 31, 2016, reflecting the post-merger prices of our common stock. Prior to the completion of our merger with ZAIS Financial, shares of common stock of ZAIS Financial traded on the NYSE under the ticker symbol "ZFC". Accordingly, the table also presents the total return performance of shares of common stock of ZAIS Financial prior to the merger for each of the first three calendar quarters in the fiscal year ended December 31, 2016 and for all four calendar quarters in the fiscal year ended December 31, 2015.  As described elsewhere in this annual report on Form 10-K, prior to and as a condition to the merger, ZAIS Financial disposed of its seasoned re-performing mortgage loan portfolio, such that upon the completion of the merger, ZAIS Financial’s assets largely consisted of its GMFS origination subsidiary, cash, conduit loans and RMBS.  As a result, ZAIS Financial's business and financial results prior to the merger and during the period covered by the below table were significantly different from our business following the closing of the merger and the total return performance before and after the merger may not be comparable.

The graph assumes that $100 was invested on January 1, 2015 in shares of common stock of ZAIS Financial, the S&P 500 Index, and  each of the Companies shares of common stock included in the Competitor Composite Average and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below.

Total Return performance	Period Ending
Index	Q1'15	Q2'15	Q3'15	Q4'15	Q1'16	Q2'16	Q3'16	Q4'16
SLD	100.00	90.64	75.11	84.53	83.63	76.85	80.89	75.39
S&P 500	100.00	99.77	92.85	98.84	99.61	101.50	104.85	108.27
Competitor Composite Average*	100.00	94.52	89.06	87.29	82.91	85.49	91.24	95.05

* The Competitor Composite Average is a measure of the total return performance of mortgage REIT competitors based on actual share prices of the following companies: Blackstone Mortgage Trust Inc. (BXMT), Starwood Property Trust, Inc. (STWD),  Ares Commercial Real Estate Corporation (ACRE), Apollo Commercial Real Estate Finance Inc Real Estate Trust (ARI), Colony Capital Inc. (CLN), and Ladder Capital Corporation (LADR).

Securities Authorized For Issuance Under Equity Compensation Plans

During 2012, ZAIS Financial adopted a 2012 equity incentive plan (the “2012 Plan”). As described elsewhere in this annual report on Form 10-K, on October 31, 2016, we completed our path to becoming a publicly traded company through our merger with and into a subsidiary of ZAIS Financial, with ZAIS Financial surviving the merger and changing its name to Sutherland Asset Management Corporation.  As a result of the merger, we amended the 2012 Plan solely to change the name of the Company from “ZAIS Financial Corp.” to “Sutherland Asset Management Corporation” and make other conforming changes.

The 2012 Plan authorizes the Compensation Committee to approve grants of equity-based awards to our officers and directors and officers and employees of the Manager and its affiliates. The 2012 Plan provides for grants of equity awards up to, in the aggregate, the equivalent of 5% of the issued shares of common stock outstanding from time to time (on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities into shares of common stock)) at the time of the award. At December 31, 2016, no awards had been granted under the 2012 Plan, and 1,643,570 shares were available for future issuance under the 2012 Plan, based on a total of 30,549,084 shares of common stock and 2,322,321 OP units.

The following table presents certain information about our equity compensation plan as of December 31, 2016:

Award	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table (1)
Equity compensation plans approved by stockholders	-	-	-
Equity compensation plans not approved by stockholders (2)	-	-	1,643,570
Total	-	-	1,643,570

(1) The 2012 Plan provides for grants of equity awards up to, in the aggregate, the equivalent of 5% of the issued and outstanding shares of our common stock from time to time (on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities into shares of common stock)) at the time of the award.

(2) The 2012 Plan was adopted in December 2012, prior to completion of ZAIS Financial's IPO.

Recent Sales of Unregistered Equity Securities; Use of Proceeds from Registered Securities

None.

Recent Purchases of Equity Securities

The Company did not purchase equity securities in 2016 or 2015.

Item 6.  Selected Financial Data

      We derived our selected consolidated financial data as of and for the years ended December 31, 2016 and December 31, 2015 and consolidated statements of income data for the year ended December 31, 2014 from our audited consolidated financial statements appearing in this annual report on Form 10-K. We derived our selected consolidated balance sheet data as of December 31, 2014 from our audited consolidated financial statements not appearing elsewhere in this annual report on Form 10-K. We derived our selected consolidated financial data for the three months ended December 31, 2013, the nine months ended September 30, 2013 and the year ended December 31, 2012 from our audited consolidated financial statements not appearing elsewhere in this annual report on Form 10-K.

       We prepared the consolidated financial statements utilizing the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services—Investment Companies (ASC Topic 946) from our inception through September 30, 2013. In accordance with this specialized accounting guidance, we carried our investments at fair value, did not consolidate loan securitizations on our consolidated financial statements and recorded investments in subsidiary entities as investments or using the equity method of accounting. Following the conversion from investment company to operating company accounting, we did not prepare our consolidated financial statements utilizing the specialized accounting guidance for investment companies, and, therefore, we no longer reflected the SBC loan assets that were held in our securitization trusts as MBS, but instead consolidated the SBC loans held in these trusts and the associated notes on our consolidated balance sheet and included both the interest income from such SBC loans and the associated interest expense on the notes in our consolidated statements of income.

	Operating Company Accounting(a)				Investment Company Accounting(b)
(In thousands, except share data)	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Quarter Ended December 31, 2013	For the Nine Months Ended September 30, 2013	For the Year Ended December 31, 2012
Income Statement Data
Interest income	$137,023	$148,955	$92,947	$6,150	$11,089	$18,402
Interest expense	(57,772)	(47,806)	(19,245)	(2,183)	-	-
Provision for loan losses	(7,819)	(19,643)	(11,797)	(1,749)	-	-
Other income (expense)	(37,294)	(34,188)	(39,113)	(5,071)	(11,944)	(21,187)
Realized and unrealized gains	31,077	5,913	13,498	1,939	3,483	34,218
Income tax provision	(9,651)	(7,810)	(897)	-	-	-
Net income from continuing operations	55,564	45,421	35,393	(914)	2,668	43,285
Loss from discontinued operations, net of tax	(2,158)	(653)	(2,671)	(1,294)	-	-
Net income	53,406	44,768	32,722	(2,208)	2,668	43,285
Net income attributable to Sutherland Asset Management Corporation	49,169	40,383	29,337	(1,832)	2,628	43,285
Basic earnings per share:
Continuing operations	$1.93	$1.62	$1.30	$(0.05)	N/A	N/A
Net income	$1.85	$1.59	$1.19	$(0.11)	N/A	N/A
Diluted earnings per share:
Continuing operations	$1.93	$1.62	$1.30	$(0.05)	N/A	N/A
Net income	$1.85	$1.59	$1.19	$(0.11)	N/A	N/A
Dividends declared per share of common stock	$1.61	$1.78	$1.15	$-	N/A	N/A
Weighted-average basic shares of common stock outstanding	26,647,981	25,287,277	24,595,199	17,007,632	N/A	N/A

Balance Sheet Data
Total assets	$2,605,267	$2,329,781	$1,680,896	$621,659	N/A	160,941
Total liabilities	2,053,165	1,849,568	1,206,205	150,752	N/A	27,136
Total Sutherland Asset Management Corporation Stockholders' equity	513,097	441,321	425,560	420,980	N/A	136,630
Total non-controlling interests	39,005	38,892	49,131	49,927	N/A	175

(a) Non-investment Company Accounting applying other U.S. GAAP. See Note 2 to Consolidated Financial Statements.

(b) Investment Company Accounting applying specialized industry-specific accounting guidance contained in ASC Topic 946.

      On October 31, 2016, we became a publicly traded company through our merger with and into a subsidiary of ZAIS Financial, with ZAIS Financial surviving the merger and changing its name to Sutherland Asset Management Corporation.  We were designated as the accounting acquirer because of our larger pre-merger size relative to ZAIS Financial, the relative voting interests of our stockholders after consummation of the merger, and our senior management and board continuing on after the consummation of the merger.  Because we were designated as the accounting acquirer, our historical financial statements (and not those of ZAIS Financial) are the historical financial statements following the consummation of the merger and are included in this annual report on Form 10-K. Our results of operations for the year ended December 31, 2016 include for the last two months of the year the operating results related to the assets of ZAIS Financial which were not disposed of prior to the closing of the merger.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and accompanying Notes included in Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K.

Overview

We are a real estate finance company that acquires, originates, manages, services and finances primarily SBC loans. SBC loans range in original principal amount of between $500,000 and $10 million and are used by small businesses to purchase real estate used in their operations or by investors seeking to acquire small multi-family, office, retail, mixed use or warehouse properties. Our acquisition and origination platforms consist of the following four operating segments:

•

Loan Acquisitions.  We acquire performing and non-performing SBC loans and intend to continue to acquire these loans as part of our business strategy. We seek to maximize the value of the SBC loans acquired by us through proprietary loan modification programs.  We typically acquire non-performing loans at a discount to their UPB when we believe that resolution of the loans will provide attractive risk-adjusted returns.

•

SBC Conventional Originations. We originate SBC loans secured by stabilized or transitional investor properties using multiple loan origination channels through our wholly-owned subsidiary, ReadyCap Commercial.  Additionally, as part of this segment, we originate and service multi-family loan products under the Freddie Mac program.

•

SBA Originations, Acquisitions and Servicing. We acquire, originate and service owner-occupied loans guaranteed by the SBA under the SBA Section 7(a) Program through our wholly-owned subsidiary, ReadyCap Lending. We hold an SBA license as one of only 14 non-bank SBLCs and have been granted preferred lender status by the SBA. In the future, we may originate SBC loans for real estate under the SBA 504 loan program, under which the SBA guarantees subordinated, long-term financing.

•

Residential Mortgage Banking. In connection with our merger with ZAIS Financial on October 31, 2016, as described in greater detail below, we added a residential mortgage loan origination segment through our wholly-owned subsidiary, GMFS.  GMFS originates residential mortgage loans eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, USDA and VA through retail, correspondent and broker channels.

Our objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation. In order to achieve this objective, we intend to continue to grow our investment portfolio and we believe that the breadth of our full service real estate finance platform will allow us to adapt to market conditions and deploy capital in our asset classes and segments with the most attractive risk-adjusted returns.

We are organized and conduct our operations to qualify as a REIT under the Code. So long as we qualify as a REIT, we are generally not subject to U.S. federal income tax on our net taxable income to the extent that we annually distribute all of our net taxable income to stockholders. We are organized in a traditional UpREIT format pursuant to which we serve as the general partner of, and conduct substantially all of our business through Sutherland Partners, LP, or our operating partnership, which serves as our operating partnership subsidiary. We also intend to operate our business in a manner that will permit us to be excluded from registration as an investment company under the 1940 Act.

Factors Impacting Operating Results

We expect that our results of operations will be affected by a number of factors and will primarily depend on, among other things, the level of the interest income from our assets, the market value of our assets and the supply of, and demand for, SBC loans, MBS and other assets we may acquire in the future and the financing and other costs associated with our business. Our net investment income, which includes the amortization of purchase premiums and accretion of purchase discounts, varies primarily as a result of changes in market interest rates, the rate at which our distressed assets are liquidated and the prepayment speed of our performing assets. Interest rates and prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by conditions in the financial markets, credit losses in excess of initial estimates or unanticipated credit events experienced by borrowers whose SBC loans are held directly by us or are included in our MBS. Our operating results will also be impacted by our available borrowing capacity.

Changes in Market Interest Rates

We own and expect to acquire or originate floating rate mortgages, or FRMs, and ARMs, with maturities ranging from five to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in five to ten years. ARM loans generally have a fixed interest rate for a period of five, seven or ten years and then an adjustable interest rate equal to the sum of an index rate, such as LIBOR, plus a margin, while FRM loans bear interest that is fixed for the term of the loan. As of December 31, 2016, approximately 52% of the loans of our portfolio were ARMs, and 48% were FRMs, based on UPB. The weighted average margin, above the floating rate, on ARMs was approximately 2.4% and the weighted average coupon on FRMs was approximately 5.9% as of December 31, 2016. We utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with our ARMs.

With respect to our business operations, increases in interest rates, in general, may over time cause:

•	the interest expense associated with our variable-rate borrowings to increase;

•	the value of fixed-rate SBC loans, MBS and other real estate-related assets to decline;

•	coupons on variable-rate SBC loans and MBS to reset to higher interest rates; and

•	prepayments on SBC loans and MBS to slow.

Conversely, decreases in interest rates, in general, may over time cause:

•	the interest expense associated with variable-rate borrowings to decrease;

•	the value of fixed-rate SBC loans, MBS and other real estate-related assets to increase;

•	coupons on variable-rate SBC loans and MBS to reset to lower interest rates; and

•	prepayments on SBC loans and MBS to increase.

Additionally, non-performing SBC loans are not as interest rate sensitive as performing loans, as earnings on non-performing loans are often generated from restructuring the assets through loss mitigation strategies and opportunistically disposing of them. Because non-performing SBC loans are short-term assets, the discount rates used for valuation are based on short-term market interest rates, which may not move in tandem with long-term market interest rates. A rising rate environment often means an improving economy, which might have a positive impact on commercial property values, resulting in increased gains on the disposition of these assets. While rising rates could make it more costly to refinance these assets, we expect that the impact of this would be mitigated by higher property values. Moreover, small business owners are generally less interest rate sensitive than large commercial property owners, and interest cost is a relatively small component of their operating expenses. An improving economy will likely spur increased property values and sales, thereby increasing the need for SBC financing.

Changes in Fair Value of Our Assets

Our originated loans are carried at fair value and future mortgage related assets may also be carried at fair value. Accordingly, changes in the fair value of our assets may impact the results of our operations for the period in which such change in value occurs. The expectation of changes in real estate prices is a major determinant of the value of SBC loans and ABS. This factor is beyond our control.

Prepayment Speeds

Prepayment speeds on SBC loans and ABS vary according to interest rates, the type of investment, conditions in the financial markets, competition, foreclosures and other factors that cannot be predicted with any certainty. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans and, as a result, prepayment speeds tend to decrease. This can extend the period over which we earn interest income. When interest rates fall, prepayment speeds on SBC loans, and therefore, ABS tend to increase, thereby decreasing the period over which we earn interest income. Additionally, other factors such as the credit rating of the borrower, the rate of property value appreciation or depreciation, financial market conditions, foreclosures and lender competition, none of which can be predicted with any certainty, may affect prepayment speeds on SBC loans and ABS.

Spreads on ABS

Since the financial crisis that began in 2007, the spread between swap rates and ABS has been volatile. Spreads on these assets initially moved wider due to the difficult credit conditions and have only recovered a portion of that widening. As the prices of securitized assets declined, a number of investors and a number of structured investment vehicles faced margin calls from dealers and were forced to sell assets in order to reduce leverage. The price volatility of these assets also impacted lending terms in the repurchase market, as counterparties raised margin requirements to reflect the more difficult environment. The spread between the yield on our assets and our funding costs is an important factor in the performance of this aspect of our business. Wider spreads imply greater income on new asset purchases but may have a negative impact on our stated book value. Wider spreads generally negatively impact asset prices. In an environment where spreads are widening, counterparties may require additional collateral to secure borrowings which may require us to reduce leverage by selling assets. Conversely, tighter spreads imply lower income on new asset purchases but may have a positive impact on our stated book value. Tighter spreads generally have a positive impact on asset prices. In this case, we may be able to reduce the amount of collateral required to secure borrowings.

SBC Loan and ABS Extension Risk

Our Manager estimates the projected weighted-average life of our investments based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages and/or the speed at which we are able to liquidate an asset. If the timeline to resolve non-performing assets extends, this could have a negative impact on our results of operations, as carrying costs may therefore be higher than initially anticipated. This situation may also cause the fair market value of our investment to decline if real estate values decline over the extended period. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Credit Risk

We are subject to credit risk in connection with our investments in SBC loans and ABS and other target assets we may acquire in the future. Increases in defaults and delinquencies will adversely impact our operating results, while declines in rates of default and delinquencies will improve our operating results from this aspect of our business. Default rates are influenced by a wide variety of factors, including, property performance, property management, supply and demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the United States economy and other factors beyond our control. All loans are subject to the possibility of default. We seek to mitigate this risk by seeking to acquire assets at appropriate prices given anticipated and unanticipated losses and by deploying a value-driven approach to underwriting and diligence, consistent with our historical investment strategy, with a focus on projected cash flows and potential risks to cash flow. We further mitigate our risk of potential losses while managing and servicing our loans by performing various workout and loss mitigation strategies with delinquent borrowers. Nevertheless, unanticipated credit losses could occur which could adversely impact operating results.

Size of Investment Portfolio

The size of our investment portfolio, as measured by the aggregate principal balance of our SBC loans and ABS and the other assets we own, is also a key revenue driver. Generally, as the size of our investment portfolio grows, the amount of interest income and realized gains we receive increases. A larger investment portfolio, however, drives increased expenses, as we may incur additional interest expense to finance the purchase of our assets.

Market Conditions

With the onset of the global financial crisis, SBC origination volume fell approximately 42.5% from the 2006 peak through 2009 and the decline was accompanied by a reduction in the principal balance of outstanding SBC loans between 2008 and 2013. Based on publicly available data from Boxwood Means as of December 31, 2016, while commercial property prices have almost recovered to their 2007 peak, SBC property prices have increased only 21.5% from the 2012 trough. We believe this trend suggests continued tight credit in SBC lending and supports our belief that credit spreads in the SBC loan asset class should for the foreseeable future remain wider compared to large balance commercial mortgage loans. Since late 2008, we have seen substantial volumes of non-performing SBC loans available for purchase from U.S. banks at significant discounts to their UPBs. We believe that banks have been motivated to sell SBC loans in order to improve their regulatory capital ratios, reduce their troubled asset ratios, a key measure monitored by regulators, investors and other stakeholders in assessing bank safety and soundness, relieve the strain on their operations caused by managing distressed loan books and to demonstrate to regulators, investors and other stakeholders that they are addressing their distressed asset issues and the drag they place on operating performance through controlled sales of these assets over time. We believe that banks will continue to be motivated to divest their non-performing SBC loan assets to address these issues over the next several years. We believe that as the economic recovery continues the volume of short-term loan extensions and restructurings will be reduced, resulting in increased opportunities for us to originate first mortgage SBC loans in the market. We believe that the supply of new capital to meet this increasing demand will continue to be constrained by the historically low activity levels in the ABS market.

Critical Accounting Policies and Use of Estimates

     Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made, based upon information available to us at that time. The following discussion describes the critical accounting estimates that apply to our operations and require complex management judgment. This summary should be read in conjunction with a more complete discussion of our accounting policies and use of estimates included in “Notes to Consolidated Financial Statements, Note 3 – Summary of Significant Accounting Policies” included in Item 8, “Financial Statements and Supplementary Data,” in this annual report on Form 10-K.

Loan impairment and allowance for loan losses

      We evaluate each loan classified as held‑for‑investment for impairment at least quarterly. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, we record an allowance through the allowance for loan losses to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. Loans that are not assessed individually for impairment are assessed on a collective basis.

      Our loans are typically collateralized by real estate. As a result, we regularly evaluate the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower. These valuations require significant judgments, which include assumptions regarding loan-to-value (“LTV”) ratios, debt yield, property type, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by our Manager. In addition, we consider the overall economic environment, real estate sector, and geographic sub‑market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel.

      Significant judgment is required when evaluating loans for impairment; therefore, actual results over time could be materially different. Refer to “Notes to Consolidated Financial Statements, Note 7 – Loans” included in Item 8, “Financial Statements and Supplementary Data,” in this annual report on Form 10-K for results of our loan impairment evaluation.

Valuation of financial assets and liabilities carried at fair value

      We measure our MBS, derivative assets and liabilities, residential mortgage servicing rights, and any assets or liabilities where we have elected the fair value option at fair value, including certain loans we have originated that are expected to be sold to third parties or securitized in the near term.

      We have established valuation processes and procedures designed so that fair value measurements are appropriate and reliable, that they are based on observable inputs where possible, and that valuation approaches are consistently applied and the assumptions and inputs are reasonable. We also have established processes to provide that the valuation methodologies, techniques and approaches for investments that are categorized within Level 3 of the fair value hierarchy are fair, consistent and verifiable. Our processes provide a framework that ensures the oversight of our fair value methodologies, techniques, validation procedures, and results.

      When actively quoted observable prices are not available, we either use implied pricing from similar assets and liabilities or valuation models based on net present values of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. Refer to “Notes to Consolidated Financial Statements, Note 6 – Fair Value Measurements” included in Item 8, “Financial Statements and Supplementary Data,” in this annual report on Form 10-K for a more complete discussion of our critical accounting estimates as they pertain to fair value measurements.

Servicing rights impairment

      Servicing rights, at amortized cost, are initially recorded at fair value and subsequently carried at amortized cost. We have elected the fair value option on the acquired residential mortgage servicing rights, which are not subject to impairment.

      For purposes of testing our servicing rights, carried at amortized cost, for impairment, we first determine whether facts and circumstances exist that would suggest the carrying value of the servicing asset is not recoverable. If so, we then compare the net present value of servicing cash flow with its carrying value. The estimated net present value of servicing cash flows of the intangibles is determined using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration historical and forecasted loan prepayment rates, delinquency rates and anticipated maturity defaults. If the carrying value of the servicing rights exceeds the net present value of servicing cash flows, the servicing rights are considered impaired and an impairment loss is recognized in earnings for the amount by which carrying value exceeds the net present value of servicing cash flows. We monitor the actual performance of our servicing rights by regularly comparing actual cash flow, credit, and prepayment experience to modeled estimates.

      Significant judgment is required when evaluating servicing rights for impairment; therefore, actual results over time could be materially different. Refer to “Notes to Consolidated Financial Statements, Note 01 – Servicing Rights” included in Item 8, “Financial Statements and Supplementary Data,” in this annual report on Form 10-K for a more complete discussion of our critical accounting estimates as they pertain to servicing rights impairment.

      Refer to “Notes to Consolidated Financial Statements, Note 4– Recently Issued Accounting Pronouncements” included in Item 8, “Financial Statements and Supplementary Data,” in this annual report on Form 10-K for a discussion of recent accounting developments and the expected impact to the Company.

2016 Highlights

Operating results:

•	Achieved Net Income of $49.2 million during the year ended December 31, 2016.

•	Earnings per share and earnings per share from continuing operations were $1.85 and $1.93, respectively, for the year ended December 31, 2016.

•	Core Earnings of $40.9 million, or $1.59 per share, during the year ended December 31, 2016.

•

Declared aggregate dividends of $1.41 per share, $1.62 adjusted for the effect of the exchange ratio related to the merger with ZAIS Financial during the year ended 2016, representing an 12.0% dividend yield on beginning book value per share.

ZAIS Financial merger transaction:

•	Completed merger with ZAIS Financial on October 31, 2016 increasing our stockholders’ equity to approximately $552.1 million as of December 31, 2016 and delivering liquidity to our stockholder base

Loan originations and acquisitions:

•

Loan originations totaled $936.7 million including $147.5 million SBC investor loans, $231.2 million of Freddie Mac multi-family loans, $141.3 million of transitional loans, $9.3 million of other SBC loans, $43.8 million of SBA Section 7(a) Program loans and $363.6 million of residential loans.

•	Loan acquisitions totaled $137.0 million during the year ended December 31,2016, including loans acquired as part of the ZAIS Financial merger.

•	Robust pipeline with substantial acquisition opportunities

Business Outlook

        Our objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation.  In order to achieve this objective, we will continue to grow our investment portfolio by originating new SBC, SBA, and residential mortgage loans, acquiring SBC and SBA loans from third parties and growing our SBA and residential servicing portfolio.  We intend to finance these assets in a manner that is designed to deliver attractive returns across a variety of market conditions and economic cycles.  Our ability to execute our business strategy is dependent upon many factors, including our ability to access capital and financing on favorable terms.  While there can be no assurance we will continue to have access to the equity and debt markets, we will continue to pursue these and other available market opportunities as a means to increase our liquidity and capital base.  If we were to experience a prolonged downturn in the credit markets, it could cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.

      Our business is affected by the macroeconomic conditions in the United States, including economic growth, unemployment rates, the political climate, interest rate levels and expectations. The recent economic environment has resulted in continued improvement in commercial real estate values which has generally increased payoffs and reduced credit exposure in our loan portfolios.  Interest rates have risen recently as a result of improved labor markets, personal income growth and business investment.  We believe a modest increase in interest rates is unlikely to deter most borrowers who enjoy low loan coupons and still-rising property incomes.  Recent surveys indicate that banks remain optimistic about loan demand going forward even as they may be heading into a credit tightening cycle at this stage of market expansion.  We believe that this environment should support loan origination volumes in 2017.

Investment Activity for the Year Ended December 31, 2016

Loan Acquisitions. During the year ended December 31, 2016, we acquired loans with a UPB of $136.8 million for a purchase price of $137.0 million including $38.1 million in loans held-for-investment, from ZAIS Financial, and we advanced an additional $9.2 million on loans. During the year ended December 31, 2016, we received proceeds from liquidations and principal payments on loans of $237.6 million.

SBC Loan Originations. ReadyCap Commercial originated $520.1 million in loans during the year ended December 31, 2016 and we received proceeds from liquidations and principal payments on loans of $290.4 million.

SBA Loan Originations. ReadyCap Lending originated $43.8 million in loans during the year ended December 31, 2016 and we received proceeds from liquidations and principal payments on loans of $208.8 million.

Residential Mortgage Loan Originations. In connection with our merger with ZAIS Financial on October 31, 2016, we added a residential mortgage loan origination segment through GMFS, our wholly-owned subsidiary. GMFS originated $363.6 million in loans since the merger and through December 31, 2016, and we received proceeds from liquidations and principal payments on loans of $389.2 million during such period.

Investment Activity for the Year Ended December 31, 2015

Loan Acquisitions. During the year ended December 31, 2015, we acquired loans with a UPB of $181.0 million for a purchase price of $172.1 million, and we advanced an additional $40.4 million on loans. During the period, we received proceeds from liquidations and principal payments on loans of $225.2 million.

SBC Loan Originations. ReadyCap Commercial originated $402.4 million in loans during the year ended December 31, 2015 and we received proceeds from liquidations and principal payments on loans of $122.7 million.

SBA Loan Originations. ReadyCap Lending originated $9.5 million in loans during the year ended December 31, 2015 and we received proceeds from liquidations and principal payments on loans of $140.7 million.

Investment Activity for the Year Ended December 31, 2014

Loan Acquisitions. During the year ended December 31, 2014, we acquired loans with a UPB of $285.9 million for a purchase price of $239.2 million. During the period, we received proceeds from liquidations and principal payments on loans of $68.8 million.

SBC Loan Originations. ReadyCap Commercial originated $262.0 million in loans during the year ended December 31, 2014 and we received proceeds from liquidations and principal payments on loans of $97.7 million.

SBA Loan Originations. ReadyCap Lending acquired loans with a UPB of $754.0 million for a purchase price of $407.5 million, and we received proceeds from liquidations and principal payments on loans of $82.9 million.

Results of Operations

The following table compares our summarized results of operations for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands):

	For the Year Ended December 31,			$ Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Interest income
Loan acquisitions	$74,764	$81,809	$50,777	$(7,045)	$31,032
SBC conventional originations	15,133	12,541	11,750	2,592	791
SBA originations, acquisitions and servicing	46,417	54,605	30,420	(8,188)	24,185
Residential mortgage banking	709	-	-	709	-
Total interest income	137,023	148,955	92,947	(11,932)	56,008
Interest expense
Loan acquisitions	(32,611)	(24,767)	(9,348)	(7,844)	(15,419)
SBC conventional originations	(7,207)	(4,805)	(4,162)	(2,402)	(643)
SBA originations, acquisitions and servicing	(17,397)	(18,234)	(5,735)	837	(12,499)
Residential mortgage banking	(557)	-	-	(557)	-
Total interest expense	(57,772)	(47,806)	(19,245)	(9,966)	(28,561)
Net interest income before provision for loan losses	79,251	101,149	73,702	(21,898)	27,447
Provision for loan losses	(7,819)	(19,643)	(11,797)	11,824	(7,846)
Net interest income after provision for loan losses	71,432	81,506	61,905	(10,074)	19,601
Other income
Loan acquisitions	19,642	2,439	1,074	17,203	1,365
SBC conventional originations	4,117	2,425	3,824	1,692	(1,399)
SBA originations, acquisitions and servicing	6,731	14,700	5,639	(7,969)	9,061
Residential mortgage banking	3,951	-	-	3,951	-
Total other income	34,441	19,564	10,537	14,877	9,027
Other expense
Loan acquisitions	(24,011)	(17,659)	(19,361)	(6,352)	1,702
SBC conventional originations	(21,195)	(19,254)	(15,532)	(1,941)	(3,722)
SBA originations, acquisitions and servicing	(18,503)	(16,839)	(14,757)	(1,664)	(2,082)
Residential mortgage banking	(8,026)	-	-	(8,026)	-
Total other expense	(71,735)	(53,752)	(49,650)	(17,983)	(4,102)
Net realized gains (losses) on financial instruments
Loan acquisitions	(1,067)	2,048	8,521	(3,115)	(6,473)
SBC conventional originations	3,378	(3,184)	(3,134)	6,562	(50)
SBA originations, acquisitions and servicing	4,603	1,317	1,650	3,286	(333)
Residential mortgage banking	9,082	-	-	9,082	-
Total net realized gains (losses) on financial instruments	15,996	181	7,037	15,815	(6,856)
Net unrealized gains (losses) on financial instruments
Loan acquisitions	4,190	(4,474)	635	8,664	(5,109)
SBC conventional originations	6,830	10,206	5,826	(3,376)	4,380
SBA originations, acquisitions and servicing	-	-	-	-	-
Residential mortgage banking	4,061	-	-	4,061	-
Total net unrealized gains (losses) on financial instruments	15,081	5,732	6,461	9,349	(729)
Net income (loss) before income tax provisions
Loan acquisitions	34,423	26,243	22,093	8,180	4,150
SBC conventional originations	1,035	(2,071)	(1,428)	3,106	(643)
SBA originations, acquisitions and servicing	20,537	29,059	15,625	(8,522)	13,434
Residential mortgage banking	9,220	-	-	9,220	-
Total net income before income tax provisions	65,215	53,231	36,290	11,984	16,941
Provisions for income taxes	(9,651)	(7,810)	(897)	(1,841)	(6,913)
Net income from continuing operations	55,564	45,421	35,393	10,143	10,028
Loss from discontinued operations, net of tax	(2,158)	(653)	(2,671)	(1,505)	2,018
Net income	53,406	44,768	32,722	8,638	12,046
Less: Net income attributable to non-controlling interests	4,237	4,385	3,385	(148)	1,000
Net income attributable to Sutherland Asset Management Corporation	$49,169	$40,383	$29,337	$8,786	$11,046

The table above summarizes the results of operations for each of our operating segments for the periods presented.  For purposes of this disclosure, amounts relating to the loan acquisitions segment include the results of operations relating to

SBC loans originated by the SBC conventional originations segment and subsequently acquired by the loan acquisitions segment through internally sourced REMIC securitizations, as shown below:

	For the Year Ended December 31,			$ Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Interest income	$25,960	$12,875	$2,502	$13,085	$10,373
Interest expense	(12,819)	(5,281)	(910)	(7,538)	(4,371)
Net interest income before provision for loan losses	13,141	7,594	1,592	5,547	6,002
Provision for loan losses	(65)	-	-	(65)	-
Net interest income after provision for loan losses	13,076	7,594	1,592	5,482	6,002
Other income	-	-	454	-	(454)
Other expenses	(592)	(278)	(57)	(314)	(221)
Net realized gains (losses)	(947)	(380)	(43)	(567)	(337)
Net income	$11,537	$6,936	$1,945	$4,601	$4,991

Results for the Years ended December 31, 2016, December 31, 2015, and December 31, 2014

  Consolidated Results

Interest income. For the year ended December 31, 2016, interest income was $137.0 million, compared to interest income of $149.0 million and $92.9 million during the years ended December 31, 2015 and December 31, 2014, respectively.

The decrease in interest income for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to MBS sales resulting in a reduction in interest income by $7.2 million, as well as a reduction in interest income on loans held-for-investment of $3.2 million and loans held at fair value of $2.5 million.  These decreases were driven by the decrease in accretion of discount on the acquired loan portfolio, a decrease in the weighted average interest rate on the originated portfolio and principal pay-downs on existing loans.

The increase in interest income for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to increased loan acquisition and origination activities, resulting in higher average loan balances during the year ended December 31, 2015, and generating $44.6 million of additional interest income, as well as a result of purchases of MBS that generated an additional $7.3 million in interest income during the year ended December 31, 2015.

Interest Expense. For the year ended December 31, 2016, interest expense was $57.8 million, compared to interest expense of $47.8 million and $19.2 million during the years ended December 31, 2015 and 2014, respectively.

The increase in interest expense for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to higher advance rates on SBC loans due to the completion of three securitizations in 2016 and the end of 2015 consisting of the ReadyCap Mortgage Trust 2016-3 (“RCMT 2016-3”) securitization completed in November 2016, the ReadyCap Mortgage Trust 2015-2 (“RCMT 2015-2”) completed in November 2015, the ReadyCap Lending Small Business Trust 2015-1 (“RCLT 2015-1”) completed in June 2015 and Sutherland Commercial Mortgage Loans Trust 2015-SBC4 (“SBC4”) completed in August 2015. Additional financing costs related to the securitizations and an increase in the LIBOR curve, which drives borrowing costs related to borrowings under credit facilities and borrowings under repurchase agreements, also increased interest expense, however these changes were offset by the transfer of loans to fixed rate securitizations as noted above.

The increase in interest expense during the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to additional financing costs associated with our borrowings under credit facilities and the addition of guaranteed loan financings brought on balance sheet as a result of the RCLT 2015-1 securitization as the interest rates remained relatively flat over both years.

Provision for loan losses.  For the year ended December 31, 2016, the provision for loan losses was $7.8 million, compared to $19.6 million and $11.8 million during the years ended December 31, 2015 and 2014, respectively.

The decrease in the provision for loan losses during the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily driven by our shrinking credit deteriorated loan portfolio due to liquidations and our increased focus on loan originations.

The increase in the provision for loan losses during the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to an increase in overall loan activity, particularly acquired SBA loans, as well as a decrease in collateral values of acquired loans held-for-investment.

Other income. For the year ended December 31, 2016, other income was $34.4 million, as compared to other income of $19.6 million and $10.5 million during the years ended December 31, 2015 and 2014, respectively.

The increase in other income during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily driven by a $15.2 million gain on bargain purchase associated with the ZAIS Financial merger.

The increase in other income during the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to the release of the repair and denial reserve of $6.9 million in 2015. The release of reserve was driven by a decrease in defaults in the SBA portfolio and a decrease in the severity of repair claims on our Section 7(a) Program loans by the SBA.

Other expenses. For the year ended December 31, 2016, other expenses were $71.7 million, as compared to other expenses of $53.7 million and $49.7 million for the years ended December 31, 2015 and 2014, respectively.

The increase in other expenses during the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to an increase in employee compensation and benefits expense of $5.8 million, an increase in other operating expenses of $5.9 million, and an increase in professional fees of $6.5 million.

The increase in other expenses during the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to an increase in employee compensation and benefits expense, an increase in management and incentive distribution fees, an increase in professional fees, partially offset by a reduction in loan servicing fees.

Realized gains (losses) on financial instruments. For the year ended December 31, 2016, realized gains were $16.0 million, compared to gains of $0.2 million and gains of $7.0 million for the years ended December 31, 2015 and 2014, respectively.

The increase in realized gains during the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to realized gains on loans, held for sale increasing by $9.2 million which is driven by the acquisition of GMFS, income generated on servicing rights of $6.1 million, and the increase in Freddie Mac originations which contributed $5.9 million and $3.3 million, respectively, to the increase.

The decrease in realized gains during the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to a $6.3 million decrease in realized gains on SBC acquired loans, held-for-investment. The year over year decrease was driven by a decrease in credit deteriorated loan pool acquisitions and an increased focus on loan originations and our SBA segment.

Unrealized gains (losses) on financial instruments. For the year ended December 31, 2016, unrealized gains were $15.1 million, as compared to $5.7 million and $6.5 million for the years ended December 31, 2015 and 2014, respectively.

The increase in unrealized gains during the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to $6.9 million of unrealized gains on the change in fair value of residential mortgage servicing rights, at fair value, at GMFS due to increased interest rates in the fourth quarter of 2016. Also contributing to the overall increase was an $8.2 million increase in unrealized gains on MBS which was driven by the sale of MBS in 2016. These unrealized gains were partially offset by a $5.2 million decrease in unrealized gains on loans, held at fair value which was driven by the transfer of loans from held at fair value to held-for-investment when the RCMT 2016-3 and RCLT 2015-1 securitizations occurred. Also driving this increase was the uptick in loans held for sale, at fair value originations, or Freddie Mac originations, in 2016 compared to 2015.

The decrease in unrealized gains during the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to a $5.1 million increase in unrealized losses on MBS year over year, specifically on bonds that were secured by loans that were approaching maturity.  This unrealized loss was offset by an increase in interest income on MBS. The higher unrealized losses on MBS in 2015 were primarily offset by a year over year increase in unrealized gains on loans, held at fair value of $2.0 million due to increased SBC origination volume at ReadyCap Commercial.

   Loan Acquisition Segment Results

Interest income.  For the year ended December 31, 2016, interest income was $74.8 million, in our loan acquisitions segment, compared to interest income of $81.8 million and $50.8 million during the years ended December 31, 2015 and 2014, respectively.

The decrease in interest income during the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to MBS sales, resulting in a reduction in interest income by $7.2 million.

The increase in interest income during the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to increased loan acquisitions and, hence, higher average loan balances during the year ended December 31, 2015, generating $20.9 million of additional interest income, as well as purchases of MBS that generated an additional $7.3 million in interest income during the year ended December 31, 2015.

Interest expense. For the year ended December 31, 2016, interest expense in our loan acquisitions segment was $32.6 million, compared to interest expense of $24.8 million and $9.3 million during the years ended December 31, 2015 and 2014, respectively.

The increase in interest expense during the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to higher advance rates on SBC loans due to the completion of the SBC4, RCMT 2015-2, and RCMT 2016-3 securitizations completed in late 2015 and 2016, resulting in higher average balances for the year ended December 31, 2016. Additional financing costs related to the securitization and an increase in the LIBOR curve, which drives borrowing costs related to borrowings under credit facilities and borrowings under repurchase agreements, also increased interest expense. These changes were offset by the transfer of loans to fixed rate securitizations as noted above.

The increase in interest expense during the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to the issuance of additional securitized debt obligations in 2015 (RCMT 2015-1 and SBC4) and RCMT 2014-1 in the fourth quarter of 2014.

Provision for loan losses. For the year ended December 31, 2016, the provision for loan losses was $6.5 million in our loan acquisitions segment, compared to $13.2 million and $10.2 million during the years ended December 31, 2015 and 2014, respectively.

The decrease in the provision for loan losses during the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily driven by our shrinking credit deteriorated loan portfolio due to liquidations and our increased focus on loan originations by other segments.

The increase in the provision for loan losses during the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to a decrease in collateral values of acquired loans held-for-investment.

Other income. For the year ended December 31, 2016, other income was $19.6 million in our loan acquisitions segment, as compared to other income of $2.4 million and $1.1 million for the years ended December 31, 2015 and 2014, respectively. Included within other income for the year ended December 31, 2016 was a $15.2 million gain on bargain purchase associated with the ZAIS Financial merger transaction.

Other expenses. For the year ended December 31, 2016, other expenses were $24.0 million in our loan acquisitions segment, as compared to other expenses of $17.7 million and $19.4 million for the years ended December 31, 2015 and 2014, respectively.

The increase in other expenses in our loan acquisitions segment during the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to an increase in professional fees of $5.7 million and increase in other operating expenses of $2.5 million, partially offset by a reduction in loan servicing fees of $1.8 million.

The decrease in other expenses in our loan acquisitions segment during the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to a reduction in loan servicing fees of $4.3 million, partially offset by an increase in management and incentive distribution fees of $0.9 million, an increase in allocated employee compensation and benefits from our Manager of $0.8 million.

Realized gains (losses) on financial instruments. Realized losses were $1.1 million in our loan acquisition segment for the year ended December 31, 2016 compared to realized gains of $2.1 million and $8.5 million for the years ended December 31, 2015 and 2014, respectively.

Realized losses of $1.1 million for the year ended December 31, 2016 were primarily driven by losses on sales of MBS of $3.1 million, offset by realized gains on loans-held-for investment of $2.1 million. Realized gains of $2.1 million for the year ended December 31, 2015 were primarily driven by realized gains on loans, held-for-investment of $2.9 million, partially offset by realized losses on real estate acquired in settlement of loans of $0.7 million. Realized gains of $8.5 million for the year ended December 31, 2014, were primarily driven by realized gains on loans, held-for- investment of $7.5 million and realized gains on derivative instruments of $0.9 million.

     Unrealized gains (losses) on financial instruments. Unrealized gains were $4.2 million in our loan acquisitions segment for the year ended December 31, 2016 compared to unrealized losses of $4.5 million and unrealized gains of $0.6 million for the years ended December 31, 2015 and 2014, respectively.

     The unrealized gains during the year ended December 31, 2016 as compared to the unrealized losses during the year ended December 31, 2015 were primarily due to changes in fair value of MBS carried at fair value and derivative instruments carried at fair value.

      The unrealized losses during the year ended December 31, 2015 as compared to the unrealized gains during the year ended December 31, 2014 were primarily due to changes in fair value of MBS carried at fair value.

SBC Conventional Originations Segment Results

Interest income.  Interest income was $15.1 million in our SBC conventional originations segment during the year ended December 31, 2016 as compared to interest income of $12.5 million and $11.8 million during the years ended December 31, 2015 and 2014, respectively.

The increase in interest income during the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to the origination of new SBC loans. The increase in interest income during the year ended December 31, 2015 as compared to the year ended December 31, 2014 was also a result of increased origination volumes of loans, held at fair value.

Interest Expense. Interest expense was $7.2 million in our SBC conventional originations segment during the year ended December 31, 2016 as compared to interest expense of $4.8 million and $4.2 million during the years ended December 31, 2015 and 2014, respectively.

The increase in interest expense during the year ended December 31, 2016 as compared to the years ended December 31, 2015 and 2014, was driven by the increase in borrowing activities under credit facilities in order to finance additional loan originations during each of the periods as well as an increase in the LIBOR curve, which drives borrowing costs and resulted in increased interest expense.

Other income. For the year ended December 31, 2016, other income was $4.1 million, as compared to other income of $2.4 million and $3.8 million for the years ended December 31, 2015 and 2014, respectively.

The increase in other income during the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to an increase in origination income of $1.3 million and increase in servicing income of $0.4 million.

The decrease in other income during the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to lower origination income of $1.6 million, partially offset by an increase in servicing income of $0.2 million.

Other expenses. For the year ended December 31, 2016, other expenses were $21.2 million in our SBC conventional originations segment, as compared to other expense of $19.3 million and $15.5 million for the years ended December 31, 2015 and 2014, respectively.

The increase in other expenses during the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to an increase in other operating expenses of $1.3 million as well as an increase in professional fees of $0.6 million.

The increase in other expense during the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to an increase in other operating expenses of $1.8 million, an increase in employee compensation and benefits expense of $1.2 million, and an increase in loan servicing expenses of $0.4 million.

Realized gains (losses) on financial instruments.  Realized gains were $3.4 million in our SBC conventional originations segment for the year ended December 31, 2016 compared to realized losses of $3.2 million and realized losses of $3.1 million for the years ended December 31, 2015 and 2014, respectively.

Realized gains of $3.4 million for the year ended December 31, 2016 were primarily driven by sales of loans, held-for-sale, resulting in gains of $5.3 million, which were partially offset on realized losses on derivative instruments of $1.9 million. Realized losses of $3.2 million for the year ended December 31, 2015 were primarily driven by realized losses on derivative instruments of $5.0 million, partially offset by gains on loans, held at fair value of $1.8 million. Realized losses of $3.1 million for the year ended December 31, 2014 were primarily driven by realized losses on derivative instruments of $3.1 million.

Unrealized gains (losses) on financial instruments.  Unrealized gains were $6.8 million in our SBC conventional originations segment for the year ended December 31, 2016 compared to unrealized gains of $10.2 million and $5.8 million for the years ended December 31, 2015 and 2014, respectively.

The decrease in unrealized gains during the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to changes in fair value of loans, held at fair value resulting in $4.2 million less gains during the year ended December 31, 2016, which was partially offset by changes in fair value of derivative instruments of $0.9 million.

The increase in unrealized gains during the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to changes in fair value of loans, held at fair value of $1.8 million due to increased SBC origination volume, and changes in fair value of derivative instruments of $2.3 million.

SBA Originations, Acquisitions and Servicing Segment Results

Interest income.  Interest income was $46.4 million during the year ended December 31, 2016 in our SBA originations, acquisitions, and servicing segment, as compared to interest income of $54.6 million and $30.4 million during the years ended December 31, 2015 and 2014, respectively.

The decrease in interest income during the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to a lower weighted average coupon on originated loans and pay-downs of existing loans resulting in a reduction in interest income by $7.2 million.

The increase in interest income during the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to increased loan originations and acquisitions and, hence, higher average loan balances during the year ended December 31, 2015, generating $24.2 million of additional interest income.

Interest Expense. For the year ended December 31, 2016, interest expense was $17.4 million in our SBA originations, acquisitions, and servicing segment, compared to interest expense of $18.2 million and $5.7 million during the years ended December 31, 2015 and 2014, respectively.

The decrease in interest expense during the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to pay-downs of securitized debt obligations and borrowings under credit facilities.

The increase in interest expense during the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due higher advance rates on SBA loans due to the completion of the RCLT 2015-1 securitization.

Provision for loan losses.  For the year ended December 31, 2016, the provision for loan losses in our SBA originations, acquisitions, and servicing segment was $1.3 million, compared to $6.5 million and $1.6 million during the years ended December 31, 2015 and 2014, respectively.

The decrease in the provision for loan losses during the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to increased collateral values and an overall increase in the performance of our loans.

The increase in the provision for loan losses during the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to an increase in the overall size of the loan portfolio during 2015 as well as a decrease in collateral values on existing loans during 2015.

Other income. For the year ended December 31, 2016, other income was $6.7 million in our SBA originations, acquisitions, and servicing segment, as compared to other income of $14.7 million and $5.6 million for the years ended December 31, 2015 and 2014, respectively.

The decrease in other income during the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to the release of the repair and denial reserve of $6.9 million during the year ended December 31, 2015. The release of reserve was driven by a decrease in defaults in the SBA portfolio and decrease in the severity of repair claims on our 7(a) loans by the SBA.

The increase in other income during the year ended December 31, 2015 as compared to the year ended December 31, 2014 was also primarily due to the release of the repair and denial reserve of $6.9 million during 2015. The increase was also the result of an increase in loan servicing income of $2.8 million during the year ended December 31, 2015.

Other expenses. For the year ended December 31, 2016, other expenses were $18.5 million in our SBA originations, acquisitions, and servicing segment, as compared to other expense of $16.8 million and $14.8 million for the years ended December 31, 2015 and 2014, respectively.

The increase in other expenses during the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to an increase in other operating expenses of $2.6 million due to growth of the Company.

The increase in other expense during the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to an increase in employee compensation and benefits expense of $4.7 million, an increase in professional fees of $0.7 million, partially offset by a reduction in other operating expenses of $1.8 million.

Realized gains (losses) on financial instruments. Realized gains were $4.6 million for the year ended December 31, 2016 in our SBA originations, acquisitions, and servicing segment, compared to realized gains of $1.3 million and realized gains of $1.7 million for the years ended December 31, 2015 and 2014, respectively.

The increase in realized gains in 2016 as compared to 2015 and 2014 was primarily driven by pay-downs and dispositions of loans, held-for-investment resulting in $3.3 million of additional gains in 2016.

Residential Mortgage Banking Segment Results

We acquired the GMFS business on October 31, 2016 and, therefore, the following results reflect the two months ended December 31, 2016 and a discussion of comparative results is not included as it is not meaningful.

Interest income. Interest income was $0.7 million in our residential mortgage banking segment during the two months ended December 31, 2016, which was earned on residential mortgage loans, held for sale.

Interest Expense. Interest expense was $0.6 million during the two months ended December 31, 2016, which reflects financing costs on borrowings under credit facilities used to originate new loans.

Other income.  Other income in our residential mortgage banking segment was $3.9 million for the two months ended December 31, 2016. Other income was comprised of servicing income of $2.4 million and origination fee income of $1.4 million.

Other expenses. Other expenses in our residential mortgage banking segment was $8.0 million for the two months ended December 31, 2016. Other expense was comprised of employee compensation and benefits expense of $5.6 million, other operating expenses of $1.7 million, and loan servicing fees of $1.0 million.

Realized gains (losses) on financial instruments.  Realized gains in our residential mortgage banking segment were $9.1 million for the two months ended December 31, 2016, due to gains generated on sales of residential mortgage loans, held-for-sale, including income generated on new mortgage servicing rights of $3.2 million.

Unrealized gains (losses) on financial instruments. Net unrealized gains were $4.1 million for the two months ended December 31, 2016, which were comprised primarily of $6.9 million in unrealized gains on its residential mortgage servicing rights, carried at fair value due to increased interest rates in the fourth quarter of 2016, and partially offset by unrealized losses of $3.0 million on residential loans, held-for-sale, carried at fair value.

Non-GAAP Financial Measures

We believe that providing investors with Core Earnings, a non-U.S. GAAP financial measure, in addition to the related U.S. GAAP measures, gives investors greater transparency into the information used by management in our financial and operational decision-making. However, because Core Earnings is an incomplete measure of our financial performance and involves differences from net income computed in accordance with U.S. GAAP, it should be considered along with, but not as an alternative to, our net income as a measure of our financial performance. In addition, because not all companies use identical calculations, our presentation of Core Earnings may not be comparable to other similarly-titled measures of other companies.

We calculate Core Earnings as GAAP net income (loss) excluding the following:

i)	any unrealized gains or losses on MBS
ii)	any realized gains or losses on sales of MBS
iii)	any unrealized gains or losses on MSRs
iv)	one-time non-recurring gains or losses, such as gains or losses on discontinued operations, bargain purchase gains, or merger related expenses

The following table presents our summarized consolidated results of operations and reconciliation to Core Earnings for the years ended December 31, 2016 and 2015 (amounts in thousands):

(in thousands)	Year Ended December 31, 2016	Year Ended December 31, 2015	Change 2016 vs 2015
Net Income	$53,406	$44,768	$8,638
Reconciling items:
Unrealized (gain) loss on MBS	(3,681)	5,179	(8,850)
Realized (gain) loss on MBS	3,696	-	3,696
Unrealized (gain) loss on residential MSRs	(6,917)	-	(6,917)
Bargain purchase gain	(15,218)	-	(15,218)
Merger transaction costs	4,510	-	4,510
Gain on sale of SBA license	-	(1,300)	1,300
Employee severance	418	-	418
(Gain) loss on discontinued operations	3,538	912	2,626
Total reconciling items	$(13,654)	$4,791	$(18,445)
Income tax adjustments	1,155	(259)	1,414
Core Earnings	$40,907	$49,300	$(8,393)

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

      Consolidated Net Income increased by $8.6 million, from $44.8 million during the year ended December 31, 2015 to $53.4 million during the year ended December 31, 2016. Consolidated Core Earnings decreased by $8.4 million, from $49.3 million during the year ended December 31, 2015 to $40.9 million during the year ended December 31, 2016.

      The increase in Consolidated Net Income was primarily due to a bargain purchase gain of $15.2 million, which was partially offset by merger transaction costs of $4.5 million relating to the ZAIS Financial merger transaction. The increase was also driven by unrealized gains from MBS and residential MSRs, whose fair values increased due to changes in interest rates. The reduction to net income related to changes in the fair value of investments was offset by an increase in non-recurring including transaction expenses related to the ZAIS Financial merger, the sale of the Silverthread operating segment and employee severance related to the optimization of overhead costs of the origination segment.

     The reduction in Core Earnings during the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to sales and pay-downs on MBS, resulting in a reduction in interest income, as well as a reduction in interest income on loans due to the decrease in accretion of discount on the acquired loan portfolio and a change in the weighted average interest rate on the originated portfolio and principal pay-downs on existing loans.

Incentive Distribution Payable to Our Manager

As disclosed in the Joint Proxy Statement Prospectus used in connection with the ZAIS Financial merger transaction, under the partnership agreement of our operating partnership, our Manager, the holder of the Class A special unit in our operating partnership, is entitled to receive an incentive distribution, distributed quarterly in arrears in an amount not less than zero equal to the difference between (i) the product of (A) 15% and (B) the difference between (x) core earnings (as described below) of our operating partnership, on a rolling four-quarter basis and before the incentive distribution for the current quarter, and (y) the product of (1) the weighted average of the issue price per share of common stock or OP unit (without double counting) in all of our offerings multiplied by the weighted average number of shares of common stock outstanding (including any restricted shares of common stock and any other shares of common stock underlying awards granted under our 2012 equity incentive plan) and OP units (without double counting) in such quarter and (2) 8%, and (ii) the sum of any incentive distribution paid to our Manager with respect to the first three quarters of such previous four quarters; provided, however, that no incentive distribution is payable with respect to any calendar quarter unless cumulative core earnings is greater than zero for the most recently completed 12 calendar quarters, or the number of completed calendar quarters since the closing date of the ZAIS Financial merger, whichever is less.

For purposes of calculating the incentive distribution prior to the completion of a 12-month period following the closing of the ZAIS Financial merger, core earnings will be calculated on an annualized basis. In addition, for purposes of calculating the incentive distribution, the shares of common stock and OP units issued as of the closing of the ZAIS Financial merger in connection with the merger agreement shall be deemed to be issued at the per share price equal to (i) the sum of (A) the weighted average of the issue price per share of Sutherland common stock or Sutherland OP units (without double counting) issued prior to the closing of the ZAIS Financial merger multiplied by the number of shares of Sutherland common stock outstanding and Sutherland OP units (without double counting) issued prior to the closing of the merger plus (B) the amount by which the net book value of our Company as of the closing of the merger (after giving effect to the closing of the merger agreement) exceeds the amount of the net book value of Sutherland immediately preceding the closing of the merger, divided by (ii) all of the shares of our common stock and OP units issued and outstanding as of the closing of the merger (including the date of the closing of the mergers).

The incentive distribution shall be calculated within 30 days after the end of each quarter and such calculation shall promptly be delivered to our Company. We are obligated to pay the incentive distribution 50% in cash and 50% in either common stock or OP units, as determined in our discretion, within five business days after delivery to our Company of the written statement from the holder of the Class A special unit setting forth the computation of the incentive distribution for such quarter. Subject to certain exceptions, our Manager may not sell or otherwise dispose of any portion of the incentive distribution issued to it in common stock or OP units until after the three year anniversary of the date that such shares of common stock or OP units were issued to our Manager. The price of shares of our common stock for purposes of determining the number of shares payable as part of the incentive distribution is the closing price of such shares on the last trading day prior to the approval by our board of the incentive distribution.

For purposes of determining the incentive distribution payable to our Manager, core earnings is defined under the partnership agreement of our operating partnership in a manner that is similar to the definition of Core Earnings described above under "Non-GAAP Financial Measures" but with the following additional adjustments which (i) further exclude: (a) the incentive distribution, (b) non-cash equity compensation expense, if any, (c) unrealized gains or losses on SBC loans (not just MBS and MSRs), (d)  depreciation and amortization (to the extent we foreclose on any property), and (e) one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of the independent directors and (ii) add back any realized gains or losses on the sales of MBS and on discontinued operations which were excluded from the definition of Core Earnings described above under "Non-GAAP Financial Measures".

Liquidity and Capital Resources

Liquidity is a measure of our ability to turn non-cash assets into cash and to meet potential cash requirements. We use significant cash to purchase SBC loans and other target assets, originate new SBC loans, pay dividends, repay principal and interest on our borrowings, fund our operations and meet other general business needs. Our primary sources of liquidity will include our existing cash balances, borrowings, including securitizations, re-securitizations, repurchase agreements, warehouse facilities, bank credit facilities (including term loans and revolving facilities), the net proceeds of this and future offerings of equity and debt securities and net cash provided by operating activities.

Waterfall’s extensive experience in loan acquisition, origination, servicing and securitization strategies has enabled us to complete 10 securitizations of SBC loan assets since January 2011 allowing us to match fund the SBC loans pledged as collateral to secure these securitizations on a long-term, non-recourse basis. As part of these transactions, we created eight separate entities and issued to third-party investors, tranches of investment-grade debt through newly-formed wholly- owned subsidiaries. Three of these securitizations, including Waterfall Victoria Mortgage Trust 2011-1 (“SBC-1”), Waterfall Victoria Mortgage Trust 2011-3 (“SBC-3”), and Sutherland Commercial Mortgage Trust 2015-4 (“SBC-4”) are trusts collateralized by non-performing and re-performing SBC loans and a fourth securitization (SBC-2) is a REMIC structure collateralized by performing SBC loans. We have completed three securitizations of newly originated loans, each a REMIC structure, including ReadyCap Commercial Mortgage Trust 2014-1 (“RCMT 2014-1”), ReadyCap Commercial Mortgage Trust 2015-2 (“RCMT 2015-2”), and ReadyCap Commercial Mortgage Trust 2016-3 (“RCMT 2016-3”), which are collateralized by newly originated SBC loans.  In addition we also completed the securitization of ReadyCap Lending Small Business Trust 2015-1 (“RCLSBL 2015-1”) collateralized by SBA Section 7(a) Program loans and the securitizations of Freddie Mac Small Balance Mortgage Trust 2016-SB11 (“FRESB 2016-SB11”) and Freddie Mac Small Balance Mortgage Trust 2016-SB18 (“FRESB 2016-SB18”), that are collateralized by multi-family Freddie Mac loans. The assets pledged as collateral for these securitization structures were contributed from our portfolio of assets. By contributing these SBC and SBA assets to the various securitization structures, these transactions created capacity for us to fund other investments.

The securitization structures issued investors tranches of notes of approximately $40.5 million, $97.6 million, $143.4 million, $181.7 million, $218.8 million, $162.1 million, $189.5 million, $125.4 million, $110.0 million, and  $118.0 million for SBC-1, SBC-2, SBC-3, RCMT 2014-1, RCMT 2015-2, RCMT 2016-3, RCLSBL 2015-1, SBC-4, FRESB 2016-SB11, and FRESB 2016-SB18, respectively. We used the proceeds from the sale of the tranches issued to purchase SBC loans.  We are the primary beneficiary of SBC-1, SBC-2, SBC-3, RCMT 2014-1, RCMT 2015-2, RCMT 2016-3, RCLSBL 2015-1, and SBC-4, therefore they are consolidated in our financial statements.

Our strategy is to continue to finance our assets through the securitization market and to access other forms of borrowings.

Deutsche Bank Loan Repurchase Facility

Our subsidiaries, ReadyCap Commercial, Sutherland Asset I, and Sutherland Warehouse Trust II renewed their master repurchase agreement on February 14, 2017, pursuant to which ReadyCap Commercial, Sutherland Asset I,  Sutherland Warehouse Trust II may be advanced an aggregate principal amount of up to $275 million on originated mortgage loans (the “DB Loan Repurchase Facility”). As of December 31, 2016, we had $82.7 million outstanding under the DB Loan Repurchase Facility. The DB Loan Repurchase Facility is used to finance SBC loans, and the interest rate is LIBOR plus a spread, which varies depending on the type and age of the loan. The DB Loan Repurchase Facility has been extended through February 2018 and our subsidiaries have an option to extend the DB Loan Repurchase Facility for an additional year, subject to certain conditions.  ReadyCap Commercial’s, Sutherland Asset I’s, and Sutherland Warehouse Trust II obligations are fully guaranteed by us.

The eligible assets for the DB Loan Repurchase Facility are loans secured by a first mortgage lien on commercial properties subject to certain eligibility criteria, such as property type, geographical location, LTV ratios, debt yield and debt service coverage ratios. The principal amount paid by the bank for each mortgage loan is based on a percentage of the lesser of the mortgaged property value or the principal balance of such mortgage loan. ReadyCap Commercial, Sutherland Asset I, and Sutherland Warehouse Trust II paid the bank an up-front fee and are also required to pay the bank availability fees, and a minimum utilization fee for the DB Loan Repurchase Facility, as well as certain other administrative costs and expenses. The DB Loan Repurchase Facility also includes financial maintenance covenants, which include (i) an adjusted tangible net worth that does not decline by more than 25% in a quarter, 35% in a year or 50% from the highest adjusted tangible net worth, (ii) a minimum liquidity amount of the greater of (a) $5 million and (b) 3% of the sum of any outstanding recourse indebtedness plus the aggregate repurchase price of the mortgage loans on the Repurchase Agreement, (iii) a debt-to-assets ratio no greater than 80% and (iv) a tangible net worth at least equal to the sum of (a) the product of 1/9 and the amount of all non-recourse indebtedness (excluding the aggregate repurchase price) and other securitization indebtedness and (b) the product of 1/3 and the sum of the aggregate repurchase price and all recourse indebtedness.

JPMorgan Loan Repurchase Facility

Our subsidiaries, ReadyCap Warehouse Financing and Sutherland Warehouse Trust entered into master repurchase agreement in December 2015, pursuant to which ReadyCap Warehouse Financing LLC and Sutherland Warehouse Trust, may sell, and later repurchase, mortgage loans in an aggregate principal amount of up to $100 million. As of December 31, 2016, we had $52.2 million outstanding under the JPM Loan Repurchase Facility. The JPM Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is LIBOR plus a spread, which is determined by the lender on an asset-by-asset basis. The JPM Loan Repurchase Facility is committed for a period of two years, and ReadyCap Warehouse Financing’s and Sutherland Warehouse Trust’s obligations are fully guaranteed by us.

The eligible assets for the JPM Loan Repurchase Facility are loans secured by a first and junior mortgage liens on commercial properties and subject to approval by JPM as the Buyer. The principal amount paid by the bank for each mortgage loan is based on the principal balance of such mortgage loan. ReadyCap Warehouse Financing and Sutherland Warehouse Trust paid the bank a structuring fee and are also required to pay the bank unused fees for the JPM Loan Repurchase Facility, as well as certain other administrative costs and expenses. The JPM Loan Repurchase Facility also includes financial maintenance covenants, which include (i) total stockholders’ equity must not be permitted to be less than the sum of (a) 60% of total stockholders equity as of the closing date of the facility plus (b) 50% of the net proceeds of any equity issuance after the closing date (ii) maximum leverage of 2:1, provided that as of the closing date of the facility the guarantor shall be required to maintain a leverage ratio of less than 2.5:1, of which 0.5 of the 2.5 comprising the indebtedness in the leverage ratio for such date shall be comprised of short-term US Treasury securities and (iii) liquidity equal to at least the lesser of (a) 4% of the sum of (without duplication) (1) any outstanding indebtedness plus (2) amounts due under the repurchase agreement and (b) $25,000,000.

Citibank Loan Repurchase Agreement

Our subsidiaries, Waterfall Commercial Depositor and Sutherland Asset I renewed a master repurchase agreement in June 2016 with Citibank, N.A., or the Citi Loan Repurchase Facility, and, together with the DB Loan Repurchase Facility and the JPM Loan Repurchase Facility, the Loan Repurchase Facilities, pursuant to which Waterfall Commercial Depositor and Sutherland Asset I may sell, and later repurchase, a trust certificate, or the Trust Certificate, representing interests in mortgage loans in an aggregate principal amount of up to $200 million, $125 million of which is committed. As of December 31, 2016, we had $102.6 million outstanding under the Citi Loan Repurchase Facility. The Citi Loan Repurchase Facility is used to finance SBC loans, and the interest rate is LIBOR plus 3.00%. The Citi Loan Repurchase Facility is committed for a period of 364 days, and Waterfall Commercial Depositor and Sutherland Asset I’s obligations are fully guaranteed by us.

The eligible assets for the Citi Loan Repurchase Facility are loans secured by a first mortgage lien on commercial properties which, amongst other things, generally have an UPB less than $10 million. The principal amount paid by the bank for the Trust Certificate is based on a percentage of the lesser of the market value or the UPB of such mortgage loans backing the Trust Certificate. Waterfall Commercial Depositor and Sutherland Asset I  are also required to pay the bank a commitment fee for the Citi Loan Repurchase Facility, as well as certain other administrative costs and expenses. The Citi Loan Repurchase Facility also includes financial maintenance covenants, which include (i) our operating partnership’s net asset value not (A) declining more than 15% in any calendar month, (B) declining more than 25% in any calendar quarter, (C) declining more than 35% in any calendar year, or (D) declining more than 50% from our operating partnership’s highest net asset value set forth in any audited financial statement provided to the bank; (ii) our operating partnership maintaining liquidity in an amount equal to at least 1% of our outstanding indebtedness; and (iii) the ratio of our operating partnership’s total indebtedness (excluding non-recourse liabilities in connection with any securitization transaction) to our net asset value not exceeding 4:1 at any time.

Securities Repurchase Agreements

We have also entered into master repurchase agreements with four counterparties to fund our acquisitions of SBC ABS and short term investments, and as of December 31, 2016, $327.8 million of borrowings were outstanding with four counterparties. We have master repurchase agreements with two additional counterparties to fund our retained interests in consolidated VIEs.  As of December 31, 2016, $35.6 million of borrowings were outstanding with these counterparties.

General Statements Regarding Loan and Security Repurchase Facilities

At December 31, 2016, we had $385.8 million in fair value of Trust Certificates and loans pledged against our borrowings under the Loan Repurchase Facilities and $331.8 million in fair value of SBC ABS and short term investments pledged against our securities repurchase agreement borrowings.

Under the Loan Repurchase Facilities and securities repurchase agreements, we may be required to pledge additional assets to our counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional assets or cash. Generally, the Loan Repurchase Facilities and securities repurchase agreements contain a LIBOR-based financing rate, term and haircuts depending on the types of collateral and the counterparties involved. Further, at December 31, 2016, the average haircut provisions associated with our repurchase agreements was 27.3% for pledged Trust Certificates and loans and was 31.3% and 0.1% for pledged SBC ABS and short-term investments, respectively.

If the estimated fair value of the assets increases due to changes in market interest rates or market factors, lenders may release collateral back to us. Margin calls may result from a decline in the value of the investments securing the Loan Repurchase Facilities and securities repurchase agreements, prepayments on the loans securing such investments and from changes in the estimated fair value of such investments generally due to principal reduction of such investments from scheduled amortization and resulting from changes in market interest rates and other market factors. Counterparties also may choose to increase haircuts based on credit evaluations of our Company and/or the performance of the assets in question. Historically, disruptions in the financial and credit markets have resulted in increased volatility in these levels, and this volatility could persist as market conditions continue to change. Should prepayment speeds on the mortgages underlying our investments or market interest rates suddenly increase, margin calls on the Loan Repurchase Facilities and securities repurchase agreements could result, causing an adverse change in our liquidity position. To date, we have satisfied all of our margin calls and have never sold assets in response to any margin call under these borrowings.

Our borrowings under repurchase agreements are renewable at the discretion of our lenders and, as such, our ability to roll-over such borrowings is not guaranteed. The terms of the repurchase transaction borrowings under our repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association, as to repayment, margin requirements and the segregation of all assets we have initially sold under the repurchase transaction. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts and purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction, and cross default and setoff provisions.

JPMorgan Credit Facility

We renewed our master loan and security agreement with JPMorgan in June 2016 providing for a credit facility of up to $250 million which we used to fund a portion of the final phase of the CIT loan acquisition and loan acquisitions of our subsidiary ReadyCap Lending, LLC in 2014. As of December 31, 2016, we had $190.1 million outstanding under this credit facility. The credit facility is structured as a secured loan facility in which ReadyCap Lending LLC and Sutherland 2016-1 JPM Grantor Trust act as borrowers. Under this facility, ReadyCap and Sutherland 2016-1 JPM Grantor Trust pledge loans guaranteed by the SBA under the SBA Section 7(a) Loan Program,, SBA 504 loans and other loans which were part of the CIT loan acquisition. We act as a guarantor under this facility. The agreement contains financial maintenance covenants, which include (i) Total Stockholders’ Equity must not be permitted to be less than the sum of (a) 60% of Total Stockholders Equity as of the closing date of the facility plus (b) 50% of the net proceeds of any equity issuance after the closing date (ii) maximum leverage of 2:1, provided that as of the closing date of the facility the guarantor shall be required to maintain a leverage ratio of less than 2.5:1, of which 0.5 of the 2.5 comprising the indebtedness in the leverage ratio for such date shall be comprised of short-term US Treasury securities and (iii) liquidity equal to at least the lesser of (a) 4% of the sum of (without duplication) (1) any outstanding indebtedness plus (2) amounts due under the repurchase agreement and (b) $25,000,000. The amended terms have an interest rate based on loan type ranging from 1 month LIBOR (reset daily), plus 3.25- 3.5% per annum. The term of the facility is one year, with an option to extend for an additional year.

At December 31, 2016, we had a leverage ratio of 2.6x on a debt-to-equity basis, 2.0x excluding $319.7 million in outstanding repurchase agreements on U.S Treasury securities.

We maintain certain assets, which, from time to time, may include cash, unpledged SBC loans, SBC ABS and short term investments (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by our counterparties, or collectively, the “Cushion”, to meet routine margin calls and protect against unforeseen reductions in our borrowing capabilities. Our ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of our investments, our cash position and margin requirements. Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs. At December 31, 2016, we were in compliance with all debt covenants.

At December 31, 2016, we had $3.6 million of restricted cash pledged against our derivative instruments and borrowings under repurchase agreements.

Other credit facilities

GMFS funds its origination platform through warehouse lines of credit with four counterparties with total borrowings outstanding of $119.4 million at December 31, 2016. GMFS has a $75 million committed warehouse line of credit agreement expiring on September 29, 2017, a $40 million committed warehouse line of credit expiring on August 12, 2017, $65 million committed warehouse line of credit expiring on November 24, 2017, and $25 million committed warehouse line of credit expiring on September 30, 2017. The lines are collateralized by the underlying mortgages and related documents and instruments and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved. These agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. The Company was in compliance with all significant debt covenants as of and for the year ended December 31, 2016.

ReadyCap Holding's 7.50% Senior Secured Notes due 2022

On February 13, 2017, ReadyCap Holdings, an indirect wholly-owned subsidiary of our Company, issued $75.0 million in aggregate principal amount of its 7.50% Senior Secured Notes due 2022 in a private placement.  The Notes are senior secured obligations of ReadyCap Holdings. Payments of the amounts due on the Notes are fully and unconditionally guaranteed by the Guarantors.

The Notes bear interest at 7.50% per annum payable semiannually on each February 15 and August 15, beginning on August 15, 2017. The Notes will mature on February 15, 2022, unless redeemed or repurchased prior to such date.  ReadyCap Holdings may redeem the Notes prior to November 15, 2021, at its option, in whole or in part at any time and from time to time, at a price equal to 100% of the outstanding principal amount thereof, plus the applicable “make-whole” premium as of, and unpaid interest, if any, accrued to, the redemption date.  On and after November 15, 2021, ReadyCap

Holdings may redeem the Notes, at its option, in whole or in part at any time and from time to time, at a price equal to 100% of the outstanding principal amount thereof plus unpaid interest, if any, accrued to the redemption date.

ReadyCap Holding’s and the Guarantors’ respective obligations under the Notes and the Guarantees are secured by a perfected first-priority lien on the capital stock of ReadyCap Holdings and ReadyCap Commercial and certain other assets owned by certain of our Company’s subsidiaries as described in greater detail in our Current Report on Form 8-K filed on February 13, 2017.  The Notes were issued pursuant to an indenture (the "Indenture") and a first supplemental indenture (the "First Supplemental Indenture"), which contains covenants that, among other things: (i) limit the ability of our Company and its subsidiaries (including ReadyCap Holdings and the other Guarantors) to incur additional indebtedness; (ii) require that our Company maintain, on a consolidated basis, quarterly compliance with the applicable consolidated recourse indebtedness to equity ratio of our Company and consolidated indebtedness to equity ratio of our Company and specified ratios of our Company’s stockholders’ equity to aggregate principal amount of the outstanding Notes and our Company's consolidated unencumbered assets to aggregate principal amount of the outstanding Notes; (iii) limit the ability of ReadyCap Holdings and ReadyCap Commercial to pay dividends or distributions on, or redeem or repurchase, the capital stock of ReadyCap Holdings or ReadyCap Commercial; (iv) limit (1) ReadyCap's Holdings ability to create or incur any lien on the collateral and (2) unless the Notes are equally and ratably secured, (a) ReadyCap's Holdings ability to create or incur any lien on the capital stock of its wholly-owned subsidiary, ReadyCap Lending and (b) ReadyCap's Holdings ability to permit ReadyCap Lending to create or incur any lien on its assets to secure indebtedness of its affiliates other than its subsidiaries or any securitization entity; and (v) limit ReadyCap Holding's and the Guarantors' ability to consolidate, merge or transfer all or substantially all of ReadyCap' Holdings and the Guarantors’ respective properties and assets.  The First Supplemental Indenture also requires that our Company ensure that the Replaceable Collateral Value (as defined therein) is not less than the aggregate principal amount of the Notes outstanding as of the last day of each of our Company's fiscal quarters.

Tolling Agreement

GMFS was an indirect subsidiary of ZAIS Financial when we completed our merger transaction with ZAIS Financial.  As disclosed in the Joint Proxy Statement Prospectus used in connection with the merger transaction, ZAIS Financial had originally acquired GMFS on October 31, 2014 (the "GMFS 2014 acquisition") from investment partnerships that were advised by our Manager and certain other entities controlled by GMFS management (together, the "2014 GMFS sellers").  The terms of the GMFS 2014 acquisition provided for the payment of both cash consideration and the possible payment of additional contingent consideration based on the achievement by GMFS of certain financial milestones specified in the GMFS 2014 acquisition agreement.  As of December 31, 2016, a liability of approximately $14.5 million was accrued on our balance sheet to cover the possible payment of contingent consideration pursuant to the GMFS 2014 acquisition.  In addition, the 2014 GMFS acquisition agreement contained representations and warranties related to GMFS, as well as indemnification obligations to cover breaches of representations and warranties, repurchase claims or demands from investors in respect of mortgage loans originated, purchased or sold by GMFS prior to the closing date of the acquisition and other provisions of the agreement.  The 2014 GMFS acquisition agreement also established an escrow fund to support the payment of indemnification claims and allowed for indemnification claims to be offset against contingent consideration that would otherwise be payable to the 2014 GMFS sellers under the 2014 GMFS acquisition agreement.  Under the terms of the indemnification provisions contained in the GMFS 2014 acquisition agreement, we are required to obtain the consent of the GMFS sellers (which include the investment partnerships managed by an affiliate of our Manager and entities controlled by GMFS management) to any settlement we reach with this counterparty, and these parties whose consent is required may have interests in the outcome of any such settlement that are different from ours.

 As further disclosed in the Joint Proxy Statement Prospectus, on May 11, 2015, ZAIS Financial filed its Quarterly Report on Form 10-Q, which included disclosure about the potential claims against GMFS relating to mortgage loans that were sold by GMFS to one of its mortgage loan purchasing counter parties.  We estimate that dating back to a period that began approximately 17 years ago in 1999 and ended in 2006, approximately $1 billion of mortgage loans were sold servicing released by GMFS to the predecessor to this counterparty. The Joint Proxy Statement Prospectus also included information about a statute of limitation tolling agreement that had been executed by GMFS with this counterparty, including that the initial tolling agreement was executed by GMFS on December 12, 2013 and then further amended to extend the expiration date. The most recent amendment of the tolling agreement extended the expiration date to May 15, 2017 and it can be further extended by agreement of the parties.

We believe that when this tolling agreement expires, absent further extension of the tolling agreement or settlement of the counterparty’s claims, it is probable that the counterparty will initiate litigation against GMFS seeking substantial damages based on alleged breaches of representations and warranties made by GMFS. We also understand that this counterparty has commenced or threatened litigation arising out of historical mortgage loan purchases by its predecessor against a number of other mortgage loan originators. While the historical claims experience of GMFS with respect to purchasers of mortgage loans from GMFS over the 1999 to 2006 period has not resulted in material damages claimed against or paid by GMFS, claims brought by this counterparty or other parties could expose GMFS to substantial damages that may be material, cause our Company and GMFS to devote significant management time and attention and other resources to resolving or defending these claims, require GMFS, our Company or  other subsidiaries to incur significant costs, or cause significant losses that may be material.

     Although we have established a loan indemnification reserve for potential losses related to loan sale representations and warranties (as of December 31, 2016, the remaining balance of the initial loan indemnification reserve was $2.8 million) with a corresponding provision recorded for loan losses, due to the early stage of this matter and the limited information available, we are not able to determine the likelihood of the outcome.  We believe it is possible that losses in excess of the loan indemnification reserve could have a material adverse impact on our results of operations, financial position or cash flows. To the extent that losses are paid, we intend to record liability reserves first as a reduction of total contingent consideration owed to the GMFS 2014 sellers (which include investment partnerships advised by our Manager and certain other entities controlled by GMFS management) and, to the extent available and practicable, to seek indemnification under the 2014 GMFS acquisition agreement.

Cash Flow Activity for the Years Ended December 31, 2016, December 31, 2015 and December 31, 2014

The following table provides a summary of the net change in our cash and cash equivalents for the years ended December 31, 2016, 2015 and 2014:

	For the years ended December 31,
(in thousands)	2016	2015	2014
Cash flows provided by (used in) operating activities (1)	$14,763	$28,929	$(257,075)
Cash flows provided by (used in) investing activities (1)	384,695	(188,689)	(880,854)
Cash flows provided by (used in) financing activities	(381,461)	144,589	976,590

Net increase in cash and cash equivalents	$17,997	$(15,171)	$(161,339)
(1) Includes discontinued operations

The year ended December 31, 2016 compared to the year ended December 31, 2015

      Cash and cash equivalents increased by $18.0 million during the year ended December 31, 2016, reflecting net cash provided by operating activities of $14.8 million and net cash provided by investing activities of $384.7 million, partially offset by net cash used in financing activities of $381.5 million.

      Net cash provided by operating activities of $14.8 million for the year ended December 31, 2016 related primarily to net income earned of $48.3 million primarily by our loan acquisition and SBA origination, acquisition, and servicing businesses. Adjustments to reconcile net income to net cash provided by operating activities included net unrealized gains on financial instruments of $15.1 million, net realized gains on financial instruments of $9.9 million, provision for loan losses of $8.0 million, and a gain on bargain purchase of $15.2 million. We received net proceeds from principal collections and sales of loans, held-for sale of $14.7 million. Offsetting the net income were net changes in our operating assets and liabilities, including assets of our consolidated VIEs, of $25.5 million, and net settlement of derivative instruments of $2.1 million.

      Net cash provided by investing activities of $384.7 million for the year ended December 31, 2016 related primarily to the sales and pay-downs on MBS of $297.3 million, partially offset by the purchase of new MBS of $17.4 million. Also driving the change were proceeds received from dispositions and principal collections on loans of $481.9 million, partially offset by the origination of new loans held-for-investment and fair value of $295.8 million, as well as the purchase of new loans, held-for-investment of $106.7 million

      Net cash used in financing activities of $381.5 million for the year ended December 31, 2016 related primarily to $340.4 million in net repayments on our borrowings under repurchase agreements, guaranteed loan financing, and payment of our senior exchangeable note. This also is the result of dividend payments on our common stock of $46.9 million.

The year ended December 31, 2015 compared to the year ended December 31, 2014

Cash and cash equivalents decreased by $15.2 million during the year ended December 31, 2015, reflecting net cash provided by operating activities of $28.9 million and net cash provided by financing activities of $144.6 million, partially offset by net cash used in investing activities of $188.7 million.

Net cash provided by operating activities of $28.9 million for the year ended December 31, 2015 related primarily to net income earned of $45.4 million primarily by our loan acquisition and SBA origination, acquisition, and servicing businesses. Offsetting this net income were net changes in operating assets and liabilities of $10.9 million and net settlement of derivative instruments of $4.6 million.

Net cash used in investing activities of $188.7 million for the year ended December 31, 2015 related primarily to the origination of new loans held-for-investment and at fair value of $452.3 million, the purchase of new loans held-for-investment of $172.1 million, the purchase of new MBS of $78.0 million, partially offset by proceeds received from principal collections and sales of loans held-for-investment and at fair value of $488.6 million and proceeds received from principal collections and sales of MBS of $17.9 million.

Net cash provided by financing activities of $144.6 million for the year ended December 31, 2015 related primarily to net borrowings after repayments primarily from our borrowings under repurchase agreements and our issuance of securitized debt obligations, partially offset by $35.6 million of dividend payments on common stock.

Contractual Obligations

The following table provides a summary of our contractual obligations, including interest, as of December 31, 2016.

(in thousands)	Total	1 year	1 to 3 years	3 to 5 years	5 years
Borrowings under credit facilities	$326,610	$326,610	$-	$-	$-
Borrowings under repurchase agreements	600,852	600,852	-	-	-
Guaranteed loan financing	390,555	3,185	11,872	11,836	363,662
Promissory note payable	7,378	-	-	7,378	-
Future operating lease commitments	3,875	1,627	2,248	-	-
Total	$1,329,270	$932,274	$14,120	$19,214	$363,662

The table above does not include amounts due under our management agreement or derivative agreements as those contracts do not have fixed and determinable payments.

Off-Balance Sheet Arrangements

As of the date of this annual report on Form 10-K, we had no off-balance sheet arrangements.

Inflation

Virtually all of our assets and liabilities are and will be interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our consolidated financial statements are prepared in accordance with U.S. GAAP and our activities and balance sheet shall be measured with reference to historical cost and/or fair market value without considering inflation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, we enter into transactions in various financial instruments that expose us to various types of risk, both on and off balance sheet, which are associated with such financial instruments and markets for which we invest. These financial instruments expose us to varying degrees of market risk, credit risk, interest rate risk, liquidity risk, off balance sheet risk and prepayment risk.

Market Risk

Market risk is the potential adverse changes in the values of the financial instrument due to unfavorable changes in the level or volatility of interest rates, foreign currency exchange rates, or market values of the underlying financial instruments. We attempt to mitigate our exposure to market risk by entering into offsetting transactions, which may include purchase or sale of interest bearing securities and equity securities.

Credit Risk

We are subject to credit risk in connection with our investments in SBC loans and SBC ABS and other target assets we may acquire in the future. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. We believe that loan credit quality is primarily determined by the borrowers’ credit profiles and loan characteristics. We seek to mitigate this risk by seeking to acquire assets at appropriate prices given anticipated and unanticipated losses and by deploying a value-driven approach to underwriting and diligence, consistent with our historical investment strategy, with a focus on projected cash flows and potential risks to cash flow. We further mitigate our risk of potential losses while managing and servicing our loans by performing various workout and loss mitigation strategies with delinquent borrowers. Nevertheless, unanticipated credit losses could occur which could adversely impact operating results.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

Our operating results will depend, in part, on differences between the income from our investments and our financing costs. Our debt financing is based on a floating rate of interest calculated on a fixed spread over the relevant index, subject to a floor, as determined by the particular financing arrangement. The general impact of changing interest rates are discussed above under “— Factors Impacting Our Operating Results —  Changes in Market Interest Rates.” In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects. Furthermore, such defaults could have an adverse effect on the spread between our interest-earning assets and interest-bearing liabilities.

Additionally, non-performing SBC loans are not as interest rate sensitive as performing loans, as earnings on non-performing loans are often generated from restructuring the assets through loss mitigation strategies and opportunistically disposing of them. Because non-performing SBC loans are short-term assets, the discount rates used for valuation are based on short-term market interest rates, which may not move in tandem with long-term market interest rates. A rising rate environment often means an improving economy, which might have a positive impact on commercial property values, resulting in increased gains on the disposition of these assets. While rising rates could make it more costly to refinance these assets, we expect that the impact of this would be mitigated by higher property values. Moreover, small business owners are generally less interest rate sensitive than large commercial property owners, and interest cost is a relatively small component of their operating expenses. An improving economy will likely spur increased property values and sales, thereby increasing the need for SBC financing.

The following table projects the impact of our interest income and expense for the twelve month period following December 31, 2016, assuming an immediate increase or decrease of 25, 50, 75 and 100 basis points in LIBOR:

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Acquired loans	$557	$1,114	$1,671	$2,282	$(246)	$(561)	$(872)	$(1,124)
Originated SBC loans	-	-	-	-	-	-	-	-
Originated Bridge loans	375	749	1,124	1,499	(146)	(262)	(289)	(317)
Originated Freddie loans	-	-	-	-	-	-	-	-
Acquired SBA 7(a) loans	1,430	2,860	4,290	5,721	(1,430)	(2,860)	(4,290)	(5,720)
Originated SBA 7(a) loans	40	79	119	159	(40)	(79)	(119)	(159)
Originated Residential Agency loans	-	-	-	-	-	-	-	-
Total	$ 2,401	$ 4,803	$ 7,204	$ 9,660	$ (1,861)	$ (3,762)	$ (5,570)	$ (7,319)
Liabilities
Repurchase agreements	$594	$1,187	$1,781	$2,375	$(594)	$(1,187)	$(1,781)	$(2,375)
Credit facilities	817	1,633	2,450	3,266	(817)	(1,633)	(2,450)	(3,266)
Securitized debt obligations	211	422	633	844	(211)	(422)	(633)	(844)
Total	$ 1,622	$ 3,242	$ 4,864	$ 6,485	$ (1,622)	$ (3,242)	$ (4,864)	$ (6,485)

Total Net Impact to Net Interest Income (Expense)	$ 779	$ 1,561	$ 2,340	$ 3,175	$ (239)	$ (520)	$ (706)	$ (834)

Such hypothetical impact of interest rates on our variable rate debt does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.

Liquidity Risk

Liquidity risk arises in our investments and the general financing of our investing activities. It includes the risk of not being able to fund acquisition and origination activities at settlement dates and/or liquidate positions in a timely manner at a reasonable price, in addition to potential increases in collateral requirements during times of heightened market volatility. If we were forced to dispose of an illiquid investment at an inopportune time, we might be forced to do so at a substantial discount to the market value, resulting in a realized loss. We attempt to mitigate our liquidity risk by regularly monitoring the liquidity of our investments in SBC loans, ABS and other financial instruments. Factors such as our expected exit strategy for, the bid to offer spread of, and the number of broker dealers making an active market in a particular strategy and the availability of long-term funding, are considered in analyzing liquidity risk. To reduce any perceived disparity between the liquidity and the terms of the debt instruments in which we invest, we attempt to minimize our reliance on short-term financing arrangements. While we may finance certain investment in security positions using traditional margin arrangements and reverse repurchase agreements, other financial instruments such as collateralized debt obligations, and other longer-term financing vehicles may be utilized to attempt to provide us with sources of long-term financing.

Prepayment Risk

Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest income earned on the assets.

SBC Loan and ABS Extension Risk

Our Manager computes the projected weighted‑average life of our assets based on assumptions regarding the rate at which the borrowers will prepay the mortgages or extend. If prepayment rates decrease in a rising interest rate environment or extension options are exercised, the life of the fixed‑rate assets could extend beyond the term of the secured debt agreements. This could have a negative impact on our results of operations. In some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Real Estate Risk

The market values of commercial mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses.

Fair Value Risk

The estimated fair value of our investments fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of the fixed‑rate investments would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of the fixed‑rate investments would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our assets recorded and/or disclosed may be adversely impacted. Our economic exposure is generally limited to our net investment position as we seek to fund fixed rate investments with fixed rate financing or variable rate financing hedged with interest rate swaps.

Counterparty Risk

We finance the acquisition of a significant portion of our commercial and residential mortgage loans, MBS and other assets with our repurchase agreements and credit facilities. In connection with these financing arrangements, we pledge our mortgage loans and securities as collateral to secure the borrowings. The amount of collateral pledged will typically exceed the amount of the borrowings ( i.e. the haircut) such that the borrowings will be over-collateralized. As a result, we are exposed to the counterparty if, during the term of the financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

We are exposed to changing interest rates and market conditions, which affects cash flows associated with borrowings. We enter into derivative instruments, such as interest rate swaps and credit default swaps, to mitigate these risks.  Interest rate swaps are used to mitigate the exposure to changes in interest rates and involve the receipt of variable-rate interest amounts from a counterparty in exchange for us making payments based on a fixed interest rate over the life of the swap contract. Credit default swaps are executed in order to mitigate the risk of deterioration in the current credit health of the commercial mortgage market.

Certain of our subsidiaries have entered into over-the-counter interest rate swap agreements to hedge risks associated with movements in interest rates. Because certain interest rate swaps were not cleared through a central counterparty, we remain exposed to the counterparty's ability to perform its obligations under each such swap and cannot look to the creditworthiness of a central counterparty for performance. As a result, if an over-the-counter swap counterparty cannot perform under the terms of an interest rate swap, our subsidiary would not receive payments due under that agreement, we may lose any unrealized gain associated with the interest rate swap and the hedged liability would cease to be hedged by the interest rate swap. While we would seek to terminate the relevant over-the-counter swap transaction and may have a claim against the defaulting counterparty for any losses, including unrealized gains, there is no assurance that we would be able to recover such amounts or to replace the relevant swap on economically viable terms or at all. In such case, we could be forced to cover our unhedged liabilities at the then current market price. We may also be at risk for any collateral we have pledged to secure our obligations under the over-the-counter interest rate swap if the counterparty becomes insolvent or files for bankruptcy. Therefore, upon a default by an interest rate swap agreement counterparty, the interest rate swap would no longer mitigate the impact of changes in interest rates as intended.

The following table summarizes the Company’s exposure to its repurchase agreements and credit facilities counterparties at December 31, 2016:

(in thousands)	Borrowings under repurchase agreements and credit facilities (1)	Assets pledged on borrowings under repurchase agreements and credit facilities	Net Exposure (2)	Exposure as a Percentage of Total Assets
Total Counterparty Exposure	$ 927,462	$ 1,086,849	$ 159,387	6.1%
(1) Includes accrued interest payable

(2) The exposure reflects the difference between (a) the amount loaned to our Company through repurchase agreements and credit facilities, including interest payable, and (b) the cash and the fair value of the assets pledged by our Company as collateral, including accrued interest receivable on such assets

The following table presents information with respect to any counterparty for repurchase agreements for which our Company had greater than 5% of stockholders’ equity at risk in the aggregate at December 31, 2016:

(in thousands)	Amount of Risk (1)	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
JPM	$ 41,522	11	7.5%
DB	$ 36,245	2	6.6%

(1) The amount at risk reflects the difference between (a) the amount loaned to our Company through repurchase agreements, including interest payable, and (b) the cash and the fair value of the assets pledged by our Company as collateral, including accrued interest receivable on such securities

Capital Market Risk

We are exposed to risks related to the equity capital markets, and our related ability to raise capital through the issuance of our common stock or other equity instruments. We are also exposed to risks related to the debt capital markets, and our related ability to finance our business through borrowings under repurchase obligations or other financing arrangements. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore requires us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing, and terms of capital we raise.

Off Balance Sheet Risk

Off balance sheet risk refers to situations where the maximum potential loss resulting from changes in the level or volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments may result in changes in the value of a particular financial instrument in excess of the reported amounts of such assets and liabilities currently reflected in the accompanying Consolidated Balance Sheets.

Inflation Risk

Most of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. Changes in interest rates may correlate with inflation rates and/or changes in inflation rates. Our financial statements are prepared in accordance with U.S. GAAP and our distributions are determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair value without considering inflation.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sutherland Asset Management Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sutherland Asset Management Corporation and its subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sutherland Asset Management Corporation and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

New York, New York

March 15, 2017

SUTHERLAND ASSET MANAGEMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands)	December 31, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$59,566	$41,569
Restricted cash	20,190	14,757
Short-term investments	319,984	249,989
Loans, held-for-investment (net of allowances for loan losses of $12,721 at December 31, 2016 and $12,255 at December 31, 2015)	929,529	927,218
Loans, held at fair value	81,592	155,134
Loans, held for sale, at fair value	181,797	—
Mortgage backed securities, at fair value	32,391	213,504
Loans eligible for repurchase from Ginnie Mae	137,986	—
Real estate acquired in settlement of loans	3,933	8,224
Derivative instruments, at fair value	5,785	723
Servicing rights	22,478	27,250
Residential mortgage servicing rights, at fair value	61,376	—
Intangible assets	3,636	1,000
Other assets	53,928	30,045
Assets of consolidated VIEs	691,096	649,043
Assets of discontinued operations held for sale	—	11,325
Total Assets	$2,605,267	$2,329,781
Liabilities:
Borrowings under credit facilities	326,610	175,306
Promissory note payable	7,378	—
Securitized debt obligations of consolidated VIEs	492,942	461,522
Borrowings under repurchase agreements	600,852	644,137
Guaranteed loan financing	390,555	499,187
Contingent consideration	14,487	—
Liabilities for loans eligible for repurchase from Ginnie Mae	137,986	—
Derivative instruments, at fair value	643	1,499
Dividends payable	11,505	13,366
Accounts payable and other accrued liabilities	70,207	47,665
Liabilities of discontinued operations held for sale	—	6,886
Total Liabilities	$2,053,165	$1,849,568
Stockholders’ Equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 30,549,084 and 25,739,847 common shares issued and outstanding, respectively	3	2
Preferred stock, $1,000 par value, 125 shares authorized, 125 shares issued and outstanding as of December 31, 2015	—	125
Additional paid-in capital	513,295	447,093
Retained deficit	(201)	(5,899)
Total Sutherland Asset Management Corporation equity	513,097	441,321
Non-controlling interests	39,005	38,892
Total Stockholders’ Equity	$552,102	$480,213
Total Liabilities and Stockholders’ Equity	$2,605,267	$2,329,781

See Notes To Consolidated Financial Statements

SUTHERLAND ASSET MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(In Thousands, except share data)	2016	2015	2014
Interest income
Loans, held-for-investment	$117,049	$120,664	$76,078
Loans, held at fair value	13,457	16,210	12,040
Loans, held for sale, at fair value	1,627	—	—
Mortgage backed securities, at fair value	4,890	12,081	4,829
Total interest income	137,023	148,955	92,947
Interest expense
Borrowings under credit facilities	(9,495)	(8,194)	(8,858)
Promissory note payable	(164)	—	—
Securitized debt obligations of consolidated VIEs	(17,619)	(11,018)	(3,857)
Borrowings under repurchase agreements	(16,344)	(16,287)	(4,254)
Guaranteed loan financing	(13,971)	(12,307)	(2,276)
Exchangeable senior notes	(179)	—	—
Total interest expense	(57,772)	(47,806)	(19,245)
Net interest income before provision for loan losses	79,251	101,149	73,702
Provision for loan losses	(7,819)	(19,643)	(11,797)
Net interest income after provision for loan losses	71,432	81,506	61,905
Other income (expense)
Other income	10,565	14,431	8,081
Servicing income, net of amortization and impairment of $7,732, $10,499 and $5,615, respectively	8,658	5,133	2,456
Gain on bargain purchase	15,218	—	—
Employee compensation and benefits	(24,665)	(18,801)	(12,791)
Allocated employee compensation and benefits from related party	(3,668)	(3,323)	(2,364)
Professional fees	(13,420)	(6,954)	(6,339)
Management fees – related party	(7,432)	(7,260)	(7,019)
Incentive fees – related party	—	(965)	—
Loan servicing expense	(4,611)	(4,384)	(10,300)
Other operating expenses	(17,939)	(12,065)	(10,837)
Total other income (expense)	(37,294)	(34,188)	(39,113)
Net realized gain on financial instruments	15,996	181	7,037
Net unrealized gain on financial instruments	15,081	5,732	6,461
Net income from continued operations before income tax provisions	65,215	53,231	36,290
Provision for income taxes	(9,651)	(7,810)	(897)
Net income from continuing operations	55,564	45,421	35,393
Discontinued operations
Loss from discontinued operations (including loss on disposal of $2,695 in 2016)	(3,538)	(5,103)	(2,671)
Income tax benefit	1,380	4,450	—
Loss from discontinued operations	(2,158)	(653)	(2,671)
Net income	53,406	44,768	32,722
Less: Net income attributable to non-controlling interest	4,237	4,385	3,385
Net income attributable to Sutherland Asset Management Corporation	$49,169	$40,383	$29,337
Basic and diluted earnings (loss) per share:
Continuing operations	$1.93	$1.62	$1.30
Discontinued operations	$(0.08)	$(0.03)	$(0.11)
Basic and diluted weighted-average shares outstanding	26,647,981	25,287,277	24,595,199

See Notes To Consolidated Financial Statements

SUTHERLAND ASSET MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Retained
	Common Stock		Preferred Stock		Additional Paid-	Earnings	Non-controlling
(in thousands, except share data)	Shares	Par Value	Shares	Par Value	In Capital	(Deficit)	Interests	Total
Balance at January 1, 2014	24,392,890	$2	—	$—	$422,810	$(1,832)	$49,927	$470,907
Dividend declared on common stock ($0.96 per share)	—	—	—	—	—	(28,195)	—	(28,195)
Dividend reinvestment in common stock	201,817	—	—	—	3,625	—	—	3,625
Conversion of OP units into REIT shares	493	—	—	—	9	—	(9)	—
Issuance of Preferred Stock, net of offering costs	—	—	125	125	(17)	—	—	108
Transfer of Additional Paid-In Capital	—	—	—	—	1,528	(148)	(1,380)	—
Offering costs allocated to Additional Paid-In Capital	—	—	—	—	(1,684)	—	(195)	(1,879)
Dividend declared on OP units	—	—	—	—	—	—	(3,251)	(3,251)
Dividend reinvestment in OP units	—	—	—	—	—	—	654	654
Net Income	—	—	—	—	—	29,337	3,385	32,722
Balance at December 31, 2014	24,595,200	$2	125	$125	$426,271	$(838)	$49,131	$474,691
Dividend declared on common stock ($1.49 per share)	—	—	—	—	—	(45,444)	—	(45,444)
Dividend reinvestment in common stock	418,942	—	—	—	7,448	—	—	7,448
Conversion of OP units into REIT shares	725,705	—	—	—	13,484	—	(13,484)	—
Offering costs allocated to Additional Paid-In Capital	—	—	—	—	(110)	—	(11)	(121)
Dividend declared on OP units	—	—	—	—	—	—	(3,869)	(3,869)
Dividend reinvestment in OP units	—	—	—	—	—	—	2,740	2,740
Net Income	—	—	—	—	—	40,383	4,385	44,768
Balance at December 31, 2015	25,739,847	$2	125	$125	$447,093	$(5,899)	$38,892	$480,213
Shares issued pursuant to reverse merger transaction	4,651,424	1	—	—	62,328	—	—	62,329
Shares redeemed pursuant to reverse merger transaction	(66)	—	—	—	(1)	—	—	(1)
Dividend declared on common stock ($0.30, $0.35, and $0.38 per share)	—	—	—	—	—	(43,463)	—	(43,463)
Dividend reinvestment in common stock	103,440	—	—	—	1,806	—	—	1,806
Incentive shares issued	27,199	—	—	—	482	—	—	482
Conversion of OP units into common stock	27,240	—	—	—	458	—	(458)	—
Transfer of Additional Paid-In Capital	—	—	—	—	1,134	—	(1,134)	—
Dividend declared on preferred stock	—	—	—	—	—	(8)	—	(8)
Redemption of preferred stock	—	—	(125)	(125)	(5)	—	—	(130)
OP units issued pursuant to reverse merger transaction	—	—	—	—	—	—	816	816
Dividend declared on OP units	—	—	—	—	—	—	(3,707)	(3,707)
Dividend reinvestment in OP units	—	—	—	—	—	—	359	359
Net Income	—	—	—	—	—	49,169	4,237	53,406
Balance at December 31, 2016	30,549,084	$3	—	$—	$513,295	$(201)	$39,005	$552,102

See Notes To Consolidated Financial Statements

SUTHERLAND ASSET MANAGEMENT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
(In Thousands)	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$53,406	$44,768	$32,722
Less: Net loss from discontinued operations	(2,158)	(653)	(2,671)
Net income from continuing operations	55,564	45,421	35,393
Adjustments to reconcile net income to net cash provided
(used in) operating activities:
Discount accretion and premium amortization of financial instruments, net	(17,978)	(22,195)	(34,167)
Amortization of guaranteed loan financing, deferred financing costs, and intangible assets	19,457	9,782	6,306
Provision for loan losses	7,819	19,643	11,797
Charge off of real estate acquired in settlement of loans	1,833	849	749
Decrease in repair and denial reserve	(1,258)	(10,120)	(3,216)
Purchase of short-term investments and trading securities	(1,569,614)	(253,752)	(349,990)
Proceeds from sale of short-term investments and trading securities	1,569,992	255,087	100,338
Net settlement of derivative instruments	(2,058)	(4,621)	(2,542)
Origination of loans, held for sale, at fair value	(621,343)	—	—
Proceeds from disposition and principal payments of loans, held for sale, at fair value	645,954	—	—
Gain on bargain purchase	(15,218)	—	—
Net realized gains on financial instruments	(15,996)	(181)	(7,037)
Net unrealized gains on financial instruments	(15,081)	(5,732)	(6,461)
Net changes in operating assets and liabilities
Assets of consolidated VIEs, accrued interest and due from servicers	(21,817)	(1,983)	(4,869)
Other assets	(13,354)	4,625	(26,039)
Accounts payable and other accrued liabilities	9,580	(8,322)	23,251
Net cash provided by (used in) operating activities	16,482	28,501	(256,487)
Net cash (used in) provided by operating activities of discontinued operations	(1,719)	428	(588)
Cash Flow From Investing Activities:
Origination of loans, held at fair value	(147,823)	(346,442)	(261,977)
Purchase of loans, held-for-investment	(98,683)	(172,097)	(646,686)
Origination of loans, held-for-investment	(167,516)	(105,838)	(32,889)
Purchase of mortgage backed securities, at fair value	(17,388)	(77,918)	(192,293)
Purchase of real estate	—	—	(1,311)
Purchase of servicing rights	—	—	(42,340)
Purchase of intangible assets	—	—	(2,183)
Payment of liability under participation agreements	(2,318)	(3,746)	(3,854)
Proceeds from disposition and principal payment of loans, held at fair value	39,671	145,804	17,796
Proceeds from disposition and principal payment of loans, held-for-investment	440,294	342,806	231,590
Proceeds from sale and principal payment of mortgage backed securities, at fair value	297,250	17,908	34,507
Proceeds from sale of real estate	6,633	7,565	11,096
Proceeds from liabilities under participation agreements	—	17	2,014
Proceeds from sale of intangible assets	—	2,500	—
Assumption of repair and denial reserve	—	—	21,407
Decrease/(Increase) in restricted cash	(357)	2,016	(15,051)
Decrease in cash held as collateral	—	—	(220)
Cash acquired in connection with the reverse merger with ZFC	34,932	—	—
Net cash provided by (used in) investing activities	384,695	(187,425)	(880,394)
Net cash used in investing activities of discontinued operations	—	(1,264)	(460)
Cash Flows From Financing Activities:
Proceeds from borrowings under credit facilities	164,018	90,745	462,485
Proceeds from issuance of securitized debt obligations of consolidated VIEs	150,367	374,818	144,615
Proceeds from borrowings under repurchase agreements	4,296,634	8,923,929	1,466,825
Proceeds from guaranteed loan financing	—	—	116,306
Proceeds from promissory note payable	9,164	—	—
Payment of borrowings under credit facilities	(155,177)	(121,619)	(202,623)
Payments of securitized debt obligations of consolidated VIEs	(123,093)	(91,407)	(20,500)
Payment of borrowings under repurchase agreements	(4,493,024)	(8,907,533)	(954,587)
Payment of guaranteed loan financing	(122,603)	(86,039)	(10,156)
Payment of promissory note payable	(1,786)	—	—
Payment of senior exchangeable note	(57,500)	—	—
Payment of deferred financing costs	(1,456)	(2,575)	(6,687)
(Redemption)/Issuance of preferred stock	(130)	—	108
Dividend payments on preferred stock	(8)	—	—
Dividend payments on common stock	(46,866)	(35,609)	(17,317)
Payment of offering costs	—	(121)	(1,879)
Shares redeemed pursuant to reverse merger transaction	(1)	—	—
Net cash provided by (used in) financing activities	(381,461)	144,589	976,590
Net increase (decrease) in cash and cash equivalents	17,997	(15,171)	(161,339)
Cash and cash equivalents at beginning of period	41,569	56,740	218,079
Cash and cash equivalents at end of period	$59,566	$41,569	$56,740

Supplemental disclosure of operating cash flow
Cash paid for interest	$54,686	$45,334	$17,707
Cash paid for taxes	$5,795	$6,995	$1,136

Supplemental disclosure of non-cash investing activities
Loans and borrowings brought on books as a result of the ReadyCap Lending Small Business Trust 2015-1 securitization	$—	$474,198	$—
Securitized loans transferred from Loans, held at fair value to Loans, held-for-investment	$174,332	$225,811	$186,497
Loans transferred from Loans, held for sale, at fair value to Loans, held-for-investment	$482	$—	$—
Loans transferred from Loans, held at fair value to Loans, held for sale, at fair value	$11,499	$—	$—
Supplemental disclosure of non-cash financing activities
Dividend reinvestment in common stock	$1,806	$7,448	$3,625
Dividend reinvestment in operating partnership units	$359	$2,740	$654
Common stock issued in connection with the reverse merger with ZAIS Financial Corp	$62,329	$—	$—

Shares issued to investment manager pursuant to management agreement, not in thousands	482,391	—	—

See Notes to Consolidated Financial Statements

SUTHERLAND ASSET MANAGEMENT CORPORATION

NOTES TO the CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization

Sutherland Asset Management Corporation (the “Company” or “Sutherland” and together with its subsidiaries “we,” “us” and “our”) is a Maryland corporation formed on November 4, 2013. The Company is externally managed and advised by Waterfall Asset Management, LLC (“Waterfall” or the “Manager”), an investment advisor registered with the United States Securities and Exchange Commission under the Investment Advisors Act of 1940, as amended.

Sutherland Partners, LP (the “Operating Partnership”) holds substantially all of our assets and conducts substantially all of our business. As of December 31, 2016 and 2015, the Company owned approximately 92.9% and 91.9% of the operating partnership units (“OP units”) of the Operating Partnership, respectively. The Company, as sole general partner of the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Therefore, the Company consolidates the Operating Partnership.

The Company, together with its consolidated subsidiaries and variable interest entities (“VIEs”), is a specialty-finance company which acquires, originates, manages, services and finances small balance commercial (“SBC”) loans, Small Business Administration (“SBA”) loans, residential mortgage loans, and to a lesser extent, mortgage backed securities (“MBS”) collateralized primarily by SBC loans, or other real estate-related investments.

SBC loans represent a special category of commercial loans, sharing both commercial and residential loan characteristics. SBC loans are generally secured by first mortgages on commercial properties, but because SBC loans are also often accompanied by collateralization of personal assets and subordinate lien positions, aspects of residential mortgage credit analysis are utilized in the underwriting process.

On October 31, 2016, we completed our path to becoming a publicly traded company through our merger with and into a subsidiary of ZAIS Financial, with ZAIS Financial legally surviving the merger and changing its name to Sutherland Asset Management Corporation. On November 1, 2016, we began trading on the New York Stock Exchange (“NYSE”) under ticker symbol “SLD”. See further discussion in Note 5, Business Combinations.

The Company operates in four reportable segments: Loan Acquisitions, SBC Conventional Originations, SBA Originations, Acquisitions and Servicing, and Residential Mortgage Banking.

The Loan Acquisitions segment represents the Company’s investments in SBC loans, real estate acquired in settlement of loans (“REO”), MBS and equity securities traded on public exchanges. Management seeks to maximize the value of the SBC loans acquired by the Company through proprietary loan modification programs, special servicing and other initiatives focused on keeping borrowers in their properties. Where this is not possible, such as in the case of many non-performing loans, the Company seeks to effect property resolution in a timely, orderly and economically efficient manner, including through the use of resolution alternatives to foreclosure.

The SBC Conventional Originations segment is operated through a wholly-owned subsidiary, ReadyCap Commercial, LLC (“RCC”), a wholly-owned subsidiary of ReadyCap Holdings, LLC (collectively, “ReadyCap”). RCC originates SBC loans through multiple loan origination channels. These loans may be financed though borrowings under credit facilities, borrowings under repurchase agreements and securitization transactions.

The SBA Originations, Acquisitions, and Servicing segment is operated through ReadyCap Lending, LLC (“Lending” or “RCL”), a wholly-owned subsidiary of ReadyCap Holdings, LLC. RCL acquires, originates and services loans guaranteed by the SBA under the SBA loan program. RCL holds a SBA license as a Small Business Lending Company and has been granted preferred lender status by the SBA.

The Residential Mortgage Banking segment is operated through GMFS, LLC (“GMFS”), a mortgage banking platform and a wholly-owned subsidiary we acquired as part of the ZAIS Financial merger. GMFS originates, sells and services residential mortgage loans. GMFS is an approved Fannie Mae Seller-Servicer, Freddie Mac Seller-Servicer, Ginnie Mae issuer, Department of Housing and Urban Development (“HUD”) / Federal Housing Administration (“FHA”)

Mortgagee, U.S. Department of Agriculture (“USDA”) approved originator and U.S. Department of Veterans Affairs (“VA”) Lender. GMFS currently originates loans that are eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, USDA and VA through retail, correspondent and broker channels. GMFS also originates and sells reverse mortgage loans as part of its existing operations.

The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with its first taxable year ended December 31, 2013. To maintain its tax status as a REIT, the Company distributes at least 90% of its taxable income in the form of qualifying distributions to shareholders.

In the fourth quarter of 2015, the Company determined Silverthread Falls, LLC (“Silverthread”), a brokerage subsidiary, was classified as held-for-sale due to management’s intent to sell the business, and the Company has included Silverthread in discontinued operations. The trade date of the Silverthread sale was February 28, 2016 and the closing occurred in May of 2016.

Note 2 – Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the U.S. Securities and Exchange Commission.

Per ASC 805-40-45-1, we were designated as the accounting acquirer (accounting survivor) because of our larger pre-merger size relative to ZAIS Financial, the relative voting interests of our stockholders after consummation of the merger, and our senior management and board continuing on after the consummation of the merger. As the accounting acquirer, our historical financial statements (and not those of ZAIS Financial) are the historical financial statements following the consummation of the merger and are included in this annual report on Form 10-K and the related financial statements and footnotes.

Historical stockholders’ equity of the Company prior to the reverse acquisition has been retrospectively adjusted (a recapitalization) for the equivalent number of shares received by the Company after giving effect to any difference in par value of the ZAIS Financial’s and the Company’s stock with any such difference recognized in equity. Retained earnings of the Company have been carried forward after the acquisition. Operations prior to the merger are those of the Company. Under the terms of the merger agreement: (1) stockholders of ZAIS Financial and unitholders in the ZAIS operating partnership retained their existing shares and partnership units following the merger, (2) each outstanding share of Sutherland common stock was converted into 0.8356 of ZAIS Financial common stock and (3) each outstanding partnership unit of Sutherland operating partnership was converted into 0.8356 units of limited partnership interests in the operating partnership.

Note 3 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Consolidation

The accompanying consolidated financial statements of the Company include the accounts and results of operations of the Operating Partnership and other consolidated subsidiaries and VIEs in which we are the primary beneficiary. The consolidated financial statements are prepared in accordance with ASC 810, Consolidations. Intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts reported for the prior periods in the accompanying consolidated financial statements, as described in Note 27, have been reclassified in order to conform to the current period’s presentation. The historical results of Silverthread been reflected in the accompanying consolidated statements of income for the years ended December 31, 2014, 2015, and 2016 as discontinued operations and financial information related to discontinued operations has been excluded from the notes to these financial statements for all periods presented.

Cash and Cash Equivalents

The Company has accounted for cash and cash equivalents in accordance with ASC 305, Cash and Cash Equivalents. The Company defines cash and cash equivalents as cash, demand deposits, and short-term, highly liquid investments with original maturities of 90 days or less when purchased as cash equivalents. Cash and cash equivalents are exposed to concentrations of credit risk. We deposit our cash with institutions, which we believe to have highly valuable and defensible business franchises, strong financial fundamentals, and predictable and stable operating environments.

As of December 31, 2016 and 2015, the Company had $0.6 million in money market mutual funds, and substantially all of the Company’s cash and cash equivalents not held in money market funds were comprised of cash balances with banks that are in excess of the Federal Deposit Insurance Corporation insurance limits.

Restricted Cash

Restricted cash represents cash held by the Company, as collateral against its derivatives, borrowings under repurchase agreements, and borrowings under credit facilities with counterparties, as well as cash held for remittance on loans serviced for third parties and collateral related to the ReadyCap Commercial Freddie Mac program. Restricted cash is not available for general corporate purposes, but may be applied against amounts due to counterparties under existing swaps and repurchase agreement borrowings, or returned to the Company when the collateral requirements are exceeded or at the maturity of the swap or repurchase agreement. Restricted cash is returned to the Company when our collateral requirements are exceeded or at the maturity or termination of the derivative, borrowings under repurchase agreements and borrowings under credit facilities.

Short-term investments

The Company accounts for short-term investments as trading securities under ASC 320, Investments-Debt and Equity Securities. Short-term investments consist of U.S. Treasury Bills with original maturities of less than a year but greater than three months. The Company holds short-term investments at fair value. Interest received and accrued as well as the accretion of purchase discount in connection with short-term investments is recorded as interest income on the consolidated statements of income. Changes in the fair value of short-term investments are recorded as net unrealized gain (loss) on the consolidated statements of income.

Loans, held for sale, at fair value

Loans, held for sale, at fair value are loans originated by ReadyCap and GMFS that are expected to be sold to third parties in the near term. Interest is recognized as interest income on the consolidated statements of income when earned and deemed collectible. Changes in fair value are recurring and are reported as net unrealized gain (loss) on the consolidated statements of income.

The Company transfers loans held for sale, at fair value to loans, held-for-investment when the Company no longer intends to sell the loans.

Loans, held at fair value

Loans, held at fair value are loans originated by ReadyCap. The Company has elected the fair value option because of the intent to transfer to securitizations in the near term. Interest is recognized as interest income on the consolidated statements of income when earned and deemed collectible. Changes in fair value are recurring and are reported as net unrealized gain (loss) on the consolidated statements of income.

The Company transfers loans held at fair value to loans, held-for-investment on the date of securitization.

Loans, held-for-investment

Loans, held-for-investment are loans acquired from third parties, loans originated by ReadyCap that we do not intend to securitize or sell, or securitized loans that were previously originated by ReadyCap. Securitized loans remain on the Company’s balance sheet because the securitization vehicles are consolidated under ASC 810.

Acquired loans are recorded at cost at the time they are acquired and any related allowance for loan losses is not carried over at the acquisition date. These acquired loans are segmented into two groups at time of purchase. Loans are accounted for in accordance with ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) and referred to as “Credit Impaired Loans” if both of the following conditions are met as of the acquisition date: (i) there is evidence of deterioration in credit quality of the loan since its origination and (ii) it is probable that we will not collect all contractual cash flows on the loan.

Acquired loans without evidence of these conditions, securitized loans, and loans originated by ReadyCap that we do not intend to securitize are accounted for under ASC 310-10, Receivables- Overall, (“ASC 310-10”) and are referred to as “Non-credit Impaired Loans”.

Non-credit Impaired Loans

The Company uses the interest method to recognize, as a level-yield adjustment, the difference between the initial recorded investment in the loan and the principal amount of the loan. The calculation of the constant effective yield necessary to apply the interest method uses the payment terms required by the loan contract, and prepayments of principal are not anticipated to shorten the loan term.

For non-credit impaired loans, recognition of interest income is suspended when any loans are placed on non-accrual status. Generally, all classes of loans are placed on non-accrual status when principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Interest income accrued, but not collected, at the date loans are placed on non-accrual status is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Loans are restored to accrual status only when contractually current and the collection of future payments is reasonably assured.

Credit Impaired Loans

The estimated cash flows expected for each loan is estimated at the time the loan is acquired. The excess of the cash flows expected to be collected on credit impaired loans, measured as of the acquisition date, over the initial investment is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan using the interest method of accretion. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected is referred to as the non-accretable difference and is not accreted over time.

The Company estimates expected cash flows to be collected over the life of individual credit impaired loans on a quarterly basis. If the Company determines that discounted expected cash flows have decreased, the credit impaired loans would be considered further impaired, which would result in a provision for loan loss and a corresponding increase in valuation allowance included in the allowance for loan losses.

If discounted expected cash flows have increased, or improved, in subsequent evaluations, the increase in cash flows is first used to reverse the amount of any related allowance for loan losses before the yield is adjusted. Additionally the Company will increase the accretable yield to account for the significant increase in expected cash flows.

The estimate of the amount and timing of cash flows for our credit impaired loans is based on historical information available and expected future performance of the loans, and may include the timing of expected future cash flows, prepayment speed, default rates, loss severities, delinquency rates, percentage of non-performing loans, extent of credit support available, Fair Isaac Corporation (“FICO”) scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as reports by credit rating agencies, such as Moody’s, Standard & Poor’s Corporation

(“S&P”), or Fitch, general market assessments and dialogue with market participants. As a result, substantial judgment is used in the analysis to determine the expected cash flows.

The determination of whether an allowance for loan loss is necessary if there is a decrease in cash flows based on consideration of factual information available at the time of assessment as well as management’s estimates of the future performance and projected amount and timing of cash flows expected to be collected on the loan.

Allowance for loan losses

The allowance for loan losses is intended to provide for credit losses inherent in the loans, held-for-investment portfolio and is reviewed quarterly for adequacy considering credit quality indicators, including probable and historical losses, collateral values, loan-to-value ratio and economic conditions. The allowance for loan losses is increased through provisions for loan losses charged to earnings and reduced by charge-offs, net of recoveries.

For non-credit impaired loans, we determine the allowance for loan losses by measuring credit impairment on (1) an individual basis for non-accrual status loans, and (2) on a collective basis for all other loans since they have similar risk characteristics. The allowance of loan losses on an individual basis is assessed when a loan is on non-accrual and the recoverability of the loan is less than its carrying value. The Company considers the loans to be collateral dependent and relies on the current fair value of the collateral as the basis for determining impairment. Loans that are not assessed individually for impairment are assessed on a collective basis. For the acquired loans we performed a historical analysis on both cumulative defaults and severity upon default for all loans that were current as of November 4, 2013 when the Company was formed or acquired thereafter. We calculated the cumulative default and loss severity on the acquired loans with delinquency statuses of 90+ days and applied those factors to the current acquired loan population. For the originated loans, our historical data does not show any defaults, therefore we used a Moody’s analysis performed on the latest ReadyCap securitization to determine the likelihood of default and to determine loss severity we stressed collateral value to the current principal balance based on the total valuation decline of SBC properties from the peak valuation in 2007 through their post-crises low in 2010.

For credit impaired loans, the allowance for loan losses is described in the credit impaired loan discussion above.

While we have a formal methodology to determine the adequate and appropriate level of the allowance for loan losses, estimates of inherent loan losses involve judgment and assumptions as to various factors, including current economic conditions. Our determination of adequacy of the allowance for loan losses is based on quarterly evaluations of the above factors. Accordingly, the provision for loan losses will vary from period to period based on management's ongoing assessment of the adequacy of the allowance for loan losses.

Non-accrual loans

Non-accrual loans are the loans for which we are not accruing or accreting interest income. Non-accrual loans include non-credit impaired loans when principal or interest has been delinquent for 90 days or when it is determined that full collection of contractual cash flows is not probable. Additionally, credit impaired loans for which the Company is unable to reasonably estimate the timing and amount of expected cash flows are considered to be non-accrual loans. Income on credit impaired loans is recognized as described above under—Loans, held-for-investment—Credit Impaired Loans.

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to the borrower’s financial difficulties, we grant concessions for a period of time to the borrower that we would not otherwise consider, the related loans are classified as a troubled debt restructuring (“TDR”). These modified terms may include interest rate reductions, principal forgiveness, term extensions, payment forbearance and other actions intended to minimize our economic loss and to avoid foreclosure or repossession of collateral. For modifications where we forgive principal, the entire amount of such principal forgiveness is immediately charged off. Loans classified as TDRs, are considered impaired loans. Other than resolutions such as foreclosures, sales and transfers to loans at fair value, we may remove loans held-for-investment from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as a new loan.

Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected.

Impaired loans

The Company considers a loan to be impaired when the Company does not expect to collect all the contractual interest and principal payments as scheduled in the loan agreements.

Mortgage backed securities, at fair value

The Company accounts for MBS as trading securities and are carried at fair value under ASC 320, Investments-Debt and Equity Securities. Our MBS portfolio is comprised of asset-backed securities collateralized by interest in or obligations backed by pools of SBC loans.

Purchases and sales of MBS are recorded on the trade date. Our MBS securities pledged as collateral against borrowings under repurchase agreements are included in mortgage backed securities, at fair value on our consolidated balance sheets.

MBS are recorded at fair value as determined by market prices provided by independent broker dealers or other independent valuation service providers. The fair values assigned to these investments are based upon available information and may not reflect amounts that may be realized. We generally intend to hold our investment in MBS to generate interest income; however, we have and may continue to sell certain of our investment securities as part of the overall management of our assets and liabilities and operating our business.

Loans eligible for repurchase from Ginnie Mae

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the right to repurchase the loan as an asset and liability in its consolidated balance sheets. Such amounts reflect the unpaid principal balance of the loans.

Real estate acquired in settlement of loans

Real estate acquired in settlement of loans is accounted for under ASC 360, Property, Plant and Equipment (“ASC 360”). The Company acquires substantially all its real estate through the foreclosure of mortgage loans that have become delinquent with limited other recourse. The Company’s intentions are to sell the real estate within a short holding period. Real estate is recorded at fair value at the time the Company receives title and is subsequently held at the lower of its carrying amount or fair value less closing costs. All legal fees and direct costs relating to real estate owned are expensed as incurred. Each investment in real estate property is tested for impairment on a quarterly basis.

Derivative instruments, at fair value

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments, currently comprised of credit default swaps, interest rate swaps, and interest rate lock commitments as part of our risk management. The Company accounts for derivative instruments under ASC 815, Derivatives and Hedges.

All derivatives are reported as either assets or liabilities on the consolidated balance sheets at estimated fair value. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability. The Company has not elected hedge accounting for these derivative instruments and, as a result, changes in the fair value for these derivatives are recorded in earnings.

Although permitted under certain circumstances, the Company does not offset cash collateral receivable or payables against our gross derivative positions. As of December 31, 2016 and 2015, the cash collateral receivable held for derivative instruments is $1.7 million and $5.3 million, respectively, and is included in restricted cash on the consolidated balance sheets.

Interest Rate Swap Agreements

An interest rate swap is an agreement between two counterparties to exchange periodic interest payments where one party to the contract makes a fixed-rate payment in exchange for a floating-rate payment from the other party. The dollar amount each party pays is an agreed-upon periodic interest rate multiplied by some pre-determined dollar principal (notional amount). No principal (notional amount) is exchanged between the two parties at trade initiation date. Only interest payments are exchanged. Interest rate swaps are classified as Level 2 in the fair value hierarchy. The fair value adjustments, along with the related interest income or interest expense, are reported as net gain/loss on financial instruments.

Interest Rate Lock Commitments (“IRLCs”)

IRLCs are agreements under which the Company agrees to extend credit to a borrower under certain specified terms and conditions in which the interest rate and the maximum amount of the loan are set prior to funding. Unrealized gains and losses on the IRLCs, reflected as derivative assets and derivative liabilities, respectively, are measured based on the value of the underlying mortgage loan, quoted government-sponsored enterprise (“GSE”, such as Fannie Mae, Freddie Mac, or Ginnie Mae) or MBS prices, estimates of the fair value of the MSRs and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees. The unrealized gains or losses are reported on the consolidated statements of income as net unrealized gain/(loss) on financial instruments. IRLCs are classified as Level 3 in the fair value hierarchy.

Credit Default Swaps (“CDS”)

CDS are contracts between two parties, a protection buyer who makes fixed periodic payments, and a protection seller, who collects the premium in exchange for making the protection buyer whole in the case of default. They are similar to buying or selling insurance contracts on a borrower’s debt, without being regulated by insurance regulators. The fair value adjustments, along with the related interest income or interest expense, are reported as gain/(loss) on financial instruments. Credit default swaps are classified as Level 2 in the fair value hierarchy.

Servicing rights and Residential mortgage servicing rights, at fair value

Servicing rights represent the fair value of expected future cash flows for performing servicing activities for others. The fair value considers estimated future servicing fees and ancillary revenue, offset by estimated costs to service the loans, and generally declines over time as net servicing cash flows are received, effectively amortizing the servicing right asset against contractual servicing and ancillary fee income.

Mortgage servicing rights are recognized upon sale or securitization of mortgage loans if servicing is retained. Creation of mortgage servicing rights retained upon sale of a loan is included in net realized gain on the consolidated statements of income.

The Company treats its servicing rights and residential mortgage servicing rights as two separate classes of servicing assets based on the class of the underlying mortgages and it treats these assets as two separate pools for risk management purposes. Servicing rights relating to the Company’s servicing of SBA 7A commercial mortgage loans are accounted for under ASC 860, Transfers and Servicing, while the Company’s residential mortgage servicing rights are accounted for under the fair value option under ASC 825, Financial Instruments.

Servicing rights – SBA and Freddie Mac

Commercial loan servicing rights are accounted for under ASC 860, Transfers and Servicing. Servicing rights are initially recorded at fair value and subsequently carried at amortized cost. We capitalize the value expected to be realized from performing specified servicing activities for others. Such value reflects the estimated fair value of the expected net cash flows associated with the servicing of the loan. These capitalized servicing rights are purchased or retained upon sale or securitization of mortgage loans. Servicing rights are amortized in proportion to and over the period of estimated servicing income, and is tested for potential impairment quarterly.

For purposes of testing our servicing rights for impairment, we first determine whether facts and circumstances exist that would suggest the carrying value of the servicing asset is not recoverable. If so, we then compare the net present value of servicing cash flow with its carrying value. The estimated net present value of servicing cash flows of the intangibles is determined using discounted cash flow modeling techniques, which require management to make estimates regarding future net servicing cash flows, taking into consideration historical and forecasted loan prepayment rates, delinquency rates and anticipated maturity defaults. If the carrying value of the servicing rights exceeds the net present value of servicing cash flows, the servicing rights are considered impaired and an impairment loss is recognized in earnings for the amount by which carrying value exceeds the net present value of servicing cash flows.

We leverage all available relevant market data to determine the fair value of our recognized servicing assets. Since quoted market prices for servicing rights are not readily available, we estimate the fair value of servicing rights by determining the present value of future expected servicing cash flows using modeling techniques that incorporate management's best estimates of key variables including expected cash flows, prepayment speeds, and return requirements commensurate with the risks involved. Cash flow assumptions are modeled using our internally forecasted revenue and expenses, and where possible, the reasonableness of assumptions is periodically validated through comparisons to market data. Prepayment speed estimates are determined from historical prepayment rates or obtained from third-party industry data. Return requirement assumptions are determined using data obtained from market participants, where available, or based on current relevant interest rates plus a risk-adjusted spread. We also consider other factors that can impact the value of the servicing rights, such as surety provider termination clauses and servicer terminations that could result if we failed to materially comply with the covenants or conditions of our servicing agreements and did not remedy the failure. Since many factors can affect the estimate of the fair value of servicing rights, we regularly evaluate the major assumptions and modeling techniques used in our estimate and review these assumptions against market comparables, if available. We monitor the actual performance of our servicing rights by regularly comparing actual cash flow, credit, and prepayment experience to modeled estimates.

Residential mortgage servicing rights, at fair value

The Company’s residential mortgage servicing rights consist of conforming conventional residential loans sold to Fannie Mae and Freddie Mac or loans securitized in Ginnie Mae securities. Similarly, the government loans serviced by the Company are securitized through Ginnie Mae, whereby the Company is insured against loss by the Federal Housing Administration or partially guaranteed against loss by the Department of Veterans Affairs.

As permitted by U.S. GAAP, the Company has elected to account for its acquired portfolio of mortgage servicing rights at fair value. For these assets, the Company uses a third-party vendor to assist management in estimating the fair value. The third-party vendor uses a discounted cash flow approach which consists of projecting servicing cash flows discounted at a rate that management believes market participants would use in their determinations of fair value. The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, escrow earnings and ancillary income. MSRs are classified as Level 3 in the fair value hierarchy.

Intangible assets

Intangible assets are accounted for under ASC 350, Intangibles-Goodwill and Other. As of December 31, 2016, the Company’s identifiable intangible assets include SBA license for our Lending operations as well as a trade name, customer relationships, a favorable lease, and other licenses, obtained as part of the ZAIS Financial merger transaction. As of December 31, 2015, the Company’s identifiable intangible assets include one U.S. SBA license for our Lending operations. The Company determined that its SBA license has an indefinite life, while the other intangibles acquired as part of the ZAIS Financial merger transaction are finite-lived. The Company amortizes intangible assets with identified estimated useful lives on a straight-line basis over their estimated useful lives. The Company initially records its intangible assets at cost and subsequently tests for impairment on a quarterly basis. Intangible assets are included within other assets on the consolidated balance sheets.

Deferred financing costs

Costs incurred in connection with our borrowings under credit facilities are accounted for under ASC 340, Other Assets and Deferred Costs. Deferred costs are capitalized and amortized using the effective interest method over the respective financing term with such amortization reflected on our consolidated statements of income as a component of interest expense. Our deferred financing costs may include legal, accounting and other related fees. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Unamortized deferred financing costs related to securitizations are presented on the consolidated balance sheets as a direct deduction from the associated debt liability, or securitized debt obligations.

Due from Servicers

The loan-servicing activities of the Company’s SBC Loan Acquisitions and SBC Conventional Originations reportable segments are performed primarily by third-party servicers. SBA loans originated by and held at ReadyCap Lending are internally serviced. Residential mortgage loans originated by and held at GMFS are internally serviced. As of December 31, 2016 and 2015, the Company’s servicers hold substantially all of the cash owned by the Company related to loan servicing activities. These amounts include principal and interest payments made by borrowers, net of advances and servicing fees. Cash is generally received within thirty days of recording the receivable. As of December 31, 2016 and 2015, the due from servicers balance in the amount of $54.7 million and $20.3 million, respectively, represent funds received by loan servicers from loan activities that have not yet been paid to the Company. As of December 31, 2016 and 2015, $27.7 million and $6.1 million of these balances are included within the assets of consolidated VIEs on the consolidated balance sheets.

The Company is subject to credit risk to the extent any servicer with whom the Company conducts business is unable to deliver cash balances or process loan-related transactions on the Company’s behalf. The Company monitors the financial condition of the servicers with whom the Company conducts business and believes the likelihood of loss under the aforementioned circumstances is remote.

Borrowings under credit facilities

The Company accounts for borrowings under credit facilities under ASC 470, Debt. The Company partially finances its loans, held-for-investment, and loans, held for sale, at fair value through credit agreements with various counterparties. These borrowings are collateralized by loans, held-for-investment, and loans, held for sale, at fair value and have maturity dates within two years from the consolidated balance sheet date. If the fair value (as determined by the applicable counterparty) of the collateral securing these borrowings decreases, we may be subject to margin calls during the period the borrowings are outstanding. In instances where we do not satisfy the margin calls within the required time frame, the counterparty may retain the collateral and pursue collection of any outstanding debt amount from us. Interest paid and accrued in connection with credit facilities is recorded as interest expense on the consolidated statements of income.

Promissory note payable

The Company accounts for promissory notes payable under ASC 470, Debt. Pursuant to the adoption of ASU 2015-03, the Company’s promissory note payable is presented net of debt issuance costs. The Company partially finances its loans, held-for-investment through promissory notes with various counterparties. These notes are collateralized by loans, held-for-investment and have maturity dates within five years from the consolidated balance sheet date. Interest paid and accrued in connection with promissory notes is recorded as interest expense on the consolidated statements of income.

Securitized debt obligations of consolidated VIEs

Since 2011, we have engaged in eight securitization transactions, which the Company accounts for under ASC 810. The Company is required to consolidate, as a VIE, the special purpose entity (“SPE”)/trust that was created to facilitate the transaction and to which the underlying loans in connection with the securitization were transferred. The consolidation of the SPE includes the issuance of senior securities to third parties, which are shown as securitized debt obligations of consolidated VIEs on the consolidated balance sheets.

Debt issuance costs related to securitizations are presented as a direct deduction from the carrying value of the related debt liability. These costs are amortized using the effective interest method. Amortization of debt issuance costs is amortized using the effective interest method and is included in interest expense from securitized debt obligations on the financial statements.

Borrowing under repurchase agreements

Borrowings under repurchase agreements are accounted for under ASC 860, Transfers and Servicing. Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Through December 31, 2016, none of our repurchase agreements have been accounted for as components of linked transactions. All securities financed through a repurchase agreement have remained on our consolidated balance sheets as an asset and cash received from the lender was recorded on our consolidated balance sheets as a liability. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense on the consolidated statements of income.

Guaranteed loan financing

Certain partial loan sales do not qualify for sale accounting under ASC 860, Transfers and Servicing because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the consolidated balance sheets and the portion sold is recorded as guaranteed loan financing in the liabilities section of the consolidated balance sheets. For these partial loan sales, the interest earned on the entire loan balance is recorded as interest income and the interest earned by the buyer in the partial loan sale is recorded within interest expense in the accompanying consolidated statements of income.

Contingent consideration

Contingent consideration represent future payments of cash or equity interests to the former owners of GMFS, which was acquired on October 31, 2016. The contingent consideration was initially recorded on the date of acquisition at fair value in the consolidated balance sheet and is subsequently remeasured each reporting period at fair value with the change in the fair value recorded in operating expenses in the Company’s consolidated statements of income.

Repair and denial reserve

The repair and denial reserve represents the potential liability to the SBA in the event that we are required to make whole the SBA for reimbursement of the guaranteed portion of SBA loans. We may be responsible for the guaranteed portion of SBA loans if there are lien and collateral issues, unauthorized use of proceeds, liquidation deficiencies, undocumented servicing actions or denial of SBA eligibility. This reserve is calculated using an estimated frequency of a repair and denial event upon default, as well as an estimate of the severity of the repair and denial as a percentage of the guaranteed balance.

Variable Interest Entities

VIEs are defined as entities in which equity investors (i) do not control the entity, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. For VIEs that do not have substantial ongoing activities, the power to direct the activities that most significantly impact the VIE’s economic performance may be determined by an entity’s involvement with the design of the VIE.

The Company is required to re-evaluate whether to consolidate a VIE each reporting period, based upon the facts and circumstances pertaining to the VIE during such period. The Company consolidates a VIE when it is determined to be the primary beneficiary of such VIE.

The Company uses special purpose entities to securitize financial assets. Securitization involves transferring assets to an SPE, or securitization trust, to convert all or a portion of those assets into cash before they would have been realized in the normal course of business, through the SPE’s issuance of debt instruments. Since 2011, we have engaged in eight securitization transactions. As discussed in Note 23, we have concluded that the Company was the primary beneficiary in each of these securitization trusts and the securitization trusts are VIEs that are consolidated.

Non-controlling Interests

Non-controlling interest presented on the consolidated balance sheets and the consolidated statements of income represent direct investment in the Operating Partnership by Sutherland OP Holdings I, Ltd. Sutherland OP Holdings II, Ltd., and third parties.

Fair Value Option

The guidance in FASB ASC Topic 825, Financial Instruments, provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately in our consolidated balance sheets from those instruments using another accounting method.

We have elected the fair value option for loans held-for-sale originated by ReadyCap as well as loans originated by ReadyCap that the Company intends to securitize. The fair value elections for loans, held at fair value originated by ReadyCap were made due to the short-term nature of these instruments.

We have elected the fair value option for certain residential mortgage servicing rights acquired and contingent consideration assumed as part of the merger transaction.

Earnings per Share

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends, such as our Operating Partnership units to arrive at total common dividends based on their respective weighted-average shares outstanding for the period. The Company’s basic and diluted earnings per share are the same, as there were no dilutive securities outstanding for any of the periods presented. The Company’s earnings per share has been updated retroactively as a result of the reverse merger.

Income Taxes

GAAP establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We assess the recoverability of deferred tax assets through evaluation of carryback availability, projected taxable income and other factors as applicable. Significant judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns as well as the recoverability of amounts we record, including deferred tax assets.

We provide for exposure in connection with uncertain tax positions, which requires significant judgment by management including determination, based on the weight of the tax law and available evidence, that it is more-likely-than-not that a tax result will be realized. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense on our consolidated statements of income. As of December 31, 2016, we accrued no taxes, interest or penalties related to uncertain tax positions. In addition, we do not anticipate a change in this position in the next 12 months.

Revenue Recognition

Revenue is accounted for under ASC 605, Revenue Recognition, which provides among other things that revenue be recognized when there is persuasive evidence an arrangement exists, delivery and services have been rendered, price is fixed and determinable and collectability is reasonably assured.

Interest Income

Interest income on non-credit impaired loans, held-for-investment, loans, held at fair value, loans, held for sale, at fair value, and MBS, at fair value is accrued based on the outstanding principal amount and contractual terms of the instrument. Discounts or premiums associated with the loans and investment securities are amortized or accreted into interest income as a yield adjustment on the effective interest method, based on contractual cash flows through the maturity date of the investment. On at least a quarterly basis, we review and, if appropriate, make adjustments to the accrual status of the asset.

If the asset has been delinquent for the previous 90 days, the asset status will turn to non-accrual, and recognition of interest income will be suspended until the asset resumes contractual payments for three consecutive months.

Realized Gains (Losses)

Upon the sale or disposition (not including the prepayment of outstanding principal balance) of loans or securities, the excess (or deficiency) of net proceeds over the net carrying value or cost basis of such loans or securities is recognized as a realized gain/loss. Outstanding interest balances for payments in full are reported in interest income on loans, held-for-investment.

Origination Income and Expense

Origination income represents fees received for origination of either loans, held at fair value, loans, held for sale, at fair value, or loans, held-for-investment. For loans held, at fair value, and loans, held for sale, at fair value, pursuant to ASC 825, the Company reports origination fee income as revenue and fees charged and costs incurred as expenses. These fees and costs are excluded from the fair value. For originated loans, held-for-investment, under ASC 310-10, the Company defers these origination fees and costs at origination and amortizes them under the effective interest method over the life of the loan. Origination fees and expenses for loans, held at fair value and loans, held for sale, at fair value, are presented in the consolidated statements of income in other income and operating expenses. The amortization of net origination fees and expenses for loans, held-for-investment are presented in the consolidated statements of income in interest income.

Note 4 – Recently Issued Accounting Pronouncements

In April 2014, the FASB issued guidance updating the criteria for reporting the disposal of a component of an entity as a discontinued operation. This guidance was effective for reporting periods beginning on or after December 15, 2014 with early adoption permitted only for disposals that have not been reported in financial statements previously issued or available for issuance. We have adopted the guidance beginning with the year beginning January 1, 2015.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard clarifies the required factors that an entity must consider when recognizing revenue and also requires additional disclosures. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20, is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is evaluating the impact this ASU will have on our consolidated financial statements. Although we have not completed our assessment, we do not anticipate that the adoption of ASU 2014-09 will have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We currently have no share-based payments, and accordingly, the adoption of ASU 2014-12 did not have a material impact on our consolidated financial statements for the periods reported.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The adoption of this standard did not have an impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-13, Consolidation (Topic 810) — Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (CFE) (“ASU 2014-13”). ASU No. 2014-13 provides an alternative to reflect changes in the fair value of the financial assets and the financial liabilities of the CFE by measuring either the fair value of the assets or liabilities, whichever is more observable. ASU No. 2014-13 provides additional disclosure requirements for those electing this approach, and is effective for interim and annual periods beginning after December 15, 2015. The Company has adopted ASU 2014-13 beginning with the year beginning January 1, 2016 and applied retrospectively for prior periods presented. The adoption of this standard did not have a material impact on our consolidated financial statements.

In February 2015 the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). The amendments affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1. Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; 2. Eliminate the presumption that a general partner should consolidate a limited partnership; 3. Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and 4. Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments using a modified retrospective approach, or retrospectively. The Company has adopted ASU 2015-02 beginning with the year beginning January 1, 2016 and applied retrospectively for prior periods presented. The adoption of this standard did not have an impact on our consolidated financial statements.

In April 2015 the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”),  which requires that debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability, rather than deferring the charges as an asset. This aligns the presentation of debt issuance costs and debt discounts in the balance sheet. ASU No. 2015-03 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and will be applied retrospectively to each prior period presented. Early adoption is permitted. The Company has adopted ASU 2015-03 and applied its provisions retrospectively. The adoption of this standard did not have a material impact on our consolidated financial statements.

In September 2015, FASB issued ASU no. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). The amendments in this update require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the account had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company has adopted ASU 2015-16 beginning with the year beginning January 1, 2016 and applied its provisions retrospectively. The adoption of this standard did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires the use of an “expected loss” credit model for estimating future credit losses of certain financial instruments instead of the “incurred loss” credit model that existing GAAP currently requires. The “expected loss” model requires the consideration of possible credit losses over the life of an instrument compared to only estimating credit losses upon the occurrence of a discrete loss event in accordance with the current “incurred loss” methodology. ASU 2016-13 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019. Early adoption is permitted for periods beginning after December 15, 2018. The Company is evaluating the impact ASU 2016-13 will have on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on the disclosure and classification of certain items within the statement of cash flows, including beneficial interests obtained in a securitization of financial assets, debt prepayment or extinguishment costs, and distributions received from equity-method investees. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and is required to be applied retrospectively to all periods presented beginning in the year of adoption. Early adoption is permitted. The Company is evaluating the impact ASU 2016-15 will have on the Company’s statement of cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other Than Inventory (“ASC 2016-16”), which requires that an entity recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time of the transfer instead of deferring the tax consequences until the asset has been sold to an outside party, as current GAAP requires. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted in any interim or annual period. The Company is evaluating the impact ASU 2016-16 will have on the Company's consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810) – Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”). ASU 2016-17 requires, when assessing which party is the primary beneficiary in a VIE, that the decision maker considers interests held by entities under common control on a proportionate basis instead of treating those interests as if they were that of the decision maker itself, as current GAAP requires. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2016. Early application is permitted in any interim or annual period. The Company is evaluating the impact ASU 2016-17 will have on the Company's consolidated financial statements.

      In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The ASU should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the potential effects of adoption of ASU 2016-18 on the Company’s consolidated financial statements.

      In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business (“ASU 2017-01”), which amends the definition of a business to exclude acquisitions of groups of assets where substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets.  This ASU results in most real estate acquisitions no longer being considered business combinations and instead being accounted for as asset acquisitions.  The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017 and is applied prospectively.  Early application is permitted. The Company is evaluating the impact ASU 2017-01 will have on the Company's consolidated financial statements.

      In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the De-recognition of Nonfinancial Assets (Topic 610-20) (“ASU 2017-05”). ASU 2017-05 requires that all entities account for the de-recognition of a business in accordance with ASC 810, including instances in which the business is considered in substance real estate.  The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017.  Early application is permitted. The Company is evaluating the impact ASU 2017-05 will have on the Company's consolidated financial statements.

Note 5 – Business Combinations

On October 31, 2016, Sutherland merged with and into a subsidiary of ZAIS Financial Corp. (“ZAIS”), with ZAIS legally surviving the merger and changing its name to Sutherland Asset Management Corporation (the “Combined Company”). Per the terms of the Agreement and Plan of Merger (“Merger Agreement”), dated as of April 6, 2016, as amended as of May 9, 2016 and August 4, 2016, (i) Sutherland merged with and into ZAIS Merger Sub, LLC, with ZAIS Merger Sub, LLC surviving the merger transaction and continuing as a wholly-owned subsidiary of ZAIS and (ii) Sutherland Partners, L.P. merged with and into ZAIS Financial Partners, L.P., with ZAIS Financial Partners, L.P. legally surviving the merger transaction, continuing as a wholly-owned subsidiary of ZAIS, and changing its name to Sutherland Partners, L.P. ZAIS was re-named Sutherland Asset Management Corporation as part of the merger transaction (as a whole, the “Merger Transaction” or “merger”).

Prior to and as a condition to the merger, ZAIS Financial disposed of its seasoned re-performing mortgage loan portfolio, such that upon the completion of the merger, ZAIS Financial’s assets largely consisted of its GMFS origination subsidiary, cash, conduit loans and residential mortgage backed securities (“RMBS”). Additionally, prior to the closing, ZAIS Financial completed a tender offer, purchasing 4,185,478 shares of common stock from existing ZAIS Financial stockholders at a purchase price of $15.37 per share. In connection with the merger, 25,870,420 shares of common stock were issued to our pre-merger common stockholders, and 2,288,663 units in the operating partnership subsidiary (“OP units”) were issued to our pre-merger OP unit holders. Our pre-merger stockholders held approximately 86% of our stockholders’ equity as a result of the merger, with continuing ZAIS Financial stockholders holding approximately 14% of our stockholders’ equity, on a fully diluted basis.

Under the terms of the Merger Agreement, in connection with the Merger Transaction, each outstanding share of the Company and each outstanding unit of Sutherland Partners, L.P. was converted into the right to receive 0.8356 (the “Exchange Ratio”) shares of common stock in ZAIS or units in ZAIS Financial Partners, L.P., respectively. The Exchange Ratio was determined by dividing the Company’s adjusted book value per share on July 31, 2016 (the “Determination Date”) by the ZAIS adjusted book on the Determination Date.

Additionally, the Merger Agreement provided for a cash tender offer to existing ZAIS shareholders for cash proceeds up to $64.3 million. The tender offer was completed at a price of $15.37 equal to 95% of ZAIS’s adjusted book value per share, as further adjusted by ZFC’s pro-rata share of (i) an $8.0 million payment to ZAIS REIT Management, LLC relating to the termination of ZFC’s existing advisory agreement, and (ii) approximately $4.0 million related to intangible assets. The tender offer resulted in the tender of 4,185,478 shares of ZAIS common stock.

The primary purpose of the merger was to increase the Combined Company’s scale, with a stockholders’ equity base in excess of $550 million, which is expected to enhance operational efficiencies, substantially increase the liquidity in the combined company common stock and meaningfully reduce operating costs. Sutherland management believes that stockholders of the combined company will benefit from lower base management fees and that the incentive distribution fee structure will further align stakeholder interests.

The following table summarizes the fair value of assets acquired and liabilities assumed from the merger:

(In Thousands)	October 31, 2016
Assets:
Cash and cash equivalents	$34,932
Short term investments	69,992
Restricted cash	4,522
Loans, held-for-investment, at cost	1,496
Loans, held for sale, at fair value	189,197
Mortgage backed securities, at fair value	97,936
Loans eligible for repurchase from GNMA	79,530
Residential mortgage servicing rights, at fair value	51,302
Derivative assets, at fair value	2,699
Other assets	7,741
Identifiable Intangibles	2,703
Total assets	542,050
Liabilities:
Borrowings under credit facilities	142,463
Borrowings under repurchase agreements	153,105
Exchangeable senior notes	57,500
Contingent consideration	14,422
Accounts payable and other liabilities	16,667
Liability for loans eligible for repurchase from GNMA	79,530
Total liabilities	463,687
Fair Value of Net Assets Acquired	$78,363

The Company determined that the most identifiable value for consideration transferred was the share price of ZAIS common shares as of the market close of October 31, 2016. To determine the total consideration transferred, the Company multiplied the total remaining ZAIS common shares and ZAIS Partners, L.P. OP units, after the completion of the tender offer, times the closing price. The aggregate consideration transferred, net assets acquired, and related bargain purchase gain was as follows (in thousands, except share and per share amounts):

ZAIS closing share price on October 31, 2016	$13.40
ZAIS Common shares and OP units acquired	4,712,322
Fair value of consideration transferred	$63,145
Fair Value of Net Asset Acquired	$78,363
Bargain purchase gain	$15,218

Based on the calculation, the Company has determined the transaction resulted in a bargain purchase gain. The Company’s Valuation Committee reviewed the results of the identified net assets acquired, liabilities assumed, and the calculation and conclusion of consideration transferred and determined that it was appropriate to recognize a bargain purchase gain of $15.2 million. This bargain purchase gain is reflected separately within the consolidated statements of income under gain on bargain purchase.

Acquisition-related costs directly attributable to the Sutherland Merger, including legal, accounting, valuation, and other professional or consulting fees, among other general and administrative expenses, totaling $4.2 million for the twelve months ended December 31, 2016 were expensed as incurred and are reflected within professional fees and operating expenses within the consolidated statements of income.

The following table summarizes income and earnings from the net assets acquired as part of the reverse merger with ZFC. These net assets include those of GMFS and are for two months of activity following the reverse merger. This activity is included in the Consolidated Statements of Income:

For the year ended
(In Thousands)	December 31, 2016
Interest income	$1,054
Interest expense	(681)
Other income (expense)	(4,482)
Realized gain (loss)	6,036
Unrealized gain (loss)	4,902
Net income	$6,829

The following pro-forma income and earnings (unaudited) of the Combined Company are presented as if the merger had occurred on January 1, 2015:

	For the year ended December 31,
(In Thousands)	2016	2015
Selected Financial Data
Interest income	$145,767	$161,174
Interest expense	$(66,372)	$(57,551)
Provision for loan losses	$(7,713)	$(19,643)
Other income (expense)	$(37,641)	$(27,760)
Realized gain (loss)	$14,030	$46
Unrealized gain (loss)	$5,772	$(3,817)
Net income from continuing operations before income taxes	$53,843	$52,449

Non-recurring pro forma transaction costs directly attributable to the merger were $4.6 million for the year ended December 31, 2016 and have been deducted from the other income (expense) amount above. The Company excluded the bargain purchase gain of $15.2 million from the other income (expense) amount above.

Note 6 – Fair Value Measurements

The Company adopted the provisions of ASC 820 Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 established a fair value hierarchy that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment, the characteristics specific to the investment, and the state of the marketplace (including the existence and transparency of transactions between market participants). Investments with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in an orderly market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Investments measured and reported at fair value are classified and disclosed into one of the following categories based on the inputs as follows:

Level 1 — Quoted prices (unadjusted) in active markets for identical assets and liabilities that the Company has the ability to access.

Level 2 — Pricing inputs are other than quoted prices in active markets, including, but not limited to, quoted prices for similar assets and liabilities in markets that are active, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the assets or liabilities (such as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates) or other market corroborated inputs.

Level 3 — Significant unobservable inputs are based on the best information available in the circumstances, to the extent observable inputs are not available, including the Company’s own assumptions used in determining the fair value of investments. Fair value for these investments are determined using valuation methodologies that consider a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The Company has elected the fair value option for $263.4 million and $155.1 million of mortgage loans as of December 31, 2016 and 2015, respectively. We have also elected the fair value option for $61.4 million of residential mortgage servicing rights acquired as well as $14.5 million of contingent consideration assumed as part of the ZAIS Financial merger as of December 31, 2016.

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2016:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash held in money market funds	$632	$—	$—	$632
Short term investments	319,984	—	—	319,984
Loans, held for sale, at fair value	—	164,485	17,312	181,797
Loans, held at fair value	—	—	81,592	81,592
Mortgage backed securities, at fair value	—	—	32,391	32,391
Derivative instruments, at fair value	—	3,095	2,690	5,785
Residential mortgage servicing rights, at fair value	—	—	61,376	61,376
Total assets	$320,616	$167,580	$195,361	$683,557

Liabilities:
Derivative instruments, at fair value	$—	$643	$—	$643
Contingent consideration	—	—	14,487	14,487
Total liabilities	$—	$643	$14,487	$15,130

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2015:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash held in money market funds	$631	$—	$—	$631
Short term investments	249,989	—	—	249,989
Loans, held at fair value	—	—	155,134	155,134
Mortgage backed securities, at fair value	—	—	213,504	213,504
Derivative instruments, at fair value	—	723	—	723
Total assets	$250,620	$723	$368,638	$619,981

Liabilities:
Derivative instruments, at fair value	$—	$1,499	$—	$1,499
Total liabilities	$—	$1,499	$—	$1,499

The following table presents a summary of changes in the fair value of loans, held at fair value classified as Level 3:

	Year Ended December 31,
(In Thousands)	2016	2015
Beginning Balance	$155,134	$170,014
Realized gains, net	6	1,990
Unrealized gains, net	4,131	9,327
Originations	147,823	346,442
Sales	(4,776)	(135,902)
Principal payments	(34,895)	(10,926)
Transfer to loans, held for sale, at fair value	(11,499)	—
Transfer to loans, held-for-investment	(174,332)	(225,811)
Ending Balance	$81,592	$155,134

For loans, held at fair value, held as of December 31, 2016 and 2015, the total change in unrealized gain excluding liquidations for the period is $1.3 million and $3.0 million, respectively. For the years ended, December 31, 2016 and 2015, the gross unrealized gains of loans, held at fair value is $4.1 million and $9.3 million, respectively.

The following table presents a summary of changes in the fair value of loans, held for sale, at fair value classified as Level 3:

	Year Ended December 31,
(In Thousands)	2016	2015
Beginning Balance	$—	$—
Realized gains, net	5,260	—
Originations	257,993	—
Creation of mortgage servicing rights included in realized gains, net	(2,009)	—
Sales	(255,431)	—
Transfer from loans, held at fair value	11,499	—
Ending Balance	$17,312	$—

For loans, held at fair value and loans held for sale, at fair value, held as of December 31, 2016, the total change in unrealized gain excluding liquidations for the period is $3.2 million. For the year ended December 31, 2016, the gross unrealized losses of loans held for sale, held at fair value is $3.2 million. There were no loans held for sale, at fair value as of December 31, 2015.

The following table presents a summary of changes in the fair value of MBS, at fair value classified as Level 3:

	Year Ended December 31,
(In Thousands)	2016	2015
Beginning Balance	$213,504	$158,422
Accreted discount (amortized premium), net	201	(78)
Realized losses, net	(3,068)	(314)
Unrealized gains, net	3,680	(4,536)
Purchases	17,388	77,918
Acquired in connection with reverse merger	97,936	—
Sales / Principal Payments	(297,250)	(17,908)
Ending Balance	$32,391	$213,504

For MBS at fair value, held as of December 31, 2016, there was no total change in unrealized gain excluding liquidations for the period. As of December 31, 2015, the total change in unrealized loss excluding liquidations for the period is $4.5 million. For the years ended, December 31, 2016 and 2015, the gross unrealized gains/(losses) of MBS at fair value is $3.6 million and ($4.5 million), respectively.

The following table presents a summary of changes in the fair value of residential mortgage servicing rights, at fair value classified as Level 3:

(In Thousands)	Year Ended December 31, 2016
Beginning Balance	$—
Acquired in connection with reverse merger	51,302
Mortgage servicing rights resulting from mortgage loan sales	3,157
Unrealized gains	6,917
Ending Balance	$61,376

For residential mortgage servicing rights, at fair value held at December 31, 2016, the total change in unrealized gain for the period is $6.9 million.

The following table presents a summary of changes in the fair value of derivatives instruments, at fair value classified as Level 3, or interest rate lock commitments:

Year Ended December 31, 2016
(In Thousands)	Interest Rate Lock Commitments
Beginning Balance	$—
Acquired in connection with reverse merger	3,498
Unrealized losses	(808)
Ending Balance	$2,690

The amount of total losses for the year included in earnings attributable to the change in unrealized gains or losses relating to derivative assets or liabilities still held at December 31, 2016 is ($0.8 million).

The following table presents a summary of changes in the fair value of contingent consideration classified as Level 3:

Year Ended December 31,
(In Thousands)	2016
Beginning Balance	$—
Acquired in connection with reverse merger	14,422
Amortization	65
Ending Balance	$14,487

The Company’s policy is to recognize transfers in and transfers out as of the beginning of the period of the event or the change in circumstances that caused the transfer. Transfers between Level 2 and Level 3 generally relate to whether there were changes in the significant relevant observable and unobservable inputs that are available for the fair value measurements of such financial instruments. There were no transfers to or from Level 3 for the consolidated balance sheet periods presented except for the transfers identified above.

Valuation Process for Fair Value Measurements

The Company establishes valuation processes and procedures designed so that fair value measurements are appropriate and reliable, that they are based on observable inputs where possible, and that valuation approaches are consistently applied and the assumptions and inputs are reasonable. The Company has also established processes to provide that the valuation methodologies, techniques and approaches for investments that are categorized within Level 3 of the fair value hierarchy are fair, consistent and verifiable. The Company’s processes provide a framework that ensures the oversight of the Company’s fair value methodologies, techniques, validation procedures, and results.

The Company designates a valuation committee (the “Committee”) to oversee the entire valuation process of the Company’s Level 3 investments. The Committee is comprised of various personnel who are responsible for developing the Company’s written valuation policies, processes and procedures, conducting periodic reviews of the valuation policies, and performing validation procedures on the overall fairness and consistent application of the valuation policies and processes and that the assumptions and inputs used in valuation are reasonable.

The validation procedures overseen by the Committee are also intended to provide that the values received from external third-party pricing sources are consistent with the Company’s Valuation Policy and are carried at fair value. To the extent that there are no exchange pricing, vendor marks or broker quotes readily available, the Company may use an internal valuation model or other valuation methodology that may be based on unobservable market inputs to fair value the investment.

The values provided by a third-party pricing service are calculated based on key inputs provided by the Company including collateral values, unpaid principal balances, cash flow velocity, contractual status and anticipated disposition timelines. In addition, the Company performs an internal valuation used to assess and review the reasonableness and validity of the fair values provided by a third party. The Company also performs analytical procedures, which include automated checks consisting of prior-period variance analysis, comparisons of actual prices to internally calculate expected prices based on observable market changes, analysis of changes in pricing ranges, and relative value and yield comparisons using the Company’s proprietary valuation models.

Upon completion of the review process described above, the Company may provide additional quantitative and qualitative data to the third-party pricing service to consider in valuing certain financial assets and liabilities, as applicable. Such data may include deal specific information not included in the data tape provided to the third party, outliers when compared to the unpaid principal balance and collateral value and knowledge of any impending liquidation of an investment. If deemed necessary by the third party and management, the investments are re-valued by the third party to account for the updated information.

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level 3 of the fair value hierarchy as of December 31, 2016 using third party information without adjustment:

		Predominant			Weighted
		Valuation			Average Price
(In Thousands, except price)	Fair Value	Technique	Type	Price Range	(a)
Loans, held at fair value	$81,592	Single External Source	Discounted Cash Flow	$98.47 – 105.00	$103.16
Loans, held for sale, at fair value	17,312	Single External Source	Discounted Cash Flow	100.04– 102.97	100.87
Mortgage backed securities, at fair value	29,883	Broker Quotes	Third Party Mark	73.00 – 101.00	73.61
Mortgage backed securities, at fair value	2,508	Transaction Price	Transaction Price	99.00 – 99.00	99.00
Residential mortgage servicing rights, at fair value	61,376	Single external source	Discounted cash flow	N/A	N/A
Contingent consideration	14,487	Single external source	Option pricing model	N/A	N/A

(a)	Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level 3 of the fair value hierarchy as of December 31, 2015 using third-party information without adjustment:

		Predominant			Weighted
		Valuation			Average Price
(In Thousands, except price)	Fair Value	Technique	Type	Price Range	(a)
Loans, held at fair value	$155,134	Single External Source	Discounted Cash Flow	$98.09 – 105.00	$103.21
Mortgage backed securities, at fair value	210,892	Broker Quotes	Third Party Mark	22.55 – 102.50	100.61
Mortgage backed securities, at fair value	2,612	Transaction Price	Transaction Price	100.00 – 100.00	100.00

(a)	Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class

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

Financial instruments not carried at fair value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the consolidated balance sheets and are classified as Level 3:

	December 31, 2016		December 31, 2015
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Loans, held-for-investment	$1,585,088	$1,639,982	$1,560,938	$1,651,846
Servicing rights	22,478	23,470	27,250	27,260
Other assets	73,726	73,726	24,862	24,862
Total assets	$1,681,292	$1,737,178	$1,613,050	$1,703,968
Liabilities:
Borrowings under credit facilities	$326,610	$326,610	$175,306	$175,306
Promissory note payable	7,378	7,378	—	—
Securitized debt obligations of consolidated VIEs	492,942	483,381	461,522	455,616
Guaranteed loan financing	390,555	409,751	499,187	524,368
Liabilities under participation agreements	1,735	2,065	3,700	4,285
Borrowings under repurchase agreements	600,852	600,852	644,137	644,137
Accounts payable and other accrued liabilities	3,762	3,762	2,305	2,305
Total liabilities	$1,823,834	$1,833,799	$1,786,157	$1,806,017

(a)

Other assets not carried at fair value and are classified as Level 3 include Due from servicers, Accrued interest, Deferred financing costs and Receivable from third parties, which are included in Note 21.

(b)	Accounts payable and other accrued liabilities not carried at fair value and are classified as Level 3 include Payable to related parties which are included in Note 21.

The following table summarizes the valuation techniques used for the Company’s financial instruments that are categorized within Level 3 of the fair value hierarchy, but not held at fair value as of December 31, 2016:

		Predominant			Weighted
		Valuation			Average
(In Thousands)	Fair Value	Technique	Type	Price Range (a)	Price (b)
Assets
Loans, held-for-investment	$1,639,982	Single external source	Discounted cash flow	$40.72 – 137.12	$95.99
SBA 7A loan servicing rights	23,470	Single external source	Discounted cash flow	N/A	N/A
Liabilities
Borrowings under credit facilities	326,610	Transaction price	N/A	N/A	N/A
Securitized debt obligations, of consolidated VIEs	483,381	Broker quote	Average broker quote	68.92 – 103.21	95.85
Guaranteed loan financing	409,751	Single external source	Discounted cash flow	96.49 – 110.88	103.24
Liabilities under participation agreements	2,065	Single external source	Discounted cash flow	27.02 – 140.54	60.87
Borrowings under repurchase agreements	600,852	Transaction price	N/A	N/A	N/A

(a)	Price ranges shown are two standard deviations from the mean value, or represents about 95% of the price data points, therefore excludes outliers
(b)	Prices are weighted based on the fair value of the investments and liabilities included in the range for each class

The following table summarizes the valuation techniques used for the Company’s financial instruments that are categorized within Level 3 of the fair value hierarchy, but not held at fair value as of December 31, 2015:

		Predominant			Weighted
		Valuation			Average
(In Thousands)	Fair Value	Technique	Type	Price Range (a)	Price (b)
Assets
Loans, held-for-investment	$1,651,846	Single external source	Discounted cash flow	$33.18 – 139.30	$97.88
SBA 7A loan servicing rights	27,260	Single external source	Discounted cash flow	N/A	N/A
Liabilities
Borrowings under credit facilities	175,306	Transaction price	N/A	N/A	N/A
Securitized debt obligations, of consolidated VIEs	455,616	Broker quote	Average broker quote	81.04 – 102.00	98.05
Guaranteed loan financing	524,368	Single external source	Discounted cash flow	96.20 – 111.31	103.35
Liabilities under participation agreements	4,285	Single external source	Discounted cash flow	20.10 – 136.30	80.33
Borrowings under repurchase agreements	644,137	Transaction price	N/A	N/A	N/A

(a)	Price ranges shown are two standard deviations from the mean value, or represents about 95% of the price data points, therefore excludes outliers
(b)	Prices are weighted based on the fair value of the investments and liabilities included in the range for each class

The table above does not include real estate acquired in settlement of loans for which the Company has recorded a valuation allowance of $6.9 million and $2.6 million at December 31, 2016 and 2015, respectively. These assets have been marked to third-party broker price opinions less an estimate of costs to sell.

Note 7 – Loans

The Company acquires loans and SBA loans from third parties as well as originates loans through ReadyCap. In 2016, the Company originated $936.7 million in unpaid principal balance and acquired $286.3 million in unpaid principal balance. In 2015, the Company originated $452.3 million in unpaid principal balance and acquired $181.0 million in unpaid principal balance.

The following table summarizes the classification and unpaid principal balance of loans at the Company’s reporting segments including loans of consolidated VIEs.

		SBC	SBA Originations,	Residential
	Loan	Conventional	Acquisitions,	Mortgage
December 31, 2016 (In Thousands)	Acquisitions	Originations	and Servicing	Banking	Total
Loans
Held-for-investment	$1,034,575	$56,292	$615,263	$2,413	$1,708,543
Held for sale, at fair value	36,733	17,162	—	125,012	178,907
Held at fair value	14,164	64,925	—	—	79,089
Total loans	$1,085,472	$138,379	$615,263	$127,425	$1,966,539

		SBC	SBA Originations,	Residential
	Loan	Conventional	Acquisitions,	Mortgage
December 31, 2015 (In Thousands)	Acquisitions	Originations	and Servicing	Banking	Total
Loans
Held-for-investment	$905,916	$37,025	$787,616	$—	$1,730,557
Held at fair value	31,944	118,430	—	—	150,374
Total loans	$937,860	$155,455	$787,616	$—	$1,880,931

The following tables summarize the classification and carrying value of loans at the Company’s reporting segments including loans of consolidated VIEs.

		SBC	SBA Originations,	Residential
	Loan	Conventional	Acquisitions,	Mortgage
December 31, 2016 (In Thousands)	Acquisitions	Originations	and Servicing	Banking	Total
Loans
Held-for-investment	$983,558	$56,367	$542,925	$2,238	$1,585,088
Held for sale, at fair value	36,713	17,311	—	127,773	181,797
Held at fair value	14,407	67,185	—	—	81,592
Total loans	$1,034,678	$140,863	$542,925	$130,011	$1,848,477

		SBC	SBA Originations,	Residential
	Loan	Conventional	Acquisitions,	Mortgage
December 31, 2015 (In Thousands)	Acquisitions	Originations	and Servicing	Banking	Total
Loans
Held-for-investment	$836,244	$37,979	$686,715	$—	$1,560,938
Held at fair value	32,655	122,479	—	—	155,134
Total loans	$868,899	$160,458	$686,715	$—	$1,716,072

Loan characteristics

The following table displays the geographic concentration of the Company’s loans, held-for-investment secured by real estate recorded on our consolidated balance sheets.

Geographic Concentration (Unpaid Principal Balance)	December 31, 2016	December 31, 2015
Texas	14.0%	13.6%
California	12.8%	10.8%
Florida	9.6%	9.9%
New York	6.9%	8.0%
Georgia	5.6%	5.1%
Arizona	5.4%	6.1%
North Carolina	3.8%	4.4%
Virginia	3.0%	3.6%
New Jersey	2.9%	2.5%
Pennsylvania	2.7%	2.4%
Other	33.3%	33.6%
Total	100.0%	100.0%

The following table displays the geographic concentration of the Company’s loans, held at fair value secured by real estate recorded on our consolidated balance sheets.

Geographic Concentration (Unpaid Principal Balance)	December 31, 2016	December 31, 2015
California	30.2%	17.3%
Florida	16.3%	19.9%
Ohio	10.1%	1.7%
Illinois	9.8%	1.9%
Georgia	9.5%	4.3%
Texas	8.5%	16.4%
New York	7.1%	7.8%
Pennsylvania	6.9%	3.0%
Michigan	1.6%	1.5%
Other	—%	26.2%
Total	100.0%	100.0%

The following table displays the geographic concentration of the Company’s loans, held for sale, at fair value secured by real estate recorded on our consolidated balance sheets.

Geographic Concentration (Unpaid Principal Balance)	December 31, 2016	December 31, 2015
Louisiana	50.2%	—%
California	9.6%	—
Texas	8.2%	—
Alabama	6.0%	—
Florida	2.8%	—
Kentucky	2.7%	—
Colorado	2.7%	—
Georgia	2.5%	—
North Carolina	2.3%	—
Arkansas	2.3%	—
Other	10.7%	—
Total	100.0%	—%

The following table displays the collateral type concentration of the Company’s loans, held-for-investment on our consolidated balance sheets.

Collateral Concentration (Unpaid Principal Balance)	December 31, 2016	December 31, 2015
SBA	36.0%	45.5%
Retail	14.9%	10.5%
Office	13.5%	9.1%
Multi-family	13.3%	12.8%
Industrial	6.8%	5.4%
Mixed Use	5.2%	3.7%
Lodging	3.7%	6.3%
Other	6.6%	6.7%
Total	100.0%	100.0%

The following table displays the collateral type concentration of the Company’s SBA loans within loans, held-for-investment, on our consolidated balance sheets.

Collateral Concentration (Unpaid Principal Balance)	December 31, 2016	December 31, 2015
Child Day Care Services	14.3%	15.1%
Hotels Motels & Tourist Courts	11.4%	10.4%
Office of Dentists	10.3%	10.6%
Vets	6.7%	6.3%
Eating Places	6.3%	6.7%
Offices Of Physicians	5.5%	5.0%
Grocery Stores	4.3%	4.2%
Auto	3.2%	2.9%
Accounting Auditing & Bookkeeping	2.4%	2.5%
Gasoline Service Stations	1.8%	1.8%
Other	33.8%	34.5%
Total	100.0%	100.0%

The following table displays the collateral type concentration of the Company’s loans, held at fair value on our consolidated balance sheets.

Collateral Concentration (Unpaid Principal Balance)	December 31, 2016	December 31, 2015
Office	45.9%	40.9%
Multi-family	23.5%	29.1%
Retail	13.2%	16.1%
Industrial	11.0%	7.4%
Mixed use	6.4%	6.5%
Total	100.0%	100.0%

The following table displays the collateral type concentration of the Company’s loans, held for sale, at fair value on our consolidated balance sheets.

l
Collateral Concentration (Unpaid Principal Balance)	December 31, 2016	December 31, 2015
Single-family	69.9%	—%
Lodging	20.5%	—
Multi-family	9.6%	—
Total	100.0%	—%

The following table displays delinquency information on loans, held-for-investment as of December 31, 2016:

	Number				30-89 Days	90+ Days
	of			Carrying	Delinquent	Delinquent
Loan Balance	Loans	Interest Rate	Maturity Date	Value (a)	(a)	(a)
Fixed-rate:
0 – 500k	401	0.00 – 24.00%	10/15/08 – 09/01/46	$56,602	$2,383	$8,676
500k – 1mm	88	4.00 – 9.90	03/20/10 – 02/01/38	62,246	499	2,199
1mm – 1.5mm	50	4.50 – 11.00	02/01/17 – 02/05/33	61,167	—	1,854
1.5mm – 2mm	48	4.56 – 7.52	08/01/15 – 10/01/26	85,555	—	972
2mm – 2.5mm	32	4.91 – 7.52	02/01/17 – 04/01/38	72,760	2,282	—
> 2.5mm	73	4.50 – 11.00	03/01/17 – 06/01/38	340,844	6,597	—
Total fixed-rate	692			$679,174	$11,761	$13,701
Adjustable rate:
0 – 500k	2,369	0.00 – 9.75%	04/27/04 – 09/21/42	$245,631	$12,525	$8,725
500k – 1mm	345	2.66 – 8.63	10/28/14 – 03/29/42	218,479	5,079	4,792
1mm – 1.5mm	136	3.50 – 8.21	04/08/19 – 10/10/41	151,415	2,166	6,971
1.5mm – 2mm	48	2.62 – 6.25	04/12/17 – 03/01/38	70,676	1,037	2,278
2mm – 2.5mm	8	3.85 – 6.35	10/19/26 – 08/17/38	16,412	—	—
> 2.5mm	42	2.14 – 8.32	10/20/09 – 11/18/38	205,312	—	8,096
Total adjustable rate	2,948			$907,925	$20,807	$30,862
Total	3,640			$1,587,099	$32,568	$44,563
Less: General allowance for loan losses				2,011
Total				$1,585,088

(a)	In thousands net of specific allowance for loan losses

The following table displays delinquency information on loans, held at fair value as of December 31, 2016:

	Number				30-89 Days	90+ Days
	of			Carrying	Delinquent	Delinquent
Loan Balance	Loans	Interest Rate	Maturity Date	Value (a)	(a)	(a)
Fixed-rate
0 – 500k	1	6.60 – 6.60%	06/01/18 – 06/01/18	$200	$—	$—
500k – 1mm	3	5.70 - 7.02	02/01/18 - 01/01/27	2,855	—	—
1mm – 1.5mm	7	5.71 - 7.54	05/01/18 - 12/01/26	9,307	—	—
1.5mm – 2mm	3	6.22 - 8.33	01/01/17 - 06/01/19	5,859	—	—
2mm – 2.5mm	1	6.23 – 6.23	05/01/24 – 05/01/24	2,367	—	—
> 2.5mm	12	5.57 - 7.75	01/01/18 - 07/01/19	61,004	—	—
Total	27			$81,592	$—	$—

(a)	In thousands

The following table displays delinquency information on loans, held for sale, at fair value as of December 31, 2016:

	Number				30-89 Days	90+ Days
	of			Carrying	Delinquent	Delinquent
Loan Balance	Loans	Interest Rate	Maturity Date	Value (a)	(a)	(a)
Fixed-rate
0 – 500k	657	2.63 – 5.50%	01/01/27 – 01/01/47	$128,696	$13,411	$1,064
500k – 1mm	46	3.50 – 6.75	02/01/31 – 11/01/46	32,178	611	—
1mm – 1.5mm	7	3.56 – 5.13	01/01/24 – 04/01/46	8,261	—	—
1.5mm – 2mm	1	3.62 – 3.62	01/01/37 – 01/01/37	1,699	—	—
2mm – 2.5mm	1	4.14 – 4.14	01/01/27 – 01/01/27	2,102	—	—
> 2.5mm	2	3.68 – 4.58	01/01/27 – 01/01/37	8,861	—	—
Total	714			$181,797	$14,022	$1,064

(a)	In thousands

The following table displays delinquency information on loans, held-for-investment as of December 31, 2015:

	Number				30-89 Days	90+ Days
	of			Carrying	Delinquent	Delinquent
Loan Balance	Loans	Interest Rate	Maturity Date	Value (a)	(a)	(a)
Fixed-rate:
0 – 500k	399	0.00 – 24.00%	10/15/08 – 02/01/39	$52,558	$3,294	$8,576
500k – 1mm	83	3.99 – 9.90	03/10/10 – 05/01/38	57,047	26	3,876
1mm – 1.5mm	33	3.99 – 9.78	11/01/16 – 04/28/35	40,916	—	—
1.5mm – 2mm	38	3.99 – 10.25	08/01/15 – 11/01/37	67,056	—	3,117
2mm – 2.5mm	26	4.91 – 7.50	06/01/17 – 09/01/25	59,047	—	—
> 2.5mm	66	3.38 – 12.01	02/01/16 – 09/01/25	322,057	—	—
Total fixed-rate	645			$598,681	$3,320	$15,569
Adjustable rate:
0 – 500k	2,846	0.00 – 9.75%	04/27/04 – 06/01/43	$285,810	$12,864	$12,880
500k – 1mm	405	2.66 – 8.75	10/28/14 – 12/30/40	255,404	7,361	4,805
1mm – 1.5mm	169	3.21 – 8.25	04/13/16 – 09/01/38	183,883	2,297	2,741
1.5mm – 2mm	81	2.62 – 6.00	01/02/11 – 03/01/38	119,626	—	2,599
2mm – 2.5mm	13	3.33 – 6.75	10/01/26 – 08/17/38	26,700	—	—
> 2.5mm	24	1.59 – 7.00	10/20/09 – 11/18/38	90,834	2,878	1,359
Total adjustable rate	3,538			$962,257	$25,400	$24,384
Total	4,183			$1,560,938	$28,720	$39,953

(a)	In thousands net of specific allowance for loan losses

The following table displays delinquency information on loans, held at fair value, as of December 31, 2015:

	Number				30-89 Days	90+ Days
	of			Carrying	Delinquent	Delinquent
Loan Balance	Loans	Interest Rate	Maturity Date	Value (a)	(a)	(a)
Fixed-rate
0 – 500k	1	6.60 – 6.60%	06/01/18 – 06/01/18	$43	$—	$—
500k – 1mm	4	5.28 – 6.25	06/01/18 – 01/01/26	3,431	—	—
1mm – 1.5mm	5	0.58 – 5.91	05/01/20 – 12/01/25	6,180	—	—
1.5mm – 2mm	9	4.73 – 8.33	01/01/17 – 01/01/26	16,610	—	—
2mm – 2.5mm	4	5.54 – 6.50	11/01/20 – 01/01/26	9,713	—	—
> 2.5mm	26	4.33 – 7.75	02/01/16 – 01/01/26	115,159	—	—
Total fixed-rate	49			$151,136	$—	$—
1.5mm – 2mm	1	3.44 – 3.44%	01/01/36 – 01/01/36	$1,777	$—	$—
2mm – 2.5mm	1	3.44 – 3.44	01/01/36 – 01/01/36	2,221	—	—
Total adjustable rate	2			$3,998	$—	$—
Total	51			$155,134	$—	$—

(a)	In thousands

There were no loans, held for sale, at fair value as of December 31, 2015.

The Company monitors the credit quality of loans, held-for-investment on an ongoing basis. The Company considers the loan-to-value ratio of our loans to be a general indicator of credit performance. The Company monitors the loan-to-value ratio and associated risks on a monthly basis. The following table presents quantitative information on the credit quality of loans, held-for-investment as of the consolidated balance sheet dates:

Loan-to-Value (In Thousands) (a)	December 31, 2016	December 31, 2015
0.0 – 20.0%	$58,931	$48,577
20.1 – 40.0%	206,803	163,488
40.1 – 60.0%	532,294	425,482
60.1 – 80.0%	487,006	516,618
80.1 – 100.0%	163,500	206,794
Greater than 100.0%	138,565	199,979
Total	$1,587,099	$1,560,938
Less: General allowance for loan losses	2,011	—
Total	$1,585,088	$1,560,938

(a)	Loan-to-value is calculated as carry amount as a percentage of current collateral value

The following table presents quantitative information on the credit quality of loans, held at fair value as of the consolidated balance sheet dates:

Loan-to-Value (In Thousands) (a)	December 31, 2016	December 31, 2015
0.0 – 20.0%	$—	$1,078
20.1 – 40.0%	11,303	13,406
40.1 – 60.0%	7,203	31,057
60.1 – 80.0%	47,180	93,052
80.1 – 100.0%	15,906	6,186
Greater that 100.0%	—	10,355
Total	$81,592	$155,134

(a)	Loan-to-value is calculated as carry amount as a percentage of current collateral value

The following table presents quantitative information on the credit quality of loans, held for sale, at fair value as of the consolidated balance sheet dates:

Loan-to-Value (In Thousands) (a)	December 31, 2016	December 31, 2015
0.0 – 20.0%	$1,630	$—
20.1 – 40.0%	3,337	—
40.1 – 60.0%	14,016	—
60.1 – 80.0%	45,749	—
80.1 – 100.0%	71,350	—
Greater that 100.0%	45,715	—
Total	$181,797	$—

(a)	Loan-to-value is calculated as carry amount as a percentage of current collateral value

As of December 31, 2016 and 2015, the Company’s total carrying amount of loans in the foreclosure process was $2.3 million and $4.2 million, respectively.

Loans, held-for-investment inclusive of consolidated VIEs

Loans, held-for-investment are accounted for under ASC 310-30 or ASC 310-10 depending on whether there is evidence of credit deterioration at the time of acquisition. The outstanding carry amount of the acquired loans broken down by ASC 310-30 and ASC 310-10 is as follows:

(In Thousands)	December 31, 2016	December 31, 2015
Loans, held-for-investment
Non-credit impaired loans	$1,475,007	$1,401,476
Credit impaired loans	110,081	159,462
Total loans, held-for-investment	$1,585,088	$1,560,938

The following table details the carrying value for loans, held-for-investment at the consolidated balance sheet dates.

	December 31, 2016		December 31, 2015
	Non-credit Impaired		Non-credit Impaired
(In Thousands)	Loans	Credit Impaired Loans	Loans	Credit Impaired Loans
Unpaid principal balance	$1,536,245	$172,298	$1,487,486	$243,071
Non-accretable discount	—	(24,784)	—	(28,580)
Accretable discount	(55,563)	(26,978)	(81,886)	(42,031)
Recorded investment	1,480,682	120,536	1,405,600	172,460
Allowance for loan losses	(5,675)	(10,455)	(4,124)	(12,998)
Carrying value	$1,475,007	$110,081	$1,401,476	$159,462

In 2016, the Company acquired credit impaired loans with contractually required principal and interest payments receivable of $2.3 million; expected cash flows of $1.8 million; and a fair value (initial carrying amount) of $1.1 million.  In 2015, the Company acquired credit impaired loans with contractually required principal and interest payments receivable of $28.7 million; expected cash flows of $24.7 million; and a fair value (initial carrying amount) of $17.5 million.

The following table details the activity of the accretable yield of loans, held-for investment.

	For the Year Ended December 31, 2016		For the Year Ended December 31, 2015
	Non-credit Impaired		Non-credit Impaired	Credit Impaired
(In Thousands)	Loans	Credit Impaired Loans	Loans	Loans
Beginning accretable yield	$(81,886)	$(42,031)	$(111,977)	$(59,535)
Purchases	4,380	(676)	(4,681)	(4,115)
Sales	850	7,655	2,581	8,664
Accretion	20,174	6,635	16,224	17,511
Other	544	(4,459)	1,563	(12,832)
Transfers	375	5,898	14,404	8,276
Ending accretable yield	$(55,563)	$(26,978)	$(81,886)	$(42,031)

The following table details the accrual and non-accrual state of loans, held-for-investment by carrying value.  All loans held at fair value are accrual loans.

	December 31, 2016		December 31, 2015
	Non-credit Impaired		Non-credit Impaired
(In Thousands)	Loans	Credit Impaired Loans	Loans	Credit Impaired Loans
Accrual	1,446,035	91,798	1,376,180	159,462
Non-accrual	30,983	18,283	25,296	—
Less: General allowance for loan losses	(2,011)	—	—	—
Total	$1,475,007	$110,081	$1,401,476	$159,462

The following table presents additional information on impaired loans, held-for-investment, or loans in which we do not expect to receive all principal and interest payments as scheduled in the loan agreements. Impaired loans include (i) non-credit impaired loans, or loans without evidence of credit deterioration at the time of purchase, that are subsequently placed on non-accrual status and (ii) credit impaired loans, or loans with evidence of credit deterioration since the time of purchase:

			Carrying value for	Carrying value for
	Total Carrying	Unpaid Principal	Which There Is A	Which There Is No
	value of	Balance of	Related Allowance	Related Allowance	Interest Income
(In Thousands)	Impaired Loans	Impaired Loans	for Loan Losses	for Loan Losses	Recognized
December 31, 2016
Non-credit impaired loans	$32,425	$33,185	$14,772	$17,653	$1,165
Credit impaired loans	44,118	71,844	44,118	—	5,565
Total December 31, 2016	$76,543	$105,029	$58,890	$17,653	$6,730
December 31, 2015
Non-credit impaired loans	$25,296	$33,362	$17,511	$7,785	$1,227
Credit impaired loans	54,043	86,477	54,043	—	11,075
Total December 31, 2015	$79,339	$119,839	$71,554	$7,785	$12,302

As of December 31, 2016 and 2015, the Company’s average carrying amount of impaired loans was $155,260 and $129,264, respectively.

The following table details the activity of the allowance for loan losses for loans, held-for investment:

	For the Year Ended December 31, 2016		For the Year Ended December 31, 2015
	Non-credit Impaired		Non-credit Impaired
(In Thousands)	Loans	Credit Impaired Loans	Loans	Credit Impaired Loans
Beginning balance	$4,124	$12,998	$748	$12,798
Provision for loan losses	4,661	3,158	5,316	14,327
Chargeoffs	(3,110)	(280)	(1,940)	(8,490)
Recoveries	—	(5,421)	—	(5,637)
Ending balance	$5,675	$10,455	$4,124	$12,998

For the year ended December 31, 2016 the Company had a general allowance for loan losses of $2.0 million assessed on a collective basis and is included in the allowance for loan losses above. The Company did not have a general allowance for loan losses assessed on a collective basis for the year ended December 31, 2015.

Loans, held at fair value

Loans, held at fair value were originated by ReadyCap. We elected the fair value option, in accordance with ASC 825 due to our intent to sell or securitize the loans in the near term. At December 31, 2016, there were 27 loans, with an aggregate outstanding principal balance of $79.1 million and an aggregate fair value of $81.6 million. At December 31, 2015 there were 51 loans, with an aggregate outstanding principal balance of $150.4 million and an aggregate fair value of $155.1 million.

Loans, held for sale, at fair value

Loans, held for sale, at fair value were originated by either ReadyCap or GMFS. We elected the fair value option, in accordance with ASC 825 due to our intent to sell these loans in the near term. At December 31, 2016, there were 714 loans, with an aggregate outstanding principal balance of $178.9 million and an aggregate fair value of $181.8 million. At December 31, 2015 there were no loans, held for sale, at fair value.

Troubled Debt Restructurings

If the borrower is determined to be in financial difficulty, then the Company will determine whether a financial concession has been granted to the borrower by analyzing the value of the assets as compared to the recorded investment, modifications of the interest rate as compared to market rates, modification of the stated maturity date, modification of the timing of principal and interest payments and the partial forgiveness of debt. Modified loans that are classified as TDRs are individually evaluated and measured for impairment.

The following table summarizes the recorded investment of TDRs on the consolidated balance sheet dates.

(In Thousands)	December 31, 2016	December 31, 2015
Troubled debt restructurings
SBC	$7,918	$5,907
SBA	11,135	4,015
Total troubled debt restructurings	$19,053	$9,922

The following table summarizes the TDRs that occurred during the year ended December 31, 2016.

	Pre-Modification	Post-Modification
(In Thousands)	Recorded Balance	Recorded Balance	Number of Loans
Troubled debt restructurings
SBC	$2,848	$2,870	19
SBA	10,312	10,227	70
Total troubled debt restructurings	$13,160	$13,097	89

The following table summarizes the TDRs that occurred during the year ended December 31, 2015.

	Pre-Modification	Post-Modification
(In Thousands)	Recorded Balance	Recorded Balance	Number of Loans
Troubled debt restructurings
SBC	$9,041	$7,532	9
SBA	4,387	1,740	40
Total troubled debt restructurings	$13,428	$9,272	49

As of December 31, 2016 and December 31, 2015, the total allowance for loan losses related to TDR’s was $2.2 million and $2.1 million, respectively.

The following table summarizes our TDR modifications in the year ended December 31, 2016 presented by primary modification type and includes the financial effects of these modifications.

						Interest
	Term	Interest Rate	Principal			Income
(In Thousands)	Extension	Reduction	Reduction	Foreclosure	Total	Recognized
Troubled debt restructurings
SBC	$930	$307	$—	$961	$2,198	$233
SBA	8,748	49	90	412	9,299	3
Total troubled debt restructurings	$9,678	$356	$90	$1,373	$11,497	$236

The following table summarizes our TDR modifications in the year ended December 31, 2015 presented by primary modification type and includes the financial effects of these modifications.

						Interest
	Term	Interest Rate	Principal			Income
(In Thousands)	Extension	Reduction	Reduction	Foreclosure	Total	Recognized
Troubled debt restructurings
SBC	$5,311	$—	$596	$—	$5,907	$1,436
SBA	1,933	110	288	—	2,331	329
Total troubled debt restructurings	$7,244	$110	$884	$—	$8,238	$1,765

The table below summarizes the accrual status and UPB of TDRs as of December 31, 2016.

(In Thousands)	Accrual	Non-Accrual	Total
Troubled debt restructurings
SBC	$5,196	$2,722	$7,918
SBA	359	10,776	11,135
Total troubled debt restructurings	$5,555	$13,498	$19,053

The table below summarizes the accrual status and UPB of TDRs as of December 31, 2015.

(In Thousands)	Accrual	Non-Accrual	Total
Troubled debt restructurings
SBC	$5,907	$—	$5,907
SBA	1,727	2,288	4,015
Total troubled debt restructurings	$7,634	$2,288	$9,922

The following tables summarize the December 31, 2016 carrying values of the TDRs that occurred during the years ended December 31, 2016 and 2015 that remained in default as of December 31, 2016. Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected. For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

	Year Ended December 31, 2016		Year Ended December 31, 2015
(In Thousands)	Number of Loans	Carrying Value	Number of Loans	Carrying Value
Troubled debt restructurings
SBC	11	$1,753	1	$1,563
SBA	1	503	12	537
Total troubled debt restructurings	12	$2,256	13	$2,100

The Company does not believe the financial impact of the presented TDRs to be material. The other elements of the Company’s modification programs do not have a significant impact on financial results given their relative size, or do not have a direct financial impact as in the case of covenant changes.

Note 8 – Real Estate Acquired in Settlement of Loans

The Company acquires real estate through the foreclosure of its loans and the occasional purchase of real estate. The Company’s real estate properties are held in the Company’s consolidated Taxable REIT Subsidiaries (“TRS”), SAMC REO 2013-01, LLC, and ReadyCap Lending, LLC, other asset specific TRSs, as well as the Company’s securitization transactions. The following tables summarize the carrying amount of the Company’s real estate holdings as of the consolidated balance sheet dates:

December 31, 2016	SAMC REO	SCML	ReadyCap
(In Thousands)	2013-01, LLC	2015-SBC4(a)	Lending, LLC	Total
Alabama	$—	$—	$20	$20
California	—	580	—	580
Connecticut	—	—	9	9
Florida	1,249	81	71	1,401
Georgia	90	—	—	90
Illinois	—	—	19	19
Indiana	—	—	66	66
Kansas	—	—	1	1
Minnesota	—	—	127	127
Missouri	—	3,441	—	3,441
New Hampshire	—	—	111	111
New Jersey	—	—	23	23
New York	—	—	53	53
North Carolina	1,850	—	—	1,850
South Carolina	—	—	1	1
Tennessee	136	—	—	136
Texas	108	—	—	108
Total	$3,433	$4,102	$501	$8,036

(a)	Sutherland Commercial Mortgage Loans 2015-SBC4 is a grantor trust securitization completed by the Company in 2015

						Other
						Taxable
December 31, 2015	SAMC REO	WVMT	WVMT	SCML	ReadyCap	REIT
(In Thousands)	2013-01, LLC	2011-SBC1(a)	2011‑SBC3(b)	2015-SBC4(c)	Lending, LLC	Subsidiaries (d)	Total
California	$86	$—	$—	$—	$—	$—	$86
Connecticut	—	—	—	326	—	—	326
Florida	3,467	—	—	—	75	750	4,292
Georgia	321	—	—	—	—	—	321
Illinois	—	—	—	—	17	—	17
Indiana	6	—	—	—	45	—	51
Kansas	—	—	—	—	24	—	24
Kentucky	—	—	—	—	11	—	11
Michigan	—	—	—	—	1	—	1
Missouri	—	—	—	3,693	7	—	3,700
New Hampshire	—	—	—	—	9	—	9
New Jersey	—	—	924	—	—	—	924
New York	—	—	144	—	—	—	144
North Carolina	2,946	—	—	—	1	—	2,947
Rhode Island	—	125	45	—	—	—	170
Tennessee	269	—	—	—	—	—	269
Texas	125	—	—	—	5	—	130
Virginia	—	—	—	—	59	—	59
Total	$7,220	$125	$1,113	$4,019	$254	$750	$13,481

(a)	Waterfall Victoria Mortgage Trust 2011-SBC1 is a grantor trust securitization completed by the Company in 2011
(b)	Waterfall Victoria Mortgage Trust 2011-SBC3 is a grantor trust securitization completed by the Company in 2011
(c)	Sutherland Commercial Mortgage Loans 2015-SBC4 is a grantor trust securitization completed by the Company in 2015
(d)	Other TRSs include 435 Clark Rd, LLC

Note 9 – Mortgage Backed Securities

The following table presents certain information about the Company’s MBS portfolio, which are classified as trading securities and carried at fair value, as of December 31, 2016.

		Weighted
	Weighted	Average				Gross	Gross
	Average	Interest	Principal	Amortized		Unrealized	Unrealized
(In Thousands)	Maturity (a)	Rate (a)	Balance	Cost	Fair Value	Gains	Losses
MBS
Commercial Loans	02/2034	5.6%	$41,246	$30,148	$29,883	$1,605	$(1,870)
Tax Liens	03/2031	6.5	2,534	2,533	2,508	—	(25)
Total		5.7%	$43,780	$32,681	$32,391	$1,605	$(1,895)

(a)	Weighted based on current principal balance

The following table presents certain information about the Company’s MBS portfolio as of December 31, 2015.

		Weighted
	Weighted	Average				Gross	Gross
	Average	Interest	Principal	Amortized		Unrealized	Unrealized
(In Thousands)	Maturity (a)	Rate (a)	Balance	Cost	Fair Value	Gains	Losses
MBS
Commercial Loans	08/2041	6.2%	$213,706	$214,863	$210,892	$1,128	$(5,099)
Tax Liens	02/2031	6.5	2,612	2,612	2,612	—	—
Total		6.2%	$216,318	$217,475	$213,504	$1,128	$(5,099)

(a)	Weighted based on current principal balance

The following table presents certain information about the maturity of the Company’s MBS portfolio as of December 31, 2016.

	Weighted
	Average
	Interest	Principal	Amortized	Estimated
(In Thousands)	Rate (a)	Balance	Cost	Fair Value
After five years through ten years	8.9%	$13,616	$12,579	$12,709
After ten years	4.2	30,164	20,102	19,682
Total	5.7%	$43,780	$32,681	$32,391

The following table presents certain information about the maturity of the Company’s MBS portfolio as of December 31, 2015.

	Weighted
	Average
	Interest	Principal	Amortized	Estimated
(In Thousands)	Rate (a)	Balance	Cost	Fair Value
After five years through ten years	8.6%	$17,254	$15,814	$15,619
After ten years	6.0	199,064	201,661	197,885
Total	6.2%	$216,318	$217,475	$213,504

Note 10 - Servicing rights and Residential mortgage servicing rights

The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The Company’s servicing fees are specified by Pooling and Servicing Agreements. The Company earned gross servicing fees of $14.4 million, $13.1 million, and $7.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Servicing rights – SBA and Freddie Mac

The Company’s commercial loan servicing rights are carried at the lower of cost or amortized cost. The Company estimates the fair value of servicing rights carried at amortized cost using a combination of internals models and data provided by third-party valuation experts. The assumptions used in our internal valuation include the speed at which the mortgages prepay, cost of servicing, discount rate and probability of default.

The Company’s models calculate the present value of expected future cash flows utilizing assumptions that we believe are used by market participants. We derive prepayment speeds, default assumptions and discount rate from historical experience adjusted for prevailing market conditions. Components of the estimated future cash flows include servicing fees, late fees, other ancillary fees and cost of servicing.

The significant assumptions used in the December 31, 2016 valuation of the Company’s servicing rights carried at amortized cost include:

•	Forward prepayment assumptions ranging from 2.1% to 19.1% (weighted average of 13.9%) depending on the servicing rights pool

•	Forward default assumptions ranging from 0.0% to 10.8% (weighted average of 1.1%) depending on the servicing rights pool

•	Discount rate of 12.0%

•	Servicing expense ranging from 0.2% to 0.4% (weighted average of 0.3%) depending on the servicing rights pool.

The significant assumptions used in the December 31, 2015 valuation of the Company’s servicing rights carried at amortized cost include:

•	Forward prepayment assumptions ranging from 6.0% to 24.0% (weighted average of 13.6%) depending on the servicing rights pool

•	Forward default assumptions ranging from 0.0% to 2.4% (weighted average of 0.6%) depending on the servicing rights pool

•	Discount rates ranging from 12.0% to 15.0% (weighted average of 12.1%) depending on the servicing rights pool

•	Servicing expenses ranging from 0.2% to 0.4% (weighted average of 0.4%) depending on the servicing rights pool

These assumptions can change between and at each reporting period as market conditions and projected interest rates change.

Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balance of loans serviced for others was $750.0 million and $927.9 million at December 31, 2016 and December 31, 2015, respectively.

The following table presents information about the Company’s commercial loan servicing rights:

	Year Ended December 31,
(In Thousands)	2016	2015
Beginning net carrying amount	$27,250	$36,725
Additions due to loans sold, servicing retained	2,960	1,024
Amortization	(5,660)	(5,867)
Impairment	(2,072)	(4,632)
Ending net carrying value	$22,478	$27,250

The estimated future amortization expense for the Company’s commercial loan servicing rights is expected to be as follows:

(In Thousands)	December 31, 2016
2017	4,819
2018	3,854
2019	3,069
2020	2,429
2021	1,907
Thereafter	6,400
Total	$22,478

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the carrying amount of the Company’s commercial loan servicing rights.

(In Thousands)	December 31, 2016	December 31, 2015
Default rate
10% adverse change	$(12)	$(9)
20% adverse change	(24)	(17)
Prepayment rate
10% adverse change	(664)	(854)
20% adverse change	(1,290)	(1,660)
Discount rate
10% adverse change	(576)	(745)
20% adverse change	(1,119)	(1,446)

Residential mortgage servicing rights

The Company's residential mortgage servicing rights consist of conforming conventional loans sold to Fannie Mae and Freddie Mac or loans securitized in Ginnie Mae securities. Similarly, the government loans serviced by the Company are securitized through Ginnie Mae, whereby the Company is insured against loss by the Federal Housing Administration or partially guaranteed against loss by the Department of Veterans Affairs.

The following table presents information about the Company’s residential mortgage servicing rights carried at fair value:

	As of December 31, 2016
	Unpaid Principal
(In Thousands)	Amount	Fair Value
Fannie Mae	$2,211,493	$23,924
Ginnie Mae	1,817,009	21,205
Freddie Mac	1,452,902	16,247
Total	$5,481,404	$61,376

The Company uses a third-party vendor to assist management in estimating the fair value of residential mortgage servicing rights. The third-party vendor uses a discounted cash flow approach, which consists of projecting servicing cash flows discounted to the rate that management believes market participants would use in their determinations of fair value. The significant assumptions used in the December 31, 2016 valuation of the Company’s residential mortgage servicing rights carried at fair include:

•	Forward prepayment assumptions ranging from 6.9% to 11.7% (weighted average of 9.3%) depending on the servicing rights pool

•	Discount rate assumptions ranging from 10.5% to 11.5% (weighted average of 10.8%)

•	Servicing expense ranging from 0.4% to 1.7% (weighted average of 0.5%) depending on the servicing rights pool.

These assumptions can change between and at each reporting period as market conditions and projected interest rates change.

Residential loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balance of loans serviced for others was $5.48 billion at December 31, 2016.

The following table presents information about the Company’s residential mortgage servicing rights carried at fair value:

(In Thousands)	2016
Beginning fair value	$—
Acquired in connection with reverse merger	51,302
Additions due to loans sold, servicing retained	3,157
Unrealized gains	6,917
Ending fair value	$61,376

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the fair value of the Company’s residential mortgage servicing rights.

(In Thousands)	December 31, 2016
Cost of service
10% adverse change	$(1,304)
20% adverse change	(2,607)
Prepayment rate
10% adverse change	(2,038)
20% adverse change	(3,983)
Discount rate
10% adverse change	(2,299)
20% adverse change	(4,438)

Note 11 – Borrowings Under Credit Facilities and Promissory Note Payable

As of December 31, 2016 and 2015, the Company had credit facilities with outstanding borrowings of $326.6 million and $175.3 million, respectively. As of December 31, 2016, the Company had outstanding borrowings under the promissory note payable of $7.4 million. There was no promissory note payable balance as of December 31, 2015.

The following tables present certain characteristics of our credit facilities and promissory note payable:

				Maximum
				Facility Size
	Eligible Assets	Maturity	Pricing	(In Thousands)
JPMorgan - Commercial	Specifically Identified Assets	June 2017	LIBOR + 3.5% and LIBOR + 2.5%	$250,000
Keybank - Commercial	Specifically Identified Assets	September 2017	LIBOR + 1.75%	50,000
FCB - Commercial	Specifically Identified Assets	June 2021	2.75%	9,164
Comerica - Residential	Specifically Identified Assets	September 2017	LIBOR + 2.25%	75,000
UBS - Residential	Specifically Identified Assets	November 2017	LIBOR + 2.30%	65,000
Associated Bank - Residential	Specifically Identified Assets	August 2017	LIBOR + 2.25%	40,000
Community Trust - Residential	Specifically Identified Assets	September 2017	LIBOR + 2.25%	25,000

	Pledged Assets Carrying Value at		Carrying Value at
	December 31,	December 31,	December 31,	December 31,
(In Thousands)	2016	2015	2016	2015
JPMorgan - Commercial	$226,253	$205,678	$190,066	$175,306
Keybank - Commercial	17,311	—	17,162	—
FCB - Commercial	9,144	—	7,378	—
Comerica - Residential	35,102	—	33,575	—
UBS - Residential	43,121	—	39,750	—
Associated Bank - Residential	28,575	—	27,869	—
Community Trust - Residential	18,910	—	18,188	—
Total	$378,416	$205,678	$333,988	$175,306

The following table presents the carrying value of the Company’s collateral pledged with respect to our borrowings under credit facilities outstanding with our lenders as of December 31, 2016.

			Weighted	Total
			Average	Current
(In Thousands for Total Current Principal	Number of	Weighted	Remaining	Principal	Carrying
Balance and Carrying Value)	Loans	Average Rate	Term	Balance	Value
JPMorgan - Commercial	1,617	5.6%	142	$280,071	$226,253
Keybank - Commercial	8	4.0	178	17,162	17,311
FCB - Commercial	37	5.1	46	9,750	9,144
Comerica - Residential	173	3.8	339	35,102	35,102
UBS - Residential	232	3.7	361	43,121	43,121
Associated Bank - Residential	145	3.9	350	28,575	28,575
Community Trust - Residential	106	4.1	267	18,910	18,910
Total	2,318	5.0%	198	$432,691	$378,416

The following tables present the carrying value of the Company’s collateral pledged with respect to our borrowings under credit facilities outstanding as of December 31, 2015.

			Weighted	Total
			Average	Current
(In Thousands for Total Current Principal	Number of	Weighted	Remaining	Principal	Carrying
Balance and Carrying Value)	Loans	Average Rate	Term	Balance	Value
JPMorgan - Commercial - Total	1,681	5.4%	159	$269,947	$205,678

There were no outstanding credit facility or promissory note balances for Keybank, FCB, Comerica, UBS, Associated Bank, or Community Trust as of December 31, 2015.

The agreements governing the Company’s borrowings under credit facilities require the Company to maintain certain financial and debt covenants. The Company was in compliance with all debt and financial covenants as of December 31, 2016 and 2015.

Note 12 – Offsetting Assets and Liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity decline by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of December 31, 2016 and December 31, 2015 and for the periods then ended, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

For derivatives traded under an ISDA Master Agreement, the collateral requirements are listed under the Credit Support Annex, which is the sum of the mark to market for each derivative contract, the independent amount due to the derivative counterparty and any thresholds, if any. Collateral may be in the form of Cash or any eligible securities, as defined in the respective ISDA agreements. Cash collateral pledged to and by the Company with the counterparty, if any, is reported separately on the consolidated balance sheets as restricted cash. All margin call amounts must be made before the notification time and must exceed a minimum transfer amount threshold before a transfer is required. All margin calls must be responded to and completed by the close of business on the same day of the margin call, unless otherwise specified. Any margin calls after the notification time must be completed by the next business day. Typically, the Company and its counterparties are not permitted to sell, rehypothecate or use the collateral posted. To the extent amounts due to the Company from its counterparties are not fully collateralized, the Company bears exposure and the risk of loss from a defaulting counterparty. The Company attempts to mitigate counterparty risk by establishing ISDA Agreements with only high grade counterparties that have the financial health to honor their obligations and diversification, entering into agreements with multiple counterparties.

In accordance with ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, the Company is required to disclose the impact of offsetting of assets and liabilities represented in the consolidated balance sheets to enable users of the consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to set off, and (d) the Company’s right of setoff is enforceable at law. As of December 31, 2016 and December 31, 2015, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the consolidated balances sheets.

The following table provides disclosure regarding the effect of offsetting of the Company’s recognized assets and liabilities presented in the consolidated balance sheet as of December 31, 2016:

		Gross	Assets
		Amounts	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Offset in the	the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
(In Thousands)	Assets	Sheets	Sheets	Instruments	Received	Net Amount
Credit default swaps	$173	$—	$173	$—	$—	$173
Interest rate swaps	2,924	2	2,922	—	—	2,922
Total	$3,097	$2	$3,095	$—	$—	$3,095

		Gross	Liabilities
		Amounts	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Offset in the	the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
(In Thousands)	Liabilities	Sheets	Sheets	Instruments	Paid	Net Amount
Interest rate swaps	$643	$—	$643	$—	$643	$—
Borrowings under credit facilities	326,610	—	326,610	369,272	1,860	—
Promissory note payable	7,378	—	7,378	9,144	—	—
Borrowings under repurchase agreements	600,852	—	600,852	719,868	—	—
Total	$935,483	$—	$935,483	$1,098,284	$2,503	$—

The following table provides disclosure regarding the effect of offsetting of the Company’s recognized assets and liabilities presented in the consolidated balance sheet as of December 31, 2015:

		Gross	Assets
		Amounts	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Offset in the	the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
(In Thousands)	Assets	Sheets	Sheets	Instruments	Received	Net Amount
Credit Default Swaps	$723	$—	$723	$—	$—	$723

			Liabilities
		Gross	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Amounts	the	Balance Sheets
	Amounts of	Offset in the	Consolidated		Cash
	Recognized	Consolidated	Balance	Financial	Collateral
(In Thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Paid	Net Amount
Interest Rate Swaps	$1,499	$—	$1,499	$—	$1,499	$—
Borrowings under repurchase agreements	644,137	—	644,137	779,468	1,549	—
Borrowings under credit facilities	175,306	—	175,306	175,306	—	—
Total	$820,942	$—	$820,942	$954,774	$3,048	$—

Note 13 – Derivative Instruments

The Company is exposed to changing interest rates and market conditions, which affects cash flows associated with borrowings. The Company enters into derivative instruments, which for the 2016 and 2015 were comprised of interest rate swaps and credit default swaps. Interest rate swaps are used to mitigate the exposure to changes in interest rates and involve the receipt of variable-rate interest amounts from a counterparty in exchange for us making payments based on a fixed interest rate over the life of the swap contract. Credit default swaps are executed in order to mitigate the risk of deterioration in the current credit health of the commercial mortgage market. IRLCs are entered into with customers who have applied for residential mortgage loans and meet certain underwriting criteria. These commitments expose GMFS to market risk if interest rates change, and if the loan is not hedged or committed to an investor.

The Company uses derivative instruments to manage interest rate risk and conditions in the commercial mortgage market and, as such, views them as economic hedges. The Company has not elected hedge accounting for these derivative instruments and, as a result, the fair value adjustments on such instruments are recorded in earnings. The fair value adjustments for these derivatives, along with the related interest income, interest expense and gains/(losses) on termination of such instruments, are reported as a net realized gain on financial instruments on the consolidated statements of income.

The following tables summarize the Company’s use of derivatives and their effect on the consolidated financial statements. Notional amounts included in the table are the average notional amounts on the consolidated balance sheet dates. We believe these are the most relevant measure of volume or derivative activity as they best represent the Company’s exposure to underlying instruments.

As of December 31, 2016 there was one open credit default swap contract and 49 open interest rate swap contracts. The following table summarized the Company’s derivatives as of and for the year ended December 31, 2016.

		As of December 31, 2016
			Asset	Liability
		Notional	Derivatives	Derivatives
(In Thousands)	Primary Underlying Risk	Amount	Fair Value	Fair Value
Credit Default Swaps	Credit Risk	$15,000	$173	$—
Interest Rate Swaps	Interest rate risk	135,550	2,922	(643)
Interest rate lock commitments (IRLCs)	Interest rate risk	212,530	2,690	—
Total		$363,080	$5,785	$(643)

	Year Ended December 31, 2016
		Net Change in
	Net Realized	Unrealized
(In Thousands)	Gain (Loss)	Gain (Loss)
Credit Default Swaps	$—	$(552)
Interest Rate Swaps	(2,106)	4,627
Interest rate lock commitments (IRLCs)	—	(808)
Total	$(2,106)	$3,267

As of December 31, 2015, there was one open credit default swap contract and nine open interest rate swap contracts with counterparties.

The following table summarized the Company’s derivatives as of December 31, 2015 and for the year ended December 31, 2015.

		As of December 31, 2015
			Asset	Liability
		Notional	Derivatives	Derivatives
(In Thousands)	Primary Underlying Risk	Amount	Fair Value	Fair Value
Credit Default Swaps	Credit Risk	$15,000	$723	$–
Interest Rate Swaps	Interest rate risk	273,800	–	(1,499)
Total		$288,800	$723	$(1,499)

	Year Ended December 31, 2015
		Net Change in
	Net Realized	Unrealized
(In Thousands)	Gain (Loss)	Gain (Loss)
Credit Default Swaps	$(697)	$557
Interest Rate Swaps	(4,824)	463
Total	$(5,521)	$1,020

Note 14 – Borrowings Under Repurchase Agreements

As of December 31, 2016 and 2015, the Company had master repurchase agreements with seven counterparties and had outstanding borrowings of $600.9 million and $644.1 million with those counterparties, respectively. Our repurchase agreements bear interest at a contractually agreed-upon rate and typically have initial terms of one month at inception, but in some cases may have initial terms that are shorter or longer.

The following table presents certain characteristics of our repurchase agreements at December 31, 2016:

		Weighted	Weighted
	Repurchase	Average	Average
	Agreement	Borrowing	Remaining
(In Thousands)	Borrowings	Rate	Maturity (days)
Securities financed:
Short term investments	$319,690	0.2%	5
Loans, held-for-investment / Loans, held at fair value	273,050	3.6%	144
Mortgage backed securities	8,112	2.9%	86
Total securities financed	$600,852	1.8%	69

The following table presents certain characteristics of our repurchase agreements at December 31, 2015:

		Weighted	Weighted
	Repurchase	Average	Average
	Agreement	Borrowing	Remaining
(In Thousands)	Borrowings	Rate	Maturity (days)
Securities financed:
Short term investments	$249,745	0.4%	13
Loans, held-for-investment / Loans, held at fair value	216,568	2.9%	254
Mortgage backed securities	177,824	2.1%	14
Total securities financed	$644,137	1.7%	93

The following table presents contractual maturity information about our borrowings under repurchase agreements at the consolidated balance sheet dates:

	December 31, 2016		December 31, 2015
		Weighted		Weighted
	Balance	Average	Balance	Average
Time Until Contractual Maturity	(In Thousands)	Interest Rate	(In Thousands)	Interest Rate
Within 30 days	$350,054	0.4%	$444,303	1.2%
Over 30 days to 60 days	87,942	4.0%	—	—%
Over 60 days to 90 days	8,112	2.9%	39,214	2.6%
Over 90 days to 120 days	—	—	—	—
Over 120 days to 360 days	154,744	3.6%	140,323	3.0%
Over 360 days	—	—	20,297	3.2%
Total	$600,852	1.8%	$644,137	1.7%

The following table presents the carry value or fair value of collateral positions the Company pledged with respect to the Company’s borrowings under repurchase agreements at December 31, 2016:

				Fair Value of
	Assets			Assets Pledged
	Pledged at	Amortized	Accrued	and Accrued
(In Thousands)	Fair Value	Cost	Interest	Interest
Collateral pledged:
Short term investments	$319,984	$319,984	$—	$319,984
Loans, held-for-investment / Loans, held at fair value	332,029	329,997	1,890	333,919
Mortgage backed securities	11,815	11,676	22	11,837
Retained interest in assets of consolidated VIEs	53,749	53,749	379	54,128
Total collateral pledged	$717,577	$715,406	$2,291	$719,868

The following table presents the carry value or fair value of collateral positions the Company pledged with respect to the Company’s borrowings under repurchase agreements at December 31, 2015:

				Fair Value of
	Assets			Assets Pledged
	Pledged at	Amortized	Accrued	and Accrued
(In Thousands)	Fair Value	Cost	Interest	Interest
Collateral pledged:
Short term investments	$249,989	$249,988	$—	$249,989
Loans, held-for-investment / Loans, held at fair value	228,944	225,803	1,281	230,225
Mortgage backed securities	209,468	213,392	988	210,456
Retained interest in assets of consolidated VIEs	88,298	88,298	500	88,798
Total collateral pledged	$776,699	$777,481	$2,769	$779,468

Note 15 – Guaranteed loan financing

Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the consolidated balance sheets and the portion sold is recorded as guaranteed loan financing in the liabilities section of the consolidated balance sheets. For these partial loan sales, the interest earned on the entire loan balance is recorded as interest income and the interest earned by the buyer in the partial loan sale is recorded within interest expense in the accompanying consolidated statements of income.

The following table presents guaranteed loan financing and the related interest rates and maturity dates:

	Weighted	Range of
	Average	Interest	Range of
(In Thousands)	Interest Rate	Rates	Maturities (Years)	Ending Balance
December 31, 2016	2.79%	3.50 – 8.75%	2017 - 2038	$390,555
December 31, 2015	2.54%	1.03 – 6.99%	2016 - 2038	$499,187

The following table summarizes contractual maturities of total guaranteed loan financing outstanding as of the consolidated balance sheet dates:

(In Thousands)	December 31, 2016
2017	3,185
2018	7,028
2019	4,844
2020	5,710
2021	6,126
Thereafter	363,662
Total	$390,555

Our guaranteed loan financing is secured by loans, held-for-investment of $396.9 million and $507.4 million as of December 31, 2016 and 2015, respectively.

Note 16 – Repair and Denial Reserve

The repair and denial reserve represents the potential liability to the SBA in the event that we are required to make whole the SBA for reimbursement of the guaranteed portion of SBA loans sold to third parties. As of December 31, 2016, assumptions used in calculating the reserve include a frequency of an estimated repair and denial event upon default of 4.12%, as well as an estimated severity of the repair and denial ranging from 26.8% to 81.1% of the guaranteed balance.  As of December 31, 2015, assumptions used in calculating the reserve include a frequency of an estimated repair and denial event upon default of 4.26%, as well as an estimated severity of the repair and denial ranging from 24.6% to 62.2% of the guaranteed balance.

	Year Ended	Year Ended
(In Thousands)	December 31, 2016	December 31, 2015
Beginning balance	$8,071	$18,191
Release of repair and denial reserve(a)	(1,258)	(10,120)
Ending balance	$6,813	$8,071

(a)	The release of the repair and denial reserve is located in other income on the consolidated statements of income

Note 17 – Related Party Transactions

In connection with the Company’s offering of common stock through a private placement in November 2013, the Company entered into a management agreement with the Manager (Management Agreement), which describes the services to be provided to us by the Manager and compensation for such services. The Manager is responsible for managing the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors.

Pursuant to the terms of the Management Agreement, our Manager is paid a management fee calculated and payable quarterly in arrears equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement) up to $500 million and 1.00% per annum of stockholders’ equity in excess of $500 million. In 2016 the management fee was $7.4 million and $3.7 million was unpaid as of December 31, 2016. In 2015, the management fee was $7.3 million and $1.8 million was unpaid as of December 31, 2015. In 2014, the management fee was $7.0 million, $1.8 million of which was unpaid as of December 31, 2014. In addition, the Manager is entitled to an incentive distribution in an amount equal to the product of (i) 15% and (ii) the excess of (a) Core Earnings (as defined in the Management Agreement) on a rolling four-quarter basis (or the period since November 26, 2013, whichever is shorter) over (b) an amount equal to 8.00% per annum multiplied by the weighted average of the issue price per share of the common stock or OP units multiplied by the weighted average number of shares of common stock outstanding, provided that Core Earnings over the prior twelve calendar quarters (or the period since November 26, 2013, whichever is shorter) is greater than zero. Core Earnings is generally equal to our net income (loss) prepared in accordance with GAAP, excluding (i) certain non-cash items and (ii) expenses incurred in connection with the private offering of common shares. In 2016, there was no incentive distribution fee accrual.  In 2015, the incentive distribution fee accrual was $1.0 million, $0.5 million of which was unpaid as of December 31, 2015. The incentive distribution fee payment is comprised of 50% of cash and 50% of the Company’s stock. The incentive fee cash distribution of $0.5 million was paid to the Manager in 2015, and the remaining $0.5 million in stock was due to the Manager as of December 31, 2015. The shares have a three-year lock up period.

The initial term of the Management Agreement extends for three years from the closing of the ZAIS Financial merger and is automatically renewed for one-year terms on each anniversary thereafter. Following the initial term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors or the holders of a majority of the outstanding common stock (excluding shares held by employees and affiliates of the Manager), based upon (1) unsatisfactory performance by our Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

In addition to the management fees and profit allocation described above, the Company is also responsible for reimbursing the Manager for certain expenses paid by our Manager on behalf of Company and for certain services provided by the Manager to the Company. In 2016, the Manager had $4.1 million in reimbursable expenses, and $3.4 million remained payable balance by the Company as of December 31, 2016. In 2015, the Manager had $4.0 million in reimbursable expenses, respectively, and $2.2 million remained payable by the Company as of December 31, 2015. In 2014 the Manager has $0.9 million in reimbursable expenses, $0.7 million of which remained payable by the Company as of December 31, 2014. Expenses incurred by the Manager and reimbursed by us are typically included in salaries and benefits or general and administrative expense on the consolidated statements of income.

On May 1, 2015, Sutherland Asset I, LLC and ReadyCap Commercial, LLC executed a master repurchase agreement as sellers with Waterfall Victoria Master Fund II, LLC (“Victoria”), a fund also managed by Waterfall, as the buyer. The repurchase date under the agreement was December 31, 2015. In 2015, the interest expense accrued and paid to Victoria was $0.2 million. On January 4, 2016, the master repurchase agreement was extended through January 31, 2016. In 2016, the interest expense accrued and paid to Victoria was $0.1 million. There was no borrowings under repurchase agreements or accrued interest balance due to Victoria as of December 31, 2015 or December 31, 2016.

In 2016, ReadyCap Commercial, LLC originated four loans with a total UPB of $56.4 million which the Company sold to Waterfall Olympic Master Fund LP, a fund also managed by Waterfall.  The Company recognized a gain on sale of $0.2 million and origination fees of $0.7 million on these loans.

Note 18 – Financial Instruments with Off-balance Sheet Risk, Credit Risk, and Certain Other Risks

In the normal course of business, the Company enters into transactions in various financial instruments that expose us to various types of risk, both on and off balance sheet. Such risks are associated with financial instruments and markets in which the Company invests. These financial instruments expose us to varying degrees of market risk, credit risk, interest rate risk, liquidity risk, off balance sheet risk and prepayment risk.

Market Risk — Market risk is the potential adverse changes in the values of the financial instrument due to unfavorable changes in the level or volatility of interest rates, foreign currency exchange rates, or market values of the underlying financial instruments. We attempt to mitigate our exposure to market risk by entering into offsetting transactions, which may include purchase or sale of interest-bearing securities and equity securities.

Credit Risk — The Company is subject to credit risk in connection with our investments in SBC loans and SBC MBS and other target assets we may acquire in the future. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. We believe that loan credit quality is primarily determined by the borrowers' credit profiles and loan characteristics. We seek to mitigate this risk by seeking to acquire assets at appropriate prices given anticipated and unanticipated losses and by deploying a value-driven approach to underwriting and diligence, consistent with our historical investment strategy, with a focus on projected cash flows and potential risks to cash flow. We further mitigate our risk of potential losses while managing and servicing our loans by performing various workout and loss mitigation strategies with delinquent borrowers. Nevertheless, unanticipated credit losses could occur which could adversely impact operating results.

The Company is also subject to credit risk with respect to the counterparties to derivative contracts. If a counterparty becomes bankrupt or otherwise fails to perform its obligation under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy, or other analogous proceeding. In the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative transaction and its claim is unsecured, we will be treated as a general creditor of such counterparty, and will not have any claim with respect to the underlying security. We may obtain only a limited recovery or may obtain no recovery in such circumstances. In addition, the business failure of a counterparty with whom we enter a hedging transaction will most likely result in its default, which may result in the loss of potential future value and the loss of our hedge and force us to cover our commitments, if any, at the then current market price.

Counterparty credit risk is the risk that counterparties may fail to fulfill their obligations, including their inability to post additional collateral in circumstances where their pledged collateral value becomes inadequate. The Company attempts to manage its exposure to counterparty risk through diversification, use of financial instruments and monitoring the creditworthiness of counterparties.

The Company finances the acquisition of a significant portion of its loans and investments with repurchase agreements and borrowings under credit facilities. In connection with these financing arrangements, the Company pledges its loans, securities and cash as collateral to secure the borrowings. The amount of collateral pledged will typically exceed the amount of the borrowings (i.e. , the haircut) such that the borrowings will be over-collateralized. As a result, the Company is exposed to the counterparty if, during the term of the repurchase agreement financing, a lender should default on its obligation and the Company is not able to recover its pledged assets. The amount of this exposure is the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to the lender including accrued interest receivable on such collateral.

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

Liquidity Risk — Liquidity risk arises in our investments and the general financing of our investing activities. It includes the risk of not being able to fund acquisition and origination activities at settlement dates and/or liquidate positions in a timely manner at a reasonable price, in addition to potential increase in collateral requirements during times of heightened market volatility. If we were forced to dispose of an illiquid investment at an inopportune time, we might be forced to do so at a substantial discount to the market value, resulting in a realized loss. We attempt to mitigate our liquidity risk by regularly monitoring the liquidity of our investments in SBC loans, MBS and other financial instruments. Factors such as our expected exit strategy for, the bid to offer spread of, and the number of broker dealers making an active market in a particular strategy and the availability of long-term funding, are considered in analyzing liquidity risk. To reduce any perceived disparity between the liquidity and the terms of the debt instruments in which we invest, we attempt to minimize our reliance on short-term financing arrangements. While we may finance certain investment in security positions using traditional margin arrangements and borrowings under repurchase agreements, other financial instruments such as collateralized debt obligations, and other longer term financing vehicles may be utilized to attempt to provide us with sources of long-term financing.

Off‑Balance Sheet Risk —The Company has undrawn commitments on outstanding loans which are disclosed in Note 19.

Interest Rate — Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

Our operating results will depend, in part, on differences between the income from our investments and our financing costs. Our debt financing is based on a floating rate of interest calculated on a fixed spread over the relevant index, subject to a floor, as determined by the particular financing arrangement. In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects. Furthermore, such defaults could have an adverse effect on the spread between our interest-earning assets and interest-bearing liabilities.

Additionally, non-performing SBC loans are not as interest rate sensitive as performing loans, as earnings on non-performing loans are often generated from restructuring the assets through loss mitigation strategies and opportunistically disposing of them. Because non-performing SBC loans are short-term assets, the discount rates used for valuation are based on short-term market interest rates, which may not move in tandem with long-term market interest rates. A rising rate environment often means an improving economy, which might have a positive impact on commercial property values, resulting in increased gains on the disposition of these assets.

While rising rates could make it more costly to refinance these assets, we expect that the impact of this would be mitigated by higher property values. Moreover, small business owners are generally less interest rate sensitive than large commercial property owners, and interest cost is a relatively small component of their operating expenses. An improving economy will likely spur increased property values and sales, thereby increasing the need for SBC financing.

Prepayment Risk — As we receive prepayments of principal on our investments, premiums paid on such investments will be amortized against interest income. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the investments and this is also affected by interest rate movements. Conversely, discounts on such investments are accreted into interest income. In general, an increase in prepayment rates will accelerate the accretion of purchase discounts, thereby increasing the interest income earned on the investments.

Note 19 – Commitments, Contingencies and Indemnifications

Litigation

The Company may be subject to litigation and administrative proceedings arising in the ordinary course of its business.

The Company has entered into agreements, which provide for indemnifications against losses, costs, claims, and liabilities arising from the performance of individual obligations under such agreements. The Company has had no prior claims or payments pursuant to these agreements. The Company’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on history and experience, the Company expects the risk of loss to be remote.

Tolling agreement

 GMFS was an indirect subsidiary of ZAIS Financial when we completed our merger transaction with ZAIS Financial.  As disclosed in the Joint Proxy Statement Prospectus used in connection with the merger transaction, ZAIS Financial had originally acquired GMFS on October 31, 2014 (the "GMFS 2014 acquisition") from investment partnerships that were advised by our Manager and certain other entities controlled by GMFS management (together, the "2014 GMFS sellers").  The terms of the GMFS 2014 acquisition provided for the payment of both cash consideration and the possible payment of additional contingent consideration based on the achievement by GMFS of certain financial milestones specified in the GMFS 2014 acquisition agreement.  As of December 31, 2016, a liability of approximately $14.5 million was accrued on our balance sheet to cover the possible payment of contingent consideration pursuant to the GMFS 2014 acquisition.  In addition, the 2014 GMFS acquisition agreement contained representations and warranties related to GMFS, as well as indemnification obligations to cover breaches of representations and warranties, repurchase claims or demands from investors in respect of mortgage loans originated, purchased or sold by GMFS prior to the closing date of the acquisition and other provisions of the agreement.  The 2014 GMFS acquisition agreement also established an escrow fund to support the payment of indemnification claims and allowed for indemnification claims to be offset against contingent consideration that would otherwise be payable to the 2014 GMFS sellers under the 2014 GMFS acquisition agreement.  Under the terms of the indemnification provisions contained in the GMFS 2014 acquisition agreement, we are required to obtain the consent of the GMFS sellers (which include the investment partnerships managed by an affiliate of our Manager and entities controlled by GMFS management) to any settlement we reach with this counterparty, and these parties whose consent is required may have interests in the outcome of any such settlement that are different from ours.

 As further disclosed in the Joint Proxy Statement Prospectus, on May 11, 2015, ZAIS Financial filed its Quarterly Report on Form 10-Q, which included disclosure about the potential claims against GMFS relating to mortgage loans that were sold by GMFS to one of its mortgage loan purchasing counter parties.  We estimate that dating back to a period that began approximately 17 years ago in 1999 and ended in 2006, approximately $1 billion of mortgage loans were sold servicing released by GMFS to the predecessor to this counterparty. The Joint Proxy Statement Prospectus also included information about a statute of limitation tolling agreement that had been executed by GMFS with this counterparty, including that the initial tolling agreement was executed by GMFS on December 12, 2013 and then further amended to extend the expiration date. The most recent amendment of the tolling agreement extended the expiration date to May 15, 2017 and it can be further extended by agreement of the parties.

We believe that when this tolling agreement expires, absent further extension of the tolling agreement or settlement of the counterparty’s claims, it is probable that the counterparty will initiate litigation against GMFS seeking substantial damages based on alleged breaches of representations and warranties made by GMFS. We also understand that this counterparty has commenced or threatened litigation arising out of historical mortgage loan purchases by its predecessor against a number of other mortgage loan originators. While the historical claims experience of GMFS with respect to purchasers of mortgage loans from GMFS over the 1999 to 2006 period has not resulted in material damages claimed against or paid by GMFS, claims brought by this counterparty or other parties could expose GMFS to substantial damages that may be material, cause our Company and GMFS to devote significant management time and attention and other resources to resolving or defending these claims, require GMFS, our Company or  other subsidiaries to incur significant costs, or cause significant losses that may be material.

Although we have established a loan indemnification reserve for potential losses related to loan sale representations and warranties (as of December 31, 2016, the remaining balance of the initial loan indemnification reserve was $2.8 million) with a corresponding provision recorded for loan losses, due to the early stage of this matter and the limited information available, we are not able to determine the likelihood of the outcome.  We believe it is possible that losses in excess of the loan indemnification reserve could have a material adverse impact on our results of operations, financial position or cash flows. To the extent that losses are paid, we intend to record liability reserves first as a reduction of total contingent consideration owed to the GMFS 2014 sellers (which include investment partnerships advised by our Manager and certain other entities controlled by GMFS management) and, to the extent available and practicable, to seek indemnification under the 2014 GMFS acquisition agreement.

Other

Management is not aware of any other contingencies that would require accrual or disclosure in the consolidated financial statements.

Operational Update Relating to Flooding in Louisiana

Throughout the severe flooding that occurred in southern Louisiana in mid-August 2016, GMFS, headquartered in Baton Rouge, LA, remained fully operational. In particular, GMFS continued to close and sell loans in the ordinary course of business and the production volume was at or above prior period levels. GMFS continues to reach out to customers that may have been impacted by the severe flooding. GMFS anticipates that the MSR portfolio may experience higher delinquencies and forbearance while its customers impacted by the flood recover, but does not expect the impact of the flood to have a significant impact on its operations.

Interest Rate Lock commitments (“IRLCs”)

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

Unfunded Loan Commitments

As of December 31, 2016 and December 31, 2015, the Company had $14.9 million and $16.9 million of unfunded loan commitments related to loans, held at fair value, respectively. As of December 31, 2016 and December 31, 2015, the Company had $29.3 million and $17.4 million of unfunded loan commitments related to loans, for investment, respectively.

Commitments to Originate Loans

GMFS enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose GMFS to market risk if interest rates change, and the loan is not hedged or committed to an investor. GMFS is also exposed to credit loss if the loan is originated and not sold to an investor and the mortgagor does not perform. Upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property.

Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. As of December 31, 2016, total commitments to originate loans were $200.0 million.

Note 20 – Income Taxes

As described in Footnote 5 – Business Combinations, we were designated as the accounting acquirer in the merger transaction with ZAIS Financial. The financial information presented herein reflects our historical tax information in combination with the tax assets and liabilities of ZAIS Financial as of October 31, 2016. For tax purposes, ZAIS Financial is the surviving entity. ZAIS Financial elected to be taxed as a REIT commencing with its taxable year ended December 31, 2011. Our qualification as a REIT depends on our ability to meet various requirements imposed by the Internal Revenue Code, which relate to our organizational structure, diversity of stock ownership and certain requirements with regard to the nature of our assets and the sources of our income. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four taxable years. As of December 31, 2016, 2015 and 2014, we are in compliance with all REIT requirements.

Certain of our subsidiaries have elected to be treated as taxable REIT subsidiaries (“TRSs”). TRSs permit us to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, we will continue to maintain our qualification as a REIT.

Our TRSs engage in various real estate related operations, including originating and securitizing commercial and residential mortgage loans, and investments in real property. The majority of our TRSs are held within the SBC Conventional Originations, SBA Originations, Acquisitions and Servicing, and Residential Mortgage Banking segments.

Our TRSs are not consolidated for federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred income taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

Our income tax provision consists of the following:

	Year Ended December 31,
(In Thousands)	2016	2015	2014
Current
Federal income tax	$6,441	$5,234	$2,517
State and local income tax	947	710	324
Net current tax provision	7,388	5,944	2,841
Deferred
Federal income tax	1,401	750	308
State and local income tax	583	248	267
Valuation allowance	279	868	(2,519)
Net deferred tax provision	2,263	1,866	(1,944)
Total income tax provision	$9,651	$7,810	$897

The following table is a reconciliation of our federal income tax determined using our statutory federal tax rate to our reported income tax provision for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In Thousands)	2016	2015	2014
U.S. statutory tax	$22,825	$18,099	$12,310
State and local income tax	2,322	721	600
Income attributable to REIT	(14,522)	(10,138)	(8,155)
Income attributable to Non-controlling interests	(1,251)	(1,491)	(1,151)
Nondeductible	21	18	11
Other	(23)	(267)	(199)
Valuation allowance	279	868	(2,519)
Effective income tax	$9,651	$7,810	$897

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are reported in other assets and other liabilities, respectively. The following table presents the tax effects of temporary differences on their respective net deferred tax assets and liabilities (in thousands):

(In Thousands)	December 31, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carryforwards	$4,159	$515
Unrealized losses	488	233
Impairment and reserves	7,826	8,086
Accruals	402	151
Depreciation/amortization	668	800
Goodwill	7,134	—
Compensation	1,669	—
Intangibles	896	—
Other	859	—
Total deferred tax assets	24,101	9,785
Deferred tax liabilities:
Loan / servicing rights balance	20,995	8,774
Derivative instruments	1,152	—
Other taxable temporary difference	69	64
Total deferred tax liabilities	22,216	8,838
Valuation allowance	(1,147)	(868)

Net deferred tax assets	$738	$79

The Company has $10.7 million of net operating loss carryforwards that will begin to expire in 2033.

As result of the ZAIS merger, our deferred tax assets increased by approximately $2.9 million. Based on our analysis of limitations imposed by Section 382 of the Internal Revenue Code, we estimate we are able to fully utilize this net operating loss, limited to $1.1 million per year.

      We recognize deferred tax assets and liabilities for future tax consequences arising from differences between the carrying amounts of existing assets and liabilities under GAAP and their respective tax bases. We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income.

      As of December 31, 2016, we continued to conclude that the positive evidence in favor of the recoverability of our deferred tax asset outweighed the negative evidence and that it is more likely than not that our deferred tax assets will be realized. Our framework for assessing the recoverability of deferred tax assets requires us to weigh all available evidence, including the sustainability of recent profitability required to realize the deferred tax assets, the cumulative net income in our consolidated statements of  income in recent years, and the carryforward periods for any carryforwards of net operating losses.

The Company believes, based on expectations as to future taxable income in the jurisdictions in which it operates, the recognized net deferred tax asset of $0.7 million at December 31, 2016 is more likely than not to be realized.

The tables above do not include tax information on discontinued operations. The tax rate on discontinued operations is approximately 39%. The difference between the statutory rate of 35% and the effective income tax rate is primarily due to state and local taxes.

     As of December 31, 2016, the Company has concluded that it is not required to establish a liability for uncertain tax positions.  Additionally, it is the belief of management that the total amount of uncertain tax positions, if any, will not materially change over the next 12 months.

Our major tax jurisdictions where we file income tax returns include Federal, New York State and New York City. Our 2013 and forward tax years are subject to examination.  The TRS major tax jurisdictions are Federal, New York State, New York City, New Jersey and California. For Federal and state purposes, with the exception of New Jersey, the TRS entities are subject to examination for the 2013 and forward tax years. For New Jersey, the TRS entities are subject to examination for the 2012 and forward tax years.

Note 21 – Other Assets and Other Liabilities

The following table details the Company’s other assets and other liabilities as of the consolidated balance sheet dates.

(In Thousands)	December 31, 2016	December 31, 2015
Other assets:
Due from servicers	27,029	14,208
Receivable from third parties	7,220	608
Accrued interest	5,606	5,258
Deferred financing costs	3,376	4,788
Fixed assets	1,572	1,269
Prepaid taxes	1,456	—
Deferred tax asset	1,371	79
Prepaid technology expense	918	1,409
Prepaid insurance expense	899	227
Other	4,481	2,199
Total other assets	$53,928	$30,045
Accounts payable and other accrued liabilities:
Accrued salaries, wages and commissions	$17,450	$7,067
Servicing principal and interest payable	10,664	9,789
Repair and denial reserve	6,813	8,071
Liability under subservicing agreements	6,757	8,827
Unapplied cash	6,278	1,025
Accrued interest payable	4,680	4,833
Payable to related parties	3,762	2,305
Accrued professional fees	2,880	1,050
Loan indemnification reserve	2,780	—
Accrued tax liability	1,996	—
Liability under participation agreements	1,735	3,700
Deferred tax liability	632	—
Accounts payable on liability under participation agreements	982	475
Cash held as collateral	80	320
Other	2,718	203
Total accounts payable and other accrued liabilities	$70,207	$47,665

Intangible assets

The following table presents information about the intangible assets held by the Company:

	Carrying Value	Carrying Value
(In Thousands)	December 31, 2016	December 31, 2015	Estimated Useful Life
Trade name	$1,190	$—	15 years
Favorable lease	1,446	—	12 years
SBA license	1,000	1,000	Indefinite life
Total Intangible Assets	$3,636	$1,000

Amortization expense related to the intangible assets acquired for the year ended December 31, 2016 was $0.1 million. Such amounts are recorded as other operating expenses in the consolidated statements of income.

At December 31, 2016, accumulated amortization is as follows:

(In Thousands)	December 31, 2016
Trade name	$33
Favorable lease	34
Total Accumulated Amortization	$67

Amortization expense related to the intangible assets for the five years subsequent to December 31, 2016 is as follows:

(In Thousands)	December 31, 2016
2017	$372
2018	349
2019	311
2020	277
2021	248

Loan indemnification reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other accrued liabilities in the Company's consolidated balance sheets and the provision for loan indemnification losses is included in Other expense in the Company's consolidated statements of income. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demand, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability. At December 31, 2016, the loan indemnification reserve was $2.8 million.

Because of the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. At December 31, 2016, the reasonably possible loss above the recorded loan indemnification reserve was not considered material.

Note 22 –Other Income and Operating Expenses

The following table details the Company’s other income and operating expenses for the consolidated statements of income.

	For the Year Ended December 31,
(In Thousands)	2016	2015	2014
Other income
Origination income	$5,548	$2,935	$3,821
Release of repair and denial reserve	1,258	10,120	3,216
Other	3,759	1,376	1,044
Total other income	$10,565	$14,431	$8,081
Other operating expenses
Origination costs	$4,695	$2,779	$1,196
Technology expense	2,945	2,414	2,740
Charge off of real estate acquired in settlement of loans	1,833	849	749
Rent expense	1,449	996	354
Recruiting, training and travel expenses	1,320	1,223	901
Acquisition costs	886	575	2,213
Depreciation	615	545	47
Marketing expense	595	255	170
Insurance expense	571	412	514
Other	3,030	2,017	1,953
Total other operating expenses	$17,939	$12,065	$10,837

Note 23 – Use of Special Purpose Entities

Special purpose entities, or “SPEs”, are entities designed to fulfill a specific limited need of the entity that organizes it. SPEs are often used to facilitate transactions that involve securitizing financial assets. The objective of such transactions may include obtaining non-recourse financing, obtaining liquidity or refinancing the underlying securitized financial assets on more favorable terms than available on such assets on an un-securitized basis. Securitization involves transferring assets to an SPE to convert all or a portion of those assets into cash before they would have been realized in the normal course of business, through the SPE’s issuance of debt or equity instruments. Investors in an SPE usually have recourse only to the assets in the SPE and, depending on the overall structure of the transaction, may benefit from various forms of credit enhancement, such as over-collateralization in the form of excess assets in the SPE, priority with respect to receipt of cash flows relative to holders of other debt or equity instruments issued by the SPE, or a line of credit or other form of liquidity agreement that is designed with the objective of ensuring that investors receive principal and/or interest cash flow on the investment in accordance with the terms of their investment agreement.

Securitization transactions

Since 2011, the Company has engaged in eight securitization transactions. Under ASC 810, Consolidation, the Operating Partnership is required to consolidate, as a VIE, the SPE/trust that was created to facilitate the transactions and to which the underlying loans in connection with the securitization were transferred. See Note 3 for a discussion of our accounting policies applied to the consolidation of the VIE and transfer of the financial assets in connection with the securitization.

The loans in the securitization trust are comprised of performing and non-performing SBC loans.

On a quarterly basis, the Company completes an analysis to determine whether the VIE should be consolidated. As part of this analysis, the Company’s involvement in the creation of the VIE, including the design and purpose of the VIE and whether such involvement reflects a controlling financial interest that results in the Company being deemed the primary beneficiary of the VIE is considered. In determining whether the Company would be considered the primary beneficiary, the following factors are considered: (i) whether the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE; and (ii) whether the Company has the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. Based on the Company’s evaluation of these factors, including the Company’s involvement in the design of the VIE, it was determined that the Company is required to consolidate the VIE’s created to facilitate the securitization transaction.

For financial statement reporting purposes, since the underlying trust is consolidated, the securitization is effectively viewed as a financing of the loans that were securitized to enable the senior security to be created and sold to a third-party investor. As such, the senior security is presented on the consolidated balance sheets as securitized debt obligations of consolidated VIEs. The third-party beneficial interest holders in the VIE have no recourse against the Company, except that the Company has an obligation to repurchase assets from the VIE in the event that certain representations and warranties in relation to the loans sold to the VIE are breached. In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE. As previously stated, the Company is not obligated to provide, nor has the Company provided, any financial support to these consolidated securitization vehicles.

As of December 31, 2016, the carrying value of the Company’s securitized assets was $655.6 million and $4.1 million, and is presented on the consolidated balance sheet as loans, held-for-investment and real estate acquired in settlement of loans, respectively. December 31, 2015, the carrying value of the Company’s securitized assets was $633.7 million and $5.3 million, and is presented on the consolidated balance sheet as loans, held-for-investment and real estate acquired in settlement of loans, respectively.

The securitization trust receives principal and interest on the underlying loans and distributes those payments to the certificate holders. The assets and other instruments held by the securitization trust are restricted in that they can only be used to fulfill the obligations of the securitization trust. The risks associated with the Company’s involvement with the VIE is limited to the risks and rights as a certificate holder of the securities retained by the Company.

The activities of the trust are substantially set forth in the securitization transaction documents, primarily the loan trust agreement, the trust agreement, the indenture and the securitization servicing agreement (collectively, the “Securitization Agreements”). Neither the trust nor any other entity may sell or replace any assets of the trust except in connection with: (i) certain loan defects or breaches of certain representations and warranties which have a material adverse effect on the value of the related assets; (ii) loan defaults; (iii) certain trust events of default or (iv) an optional termination of the trust, each as specifically permitted under the Securitization Agreements.

Securitized debt

The consolidation of the securitization transactions includes the issuance of senior securities to third parties which are shown as securitized debt obligations of consolidated VIEs on the consolidated balance sheets. The following table presents additional information on the Company’s securitized debt obligations:

	December 31, 2016			December 31, 2015
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(In Thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
Waterfall Victoria Mortgage Trust 2011-SBC2	$24,472	$24,472	5.2%	$28,651	$28,651	5.2%
Sutherland Commercial Mortgage Loans 2015-SBC4	39,464	38,402	3.9	75,470	73,656	4.0
ReadyCap Commercial Mortgage Trust 2014-1	84,320	83,885	3.4	112,368	110,945	3.3
ReadyCap Commercial Mortgage Trust 2015-2	166,232	160,699	4.0	164,701	158,345	4.1
ReadyCap Commercial Mortgage Trust 2016-3	133,774	129,914	3.5	—	—	—
ReadyCap Lending Small Business Trust 2015-1	56,055	55,570	2.0	90,581	89,925	1.7
Total	$504,317	$492,942	3.6%	$471,771	$461,522	3.4%

Repayment of our securitized debt will be dependent upon the cash flows generated by the loans in the securitization trust that collateralize such debt. The actual cash flows from the securitized loans are comprised of coupon interest, scheduled principal payments, prepayments and liquidations of the underlying loans. The actual term of the securitized debt may differ significantly from our estimate given that actual interest collections, mortgage prepayments and/or losses on liquidation of mortgages may differ significantly from those expected.

VIE impact on consolidated financial statements

The following table reflects the assets and liabilities recorded on the consolidated balance sheets:

(In Thousands)	December 31, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$131	$26
Restricted cash	808	1,362
Loans, held-for-investment (net of allowances for loan losses of $3,409 at December 31, 2016 and $4,867 at December 31, 2015)	655,559	633,720
Real estate acquired in settlement of loans	4,103	5,257
Accrued interest	2,835	2,557
Due from servicers	27,660	6,121
Total assets	$691,096	$649,043
Liabilities:
Securitized debt obligations of consolidated VIEs	$492,942	$461,522
Accounts payable and other accrued liabilities	1,554	996
Total liabilities	494,496	462,518
Equity	$196,600	$186,525

The following table reflects the income and expense amounts recorded on our consolidated statements of income related to our consolidated VIEs for the periods the Company operated under operating company accounting.

	Year Ended December 31,
(In Thousands)	2016	2015	2014
Interest income
Loans, held-for-investment	$51,858	$45,393	$9,261
Total interest income	51,858	45,393	9,261
Interest expense
Securitized debt obligations	(17,619)	(11,018)	(3,857)
Total interest expense	(17,619)	(11,018)	(3,857)
Net interest income before provision for loan losses	34,239	34,375	5,404
Provision for loan losses	(1,730)	(3,394)	(3,959)
Net interest income after provision for loan losses	32,509	30,981	1,445
Other income (expense)
Other income	44	74	454
Loan servicing expense	(1,318)	(1,302)	(832)
Professional fees	(43)	(1)	—
Operating expenses	(540)	(275)	—
Total other income (expense)	(1,857)	(1,504)	(378)
Realized gain (loss)
Loans, held-for-investment	722	(600)	1,022
Real estate acquired in settlement of loans	(152)	(197)	(841)
Securitized debt obligations	(249)	(186)	613
Total realized gain (loss)	321	(983)	794
Net Income	$30,973	$28,494	$1,861

Note 24 – Stockholders’ Equity

The Company’s authorized capital stock consists of 500,000,000 shares of common stock, $0.0001 par value per share. As of December 31, 2016 and 2015, 30,549,084 and 25,739,847 shares of common stock were issued and outstanding, respectively.

Preferred stock

The following table presents information with respect to shares of our preferred stock issued in a private offering in January 2014:

Share Issue Date (In Thousands,	Number	Par Value	Per Value of	Additional	Non‑Controlling
except share data)	of Shares	per Share	Shares Issued	Paid-in-Capital	Interests	Net Proceeds
January 30, 2014 – Preferred Offering	125	$1,000	$125,000	$(17,000)	$—	$108,000

The preferred stock was redeemed in full on October 31, 2016.

Common stock dividends

The following table presents cash dividends declared by our board of directors on our common stock from our inception on November 26, 2013 through December 31, 2016:

			Dividend per
Declaration Date	Record Date	Payment Date	Share(a)
May 23, 2014	June 5, 2014	June 17, 2014	$0.19
August 28, 2014	September 10, 2014	September 24, 2014	$0.24
November 13, 2014	November 26, 2014	December 10, 2014	$0.36
December 23, 2014	December 31, 2014	January 21, 2015	$0.36
May 27, 2015	June 10, 2015	June 24, 2015	$0.38
August 21, 2015	August 28, 2015	September 11, 2015	$0.38
November 13, 2015	November 27, 2015	December 11, 2015	$0.42
December 31, 2015	December 31, 2015	January 29, 2016	$0.60
May 20, 2016	June 3, 2016	June 17, 2016	$0.45
August 23, 2016	September 2, 2016	September 16, 2016	$0.45
October 11, 2016	October 14, 2016	October 25, 2016	$0.36
December 21, 2016	December 30, 2016	January 27, 2017	$0.35

(a)	Retrospectively adjusted for the equivalent number of shares after reverse acquisition

Incentive fee stock issuance

On January 8, 2016, the Company issued 27,199 shares at $17.74 per share to the Manager for the incentive distribution fee earned for the second and third quarters of 2015. As discussed above, the Manager is entitled to an incentive distribution fee as defined in the Management Agreement. Note that the number of shares have been retroactively adjusted for the equivalent number of shares after the reverse acquisition.

Stock incentive plan

In connection with the reverse merger, the Company adopted ZFC Financial’s 2012 equity incentive plan (“the 2012 Plan”). The Plan authorizes the Compensation Committee to approve grants of equity-based awards to our officers, directors, and employees of the Manager and its affiliates. The equity incentive plan provides for grants of equity-based awards up to an aggregate of 5% of the shares of the Company’s common stock issued and outstanding from time to time on a fully diluted basis. No awards were issued in connection with our private offering of shares of common stock as of December 31, 2016.

Note 25 – Earnings per Common Share

The following table provides a reconciliation of both net income and the number of common shares used in the computation of basic income per share. This reconciliation has been retrospectively adjusted for the equivalent number of shares after the reverse acquisition.

	Year Ended December 31,
(In Thousands)	2016	2015	2014
Basic and diluted earnings per common share:
Net income from continued operations	$55,564	$45,421	$35,393
Income (loss) from discontinued operations	(2,158)	(653)	(2,671)
Less:
Non-controlling interest	4,237	4,385	3,385
Net income (loss) allocated to common shareholders	$49,169	$40,383	$29,337
Basic and diluted weighted average common shares outstanding	26,647,981	25,287,277	24,595,199
Earnings (loss) per share
Continuing operations	$1.93	$1.62	$1.30
Discontinued operations	$(0.08)	$(0.03)	$(0.11)

   Certain investors own OP Units in the Operating Partnership. An OP Unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. OP unit holders have the right to redeem their OP Units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP Unit. When an OP unit holder redeems an OP Unit, non-controlling interests in the Operating Partnership is reduced and the Company's equity is increased. At December 31, 2016, December 31, 2015 and December 31, 2014, the non-controlling interest OP unit holders owned 2,349,561, 2,268,120, and 2,839,749, OP units, respectively, or 7.1%, 8.1%, and 10.4% of the OP Units issued by the Operating Partnership.

Note 26 – Segment Reporting

The Company operates in four reportable segments: i) Loan Acquisitions, ii) SBC Conventional Originations, iii) SBA Originations, Acquisitions and Servicing, and iv) Residential Mortgage Banking.

Through the Loan Acquisitions segment, the Company acquires performing and non-performing SBC loans and intends to continue to acquire these loans as part of the Company’s business strategy.

Through the SBC Conventional Originations segment, the Company originates SBC loans secured by stabilized or transitional investor properties using multiple loan origination channels. Additionally, as part of this segment, we originate and service multi-family loan products under the Freddie Mac program.

Through the SBA Originations, Acquisitions, and Servicing segment, the Company acquires, originates and services owner-occupied loans guaranteed by the SBA under the SBA Section 7(a) Program.

Through the Residential Mortgage Banking segment, the Company originates residential mortgage loans eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, USDA and VA through retail, correspondent and broker channels.

In accordance with ASC 280, Segment Reporting, the Company has not included discontinued operations in the segment reporting. The Company uses segment net income or loss from continuing operations as the measure of profitability of its reportable segments.

Reportable segments for the year ended December 31, 2016 are summarized in the below table.

		SBC	SBA Originations,	Residential
	Loan	Conventional	Acquisitions,	Mortgage
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Consolidated
Interest income
Loans, held-for-investment	$67,345	$3,287	$46,417	$—	$117,049
Loans, held at fair value	2,230	11,227	—	—	13,457
Loans, held for sale, at fair value	299	619	—	709	1,627
Mortgage backed securities, at fair value	4,890	—	—	—	4,890
Total interest income	$74,764	15,133	$46,417	$709	$137,023
Interest expense
Borrowings under credit facilities	(6,827)	(143)	(1,968)	(557)	(9,495)
Promissory note payable	(164)	—	—	—	(164)
Securitized debt obligations	(16,161)	—	(1,458)	—	(17,619)
Borrowings under repurchase agreements	(9,280)	(7,064)	—	—	(16,344)
Guaranteed loan financing	—	—	(13,971)	—	(13,971)
Exchangeable senior notes	(179)	—	—	—	(179)
Total interest expense	$(32,611)	$(7,207)	$(17,397)	$(557)	$(57,772)
Net interest income before provision for loan losses	$42,153	$7,926	$29,020	$152	$79,251
Provision for loan losses	(6,484)	(21)	(1,314)	—	(7,819)
Net interest income after provision for loan losses	$35,669	$7,905	$27,706	$152	$71,432
Other income (expense)
Other income (expense)	$4,377	$3,597	$1,176	$1,415	$10,565
Servicing income	47	520	5,555	2,536	8,658
Gain on bargain purchase	15,218	—	—	—	15,218
Employee compensation and benefits	(337)	(9,359)	(9,391)	(5,578)	(24,665)
Allocated employee compensation and benefits from related party	(1,642)	(1,220)	(806)	—	(3,668)
Professional fees	(8,549)	(1,537)	(3,693)	359	(13,420)
Management fees – related party	(4,521)	(1,480)	(1,294)	(137)	(7,432)
Loan servicing expense	(3,356)	(735)	479	(999)	(4,611)
Other operating expenses	(5,606)	(6,864)	(3,798)	(1,671)	(17,939)
Total other income (expense)	$(4,369)	$(17,078)	$(11,772)	$(4,075)	$(37,294)
Net realized (loss) gain on financial instruments	(1,067)	3,378	4,603	9,082	15,996
Net unrealized gain on financial instruments	4,190	6,830	—	4,061	15,081
Net income before income tax provisions	$34,423	$1,035	$20,537	$9,220	$65,215
Provisions for income taxes	256	1,102	(7,453)	(3,556)	(9,651)
Net income	$34,679	$2,137	$13,084	$5,664	$55,564
Loss from discontinued operations					(2,158)
Net income					$53,406
Less: Net income attributable to non-controlling interests					4,237
Net income attributable to Sutherland Asset Management Corporation					$49,169
Total Assets	$1,484,772	$170,161	$597,193	$353,141	$2,605,267

Reportable segments for the year ended December 31, 2015 are summarized in the below table.

		SBC	SBA Originations,
	Loan	Conventional	Acquisitions,
(In Thousands)	Acquisitions	Originations	and Servicing	Consolidated
Interest income
Loans, held-for-investment	$65,937	$162	$54,565	$120,664
Loans, held at fair value	3,791	12,379	40	16,210
Loans, held for sale, at fair value	—	—	—	—
Mortgage backed securities, at fair value	12,081	—	—	12,081
Total interest income	$81,809	$12,541	$54,605	$148,955
Interest expense
Borrowings under credit facilities	(3,249)	—	(4,945)	(8,194)
Securitized debt obligations of consolidated VIEs	(10,036)	—	(982)	(11,018)
Borrowings under repurchase agreements	(11,482)	(4,805)	—	(16,287)
Guaranteed loan financing	—	—	(12,307)	(12,307)
Total interest expense	$(24,767)	$(4,805)	$(18,234)	$(47,806)
Net interest income before provision for loan losses	$57,042	$7,736	$36,371	$101,149
Provision for loan losses	(13,153)	—	(6,490)	(19,643)
Net interest income after provision for loan losses	$43,889	$7,736	$29,881	$81,506
Other income (expense)
Other income	$2,021	$2,273	$10,137	$14,431
Servicing income	418	152	4,563	5,133
Employee compensation and benefits	—	(9,291)	(9,510)	(18,801)
Allocated employee compensation and benefits from related party	(1,944)	(1,204)	(175)	(3,323)
Professional fees	(2,757)	(879)	(3,318)	(6,954)
Management fees – related party	(4,170)	(1,681)	(1,409)	(7,260)
Incentive fees – related party	(488)	(1)	(476)	(965)
Loan servicing (expense) income	(5,210)	(625)	1,451	(4,384)
Other operating expenses	(3,090)	(5,573)	(3,402)	(12,065)
Total other income (expense)	$(15,220)	$(16,829)	$(2,139)	$(34,188)
Net realized gain (loss) on financial instruments	2,048	(3,184)	1,317	181
Net unrealized (loss) gain on financial instruments	(4,474)	10,206	—	5,732
Net income before income tax provisions	$26,243	$(2,071)	$29,059	$53,231
Provisions for income taxes	—	2,011	(9,821)	(7,810)
Net income from continuing operations	$26,243	$(60)	$19,238	$45,421
Loss from discontinued operations				(653)
Net income				$44,768
Less: Net income attributable to non-controlling interests				4,385
Net income attributable to Sutherland Asset Management Corporation				$40,383
Total Assets	$1,383,289	$190,036	$745,131	$2,318,456

Reportable segments for the year ended December 31, 2014 are summarized in the below table.

		SBC	SBA Originations,
	Loan	Conventional	Acquisitions,
(In Thousands)	Acquisitions	Originations	and Servicing	Consolidated
Interest income
Loans, held-for-investment	$45,071	$587	$30,420	$76,078
Loans, held at fair value	877	11,163	—	12,040
Loans, held for sale, at fair value	—	—	—	—
Mortgage backed securities, at fair value	4,829	—	—	4,829
Total interest income	$50,777	$11,750	$30,420	$92,947
Interest expense
Borrowings under credit facilities	(1,340)	(4,059)	(3,459)	(8,858)
Securitized debt obligations of consolidated VIEs	(3,857)	—	—	(3,857)
Borrowings under repurchase agreements	(4,151)	(103)	—	(4,254)
Guaranteed loan financing	—	—	(2,276)	(2,276)
Total interest expense	$(9,348)	$(4,162)	$(5,735)	$(19,245)
Net interest income before provision for loan losses	$41,429	$7,588	$24,685	$73,702
Provision for loan losses	(10,205)	—	(1,592)	(11,797)
Net interest income after provision for loan losses	$31,224	$7,588	$23,093	$61,905
Other income (expense)
Other income	$418	$3,824	$3,839	$8,081
Servicing income	656	—	1,800	2,456
Employee compensation and benefits	—	(8,044)	(4,747)	(12,791)
Allocated employee compensation and benefits from related party	(1,078)	(1,018)	(268)	(2,364)
Professional fees	(2,972)	(723)	(2,644)	(6,339)
Management fees – related party	(3,800)	(1,824)	(1,395)	(7,019)
Incentive fees – related party	—	—	—	—
Loan servicing expense	(9,521)	(231)	(548)	(10,300)
Operating expenses	(1,990)	(3,692)	(5,155)	(10,837)
Total other income (expense)	$(18,287)	$(11,708)	$(9,118)	$(39,113)
Net realized gain (loss) on financial instruments	8,521	(3,134)	1,650	7,037
Net unrealized gain on financial instruments	635	5,826	—	6,461
Net income (loss) before income tax provisions	$22,093	$(1,428)	$15,625	$36,290
Provisions for income taxes	—	(897)	—	(897)
Net income (loss) from continuing operations	$22,093	$(2,325)	$15,625	$35,393
Loss from discontinued operations				(2,671)
Net income				$32,722
Less: Net income attributable to non-controlling interests				3,385
Net income attributable to Sutherland Asset Management Corporation				$29,337
Total Assets	$1,167,172	$95,927	$409,022	$1,672,121

Note 27 – Discontinued Operations

In the fourth quarter of 2015, the Company commenced marketing the potential sale of Silverthread. Silverthread engages in real estate brokerage and advisory services. In the fourth quarter of 2015, the Company determined Silverthread should be classified as held-for-sale due to management’s intent to sell the segment, the availability and active marketing of the segment for immediate sale and the high probability of a successful sale. The Company concluded that it would not receive continuing cash flows from Silverthread and there would be no continuing involvement by the Company. Additionally, the sale of Silverthread represents a complete exit from the real estate brokerage business. The Company has concluded that the exit from the real estate brokerage business results in a strategic shift in the operations of the Company. Therefore, the Company has included Silverthread in discontinued operations.

The sale of the Silverthread closed in May of 2016, with an effective economic date of March 1, 2016. We negotiated an agreement with the buyer to receive $4.0 million. $1.7 million of which was received in early March of 2017.  The remaining balance is expected at the end of March 2017. The net estimated receivable of $4.0 million is included in Receivable from Third Parties on the Consolidated Balance Sheet as of December 31, 2016.  The operating results during the year ended December 31, 2016 did not have a material impact on our consolidated financial statements.

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued segment that are separately presented on the consolidated balance sheets.

(In Thousands)	December 31, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$—	$1,073
Other assets:
Sales commission receivable	—	3,261
Fixed assets	—	1,060
Prepaid insurance expense	—	37
Security deposit	—	99
Other	—	207
Goodwill	—	5,588
Total Assets	$—	$11,325
Liabilities:
Accrued salaries, wages and commissions	—	2,783
Accounts payable and other accrued liabilities
Contingent liabilities related to business combinations	—	3,424
Other	—	679
Total Liabilities	$—	$6,886

The primary components of discontinued operations are detailed in the table below:

	For the Year Ended December 31,
(In Thousands)	2016	2015	2014
Other income (expense)
Commission income	$2,984	$16,208	$14,641
Property management income	263	2,034	1,802
Other	16	386	353
Total other income	3,263	18,628	16,796
Employee compensation and benefits	(1,071)	(5,038)	(4,921)
Professional fees	(138)	(599)	(470)
Management fees – related party	—	—	(54)
Operating expenses
Acquisition costs	—	—	(379)
Commission expense	(1,844)	(10,596)	(9,236)
Technology expense	(171)	(871)	(458)
Rent expense	(268)	(1,607)	(965)
Tax expense	(3)	(33)	(19)
Recruiting, training, and travel expenses	(46)	(164)	(399)
Marketing expense	(29)	(70)	(624)
Insurance expense	—	—	(98)
Other	(536)	(3,103)	(1,844)
Total other operating expenses	$(2,897)	$(16,444)	$(14,022)
Loss on sale	(2,695)	(1,650)	—
Loss before income tax benefit	(3,538)	(5,103)	(2,671)
Income tax benefit	1,380	4,450	—
Loss on discontinued operations presented on the statements of income	$(2,158)	$(653)	$(2,671)

Note 28 – Quarterly Financial Data (Unaudited)

      The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations (amounts in thousands, except per share amounts):

	March 31	June 30	September 30	December 31
2016
Interest income	$37,866	$34,526	$31,890	$32,741
Net interest income after provision for loan losses	$21,381	$18,864	$17,305	$13,882
Other income (expense)	$(9,685)	$(12,332)	$(11,863)	$2,703
Net income from continuing operations	$9,390	$8,724	$9,569	$27,881
Net income	$9,039	$8,724	$9,569	$26,074
Net income attributable to Sutherland Asset Management Corporation	$8,302	$8,021	$8,792	$24,054
Earnings per share - Basic and diluted (1)	$0.32	$0.31	$0.34	$0.83

2015
Interest income	$32,380	$38,117	$39,646	$38,812
Net interest income after provision for loan losses	$19,282	$18,643	$21,930	$21,651
Other income (expense)	$(7,050)	$(9,148)	$(8,821)	$(9,169)
Net income from continuing operations	$10,765	$11,024	$13,091	$10,541
Net income	$9,838	$12,733	$13,278	$8,919
Net income attributable to Sutherland Asset Management Corporation	$8,744	$11,408	$11,985	$8,246
Earnings per share - Basic and diluted (1)	$0.36	$0.46	$0.48	$0.32
(1) Retroactively adjusted for the equivalent number of shares after reverse acquisition using an exchange rate of 0.8356

Annual EPS may not equal the sum of each quarter’s EPS due to rounding and other computational factors.

Note 29 – Subsequent Events

On February 13, 2017 the ReadyCap Holdings LLC, a subsidiary of the Company, issued $75.0 million in 7.50% Senior Secured Notes (“the Notes”). Payments of the amounts due on the Notes are fully and unconditionally guaranteed by the Company and its subsidiaries: Sutherland Partners LP, Sutherland Asset I, LLC and ReadyCap Commercial, LLC.  Interest on the Notes is payable semiannually on each February 15 and August 15, beginning on August 15, 2017. The Notes will mature on February 15, 2022, unless redeemed or repurchased prior to such date.

Also in February 2017, the Company negotiated an agreement with the buyer of Silverthread for net proceeds of $4.0 million. $1.7 million of which was received in early March. The remaining balance is expected at the end of March 2017.

In February 2017, the Company extended its borrowings under repurchase agreement with Deutsche Bank AG through February 14, 2018. The Third Amended and Restated Master Repurchase agreement has a $275 million maximum advance amount and a pricing rate of LIBOR plus 2.5% through 3.25% depending on asset type.

In January 2017, the Company extended its borrowings under its repurchase agreement with UBS through November 24, 2017. The Amended and Restated Master Repurchase agreement has a maximum advance amount of $65 million and a pricing rate of LIBOR plus 2.3%.

The Company evaluated subsequent events from December 31, 2016 through March 15, 2017, the date the consolidated financial statements were issued. No other subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

Sutherland Asset Management Corporation

Schedule IV – Mortgage Loans on Real Estate

December 31, 2016

   There are no individual loans that exceed 1% of the total carrying amount of all mortgages. For applicable information on our loan portfolio for the years ended December 31, 2016 and December 31, 2015, such as description, interest rates, maturities, payment terms, face amount, carrying amount, delinquencies, and geographic locations, refer to the loan disclosures in Note 7 of our Consolidated Financial Statements.

Reconciliation of mortgage loans on real estate:

   The following tables reconcile mortgage loans on real estate from December 31, 2015 to December 31, 2016 ($ in thousands):

	Loans, held-for-investment	Loans, held at fair value	Loans, held for sale, at fair value	Total Loan Receivables

Balance at December 31, 2015	$1,560,938	$155,134	$-	$1,716,072
Origination of loan receivables	167,516	147,823	621,343	936,682
Purchases of loan receivables	98,683	-		98,683
Loans acquired in connection with reverse merger	-	-	189,197	189,197
Proceeds from disposition and principal payment of loan receivables	(440,294)	(39,671)	(645,954)	(1,125,919)
Net realized gain (loss) on sale of loan receivables	6,343	6	14,342	20,691
Net unrealized gain (loss) on loan receivables	-	4,131	(2,982)	1,149
Non-cash proceeds on creation of MSR	(951)		(5,166)	(6,117)
Accretion/amortization of discount, premium and other fees	26,809	-	-	26,809
Transfers	173,863	(185,831)	11,017	(951)
Provision for loan losses	(7,819)	-	-	(7,819)
Balance at December 31, 2016	$1,585,088	$81,592	$181,797	$1,848,477

	Loans, held-for-investment	Loans, held at fair value	Loans, held for sale, at fair value	Total Loan Receivables

Balance at December 31, 2014	$917,482	$170,014	$-	$1,087,496
Origination of loan receivables	105,838	346,442	-	452,280
Purchases of loan receivables	172,097	-	-	172,097
Proceeds from disposition and principal payment of loan receivables	(342,807)	(145,804)	-	(488,611)
Net realized gain (loss) on sale of loan receivables	2,888	1,990	-	4,878
Net unrealized gain (loss) on loan receivables	-	9,327	-	9,327
Non-cash proceeds on creation of MSR	-	(1,024)	-	(1,024)
Accretion/amortization of discount, premium and other fees	32,987	-	-	32,987
Loans brought on books as a result of the ReadyCap Lending Small Business Trust 2015-1 Securitization	474,198	-		474,198
Transfers	217,898	(225,811)	-	(7,913)
Provision for loan losses	(19,643)	-	-	(19,643)
Balance at December 31, 2015	$1,560,938	$155,134	$-	$1,716,072

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, the Company’s management believes that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria.

There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information.

None noted.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information regarding our executive officers required by Item 401 of Regulation S-K is located under Part I, Item 1 within the caption "Executive Officers of the Company" of this Form 10-K.

The information regarding our directors and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our 2017 annual meeting of stockholders (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2016.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.

The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.

The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.

Item 11.  Executive Compensation.

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on our equity compensation plan information and beneficial ownership required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.

Item 14.  Principal Accountant Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Documents filed as part of the report

The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements:

Our consolidated financial statements, together with the independent registered public accounting firm's report thereon, are set forth on pages 105 through 172 of this annual report on Form 10-K and are incorporated herein by reference.  See Item 8, "Financial Statements and Supplementary Data," filed herewith, for a list of financial statements.

(2)	Financial Statement Schedule:

All financial statement schedules have been omitted because the required information is not applicable or deemed not material, or the required information is presented in the consolidated financial statements and/or in the notes to consolidated financial statements filed in response to Item 8 of this annual report on Form 10-K.

(3)	Exhibits Files:

Exhibit number	Exhibit description
2.1*

Agreement and Plan of Merger, dated as of April 6, 2016, by and among ZAIS Financial Corp., ZAIS Financial Partners, L.P., ZAIS Merger Sub, LLC, Sutherland Asset Management Corporation and Sutherland Partners, L.P. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed April 7, 2016)

2.2*

Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 9, 2016, by and among ZAIS Financial Corp., ZAIS Financial Partners, L.P., ZAIS Merger Sub, LLC, Sutherland Asset Management Corporation and Sutherland Partners, L.P. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed May 9, 2016)

2.3*

Amendment No. 2 to the Agreement and Plan of Merger, dated as of August 4, 2016, by and among ZAIS Financial Corp., ZAIS Financial Partners, L.P., ZAIS Merger Sub, LLC, Sutherland Asset Management Corporation and Sutherland Partners, L.P. (incorporated by reference to Exhibit 2.3 of the Registrant's Current Report on Form 8-K filed November 4, 2016)

3.1*	Articles of Amendment and Restatement of ZAIS Financial Corp. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-185938)

3.2*	Articles Supplementary of ZAIS Financial Corp. (incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-185938)

3.3*	Articles of Amendment and Restatement of Sutherland Asset Management Corporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 4, 2016)

3.4*	Amended and Restated Bylaws of ZAIS Financial Corp. (incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K filed on March 13, 2014)
3.5	Amended and Restated Bylaws of Sutherland Asset Management Corporation

4.1	Specimen Common Stock Certificate of Sutherland Asset Management Corporation

10.1	Master Repurchase Agreement, dated May 8, 2014, between Waterfall Commercial Depositor LLC, Sutherland Asset I, LLC and Citibank, N.A.

10.2	Amendment Number Four to the Master Repurchase Agreement, dated June 17, 2016, between Waterfall Commercial Depositor LLC, Sutherland Asset I, LLC and Citibank, N.A.

10.3*

Agreement and Plan of Merger dated August 5, 2014, by and among ZFC Honeybee TRS, LLC, ZFC Honeybee Acquisitions, LLC, GMFS LLC, Honeyrep, LLC, solely in its capacity as the Securityholder Representative and ZAIS Financial Corp., as guarantor (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on August 6, 2014)

10.4	Master Loan and Security Agreement, dated June 27, 2014, by and among ReadyCap Lending, LLC, Sutherland Asset I, LLC, Sutherland Asset Management Corporation and JPMorgan Chase Bank, N.A.

10.5*

Termination Agreement, dated as of April 6, 2016, among ZAIS Financial Corp., ZAIS Financial Partners, L.P., ZAIS Asset I, LLC, ZAIS Asset II, LLC, ZAIS Asset III, LLC, ZAIS Asset IV, LLC, ZFC Funding, Inc., ZFC Trust, ZFC Trust TRS I, LLC, ZAIS REIT Management, LLC and Sutherland Asset Management Corporation (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed April 7, 2016)

10.6*

Amended and Restated Management Agreement, dated as of May 9, 2016, among ZAIS Financial Corp, ZAIS Financial Partners, L.P., ZAIS Merger Sub, LLC, Sutherland Asset I, LLC, Sutherland Asset II, LLC, SAMC REO 2013-01, LLC, ZAIS Asset I, LLC, ZAIS Asset II, LLC, ZAIS Asset III, LLC, ZAIS Asset IV, LLC, ZFC Funding, Inc., ZFC Trust, ZFC Trust TRS I, LLC, and Waterfall Asset Management, LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed May 9, 2016)

10.7	Master Repurchase Agreement, dated June 30, 2016, by and among Sutherland Asset I, LLC, Sutherland 2016-1 JPM Grantor Trust, Sutherland Asset Management Corporation and JPMorgan Chase Bank, N.A.

10.8*

Amended and Restated Agreement of Limited Partnership of Sutherland Partners, L.P., dated as of October 31, 2016, by and among Sutherland Asset Management Corporation, as General Partner, and the limited partners listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed November 4, 2016)

10.9*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed November 4, 2016)

10.10*	Sutherland Asset Management Corporation 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K filed November 4, 2016)

10.11*

Third Amended and Restated Master Repurchase Agreement, dated as of February 14, 2017, by and among ReadyCap Commercial, LLC, Sutherland Warehouse Trust II, Sutherland Asset I, LLC, as sellers, U.S. Bank National Association, as depository and paying agent and Deutsche Bank AG, Cayman Island Branch, as buyer (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed February 21, 2017)

10.12*

Second Amended and Restated Guaranty, dated as of October 31, 2016, from Sutherland Partners, L.P. to Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed February 21, 2017)

21.1	List of Subsidiaries of Sutherland Asset Management Corporation

23.1	Consent of Deloitte & Touche LLP

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

Sutherland Asset Management Corporation

Date: March 15, 2017	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board and Chief Executive
Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Thomas E. Capasse, Jack J. Ross and Frederick C. Herbst, and each of them, with full power to act without the other, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2017	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board and Chief Executive
Officer
(Principal Executive Officer)

Date: March 15, 2017	By:	/s/ Jack J. Ross
Jack J. Ross
President and Director

Date: March 15, 2017	By:	/s/ Frederick C. Herbst
Frederick C. Herbst
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: March 15, 2017	By:	/s/ Frank P. Filipps
Frank P. Filipps
Director

Date: March 15, 2017	By:	/s/ Todd M. Sinai
Todd M. Sinai
Director

Date: March 15, 2017	By:	/s/ J. Mitchell Reese
J. Mitchell Reese
Director

Date: March 15, 2017	By:	/s/ David Holman
David Holman
Director