Form 10-Q
period 2017-03-31
Sutherland Asset Management Corp
filed 2017-05-10
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Commission File Number:  001‑35808

SUTHERLAND ASSET MANAGEMENT CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland	90‑0729143
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1140 Avenue of the Americas, 7th Floor, New York, NY 10036

(Address of Principal Executive Offices, Including Zip Code)

(212) 257-4600

(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒		(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

The Company has 30,824,946 shares of common stock, par value $0.0001 per share, outstanding as of May 9, 2017.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SUTHERLAND ASSET MANAGEMENT CORPORATION

Unaudited CONSOLIDATED BALANCE SHEETS

(In Thousands)	March 31, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$40,000	$59,566
Restricted cash	19,772	20,190
Short-term investments	239,856	319,984
Loans, held-for-investment (net of allowances for loan losses of $12,610 at March 31, 2017 and $12,721 at December 31, 2016)	926,106	929,529
Loans, held at fair value	107,691	81,592
Loans, held for sale, at fair value	152,231	181,797
Mortgage backed securities, at fair value	31,365	32,391
Loans eligible for repurchase from Ginnie Mae	117,229	137,986
Derivative instruments, at fair value	4,351	5,785
Servicing rights	20,372	22,478
Residential mortgage servicing rights, at fair value	64,625	61,376
Receivable from third parties	111,221	7,220
Other assets	60,938	54,277
Assets of consolidated VIEs	631,765	691,096
Total Assets	$2,527,522	$2,605,267
Liabilities:
Borrowings under credit facilities	266,323	326,610
Promissory note payable	7,046	7,378
Securitized debt obligations of consolidated VIEs	434,055	492,942
Borrowings under repurchase agreements	632,951	600,852
Senior secured note	73,390	—
Guaranteed loan financing	361,916	390,555
Contingent consideration	8,841	14,487
Liabilities for loans eligible for repurchase from Ginnie Mae	117,229	137,986
Derivative instruments, at fair value	619	643
Dividends payable	12,162	11,505
Accounts payable and other accrued liabilities	63,130	70,207
Total Liabilities	$1,977,662	$2,053,165
Stockholders’ Equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 30,549,084 and 30,549,084 shares issued and outstanding, respectively	3	3
Additional paid-in capital	513,658	513,295
Retained deficit	(2,648)	(201)
Total Sutherland Asset Management Corporation equity	511,013	513,097
Non-controlling interests	38,847	39,005
Total Stockholders’ Equity	$549,860	$552,102
Total Liabilities and Stockholders’ Equity	$2,527,522	$2,605,267

See Notes To Unaudited Consolidated Financial Statements

SUTHERLAND ASSET MANAGEMENT CORPORATION

Unaudited CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In Thousands, except share data)	2017	2016
Interest income
Loans, held-for-investment	$30,101	$32,332
Loans, held at fair value	1,626	3,362
Loans, held for sale, at fair value	1,434	—
Mortgage backed securities, at fair value	723	2,173
Total interest income	33,884	37,867
Interest expense
Securitized debt obligations of consolidated VIEs	(5,122)	(4,541)
Borrowings under repurchase agreements	(4,221)	(3,859)
Guaranteed loan financing	(3,264)	(3,949)
Borrowings under credit facilities	(2,976)	(1,952)
Senior secured note	(790)	—
Promissory note payable	(68)	—
Total interest expense	(16,441)	(14,301)
Net interest income before provision for loan losses	17,443	23,566
Provision for loan losses	(1,232)	(2,184)
Net interest income after provision for loan losses	16,211	21,382
Other income (expense)
Other income	2,702	2,308
Servicing income, net of amortization and impairment of $2,765 and $1,212 respectively	4,442	1,413
Employee compensation and benefits	(13,464)	(5,070)
Allocated employee compensation and benefits from related party	(1,012)	(900)
Professional fees	(2,159)	(1,776)
Management fees – related party	(1,977)	(1,838)
Loan servicing expense	(1,513)	(876)
Other operating expenses	(12,508)	(3,863)
Total other income (expense)	(25,489)	(10,602)
Net realized gain on financial instruments	20,261	191
Net unrealized loss on financial instruments	(392)	(336)
Income from continued operations before income tax provisions	10,591	10,635
Provision for income taxes	(1,034)	(1,171)
Net income from continuing operations	9,557	9,464
Discontinued operations
Loss from discontinued operations (including loss on disposal of $267 in in the three months ended March 31, 2016)	—	(576)
Income tax benefit	—	225
Loss from discontinued operations	—	(351)
Net income	9,557	9,113
Less: Net income attributable to non-controlling interest	701	737
Net income attributable to Sutherland Asset Management Corporation	$8,856	$8,376
Basic and diluted earnings (loss) per share:
Continuing operations	$0.29	$0.34
Discontinued operations	$—	$(0.01)
Basic and diluted weighted-average shares outstanding	30,549,806	25,764,953
Dividends declared per share of common stock	$0.37	$—

See Notes To Unaudited Consolidated Financial Statements

SUTHERLAND ASSET MANAGEMENT CORPORATION

Unaudited CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Retained	Total Sutherland
	Common Stock		Preferred Stock		Additional Paid-	Earnings	Asset Management	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	Shares	Par Value	In Capital	(Deficit)	Corporation equity	Interests	Equity
Balance at January 1, 2016	25,739,847	$2	125	$125	$447,093	$(5,899)	$441,321	$38,892	$480,213
Incentive shares issued	27,199	—	—	—	482	—	482	—	482
Net Income	—	—	—	—	—	8,376	8,376	737	9,113
Balance at March 31, 2016	25,767,045	$2	125	$125	$447,575	$2,477	$450,179	$39,629	$489,808

						Retained	Total Sutherland
	Common Stock		Preferred Stock		Additional Paid-	Earnings	Asset Management	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	Shares	Par Value	In Capital	(Deficit)	Corporation equity	Interests	Equity
Balance at January 1, 2017	30,549,084	$3	—	$—	$513,295	$(201)	$513,097	$39,005	$552,102
Dividend declared on common stock ($0.37 per share)	—	—	—	—	—	(11,303)	(11,303)	—	(11,303)
Dividend declared on OP units	—	—	—	—	—	—	—	(859)	(859)
Stock-based compensation	—	—	—	—	363	—	363	—	363
Net Income	—	—	—	—	—	8,856	8,856	701	9,557
Balance at March 31, 2017	30,549,084	$3	—	$—	$513,658	$(2,648)	$511,013	$38,847	$549,860

See Notes To Unaudited Consolidated Financial Statements

SUTHERLAND ASSET MANAGEMENT CORPORATION

Unaudited CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
(In Thousands)	2017	2016
Cash Flows From Operating Activities:
Net income	$9,557	$9,113
Less: Net loss from discontinued operations	—	(351)
Net income from continuing operations	9,557	9,464
Adjustments to reconcile net income to net cash provided
(used in) operating activities:
Discount accretion and premium amortization of financial instruments, net	(2,476)	(7,739)
Amortization of guaranteed loan financing, deferred financing costs, and intangible assets	4,948	5,266
Provision for loan losses	1,232	2,184
Charge off of real estate acquired in settlement of loans	103	567
Decrease in repair and denial reserve	(263)	(1,462)
Purchase of short-term investments and trading securities	(639,481)	(249,957)
Proceeds from sale of short-term investments and trading securities	719,948	249,996
Net settlement of derivative instruments	(225)	(567)
Purchase of loans, held for sale, at fair value	(5,909)	—
Origination of loans, held for sale, at fair value	(530,662)	—
Proceeds from disposition and principal payments of loans, held for sale, at fair value	584,159	—
Net realized gains on financial instruments	(20,261)	(191)
Net unrealized losses on financial instruments	392	336
Net changes in operating assets and liabilities
Assets of consolidated VIEs, accrued interest and due from servicers	24,675	607
Receivable from third parties	(104,001)	186
Other assets	(5,832)	(7,738)
Accounts payable and other accrued liabilities	(11,742)	(3,170)
Net cash provided by (used in) operating activities	24,162	(2,218)
Net cash provided by (used in) operating activities of discontinued operations	—	(1,149)
Cash Flow From Investing Activities:
Origination of loans, held at fair value	(27,499)	(109,052)
Purchase of loans, held-for-investment	(5,577)	—
Origination of loans, held-for-investment	(71,272)	(118,555)
Purchase of mortgage backed securities, at fair value	—	(8,544)
Payment of liability under participation agreements	(487)	(454)
Proceeds from disposition and principal payment of loans, held at fair value	2,057	91,719
Proceeds from disposition and principal payment of loans, held-for-investment	115,648	179,161
Proceeds from sale and principal payment of mortgage backed securities, at fair value	1,224	103,957
Proceeds from sale of real estate	577	2,460
Decrease/(Increase) in restricted cash	628	(1,838)
Net cash provided by (used in) investing activities	15,299	138,854
Cash Flows From Financing Activities:
Proceeds from borrowings under credit facilities	589,485	4,789
Proceeds from borrowings under repurchase agreements	1,144,461	957,090
Proceeds from senior secured note offering	75,000	—
Payment of borrowings under credit facilities	(649,772)	(18,694)
Payments of securitized debt obligations of consolidated VIEs	(59,722)	(27,284)
Payment of borrowings under repurchase agreements	(1,112,362)	(986,614)
Payment of guaranteed loan financing	(31,903)	(32,519)
Payment of promissory note payable	(332)	—
Payment of deferred financing costs	(2,377)	(528)
Dividend payments on common stock	(11,505)	(13,366)
Net cash provided by (used in) financing activities	(59,027)	(117,126)
Net increase (decrease) in cash and cash equivalents	(19,566)	18,361
Cash and cash equivalents at beginning of period	59,566	41,569
Cash and cash equivalents at end of period	$40,000	$59,930

Supplemental disclosure of operating cash flow
Cash paid for interest	$14,632	$13,569
Cash paid for taxes	$480	$1,820

Supplemental disclosure of non-cash investing activities
Loans transferred from Loans, held for sale, at fair value to Loans, held-for-investment	$331	$—
Loans transferred from Loans, held-for-investment to Loans, held for sale, at fair value	$3,021	$—

Supplemental disclosure of non-cash financing activities
Incentive shares issued	$—	$482
Stock based compensation	$363	$—

See Notes to Unaudited Consolidated Financial Statements

SUTHERLAND ASSET MANAGEMENT CORPORATION

NOTES TO the CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Organization

Sutherland Asset Management Corporation (the “Company” or “Sutherland” and together with its subsidiaries “we,” “us” and “our”) is a Maryland corporation. On October 31, 2016, we completed our path to becoming a publicly traded company through our merger with and into a subsidiary of ZAIS Financial, with ZAIS Financial legally surviving the merger and changing its name to Sutherland Asset Management Corporation. On November 1, 2016, we began trading on the New York Stock Exchange (“NYSE”) under ticker symbol “SLD”. See further discussion in Note 5, Business Combinations.

The Company is externally managed and advised by Waterfall Asset Management, LLC (“Waterfall” or the “Manager”), an investment advisor registered with the United States Securities and Exchange Commission under the Investment Advisors Act of 1940, as amended.

Sutherland Partners, LP (the “Operating Partnership”) holds substantially all of our assets and conducts substantially all of our business. As of March 31, 2017 and December 31, 2016, the Company owned approximately 92.9% of the operating partnership units (“OP units”) of the Operating Partnership. The Company, as sole general partner of the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Therefore, the Company consolidates the Operating Partnership.

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

The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with its first taxable year ended December 31, 2011. To maintain its tax status as a REIT, the Company distributes at least 90% of its taxable income in the form of distributions to shareholders.

In the fourth quarter of 2015, the Company determined Silverthread Falls, LLC (“Silverthread”), a brokerage subsidiary, was classified as held-for-sale due to management’s intent to sell the business, and the Company has included Silverthread in discontinued operations. The trade date of the Silverthread sale was February 28, 2016 and the closing occurred in May of 2016.

Note 2 – Basis of Presentation

The unaudited consolidated financial statements presented herein are as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016.  These unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”)—as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the U.S. Securities and Exchange Commission.

Per ASC 805-40-45-1, we were designated as the accounting acquirer (accounting survivor) because of our larger pre-merger size relative to ZAIS Financial, the relative voting interests of our stockholders after consummation of the merger, and our senior management and board continuing on after the consummation of the merger. As the accounting acquirer, our historical financial statements (and not those of ZAIS Financial) are the historical financial statements following the consummation of the merger and are included in this quarterly report on Form 10-Q and the related consolidated financial statements and footnotes.

Historical stockholders’ equity of the Company prior to the reverse acquisition has been retrospectively adjusted (a recapitalization) for the equivalent number of shares received by the Company after giving effect to any difference in par value of ZAIS Financial’s and the Company’s stock with any such difference recognized in equity. Retained earnings of the Company have been carried forward after the acquisition. Operations prior to the merger are those of the Company. Under the terms of the merger agreement: (1) stockholders of ZAIS Financial and unitholders in the ZAIS operating partnership retained their existing shares and partnership units following the merger, (2) each outstanding share of Sutherland common stock was converted into 0.8356 of ZAIS Financial common stock and (3) each outstanding partnership unit of Sutherland operating partnership was converted into 0.8356 units of limited partnership interests in the operating partnership.

The accompanying unaudited consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete consolidated financial statements. These interim unaudited consolidated financial statements and related notes should be read in conjunction with the Company's 2016 annual report on Form 10-K.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.

Note 3 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

Reclassifications

Certain amounts reported for the prior periods in the accompanying consolidated financial statements, as described in Note 26, have been reclassified in order to conform to the current period’s presentation. The historical results of Silverthread been reflected in the accompanying consolidated statements of income for the three months ended March 31, 2016 as discontinued operations and financial information related to discontinued operations has been excluded from the notes to these consolidated financial statements for all periods presented.

Cash and Cash Equivalents

The Company has accounted for cash and cash equivalents in accordance with ASC 305, Cash and Cash Equivalents. The Company defines cash and cash equivalents as cash, demand deposits, and short-term, highly liquid investments with original maturities of 90 days or less when purchased. Cash and cash equivalents are exposed to concentrations of credit risk. We deposit our cash with institutions that we believe to have highly valuable and defensible business franchises, strong financial fundamentals, and predictable and stable operating environments.

As of March 31, 2017 and December 31, 2016, the Company had $0.6 million and $0.6 million, respectively, in money market mutual funds, and substantially all of the Company’s cash and cash equivalents not held in money market funds were comprised of cash balances with banks that are in excess of the Federal Deposit Insurance Corporation insurance limits.

Restricted Cash

Restricted cash represents cash held by the Company as collateral against its derivatives, borrowings under repurchase agreements, and borrowings under credit facilities with counterparties, as well as cash held for remittance on loans serviced for third parties and collateral related to the ReadyCap Commercial Freddie Mac program. Restricted cash is not available for general corporate purposes, but may be applied against amounts due to counterparties under existing swaps and repurchase agreement borrowings, or returned to the Company when the collateral requirements are exceeded or at the maturity of the swap or repurchase agreement. Restricted cash is returned to the Company when our collateral requirements are exceeded or at the maturity or termination of the derivative, borrowings under repurchase agreements and borrowings under credit facilities.

Short term investments

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

Non-credit Impaired Loans

The Company uses the interest method to recognize, as a constant effective yield adjustment, the difference between the initial recorded investment in the loan and the principal amount of the loan. The calculation of the constant effective yield necessary to apply the interest method uses the payment terms required by the loan contract, and prepayments of principal are not anticipated to shorten the loan term.

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

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to the borrower’s financial difficulties, we grant concessions for a period of time to the borrower that we would not otherwise consider, the related loans are classified as troubled debt restructurings (“TDR”). These modified terms may include interest rate reductions, principal forgiveness, term extensions, payment forbearance and other actions intended to minimize our economic loss and to avoid foreclosure or repossession of collateral. For modifications where we forgive principal, the entire amount of such principal forgiveness is immediately charged off. Loans classified as TDRs, are considered impaired loans. Other than resolutions such as foreclosures, sales and transfers to loans at fair value, we may remove loans held-for-investment from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as a new loan.

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

All derivatives are reported as either assets or liabilities on the consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings.

Although permitted under certain circumstances, generally the Company does not offset cash collateral receivable or payables against our gross derivative positions. As of March 31, 2017 and December 31, 2016, the cash collateral receivable held for derivative instruments is $1.3 million and $1.7 million, respectively, and is included in restricted cash on the consolidated balance sheets.

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

Credit Default Swaps (“CDS”)

CDS are contracts between two parties, a protection buyer who makes fixed periodic payments, and a protection seller, who collects the premium in exchange for making the protection buyer whole in the case of default. They are similar to buying or selling insurance contracts on a borrower’s debt, without being regulated by insurance regulators. The fair value adjustments, along with the related interest income or interest expense, are reported as gain/(loss) on financial instruments. CDS are classified as Level 2 in the fair value hierarchy.

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

Intangible assets

Intangible assets are accounted for under ASC 350, Intangibles-Goodwill and Other. As of March 31, 2017 and December 31, 2016, the Company’s identifiable intangible assets include SBA license for our Lending operations as well as a trade name, customer relationships, a favorable lease, and other licenses, obtained as part of the ZAIS Financial merger transaction. The Company determined that its SBA license has an indefinite life, while the other intangibles acquired as part of the ZAIS Financial merger transaction are finite-lived. The Company amortizes intangible assets with identified estimated useful lives on a straight-line basis over their estimated useful lives. The Company initially records its intangible assets at cost and subsequently tests for impairment on a quarterly basis. Intangible assets are included within other assets on the consolidated balance sheets.

Deferred financing costs

Costs incurred in connection with our borrowings under credit facilities are accounted for under ASC 340, Other Assets and Deferred Costs. Deferred costs are capitalized and amortized using the effective interest method over the respective financing term with such amortization reflected on our consolidated statements of income as a component of interest expense. Our deferred financing costs may include legal, accounting and other related fees. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Unamortized deferred financing costs related to securitizations are presented on the consolidated balance sheets as a direct deduction from the associated liability, or securitized debt obligations.

Due from Servicers

The loan-servicing activities of the Company’s SBC Loan Acquisitions and SBC Conventional Originations reportable segments are performed primarily by third-party servicers. SBA loans originated by and held at ReadyCap Lending are internally serviced. Residential mortgage loans originated by and held at GMFS are internally serviced. As of

March 31, 2017 and December 31, 2016, the Company’s servicers hold substantially all of the cash owned by the Company related to loan servicing activities. These amounts include principal and interest payments made by borrowers, net of advances and servicing fees. Cash is generally received within thirty days of recording the receivable. As of March 31, 2017 and December 31, 2016, the due from servicers balance in the amount of $33.3 million and $54.7 million, respectively, represent funds received by loan servicers from loan activities that have not yet been paid to the Company. As of March 31, 2017 and December 31, 2016, $29.5 million and $27.7 million of these balances are included within the assets of consolidated VIEs on the consolidated balance sheets, respectively.

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

Promissory note payable

The Company accounts for promissory notes payable under ASC 470, Debt. Pursuant to the adoption of ASU 2015‑03, the Company’s promissory note payable is presented net of debt issuance costs. The Company partially finances its loans, held-for-investment through promissory notes with various counterparties. These notes are collateralized by loans, held-for-investment and have maturity dates within five years from the consolidated balance sheet date. Interest paid and accrued in connection with promissory notes is recorded as interest expense on the consolidated statements of income.

Senior secured note

The Company accounts for secured debt offerings under ASC 470, Debt. Pursuant to the adoption of ASU 2015-03, the Company’s senior secured note is presented net of debt issuance costs. These notes are collateralized by loans, MBS, and retained interests of consolidated VIE’s. Interest paid and accrued in connection with promissory notes is recorded as interest expense on the consolidated statements of income.

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

Debt issuance costs related to securitizations are presented as a direct deduction from the carrying value of the related debt liability. These costs are amortized using the effective interest method. Amortization of debt issuance costs is amortized using the effective interest method and is included in interest expense from securitized debt obligations on the consolidated financial statements.

Borrowing under repurchase agreements

Borrowings under repurchase agreements are accounted for under ASC 860, Transfers and Servicing. Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Through March 31, 2017, none of our repurchase agreements have been accounted for as components of linked transactions. All securities financed through a repurchase agreement have remained on our consolidated balance sheets as an asset and cash received from the lender was recorded on our consolidated balance sheets as a liability. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense on the consolidated statements of income.

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

Contingent consideration

Contingent consideration represent future payments of cash or equity interests to the former owners of GMFS, which was acquired on October 31, 2016. The contingent consideration was initially recorded on the date of acquisition at fair value in the consolidated balance sheet and is subsequently remeasured each reporting period at fair value with the change in the fair value recorded in earnings in the accompanying consolidated statements of income.

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

The Company uses special purpose entities to securitize financial assets. Securitization involves transferring assets to an SPE, or securitization trust, to convert all or a portion of those assets into cash before they would have been realized in the normal course of business, through the SPE’s issuance of debt instruments. Since 2011, we have engaged in eight securitization transactions. As discussed in Note 22, we have concluded that the Company was the primary beneficiary in each of these securitization trusts and the securitization trusts are VIEs that are consolidated.

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

We have elected the fair value option for certain residential mortgage servicing rights acquired as part of the merger transaction.

Earnings per Share

We present both basic and diluted earnings per share (“EPS”) amounts in our consolidated financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from our share-based compensation, consisting of unvested restricted stock units (“RSUs”). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period. The Company’s earnings per share has been updated retroactively as a result of the reverse merger.

All of the Company’s unvested RSUs contain rights to receive non-forfeitable dividends and, thus, are participating securities. Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities.

Income Taxes

GAAP establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s consolidated financial statements or tax returns. We assess the recoverability of deferred tax assets through evaluation of carryback availability, projected taxable income and other factors as applicable. Significant judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns as well as the recoverability of amounts we record, including deferred tax assets.

We provide for exposure in connection with uncertain tax positions, which requires significant judgment by management including determination, based on the weight of the tax law and available evidence, that it is more-likely-than-not that a tax result will be realized. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense on our consolidated statements of income. As of March 31, 2017 and December 31, 2016, we accrued no taxes, interest or penalties related to uncertain tax positions. In addition, we do not anticipate a change in this position in the next 12 months.

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

Note 4 – Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014‑09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard clarifies the required factors that an entity must consider when recognizing revenue and also requires additional disclosures. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016‑20, is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is evaluating the impact this ASU will have on our consolidated financial statements. Although we have not completed our assessment, we do not anticipate that the adoption of ASU 2014-09 will have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The adoption of this standard did not have an impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”),  which seeks to simplify the accounting for employee share-based payment transactions, including the accounting for associated income taxes and forfeitures. The ASU is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. The adoption of this standard did not have an impact on our consolidated financial statements.

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

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the De-recognition of Nonfinancial Assets (Topic 610-20) (“ASU 2017-05”). ASU 2017-05 requires that all entities account for the de‑recognition of a business in accordance with ASC 810, including instances in which the business is considered in substance real estate.  The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017.  Early application is permitted. The Company is evaluating the impact ASU 2017-05 will have on the Company's consolidated financial statements.

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

The following pro-forma income and earnings of the Combined Company are presented for the three months ended March 31, 2016:

For the three months ended
(In Thousands)	March 31, 2016
Selected Financial Data
Interest income	$40,490
Interest expense	(16,791)
Provision for loan losses	(2,184)
Other income (expense)	(10,410)
Realized gain (loss)	(501)
Unrealized gain (loss)	(10,459)
Net income from continuing operations before income taxes	$145

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

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of March 31, 2017:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash held in money market funds	$632	$—	$—	$632
Short term investments	239,856	—	—	239,856
Loans, held for sale, at fair value	—	114,906	37,325	152,231
Loans, held at fair value	—	—	107,691	107,691
Mortgage backed securities, at fair value	—	—	31,365	31,365
Derivative instruments, at fair value	—	2,973	1,378	4,351
Residential mortgage servicing rights, at fair value	—	—	64,625	64,625
Total assets	$240,488	$117,879	$242,384	$600,751

Liabilities:
Derivative instruments, at fair value	$—	$619	$—	$619
Contingent consideration	—	—	8,841	8,841
Total liabilities	$—	$619	$8,841	$9,460

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2016:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash held in money market funds	$632	$—	$—	$632
Short term investments	319,984	—	—	319,984
Loans, held for sale, at fair value	—	164,485	17,312	181,797
Loans, held at fair value	—	—	81,592	81,592
Mortgage backed securities, at fair value	—	—	32,391	32,391
Derivative instruments, at fair value	—	3,095	2,690	5,785
Residential mortgage servicing rights, at fair value	—	—	61,376	61,376
Total assets	$320,616	$167,580	$195,361	$683,557

Liabilities:
Derivative instruments, at fair value	$—	$643	$—	$643
Contingent consideration	—	—	14,487	14,487
Total liabilities	$—	$643	$14,487	$15,130

The following table presents a summary of changes in the fair value of loans, held at fair value, classified as Level 3:

	Three Months Ended March 31,
(In Thousands)	2017	2016
Beginning Balance	$81,592	$155,134
Realized gains, net	27	1,953
Unrealized gains (losses), net	630	(76)
Originations	27,499	109,052
Sales	(2,017)	(86,571)
Principal payments	(40)	(5,148)
Ending Balance	$107,691	$174,344

As of March 31, 2017 and December 31, 2016, the unrealized gains on loans, held at fair value were $3.1 million and $2.5 million, respectively.

The following table presents a summary of changes in the fair value of loans, held for sale, at fair value classified as Level 3:

	Three Months Ended March 31,
(In Thousands)	2017	2016
Beginning Balance	$17,312	$—
Realized gains, net	476	—
Unrealized gains, net	526	—
Originations	69,665	—
Creation of mortgage servicing rights included in realized gains, net	441	—
Sales	(54,116)	—
Transfer from loans, held-for-investment, net	3,021	—
Ending Balance	$37,325	$—

As of March 31, 2017 and December 31, 2016, the unrealized gains on loans, held for sale, at fair value were $3.8 million and 2.9 million, respectively.

The following table presents a summary of changes in the fair value of MBS, at fair value classified as Level 3:

	Three Months Ended March 31,
(In Thousands)	2017	2016
Beginning Balance	$32,391	$213,504
Accreted discount (amortized premium), net	54	64
Realized gains (losses), net	189	(3,051)
Unrealized gains (losses), net	(45)	2,001
Purchases	—	8,544
Sales / Principal Payments	(1,224)	(103,957)
Ending Balance	$31,365	$117,105

As of March 31, 2017 and December 31, 2016, the unrealized losses on MBS at fair value were $0.3 million and $0.3 million, respectively.

The following table presents a summary of changes in the fair value of residential mortgage servicing rights, at fair value classified as Level 3:

	Three Months Ended March 31,
(In Thousands)	2017	2016
Beginning Balance	$61,376	$—
Additions due to loans sold, servicing retained	5,052	—
Loan pay-offs	(1,250)	—
Unrealized gains (losses)	(553)	—
Ending Balance	$64,625	$—

As of March 31, 2017 and December 31, 2016, the unrealized gains on residential mortgage servicing rights, at fair value were $6.4 million and $6.9 million, respectively.

The following table presents a summary of changes in the fair value of derivatives instruments, at fair value classified as Level 3, or interest rate lock commitments:

	Three Months Ended March 31,
(In Thousands)	2017	2016
Beginning Balance	$2,690	$—
Unrealized losses	(1,312)	—
Ending Balance	$1,378	$—

As of March 31, 2017 and December 31, 2016, the unrealized losses on derivative instruments, at fair value were $2.1 million and $0.8 million, respectively.

The following table presents a summary of changes in the fair value of contingent consideration classified as Level 3:

	Three Months Ended March 31,
(In Thousands)	2017	2016
Beginning Balance	$14,487	$—
Adjustment for legal settlement	(5,744)	—
Amortization	98	—
Ending Balance	$8,841	$—

As of March 31, 2017 and December 31, 2016, there was no unrealized gain (loss) on contingent consideration.

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

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level 3 of the fair value hierarchy as of March 31, 2017 using third party information without adjustment:

		Predominant			Weighted
		Valuation			Average Price
(In Thousands, except price)	Fair Value	Technique	Type	Price Range	(a)
Loans, held at fair value	$107,691	Single External Source	Third Party Mark	$100.00 – 104.00	$103.00
Loans, held for sale, at fair value	37,325	Single External Source	Third Party Mark	101.00 – 107.00	101.84
Mortgage backed securities, at fair value (b)	28,871	Broker Quotes	Third Party Mark	14.88 – 104.00	68.62
Mortgage backed securities, at fair value	2,494	Transaction Price	Transaction Price	90.00 – 100.39	98.45
Residential mortgage servicing rights, at fair value	64,625	Single external source	Discounted cash flow	N/A	N/A
Contingent consideration	8,841	Single external source	Option pricing model	N/A	N/A

(a)Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class

(b)Price ranges and weighted averages exclude interest-only strips with a fair value of $1.4 million as of March 31, 2017.

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level 3 of the fair value hierarchy as of December 31, 2016 using third-party information without adjustment:

		Predominant			Weighted
		Valuation			Average Price
(In Thousands, except price)	Fair Value	Technique	Type	Price Range	(a)
Loans, held at fair value	$81,592	Single External Source	Third Party Mark	$98.47 – 105.00	$103.16
Loans, held for sale, at fair value	17,312	Single External Source	Third Party Mark	100.04 – 102.97	100.87
Mortgage backed securities, at fair value (b)	29,883	Broker Quotes	Third Party Mark	17.91 – 101.00	68.90
Mortgage backed securities, at fair value	2,508	Transaction Price	Transaction Price	99.00 – 99.00	99.00
Residential mortgage servicing rights, at fair value	61,376	Single external source	Discounted cash flow	N/A	N/A
Contingent consideration	14,487	Single external source	Option pricing model	N/A	N/A

(a)Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class

(b)Price ranges and weighted averages exclude interest-only strips with a fair value of $1.5 million as of December 31, 2016.

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

Financial instruments not carried at fair value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the consolidated balance sheets and are classified as Level 3:

	March 31, 2017		December 31, 2016
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Loans, held-for-investment	$1,547,529	$1,610,647	$1,585,088	$1,639,982
Servicing rights	20,372	21,748	22,478	23,470
Other assets(a)	155,667	155,667	73,726	73,726
Total assets	$1,723,568	$1,788,062	$1,681,292	$1,737,178
Liabilities:
Borrowings under credit facilities	$266,323	$266,323	$326,610	$326,610
Promissory note payable	7,046	7,046	7,378	7,378
Securitized debt obligations of consolidated VIEs	434,055	444,013	492,942	483,381
Senior secured note	73,390	73,390	—	—
Guaranteed loan financing	361,916	380,828	390,555	409,751
Borrowings under repurchase agreements	632,951	632,951	600,852	600,852
Accounts payable and other accrued liabilities(b)	3,689	3,955	5,497	5,827
Total liabilities	$1,779,370	$1,808,506	$1,823,834	$1,833,799

(a)

Other assets not carried at fair value and are classified as Level 3 include Due from servicers, Accrued interest, Deferred financing costs and Receivable from third parties, which are included in Note 20.

(b)

Accounts payable and other accrued liabilities not carried at fair value and are classified as Level 3 include Payable to related parties and liabilities under participation agreements which are included in Note 20.

The table above does not include real estate acquired in settlement of loans for which the Company has recorded a valuation allowance of $6.8 million and $6.9 million at March 31, 2017 and December 31, 2016, respectively. These assets have been marked to third-party broker price opinions less an estimate of costs to sell.

Note 7 – Loans

The Company is a real estate finance company that acquires, originates, manages, services, and finances SBC, SBA, and residential mortgage loans. During the three months ended March 31, 2017, the Company originated $629.4 million in unpaid principal balance and acquired $11.5 million in unpaid principal balance. During the three months ended March 31, 2016, the Company originated $227.6 million in unpaid principal balance and did not acquire any loans during that period.

The following table summarizes the classification, unpaid principal balance, and carrying value of loans held by the Company including loans of consolidated VIEs:

	Unpaid Principal Balance		Carrying Value
Loans (In Thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Held-for-investment	$1,661,531	$1,708,543	$1,547,529	$1,585,088
Held for sale, at fair value	148,417	178,907	152,231	181,797
Held at fair value	104,558	79,089	107,691	81,592
Total loans	$1,914,506	$1,966,539	$1,807,451	$1,848,477

Loan characteristics

The following table displays the geographic concentration of the Company’s loans, held-for-investment secured by real estate recorded on our consolidated balance sheets.

Geographic Concentration (Unpaid Principal Balance)	March 31, 2017	December 31, 2016
Texas	13.3%	14.0%
California	12.5%	12.8%
Florida	9.8%	9.6%
New York	7.1%	6.9%
Arizona	5.4%	5.4%
Georgia	5.3%	5.6%
North Carolina	3.6%	3.8%
New Jersey	3.0%	2.9%
Virginia	2.7%	3.0%
Pennsylvania	2.6%	2.7%
Other	34.7%	33.3%
Total	100.0%	100.0%

The following table displays the collateral type concentration of the Company’s loans, held-for-investment on our consolidated balance sheets.

Collateral Concentration (Unpaid Principal Balance)	March 31, 2017	December 31, 2016
SBA(1)	35.2%	36.0%
Retail	15.1%	14.9%
Multi-family	14.1%	13.3%
Office	12.5%	13.5%
Industrial	7.2%	6.8%
Mixed Use	5.7%	5.2%
Lodging	3.8%	3.7%
Other	6.4%	6.6%
Total	100.0%	100.0%
(1) Further detail provided on SBA collateral concentration is included in table below.

The following table displays the collateral type concentration of the Company’s SBA loans within loans, held-for-investment, on our consolidated balance sheets.

Collateral Concentration (Unpaid Principal Balance)	March 31, 2017	December 31, 2016
Offices of Physicians	16.3%	15.8%
Child Day Care Services	13.3%	14.3%
Lodging	11.5%	11.4%
Veterinarians	6.6%	6.7%
Eating Places	5.7%	6.3%
Grocery Stores	4.5%	4.3%
Auto	3.2%	3.2%
Accounting Auditing & Bookkeeping	2.4%	2.4%
Gasoline Service Stations	1.8%	1.8%
Funeral Service & Crematories	1.8%	1.7%
Other	32.9%	32.1%
Total	100.0%	100.0%

The following table displays delinquency information on loans, held-for-investment as of March 31, 2017:

	Number				30-89 Days	90+ Days
	of			Carrying	Delinquent	Delinquent
Loan Balance	Loans	Interest Rate	Maturity Date	Value (a)	(a)	(a)
Fixed-rate:
0 – 500k	387	0.00 – 24.00%	10/15/08 – 09/01/46	$55,793	$2,640	$7,326
500k – 1mm	84	4.00 – 9.90	06/01/16 – 02/01/38	60,445	1,427	1,194
1mm – 1.5mm	47	4.50 – 10.25	11/01/17 – 02/05/33	57,661	—	1,333
1.5mm – 2mm	44	4.56 – 7.52	11/01/17 – 10/01/26	78,903	—	—
2mm – 2.5mm	30	4.91 – 7.52	06/01/17 – 04/01/38	67,956	—	—
> 2.5mm	73	4.50 – 11.00	02/01/18 – 06/01/38	341,746	7,840	—
Total fixed-rate	665			$662,504	$11,907	$9,853
Adjustable rate:
0 – 500k	2,266	0.00 – 9.75%	04/27/04 – 09/21/42	$235,115	$12,314	$9,065
500k – 1mm	331	2.66 – 8.63	10/28/14 – 07/17/42	209,186	3,504	5,456
1mm – 1.5mm	127	3.50 – 8.20	04/08/19 – 07/31/42	141,609	5,899	4,895
1.5mm – 2mm	42	2.62 – 6.50	04/12/17 – 11/30/37	62,546	1,347	3,354
2mm – 2.5mm	5	5.75 – 6.50	03/16/27 – 07/29/37	11,254	—	—
> 2.5mm	45	2.29 – 8.63	10/20/09 – 08/06/42	227,487	—	7,773
Total adjustable rate	2,816			$887,197	$23,064	$30,543
Total	3,481			$1,549,701	$34,971	$40,396
Less: General allowance for loan losses				2,172
Total				$1,547,529

(a)In thousands net of specific allowance for loan losses

The following table displays delinquency information on loans, held-for-investment as of December 31, 2016:

	Number				30-89 Days	90+ Days
	of			Carrying	Delinquent	Delinquent
Loan Balance	Loans	Interest Rate	Maturity Date	Value (a)	(a)	(a)
Fixed-rate:
0 – 500k	401	0.00 – 24.00%	10/15/08 – 09/01/46	$56,602	$2,383	$8,676
500k – 1mm	88	4.00 – 9.90	03/20/10 – 02/01/38	62,246	499	2,199
1mm – 1.5mm	50	4.50 – 11.00	02/01/17 – 02/05/33	61,167	—	1,854
1.5mm – 2mm	48	4.56 – 7.52	08/01/15 – 10/01/26	85,555	—	972
2mm – 2.5mm	32	4.91 – 7.52	02/01/17 – 04/01/38	72,760	2,282	—
> 2.5mm	73	4.50 – 11.00	03/01/17 – 06/01/38	340,844	6,597	—
Total fixed-rate	692			$679,174	$11,761	$13,701
Adjustable rate:
0 – 500k	2,369	0.00 – 9.75%	04/27/04 – 09/21/42	$245,631	$12,525	$8,725
500k – 1mm	345	2.66 – 8.63	10/28/14 – 03/29/42	218,479	5,079	4,792
1mm – 1.5mm	136	3.50 – 8.21	04/08/19 – 10/10/41	151,415	2,166	6,971
1.5mm – 2mm	48	2.62 – 6.25	04/12/17 – 03/01/38	70,676	1,037	2,278
2mm – 2.5mm	8	3.85 – 6.35	10/19/26 – 08/17/38	16,412	—	—
> 2.5mm	42	2.14 – 8.32	10/20/09 – 11/18/38	205,312	—	8,096
Total adjustable rate	2,948			$907,925	$20,807	$30,862
Total	3,640			$1,587,099	$32,568	$44,563
Less: General allowance for loan losses				2,011
Total				$1,585,088

(a)In thousands net of specific allowance for loan losses

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

	Loans, held-for-investment
Loan-to-Value (In Thousands) (a)	March 31, 2017	December 31, 2016
0.0 – 20.0%	$64,873	$58,931
20.1 – 40.0%	196,965	206,803
40.1 – 60.0%	531,084	532,294
60.1 – 80.0%	471,281	487,006
80.1 – 100.0%	145,475	163,500
Greater than 100.0%	140,023	138,565
Total	$1,549,701	$1,587,099
Less: General allowance for loan losses	2,172	2,011
Total	$1,547,529	$1,585,088

(a)	Loan-to-value is calculated as carry amount as a percentage of current collateral value

As of March 31, 2017 and December 31, 2016, the Company’s total carrying amount of loans in the foreclosure process was $0.8 million and $2.3 million, respectively.

Loans, held-for-investment inclusive of consolidated VIEs

Loans, held-for-investment are accounted for under ASC 310-30 or ASC 310-10 depending on whether there is evidence of credit deterioration at the time of acquisition. The outstanding carry amount of the acquired loans broken down by ASC 310-30 and ASC 310-10 is as follows:

(In Thousands)	March 31, 2017	December 31, 2016
Loans, held-for-investment
Non-credit impaired loans	$1,450,699	$1,475,007
Credit impaired loans	96,830	110,081
Total loans, held-for-investment	$1,547,529	$1,585,088

The following table details the carrying value for loans, held-for-investment at the consolidated balance sheet dates.

	March 31, 2017		December 31, 2016
	Non-credit Impaired		Non-credit Impaired
(In Thousands)	Loans	Credit Impaired Loans	Loans	Credit Impaired Loans
Unpaid principal balance	$1,506,473	$155,058	$1,536,245	$172,298
Non-accretable discount	—	(24,646)	—	(24,784)
Accretable discount	(50,450)	(24,221)	(55,563)	(26,978)
Recorded investment	1,456,023	106,191	1,480,682	120,536
Allowance for loan losses	(5,324)	(9,361)	(5,675)	(10,455)
Carrying value	$1,450,699	$96,830	$1,475,007	$110,081

In the three months ended March 31, 2017 and 2016, the Company did not acquire any credit impaired loans.

The following table details the activity of the accretable yield of loans, held-for investment.

	For the Three Months Ended March 31, 2017		For the Three Months Ended March 31, 2016
	Non-credit Impaired		Non-credit Impaired
(In Thousands)	Loans	Credit Impaired Loans	Loans	Credit Impaired Loans
Beginning accretable yield	$(55,563)	$(26,978)	$(81,886)	$(42,031)
Purchases/Originations	326	—	—	—
Sales	419	1,195	446	1,709
Accretion	4,109	1,198	6,482	2,499
Other	259	(471)	(1)	(1,815)
Transfers	—	835	(348)	4,883
Ending accretable yield	$(50,450)	$(24,221)	$(75,307)	$(34,755)

The following table details the accrual and non-accrual state of loans, held-for-investment by carrying value.  All loans held at fair value are accrual loans.

	March 31, 2017		December 31, 2016
	Non-credit Impaired		Non-credit Impaired
(In Thousands)	Loans	Credit Impaired Loans	Loans	Credit Impaired Loans
Accrual	1,419,457	84,009	1,446,035	91,798
Non-accrual	33,414	12,821	30,983	18,283
Less: General allowance for loan losses	(2,172)	—	(2,011)	—
Total	$1,450,699	$96,830	$1,475,007	$110,081

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

			Carrying value for	Carrying value for
	Total Carrying	Unpaid Principal	Which There Is A	Which There Is No
	value of	Balance of	Related Allowance	Related Allowance	Interest Income
(In Thousands)	Impaired Loans	Impaired Loans	for Loan Losses	for Loan Losses	Recognized
March 31, 2017
Non-credit impaired loans	$32,202	$42,821	$14,745	$17,457	$3	(1)
Credit impaired loans	38,441	64,384	38,441	—	876	(1)
Total March 31, 2017	$70,643	$107,205	$53,186	$17,457	$879
December 31, 2016
Non-credit impaired loans	$32,425	$33,185	$14,772	$17,653	$103	(2)
Credit impaired loans	44,118	71,844	44,118	—	2,420	(2)
Total December 31, 2016	$76,543	$105,029	$58,890	$17,653	$2,523
(1) For the three months ended March 31, 2017.
(2) For the three months ended March 31, 2016.

During the three months ended March 31, 2017 and the year ended December 31, 2016, the Company’s average carrying amount of impaired loans was $145,656 and $155,260, respectively.

The following table details the activity of the allowance for loan losses for loans, held-for investment:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Non-credit Impaired		Non-credit Impaired
(In Thousands)	Loans	Credit Impaired Loans	Loans	Credit Impaired Loans
Beginning balance	$5,675	$10,455	$4,124	$12,998
Provision for loan losses	567	665	702	1,482
Chargeoffs	(918)	—	(140)	(321)
Recoveries	—	(1,759)	—	(1,616)
Ending balance	$5,324	$9,361	$4,686	$12,543

For three months ended March 31, 2017, the Company had a general allowance for loan losses of $2.2 million assessed on a collective basis and is included in the allowance for loan losses above. For the three months ended March 31, 2016, there was no allowance for loan losses assessed on a collective basis. The entire provision for loan losses above represents the allowance assessed on an individual loan level.

Loans, held at fair value

Loans, held at fair value were originated by ReadyCap. We elected the fair value option, in accordance with ASC 825 due to our intent to securitize the loans in the near term.  At March 31, 2017 there were 36 loans, with an aggregate outstanding principal balance of $104.6 million and an aggregate fair value of $107.7 million. At December 31, 2016, there were 27 loans, with an aggregate outstanding principal balance of $79.1 million and an aggregate fair value of $81.6 million.

Loans, held for sale, at fair value

Loans, held for sale, at fair value were originated by either ReadyCap or GMFS. We elected the fair value option, in accordance with ASC 825 due to our intent to sell these loans in the near term. At March 31, 2017, there were 454 loans, with an aggregate outstanding principal balance of $148.4 million and an aggregate fair value of $152.3 million. At December 31, 2016, there were 714 loans, with an aggregate outstanding principal balance of $178.9 million and an aggregate fair value of $181.8 million.

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

The following table summarizes the recorded investment of TDRs on the consolidated balance sheet dates.

(In Thousands)	March 31, 2017	December 31, 2016
Troubled debt restructurings
SBC	$5,978	$7,918
SBA	9,520	11,135
Total troubled debt restructurings	$15,498	$19,053

As of March 31, 2017 and December 31, 2016, the total allowance for loan losses related to TDR’s was $1.3 million and $2.2 million, respectively.

The following table summarizes the TDRs that occurred during the three months ended March 31, 2017.

	Pre-Modification	Post-Modification
(In Thousands)	Recorded Balance	Recorded Balance	Number of Loans
Troubled debt restructurings
SBC	$2,234	$2,034	9
SBA	522	456	4
Total troubled debt restructurings	$2,756	$2,490	13

The following table summarizes the TDRs that occurred during the three months ended March 31, 2016.

	Pre-Modification	Post-Modification
(In Thousands)	Recorded Balance	Recorded Balance	Number of Loans
Troubled debt restructurings
SBC	$1,866	$1,874	7
SBA	3,997	3,972	13
Total troubled debt restructurings	$5,863	$5,846	20

The following table summarizes our TDR modifications in the three months ended March 31, 2017 presented by primary modification type and includes the financial effects of these modifications.

	Term	Interest Rate	Principal
(In Thousands)	Extension	Reduction	Reduction	Foreclosure	Total
Troubled debt restructurings
SBC	$13	$116	$656	$1,249	$2,034
SBA	390	—	—	66	456
Total troubled debt restructurings	$403	$116	$656	$1,315	$2,490

The following table summarizes our TDR modifications in the three months ended March 31, 2016 presented by primary modification type and includes the financial effects of these modifications.

	Term	Interest Rate	Principal
(In Thousands)	Extension	Reduction	Reduction	Foreclosure	Total
Troubled debt restructurings
SBC	$1,016	$929	$—	$—	$1,945
SBA	3,793	3	—	—	3,796
Total troubled debt restructurings	$4,809	$932	$—	$—	$5,741

The table below summarizes the accrual status and UPB of TDRs as of March 31, 2017.

(In Thousands)	Accrual	Non-Accrual	Total
Troubled debt restructurings
SBC	$2,227	$3,751	$5,978
SBA	437	9,083	9,520
Total troubled debt restructurings	$2,664	$12,834	$15,498

The table below summarizes the accrual status and UPB of TDRs as of December 31, 2016.

(In Thousands)	Accrual	Non-Accrual	Total
Troubled debt restructurings
SBC	$5,196	$2,722	$7,918
SBA	359	10,776	11,135
Total troubled debt restructurings	$5,555	$13,498	$19,053

The following tables summarize the March 31, 2017 carrying values of the TDRs that occurred during the three months ended March 31, 2017 and 2016 that remained in default as of March 31, 2017. Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected.  For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
(In Thousands)	Number of Loans	Carrying Value	Number of Loans	Carrying Value
Troubled debt restructurings
SBC	7	$1,917	2	$485
SBA	1	65	3	5
Total troubled debt restructurings	8	$1,982	5	$490

The Company does not believe the financial impact of the presented TDRs to be material. The other elements of the Company’s modification programs do not have a significant impact on financial results given their relative size, or do not have a direct financial impact as in the case of covenant changes.

Note 8 – Mortgage Backed Securities

The following table presents certain information about the Company’s MBS portfolio, which are classified as trading securities and carried at fair value, as of March 31, 2017.

		Weighted
	Weighted	Average				Gross	Gross
	Average	Interest	Principal	Amortized		Unrealized	Unrealized
(In Thousands)	Maturity (a)	Rate (a)	Balance	Cost	Fair Value	Gains	Losses
MBS
Commercial Loans	03/2034	5.7%	$40,023	$29,167	$28,871	$1,774	$(2,070)
Tax Liens	03/2031	6.5	2,533	2,533	2,494	2	(41)
Total		5.7%	$42,556	$31,700	$31,365	$1,776	$(2,111)

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

(a)	Weighted based on current principal balance

The following table presents certain information about the maturity of the Company’s MBS portfolio as of March 31, 2017.

	Weighted
	Average
	Interest	Principal	Amortized	Estimated
(In Thousands)	Rate (a)	Balance	Cost	Fair Value
After five years through ten years	9.1%	$13,030	$12,058	$12,410
After ten years	4.3	29,526	19,642	18,955
Total	5.7%	$42,556	$31,700	$31,365

The following table presents certain information about the maturity of the Company’s MBS portfolio as of December 31, 2016.

	Weighted
	Average
	Interest	Principal	Amortized	Estimated
(In Thousands)	Rate (a)	Balance	Cost	Fair Value
After five years through ten years	8.9%	$13,616	$12,579	$12,709
After ten years	4.2	30,164	20,102	19,682
Total	5.7%	$43,780	$32,681	$32,391

Note 9 - Servicing rights

The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The Company’s servicing fees are specified by Pooling and Servicing Agreements. The Company earned gross servicing fees of $7.2 million and $3.1 million, for the three months ended March 31, 2017 and 2016, respectively.

The Company has servicing rights relating to its servicing of SBA and Freddie Mac loans and servicing rights relating to its servicing of residential mortgage loans within the residential mortgage banking business.

Servicing rights – SBA and Freddie Mac

The Company’s commercial loan servicing rights are carried at the lower of cost or amortized cost. The Company estimates the fair value of servicing rights carried at amortized cost using a combination of internal models and data provided by third-party valuation experts. The assumptions used in our internal valuation include the speed at which the mortgages prepay, cost of servicing, discount rate and probability of default.

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

The significant assumptions used in the March 31, 2017 valuation of the Company’s servicing rights carried at amortized cost include:

•	Forward prepayment assumptions ranging from 2.7% to 19.2% (weighted average of 12.0%) depending on the servicing rights pool
•	Forward default assumptions ranging from 0.0% to 10.7% (weighted average of 1.3%) depending on the servicing rights pool
•	Discount rate of 12.0%
•	Servicing expense ranging from 0.2% to 0.4% (weighted average of 0.3%) depending on the servicing rights pool.

The significant assumptions used in the December 31, 2016 valuation of the Company’s servicing rights carried at amortized cost include:

•	Forward prepayment assumptions ranging from 2.1% to 19.1% (weighted average of 13.9%) depending on the servicing rights pool
•	Forward default assumptions ranging from 0.0% to 10.8% (weighted average of 1.1%) depending on the servicing rights pool
•	Discount rate of 12.0%
•	Servicing expenses ranging from 0.2% to 0.4% (weighted average of 0.3%) depending on the servicing rights pool

These assumptions can change between and at each reporting period as market conditions and projected interest rates change.

Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balance of loans serviced for others was $885.8 million and $750.0 million at March 31, 2017 and December 31, 2016, respectively.

The following table presents information about the Company’s commercial loan servicing rights:

	Three Months Ended March 31,
(In Thousands)	2017	2016
Beginning net carrying amount	$22,478	$27,250
Additions due to loans sold, servicing retained	659	—
Amortization	(1,204)	(515)
Impairment	(1,561)	(697)
Ending net carrying value	$20,372	$26,038

The estimated future amortization expense for the servicing rights is expected to be as follows:

(In Thousands)	March 31, 2017
2017	$3,259
2018	3,677
2019	3,022
2020	2,467
2021	1,998
Thereafter	5,949
Total	$20,372

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the carrying amount of the Company’s commercial loan servicing rights.

(In Thousands)	March 31, 2017	December 31, 2016
Default rate
10% adverse change	$(15)	$(12)
20% adverse change	(30)	(24)
Prepayment rate
10% adverse change	(686)	(664)
20% adverse change	(1,331)	(1,290)
Discount rate
10% adverse change	(594)	(576)
20% adverse change	(1,152)	(1,119)

Residential mortgage servicing rights

The following table presents information about the Company’s residential mortgage servicing rights carried at fair value:

	As of March 31, 2017		As of December 31, 2016
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Fair Value	Amount	Fair Value
Fannie Mae	$2,300,315	$25,023	$2,211,493	$23,924
Ginnie Mae	1,894,944	21,374	1,817,009	21,205
Freddie Mac	1,571,545	18,228	1,452,902	16,247
Total	$5,766,804	$64,625	$5,481,404	$61,376

Refer to “Note 6 - Fair Value Measurements” for activity relating to the Company’s residential mortgage servicing rights carried at fair value.

The significant assumptions used in the March 31, 2017 valuation of the Company’s residential mortgage servicing rights carried at fair include:

•	Forward prepayment assumptions ranging from 7.1% to 21.4% (weighted average of 8.1%) depending on the servicing rights pool

•	Discount rate assumptions ranging from 10.5% to 13.0% (weighted average of 10.9%)

•	Servicing expense ranging from 0.7% to 0.8% (weighted average of 0.7%) depending on the servicing rights pool.

The significant assumptions used in the December 31, 2016 valuation of the Company’s residential mortgage servicing rights carried at fair include:

•	Forward prepayment assumptions ranging from 6.9% to 11.7% (weighted average of 9.3%) depending on the servicing rights pool

•	Discount rate assumptions ranging from 10.5% to 11.5% (weighted average of 10.8%)

•	Servicing expense ranging from 0.4% to 1.7% (weighted average of 0.5%) depending on the servicing rights pool.

These assumptions can change between and at each reporting period as market conditions and projected interest rates change.

Residential loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balance of loans serviced for others was $5.77 billion and $5.48 billion at March 31, 2017 and December 31, 2016, respectively.

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the fair value of the Company’s residential mortgage servicing rights.

(In Thousands)	March 31, 2017	December 31, 2016
Cost of service
10% adverse change	$(1,126)	$(1,304)
20% adverse change	(2,252)	(2,607)
Prepayment rate
10% adverse change	(2,151)	(2,038)
20% adverse change	(4,179)	(3,983)
Discount rate
10% adverse change	(2,763)	(2,299)
20% adverse change	(5,308)	(4,438)

Note 10 – Borrowings Under Credit Facilities and Promissory Note Payable

As of March 31, 2017 and December 31, 2016 the Company had credit facilities with outstanding borrowings of $266.3 million and $326.6 million, respectively. As of March 31, 2017 and December 31, 2016, the Company had outstanding borrowings under the promissory note payable of $7.0 million and $7.4 million, respectively.

The following tables present certain characteristics of our credit facilities and promissory note payable:

				Maximum
				Facility Size
	Eligible Assets	Maturity	Pricing	(In Thousands)
JPMorgan - Commercial	Specifically Identified Assets	June 2017	LIBOR + 3.25% and LIBOR + 3.5%	$250,000
Keybank - Commercial	Specifically Identified Assets	September 2017	LIBOR + 1.75%	$50,000
FCB - Commercial	Specifically Identified Assets	June 2021	2.75%	$9,164
Comerica - Residential	Specifically Identified Assets	March 2018	LIBOR + 2.125%	$150,000
UBS - Residential	Specifically Identified Assets	November 2017	LIBOR + 2.30%	$65,000
Associated Bank - Residential	Specifically Identified Assets	August 2017	LIBOR + 2.25%	$40,000
Community Trust - Residential	Specifically Identified Assets	September 2017	LIBOR + 2.25%	$25,000

	Pledged Assets Carrying Value at		Carrying Value at
	March 31,	December 31,	March 31,	December 31,
(In Thousands)	2017	2016	2017	2016
JPMorgan - Commercial	$214,312	$226,253	$135,863	$190,066
Keybank - Commercial	34,093	17,311	33,629	17,162
FCB - Commercial	8,674	9,144	7,046	7,378
Comerica - Residential	43,332	35,102	40,697	33,575
UBS - Residential	351	43,121	27,535	39,750
Associated Bank - Residential	15,313	28,575	13,999	27,869
Community Trust - Residential	15,435	18,910	14,599	18,188
Total	$331,510	$378,416	$273,369	$333,988

The following table presents the carrying value of the Company’s collateral pledged with respect to our borrowings under credit facilities and promissory note payable outstanding with our lenders as of March 31, 2017.

			Weighted	Total
			Average	Current
(In Thousands for Total Current Principal	Number of	Weighted	Remaining	Principal	Carrying
Balance and Carrying Value)	Loans	Average Rate	Term	Balance	Value
JPMorgan - Commercial	1,541	5.7%	142	$265,202	$214,312
Keybank - Commercial	20	4.4%	164	33,629	34,093
FCB - Commercial	35	5.2%	45	9,211	8,674
Comerica - Residential	219	4.0%	356	41,528	43,332
UBS - Residential	2	3.4%	361	463	351
Associated Bank - Residential	79	4.2%	341	14,681	15,313
Community Trust - Residential	78	4.4%	227	15,214	15,435
Total	1,974	5.2%	176	$379,928	$331,510

The following tables present the carrying value of the Company’s collateral pledged with respect to our borrowings under credit facilities and promissory note payable outstanding with our lenders as of December 31, 2016.

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

The agreements governing the Company’s borrowings under credit facilities and promissory note payable require the Company to maintain certain financial and debt covenants. The Company was in compliance with all debt and financial covenants as of March 31, 2017 and December 31, 2016.

Note 11 – Offsetting Assets and Liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity decline by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty.  As of March 31, 2017 and December 31, 2016 and for the periods then ended, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

For derivatives traded under an ISDA Master Agreement, the collateral requirements are listed under the Credit Support Annex, which is the sum of the mark to market for each derivative contract, the independent amount due to the derivative counterparty and any thresholds, if any. Collateral may be in the form of Cash or any eligible securities, as defined in the respective ISDA agreements. Cash collateral pledged to and by the Company with the counterparty, if any, is reported separately on the unaudited consolidated balance sheets as restricted cash. All margin call amounts must be made before the notification time and must exceed a minimum transfer amount threshold before a transfer is required. All margin calls must be responded to and completed by the close of business on the same day of the margin call, unless otherwise specified.

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

In accordance with ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, the Company is required to disclose the impact of offsetting of assets and liabilities represented in the unaudited consolidated balance sheets to enable users of the unaudited consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities.  These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to set off, and (d) the Company’s right of setoff is enforceable at law.  As of March 31, 2017 and December 31, 2016, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the unaudited consolidated balances sheets.

The following table provides disclosure regarding the effect of offsetting of the Company’s recognized assets and liabilities presented in the consolidated balance sheet as of March 31, 2017:

		Gross	Assets
		Amounts	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Offset in the	the	Balance Sheets (1)
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
(In Thousands)	Assets	Sheets	Sheets	Instruments	Received	Net Amount
Credit default swaps	$203	$—	$203	$—	$—	$203
Interest rate swaps	2,772	2	2,770	—	—	2,770
Total	$2,975	$2	$2,973	$—	$—	$2,973

		Gross	Liabilities
		Amounts	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Offset in the	the	Balance Sheets (1)
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
(In Thousands)	Liabilities	Sheets	Sheets	Instruments	Paid	Net Amount
Interest rate swaps	$619	$—	$619	$—	$619	$—
Borrowings under credit facilities	266,323	—	266,323	266,323	—	—
Promissory note payable	7,046	—	7,046	7,046	—	—
Borrowings under repurchase agreements	632,951	—	632,951	632,421	530	—
Total	$906,939	$—	$906,939	$905,790	$1,149	$—

(1)

Amounts presented in these columns are limited in total to the net amount of assets or liabilities presented in the prior column by instrument. In certain cases, there is excess cash collateral or financial assets we have pledged to a counterparty that exceed the financial liabilities subject to a master netting repurchase arrangement or similar agreement. Additionally, in certain cases, counterparties may have pledged excess cash collateral to us that exceeds our corresponding financial assets. In each case, any of these excess amounts are excluded from the table although they are separately reported in our consolidated balance sheets as assets or liabilities, respectively.

The following table provides disclosure regarding the effect of offsetting of the Company’s recognized assets and liabilities presented in the consolidated balance sheet as of December 31, 2016:

		Gross	Assets
		Amounts	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Offset in the	the	Balance Sheets (1)
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
(In Thousands)	Assets	Sheets	Sheets	Instruments	Received	Net Amount
Credit default swaps	$173	$—	$173	$—	$—	$173
Interest rate swaps	2,924	2	2,922	—	—	2,922
Total	$3,097	$2	$3,095	$—	$—	$3,095

			Liabilities
		Gross	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Amounts	the	Balance Sheets (1)
	Amounts of	Offset in the	Consolidated		Cash
	Recognized	Consolidated	Balance	Financial	Collateral
(In Thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Paid	Net Amount
Interest rate swaps	$643	$—	$643	$—	$643	$—
Borrowings under credit facilities	326,610	—	326,610	326,610	—	—
Promissory note payable	7,378		7,378	7,378	—	—
Borrowings under repurchase agreements	600,852	—	600,852	598,992	1,860	—
Total	$935,483	$—	$935,483	$932,980	$2,503	$—

(1)

Amounts presented in these columns are limited in total to the net amount of assets or liabilities presented in the prior column by instrument. In certain cases, there is excess cash collateral or financial assets we have pledged to a counterparty that exceed the financial liabilities subject to a master netting repurchase arrangement or similar agreement. Additionally, in certain cases, counterparties may have pledged excess cash collateral to us that exceeds our corresponding financial assets. In each case, any of these excess amounts are excluded from the table although they are separately reported in our consolidated balance sheets as assets or liabilities, respectively.

Note 12 – Derivative Instruments

The Company is exposed to changing interest rates and market conditions, which affects cash flows associated with borrowings. The Company enters into derivative instruments, which for the 2017 and 2016 were comprised of interest rate swaps and credit default swaps. Interest rate swaps are used to mitigate the exposure to changes in interest rates and involve the receipt of variable-rate interest amounts from a counterparty in exchange for us making payments based on a fixed interest rate over the life of the swap contract. Credit default swaps are executed in order to mitigate the risk of deterioration in the current credit health of the commercial mortgage market. IRLCs are entered into with customers who have applied for residential mortgage loans and meet certain underwriting criteria. These commitments expose GMFS to market risk if interest rates change, and if the loan is not hedged or committed to an investor.

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

As of March 31, 2017 there was one open credit default swap contract and 51 open interest rate swap contracts. As of December 31, 2016 there was one open credit default swap contract and 49 open interest rate swap contracts with counterparties.

The following table summarizes the Company’s derivatives as of March 31, 2017 and December 31, 2016.

		As of March 31, 2017			As of December 31, 2016
			Asset	Liability		Asset	Liability
		Notional	Derivatives	Derivatives	Notional	Derivatives	Derivatives
(In Thousands)	Primary Underlying Risk	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Credit Default Swaps	Credit Risk	$15,000	$203	$—	$15,000	$173	$–
Interest Rate Swaps	Interest rate risk	141,250	2,770	(619)	135,550	2,922	(643)
Interest rate lock commitments (IRLCs)	Interest rate risk	237,000	1,378	—	212,530	2,690	—
Total		$393,250	$4,351	$(619)	$363,080	$5,785	$(643)

The following tables summarize the gains and losses on the Company’s derivatives for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
		Net Change in		Net Change in
	Net Realized	Unrealized	Net Realized	Unrealized
(In Thousands)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Credit Default Swaps	$—	$30	$—	$(50)
Interest Rate Swaps	(224)	(129)	(566)	(2,226)
Interest rate lock commitments (IRLCs)	—	(1,312)	—	—
Total	$(224)	$(1,411)	$(566)	$(2,276)

Note 13 – Borrowings Under Repurchase Agreements

As of March 31, 2017 and December 31, 2016, the Company had master repurchase agreements with six counterparties and had outstanding borrowings of $633.0 million and $600.9 million with those counterparties, respectively. Our repurchase agreements bear interest at a contractually agreed-upon rate and typically have initial terms of one month at inception, but in some cases may have initial terms that are shorter or longer.

The following table presents certain characteristics of our repurchase agreements at March 31, 2017:

		Weighted	Weighted
	Repurchase	Average	Average
	Agreement	Borrowing	Remaining
(In Thousands)	Borrowings	Rate	Maturity (days)
Securities financed:
Short term investments	$319,396	0.5%	10
Loans, held-for-investment / Loans, held at fair value	305,551	3.6%	189
Mortgage backed securities	8,004	3.1%	88
Total securities financed	$632,951	2.0%	98

The following table presents certain characteristics of our repurchase agreements at December 31, 2016:

		Weighted	Weighted
	Repurchase	Average	Average
	Agreement	Borrowing	Remaining
(In Thousands)	Borrowings	Rate	Maturity (days)
Securities financed:
Short term investments	$319,690	0.2%	5
Loans, held-for-investment / Loans, held at fair value	273,050	3.6%	144
Mortgage backed securities	8,112	2.9%	86
Total securities financed	$600,852	1.8%	69

The following table presents contractual maturity information about our borrowings under repurchase agreements at the consolidated balance sheet dates:

	March 31, 2017		December 31, 2016
		Weighted		Weighted
	Balance	Average	Balance	Average
Time Until Contractual Maturity	(In Thousands)	Interest Rate	(In Thousands)	Interest Rate
Within 30 days	$319,396	0.5%	$350,054	0.4%
Over 30 days to 60 days	15,196	2.9%	87,942	4.0%
Over 60 days to 90 days	127,117	3.6%	8,112	2.9%
Over 90 days to 120 days	10,975	2.8%	—	—%
Over 120 days to 360 days	160,267	3.6%	154,744	3.6%
Total	$632,951	2.0%	$600,852	1.8%

The following table presents the carry value or fair value of collateral positions the Company pledged with respect to the Company’s borrowings under repurchase agreements at March 31, 2017:

				Fair Value of
	Assets			Assets Pledged
	Pledged at	Amortized	Accrued	and Accrued
(In Thousands)	Fair Value	Cost	Interest	Interest
Collateral pledged:
Short term investments	$319,474	$319,405	$—	$319,474
Loans, held-for-investment / Loans, held at fair value	373,780	373,975	1,930	375,710
Mortgage backed securities	11,521	11,155	22	11,543
Retained interest in assets of consolidated VIEs	69,139	69,139	421	69,560
Total collateral pledged	$773,914	$773,674	$2,373	$776,287

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

Note 14 – Senior secured note

On February 13, 2017, ReadyCap Holdings LLC, a subsidiary of the Company, issued $75.0 million in 7.50% Senior Secured Notes (“the Notes”). Payments of the amounts due on the Notes are fully and unconditionally guaranteed by the Company and its subsidiaries: Sutherland Partners LP, Sutherland Asset I, LLC, and ReadyCap Commercial, LLC. Interest on the Notes is payable semiannually on each February 15 and August 15, beginning on August 15, 2017. The Notes will mature on February 15, 2022. ReadyCap’s and the guarantors’ respective obligations under the Notes are secured by a perfected first-priority lien on the capital stock of ReadyCap and certain assets owned by the Company. As of March 31, 2017, we are in compliance with all covenants with respect to the Notes.

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

	Weighted	Range of
	Average	Interest	Range of
(In Thousands)	Interest Rate	Rates	Maturities (Years)	Ending Balance
March 31, 2017	3.03%	1.28 – 6.57%	2017 - 2038	$361,916
December 31, 2016	2.79%	3.50 – 8.75%	2017 - 2038	$390,555

The following table summarizes contractual maturities of total guaranteed loan financing outstanding as of March 31, 2017:

(In Thousands)	March 31, 2017
2017	$2,262
2018	5,509
2019	4,281
2020	5,199
2021	5,820
Thereafter	338,845
Total	$361,916

Our guaranteed loan financing is secured by loans, held-for-investment of $367.7 million and $396.9 million as of March 31, 2017 and December 31, 2016, respectively.

Note 16 – Related Party Transactions

Management Agreement

The Company has entered into a management agreement with the Manager (Management Agreement), which describes the services to be provided to us by the Manager and compensation for such services. The Manager is responsible for managing the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors.

Base Management Fee

Pursuant to the terms of the Management Agreement, our Manager is paid a management fee calculated and payable quarterly in arrears equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement) up to $500 million and 1.00% per annum of stockholders’ equity in excess of $500 million.

The following table presents certain information on the management fee payable to our Manager:

	For the Three Months Ended March 31,
	2017	2016
Management fee - total	$$2.0 million	$1.8 million
Management fee - amount unpaid	$$2.4 million	$2.2 million

Incentive Distribution

In addition, the Manager is entitled to an incentive distribution in an amount equal to the product of (i) 15% and (ii) the excess of (a) core earnings (as defined in the partnership agreement or our operating partnership) on a rolling four-quarter basis over (b) an amount equal to 8.00% per annum multiplied by the weighted average of the issue price per share of the common stock or OP units multiplied by the weighted average number of shares of common stock outstanding, provided that Core Earnings over the prior twelve calendar quarters (or the period since the closing of the ZAIS Financial merger, whichever is shorter) is greater than zero.  For purposes of determining the incentive distribution payable to our Manager, core earnings is defined under the partnership agreement of our operating partnership in a manner that is similar to the definition of Core Earnings described below under Item 2. “Management’s Discussion and Analysis of Financial Condition

and Results of Operations – Non-GAAP Financial Measures” included in this quarterly report on Form 10-Q but with the following additional adjustments which (i) further exclude: (a) the incentive distribution, (b) non-cash equity compensation expense, if any, (c) unrealized gains or losses on SBC loans (not just MBS and MSRs), (d)  depreciation and amortization (to the extent we foreclose on any property), and (e) one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of the independent directors and (ii) add back any realized gains or losses on the sales of MBS and on discontinued operations which were excluded from the definition of Core Earnings described under "Non-GAAP Financial Measures".

The following table presents certain information on the incentive distribution fee payable to our Manager:

	For the Three Months Ended March 31,
	2017	2016
Incentive fee distribution - total	$—	$—
Incentive fee distribution - amount unpaid	$—	$0.5 million (1)
(1) Represents stock due to the Manager as of March 31, 2016. The shares have a three-year lock up period.

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

Expense Reimbursement

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

The following table presents certain information on reimbursable expenses payable to our Manager:

	For the Three Months Ended March 31,
	2017	2016
Reimbursable expenses payable to our Manager - total	$0.9 million	$2.3 million
Reimbursable expenses payable to our Manager - amount unpaid	$0.7 million	$1.8 million

Note 17 – Financial Instruments with Off-balance Sheet Risk, Credit Risk, and Certain Other Risks

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

Credit Risk — The Company is subject to credit risk in connection with our investments in SBC loans and SBC MBS and other target assets we may acquire in the future.  The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term.  We believe that loan credit quality is primarily determined by the borrowers' credit profiles and loan characteristics. We seek to mitigate this risk by seeking to acquire assets at appropriate prices given anticipated and unanticipated losses and by deploying a value−driven approach to underwriting and diligence, consistent with our historical investment strategy, with a focus on projected cash flows and potential risks to cash flow.  We further mitigate our risk of potential losses while managing and servicing our loans by performing various workout and loss mitigation strategies with delinquent borrowers.  Nevertheless, unanticipated credit losses could occur which could adversely impact operating results.

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

Off‑Balance Sheet Risk —The Company has undrawn commitments on outstanding loans which are disclosed in Note 18.

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

Note 18 – Commitments, Contingencies and Indemnifications

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

GMFS Settlement Agreement

As previously disclosed in the Joint Proxy Statement Prospectus used in connection with the ZAIS Financial merger transaction and in our annual report on Form 10-K for the year ended December 31, 2016, a counterparty (the “Counterparty”) whose predecessor purchased mortgage loans from GMFS, which is currently our subsidiary, asserted claims (the “Claims”) against GMFS for breach of representations and warranties arising out these mortgage loan sales.  We estimate that dating back to a period that began in 1999 and ended in 2006, approximately $1 billion of mortgage loans were sold and servicing was released by GMFS to the predecessor to the Counterparty.  As we have also previously disclosed, GMFS entered into a statute of limitations tolling agreement with the Counterparty on December 12, 2013 related to the Claims, which was further amended to extend the expiration date, most recently to May 15, 2017.

On April 25, 2017, the Company and GMFS entered into a definitive agreement (the “Settlement Agreement”) to settle all Claims with the Counterparty and provide for mutual releases.  Pursuant to the Settlement Agreement, the Company has paid a total of $6.0 million in cash and issued approximately $4.0 million in shares of the Company's common stock (275,862 shares issued)  to the Counterparty (the “Shares”), resulting in a total of $10.0 million of consideration paid.  The Shares were issued on May 2, 2017, in a private placement transaction. As part of the settlement, the Company has granted the Counterparty customary resale registration rights.

During the period beginning on the 24-month anniversary of the date of the Settlement Agreement (and ending 30 days thereafter), the Counterparty will have the right, but not the obligation, to require that the Company repurchase any and all the Shares that the Counterparty then owns at a price per share equal to 65% of the then last reported book value per share of the Company's common stock.

GMFS was an indirect subsidiary of ZAIS Financial when the Company completed its merger transaction with ZAIS Financial on October 31, 2016.  As disclosed in the Joint Proxy Statement Prospectus used in connection with the merger transaction and in our annual report on Form 10-K for the year ended December 31, 2016, ZAIS Financial had originally acquired GMFS on October 31, 2014 (the “GMFS 2014 acquisition”) from investment partnerships that were advised by our Manager, and from certain other entities controlled by GMFS management (together, the “2014 GMFS sellers”).  The terms of the GMFS 2014 acquisition provided for the payment of both cash consideration and the possible payment of additional contingent consideration based on the achievement by GMFS of certain financial milestones specified in the GMFS 2014 acquisition agreement.

The 2014 GMFS acquisition agreement contained representations and warranties related to GMFS, as well as indemnification obligations to cover breaches of representations and warranties, repurchase claims or demands from investors in respect of mortgage loans originated, purchased or sold by GMFS prior to the closing date of the acquisition.  The 2014 GMFS acquisition agreement also established an escrow fund to support the payment of indemnification claims and allowed for indemnification claims to be offset against the contingent consideration that would otherwise be payable to the 2014 GMFS sellers under the 2014 GMFS acquisition agreement.

Under the terms of the indemnification provisions contained in the GMFS 2014 acquisition agreement, the 2014 GMFS sellers are liable for amounts paid in settlement of Claims made with their consent, which consent was not to be unreasonably withheld or delayed. Certain of the 2014 GMFS sellers did not consent to the settlement, and as a result, there can be no assurance that the exercise of the right to indemnification by the Company under the terms of the 2014 acquisition agreement would be successful.

Since the resolution of the Claims and related settlement occurred subsequent to the March 31, 2017 balance sheet date, but before the issuance of the financial statements, the effects have been reflected and recognized in the consolidated financial statements as of March 31, 2017.  As a result, we recorded a legal settlement payable amount of $10.0 million, which is reflected in Other Liabilities on the consolidated balance sheet as of March 31, 2017. In accordance with the terms of the 2014 GMFS acquisition agreement, $4.0 million of the total consideration will be paid by withdrawing funds from the escrow account established by the sellers at the time of the acquisition, which has been recorded as a receivable in Other Assets on the consolidated balance sheet as of March 31, 2017. A total of $0.2 million of the loan indemnification reserve has been released as of March 31, 2017. Also in accordance with the terms of the 2014 GMFS acquisition agreement, we have applied the remaining amount of $5.8 million against the contingent consideration accrued on our balance sheet to cover the possible payment pursuant to the GMFS 2014 acquisition. As a result, we have reduced the remaining contingent consideration on our balance sheet from $14.6 million to $8.8 million as of March 31, 2017. As of March 31, 2017, the effects described above have been recorded as follows:

Description	Balance Sheet Account	Increase (Decrease) - in millions
Escrow receivable	Other assets	$4.0
Loan indemnification reserve release	Accounts payable and other accrued liabilities	$(0.2)
Contingent consideration reduction	Contingent consideration	$(5.8)
Legal settlement payable	Accounts payable and other accrued liabilities	$10.0

As a result, the settlement did not result in a charge to our earnings or otherwise adversely impact our results of operations.

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

Unfunded Loan Commitments

As of March 31, 2017 and December 31, 2016, the Company had $6.2 million and $14.9 million of unfunded loan commitments related to loans, held at fair value, respectively. As of March 31, 2017 and December 31, 2016, the Company had $46.5 million and $29.3 million of unfunded loan commitments related to loans, for investment, respectively.

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

Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. As of March 31, 2017 and December 31, 2016, total commitments to originate loans were $248.7 million and $200.0 million, respectively.

Note 19 – Income Taxes

The Company is a REIT pursuant to IRC Section 856. Our qualification as a REIT depends on our ability to meet various requirements imposed by the Internal Revenue Code, which relate to our organizational structure, diversity of stock ownership and certain requirements with regard to the nature of our assets and the sources of our income. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four taxable years. As of March 31, 2017 and December 31, 2016, we are in compliance with all REIT requirements.

Certain of our subsidiaries have elected TRS status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. The accompanying consolidated financial statements include an interim tax provision for our TRS’ for the three months ended March 31, 2017 and 2016.

During the three months ended March 31, 2017 and 2016, we recorded an income tax provision of $1.0 million and $1.2 million, respectively, primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. The decrease in the Company’s effective tax rate is related to an anticipated decline in the proportion of taxable income earned by our taxable REIT subsidiaries.  There were no material changes to uncertain tax positions or valuation allowances against deferred tax assets during the quarter.

Note 20 – Other Asset and Other Liabilities

The following table details the Company’s other assets and other liabilities as of the consolidated balance sheet dates.

(In Thousands)	March 31, 2017	December 31, 2016
Other assets:
Due from servicers	29,490	27,029
Intangible assets	3,543	3,636
Accrued interest	5,715	5,606
Real estate acquired in settlement of loans	4,810	3,933
Deferred financing costs	3,421	3,376
Fixed assets	1,456	1,572
Prepaid taxes	1,467	1,456
Deferred tax asset	1,371	1,371
Prepaid technology expense	743	918
Prepaid insurance expense	642	899
Other	8,280	4,481
Total other assets	$60,938	$54,277
Accounts payable and other accrued liabilities:
Accrued salaries, wages and commissions	$11,574	$17,450
Servicing principal and interest payable	10,381	10,664
Legal settlement payable	10,000	—
Repair and denial reserve	6,550	6,813
Liability under subservicing agreements	2,188	6,757
Unapplied cash	3,960	6,278
Accrued interest payable	4,376	4,680
Payable to related parties	2,407	3,762
Accrued professional fees	2,247	2,880
Loan indemnification reserve	2,658	2,780
Accrued tax liability	3,015	1,996
Liability under participation agreements	1,282	1,735
Deferred tax liability	632	632
Accounts payable on liability under participation agreements	241	982
Cash held as collateral	80	80
Other	1,539	2,718
Total accounts payable and other accrued liabilities	$63,130	$70,207

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

(In Thousands)	March 31, 2017	December 31, 2016
North Carolina	1,850	1,850
Florida	1,335	1,320
Illinois	1,261	19
Texas	108	108
Other	256	636
Total	$4,810	$3,933

Loan indemnification reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other accrued liabilities in the Company's consolidated balance sheets and the provision for loan indemnification losses is included in other expense in the Company's consolidated statements of income. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demand, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability. At March 31, 2017 and December 31, 2016, the loan indemnification reserve was $2.7 million and $2.8 million, respectively.

Because of the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. At March 31, 2017 and December 31, 2016, the reasonably possible loss above the recorded loan indemnification reserve was not considered material.

Note 21 – Other Income and Operating Expenses

The following table details the Company’s other income and operating expenses for the consolidated statements of income.

	For the Three Months Ended March 31,
(In Thousands)	2017	2016
Other income
Origination income	2,554	420
Release of repair and denial reserve	263	1,462
Other	(115)	426
Total other income	$2,702	$2,308
Other operating expenses
Origination costs	7,935	943
Technology expense	911	660
Charge off of real estate acquired in settlement of loans	103	567
Rent expense	559	338
Recruiting, training and travel expenses	467	309
Acquisition costs	269	341
Depreciation	136	—
Marketing expense	379	130
Insurance expense	238	150
Other	1,511	425
Total other operating expenses	$12,508	$3,863

Note 22 – Use of Special Purpose Entities

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

As of March 31, 2017, the carrying value of the Company’s securitized assets was $621.4 million and $3.9 million, and is presented on the consolidated balance sheet as loans, held-for-investment and real estate acquired in settlement of loans, respectively. As of December 31, 2016, the carrying value of the Company’s securitized assets was $655.6 million and $4.1 million, and is presented on the consolidated balance sheet as loans, held-for-investment and real estate acquired in settlement of loans, respectively.

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

Securitized debt

The consolidation of the securitization transactions includes the issuance of senior securities to third parties which are shown as securitized debt obligations of consolidated VIEs on the consolidated balance sheets. The following table presents additional information on the Company’s securitized debt obligations:

	March 31, 2017			December 31, 2016
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(In Thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
Waterfall Victoria Mortgage Trust 2011-SBC2	$20,177	$20,177	5.3%	$24,472	$24,472	5.2%
Sutherland Commercial Mortgage Loans 2015-SBC4	24,431	23,591	4.0	39,464	38,402	3.9
ReadyCap Commercial Mortgage Trust 2014-1	70,511	70,258	3.4	84,320	83,885	3.4
ReadyCap Commercial Mortgage Trust 2015-2	165,522	160,221	4.1	166,232	160,699	4.0
ReadyCap Commercial Mortgage Trust 2016-3	117,131	113,568	3.5	133,774	129,914	3.5
ReadyCap Lending Small Business Trust 2015-1	46,694	46,240	2.3	56,055	55,570	2.0
Total	$444,466	$434,055	3.7%	$504,317	$492,942	3.6%

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

VIE impact on consolidated financial statements

The following table reflects the assets and liabilities recorded on the consolidated balance sheets:

(In Thousands)	March 31, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$4	$131
Restricted cash	598	808
Loans, held-for-investment (net of allowances for loan losses of $2,075 at March 31, 2017 and $3,409 at December 31, 2016)	621,423	655,559
Real estate acquired in settlement of loans	3,920	4,103
Accrued interest	1,987	2,835
Due from servicers	3,833	27,660
Total assets	631,765	691,096
Liabilities:
Securitized debt obligations of consolidated VIEs	434,055	492,942
Total liabilities	434,055	492,942
Equity	$197,710	$198,154

The following table reflects the income and expense amounts recorded on our consolidated statements of income related to our consolidated VIEs for the periods the Company operated under operating company accounting.

	Three Months Ended March 31,
(In Thousands)	2017	2016
Interest income
Loans, held-for-investment	$13,381	$15,296
Total interest income	13,381	15,296
Interest expense
Securitized debt obligations	(5,122)	(4,541)
Total interest expense	(5,122)	(4,541)
Net interest income before provision for loan losses	8,259	10,755
Provision for loan losses	(1,013)	(996)
Net interest income after provision for loan losses	7,246	9,759
Other income (expense)
Other income	2	22
Loan servicing expense	(31)	(798)
Professional fees	(7)	—
Operating expenses	(754)	(405)
Total other income (expense)	(790)	(1,181)
Realized gain (loss)
Loans, held-for-investment	6	148
Real estate acquired in settlement of loans	(51)	(86)
Securitized debt obligations	(93)	(63)
Total realized gain (loss)	(138)	(1)
Net Income	$6,318	$8,577

Note 23 – Stockholders’ Equity

The Company’s authorized capital stock consists of 500,000,000 shares of common stock, $0.0001 par value per share and 125 shares of preferred stock, $1,000.00 par value. As of March 31, 2017 and December 31, 2016, 30,549,084 and 30,549,084 shares of common stock were issued and outstanding, respectively.

Common stock dividends

The following table presents cash dividends declared by our board of directors on our common stock from January 1, 2016 through March 31, 2017:

			Dividend per
Declaration Date	Record Date	Payment Date	Share
May 20, 2016	June 3, 2016	June 17, 2016	$0.45	(1)
August 23, 2016	September 2, 2016	September 16, 2016	$0.45	(1)
October 11, 2016	October 14, 2016	October 25, 2016	$0.36	(1)
December 21, 2016	December 30, 2016	January 27, 2017	$0.35
March 14, 2017	March 31, 2017	April 13, 2017	$0.37
(1) Retrospectively adjusted for the equivalent number of shares after reverse acquisition

Incentive fee stock issuance

On January 8, 2016, the Company issued 27,199 shares at $17.74 per share to the Manager for the incentive distribution fee earned for the second and third quarters of 2015.  As discussed above, the Manager is entitled to an incentive distribution fee as defined in the Management Agreement.

Stock incentive plan

In connection with the reverse merger, the Company adopted ZAIS Financial’s 2012 equity incentive plan (“the 2012 Plan”). The 2012 Plan authorizes the Compensation Committee to approve grants of equity-based awards to our officers, directors, and employees of the Manager and its affiliates. The equity incentive plan provides for grants of equity-based awards up to an aggregate of 5% of the shares of the Company’s common stock issued and outstanding from time to time on a fully diluted basis.

During the first quarter of 2017, the Company issued Restricted Stock Units (“RSUs”) to its independent directors as compensation for their service on the board of directors. RSUs are awarded at no cost to the recipient upon their grant.  Each of our four independent directors received a one-time grant of 5,000 RSUs vesting immediately on a one-for-one basis for 5,000 shares of our common stock as compensation for service to date. Each independent director also received an annual grant of 5,000 RSUs that vested or will vest on a one-for-one basis for shares of our common stock in equal quarterly installments over a one year period ending December 31, 2017. The shares of stock associated with RSUs are not issued and are unvested until the directors, officers or employees meet certain vesting conditions and earn the right to those shares. Dividend equivalent rights will be paid on unvested RSUs at the same rate and at the same time as dividends on the Company’s common stock. The Company’s current policy for issuing shares upon settlement of stock-based incentive awards is to issue new shares.

The fair value of the RSUs granted, which is determined based upon the stock price on the grant date, is recorded as compensation expense on a straight-line basis over the vesting period for the award, with an offsetting increase in stockholders’ equity.

The following table summarizes the Company’s RSU activity for the three months ended March 31, 2017:

	RSUs
(In Thousands, except share data)	Number of shares	Weighted-average grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, January 1	—	$—	$—
Granted	40,000	580	14.50
Vested	(25,000)	(363)	14.50
Forfeited	—	—	—
Canceled	—	—	—
Outstanding, March 31, 2017	15,000	$218	$14.50

During the three months ended March 31, 2017, the Company recognized $0.4 million of noncash compensation expense related to its stock-based incentive plan in its consolidated statements of income.

At March 31, 2017, approximately $0.2 million of noncash compensation expense related to unvested awards had not yet been charged to net income. These costs are expected to be amortized into compensation expense ratably over the course of the remainder of 2017.

No awards were issued in connection with our private offering of shares of common stock as of December 31, 2016.

Note 24 – Earnings per Common Share

The following table provides a reconciliation of both income from continuing operations and loss from discontinued operations, and the number of common shares used in the computation of basic income per share. This reconciliation has been retrospectively adjusted for the equivalent number of shares after the reverse acquisition.

	Three Months Ended March 31,
(In Thousands, except for share and per share amounts)	2017	2016
Basic Earnings
Continuing Operations
Income from continuing operations	$9,557	$9,464
Less: Income attributable to non-controlling interest	701	737
Less: Income attributable to participating shares (RSUs)	3	-
Basic - Income from continuing operations	$8,853	$8,727

Discontinued Operations
Loss from discontinued operations	-	(351)
Basic — Net income attributable to SLD common stockholders after allocation to participating shares (RSUs)	$8,853	$8,376

Diluted Earnings
Continuing Operations
Basic — Income from continuing operations	$9,557	$9,464
Less: Income attributable to non-controlling interest	701	737
Less: Income attributable to participating shares (RSUs)	3	-
Diluted — Income from continuing operations	$8,853	$8,727

Discontinued Operations
Basic — Loss from discontinued operations	-	(351)
Diluted — Net income attributable to SLD common stockholders after allocation to participating shares (RSUs)	$8,853	$8,376

Number of Shares
Basic — Average shares outstanding	30,549,806	25,764,953	(1)
Effect of dilutive securities — Unvested participating shares	-	-
Diluted — Average shares outstanding	30,549,806	25,764,953

Earnings Per Share Attributable to SLD Common Stockholders:
Basic
Income from continuing operations	$0.29	$0.34
Loss from discontinued operations	-	(0.01)

Diluted
Income from continuing operations	$0.29	$0.34
Loss from discontinued operations	-	(0.01)
(1) Retroactively adjusted for the equivalent number of shares after the reverse acquisition using an exchange rate of 0.8356.

Since our capital structure only includes common shares and the unvested shares and does not include any other potential shares, basic and diluted EPS under the two-class method is the same. As of March 31, 2017, participating RSU shares of 15,000, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Certain investors own OP units in our operating partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the operating partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the Operating Partnership is reduced and the Company's equity is increased. At March 31, 2017 and December 31, 2016, the non-controlling interest OP unit holders owned 2,349,561, OP units, respectively, or 7.1% of the OP units issued by our operating partnership.

Note 25 – Segment Reporting

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

Reportable segments for the three months ended March 31, 2017 are summarized in the below table.

		SBC	SBA Originations,	Residential
	Loan	Conventional	Acquisitions,	Mortgage
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Consolidated
Interest income
Loans, held-for-investment	$18,567	$1,191	$10,143	$200	$30,101
Loans, held at fair value	264	1,362	—	—	1,626
Loans, held for sale, at fair value	421	183	—	830	1,434
Mortgage backed securities, at fair value	723	—	—	—	723
Total interest income	$19,975	2,736	$10,143	$1,030	$33,884
Interest expense
Securitized debt obligations of consolidated VIEs	(4,824)	—	(298)	—	(5,122)
Borrowings under repurchase agreements	(3,016)	(1,205)	—	—	(4,221)
Guaranteed loan financing	—	—	(3,264)	—	(3,264)
Borrowings under credit facilities	(1,676)	(189)	(425)	(686)	(2,976)
Senior secured note	—	(790)	—	—	(790)
Promissory note payable	(68)	—	—	—	(68)
Total interest expense	$(9,584)	$(2,184)	$(3,987)	$(686)	$(16,441)
Net interest income before provision for loan losses	$10,391	$552	$6,156	$344	$17,443
Provision for loan losses	(622)	(96)	(514)	—	(1,232)
Net interest income after provision for loan losses	$9,769	$456	$5,642	$344	$16,211
Other income (expense)
Other income	$134	$554	$133	$1,881	$2,702
Servicing income	6	(503)	797	4,142	4,442
Employee compensation and benefits	(621)	(2,026)	(2,199)	(8,618)	(13,464)
Allocated employee compensation and benefits from related party	(584)	(142)	(162)	(124)	(1,012)
Professional fees	(1,044)	(328)	(487)	(300)	(2,159)
Management fees – related party	(1,140)	(277)	(317)	(243)	(1,977)
Loan servicing expense	(900)	(247)	1,108	(1,474)	(1,513)
Other operating expenses	(1,593)	(1,804)	(885)	(8,226)	(12,508)
Total other income (expense)	$(5,742)	$(4,773)	$(2,012)	$(12,962)	$(25,489)
Net realized gain on financial instruments	592	1,320	1,054	17,295	20,261
Net unrealized gain (loss) on financial instruments	605	1,018	211	(2,226)	(392)
Net income before income tax provisions	$5,224	$(1,979)	$4,895	$2,451	$10,591
Provision for income taxes	103	260	(907)	(490)	(1,034)
Net income	$5,327	$(1,719)	$3,988	$1,961	$9,557
Total Assets	$1,459,837	$213,937	$543,666	$310,082	$2,527,522

Reportable segments for the three months ended March 31, 2016 are summarized in the below table.

		SBC	SBA Originations,	Residential
	Loan	Conventional	Acquisitions,	Mortgage
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Consolidated
Interest income
Loans, held-for-investment	$17,863	$622	$13,847	$—	$32,332
Loans, held at fair value	585	2,777	—	—	3,362
Loans, held for sale, at fair value	—	—	—	—	—
Mortgage backed securities, at fair value	2,173	—	—	—	2,173
Total interest income	$20,621	$3,399	$13,847	$—	$37,867
Interest expense
Securitized debt obligations of consolidated VIEs	(4,117)	—	(424)	—	(4,541)
Borrowings under repurchase agreements	(2,269)	(1,590)	—	—	(3,859)
Guaranteed loan financing	—	—	(3,949)	—	(3,949)
Borrowings under credit facilities	(1,472)	—	(480)	—	(1,952)
Total interest expense	$(7,858)	$(1,590)	$(4,853)	$—	$(14,301)
Net interest income before provision for loan losses	$12,763	$1,809	$8,994	$—	$23,566
Provision for loan losses	(2,177)	—	(7)	—	(2,184)
Net interest income after provision for loan losses	$10,586	$1,809	$8,987	$—	$21,382
Other income (expense)
Other income	$587	$316	$1,405	$—	$2,308
Servicing income	15	120	1,278	—	1,413
Employee compensation and benefits	—	(2,284)	(2,786)	—	(5,070)
Allocated employee compensation and benefits from related party	(503)	(220)	(177)	—	(900)
Professional fees	(723)	(205)	(848)	—	(1,776)
Management fees – related party	(1,027)	(450)	(361)	—	(1,838)
Incentive fees – related party	—	—	—	—	—
Loan servicing (expense) income	(1,052)	(125)	301	—	(876)
Other operating expenses	(1,262)	(1,759)	(842)	—	(3,863)
Total other income (expense)	$(3,965)	$(4,607)	$(2,030)	$—	$(10,602)
Net realized (loss) gain on financial instruments	(2,271)	1,457	1,005	—	191
Net unrealized gain (loss) on financial instruments	1,723	(2,059)	—	—	(336)
Net income before income tax provisions	$6,073	$(3,400)	$7,962	$—	$10,635
Provision for income taxes	—	1,735	(2,906)	—	(1,171)
Net income from continuing operations	$6,073	$(1,665)	$5,056	$—	$9,464
Total Assets	$1,258,104	$245,360	$707,782	$—	$2,211,246

Note 26 – Discontinued Operations

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

The sale of Silverthread closed in May of 2016, with an effective economic date of March 1, 2016. We negotiated an agreement with the buyer to receive $4.0 million, $1.7 million of which was received in early March of 2017.  The remaining balance is expected at the end of May 2017. The net estimated receivable of $2.3 million is included in Receivable from Third Parties on the Consolidated Balance Sheet as March 31, 2017.  The operating results during the three months ended March 31, 2017 and 2016 did not have a material impact on our consolidated financial statements.

As of March 31, 2017 and December 31, 2016, there were no assets or liabilities of the discontinued segment.

The primary components of discontinued operations are detailed in the table below:

	Three Months Ended March 31,
(In Thousands)	2017		2016
Other income (expense)	$		$
Commission income		—		2,984
Property management income		—		263
Other		—		16
Total other income		$—		$3,263
Employee compensation and benefits		—		(1,071)
Professional fees		—		(138)
Operating expenses
Commission expense		—		(1,844)
Technology expense		—		(171)
Rent expense		—		(268)
Tax expense		—		(3)
Recruiting, training, and travel expenses		—		(46)
Marketing expense		—		(29)
Other		—		(536)
Total other operating expenses		$—		$(2,897)
Gain on sale		—		267
Loss before income tax benefit		—		(576)
Income tax benefit		—		225
Loss on discontinued operations presented on the statements of income		$—		$(351)

Note 27 – Subsequent Events

As indicated in “Note 18 – Commitments, Contingencies, and Indemnifications,” on April 25, 2017, the Company and GMFS entered into a definitive agreement to settle all claims with the counterparty and provide for mutual releases. Pursuant to the settlement agreement, the Company has agreed to pay a total of $6,000,000 in cash and to issue 275,862 of shares of the Company’s common stock to the counterparty. Since the resolution of the claims and related settlement occurred subsequent to the balance sheet date, but before the issuance of the financial statements, the effects have been reflected and recognized in the consolidated financial statements as of March 31, 2017

Item 1A. Forward-Looking Statements

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

Overview

We are a real estate finance company that acquires, originates, manages, services and finances primarily small balance commercial (“SBC”) loans. SBC loans range in original principal amount of between $500,000 and $10 million and are used by small businesses to purchase real estate used in their operations or by investors seeking to acquire small multi-family, office, retail, mixed use or warehouse properties. Our acquisition and origination platforms consist of the following four operating segments:

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

•

SBC Conventional Originations. We originate SBC loans secured by stabilized or transitional investor properties using multiple loan origination channels through our wholly-owned subsidiary, ReadyCap Commercial.  Additionally, as part of this segment, we originate and service multi-family loan products under the newly launched small balance loan program of the Federal Home Loan Mortgage Corporation (“Freddie Mac” and the “Freddie Mac program”).

•

SBA Originations, Acquisitions and Servicing. We acquire, originate and service owner-occupied loans guaranteed by the Small Business Administration (“SBA”) under its Section 7(a) loan program (the “SBA Section 7(a) Program”) through our wholly-owned subsidiary, ReadyCap Lending. We hold an SBA license as one of only 14 non-bank Small Business Lending Companies (“SBLCs”) and have been granted preferred lender status by the SBA. In the future, we may originate SBC loans for real estate under the SBA 504 loan program, under which the SBA guarantees subordinated, long-term financing.

•

Residential Mortgage Banking. In connection with our merger with ZAIS Financial Corp. ("ZAIS Financial") on October 31, 2016, as described in greater detail below, we added a residential mortgage loan origination segment through our wholly-owned subsidiary, GMFS, LLC ("GMFS").  GMFS originates residential mortgage loans eligible to be purchased, guaranteed or insured by the Federal National Mortgage Association (“Fannie Mae”), Freddie Mac, Federal Housing Administration (“FHA”), U.S. Department of Agriculture (“USDA”) and U.S. Department of Veterans Affairs (“VA”)through retail, correspondent and broker channels.

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

We are organized and conduct our operations to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the “Code”). So long as we qualify as a REIT, we are generally not subject to U.S. federal income tax on our net taxable income to the extent that we annually distribute all of our net taxable income to stockholders. We are organized in a traditional umbrella partnership REIT (“UpREIT”) format pursuant to which we serve as the general partner of, and conduct substantially all of our business through Sutherland Partners, LP, or our operating partnership, which serves as our operating partnership subsidiary. We also intend to operate our business in a manner that will permit us to be excluded from registration as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”).

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

Changes in Market Interest Rates

We own and expect to acquire or originate floating rate mortgages, or FRMs, and adjustable rate mortgage loans (“ARMs”), with maturities ranging from five to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in five to ten years. ARM loans generally have a fixed interest rate for a period of five, seven or ten years and then an adjustable interest rate equal to the sum of an index rate, such as LIBOR, plus a margin, while FRM loans bear interest that is fixed for the term of the loan. As of March 31, 2017, approximately 55% of the loans of our portfolio were ARMs, and 45% were FRMs, based on UPB. The weighted average margin, above the floating rate, on ARMs was approximately 2.8% and the weighted average coupon on FRMs was approximately 5.9% as of March 31, 2017. We utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with our ARMs.

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

SBC Loan and ABS Extension Risk

Waterfall Asset Management, LLC (“Waterfall” or the “Manager”) estimates the projected weighted-average life of our investments based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages and/or the speed at which we are able to liquidate an asset. If the timeline to resolve non-performing assets extends, this could have a negative impact on our results of operations, as carrying costs may therefore be higher than initially anticipated. This situation may also cause the fair market value of our investment to decline if real estate values decline over the extended period. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

Market Conditions

With the onset of the global financial crisis, SBC origination volume fell approximately 42.5% from the 2006 peak through 2009 and the decline was accompanied by a reduction in the principal balance of outstanding SBC loans between 2008 and 2013. Based on publicly available data from Boxwood Means as of February 28, 2017, while commercial property prices have almost recovered to their 2007 peak, SBC property prices have increased only 21.5% from the 2012 trough. We believe this trend suggests continued tight credit in SBC lending and supports our belief that credit spreads in the SBC loan asset class should for the foreseeable future remain wider compared to large balance commercial mortgage loans. Since late 2008, we have seen substantial volumes of non-performing SBC loans available for purchase from U.S. banks at significant discounts to their UPBs. We believe that banks have been motivated to sell SBC loans in order to improve their regulatory capital ratios, reduce their troubled asset ratios, a key measure monitored by regulators, investors and other stakeholders in assessing bank safety and soundness, relieve the strain on their operations caused by managing distressed loan books and to demonstrate to regulators, investors and other stakeholders that they are addressing their distressed asset issues and the drag they place on operating performance through controlled sales of these assets over time. We believe that banks will continue to be motivated to divest their non-performing SBC loan assets to address these issues over the next several years. We believe that as the economic recovery continues the volume of short-term loan extensions and restructurings will be reduced, resulting in increased opportunities for us to originate first mortgage SBC loans in the market. We believe that the supply of new capital to meet this increasing demand will continue to be constrained by the historically low activity levels in the ABS market.

Critical Accounting Policies and Use of Estimates

See the Company's Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the Company's critical accounting policies and use of estimates during the three months ended March 31, 2017.

First Quarter 2017 Highlights

Operating results:

•	Achieved Net Income of $9.6 million during the three months ended March 31, 2017.

•	Earnings per share of $0.29 for the three months ended March 31, 2017.

•	Core Earnings of $10.9 million, or $0.33 per share, during the three months ended March 31, 2017.

•	Declared dividends of $0.37 per share, during the quarter ended March 31, 2017, representing a 10.2% dividend yield, based on the the closing share price on March 31, 2017

Loan originations and acquisitions:

•	Loan originations totaled $637.9 million including $148.4 million in SBC loans, $28.5 million of SBA Section 7(a) Program loans and $461.0 million of residential loans.

•	Robust pipeline with substantial acquisition and origination opportunities (based on fully committed amounts):

o	Acquisition pipeline of $128 million in SBC loans

o	Origination pipeline of:
▪	$192.3 million SBC loans
▪	$80.0 million of SBA Section 7(a) Program loans
▪	$248.7 of commitments to originate residential agency loans

      We have a large and active pipeline of potential acquisition and origination opportunities that are in various stages of our investment process. We refer to assets as being part of our acquisition pipeline or our origination pipeline if: (i) an asset or portfolio opportunity has been presented to us and we have determined, after a preliminary analysis, that the assets fit within our investment strategy and exhibit the appropriate risk/reward characteristics and (ii) in the case of acquired loans, we have executed a non-disclosure agreement (“NDA”) or an exclusivity agreement and commenced the due diligence process or we have executed more definitive documentation, such as a letter of intent (“LOI”), and in the case of originated loans, we have issued a LOI, and the borrower has paid a deposit.  We operate in a competitive market for investment opportunities and competition may limit our ability to originate or acquire the potential investments in the pipeline. The consummation of any of the potential loans in the pipeline depends upon, among other things, one or more of the following: available capital and liquidity, our Manager’s allocation policy, satisfactory completion of our due diligence investigation and investment process, approval of our Manager’s Investment Committee, market conditions, our agreement with the seller on the terms and structure of such potential loan, and the execution and delivery of satisfactory transaction documentation. Historically, we have acquired less than a majority of the assets in our Manager’s pipeline at any one time and there can be no assurance the assets currently in its pipeline will be acquired or originated by our Manager in the future.

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

ZAIS Financial Merger

On October 31, 2016, we became a publicly traded company through our merger with and into a subsidiary of ZAIS Financial, with ZAIS Financial surviving the merger and changing its name to Sutherland Asset Management Corporation.  We were designated as the accounting acquirer because of our larger pre-merger size relative to ZAIS Financial, the relative voting interests of our stockholders after consummation of the merger, and our senior management and board continuing on after the consummation of the merger.  Because we were designated as the accounting acquirer, our historical financial statements (and not those of ZAIS Financial) are the historical financial statements following the consummation of the merger and are included in this quarterly report on Form 10-Q.

Investment Activity for the Three Months Ended March 31, 2017

Loan Acquisitions. During the three months ended March 31, 2017, we acquired loans $11.5 million of SBC loans and we advanced an additional $3.4 million on existing loans. During the three months ended March 31, 2017, we received proceeds from liquidations and principal payments on loans of $67.8 million.

SBC Loan Originations. ReadyCap Commercial originated $139.2 million in loans during the three months ended March 31, 2017 and we received proceeds from liquidations and principal payments on loans of $54.1 million.

SBA Loan Originations. ReadyCap Lending originated $25.9 million in loans during the three months ended March 31, 2017 and we received proceeds from liquidations and principal payments on loans of $52.4 million.

Residential Mortgage Loan Originations.  GMFS originated $461.0 million in loans and we received proceeds from liquidations and principal payments on loans of $527.6 million during the three months ended March 31, 2017.

Investment Activity for the Three Months Ended March 31, 2016

Loan Acquisitions. During the three months ended March 31, 2016, we did not acquire any loans. During the period, we received proceeds from liquidations and principal payments on loans of $59.4 million.

SBC Loan Originations. ReadyCap Commercial originated $218.2 million in loans during the three months ended March 31, 2016 and we received proceeds from liquidations and principal payments on loans of $156.2 million.

SBA Loan Originations. ReadyCap Lending originated $7.8 million in loans during the three months ended March 31, 2016 and we received proceeds from liquidations and principal payments on loans of $55.3 million.

Results of Operations

The following table compares our summarized results of operations for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	For the Three Months Ended
	March 31,		$ Change
	2017	2016	2017 vs. 2016
Interest income
Loan acquisitions	$19,975	$20,621	$(646)
SBC conventional originations	2,736	3,399	(663)
SBA originations, acquisitions and servicing	10,143	13,847	(3,704)
Residential mortgage banking	1,030	-	1,030
Total interest income	33,884	37,867	(3,983)
Interest expense
Loan acquisitions	(9,584)	(7,858)	(1,726)
SBC conventional originations	(2,184)	(1,590)	(594)
SBA originations, acquisitions and servicing	(3,987)	(4,853)	866
Residential mortgage banking	(686)	-	(686)
Total interest expense	(16,441)	(14,301)	(2,140)
Net interest income before provision for loan losses	17,443	23,566	(6,123)
Provision for loan losses	(1,232)	(2,184)	952
Net interest income after provision for loan losses	16,211	21,382	(5,171)
Other income
Loan acquisitions	140	602	(462)
SBC conventional originations	51	436	(385)
SBA originations, acquisitions and servicing	930	2,683	(1,753)
Residential mortgage banking	6,023	-	6,023
Total other income	7,144	3,721	3,423
Other expense
Loan acquisitions	(5,882)	(4,567)	(1,315)
SBC conventional originations	(4,824)	(5,043)	219
SBA originations, acquisitions and servicing	(2,942)	(4,713)	1,771
Residential mortgage banking	(18,985)	-	(18,985)
Total other expense	(32,633)	(14,323)	(18,310)
Net realized gains (losses) on financial instruments
Loan acquisitions	592	(2,271)	2,863
SBC conventional originations	1,320	1,457	(137)
SBA originations, acquisitions and servicing	1,054	1,005	49
Residential mortgage banking	17,295	-	17,295
Total net realized gains (losses) on financial instruments	20,261	191	20,070
Net unrealized gains (losses) on financial instruments
Loan acquisitions	605	1,723	(1,118)
SBC conventional originations	1,018	(2,059)	3,077
SBA originations, acquisitions and servicing	211	-	211
Residential mortgage banking	(2,226)	-	(2,226)
Total net unrealized gains (losses) on financial instruments	(392)	(336)	(56)
Net income (loss) before income tax provisions
Loan acquisitions	5,224	6,073	(849)
SBC conventional originations	(1,979)	(3,400)	1,421
SBA originations, acquisitions and servicing	4,895	7,962	(3,067)
Residential mortgage banking	2,451	-	2,451

Total net income before income tax provisions	10,591	10,635	(44)
Provisions for income taxes	(1,034)	(1,171)	137
Net income from continuing operations	9,557	9,464	93
Loss from discontinued operations, net of tax	-	(351)	351
Net income	9,557	9,113	444
Less: Net income attributable to non-controlling interests	671	738	(67)
Net income attributable to Sutherland Asset Management Corporation	$8,886	$8,375	$511

The table above summarizes the results of operations for each of our operating segments for the periods presented.  For purposes of this disclosure, amounts relating to the loan acquisitions segment include the results of operations relating to SBC loans originated by the SBC conventional originations segment and subsequently acquired by the loan acquisitions segment through internally sourced real estate mortgage investment conduit (“REMIC”) securitizations, as shown below:

	For the Three Months Ended March 31,		$ Change
	2017	2016	2017 vs. 2016
Interest income	$9,685	$6,390	$3,295
Interest expense	(4,594)	(3,047)	(1,547)
Net interest income before provision for loan losses	5,091	3,343	1,748
Provision for loan losses	-	-	-
Net interest income after provision for loan losses	5,091	3,343	1,748
Other income	-	-	-
Other expenses	(223)	(145)	(78)
Net realized gains (losses)	(1)	(108)	107
Net income	$4,867	$3,090	$1,777

Results for the three months ended March 31, 2017 and March 31, 2016

Consolidated Results

Interest income. For the three months ended March 31, 2017, interest income was $33.9 million, compared to interest income of $37.9 million during the three months ended March 31, 2016. The decrease in interest income for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to MBS sales during 2016, resulting in a reduction in interest income by $1.4 million, as well as a reduction in interest income on loans held-for-investment of $2.2 million. These decreases were driven by the decrease in accretion of discount on the acquired loan portfolio, a decrease in the weighted average interest rate on the originated portfolio and principal pay-downs on existing loans.

Interest Expense. For the three months ended March 31, 2017, interest expense was $16.4 million, compared to interest expense of $14.3 million during the three months ended March 31, 2016. The increase in interest expense for the three months ended March 31, 2017 as compared to the three months ended December 31, 2016 was primarily due to higher advance rates on SBC loans due to the completion of the ReadyCap Mortgage Trust 2016-3 (“RCMT 2016-3”) securitization at the end of 2016. Additional financing costs related to the securitizations and an increase in the LIBOR curve, which drives borrowing costs related to borrowings under credit facilities and borrowings under repurchase agreements, also increased interest expense.

Provision for loan losses.  For the three months ended March 31, 2017, the provision for loan losses was $1.2 million, compared to $2.2 million during the three months ended March 31, 2016. The decrease in the provision for loan losses during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily driven by our decreasing credit deteriorated loan portfolio due to liquidations and our increased focus on loan originations, rather than secondary acquisitions.

Other income. For the three months ended March 31, 2017, other income was $7.1 million, as compared to other income of $3.7 million during the three months ended March 31, 2016. The increase is due to additional servicing income of $4.1 million generated by our newly acquired residential mortgage banking business.

Other expenses. For the three months ended March 31, 2017, other expenses were $32.6 million, as compared to other expenses of $14.3 million for the three months ended March 31, 2016. The increase in other expenses during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to an increase in employee compensation and benefits expense of $8.5 million, loan servicing expenses of $0.6 million, and origination expenses of $7.0 million, consisting primarily of correspondent fees and closing costs, relating to our newly acquired residential mortgage banking business.

Realized gains (losses) on financial instruments. For the three months ended March 31, 2017, realized gains were $20.3 million, compared to gains of $0.2 million for the three months ended March 31, 2016. The increase in realized gains during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to realized gains on loans, held for sale increasing by $13.5 million which was driven by our newly acquired residential mortgage banking business and income generated on servicing rights of $4.5 million.

Unrealized gains (losses) on financial instruments. For the three months ended March 31, 2017, unrealized losses were $0.4 million, as compared to unrealized losses of $0.3 million for the three months ended March 31, 2016.

Loan Acquisition Segment Results

Interest income.  For the three months ended March 31, 2017, interest income was $20.0 million, in our loan acquisitions segment, compared to interest income of $20.6 million during the three months ended March 31, 2016. The decrease in interest income during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to sales of MBS during the second half of 2016, resulting in a reduction in interest income by $1.4 million. This was partially offset by additional interest income of $0.8 million generated by our acquired loan portfolio which was larger during the three months ended March 31, 2017 compared with the same period in 2016.

Interest expense. For the three months ended March 31, 2017, interest expense in our loan acquisitions segment was $9.6 million, compared to interest expense of $7.9 million during the three months ended March 31, 2016. The increase in interest expense during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to higher advance rates on SBC loans due to the completion of the RCMT 2016-3 securitization completed during 2016, resulting in higher average balances for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Additional financing costs related to the securitization and an increase in the LIBOR curve during late 2016, which drives borrowing costs related to borrowings under credit facilities and borrowings under repurchase agreements, also increased interest expense.

Other income. For the three months ended March 31, 2017, other income was $0.1 million in our loan acquisitions segment, as compared to other income of $0.6 million for the three months ended March 31, 2016.

Other expenses. For the three months ended March 31, 2017, other expenses were $5.9 million in our loan acquisitions segment, as compared to other expenses of $4.6 million for the three months ended March 31, 2016. The increase in other expenses in our loan acquisitions segment during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to an increase in employee compensation of $0.6 million, an increase in professional fees of $0.3 million and an increase in other operating expenses of $0.3 million.

Realized gains (losses) on financial instruments. Realized gains were $0.6 million in our loan acquisition segment for the three months ended March 31, 2017 compared to realized losses of $2.3 million for the three months ended March 31, 2016. Realized gains of $0.6 million for the three months ended March 31, 2017 were primary related to sales of loans, held-for-investment. Realized losses of $2.3 million for the three months ended March 31, 2016 were primarily driven by losses on sales of MBS of $3.1 million, offset by realized gains on loans-held-for investment of $0.7 million.

Unrealized gains (losses) on financial instruments. Unrealized gains were $0.6 million in our loan acquisitions segment for the three months ended March 31, 2017 compared to unrealized gains of $1.7 million for the three months ended March 31, 2016. The decrease in unrealized gains during the three months ended March 31, 2017 as compared to the three months March 31, 2016 was the result of lower unrealized gains on MBS of $2.0 million due to sales of MBS during 2016, reducing the size of the MBS portfolio. This was partially offset by $0.5 million of mark-to-market gains on loans, held for sale, at fair value for the three months ended March 31, 2017.

SBC Conventional Originations Segment Results

Interest income.  Interest income was $2.7 million in our SBC conventional originations segment during the three months ended March 31, 2017 as compared to interest income of $3.4 million for the three months ended March 31, 2016.

The decrease in interest income during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to lower originations of SBC loans and lower average balances.

Interest Expense. Interest expense was $2.2 million in our SBC conventional originations segment during the three months ended March 31, 2017 as compared to interest expense of $1.6 million during the three months ended March 31, 2016. The decrease in interest expense during the three months ended March 31, 2017 as compared to the three months ended March 31, 2017 was driven by a decrease in borrowing activities under credit facilities due to the need to finance fewer loan originations during the three months ended March 31, 2017.

Other income. For the three months ended March 31, 2017, other income was $0.1 million, as compared to other income of $0.4 million for the three months ended March 31, 2016.

Other expenses. For the three months ended March 31, 2017, other expenses were $4.8 million in our SBC conventional originations segment, as compared to other expenses of $5.0 million for the three months ended March 31, 2016.

Realized gains (losses) on financial instruments.  Realized gains were $1.3 million in our SBC conventional originations segment for the three months ended March 31, 2017 compared to realized gains of $1.5 million for the three months ended March 31, 2016. Realized gains of $1.3 million for the three months ended March 31, 2017 were primarily driven by sales of loans, held-for-sale, resulting in gains of $0.9 million and income generated on mortgage servicing rights of $0.4 million. Realized gains of $1.5 million for the three months ended March 31, 2016 were primarily driven by sales of loans, held-for-sale resulting in realized gains of $2.0 million, partially offset by losses of $0.5 million on derivatives.

Unrealized gains (losses) on financial instruments.  Unrealized gains were $1.0 million in our SBC conventional originations segment for the three months ended March 31, 2017 compared to unrealized losses of $2.1 million for the three months ended March 31, 2016. The change was primarily due to the changes in fair value of loans, held at fair value resulting in $0.6 million of additional gains during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Changes in the fair value of derivatives resulted in $2.1 million of fewer losses in the three months March 31, 2017 as compared to March 31, 2016.

SBA Originations, Acquisitions and Servicing Segment Results

Interest income.  Interest income was $10.1 million during the three months ended March 31, 2017 in our SBA originations, acquisitions, and servicing segment, as compared to interest income of $13.8 million during the three months ended March 31, 2016. The decrease in interest income during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to portfolio pay-downs of existing loans resulting in a reduction of interest income.

Interest Expense. For the three months ended March 31, 2017, interest expense was $4.0 million in our SBA originations, acquisitions, and servicing segment, compared to interest expense of $4.9 million during the three months ended March 31, 2016. The decrease in interest expense during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to a reduction in borrowings needed to finance assets, which resulted in a reduction in interest expense.

Other income. For the three months ended March 31, 2017, other income was $0.9 million in our SBA originations, acquisitions, and servicing segment, as compared to other income of $2.7 million for the three months ended March 31, 2016. The decrease in other income during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to the release of the repair and denial reserve of $1.3 million during the three months ended March 31, 2016. The release of reserve was driven by a decrease in defaults in the SBA portfolio and decrease in the severity of repair claims on our 7(a) loans by the SBA. The remaining decrease was the result of a decrease in servicing fee income due to a reduction in the asset base.

Other expenses. For the three months ended March 31, 2017, other expenses were $2.9 million in our SBA originations, acquisitions, and servicing segment, as compared to other expense of $4.7 million for the three months ended March 31, 2016. The decrease in other expenses during the three months ended March 31, 2017 as compared to the three months ended March 31, 2017 was primarily due to lower servicing expenses and a reduction in other operating expenses.

Residential Mortgage Banking Segment Results

We acquired the GMFS business as part of the ZAIS Financial merger on October 31, 2016 and, therefore, the following results reflect only the three months ended March 31, 2017. See “Note 5 – Business Combinations” in Item 1. “Financial Statements” included in this quarterly report on Form 10-Q for the pro forma results of the combined company for the three months ended March 31, 2016.

Interest income. Interest income was $1.0 million in our residential mortgage banking segment during the three months ended March 31, 2017, which was earned on residential mortgage loans, held for sale.

Interest Expense. Interest expense was $0.7 million during the three months ended March 31, 2017, which reflects financing costs on borrowings under credit facilities used to originate new loans.

Other income.  Other income in our residential mortgage banking segment was $6.0 million for the three months ended March 31, 2017. Other income was comprised of servicing income of $4.1 million and origination fee income of $1.9 million.

Other expense. Other expense in our residential mortgage banking segment was $19.0 million for the three months ended March 31, 2017. Other expense was comprised of employee compensation and benefits expense of $8.6 million, loan servicing expenses of $1.5 million, and origination expenses of $7.0 million, consisting primarily of correspondent fees and closing costs.

Realized gains (losses) on financial instruments.  Realized gains in our residential mortgage banking segment were $17.3 million for the three months ended March 31, 2017, due to gains of $13.5 million generated on sales of residential mortgage loans, held-for-sale, as well as income generated on new mortgage servicing rights of $3.8 million.

Unrealized gains (losses) on financial instruments. Net unrealized losses were $2.2 million for the three months ended March 31, 2017, which were comprised primarily of $1.6 million in unrealized losses on derivative instruments and $0.6 million in unrealized losses on our residential mortgage servicing rights, carried at fair value due to changes in interest rates during the three months ended March 31, 2017.

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
iv)	one-time non-recurring gains or losses, such as gains or losses on discontinued operations, bargain purchase gains, or merger related expenses

The following table presents our summarized consolidated results of operations and reconciliation to Core Earnings for the three months ended March 31, 2017 and 2016:

(in millions)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Change 2017 vs 2016
Net Income	$9.6	$9.1	$0.5
Reconciling items:
Unrealized (gain) loss on MBS	-	(2.0)	2.0
Realized (gain) loss on MBS	-	3.1	(3.1)
Unrealized (gain) loss on MSRs	1.1	-	1.1
Merger transaction costs	0.1	-	0.1
Restricted Stock Unit (RSU) grant to Independent Directors(1)	0.3	-	0.3
Loss on discontinued operations	-	0.6	(0.6)
Total reconciling items	$1.5	$1.7	$(0.2)
Income tax adjustments	(0.2)	(0.3)	0.1
Core earnings	$10.9	$10.5	$0.4
(1) Represents RSU grant for services rendered to date.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Consolidated Net Income increased by $0.5 million, from $9.1 million during the three months ended March 31, 2016 to $9.6 million during the three months ended March 31, 2017. Core Earnings increased by $0.4 million, from $10.5 million during the three months ended March 31, 2016 to $10.9 million during the three months ended March 31, 2017.

The increase in Consolidated Net Income of $0.5 million was primarily due to $2.0 million of net income generated by our newly acquired residential mortgage banking business. During the three months ended March 31, 2017, the residential mortgage banking business contributed $0.3 million of net interest income to our Company. Also contributing to the net income generated by the residential mortgage banking business were realized gains on sales of originated loans, offset by loan servicing fee expenses and correspondent fee expenses. This increase in Consolidated Net Income was partially offset by a reduction in net interest income generated on our acquired loan portfolio as we have shifted our focus from acquired loans to loan originations during 2016.

The increase in Core Earnings of $0.4 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to the increase in Consolidated Net Income, as described above.

Incentive Distribution Payable to Our Manager

As disclosed in the Joint Proxy Statement Prospectus used in connection with the ZAIS Financial merger transaction, under the partnership agreement of our operating partnership, our Manager, the holder of the Class A special unit in our operating partnership, is entitled to receive an incentive distribution, distributed quarterly in arrears in an amount not less than zero equal to the difference between (i) the product of (A) 15% and (B) the difference between (x) core earnings (as described below) of our operating partnership, on a rolling four-quarter basis and before the incentive distribution for the current quarter, and (y) the product of (1) the weighted average of the issue price per share of common stock or operating partnership unit (“OP unit”) (without double counting) in all of our offerings multiplied by the weighted average number of shares of common stock outstanding (including any restricted shares of common stock and any other shares of common stock underlying awards granted under our 2012 equity incentive plan) and OP units (without double counting) in such quarter and (2) 8%, and (ii) the sum of any incentive distribution paid to our Manager with respect to the first three quarters of such previous four quarters; provided, however, that no incentive distribution is payable with respect to any calendar quarter unless cumulative core earnings is greater than zero for the most recently completed 12 calendar quarters, or the number of completed calendar quarters since the closing date of the ZAIS Financial merger, whichever is less.

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

Our Manager’s extensive experience in loan acquisition, origination, servicing and securitization strategies has enabled us to complete 10 securitizations of SBC loan assets since January 2011 allowing us to match fund the SBC loans pledged as collateral to secure these securitizations on a long-term, non-recourse basis. As part of these transactions, we created eight separate entities and issued to third-party investors, tranches of investment-grade debt through newly-formed wholly-owned subsidiaries. Three of these securitizations, including Waterfall Victoria Mortgage Trust 2011-1 (“SBC-1”), Waterfall Victoria Mortgage Trust 2011-3 (“SBC-3”), and Sutherland Commercial Mortgage Trust 2015-4 (“SBC-4”) are trusts collateralized by non-performing and re-performing SBC loans and a fourth securitization (SBC-2) is a REMIC structure collateralized by performing SBC loans. We have completed three securitizations of newly originated loans, each a REMIC structure, including ReadyCap Commercial Mortgage Trust 2014-1 (“RCMT 2014-1”), ReadyCap Commercial Mortgage Trust 2015-2 (“RCMT 2015-2”), and ReadyCap Commercial Mortgage Trust 2016-3 (“RCMT 2016-3”), which are collateralized by newly originated SBC loans.  In addition we also completed the securitization of ReadyCap Lending Small Business Trust 2015-1 (“RCLSBL 2015-1”) collateralized by SBA Section 7(a) Program loans and the securitizations of Freddie Mac Small Balance Mortgage Trust 2016-SB11 (“FRESB 2016-SB11”) and Freddie Mac Small Balance Mortgage Trust 2016-SB18 (“FRESB 2016-SB18”), that are collateralized by multi-family Freddie Mac loans. The assets pledged as collateral for these securitization structures were contributed from our portfolio of assets. By contributing these SBC and SBA assets to the various securitization structures, these transactions created capacity for us to fund other investments.

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

Deutsche Bank Loan Repurchase Facility

Our subsidiaries, ReadyCap Commercial, Sutherland Asset I, and Sutherland Warehouse Trust II renewed their master repurchase agreement on February 14, 2017, pursuant to which ReadyCap Commercial, Sutherland Asset I, Sutherland Warehouse Trust II may be advanced an aggregate principal amount of up to $275 million on originated mortgage loans (the “DB Loan Repurchase Facility”). As of March 31, 2017, we had $90.4 million outstanding under the DB Loan Repurchase Facility. The DB Loan Repurchase Facility is used to finance SBC loans, and the interest rate is LIBOR plus a spread, which varies depending on the type and age of the loan. The DB Loan Repurchase Facility has been extended through February 2018 and our subsidiaries have an option to extend the DB Loan Repurchase Facility for an additional year, subject to certain conditions.  ReadyCap Commercial’s, Sutherland Asset I’s, and Sutherland Warehouse Trust II obligations are fully guaranteed by us.

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

JPMorgan Loan Repurchase Facility

Our subsidiaries, ReadyCap Warehouse Financing and Sutherland Warehouse Trust entered into master repurchase agreement in December 2015, pursuant to which ReadyCap Warehouse Financing LLC and Sutherland Warehouse Trust, may sell, and later repurchase, mortgage loans in an aggregate principal amount of up to $100 million. As of March 31, 2017, we had $69.9 million outstanding under the JPM Loan Repurchase Facility. The JPM Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is LIBOR plus a spread, which is determined by the lender on an asset-by-asset basis. The JPM Loan Repurchase Facility is committed for a period of two years, and ReadyCap Warehouse Financing’s and Sutherland Warehouse Trust’s obligations are fully guaranteed by us.

The eligible assets for the JPM Loan Repurchase Facility are loans secured by first and junior mortgage liens on commercial properties and subject to approval by JPM as the Buyer. The principal amount paid by the bank for each mortgage loan is based on the principal balance of such mortgage loan. ReadyCap Warehouse Financing and Sutherland Warehouse Trust paid the bank a structuring fee and are also required to pay the bank unused fees for the JPM Loan Repurchase Facility, as well as certain other administrative costs and expenses. The JPM Loan Repurchase Facility also includes financial maintenance covenants, which include (i) total stockholders’ equity must not be permitted to be less than the sum of (a) 60% of total stockholders equity as of the closing date of the facility plus (b) 50% of the net proceeds of any equity issuance after the closing date (ii) maximum leverage of 2:1, provided that as of the closing date of the facility the guarantor shall be required to maintain a leverage ratio of less than 2.5:1, of which 0.5 of the 2.5 comprising the indebtedness in the leverage ratio for such date shall be comprised of short-term US Treasury securities and

(iii) liquidity equal to at least the lesser of (a) 4% of the sum of (without duplication) (1) any outstanding indebtedness plus (2) amounts due under the repurchase agreement and (b) $25,000,000.

Citibank Loan Repurchase Agreement

Our subsidiaries, Waterfall Commercial Depositor and Sutherland Asset I renewed a master repurchase agreement in June 2016 with Citibank, N.A. (the "Citi Loan Repurchase Facility" and, together with the DB Loan Repurchase Facility and the JPM Loan Repurchase Facility, the "Loan Repurchase Facilities"), pursuant to which Waterfall Commercial Depositor and Sutherland Asset I may sell, and later repurchase, a trust certificate, or the Trust Certificate, representing interests in mortgage loans in an aggregate principal amount of up to $200 million, $125 million of which is committed. As of March 31, 2017, we had $102.2 million outstanding under the Citi Loan Repurchase Facility. The Citi Loan Repurchase Facility is used to finance SBC loans, and the interest rate is LIBOR plus 3.00%. The Citi Loan Repurchase Facility is committed for a period of 364 days, and Waterfall Commercial Depositor and Sutherland Asset I’s obligations are fully guaranteed by us.

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

Securities Repurchase Agreements

We have also entered into master repurchase agreements with four counterparties to fund our acquisitions of SBC ABS and short term investments, and as of March 31, 2017, $327.4 million of borrowings were outstanding with four counterparties. We have master repurchase agreements with two additional counterparties to fund our retained interests in consolidated VIEs.  As of March 31, 2017, $43.1 million of borrowings were outstanding with these counterparties.

General Statements Regarding Loan and Security Repurchase Facilities

At March 31, 2017, we had $442.9 million in fair value of Trust Certificates and loans pledged against our borrowings under the Loan Repurchase Facilities and $331.0 million in fair value of SBC ABS and short term investments pledged against our securities repurchase agreement borrowings.

Under the Loan Repurchase Facilities and securities repurchase agreements, we may be required to pledge additional assets to our counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional assets or cash. Generally, the Loan Repurchase Facilities and securities repurchase agreements contain a LIBOR-based financing rate, term and haircuts depending on the types of collateral and the counterparties involved. Further, at March 31, 2017, the average haircut provisions associated with our repurchase agreements was 31.4% for pledged Trust Certificates and loans and was 31.2% and 0.1% for pledged SBC ABS and short-term investments, respectively.

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

JPMorgan Credit Facility

We renewed our master loan and security agreement with JPMorgan in June 2016 providing for a credit facility of up to $250 million which we used to fund a portion of the final phase of the CIT loan acquisition and loan acquisitions of our subsidiary ReadyCap Lending, LLC in 2014. As of March 31, 2017, we had $135.9 million outstanding under this credit facility. The credit facility is structured as a secured loan facility in which ReadyCap Lending LLC and Sutherland 2016‑1 JPM Grantor Trust act as borrowers. Under this facility, ReadyCap and Sutherland 2016-1 JPM Grantor Trust pledge loans guaranteed by the SBA under the SBA Section 7(a) Loan Program, SBA 504 loans and other loans which were part of the CIT loan acquisition. We act as a guarantor under this facility. The agreement contains financial maintenance covenants, which include (i) Total Stockholders’ Equity must not be permitted to be less than the sum of (a) 60% of Total Stockholders Equity as of the closing date of the facility plus (b) 50% of the net proceeds of any equity issuance after the closing date (ii) maximum leverage of 2:1, provided that as of the closing date of the facility the guarantor shall be required to maintain a leverage ratio of less than 2.5:1, of which 0.5 of the 2.5 comprising the indebtedness in the leverage ratio for such date shall be comprised of short-term US Treasury securities and (iii) liquidity equal to at least the lesser of (a) 4% of the sum of (without duplication) (1) any outstanding indebtedness plus (2) amounts due under the repurchase agreement and (b) $25,000,000. The amended terms have an interest rate based on loan type ranging from 1 month LIBOR (reset daily), plus 3.25-3.5% per annum. The term of the facility is one year, with an option to extend for an additional year.

At March 31, 2017, we had a leverage ratio of 2.6x on a debt-to-equity basis, 2.0x excluding $319.4 million in outstanding repurchase agreements on U.S Treasury securities.

We maintain certain assets, which, from time to time, may include cash, unpledged SBC loans, SBC ABS and short term investments (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by our counterparties, or collectively, the “Cushion”, to meet routine margin calls and protect against unforeseen reductions in our borrowing capabilities. Our ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of our investments, our cash position and margin requirements. Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs. At March 31, 2017, we were in compliance with all debt covenants.

At March 31, 2017, we had $1.8 million of restricted cash pledged against our derivative instruments and borrowings under repurchase agreements.

Other credit facilities

GMFS funds its origination platform through warehouse lines of credit with four counterparties with total borrowings outstanding of $96.8 million at March 31, 2017. GMFS has a $75 million committed warehouse line of credit agreement expiring on September 29, 2017, a $40 million committed warehouse line of credit expiring on August 12, 2017, a $65 million committed warehouse line of credit expiring on November 24, 2017, and a $25 million committed warehouse line of credit expiring on September 30, 2017. The lines are collateralized by the underlying mortgages and related documents and instruments and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved. These agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. The Company was in compliance with all significant debt covenants as of and for the three months ended March 31, 2017.

ReadyCap Holdings’ 7.50% Senior Secured Notes due 2022

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

ReadyCap Holdings’ and the Guarantors’ respective obligations under the Notes and the Guarantees are secured by a perfected first-priority lien on the capital stock of ReadyCap Holdings and ReadyCap Commercial and certain other assets owned by certain of our Company’s subsidiaries as described in greater detail in our Current Report on Form 8-K filed on February 13, 2017.  The Notes were issued pursuant to an indenture (the "Indenture") and a first supplemental indenture (the "First Supplemental Indenture"), which contains covenants that, among other things: (i) limit the ability of our Company and its subsidiaries (including ReadyCap Holdings and the other Guarantors) to incur additional indebtedness; (ii) require that our Company maintain, on a consolidated basis, quarterly compliance with the applicable consolidated recourse indebtedness to equity ratio of our Company and consolidated indebtedness to equity ratio of our Company and specified ratios of our Company’s stockholders’ equity to aggregate principal amount of the outstanding Notes and our Company's consolidated unencumbered assets to aggregate principal amount of the outstanding Notes; (iii) limit the ability of ReadyCap Holdings and ReadyCap Commercial to pay dividends or distributions on, or redeem or repurchase, the capital stock of ReadyCap Holdings or ReadyCap Commercial; (iv) limit (1) ReadyCap's Holdings ability to create or incur any lien on the collateral and (2) unless the Notes are equally and ratably secured, (a) ReadyCap's Holdings ability to create or incur any lien on the capital stock of its wholly-owned subsidiary, ReadyCap Lending and (b) ReadyCap's Holdings ability to permit ReadyCap Lending to create or incur any lien on its assets to secure indebtedness of its affiliates other than its subsidiaries or any securitization entity; and (v) limit ReadyCap Holding's and the Guarantors' ability to consolidate, merge or transfer all or substantially all of ReadyCap' Holdings and the Guarantors’ respective properties and assets.  The First Supplemental Indenture also requires that our Company ensure that the Replaceable Collateral Value (as defined therein) is not less than the aggregate principal amount of the Notes outstanding as of the last day of each of our Company's fiscal quarters.

GMFS Settlement Agreement

As previously disclosed in the Joint Proxy Statement Prospectus used in connection with the ZAIS Financial merger transaction and in our annual report on Form 10-K for the year ended December 31, 2016, a counterparty (the “Counterparty”) whose predecessor purchased mortgage loans from GMFS, which is currently our subsidiary, asserted claims (the “Claims”) against GMFS for breach of representations and warranties arising out these mortgage loan sales.  We estimate that dating back to a period that began in 1999 and ended in 2006, approximately $1 billion of mortgage loans were sold and servicing was released by GMFS to the predecessor to the Counterparty. As we have also previously disclosed, GMFS entered into a statute of limitations tolling agreement with the Counterparty on December 12, 2013 related to the Claims, which was further amended to extend the expiration date, most recently to May 15, 2017.

On April 25, 2017, the Company and GMFS entered into a definitive agreement (the “Settlement Agreement”) to settle all Claims with the Counterparty and provide for mutual releases.  Pursuant to the Settlement Agreement, the Company paid a total of $6.0 million in cash and issued 275,862 shares of the Company's common stock to the Counterparty (the “Shares”), resulting in a total of $10.0 million of consideration paid.  The Shares were issued on May 2, 2017, in a private placement transaction. As part of the settlement, the Company has granted the Counterparty customary resale registration rights.

During the period beginning on the 24-month anniversary of the date of the Settlement Agreement (and ending 30 days thereafter), the Counterparty will have the right, but not the obligation, to require that the Company repurchase any and all the Shares that the Counterparty then owns at a price per share equal 65% of the then last reported book value per share of the Company's common stock.

GMFS was an indirect subsidiary of ZAIS Financial when the Company completed its merger transaction with ZAIS Financial on October 31, 2016.  As disclosed in the Joint Proxy Statement Prospectus used in connection with the merger transaction and in our annual report on Form 10-K for the year ended December 31, 2016, ZAIS Financial had originally acquired GMFS on October 31, 2014 (the “GMFS 2014 acquisition”) from investment partnerships that were advised by our Manager, and from certain other entities controlled by GMFS management (together, the “2014 GMFS sellers”). The terms of the GMFS 2014 acquisition provided for the payment of both cash consideration and the possible payment of additional contingent consideration based on the achievement by GMFS of certain financial milestones specified in the GMFS 2014 acquisition agreement.

The 2014 GMFS acquisition agreement contained representations and warranties related to GMFS, as well as indemnification obligations to cover breaches of representations and warranties, repurchase claims or demands from investors in respect of mortgage loans originated, purchased or sold by GMFS prior to the closing date of the acquisition.  The 2014 GMFS acquisition agreement also established an escrow fund to support the payment of indemnification claims and allowed for indemnification claims to be offset against the contingent consideration that would otherwise be payable to the 2014 GMFS sellers under the 2014 GMFS acquisition agreement.

Under the terms of the indemnification provisions contained in the GMFS 2014 acquisition agreement, the 2014 GMFS sellers are liable for amounts paid in settlement of Claims made with their consent, which consent was not to be unreasonably withheld or delayed. Certain of the 2014 GMFS sellers did not consent to the settlement, and as a result, there can be no assurance that the exercise of the right to indemnification by the Company under the terms of the 2014 acquisition agreement would be successful.

Since the resolution of the Claims and related settlement occurred subsequent to the March 31, 2017 balance sheet date, but before the issuance of the financial statements, the effects have been reflected and recognized in the consolidated financial statements as of March 31, 2017.  As a result, we recorded a legal settlement payable amount of $10.0 million, which is reflected in Other Liabilities on the consolidated balance sheet as of March 31, 2017. In accordance with the terms of the 2014 GMFS acquisition agreement, $4.0 million of the total consideration will be paid by withdrawing funds from the escrow account established by the 2014 GMFS sellers at the time of the acquisition, which has been recorded as a receivable in Other Assets on the consolidated balance sheet as of March 31, 2017. A total of $0.2 million of the loan indemnification reserve has been released as of March 31, 2017. Also in accordance with the terms of the 2014 GMFS acquisition agreement, we have applied the remaining amount of $5.8 million against the continent consideration accrued on our balance sheet to cover the possible payment pursuant to the GMFS 2014 acquisition agreement. As a result, we have reduced the remaining contingent consideration on our balance sheet from $14.6 million to $8.8 million as of March 31, 2017.

As a result, the settlement did not result in a charge to our earnings or otherwise adversely impact our results of operations.

Cash Flow Activity for the Three Months Ended March 31, 2017 and March 31, 2016

The following table provides a summary of the net change in our cash and cash equivalents for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
(in thousands)	2017	2016
Cash flows provided by (used in) operating activities (1)	$24,163	$(3,367)
Cash flows provided by (used in) investing activities (1)	15,299	138,854
Cash flows provided by (used in) financing activities	(59,028)	(117,126)

Net increase (decrease) in cash and cash equivalents	$(19,566)	$18,361
(1) Includes discontinued operations

The three months ended March 31, 2017 compared to the three months ended March 31, 2016

Cash and cash equivalents decreased by $19.6 million during the three months ended March 31, 2017, reflecting net cash provided by operating activities of $24.2 million and net cash provided by investing activities of $15.3 million, partially offset by net cash used in financing activities of $59.0 million. Cash and cash equivalents increased by $18.4 million during the three months ended March 31, 2016, reflecting net cash used in operating activities of $3.4 million, net cash provided by investing activities of $138.9 million, partially offset by net cash used in financing activities of $117.1 million.

Net cash provided by operating activities of $24.2 million for the three months ended March 31, 2017 related primarily to sales on loans, held for sale, at fair value of $584.2 million offset by $536.6 million of originations and purchases of loans, held for sale, at fair value. Net cash used in operating activities of $3.4 million was the result of general net changes in operating assets and liabilities.

Net cash provided by investing activities of $15.3 million for the three months ended March 31, 2017 related primarily to repayments of loans, held at fair value and held-for-investment of $117.7 million offset by $104.3 million of originations and purchases of loans, held at fair value and held-for-investment. Net cash provided by investing activities of $138.9 million for the three months ended March 31, 2016 related primarily to net sales and pay-downs of MBS of $95.4 million and repayments of loans, held at fair value and held-for-investment of $270.9 million offset by $227.6 million of originations and purchases of loans, held at fair value and held-for-investment.

Net cash used in financing activities of $59.0 million for the three months ended March 31, 2017 related primarily to net repayments of our secured short-term borrowings, partially offset by proceeds received from our senior secured note offering. Net cash used in financing activities of $117.1 million for the three months ended March 31, 2016 related primarily to net repayments of our secured short-term borrowings.

Contractual Obligations

The following table provides a summary of our contractual obligations, including interest, as of March 31, 2017:

(in thousands)	Total	1 year	1 to 3 years	3 to 5 years	5+ years
Borrowings under credit facilities	$266,323	$266,323	$-	$-	$-
Borrowings under repurchase agreements	632,951	632,951	-	-	-
Guaranteed loan financing	361,916	2,262	9,790	11,019	338,845
Promissory note payable	7,046	-	-	7,046	-
Senior secured note	73,390	-	-	-	73,390
Future operating lease commitments	3,616	1,718	1,898	-	-
Total	$1,345,242	$903,254	$11,688	$18,065	$412,235

The table above does not include amounts due under our management agreement or derivative agreements as those contracts do not have fixed and determinable payments.

Off-Balance Sheet Arrangements

As of the date of this quarterly report on Form 10-Q, we had no off-balance sheet arrangements, other than the operating lease commitments noted above.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Our operating results will depend, in part, on differences between the income from our investments and our financing costs. Our debt financing is based on a floating rate of interest calculated on a fixed spread over the relevant index, subject to a floor, as determined by the particular financing arrangement. The general impact of changing interest rates are discussed above under “— Factors Impacting Operating Results —  Changes in Market Interest Rates.” In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects. Furthermore, such defaults could have an adverse effect on the spread between our interest-earning assets and interest-bearing liabilities.

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

The following table projects the impact on our interest income and expense for the twelve month period following March 31, 2017, assuming an immediate increase or decrease of 25, 50, 75 and 100 basis points in LIBOR:

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Acquired loans	$624	$1,249	$1,873	$2,549	$(305)	$(679)	$(1,050)	$(1,413)
Originated SBC loans	-	-	-	-	-	-	-	-
Originated Transitional loans	424	842	1,252	1,698	(335)	(541)	(564)	(564)
Originated Freddie loans	-	-	-	-	-	-	-	-
Acquired SBA 7(a) loans	1,382	2,765	4,147	5,530	(1,382)	(2,764)	(4,147)	(5,529)
Originated SBA 7(a) loans	73	146	219	291	(73)	(146)	(219)	(291)
Originated Residential Agency loans	-	-	-	-	-	-	-	-
Total	$ 2,504	$ 5,001	$ 7,491	$ 10,068	$ (2,095)	$ (4,131)	$ (5,979)	$ (7,797)
Liabilities
Repurchase agreements	$656	$1,312	$1,968	$2,624	$(656)	$(1,312)	$(1,968)	$(2,624)
Credit facilities	666	1,332	1,997	2,663	(666)	(1,332)	(1,997)	(2,663)
Securitized debt obligations	188	376	563	751	(188)	(376)	(563)	(751)
Total	$ 1,510	$ 3,020	$ 4,528	$ 6,038	$ (1,510)	$ (3,020)	$ (4,528)	$ (6,038)

Total Net Impact to Net Interest Income (Expense)	$ 994	$ 1,981	$ 2,963	$ 4,030	$ (585)	$ (1,111)	$ (1,451)	$ (1,759)

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

The following table summarizes the Company’s exposure to its repurchase agreements and credit facilities counterparties at March 31, 2017:

(in thousands)	Borrowings under repurchase agreements and credit facilities (1)	Assets pledged on borrowings under repurchase agreements and credit facilities	Net Exposure (2)	Exposure as a Percentage of Total Assets
Total Counterparty Exposure	$ 899,274	$ 1,107,797	$ 208,523	8.3%
(1) Includes accrued interest payable

(2) The exposure reflects the difference between (a) the amount loaned to the Company through repurchase agreements and credit facilities, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets

The following table presents information with respect to any counterparty for repurchase agreements for which our Company had greater than 5% of stockholders’ equity at risk in the aggregate at March 31, 2017:

(in thousands)	Counterparty Rating (1)	Amount of Risk (2)	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
JPMorgan Chase Bank, N.A.	A+ / Aa3	$ 47,983	8	8.8%
Deutsche Bank AG	A- / Baa2	$ 52,101	11	9.5%
(1) The counterparty rating presented is the long-term issuer credit rating as rated at March 31, 2017 by S&P and Moody’s, respectively.

(2) The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such securities

Capital Market Risk

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

Inflation Risk

Most of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. Changes in interest rates may correlate with inflation rates and/or changes in inflation rates. Our consolidated financial statements are prepared in accordance with U.S. GAAP and our distributions are determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair value without considering inflation

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities Exchange Act of 1934, as amended (the "Exchange Act"), reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2017. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a‑15(f) of the Exchange Act) that occurred during the three months ended March 31, 2017 that have materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. See “Liquidity and Capital Resources – GMFS Settlement Agreement” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this quarterly report on Form 10-Q for a discussion relating to the tolling agreement executed by GMFS and the related settlement agreement reached on April 25, 2017.

Currently, no other material legal proceedings are pending or, to our knowledge, threatened against us.

Item 1A. Risk Factors

See the Company's Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the Company's risk factors during the three months ended March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.
2.1**

Agreement and Plan of Merger, dated as of April 6, 2016, by and among ZAIS Financial Corp., ZAIS Financial Partners, L.P., ZAIS Merger Sub, LLC, Sutherland Asset Management Corporation and Sutherland Partners, L.P. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed April 7, 2016)

2.2**

Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 9, 2016, by and among ZAIS Financial Corp., ZAIS Financial Partners, L.P., ZAIS Merger Sub, LLC, Sutherland Asset Management Corporation and Sutherland Partners, L.P. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed May 9, 2016)

2.3**

Amendment No. 2 to the Agreement and Plan of Merger, dated as of August 4, 2016, by and among ZAIS Financial Corp., ZAIS Financial Partners, L.P., ZAIS Merger Sub, LLC, Sutherland Asset Management Corporation and Sutherland Partners, L.P. (incorporated by reference to Exhibit 2.3 of the Registrant's Current Report on Form 8-K filed November 4, 2016)

3.1**	Articles of Amendment and Restatement of ZAIS Financial Corp. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-185938)
3.2**	Articles Supplementary of ZAIS Financial Corp. (incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-185938)
3.3**	Articles of Amendment and Restatement of Sutherland Asset Management Corporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 4, 2016)
3.4**	Amended and Restated Bylaws of ZAIS Financial Corp. (incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K filed on March 13, 2014)
3.5**	Amended and Restated Bylaws of Sutherland Asset Management Corporation (incorporated by reference to Exhibit 3.5 of the Registrant's Annual Report on Form 10-K filed on March 15, 2017)
4.1**	Specimen Common Stock Certificate of Sutherland Asset Management Corporation (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K filed on March 15, 2017)
4.2**

Indenture, dated February 13, 2017, by and among ReadyCap Holdings, LLC, as issuer, Sutherland Asset Management Corporation, Sutherland Partners, L.P., Sutherland Asset I, LLC and ReadyCap Commercial, LLC, each as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed February 13, 2017)

4.3**

First Supplemental Indenture, dated February 13, 2017, by and among ReadyCap Holdings, LLC, as issuer, Sutherland Asset Management Corporation, Sutherland Partners, L.P., Sutherland Asset I, LLC, ReadyCap Commercial, LLC, each as guarantors and U.S. Bank National Association, as trustee and as collateral agent, including the form of 7.5% Senior Secured Notes due 2022 and the related guarantees (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed February 13, 2017)

10.1**

Third Amended and Restated Master Repurchase Agreement, dated as of February 14, 2017, by and among ReadyCap Commercial, LLC, Sutherland Warehouse Trust II, Sutherland Asset I, LLC, as sellers, U.S. Bank National Association, as depository and paying agent and Deutsche Bank AG, Cayman Island Branch, as buyer (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed February 21, 2017)

10.2**

Second Amended and Restated Guaranty, dated as of October 31, 2016, from Sutherland Partners, L.P. to Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed February 21, 2017)

Exhibit No.
10.3**	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Registrant's Form S-8 (Registration No. 333-216988))
10.4**

Amended and Restated Agreement of Limited Partnership of Sutherland Partners, L.P., dated as of October 31, 2016, by and among Sutherland Asset Management Corporation, as General Partner, and the limited partners listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed November 4, 2016)

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

**Filed previously.

+Filed herewith.

*This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sutherland Asset Management Corporation

Date: May 10, 2017	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board and Chief Executive
(Principal Executive Officer)

Date: May 10, 2017	By:	/s/ Frederick C. Herbst
Frederick C. Herbst
Chief Financial Officer
(Principal Accounting and Financial Officer)