Form 10-Q
period 2017-06-30
Sutherland Asset Management Corp
filed 2017-08-03
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The Company has 31,996,440 shares of common stock, par value $0.0001 per share, outstanding as of July 31, 2017.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SUTHERLAND ASSET MANAGEMENT CORPORATION

Unaudited CONSOLIDATED BALANCE SHEETS

(In Thousands)	June 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$63,931	$59,566
Restricted cash	17,563	20,190
Short-term investments	—	319,984
Loans, held-for-investment (net of allowances for loan losses of $10,426 at June 30, 2017 and $12,721 at December 31, 2016)	1,005,242	929,529
Loans, held at fair value	170,128	81,592
Loans, held for sale, at fair value	206,706	181,797
Mortgage backed securities, at fair value	43,877	32,391
Loans eligible for repurchase from Ginnie Mae	105,244	137,986
Derivative instruments, at fair value	4,187	5,785
Servicing rights	19,954	22,478
Residential mortgage servicing rights, at fair value	66,797	61,376
Receivable from third parties	106,562	7,220
Other assets	39,452	54,277
Assets of consolidated VIEs	597,277	691,096
Total Assets	$2,446,920	$2,605,267
Liabilities:
Borrowings under credit facilities	316,962	326,610
Promissory note payable	6,773	7,378
Securitized debt obligations of consolidated VIEs	397,911	492,942
Borrowings under repurchase agreements	520,169	600,852
Senior secured note	138,311	—
Guaranteed loan financing	332,812	390,555
Contingent consideration	8,939	14,487
Liabilities for loans eligible for repurchase from Ginnie Mae	105,244	137,986
Derivative instruments, at fair value	931	643
Dividends payable	12,289	11,505
Accounts payable and other accrued liabilities	53,768	70,207
Total Liabilities	$1,894,109	$2,053,165
Stockholders’ Equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 31,996,440 and 30,549,084 shares issued and outstanding, respectively	4	3
Additional paid-in capital	537,443	513,295
Deficit	(4,030)	(201)
Total Sutherland Asset Management Corporation equity	533,417	513,097
Non-controlling interests	19,394	39,005
Total Stockholders’ Equity	$552,811	$552,102
Total Liabilities and Stockholders’ Equity	$2,446,920	$2,605,267

See Notes To Unaudited Consolidated Financial Statements

SUTHERLAND ASSET MANAGEMENT CORPORATION

Unaudited CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except share data)	2017	2016	2017	2016
Interest income
Loans, held-for-investment	$28,507	$30,777	$58,607	$63,109
Loans, held at fair value	2,204	2,660	3,829	6,022
Loans, held for sale, at fair value	1,638	—	3,072	—
Mortgage backed securities, at fair value	899	1,064	1,622	3,237
Total interest income	33,248	34,501	67,130	72,368
Interest expense
Securitized debt obligations of consolidated VIEs	(4,761)	(4,530)	(9,883)	(9,071)
Borrowings under repurchase agreements	(4,048)	(3,687)	(8,269)	(7,546)
Guaranteed loan financing	(3,520)	(3,414)	(6,784)	(7,363)
Borrowings under credit facilities	(3,058)	(2,078)	(6,035)	(4,030)
Senior secured note	(1,777)	—	(2,568)	—
Promissory note payable	(66)	(67)	(134)	(67)
Total interest expense	(17,230)	(13,776)	(33,673)	(28,077)
Net interest income before provision for loan losses	16,018	20,725	33,457	44,291
Provision for loan losses	(159)	(2,017)	(1,391)	(4,201)
Net interest income after provision for loan losses	15,859	18,708	32,066	40,090
Non-interest income (expense)
Residential mortgage banking activities, net	10,985	—	21,495	—
Other income	1,588	1,299	2,429	3,607
Servicing income, net of amortization and impairment of $1,511 and $4,276 for the three and six months ended June 30, 2017, and $2,252 and $4,229 for the three and six months ended June 30, 2016, respectively	5,631	1,347	10,074	2,760
Employee compensation and benefits	(13,451)	(4,112)	(26,915)	(9,182)
Allocated employee compensation and benefits from related party	(1,008)	(900)	(2,020)	(1,800)
Professional fees	(2,023)	(3,677)	(4,182)	(5,453)
Management fees – related party	(2,007)	(1,833)	(3,984)	(3,671)
Loan servicing expense	(2,611)	(1,185)	(4,126)	(2,061)
Other operating expenses	(6,206)	(3,818)	(11,736)	(7,681)
Total non-interest income (expense)	(9,102)	(12,879)	(18,965)	(23,481)
Net realized gain on financial instruments	4,491	1,075	7,456	1,266
Net unrealized gain on financial instruments	974	2,602	2,257	2,266
Income from continued operations before provision for income taxes	12,222	9,506	22,814	20,141
Provision for income taxes	(1,069)	(858)	(2,104)	(2,029)
Net income from continuing operations	11,153	8,648	20,710	18,112
Discontinued operations
Loss from discontinued operations (including gain on disposal of $267 in the six months ended June 30, 2016)	—	—	—	(576)
Income tax benefit	—	—	—	225
Loss from discontinued operations	—	—	—	(351)
Net income	11,153	8,648	20,710	17,761
Less: Net income attributable to non-controlling interest	657	703	1,358	1,440
Net income attributable to Sutherland Asset Management Corporation	$10,496	$7,945	$19,352	$16,321

Earnings (loss) per basic common share
Continuing operations	$0.34	$0.31	$0.63	$0.64
Discontinued operations	$—	$—	$—	$(0.01)
Earnings (loss) per diluted common share
Continuing operations	$0.34	$0.31	$0.63	$0.64
Discontinued operations	$—	$—	$—	$(0.01)

Weighted-average shares outstanding
Basic	30,768,900	25,870,420	30,659,958	25,870,453
Diluted	30,769,332	25,870,420	30,660,175	25,870,453
Dividends declared per share of common stock	$0.37	$0.45	$0.74	$0.45

See Notes To Unaudited Consolidated Financial Statements

SUTHERLAND ASSET MANAGEMENT CORPORATION

Unaudited CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Retained	Total Sutherland
	Common Stock		Preferred Stock		Additional Paid-	Earnings	Asset Management	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	Shares	Par Value	In Capital	(Deficit)	Corporation equity	Interests	Equity
Balance at January 1, 2016	25,739,847	$2	125	$125	$447,093	$(5,899)	$441,321	$38,892	$480,213
Dividend declared on common stock ($0.45 per share)	—	—	—	—	—	(11,719)	(11,719)	—	(11,719)
Dividend reinvestment in common stock	103,440	1	—	—	1,806	—	1,807	—	1,807
Incentive shares issued	27,199	—	—	—	482	—	482	—	482
Dividend declared on preferred stock	—	—	—	—	—	(8)	(8)	—	(8)
Dividend declared on OP units	—	—	—	—	—	—	—	(1,031)	(1,031)
Dividend reinvestment in OP units	—	—	—	—	—	—	—	359	359
Net Income	—	—	—	—	—	16,321	16,321	1,440	17,761
Balance at June 30, 2016	25,870,486	$3	125	$125	$449,381	$(1,305)	$448,204	$39,660	$487,864

						Retained	Total Sutherland
	Common Stock		Preferred Stock		Additional Paid-	Earnings	Asset Management	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	Shares	Par Value	In Capital	(Deficit)	Corporation equity	Interests	Equity
Balance at January 1, 2017	30,549,084	$3	—	$—	$513,295	$(201)	$513,097	$39,005	$552,102
Dividend declared on common stock ($0.74 per share)	—	—	—	—	—	(23,181)	(23,181)	—	(23,181)
Dividend declared on OP units	—	—	—	—	—	—	—	(1,285)	(1,285)
Shares issued in exchange of litigation settlement	275,862	—	—	—	4,000		4,000	—	4,000
Contribution	—	—	—	—	—	—	—	29	29
Stock-based compensation	—	—	—	—	436	—	436	—	436
Conversion of OP units into common stock	1,171,494	1	—	—	19,712		19,713	(19,713)	—
Net Income	—	—	—	—	—	19,352	19,352	1,358	20,710
Balance at June 30, 2017	31,996,440	$4	—	$—	$537,443	$(4,030)	$533,417	$19,394	$552,811

See Notes To Unaudited Consolidated Financial Statements

SUTHERLAND ASSET MANAGEMENT CORPORATION

Unaudited CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
(In Thousands)	2017	2016
Cash Flows From Operating Activities:
Net income	$20,710	$17,761
Less: Net loss from discontinued operations	—	(351)
Net income from continuing operations	20,710	18,112
Adjustments to reconcile net income to net cash provided (used in) operating activities:
Discount accretion and premium amortization of financial instruments, net	(5,193)	(10,221)
Amortization of guaranteed loan financing, deferred financing costs, and intangible assets	10,127	10,071
Provision for loan losses	1,391	4,201
Charge off of real estate acquired in settlement of loans	103	633
Decrease in repair and denial reserve	(12)	(1,565)
Purchase of short-term investments and trading securities	(739,443)	(499,927)
Proceeds from sale of short-term investments and trading securities	1,059,822	499,995
Net settlement of derivative instruments	(344)	(1,129)
Purchase of loans, held for sale, at fair value	(5,909)	—
Origination of loans, held for sale, at fair value	(1,184,320)	—
Proceeds from disposition and principal payments of loans, held for sale, at fair value	1,203,094	—
Gain on sale of mortgages held for sale included in Residential mortgage banking activities, net	(33,418)	—
Loss on derivatives included in Residential mortgage banking activities, net	1,841	—
Creation of new mortgage servicing rights, net of payoffs	(7,645)	—
Net realized gains on financial instruments	(7,456)	(1,266)
Net unrealized losses on financial instruments	(2,257)	(2,266)
Net changes in operating assets and liabilities
Assets of consolidated VIEs, accrued interest and due from servicers	18,172	(481)
Receivable from third parties	(99,342)	801
Other assets	9,276	(2,020)
Accounts payable and other accrued liabilities	(11,425)	(363)
Net cash provided by operating activities	227,772	14,575
Net cash used in operating activities of discontinued operations	—	(2,610)
Cash Flow From Investing Activities:
Origination of loans, held at fair value	(91,850)	(188,805)
Purchase of loans, held-for-investment	(67,347)	(63,180)
Origination of loans, held-for-investment	(154,984)	(73,415)
Purchase of mortgage backed securities, at fair value	(14,448)	(8,544)
Payment of liability under participation agreements	(618)	(703)
Proceeds from disposition and principal payment of loans, held at fair value	5,486	135,460
Proceeds from disposition and principal payment of loans, held-for-investment	230,460	205,103
Proceeds from sale and principal payment of mortgage backed securities, at fair value	4,225	195,219
Proceeds from sale of real estate	1,236	3,108
Decrease in restricted cash	2,953	416
Net cash (used in) provided by investing activities	(84,887)	204,659
Cash Flows From Financing Activities:
Proceeds from borrowings under credit facilities	1,376,194	55,439
Proceeds from borrowings under repurchase agreements	1,397,568	2,304,422
Proceeds from promissory note payable	—	9,164
Proceeds from senior secured note offering	141,917	—
Payment of borrowings under credit facilities	(1,385,842)	(39,752)
Payment of securitized debt obligations of consolidated VIEs	(96,703)	(61,166)
Payment of borrowings under repurchase agreements	(1,478,251)	(2,379,722)
Payment of guaranteed loan financing	(64,527)	(67,057)
Payment of promissory note payable	(605)	—
Payment of deferred financing costs	(4,618)	(606)
Dividend payments	(23,682)	(23,958)
Contributions	29	—
Net cash used in financing activities	(138,520)	(203,236)
Net increase in cash and cash equivalents	4,365	13,388
Cash and cash equivalents at beginning of period	59,566	41,569
Cash and cash equivalents at end of period	$63,931	$54,957

Supplemental disclosure of operating cash flow
Cash paid for interest	$27,008	$26,061
Cash paid for income taxes	$3,395	$3,345

Supplemental disclosure of non-cash investing activities
Loans transferred from Loans, held for sale, at fair value to Loans, held-for-investment	$2,982	$—
Loans transferred from Loans, held-for-investment to Loans, held for sale, at fair value	$3,352	$—

Supplemental disclosure of non-cash financing activities
Shares issued in exchange of litigation settlement	$4,000	$—
Incentive shares issued	$—	$482
Dividend reinvestment in common stock	$—	$1,807
Dividend reinvestment in operating partnership units	$—	$359
Stock based compensation	$436	$—

See Notes to Unaudited Consolidated Financial Statements

SUTHERLAND ASSET MANAGEMENT CORPORATION

NOTES TO the CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Organization

Sutherland Asset Management Corporation (the “Company” or “Sutherland” and together with its subsidiaries “we,” “us” and “our”) is a Maryland corporation. On October 31, 2016, we completed our path to becoming a publicly traded company through our merger with and into a subsidiary of ZAIS Financial Corp. (“ZAIS”), with ZAIS legally surviving the merger and changing its name to Sutherland Asset Management Corporation. On November 1, 2016, our common stock began trading on the New York Stock Exchange (“NYSE”) under ticker symbol “SLD”. See further discussion in Note 5, Business Combinations.

The Company is externally managed and advised by Waterfall Asset Management, LLC (“Waterfall” or the “Manager”), an investment advisor registered with the United States Securities and Exchange Commission under the Investment Advisors Act of 1940, as amended.

Sutherland Partners, LP (the “Operating Partnership”) holds substantially all of our assets and conducts substantially all of our business. As of June 30, 2017 and December 31, 2016, the Company owned approximately 96.5% and 92.9%, respectively, of the operating partnership units (“OP units”) of the Operating Partnership. The Company, as sole general partner of the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Therefore, the Company consolidates the Operating Partnership.

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

The Loan Acquisitions segment represents the Company’s investments in SBC loans, real estate acquired in settlement of loans (“REO”), MBS and equity securities traded on public exchanges, and SBC loans originated by the SBC Conventional Originations segment and subsequently acquired by the Loan Acquisitions segment through internally sourced real estate mortgage investment conduit (“REMIC”) transactions. Management seeks to maximize the value of the SBC loans acquired by the Company through proprietary loan modification programs, special servicing and other initiatives focused on keeping borrowers in their properties. Where this is not possible, such as in the case of many non-performing loans, the Company seeks to effect property resolution in a timely, orderly and economically efficient manner, including through the use of resolution alternatives to foreclosure.

The SBC Conventional Originations segment is operated through a wholly-owned subsidiary, ReadyCap Commercial, LLC (“RCC”), a wholly-owned subsidiary of ReadyCap Holdings, LLC (collectively, “ReadyCap”). RCC originates SBC loans through multiple loan origination channels. These loans may be financed though borrowings under credit facilities, senior secured note issuances, borrowings under repurchase agreements and securitization transactions. Loans that are part of securitization transactions are included within the Loan Acquisitions segment.

The SBA Originations, Acquisitions, and Servicing segment is operated through ReadyCap Lending, LLC (“Lending” or “RCL”), a wholly-owned subsidiary of ReadyCap Holdings, LLC. RCL acquires, originates and services loans guaranteed by the SBA under the SBA loan program. RCL holds a SBA license as a Small Business Lending Company and has been granted preferred lender status by the SBA.

The Residential Mortgage Banking segment is operated through GMFS, LLC (“GMFS”), a mortgage banking platform and a wholly-owned subsidiary we acquired as part of the ZAIS Financial merger. GMFS originates, sells and services residential mortgage loans. GMFS is an approved Federal National Mortgage Association (“Fannie Mae”) Seller-Servicer, Federal Home Loan Mortgage Corporation (“Freddie Mac”) Seller-Servicer, Government National Mortgage Association ("Ginnie Mae") issuer, Department of Housing and Urban Development (“HUD”) / Federal Housing Administration (“FHA”) Mortgagee, U.S. Department of Agriculture (“USDA”) approved originator and U.S. Department of Veterans Affairs (“VA”) Lender. GMFS currently originates loans that are eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, USDA and VA through retail, correspondent and broker channels. GMFS also originates and sells reverse mortgage loans as part of its existing operations.

The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with its first taxable year ended December 31, 2011. To maintain its tax status as a REIT, the Company distributes at least 90% of its taxable income in the form of distributions to shareholders.

In the fourth quarter of 2015, Silverthread Falls, LLC (“Silverthread”), a brokerage subsidiary, was classified as held-for-sale due to management’s intent to sell the business, and the Company has included Silverthread in discontinued operations. The trade date of the Silverthread sale was February 28, 2016 and the closing occurred in May of 2016.

Note 2 – Basis of Presentation

The unaudited consolidated financial statements presented herein are as of June 30, 2017 and December 31, 2016 and for the three and six months months ended June 30, 2017 and 2016.  These unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”)—as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the U.S. Securities and Exchange Commission.

The accompanying unaudited consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete consolidated financial statements. These interim unaudited consolidated financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2016, disclosed within the most recent filed 2016 annual report on Form 10-K.

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

Historical stockholders’ equity of the Company prior to the reverse acquisition has been retrospectively adjusted (a recapitalization) for the equivalent number of shares received by the Company after giving effect to any difference in par value of ZAIS Financial’s and the Company’s stock with any such difference recognized in equity. Retained earnings of the Company have been carried forward after the acquisition. Operations prior to the merger are those of the Company. Under the terms of the merger agreement: (1) stockholders of ZAIS Financial and unitholders in the ZAIS Financial operating partnership retained their existing shares and partnership units following the merger, (2) each outstanding share of Sutherland common stock was converted into 0.8356 of ZAIS Financial common stock and (3) each outstanding partnership unit of Sutherland operating partnership was converted into 0.8356 units of limited partnership interests in the operating partnership.

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

Reclassifications

Certain amounts reported for the prior periods in the accompanying consolidated financial statements have been reclassified in order to conform to the current period’s presentation.

As described in Note 10, the historical results of our Residential mortgage banking segment has been reclassified in the consolidated statements of income to conform to our current period’s presentation of residential mortgage banking activities, net.

As described in Note 27, the historical results of Silverthread been reflected in the accompanying consolidated statements of income for the three and six months ended June 30, 2016 as discontinued operations and financial information related to discontinued operations has been excluded from the notes to these consolidated financial statements for all periods presented.

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

As of June 30, 2017 and December 31, 2016, the Company had $0.6 million and $0.6 million, respectively, in money market mutual funds, and substantially all of the Company’s cash and cash equivalents not held in money market funds were comprised of cash balances with banks that are in excess of the Federal Deposit Insurance Corporation insurance limits.

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

Loans, held for sale, at fair value

Loans, held for sale, at fair value are loans originated by ReadyCap and GMFS that are expected to be sold to third parties in the near term. Interest is recognized as interest income on the consolidated statements of income when earned and deemed collectible. For loans originated by ReadyCap, changes in fair value are recurring and are reported as net unrealized gain (loss) on the consolidated statements of income. For loans originated by GMFS, changes in fair value are reported as residential mortgage banking activities, net on the consolidated statements of income.

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

The Company estimates expected cash flows to be collected over the life of individual credit impaired loans on a quarterly basis. If the Company determines that discounted expected cash flows have decreased, the credit impaired loans would be considered further impaired, which would result in a provision for loan loss and a corresponding increase in the allowance for loan losses.

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

For non-credit impaired loans, we determine the allowance for loan losses by measuring credit impairment on (1) an individual basis for non-accrual status loans, and (2) on a collective basis for all other loans since they have similar risk characteristics. The allowance of loan losses on an individual basis is assessed when a loan is on non-accrual and the recoverability of the loan is less than its carrying value. The Company considers the loans to be collateral dependent and relies on the current fair value of the collateral as the basis for determining impairment. Loans that are not assessed individually for impairment are assessed on a collective basis. For the acquired loans we performed a historical analysis on both cumulative defaults and severity upon default for all loans that were current as of November 4, 2013 when the Company was formed or acquired thereafter. We calculated the cumulative default and loss severity on the acquired loans with delinquency statuses of 90+ days and applied those factors to the current acquired loan population. For the originated loans, our historical data does not show any defaults, therefore we used an analysis performed on the latest ReadyCap securitization to determine the likelihood of default and to determine loss severity we stressed collateral value to the current principal balance based on the total valuation decline of SBC properties from the peak valuation in 2007 through their post-crisis low in 2010.

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

Derivative instruments, at fair value

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments, currently comprised of credit default swaps (“CDSs”), interest rate swaps, and interest rate lock commitments as part of our risk management. The Company accounts for derivative instruments under ASC 815, Derivatives and Hedges.

All derivatives are reported as either assets or liabilities on the consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings.

Although permitted under certain circumstances, generally the Company does not offset cash collateral receivable or payables against our gross derivative positions. As of June 30, 2017 and December 31, 2016, the cash collateral receivable held for derivative instruments is $2.9 million and $1.7 million, respectively, and is included in restricted cash on the consolidated balance sheets.

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

Interest Rate Lock Commitments (“IRLCs”)

IRLCs are agreements under which GMFS agrees to extend credit to a borrower under certain specified terms and conditions in which the interest rate and the maximum amount of the loan are set prior to funding. Unrealized gains and losses on the IRLCs, reflected as derivative assets and derivative liabilities, respectively, are measured based on the value of the underlying mortgage loan, quoted government-sponsored enterprise (“GSE”, such as Fannie Mae, Freddie Mac, or Ginnie Mae) or MBS prices, estimates of the fair value of the MSRs and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees. The realized and unrealized gains or losses are reported on the consolidated statements of income as residential mortgage banking activities, net. IRLCs are classified as Level 3 in the fair value hierarchy.

CDS

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

Servicing rights are recognized upon sale or securitization of loans if servicing is retained. For servicing rights, gains on servicing rights retained upon sale of a loan is included in other income on the consolidated statements of income. For residential mortgage servicing rights, gains on servicing rights retained upon sale of a loan is included in residential mortgage banking activities, net on the consolidated statements of income.

The Company treats its servicing rights and residential mortgage servicing rights as two separate classes of servicing assets based on the class of the underlying mortgages and it treats these assets as two separate pools for risk management purposes. Servicing rights relating to the Company’s servicing of loans guaranteed by the Small Business Administration (“SBA”) under its Section 7(a) loan program (the “SBA Section 7(a) Program”)  are accounted for under ASC 860, Transfers and Servicing, while the Company’s residential mortgage servicing rights are accounted for under the fair value option under ASC 825, Financial Instruments.

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

Residential mortgage servicing rights, at fair value

The Company’s residential mortgage servicing rights consist of conforming conventional residential loans sold to Fannie Mae and Freddie Mac or loans securitized in Ginnie Mae securities. Similarly, the government insured loans serviced by the Company are securitized through Ginnie Mae, whereby the Company is insured against loss by the Federal Housing Administration or partially guaranteed against loss by the Department of Veterans Affairs.

As permitted by U.S. GAAP, the Company has elected to account for its acquired portfolio of mortgage servicing rights (MSRs) at fair value. For these assets, the Company uses a third-party vendor to assist management in estimating the fair value. The third-party vendor uses a discounted cash flow approach which consists of projecting servicing cash flows discounted at a rate that management believes market participants would use in their determinations of fair value. The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, escrow earnings and ancillary income. MSRs are classified as Level 3 in the fair value hierarchy.

Intangible assets

Intangible assets are accounted for under ASC 350, Intangibles-Goodwill and Other. As of June 30, 2017 and December 31, 2016, the Company’s identifiable intangible assets include SBA license for our Lending operations as well as a trade name, customer relationships, a favorable lease, and other licenses, obtained as part of the ZAIS Financial merger transaction. The Company determined that its SBA license has an indefinite life, while the other intangibles acquired as part of the ZAIS Financial merger transaction are finite-lived. The Company amortizes intangible assets with identified estimated useful lives on a straight-line basis over their estimated useful lives. The Company initially records its intangible assets at cost and subsequently tests for impairment on a quarterly basis. Intangible assets are included within other assets on the consolidated balance sheets.

Deferred financing costs

Costs incurred in connection with our borrowings under credit facilities are accounted for under ASC 340, Other Assets and Deferred Costs. Deferred costs are capitalized and amortized using the effective interest method over the respective financing term with such amortization reflected on our consolidated statements of income as a component of interest expense. Our deferred financing costs may include legal, accounting and other related fees. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Unamortized deferred financing costs related to securitizations and note issuances are presented on the consolidated balance sheets as a direct deduction from the associated liability.

Due from Servicers

The loan-servicing activities of the Company’s SBC Loan Acquisitions and SBC Conventional Originations reportable segments are performed primarily by third-party servicers. SBA loans originated by and held at RCL are internally serviced. Residential mortgage loans originated by and held at GMFS are both serviced by third-party servicers and internally serviced. As of June 30, 2017 and December 31, 2016, the Company’s servicers hold substantially all of the cash owned by the Company related to loan servicing activities. These amounts include principal and interest payments made by borrowers, net of advances and servicing fees. Cash is generally received within thirty days of recording the receivable. As of June 30, 2017 and December 31, 2016, the due from servicers balance in the amount of $19.9 million and $54.7 million, respectively, represent funds received by loan servicers from loan activities that have not yet been paid to the Company. As of June 30, 2017 and December 31, 2016, $9.8 million and $27.7 million of these balances are included within the assets of consolidated VIEs on the consolidated balance sheets, respectively.

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

Pursuant to the adoption of ASU 2015-03, debt issuance costs related to securitizations are presented as a direct deduction from the carrying value of the related debt liability. These costs are amortized using the effective interest method. Amortization of debt issuance costs is amortized using the effective interest method and is included in interest expense from securitized debt obligations on the consolidated financial statements.

Borrowing under repurchase agreements

Borrowings under repurchase agreements are accounted for under ASC 860, Transfers and Servicing. Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Through June 30, 2017, none of our repurchase agreements have been accounted for as components of linked transactions. All securities financed through a repurchase agreement have remained on our consolidated balance sheets as an asset and cash received from the lender was recorded on our consolidated balance sheets as a liability. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense on the consolidated statements of income.

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

Non-controlling Interests

Non-controlling interests are presented on the consolidated balance sheets and the consolidated statements of income represent direct investment in the Operating Partnership by Sutherland OP Holdings II, Ltd. and third parties.

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

We have elected the fair value option for certain loans held-for-sale originated by ReadyCap that the Company intends to securitize. The fair value elections for loans, held at fair value originated by ReadyCap were made due to the short-term nature of these instruments.

We have elected the fair value option for loans held-for-sale originated by GMFS that the Company intends to sell in the near term. We have elected the fair value option for certain residential mortgage servicing rights acquired as part of the merger transaction.

Earnings per Share

We present both basic and diluted earnings per share (“EPS”) amounts in our consolidated financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from our share-based compensation, consisting of unvested restricted stock units (“RSUs”) and unvested restricted stock awards (“RSAs”). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period. The Company’s earnings per share has been updated retroactively as a result of the reverse merger.

All of the Company’s unvested RSUs and unvested RSAs contain rights to receive non-forfeitable dividends and, thus, are participating securities. Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities.

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

We provide for exposure in connection with uncertain tax positions, which requires significant judgment by management including determination, based on the weight of the tax law and available evidence, that it is more-likely-than-not that a tax result will be realized. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense on our consolidated statements of income. As of June 30, 2017 and December 31, 2016, we accrued no taxes, interest or penalties related to uncertain tax positions. In addition, we do not anticipate a change in this position in the next 12 months.

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

Origination Income and Expense

Origination income represents fees received for origination of either loans, held at fair value, loans, held for sale, at fair value, or loans, held-for-investment. For loans held, at fair value, and loans, held for sale, at fair value, pursuant to ASC 825, the Company reports origination fee income as revenue and fees charged and costs incurred as expenses. These fees and costs are excluded from the fair value. For originated loans, held-for-investment, under ASC 310-10, the Company defers these origination fees and costs at origination and amortizes them under the effective interest method over the life of the loan. Origination fees and expenses for ReadyCap loans, held at fair value and loans, held for sale, at fair value, are presented in the consolidated statements of income in other income and operating expenses. Origination fees and expenses for residential mortgage loans originated by GMFS are presented in the consolidated statements of income in residential mortgage banking activities, net. The amortization of net origination fees and expenses for loans, held-for-investment are presented in the consolidated statements of income in interest income.

Residential Mortgage Banking Activities, net

Residential mortgage banking activities, net, reflects variable revenue and expense within our residential mortgage banking business directly related to loan origination and sale activity. This primarily consists of the realized gains on sales of residential loans held for sale and loan origination fee income, offset by direct costs, such as correspondent fee expenses and other direct expenses relating to these loans, which vary based on loan origination volumes. Residential mortgage banking activities, net, also consists of unrealized gains and losses associated with the changes in fair value of the loans held for sale, the fair value of retained MSR additions, and the realized and unrealized gains and losses from derivative instruments.

       Gains and losses from the sale of mortgage loans held for sale are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale and is included in residential mortgage banking activities, net in the consolidated statements of income. Sales proceeds reflect the cash received from investors from the sale of a loan plus the servicing release premium if the related MSR is sold. Gains and losses also includes the unrealized gains and losses associated with the mortgage loans held for sale and the realized and unrealized gains and losses from IRLCs.

        Loan origination costs directly attributable to the processing, underwriting, and closing of a loan are offset against gain on sale of mortgage loans held for sale when loans are sold. Loan expenses include indirect costs related to loan origination activities, such as correspondent fees, and are expensed as incurred and are included in residential mortgage banking activities, net in the Company’s consolidated statements of income. The provision for loan indemnification includes the fair value of the incurred liability for mortgage repurchases and indemnifications recognized at the time of loan sale and any other provisions recorded against the loan indemnification reserve and are included in residential mortgage banking activities, net in the Company’s consolidated statements of income.

        Loan origination fee income represents revenue earned from originating mortgage loans and is included in residential mortgage banking activities, net in the Company’s consolidated statements of income. Loan origination fees relating to mortgage loans held for sale are reflected in residential mortgage banking activities, net when loans are sold.

Note 4 – Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014‑09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard clarifies the required factors that an entity must consider when recognizing revenue and also requires additional disclosures. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016‑20, is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has evaluated the impact this ASU will have on our consolidated financial statements and we do not anticipate that the adoption of ASU 2014-09 will have a material impact on our consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718) Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early application is permitted. The Company is evaluating the impact ASU 2017-09 will have on the Company’s consolidated financial statements.

Note 5 – Business Combinations

On October 31, 2016, Sutherland merged with and into a subsidiary of ZAIS Financial Corp. (“ZAIS Financial”), with ZAIS legally surviving the merger and changing its name to Sutherland Asset Management Corporation (the “combined company”). Per the terms of the Agreement and Plan of Merger (“Merger Agreement”), dated as of April 6, 2016, as amended as of May 9, 2016 and August 4, 2016, (i) Sutherland merged with and into ZAIS Merger Sub, LLC, with ZAIS Merger Sub, LLC surviving the merger transaction and continuing as a wholly-owned subsidiary of ZAIS Financial and (ii) Sutherland Partners, L.P. merged with and into ZAIS Financial Partners, L.P., with ZAIS Financial Partners, L.P. legally surviving the merger transaction, continuing as a wholly-owned subsidiary of ZAIS Financial, and changing its name to Sutherland Partners, L.P. ZAIS Financial was re-named Sutherland Asset Management Corporation as part of the merger transaction (as a whole, the “Merger Transaction” or “merger”).

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

Under the terms of the Merger Agreement, in connection with the Merger Transaction, each outstanding share of the Company and each outstanding unit of Sutherland Partners, L.P. was converted into the right to receive 0.8356 (the “Exchange Ratio”) shares of common stock in ZAIS Financial or units in ZAIS Financial Partners, L.P., respectively. The Exchange Ratio was determined by dividing the Company’s adjusted book value per share on July 31, 2016 (the “Determination Date”) by the ZAIS Financial adjusted book on the Determination Date.

Additionally, the Merger Agreement provided for a cash tender offer to existing ZAIS shareholders for cash proceeds up to $64.3 million. The tender offer was completed at a price of $15.37 equal to 95% of ZAIS’s adjusted book value per share, as further adjusted by ZAIS Financial’s pro-rata share of (i) an $8.0 million payment to ZAIS REIT Management, LLC relating to the termination of ZAIS Financial’s existing advisory agreement, and (ii) approximately $4.0 million related to intangible assets. The tender offer resulted in the tender of 4,185,478 shares of ZAIS Financial common stock.

The primary purpose of the merger was to increase the combined company’s scale, which is expected to enhance operational efficiencies, substantially increase the liquidity in the combined company common stock and meaningfully reduce operating costs.

The following pro-forma income and earnings of the combined company are presented for the three and six months ended June 30, 2016 as if the merger had occurred on January 1, 2016:

	For the three months ended	For the six months ended
(In Thousands)	June 30, 2016	June 30, 2016
Selected Financial Data
Interest income	$37,277	$77,767
Interest expense	(16,528)	(33,319)
Provision for loan losses	(2,017)	(4,201)
Non-interest income (expense)	(9,895)	(20,305)
Realized gain (loss)	1,107	606
Unrealized gain (loss)	(1,744)	(12,203)
Net income from continuing operations before income taxes	$8,200	$8,345

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

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of June 30, 2017:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash held in money market funds	$632	$—	$—	$632
Loans, held for sale, at fair value	—	149,240	57,466	206,706
Loans, held at fair value	—	—	170,128	170,128
Mortgage backed securities, at fair value	—	—	43,877	43,877
Derivative instruments, at fair value	—	1,468	2,719	4,187
Residential mortgage servicing rights, at fair value	—	—	66,797	66,797
Total assets	$632	$150,708	$340,987	$492,327

Liabilities:
Derivative instruments, at fair value	$—	$931	$—	$931
Contingent consideration	—	—	8,939	8,939
Total liabilities	$—	$931	$8,939	$9,870

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2016:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash held in money market funds	$632	$—	$—	$632
Short term investments	319,984	—	—	319,984
Loans, held for sale, at fair value	—	164,485	17,312	181,797
Loans, held at fair value	—	—	81,592	81,592
Mortgage backed securities, at fair value	—	—	32,391	32,391
Derivative instruments, at fair value	—	3,095	2,690	5,785
Residential mortgage servicing rights, at fair value	—	—	61,376	61,376
Total assets	$320,616	$167,580	$195,361	$683,557

Liabilities:
Derivative instruments, at fair value	$—	$643	$—	$643
Contingent consideration	—	—	14,487	14,487
Total liabilities	$—	$643	$14,487	$15,130

The following table presents a summary of changes in the fair value of loans, held at fair value, classified as Level 3:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Beginning Balance	$107,691	$174,344	$81,592	$155,134
Realized gains, net	(32)	842	(6)	2,795
Unrealized gains (losses), net	1,548	1,722	2,178	1,646
Originations	64,351	79,753	91,850	188,805
Sales	(3,408)	(43,544)	(5,424)	(130,115)
Principal payments	(22)	(197)	(62)	(5,345)
Ending Balance	$170,128	$212,920	$170,128	$212,920

As of June 30, 2017 and December 31, 2016, the unrealized gains on loans, held at fair value were $4.6 million and $2.5 million, respectively.

The following table presents a summary of changes in the fair value of loans, held for sale, at fair value classified as Level 3:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Beginning Balance	$37,325	$—	$17,312	$—
Realized gains, net	1,196	—	2,113	—
Unrealized gains, net	298	—	824	—
Purchases	—	—	—	—
Originations	87,241	—	156,907	—
Sales	(67,908)	—	(119,374)	—
Principal payments	(686)	—	(686)	—
Transfer from loans, held-for-investment, net	—	—	370	—
Ending Balance	$57,466	$—	$57,466	$—

As of June 30, 2017 and December 31, 2016, the unrealized gains on loans, held for sale, at fair value were $1.0 million and $0.1 million, respectively.

The following table presents a summary of changes in the fair value of MBS, at fair value classified as Level 3:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Beginning Balance	$31,365	$117,105	$32,391	$213,504
Accreted discount, net	53	18	108	82
Realized gains (losses), net	(151)	(501)	38	(3,552)
Unrealized gains (losses), net	1,162	1,653	1,117	3,654
Purchases	14,448	—	14,448	8,544
Sales / Principal Payments	(3,000)	(91,262)	(4,225)	(195,219)
Ending Balance	$43,877	$27,013	$43,877	$27,013

As of June 30, 2017 and December 31, 2016, the unrealized gain (loss) on MBS at fair value were $0.8 million and ($0.3 million), respectively.

The following table presents a summary of changes in the fair value of residential mortgage servicing rights, at fair value classified as Level 3:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Beginning Balance	$64,625	$—	$61,376	$—
Additions due to loans sold, servicing retained	5,332	—	10,384	—
Loan pay-offs	(1,489)	—	(2,739)	—
Unrealized losses	(1,671)	—	(2,224)	—
Ending Balance	$66,797	$—	66,797	—

As of June 30, 2017 and December 31, 2016, the unrealized gains on residential mortgage servicing rights, at fair value were $4.7 million and $6.9 million, respectively.

The following table presents a summary of changes in the fair value of derivatives instruments, at fair value classified as Level 3, or interest rate lock commitments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Beginning Balance	$1,378	$—	$2,690	$—
Unrealized gains	1,341	—	29	—
Ending Balance	$2,719	$—	$2,719	$—

As of June 30, 2017 and December 31, 2016, the unrealized losses on derivative instruments, at fair value were $0.8 million and $0.8 million, respectively.

The following table presents a summary of changes in the fair value of contingent consideration classified as Level 3:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Beginning Balance	$8,841	$—	$14,487	$—
Adjustment for legal settlement	—	—	(5,744)	—
Amortization	98	—	196	—
Ending Balance	$8,939	$—	$8,939	$—

As of June 30, 2017 and December 31, 2016, there was no unrealized gain (loss) on contingent consideration.

The Company’s policy is to recognize transfers in and transfers out as of the beginning of the period of the event or the change in circumstances that caused the transfer. Transfers between Level 2 and Level 3 generally relate to whether there were changes in the significant relevant observable and unobservable inputs that are available for the fair value measurements of such financial instruments. There were no transfers to or from Level 3 for the consolidated balance sheet periods presented.

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

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level 3 of the fair value hierarchy as of June 30, 2017 using third party information without adjustment:

		Predominant			Weighted
		Valuation			Average Price
(In Thousands, except price)	Fair Value	Technique	Type	Price Range	(a)
Loans, held at fair value	$170,128	Single External Source	Third Party Mark	$100.00 – 104.00	$102.80
Loans, held for sale, at fair value	57,466	Single External Source	Third Party Mark	99.89 – 107.06	101.72
Mortgage backed securities, at fair value (b)	43,741	Broker Quotes	Third Party Mark	29.96 – 104.01	70.27
Mortgage backed securities, at fair value	136	Transaction Price	Transaction Price	99.00 – 99.00	99.00
Residential mortgage servicing rights, at fair value	66,797	Single external source	Discounted cash flow	N/A	N/A
Contingent consideration	8,939	Single external source	Option pricing model	N/A	N/A

(a)Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class

(b)Price ranges and weighted averages exclude interest-only strips with a fair value of $1.4 million as of June 30, 2017.

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

Financial instruments not carried at fair value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the consolidated balance sheets and are classified as Level 3:

	June 30, 2017		December 31, 2016
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Loans, held-for-investment	$1,586,157	$1,652,082	$1,585,088	$1,639,982
Servicing rights	19,954	21,540	22,478	23,470
Total assets	$1,606,111	$1,673,622	$1,607,566	$1,663,452
Liabilities:
Borrowings under credit facilities	$316,962	$316,962	$326,610	$326,610
Promissory note payable	6,773	6,773	7,378	7,378
Securitized debt obligations of consolidated VIEs	397,911	408,838	492,942	483,381
Senior secured note	138,311	138,311	—	—
Guaranteed loan financing	332,812	349,995	390,555	409,751
Borrowings under repurchase agreements	520,169	520,169	600,852	600,852
Total liabilities	$1,712,938	$1,741,048	$1,818,337	$1,827,972

Other assets totaling $15.9 million at June 30, 2017 and $32.6 million at December 31, 2016 are not carried at fair value and include Due from servicers and Accrued interest, which are reflected in Note 21. Receivable from third parties totaling $106.6 million at June 30, 2017 and $7.2 million at December 31, 2016 are not carried at fair value. For these instruments, carrying value approximates fair value and are classified as Level 3.

Accounts payable and other accrued liabilities totaling $10.3 million at June 30, 2017 and $8.4 million at December 31, 2016 are not carried at fair value and include Payable to related parties and Accrued interest payable which are included in Note 21. For these instruments, carrying value approximates fair value and are classified as Level 3.

Note 7 – Loans

The Company is a real estate finance company that acquires, originates, manages, services, and finances SBC, SBA, and residential mortgage loans. During the three and six months ended June 30, 2017, the Company originated $808.8 million and $1,431.2 million in unpaid principal balance and acquired $57.0 and $68.0 million in unpaid principal balance, respectively. During the three and six months ended June 30, 2016, the Company originated $99.8 million and $262.2 million in unpaid principal balance, respectively, and acquired $63.4 million of loans for the three and six months ended June 30, 2016.

The following table summarizes the classification, unpaid principal balance, and carrying value of loans held by the Company including loans of consolidated VIEs:

	Unpaid Principal Balance		Carrying Value
Loans (In Thousands)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Held-for-investment	$1,680,992	$1,708,543	$1,586,157	$1,585,088
Held for sale, at fair value	200,872	178,907	206,706	181,797
Held at fair value	165,502	79,089	170,128	81,592
Total loans	$2,047,366	$1,966,539	$1,962,991	$1,848,477

Loan characteristics

The following table displays the geographic concentration of the Company’s loans, held-for-investment secured by real estate recorded on our consolidated balance sheets.

Geographic Concentration (Unpaid Principal Balance)	June 30, 2017	December 31, 2016
California	13.8%	12.8%
Texas	12.7%	14.0%
Florida	11.2%	9.6%
New York	7.0%	6.9%
Arizona	5.9%	5.4%
Georgia	5.6%	5.6%
North Carolina	3.1%	3.8%
Illinois	3.1%	2.5%
New Jersey	2.8%	2.9%
Virginia	2.6%	3.0%
Other	32.2%	33.5%
Total	100.0%	100.0%

The following table displays the collateral type concentration of the Company’s loans, held-for-investment on our consolidated balance sheets.

Collateral Concentration (Unpaid Principal Balance)	June 30, 2017	December 31, 2016
SBA(1)	32.5%	36.0%
Retail	17.6%	14.9%
Multi-family	15.6%	13.3%
Office	13.7%	13.5%
Industrial	6.7%	6.8%
Mixed Use	5.1%	5.2%
Lodging	3.7%	3.7%
Other	5.1%	6.6%
Total	100.0%	100.0%
(1) Further detail provided on SBA collateral concentration is included in table below.

The following table displays the collateral type concentration of the Company’s SBA loans within loans, held-for-investment, on our consolidated balance sheets.

Collateral Concentration (Unpaid Principal Balance)	June 30, 2017	December 31, 2016
Offices of Physicians	16.5%	15.8%
Child Day Care Services	12.2%	14.3%
Lodging	11.5%	11.4%
Veterinarians	7.0%	6.7%
Eating Places	5.6%	6.3%
Grocery Stores	4.6%	4.3%
Auto	3.3%	3.2%
Accounting Auditing & Bookkeeping	2.5%	2.4%
Funeral Service & Crematories	1.9%	1.7%
Gasoline Service Stations	1.7%	1.8%
Other	33.2%	32.1%
Total	100.0%	100.0%

The following table displays delinquency information on loans, held-for-investment as of June 30, 2017:

	Number				30-89 Days	90+ Days
	of			Carrying	Delinquent	Delinquent
Loan Balance	Loans	Interest Rate	Maturity Date	Value (a)	(a)	(a)
Fixed-rate:
0 – 500k	359	0.00 – 24.00%	10/15/08 – 07/01/46	$49,888	$1,547	$5,676
500k – 1mm	82	4.00 – 9.90	06/01/16 – 02/01/38	59,296	1,253	2,125
1mm – 1.5mm	43	4.76 – 10.25	11/01/17 – 02/05/33	53,300	—	1,333
1.5mm – 2mm	42	4.56 – 7.52	01/01/18 – 10/01/26	75,618	—	—
2mm – 2.5mm	27	4.66 – 7.52	05/01/18 – 04/01/38	61,468	—	—
> 2.5mm	71	4.50 – 11.00	02/01/18 – 06/01/38	335,456	7,809	—
Total fixed-rate	624			$635,026	$10,609	$9,134
Adjustable rate:
0 – 500k	2,160	0.00 – 9.75%	04/27/04 – 12/28/42	$227,617	$6,338	$7,179
500k – 1mm	318	2.66 – 8.63	10/28/14 – 12/16/42	201,516	2,201	3,236
1mm – 1.5mm	121	3.50 – 8.20	04/08/19 – 07/31/42	135,693	3,204	4,938
1.5mm – 2mm	34	4.00 – 6.75	10/31/25 – 11/30/37	50,565	1,200	2,076
2mm – 2.5mm	4	4.25 – 6.75	10/17/18 – 07/29/37	8,736	2,253	—
> 2.5mm	51	2.43 – 9.13	02/28/11 – 08/06/42	328,689	—	7,666
Total adjustable rate	2,688			$952,816	$15,196	$25,095
Total	3,312			$1,587,842	$25,805	$34,229
Less: General allowance for loan losses				1,685
Total				$1,586,157

(a)In thousands net of specific allowance for loan losses

The following table displays delinquency information on loans, held-for-investment as of December 31, 2016:

	Number				30-89 Days	90+ Days
	of			Carrying	Delinquent	Delinquent
Loan Balance	Loans	Interest Rate	Maturity Date	Value (a)	(a)	(a)
Fixed-rate:
0 – 500k	401	0.00 – 24.00%	10/15/08 – 09/01/46	$56,602	$2,383	$8,676
500k – 1mm	88	4.00 – 9.90	03/20/10 – 02/01/38	62,246	499	2,199
1mm – 1.5mm	50	4.50 – 11.00	02/01/17 – 02/05/33	61,167	—	1,854
1.5mm – 2mm	48	4.56 – 7.52	08/01/15 – 10/01/26	85,555	—	972
2mm – 2.5mm	32	4.91 – 7.52	02/01/17 – 04/01/38	72,760	2,282	—
> 2.5mm	73	4.50 – 11.00	03/01/17 – 06/01/38	340,844	6,597	—
Total fixed-rate	692			$679,174	$11,761	$13,701
Adjustable rate:
0 – 500k	2,369	0.00 – 9.75%	04/27/04 – 09/21/42	$245,631	$12,525	$8,725
500k – 1mm	345	2.66 – 8.63	10/28/14 – 03/29/42	218,479	5,079	4,792
1mm – 1.5mm	136	3.50 – 8.21	04/08/19 – 10/10/41	151,415	2,166	6,971
1.5mm – 2mm	48	2.62 – 6.25	04/12/17 – 03/01/38	70,676	1,037	2,278
2mm – 2.5mm	8	3.85 – 6.35	10/19/26 – 08/17/38	16,412	—	—
> 2.5mm	42	2.14 – 8.32	10/20/09 – 11/18/38	205,312	—	8,096
Total adjustable rate	2,948			$907,925	$20,807	$30,862
Total	3,640			$1,587,099	$32,568	$44,563
Less: General allowance for loan losses				2,011
Total				$1,585,088

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

	Loans, held-for-investment
Loan-to-Value (a)	June 30, 2017	December 31, 2016
0.0 – 20.0%	$58,220	$58,931
20.1 – 40.0%	204,628	206,803
40.1 – 60.0%	503,399	532,294
60.1 – 80.0%	540,169	487,006
80.1 – 100.0%	173,140	163,500
Greater than 100.0%	108,286	138,565
Total	$1,587,842	$1,587,099
Less: General allowance for loan losses	1,685	2,011
Total	$1,586,157	$1,585,088

(a)	Loan-to-value is calculated as carrying amount as a percentage of current collateral value

As of June 30, 2017 and December 31, 2016, the Company’s total carrying amount of loans in the foreclosure process was $0.7 million and $2.3 million, respectively.

Loans, held-for-investment inclusive of consolidated VIEs

Loans, held-for-investment are accounted for under ASC 310-30 or ASC 310-10 depending on whether there is evidence of credit deterioration at the time of acquisition. The outstanding carry amount of the acquired loans broken down by ASC 310-30 and ASC 310-10 is as follows:

(In Thousands)	June 30, 2017	December 31, 2016
Loans, held-for-investment
Non-credit impaired loans	$1,495,535	$1,475,007
Credit impaired loans	90,622	110,081
Total loans, held-for-investment	$1,586,157	$1,585,088

The following table details the carrying value for loans, held-for-investment at the consolidated balance sheet dates.

	June 30, 2017		December 31, 2016
	Non-credit Impaired		Non-credit Impaired
(In Thousands)	Loans	Credit Impaired Loans	Loans	Credit Impaired Loans
Unpaid principal balance	$1,547,216	$133,776	$1,536,245	$172,298
Non-accretable discount	—	(10,543)	—	(24,784)
Accretable discount	(46,678)	(23,839)	(55,563)	(26,978)
Recorded investment	1,500,538	99,394	1,480,682	120,536
Allowance for loan losses	(5,003)	(8,772)	(5,675)	(10,455)
Carrying value	$1,495,535	$90,622	$1,475,007	$110,081

In the three and six months ended June 30, 2017 and 2016, the Company did not acquire any credit impaired loans.

The following table details the activity of the accretable yield of loans, held-for investment.

	For the Three Months Ended June 30, 2017		For the Three Months Ended June 30, 2016
	Non-credit Impaired		Non-credit Impaired
(In Thousands)	Loans	Credit Impaired Loans	Loans	Credit Impaired Loans
Beginning accretable yield	$(50,450)	$(24,221)	$(75,307)	$(34,755)
Purchases/Originations	496	—	67	—
Sales	(114)	580	7	3,218
Accretion	3,066	1,232	2,492	1,574
Other	361	(330)	(320)	(1,222)
Transfers	(37)	(1,100)	4,095	345
Ending accretable yield	$(46,678)	$(23,839)	$(68,966)	$(30,840)

	For the Six Months Ended June 30, 2017		For the Six Months Ended June 30, 2016
	Non-credit Impaired		Non-credit Impaired
(In Thousands)	Loans	Credit Impaired Loans	Loans	Credit Impaired Loans
Beginning accretable yield	$(55,563)	$(26,978)	$(81,886)	$(42,031)
Purchases	822	—	67	—
Sales	305	1,775	453	4,927
Accretion	7,175	2,430	8,974	4,073
Other	620	(801)	(321)	(3,037)
Transfers	(37)	(265)	3,747	5,228
Ending accretable yield	$(46,678)	$(23,839)	$(68,966)	$(30,840)

The following table details the accrual and non-accrual state of loans, held-for-investment by carrying value.  All loans held at fair value are accrual loans.

	June 30, 2017		December 31, 2016
	Non-credit Impaired		Non-credit Impaired
(In Thousands)	Loans	Credit Impaired Loans	Loans	Credit Impaired Loans
Accrual	1,464,711	79,257	1,446,035	91,798
Non-accrual	32,509	11,365	30,983	18,283
Less: General allowance for loan losses	(1,685)	—	(2,011)	—
Total	$1,495,535	$90,622	$1,475,007	$110,081

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

			Carrying Value for	Carrying Value for
	Total Carrying	Unpaid Principal	which there is a	which there is no
	Value of	Balance of	related Allowance	related Allowance
(In Thousands)	Impaired Loans	Impaired Loans	for Loan Losses	for Loan Losses
June 30, 2017
Non-credit impaired loans	$30,386	$47,032	$16,256	$14,130
Credit impaired loans	25,437	47,658	25,437	—
Total June 30, 2017	$55,823	$94,690	$41,693	$14,130
December 31, 2016
Non-credit impaired loans	$32,425	$33,185	$14,772	$17,653
Credit impaired loans	44,118	71,844	44,118	—
Total December 31, 2016	$76,543	$105,029	$58,890	$17,653

During the three and six months ended June 30, 2017, the Company recognized $0.8 million and $1.9 million of interest income on impaired loans. During the three and six months ended June 30, 2016, the Company recognized $1.5 million and $2.8 million of interest income on impaired loans.

During the six months ended June 30, 2017 and the year ended December 31, 2016, the Company’s average carrying amount of impaired loans was $67.7 million and $77.0 million, respectively.

The following table details the activity of the allowance for loan losses for loans, held-for investment:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Non-credit Impaired		Non-credit Impaired
(In Thousands)	Loans	Credit Impaired Loans	Loans	Credit Impaired Loans
Beginning balance	$5,324	$9,361	$4,686	$12,543
Provision for loan losses	151	8	545	1,472
Chargeoffs	(472)	—	(1,517)	—
Recoveries	—	(597)	—	(2,035)
Ending balance	$5,003	$8,772	$3,714	$11,980

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Non-credit Impaired		Non-credit Impaired
(In Thousands)	Loans	Credit Impaired Loans	Loans	Credit Impaired Loans
Beginning balance	$5,675	$10,455	$4,124	$12,998
Provision for loan losses	718	673	1,247	2,954
Chargeoffs	(1,390)	—	(1,657)	(321)
Recoveries	—	(2,356)	—	(3,651)
Ending balance	$5,003	$8,772	$3,714	$11,980

For the three and six months ended June 30, 2017, the Company had a general recovery of allowance for loan losses of $0.5 million and $0.3 million assessed on a collective basis and is included in the allowance for loan losses above. For the three and six months ended June 30, 2016, there was no allowance for loan losses assessed on a collective basis. The entire provision for loan losses above represents the allowance assessed on an individual loan level.

Loans, held at fair value

Loans, held at fair value were originated by ReadyCap. We elected the fair value option, in accordance with ASC 825 due to our intent to securitize the loans in the near term.  At June 30, 2017 there were 56 loans, with an aggregate outstanding principal balance of $165.5 million and an aggregate fair value of $170.1 million. At December 31, 2016, there were 27 loans, with an aggregate outstanding principal balance of $79.1 million and an aggregate fair value of $81.6 million.

Loans, held for sale, at fair value

Loans, held for sale, at fair value were originated by either ReadyCap or GMFS. We elected the fair value option, in accordance with ASC 825 due to our intent to sell these loans in the near term. At June 30, 2017, there were 662 loans, with an aggregate outstanding principal balance of $200.9 million and an aggregate fair value of $206.7 million. At December 31, 2016, there were 714 loans, with an aggregate outstanding principal balance of $178.9 million and an aggregate fair value of $181.8 million.

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

The following table summarizes the recorded investment of TDRs on the consolidated balance sheet dates.

(In Thousands)	June 30, 2017	December 31, 2016
Troubled debt restructurings
SBC	$4,898	$7,918
SBA	10,284	11,135
Total troubled debt restructurings	$15,182	$19,053

As of June 30, 2017 and December 31, 2016, the total allowance for loan losses related to TDR’s was $1.4 million and $2.2 million, respectively.

The following table summarizes the TDRs that occurred during the three and six months ended June 30, 2017.

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
(In Thousands)	Recorded Balance	Recorded Balance	Number of Loans	Recorded Balance	Recorded Balance	Number of Loans
Troubled debt restructurings
SBC	$836	$559	2	$3,070	$2,593	11
SBA	2,426	2,145	22	2,948	2,601	26
Total troubled debt restructurings	$3,262	$2,704	24	$6,018	$5,194	37

The following table summarizes the TDRs that occurred during the three and six months ended June 30, 2016.

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
(In Thousands)	Recorded Balance	Recorded Balance	Number of Loans	Recorded Balance	Recorded Balance	Number of Loans
Troubled debt restructurings
SBC	$322	$322	4	$2,188	$2,197	11
SBA	1,682	1,643	24	5,679	5,615	37
Total troubled debt restructurings	$2,004	$1,965	28	$7,867	$7,812	48

The following table summarizes the ending June 30, 2017 carrying value of our TDR modifications that occurred during  the three months ended June 30, 2017 presented by TDR type.

	Term	Interest Rate	Principal
(In Thousands)	Extension	Reduction	Reduction	Foreclosure	Total
Troubled debt restructurings
SBC	$—	$—	$479	$57	$536
SBA	1,925	53	169	—	2,147
Total troubled debt restructurings	$1,925	$53	$648	$57	$2,683

The following table summarizes the ending June 30, 2017 carrying value of our TDR modifications that occurred during  the six months ended June 30, 2017 presented by TDR type.

	Term	Interest Rate	Principal
(In Thousands)	Extension	Reduction	Reduction	Foreclosure	Total
Troubled debt restructurings
SBC	$15	$135	$1,109	$1,306	$2,565
SBA	2,348	53	169	—	2,570
Total troubled debt restructurings	$2,363	$188	$1,278	$1,306	$5,135

The following table summarizes our TDR modifications in the three months ended June 30, 2016 presented by primary modification type and includes the financial effects of these modifications.

	Term	Interest Rate	Principal
(In Thousands)	Extension	Reduction	Reduction	Foreclosure	Total
Troubled debt restructurings
SBC	$—	$—	$—	$301	$301
SBA	976	—	57	413	1,446
Total troubled debt restructurings	$976	$—	$57	$714	$1,747

The following table summarizes our TDR modifications in the six months ended June 30, 2016 presented by primary modification type and includes the financial effects of these modifications.

	Term	Interest Rate	Principal
(In Thousands)	Extension	Reduction	Reduction	Foreclosure	Total
Troubled debt restructurings
SBC	$950	$932	$—	$301	$2,183
SBA	4,662	21	57	413	5,153
Total troubled debt restructurings	$5,612	$953	$57	$714	$7,336

The table below summarizes the accrual status and UPB of TDRs as of June 30, 2017 and December 31, 2016.

	June 30, 2017			December 31, 2016
(In Thousands)	Accrual	Non-Accrual	Total	Accrual	Non-Accrual	Total
Troubled debt restructurings
SBC	$2,085	$2,813	$4,898	$5,196	$2,722	$7,918
SBA	886	9,398	10,284	359	10,776	11,135
Total troubled debt restructurings	$2,971	$12,211	$15,182	$5,555	$13,498	$19,053

The following tables summarize the June 30, 2017 carrying values of the TDRs that occurred during the three months ended June 30, 2017 and 2016 that remained in default as of June 30, 2017. Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected.  For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
(In Thousands)	Number of Loans	Carrying Value	Number of Loans	Carrying Value
Troubled debt restructurings
SBC	1	$57	—	$—
SBA	—	—	—	—
Total troubled debt restructurings	1	$57	—	$—

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
(In Thousands)	Number of Loans	Carrying Value	Number of Loans	Carrying Value
Troubled debt restructurings
SBC	7	$1,554	2	$485
SBA	—	—	—	—
Total troubled debt restructurings	7	$1,554	2	$485

The Company does not believe the financial impact of the presented TDRs to be material. The other elements of the Company’s modification programs do not have a significant impact on financial results given their relative size, or do not have a direct financial impact as in the case of covenant changes.

Note 8 – Mortgage Backed Securities

The following table presents certain information about the Company’s MBS portfolio, which are classified as trading securities and carried at fair value, as of June 30, 2017.

		Weighted
	Weighted	Average				Gross	Gross
	Average	Interest	Principal	Amortized		Unrealized	Unrealized
(In Thousands)	Maturity (a)	Rate (a)	Balance	Cost	Fair Value	Gains	Losses
MBS
Commercial Loans	03/2035	5.0%	$60,322	$42,913	$43,741	$2,212	$(1,384)
Tax Liens	09/2026	6.0	138	137	136	—	(1)
Total		5.0%	$60,460	$43,050	$43,877	$2,212	$(1,385)

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

(a)	Weighted based on current principal balance

The following table presents certain information about the maturity of the Company’s MBS portfolio as of June 30, 2017.

	Weighted
	Average
	Interest	Principal	Amortized	Estimated
(In Thousands)	Rate (a)	Balance	Cost	Fair Value
After five years through ten years	9.5%	$12,160	$11,212	$11,670
After ten years	3.8	48,300	31,838	32,207
Total	5.0%	$60,460	$43,050	$43,877

The following table presents certain information about the maturity of the Company’s MBS portfolio as of December 31, 2016.

	Weighted
	Average
	Interest	Principal	Amortized	Estimated
(In Thousands)	Rate (a)	Balance	Cost	Fair Value
After five years through ten years	8.9%	$13,616	$12,579	$12,709
After ten years	4.2	30,164	20,102	19,682
Total	5.7%	$43,780	$32,681	$32,391

Note 9 - Servicing rights

The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The Company’s servicing fees are specified by pooling and servicing Agreements. The Company earned gross servicing fees of $7.1 million and $3.1 million, for the three months ended June 30, 2017 and 2016, respectively. The Company earned gross servicing fees of $14.3 million and $6.2 million, for the six months ended June 30, 2017 and 2016, respectively.

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

The significant assumptions used in the June 30, 2017 valuation of the Company’s servicing rights carried at amortized cost include:

•	Forward prepayment assumptions ranging from 2.8% to 20.8% (weighted average of 11.6%) depending on the servicing rights pool
•	Forward default assumptions ranging from 0.0% to 9.4% (weighted average of 1.4%) depending on the servicing rights pool
•	Discount rate of 12.0%
•	Servicing expense ranging from 0.2% to 0.4% (weighted average of 0.3%) depending on the servicing rights pool.

The significant assumptions used in the December 31, 2016 valuation of the Company’s servicing rights carried at amortized cost include:

•	Forward prepayment assumptions ranging from 2.1% to 19.1% (weighted average of 13.9%) depending on the servicing rights pool
•	Forward default assumptions ranging from 0.0% to 10.8% (weighted average of 1.1%) depending on the servicing rights pool
•	Discount rate of 12.0%
•	Servicing expenses ranging from 0.2% to 0.4% (weighted average of 0.3%) depending on the servicing rights pool

These assumptions can change between and at each reporting period as market conditions and projected interest rates change.

Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balance of loans serviced for others was $930.2 million and $750.0 million at June 30, 2017 and December 31, 2016, respectively.

The following table presents information about the Company’s SBA and Freddie Mac servicing rights:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Beginning net carrying amount	$20,372	$26,038	$22,478	$27,250
Additions due to loans sold, servicing retained	1,093	604	1,752	1,369
Amortization	(1,153)	(1,456)	(2,357)	(2,737)
Impairment	(358)	(796)	(1,919)	(1,492)
Ending net carrying value	$19,954	$24,390	$19,954	$24,390

The following table presents information about the Company’s commercial loan servicing rights:

	As of June 30, 2017		As of December 31, 2016
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Carrying Value	Amount	Carrying Value
SBA	$415,852	$17,631	$449,115	$20,275
Freddie Mac	342,772	2,323	224,826	2,203
Total	$758,624	$19,954	$673,941	$22,478

The estimated future amortization expense for the servicing rights is expected to be as follows:

(In Thousands)	June 30, 2017
2017	$2,175
2018	3,772
2019	3,103
2020	2,538
2021	2,062
Thereafter	6,304
Total	$19,954

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the carrying amount of the Company’s commercial loan servicing rights.

(In Thousands)	June 30, 2017	December 31, 2016
Default rate
10% adverse change	$(17)	$(12)
20% adverse change	(35)	(24)
Prepayment rate
10% adverse change	(664)	(664)
20% adverse change	(1,288)	(1,290)
Discount rate
10% adverse change	(595)	(576)
20% adverse change	(1,153)	(1,119)

Residential mortgage servicing rights

The following table presents information about the Company’s residential mortgage servicing rights carried at fair value:

	As of June 30, 2017		As of December 31, 2016
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Fair Value	Amount	Fair Value
Fannie Mae	$2,402,429	$25,621	$2,211,493	$23,924
Ginnie Mae	1,987,301	22,198	1,817,009	21,205
Freddie Mac	1,692,852	18,978	1,452,902	16,247
Total	$6,082,582	$66,797	$5,481,404	$61,376

Refer to “Note 6 - Fair Value Measurements” for activity relating to the Company’s residential mortgage servicing rights carried at fair value.

The significant assumptions used in the June 30, 2017 valuation of the Company’s residential mortgage servicing rights carried at fair include:

•	Forward prepayment assumptions ranging from 7.2% to 29.4% (weighted average of 8.4%) depending on the servicing rights pool

•	Discount rate assumptions ranging from 10.5% to 13.0% (weighted average of 10.9%)

•	Servicing expense ranging from 0.7% to 0.8% (weighted average of 0.7%) depending on the servicing rights pool.

The significant assumptions used in the December 31, 2016 valuation of the Company’s residential mortgage servicing rights carried at fair include:

•	Forward prepayment assumptions ranging from 6.9% to 11.7% (weighted average of 9.3%) depending on the servicing rights pool

•	Discount rate assumptions ranging from 10.5% to 11.5% (weighted average of 10.8%)

•	Servicing expense ranging from 0.4% to 1.7% (weighted average of 0.5%) depending on the servicing rights pool.

These assumptions can change between and at each reporting period as market conditions and projected interest rates change.

Residential loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balance of loans serviced for others was $6.08 billion and $5.48 billion at June 30, 2017 and December 31, 2016, respectively.

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the fair value of the Company’s residential mortgage servicing rights.

(In Thousands)	June 30, 2017	December 31, 2016
Cost of servicing
10% adverse change	$(1,167)	$(1,304)
20% adverse change	(2,334)	(2,607)
Prepayment rate
10% adverse change	(2,279)	(2,038)
20% adverse change	(4,425)	(3,983)
Discount rate
10% adverse change	(2,819)	(2,299)
20% adverse change	(5,420)	(4,438)

Note 10 – Residential mortgage banking activities, net

Residential mortgage banking activities, net, reflects variable revenue and expense within our residential mortgage banking business directly related to loan origination and sale activity. This primarily consists of the realized gains on sales of residential loans held for sale and loan origination fee income, offset by direct costs, such as correspondent fee expenses and other direct expenses relating to these loans, which vary based on loan origination volumes. Residential mortgage banking activities, net, also consists of unrealized gains and losses associated with the changes in fair value of the loans held for sale, the fair value of retained MSR additions, and the realized and unrealized gains and losses from derivative instruments.

The historical results of our Residential mortgage banking segment has been reclassified in the consolidated statements of income to conform to our current period’s presentation of residential mortgage banking activities, net. The following table presents the components of residential mortgage banking activities, net, recorded in the Company’s consolidated statements of operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Realized and unrealized gains and losses on residential mortgage loans held for sale, at fair value	$20,024	$—	$33,418	$—
Creation of new mortgage servicing rights, net of payoffs	3,840		7,645
Loan origination fee income on residential mortgage loans	2,281		4,144
Correspondent fees and other direct loan expenses, including provision for loan indemnification	(14,895)		(21,871)
Unrealized losses on IRLCs and other derivatives	(265)	—	(1,841)	—
Total residential mortgage banking activities, net	$10,985	$—	$21,495	$—

Note 11 – Borrowings Under Credit Facilities and Promissory Note Payable

The following tables present certain characteristics of our credit facilities and promissory note payable:

				Maximum
				Facility Size
	Eligible Assets	Maturity	Pricing	(In Thousands)
JPMorgan - Commercial	Specifically Identified Assets	June 2018	LIBOR + 3.25% and LIBOR + 3.5%	$250,000
Keybank - Commercial	Specifically Identified Assets	September 2017	LIBOR + 1.75%	$100,000
FCB - Commercial	Specifically Identified Assets	June 2021	2.75%	$9,164
Comerica - Residential	Specifically Identified Assets	March 2018	LIBOR + 2.125%	$150,000
UBS - Residential	Specifically Identified Assets	November 2017	LIBOR + 2.30%	$65,000
Associated Bank - Residential	Specifically Identified Assets	August 2017	LIBOR + 2.25%	$40,000
Origin Bank - Residential	Specifically Identified Assets	May 2018	LIBOR + 2.25%	$40,000

	Pledged Assets Carrying Value at		Carrying Value at
	June 30,	December 31,	June 30,	December 31,
(In Thousands)	2017	2016	2017	2016
JPMorgan - Commercial	$190,837	$226,253	$151,525	$190,066
Keybank - Commercial	54,231	17,311	53,469	17,162
FCB - Commercial	8,358	9,144	6,773	7,378
Comerica - Residential	71,725	35,102	69,037	33,575
UBS - Residential	—	43,121	—	39,750
Associated Bank - Residential	19,870	28,575	18,789	27,869
Origin Bank - Residential	24,699	18,910	24,142	18,188
Total	$369,720	$378,416	$323,735	$333,988

The following table presents the carrying value of the Company’s collateral pledged with respect to our borrowings under credit facilities and promissory note payable outstanding with our lenders as of June 30, 2017.

			Weighted	Total
			Average	Current
(In Thousands for Total Current Principal	Number of	Weighted	Remaining	Principal	Carrying
Balance and Carrying Value)	Loans	Average Rate	Term	Balance	Value
JPMorgan - Commercial	1,472	5.7%	133	$236,750	$190,837
Keybank - Commercial	24	4.2	202	53,469	54,231
FCB - Commercial	33	5.3	42	8,819	8,358
Comerica - Residential	358	3.9	365	68,718	71,725
UBS - Residential	—	—	—	—	—
Associated Bank - Residential	96	4.1	365	19,182	19,870
Origin Bank - Residential	134	4.6	148	24,298	24,699
Total	2,117	5.1%	191	$411,236	$369,720

The following tables present the carrying value of the Company’s collateral pledged with respect to our borrowings under credit facilities and promissory note payable outstanding with our lenders as of December 31, 2016.

			Weighted	Total
			Average	Current
(In Thousands for Total Current Principal	Number of	Weighted	Remaining	Principal	Carrying
Balance and Carrying Value)	Loans	Average Rate	Term	Balance	Value
JPMorgan - Commercial	1,617	5.6%	142	$280,071	$226,253
Keybank - Commercial	8	4.0	178	17,162	17,311
FCB - Commercial	37	5.1	46	9,750	9,144
Comerica - Residential	173	3.8	339	35,102	35,102
UBS - Residential	232	3.7	361	43,121	43,121
Associated Bank - Residential	145	3.9	350	28,575	28,575
Origin Bank - Residential	106	4.1	267	18,910	18,910
Total	2,318	5.0%	198	$432,691	$378,416

The agreements governing the Company’s borrowings under credit facilities and promissory note payable require the Company to maintain certain financial and debt covenants. The Company was in compliance with all debt and financial covenants as of June 30, 2017 and December 31, 2016.

Note 12 – Offsetting Assets and Liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity decline by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty.  As of June 30, 2017 and December 31, 2016 and for the periods then ended, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

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

In accordance with ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, the Company is required to disclose the impact of offsetting of assets and liabilities represented in the unaudited consolidated balance sheets to enable users of the unaudited consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities.  These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to set off, and (d) the Company’s right of setoff is enforceable at law.  As of June 30, 2017 and December 31, 2016, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the unaudited consolidated balances sheets.

The following table provides disclosure regarding the effect of offsetting of the Company’s recognized assets and liabilities presented in the consolidated balance sheet as of June 30, 2017:

		Gross	Assets
		Amounts	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Offset in the	the	Balance Sheets (1)
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
(In Thousands)	Assets	Sheets	Sheets	Instruments	Received	Net Amount
Credit default swaps	$95	$—	$95	$—	$—	$95
Interest rate swaps	4,092	—	4,092	—	—	4,092
Total	$4,187	$—	$4,187	$—	$—	$4,187

		Gross	Liabilities
		Amounts	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Offset in the	the	Balance Sheets (1)
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
(In Thousands)	Liabilities	Sheets	Sheets	Instruments	Paid	Net Amount
Interest rate swaps	$931	$—	$931	$—	$931	$—
Borrowings under credit facilities	316,962	—	316,962	316,962	—	—
Promissory note payable	6,773	—	6,773	6,773	—	—
Borrowings under repurchase agreements	520,169	—	520,169	519,637	532	—
Total	$844,835	$—	$844,835	$843,372	$1,463	$—

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

Note 13 – Derivative Instruments

The Company is exposed to changing interest rates and market conditions, which affects cash flows associated with borrowings. The Company uses derivative instruments to manage interest rate risk and conditions in the commercial mortgage market and, as such, views them as economic hedges. Interest rate swaps are used to mitigate the exposure to changes in interest rates and involve the receipt of variable-rate interest amounts from a counterparty in exchange for us making payments based on a fixed interest rate over the life of the swap contract. CDS are executed in order to mitigate the risk of deterioration in the current credit health of the commercial mortgage market. IRLCs are entered into with customers who have applied for residential mortgage loans and meet certain underwriting criteria. These commitments expose GMFS to market risk if interest rates change, and if the loan is not hedged or committed to an investor.

The Company has not elected hedge accounting for these derivative instruments and, as a result, the fair value adjustments on such instruments are recorded in earnings. The fair value adjustments for interest rate swaps and CDS, along with the related interest income, interest expense and gains/(losses) on termination of such instruments, are reported as a net realized gain on financial instruments on the consolidated statements of income. The fair value adjustments for

IRLCs, along with the related interest income, interest expense and gains/(losses) on termination of such instruments, are reported in residential mortgage banking activities, net on the consolidated statements of income.

The following tables summarize the Company’s use of derivatives and their effect on the consolidated financial statements. Notional amounts included in the table are the average notional amounts on the consolidated balance sheet dates. We believe these are the most relevant measure of volume or derivative activity as they best represent the Company’s exposure to underlying instruments.

As of June 30, 2017 and December 31, 2016 the Company had one open credit default swap contract and 49 open interest rate swap contracts with counterparties.

The following table summarizes the Company’s derivatives as of June 30, 2017 and December 31, 2016.

		As of June 30, 2017			As of December 31, 2016
			Asset	Liability		Asset	Liability
		Notional	Derivatives	Derivatives	Notional	Derivatives	Derivatives
(In Thousands)	Primary Underlying Risk	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Credit Default Swaps	Credit Risk	$15,000	$95	$—	$15,000	$173	$–
Interest Rate Swaps	Interest rate risk	412,550	1,373	(931)	378,050	2,922	(643)
Interest rate lock commitments (IRLCs)	Interest rate risk	217,489	2,719	—	212,530	2,690	—
Total		$645,039	$4,187	$(931)	$605,580	$5,785	$(643)

The following tables summarize the gains and losses on the Company’s derivatives for the three and six months ended June 30, 2017 and 2016:

		Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
			Net Change in		Net Change in
		Net Realized	Unrealized	Net Realized	Unrealized
(In Thousands)	Income Statement Location	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Credit default swaps	Net unrealized gain (loss) on financial instruments; Net realized gain (loss) on financial instruments	$—	$(108)	$—	$(78)
Interest rate swaps	Net unrealized gain (loss) on financial instruments; Net realized gain (loss) on financial instruments	(118)	(103)	(343)	32
Residential mortgage banking activities interest rate swaps	Residential mortgage banking activities, net	—	(1,606)	—	(1,869)
Interest rate lock commitments (IRLCs)	Residential mortgage banking activities, net	—	1,341	—	29
Total		$(118)	$(476)	$(343)	$(1,886)

		Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
			Net Change in		Net Change in
	Income Statement	Net Realized	Unrealized	Net Realized	Unrealized
(In Thousands)	Location	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Credit default swaps	Gain/loss on financial instruments	$—	$(116)	$—	$(165)
Interest rate swaps	Gain/loss on financial instruments	(564)	(645)	(1,129)	(2,872)
Total		$(564)	$(761)	$(1,129)	$(3,037)

Note 14 – Borrowings Under Repurchase Agreements

As of June 30, 2017 and December 31, 2016, the Company had master repurchase agreements with five counterparties and had outstanding borrowings of $520.2 million and $600.9 million with those counterparties, respectively. Our repurchase agreements bear interest at a contractually agreed-upon rate and typically have initial terms of one month at inception, but in some cases may have initial terms that are shorter or longer.

The following table presents certain characteristics of our repurchase agreements at June 30, 2017:

		Weighted	Weighted
	Repurchase	Average	Average
	Agreement	Borrowing	Remaining
(In Thousands)	Borrowings	Rate	Maturity (days)
Securities financed:
Short term investments	$100,000	1.3%	3
Loans, held-for-investment / Loans, held at fair value	412,192	4.5%	214
Mortgage backed securities	7,977	3.2%	89
Total securities financed	$520,169	3.8%	172

The following table presents certain characteristics of our repurchase agreements at December 31, 2016:

		Weighted	Weighted
	Repurchase	Average	Average
	Agreement	Borrowing	Remaining
(In Thousands)	Borrowings	Rate	Maturity (days)
Securities financed:
Short term investments	$319,690	0.2%	5
Loans, held-for-investment / Loans, held at fair value	273,050	3.6%	144
Mortgage backed securities	8,112	2.9%	86
Total securities financed	$600,852	1.8%	69

The following table presents contractual maturity information about our borrowings under repurchase agreements at the consolidated balance sheet dates:

	June 30, 2017		December 31, 2016
		Weighted		Weighted
	Balance	Average	Balance	Average
Time Until Contractual Maturity	(In Thousands)	Interest Rate	(In Thousands)	Interest Rate
Within 30 days	$117,106	1.5%	$350,054	0.4%
Over 30 days to 60 days	15,445	3.1%	87,942	4.0%
Over 60 days to 90 days	18,557	3.1%	8,112	2.9%
Over 90 days to 120 days	—	—%	—	—%
Over 120 days to 360 days	369,061	4.6%	154,744	3.6%
Total	$520,169	3.8%	$600,852	1.8%

The following table presents the carrying value or fair value of collateral positions the Company pledged with respect to the Company’s borrowings under repurchase agreements at June 30, 2017:

				Fair Value of
	Assets			Assets Pledged
	Pledged at	Amortized	Accrued	and Accrued
(In Thousands)	Fair Value	Cost	Interest	Interest
Collateral pledged:
Short term investments	$100,000	$100,000	$—	$100,000
Loans, held-for-investment / Loans, held at fair value	545,067	542,455	2,822	547,889
Mortgage backed securities	11,534	11,075	19	11,553
Retained interest in assets of consolidated VIEs	67,800	67,800	414	68,214
Total collateral pledged	$724,401	$721,330	$3,255	$727,656

The $100.0 million in short term investments that had been pledged against our borrowings under repurchase agreements has been sold and is reflected as a trade date receivable and classified as a receivable from third parties on the consolidated balance sheet as of June 30, 2017.

The following table presents the carrying value or fair value of collateral positions the Company pledged with respect to the Company’s borrowings under repurchase agreements at December 31, 2016:

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

Note 15 – Senior secured note

On February 13, 2017, ReadyCap Holdings LLC, a subsidiary of the Company, issued $75.0 million in 7.50% Senior Secured Notes due 2022. On June 13, 2017, ReadyCap Holdings LLC, issued an additional $65.0 million in aggregate principal amount of 7.50% Senior Secured Notes due 2022, which have identical terms (other than issue date and issue price) to the notes issued on February 13, 2017 (collectively “the Notes”). Payments of the amounts due on the Notes are fully and unconditionally guaranteed by the Company and its subsidiaries: Sutherland Partners LP, Sutherland Asset I, LLC, and ReadyCap Commercial, LLC. Interest on the Notes is payable semiannually on each February 15 and August 15, beginning on August 15, 2017. The Notes will mature on February 15, 2022. ReadyCap’s and the guarantors’ respective obligations under the Notes are secured by a perfected first-priority lien on the capital stock of ReadyCap and certain assets owned by the Company.

As of June 30, 2017, we were in compliance with all covenants with respect to the Notes.

The following table presents the components of the senior secured note balance on the consolidated balance sheet:

(In Thousands)	June 30, 2017	December 31, 2016
Senior secured note - principal	140,000	—
Premium	1,917	—
Less: Deferred financing costs	3,606	—
Senior secured note	$138,311	$—

Note 16 – Guaranteed loan financing

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

The following table summarizes certain information with respect to the Company's total guaranteed loan financings outstanding as of June 30, 2017 and December 31, 2016:

	Weighted	Range of
	Average	Interest	Range of
(In Thousands)	Interest Rate	Rates	Maturities (Years)	Ending Balance
June 30, 2017	3.25%	1.28 – 6.75%	2017 - 2038	$332,812
December 31, 2016	2.79%	3.50 – 8.75%	2017 - 2038	$390,555

The following table summarizes contractual maturities of total guaranteed loan financing outstanding as of June 30, 2017:

(In Thousands)	June 30, 2017
2017	$1,559
2018	4,214
2019	3,779
2020	4,676
2021	5,525
Thereafter	313,059
Total	$332,812

Our guaranteed loan financings are secured by loans, held-for-investment of $337.9 million and $396.9 million as of June 30, 2017 and December 31, 2016, respectively.

Note 17 – Related Party Transactions

Management Agreement

The Company has entered into a management agreement with the Manager (the “Management Agreement”), which describes the services to be provided to us by the Manager and compensation for such services. The Manager is responsible for managing the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors.

Base Management Fee

Pursuant to the terms of the Management Agreement, our Manager is paid a management fee calculated and payable quarterly in arrears equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement) up to $500 million and 1.00% per annum of stockholders’ equity in excess of $500 million.

The following table presents certain information on the management fee payable to our Manager:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Management fee - total	$2.0 million	$1.8 million	$4.0 million	$3.7 million
Management fee - amount unpaid	$2.5 million	$2.2 million	$2.5 million	$2.2 million

Incentive Distribution

In addition, the Manager is entitled to an incentive distribution in an amount equal to the product of (i) 15% and (ii) the excess of (a) core earnings (as defined in the partnership agreement or our operating partnership) on a rolling four-quarter basis over (b) an amount equal to 8.00% per annum multiplied by the weighted average of the issue price per share of the common stock or OP units multiplied by the weighted average number of shares of common stock outstanding, provided that core earnings over the prior twelve calendar quarters (or the period since the closing of the ZAIS Financial merger, whichever is shorter) is greater than zero. For purposes of determining the incentive distribution payable to our Manager, core earnings is defined under the partnership agreement of our operating partnership in a manner that is similar to the definition of Core Earnings described below under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” included in this quarterly report on Form 10-Q but with the following additional adjustments which (i) further exclude: (a) the incentive distribution, (b) non-cash equity compensation expense, if any, (c) unrealized gains or losses on SBC loans (not just MBS and MSRs), (d)  depreciation and amortization (to the extent we foreclose on any property), and (e) one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of the independent directors and (ii) add back any realized gains or losses on the sales of MBS and on discontinued operations which were excluded from the definition of Core Earnings described under "Non-GAAP Financial Measures". There was no incentive fee distribution for the three or six months ended June 30, 2016 or 2017.

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

The following table presents certain information on reimbursable expenses payable to our Manager:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Reimbursable expenses payable to our Manager - total	$0.8 million	$0.4 million	$1.7 million	$0.7 million
Reimbursable expenses payable to our Manager - amount unpaid	$0.6 million	$—	$0.6 million	$—

        Other

        On June 28, 2017, Sutherland Warehouse Trust acquired four loans, held-for-investment, from RCSF III, LLC, an entity also managed by Waterfall for $57.3 million.  The total unpaid principal balance of the loans was $57.0 million.

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

Since the resolution of the Claims and related settlement occurred subsequent to the March 31, 2017 balance sheet date, but before the issuance of the Q1 2017 financial statements, the effects had been reflected and recognized in the consolidated financial statements as of March 31, 2017 included in the quarterly report on Form 10-Q filed on May 10, 2017. As a result, the settlement did not result in a charge to our earnings or otherwise adversely impact our results of operations.

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

Unfunded Loan Commitments

As of June 30, 2017 and December 31, 2016, the Company had $5.7 million and $14.9 million of unfunded loan commitments related to loans, held at fair value, respectively. As of June 30, 2017 and December 31, 2016, the Company had $66.0 million and $29.3 million of unfunded loan commitments related to loans, held-for-investment, respectively.

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

Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. As of June 30, 2017 and December 31, 2016, total commitments to originate loans were $203.5 million and $200.0 million, respectively.

Note 20 – Income Taxes

The Company is a REIT pursuant to IRC Section 856. Our qualification as a REIT depends on our ability to meet various requirements imposed by the Internal Revenue Code, which relate to our organizational structure, diversity of stock ownership and certain requirements with regard to the nature of our assets and the sources of our income. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four taxable years. As of June 30, 2017 and December 31, 2016, we were in compliance with all REIT requirements.

Certain of our subsidiaries have elected TRS status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. The accompanying consolidated financial statements include an interim tax provision for our TRS’ for the three and six months ended June 30, 2017 and 2016, respectively.

During the three months ended June 30, 2017 and 2016, we recorded an income tax provision of $1.0 million and $0.9 million, respectively. During the six months ended June 30, 2017 and 2016, we recorded an income tax provision of $2.0 million and $2.0 million, respectively, primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. The income tax provision for the above periods primarily related to activities of our taxable REIT subsidiaries and various state and local taxes..  There were no material changes to uncertain tax positions or valuation allowances against deferred tax assets during the quarter.

Note 21 – Other Asset and Other Liabilities

The following table details the Company’s other assets and other liabilities as of the consolidated balance sheet dates.

(In Thousands)	June 30, 2017	December 31, 2016
Other assets:
Due from servicers	10,071	27,029
Intangible assets	3,450	3,636
Accrued interest	5,825	5,606
Real estate acquired in settlement of loans	4,798	3,933
Deferred financing costs	2,892	3,376
Fixed assets	1,361	1,572
Prepaid taxes	4,285	1,456
Deferred tax asset	1,371	1,371
Prepaid technology expense	684	918
Prepaid insurance expense	387	899
Other	4,328	4,481
Total other assets	$39,452	$54,277
Accounts payable and other accrued liabilities:
Accrued salaries, wages and commissions	$11,212	$17,450
Servicing principal and interest payable	8,765	10,664
Repair and denial reserve	6,801	6,813
Liability under subservicing agreements	2,153	6,757
Unapplied cash	2,624	6,278
Accrued interest payable	7,833	4,680
Payable to related parties	2,484	3,762
Accrued professional fees	1,201	2,880
Loan indemnification reserve	2,735	2,780
Accrued tax liability	4,067	1,996
Liability under participation agreements	1,169	1,735
Deferred tax liability	118	632
Accounts payable on liability under participation agreements	48	982
Cash held as collateral	80	80
Other	2,478	2,718
Total accounts payable and other accrued liabilities	$53,768	$70,207

Real Estate Acquired in Settlement of Loans

The Company acquires real estate through the foreclosure of its loans and the occasional purchase of real estate. The Company’s real estate properties are held in the Company’s consolidated Taxable REIT Subsidiaries (“TRS”), SAMC REO 2013-01, LLC, ReadyCap Lending, LLC, other asset specific TRSs, as well as the Company’s securitization transactions. The following tables summarize the carrying amount of the Company’s real estate holdings as of the consolidated balance sheet dates:

(In Thousands)	June 30, 2017	December 31, 2016
North Carolina	1,850	1,850
Florida	1,332	1,320
Illinois	1,249	19
Texas	108	108
Other	259	636
Total	$4,798	$3,933

The table above does includes real estate acquired in settlement of loans for which the Company has recorded a valuation allowance of $8.2 million and $6.9 million at June 30, 2017 and December 31, 2016, respectively. These assets have been marked to third-party broker price opinions less an estimate of costs to sell.

Loan indemnification reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other accrued liabilities in the Company's consolidated balance sheets and the provision for loan indemnification losses is included in residential mortgage banking activities, net in the Company's consolidated statements of income. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demand, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability. At June 30, 2017 and December 31, 2016, the loan indemnification reserve was $2.7 million and $2.8 million, respectively.

Because of the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. At June 30, 2017 and December 31, 2016, the reasonably possible loss above the recorded loan indemnification reserve was not considered material.

Note 22 – Other Income and Other Operating Expenses

The following table details the Company’s other income and operating expenses for the consolidated statements of income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Other income
Origination income	1,331	1,118	2,022	1,538
(Increase)/Release of repair and denial reserve	(251)	103	12	1,565
Other	508	78	395	504
Total other income	$1,588	$1,299	$2,429	$3,607
Other operating expenses
Origination costs	1,511	945	2,470	1,888
Technology expense	860	704	1,771	1,364
Charge off of real estate acquired in settlement of loans	—	66	103	633
Rent expense	563	277	1,122	615
Recruiting, training and travel expenses	712	372	1,179	681
Acquisition costs	49	88	318	429
Depreciation	130	—	266	—
Marketing expense	388	99	767	229
Insurance expense	248	108	485	258
Other	1,745	1,159	3,255	1,584
Total other operating expenses	$6,206	$3,818	$11,736	$7,681

Note 23 – Use of Special Purpose Entities

Special purpose entities, or “SPEs”, are entities (in the form of trusts) designed to fulfill a specific limited need of the entity that organizes it. SPEs are often used to facilitate transactions that involve securitizing financial assets. The objective of such transactions may include obtaining non-recourse financing, obtaining liquidity or refinancing the underlying securitized financial assets on more favorable terms than available on such assets on an un-securitized basis. Securitization involves transferring assets to an SPE to convert all or a portion of those assets into cash before they would have been realized in the normal course of business, through the SPE’s issuance of debt or equity instruments. Investors in an SPE usually have recourse only to the assets in the SPE and, depending on the overall structure of the transaction, may benefit from various forms of credit enhancement, such as over-collateralization in the form of excess assets in the SPE, priority with respect to receipt of cash flows relative to holders of other debt or equity instruments issued by the SPE, or a line of credit or other form of liquidity agreement that is designed with the objective of ensuring that investors receive principal and/or interest cash flow on the investment in accordance with the terms of their investment agreement.

Securitization transactions

The Company regularly engages in loan securitization transactions. Under ASC 810, Consolidation, the Operating Partnership is required to consolidate, as a VIE, the SPE/trust that was created to facilitate the transactions and to which the underlying loans in connection with the securitization were transferred. See Note 3 for a discussion of our accounting policies applied to the consolidation of the VIE and transfer of the financial assets in connection with the securitization.

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

Securitized debt

The consolidation of the securitization transactions includes the senior securities issued to third parties which are shown as securitized debt obligations of consolidated VIEs on the consolidated balance sheets. The following table presents additional information on the Company’s securitized debt obligations:

	June 30, 2017			December 31, 2016
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(In Thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
Waterfall Victoria Mortgage Trust 2011-SBC2	$18,099	$18,099	5.3%	$24,472	$24,472	5.2%
Sutherland Commercial Mortgage Loans 2015-SBC4	17,575	16,908	4.0	39,464	38,402	3.9
ReadyCap Commercial Mortgage Trust 2014-1	65,523	65,391	3.5	84,320	83,885	3.4
ReadyCap Commercial Mortgage Trust 2015-2	162,624	157,563	4.1	166,232	160,699	4.0
ReadyCap Commercial Mortgage Trust 2016-3	105,715	102,434	3.5	133,774	129,914	3.5
ReadyCap Lending Small Business Trust 2015-1	37,947	37,516	2.4	56,055	55,570	2.0
Total	$407,483	$397,911	3.7%	$504,317	$492,942	3.6%

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

VIE impact on consolidated financial statements

The following table reflects the securitized assets and liabilities recorded on the consolidated balance sheets:

(In Thousands)	June 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$—	$131
Restricted cash	482	808
Loans, held-for-investment (net of allowances for loan losses of $3,349 at June 30, 2017 and $3,409 at December 31, 2016)	580,915	655,559
Real estate acquired in settlement of loans	3,557	4,103
Accrued interest	2,504	2,835
Due from servicers	9,819	27,660
Total assets	597,277	691,096
Liabilities:
Securitized debt obligations of consolidated VIEs	397,911	492,942
Total liabilities	397,911	492,942
Equity	$199,366	$198,154

Note 24 – Stockholders’ Equity

Common stock dividends

The following table presents cash dividends declared by our board of directors on our common stock from January 1, 2016 through June 30, 2017:

			Dividend per
Declaration Date	Record Date	Payment Date	Share
August 23, 2016	September 2, 2016	September 16, 2016	$0.45	(1)
October 11, 2016	October 14, 2016	October 25, 2016	$0.36	(1)
December 21, 2016	December 30, 2016	January 27, 2017	$0.35
March 14, 2017	March 31, 2017	April 13, 2017	$0.37
June 15, 2017	June 30, 2017	July 31, 2017	$0.37
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

During the second quarter of 2017, the Company issued restricted stock awards (“RSAs”) to certain employees as compensation for their employment services. The RSAs are awarded at no cost to the recipient upon their grant. A total of 25,851 shares were awarded and will vest in equal installments over a three year period ending May 9, 2020. The shares of stock were issued during the second quarter of 2017, however, remain unvested until those service conditions are met, which they will then earn right to those shares. Dividend equivalent rights will be paid on unvested RSAs at the same rate and at the same time as dividends on the Company’s common stock.

The Company’s current policy for issuing shares upon settlement of stock-based incentive awards is to issue new shares.

The fair value of the RSUs and RSAs granted, which is determined based upon the stock price on the grant date, is recorded as compensation expense on a straight-line basis over the vesting periods for the awards, with an offsetting increase in stockholders’ equity.

The following table summarizes the Company’s RSU and RSA activity for the three and six months ended June 30, 2017:

	Independent Director RSUs			Employee RSAs
(In Thousands, except share data)	Number of shares	Weighted-average grant date fair value	Weighted-average grant date fair value (per share)	Number of shares	Weighted-average grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, January 1	—	$—	$—	—	$—	$—
Granted	40,000	580	14.50	—	—	—
Vested	(25,000)	(363)	14.50	—	—	—
Forfeited	—	—	—	—	—	—
Canceled	—	—	—	—	—	—
Outstanding, March 31, 2017	15,000	$217	$14.50	—	$—	$—
Granted	—	—	—	25,861	380	14.70
Vested	(5,000)	(72)	14.50	—	—	—
Forfeited	—	—	—	—	—	—
Canceled	—	—	—	—	—	—
Outstanding, June 30, 2017	10,000	$145	$14.50	25,861	$380	$14.70

During the three and six months ended June 30, 2017, the Company recognized $0.1 million and $0.5 million of noncash compensation expense, respectively, related to its stock-based incentive plan in its consolidated statements of income.

At June 30, 2017, approximately $0.5 million of noncash compensation expense related to unvested awards had not yet been charged to net income. These costs are expected to be amortized into compensation expense ratably over the course of the remainder of the respective vesting periods.

Litigation settlement

On May 2, 2017, the Company issued approximately $4.0 million in shares of the Company's common stock (275,862 shares issued) to a counterparty in connection with a litigation settlement.

Note 25 – Earnings per Share of Common Stock

The following table provides a reconciliation of both income from continuing operations and loss from discontinued operations, and the number of shares of common stock used in the computation of basic income per share. This reconciliation has been retrospectively adjusted for the equivalent number of shares after the reverse acquisition.

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands, except for share and per share amounts)	2017	2016		2017	2016
Basic Earnings
Continuing Operations
Income from continuing operations	$11,153	$8,648		$20,710	$18,112
Less: Income attributable to non-controlling interest	657	703		1,358	1,440
Less: Income attributable to participating shares	14	-		22	-
Basic - Income from continuing operations	$10,482	$7,945		$19,330	$16,672

Discontinued Operations
Loss from discontinued operations	-	-		-	(351)
Basic — Net income attributable to common stockholders after allocation to participating shares	$10,482	$7,945		$19,330	$16,321

Diluted Earnings
Continuing Operations
Basic — Income from continuing operations	$11,153	$8,648		$20,710	$18,112
Less: Income attributable to non-controlling interest	657	703		1,358	1,440
Less: Income attributable to participating shares	14	-		22	-
Diluted — Income from continuing operations	$10,482	$7,945		$19,330	$16,672

Discontinued Operations
Basic — Loss from discontinued operations	-	-		-	(351)
Diluted — Net income attributable to common stockholders after allocation to participating shares	$10,482	$7,945		$19,330	$16,321

Number of Shares
Basic — Average shares outstanding	30,768,900	25,870,420	(1)	30,659,958	25,870,453	(1)
Effect of dilutive securities — Unvested participating shares	432	-		217	-
Diluted — Average shares outstanding	30,769,332	25,870,420		30,660,175	25,870,453

Earnings Per Share Attributable to Common Stockholders:
Basic
Income from continuing operations	$0.34	$0.31		$0.63	$0.64
Loss from discontinued operations	-	-		-	(0.01)

Diluted
Income from continuing operations	$0.34	$0.31		$0.63	$0.64
Loss from discontinued operations	-	-		-	(0.01)
(1) Retroactively adjusted for the equivalent number of shares after the reverse acquisition using an exchange rate of 0.8356.

As of June 30, 2017, 10,000 participating unvested RSU’s were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

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

On June 30, 2017, the Company received a redemption request (the “Redemption Request”) from Sutherland OP Holding I, Ltd. (“Holdings I”), a Cayman corporation externally managed by our Manager in respect of 1,171,494 OP units held by Holdings I.  On the same date, the Company notified Holdings I of the Company’s decision to satisfy the Redemption Request by exchanging 1,171,494 shares of common stock for such OP units.  The shares of common stock issued in the exchange were issued in a transaction not involving a public offering in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder.  At June 30, 2017 and December 31, 2016, the non-controlling interest OP unit holders owned 1,150,827 and 2,349,561, OP units, respectively, or 3.5% and 7.1% of the OP units issued by our operating partnership.

Note 26 – Segment Reporting

The Company operates in four reportable segments: i) Loan Acquisitions, ii) SBC Conventional Originations, iii) SBA Originations, Acquisitions and Servicing, and iv) Residential Mortgage Banking.

Through the Loan Acquisitions segment, the Company acquires performing and non-performing SBC loans and intends to continue to acquire these loans as part of the Company’s business strategy. Within the Loan Acquisition segment, the Company holds SBC loans originated by the SBC Conventional Originations segment, which were subsequently acquired by the Loan Acquisitions segment through internally sourced REMIC transactions.

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

Through the Residential Mortgage Banking segment, the Company originates residential mortgage loans eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, USDA and VA through retail, correspondent and broker channels. The historical results of our Residential mortgage banking segment has been reclassified in the consolidated statements of income to conform to our current period’s presentation of residential mortgage banking activities, net.

In accordance with ASC 280, Segment Reporting, the Company has not included discontinued operations in the segment reporting. The Company uses segment net income or loss from continuing operations as the measure of profitability of its reportable segments.

Reportable segments for the three months ended June 30, 2017 are summarized in the below table.

		SBC	SBA Originations,	Residential
	Loan	Conventional	Acquisitions,	Mortgage
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Consolidated
Interest income
Loans, held-for-investment	$16,590	$2,140	$9,752	$25	$28,507
Loans, held at fair value	613	1,591	—	—	2,204
Loans, held for sale, at fair value	373	241	—	1,024	1,638
Mortgage backed securities, at fair value	899	—	—	—	899
Total interest income	$18,475	3,972	$9,752	$1,049	$33,248
Interest expense
Securitized debt obligations of consolidated VIEs	(4,492)	—	(269)	—	(4,761)
Borrowings under repurchase agreements	(2,596)	(1,452)	—	—	(4,048)
Guaranteed loan financing	—	—	(3,520)	—	(3,520)
Borrowings under credit facilities	(1,584)	(170)	(477)	(827)	(3,058)
Senior secured note	—	(1,777)	—	—	(1,777)
Promissory note payable	(66)	—	—	—	(66)
Total interest expense	$(8,738)	$(3,399)	$(4,266)	$(827)	$(17,230)
Net interest income before provision for loan losses	$9,737	$573	$5,486	$222	$16,018
Provision for loan losses	(102)	12	(69)	—	(159)
Net interest income after provision for loan losses	$9,635	$585	$5,417	$222	$15,859
Non-interest income (expense)
Residential mortgage banking activities, net	$—	$—	$—	$10,985	$10,985
Other income (loss)	754	1,022	(222)	34	1,588
Servicing income	26	139	1,246	4,220	5,631
Employee compensation and benefits	5	(1,890)	(2,488)	(9,078)	(13,451)
Allocated employee compensation and benefits from related party	179	(615)	(595)	23	(1,008)
Professional fees	(188)	(579)	(868)	(388)	(2,023)
Management fees – related party	(1,156)	(282)	(322)	(247)	(2,007)
Loan servicing expense	(997)	(288)	479	(1,805)	(2,611)
Other operating expenses	(390)	(2,090)	(1,470)	(2,256)	(6,206)
Total non-interest income (expense)	$(1,767)	$(4,583)	$(4,240)	$1,488	$(9,102)
Net realized gain on financial instruments	396	1,740	2,355	—	4,491
Net unrealized gain (loss) on financial instruments	863	1,782	—	(1,671)	974
Net income (loss) before provision for income taxes	$9,127	$(476)	$3,532	$39	$12,222
Provision for income taxes	452	5	(1,270)	(256)	(1,069)
Net income	$9,579	$(471)	$2,262	$(217)	$11,153
Total Assets	$1,253,880	$345,597	$530,482	$316,961	$2,446,920

Reportable segments for the six months ended June 30, 2017 are summarized in the below table.

		SBC	SBA Originations,	Residential
	Loan	Conventional	Acquisitions,	Mortgage
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Consolidated
Interest income
Loans, held-for-investment	$35,157	$3,330	$19,895	$225	$58,607
Loans, held at fair value	876	2,953	—	—	3,829
Loans, held for sale, at fair value	794	424	—	1,854	3,072
Mortgage backed securities, at fair value	1,622	—	—	—	1,622
Total interest income	$38,449	6,707	$19,895	$2,079	$67,130
Interest expense
Securitized debt obligations of consolidated VIEs	(9,316)	—	(567)	—	(9,883)
Borrowings under repurchase agreements	(5,612)	(2,657)	—	—	(8,269)
Guaranteed loan financing	—	—	(6,784)	—	(6,784)
Borrowings under credit facilities	(3,260)	(360)	(902)	(1,513)	(6,035)
Senior secured note	—	(2,568)	—	—	(2,568)
Promissory note payable	(134)	—	—	—	(134)
Total interest expense	$(18,322)	$(5,585)	$(8,253)	$(1,513)	$(33,673)
Net interest income before provision for loan losses	$20,127	$1,122	$11,642	$566	$33,457
Provision for loan losses	(724)	(84)	(583)	—	(1,391)
Net interest income after provision for loan losses	$19,403	$1,038	$11,059	$566	$32,066
Non-interest income (expense)
Residential mortgage banking activities, net	$—	$—	$—	$21,495	$21,495
Other income (loss)	889	1,577	(89)	52	2,429
Servicing income	32	(363)	2,043	8,362	10,074
Employee compensation and benefits	(616)	(3,916)	(4,687)	(17,696)	(26,915)
Allocated employee compensation and benefits from related party	(405)	(757)	(757)	(101)	(2,020)
Professional fees	(1,232)	(907)	(1,355)	(688)	(4,182)
Management fees – related party	(2,296)	(559)	(639)	(490)	(3,984)
Loan servicing expense	(1,897)	(535)	1,587	(3,281)	(4,126)
Other operating expenses	(1,981)	(3,894)	(2,355)	(3,506)	(11,736)
Total non-interest income (expense)	$(7,506)	$(9,354)	$(6,252)	$4,147	$(18,965)
Net realized gain on financial instruments	986	3,060	3,410	—	7,456
Net unrealized gain (loss) on financial instruments	1,469	2,800	212	(2,224)	2,257
Net income (loss) before provision for income taxes	$14,352	$(2,456)	$8,429	$2,489	$22,814
Provision for income taxes	554	265	(2,177)	(746)	(2,104)
Net income	$14,906	$(2,191)	$6,252	$1,743	$20,710
Total Assets	$1,253,880	$345,597	$530,482	$316,961	$2,446,920

Reportable segments for the three months ended June 30, 2016 are summarized in the below table.

		SBC	SBA Originations,	Residential
	Loan	Conventional	Acquisitions,	Mortgage
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Consolidated
Interest income
Loans, held-for-investment	$17,391	$1,445	$11,941	$—	$30,777
Loans, held at fair value	588	2,072	—	—	2,660
Loans, held for sale, at fair value	—	—	—	—	—
Mortgage backed securities, at fair value	1,064	—	—	—	1,064
Total interest income	$19,043	$3,517	$11,941	$—	$34,501
Interest expense
Securitized debt obligations of consolidated VIEs	(4,149)	—	(381)	—	(4,530)
Borrowings under repurchase agreements	(1,895)	(1,792)	—	—	(3,687)
Guaranteed loan financing	—	—	(3,414)	—	(3,414)
Promissory note payable	(67)				(67)
Borrowings under credit facilities	(1,616)	—	(462)	—	(2,078)
Total interest expense	$(7,727)	$(1,792)	$(4,257)	$—	$(13,776)
Net interest income before provision for loan losses	$11,316	$1,725	$7,684	$—	$20,725
Provision for loan losses	(1,345)	—	(672)	—	(2,017)
Net interest income after provision for loan losses	$9,971	$1,725	$7,012	$—	$18,708
Non-interest income (expense)
Residential mortgage banking activities, net	$—	$—	$—	$—	$—
Other income	310	973	16	—	1,299
Servicing income	20	190	1,137	—	1,347
Employee compensation and benefits	(191)	(2,169)	(1,752)	—	(4,112)
Allocated employee compensation and benefits from related party	(551)	(181)	(168)	—	(900)
Professional fees	(1,865)	(619)	(1,193)	—	(3,677)
Management fees – related party	(1,122)	(369)	(342)	—	(1,833)
Loan servicing (expense) income	(1,367)	(115)	297	—	(1,185)
Other operating expenses	(876)	(1,774)	(1,168)	—	(3,818)
Total non-interest income (expense)	$(5,642)	$(4,064)	$(3,173)	$—	$(12,879)
Net realized (loss) gain on financial instruments	(169)	313	931	—	1,075
Net unrealized gain on financial instruments	1,509	1,093	—	—	2,602
Net income (loss) before provision for income taxes	$5,669	$(933)	$4,770	$—	$9,506
Provision for income taxes	—	755	(1,613)	—	(858)
Net income	5,669	(178)	3,157	-	$8,648
Total Assets	$1,241,579	$244,983	$660,744	$—	$2,147,305

Reportable segments for the six months ended June 30, 2016 are summarized in the below table.

		SBC	SBA Originations,	Residential
	Loan	Conventional	Acquisitions,	Mortgage
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Consolidated
Interest income
Loans, held-for-investment	$35,254	$2,067	$25,788	$—	$63,109
Loans, held at fair value	1,173	4,849	—	—	6,022
Loans, held for sale, at fair value	—	—	—	—	—
Mortgage backed securities, at fair value	3,237	—	—	—	3,237
Total interest income	$39,664	$6,916	$25,788	$—	$72,368
Interest expense
Securitized debt obligations of consolidated VIEs	(8,266)	—	(805)	—	(9,071)
Borrowings under repurchase agreements	(4,164)	(3,382)	—	—	(7,546)
Guaranteed loan financing	—	—	(7,363)	—	(7,363)
Promissory note payable	(67)	—	—	—	(67)
Borrowings under credit facilities	(3,088)	—	(942)	—	(4,030)
Total interest expense	$(15,585)	$(3,382)	$(9,110)	$—	$(28,077)
Net interest income before provision for loan losses	$24,079	$3,534	$16,678	$—	$44,291
Provision for loan losses	(3,522)	—	(679)	—	(4,201)
Net interest income after provision for loan losses	$20,557	$3,534	$15,999	$—	$40,090
Non-interest income (expense)
Residential mortgage banking activities, net	$—	$—	$—	$—	$—
Other income	897	1,289	1,421	—	3,607
Servicing income	35	310	2,415	—	2,760
Employee compensation and benefits	(191)	(4,453)	(4,538)	—	(9,182)
Allocated employee compensation and benefits from related party	(1,054)	(401)	(345)	—	(1,800)
Professional fees	(2,588)	(824)	(2,041)	—	(5,453)
Management fees – related party	(2,149)	(819)	(703)	—	(3,671)
Loan servicing expense	(2,419)	(240)	598	—	(2,061)
Other operating expenses	(2,138)	(3,533)	(2,010)	—	(7,681)
Total non-interest income (expense)	$(9,607)	$(8,671)	$(5,203)	$—	$(23,481)
Net realized gain (loss) on financial instruments	(2,440)	1,770	1,936	—	1,266
Net unrealized gain (loss) on financial instruments	3,232	(966)	—	—	2,266
Net income before provision for income taxes	$11,742	$(4,333)	$12,732	$—	$20,141
Provisions for income taxes	—	2,490	(4,519)	—	(2,029)
Net income (loss) from continuing operations	$11,742	$(1,843)	$8,213	$—	$18,112
Loss from discontinued operations					(351)
Net income					$17,761
Total Assets	$1,241,579	$244,983	$660,744	$—	$2,147,305

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

The sale of Silverthread closed in May of 2016, with an effective economic date of March 1, 2016. We negotiated an agreement with the buyer to receive $4.0 million, $1.7 million of which was received in early March of 2017.  The remaining balance is expected at the end of May 2017. The net estimated receivable of $2.3 million is included in Receivable from Third Parties on the Consolidated Balance Sheet as June 30, 2017.  The operating results during the three and six months ended June 30, 2017 and 2016 did not have a material impact on our consolidated financial statements.

As of June 30, 2017 and December 31, 2016, there were no assets or liabilities of the discontinued segment.

The primary components of discontinued operations are detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Non-interest income (expense)
Commission income	$—	$—	$—	$2,984
Property management income	—	—	—	263
Other	—	—	—	16
Total other income	$—	$—	—	3,263
Employee compensation and benefits	—	—	—	(1,071)
Professional fees	—	—	—	(138)
Management fees – related party	—	—	—	—
Operating expenses
Commission expense	—	—	—	(1,844)
Technology expense	—	—	—	(171)
Rent expense	—	—	—	(268)
Tax expense	—	—	—	(3)
Recruiting, training, and travel expenses	—	—	—	(46)
Marketing expense	—	—	—	(29)
Other	—	—	—	(536)
Total other operating expenses	$—	$—	—	(2,897)
Gain on sale	—	—	—	267
Loss before income tax benefit	—	—	—	(576)
Income tax benefit	—	—	—	225
Loss on discontinued operations presented on the statements of income	$—	$—	$—	$(351)

Note 28 – Subsequent Events

On June 15, 2017, the Company announced the declaration of a quarterly cash dividend of $0.37 per share of common stock and OP unit for the quarter ended June 30, 2017 to common stockholders and OP unit holders of record as of June 30, 2017. The dividend was paid on July 31, 2017.

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

Changes in Market Interest Rates

We own and expect to acquire or originate floating rate mortgages (“FRMs”), and adjustable rate mortgage loans (“ARMs”), with maturities ranging from five to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in five to ten years. ARM loans generally have a fixed interest rate for a period of five, seven or ten years and then an adjustable interest rate equal to the sum of an index rate, such as LIBOR, plus a margin, while FRM loans bear interest that is fixed for the term of the loan. As of June 30, 2017, approximately 55% of the loans of our portfolio were ARMs, and 45% were FRMs, based on UPB. The weighted average margin, above the floating rate, on ARMs was approximately 2.9% and the weighted average coupon on FRMs was approximately 5.8% as of June 30, 2017. We utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with our ARMs.

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

Changes in Fair Value of Our Assets

Our originated loans are carried at fair value and future mortgage related assets may also be carried at fair value. Accordingly, changes in the fair value of our assets may impact the results of our operations for the period in which such change in value occurs. The expectation of changes in real estate prices is a major determinant of the value of SBC loans and asset backed securities (“ABS”). This factor is beyond our control.

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

Market Conditions

With the onset of the global financial crisis, SBC origination volume fell approximately 42.5% from the 2006 peak through 2009 and the decline was accompanied by a reduction in the principal balance of outstanding SBC loans between 2008 and 2013. Based on publicly available data from Boxwood Means as of the first half of 2017, while commercial property prices have almost recovered to their 2007 peak, SBC property prices have increased only 21.5% from the 2012 trough. We believe this trend suggests continued tight credit in SBC lending and supports our belief that credit spreads in the SBC loan asset class should for the foreseeable future remain wider compared to large balance commercial mortgage loans. Since late 2008, we have seen substantial volumes of non-performing SBC loans available for purchase from U.S. banks at significant discounts to their UPBs. We believe that banks have been motivated to sell SBC loans in order to improve their regulatory capital ratios, reduce their troubled asset ratios, a key measure monitored by regulators, investors and other stakeholders in assessing bank safety and soundness, relieve the strain on their operations caused by managing distressed loan books and to demonstrate to regulators, investors and other stakeholders that they are addressing their distressed asset issues and the drag they place on operating performance through controlled sales of these assets over time. We believe that banks will continue to be motivated to divest their non-performing SBC loan assets to address these issues over the next several years. We believe that as the economic recovery continues the volume of short-term loan extensions and restructurings will be reduced, resulting in increased opportunities for us to originate first mortgage SBC loans in the market. We believe that the supply of new capital to meet this increasing demand will continue to be constrained by the historically low activity levels in the ABS market.

Critical Accounting Policies and Use of Estimates

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” included within the Company's Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the Company's critical accounting policies and use of estimates during the three or six months ended June 30, 2017.

Second Quarter 2017 Highlights

Operating results:

•	Achieved Net Income of $11.2 million during the three months ended June 30, 2017.

•	Earnings per share of $0.34 for the three months ended June 30, 2017.

•	Core Earnings of $11.2 million, or $0.34 per share, during the three months ended June 30, 2017.

•	Declared dividends of $0.37 per share, during the quarter ended June 30, 2017, representing a 10.0% dividend yield, based on the the closing share price on June 30, 2017.

Loan originations and acquisitions:

•

Loan originations totaled $811.6 million including $225.6 million in SBC loans (68% of which are floating rate), $26.0 million of SBA Section 7(a) Program loans and $560.0 million of residential loans.

•	Robust pipeline with substantial acquisition and origination opportunities (based on fully committed amounts):

o	Acquisition pipeline of $89.0 million in SBC loans

o	Origination pipeline of:
▪	$197.4 million SBC loans
▪	$100.7 million of SBA Section 7(a) Program loans
▪	$203.5 million of commitments to originate residential agency loans

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

Quarterly Investment Allocation

      The following tables set out our quarterly investment allocation for the three months ended June 30, 2017 and March 31, 2017:

Three Months Ended June 30, 2017

Quarterly Investment Allocation

	Loans Acquisitions[1]	Originations[1]					
		SBC	Freddie MAC	Transitional	SBA	Residential	Total
Gross investments[2]	$57,326	$47,931	$87,241	$81,702	$25,081	$559,970	$801,925
Number of loans	4	19	39	22	38	2,744	2,862
Average balance[3]	$14,332	$2,873	$2,237	$6,433	$1,177	$204	$275
Gross Yield[4]	7.3%	6.0%	4.2%	6.6%	6.3%	4.1%	4.9%
Weighted average duration[3]	18 months	80 months	178 months	34 months	252 months	347 months	239 months
FX / ARM	100% / 0%	68% / 32%	48% / 52%	12% / 88%	0% / 100%	100% / 0%	69% / 31%
Avg. Advance Rate[5]	70%	73%	100%	60%	61%	98%	74%
Debt Cost[6]	Libor + 325	Libor + 250	Libor + 175	Libor + 262	Libor + 350	Libor + 225	Libor + 248

(1)    $ in thousands.

(2)    Represents actual disbursements during the quarter. Loan acquisitions includes loans repurchased.

(3)    Based on fully funded loan amount.

(4)    Gross yield equals contractual interest rates and accretion of discount based on Sutherland’s estimates of loan performance where applicable.

(5)    Weighted average advance rate of all assets of this loan type currently financed on our facilities.

(6)    Weighted average debt cost of all assets of this loan type currently financed on the our facilities.

Three Months Ended March 31, 2017

Quarterly Investment Allocation

	Acquisitions(1)	Originations(1)					
		SBC	Freddie Mac	Transitional	SBA	Residential	Total
Gross investments(2)	$11,310	$27,499	$69,666	$45,376	$25,896	$460,996	$629,433
Number of loans	8	14	36	6	30	2,296	2,382
Average balance(3)	$1,352	$2,592	$1,935	$9,745	$1,172	$199	$261
Gross Yield(4)	6.7%	6.0%	4.2%	6.9%	6.4%	4.1%	4.6%
Weighted average duration(3)	25 months	76 months	149 months	32 months	227 months	341 months	274 months
FX / ARM	100% / 0%	74% / 26%	72% / 28%	23% / 77%	0% / 100%	100% / 0%	83% / 17%
Avg. Advance Rate(5)	68%	64%	100%	62%	40%	97%	72%
Debt Cost(6)	Libor + 318	Libor + 250	Libor + 175	Libor + 272	Libor + 350	Libor + 225	Libor + 251

(1)    $ in thousands.

(2)    Represents actual disbursements during the quarter. Loan acquisitions includes loans repurchased.

(3)    Based on fully funded loan amount.

(4)    Gross yield equals contractual interest rates and accretion of discount based on Sutherland’s estimates of loan performance where applicable.

(5)    Weighted average advance rate of all assets of this loan type currently financed on our facilities.

(6)    Weighted average debt cost of all assets of this loan type currently financed on our facilities.

Return Information

     The following tables present certain information related to our SBC and SBA loan portfolio of assets for the three months ended June 30, 2017 and March 31, 2017:

Three Months Ended June 30, 2017

Investment Type	Average Carrying Value	Gross Yield(1)	Average Debt Balance	Debt. Cost(2)	Levered Yield(3)
Acquired portfolio	$371,297	7.8%	$276,967	5.7%	14.2%
SBC conventional origination portfolio	914,407	6.2%	608,508	4.2%	10.1%
SBA Originations, Acquisitions & Servicing	522,743	7.1%	422,533	4.0%	19.8%
Total	$1,808,447	6.8%	$1,308,008	4.5%	12.8%

(1) Gross yields are based on interest income, MSR creation, and net servicing income for the applicable quarter ended on an annualized basis, which reflects contractual interest rates and accretion of discounts based on our estimates of loan performance, including the amount, timing and present value of cash flows, prepayment rates and loss severities. Premiums and discounts associated with the loans at the time of purchase are amortized into interest income over the life of such loans using the effective yield method. Subsequent increases or decreases in the fair value of estimated cash flows will result in an adjustment to a loan's gross yield.

(2) We finance the assets included in the Investment Type through securitizations, repurchase agreements, warehouse facilities and bank credit facilities. Interest expense is calculated based on interest expense and deferred financing amortization for the applicable quarter ended on an annualized basis

(3) Levered yields for the applicable quarter ended include interest income, accretion of discount, MSR creation, and servicing income net of interest expense and amortization of deferred financing costs on an annualized basis

Three Months Ended March 31, 2017

Investment Type	Average Carrying Value	Gross Yield(1)	Average Debt Balance	Debt. Cost(2)	Levered Yield(3)
Acquired portfolio	$413,593	7.6%	$309,113	5.4%	14.2%
SBC conventional origination portfolio	809,535	6.3%	561,952	4.4%	10.5%
SBA Originations, Acquisitions & Servicing	551,563	7.0%	457,880	3.5%	24.4%
Total	$1,774,691	6.8%	$1,328,945	4.3%	14.3%

(1) Gross yields are based on interest income, MSR creation, and net servicing income for the applicable quarter ended on an annualized basis, which reflects contractual interest rates and accretion of discounts based on our estimates of loan performance, including the amount, timing and present value of cash flows, prepayment rates and loss severities. Premiums and discounts associated with the loans at the time of purchase are amortized into interest income over the life of such loans using the effective yield method. Subsequent increases or decreases in the fair value of estimated cash flows will result in an adjustment to a loan's gross yield.

(2) We finance the assets included in the Investment Type through securitizations, repurchase agreements, warehouse facilities and bank credit facilities. Interest expense is calculated based on interest expense and deferred financing amortization for the applicable quarter ended on an annualized basis

(3) Levered yields for the applicable quarter ended include interest income, accretion of discount, MSR creation, and servicing income net of interest expense and amortization of deferred financing costs on an annualized basis

The following table sets forth certain return information as of and for the three months ended June 30, 2017 and March 31, 2017:

Returns	2Q 2017	2Q 2017 (YTD)	1Q 2017
Return on Equity(1)	8.1%	7.5%	6.9%
Core Return on Equity(2)	8.1%	8.0%	7.9%
Dividend Yield(3)	10.0%	10.0%	10.2%

(1) Return on equity is an annualized percentage equal to quarterly net income over the average monthly total stockholders’ equity for the period.

(2)  Core return on equity is an annualized percentage equal to core earnings over the average monthly total stockholders’ equity for the period. Refer to “Non-GAAP Financial Measures” included in this quarterly report on Form 10-Q for a reconciliation of GAAP Net Income to Core Earnings.

(3) Dividend yield for the period based on June 30, 2017 share price of $14.85 or March 31, 2017 share price of $14.45 as applicable.

The following table provides a detailed breakdown of our calculation of return on equity for the three months ended June 30, 2017 and March 31, 2017:

(1)

Levered yields for the applicable quarter ended include interest income, accretion of discount, MSR creation, and servicing income net of interest expense and amortization of deferred financing costs on an annualized basis

(2)

Based on GAAP Net Income

(3)

Return on equity based no net income before tax of the Residential Mortgage Banking business line divided by the business line's equity

Portfolio Metrics

SBC Conventional Originations

       The following table includes certain portfolio metrics related to our SBC Conventional Originations segment as of June 30, 2017:

Number of loans	326
Unpaid principal balance(1)	$971,108
Carrying value(1)	$988,777
Weighted average LTV	63%
Weighted average interest rate	6.2%
Weighted average remaining maturity	61 months
Weighted average UPB	$2,978,857
Percentage of loans fixed/floating	62% / 38%
Percentage of loans 30+ days delinquent	1%
(1) $ in thousands

        The following table includes certain portfolio metrics related to our SBC Conventional Originations segment as of March 31, 2017:

Number of loans	297
Unpaid principal balance(1)	$784,803
Carrying value(1)	$800,966
Weighted average LTV	62%
Weighted average interest rate	6.1%
Weighted average remaining maturity	62 months
Weighted average UPB	$2,642,435
Percentage of loans fixed/floating	73% / 27%
Percentage of loans performing./non-performing	100% / 0%
(1) $ in thousands

SBA Originations, Acquisitions, and Servicing

        The following table includes certain portfolio metrics related to our SBA Originations, Acquisitions and Servicing segment as of June 30, 2017:

Number of loans	2,280
Unpaid principal balance(1)	$548,503
Carrying value(1)	$485,864
Weighted average LTV	78%
Weighted average interest rate	5.7%
Weighted average remaining maturity	166 months
Weighted average UPB	$240,572
Percentage of loans fixed/floating	1% / 99%
Percentage of loans 30+ days delinquent	6%
(1) $ in thousands

         The following table includes certain portfolio metrics related to our SBA Originations, Acquisitions and Servicing segment as of March 31, 2017:

Number of loans	2,398
Unpaid principal balance(1)	$588,289
Carrying value(1)	$520,665
Weighted average LTV	80%
Weighted average interest rate	5.4%
Weighted average remaining maturity	168 months
Weighted average UPB	$245,325
Percentage of loans fixed/floating	1% / 99%
Percentage of loans performing /non-performing	96% / 4%
(1) $ in thousands

Acquired Portfolio

          The following table includes certain portfolio metrics related to our Acquisitions segment as of June 30, 2017:

Number of loans	882
Unpaid principal balance(1)	$411,090
Carrying value(1)	$367,864
Weighted average LTV	53%
Weighted average interest rate	6.1%
Weighted average maturity	130 months
Weighted average UPB	$500,109
Percentage of loans fixed/floating	47% / 53%
Percentage of loans performing /non-performing	95% / 5%
(1) $ in thousands.

          The following table includes certain portfolio metrics related to our Acquisitions segment as of March 31, 2017:

Number of loans	885
Unpaid principal balance(1)	$466,587
Carrying value(1)	$408,343
Weighted average LTV	55%
Weighted average interest rate	6.0%
Weighted average maturity	120 months
Weighted average UPB	$527,217
Percentage of loans fixed/floating	46% / 54%
Percentage of loans performing /non-performing	94% / 6%
(1) $ in thousands.

Residential Mortgage Banking

        The following table includes certain portfolio metrics related to our Residential Mortgage Banking segment as of June 30, 2017:

Originations	Unpaid principal balance	$560.0 million
	% of Origination Purchased	80.1%
	% of Origination Refinanced	$ 19.9%
	Channel - % Correspondent	40.1%
	Channel - % Retail	35.9%
	Channel - % Wholesale	24.0%
Sales	Unpaid principal balance	$547.0 million
	% of UPB- Fannie/ Freddie securitizations	62.7%
	% of UPB- Ginnie Mae securitizations	27.3%
	% of UPB – Other investors	10.0%

        The following table includes certain portfolio metrics related to our Residential Mortgage Banking segment as of March 31, 2017:

Originations	Unpaid principal balance	$461.0 million
	% of Originations Purchased	74.4%
	% of Originations Refinanced	25.6%
Sales	Unpaid principal balance	$481.7 million
	% of UPB- Fannie/ Freddie securitizations	62.0%
	% of UPB- Ginnie Mae securitizations	25.5%
	% of UPB – Other investors	12.5%

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

Investment Activity

The following describes our investment activity based on actual cash disbursements during the periods indicated:

Investment Activity for the Three Months Ended June 30, 2017

The following describes our investment activity based on actual cash disbursements:

Loan Acquisitions. During the three months ended June 30, 2017, we acquired $14.4 million of asset-backed securities and repurchased $57.3 million of transitional loans. During the three months ended June 30, 2017, we received proceeds from liquidations and principal payments on loans of $58.8 million.

SBC Loan Originations. During the three months ended June 30, 2017, ReadyCap Commercial originated $207.0 million in new loans and advanced an additional $9.9 million on existing loans. During the three months ended June 30, 2017, we received proceeds from liquidations and principal payments on loans of $70.7 million.

SBA Loan Originations. ReadyCap Lending originated $25.1  million in loans during the three months ended June 30, 2017 and we received proceeds from liquidations and principal payments on loans of $65.1 million, including $23.6 million of secondary market loan sales with an average sale premium of 11.6%.

Residential Mortgage Loan Originations. GMFS originated $560.0 million in loans during the three months ended June 30, 2017 and we received proceeds from liquidations and principal payments on loans of $545.2 million.

Investment Activity for the Three Months Ended June 30, 2016

Loan Acquisitions. During the three months ended June 30, 2016, we acquired $63.2 million of SBC loans. During the period, we received proceeds from liquidations and principal payments on loans of $42.6 million.

SBC Loan Originations. ReadyCap Commercial originated $92.3 million in loans during the three months ended June 30, 2016 and we received proceeds from liquidations and principal payments on loans of $40.8 million.

SBA Loan Originations. ReadyCap Lending originated $6.8 million in loans during the three months ended June 30, 2016 and we received proceeds from liquidations and principal payments on loans of $50.8 million.

Investment Activity for the Six Months Ended June 30, 2017

Loan Acquisitions. During the six months ended June 30, 2017, we acquired $14.4 million of asset-backed securities and $68.7 million of SBC loans and we received proceeds from liquidations and principal payments on loans of $126.6 million.

SBC Loan Originations. During the six months ended June 30, 2017, ReadyCap Commercial originated $346.1 million in loans and advanced an additional $13.3 million on existing loans. During the six months ended June 30, 2017 we received proceeds from liquidations and principal payments on loans of $124.8 million.

SBA Loan Originations. ReadyCap Lending originated $51.0 million in loans during the six months ended June 30, 2017 and we received proceeds from liquidations and principal payments on loans of $117.5 million.

Residential Mortgage Loan Originations.  GMFS originated $1,021.0 million in loans during the six months ended June 30, 2017 and we received proceeds from liquidations and principal payments on loans of $1,072.7 million.

Investment Activity for the Six Months Ended June 30, 2016

Loan Acquisitions. During the six months ended June 30, 2016, we acquired $63.2 million of SBC loans. During the period, we received proceeds from liquidations and principal payments on loans of $102.0 million.

SBC Loan Originations. ReadyCap Commercial originated $247.6 million in loans during the six months ended June 30, 2016 and we received proceeds from liquidations and principal payments on loans of $132.6 million.

SBA Loan Originations. ReadyCap Lending originated $14.6 million in loans during the six months ended June 30, 2016 and we received proceeds from liquidations and principal payments on loans of $106.0 million.

Selected Balance Sheet Information by Segment

      The following table presents certain selected balance sheet information by each of our business segments as of June 30, 2017:

(in thousands)	Loan acquisitions	SBC conventional originations	SBA originations, acquisitions and servicing	Residential mortgage banking	Total
Assets
Loans, held-for-investment (1)	$958,189	$143,271	$482,617	$2,080	$1,586,157
Loans, held at fair value	47,672	122,456	-	-	170,128
Loans, held for sale, at fair value	32,163	54,231	3,235	117,077	206,706

Liabilities
Borrowings under credit facilities	$109,550	$53,469	$41,975	$111,968	$316,962
Securitized debt obligations of consolidated VIEs	360,395	-	37,516	-	397,911
Borrowings under repurchase agreements	374,160	146,009	-	-	520,169
Guaranteed loan financing	-	-	332,812	-	332,812
(1) Includes Loan assets of consolidated VIEs

Results of Operations

The following table compares our summarized results of operations for each of our operating segments for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30,		$ Change	June 30,		$ Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Interest income
Loan acquisitions	$18,475	$19,043	$(568)	$38,449	$39,664	$(1,215)
SBC conventional originations	3,972	3,517	455	6,707	6,916	(209)
SBA originations, acquisitions and servicing	9,752	11,941	(2,189)	19,895	25,788	(5,893)
Residential mortgage banking	1,049	-	1,049	2,079	-	2,079
Total interest income	33,248	34,501	(1,253)	67,130	72,368	(5,238)
Interest expense
Loan acquisitions	(8,738)	(7,727)	(1,011)	(18,322)	(15,585)	(2,737)
SBC conventional originations	(3,399)	(1,792)	(1,607)	(5,585)	(3,382)	(2,203)
SBA originations, acquisitions and servicing	(4,266)	(4,257)	(9)	(8,253)	(9,110)	857
Residential mortgage banking	(827)	-	(827)	(1,513)	-	(1,513)
Total interest expense	(17,230)	(13,776)	(3,454)	(33,673)	(28,077)	(5,596)
Net interest income before provision for loan losses	16,018	20,725	(4,707)	33,457	44,291	(10,834)
Provision for loan losses	(159)	(2,017)	1,858	(1,391)	(4,201)	2,810
Net interest income after provision for loan losses	15,859	18,708	(2,849)	32,066	40,090	(8,024)
Non-interest income
Loan acquisitions	780	330	450	921	932	(11)
SBC conventional originations	1,161	1,163	(2)	1,214	1,599	(385)
SBA originations, acquisitions and servicing	1,024	1,153	(129)	1,954	3,836	(1,882)
Residential mortgage banking (1)	15,239	-	15,239	29,909	-	29,909
Total non-interest income	18,204	2,646	15,558	33,998	6,367	27,631
Non-interest expense
Loan acquisitions	(2,547)	(5,972)	3,425	(8,427)	(10,539)	2,112
SBC conventional originations	(5,744)	(5,227)	(517)	(10,568)	(10,270)	(298)
SBA originations, acquisitions and servicing	(5,264)	(4,326)	(938)	(8,206)	(9,039)	833
Residential mortgage banking	(13,751)	-	(13,751)	(25,762)	-	(25,762)
Total non-interest expense	(27,306)	(15,525)	(11,781)	(52,963)	(29,848)	(23,115)
Net realized gains (losses) on financial instruments
Loan acquisitions	396	(169)	565	986	(2,440)	3,426
SBC conventional originations	1,740	313	1,427	3,060	1,770	1,290
SBA originations, acquisitions and servicing	2,355	931	1,424	3,410	1,936	1,474
Residential mortgage banking (2)	-	-	-	-	-	-
Total net realized gains (losses) on financial instruments	4,491	1,075	3,416	7,456	1,266	6,190
Net unrealized gains (losses) on financial instruments
Loan acquisitions	863	1,509	(646)	1,469	3,232	(1,763)
SBC conventional originations	1,782	1,093	689	2,800	(966)	3,766
SBA originations, acquisitions and servicing	-	-	-	212	-	212
Residential mortgage banking	(1,671)	-	(1,671)	(2,224)	-	(2,224)

Total net unrealized gains (losses) on financial instruments	974	2,602	(1,628)	2,257	2,266	(9)
Net income (loss) before income tax provisions
Loan acquisitions	9,127	5,669	3,458	14,352	11,742	2,610
SBC conventional originations	(476)	(933)	457	(2,456)	(4,333)	1,877
SBA originations, acquisitions and servicing	3,532	4,770	(1,238)	8,429	12,732	(4,303)
Residential mortgage banking	39	-	39	2,489	-	2,489
Total net income before income tax provisions	12,222	9,506	2,716	22,814	20,141	2,673
Provisions for income taxes	(1,069)	(858)	(211)	(2,104)	(2,029)	(75)
Net income from continuing operations	11,153	8,648	2,505	20,710	18,112	2,598
Loss from discontinued operations, net of tax	-	-	-	-	(351)	351
Net income	11,153	8,648	2,505	20,710	17,761	2,949

(1) Includes  gains on sales of mortgage loans held for sale, net of direct loan expenses, changes in fair value on IRLCs, loan expenses, certain loan origination fee income, and income generated on new mortgage servicing rights.

(2) Realized gains (losses) on residential loans held for sale at fair value are included within "Residential mortgage banking activities, net" on the Consolidated statements of Income and within "Other non-interest income" for purposes of the table above.

For purposes of the above table, amounts relating to the loan acquisitions segment include the results of operations relating to SBC loans originated by the SBC conventional originations segment and subsequently acquired by the loan acquisitions segment through internally sourced real estate mortgage investment conduit (“REMIC”) securitizations, as shown below:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	$ Change	2017	2016	$ Change
Interest income	$9,687	$5,465	$4,222	$19,725	$11,855	$7,870
Interest expense	(4,816)	(2,963)	(1,853)	(9,624)	(6,010)	(3,614)
Net interest income before provision for loan losses	4,871	2,502	2,369	10,101	5,845	4,256
Provision for loan losses	1	-	1	1	-	1
Net interest income after provision for loan losses	4,872	2,502	2,370	10,102	5,845	4,257
Non-interest income	-	-	-	-	-	-
Non-interest expenses	(274)	(135)	(139)	(497)	(275)	(222)
Net realized gains (losses)	80	(271)	351	136	(379)	515
Net income	$4,678	$2,096	$2,582	$9,741	$5,191	$4,550

Results for the three months ended June 30, 2017 and June 30, 2016

Consolidated Results

Interest income. For the three months ended June 30, 2017, interest income was $33.2 million, compared to interest income of $34.5 million during the three months ended June 30, 2016. The decrease in interest income for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily due to a reduction in interest income on loans held-for-investment of $2.2 million. These decreases were driven by the decrease in accretion of discount on the acquired loan portfolio, a decrease in the weighted average interest rate on the originated portfolio and principal pay-downs on existing loans. This was partially offset by $1.0 million of additional interest income generated on loans originated within our residential mortgage banking business.

Interest Expense. For the three months ended June 30, 2017, interest expense was $17.2 million, compared to interest expense of $13.8 million during the three months ended June 30, 2016. The increase in interest expense for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily due to higher advance rates on SBC loans due to the completion of the ReadyCap Mortgage Trust 2016-3 (“RCMT 2016-3”) securitization at the end of 2016. Additional financing costs related to the securitizations and an increase in the LIBOR curve, which drives borrowing costs related to borrowings under credit facilities and borrowings under repurchase agreements, also increased interest expense.

Provision for loan losses.  For the three months ended June 30, 2017, the provision for loan losses was $0.2 million, compared to $2.0 million during the three months ended June 30, 2016. The decrease in the provision for loan losses during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily driven by the decrease in the size of our credit deteriorated loan portfolio due to liquidations and our increased focus on loan originations, rather than secondary acquisitions.

Non-interest income. For the three months ended June 30, 2017, non-interest income was $18.2 million, as compared to non-interest income of $2.6 million during the three months ended June 30, 2016. The increase was due to non-interest income generated by our residential mortgage banking segment, which was acquired in the fourth quarter of 2016.  Non-interest income within our residential mortgage banking segment includes gains on sales of loans, held for sale, at fair value, loan origination fee income on residential mortgage loans, and gains generated on our residential mortgage servicing activities. During the three months ended June 30, 2017, non-interest income was $15.2 million, which was comprised of $6.8 million of net gains on sales of loans, servicing fee income of $4.2 million, gains on servicing activities of $3.8 million, and $0.5 million in loan origination fee income.

Non-interest expenses. For the three months ended June 30, 2017, non-interest expenses were $27.3 million, as compared to non-interest expenses of $15.5 million for the three months ended June 30, 2016. The increase in non-interest expenses during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily due to an increase in employee compensation and benefits expense of $9.0 million and loan servicing expense of $1.8 million relating to our residential mortgage banking segment, which was acquired in the fourth quarter of 2016.

Realized gains (losses) on financial instruments. For the three months ended June 30, 2017, realized gains were $4.5 million, compared to gains of $1.1 million for the three months ended June 30, 2016. The increase was the result of additional gains generated on sales of SBA and SBC loans during the period of $1.8 million and gains generated from our Freddie Mac and SBA MSR activities of $1.1 million.

Unrealized gains (losses) on financial instruments. For the three months ended June 30, 2017, unrealized gains were $1.0 million, as compared to unrealized gains of $2.6 million for the three months ended June 30, 2016. The change across the periods  was primarily the result of $1.7 million in unrealized losses on our residential mortgage servicing rights, carried at fair value due to changes in interest rates during the three months ended June 30, 2017.

Loan Acquisition Segment Results

Interest income.  For the three months ended June 30, 2017, interest income was $18.5 million, in our loan acquisitions segment, compared to interest income of $19.1 million during the three months ended June 30, 2016. The decrease in interest income during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily due to sales of MBS during the second half of 2016, resulting in a reduction in interest income by $0.2 million as well as a reduction in interest income of $0.4 million in our acquired portfolio due to a lower average carrying value of the portfolio as a result of redeploying capital to our origination businesses.

Interest expense. For the three months ended June 30, 2017, interest expense in our loan acquisitions segment was $8.7 million, compared to interest expense of $7.7 million during the three months ended June 30, 2016. The increase in interest expense during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily due to higher advance rates on SBC loans due to the completion of the RCMT 2016-3 securitization completed during 2016, resulting in higher average balances for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Additional financing costs related to the securitization and an increase in the LIBOR curve during late 2016, which drives borrowing costs related to borrowings under credit facilities and borrowings under repurchase agreements, also increased interest expense.

Non-interest income. For the three months ended June 30, 2017, non-interest income was $0.8 million in our loan acquisitions segment, as compared to non-interest income of $0.3 million for the three months ended June 30, 2016.

Non-interest expenses. For the three months ended June 30, 2017, non-interest expenses were $2.6 million in our loan acquisitions segment, as compared to non-interest expenses of $6.0 million for the three months ended June 30, 2016. The decrease in non-interest expenses in our loan acquisitions segment during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily due to a reduction of allocated professional fee and other operating expenses to other segments.

Realized gains (losses) on financial instruments. Realized gains were $0.4 million in our loan acquisition segment for the three months ended June 30, 2017 compared to realized losses of $0.2 million for the three months ended
June 30, 2016.

Unrealized gains (losses) on financial instruments. Unrealized gains were $0.9 million in our loan acquisitions segment for the three months ended June 30, 2017 compared to unrealized gains of $1.5 million for the three months ended June 30, 2016. The reduction in unrealized gains during the three months ended June 30, 2017 as compared to the three months June 30, 2016 was the result of lower unrealized gains on MBS of $0.5 million due to sales of MBS during 2016, reducing the size of the MBS portfolio.

SBC Conventional Originations Segment Results

Interest income.  Interest income was $4.0 million in our SBC conventional originations segment during the three months ended June 30, 2017 as compared to interest income of $3.5 million for the three months ended June 30, 2016. The increase in interest income during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily due to higher loan originations of SBC loans, resulting in higher average balances.

Interest Expense. Interest expense was $3.4 million in our SBC conventional originations segment during the three months ended June 30, 2017 as compared to interest expense of $1.8 million during the three months ended June 30, 2016. The increase in interest expense during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was driven by an increase in borrowing activities under repurchase agreements due to the need to finance a greater number of loans due to increased loan originations during the three months ended June 30, 2017 compared to the three months ended June 30, 2017.

Non-interest income. For the three months ended June 30, 2017 and June 30, 2016, non-interest income was $1.2 million, as compared to non-interest income of $1.2 million for the three months ended June 30, 2016, which represents loan origination fee income.

Non-interest expenses. For the three months ended June 30, 2017 and June 30, 2016, non-interest expenses were $5.8 million in our SBC conventional originations segment, as compared to non-interest expenses of $5.3 million for the three months ended June 30, 2016. The increase is the result of additional allocated employee compensation costs of $0.4 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Realized gains (losses) on financial instruments.  Realized gains were $1.7 million in our SBC conventional originations segment for the three months ended June 30, 2017 compared to realized gains of $0.3 million for the three months ended June 30, 2016. Realized gains of $1.4 million for the three months ended June 30, 2017 were primarily driven by sales of loans, held-for-sale, resulting in gains of $1.2 million and income generated on mortgage servicing rights of $0.6 million. Realized gains of $0.3 million for the three months ended June 30, 2016 were primarily driven by sales of loans, held at fair resulting in realized gains of $0.8 million, partially offset by losses of $0.5 million on derivatives.

Unrealized gains (losses) on financial instruments.  Unrealized gains were $1.8 million in our SBC conventional originations segment for the three months ended June 30, 2017 compared to unrealized gains of $1.1 million for the three months ended June 30, 2016. The change was primarily due to the changes in the fair value of derivatives which resulted in $0.7 million of fewer losses in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

SBA Originations, Acquisitions and Servicing Segment Results

Interest income.  Interest income was $9.8 million during the three months ended June 30, 2017 in our SBA originations, acquisitions, and servicing segment, as compared to interest income of $11.9 million during the three months ended June 30, 2016. The decrease in interest income during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily due to sales of SBA loans resulting in a reduction of interest income due to lower average balances of the portfolio. The reduction in interest income on SBA loans upon sale is offset by realized gains on these loans.

Interest Expense. For the three months ended June 30, 2017 and June 30, 2016, interest expense was $4.3 million in our SBA originations, acquisitions, and servicing segment.

Non-interest income. For the three months ended June 30, 2017, non-interest income was $1.0 million in our SBA originations, acquisitions, and servicing segment, as compared to non-interest income of $1.2 million for the three months ended June 30, 2016.

Non-interest expenses. For the three months ended June 30, 2017, non-interest expenses were $5.3 million in our SBA originations, acquisitions, and servicing segment, as compared to non-interest expense of $4.3 million for the three months ended June 30, 2016. The increase in non-interest expenses during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily due to an increase in employee compensation of $1.2 million during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Realized gains (losses) on financial instruments.  Realized gains were $2.4 million in our SBA originations, acquisitions, and servicing segment for the three months ended June 30, 2017 compared to realized gains of $0.9 million for the three months ended June 30, 2016. The change was primarily due to $1.1 million of additional gains generated on sales of SBA loans and $0.5 million of realized gains generated on Freddie Mac and SBA MSR activities during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Residential Mortgage Banking Segment Results

We acquired the GMFS business as part of the ZAIS Financial merger on October 31, 2016 and, therefore, the following results relate to only the three months ended June 30, 2017. See “Note 5 – Business Combinations” in Item 1. “Financial Statements” included in this quarterly report on Form 10-Q for the pro forma results of the combined company for the three months ended June 30, 2016.

Interest income. Interest income was $1.0 million in our residential mortgage banking segment during the three months ended June 30, 2017, which was earned on residential mortgage loans, held for sale.

Interest Expense. Interest expense was $0.8 million during the three months ended June 30, 2017, which reflects financing costs on borrowings under credit facilities used to originate new loans.

Non-interest income.  Non-interest income within our residential mortgage banking segment includes gains on sales of loans, held for sale, at fair value, loan origination fee income on residential mortgage loans, and gains generated on our residential mortgage servicing activities. During the three months ended June 30, 2017, non-interest income was $11.0 million, which was comprised of $6.8 million of net gains on sales of loans, gains on servicing activities of $3.8 million, and $0.5 million in loan origination fee income.

Non-interest expense. Non-interest expense in our residential mortgage banking segment was $13.8 million for the three months ended June 30, 2017. Non-interest expense was comprised of employee compensation and benefits expense of $9.1 million, servicing expenses of $1.8 million, and other operating expenses of $2.3 million.

Unrealized gains (losses) on financial instruments. Net unrealized losses were $1.7 million for the three months ended June 30, 2017, which were comprised of $1.7 million in unrealized losses on our residential mortgage servicing rights, carried at fair value due to changes in interest rates during the three months ended June 30, 2017.

Results for the six months ended June 30, 2017 and June 30, 2016

Consolidated Results

Interest income. For the six months ended June 30, 2017, interest income was $67.1 million, compared to interest income of $72.4 million during the six months ended June 30, 2016. The decrease in interest income for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to MBS sales during 2016, resulting in a reduction in interest income by $1.6 million, as well as a reduction in interest income on loans held-for-investment of $4.5 million. These decreases were driven by the decrease in accretion of discount on the acquired loan portfolio, a decrease in the weighted average interest rate on the originated portfolio and principal pay-downs on existing loans This was partially offset by $2.1 million of additional interest income generated on loans originated within our residential mortgage banking business.

Interest Expense. For the six months ended June 30, 2017, interest expense was $33.7 million, compared to interest expense of $28.1 million during the six months ended June 30, 2016. The increase in interest expense for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to higher advance rates on SBC loans due to the completion of the RCMT 2016-3 securitization at the end of 2016. Additional financing costs related to the securitizations and an increase in the LIBOR curve, which drives borrowing costs related to borrowings under credit facilities and borrowings under repurchase agreements, also increased interest expense.

Provision for loan losses.  For the six months ended June 30, 2017, the provision for loan losses was $1.4 million, compared to $4.2 million during the six months ended June 30, 2016. The decrease in the provision for loan losses during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily driven by the decrease in the size of our credit deteriorated loan portfolio due to liquidations and our increased focus on loan originations, rather than secondary acquisitions.

Non-interest income. For the six months ended June 30, 2017, non-interest income was $34.0 million, as compared to non-interest income of $6.4 million during the six months ended June 30, 2016. The increase is due to non-interest income generated by our residential mortgage banking segment, which was acquired in the fourth quarter of 2016.  Non-interest income within our residential mortgage banking segment includes gains on sales of loans, held for sale, at fair value, loan origination fee income on residential mortgage loans, and gains generated on our residential mortgage servicing activities. During the three months ended June 30, 2017, non-interest income was generated by our residential mortgage banking business was $29.9 million, which was comprised of $13.5 million of net gains on sales of loans, servicing fee income of $8.3 million gains on servicing activities of $7.6 million, and $0.9 million in loan origination fee income.

Non-interest expenses. For the six months ended June 30, 2017, non-interest expenses were $53.0 million, as compared to non-interest expenses of $29.8 million for the six months ended June 30, 2016. The increase in non-interest expenses during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to an increase in employee compensation and benefits expense of $17.7 million and loan servicing expense of $3.3 million relating to our residential mortgage banking segment, which was acquired in the fourth quarter of 2016.

Realized gains (losses) on financial instruments. For the six months ended June 30, 2017, realized gains were $7.5 million, compared to gains of $1.3 million for the six months ended June 30, 2016. The increase in realized gains during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was the result of $3.5 million in fewer realized losses on sales of MBS, which were experienced in the six months ended June 30, 2016. The increase was also the result of additional gains generated on sales of SBA and SBC loans during the period of $0.3 million and income generated from our Freddie Mac and SBA MSR activites of $1.8 million.

Unrealized gains (losses) on financial instruments. For the six months ended June 30, 2017 and June 30, 2016, unrealized gains were $2.3 million. This was primarily the result of $2.2 million in unrealized losses on our residential mortgage servicing rights, carried at fair value due to changes in interest rates during the six months ended June 30, 2017, which was offset by unrealized gains  due to the changes in the fair value of derivatives which resulted in $2.8 million in unrealized gains in the six months ended June 30, 2017.

Loan Acquisition Segment Results

Interest income.  For the six months ended June 30, 2017, interest income was $38.4 million, in our loan acquisitions segment, compared to interest income of $39.7 million during the six months ended June 30, 2016. The decrease in interest income during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to sales of MBS during the second half of 2016, resulting in a reduction in interest income by $1.6 million.

Interest expense. For the six months ended June 30, 2017, interest expense in our loan acquisitions segment was $18.3 million, compared to interest expense of $15.6 million during the six months ended June 30, 2016. The increase in interest expense during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to higher advance rates on SBC loans due to the completion of the RCMT 2016-3 securitization completed during 2016, resulting in higher average balances for the six months ended June 30, 2017 compared to the six months ended June 30,

2016. Additional financing costs related to the securitization and an increase in the LIBOR curve during late 2016, which drives borrowing costs related to borrowings under credit facilities and borrowings under repurchase agreements, also increased interest expense.

Non-interest income. For the six months ended June 30, 2017 and June 30, 2016, non-interest income was $0.9 million in our loan acquisitions segment.

Non-interest expenses. For the six months ended June 30, 2017, non-interest expenses were $8.5 million in our loan acquisitions segment, as compared to non-interest expenses of $10.5 million for the six months ended June 30, 2016. The decrease in non-interest expenses in our loan acquisitions segment during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to a reduction of professional fee and other operating expenses.

Realized gains (losses) on financial instruments. Realized gains were $1.0 million in our loan acquisition segment for the six months ended June 30, 2017 compared to realized losses of $2.4 million for the six months ended
June 30, 2016. Realized gains of $1.0 million for the six months ended June 30, 2017 were primary related to sales of loans, held-for-investment and loans, held for sale at fair value totaling gains of $0.9 million. Realized losses of $2.4 million for the six months ended June 30, 2016 were primarily driven by losses on sales of MBS of $3.6 million, offset by realized gains on loans-held-for investment of $0.8 million and gains on sales of real estate acquired in settlement of loans of $0.5 million.

Unrealized gains (losses) on financial instruments. Unrealized gains were $1.5 million in our loan acquisitions segment for the six months ended June 30, 2017 compared to unrealized gains of $3.2 million for the six months ended June 30, 2016. The decrease in unrealized gains during the six months ended June 30, 2017 as compared to the six months June 30, 2016 was the result of lower unrealized gains on MBS of $2.6 million due to sales of MBS during 2016, reducing the size of the MBS portfolio. This was partially offset by $0.5 million of mark-to-market gains on loans, held for sale, at fair value for the six months ended June 30, 2017, compared to $0.3 million of losses in the six months ended June 30, 2016.

SBC Conventional Originations Segment Results

Interest income.  Interest income was $6.7 million in our SBC conventional originations segment during the six months ended June 30, 2017 as compared to interest income of $6.9 million for the six months ended June 30, 2016. The decrease in interest income during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to interest income generated by SBC loans that have been securitized during 2016 and transferred to the Loan Acquisition segment. This reduction was partially offset by interest income generated on newly originated loans which is reflected in the SBC conventional originations segment.

Interest Expense. Interest expense was $5.6 million in our SBC conventional originations segment during the six months ended June 30, 2017 as compared to interest expense of $3.4 million during the six months ended June 30, 2016. The increase in interest expense during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was driven by an increase in borrowing activities under repurchase agreements due to the need to finance a greater number of loans due to increased loan originations during the six months ended June 30, 2017 compared to the six months ended June 30, 2017.

Non-interest income. For the six months ended June 30, 2017, non-interest income was $1.2 million in our SBC conventional originations segment, as compared to non-interest income of $1.6 million for the six months ended June 30, 2016, which represents loan origination fee income.

Non-interest expenses. For the six months ended June 30, 2017, non-interest expenses were $10.6 million in our SBC conventional originations segment, as compared to non-interest expenses of $10.3 million for the six months ended June 30, 2016. The increase is the result of additional allocated employee compensation costs of $0.4 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Realized gains (losses) on financial instruments.  Realized gains were $3.0 million in our SBC conventional originations segment for the six months ended June 30, 2017 compared to realized gains of $1.8 million for the six months ended June 30, 2016. Realized gains of $3.0 million for the six months ended June 30, 2017 were primarily driven by sales of loans, held-for-sale, resulting in gains of $2.1 million and income generated on mortgage servicing rights of $1.0 million, partially offset by realized losses on derivatives of $0.1 million. Realized gains of $1.8 million for the three months ended June 30, 2016 were primarily driven by sales of loans, held at fair resulting in realized gains of $2.8 million, partially offset by losses of $1.0 million on derivatives.

Unrealized gains (losses) on financial instruments.  Unrealized gains were $2.8 million in our SBC conventional originations segment for the six months ended June 30, 2017 compared to unrealized losses of $1.0 million for the six months ended June 30, 2016. The change was primarily due to the changes in the fair value of derivatives which resulted in $2.8 million in unrealized gains in the six months ended June 30, 2017,

The change was also driven by the changes in fair value of loans, held at fair value and loans, held for sale, at fair value resulting in $0.6 million and $0.3 million of additional gains, respectively, during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

SBA Originations, Acquisitions and Servicing Segment Results

Interest income.  Interest income was $19.9 million during the six months ended June 30, 2017 in our SBA originations, acquisitions, and servicing segment, as compared to interest income of $25.8 million during the six months ended June 30, 2016. The decrease in interest income during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to sales of SBA loans resulting in a reduction of interest income due to lower average balances of the portfolio. The reduction in interest income on SBA loans upon sale is offset by realized gains on these loans.

Interest Expense. For the six months ended June 30, 2017, interest expense was $8.3 million in our SBA originations, acquisitions, and servicing segment, compared to interest expense of $9.1 million during the six months ended June 30, 2016. The decrease in interest expense during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to a reduction in borrowings needed to finance assets, which resulted in a reduction in interest expense.

Non-interest income. For the six months ended June 30, 2017, non-interest income was $2.0 million in our SBA originations, acquisitions, and servicing segment, as compared to non-interest income of $3.8 million for the six months ended June 30, 2016. The decrease in non-interest income during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to the release of the repair and denial reserve of $1.6 million during the six months ended June 30, 2016. The release of reserve was driven by a decrease in defaults in the SBA portfolio and decrease in the severity of repair claims on our 7(a) loans by the SBA.

Non-interest expenses. For the six months ended June 30, 2017, non-interest expenses were $8.2 million in our SBA originations, acquisitions, and servicing segment, as compared to non-interest expense of $9.0 million for the six months ended June 30, 2016. The increase in non-interest expenses during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to a reduction in professional expenses of $0.6 million, a reduction in loan servicing expenses of $1.0 million, which was partially offset by an increase in employee compensation of $0.5 million and an increase in other operating expenses of 0.3 million.

Realized gains (losses) on financial instruments.  Realized gains were $3.4 million in our SBA originations, acquisitions, and servicing segment for the six months ended June 30, 2017 compared to realized gains of $1.9 million for the six months ended June 30, 2016. The change was primarily due to $0.9 million of additional net gains generated on sales of SBA loans and $0.7 million of realized gains generated on mortgage servicing activities during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Residential Mortgage Banking Segment Results

We acquired the GMFS business as part of the ZAIS Financial merger on October 31, 2016 and, therefore, the following results relate to only the six months ended June 30, 2017. See “Note 5 – Business Combinations” in Item 1.

“Financial Statements” included in this quarterly report on Form 10-Q for the pro forma results of the combined company for the six months ended June 30, 2016.

Interest income. Interest income was $2.1 million in our residential mortgage banking segment during the six months ended June 30, 2017, which was earned on residential mortgage loans, held for sale.

Interest Expense. Interest expense was $1.5 million during the six months ended June 30, 2017, which reflects financing costs on borrowings under credit facilities used to originate new loans.

Non-interest income. Non-interest income within our residential mortgage banking segment includes gains on sales of loans, held for sale, at fair value, loan origination fee income on residential mortgage loans, and gains generated on our residential mortgage servicing activities. Non-interest income was $29.9 million for the six months ended June 30, 2017, which was comprised of $13.5 million of net gains on sales of loans, gains on servicing activities of $7.6 million, and $0.9 million in loan origination fee income.

Non-interest expense. Non-interest expense in our residential mortgage banking segment was $25.8 million for the six months ended June 30, 2017. Non-interest expense was comprised of employee compensation and benefits expense of $17.8 million and loan servicing expenses of $3.3 million and other operating expenses of $3.5 million.

Unrealized gains (losses) on financial instruments. Net unrealized losses were $2.2 million for the six months ended June 30, 2017, which were comprised of unrealized losses on our residential mortgage servicing rights, carried at fair value due to changes in interest rates during the six months ended June 30, 2017.

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
iv)	one-time non-recurring gains or losses, such as gains or losses on discontinued operations, bargain purchase gains, or merger related expenses

The following table presents our summarized consolidated results of operations and reconciliation to Core Earnings for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change
Net Income	$11.2	$8.6	$2.6	$20.8	$17.7	$3.1
Reconciling items:
Unrealized (gain) loss on MBS	(1.2)	(1.6)	0.4	(1.2)	(3.6)	2.4
Realized (gain) loss on MBS	-	0.5	(0.5)	-	3.6	(3.6)
Unrealized (gain) loss on MSRs	1.7	-	1.7	2.8	-	2.8
Merger transaction costs	-	1.7	(1.7)	0.1	1.7	(1.6)
Restricted Stock Unit (RSU) grant to Independent Directors	-	-	-	0.3	-	0.3
Loss on discontinued operations	-	-	-	-	0.6	(0.6)
Total reconciling items	$0.5	$0.6	$(0.1)	$2.0	$2.3	$(0.3)
Income tax adjustments	(0.5)	-	(0.5)	(0.7)	(0.3)	(0.4)
Core earnings	$11.2	$9.2	$2.0	$22.1	$19.7	$2.4

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Consolidated Net Income increased by $2.6 million, from $8.6 million during the three months ended June 30, 2016 to $11.2 million during the three months ended June 30, 2017. Core Earnings increased by $2.0 million, from $9.2 million during the three months ended June 30, 2016 to $11.2 million during the three months ended June 30, 2017.

The increase in Consolidated Net Income of $2.6 million was primarily due to an increase an origination activites during the six months ended June 30, 2017 as compared to the three months ended June 30, 2016, the accretive effects of securitization activities undertaken during the second half of 2016, as well as net income contributed by our acquired residential mortgage banking business.

The increase in Core Earnings of $2.0 million during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily due to the increase in Consolidated Net Income, as described above.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Consolidated Net Income increased by $3.1 million, from $17.7 million during the six months ended June 30, 2016 to $20.8 million during the six months ended June 30, 2017. Core Earnings increased by $2.4 million, from $19.7 million during the six months ended June 30, 2016 to $22.1 million during the six months ended June 30, 2017.

The increase in Consolidated Net Income of $2.4 million was primarily due to an increase an origination activites during the six months ended June 30, 2017 as compared to the three months ended June 30, 2016, the accretive effects of securitization activities undertaken during the second half of 2016, as well as net income contributed by our acquired residential mortgage banking business.

The increase in Core Earnings of $2.4 million during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to the increase in Consolidated Net Income, as described above.

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

Our Manager’s extensive experience in loan acquisition, origination, servicing and securitization strategies has enabled us to complete several securitizations of SBC and SBA loan assets since January 2011. These securitizations allow us to match fund the SBC and SBA loans on a long-term, non-recourse basis. Three of these securitizations, including Waterfall Victoria Mortgage Trust 2011-1 (“SBC-1”), Waterfall Victoria Mortgage Trust 2011-3 (“SBC-3”), and Sutherland Commercial Mortgage Trust 2015-4 (“SBC-4”) are trusts collateralized by non-performing and re-performing acquired SBC loans and a fourth securitization Waterfall Victoria Mortgage Trust 2011-2 (“SBC-2”), which is a REMIC collateralized by performing acquired SBC loans. We have completed three securitizations of newly originated SBC loans, each a REMIC, including ReadyCap Commercial Mortgage Trust 2014-1 (“RCMT 2014-1”), ReadyCap Commercial Mortgage Trust 2015-2 (“RCMT 2015-2”), and ReadyCap Commercial Mortgage Trust 2016-3 (“RCMT 2016-3”). We also completed ReadyCap Lending Small Business Trust 2015-1 (“RCLSBL 2015-1”), a securitization collateralized by SBA Section 7(a) Program loans.

In addition, we completed three securitizations of newly originated multi-family Freddie Mac loans, including Freddie Mac Small Balance Mortgage Trust 2016-SB11 (“FRESB 2016-SB11”), Freddie Mac Small Balance Mortgage Trust 2016-SB18 (“FRESB 2016-SB18”), and Freddie Mac Small Balance Mortgage Trust 2017-SB33 (“FRESB 2017-SB33”).

The assets pledged as collateral for these securitizations were contributed from our portfolio of assets. By contributing these SBC and SBA assets to the various securitizations, these transactions created capacity for us to fund other investments.

The following table presents information on the securitization structures and related issued tranches of notes to investors:

Deal Name	Asset Class	Issuance	Ratings	Bonds Issued
WVMT 2011-SBC1	SBC Acquired Loans	February 2011	NR	$40.5 million
WVMT 2011-SBC2	SBC Acquired Loans	March 2011	DBRS	97.6 million
WVMT 2011-SBC3	SBC Acquired Loans	October 2011	NR	143.4 million
SCML 2015-SBC4	SBC Acquired Loans	August 2015	NR	125.4 million
Total - SBC Acquired securitizations				$406.9 million
RCMT 2014-1	SBC Originated Conventional	September 2014	MDY / DBRS	$181.7 million
RCMT 2015-2	SBC Originated Conventional	November 2015	MDY / Kroll	218.8 million
RCMT 2016-3	SBC Originated Conventional	November 2016	MDY / Kroll	162.1 million
Total SBC Originated securitizations				$562.6 million
FRESB 2016-SB11	Originated Agency Multi-family	January 2016	GSE Wrap	110.0 million
FRESB 2016-SB18	Originated Agency Multi-family	July 2016	GSE Wrap	118.0 million
FRESB 2017-SB33	Originated Agency Multi-family	June 2017	GSE Wrap	197.9 million
Total Freddie Mac Originated securitizations				$425.9 million
RCLSBL 2015-1	SBA 7(a) Loans	June 2015	S&P	$189.5 million
Total SBA securitizations				$189.5 million
Total securitizations				$1,584.9 million

We used the proceeds from the sale of the tranches issued to purchase and originate SBC and SBA loans.  We are the primary beneficiary of SBC-1, SBC-2, SBC-3, RCMT 2014-1, RCMT 2015-2, RCMT 2016-3, RCLSBL 2015-1, and SBC-4, therefore they are consolidated in our financial statements.

The following information reflects August 2017 securitization activity that occurred subsequent to the balance sheet date:

(1) Priced on August 2, 2017. Settlement scheduled for August 15, 2017.

Our strategy is to continue to finance our assets through the securitization market and to access other forms of borrowings.

Deutsche Bank Loan Repurchase Facility

Our subsidiaries, ReadyCap Commercial, Sutherland Asset I, and Sutherland Warehouse Trust II renewed their master repurchase agreement on February 14, 2017, pursuant to which ReadyCap Commercial, Sutherland Asset I, Sutherland Warehouse Trust II may be advanced an aggregate principal amount of up to $275 million on originated mortgage loans (the “DB Loan Repurchase Facility”). As of June 30, 2017, we had $142.9 million outstanding under the DB Loan Repurchase Facility. The DB Loan Repurchase Facility is used to finance SBC loans, and the interest rate is LIBOR plus a spread, which varies depending on the type and age of the loan. The DB Loan Repurchase Facility has been extended through February 2018 and our subsidiaries have an option to extend the DB Loan Repurchase Facility for an additional year, subject to certain conditions.  ReadyCap Commercial’s, Sutherland Asset I’s, and Sutherland Warehouse Trust II obligations are fully guaranteed by us.

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

JPMorgan Loan Repurchase Facility

Our subsidiaries, ReadyCap Warehouse Financing and Sutherland Warehouse Trust entered into master repurchase agreement in December 2015, pursuant to which ReadyCap Warehouse Financing LLC and Sutherland Warehouse Trust, may sell, and later repurchase, mortgage loans in an aggregate principal amount of up to $250 million (the “JPM Loan Repurchase Facility”). As of June 30, 2017, we had $137.5 million outstanding under the JPM Loan Repurchase Facility. The JPM Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is LIBOR plus a spread, which is determined by the lender on an asset-by-asset basis. The JPM Loan Repurchase Facility is committed for a period of two years, and ReadyCap Warehouse Financing’s and Sutherland Warehouse Trust’s obligations are fully guaranteed by us.

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

Citibank Loan Repurchase Agreement

Our subsidiaries, Waterfall Commercial Depositor and Sutherland Asset I renewed a master repurchase agreement in June 2017 with Citibank, N.A. (the "Citi Loan Repurchase Facility" and, together with the DB Loan Repurchase Facility and the JPM Loan Repurchase Facility, the "Loan Repurchase Facilities"), pursuant to which Waterfall Commercial Depositor and Sutherland Asset I may sell, and later repurchase, a trust certificate, or the Trust Certificate, representing interests in mortgage loans in an aggregate principal amount of up to $200 million, $125 million of which is committed. As of June 30, 2017, we had $88.7 million outstanding under the Citi Loan Repurchase Facility. The Citi Loan Repurchase Facility is used to finance SBC loans, and the interest rate is LIBOR plus 3.00%. The Citi Loan Repurchase Facility is committed for a period of 364 days, and Waterfall Commercial Depositor and Sutherland Asset I’s obligations are fully guaranteed by us.

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

Securities Repurchase Agreements

We have also entered into master repurchase agreements with four counterparties to fund our acquisitions of SBC ABS and short term investments, and as of June 30, 2017, $108.0 million of borrowings were outstanding with four counterparties. We have master repurchase agreements with two additional counterparties to fund our retained interests in consolidated VIEs.  As of June 30, 2017, $67.8 million of borrowings were outstanding with these counterparties.

General Statements Regarding Loan and Security Repurchase Facilities

At June 30, 2017, we had $616.1 million in fair value of Trust Certificates and loans pledged against our borrowings under the Loan Repurchase Facilities and $11.6 million in fair value of SBC ABS and short term investments pledged against our securities repurchase agreement borrowings.

Under the Loan Repurchase Facilities and securities repurchase agreements, we may be required to pledge additional assets to our counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional assets or cash. Generally, the Loan Repurchase Facilities and securities repurchase agreements contain a LIBOR-based financing rate, term and haircuts depending on the types of collateral and the counterparties involved. Further, at June 30, 2017, the average haircut provisions associated with our repurchase agreements was 33.0% for pledged Trust Certificates and loans and was 33.0% and 30.9% for pledged SBC ABS and short-term investments, respectively.

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

JPMorgan Credit Facility

We renewed our master loan and security agreement with JPMorgan in June 2017 providing for a credit facility of up to $250 million. As of June 30, 2017, we had $151.5 million outstanding under this credit facility. The credit facility is structured as a secured loan facility in which ReadyCap Lending LLC and Sutherland 2016‑1 JPM Grantor Trust act as borrowers. Under this facility, ReadyCap and Sutherland 2016-1 JPM Grantor Trust pledge loans guaranteed by the SBA under the SBA Section 7(a) Loan Program, SBA 504 loans and other loans which were part of the CIT loan acquisition. We act as a guarantor under this facility. The agreement contains financial maintenance covenants, which include (i) Total Stockholders’ Equity must not be permitted to be less than the sum of (a) 60% of Total Stockholders Equity as of the closing date of the facility plus (b) 50% of the net proceeds of any equity issuance after the closing date (ii) maximum leverage of 2:1, provided that as of the closing date of the facility the guarantor shall be required to maintain a leverage ratio of less than 2.5:1, excluding securitized debt obligations, of which 0.5 of the 2.5 comprising the indebtedness in the leverage ratio for such date shall be comprised of short-term US Treasury securities and (iii) liquidity equal to at least the lesser of (a) 4% of the sum of (without duplication) (1) any outstanding indebtedness plus (2) amounts due under the repurchase agreement and (b) $25,000,000. The amended terms have an interest rate based on loan type ranging from 1 month LIBOR (reset daily), plus 3.25-3.5% per annum. The term of the facility is one year, with an option to extend for an additional year.

At June 30, 2017, we had a leverage ratio of 2.3x on a debt-to-equity basis, .

We maintain certain assets, which, from time to time, may include cash, unpledged SBC loans, SBC ABS and short term investments (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by our counterparties, or collectively, the “Cushion”, to meet routine margin calls and protect against unforeseen reductions in our borrowing capabilities. Our ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of our investments, our cash position and margin requirements. Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs. At June 30, 2017, we were in compliance with all debt covenants.

At June 30, 2017, we had $3.4 million of restricted cash pledged against our derivative instruments and borrowings under repurchase agreements.

Other credit facilities

GMFS funds its origination platform through warehouse lines of credit with four counterparties with total borrowings outstanding of $112.0 million at June 30, 2017. GMFS has a $150 million committed warehouse line of credit agreement expiring on March 14, 2018, a $40 million committed warehouse line of credit expiring on August 12, 2017, a $65 million committed warehouse line of credit expiring on November 24, 2017, and a $40 million committed warehouse line of credit expiring on May 31, 2018. The lines are collateralized by the underlying mortgages and related documents and instruments and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved. These agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. The Company was in compliance with all significant debt covenants as of and for the three and six months ended June 30, 2017.

ReadyCap Holdings’ 7.50% Senior Secured Notes due 2022

On February 13, 2017, ReadyCap Holdings, LLC (“ReadyCap Holdings”) an indirect wholly-owned subsidiary of our Company, issued $75.0 million in aggregate principal amount of its 7.50% Senior Secured Notes due 2022 in a private placement. On June 13, 2017, ReadyCap Holdings, issued an additional $65.0 million in aggregate principal amount of 7.50% Senior Secured Notes due 2022, which have identical terms (other than issue date and issue price) to the notes issued on February 13, 2017 (collectively “the Notes”). The additional $65.0 million in Senior Secured Notes were priced with a yield-to-maturity of 6.75%. The Notes are senior secured obligations of ReadyCap Holdings. Payments of the amounts due on the Notes are fully and unconditionally guaranteed by the Guarantors, Sutherland Partners LP, Sutherland Asset I, LLC, and ReadyCap Commecial, LLC..

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

ReadyCap Holdings’ and the Guarantors’ respective obligations under the Notes and the Guarantees are secured by a perfected first-priority lien on the capital stock of ReadyCap Holdings and ReadyCap Commercial and certain other assets owned by certain of our Company’s subsidiaries as described in greater detail in our Current Report on Form 8-K filed on June 15, 2017.  The Notes were issued pursuant to an indenture (the "Indenture") and a first supplemental indenture (the "First Supplemental Indenture"), which contains covenants that, among other things: (i) limit the ability of our Company and its subsidiaries (including ReadyCap Holdings and the other Guarantors) to incur additional indebtedness; (ii) require that our Company maintain, on a consolidated basis, quarterly compliance with the applicable consolidated recourse indebtedness to equity ratio of our Company and consolidated indebtedness to equity ratio of our Company and specified ratios of our Company’s stockholders’ equity to aggregate principal amount of the outstanding Notes and our Company's consolidated unencumbered assets to aggregate principal amount of the outstanding Notes; (iii) limit the ability of ReadyCap Holdings and ReadyCap Commercial to pay dividends or distributions on, or redeem or repurchase, the capital stock of ReadyCap Holdings or ReadyCap Commercial; (iv) limit (1) ReadyCap's Holdings ability to create or incur any lien on the collateral and (2) unless the Notes are equally and ratably secured, (a) ReadyCap's Holdings ability to create or incur any lien on the capital stock of its wholly-owned subsidiary, ReadyCap Lending and (b) ReadyCap's Holdings ability to permit ReadyCap Lending to create or incur any lien on its assets to secure indebtedness of its affiliates other than its subsidiaries or any securitization entity; and (v) limit ReadyCap Holding's and the Guarantors' ability to consolidate, merge or transfer all or substantially all of ReadyCap' Holdings and the Guarantors’ respective properties and assets.  The First Supplemental Indenture also requires that our Company ensure that the Replaceable Collateral Value (as defined therein) is not less than the aggregate principal amount of the Notes outstanding as of the last day of each of our Company's fiscal quarters.

As of June 30, 2017, we are in compliance with all covenants with respect to the Notes.

GMFS Settlement Agreement

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

Since the resolution of the Claims and related settlement occurred subsequent to the March 31, 2017 balance sheet date, but before the issuance of the Q1 2017 financial statements, the effects had been reflected and recognized in the consolidated financial statements as of March 31, 2017 included in the quarterly report on Form 10-Q filed on May 10, 2017.

The settlement did not result in a charge to our earnings or otherwise adversely impact our results of operations.

Cash Flow Activity for the Three and Six Months Ended June 30, 2017 and June 30, 2016

The following table provides a summary of the net change in our cash and cash equivalents for the three and six months ended June 30, 2017 and 2016:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2017	2016	2017	2016
Cash flows provided by (used in) operating activities (1)	$206,261	$15,332	$227,772	$11,965
Cash flows provided by (used in) investing activities (1)	$(102,837)	$65,805	$(84,887)	$204,659
Cash flows provided by (used in) financing activities	$(79,493)	$(86,110)	$(138,520)	$(203,236)

Net increase in cash and cash equivalents	$23,931	$(4,973)	$4,365	$13,388
(1) Includes discontinued operations

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Cash and cash equivalents increased by $23.9 million during the three months ended June 30, 2017, reflecting net cash provided by operating activities of $206.3 million, net cash used in investing activities of $102.9 million, and net cash used in financing activities of $79.5 million. Cash and cash equivalents decreased by $5.0 million during the three months ended June 30, 2016, reflecting net cash used in financing activities of $86.1 million, offset by net cash provided by operating activities of $15.3 million and net cash provided by investing activities of $65.8 million.

Net cash provided by operating activities of $206.3 million for the three months ended June 30, 2017 related primarily to net proceeds from sales of short-term investments of $239.9 million and to proceeds on sales on loans, held for sale, at fair value of $621.6 million offset by $653.7 million of originations and purchases of loans, held for sale, at fair value. Net cash provided by operating activities of $15.3 million during the three months ended June 30, 2017, was the result of general net changes in operating assets and liabilities.

Net cash used in investing activities of $102.9 million for the three months ended June 30, 2017 related primarily to cash outflows of $212.5 million relating to originations and purchases of loans, held at fair value and held-for-investment loans, cash outflows of $14.4 million relating to purchase of MBS, offset by cash inflows relating to repayments of loans, held at fair value and held-for-investment of $118.2 million. Net cash provided by investing activities of $65.8 million for the three months ended June 30, 2016 related primarily to net sales and pay-downs of MBS of $91.3 million and repayments of loans, held at fair value and held-for-investment of $134.9 million offset by $163.0 million of originations and purchases of loans, held at fair value and held-for-investment.

Net cash used in financing activities of $79.5 million for the three months ended June 30, 2017 related primarily to net repayments of our secured short-term borrowings, partially offset by proceeds received from our senior secured note offering. Net cash used in financing activities of $86.1 million for the three months ended June 30, 2016 related primarily to net repayments of our secured short-term borrowings of $84.6 million.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Cash and cash equivalents increased by $4.4 million during the six months ended June 30, 2017, reflecting net cash provided by operating activities of $227.8 million, net cash used in investing activities of $83.9 million, and net cash used in financing activities of $138.5 million. Cash and cash equivalents increased by $13.4 million during the six months ended June 30, 2016, reflecting net cash provided by operating activities of $12.0 million, net cash provided by investing activities of $204.7 million, partially offset by net cash used in financing activities of $203.2 million.

Net cash provided by operating activities of $227.8 million for the six months ended June 30, 2017 related primarily to net proceeds from sales of short-term investments of $320.4 million and to proceeds on sales on loans, held for sale, at fair value of $1,203.0 million offset by $1,184.3 million of originations and purchases of loans, held for sale, at fair value. Net cash provided by operating activities of $12.0 million was the result of general net changes in operating assets and liabilities.

Net cash used in investing activities of $84.9 million for the six months ended June 30, 2017 related primarily to cash outflows of $314.2 million relating to originations and purchases of loans, held at fair value and held-for-investment loans, cash outflows of $14.4 million relating to purchase of MBS, offset by cash inflows relating to repayments of loans, held at fair value and held-for-investment of $235.9 million. Net cash provided by investing activities of $204.7million for the six months ended June 30, 2016 related primarily to net sales and pay-downs of MBS of $186.7 million and repayments of loans, held at fair value and held-for-investment of $340.6 million offset by $325.4 million of originations and purchases of loans, held at fair value and held-for-investment.

Net cash used in financing activities of $138.5 million for the six months ended June 30, 2017 related primarily to net repayments of our secured short-term borrowings, partially offset by proceeds received from our senior secured note offering. Net cash used in financing activities of $203.2 million for the six months ended June 30, 2016 related primarily to net repayments of our secured short-term borrowings of $187.8 million.

Contractual Obligations

There have been no material changes to our contractual obligations for the three and six months ended June 30, 2017.  See Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations" in the Company's annual report on Form 10-K for further details.

Off-Balance Sheet Arrangements

As of the date of this quarterly report on Form 10-Q, we had no off-balance sheet arrangements.

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

The following table projects the impact on our interest income and expense for the twelve month period following June 30, 2017, assuming an immediate increase or decrease of 25, 50, 75 and 100 basis points in LIBOR:

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Acquired loans	$544	$1,088	$1,632	$2,224	$(250)	$(557)	$(858)	$(1,154)
Originated SBC loans	-	-	-	-	-	-	-	-
Originated Transitional loans	713	1,418	2,123	2,880	(662)	(1,179)	(1,478)	(1,510)
Originated Freddie loans	-	-	-	-	-	-	-	-
Acquired SBA 7(a) loans	1,273	2,545	3,818	5,091	(1,273)	(2,545)	(3,818)	(5,091)
Originated SBA 7(a) loans	83	166	249	332	(83)	(166)	(249)	(332)
Originated Residential Agency loans	-	-	-	-	-	-	-	-
Total	$ 2,613	$ 5,217	$ 7,822	$ 10,527	$ (2,268)	$ (4,447)	$ (6,403)	$ (8,087)
Liabilities
Repurchase agreements	$923	$1,845	$2,768	$3,691	$(923)	$(1,845)	$(2,768)	$(3,691)
Credit facilities	788	1,576	2,364	3,152	(788)	(1,576)	(2,364)	(3,152)
Securitized debt obligations	166	332	499	665	(166)	(332)	(499)	(665)
Total	$ 1,877	$ 3,753	$ 5,631	$ 7,508	$ (1,877)	$ (3,753)	$ (5,631)	$ (7,508)

Total Net Impact to Net Interest Income (Expense)	$ 736	$ 1,464	$ 2,191	$ 3,019	$ (391)	$ (694)	$ (772)	$ (579)

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

We are exposed to changing interest rates and market conditions, which affects cash flows associated with borrowings. We enter into derivative instruments, such as interest rate swaps and credit default swaps (“CDS”), to mitigate these risks.  Interest rate swaps are used to mitigate the exposure to changes in interest rates and involve the receipt of variable-rate interest amounts from a counterparty in exchange for us making payments based on a fixed interest rate over the life of the swap contract. CDSs are executed in order to mitigate the risk of deterioration in the current credit health of the commercial mortgage market.

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

The following table summarizes the Company’s exposure to its repurchase agreements and credit facilities counterparties at June 30, 2017:

(in thousands)	Borrowings under repurchase agreements and credit facilities (1)	Assets pledged on borrowings under repurchase agreements and credit facilities	Net Exposure (2)	Exposure as a Percentage of Total Assets
Total Counterparty Exposure	$ 837,131	$ 985,763	$ 148,632	6.1%
(1) Includes accrued interest payable

(2) The exposure reflects the difference between (a) the amount loaned to the Company through repurchase agreements and credit facilities, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets

The following table presents information with respect to any counterparty for repurchase agreements for which our Company had greater than 5% of stockholders’ equity at risk in the aggregate at June 30, 2017:

(in thousands)	Counterparty Rating (1)	Amount of Risk (2)	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
JPMorgan Chase Bank, N.A.	A+ / Aa3	$ 87,095	5	15.8%
Deutsche Bank AG	A- / Baa2	$ 74,426	8	13.5%
(1) The counterparty rating presented is the long-term issuer credit rating as rated at June 30, 2017 by S&P and Moody’s, respectively.

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

The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2017. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a‑15(f) of the Exchange Act) that occurred during the three months ended June 30, 2017 that have materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

See the Company's Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the Company's risk factors during the three or six months ended June 30, 2017.

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

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Scheme
101.CAL+	XBRL Taxonomy Calculation Linkbase Document
101.DEF+	XBRL Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Linkbase Document
101.PRE+	XBRL Taxonomy Presentation Linkbase Document

**    Filed previously.

+      Filed herewith.

*      This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sutherland Asset Management Corporation

Date: August 3, 2017	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board and Chief Executive
(Principal Executive Officer)

Date: August 3, 2017	By:	/s/ Frederick C. Herbst
Frederick C. Herbst
Chief Financial Officer
(Principal Accounting and Financial Officer)