Form 10-Q
period 2017-09-30
Sutherland Asset Management Corp
filed 2017-11-09
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The Company has 31,996,440 shares of common stock, par value $0.0001 per share, outstanding as of October 31, 2017.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SUTHERLAND ASSET MANAGEMENT CORPORATION

unaudited CONSOLIDATED BALANCE SHEETS

(In Thousands)	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$70,590	$59,566
Restricted cash	16,057	20,190
Short-term investments	99,994	319,984
Loans, net (including $158,393 and $81,592 held at fair value)	892,896	1,011,121
Loans, held for sale, at fair value	200,318	181,797
Mortgage backed securities, at fair value	41,371	32,391
Loans eligible for repurchase from Ginnie Mae	101,408	137,986
Derivative instruments	4,131	5,785
Servicing rights (including $68,815 and $61,376 held at fair value)	89,372	83,854
Receivable from third parties	6,756	7,220
Other assets	35,356	54,277
Assets of consolidated VIEs	944,894	691,096
Total Assets	$2,503,143	$2,605,267
Liabilities
Secured short-term borrowings	522,767	927,462
Promissory note, net	6,494	7,378
Securitized debt obligations of consolidated VIEs, net	680,282	492,942
Convertible note, net	109,414	—
Senior secured note, net	138,074	—
Guaranteed loan financing	313,388	390,555
Contingent consideration	9,037	14,487
Liabilities for loans eligible for repurchase from Ginnie Mae	101,408	137,986
Derivative instruments	358	643
Dividends payable	12,289	11,505
Accounts payable and other accrued liabilities	54,579	70,207
Total Liabilities	$1,948,090	$2,053,165
Stockholders’ Equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 31,996,440 and 30,549,084 shares issued and outstanding, respectively	3	3
Additional paid-in capital	539,664	513,295
Deficit	(3,952)	(201)
Total Sutherland Asset Management Corporation equity	535,715	513,097
Non-controlling interests	19,338	39,005
Total Stockholders’ Equity	$555,053	$552,102
Total Liabilities and Stockholders’ Equity	$2,503,143	$2,605,267

See Notes To Unaudited Consolidated Financial Statements

SUTHERLAND ASSET MANAGEMENT CORPORATION

Unaudited CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except share data)	2017	2016	2017	2016
Interest income	$35,038	$31,890	$102,169	$104,282
Interest expense	(19,908)	(14,097)	(53,579)	(42,043)
Net interest income before provision for loan losses	$15,130	$17,793	$48,590	$62,239
Provision for loan losses	(466)	(488)	(1,857)	(4,689)
Net interest income after provision for loan losses	$14,664	$17,305	$46,733	$57,550
Non-interest income (expense)
Gains on residential mortgage banking activities, net of variable loan expenses	10,735	—	32,229	—
Other income	1,853	1,729	4,281	5,335
Servicing income, net of amortization and impairment of $976 and $5,252 for the three and nine months ended September 30, 2017, and $1,850 and $6,079 for the three and nine months ended September 30, 2016, respectively	6,134	1,661	16,208	4,420
Employee compensation and benefits	(13,715)	(4,822)	(40,630)	(14,005)
Allocated employee compensation and benefits from related party	(990)	(900)	(3,010)	(2,700)
Professional fees	(2,151)	(3,120)	(6,334)	(8,573)
Management fees – related party	(2,034)	(1,793)	(6,018)	(5,464)
Loan servicing expense	(3,388)	(1,830)	(7,513)	(3,889)
Other operating expenses	(7,447)	(3,373)	(19,183)	(11,185)
Total non-interest income (expense)	$(11,003)	$(12,448)	$(29,970)	$(36,061)
Net realized gain on financial instruments	5,695	2,454	13,151	3,720
Net unrealized gain on financial instruments	2,678	3,557	4,933	5,800
Income from continued operations before provision for income (taxes) benefit	$12,034	$10,868	$34,847	$31,009
Provision for income (taxes) benefit	340	(1,297)	(1,763)	(3,326)
Net income from continuing operations	$12,374	$9,571	$33,084	$27,683
Discontinued operations
Loss from discontinued operations (including gain on disposal of $267 in the nine months ended September 30, 2016)	—	—	—	(576)
Income tax benefit	—	—	—	225
Loss from discontinued operations	—	—	—	(351)
Net income	$12,374	$9,571	$33,084	$27,332
Less: Net income attributable to non-controlling interest	533	777	1,891	2,217
Net income attributable to Sutherland Asset Management Corporation	$11,841	$8,794	$31,193	$25,115

Earnings (loss) per basic common share
Continuing operations	$0.37	$0.34	$1.00	$0.98
Discontinued operations	—	—	—	(0.01)
Earnings per basic common share	$0.37	$0.34	$1.00	$0.97

Earnings (loss) per diluted common share
Continuing operations	$0.37	$0.34	$1.00	$0.98
Discontinued operations	$—	$—	$—	$(0.01)
Earnings per diluted common share	$0.37	$0.34	$1.00	$0.97

Weighted-average shares outstanding
Basic	32,026,494	25,870,485	31,120,476	25,870,485
Diluted	32,028,980	25,870,485	31,121,449	25,870,485

Dividends declared per share of common stock	$0.37	$0.45	$1.11	$0.90

See Notes To Unaudited Consolidated Financial Statements

SUTHERLAND ASSET MANAGEMENT CORPORATION

Unaudited CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Retained	Total Sutherland
	Common Stock		Preferred Stock		Additional Paid-	Earnings	Asset Management	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	Shares	Par Value	In Capital	(Deficit)	Corporation equity	Interests	Equity
Balance at January 1, 2016	25,739,847	$2	125	$125	$447,093	$(5,899)	$441,321	$38,892	$480,213
Dividend declared on common stock ($0.90 per share)	—	—	—	—	—	(23,484)	(23,484)	—	(23,484)
Dividend reinvestment in common stock	103,440	1	—	—	1,806	—	1,807	—	1,807
Incentive shares issued	27,199	—	—	—	482	—	482	—	482
Dividend declared on preferred stock	—	—	—	—	—	(8)	(8)	—	(8)
Dividend declared on OP units	—	—	—	—	—	—	—	(2,072)	(2,072)
Dividend reinvestment in OP units	—	—	—	—	—	—	—	359	359
Net Income	—	—	—	—	—	25,115	25,115	2,217	27,332
Balance at September 30, 2016	25,870,486	$3	125	$125	$449,381	$(4,276)	$445,233	$39,396	$484,629

						Retained	Total Sutherland
	Common Stock		Preferred Stock		Additional Paid-	Earnings	Asset Management	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	Shares	Par Value	In Capital	(Deficit)	Corporation equity	Interests	Equity
Balance at January 1, 2017	30,549,084	$3	—	$—	$513,295	$(201)	$513,097	$39,005	$552,102
Dividend declared on common stock ($1.11 per share)	—	—	—	—	—	(34,944)	(34,944)	—	(34,944)
Dividend declared on OP units	—	—	—	—	—	—	—	(1,811)	(1,811)
Shares issued in exchange of litigation settlement	275,862	—	—	—	4,000	—	4,000	—	4,000
Equity component of 2017 convertible note issuance	—	—	—	—	2,147	—	2,147	—	2,147
Distributions, net	—	—	—	—	—	—	—	(34)	(34)
Stock-based compensation	—	—	—	—	509	—	509	—	509
Conversion of OP units into common stock	1,171,494	—	—	—	19,713		19,713	(19,713)	—
Net Income	—	—	—	—	—	31,193	31,193	1,891	33,084
Balance at September 30, 2017	31,996,440	$3	—	$—	$539,664	$(3,952)	$535,715	$19,338	$555,053

See Notes To Unaudited Consolidated Financial Statements

SUTHERLAND ASSET MANAGEMENT CORPORATION

Unaudited CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
(In Thousands)	2017	2016
Cash Flows From Operating Activities:
Net income	$33,084	$27,332
Less: Loss from discontinued operations	—	(351)
Net income from continuing operations	33,084	27,683
Adjustments to reconcile net income to net cash provided (used in) operating activities:
Discount accretion and premium amortization of financial instruments, net	(7,372)	(14,656)
Amortization of guaranteed loan financing, deferred financing costs, and intangible assets	15,266	14,749
Provision for loan losses	1,857	4,689
Charge off of real estate acquired in settlement of loans	746	912
Decrease in repair and denial reserve	(289)	(1,222)
Purchase of short-term investments and trading securities	(839,425)	(749,805)
Proceeds from sale of short-term investments and trading securities	1,059,821	749,995
Net settlement of derivative instruments	(1,085)	(1,428)
Purchase of loans, held for sale, at fair value	(11,195)	—
Origination of loans, held for sale, at fair value	(1,882,626)	(200,574)
Proceeds from disposition and principal payments of loans, held for sale, at fair value	1,943,508	190,674
Gain on sale of mortgages held for sale included in Gains on residential mortgage banking activities, net of variable loan expenses	(49,806)	—
Loss on derivatives included in Gains on residential mortgage banking activities, net of variable loan expenses	2,043	—
Creation of new mortgage servicing rights, net of payoffs	(11,392)	—
Net realized gains on financial instruments	(13,151)	(3,720)
Net unrealized losses on financial instruments	(4,933)	(5,800)
Net changes in operating assets and liabilities
Assets of consolidated VIEs (excluding loans, net) , accrued interest and due from servicers	10,607	2,918
Receivable from third parties	464	801
Other assets	12,293	(8,179)
Accounts payable and other accrued liabilities	(10,210)	6,524
Net cash provided by operating activities	248,205	13,561
Net cash used in operating activities of discontinued operations	—	(3,190)
Cash Flow From Investing Activities:
Origination of loans	(347,988)	(215,204)
Purchase of loans	(78,317)	(89,011)
Purchase of mortgage backed securities, at fair value	(14,448)	(17,388)
Payment of liability under participation agreements	(642)	(1,155)
Proceeds from disposition and principal payment of loans	303,304	330,006
Proceeds from sale and principal payment of mortgage backed securities, at fair value	7,415	197,147
Proceeds from sale of real estate	1,775	4,724
Decrease in restricted cash	(12,234)	(720)
Net cash (used in) provided by investing activities	(141,135)	208,399
Cash Flows From Financing Activities:
Proceeds from secured short-term borrowings	3,692,370	4,194,488
Proceeds from issuance of securitized debt obligations of consolidated VIEs	241,359	—
Proceeds from promissory note	—	9,164
Proceeds from senior secured note offering	141,917	—
Proceeds from convertible note issuance	115,000	—
Payment of secured short-term borrowings	(4,097,065)	(4,204,158)
Payment of securitized debt obligations of consolidated VIEs	(50,265)	(88,966)
Payment of guaranteed loan financing	(87,140)	(94,471)
Payment of promissory note	(884)	(124)
Payment of deferred financing costs	(15,263)	(1,050)
Payment of offering costs	(70)	—
Dividend payments	(35,971)	(36,764)
Distributions	(34)	—
Net cash used in financing activities	(96,046)	(221,881)
Net increase (decrease) in cash and cash equivalents	11,024	(3,111)
Cash and cash equivalents at beginning of period	59,566	41,569
Cash and cash equivalents at end of period	$70,590	$38,458

Supplemental disclosure of operating cash flow
Cash paid for interest	$46,760	$38,667
Cash paid for income taxes	$2,503	$5,918
Stock-based compensation	$509	$—

Supplemental disclosure of non-cash investing activities
Loans transferred from Loans, held at fair value to Loans, held-for-investment	$40,905	$—
Loans transferred from Loans, net to Loans, held for sale, at fair value	$5,940	$11,350

Supplemental disclosure of non-cash financing activities
Shares issued in exchange of litigation settlement	$4,000	$—
Incentive shares issued	$—	$482
Dividend reinvestment in common stock	$—	$1,807
Dividend reinvestment in operating partnership units	$—	$359

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

Sutherland Partners, LP (the “Operating Partnership”) holds substantially all of our assets and conducts substantially all of our business. As of September 30, 2017 and December 31, 2016, the Company owned approximately 96.5% and 92.9%, respectively, of the operating partnership units (“OP units”) of the Operating Partnership. The Company, as sole general partner of the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Therefore, the Company consolidates the Operating Partnership.

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

The Company reports its results of operations through the following four business segments: i) Loan Acquisitions, ii) SBC Originations, iii) SBA Originations, Acquisitions and Servicing, and iv) Residential Mortgage Banking, with the remaining amounts recorded in Corporate- Other. Our acquisition and origination platforms consist of the following four operating segments:

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

•

SBC Originations. We originate SBC loans secured by stabilized or transitional investor properties using multiple loan origination channels through our wholly-owned subsidiary, ReadyCap Commercial, LLC (“RCC”), a wholly-owned subsidiary of ReadyCap Holdings, LLC (collectively, “ReadyCap”). Additionally, as part of this segment, we originate and service multi-family loan products under the newly launched small balance loan program of the Federal Home Loan Mortgage Corporation (“Freddie Mac” and the “Freddie Mac program”). These originated loans are either held-for-investment, placed into securitization structures, or sold.

•

SBA Originations, Acquisitions, and Servicing. We acquire, originate and service owner-occupied loans guaranteed by the SBA under its Section 7(a) loan program (the “SBA Section 7(a) Program”) through our wholly-owned subsidiary, ReadyCap Lending (“RCL”). We hold an SBA license as one of only 14 non-bank Small Business Lending Companies (“SBLCs”) and have been granted preferred lender status by the SBA. In the future, we may originate SBC loans for real estate under the SBA 504 loan program, under which the SBA guarantees subordinated, long-term financing. These originated loans are either held-for-investment, placed into securitization structures, or sold.

•

Residential Mortgage Banking. In connection with our merger with ZAIS on October 31, 2016, as described in greater detail below, we added a residential mortgage loan origination segment through our wholly-owned subsidiary, GMFS, LLC ("GMFS").  GMFS originates residential mortgage loans eligible to be purchased, guaranteed or insured by the Federal National Mortgage Association (“Fannie Mae”), Freddie Mac, Federal Housing Administration (“FHA”), U.S. Department of Agriculture (“USDA”) and U.S. Department of Veterans Affairs (“VA”) through retail, correspondent and broker channels. These originated loans are then sold to third parties.

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

Note 2 – Basis of Presentation

The unaudited interim consolidated financial statements presented herein are as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016.  These unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”)—as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the U.S. Securities and Exchange Commission.

The accompanying unaudited interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete consolidated financial statements. These interim unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2016, disclosed within the most recently filed 2016 annual report on Form 10-K.

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.

Per ASC 805-40-45-1, we were designated as the accounting acquirer (accounting survivor) because of our larger pre-merger size relative to ZAIS, the relative voting interests of our stockholders after consummation of the merger, and our senior management and board continuing on after the consummation of the merger. As the accounting acquirer, our historical financial statements (and not those of ZAIS) are the historical financial statements following the consummation of the merger and are included in this quarterly report on Form 10-Q and the related unaudited interim consolidated financial statements and footnotes.

Historical stockholders’ equity of the Company prior to the reverse acquisition has been retrospectively adjusted (a recapitalization) for the equivalent number of shares received by the Company after giving effect to any difference in par value of ZAIS and the Company’s stock with any such difference recognized in equity. Retained earnings of the Company have been carried forward after the acquisition. Operations prior to the merger are those of the Company. Under the terms of the merger agreement: (1) stockholders of ZAIS and unitholders in the ZAIS operating partnership retained their existing shares and partnership units following the merger, (2) each outstanding share of Sutherland common stock was converted into 0.8356 of ZAIS common stock and (3) each outstanding partnership unit of Sutherland operating partnership was converted into 0.8356 units of limited partnership interests in the operating partnership.

Note 3 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s unaudited interim consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Consolidation

The accompanying unaudited interim consolidated financial statements of the Company include the accounts and results of operations of the Operating Partnership and other consolidated subsidiaries and VIEs in which we are the primary beneficiary. The unaudited interim consolidated financial statements are prepared in accordance with ASC 810, Consolidations. Intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts reported for the prior periods in the accompanying unaudited interim consolidated financial statements have been reclassified in order to conform to the current period’s presentation.

Loans, held-for-investment and loans, held at fair value are now presented on the unaudited interim consolidated balance sheets as Loans, net. These amounts have been presented by loan program type and accounting category, within Note 6.  The amounts reported for the prior periods have been reclassified in order to conform to the current period’s presentation.

Servicing rights and residential mortgage servicing rights, at fair value, are now included on the unaudited interim consolidated balance sheets as Servicing rights. These amounts have been presented by loan servicing program and accounting category, within Note 9. The amounts reported for the prior periods have been reclassified in order to conform to the current period’s presentation.

Borrowings under repurchase agreements and borrowings under credit facilities are now included on the unaudited interim consolidated balance sheets as Secured short-term borrowings. The amounts reported for the prior periods have been reclassified in order to conform to the current period’s presentation.

As described in Note 10, the historical results of our Residential mortgage banking segment has been reclassified in the unaudited interim consolidated statements of income to conform to our current period’s presentation of Gains on residential mortgage banking activities, net of variable loan expenses.

As described in Note 26, effective at the beginning of the third quarter of 2017, the Company implemented organizational changes to align its segment financial reporting more closely with its current business practices. These organizational changes resulted in securitization activities on originated SBC and SBA loans being transferred out of the Loan Acquisitions segment and into either the SBC originations or SBA originations, acquisitions, and servicing segment, based on the loan type. These organizational changes also resulted in the Company presenting Corporate- Other amounts separately and no longer reflecting these amounts as part of the four business segments. Prior period numbers were revised to conform to the new segment alignment and to be consistent with our current period’s presentation.

As described in Note 27, the historical results of Silverthread has been reflected in the accompanying unaudited interim consolidated statements of income for the three and nine months ended September 30, 2016 as discontinued operations and financial information related to discontinued operations has been excluded from the notes to these unaudited interim consolidated financial statements for all periods presented.

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

As of September 30, 2017 and December 31, 2016, the Company had $0.6 million and $0.6 million, respectively, in money market mutual funds, and substantially all of the Company’s cash and cash equivalents not held in money market funds were comprised of cash balances with banks that are in excess of the Federal Deposit Insurance Corporation insurance limits.

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

Short term investments

The Company accounts for short-term investments as trading securities under ASC 320, Investments-Debt and Equity Securities. Short-term investments consist of U.S. Treasury Bills with original maturities of less than a year but greater than three months. The Company holds short-term investments at fair value. Interest received and accrued as well as the accretion of purchase discount in connection with short-term investments is recorded as interest income on the unaudited interim consolidated statements of income. Changes in the fair value of short-term investments are recorded as net unrealized gain (loss) on the unaudited interim consolidated statements of income.

Loans, net

Loans, net consists of loans, held-for-investment, net of allowance for loan losses and loans, held at fair value.

Loans, held-for-investment

Loans, held-for-investment are loans acquired from third parties (“acquired loans”), loans originated by ReadyCap that we do not intend to securitize or sell, or securitized loans that were previously originated by ReadyCap. Securitized loans remain on the Company’s balance sheet because the securitization vehicles are consolidated under ASC 810.

Acquired loans are recorded at cost at the time they are acquired and any related allowance for loan loss is not carried over at the acquisition date.

Acquired loans are accounted for in accordance with ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) and referred to as “purchased credit impaired loans” (PCI loans) if both of the following conditions are met as of the acquisition date: (i) there is evidence of deterioration in credit quality of the loan since its origination and (ii) it is probable that we will not collect all contractual cash flows on the loan.

Acquired loans without evidence of these conditions, securitized loans, and loans originated by ReadyCap that we do not intend to securitize are accounted for under ASC 310-10, Receivables- Overall, (“ASC 310-10”) and are referred to as “Non-purchased credit impaired loans” (non-PCI loans).

Purchased Credit Impaired (PCI) Loans

The estimated cash flow expected for each loan is estimated at the time the loan is acquired. The excess of the cash flows expected to be collected on PCI loans, measured as of the acquisition date, over the initial investment is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan using the interest method of accretion. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected is referred to as the non-accretable difference and is not accreted over time.

The Company estimates expected cash flows to be collected over the life of individual PCI loans on a quarterly basis. If the Company determines that discounted expected cash flows have decreased, the PCI loans would be considered  impaired, which would result in a provision for loan loss and a corresponding increase in the allowance for loan losses.

If discounted expected cash flows have increased, or improved, in subsequent evaluations, the increase in cash flows is first used to reverse the amount of any related allowance for loan losses before the yield is adjusted. Additionally, the Company will increase the accretable yield to account for the increase in expected cash flows.

The estimate of the amount and timing of cash flows for our PCI loans is based on historical information available and expected future performance of the loans, and may include the timing of expected future cash flows, prepayment speed, default rates, loss severities, delinquency rates, percentage of non-performing loans, extent of credit support available, Fair Isaac Corporation (“FICO”) scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as reports by credit rating agencies, such as Moody’s, Standard & Poor’s Corporation (“S&P”), or Fitch, general market assessments and dialogue with market participants. As a result, substantial judgment is used in the analysis to determine the expected cash flows.

Non-PCI Loans

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

For non-PCI loans, recognition of interest income is suspended when any loans are placed on non-accrual status. Generally, all classes of loans are placed on non-accrual status when principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Interest income accrued, but not collected, at the date loans are placed on non-accrual status is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Loans are restored to accrual status only when contractually current and the collection of future payments is reasonably assured.

Loans, held at fair value

Loans, held at fair value are loans originated by ReadyCap. The Company has elected the fair value option because of the intent to transfer to securitizations in the near term. Interest is recognized as interest income on the unaudited interim consolidated statements of income when earned and deemed collectible. Changes in fair value are recurring and are reported as net unrealized gain (loss) on the unaudited interim consolidated statements of income.

The Company transfers loans held at fair value to loans, held-for-investment upon the completion of securitization.

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

We determine the allowance for loan losses by measuring credit impairment on (1) an individual basis for non-accrual status loans, and (2) on a collective basis for all other loans with similar risk characteristics. The allowance for loan losses on an individual basis is assessed when a loan is on non-accrual and the recoverability of the loan is less than its carrying value. The Company considers the loans to be collateral dependent and relies on the current fair value of the collateral as the basis for determining impairment. Loans that are not assessed individually for impairment are assessed on a collective basis. For the acquired loans we perform a historical analysis on both cumulative defaults and severity upon default for all loans that were current as of November 4, 2013 when the Company was formed or acquired thereafter. We calculated the cumulative default and loss severity on the acquired loans with delinquency statuses of 90+ days and applied those factors to the current acquired loan population. For the originated loans, our historical data does not show any defaults, therefore we used an analysis performed on the latest ReadyCap securitization to determine the likelihood of default and to determine loss severity we stressed collateral value to the current principal balance based on the total valuation decline of SBC properties from the peak valuation in 2007 through their post-crisis low in 2010.

The determination of allowances for SBA loans is based upon the assignment of a probability of default on a rating scale.  Each loan rating is re-evaluated at least annually for loan performance, underlying borrower financial performance or data from third party credit bureaus. The probability of default is compared to the underlying collateral value securing each loan and compared to each loan carrying value to calculate a loss estimate.  Collectively the estimated probability of default and recovery value is compared to actual portfolio default and recovery rates as well as economic factors and adjusted when needed.

The determination of whether an allowance for loan loss is necessary is based on whether or not there is a decrease in cash flows based on consideration of factual information available at the time of assessment as well as management’s estimates of the future performance and projected amount and timing of cash flows expected to be collected on the loan.

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

Non-accrual loans

Non-accrual loans are the loans for which we are not accruing or accreting interest income. Non-accrual loans include non-PCI loans when principal or interest has been delinquent for 90 days or more or when it is determined that full collection of contractual cash flows is not probable. Additionally, PCI loans for which the Company is unable to reasonably estimate the timing and amount of expected cash flows are considered to be non-accrual loans.

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to the borrower’s financial difficulties, we grant concessions for a period of time to the borrower that we would not otherwise consider, the related loans are classified as troubled debt restructurings (“TDR”). These modified terms may include interest rate reductions, principal forgiveness, term extensions, payment forbearance and other actions intended to minimize our economic loss and to avoid foreclosure or repossession of collateral. For modifications where we forgive principal, the entire amount of such principal forgiveness is immediately charged off. Loans classified as TDRs, are considered impaired loans. Other than resolutions such as foreclosures and sales, we may remove loans held-for-investment from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as a new loan.

Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected.

Impaired loans

The Company considers a loan to be impaired when the Company does not expect to collect all of the contractual interest and principal payments as scheduled in the loan agreements. This includes certain non-PCI loans where we do not expect to collect all of the contractual interest and principal payments, as well as PCI loans, which experienced credit deterioration prior to acquisition.

Loans, held for sale, at fair value

Loans, held for sale, at fair value are loans that are expected to be sold to third parties in the near term. Interest is recognized as interest income on the unaudited interim consolidated statements of income when earned and deemed collectible. For loans originated by our SBC originations and SBA originations segments, changes in fair value are recurring and are reported as net unrealized gain (loss) on the unaudited interim consolidated statements of income. For originated SBA loans, the guaranteed portion is held for sale, at fair value. For loans originated by GMFS, changes in fair value are reported as gains on residential mortgage banking activities, net of variable loan expenses, on the unaudited interim consolidated statements of income.

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

Purchases and sales of MBS are recorded on the trade date. Our MBS securities pledged as collateral against borrowings under repurchase agreements are included in mortgage backed securities, at fair value on our unaudited interim consolidated balance sheets.

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

Loans eligible for repurchase from Ginnie Mae

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the right to repurchase the loan as an asset and liability in its unaudited interim consolidated balance sheets. Such amounts reflect the unpaid principal balance of the loans.

Derivative instruments, at fair value

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments, currently comprised of credit default swaps (“CDSs”), interest rate swaps, and interest rate lock commitments (“IRLCs”) as part of our risk management. The Company accounts for derivative instruments under ASC 815, Derivatives and Hedges.

All derivatives are reported as either assets or liabilities on the unaudited interim consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings.

Although permitted under certain circumstances, generally the Company does not offset cash collateral receivable or payables against our gross derivative positions. As of September 30, 2017 and December 31, 2016, the cash collateral receivable held for derivative instruments is $1.6 million and $1.7 million, respectively, and is included in restricted cash on the unaudited interim consolidated balance sheets.

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

Interest Rate Lock Commitments (“IRLCs”)

IRLCs are agreements under which GMFS agrees to extend credit to a borrower under certain specified terms and conditions in which the interest rate and the maximum amount of the loan are set prior to funding. Unrealized gains and losses on the IRLCs, reflected as derivative assets and derivative liabilities, respectively, are measured based on the value of the underlying mortgage loan, quoted government-sponsored enterprise (“GSE”, such as Fannie Mae, Freddie Mac, or Ginnie Mae) or MBS prices, estimates of the fair value of the mortgage servicing rights (“MSRs”) and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees. The realized and unrealized gains or losses are reported on the unaudited interim consolidated statements of income as gains on residential mortgage banking activities, net of variable loan expenses. IRLCs are classified as Level 3 in the fair value hierarchy.

CDS

CDS are contracts between two parties, a protection buyer who makes fixed periodic payments, and a protection seller, who collects the premium in exchange for making the protection buyer whole in the case of default. The fair value adjustments, along with the related interest income or interest expense, are reported as gain/ (loss) on financial instruments. CDS are classified as Level 2 in the fair value hierarchy.

Servicing rights

Servicing rights initially represent the fair value of expected future cash flows for performing servicing activities for others. The fair value considers estimated future servicing fees and ancillary revenue, offset by estimated costs to service the loans, and generally declines over time as net servicing cash flows are received, effectively amortizing the servicing right asset against contractual servicing and ancillary fee income.

Servicing rights are recognized upon sale or securitization of loans if servicing is retained. For servicing rights, gains related to servicing rights retained is included in other income on the unaudited interim consolidated statements of income. For residential mortgage servicing rights, gains on servicing rights retained upon sale of a loan are included in gains on residential mortgage banking activities, net of variable loan expenses, on the unaudited interim consolidated statements of income.

The Company treats its servicing rights and residential mortgage servicing rights as two separate classes of servicing assets based on the class of the underlying mortgages and it treats these assets as two separate pools for risk management purposes. Servicing rights relating to the Company’s servicing of loans guaranteed by the SBA under its Section 7(a) loan program are accounted for under ASC 860, Transfers and Servicing, while the Company’s residential mortgage servicing rights are accounted for under the fair value option under ASC 825, Financial Instruments.

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

For purposes of testing our servicing rights for impairment, we first determine whether facts and circumstances exist that would suggest the carrying value of the servicing asset is not recoverable. If so, we then compare the net present value of servicing cash flow with its carrying value. The estimated net present value of servicing cash flows is determined using discounted cash flow modeling techniques, which require management to make estimates regarding future net servicing cash flows, taking into consideration historical and forecasted loan prepayment rates, delinquency rates and anticipated maturity defaults. If the carrying value of the servicing rights exceeds the net present value of servicing cash flows, the servicing rights are considered impaired and an impairment loss is recognized in earnings for the amount by which carrying value exceeds the net present value of servicing cash flows.

We leverage all available relevant market data to determine the fair value of our recognized servicing assets. Since quoted market prices for servicing rights are not readily available, we estimate the fair value of servicing rights by determining the present value of future expected servicing cash flows using modeling techniques that incorporate management's best estimates of key variables including estimates regarding future net servicing cash flows, forecasted loan prepayment rates, delinquency rates, and return requirements commensurate with the risks involved. Cash flow assumptions are modeled using our internally forecasted revenue and expenses, and where possible, the reasonableness of assumptions is periodically validated through comparisons to market data. Prepayment speed estimates are determined from historical prepayment rates or obtained from third-party industry data. Return requirement assumptions are determined using data obtained from market participants, where available, or based on current relevant interest rates plus a risk-adjusted spread. We also consider other factors that can impact the value of the servicing rights, such as surety provider termination clauses and servicer terminations that could result if we failed to materially comply with the covenants or conditions of our servicing agreements and did not remedy the failure. Since many factors can affect the estimate of the fair value of servicing rights, we regularly evaluate the major assumptions and modeling techniques used in our estimate and review these assumptions against market comparables, if available. We monitor the actual performance of our servicing rights by regularly comparing actual cash flow, credit, and prepayment experience to modeled estimates.

Servicing rights - Residential (carried at fair value)

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

As permitted by U.S. GAAP, the Company has elected to account for its portfolio of residential mortgage servicing rights (MSRs) at fair value. For these assets, the Company uses a third-party vendor to assist management in estimating the fair value. The third-party vendor uses a discounted cash flow approach which consists of projecting servicing cash flows discounted at a rate that management believes market participants would use in their determinations of fair value. The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, and contractual servicing fees. MSRs are classified as Level 3 in the fair value hierarchy.

Intangible assets

Intangible assets are accounted for under ASC 350, Intangibles-Goodwill and Other. As of September 30, 2017 and December 31, 2016, the Company’s identifiable intangible assets include SBA license for our lending operations as well as a trade name, customer relationships, a favorable lease, and other licenses, obtained as part of the ZAIS merger transaction. The Company determined that its SBA license has an indefinite life, while the other intangibles acquired as part of the ZAIS merger transaction are finite-lived. The Company amortizes intangible assets with identified estimated useful lives on a straight-line basis over their estimated useful lives. The Company initially records its intangible assets at cost and subsequently tests for impairment on an annual basis. Intangible assets are included within other assets on the unaudited interim consolidated balance sheets.

Deferred financing costs

Costs incurred in connection with our borrowings under credit facilities are accounted for under ASC 340, Other Assets and Deferred Costs. Deferred costs are capitalized and amortized using the effective interest method over the respective financing term with such amortization reflected on our unaudited interim consolidated statements of income as a component of interest expense. Our deferred financing costs may include legal, accounting and other related fees. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Unamortized deferred financing costs related to securitizations and note issuances are presented on the unaudited interim consolidated balance sheets as a direct deduction from the associated liability.

Due from Servicers

The loan-servicing activities of the Company’s SBC Loan Acquisitions and SBC Originations reportable segments are performed primarily by third-party servicers. SBA loans originated by and held at RCL are internally serviced. Residential mortgage loans originated by and held at GMFS are both serviced by third-party servicers and internally serviced. The Company’s servicers hold substantially all of the cash owned by the Company related to loan servicing activities. These amounts include principal and interest payments made by borrowers, net of advances and servicing fees. Cash is generally received within thirty days of recording the receivable.

The Company is subject to credit risk to the extent any servicer with whom the Company conducts business is unable to deliver cash balances or process loan-related transactions on the Company’s behalf. The Company monitors the financial condition of the servicers with whom the Company conducts business and believes the likelihood of loss under the aforementioned circumstances is remote.

Secured short-term borrowings

      Secured short-term borrowings incudes borrowings under credit facilities and borrowings under repurchase agreements.

Borrowings under credit facilities

The Company accounts for borrowings under credit facilities under ASC 470, Debt. The Company partially finances its loans, held-for-investment, and loans, held for sale, at fair value through credit agreements with various counterparties. These borrowings are collateralized by loans, held-for-investment, and loans, held for sale, at fair value and have maturity dates within two years from the unaudited interim consolidated balance sheet date. If the fair value (as determined by the applicable counterparty) of the collateral securing these borrowings decreases, we may be subject to margin calls during the period the borrowings are outstanding. In instances where we do not satisfy the margin calls within the required time frame, the counterparty may retain the collateral and pursue collection of any outstanding debt amount from us. Interest paid and accrued in connection with credit facilities is recorded as interest expense on the unaudited interim consolidated statements of income.

Borrowing under repurchase agreements

Borrowings under repurchase agreements are accounted for under ASC 860, Transfers and Servicing. Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Through September 30, 2017, none of our repurchase agreements have been accounted for as components of linked transactions. All securities financed through a repurchase agreement have remained on our unaudited interim consolidated balance sheets as an asset and cash received from the lender was recorded on our unaudited interim consolidated balance sheets as a liability. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense on the unaudited interim consolidated statements of income.

Promissory note, net

The Company accounts for promissory notes under ASC 470, Debt. There are no debt issuance costs associated with the outstanding note. The note is collateralized by loans, held-for-investment and have maturity dates within five years from the unaudited interim consolidated balance sheet date. Interest paid and accrued in connection with the promissory note is recorded as interest expense on the unaudited interim consolidated statements of income.

Senior secured note, net

The Company accounts for secured debt offerings under ASC 470, Debt. Pursuant to the adoption of ASU 2015-03, the Company’s senior secured note is presented net of debt issuance costs. These notes are collateralized by loans, MBS, and retained interests of consolidated VIE’s. Interest paid and accrued in connection with promissory notes is recorded as interest expense on the unaudited interim consolidated statements of income.

Convertible note, net

    ASC 470, Debt, requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires that the initial proceeds from the sale of these notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. We measured the estimated fair value of the debt component of our convertible notes as of the issuance date based on our nonconvertible debt borrowing rate. The equity components of the convertible senior notes have been reflected within additional paid-in capital in our unaudited interim consolidated balance sheet, and the resulting debt discount is amortized over the period during which the convertible notes are expected to be outstanding (through the maturity date) as additional non-cash interest expense.

    Upon repurchase of convertible debt instruments, ASC 470-20 requires the issuer to allocate total settlement consideration, inclusive of transaction costs, amongst the liability and equity components of the instrument based on the fair value of the liability component immediately prior to repurchase.  The difference between the settlement consideration allocated to the liability component and the net carrying value of the liability component, including unamortized debt issuance costs, would be recognized as gain (loss) on extinguishment of debt in our unaudited interim consolidated statements of operations.  The remaining settlement consideration allocated to the equity component would be recognized as a reduction of additional paid-in capital in our unaudited interim consolidated balance sheets.

Securitized debt obligations of consolidated VIEs, net

Since 2011, we have engaged in several securitization transactions, which the Company accounts for under ASC 810. The Company is required to consolidate, as a VIE, the special purpose entity (“SPE”)/trust that was created to facilitate the transaction and to which the underlying loans in connection with the securitization were transferred. The consolidation of the SPE includes the issuance of senior securities to third parties, which are shown as securitized debt obligations of consolidated VIEs on the unaudited interim consolidated balance sheets.

Pursuant to the adoption of ASU 2015-03, debt issuance costs related to securitizations are presented as a direct deduction from the carrying value of the related debt liability. These costs are amortized using the effective interest method. Amortization of debt issuance costs is amortized using the effective interest method and is included in interest expense from securitized debt obligations on the unaudited interim consolidated financial statements.

Guaranteed loan financing

Certain partial loan sales do not qualify for sale accounting under ASC 860, Transfers and Servicing because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the unaudited interim consolidated balance sheets and the portion sold is recorded as guaranteed loan financing in the liabilities section of the unaudited interim consolidated balance sheets. For these partial loan sales, the interest earned on the entire loan balance is recorded as interest income and the interest earned by the buyer in the partial loan sale is recorded within interest expense in the accompanying unaudited interim consolidated statements of income.

Contingent consideration

Contingent consideration represent future payments of cash or equity interests to the former owners of GMFS, which was acquired on October 31, 2016. The contingent consideration was initially recorded on the date of acquisition at fair value in the unaudited interim consolidated balance sheet and is subsequently remeasured each reporting period at fair value with the change in the fair value recorded in earnings in the accompanying unaudited interim consolidated statements of income.

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

Non-controlling Interests

Non-controlling interests are presented on the unaudited interim consolidated balance sheets and the unaudited interim consolidated statements of income represent direct investment in the Operating Partnership by Sutherland OP Holdings II, Ltd. and third parties.

Fair Value Option

The guidance in ASC 825, Financial Instruments, provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately in our unaudited interim consolidated balance sheets from those instruments using another accounting method.

We have elected the fair value option for certain loans held-for-sale originated by ReadyCap that the Company intends to securitize or sell in the near term. The fair value elections for loans, held at fair value originated by ReadyCap were made due to the short-term nature of these instruments.

We have elected the fair value option for loans held-for-sale originated by GMFS that the Company intends to sell in the near term. We have elected the fair value option for certain residential mortgage servicing rights acquired as part of the merger transaction.

Earnings per Share

We present both basic and diluted earnings per share (“EPS”) amounts in our unaudited interim consolidated financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from our share-based compensation, consisting of unvested restricted stock units (“RSUs”), unvested restricted stock awards (“RSAs”), and as well as “in-the-money” conversion options associated with our outstanding convertible senior notes. Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period. The Company’s earnings per share has been updated retroactively as a result of the reverse merger.

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

Income Taxes

GAAP establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s unaudited interim consolidated financial statements or tax returns. We assess the recoverability of deferred tax assets through evaluation of carryback availability, projected taxable income and other factors as applicable. Significant judgment is required in assessing the future tax consequences of events that have been recognized in our unaudited interim consolidated financial statements or tax returns as well as the recoverability of amounts we record, including deferred tax assets.

We provide for exposure in connection with uncertain tax positions, which requires significant judgment by management including determination, based on the weight of the tax law and available evidence, that it is more-likely-than-not that a tax result will be realized. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense on our unaudited interim consolidated statements of income. As of September 30, 2017 and December 31, 2016, we accrued no taxes, interest or penalties related to uncertain tax positions. In addition, we do not anticipate a change in this position in the next 12 months.

Revenue Recognition

Revenue is accounted for under ASC 605, Revenue Recognition, which provides among other things that revenue be recognized when there is persuasive evidence an arrangement exists, delivery and services have been rendered, price is fixed and determinable and collectability is reasonably assured.

Interest Income

Interest income on non-PCI loans, held-for-investment, loans, held at fair value, loans, held for sale, at fair value, and MBS, at fair value is accrued based on the outstanding principal amount and contractual terms of the instrument. Discounts or premiums associated with the loans and investment securities are amortized or accreted into interest income as a yield adjustment on the effective interest method, based on contractual cash flows through the maturity date of the investment. On at least a quarterly basis, we review and, if appropriate, make adjustments to the accrual status of the asset. If the asset has been delinquent for the previous 90 days, the asset status will turn to non-accrual, and recognition of interest income will be suspended until the asset resumes contractual payments for three consecutive months.

Realized Gains (Losses)

Upon the sale or disposition (not including the prepayment of outstanding principal balance) of loans or securities, the excess (or deficiency) of net proceeds over the net carrying value or cost basis of such loans or securities is recognized as a realized gain/loss. Outstanding interest balances for payments in full are reported in interest income.

Origination Income and Expense

Origination income represents fees received for origination of either loans, held at fair value, loans, held for sale, at fair value, or loans, held-for-investment. For loans held, at fair value, and loans, held for sale, at fair value, pursuant to ASC 825, the Company reports origination fee income as revenue and fees charged and costs incurred as expenses. These fees and costs are excluded from the fair value. For originated loans, held-for-investment, under ASC 310-10, the Company defers these origination fees and costs at origination and amortizes them under the effective interest method over the life of the loan. Origination fees and expenses for ReadyCap loans, held at fair value and loans, held for sale, at fair value, are presented in the unaudited interim consolidated statements of income in other income and operating expenses. Origination fees and expenses for residential mortgage loans originated by GMFS are presented in the unaudited interim consolidated statements of income in gains of residential mortgage banking activities, net of variable loan expenses. The amortization of net origination fees and expenses for loans, held-for-investment are presented in the unaudited interim consolidated statements of income in interest income.

Gains on Residential Mortgage Banking Activities, net of variable loan expenses

Gains on residential mortgage banking activities, net of variable loan expenses, reflects variable revenue and expense within our residential mortgage banking business directly related to loan origination and sale activity. This primarily consists of the realized gains on sales of residential loans held for sale and loan origination fee income, offset by direct costs, such as correspondent fee expenses and other direct expenses relating to these loans, which vary based on loan origination volumes. Gains on residential mortgage banking activities, net of variable loan expenses, also consists of unrealized gains and losses associated with the changes in fair value of the loans held for sale, the fair value of retained MSR additions, and the realized and unrealized gains and losses from derivative instruments.

       Gains and losses from the sale of mortgage loans held for sale are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale and is included in gains on residential mortgage banking activities, net of variable loan expenses in the unaudited interim consolidated statements of income. Sales proceeds reflect the cash received from investors from the sale of a loan plus the servicing release premium if the related MSR is sold. Gains and losses also includes the unrealized gains and losses associated with the mortgage loans held for sale and the realized and unrealized gains and losses from IRLCs.

        Loan origination costs directly attributable to the processing, underwriting, and closing of a loan are included in the gain on sale of mortgage loans held for sale when loans are sold. Loan expenses include indirect costs related to loan origination activities, such as correspondent fees, and are expensed as incurred and are included in gains on residential mortgage banking activities, net of variable loan expenses, in the Company’s unaudited interim consolidated statements of income. The provision for loan indemnification includes the fair value of the incurred liability for mortgage repurchases and indemnifications recognized at the time of loan sale and any other provisions recorded against the loan indemnification reserve and are included in gains on residential mortgage banking activities, net of variable loan expenses, in the Company’s unaudited interim consolidated statements of income.

        Loan origination fee income represents revenue earned from originating mortgage loans and is included in gains on residential mortgage banking activities, net of variable loan expenses in the Company’s unaudited interim consolidated statements of income. Loan origination fees relating to mortgage loans held for sale are reflected in gains on residential mortgage banking activities, net of variable loan expenses, when loans are sold.

Note 4 – Recently Issued Accounting Pronouncements

Financial Accounting Standards Board ("FASB") Standards adopted during 2017

Standard	Summary of guidance		Effects on financial statements
ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern		Explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances.		The adoption of this standard did not have an impact on our unaudited interim consolidated financial statements.
Issued August 2014			
ASU 2016-09, Compensation—Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting		Simplifies the accounting for employee share-based payment transactions, including the accounting for associated income taxes and forfeitures.		The adoption of this standard did not have an impact on our unaudited interim consolidated financial statements.
Issued March 2016			
ASU 2016-17, Consolidation (Topic 810) – Interests Held through Related Parties That Are under Common Control	

When assessing which party is the primary beneficiary in a VIE requires that the decision maker considers interests held by entities under common control on a proportionate basis instead of treating those interests as if they were that of the decision maker itself, as current GAAP requires.

				The adoption of this standard did not have an impact on our unaudited interim consolidated financial statements.
Issued October 2016			

FASB Standards issued, but not yet adopted

Standard	Summary of guidance		Effects on financial statements
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)	

Outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.

				Required effective date: Annual reporting periods beginning after December 15, 2017.
Issued May 2014		The standard clarifies the required factors that an entity must consider when recognizing revenue and also requires additional disclosures.	

Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, the Company does not expect the new revenue recognition guidance to have a material impact on the elements of its unaudited interim consolidated statements of income most closely associated with financial instruments, including interest income, gains and losses on financial instruments, gains on residential mortgage banking activities, and servicing income.

		May be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption.	

The Company has evaluated the impact of this standard and we do not anticipate that the adoption will have a material impact on our unaudited interim consolidated financial statements. To the extent an adjustment is warranted, we will adjust for the cumulative effect recognized as of the date of adoption.

ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments	

Requires the use of an “expected loss” credit model for estimating future credit losses of certain financial instruments instead of the “incurred loss” credit model that existing GAAP currently requires.

				Required effective date: Annual reporting periods, and interim periods therein, beginning after December 15, 2019. Early adoption is permitted for periods beginning after December 15, 2018.
Issued June 2016	

The “expected loss” model requires the consideration of possible credit losses over the life of an instrument compared to only estimating credit losses upon the occurrence of a discrete loss event in accordance with the current “incurred loss” methodology.

				The Company is evaluating the impact ASU 2016-13 will have on our unaudited interim consolidated financial statements.
ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments	

Provides guidance on the disclosure and classification of certain items within the statement of cash flows, including beneficial interests obtained in a securitization of financial assets, debt prepayment or extinguishment costs, and distributions received from equity-method investees.

				Required effective date: Annual reporting periods, and interim periods therein, beginning after December 15, 2017.
Issued August 2016		Required to be applied retrospectively to all periods presented beginning in the year of adoption.		The Company is evaluating the impact this standard will have on our statement of cash flows.
ASU 2016-16, Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other Than Inventory	

Requires that an entity recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time of the transfer instead of deferring the tax consequences until the asset has been sold to an outside party, as current GAAP requires.

				Required effective date: Annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted.
Issued October 2016				The Company is evaluating the impact this standard will have on our unaudited interim consolidated financial statements.
ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash	

Requires that restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

				Required effective date: Annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted.
Issued November 2016				The Company is evaluating the impact this standard will have on our unaudited interim consolidated financial statements.
ASU 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business	

Amends the definition of a business to exclude acquisitions of groups of assets where substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets.

				Required effective date: Annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted.

Standard	Summary of guidance		Effects on financial statements
Issued January 2017		This ASU results in most real estate acquisitions no longer being considered business combinations and instead being accounted for as asset acquisitions.		The Company is evaluating the impact this standard will have on our unaudited interim consolidated financial statements.
ASU 2017-05, Other Income – Gains and Losses from the De-recognition of Nonfinancial Assets		Requires that all entities account for the de-recognition of a business in accordance with ASC 810, including instances in which the business is considered in substance real estate.		Required effective date: Annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted.
Issued February 2017				The Company is evaluating the impact this standard will have on our unaudited interim consolidated financial statements.
ASU 2017-09, Compensation—Stock Compensation (Topic 718) Scope of Modification Accounting		Provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.		Required effective date: Annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted.
Issued May 2017				There is currently no impact as there have been no modifications to share-based compensation.

ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)—Accounting for Certain Financial Instruments with Down Round Features

		Provides guidance which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.		Required effective date: Annual reporting periods, and interim periods therein, beginning after December 15, 2018. Early adoption is permitted.
Issued July 2017	

When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock.



This standard currently would not have an impact on our unaudited interim consolidated financial statements. None of our issued equity or debt (in particular our convertible notes), contain down round features.

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities		Provides guidance on simplifying the accounting and presentation for hedging activities.		This standard currently would not have an impact on our unaudited interim consolidated financial statements. We do not apply hedge accounting to any of our derivative instruments.
Issued August 2017			

Note 5 – Business Combinations

On October 31, 2016, Sutherland merged with and into a subsidiary of ZAIS, with ZAIS legally surviving the merger and changing its name to Sutherland Asset Management Corporation (the “combined company”). Per the terms of the Agreement and Plan of Merger (“Merger Agreement”), dated as of April 6, 2016, as amended as of May 9, 2016 and August 4, 2016, (i) Sutherland merged with and into ZAIS Merger Sub, LLC, with ZAIS Merger Sub, LLC surviving the merger transaction and continuing as a wholly-owned subsidiary of ZAIS and (ii) Sutherland Partners, L.P. merged with and into ZAIS Financial Partners, L.P., with ZAIS Financial Partners, L.P. legally surviving the merger transaction, continuing as a wholly-owned subsidiary of ZAIS, and changing its name to Sutherland Partners, L.P. ZAISwas re-named Sutherland Asset Management Corporation as part of the merger transaction (as a whole, the “Merger Transaction” or “merger”).

Prior to and as a condition to the merger, ZAIS disposed of its seasoned re-performing mortgage loan portfolio, such that upon the completion of the merger, ZAIS’s assets largely consisted of its GMFS origination subsidiary, cash, conduit loans and residential mortgage backed securities (“RMBS”). Additionally, prior to the closing, ZAIS completed a tender offer, purchasing 4,185,478 shares of common stock from existing ZAIS stockholders at a purchase price of $15.37 per share. In connection with the merger, 25,870,420 shares of common stock were issued to our pre-merger common stockholders, and 2,288,663 units in the operating partnership subsidiary (“OP units”) were issued to our pre-merger OP unit holders. Our pre-merger stockholders held approximately 86% of our stockholders’ equity as a result of the merger, with continuing ZAIS stockholders holding approximately 14% of our stockholders’ equity, on a fully diluted basis.

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

Additionally, the Merger Agreement provided for a cash tender offer to existing ZAIS shareholders for cash proceeds up to $64.3 million. The tender offer was completed at a price of $15.37 equal to 95% of ZAIS’s adjusted book value per share, as further adjusted by ZAIS’s pro-rata share of (i) an $8.0 million payment to ZAIS REIT Management, LLC relating to the termination of ZAIS’s existing advisory agreement, and (ii) approximately $4.0 million related to intangible assets. The tender offer resulted in the tender of 4,185,478 shares of ZAIS common stock.

The primary purpose of the merger was to increase the combined company’s scale, which is expected to enhance operational efficiencies, substantially increase the liquidity in the combined company common stock and meaningfully reduce operating costs.

The following pro-forma income and earnings of the combined company are presented for the three and nine months ended September 30, 2016 as if the merger had occurred on January 1, 2016:

	For the three months ended	For the nine months ended
(In Thousands)	September 30, 2016	September 30, 2016
Selected Financial Data
Interest income	$34,945	$112,712
Interest expense	(17,074)	(50,393)
Provision for loan losses	(488)	(4,689)
Non-interest income (expense)	(8,977)	(29,282)
Realized gain (loss)	2,161	2,767
Unrealized gain (loss)	6,644	(5,559)
Net income from continuing operations before income taxes	$17,211	$25,556

Note 6 – Loans and Allowance for Loan Losses

Loan accounting framework

       The accounting for a loan depends on management’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. The Company accounts for loans based on the following loan program categories:

•

Originated or purchased loans held-for-investment, other than PCI loans – originated transitional loans, originated conventional SBC and SBA loans that have been securitized, or acquired loans with no signs of credit deterioration at time of purchase.

•	Loans at fair value – originated conventional SBC and SBA loans that we intend to securitize
•	Loans held-for-sale, at fair value – originated or acquired that we intend to sell in the near term
•	PCI loans held-for-investment – acquired loans with signs of credit deterioration at time of purchase

Loan Portfolio

       The following table summarizes the classification, unpaid principal balance (“UPB”), and carrying value of loans held by the Company including loans of consolidated VIEs:

	September 30, 2017		December 31, 2016
Loans (In Thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Acquired SBA 7(a) loans	$354,293	$378,544	$440,731	$471,189
Acquired loans	133,506	152,284	310,286	355,660
Originated Transitional loans	192,263	191,880	163,155	162,270
Originated Transitional loans, at fair value	—	—	14,505	13,958
Originated SBC loans, at fair value	158,393	153,017	67,087	65,131
Originated SBC loans	30,279	29,846	10,426	10,749
Originated SBA 7(a) loans	32,829	34,742	15,414	16,112
Originated Residential Agency loans	1,552	1,553	2,238	2,413
Total Loans, before allowance for loan losses	$903,115	$941,866	$1,023,842	$1,097,482
Allowance for loan losses	$(10,219)	—	$(12,721)	—
Total Loans, net	$892,896	$941,866	$1,011,121	$1,097,482
Loans in consolidated VIEs
Loans
Originated SBC loans	$402,432	$392,234	$448,722	$436,220
Acquired loans	204,123	219,769	92,844	101,481
Acquired SBA 7(a) loans	74,616	103,268	91,978	127,963
Originated Transitional loans	225,700	223,954	25,424	24,486
Total Loans, in consolidated VIEs, before allowance for loan losses	$906,871	$939,225	$658,968	$690,150
Allowance for loan losses on loans in consolidated VIEs	$(2,505)	—	$(3,409)	—
Total Loans, net, in consolidated VIEs	$904,366	$939,225	$655,559	$690,150
Total Loans, net, and Loans, net in consolidated VIEs	$1,797,262	$1,881,091	$1,666,680	$1,787,632
Held for sale, at fair value, loans
Originated Residential Agency loans	$101,659	$97,653	$127,773	$125,012
Originated Freddie Mac loans	78,875	76,753	17,311	17,162
Originated SBA 7(a) loans	13,807	13,190	—	—
Acquired loans	5,977	6,099	36,713	36,734
Total Loans, held for sale, at fair value	$200,318	$193,695	$181,797	$178,908
Total Loan portfolio	$1,997,580	$2,074,786	$1,848,477	$1,966,540

Credit Quality Indicators

      The Company monitors credit quality of our loan portfolio based on primary credit quality indicators. Delinquency rates are a primary credit quality indicator for our types of loans. Loans that are more than 30 days past due provide an early warning of borrowers who may be experiencing financial difficulties and/or who may be unable or unwilling to repay the loan. As the loan continues to age, it becomes more clear that the borrower is likely either unable or unwilling to pay.

       The following tables display delinquency information on loans, net as of September 30, 2017 and December 31, 2016:

	September 30, 2017
Loans (In Thousands)	Current and less than 30 days past due	30-89 Days Past Due	90+ Days Past Due	Total Loans Carrying Value	Non-Accrual Loans	90+ Days Past Due but Accruing
Loans(1)(2)
Acquired SBA 7(a) loans	$409,053	$10,622	$5,877	$425,552	$18,976	$—
Acquired loans	271,849	29,376	29,514	330,739	24,525	6,642
Originated Transitional loans	417,963	—	—	417,963	—	—
Originated SBC loans, at fair value	158,393	—	—	158,393	—	—
Originated SBC loans	431,005	—	1,704	432,709	1,704	—
Originated SBA 7(a) loans	32,791	—	11	32,802	427	—
Originated Residential Agency loans	896	—	656	1,552	656	—
Total Loans, before general allowance for loans losses	$1,721,950	$39,998	$37,762	$1,799,710	$46,288	$6,642
General allowance for loan losses				$(2,448)
Total Loans, net				$1,797,262	$46,288	$6,642
Percentage of outstandings	95.7%	2.2%	2.1%	100%	2.6%	0.4%
(1) Loan balances include specific allowance for loan losses.
(2) Includes Loans, net in consolidated VIEs

	December 31, 2016
Loans (In Thousands)	Current and less than 30 days past due	30-89 Days Past Due	90+ Days Past Due	Total Loans Carrying Value	Non-Accrual Loans	90+ Days Past Due but Accruing
Loans(1)(2)
Acquired SBA 7(a) loans	$501,651	$15,715	$10,590	$527,956	$20,673	$2,127
Acquired loans	354,123	7,230	32,476	393,829	25,669	9,677
Originated Transitional loans, at fair value	14,505	—	—	14,505	—	—
Originated Transitional loans	179,700	8,879	—	188,579	—	—
Originated SBC loans, at fair value	67,087	—	—	67,087	—	—
Originated SBC loans	458,371	—	712	459,083	712	—
Originated SBA 7(a) loans	15,192	—	222	15,414	222	—
Originated Residential Agency loans	931	744	563	2,238	387	176
Total Loans, before allowance for loans losses	$1,591,560	$32,568	$44,563	$1,668,691	$47,663	$11,980
General allowance for loan losses				$(2,011)
Total Loans, net				$1,666,680	$47,663	$11,980
Percentage of outstandings	95.4%	2.0%	2.7%	100%	2.9%	0.7%
(1) Loan balances include specific allowance for loan losses.
(2) Includes Loans, net in consolidated VIEs

      In addition to delinquency rates, the current estimated LTV ratio is another indicator that can provide insight into a borrower’s continued willingness to pay, as the delinquency rate of high LTV loans tends to be greater than that for loans where the borrower has equity in the collateral. The geographic distribution of the loan collateral also provides insight as to the credit quality of the portfolio, as factors such as the regional economy, property price changes and specific events such as natural disasters, will affect credit quality. The Company monitors the loan-to-value ratio and associated risks on a monthly basis.

The following tables presents quantitative information on the credit quality of loans, net as of September 30, 2017 and December 31, 2016:

	Loan-to-Value (a)
(In Thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
September 30, 2017
Loans(1) (2)
Acquired SBA 7(a) loans	$9,243	$41,208	$130,248	$116,684	60,720	$67,449	$425,552
Acquired loans	51,041	81,451	100,840	54,317	24,906	18,184	330,739
Originated Transitional loans	—	38,073	170,268	189,063	14,234	6,325	417,963
Originated SBC loans, at fair value	—	17,364	20,034	104,196	16,799	—	158,393
Originated SBC loans	2,673	56,347	185,800	180,146	7,743	—	432,709
Originated SBA 7(a) loans	268	515	4,754	11,709	5,775	9,781	32,802
Originated Residential Agency loans	—	60	95	422	972	3	1,552
Total Loans, before general allowance for loans losses	$63,225	$235,018	$612,039	$656,537	$131,149	$101,742	$1,799,710
General allowance for loan losses							$(2,448)
Total Loans, net							$1,797,262
December 31, 2016
Loans(1) (2)
Acquired SBA 7(a) loans	$9,301	$42,617	$153,710	$141,586	86,085	$94,657	$527,956
Acquired loans	46,776	90,574	109,330	106,432	20,335	20,382	393,829
Originated Transitional loans, at fair value	—	—	1,475	13,030	—	—	14,505
Originated Transitional loans	—	17,187	78,219	44,730	32,967	15,476	188,579
Originated SBC loans, at fair value	—	11,303	5,728	34,150	15,906	—	67,087
Originated SBC loans	2,709	56,050	187,823	190,473	20,258	1,770	459,083
Originated SBA 7(a) loans	145	375	2,995	3,351	2,456	6,092	15,414
Originated Residential Agency loans	—	—	217	434	1,399	188	2,238
Total Loans, before allowance for loans losses	$58,931	$218,106	$539,497	$534,186	$179,406	$138,565	$1,668,691
General allowance for loan losses							$(2,011)
Total Loans, net							$1,666,680
(a) Loan-to-value is calculated as carrying amount as a percentage of current collateral value
(1) Loan balances include specific allowance for loan loss reserves.
(2) Includes Loans, net in consolidated VIEs

As of September 30, 2017 and December 31, 2016, the Company’s total carrying amount of loans in the foreclosure process was $0.3 million and $2.3 million, respectively.

The following table displays the geographic concentration of the Company’s loans, net, secured by real estate recorded on our unaudited interim consolidated balance sheets.

Geographic Concentration (Unpaid Principal Balance)	September 30, 2017	December 31, 2016
California	13.7%	13.6%
Texas	12.4	14.0
Florida	11.3	9.9
New York	7.2	6.9
Georgia	6.1	5.9
Arizona	5.2	5.2
North Carolina	3.8	3.7
Ohio	2.9	2.9
Virginia	2.7	2.9
Pennsylvania	2.0	2.9
Other	32.7	32.1
Total	100.0%	100.0%

The following table displays the collateral type concentration of the Company’s loans, net, on our unaudited interim consolidated balance sheets.

Collateral Concentration (Unpaid Principal Balance)	September 30, 2017	December 31, 2016
SBA(1)	27.5%	34.4%
Multi-family	18.4	13.8
Retail	18.2	14.3
Office	15.6	14.9
Mixed Use	6.2	5.0
Industrial	6.2	6.9
Lodging/Residential	3.1	4.8
Other	4.8	5.9
Total	100.0%	100.0%
(1) Further detail provided on SBA collateral concentration is included in table below.

The following table displays the collateral type concentration of the Company’s SBA loans within loans, net, on our unaudited interim consolidated balance sheets.

Collateral Concentration (Unpaid Principal Balance)	September 30, 2017	December 31, 2016
Offices of Physicians	16.1%	15.8%
Child Day Care Services	12.4	14.3
Lodging	11.1	11.4
Veterinarians	7.2	6.7
Eating Places	5.3	6.3
Grocery Stores	4.6	4.3
Auto	3.3	3.2
Accounting Auditing & Bookkeeping	2.1	2.4
Funeral Service & Crematories	2.0	1.7
Gasoline Service Stations	1.8	1.8
Other	34.1	32.1
Total	100.0%	100.0%

Allowance for Loan Losses

       The allowance for loan losses represents the Company’s estimate of probable credit losses inherent in the Company’s held-for-investment loan portfolio. This is assessed by considering credit quality indicators, including probable and historical losses, collateral values, LTV ratios, and economic conditions. The allowance for loan losses includes an asset-specific component, a general formula-based component, and a component related to PCI loans.

The following tables detail the allowance for loan losses by loan product and impairment methodology as of the unaudited interim consolidated balance sheet dates:

	September 30, 2017
(In Thousands)	Originated SBC loans	Originated Transitional loans		Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
General	$487		$-	$1,072	$251	$638	$2,448
Specific	2		-	919	1,622	27	2,570
PCI	-		-	5,971	1,735	-	7,706
Ending balance	$489	$		$7,962	$3,608	$665	$12,724

	December 31, 2016
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
General	$718	$21	$847	$253	$172	$2,011
Specific	44	-	1,131	2,491	-	3,666
PCI	-	-	8,193	2,260	-	10,453
Ending balance	$762	$21	$10,171	$5,004	$172	$16,130

       The following tables detail the activity of the allowance for loan losses for loans:

	Three months ended September 30, 2017
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
Beginning balance	$313	$105	$8,328	$4,648	$381	$13,775
Provision for (Recoveries of) loan losses	176	(105)	825	(714)	284	466
Charge-offs and sales	-	-	(254)	(186)	-	(440)
Recoveries	-	-	(937)	(140)	-	(1,077)
Ending balance	$489	$-	$7,962	$3,608	$665	$12,724

	Three months ended September 30, 2016
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
Beginning balance	$-	$-	$9,953	$5,741	$-	$15,694
Provision for (Recoveries of) loan losses	-	-	(153)	227	414	488
Charge-offs and sales	-	-	9	(358)	-	(349)
Recoveries	-	-	(853)	1	-	(852)
Ending balance	$-	$-	$8,956	$5,611	$414	$14,981

	Nine months ended September 30, 2017
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
Beginning balance	$762	$21	$10,171	$5,004	$172	$16,130
Provision for (Recoveries of) loan losses	(273)	(21)	1,997	(339)	493	1,857
Charge-offs and sales	-	-	(914)	(1,598)	-	(2,512)
Recoveries	-	-	(3,292)	541	-	(2,751)
Ending balance	$489	$-	$7,962	$3,608	$665	$12,724

	Nine months ended September 30, 2016
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
Beginning balance	$-	$-	$10,967	$6,155	$-	$17,122
Provision for (Recoveries of) loan losses	-	-	3,369	906	414	4,689
Charge-offs and sales	-	-	(876)	(1,451)	-	(2,327)
Recoveries	-	-	(4,504)	1	-	(4,503)
Ending balance	$-	$-	$8,956	$5,611	$414	$14,981

Impaired Loans- Non-PCI loans

The Company considers a loan to be impaired when the Company does not expect to collect all the contractual and principal payments as scheduled in the loan agreements. Impaired loans include loans that have been modified in a TDR or loans that are placed on non-accrual status. All impaired loans are evaluated for an asset-specific allowance as described in Note 3.

(In Thousands)	September 30, 2017	December 31, 2016
Impaired loans
With an allowance	$14,356	$14,772
Without an allowance	15,948	17,653
Total recorded carrying value of impaired loans	$30,304	$32,425
Allowance for loan losses related to impaired loans	$(2,562)	$(3,693)
Unpaid principal balance of impaired loans	$39,447	$33,185
Impaired loans on non-accrual status	$30,304	$32,425

Average carrying value of impaired loans	$30,964	$28,891

	September 30, 2017	September 30, 2016
Interest income on impaired loans for the three months ended	$1,508	$41
Interest income on impaired loans for the nine months ended	$2,703	$264

Troubled Debt Restructurings

If the borrower is determined to be in financial difficulty, then the Company will determine whether a financial concession has been granted to the borrower by analyzing the value of the loan as compared to the recorded investment, modifications of the interest rate as compared to market rates, modification of the stated maturity date, modification of the timing of principal and interest payments and the partial forgiveness of the loan. Modified loans that are classified as TDRs are individually evaluated and measured for impairment.

The following table summarizes the recorded investment of TDRs on the unaudited interim consolidated balance sheet dates by loan type.

	September 30, 2017			December 31, 2016
(In Thousands)	SBC	SBA	Total	SBC	SBA	Total
Recorded carrying value modified loans classified as TDRs	$3,462	$10,374	$13,836	$7,918	$11,135	$19,053
Allowance for loan losses on loans classified as TDRs	$829	$715	$1,544	$656	$1,544	$2,200

Carrying value of modified loans classified as TDRs
Carrying value of modified loans classified as TDRs on accrual status	$1,856	$3,343	$5,199	$5,196	$359	$5,555
Carrying value of modified loans classified as TDRs on non-accrual status	1,606	7,031	8,637	2,722	10,776	13,498
Total carrying value of modified loans classified as TDRs	$3,462	$10,374	$13,836	$7,918	$11,135	$19,053

The following table summarizes the TDR activity that occurred during the three months ended September 30, 2017 and 2016 and the financial effects of these modifications.

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
(In Thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	-	9	9	2	14	16
Pre-modification recorded balance (a)	$-	$766	$766	$284	$629	$913
Post-modification recorded balance (a)	-	843	843	299	646	945

Number of loans that remain in default as of September 30, 2017 (b)	-	5	5	-	-	-
Balance of loans that remain in default as of September 30, 2017 (b)	$-	$374	$374	$-	$-	$-

Concession granted (a):
Term extension	$-	$462	$462	$175	$339	$514
Interest rate reduction	-	5	5	-	35	35
Principal reduction	-	-	-	-	62	62
Foreclosure	-	374	374	124	205	329
Total	$-	$841	$841	$299	$641	$940
(a) Represents carrying value.

(b) Represents the September 30, 2017 carrying values of the TDRs that occurred during the three months ended September 30, 2017 and 2016 that remained in default as of September 30, 2017. Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected.  For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

The following table summarizes the TDR activity that occurred during the nine months ended September 30, 2017 and 2016 and the financial effects of these modifications.

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
(In Thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	11	34	45	12	51	63
Pre-modification recorded balance (a)	$3,070	$3,650	$6,720	$2,339	$6,309	$8,648
Post-modification recorded balance (a)	2,593	3,685	6,278	2,362	6,299	8,661

Number of loans that remain in default as of September 30, 2017 (b)	7	14	21	2	62	64
Balance of loans that remain in default as of September 30, 2017 (b)	$1,364	$1,369	$2,733	$118	$5,377	$5,495

Concession granted (a):
Term extension	$17	$2,772	$2,789	$1,135	$4,998	$6,133
Interest rate reduction	157	5	162	-	38	38
Principal reduction	775	167	942	-	93	93
Foreclosure	930	498	1,428	311	550	861
Total	$1,879	$3,442	$5,321	$1,446	$5,679	$7,125
(a) Represents carrying value.

(b) Represents the September 30, 2017 carrying values of the TDRs that occurred during the nine months ended September 30, 2017 and 2016 that remained in default as of September 30, 2017. Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected.  For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

The Company does not believe the financial impact of the presented TDRs to be material. The other elements of the Company’s modification programs do not have a significant impact on financial results given their relative size, or do not have a direct financial impact as in the case of covenant changes.

Loans, held-for-investment are accounted for under ASC 310-10 or ASC 310-30 depending on whether there is evidence of credit deterioration at the time of acquisition. The outstanding carrying amount of our held-for-investment loan portfolio broken down by ASC 310-10 (non-PCI loans) and ASC 310-30 (PCI loans) is as follows:

	September 30, 2017		December 31, 2016
	Non-PCI	PCI	Non-PCI	PCI
(In Thousands)	Loans	Loans	Loans	Loans
Unpaid principal balance	$1,599,354	$128,720	$1,536,245	$172,298
Non-accretable discount	—	(8,838)	—	(24,784)
Accretable discount	(43,633)	(24,010)	(55,563)	(26,978)
Loans, held-for-investment	1,555,721	95,872	1,480,682	120,536
Allowance for loan losses	(5,018)	(7,706)	(5,677)	(10,453)
Loans, held-for-investment	$1,550,703	$88,166	$1,475,005	$110,083

In the three and nine months ended September 30, 2017 and 2016, the Company did not acquire any PCI loans.

PCI Loans

      The following table details the activity of the accretable yield on PCI loans, held-for investment. The amount of accretable yield is affected by changes in credit outlooks, including metrics such as default and loss severities, prepayment speeds, which can change the amount and period of time over which interest payments are expected to be received, and the interest rates on variable loans.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Beginning accretable yield- PCI loans	$(23,839)	$(30,840)	$(26,978)	$(42,031)
Purchases/Originations	—	(676)	—	(676)
Sales	165	1,521	1,940	6,448
Accretion	1,164	1,414	3,592	5,487
Other	(194)	(1)	(993)	(3,038)
Transfers	(1,306)	716	(1,571)	5,944
Ending accretable yield- PCI loans	$(24,010)	$(27,866)	$(24,010)	$(27,866)

Note 7 – Fair Value Measurements

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

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of September 30, 2017:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash held in money market funds	$632	$—	$—	$632
Short term investments	99,994	—	—	99,994
Loans, held for sale, at fair value	—	107,631	92,687	200,318
Loans, held at fair value	—	—	158,393	158,393
Mortgage backed securities, at fair value	—	—	41,371	41,371
Derivative instruments, at fair value	—	1,562	2,569	4,131
Residential mortgage servicing rights, at fair value	—	—	68,815	68,815
Total assets	$100,626	$109,193	$363,835	$573,654

Liabilities:
Derivative instruments, at fair value	$—	$358	$—	$358
Contingent consideration	—	—	9,037	9,037
Total liabilities	$—	$358	$9,037	$9,395

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2016:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash held in money market funds	$632	$—	$—	$632
Short term investments	319,984	—	—	319,984
Loans, held for sale, at fair value	—	164,485	17,312	181,797
Loans, held at fair value	—	—	81,592	81,592
Mortgage backed securities, at fair value	—	—	32,391	32,391
Derivative instruments, at fair value	—	3,095	2,690	5,785
Residential mortgage servicing rights, at fair value	—	—	61,376	61,376
Total assets	$320,616	$167,580	$195,361	$683,557

Liabilities:
Derivative instruments, at fair value	$—	$643	$—	$643
Contingent consideration	—	—	14,487	14,487
Total liabilities	$—	$643	$14,487	$15,130

The following table presents a summary of changes in the fair value of loans, held at fair value, classified as Level 3:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Beginning Balance	$161,890	$212,920	$81,592	$155,134
Realized gains (losses), net	(1)	9	(7)	7
Unrealized gains (losses), net	2,307	1,040	4,485	2,989
Originations	36,243	24,932	119,856	88,272
Sales	—	(4,800)	(3,352)	(1,434)
Principal payments	(1,141)	(20)	(3,276)	—
Transfer to loans, held for sale, at fair value	—	(463)	—	(11,350)
Transfer to loans, held-for-investment	(40,905)	—	(40,905)	—
Ending Balance	$158,393	$233,618	$158,393	$233,618

As of September 30, 2017 and December 31, 2016, the unrealized gains on loans, held at fair value were $5.4 million and $2.5 million, respectively.

The following table presents a summary of changes in the fair value of loans, held for sale, at fair value classified as Level 3:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Beginning Balance	$60,045	$—	$17,311	$—
Realized gains, net	4,313	844	9,005	3,641
Unrealized gains, net	1,771	929	2,595	603
Purchases	—	—	—	—
Originations	196,068	75,109	352,975	200,574
Sales	(165,334)	(36,622)	(284,707)	(170,082)
Principal payments	(9,743)	(17,409)	(10,429)	(22,772)
Transfer from loans, held at fair value	—	463	—	11,350
Transfer from loans, held-for-investment, net	5,567	—	5,937	—
Ending Balance	$92,687	$23,314	$92,687	$23,314

As of September 30, 2017 and December 31, 2016, the unrealized gains on loans, held for sale, at fair value were $6.6 million and $0.1 million, respectively.

The following table presents a summary of changes in the fair value of MBS, at fair value classified as Level 3:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Beginning Balance	$43,877	$27,013	$32,391	$213,504
Accreted discount, net	96	64	204	145
Realized gains (losses), net	395	157	433	(3,396)
Unrealized gains (losses), net	194	664	1,311	4,318
Purchases	—	8,844	14,448	17,388
Sales / Principal Payments	(3,191)	(1,930)	(7,416)	(197,147)
Ending Balance	$41,371	$34,812	$41,371	$34,812

As of September 30, 2017 and December 31, 2016, the unrealized gain (loss) on MBS at fair value was $1.0 million and ($0.3 million), respectively.

       Refer to “Note 9 – Servicing rights” for activity relating to the changes in the fair value of the Company’s residential mortgage servicing rights. As of September 30, 2017 and December 31, 2016, the unrealized gains on residential mortgage servicing rights, at fair value were $3.0 million and $6.9 million, respectively.

The following table presents a summary of changes in the fair value of derivatives instruments, at fair value classified as Level 3, or interest rate lock commitments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Beginning Balance	$2,719	$—	$2,690	$—
Unrealized gains	(150)	—	(121)	—
Ending Balance	$2,569	$—	$2,569	$—

As of September 30, 2017 and December 31, 2016, the unrealized gains (loss) on derivative instruments, at fair value were ($1.4 million) and $0.8 million, respectively.

The following table presents a summary of changes in the fair value of contingent consideration classified as Level 3:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Beginning Balance	$8,939	$—	$14,487	$—
Adjustment for legal settlement	—	—	(5,744)	—
Amortization	98	—	294	—
Ending Balance	$9,037	$—	$9,037	$—

As of September 30, 2017 and December 31, 2016, there was no unrealized gain (loss) on contingent consideration.

The Company’s policy is to recognize transfers in and transfers out as of the beginning of the period of the event or the change in circumstances that caused the transfer. Transfers between Level 2 and Level 3 generally relate to whether there were changes in the significant relevant observable and unobservable inputs that are available for the fair value measurements of such financial instruments. There were no transfers to or from Level 3 for the unaudited interim consolidated balance sheet periods presented.

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

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level 3 of the fair value hierarchy as of September 30, 2017 using third party information without adjustment:

		Predominant			Weighted
		Valuation			Average Price
(In Thousands, except price)	Fair Value	Technique	Type	Price Range	(a)
Loans, held at fair value	$158,393	Single External Source	Third Party Mark	$100.00 – 104.00	$103.51
Loans, held for sale, at fair value	92,687	Single External Source	Third Party Mark	100.00 – 108.72	103.05
Mortgage backed securities, at fair value (b)	41,245	Broker Quotes	Third Party Mark	29.89 – 103.60	70.01
Mortgage backed securities, at fair value	126	Transaction Price	Transaction Price	99.00 – 99.00	99.00
Residential mortgage servicing rights, at fair value	68,815	Single external source	Discounted cash flow	N/A	N/A
Contingent consideration	9,037	Single external source	Option pricing model	N/A	N/A

(a)Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class

(b)Price ranges and weighted averages exclude interest-only strips with a fair value of $1.2 million as of September 30, 2017.

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

Financial instruments not carried at fair value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the unaudited interim consolidated balance sheets and are classified as Level 3:

	September 30, 2017		December 31, 2016
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Loans, held-for-investment	$1,638,869	$1,707,078	$1,585,088	$1,639,982
Servicing rights	20,557	22,047	22,478	23,470
Total assets	$1,659,426	$1,729,125	$1,607,566	$1,663,452
Liabilities:
Secured short-term borrowings	$522,767	$522,767	$927,462	$927,462
Promissory note, net	6,494	6,494	7,378	7,378
Securitized debt obligations of consolidated VIEs, net	680,282	685,694	492,942	483,381
Senior secured note, net	138,074	138,074	—	—
Guaranteed loan financing	313,388	328,495	390,555	409,751
Convertible note, net	109,414	109,414	—	—
Total liabilities	$1,770,419	$1,790,938	$1,818,337	$1,827,972

Other assets totaling $31.2 million at September 30, 2017 and $32.6 million at December 31, 2016 are not carried at fair value and include Due from servicers and Accrued interest, which are reflected in Note 20. Receivable from third parties totaling $6.8 million at September 30, 2017 and $7.2 million at December 31, 2016 are not carried at fair value. For these instruments, carrying value approximates fair value and are classified as Level 3.

Accounts payable and other accrued liabilities totaling $8.5 million at September 30, 2017 and $8.4 million at December 31, 2016 are not carried at fair value and include Payable to related parties and Accrued interest payable which are included in Note 20. For these instruments, carrying value approximates fair value and are classified as Level 3.

Note 8 – Mortgage Backed Securities

The following table presents certain information about the Company’s MBS portfolio, which are classified as trading securities and carried at fair value, as of September 30, 2017.

	September 30, 2017
		Weighted
	Weighted	Average				Gross	Gross
	Average	Interest	Principal	Amortized		Unrealized	Unrealized
(In Thousands)	Maturity (a)	Rate (a)	Balance	Cost	Fair Value	Gains	Losses
MBS
Freddie Mac Loans	12/2036	3.6%	$42,035	$29,916	$30,039	$1,428	$(1,305)
Commercial Loans	11/2031	8.2	15,106	10,306	11,206	899	—
Tax Liens	09/2026	6.0	127	127	126	—	—
Total		4.8%	$57,268	$40,349	$41,371	$2,327	$(1,305)

(a)	Weighted based on current principal balance

The following table presents certain information about the Company’s MBS portfolio, which are classified as trading securities and carried at fair value, as of December 31, 2016.

	December 31, 2016
		Weighted
	Weighted	Average				Gross	Gross
	Average	Interest	Principal	Amortized		Unrealized	Unrealized
(In Thousands)	Maturity (a)	Rate (a)	Balance	Cost	Fair Value	Gains	Losses
MBS
Freddie Mac Loans	04/2036	3.6%	$22,219	$16,999	$16,937	$1,466	$(1,528)
Commercial Loans	08/2031	7.9	19,027	13,149	12,946	139	(342)
Tax Liens	03/2031	6.5	2,534	2,533	2,508	—	(25)
Total		5.7%	$43,780	$32,681	$32,391	$1,605	$(1,895)

(a)	Weighted based on current principal balance

The following table presents certain information about the maturity of the Company’s MBS portfolio as of September 30, 2017.

	Weighted
	Average
	Interest	Principal	Amortized
(In Thousands)	Rate (b)	Balance	Cost	Fair Value
After five years through ten years	3.8%	$47,305	$31,147	$31,615
After ten years	9.6	9,963	9,203	9,756
Total	4.8%	$57,269	$40,350	$41,371

(b)	Weighted based on current principal balance

The following table presents certain information about the maturity of the Company’s MBS portfolio as of December 31, 2016.

	Weighted
	Average
	Interest	Principal	Amortized	Estimated
(In Thousands)	Rate (c)	Balance	Cost	Fair Value
After five years through ten years	8.9%	$13,616	$12,579	$12,709
After ten years	4.2	30,164	20,102	19,682
Total	5.7%	$43,780	$32,681	$32,391

(c)	Weighted based on current principal balance

Note 9 - Servicing rights

The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The Company’s servicing fees are specified by pooling and servicing Agreements. The Company earned gross servicing fees of $7.1 million and $2.8 million, for the three months ended September 30, 2017 and 2016, respectively. The Company earned gross servicing fees of $21.5 million and $8.9 million, for the nine months ended September 30, 2017 and 2016, respectively.

The following table presents information about the Company’s portfolios of servicing rights:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
SBA servicing rights, at amortized cost
Beginning net carrying amount	$17,631	$22,677	$20,275	$26,329
Additions due to loans sold, servicing retained	710	310	1,409	685
Amortization	(969)	(1,230)	(3,099)	(3,942)
Impairment	76	(253)	(1,137)	(1,568)
Ending net carrying value of SBA servicing rights	$17,448	$21,504	$17,448	$21,504
Freddie Mac servicing rights, at amortized cost
Beginning net carrying amount	$2,323	$1,714	$2,203	$921
Additions due to loans sold, servicing retained	869	274	1,922	1,495
Amortization	(159)	(141)	(386)	(391)
Impairment	76	—	(630)	(178)
Ending net carrying value of Freddie Mac servicing rights	$3,109	$1,847	$3,109	$1,847
Ending net carrying value of SBA and Freddie Mac servicing rights, at amortized cost	$20,557	$23,351	$20,557	$23,351
Residential mortgage servicing rights, at fair value
Beginning Balance	$66,797	$—	$61,376	$—
Additions due to loans sold, servicing retained	5,245	—	15,629	—
Loan pay-offs	(1,499)	—	(4,238)	—
Unrealized losses	(1,728)	—	(3,952)	—
Ending fair value of residential mortgage servicing rights	$68,815	$—	68,815	—
Total servicing rights	$89,372	$23,351	89,372	23,351

Servicing rights – SBA and Freddie Mac

The Company’s SBA and Freddie Mac servicing rights are carried at the lower of cost or amortized cost. The Company estimates the fair value of the SBA and Freddie Mac servicing rights carried at amortized cost using a combination of internal models and data provided by third-party valuation experts. The assumptions used in our internal models include the speed at which the mortgages prepay, cost of servicing, discount rate and probability of default.

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

The following table presents additional information about the Company’s SBA and Freddie Mac servicing rights:

	As of September 30, 2017		As of December 31, 2016
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Carrying Value	Amount	Carrying Value
SBA	$424,881	$17,448	$449,115	$20,275
Freddie Mac	439,681	3,109	224,826	2,203
Total	$864,562	$20,557	$673,941	$22,478

The significant assumptions used in the September 30, 2017 and December 31, 2016 estimated valuation of the Company’s SBA and Freddie Mac commercial servicing rights carried at amortized cost include:

	September 30, 2017				December 31, 2016
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA servicing rights (at amortized cost)
• Forward prepayment rate	2.3	-	21.0%	11.9%	2.1	-	19.1%	13.1%
• Forward default rate	0.0	-	9.6%	2.2%	0.0	-	10.8%	1.2%
• Discount rate	12.0	-	12.0%	12.0%	12.0	-	12.0%	12.0%
• Servicing expense	0.4	-	0.4%	0.4%	0.4	-	0.4%	0.4%

Freddie Mac commercial servicing rights (at amortized cost)
• Forward prepayment rate	10.0	-	10.0%	10.0%	10.0	-	10.0%	10.0%
• Forward default rate	1.1	-	1.1%	1.1%	1.1	-	1.1%	1.1%
• Discount rate	12.0	-	12.0%	12.0%	12.0	-	12.0%	12.0%
• Servicing expense	0.2	-	0.2%	0.2%	0.2	-	0.2%	0.2%

These assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the carrying amount of the Company’s SBA and Freddie Mac servicing rights.

(In Thousands)	September 30, 2017	December 31, 2016
SBA servicing rights (at amortized cost)
• Forward prepayment rate
10% adverse change	$(547)	$(664)
20% adverse change	(1,062)	(1,290)

• Default rate
10% adverse change	$(20)	$(12)
20% adverse change	(39)	(24)

• Discount rate
10% adverse change	$(529)	$(576)
20% adverse change	(1,024)	(1,290)

Freddie Mac commercial servicing rights (at amortized cost)
• Forward prepayment rate
10% adverse change	$(119)	$(55)
20% adverse change	(231)	(107)

• Default rate
10% adverse change	$(4)	$(2)
20% adverse change	(9)	(4)

• Discount rate
10% adverse change	$(116)	$(54)
20% adverse change	(223)	(104)

The estimated future amortization expense for the servicing rights is expected to be as follows:

(In Thousands)	September 30, 2017
2017	$1,127
2018	4,009
2019	3,308
2020	2,719
2021	2,221
Thereafter	7,173
Total	$20,557

Residential mortgage servicing rights

The following table presents additional information about the Company’s residential mortgage servicing rights carried at fair value:

	As of September 30, 2017		As of December 31, 2016
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Fair Value	Amount	Fair Value
Fannie Mae	$2,482,149	$26,105	$2,211,493	$23,924
Ginnie Mae	2,062,515	22,849	1,817,009	21,205
Freddie Mac	1,804,468	19,861	1,452,902	16,247
Total	$6,349,132	$68,815	$5,481,404	$61,376

The significant assumptions used in the September 30, 2017 and December 31, 2016 valuation of the Company’s residential mortgage servicing rights carried at fair include:

	September 30, 2017				December 31, 2016
	Range of input values			Weighted Average	Range of input values			Weighted Average
Residential mortgage servicing rights (at fair value)
• Forward prepayment rate	7.3	-	28.0%	8.7%	6.9	-	11.7%	9.3%
• Discount rate	10.5	-	13.0%	10.9%	10.5	-	11.5%	10.8%
• Servicing expense	0.7	-	0.8%	0.7%	0.4	-	1.7%	0.5%

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the fair value of the Company’s residential mortgage servicing rights.

(In Thousands)	September 30, 2017	December 31, 2016
Prepayment rate
10% adverse change	$(2,412)	$(2,038)
20% adverse change	(4,679)	(3,983)
Discount rate
10% adverse change	$(2,871)	$(2,299)
20% adverse change	(5,520)	(4,438)
Cost of servicing
10% adverse change	$(1,193)	$(1,304)
20% adverse change	(2,387)	(2,607)

Note 10 – Gains on residential mortgage banking activities, net of variable loan expenses

Gains on residential mortgage banking activities, net of variable loan expenses, reflects variable revenue and expense within our residential mortgage banking business directly related to loan origination and sale activity. This primarily consists of the realized gains on sales of residential loans held for sale and loan origination fee income, offset by direct costs, such as correspondent fee expenses and other direct expenses relating to these loans, which vary based on loan origination volumes. Gains on residential mortgage banking activities, net of variable loan expenses, also consists of unrealized gains and losses associated with the changes in fair value of the loans held for sale, the fair value of retained MSR additions, and the realized and unrealized gains and losses from derivative instruments.

The following table presents the components of gains on residential mortgage banking activities, net of variable loan expenses, recorded in the Company’s unaudited interim consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Realized and unrealized gains and losses of residential mortgage loans held for sale, at fair value	$16,388	$—	$49,806	$—
Creation of new mortgage servicing rights, net of payoffs	3,746	—	11,392	—
Loan origination fee income on residential mortgage loans	2,079	—	6,221	—
Correspondent fees and other direct loan expenses, including provision for loan indemnification	(11,276)	—	(33,147)	—
Unrealized gains (loss) on IRLCs and other derivatives	(202)	—	(2,043)	—
Total gains on residential mortgage banking activities, net of variable loan expenses	$10,735	$—	$32,229	$—

Note 11 – Secured Short-Term Borrowings and Promissory Note

The following tables present certain characteristics of our secured short-term borrowings and promissory note:

				Pledged Assets Carrying Value at		Carrying Value of Borrowing at
(in 000s)	Maturity	Pricing	Facility Size	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Borrowings under credit facilities
JPMorgan - Commercial (1)	June 2018	L+ 3.25 to 3.50%	$250,000	$43,407	$226,253	$30,960	$190,066
Keybank - Commercial (2)	September 2018	L + 1.75%	100,000	78,872	17,311	76,753	17,162
Comerica - Residential (3)	March 2018	L + 2.125%	150,000	65,460	35,102	61,332	33,575
UBS - Residential loans (3)	November 2017	L + 2.30%	65,000	—	43,121	—	39,750
Associated Bank - Residential loans (3)	August 2018	L + 2.25%	40,000	15,446	28,575	14,345	27,869
Origin Bank - Residential loans (3)	May 2018	L + 2.25%	40,000	20,191	18,910	19,006	18,188
Total borrowings under credit facilities (9)			$645,000	$223,376	$369,272	$202,396	$326,610
Borrowings under repurchase agreements
Deutsche Bank- Commercial (4)	February 2018	L + 2.50 to 3.50%	$275,000	$119,707	$118,962	$76,954	$82,716
JPMorgan - Commercial (5)	December 2017	L + 2.50 to 4.50%	250,000	77,343	93,691	44,883	52,169
Citibank - Commercial (6)	June 2018	L + 2.25% to 3.00%	200,000	59,911	119,376	49,778	102,576
JPMorgan - MBS (7)	November 2017	2.56 to 3.94%	36,331	54,518	42,253	36,331	30,363
Citibank - MBS (7)	November 2017	3.37%	5,957	11,496	11,496	5,957	5,226
Bank of America - MBS (7)	January 2018	3.38 - 3.48%	8,112	9,630	11,815	6,568	8,112
Mizuho - STI (8)	N/A	N/A	99,950	—	100,000	—	99,950
Societe Generale - STI (8)	N/A	N/A	19,940	—	19,994	—	19,940
RBC - STI (8)	October 2017	1.50%	199,800	99,994	199,990	99,900	199,800
Total borrowings under repurchase agreements (10)			$1,095,090	$432,599	$717,577	$320,371	$600,852
Total secured short-term borrowings			$1,740,090	$655,975	$1,086,849	$522,767	$927,462

Promissory note payable
FCB - Commercial	June 2021	2.75%	$9,164	$8,233	$9,144	$6,494	$7,378
Total promissory note payable			$9,164	$8,233	$9,144	$6,494	$7,378

(1)	Borrowings are used to finance SBC and SBA loan acquisitions, and SBA loan originations.
(2)	Borrowings are used to finance Freddie Mac SBC loan originations.
(3)	Borrowings are used to finance Residential Agency loan originations.
(4)	Borrowings are used to finance SBC loan originations.
(5)	Borrowings are used to finance SBC loan originations, Transitional loan originations, and SBC loan acquisitions.
(6)	Borrowings are used to finance SBC loan originations and SBC loan acquisitions.
(7)	Borrowings are used to finance Mortgage backed securities and Retained interests in consolidated VIE's.
(8)	Borrowings are used to finance Short-term investments.
(9)	The weighted average interest rate of borrowings under credit facilities was 2.9% and 4.2% as of September 30, 2017 and December 31, 2016, respectively.
(10)	The weighted average interest rate of borrowings under repurchase agreements was 2.4% and 1.8% as of September 30, 2017 and December 31, 2016, respectively.

The following table presents the carrying value of the Company’s collateral pledged with respect to short-term secured borrowings and promissory note payable outstanding with our lenders:

	Pledged Assets Carrying Value at
(In Thousands)	September 30, 2017	December 31, 2016
Collateral pledged - borrowings under credit facilities
Loans, net	$223,376	$369,272
Total collateral pledged on borrowings under credit facilities	$223,376	$369,272
Collateral pledged - borrowings under repurchase agreements
Short-term investments	$99,994	$319,984
Loans, net	256,961	332,029
Mortgage backed securities	9,630	11,815
Retained interest in assets of consolidated VIEs	66,014	53,749
Total collateral pledged on borrowings under repurchase agreements	$432,599	$717,577
Total collateral pledged on secured short-term borrowings	$655,975	$1,086,849

Collateral pledged - promissory note payable
Loans, net	$8,233	$9,144
Total collateral pledged on promissory note payable	$8,233	$9,144

The agreements governing the Company’s secured short-term borrowings and promissory note require the Company to maintain certain financial and debt covenants. The Company was in compliance with all debt and financial covenants as of September 30, 2017 and December 31, 2016.

Note 12 – Offsetting Assets and Liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity decline by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty.  As of September 30, 2017 and December 31, 2016 and for the periods then ended, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

For derivatives traded under an ISDA Master Agreement, the collateral requirements are listed under the Credit Support Annex, which is the sum of the mark to market for each derivative contract, the independent amount due to the derivative counterparty and any thresholds, if any. Collateral may be in the form of Cash or any eligible securities, as defined in the respective ISDA agreements. Cash collateral pledged to and by the Company with the counterparty, if any, is reported separately on the unaudited interim consolidated balance sheets as restricted cash. All margin call amounts must be made before the notification time and must exceed a minimum transfer amount threshold before a transfer is required. All margin calls must be responded to and completed by the close of business on the same day of the margin call, unless otherwise specified. Any margin calls after the notification time must be completed by the next business day. Typically, the Company and its counterparties are not permitted to sell, rehypothecate or use the collateral posted. To the extent amounts due to the Company from its counterparties are not fully collateralized, the Company bears exposure and the risk of loss from a defaulting counterparty. The Company attempts to mitigate counterparty risk by establishing ISDA Agreements with only high grade counterparties that have the financial health to honor their obligations and diversification, entering into agreements with multiple counterparties.

In accordance with ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, the Company is required to disclose the impact of offsetting of assets and liabilities represented in the unaudited interim consolidated balance sheets to enable users of the unaudited interim consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities.  These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to set off, and (d) the Company’s right of setoff is enforceable at law.  As of September 30, 2017 and December 31, 2016, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the unaudited interim consolidated balances sheets.

The following table provides disclosure regarding the effect of offsetting of the Company’s recognized assets and liabilities presented in the unaudited interim consolidated balance sheet as of September 30, 2017:

		Gross	Assets
		Amounts	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Offset in the	the	Balance Sheets (1)
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
(In Thousands)	Assets	Sheets	Sheets	Instruments	Received	Net Amount
Interest rate swaps	$1,562	$—	$1,562	$—	$1,562	$—
Total	$1,562	$—	$1,562	$—	$1,562	$—

		Gross	Liabilities
		Amounts	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Offset in the	the	Balance Sheets (1)
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
(In Thousands)	Liabilities	Sheets	Sheets	Instruments	Paid	Net Amount
Interest rate swaps	$303	$—	$303	$—	$303	$—
Credit default swaps	55	—	55	—	55	—
Secured short-term borrowings	522,767	—	522,767	522,767	—	—
Promissory note, net	6,494	—	6,494	6,494	—	—
Total	$529,619	$—	$529,619	$529,261	$358	$—

(1)

Amounts presented in these columns are limited in total to the net amount of assets or liabilities presented in the prior column by instrument. In certain cases, there is excess cash collateral or financial assets we have pledged to a counterparty that exceed the financial liabilities subject to a master netting repurchase arrangement or similar agreement. Additionally, in certain cases, counterparties may have pledged excess cash collateral to us that exceeds our corresponding financial assets. In each case, any of these excess amounts are excluded from the table although they are separately reported in our unaudited interim consolidated balance sheets as assets or liabilities, respectively.

The following table provides disclosure regarding the effect of offsetting of the Company’s recognized assets and liabilities presented in the unaudited interim consolidated balance sheet as of December 31, 2016:

		Gross	Assets
		Amounts	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Offset in the	the	Balance Sheets (1)
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
(In Thousands)	Assets	Sheets	Sheets	Instruments	Received	Net Amount
Credit default swaps	$173	$—	$173	$—	$—	$173
Interest rate swaps	2,924	2	2,922	—	—	2,922
Total	$3,097	$2	$3,095	$—	$—	$3,095

			Liabilities
		Gross	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Amounts	the	Balance Sheets (1)
	Amounts of	Offset in the	Consolidated		Cash
	Recognized	Consolidated	Balance	Financial	Collateral
(In Thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Paid	Net Amount
Interest rate swaps	$643	$—	$643	$—	$643	$—
Secured short-term borrowings	927,462	—	927,462	925,602	1,860	—
Promissory note, net	7,378	—	7,378	7,378	—	—
Total	$935,483	$—	$935,483	$932,980	$2,503	$—

(1)

Amounts presented in these columns are limited in total to the net amount of assets or liabilities presented in the prior column by instrument. In certain cases, there is excess cash collateral or financial assets we have pledged to a counterparty that exceed the financial liabilities subject to a master netting repurchase arrangement or similar agreement. Additionally, in certain cases, counterparties may have pledged excess cash collateral to us that exceeds our corresponding financial assets. In each case, any of these excess amounts are excluded from the table although they are separately reported in our unaudited interim consolidated balance sheets as assets or liabilities, respectively.

Note 13 – Derivative Instruments

The Company is exposed to changing interest rates and market conditions, which affects cash flows associated with borrowings. The Company uses derivative instruments to manage interest rate risk and conditions in the commercial mortgage market and, as such, views them as economic hedges. Interest rate swaps are used to mitigate the exposure to changes in interest rates and involve the receipt of variable-rate interest amounts from a counterparty in exchange for making payments based on a fixed interest rate over the life of the swap contract. CDS are executed in order to mitigate the risk of deterioration in the current credit health of the commercial mortgage market. IRLCs are entered into with customers who have applied for residential mortgage loans and meet certain underwriting criteria. These commitments expose GMFS to market risk if interest rates change, and if the loan is not economically hedged or committed to an investor.

The Company has not elected hedge accounting for these derivative instruments and, as a result, the fair value adjustments on such instruments are recorded in earnings. The fair value adjustments for interest rate swaps and CDS, along with the related interest income, interest expense and gains/(losses) on termination of such instruments, are reported as a net realized gain on financial instruments on the unaudited interim consolidated statements of income. The fair value adjustments for IRLCs, along with the related interest income, interest expense and gains/(losses) on termination of such instruments, are reported in gains on residential mortgage banking activities, net of variable loan expenses on the unaudited interim consolidated statements of income.

The following tables summarize the Company’s use of derivatives and their effect on the unaudited interim consolidated financial statements. Notional amounts included in the table are the average notional amounts on the unaudited interim consolidated balance sheet dates. We believe these are the most relevant measure of volume or derivative activity as they best represent the Company’s exposure to underlying instruments.

As of September 30, 2017 and December 31, 2016 the Company had one open credit default swap contract and 50 open interest rate swap contracts with counterparties.

The following table summarizes the Company’s derivatives as of the unaudited interim consolidated balance sheet dates:

		As of September 30, 2017			As of December 31, 2016
			Asset	Liability		Asset	Liability
		Notional	Derivatives	Derivatives	Notional	Derivatives	Derivatives
(In Thousands)	Primary Underlying Risk	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Credit Default Swaps	Credit Risk	$15,000	$—	$(55)	$15,000	$(173)	$–
Interest Rate Swaps	Interest rate risk	373,850	1,562	(303)	378,050	(2,922)	(643)
Interest rate lock commitments (IRLCs)	Interest rate risk	206,988	2,569	—	212,530	(2,690)	—
Total		$595,838	$4,131	$(358)	$605,580	$(5,785)	$(643)

The following tables summarize the gains and losses on the Company’s derivatives:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
		Net Change in		Net Change in
	Net Realized	Unrealized	Net Realized	Unrealized
(In Thousands)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Credit default swaps (1)	$—	$(150)	$(230)	$(227)
Interest rate swaps (1)	(742)	870	(855)	901
Residential mortgage banking activities interest rate swaps (2)	—	(53)	—	(1,922)
Interest rate lock commitments (IRLCs) (2)	—	(149)	—	(121)
Total	$(742)	$518	$(1,085)	$(1,369)

(1) Gains (losses) are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of income.

(2) Gains (losses) are recorded in gains on residential mortgage banking activities, net of variable loan expenses, in the consolidated statements of income.

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
		Net Change in		Net Change in
	Net Realized	Unrealized	Net Realized	Unrealized
(In Thousands)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Credit default swaps (1)	$—	$(195)	$—	$(360)
Interest rate swaps (1)	(347)	1,004	(1,476)	(1,868)
Total	$(347)	$809	$(1,476)	$(2,228)
(1) Gains (losses) are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the unaudited interim consolidated statements of income.

Note 14 – Senior secured notes, net and Convertible notes, net

Senior secured notes, net

On February 13, 2017, ReadyCap Holdings LLC, a subsidiary of the Company, issued $75.0 million in 7.50% Senior Secured Notes due 2022. On June 13, 2017, ReadyCap Holdings LLC, issued an additional $65.0 million in aggregate principal amount of 7.50% Senior Secured Notes due 2022, which have identical terms (other than issue date and issue price) to the notes issued on February 13, 2017 (collectively “the Senior Secured Notes”). The additional $65.0 million in Senior Secured Notes were priced with a yield-to-maturity of 6.75%.  Payments of the amounts due on the Senior Secured Notes are fully and unconditionally guaranteed by the Company and its subsidiaries: Sutherland Partners LP, Sutherland Asset I, LLC, and ReadyCap Commercial, LLC. The funds are be used to fund new SBC and SBA loan originations.

As of September 30, 2017, we were in compliance with all covenants with respect to the Senior Secured Notes.

Convertible notes, net

On August 9, 2017, the Company closed an underwritten public sale of $115.0 million aggregate principal amount of its 7.00% convertible senior notes due 2023 (“Convertible Notes”). The Convertible Notes will mature on August 15, 2023, unless earlier repurchased, redeemed or converted. During certain periods and subject to certain conditions, the notes will be convertible by holders into shares of the Company's common stock at an initial conversion rate of 1.4997 shares of common stock per $25 principal amount of the notes, which is equivalent to an initial conversion price of approximately $16.67 per share of common stock. Upon conversion, holders will receive, at the Company's discretion, cash, shares of the Company's common stock or a combination thereof.

The Company may redeem all or any portion of the Convertible Notes, at its option, on or after August 15, 2021, at a redemption price payable in cash equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest. Additionally, upon the occurrence of certain corporate transactions, holders may require the Company to purchase the Convertible Notes for cash at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest.

The Convertible Notes will be convertible only upon satisfaction of one or more of the following conditions: (1) the closing market price of the Company’s common stock is greater than or equal to 120% of the conversion price of the respective Convertible Notes for at least 20 out of 30 days prior to the end of the preceding fiscal quarter, (2) the trading price of the Convertible Notes is less than 98% of the product of (i) the conversion rate and (ii) the closing price of the Company’s common stock during any five consecutive trading day period, (3) the Company issues certain equity instruments at less than the 10-day average closing market price of its common stock or the per-share value of certain distributions exceeds the market price of the Company’s common stock by more than 10%, or (4) certain other specified corporate events (significant consolidation, sale, merger share exchange, etc.) occur.

At issuance, we allocated $112.7 million and $2.3 million of the carrying value of the Convertible Notes to its debt and equity components, respectively, before the allocation of deferred financing costs.

As of September 30, 2017, we were in compliance with all covenants with respect to the Convertible Notes.

The following table presents the components of the Senior Secured Notes and Convertible Notes, including the carrying value for the aggregate contractual maturities, on the unaudited interim consolidated balance sheet:

(in thousands, except rates)	Coupon Rate	Maturity Date	September 30, 2017
2017 Senior Secured Notes principal amount(1)	7.50%	2/15/2022	$140,000
Unamortized premium - Senior Secured Notes			1,827
Unamortized deferred financing costs - Senior Secured Notes			(3,753)
Total Senior secured notes, net			$138,074
2017 Convertible Notes- principal amount (2)	7.00%	8/15/2023	115,000
Unamortized discount - Convertible Notes (3)			(2,218)
Unamortized deferred financing costs - Convertible Notes			(3,368)
Total Convertible Notes, net			$109,414
Total carrying amount of debt components			$247,488
Total carrying amount of conversion option of equity components recorded in additional paid-in capital			$2,147

(1)	Interest on the Senior Secured Notes is payable semiannually on each February 15 and August 15, beginning on August 15, 2017.
(2)	Interest on the Convertible Notes is payable quarterly on February 15, May 15, August 15, and November 15 of each year, beginning on November 15, 2017.
(3)	Represents the discount created by separating the conversion option from the debt host instrument.

Note 15 – Guaranteed loan financing

Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the unaudited interim consolidated balance sheets and the proceeds from the portion sold is recorded as guaranteed loan financing in the liabilities section of the unaudited interim consolidated balance sheets. For these partial loan sales, the interest earned on the entire loan balance is recorded as interest income and the interest earned by the buyer in the partial loan sale is recorded within interest expense in the accompanying unaudited interim consolidated statements of income.

The following table summarizes certain information with respect to the Company's total guaranteed loan financings outstanding as of the unaudited interim consolidated balance sheet dates:

	Weighted	Range of
	Average	Interest	Range of
(In Thousands)	Interest Rate	Rates	Maturities (Years)	Ending Balance
September 30, 2017	3.48%	1.62 – 7.00%	2017 - 2038	$313,388
December 31, 2016	2.79%	3.50 – 8.75%	2017 - 2038	$390,555

The following table summarizes contractual maturities of total guaranteed loan financing outstanding:

(In Thousands)	September 30, 2017
2017	$809
2018	2,872
2019	3,205
2020	3,855
2021	5,267
Thereafter	297,380
Total	$313,388

Our guaranteed loan financings are secured by loans, net of $318.1 million and $396.9 million as of September 30, 2017 and December 31, 2016, respectively.

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

The following table presents certain information on the management fee payable to our Manager:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Management fee - total	$2.0 million	$1.8 million	$6.0 million	$5.5 million
Management fee - amount unpaid	$2.0 million	$2.5 million	$2.0 million	$2.5 million

Incentive Distribution

The Manager is entitled to an incentive distribution in an amount equal to the product of (i) 15% and (ii) the excess of (a) core earnings (as defined in the partnership agreement or our operating partnership) on a rolling four-quarter basis over (b) an amount equal to 8.00% per annum multiplied by the weighted average of the issue price per share of the common stock or OP units multiplied by the weighted average number of shares of common stock outstanding, provided that core earnings over the prior twelve calendar quarters (or the period since the closing of the ZAIS merger, whichever is shorter) is greater than zero. For purposes of determining the incentive distribution payable to our Manager, core earnings is defined under the partnership agreement of our operating partnership in a manner that is similar to the definition of Core Earnings described below under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” included in this quarterly report on Form 10-Q but with the following additional adjustments which (i) further exclude: (a) the incentive distribution, (b) non-cash equity compensation expense, if any, (c) unrealized gains or losses on SBC loans (not just MBS and MSRs), (d)  depreciation and amortization (to the extent we foreclose on any property), and (e) one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of the independent directors and (ii) add back any realized gains or losses on the sales of MBS and on discontinued operations which were excluded from the definition of Core Earnings described under "Non-GAAP Financial Measures". There was no incentive fee distribution for the three or nine months ended September 30, 2017 or 2016.

The initial term of the Management Agreement extends for three years from the closing of the ZAIS merger and is automatically renewed for one-year terms on each anniversary thereafter. Following the initial term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors or the holders of a majority of the outstanding common stock (excluding shares held by employees and affiliates of the Manager), based upon (1) unsatisfactory performance by our Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

Expense Reimbursement

In addition to the management fees and profit allocation described above, the Company is also responsible for reimbursing the Manager for certain expenses paid by our Manager on behalf of the Company and for certain services provided by the Manager to the Company. Expenses incurred by the Manager and reimbursed by us are typically included in salaries and benefits or general and administrative expense on the unaudited interim consolidated statements of income.

The following table presents certain information on reimbursable expenses payable to our Manager:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Reimbursable expenses payable to our Manager - total	$0.7 million	$0.5 million	$2.4 million	$1.3 million
Reimbursable expenses payable to our Manager - amount unpaid	$1.3 million	$0.5 million	$1.3 million	$0.5 million

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

Our operating results will depend, in part, on differences between the income from our investments and our financing costs.  Generally, our debt financing is based on a floating rate of interest calculated on a fixed spread over the relevant index, subject to a floor, as determined by the particular financing arrangement. In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.  Furthermore, such defaults could have an adverse effect on the spread between our interest-earning assets and interest-bearing liabilities.

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

Prepayment Risk — As we receive prepayments of principal on our investments, premiums paid on such investments will be amortized against interest income.  In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the investments and this is also affected by interest rate movements.  Conversely, discounts on such investments are accreted into interest income.  In general, an increase in prepayment rates will accelerate the accretion of purchase discounts, thereby increasing the interest income earned on the investments. An increase in prepayment rates will also adversely affect the fair value of our MSRs.

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

Management is not aware of any other contingencies that would require accrual or disclosure in the unaudited interim consolidated financial statements.

Unfunded Loan Commitments

As of September 30, 2017 and December 31, 2016, the Company had $5.3 million and $14.9 million of unfunded loan commitments related to loans, held at fair value, respectively. As of September 30, 2017 and December 31, 2016, the Company had $80.5 million and $29.3 million of unfunded loan commitments related to loans, held-for-investment, respectively.

Commitments to Originate Loans

GMFS enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose GMFS to market risk if interest rates change, and the loan is not economically hedged or committed to an investor. GMFS is also exposed to credit loss if the loan is originated and not sold to an investor and the borrower does not perform.

GMFS enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose GMFS to market risk if interest rates change, and the loan is not hedged or committed to an investor. GMFS is also exposed to credit loss if the loan is originated and not sold to an investor and the mortgagor does not perform.

Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. As of September 30, 2017 and December 31, 2016, total commitments to originate loans were $193.4 million and $200.0 million, respectively.

Note 19 – Income Taxes

The Company is a REIT pursuant to IRC Section 856. Our qualification as a REIT depends on our ability to meet various requirements imposed by the Internal Revenue Code, which relate to our organizational structure, diversity of stock ownership and certain requirements with regard to the nature of our assets and the sources of our income. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four taxable years. As of September 30, 2017 and December 31, 2016, we were in compliance with all REIT requirements.

Certain of our subsidiaries have elected to be taxed as a taxable REIT subsidiary (“TRS”). A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. The accompanying unaudited interim consolidated financial statements include an interim tax provision for our TRS’ for the three and nine months ended September 30, 2017 and 2016, respectively.

During the three months ended September 30, 2017 and 2016, we recorded an income tax benefit of $0.3 million and an income tax expense $1.3 million, respectively. During the nine months ended September 30, 2017 and 2016, we recorded an income tax expense of $1.8 million and $3.3 million, respectively. The income tax expense for the above periods primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. During the three months ended September 30, 2017, the Company executed an internal restructuring involving ReadyCap Holdings, LLC and SAMC REO 2013-01, LLC. As a result of the restructuring, Management concluded that SAMC REO’s deferred tax assets are more likely than not to be realized in the future and released $2.9 million of valuation allowance. There were no material changes to uncertain tax positions during the quarter.

Note 20 – Other Asset and Other Liabilities

The following table details the Company’s other assets and other liabilities as of the unaudited interim consolidated balance sheet dates.

(In Thousands)	September 30, 2017	December 31, 2016
Other assets:
Due from servicers	6,053	27,029
Intangible assets	3,357	3,636
Accrued interest	5,284	5,606
Real estate acquired in settlement of loans	4,217	3,933
Deferred financing costs	2,487	3,376
Fixed assets	1,329	1,572
Prepaid taxes	4,646	1,456
Deferred tax asset	1,371	1,371
Prepaid technology expense	519	918
Prepaid insurance expense	135	899
Other	5,958	4,481
Total other assets	$35,356	$54,277
Accounts payable and other accrued liabilities:
Accrued salaries, wages and commissions	$13,722	$17,450
Servicing principal and interest payable	7,196	10,664
Repair and denial reserve	6,524	6,813
Liability under subservicing agreements	2,158	6,757
Unapplied cash	5,421	6,278
Accrued interest payable	6,548	4,680
Payable to related parties	2,034	3,762
Accrued professional fees	997	2,880
Loan indemnification reserve	2,813	2,780
Accrued tax liability	3,667	1,996
Liability under participation agreements	1,115	1,735
Deferred tax liability	632	632
Accounts payable on liability under participation agreements	50	982
Cash held as collateral	—	80
Other	1,702	2,718
Total accounts payable and other accrued liabilities	$54,579	$70,207

Real Estate Acquired in Settlement of Loans

The Company acquires real estate through the foreclosure of its loans and the occasional purchase of real estate. The Company’s real estate properties are held in the Company’s consolidated Taxable REIT Subsidiaries (“TRS”), SAMC REO 2013-01, LLC, ReadyCap Lending, LLC, and other asset specific TRSs. The following tables summarize the carrying amount of the Company’s real estate holdings as of the unaudited interim consolidated balance sheet dates:

(In Thousands)	September 30, 2017	December 31, 2016
North Carolina	1,850	1,850
Florida	1,023	1,320
Illinois	873	19
Texas	108	108
Other	363	636
Total	$4,217	$3,933

The table above includes real estate acquired in settlement of loans for which the Company has recorded cumulative valuation adjustments of $7.7 million and $6.9 million at September 30, 2017 and December 31, 2016, respectively. These assets have been marked to third-party broker price opinions less an estimate of costs to sell.

Loan indemnification reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other accrued liabilities in the Company's unaudited interim consolidated balance sheets and the provision for loan indemnification losses is included in gains on residential mortgage banking activities, net of variable loan expenses, in the Company's unaudited interim consolidated statements of income. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demand, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability. At September 30, 2017 and December 31, 2016, the loan indemnification reserve was $2.8 million.

Because of the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. At September 30, 2017 and December 31, 2016, the reasonably possible loss above the recorded loan indemnification reserve was not considered material.

Note 21 – Other Income and Other Operating Expenses

The following table details the Company’s other income and operating expenses for the unaudited interim consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Other income
Origination income	1,163	1,601	3,184	3,139
Release/(Increase) of repair and denial reserve	277	(343)	289	1,222
Other	413	471	808	974
Total other income	$1,853	$1,729	$4,281	$5,335
Other operating expenses
Origination costs	2,167	916	4,636	2,804
Technology expense	964	732	2,736	2,096
Charge off of real estate acquired in settlement of loans	644	278	746	912
Rent expense	554	317	1,676	931
Recruiting, training and travel expenses	539	273	1,718	954
Acquisition costs	282	71	600	500
Depreciation	125	—	390	—
Marketing expense	401	49	1,168	278
Insurance expense	247	109	733	367
Other	1,524	628	4,780	2,343
Total other operating expenses	$7,447	$3,373	$19,183	$11,185

Note 22 – Variable Interest Entities and Securitization Activities

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

Securitization transactions

The Company regularly engages in loan securitization transactions. Under ASC 810, Consolidation, the Operating Partnership is required to consolidate, as a VIE, the SPE/trust that was created to facilitate the transactions and to which the underlying loans in connection with the securitization were transferred. See Note 3 for a discussion of our accounting policies applied to the consolidation of the VIE and transfer of the loans in connection with the securitization.

The loans in the securitization trust are comprised of performing and non-performing SBC loans, Transitional loans, and SBA loans.

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

For financial statement reporting purposes, since the underlying trust is consolidated, the securitization is effectively viewed as a financing of the loans that were securitized to enable the senior security to be created and sold to a third-party investor. As such, the senior security is presented on the unaudited interim consolidated balance sheets as securitized debt obligations of consolidated VIEs. The third-party beneficial interest holders in the VIE have no recourse against the Company, except that the Company has an obligation to repurchase assets from the VIE in the event that certain representations and warranties in relation to the loans sold to the VIE are breached. In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE. As previously stated, the Company is not obligated to provide, nor has the Company provided, any financial support to these consolidated securitization vehicles.

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

Securitized debt

The consolidation of the securitization transactions includes the senior securities issued to third parties which are shown as securitized debt obligations of consolidated VIEs on the unaudited interim consolidated balance sheets. The following table presents additional information on the Company’s securitized debt obligations:

	September 30, 2017			December 31, 2016
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(In Thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
Waterfall Victoria Mortgage Trust 2011-SBC2	$16,461	$16,461	5.3%	$24,472	$24,472	5.2%
Sutherland Commercial Mortgage Loans 2015-SBC4	11,419	10,919	4.0	39,464	38,402	3.9
Sutherland Commercial Mortgage Trust 2017-SBC6	133,370	131,891	3.3	—	—	—
ReadyCap Commercial Mortgage Trust 2014-1	50,059	50,032	3.5	84,320	83,885	3.4
ReadyCap Commercial Mortgage Trust 2015-2	159,347	154,526	4.1	166,232	160,699	4.0
ReadyCap Commercial Mortgage Trust 2016-3	105,329	102,272	3.5	133,774	129,914	3.5
Ready Capital Mortgage Financing 2017-FL1	187,862	183,142	2.6	—	—	—
ReadyCap Lending Small Business Trust 2015-1	31,457	31,039	2.4	56,055	55,570	2.0
Total	$695,304	$680,282	3.4%	$504,317	$492,942	3.6%

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

VIE impact on unaudited interim consolidated financial statements

The following table reflects the securitized assets and liabilities recorded on the unaudited interim consolidated balance sheets:

(In Thousands)	September 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$26	$131
Restricted cash	17,175	808
Loans, net	904,366	655,559
Real estate acquired in settlement of loans	3,439	4,103
Accrued interest	4,519	2,835
Due from servicers	15,369	27,660
Total assets	944,894	691,096
Liabilities:
Securitized debt obligations of consolidated VIEs, net	680,282	492,942
Total liabilities	680,282	492,942
Equity	$264,612	$198,154

Note 23 – Stockholders’ Equity

Common stock dividends

The following table presents cash dividends declared by our board of directors on our common stock from July 1, 2016 through September 30, 2017:

			Dividend per
Declaration Date	Record Date	Payment Date	Share
August 23, 2016	September 2, 2016	September 16, 2016	$0.45	(1)
October 11, 2016	October 14, 2016	October 25, 2016	$0.36	(1)
December 21, 2016	December 30, 2016	January 27, 2017	$0.35
March 14, 2017	March 31, 2017	April 13, 2017	$0.37
June 15, 2017	June 30, 2017	July 31, 2017	$0.37
September 12, 2017	September 29, 2017	October 20, 2017	$0.37
(1) Retrospectively adjusted for the equivalent number of shares after the reverse merger.

Incentive fee stock issuance

On January 8, 2016, the Company issued 27,199 shares at $17.74 per share to the Manager for the incentive distribution fee earned for the second and third quarters of 2015.  As discussed above, the Manager is entitled to an incentive distribution fee as defined in the Management Agreement.

Stock incentive plan

In connection with the reverse merger, the Company adopted ZAIS’s 2012 equity incentive plan (“the 2012 Plan”). The 2012 Plan authorizes the Compensation Committee to approve grants of equity-based awards to our officers, directors, and employees of the Manager and its affiliates. The equity incentive plan provides for grants of equity-based awards up to an aggregate of 5% of the shares of the Company’s common stock issued and outstanding from time to time on a fully diluted basis.

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

The following table summarizes the Company’s RSU and RSA activity for the three and nine months ended September 30, 2017:

	Independent Director RSUs			Employee RSAs
(In Thousands, except share data)	Number of shares	Weighted-average grant date fair value	Weighted-average grant date fair value (per share)	Number of shares	Weighted-average grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, January 1	—	$—	$—	—	$—	$—
Granted	40,000	580	14.50	—	—	—
Vested	(25,000)	(363)	14.50	—	—	—
Forfeited	—	—	—	—	—	—
Canceled	—	—	—	—	—	—
Outstanding, March 31, 2017	15,000	$217	$14.50	—	$—	$—
Granted	—	—	—	25,851	380	14.70
Vested	(5,000)	(72)	14.50	—	—	—
Forfeited	—	—	—	—	—	—
Canceled	—	—	—	—	—	—
Outstanding, June 30, 2017	10,000	$145	$14.50	25,851	$380	$14.70
Granted	—	—	—	—	—	14.70
Vested	(5,000)	(72)	14.50	—	—	—
Forfeited	—	—	—	—	—	—
Canceled	—	—	—	—	—	—
Outstanding, September 30, 2017	5,000	$73	$14.50	25,851	$380	$14.70

During the three and nine months ended September 30, 2017, the Company recognized $0.1 million and $0.5 million of noncash compensation expense, respectively, related to its stock-based incentive plan in its unaudited interim consolidated statements of income.

At September 30, 2017, approximately $0.5 million of noncash compensation expense related to unvested awards had not yet been charged to net income. These costs are expected to be amortized into compensation expense ratably over the course of the remainder of the respective vesting periods.

Litigation settlement

On May 2, 2017, the Company issued approximately $4.0 million in shares of the Company's common stock (275,862 shares issued) to a counterparty in connection with a litigation settlement.

Note 24 – Earnings per Share of Common Stock

The following table provides a reconciliation of both income from continuing operations and loss from discontinued operations, and the number of shares of common stock used in the computation of basic income per share. This reconciliation has been retrospectively adjusted for the equivalent number of shares after the reverse acquisition.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands, except for share and per share amounts)	2017	2016		2017	2016
Basic Earnings
Continuing Operations
Income from continuing operations	$12,374	$9,571		$33,084	$27,683
Less: Income attributable to non-controlling interest	533	777		1,891	2,217
Less: Income attributable to participating shares	15	-		37	-
Basic - Income from continuing operations	$11,826	$8,794		$31,156	$25,466

Discontinued Operations
Loss from discontinued operations	-	-		-	(351)
Basic — Net income attributable to common stockholders after allocation to participating shares	$11,826	$8,794		$31,156	$25,115

Diluted Earnings
Continuing Operations
Basic — Income from continuing operations	$12,374	$9,571		$33,084	$27,683
Less: Income attributable to non-controlling interest	533	777		1,891	2,217
Less: Income attributable to participating shares	15	-		37	-
Add: Undistributed earnings to participating shares	-	-		-	-
Less: Undistributed earnings reallocated to participating shares	-	-		-	-
Diluted — Income from continuing operations	$11,826	$8,794		$31,156	$25,466

Discontinued Operations
Basic — Loss from discontinued operations	-	-		-	(351)
Diluted — Net income attributable to common stockholders after allocation to participating shares	$11,826	$8,794		$31,156	$25,115

Number of Shares
Basic — Average shares outstanding	32,026,494	25,870,485	(1)	31,120,476	25,870,485	(1)
Effect of dilutive securities — Unvested participating shares	2,486	-		973	-
Diluted — Average shares outstanding	32,028,980	25,870,485		31,121,449	25,870,485

Basic
Income from continuing operations	$0.37	$0.34		$1.00	$0.98
Loss from discontinued operations	-	-		-	(0.01)

Diluted
Income from continuing operations	$0.37	$0.34		$1.00	$0.98
Loss from discontinued operations	-	-		-	(0.01)
(1) Retroactively adjusted for the equivalent number of shares after the reverse acquisition using an exchange rate of 0.8356.

As of September 30, 2017, 5,000 participating unvested RSUs were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Additionally, as of September 30, 2017, there are potential shares of common stock contingently issuable upon the conversion of the Convertible Notes in the future. The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash. Based on this assessment, we determined that it would be appropriate to apply a method similar to the treasury stock method and would be assessed each quarter, with our other potentially dilutive instruments. In order to compute the dilutive effect, the number of shares included in the denominator of diluted EPS is determined by dividing the “conversion spread value” of the share-settled portion (value above accreted value of face value and interest component) of the instrument by the share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the bond upon an assumed conversion. As of September 30, 2017, the conversion spread value is currently zero, since the closing price of our common stock does not exceed the conversion rate (strike price) and are “out-of-the-money”, resulting in no impact on diluted EPS.

Certain investors own OP units in our operating partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the operating partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the Operating Partnership is reduced and the Company's equity is increased. At September 30, 2017 and December 31, 2016, the non-controlling interest OP unit holders owned 1,150,827 and 2,349,561, OP units, respectively, or 3.5% and 7.1% of the OP units issued by our operating partnership.

Note 25 – Interest Income and Interest Expense

    Interest income and interest expense are recorded in the unaudited interim consolidated statements of income and classified based on the nature of the underlying asset or liability.

    The following table presents the components of interest income and expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Interest income
Loans
Acquired SBA 7(a) loans	$8,807	$10,186	$28,349	$36,066
Acquired loans	7,335	10,238	26,065	35,103
Originated Transitional loans	8,711	2,043	17,248	5,127
Originated SBC loans, at fair value	1,531	3,950	5,361	9,784
Originated SBC loans	5,703	4,527	16,924	13,899
Originated SBA 7(a) loans	232	15	585	(77)
Originated Residential Agency loans	11	—	236	—
Total loans (1)	$32,330	$30,959	$94,768	$99,902
Held for sale, at fair value, loans
Originated Residential Agency loans	$930	$—	$2,784	$—
Originated Freddie loans	713	164	1,137	352
Originated SBA 7(a) loans	171	—	965	—
Total loans, held for sale, at fair value	$1,814	$164	$4,886	$352
Mortgage backed securities, at fair value	894	767	2,515	4,028
Total interest income	$35,038	$31,890	$102,169	$104,282
Interest expense
Secured short-term borrowings	$(6,365)	$(6,508)	$(20,669)	$(18,083)
Securitized debt obligations of consolidated VIEs	(6,292)	(4,233)	(16,174)	(13,174)
Guaranteed loan financing	(3,189)	(3,338)	(9,973)	(10,701)
Senior secured note	(2,744)	—	(5,311)	—
Convertible note	(1,260)	—	(1,260)	—
Promissory note	(58)	(18)	(192)	(85)
Total interest expense	$(19,908)	$(14,097)	$(53,579)	$(42,043)
Net interest income before provision for loan losses	$15,130	$17,793	$48,590	$62,239
(1) Includes interest income on loans in consolidated VIEs.

Note 26 – Segment Reporting

The Company reports its results of operations through the following four business segments: i) Loan Acquisitions, ii) SBC Originations, iii) SBA Originations, Acquisitions and Servicing, and iv) Residential Mortgage Banking. The Company’s organizational structure is based on a number of factors that the Chief Operating Decision Maker (“CODM”), the Chief Executive Officer (“CEO”), uses to evaluate, view, and run its business operations, which includes customer base and nature of loan program types. The segments are based on this organizational structure and the information reviewed by management to evaluate segment results.

Loan Acquisitions

Through the Loan Acquisitions segment, the Company acquires performing and non-performing SBC loans and intends to continue to acquire these loans as part of the Company’s business strategy.

SBC Originations

Through the SBC Originations segment, the Company originates SBC loans secured by stabilized or transitional investor properties using multiple loan origination channels. Additionally, as part of this segment, we originate and service multi-family loan products under the Freddie Mac program. This segment also reflects the impact of our SBC securitization activities.

SBA Originations, Acquisitions, and Servicing

Through the SBA Originations, Acquisitions, and Servicing segment, the Company acquires, originates and services loans guaranteed by the SBA under the SBA Section 7(a) Program. This segment also reflects the impact of our SBA securitization activities.

Residential Mortgage Banking

Through the Residential Mortgage Banking segment, the Company originates residential mortgage loans eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, USDA and VA through retail, correspondent and broker channels. The historical results of our Residential mortgage banking segment has been reclassified in the unaudited interim consolidated statements of income to conform to our current period’s presentation of gains on residential mortgage banking activities, net of variable loan expenses.

Corporate- Other

       Corporate- Other consists primarily of unallocated corporate financing, including interest expense relating to our senior secured and convertible notes on funds yet to be deployed, allocated employee compensation from our Manager, management and incentive fees paid to our Manager, as well as other general corporate overhead expenses.

Segment Realignment

       Effective at the beginning of the third quarter of 2017, the Company implemented organizational changes to align its segment financial reporting more closely with its current business practices. These organizational changes resulted in securitization activities on originated SBC and SBA loans being transferred out of the Loan Acquisitions segment and into either the SBC originations or SBA originations, acquisitions, and servicing segment, based on loan type. These organizational changes also resulted in the Company presenting Corporate- Other amounts separately and no longer reflecting these amounts as part of the four business segments. Prior period numbers were revised to conform to the new segment alignment and to be consistent with our current period’s presentation.

In accordance with ASC 280, Segment Reporting, the Company has not included discontinued operations in the segment reporting. The Company uses segment net income or loss from continuing operations as the measure of profitability of its reportable segments.

Results of Business Segments and All Other

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the three months ended September 30, 2017 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$7,800	$17,258	$9,039	$941	$—	$35,038
Interest expense	(3,937)	(10,252)	(3,795)	(797)	(1,127)	(19,908)
Net interest income before provision for loan losses	$3,863	$7,006	$5,244	$144	$(1,127)	$15,130
Provision for loan losses	(1,063)	168	429	—	—	(466)
Net interest income after provision for loan losses	$2,800	$7,174	$5,673	$144	$(1,127)	$14,664
Non-interest income (expense)
Gains on residential mortgage banking activities, net of variable loan expenses	$—	$—	$—	$10,735	$—	$10,735
Other income (loss)	402	961	444	46	—	1,853
Servicing income	4	166	1,556	4,408	—	6,134
Employee compensation and benefits	(106)	(1,879)	(2,862)	(8,735)	(133)	(13,715)
Allocated employee compensation and benefits from related party	(99)	—	—	—	(891)	(990)
Professional fees	(343)	(446)	(534)	(264)	(564)	(2,151)
Management fees – related party	—	—	—	—	(2,034)	(2,034)
Loan servicing expense	(787)	(661)	(228)	(1,712)	—	(3,388)
Other operating expenses	(1,467)	(2,750)	(993)	(1,677)	(560)	(7,447)
Total non-interest income (expense)	$(2,396)	$(4,609)	$(2,617)	$2,801	$(4,182)	$(11,003)
Net realized (loss) gain on financial instruments	(377)	2,768	3,304	—	—	5,695
Net unrealized gain (loss) on financial instruments	173	3,807	414	(1,728)	12	2,678
Net income (loss) before provision for income taxes	$200	$9,140	$6,774	$1,217	$(5,297)	$12,034
Provision for income taxes	—	(352)	(2,169)	(282)	3,143	340
Net income (loss)	$200	$8,788	$4,605	$935	$(2,154)	$12,374
Total Assets	$426,699	$1,152,153	$525,862	$298,435	$99,994	$2,503,143

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the nine months ended September 30, 2017 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$28,242	$41,972	$28,935	$3,020	$—	$102,169
Interest expense	(12,472)	(23,798)	(12,120)	(2,310)	(2,879)	(53,579)
Net interest income before provision for loan losses	$15,770	$18,174	$16,815	$710	$(2,879)	$48,590
Provision for loan losses	(1,787)	84	(154)	—	—	(1,857)
Net interest income after provision for loan losses	$13,983	$18,258	$16,661	$710	$(2,879)	$46,733
Non-interest income (expense)
Gains on residential mortgage banking activities, net of variable loan expenses	$—	$—	$—	$32,229	$—	$32,229
Other income (loss)	769	2,708	706	98	—	4,281
Servicing income	37	(197)	3,598	12,770	—	16,208
Employee compensation and benefits	(386)	(5,713)	(7,457)	(26,359)	(715)	(40,630)
Allocated employee compensation and benefits from related party	(301)	—	—	—	(2,709)	(3,010)
Professional fees	(868)	(1,110)	(1,499)	(753)	(2,104)	(6,334)
Management fees – related party	—	—	—	—	(6,018)	(6,018)
Loan servicing expense	(2,155)	(1,724)	1,359	(4,993)	—	(7,513)
Other operating expenses	(2,871)	(6,486)	(2,951)	(5,116)	(1,759)	(19,183)
Total non-interest income (expense)	$(5,775)	$(12,522)	$(6,244)	$7,876	$(13,305)	$(29,970)
Net realized (loss) gain on financial instruments	(106)	6,082	6,714	—	461	13,151
Net unrealized gain (loss) on financial instruments	1,647	6,671	625	(3,953)	(57)	4,933
Net income (loss) before provision for income taxes	$9,749	$18,489	$17,756	$4,633	$(15,780)	$34,847
Provision for income taxes	—	(10)	(4,999)	(1,252)	4,498	(1,763)
Net income (loss)	$9,749	$18,479	$12,757	$3,381	$(11,282)	$33,084
Total Assets	$426,699	$1,152,153	$525,862	$298,435	$99,994	$2,503,143

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the three months ended September 30, 2016 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$10,679	$11,010	$10,201	$—	$—	$31,890
Interest expense	(4,398)	(5,152)	(4,199)	—	(348)	(14,097)
Net interest income before provision for loan losses	$6,281	$5,858	$6,002	$—	$(348)	$17,793
Provision for loan losses	153	—	(641)	—	—	(488)
Net interest income after provision for loan losses	$6,434	$5,858	$5,361	$—	$(348)	$17,305
Non-interest income (expense)
Gains on residential mortgage banking activities, net of variable loan expenses	$—	$—	$—	$—	$—	$—
Other income	494	1,582	(347)	—	—	1,729
Servicing income	6	135	1,520	—	—	1,661
Employee compensation and benefits	128	(2,351)	(2,567)	—	(32)	(4,822)
Allocated employee compensation and benefits from related party	(90)	—	—	—	(810)	(900)
Professional fees	(658)	(422)	(901)	—	(1,139)	(3,120)
Management fees – related party	—	—	—	—	(1,793)	(1,793)
Loan servicing (expense) income	(1,327)	(337)	(166)	—	—	(1,830)
Other operating expenses	(473)	(1,530)	(985)	—	(385)	(3,373)
Total non-interest income (expense)	$(1,920)	$(2,923)	$(3,446)	$—	$(4,159)	$(12,448)
Net realized gain on financial instruments	595	339	1,489	—	31	2,454
Net unrealized gain on financial instruments	284	3,158	—	—	115	3,557
Net income (loss) before provision for income taxes	$5,393	$6,432	$3,404	$—	$(4,361)	$10,868
Provision for income taxes	—	(297)	(973)	—	(27)	(1,297)
Net income (loss)	$5,393	$6,135	$2,431	-	(4,388)	$9,571
Total Assets	$519,531	$754,127	$625,023	$—	$249,997	$2,148,678

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the nine months ended September 30, 2016 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$38,492	$29,801	$35,989	$—	$—	$104,282
Interest expense	(13,235)	(14,998)	(13,309)	—	(501)	(42,043)
Net interest income before provision for loan losses	$25,257	$14,803	$22,680	$—	$(501)	$62,239
Provision for loan losses	(3,370)	—	(1,319)	—	—	(4,689)
Net interest income after provision for loan losses	$21,887	$14,803	$21,361	$—	$(501)	$57,550
Non-interest income (expense)
Gains on residential mortgage banking activities, net of variable loan expenses	$—	$—	$—	$—	$—	$—
Other income	778	3,161	1,396	—	—	5,335
Servicing income	41	371	4,008	—	—	4,420
Employee compensation and benefits	(94)	(6,689)	(7,105)	—	(117)	(14,005)
Allocated employee compensation and benefits from related party	(270)	—	—	—	(2,430)	(2,700)
Professional fees	(2,009)	(1,246)	(2,942)	—	(2,376)	(8,573)
Management fees – related party	—	—	—	—	(5,464)	(5,464)
Loan servicing expense	(3,382)	(939)	432	—	—	(3,889)
Other operating expenses	(1,703)	(5,049)	(2,993)	—	(1,440)	(11,185)
Total non-interest income (expense)	$(6,639)	$(10,391)	$(7,204)	$—	$(11,827)	$(36,061)
Net realized (loss) gain on financial instruments	(1,473)	1,687	3,426	—	80	3,720
Net unrealized gain on financial instruments	3,955	1,727	—	—	118	5,800
Net income before provision for income taxes	$17,730	$7,826	$17,583	$—	$(12,130)	$31,009
Provisions for income taxes	—	2,150	(5,637)	—	161	(3,326)
Net income (loss) from continuing operations	$17,730	$9,976	$11,946	$—	$(11,969)	$27,683
Loss from discontinued operations						(351)
Net income						$27,332
Total Assets	$519,531	$754,127	$625,023	$—	$249,997	$2,148,678

Note 27 – Discontinued Operations

In the fourth quarter of 2015, the Company determined Silverthread should be classified as held-for-sale due to management’s intent to sell the segment, the availability and active marketing of the segment for immediate sale and the high probability of a successful sale.

The sale of Silverthread closed in May of 2016, with an effective economic date of March 1, 2016. We negotiated an agreement with the buyer to receive $4.0 million, $1.7 million of which was received in early March of 2017.  The remaining balance is expected at the end of November 2017. The net estimated receivable of $2.3 million is included in Receivable from Third Parties on the unaudited interim consolidated Balance Sheet as September 30, 2017.  The operating results during the three and nine months ended September 30, 2017 and 2016 did not have a material impact on our unaudited interim consolidated financial statements.

As of September 30, 2017 and December 31, 2016, there were no assets or liabilities of the discontinued segment.

The primary components of discontinued operations are detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Non-interest income (expense)
Commission income	$—	$—	$—	$2,984
Property management income	—	—	—	263
Other	—	—	—	16
Total other income	$—	$—	—	3,263
Employee compensation and benefits	—	—	—	(1,071)
Professional fees	—	—	—	(138)
Management fees – related party	—	—	—	—
Operating expenses
Commission expense	—	—	—	(1,844)
Technology expense	—	—	—	(171)
Rent expense	—	—	—	(268)
Tax expense	—	—	—	(3)
Recruiting, training, and travel expenses	—	—	—	(46)
Marketing expense	—	—	—	(29)
Other	—	—	—	(536)
Total other operating expenses	$—	$—	—	(2,897)
Gain on sale	—	—	—	267
Loss before income tax benefit	—	—	—	(576)
Income tax benefit	—	—	—	225
Loss on discontinued operations presented on the statements of income	$—	$—	$—	$(351)

Item 1A. Forward-Looking Statements

Although Sutherland Asset Management Corporation (the “Company” or “Sutherland” and together with its subsidiaries “we,” “us” and “our”) believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements apply only as of the date of this quarterly report on Form 10-Q. The Company is not obligated, and does not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A, "Risk Factors," of the Company's annual report on Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's unaudited interim consolidated financial statements and accompanying Notes included in Item 1, "Financial Statements," of this quarterly report on Form 10-Q and with Items 6, 7, 8, and 9A of the Company's annual report on Form 10-K. See "Forward-Looking Statements" in this quarterly report on Form 10-Q and in the Company's annual report on Form 10-K and "Critical Accounting Policies and Use of Estimates" in the Company's annual report on Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this quarterly report on Form 10-Q.

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

•

SBC Originations. We originate SBC loans secured by stabilized or transitional investor properties using multiple loan origination channels through our wholly-owned subsidiary, ReadyCap Commercial.  Additionally, as part of this segment, we originate and service multi-family loan products under the newly launched small balance loan program of the Federal Home Loan Mortgage Corporation (“Freddie Mac” and the “Freddie Mac program”).

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

•

Residential Mortgage Banking. In connection with our merger with ZAIS Financial Corp. (“ZAIS”) on October 31, 2016, as described in greater detail below, we added a residential mortgage loan origination segment through our wholly-owned subsidiary, GMFS, LLC ("GMFS").  GMFS originates residential mortgage loans eligible to be purchased, guaranteed or insured by the Federal National Mortgage Association (“Fannie Mae”), Freddie Mac, Federal Housing Administration (“FHA”), U.S. Department of Agriculture (“USDA”) and U.S. Department of Veterans Affairs (“VA”) through retail, correspondent and broker channels.

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

Factors Impacting Operating Results

We expect that our results of operations will be affected by a number of factors and will primarily depend on, among other things, the level of the interest income from our assets, the market value of our assets and the supply of, and demand for, SBC and SBA loans, residential loans, MBS and other assets we may acquire in the future and the financing and other costs associated with our business. Our net investment income, which includes the amortization of purchase premiums and accretion of purchase discounts, varies primarily as a result of changes in market interest rates, the rate at which our distressed assets are liquidated and the prepayment speed of our performing assets. Interest rates and prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by conditions in the financial markets, credit losses in excess of initial estimates or unanticipated credit events experienced by borrowers whose loans are held directly by us or are included in our MBS. Our operating results will also be impacted by our available borrowing capacity.

Changes in Market Interest Rates

We own and expect to acquire or originate fixed rate mortgages (“FRMs”), and adjustable rate mortgage loans (“ARMs”), with maturities ranging from five to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in five to ten years. ARM loans generally have a fixed interest rate for a period of five, seven or ten years and then an adjustable interest rate equal to the sum of an index rate, such as LIBOR, plus a margin, while FRM loans bear interest that is fixed for the term of the loan. As of September 30, 2017, approximately 55% of the loans of our portfolio were ARMs, and 45% were FRMs, based on UPB. The weighted average margin, above the floating rate, on ARMs was approximately 3.4% and the weighted average coupon on FRMs was approximately 5.9% as of September 30, 2017. We utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with our ARMs.

With respect to our business operations, increases in interest rates, in general, may over time cause:

•	the interest expense associated with our variable-rate borrowings to increase;

•	the value of fixed-rate loans, MBS and other real estate-related assets to decline;

•	coupons on variable-rate loans and MBS to reset to higher interest rates; and

•	prepayments on loans and MBS to slow.

Conversely, decreases in interest rates, in general, may over time cause:

•	the interest expense associated with variable-rate borrowings to decrease;

•	the value of fixed-rate loans, MBS and other real estate-related assets to increase;

•	coupons on variable-rate loans and MBS to reset to lower interest rates; and

•	prepayments on loans and MBS to increase.

Additionally, non-performing loans are not as interest rate sensitive as performing loans, as earnings on non-performing loans are often generated from restructuring the assets through loss mitigation strategies and opportunistically disposing of them. Because non-performing loans are short-term assets, the discount rates used for valuation are based on short-term market interest rates, which may not move in tandem with long-term market interest rates. A rising rate environment often means an improving economy, which might have a positive impact on commercial property values, resulting in increased gains on the disposition of these assets. While rising rates could make it more costly to refinance these assets, we expect that the impact of this would be mitigated by higher property values. Moreover, small business owners are generally less interest rate sensitive than large commercial property owners, and interest cost is a relatively small component of their operating expenses. An improving economy will likely spur increased property values and sales, thereby increasing the need for loan financing.

Changes in Fair Value of Our Assets

Our originated loans are carried at fair value and future mortgage related assets may also be carried at fair value. Accordingly, changes in the fair value of our assets may impact the results of our operations for the period in which such change in value occurs. The expectation of changes in real estate prices is a major determinant of the value of loans and asset backed securities (“ABS”). This factor is beyond our control.

Prepayment Speeds

Prepayment speeds on loans and ABS vary according to interest rates, the type of investment, conditions in the financial markets, competition, foreclosures and other factors that cannot be predicted with any certainty. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans and, as a result, prepayment speeds tend to decrease. This can extend the period over which we earn interest income. When interest rates fall, prepayment speeds on loans, and therefore, ABS tend to increase, thereby decreasing the period over which we earn interest income. Additionally, other factors such as the credit rating of the borrower, the rate of property value appreciation or depreciation, financial market conditions, foreclosures and lender competition, none of which can be predicted with any certainty, may affect prepayment speeds on loans and ABS.

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

Credit Risk

We are subject to credit risk in connection with our investments in loans and ABS and other target assets we may acquire in the future. Increases in defaults and delinquencies will adversely impact our operating results, while declines in rates of default and delinquencies will improve our operating results from this aspect of our business. Default rates are influenced by a wide variety of factors, including, property performance, property management, supply and demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the United States economy and other factors beyond our control. All loans are subject to the possibility of default. We seek to mitigate this risk by seeking to acquire assets at appropriate prices given anticipated and unanticipated losses and by deploying a value-driven approach to underwriting and diligence, consistent with our historical investment strategy, with a focus on projected cash flows and potential risks to cash flow. We further mitigate our risk of potential losses while managing and servicing our loans by performing various workout and loss mitigation strategies with delinquent borrowers. Nevertheless, unanticipated credit losses could occur which could adversely impact operating results.

Size of Investment Portfolio

The size of our investment portfolio, as measured by the aggregate principal balance of our loans and ABS and the other assets we own, is also a key revenue driver. Generally, as the size of our investment portfolio grows, the amount of interest income and realized gains we receive increases. A larger investment portfolio, however, drives increased expenses, as we may incur additional interest expense to finance the purchase of our assets.

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

Critical Accounting Policies and Use of Estimates

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” included within the Company's Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the Company's critical accounting policies and use of estimates during the three or nine months ended September 30, 2017.

Third Quarter 2017 Highlights

Operating results:

•	Achieved Net Income of $12.4 million during the three months ended September 30, 2017.

•	Earnings per share of $0.37 for the three months ended September 30, 2017.

•	Core Earnings of $12.9 million, or $0.38 per share, during the three months ended September 30, 2017.

•	Declared dividends of $0.37 per share, during the quarter ended September 30, 2017, representing a 9.4% dividend yield, based on the the closing share price on September 30, 2017.

Loan originations and acquisitions:

•

Loan originations totaled $808.6 million including $278.8 million in SBC loans (66% of which are floating rate), $38.9 million of SBA Section 7(a) Program loans and $490.9 million of residential loans (based on fully committed amounts).

•	Acquired $16.0 million of SBC loans with a weighted average coupon of 7.0%

•	Completed the securitization of $154.9 million of acquired SBC owner-occuped loans and sold $139.4 million of senior bonds at a weighted average pass-through rate of 3.3%.

•

Completed issuance of a Collateralized Loan Obligation (“CLO”) of $243.8 million of originated transitional loans and sold $198.8 million of senior bonds at a floating rate of LIBOR plus 139 basis points.

•	Robust pipeline with substantial acquisition and origination opportunities (based on fully committed amounts):

o	Acquisition pipeline of $307.0 million in SBC loans and $15.0 million in SBA loans

o	Origination pipeline of:
▪	$159.7 million SBC loans
▪	$114.0 million of SBA Section 7(a) Program loans
▪	$193.4 million of commitments to originate residential agency loans

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

Quarterly Investment Allocation

      The following tables set out our quarterly investment allocation for the three months ended September 30, 2017:

Three Months Ended September 30, 2017

QUARTERLY SBC INVESTMENT ALLOCATION

	LOANS ACQUISITIONS[1]	ORIGINATIONS[1]				
		SBC	FREDDIE MAC	TRANSITIONAL	SBA	TOTAL
Gross investments[2]	$16.0	$36.2	$126.9	$90.2	$41.3	$294.6
Number of loans	17	19	46	28	47	140
Average balance[3]	$0.9	$2.7	$2.7	$6.5	$0.9	$2.8
Gross Yield[4]	7.0%	7.7%	4.2%	6.9%	6.4%	6.3%
Weighted average duration[3]	6 years	7 years	13 years	3 years	21 years	7 years
FX / ARM	100% / 0%	62% / 38%	64% / 36%	0% / 100%	0% / 100%	23% / 77%
Avg. Advance Rate[5]	61%	73%	100%	60%	61%	73%
Debt Cost[6]	Libor + 325	Libor + 275	Libor + 175	Libor + 289	Libor + 350	Libor + 218

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

(6)    Weighted average debt cost of all assets of this loan type currently financed on the our facilities.

Return Information

     The following tables present certain information related to our SBC and SBA loan portfolio of assets for the three months ended September 30, 2017:

Investment Type	Average Carrying Value(1)	Gross Yield(2)	Average Debt Balance	Debt. Cost(3)	Levered Yield(4)
Acquired portfolio	$364,724	7.7%	$280,852	5.7%	14.5%
SBC conventional origination portfolio	1,078,514	7.7%	831,906	4.9%	17.1%
SBA Originations, Acquisitions & Servicing	499,970	10.1%	383,761	4.0%	30.5%
Total	$1,943,208	8.3%	$1,496,519	4.8%	20.1%
(1) Average carrying value includes average quarterly carrying value of loan and servicing asset balances.

(2) Gross yields are based on interest income, MSR creation, realized and unrealized gains (losses) on loans, held for sale, and net servicing income for the applicable quarter ended on an annualized basis, which reflects contractual interest rates and accretion of discounts based on our estimates of loan performance, including the amount, timing and present value of cash flows, prepayment rates and loss severities. Premiums and discounts associated with the loans at the time of purchase are amortized into interest income over the life of such loans using the effective yield method. Subsequent increases or decreases in the fair value of estimated cash flows will result in an adjustment to a loan's gross yield.

(3) We finance the assets included in the Investment Type through securitizations, repurchase agreements, warehouse facilities, bank credit facilities, and other corporate debt. Interest expense is calculated based on interest expense and deferred financing amortization for the applicable quarter ended on an annualized basis

(4) Levered yields for the applicable quarter ended include interest income, accretion of discount, MSR creation, realized and unrealized gains (losses) on loans, held for sale, and servicing income net of interest expense and amortization of deferred financing costs on an annualized basis

The following table sets forth certain return information as of and for the three months ended September 30, 2017:

Returns	3Q 2017
Return on Equity(1)	8.9%
Core Return on Equity(2)	9.3%
Dividend Yield(3)	9.4%

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

(3) Dividend yield for the period based on September 29, 2017 share price of $15.70 as applicable.

The following table provides a detailed breakdown of our calculation of return on equity for the three months ended September 30, 2017:

(1)

Levered yields for the applicable quarter ended include interest income, accretion of discount, MSR creation, realized gains (losses) on loans held for sale, unrealized gains (losses) on loans held for sale and servicing income net of interest expense and amortization of deferred financing costs on an annualized basis

(2)	Based on GAAP Net Income
(3)	Return on equity based on net income before tax of the Residential Mortgage Banking business line divided by the business line's equity

Portfolio Metrics

SBC Originations

       The following table includes certain portfolio metrics related to our SBC Originations segment as of September 30, 2017:

Number of loans	368
Unpaid principal balance(1)	$1,067,684
Carrying value(1)	$1,087,694
Weighted average LTV	60%
Weighted average interest rate	6.3%
Weighted average remaining maturity	5 years
Weighted average UPB	$2,901,314
Percentage of loans fixed/floating	64% / 36%
Percentage of loans 30+ days delinquent	0.16%
(1) $ in thousands

SBA Originations, Acquisitions, and Servicing

        The following table includes certain portfolio metrics related to our SBA Originations, Acquisitions and Servicing segment as of September 30, 2017:

Number of loans	2,194
Unpaid principal balance(1)	$529,743
Carrying value(1)	$471,280
Weighted average LTV	78%
Weighted average interest rate	5.9%
Weighted average remaining maturity	14 years
Weighted average UPB	$241,451
Percentage of loans fixed/floating	1% / 99%
Percentage of loans 30+ days delinquent	6%
(1) $ in thousands

Acquired Portfolio

          The following table includes certain portfolio metrics related to our Loan Acquisitions segment as of September 30, 2017:

Number of loans	766
Unpaid principal balance(1)	$378,151
Carrying value(1)	$335,437
Weighted average LTV	52%
Weighted average interest rate	6.3%
Weighted average maturity	9 years
Weighted average UPB	$493,670
Percentage of loans fixed/floating	46% / 54%
Percentage of loans performing /non-performing	93% / 7%
(1) $ in thousands.

Residential Mortgage Banking

        The following table includes certain portfolio metrics related to our Residential Mortgage Banking segment as of September 30, 2017:

Originations	Unpaid principal balance	$490.9 million
	% of Origination Purchased	78.8%
	% of Origination Refinanced	21.2%
	Channel - % Correspondent	37.7%
	Channel - % Retail	37.6%
	Channel - % Wholesale	24.7%
Sales	Unpaid principal balance	$503.9 million
	% of UPB- Fannie/ Freddie securitizations	62.0%
	% of UPB- Ginnie Mae securitizations	26.4%
	% of UPB – Other investors	11.6%

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

Our business is affected by the macroeconomic conditions in the United States, including economic growth, unemployment rates, the political climate, interest rate levels and expectations. The recent economic environment has resulted in continued improvement in commercial real estate values which has generally increased payoffs and reduced credit exposure in our loan portfolios.  Interest rates have risen recently as a result of improved labor markets, personal income growth and business investment.  We believe a modest increase in interest rates is unlikely to deter most borrowers who enjoy low loan coupons and still-rising property incomes.  Recent surveys indicate that banks remain optimistic about loan demand going forward even as they may be heading into a credit tightening cycle at this stage of market expansion.  We believe that this environment should support loan origination volumes in 2017 and going forward.

ZAIS Merger

On October 31, 2016, we became a publicly traded company through our merger with and into a subsidiary of ZAIS, with ZAIS surviving the merger and changing its name to Sutherland Asset Management Corporation.  We were designated as the accounting acquirer because of our larger pre-merger size relative to ZAIS, the relative voting interests of our stockholders after consummation of the merger, and our senior management and board continuing on after the consummation of the merger.  Because we were designated as the accounting acquirer, our historical financial statements (and not those of ZAIS) are the historical financial statements following the consummation of the merger and are included in this quarterly report on Form 10-Q.

Investment Activity

The following describes our investment activity based on actual cash disbursements during the periods indicated:

Investment Activity for the Three Months Ended September 30, 2017 and September 30, 2016

The following describes our investment activity based on actual cash disbursements:

Loan Acquisitions

During the current quarter:

•	Acquired $16.0 million of SBC loans and made advances of $5.0 million on loans originated in previous quarters.
•	Received proceeds from liquidations and principal payments on MBS of $3.2 million and loans of $101.9 million.

During the prior year quarter:

•	Acquired $25.8 million of SBC loans.
•	Received proceeds from liquidations and principal payments on loans of $180.6 million.

SBC Loan Originations

During the current quarter:

•

Originated $126.9 million in Freddie Mac program loans, $85.3 million in transitional loans, and $36.2 million in SBC conventional loans, which includes additional funding on loans originated in previous quarters.

•	Received proceeds from liquidations and principal payments on loans of $129.2 million.

During the prior year quarter:

•	Originated $23.0 million in Freddie Mac program loans, $6.0 million in conventional loans, and $7.0 million in transitional loans.
•	Received proceeds from liquidations and principal payments on loans of $140.8 million.

SBA Loan Originations

 During the current quarter:

•	Originated $41.3 million in SBA loans, which includes additional funding on loans originated in previous quarters.
•	Received proceeds from liquidations and principal payments on loans of $39.1 million, including $32.9 million of secondary market loan sales with an average sale premium of 11.9%.

During the prior year quarter:

•	Originated $15.0 million in SBA loans.
•	Received proceeds from liquidations and principal payments on loans of $20.3 million.

Residential Mortgage Loan Originations

•	Originated $490.9 million in residential agency loans and $11.3 million in other residential loans, including additional funding on loans originated in previous quarters.
•	Repurchased $0.3 million in residential loans previously originated and sold.
•	Received proceeds from liquidations and principal payments on loans of $534.9 million, including proceeds from sales of $503.9 million.

Investment Activity for the Nine Months Ended September 30, 2017 and September 30, 2016

Loan Acquisitions.

During the current year period:

•	Acquired $14.4 million of MBS and $88.3 million of SBC loans
•	Received proceeds from liquidations and principal payments on loans of $236.0 million.

During the prior year period:

•	Acquired $17.3 million of MBS and $89.0 million of SBC loans
•	Received proceeds from liquidations and principal payments on loans of $212.0 million.
•	Received proceeds from sale and principal payment on MBS of $197.1 million

SBC Loan Originations

During the current year period:

•

Originated $283.8 million in Freddie Mac program loans, $190.9 million in transitional loans, and $119.8 million in SBC conventional loans, which includes additional funding on loans originated in previous quarters.

•	Received proceeds from liquidations and principal payments on loans of $298.3 million.

During the prior year period:

•	Originated $86.0 million in Freddie loans, $33.0 million in conventional loans, and $20.0 million in transitional loans.
•	Received proceeds from liquidations and principal payments on loans of $182.6 million.

SBA Loan Originations

 During the current year period:

•	Originated $92.3 million in SBA loans, which includes additional funding on loans originated in previous quarters.
•	Received proceeds from liquidations and principal payments on loans of $112.3 million

During the prior year period:

•	Originated $15.0 million in loans
•	Received proceeds from liquidations and principal payments on loans of $145.1 million.

Residential Mortgage Loan Originations

 During the current year period:

•	Originated $1,530.8 million in residential agency and other residential loans
•	Received proceeds from sales and principal payments on loans of $1,607.6 million, including proceeds of sales on loans of $1,532.6 million.

Selected Balance Sheet Information by Business Segment and Corporate- Other

      The following table presents certain selected balance sheet information by each of our four business segments, with the remaining amounts reflected in Corporate –Other, as of September 30, 2017:

(in thousands)	Loan Acquisitions	SBC Originations	SBA Originations, Acquisitions and Servicing	Residential Mortgage Banking	Corporate / Other	Total
Assets
Loans, net (1)	$329,667	$1,008,578	$457,465	$1,552	$-	$1,797,262
Loans, held for sale, at fair value	5,977	78,875	13,807	101,659	-	200,318

Liabilities
Secured short-term borrowings	$148,756	$248,368	$30,960	$94,683	$-	$522,767
Securitized debt obligations of consolidated VIEs	159,271	489,972	31,039	-	-	680,282
Guaranteed loan financing	-	-	313,388	-	-	313,388
Senior secured note, net	16,042	118,183	3,849	-	-	138,074
Convertible note, net	3,832	7,681	2,817	-	95,084	109,414
(1) Includes Loan assets of consolidated VIEs

Results of Operations

The following table compares our summarized results of operations for each of our four operating segments for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands):

	For the Three Months Ended			For the Nine Months Ended
	September 30,		$ Change	September 30,		$ Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Interest income
Loan acquisitions	$7,800	$10,679	$(2,879)	$28,242	$38,492	$(10,250)
SBC originations	17,258	11,010	6,248	41,972	29,801	12,171
SBA originations, acquisitions and servicing	9,039	10,201	(1,162)	28,935	35,989	(7,054)
Residential mortgage banking	941	-	941	3,020	-	3,020
Total interest income	35,038	31,890	3,148	102,169	104,282	(2,113)
Interest expense
Loan acquisitions	(3,937)	(4,398)	461	(12,472)	(13,235)	763
SBC originations	(10,252)	(5,152)	(5,100)	(23,798)	(14,998)	(8,800)
SBA originations, acquisitions and servicing	(3,795)	(4,199)	404	(12,120)	(13,309)	1,189
Residential mortgage banking	(797)	-	(797)	(2,310)	-	(2,310)
Corporate - other	(1,127)	(348)	(779)	(2,879)	(501)	(2,378)
Total interest expense	(19,908)	(14,097)	(5,811)	(53,579)	(42,043)	(11,536)
Net interest income before provision for loan losses	15,130	17,793	(2,663)	48,590	62,239	(13,649)
Provision for loan losses	(466)	(488)	22	(1,857)	(4,689)	2,832
Net interest income after provision for loan losses	14,664	17,305	(2,641)	46,733	57,550	(10,817)
Non-interest income
Loan acquisitions	406	500	(94)	806	819	(13)
SBC originations	1,127	1,717	(590)	2,511	3,532	(1,021)
SBA originations, acquisitions and servicing	2,000	1,173	827	4,304	5,404	(1,100)
Residential mortgage banking (1)	15,189	-	15,189	45,097	-	45,097
Total non-interest income	18,722	3,390	15,332	52,718	9,755	42,963
Non-interest expense
Loan acquisitions	(2,802)	(2,420)	(382)	(6,581)	(7,458)	877
SBC originations	(5,736)	(4,640)	(1,096)	(15,033)	(13,923)	(1,110)
SBA originations, acquisitions and servicing	(4,617)	(4,625)	8	(10,548)	(12,608)	2,060
Residential mortgage banking	(12,388)	-	(12,388)	(37,221)	-	(37,221)
Corporate - other	(4,182)	(4,159)	(23)	(13,305)	(11,827)	(1,478)
Total non-interest expense	(29,725)	(15,844)	(13,881)	(82,688)	(45,816)	(36,872)
Net realized gains (losses) on financial instruments
Loan acquisitions	(377)	595	(972)	(106)	(1,473)	1,367
SBC originations	2,768	339	2,429	6,082	1,687	4,395
SBA originations, acquisitions and servicing	3,304	1,489	1,815	6,714	3,426	3,288
Residential mortgage banking (2)	-	-	-	-	-	-
Corporate - other	-	31	(31)	461	80	381
Total net realized gains (losses) on financial instruments	5,695	2,454	3,241	13,151	3,720	9,431
Net unrealized gains (losses) on financial instruments
Loan acquisitions	173	284	(111)	1,647	3,955	(2,308)
SBC originations	3,807	3,158	649	6,671	1,727	4,944

SBA originations, acquisitions and servicing	414	-	414	625	-	625
Residential mortgage banking	(1,728)	-		(3,953)	-	(3,953)
Corporate - other	12	115	(103)	(57)	118	(175)
Total net unrealized gains (losses) on financial instruments	2,678	3,557	849	4,933	5,800	(867)
Net income (loss) before income tax provisions
Loan acquisitions	200	5,393	(5,193)	9,749	17,730	(7,981)
SBC originations	9,140	6,432	2,708	18,489	7,826	10,663
SBA originations, acquisitions and servicing	6,774	3,404	3,370	17,756	17,583	173
Residential mortgage banking	1,217	-	1,217	4,633	-	4,633
Corporate - other	(5,297)	(4,361)	(936)	(15,780)	(12,130)	(3,650)
Total net income before income tax provisions	12,034	10,868	1,166	34,847	31,009	3,838
Provisions for income taxes	340	(1,297)	1,637	(1,763)	(3,326)	1,563
Net income from continuing operations	12,374	9,571	2,803	33,084	27,683	5,401
Loss from discontinued operations, net of tax	-	-	-	-	(351)	351
Net income	12,374	9,571	2,803	33,084	27,332	5,752

(1) Includes  gains on sales of mortgage loans held for sale, net of direct loan expenses, changes in fair value on IRLCs, loan expenses, certain loan origination fee income, and income generated on new mortgage servicing rights.

(2) Realized gains (losses) on residential loans held for sale at fair value are included within "Gains on residential mortgage banking activities, net of variable loan expenses" on the Consolidated statements of Income and within "Other non-interest income" for purposes of the table above.

Loan Acquisition Segment Results

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
(In Thousands)	2017	2016	$ Change	2017	2016	$ Change
Interest income	$7,800	$10,679	$(2,879)	$28,242	$38,492	$(10,250)
Interest expense	(3,937)	(4,398)	461	(12,472)	(13,235)	763
Net interest income before provision for loan losses	$3,863	$6,281	$(2,418)	$15,770	$25,257	$(9,487)
Provision for loan losses	(1,063)	153	(1,216)	(1,787)	(3,370)	1,583
Net interest income after provision for loan losses	$2,800	$6,434	$(3,634)	$13,983	$21,887	(7,904)
Non-interest income	406	500	(94)	806	819	(13)
Non-interest expense	(2,802)	(2,420)	(382)	(6,581)	(7,458)	877
Total non-interest income (expense)	$(2,396)	$(1,920)	$(476)	$(5,775)	$(6,639)	$864
Net realized gain (loss) on financial instruments	(377)	595	(972)	(106)	(1,473)	1,367
Net unrealized gain on financial instruments	173	284	(111)	1,647	3,955	(2,308)
Net income before provision for income taxes	$200	$5,393	$(5,193)	$9,749	$17,730	$(7,981)
Provision for income taxes	-		-	-		-
Net income	$200	$5,393	$(5,193)	$9,749	$17,730	$(7,981)

Interest income

Interest income of $7.8 million in the current quarter decreased $2.9 million from the prior year quarter primarily driven by a reduction in interest income generated by our acquired loan portfolio due to a lower average carrying value of the portfolio as a result of re-deploying capital to our origination businesses.

Interest income of $28.2 million in the current year period decreased $10.3 million from the prior year period primarily driven by a reduction in interest income generated by our acquired loan portfolio due to a lower average carrying value of the portfolio as a result of redeploying capital to our origination businesses. The reduction was also a result of sales of MBS during the second half of 2016, resulting in reduction in interest income generated on these assets.

Interest expense

Interest expense of $3.9 million in the current quarter decreased $0.5 million from the prior year quarter primarily reflecting a reduction in borrowing needs, as a result of deploying capital to our origination businesses and a lower average carrying value of the acquired portfolio.

Interest expense of $12.5 million in the current year period decreased $0.8 million from the prior year period primarily reflecting a reduction in borrowing needs, as a result of deploying capital to our origination businesses and a lower average carrying value of the acquired portfolio.

Non-interest income

Non-interest income of $0.4 million and $0.8 million in the current quarter and current year period, respectively, were consistent with the prior year quarter and prior year period, respectively.

Non-interest expenses

Non-interest expense of $2.8 million in the current quarter decreased $0.4 million from the prior year quarter primarily due to a reduction in professional fee expense and other operating expenses attributable to this segment.

Non-interest expense of $6.6 million in the current year period decreased $0.9 million from the prior year period primarily due to a reduction in professional fee expense and other operating expenses attributable to this segment.

Realized gains (losses) on financial instruments

Realized losses of $0.4 million in the current quarter compared to realized gains of $0.6 million in the prior year quarter primarily driven by realized losses on derivatives of $0.8 million during the current quarter, offset by $0.4 million in gains generated on sales of acquired SBC loans, held-for-sale, at fair value.

Realized losses of $0.1 million in the current year period compared to realized losses of $1.4 million in the prior year period primarily driven by realized losses of $2.4 million on MBS experienced during the prior year period. These losses compare to realized gains on MBS $0.1 million during the current year period. These losses during the prior year period were offset by additional gains generated on sales of acquired SBC loans of  $1.5 million.

Unrealized gains on financial instruments

Unrealized gains of $0.2 million in the current quarter compared to unrealized gains of $0.3 million in the prior year quarter primarily driven by a reduction in unrealized gains on MBS due to sales during the second half of 2016, reducing the size of the MBS portfolio.

Unrealized gains of $1.6 million in the current year period compared to unrealized gains of $4.0 million in the prior year quarter primarily driven by a reduction in unrealized gains of $2.9 million on MBS due to sales during the second half of 2016, reducing the size of the MBS portfolio.

SBC Originations Segment Results

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
(In Thousands)	2017	2016	$ Change	2017	2016	$ Change
Interest income	$17,258	$11,010	$6,248	$41,972	$29,801	$12,171
Interest expense	(10,252)	(5,152)	(5,100)	(23,798)	(14,998)	(8,800)
Net interest income before provision for loan losses	$7,006	$5,858	$1,148	$18,174	$14,803	$3,371
Provision for loan losses	168	-	168	84	-	84
Net interest income after provision for loan losses	$7,174	$5,858	$1,316	$18,258	$14,803	3,455
Non-interest income	1,127	1,717	(590)	2,511	3,532	(1,021)
Non-interest expense	(5,736)	(4,640)	(1,096)	(15,033)	(13,923)	(1,110)
Total non-interest income (expense)	$(4,609)	$(2,923)	$(1,686)	$(12,522)	$(10,391)	$(2,131)
Net realized gain on financial instruments	2,768	339	2,429	6,082	1,687	4,395
Net unrealized gain on financial instruments	3,807	3,158	649	6,671	1,727	4,944
Net income before provision for income taxes	$9,140	$6,432	$2,708	$18,489	$7,826	$10,663

Provision for income taxes	(352)	(298)	(54)	(10)	2,150	(2,160)
Net income	$8,788	$6,134	$2,654	$18,479	$9,976	$8,503

Interest income

Interest income of $17.3 million in the current quarter increased $6.2 million from the prior year quarter primarily reflecting an increase in SBC loan originations, resulting in higher average loan balances. SBC loan originations increased $123.4 million in the current quarter, or 79%, compared to the same period in 2016, primarily driven by an increase in Freddie Mac loan originations of $78.1 million and transitional loan originations $44.5 million.

Interest income of $42.0 million in the current year period increased $12.2 million from the prior year period primarily reflecting an increase in SBC loan originations, resulting in higher average loan balances. SBC loan originations increased $222.3 million in the current year period, or 52%, compared to the same period in 2016, primarily driven by an increase in Freddie Mac loan originations of $110.0 million, transitional loan originations of $73.4 million, and Conventional loan originations of $39.0 million.

Interest expense

Interest expense of $10.3 million in the current quarter increased $5.0 million from the prior year quarter primarily reflecting an increase in borrowing activities under secured short-term borrowings due to the need to finance a greater number of loan originations, which increased 79% in the current quarter, compared to the same period in 2016.

Interest expense of $23.8 million in the current year period increased $8.8 million from the prior year period primarily reflecting an increase in borrowing activities under secured short-term borrowings due to the need to finance a greater number of loan originations, which increased 52% in the current year period, compared to the same period in 2016.

Non-interest income

Non-interest income of $1.1 million in the current quarter decreased $0.6 million from the prior year quarter primarily reflecting a decrease of origination income of $0.5 million due to an increase in the number of transitional loan originations compared to conventional SBC loan originations in the current quarter compared to the prior year quarter. Origination fee income on transitional loans are accounted for as deferred fees, while origination fee income on conventional SBC loans are recognized when the loan funds. As a result, origination fee income on transitional loans will not have an immediate impact on income.

Non-interest income of $2.5 million in the current year period decreased $1.0 million from the prior year period primarily reflecting a decrease of origination income due to the increase in the number of transitional loan originations compared to conventional SBC loan originations in the current year period compared to the prior year period.

Non-interest expense

Non-interest expense of $5.7 million in the current quarter increased $1.1 million from the prior year quarter primarily reflecting an increase in loan origination expenses due to an increase in broker fees paid on Freddie Mac loans as a result of an increase in Freddie Mac loan originations of approximately $23.0 million compared to the prior year quarter.

Non-interest expense of $15.0 million in the current year period increased $1.1 million from the prior year period primarily reflecting an increase in loan origination expenses due to an increase in broker fees paid on Freddie Mac loans as a result of an increase in Freddie Mac loan originations of approximately $35.0 million compared to the prior year period.

Realized gains on financial instruments

Realized gains of $2.8 million in the current quarter increased $2.4 million from the prior year quarter primarily driven by sales of SBC conventional loans and Freddie Mac loans, held-for-sale, resulting in gains of $1.8 million.

Realized gains of $6.0 million in the current year period increased $4.4 million from the period year period primarily driven by sales of Freddie Mac loans, which are held-for-sale at fair value, resulting in gains of $2.5 million.

 Unrealized gains on financial instruments

 Unrealized gains of $3.8 million in the current quarter increased $0.6 million from the prior year quarter primarily driven by overall portfolio growth during the current year quarter, as well as changes in the fair value of the SBC conventional loans and Freddie Mac loans that are carried at fair value. The increase in average balances of our SBC loan portfolio  are a result of an increase in loan originations during the current year quarter.  As noted above, SBC loan originations increased $123.4 million in the current quarter, or 79%, compared to the same period in 2016, primarily driven by an increase in Freddie Mac loan originations of $78.1 million, which are carried at fair value.

Unrealized gains of $6.7 million in the current year period increased $4.9 million from the period year period primarily driven by the overall portfolio growth during the current year period, as well as changes in the fair value of the SBC and Freddie Mac loans that are carried at fair value. The increase in average balances of our SBC loan portfolio  are a result of an increase in loan originations during the current year period.  As noted above, SBC loan originations increased $222.3 million in the current year period, or 52%, compared to the same period in 2016, primarily driven by an increase in Freddie Mac loan originations of $110.0 million and Conventional SBC loan originations of $39.0 million, which are both carried at fair value.

SBA Originations, Acquisitions and Servicing Segment Results

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
(In Thousands)	2017	2016	$ Change	2017	2016	$ Change
Interest income	$9,039	$10,201	$(1,162)	$28,935	$35,989	$(7,054)
Interest expense	(3,795)	(4,199)	404	(12,120)	(13,309)	1,189
Net interest income before provision for loan losses	$5,244	$6,002	$(758)	$16,815	$22,680	$(5,865)
Provision for loan losses	429	(641)	1,070	(154)	(1,319)	1,165
Net interest income after provision for loan losses	$5,673	$5,361	$312	$16,661	$21,361	(4,700)
Non-interest income	2,000	1,173	827	4,304	5,404	(1,100)
Non-interest expense	(4,617)	(4,625)	8	(10,548)	(12,608)	2,060
Total non-interest income (expense)	$(2,617)	$(3,452)	$835	$(6,244)	$(7,204)	$960
Net realized gain on financial instruments	3,304	1,489	1,815	6,714	3,426	3,288
Net unrealized gain on financial instruments	414	-	414	625	-	625
Net income before provision for income taxes	$6,774	$3,404	$3,370	$17,756	$17,583	$173
Provision for income taxes	(2,169)	(973)	(1,196)	(4,999)	(5,637)	638
Net income	$4,605	$2,431	$2,174	$12,757	$11,946	$811

Interest income

Interest income of $9.0 million in the current quarter decreased $1.2 million from the prior year quarter primarily due to a reduction of interest income generated on our acquired SBA 7(a) loan portfolio as we have shifted focus to SBA loan originations. Although our SBA loan originations increased $25.3 million in the current quarter, or $187%, compared to the same period in 2016, this will not result in a direct, proportional increase in interest income, but rather, a realized gain on the sale of the SBA loan and increase in servicing income, as we sell a 75% pro-rata interest in the loan, while retaining 25%, at a premium and also retain the servicing rights on the loan.

Interest income of $29.0 million in the current year period decreased $7.1 million from the prior year period primarily due to a reduction of interest income generated on our acquired SBA 7(a) loan portfolio as we have shifted focus to SBA loan originations. The reduction in interest income is offset by an increase in realized gains on sales of SBA loans and an increase in servicing income, discussed further below.

Interest Expense

Interest expense of $3.8 million in the current quarter decreased $0.4 million from the prior year quarter primarily reflecting an reduction in borrowing activities under secured short-term borrowings and guaranteed loan financing due to the reduced need to finance acquired SBA 7(a) loans on our balance sheet and originated SBA 7(a) loans, due to sales of the 75% pro-rata interest of these loans, while only 25% is retained on our consolidated balance sheet.

Interest expense of $12.1 million in the current year period decreased $1.2 million from the prior year period primarily reflecting an reduction in borrowing activities under secured short-term borrowings and guaranteed loan financings due to the reduced need to finance acquired SBA 7(a) loans on our balance sheet and originated SBA 7(a) loans, due to sales of the 75% pro-rata interest of these loans, while only 25% is retained on our consolidated balance sheet.

Non-interest income

Non-interest income of $2.0 million in the current quarter increased $0.8 million from the prior year quarter primarily reflecting an increase in other income of $0.7 million and an increase in servicing income of $0.1 million. The increase in other income in the current quarter was the result of an increase in SBA loan originations.

Non-interest income of $4.3 million in the current quarter decreased $1.1 million from the prior year period primarily reflecting a decrease in other income of $0.7 million and a decrease in servicing income of $0.4 million. The decrease in other income was primarily due to the release of the repair and denial reserve during the first half of 2016. The release of this reserve was driven by a decrease in defaults in the acquired SBA portfolio and decrease in the severity of repair claims on our section 7(a) loans by the SBA.

Non-interest expenses

Non-interest expense of $4.6 million in the current quarter remained unchanged from the prior year quarter.

Non-interest expense of $10.5 million in the current year period decreased by $2.1 million from the prior year period primarily reflecting a reduction in professional expenses of $1.4 million.

Realized gains on financial instruments

Realized gains of $3.3 million in the current quarter increased $1.8 million from the prior year quarter primarily driven by sales of SBA loans.

Realized gains of $6.7 million in the current year period increased $3.3 million from the period year period primarily driven by sales of SBA loans.

Unrealized gains on financial instruments

 Unrealized gains of $0.4 million in the current quarter increased $0.4 million from the prior year quarter primarily driven by unrealized gains on SBA loans held-for-sale, at fair value.

 Unrealized gains of $0.6 million in the current year period increased $0.6 million from the prior year period primarily driven by unrealized gains on SBA loans held-for-sale, at fair value.

Residential Mortgage Banking Segment Results

We acquired the GMFS business as part of the ZAIS merger on October 31, 2016 and, therefore, the following results relate to only the three and nine months ended September 30, 2017. See “Note 5 – Business Combinations” in Item 1. “Financial Statements” included in this quarterly report on Form 10-Q for the pro forma results of the combined company for the three and nine months ended September 30, 2016.

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
(In Thousands)	2017	2016	$ Change	2017	2016	$ Change
Interest income	$941	$-	$941	$3,020	$-	$3,020
Interest expense	(797)	-	(797)	(2,310)	-	(2,310)
Net interest income before provision for loan losses	$144	$-	$144	$710	$-	$710
Provision for loan losses	-	-	-	-	-	-
Net interest income after provision for loan losses	$144	$-	$144	$710	$-	710
Non-interest income	15,189	-	15,189	45,097	-	45,097

Non-interest expense	(12,388)	-	(12,388)	(37,221)	-	(37,221)
Total non-interest income (expense)	$2,801	$-	$2,801	$7,876	$-	$7,876
Net realized gain on financial instruments	-	-	-	-	-	-
Net unrealized gain (loss) on financial instruments	(1,728)	-	(1,728)	(3,953)	-	(3,953)
Net income before provision for income taxes	$1,217	$-	$1,217	$4,633	$-	$4,633
Provision for income taxes	(282)	-	(282)	(1,252)	-	(1,252)
Net income	$935	$-	$935	$3,381	$-	$3,381

(1) Includes  gains on sales of mortgage loans held for sale, net of direct loan expenses, changes in fair value on IRLCs, loan expenses, certain loan origination fee income, and income generated on new mortgage servicing rights.

Interest income

Interest income of $0.9 million and $3.0 million in the current quarter and current year period, respectively, was generated on originated residential agency loans held-for-sale, at fair value.

Interest expense

 Interest expense of $0.8 million and $2.3 million in the current quarter and current year period, respectively, reflects financing costs on secured short-term borrowings used to originate new loans and to hold on our consolidated balance sheet, until the loans are sold to a third party.

Non-interest income

Non-interest income of $15.2 million in the current quarter reflects realized gains and losses on sales of residential mortgage loans, of $16.6 million, gains and income generated on our residential mortgage servicing activities of $8.1 million, loan origination fee income on residential mortgage loans of $1.9 million, offset by correspondent fees and other direct loan expenses of $11.4 million.

Non-interest income of $45.1 million in the current year period reflects realized gains and losses on sales of residential mortgage loans, of $50.0 million, gains and income generated on our residential mortgage servicing activities of $24.2 million, loan origination fee income on residential mortgage loans of $6.0 million, offset by correspondent fees and other direct loan expenses of $35.1 million.

Non-interest expense

Non-interest expense of $12.4 million in the current quarter primarily reflects employee compensation and benefits expense of $8.7 million, loan servicing expenses of $1.7 million, and other operating expenses of $1.7 million.

Non-interest expense of $37.2 million in the current quarter primarily reflects employee compensation and benefits expense of $26.4 million, loan servicing expenses of $5.0 million, and other operating expenses of $5.1 million.

Unrealized gains (losses) on financial instruments

Net unrealized losses of $1.7 million and $4.0 million in the current quarter and current year period, respectively, reflects unrealized losses on our residential MSR, carried at fair value due to changes in interest rates.

Corporate- Other

Interest expense

Interest expense of $1.1 million in the current quarter increased $0.8 million from the prior year quarter primarily reflecting an increase in borrowing costs associated with unallocated funds generated by our senior secured notes and convertible notes, both of which were issued during 2017.

Interest expense of $2.9 million in the current year period increased $2.4 million from the prior year quarter primarily reflecting an increase in borrowing costs associated with our unallocated funds generated by our senior secured notes and convertible notes issuances during 2017.

Non-interest expense

Non-interest expense of $4.2 million in the current quarter and prior year quarter consisting of management fees due to our Manager, allocated employee compensation from our Manager, as well as other general corporate overhead expenses not attributable to our four business segments.

Non-interest expense of $13.3 million in the current quarter increased $1.5 million from the prior year period primarily reflecting an increase in employee compensation and benefits of $0.9 million and an increase in management fees of $0.5 million as a result of overall growth in our asset base and business.

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

We calculate Core Earnings as GAAP net income (loss) excluding the following:

i)	any unrealized gains or losses on MBS
ii)	any realized gains or losses on sales of MBS
iii)	any unrealized gains or losses on MSRs
iv)	one-time non-recurring gains or losses, such as gains or losses on discontinued operations, bargain purchase gains, or merger related expenses

The following table presents our summarized consolidated results of operations and reconciliation to Core Earnings:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017	2016	Change	2017	2016	Change
Net Income	$12.4	$9.6	$2.8	$33.2	$27.3	$5.9
Reconciling items:
Unrealized (gain) loss on MBS	(0.2)	(0.7)	0.5	(1.4)	(4.3)	2.9
Realized (gain) loss on MBS	-	-	-	-	3.6	(3.6)
Unrealized (gain) loss on MSRs	1.7	-	1.7	4.5	-	4.5
Merger transaction costs	-	0.9	(0.9)	0.1	2.6	(2.5)
Employee severance	-	0.3	(0.3)	-	0.3	(0.3)
Restricted Stock Unit (RSU) grant to Independent Directors	-	-	-	0.3	-	0.3
Loss on discontinued operations	-	-	-	-	0.6	(0.6)
Total reconciling items	$1.5	$0.5	$1.0	$3.5	$2.8	$0.7
Income tax adjustments	(1.0)	-	(1.0)	(1.7)	(0.3)	(1.4)
Core earnings	$12.9	$10.1	$2.8	$35.0	$29.8	$5.2

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Consolidated Net Income increased by $2.8 million, from $9.6 million during the three months ended September 30, 2016 to $12.4 million during the three months ended September 30, 2017. Core Earnings increased by $2.8 million, from $10.1 million during the three months ended September 30, 2016 to $12.9 million during the three months ended September 30, 2017.

The increases in Consolidated Net Income and Core Earnings were primarily due to an increase in origination activities during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, the accretive effects of securitization activities undertaken during the second half of 2016, as well as net income contributed by our acquired residential mortgage banking business.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Consolidated Net Income increased by $5.9 million, from $27.3 million during the nine months ended September 30, 2016 to $33.2 million during the nine months ended September 30, 2017. Core Earnings increased by $5.2 million, from $29.8 million during the nine months ended September 30, 2016 to $35.0 million during the nine months ended September 30, 2017.

The increases in Consolidated Net Income and Core Earnings were primarily due to an increase in origination activities during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, the accretive effects of securitization activities undertaken during the second half of 2016, as well as net income contributed by our acquired residential mortgage banking business.

Incentive Distribution Payable to Our Manager

As disclosed in the Joint Proxy Statement Prospectus used in connection with the ZAIS merger transaction, under the partnership agreement of our operating partnership, our Manager, the holder of the Class A special unit in our operating partnership, is entitled to receive an incentive distribution, distributed quarterly in arrears in an amount not less than zero equal to the difference between (i) the product of (A) 15% and (B) the difference between (x) core earnings (as described below) of our operating partnership, on a rolling four-quarter basis and before the incentive distribution for the current quarter, and (y) the product of (1) the weighted average of the issue price per share of common stock or operating partnership unit (“OP unit”) (without double counting) in all of our offerings multiplied by the weighted average number of shares of common stock outstanding (including any restricted shares of common stock and any other shares of common stock underlying awards granted under our 2012 equity incentive plan) and OP units (without double counting) in such quarter and (2) 8%, and (ii) the sum of any incentive distribution paid to our Manager with respect to the first three quarters of such previous four quarters; provided, however, that no incentive distribution is payable with respect to any calendar quarter unless cumulative core earnings is greater than zero for the most recently completed 12 calendar quarters, or the number of completed calendar quarters since the closing date of the ZAIS merger, whichever is less.

For purposes of calculating the incentive distribution prior to the completion of a 12-month period following the closing of the ZAIS merger, core earnings will be calculated on an annualized basis. In addition, for purposes of calculating the incentive distribution, the shares of common stock and OP units issued as of the closing of the ZAIS merger in connection with the merger agreement shall be deemed to be issued at the per share price equal to (i) the sum of (A) the weighted average of the issue price per share of Sutherland common stock or Sutherland OP units (without double counting) issued prior to the closing of the ZAIS merger multiplied by the number of shares of Sutherland common stock outstanding and Sutherland OP units (without double counting) issued prior to the closing of the merger plus (B) the amount by which the net book value of our Company as of the closing of the merger (after giving effect to the closing of the merger agreement) exceeds the amount of the net book value of Sutherland immediately preceding the closing of the merger, divided by (ii) all of the shares of our common stock and OP units issued and outstanding as of the closing of the merger (including the date of the closing of the mergers).

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

Cash Flow Activity for the Three and Nine Months Ended September 30, 2017 and September 30, 2016

The following table provides a summary of the net change in our cash and cash equivalents:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Cash flows provided by (used in) operating activities (1)	$20,007	$(5,436)	$248,205	$10,371
Cash flows provided by (used in) investing activities (1)	$(55,895)	$7,583	$(141,135)	$208,399
Cash flows provided by (used in) financing activities	$42,547	$(18,646)	$(96,046)	$(221,881)

Net increase in cash and cash equivalents	$6,659	$(16,499)	$11,024	$(3,111)
(1) Includes discontinued operations

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Cash and cash equivalents increased by $6.7 million during the current quarter ended September 30, 2017, reflecting:

•	Net cash provided by operating activities of $20.0 million for the current quarter related primarily to:
-	Proceeds on sales of loans, held for sale, at fair value of $703.5 million, offset by $665.4 million of originations and purchases of loans, held for sale, at fair value.

•	Net cash used in investing activities of $55.9 million for the current quarter related primarily to:
-

Cash outflows of $147.7 million relating to originations and purchases of loans, held at fair value and held-for-investment loans, offset by cash inflows relating to repayments of loans, held at fair value and held-for-investment of $101.6 million.

•	Net cash provided by financing activities of $42.5 million for the current quarter related primarily to:

-      proceeds provided by our convertible note of approximately $110 million, offset by repayments of secured short-term borrowings.

Cash and cash equivalents decreased by $16.5 million during the previous year quarter ended September 30, 2016, reflecting:

•	Net cash used in operating activities of $5.4 million for the previous year quarter as a result of general net changes in operating assets and liabilities.

•	Net cash provided by investing activities of $7.6 million for the previous year quarter ended September 30, 2016 related primarily to:
-

Proceeds on net sales and pay-downs of MBS and repayments of loans, held at fair value and held-for-investment offset cash outflows on originations and purchases of loans, held at fair value and held-for-investment

•	Net cash used in financing activities of $18.6 million for the three months ended September 30, 2016 related primarily to:
-	Net repayments of our secured short-term borrowings, dividend payments on our common stock, and net repayments of our guaranteed loan financing.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Cash and cash equivalents increased by $11.0 million during the current year period ended September 30, 2017, reflecting:

•	Net cash provided by operating activities of $248.2 million for the current year period related primarily to:
-

Proceeds from net sales of short-term investments of $220.4 million and to proceeds on sales on loans, held for sale, at fair value of $1,943.5 million offset by $1,882.6 million of originations and purchases of loans, held for sale, at fair value.

•	Net cash used in investing activities of $141.1 million for the current year period related primarily to:
-

Cash outflows of $426.3 million relating to originations and purchases of loans and cash outflows of $14.4 million relating to purchase of MBS, offset by cash inflows relating to repayments of loans of $303.3 million.

•	Net cash used by financing activities of $96.0 million for the current year period related primarily to:

-      proceeds provided by our convertible note and senior secured note of approximately $250 million, offset by net repayments of secured short-term borrowings and dividend payments on our common stock.

Cash and cash equivalents decreased by $3.1 million during the previous year period ended September 30, 2016, reflecting:

•	Net cash provided by operating activities of $10.4 million for the previous year period as a result of general net changes in operating assets and liabilities.

•	Net cash provided by investing activities of $208.4 million for the prior year period ended September 30, 2016 related primarily to:
-	Proceeds on net sales and pay-downs of MBS of $197.1 million and repayments of loans of $330.0 million offset by $304.2 million of originations and purchases of loans.

•	Net cash used in financing activities of $221.9 million for the current year period related primarily to:
-	Net repayments of our secured short-term borrowings of $62.0 million, dividend payments on our common stock of $36.8 million, and net repayments of our guaranteed loan financing of $94.5 million.

Securitization Activity

Our Manager’s extensive experience in loan acquisition, origination, servicing and securitization strategies has enabled us to complete several securitizations of SBC and SBA loan assets since January 2011. These securitizations allow us to match fund the SBC and SBA loans on a long-term, non-recourse basis. Four of these securitizations, including Waterfall

Victoria Mortgage Trust 2011-1 (“SBC-1”), Waterfall Victoria Mortgage Trust 2011-3 (“SBC-3”), Sutherland Commercial Mortgage Trust 2015-4 (“SBC-4”), and Sutherland Commercial Mortgage Trust 2017 (“SBC-6”) are trusts collateralized by non-performing and re-performing acquired SBC loans and a fifth securitization Waterfall Victoria Mortgage Trust 2011-2 (“SBC-2”) is a real estate mortgage investment conduit (“REMIC”) collateralized by performing acquired SBC loans. We have completed three securitizations of newly originated SBC loans, each a REMIC, including ReadyCap Commercial Mortgage Trust 2014-1 (“RCMT 2014-1”), ReadyCap Commercial Mortgage Trust 2015-2 (“RCMT 2015-2”), and ReadyCap Commercial Mortgage Trust 2016-3 (“RCMT 2016-3”). We also completed Ready Capital Mortgage Financing 2017 (“RCMF 2017-FL1), a securitization collateralized by originated transitional loans, and ReadyCap Lending Small Business Trust 2015-1 (“RCLSBL 2015-1”), a securitization collateralized by SBA Section 7(a) Program loans].

In addition, we completed three securitizations of newly originated multi-family Freddie Mac loans, including Freddie Mac Small Balance Mortgage Trust 2016-SB11 (“FRESB 2016-SB11”), Freddie Mac Small Balance Mortgage Trust 2016-SB18 (“FRESB 2016-SB18”), and Freddie Mac Small Balance Mortgage Trust 2017-SB33 (“FRESB 2017-SB33”)].

The assets pledged as collateral for these securitizations were contributed from our portfolio of assets. By contributing these SBC and SBA assets to the various securitizations, these transactions created capacity for us to fund other investments.

The following table presents information on the securitization structures and related issued tranches of notes to investors:

Deal Name	Asset Class	Issuance	Ratings	Bonds Issued
WVMT 2011-SBC1	SBC Acquired Loans	February 2011	NR	$40.5 million
WVMT 2011-SBC2	SBC Acquired Loans	March 2011	DBRS	97.6 million
WVMT 2011-SBC3	SBC Acquired Loans	October 2011	NR	143.4 million
SCML 2015-SBC4	SBC Acquired Loans	August 2015	NR	125.4 million
SCMT 2017-SBC6	SBC Acquired Loans	August 2017	NR	139.4 million
Total - SBC Acquired loan securitizations				$546.3 million
RCMT 2014-1	SBC Originated Conventional	September 2014	MDY / DBRS	$181.7 million
RCMT 2015-2	SBC Originated Conventional	November 2015	MDY / Kroll	218.8 million
RCMT 2016-3	SBC Originated Conventional	November 2016	MDY / Kroll	162.1 million
Total SBC Originated loan securitizations				$562.6 million
RCMF 2017-FL1	SBC Originated Transitional	August 2017	MDY / Kroll	198.8 million
Total Transitional loan securitizations				$198.8 million
FRESB 2016-SB11	Originated Agency Multi-family	January 2016	GSE Wrap	110.0 million
FRESB 2016-SB18	Originated Agency Multi-family	July 2016	GSE Wrap	118.0 million
FRESB 2017-SB33	Originated Agency Multi-family	June 2017	GSE Wrap	197.9 million
Total Freddie Mac Originated loan securitizations				$425.9 million
RCLSBL 2015-1	SBA 7(a) Loans	June 2015	S&P	$189.5 million
Total SBA loan securitizations				$189.5 million
Total securitizations				$1,923.1 million

We used the proceeds from the sale of the tranches issued to purchase and originate SBC and SBA loans.  We are the primary beneficiary of SBC-1, SBC-2, SBC-3, RCMT 2014-1, RCMT 2015-2, RCMT 2016-3, RCMF 2017-FL1, RCLSBL 2015-1, SBC-4, and SBC-6, therefore they are consolidated in our financial statements.

Deutsche Bank Loan Repurchase Facility

Our subsidiaries, ReadyCap Commercial, Sutherland Asset I, and Sutherland Warehouse Trust II renewed their master repurchase agreement on February 14, 2017, pursuant to which ReadyCap Commercial, Sutherland Asset I, Sutherland Warehouse Trust II may be advanced an aggregate principal amount of up to $275 million on originated mortgage loans (the “DB Loan Repurchase Facility”). As of September 30, 2017, we had $77.0 million outstanding under the DB Loan Repurchase Facility. The DB Loan Repurchase Facility is used to finance SBC loans, and the interest rate is LIBOR plus a spread, which varies depending on the type and age of the loan. The DB Loan Repurchase Facility has been extended through February 2018 and our subsidiaries have an option to extend the DB Loan Repurchase Facility for an additional year, subject to certain conditions.  ReadyCap Commercial’s, Sutherland Asset I’s, and Sutherland Warehouse Trust II obligations are fully guaranteed by us.

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

JPMorgan Loan Repurchase Facility

Our subsidiaries, ReadyCap Warehouse Financing and Sutherland Warehouse Trust entered into master repurchase agreement in December 2015, pursuant to which ReadyCap Warehouse Financing LLC and Sutherland Warehouse Trust, may sell, and later repurchase, mortgage loans in an aggregate principal amount of up to $250 million (the “JPM Loan Repurchase Facility”). As of September 30, 2017, we had $44.9 million outstanding under the JPM Loan Repurchase Facility. The JPM Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is LIBOR plus a spread, which is determined by the lender on an asset-by-asset basis. The JPM Loan Repurchase Facility is committed for a period of two years, and ReadyCap Warehouse Financing’s and Sutherland Warehouse Trust’s obligations are fully guaranteed by us.

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

Citibank Loan Repurchase Agreement

Our subsidiaries, Waterfall Commercial Depositor and Sutherland Asset I renewed a master repurchase agreement in June 2017 with Citibank, N.A. (the "Citi Loan Repurchase Facility" and, together with the DB Loan Repurchase Facility and the JPM Loan Repurchase Facility, the "Loan Repurchase Facilities"), pursuant to which Waterfall Commercial Depositor and Sutherland Asset I may sell, and later repurchase, a trust certificate, or the Trust Certificate, representing interests in mortgage loans in an aggregate principal amount of up to $200 million, $125 million of which is committed. As of September 30, 2017, we had $44.9 million outstanding under the Citi Loan Repurchase Facility. The Citi Loan Repurchase Facility is used to finance SBC loans, and the interest rate is LIBOR plus 3.00%. The Citi Loan Repurchase Facility is committed for a period of 364 days, and Waterfall Commercial Depositor and Sutherland Asset I’s obligations are fully guaranteed by us.

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

Securities Repurchase Agreements

We have also entered into master repurchase agreements with four counterparties to fund our acquisitions of SBC ABS and short term investments, and as of September 30, 2017, $148.8 million of borrowings were outstanding with four counterparties. We have master repurchase agreements with two additional counterparties to fund our retained interests in consolidated VIEs.  As of September 30, 2017, $66.0 million of borrowings were outstanding with these counterparties.

General Statements Regarding Loan and Security Repurchase Facilities

At September 30, 2017, we had $323.0 million in fair value of Trust Certificates and loans pledged against our borrowings under the Loan Repurchase Facilities and $109.6 million in fair value of SBC ABS and short term investments pledged against our securities repurchase agreement borrowings.

Under the Loan Repurchase Facilities and securities repurchase agreements, we may be required to pledge additional assets to our counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional assets or cash. Generally, the Loan Repurchase Facilities and securities repurchase agreements contain a LIBOR-based financing rate, term and haircuts depending on the types of collateral and the counterparties involved. Further, at September 30, 2017, the average haircut provisions associated with our repurchase agreements was 33.0% for pledged Trust Certificates and loans and was 33.0% and 30.9% for pledged SBC ABS and short-term investments, respectively.

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

JPMorgan Credit Facility

We renewed our master loan and security agreement with JPMorgan in June 2017 providing for a credit facility of up to $250 million. As of September 30, 2017, we had $31.0 million outstanding under this credit facility. The credit facility is structured as a secured loan facility in which ReadyCap Lending LLC and Sutherland 2016‑1 JPM Grantor Trust act as borrowers. Under this facility, ReadyCap and Sutherland 2016-1 JPM Grantor Trust pledge loans guaranteed by the SBA under the SBA Section 7(a) Loan Program, SBA 504 loans and other loans which were part of the CIT loan acquisition. We act as a guarantor under this facility. The agreement contains financial maintenance covenants, which include (i) Total Stockholders’ Equity must not be permitted to be less than the sum of (a) 60% of Total Stockholders Equity as of the closing date of the facility plus (b) 50% of the net proceeds of any equity issuance after the closing date (ii) maximum leverage of 2:1, provided that as of the closing date of the facility the guarantor shall be required to maintain a leverage ratio of less than 2.5:1, excluding securitized debt obligations, of which 0.5 of the 2.5 comprising the indebtedness in the leverage ratio for such date shall be comprised of short-term US Treasury securities and (iii) liquidity equal to at least the lesser of (a) 4% of the sum of (without duplication) (1) any outstanding indebtedness plus (2) amounts due under the repurchase agreement and (b) $25,000,000. The amended terms have an interest rate based on loan type ranging from 1 month LIBOR (reset daily), plus 3.25-3.5% per annum. The term of the facility is one year, with an option to extend for an additional year.

At September 30, 2017, we had a leverage ratio of 2.3x on a debt-to-equity basis.

We maintain certain assets, which, from time to time, may include cash, unpledged SBC loans, SBC ABS and short term investments (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by our counterparties, or collectively, the “Cushion”, to meet routine margin calls and protect against unforeseen reductions in our borrowing capabilities. Our ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of our investments, our cash position and margin requirements. Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs. At September 30, 2017, we were in compliance with all debt covenants.

At September 30, 2017, we had $1.6 million of restricted cash pledged against our derivative instruments and borrowings under repurchase agreements.

Other credit facilities

GMFS funds its origination platform through warehouse lines of credit with four counterparties with total borrowings outstanding of $94.7 million at September 30, 2017. GMFS has a $150 million committed warehouse line of credit agreement expiring on March 14, 2018, a $40 million committed warehouse line of credit expiring on August 12, 2017, a $65 million committed warehouse line of credit expiring on November 24, 2017, and a $40 million committed warehouse line of credit expiring on May 31, 2018. The lines are collateralized by the underlying mortgages and related documents and instruments and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved. These agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. We were in compliance with all significant debt covenants as of and for the three and nine months ended September 30, 2017.

ReadyCap Holdings’ 7.50% Senior Secured Notes due 2022

On February 13, 2017, ReadyCap Holdings, LLC (“ReadyCap Holdings”) an indirect wholly-owned subsidiary of our Company, issued $75.0 million in aggregate principal amount of its 7.50% Senior Secured Notes due 2022 in a private placement. On June 13, 2017, ReadyCap Holdings, issued an additional $65.0 million in aggregate principal amount of 7.50% Senior Secured Notes due 2022, which have identical terms (other than issue date and issue price) to the notes issued on February 13, 2017 (collectively “the Senior Secured Notes”). The additional $65.0 million in Senior Secured Notes were priced with a yield-to-maturity of 6.75%. The Senior Secured Notes are senior secured obligations of ReadyCap Holdings. Payments of the amounts due on the Senior Secured Notes are fully and unconditionally guaranteed by the Guarantors, Sutherland Partners LP, Sutherland Asset I, LLC, and ReadyCap Commercial, LLC..

The Senior Secured Notes bear interest at 7.50% per annum payable semiannually on each February 15 and August 15, beginning on August 15, 2017. The Senior Secured Notes will mature on February 15, 2022, unless redeemed or repurchased prior to such date.  ReadyCap Holdings may redeem the Senior Secured Notes prior to November 15, 2021, at its option, in whole or in part at any time and from time to time, at a price equal to 100% of the outstanding principal amount thereof, plus the applicable “make-whole” premium as of, and unpaid interest, if any, accrued to, the redemption date.  On and after November 15, 2021, ReadyCap Holdings may redeem the Senior Secured Notes, at its option, in whole or in part at any time and from time to time, at a price equal to 100% of the outstanding principal amount thereof plus unpaid interest, if any, accrued to the redemption date.

ReadyCap Holdings’ and the Guarantors’ respective obligations under the Senior Secured Notes and the Guarantees are secured by a perfected first-priority lien on the capital stock of ReadyCap Holdings and ReadyCap Commercial and certain other assets owned by certain of our Company’s subsidiaries as described in greater detail in our Current Report on Form 8-K filed on June 15, 2017.  The Senior Secured Notes were issued pursuant to an indenture (the "Indenture") and a first supplemental indenture (the "First Supplemental Indenture"), which contains covenants that, among other things: (i) limit the ability of our Company and its subsidiaries (including ReadyCap Holdings and the other Guarantors) to incur additional indebtedness; (ii) require that our Company maintain, on a consolidated basis, quarterly compliance with the applicable consolidated recourse indebtedness to equity ratio of our Company and consolidated indebtedness to equity ratio of our Company and specified ratios of our Company’s stockholders’ equity to aggregate principal amount of the outstanding Senior Secured Notes and our Company's consolidated unencumbered assets to aggregate principal amount of the outstanding Senior Secured Notes; (iii) limit the ability of ReadyCap Holdings and ReadyCap Commercial to pay dividends or distributions on, or redeem or repurchase, the capital stock of ReadyCap Holdings or ReadyCap Commercial; (iv) limit (1) ReadyCap's Holdings ability to create or incur any lien on the collateral and (2) unless the Senior Secured Notes are equally and ratably secured, (a) ReadyCap's Holdings ability to create or incur any lien on the capital stock of its wholly-owned subsidiary, ReadyCap Lending and (b) ReadyCap's Holdings ability to permit ReadyCap Lending to create or incur any lien on its assets to secure indebtedness of its affiliates other than its subsidiaries or any securitization entity; and (v) limit ReadyCap Holding's and the Guarantors' ability to consolidate, merge or transfer all or substantially all of ReadyCap' Holdings and the Guarantors’ respective properties and assets.  The First Supplemental Indenture also requires that our Company ensure that the Replaceable Collateral Value (as defined therein) is not less than the aggregate principal amount of the Senior Secured Notes outstanding as of the last day of each of our Company's fiscal quarters.

As of September 30, 2017, we are in compliance with all covenants with respect to the Senior Secured Notes.

Convertible Notes

     On August 9, 2017, the Company closed an underwritten public sale of $115.0 million aggregate principal amount of its 7.00% convertible senior notes due 2023 (“Convertible Notes”). The Convertible Notes will mature on August 15, 2023, unless earlier repurchased, redeemed or converted. During certain periods and subject to certain conditions, the notes will be convertible by holders into shares of the Company's common stock at an initial conversion rate of 1.4997 shares of common stock per $25 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $16.67 per share of common stock. Upon conversion, holders will receive, at the Company's discretion, cash, shares of the Company's common stock or a combination thereof.

   The Company may, upon the satisfaction of certain conditions, redeem all or any portion of the Convertible Notes, at its option, on or after August 15, 2021, at a redemption price payable in cash equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest. Additionally, upon the occurrence of certain corporate transactions, holders may require the Company to purchase the Convertible Notes for cash at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest.

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

GMFS was an indirect subsidiary of ZAIS when the Company completed its merger transaction with ZAIS on October 31, 2016.  As disclosed in the Joint Proxy Statement Prospectus used in connection with the merger transaction and in our annual report on Form 10-K for the year ended December 31, 2016, ZAIS had originally acquired GMFS on October 31, 2014 (the “GMFS 2014 acquisition”) from investment partnerships that were advised by our Manager, and from certain other entities controlled by GMFS management (together, the “2014 GMFS sellers”).  The terms of the GMFS 2014 acquisition provided for the payment of both cash consideration and the possible payment of additional contingent consideration based on the achievement by GMFS of certain financial milestones specified in the GMFS 2014 acquisition agreement.

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

Contractual Obligations

Other than the Senior Secured Notes and Convertible Notes referenced above, there have been no material changes to our contractual obligations for the three and nine months ended September 30, 2017.  See Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations" in the Company's annual report on Form 10-K for further details.

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

The following table projects the impact on our interest income and expense for the twelve month period following September 30, 2017, assuming an immediate increase or decrease of 25, 50, 75 and 100 basis points in LIBOR:

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Acquired loans	$511	$1,022	$1,534	$2,051	$(281)	$(566)	$(839)	$(1,109)
Originated SBC loans	38	76	114	151	(38)	(76)	(113)	(140)
Originated Transitional loans	773	1,546	2,319	3,113	(569)	(1,043)	(1,379)	(1,481)
Originated Freddie Mac loans	58	115	173	230	-	-	-	-
Acquired SBA 7(a) loans	413	827	1,240	1,654	(413)	(826)	(1,239)	(1,653)
Originated SBA 7(a) loans	98	196	293	391	(98)	(196)	(293)	(391)
Originated Residential Agency loans	-	-	-	-	-	-	-	-
Total	$ 1,891	$ 3,782	$ 5,672	$ 7,590	$ (1,399)	$ (2,706)	$ (3,864)	$ (4,774)
Liabilities
Repurchase agreements	$506	$1,012	$1,518	$2,024	$(506)	$(1,012)	$(1,518)	$(2,024)
Credit facilities	429	858	1,287	1,716	(429)	(858)	(1,287)	(1,716)
Securitized debt obligations	620	1,240	1,860	2,479	(620)	(1,240)	(1,860)	(2,479)
Total	$ 1,555	$ 3,110	$ 4,665	$ 6,220	$ (1,555)	$ (3,110)	$ (4,665)	$ (6,220)

Total Net Impact to Net Interest Income (Expense)	$ 336	$ 672	$ 1,008	$ 1,371	$ 156	$ 404	$ 801	$ 1,446

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

The following table summarizes the Company’s exposure to its repurchase agreements and credit facilities counterparties at September 30, 2017:

(in thousands)	Borrowings under repurchase agreements and credit facilities (1)	Assets pledged on borrowings under repurchase agreements and credit facilities	Net Exposure (2)	Exposure as a Percentage of Total Assets
Total Counterparty Exposure	$ 522,767	$ 654,975	$ 132,208	5.3%
(1) Includes accrued interest payable

(2) The exposure reflects the difference between (a) the amount loaned to the Company through repurchase agreements and credit facilities, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets

The following table presents information with respect to any counterparty for repurchase agreements for which our Company had greater than 5% of stockholders’ equity at risk in the aggregate at September 30, 2017:

(in thousands)	Counterparty Rating (1)	Amount of Risk (2)	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
JPMorgan Chase Bank, N.A.	A+ / Aa3	$ 50,647	3	9.1%
Deutsche Bank AG	A- / Baa2	$ 42,753	5	7.7%
(1) The counterparty rating presented is the long-term issuer credit rating as rated at September 30, 2017 by S&P and Moody’s, respectively.

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

The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2017. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a‑15(f) of the Exchange Act) that occurred during the three months ended September 30, 2017 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

See the Company's Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the Company's risk factors during the three or nine months ended September 30, 2017.

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
4.2**

Indenture, dated February 13, 2017, by and among ReadyCap Holdings, LLC, as issuer, Sutherland Asset Management Corporation, Sutherland Partners, L.P., Sutherland Asset I, LLC and ReadyCap Commercial, LLC, each as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed February 13, 2017)

4.3**

First Supplemental Indenture, dated February 13, 2017, by and among ReadyCap Holdings, LLC, as issuer, Sutherland Asset Management Corporation, Sutherland Partners, L.P., Sutherland Asset I, LLC, ReadyCap Commercial, LLC, each as guarantors and U.S. Bank National Association, as trustee and as collateral agent, including the form of 7.5% Senior Secured Notes due 2022 and the related guarantees (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed February 13, 2017)

4.4**

Indenture, dated as of August 9, 2017, by and between Sutherland Asset Management Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed August 9, 2017)

4.5**

First Supplemental Indenture, dated as of August 9, 2017, by and between Sutherland Asset Management Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed August 9, 2017)

Exhibit No.

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

Sutherland Asset Management Corporation

Date: November 9, 2017	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board and Chief Executive
(Principal Executive Officer)

Date: November 9, 2017	By:	/s/ Frederick C. Herbst
Frederick C. Herbst
Chief Financial Officer
(Principal Accounting and Financial Officer)