Form 10-K
period 2017-12-31
Sutherland Asset Management Corp
filed 2018-03-16
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of June 30, 2017, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $245,625,504 based on the closing sales price of the registrant’s common stock on June 30, 2017 as reported on the New York Stock Exchange.

On March 1, 2018, the registrant had a total of 31,996,440 shares of common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2018 annual meeting of stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

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

•

recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Department of the Treasury (“Treasury”) and the Board of Governors of the Federal Reserve System, the Federal Depositary Insurance Corporation, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac” and together with Fannie Mae, the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), Federal Housing Administration (“FHA”) Mortgagee, U.S. Department of Agriculture (“USDA”), U.S. Department of Veterans Affairs (“VA”) and the U.S. Securities and Exchange Commission (“SEC”);

•	mortgage loan modification programs and future legislative actions;

•	our ability to maintain our qualification as a real estate investment trust (“REIT”);

•	our ability to maintain our exemption from qualification under the Investment Company Act of 1940, as amended (the “1940 Act” or “Investment Company Act”);

•	projected capital and operating expenditures;

•	availability of qualified personnel;

•	prepayment rates; and

•	projected default rates.

Our beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control, including:

•	factors described in this annual report on Form 10‑K, including those set forth under the captions “Risk Factors” and “Business”;

•	applicable regulatory changes;

•	risks associated with acquisitions;

•	risks associated with achieving expected revenue synergies, cost savings and other benefits from the merger with ZAIS Financial Corp. (“ZAIS Financial”) and the increased scale of our Company;

•	general volatility of the capital markets;

•	changes in our investment objectives and business strategy;

•	the availability, terms and deployment of capital;

•	the availability of suitable investment opportunities;

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements apply only as of the date of this annual report on Form 10-K. We are not obligated, and do not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A, “Risk Factors” of this annual report on Form 10-K.

PART I

Item 1. Business.

GENERAL

Overview

We are a real estate finance company that acquires, originates, manages, services and finances primarily small balance commercial loans. SBC loans range in original principal amount of between $500,000 and $10 million and are used by small businesses to purchase real estate used in their operations or by investors seeking to acquire small multi-family, office, retail, mixed use or warehouse properties. Our acquisition and origination platforms consist of the following four operating segments:

•

Loan Acquisitions. We acquire performing and non-performing SBC loans and intend to continue to acquire these loans as part of our business strategy. We hold performing SBC loans to term, and we seek to maximize the value of the non-performing SBC loans acquired by us through proprietary loan modification programs. We typically acquire non-performing loans at a discount to their unpaid principal balance (“UPB”) when we believe that resolution of the loans will provide attractive risk-adjusted returns.

•

SBC Originations. We originate SBC loans secured by stabilized or transitional investor properties using multiple loan origination channels through our wholly-owned subsidiary, ReadyCap Commercial, LLC (“ReadyCap Commercial”).  Additionally, as part of this segment, we originate and service multi-family loan products under Freddie Mac’s small balance loan program (the “Freddie Mac program”).

•

SBA Originations, Acquisitions and Servicing. We acquire, originate and service owner-occupied loans guaranteed by the SBA under the SBA Section 7(a) loan program through our wholly-owned subsidiary, ReadyCap Lending, LLC (“ReadyCap Lending”). We hold an SBA license as one of only 14 non-bank Small Business Lending Companies (“SBLCs”) and have been granted preferred lender status by the SBA. In the future, we may originate SBC loans for real estate under the SBA 504 loan program, under which the SBA guarantees subordinated, long-term financing.

•

Residential Mortgage Banking. In connection with our merger on October 31, 2016, as described in greater detail below, we added a residential mortgage loan origination segment through our wholly-owned subsidiary, GMFS, LLC ("GMFS").  GMFS originates residential mortgage loans eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, USDA and VA through retail, correspondent and broker channels.

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

We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code (“IRC”) of 1986, as amended (the “Code”). So long as we qualify as a REIT, we are generally not subject to U.S. federal income tax on our net taxable income to the extent that we annually distribute all of our net taxable income to stockholders. We are organized in a traditional umbrella partnership REIT (“UpREIT”) format pursuant to which we serve as the general partner of, and conduct substantially all of our business through Sutherland Partners, LP, or our operating partnership, which serves as our operating partnership subsidiary. We also intend to operate our business in a manner that will permit us to be excluded from registration as an investment company under the 1940 Act.

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

Our Manager

We are externally managed and advised by our Manager, an SEC registered investment adviser. Formed in 2005, Waterfall specializes in acquiring, managing, servicing and financing SBC and residential mortgage loans, as well as asset backed securities (“ABS”) and MBS. Waterfall has extensive experience in performing and non-performing loan acquisition, resolution and financing strategies. Waterfall’s investment committee is chaired by Thomas Capasse and Jack Ross, who serve as our Chief Executive Officer and President, respectively. Messrs. Capasse and Ross, who are co-founders of Waterfall, each have over 25 years of experience in managing and financing a range of financial assets, including having executed the first public securitization of SBC loans in 1993, through a variety of credit and interest rate environments. Messrs. Capasse and Ross have worked together in the same organization for more than 20 years. They are supported by a team of approximately 100 investment and other professionals with extensive experience in commercial mortgage credit underwriting, distressed asset acquisition and financing, SBC loan originations, commercial property valuation, capital deployment, financing strategies and legal and financial matters impacting our business.

We rely on Waterfall’s expertise in identifying loan acquisitions and origination opportunities. Waterfall uses the data and analytics developed through its experience as an owner of SBC loans and in implementing loss mitigation actions to support its origination activities and to develop its loan underwriting standards. Waterfall makes decisions based on a variety of factors, including expected risk-adjusted returns, credit fundamentals, liquidity, availability of financing, borrowing costs and macroeconomic conditions, as well as maintaining our REIT qualification and our exclusion from registration as an investment company under the 1940 Act.

Our Investment Strategy and Market Opportunities Across Our Operating Segments

Our investment strategy is to opportunistically expand our market presence in our acquisition and origination segments and further grow our SBC securitization capabilities which serve as a source of attractively priced, match-term financing.  Following our 2013 private placement transaction, we capitalized on the dislocation of the credit markets and depressed levels of available capital by acquiring SBC loans from distressed sellers at historically high risk-adjusted returns.  Alongside the growth in our acquired loan portfolio and using our experience in underwriting and managing such loans, we built out our SBC and SBA origination capabilities and most recently added a residential agency mortgage origination component.  As such, we have become a full-service real estate finance platform and we believe that the breadth of our business allows us to adapt to market conditions and deploy capital in our asset classes with the most attractive risk-adjusted returns.

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

The following table illustrates certain information with respect to our four business segments as of December 31, 2017.

	Loan	SBC	SBA Originations,	Residential Mortgage
	Acquisitions	Originations	Acquisitions and	Banking
Servicing
Coordinating Affiliate / Manager	Waterfall Asset Management, LLC	ReadyCap Commercial	ReadyCap Lending	GMFS
Strategy	SBC loan acquisition	SBC loan origination	SBA loan origination, acquisition and servicing	Residential mortgage origination and servicing
Gross Assets	$511.4 million	$1,154.5 million	$510.0 million	$324.4 million
% Equity Allocation	13.9%	44.1%	26.2%	15.8%
Personnel	108	68	88	248

According to the Federal Reserve, the U.S. commercial mortgage market including multi-family residences, and nonfarm, nonresidential mortgages totaled approximately $4.0 trillion as of December 2017.  The commercial mortgage market is largely bifurcated by loan size between “large balance” loans and “small balance” loans.  Large balance commercial loans typically include those loans with original principal balances of at least $20 million and are primarily financed by insurance companies and commercial mortgage backed securities (“CMBS”) conduits.  SBC loans typically include those loans with original principal amounts of between $500,000 and $10 million and are primarily financed by community and regional banks, specialty finance companies and loans guaranteed under the SBA loan programs.

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

The table presented below illustrates a summary of how our Manager categorizes SBC loans compared to other real estate loan asset classes.

Asset Class	Average Initial Principal Balance	Loan-to-value	Yield
Residential housing	~ $225,000	~ 80%	~ 4.0%
Large balance commercial loans	>= $20.0 million	~ 65%	~ 4.0%
Small balance commercial loans	~ $2.0 million	~ 60%	~ 7.0%

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

Our Loan Portfolio

The table below presents a summary of the sourcing of our loan assets as of December 31, 2017 (in thousands):

Loan Type (1)	Segment	UPB	% of Total UPB	Carrying Amount (2)	% of Total Carrying Amount	Fair Value	% of Total Fair Value
Acquired loans	Loan Acquisitions (3)	$416,853	19.4%	$383,416	18.4%	$392,505	18.3%
Originated SBC loans	SBC Originations	583,390	27.2	598,633	28.8	600,038	28.0
Originated Freddie Mac loans	SBC Originations (4)	66,642	3.1	67,591	3.2	67,589	3.2
Originated Transitional loans	SBC Originations	444,260	20.7	442,514	21.3	456,202	21.3
Acquired SBA 7(a) loans	SBA Originations, Acquisitions and Servicing	449,161	20.9	400,606	19.2	438,015	20.5
Originated SBA 7(a) loans	SBA Originations, Acquisitions and Servicing (4)	58,911	2.8	57,999	2.8	56,071	2.6
Originated Residential Agency loans	Residential Mortgage Banking (4)	126,772	5.9	131,109	6.3	131,112	6.1
Total Loan portfolio		$2,145,989	100.0%	$2,081,868	100.0%	$2,141,532	100.0%

(1) Includes Loan assets of consolidated variable interest entities ("VIEs").

(2) Excludes specific and general allowance for loan losses.

(3) Excludes real estate acquired in settlement of loans.

(4) Excludes MSR assets.

The charts presented below illustrates additional information related to the geographic concentration, collateral concentration, and lien type of our loan portfolio:

LOAN PORTFOLIO COMPOSITION AS OF DECEMBER 31, 2017

GEOGRAPHIC LOCATION (1)(2)

California, 13.6%
Texas, 12.6%
Florida, 11.6%
New York, 6.9%
Georgia, 6.3%
Other, 49.0%

LIEN POSITION (1)(2)

Subordinated Mortgage, 1.9%
Other, 0.7%
First Mortgage, 97.4%

COLLATERAL TYPE (1)(2)

Industrial, 7.1%
Other, 12.6%
SBA, 23.7%
Office, 16.1%
(3)
Retail, 18.4%
Multi-Family, 22.1%

SBA COLLATERAL TYPE (1)(2)

Physicians Offices, 16.2%
Day Care Services, 12.8%
Other, 47.5%
Lodging, 10.4%
Vets, 7.2%
Eating Places, 5.9%

SUTHERLAND Asset Management

(1) As a percent of carrying value
(2) Excludes loans held-for-sale, at fair value
(3) Average carrying value of Retail exposure is $1.5 million as of December 31, 2017, compared to $1.6 million as of September 30, 2017

13

Our SBC Loan Acquisition Platform

Our SBC loan acquisition segment represents our investments in acquired SBC loans. We hold performing SBC loans to term, and we seek to maximize the value of the non-performing SBC loans acquired by us through proprietary loan modification programs. Where this is not possible, such as in the case of many non-performing loans, we seek to effect property resolution through the use of resolution alternatives to foreclosure.

Our Manager specializes in acquiring SBC loans that are sold by banks, including as part of bank recapitalizations or mergers, and from other financial institutions such as thrifts and non-bank lenders. Other sources of SBC loans include special servicers of large balance SBC ABS and CMBS trusts, the Federal Deposit Insurance Corporation, as receiver for failed banks, servicers of non-performing SBA Section 7(a) Program loans, and Community Development Companies originating loans under the SBA 504 program, GSEs, and state economic development authorities. Over the last several years, our Manager has developed relationships with many of these entities, primarily banks and their advisors. In many cases, we are able to acquire SBC loans through negotiated transactions, at times partnering with acquiring banks or private equity firms in bank acquisitions and recapitalizations. We believe that our Manager’s experience, reputation and ability to underwrite SBC loans make it an attractive buyer for this asset class, and that its network of relationships will continue to produce opportunities for it to acquire SBC loans on attractive terms.

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

The following table summarizes our loan acquisitions since 2008, including acquisitions prior to the formation of our operating partnership in November 2011 when our business was operated as part of the Victoria Funds, as of December 31, 2017:

Acquisition Year(1)	Purchased UPB (in thousands)	Cost (in thousands)	Liquidated UPB (in thousands)	Liquidated Cost (in thousands)	Current UPB (in thousands)	Amortized Cost of Remaining Loans (in thousands)
2008	$21,887	$16,197	$20,108	$14,784	$1,524	$1,085
2009	18,604	9,351	16,754	8,326	1,647	1,589
2010	158,448	61,459	154,904	59,717	2,648	1,698
2011	356,378	233,444	310,759	198,296	36,402	31,573
2012	203,956	134,136	200,595	132,931	2,879	1,123
2013	221,549	152,603	163,561	106,747	47,349	38,399
2014	347,809	224,607	266,485	162,773	65,768	47,370
2015	208,504	199,597	64,614	61,201	113,308	109,444
2016	139,723	136,771	58,338	58,131	68,521	66,395
2017	97,951	95,830	11,312	11,443	84,885	82,669
Total	$1,774,809	$1,263,995	$1,267,430	$814,349	$424,931	$381,345
(1)	Table includes real estate owned balances with current UPB of $8.0 million and a carrying value of approximately $4.4 million. Excludes general allowance for loan losses of $0.8 million.

The following chart sets forth certain information as of December 31, 2017 related to the unlevered yields on our acquired loan portfolio:

The following table sets forth certain information as of December 31, 2017 related to our acquired loan portfolio (in thousands):

Contractual Status (1)	Original UPB	Current UPB	Average UPB	Carrying Value (2)	Average Cost	Weighted Average Interest Rate	Weighted Average Maturity
Current	$627,653	$376,498	$516	$352,766	$481	6.4%	May 2027
30 - 59 days delinquent	7,326	5,171	575	4,954	542	6.3	February 2029
60 - 89 days delinquent	3,694	2,529	230	2,239	183	5.7	January 2030
90 - 179 days delinquent	6,917	2,755	306	2,474	195	5.8	September 2022
180 + days delinquent	37,847	25,352	357	17,576	281	5.9	October 2025
Bankruptcy	5,012	3,673	184	2,928	109	6.0	January 2031
Foreclosure	842	877	292	500	138	5.9	March 2035
REO	10,467	8,077	1,010	4,374	547	—	—
Total	$699,756	$424,931	$492	$387,811	$441	6.4%	May 2027
(1) Includes Loan assets of consolidated VIEs. (2) Excludes specific and general allowance for loan losses.

Waterfall’s extensive experience in securitization strategies for SBC loans dates to the first SBC ABS for performing loans and liquidating trusts for non-performing loans purchased from the Resolution Trust Corporation in 1993. We believe that in 2011, we were the first post-financial crisis issuer of SBC ABS and have since completed several SBC bond issuances backed by newly originated and acquired SBC and SBA 7(a) loan assets. The following table summarizes our acquired loan securitization activities:

Deal Name	Asset Class	Issuance	Ratings	Collateral Securitized	Advance Rate	Weighted Average Debt Cost
WVMT 2011-SBC1	SBC Acquired Loans - NPL	February 2011	NR(1)	$40.5 million	70.6%	7.0%
WVMT 2011-SBC2	SBC Acquired Loans	March 2011	DBRS(2)	97.7 million	84.1	5.3
WVMT 2011-SBC3	SBC Acquired Loans - NPL	October 2011	NR(1)	143.4 million	45.6	6.4
SCML 2015-SBC4	SBC Acquired Loans - NPL	August 2015	NR(1)	125.4 million	83.3	4.0
SCMT 2017-SBC6	SBC Acquired Loans	August 2017	NR(1)	154.9 million	90.0	3.3
Total				$561.9 million	74.8%	5.4%
(1)	Not rated.
(2)	DBRS is an SEC-registered nationally recognized statistical rating organization.

Our Loan Origination Platforms

We originate SBC loans generally ranging in initial principal amount of between $500,000 and $10 million, and typically with a duration of six years at origination. Our origination platform, which focuses on first mortgage loans, provides conventional SBC mortgage financing for SBC properties nationwide through the following programs:

•

First mortgage loans. Loans for the acquisition or refinancing of stabilized properties secured by traditional commercial properties such as multi-family, office, retail, mixed use or warehouse properties, which are often guaranteed by the property owners. The loans are typically amortizing and have maturities of five to twenty years.

•

Transitional loans. Loans for the acquisition of properties requiring more substantial expenditures for stabilization, secured by traditional commercial properties such as multi-family, office, retail, mixed use or warehouse properties which may be guaranteed by the property owners. The loans are typically interest-only and have maturities of two to four years.

•

Freddie Mac loans. Origination of loans ranging from $1 million to $5 million secured by multi-family properties through the recently launched Freddie Mac program. Loans are 90% guaranteed through the program. We sell qualifying loans to Freddie Mac, which, in turn, sells such loans to securitization structures. We are obligated to purchase the B-pieces secured by its underlying loans.

•

SBA loans. Loans secured by real estate, machinery, equipment and inventory that are guaranteed, typically 75% under the SBA Section 7(a) Programs. SBA loans include personal guarantees of the borrower and are typically amortizing and have maturities of seven to twenty-five years.

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

Our origination platforms include the following segments: (i) SBC Originations (ii) SBA Originations and (iii) Residential Mortgage Originations.

SBC Originations

We operate our SBC loan originations segment through ReadyCap Commercial. ReadyCap Commercial is a specialty-finance nationwide originator focused on originating commercial real estate mortgage loans through its conventional, agency multi-family and transitional loan programs. The following table summarizes the loan features of ReadyCap Commercial’s three product types:

	Stabilized Conventional/Agency Commercial Real Estate Lending		Transitional, Value-Add and Event Driven Commercial Real Estate Lending
	First Mortgage Product	Freddie Mac Product	Transitional Product
Loan Purpose	Purchase, Cash-Out Refinance, Rate & Term Refinance	Purchase, Cash-Out Refinance, Rate & Term Refinance	Purchase, Cash-Out Refinance, Rate & Term Refinance, Transitional
Product Highlights	Stabilized Properties, Single-Tenants, Earn-Outs	> 90% Occupancy	Unstabilized Properties, Earn-outs, Rehab/Renovation, Construction, Lease Roll Issues, Vacancy Issues
Core Property Types	Multi-family, Mixed Use, Retail, Office, Industrial	Multi-family	Multi-family, Mixed Use, Retail, Office, Industrial
Rates	From 4.75% (Fixed)	From 3.0% (Fixed)	From 4.75% (Primarily Floating)
Loan Size	$750,000 - $10,000,000	$1,000,000 - $5,000,000	$5,000,000 - $20,000,000
Terms	2 - 10 Years	5 - 20 Years	< 5 Years
Amortization	20 - 30 Years	20 - 30 Years	Full Term Interest Only
Leverage	Up to 75% LTV	Up to 80% LTV	Up to 80% LTV
Take Out	Term Securitization	GSE Wrap Securitization(1)	CLO Securitization
Origination Fees	Up to 1%	Up to 1%	Up to 1% & Up to 2% Exit Fee

                                      (1) Bonds guaranteed by the GSEs.

Through December 31, 2017, we have originated more than $2.2 billion in SBC loans in 36 states since ReadyCap Commercial’s inception in September 2012.    The following chart summarizes our SBC conventional loan originations since ReadyCap Commercial’s formation:

As of December 31, 2017, our originated SBC loans held in our portfolio had a UPB of $1,094.3 million and a carrying value of approximately $1,109.2 million. Our originated SBC loans, substantially all of which are currently classified as performing loans, represented approximately 51.0% of the UPB and 53.3% of the carrying value of our total loan portfolio as of December 31, 2017.

The following table summarizes our originated SBC loan securitization activities:

Deal Name	Asset Class	Issuance	Ratings	Collateral Securitized	Advance Rate	Weighted Average Debt Cost
RCMT 2014-1	SBC Originated Conventional	September 2014	MDY(1) / DBRS	$181.7 million	79.6%	3.6%
RCMT 2015-2	SBC Originated Conventional	November 2015	MDY(1) / Kroll(2)	218.8 million	75.5	4.1
FRESB 2016-SB11	Originated Agency Multi-family	January 2016	GSE Wrap(3)	110.0 million	90.0	2.8
FRESB 2016-SB18	Originated Agency Multi-family	July 2016	GSE Wrap(3)	118.0 million	90.0	2.2
RCMT 2016-3	SBC Originated Conventional	November 2016	MDY(1) / Kroll(2)	162.1 million	82.6	3.5
FRESB 2017-SB33	Originated Agency Multi-family	June 2017	GSE Wrap(3)	197.9 million	90.0	2.6
RCMF 2017-FL1	SBC Originated Transitional	August 2017	MDY(1) / Kroll(2)	198.8 million	82.0	LIBOR + 139 bps
Total				$1,187.3 billion	83.4	5.1%
(1)	Moody’s is a rating agency and an SEC-registered nationally recognized statistical rating organization.
(2)	Kroll Bond Rating Agency is a rating agency and an SEC-registered nationally recognized statistical rating organization.
(3)	GSE wrap guarantee.

Additionally, ReadyCap has been approved by Freddie Mac as one of 11 originators and servicers for multi-family loan products under the Freddie Mac program. As of December 31, 2017, ReadyCap employs 68 people focused on originating and supporting the SBC loan origination business.

The SBC loan origination market is highly fragmented, with few dedicated lenders. Furthermore, we believe that as economic conditions continue to stabilize or strengthen, the volume of short-term loan extensions and restructurings of existing SBC loans will be reduced, resulting in increased opportunities for us to originate new SBC loans.

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

We expect to continue to source SBC loan originations through the following loan origination channels:

•

Direct and indirect lending relationships.  We will generate origination loan leads directly through our extensive relationships with commercial real estate brokers, bank loan officers and mortgage brokers that refer leads to our loan officers. To a lesser extent, we will also source loan leads through commercial real estate realtors, trusted advisors such as financial planners, lawyers, and certified public accountants (“CPAs”) and through direct-to-the-borrower transactions.

•

Other direct origination sources for SBC loans.  From time to time, we may enter into strategic alliances and other referral programs with servicers, sub-servicers, strategic partners and vendors targeted at the refinancing of SBC loans.

SBA Origination, Acquisition and Servicing Platform

We operate our SBA loan origination, acquisition, and servicing segment through ReadyCap Lending. We acquire, originate and service owner-occupied loans guaranteed by the SBA under the SBA Section 7(a) Program through  ReadyCap Lending’s license, one of only 14 licensed non-bank SBLCs. In the future, we may also originate SBC loans for real estate under the SBA 504 loan program, pursuant to which the SBA guarantees subordinated, long-term financing. We believe investor demand for pass-through securities backed by the guaranteed portions of SBA Section 7(a) Program loans has been strong because the principal and interest payments are guaranteed by the full faith and credit of the U.S. Government. For this reason, we believe that SBA participating lenders that have sold the guaranteed portions of SBA Section 7(a) Program loans in recent years have been able to recognize attractive gains.

The SBA was created out of the Small Business Act in 1953. The SBA’s function is to protect the interests of small businesses. The SBA classifies a small business as a business that is organized for profit and is independently owned and operating primarily within the United States with less than $15 million in tangible net worth and not more than $5 million in average after-tax net income. The SBA supports small businesses by administering several programs that provide loan guarantees against default on qualified loans made to eligible small businesses.

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
Interest Rate

Negotiated between applicant and lender and is subject to maximums. The current maximums are Prime Rate plus 2.25% for maturities fewer than seven years and Prime Rate plus 2.75% for maturities of seven years or longer. Spreads on loans with an initial UPB below $50,000 have higher maximums.

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

Yearly Fee	The ongoing yearly fee due from lenders to SBA is 0.52% of the guaranteed portion of the outstanding balance on the 7(a) loan.
Personal Guarantee	Required from all owners of 20% or more of the equity of the business. Lenders can require personal guarantees of owners with less than 20% ownership.

Sources:  SBA, Business Development Corporation, Office of the Comptroller of the Currency, Congressional Research Service

      Our return on equity related to the SBA 7(a) program is generated through retained yield on the unguaranteed principal balance as well as sale premium and retained servicing on the guaranteed principal balance as displayed by the following:

The following table sets forth certain information as of December 31, 2017 related to our acquired SBA 7(a) loan portfolio (in thousands):

Contractual Status (1)	Original UPB	Current UPB	Average UPB	Carrying Value (2)	Average Cost	Weighted Average Rate	Weighted Average Maturity
Current	$906,797	$413,823	$255	$376,625	$232	5.8%	February 2031
30 - 89 days delinquent	64,399	18,788	159	16,211	135	6.0	July 2030
90+ days delinquent	87,624	15,836	108	7,769	38	5.9	May 2030
REO	13,576	714	59	713	59	—	—
Total	$1,072,397	$449,161	$237	$401,319	$210	5.9%	January 2031
(1) Includes loan assets of consolidated VIEs. (2) Excludes specific and general allowance for loan losses.

We have originated more than $188.7 million in SBA loans in 37 states since the program’s inception in mid-2015 through December 31, 2017. As of December 31, 2017, our originated SBA loans held in our loan portfolio had a UPB of $58.9 million and a carrying value of approximately $58.0 million.

The following table sets forth certain information as of December 31, 2017 related to our sale of originated SBA loans (in thousands):

Quarter	Proceeds Received for Sale of Guaranteed Portion of Loans	UPB Sold	Net Proceeds	Weighted Average Sales Premium
Q3 2015	$51,767	$49,392	$2,375	4.8%
Q4 2015	1,252	1,252	—	-
Q1 2016	10,344	9,271	1,072	11.6
Q2 2016	6,964	6,186	778	12.6
Q3 2016	14,414	12,879	1,535	11.9
Q4 2016	12,857	11,732	1,125	9.6
Q1 2017	10,638	9,595	1,044	10.9
Q2 2017	23,570	21,125	2,445	11.6
Q3 2017	32,855	29,354	3,501	11.9
Q4 2017	28,189	25,260	2,929	11.6
Total	$192,850	$176,047	$16,804	9.5%

The following table sets forth certain information as of December 31, 2017, related to our SBA servicing portfolio (in thousands):

Origination Vintage	Serviced Principal Balance	Weighted Average Servicing Fee	Weighted Average Remaining Term (in months)	% in Default (1)
< 1999	$3,228	2.0%	59	24.5%
2000 - 2004	51,540	1.7	111	5.3
2005 - 2009	216,984	2.2	147	10.5
2010 - 2014	42,154	1.0	209	16.0
2015 +	113,717	1.0	227	0.5
Total	$427,623	1.7%	169	7.8%
(1) Greater than or equal to 90-day equivalent

We use the securitization markets to access term financing on the unguaranteed retained portion of the SBA 7(a) Program loans. The following table summarizes our SBA loan securitization activities:

Deal Name	Asset Class	Issuance	Ratings	Collateral Securitized	Advance Rate	Weighted Average Debt Cost
RCLT 2015-1	SBA 7(a) Loans	June 2015	S&P(1)	$ 189.5 million	60.6%	2.5%
(1)	S&P is a rating agency and an SEC-registered nationally recognized statistical rating organization.

Residential Mortgage Origination Platform

In connection with our merger with ZAIS Financial on October 31, 2016, as described above, we added a residential mortgage loan origination component through GMFS, our wholly-owned subsidiary.  GMFS currently originates loans that are eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, VA and USDA through retail, correspondent and broker channels. GMFS is licensed in 18 states and provides a wide range of residential mortgage services, including home purchase financing, mortgage refinancing, reverse mortgages, new construction loans and condo financing. GMFS operates through 13 retail branches located in Louisiana, Georgia, Mississippi, Alabama, and Texas. GMFS employs both a servicing retained and servicing released execution strategy, while retaining approximately 85-90% of current production.  Our residential mortgage loan portfolio represented approximately 6.3% of the carrying value and 5.9% of the UPB of our total loan portfolio as of December 31, 2017. Our residential mortgage origination platform employed a total of 248 people as of December 31, 2017.

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

Highlights of the historical GMFS origination activity by purpose for the year ended December 31, 2017 are as follows:

The following table sets forth certain historical information related to the GMFS servicing of residential mortgage loans:

Highlights of the GMFS operating activity (which is included in our residential mortgage banking segment) for the year ended December 31, 2017 are as follows:

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

We believe that we have a significant opportunity to expand our footprint within the mortgage banking industry through:

•	Enhancement of our technology systems to drive further efficiency and customer satisfaction.

•	Increased penetration of existing clients and through the addition of new branches and independent originators in our correspondent and wholesale channels.

•	Opportunistic geographic expansion in our retail channel.

•	Expansion of our Texas operation (launched in the Fall of 2015), which originates loans through our retail, correspondent, and wholesale channels.

Our Loan Pipeline

We have a large and active pipeline of potential acquisition and origination opportunities that are in various stages of our investment process. We refer to assets as being part of our acquisition pipeline or our origination pipeline if:

•

an asset or portfolio opportunity has been presented to us and we have determined, after a preliminary analysis, that the assets fit within our investment strategy and exhibit the appropriate risk/reward characteristics and

•

in the case of acquired loans, we have executed a non-disclosure agreement (“NDA”) or an exclusivity agreement and commenced the due diligence process or we have executed more definitive documentation, such as a letter of intent (“LOI”), and in the case of originated loans, we have issued an LOI, and the borrower has paid a deposit.

As of December 31, 2017, our Manager has identified approximately $682.0 million in potential assets as measured by the fully committed amounts of the loans, comprised of:

•

$223.2 million in potential acquisitions of SBC loans, with $171.0 million relating to potential loan acquisitions for which our Manager has entered into LOIs or for which it has agreed on pricing terms with the sellers,

•	$16.0 million in potential acquisitions of SBA loans,

•	$159.8 million in SBC loan originations,

•	$135.4 million in SBA loan originations, and

•	$147.6 million in commitments to originate residential agency loans.

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

Our Manager’s extensive experience in non-performing and performing loan acquisition, origination, servicing and securitization strategies has enabled us to complete several securitizations of SBC loan and SBA 7(a) loan assets since January 2011. SBC securitization structures are non-recourse and typically provide debt equal to 50% to 90% of the cost basis of the SBC assets. Non-performing SBC ABS involve liquidating trusts with liquidation proceeds used to repay senior debt. Performing SBC ABS involve longer-duration trusts with principal and interest collections allocated to senior debt and losses on liquidated loans to equity and subordinate tranches. Our strategy is to continue to finance our assets through the securitization market, which will allow us to continue to match fund the SBC loans pledged as collateral to secure these securitizations on a long-term non-recourse basis.

We anticipate using other borrowings as part of our financing strategy, including re-securitizations, repurchase agreements, warehouse facilities, bank credit facilities (including term loans and revolving facilities), and public and private equity and debt issuances.

As of December 31, 2017, our committed and outstanding financing arrangements included:

•	five committed credit facilities and three master repurchase agreements to finance our SBC and residential mortgage loans with $248.7 million of borrowings outstanding;

•	$598.1 million of securitized debt obligations outstanding from $1.9 billion ABS that financed our whole loan acquisitions and SBC originations;

•	master repurchase agreements with four counterparties to fund our acquisition of MBS, short term investments, and SBC loans with $382.6 million of borrowings outstanding;

•	$140.0 million in principal amount of 7.50% senior secured notes due 2022, or “Senior Secured Notes”, to originate or acquire our target assets and for general corporate purposes; and

•	$115.0 million in principal amount of 7.00% convertible senior notes due 2023, our “Convertible Notes”, to originate or acquire our target assets and for general corporate purposes.

Although we are not required to maintain any specific debt-to-equity leverage ratio, the amount of leverage we may employ for particular assets will depend upon the availability of particular types of financing and our Manager’s assessment of the credit, liquidity, price volatility and other risks of those assets and financing counterparties. We are currently targeting on a debt-to-equity basis, 3:1 to 4:1 leverage on performing SBC loans we purchase or originate and finance through non-recourse securitization structures and 1:1 to 3:1 leverage on non-performing SBC loans that we purchase. Our expected leverage ratios for our recourse debt are 1.5:1 to 3:1. We believe that these target leverage ratios are conservative for these asset classes and exemplify the conservative levels of borrowings we intend to use over time. We intend to use leverage for the primary purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. We may, however, be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements that we may enter into in the future, and we may be subject to margin calls as a result of our financing activity. At December 31, 2017, we had a leverage ratio of 2.7x on a total debt-to-equity basis, and a leverage ratio of 1.6x on a total recourse debt-to-equity ratio.

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

In the face of this competition, we expect to have access to our Manager’s professionals and their industry expertise, which may provide us with a competitive advantage in sourcing transactions and help it assess acquisition and origination risks and determine appropriate pricing for potential assets. Additionally, we believe that we are currently one of only a handful of active market participants in the secondary SBC loan market. Due to the special servicing expertise needed to effectively manage these assets, the small size of each loan, the uniqueness of the real properties that collateralize the loans and the need to bring residential mortgage credit analysis into the underwriting process, we expect a competitive demand for these assets to remain constrained. We seek to manage credit risk through our loan-level pre-origination or pre-acquisition due diligence and underwriting processes, which as of December 31, 2017 has limited the amount of realized losses. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see “Item 1A - Risk Factors – Risks Related to Our Business – New entrants in the market for SBC loan acquisitions and originations could adversely impact our ability to acquire SBC loans at attractive prices and originate SBC loans at attractive risk-adjusted returns.”

EMPLOYEES; STAFFING

We are managed by Waterfall pursuant to the management agreement with Waterfall. Frederick Herbst, who is employed by Waterfall and serves as our Chief Financial Officer, is dedicated exclusively to us, and seven of Waterfall’s accounting professionals are also dedicated primarily to us. Waterfall or we may in the future hire additional personnel that may be dedicated to our business. Waterfall is not, however, obligated under the management agreement to dedicate any of its personnel exclusively to our business, nor is it or its personnel obligated to dedicate any specific portion of its or their time to our business. Accordingly, with the exception of our Chief Financial Officer, our executive officers are not required to devote any specific amount of time to our business. We are responsible for the costs of our own employees. However, with the exception of our ReadyCap Commercial, ReadyCap Lending and GMFS subsidiaries, which will employ its own personnel, we do not expect to have our own employees.

Our corporate headquarters are located at 1140 Avenue of the Americas, 7th Floor, New York, NY 10036, and our telephone number is (212) 257-4600.

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth certain information with respect to our executive officers.

Name	Age	Position with the Company
Thomas E. Capasse	60	Chariman of the Company Board of Directors and Chief Executive Officer
Jack J. Ross	60	President and Director
Frederick C. Herbst	60	Chief Financial Officer
Tom Buttacavoli	40	Chief Investment Officer
Carole A. Mortensen	46	Chief Operating Officer

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

Frederick C. Herbst serves as a Managing Director of our Manager and as our Chief Financial Officer. Prior to 2009, Mr. Herbst was Chief Financial Officer of Clayton Holdings, Inc., a publicly traded provider of analytics and due diligence services to participants in the mortgage industry. Prior to Clayton Holdings, he was Chief Financial Officer of Arbor Realty Trust, Inc., a publicly traded real estate investment trust, from 2003 until 2005, and of Arbor Commercial Mortgage, LLC from 1999 until 2005. Prior to joining Arbor, Mr. Herbst was Chief Financial Officer of The Hurst Companies, Inc., Controller with The Long Island Savings Bank, FSB, Vice President Finance with Eastern States Bankcard Association and a Senior Manager with Ernst & Young. Mr. Herbst received a Bachelor of Arts degree in Accounting from Wittenberg University in 1979. Mr. Herbst became a CPA in 1983.

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

Carole A. Mortensen serves as a Managing Director of our Manager and as our Chief Operating Officer. Prior to joining Waterfall in 2011, Ms. Mortensen held several positions within the financial services industry including Ally Bank (GMAC ResCap), UBS Investment Bank, Credit Suisse and Moody's Investors Service. Ms. Mortensen received a Bachelor of Arts degree in Political Science from Seton Hall University in 1992.

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

Item 1A. Risk Factors

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

Our acquired non-performing loans represented in the aggregate 2.1% of the UPB and 1.3% of the carrying value, of our total loan portfolio as of December 31, 2017. As of December 31, 2017, our 345 non-performing loans had a current unpaid principal balance of $45.7 million and a carrying value of $26.9 million. We consider a loan to be performing if the borrower is current on 100% of the contractual payments due for principal and interest during the most recent 90 days. We consider a loan to be non-performing if the borrower does not meet the criteria of a performing loan. Non-performing SBC loans are subject to increased risks of credit loss for a variety of reasons, including, the underlying property is too highly-leveraged or the borrower has experienced financial distress. Whatever the reason, the borrower may be unable to meet its contractual debt service obligation to us or our subsidiaries. Non-performing SBC loans may require a substantial amount of workout negotiations and/or restructuring, which may divert our attention from other activities and entail, among other things, a substantial reduction in the interest rate or capitalization of past due interest. However, even if restructurings are successfully accomplished, risks still exist that borrowers will not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity. Additional risks inherent in the acquisition of non-performing SBC loans include undisclosed claims, undisclosed tax liens that may have priority, higher legal costs and greater difficulties in determining the value of the underlying property.

As of December 31, 2017 the average loan-to-value (“LTV”), of ReadyCap’s originated portfolio was 65%. The weighted LTV of our acquired loans was 63% as of December 31, 2017. If such SBC loans with higher LTV ratios become delinquent, we may experience greater credit losses compared to lower-leveraged properties. Additional risks inherent in the acquisition of delinquent SBC loans include undisclosed claims, undisclosed tax liens that may have priority, higher legal costs and greater difficulties in determining the value of the underlying property.

The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets.

A portion of the SBC loans and ABS we own, acquire or originate may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less value than the value at which we have previously recorded our assets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

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

Most mortgage loans and securitizations of mortgage loans require a servicer to manage collections for each of the underlying loans. We will service our loan portfolio under a “component servicing” model (which includes the use of primary servicing by nationally recognized servicers and sub-servicing by participants in our Qualified Partner Program (“QPP”), who specialize in assets for the particular region in which the asset sits), which allows for highly customized loss mitigation strategies for non-performing and performing loans. Performing SBC loans (either loans purchased with historical activity, i.e., not originated, purchased in the secondary market or ReadyCap originations) will be securitized with us retaining the subordinate tranches. KeyBank Real Estate Capital, performs both primary and special servicing with all loss mitigation decisions directed by Waterfall (which also maintains an option to purchase delinquent loans from the securitization trust). Non-performing SBC loans are serviced either through an approved SBC primary servicer providing both primary and special servicing or providing only primary servicing with special servicing contracted to smaller regionally focused SBC operators and servicers who gain eligibility to participate in its QPP. Servicers’ responsibilities include providing collection activities, loan workouts, modifications and refinancings, foreclosures, short sales, sales of foreclosed real estate and financings to facilitate such sales. Both default frequency and default severity of loans may depend upon the quality of the servicer. If a servicer is not vigilant in encouraging the borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If a servicer takes longer to liquidate non-performing assets, loss severities may be higher than originally anticipated. Higher loss severity may also be caused by less competent dispositions of real estate owned (“REO”), properties.

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

As part of the risk management process Waterfall intends to use detailed proprietary models, including loan-level non-performing loan models, to evaluate collateral liquidation timelines and price changes by region, along with the impact of different loss mitigation plans. Additionally, Waterfall intends to use information, models and data supplied by third parties. Models and data will be used to value potential target assets. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, Waterfall may be induced to buy certain target assets at prices that are too high, to sell certain other assets at prices that are too low, or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful.

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

Although we believe that we are currently one of only a handful of active market participants in the secondary SBC loan market, new entrants in this market could adversely impact our ability to acquire and originate SBC loans at attractive prices. In acquiring and originating our target assets, we may compete with numerous regional and community banks, specialty finance companies, savings and loan associations, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders and other entities, and we expect that others may be organized in the future. The effect of the existence of additional REITs and other institutions may be increased competition for the available supply of SBC assets suitable for purchase, which may cause the price for such assets to rise, which may limit our ability to generate desired returns. Additionally, origination of SBC loans by our competitors may increase the availability of SBC loans which may result in a reduction of interest rates on SBC loans. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of SBC loans and ABS assets and establish more relationships than us.

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

In addition, the U.S. Government, Federal Reserve, Treasury, the SEC and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis that began in 2007. We cannot predict whether or when such actions may occur or what effect, if any, such actions could have on our business, results of operations and financial condition. In addition, because the programs are designed, in part, to provide liquidity to restart the market for certain of our targeted assets, the establishment of these programs may result in increased competition for opportunities in its targeted assets. It is also possible that our competitors may utilize the programs which would provide them with debt and equity capital funding from the U.S. government.

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

Our ARMs are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a loan. Our borrowings, including our repurchase agreement and securitizations, are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our ARMs. This problem is magnified for our ARMs that are not fully indexed. Further, some ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on ARMs than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates.

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

We are subject to Financial Accounting Standards Board standards and interpretations that can result in significant accounting changes that could have a material and adverse impact on our results of operations and financial condition. Accounting rules for financial instruments, including the acquisition and sales or securitization of mortgage loans, investments in ABS, derivatives, investment consolidations and other aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. For example, the Company estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our SBC loans, the likelihood of repayment in full at the maturity of a loan, potential for an SBC loan refinancing opportunity in the future and expected market discount rates for varying property types. These complexities could lead to a delay in the preparation of financial information and the delivery of this information to our stockholders.

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

We will be dependent on Waterfall for our day-to-day management. Frederick Herbst, who is employed by Waterfall and serves as our Chief Financial Officer, is dedicated exclusively to our business, and seven of Waterfall’s accounting professionals are also dedicated exclusively to our business, and such persons are expected to be dedicated to us. In addition, Waterfall or we may in the future hire additional personnel that may be dedicated to our business. Waterfall is not, however, obligated under the management agreement to dedicate any of its personnel exclusively to our business, nor is it or its personnel obligated to dedicate any specific portion of its or their time to our business. We will also be responsible for the costs of our own employees. However, with the exception of our ReadyCap and GMFS subsidiaries, which will employ their own personnel, we do not expect to have our own employees. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the executive officers and key personnel of Waterfall. The executive officers and key personnel of Waterfall will evaluate, negotiate, structure, close and monitor our acquisitions of assets, and our success will depend on its continued service. The departure of any of the executive officers or key personnel of Waterfall could have a material adverse effect on our performance. In addition, we offer no assurance that Waterfall will remain our Manager or that we will continue to have access to Waterfall’s principals and professionals. The initial term of our management agreement with Waterfall only extends for three years from the closing of the ZAIS Financial merger, with automatic one-year renewal terms starting on the third anniversary of the closing of the ZAIS Financial merger. If the management agreement is terminated and no suitable replacement is found to manage the Company, we may not be able to execute our business plan.

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

We are subject to conflicts of interest arising out of our relationship with Waterfall and its affiliates. Frederick Herbst, who is employed by Waterfall and will serve as the Company’s Chief Financial Officer, is dedicated exclusively to the Company and seven of Waterfall’s accounting professionals also are expected to be dedicated exclusively to our Company. With the exception of our ReadyCap and GMFS subsidiaries, which will employ their own personnel, we do not expect to have our own employees. In addition, we expect that the Chief Executive Officer, President, portfolio managers and any other appropriate personnel of Waterfall will devote such portion of their time to our affairs as is necessary to enable us to effectively operate its business. Waterfall and our officers may have conflicts between their duties to us and their duties to, and interests in, Waterfall and its affiliates. Waterfall is not required to devote a specific amount of time or the services of any particular individual to our operations. Waterfall manages or provides services to other clients, and we will compete with these other clients for Waterfall’s resources and support. The ability of Waterfall and its officers and personnel to engage in other business activities may reduce the time they spend advising us.

There may also be conflicts in allocating assets that are suitable for us and other clients of Waterfall and its affiliates. Waterfall manages a series of funds and a limited number of separate accounts, which focus on a range of ABS and other credit strategies. With the exception of the Waterfall Olympic Offshore Fund, Ltd. (the “Olympic Fund”) discussed below, none of these other funds or separate accounts focus on SBC loans as their primary business strategy.

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

GMFS is a seller/servicer approved to sell residential mortgage loans to Freddie Mac, Fannie Mae, the HUD/ FHA, the USDA, and the VA and failure to maintain its status as an approved seller/servicer could harm our business.

GMFS is an approved Fannie Mae Seller-Servicer, Freddie Mac Seller-Servicer, Ginnie Mae issuer, Department of Housing and Urban Development (“HUD”)/ FHA mortgagee, USDA approved originator, and VA lender. As an approved seller/servicer, GMFS is required to conduct certain aspects of its operations in accordance with applicable policies and guidelines published by these entities. Failure to maintain GMFS’s status as an approved seller/servicer would mean it would not be able to sell mortgage loans to these entities, could result in it being required to re-purchase loans previously sold to these entities, or could otherwise restrict our business and investment options and could harm our business and expose us to losses or other claims. Fannie Mae, Freddie Mac or these other entities may, in the future, require GMFS to hold additional capital or pledge additional cash or assets in order to maintain approved seller/servicer status, which, if required, would adversely impact our financial results.

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

Allegations of deficiencies in servicing and foreclosure practices among several large sellers and servicers of residential mortgage loans that surfaced in 2010 raised various concerns relating to such practices, including the improper execution of the documents used in foreclosure proceedings, inadequate documentation of transfers and registrations of mortgages and assignments of loans, improper modifications of loans, violations of representations and warranties at the date of securitization, and failure to enforce put-backs.

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

Homeowner association super priority liens may take priority over the mortgage lien. In some jurisdictions it is possible that the first lien of a mortgage may be extinguished by super priority liens of homeowners associations(“HOAs”), potentially resulting in a loss of the outstanding principal balance of the mortgage loan. In a number of states, HOA or condominium association assessment liens can take priority over first lien mortgages in certain circumstances. The number of these so called superlien jurisdictions has increased in the past few decades and may increase further. Recent rulings by the highest courts in Nevada and the District of Columbia have held that the superlien statute provides the HOA or condominium association with a true lien priority rather than a payment priority from the proceeds of the sale, creating the ability to extinguish the existing senior mortgage and greatly increasing the risk of losses on mortgage loans secured by homes whose owners fail to pay HOA or condominium fees. If an HOA, or a purchaser of an HOA superlien, completes a foreclosure in respect of an HOA superlien on a mortgaged property, the related mortgage loan may be extinguished. In those circumstances, a loan owner could suffer a loss of the entire principal balance of such mortgage loan. A servicer might be able to attempt to recover, on an unsecured basis, by suing the related mortgagor personally for the balance, but recovery in these circumstances will be problematic if the related mortgagor has no meaningful assets against which to recover. Special assessments and energy efficiency liens may take priority over the mortgage lien. Mortgaged properties securing mortgage loans may be subject to the lien of special property taxes and/or special assessments. These liens may be superior to the liens securing the mortgage loans, irrespective of the date of the mortgage. In some instances, individual mortgagors may be able to elect to enter into contracts with governmental agencies for property assessed clean energy or similar assessments that are intended to secure the payment of energy and water efficiency and distributed energy generation improvements that are permanently affixed to their properties, possibly without notice to or the consent of the mortgagee. These assessments may also have lien priority over the mortgages securing mortgage loans. No assurance can be given that a mortgaged property so assessed will increase in value to the extent of the assessment lien. Additional indebtedness secured by the assessment lien would reduce the amount of the value of a mortgaged property available to satisfy the affected mortgage loan. Such actions could have a dramatic impact on our business, results of operations and financial condition, and the cost of complying with any additional laws and regulations could have a material adverse effect on our business, financial condition, results of operations, the market price of our common stock and our ability to pay dividends to our stockholders.

Our MSRs will expose us to significant risks.

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

We will use prudent leverage to increase potential returns to our stockholders. We have completed several securitizations of predominantly SBC loan and SBA 7(a) loan assets since January 2011, issuing bonds with an aggregate face value of $1.9 billion. As of December 31, 2017, our committed and outstanding financing arrangements included:

•	five committed credit facilities and three master repurchase agreements to finance our SBC and residential mortgage loans with $248.7 million of borrowings outstanding;

•	$598.1 million of securitized debt obligations outstanding from $1.9 billion ABS that financed our whole loan acquisitions and SBC originations;

•	master repurchase agreements with four counterparties to fund our acquisition of MBS, short term investments, and SBC loans with $382.6 million of borrowings outstanding;

•	$140.0 million in principal amount of 7.50% senior secured notes due 2022 to originated or acquire our target assets and for general corporate purposes; and

•	$115.0 million in principal amount of 7.00% convertible senior notes due 2023 to originate or acquire our target assets and for general corporate purposes.

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

Our financing arrangements, including the our senior secured notes issued in February 2017 by ReadyCap Holdings, LLC (“ReadyCap Holdings”), an indirect wholly-owned subsidiary of our Company, contain various financial and other restrictive covenants, including covenants that require us to maintain a certain interest coverage ratio and net asset value and that create a maximum balance sheet leverage ratio. For further information on these covenants see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in this annual report on Form 10-K. If we fail to satisfy any of the financial or other restrictive covenants, or otherwise default under these financings, the lender or noteholders may have the right to take certain actions, including accelerating repayment or repurchase and terminating the financing. Accelerating repayment or repurchase or terminating the facility would require immediate repayment by us of the borrowed funds, which may require us to liquidate assets at a disadvantageous time, causing us to incur further losses and adversely affecting our results of operations and financial condition, which may impair our ability to maintain our current level of distributions.

Certain financing arrangements restrict our operations and expose us to additional risk.

Our existing financing arrangements, including the Senior Secured Notes, Convertible Notes, and our future financing arrangements are or will be governed by a credit agreement, indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. We will bear the cost of issuing and servicing such credit facilities, arrangements or securities.

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

Our securitizations may also reduce and/or restrict our available cash needed to pay dividends to our stockholders in order to satisfy the REIT requirements. Under the terms of the securitization, excess interest collections with respect to the securitized loans are distributed to us as the trust certificate holder once the overcollateralization target is reached and maintained. If the securitized loans experience delinquencies exceeding default triggers specified in the securitizations, the excess interest collections will be paid to the noteholders as additional principal payments on the notes. If excess interest collections are paid to noteholders rather than to us, we will be required to use cash from other sources to pay dividends to our stockholders in order to satisfy the REIT requirements or to fund our ongoing operations.

Our inability to access funding could have a material adverse effect on our results of operations, financial condition and business. We will rely on short-term financing and thus are especially exposed to changes in the availability of financing.

We will use short-term borrowings, such as our existing credit facilities and repurchase agreements, to fund the acquisition of our assets, pending our completion of longer-term matched funded financings. Our use of short-term financings exposes us to the risk that our lenders may respond to market conditions by making it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew our then existing short-term facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under these types of financing, we may have to curtail our asset acquisition and origination activities and/or dispose of assets.

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

In June 2017, we extended our master repurchase agreement to finance our acquisition of SBC loans for up to $200.0 million, $102.6 million of which is committed, with $97.4 million outstanding as of December 31, 2017. In December 2015, we closed on a master repurchase agreement to fund the origination of our SBC loans for up to $275.0 million, with $173.8 million outstanding as of December 31, 2017, which was extended in February 2017 and further extended in February 2018 through February 14, 2020. In June 2016, we closed on a master repurchase agreement to fund the origination of transitional loans and acquisition of mezzanine loans for up to $250.0 million, with $60.5 million outstanding as of December 31, 2017. In June 2017, we extended the maturity date under this repurchase agreement through June

2018. We also entered into master repurchase agreements to fund our acquisition of SBC ABS and short-term investments with four counterparties and had $65.4 million of borrowings as of December 31, 2017. We also entered into a promissory note agreement with $6.1 million outstanding as of December 31, 2017. We may use these facilities together with other borrowings structured as repurchase agreements to finance our assets. If the market value of the assets pledged or sold by us under a repurchase agreement borrowing to a financing institution declines, we will normally be required by the financing institution to pay down a portion of the funds advanced, but we may not have the funds available to do so, which could result in defaults. Repurchase agreements that we may use in the future may also require us to provide additional collateral if the market value of the assets pledged or sold by us to a financing institution declines. Posting additional collateral to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. In the event we do not have sufficient liquidity to meet such requirements, financing institutions can accelerate repayment of our indebtedness, increase interest rates, liquidate our collateral or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection. For further information on our repurchase agreements see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —  Liquidity and Capital Resources” included in this annual report on Form 10-K.

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

In the event of insolvency or bankruptcy, repurchase agreements normally qualify for special treatment under the Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the Bankruptcy Code and to foreclose on the collateral agreement without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur.

The change of control provisions in the Senior Secured Notes and the related indenture could deter, delay or prevent an otherwise beneficial merger, acquisition, tender offer or other takeover attempt involving our Company.

The change of control provisions in the Notes and the related indenture could make it more difficult or more expensive for a third-party to acquire our Company.  If a merger, acquisition, tender offer or other takeover attempt involving our Company by a third-party constitutes a change of control under the Indenture, ReadyCap Holdings may be required to offer to repurchase all of the Notes. As a result, our obligations under the Notes could increase the cost of acquiring our Company or otherwise discourage a third party from acquiring our Company.

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

Although mortgage originators generally underwrite mortgage loans in accordance with their pre-determined loan underwriting guidelines, from time to time and in the ordinary course of business, originators may make exceptions to these guidelines. On a case-by-case basis, underwriters may determine that a prospective borrower that does not strictly qualify under the underwriting guidelines warrants an underwriting exception, based upon compensating factors. Compensating factors may include a lower LTV, a higher debt coverage ratio, experience as an owner or investor, higher borrower net worth or liquidity, stable employment, longer length of time in business and length of time owning the property. Loans originated with exceptions may result in a higher number of delinquencies and defaults.

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

As previously disclosed in the Joint Proxy Statement Prospectus filed on August 26, 2016 and in our annual report on Form 10-K for the year ended December 31, 2016, a counterparty (the “Counterparty”) whose predecessor purchased mortgage loans from GMFS, which is currently our subsidiary, asserted claims against GMFS for breach of representations and warranties arising out these mortgage loan sales (the “Claims”).  We estimate that dating back to a period that began in 1999 and ended in 2006, approximately $1 billion of mortgage loans were sold servicing released by GMFS to the predecessor to the Counterparty.  As we have also previously disclosed, GMFS entered into a statute of limitations tolling agreement with the Counterparty on December 12, 2013 related to the Claims, which was further amended to extend the expiration date, most recently to May 15, 2017.

On April 25, 2017, our Company and GMFS entered into a definitive agreement (the “Settlement Agreement”) to settle all Claims with the Counterparty and provide for mutual releases.  Pursuant to the Settlement Agreement, our Company has paid a total of $6,000,000 in cash and issued 275,862 shares of our Company’s common stock to the Counterparty (the “Settlement Shares”).  The Settlement Shares were issued within seven days of the Settlement Agreement in a private placement transaction effected in reliance on an exemption from the registration requirements of the Securities Act; pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.  As part of the settlement, our Company granted the Counterparty customary resale registration rights.

During the period beginning on the 24-month anniversary of the date of the Settlement Agreement (and ending 30 days thereafter), the Counterparty will have the right, but not the obligation, to require that our Company repurchase any and all of the Settlement Shares that the Counterparty then owns at a price per share equal 65% of the then last reported book value per share of our Company’s common stock.

GMFS was an indirect subsidiary of ZAIS Financial when our Company completed its merger transaction with ZAIS Financial on October 31, 2016.  As disclosed in the Joint Proxy Statement Prospectus used in connection with the merger transaction and in our annual report on Form 10-K for the year ended December 31, 2016, ZAIS Financial had originally acquired GMFS on October 31, 2014 (the “GMFS 2014 acquisition”) from investment partnerships that were advised by our Manager, and from certain other entities controlled by GMFS management (together, the “2014 GMFS sellers”).  The terms of the GMFS 2014 acquisition provided for the payment of both cash consideration and the possible payment of additional contingent consideration based on the achievement by GMFS of certain financial milestones specified in the GMFS 2014 acquisition agreement.

The GMFS 2014 acquisition agreement contained representations and warranties related to GMFS, as well as indemnification obligations to cover breaches of representations and warranties, repurchase claims or demands from investors in respect of mortgage loans originated, purchased or sold by GMFS prior to the closing date of the acquisition.  The GMFS 2014 acquisition agreement also established an escrow fund to support the payment of indemnification claims and allowed for indemnification claims to be offset against the contingent consideration that would otherwise be payable to the GMFS 2014 sellers under the GMFS 2014 acquisition agreement.  In accordance with the terms of the GMFS 2014 acquisition agreement, we applied the amounts paid to the Counterparty in settlement of the Claims to offset the amount of contingent consideration that we would otherwise be required to pay to the GMFS 2014 sellers under the GMFS 2014 acquisition agreement. We also recorded the amounts paid under the Settlement Agreement as a reduction of the $14.5 million liability that was accrued on our balance sheet as of December 31, 2016 to cover the possible payment of contingent consideration pursuant to the GMFS 2014 acquisition. As a result, we do not expect that the settlement will result in a charge to our earnings or otherwise adversely impact our results of operations.

Under the terms of the indemnification provisions contained in the GMFS 2014 acquisition agreement, the 2014 GMFS sellers are liable for amounts paid in settlement of Claims made with their consent, which consent was not to be unreasonably withheld or delayed. Certain of the 2014 GMFS sellers did not consent to the settlement, and as a result, there can be no assurance that the exercise of the right to indemnification by our Company under the terms of the GMFS 2014 acquisition agreement would be successful.

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

We record derivative and hedging transactions in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under these standards, we may fail to qualify for, or choose not to elect, hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the definition of a derivative (such as short sales), we fail to satisfy hedge documentation, and hedge effectiveness assessment requirements or our instruments are not highly effective. If we fail to qualify for, or choose not to elect, hedge accounting treatment, our operating results may be volatile because changes in the fair value of the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction or item.

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

Our loan portfolio is concentrated in California, Texas, Florida, New York, and Georgia and represents approximately 13.6%, 12.6%, 11.6%, 6.9%, and 6.3%,  respectively, of our total loans as of December 31, 2017. Continued deterioration of economic conditions in these or in any other state in which we have a significant concentration of borrowers could have a material and adverse effect on our business by reducing demand for new financings, limiting the ability of customers to repay existing loans and impairing the value of our real estate collateral and real estate owned properties. For example, the real estate market in South Florida has experienced a significant downturn which has an adverse impact on the collateral securing our loans in these areas.

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

Failure to maintain our status as an approved seller/servicer would mean we would not be able to sell mortgage loans to Freddie Mac, could result in us being required to re-purchase loans previously sold to Freddie Mac, or could otherwise restrict our business and investment options and could harm our business and expose us to losses or other claims. Freddie Mac may, in the future, require us to hold additional capital or pledge additional cash or assets in order to maintain approved seller/servicer status, which, if required, would adversely impact our financial results. Loans sold to Freddie Mac that may be required to be re-purchased as of December 31, 2017 included 97 loans with a combined unpaid principal balance of $231.5 million.

The diminished level of Freddie Mac participation in, and other changes in the role of Freddie Mac in, the mortgage market may adversely affect our business.

In September 2008, FHFA placed Fannie Mae and Freddie Mac in conservatorship and undertook the extraordinary dual role of supervisor and conservator. Now in their ninth year, FHFA’s conservatorships are of unprecedented scope, scale, and complexity. While in conservatorship, Fannie Mae and Freddie Mac have required $187.5 billion in financial investment from the Treasury to avert insolvency, and, through the start of 2017, have paid to Treasury over $255 billion in dividends. Despite their high leverage, lack of capital, conservatorship status, and uncertain future, the combined Fannie Mae and Freddie Mac have grown in size during conservatorship and, according to FHFA, their combined market share of newly issued MBS is more than 65%. In mid-2017, their combined total assets were approximately $5.3 trillion and their combined debt exceeded $5 trillion. Although market conditions have improved and Fannie Mae and Freddie Mac have returned to profitability, their ability to sustain profitability in the future cannot be assured for a number of reasons: the winding down of their investment portfolios and reduction in net interest income; the level of guarantee fees they will be able to charge and keep; the future performance of their business segments; and the significant uncertainties involving key market drivers such as mortgage rates, homes prices, and credit standards. Fannie Mae and Freddie Mac will also be required to eliminate their capital cushion by the end of 2018 and in any quarter in which they suffer a loss, will have to once again draw funds from Treasury to cover such losses. To address these challenges, a number of reform proposals have been introduced and suggested, but none have passed a congressional vote.

If Freddie Mac participation in the mortgage market were reduced or eliminated, or its structures were to change, our ability to originate and service loans under the Freddie Mac program could be adversely affected. These developments could also materially and adversely impact the pricing of our potential future Freddie Mac loan and ABS portfolio. Additionally, the current support provided by the Treasury to Freddie Mac, and any additional support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from such assets, thereby tightening the spread between the interest we earn on these assets and the cost of financing these assets. Future legislation affecting Freddie Mac may create market uncertainty and have the effect of reducing the actual or perceived credit quality of Freddie Mac and the securities issued or guaranteed by it. As a result, such laws could increase the risk of loss on our investments related to the Freddie Mac program. It also is possible that such laws could adversely impact the market for such assets and the spreads at which they trade.

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

Because the assets we will hold and expect to acquire may experience periods of illiquidity, we may lose profits or be prevented from earning capital gains if we cannot sell SBC loans and ABS assets at an opportune time.

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

We may originate or acquire mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy its mezzanine loan. If a borrower defaults on any mezzanine loan we may purchase or originate, or debt senior to any such loan, or in the event of a borrower bankruptcy, such mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our initial expenditure. In addition, mezzanine loans may have higher LTVs than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to any mezzanine loans we may purchase or originate would result in operating losses for us and may limit our ability to make distributions to our stockholders.

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

We have been organized and operated and intend to continue to operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2011. We have not requested and do not intend to request a ruling from the Internal Revenue Service (the “IRS”), that we qualify as a REIT. The U.S. federal income tax laws governing REITs are complex, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. The complexity of these provisions and of applicable Treasury Regulations is greater in the case of a REIT that, like us, holds our assets through a partnership. To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we may not obtain independent appraisals. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes. Furthermore, we hold certain assets through our ownership interest in Ready Capital Subsidiary REIT I, LLC, which we refer to as our subsidiary REIT. Our ability to qualify as a REIT is dependent in part on the REIT qualification of our subsidiary REIT, which is required to separately satisfy each of the REIT requirements in order to qualify as a REIT. Thus, while we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. In order to treat a subsidiary of the REIT as a TRS, both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. In order to qualify as a REIT, no more than 20% of the value of our gross assets at the end of each calendar quarter may consist of securities of one or more TRSs. A significant portion of our activities are conducted through our TRSs, and we expect that such TRSs will from time to time hold significant assets.

We have elected, together with each of ReadyCap Holdings and Ready Capital TRS I, LLC, for each such entity to be treated as a TRS, and we may make TRS elections with respect to certain other entities we may form in the future (collectively referred to herein as "our TRSs"). While we intend to manage our affairs so as to satisfy the TRS limitation, there can be no assurance that we will be able to do so in all market circumstances.

In order to satisfy the TRS limitation, we have been required to and may in the future be required to acquire assets that we otherwise would not acquire, liquidate or restructure assets that we hold through ReadyCap Holdings or any of our TRSs, or otherwise engage in transactions that we would not otherwise undertake absent the requirements for REIT qualifications. Each of these actions could reduce the distributions available to our stockholders. In addition, we and our subsidiary REIT have made loans to our TRSs that meet the requirements to be treated as qualifying investments of new capital, which is generally treated as a real estate asset under the Code. Because such loans are treated as real estate assets for purposes of the REIT requirements, we do not treat these loans as TRS securities for purposes of the TRS asset limitation, which is consistent with private rulings issues by the IRS. However, no assurance can be provided that the IRS may not successfully assert that such loans should be treated as securities of our TRSs or our subsidiary REIT's TRSs, which could adversely impact our qualification as a REIT. In addition, our TRSs have obtained financing in transactions in which we and our other subsidiaries have provided guaranties and similar credit support. Although we believe that these financings are properly treated as financings of our TRSs for U.S. federal income tax purposes, no assurance can be provided that the IRS would not assert that such financings should be treated as issued by other entities in our structure, which could impact our compliance with the TRS limitation and the other REIT requirements. Moreover, no assurance can be provided that we will be able to successfully manage our asset composition in a manner that causes us to satisfy the TRS limitation each quarter, and our failure to satisfy this limitation could result in our failure to qualify as a REIT.

Any distributions we receive from our TRSs are classified as dividend income to the extent of the earnings and profits of the distributing corporation. Any of our TRSs may from time to time need to make such distributions in order to keep the value of our TRSs below 20% of our total assets. However, TRS dividends will generally not constitute qualifying income for purposes of one of the tests we must satisfy to qualify as a REIT, namely, that at least 75% of our gross income must in each taxable year generally be from real estate assets. While we will continue to monitor our compliance with both this income test and the limitation on the percentage of our assets represented by securities of our TRSs, and intend to conduct our affairs so as to comply with both, the two may at times be in conflict with one another. As an example, it is possible that we may wish to distribute a dividend from a TRS in order to reduce the value of our TRSs below the required threshold of our assets, but be unable to do so without violating the requirement that 75% of our gross income in the taxable year be derived from real estate assets. Although there are other measures we can take in such circumstances in order to remain in compliance, there can be no assurance that we will be able to comply with both of these tests in all market conditions.

Complying with REIT requirements may force us to liquidate or forego otherwise attractive investments, which could reduce returns on our assets and adversely affect returns to our stockholders.

To qualify as a REIT, we must generally ensure that at least 75% of our gross income for each taxable year, excluding certain amounts, is derived from certain real property‑related sources, and at least 95% of our gross income for each taxable year, excluding certain amounts, is derived from certain real property‑related sources and passive income such as dividends and interest. In addition, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and RMBS. The remainder of our investment in securities (other than government securities and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualifying real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by stock and securities of one or more TRSs and no more than 25% of the value of our assets may consist of “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments from our portfolio. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders. In addition, if we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT. The REIT requirements described above may also restrict our ability to sell REIT-qualifying assets, including asset sales made in connection with a disposition of certain segments of our business or in connection with a liquidation of us, without adversely impacting our qualifications as a REIT. Furthermore, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT.

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

Distributions from us or gain on the sale of our common stock may be treated as unrelated business taxable income, or “UBTI”, to U.S. tax-exempt holders of common stock.

If (i) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (ii) a tax-exempt U.S. person has incurred debt to purchase or hold our common stock, (iii) we purchase real estate mortgage investment conduit (“REMIC”) residual interests that generate “excess inclusion income,” or (iv) we are a “pension held REIT,” then a portion of the distributions with respect to our common stock and, in the case of a U.S. person described in clause (ii), gains realized on the sale of such common stock by such U.S. person, may be subject to U.S. federal income tax as UBTI under the Code. We have engaged in certain securitization transactions that are treated as taxable mortgage pools for U.S. federal income tax purposes. Although we believe that such transactions are structured in a manner so that they should not cause any portion of the distributions in our shares to be treated as excess inclusion income, no assurance can be provided that the IRS would not assert a contrary position.

We may lose our REIT qualification or be subject to a penalty tax if we earn, and the IRS successfully challenges our characterization of, income from foreign TRSs or other non-U.S. corporations in which we hold an equity interest.

We may make investments in non-U.S. corporations some of which may, together with us, make a TRS election. We likely will be required to include in our income, even without the receipt of actual distributions, earnings from any such foreign TRSs or other non-U.S. corporations in which we hold an equity interest. Income inclusions from equity investments in certain foreign corporations are technically neither dividends nor any of the other enumerated categories of income specified in the 95% gross income test for REIT qualification purposes. However, in recent private letter rulings, the IRS exercised its authority under Code Section 856(c)(5)(J)(ii) to treat such income as qualifying income for purposes of the 95% gross income test, notwithstanding the fact that the income is not included in the enumerated categories of income qualifying for the 95% gross income test. A private letter ruling may be relied upon only by the taxpayer to whom it is issued, and the IRS may revoke a private letter ruling. Consistent with the position adopted by the IRS in those private letter rulings and based on advice of counsel concerning the classification of such income inclusions for purposes of the REIT income tests, we intend to treat such income inclusions that meet certain requirements as qualifying income for purposes of the 95% gross income test. Notwithstanding the IRS’s determination in the private letter rulings described above, it is possible that the IRS could successfully assert that such income does not qualify for purposes of the 95% gross income test, which, if such income together with other income we earn that does not qualify for the 95% gross income test exceeded 5% of our gross income, could cause us to be subject to a penalty tax and could impact our ability to qualify as a REIT.

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

Our taxable income may substantially exceed our net income as determined under U.S. GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, it is likely that we will acquire assets, including RMBS requiring us to accrue original issue discount (“OID”) or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. Under the recently enacted Tax Cuts and Jobs Act ("TCJA"), we generally will be required to recognize certain amounts in income no later than the time such amounts are reflected on our financial statements.  The application of this rule may require the accrual of income with respect to our loans, such as original issue discount or market discount, earlier than would be the case under the otherwise applicable tax rules, although the precise application of this rule is unclear at this time.  This rule generally will be effective for tax years beginning after December 31, 2017 but, for debt instruments issued with original issue discount, for tax years beginning after December 31, 2018. Also, in certain circumstances our ability to deduct interest expenses for U.S. federal income tax purposes may be limited.  We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification.  Finally, we may be required under the terms of the indebtedness that we incur to use cash received from interest payments to make principal payments on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

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

We may acquire mortgage loans, RMBS or other debt instruments in the secondary market for less than their face amount. The discount at which such securities are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Market discount generally accrues on the basis of the constant yield to maturity of the debt instrument based generally on the assumption that all future payments on the debt instrument will be made. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. In particular, payments on mortgage loans are ordinarily made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on a debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deduction in a subsequent taxable year. In addition, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under applicable Treasury Regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt, even if the value of the debt or the payment expectations have not changed.

Similarly, some of the RMBS that we purchase will likely have been issued with OID. We will generally be required to report such OID based on a constant yield method and income will accrue based on the assumption that all future projected payments due on such MBSs will be made. If such MBSs turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year in which uncollectability is provable. Finally, in the event that any mortgage loans, RMBS or other debt instruments acquired by us are delinquent as to mandatory principal and interest payments, or in the event a borrower with respect to a particular debt instrument acquired by us encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to subordinate RMBS at their stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the loss would likely be treated as a capital loss, and the utility of that loss would therefore depend on our having capital gain in that later year or thereafter.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock and securities of one or more TRSs. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

We have elected and will elect to treat certain subsidiaries as TRSs. Any such TRS and any other domestic TRS that we may form would therefore be required to pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income would be available for distribution to us but would not be required to be distributed to us by such TRS. We anticipate that the aggregate value of the TRS stock and securities owned by us will be less than 20% of the value of our total assets (including the TRS stock and securities). Furthermore, we will monitor the value of our investments in our TRSs to ensure compliance with the rule that no more than 20% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS limitations or to avoid application of the 100% excise tax discussed above.

The ownership limits that apply to REITs, as prescribed by the Code and by our charter, may inhibit market activity in shares of our common stock and restrict our business combination opportunities.

In order for us to qualify as a REIT, not more than 50% in value of our outstanding shares of stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after the first year for which we elect to qualify as a REIT. Additionally, at least 100 persons must beneficially own our stock during at least 335 days of a taxable year or during a proportionate part of a taxable year of less than twelve months (other than the first taxable year for which we elect to be taxed as a REIT). Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary or appropriate to preserve our qualification as a REIT. Our charter also provides that, unless exempted by our board of directors, no person may own more than 9.8% in value or in number, whichever is more restrictive, of the outstanding shares of our common stock, or 9.8% in value or in number, whichever is more restrictive, of the outstanding shares of all classes and series of our capital stock. Our board of directors may, in its sole discretion, subject to such conditions as it may determine and the receipt of certain representations and undertakings, prospectively or retroactively, waive the ownership limits or establish a different limit on ownership, or excepted holder limit, for a particular stockholder if the stockholder’s ownership in excess of the ownership limits would not result in us being “closely held” under Section 856(h) of the Code or otherwise failing to qualify as a REIT. These ownership limits could delay or prevent a transaction or a change in control of us that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders.

Certain financing activities may subject us to U.S. federal income tax and increase the tax liability of our stockholders.

We may enter into transactions that could result in us, the operating partnership or a portion of the operating partnership’s assets being treated as a “taxable mortgage pool” for U.S. federal income tax purposes. Specifically, we may securitize residential or commercial real estate loans that we originate or acquire and such securitizations, to the extent structured in a manner other than a REMIC, would likely result in us owning interests in a “taxable mortgage pool”. We would be precluded from holding equity interests in such a taxable mortgage pool securitization through the operating partnership. Accordingly, we would likely enter into such transactions through a qualified REIT subsidiary of one or more subsidiary REITs formed by the operating partnership, and will be precluded from selling to outside investors equity interests in such securitizations or from selling any debt securities issued in connection with such securitizations that might be considered equity for U.S. federal income tax purposes. We will be taxed at the highest U.S. federal corporate income tax rate on any “excess inclusion income” arising from a taxable mortgage pool that is allocable to the percentage of our shares held in record name by “disqualified organizations,” which are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from tax on unrelated business taxable income. To the extent that common stock owned by “disqualified organizations” is held in record name by a broker/dealer or other nominee, the broker/dealer or other nominee would be liable for the U.S. federal corporate income tax on the portion of our excess inclusion income allocable to the common stock held by the broker/dealer or other nominee on behalf of the disqualified organizations. Disqualified organizations may own our stock. Because this tax would be imposed on us, all of our investors, including investors that are not disqualified organizations, will bear a portion of the tax cost associated with the classification of us or a portion of our assets as a taxable mortgage pool. A regulated investment company, or “RIC”, or other pass-through entity owning our common stock in record name will be subject to tax at the highest corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations. We have engaged in certain securitization transactions that are treated as taxable mortgage pools for U.S. federal income tax purposes. Although we believe that such transactions are structured in a manner so that they should not cause any portion of the distributions in our shares to be treated as excess inclusion income, no assurance can be provided that the IRS would not assert a contrary position.

In addition, if we realize excess inclusion income and allocate it to our stockholders, this income cannot be offset by net operating losses of our stockholders. If the stockholder is a tax-exempt entity and not a disqualified organization, then this income is fully taxable as unrelated business taxable income under Section 512 of the Code. If the stockholder is a non-U.S. person, it would be subject to U.S. federal income tax withholding on this income without reduction or exemption pursuant to any otherwise applicable income tax treaty. If the stockholder is a REIT, a Registered Investment Company, common trust fund or other pass-through entity, our allocable share of its excess inclusion income could be considered excess inclusion income of such entity. Accordingly, such investors should be aware that a portion of our income may be considered excess inclusion income.

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

Even if we qualify as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of foreclosures, and state or local income, franchise, property and transfer taxes, including mortgage-related taxes. In addition, we intend to hold a significant amount of our assets from time to time in our TRSs each of which pay U.S. federal, state and local income tax on its taxable income, and its after tax net income is available for distribution to us but is not required to be distributed to us by such TRS. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we may hold some of our assets through taxable subsidiary corporations, including domestic TRSs. Any taxes paid by such subsidiary corporations would decrease the cash available for distribution to our stockholders. For example, as a result of ReadyCap Holding’ SBA license, ReadyCap Holding’

ability to distribute cash and other assets is subject to significant limitations, and as a result, ReadyCap Holdings is required to hold certain assets that would be qualifying real estate assets for purposes of the REIT asset tests, would generate qualifying income for purposes of the REIT 75% income tests, and would not be subject to corporate taxation if held by our operating partnership. Also, we intend that loans that we originate or buy with an intention of selling in a manner that might expose us to the 100% tax on “prohibited transactions” will be originated or bought by a TRS. Furthermore, loans that are to be modified may be held by a TRS on the date of their modification and for a period of time thereafter. Finally, some or all of the real estate properties that we may from time to time acquire by foreclosure or other procedure will likely be held in one or more TRSs. Since our TRSs do not file consolidated returns with one another, any net losses generated by one such entity will not offset net income generated by any other such entity. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Furthermore, if we acquire appreciated assets from a subchapter C corporation in a transaction in which the adjusted tax basis of the assets in our hands is determined by reference to the adjusted tax basis of the assets in the hands of the C corporation, and if we subsequently dispose of any such assets during the 5-year period following the acquisition of the assets from the C corporation, we will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the excess of the fair market value of the assets on the date that they were contributed to us over the basis of such assets on such date, which we refer to as built-in gains. A portion of the assets contributed to Pre-Merger Sutherland in connection with the REIT formation transactions and contributed to ZAIS Financial in connection with its formation may be subject to the built-in gains tax. Although we expect that the built-in gains tax liability arising from any such assets should be de minimis, there is no assurance that this will be the case.

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

The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for these reduced qualified dividend rates. However, for taxable years beginning after December 31, 2017 and before January 1, 2026, under the recently enacted TCJA, noncorporate taxpayers may deduct up to 20% of certain qualified business income, including "qualified REIT dividends" (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividends from C corporations does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends, together with the recently reduced corporate tax rate (currently, 21%), could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Dividends may also be subject to a 3.8% Medicare tax under certain circumstances.

The tax basis that we use to compute taxable income with respect to certain interests in loans that were held by our operating partnership at the time of the REIT formation transaction could be subject to challenge.

Prior to the REIT formation transactions, our operating partnership had accounted for its interest in certain SBC securitizations as an interest in a single debt instrument for U.S. federal income tax purposes. In connection with the REIT formation transactions, the predecessor to our operating partnership was treated as terminated for U.S. federal income tax purposes, and our operating partnership was treated as a new partnership that acquired the assets of such predecessor for U.S. federal income tax purposes. Beginning with such transactions, our operating partnership has properly accounted for our interests in these securitizations as interests in the underlying loans for U.S. federal income tax purposes. Since we did not have complete information regarding the tax basis of each of the loans held by our operating partnership at the time of the REIT formation transactions, our computation of taxable income with respect to these interests could be subject to adjustment by the IRS. If any such adjustment would be significant in amount, the resulting redetermination of our gross income for U.S. federal income tax purposes could cause us or Pre-Merger Sutherland to fail to satisfy the REIT gross income tests, which could cause us to fail to qualify as a REIT. In addition, if any such adjustment resulted in an increase to our or Pre-Merger Sutherland's REIT taxable income, we could be required to pay a deficiency dividend in order to maintain our REIT qualification.

Potential changes to the U.S. tax laws could adversely impact us.

The U.S. federal income tax laws and regulations governing REITs and their stockholders, as well as the administrative interpretations of those laws and regulations, are constantly under review and may be changed at any time, possibly with retroactive effect. No assurance can be given as to whether, when, or in what form, the U.S. federal income tax laws applicable to us and our stockholders may be enacted. Changes to the U.S. federal income tax laws and interpretations of U.S. federal tax laws could adversely affect an investment in our common stock.

The newly enacted TCJA, which was signed into law on December 22, 2017, significantly changes U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. For additional discussion, see "U.S. Federal Income Tax Legislation".

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

We are subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including generally, a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (i) 80% of the votes entitled to be cast by holders of outstanding shares of our voting stock; and (ii) two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority vote requirements do not apply if our common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that the stockholder would otherwise have become an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and (i) our operating partnership or its affiliates and (ii) any person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person). As a result, any person described above may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super majority vote requirements and the other provisions of the statute.

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

Item 3. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. See “Liquidity and Capital Resources – GMFS Settlement” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this annual report on Form 10-K for a discussion relating to the tolling agreement executed by GMFS and the related settlement agreement reached on April 25, 2017.

Currently, no material legal proceedings are pending or, to our knowledge, threatened against us.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On October 31, 2016, we completed our path to becoming a publicly traded company through our merger with and into a subsidiary of ZAIS Financial, with ZAIS Financial surviving the merger and changing its name to Sutherland Asset Management Corporation. On November 1, 2016, we began trading on the NYSE under the ticker symbol “SLD”. On March 15, 2018 the last sales price for our common stock on the NYSE was $15.10 per share. The following table presents the high and low sales prices per share of our common stock during all four calendar quarters in the fiscal year ended December 31, 2017, as well as the two months ended December 31, 2016, reflecting the post-merger prices of our common stock. Prior to the completion of our merger with ZAIS Financial, shares of common stock of ZAIS Financial traded on the NYSE under the ticker symbol “ZFC”. Accordingly, the table also presents the high and low sales prices per share of common stock of ZAIS Financial prior to the merger for each of the first three calendar quarters and for the month of October in the fiscal year ended December 31, 2016. As described elsewhere in this annual report on Form 10-K, prior to and as a condition to the merger, ZAIS Financial disposed of its seasoned re-performing mortgage loan portfolio, such that upon the completion of the merger, ZAIS Financial’s assets largely consisted of its GMFS origination subsidiary, cash, conduit loans and RMBS.  As a result, ZAIS Financial’s business and financial results prior to the merger and during the period covered by the below table were significantly different from our business following the closing of the merger and the share prices before and after the merger may not be comparable.

Period	High	Low
October 1, 2017 through December 31, 2017	$16.10	$15.05
July 1, 2017 through September 30, 2017	15.95	14.40
April 1, 2017 through June 30, 2017	15.30	14.15
January 1, 2017 through March 31, 2017	14.70	13.10
November 1, 2016 through December 31, 2016	14.00	12.40
October 1, 2016 through October 31, 2016	14.95	13.00
July 1, 2016 through September 30, 2016	14.76	13.47
April 1, 2016 through June 30, 2016	16.00	13.53
January 1, 2016 through March 31, 2016	15.61	12.63

Holders

As of March 15, 2018, we had 45 registered holders of our common stock. The holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.

Dividends

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. U.S. federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income, excluding net capital gains and determined without regard to the dividends paid deduction, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. Our current policy is to pay distributions, which will allow us to satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income tax on its undistributed income. Although we may borrow funds to make distributions, cash for such distributions is expected to be largely generated from our consolidated results of operations. Dividends are declared and paid at the discretion of our board of directors and depend on cash available for distribution, financial condition, our ability to maintain its qualification as a REIT, and such other factors that our board of directors may deem relevant. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this annual report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends.

During 2017, we declared the following dividends:

			Dividend per
Declaration Date	Record Date	Payment Date	Share and OP Unit
March 14, 2017	March 31, 2017	April 13, 2017	$0.37
June 15, 2017	June 30, 2017	July 31, 2017	$0.37
September 12, 2017	September 29, 2017	October 20, 2017	$0.37
December 13, 2017	December 29, 2017	January 31, 2018	$0.37

During 2016, we declared the following dividends:

			Dividend per
Declaration Date	Record Date	Payment Date	Share and OP Unit
May 20, 2016	June 3, 2016	June 17, 2016	$0.45	(1)
August 23, 2016	September 2, 2016	September 16, 2016	$0.45	(1)
October 11, 2016	October 14, 2016	October 25, 2016	$0.36	(1)
December 21, 2016	December 30, 2016	January 27, 2017	$0.35
(1) Retrospectively adjusted for the equivalent number of shares after the reverse merger based on the ZAIS Financial exchange ratio of 0.8356 shares.

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

The following graph is a comparison of the cumulative total stockholder return on our shares of common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and a Competitor Composite Average1, a peer group index from January 1, 2016 to December 31, 2017. As described above, on October 31, 2016, we completed our path to becoming a publicly traded company through our merger with and into a subsidiary of ZAIS Financial, with ZAIS Financial surviving the merger and changing its name to Sutherland Asset Management Corporation. On November 1, 2016, we began trading on the NYSE under the ticker symbol “SLD”. The following table presents the total return performance of our common stock during the two months ended December 31, 2016 and all four calendar quarters in the fiscal year ended December 31, 2017, reflecting the post-merger prices of our common stock. Prior to the completion of our merger with ZAIS Financial, shares of common stock of ZAIS Financial traded on the NYSE under the ticker symbol "ZFC". Accordingly, the table also presents the total return performance of shares of common stock of ZAIS Financial prior to the merger for each of the first three calendar quarters in the fiscal year ended December 31, 2016.  As described elsewhere in this annual report on Form 10-K, prior to and as a condition to the merger, ZAIS Financial disposed of its seasoned re-performing mortgage loan portfolio, such that upon the completion of the merger, ZAIS Financial’s assets largely consisted of its GMFS origination subsidiary, cash, conduit loans and RMBS.  As a result, ZAIS Financial's business and financial results prior to the merger and during the period covered by the below table were significantly different from our business following the closing of the merger and the total return performance before and after the merger may not be comparable.

1The Competitor Composite Average is a measure of the total return performance of mortgage REIT competitors based on actual share prices of the following companies: Blackstone Mortgage Trust Inc. (BXMT), Starwood Property Trust, Inc. (STWD),  Ares Commercial Real Estate Corporation (ACRE), Apollo Commercial Real Estate Finance Inc. Real Estate Trust (ARI), Arbor Realty Trust, Inc. (ABR), and  Ladder Capital Corporation (LADR).

The graph assumes that $100 was invested on January 1, 2016 in shares of common stock of ZAIS Financial, the S&P 500 Index, and  each of the Companies shares of common stock included in the Competitor Composite Average and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below.

Total Return performance	Period Ending
Index	10/31/2016	12/31/2016	3/31/2017	6/30/2017	9/30/2017	12/31/2017
SLD	100.0	92.5	99.3	102.0	107.7	104.0
S&P 500	100.0	108.7	114.7	117.7	122.3	129.8
Competitor Composite Average*	100.0	104.4	109.8	108.0	107.2	108.2

* The Competitor Composite Average is a measure of the total return performance of mortgage REIT competitors based on actual share prices of the following companies: Blackstone Mortgage Trust Inc. (BXMT), Starwood Property Trust, Inc. (STWD),  Ares Commercial Real Estate Corporation (ACRE), Apollo Commercial Real Estate Finance Inc Real Estate Trust (ARI), Arbor Realty Trust, Inc. (ABR), and  Ladder Capital Corporation (LADR).

Securities Authorized For Issuance Under Equity Compensation Plans

The information required by this item is set forth under Item 12 of Part III of this annual report on Form 10‑K and is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities; Use of Proceeds from Registered Securities

None.

Recent Purchases of Equity Securities

The Company did not purchase equity securities in 2017 or 2016.

Item 6.  Selected Financial Data

We derived our selected consolidated financial data as of and for the years ended December 31, 2017 and December 31, 2016 and consolidated statements of income data for the year ended December 31, 2015 from our audited consolidated financial statements appearing in this annual report on Form 10-K. We derived our selected consolidated balance sheet data as of December 31, 2014 and December 31, 2013 from our audited consolidated financial statements not appearing elsewhere in this annual report on Form 10-K. We derived our selected consolidated financial data for the quarter ended December 31, 2013, the nine months ended September 30, 2013 and the year ended December 31, 2012 from our audited consolidated financial statements not appearing elsewhere in this annual report on Form 10-K.

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

	Operating Company Accounting(a)				Investment Company Accounting(b)
(In thousands, except share data)	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Quarter Ended December 31, 2013	For the Nine Months Ended September 30, 2013
Income Statement Data
Interest income	$138,305	$137,023	$148,955	$92,947	$6,150	$11,089
Interest expense	(74,646)	(57,772)	(47,806)	(19,245)	(2,183)	-
Provision for loan losses	(2,363)	(7,819)	(19,643)	(11,797)	(1,749)	-
Other non-interest income (expense)	(39,172)	(31,068)	(34,188)	(39,113)	(5,071)	(11,944)
Realized and unrealized gains	26,329	24,851	5,913	13,498	1,939	3,483
Provision for income taxes	(1,839)	(9,651)	(7,810)	(897)	-	-
Net income from continuing operations	45,814	55,564	45,421	35,393	(914)	2,668
Loss from discontinued operations, net of tax	-	(2,158)	(653)	(2,671)	(1,294)	-
Net income	45,814	53,406	44,768	32,722	(2,208)	2,668
Net income attributable to Sutherland Asset Management Corporation	43,290	49,169	40,383	29,337	(1,832)	2,628
Basic earnings per share:
Continuing operations	$1.38	$1.93	$1.62	$1.30	(0.05)	N/A
Net income	$1.38	$1.85	$1.59	$1.19	(0.11)	N/A
Diluted earnings per share:
Continuing operations	$1.38	$1.93	$1.62	$1.30	(0.05)	N/A
Net income	$1.38	$1.85	$1.59	$1.19	(0.11)	N/A
Dividends declared per share of common stock	$1.48	$1.61	$1.78	$1.15	-	N/A
Weighted-average basic shares of common stock outstanding	31,350,102	26,647,981	25,287,277	24,595,199	17,007,632	N/A

Balance Sheet Data
Total assets	$2,523,503	$2,605,267	$2,329,781	$1,680,896	$621,659	N/A
Total liabilities	$1,968,036	$2,053,165	$1,849,568	$1,206,205	$150,752	N/A
Total Sutherland Asset Management Corporation Stockholders' equity	$536,073	$513,097	$441,321	$425,560	$420,980	N/A
Total non-controlling interests	$19,394	$39,005	$38,892	$49,131	$49,927	N/A

(a) Non-investment Company Accounting applying other U.S. GAAP.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and accompanying Notes included in Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part, 1. Item 1A, “Risk Factors” in this annual report on Form 10-K.

Overview

We are a real estate finance company that acquires, originates, manages, services and finances primarily SBC loans. SBC loans range in original principal amounts between $500,000 and $10 million and are used by small businesses to purchase real estate used in their operations or by investors seeking to acquire small multi-family, office, retail, mixed use or warehouse properties. Our acquisition and origination platforms consist of the following four operating segments:

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

•

SBA Originations, Acquisitions and Servicing. We acquire, originate and service owner-occupied loans guaranteed by the SBA under its Section 7(a) Program through our wholly-owned subsidiary, ReadyCap Lending. We hold an SBA license as one of only 14 non-bank SBLCs and have been granted preferred lender status by the SBA. In the future, we may originate SBC loans for real estate under the SBA 504 loan program, under which the SBA guarantees subordinated, long-term financing.

•

Residential Mortgage Banking. In connection with our merger on October 31, 2016, as described in greater detail below, we added a residential mortgage loan origination segment through GMFS.  GMFS originates residential mortgage loans eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, USDA and VA through retail, correspondent and broker channels

Our objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation. In order to achieve this objective, we intend to continue to grow our investment portfolio and we believe that the breadth of our full service real estate finance platform will allow us to adapt to market conditions and deploy capital in our asset classes and segments with the most attractive risk-adjusted returns.

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

Changes in Market Interest Rates

We own and expect to acquire or originate fixed rate mortgages (“FRMs”), and ARMs, with maturities ranging from five to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in five to ten years. ARM loans generally have a fixed interest rate for a period of five, seven or ten years and then an adjustable interest rate equal to the sum of an index rate, such as the London Inter-bank Offered Rate (“LIBOR”), plus a margin, while FRM loans bear interest that is fixed for the term of the loan. As of December 31, 2017, approximately 55% of the loans in our portfolio were ARMs, and 45% were FRMs, based on UPB. The weighted average margin, above the floating rate, on ARMs was approximately 3.4% and the weighted average coupon on FRMs was approximately 5.8% as of December 31, 2017. We utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with our ARMs.

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

Changes in Fair Value of Our Assets

Our originated loans are carried at fair value and future mortgage related assets may also be carried at fair value. Accordingly, changes in the fair value of our assets may impact the results of our operations for the period in which such change in value occurs. The expectation of changes in real estate prices is a major determinant of the value of loans and ABS. This factor is beyond our control.

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

Loan and ABS Extension Risk

Waterfall estimates the projected weighted-average life of our investments based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages and/or the speed at which we are able to liquidate an asset. If the timeline to resolve non-performing assets extends, this could have a negative impact on our results of operations, as carrying costs may therefore be higher than initially anticipated. This situation may also cause the fair market value of our investment to decline if real estate values decline over the extended period. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

Loan impairment and allowance for loan losses

We evaluate each loan classified as held‑for‑investment for impairment at least quarterly. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, we record an impairment through the allowance for loan losses to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. Loans that are not assessed individually for impairment are assessed on a collective basis.

Our loans are typically collateralized by real estate. As a result, we regularly evaluate the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower. These valuations require significant judgments, which include assumptions regarding LTVs, debt yield, property type, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by our Manager. In addition, we consider the overall economic environment, real estate sector, and geographic sub‑market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel.

Significant judgment is required when evaluating loans for impairment; therefore, actual results over time could be materially different. Refer to “Notes to Consolidated Financial Statements, Note 6 – Loans and Allowance for Loan Losses” included in Item 8, “Financial Statements and Supplementary Data,” in this annual report on Form 10-K for results of our loan impairment evaluation.

Valuation of financial assets and liabilities carried at fair value

We measure our MBS, derivative assets and liabilities, residential mortgage servicing rights, and any assets or liabilities where we have elected the fair value option at fair value, including certain loans we have originated that are expected to be sold to third parties or securitized in the near term.

We have established valuation processes and procedures designed so that fair value measurements are appropriate and reliable, that they are based on observable inputs where possible, and that valuation approaches are consistently applied and the assumptions and inputs are reasonable. We also have established processes to provide that the valuation methodologies, techniques and approaches for investments that are categorized within Level 3 of the ASC 820 Fair Value Measurement fair value hierarchy (the “fair value hierarchy”) are fair, consistent and verifiable. Our processes provide a framework that ensures the oversight of our fair value methodologies, techniques, validation procedures, and results.

When actively quoted observable prices are not available, we either use implied pricing from similar assets and liabilities or valuation models based on net present values of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. Refer to “Notes to Consolidated Financial Statements, Note 7 – Fair Value Measurements” included in Item 8, “Financial Statements and Supplementary Data,” in this annual report on Form 10-K for a more complete discussion of our critical accounting estimates as they pertain to fair value measurements.

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

Significant judgment is required when evaluating servicing rights for impairment; therefore, actual results over time could be materially different. Refer to “Notes to Consolidated Financial Statements, Note 9 – Servicing Rights” included in Item 8, “Financial Statements and Supplementary Data,” in this annual report on Form 10-K for a more complete discussion of our critical accounting estimates as they pertain to servicing rights impairment.

Refer to “Notes to Consolidated Financial Statements, Note 4– Recently Issued Accounting Pronouncements” included in Item 8, “Financial Statements and Supplementary Data,” in this annual report on Form 10-K for a discussion of recent accounting developments and the expected impact to the Company.

Fourth Quarter Highlights

Operating results:

•	Achieved Net Income of $12.7 million during the three months ended December 31, 2017.

•	Basic and diluted earnings per share of $0.38 for the three months ended December 31, 2017.

•	Core Earnings of $12.4 million, or $0.37 per share, during the three months ended December 31, 2017.

•	Declared dividends of $0.37 per share, during the quarter ended December 31, 2017, representing a 9.8% dividend yield, based on the closing share price on December 31, 2017.

Loan originations and acquisitions:

•

Loan originations totaled $713.5 million including $216.5 million in SBC loans (72% of which are ARMs), $38.3 million of SBA Section 7(a) Program loans and $458.7 million of residential loans (based on fully committed amounts).

•	Acquired $67.3 million of SBC loans with a weighted average coupon of 6.0%.

•	Acquired a $54.3 million interest in an SBC loan pool through a joint venture.

2017 Highlights

Operating results:

•	Achieved Net Income of $45.8 million during the year ended December 31, 2017.

•	Earnings per share of $1.38 for the year ended December 31, 2017.

•	Core Earnings of $47.0 million, or $1.41 per share, during the year ended December 31, 2017.

•	Declared dividends of $1.48 per share, during the year ended December 31, 2017, representing a 9.8% dividend yield, based on the closing share price on December 31, 2017.

Loan originations and acquisitions:

•

Loan originations totaled $2,971.6 million including $869.3 million in SBC loans (69% of which are ARMs), $131.7 million of SBA Section 7(a) Program loans and $1,970.6 million of residential loans (based on fully committed amounts).

•	Acquired $151.9 million of SBC loans with a weighted average coupon of 6.6% and acquired a $54.3 million interest in an SBC loan pool through a joint venture.

•	Completed the securitization of $154.9 million of acquired SBC owner-occupied loans and sold $139.4 million of senior bonds at a weighted average pass-through rate of 3.3%.

•

Completed issuance of a Collateralized Loan Obligation (“CLO”) of $243.8 million of originated transitional loans and sold $198.8 million of senior bonds at a floating rate of LIBOR plus 139 basis points.

•	Robust pipeline with substantial acquisition and origination opportunities (based on fully committed amounts):

o	Acquisition pipeline of $223.2 million in SBC loans and $16.0 million in SBA loans

o	Origination pipeline of:
▪	$159.8 million SBC loans
▪	$135.4 million of SBA Section 7(a) Program loans
▪	$147.6 million of commitments to originate residential agency loans

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

Subsequent events:

•	In January 2018, we issued an additional $40.0 million in aggregate principal of 7.50% Senior Secured Notes due 2022 priced with a yield to par call date of 6.50%.

Return Information

The following tables present certain information related to our SBC and SBA loan portfolio as of December 31, 2017 and per share information for the three months ended December 31, 2017, which includes core earnings per share or return information. Core earnings is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in this Annual report on Form 10-K.

Sutherland Snapshot ($ amounts in thousands, except per share data)

Investment Type	Avg. Carrying Value[1]	Gross Yield	Avg. Debt Balance	Debt Cost[2]	Levered Yield
Loan Acquisitions	$361,396	8.1%	$290,220	5.5%	19.0%
SBC Originations	$1,096,414	7.3%	$870,398	5.1%	15.9%
SBA Originations, Acquisitions & Servicing	$479,308	9.9%	$344,923	4.6%	23.4%
Total	$1,937,119	8.1%	$1,505,540	5.0%	18.7%

Book Equity Value Metrics

Common Stockholders' equity	$536,073
Common Stockholders' equity (adjusted)[4]	$534,008
Total Common Shares outstanding	31,996,440
Net Book value per Common Share	$16.75
Adjusted Net Book value per Common Share	$16.69

(4) Excludes the equity component of our 2017 convertible note issuance

Q4 2017 Earnings Data Metrics

Net income attributable to Sutherland Asset Management Corporation	$12,097
Earnings per share – Basic and diluted	$0.38
Core Earnings per Common Share	$0.37
Return on Equity per Common Share	9.1%
Core Return on Equity per Common Share	8.9%
Dividend yield	9.8%

Loan Portfolio Metrics[3]

% Fixed vs Floating Rate	44.3% / 55.7%
% Originated vs Acquired	62.5% / 37.5%
Weighted Average LTV- SBC	61%
Weighted Average LTV- SBA	78%
Weighted Average LTV- Acquired	49%

Servicing Portfolio Metrics

SBA servicing rights - UPB	$427,623
SBA servicing rights - carrying value	$16,684
Freddie Mac servicing rights - UPB	$559,823
Freddie Mac servicing rights - carrying value	$5,059
Residential servicing rights - UPB	$6,558,455
Residential servicing rights - carrying value	$72,295

(1) Average carrying value includes average quarterly carrying value of loan and servicing asset balances
(2) Sutherland finances the assets included in the Investment Type through securitizations, repurchase agreements, warehouse facilities and bank credit facilities. Interest expense is calculated based on interest expense and deferred financing amortization for the quarter ended 12/31/2017 on an annualized basis.
(3) Excludes loans, held for sale, at fair value

Sutherland Asset Management
17

The following table provides a detailed breakdown of our calculation of return on equity and core return on equity for the three and twelve months ended December 31, 2017. Core return on equity is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in this Annual report on Form 10-K.

Return on Equity

Segment	Levered Yield [1]	Core Levered Yield [1]	Equity Allocation
Loan Acquisitions	19.0 %	19.0 %	13.9 %
SBC Originations	15.9 %	15.9 %	44.1 %
SBA Originations, Acquisitions, & Servicing	23.4 %	23.4 %	26.2 %
Residential Mortgage Banking [3]	14.9 %	15.1 %	15.8 %

	GAAP ROE [2]			Core ROE [2]		
	Q4'17	Q3'17	FY 2017	Q4'17	Q3'17	FY 2017
	18.1 %	18.0 %	17.0 %	18.2 %	18.5 %	17.6 %
Corporate finance and non-earning assets, net	(2.4)	(1.8)	(2.3)	(2.5)	(1.8)	(2.4)
Gross return on equity	**15.7 %**	**16.2 %**	**14.7 %**	**15.7 %**	**16.7 %**	**15.2 %**
Realized & unrealized gains, net	4.3	3.6	4.1	4.3	3.5	3.9
Other income and expenses, net	(9.2)	(9.6)	(8.7)	(9.2)	(9.6)	(8.6)
Investment advisory fees	(1.5)	(1.5)	(1.5)	(1.5)	(1.5)	(1.5)
Income tax benefit (provision)	(0.2)	0.2	(0.3)	(0.4)	0.2	(0.5)
Return on equity	**9.1 %**	**8.9 %**	**8.3 %**	**8.9 %**	**9.3 %**	**8.5 %**

Sutherland Asset Management

(1) Levered yields include interest income, accretion of discount, MSR creation, realized gains (losses) on loans held for sale, unrealized gains (losses) on loans held for sale and servicing income net of interest expense and amortization of deferred financing costs on an annualized basis.
(2) GAAP ROE is based on GAAP Net Income, while Core ROE is based on Core Earnings, which adjusts GAAP Net Income for the items in slide 21.
(3) ROE based on net income before tax of the Residential Mortgage Banking business line divided by the business line's equity.

4

Portfolio Metrics

SBC Originations

The following table includes certain portfolio metrics related to our SBC Originations segment:

SBC ORIGINATIONS - SEGMENT SNAPSHOT

Portfolio Metrics (Balance Sheet)	Q4 2016	Q1 2017	Q2 2017	Q3 2017	Q4 2017
Number of loans	278	297	326	368	365
Unpaid Principal Balance (3)	$ 730	$ 785	$ 971	$ 1,068	$ 1,094
Carrying Value (3)	$ 746	$ 801	$ 989	$ 1,088	$ 1,108
Weighted Average LTV	62%	62%	63%	60%	61%
Weighted Average Coupon	6.1%	6.1%	6.2%	6.3%	6.2%
Weighted Average Maturity	5 years	5 years	5 years	5 years	5 years
Weighted Average Principal Balance (3)	$ 2.6	$ 2.6	$ 3.0	$ 2.9	$ 3.0
Percentage of loans fixed / floating	80% / 20%	73% / 27%	62% / 38%	64% / 36%	58% / 42%
Percentage of fixed, match funded	79.4%	76.8%	70.5%	60.2%	60.4%
Percentage of loans 30+ days delinquent	1.3%	1.2%	0.9%	0.2%	1.4%

CURRENT QUARTER HIGHLIGHTS

- **Originations of $216.5 million(1), 61% of which are floating rate**
- **Gains on sales of Freddie Mac loans of $2.5 million, up 39% quarter over prior quarter**
- **Origination pipeline of $159.8 million(2)**
  - **$105.9 million of Freddie Mac loans**
  - **$29.8 million of conventional SBC loans**
  - **$24.1 million of transitional loans**

GROSS LEVERED YIELD

18.5%
16.5%
14.5%
12.5%
10.5%
8.5%
6.5%
4.5%
2.5%
Q4 '16
Q1 '17
Q2 '17
Q3 '17
Q4 '17
10.9%
1.7%
11.2%
1.5%
11.2%
1.7%
13.8%
3.3%
11.4%
4.5%
Gross Levered Yield (ex. Gains)(4)
Gains on Loans, held for sale(5)

SUTHERLAND Asset Management

(1) Represents fully committed amounts.
(2) As of February 2017.
(3) $ in millions, as of quarter end.
(4) Includes interest income, accretion of discount, and servicing income net of interest expense and amortization of deferred financing costs.
(5) Includes realized and unrealized gains (losses) on loans held for sale and MSR creation.

7

SBA Originations, Acquisitions, and Servicing

The following table includes certain portfolio metrics related to our SBA Originations, Acquisitions and Servicing segment:

SBA ORIGINATIONS, ACQUISITIONS & SERVICING – SEGMENT SNAPSHOT

Portfolio Metrics (Balance Sheet)	Q4 2016	Q1 2017	Q2 2017	Q3 2017	Q4 2017
Number of loans	2,509	2,398	2,280	2,194	2,106
Unpaid Principal Balance (3)	$ 616	$ 588	$ 549	$ 530	$ 508
Carrying Value (3)	$ 543	$ 521	$ 486	$ 471	$ 455
Weighted Average LTV	80%	80%	78%	78%	78%
Weighted Average Coupon	5.2%	5.4%	5.7%	5.9%	5.9%
Weighted Average Maturity	14 years	14 years	14 years	14 years	14 years
Weighted Average Principal Balance (3)	$ 0.2	$ 0.2	$ 0.2	$ 0.2	$ 0.2
Percentage of loans fixed / floating	1% / 99%	1% / 99%	1% / 99%	1% / 99%	1% / 99%
Percentage of loans 30+ days delinquent	7.2%	8.0%	6.0%	6.0%	7.0%

CURRENT QUARTER HIGHLIGHTS

► **$28.2 million of SBA secondary market loans sales, with an average sale premium of 10.3%**

► **Originations of $38.3 million(1)**

► **Origination pipeline in excess of $135 million SBA loans(2) and an acquisition pipeline of $16.0 million in SBA loans**

GROSS LEVERED YIELD

37.5%
32.5%
27.5%
22.5%
17.5%
12.5%
7.5%
2.5%
4.3%
29.7%
3.2%
25.6%
5.9%
21.9%
8.8%
21.7%
6.4%
17.0%
Q4 '16
Q1 '17
Q2 '17
Q3 '17
Q4 '17
Gross Levered Yield (ex. Gains)(4)
Gains on Loans, held for sale(5)

SUTHERLAND Asset Management

(1) Represents fully committed amounts.
(2) As of February 2017.
(3) $ in millions, as of quarter end.
(4) Includes interest income, accretion of discount, and servicing income net of interest expense and amortization of deferred financing costs.
(5) Includes realized and unrealized gains (losses) on loans held for sale and MSR creation.

8

Acquired Portfolio

The following table includes certain portfolio metrics related to our Loan Acquisitions segment:

LOAN ACQUISITIONS – SEGMENT SNAPSHOT

Portfolio Metrics[1] (Balance Sheet)	Q4 2016	Q1 2017	Q2 2017	Q3 2017	Q4 2017
Number of loans	932	885	882	766	858
Unpaid Principal Balance [2]	$ 493	$ 467	$ 411	$ 378	$ 417
Carrying Value [2]	$ 429	$ 408	$ 368	$ 335	$ 376
Weighted Average LTV	55%	55%	53%	52%	49%
Weighted Average Coupon	5.9%	6.0%	6.1%	6.3%	6.3%
Weighted Average Maturity	10 years	10 years	11 years	9 years	10 years
Weighted Average Principal Balance [2]	$ 0.5	$ 0.5	$ 0.5	$ 0.5	$ 0.5
Percentage of loans fixed / floating	46% / 54%	46% / 54%	47% / 53%	46% / 54%	49% / 51%
Percentage of fixed, match funded	15.1%	14.9%	14.3%	55.1%	43.7%
Percentage of loans performing / non-performing	94% / 6%	94% / 6%	95% / 5%	93% / 7%	96% / 4%

CURRENT QUARTER HIGHLIGHTS

- **At this stage of the credit cycle, ample inventory of opportunistic performing SBC loans**
- **Acquired $121.6 million of SBC loans**
  - **includes a $54.3 million interest in an SBC loan pool through a joint venture**
- **Acquisition pipeline of $223.2 million SBC loans[3]**

GROSS LEVERED YIELD

21.0%
19.0%
17.0%
15.0%
13.0%
11.0%
9.0%
7.0%
5.0%
15.6%
14.3%
15.0%
14.5%
19.0%
Q4 '16
Q1 '17
Q2 '17
Q3 '17
Q4 '17

SUTHERLAND Asset Management

(1) Excludes joint venture investment.
(2) $ in millions, as of quarter end.
(3) As of February 2017.

9

Residential Mortgage Banking

The following table includes certain portfolio metrics related to our Residential Mortgage Banking segment:

RESIDENTIAL MORTGAGE BANKING – SEGMENT SNAPSHOT

	Portfolio Metrics (quarterly activity)	Q4 2016	Q1 2017	Q2 2017	Q3 2017	Q4 2017
Originations	Unpaid principal balance (3)	$ 357.6	$ 461.0	$ 560.0	$ 490.9	$ 458.7
	% of Originations Purchased	66.7%	74.4%	80.1%	78.8%	71.9%
	% of Originations Refinanced	33.3%	25.6%	19.9%	21.2%	28.1%
	Channel - % Correspondent	41.4%	43.2%	40.1%	37.7%	38.6%
	Channel - % Retail	34.6%	33.4%	35.9%	37.6%	41.1%
	Channel - % Wholesale	24.0%	23.4%	24.0%	24.7%	20.3%
Sales	Unpaid principal balance (3)	$ 380.2	$ 481.7	$ 547.0	$ 503.9	$ 429.1
	% of UPB - Fannie/ Freddie securitizations	63.1%	62.0%	62.7%	62.0%	60.6%
	% of UPB - Ginnie Mae securitizations	27.8%	25.5%	27.3%	26.4%	28.8%
	% of UPB – Other investors	9.1%	12.5%	10.0%	11.6%	10.6%

CURRENT QUARTER HIGHLIGHTS

- **MSR portfolio of approximately $6.6 billion in UPB, up 3% compared to Q3**
  - **Fair market value of $72.3 million, up 5% compared to Q3**
- **Originations of $458.7 million(1), down 7% compared to Q3**
- **Loan sales of $429.1 million, down 15% compared to Q3**
- **Origination pipeline of $147.6 million in commitments to originate residential agency loans(2)**

MSR SERVICING PORTFOLIO (UPB IN $BILLIONS)

$6.8
$6.6
$6.4
$6.2
$6.0
$5.8
$5.6
$5.4
$5.2
$5.0
$4.8
$5.5
$5.8
$6.1
$6.3
$6.6
Q4' 16
Q1' 17
Q2' 17
Q3' 17
Q4' 17

Fair Value ($ mm)	Q4' 16	Q1' 17	Q2' 17	Q3' 17	Q4' 17
	$ 61.4	$ 64.6	$ 66.8	$ 68.8	$ 72.3

(1) Represents fully committed amounts
(2) As of December 31, 2017
(3) $ in millions. Represents activity during the quarter.

SUTHERLAND Asset Management

10

Business Outlook

Our objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation.  In order to achieve this objective, we will continue to grow our investment portfolio by originating new SBC, SBA, and residential mortgage loans, acquiring SBC and SBA loans from third parties and growing our SBA and residential servicing portfolio.  We intend to finance these assets in a manner that is designed to deliver attractive returns across a variety of market conditions and economic cycles.  Our ability to execute our business strategy is dependent upon many factors, including our ability to access capital and financing on favorable terms.  While there can be no assurance that we will continue to have access to the equity and debt markets, we will continue to pursue these and other available market opportunities as a means to increase our liquidity and capital base.  If we were to experience a prolonged downturn in the credit markets, it could cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.

Our business is affected by the macroeconomic conditions in the United States, including economic growth, unemployment rates, the political climate, interest rate levels and expectations. The recent economic environment has resulted in continued improvement in commercial real estate values, which has generally increased payoffs and reduced credit exposure in our loan portfolios.  Interest rates have risen recently as a result of improved labor markets, personal income growth and business investment.  We believe a modest increase in interest rates is unlikely to deter most borrowers who enjoy low loan coupons and still-rising property incomes.  Recent surveys indicate that banks remain optimistic about loan demand going forward even as they may be heading into a credit tightening cycle at this stage of market expansion.  We believe that this environment should support loan origination volumes in 2018.

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

U.S. Federal Income Tax Legislation.

On December 22, 2017, the Tax Cuts and Jobs Act, H.R. 1 (the "TCJA") was signed into law. The TCJA makes significant changes to U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation.

Certain key provisions of the TCJA that could impact us and our stockholders, beginning in 2018, will have the following consequences:

•

Reduced Tax Rates. The highest individual U.S. federal income tax rate on ordinary income is reduced from 39.6% to 37% (through taxable years ending in 2025), and the maximum corporate income tax rate is reduced from 35% to 21%.  In addition, individuals, trusts, and estates that own our stock are permitted to deduct up to 20% of dividends received from us (other than dividends that are designated as capital gain dividends or qualified dividend income), generally resulting in an effective maximum U.S. federal income tax rate of 29.6% on such dividends (through taxable years ending in 2025). Further, the amount that we are required to withhold on distributions to non-U.S. stockholders that are treated as attributable to gains from our sale or exchange of U.S. real property interests is reduced from 35% to 21%.

•

Net Operating Losses.  We and our TRSs may not use net operating losses generated beginning in 2018 to offset more than 80% of our or our TRSs' taxable income (prior to the application of the dividends paid deduction).  Net operating losses generated beginning in 2018 can be carried forward indefinitely but can no longer be carried back.

•

Limitation on Interest Deductions. The amount of net interest expense that certain taxpayers, including us and our TRSs, may deduct for a taxable year is limited to the sum of (i) the taxpayer's business interest income for the taxable year, and (ii) 30% of the taxpayer's "adjusted taxable income" for the taxable year.  For taxable years beginning before January 1, 2022, adjusted taxable income means earnings before interest, taxes, depreciation, and amortization ("EBITDA"); for taxable years beginning on or after January 1, 2022, adjusted taxable income is limited to earnings before interest and taxes ("EBIT").

•	Alternative Minimum Tax. The corporate alternative minimum tax is eliminated.

•

Income Accrual.  We and our TRSs are required to recognize certain items of income for U.S. federal income tax purposes no later than we would report such items on our financial statements. Earlier recognition of income for U.S. federal income tax purposes could impact our ability to satisfy the REIT distribution requirements. This provision generally applies to taxable years beginning after December 31, 2017, but will apply with respect to income from a debt instrument having "original issue discount" for U.S. federal income tax purposes only for taxable years beginning after December 31, 2018.

Prospective investors are urged to consult with their tax advisors regarding the effects of the TCJA or other legislative, regulatory or administrative developments on an investment in our common stock.

Changes in Financial Condition

The following table compares our consolidated balance sheets as of December 31, 2017 and 2016 (amounts in thousands):

	December 31,		$ Change	% Change
(In Thousands)	2017	2016	2017 vs. 2016	2017 vs. 2016
Assets
Cash and cash equivalents	$63,425	$59,566	$3,859	6.5%
Restricted cash	11,666	20,190	(8,524)	(42.2)
Short-term investments	—	319,984	(319,984)	(100.0)
Loans, net (including $188,150 and $81,592 held at fair value)	1,017,920	1,011,121	6,799	0.7
Loans, held for sale, at fair value	216,022	181,797	34,225	18.8
Mortgage backed securities, at fair value	39,922	32,391	7,531	23.3
Loans eligible for repurchase from Ginnie Mae	95,158	137,986	(42,828)	(31.0)
Investment in unconsolidated joint venture	55,369	—	55,369	NM(1)
Derivative instruments	4,725	5,785	(1,060)	(18.3)
Servicing rights (including $72,295 and $61,376 held at fair value)	94,038	83,854	10,184	12.1
Receivable from third parties	6,756	7,220	(464)	(6.4)
Other assets	56,840	54,277	2,563	4.7
Assets of consolidated VIEs	861,662	691,096	170,566	24.7
Total Assets	$2,523,503	$2,605,267	$(81,764)	(3.1)%
Liabilities
Secured borrowings	631,286	927,462	(296,176)	(31.9)
Promissory note	6,107	7,378	(1,271)	(17.2)
Securitized debt obligations of consolidated VIEs, net	598,148	492,942	105,206	21.3
Convertible notes, net	108,991	—	108,991	NM(1)
Senior secured notes, net	138,078	—	138,078	NM(1)
Guaranteed loan financing	293,045	390,555	(97,510)	(25.0)
Contingent consideration	10,016	14,487	(4,471)	(30.9)
Liabilities for loans eligible for repurchase from Ginnie Mae	95,158	137,986	(42,828)	(31.0)
Derivative instruments	282	643	(361)	(56.1)
Dividends payable	12,289	11,505	784	6.8
Accounts payable and other accrued liabilities	74,636	70,207	4,429	6.3
Total Liabilities	$1,968,036	$2,053,165	$(85,129)	(4.1)%
Stockholders’ Equity
Common stock	3	3	—	0.0
Additional paid-in capital	539,455	513,295	26,160	5.1
Deficit	(3,385)	(201)	(3,184)	NM(1)
Total Sutherland Asset Management Corporation equity	536,073	513,097	22,976	4.5%
Non-controlling interests	19,394	39,005	(19,611)	(50.3)
Total Stockholders’ Equity	$555,467	$552,102	$3,365	0.6%
Total Liabilities and Stockholders’ Equity	$2,523,503	$2,605,267	$(81,764)	(3.1)%
(1) Not meaningful.

Assets - Comparison of balances at December 31, 2017 to December 31, 2016

Cash and cash equivalents increased $3.9 million, primarily due to proceeds from our senior secured note issuances, proceeds from our convertible notes issuance and securitization of our transitional loan product, loan sales and pay-offs, offset by funding new originations, loan acquisitions, and other investment activity.

Short-term investments decreased by $320.0 million during the year ended December 31, 2017 as we sold Treasury securities and reinvested the capital to fund new loan originations and acquisitions.

Loans, net increased by $6.8 million as a result of new loan originations and loan acquisitions, which exceeded loan pay-offs, sales, or transfers of loans to securitizations included in consolidated VIEs. During the year ended December 31, 2017, we originated $310.8 million in transitional loans, $163.3 million in SBC conventional loans, and $131.7 million in SBA loans, which includes additional funding on loans originated in previous quarters. Additionally, we acquired $147.3 million in SBC loans. This was offset by transfers of loans to our consolidated securitizations during the year, Sutherland Commercial Mortgage Trust 2017-SBC6 (“SBC6”) and Ready Capital Mortgage Financing 2017-FL1 (“RCMF 2017-FL1”). The increase was further offset by sales and pay-offs of $422.1 million of acquired and originated loans.

Loans, held for sale, at fair value increased by $34.2 million as a result of Freddie Mac loan originations of $395.1 million and an overall increase in originated SBA loans held for sale. This was partially offset by sales of originated Freddie Mac loans to Freddie Mac as well as a net decrease in proceeds received from our residential mortgage banking segment as we originated $2.0 billion in residential agency loans and had loan sales of approximately $2.1 billion.

MBS increased by $7.5 million during the year due to purchases of Freddie Mac issued bonds, offset by sales and pay-downs of other CMBS positions.

During November of 2017, we acquired a $54.3 million interest in an SBC loan pool through a joint venture which is accounted for as an unconsolidated equity method investment.

Our servicing rights asset increased by $10.2 million, primarily due to loan sales and retention of servicing activities of $25.9 million across our SBA, Freddie Mac, and residential servicing portfolio, partially offset by loan pay-offs of $5.6 million, amortization and impairment of $6.0 million, and unrealized losses due to the changes in the fair value of our residential mortgage banking servicing rights of $4.0 million as a result of rising interest rates.

Assets in consolidated VIEs increased by $170.6 million, which included an increase in loans, net of $180.6 million due to the transfer of acquired loans into SBC6 and originated transitional loans into RCMF 2017-FL1, which were completed during the third quarter of 2017, as well as an increase in restricted cash of $15.0 million associated with the RCMF 2017-FL1 securitization. These increases were partially offset by a decrease in amounts due from servicers, which decreased $25.7 million.

Liabilities

Secured borrowings associated with our repurchase agreements and credit facilities decreased by $296.2 million due to pay-downs of shorter-term financings as a result of the maturity of our repurchase agreements financing our short term investments, sold during the period, as well as issuances of longer-term financing associated with our senior secured notes and convertible notes.

During the year ended December 31, 2017, we issued an aggregate principal balance of $140.0 million in 7.5% senior secured notes, maturing in February of 2022. In addition, we issued an aggregate principal balance of $115.0 million in our Convertible Notes.

Securitized debt obligations of consolidated VIEs, net increased $105.2 million, as a result of the completed SBC6 and RCMF 2017-FL1 securitizations during the year, resulting in net proceeds of $321.2 million, which was partially offset by pay-downs of existing loans in securitizations of $227.7 million.

Guaranteed loan financing decreased by $97.5 million as a result of an increase in guaranteed SBA sales and scheduled and unscheduled principal payments on guaranteed SBA loans.

Contingent consideration decreased $4.5 million due to the legal settlement during the second quarter of 2017 when we paid cash and issued $4.0 million in shares of the our common stock to the Counterparty under the Settlement.

Equity

Total equity attributable to our company increased by $23.0 million, primarily the result of an increase of $19.6 million due to a conversion of 1,171,494 OP units into common stock. This also increased due to the issuance of $4.0 million in shares of common stock due to a legal settlement noted above. The value of the remaining 1,150,827 OP units are reflected as non-controlling interest in the consolidated balance sheets.

Selected Balance Sheet Information by Business Segment and Corporate - Other

The following table presents certain selected balance sheet information by each of our four business segments, with the remaining amounts reflected in Corporate –Other, as of December 31, 2017:

(in thousands)	Loan Acquisitions	SBC Originations	SBA Originations, Acquisitions and Servicing	Residential Mortgage Banking	Corporate / Other	Total
Assets
Loans, net (1)	$373,608	$1,040,510	$437,969	$2,013	$-	$1,854,100
Loans, held for sale, at fair value	2,544	67,591	16,791	129,096	-	216,022
Mortgage backed securities, at fair value	10,132	29,790	-	-	-	39,922
Servicing rights (including $72,295 held at fair value)	-	5,060	16,683	72,295	-	94,038

Liabilities
Secured borrowings	$65,351	$383,903	$60,459	$121,573	$-	$631,286
Securitized debt obligations of consolidated VIEs	143,565	431,850	22,733	-	-	598,148
Guaranteed loan financing	-	-	293,045	-	-	293,045
Senior secured note, net	24,538	109,690	3,850	-	-	138,078
Convertible note, net	3,596	36,013	1,898	-	67,484	108,991
(1) Includes Loan assets of consolidated VIEs

Results of Operations

The following table compares our summarized results of operations for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands):

	For the Year Ended December 31,			$ Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Interest income
Loan acquisitions	$37,198	$49,311	$63,001	$(12,113)	$(13,690)
SBC originations	59,021	40,586	31,349	18,435	9,237
SBA originations, acquisitions and servicing	38,108	46,417	54,605	(8,309)	(8,188)
Residential mortgage banking	3,978	709	-	3,269	709
Total interest income	$138,305	$137,023	$148,955	$1,282	$(11,932)
Interest expense
Loan acquisitions	(16,741)	(18,327)	(17,404)	1,586	(923)
SBC originations	(35,121)	(20,347)	(11,538)	(14,774)	(8,809)
SBA originations, acquisitions and servicing	(16,098)	(17,397)	(18,233)	1,299	836
Residential mortgage banking	(3,145)	(557)	-	(2,588)	(557)
Corporate - other	(3,541)	(1,144)	(631)	(2,397)	(513)
Total interest expense	$(74,646)	$(57,772)	$(47,806)	$(16,874)	$(9,966)
Net interest income before provision for loan losses	63,659	79,251	101,149	(15,592)	(21,898)
Provision for loan losses	(2,363)	(7,819)	(19,643)	5,456	11,824
Net interest income after provision for loan losses	$61,296	$71,432	$81,506	$(10,136)	$(10,074)
Non-interest income
Loan acquisitions	3,011	2,295	1,001	716	1,294
SBC originations	4,807	5,577	3,077	(770)	2,500
SBA originations, acquisitions and servicing	6,137	7,400	15,486	(1,263)	(8,086)
Residential mortgage banking (1)	59,197	9,580	-	49,617	9,580
Corporate - other	-	15,218	-
Total non-interest income	$73,152	$40,070	$19,564	$48,300	$5,288
Non-interest expense
Loan acquisitions	(9,727)	(9,785)	(4,981)	58	(4,804)
SBC originations	(21,881)	(19,108)	(16,552)	(2,773)	(2,556)
SBA originations, acquisitions and servicing	(15,100)	(16,403)	(14,780)	1,303	(1,623)
Residential mortgage banking	(48,584)	(7,292)	-	-	-
Corporate - other	(17,832)	(18,550)	(17,439)	718	(1,111)
Total non-interest expense	$(113,124)	$(71,138)	$(53,752)	$(694)	$(10,094)
Net realized gains (losses) on financial instruments
Loan acquisitions	(323)	(293)	2,388	(30)	(2,681)
SBC originations	9,665	2,290	(3,534)	7,375	5,824
SBA originations, acquisitions and servicing	9,509	4,604	1,317	4,905	3,287
Residential mortgage banking (2)	-	-	-	-	-
Corporate - other	478	313	10	165	303
Total net realized gains (losses) on financial instruments	$19,329	$6,914	$181	$12,415	$6,733
Net unrealized gains (losses) on financial instruments
Loan acquisitions	1,628	4,528	(4,617)	(2,900)	9,145
SBC originations	8,125	6,424	10,353	1,701	(3,929)
SBA originations, acquisitions and servicing	1,315	-	-	1,315	-
Residential mortgage banking	(4,000)	6,917	-	-	-
Corporate - other	(68)	68	(4)	(136)	72
Total net unrealized gains (losses) on financial instruments	$7,000	$17,937	$5,732	$(20)	$5,288
Income from continuing operations before provision for income taxes
Loan acquisitions	13,020	21,310	26,235	(8,290)	(4,925)
SBC originations	24,421	15,336	13,155	9,085	2,181
SBA originations, acquisitions and servicing	23,729	23,307	31,905	422	(8,598)
Residential mortgage banking	7,446	9,357	-	-	-
Corporate - other	(20,963)	(4,095)	(18,064)	(16,868)	13,969
Total income from continuing operations before provision for income taxes	$47,653	$65,215	$53,231	$(15,651)	$2,627
Provisions for income taxes	(1,839)	(9,651)	(7,810)	7,812	(1,841)
Net income from continuing operations	45,814	55,564	45,421	(9,750)	10,143
Loss from discontinued operations, net of tax	-	(2,158)	(653)	2,158	(1,505)
Net income	$45,814	$53,406	$44,768	$(7,592)	$8,638

(1) Includes  gains on sales of mortgage loans held for sale, net of direct loan expenses, changes in fair value on interest rate lock commitments ("IRLCs"), loan expenses, certain loan origination fee income, and income generated on new mortgage servicing rights.

(2) Realized gains (losses) on residential loans held for sale at fair value are included within "Gains on residential mortgage banking activities, net of variable loan expenses" on the consolidated statements of income and within "Other non-interest income" for purposes of the table above.

Loan Acquisition Segment Results

	For the Year Ended December 31,
(In Thousands)	2017	2016	2015	$ Change 2017 vs 2016	$ Change 2016 vs 2015
Interest income	$37,198	$49,311	$63,001	$(12,113)	$(13,690)
Interest expense	(16,741)	(18,327)	(17,404)	1,586	(923)
Net interest income before provision for loan losses	$20,457	$30,984	$45,597	$(10,527)	$(14,613)
Provision for loan losses	(2,026)	(6,419)	(13,153)	4,393	6,734
Net interest income after provision for loan losses	$18,431	$24,565	$32,444	$(6,134)	$(7,879)
Non-interest income	3,011	2,295	1,001	716	1,294
Non-interest expense	(9,727)	(9,785)	(4,981)	58	(4,804)
Total non-interest income (expense)	$(6,716)	$(7,490)	$(3,980)	$774	$(3,510)
Net realized gain (loss) on financial instruments	(323)	(293)	2,388	(30)	(2,681)
Net unrealized gain on financial instruments	1,628	4,528	(4,617)	(2,900)	9,145
Net income before provision for income taxes	$13,020	$21,310	$26,235	$(8,290)	$(4,925)

Interest income

Interest income of $37.1 million for the year ended December 31, 2017 in our loan acquisitions segment represented a decrease of $12.1 million from the prior year, primarily due to a reduction of interest income generated on our acquired SBC loan portfolio due to a lower average carrying value of the portfolio ($402.5 million during 2017 compared to $460.0 million during 2016) as a result of re-deploying capital to our origination businesses and an overall migration from high yield non-performing loans to credit stabilized performing loans in our portfolio.

Interest income of $49.3 million for the year ended December 31, 2016 in our loan acquisitions segment represented a decrease of $13.7 million from the prior year, primarily due to a reduction of interest income generated on our acquired SBC loan portfolio due to a lower average carrying value of the portfolio as a result of re-deploying capital to our origination businesses and an overall migration from high yield non-performing loans to credit stabilized performing loans in our portfolio. This was also the result of sales of MBS during the second half of 2016, resulting in a reduction in interest income of $7.2 million generated on these assets during 2016.

Interest expense

Interest expense of $16.7 million for the year ended December 31, 2017 in our loan acquisitions segment represented a decrease of $1.6 million from the prior year, reflecting a reduction in borrowing needs, as a result of deploying capital to our origination businesses and a lower average carrying value of the acquired portfolio.

Interest expense of $18.3 million for the year ended December 31, 2016 in our loan acquisitions segment represented an increase of $0.9 million from the prior year, as a result of higher average balances in the first half of 2016 resulting in higher borrowing costs.

Provision for loan losses

Provision for loan losses of $2.0 million for the year ended December 31, 2017 in our loan acquisitions segment represented a decrease of $4.4 million from the prior year, reflecting a reduction in our credit deteriorated loan portfolio due to pay-downs and sales and our increased focus on new loan originations with better credit qualities. As of December 31, 2017, our purchased credit impaired portfolio of SBC loans was $97.9 million, compared to $120.5 million as of December 31, 2016.

Provision for losses of $6.7 million for the year ended December 31, 2016 in our loan acquisitions segment represented a decrease $6.7 million compared to the year ended December 31, 2015, as a result of a reduction in our credit deteriorated loan portfolio due to pay-downs and sales. As of December 31, 2016, our purchased credit impaired portfolio of SBC loans was $120.5 million, compared to $172.5 million as of December 31, 2015.

Non-interest expense

Non-interest expense remained relatively flat year over year at $9.7 million and $9.8 million for the years ended December 31, 2017 and 2016, respectively.

Non-interest expense of $9.8 million for the year ended December 31, 2016 in our loan acquisitions segment represented an increase of $4.8 million compared to the year ended December 31, 2015, as a result of an increase in professional fee expense of $2.0 million and an increase in general operating expenses resulting from the merger completed during the year ended December 31, 2016.

Realized gains (losses) on financial instruments

Realized losses on financial instruments in our loan acquisitions segment remained flat year over year at $0.3 million for both years ended December 31, 2017 and 2016.

Realized losses of $0.3 million for the year ended December 31, 2016 in our loan acquisitions segment compared to realized gains of $2.4 million were the result of losses on sales of MBS of $3.1 million during the year ended December 31, 2016, offset by $0.4 million of additional gains on sales of acquired SBC loans during the year ended December 31, 2016.

Unrealized gains on financial instruments

Unrealized gains on financial instruments of $1.6 million for the year ended December 31, 2017 in our loan acquisitions segment represented a decrease of $2.9 million compared to the prior year, driven primarily by a reduction in unrealized gains on MBS due to sales during the second half of 2016, reducing the size of the MBS portfolio and average balances in 2017.

Unrealized gains on financial instruments of $4.5 million for the year ended December 31, 2016 in our loan acquisitions segment represented an increase of $9.1 million compared to the prior year (unrealized losses of $4.6 million), driven primarily by the changes in fair value of MBS carried at fair value and derivative instruments carried at fair value.

SBC Originations Segment Results

	For the Year Ended December 31,
(In Thousands)	2017	2016	2015	$ Change 2017 vs 2016	$ Change 2016 vs 2015
Interest income	$59,021	$40,586	$31,349	$18,435	$9,237
Interest expense	(35,121)	(20,347)	(11,538)	(14,774)	(8,809)
Net interest income before provision for loan losses	$23,900	$20,239	$19,811	$3,661	$428
Provision for loan losses	(195)	(86)	-	(109)	(86)
Net interest income after provision for loan losses	$23,705	$20,153	$19,811	$3,552	$342
Non-interest income	4,807	5,577	3,077	(770)	2,500
Non-interest expense	(21,881)	(19,108)	(16,552)	(2,773)	(2,556)
Total non-interest income (expense)	$(17,074)	$(13,531)	$(13,475)	$(3,543)	$(56)
Net realized gain on financial instruments	9,665	2,290	(3,534)	7,375	5,824
Net unrealized gain on financial instruments	8,125	6,424	10,353	1,701	(3,929)
Net income before provision for income taxes	$24,421	$15,336	$13,155	$9,085	$2,181

Interest income

Interest income of $59.0 million for the year ended December 31, 2017 in our SBC originations segment represented an increase of $18.4 million from the prior year primarily reflecting an increase in SBC loan originations, resulting in higher average loan balances. SBC loan originations increased $295.1 million in the current year, or 51%, compared to 2016, primarily driven by an increase in Freddie Mac loan originations of $163.9 million and transitional loan originations of $96.2 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. Originated transitional loans contributed $25.3 million in interest income during the year ended December 31, 2017, representing a $16.7 million increase from the year ended December 31, 2016.

Interest income of $40.6 million for the year ended December 31, 2016 in our SBC originations segment represented an increase of $9.2 million from the prior year ended December 31, 2015 primarily reflecting an increase in SBC loan originations, resulting in higher average loan balances. SBC loan originations increased $152.5 million during the year ended December 31, 2016, or 36%, compared to 2015, primarily driven by an increase in Freddie Mac loan originations of $109.6 million and transitional loan originations of $93.8 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. Originated transitional loans contributed $8.6 million in interest income during the year ended December 31, 2016, representing a $6.9 million increase from the year ended December 31, 2015. Originated SBC loans contributed $17.9 million in interest income during the year ended December 31, 2016, representing a $3.1 million increase from the year ended December 31, 2015.

Interest expense

Interest expense of $35.1 million in our SBC originations segment represented an increase of $14.8 million from the prior year ended December 31, 2016, primarily reflecting an increase in borrowing activities under our shorter-term secured borrowings and borrowings under our senior secured notes and convertible notes allocated to the SBC originations segment, due to the need to finance a greater number of loan originations, which increased 51% during the year ended December 31, 2017, compared to the year ended December 31, 2016.

Interest expense of $20.3 million in our SBC originations segment represented an increase of $8.8 million from the prior year ended December 31, 2015, primarily reflecting an increase in borrowing activities due to the need to finance a greater number of loan originations, which increased 36% during the year ended December 31, 2016 compared to the year ended December 31, 2015.

Non-interest income

Non-interest income of $4.8 million in our SBC originations segment represented a decrease of $0.8 million from the prior year ended December 31, 2016 primarily reflecting a decrease in loan origination income of $1.1 million and an increase in servicing income of $0.3 million. The decrease in loan origination income is due to an increase in the number of transitional loan originations compared to conventional SBC loan originations in the year ended December 31, 2017 compared to the year ended December 31, 2016. Origination fee income on transitional loans are accounted for as deferred fees, while origination fee income on conventional SBC loans are recognized when the loan funds. As a result, origination fee income on transitional loans will not have an immediate impact on income upon origination.

Non-interest income of $5.6 million in our SBC originations segment represented an increase of $2.5 million from the prior year ended December 31, 2015, primarily reflecting an increase of origination income due to the increase in the number of conventional SBC loan originations during the year ended December 31, 2016.

Non-interest expense

Non-interest expense of $21.9 million in our SBC originations segment represented an increase of $2.8 million from the prior year ended December 31, 2016, primarily reflecting an increase in other operating expenses of $2.8 million.

Non-interest expense of $19.1 million in our SBC originations segment represented an increase of $2.6 million from the prior year ended December 31, 2015, primarily reflecting an increase in other operating expenses of $1.3 million and an increase in professional fee expenses of $0.8 million.

Realized gains (losses) on financial instruments

Realized gains of $9.7 million in our SBC originations segment represented an increase of $7.4 million from the prior year ended December 31, 2016, primarily driven by sales of Freddie Mac loans, held-for-sale, resulting in additional gains of $5.6 million.

Realized gains of $2.3 million in our SBC originations segment represented an increase of $5.8 million from the prior year ended December 31, 2015, which experienced losses of $3.5 million, as a result of sales of Freddie Mac loans, held-for-sale, resulting in additional gains of $4.0 million.

Unrealized gains on financial instruments

Unrealized gains of $8.1 million in our SBC originations segment represented an increase of $1.7 million from the prior year ended December 31, 2016, primarily driven by overall portfolio growth during the current year, as well as changes in the fair value of the SBC conventional loans and Freddie Mac loans that are carried at fair value. The increase in average balances of our SBC loan portfolio are a result of an increase in loan originations during the current year. As noted above, SBC loan originations increased $295.1 million in the current year, or 51%, compared to 2016, primarily driven by an increase in Freddie Mac loan originations of $163.9 million, which are carried at fair value.

Unrealized gains of $6.4 million for the year ended December 31, 2016 in our SBC originations segment represented a decrease of $3.9 million from the prior year ended December 31, 2015 primarily reflecting a decrease in the fair value of loans carried at fair value and resulting in $4.2 million less gains during the year ended December 31, 2016, which was partially offset by changes in fair value of derivative instruments of $0.9 million which serve as interest rate and credit risk hedges on the underlying loans.

SBA Originations, Acquisitions and Servicing Segment Results

	For the Year Ended December 31,
(In Thousands)	2017	2016	2015	$ Change 2017 vs 2016	$ Change 2016 vs 2015
Interest income	$38,108	$46,417	$54,605	$(8,309)	$(8,188)
Interest expense	(16,098)	(17,397)	(18,233)	1,299	836
Net interest income before provision for loan losses	$22,010	$29,020	$36,372	$(7,010)	$(7,352)
Provision for loan losses	(142)	(1,314)	(6,490)	1,172	5,176
Net interest income after provision for loan losses	$21,868	$27,706	$29,882	$(5,838)	$(2,176)
Non-interest income	6,137	7,400	15,486	(1,263)	(8,086)
Non-interest expense	(15,100)	(16,403)	(14,780)	1,303	(1,623)
Total non-interest income (expense)	$(8,963)	$(9,003)	$706	$40	$(9,709)
Net realized gain on financial instruments	9,509	4,604	1,317	4,905	3,287
Net unrealized gain on financial instruments	1,315	-	-	1,315	-
Net income before provision for income taxes	$23,729	$23,307	$31,905	$422	$(8,598)

Interest income

Interest income of $38.1 million for the year ended December 31, 2017 in our SBA originations, acquisitions, and servicing segment represented a decrease of $8.3 million from the prior year ended December 31, 2016 primarily due to a reduction of interest income generated on our acquired SBA 7(a) loan portfolio as we have shifted capital to new SBA loan originations. Although our SBA loan originations increased $89.6 million in the current year, or 213%, compared to the prior year, this did not result in a direct, proportional increase in interest income, but rather, resulted in a realized gain on the sale of the SBA loan and an increase in servicing income, as we typically sell a 75% pro-rata interest in the loan at a premium, while retaining 25%, and also retain the servicing rights on the loan. Thus, the reduction in interest income is offset by an increase in realized gains on sales of SBA loans and an increase in originated SBA loans servicing income, discussed further below.

Interest income of $46.4 million for the year ended December 31, 2016 in our SBA originations, acquisitions, and servicing segment represented a decrease of $8.2 million from the prior year ended December 31, 2015 primarily due to a reduction of interest income generated on our acquired SBA 7(a) loan portfolio as we have shifted capital to new SBA loan originations. The reduction in interest income is offset by an increase in realized gains on sales of SBA loans and an increase in servicing income on originated SBA loans, as discussed further below.

Interest expense

Interest expense of $16.1 million in our SBA originations, acquisitions, and servicing segment represented a decrease of $1.3 million from the prior year ended December 31, 2016 primarily reflecting an reduction in borrowing activities under secured borrowings and guaranteed loan financing due to the reduced need to finance acquired SBA 7(a) loans on our balance sheet and originated SBA 7(a) loans, due to sales of the 75% pro-rata interest of these loans, while only 25% is retained on our consolidated balance sheet.

Interest expense of $17.4 million in our SBA originations, acquisitions, and servicing segment represented a decrease of $0.8 million from the prior year ended December 31, 2015 primarily reflecting an reduction in borrowing activities under secured borrowings and guaranteed loan financing due to the reduced need to finance acquired SBA 7(a) loans on our balance sheet and originated SBA 7(a) loans, due to sales of the 75% pro-rata interest of these loans, while only 25% is retained on our consolidated balance sheet.

Provision for loan losses

 Provision for loan losses of $0.1 million for the year ended December 31, 2017 in our SBA originations, acquisitions, and servicing segment represented a decrease of $1.2 million from the prior year, reflecting a reduction in our credit deteriorated SBA loan portfolio due to pay-downs and sales and our increased focus on new SBA loan originations with better credit qualities. As of December 31, 2017, our acquired SBA loan balance was $400.6 million, compared to $532.7 million as of December 31, 2016.

Provision for losses of $1.3 million for the year ended December 31, 2016 in our SBA originations, acquisitions, and servicing segment represented a decrease $5.2 million compared to the year ended December 31, 2015, as a result of a reduction in our credit deteriorated SBA loan portfolio due to pay-downs and sales within our acquired SBA loan portfolio.

Non-interest income

Non-interest income of $6.1 million for the year ended December 31, 2017 in our SBA originations, acquisitions, and servicing segment represented a decrease of $1.3 million from the prior year ended December 31, 2016 primarily reflecting a decrease in servicing income of $0.9 million and other income of $0.3 million. The reduction in other income during the year ended December 31, 2017 compared to the year ended December 31, 2016 was the result of a release of the repair and denial reserve during 2016. The release of this reserve was driven by a reduction in defaults in the acquired SBA portfolio and decrease in the severity of repair claims on our Section 7(a) SBA loans.

Non-interest income of $7.4 million in for the year ended December 31, 2016 in our SBA originations, acquisitions, and servicing segment represented a decrease of $8.1 million from the prior year ended December 31, 2015 primarily reflecting a decrease in other income of $9.1 million, partially offset by an increase in servicing income of $1.0 million. The reduction in other income during the year ended December 31, 2016 compared to the year ended December 31, 2015 was the result of a release of the repair and denial reserve during 2015. The release of this reserve was driven by a reduction in defaults in the acquired SBA portfolio and a decrease in the severity of repair claims on our Section 7(a) SBA loans.

Non-interest expense

Non-interest expense of $15.1 million for the year ended December 31, 2017 in our SBA originations, acquisitions, and servicing segment represented a decrease of $1.3 million from the prior year ended December 31, 2016 primarily reflecting a decrease in professional fee expense of $1.7 million, partially offset by an increase in employee compensation expense of $1.1 million.

Non-interest expense of $16.4 million for the year ended December 31, 2016 in our SBA originations, acquisitions, and servicing segment represented an increase of $1.6 million from the prior year ended December 31, 2015 primarily reflecting an increase in loan servicing expense of $1.0 million and an increase in professional fee expense of $0.4 million.

Realized gains on financial instruments

Realized gains of $9.5 million for the year ended December 31, 2017 in our SBA originations, acquisitions, and servicing segment represented an increase of $4.9 million from the prior year, which is the result of an increase in sales of SBA loans due to an increase in loan originations.

Realized gains of $4.6 million for the year ended December 31, 2016 in our SBA originations, acquisitions, and servicing segment represented an increase of $3.3 million from the prior year, which is the result of an increase in sales of SBA loans due to an increase in loan originations.

Unrealized gains on financial instruments

Unrealized gains of $1.3 million in our SBA originations, acquisitions, and servicing segment during the year ended December 31, 2017 represented an increase in unrealized gains on SBA loans, held for sale, at fair value.

Residential Mortgage Banking Segment Results

We acquired the GMFS business as part of the ZAIS Financial merger on October 31, 2016 and, therefore, the following results relate to only the year ended December 31, 2017 and the two months ended December 31, 2016. A discussion of comparative results is not included as it is not meaningful. See “Note 5 – Business Combinations” in Item 8. “Financial Statements and Supplemental Information” included in this annual report on Form 10-K for the pro forma results of the combined company for the years ended December 31, 2016 and 2015.

	For the Year Ended December 31,
(In Thousands)	2017	2016	2015	$ Change 2017 vs 2016	$ Change 2016 vs 2015
Interest income	$3,978	$709	$-	$3,269	$709
Interest expense	(3,145)	(557)	-	(2,588)	(557)
Net interest income before provision for loan losses	$833	$152	$-	$681	$152
Provision for loan losses	-	-	-	-	-
Net interest income after provision for loan losses	$833	$152	$-	$681	152
Non-interest income(1)	59,197	9,580	-	49,617	9,580
Non-interest expense	(48,584)	(7,292)	-	(41,292)	(7,292)
Total non-interest income (expense)	$10,613	$2,288	$-	$8,325	$2,288
Net realized gain on financial instruments	-	-	-	-	-
Net unrealized gain (loss) on financial instruments	(4,000)	6,917	-	(10,917)	6,917
Net income before provision for income taxes	$7,446	$9,357	$-	$(1,911)	$9,357

(1) Includes gains on sales of mortgage loans held for sale, net of direct loan expenses, changes in fair value on IRLCs, loan expenses, certain loan origination fee income, and income generated on new mortgage servicing rights.

Interest income

Interest income of $4.0 million in our residential mortgage banking segment for the year ended December 31, 2017 and $0.7 million for the two months ended December 31, 2016 was generated on originated residential agency loans held-for-sale, at fair value.

Interest expense

Interest expense of $3.1 million in our residential mortgage banking segment for the year ended December 31, 2017 and $0.6 million for the two months ended December 31, 2016, which reflects financing costs on our borrowings under credit facilities used to fund the origination of new loans.

Non-interest income

Non-interest income of $59.2 million in our residential mortgage banking segment for the year ended December 31, 2017 represents gains on sales of residential mortgage loans of $63.0 million, income generated on new mortgage servicing rights of $14.9 million, loan origination fee income of $8.2 million, and servicing income of $17.3 million, which is partially offset by correspondent fees and other direct loan expenses of $41.7 million.

Non-interest income of $9.6 million in our residential mortgage banking segment for the two months ended December 31, 2016 represents gains on sales of residential mortgage loans of $2.9 million, income generated on new mortgage servicing rights of $3.2 million, loan origination fee income of $1.4 million, and servicing income of $2.5 million, which is partially offset by correspondent fees and other direct loan expenses of $0.6 million

Non-interest expense

Non-interest expense of $48.6 million in our residential mortgage banking segment for the year ended December 31, 2017 represents employee compensation of $34.6 million, loan servicing expense of $6.4 million, and other general operating expenses of $6.5 million.

Non-interest expense of $7.3 million in our residential mortgage banking segment for the two months ended December 31, 2016 represents employee compensation of $5.6 million, loan servicing expense of $1.0 million, and other general operating expenses of $1.1 million.

Unrealized gains (losses) on financial instruments

Unrealized losses of $4.0 million for the year ended December 31, 2017 in our residential mortgage banking segment represents unrealized losses on our residential MSR, carried at fair value driven by changes in interest rates. Unrealized gains of $6.9 million in the two months ended December 31, 2016 as a result of unrealized gains due to changes in the fair value of our residential MSR due to changes in interest rates.

Corporate - Other

Interest expense

Interest expense of $3.5 million for the year ended December 31, 2017 increased $2.4 million from the year ended December 31, 2016 represented an increase in borrowing costs associated with our unallocated funds generated by our senior secured notes and convertible notes, both of which were issued during 2017.

Interest expense of $1.1 million for the year ended December 31, 2016 increased $0.5 million from the year ended December 31, 2015 represented an increase in our borrowings under repurchase agreements in order to finance our purchases of Treasury securities, which increased by approximately $100.0 million compared to the year ended December 31, 2015.

Non-interest income

There was a $15.2 million bargain purchase gain for the year ended December 31, 2016 related to the merger transaction. There were no other non-interest income items during the years ended December 31, 2017, 2016, or 2015.

Non-interest expense

Non-interest expense of $17.8 million for the year ended December 31, 2017 decreased $0.7 million from the year ended December 31, 2016 represented a decrease of $2.6 million in professional fee expense due to an increase in merger related costs in 2016,  partially offset by an increase in management fees due to our Manager of $0.6 million and an increase in employee compensation expense of $0.7 million as a result of business growth during 2017.

Non-interest expense of $18.6 million for the year ended December 31, 2016 represented an increase of $1.1 million from the year ended December 31, 2015 reflecting an increase of $3.5 million in professional fee expense due to merger related costs incurred during 2016, partially offset by an decrease in management and incentive fees paid to our Manager of $0.8 million and a reduction of other operating expenses of $2.0 million.

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

We calculate Core Earnings as GAAP net income (loss) excluding the following:

i)	any unrealized gains or losses on certain MBS
ii)	any realized gains or losses on sales of certain MBS
iii)	any unrealized gains or losses on MSRs
iv)	one-time non-recurring gains or losses, such as gains or losses on discontinued operations, bargain purchase gains, or merger related expenses

The following table presents our summarized consolidated results of operations and reconciliation to Core Earnings:

	Year Ended December 31,
(in thousands)	2017	2016	2015	Change 2017 vs 2016	Change 2016 vs 2015
Net Income	$45,814	$53,406	$44,768	$(7,592)	$8,638
Reconciling items:
Unrealized (gain) loss on MBS	(1,077)	(3,680)	5,179	2,603	(8,859)
Realized (gain) loss on MBS	-	3,696	-	(3,696)	3,696
Unrealized (gain) loss on MSRs	4,000	(6,917)	-	10,917	(6,917)
Bargain purchase gain	-	(15,218)	-	15,218	(15,218)
Merger transaction costs	70	4,510	-	(4,440)	4,510
Gain on sale of SBA license	-	-	(1,300)	-	1,300
Employee severance	-	418	-	(418)	418
Restricted Stock Unit (RSU) grant to Independent Directors	290	-	-	290	-
Loss on discontinued operations	-	3,538	912	(3,538)	2,626
Total reconciling items	$3,283	$(13,653)	$4,791	$16,936	$(18,444)
Income tax adjustments	(2,119)	1,155	(259)	(3,274)	1,414
Core earnings	$46,978	$40,908	$49,300	$6,070	$(8,392)

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Consolidated Net Income decreased by $7.6 million, from $53.4 million during the year ended December 31, 2016 to $45.8 million during the year ended December 31, 2017. Consolidated Core Earnings increased by $6.1 million, from $40.9 million during the year ended December 31, 2016 to $47.0 million during the year ended December 31, 2017.

The decrease in Consolidated Net Income was primarily due to a bargain purchase gain of $15.2 million in 2016, which was partially offset by merger transaction costs of $4.5 million relating to the ZAIS Financial merger transaction. The decrease in Consolidated Net Income was also attributable to unrealized gains on our residential mortgage servicing rights that are carried at fair value of $6.9 million experienced in 2016, compared to $4.0 million of unrealized losses on these assets during the year ended December 31, 2017. The decrease was also partially offset by a loss on discontinued operations of $3.5 million during 2016.

The increase in Consolidated Core Earnings during the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily due to an increase in SBC and SBA loan originations, sales of Freddie Mac and SBA loans, a decrease in the provision for loan losses as a result of the shift from high yield non-performing loans to credit stabilized performing loans, as well as earnings attributable to our residential mortgage banking segment as a result of a complete year of operations.

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

The increase in Consolidated Net Income was primarily due to a bargain purchase gain of $15.2 million, which was partially offset by merger transaction costs of $4.5 million relating to the ZAIS Financial merger transaction. The increase was also driven by unrealized gains from MBS and residential MSRs, whose fair values increased due to changes in interest rates. The reduction to net income related to changes in the fair value of investments was offset by an increase in non-recurring items including transaction expenses related to the ZAIS Financial merger, the sale of the brokerage operating segment contained in discontinued operations in our consolidated financial statements and employee severance related to the optimization of overhead costs of the origination segment.

The reduction in Consolidated Core Earnings during the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to sales and pay-downs on MBS, resulting in a reduction in interest income, as well as a reduction in interest income on loans due to the decrease in accretion of discount on the acquired loan portfolio and a change in the weighted average interest rate on the originated portfolio and principal pay-downs on existing loans.

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

For purposes of calculating the incentive distribution prior to the completion of a 12-month period following the closing of the ZAIS Financial merger, core earnings was calculated on an annualized basis. In addition, for purposes of calculating the incentive distribution, the shares of common stock and OP units issued as of the closing of the ZAIS Financial merger in connection with the merger agreement were deemed to be issued at the per share price equal to (i) the sum of (A) the weighted average of the issue price per share of Sutherland common stock or Sutherland OP units (without double counting) issued prior to the closing of the ZAIS Financial merger multiplied by the number of shares of Sutherland common stock outstanding and Sutherland OP units (without double counting) issued prior to the closing of the merger plus (B) the amount by which the net book value of our Company as of the closing of the merger (after giving effect to the closing of the merger agreement) exceeded the amount of the net book value of Sutherland immediately preceding the closing of the merger, divided by (ii) all of the shares of our common stock and OP units issued and outstanding as of the closing of the merger (including the date of the closing of the mergers).

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

Liquidity and Capital Resources

Liquidity is a measure of our ability to turn non-cash assets into cash and to meet potential cash requirements. We use significant cash to purchase SBC loans and other target assets, originate new SBC loans, pay dividends, repay principal and interest on our borrowings, fund our operations and meet other general business needs. Our primary sources of liquidity will include our existing cash balances, borrowings, including securitizations, re-securitizations, repurchase agreements, warehouse facilities, bank credit facilities (including term loans and revolving facilities), the net proceeds of this and future offerings of equity and debt securities, including our Senior Secured Notes and Convertible Notes, and net cash provided by operating activities.

Cash Flow Activity for the Years Ended December 31, 2017, 2016, and 2015

The following table provides a summary of the net change in our cash and cash equivalents:

	For the years ended December 31,
(in thousands)	2017	2016	2015
Cash flows provided by (used in) operating activities (1)	$352,489	$14,763	$28,929
Cash flows provided by (used in) investing activities (1)	(242,234)	384,695	(188,689)
Cash flows provided by (used in) financing activities	(106,396)	(381,461)	144,589

Net increase (decrease) in cash and cash equivalents	$3,859	$17,997	$(15,171)
(1) Includes discontinued operations

Year ended December 31, 2017 compared to the year ended December 31, 2016

Cash and cash equivalents increased by $3.9 million during the year ended December 31, 2017, reflecting:

•	Net cash provided by operating activities of $352.5 million for the year related primarily to:
-	Proceeds on sales and principal payments of loans, held for sale, at fair value of $2.6 billion, offset by $2.5 billion of originations and purchases of loans, held for sale, at fair value.
-	Proceeds from sales or maturity of short-term investments and trading securities of $1.2 billion, offset by $839.4 million of purchases of short-term investments and trading securities.

•	Net cash used in investing activities of $242.2 million for the current year related primarily to:
-

Cash outflows of $602.3 million relating to originations and purchases of loans, held at fair value and held-for-investment loans, offset by cash inflows relating to repayments of loans, held at fair value and held-for-investment of $422.1 million.

-	Cash outflows of $54.3 million relating to a joint venture investments and $14.4 million of cash outflows relating to purchases of MBS.

•	Net cash used in financing activities of $106.4 million for the current quarter related primarily to:
-

Proceeds provided by our convertible note issuance of approximately $115.0 million and proceeds provided by our senior secured notes of approximately $142.0 million, offset by net repayments of secured borrowings $296.2 million.

Year ended December 31, 2016 compared to the year ended December 31, 2015

Cash and cash equivalents increased by $18.0 million during the year ended December 31, 2016, reflecting:

•	Net cash provided by operating activities of $14.8 million for the year related primarily to:
-	Proceeds on sales of loans, held for sale, at fair value of $646.0 million, offset by $621.3 million of originations and purchases of loans, held for sale, at fair value.

•	Net cash provided by investing activities of $384.7 million for the current year related primarily to:
-

Cash inflows of $480.0 million relating to repayments of loans, held at fair value and held-for-investment, offset by cash outflows of $414.0 million relating to originations and purchases of loans, held at fair value and held-for-investment loans.

-	Cash inflows of $297.3 million relating to sales of MBS, offset by cash outflows relating to purchases of MBS of $17.4 million.

•	Net cash used in financing activities of $381.5 million for the current quarter related primarily to:
-

Net repayments of our secured borrowings of $187.5 million, dividend payments on our common stock of $46.9 million, net repayments of guaranteed loan financing of $122.6 million and a $57.5 million repayment of our senior exchangeable note.

Securitization Activity

Our Manager’s extensive experience in loan acquisition, origination, servicing and securitization strategies has enabled us to complete several securitizations of SBC and SBA loan assets since January 2011. These securitizations allow us to match fund the SBC and SBA loans on a long-term, non-recourse basis. Four of these securitizations, including Waterfall Victoria Mortgage Trust 2011-1 (“SBC-1”), Waterfall Victoria Mortgage Trust 2011-3 (“SBC-3”), Sutherland Commercial Mortgage Trust 2015-4 (“SBC-4”), and Sutherland Commercial Mortgage Trust 2017 (“SBC-6”) are trusts, whose debt is collateralized by non-performing and re-performing acquired SBC loans and a fifth securitization Waterfall Victoria Mortgage Trust 2011-2 (“SBC-2”) is a real estate mortgage investment conduit (“REMIC”) whose debt is collateralized by performing acquired SBC loans. We have completed three securitizations of newly originated SBC loans, each a REMIC, including ReadyCap Commercial Mortgage Trust 2014-1 (“RCMT 2014-1”), ReadyCap Commercial Mortgage Trust 2015-2 (“RCMT 2015-2”), and ReadyCap Commercial Mortgage Trust 2016-3 (“RCMT 2016-3”). We also completed Ready Capital Mortgage Financing 2017 (“RCMF 2017-FL1), a securitization whose debt is collateralized by originated transitional loans, and ReadyCap Lending Small Business Trust 2015-1 (“RCLSBL 2015-1”), a securitization collateralized by SBA Section 7(a) Program loans.

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

Deutsche Bank Loan Repurchase Facility

Our subsidiaries, ReadyCap Commercial, Sutherland Asset I, and Sutherland Warehouse Trust II renewed their master repurchase agreement on February 14, 2017, pursuant to which ReadyCap Commercial, Sutherland Asset I and Sutherland Warehouse Trust II may be advanced an aggregate principal amount of up to $275 million on originated mortgage loans (the “DB Loan Repurchase Facility”). As of December 31, 2017, we had $173.8 million outstanding under the DB Loan Repurchase Facility. The DB Loan Repurchase Facility is used to finance SBC loans, and the interest rate is LIBOR plus a spread, which varies depending on the type and age of the loan. The DB Loan Repurchase Facility has been extended through February 2018 and our subsidiaries have an option to extend the DB Loan Repurchase Facility for an additional year, subject to certain conditions. ReadyCap Commercial’s, Sutherland Asset I’s, and Sutherland Warehouse Trust II’s obligations are fully guaranteed by us.

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

JPMorgan Loan Repurchase Facility

Our subsidiaries, ReadyCap Warehouse Financing LLC (“ReadyCap Warehouse Financing”) and Sutherland Warehouse Trust entered into master repurchase agreement in December 2015, pursuant to which ReadyCap Warehouse Financing and Sutherland Warehouse Trust, may sell, and later repurchase, mortgage loans in an aggregate principal amount of up to $250 million. Our subsidiaries renewed their master repurchase agreement with JPMorgan on December 8, 2017 for an aggregate principal amount of up to $200 million (the “JPM Loan Repurchase Facility”). As of December 31, 2017, we had $55.4 million outstanding under the JPM Loan Repurchase Facility. The JPM Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is LIBOR plus a spread, which is determined by the lender on an asset-by-asset basis. The JPM Loan Repurchase Facility is committed through December 10, 2020, and ReadyCap Warehouse Financing’s and Sutherland Warehouse Trust’s obligations are fully guaranteed by us.

The eligible assets for the JPM Loan Repurchase Facility are loans secured by first and junior mortgage liens on commercial properties and subject to approval by JPM as the Buyer. The principal amount paid by the bank for each mortgage loan is based on the principal balance of such mortgage loan. ReadyCap Warehouse Financing and Sutherland Warehouse Trust paid the bank a structuring fee and are also required to pay the bank unused fees for the JPM Loan Repurchase Facility, as well as certain other administrative costs and expenses. The JPM Loan Repurchase Facility also includes financial maintenance covenants, which include (i) total stockholders’ equity must not be permitted to be less than the sum of (a) 60% of total stockholders equity as of the closing date of the facility plus (b) 50% of the net proceeds of any equity issuance after the closing date (ii) maximum leverage of 3:1 and (iii) liquidity equal to at least the lesser of (a) 4% of the sum of (without duplication) (1) any outstanding indebtedness plus (2) amounts due under the repurchase agreement and (b) $15,000,000.

Citibank Loan Repurchase Agreement

Our subsidiaries, Waterfall Commercial Depositor and Sutherland Asset I renewed a master repurchase agreement in June 2017 with Citibank, N.A. (the "Citi Loan Repurchase Facility" and, together with the DB Loan Repurchase Facility and the JPM Loan Repurchase Facility, the "Loan Repurchase Facilities"), pursuant to which Waterfall Commercial Depositor and Sutherland Asset I may sell, and later repurchase, a trust certificate (the “Trust Certificate”), representing interests in mortgage loans in an aggregate principal amount of up to $200 million, $125 million of which is committed. As of December 31, 2017, we had $88.1 million outstanding under the Citi Loan Repurchase Facility. The Citi Loan Repurchase Facility is used to finance SBC loans, and the interest rate is LIBOR plus 3.00%. The Citi Loan Repurchase Facility is committed for a period of 364 days, and Waterfall Commercial Depositor’s and Sutherland Asset I’s obligations are fully guaranteed by us.

The eligible assets for the Citi Loan Repurchase Facility are loans secured by a first mortgage lien on commercial properties which, amongst other things, generally have a UPB of less than $10 million. The principal amount paid by the bank for the Trust Certificate is based on a percentage of the lesser of the market value or the UPB of such mortgage loans backing the Trust Certificate. Waterfall Commercial Depositor and Sutherland Asset I  are also required to pay the bank a commitment fee for the Citi Loan Repurchase Facility, as well as certain other administrative costs and expenses. The Citi Loan Repurchase Facility also includes financial maintenance covenants, which include (i) our operating partnership’s net asset value not (A) declining more than 15% in any calendar month, (B) declining more than 25% in any calendar quarter, (C) declining more than 35% in any calendar year, or (D) declining more than 50% from our operating partnership’s highest net asset value set forth in any audited financial statement provided to the bank; (ii) our operating partnership maintaining liquidity in an amount equal to at least 1% of our outstanding indebtedness; and (iii) the ratio of our operating partnership’s total indebtedness (excluding non-recourse liabilities in connection with any securitization transaction) to our net asset value not exceeding 4:1 at any time.

Securities Repurchase Agreements

As of December 31, 2017, we had $23.3 million and $42.1 million of secured borrowings related to SBC ABS and pledged Trust Certificates, respectively, with three counterparties (lenders).

General Statements Regarding Loan and Security Repurchase Facilities

At December 31, 2017, we had $557.1 million in fair value of Trust Certificates and loans pledged against our borrowings under the Loan Repurchase Facilities and $37.4 million in fair value of SBC ABS and short term investments pledged against our securities repurchase agreement borrowings.

Under the Loan Repurchase Facilities and securities repurchase agreements, we may be required to pledge additional assets to our counterparties in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional assets or cash. Generally, the Loan Repurchase Facilities and securities repurchase agreements contain a LIBOR-based financing rate, term and haircuts depending on the types of collateral and the counterparties involved. Further, at December 31, 2017, the average haircut provisions associated with our repurchase agreements was 33.0% for pledged Trust Certificates and loans and was 33.0% and 30.9% for pledged SBC ABS and short-term investments, respectively.

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

JPMorgan Credit Facility

We renewed our master loan and security agreement with JPMorgan in June 2017 providing for a credit facility of up to $250 million. As of December 31, 2017, we had $60.5 million outstanding under this credit facility. The credit facility is structured as a secured loan facility in which ReadyCap Lending and Sutherland 2016‑1 JPM Grantor Trust act as borrowers. Under this facility, ReadyCap and Sutherland 2016-1 JPM Grantor Trust pledge loans guaranteed by the SBA under the SBA Section 7(a) Loan Program, SBA 504 loans and other loans which were part of the CIT loan acquisition. We act as a guarantor under this facility. The agreement contains financial maintenance covenants, which include (i) total stockholders’ equity must not be permitted to be less than the sum of (a) 60% of total stockholders equity as of the closing date of the facility plus (b) 50% of the net proceeds of any equity issuance after the closing date (ii) maximum leverage of 3:1 and (iii) liquidity equal to at least the lesser of (a) 4% of the sum of (without duplication) (1) any outstanding indebtedness plus (2) amounts due under the repurchase agreement and (b) $25,000,000. The amended terms have an interest rate based on loan type ranging from three month LIBOR (reset daily), plus 3.25-3.5% per annum. The term of the facility is one year, with an option to extend for an additional year.

At December 31, 2017, we had a leverage ratio of 1.6x on a debt-to-equity basis.

We maintain certain assets, which, from time to time, may include cash, unpledged SBC loans, SBC ABS and short term investments (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by our counterparties, or collectively, the “Cushion”, to meet routine margin calls and protect against unforeseen reductions in our borrowing capabilities. Our ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of our investments, our cash position and margin requirements. Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs. At December 31, 2017, we were in compliance with all debt covenants.

At December 31, 2017, we had $2.9 million of restricted cash pledged against our derivative instruments and borrowings under repurchase agreements.

Other credit facilities

GMFS funds its origination platform through warehouse lines of credit with four counterparties with total borrowings outstanding of $94.7 million at December 31, 2017. GMFS utilizes a $150 million committed warehouse line of credit agreement which expired on March 14, 2018, a $40 million committed warehouse line of credit expiring on August 11, 2018, and a $40 million committed warehouse line of credit expiring on May 31, 2018. On March 14, 2018, the Company extended our borrowings pursuant to the expired committed warehouse line of credit agreement. The amended agreement has a maximum advance amount of $125 million and a pricing rate of LIBOR plus 2.1% The lines are collateralized by the underlying mortgages and related documents and instruments and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved. These agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. We were in compliance with all significant debt covenants as of and for the year ended December 31, 2017.

ReadyCap Holdings’ 7.50% Senior Secured Notes due 2022

On February 13, 2017, ReadyCap Holdings issued $75.0 million in aggregate principal amount of its 7.50% Senior Secured Notes due 2022 in a private placement. On June 13, 2017, ReadyCap Holdings, issued an additional $65.0 million in aggregate principal amount of 7.50% Senior Secured Notes due 2022, which have identical terms (other than issue date and issue price) to the notes issued on February 13, 2017 (collectively “Senior Secured Notes”). The additional $65.0 million in Senior Secured Notes were priced with a yield-to-maturity of 6.75%. The Senior Secured Notes are senior secured obligations of ReadyCap Holdings. Payments of the amounts due on the Senior Secured Notes are fully and unconditionally guaranteed by the Guarantors, Sutherland Partners LP, Sutherland Asset I, LLC, and ReadyCap Commercial, LLC.

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

As of December 31, 2017, we are in compliance with all covenants with respect to the Senior Secured Notes.

Convertible Notes

On August 9, 2017, the Company closed an underwritten public sale of $115.0 million aggregate principal amount of its 7.00% convertible senior notes due 2023. The Convertible Notes will mature on August 15, 2023, unless earlier repurchased, redeemed or converted. During certain periods and subject to certain conditions, the notes will be convertible by holders into shares of the Company's common stock at an initial conversion rate of 1.4997 shares of common stock per $25 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $16.67 per share of common stock. Upon conversion, holders will receive, at the Company's discretion, cash, shares of the Company's common stock or a combination thereof.

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

GMFS was an indirect subsidiary of ZAIS Financial when the Company completed its merger transaction with ZAIS on October 31, 2016.  As disclosed in the Joint Proxy Statement Prospectus used in connection with the merger transaction and in our annual report on Form 10-K for the year ended December 31, 2016, ZAIS had originally acquired GMFS on October 31, 2014 (the “GMFS 2014 acquisition”) from investment partnerships that were advised by our Manager, and from certain other entities controlled by GMFS management (together, the “2014 GMFS sellers”). The terms of the GMFS 2014 acquisition provided for the payment of both cash consideration and the possible payment of additional contingent consideration based on the achievement by GMFS of certain financial milestones specified in the GMFS 2014 acquisition agreement.

The GMFS 2014 acquisition agreement contained representations and warranties related to GMFS, as well as indemnification obligations to cover breaches of representations and warranties, repurchase claims or demands from investors in respect of mortgage loans originated, purchased or sold by GMFS prior to the closing date of the acquisition.  The GMFS 2014 acquisition agreement also established an escrow fund to support the payment of indemnification claims and allowed for indemnification claims to be offset against the contingent consideration that would otherwise be payable to the GMFS 2014 sellers under the GMFS 2014 acquisition agreement.

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

Since the resolution of the Claims and related settlement occurred subsequent to the March 31, 2017 balance sheet date, but before the issuance of the financial statements, included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, the effects had been reflected and recognized in the consolidated financial statements as of March 31, 2017.

The settlement did not result in a charge to our earnings or otherwise adversely impact our results of operations.

Contractual Obligations

The following table provides a summary of our contractual obligations as of December 31, 2017:

(in thousands)	Total	< 1 year	1 to 3 years	3 to 5 years	> 5 years
Borrowings under credit facilities	$248,674	$248,674	$—	$—	$—
Borrowings under repurchase agreements	382,612	327,257	55,355	—	—
Guaranteed loan financing	293,045	1,990	5,964	9,577	275,514
Senior secured notes, net	138,078	—	—	—	138,078
Convertible notes, net	108,991	—	—	—	108,991
Promissory note payable	6,107	—	—	6,107	—
Future operating lease commitments	5,696	1,792	896	427	2,581
Total	$1,183,203	$579,713	$62,215	$16,111	$525,164

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

The following table projects the impact on our interest income and expense for the twelve month period following December 31, 2017, assuming an immediate increase or decrease of 25, 50, 75 and 100 basis points in LIBOR:

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans held for investment	$1,937	$3,885	$5,829	$7,764	$(1,569)	$(2,943)	$(4,172)	$(5,192)
Interest rate swap hedges	502	1,004	1,505	2,007	(502)	(1,004)	(1,505)	(2,007)
Total	$2,439	$4,889	$7,334	$9,771	$(2,071)	$(3,947)	$(5,677)	$(7,199)
Liabilities
Recourse debt	$(944)	$(1,889)	$(2,833)	$(3,777)	$944	$1,889	$2,833	$3,777
Non-recourse debt	(532)	(1,064)	(1,596)	(2,128)	532	1,064	1,596	2,128
Total	$(1,476)	$(2,953)	$(4,429)	$(5,905)	$1,476	$2,953	$4,429	$5,905
Total Net Impact to Net Interest Income (Expense)	$963	$1,936	$2,905	$3,866	$(595)	$(994)	$(1,248)	$(1,294)

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

The following table summarizes the Company’s exposure to its repurchase agreements and credit facilities counterparties at December 31, 2017:

(in thousands)	Borrowings under repurchase agreements and credit facilities (1)	Assets pledged on borrowings under repurchase agreements and credit facilities	Net Exposure (2)	Exposure as a Percentage of Total Assets
Total Counterparty Exposure	$ 632,473	$ 898,453	$ 265,980	10.6%
(1) Includes accrued interest payable

(2) The exposure reflects the difference between (a) the amount loaned to the Company through repurchase agreements and credit facilities, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets

The following table presents information with respect to any counterparty for repurchase agreements for which our Company had greater than 5% of stockholders’ equity at risk in the aggregate at December 31, 2017:

(in thousands)	Counterparty Rating (1	Amount of Risk (2)	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
Deutsche Bank AG	A- / Baa2	$ 78,571	2	14.1%
Citibank, N.A.	A+/A1	$ 68,090	6	12.3%
JPMorgan Chase Bank, N.A.	A+ / Aa3	$ 62,317	15	11.2%
(1) The counterparty rating presented is the long-term issuer credit rating as rated at December 31, 2017 by S&P and Moody’s, respectively.

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sutherland Asset Management Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sutherland Asset Management Corporation and subsidiaries (the "Company") as of December 31, 2017, and 2016, the related consolidated statements of income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and 2016, and the results of their operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 16, 2018

We have served as the Company's auditor since 2012.

SUTHERLAND ASSET MANAGEMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands)	December 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$63,425	$59,566
Restricted cash	11,666	20,190
Short-term investments	—	319,984
Loans, net (including $188,150 and $81,592 held at fair value)	1,017,920	1,011,121
Loans, held for sale, at fair value	216,022	181,797
Mortgage backed securities, at fair value	39,922	32,391
Loans eligible for repurchase from Ginnie Mae	95,158	137,986
Investment in unconsolidated joint venture	55,369	—
Derivative instruments	4,725	5,785
Servicing rights (including $72,295 and $61,376 held at fair value)	94,038	83,854
Receivable from third parties	6,756	7,220
Other assets	56,840	54,277
Assets of consolidated VIEs	861,662	691,096
Total Assets	$2,523,503	$2,605,267
Liabilities
Secured borrowings	631,286	927,462
Promissory note	6,107	7,378
Securitized debt obligations of consolidated VIEs, net	598,148	492,942
Convertible notes, net	108,991	—
Senior secured notes, net	138,078	—
Guaranteed loan financing	293,045	390,555
Contingent consideration	10,016	14,487
Liabilities for loans eligible for repurchase from Ginnie Mae	95,158	137,986
Derivative instruments	282	643
Dividends payable	12,289	11,505
Accounts payable and other accrued liabilities	74,636	70,207
Total Liabilities	$1,968,036	$2,053,165
Stockholders’ Equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 31,996,440 and 30,549,084 shares issued and outstanding, respectively	3	3
Additional paid-in capital	539,455	513,295
Deficit	(3,385)	(201)
Total Sutherland Asset Management Corporation equity	536,073	513,097
Non-controlling interests	19,394	39,005
Total Stockholders’ Equity	$555,467	$552,102
Total Liabilities and Stockholders’ Equity	$2,523,503	$2,605,267

See Notes To Consolidated Financial Statements

SUTHERLAND ASSET MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(In Thousands, except share data)	2017	2016	2015
Interest income	$138,305	$137,023	$148,955
Interest expense	(74,646)	(57,772)	(47,806)
Net interest income before provision for loan losses	$63,659	$79,251	$101,149
Provision for loan losses	(2,363)	(7,819)	(19,643)
Net interest income after provision for loan losses	$61,296	$71,432	$81,506
Non-interest income
Gains on residential mortgage banking activities, net of variable loan expenses	$41,700	$7,033	$—
Other income	8,458	9,161	14,431
Servicing income, net of amortization and impairment of $6,020, $7,732 and $10,499	22,994	8,658	5,133
Gain on bargain purchase	—	15,218	—
Total non-interest income	$73,152	$40,070	$19,564
Non-interest expense
Employee compensation and benefits	$(55,039)	$(24,827)	$(18,949)
Allocated employee compensation and benefits from related party	(3,843)	(3,668)	(3,323)
Professional fees	(8,921)	(13,420)	(6,954)
Management fees – related party	(8,059)	(7,432)	(7,260)
Incentive fees – related party	—	—	(965)
Loan servicing expense	(10,323)	(4,611)	(4,347)
Other operating expenses	(26,939)	(17,180)	(11,954)
Total non-interest expense	$(113,124)	$(71,138)	$(53,752)
Net realized gain on financial instruments	19,329	6,914	181
Net unrealized gain on financial instruments	7,000	17,937	5,732
Income from continuing operations before provision for income taxes	$47,653	$65,215	$53,231
Provision for income taxes	(1,839)	(9,651)	(7,810)
Net income from continuing operations	$45,814	$55,564	$45,421
Discontinued operations
Loss from discontinued operations (including loss on disposal of $2,695 in 2016)	$—	$(3,538)	$(5,103)
Income tax benefit	—	1,380	4,450
Loss from discontinued operations	$—	$(2,158)	$(653)
Net income	$45,814	$53,406	$44,768
Less: Net income attributable to non-controlling interest	2,524	4,237	4,385
Net income attributable to Sutherland Asset Management Corporation	$43,290	$49,169	$40,383

Earnings (loss) per basic common share
Continuing operations	$1.38	$1.93	$1.62
Discontinued operations	$—	$(0.08)	$(0.03)
Earnings per basic common share	$1.38	$1.85	$1.59

Earnings (loss) per diluted common share
Continuing operations	$1.38	$1.93	$1.62
Discontinued operations	$—	$(0.08)	$(0.03)
Earnings per diluted common share	$1.38	$1.85	$1.59

Weighted-average shares outstanding
Basic	31,350,102	26,647,981	25,287,277
Diluted	31,351,611	26,647,981	25,287,277

Dividends declared per share of common stock	$1.48	$1.61	$1.78

See Notes To Consolidated Financial Statements

SUTHERLAND ASSET MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Retained	Total Sutherland
	Common Stock		Preferred Stock		Additional Paid-	Earnings	Asset Management	Non-controlling
(In thousands, except share data)	Shares	Par Value	Shares	Par Value	In Capital	(Deficit)	Corporation equity	Interests	Total
Balance at January 1, 2015	24,595,200	$2	125	$125	$426,271	$(838)	$425,560	$49,131	$474,691
Dividend declared on common stock ($1.78 per share)	—	—	—	—	—	(45,444)	(45,444)	—	(45,444)
Dividend reinvestment in common stock	418,942	—	—	—	7,448	—	7,448	—	7,448
Conversion of OP units into REIT shares	725,705	—	—	—	13,484	—	13,484	(13,484)	—
Offering costs allocated to Additional Paid-In Capital	—	—	—	—	(110)	—	(110)	(11)	(121)
Dividend declared on OP units	—	—	—	—	—	—	—	(3,869)	(3,869)
Dividend reinvestment in OP units	—	—	—	—	—	—	—	2,740	2,740
Net Income	—	—	—	—	—	40,383	40,383	4,385	44,768
Balance at December 31, 2015	25,739,847	$2	125	$125	$447,093	$(5,899)	$441,321	$38,892	$480,213
Shares issued pursuant to reverse merger transaction	4,651,424	1	—	—	62,328	—	62,329	—	62,329
Shares redeemed pursuant to reverse merger transaction	(66)	—	—	—	(1)	—	(1)	—	(1)
Dividend declared on common stock ($1.61 per share)	—	—	—	—	—	(43,463)	(43,463)	—	(43,463)
Dividend reinvestment in common stock	103,440	—	—	—	1,806	—	1,806	—	1,806
Incentive shares issued	27,199	—	—	—	482	—	482	—	482
Conversion of OP units into common stock	27,240	—	—	—	458	—	458	(458)	—
Transfer of Additional Paid-In Capital	—	—	—	—	1,134	—	1,134	(1,134)	—
Dividend declared on preferred stock	—	—	—	—	—	(8)	(8)	—	(8)
Redemption of preferred stock	—	—	(125)	(125)	(5)	—	(130)	—	(130)
OP units issued pursuant to reverse merger transaction	—	—	—	—	—	—	—	816	816
Dividend declared on OP units	—	—	—	—	—	—	—	(3,707)	(3,707)
Dividend reinvestment in OP units	—	—	—	—	—	—	—	359	359
Net Income	—	—	—	—	—	49,169	49,169	4,237	53,406
Balance at December 31, 2016	30,549,084	$3	—	$—	$513,295	$(201)	$513,097	$39,005	$552,102
Dividend declared on common stock ($1.48 per share)	—	—	—	—	—	(46,474)	(46,474)	—	(46,474)
Dividend declared on OP units	—	—	—	—	—	—	—	(2,570)	(2,570)
Shares issued in exchange of litigation settlement	275,862	—	—	—	4,000	—	4,000	—	4,000
Equity component of 2017 convertible note issuance	—	—	—	—	2,065	—	2,065	74	2,139
Offering costs allocated to Additional Paid-In Capital	—	—	—	—	(68)	—	(68)	(2)	(70)
Distributions, net	—	—	—	—	—	—	—	(56)	(56)
Stock-based compensation	—	—	—	—	582	—	582	—	582
Conversion of OP units into common stock	1,171,494	—	—	—	19,581	—	19,581	(19,581)	—
Net Income	—	—	—	—	—	43,290	43,290	2,524	45,814
Balance at December 31, 2017	31,996,440	$3	—	$—	$539,455	$(3,385)	$536,073	$19,394	$555,467

See Notes To Consolidated Financial Statements

SUTHERLAND ASSET MANAGEMENT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
(In Thousands, except share information)	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$45,814	$53,406	$44,768
Less: Loss from discontinued operations	—	(2,158)	(653)
Net income from continuing operations	45,814	55,564	45,421
Adjustments to reconcile net income to net cash provided (used in) operating activities:
Discount accretion and premium amortization of financial instruments, net	(7,553)	(17,978)	(22,195)
Amortization of guaranteed loan financing, deferred financing costs, and intangible assets	22,078	19,457	9,782
Provision for loan losses	2,363	7,819	19,643
Charge off of real estate acquired in settlement of loans	756	1,833	849
Purchase of short-term investments and trading securities	(839,425)	(1,569,614)	(253,752)
Proceeds from sale or maturity of short-term investments and trading securities	1,159,819	1,569,992	255,087
Net settlement of derivative instruments	(1,256)	(2,058)	(4,621)
Purchase of loans, held for sale, at fair value	(11,195)	—	—
Origination of loans, held for sale, at fair value	(2,508,153)	(621,343)	—
Proceeds from disposition and principal payments of loans, held for sale, at fair value	2,571,583	645,954	—
Income on unconsolidated joint venture	(1,048)	—	—
Gain on sale of mortgages held for sale included in Gains on residential mortgage banking activities, net of variable loan expenses	(63,024)	(2,943)	—
Gain (loss) on derivatives included in Gains on residential mortgage banking activities, net of variable loan expenses	2,699	(126)	—
Creation of servicing rights, net of payoffs	(14,919)	(3,157)	—
Gain on bargain purchase	—	(15,218)	—
Net realized gains on financial instruments	(19,329)	(6,914)	(181)
Net unrealized gains on financial instruments	(7,000)	(17,937)	(5,732)
Net changes in operating assets and liabilities
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	24,319	(21,817)	(1,983)
Receivable from third parties	464	(2,328)	(608)
Other assets	(13,898)	(12,284)	(4,887)
Accounts payable and other accrued liabilities	9,394	9,580	(8,322)
Net cash provided by operating activities	352,489	16,482	28,501
Net cash (used in) provided by operating activities of discontinued operations	—	(1,719)	428
Cash Flow From Investing Activities:
Origination of loans	(454,975)	(315,339)	(452,280)
Purchase of loans	(147,327)	(98,683)	(172,097)
Purchase of mortgage backed securities, at fair value	(14,448)	(17,388)	(77,918)
Funding of unconsolidated joint venture	(54,321)	—	—
Payment of liability under participation agreements, net of proceeds received	(1,100)	(2,318)	(3,729)
Proceeds from disposition and principal payment of loans	422,064	479,965	488,610
Proceeds from sale and principal payment of mortgage backed securities, at fair value	9,577	297,250	17,908
Proceeds from sale of real estate	4,802	6,633	7,565
Proceeds from sale of intangible assets	—	—	2,500
(Increase) Decrease in restricted cash	(6,506)	(357)	2,016
Cash acquired in connection with the reverse merger with ZFC	—	34,932	—
Net cash (used in) provided by investing activities	(242,234)	384,695	(187,425)
Net cash used in investing activities of discontinued operations	—	—	(1,264)
Cash Flows From Financing Activities:
Proceeds from secured borrowings	4,555,957	4,460,652	9,014,674
Proceeds from issuance of securitized debt obligations of consolidated VIEs	338,043	150,367	374,818
Proceeds from promissory note	—	9,164	—
Proceeds from senior secured note offering	141,917	—	—
Proceeds from convertible note issuance	115,000	—	—
Payment of secured borrowings	(4,852,132)	(4,648,201)	(9,029,152)
Payment of securitized debt obligations of consolidated VIEs	(227,694)	(123,093)	(91,407)
Payment of guaranteed loan financing	(110,945)	(122,603)	(86,039)
Payment of promissory note	(1,271)	(1,786)	—
Payment of senior exchangeable note	—	(57,500)	—
Payment of deferred financing costs	(16,885)	(1,456)	(2,575)
Payment of offering costs	(70)	—	(121)
Redemption of preferred stock	—	(130)	—
Dividend payments	(48,260)	(46,874)	(35,609)
Distributions	(56)	—	—
Shares redeemed pursuant to reverse merger transaction	—	(1)	—
Net cash (used in) provided by financing activities	(106,396)	(381,461)	144,589
Net increase (decrease) in cash and cash equivalents	3,859	17,997	(15,171)
Cash and cash equivalents at beginning of period	59,566	41,569	56,740
Cash and cash equivalents at end of period	$63,425	$59,566	$41,569

Supplemental disclosure of operating cash flow
Cash paid for interest	$62,106	$54,686	$45,334
Cash paid for income taxes	3,773	6,161	6,995
Stock-based compensation	582	—
Supplemental disclosure of non-cash investing activities
Loans, net and borrowings brought on books as a result of the ReadyCap Lending Small Business Trust 2015-1 securitization	$—	$—	$474,198
Loans transferred from Loans, held for sale, at fair value to Loans, net	366	482	—
Loans transferred from Loans, net to Loans, held for sale, at fair value	4,493	11,499	—
Supplemental disclosure of non-cash financing activities
Shares issued in exchange of litigation settlement	$4,000	$—	$—
Dividend reinvestment in common stock	—	1,806	7,448
Dividend reinvestment in operating partnership units	—	359	2,740
Common stock issued in connection with the reverse merger with ZAIS Financial Corp	—	62,329	—
Incentive shares issued to investment manager pursuant to management agreement	—	482	—

SUTHERLAND ASSET MANAGEMENT CORPORATION

NOTES TO the CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization

Sutherland Asset Management Corporation (the “Company” or “Sutherland” and together with its subsidiaries “we,” “us” and “our”) is a Maryland corporation. On October 31, 2016, we completed our path to becoming a publicly traded company through our merger with and into a subsidiary of ZAIS Financial Corp. (“ZAIS Financial”), with ZAIS Financial legally surviving the merger and changing its name to Sutherland Asset Management Corporation. On November 1, 2016, our common stock began trading on the New York Stock Exchange (“NYSE”) under ticker symbol “SLD”. See further discussion in Note 5, Business Combinations.

The Company is externally managed and advised by Waterfall Asset Management, LLC (“Waterfall” or the “Manager”), an investment advisor registered with the United States Securities and Exchange Commission under the Investment Advisors Act of 1940, as amended.

Sutherland Partners, LP (the “Operating Partnership”) holds substantially all of our assets and conducts substantially all of our business. As of December 31, 2017 and 2016, the Company owned approximately 96.5% and 92.9%, respectively, of the operating partnership units (“OP units”) of the Operating Partnership. The Company, as sole general partner of the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Therefore, the Company consolidates the Operating Partnership.

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

The Company reports its results of operations through the following four business segments: i) Loan Acquisitions, ii) SBC Originations, iii) SBA Originations, Acquisitions and Servicing, and iv) Residential Mortgage Banking, with the remaining amounts recorded in Corporate-Other. Our acquisition and origination platforms consist of the following four operating segments:

•

Loan Acquisitions.  We acquire performing and non-performing SBC loans and intend to continue to acquire these loans as part of our business strategy. We hold performing SBC loans to term, and we seek to maximize the value of the non-performing SBC loans acquired by us through proprietary loan modification programs. We typically acquire non-performing loans at a discount to their unpaid principal balance (“UPB”) when we believe that resolution of the loans will provide attractive risk-adjusted returns.

•

SBC Originations. We originate SBC loans secured by stabilized or transitional investor properties using multiple loan origination channels through our wholly-owned subsidiary, ReadyCap Commercial, LLC (“RCC”), a wholly-owned subsidiary of ReadyCap Holdings, LLC (collectively, “ReadyCap”). Additionally, as part of this segment, we originate and service multi-family loan products under the newly launched small balance loan program of the Federal Home Loan Mortgage Corporation (“Freddie Mac” and the “Freddie Mac program”). These originated loans are generally held-for-investment or placed into securitization structures.

•

SBA Originations, Acquisitions, and Servicing. We acquire, originate and service owner-occupied loans guaranteed by the SBA under its Section 7(a) loan program (the “SBA Section 7(a) Program”) through our wholly-owned subsidiary, ReadyCap Lending (“RCL”). We hold an SBA license as one of only 14 non-bank Small Business Lending Companies and have been granted preferred lender status by the SBA. In the future, we may originate SBC loans for real estate under the SBA 504 loan program, under which the SBA guarantees subordinated, long-term financing. These originated loans are either held-for-investment, placed into securitization structures, or sold.

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

The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with its first taxable year ended December 31, 2011. To maintain its tax status as a real estate investment trust (“REIT”), the Company distributes at least 90% of its taxable income in the form of distributions to shareholders.

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

Historical stockholders’ equity of the Company prior to the reverse acquisition has been retrospectively adjusted (a recapitalization) for the equivalent number of shares received by the Company after giving effect to any difference in par value of ZAIS Financial and the Company’s stock with any such difference recognized in equity. Retained earnings of the Company have been carried forward after the acquisition. Operations prior to the merger are those of the Company. Under the terms of the merger agreement: (1) stockholders of ZAIS Financial and unitholders in the ZAIS Financial operating partnership retained their existing shares and partnership units following the merger, (2) each outstanding share of Sutherland common stock was converted into 0.8356 of ZAIS Financial common stock and (3) each outstanding partnership unit of Sutherland operating partnership was converted into 0.8356 units of limited partnership interests in the operating partnership.

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

Loans, held-for-investment and loans, held at fair value are now presented on the consolidated balance sheets as Loans, net. These amounts have been presented by loan program type and accounting category, within Note 6.

Servicing rights and residential mortgage servicing rights, at fair value, are now included on the consolidated balance sheets as Servicing rights. These amounts have been presented by loan servicing program and accounting category, within Note 9. The amounts reported for the prior periods have been reclassified in order to conform to the current period’s presentation.

Borrowings under repurchase agreements and borrowings under credit facilities are now included on the consolidated balance sheets as Secured borrowings. The amounts reported for the prior periods have been reclassified in order to conform to the current period’s presentation.

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

As described in Note 27, the historical results of Silverthread has been reflected in the accompanying consolidated statements of income for the years ended December 31, 2016 and 2015 as discontinued operations and financial information related to discontinued operations has been excluded from the notes to consolidated financial statements for all periods presented.

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

As of December 31, 2017 and 2016, the Company had $0.6 million and $0.6 million, respectively, in money market mutual funds, and substantially all of the Company’s cash and cash equivalents not held in money market funds were comprised of cash balances with banks that are in excess of the Federal Deposit Insurance Corporation insurance limits.

Restricted Cash

Restricted cash represents cash held by the Company as collateral against its derivatives, borrowings under repurchase agreements, borrowings under credit facilities with counterparties, construction and mortgage escrows, as well as cash held for remittance on loans serviced for third parties. Restricted cash is not available for general corporate purposes, but may be applied against amounts due to counterparties under existing swaps and repurchase agreement borrowings, or returned to the Company when the restriction requirements no longer exist or at the maturity of the swap or repurchase agreement.

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

Loans, net

Loans, net consists of loans, held-for-investment, net of allowance for loan losses, and loans, held at fair value.

Loans, held-for-investment

Loans, held-for-investment are loans acquired from third parties (“acquired loans”), loans originated by ReadyCap that we do not intend to securitize or sell, or securitized loans that were previously originated by ReadyCap. Securitized loans remain on the Company’s balance sheet because the securitization vehicles are consolidated under ASC 810.

Acquired loans are recorded at cost at the time they are acquired. Acquired loans are accounted for in accordance with ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) and referred to as “purchased credit impaired loans” (PCI loans) if both of the following conditions are met as of the acquisition date: (i) there is evidence of deterioration in credit quality of the loan since its origination and (ii) it is probable that we will not collect all contractual cash flows on the loan.

Acquired loans without evidence of these conditions, securitized loans, and loans originated by ReadyCap that we do not intend to securitize are accounted for under ASC 310-10, Receivables-Overall, (“ASC 310-10”) and are referred to as “Non-purchased credit impaired loans” (non-PCI loans).

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

The estimate of the amount and timing of cash flows for our PCI loans is based on historical information available and expected future performance of the loans, and may include the timing of expected future cash flows, prepayment speed, default rates, loss severities, delinquency rates, percentage of non-performing loans, extent of credit support available, Fair Isaac Corporation scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as reports by credit rating agencies, such as Moody’s, Standard & Poor’s Corporation, or Fitch, general market assessments and dialogue with market participants. As a result, substantial judgment is used in the analysis to determine the expected cash flows.

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

We determine the allowance for loan losses by measuring credit impairment on (1) an individual basis for non-accrual status loans, and (2) on a collective basis for all other loans with similar risk characteristics. The allowance for loan losses on an individual basis is assessed when a loan is on non-accrual and the recoverability of the loan is less than its carrying value. The Company considers the loans to be collateral dependent and relies on the current fair value of the collateral as the basis for determining impairment. Loans that are not assessed individually for impairment are assessed on a collective basis. For the acquired loans we perform a historical analysis on both cumulative defaults and severity upon default for all loans that were current as of November 4, 2013 when the Company was formed or acquired thereafter. We calculated the cumulative default and loss severity on the acquired loans with delinquency statuses of 90+ days and applied those factors to the current acquired loan population. For the originated loans, our historical data shows a minimal number of defaults, therefore we used an analysis performed on the latest ReadyCap securitization to determine the likelihood of default and to determine loss severity we stressed collateral value to the current principal balance based on the total valuation decline of SBC properties from the peak valuation in 2007 through their post-crisis low in 2010.

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

Loans, held for sale, at fair value

Loans, held for sale, at fair value are loans that are expected to be sold to third parties in the near term. Interest is recognized as interest income on the consolidated statements of income when earned and deemed collectible. For loans originated by our SBC originations and SBA originations segments, changes in fair value are recurring and are reported as net unrealized gain (loss) on the consolidated statements of income. For originated SBA loans, the guaranteed portion is held for sale, at fair value. For loans originated by GMFS, changes in fair value are reported as gains on residential mortgage banking activities, net of variable loan expenses, on the consolidated statements of income.

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

Although permitted under certain circumstances, generally the Company does not offset cash collateral receivable or payables against our gross derivative positions. As of December 31, 2017 and 2016, the cash collateral receivable held for derivative instruments is $0.8 million and $1.7 million, respectively, and is included in restricted cash on the consolidated balance sheets.

Interest Rate Swap Agreements

An interest rate swap is an agreement between two counterparties to exchange periodic interest payments where one party to the contract makes a fixed-rate payment in exchange for a floating-rate payment from the other party. The dollar amount each party pays is an agreed-upon periodic interest rate multiplied by some pre-determined dollar principal (notional amount). No principal (notional amount) is exchanged between the two parties at trade initiation date. Only interest payments are exchanged. Interest rate swaps are classified as Level 2 in the fair value hierarchy. The fair value adjustments, along with the related interest income or interest expense, are reported as net gain/(loss) on financial instruments.

Interest Rate Lock Commitments (“IRLCs”)

IRLCs are agreements under which GMFS agrees to extend credit to a borrower under certain specified terms and conditions in which the interest rate and the maximum amount of the loan are set prior to funding. Unrealized gains and losses on the IRLCs, reflected as derivative assets and derivative liabilities, respectively, are measured based on the value of the underlying mortgage loan, quoted government-sponsored enterprise (Fannie Mae, Freddie Mac, and the Government National Mortgage Association (“Ginnie Mae”), collectively, “GSEs”) or MBS prices, estimates of the fair value of the mortgage servicing rights (“MSRs”) and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees. The realized and unrealized gains or losses are reported on the consolidated statements of income as gains on residential mortgage banking activities, net of variable loan expenses. IRLCs are classified as Level 3 in the fair value hierarchy.

CDS

CDS are contracts between two parties, a protection buyer who makes fixed periodic payments, and a protection seller, who collects the premium in exchange for making the protection buyer whole in the case of default. The fair value adjustments, along with the related interest income or interest expense, are reported as net gain/(loss) on financial instruments. CDS are classified as Level 2 in the fair value hierarchy.

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

Servicing rights are recognized upon sale or securitization of loans if servicing is retained. For servicing rights, gains related to servicing rights retained is included in net realized gain/(loss) on the consolidated statements of income. For residential mortgage servicing rights, gains on servicing rights retained upon sale of a loan are included in gains on residential mortgage banking activities, net of variable loan expenses, on the consolidated statements of income.

The Company treats its servicing rights and residential mortgage servicing rights as two separate classes of servicing assets based on the class of the underlying mortgages and it treats these assets as two separate pools for risk management purposes. Servicing rights relating to the Company’s servicing of loans guaranteed by the SBA under its Section 7(a) loan program and servicing rights related to the Freddie Mac program are accounted for under ASC 860, Transfers and Servicing, while the Company’s residential mortgage servicing rights are accounted for under the fair value option under ASC 825, Financial Instruments.

Servicing rights – SBA and Freddie Mac

SBA and Freddie Mac servicing rights are initially recorded at fair value and subsequently carried at amortized cost. We capitalize the value expected to be realized from performing specified servicing activities for others. Servicing rights are amortized in proportion to and over the period of estimated servicing income, and are evaluated for potential impairment quarterly.

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

The Company has elected to account for its portfolio of residential mortgage servicing rights (“MSRs”) at fair value. For these assets, the Company uses a third-party vendor to assist management in estimating the fair value. The third-party vendor uses a discounted cash flow approach which consists of projecting servicing cash flows discounted at a rate that management believes market participants would use in their determinations of fair value. The key assumptions used in the estimation of the fair value of MSRs include prepayment rates, discount rates, and cost of servicing rates. Residential MSRs are classified as Level 3 in the fair value hierarchy.

Intangible assets

Intangible assets are accounted for under ASC 350, Intangibles-Goodwill and Other. As of December 31, 2017 and 2016, the Company’s identifiable intangible assets include SBA license for our lending operations as well as a trade name, a favorable lease, and other licenses relating to our residential mortgage banking segment, obtained as part of the ZAIS Financial merger transaction. The Company determined that its SBA license has an indefinite life, while the other intangibles acquired as part of the ZAIS Financial merger transaction are finite-lived. The Company amortizes intangible assets with identified estimated useful lives on a straight-line basis over their estimated useful lives. The Company initially records its intangible assets at cost and subsequently tests for impairment on an annual basis. Intangible assets are included within other assets on the consolidated balance sheets.

Investment in unconsolidated joint venture

In November of 2017, the Company acquired an interest in an SBC loan pool through a joint venture, WFLLA, LLC, which the Company has a 50% interest. According to ASC 323, Equity Method and Joint Ventures, investors in unincorporated entities such as partnerships and unincorporated joint ventures generally shall account for their investments using the equity method of accounting if the investor has the ability to exercise significant influence over the investee. Under the equity method, we recognize our share of the earnings or losses of the investment monthly in earnings and adjust the carrying amount for our share of the earnings or losses based on our equity ownership.

Pursuant to the consolidation guidance, we determined our interest in the entity is a VIE, however, we do not consolidate the entity as we determined that we are not the primary beneficiary. The Company is determined to be the primary beneficiary only when it has a controlling financial interest in the VIE, which is defined as possessing both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Deferred financing costs

Costs incurred in connection with our secured borrowings are accounted for under ASC 340, Other Assets and Deferred Costs. Deferred costs are capitalized and amortized using the effective interest method over the respective financing term with such amortization reflected on our consolidated statements of income as a component of interest expense. Our deferred financing costs may include legal, accounting and other related fees. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Pursuant to the adoption of ASU 2015-03, unamortized deferred financing costs related to securitizations and note issuances are presented on the consolidated balance sheets as a direct deduction from the associated liability.

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

Secured borrowings

Secured borrowings include borrowings under credit facilities and borrowings under repurchase agreements.

Borrowings under credit facilities

The Company accounts for borrowings under credit facilities under ASC 470, Debt. The Company partially finances its loans, net through credit agreements with various counterparties. These borrowings are collateralized by loans, held-for-investment, and loans, held for sale, at fair value and have maturity dates within two years from the consolidated balance sheet date. If the fair value (as determined by the applicable counterparty) of the collateral securing these borrowings decreases, we may be subject to margin calls during the period the borrowings are outstanding. In instances where we do not satisfy the margin calls within the required time frame, the counterparty may retain the collateral and pursue collection of any outstanding debt amount from us. Interest paid and accrued in connection with credit facilities is recorded as interest expense on the consolidated statements of income.

Borrowing under repurchase agreements

Borrowings under repurchase agreements are accounted for under ASC 860, Transfers and Servicing. Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Through December 31, 2017, none of our repurchase agreements have been accounted for as components of linked transactions. All securities financed through a repurchase agreement have remained on our consolidated balance sheets as an asset and cash received from the lender was recorded on our consolidated balance sheets as a liability. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense on the consolidated statements of income.

Promissory note

The Company accounts for promissory notes under ASC 470, Debt. There are no debt issuance costs associated with the outstanding note. The note is collateralized by loans, held-for-investment and have maturity dates within five years from the consolidated balance sheet date. Interest paid and accrued in connection with the promissory note is recorded as interest expense on the consolidated statements of income.

Securitized debt obligations of consolidated VIEs, net

Since 2011, we have engaged in several securitization transactions, which the Company accounts for under ASC 810. Securitization involves transferring assets to an SPE, or securitization trust, to convert all or a portion of those assets into cash before they would have been realized in the normal course of business, through the SPE’s issuance of debt instruments. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE. The consolidation of the SPE includes the issuance of senior securities to third parties, which are shown as securitized debt obligations of consolidated VIEs on the consolidated balance sheets.

Debt issuance costs related to securitizations are presented as a direct deduction from the carrying value of the related debt. Debt issuance costs are amortized using the effective interest method and are included in interest expense from securitized debt obligations on the consolidated financial statements.

Convertible note, net

ASC 470, Debt, requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires that the initial proceeds from the sale of these convertible debt instruments be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. We measured the estimated fair value of the debt component of our convertible notes as of the issuance date based primarily on our nonconvertible debt borrowing rate. The equity components of the convertible notes have been reflected within additional paid-in capital in our consolidated balance sheet, and the resulting debt discount is amortized over the period during which the convertible notes are expected to be outstanding (through the maturity date) as additional non-cash interest expense.

Upon repurchase of convertible debt instruments, ASC 470-20 requires the issuer to allocate total settlement consideration, inclusive of transaction costs, amongst the liability and equity components of the instrument based on the fair value of the liability component immediately prior to repurchase. The difference between the settlement consideration allocated to the liability component and the net carrying value of the liability component, including unamortized debt issuance costs, would be recognized as gain (loss) on extinguishment of debt in our consolidated statements of income. The remaining settlement consideration allocated to the equity component would be recognized as a reduction of additional paid-in capital in our consolidated balance sheets.

Senior secured note, net

The Company accounts for secured debt offerings under ASC 470, Debt. Pursuant to the adoption of ASU 2015-03, the Company’s senior secured note is presented net of debt issuance costs. These senior secured notes are collateralized by loans, MBS, and retained interests of consolidated VIE’s. Interest paid and accrued in connection with senior secured notes is recorded as interest expense on the consolidated statements of income.

Guaranteed loan financing

Certain partial loan sales do not qualify for sale accounting under ASC 860, Transfers and Servicing because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the consolidated balance sheets and the proceeds from the portion sold is recorded as guaranteed loan financing in the liabilities section of the consolidated balance sheets. For these partial loan sales, the interest earned on the entire loan balance is recorded as interest income and the interest earned by the buyer in the partial loan sale is recorded within interest expense in the accompanying consolidated statements of income.

Contingent consideration

Contingent consideration represents future payments of cash or equity interests to the former owners of GMFS, which was acquired on October 31, 2016. The contingent consideration was initially recorded on the date of acquisition at fair value in the consolidated balance sheet and is subsequently remeasured each reporting period at fair value with the change in the fair value recorded in earnings in the accompanying consolidated statements of income.

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

Variable Interest Entities

VIEs are entities that, by design, either (i) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties; or (ii) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE. An entity is deemed to be the primary beneficiary of a VIE if that entity has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.

In determining whether we are the primary beneficiary of a VIE, we consider both qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIE, such as our role establishing the VIE and our ongoing rights and responsibilities, the design of the VIE, our economic interests, servicing fees and servicing responsibilities, and other factors.

We perform ongoing reassessments to evaluate whether changes in the entity’s capital structure or changes in the nature of our involvement with the entity result in a change to the VIE designation or a change to our consolidation conclusion.

Non-controlling Interests

Non-controlling interests, which are presented on the consolidated balance sheets and the consolidated statements of income, represent direct investment in the Operating Partnership by Sutherland OP Holdings II, Ltd. and third parties.

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

Earnings per Share

We present both basic and diluted earnings per share (“EPS”) amounts in our consolidated financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from our share-based compensation, consisting of unvested restricted stock units (“RSUs”), unvested restricted stock awards (“RSAs”), as well as “in-the-money” conversion options associated with our outstanding convertible senior notes. Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period. The Company’s earnings per share has been updated retroactively as a result of the reverse merger.

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

We provide for exposure in connection with uncertain tax positions, which requires significant judgment by management including determination, based on the weight of the tax law and available evidence, that it is more-likely-than-not that a tax result will be realized. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense on our consolidated statements of income. As of December 31, 2017 and 2016, we accrued no taxes, interest or penalties related to uncertain tax positions. In addition, we do not anticipate a change in this position in the next 12 months.

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

Origination Income and Expense

Origination income represents fees received for origination of either loans, held at fair value, loans, held for sale, at fair value, or loans, held-for-investment. For loans held, at fair value, and loans, held for sale, at fair value, pursuant to ASC 825, the Company reports origination fee income as revenue and fees charged and costs incurred as expenses. These fees and costs are excluded from the fair value. For originated loans, held-for-investment, under ASC 310-10, the Company defers these origination fees and costs at origination and amortizes them under the effective interest method over the life of the loan. Origination fees and expenses for ReadyCap loans, held at fair value and loans, held for sale, at fair value, are presented in the consolidated statements of income in other income and operating expenses. Origination fees and expenses for residential mortgage loans originated by GMFS are presented in the consolidated statements of income in gains of residential mortgage banking activities, net of variable loan expenses. The amortization of net origination fees and expenses for loans, held-for-investment are presented in the consolidated statements of income in interest income.

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

Gains and losses from the sale of mortgage loans held for sale are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale and is included in gains on residential mortgage banking activities, net of variable loan expenses in the consolidated statements of income. Sales proceeds reflect the cash received from investors from the sale of a loan plus the servicing release premium if the related MSR is sold. Gains and losses also includes the unrealized gains and losses associated with the mortgage loans held for sale and the realized and unrealized gains and losses from IRLCs.

Loan origination costs directly attributable to the processing, underwriting, and closing of a loan are included in the gain on sale of mortgage loans held for sale when loans are sold. Loan expenses include indirect costs related to loan origination activities, such as correspondent fees, and are expensed as incurred and are included in gains on residential mortgage banking activities, net of variable loan expenses, in the Company’s consolidated statements of income. The provision for loan indemnification includes the fair value of the incurred liability for mortgage repurchases and indemnifications recognized at the time of loan sale and any other provisions recorded against the loan indemnification reserve and are included in gains on residential mortgage banking activities, net of variable loan expenses, in the Company’s consolidated statements of income.

Loan origination fee income represents revenue earned from originating mortgage loans held for sale and are reflected in gains on residential mortgage banking activities, net of variable loan expenses, when loans are sold.

Note 4 – Recently Issued Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Standards adopted during 2017

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

				Required effective date: Annual reporting periods beginning after December 15, 2017
Issued May 2014		The standard clarifies the required factors that an entity must consider when recognizing revenue and also requires additional disclosures.	

Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, the Company does not expect the new revenue recognition guidance to have a material impact on the elements of its consolidated statements of income most closely associated with financial instruments, including interest income, gains and losses on financial instruments, residential mortgage banking activities, servicing and origination income.

		May be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption.	

The Company has evaluated the impact of this standard and we do not anticipate that the adoption will have a material impact on our consolidated financial statements. To the extent an adjustment is warranted, we will adjust for the cumulative effect recognized as of the date of adoption.

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

				The Company is evaluating the impact ASU 2016-13 will have on our consolidated financial statements.
ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments	

Provides guidance on the disclosure and classification of certain items within the statement of cash flows, including beneficial interests obtained in a securitization of financial assets, debt prepayment or extinguishment costs, and distributions received from equity-method investees.

				Required effective date: Annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted.
Issued August 2016		Required to be applied retrospectively to all periods presented beginning in the year of adoption.		The Company is evaluating the impact this standard will have on our consolidated statement of cash flows.
ASU 2016-16, Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other Than Inventory	

Requires that an entity recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time of the transfer instead of deferring the tax consequences until the asset has been sold to an outside party, as current GAAP requires.

				Required effective date: Annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted.
Issued October 2016				The Company is evaluating the impact this standard will have on our consolidated financial statements.
ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash	

Requires that restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

				Required effective date: Annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted.
Issued November 2016				The Company is evaluating the impact this standard will have on our consolidated financial statements.
ASU 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business	

Amends the definition of a business to exclude acquisitions of groups of assets where substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets.

				Required effective date: Annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted.
Issued January 2017		This ASU results in most real estate acquisitions no longer being considered business combinations and instead being accounted for as asset acquisitions.		The Company is evaluating the impact this standard will have on our consolidated financial statements.
ASU 2017-05, Other Income – Gains and Losses from the De-recognition of Nonfinancial Assets		Requires that all entities account for the de-recognition of a business in accordance with ASC 810, including instances in which the business is considered in substance real estate.		Required effective date: Annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted.
Issued February 2017				The Company is evaluating the impact this standard will have on our consolidated financial statements.
ASU 2017-09, Compensation—Stock Compensation (Topic 718) Scope of Modification Accounting		Provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.		Required effective date: Annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted.
Issued May 2017				There is currently no impact as there have been no modifications to share-based compensation.

ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)—Accounting for Certain Financial Instruments with Down Round Features

Issued July 2017

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

				This standard currently would not have an impact on our consolidated financial statements. None of our issued equity or debt (in particular our convertible notes), contain down round features.
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities		Provides guidance on simplifying the accounting and presentation for hedging activities.		This standard currently would not have an impact on our consolidated financial statements. We do not apply hedge accounting to any of our derivative instruments.
Issued August 2017			

Note 5 – Business Combinations

On October 31, 2016, Sutherland merged with and into a subsidiary of ZAIS Financial Corp. (“ZAIS Financial”), with ZAIS Financial legally surviving the merger and changing its name to Sutherland Asset Management Corporation (the “Combined Company”). Per the terms of the Agreement and Plan of Merger (“Merger Agreement”), dated as of April 6, 2016, as amended as of May 9, 2016 and August 4, 2016, (i) Sutherland merged with and into ZAIS Merger Sub, LLC, with ZAIS Merger Sub, LLC surviving the merger transaction and continuing as a wholly-owned subsidiary of ZAIS and (ii) Sutherland Partners, L.P. merged with and into ZAIS Financial Partners, L.P., with ZAIS Financial Partners, L.P. legally surviving the merger transaction, continuing as a wholly-owned subsidiary of ZAIS Financial, and changing its name to Sutherland Partners, L.P. ZAIS Financial was re-named Sutherland Asset Management Corporation as part of the merger transaction (as a whole, the “Merger Transaction” or “merger”).

Prior to and as a condition to the merger, ZAIS Financial disposed of its seasoned re-performing mortgage loan portfolio, such that upon the completion of the merger, ZAIS Financial’s assets largely consisted of its GMFS origination subsidiary, cash, conduit loans and residential mortgage backed securities. Additionally, prior to the closing, ZAIS Financial completed a tender offer, purchasing 4,185,478 shares of common stock from existing ZAIS Financial stockholders at a purchase price of $15.37 per share. In connection with the merger, 25,870,420 shares of common stock were issued to our pre-merger common stockholders, and 2,288,663 units in the operating partnership subsidiary (“OP units”) were issued to our pre-merger OP unit holders. Our pre-merger stockholders held approximately 86% of our stockholders’ equity as a result of the merger, with continuing ZAIS Financial stockholders holding approximately 14% of our stockholders’ equity, on a fully diluted basis.

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

Additionally, the Merger Agreement provided for a cash tender offer to existing ZAIS Financial shareholders for cash proceeds up to $64.3 million. The tender offer was completed at a price of $15.37 equal to 95% of ZAIS Financial’s adjusted book value per share, as further adjusted by ZAIS Financial’s pro-rata share of (i) an $8.0 million payment to ZAIS REIT Management, LLC relating to the termination of ZAIS Financial’s existing advisory agreement, and (ii) approximately $4.0 million related to intangible assets. The tender offer resulted in the tender of 4,185,478 shares of ZAIS Financial common stock.

The primary purpose of the merger was to increase the Combined Company’s scale, with a stockholders’ equity base in excess of $550 million, which was expected to enhance operational efficiencies, substantially increase the liquidity in the combined company common stock and reduce operating costs. Sutherland management believes that stockholders of the combined company benefit from lower base management fees and that the incentive distribution fee structure further aligns stakeholder interests.

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

The Company determined that the most identifiable value for consideration transferred was the share price of ZAIS Financial common shares as of the market close of October 31, 2016. To determine the total consideration transferred, the Company multiplied the total remaining ZAIS Financial common shares and ZAIS Partners, L.P. OP units, after the completion of the tender offer, times the closing price. The aggregate consideration transferred, net assets acquired, and related bargain purchase gain was as follows (in thousands, except share and per share amounts):

ZAIS Financial closing share price on October 31, 2016	$13.40
ZAIS Financial common shares and OP units acquired	4,712,322
Fair value of consideration transferred	$63,145
Fair Value of Net Asset Acquired	$78,363
Bargain purchase gain	$15,218

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

Acquisition-related costs directly attributable to the Sutherland Merger, including legal, accounting, valuation, and other professional or consulting fees, among other general and administrative expenses, were $4.2 million for the twelve months ended December 31, 2016 were expensed as incurred and are reflected within professional fees and operating expenses within the consolidated statements of income.

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

Note 6 – Loans and Allowance for Loan Losses

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

Loan Portfolio

The following table summarizes the classification, unpaid principal balance (“UPB”), and carrying value of loans held by the Company including loans of consolidated VIEs:

	December 31, 2017		December 31, 2016
Loans (In Thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Acquired SBA 7(a) loans	$331,083	$353,556	$440,731	$471,189
Acquired loans	191,327	209,694	310,286	355,660
Originated Transitional loans	246,076	248,190	163,155	162,270
Originated Transitional loans, at fair value	—	—	14,505	13,958
Originated SBC loans, at fair value	188,150	182,045	67,087	65,131
Originated SBC loans	27,610	27,349	10,426	10,749
Originated SBA 7(a) loans	41,208	43,439	15,414	16,112
Originated Residential Agency loans	2,013	2,014	2,238	2,413
Total Loans, before allowance for loan losses	$1,027,467	$1,066,287	$1,023,842	$1,097,482
Allowance for loan losses	$(9,547)	—	$(12,721)	—
Total Loans, net	$1,017,920	$1,066,287	$1,011,121	$1,097,482
Loans in consolidated VIEs
Loans
Originated SBC loans	$382,873	$373,996	$448,722	$436,220
Acquired loans	189,545	204,497	92,844	101,481
Acquired SBA 7(a) loans	69,523	95,605	91,978	127,963
Originated Transitional loans	196,438	196,070	25,424	24,486
Total Loans, in consolidated VIEs, before allowance for loan losses	$838,379	$870,168	$658,968	$690,150
Allowance for loan losses on loans in consolidated VIEs	$(2,199)	—	$(3,409)	—
Total Loans, net, in consolidated VIEs	$836,180	$870,168	$655,559	$690,150
Total Loans, net, and Loans, net in consolidated VIEs	$1,854,100	$1,936,455	$1,666,680	$1,787,632
Held for sale, at fair value, loans
Originated Residential Agency loans	$129,096	$124,758	$127,773	$125,012
Originated Freddie Mac loans	67,591	66,642	17,311	17,161
Originated SBA 7(a) loans	16,791	15,472	—	—
Acquired loans	2,544	2,662	36,713	36,734
Total Loans, held for sale, at fair value	$216,022	$209,534	$181,797	$178,907
Total Loan portfolio	$2,070,122	$2,145,989	$1,848,477	$1,966,539

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

The following tables display delinquency information on loans, net as of the consolidated balance sheet dates:

	December 31, 2017
Loans (In Thousands)	Current and less than 30 days past due	30-89 Days Past Due	90+ Days Past Due	Total Loans Carrying Value	Non-Accrual Loans	90+ Days Past Due but Accruing
Loans(1)(2)
Acquired SBA 7(a) loans	$376,102	$15,953	$5,542	$397,597	$16,782	$176
Acquired loans	348,271	6,891	19,263	374,425	16,405	4,090
Originated Transitional loans	435,252	7,263	—	442,515	—	—
Originated SBC loans, at fair value	188,150	—	—	188,150	—	—
Originated SBC loans	402,004	7,702	608	410,314	608	—
Originated SBA 7(a) loans	40,871	311	—	41,182	671	—
Originated Residential Agency loans	1,226	—	787	2,013	289	498
Total Loans, before general allowance for loans losses	$1,791,876	$38,120	$26,200	$1,856,196	$34,755	$4,764
General allowance for loan losses				$(2,096)
Total Loans, net				$1,854,100
Percentage of outstandings	96.5%	2.1%	1.4%	100%	1.9%	0.3%
(1) Loan balances include specific allowance for loan losses.
(2) Includes Loans, net in consolidated VIEs

	December 31, 2016
Loans (In Thousands)	Current and less than 30 days past due	30-89 Days Past Due	90+ Days Past Due	Total Loans Carrying Value	Non-Accrual Loans	90+ Days Past Due but Accruing
Loans(1)(2)
Acquired SBA 7(a) loans	$501,651	$15,715	$10,590	$527,956	$20,673	$2,127
Acquired loans	354,123	7,230	32,476	393,829	25,669	9,677
Originated Transitional loans, at fair value	14,505	—	—	14,505	—	—
Originated Transitional loans	179,700	8,879	—	188,579	—	—
Originated SBC loans, at fair value	67,087	—	—	67,087	—	—
Originated SBC loans	458,371	—	712	459,083	712	—
Originated SBA 7(a) loans	15,192	—	222	15,414	222	—
Originated Residential Agency loans	931	744	563	2,238	387	176
Total Loans, before allowance for loans losses	$1,591,560	$32,568	$44,563	$1,668,691	$47,663	$11,980
General allowance for loan losses				$(2,011)
Total Loans, net				$1,666,680
Percentage of outstandings	95.4%	2.0%	2.7%	100%	2.9%	0.7%
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

      The following tables presents quantitative information on the credit quality of loans, net as of December 31, 2017 and December 31, 2016:

	Loan-to-Value (a)
(In Thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
December 31, 2017
Loans(1) (2)
Acquired SBA 7(a) loans	$8,978	$37,880	$125,234	$106,199	$56,676	$62,630	$397,597
Acquired loans	54,463	102,498	114,010	67,037	18,745	17,672	374,425
Originated Transitional loans	—	26,735	171,227	212,830	21,639	10,084	442,515
Originated SBC loans, at fair value	—	17,294	31,245	115,653	21,245	2,713	188,150
Originated SBC loans	2,661	49,281	192,796	158,047	7,529	—	410,314
Originated SBA 7(a) loans	52	954	5,227	15,583	5,766	13,600	41,182
Originated Residential Agency loans	—	60	166	609	823	355	2,013
Total Loans, before general allowance for loans losses	$66,154	$234,702	$639,905	$675,958	$132,423	$107,054	$1,856,196
General allowance for loan losses							$(2,096)
Total Loans, net							$1,854,100
December 31, 2016
Loans(1) (2)
Acquired SBA 7(a) loans	$9,301	$42,617	$153,710	$141,586	$86,085	$94,657	$527,956
Acquired loans	46,776	90,574	109,330	106,432	20,335	20,382	393,829
Originated Transitional loans, at fair value	—	—	1,475	13,030	—	—	14,505
Originated Transitional loans	—	17,187	78,219	44,730	32,967	15,476	188,579
Originated SBC loans, at fair value	—	11,303	5,728	34,150	15,906	—	67,087
Originated SBC loans	2,709	56,050	187,823	190,473	20,258	1,770	459,083
Originated SBA 7(a) loans	145	375	2,995	3,351	2,456	6,092	15,414
Originated Residential Agency loans	—	—	217	434	1,399	188	2,238
Total Loans, before allowance for loans losses	$58,931	$218,106	$539,497	$534,186	$179,406	$138,565	$1,668,691
General allowance for loan losses							$(2,011)
Total Loans, net							$1,666,680
(a) Loan-to-value is calculated as carrying amount as a percentage of current collateral value.
(1) Loan balances include specific allowance for loan loss reserves.
(2) Includes Loans, net in consolidated VIEs.

As of December 31, 2017 and 2016, the Company’s total carrying amount of loans in the foreclosure process was $0.4 million and $2.3 million, respectively.

The following table displays the geographic concentration of the Company’s loans, net, secured by real estate recorded on our consolidated balance sheets.

Geographic Concentration (Unpaid Principal Balance)	December 31, 2017	December 31, 2016
California	13.5%	13.6%
Texas	12.4	14.0
Florida	11.7	9.9
New York	6.8	6.9
Georgia	6.2	5.9
Arizona	5.1	5.2
Illinois	3.9	2.8
North Carolina	3.7	3.7
Ohio	2.7	2.9
Virginia	2.6	2.9
Other	31.4	32.2
Total	100.0%	100.0%

The following table displays the collateral type concentration of the Company’s loans, net, on our consolidated balance sheets.

Collateral Concentration (Unpaid Principal Balance)	December 31, 2017	December 31, 2016
SBA(1)	25.4%	34.4%
Multi-family	21.1	13.8
Retail	17.6	14.3
Office	15.6	14.9
Industrial	6.9	6.9
Mixed Use	6.3	5.0
Lodging/Residential	2.9	4.8
Other	4.2	5.9
Total	100.0%	100.0%
(1) Further detail provided on SBA collateral concentration is included in table below.

The following table displays the collateral type concentration of the Company’s SBA loans within loans, net, on our consolidated balance sheets.

Collateral Concentration (Unpaid Principal Balance)	December 31, 2017	December 31, 2016
Offices of Physicians	16.0%	15.8%
Child Day Care Services	12.3	14.3
Lodging	10.5	11.4
Veterinarians	7.0	6.7
Eating Places	5.5	6.3
Grocery Stores	4.7	4.3
Auto	3.2	3.2
Funeral Service & Crematories	2.2	1.7
Accounting Auditing & Bookkeeping	2.1	2.4
Gasoline Service Stations	1.9	1.8
Other	34.6	32.1
Total	100.0%	100.0%

Allowance for Loan Losses

The allowance for loan losses represents the Company’s estimate of probable credit losses inherent in the Company’s held-for-investment loan portfolio. This is assessed by considering credit quality indicators, including probable and historical losses, collateral values, loan-to-value (“LTV”) ratios, and economic conditions. The allowance for loan losses includes an asset-specific component, a general formula-based component, and a component related to PCI loans.

The following tables detail the allowance for loan losses by loan product and impairment methodology as of the consolidated balance sheet dates:

	December 31, 2017
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
General	$468	$-	$819	$518	$291	$2,096
Specific	169	-	586	1,564	27	2,346
PCI	-	-	5,859	1,445	-	7,304
Ending balance	$637	$-	$7,264	$3,527	$318	$11,746

	December 31, 2016
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
General	$739	$-	$847	$253	$172	$2,011
Specific	65	-	1,110	2,489	-	3,664
PCI	-	-	8,193	2,262	-	10,455
Ending balance	$804	$-	$10,150	$5,004	$172	$16,130

The following tables detail the activity of the allowance for loan losses for loans:

	Year ended December 31, 2017
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
Beginning balance	$804	$-	$10,150	$5,004	$172	$16,130
Provision for (Recoveries of) loan losses	(166)	-	2,387	(4)	146	2,363
Charge-offs and sales	-	-	(1,356)	(1,473)	-	(2,829)
Recoveries	(1)	-	(3,917)	-	-	(3,918)
Ending balance	$637	$-	$7,264	$3,527	$318	$11,746

	Year ended December 31, 2016
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
Beginning balance	$-	$-	$10,967	$6,155	$-	$17,122
Provision for loan losses	804	-	5,702	1,141	172	7,819
Charge-offs and sales	-	-	(685)	(2,292)	-	(2,977)
Recoveries	-	-	(5,834)	-	-	(5,834)
Ending balance	$804	$-	$10,150	$5,004	$172	$16,130

Impaired Loans - Non-PCI loans

The Company considers a loan to be impaired when the Company does not expect to collect all the contractual and principal payments as scheduled in the loan agreements. Impaired loans include loans that have been modified in a TDR or loans that are placed on non-accrual status. All impaired loans are evaluated for an asset-specific allowance as described in Note 3.

(In Thousands)	December 31, 2017	December 31, 2016
Impaired loans
With an allowance	$9,222	$14,772
Without an allowance	12,659	17,653
Total recorded carrying value of impaired loans	$21,881	$32,425
Allowance for loan losses related to impaired loans	$(2,346)	$(3,664)
Unpaid principal balance of impaired loans	$29,853	$33,185
Impaired loans on non-accrual status	$21,881	$32,425

Average carrying value of impaired loans(1)	$28,693	$28,891

	December 31, 2017	December 31, 2016
Interest income on impaired loans for the year ended	$610	$1,165

(1) Average for the year ended December 31, 2017 and 2016.

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

The following table summarizes the recorded investment of TDRs on the consolidated balance sheet dates by loan type.

	December 31, 2017			December 31, 2016
(In Thousands)	SBC	SBA	Total	SBC	SBA	Total
Recorded carrying value modified loans classified as TDRs	$3,727	$12,398	$16,125	$7,918	$11,135	$19,053
Allowance for loan losses on loans classified as TDRs	$883	$695	$1,578	$656	$1,544	$2,200

Carrying value of modified loans classified as TDRs
Carrying value of modified loans classified as TDRs on accrual status	$1,804	$4,791	$6,595	$5,196	$359	$5,555
Carrying value of modified loans classified as TDRs on non-accrual status	1,923	7,607	9,530	2,722	10,776	13,498
Total carrying value of modified loans classified as TDRs	$3,727	$12,398	$16,125	$7,918	$11,135	$19,053

The following table summarizes the TDR activity that occurred during the years ended December 31, 2017 and 2016 and the financial effects of these modifications.

	Year Ended December 31, 2017			Year Ended December 31, 2016
(In Thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	14	47	61	9	40	49
Pre-modification recorded balance (a)	$3,518	$6,187	$9,705	$9,041	$4,387	$13,428
Post-modification recorded balance (a)	3,041	6,132	9,173	7,532	1,740	9,272

Number of loans that remain in default as of December 31, 2017 (b)	10	18	28	3	15	18
Balance of loans that remain in default as of December 31, 2017 (b)	$1,590	$672	$2,262	$359	$362	$721

Concession granted (a):
Term extension	$413	$4,931	$5,344	$930	$8,748	$9,678
Interest rate reduction	100	239	339	307	49	356
Principal reduction	601	286	887	-	90	90
Foreclosure	920	554	1,474	961	412	1,373
Total	$2,034	$6,010	$8,044	$2,198	$9,299	$11,497
(a) Represents carrying value.

(b) Represents the December 31, 2017 carrying values of the TDRs that occurred during the year ended December 31, 2017 and 2016 that remained in default as of December 31, 2017. Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected.  For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

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

Loans, held-for-investment are accounted for under ASC 310-10 or ASC 310-30 depending on whether there is evidence of credit deterioration at the time of acquisition. The outstanding carrying amount of our held-for-investment loan portfolio broken down by ASC 310-10 (non-PCI loans) and ASC 310-30 (PCI loans) is as follows:

	December 31, 2017		December 31, 2016
	Non-PCI	PCI	Non-PCI	PCI
(In Thousands)	Loans	Loans	Loans	Loans
Unpaid principal balance	$1,624,395	$130,015	$1,536,245	$172,298
Non-accretable discount	—	(8,336)	—	(24,784)
Accretable discount	(44,629)	(23,749)	(55,563)	(26,978)
Loans, held-for-investment	1,579,766	97,930	1,480,682	120,536
Allowance for loan losses	(4,442)	(7,304)	(5,675)	(10,455)
Loans, held-for-investment	$1,575,324	$90,626	$1,475,007	$110,081

PCI Loans

The following table details the activity of the accretable yield on PCI loans, held-for-investment. The amount of accretable yield is affected by changes in credit outlooks, including metrics such as default and loss severities, prepayment speeds, which can change the amount and period of time over which interest payments are expected to be received, and the interest rates on variable loans.

	Year Ended December 31,
(In Thousands)	2017	2016
Beginning accretable discount- PCI loans	$26,978	$42,031
Purchases/Originations	1,234	676
Sales	(2,835)	(7,655)
Accretion	(4,735)	(6,635)
Other	1,466	4,459
Transfers	1,641	(5,898)
Ending accretable discount- PCI loans	$23,749	$26,978

In 2016, the Company acquired credit impaired loans with contractually required principal and interest payments receivable of $2.3 million; expected cash flows of $1.8 million; and a fair value (initial carrying amount) of $1.1 million. In 2017, the Company acquired credit impaired loans with contractually required principal and interest payments receivable of $12.5 million; expected cash flows of $8.9 million; and a fair value (initial carrying amount) of $6.2 million.

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

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2017:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash held in money market funds	$632	$—	$—	$632
Loans, held for sale, at fair value	—	216,022	—	216,022
Loans, net, at fair value	—	—	188,150	188,150
Mortgage backed securities, at fair value	—	31,859	8,063	39,922
Derivative instruments, at fair value	—	2,898	1,827	4,725
Residential mortgage servicing rights, at fair value	—	—	72,295	72,295
Total assets	$632	$250,779	$270,335	$521,746

Liabilities:
Derivative instruments, at fair value	$—	$282	$—	$282
Contingent consideration	—	—	10,016	10,016
Total liabilities	$—	$282	$10,016	$10,298

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2016:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash held in money market funds	$632	$—	$—	$632
Short term investments	319,984	—	—	319,984
Loans, held for sale, at fair value	—	164,485	17,312	181,797
Loans, net, at fair value	—	—	81,592	81,592
Mortgage backed securities, at fair value	—	—	32,391	32,391
Derivative instruments, at fair value	—	3,095	2,690	5,785
Residential mortgage servicing rights, at fair value	—	—	61,376	61,376
Total assets	$320,616	$167,580	$195,361	$683,557

Liabilities:
Derivative instruments, at fair value	$—	$643	$—	$643
Contingent consideration	—	—	14,487	14,487
Total liabilities	$—	$643	$14,487	$15,130

The following table presents a summary of changes in the fair value of loans, held at fair value classified as Level 3:

	Year Ended December 31,
(In Thousands)	2017	2016
Beginning Balance	$81,592	$155,134
Realized gains (losses), net	(90)	6
Unrealized gains, net	5,328	4,131
Originations	152,339	147,823
Sales	—	(4,776)
Principal payments	(10,114)	(34,895)
Transfer to loans, held for sale, at fair value	—	(11,499)
Transfer to loans, held-for-investment	(40,905)	(174,332)
Ending Balance	$188,150	$81,592

Unrealized gains on loans, held at fair value held on December 31, 2017 and 2016 and classified as Level 3 were $6.0 million and $2.5 million, respectively.

The following table presents a summary of changes in the fair value of loans, held for sale, at fair value classified as Level 3:

	Year Ended December 31,
(In Thousands)	2017	2016
Beginning Balance	$17,312	$—
Realized gains, net	9,005	5,260
Unrealized gains, net	2,595	—
Originations	352,975	257,993
Sales	(284,707)	(257,281)
Principal payments	(10,429)	(159)
Transfer from loans, held at fair value	—	11,499
Transfer from loans, held-for-investment, net	5,937	—
Transfer from Level 3	(92,688)	—
Ending Balance	$—	$17,312

Unrealized gains on loans, held for sale at fair value held on December 31, 2016 and classified as Level 3 were $0.1 million. There were no loans, held for sale classified as Level 3 on December 31, 2017.

The following table presents a summary of changes in the fair value of MBS, at fair value classified as Level 3:

	Year Ended December 31,
(In Thousands)	2017	2016
Beginning Balance	$32,391	$213,504
Accreted discount, net	224	201
Realized gains (losses), net	522	(3,068)
Unrealized gains, net	1,344	3,680
Purchases	14,448	17,388
Acquired in connection with reverse merger	—	97,936
Sales / Principal payments	(7,785)	(297,250)
Transfer from Level 3	(33,081)	—
Ending Balance	$8,063	$32,391

Unrealized losses on MBS, at fair value held on December 31, 2017 and 2016 and classified as Level 3 were $0.6 million and $0.3 million, respectively.

Refer to “Note 9 – Servicing rights” for activity relating to the changes in the fair value of the Company’s residential mortgage servicing rights. Unrealized gains (losses) on residential mortgage servicing rights, at fair value held on December 31, 2017 and 2016 and classified as Level 3 were $(8.5) million and $6.9 million, respectively.

The following table presents a summary of changes in the fair value of derivatives instruments, at fair value classified as Level 3, or interest rate lock commitments:

	Year Ended December 31,
(In Thousands)	2017	2016
Beginning Balance	$2,690	$—
Acquired in connection with reverse merger	—	3,498
Unrealized gains (losses)	(863)	(808)
Ending Balance	$1,827	$2,690

Unrealized gains (losses) on derivatives held on December 31, 2017 and 2016 and classified as Level 3 were $(1.7) million and $0.8 million, respectively.

The following table presents a summary of changes in the fair value of contingent consideration classified as Level 3:

	Year Ended December 31,
(In Thousands)	2017	2016
Beginning Balance	$14,487	$—
Acquired in connection with reverse merger	—	14,422
Adjustment for legal settlement	(5,744)	—
Amortization	1,273	65
Ending Balance	$10,016	$14,487

As of December 31, 2017 and 2016, there was no unrealized gain (loss) on contingent consideration.

The Company’s policy is to recognize transfers in and transfers out as of the beginning of the period of the event or the change in circumstances that caused the transfer. Transfers between Level 2 and Level 3 generally relate to whether there were changes in the significant relevant observable and unobservable inputs that are available for the fair value measurements of such financial instruments. Transfers into or out of Level 3 of the fair value hierarchy are recorded at the end of the reporting period. In December 2017, the Company determined that, based a more liquid market for these financial instruments, a transfer from Level 3 was necessary. Based on this determination, as of December 31, 2017, we have applied Level 2 classification to these financial instruments.

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

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level 3 of the fair value hierarchy as of December 31, 2017 using third party information without adjustment:

		Predominant			Weighted
		Valuation			Average Price
(In Thousands, except price)	Fair Value	Technique	Type	Price Range	(a)
Loans, held at fair value	$188,150	Single External Source	Third Party Mark	$101.05 – 104.00	$103.35
Mortgage backed securities, at fair value	7,937	Broker Quotes	Third Party Mark	70.92 – 70.92	70.92
Mortgage backed securities, at fair value	126	Transaction Price	Transaction Price	99.00 – 99.00	99.00
Residential mortgage servicing rights, at fair value	72,295	Single external source	Discounted cash flow	N/A	N/A
Contingent consideration	10,016	Single external source	Discounted cash flow	N/A	N/A

(a)Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level 3 of the fair value hierarchy as of December 31, 2016 using third-party information without adjustment:

		Predominant			Weighted
		Valuation			Average Price
(In Thousands, except price)	Fair Value	Technique	Type	Price Range	(a)
Loans, held at fair value	$81,592	Single External Source	Third Party Mark	$98.47 – 105.00	$103.16
Loans, held for sale, at fair value	17,312	Single External Source	Third Party Mark	100.04 – 102.97	100.87
Mortgage backed securities, at fair value (b)	29,883	Broker Quotes	Third Party Mark	17.91 – 101.00	68.90
Mortgage backed securities, at fair value	2,508	Transaction Price	Transaction Price	99.00 – 99.00	99.00
Residential mortgage servicing rights, at fair value	61,376	Single external source	Discounted cash flow	N/A	N/A
Contingent consideration	14,487	Single external source	Discounted cash flow	N/A	N/A

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

Financial instruments not carried at fair value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the consolidated balance sheets and are classified as Level 3:

	December 31, 2017		December 31, 2016
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Loans, net	$1,665,950	$1,737,361	$1,585,088	$1,639,982
Investment in unconsolidated joint venture	55,369	55,369	—	—
Servicing rights	21,743	23,432	22,478	23,470
Total assets	$1,743,062	$1,816,162	$1,607,566	$1,663,452
Liabilities:
Secured borrowings	$631,286	$631,286	$927,462	$927,462
Promissory note	6,107	6,107	7,378	7,378
Securitized debt obligations of consolidated VIEs, net	598,148	613,676	492,942	483,381
Senior secured note, net	138,078	144,376	—	—
Guaranteed loan financing	293,045	306,964	390,555	409,751
Convertible note, net	108,991	108,301	—	—
Total liabilities	$1,775,655	$1,810,710	$1,818,337	$1,827,972

Other assets totaling $16.5 million at December 31, 2017 and $32.6 million at December 31, 2016 are not carried at fair value and include Due from servicers and Accrued interest, which are reflected in Note 20. Receivable from third parties totaling $6.8 million at December 31, 2017 and $7.2 million at December 31, 2016 are not carried at fair value. For these instruments, carrying value approximates fair value and are classified as Level 3.

Accounts payable and other accrued liabilities totaling $12.4 million at December 31, 2017 and $8.4 million at December 31, 2016 are not carried at fair value and include Payable to related parties and Accrued interest payable which are included in Note 20. For these instruments, carrying value approximates fair value and are classified as Level 3.

Note 8 – Mortgage Backed Securities

The following table presents certain information about the Company’s MBS portfolio, which are classified as trading securities and carried at fair value, as of December 31, 2017.

	December 31, 2017
		Weighted
	Weighted	Average				Gross	Gross
	Average	Interest	Principal	Amortized		Unrealized	Unrealized
(In Thousands)	Maturity (a)	Rate (a)	Balance	Cost	Fair Value	Gains	Losses
MBS
Freddie Mac Loans	12/2034	5.3%	$49,767	$37,287	$38,568	$2,529	$(1,248)
Commercial Loans	06/2043	5.5	4,513	1,054	1,228	174	—
Tax Liens	09/2026	6.0	127	127	126	—	(1)
Total	08/2035	5.3%	$54,407	$38,468	$39,922	$2,703	$(1,249)

(a)	Weighted based on current principal balance

The following table presents certain information about the Company’s MBS portfolio as of December 31, 2016.

	December 31, 2016
		Weighted
	Weighted	Average				Gross	Gross
	Average	Interest	Principal	Amortized		Unrealized	Unrealized
(In Thousands)	Maturity (a)	Rate (a)	Balance	Cost	Fair Value	Gains	Losses
MBS
Freddie Mac Loans	06/2032	5.6%	$34,932	$28,676	$28,752	$1,605	$(1,528)
Commercial Loans	06/2043	5.5	6,314	1,472	1,131		(342)
Tax Liens	03/2031	6.5	2,534	2,533	2,508	—	(25)
Total	12/2033	5.7%	$43,780	$32,681	$32,391	$1,605	$(1,895)

(a)	Weighted based on current principal balance

The following table presents certain information about the maturity of the Company’s MBS portfolio as of December 31, 2017.

	December 31, 2017
	Weighted
	Average
	Interest	Principal	Amortized
(In Thousands)	Rate (a)	Balance	Cost	Fair Value
After five years through ten years	8.9%	$8,919	$8,205	$8,904
After ten years	4.6	45,488	30,263	31,018
Total	5.3%	$54,407	$38,468	$39,922

The following table presents certain information about the maturity of the Company’s MBS portfolio as of December 31, 2016.

	December 31, 2016
	Weighted
	Average
	Interest	Principal	Amortized
(In Thousands)	Rate (a)	Balance	Cost	Fair Value
After five years through ten years	8.9%	$13,616	$12,579	$12,709
After ten years	4.2	30,164	20,102	19,682
Total	5.7%	$43,780	$32,681	$32,391

Note 9 – Servicing rights

The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The Company’s servicing fees are specified by pooling and servicing Agreements.

The following table presents information about the Company’s portfolios of servicing rights:

	Year Ended December 31,
(In Thousands)	2017	2016
SBA servicing rights, at amortized cost
Beginning net carrying amount	$20,276	$26,329
Additions due to loans sold, servicing retained	1,996	951
Amortization	(4,034)	(5,110)
Impairment	(1,554)	(1,894)
Ending net carrying value of SBA servicing rights	$16,684	$20,276
Freddie Mac servicing rights, at amortized cost
Beginning net carrying amount	$2,202	$921
Additions due to loans sold, servicing retained	3,290	2,009
Amortization	(610)	(550)
Recovery (Impairment)	177	(178)
Ending net carrying value of Freddie Mac servicing rights	$5,059	$2,202
Ending net carrying value of SBA and Freddie Mac servicing rights, at amortized cost	$21,743	$22,478
Residential mortgage servicing rights, at fair value
Beginning Balance	$61,376	$—
Acquired in connection with reverse merger	—	51,302
Additions due to loans sold, servicing retained	20,565	3,157
Loan pay-offs	(5,646)	—
Unrealized gains (losses)	(4,000)	6,917
Ending fair value of residential mortgage servicing rights	$72,295	$61,376
Total servicing rights	$94,038	$83,854

Servicing rights – SBA and Freddie Mac

The Company’s SBA and Freddie Mac servicing rights are carried at the lower of cost or amortized cost. The Company estimates the fair value of the SBA and Freddie Mac servicing rights carried at amortized cost using a combination of internal models and data provided by third-party valuation experts. The assumptions used in our internal models include forward prepayment rates, forward default rates, discount rates, and servicing expenses.

The Company’s models calculate the present value of expected future cash flows utilizing assumptions that we believe are used by market participants. We derive forward prepayment rates, forward default rates and discount rates from historical experience adjusted for prevailing market conditions. Components of the estimated future cash flows include servicing fees, late fees, other ancillary fees and cost of servicing.

The following table presents additional information about the Company’s SBA and Freddie Mac servicing rights:

	As of December 31, 2017		As of December 31, 2016
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Carrying Value	Amount	Carrying Value
SBA	$427,623	$16,684	$449,115	$20,276
Freddie Mac	559,823	5,059	224,826	2,202
Total	$987,446	$21,743	$673,941	$22,478

The significant assumptions used in the December 31, 2017 and 2016 estimated valuation of the Company’s SBA and Freddie Mac commercial servicing rights carried at amortized cost include:

	December 31, 2017				December 31, 2016
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA servicing rights (at amortized cost)
• Forward prepayment rate	2.4	-	20.5%	11.5%	2.1	-	19.1%	13.1%
• Forward default rate	0.0	-	9.5%	2.7%	0.0	-	10.8%	1.2%
• Discount rate	12.0	-	12.0%	12.0%	12.0	-	12.0%	12.0%
• Servicing expense	0.4	-	0.4%	0.4%	0.4	-	0.4%	0.4%

Freddie Mac commercial servicing rights (at amortized cost)
• Forward prepayment rate	0.0	-	13.0%	4.2%	10.0	-	10.0%	10.0%
• Forward default rate	0.0	-	2.0%	2.0%	1.1	-	1.1%	1.1%
• Discount rate	12.0	-	12.0%	12.0%	12.0	-	12.0%	12.0%
• Servicing expense	0.2	-	0.2%	0.2%	0.2	-	0.2%	0.2%

These assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the carrying amount of the Company’s SBA and Freddie Mac servicing rights.

(In Thousands)	December 31, 2017	December 31, 2016
SBA servicing rights (at amortized cost)
• Forward prepayment rate
10% adverse change	$(514)	$(664)
20% adverse change	(998)	(1,290)

• Default rate
10% adverse change	$(24)	$(12)
20% adverse change	(48)	(24)

• Discount rate
10% adverse change	$(520)	$(576)
20% adverse change	(1,008)	(1,290)

Freddie Mac commercial servicing rights (at amortized cost)
• Forward prepayment rate
10% adverse change	$(43)	$(55)
20% adverse change	(84)	(107)

• Default rate
10% adverse change	$(6)	$(2)
20% adverse change	(12)	(4)

• Discount rate
10% adverse change	$(270)	$(54)
20% adverse change	(518)	(104)

The estimated future amortization expense for the servicing rights is expected to be as follows:

(In Thousands)	December 31, 2017
2018	$4,353
2019	3,675
2020	3,087
2021	2,585
2022	2,145
Thereafter	5,898
Total	$21,743

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

The following table presents additional information about the Company’s residential mortgage servicing rights carried at fair value:

	As of December 31, 2017		As of December 31, 2016
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Fair Value	Amount	Fair Value
Fannie Mae	$2,524,897	$26,929	$2,211,493	$23,924
Ginnie Mae	2,134,772	24,135	1,817,009	21,205
Freddie Mac	1,898,786	21,231	1,452,902	16,247
Total	$6,558,455	$72,295	$5,481,404	$61,376

The significant assumptions used in the valuation of the Company’s residential mortgage servicing rights carried at fair include:

	December 31, 2017				December 31, 2016
	Range of input values			Weighted Average	Range of input values			Weighted Average
Residential mortgage servicing rights (at fair value)
• Forward prepayment rate	7.0	-	29.2%	8.8%	6.9	-	11.7%	9.3%
• Discount rate	10.5	-	13.0%	10.9%	10.5	-	11.5%	10.8%
• Servicing expense	0.7	-	0.8%	0.7%	0.4	-	1.7%	0.5%

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the fair value of the Company’s residential mortgage servicing rights.

(In Thousands)	December 31, 2017	December 31, 2016
Prepayment rate
10% adverse change	$(2,721)	$(2,038)
20% adverse change	(4,928)	(3,983)
Discount rate
10% adverse change	$(3,029)	$(2,299)
20% adverse change	(5,823)	(4,438)
Cost of servicing
10% adverse change	$(1,230)	$(1,304)
20% adverse change	(2,460)	(2,607)

Note 10 – Gains on residential mortgage banking activities, net of variable loan expenses

Gains on residential mortgage banking activities, net of variable loan expenses, reflects revenue and expense within our residential mortgage banking business directly related to loan origination and sale activity. This primarily consists of the realized gains on sales of residential loans held for sale and loan origination fee income, offset by direct costs, such as correspondent fee expenses and other direct expenses relating to these loans, which vary based on loan origination volumes. Gains on residential mortgage banking activities, net of direct, variable loan expenses, also consists of unrealized gains and losses associated with the changes in fair value of the loans held for sale, the fair value of retained MSR additions, and the realized and unrealized gains and losses from derivative instruments.

The following table presents the components of gains on residential mortgage banking activities, net of variable loan expenses, recorded in the Company’s consolidated statements of operations.

	For the Year Ended December 31,
(In Thousands)	2017	2016
Realized and unrealized gains and losses of residential mortgage loans held for sale, at fair value	$63,024	$2,943
Creation of new mortgage servicing rights, net of payoffs	14,919	3,157
Loan origination fee income on residential mortgage loans	8,193	1,404
Correspondent fees and other direct loan expenses, including provision for loan indemnification	(41,737)	(597)
Unrealized gains (loss) on IRLCs and other derivatives	(2,699)	126
Total gains on residential mortgage banking activities, net of variable loan expenses	$41,700	$7,033

Note 11 – Secured Borrowings and Promissory Note

The following tables present certain characteristics of our secured borrowings and promissory note:

				Pledged Assets Carrying Value at		Carrying Value of Borrowing at
(In Thousands)	Maturity	Pricing	Facility Size	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Borrowings under credit facilities
JPMorgan - Commercial (1)	June 2018	L+ 3.25 to 3.50%	$250,000	$107,697	$226,253	$60,459	$190,066
Keybank - Commercial (2)	September 2018	L + 1.75%	100,000	67,589	17,311	66,642	17,162
Comerica - Residential (3)	March 2018	L + 2.125%	150,000	71,035	35,102	67,336	33,575
UBS - Residential loans (3)	November 2017	L + 2.30%	65,000	—	43,121	—	39,750
Associated Bank - Residential loans (3)	August 2018	L + 2.125%	40,000	29,242	28,575	27,699	27,869
Origin Bank - Residential loans (3)	May 2018	L + 2.25%	40,000	27,891	18,910	26,538	18,188
Total borrowings under credit facilities (9)			$645,000	$303,454	$369,272	$248,674	$326,610
Borrowings under repurchase agreements
Deutsche Bank- Commercial (4)	February 2018	L + 2.50 to 3.50%	$275,000	$252,499	$118,962	$173,811	$82,716
JPMorgan - Commercial (5)	December 2020	L + 2.50 to 4.50%	200,000	90,829	93,691	55,355	52,169
Citibank - Commercial (6)	June 2018	L + 2.25 to 3.00%	200,000	150,707	119,376	88,095	102,576
JPMorgan - MBS (7)	February 2018	2.56 to 5.00%	53,325	80,690	42,253	53,325	30,363
Citibank - MBS (7)	February 2018	3.42%	5,957	11,496	11,496	5,957	5,226
Bank of America - MBS (7)	January 2018	3.38 to 3.48%	8,112	8,778	11,815	6,069	8,112
Mizuho - STI (8)	N/A	N/A	99,950	—	100,000	—	99,950
Societe Generale - STI (8)	N/A	N/A	19,940	—	19,994	—	19,940
RBC - STI (8)	N/A	N/A	199,800	—	199,990	—	199,800
Total borrowings under repurchase agreements (10)			$1,062,084	$594,999	$717,577	$382,612	$600,852
Total secured borrowings			$1,707,084	$898,453	$1,086,849	$631,286	$927,462

Promissory note payable
FCB - Commercial	June 2021	2.75%	$6,554	$7,752	$9,144	$6,107	$7,378
Total promissory note payable			$6,554	$7,752	$9,144	$6,107	$7,378

(1)	Borrowings are used to finance SBC and SBA loan acquisitions, and SBA loan originations.
(2)	Borrowings are used to finance Freddie Mac SBC loan originations.
(3)	Borrowings are used to finance Residential Agency loan originations.
(4)	Borrowings are used to finance SBC loan originations.
(5)	Borrowings are used to finance SBC loan originations, Transitional loan originations, and SBC loan acquisitions.
(6)	Borrowings are used to finance SBC loan originations and SBC loan acquisitions.
(7)	Borrowings are used to finance Mortgage backed securities and Retained interests in consolidated VIE's.
(8)	Borrowings are used to finance Short-term investments.
(9)	The weighted average interest rate of borrowings under credit facilities was 3.9% and 4.2% as of December 31, 2017 and 2016, respectively.
(10)	The weighted average interest rate of borrowings under repurchase agreements was 3.1% and 1.8% as of December 31, 2017 and 2016, respectively.

The following table presents the carrying value of the Company’s collateral pledged with respect to secured borrowings and promissory note payable outstanding with our lenders:

	Pledged Assets Carrying Value at
(In Thousands)	December 31, 2017	December 31, 2016
Collateral pledged - borrowings under credit facilities
Loans, net	$303,133	$369,272
Real estate acquired in settlement of loans	321	—
Total collateral pledged on borrowings under credit facilities	$303,454	$369,272
Collateral pledged - borrowings under repurchase agreements
Short-term investments	$—	$319,984
Loans, net	494,035	332,029
Mortgage backed securities	37,397	11,815
Retained interest in assets of consolidated VIEs	63,567	53,749
Total collateral pledged on borrowings under repurchase agreements	$594,999	$717,577
Total collateral pledged on secured borrowings	$898,453	$1,086,849
Collateral pledged - promissory note payable
Loans, net	$7,752	$9,144
Total collateral pledged on promissory note payable	$7,752	$9,144

The agreements governing the Company’s secured borrowings and promissory note require the Company to maintain certain financial and debt covenants. The Company was in compliance with all debt and financial covenants as of December 31, 2017 and 2016.

Note 12 – Offsetting Assets and Liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default, including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty.  As of December 31, 2017 and 2016 and for the periods then ended, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

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

In accordance with ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, the Company is required to disclose the impact of offsetting of assets and liabilities represented in the consolidated balance sheets to enable users of the consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities.  These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to set off, and (d) the Company’s right of setoff is enforceable at law.  As of December 31, 2017 and 2016, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the consolidated balances sheets.

The following table provides disclosure regarding the effect of offsetting of the Company’s recognized assets and liabilities presented in the consolidated balance sheet as of December 31, 2017:

		Gross	Assets
		Amounts	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Offset in the	the	Balance Sheets (1)
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
(In Thousands)	Assets	Sheets	Sheets	Instruments	Received	Net Amount
Interest rate swaps	$2,898	$—	$2,898	$—	$2,898	$—
Total	$2,898	$—	$2,898	$—	$2,898	$—

		Gross	Liabilities
		Amounts	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Offset in the	the	Balance Sheets (1)
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
(In Thousands)	Liabilities	Sheets	Sheets	Instruments	Paid	Net Amount
Interest rate swaps	$216	$—	$216	$—	$216	$—
Credit default swaps	66	—	66	—	66	—
Secured borrowings	631,286	—	631,286	631,286	—	—
Promissory note, net	6,107	—	6,107	6,107	—	—
Total	$637,675	$—	$637,675	$637,393	$282	$—

The following table provides disclosure regarding the effect of offsetting of the Company’s recognized assets and liabilities presented in the consolidated balance sheet as of December 31, 2016:

		Gross	Assets
		Amounts	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Offset in the	the	Balance Sheets (1)
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
(In Thousands)	Assets	Sheets	Sheets	Instruments	Received	Net Amount
Credit default swaps	$173	$—	$173	$—	$—	$173
Interest rate swaps	2,924	2	2,922	—	—	2,922
Total	$3,097	$2	$3,095	$—	$—	$3,095

			Liabilities
		Gross	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Amounts	the	Balance Sheets (1)
	Amounts of	Offset in the	Consolidated		Cash
	Recognized	Consolidated	Balance	Financial	Collateral
(In Thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Paid	Net Amount
Interest rate swaps	$643	$—	$643	$—	$643	$—
Secured borrowings	927,462	—	927,462	925,602	1,860	—
Promissory note, net	7,378	—	7,378	7,378	—	—
Total	$935,483	$—	$935,483	$932,980	$2,503	$—

Note 13 – Derivative Instruments

The Company is exposed to changing interest rates and market conditions, which affect cash flows associated with borrowings. The Company uses derivative instruments to manage interest rate risk and conditions in the commercial mortgage market and, as such, views them as economic hedges. Interest rate swaps are used to mitigate the exposure to changes in interest rates and involve the receipt of variable-rate interest amounts from a counterparty in exchange for making payments based on a fixed interest rate over the life of the swap contract. CDS are executed in order to mitigate the risk of deterioration in the current credit health of the commercial mortgage market. IRLCs are entered into with customers who have applied for residential mortgage loans and meet certain underwriting criteria. These commitments expose GMFS to market risk if interest rates change, and if the loan is not economically hedged or committed to an investor.

The Company has not elected hedge accounting for these derivative instruments and, as a result, the fair value adjustments on such instruments are recorded in earnings. The fair value adjustments for interest rate swaps and CDS, along with the related interest income, interest expense and gains/(losses) on termination of such instruments, are reported as a net realized gain on financial instruments on the consolidated statements of income. The fair value adjustments for IRLCs, along with the related interest income, interest expense and gains/(losses) on termination of such instruments, are reported in gains on residential mortgage banking activities, net of variable loan expenses on the consolidated statements of income.

The following tables summarize the Company’s use of derivatives and their effect on the consolidated financial statements. Notional amounts included in the table are the average notional amounts on the consolidated balance sheet dates. We believe these are the most relevant measure of volume or derivative activity as they best represent the Company’s exposure to underlying instruments.

As of December 31, 2017 the Company had one open credit default swap contract and 52 open interest rate swap contracts with counterparties. As of December 31, 2016 the Company had one open credit default swap contract and 49 open interest rate swap contracts with counterparties.

		As of December 31, 2017			As of December 31, 2016
			Asset	Liability		Asset	Liability
		Notional	Derivatives	Derivatives	Notional	Derivatives	Derivatives
(In Thousands)	Primary Underlying Risk	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Credit Default Swaps	Credit Risk	$15,000	$—	$(66)	$15,000	$173	$–
Interest Rate Swaps	Interest rate risk	391,381	2,898	(216)	378,050	2,922	(643)
Interest rate lock commitments	Interest rate risk	167,533	1,827	—	212,530	2,690	—
Total		$573,914	$4,725	$(282)	$605,580	$5,785	$(643)

The following tables summarize the gains and losses on the Company’s derivatives:

	Year Ended December 31, 2017
		Net Change in
	Net Realized	Unrealized
(In Thousands)	(Loss)	Gain (Loss)
Credit default swaps (1)	$—	$(238)
Interest rate swaps (1)	(1,256)	2,238
Residential mortgage banking activities interest rate swaps (2)	—	(1,836)
Interest rate lock commitments (2)	—	(863)
Total	$(1,256)	$(699)

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

Note 14 – Senior secured notes, net and Convertible notes, net

Senior secured notes, net

On February 13, 2017, ReadyCap Holdings LLC, a subsidiary of the Company, issued $75.0 million in 7.50% Senior Secured Notes due 2022. On June 13, 2017, ReadyCap Holdings LLC, issued an additional $65.0 million in aggregate principal amount of 7.50% Senior Secured Notes due 2022, which have identical terms (other than issue date and issue price) to the notes issued on February 13, 2017 (collectively “the Senior Secured Notes”). The additional $65.0 million in Senior Secured Notes were priced with a yield-to-maturity of 6.75%. Payments of the amounts due on the Senior Secured

Notes are fully and unconditionally guaranteed by the Company and its subsidiaries: Sutherland Partners LP, Sutherland Asset I, LLC, and RCC. The funds were used to fund new SBC and SBA loan originations.

As of December 31, 2017, we were in compliance with all covenants with respect to the Senior Secured Notes.

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

As of December 31, 2017, we were in compliance with all covenants with respect to the Convertible Notes.

The following table presents the components of the Senior Secured Notes and Convertible Notes, including the carrying value for the aggregate contractual maturities, on the consolidated balance sheet:

(in thousands, except rates)	Coupon Rate	Maturity Date	December 31, 2017
2017 Senior secured notes principal amount(1)	7.50%	2/15/2022	$140,000
Unamortized premium - Senior secured notes			1,735
Unamortized deferred financing costs - Senior secured notes			(3,657)
Total Senior secured notes, net			$138,078
2017 Convertible notes- principal amount (2)	7.00%	8/15/2023	115,000
Unamortized discount - Convertible notes (3)			(2,139)
Unamortized deferred financing costs - Convertible notes			(3,870)
Total Convertible notes, net			$108,991
Total carrying amount of debt components			$247,069
Total carrying amount of conversion option of equity components recorded in equity			$2,139

(1)	Interest on the Senior Secured Notes is payable semiannually on each February 15 and August 15, beginning on August 15, 2017.
(2)	Interest on the Convertible Notes is payable quarterly on February 15, May 15, August 15, and November 15 of each year, beginning on November 15, 2017.
(3)	Represents the discount created by separating the conversion option from the debt host instrument.

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

The following table presents guaranteed loan financing and the related interest rates and maturity dates:

	Weighted	Range of
	Average	Interest	Range of
(In Thousands)	Interest Rate	Rates	Maturities (Years)	Ending Balance
December 31, 2017	3.51%	1.62 – 7.00%	2018 - 2038	$293,045
December 31, 2016	2.79%	3.50 – 8.75%	2017 - 2038	$390,555

The following table summarizes contractual maturities of total guaranteed loan financing outstanding:

(In Thousands)	December 31, 2017
2018	$1,990
2019	2,713
2020	3,251
2021	4,767
2022	4,810
Thereafter	275,514
Total	$293,045

Our guaranteed loan financings are secured by loans, net of $296.9 million and $396.9 million as of December 31, 2017 and 2016, respectively.

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

The following table presents certain information on the management fee payable to our Manager:

	For the Year Ended December 31,
	2017	2016
Management fee - total	$8.1 million	$7.4 million
Management fee - amount unpaid	$2.0 million	$3.7 million

Incentive Distribution

The Manager is entitled to an incentive distribution in an amount equal to the product of (i) 15% and (ii) the excess of (a) core earnings (as defined in the partnership agreement or our operating partnership) on a rolling four-quarter basis over (b) an amount equal to 8.00% per annum multiplied by the weighted average of the issue price per share of the common stock or OP units multiplied by the weighted average number of shares of common stock outstanding, provided that core earnings over the prior twelve calendar quarters (or the period since the closing of the ZAIS Financial merger, whichever is shorter) is greater than zero. For purposes of determining the incentive distribution payable to our Manager, core earnings is defined under the partnership agreement of our operating partnership in a manner that is similar to the definition of Core Earnings described above under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” included in this annual report on Form 10-K but with the following additional adjustments which (i) further exclude: (a) the incentive distribution, (b) non-cash equity compensation expense, if any, (c) unrealized gains or losses on SBC loans (not just MBS and MSRs), (d) depreciation and amortization (to the extent we foreclose on any property), and (e) one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of the independent directors and (ii) add back any realized gains or losses on the sales of MBS and on discontinued operations which were excluded from the definition of Core Earnings described under "Non-GAAP Financial Measures". There was no incentive fee distribution for the years ended December 31, 2017 or 2016.

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

Expense Reimbursement

In addition to the management fees and incentive distribution described above, the Company is also responsible for reimbursing the Manager for certain expenses paid by our Manager on behalf of the Company and for certain services provided by the Manager to the Company. Expenses incurred by the Manager and reimbursed by us are typically included in salaries and benefits or general and administrative expense on the consolidated statements of income.

The following table presents certain information on reimbursable expenses payable to our Manager:

	For the Year Ended December 31,
	2017	2016
Reimbursable expenses payable to our Manager - total	$4.9 million	$4.1 million
Reimbursable expenses payable to our Manager - amount unpaid	$2.4 million	$3.4 million

Other

In June of 2017, the Company acquired four loans, net, from RCSF III, LLC, an entity also managed by our Manager for $57.3 million. The total unpaid principal balance of the loans was $57.0 million.

In November of 2017, the Company acquired an interest in an SBC loan pool through a joint venture, WFLLA, LLC, with Waterfall Victoria Master Fund, Ltd., a fund also managed by our Manager. The Company’s investment in the joint venture was $54.2 million.

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

Liquidity Risk — Liquidity risk arises in our investments and the general financing of our investing activities.  It includes the risk of not being able to fund acquisition and origination activities at settlement dates and/or liquidate positions in a timely manner at reasonable prices, in addition to potential increases in collateral requirements during times of heightened market volatility. If we were forced to dispose of an illiquid investment at an inopportune time, we might be forced to do so at a substantial discount to the market value, resulting in a realized loss. We attempt to mitigate our liquidity risk by regularly monitoring the liquidity of our investments in SBC loans, MBS and other financial instruments.  Factors such as our expected exit strategy for, the bid to offer spread of, and the number of broker dealers making an active market in a particular strategy and the availability of long-term funding, are considered in analyzing liquidity risk.  To reduce any perceived disparity between the liquidity and the terms of the debt instruments in which we invest, we attempt to minimize our reliance on short-term financing arrangements. While we may finance certain investment in security positions using traditional margin arrangements and borrowings under repurchase agreements, other financial instruments such as collateralized debt obligations, and other longer term financing vehicles may be utilized to attempt to provide us with sources of long-term financing.

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

Unfunded Loan Commitments

As of December 31, 2017 and 2016, the Company had $9.6 million and $14.9 million of unfunded loan commitments related to loans, held at fair value, respectively. As of December 31, 2017 and 2016, the Company had $84.7 million and $29.3 million of unfunded loan commitments related to loans, held-for-investment, respectively.

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

Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. As of December 31, 2017 and 2016, total commitments to originate loans were $147.6 million and $200.0 million, respectively.

Note 19 – Income Taxes

The Company is a REIT pursuant to IRC Section 856. Our qualification as a REIT depends on our ability to meet various requirements imposed by the Internal Revenue Code, which relate to our organizational structure, diversity of stock ownership and certain requirements with regard to the nature of our assets and the sources of our income. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four taxable years. As of December 31, 2017 and 2016, we are in compliance with all REIT requirements.

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

Our TRSs engage in various real estate related operations, including originating and securitizing commercial and residential mortgage loans, and investments in real property. The majority of our TRSs are held within the SBC Originations, SBA Originations, Acquisitions and Servicing, and Residential Mortgage Banking segments. Our TRSs are not consolidated for federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred income taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

The Tax Cuts and Jobs Act (the “TCJA”) was signed into law on December 22, 2017. The TCJA changed many aspects of U.S. corporate income taxation, including a reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system, and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. We recognized the tax effects of the TCJA in our year ended December 31, 2017 results and recorded a $1.0 million income tax benefit which relates entirely to the re-measurement of deferred tax balances to the 21% tax rate.

Our income tax provision consists of the following:

	Year Ended December 31,
(In Thousands)	2017	2016	2015
Current
Federal income tax (benefit)	$(1,235)	$6,441	$5,234
State and local income tax (benefit)	(171)	947	710
Net current tax provision (benefit)	(1,406)	7,388	5,944
Deferred
Federal income tax	3,779	1,401	750
State and local income tax	613	583	248
Valuation allowance	(1,147)	279	868
Net deferred tax provision	3,245	2,263	1,866
Total income tax provision	$1,839	$9,651	$7,810

The following table is a reconciliation of our federal income tax determined using our statutory federal tax rate to our reported income tax provision for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In Thousands)	2017	2016	2015
U.S. statutory tax	$16,679	$22,825	$18,099
State and local income tax	569	2,322	721
Income attributable to REIT	(10,795)	(14,522)	(10,138)
Income attributable to Non-controlling interests	(568)	(1,251)	(1,491)
Nondeductible	748	21	18
Change in tax rate (a)	(727)	—	—
Change in valuation allowance	(1,147)	279	868
Return to Provision	(2,547)	—	—
Other	(373)	(23)	(267)
Effective income tax	$1,839	$9,651	$7,810
(a) For 2017 the amount relates to the effects of revaluing our net deferred tax balances for the TCJA that was enacted on December 22, 2017

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

(In Thousands)	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforwards	$4,989	$4,159
Unrealized losses	—	488
Impairment and reserves	—	7,826
Depreciation and amortization	997	668
Goodwill	3,110	7,134
Compensation	1,226	1,669
Intangibles	—	896
Other	1,240	859
Total deferred tax assets	$11,562	$23,699
Deferred tax liabilities:
Accruals	$216	$(402)
Loan / servicing rights balance	12,014	20,995
Derivative instruments	373	1,152
Other taxable temporary difference	310	69
Total deferred tax liabilities	$12,913	$21,814
Valuation allowance	—	(1,147)
Net deferred tax assets (liabilities)	$(1,351)	$738

The Company has $34.7 million of net operating loss carryforwards that will begin to expire in 2033.

In 2016 as result of the ZAIS Financial merger, our deferred tax assets increased by approximately $2.9 million. Based on our analysis of limitations imposed by Section 382 of the Internal Revenue Code, we estimate we are able to fully utilize this net operating loss, limited to $1.1 million per year.

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

As of December 31, 2017, we continued to conclude that the positive evidence in favor of the recoverability of our deferred tax asset outweighed the negative evidence and that it is more likely than not that our deferred tax assets will be realized. Our framework for assessing the recoverability of deferred tax assets requires us to weigh all available evidence, including the sustainability of recent profitability required to realize the deferred tax assets, the cumulative net income in our consolidated statements of income in recent years, and the carryforward periods for any carryforwards of net operating losses.

The tables above do not include tax information on discontinued operations. The tax rate on discontinued operations is approximately 39%. The difference between the statutory rate of 35% and the effective income tax rate is primarily due to state and local taxes.

As of December 31, 2017 and 2016, the Company had no uncertain tax positions recorded or disclosed in financial statements. Additionally, it is the belief of management that the total amount of uncertain tax positions, if any, will not materially change over the next 12 months.

Our major tax jurisdictions where we file income tax returns include Federal, New York State and New York City. Our 2014 and forward tax years are subject to examination. The TRS major tax jurisdictions are Federal, New York State, New York City, New Jersey and California. For Federal and state purposes, with the exception of New Jersey, the TRS entities are subject to examination for the 2014 and forward tax years. For New Jersey, the TRS entities are subject to examination for the 2013 and forward tax years.

Note 20 – Other Assets and Other Liabilities

The following table details the Company’s other assets and other liabilities as of the consolidated balance sheet dates.

(In Thousands)	December 31, 2017	December 31, 2016
Other assets:
Due from servicers	$9,964	$27,029
Intangible assets	3,264	3,636
Accrued interest	6,494	5,606
Real estate acquired in settlement of loans	1,644	3,933
Deferred financing costs	446	3,376
Deferred tax asset	17,155	1,371
Prepaid taxes	6,014	1,456
Other	11,859	7,870
Total other assets	$56,840	$54,277
Accounts payable and other accrued liabilities:
Accrued salaries, wages and commissions	$16,508	$17,450
Servicing principal and interest payable	5,659	10,664
Repair and denial reserve	5,687	6,813
Liability under subservicing agreements	1,496	6,757
Unapplied cash	2,445	6,278
Accrued interest payable	10,317	4,680
Payable to related parties	2,042	3,762
Deferred tax liability	18,506	632
Other accounts payable and accrued liabilities	11,976	13,171
Total accounts payable and other accrued liabilities	$74,636	$70,207

Real Estate Acquired in Settlement of Loans

The Company acquires real estate through the foreclosure of its loans and the occasional purchase of real estate. The Company’s real estate properties are held in the Company’s consolidated TRSs. The following tables summarize the carrying amount of the Company’s real estate holdings as of the consolidated balance sheet dates:

(In Thousands)	December 31, 2017	December 31, 2016
North Carolina	—	1,850
Florida	303	1,320
Illinois	863	19
Other	478	744
Total	$1,644	$3,933

Intangible assets

The following table presents information about the intangible assets held by the Company:

(In Thousands)	December 31, 2017	December 31, 2016	Estimated Useful Life
Trade name	$1,017	$1,190	15 years
Favorable lease	1,247	1,446	12 years
SBA license	1,000	1,000	Indefinite life
Total Intangible Assets	$3,264	$3,636

Amortization expense related to the intangible assets acquired for the years ended December 31, 2017 and 2016 was $0.4 and $0.1 million, respectively. Such amounts are recorded as other operating expenses in the consolidated statements of income.

At December 31, 2017, accumulated amortization for finite-lived intangible assets is as follows:

(In Thousands)	December 31, 2017
Trade name	$206
Favorable lease	233
Total Accumulated Amortization	$439

Amortization expense related to the finite-lived intangible assets for the five years subsequent to December 31, 2017 is as follows:

(In Thousands)	December 31, 2017
2018	$349
2019	311
2020	277
2021	248
2022	222
Thereafter	857
Total	$2,264

Loan indemnification reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other accrued liabilities in the Company's consolidated balance sheets and the provision for loan indemnification losses is included in gains on residential mortgage banking activities, net of variable loan expenses, in the Company's consolidated statements of income. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demand, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability. At December 31, 2017 and 2016, the loan indemnification reserve was $3.0 million and $2.8 million, respectively.

Because of the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. At December 31, 2017 and 2016, the reasonably possible loss above the recorded loan indemnification reserve was not considered material.

Note 21 – Other Income and Operating Expenses

The following table details the Company’s other income and operating expenses for the consolidated statements of income.

	For the Year Ended December 31,
(In Thousands)	2017	2016	2015
Other income
Origination income	$4,302	$4,144	$2,935
Release/(Increase) of repair and denial reserve	1,013	1,258	10,120
Other	3,143	3,759	1,376
Total other income	$8,458	$9,161	$14,431
Other operating expenses
Origination costs	$6,862	$4,098	$2,779
Technology expense	3,692	2,945	2,414
Charge off of real estate acquired in settlement of loans	756	1,833	849
Rent expense	2,314	1,449	996
Recruiting, training and travel expenses	2,389	1,320	1,223
Other	10,926	5,535	3,693
Total other operating expenses	$26,939	$17,180	$11,954

Note 22 – Variable Interest Entities and Securitization Activities

In the normal course of business, we enter into certain types of transactions with entities that are considered to be VIEs. Our primary involvement with VIEs has been related to our securitization transactions in which we transfer assets to securitization trusts. We primarily securitize acquired SBC loans, originated transitional loans, and acquired SBA loans, which provides a source of funding for us and has enabled us to transfer a certain portion of the economic risk of the loans or related debt securities to third parties.

We also transfer originated loans to securitization trusts sponsored by third parties, most notably Freddie Mac. Third-party securitizations are securitization entities in which we maintain an economic interest but do not sponsor.

The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE. The majority of the VIEs in which we have been involved in are consolidated in our financial statements. See Note 3 for a discussion of our accounting policies applied to the consolidation of the VIE and transfer of the loans in connection with the securitization.

Securitization-Related VIEs

Company sponsored securitizations

In a securitization transaction, assets are transferred to a trust, which generally meets the definition of a VIE. Our primary securitization activity is in the form of SBC and SBA loan securitizations, conducted through securitization trusts which we consolidate, as we determined that we are the primary beneficiary.

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

The consolidation of the securitization transactions includes the senior securities issued to third parties which are shown as securitized debt obligations of consolidated VIEs on the consolidated balance sheets. The following table presents additional information on the Company’s securitized debt obligations:

	December 31, 2017			December 31, 2016
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(In Thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
Waterfall Victoria Mortgage Trust 2011-SBC2	$16,010	$16,010	5.3%	$24,472	$24,472	5.2%
Sutherland Commercial Mortgage Loans 2015-SBC4	10,049	9,687	4.0	39,464	38,402	3.9
Sutherland Commercial Mortgage Trust 2017-SBC6	119,784	117,868	3.3	—	—	—
ReadyCap Commercial Mortgage Trust 2014-1	33,953	33,951	3.6	84,320	83,885	3.4
ReadyCap Commercial Mortgage Trust 2015-2	151,993	147,271	4.1	166,232	160,699	4.0
ReadyCap Commercial Mortgage Trust 2016-3	98,733	95,907	3.5	133,774	129,914	3.5
Ready Capital Mortgage Financing 2017-FL1	158,978	154,721	2.8	—	—	—
ReadyCap Lending Small Business Trust 2015-1	25,057	22,733	2.5	56,055	55,570	2.0
Total	$614,557	$598,148	3.4%	$504,317	$492,942	3.6%

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

Third-party sponsored securitizations

For Freddie Mac sponsored securitizations, we determined that we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact the economic performance of these entities. Specifically, we do not service or manage these entities or otherwise solely hold decision making powers that are significant, which include special servicing decisions. As a result of this assessment, we do not consolidate any of the underlying assets and liabilities of these trusts, we only account for our specific interests in them.

Other VIEs

Other VIEs include a variable interest that we hold in an acquired joint venture investment that we account for as an equity method investment. We do not consolidate these entities because we do not have the power to direct the activities that most significantly impact their economic performance, we only account for our specific interest in them.

Assets and Liabilities of Consolidated VIEs

The following table reflects the securitized assets and liabilities for VIEs that we consolidate on our consolidated balance sheets:

(In Thousands)	December 31, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$25	$131
Restricted cash	15,838	808
Loans, net	836,180	655,559
Real estate acquired in settlement of loans	3,443	4,103
Accrued interest	4,261	2,835
Due from servicers	1,915	27,660
Total assets	861,662	691,096
Liabilities:
Securitized debt obligations of consolidated VIEs, net	598,148	492,942
Total liabilities	598,148	492,942
Equity	$263,514	$198,154

Assets of Unconsolidated VIEs

The following table reflects our variable interests in identified VIEs, of which we are not the primary beneficiary, as of December 31, 2017:

(In Thousands)	Carrying Amount	Maximum Exposure to Loss(1)
Assets:
Mortgage backed securities, at fair value(2)	$38,568	$38,568
Investment in unconsolidated joint venture	55,369	55,369
Total assets in unconsolidated VIEs	$93,937	93,937
(1) Maximum exposure to loss is limited to the greater of the fair value or carrying value of the assets as of the consolidated balance sheet date.
(2) Retained interest in Freddie Mac sponsored securitizations.

Note 23 – Stockholders’ Equity

Common stock dividends

The following table presents cash dividends declared by our board of directors on our common stock from January 1, 2016 through December 31, 2017:

			Dividend per
Declaration Date	Record Date	Payment Date	Share
May 20, 2016	June 3, 2016	June 17, 2016	$0.45	(1)
August 23, 2016	September 2, 2016	September 16, 2016	$0.45	(1)
October 11, 2016	October 14, 2016	October 25, 2016	$0.36	(1)
December 21, 2016	December 30, 2016	January 27, 2017	$0.35
March 14, 2017	March 31, 2017	April 13, 2017	$0.37
June 15, 2017	June 30, 2017	July 31, 2017	$0.37
September 12, 2017	September 29, 2017	October 20, 2017	$0.37
December 13, 2017	December 29, 2017	January 31, 2018	$0.37
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

During the first quarter of 2017, the Company issued restricted stock units (“RSUs”) to its independent directors as compensation for their service on the board of directors. RSUs are awarded at no cost to the recipient upon their grant. Each of our four independent directors received a one-time grant of 5,000 RSUs vesting immediately on a one-for-one basis for 5,000 shares of our common stock. Each independent director also received an annual grant of 5,000 RSUs that vested or will vest on a one-for-one basis for shares of our common stock in equal quarterly installments over a one year period ending December 31, 2017. The shares of stock associated with RSUs are not issued and are unvested until the directors, officers or employees meet certain vesting conditions and earn the right to those shares. Dividend equivalent rights will be paid on unvested RSUs at the same rate and at the same time as dividends on the Company’s common stock.

During the second quarter of 2017, the Company issued restricted stock awards (“RSAs”) to certain employees as compensation for their employment services. The RSAs are awarded at no cost to the recipient upon their grant. A total of

25,851 shares were awarded and will vest in equal installments over a three year period ending May 9, 2020. The shares of stock were issued during the second quarter of 2017, but remain unvested until those service conditions are met, where upon such employees will then earn the right to such shares. Dividend equivalent rights will be paid on unvested RSAs at the same rate and at the same time as dividends on the Company’s common stock.

The Company’s current policy for issuing shares upon settlement of stock-based incentive awards is to issue new shares.

The fair value of the RSUs and RSAs granted, which is determined based upon the stock price on the grant date, is recorded as compensation expense on a straight-line basis over the vesting periods for the awards, with an offsetting increase in stockholders’ equity.

The following table summarizes the Company’s RSU and RSA activity for the year ended December 31, 2017:

	Independent Director RSUs			Employee RSAs
(In Thousands, except share data)	Number of Shares	Weighted-average grant date fair value	Weighted-average grant date fair value (per share)	Number of Shares	Weighted-average grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, January 1	—	$—	$—	—	$—	$—
Granted	40,000	580	14.50	—	—	—
Vested	(25,000)	(363)	14.50	—	—	—
Forfeited	—	—	—	—	—	—
Canceled	—	—	—	—	—	—
Outstanding, March 31, 2017	15,000	$217	$14.50	—	$—	$—
Granted	—	—	—	25,851	380	14.70
Vested	(5,000)	(72)	14.50	—	—	—
Forfeited	—	—	—	—	—	—
Canceled	—	—	—	—	—	—
Outstanding, June 30, 2017	10,000	$145	$14.50	25,851	$380	$14.70
Granted	—	—	—	—	—	—
Vested	(5,000)	(72)	14.50	—	—	—
Forfeited	—	—	—	—	—	—
Canceled	—	—	—	—	—	—
Outstanding, September 30, 2017	5,000	$73	$14.50	25,851	$380	$14.70
Granted	—	—	—	—	—	—
Vested	(5,000)	(73)	14.50	—	—	—
Forfeited	—	—	—	—	—	—
Canceled	—	—	—	—	—	—
Outstanding, December 31, 2017	—	$—	$—	25,851	$380	$14.70

During the year ended December 31, 2017, the Company recognized $0.7 million of noncash compensation expense related to its stock-based incentive plan in our consolidated statements of income.

As of December 31, 2017, approximately $0.3 million of noncash compensation expense related to unvested awards had not yet been charged to net income. These costs are expected to be amortized into compensation expense ratably over the course of the remainder of the respective vesting periods.

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

	Year Ended December 31,
(In Thousands, except for share and per share amounts)	2017	2016		2015
Basic Earnings
Continuing Operations
Income from continuing operations	$45,814	$55,564		$45,421
Less: Income attributable to non-controlling interest	2,524	4,237		4,385
Less: Income attributable to participating shares	62	-		-
Basic - Income from continuing operations	$43,228	$51,327		$41,036

Discontinued Operations
Loss from discontinued operations	-	(2,158)		(653)
Basic — Net income attributable to common stockholders after allocation to participating shares	$43,228	$49,169		$40,383

Diluted Earnings
Continuing Operations
Basic — Income from continuing operations	$45,814	$55,564		$45,421
Less: Income attributable to non-controlling interest	2,524	4,237		4,385
Less: Income attributable to participating shares	62	-		-
Diluted — Income from continuing operations	$43,228	$51,327		$41,036

Discontinued Operations
Basic — Loss from discontinued operations	-	(2,158)		(653)
Diluted — Net income attributable to common stockholders after allocation to participating shares	$43,228	$49,169		$40,383

Number of Shares
Basic — Average shares outstanding	31,350,102	26,647,981	(1)	25,287,277	(1)
Effect of dilutive securities — Unvested participating shares	1,509	-		-
Diluted — Average shares outstanding	31,351,611	26,647,981		25,287,277

Basic
Income from continuing operations	$1.38	$1.93		$1.62
Loss from discontinued operations	-	(0.08)		(0.03)

Diluted
Income from continuing operations	$1.38	$1.93		$1.62
Loss from discontinued operations	-	(0.08)		(0.03)
(1) Retroactively adjusted for the equivalent number of shares after the reverse acquisition using an exchange rate of 0.8356.

Participating unvested RSUs were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Additionally, as of December 31, 2017, there are potential shares of common stock contingently issuable upon the conversion of the Convertible Notes in the future. The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash. Based on this assessment, the Company determined that it would be appropriate to apply a method similar to the treasury stock method, such that contingently issuable common stock is assessed quarterly along with our other potentially dilutive instruments. In order to compute the dilutive effect, the number of shares included in the denominator of diluted EPS is determined by dividing the “conversion spread value” of the share-settled portion (value above accreted value of face value and interest component) of the instrument by the share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the bond upon an assumed conversion. As of December 31, 2017, the conversion spread value is currently zero, since the closing price of our common stock does not exceed the conversion rate (strike price) and is “out-of-the-money”, resulting in no impact on diluted EPS.

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

one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the Operating Partnership is reduced and the Company's equity is increased. At December 31, 2017 and 2016, the non-controlling interest OP unit holders owned 1,150,827 and 2,349,561, OP units, respectively, or 3.5% and 7.1% of the OP units issued by our operating partnership.

Note 25 – Interest Income and Interest Expense

Interest income and interest expense are recorded in the consolidated statements of income and classified based on the nature of the underlying asset or liability.

The following table presents the components of interest income and expense:

	Year Ended December 31,
(In Thousands)	2017	2016	2015
Interest income
Loans
Acquired SBA 7(a) loans	$37,110	$46,417	$54,565
Acquired loans	34,720	44,122	50,920
Originated Transitional loans	25,323	8,608	1,698
Originated SBC loans, at fair value	7,769	13,457	14,858
Originated SBC loans	22,564	17,902	14,793
Originated SBA 7(a) loans	998	—	—
Originated Residential Agency loans	255	—	—
Total loans (1)	$128,739	$130,506	$136,834
Held for sale, at fair value, loans
Originated Residential Agency loans	$3,723	$709	$—
Originated Freddie loans	1,507	619	—
Originated SBA 7(a) loans	—	—	40
Acquired loans	993	299	—
Total loans, held for sale, at fair value	$6,223	$1,627	$40
Mortgage backed securities, at fair value	3,343	4,890	12,081
Total interest income	$138,305	$137,023	$148,955
Interest expense
Secured borrowings	$(26,092)	$(25,839)	$(24,481)
Securitized debt obligations of consolidated VIEs	(23,387)	(17,619)	(11,018)
Guaranteed loan financing	(13,435)	(13,971)	(12,307)
Senior secured note	(8,069)	—	—
Convertible note	(3,427)	—	—
Promissory note	(236)	(164)	—
Exchangeable senior notes	—	(179)	—
Total interest expense	$(74,646)	$(57,772)	$(47,806)
Net interest income before provision for loan losses	$63,659	$79,251	$101,149
(1) Includes interest income on loans in consolidated VIEs.

Note 26 – Segment Reporting

The Company reports its results of operations through the following four business segments: i) Loan Acquisitions, ii) SBC Originations, iii) SBA Originations, Acquisitions and Servicing, and iv) Residential Mortgage Banking. The Company’s organizational structure is based on a number of factors that the Chief Operating Decision Maker (“CODM”), the Chief Executive Officer (“CEO”), uses to evaluate, view, and run its business operations, which includes customer base and nature of loan program types. The segments are based on this organizational structure and the information reviewed by CODM and management to evaluate segment results.

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

Corporate - Other

Corporate - Other consists primarily of unallocated corporate financing, including interest expense relating to our senior secured and convertible notes on funds yet to be deployed, allocated employee compensation from our Manager, management and incentive fees paid to our Manager and other general corporate overhead expenses, as well as the provision for income taxes.

Segment Realignment

Effective at the beginning of the third quarter of 2017, the Company implemented organizational changes to align its segment financial reporting more closely with its current business practices. Securitization activities on originated SBC and SBA loans were transferred out of the Loan Acquisitions segment and into either the SBC originations or SBA originations, acquisitions, and servicing segment, based on loan type. The other change presents Corporate- Other amounts separately and no longer reflecting these amounts as part of the four business segments. Prior period numbers were revised to conform to the new segment alignment and to be consistent with our current period’s presentation.

In accordance with ASC 280, Segment Reporting, the Company has not included discontinued operations in the segment reporting. The Company uses segment income from continuing operations before provision for income taxes as the measure of profitability of its reportable segments.

Results of Business Segments and All Other

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the year ended December 31, 2017 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$37,198	$59,021	$38,108	$3,978	$—	$138,305
Interest expense	(16,741)	(35,121)	(16,098)	(3,145)	(3,541)	(74,646)
Net interest income before provision for loan losses	$20,457	$23,900	$22,010	$833	$(3,541)	$63,659
Provision for loan losses	(2,026)	(195)	(142)	—	—	(2,363)
Net interest income after provision for loan losses	$18,431	$23,705	$21,868	$833	$(3,541)	$61,296
Non-interest income
Gains on residential mortgage banking activities, net of variable loan expenses	$—	$—	$—	$41,700	$—	$41,700
Other income	2,814	3,983	1,513	148	—	8,458
Servicing income	197	824	4,624	17,349	—	22,994
Gain on bargain purchase	—	—	—	—	—	—
Total non-interest income	$3,011	$4,807	$6,137	$59,197	$—	$73,152
Non-interest expense
Employee compensation and benefits	(576)	(8,509)	(10,505)	(34,601)	(848)	(55,039)
Allocated employee compensation and benefits from related party	(384)	—	—	—	(3,459)	(3,843)
Professional fees	(1,501)	(1,351)	(1,973)	(865)	(3,231)	(8,921)
Management fees – related party	—	—	—	—	(8,059)	(8,059)
Loan servicing expense	(2,981)	(2,355)	1,454	(6,441)	—	(10,323)
Other operating expenses	(4,285)	(9,666)	(4,076)	(6,677)	(2,235)	(26,939)
Total non-interest expense	$(9,727)	$(21,881)	$(15,100)	$(48,584)	$(17,832)	$(113,124)
Net realized (loss) gain on financial instruments	(323)	9,665	9,509	—	478	19,329
Net unrealized gain (loss) on financial instruments	1,628	8,125	1,315	(4,000)	(68)	7,000
Income from continuing operations before provision for income taxes	$13,020	$24,421	$23,729	$7,446	$(20,963)	$47,653
Total Assets	$511,427	$1,154,509	$510,006	$324,392	$23,169	$2,523,503

Reportable segments for the year ended December 31, 2016 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$49,311	$40,586	$46,417	$709	$—	$137,023
Interest expense	(18,327)	(20,347)	(17,397)	(557)	(1,144)	(57,772)
Net interest income before provision for loan losses	$30,984	$20,239	$29,020	$152	$(1,144)	$79,251
Provision for loan losses	(6,419)	(86)	(1,314)	—	—	(7,819)
Net interest income after provision for loan losses	$24,565	$20,153	$27,706	$152	$(1,144)	$71,432
Non-interest income
Gains on residential mortgage banking activities, net of variable loan expenses	$—	$—	$—	$7,033	$—	$7,033
Other income	2,246	5,059	1,845	11	—	9,161
Servicing income	49	518	5,555	2,536	—	8,658
Gain on bargain purchase	—	—	—	—	15,218	15,218
Total non-interest income	$2,295	$5,577	$7,400	$9,580	$15,218	$40,070
Non-interest expense
Employee compensation and benefits	(337)	(9,359)	(9,391)	(5,578)	(162)	(24,827)
Allocated employee compensation and benefits from related party	(366)	—	—	—	(3,302)	(3,668)
Professional fees	(2,735)	(1,537)	(3,693)	359	(5,814)	(13,420)
Management fees – related party	—	—	—	—	(7,432)	(7,432)
Loan servicing expense	(2,743)	(1,348)	479	(999)	—	(4,611)
Other operating expenses	(3,604)	(6,864)	(3,798)	(1,074)	(1,840)	(17,180)
Total non-interest expense	$(9,785)	$(19,108)	$(16,403)	$(7,292)	$(18,550)	$(71,138)
Net realized (loss) gain on financial instruments	(293)	2,290	4,604	—	313	6,914
Net unrealized gain on financial instruments	4,528	6,424	—	6,917	68	17,937
Income from continuing operations before provision for income taxes	$21,310	$15,336	$23,307	$9,357	$(4,095)	$65,215
Total Assets	$542,643	$796,408	$593,091	$353,141	$319,984	$2,605,267

Reportable segments for the year ended December 31, 2015 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$63,001	$31,349	$54,605	$—	$—	$148,955
Interest expense	(17,404)	(11,538)	(18,233)	—	(631)	(47,806)
Net interest income before provision for loan losses	$45,597	$19,811	$36,372	$—	$(631)	$101,149
Provision for loan losses	(13,153)	—	(6,490)	—	—	(19,643)
Net interest income after provision for loan losses	$32,444	$19,811	$29,882	$—	$(631)	$81,506
Non-interest income
Gains on residential mortgage banking activities, net of variable loan expenses	$—	$—	$—	$—	$—	$—
Other income	583	2,938	10,910	—	—	14,431
Servicing income	418	139	4,576	—	—	5,133
Total non-interest income	$1,001	$3,077	$15,486	$—	$—	$19,564
Non-interest expense
Employee compensation and benefits	—	(9,291)	(9,510)	—	(148)	(18,949)
Allocated employee compensation and benefits from related party	(333)	—	—	—	(2,990)	(3,323)
Professional fees	(651)	(714)	(3,319)	—	(2,270)	(6,954)
Management fees – related party	—	—	—	—	(7,260)	(7,260)
Incentive fees – related party	—	—	—	—	(965)	(965)
Loan servicing expense	(4,829)	(969)	1,451	—	—	(4,347)
Other operating expenses	832	(5,578)	(3,402)	—	(3,806)	(11,954)
Total non-interest expense	$(4,981)	$(16,552)	$(14,780)	$—	$(17,439)	$(53,752)
Net realized (loss) gain on financial instruments	2,388	(3,534)	1,317	—	10	181
Net unrealized gain on financial instruments	(4,617)	10,353	—	—	(4)	5,732
Income from continuing operations before provision for income taxes	$26,235	$13,155	$31,905	$—	$(18,064)	$53,231
Total Assets	$711,618	$623,043	$745,131	$—	$249,989	$2,329,781

Note 27 – Discontinued Operations

In the fourth quarter of 2015, the Company determined Silverthread should be classified as held-for-sale due to management’s intent to sell the segment, the availability and active marketing of the segment for immediate sale and the high probability of a successful sale.

The sale of Silverthread closed in May of 2016, with an effective economic date of March 1, 2016. We negotiated an agreement with the buyer to receive $4.0 million. The net estimated receivable of $2.3 million is included in Receivable from Third Parties on the consolidated balance sheet as of December 31, 2017. Through the reporting date, $0.2 million of the balance has been received, and the remaining balance is expected in April of 2018. The operating results during the years ended December, 2017, 2016, and 2015 did not have a material impact on our consolidated financial statements.

As of December 31, 2017 and 2016, there were no assets or liabilities of the discontinued segment.

The primary components of discontinued operations are detailed in the table below:

	For the Year Ended December 31,
(In Thousands)	2017	2016	2015
Non-interest income (expense)
Commission income	$—	$2,984	$16,208
Property management income	—	263	2,034
Other	—	16	386
Total other income	$—	$3,263	$18,628
Employee compensation and benefits	—	(1,071)	(5,038)
Professional fees	—	(138)	(599)
Management fees – related party	—	—	—
Operating expenses
Acquisition costs	—	—	—
Commission expense	—	(1,844)	(10,596)
Technology expense	—	(171)	(871)
Rent expense	—	(268)	(1,607)
Tax expense	—	(3)	(33)
Recruiting, training, and travel expenses	—	(46)	(164)
Marketing expense	—	(29)	(70)
Insurance expense	—	—	—
Other	—	(536)	(3,103)
Total other operating expenses	$—	$(2,897)	$(16,444)
Loss on sale	—	(2,695)	(1,650)
Loss before income tax benefit	—	(3,538)	(5,103)
Income tax benefit	—	1,380	4,450
Loss on discontinued operations presented on the statements of income	$—	$(2,158)	$(653)

Note 28 – Quarterly Financial Data (Unaudited)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations (amounts in thousands, except per share amounts):

	March 31	June 30	September 30	December 31
2017
Interest income	$33,884	$33,248	$35,038	$36,135
Net interest income after provision for loan losses	$16,211	$15,859	$14,664	$14,562
Non-interest income (expense)	$(9,868)	$(9,102)	$(11,003)	$(9,999)
Net income from continuing operations	$9,557	$11,153	$12,374	$12,730
Net income	$9,557	$11,153	$12,374	$12,730
Net income attributable to Sutherland Asset Management Corporation	$8,856	$10,496	$11,841	$12,097
Earnings per share - Basic and diluted (1)	$0.29	$0.34	$0.37	$0.38

2016
Interest income	$37,866	$34,526	$31,890	$32,741
Net interest income after provision for loan losses	$21,381	$18,864	$17,305	$13,882
Non-interest income (expense)	$(9,685)	$(12,332)	$(11,863)	$2,703
Net income from continuing operations	$9,390	$8,724	$9,569	$27,881
Net income	$9,039	$8,724	$9,569	$26,074
Net income attributable to Sutherland Asset Management Corporation	$8,302	$8,021	$8,792	$24,054
Earnings per share - Basic and diluted (1)	$0.32	$0.31	$0.34	$0.83
(1) Retroactively adjusted for the equivalent number of shares after reverse acquisition using an exchange rate of 0.8356

Annual EPS may not equal the sum of each quarter’s EPS due to rounding and other computational factors.

Note 29 – Subsequent Events

On January 30, 2018, ReadyCap Holdings, LLC, an indirect wholly owned subsidiary of the Company, issued $40 million in 7.50% Senior Secured Notes due 2022 (the “Notes”) with identical terms (other than issue date, issue price, the first interest payment date and the date from which interest shall initially accrue) to the notes issued on February 13, 2017 (in an aggregate principal amount of $75 million) and June 13, 2017 (in an aggregate principal amount of $65 million).

In February 2018, the Company extended its borrowings pursuant to a repurchase agreement with Deutsche Bank AG through February 14, 2020. The Fifth Amended and Restated Master Repurchase Agreement has a $300 million maximum advance amount and a pricing rate of LIBOR plus 2.5% - 3.5% depending on asset type.

In March 2018, the Company extended one of our borrowings pursuant to a committed warehouse line of credit agreement used within our Residential mortgage banking business. The amended agreement has a maximum advance amount of $125 million and a pricing rate of LIBOR plus 2.1%.

In March 2018, the Company declared a first quarter cash dividend of $0.37 per share of common stock and OP unit for the quarter ended March 31, 2018 to common stockholders and OP unit holders of record as of March 31, 2018. The dividend is payable on April 30, 2018.

In March 2018, the Company completed the securitization of $165.0 million of fixed-rate SBC loans and issued $148.5  million of senior bonds at a weighted average pass-through rate of 3.8%.

Sutherland Asset Management Corporation

Schedule IV – Mortgage Loans on Real Estate

There are no individual loans that exceed 1% of the total carrying amount of all mortgages. For applicable information on our loan portfolio for the years ended December 31, 2017 and December 31, 2016, such as description, interest rates, maturities, payment terms, face amount, carrying amount, delinquencies, and geographic locations, refer to the loan disclosures in Note 6 of our Consolidated Financial Statements.

Reconciliation of mortgage loans on real estate:

The following tables reconcile mortgage loans on real estate, including loans in consolidated VIEs, from December 31, 2015 to December 31, 2017 ($ in thousands):

	Loans, net	Loans, held for sale, at fair value	Total Loan Receivables

Balance at December 31, 2015	$1,716,072	$-	$1,716,072
Origination of loan receivables	315,339	621,343	936,682
Purchases of loan receivables	98,683	-	98,683
Loans acquired in connection with reverse merger	-	189,197	189,197
Proceeds from disposition and principal payment of loan receivables	(479,965)	(645,954)	(1,125,919)
Net realized gain (loss) on sale of loan receivables	6,349	14,342	20,691
Net unrealized gain (loss) on loan receivables	4,131	(2,982)	1,149
Non-cash proceeds on creation of MSR	(951)	(5,166)	(6,117)
Accretion/amortization of discount, premium and other fees	26,809	-	26,809
Transfers	(11,968)	11,017	(951)
Provision for loan losses	(7,819)	-	(7,819)
Balance at December 31, 2016	$1,666,680	$181,797	$1,848,477

	Loans, net	Loans, held for sale, at fair value	Total Loan Receivables

Balance at December 31, 2016	$1,666,680	$181,797	$1,848,477
Origination of loan receivables	454,975	2,508,153	2,963,128
Purchases of loan receivables	147,327	11,195	158,522
Proceeds from disposition and principal payment of loan receivables	(422,059)	(2,571,583)	(2,993,642)
Net realized gain (loss) on sale of loan receivables	(3,203)	78,798	75,595
Net unrealized gain (loss) on loan receivables	5,328	3,537	8,865
Accretion/amortization of discount, premium and other fees	13,825	-	13,825
Transfers	(6,410)	4,124	(2,286)
Provision for loan losses	(2,363)	-	(2,363)
Balance at December 31, 2017	$1,854,100	$216,021	$2,070,121

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, the Company’s management believes that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria.

There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information.

None noted.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information regarding our executive officers required by Item 401 of Regulation S-K is located under Part I, Item 1 within the caption "Executive Officers of the Company" of this annual report on Form 10-K.

The information regarding our directors and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our 2017 annual meeting of stockholders (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2017.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

The information regarding certain matters pertaining to our corporate governance required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

Item 11.  Executive Compensation.

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on our equity compensation plan information and beneficial ownership required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

Item 14.  Principal Accountant Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2017.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Documents filed as part of the report

The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements:

Our consolidated financial statements, together with the independent registered public accounting firm's report thereon, are set forth on pages 111 through 176 of this annual report on Form 10-K and are incorporated herein by reference.  See Item 8, "Financial Statements and Supplementary Data," filed herewith, for a list of financial statements.

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

3.1*		Articles of Amendment and Restatement of ZAIS Financial Corp. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-185938)

3.2*		Articles Supplementary of ZAIS Financial Corp. (incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-185938)

3.3*		Articles of Amendment and Restatement of Sutherland Asset Management Corporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 4, 2016)

3.4*		Amended and Restated Bylaws of ZAIS Financial Corp. (incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K filed on March 13, 2014)
3.5	*	Amended and Restated Bylaws of Sutherland Asset Management Corporation (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10-K filed on March 15, 2017)

4.1	*	Specimen Common Stock Certificate of Sutherland Asset Management Corporation (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10-K filed on March 15, 2017)

4.2*

Indenture, dated February 13, 2017, by and among ReadyCap Holdings, LLC, as issuer, Sutherland Asset Management Corporation, Sutherland Partners, L.P., Sutherland Asset I, LLC and ReadyCap Commercial, LLC, each as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed February 13, 2017)

4.3*

First Supplemental Indenture, dated February 13, 2017, by and among ReadyCap Holdings, LLC, as issuer, Sutherland Asset Management Corporation, Sutherland Partners, L.P., Sutherland Asset I, LLC, ReadyCap Commercial, LLC, each as guarantors and U.S. Bank National Association, as trustee and as collateral agent, including the form of 7.5% Senior Secured Notes due 2022 and the related guarantees (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed February 13, 2017)

4.4*

Indenture, dated as of August 9, 2017, by and between Sutherland Asset Management Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed August 9, 2017)

4.5*

First Supplemental Indenture, dated as of August 9, 2017, by and between Sutherland Asset Management Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed August 9, 2017)

10.1*

Master Repurchase Agreement, dated May 8, 2014, between Waterfall Commercial Depositor LLC, Sutherland Asset I, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K filed on March 15, 2017)

10.2*

Amendment Number Four to the Master Repurchase Agreement, dated June 17, 2016, between Waterfall Commercial Depositor LLC, Sutherland Asset I, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K filed on March 15, 2017)

10.3*

Agreement and Plan of Merger dated August 5, 2014, by and among ZFC Honeybee TRS, LLC, ZFC Honeybee Acquisitions, LLC, GMFS LLC, Honeyrep, LLC, solely in its capacity as the Securityholder Representative and ZAIS Financial Corp., as guarantor (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on August 6, 2014)

10.4	*

Master Loan and Security Agreement, dated June 27, 2014, by and among ReadyCap Lending, LLC, Sutherland Asset I, LLC, Sutherland Asset Management Corporation and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K filed on March 15, 2017)

10.5*

Termination Agreement, dated as of April 6, 2016, among ZAIS Financial Corp., ZAIS Financial Partners, L.P., ZAIS Asset I, LLC, ZAIS Asset II, LLC, ZAIS Asset III, LLC, ZAIS Asset IV, LLC, ZFC Funding, Inc., ZFC Trust, ZFC Trust TRS I, LLC, ZAIS REIT Management, LLC and Sutherland Asset Management Corporation (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed April 7, 2016)

10.6*

Amended and Restated Management Agreement, dated as of May 9, 2016, among ZAIS Financial Corp, ZAIS Financial Partners, L.P., ZAIS Merger Sub, LLC, Sutherland Asset I, LLC, Sutherland Asset II, LLC, SAMC REO 2013-01, LLC, ZAIS Asset I, LLC, ZAIS Asset II, LLC, ZAIS Asset III, LLC, ZAIS Asset IV, LLC, ZFC Funding, Inc., ZFC Trust, ZFC Trust TRS I, LLC, and Waterfall Asset Management, LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed May 9, 2016)

10.7*

Master Repurchase Agreement, dated June 30, 2016, by and among Sutherland Asset I, LLC, Sutherland 2016-1 JPM Grantor Trust, Sutherland Asset Management Corporation and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed on March 15, 2017)

10.8*

Amended and Restated Agreement of Limited Partnership of Sutherland Partners, L.P., dated as of October 31, 2016, by and among Sutherland Asset Management Corporation, as General Partner, and the limited partners listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed November 4, 2016)

10.9*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed November 4, 2016)

10.10*	Sutherland Asset Management Corporation 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K filed November 4, 2016)

10.11*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Registrant's Form S-8 (Registration No. 333-216988))
10.12	Form of Restricted Stock Award Agreement
10.13*

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

10.14*

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

Sutherland Asset Management Corporation

Date: March 16, 2018	By:	/s/ Thomas E. Capasse
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

Date: March 16, 2018	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board and Chief Executive
Officer
(Principal Executive Officer)

Date: March 16, 2018	By:	/s/ Jack J. Ross
Jack J. Ross
President and Director

Date: March 16, 2018	By:	/s/ Frederick C. Herbst
Frederick C. Herbst
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: March 16, 2018	By:	/s/ Frank P. Filipps
Frank P. Filipps
Director

Date: March 16, 2018	By:	/s/ Todd M. Sinai
Todd M. Sinai
Director

Date: March 16, 2018	By:	/s/ J. Mitchell Reese
J. Mitchell Reese
Director

Date: March 16, 2018	By:	/s/ David Holman
David Holman
Director