Form 10-Q
period 2018-03-31
Sutherland Asset Management Corp
filed 2018-05-10
CIK 1527590

p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The Company has 31,996,440 shares of common stock, par value $0.0001 per share, outstanding as of March 31, 2018.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SUTHERLAND ASSET MANAGEMENT CORPORATION

unaudited CONSOLIDATED BALANCE SHEETS

(In Thousands)	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$86,773	$63,425
Restricted cash	13,964	11,666
Loans, net (including $40,430 and $188,150 held at fair value)	1,057,034	1,017,920
Loans, held for sale, at fair value	160,999	216,022
Mortgage backed securities, at fair value	47,181	39,922
Loans eligible for repurchase from Ginnie Mae	81,484	95,158
Investment in unconsolidated joint venture	50,229	55,369
Derivative instruments	5,022	4,725
Servicing rights (including $81,591 and $72,295 held at fair value)	104,613	94,038
Receivable from third parties	11,064	6,756
Other assets	53,592	56,840
Assets of consolidated VIEs	968,999	861,662
Total Assets	$2,640,954	$2,523,503
Liabilities
Secured borrowings	657,233	631,286
Promissory note	5,883	6,107
Securitized debt obligations of consolidated VIEs, net	679,871	598,148
Convertible notes, net	109,226	108,991
Senior secured notes, net	178,688	138,078
Guaranteed loan financing	278,500	293,045
Contingent consideration	10,732	10,016
Liabilities for loans eligible for repurchase from Ginnie Mae	81,484	95,158
Derivative instruments	756	282
Dividends payable	12,335	12,289
Accounts payable and other accrued liabilities	64,490	74,636
Total Liabilities	$2,079,198	$1,968,036
Stockholders’ Equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 31,996,440 and 31,996,440 shares issued and outstanding, respectively	3	3
Additional paid-in capital	539,457	539,455
Retained earnings (deficit)	2,559	(3,385)
Total Sutherland Asset Management Corporation equity	542,019	536,073
Non-controlling interests	19,737	19,394
Total Stockholders’ Equity	$561,756	$555,467
Total Liabilities and Stockholders’ Equity	$2,640,954	$2,523,503

See Notes To Unaudited Consolidated Financial Statements

SUTHERLAND ASSET MANAGEMENT CORPORATION

Unaudited CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In Thousands, except share data)	2018	2017
Interest income	$37,150	$33,884
Interest expense	(22,666)	(16,441)
Net interest income before provision for loan losses	$14,484	$17,443
Provision for loan losses	(167)	(1,232)
Net interest income after provision for loan losses	$14,317	$16,211
Non-interest income
Gains on residential mortgage banking activities, net of variable loan expenses	11,734	10,509
Other income	1,334	840
Income on unconsolidated joint venture	5,739	—
Servicing income, net of amortization and impairment of $1,350 and $2,765	6,410	4,442
Total non-interest income	$25,217	$15,791
Non-interest expense
Employee compensation and benefits	(15,320)	(13,464)
Allocated employee compensation and benefits from related party	(1,200)	(1,012)
Professional fees	(2,648)	(2,159)
Management fees – related party	(2,013)	(1,977)
Incentive fees – related party	(408)	—
Loan servicing expense	(4,093)	(1,513)
Other operating expenses	(8,011)	(5,534)
Total non-interest expense	$(33,693)	$(25,659)
Net realized gain on financial instruments	12,232	2,966
Net unrealized gain on financial instruments	3,008	1,282
Income before provision for income taxes	$21,081	$10,591
Provision for income taxes	(2,563)	(1,034)
Net income	$18,518	$9,557
Less: Net income attributable to non-controlling interest	664	701
Net income attributable to Sutherland Asset Management Corporation	$17,854	$8,856

Earnings per basic common share	$0.56	$0.29
Earnings per diluted common share	$0.56	$0.29

Weighted-average shares outstanding
Basic	32,036,504	30,549,806
Diluted	32,045,844	30,549,806

Dividends declared per share of common stock	$0.37	$0.37

See Notes To Unaudited Consolidated Financial Statements

SUTHERLAND ASSET MANAGEMENT CORPORATION

Unaudited CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Retained	Total Sutherland
	Common Stock		Preferred Stock		Additional Paid-	Earnings	Asset Management	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	Shares	Par Value	In Capital	(Deficit)	Corporation equity	Interests	Equity
Balance at January 1, 2017	30,549,084	$3	—	$—	$513,295	$(201)	$513,097	$39,005	$552,102
Dividend declared on common stock ($0.37 per share)	—	—	—	—	—	(11,303)	(11,303)	—	(11,303)
Dividend declared on OP units	—	—	—	—	—	—	—	(859)	(859)
Stock-based compensation	—	—	—	—	363	—	363	—	363
Net Income	—	—	—	—	—	8,856	8,856	701	9,557
Balance at March 31, 2017	30,549,084	$3	—	$—	$513,658	$(2,648)	$511,013	$38,847	$549,860

				Retained	Total Sutherland
	Common Stock		Additional Paid-	Earnings	Asset Management	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	In Capital	(Deficit)	Corporation equity	Interests	Equity
Balance at January 1, 2018	31,996,440	$3	$539,455	$(3,385)	$536,073	$19,394	$555,467
Dividend declared on common stock ($0.37 per share)	—	—	—	(11,910)	(11,910)	—	(11,910)
Dividend declared on OP units	—	—	—	—	—	(425)	(425)
Contributions, net	—	—	—	—	—	107	107
Equity component of 2017 convertible note issuance	—	—	(78)	—	(78)	(3)	(81)
Stock-based compensation	—	—	80	—	80	—	80
Net Income	—	—	—	17,854	17,854	664	18,518
Balance at March 31, 2018	31,996,440	$3	$539,457	$2,559	$542,019	$19,737	$561,756

See Notes To Unaudited Consolidated Financial Statements

SUTHERLAND ASSET MANAGEMENT CORPORATION

Unaudited CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
(In Thousands, except share information)	2018	2017
Cash Flows From Operating Activities:
Net income	$18,518	$9,557
Adjustments to reconcile net income to net cash provided (used in) operating activities:
Discount accretion and premium amortization of financial instruments, net	(2,038)	(2,476)
Amortization of guaranteed loan financing, deferred financing costs, and intangible assets	3,492	4,948
Provision for loan losses	167	1,232
Charge off of real estate acquired in settlement of loans	19	103
Increase (decrease) in repair and denial reserve	110	(263)
Purchase of short-term investments	—	(639,481)
Proceeds from sale or maturity of short-term investments	—	719,948
Net settlement of derivative instruments	4,556	(225)
Purchase of loans, held for sale, at fair value	—	(5,909)
Origination of loans, held for sale, at fair value	(610,502)	(550,084)
Proceeds from disposition and principal payments of loans, held for sale, at fair value	677,401	594,875
Income on unconsolidated joint venture	1,048	—
Gain on sale of mortgages held for sale included in Gains on residential mortgage banking activities, net of variable loan expenses	(6,279)	(13,394)
Gain (loss) on derivatives included in Gains on residential mortgage banking activities, net of variable loan expenses	(1,162)	1,576
Creation of servicing rights, net of payoffs	(4,408)	(3,803)
Net realized gains on financial instruments	(12,232)	(2,966)
Net unrealized gains on financial instruments	(3,008)	(1,282)
Net changes in operating assets and liabilities
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	(8,261)	24,675
Receivable from third parties	(4,308)	(104,001)
Other assets	5,122	(11,576)
Accounts payable and other accrued liabilities	(10,013)	(5,998)
Net cash provided by operating activities	48,222	15,456
Cash Flow From Investing Activities:
Origination of loans	(118,945)	(79,349)
Purchase of loans	(142,000)	(5,577)
Purchase of mortgage backed securities, at fair value	(10,419)	—
Purchase of real estate	(191)	—
Proceeds on unconsolidated joint venture in excess of earnings recognized	4,092	—
Payment of liability under participation agreements, net of proceeds received	(81)	(487)
Proceeds from disposition and principal payment of loans	116,836	106,989
Proceeds from sale and principal payment of mortgage backed securities, at fair value	3,662	1,224
Proceeds from sale of real estate	614	577
Net cash (used in) provided by investing activities	(146,432)	23,377
Cash Flows From Financing Activities:
Proceeds from secured borrowings	938,671	1,733,946
Proceeds from issuance of securitized debt obligations of consolidated VIEs	155,951	—
Proceeds from senior secured note offering	41,328	75,000
Payment of secured borrowings	(912,724)	(1,762,134)
Payment of securitized debt obligations of consolidated VIEs	(65,161)	(59,512)
Payment of guaranteed loan financing	(17,360)	(31,903)
Payment of promissory note	(224)	(332)
Payment of deferred financing costs	(4,443)	(2,377)
Contributions, net	107	—
Dividend payments	(12,289)	(11,505)
Net cash (used in) provided by financing activities	123,856	(58,817)
Net increase (decrease) in cash, cash equivalents, and restricted cash	25,646	(19,984)
Cash, cash equivalents, and restricted cash at beginning of period	75,091	79,756
Cash, cash equivalents, and restricted cash at end of period	$100,737	$59,772

Supplemental disclosure of operating cash flow
Cash paid for interest	$23,135	$14,632
Cash paid for income taxes	$796	$480
Stock-based compensation	$151	$363
Supplemental disclosure of non-cash investing activities
Loans transferred from Loans, held for sale, at fair value to Loans, net	$333	$—
Loans transferred from Loans, net to Loans, held for sale, at fair value	$—	$5,606

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

Sutherland Partners, LP (the “Operating Partnership”) holds substantially all of our assets and conducts substantially all of our business. As of March 31, 2018 and December 31, 2017, the Company owned approximately 96.5%, of the operating partnership units (“OP units”) of the Operating Partnership. The Company, as sole general partner of the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Therefore, the Company consolidates the Operating Partnership.

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

Note 2 – Basis of Presentation

The unaudited interim consolidated financial statements presented herein are as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017.  These unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”)—as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the U.S. Securities and Exchange Commission.

The accompanying unaudited interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete consolidated financial statements. These interim unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company's audited financial statements for the years ended December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, disclosed within the most recently filed 2017 annual report on Form 10-K.

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

As described in Note 4, the impact of the retrospective adoption of Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash, resulted in revisions to prior period numbers to conform with the updated accounting standard and our current period’s presentation.

As described in Note 9, the historical results of our Residential mortgage banking segment has been reclassified in the unaudited interim consolidated statements of income to conform to our current period’s presentation of Gains on residential mortgage banking activities, net of variable loan expenses.

As described in Note 25, effective at the beginning of the third quarter of 2017, the Company implemented organizational changes to align its segment financial reporting more closely with its current business practices. These organizational changes resulted in securitization activities on originated SBC and SBA loans being transferred out of the Loan Acquisitions segment and into either the SBC originations or SBA originations, acquisitions, and servicing segment, based on the loan type. These organizational changes also resulted in the Company presenting Corporate- Other amounts separately and no longer reflecting these amounts as part of the four business segments. Prior period numbers were revised to conform to the new segment alignment and to be consistent with our current period’s presentation.

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

As of March 31, 2018 and December 31, 2017, the Company had $0.6 million in money market mutual funds, and substantially all of the Company’s cash and cash equivalents not held in money market funds were comprised of cash balances with banks that are in excess of the Federal Deposit Insurance Corporation insurance limits.

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

Although permitted under certain circumstances, generally the Company does not offset cash collateral receivable or payables against our gross derivative positions. As of March 31, 2018 there was no cash collateral receivable held for derivatives. As of December 31, 2017, the cash collateral receivable held for derivative instruments is $0.8 million and is included in restricted cash on the unaudited interim consolidated balance sheets.

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

Interest Rate Lock Commitments (“IRLCs”)

IRLCs are agreements under which GMFS agrees to extend credit to a borrower under certain specified terms and conditions in which the interest rate and the maximum amount of the loan are set prior to funding. Unrealized gains and losses on the IRLCs, reflected as derivative assets and derivative liabilities, respectively, are measured based on the value of the underlying mortgage loan, quoted government-sponsored enterprise Fannie Mae, Freddie Mac, and the Government National Mortgage Association ((“Ginnie Mae”), collectively, “GSEs”) or MBS prices, estimates of the fair value of the mortgage servicing rights (“MSRs”) and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees. The realized and unrealized gains or losses are reported on the unaudited interim consolidated statements of income as gains on residential mortgage banking activities, net of variable loan expenses. IRLCs are classified as Level 3 in the fair value hierarchy.

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

Servicing rights are recognized upon sale or securitization of loans if servicing is retained. For servicing rights, gains related to servicing rights retained is included in net realized gain/(loss) on the unaudited interim consolidated statements of income. For residential mortgage servicing rights, gains on servicing rights retained upon sale of a loan are included in gains on residential mortgage banking activities, net of variable loan expenses, on the unaudited interim consolidated statements of income.

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

The Company has elected to account for its portfolio of residential mortgage servicing rights (“MSRs”) at fair value. For these assets, the Company uses a third-party vendor to assist management in estimating the fair value. The third-party vendor uses a discounted cash flow approach which consists of projecting servicing cash flows discounted at a rate that management believes market participants would use in their determinations of fair value. The key assumptions used in the estimation of the fair value of MSRs include prepayment rates, discount rates, default rates, and cost of servicing rates. Residential MSRs are classified as Level 3 in the fair value hierarchy.

Intangible assets

Intangible assets are accounted for under ASC 350, Intangibles-Goodwill and Other. As of March 31, 2018 and December 31, 2017, the Company’s identifiable intangible assets include SBA license for our lending operations as well as a trade name, a favorable lease, and other licenses relating to our residential mortgage banking segement, obtained as part of the ZAIS Financial merger transaction. The Company determined that its SBA license has an indefinite life, while the other intangibles acquired as part of the ZAIS Financial merger transaction are finite-lived. The Company amortizes intangible assets with identified estimated useful lives on a straight-line basis over their estimated useful lives. The Company initially records its intangible assets at cost and subsequently tests for impairment on an annual basis. Intangible assets are included within other assets on the unaudited interim consolidated balance sheets.

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

Due from Servicers

The loan servicing activities of the Company’s SBC Loan Acquisitions and SBC Originations reportable segments are performed primarily by third-party servicers. SBA loans originated by and held at RCL are internally serviced. Residential mortgage loans originated by and held at GMFS are both serviced by third-party servicers and internally serviced. The Company’s servicers hold substantially all of the cash owned by the Company related to loan servicing activities. These amounts include principal and interest payments made by borrowers, net of advances and servicing fees. Cash is generally received within thirty days of recording the receivable.

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

Borrowing under repurchase agreements

Borrowings under repurchase agreements are accounted for under ASC 860, Transfers and Servicing. Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Through March 31, 2018, none of our repurchase agreements have been accounted for as components of linked transactions. All securities financed through a repurchase agreement have remained on our unaudited interim consolidated balance sheets as an asset and cash received from the lender was recorded on our unaudited interim consolidated balance sheets as a liability. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense on the unaudited interim consolidated statements of income.

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

Debt issuance costs related to securitizations are presented as a direct deduction from the carrying value of the related debt liability. Debt issuance costs are amortized using the effective interest method and are included in interest expense from securitized debt obligations on the unaudited interim consolidated financial statements.

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

Senior secured note, net

The Company accounts for secured debt offerings under ASC 470, Debt. Pursuant to the adoption of ASU 2015-03, the Company’s senior secured note is presented net of debt issuance costs. These senior secured notes are collateralized by loans, MBS, and retained interests of consolidated VIE’s. Interest paid and accrued in connection with senior secured notes is recorded as interest expense on the unaudited interim consolidated statements of income.

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

Variable Interest Entities

VIEs are entities that, by design, either (i) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties; or (ii) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. The entity that has a financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE. An entity is deemed to be the primary beneficiary of a VIE if the entity has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.

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

Non-controlling Interests

Non-controlling interests, which are presented on the unaudited interim consolidated balance sheets and the unaudited interim consolidated statements of income, represent direct investment in the Operating Partnership by Sutherland OP Holdings II, Ltd., which is managed by our Manager, and third parties.

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

Earnings per Share

We present both basic and diluted earnings per share (“EPS”) amounts in our unaudited interim statements of income. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from our share-based compensation, consisting of unvested restricted stock units (“RSUs”), unvested restricted stock awards (“RSAs”), as well as “in-the-money” conversion options associated with our outstanding convertible senior notes. Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period..

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

We provide for exposure in connection with uncertain tax positions, which requires significant judgment by management including determination, based on the weight of the tax law and available evidence, that it is more-likely-than-not that a tax result will be realized. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense on our unaudited interim consolidated statements of income. As of March 31, 2018 and December 31, 2017, we accrued no taxes, interest or penalties related to uncertain tax positions. In addition, we do not anticipate a change in this position in the next 12 months.

Revenue Recognition

On January 1, 2018, new accounting rules regarding revenue recognition became effective for public companies with a calendar fiscal year.  Under the new accounting rules regarding revenue, revenue is recognized upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized through the following five-step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

Since the updated guidance does not apply to revenue associated with financial instruments, including interest income, realized or unrealized gains on financial instruments, loan servicing fees, loan origination fees, among other revenue streams, the adoption of this standard did not have a material impact on our unaudited interim consolidated financial statements. The revenue recognition guidance also included revisions to existing accounting rules regarding the determination of whether a company is acting as a principal or agent in an arrangement and accounting for sales of nonfinancial assets where the seller has continuing involvement.  These additional revisions also did not materially impact the Company.

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

Financial Accounting Standards Board ("FASB") Standards adopted during 2018

Standard	Summary of guidance		Effects on financial statements
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)	

Outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.



Since the guidance does not apply to revenue associated with financial instruments, including loans and securities, and other contractual rights or obligations within the scope of ASC 860, Transfers and Servicing, the adoption of this standard on a modified retrospective basis on January 1, 2018 did not have a material impact on our consolidated financial statements.

Issued May 2014			
ASU 2017-09, Compensation—Stock Compensation (Topic 718) Scope of Modification Accounting		Provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.	

The adoption of this standard had no impact on our consolidated financial statements since there were no modifications. This ASU required prospective adoption, therefore, any future award changes will be evaluated under the amended guidance.

Issued May 2017			
ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments	

Provides guidance on the disclosure and classification of certain items within the statement of cash flows, including beneficial interests obtained in a securitization of financial assets, debt prepayment or extinguishment costs, and distributions received from equity-method investees.



The retrospective adoption of this standard did not have a material impact on our consolidated financial statements.  We chose the cumulative earnings approach for distributions received from equity method investees, which did not result in any changes in the way we account for such distributions.

Issued August 2016			
ASU 2016-16, Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other Than Inventory	

Requires that an entity recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time of the transfer instead of deferring the tax consequences until the asset has been sold to an outside party, as current GAAP requires.

				The modified retrospective adoption of this standard did not have a material impact on our consolidated financial statements.
Issued October 2016			
ASU 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business		This ASU results in most real estate acquisitions no longer being considered business combinations and instead being accounted for as asset acquisitions.	

The adoption of this standard did not have a material impact on our consolidated financial statements. This ASU required prospective adoption, therefore, any future acquisitions will be evaluated under the amended guidance.

Issued January 2017			
ASU 2017-05, Other Income – Gains and Losses from the De-recognition of Nonfinancial Assets		Requires that all entities account for the de-recognition of a business in accordance with ASC 810, including instances in which the business is considered in substance real estate.		The retrospective adoption of this standard did not have a material impact on our consolidated financial statements.
Issued February 2017			
ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash	

Requires that restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.



The adoption of this standard on a retrospective basis resulted in reclassifying restricted cash out of investing activities and now is included within cash and cash equivalents on the consolidated statement of cash flows. The following table shows the impact of the adoption of this guidance.

Issued November 2016			

(In Thousands)	Three months ended March 31, 2017
As previously reported under GAAP applicable at the time
Cash and cash equivalents at beginning of the period	$59,566
Net decrease in cash and cash equivalents	(19,566)
Cash and cash equivalents at end of the period	$40,000

As currently reported under ASU 2016-18
Cash and cash equivalents and restricted cash at beginning of the period	$79,756
Net decrease in cash and cash equivalents and restricted cash	(19,984)
Cash and cash equivalents and restricted cash at end of the period	$59,772

FASB Standards issued, but not yet adopted

Standard	Summary of guidance		Effects on financial statements
ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments	

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

Note 5 – Loans and Allowance for Loan Losses

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

Loan Portfolio

       The following table summarizes the classification, unpaid principal balance (“UPB”), and carrying value of loans held by the Company including loans of consolidated VIEs:

	March 31, 2018		December 31, 2017
Loans (In Thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Acquired SBA 7(a) loans	$313,382	$334,501	$331,083	$353,556
Acquired loans	316,938	334,143	191,327	209,694
Originated Transitional loans	297,863	300,123	246,076	248,190
Originated SBC loans, at fair value	40,430	39,833	188,150	182,045
Originated SBC loans	42,926	42,232	27,610	27,349
Originated SBA 7(a) loans	51,970	54,679	41,208	43,439
Originated Residential Agency loans	2,246	2,246	2,013	2,014
Total Loans, before allowance for loan losses	$1,065,755	$1,107,757	$1,027,467	$1,066,287
Allowance for loan losses	$(8,721)	—	$(9,547)	—
Total Loans, net	$1,057,034	$1,107,757	$1,017,920	$1,066,287
Loans in consolidated VIEs
Loans
Originated SBC loans	$509,575	$497,091	$382,873	$373,996
Acquired loans	176,366	190,021	189,545	204,497
Acquired SBA 7(a) loans	66,142	90,467	69,523	95,605
Originated Transitional loans	192,623	192,432	196,438	196,070
Total Loans, in consolidated VIEs, before allowance for loan losses	$944,706	$970,011	$838,379	$870,168
Allowance for loan losses on loans in consolidated VIEs	$(1,812)	—	$(2,199)	—
Total Loans, net, in consolidated VIEs	$942,894	$970,011	$836,180	$870,168
Total Loans, net, and Loans, net in consolidated VIEs	$1,999,928	$2,077,768	$1,854,100	$1,936,455
Loans, held for sale, at fair value
Originated Residential Agency loans	$86,741	$83,880	$129,096	$124,758
Originated Freddie Mac loans	49,270	48,519	67,591	66,642
Originated SBA 7(a) loans	23,776	21,927	16,791	15,472
Acquired loans	1,212	1,296	2,544	2,662
Total Loans, held for sale, at fair value	$160,999	$155,622	$216,022	$209,534
Total Loan portfolio	$2,160,927	$2,233,390	$2,070,122	$2,145,989

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

       The following tables display delinquency information on loans, net as of March 31, 2018 and December 31, 2017:

	March 31, 2018
Loans (In Thousands)	Current and less than 30 days past due	30-89 Days Past Due	90+ Days Past Due	Total Loans Carrying Value	Non-Accrual Loans	90+ Days Past Due but Accruing
Loans(1)(2)
Acquired SBA 7(a) loans	$358,760	$16,039	$2,245	$377,044	$17,497	$—
Acquired loans	464,476	5,185	17,534	487,195	10,257	8,743
Originated Transitional loans	490,486	—	—	490,486	—	—
Originated SBC loans, at fair value	35,704	4,726	—	40,430	—	—
Originated SBC loans	542,307	2,550	7,702	552,559	7,702	—
Originated SBA 7(a) loans	51,558	379	—	51,937	903	—
Originated Residential Agency loans	1,223	—	1,023	2,246	—	1,023
Total Loans, before general allowance for loans losses	$1,944,514	$28,879	$28,504	$2,001,897	$36,359	$9,766
General allowance for loan losses				$(1,969)
Total Loans, net				$1,999,928
Percentage of outstanding	97.2%	1.4%	1.4%	100%	1.8%	0.5%
(1) Loan balances include specific allowance for loan losses.
(2) Includes Loans, net in consolidated VIEs

	December 31, 2017
Loans (In Thousands)	Current and less than 30 days past due	30-89 Days Past Due	90+ Days Past Due	Total Loans Carrying Value	Non-Accrual Loans	90+ Days Past Due but Accruing
Loans(1)(2)
Acquired SBA 7(a) loans	$376,102	$15,953	$5,542	$397,597	$16,782	$176
Acquired loans	348,271	6,891	19,263	374,425	16,405	4,090
Originated Transitional loans	435,252	7,263	—	442,515	—	—
Originated SBC loans, at fair value	188,150	—	—	188,150	—	—
Originated SBC loans	402,004	7,702	608	410,314	608	—
Originated SBA 7(a) loans	40,871	311	—	41,182	671	—
Originated Residential Agency loans	1,226	—	787	2,013	289	498
Total Loans, before allowance for loans losses	$1,791,876	$38,120	$26,200	$1,856,196	$34,755	$4,764
General allowance for loan losses				$(2,096)
Total Loans, net				$1,854,100
Percentage of outstanding	96.5%	2.1%	1.4%	100%	1.9%	0.3%
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

The following tables presents quantitative information on the credit quality of loans, net as of March 31, 2018 and December 31, 2017:

	Loan-to-Value (a)
(In Thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
March 31, 2018
Loans(1) (2)
Acquired SBA 7(a) loans	$8,855	$38,782	$123,609	$98,577	$49,327	$57,894	$377,044
Acquired loans	71,577	139,433	137,111	85,562	26,761	26,751	487,195
Originated Transitional loans	—	21,695	150,593	278,117	26,893	13,188	490,486
Originated SBC loans, at fair value	—	11,938	6,881	6,123	15,488	—	40,430
Originated SBC loans	2,648	53,157	200,928	291,468	4,358	—	552,559
Originated SBA 7(a) loans	33	1,539	5,694	19,849	7,389	17,433	51,937
Originated Residential Agency loans	—	60	166	731	820	469	2,246
Total Loans, before general allowance for loans losses	$83,113	$266,604	$624,982	$780,427	$131,036	$115,735	$2,001,897
General allowance for loan losses							$(1,969)
Total Loans, net							$1,999,928
December 31, 2017
Loans(1) (2)
Acquired SBA 7(a) loans	$8,978	$37,880	$125,234	$106,199	$56,676	$62,630	$397,597
Acquired loans	54,463	102,498	114,010	67,037	18,745	17,672	374,425
Originated Transitional loans	—	26,735	171,227	212,830	21,639	10,084	442,515
Originated SBC loans, at fair value	—	17,294	31,245	115,653	21,245	2,713	188,150
Originated SBC loans	2,661	49,281	192,796	158,047	7,529	—	410,314
Originated SBA 7(a) loans	52	954	5,227	15,583	5,766	13,600	41,182
Originated Residential Agency loans	—	60	166	609	823	355	2,013
Total Loans, before allowance for loans losses	$66,154	$234,702	$639,905	$675,958	$132,423	$107,054	$1,856,196
General allowance for loan losses							$(2,096)
Total Loans, net							$1,854,100
(a) Loan-to-value is calculated as carrying amount as a percentage of current collateral value
(1) Loan balances include specific allowance for loan loss reserves.
(2) Includes Loans, net in consolidated VIEs

As of March 31, 2018 and December 31, 2017, the Company’s total carrying amount of loans in the foreclosure process was $0.2 million and $0.4 million, respectively.

The following table displays the geographic concentration of the Company’s loans, net, secured by real estate recorded on our unaudited interim consolidated balance sheets.

Geographic Concentration (Unpaid Principal Balance)	March 31, 2018	December 31, 2017
California	13.8%	13.5%
Texas	11.9	12.4
Florida	11.6	11.7
New York	6.9	6.8
Georgia	6.0	6.2
Arizona	4.0	5.1
Illinois	3.6	3.9
North Carolina	3.5	3.7
Pennsylvania	3.0	2.1
Ohio	2.6	2.7
Other	33.1	31.9
Total	100.0%	100.0%

The following table displays the collateral type concentration of the Company’s loans, net, on our unaudited interim consolidated balance sheets.

Collateral Concentration (Unpaid Principal Balance)	March 31, 2018	December 31, 2017
SBA(1)	23.1%	25.4%
Multi-family	21.4	21.1
Retail	17.7	17.6
Office	14.9	15.6
Industrial	7.9	6.9
Mixed Use	7.3	6.3
Lodging/Residential	2.7	2.9
Other	5.0	4.2
Total	100.0%	100.0%
(1) Further detail provided on SBA collateral concentration is included in table below.

The following table displays the collateral type concentration of the Company’s SBA loans within loans, net, on our unaudited interim consolidated balance sheets.

Collateral Concentration (Unpaid Principal Balance)	March 31, 2018	December 31, 2017
Offices of Physicians	16.2%	16.0%
Child Day Care Services	11.7	12.3
Lodging	10.7	10.5
Veterinarians	7.0	7.0
Eating Places	5.5	5.5
Grocery Stores	4.7	4.7
Auto	3.0	3.2
Funeral Service & Crematories	2.3	2.2
Accounting Auditing & Bookkeeping	2.1	2.1
Gasoline Service Stations	2.1	1.9
Other	34.7	34.6
Total	100.0%	100.0%

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

The following tables detail the allowance for loan losses by loan product and impairment methodology as of the unaudited interim consolidated balance sheet dates:

	March 31, 2018
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
General	$227	$338	$493	$510	$401	$1,969
Specific	-	-	416	1,062	33	1,511
PCI	-	-	5,635	1,418	-	7,053
Ending balance	$227	$338	$6,544	$2,990	$434	$10,533

	December 31, 2017
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
General	$468	$-	$819	$518	$291	$2,096
Specific	169	-	586	1,564	27	2,346
PCI	-	-	5,859	1,445	-	7,304
Ending balance	$637	$-	$7,264	$3,527	$318	$11,746

       The following tables detail the activity of the allowance for loan losses for loans:

	Three months ended March 31, 2018
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
Beginning balance	$637	$-	$7,264	$3,527	$318	$11,746
Provision for (Recoveries of) loan losses	(241)	338	139	(185)	116	167
Charge-offs and sales	(169)	-	(224)	(449)	-	(842)
Recoveries	-	-	(635)	97	-	(538)
Ending balance	$227	$338	$6,544	$2,990	$434	$10,533

	Three months ended March 31, 2017
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
Beginning balance	$804	$-	$10,150	$5,004	$172	$16,130
Provision for (Recoveries of) loan losses	38	-	680	356	158	1,232
Charge-offs and sales	-	-	(659)	(260)	-	(919)
Recoveries	-	-	(1,759)	-	-	(1,759)
Ending balance	$842	$-	$8,412	$5,100	$330	$14,684

Impaired Loans- Non-PCI loans

The Company considers a loan to be impaired when the Company does not expect to collect all the contractual and principal payments as scheduled in the loan agreements. Impaired loans include loans that have been modified in a TDR or loans that are placed on non-accrual status. All impaired loans are evaluated for an asset-specific allowance as described in Note 3.

(In Thousands)	March 31, 2018	December 31, 2017
Impaired loans
With an allowance	$8,933	$9,222
Without an allowance	21,929	12,659
Total recorded carrying value of impaired loans	$30,862	$21,881
Allowance for loan losses related to impaired loans	$(1,511)	$(2,346)
Unpaid principal balance of impaired loans	$36,484	$29,853
Impaired loans on non-accrual status	$29,010	$21,881

Average carrying value of impaired loans	$26,372	$28,693

	March 31, 2018	March 31, 2017
Interest income on impaired loans for the three months ended	$2	$3

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

The following table summarizes the recorded investment of TDRs on the unaudited interim consolidated balance sheet dates by loan type.

	March 31, 2018			December 31, 2017
(In Thousands)	SBC	SBA	Total	SBC	SBA	Total
Recorded carrying value modified loans classified as TDRs	$3,677	$12,820	$16,497	$3,727	$12,398	$16,125
Allowance for loan losses on loans classified as TDRs	$846	$505	$1,351	$883	$695	$1,578

Carrying value of modified loans classified as TDRs
Carrying value of modified loans classified as TDRs on accrual status	$2,296	$4,879	$7,175	$1,804	$4,791	$6,595
Carrying value of modified loans classified as TDRs on non-accrual status	1,381	7,941	9,322	1,923	7,607	9,530
Total carrying value of modified loans classified as TDRs	$3,677	$12,820	$16,497	$3,727	$12,398	$16,125

The following table summarizes the TDR activity that occurred during the three months ended March 31, 2018 and 2017 and the financial effects of these modifications.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(In Thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	-	11	11	9	4	13
Pre-modification recorded balance (a)	$-	$1,120	$1,120	$2,234	$522	$2,756
Post-modification recorded balance (a)	-	1,223	1,223	2,034	456	2,490

Number of loans that remain in default as of March 31, 2018 (b)	-	4	4	6	-	6
Balance of loans that remain in default as of March 31, 2018 (b)	$-	$239	$239	$1,179	$-	$1,179

Concession granted (a):
Term extension	$-	$1,135	$1,135	$13	$390	$403
Interest rate reduction	-	-	-	116	-	116
Principal reduction	-	-	-	656	-	656
Foreclosure	-	64	64	1,249	66	1,315
Total	$-	$1,199	$1,199	$2,034	$456	$2,490
(a) Represents carrying value.

(b) Represents the March 31, 2018 carrying values of the TDRs that occurred during the three months ended March 31, 2018 and 2017 that remained in default as of March 31, 2018. Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected.  For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

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

Loans, held-for-investment are accounted for under ASC 310-10 or ASC 310-30 depending on whether there is evidence of credit deterioration at the time of acquisition. The outstanding carrying amount of our held-for-investment loan portfolio broken down by ASC 310-10 (non-PCI loans) and ASC 310-30 (PCI loans) is as follows:

	March 31, 2018		December 31, 2017
	Non-PCI	PCI	Non-PCI	PCI
(In Thousands)	Loans	Loans	Loans	Loans
Unpaid principal balance	$1,915,622	$122,313	$1,624,395	$130,015
Non-accretable discount	—	(8,810)	—	(8,336)
Accretable discount	(38,100)	(20,994)	(44,629)	(23,749)
Loans, held-for-investment	1,877,522	92,509	1,579,766	97,930
Allowance for loan losses	(3,480)	(7,053)	(4,442)	(7,304)
Loans, held-for-investment	$1,874,042	$85,456	$1,575,324	$90,626

In the three months ended March 31, 2018 and 2017, the Company did not acquire any PCI loans.

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

	Three Months Ended March 31,
(In Thousands)	2018	2017
Beginning accretable discount- PCI loans	$23,749	$26,978
Purchases/Originations	—	—
Sales	(656)	(1,195)
Accretion	(1,709)	(1,198)
Other	411	471
Transfers	(801)	(835)
Ending accretable discount- PCI loans	$20,994	$24,221

Note 6 – Fair Value Measurements

The Company adopted the provisions of ASC 820 Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 established a fair value hierarchy that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment, the characteristics specific to the investment, and the state of the marketplace (including the existence and transparency of transactions between market participants). Investments with readily available, actively quoted prices, or for which fair value can be measured from actively quoted prices in an orderly market, will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Investments measured and reported at fair value are classified and disclosed into one of the following categories based on the inputs as follows:

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

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of March 31, 2018:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash held in money market funds	$633	$—	$—	$633
Loans, held for sale, at fair value	—	160,999	—	160,999
Loans, net, at fair value	—	—	40,430	40,430
Mortgage backed securities, at fair value	—	24,445	22,736	47,181
Derivative instruments, at fair value	—	1,552	3,470	5,022
Residential mortgage servicing rights, at fair value	—	—	81,591	81,591
Total assets	$633	$186,996	$148,227	$335,856

Liabilities:
Derivative instruments, at fair value	$—	$756	$—	$756
Contingent consideration	—	—	10,732	10,732
Total liabilities	$—	$756	$10,732	$11,488

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2017:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash held in money market funds	$632	$—	$—	$632
Loans, held for sale, at fair value	—	216,022	—	216,022
Loans, net, at fair value	—	—	188,150	188,150
Mortgage backed securities, at fair value	—	31,859	8,063	39,922
Derivative instruments, at fair value	—	2,898	1,827	4,725
Residential mortgage servicing rights, at fair value	—	—	72,295	72,295
Total assets	$632	$250,779	$270,335	$521,746

Liabilities:
Derivative instruments, at fair value	$—	$282	$—	$282
Contingent consideration	—	—	10,016	10,016
Total liabilities	$—	$282	$10,016	$10,298

The following table presents a summary of changes in the fair value of loans, held at fair value, classified as Level 3:

	Three Months Ended March 31,
(In Thousands)	2018	2017
Beginning Balance	$188,150	$81,592
Realized gains (losses), net	(3)	27
Unrealized gains (losses), net	(762)	630
Originations	150	27,499
Sales	—	(2,017)
Principal payments	(4,666)	(40)
Transfer to loans, held-for-investment	(142,439)	—
Ending Balance	$40,430	$107,691

Unrealized gains on loans, held at fair value held on March 31, 2018 and December 31, 2017 and classified as Level 3 were $0.6 million and $6.0 million, respectively.

The following table presents a summary of changes in the fair value of loans, held for sale, at fair value classified as Level 3:

	Three Months Ended March 31,
(In Thousands)	2018	2017
Beginning Balance	$—	$17,312
Realized gains, net	—	917
Unrealized gains, net	—	526
Originations	—	69,665
Sales	—	(54,116)
Principal payments	—	3,021
Ending Balance	$—	$37,325

The following table presents a summary of changes in the fair value of MBS, at fair value classified as Level 3:

	Three Months Ended March 31,
(In Thousands)	2018	2017
Beginning Balance	$8,063	$32,391
Accreted discount, net	21	54
Realized gains, net	123	189
Unrealized gains (losses), net	230	(45)
Sales / Principal payments	(517)	(1,224)
Transfer to (from) Level 3	14,816	—
Ending Balance	$22,736	$31,365

Unrealized gains (losses) on MBS at fair value held on March 31, 2018 and December 31, 2017 and classified as Level 3 were $0.4 million and $(0.6) million, respectively.

       Refer to “Note 8 – Servicing rights” for activity relating to the changes in the fair value of the Company’s residential mortgage servicing rights. Unrealized losses on residential mortgage servicing rights, at fair value held on March 31, 2018 and December 31, 2017 and classified as Level 3 were $3.6 million and $8.5 million, respectively.

The following table presents a summary of changes in the fair value of derivatives instruments, at fair value classified as Level 3, or interest rate lock commitments:

	Three Months Ended March 31,
(In Thousands)	2018	2017
Beginning Balance	$1,827	$2,690
Unrealized gains (losses)	1,643	(1,312)
Ending Balance	$3,470	$1,378

Unrealized losses on derivatives held on March 31, 2018 and December 31, 2017 and classified as Level 3 were $0.1 million and $1.7 million, respectively.

The following table presents a summary of changes in the fair value of contingent consideration classified as Level 3:

	Three Months Ended March 31,
(In Thousands)	2018	2017
Beginning Balance	$10,016	$14,487
Adjustment for legal settlement	634	(5,744)
Amortization	82	98
Ending Balance	$10,732	$8,841

As of March 31, 2018 and December 31, 2017, there was no unrealized gain (loss) on contingent consideration.

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

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level 3 of the fair value hierarchy as of March 31, 2018 using third party information without adjustment:

		Predominant			Weighted
		Valuation			Average Price
(In Thousands, except price)	Fair Value	Technique	Type	Price Range	(a)
Loans, held at fair value	$40,430	Single External Source	Third Party Mark	$101.50 – 101.50	$101.50
Mortgage backed securities, at fair value(b)	22,610	Broker Quotes	Third Party Mark	67.52 – 73.01	69.36
Mortgage backed securities, at fair value	126	Transaction Price	Transaction Price	99.00 – 99.00	99.00
Residential mortgage servicing rights, at fair value	81,591	Single external source	Discounted cash flow	N/A	N/A
Contingent consideration	10,732	Single external source	Discounted cash flow	N/A	N/A

(a)	Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class
(b)	Price ranges and weighted averages exclude interest-only strips with a fair value of $0.5 million as of March 31, 2018.

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level 3 of the fair value hierarchy as of December 31, 2017 using third-party information without adjustment:

		Predominant			Weighted
		Valuation			Average Price
(In Thousands, except price)	Fair Value	Technique	Type	Price Range	(a)
Loans, held at fair value	$188,150	Single External Source	Third Party Mark	$101.05 – 104.00	$103.35
Mortgage backed securities, at fair value (b)	7,937	Broker Quotes	Third Party Mark	70.92 – 70.92	70.92
Mortgage backed securities, at fair value	126	Transaction Price	Transaction Price	99.00 – 99.00	99.00
Residential mortgage servicing rights, at fair value	72,295	Single external source	Discounted cash flow	N/A	N/A
Contingent consideration	10,016	Single external source	Discounted cash flow	N/A	N/A

(a)	Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class
(b)	Price ranges and weighted averages exclude interest-only strips with a fair value of $0.5 million as of December 31, 2017.

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

Financial instruments not carried at fair value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the unaudited interim consolidated balance sheets and are classified as Level 3:

	March 31, 2018		December 31, 2017
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Loans, net	$1,959,498	$2,009,116	$1,665,950	$1,737,361
Investment in unconsolidated joint venture	50,229	50,229	55,369	55,369
Servicing rights	23,022	24,763	21,743	23,432
Total assets	$2,032,749	$2,084,108	$1,743,062	$1,816,162
Liabilities:
Secured borrowings	$657,233	$657,233	$631,286	$631,286
Promissory note	5,883	5,883	6,107	6,107
Securitized debt obligations of consolidated VIEs, net	679,871	695,610	598,148	613,676
Senior secured note, net	178,688	182,737	138,078	144,376
Guaranteed loan financing	278,500	291,340	293,045	306,964
Convertible note, net	109,226	98,721	108,991	108,301
Total liabilities	$1,909,401	$1,931,524	$1,775,655	$1,810,710

Other assets totaling $12.9 million at March 31, 2018 and $16.5 million at December 31, 2017 are not carried at fair value and include Due from servicers and Accrued interest, which are reflected in Note 17. Receivable from third parties totaling $11.1 million at March 31, 2018 and $6.8 million at December 31, 2017 are not carried at fair value. For these instruments, carrying value approximates fair value and are classified as Level 3.

Accounts payable and other accrued liabilities totaling $10.6 million at March 31, 2018 and $12.4 million at December 31, 2017 are not carried at fair value and include Payable to related parties and Accrued interest payable which are included in Note 17. For these instruments, carrying value approximates fair value and are classified as Level 3.

Note 7 – Mortgage Backed Securities

     The following table presents certain information about the Company’s MBS portfolio, which are classified as trading securities and carried at fair value, as of March 31, 2018.

	March 31, 2018
		Weighted
	Weighted	Average				Gross	Gross
	Average	Interest	Principal	Amortized		Unrealized	Unrealized
(In Thousands)	Maturity (a)	Rate (a)	Balance	Cost	Fair Value	Gains	Losses
MBS
Freddie Mac Loans	01/2036	5.1%	$61,509	$44,672	$45,856	$2,149	$(965)
Commercial Loans	06/2043	5.6	4,611	1,078	1,199	121	—
Tax Liens	09/2026	6.0	127	127	126	—	(1)
Total	07/2036	5.1%	$66,247	$45,877	$47,181	$2,270	$(966)

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

(a)	Weighted based on current principal balance

The following table presents certain information about the maturity of the Company’s MBS portfolio as of March 31, 2018.

	March 31, 2018
	Weighted
	Average
	Interest	Principal	Amortized
(In Thousands)	Rate (a)	Balance	Cost	Fair Value
After five years through ten years	10.3%	$6,434	$5,810	$6,483
After ten years	4.6	59,813	40,067	40,698
Total	5.1%	$66,247	$45,877	$47,181

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

(a)	Weighted based on current principal balance

Note 8 - Servicing rights

The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The Company’s servicing fees are specified by pooling and servicing Agreements.

The following table presents information about the Company’s portfolios of servicing rights:

	Three Months Ended March 31,
(In Thousands)	2018	2017
SBA servicing rights, at amortized cost
Beginning net carrying amount	$16,684	$20,275
Additions due to loans sold, servicing retained	692	218
Amortization	(886)	(1,108)
Impairment	(172)	(888)
Ending net carrying value of SBA servicing rights	$16,318	$18,497
Freddie Mac servicing rights, at amortized cost
Beginning net carrying amount	$5,059	$2,203
Additions due to loans sold, servicing retained	1,938	441
Amortization	(293)	(96)
Recovery (Impairment)	—	(673)
Ending net carrying value of Freddie Mac servicing rights	$6,704	$1,875
Ending net carrying value of SBA and Freddie Mac servicing rights, at amortized cost	$23,022	$20,372
Residential mortgage servicing rights, at fair value
Beginning Balance	$72,295	$61,376
Additions due to loans sold, servicing retained	5,706	5,052
Loan pay-offs	(1,298)	(1,250)
Unrealized gains (losses)	4,888	(553)
Ending fair value of residential mortgage servicing rights	$81,591	$64,625
Total servicing rights	$104,613	$84,997

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

The following table presents additional information about the Company’s SBA and Freddie Mac servicing rights:

	As of March 31, 2018		As of December 31, 2017
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Carrying Value	Amount	Carrying Value
SBA	$437,177	$16,318	$427,623	$16,684
Freddie Mac	676,928	6,704	559,823	5,059
Total	$1,114,105	$23,022	$987,446	$21,743

The significant assumptions used in the March 31, 2018 and December 31, 2017 estimated valuation of the Company’s SBA and Freddie Mac commercial servicing rights carried at amortized cost include:

	March 31, 2018				December 31, 2017
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA servicing rights (at amortized cost)
• Forward prepayment rate	2.9	-	20.0%	10.9%	2.4	-	20.5%	11.5%
• Forward default rate	0.0	-	9.4%	3.1%	0.0	-	9.5%	2.7%
• Discount rate	12.0	-	12.0%	12.0%	12.0	-	12.0%	12.0%
• Servicing expense	0.4	-	0.4%	0.4%	0.4	-	0.4%	0.4%

Freddie Mac commercial servicing rights (at amortized cost)
• Forward prepayment rate	0.0	-	13.0%	4.3%	0.0	-	13.0%	4.2%
• Forward default rate	0.0	-	2.0%	2.0%	0.0	-	2.0%	2.0%
• Discount rate	12.0	-	12.0%	12.0%	12.0	-	12.0%	12.0%
• Servicing expense	0.2	-	0.2%	0.2%	0.2	-	0.2%	0.2%

These assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the carrying amount of the Company’s SBA and Freddie Mac servicing rights.

(In Thousands)	March 31, 2018	December 31, 2017
SBA servicing rights (at amortized cost)
• Forward prepayment rate
10% adverse change	$(492)	$(514)
20% adverse change	(957)	(998)

• Default rate
10% adverse change	$(28)	$(24)
20% adverse change	(57)	(48)

• Discount rate
10% adverse change	$(520)	$(520)
20% adverse change	(1,007)	(1,008)

Freddie Mac commercial servicing rights (at amortized cost)
• Forward prepayment rate
10% adverse change	$(56)	$(43)
20% adverse change	(110)	(84)

• Default rate
10% adverse change	$(8)	$(6)
20% adverse change	(15)	(12)

• Discount rate
10% adverse change	$(344)	$(270)
20% adverse change	(661)	(518)

The estimated future amortization expense for the servicing rights is expected to be as follows:

(In Thousands)	March 31, 2018
2018	$3,441
2019	3,978
2020	3,360
2021	2,831
2022	2,368
Thereafter	7,044
Total	$23,022

Residential mortgage servicing rights

The Company’s residential mortgage servicing rights consist of conforming conventional loans sold to Fannie Mae and Freddie Mac or loans securitized in Ginnie Mae securities. Similarly, the government loans serviced by the Company are securitized through Ginnie Mae, whereby the Company is insured against loss by the Federal Housing  Administration or partially guaranteed against loss by the Department of Veteran Affairs.

The following table presents additional information about the Company’s residential mortgage servicing rights carried at fair value:

	As of March 31, 2018		As of December 31, 2017
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Fair Value	Amount	Fair Value
Fannie Mae	$2,608,840	$30,347	$2,524,897	$26,929
Ginnie Mae	2,023,846	24,610	2,134,772	24,135
Freddie Mac	2,184,960	26,634	1,898,786	21,231
Total	$6,817,646	$81,591	$6,558,455	$72,295

The significant assumptions used in the March 31, 2018 and December 31, 2017 valuation of the Company’s residential mortgage servicing rights carried at fair include:

	March 31, 2018				December 31, 2017
	Range of input values			Weighted Average	Range of input values			Weighted Average
Residential mortgage servicing rights (at fair value)
• Forward prepayment rate	5.9	-	14.0%	8.6%	7.0	-	29.2%	8.8%
• Discount rate	10.5	-	12.5%	10.8%	10.5	-	13.0%	10.9%
• Servicing expense	0.7	-	0.8%	0.8%	0.7	-	0.8%	0.7%

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the fair value of the Company’s residential mortgage servicing rights.

(In Thousands)	March 31, 2018	December 31, 2017
Prepayment rate
10% adverse change	$(2,711)	$(2,721)
20% adverse change	(5,231)	(4,928)
Discount rate
10% adverse change	$(3,493)	$(3,029)
20% adverse change	(6,708)	(5,823)
Cost of servicing
10% adverse change	$(1,448)	$(1,230)
20% adverse change	(2,895)	(2,460)

Note 9 – Gains on residential mortgage banking activities, net of variable loan expenses

Gains on residential mortgage banking activities, net of variable loan expenses, reflects revenue and expense within our residential mortgage banking business directly related to loan origination and sale activity. This primarily consists of the realized gains on sales of residential loans held for sale and loan origination fee income, offset by direct costs, such as correspondent fee expenses and other direct expenses relating to these loans, which vary based on loan origination volumes. Gains on residential mortgage banking activities, net of direct variable loan expenses, also consists of unrealized gains and losses associated with the changes in fair value of the loans held for sale, the fair value of retained MSR additions, and the realized and unrealized gains and losses from derivative instruments.

The following table presents the components of gains on residential mortgage banking activities, net of variable loan expenses, recorded in the Company’s unaudited interim consolidated statements of income.

	Three Months Ended March 31,
(In Thousands)	2018	2017
Realized and unrealized gains and losses of residential mortgage loans held for sale, at fair value	$6,279	$13,394
Creation of new mortgage servicing rights, net of payoffs	4,408	3,803
Loan origination fee income on residential mortgage loans	2,175	1,863
Correspondent fees and other direct loan expenses, including provision for loan indemnification	(2,290)	(6,975)
Unrealized gains (loss) on IRLCs and other derivatives	1,162	(1,576)
Total gains on residential mortgage banking activities, net of variable loan expenses	$11,734	$10,509

Note 10 – Secured Borrowings and Promissory Note

The following tables present certain characteristics of our secured borrowings and promissory note:

				Pledged Assets Carrying Value at		Carrying Value of Borrowing at
(In Thousands)	Maturity	Pricing	Facility Size	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Borrowings under credit facilities
JPMorgan - Commercial (1)	June 2018	L + 3.25 to 3.50%	$250,000	$94,660	$107,697	$70,846	$60,459
Keybank - Commercial (2)	February 2019	L + 1.75%	125,000	49,271	67,589	48,519	66,642
Comerica - Residential (3)	March 2019	L + 2.125%	150,000	52,294	71,035	59,737	67,336
Associated Bank - Residential loans (3)	August 2018	L + 2.125%	40,000	9,006	29,242	8,549	27,699
Origin Bank - Residential loans (3)	May 2018	L + 2.25%	40,000	24,334	27,891	22,919	26,538
Total borrowings under credit facilities (8)			$605,000	$229,565	$303,454	$210,570	$248,674
Borrowings under repurchase agreements
Deutsche Bank- Commercial (4)	February 2020	L + 2.30 to 2.80%	$275,000	$220,303	$252,499	$137,804	$173,811
JPMorgan - Commercial (5)	December 2020	L + 2.50 to 4.50%	200,000	82,827	90,829	47,857	55,355
Citibank - Commercial (6)	June 2018	L + 2.50%	200,000	208,014	150,707	180,534	88,095
JPMorgan - MBS (7)	June 2018	2.91 to 5.39%	48,218	71,966	80,690	48,218	53,325
Citibank - MBS (7)	May 2018	3.89%	5,957	11,496	11,496	5,957	5,957
RBC - MBS (7)	April 2018	3.34%	4,906	6,357	8,778	4,906	6,069
Mizuho - MBS (7)	April 2018	2.79%	21,387	27,857	—	21,387	—
Total borrowings under repurchase agreements (9)			$755,468	$628,820	$594,999	$446,663	$382,612
Total secured borrowings			$1,360,468	$858,385	$898,453	$657,233	$631,286

Promissory note payable
FCB - Commercial	June 2021	2.75%	$6,554	$7,279	$7,752	$5,883	$6,107
Total promissory note payable			$6,554	$7,279	$7,752	$5,883	$6,107

(1)	Borrowings are used to finance SBC and SBA loan acquisitions, and SBA loan originations.
(2)	Borrowings are used to finance Freddie Mac SBC loan originations.
(3)	Borrowings are used to finance Residential Agency loan originations.
(4)	Borrowings are used to finance SBC loan originations and Transitional loan originations.
(5)	Borrowings are used to finance SBC loan originations, Transitional loan originations, and SBC loan acquisitions.
(6)	Borrowings are used to finance SBC loan originations and SBC loan acquisitions.
(7)	Borrowings are used to finance Mortgage backed securities and Retained interests in consolidated VIE's.
(8)	The weighted average interest rate of borrowings under credit facilities was 4.1% and 3.9% as of March 31, 2018 and December 31, 2017, respectively.
(9)	The weighted average interest rate of borrowings under repurchase agreements was 4.3% and 3.1% as of March 31, 2018 and December 31, 2017, respectively.

The following table presents the carrying value of the Company’s collateral pledged with respect to secured borrowings and promissory note payable outstanding with our lenders:

	Pledged Assets Carrying Value at
(In Thousands)	March 31, 2018	December 31, 2017
Collateral pledged - borrowings under credit facilities
Loans, net	$229,468	$303,133
Real estate acquired in settlement of loans	97	321
Total collateral pledged on borrowings under credit facilities	$229,565	$303,454
Collateral pledged - borrowings under repurchase agreements
Loans, net	$511,145	$494,035
Mortgage backed securities	44,718	37,397
Retained interest in assets of consolidated VIEs	72,957	63,567
Total collateral pledged on borrowings under repurchase agreements	$628,820	$594,999
Total collateral pledged on secured borrowings	$858,385	$898,453
Collateral pledged - promissory note payable
Loans, net	$7,279	$7,752
Total collateral pledged on promissory note payable	$7,279	$7,752

The agreements governing the Company’s secured borrowings and promissory note require the Company to maintain certain financial and debt covenants. The Company was in compliance with all debt and financial covenants as of March 31, 2018 and December 31, 2017.

Note 11 – Senior secured notes, net and Convertible notes, net

Senior secured notes, net

During 2017, ReadyCap Holdings LLC, a subsidiary of the Company, issued $140.0 million in 7.50% Senior Secured Notes due 2022. On January 30, 2018 ReadyCap Holdings LLC, issued an additional $40.0 million in aggregate principal amount of 7.50% Senior Secured Notes due 2022, which have identical terms (other than issue date and issue price) to the notes issued during 2017 (collectively “the Senior Secured Notes”). The additional $40.0 million in Senior Secured Notes were priced with a yield to par call date of 6.5%. Payments of the amounts due on the Senior Secured Notes are fully and unconditionally guaranteed by the Company and its subsidiaries: Sutherland Partners LP, Sutherland Asset I, LLC, and ReadyCap Commercial, LLC. The funds were used to fund new SBC and SBA loan originations and new SBC loan acquisitions.

As of March 31, 2018, we were in compliance with all covenants with respect to the Senior Secured Notes.

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

At issuance, we allocated $112.7 million and $2.3 million of the carrying value of the Convertible Notes to its debt and equity components, respectively, before the allocation of deferred financing costs. As of March 31, 2018, we were in compliance with all covenants with respect to the Convertible Notes.

The following table presents the components of the Senior Secured Notes and Convertible Notes, including the carrying value for the aggregate contractual maturities, on the unaudited interim consolidated balance sheet:

(in thousands, except rates)	Coupon Rate	Maturity Date	March 31, 2018
Senior secured notes principal amount(1)	7.50%	2/15/2022	$180,000
Unamortized premium - Senior secured notes			2,899
Unamortized deferred financing costs - Senior secured notes			(4,211)
Total Senior secured notes, net			$178,688
2017 Convertible notes - principal amount (2)	7.00%	8/15/2023	115,000
Unamortized discount - Convertible notes (3)			(2,058)
Unamortized deferred financing costs - Convertible notes			(3,716)
Total Convertible notes, net			$109,226
Total carrying amount of debt components			$287,914
Total carrying amount of conversion option of equity components recorded in equity			$2,058

(1)	Interest on the Senior Secured Notes is payable semiannually on each February 15 and August 15, beginning on August 15, 2017.
(2)	Interest on the Convertible Notes is payable quarterly on February 15, May 15, August 15, and November 15 of each year, beginning on November 15, 2017.
(3)	Represents the discount created by separating the conversion option from the debt host instrument.

Note 12 – Guaranteed loan financing

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

The following table presents guaranteed loan financing and the related interest rates and maturity dates:

	Weighted	Range of
	Average	Interest	Range of
(In Thousands)	Interest Rate	Rates	Maturities (Years)	Ending Balance
March 31, 2018	3.75%	1.70 – 7.25%	2018 - 2038	$278,500
December 31, 2017	3.51%	1.62 – 7.00%	2018 - 2038	$293,045

The following table summarizes contractual maturities of total guaranteed loan financing outstanding:

(In Thousands)	March 31, 2018
2018	$1,159
2019	2,158
2020	2,846
2021	3,985
2022	4,332
Thereafter	264,020
Total	$278,500

Our guaranteed loan financings are secured by loans, net of $282.1 million and $296.9 million as of March 31, 2018 and December 31, 2017, respectively.

Note 13 – Variable Interest Entities and Securitization Activities

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

We also transfer originated loans to securitization trusts sponsored by third parties, most notably Freddie Mac. Third-party securitizations are securitization entities in which we maintain an economic interest, but do not sponsor.

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

The consolidation of the securitization transactions includes the senior securities issued to third parties which are shown as securitized debt obligations of consolidated VIEs on the consolidated balance sheets. The following table presents additional information on the Company’s securitized debt obligations:

	March 31, 2018			December 31, 2017
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(In Thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
Waterfall Victoria Mortgage Trust 2011-SBC2	$15,295	$15,295	5.4%	$16,010	$16,010	5.3%
Sutherland Commercial Mortgage Loans 2015-SBC4	7,636	7,418	4.0	10,049	9,687	4.0
Sutherland Commercial Mortgage Trust 2017-SBC6	108,357	106,624	3.3	119,784	117,868	3.3
ReadyCap Commercial Mortgage Trust 2014-1	30,565	30,563	4.0	33,953	33,951	3.6
ReadyCap Commercial Mortgage Trust 2015-2	147,311	142,836	4.1	151,993	147,271	4.1
ReadyCap Commercial Mortgage Trust 2016-3	87,415	84,855	3.6	98,733	95,907	3.5
ReadyCap Commercial Mortgage Trust 2018-4	150,344	145,108	4.1	—	—	—
Ready Capital Mortgage Financing 2017-FL1	133,652	130,101	3.1	158,978	154,721	2.8
ReadyCap Lending Small Business Trust 2015-1	19,371	17,071	3.0	25,057	22,733	2.5
Total	$699,946	$679,871	3.7%	$614,557	$598,148	3.4%

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

Assets and Liabilities of Consolidated VIEs

The following table reflects the securitized assets and liabilities for VIEs that we consolidate on our consolidated balance sheets:

(In Thousands)	March 31, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$75	$25
Restricted cash	8,384	15,838
Loans, net	942,894	836,180
Real estate acquired in settlement of loans	3,209	3,443
Accrued interest	4,671	4,261
Due from servicers	9,766	1,915
Total assets	968,999	861,662
Liabilities:
Securitized debt obligations of consolidated VIEs, net	679,871	598,148
Total liabilities	679,871	598,148

Assets of Unconsolidated VIEs

The following table reflects our variable interests in identified VIEs, of which we are not the primary beneficiary, as of March 31, 2018 and December 31, 2017:

	Carrying Amount		Maximum Exposure to Loss(1)
(In Thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Assets:
Mortgage backed securities, at fair value(2)	$45,856	$38,568	$45,856	$38,568
Investment in unconsolidated joint venture	50,229	55,369	50,229	55,369
Total assets in unconsolidated VIEs	$96,085	$93,937	$96,085	$93,937
(1) Maximum exposure to loss is limited to the greater of the fair value or carrying value of the assets as of the consolidated balance sheet date.
(2) Retained interest in Freddie Mac sponsored securitizations.

Note 14 – Interest Income and Interest Expense

    Interest income and interest expense are recorded in the unaudited interim consolidated statements of income and classified based on the nature of the underlying asset or liability.

    The following table presents the components of interest income and expense:

	Three Months Ended March 31,
(In Thousands)	2018	2017
Interest income
Loans
Acquired SBA 7(a) loans	$7,872	$9,872
Acquired loans	9,461	10,044
Originated Transitional loans	8,910	4,103
Originated SBC loans, at fair value	2,028	1,626
Originated SBC loans	5,740	5,611
Originated SBA 7(a) loans	843	271
Originated Residential Agency loans	12	200
Total loans (1)	$34,866	$31,727
Held for sale, at fair value, loans
Originated Residential Agency loans	$877	$830
Originated Freddie loans	512	183
Acquired loans	13	421
Total loans, held for sale, at fair value	$1,402	$1,434
Mortgage backed securities, at fair value	882	723
Total interest income	$37,150	$33,884
Interest expense
Secured borrowings	$(7,182)	$(7,197)
Securitized debt obligations of consolidated VIEs	(7,202)	(5,122)
Guaranteed loan financing	(2,815)	(3,264)
Senior secured note	(3,239)	(790)
Convertible note	(2,187)	—
Promissory note	(41)	(68)
Total interest expense	$(22,666)	$(16,441)
Net interest income before provision for loan losses	$14,484	$17,443
(1) Includes interest income on loans in consolidated VIEs.

Note 15 – Derivative Instruments

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

The Company has not elected hedge accounting for these derivative instruments and, as a result, the fair value adjustments on such instruments are recorded in earnings. The fair value adjustments for interest rate swaps and CDS, along with the related interest income, interest expense and gains/(losses) on termination of such instruments, are reported as a net realized gain/ (loss) on financial instruments on the unaudited interim consolidated statements of income. The fair value adjustments for IRLCs, along with the related interest income, interest expense and gains/(losses) on termination of such instruments, are reported in gains on residential mortgage banking activities, net of variable loan expenses on the unaudited interim consolidated statements of income.

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

As of March 31, 2018 the Company had one open credit default swap contract and 44 open interest rate swap contracts with counterparties. As of December 31, 2017 the Company had one open credit default swap contract and 52 open interest rate swap contracts with counterparties.

The following table summarizes the Company’s derivatives as of the unaudited interim consolidated balance sheet dates:

		As of March 31, 2018			As of December 31, 2017
			Asset	Liability		Asset	Liability
		Notional	Derivatives	Derivatives	Notional	Derivatives	Derivatives
(In Thousands)	Primary Underlying Risk	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Credit Default Swaps	Credit Risk	$15,000	$—	$(58)	$15,000	$—	$(66)
Interest Rate Swaps	Interest rate risk	267,771	1,552	(698)	391,381	2,898	(216)
Interest rate lock commitments	Interest rate risk	236,003	3,470	—	167,533	1,827	—
Total		$518,774	$5,022	$(756)	$573,914	$4,725	$(282)

The following tables summarize the gains and losses on the Company’s derivatives:

	Three Months Ended March 31, 2018
		Net Change in
	Net Realized	Unrealized
(In Thousands)	Gain (Loss)	Gain (Loss)
Credit default swaps (1)	$—	$8
Interest rate swaps (1)	4,555	(1,346)
Residential mortgage banking activities interest rate swaps (2)	—	(482)
Interest rate lock commitments (2)	—	1,643
Total	$4,555	$(177)

(1) Gains/ (losses) are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of income.
(2) Gains/ (losses) are recorded in gains on residential mortgage banking activities, net of variable loan expenses, in the consolidated statements of income.

	Three Months Ended March 31, 2017
		Net Change in
	Net Realized	Unrealized
(In Thousands)	Gain (Loss)	Gain (Loss)
Credit default swaps (1)	$—	$30
Interest rate swaps (1)	(224)	135
Residential mortgage banking activities interest rate swaps (2)	—	(264)
Interest rate lock commitments (2)	—	(1,312)
Total	$(224)	$(1,411)

(1) Gains/ (losses) are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of income.
(2) Gains/ (losses) are recorded in gains on residential mortgage banking activities, net of variable loan expenses, in the consolidated statements of income.

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

The following table presents certain information on the management fee payable to our Manager:

	For the Three Months Ended March 31,
	2018	2017
Management fee - total	$2.0 million	$2.0 million
Management fee - amount unpaid	$2.6 million	$2.4 million

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

The following table presents certain information on the incentive fee payable to our Manager:

	For the Three Months Ended March 31,
	2018	2017
Incentive fee distribution - total	$0.4 million	$—
Incentive fee distribution - amount unpaid	$0.4 million	$—

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

The following table presents certain information on reimbursable expenses payable to our Manager:

	For the Three Months Ended March 31,
	2018	2017
Reimbursable expenses payable to our Manager - total	$0.9 million	$0.9 million
Reimbursable expenses payable to our Manager - amount unpaid	$0.8 million	$0.7 million

       Other

       In March of 2018, the Company acquired 75 loans, net, from Waterfall Olympic Master Fund Grantor Trust, Series I, II, and III, which are also managed by our Manager for $51.6 million, including interest. The total unpaid principal balance of the loans was $51.8 million.

Note 17 – Other Asset and Other Liabilities

The following table details the Company’s other assets and other liabilities as of the unaudited interim consolidated balance sheet dates.

(In Thousands)	March 31, 2018	December 31, 2017
Other assets:
Due from servicers	$6,040	$9,964
Intangible assets	3,177	3,264
Accrued interest	6,836	6,494
Real estate acquired in settlement of loans	1,652	1,644
Deferred financing costs	1,765	446
Deferred tax asset	17,155	17,155
Prepaid taxes	3,682	6,014
Other	13,285	11,859
Total other assets	$53,592	$56,840
Accounts payable and other accrued liabilities:
Accrued salaries, wages and commissions	$9,969	$16,508
Servicing principal and interest payable	7,168	5,659
Repair and denial reserve	5,797	5,687
Liability under subservicing agreements	1,507	1,496
Unapplied cash	1,786	2,445
Accrued interest payable	7,677	10,317
Payable to related parties	2,961	2,042
Deferred tax liability	18,506	18,506
Other accounts payable and accrued liabilities	9,119	11,976
Total accounts payable and other accrued liabilities	$64,490	$74,636

Real Estate Acquired in Settlement of Loans

The Company acquires real estate through the foreclosure of its loans and the occasional purchase of real estate. The Company’s real estate properties are held in the Company’s consolidated TRSs. The following tables summarize the carrying amount of the Company’s real estate holdings as of the unaudited interim consolidated balance sheet dates:

(In Thousands)	March 31, 2018	December 31, 2017
Illinois	863	863
Florida	324	303
Ohio	172	51
Other	293	427
Total	$1,652	$1,644

Loan indemnification reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other accrued liabilities in the Company's unaudited interim consolidated balance sheets and the provision for loan indemnification losses is included in gains on residential mortgage banking activities, net of variable loan expenses, in the Company's unaudited interim consolidated statements of income. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demand, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability. At March 31, 2018 and December 31, 2017, the loan indemnification reserve was $1.7 million and $3.0 million, respectively.

Because of the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. At March 31, 2018 and December 31, 2017, the reasonably possible loss above the recorded loan indemnification reserve was not considered material.

Note 18 – Other Income and Other Operating Expenses

The following table details the Company’s other income and operating expenses for the unaudited interim consolidated statements of income.

	Three Months Ended March 31,
(In Thousands)	2018	2017
Other income
Origination income	1,153	691
Release/(Increase) of repair and denial reserve	(110)	166
Other	291	(17)
Total other income	$1,334	$840
Other operating expenses
Origination costs	1,856	959
Technology expense	783	911
Charge off of real estate acquired in settlement of loans	19	103
Rent expense	522	559
Recruiting, training and travel expenses	703	467
Other	4,128	2,535
Total other operating expenses	$8,011	$5,534

Note 19 – Stockholders’ Equity

Common stock dividends

The following table presents cash dividends declared by our board of directors on our common stock from December 21, 2016 through March 31, 2018:

			Dividend per
Declaration Date	Record Date	Payment Date	Share
December 21, 2016	December 30, 2016	January 27, 2017	$0.35
March 14, 2017	March 31, 2017	April 13, 2017	$0.37
June 15, 2017	June 30, 2017	July 31, 2017	$0.37
September 12, 2017	September 29, 2017	October 20, 2017	$0.37
December 13, 2017	December 29, 2017	January 31, 2018	$0.37
March 14, 2018	March 30, 2018	April 30, 2018	$0.37

Stock incentive plan

The Company currently maintains the 2012 equity incentive plan (“the 2012 plan”). The 2012 Plan authorizes the Compensation Committee to approve grants of equity-based awards to our officers, directors, and employees of the Manager and its affiliates. The equity incentive plan provides for grants of equity-based awards up to an aggregate of 5% of the shares of the Company’s common stock issued and outstanding from time to time on a fully diluted basis. Refer to Note 23 to the consolidated financial statements included in our Form 10-K for further information regarding this plan.

The Company’s current policy for issuing shares upon settlement of stock-based incentive awards is to issue new shares.The fair value of the RSUs and RSAs granted, which is determined based upon the stock price on the grant date, is recorded as compensation expense on a straight-line basis over the vesting periods for the awards, with an offsetting increase in stockholders’ equity.

The following table summarizes the Company’s RSU and RSA activity for the three months ended March 31, 2018:

	Independent Director RSUs			Employee RSAs
(In Thousands, except share data)	Number of Shares	Grant date fair value	Weighted-average grant date fair value (per share)	Number of Shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, January 1	—	$—	$—	25,851	$380	$14.70
Granted	23,104	320	13.85	101,670	1,408	13.85
Vested	(5,776)	(80)	13.85	—	—	—
Forfeited	—	—	—	—	—	—
Canceled	—	—	—	—	—	—
Outstanding, March 31, 2018	17,328	$240	$13.85	127,521	$1,788	$14.02

During the three months ended March 31, 2018 and 2017, the Company recognized $0.2 million and $0.4 million of noncash compensation expense, respectively, related to its stock-based incentive plan in its unaudited interim consolidated statements of income.

At March 31 2018 and 2017, approximately $1.5 million and $0.2 million of noncash compensation expense related to unvested awards had not yet been charged to net income. These costs are expected to be amortized into compensation expense ratably over the course of the remainder of the respective vesting periods.

Note 20 – Earnings per Share of Common Stock

The following table provides information on the basic and diluted earnings per share computations, including the number of shares of common stock used for purposes of these computations:

	Three Months Ended March 31,
(In Thousands, except for share and per share amounts)	2018	2017
Basic Earnings
Net income	$18,518	$9,557
Less: Income attributable to non-controlling interest	664	701
Less: Income attributable to participating shares	61	3
Basic earnings	$17,793	$8,853

Diluted Earnings
Net income	$18,518	$9,557
Less: Income attributable to non-controlling interest	664	701
Less: Income attributable to participating shares	61	-
Diluted earnings	$17,793	$8,856

Number of Shares
Basic — Average shares outstanding	32,036,504	30,549,806
Effect of dilutive securities — Unvested participating shares	9,340	-
Diluted — Average shares outstanding	32,045,844	30,549,806

Earnings Per Share Attributable to SLD Common Stockholders:
Basic	$0.56	$0.29
Diluted	$0.56	$0.29

Participating unvested RSUs were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Additionally, as of March 31, 2018, there are potential shares of common stock contingently issuable upon the conversion of the Convertible Notes in the future. The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash. Based on this assessment, the Company determined that it would be appropriate to apply a method similar to the treasury stock method, such that contingently issuable common stock is assessed quarterly along with our other potentially dilutive instruments. In order to compute the dilutive effect, the number of shares included in the denominator of diluted EPS is determined by dividing the “conversion spread value” of the share-settled portion (value above accreted value of face value and interest component) of the instrument by the share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the bond upon an assumed conversion. As of March 31, 2018, the conversion spread value is currently zero, since the closing price of our common stock does not exceed the conversion rate (strike price) and is “out-of-the-money”, resulting in no impact on diluted EPS.

Certain investors own OP units in our operating partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the operating partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company's equity is increased. At March 31, 2018 and December 31, 2017, the non-controlling interest OP unit holders owned 1,150,827 OP units, respectively.

Note 21 – Offsetting Assets and Liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity decline by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of March 31, 2018 and December 31, 2017 and for the periods then ended, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

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

In accordance with ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, the Company is required to disclose the impact of offsetting of assets and liabilities represented in the unaudited interim consolidated balance sheets to enable users of the unaudited interim consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities.  These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to set off, and (d) the Company’s right of setoff is enforceable by law.  As of March 31, 2018 and December 31, 2017, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the unaudited interim consolidated balances sheets.

The following table provides disclosure regarding the effect of offsetting the Company’s recognized assets and liabilities presented in the unaudited interim consolidated balance sheet as of March 31, 2018:

		Gross	Assets
		Amounts	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Offset in the	the	Balance Sheets (1)
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
(In Thousands)	Assets	Sheets	Sheets	Instruments	Received	Net Amount
Interest rate swaps	$1,552	$—	$1,552	$—	$1,552	$—
Total	$1,552	$—	$1,552	$—	$1,552	$—

		Gross	Liabilities
		Amounts	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Offset in the	the	Balance Sheets (1)
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
(In Thousands)	Liabilities	Sheets	Sheets	Instruments	Paid	Net Amount
Interest rate swaps	$698	$—	$698	$—	$698	$—
Credit default swaps	58	—	58	—	58	—
Secured borrowings	657,233	—	657,233	657,233	—	—
Promissory note	5,883	—	5,883	5,883	—	—
Total	$663,872	$—	$663,872	$663,116	$756	$—

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

The following table provides disclosure regarding the effect of offsetting the Company’s recognized assets and liabilities presented in the unaudited interim consolidated balance sheet as of December 31, 2017:

		Gross	Assets
		Amounts	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Offset in the	the	Balance Sheets (1)
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
(In Thousands)	Assets	Sheets	Sheets	Instruments	Received	Net Amount
Interest rate swaps	$2,898	$—	$2,898	$—	$2,898	$—
Total	$2,898	$—	$2,898	$—	$2,898	$—

			Liabilities
		Gross	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Amounts	the	Balance Sheets (1)
	Amounts of	Offset in the	Consolidated		Cash
	Recognized	Consolidated	Balance	Financial	Collateral
(In Thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Paid	Net Amount
Interest rate swaps	$216	$—	$216	$—	$216	$—
Credit default swaps	66	—	66	—	66	—
Secured borrowings	631,286	—	631,286	631,286	—	—
Promissory note	6,107	—	6,107	6,107	—	—
Total	$637,675	$—	$637,675	$637,393	$282	$—

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

Note 22 – Financial Instruments with Off-balance Sheet Risk, Credit Risk, and Certain Other Risks

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

Liquidity Risk — Liquidity risk arises in our investments and the general financing of our investing activities.  It includes the risk of not being able to fund acquisition and origination activities at settlement dates and/or liquidate positions in a timely manner at reasonable prices, in addition to potential increase in collateral requirements during times of heightened market volatility.  If we were forced to dispose of an illiquid investment at an inopportune time, we might be forced to do so at a substantial discount to the market value, resulting in a realized loss.  We attempt to mitigate our liquidity risk by regularly monitoring the liquidity of our investments in SBC loans, MBS and other financial instruments.  Factors such as our expected exit strategy for, the bid to offer spread of, and the number of broker dealers making an active market in a particular strategy and the availability of long-term funding, are considered in analyzing liquidity risk.  To reduce any perceived disparity between the liquidity and the terms of the debt instruments in which we invest, we attempt to minimize our reliance on short-term financing arrangements.  While we may finance certain investment in security positions using traditional margin arrangements and borrowings under repurchase agreements, other financial instruments such as collateralized debt obligations, and other longer term financing vehicles may be utilized to attempt to provide us with sources of long-term financing.

Off‑Balance Sheet Risk —The Company has undrawn commitments on outstanding loans which are disclosed in Note 23.

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

Note 23 – Commitments, Contingencies and Indemnifications

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

Unfunded Loan Commitments

As of March 31, 2018, the Company had $2.9 million of unfunded loan commitments related to loans, held for sale, at fair value.  As of December 31, 2017, the Company had $ $9.6 million of unfunded loan commitments related to loans, held at fair value. As of March 31, 2018 and December 31, 2017, the Company had $39.3 million and $84.7 million of unfunded loan commitments related to loans, held-for-investment, respectively.

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

Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. As of March 31, 2018 and December 31, 2017, total commitments to originate loans were $224.1 million and $147.6 million, respectively.

Note 24 – Income Taxes

The Company is a REIT pursuant to IRC Section 856. Our qualification as a REIT depends on our ability to meet various requirements imposed by the Internal Revenue Code, which relate to our organizational structure, diversity of stock ownership and certain requirements with regard to the nature of our assets and the sources of our income. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four taxable years. As of March 31, 2018 and December 31, 2017, we are in compliance with all REIT requirements.

Certain of our subsidiaries have elected to be treated as taxable REIT subsidiaries (“TRSs”). TRSs permit us to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, we will continue to maintain our qualification as a REIT. The accompanying unaudited interim consolidated financial statements include an interim tax provision for our TRS’ for the three months ended March 31, 2018 and 2017, respectively.

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

During the three months ended March 31, 2018 and 2017, we recorded an income tax expense of $2.6 million and an income tax expense $1.0 million, respectively. The income tax expense for the above periods primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. There were no material changes to uncertain tax positions or valuation allowance assessments during the quarter.

Note 25 – Segment Reporting

The Company reports its results of operations through the following four business segments: i) Loan Acquisitions, ii) SBC Originations, iii) SBA Originations, Acquisitions and Servicing, and iv) Residential Mortgage Banking. The

Company’s organizational structure is based on a number of factors that the Chief Operating Decision Maker (“CODM”), the Chief Executive Officer (“CEO”), uses to evaluate, view, and run its business operations, which includes customer base and nature of loan program types. The segments are based on this organizational structure and the information reviewed by the CODM and management to evaluate segment results.

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

Corporate- Other

       Corporate- Other consists primarily of unallocated corporate financing, including interest expense relating to our senior secured and convertible notes on funds yet to be deployed, allocated employee compensation from our Manager, management and incentive fees paid to our Manager and other general corporate overhead expenses.

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

Results of Business Segments and All Other

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the three months ended March 31, 2018 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$9,688	$17,858	$8,715	$889	$—	$37,150
Interest expense	(5,831)	(12,470)	(3,620)	(745)	—	(22,666)
Net interest income before provision for loan losses	$3,857	$5,388	$5,095	$144	$—	$14,484
Provision for loan losses	(272)	36	69	—	—	(167)
Net interest income after provision for loan losses	$3,585	$5,424	$5,164	$144	$—	$14,317
Non-interest income
Gains on residential mortgage banking activities, net of variable loan expenses	$—	$—	$—	$11,734	$—	$11,734
Other income	156	1,259	(123)	42	—	1,334
Income from unconsolidated joint venture	5,739	—	—	—	—	5,739
Servicing income	5	252	1,252	4,901	—	6,410
Total non-interest income	$5,900	$1,511	$1,129	$16,677	$—	$25,217
Non-interest expense
Employee compensation and benefits	(173)	(2,637)	(3,255)	(9,114)	(141)	(15,320)
Allocated employee compensation and benefits from related party	(120)	—	—	—	(1,080)	(1,200)
Professional fees	(317)	(389)	(479)	(109)	(1,354)	(2,648)
Management fees – related party	—	—	—	—	(2,013)	(2,013)
Incentive fees – related party	—	—	—	—	(408)	(408)
Loan servicing expense	(808)	(631)	76	(2,730)	—	(4,093)
Other operating expenses	(818)	(2,679)	(1,110)	(2,700)	(704)	(8,011)
Total non-interest expense	$(2,236)	$(6,336)	$(4,768)	$(14,653)	$(5,700)	$(33,693)
Net realized gain on financial instruments	148	8,699	3,385	—	—	12,232
Net unrealized gain (loss) on financial instruments	(46)	(2,367)	533	4,888	—	3,008
Income before provision for income taxes	$7,351	$6,931	$5,443	$7,056	$(5,700)	$21,081
Total Assets	$609,997	$1,223,608	$503,512	$283,000	$20,837	$2,640,954

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the three months ended March 31, 2017 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$11,188	$11,523	$10,143	$1,030	$—	$33,884
Interest expense	(7,933)	(2,825)	(4,008)	(686)	(989)	(16,441)
Net interest income before provision for loan losses	$3,255	$8,698	$6,135	$344	$(989)	$17,443
Provision for loan losses	(622)	(96)	(514)	—	—	(1,232)
Net interest income after provision for loan losses	$2,633	$8,602	$5,621	$344	$(989)	$16,211
Non-interest income
Gains on residential mortgage banking activities, net of variable loan expenses	$—	$—	$—	$10,509	$—	$10,509
Other income	(110)	630	302	18	—	840
Servicing income	6	(503)	797	4,142	—	4,442
Total non-interest income	$(104)	$127	$1,099	$14,669	$—	$15,791
Non-interest expense
Employee compensation and benefits	(173)	(2,026)	(2,199)	(8,618)	(448)	(13,464)
Allocated employee compensation and benefits from related party	(102)	—	—	—	(910)	(1,012)
Professional fees	(197)	(328)	(487)	(300)	(847)	(2,159)
Management fees – related party	—	—	—	—	(1,977)	(1,977)
Loan servicing expense	(666)	(481)	1,108	(1,474)	—	(1,513)
Other operating expenses	(1,051)	(1,547)	(839)	(1,617)	(480)	(5,534)
Total non-interest expense	$(2,189)	$(4,382)	$(2,417)	$(12,009)	$(4,662)	$(25,659)
Net realized gain on financial instruments	306	1,336	1,055	—	269	2,966
Net unrealized gain (loss) on financial instruments	473	1,292	—	(553)	70	1,282
Income before provision for income taxes	$1,119	$6,975	$5,358	$2,451	$(5,312)	$10,591
Total Assets	$566,038	$832,057	$572,561	$314,480	$242,386	$2,527,522

Note 26 – Supplemental Financial Data

Summarized Financial Information of Our Unconsolidated Subsidiaries

        In November of 2017, the Company acquired an interest in an SBC loan pool through a joint venture, WFLLA, LLC, which the Company has a 50% interest. Pursuant to the consolidation guidance, we determined our interest in the entity is a VIE, however, we do not consolidate the entity as we determined that we are not the primary beneficiary. WFLLA, LLC holds a 49.9% interest in another company, Girod HoldCo, LLC, whom owns and manages the day-to-day affairs and business associated with the SBC loan pool.

        In accordance with Regulation S-X section 10-01(b)-1, unconsolidated entities that meet certain significance tests are required to have supplemental disclosures incorporated in our unaudited interim financial statements, including condensed financial information for the three months ended March 31, 2018.

Statements of Income	Three months ended March 31, 2018
(In Thousands)	Girod HoldCo, LLC	WFLLA, LLC
Interest income	$7,847	$3,916
Realized gains	13,903	6,938
Unrealized gains	3,263	1,628
Servicing expense and other	(2,005)	(1,003)
Income before provision for income taxes	$23,008	$11,479

         During the three months ended March 31, 2018, the Company recorded $5.7 million of income, which is based on our proportional ownership interest in the entities above. This amount is reflected in Income on unconsolidated joint venture within the interim unaudited statement of income.

Note 27 – Subsequent Events

        In April 2018, the Company completed the issuance of a public offering of $50.0 million in 6.5% senior notes due April 2021. Interest on the notes will be paid at a rate of 6.5% per annum, payable quarterly in arrears on January 30, April 30, July 30 and October 30 of each year, beginning on July 30, 2018. The Notes will mature on April 30, 2021, unless earlier repurchased or redeemed.

Item 1A. Forward-Looking Statements

Except where the context suggests otherwise, the terms “Company,” “we,” “us” and “our” refer to Sutherland Asset Management Corporation and its subsidiaries. We make forward-looking statements in this quarterly report on Form 10-Q within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements,  we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our operations, financial condition, liquidity, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or the negative of these terms or other comparable terminology, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

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

Our beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control, including:

•	factors described in our 2017 annual report on Form 10‑K, including those set forth under the captions “Risk Factors” and “Business”;

•	applicable regulatory changes;

•	risks associated with acquisitions;

•	risks associated with achieving expected revenue synergies, cost savings and other benefits from the merger with ZAIS Financial Corp. (“ZAIS Financial”) and the increased scale of our Company;

•	general volatility of the capital markets;

•	changes in our investment objectives and business strategy;

•	the availability, terms and deployment of capital;

•	the availability of suitable investment opportunities;

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

Overview

We are a real estate finance company that acquires, originates, manages, services and finances primarily SBC loans. SBC loans range in original principal amounts between $500,000 and $10 million and are used by small businesses to purchase real estate used in their operations or by investors seeking to acquire small multi-family, office, retail, mixed use or warehouse properties. Our acquisition and origination platforms consist of the following four operating segments:

•

Loan Acquisitions. We acquire performing and non-performing small balance commercial (“SBC”) loans and intend to continue to acquire these loans as part of our business strategy. We hold performing SBC loans to term, and we seek to maximize the value of the non-performing SBC loans acquired by us through proprietary loan modification programs.  We typically acquire non-performing loans at a discount to their unpaid principal balance (“UPB”) when we believe that resolution of the loans will provide attractive risk-adjusted returns.

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

Changes in Market Interest Rates

We own and expect to acquire or originate fixed rate mortgages (“FRMs”), and adjustable rate mortgages (“ARMs”), with maturities ranging from five to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in five to ten years. ARM loans generally have a fixed interest rate for a period of five, seven or ten years and then an adjustable interest rate equal to the sum of an index rate, such as the London Inter-bank Offered Rate (“LIBOR”), plus a margin, while FRM loans bear interest that is fixed for the term of the loan. As of March 31, 2018, approximately 54% of the loans in our portfolio were ARMs, and 46% were FRMs, based on carrying value. The weighted average margin, above the floating rate, on ARMs was approximately 3.4% and the weighted average coupon on FRMs was approximately 5.9% as of March 31, 2018. We utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with our ARMs.

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

Changes in Fair Value of Our Assets

Our originated loans are carried at fair value and future mortgage related assets may also be carried at fair value. Accordingly, changes in the fair value of our assets may impact the results of our operations for the period in which such change in value occurs. The expectation of changes in real estate prices is a major determinant of the value of loans and asset-backed securities (“ABS”). This factor is beyond our control.

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

Critical Accounting Policies and Use of Estimates

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” included within the Company's Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the Company's critical accounting policies and use of estimates during the three months ended March 31, 2018.

First Quarter 2018 Highlights

Operating results:

•	Achieved Net Income of $18.5 million during the three months ended March 31, 2018

•	Earnings per share of $0.56 for the three months ended March 31, 2018

•	Core Earnings of $15.5 million, or $0.47 per share, during the three months ended March 31, 2018

•	Declared dividends of $0.37 per share, during the quarter ended March 31, 2018, representing a 9.8% dividend yield, based on the the closing share price on March 31, 2018

Loan originations and acquisitions:

•

Loan originations totaled $698.9 million including $211.6 million in SBC loans, $48.3 million of SBA Section 7(a) Program loans and $439.0 million of residential loans (based on fully committed amounts)

•	Acquired $142.2 million of SBC loans with a weighted average coupon of 6.7%

•	Completed the securitization of $165.0 million of acquired SBC owner-occuped loans and sold $148.5 million of senior bonds at a weighted average pass-through rate of 3.8%

•	Robust pipeline with substantial acquisition and origination opportunities (based on fully committed amounts):

o	Acquisition pipeline of $259.6 million in SBC loans and $16.0 million in SBA loans

o	Origination pipeline of:
▪	$477.9 million SBC loans
▪	$122.4 million of SBA Section 7(a) Program loans
▪	$224.1 million of commitments to originate residential agency loans

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

Subsequent events:

•	In April 2018, we issued $50.0 million in aggregate principal of 6.50% Senior Notes due 2021

Return Information

The following tables present certain information related to our SBC and SBA loan portfolio as of March 31, 2018 and per share information for the three months ended March 31, 2018, which includes core earnings per share or return information. Core earnings is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in our 2017 Annual report on Form 10-K.

SUTHERLAND SNAPSHOT ($ AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

INVESTMENT TYPE	AVG. CARRYING VALUE(1)	GROSS YIELD(2)	AVG. DEBT BALANCE	DEBT COST(3)	LEVERED YIELD
Loan Acquisitions	$463,492	12.5%	$401,383	5.8%	56.1%
SBC origination portfolio	$1,166,280	7.4%	$985,011	5.1%	20.1%
SBA Originations, Acquisitions & Servicing	$470,318	10.6%	$354,118	4.1%	30.4%
Total	$2,100,090	9.2%	$1,740,512	5.0%	29.6%

Book Equity Value Metrics

Common Stockholders' equity	$542,019
Common Stockholders' equity (adjusted)(5)	$539,961
Total Common Shares outstanding	31,996,440
Net Book value per Common Share	$16.94
Adjusted Net Book value per Common Share	$16.88

(5) Excludes the equity component of our 2017 convertible note issuance

Q1 2018 Earnings Data Metrics

Net income attributable to Sutherland Asset Management Corporation	$17,854
Earnings per share – Basic and diluted	$0.56
Core Earnings per Common Share	$0.47
Return on Equity per Common Share	13.1%
Core Return on Equity per Common Share	11.0%
Dividend yield	9.8%

Loan Portfolio Metrics (4)

% Fixed vs Floating Rate	45.8% / 54.2%
% Originated vs Acquired	56.8% / 43.2%
Weighted Average LTV- SBC	61%
Weighted Average LTV- SBA	78%
Weighted Average LTV- Acquired	50%

Servicing Portfolio Metrics

SBA servicing rights - UPB	$437,177
SBA servicing rights - carrying value	$16,318
Freddie Mac servicing rights - UPB	$676,928
Freddie Mac servicing rights - carrying value	$6,704
Residential servicing rights - UPB	$6,817,646
Residential servicing rights - carrying value	$81,591

SUTHERLAND Asset Management

(1) Average carrying value includes average quarterly carrying value of loan and servicing asset balances
(2) Gross yields include interest income, accretion of discount, MSR creation, income from our unconsolidated joint venture, realized gains (losses) on loans held for sale, unrealized gains (losses) on loans held for sale and servicing income net of interest expense and amortization of deferred financing costs on an annualized basis.
(3) Sutherland finances the assets included in the Investment Type through securitizations, repurchase agreements, warehouse facilities and bank credit facilities. Interest expense is calculated based on interest expense and deferred financing amortization for the quarter ended 3/31/2018 on an annualized basis.
(4) Excludes loans, held for sale, at fair value

The following table provides a detailed breakdown of our calculation of return on equity and core return on equity for the three months ended March 31, 2018. Core return on equity is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in our 2017 Annual report on Form 10-K.

Return on Equity

Segment	Levered Yield [1]	Core Levered Yield [1]	Equity Allocation
Loan Acquisitions	56.1 %	56.1 %	13.9 %
SBC Originations	20.1 %	20.1 %	40.6 %
SBA Originations, Acquisitions, & Servicing	30.4 %	30.4 %	26.0 %
Residential Mortgage Banking [3]	32.4 %	18.2 %	19.5 %

	GAAP ROE [2]		Core ROE [2]	
	Q1'18	Q4'17[4]	Q1'18	Q4'17[4]
	30.2 %	18.5 %	27.4 %	18.5 %
Corporate finance and non-earning assets, net	(6.4)	(2.0)	(5.7)	(2.0)
Gross return on equity	**23.8 %**	**16.5 %**	**21.7 %**	**16.5 %**
Realized & unrealized gains, net	3.7	4.3	3.7	4.3
Other income and expenses, net	(10.9)	(10.0)	(10.9)	(10.0)
Investment advisory fees	(1.7)	(1.5)	(1.7)	(1.5)
Provision for income taxes	(1.8)	(0.2)	(1.8)	(0.4)
Return on equity	**13.1 %**	**9.1 %**	**11.0 %**	**8.9 %**

SUTHERLAND Asset Management

(1) Levered yields include interest income, accretion of discount, MSR creation, income from our unconsolidated joint venture, realized gains (losses) on loans held for sale, unrealized gains (losses) on loans held for sale and servicing income net of interest expense and amortization of deferred financing costs on an annualized basis.
(2) GAAP ROE is based on GAAP Net Income, while Core ROE is based on Core Earnings, which adjusts GAAP Net Income for the items in slide 20.
(3) ROE based on net income before tax of the Residential Mortgage Banking business line divided by the business line's equity.
(4) Prior period updated to conform with current period presentation.

Portfolio Metrics

SBC Originations

The following table includes certain portfolio metrics related to our SBC Originations segment:

SBC ORIGINATIONS - SEGMENT SNAPSHOT

Portfolio Metrics (Balance Sheet)	Q1 2017	Q2 2017	Q3 2017	Q4 2017	Q1 2018
Number of loans	297	326	368	365	357
Unpaid Principal Balance (3)	$ 785	$ 971	$ 1,068	$ 1,094	$ 1,120
Carrying Value (3)	$ 801	$ 989	$ 1,088	$ 1,108	$ 1,132
Weighted Average LTV	62%	63%	60%	61%	61%
Weighted Average Coupon	6.1%	6.2%	6.3%	6.2%	6.4%
Weighted Average Maturity	5 years	5 years	5 years	5 years	5 years
Weighted Average Principal Balance (3)	$ 2.6	$ 3.0	$ 2.9	$ 3.0	$ 3.1
Percentage of loans fixed / floating	73% / 27%	62% / 38%	64% / 36%	58% / 42%	56% / 44%
Percentage of fixed, match funded (4)	76.8%	70.5%	60.2%	60.4%	82.2%
Percentage of loans 30+ days delinquent	1.2%	0.9%	0.2%	1.4%	1.3%

CURRENT QUARTER HIGHLIGHTS

- **Originations of $211.6 million(1), 60% of loans held-for-investment are floating rate**
- **Gains on sales of Freddie Mac loans of $2.1 million**
- **Origination pipeline of $477.9 million(2)**
  - **$223.0 million of Freddie Mac loans**
  - **$163.1 million of transitional loans**
  - **$91.8 million of conventional SBC loans**

GROSS LEVERED YIELD

22.5%
20.5%
18.5%
16.5%
14.5%
12.5%
10.5%
8.5%
6.5%
4.5%
2.5%
Q1 '17
Q2 '17
Q3 '17
Q4 '17
Q1 '18
11.2%
1.5%
11.2%
1.7%
13.8%
3.3%
11.4%
4.5%
15.9%
4.2%
Gross Levered Yield (ex. Gains)(5)
Gains on Loans, held for sale(6)

SUTHERLAND Asset Management

(1) Represents fully committed amounts.
(2) As of April 30, 2018, including April 2018 fundings.
(3) $ in millions, as of quarter end.
(4) Represents fixed rate loans that have been securitized.
(5) Includes interest income, accretion of discount, and servicing income net of interest expense and amortization of deferred financing costs.
(6) Includes realized and unrealized gains (losses) on loans held for sale and MSR creation.

SBA Originations, Acquisitions, and Servicing

The following table includes certain portfolio metrics related to our SBA Originations, Acquisitions and Servicing segment:

SBA Originations, Acquisitions & Servicing – Segment Snapshot

Portfolio Metrics (Balance Sheet)	Q1 2017	Q2 2017	Q3 2017	Q4 2017	Q1 2018
Number of loans	2,398	2,280	2,194	2,106	2,062
Unpaid Principal Balance (3)	$ 588	$ 549	$ 530	$ 508	$ 502
Carrying Value (3)	$ 521	$ 486	$ 471	$ 455	$ 452
Weighted Average LTV	80%	78%	78%	78%	78%
Weighted Average Coupon	5.4%	5.7%	5.9%	5.9%	6.2%
Weighted Average Maturity	14 years	14 years	14 years	14 years	14 years
Weighted Average Principal Balance (3)	$ 0.2	$ 0.2	$ 0.2	$ 0.2	$ 0.2
Percentage of loans fixed / floating	1% / 99%	1% / 99%	1% / 99%	1% / 99%	1% / 99%
Percentage of loans 30+ days delinquent	7.8%	5.9%	5.7%	6.9%	6.0%

Current Quarter Highlights

- **$33.6 million of SBA secondary market loans sales, with an average sale premium of 11.6%**
- **Originations of $48.3 million(1)**
- **Origination pipeline in excess of $120 million SBA loans(2) and an acquisition pipeline of $16.0 million in SBA loans**

Gross Levered Yield

32.5%
27.5%
22.5%
17.5%
12.5%
7.5%
2.5%
3.2%
25.6%
5.9%
21.9%
8.8%
21.7%
6.4%
17.0%
10.6%
19.8%
Q1 '17
Q2 '17
Q3 '17
Q4 '17
Q1 '18
(4)
(5)
Gross Levered Yield (ex. Gains)
Gains on Loans, held for sale

Sutherland Asset Management

(1) Represents fully committed amounts.
(2) As of April 30, 2018, including April 2018 fundings.
(3) $ in millions, as of quarter end.
(4) Includes interest income, accretion of discount, and servicing income net of interest expense and amortization of deferred financing costs.
(5) Includes realized and unrealized gains (losses) on loans held for sale and MSR creation.

Acquired Portfolio

The following table includes certain portfolio metrics related to our Loan Acquisitions segment:

Loan Acquisitions – Segment Snapshot

Portfolio Metrics[1] (Balance Sheet)	Q1 2017		Q2 2017		Q3 2017		Q4 2017		Q1 2018	
Number of loans		885		882		766		858		976
Unpaid Principal Balance [2]	$	467	$	411	$	378	$	417	$	525
Carrying Value [2]	$	408	$	368	$	335	$	376	$	488
Weighted Average LTV		55%		53%		52%		49%		50%
Weighted Average Coupon		6.0%		6.1%		6.3%		6.3%		6.5%
Weighted Average Maturity		10 years		11 years		9 years		10 years		8 years
Weighted Average Principal Balance [2]	$	0.5	$	0.5	$	0.5	$	0.5	$	0.5
Percentage of loans fixed / floating		46% / 54%		47% / 53%		46% / 54%		49% / 51%		58% / 42%
Percentage of fixed, match funded [3]		14.9%		14.3%		55.1%		43.7%		27.0%
Percentage of loans performing / non-performing		94% / 6%		95% / 5%		93% / 7%		96% / 4%		97% / 3%

Current Quarter Highlights

- ► **At this stage of the credit cycle, ample inventory of opportunistic performing SBC loans**
- ► **Acquired $142.2 million of SBC loans**
- ► **Acquisition pipeline of $259.6 million SBC loans[4]**

Gross Levered Yield

65.0%
55.0%
45.0%
35.0%
25.0%
15.0%
5.0%
14.3%
15.0%
14.5%
19.0%
8.0%
19.2%
36.9%
Q1 '17
Q2 '17
Q3 '17
Q4 '17
Q1 '18
Gross Levered Yield (ex. Gains)
Income on joint venture investment

Sutherland Asset Management

(1) Excludes joint venture investment.
(2) $ in millions, as of quarter end.
(3) Represents fixed rate loans that have been securitized.
(4) As of April 30, 2018, including April 2018 acquisitions.

Residential Mortgage Banking

The following table includes certain portfolio metrics related to our Residential Mortgage Banking segment:

RESIDENTIAL MORTGAGE BANKING – SEGMENT SNAPSHOT

	Portfolio Metrics (quarterly activity)	Q1 2017	Q2 2017	Q3 2017	Q4 2017	Q1 2018
Originations	Unpaid principal balance (1)	$ 461.0	$ 560.0	$ 490.9	$ 458.7	$ 438.9
	% of Originations Purchased	74.4%	80.1%	78.8%	71.9%	72.8%
	% of Originations Refinanced	25.6%	19.9%	21.2%	28.1%	27.2%
	Channel - % Correspondent	43.2%	40.1%	37.7%	38.6%	41.0%
	Channel - % Retail	33.4%	35.9%	37.6%	41.1%	39.3%
	Channel - % Wholesale	23.4%	24.0%	24.7%	20.3%	19.7%
Sales	Unpaid principal balance (1)	$ 481.7	$ 547.0	$ 503.9	$ 429.1	$ 475.5
	% of UPB - Fannie/ Freddie securitizations	62.0%	62.7%	62.0%	60.6%	68.8%
	% of UPB - Ginnie Mae securitizations	25.5%	27.3%	26.4%	28.8%	20.4%
	% of UPB - Other investors	12.5%	10.0%	11.6%	10.6%	10.8%

CURRENT QUARTER HIGHLIGHTS

- **MSR portfolio of approximately $6.8 billion in UPB, up 4% compared to Q4**
  - **Fair market value of $81.6 million, up 13% compared to Q4**
- **Originations of $438.9 million(2), down 4% compared to Q4**
- **Loan sales of $475.5 million, up 11% compared to Q4**
- **Origination pipeline of $224.1 million in commitments to originate residential agency loans(2)**

MSR SERVICING PORTFOLIO (UPB IN $BILLIONS)

$7.0
$6.8
$6.6
$6.4
$6.2
$6.0
$5.8
$5.6
$5.4
$5.2
$5.8
$6.1
$6.3
$6.6
$6.8
Q1' 17
Q2' 17
Q3' 17
Q4' 17
Q1'18

Fair Value ($ mm)	Q1' 17	Q2' 17	Q3' 17	Q4' 17	Q1' 18
	$ 64.6	$ 66.8	$ 68.8	$ 72.3	$ 81.6

SUTHERLAND Asset Management

(1) $ in millions. Represents activity during the quarter.
(2) Represents fully committed amounts

Business Outlook

Our objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation.  In order to achieve this objective, we intend to continue to grow our investment portfolio by originating new SBC, SBA, and residential mortgage loans, acquiring SBC and SBA loans from third parties and growing our SBA and residential servicing portfolio.  We intend to finance these assets in a manner that is designed to deliver attractive returns across a variety of market conditions and economic cycles.  Our ability to execute our business strategy is dependent upon many factors, including our ability to access capital and financing on favorable terms.  While there can be no assurance that we will continue to have access to the equity and debt markets, we will continue to pursue these and other available market opportunities as a means to increase our liquidity and capital base.  If we were to experience a prolonged downturn in the credit markets, it could cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.

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

Changes in Financial Condition

The following table compares our consolidated balance sheets as of March 31, 2018 and December 31, 2017 (amounts in thousands):

	March 31,	December 31,	$ Change	% Change
(In Thousands)	2018	2017	Q1'18 vs. Q4'17	Q1'18 vs. Q4'17
Assets
Cash and cash equivalents	$86,773	$63,425	$23,348	36.8%
Restricted cash	13,964	11,666	2,298	19.7
Loans, net (including $40,430 and $81,592 held at fair value)	1,057,034	1,017,920	39,114	3.8
Loans, held for sale, at fair value	160,999	216,022	(55,023)	(25.5)
Mortgage backed securities, at fair value	47,181	39,922	7,259	18.2
Loans eligible for repurchase from Ginnie Mae	81,484	95,158	(13,674)	(14.4)
Investment in unconsolidated joint venture	50,229	55,369	(5,140)	(9.3)
Derivative instruments	5,022	4,725	297	6.3
Servicing rights (including $81,591 and $61,376 held at fair value)	104,613	94,038	10,575	11.2
Receivable from third parties	11,064	6,756	4,308	63.8
Other assets	53,592	56,840	(3,248)	(5.7)
Assets of consolidated VIEs	968,999	861,662	107,337	12.5
Total Assets	$2,640,954	$2,523,503	$117,451	4.7%
Liabilities
Secured borrowings	$657,233	$631,286	$25,947	4.1%
Promissory note	5,883	6,107	(224)	(3.7)
Securitized debt obligations of consolidated VIEs, net	679,871	598,148	81,723	13.7
Convertible notes, net	109,226	108,991	235	0.2
Senior secured notes, net	178,688	138,078	40,610	29.4
Guaranteed loan financing	278,500	293,045	(14,545)	(5.0)
Contingent consideration	10,732	10,016	716	7.1
Liabilities for loans eligible for repurchase from Ginnie Mae	81,484	95,158	(13,674)	(14.4)
Derivative instruments	756	282	474	168.1
Dividends payable	12,335	12,289	46	0.4
Accounts payable and other accrued liabilities	64,490	74,636	(10,146)	(13.6)
Total Liabilities	$2,079,198	$1,968,036	$111,162	5.6%
Stockholders’ Equity
Common stock	$3	$3	$—	0.0%
Additional paid-in capital	539,560	539,455	105	0.0
Retained earnings (Deficit)	2,559	(3,385)	5,944	NM(1)
Total Sutherland Asset Management Corporation equity	542,122	536,073	6,049	1.1%
Non-controlling interests	19,634	19,394	240	1.2
Total Stockholders’ Equity	$561,756	$555,467	$6,289	1.1%
Total Liabilities and Stockholders’ Equity	$2,640,954	$2,523,503	$117,451	4.7%
(1) Not meaningful.

Assets - Comparison of balances at March 31, 2018 to December 31, 2017

Cash and cash equivalents increased $23.3 million, primarily due to proceeds from our senior secured note issuance and securitization of our fixed rate SBC loan product, loan sales and pay-offs, offset by funding new originations, loan acquisitions, and other investment activity.

Loans, net increased by $39.1 million as a result of new loan originations and loan acquisitions, which exceeded loan pay-offs, sales, or transfers of loans to securitizations included in consolidated VIEs. During the quarter ended March 31, 2018, we originated $78.0 million in transitional loans, $23.0 million in SBC conventional loans, and $48.3 million in SBA loans, which includes additional funding on loans originated in previous quarters. Additionally, we acquired approximately $142 million in SBC loans. This was offset by transfers of loans to our consolidated securitizations during the quarter, ReadyCap Commercial Mortgage Trust 2018-4 (“RCMT 2018-4”). The increase was further offset by sales and pay-offs of $116.8 million of acquired and originated loans.

Loans, held for sale, at fair value decreased by $55.0 million as a result of a increase in sales of Residential Agency loans, offset by a reduction in Residential Agency loans during the quarter.

MBS increased by $7.3 million during the quarter due to purchases of Freddie Mac issued bonds, offset by pay-downs of other CMBS positions.

During November of 2017, we acquired an interest in an SBC loan pool through a joint venture which is accounted for as an unconsolidated equity method investment. This balance decreased by $5.1 million during the quarter due to distributions on earnings and portfolio run-off.

Our servicing rights asset increased by $10.6 million, primarily due to loan sales and retention of servicing activities of $8.3 million across our SBA, Freddie Mac, and residential servicing portfolio, partially offset by loan pay-offs of $1.3 million, amortization and impairment of $1.3 million, and unrealized gains due to the changes in the fair value of our residential mortgage banking servicing rights of $4.9 million.

Assets in consolidated VIEs increased by $107.3 million, which included an increase in loans, net of $106.7 million due to the transfer of fixed rate SBC loans into RCMT 2018-4, which was completed during the first quarter of 2018.

Liabilities

Secured borrowings associated with our repurchase agreements and credit facilities increased by $25.9 million due to an increased need of shorter-term financings on certain originated loans.

During the three months ended March 31, 2018, we issued an aggregate principal balance of $40.0 million in 7.5% senior secured notes, maturing in February of 2022, which resulted in an increase in the senior secured notes, net balance.

Securitized debt obligations of consolidated VIEs, net increased $81.7 million, as a result of the completed RCMT 2018-4 securitization during the quarter, resulting in net proceeds of $148.5 million, which was partially offset by pay-downs of existing loans in securitizations of $65.2 million.

Guaranteed loan financing decreased by $14.5 million as a result of an increase in guaranteed SBA sales and scheduled and unscheduled principal payments on guaranteed SBA loans.

Equity

Total equity attributable to our company increased by $6.2 million, primarily the result of net income of $17.9 million, offset by dividends declared of $11.9 million.

Selected Balance Sheet Information by Business Segment and Corporate – Other

The following table presents certain selected balance sheet information by each of our four business segments, with the remaining amounts reflected in Corporate –Other, as of March 31, 2018:

(in thousands)	Loan Acquisitions	SBC Originations	SBA Originations, Acquisitions and Servicing	Residential Mortgage Banking	Corporate / Other	Total
Assets
Loans, net (1)	$486,760	$1,082,852	$428,070	$2,246	$-	$1,999,928
Loans, held for sale, at fair value	1,212	49,270	23,776	86,741	-	160,999
Mortgage backed securities, at fair value	7,682	39,499	-	-	-	47,181
Servicing rights	-	6,704	16,318	81,591	-	104,613

Liabilities
Secured borrowings	$80,468	$414,714	$70,846	$91,205	$-	$657,233
Securitized debt obligations of consolidated VIEs	129,337	533,463	17,071	-	-	679,871
Guaranteed loan financing	-	-	278,500	-	-	278,500
Senior secured notes, net	42,623	129,020	7,045	-	-	178,688
Convertible notes, net	53,424	50,204	5,598	-	-	109,226
(1) Includes Loan assets of consolidated VIEs

Results of Operations

The following table compares our summarized results of operations for each of our four operating segments for the three months ended March 31, 2018 and 2017 (amounts in thousands):

	For the Three Months Ended
	March 31,		$ Change
	2018	2017	2018 vs. 2017
Interest income
Loan acquisitions	$9,688	$11,188	$(1,500)
SBC originations	17,858	11,523	6,335
SBA originations, acquisitions and servicing	8,715	10,143	(1,428)
Residential mortgage banking	889	1,030	(141)
Total interest income	$37,150	$33,884	$3,266
Interest expense
Loan acquisitions	$(5,831)	$(7,933)	$2,102
SBC originations	(12,470)	(2,825)	(9,645)
SBA originations, acquisitions and servicing	(3,620)	(4,008)	388
Residential mortgage banking	(745)	(686)	(59)
Corporate - other	-	(989)	989
Total interest expense	$(22,666)	$(16,441)	$(6,225)
Net interest income before provision for loan losses	$14,484	$17,443	$(2,959)
Provision for loan losses	(167)	(1,232)	1,065
Net interest income after provision for loan losses	$14,317	$16,211	$(1,894)
Non-interest income
Loan acquisitions	$5,900	$(104)	$6,004
SBC originations	1,511	127	1,384
SBA originations, acquisitions and servicing	1,129	1,099	30
Residential mortgage banking (1)	16,677	14,669	2,008
Total non-interest income	$25,217	$15,791	$9,426
Non-interest expense
Loan acquisitions	$(2,236)	$(2,189)	$(47)
SBC originations	(6,336)	(4,382)	(1,954)
SBA originations, acquisitions and servicing	(4,768)	(2,417)	(2,351)
Residential mortgage banking	(14,653)	(12,009)	(2,644)
Corporate - other	(5,700)	(4,662)	(1,038)
Total non-interest expense	$(33,693)	$(25,659)	$(8,034)
Net realized gains (losses) on financial instruments
Loan acquisitions	$148	$306	$(158)
SBC originations	8,699	1,336	7,363
SBA originations, acquisitions and servicing	3,385	1,055	2,330
Residential mortgage banking (2)	-	-	-
Corporate - other	-	269	(269)
Total net realized gains (losses) on financial instruments	$12,232	$2,966	$9,266
Net unrealized gains (losses) on financial instruments
Loan acquisitions	$(46)	$473	$(519)
SBC originations	(2,367)	1,292	(3,659)
SBA originations, acquisitions and servicing	533	-	533
Residential mortgage banking	4,888	(553)	5,441
Corporate - other	-	70	(70)
Total net unrealized gains (losses) on financial instruments	$3,008	$1,282	$1,726
Net income (loss) before income tax provisions
Loan acquisitions	$7,351	$1,119	$6,232
SBC originations	6,931	6,975	(44)
SBA originations, acquisitions and servicing	5,443	5,358	85
Residential mortgage banking	7,056	2,451	4,605
Corporate - other	(5,700)	(5,312)	(388)
Total net income before income tax provisions	$21,081	$10,591	$10,490

(1) Includes gains on sales of mortgage loans held for sale, net of direct loan expenses, changes in fair value on IRLCs, loan expenses, certain loan origination fee income, and income generated on new mortgage servicing rights.

(2) Realized gains (losses) on residential loans held for sale at fair value are included within "Gains on residential mortgage banking activities, net of variable loan expenses" on the Consolidated statements of Income and within "Non-interest income" for purposes of the table above.

Loan Acquisition Segment Results

	For the Three Months Ended
	March 31,
(In Thousands)	2018	2017	$ Change
Interest income	$9,688	$11,188	$(1,500)
Interest expense	(5,831)	(7,933)	2,102
Net interest income before provision for loan losses	$3,857	$3,255	$602
Provision for loan losses	(272)	(622)	350
Net interest income after provision for loan losses	$3,585	$2,633	$952
Non-interest income	5,900	(104)	6,004
Non-interest expense	(2,236)	(2,189)	(47)
Total non-interest income (expense)	$3,664	$(2,293)	$5,957
Net realized gain on financial instruments	148	306	(158)
Net unrealized gain (loss) on financial instruments	(46)	473	(519)
Net income before provision for income taxes	$7,351	$1,119	$6,232

Interest income

Interest income of $9.6 million for the quarter ended March 31, 2018 in our loan acquisitions segment represented a decrease of $1.5 million from the prior year quarter, primarily due to an overall migration from high yield non-performing loans to credit stabilized performing loans in our SBC portfolio portfolio during 2017.

Interest expense

Interest expense of $5.8 million for the quarter ended March 31, 2018 in our loan acquisitions segment represented a decrease of $2.1 million from the prior year quarter, reflecting a reduction in borrowing needs, as a result of deploying capital to our origination businesses and a lower average carrying value of the acquired portfolio.

Provision for loan losses

Provision for loan losses of $0.3 million for the quarter ended March 31, 2018 in our loan acquisitions segment represented a reduction of $0.4 million from the prior year quarter, reflecting a reduction in our credit deteriorated loan portfolio due to pay-downs and sales and our increased focus on new loan vintages with better credit qualities. As of March 31, 2018, our purchased credit impaired portfolio of SBC loans was $85.5 million, compared to $96.8 million as of March 31, 2017.

Non-interest income

Non-interest income of $5.9 million for the quarter ended March 31, 2018 in our loan acquisitions segment represented an increase of $6.0 million from the prior year quarter, primarily due to income generated on our equity method investment in a joint venture acquired in November 2017. The joint venture interest is in an SBC loan pool, which generates interest income and realized and unrealized gains and losses and these amounts are earned by us, based on our proportional interest.

Non-interest expense

Non-interest expense remained relatively flat at $2.2 million for the quarter ended March 31, 2018 and 2017.

Realized gains on financial instruments

Realized gains on financial instruments in our loan acquisitions segment remained flat at $0.1 million and $0.3 million for the quarters ended March 31, 2018 and 2017, respectively.

Unrealized gains (losses) on financial instruments

Unrealized gains on financial instruments in our loan acquisitions segment remained flat during the quarter ended March 31, 2018. This compares to $0.5 million of unrealized gains for the quarter ended March 31, 2017, which was primarily driven by MBS.

SBC Originations Segment Results

	For the Three Months Ended
	March 31,
(In Thousands)	2018	2017	$ Change
Interest income	$17,858	$11,523	$6,335
Interest expense	(12,470)	(2,825)	(9,645)
Net interest income before provision for loan losses	$5,388	$8,698	$(3,310)
Provision for loan losses	36	(96)	132
Net interest income after provision for loan losses	$5,424	$8,602	$(3,178)
Non-interest income	1,511	127	1,384
Non-interest expense	(6,336)	(4,382)	(1,954)
Total non-interest income (expense)	$(4,825)	$(4,255)	$(570)
Net realized gain on financial instruments	8,699	1,336	7,363
Net unrealized gain (loss) on financial instruments	(2,367)	1,292	(3,659)
Net income before provision for income taxes	$6,931	$6,975	$(44)

Interest income

Interest income of $17.8 million for the quarter ended March 31, 2018 in our SBC originations segment represented an increase of $6.3 million from the prior year quarter primarily reflecting an increase in SBC loan originations, resulting in higher average loan balances. Originated transitional loans contributed $8.9 million in interest income during the quarter ended March 31, 2018, representing a $4.8 million increase from the quarter ended March 31, 2017. Originated SBC loans contributed $7.7 million in interest income during the quarter ended March 31, 2018, representing a $0.5 million increase from the quarter ended March 31, 2017. Originated Freddie Mac loans contributed $0.5 million in interest income during the quarter ended March 31, 2018, representing a $0.3 million increase from the quarter ended March 31, 2017.

Interest expense

Interest expense of $12.5 million in our SBC originations segment represented an increase of $9.6 million from the prior year quarter ended March 31, 2017, primarily reflecting an increase in borrowing activities under our shorter-term secured borrowings and borrowings under our senior secured notes and convertible notes allocated to the SBC originations segment, due to the need to finance a greater number of loan originations, which increased 43% during the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017.

Non-interest income

Non-interest income of $1.5 million in our SBC originations segment represented an increase of $1.4 million from the prior quarter ended March 31, 2017 primarily reflecting an increase in loan origination income of $0.7 million and an increase in servicing income of $0.6 million. The increase in loan origination income is due to increased loan originations, which increased 43% during the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017.

Non-interest expense

Non-interest expense of $6.3 million in our SBC originations segment represented an increase of $2.0 million from the prior year quarter ended March 31, 2017, primarily reflecting an increase in loan origination expenses due to an increase in broker fees paid on Freddie Mac loans as a result of an increase in Freddie Mac loan originations of approximately $41.0 million compared to the prior year quarter.

Realized gains on financial instruments

Realized gains of $8.7 million in our SBC originations segment represented an increase of $7.4 million from the prior year quarter ended March 31, 2017, primarily driven by sales of Freddie Mac loans, held-for-sale, resulting in additional gains as well as gains on interest rate swap hedges on fixed rate SBC loans prior to their securitization in March 2018.

 Unrealized gains (losses) on financial instruments

Unrealized losses of $2.4 million in our SBC originations segment represented an increase in losses of $3.7 million from the prior year quarter ended March 31, 2017, primarily driven by overall portfolio growth during the current year, as well as changes in the fair value of the SBC conventional loans and Freddie Mac loans that are carried at fair value. The increase in average balances of our SBC loan portfolio are a result of an increase in loan originations during the current year.

SBA Originations, Acquisitions and Servicing Segment Results

	For the Three Months Ended
	March 31,
(In Thousands)	2018	2017	$ Change
Interest income	$8,715	$10,143	$(1,428)
Interest expense	(3,620)	(4,008)	388
Net interest income before provision for loan losses	$5,095	$6,135	$(1,040)
Provision for loan losses	69	(514)	583
Net interest income after provision for loan losses	$5,164	$5,621	$(457)
Non-interest income	1,129	1,099	30
Non-interest expense	(4,768)	(2,417)	(2,351)
Total non-interest income (expense)	$(3,639)	$(1,318)	$(2,321)
Net realized gain on financial instruments	3,385	1,055	2,330
Net unrealized gain on financial instruments	533	-	533
Net income before provision for income taxes	$5,443	$5,358	$85

Interest income

Interest income of $8.7 million for the quarter ended March 31, 2018 in our SBA originations, acquisitions, and servicing segment represented a decrease of $1.4 million from the prior year quarter ended March 31, 2017 primarily due to a reduction of interest income generated on our acquired SBA 7(a) loan portfolio as we have shifted capital to new SBA loan originations. Although our SBA loan originations increased $19.7 million compared to the prior year quarter, or 69%, this did not result in a direct, proportional increase in interest income, but rather, resulted in a realized gain on the sale of the SBA loan and an increase in servicing income, as we typically sell a 75% pro-rata interest in the loan at a premium, while retaining 25%, and also retain the servicing rights on the loan. Thus, the reduction in interest income is offset by an increase in realized gains on sales of SBA loans and an increase in originated SBA loans servicing income, discussed further below.

Interest Expense

Interest expense of $3.6 million for the quarter ended March 31, 2018 in our SBA originations, acquisitions, and servicing segment represented a decrease of $0.4 million from the prior year quarter ended March 31, 2017 primarily reflecting a reduction in borrowing activities under secured borrowings and guaranteed loan financing due to the reduced need to finance acquired SBA 7(a) loans on our balance sheet and originated SBA 7(a) loans, due to sales of the 75% pro-rata interest of these loans, while only 25% is retained on our consolidated balance sheet.

Provision for loan losses

 Provision for loan losses was minimal in the quarter ended March 31, 2018 in our SBA originations, acquisitions, and servicing segment, which represented a reduction of $0.5 million from the prior year quarter ended March 31, 2017, reflecting a reduction in our credit deteriorated SBA loan portfolio due to pay-downs and sales and our increased focus on new SBA loan originations with better credit qualities.

Non-interest income

Non-interest income of $1.1 million for the quarter ended March 31, 2018 in the current quarter remained unchanged from the same quarter in the prior year.

Non-interest expenses

Non-interest expense of $4.8 million for the quarter ended March 31, 2018 in our SBA originations, acquisitions, and servicing segment represented an increase of $2.4 million from the prior year quarter ended March 31, 2017 primarily reflecting an increase in employee compensation expense of $0.9 million and an increase in loan servicing expense of $1.1 million.

Realized gains on financial instruments

Realized gains of $3.4 million for the quarter ended March 31, 2018 in our SBA originations, acquisitions, and servicing segment represented an increase of $2.3 million from the prior year quarter ended March 31, 2017, which is the result of an increase in sales of SBA loans due to an increase in loan originations.

Unrealized gains on financial instruments

Unrealized gains of $0.5 million for the quarter ended March 31, 2018 in our SBA originations, acquisitions, and servicing segment represented an increase of $0.5 million from the prior year quarter ended March 31, 2017, which is the result of unrealized gains on SBA loans held-for-sale, at fair value.

Residential Mortgage Banking Segment Results

	For the Three Months Ended
	March 31,
(In Thousands)	2018	2017	$ Change
Interest income	$889	$1,030	$(141)
Interest expense	(745)	(686)	(59)
Net interest income before provision for loan losses	$144	$344	$(200)
Provision for loan losses	-	-	-
Net interest income after provision for loan losses	$144	$344	$(200)
Non-interest income (1)	16,677	14,669	2,008
Non-interest expense	(14,653)	(12,009)	(2,644)
Total non-interest income (expense)	$2,024	$2,660	$(636)
Net realized gain on financial instruments	-	-	-
Net unrealized gain (loss) on financial instruments	4,888	(553)	5,441
Net income before provision for income taxes	$7,056	$2,451	$4,605

(1) Includes gains on sales of mortgage loans held for sale, net of direct loan expenses, changes in fair value on IRLCs, loan expenses, certain loan origination fee income, and income generated on new mortgage servicing rights.

Interest income

Interest income of $0.9 million in our residential mortgage banking segment for the quarter ended March 31, 2018 and $1.0 million for the quarter ended March 31, 2017 was generated on originated residential agency loans held-for-sale, at fair value.

Interest expense

Interest expense of $0.7 million in our residential mortgage banking segment for the quarters ended March 31, 2018 and 2017 remained flat.

Non-interest income

Non-interest income of $16.7 million in our residential mortgage banking segment for the quarter ended March 31, 2018 represented an increase of $2.0 million from the prior year quarter ended March 31, 2017 primarily reflecting an increase in gains on residential mortgage banking activities of $1.2 million and an increase in servicing income of $0.8 million.

Non-interest expense

Non-interest expense of $14.7 million in our residential mortgage banking segment for the year quarter ended March 31, 2018 represented an increase of $2.6 million from the prior year quarter ended March 31, 2017, primarily reflecting an increase in loan servicing expense of $1.3 million, an increase in employee compensation expense of $0.5 million, and an increase in other general operating expenses of $1.1 million.

Unrealized gains (losses) on financial instruments

Unrealized gains of $4.9 million in our residential mortgage banking segment for the quarter ended March 31, 2018 represented an increase of $5.4 million from the prior year quarter ended March 31, 2017 primarily reflecting the increase in fair value of our residential MSR due to changes in interest rates.

Corporate- Other

Interest expense

Interest expense for the quarter ended March 31, 2018 represented a decrease $1.0 million from the prior year quarter ended March 31, 2017, related to unallocated funds generated by our senior secured notes issued in February 2017. For the quarter ended March 31, 2018, we had no remaining unallocated funds generated from our senior secured notes or convertible notes issued during 2017.

Non-interest expense

Non-interest expense of $5.7 million for the quarter ended March 31, 2018 increased $1.0 million from the prior year quarter ended March 31, 2017 as a result of an increase in professional fees of $0.5 million, an increase in incentive fees due to our Manager of $0.4 million, and an increase in other general operating expenses of $0.2 million

Non-GAAP Financial Measures

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

We calculate Core Earnings as GAAP net income (loss) excluding the following:

i)	any unrealized gains or losses on certain MBS
ii)	any realized gains or losses on sales of certain MBS
iii)	any unrealized gains or losses on MSRs

iv)	one-time non-recurring gains or losses, such as gains or losses on discontinued operations, bargain purchase gains, or merger related expenses

The following table presents our summarized consolidated results of operations and reconciliation to Core Earnings:

	Three Months Ended March 31,
(in thousands)	2018	2017	Change
Net Income	$18,518	$9,557	$8,961
Reconciling items:
Unrealized (gain) loss on MBS	79	45	34
Unrealized (gain) loss on MSRs	(4,155)	1,120	(5,275)
Merger transaction costs	-	70	(70)
Restricted Stock Unit (RSU) grant to Independent Directors	-	290	(290)
Total reconciling items	$(4,076)	$1,525	$(5,601)
Income tax adjustments	1,047	(222)	1,269
Core earnings	$15,489	$10,860	$4,629

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Consolidated Net Income increased by $9.0 million, from $9.6 million during the three months ended March 31, 2017 to $18.5 million during the three months ended March 31, 2018. Core Earnings increased by $4.6 million, from $10.9 million during the three months ended March 31, 2017 to $15.5 million during the three months ended March 31, 2018.

The increases in Consolidated Net Income and Core Earnings were primarily due to an increase in origination activities during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, the accretive effects of securitization activities undertaken during the second half of 2017, as well as income contributed by an equity method investment in a joint venture. The increase in Consolidated Net Income also represented unrealized gains on our residential MSR due to increases in interest rates.

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

Cash Flow Activity for the Three Months Ended March 31, 2018 and March 31, 2017

The following table provides a summary of the net change in our cash and cash equivalents:

	Three months ended March 31,
(in thousands)	2018	2017
Cash flows provided by (used in) operating activities (1)	$48,222	$15,456
Cash flows provided by (used in) investing activities (1)	$(146,432)	$23,377
Cash flows provided by (used in) financing activities	$123,856	$(58,817)

Net increase in cash and cash equivalents	$25,646	$(19,984)

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

Cash and cash equivalents increased by $25.6 million during the current quarter ended March 31, 2018, reflecting:

•	Net cash provided by operating activities of $48.2 million for the current quarter related primarily to:
-	Proceeds on sales of loans, held for sale, at fair value of $677.4 million, offset by $610.5 million of originations and purchases of loans, held for sale, at fair value.

•	Net cash used in investing activities of $146.4 million for the current quarter related primarily to:

-

Cash outflows of $260.9 million relating to originations and purchases of loans, held at fair value and held-for-investment loans, offset by cash inflows relating to repayments of loans, held at fair value and held-for-investment of $116.8 million.

•	Net cash provided by financing activities of $123.9 million for the current quarter related primarily to:
-

Proceeds provided by issuances of securitized debt of $156.0 million, issuance of our senior secured notes   of approximately $40.0 million, offset by repayments of securitized debt of $65.2 million and net repayments of secured borrowings $25.9 million.

Cash and cash equivalents decreased by $20.0 million during the previous year quarter ended March 31, 2017, reflecting:

•	Net cash provided by operating activities of $15.5 million for the previous year quarter as a result of general net changes in operating assets and liabilities.

•	Net cash provided by investing activities of $23.4 million for the previous year quarter ended March 31, 2017 related primarily to:
-

Proceeds on net sales and pay-downs of MBS and repayments of loans, held at fair value and held-for-investment offset cash outflows on originations and purchases of loans, held at fair value and held-for-investment.

•	Net cash used in financing activities of $58.8 million for the previous year quarter ended March 31, 2017 related primarily to:
-	Net repayments of our secured borrowings and net repayments of our guaranteed loan financing.

Securitization Activity

Our Manager’s extensive experience in loan acquisition, origination, servicing and securitization strategies has enabled us to complete several securitizations of SBC and SBA loan assets since January 2011. These securitizations allow us to match fund the SBC and SBA loans on a long-term, non-recourse basis. Four of these securitizations, including Waterfall Victoria Mortgage Trust 2011-1 (“SBC-1”), Waterfall Victoria Mortgage Trust 2011-3 (“SBC-3”), Sutherland Commercial Mortgage Trust 2015-4 (“SBC-4”), and Sutherland Commercial Mortgage Trust 2017 (“SBC-6”) are trusts, whose debt is collateralized by non-performing and re-performing acquired SBC loans and a fifth securitization Waterfall Victoria Mortgage Trust 2011-2 (“SBC-2”) is a real estate mortgage investment conduit (“REMIC”) whose debt is collateralized by performing acquired SBC loans. We have completed four securitizations of newly originated SBC loans, each a REMIC, including ReadyCap Commercial Mortgage Trust 2014-1 (“RCMT 2014-1”), ReadyCap Commercial Mortgage Trust 2015-2 (“RCMT 2015-2”), ReadyCap Commercial Mortgage Trust 2016-3 (“RCMT 2016-3”), and ReadyCap Commercial Mortgage Trust 2018-4 (“RCMT 2018-4”). We also completed Ready Capital Mortgage Financing 2017 (“RCMF 2017-FL1), a securitization whose debt is collateralized by originated transitional loans, and ReadyCap Lending Small Business Trust 2015-1 (“RCLSBL 2015-1”), a securitization collateralized by SBA Section 7(a) Program loans.

In addition, we completed four securitizations of newly originated multi-family Freddie Mac loans, including Freddie Mac Small Balance Mortgage Trust 2016-SB11 (“FRESB 2016-SB11”), Freddie Mac Small Balance Mortgage Trust 2016-SB18 (“FRESB 2016-SB18”), Freddie Mac Small Balance Mortgage Trust 2017-SB33 (“FRESB 2017-SB33”), and Freddie Mac Small Balance Mortgage Trust 2018-SB45 (“FRESB 2018-SB45”).

The assets pledged as collateral for these securitizations were contributed from our portfolio of assets. By contributing these SBC and SBA assets to the various securitizations, these transactions created capacity for us to fund other investments.

The following table presents information on the securitization structures and related issued tranches of notes to investors:

Deal Name	Asset Class	Issuance	Ratings	Bonds Issued
WVMT 2011-SBC1	SBC Acquired loans	February 2011	NR	$40.5 million
WVMT 2011-SBC2	SBC Acquired loans	March 2011	DBRS	97.6 million
WVMT 2011-SBC3	SBC Acquired loans	October 2011	NR	143.4 million
SCML 2015-SBC4	SBC Acquired loans	August 2015	NR	125.4 million
SCMT 2017-SBC6	SBC Acquired loans	August 2017	NR	139.4 million
Total - SBC Acquired loan securitizations				$546.3 million
RCMT 2014-1	SBC Originated Conventional	September 2014	MDY / DBRS	$181.7 million
RCMT 2015-2	SBC Originated Conventional	November 2015	MDY / Kroll	218.8 million
RCMT 2016-3	SBC Originated Conventional	November 2016	MDY / Kroll	162.1 million
RCMT 2018-4	SBC Originated Conventional	March 2018	MDY / DBRS	165.0 million
Total Originated SBC loan securitizations				$727.6 million
RCMF 2017-FL1	SBC Originated Transitional	August 2017	MDY / Kroll	$198.8 million
Total Originated Transitional loan securitizations				$198.8 million
FRESB 2016-SB11	Originated Agency Multi-family	January 2016	GSE Wrap	$110.0 million
FRESB 2016-SB18	Originated Agency Multi-family	July 2016	GSE Wrap	118.0 million
FRESB 2017-SB33	Originated Agency Multi-family	June 2017	GSE Wrap	197.9 million
FRESB 2018-SB45	Originated Agency Multi-family	January 2018	GSE Wrap	362.0 million
Total Freddie Mac Originated loan securitizations				$787.9 million
RCLSBL 2015-1	Acquired SBA 7(a) loans	June 2015	S&P	$189.5 million
Total Acquired SBA loan securitizations				$189.5 million
Cumulative loan securitizations (inception to date)				$2,450.1 million

We used the proceeds from the sale of the tranches issued to purchase and originate SBC and SBA loans.  We are the primary beneficiary of SBC-1, SBC-2, SBC-3, RCMT 2014-1, RCMT 2015-2, RCMT 2016-3, RCMT 2018-4, RCMF 2017-FL1, RCLSBL 2015-1, SBC-4, and SBC-6, therefore they are consolidated in our financial statements.

Deutsche Bank Loan Repurchase Facility

Our subsidiaries, ReadyCap Commercial, Sutherland Asset I, and Sutherland Warehouse Trust II renewed their master repurchase agreement on February 14, 2018, pursuant to which ReadyCap Commercial, Sutherland Asset I and Sutherland Warehouse Trust II may be advanced an aggregate principal amount of up to $275 million on originated mortgage loans (the “DB Loan Repurchase Facility”). As of March 31, 2018, we had $137.8 million outstanding under the DB Loan Repurchase Facility. The DB Loan Repurchase Facility is used to finance SBC loans, and the interest rate is LIBOR plus a spread, which varies depending on the type and age of the loan. The DB Loan Repurchase Facility has been extended through February 2020 and our subsidiaries have an option to extend the DB Loan Repurchase Facility for an additional year, subject to certain conditions. ReadyCap Commercial’s, Sutherland Asset I’s, and Sutherland Warehouse Trust II’s obligations are fully guaranteed by us.

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

JPMorgan Loan Repurchase Facility

Our subsidiaries, ReadyCap Warehouse Financing LLC (“ReadyCap Warehouse Financing”) and Sutherland Warehouse Trust entered into master repurchase agreement in December 2015, pursuant to which ReadyCap Warehouse Financing and Sutherland Warehouse Trust, may sell, and later repurchase, mortgage loans in an aggregate principal amount of up to $200 million. Our subsidiaries renewed their master repurchase agreement with JPMorgan on December 8, 2017 for an aggregate principal amount of up to $200 million (the “JPM Loan Repurchase Facility”). As of March 31, 2018, we had $47.9 million outstanding under the JPM Loan Repurchase Facility. The JPM Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is LIBOR plus a spread, which is determined by the lender on an asset-by-asset basis. The JPM Loan Repurchase Facility is committed through December 10, 2020, and ReadyCap Warehouse Financing’s and Sutherland Warehouse Trust’s obligations are fully guaranteed by us.

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

Citibank Loan Repurchase Agreement

Our subsidiaries, Waterfall Commercial Depositor and Sutherland Asset I renewed a master repurchase agreement in June 2017 with Citibank, N.A. (the "Citi Loan Repurchase Facility" and, together with the DB Loan Repurchase Facility and the JPM Loan Repurchase Facility, the "Loan Repurchase Facilities"), pursuant to which Waterfall Commercial Depositor and Sutherland Asset I may sell, and later repurchase, a trust certificate (the “Trust Certificate”), representing interests in mortgage loans in an aggregate principal amount of up to $200 million, $125 million of which is committed. As of March 31, 2018, we had $180.5 million outstanding under the Citi Loan Repurchase Facility. The Citi Loan Repurchase Facility is used to finance SBC loans, and the interest rate is LIBOR plus 2.50%. The Citi Loan Repurchase Facility is committed for a period of 364 days, and Waterfall Commercial Depositor’s and Sutherland Asset I’s obligations are fully guaranteed by us.

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

Securities Repurchase Agreements

As of March 31, 2018, we had $80.5 million of secured borrowings related to SBC ABS and pledged Trust Certificates, respectively, with four counterparties (lenders).

General Statements Regarding Loan and Security Repurchase Facilities

At March 31, 2018, we had $584.1 million in fair value of Trust Certificates and loans pledged against our borrowings under the Loan Repurchase Facilities and $44.7 million in fair value of SBC ABS and short term investments pledged against our securities repurchase agreement borrowings.

Under the Loan Repurchase Facilities and securities repurchase agreements, we may be required to pledge additional assets to our counterparties in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional assets or cash. Generally, the Loan Repurchase Facilities and securities repurchase agreements contain a LIBOR-based financing rate, term and haircuts depending on the types of collateral and the counterparties involved. Further, at March 31, 2018, the average haircut provisions associated with our repurchase agreements was 33.0% for pledged Trust Certificates and loans and was 26.0% and 30.9% for pledged SBC ABS and short-term investments, respectively.

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

JPMorgan Credit Facility

We renewed our master loan and security agreement with JPMorgan in June 2017 providing for a credit facility of up to $250 million. As of March 31, 2018, we had $70.8 million outstanding under this credit facility. The credit facility is structured as a secured loan facility in which ReadyCap Lending and Sutherland 2016‑1 JPM Grantor Trust act as borrowers. Under this facility, ReadyCap and Sutherland 2016-1 JPM Grantor Trust pledge loans guaranteed by the SBA under the SBA Section 7(a) Loan Program, SBA 504 loans and other loans which were part of the CIT loan acquisition. We act as a guarantor under this facility. The agreement contains financial maintenance covenants, which include (i) total stockholders’ equity must not be permitted to be less than the sum of (a) 60% of total stockholders equity as of the closing date of the facility plus (b) 50% of the net proceeds of any equity issuance after the closing date (ii) maximum leverage of 3:1 and (iii) liquidity equal to at least the lesser of (a) 4% of the sum of (without duplication) (1) any outstanding indebtedness plus (2) amounts due under the repurchase agreement and (b) $25,000,000. The amended terms have an interest rate based on loan type ranging from three month LIBOR (reset daily), plus 3.25-3.5% per annum. The term of the facility is one year, with an option to extend for an additional year.

At March 31, 2018, we had a leverage ratio of 1.7x on a debt-to-equity basis.

We maintain certain assets, which, from time to time, may include cash, unpledged SBC loans, SBC ABS and short term investments (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by our counterparties, or collectively, the “Cushion”, to meet routine margin calls and protect against unforeseen reductions in our borrowing capabilities. Our ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of our investments, our cash position and margin requirements. Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs. At March 31, 2018, we were in compliance with all debt covenants.

Other credit facilities

GMFS funds its origination platform through warehouse lines of credit with three counterparties with total borrowings outstanding of $91.2 million at March 31, 2018. GMFS utilizes a $125 million committed warehouse line of credit agreement which expires on March 14, 2019, a $40 million committed warehouse line of credit expiring on August 11, 2018, and a $40 million committed warehouse line of credit expiring on May 31, 2018. The lines are collateralized by the underlying mortgages and related documents and instruments and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved. These agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. We were in compliance with all significant debt covenants as of and for the three months ended March 31, 2018.

ReadyCap Holdings’ 7.50% Senior Secured Notes due 2022

During 2017, ReadyCap Holdings LLC, a subsidiary of the Company, issued $140.0 million in 7.50% Senior Secured Notes due 2022. On January 30, 2018 ReadyCap Holdings LLC, issued an additional $40.0 million in aggregate principal amount of 7.50% Senior Secured Notes due 2022, which have identical terms (other than issue date and issue price) to the notes issued during 2017 (collectively “the Senior Secured Notes”). The additional $40.0 million in Senior Secured Notes were priced with a yield to par call date of 6.5%. Payments of the amounts due on the Senior Secured Notes are fully and unconditionally guaranteed by the Company and its subsidiaries: Sutherland Partners LP, Sutherland Asset I, LLC, and RCC. The funds were used to fund new SBC and SBA loan originations and new SBC loan acquisitions.

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

        As of March 31, 2018, we were in compliance with all covenants with respect to the Senior Secured Notes.

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

Contractual Obligations

Other than the Senior Secured Notes and Convertible Notes referenced above, there have been no material changes to our contractual obligations for the three months ended March 31, 2018.  See Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations" in the Company's annual report on Form 10-K for further details.

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

The following table projects the impact on our interest income and expense for the twelve month period following March 31, 2018, assuming an immediate increase or decrease of 25, 50, 75 and 100 basis points in LIBOR:

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans held for investment	$2,083	$4,197	$6,299	$8,364	$(1,707)	$(3,313)	$(4,694)	$(5,908)
Interest rate swap hedges	96	191	287	383	(96)	(191)	(287)	(383)
Total	$2,179	$4,388	$6,586	$8,747	$(1,803)	$(3,504)	$(4,981)	$(6,291)
Liabilities
Recourse debt	$(1,094)	$(2,187)	$(3,281)	$(4,374)	$1,094	$2,187	$3,281	$4,374
Non-recourse debt	(505)	(1,011)	(1,516)	(2,022)	505	1,011	1,516	2,022
Total	$(1,599)	$(3,198)	$(4,797)	$(6,396)	$1,599	$3,198	$4,797	$6,396
Total Net Impact to Net Interest Income (Expense)	$580	$1,190	$1,789	$2,351	$(204)	$(306)	$(184)	$105

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

The following table summarizes the Company’s exposure to its repurchase agreements and credit facilities counterparties at March 31, 2018:

(in thousands)	Borrowings under repurchase agreements and credit facilities (1)	Assets pledged on borrowings under repurchase agreements and credit facilities	Net Exposure (2)	Exposure as a Percentage of Total Assets
Total Counterparty Exposure	$ 657,233	$ 858,386	$ 201,153	7.6%
(1) Includes accrued interest payable

(2) The exposure reflects the difference between (a) the amount loaned to the Company through repurchase agreements and credit facilities, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets

The following table presents information with respect to any counterparty for repurchase agreements for which our Company had greater than 5% of stockholders’ equity at risk in the aggregate at March 31, 2018:

(in thousands)	Counterparty Rating (1	Amount of Risk (2)	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
Deutsche Bank AG	A- / Baa2	$ 82,498	2	14.7%
JPMorgan Chase Bank, N.A.	A+ / Aa3	$ 34,970	15	6.2%
(1) The counterparty rating presented is the long-term issuer credit rating as rated at March 31, 2018 by S&P and Moody’s, respectively.

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

The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2018. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a‑15(f) of the Exchange Act) that occurred during the three months ended March 31, 2018 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Currently, no material legal proceedings are pending or, to our knowledge, threatened against us.

Item 1A. Risk Factors

See the Company's Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the Company's risk factors during the three months ended March 31, 2018.

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

4.2*

Indenture, dated February 13, 2017, by and among ReadyCap Holdings, LLC, as issuer, Sutherland Asset Management Corporation, Sutherland Partners, L.P., Sutherland Asset I, LLC and ReadyCap Commercial, LLC, each as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed February 13, 2017)

4.3*

First Supplemental Indenture, dated February 13, 2017, by and among ReadyCap Holdings, LLC, as issuer, Sutherland Asset Management Corporation, Sutherland Partners, L.P., Sutherland Asset I, LLC, ReadyCap Commercial, LLC, each as guarantors and U.S. Bank National Association, as trustee and as collateral agent, including the form of 7.5% Senior Secured Notes due 2022 and the related guarantees (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed February 13, 2017)

4.4*

Indenture, dated as of August 9, 2017, by and between Sutherland Asset Management Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed August 9, 2017)

4.5*

First Supplemental Indenture, dated as of August 9, 2017, by and between Sutherland Asset Management Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed August 9, 2017)

4.6*

Second Supplemental Indenture, dated as of April 27, 2018, by and between Sutherland Asset Management Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed April 27, 2018)

10.1*

Amended and Restated Agreement of Limited Partnership of Sutherland Partners, L.P., dated as of October 31, 2016, by and among Sutherland Asset Management Corporation, as General Partner, and the limited partners listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed November 4, 2016)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**		Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**		Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+		XBRL Instance Document
101.SCH+		XBRL Taxonomy Extension Scheme Document

101.CAL+		XBRL Taxonomy Calculation Linkbase Document

101.DEF+		XBRL Extension Definition Linkbase Document
101.LAB+		XBRL Taxonomy Extension Linkbase Document
101.PRE+		XBRL Taxonomy Presentation Linkbase Document

*      Previously filed.

**    This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+      Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sutherland Asset Management Corporation

Date: May 10, 2018	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board and Chief Executive
(Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Frederick C. Herbst
Frederick C. Herbst
Chief Financial Officer
(Principal Accounting and Financial Officer)