Form 10-Q
period 2018-06-30
Sutherland Asset Management Corp
filed 2018-08-08
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The Company has 32,051,989 shares of common stock, par value $0.0001 per share, outstanding as of June 30, 2018.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SUTHERLAND ASSET MANAGEMENT CORPORATION

unaudited CONSOLIDATED BALANCE SHEETS

(In Thousands)	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$105,833	$63,425
Restricted cash	15,108	11,666
Loans, net (including $34,354 and $188,150 held at fair value)	1,035,330	1,017,920
Loans, held for sale, at fair value	188,752	216,022
Mortgage backed securities, at fair value	50,070	39,922
Loans eligible for repurchase from Ginnie Mae	79,623	95,158
Investment in unconsolidated joint venture	41,598	55,369
Derivative instruments	4,758	4,725
Servicing rights (including $85,554 and $72,295 held at fair value)	111,274	94,038
Receivable from third parties	980	6,756
Other assets	56,948	56,840
Assets of consolidated VIEs	1,122,706	861,662
Total Assets	$2,812,980	$2,523,503
Liabilities
Secured borrowings	678,858	631,286
Promissory note	5,524	6,107
Securitized debt obligations of consolidated VIEs, net	795,503	598,148
Convertible notes, net	109,484	108,991
Senior secured notes, net	178,718	138,078
Corporate debt, net	48,172	—
Guaranteed loan financing	263,920	293,045
Contingent consideration	1,686	10,016
Liabilities for loans eligible for repurchase from Ginnie Mae	79,623	95,158
Derivative instruments	935	282
Dividends payable	13,340	12,289
Accounts payable and other accrued liabilities	72,659	74,636
Total Liabilities	$2,248,422	$1,968,036
Stockholders’ Equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 32,051,989 and 31,996,440 shares issued and outstanding, respectively	3	3
Additional paid-in capital	539,457	539,455
Retained earnings (deficit)	5,870	(3,385)
Total Sutherland Asset Management Corporation equity	545,330	536,073
Non-controlling interests	19,228	19,394
Total Stockholders’ Equity	$564,558	$555,467
Total Liabilities and Stockholders’ Equity	$2,812,980	$2,523,503

See Notes To Unaudited Consolidated Financial Statements

SUTHERLAND ASSET MANAGEMENT CORPORATION

Unaudited CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except share data)	2018	2017	2018	2017
Interest income	$41,858	$33,248	$79,007	$67,130
Interest expense	(26,407)	(17,230)	(49,071)	(33,673)
Net interest income before provision for loan losses	$15,451	$16,018	$29,936	$33,457
Provision for loan losses	397	(159)	229	(1,391)
Net interest income after provision for loan losses	$15,848	$15,859	$30,165	$32,066
Non-interest income
Gains on residential mortgage banking activities, net of variable loan expenses	9,762	10,985	21,496	21,495
Other income	1,826	1,588	3,160	2,429
Income on unconsolidated joint venture	1,503	—	7,243	—
Servicing income, net of amortization and impairment of $1,229 and $2,580 for the three and six months ended June 30, 2018, and $1,511 and $4,276 for the three and six months ended June 30, 2017, respectively	6,627	5,631	13,037	10,074
Total non-interest income	$19,718	$18,204	44,936	33,998
Non-interest expense
Employee compensation and benefits	(14,272)	(13,451)	(29,592)	(26,915)
Allocated employee compensation and benefits from related party	(1,200)	(1,008)	(2,400)	(2,020)
Professional fees	(2,401)	(2,023)	(5,049)	(4,182)
Management fees – related party	(2,036)	(2,007)	(4,049)	(3,984)
Incentive fees – related party	(269)	—	(676)	—
Loan servicing expense	(3,000)	(2,611)	(7,093)	(4,126)
Other operating expenses	(8,916)	(6,206)	(16,927)	(11,736)
Total non-interest expense	$(32,094)	$(27,306)	$(65,786)	$(52,963)
Net realized gain on financial instruments	8,620	4,491	20,851	7,456
Net unrealized gain on financial instruments	4,457	974	7,464	2,257
Income before provision for income taxes	$16,549	$12,222	$37,630	$22,814
Provision for income taxes	(665)	(1,069)	(3,228)	(2,104)
Net income	$15,884	$11,153	$34,402	$20,710
Less: Net income attributable to non-controlling interest	588	657	1,252	1,358
Net income attributable to Sutherland Asset Management Corporation	$15,296	$10,496	$33,150	$19,352

Earnings per common share - basic	$0.48	$0.34	$1.03	$0.63
Earnings per common share - diluted	$0.48	$0.34	$1.03	$0.63

Weighted-average shares outstanding
Basic	32,073,717	30,768,900	32,055,110	30,659,958
Diluted	32,092,750	30,769,332	32,069,499	30,660,175

Dividends declared per share of common stock	$0.40	$0.37	$0.77	$0.74

See Notes To Unaudited Consolidated Financial Statements

SUTHERLAND ASSET MANAGEMENT CORPORATION

Unaudited CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

				Retained	Total Sutherland
	Common Stock		Additional Paid-	Earnings	Asset Management	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	In Capital	(Deficit)	Corporation equity	Interests	Equity
Balance at January 1, 2017	30,549,084	$3	$513,295	$(201)	$513,097	$39,005	$552,102
Dividend declared on common stock ($0.74 per share)	—	—	—	(23,181)	(23,181)	—	(23,181)
Dividend declared on OP units	—	—	—	—	—	(1,285)	(1,285)
Shares issued in exchange of litigation settlement	275,862	—	4,000	—	4,000	—	4,000
Contribution	—	—	—	—	—	29	29
Stock-based compensation	—	—	436	—	436	—	436
Conversion of OP units into common stock	1,171,494	—	19,713	—	19,713	(19,713)	—
Net Income	—	—	—	19,352	19,352	1,358	20,710
Balance at June 30, 2017	31,996,440	$3	$537,444	$(4,030)	$533,417	$19,394	$552,811

				Retained	Total Sutherland
	Common Stock		Additional Paid-	Earnings	Asset Management	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	In Capital	(Deficit)	Corporation equity	Interests	Equity
Balance at January 1, 2018	31,996,440	$3	$539,455	$(3,385)	$536,073	$19,394	$555,467
Dividend declared on common stock ($0.77 per share)	—	—	—	(24,803)	(24,803)	—	(24,803)
Dividend declared on OP units	—	—	—	—	—	(872)	(872)
Contributions, net	—	—	—	—	—	37	37
Equity component of 2017 convertible note issuance	—	—	(158)	—	(158)	(6)	(164)
Stock-based compensation	8,617	—	160	127	287	—	287
Conversion of OP units into common stock	33,658	—	—	577	577	(577)	—
Manager incentive fee paid in stock	13,274	—	—	204	204	—	204
Net Income	—	—	—	33,150	33,150	1,252	34,402
Balance at June 30, 2018	32,051,989	$3	$539,457	$5,870	$545,330	$19,228	$564,558

See Notes To Unaudited Consolidated Financial Statements

SUTHERLAND ASSET MANAGEMENT CORPORATION

Unaudited CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
(In Thousands, except share information)	2018	2017
Cash Flows From Operating Activities:
Net income	$34,402	$20,710
Adjustments to reconcile net income to net cash provided (used in) operating activities:
Discount accretion and premium amortization of financial instruments, net	(4,413)	(5,193)
Amortization of guaranteed loan financing, deferred financing costs, and intangible assets	11,682	10,115
Provision for loan losses	(229)	1,391
Charge off of real estate acquired in settlement of loans	1,000	103
Purchase of short-term investments	—	(739,443)
Proceeds from sale or maturity of short-term investments	—	1,059,822
Net settlement of derivative instruments	4,307	(344)
Purchase of loans, held for sale, at fair value	(15,791)	(5,909)
Origination of loans, held for sale, at fair value	(1,310,994)	(1,222,553)
Proceeds from disposition and principal payments of loans, held for sale, at fair value	1,385,412	1,240,032
Income on unconsolidated joint venture	1,048	—
Gain on sale of mortgages held for sale included in Gains on residential mortgage banking activities, net of variable loan expenses	(18,074)	(33,418)
Gain (loss) on derivatives included in Gains on residential mortgage banking activities, net of variable loan expenses	(293)	1,841
Creation of servicing rights, net of payoffs	(8,073)	(7,645)
Net realized gains on financial instruments	(20,851)	(7,456)
Net unrealized gains on financial instruments	(7,464)	(2,257)
Net changes in operating assets and liabilities
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	(922)	18,172
Receivable from third parties	5,776	(99,342)
Other assets	3,114	9,276
Accounts payable and other accrued liabilities	(1,415)	(11,425)
Net cash provided by operating activities	58,222	226,477
Cash Flow From Investing Activities:
Origination of loans	(484,420)	(211,271)
Purchase of loans	(270,309)	(67,347)
Purchase of mortgage backed securities, at fair value	(10,419)	(14,448)
Purchase of real estate	(1,385)	—
Purchase of servicing rights	(362)	—
Proceeds on unconsolidated joint venture in excess of earnings recognized	12,723	—
Payment of liability under participation agreements, net of proceeds received	(91)	(618)
Proceeds from disposition and principal payment of loans	470,794	201,676
Proceeds from sale and principal payment of mortgage backed securities, at fair value	4,453	4,225
Proceeds from sale of real estate	842	1,236
Net cash (used in) provided by investing activities	(278,174)	(86,547)
Cash Flows From Financing Activities:
Proceeds from secured borrowings	1,909,249	2,773,762
Proceeds from issuance of securitized debt obligations of consolidated VIEs	373,149	—
Proceeds from senior secured note offering	41,328	141,917
Proceeds from corporate debt	50,000	—
Payment of contingent consideration	(8,967)	—
Payment of secured borrowings	(1,861,677)	(2,864,093)
Payment of securitized debt obligations of consolidated VIEs	(164,092)	(96,375)
Payment of guaranteed loan financing	(34,895)	(64,527)
Payment of promissory note	(583)	(605)
Payment of deferred financing costs	(13,123)	(4,618)
Contributions, net	44	29
Dividend payments	(24,631)	(23,682)
Net cash (used in) provided by financing activities	265,802	(138,192)
Net increase (decrease) in cash, cash equivalents, and restricted cash	45,850	1,738
Cash, cash equivalents, and restricted cash at beginning of period	75,091	79,756
Cash, cash equivalents, and restricted cash at end of period	$120,941	$81,494

Supplemental disclosure of operating cash flow
Cash paid for interest	$42,580	$27,008
Cash paid (received) for income taxes	$1,058	$3,395
Stock-based compensation	$287	$453
Supplemental disclosure of non-cash investing activities
Loans transferred from Loans, held for sale, at fair value to Loans, net	$670	$—
Loans transferred from Loans, net to Loans, held for sale, at fair value	$—	$5,940

Supplemental disclosure of non-cash financing activities
Incentive shares issued to investment manager pursuant to management agreement	$204	$—

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

Sutherland Partners, LP (the “Operating Partnership”) holds substantially all of our assets and conducts substantially all of our business. As of June 30, 2018 and December 31, 2017, the Company owned approximately 96.6% and 96.5%, of the operating partnership units (“OP units”) of the Operating Partnership, respectively. The Company, as sole general partner of the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Therefore, the Company consolidates the Operating Partnership.

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

Note 2 – Basis of Presentation

The unaudited interim consolidated financial statements presented herein are as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017.  These unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”)—as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the U.S. Securities and Exchange Commission.

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

As of June 30, 2018 and December 31, 2017, the Company had $0.6 million in money market mutual funds, and substantially all of the Company’s cash and cash equivalents not held in money market funds were comprised of cash balances with banks that are in excess of the Federal Deposit Insurance Corporation insurance limits.

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

Loans, held-for-investment

Loans, held-for-investment are loans acquired from third parties (“acquired loans”), loans originated by ReadyCap that we do not intend sell, or securitized loans that were previously originated by ReadyCap. Securitized loans remain on the Company’s balance sheet because the securitization vehicles are consolidated under ASC 810.

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

Acquired loans without evidence of these conditions, securitized loans, and loans originated by ReadyCap that we do not intend to sell are accounted for under ASC 310-10, Receivables- Overall, (“ASC 310-10”) and are referred to as “Non-purchased credit impaired loans” (non-PCI loans).

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

Loans, held at fair value

Loans, held at fair value represent certain loans originated by ReadyCap for which the Company has elected the fair value option. Interest is recognized as interest income on the unaudited interim consolidated statements of income when earned and deemed collectible. Changes in fair value are recurring and are reported as net unrealized gain (loss) on the unaudited interim consolidated statements of income.

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

Although permitted under certain circumstances, generally the Company does not offset cash collateral receivable or payables against our gross derivative positions. As of June 30, 2018 and December 31, 2017, the cash collateral receivable held for derivatives is $1.6 million and $0.8 million, respectively, and is included in restricted cash on the unaudited interim consolidated balance sheets.

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

Intangible assets

Intangible assets are accounted for under ASC 350, Intangibles-Goodwill and Other. As of June 30, 2018 and December 31, 2017, the Company’s identifiable intangible assets include SBA license for our lending operations as well as a trade name, a favorable lease, and other licenses relating to our residential mortgage banking segment, obtained as part of the ZAIS Financial merger transaction. The Company determined that its SBA license has an indefinite life, while the other intangibles acquired as part of the ZAIS Financial merger transaction are finite-lived. The Company amortizes intangible assets with identified estimated useful lives on a straight-line basis over their estimated useful lives. The Company initially records its intangible assets at cost and subsequently tests for impairment on an annual basis. Intangible assets are included within other assets on the unaudited interim consolidated balance sheets.

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

Borrowing under repurchase agreements

Borrowings under repurchase agreements are accounted for under ASC 860, Transfers and Servicing. Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Through June 30, 2018, none of our repurchase agreements have been accounted for as components of linked transactions. All securities financed through a repurchase agreement have remained on our unaudited interim consolidated balance sheets as an asset and cash received from the lender was recorded on our unaudited interim consolidated balance sheets as a liability. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense on the unaudited interim consolidated statements of income.

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

Senior secured notes, net

The Company accounts for secured debt offerings under ASC 470, Debt. Pursuant to the adoption of ASU 2015-03, the Company’s senior secured notes are presented net of debt issuance costs. These senior secured notes are collateralized by loans, MBS, and retained interests of consolidated VIE’s. Interest paid and accrued in connection with senior secured notes is recorded as interest expense on the unaudited interim consolidated statements of income.

Corporate debt, net

The Company accounts for corporate debt offerings under ASC 470, Debt. The Company’s corporate debt is presented net of debt issuance costs. Interest paid and accrued in connection with corporate debt is recorded as interest expense on the unaudited consolidated statements of income.

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

We have elected the fair value option for certain loans held-for-sale originated by ReadyCap that the Company intends to sell in the near term. The fair value elections for loans, held for sale at fair value originated by ReadyCap were made due to the short-term nature of these instruments.

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

We provide for exposure in connection with uncertain tax positions, which requires significant judgment by management including determination, based on the weight of the tax law and available evidence, that it is more-likely-than-not that a tax result will be realized. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense on our unaudited interim consolidated statements of income. As of June 30, 2018 and December 31, 2017, we accrued no taxes, interest or penalties related to uncertain tax positions. In addition, we do not anticipate a change in this position in the next 12 months.

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

Origination Income and Expense

Origination income represents fees received for origination of either loans, held at fair value, loans, held for sale, at fair value, or loans, held-for-investment. For loans held at fair value, and loans, held for sale, at fair value, pursuant to ASC 825, the Company reports origination fee income as revenue and fees charged and costs incurred as expenses. These fees and costs are excluded from the fair value. For originated loans, held-for-investment, under ASC 310-10, the Company defers these origination fees and costs at origination and amortizes them under the effective interest method over the life of the loan. Origination fees and expenses for ReadyCap loans, held at fair value and loans, held for sale, at fair value, are presented in the unaudited interim consolidated statements of income in other income and operating expenses. Origination fees and expenses for residential mortgage loans originated by GMFS are presented in the unaudited interim consolidated statements of income in gains of residential mortgage banking activities, net of variable loan expenses. The amortization of net origination fees and expenses for loans, held-for-investment are presented in the unaudited interim consolidated statements of income in interest income.

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

Issued November 2016			

(In Thousands)	Six Months Ended June 30, 2017
As previously reported under GAAP applicable at the time
Cash and cash equivalents at beginning of the period	$59,566
Net increase in cash and cash equivalents	4,365
Cash and cash equivalents at end of the period	$63,931

As currently reported under ASU 2016-18
Cash and cash equivalents and restricted cash at beginning of the period	$79,756
Net increase in cash and cash equivalents and restricted cash	1,738
Cash and cash equivalents and restricted cash at end of the period	$81,494

FASB Standards issued, but not yet adopted

Standard	Summary of guidance		Effects on financial statements
ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments	

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

•	Loans, at fair value – certain originated conventional SBC loans for which the Company has elected the fair value option
•	Loans, held-for-sale, at fair value – originated or acquired that we intend to sell in the near term
•	PCI loans held-for-investment – acquired loans with signs of credit deterioration at time of purchase

Loan Portfolio

The following table summarizes the classification, unpaid principal balance (“UPB”), and carrying value of loans held by the Company including loans of consolidated VIEs:

	June 30, 2018		December 31, 2017
Loans (In Thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Acquired SBA 7(a) loans	$302,113	$324,944	$331,083	$353,556
Acquired loans	432,919	451,346	191,327	209,694
Originated Transitional loans	105,484	106,124	246,076	248,190
Originated SBC loans, at fair value	34,354	34,534	188,150	182,045
Originated SBC loans	105,231	104,027	27,610	27,349
Originated SBA 7(a) loans	61,448	64,937	41,208	43,439
Originated Residential Agency loans	2,119	2,117	2,013	2,014
Total Loans, before allowance for loan losses	$1,043,668	$1,088,029	$1,027,467	$1,066,287
Allowance for loan losses	$(8,338)	—	$(9,547)	—
Total Loans, net	$1,035,330	$1,088,029	$1,017,920	$1,066,287
Loans in consolidated VIEs
Loans
Originated SBC loans	$480,087	$468,872	$382,873	$373,996
Acquired loans	131,574	140,560	189,545	204,497
Acquired SBA 7(a) loans	63,987	86,271	69,523	95,605
Originated Transitional loans	431,456	433,294	196,438	196,070
Total Loans, in consolidated VIEs, before allowance for loan losses	$1,107,104	$1,128,997	$838,379	$870,168
Allowance for loan losses on loans in consolidated VIEs	$(1,328)	—	$(2,199)	—
Total Loans, net, in consolidated VIEs	$1,105,776	$1,128,997	$836,180	$870,168
Total Loans, net, and Loans, net in consolidated VIEs	$2,141,106	$2,217,026	$1,854,100	$1,936,455
Loans, held for sale, at fair value
Originated Residential Agency loans	$107,778	$103,846	$129,096	$124,758
Originated Freddie Mac loans	56,202	55,258	67,591	66,642
Originated SBA 7(a) loans	13,035	12,049	16,791	15,472
Acquired loans	11,209	10,352	2,544	2,662
Acquired SBA 7(a) loans	528	488	—	—
Total Loans, held for sale, at fair value	$188,752	$181,993	$216,022	$209,534
Total Loan portfolio	$2,329,858	$2,399,019	$2,070,122	$2,145,989

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

The following tables display delinquency information on loans, net as of June 30, 2018 and December 31, 2017:

	June 30, 2018
Loans (In Thousands)	Current and less than 30 days past due	30-89 Days Past Due	90+ Days Past Due	Total Loans Carrying Value	Non-Accrual Loans	90+ Days Past Due but Accruing
Loans(1)(2)
Acquired SBA 7(a) loans	$356,333	$4,650	$2,985	$363,968	$13,757	$—
Acquired loans	535,412	5,410	18,125	558,947	14,816	6,670
Originated Transitional loans	536,940	—	—	536,940	—	—
Originated SBC loans, at fair value	23,712	1,068	9,574	34,354	9,574	—
Originated SBC loans	575,526	2,169	7,682	585,377	7,682	—
Originated SBA 7(a) loans	61,331	49	—	61,380	1,050	—
Originated Residential Agency loans	1,114	—	1,005	2,119	1,005	—
Total Loans, before general allowance for loans losses	$2,090,368	$13,346	$39,371	$2,143,085	$47,884	$6,670
General allowance for loan losses				$(1,979)
Total Loans, net				$2,141,106
Percentage of outstanding	97.6%	0.6%	1.8%	100%	2.2%	0.3%
(1) Loan balances include specific allowance for loan losses.
(2) Includes Loans, net in consolidated VIEs

	December 31, 2017
Loans (In Thousands)	Current and less than 30 days past due	30-89 Days Past Due	90+ Days Past Due	Total Loans Carrying Value	Non-Accrual Loans	90+ Days Past Due but Accruing
Loans(1)(2)
Acquired SBA 7(a) loans	$376,102	$15,953	$5,542	$397,597	$16,782	$176
Acquired loans	348,271	6,891	19,263	374,425	16,405	4,090
Originated Transitional loans	435,252	7,263	—	442,515	—	—
Originated SBC loans, at fair value	188,150	—	—	188,150	—	—
Originated SBC loans	402,004	7,702	608	410,314	608	—
Originated SBA 7(a) loans	40,871	311	—	41,182	671	—
Originated Residential Agency loans	1,226	—	787	2,013	289	498
Total Loans, before allowance for loans losses	$1,791,876	$38,120	$26,200	$1,856,196	$34,755	$4,764
General allowance for loan losses				$(2,096)
Total Loans, net				$1,854,100
Percentage of outstanding	96.5%	2.1%	1.4%	100%	1.9%	0.3%
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

The following tables presents quantitative information on the credit quality of loans, net as of June 30, 2018 and December 31, 2017:

	Loan-to-Value (a)
(In Thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
June 30, 2018
Loans(1) (2)
Acquired SBA 7(a) loans	$8,406	$38,428	$118,632	$95,605	$48,407	$54,490	$363,968
Acquired loans	77,906	166,751	174,076	74,082	41,854	24,278	558,947
Originated Transitional loans	—	34,402	159,234	313,866	29,438	—	536,940
Originated SBC loans, at fair value	—	11,885	4,853	7,260	10,356	—	34,354
Originated SBC loans	2,635	61,174	234,146	283,075	4,347	—	585,377
Originated SBA 7(a) loans	34	1,440	10,617	18,024	10,120	21,145	61,380
Originated Residential Agency loans	—	54	72	983	639	371	2,119
Total Loans, before general allowance for loans losses	$88,981	$314,134	$701,630	$792,895	$145,161	$100,284	$2,143,085
General allowance for loan losses							$(1,979)
Total Loans, net							$2,141,106
December 31, 2017
Loans(1) (2)
Acquired SBA 7(a) loans	$8,978	$37,880	$125,234	$106,199	$56,676	$62,630	$397,597
Acquired loans	54,463	102,498	114,010	67,037	18,745	17,672	374,425
Originated Transitional loans	—	26,735	171,227	212,830	21,639	10,084	442,515
Originated SBC loans, at fair value	—	17,294	31,245	115,653	21,245	2,713	188,150
Originated SBC loans	2,661	49,281	192,796	158,047	7,529	—	410,314
Originated SBA 7(a) loans	52	954	5,227	15,583	5,766	13,600	41,182
Originated Residential Agency loans	—	60	166	609	823	355	2,013
Total Loans, before allowance for loans losses	$66,154	$234,702	$639,905	$675,958	$132,423	$107,054	$1,856,196
General allowance for loan losses							$(2,096)
Total Loans, net							$1,854,100
(a) Loan-to-value is calculated as carrying amount as a percentage of current collateral value
(1) Loan balances include specific allowance for loan loss reserves.
(2) Includes Loans, net in consolidated VIEs

As of June 30, 2018 and December 31, 2017, the Company’s total carrying amount of loans in the foreclosure process was $5.0 million and $0.4 million, respectively.

The following table displays the geographic concentration of the Company’s loans, net, secured by real estate recorded on our unaudited interim consolidated balance sheets.

Geographic Concentration (Unpaid Principal Balance)	June 30, 2018	December 31, 2017
California	15.4%	13.5%
Texas	11.6	12.4
Florida	10.9	11.7
New York	6.3	6.8
Georgia	5.9	6.2
Arizona	3.9	5.1
Illinois	3.5	3.9
North Carolina	3.4	3.7
Ohio	3.0	2.7
New Jersey	2.9	2.6
Other	33.2	31.4
Total	100.0%	100.0%

The following table displays the collateral type concentration of the Company’s loans, net, on our unaudited interim consolidated balance sheets.

Collateral Concentration (Unpaid Principal Balance)	June 30, 2018	December 31, 2017
SBA(1)	21.5%	25.4%
Multi-family	20.0	21.1
Retail	19.1	17.6
Office	15.5	15.6
Industrial	8.8	6.9
Mixed Use	6.7	6.3
Lodging/Residential	2.8	2.9
Other	5.6	4.2
Total	100.0%	100.0%
(1) Further detail provided on SBA collateral concentration is included in table below.

The following table displays the collateral type concentration of the Company’s SBA loans within loans, net, on our unaudited interim consolidated balance sheets.

Collateral Concentration (Unpaid Principal Balance)	June 30, 2018	December 31, 2017
Offices of Physicians	16.0%	16.0%
Child Day Care Services	11.4	12.3
Lodging	10.3	10.5
Veterinarians	6.8	7.0
Eating Places	5.4	5.5
Grocery Stores	4.5	4.7
Auto	2.9	3.2
Hotels, Motels & Tourist Courts	2.7	0.9
Funeral Service & Crematories	2.3	2.2
Gasoline Service Stations	1.9	1.9
Other	35.8	35.8
Total	100.0%	100.0%

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

The following tables detail the allowance for loan losses by loan product and impairment methodology as of the unaudited interim consolidated balance sheet dates:

	June 30, 2018
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
General	$98	$223	$680	$502	$476	$1,979
Specific	-	-	316	987	68	1,371
PCI	-	-	5,171	1,145	-	6,316
Ending balance	$98	$223	$6,167	$2,634	$544	$9,666

	December 31, 2017
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
General	$468	$-	$819	$518	$291	$2,096
Specific	169	-	586	1,564	27	2,346
PCI	-	-	5,859	1,445	-	7,304
Ending balance	$637	$-	$7,264	$3,527	$318	$11,746

The following tables detail the activity of the allowance for loan losses for loans:

	Three Months Ended June 30, 2018
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
Beginning balance	$227	$338	$6,544	$2,990	$434	$10,533
Provision for (Recoveries of) loan losses	(129)	(115)	90	(353)	110	(397)
Charge-offs and sales	-	-	(60)	(73)	-	(133)
Recoveries	-	-	(407)	70	-	(337)
Ending balance	$98	$223	$6,167	$2,634	$544	$9,666

	Three Months Ended June 30, 2017
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
Beginning balance	$842	$-	$8,412	$5,100	$330	$14,684
Provision for (Recoveries of) loan losses	(508)	-	492	124	51	159
Charge-offs and sales	-	-	-	(471)	-	(471)
Recoveries	-	-	(597)	-	-	(597)
Ending balance	$334	$-	$8,307	$4,753	$381	$13,775

	Six Months Ended June 30, 2018
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
Beginning balance	$637	$-	$7,264	$3,527	$318	$11,746
Provision for (Recoveries of) loan losses	(370)	223	230	(538)	226	(229)
Charge-offs and sales	(169)	-	(284)	(522)	-	(975)
Recoveries	-	-	(1,043)	167	-	(876)
Ending balance	$98	$223	$6,167	$2,634	$544	$9,666

	Six Months Ended June 30, 2017
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
Beginning balance	$804	$-	$10,150	$5,004	$172	$16,130
Provision for loan losses	(470)	-	1,172	480	209	1,391
Charge-offs and sales	-	-	(659)	(731)	-	(1,390)
Recoveries	-	-	(2,356)	-	-	(2,356)
Ending balance	$334	$-	$8,307	$4,753	$381	$13,775

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

(In Thousands)	June 30, 2018	December 31, 2017
Impaired loans
With an allowance	$6,735	$9,222
Without an allowance	28,572	12,659
Total recorded carrying value of impaired loans	$35,307	$21,881
Allowance for loan losses related to impaired loans	$(1,371)	$(2,346)
Unpaid principal balance of impaired loans	$41,950	$29,853
Impaired loans on non-accrual status	$35,307	$21,881

Average carrying value of impaired loans	$29,350	$28,693

	June 30, 2018	June 30, 2017
Interest income on impaired loans for the three months ended	$20	$-
Interest income on impaired loans for the six months ended	$22	$3

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

The following table summarizes the recorded investment of TDRs on the unaudited interim consolidated balance sheet dates by loan type.

	June 30, 2018			December 31, 2017
(In Thousands)	SBC	SBA	Total	SBC	SBA	Total
Recorded carrying value modified loans classified as TDRs	$3,528	$13,136	$16,664	$3,727	$12,398	$16,125
Allowance for loan losses on loans classified as TDRs	$648	$530	$1,178	$883	$695	$1,578

Carrying value of modified loans classified as TDRs
Carrying value of modified loans classified as TDRs on accrual status	$2,427	$11,606	$14,033	$1,804	$4,791	$6,595
Carrying value of modified loans classified as TDRs on non-accrual status	1,101	1,530	2,631	1,923	7,607	9,530
Total carrying value of modified loans classified as TDRs	$3,528	$13,136	$16,664	$3,727	$12,398	$16,125

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
(In Thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	-	11	11	2	22	24
Pre-modification recorded balance (a)	$-	$918	$918	$836	$2,426	$3,262
Post-modification recorded balance (a)	-	917	917	559	2,145	2,704

Number of loans that remain in default as of June 30, 2018 (b)	-	-	-	1	3	4
Balance of loans that remain in default as of June 30, 2018 (b)	$-	$-	$-	$57	$653	$710

Concession granted (a):
Term extension	$-	$865	$865	$-	$1,925	$1,925
Interest rate reduction	-	-	-	-	53	53
Principal reduction	-	-	-	479	169	648
Foreclosure	-	23	23	57	-	57
Total	$-	$888	$888	$536	$2,147	$2,683
(a) Represents carrying value.

(b) Represents the June 30, 2018 carrying values of the TDRs that occurred during the three months ended June 30, 2018 and 2017 that remained in default as of June 30, 2018. Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected.  For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

The following table summarizes the TDR activity that occurred during the three and six months ended June 30, 2018 and 2017 and the financial effects of these modifications.

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
(In Thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	-	22	22	11	26	37
Pre-modification recorded balance (a)	$-	$2,038	$2,038	$3,070	$2,948	$6,018
Post-modification recorded balance (a)	-	2,140	2,140	2,593	2,601	5,194

Number of loans that remain in default as of June 30, 2018 (b)	-	1	1	7	3	10
Balance of loans that remain in default as of June 30, 2018 (b)	$-	$-	$-	$1,180	$653	$1,833

Concession granted (a):
Term extension	$-	$2,000	$2,000	$15	$2,348	$2,363
Interest rate reduction	-	-	-	135	53	188
Principal reduction	-	-	-	1,109	169	1,278
Foreclosure	-	87	87	1,306	-	1,306
Total	$-	$2,087	$2,087	$2,565	$2,570	$5,135
(a) Represents carrying value.

(b) Represents the June 30, 2018 carrying values of the TDRs that occurred during the three months ended June 30, 2018 and 2017 that remained in default as of June 30, 2018. Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected.  For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

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

Loans, held-for-investment are accounted for under ASC 310-10 or ASC 310-30 depending on whether there is evidence of credit deterioration at the time of acquisition. The outstanding carrying amount of our held-for-investment loan portfolio broken down by ASC 310-10 (non-PCI loans) and ASC 310-30 (PCI loans) is as follows:

	June 30, 2018		December 31, 2017
	Non-PCI	PCI	Non-PCI	PCI
(In Thousands)	Loans	Loans	Loans	Loans
Unpaid principal balance	$2,066,751	$115,741	$1,624,395	$130,015
Non-accretable discount	—	(9,527)	—	(8,336)
Accretable discount	(37,062)	(19,485)	(44,629)	(23,749)
Loans, held-for-investment	2,029,689	86,729	1,579,766	97,930
Allowance for loan losses	(3,350)	(6,316)	(4,442)	(7,304)
Loans, held-for-investment	$2,026,339	$80,413	$1,575,324	$90,626

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Beginning accretable discount- PCI loans	$20,994	$24,221	$23,749	$26,978
Purchases/Originations	514	—	514	—
Sales	(838)	(580)	(1,494)	(1,775)
Accretion	(1,266)	(1,232)	(2,975)	(2,430)
Other	(67)	330	344	801
Transfers	148	1,100	(653)	265
Ending accretable discount- PCI loans	$19,485	$23,839	$19,485	$23,839

In the three and six months ended June 30, 2018, the Company acquired credit impaired loans with contractually required principal and interest payments receivable of $4.1 million; expected cash flows of $1.8 million; and a fair value (initial carrying amount) of $1.4 million. In the three and six months ended June 30, 2017, the Company did not acquire any credit impaired loans.

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

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of June 30, 2018:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash held in money market funds	$633	$—	$—	$633
Loans, held for sale, at fair value	—	188,752	—	188,752
Loans, net, at fair value	—	—	34,354	34,354
Mortgage backed securities, at fair value	—	49,944	126	50,070
Derivative instruments, at fair value	—	1,926	2,832	4,758
Residential mortgage servicing rights, at fair value	—	—	85,554	85,554
Total assets	$633	$240,622	$122,866	$364,121

Liabilities:
Derivative instruments, at fair value	$—	$935	$—	$935
Contingent consideration	—	—	1,686	1,686
Total liabilities	$—	$935	$1,686	$2,621

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2017:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash held in money market funds	$632	$—	$—	$632
Short term investments	—	—	—	—
Loans, held for sale, at fair value	—	216,022	—	216,022
Loans, net, at fair value	—	—	188,150	188,150
Mortgage backed securities, at fair value	—	31,859	8,063	39,922
Derivative instruments, at fair value	—	2,898	1,827	4,725
Residential mortgage servicing rights, at fair value	—	—	72,295	72,295
Total assets	$632	$250,779	$270,335	$521,746

Liabilities:
Derivative instruments, at fair value	$—	$282	$—	$282
Contingent consideration	—	—	10,016	10,016
Total liabilities	$—	$282	$10,016	$10,298

The following table presents a summary of changes in the fair value of loans, held at fair value, classified as Level 3:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Beginning Balance	$40,430	$107,691	$188,150	$81,592
Realized gains (losses), net	(52)	(32)	(55)	(6)
Unrealized gains (losses), net	(651)	1,548	(1,413)	2,178
Originations	—	64,351	150	91,850
Sales	—	(3,408)	—	(5,424)
Principal payments	(2,038)	(22)	(6,704)	(62)
Transfer to loans, held-for-investment	(3,335)	—	(145,774)	—
Ending Balance	$34,354	$170,128	$34,354	$170,128

Unrealized gains (losses) on loans, held at fair value held on June 30, 2018 and December 31, 2017 and classified as Level 3 were $(0.2) million and $6.0 million, respectively.

The following table presents a summary of changes in the fair value of loans, held for sale, at fair value classified as Level 3:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Beginning Balance	$—	$37,325	$—	$17,312
Realized gains, net	—	1,196	—	2,113
Unrealized gains, net	—	298	—	824
Originations	—	87,241	—	156,907
Sales	—	(67,908)	—	(119,374)
Principal payments	—	(686)	—	(686)
Transfer from loans, held-for-investment, net	—	—	—	370
Ending Balance	$—	$57,466	$—	$57,466

The following table presents a summary of changes in the fair value of MBS, at fair value classified as Level 3:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Beginning Balance	$22,736	$31,365	$8,063	$32,391
Accreted discount, net	63	53	84	108
Realized gains, net	148	(151)	271	38
Unrealized gains (losses), net	2,636	1,162	2,866	1,117
Purchases	—	14,448	—	14,448
Sales / Principal payments	(449)	(3,000)	(966)	(4,225)
Transfer to (from) Level 3	(25,008)	—	(10,192)	—
Ending Balance	$126	$43,877	$126	$43,877

There were no unrealized gains (losses) on MBS at fair value held on June 30, 2018 and classified as Level 3.

Refer to “Note 8 – Servicing rights” for activity relating to the changes in the fair value of the Company’s residential mortgage servicing rights. Unrealized losses on residential mortgage servicing rights, at fair value held on June 30, 2018 and December 31, 2017 and classified as Level 3 were $3.2 million and $8.5 million, respectively.

The following table presents a summary of changes in the fair value of derivatives instruments, at fair value classified as Level 3, or interest rate lock commitments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Beginning Balance	$3,470	$1,378	$1,827	$2,690
Unrealized gains (losses)	(638)	1,341	1,005	29
Ending Balance	$2,832	$2,719	$2,832	$2,719

Unrealized losses on derivatives held on June 30, 2018 and December 31, 2017 and classified as Level 3 were $0.7 million and $1.7 million, respectively.

The following table presents a summary of changes in the fair value of contingent consideration classified as Level 3:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Beginning Balance	$10,732	$8,841	$10,016	$14,487
Adjustment for legal settlement	—	—	634	(5,744)
Payments of contingent consideration	(8,967)	—	(8,967)	—
Amortization	(79)	98	3	196
Ending Balance	$1,686	$8,939	$1,686	$8,939

As of June 30, 2018 and December 31, 2017, there was no unrealized gain (loss) on contingent consideration.

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

The validation procedures overseen by the Committee are also intended to provide that the values received from external third-party pricing sources are consistent with the Company’s Valuation Policy and are carried at fair value. To the extent that there is no exchange pricing, vendor marks or broker quotes readily available, the Company may use an internal valuation model or other valuation methodology that may be based on unobservable market inputs to fair value the investment.

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

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level 3 of the fair value hierarchy as of June 30, 2018 using third party information without adjustment:

		Predominant			Weighted
		Valuation			Average Price
(In Thousands, except price)	Fair Value	Technique	Type	Price Range	(a)
Loans, held at fair value	$34,354	Single External Source	Third Party Mark	$91.87 – 104.59	$99.48
Mortgage backed securities, at fair value	126	Transaction Price	Transaction Price	99.00 – 99.00	99.00
Residential mortgage servicing rights, at fair value	85,554	Single external source	Discounted cash flow	N/A	N/A
Contingent consideration	1,686	Single external source	Discounted cash flow	N/A	N/A

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

Financial instruments not carried at fair value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the unaudited interim consolidated balance sheets and are classified as Level 3:

	June 30, 2018		December 31, 2017
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Loans, net	$2,106,752	$2,146,804	$1,665,950	$1,737,361
Servicing rights	25,720	27,828	21,743	23,432
Total assets	$2,132,472	$2,174,632	$1,687,693	$1,760,793
Liabilities:
Secured borrowings	$678,858	$678,858	$631,286	$631,286
Promissory note	5,524	5,524	6,107	6,107
Securitized debt obligations of consolidated VIEs, net	795,503	813,735	598,148	613,676
Senior secured note, net	178,718	180,983	138,078	144,376
Guaranteed loan financing	263,920	274,681	293,045	306,964
Convertible note, net	109,484	96,040	108,991	108,301
Total liabilities	$2,032,007	$2,049,821	$1,775,655	$1,810,710

Other assets totaling $15.3 million at June 30, 2018 and $16.5 million at December 31, 2017 are not carried at fair value and include Due from servicers and Accrued interest, which are reflected in Note 17. Receivable from third parties totaling $1.0 million at June 30, 2018 and $6.8 million at December 31, 2017 are not carried at fair value. For these instruments, carrying value approximates fair value and are classified as Level 3.

Accounts payable and other accrued liabilities totaling $13.3 million at June 30, 2018 and $12.4 million at December 31, 2017 are not carried at fair value and include Payable to related parties and Accrued interest payable which are included in Note 17. For these instruments, carrying value approximates fair value and are classified as Level 3.

Note 7 – Mortgage Backed Securities

The following table presents certain information about the Company’s MBS portfolio, which are classified as trading securities and carried at fair value, as of June 30, 2018.

	June 30, 2018
		Weighted
	Weighted	Average				Gross	Gross
	Average	Interest	Principal	Amortized		Unrealized	Unrealized
(In Thousands)	Maturity (a)	Rate (a)	Balance	Cost	Fair Value	Gains	Losses
MBS
Freddie Mac Loans	01/2036	5.2%	$60,717	$44,193	$48,791	$4,744	$(146)
Commercial Loans	06/2043	5.4	4,611	1,078	1,153	75	—
Tax Liens	09/2026	6.0	127	127	126	—	(1)
Total	07/2036	5.2%	$65,455	$45,398	$50,070	$4,819	$(147)

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

(a)	Weighted based on current principal balance

The following table presents certain information about the maturity of the Company’s MBS portfolio as of June 30, 2018.

	June 30, 2018
	Weighted
	Average
	Interest	Principal	Amortized
(In Thousands)	Rate (a)	Balance	Cost	Fair Value
After five years through ten years	10.7%	$6,158	$5,573	$6,207
After ten years	4.6	59,297	39,825	43,863
Total	5.2%	$65,455	$45,398	$50,070

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

The following table presents information about the Company’s portfolios of servicing rights:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
SBA servicing rights, at amortized cost
Beginning net carrying amount	$16,318	$18,497	$16,684	$20,275
Additions due to loans sold, servicing retained	1,113	482	1,805	700
Acquisitions	362	—	362	—
Amortization	(853)	(1,023)	(1,739)	(2,131)
Impairment	6	(325)	(166)	(1,213)
Ending net carrying value of SBA servicing rights	$16,946	$17,631	$16,946	$17,631
Freddie Mac servicing rights, at amortized cost
Beginning net carrying amount	$6,704	$1,875	$5,059	$2,203
Additions due to loans sold, servicing retained	2,452	611	4,390	1,052
Amortization	(382)	(130)	(675)	(226)
Recovery (Impairment)	—	(33)	—	(706)
Ending net carrying value of Freddie Mac servicing rights	$8,774	$2,323	$8,774	$2,323
Ending net carrying value of SBA and Freddie Mac servicing rights, at amortized cost	$25,720	$19,954	$25,720	$19,954
Residential mortgage servicing rights, at fair value
Beginning Balance	$81,591	$64,625	$72,295	$61,376
Additions due to loans sold, servicing retained	5,449	5,332	11,155	10,384
Loan pay-offs	(1,784)	(1,489)	(3,082)	(2,739)
Unrealized gains (losses)	298	(1,671)	5,186	(2,224)
Ending fair value of residential mortgage servicing rights	$85,554	$66,797	$85,554	$66,797
Total servicing rights	$111,274	$86,751	$111,274	$86,751

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

The following table presents additional information about the Company’s SBA and Freddie Mac servicing rights:

	As of June 30, 2018		As of December 31, 2017
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Carrying Value	Amount	Carrying Value
SBA	$479,765	$16,946	$427,623	$16,684
Freddie Mac	817,543	8,774	559,823	5,059
Total	$1,297,308	$25,720	$987,446	$21,743

The significant assumptions used in the June 30, 2018 and December 31, 2017 estimated valuation of the Company’s SBA and Freddie Mac commercial servicing rights carried at amortized cost include:

	June 30, 2018				December 31, 2017
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA servicing rights (at amortized cost)
• Forward prepayment rate	3.2	-	20.0%	9.9%	2.4	-	20.5%	11.5%
• Forward default rate	0.0	-	9.3%	3.9%	0.0	-	9.5%	2.7%
• Discount rate	12.0	-	12.0%	12.0%	12.0	-	12.0%	12.0%
• Servicing expense	0.4	-	0.4%	0.4%	0.4	-	0.4%	0.4%

Freddie Mac commercial servicing rights (at amortized cost)
• Forward prepayment rate	0.0	-	13.0%	4.3%	0.0	-	13.0%	4.2%
• Forward default rate	0.0	-	2.0%	2.0%	0.0	-	2.0%	2.0%
• Discount rate	12.0	-	12.0%	12.0%	12.0	-	12.0%	12.0%
• Servicing expense	0.2	-	0.2%	0.2%	0.2	-	0.2%	0.2%

These assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the carrying amount of the Company’s SBA and Freddie Mac servicing rights.

(In Thousands)	June 30, 2018	December 31, 2017
SBA servicing rights (at amortized cost)
• Forward prepayment rate
10% adverse change	$(491)	$(514)
20% adverse change	(955)	(998)

• Default rate
10% adverse change	$(39)	$(24)
20% adverse change	(78)	(48)

• Discount rate
10% adverse change	$(569)	$(520)
20% adverse change	(1,100)	(1,008)

Freddie Mac commercial servicing rights (at amortized cost)
• Forward prepayment rate
10% adverse change	$(72)	$(43)
20% adverse change	(142)	(84)

• Default rate
10% adverse change	$(10)	$(6)
20% adverse change	(21)	(12)

• Discount rate
10% adverse change	$(437)	$(270)
20% adverse change	(840)	(518)

The estimated future amortization expense for the servicing rights is expected to be as follows:

(In Thousands)	June 30, 2018
2018	$2,537
2019	4,513
2020	3,838
2021	3,258
2022	2,753
Thereafter	8,821
Total	$25,720

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

The following table presents additional information about the Company’s residential mortgage servicing rights carried at fair value:

	As of June 30, 2018		As of December 31, 2017
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Fair Value	Amount	Fair Value
Fannie Mae	$2,252,225	$31,444	$2,524,897	$26,929
Ginnie Mae	2,240,393	27,673	2,134,772	24,135
Freddie Mac	2,131,929	26,437	1,898,786	21,231
Total	$6,624,547	$85,554	$6,558,455	$72,295

The significant assumptions used in the June 30, 2018 and December 31, 2017 valuation of the Company’s residential mortgage servicing rights carried at fair include:

	June 30, 2018				December 31, 2017
	Range of input values			Weighted Average	Range of input values			Weighted Average
Residential mortgage servicing rights (at fair value)
• Forward prepayment rate	6.1	-	13.9%	8.5%	7.0	-	29.2%	8.8%
• Discount rate	10.5	-	12.5%	10.8%	10.5	-	13.0%	10.9%
• Servicing expense	0.7	-	0.9%	0.8%	0.7	-	0.8%	0.7%

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the fair value of the Company’s residential mortgage servicing rights.

(In Thousands)	June 30, 2018	December 31, 2017
Prepayment rate
10% adverse change	$(2,828)	$(2,721)
20% adverse change	(5,463)	(4,928)
Discount rate
10% adverse change	$(3,695)	$(3,029)
20% adverse change	(7,095)	(5,823)
Cost of servicing
10% adverse change	$(1,495)	$(1,230)
20% adverse change	(2,990)	(2,460)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Realized and unrealized gains and losses of residential mortgage loans held for sale, at fair value	$11,795	$20,024	$18,074	$33,418
Creation of new mortgage servicing rights, net of payoffs	3,665	3,840	8,073	7,645
Loan origination fee income on residential mortgage loans	2,663	2,281	4,838	4,144
Correspondent fees and other direct loan expenses, including provision for loan indemnification	(7,493)	(14,895)	(9,782)	(21,871)
Unrealized gains (loss) on IRLCs and other derivatives	(868)	(265)	293	(1,841)
Total gains on residential mortgage banking activities, net of variable loan expenses	$9,762	$10,985	$21,496	$21,495

Note 10 – Secured Borrowings and Promissory Note

The following tables present certain characteristics of our secured borrowings and promissory note:

				Pledged Assets Carrying Value at		Carrying Value of Borrowing at
(In Thousands)	Maturity	Pricing	Facility Size	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Borrowings under credit facilities
JPMorgan - Commercial (1)	May 2019	1M L + 2.50 to 3.50%	$175,000	$94,315	$107,697	$73,008	$60,459
Keybank - Commercial (2)	February 2019	1M L + 1.75%	125,000	56,201	67,589	55,258	66,642
Comerica - Residential (3)	March 2019	1M L + 2.125%	125,000	68,300	71,035	70,156	67,336
Associated Bank - Residential (3)	August 2018	1M L + 1.75%	40,000	23,016	29,242	21,668	27,699
Origin Bank - Residential (3)	July 2018	1M L + 2.25%	40,000	16,431	27,891	15,505	26,538
Total borrowings under credit facilities (8)			$505,000	$258,263	$303,454	$235,595	$248,674
Borrowings under repurchase agreements
Citibank - Commercial (4)	June 2019	1M L + 2.125 to 2.50%	$500,000	$351,081	150,707	303,755	88,095
Deutsche Bank- Commercial (5)	February 2020	3M L + 2.30 to 2.80%	275,000	49,851	$252,499	$36,461	$173,811
JPMorgan - Commercial (6)	December 2020	1M L + 2.50 to 4.50%	200,000	46,836	90,829	28,880	55,355
JPMorgan - MBS (7)	September 2018	3.52 to 4.87%	40,617	58,876	80,690	40,617	53,325
Citibank - MBS (7)	May 2018	N / A	—	—	11,496	—	5,957
RBC - MBS (7)	October 2018	3.93 to 3.97%	33,549	47,692	8,778	33,550	6,069
Total borrowings under repurchase agreements (9)			$1,049,166	$554,336	$594,999	$443,263	$382,612
Total secured borrowings			$1,554,166	$812,599	$898,453	$678,858	$631,286

Promissory note payable
FCB - Commercial	June 2021	2.75%	$6,554	$7,110	$7,752	$5,524	$6,107
Total promissory note payable			$6,554	$7,110	$7,752	$5,524	$6,107

(1)	Borrowings are used to finance SBC and SBA loan acquisitions, and SBA loan originations.
(2)	Borrowings are used to finance Freddie Mac SBC loan originations.
(3)	Borrowings are used to finance Residential Agency loan originations.
(4)	Borrowings are used to finance SBC loan originations, Transitional loan originations, and SBC loan acquisitions.
(5)	Borrowings are used to finance SBC loan originations and Transitional loan originations.
(6)	Borrowings are used to finance SBC loan originations and SBC loan acquisitions.
(7)	Borrowings are used to finance Mortgage backed securities and Retained interests in consolidated VIE's.
(8)	The weighted average interest rate of borrowings under credit facilities was 4.2% and 3.9% as of June 30, 2018 and December 31, 2017, respectively.
(9)	The weighted average interest rate of borrowings under repurchase agreements was 4.6% and 3.1% as of June 30, 2018 and December 31, 2017, respectively.

The following table presents the carrying value of the Company’s collateral pledged with respect to secured borrowings and promissory note payable outstanding with our lenders:

	Pledged Assets Carrying Value at
(In Thousands)	June 30, 2018	December 31, 2017
Collateral pledged - borrowings under credit facilities
Loans, net	$258,210	$303,133
Real estate acquired in settlement of loans	53	321
Total collateral pledged on borrowings under credit facilities	$258,263	$303,454
Collateral pledged - borrowings under repurchase agreements
Loans, net	$447,768	$494,035
Mortgage backed securities	47,692	37,397
Retained interest in assets of consolidated VIEs	58,876	63,567
Total collateral pledged on borrowings under repurchase agreements	$554,336	$594,999
Total collateral pledged on secured borrowings	$812,599	$898,453
Collateral pledged - promissory note payable
Loans, net	$7,110	$7,752
Total collateral pledged on promissory note payable	$7,110	$7,752

The agreements governing the Company’s secured borrowings and promissory note require the Company to maintain certain financial and debt covenants. The Company was in compliance with all debt and financial covenants as of June 30, 2018 and December 31, 2017.

Note 11 – Senior secured notes, Convertible notes, and Corporate debt

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

As of June 30, 2018, we were in compliance with all covenants with respect to the Senior Secured Notes.

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

At issuance, we allocated $112.7 million and $2.3 million of the carrying value of the Convertible Notes to its debt and equity components, respectively, before the allocation of deferred financing costs. As of June 30, 2018, we were in compliance with all covenants with respect to the Convertible Notes.

Corporate debt, net

On April 27, 2018, the Company completed the public offer and sale of $50,000,000 aggregate principal amount of its 6.50% Senior Notes due 2021 (“Corporate debt” or “Notes”). The Company issued the Notes under a base indenture, dated August 9, 2017, as supplemented by the second supplemental indenture, dated as of April 27, 2018, between the Company and U.S. Bank National Association, as trustee. The Notes bear interest at a rate of 6.50% per annum, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018. The Notes will mature on April 30, 2021, unless earlier redeemed or repurchased.

Prior to April 30, 2019, the Notes will not be redeemable by the Company. The Company may redeem for cash all or any portion of the Notes, at its option, on or after April 30, 2019 and before April 30, 2020 at a redemption price equal to 101% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. On or after April 30, 2020, the Company may redeem for cash all or any portion of the Notes, at its option, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company undergoes a change of control repurchase event, holders may require it to purchase the Notes, in whole or in part, for cash at a repurchase price equal to 101% of the aggregate principal amount of the Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase, as described in greater detail in the Indenture.

The Notes are the Company’s senior direct unsecured obligations and will not be guaranteed by any of its subsidiaries, except to the extent described in the Indenture upon the occurrence of certain events. The Notes rank equal in right of payment to any of the Company’s existing and future unsecured and unsubordinated indebtedness; effectively junior in right of payment to any of its existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness, other liabilities (including trade payables) and (to the extent not held by the Company) preferred stock, if any, of its subsidiaries.

As of June 30, 2018, we were in compliance with all covenants with respect to the corporate debt.

The following table presents the components of the Senior Secured Notes, Convertible Notes, and Corporate debt, including the carrying value for the aggregate contractual maturities, on the unaudited interim consolidated balance sheet:

(in thousands, except rates)	Coupon Rate	Maturity Date	June 30, 2018
Senior secured notes principal amount(1)	7.50%	2/15/2022	$180,000
Unamortized premium - Senior secured notes			2,732
Unamortized deferred financing costs - Senior secured notes			(4,014)
Total Senior secured notes, net			$178,718
Convertible notes - principal amount (2)	7.00%	8/15/2023	115,000
Unamortized discount - Convertible notes (3)			(1,975)
Unamortized deferred financing costs - Convertible notes			(3,541)
Total Convertible notes, net			$109,484
Corporate debt principal amount(4)	6.50%	4/30/2021	$50,000
Unamortized deferred financing costs - Corporate debt			(1,828)
Total Corporate debt, net			$48,172
Total carrying amount of debt components			$336,374
Total carrying amount of conversion option of equity components recorded in equity			$1,975

(1)	Interest on the Senior Secured Notes is payable semiannually on each February 15 and August 15, beginning on August 15, 2017.
(2)	Interest on the Convertible Notes is payable quarterly on February 15, May 15, August 15, and November 15 of each year, beginning on November 15, 2017.
(3)	Represents the discount created by separating the conversion option from the debt host instrument.
(4)	Interest on the Corporate debt is payable January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018.

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

The following table presents guaranteed loan financing and the related interest rates and maturity dates:

	Weighted	Range of
	Average	Interest	Range of
(In Thousands)	Interest Rate	Rates	Maturities (Years)	Ending Balance
June 30, 2018	4.00%	1.70 – 7.50%	2018 - 2038	$263,920
December 31, 2017	3.51%	1.62 – 7.00%	2018 - 2038	$293,045

The following table summarizes contractual maturities of total guaranteed loan financing outstanding:

(In Thousands)	June 30, 2018
2018	$429
2019	1,602
2020	2,507
2021	3,501
2022	3,982
Thereafter	251,899
Total	$263,920

Our guaranteed loan financings are secured by loans, net of $267.2 million and $296.9 million as of June 30, 2018 and December 31, 2017, respectively.

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

The consolidation of the securitization transactions includes the senior securities issued to third parties which are shown as securitized debt obligations of consolidated VIEs on the consolidated balance sheets. The following table presents additional information on the Company’s securitized debt obligations:

	June 30, 2018			December 31, 2017
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(In Thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
Waterfall Victoria Mortgage Trust 2011-SBC2	$13,864	$13,864	5.4%	$16,010	$16,010	5.3%
Sutherland Commercial Mortgage Loans 2015-SBC4	—	—	4.0	10,049	9,687	4.0
Sutherland Commercial Mortgage Trust 2017-SBC6	97,330	95,765	3.3	119,784	117,868	3.3
ReadyCap Commercial Mortgage Trust 2014-1	19,893	19,891	4.3	33,953	33,951	3.6
ReadyCap Commercial Mortgage Trust 2015-2	129,148	125,014	4.1	151,993	147,271	4.1
ReadyCap Commercial Mortgage Trust 2016-3	80,359	78,026	3.3	98,733	95,907	3.5
ReadyCap Commercial Mortgage Trust 2018-4	149,813	144,833	3.9	—	—	—
Ready Capital Mortgage Financing 2017-FL1	95,997	93,245	3.4	158,978	154,721	2.8
Ready Capital Mortgage Financing 2018-FL2	217,059	212,602	3.3	—	—	—
ReadyCap Lending Small Business Trust 2015-1	14,530	12,263	3.2	25,057	22,733	2.5
Total	$817,993	$795,503	3.6%	$614,557	$598,148	3.4%

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

Assets and Liabilities of Consolidated VIEs

The following table reflects the securitized assets and liabilities for VIEs that we consolidate on our consolidated balance sheets:

(In Thousands)	June 30, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$50	$25
Restricted cash	8,183	15,838
Loans, net	1,105,776	836,180
Real estate acquired in settlement of loans	101	3,443
Accrued interest	7,278	4,261
Due from servicers	1,318	1,915
Total assets	1,122,706	861,662
Liabilities:
Securitized debt obligations of consolidated VIEs, net	795,503	598,148
Total liabilities	795,503	598,148

Assets of Unconsolidated VIEs

The following table reflects our variable interests in identified VIEs, of which we are not the primary beneficiary, as of June 30, 2018 and December 31, 2017:

	Carrying Amount		Maximum Exposure to Loss (1)
(In Thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Assets:
Mortgage backed securities, at fair value(2)	$48,791	$38,568	$48,791	$38,568
Investment in unconsolidated joint venture	41,598	55,369	41,598	55,369
Total assets in unconsolidated VIEs	$90,389	$93,937	$90,389	$93,937
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

The following table presents the components of interest income and expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Interest income
Loans
Acquired SBA 7(a) loans	$7,968	$9,663	$15,840	$19,540
Acquired loans	12,707	8,685	22,166	18,728
Originated Transitional loans	10,038	3,945	18,950	8,048
Originated SBC loans, at fair value	497	2,204	2,525	3,830
Originated SBC loans	7,204	6,100	12,944	11,711
Originated SBA 7(a) loans	1,030	89	1,873	354
Originated Residential Agency loans	12	25	24	225
Total loans (1)	$39,456	$30,711	$74,322	$62,436
Held for sale, at fair value, loans
Originated Residential Agency loans	$987	$1,025	$1,864	$1,855
Originated Freddie loans	431	241	942	424
Acquired loans	77	372	90	793
Total loans, held for sale, at fair value	$1,495	$1,638	$2,896	$3,072
Mortgage backed securities, at fair value	907	899	1,789	1,622
Total interest income	$41,858	$33,248	$79,007	$67,130
Interest expense
Secured borrowings	$(8,708)	$(7,106)	$(15,890)	$(14,304)
Securitized debt obligations of consolidated VIEs	(8,288)	(4,761)	(15,491)	(9,884)
Guaranteed loan financing	(2,956)	(3,520)	(5,770)	(6,784)
Senior secured note	(3,487)	(1,777)	(6,726)	(2,567)
Convertible note	(2,187)	—	(4,373)	—
Corporate debt	(742)	—	(742)	—
Promissory note	(39)	(66)	(79)	(134)
Total interest expense	$(26,407)	$(17,230)	$(49,071)	$(33,673)
Net interest income before provision for loan losses	$15,451	$16,018	$29,936	$33,457
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

As of June 30, 2018 the Company had one open credit default swap contract and 55 open interest rate swap contracts with counterparties. As of December 31, 2017 the Company had one open credit default swap contract and 52 open interest rate swap contracts with counterparties.

The following table summarizes the Company’s derivatives as of the unaudited interim consolidated balance sheet dates:

		As of June 30, 2018			As of December 31, 2017
			Asset	Liability		Asset	Liability
		Notional	Derivatives	Derivatives	Notional	Derivatives	Derivatives
(In Thousands)	Primary Underlying Risk	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Credit Default Swaps	Credit Risk	$15,000	$140	$—	$15,000	$—	$(66)
Interest Rate Swaps	Interest rate risk	365,571	1,786	(935)	391,381	2,898	(216)
Interest rate lock commitments	Interest rate risk	228,027	2,832	—	167,533	1,827	—
Total		$608,598	$4,758	$(935)	$573,914	$4,725	$(282)

The following tables summarize the gains and losses on the Company’s derivatives:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
		Net Change in		Net Change in
	Net Realized	Unrealized	Net Realized	Unrealized
(In Thousands)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Credit default swaps (1)	$—	$198	$—	$206
Interest rate swaps (1)	(951)	931	3,603	(415)
Residential mortgage banking activities interest rate swaps (2)	—	(230)	—	(712)
Interest rate lock commitments (2)	—	(638)	—	1,005
Total	$(951)	$261	$3,603	$84

(1) Gains/ (losses) are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of income.
(2) Gains/ (losses) are recorded in gains on residential mortgage banking activities, net of variable loan expenses, in the consolidated statements of income.

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
		Net Change in		Net Change in
	Net Realized	Unrealized	Net Realized	Unrealized
(In Thousands)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Credit default swaps (1)	$—	$(108)	$—	$(78)
Interest rate swaps (1)	(118)	(103)	(343)	32
Residential mortgage banking activities interest rate swaps (2)	—	(1,606)	—	(1,869)
Interest rate lock commitments (2)	—	1,341	—	29
Total	$(118)	$(476)	$(343)	$(1,886)

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

The following table presents certain information on the management fee payable to our Manager:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Management fee - total	$2.0 million	$2.0 million	$4.0 million	$4.0 million
Management fee - amount unpaid	$2.0 million	$2.5 million	$2.0 million	$2.5 million

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

The following table presents certain information on the incentive fee payable to our Manager:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Incentive fee distribution - total	$0.3 million	$—	$0.7 million	$—
Incentive fee distribution - amount unpaid	$0.3 million	$—	$0.3 million	$—

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

The following table presents certain information on reimbursable expenses payable to our Manager:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Reimbursable expenses payable to our Manager - total	$0.8 million	$0.8 million	$1.7 million	$1.7 million
Reimbursable expenses payable to our Manager - amount unpaid	$0.9 million	$0.6 million	$0.9 million	$0.6 million

Other

In March of 2018, the Company acquired 75 loans, net, from Waterfall Olympic Master Fund Grantor Trust, Series I, II, and III, which are also managed by our Manager for $51.6 million, including interest. The total unpaid principal balance of the loans was $51.8 million.

Note 17 – Other Assets and Other Liabilities

The following table details the Company’s other assets and other liabilities as of the unaudited interim consolidated balance sheet dates.

(In Thousands)	June 30, 2018	December 31, 2017
Other assets:
Due from servicers	$9,021	$9,964
Accrued interest	6,268	6,494
Intangible assets	3,089	3,264
Real estate acquired in settlement of loans	4,837	1,644
Deferred financing costs	1,514	446
Deferred tax asset	17,155	17,155
Prepaid taxes	3,045	6,014
Other	12,019	11,859
Total other assets	$56,948	$56,840
Accounts payable and other accrued liabilities:
Accrued salaries, wages and commissions	$12,096	$16,508
Servicing principal and interest payable	7,415	5,659
Repair and denial reserve	5,693	5,687
Liability under subservicing agreements	1,527	1,496
Unapplied cash	5,741	2,445
Accrued interest payable	11,015	10,317
Payable to related parties	2,305	2,042
Deferred tax liability	18,506	18,506
Other accounts payable and accrued liabilities	8,361	11,976
Total accounts payable and other accrued liabilities	$72,659	$74,636

Real Estate Acquired in Settlement of Loans

The Company acquires real estate through the foreclosure of its loans and the occasional purchase of real estate. The Company’s real estate properties are held in the Company’s consolidated TRSs. The following tables summarize the carrying amount of the Company’s real estate holdings as of the unaudited interim consolidated balance sheet dates:

(In Thousands)	June 30, 2018	December 31, 2017
Missouri	$2,762	$—
Virginia	755	—
Illinois	720	863
Florida	279	303
Other	321	478
Total	$4,837	$1,644

Loan indemnification reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other accrued liabilities in the Company's unaudited interim consolidated balance sheets and the provision for loan indemnification losses is included in gains on residential mortgage banking activities, net of variable loan expenses, in the Company's unaudited interim consolidated statements of income. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demand, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability. At June 30, 2018 and December 31, 2017, the loan indemnification reserve was $1.9 million and $3.0 million, respectively.

Because of the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. At June 30, 2018 and December 31, 2017, the reasonably possible loss above the recorded loan indemnification reserve was not considered material.

Note 18 – Other Income and Other Operating Expenses

The following table details the Company’s other income and operating expenses for the unaudited interim consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Other income
Origination income	1,358	1,331	2,600	2,022
Release/(Increase) of repair and denial reserve	—	(251)	6	12
Other	468	508	554	395
Total other income	$1,826	$1,588	$3,160	$2,429
Other operating expenses
Origination costs	2,573	1,511	4,429	2,470
Technology expense	783	860	1,565	1,771
Charge off of real estate acquired in settlement of loans	981	—	1,000	103
Rent expense	563	563	1,085	1,122
Recruiting, training and travel expenses	577	712	1,279	1,179
Loan acquisition costs	934	49	1,182	318
Other	2,505	2,511	6,387	4,773
Total other operating expenses	$8,916	$6,206	$16,927	$11,736

Note 19 – Stockholders’ Equity

Common stock dividends

The following table presents cash dividends declared by our board of directors on our common stock from March 14, 2017 through June 30, 2018:

			Dividend per
Declaration Date	Record Date	Payment Date	Share
March 14, 2017	March 31, 2017	April 13, 2017	$0.37
June 15, 2017	June 30, 2017	July 31, 2017	$0.37
September 12, 2017	September 29, 2017	October 20, 2017	$0.37
December 13, 2017	December 29, 2017	January 31, 2018	$0.37
March 14, 2018	March 30, 2018	April 30, 2018	$0.37
June 12, 2018	June 29, 2018	July 31, 2018	$0.40

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

The following table summarizes the Company’s RSU and RSA activity for the three and six months ended June 30, 2018:

	Independent Director RSUs			Employee RSAs
(In Thousands, except share data)	Number of Shares	Grant date fair value	Weighted-average grant date fair value (per share)	Number of Shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, January 1	—	$—	$—	25,851	$380	$14.70
Granted	23,104	320	13.85	101,670	1,408	13.85
Vested	(5,776)	(80)	13.85	—	—	—
Forfeited	—	—	—	—	—	—
Canceled	—	—	—	—	—	—
Outstanding, March 31, 2018	17,328	$240	$13.85	127,521	$1,788	$14.02
Granted	—	—	$—	—	—	—
Vested	(5,776)	(80)	13.85	(8,617)	(127)	14.70
Forfeited	—	—	—	—	—	—
Canceled	—	—	—	—	—	—
Outstanding, June 30, 2018	11,552	$160	$13.85	118,904	$1,661	$13.97

During the three and six months ended June 30, 2018, the Company recognized $0.2 million and $0.4 million of noncash compensation expense, respectively, related to its stock-based incentive plan in its unaudited interim consolidated statements of income. During the three and six months ended June 30, 2017, the Company recognized $0.1 million and $0.5 million of noncash compensation, respectively.

At June 30, 2018 and 2017, approximately $1.6 million and $0.5 million of noncash compensation expense related to unvested awards had not yet been charged to net income, respectively. These costs are expected to be amortized into compensation expense ratably over the course of the remainder of the respective vesting periods.

Note 20 – Earnings per Share of Common Stock

The following table provides information on the basic and diluted earnings per share computations, including the number of shares of common stock used for purposes of these computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except for share and per share amounts)	2018	2017	2018	2017
Basic Earnings
Net income	$15,884	$11,153	$34,402	$20,710
Less: Income attributable to non-controlling interest	588	657	1,252	1,358
Less: Income attributable to participating shares	51	14	112	22
Basic earnings	$15,245	$10,482	$33,038	$19,330

Diluted Earnings
Net income	$15,884	$11,153	$34,402	$20,710
Less: Income attributable to non-controlling interest	588	657	1,252	1,358
Less: Income attributable to participating shares	51	14	112	-
Diluted earnings	$15,245	$10,482	$33,038	$19,352

Number of Shares
Basic — Average shares outstanding	32,073,717	30,768,900	32,055,110	30,659,958
Effect of dilutive securities — Unvested participating shares	19,033	432	14,389	217
Diluted — Average shares outstanding	32,092,750	30,769,332	32,069,499	30,660,175

Earnings Per Share Attributable to SLD Common Stockholders:
Basic	$0.48	$0.34	$1.03	$0.63
Diluted	$0.48	$0.34	1.03	0.63

Participating unvested RSUs were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Additionally, as of June 30, 2018, there are potential shares of common stock contingently issuable upon the conversion of the Convertible Notes in the future. The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash. Based on this assessment, the Company determined that it would be appropriate to apply a method similar to the treasury stock method, such that contingently issuable common stock is assessed quarterly along with our other potentially dilutive instruments. In order to compute the dilutive effect, the number of shares included in the denominator of diluted EPS is determined by dividing the “conversion spread value” of the share-settled portion (value above accreted value of face value and interest component) of the instrument by the share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the bond upon an assumed conversion. As of June 30, 2018, the conversion spread value is currently zero, since the closing price of our common stock does not exceed the conversion rate (strike price) and is “out-of-the-money”, resulting in no impact on diluted EPS.

Certain investors own OP units in our operating partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the operating partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company's equity is increased. At June 30, 2018 and December 31, 2017, the non-controlling interest OP unit holders owned 1,117,169 and 1,150,827 OP units, respectively.

Note 21 – Offsetting Assets and Liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity decline by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of June 30, 2018 and December 31, 2017 and for the periods then ended, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

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

In accordance with ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, the Company is required to disclose the impact of offsetting of assets and liabilities represented in the unaudited interim consolidated balance sheets to enable users of the unaudited interim consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities.  These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to set off, and (d) the Company’s right of setoff is enforceable by law.  As of June 30, 2018 and December 31, 2017, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the unaudited interim consolidated balances sheets.

The following table provides disclosure regarding the effect of offsetting the Company’s recognized assets and liabilities presented in the unaudited interim consolidated balance sheet as of June 30, 2018:

		Gross	Assets
		Amounts	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Offset in the	the	Balance Sheets (1)
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
(In Thousands)	Assets	Sheets	Sheets	Instruments	Received	Net Amount
Credit default swaps	$140	$—	$140	$—	$140	$—
Interest rate swaps	$1,786	$—	$1,786	$—	$1,786	$—
Total	$1,926	$—	$1,926	$—	$1,926	$—

		Gross	Liabilities
		Amounts	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Offset in the	the	Balance Sheets (1)
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
(In Thousands)	Liabilities	Sheets	Sheets	Instruments	Paid	Net Amount
Interest rate swaps	$935	$—	$935	$—	$935	$—
Secured borrowings	678,858	—	678,858	678,858	—	—
Promissory note	5,524	—	5,524	5,524	—	—
Total	$685,317	$—	$685,317	$684,382	$935	$—

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

Unfunded Loan Commitments

As of June 30, 2018, the Company had $4.9 million of unfunded loan commitments related to loans, held for sale, at fair value.  As of December 31, 2017, the Company had $9.6 million of unfunded loan commitments related to loans, held at fair value. As of June 30, 2018 and December 31, 2017, the Company had $125.9 million and $84.7 million of unfunded loan commitments related to loans, net, respectively.

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

Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. As of June 30, 2018 and December 31, 2017, total commitments to originate loans were $213.6 million and $147.6 million, respectively.

Note 24 – Income Taxes

The Company is a REIT pursuant to IRC Section 856. Our qualification as a REIT depends on our ability to meet various requirements imposed by the Internal Revenue Code, which relate to our organizational structure, diversity of stock ownership and certain requirements with regard to the nature of our assets and the sources of our income. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four taxable years. As of June 30, 2018 and December 31, 2017, we are in compliance with all REIT requirements.

Certain of our subsidiaries have elected to be treated as taxable REIT subsidiaries (“TRSs”). TRSs permit us to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, we will continue to maintain our qualification as a REIT. The accompanying unaudited interim consolidated financial statements include an interim tax provision for our TRS’ for the three and six months ended June 30, 2018 and 2017, respectively.

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

During the three months ended June 30, 2018 and 2017, we recorded an income tax expense of $0.7 million and $1.1 million, respectively. During the six months ended June 30, 2018 and 2017, we recorded an income tax expense of $3.2 million and $2.1 million, respectively. The income tax expense for the above periods primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. There were no material changes to uncertain tax positions or valuation allowance assessments during the quarter.

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

Results of Business Segments and All Other

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the three months ended June 30, 2018 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$12,970	$18,891	$8,998	$999	$—	$41,858
Interest expense	(6,277)	(15,320)	(3,972)	(838)	—	(26,407)
Net interest income before provision for loan losses	$6,693	$3,571	$5,026	$161	$—	$15,451
Provision for loan losses	80	73	244	—	—	397
Net interest income after provision for loan losses	$6,773	$3,644	$5,270	$161	$—	$15,848
Non-interest income (expense)
Gains on residential mortgage banking activities, net of variable loan expenses	$—	$—	$—	$9,762	$—	$9,762
Other income (loss)	111	1,356	291	68	—	1,826
Income from unconsolidated joint venture	1,503	—	—	—	—	1,503
Servicing income	5	330	1,464	4,828	—	6,627
Total non-interest income	$1,619	$1,686	$1,755	$14,658	$—	$19,718
Employee compensation and benefits	(141)	(2,285)	(3,138)	(8,535)	(173)	(14,272)
Allocated employee compensation and benefits from related party	(120)	—	—	—	(1,080)	(1,200)
Professional fees	(150)	(325)	(524)	(115)	(1,287)	(2,401)
Management fees – related party	—	—	—	—	(2,036)	(2,036)
Incentive fees – related party	—	—	—	—	(269)	(269)
Loan servicing expense	(764)	(886)	211	(1,561)	—	(3,000)
Other operating expenses	(1,998)	(3,287)	(970)	(1,981)	(680)	(8,916)
Total non-interest income (expense)	$(3,173)	$(6,783)	$(4,421)	$(12,192)	$(5,525)	$(32,094)
Net realized (loss) gain on financial instruments	(52)	3,532	5,140	—	—	8,620
Net unrealized gain (loss) on financial instruments	848	4,130	(819)	298	—	4,457
Net income (loss) before provision for income taxes	$6,015	$6,209	$6,925	$2,925	$(5,525)	$16,549
Total Assets	$707,943	$1,296,872	$489,938	$298,027	$20,200	$2,812,980

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the six months ended June 30, 2018 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$22,655	$36,751	$17,713	$1,888	$—	$79,007
Interest expense	(12,106)	(27,790)	(7,592)	(1,583)	—	(49,071)
Net interest income before provision for loan losses	$10,549	$8,961	$10,121	$305	$—	$29,936
Provision for loan losses	(192)	109	312	—	—	229
Net interest income after provision for loan losses	$10,357	$9,070	$10,433	$305	$—	$30,165
Non-interest income
Gains on residential mortgage banking activities, net of variable loan expenses	$—	$—	$—	$21,496	$—	$21,496
Other income	268	2,615	168	109	—	3,160
Income from unconsolidated joint venture	7,243	—	—	—	—	7,243
Servicing income	10	582	2,716	9,729	—	13,037
Total non-interest income	$7,521	$3,197	$2,884	$31,334	$—	$44,936
Non-interest expense
Employee compensation and benefits	(313)	(4,922)	(6,393)	(17,650)	(314)	(29,592)
Allocated employee compensation and benefits from related party	(240)	—	—	—	(2,160)	(2,400)
Professional fees	(467)	(714)	(1,003)	(224)	(2,641)	(5,049)
Management fees – related party	—	—	—	—	(4,049)	(4,049)
Incentive fees – related party	—	—	—	—	(676)	(676)
Loan servicing expense	(1,565)	(1,525)	287	(4,290)	—	(7,093)
Other operating expenses	(2,816)	(5,967)	(2,080)	(4,681)	(1,383)	(16,927)
Total non-interest expense	$(5,401)	$(13,128)	$(9,189)	$(26,845)	$(11,223)	$(65,786)
Net realized gain on financial instruments	94	12,231	8,526	—	—	20,851
Net unrealized gain (loss) on financial instruments	801	1,763	(286)	5,186	—	7,464
Net income (loss) before provision for income taxes	$13,372	$13,133	$12,368	$9,980	$(11,223)	$37,630
Total Assets	$707,943	$1,296,872	$489,938	$298,027	$20,200	$2,812,980

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the three months ended June 30, 2017 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$9,607	$12,839	$9,752	$1,050	$—	$33,248
Interest expense	(4,339)	(7,186)	(4,315)	(827)	(563)	(17,230)
Net interest income before provision for loan losses	$5,268	$5,653	$5,437	$223	$(563)	$16,018
Provision for loan losses	(101)	12	(70)	—	—	(159)
Net interest income after provision for loan losses	$5,167	$5,665	$5,367	$223	$(563)	$15,859
Non-interest income
Gains on residential mortgage banking activities, net of variable loan expenses	$—	$—	$—	$10,985	$—	$10,985
Other income	476	1,117	(40)	35	—	1,588
Servicing income	26	139	1,246	4,220	—	5,631
Total non-interest income	$502	$1,256	$1,206	$15,240	$—	$18,204
Non-interest expense
Employee compensation and benefits	(108)	(1,808)	(2,396)	(9,006)	(133)	(13,451)
Allocated employee compensation and benefits from related party	(101)	—	—	—	(907)	(1,008)
Professional fees	(305)	(335)	(478)	(188)	(717)	(2,023)
Management fees – related party	—	—	—	—	(2,007)	(2,007)
Incentive fees – related party	—	—	—	—	—	—
Loan servicing (expense) income	(701)	(582)	480	(1,808)	—	(2,611)
Other operating expenses	(362)	(2,189)	(1,119)	(1,821)	(715)	(6,206)
Total non-interest expense	$(1,577)	$(4,914)	$(3,513)	$(12,823)	$(4,479)	$(27,306)
Net realized gain on financial instruments	106	1,838	2,354	—	193	4,491
Net unrealized gain on financial instruments	935	1,849	—	(1,671)	(139)	974
Net income (loss) before provision for income taxes	$5,133	$5,694	$5,414	$969	$(4,988)	$12,222
Total Assets	$530,775	$1,067,330	$530,483	$316,961	$1,371	$2,446,920

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the six months ended June 30, 2017 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$20,439	$24,716	$19,895	$2,080	$—	$67,130
Interest expense	(8,738)	(13,547)	(8,323)	(1,513)	(1,552)	(33,673)
Net interest income before provision for loan losses	$11,701	$11,169	$11,572	$567	$(1,552)	$33,457
Provision for loan losses	(723)	(84)	(584)	—	—	(1,391)
Net interest income after provision for loan losses	$10,978	$11,085	$10,988	$567	$(1,552)	$32,066
Non-interest income
Gains on residential mortgage banking activities, net of variable loan expenses	$—	$—	$—	$21,495	$—	$21,495
Other income	367	1,747	262	53	—	2,429
Servicing income	32	(364)	2,043	8,363	—	10,074
Total non-interest income	$399	$1,383	$2,305	$29,911	$—	$33,998
Non-interest expense
Employee compensation and benefits	(281)	(3,834)	(4,595)	(17,624)	(581)	(26,915)
Allocated employee compensation and benefits from related party	(203)	—	—	—	(1,817)	(2,020)
Professional fees	(502)	(663)	(965)	(488)	(1,564)	(4,182)
Management fees – related party	—	—	—	—	(3,984)	(3,984)
Loan servicing expense	(1,367)	(1,063)	1,588	(3,284)	—	(4,126)
Other operating expenses	(1,413)	(3,736)	(1,956)	(3,436)	(1,195)	(11,736)
Total non-interest expense	$(3,766)	$(9,296)	$(5,928)	$(24,832)	$(9,141)	$(52,963)
Net realized gain on financial instruments	272	3,314	3,408	—	462	7,456
Net unrealized gain (loss) on financial instruments	1,474	2,864	212	(2,224)	(69)	2,257
Net income (loss) before provision for income taxes	$9,357	$9,350	$10,985	$3,422	$(10,300)	$22,814
Total Assets	$530,775	$1,067,330	$530,483	$316,961	$1,371	$2,446,920

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

In accordance with Regulation S-X section 10-01(b)-1, unconsolidated entities that meet certain significance tests are required to have supplemental disclosures included in our unaudited interim financial statements, including condensed financial information for the three and six months ended June 30, 2018.

Statements of Income	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(In Thousands)	Girod HoldCo, LLC	WFLLA, LLC	Girod HoldCo, LLC	WFLLA, LLC
Interest income	$4,418	$2,205	$12,265	$6,120
Realized gains	2,135	1,065	16,038	8,003
Unrealized gains	1,242	620	4,505	2,248
Servicing expense and other	(1,760)	(884)	(3,765)	(1,885)
Income before provision for income taxes	$6,035	$3,006	$29,043	$14,486

During the three and six months ended June 30, 2018, the Company recorded $1.5 million and $7.2 million of income, respectively, which is based on our proportional ownership interest in the entities above. This amount is reflected in Income on unconsolidated joint venture within the interim unaudited statement of income.

Note 27 – Subsequent Events

In July 2018, the Company entered into a warehouse credit facility with East West Bank to provide financing of up to $50.0 million for new originations of SBA 7(a) loans. The agreement extends for two years, with an additional one year extension at the Company’s request and pays interest equal to the Prime Rate minus 0.821% on SBA 7(a) guaranteed loans and the Prime Rate plus 0.029% on unguaranteed loans.

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

Changes in Market Interest Rates

We own and expect to acquire or originate fixed rate mortgages (“FRMs”), and adjustable rate mortgages (“ARMs”), with maturities ranging from five to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in five to ten years. ARM loans generally have a fixed interest rate for a period of five, seven or ten years and then an adjustable interest rate equal to the sum of an index rate, such as the London Inter-bank Offered Rate (“LIBOR”), plus a margin, while FRM loans bear interest that is fixed for the term of the loan. As of June 30, 2018, approximately 53% of the loans in our portfolio were ARMs, and 47% were FRMs, based on carrying value. The weighted average margin, above the floating rate, on ARMs was approximately 3.6% and the weighted average coupon on FRMs was approximately 6.2% as of June 30, 2018. We utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with our ARMs.

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

Critical Accounting Policies and Use of Estimates

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” included within the Company's Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the Company's critical accounting policies and use of estimates during the three and six months ended June 30, 2018.

Second Quarter 2018 Highlights

Operating results:

•	Achieved Net Income of $15.9 million during the three months ended June 30, 2018

•	Earnings per share of $0.48 for the three months ended June 30, 2018

•	Core Earnings[1] of $15.8 million, or $0.47 per share, during the three months ended June 30, 2018

1 We calculate Core Earnings, a non-GAAP measure, as GAAP net income (loss) excluding the following: i) any unrealized gains or losses on certain MBS; ii) any realized gains or losses on sales of certain MBS; iii) any unrealized gains or losses on MSRs; and, iv) one-time non-recurring gains or losses, such as gains or losses on discontinued operations, bargain purchase gains, or merger related expenses. Refer to “Non-GAAP Financial Measures” below for additional details.

•	Declared dividends of $0.40 per share, during the quarter ended June 30, 2018, representing a 9.5% dividend yield, based on the closing share price on June 30, 2018

Loan originations and acquisitions:

•

Loan originations totaled $899.3 million including $352.4 million in SBC loans, $48.3 million of SBA Section 7(a) Program loans and $498.6 million of residential loans (based on fully committed amounts)

•	Acquired $131.5 million of SBC loans and $11.3 million of SBA loans

•	Completed the CLO issuance of $278.3 million of originated transitional loans and sold $217.1 million of senior bonds at a floating rate of LIBOR plus 121 basis points

•	Robust pipeline with substantial acquisition and origination opportunities (based on fully committed amounts):

o	Acquisition pipeline of $109.1 million in SBC loans and $37.5 million in SBA loans

o	Origination pipeline of:
▪	$326.5 million SBC loans
▪	$166.0 million of SBA Section 7(a) Program loans
▪	$213.6 million of commitments to originate residential agency loans

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

Return Information

The following tables present certain information related to our SBC and SBA loan portfolio as of June 30, 2018 and per share information for the three months ended June 30, 2018, which includes core earnings per share or return information. Core earnings is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in our 2017 Annual report on Form 10-K.

SUTHERLAND SNAPSHOT ($ AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

INVESTMENT TYPE	AVG. CARRYING VALUE[1]	GROSS YIELD[2]	AVG. DEBT BALANCE	DEBT COST[3]	LEVERED YIELD
Loan Acquisitions	$569,866	8.9%	$483,591	6.4%	22.8%
SBC origination portfolio	$1,208,673	7.8%	$1,051,885	5.3%	24.5%
SBA Originations, Acquisitions & Servicing	$462,070	11.7%	$337,913	4.7%	30.9%
Total	$2,240,609	8.9%	$1,873,389	5.5%	26.3%

Book Equity Value Metrics

Common Stockholders' equity	$545,330
Common Stockholders' equity (adjusted)[5]	$543,355
Total Common Shares outstanding	32,051,989
Net Book value per Common Share	$17.01
Adjusted Net Book value per Common Share	$16.95

(5) Excludes the equity component of our 2017 convertible note issuance

Q2 2018 Earnings Data Metrics

Net income attributable to Sutherland Asset Management Corporation	$15,296
Earnings per share – Basic and diluted	$0.48
Core Earnings per Common Share	$0.47
Return on Equity per Common Share	11.2%
Core Return on Equity per Common Share	11.1%
Dividend yield	9.5%

Loan Portfolio Metrics

% Fixed vs Floating Rate[4]	46.7% / 53.3%
% Originated vs Acquired[4]	56.9% / 43.1%
Weighted Average LTV- SBC	60%
Weighted Average LTV- SBA	79%
Weighted Average LTV- Acquired	51%

Servicing Portfolio Metrics

SBA servicing rights - UPB	$479,765
SBA servicing rights - carrying value	$16,946
Freddie Mac servicing rights - UPB	$817,543
Freddie Mac servicing rights - carrying value	$8,774
Residential servicing rights - UPB	$6,624,547
Residential servicing rights - carrying value	$85,554

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
(3) Sutherland finances these assets included in the Investment Type through a combination of non-recourse securitized debt, secured borrowings, and allocated corporate debt. Interest expense is calculated based on interest expense and deferred financing amortization for the quarter ended 6/30/2018 on an annualized basis.
(4) Excludes loans, held for sale, at fair value

16

The following table provides a detailed breakdown of our calculation of return on equity and core return on equity for the three months ended June 30, 2018. Core return on equity is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in our 2017 Annual report on Form 10-K.

RETURN ON EQUITY

Segment	Levered Yield [1]	Core Levered Yield [1]	Equity Allocation
Loan Acquisitions	22.8 %	22.8 %	19.0 %
SBC Originations	24.5 %	24.5 %	34.5 %
SBA Originations, Acquisitions, & Servicing	30.9 %	30.9 %	27.3 %
Residential Mortgage Banking [3]	13.6 %	12.7 %	19.2 %

	GAAP ROE [2]		Core ROE [2]	
	Q2'18	Q1'18	Q2'18	Q1'18
Segment total	23.8 %	30.2 %	23.7 %	27.4 %
Unallocated corporate finance and non-earning assets, net	(4.7)	(6.4)	(4.7)	(5.7)
Gross return on equity	**19.1 %**	**23.8 %**	**19.0 %**	**21.7 %**
Realized & unrealized gains, net	4.7	3.7	4.7	3.7
Other income and expenses, net	(10.5)	(10.9)	(10.5)	(10.9)
Investment advisory fees	(1.6)	(1.7)	(1.6)	(1.7)
Provision for income taxes	(0.5)	(1.8)	(0.5)	(1.8)
Return on equity	**11.2 %**	**13.1 %**	**11.1 %**	**11.0 %**

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

3

Portfolio Metrics

SBC Originations

The following table includes certain portfolio metrics related to our SBC Originations segment:

SBC ORIGINATIONS - SEGMENT SNAPSHOT

Portfolio Metrics (Balance Sheet)	Q2 2017	Q3 2017	Q4 2017	Q1 2018	Q2 2018
Number of loans	326	368	365	357	397
Unpaid Principal Balance (3)	$ 971	$ 1,068	$ 1,094	$ 1,120	$ 1,202
Carrying Value (3)	$ 989	$ 1,088	$ 1,108	$ 1,132	$ 1,213
Weighted Average LTV	63%	60%	61%	61%	60%
Weighted Average Coupon	6.2%	6.3%	6.2%	6.4%	6.4%
Weighted Average Maturity	5 years	5 years	5 years	5 years	5 years
Weighted Average Principal Balance (3)	$ 3.0	$ 2.9	$ 3.0	$ 3.1	$ 3.0
Percentage of loans fixed / floating	62% / 38%	64% / 36%	58% / 42%	56% / 44%	55% / 45%
Percentage of fixed, match funded (4)	70.5%	60.2%	60.4%	82.2%	73.9%
Percentage of loans 30+ days delinquent	0.9%	0.2%	1.4%	1.3%	1.7%

CURRENT QUARTER HIGHLIGHTS

- **Originations of $352.4 million(1), 59% of loans held-for-investment are floating rate**
- **Gains on sales of Freddie Mac loans of $2.2 million**
- **Origination pipeline of $326.5 million(2)**
  - **$144.1 million of Freddie Mac loans**
  - **$97.0 million of transitional loans**
  - **$85.4 million of conventional SBC loans**

GROSS LEVERED YIELD

27.5%
22.5%
17.5%
12.5%
7.5%
2.5%
11.2%
1.7%
13.8%
3.3%
11.4%
4.5%
15.9%
4.2%
18.4%
6.1%
Q2 '17
Q3 '17
Q4 '17
Q1 '18
Q2 '18
Gross Levered Yield (ex. Gains)(5)
Gains on Loans, held for sale(6)

SUTHERLAND Asset Management

(1) Represents fully committed amounts.
(2) As of July 31, 2018, including July 2018 fundings.
(3) $ in millions, as of quarter end.
(4) Represents fixed rate loans that have been securitized.
(5) Includes interest income, accretion of discount, and servicing income net of interest expense and amortization of deferred financing costs.
(6) Includes realized and unrealized gains (losses) on loans held for sale and MSR creation.

6

SBA Originations, Acquisitions, and Servicing

The following table includes certain portfolio metrics related to our SBA Originations, Acquisitions and Servicing segment:

SBA Originations, Acquisitions & Servicing – Segment snapshot

Portfolio Metrics (Balance Sheet)	Q2 2017	Q3 2017	Q4 2017	Q1 2018	Q2 2018
Number of loans	2,280	2,194	2,106	2,062	2,029
Unpaid Principal Balance (3)	$ 549	$ 530	$ 508	$ 502	$ 489
Carrying Value (3)	$ 486	$ 471	$ 455	$ 452	$ 438
Weighted Average LTV	78%	78%	78%	78%	79%
Weighted Average Coupon	5.7%	5.9%	5.9%	6.2%	6.4%
Weighted Average Maturity	14 years	14 years	14 years	14 years	14 years
Weighted Average Principal Balance (3)	$ 0.2	$ 0.2	$ 0.2	$ 0.2	$ 0.2
Percentage of loans fixed / floating	1% / 99%	1% / 99%	1% / 99%	1% / 99%	1% / 99%
Percentage of loans 30+ days delinquent	5.9%	5.7%	6.9%	6.0%	3.6%

Current Quarter Highlights

- **$55.6 million of SBA secondary market loans sales, with an average sale premium of 11.0%**
- **Originations of $48.3 million[1] and acquisitions of $11.3 million**
- **Origination pipeline in excess of $166 million SBA loans[2] and an acquisition pipeline of $37.5 million in SBA loans**

Gross Levered Yield

32.5%
27.5%
22.5%
17.5%
12.5%
7.5%
2.5%
5.9%
21.9%
8.8%
21.7%
6.4%
17.0%
10.6%
19.8%
10.3%
20.6%
Q2 '17
Q3 '17
Q4 '17
Q1 '18
Q2 '18
Gross Levered Yield (ex. Gains)(4)
Gains on Loans, held for sale(5)

(1) Represents fully committed amounts.
(2) As of July 31, 2018, including July 2018 fundings.
(3) $ in millions, as of quarter end.
(4) Includes interest income, accretion of discount, and servicing income net of interest expense and amortization of deferred financing costs.
(5) Includes realized and unrealized gains (losses) on loans held for sale and MSR creation.

Sutherland Asset Management
7

Acquired Portfolio

The following table includes certain portfolio metrics related to our Loan Acquisitions segment:

LOAN ACQUISITIONS – SEGMENT SNAPSHOT

Portfolio Metrics[1] (Balance Sheet)	Q2 2017	Q3 2017	Q4 2017	Q1 2018	Q2 2018
Number of loans	882	766	858	976	1,019
Unpaid Principal Balance [2]	$ 411	$ 378	$ 417	$ 525	$ 602
Carrying Value [2]	$ 368	$ 335	$ 376	$ 488	$ 569
Weighted Average LTV	53%	52%	49%	50%	51%
Weighted Average Coupon	6.1%	6.3%	6.3%	6.5%	6.6%
Weighted Average Maturity	11 years	9 years	10 years	8 years	8 years
Weighted Average Principal Balance [2]	$ 0.5	$ 0.5	$ 0.5	$ 0.5	$ 0.6
Percentage of loans fixed / floating	47% / 53%	46% / 54%	49% / 51%	58% / 42%	62% / 38%
Percentage of fixed, match funded [3]	14.3%	55.1%	43.7%	27.0%	15.5%
Percentage of loans performing / non-performing	95% / 5%	93% / 7%	96% / 4%	97% / 3%	97% / 3%

CURRENT QUARTER HIGHLIGHTS

- At this stage of the credit cycle, ample inventory of opportunistic performing SBC loans
- Acquired $131.5 million of SBC loans
- Acquisition pipeline of $109.1 million SBC loans[4]

GROSS LEVERED YIELD

65.0%
55.0%
45.0%
35.0%
25.0%
15.0%
5.0%
15.0%
14.5%
19.0%
8.0%
19.2%
36.9%
15.9%
6.9%
Q2 '17
Q3 '17
Q4 '17
Q1 '18
Q2 '18
Gross Levered Yield (ex. Gains)
Income on joint venture investment

SUTHERLAND Asset Management

(1) Excludes joint venture investment.
(2) $ in millions, as of quarter end.
(3) Represents fixed rate loans that have been securitized.
(4) As of July 31, 2018, including July 2018 acquisitions.

8

Residential Mortgage Banking

The following table includes certain portfolio metrics related to our Residential Mortgage Banking segment:

RESIDENTIAL MORTGAGE BANKING – SEGMENT SNAPSHOT

	Portfolio Metrics (quarterly activity)	Q2 2017	Q3 2017	Q4 2017	Q1 2018	Q2 2018
Originations	Unpaid principal balance [(1)]	$ 560.0	$ 490.9	$ 458.7	$ 438.9	$ 498.6
	% of Originations - Purchased	80.1%	78.8%	71.9%	72.8%	80.6%
	% of Originations - Refinanced	19.9%	21.2%	28.1%	27.2%	19.4%
	Channel - % Correspondent	40.1%	37.7%	38.6%	41.0%	36.7%
	Channel - % Retail	35.9%	37.6%	41.1%	39.3%	41.6%
	Channel - % Wholesale	24.0%	24.7%	20.3%	19.7%	21.7%
Sales	Unpaid principal balance [(1)]	$ 547.0	$ 503.9	$ 429.1	$ 475.5	$ 479.9
	% of UPB - Fannie/ Freddie securitizations	62.7%	62.0%	60.6%	68.8%	67.6%
	% of UPB - Ginnie Mae securitizations	27.3%	26.4%	28.8%	20.4%	23.0%
	% of UPB - Other investors	10.0%	11.6%	10.6%	10.8%	9.4%

CURRENT QUARTER HIGHLIGHTS

- **MSR portfolio of approximately $7.0 billion in UPB, up 3% compared to Q1**
  - **Fair market value of $85.6 million, up 5% compared to Q1**
- **Originations of $498.6 million[(2)], up 14% compared to Q1**
- **Loan sales of $479.9 million, up 1% compared to Q1**
- **Origination pipeline of $213.6 million in commitments to originate residential agency loans[(2)]**

MSR SERVICING PORTFOLIO (UPB IN $BILLIONS)

$7.2
$7.0
$6.8
$6.6
$6.4
$6.2
$6.0
$5.8
$5.6
$6.1
$6.3
$6.6
$6.8
$7.0
Q2' 17
Q3' 17
Q4' 17
Q1'18
Q2'18

Fair Value ($ mm)	Q2' 17	Q3' 17	Q4' 17	Q1' 18	Q2' 18
	$ 66.8	$ 68.8	$ 72.3	$ 81.6	$ 85.6

SUTHERLAND Asset Management

(1) $ in millions. Represents activity during the quarter.
(2) Represents fully committed amounts

9

Business Outlook

Our objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation.  In order to achieve this objective, we intend to continue to grow our investment portfolio by originating new SBC, SBA, and residential mortgage loans, acquiring SBC and SBA loans from third parties and growing our SBA and residential servicing portfolio.  We are also considering a possible expansion of the geographic footprint of our business, which to date has focused on the U.S. commercial loan market, to include loan origination and acquisition opportunities in Europe and potentially other markets outside the United States. We intend to finance our assets in a manner that is designed to deliver attractive returns across a variety of market conditions and economic cycles.  Our ability to execute our business strategy is dependent upon many factors, including our ability to access capital and financing on favorable terms.  While there can be no assurance that we will continue to have access to the equity and debt markets, we will continue to pursue these and other available market opportunities as a means to increase our liquidity and capital base.  If we were to experience a prolonged downturn in the credit markets, it could cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.

Our business is affected by macroeconomic conditions, including economic growth, unemployment rates, the political climate, interest rate levels and expectations. The recent economic environment  in the U.S. has resulted in continued improvement in commercial real estate values, which has generally increased payoffs and reduced credit exposure in our loan portfolios.  Interest rates have risen recently as a result of improved labor markets, personal income growth and business investment.  We believe a modest increase in interest rates is unlikely to deter most borrowers who enjoy low loan coupons and still-rising property incomes.  Recent surveys indicate that banks remain optimistic about loan demand going forward even as they may be heading into a credit tightening cycle at this stage of market expansion.  We believe that this environment should support loan origination volumes throughout the remainder of 2018.

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

Changes in Financial Condition

The following table compares our consolidated balance sheets as of June 30, 2018 and March 31, 2018 (amounts in thousands):

	June 30,	March 31,	$ Change	% Change
(In Thousands)	2018	2018	Q2'18 vs. Q1'18	Q2'18 vs. Q1'18
Assets
Cash and cash equivalents	$105,833	$86,773	$19,060	22.0%
Restricted cash	15,108	13,964	1,144	8.2
Loans, net (including $34,354 and $40,430 held at fair value)	1,035,330	1,057,034	(21,704)	(2.1)
Loans, held for sale, at fair value	188,752	160,999	27,753	17.2
Mortgage backed securities, at fair value	50,070	47,181	2,889	6.1
Loans eligible for repurchase from Ginnie Mae	79,623	81,484	(1,861)	(2.3)
Investment in unconsolidated joint venture	41,598	50,229	(8,631)	(17.2)
Derivative instruments	4,758	5,022	(264)	(5.3)
Servicing rights (including $85,554 and $81,591 held at fair value)	111,274	104,613	6,661	6.4
Receivable from third parties	980	11,064	(10,084)	(91.1)
Other assets	56,948	53,592	3,356	6.3
Assets of consolidated VIEs	1,122,706	968,999	153,707	15.9
Total Assets	$2,812,980	$2,640,954	$172,026	6.5%
Liabilities
Secured borrowings	$678,858	$657,233	$21,625	3.3%
Promissory note	5,524	5,883	(359)	(6.1)
Securitized debt obligations of consolidated VIEs, net	795,503	679,871	115,632	17.0
Convertible notes, net	109,484	109,226	258	0.2
Senior secured notes, net	178,718	178,688	30	0.0
Corporate debt, net	48,172	—	48,172	100.0
Guaranteed loan financing	263,920	278,500	(14,580)	(5.2)
Contingent consideration	1,686	10,732	(9,046)	(84.3)
Liabilities for loans eligible for repurchase from Ginnie Mae	79,623	81,484	(1,861)	(2.3)
Derivative instruments	935	756	179	23.7
Dividends payable	13,340	12,335	1,005	8.1
Accounts payable and other accrued liabilities	72,659	64,490	8,169	12.7
Total Liabilities	$2,248,422	$2,079,198	$169,224	8.1%
Stockholders’ Equity
Common stock	$3	$3	$—	0.0%
Additional paid-in capital	539,457	539,457	—	0.0
Retained earnings (Deficit)	5,870	2,559	3,311	NM(1)
Total Sutherland Asset Management Corporation equity	545,330	542,019	3,311	0.6%
Non-controlling interests	19,228	19,737	(509)	(2.6)
Total Stockholders’ Equity	$564,558	$561,756	$2,802	0.5%
Total Liabilities and Stockholders’ Equity	$2,812,980	$2,640,954	$172,026	6.5%
(1) Not meaningful.

Assets - Comparison of balances at June 30, 2018 to March 31, 2018

Cash and cash equivalents increased $19.1 million, primarily due to proceeds from our transitional loan CLO (Ready Capital Mortgage Financing 2018-FL2, or “RCMF 2018-FL2”) that settled in June 2018, loan sales and pay-offs, offset by funding new originations, loan acquisitions, and other investment activity.

Loans, net decreased by $21.7 million as a result of transfers of loans to our consolidated CLO securitization during the quarter, which resulted in an increase in Assets of consolidated VIEs. This was offset by new loan originations and loan acquisitions, which exceeded loan pay-offs, sales, or transfers of loans to securitizations included in consolidated VIEs. During the quarter ended June 30, 2018, we originated $122.6 million in transitional loans, $69.4 million in SBC conventional loans, and $48.3 million in SBA loans, which includes additional funding on loans originated in previous quarters. Additionally, we acquired approximately $131.5 million in SBC loans and $11.3 million in SBA loans. Loan sales and pay-offs on acquired and originated loans, held-for-investment, totaled $354.0 million during the quarter.

Loans, held for sale, at fair value increased by $27.8 million as a result of a increase in originations of Residential Agency loans during the quarter, which outpaced sales of Residential Agency loans during the quarter.

MBS increased by $2.9 million during the quarter primarily due to the increase in fair value on certain Freddie Mac MBS.

During November of 2017, we acquired an interest in an SBC loan pool through a joint venture which is accounted for as an unconsolidated equity method investment. This balance decreased by $8.6 million during the quarter due to distributions on earnings and portfolio run-off.

Our servicing rights asset increased by $6.7 million, primarily due to loan sales and retention of servicing activities of $9.4 million across our SBA, Freddie Mac, and residential servicing portfolio, partially offset by loan pay-offs of $1.9 million, amortization and impairment of $1.2 million, and unrealized gains due to the changes in the fair value of our residential mortgage banking servicing rights of $0.3 million.

Assets in consolidated VIEs increased by $153.7 million, which was the result of transfers of loans into the RCMF 2018-FL2 CLO, offset by pay-offs on other securitized loans.

Liabilities

Secured borrowings associated with our repurchase agreements and credit facilities increased by $21.6 million due to an increased need of shorter-term financings on acquired loans, resulting in increased leverage.

During the three months ended June 30, 2018, we issued an aggregate principal balance of $50.0 million in 6.5% corporate debt, maturing in April of 2021, which resulted in an increase in the Corporate debt, net balance.

Securitized debt obligations of consolidated VIEs, net increased by $115.6 million, as a result of the completed RCMF 2018-FL2 securitization during the quarter, resulting in net proceeds of $217.1 million, which was partially offset by pay-downs of existing loans in securitizations of $101.5 million.

Guaranteed loan financing decreased by $14.6 million as a result of an an overall run-off of the acquired SBA loan portfolio.

Contingent consideration decreased $9.0 million, as a result of payments relating to the contingent consideration arrangement during the quarter.

Equity

Total equity attributable to our company increased by $3.3 million, primarily the result of net income of $15.9 million, offset by dividends declared of $13.3 million.

Selected Balance Sheet Information by Business Segment and Corporate – Other

The following table presents certain selected balance sheet information by each of our four business segments, with the remaining amounts reflected in Corporate –Other, as of June 30, 2018:

(in thousands)	Loan Acquisitions	SBC Originations	SBA Originations, Acquisitions and Servicing	Residential Mortgage Banking	Corporate / Other	Total
Assets
Loans, net (1)	$558,326	$1,156,291	$424,370	$2,119	$-	$2,141,106
Loans, held for sale, at fair value	11,209	56,202	13,563	107,778	-	188,752
Mortgage backed securities, at fair value	7,360	42,710	-	-	-	50,070
Servicing rights	-	8,774	16,946	85,554	-	111,274

Liabilities
Secured borrowings	$103,046	$395,475	$73,008	$107,329	$-	$678,858
Securitized debt obligations of consolidated VIEs	109,629	673,611	12,263	-	-	795,503
Guaranteed loan financing	-	-	263,920	-	-	263,920
Senior secured notes, net	42,623	129,050	7,045	-	-	178,718
Corporate debt, net	24,086	24,086				48,172
Convertible notes, net	53,424	50,462	5,598	-	-	109,484
(1) Includes Loan assets of consolidated VIEs

Results of Operations

The following table compares our summarized results of operations for each of our four operating segments for the three and six months ended June 30, 2018 and 2017 (amounts in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30,		$ Change	June 30,		$ Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Interest income
Loan acquisitions	$12,970	$9,607	$3,363	$22,655	$20,439	$2,216
SBC originations	18,891	12,839	6,052	36,751	24,716	12,035
SBA originations, acquisitions and servicing	8,998	9,752	(754)	17,713	19,895	(2,182)
Residential mortgage banking	999	1,050	(51)	1,888	2,080	(192)
Total interest income	$41,858	$33,248	$8,610	$79,007	$67,130	$11,877
Interest expense
Loan acquisitions	$(6,277)	$(4,339)	$(1,938)	$(12,106)	$(8,738)	$(3,368)
SBC originations	(15,320)	(7,186)	(8,134)	(27,790)	(13,547)	(14,243)
SBA originations, acquisitions and servicing	(3,972)	(4,315)	343	(7,592)	(8,323)	731
Residential mortgage banking	(838)	(827)	(11)	(1,583)	(1,513)	(70)
Corporate - other	-	(563)	563	-	(1,552)	1,552
Total interest expense	$(26,407)	$(17,230)	$(9,177)	$(49,071)	$(33,673)	$(15,398)
Net interest income before provision for loan losses	$15,451	$16,018	$(567)	$29,936	$33,457	$(3,521)
Provision for (recoveries of) loan losses	397	(159)	556	229	(1,391)	1,620
Net interest income after provision for loan losses	$15,848	$15,859	$(11)	$30,165	$32,066	$(1,901)
Non-interest income
Loan acquisitions	$1,619	$502	$1,117	$7,521	$399	$7,122
SBC originations	1,686	1,256	430	3,197	1,383	1,814
SBA originations, acquisitions and servicing	1,755	1,206	549	2,884	2,305	579
Residential mortgage banking (1)	14,658	15,240	(582)	31,334	29,911	1,423
Total non-interest income	$19,718	$18,204	$1,514	$44,936	$33,998	$10,938
Non-interest expense
Loan acquisitions	$(3,173)	$(1,577)	$(1,596)	$(5,401)	$(3,766)	$(1,635)
SBC originations	(6,783)	(4,914)	(1,869)	(13,128)	(9,296)	(3,832)
SBA originations, acquisitions and servicing	(4,421)	(3,513)	(908)	(9,189)	(5,928)	(3,261)
Residential mortgage banking	(12,192)	(12,823)	631	(26,845)	(24,832)	(2,013)
Corporate - other	(5,525)	(4,479)	(1,046)	(11,223)	(9,141)	(2,082)
Total non-interest expense	$(32,094)	$(27,306)	$(4,788)	$(65,786)	$(52,963)	$(12,823)
Net realized gains (losses) on financial instruments
Loan acquisitions	$(52)	$106	$(158)	$94	$272	$(178)
SBC originations	3,532	1,838	1,694	12,231	3,314	8,917
SBA originations, acquisitions and servicing	5,140	2,354	2,786	8,526	3,408	5,118
Residential mortgage banking (2)	-	-	-	-	-	-
Corporate - other	-	193	(193)	-	462	(462)
Total net realized gains (losses) on financial instruments	$8,620	$4,491	$4,129	$20,851	$7,456	$13,395
Net unrealized gains (losses) on financial instruments
Loan acquisitions	$848	$935	$(87)	$801	$1,474	$(673)
SBC originations	4,130	1,849	2,281	1,763	2,864	(1,101)
SBA originations, acquisitions and servicing	(819)	-	(819)	(286)	212	(498)
Residential mortgage banking	298	(1,671)	1,969	5,186	(2,224)	7,410
Corporate - other	-	(139)	139	-	(69)	69
Total net unrealized gains (losses) on financial instruments	$4,457	$974	$3,483	$7,464	$2,257	$5,207
Net income (loss) before provision for income taxes
Loan acquisitions	$6,015	$5,133	$882	$13,372	$9,357	$4,015
SBC originations	6,209	5,694	515	13,133	9,350	3,783
SBA originations, acquisitions and servicing	6,925	5,414	1,511	12,368	10,985	1,383
Residential mortgage banking	2,925	969	1,956	9,980	3,422	6,558
Corporate - other	(5,525)	(4,988)	(537)	(11,223)	(10,300)	(923)
Total net income before provision for income taxes	$16,549	$12,222	$4,327	$37,630	$22,814	$14,816

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

Results of Operations – Supplemental Information

Realized and unrealized gains/(losses) on financial instruments are recorded in the unaudited interim consolidated statements of income and classified based on the nature of the underlying asset or liability.

The following table presents the components of realized and unrealized gains / (losses) on financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Net realized gains (losses) on financial instruments
Realized on loans - Freddie Mac	$2,198	$1,196	$4,275	$2,112
Creation of mortgage servicing rights - Freddie Mac	2,452	611	4,390	1,052
Realized on loans - SBA	4,023	1,822	6,565	2,579
Creation of mortgage servicing rights - SBA	1,113	482	1,805	700
Realized on derivatives, at fair value	(951)	(111)	3,603	(343)
Realized on mortgage backed securities, at fair value	193	(151)	731	38
Net realized - all other	(408)	642	(518)	1,318
Net realized gain on financial instruments	$8,620	$4,491	$20,851	$7,456
Net unrealized gains (losses) on financial instruments
Unrealized on loans - Freddie Mac	$192	$298	$(4)	$613
Unrealized on loans - SBA	(819)	—	(286)	212
Unrealized on residential mortgage servicing rights, at fair value	298	(1,671)	5,186	(2,224)
Unrealized on derivatives, at fair value	1,129	(211)	(209)	(46)
Unrealized on mortgage backed securities, at fair value	3,368	1,162	3,218	1,117
Net unrealized - all other	289	1,396	(441)	2,585
Net unrealized gain on financial instruments	$4,457	$974	$7,464	$2,257

Loan Acquisition Segment Results

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
(In Thousands)	2018	2017	$ Change	2018	2017	$ Change
Interest income	$12,970	$9,607	$3,363	$22,655	$20,439	$2,216
Interest expense	(6,277)	(4,339)	(1,938)	(12,106)	(8,738)	(3,368)
Net interest income before provision for loan losses	$6,693	$5,268	$1,425	$10,549	$11,701	$(1,152)
Provision for (recoveries of) loan losses	80	(101)	181	(192)	(723)	531
Net interest income after provision for loan losses	$6,773	$5,167	$1,606	$10,357	$10,978	(621)
Non-interest income	1,619	502	1,117	7,521	399	7,122
Non-interest expense	(3,173)	(1,577)	(1,596)	(5,401)	(3,766)	(1,635)
Total non-interest income (expense)	$(1,554)	$(1,075)	$(479)	$2,120	$(3,367)	$5,487
Net realized gain on financial instruments	(52)	106	(158)	94	272	(178)
Net unrealized gain (loss) on financial instruments	848	935	(87)	801	1,474	(673)
Net income before provision for income taxes	$6,015	$5,133	$882	$13,372	$9,357	$4,015

Interest income

Interest income of $13.0 million for the quarter ended June 30, 2018 in our loan acquisitions segment represented an increase of $3.4 million from the prior year quarter, primarily driven by the re-investment of capital into acquired loans throughout 2018. As of June 30, 2018, the carrying value of the acquired loan portfolio was $569.0 million, compared to $368.0 million as of June 30, 2017.

Interest income of $22.7 million in the six months ended June 30, 2018 represented an increase of $2.2 million from the prior year period, primarily driven by the re-investment of capital into acquired loans throughout 2018, as noted above.

Interest expense

Interest expense of $6.3 million for the quarter ended June 30, 2018 in our loan acquisitions segment represented a increase of $1.9 million from the prior year quarter, reflecting an increase in borrowing needs, as a result of deploying capital back into the acquired loan business and a higher average carrying value of the acquired loan portfolio.

Interest expense of $12.1 million in the six months ended June 30, 2018 represented an increase of $3.4 million from the prior year period primarily reflecting an increase in borrowing needs, as a result of deploying capital back into to acquired loan business and a higher carrying value of the acquired loan portfolio.

Provision for loan losses

Provision for loan losses of $(0.1) million for the quarter ended June 30, 2018 in our loan acquisitions segment represented a reduction of $0.2 million from the prior year quarter, reflecting a reduction in our credit deteriorated loan portfolio due to pay-downs and sales and our increased focus on new loan vintages with better credit qualities. This resulted in recoveries of loan losses of $0.4 million during the quarter ended June 30, 2018.

Provision for loan losses of $(0.2) million for the six months ended June 30, 2018 in our loan acquisitions segment represented a reduction of $0.5 million from the prior year quarter, reflecting a reduction in our credit deteriorated loan portfolio due to pay-downs and sales and our increased focus on new loan vintages with better credit qualities.

Non-interest income

Non-interest income of $1.6 million for the quarter ended June 30, 2018 in our loan acquisitions segment represented an increase of $1.1 million from the prior year quarter, primarily due to income generated on our equity method investment in a joint venture acquired in November 2017. The joint venture interest is in an SBC loan pool, which generates interest income and realized and unrealized gains and losses and these amounts are earned by us, based on our proportional interest.

Non-interest income of $7.5 million for the six months ended June 30, 2018 in our loan acquisitions segment represented an increase of $7.1 million from the prior year period, primarily due to income generated on our equity method investment in a joint venture acquired in November 2017.

Non-interest expense

Non-interest expense of $3.2 million for the quarter ended June 30, 2018 in our loan acquisitions segment represented an increase of $1.6 million from the prior year quarter ended June 30, 2017, primarily reflecting impairment charge-offs on real estate acquired in settlement of loans of $1.0 million and additional loan acquisition costs of $0.5 million compared to the prior year quarter.

Non-interest expense of $5.4 million for the six months ended June 30, 2018 in our loan acquisitions segment represented an increase of $1.6 million from the prior year period ended June 30, 2017, primarily reflecting an increase in impairment charge-offs on real estate acquired in settlement of loans of $0.9 million and additional loan acquisition costs of $0.8 million compared to the prior year period.

Realized gains (losses) on financial instruments

Realized gains (losses) on financial instruments in our loan acquisitions segment remained approximately flat at $(0.1) million and $0.1 million for the quarters ended June 30, 2018 and 2017, respectively.

Realized gains on financial instruments in our loan acquisitions segment remained approximately flat at $0.1 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively.

Unrealized gains (losses) on financial instruments

Unrealized gains on financial instruments in our loan acquisitions segment remained approximately flat at $0.8 million and $0.9 million for the quarters ended June 30, 2018 and 2017, respectively.

Unrealized gains on financial instruments of $0.8 million for the six months ended June 30, 2018 in our loan acquisitions segment represented a decrease of $0.7 million from the prior year period, primarily reflecting unrealized gains on MBS experienced in the first quarter of 2017.

SBC Originations Segment Results

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
(In Thousands)	2018	2017	$ Change	2018	2017	$ Change
Interest income	$18,891	$12,839	$6,052	$36,751	$24,716	$12,035
Interest expense	(15,320)	(7,186)	(8,134)	(27,790)	(13,547)	(14,243)
Net interest income before provision for loan losses	$3,571	$5,653	$(2,082)	$8,961	$11,169	$(2,208)
Provision for (recoveries of) loan losses	73	12	61	109	(84)	193
Net interest income after provision for loan losses	$3,644	$5,665	$(2,021)	$9,070	$11,085	(2,015)
Non-interest income	1,686	1,256	430	3,197	1,383	1,814
Non-interest expense	(6,783)	(4,914)	(1,869)	(13,128)	(9,296)	(3,832)
Total non-interest income (expense)	$(5,097)	$(3,658)	$(1,439)	$(9,931)	$(7,913)	$(2,018)
Net realized gain on financial instruments	3,532	1,838	1,694	12,231	3,314	8,917
Net unrealized gain on financial instruments	4,130	1,849	2,281	1,763	2,864	(1,101)
Net income before provision for income taxes	$6,209	$5,694	$515	$13,133	$9,350	$3,783

Interest income

Interest income of $18.9 million for the quarter ended June 30, 2018 in our SBC originations segment represented an increase of $6.1 million from the prior year quarter primarily reflecting an increase in SBC loan originations, resulting in higher average loan balances. Originated transitional loans contributed $10.0 million in interest income during the quarter ended June 30, 2018, representing a $6.0 million increase from the quarter ended June 30, 2017. Originated SBC loans contributed $7.7 million in interest income during the quarter ended June 30, 2018, representing a $0.6 million decrease from the quarter ended June 30, 2017. Originated Freddie Mac loans contributed $0.4 million in interest income during the quarter ended June 30, 2018, representing a $0.2 million increase from the quarter ended June 30, 2017.

Interest income of $36.8 million in the six months ended June 30, 2018 represented an increase of $12.0 million from the prior year period primarily reflecting an increase in SBC loan originations, resulting in higher average loan balances. Originated transitional loans contributed $19.0 million in interest income during the current year period ended June 30, 2018, representing a $10.9 million increase from the prior year period ended June 30, 2017. Originated SBC loans contributed $15.5 million in interest income during the current year period ended June 30, 2018, representing a $0.1 million decrease from the prior year period ended June 30, 2017. Originated Freddie Mac loans contributed $0.9 million in interest income during the current year period ended June 30, 2018, representing a $0.5 million increase from the prior year period ended June 30, 2017.

Interest expense

Interest expense of $15.3 million in our SBC originations segment represented an increase of $8.1 million from the prior year quarter ended June 30, 2017, primarily reflecting an increase in borrowing activities under our shorter-term secured borrowings and borrowings under our senior secured notes and convertible notes allocated to the SBC originations segment, due to the need to finance a greater number of loan originations, which increased 56% during the quarter ended June 30, 2018, compared to the quarter ended June 30, 2017.

Interest expense of $27.8 million in the six months ended June 30, 2018 represented an increase of $14.2 million from the prior year period primarily reflecting an increase in borrowing activities under secured short-term borrowings due to the need to finance a greater number of loan originations during 2018.

Non-interest income

Non-interest income of $1.7 million for the quarter ended June 30, 2018 in our SBC originations segment represented an increase of $0.4 million from the prior quarter ended June 30, 2017 primarily reflecting an increase in loan origination income of $0.2 million and an increase in servicing income of $0.2 million relating to Freddie Mac loan servicing. The increase in loan origination income is due to increased loan originations, which increased 56% during the quarter ended June 30, 2018, compared to the quarter ended June 30, 2017.

Non-interest income of $3.2 million for the six months ended June 30, 2018 in our SBC originations segment represented an increase of $1.8 million from the prior year period ended June 30, 2017 primarily reflecting an increase in loan origination income of $0.9 million and an increase in servicing income of $0.8 million relating to Freddie Mac loan servicing.

Non-interest expense

Non-interest expense of $6.8 million for the quarter ended June 30, 2018 in our SBC originations segment represented an increase of $1.8 million from the prior year quarter ended June 30, 2017, primarily reflecting an increase in loan origination expenses due to an increase in broker fees paid on Freddie Mac loans as a result of an increase in Freddie Mac loan originations of approximately $73.1 million compared to the prior year quarter.

Non-interest expense of $13.1 million in the six months ended June 30, 2018 in our SBC originations segment represented an increase of $3.8 million from the prior year period primarily reflecting an increase in loan origination expenses due to an increase in broker fees paid on Freddie Mac loans as a result of an increase in Freddie Mac loan originations of approximately $114.1 million compared to the prior year period.

Realized gains on financial instruments

Realized gains of $3.5 million for the quarter ended June 30, 2018 in our SBC originations segment represented an increase of $1.7 million from the prior year quarter ended June 30, 2017, primarily driven by sales of Freddie Mac loans, held-for-sale, resulting in additional gains during the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017.

Realized gains of $12.2 million in the six months ended June 30, 2018 in our SBC originations segment represented an increase of $8.9 million from the prior year period primarily driven by sales of Freddie Mac loans, held-for-sale, resulting in additional gains as well as gains on interest rate swap hedges on fixed rate SBC loans prior to their securitization in March 2018.

Unrealized gains on financial instruments

Unrealized gains of $4.1 million for the quarter ended June 30, 2018 in our SBC originations segment represented an increase in gains of $2.3 million from the prior year quarter ended June 30, 2017, primarily driven by an increase in the fair value of Freddie Mac MBS of approximately $2.5 million during the quarter.

Unrealized gains of $1.8 million in the six months ended June 30, 2018 in our SBC originations segment represented a decrease of $1.1 million from the prior year period primarily driven by unrealized losses of $2.4 million experienced during the first quarter of 2018 due to changes in the fair value of SBC loans carried at fair value. This was offset by an increase in the fair value of Freddie Mac MBS during the second quarter of 2018.

SBA Originations, Acquisitions and Servicing Segment Results

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
(In Thousands)	2018	2017	$ Change	2018	2017	$ Change
Interest income	$8,998	$9,752	$(754)	$17,713	$19,895	$(2,182)
Interest expense	(3,972)	(4,315)	343	(7,592)	(8,323)	731
Net interest income before provision for loan losses	$5,026	$5,437	$(411)	$10,121	$11,572	$(1,451)
Provision for (recoveries of) loan losses	244	(70)	314	312	(584)	896
Net interest income after provision for loan losses	$5,270	$5,367	$(97)	$10,433	$10,988	(555)
Non-interest income	1,755	1,206	549	2,884	2,305	579
Non-interest expense	(4,421)	(3,513)	(908)	(9,189)	(5,928)	(3,261)
Total non-interest income (expense)	$(2,666)	$(2,307)	$(359)	$(6,305)	$(3,623)	$(2,682)
Net realized gain on financial instruments	5,140	2,354	2,786	8,526	3,408	5,118
Net unrealized gain (loss) on financial instruments	(819)	-	(819)	(286)	212	(498)
Net income before provision for income taxes	$6,925	$5,414	$1,511	$12,368	$10,985	$1,383

Interest income

Interest income of $9.0 million for the quarter ended June 30, 2018 in our SBA originations, acquisitions, and servicing segment represented a decrease of $0.8 million from the prior year quarter ended June 30, 2017 primarily due to a reduction of interest income generated on our acquired SBA 7(a) loan portfolio as we have shifted capital to new SBA loan originations. Although our SBA loan originations increased $22.4 million compared to the prior year quarter, or 86%, this did not result in a direct, proportional increase in interest income, but rather, resulted in a realized gain on the sale of the SBA loan and an increase in servicing income, as we typically sell a 75% pro-rata interest in the loan at a premium, while retaining 25%, and also retain the servicing rights on the loan. Thus, the reduction in interest income is offset by an increase in realized gains on sales of SBA loans and an increase in originated SBA loans servicing income, discussed further below.

Interest income of $17.7 million in the six months ended June 30, 2018 represented a decrease of $2.2 million from the prior year period primarily due to a reduction of interest income generated on our acquired SBA 7(a) loan portfolio of $3.7 million as we have shifted focus to SBA loan originations, which generated $1.5 million of additional interest income during the six months ended June 30, 2018. The reduction in interest income is offset by an increase in realized gains on sales of SBA loans and an increase in servicing income, discussed further below.

Interest Expense

Interest expense of $4.0 million for the quarter ended June 30, 2018 in our SBA originations, acquisitions, and servicing segment represented a decrease of $0.3 million from the prior year quarter ended June 30, 2017 primarily reflecting a reduction in borrowing activities under secured borrowings and guaranteed loan financing due to the reduced need to finance acquired SBA 7(a) loans on our balance sheet and originated SBA 7(a) loans, due to sales of the 75% pro-rata interest of these loans, while only 25% is retained on our consolidated balance sheet.

Interest expense of $7.6 million in the six months ended June 30, 2018 represented a decrease of $0.7 million from the prior year period for the reasons noted in the prior paragraph relating to the current quarter results.

Provision for loan losses

Provision for loan losses was minimal in the quarter ended June 30, 2018 in our SBA originations, acquisitions, and servicing segment, which represented a reduction of $0.3 million from the prior year quarter ended June 30, 2017, reflecting a reduction in our credit deteriorated SBA loan portfolio due to pay-downs and sales and our increased focus on new SBA loan originations with better credit qualities.

Provision for loan losses was $0.2 million in the six months ended June 30, 2018 in our SBA originations, acquisitions, and servicing segment, which represented a reduction of $0.9 million from the prior year period ended June 30, 2017, reflecting a reduction in our credit deteriorated SBA loan portfolio due to pay-downs and sales and our increased focus on new SBA loan originations with better credit qualities.

Non-interest income

Non-interest income of $1.8 million for the quarter ended June 30, 2018 in our SBA originations, acquisitions, and servicing segment represented an increase of $0.5 million from the prior year quarter ended June 30, 2017, reflecting an increase in loan servicing income related to SBA loans.

Non-interest income of $2.9 million for the six months ended June 30, 2018 represented an increase of $0.6 million from the prior year period, reflecting an increase in loan servicing income related to SBA loans.

Non-interest expense

Non-interest expense of $4.4 million for the quarter ended June 30, 2018 in our SBA originations, acquisitions, and servicing segment represented an increase of $0.9 million from the prior year quarter ended June 30, 2017 primarily reflecting an increase in employee compensation expense of $0.9 million due to the increase in headcount as a result of the growth of the business.

Non-interest expense of $9.2 million in the six months ended June 30, 2018 in our SBA originations, acquisitions, and servicing segment represented an increase $3.3 million from the prior year period ended June 30, 2017, reflecting an increase in employee compensation expense of $1.8 million due to the increase in headcount in the business and an increase in loan servicing expense of $1.3 million.

Realized gains on financial instruments

Realized gains of $5.1 million for the quarter ended June 30, 2018 in our SBA originations, acquisitions, and servicing segment represented an increase of $2.8 million from the prior year quarter ended June 30, 2017, which is the result of an increase in sales of SBA loans due to an increase in loan originations and sales of the guaranteed portion of SBA 7(a) loans, as mentioned above.

Realized gains of $8.5 million for the six months ended June 30, 2018 in our SBA originations, acquisitions, and servicing segment represented an increase of $5.1 million from the prior year period ended June 30, 2017, which is the result of an increase in sales of SBA loans due to an increase in loan originations and sales of the guaranteed portion of SBA 7(a) loans, as mentioned above.

Unrealized gains (losses) on financial instruments

Unrealized losses of $0.8 million for the quarter ended June 30, 2018 in our SBA originations, acquisitions, and servicing segment represented an increase in losses of $0.8 million from the prior year quarter ended June 30, 2017, which is the result of unrealized losses on SBA loans held-for-sale, at fair value.

Unrealized losses of $0.3 million for the six months ended June 30, 2018 in our SBA originations, acquisitions, and servicing segment represented a change of $0.5 million from a gain of $0.2 million in the prior year quarter ended June 30, 2017, which is the result of unrealized losses on SBA loans held-for-sale, at fair value.

Residential Mortgage Banking Segment Results

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
(In Thousands)	2018	2017	$ Change	2018	2017	$ Change
Interest income	$999	$1,050	$(51)	$1,888	$2,080	$(192)
Interest expense	(838)	(827)	(11)	(1,583)	(1,513)	(70)
Net interest income before provision for loan losses	$161	$223	$(62)	$305	$567	$(262)
Provision for loan losses	-	-	-	-	-	-
Net interest income after provision for loan losses	$161	$223	$(62)	$305	$567	(262)
Non-interest income (1)	14,658	15,240	(582)	31,334	29,911	1,423
Non-interest expense	(12,192)	(12,823)	631	(26,845)	(24,832)	(2,013)
Total non-interest income (expense)	$2,466	$2,417	$49	$4,489	$5,079	$(590)
Net realized gain on financial instruments	-	-	-	-	-	-
Net unrealized gain (loss) on financial instruments	298	(1,671)	1,969	5,186	(2,224)	7,410
Net income before provision for income taxes	$2,925	$969	$1,956	$9,980	$3,422	$6,558

(1) Includes  gains on sales of mortgage loans held for sale, net of direct loan expenses, changes in fair value on IRLCs, loan expenses, certain loan origination fee income, and income generated on new mortgage servicing rights.

Interest income

Interest income of $1.0 million in our residential mortgage banking segment for each of the quarters ended June 30, 2018 and June 30, 2017 was generated on originated residential agency loans held-for-sale, at fair value.

Interest income of $1.9 million in our residential mortgage banking segment for the six months ended June 30, 2018 and $2.1 million for the six months ended June 30, 2017 was generated on originated residential agency loans held-for-sale, at fair value. The reduction is the result of lower average carrying values during the current year period, compared to the prior year period.

Interest expense

Interest expense of $0.8 million in our residential mortgage banking segment for the quarters ended June 30, 2018 and 2017 remained approximately flat.

Interest expense of $1.6 million in our residential mortgage banking segment for the six months ended June 30, 2018 and 2017, remained approximately flat.

Non-interest income

Non-interest income of $14.7 million in our residential mortgage banking segment for the quarter ended June 30, 2018 represented a decrease of $0.6 million from the prior year quarter ended June 30, 2017 primarily reflecting a decrease in gains on residential mortgage banking activities of $1.2 million and offset by an increase in servicing income of $0.8 million. The reduction in gains on residential mortgage banking activities was the result of fewer loan sales during the quarter ended June 30, 2018 compared to June 30, 2017 ($479.9 million compared to $547.0 million in the quarter ended June 30, 2017). The increase in servicing income is the result of a higher serviced loan UPB balance during the current year.

Non-interest income of $31.3 million in our residential mortgage banking segment for the six months ended June 30, 2018 represented an increase of $1.4 million from the prior year period ended June 30, 2017 primarily reflecting an increase in servicing income of $1.4 million, as a result of a higher serviced loan UPB balance during the current year. Gains on residential mortgage banking activities were flat ($21.5 million) during the current period ended June 30, 2018, compared to the prior period ended June 30, 2017.

Non-interest expense

Non-interest expense of $12.2 million in our residential mortgage banking segment for the quarter ended June 30, 2018 represented an decrease of $0.6 million from the prior year quarter ended June 30, 2017, primarily reflecting a decrease in employee compensation expense of $0.5 million and a decrease in loan servicing expense of $0.2 million.

Non-interest expense of $26.8 million in our residential mortgage banking segment for the six months ended June 30, 2018 represented an increase of $2.0 million from the prior year quarter ended June 30, 2017, primarily reflecting an increase in loan servicing expense of $1.0 million and an increase in other operating expenses of $1.3 million, offset by a reduction in professional fee expense of $0.2 million.

Unrealized gains (losses) on financial instruments

Unrealized gains of $0.3 million in our residential mortgage banking segment for the quarter ended June 30, 2018 represented an increase of $2.0 million from a loss of $1.7 million in the prior year quarter ended June 30, 2017 primarily reflecting the increase in fair value of our residential MSR due to rising interest rates.

Unrealized gains of $5.2 million in our residential mortgage banking segment for the six months ended June 30, 2018 represented an increase of $7.4 million from a loss of $2.2 million in the prior year period ended June 30, 2017 primarily reflecting the increase in fair value of our residential MSR due to rising interest rates.

Corporate- Other

Interest expense

Interest expense for the quarter ended June 30, 2018 represented a decrease of $0.6 million from the prior year quarter ended June 30, 2017, related to unallocated funds generated by our senior secured notes issued in February 2017. For the quarter ended June 30, 2018, we had no remaining unallocated funds generated from our senior secured notes or convertible notes issued during 2017 or our corporate debt issued in April of 2018.

Non-interest expense

Non-interest expense of $5.5 million for the quarter ended June 30, 2018 increased $1.1 million from the prior year quarter ended June 30, 2017 as a result of an increase in professional fees of $0.6 million, an increase in incentive fees due to our Manager of $0.3 million, and an increase in allocated employee compensation of $0.2 million.

Non-interest expense of $11.2 million for the six months ended June 30, 2018 represented an increase of $2.1 million from the prior year period ended June 30, 2017 as a result of an increase in professional fees of $1.0 million, an increase in incentive fees due to our Manager of $0.7 million, and an increase in allocated employee compensation of $0.3 million.

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

We calculate Core Earnings as GAAP net income (loss) excluding the following:

i)	any unrealized gains or losses on certain MBS
ii)	any realized gains or losses on sales of certain MBS
iii)	any unrealized gains or losses on MSRs
iv)	one-time non-recurring gains or losses, such as gains or losses on discontinued operations, bargain purchase gains, or merger related expenses

The following table presents our summarized consolidated results of operations and reconciliation to Core Earnings:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Net Income	$15,884	$11,153	$4,731	$34,402	$20,710	$13,692
Reconciling items:
Unrealized (gain) loss on MBS	86	(1,162)	1,248	165	(1,117)	1,282
Unrealized (gain) loss on MSRs	(253)	1,671	(1,924)	(4,408)	2,791	(7,199)
Merger transaction costs	-	-	-	-	70	(70)
Restricted Stock Unit (RSU) grant to Independent Directors	-	-	-	-	290	(290)
Total reconciling items	$(167)	$509	$(676)	$(4,243)	$2,034	$(6,277)
Income tax adjustments	64	(501)	565	1,111	(723)	1,834
Core earnings	$15,781	$11,161	$4,620	$31,270	$22,021	$9,249

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Consolidated Net Income increased by $4.7 million, from $11.2 million during the three months ended June 30, 2017 to $15.9 million during the three months ended June 30, 2018. Core Earnings increased by $4.6 million, from $11.2 million during the three months ended June 30, 2017 to $15.8 million during the three months ended June 30, 2018.

The increases in Consolidated Net Income and Core Earnings were primarily due to an increase in loan origination and acquisition activities during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, the accretive effects of securitization activities undertaken during the second half of 2017 and first half of 2018, as well as income contributed by an equity method investment in a joint venture. The increase in Consolidated Net Income also represented unrealized gains on our residential MSR due to increases in interest rates.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Consolidated Net Income increased by $13.7 million, from $20.7 million during the six months ended June 30, 2017 to $34.4 million during the six months ended September 30, 2017. Core Earnings increased by $9.2 million, from $22.0 million during the six months ended June 30, 2017 to $31.3 million during the six months ended June 30, 2018.

The increases in Consolidated Net Income and Core Earnings were primarily due to an increase in loan origination and acquisition activities during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, the accretive effects of securitization activities undertaken during the second half of 2017 and first half of 2018, as well as net income contributed by an equity method investment in a joint venture. The increase in Consolidated Net Income also represented unrealized gains on our residential MSR due to increases in interest rates, compared to unrealized losses in the previous years’ period.

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

Cash Flow Activity for the Three and Six Months Ended June 30, 2018 and June 30, 2017

The following table provides a summary of the net change in our cash and cash equivalents and restricted cash:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Cash flows provided by (used in) operating activities	$9,994	$211,023	$58,222	$226,477
Cash flows provided by (used in) investing activities	$(131,736)	$(109,924)	$(278,174)	$(86,547)
Cash flows provided by (used in) financing activities	$141,946	$(79,377)	$265,802	$(138,192)

Net increase in cash and cash equivalents and restricted cash	$20,204	$21,722	$45,850	$1,738

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Cash and cash equivalents increased by $20.2 million during the current quarter ended June 30, 2018, reflecting:

•	Net cash provided by operating activities of $10.0 million for the current quarter as a result of general net changes in operating assets and liabilities.

•	Net cash used in investing activities of $131.7 million for the current quarter related primarily to:
-

Cash outflows of $493.8 million relating to originations and purchases of loans, held at fair value and held-for-investment loans, offset by cash inflows relating to repayments of loans, held at fair value and held-for-investment of $354.0 million.

•	Net cash provided by financing activities of $141.9 million for the current quarter related primarily to:
-

Proceeds provided by issuances of securitized debt of $217.2 million, issuance of our corporate debt of approximately $50.0 million, offset by repayments of securitized debt of $98.9 million and net repayments of guaranteed loan financing of $17.5 million.

Cash and cash equivalents increased by $21.7 million during the previous year quarter ended June 30, 2017, reflecting:

•

Net cash provided by operating activities of $211.0 million for the previous year quarter as a result of net proceeds from sales of short-term investments of $239.9 million and proceeds on sales of loans, held-for-sale, at fair value of $621.6 million, offset by $653.8 million of originations of loans, held-for-sale, at fair value.

•	Net cash used in investing activities of $109.9 million for the previous year quarter ended June 30, 2017 related primarily to:
-

Cash outflows of $212.5 million relating to originations and purchases of loans, net, and cash outflows of $14.4 million relating to purchases of MBS, offset by cash inflows relating to the repayment of loans, net of $118.2 million.

•	Net cash used in financing activities of $79.4 million for the previous year quarter ended June 30, 2017 related primarily to:
-	Net repayments of our secured borrowings, partially offset by proceeds received from our February 2017 senior secured note offering.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Cash and cash equivalents increased by $45.9 million during the current year period ended June 30, 2018, reflecting:

•	Net cash provided by operating activities of $58.2 million for the current year period related primarily to:
-	Cash inflows from proceeds on sales and pay-downs on loans, held-for-sale, at fair value of $1,385.4 million, offset by cash outflows on originations and purchases of new loans of $1,326.8 million.

•	Net cash used in investing activities of $278.2 million for the current year period related primarily to:
-

Cash outflows of $754.7 million relating to originations and purchases of loans and cash outflows of $10.4 million relating to purchases of MBS, offset by cash inflows relating to repayments of loans of $470.8 million and pay-downs on MBS of $4.5 million.

•	Net cash provided by financing activities of $265.8 million for the current year period related primarily to:
-

Proceeds provided by issuances of securitized debt of $373.1 million, issuance of our corporate debt of approximately $50.0 million, offset by repayments of securitized debt of $164.1 million and net repayments of guaranteed loan financing of $34.9 million.

Cash and cash equivalents increased by $1.7 million during the previous year period ended June 30, 2017, reflecting:

•	Net cash provided by operating activities of $226.5 million for the previous year period ended June 30, 2017 related primarily to:

-

Net proceeds from sales of short-term investments of $320.4 million and proceeds on sales of loans, held-for-sale, at fair value of $1,240.0 million, offset by $1,228.5 million of originations and purchases of loans, held-for-sale, at fair value.

•	Net cash used in investing activities of $86.5 million for the prior year period ended June 30, 2017 related primarily to:
-

Cash outflows of $314.2 million relating to originations and purchases of loans, net, cash outflows of $14.4 million relating to purchases of MBS, partially offset by cash inflows relating to repayments of loans, net, of $235.9 million.

•	Net cash used in financing activities of $138.2 million for the current year period related primarily to:
-	Net repayments of our secured borrowings, partially offset by proceeds received from our senior secured note offering in February 2017.

Securitization Activity

Our Manager’s extensive experience in loan acquisition, origination, servicing and securitization strategies has enabled us to complete several securitizations of SBC and SBA loan assets since January 2011. These securitizations allow us to match fund the SBC and SBA loans on a long-term, non-recourse basis. Four of these securitizations, including Waterfall Victoria Mortgage Trust 2011-1 (“SBC-1”), Waterfall Victoria Mortgage Trust 2011-3 (“SBC-3”), Sutherland Commercial Mortgage Trust 2015-4 (“SBC-4”), and Sutherland Commercial Mortgage Trust 2017 (“SBC-6”) are trusts, whose debt is collateralized by non-performing and re-performing acquired SBC loans and a fifth securitization Waterfall Victoria Mortgage Trust 2011-2 (“SBC-2”) is a real estate mortgage investment conduit (“REMIC”) whose debt is collateralized by performing acquired SBC loans. We have completed four securitizations of newly originated SBC loans, each a REMIC, including ReadyCap Commercial Mortgage Trust 2014-1 (“RCMT 2014-1”), ReadyCap Commercial Mortgage Trust 2015-2 (“RCMT 2015-2”), ReadyCap Commercial Mortgage Trust 2016-3 (“RCMT 2016-3”), and ReadyCap Commercial Mortgage Trust 2018-4 (“RCMT 2018-4”). We also completed Ready Capital Mortgage Financing 2017 (“RCMF 2017-FL1”) and Ready Capital Mortgage Financing 2018 – FL2 (“RCMF 2018-FL2”), securitizations whose debt is collateralized by originated transitional loans, and ReadyCap Lending Small Business Trust 2015-1 (“RCLSBL 2015-1”), a securitization collateralized by SBA Section 7(a) Program loans.

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

The following table presents information on the securitization structures and related issued tranches of notes to investors:

Deal Name	Asset Class	Issuance	Ratings	Bonds Issued
WVMT 2011-SBC1	SBC Acquired loans	February 2011	NR	$40.5 million
WVMT 2011-SBC2	SBC Acquired loans	March 2011	DBRS	97.6 million
WVMT 2011-SBC3	SBC Acquired loans	October 2011	NR	143.4 million
SCML 2015-SBC4	SBC Acquired loans	August 2015	NR	125.4 million
SCMT 2017-SBC6	SBC Acquired loans	August 2017	NR	139.4 million
Total - SBC Acquired loan securitizations				$546.3 million
RCMT 2014-1	SBC Originated Conventional	September 2014	MDY / DBRS	$181.7 million
RCMT 2015-2	SBC Originated Conventional	November 2015	MDY / Kroll	218.8 million
RCMT 2016-3	SBC Originated Conventional	November 2016	MDY / Kroll	162.1 million
RCMT 2018-4	SBC Originated Conventional	March 2018	MDY / DBRS	165.0 million
Total Originated SBC loan securitizations				$727.6 million
RCMF 2017-FL1	SBC Originated Transitional	August 2017	MDY / Kroll	$198.8 million
RCMF 2018-FL2	SBC Originated Transitional	June 2018	MDY / Kroll	217.1 million
Total Originated Transitional loan securitizations				$415.9 million
FRESB 2016-SB11	Originated Agency Multi-family	January 2016	GSE Wrap	$110.0 million
FRESB 2016-SB18	Originated Agency Multi-family	July 2016	GSE Wrap	118.0 million
FRESB 2017-SB33	Originated Agency Multi-family	June 2017	GSE Wrap	197.9 million
FRESB 2018-SB45	Originated Agency Multi-family	January 2018	GSE Wrap	362.0 million
Total Freddie Mac Originated loan securitizations				$787.9 million
RCLSBL 2015-1	Acquired SBA 7(a) loans	June 2015	S&P	$189.5 million
Total Acquired SBA loan securitizations				$189.5 million
Cumulative loan securitizations (inception to date)				$2,667.2 million

We used the proceeds from the sale of the tranches issued to purchase and originate SBC and SBA loans.  We are the primary beneficiary of SBC-1, SBC-2, SBC-3, RCMT 2014-1, RCMT 2015-2, RCMT 2016-3, RCMT 2018-4, RCMF 2017-FL1, RCMF 2018-FL2, RCLSBL 2015-1, SBC-4, and SBC-6, therefore they are consolidated in our financial statements.

Deutsche Bank Loan Repurchase Facility

Our subsidiaries, ReadyCap Commercial, Sutherland Asset I, and Sutherland Warehouse Trust II renewed their master repurchase agreement on February 14, 2018, pursuant to which ReadyCap Commercial, Sutherland Asset I and Sutherland Warehouse Trust II may be advanced an aggregate principal amount of up to $275 million on originated mortgage loans (the “DB Loan Repurchase Facility”). As of June 30, 2018, we had $36.5 million outstanding under the DB Loan Repurchase Facility. The DB Loan Repurchase Facility is used to finance SBC loans, and the interest rate is LIBOR plus a spread, which varies depending on the type and age of the loan. The DB Loan Repurchase Facility has been extended through February 2020 and our subsidiaries have an option to extend the DB Loan Repurchase Facility for an additional year, subject to certain conditions. ReadyCap Commercial’s, Sutherland Asset I’s, and Sutherland Warehouse Trust II’s obligations are fully guaranteed by us.

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

JPMorgan Loan Repurchase Facility

Our subsidiaries, ReadyCap Warehouse Financing LLC (“ReadyCap Warehouse Financing”) and Sutherland Warehouse Trust entered into master repurchase agreement in December 2015, pursuant to which ReadyCap Warehouse Financing and Sutherland Warehouse Trust, may sell, and later repurchase, mortgage loans in an aggregate principal amount of up to $200 million. Our subsidiaries renewed their master repurchase agreement with JPMorgan on December 8, 2017 for an aggregate principal amount of up to $200 million (the “JPM Loan Repurchase Facility”). As of June 30, 2018, we had $28.9 million outstanding under the JPM Loan Repurchase Facility. The JPM Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is LIBOR plus a spread, which is determined by the lender on an asset-by-asset basis. The JPM Loan Repurchase Facility is committed through December 10, 2020, and ReadyCap Warehouse Financing’s and Sutherland Warehouse Trust’s obligations are fully guaranteed by us.

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

Citibank Loan Repurchase Agreement

Our subsidiaries, Waterfall Commercial Depositor and Sutherland Asset I renewed a master repurchase agreement in June 2018 with Citibank, N.A. (the "Citi Loan Repurchase Facility" and, together with the DB Loan Repurchase Facility and the JPM Loan Repurchase Facility, the "Loan Repurchase Facilities"), pursuant to which Waterfall Commercial Depositor and Sutherland Asset I may sell, and later repurchase, a trust certificate (the “Trust Certificate”), representing interests in mortgage loans in an aggregate principal amount of up to $500 million. As of June 30, 2018, we had $303.8 million outstanding under the Citi Loan Repurchase Facility. The Citi Loan Repurchase Facility is used to finance SBC loans, and the interest rate is one month LIBOR plus 2.125 to 2.50% per annum, depending on asset vintage. The Citi Loan Repurchase Facility is committed for a period of 364 days, and Waterfall Commercial Depositor’s and Sutherland Asset I’s obligations are fully guaranteed by us.

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

Securities Repurchase Agreements

As of June 30, 2018, we had $74.2 million of secured borrowings related to SBC ABS and pledged Trust Certificates, respectively, with two counterparties (lenders).

General Statements Regarding Loan and Security Repurchase Facilities

At June 30, 2018, we had $506.6 million in fair value of Trust Certificates and loans pledged against our borrowings under the Loan Repurchase Facilities and $47.7 million in fair value of SBC ABS and short term investments pledged against our securities repurchase agreement borrowings.

Under the Loan Repurchase Facilities and securities repurchase agreements, we may be required to pledge additional assets to our counterparties in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional assets or cash. Generally, the Loan Repurchase Facilities and securities repurchase agreements contain a LIBOR-based financing rate, term and haircuts depending on the types of collateral and the counterparties involved. Further, at June 30, 2018, the average haircut provisions associated with our repurchase agreements was 33.0% for pledged Trust Certificates and loans and was 26.0% and 30.9% for pledged SBC ABS and short-term investments, respectively.

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

JPMorgan Credit Facility

We renewed our master loan and security agreement with JPMorgan in June 2018 providing for a credit facility of up to $175 million. As of June 30, 2018, we had $73.0 million outstanding under this credit facility. The credit facility is structured as a secured loan facility in which ReadyCap Lending and Sutherland 2016‑1 JPM Grantor Trust act as borrowers. Under this facility, ReadyCap and Sutherland 2016-1 JPM Grantor Trust pledge loans guaranteed by the SBA under the SBA Section 7(a) Loan Program, SBA 504 loans and other loans which were part of the CIT loan acquisition. We act as a guarantor under this facility. The agreement contains financial maintenance covenants, which include (i) total stockholders’ equity must not be permitted to be less than the sum of (a) 60% of total stockholders equity as of the closing date of the facility plus (b) 50% of the net proceeds of any equity issuance after the closing date (ii) maximum leverage of 3:1 and (iii) liquidity equal to at least the lesser of (a) 4% of the sum of (without duplication) (1) any outstanding indebtedness plus (2) amounts due under the repurchase agreement and (b) $25,000,000. The amended terms have an interest rate based on loan type ranging from one month LIBOR (reset daily), plus 2.50-3.50% per annum. The term of the facility is one year, with an option to extend for an additional year.

At June 30, 2018, we had a leverage ratio of 1.8x on a debt-to-equity basis.

We maintain certain assets, which, from time to time, may include cash, unpledged SBC loans, SBC ABS and short term investments (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by our counterparties, or collectively, the “Cushion”, to meet routine margin calls and protect against unforeseen reductions in our borrowing capabilities. Our ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of our investments, our cash position and margin requirements. Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs. At June 30, 2018, we were in compliance with all debt covenants.

East West Bank Credit Facility

Our subsidiary, ReadyCap Lending, LLC entered into a senior secured revolving credit facility with East West Bank on July 13, 2018, which provides financing of up to $50.0 million. The agreement extends for two years, with an additional one year extension at the Company’s request and pays interest equal to the Prime Rate minus 0.821% on SBA 7(a) guaranteed loans and the Prime Rate plus 0.029% on unguaranteed loans.

Other credit facilities

GMFS funds its origination platform through warehouse lines of credit with three counterparties with total borrowings outstanding of $107.3 million at June 30, 2018. GMFS utilizes a $125 million committed warehouse line of credit agreement which expires on March 11, 2019, a $40 million committed warehouse line of credit expiring on August 11, 2018, and a $40 million committed warehouse line of credit expiring in July 2018. The lines are collateralized by the underlying mortgages and related documents and instruments and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved. These agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. We were in compliance with all significant debt covenants as of and for the six months ended June 30, 2018.

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

As of June 30, 2018, we were in compliance with all covenants with respect to the Senior Secured Notes.

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

Corporate Debt

On April 27, 2018, the Company completed the public offer and sale of $50,000,000 aggregate principal amount of its 6.50% Senior Notes due 2021 (“Corporate debt” or the “Notes”). The Company issued the Notes under a base indenture, dated August 9, 2017, as supplemented by the second supplemental indenture, dated as of April 27, 2018, between the Company and U.S. Bank National Association, as trustee. The Notes bear interest at a rate of 6.50% per annum, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018. The Notes will mature on April 30, 2021, unless earlier redeemed or repurchased.

Prior to April 30, 2019, the Notes will not be redeemable by the Company. The Company may redeem for cash all or any portion of the Notes, at its option, on or after April 30, 2019 and before April 30, 2020 at a redemption price equal to 101% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. On or after April 30, 2020, the Company may redeem for cash all or any portion of the Notes, at its option, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company undergoes a change of control repurchase event, holders may require it to purchase the Notes, in whole or in part, for cash at a repurchase price equal to 101% of the aggregate principal amount of the Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase, as described in greater detail in the Indenture.

The Notes are the Company’s senior direct unsecured obligations and will not be guaranteed by any of its subsidiaries, except to the extent described in the Indenture upon the occurrence of certain events. The Notes rank equal in right of payment to any of the Company’s existing and future unsecured and unsubordinated indebtedness; effectively junior in right of payment to any of its existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness, other liabilities (including trade payables) and (to the extent not held by the Company) preferred stock, if any, of its subsidiaries.

As of June 30, 2018, we were in compliance with all covenants with respect to the Senior Unsecured Notes.

Contractual Obligations

Other than the items referenced above, there have been no material changes to our contractual obligations for the three months ended June 30, 2018.  See Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations" in the Company's annual report on Form 10-K for further details.

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

The following table projects the impact on our interest income and expense for the twelve month period following June 30, 2018, assuming an immediate increase or decrease of 25, 50, 75 and 100 basis points in LIBOR:

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans held for investment	$2,221	$4,477	$6,694	$8,887	$(1,814)	$(3,578)	$(5,194)	$(6,630)
Interest rate swap hedges	290	580	871	1,161	(290)	(580)	(871)	(1,161)
Total	$2,511	$5,057	$7,565	$10,048	$(2,104)	$(4,158)	$(6,065)	$(7,791)
Liabilities
Recourse debt	$(1,105)	$(2,211)	$(3,316)	$(4,421)	$1,105	$2,211	$3,316	$4,421
Non-recourse debt	(942)	(1,884)	(2,826)	(3,768)	942	1,884	2,826	3,768
Total	$(2,047)	$(4,095)	$(6,142)	$(8,189)	$2,047	$4,095	$6,142	$8,189
Total Net Impact to Net Interest Income (Expense)	$464	$962	$1,423	$1,859	$(57)	$(63)	$77	$398

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

The following table summarizes the Company’s exposure to its repurchase agreements and credit facilities counterparties at June 30, 2018:

(in thousands)	Borrowings under repurchase agreements and credit facilities (1	Assets pledged on borrowings under repurchase agreements and credit facilities	Net Exposure (2)	Exposure as a Percentage of Total Assets
Total Counterparty Exposure	$ 678,858	$ 812,599	$ 133,741	4.8%
(1) Includes accrued interest payable

(2) The exposure reflects the difference between (a) the amount loaned to the Company through repurchase agreements and credit facilities, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets

The following table presents information with respect to any counterparty for repurchase agreements for which our Company had greater than 5% of stockholders’ equity at risk in the aggregate at June 30, 2018:

(in thousands)	Counterparty Rating (1)	Amount of Risk (2)	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
Citibank, N.A.	A+/A1	$ 47,326	9	8.4%
(1) The counterparty rating presented is the long-term issuer credit rating as rated at June 30, 2018 by S&P and Moody’s, respectively.

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

The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2018. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a‑15(f) of the Exchange Act) that occurred during the three months ended June 30, 2018 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Currently, no material legal proceedings are pending or, to our knowledge, threatened against us.

Item 1A. Risk Factors

See the Company's Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the Company's risk factors during the three or six months ended June 30, 2018.

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

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Scheme Document

101.CAL+	XBRL Taxonomy Calculation Linkbase Document

101.DEF+	XBRL Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Linkbase Document

101.PRE+	XBRL Taxonomy Presentation Linkbase Document

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

Sutherland Asset Management Corporation

Date: August 8, 2018	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board and Chief Executive
(Principal Executive Officer)

Date: August 8, 2018	By:	/s/ Frederick C. Herbst
Frederick C. Herbst
Chief Financial Officer
(Principal Accounting and Financial Officer)