Form 10-Q
period 2018-09-30
Ready Capital Corp
filed 2018-11-08
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

Commission File Number:  001‑35808

READY CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland	90‑0729143
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1140 Avenue of the Americas, 7th Floor, New York, NY 10036

(Address of Principal Executive Offices, Including Zip Code)

(212) 257-4600

(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The Company has 32,065,112 shares of common stock, par value $0.0001 per share, outstanding as of September 30, 2018.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

READY CAPITAL CORPORATION

unaudited CONSOLIDATED BALANCE SHEETS

(In Thousands)	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$47,845	$63,425
Restricted cash	18,864	11,666
Loans, net (including $22,680 and $188,150 held at fair value)	1,256,177	1,017,920
Loans, held for sale, at fair value	124,988	216,022
Mortgage backed securities, at fair value	94,341	39,922
Loans eligible for repurchase from Ginnie Mae	79,600	95,158
Investment in unconsolidated joint venture	40,914	55,369
Derivative instruments	5,846	4,725
Servicing rights (including $91,708 and $72,295 held at fair value)	118,221	94,038
Receivable from third parties	1,529	6,756
Other assets	59,160	56,840
Assets of consolidated VIEs	1,053,274	861,662
Total Assets	$2,900,759	$2,523,503
Liabilities
Secured borrowings	817,051	631,286
Promissory note	5,363	6,107
Securitized debt obligations of consolidated VIEs, net	752,432	598,148
Convertible notes, net	109,743	108,991
Senior secured notes, net	178,757	138,078
Corporate debt, net	48,301	—
Guaranteed loan financing	246,229	293,045
Contingent consideration	1,773	10,016
Liabilities for loans eligible for repurchase from Ginnie Mae	79,600	95,158
Derivative instruments	39	282
Dividends payable	13,346	12,289
Accounts payable and other accrued liabilities	79,089	74,636
Total Liabilities	$2,331,723	$1,968,036
Stockholders’ Equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 32,065,112 and 31,996,440 shares issued and outstanding, respectively	3	3
Additional paid-in capital	540,573	539,455
Retained earnings (deficit)	8,994	(3,385)
Total Ready Capital Corporation equity	549,570	536,073
Non-controlling interests	19,466	19,394
Total Stockholders’ Equity	$569,036	$555,467
Total Liabilities and Stockholders’ Equity	$2,900,759	$2,523,503

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

Unaudited CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except share data)	2018	2017	2018	2017
Interest income	$44,287	$35,038	$123,295	$102,169
Interest expense	(28,925)	(19,908)	(77,996)	(53,579)
Net interest income before provision for loan losses	$15,362	$15,130	$45,299	$48,590
Provision for loan losses	(800)	(466)	(571)	(1,857)
Net interest income after provision for loan losses	$14,562	$14,664	$44,728	$46,733
Non-interest income
Gains on residential mortgage banking activities, net of variable loan expenses	8,674	10,735	30,170	32,229
Other income	1,204	1,853	4,364	4,281
Income on unconsolidated joint venture	2,178	—	9,420	—
Servicing income, net of amortization and impairment of $1,425 and $4,005 for the three and nine months ended September 30, 2018, and $976 and $5,252 for the three and nine months ended September 30, 2017, respectively	6,922	6,134	19,959	16,208
Total non-interest income	$18,978	$18,722	63,913	52,718
Non-interest expense
Employee compensation and benefits	(14,163)	(13,715)	(43,755)	(40,630)
Allocated employee compensation and benefits from related party	(1,200)	(990)	(3,600)	(3,010)
Professional fees	(2,294)	(2,151)	(7,343)	(6,334)
Management fees – related party	(2,070)	(2,034)	(6,118)	(6,018)
Incentive fees – related party	—	—	(676)	—
Loan servicing expense	(4,247)	(3,388)	(11,340)	(7,513)
Other operating expenses	(6,548)	(7,447)	(23,475)	(19,183)
Total non-interest expense	$(30,522)	$(29,725)	$(96,307)	$(82,688)
Net realized gain on financial instruments	6,946	5,695	27,796	13,151
Net unrealized gain on financial instruments	8,500	2,678	15,964	4,933
Income before provision for income taxes	$18,464	$12,034	$56,094	$34,847
Provision for income (taxes) benefit	(895)	340	(4,123)	(1,763)
Net income	$17,569	$12,374	$51,971	$33,084
Less: Net income attributable to non-controlling interest	638	533	1,890	1,891
Net income attributable to Ready Capital Corporation	$16,931	$11,841	$50,081	$31,193

Earnings per common share - basic	$0.53	$0.37	$1.57	$1.00
Earnings per common share - diluted	$0.53	$0.37	$1.57	$1.00

Weighted-average shares outstanding
Basic	32,109,642	32,026,494	32,073,665	31,120,476
Diluted	32,130,262	32,028,980	32,090,126	31,121,449

Dividends declared per share of common stock	$0.40	$0.37	$1.17	$1.11

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

Unaudited CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

				Retained	Total
	Common Stock		Additional Paid-	Earnings	Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	In Capital	(Deficit)	Corporation equity	Interests	Equity
Balance at January 1, 2017	30,549,084	$3	$513,295	$(201)	$513,097	$39,005	$552,102
Dividend declared on common stock ($1.11 per share)	—	—	—	(34,944)	(34,944)	—	(34,944)
Dividend declared on OP units	—	—	—	—	—	(1,811)	(1,811)
Shares issued in exchange of litigation settlement	275,862	—	4,000	—	4,000	—	4,000
Equity component of 2017 convertible note issuance	—	—	2,147	—	2,147	—	2,147
Distributions, net	—	—	—	—	—	(34)	(34)
Stock-based compensation	—	—	509	—	509	—	509
Conversion of OP units into common stock	1,171,494	—	19,713	—	19,713	(19,713)	—
Net Income	—	—	—	31,193	31,193	1,891	33,084
Balance at September 30, 2017	31,996,440	$3	$539,664	$(3,952)	$535,715	$19,338	$555,053

				Retained	Total
	Common Stock		Additional Paid-	Earnings	Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	In Capital	(Deficit)	Corporation equity	Interests	Equity
Balance at January 1, 2018	31,996,440	$3	$539,455	$(3,385)	$536,073	$19,394	$555,467
Dividend declared on common stock ($1.17 per share)	—	—	—	(37,702)	(37,702)	—	(37,702)
Dividend declared on OP units	—	—	—	—	—	(1,326)	(1,326)
Equity issuances	5,000	—	86	—	86	—	86
Offering costs	—	—	(10)	—	(10)	—	(10)
Contributions, net	—	—	—	—	—	94	94
Equity component of 2017 convertible note issuance	—	—	(240)	—	(240)	(9)	(249)
Stock-based compensation	8,617	—	367	—	367	—	367
Conversion of OP units into common stock	33,658	—	577	—	577	(577)	—
Manager incentive fee paid in stock	21,397	—	338	—	338	—	338
Net Income	—	—	—	50,081	50,081	1,890	51,971
Balance at September 30, 2018	32,065,112	$3	$540,573	$8,994	$549,570	$19,466	$569,036

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

Unaudited CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
(In Thousands, except share information)	2018	2017
Cash Flows From Operating Activities:
Net income	$51,971	$33,084
Adjustments to reconcile net income to net cash provided (used in) operating activities:
Discount accretion and premium amortization of financial instruments, net	(7,010)	(7,372)
Amortization of guaranteed loan financing, deferred financing costs, and intangible assets	17,864	15,266
Provision for loan losses	571	1,857
Charge off of real estate acquired in settlement of loans	1,236	746
Decrease in repair and denial reserve	(161)	(289)
Purchase of short-term investments	—	(839,425)
Proceeds from sale or maturity of short-term investments	—	1,059,821
Net settlement of derivative instruments	4,094	(1,085)
Purchase of loans, held for sale, at fair value	(17,481)	(11,195)
Origination of loans, held for sale, at fair value	(1,901,321)	(1,882,626)
Proceeds from disposition and principal payments of loans, held for sale, at fair value	2,056,323	1,943,508
Income on unconsolidated joint venture	1,048	—
Gain on sale of mortgages held for sale included in Gains on residential mortgage banking activities, net of variable loan expenses	(28,590)	(49,806)
Gain (loss) on derivatives included in Gains on residential mortgage banking activities, net of variable loan expenses	(478)	2,043
Creation of servicing rights, net of payoffs	(11,910)	(11,392)
Net realized gains on financial instruments	(27,796)	(13,151)
Net unrealized gains on financial instruments	(15,964)	(4,933)
Net changes in operating assets and liabilities
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	157	10,607
Receivable from third parties	5,227	464
Other assets	1,961	12,293
Accounts payable and other accrued liabilities	5,462	(10,210)
Net cash provided by operating activities	135,203	248,205
Cash Flow From Investing Activities:
Origination of loans	(695,470)	(347,988)
Purchase of loans	(360,859)	(78,317)
Purchase of mortgage backed securities, at fair value	(67,338)	(14,448)
Purchase of real estate	(1,570)	—
Purchase of servicing rights	(362)	—
Proceeds on unconsolidated joint venture in excess of earnings recognized	13,407	—
Payment of liability under participation agreements, net of proceeds received	(180)	(642)
Proceeds from disposition and principal payment of loans	621,039	303,304
Proceeds from sale and principal payment of mortgage backed securities, at fair value	22,295	7,415
Proceeds from sale of real estate	1,558	1,775
Net cash (used in) provided by investing activities	(467,480)	(128,901)
Cash Flows From Financing Activities:
Proceeds from secured borrowings	2,836,690	3,692,370
Proceeds from issuance of securitized debt obligations of consolidated VIEs	398,671	241,359
Proceeds from senior secured note offering	41,328	141,917
Proceeds from convertible note issuance	—	115,000
Proceeds from corporate debt	50,000	—
Payment of contingent consideration	(8,967)	—
Payment of secured borrowings	(2,650,925)	(4,097,065)
Payment of securitized debt obligations of consolidated VIEs	(234,816)	(66,632)
Payment of guaranteed loan financing	(55,597)	(87,140)
Payment of promissory note	(744)	(884)
Payment of deferred financing costs	(13,944)	(15,263)
Payment of offering costs	(10)	(70)
Contributions, net	94	(34)
Equity issuance	86	—
Dividend payments	(37,971)	(35,971)
Net cash (used in) provided by financing activities	323,895	(112,413)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(8,382)	6,891
Cash, cash equivalents, and restricted cash at beginning of period	75,091	79,756
Cash, cash equivalents, and restricted cash at end of period	$66,709	$86,647

Supplemental disclosure of operating cash flow
Cash paid for interest	$70,259	$46,760
Cash paid (received) for income taxes	$1,058	$2,503
Stock-based compensation	$367	$509
Supplemental disclosure of non-cash investing activities
Loans transferred from Loans, held for sale, at fair value to Loans, net	$898	$—
Loans transferred from Loans, net to Loans, held for sale, at fair value	$—	$5,940

Supplemental disclosure of non-cash financing activities
Shares issued in exchange of litigation settlement	$—	$4,000
Incentive shares issued to investment manager pursuant to management agreement	$338	$—

See Notes to Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

NOTES TO the CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Organization

On September 26, 2018, Sutherland Asset Management Corporation filed Articles of Amendment to its charter (the “Articles of Amendment”) with the State Department of Assessments and Taxation of Maryland, to change its name to Ready Capital Corporation (the “Company” or “Ready Capital” and together with its subsidiaries “we”, “us” and “our”), a Maryland corporation. In addition, the Company amended and restated its bylaws and the second amended and restated agreement of limited partnership, effective September 26, 2018, each solely the reflect the name change.

In connection with the name change, the Company’s trading symbol on the New York Stock Exchange changed from “SLD” to “RC” for shares of the Company’s common stock.

The Company is externally managed and advised by Waterfall Asset Management, LLC (“Waterfall” or the “Manager”), an investment advisor registered with the United States Securities and Exchange Commission under the Investment Advisors Act of 1940, as amended.

Sutherland Partners, LP (the “Operating Partnership”) holds substantially all of our assets and conducts substantially all of our business. As of September 30, 2018 and December 31, 2017, the Company owned approximately 96.6% and 96.5%, of the operating partnership units (“OP units”) of the Operating Partnership, respectively. The Company, as sole general partner of the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Therefore, the Company consolidates the Operating Partnership.

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

The Company qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with its first taxable year ended December 31, 2011. To maintain its tax status as a REIT, the Company distributes at least 90% of its taxable income in the form of distributions to shareholders.

Note 2 – Basis of Presentation

The unaudited interim consolidated financial statements presented herein are as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017.  These unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”)—as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the U.S. Securities and Exchange Commission.

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

As of September 30, 2018 and December 31, 2017, the Company had $0.6 million in money market mutual funds, and substantially all of the Company’s cash and cash equivalents not held in money market funds were comprised of cash balances with banks that are in excess of the Federal Deposit Insurance Corporation insurance limits.

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

Although permitted under certain circumstances, generally the Company does not offset cash collateral receivable or payables against our gross derivative positions. As of September 30, 2018 and December 31, 2017, the cash collateral receivable held for derivatives is $4.2 million and $0.8 million, respectively, and is included in restricted cash on the unaudited interim consolidated balance sheets.

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

Intangible assets

Intangible assets are accounted for under ASC 350, Intangibles-Goodwill and Other. As of September 30, 2018 and December 31, 2017, the Company’s identifiable intangible assets include SBA license for our lending operations as well as a trade name, a favorable lease, and other licenses relating to our residential mortgage banking segment, obtained as part of the ZAIS Financial merger transaction. The Company determined that its SBA license has an indefinite life, while the other intangibles acquired as part of the ZAIS Financial merger transaction are finite-lived. The Company amortizes intangible assets with identified estimated useful lives on a straight-line basis over their estimated useful lives. The Company initially records its intangible assets at cost and subsequently tests for impairment on an annual basis. Intangible assets are included within other assets on the unaudited interim consolidated balance sheets.

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

Borrowing under repurchase agreements

Borrowings under repurchase agreements are accounted for under ASC 860, Transfers and Servicing. Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Through September 30, 2018, none of our repurchase agreements have been accounted for as components of linked transactions. All securities financed through a repurchase agreement have remained on our unaudited interim consolidated balance sheets as an asset and cash received from the lender was recorded on our unaudited interim consolidated balance sheets as a liability. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense on the unaudited interim consolidated statements of income.

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

We provide for exposure in connection with uncertain tax positions, which requires significant judgment by management including determination, based on the weight of the tax law and available evidence, that it is more-likely-than-not that a tax result will be realized. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense on our unaudited interim consolidated statements of income. As of September 30, 2018 and December 31, 2017, we accrued no taxes, interest or penalties related to uncertain tax positions. In addition, we do not anticipate a change in this position in the next 12 months.

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

Note 4 – Recently Issued Accounting Pronouncements

Financial Accounting Standards Board ("FASB") Standards adopted during 2018

Standard	Summary of guidance		Effects on financial statements
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)	▶

Outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.

▶

Since the guidance does not apply to revenue associated with financial instruments, including loans and securities, and other contractual rights or obligations within the scope of ASC 860, Transfers and Servicing, the adoption of this standard on a modified retrospective basis on January 1, 2018 did not have a material impact on our consolidated financial statements.

Issued May 2014			
ASU 2017-09, Compensation—Stock Compensation (Topic 718) Scope of Modification Accounting	▶	Provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.	▶

The adoption of this standard had no impact on our consolidated financial statements since there were no modifications. This ASU required prospective adoption, therefore, any future award changes will be evaluated under the amended guidance.

Issued May 2017			
ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments	▶

Provides guidance on the disclosure and classification of certain items within the statement of cash flows, including beneficial interests obtained in a securitization of financial assets, debt prepayment or extinguishment costs, and distributions received from equity-method investees.

▶

The retrospective adoption of this standard did not have a material impact on our consolidated financial statements.  We chose the cumulative earnings approach for distributions received from equity method investees, which did not result in any changes in the way we account for such distributions.

Issued August 2016			
ASU 2016-16, Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other Than Inventory	▶

Requires that an entity recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time of the transfer instead of deferring the tax consequences until the asset has been sold to an outside party, as current GAAP requires.

			▶	The modified retrospective adoption of this standard did not have a material impact on our consolidated financial statements.
Issued October 2016			
ASU 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business	▶	This ASU results in most real estate acquisitions no longer being considered business combinations and instead being accounted for as asset acquisitions.	▶

The adoption of this standard did not have a material impact on our consolidated financial statements. This ASU required prospective adoption, therefore, any future acquisitions will be evaluated under the amended guidance.

Issued January 2017			
ASU 2017-05, Other Income – Gains and Losses from the De-recognition of Nonfinancial Assets	▶	Requires that all entities account for the de-recognition of a business in accordance with ASC 810, including instances in which the business is considered in substance real estate.	▶	The retrospective adoption of this standard did not have a material impact on our consolidated financial statements.
Issued February 2017			
ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash	▶

Requires that restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

▶

The adoption of this standard on a retrospective basis resulted in reclassifying restricted cash out of investing activities and now is included within cash and cash equivalents on the consolidated statement of cash flows. The following table shows the impact of the adoption of this guidance.

Issued November 2016			

(In Thousands)	Nine Months Ended September 30, 2017
As previously reported under GAAP applicable at the time
Cash and cash equivalents at beginning of the period	$59,566
Net increase in cash and cash equivalents	11,024
Cash and cash equivalents at end of the period	$70,590

As currently reported under ASU 2016-18
Cash and cash equivalents and restricted cash at beginning of the period	$79,756
Net increase in cash and cash equivalents and restricted cash	6,891
Cash and cash equivalents and restricted cash at end of the period	$86,647

FASB Standards issued, but not yet adopted

Standard	Summary of guidance		Effects on financial statements
ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments	▶

Requires the use of an “expected loss” credit model for estimating future credit losses of certain financial instruments instead of the “incurred loss” credit model that existing GAAP currently requires.

			▶	Required effective date: Annual reporting periods, and interim periods therein, beginning after December 15, 2019. Early adoption is permitted for periods beginning after December 15, 2018.
Issued June 2016	▶

The “expected loss” model requires the consideration of possible credit losses over the life of an instrument compared to only estimating credit losses upon the occurrence of a discrete loss event in accordance with the current “incurred loss” methodology.

			▶	The Company is evaluating the impact ASU 2016-13 will have on our consolidated financial statements.

ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)—Accounting for Certain Financial Instruments with Down Round Features

	▶	Provides guidance which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.	▶	Required effective date: Annual reporting periods, and interim periods therein, beginning after December 15, 2018. Early adoption is permitted.
Issued July 2017	▶

When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock.

			▶	This standard currently would not have an impact on our consolidated financial statements. None of our issued equity or debt (in particular our convertible notes), contain down round features.
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities	▶	Provides guidance on simplifying the accounting and presentation for hedging activities.	▶	Required effective date: For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.
Issued August 2017			▶	This standard currently would not have an impact on our consolidated financial statements. We do not currently apply hedge accounting to any of our derivative instruments.
ASU 2018-11, Leases (Topic 842): Targeted Improvements to Accounting for Leases	▶

Provides guidance on increasing the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions.

▶

Required effective date: The amendments in this Update affect the amendments in Update 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of this Update, and the transition requirements are the same as those in Topic 842.

Issued July 2018			▶	The Company is evaluating the impact ASU 2018-11 will have on our consolidated financial statements.
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	▶	Provides guidance on increasing the transparency and comparability of the disclosure requirements for fair value measurement.	▶	Required effective date: The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.
Issued August 2018			▶	The Company is evaluating the impact ASU 2018-13 will have on our consolidated financial statements.

ASU 2018-15, Intangibles (Topic 350): Internal-Use Software	▶	Clarifies and aligns the accounting for implementation costs for hosting arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.	▶	Required effective date: The amendments in this Update are effective for public companies for annual reporting periods and interim periods with those annual periods beginning after December 15, 2019.
Issued August 2018			▶	The Company is evaluating the impact ASU 2018-15 will have on our consolidated financial statements.

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

Loan Portfolio

The following table summarizes the classification, unpaid principal balance (“UPB”), and carrying value of loans held by the Company including loans of consolidated VIEs:

	September 30, 2018		December 31, 2017
Loans (In Thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Acquired SBA 7(a) loans	$282,493	$303,114	$331,083	$353,556
Acquired loans	477,166	493,231	191,327	209,694
Originated Transitional loans	171,254	172,669	246,076	248,190
Originated SBC loans, at fair value	22,680	22,355	188,150	182,045
Originated SBC loans	235,386	233,427	27,610	27,349
Originated SBA 7(a) loans	72,571	76,308	41,208	43,439
Originated Residential Agency loans	2,204	2,205	2,013	2,014
Total Loans, before allowance for loan losses	$1,263,754	$1,303,309	$1,027,467	$1,066,287
Allowance for loan losses	$(7,577)	—	$(9,547)	—
Total Loans, net	$1,256,177	$1,303,309	$1,017,920	$1,066,287
Loans in consolidated VIEs
Loans
Originated SBC loans	$446,056	$435,505	$382,873	$373,996
Acquired loans	113,150	120,381	189,545	204,497
Acquired SBA 7(a) loans	59,835	80,342	69,523	95,605
Originated Transitional loans	421,382	423,260	196,438	196,070
Total Loans, in consolidated VIEs, before allowance for loan losses	$1,040,423	$1,059,488	$838,379	$870,168
Allowance for loan losses on loans in consolidated VIEs	$(1,310)	—	$(2,199)	—
Total Loans, net, in consolidated VIEs	$1,039,113	$1,059,488	$836,180	$870,168
Total Loans, net, and Loans, net in consolidated VIEs	$2,295,290	$2,362,797	$1,854,100	$1,936,455
Loans, held for sale, at fair value
Originated Residential Agency loans	$81,773	$79,394	$129,096	$124,758
Originated Freddie Mac loans	17,792	17,586	67,591	66,642
Originated SBA 7(a) loans	20,986	19,451	16,791	15,472
Acquired loans	3,011	3,039	2,544	2,662
Acquired SBA 7(a) loans	1,426	1,321	—	—
Total Loans, held for sale, at fair value	$124,988	$120,791	$216,022	$209,534
Total Loan portfolio	$2,420,278	$2,483,588	$2,070,122	$2,145,989

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

The following tables display delinquency information on loans, net as of September 30, 2018 and December 31, 2017:

	September 30, 2018
Loans (In Thousands)	Current and less than 30 days past due	30-89 Days Past Due	90+ Days Past Due	Total Loans Carrying Value	Non-Accrual Loans	90+ Days Past Due but Accruing
Loans(1)(2)
Acquired SBA 7(a) loans	$330,235	$5,974	$4,062	$340,271	$15,052	$—
Acquired loans	560,564	8,296	16,513	585,373	11,541	6,145
Originated Transitional loans	592,850	—	—	592,850	—	—
Originated SBC loans, at fair value	22,680	—	—	22,680	—	—
Originated SBC loans	664,335	777	16,116	681,228	16,116	—
Originated SBA 7(a) loans	72,258	213	33	72,504	1,665	—
Originated Residential Agency loans	1,200	—	1,004	2,204	1,004	—
Total Loans, before general allowance for loans losses	$2,244,122	$15,260	$37,728	$2,297,110	$45,378	$6,145
General allowance for loan losses				$(1,820)
Total Loans, net				$2,295,290
Percentage of outstanding	97.7%	0.7%	1.6%	100%	2.0%	0.3%
(1) Loan balances include specific allowance for loan losses.
(2) Includes Loans, net in consolidated VIEs

	December 31, 2017
Loans (In Thousands)	Current and less than 30 days past due	30-89 Days Past Due	90+ Days Past Due	Total Loans Carrying Value	Non-Accrual Loans	90+ Days Past Due but Accruing
Loans(1)(2)
Acquired SBA 7(a) loans	$376,102	$15,953	$5,542	$397,597	$16,782	$176
Acquired loans	348,271	6,891	19,263	374,425	16,405	4,090
Originated Transitional loans	435,252	7,263	—	442,515	—	—
Originated SBC loans, at fair value	188,150	—	—	188,150	—	—
Originated SBC loans	402,004	7,702	608	410,314	608	—
Originated SBA 7(a) loans	40,871	311	—	41,182	671	—
Originated Residential Agency loans	1,226	—	787	2,013	289	498
Total Loans, before allowance for loans losses	$1,791,876	$38,120	$26,200	$1,856,196	$34,755	$4,764
General allowance for loan losses				$(2,096)
Total Loans, net				$1,854,100
Percentage of outstanding	96.5%	2.1%	1.4%	100%	1.9%	0.3%
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

The following tables presents quantitative information on the credit quality of loans, net as of September 30, 2018 and December 31, 2017:

	Loan-to-Value (a)
(In Thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
September 30, 2018
Loans(1) (2)
Acquired SBA 7(a) loans	$7,117	$39,560	$108,522	$93,753	$41,472	$49,847	$340,271
Acquired loans	79,861	194,456	175,220	74,255	43,348	18,233	585,373
Originated Transitional loans	—	37,266	203,191	315,151	37,242	—	592,850
Originated SBC loans, at fair value	—	10,916	—	1,441	10,323	—	22,680
Originated SBC loans	2,622	61,572	243,428	369,271	4,335	—	681,228
Originated SBA 7(a) loans	1,649	3,583	10,782	19,313	12,451	24,726	72,504
Originated Residential Agency loans	—	53	72	1,078	745	256	2,204
Total Loans, before general allowance for loans losses	$91,249	$347,406	$741,215	$874,262	$149,916	$93,062	$2,297,110
General allowance for loan losses							$(1,820)
Total Loans, net							$2,295,290
December 31, 2017
Loans(1) (2)
Acquired SBA 7(a) loans	$8,978	$37,880	$125,234	$106,199	$56,676	$62,630	$397,597
Acquired loans	54,463	102,498	114,010	67,037	18,745	17,672	374,425
Originated Transitional loans	—	26,735	171,227	212,830	21,639	10,084	442,515
Originated SBC loans, at fair value	—	17,294	31,245	115,653	21,245	2,713	188,150
Originated SBC loans	2,661	49,281	192,796	158,047	7,529	—	410,314
Originated SBA 7(a) loans	52	954	5,227	15,583	5,766	13,600	41,182
Originated Residential Agency loans	—	60	166	609	823	355	2,013
Total Loans, before allowance for loans losses	$66,154	$234,702	$639,905	$675,958	$132,423	$107,054	$1,856,196
General allowance for loan losses							$(2,096)
Total Loans, net							$1,854,100
(a) Loan-to-value is calculated as carrying amount as a percentage of current collateral value
(1) Loan balances include specific allowance for loan loss reserves.
(2) Includes Loans, net in consolidated VIEs

As of September 30, 2018 and December 31, 2017, the Company’s total carrying amount of loans in the foreclosure process was $4.9 million and $0.4 million, respectively.

The following table displays the geographic concentration of the Company’s loans, net, secured by real estate recorded on our unaudited interim consolidated balance sheets.

Geographic Concentration (Unpaid Principal Balance)	September 30, 2018	December 31, 2017
California	14.6%	13.5%
Texas	11.3	12.4
Florida	11.1	11.7
New York	6.3	6.8
Georgia	5.4	6.2
Arizona	4.8	5.1
Illinois	3.7	3.9
North Carolina	3.3	3.7
Ohio	2.8	2.7
Pennsylvania	2.7	2.1
Other	34.0	31.9
Total	100.0%	100.0%

The following table displays the collateral type concentration of the Company’s loans, net, on our unaudited interim consolidated balance sheets.

Collateral Concentration (Unpaid Principal Balance)	September 30, 2018	December 31, 2017
Multi-family	22.3%	21.1%
Retail	19.5	17.6
SBA(1)	19.5	25.4
Office	15.0	15.6
Industrial	8.7	6.9
Mixed Use	7.4	6.3
Lodging/Residential	2.6	2.9
Other	5.0	4.2
Total	100.0%	100.0%
(1) Further detail provided on SBA collateral concentration is included in table below.

The following table displays the collateral type concentration of the Company’s SBA loans within loans, net, on our unaudited interim consolidated balance sheets.

Collateral Concentration (Unpaid Principal Balance)	September 30, 2018	December 31, 2017
Offices of Physicians	16.2%	16.0%
Lodging	10.2	10.5
Child Day Care Services	10.1	12.3
Veterinarians	7.0	7.0
Eating Places	5.2	5.5
Grocery Stores	4.4	4.7
Hotels, Motels & Tourist Courts	3.2	0.9
Auto	2.9	3.2
Funeral Service & Crematories	2.3	2.2
Gasoline Service Stations	2.1	1.9
Other	36.4	35.8
Total	100.0%	100.0%

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

The following tables detail the allowance for loan losses by loan product and impairment methodology as of the unaudited interim consolidated balance sheet dates:

	September 30, 2018
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
General	$1	$327	$519	$523	$450	$1,820
Specific	-	-	1,047	994	67	2,108
PCI	-	-	3,896	1,063	-	4,959
Ending balance	$1	$327	$5,462	$2,580	$517	$8,887

	December 31, 2017
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
General	$468	$-	$819	$518	$291	$2,096
Specific	169	-	586	1,564	27	2,346
PCI	-	-	5,859	1,445	-	7,304
Ending balance	$637	$-	$7,264	$3,527	$318	$11,746

The following tables detail the activity of the allowance for loan losses for loans:

	Three Months Ended September 30, 2018
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
Beginning balance	$95	$226	$6,167	$2,634	$544	$9,666
Provision for (Recoveries of) loan losses	(94)	101	890	(70)	(27)	800
Charge-offs and sales	-	-	(766)	(51)	-	(817)
Recoveries	-	-	(829)	67	-	(762)
Ending balance	$1	$327	$5,462	$2,580	$517	$8,887

	Three Months Ended September 30, 2017
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
Beginning balance	$439	$-	$8,308	$4,647	$381	$13,775
Provision for (Recoveries of) loan losses	71	-	825	(714)	284	466
Charge-offs and sales	-	-	(255)	(325)	-	(580)
Recoveries	-	-	(937)	-	-	(937)
Ending balance	$510	$-	$7,941	$3,608	$665	$12,724

	Nine Months Ended September 30, 2018
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
Beginning balance	$637	$-	$7,264	$3,527	$318	$11,746
Provision for (Recoveries of) loan losses	(467)	327	1,120	(608)	199	571
Charge-offs and sales	(169)	-	(1,050)	(573)	-	(1,792)
Recoveries	-	-	(1,872)	234	-	(1,638)
Ending balance	$1	$327	$5,462	$2,580	$517	$8,887

	Nine Months Ended September 30, 2017
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
Beginning balance	$804	$-	$10,150	$5,004	$172	$16,130
Provision for loan losses	(294)	-	1,997	(339)	493	1,857
Charge-offs and sales	-	-	(913)	(1,057)	-	(1,970)
Recoveries	-	-	(3,293)	-	-	(3,293)
Ending balance	$510	$-	$7,941	$3,608	$665	$12,724

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

(In Thousands)	September 30, 2018	December 31, 2017
Impaired loans
With an allowance	$7,449	$9,222
Without an allowance	30,266	12,659
Total recorded carrying value of impaired loans	$37,715	$21,881
Allowance for loan losses related to impaired loans	$(2,108)	$(2,346)
Unpaid principal balance of impaired loans	$43,703	$29,853
Impaired loans on non-accrual status	$37,715	$21,881

Average carrying value of impaired loans	$31,441	$28,693

	September 30, 2018	September 30, 2017
Interest income on impaired loans for the three months ended	$87	$1,508
Interest income on impaired loans for the nine months ended	$109	$2,703

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

The following table summarizes the recorded investment of TDRs on the unaudited interim consolidated balance sheet dates by loan type.

	September 30, 2018			December 31, 2017
(In Thousands)	SBC	SBA	Total	SBC	SBA	Total
Recorded carrying value modified loans classified as TDRs	$2,321	$13,238	$15,559	$3,727	$12,398	$16,125
Allowance for loan losses on loans classified as TDRs	$610	$475	$1,085	$883	$695	$1,578

Carrying value of modified loans classified as TDRs
Carrying value of modified loans classified as TDRs on accrual status	$2,060	$7,175	$9,235	$1,804	$4,791	$6,595
Carrying value of modified loans classified as TDRs on non-accrual status	261	6,063	6,324	1,923	7,607	9,530
Total carrying value of modified loans classified as TDRs	$2,321	$13,238	$15,559	$3,727	$12,398	$16,125

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(In Thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	-	7	7	-	9	9
Pre-modification recorded balance (a)	$-	$636	$636	$-	$766	$766
Post-modification recorded balance (a)	-	650	650	-	843	843

Number of loans that remain in default as of September 30, 2018 (b)	-	2	2	1	2	3
Balance of loans that remain in default as of September 30, 2018 (b)	$-	$65	$65	$410	$31	$441

Concession granted (a):
Term extension	$-	$595	$595	$-	$462	$462
Interest rate reduction	-	-	-	-	5	5
Principal reduction	-	8	8	-	-	-
Foreclosure	-	65	65	-	374	374
Total	$-	$668	$668	$-	$841	$841
(a) Represents carrying value.

(b) Represents the September 30, 2018 carrying values of the TDRs that occurred during the three months ended September 30, 2018 and 2017 that remained in default as of September 30, 2018. Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected.  For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

The following table summarizes the TDR activity that occurred during the three and nine months ended September 30, 2018 and 2017 and the financial effects of these modifications.

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(In Thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	-	28	28	11	34	45
Pre-modification recorded balance (a)	$-	$2,629	$2,629	$3,070	$3,650	$6,720
Post-modification recorded balance (a)	-	2,745	2,745	2,593	3,685	6,278

Number of loans that remain in default as of September 30, 2018 (b)	-	6	6	3	12	15
Balance of loans that remain in default as of September 30, 2018 (b)	$-	$106	$106	$470	$912	$1,382

Concession granted (a):
Term extension	$-	$2,366	$2,366	$17	$2,772	$2,789
Interest rate reduction	-	-	-	157	5	162
Principal reduction	-	8	8	775	167	942
Foreclosure	-	104	104	930	498	1,428
Total	$-	$2,478	$2,478	$1,879	$3,442	$5,321
(a) Represents carrying value.

(b) Represents the September 30, 2018 carrying values of the TDRs that occurred during the nine months ended September 30, 2018 and 2017 that remained in default as of September 30, 2018. Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected.  For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

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

Loans, held-for-investment are accounted for under ASC 310-10 or ASC 310-30 depending on whether there is evidence of credit deterioration at the time of acquisition. The outstanding carrying amount of our held-for-investment loan portfolio broken down by ASC 310-10 (non-PCI loans) and ASC 310-30 (PCI loans) is as follows:

	September 30, 2018		December 31, 2017
	Non-PCI	PCI	Non-PCI	PCI
(In Thousands)	Loans	Loans	Loans	Loans
Unpaid principal balance	$2,237,464	$102,978	$1,624,395	$130,015
Non-accretable discount	—	(6,418)	—	(8,336)
Accretable discount	(34,179)	(18,348)	(44,629)	(23,749)
Loans, held-for-investment	2,203,285	78,212	1,579,766	97,930
Allowance for loan losses	(3,928)	(4,959)	(4,442)	(7,304)
Loans, held-for-investment	$2,199,357	$73,253	$1,575,324	$90,626

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Beginning accretable discount- PCI loans	$19,485	$23,839	$23,749	$26,978
Purchases/Originations	—	—	514	—
Sales	(815)	(165)	(2,309)	(1,940)
Accretion	(965)	(1,164)	(3,940)	(3,592)
Other	161	194	505	993
Transfers	482	1,306	(171)	1,571
Ending accretable discount- PCI loans	$18,348	$24,010	$18,348	$24,010

In the three and nine months ended September 30, 2018, the Company acquired credit impaired loans with contractually required principal and interest payments receivable of $4.1 million; expected cash flows of $1.8 million; and a fair value (initial carrying amount) of $1.4 million. In the three and nine months ended September 30, 2017, the Company did not acquire any credit impaired loans.

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

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of September 30, 2018:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash held in money market funds	$585	$—	$—	$585
Loans, held for sale, at fair value	—	124,988	—	124,988
Loans, net, at fair value	—	—	22,680	22,680
Mortgage backed securities, at fair value	—	94,226	115	94,341
Derivative instruments, at fair value	—	4,426	1,420	5,846
Residential mortgage servicing rights, at fair value	—	—	91,708	91,708
Total assets	$585	$223,640	$115,923	$340,148

Liabilities:
Derivative instruments, at fair value	$—	$39	$—	$39
Contingent consideration	—	—	1,773	1,773
Total liabilities	$—	$39	$1,773	$1,812

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2017:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash held in money market funds	$632	$—	$—	$632
Short term investments	—	—	—	—
Loans, held for sale, at fair value	—	216,022	—	216,022
Loans, net, at fair value	—	—	188,150	188,150
Mortgage backed securities, at fair value	—	31,859	8,063	39,922
Derivative instruments, at fair value	—	2,898	1,827	4,725
Residential mortgage servicing rights, at fair value	—	—	72,295	72,295
Total assets	$632	$250,779	$270,335	$521,746

Liabilities:
Derivative instruments, at fair value	$—	$282	$—	$282
Contingent consideration	—	—	10,016	10,016
Total liabilities	$—	$282	$10,016	$10,298

The following table presents a summary of changes in the fair value of loans, net, held at fair value, classified as Level 3:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Beginning Balance	$34,354	$161,890	$188,150	$81,592
Realized gains (losses), net	101	(1)	46	(7)
Unrealized gains (losses), net	679	2,307	(735)	4,485
Originations	—	36,243	150	119,856
Sales	—	—	—	(3,352)
Principal payments	(12,454)	(1,141)	(19,157)	(3,276)
Transfer to loans, held for sale, at fair value	—	—	(145,774)	—
Transfer to loans, held-for-investment	—	(40,905)	—	(40,905)
Ending Balance	$22,680	$158,393	$22,680	$158,393

Unrealized gains (losses) on loans, held at fair value held on September 30, 2018 and December 31, 2017 and classified as Level 3 were $0.3 million and $6.0 million, respectively.

The following table presents a summary of changes in the fair value of loans, held for sale, at fair value classified as Level 3:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Beginning Balance	$—	$60,045	$—	$17,312
Realized gains, net	—	4,313	—	9,005
Unrealized gains, net	—	1,771	—	2,595
Originations	—	196,068	—	352,975
Sales	—	(165,334)	—	(284,707)
Principal payments	—	(9,743)	—	(10,430)
Transfer from loans, held-for-investment, net	—	5,567	—	5,937
Ending Balance	$—	$92,687	$—	$92,687

The following table presents a summary of changes in the fair value of MBS, at fair value classified as Level 3:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Beginning Balance	$126	$43,877	$8,063	$32,391
Accreted discount, net	—	96	84	204
Realized gains, net	—	395	271	433
Unrealized gains (losses), net	—	194	2,866	1,311
Purchases	—	—	—	14,448
Sales / Principal payments	(11)	(3,191)	(977)	(7,416)
Transfer to (from) Level 3	—	—	(10,192)	—
Ending Balance	$115	$41,371	$115	$41,371

There were no unrealized gains (losses) on MBS at fair value held on September 30, 2018 and classified as Level 3.

Refer to “Note 8 – Servicing rights” for activity relating to the changes in the fair value of the Company’s residential mortgage servicing rights. Unrealized losses on residential mortgage servicing rights, at fair value held on September 30, 2018 and December 31, 2017 and classified as Level 3 were $1.0 million and $8.5 million, respectively.

The following table presents a summary of changes in the fair value of derivatives instruments, at fair value classified as Level 3, or interest rate lock commitments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Beginning Balance	$2,832	$2,719	$1,827	$2,690
Unrealized gains (losses)	(1,412)	(150)	(407)	(121)
Ending Balance	$1,420	$2,569	$1,420	$2,569

Unrealized losses on derivatives held on September 30, 2018 and December 31, 2017 and classified as Level 3 were $1.4 million and $1.7 million, respectively.

The following table presents a summary of changes in the fair value of contingent consideration classified as Level 3:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Beginning Balance	$1,686	$8,939	$10,016	$14,487
Adjustment for legal settlement	—	—	634	(5,744)
Payments of contingent consideration	—	—	(8,967)	—
Amortization	87	98	90	294
Ending Balance	$1,773	$9,037	$1,773	$9,037

As of September 30, 2018 and December 31, 2017, there was no unrealized gain (loss) on contingent consideration.

The Company’s policy is to recognize transfers in and transfers out as of the end of the period of the event or the date of the change in circumstances that caused the transfer. Transfers between Level 2 and Level 3 generally relate to whether there were changes in the significant relevant observable and unobservable inputs that are available for the fair value measurements of such financial instruments. Transfers into or out of Level 3 of the fair value hierarchy are recorded at the end of the reporting period.

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

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level 3 of the fair value hierarchy as of September 30, 2018 using third party information without adjustment:

		Predominant			Weighted
		Valuation			Average Price
(In Thousands, except price)	Fair Value	Technique	Type	Price Range	(a)
Loans, held at fair value	$22,680	Single External Source	Third Party Mark	$99.18 – 106.60	$101.45
Mortgage backed securities, at fair value	115	Transaction Price	Transaction Price	99.00 – 99.00	99.00
Residential mortgage servicing rights, at fair value	91,708	Single external source	Discounted cash flow	N/A	N/A
Contingent consideration	1,773	Single external source	Discounted cash flow	N/A	N/A

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

Financial instruments not carried at fair value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the unaudited interim consolidated balance sheets and are classified as Level 3:

	September 30, 2018		December 31, 2017
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Loans, net	$2,272,610	$2,311,535	$1,665,950	$1,737,361
Servicing rights	26,513	28,743	21,743	23,432
Total assets	$2,299,123	$2,340,278	$1,687,693	$1,760,793
Liabilities:
Secured borrowings	$817,051	$817,051	$631,286	$631,286
Promissory note	5,363	5,363	6,107	6,107
Securitized debt obligations of consolidated VIEs, net	752,432	769,086	598,148	613,676
Senior secured note, net	178,757	182,948	138,078	144,376
Guaranteed loan financing	246,229	253,869	293,045	306,964
Convertible note, net	109,743	102,488	108,991	108,301
Total liabilities	$2,109,575	$2,130,805	$1,775,655	$1,810,710

Other assets totaling $16.9 million at September 30, 2018 and $16.5 million at December 31, 2017 are not carried at fair value and include due from servicers and accrued interest, which are reflected in Note 17. Receivable from third parties totaling $1.5 million at September 30, 2018 and $6.8 million at December 31, 2017 are not carried at fair value. For these instruments, carrying value approximates fair value and are classified as Level 3.

Accounts payable and other accrued liabilities totaling $11.9 million at September 30, 2018 and $12.4 million at December 31, 2017 are not carried at fair value and include Payable to related parties and Accrued interest payable which are included in Note 17. For these instruments, carrying value approximates fair value and are classified as Level 3.

Note 7 – Mortgage Backed Securities

The following table presents certain information about the Company’s MBS portfolio, which are classified as trading securities and carried at fair value, as of September 30, 2018 and December 31, 2017.

		Weighted
	Weighted	Average				Gross	Gross
	Average	Interest	Principal	Amortized		Unrealized	Unrealized
(In Thousands)	Maturity (a)	Rate (a)	Balance	Cost	Fair Value	Gains	Losses
September 30, 2018
Mortgage backed securities, at fair value
Freddie Mac Loans	01/2037	5.1%	$92,752	$67,414	$73,300	$5,894	$(8)
Commercial Loans	09/2048	5.5	25,396	17,418	20,926	3,532	(24)
Tax Liens	09/2026	6.0	116	116	115	—	(1)
Total Mortgage backed securities, at fair value	07/2039	5.2%	$118,264	$84,948	$94,341	$9,426	$(33)
December 31, 2017
Mortgage backed securities, at fair value
Freddie Mac Loans	12/2034	5.3%	$49,767	$37,287	$38,568	$2,529	$(1,248)
Commercial Loans	06/2043	5.5	4,513	1,054	1,228	174	—
Tax Liens	09/2026	6.0	127	127	126	—	(1)
Total Mortgage backed securities, at fair value	08/2035	5.3%	$54,407	$38,468	$39,922	$2,703	$(1,249)

(a)	Weighted based on current principal balance

The following table presents certain information about the maturity of the Company’s MBS portfolio as of September 30, 2018 and December 31, 2017.

	Weighted
	Average
	Interest	Principal	Amortized
(In Thousands)	Rate (a)	Balance	Cost	Fair Value
September 30, 2018
Mortgage backed securities, at fair value
After five years through ten years	10.8%	$5,114	$4,641	$5,284
After ten years	4.9	113,150	80,307	89,057
Total Mortgage backed securities, at fair value	5.2%	$118,264	$84,948	$94,341
December 31, 2017
Mortgage backed securities, at fair value
After five years through ten years	8.9%	$8,919	$8,205	$8,904
After ten years	4.6	45,488	30,263	31,018
Total	5.3%	$54,407	$38,468	$39,922

(a)	Weighted based on current principal balance

Note 8 - Servicing rights

The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The Company’s servicing fees are specified by pooling and servicing agreements.

The following table presents information about the Company’s portfolios of servicing rights:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
SBA servicing rights, at amortized cost
Beginning net carrying amount	$16,946	$17,631	$16,684	$20,275
Additions due to loans sold, servicing retained	697	710	2,502	—
Acquisitions	—	—	362	1,409
Amortization	(855)	(969)	(2,594)	(3,099)
Recovery (Impairment)	(100)	76	(266)	(1,137)
Ending net carrying value of SBA servicing rights	$16,688	$17,448	$16,688	$17,448
Freddie Mac servicing rights, at amortized cost
Beginning net carrying amount	$8,774	$2,323	$5,059	$2,203
Additions due to loans sold, servicing retained	1,521	869	5,911	1,922
Amortization	(470)	(159)	(1,145)	(386)
Recovery (Impairment)	—	76	—	(630)
Ending net carrying value of Freddie Mac servicing rights	$9,825	$3,109	$9,825	$3,109
Ending net carrying value of SBA and Freddie Mac servicing rights, at amortized cost	$26,513	$20,557	$26,513	$20,557
Residential mortgage servicing rights, at fair value
Beginning Balance	$85,554	$66,797	$72,295	$61,376
Additions due to loans sold, servicing retained	5,502	5,245	16,657	15,629
Loan pay-offs	(1,665)	(1,499)	(4,747)	(4,238)
Unrealized gains (losses)	2,317	(1,728)	7,503	(3,952)
Ending fair value of residential mortgage servicing rights	$91,708	$68,815	$91,708	$68,815
Total servicing rights	$118,221	$89,372	$118,221	$89,372

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

The following table presents additional information about the Company’s SBA and Freddie Mac servicing rights:

	As of September 30, 2018		As of December 31, 2017
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Carrying Value	Amount	Carrying Value
SBA	$483,796	$16,688	$427,623	$16,684
Freddie Mac	916,965	9,825	559,823	5,059
Total	$1,400,761	$26,513	$987,446	$21,743

The significant assumptions used in the September 30, 2018 and December 31, 2017 estimated valuation of the Company’s SBA and Freddie Mac commercial servicing rights carried at amortized cost include:

	September 30, 2018				December 31, 2017
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA servicing rights (at amortized cost)
• Forward prepayment rate	3.0	-	20.5%	9.4%	2.4	-	20.5%	11.5%
• Forward default rate	0.0	-	9.3%	4.3%	0.0	-	9.5%	2.7%
• Discount rate	12.0	-	12.0%	12.0%	12.0	-	12.0%	12.0%
• Servicing expense	0.4	-	0.4%	0.4%	0.4	-	0.4%	0.4%

Freddie Mac commercial servicing rights (at amortized cost)
• Forward prepayment rate	0.0	-	13.0%	4.5%	0.0	-	13.0%	4.2%
• Forward default rate	0.0	-	2.0%	2.0%	0.0	-	2.0%	2.0%
• Discount rate	12.0	-	12.0%	12.0%	12.0	-	12.0%	12.0%
• Servicing expense	0.2	-	0.2%	0.2%	0.2	-	0.2%	0.2%

These assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the carrying amount of the Company’s SBA and Freddie Mac servicing rights.

(In Thousands)	September 30, 2018	December 31, 2017
SBA servicing rights (at amortized cost)
• Forward prepayment rate
10% adverse change	$(469)	$(514)
20% adverse change	(914)	(998)

• Default rate
10% adverse change	$(44)	$(24)
20% adverse change	(89)	(48)

• Discount rate
10% adverse change	$(581)	$(520)
20% adverse change	(1,122)	(1,008)

Freddie Mac commercial servicing rights (at amortized cost)
• Forward prepayment rate
10% adverse change	$(85)	$(43)
20% adverse change	(167)	(84)

• Default rate
10% adverse change	$(12)	$(6)
20% adverse change	(24)	(12)

• Discount rate
10% adverse change	$(480)	$(270)
20% adverse change	(923)	(518)

The estimated future amortization expense for the servicing rights is expected to be as follows:

(In Thousands)	September 30, 2018
2018	$1,308
2019	4,757
2020	4,060
2021	3,461
2022	2,939
Thereafter	9,988
Total	$26,513

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

The following table presents additional information about the Company’s residential mortgage servicing rights carried at fair value:

	As of September 30, 2018		As of December 31, 2017
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Fair Value	Amount	Fair Value
Fannie Mae	$2,776,042	$33,723	$2,524,897	$26,929
Ginnie Mae	2,297,059	29,636	2,134,772	24,135
Freddie Mac	2,205,129	28,349	1,898,786	21,231
Total	$7,278,230	$91,708	$6,558,455	$72,295

The significant assumptions used in the September 30, 2018 and December 31, 2017 valuation of the Company’s residential mortgage servicing rights carried at fair value include:

	September 30, 2018				December 31, 2017
	Range of input values			Weighted Average	Range of input values			Weighted Average
Residential mortgage servicing rights (at fair value)
• Forward prepayment rate	6.0	-	14.1%	8.0%	7.0	-	29.2%	8.8%
• Discount rate	10.5	-	12.5%	10.9%	10.5	-	13.0%	10.9%
• Servicing expense	0.7	-	0.9%	0.8%	0.7	-	0.8%	0.7%

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the fair value of the Company’s residential mortgage servicing rights.

(In Thousands)	September 30, 2018	December 31, 2017
Prepayment rate
10% adverse change	$(2,829)	$(2,721)
20% adverse change	(5,606)	(4,928)
Discount rate
10% adverse change	$(4,035)	$(3,029)
20% adverse change	(7,743)	(5,823)
Cost of servicing
10% adverse change	$(1,582)	$(1,230)
20% adverse change	(3,163)	(2,460)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Realized and unrealized gains and losses of residential mortgage loans held for sale, at fair value	$10,515	$16,388	$28,590	$49,806
Creation of new mortgage servicing rights, net of payoffs	3,837	3,746	11,910	11,392
Loan origination fee income on residential mortgage loans	2,474	2,079	7,312	6,221
Correspondent fees and other direct loan expenses, including provision for loan indemnification	(8,337)	(11,276)	(18,120)	(33,147)
Unrealized gains (loss) on IRLCs and other derivatives	185	(202)	478	(2,043)
Total gains on residential mortgage banking activities, net of variable loan expenses	$8,674	$10,735	$30,170	$32,229

Note 10 – Secured Borrowings and Promissory Note

The following tables present certain characteristics of our secured borrowings and promissory note:

				Pledged Assets Carrying Value at		Carrying Value of Borrowing at
(In Thousands)	Maturity	Pricing	Facility Size	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Borrowings under credit facilities
JPMorgan - Commercial (1)	May 2019	1M L + 2.50%	$225,000	$110,463	$107,697	$87,030	$60,459
Keybank - Commercial (2)	February 2019	1M L + 1.75%	125,000	17,792	67,589	17,586	66,642
East West - Commercial (3)	July 2020	Prime - 0.821 to + 0.029%	30,000	26,275	—	19,592	—
Comerica - Residential (4)	March 2019	1M L + 1.625 to 2.125%	125,000	51,368	71,035	48,662	67,336
Associated Bank - Residential (4)	August 2019	1M L + 1.75%	40,000	11,500	29,242	10,915	27,699
Origin Bank - Residential (4)	July 2019	1M L + 2.00%	40,000	18,998	27,891	18,015	26,538
East West - Residential (4)	September 2023	1M L + 2.50%	50,000	62,072	—	5,000	—
Total borrowings under credit facilities (9)			$635,000	$298,468	$303,454	$206,800	$248,674
Borrowings under repurchase agreements
Deutsche Bank- Commercial (5)	February 2020	3M L + 2.30 to 2.80%	$300,000	$181,385	252,499	110,308	173,811
JPMorgan - Commercial (6)	December 2020	1M L + 2.25 to 4.00%	200,000	58,585	$90,829	$36,899	$55,355
Citibank - Commercial (7)	June 2019	1M L + 2.125 to 2.50%	500,000	438,403	150,707	381,213	88,095
JPMorgan - MBS (8)	January 2019	3.55 to 4.90%	22,635	37,118	80,690	22,635	53,325
Citibank - MBS (8)	-	-	—	—	11,496	—	5,957
RBC - MBS (8)	February 2019	3.79 to 3.99%	59,195	81,557	8,778	59,196	6,069
Total borrowings under repurchase agreements (10)			$1,081,830	$797,048	$594,999	$610,251	$382,612
Total secured borrowings			$1,716,830	$1,095,516	$898,453	$817,051	$631,286

Promissory note payable
FCB - Commercial	June 2021	2.75%	$6,554	$6,848	$7,752	$5,363	$6,107
Total promissory note payable			$6,554	$6,848	$7,752	$5,363	$6,107

(1)	Borrowings are used to finance SBC and SBA loan acquisitions, and SBA loan originations.
(2)	Borrowings are used to finance Freddie Mac SBC loan originations.
(3)	Borrowings are used to finance SBA loan acquisitions and loan originations.
(4)	Borrowings are used to finance Residential Agency loan originations.
(5)	Borrowings are used to finance SBC loan originations, Transitional loan originations, and SBC loan acquisitions.
(6)	Borrowings are used to finance SBC loan originations and Transitional loan originations.
(7)	Borrowings are used to finance SBC loan originations and SBC loan acquisitions.
(8)	Borrowings are used to finance Mortgage backed securities and Retained interests in consolidated VIE's.
(9)	The weighted average interest rate of borrowings under credit facilities was 4.0% and 3.9% as of September 30, 2018 and December 31, 2017, respectively.
(10)	The weighted average interest rate of borrowings under repurchase agreements was 4.1% and 3.1% as of September 30, 2018 and December 31, 2017, respectively.

The following table presents the carrying value of the Company’s collateral pledged with respect to secured borrowings and promissory note payable outstanding with our lenders:

	Pledged Assets Carrying Value at
(In Thousands)	September 30, 2018	December 31, 2017
Collateral pledged - borrowings under credit facilities
Loans, net	$236,396	$303,133
Mortgage servicing rights	62,072	—
Real estate acquired in settlement of loans	—	321
Total collateral pledged on borrowings under credit facilities	$298,468	$303,454
Collateral pledged - borrowings under repurchase agreements
Loans, net	$678,373	$494,035
Mortgage backed securities	81,557	37,397
Retained interest in assets of consolidated VIEs	37,118	63,567
Total collateral pledged on borrowings under repurchase agreements	$797,048	$594,999
Total collateral pledged on secured borrowings	$1,095,516	$898,453
Collateral pledged - promissory note payable
Loans, net	$6,848	$7,752
Total collateral pledged on promissory note payable	$6,848	$7,752

The agreements governing the Company’s secured borrowings and promissory note require the Company to maintain certain financial and debt covenants. The Company was in compliance with all debt and financial covenants as of September 30, 2018 and December 31, 2017.

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

As of September 30, 2018, we were in compliance with all covenants with respect to the Senior Secured Notes.

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

At issuance, we allocated $112.7 million and $2.3 million of the carrying value of the Convertible Notes to its debt and equity components, respectively, before the allocation of deferred financing costs. As of September 30, 2018, we were in compliance with all covenants with respect to the Convertible Notes.

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

As of September 30, 2018, we were in compliance with all covenants with respect to the corporate debt.

The following table presents the components of the Senior Secured Notes, Convertible Notes, and Corporate debt, including the carrying value for the aggregate contractual maturities, on the unaudited interim consolidated balance sheet:

(in thousands, except rates)	Coupon Rate	Maturity Date	September 30, 2018
Senior secured notes principal amount(1)	7.50%	2/15/2022	$180,000
Unamortized premium - Senior secured notes			2,561
Unamortized deferred financing costs - Senior secured notes			(3,804)
Total Senior secured notes, net			$178,757
Convertible notes - principal amount (2)	7.00%	8/15/2023	115,000
Unamortized discount - Convertible notes (3)			(1,890)
Unamortized deferred financing costs - Convertible notes			(3,367)
Total Convertible notes, net			$109,743
Corporate debt principal amount(4)	6.50%	4/30/2021	$50,000
Unamortized deferred financing costs - Corporate debt			(1,699)
Total Corporate debt, net			$48,301
Total carrying amount of debt components			$336,801
Total carrying amount of conversion option of equity components recorded in equity			$1,890

(1)	Interest on the Senior Secured Notes is payable semiannually on each February 15 and August 15, beginning on August 15, 2017.
(2)	Interest on the Convertible Notes is payable quarterly on February 15, May 15, August 15, and November 15 of each year, beginning on November 15, 2017.
(3)	Represents the discount created by separating the conversion option from the debt host instrument.
(4)	Interest on the Corporate debt is payable January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018.

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

The following table presents guaranteed loan financing and the related interest rates and maturity dates:

	Weighted	Range of
	Average	Interest	Range of
(In Thousands)	Interest Rate	Rates	Maturities (Years)	Ending Balance
September 30, 2018	4.23%	1.70 – 7.75%	2018 - 2038	$246,229
December 31, 2017	3.51%	1.62 – 7.00%	2018 - 2038	$293,045

The following table summarizes contractual maturities of total guaranteed loan financing outstanding:

(In Thousands)	September 30, 2018
2018	$168
2019	1,213
2020	1,907
2021	3,137
2022	3,796
Thereafter	236,008
Total	$246,229

Our guaranteed loan financings are secured by loans, net of $249.2 million and $296.9 million as of September 30, 2018 and December 31, 2017, respectively.

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

The consolidation of the securitization transactions includes the senior securities issued to third parties which are shown as securitized debt obligations of consolidated VIEs on the consolidated balance sheets. The following table presents additional information on the Company’s securitized debt obligations:

	September 30, 2018			December 31, 2017
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(In Thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
Waterfall Victoria Mortgage Trust 2011-SBC2	$12,520	$12,520	5.4%	$16,010	$16,010	5.3%
Sutherland Commercial Mortgage Loans 2015-SBC4	—	—	4.0	10,049	9,687	4.0
Sutherland Commercial Mortgage Trust 2017-SBC6	80,376	79,012	3.3	119,784	117,868	3.3
ReadyCap Commercial Mortgage Trust 2014-1	40,140	40,164	3.9	33,953	33,951	3.6
ReadyCap Commercial Mortgage Trust 2015-2	119,239	115,227	4.1	151,993	147,271	4.1
ReadyCap Commercial Mortgage Trust 2016-3	70,555	68,462	3.7	98,733	95,907	3.5
ReadyCap Commercial Mortgage Trust 2018-4	147,850	143,174	4.5	—	—	—
Ready Capital Mortgage Financing 2017-FL1	76,142	73,999	3.7	158,978	154,721	2.8
Ready Capital Mortgage Financing 2018-FL2	217,059	213,228	3.3	—	—	—
ReadyCap Lending Small Business Trust 2015-1	9,276	6,646	3.3	25,057	22,733	2.5
Total	$773,157	$752,432	3.8%	$614,557	$598,148	3.4%

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

Assets and Liabilities of Consolidated VIEs

The following table reflects the securitized assets and liabilities for VIEs that we consolidate on our consolidated balance sheets:

(In Thousands)	September 30, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$49	$25
Restricted cash	7,994	15,838
Loans, net	1,039,113	836,180
Real estate acquired in settlement of loans	99	3,443
Accrued interest	5,656	4,261
Due from servicers	363	1,915
Total assets	1,053,274	861,662
Liabilities:
Securitized debt obligations of consolidated VIEs, net	752,432	598,148
Total liabilities	752,432	598,148

Assets of Unconsolidated VIEs

The following table reflects our variable interests in identified VIEs, of which we are not the primary beneficiary, as of September 30, 2018 and December 31, 2017:

	Carrying Amount		Maximum Exposure to Loss (1)
(In Thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Assets:
Mortgage backed securities, at fair value(2)	$73,300	$38,568	$73,300	$38,568
Investment in unconsolidated joint venture	40,914	55,369	40,914	55,369
Total assets in unconsolidated VIEs	$114,214	$93,937	$114,214	$93,937
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

The following table presents the components of interest income and expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Interest income
Loans
Acquired SBA 7(a) loans	$8,692	$8,807	$24,532	$28,349
Acquired loans	11,799	7,335	33,966	26,065
Originated Transitional loans	13,306	8,711	32,627	17,248
Originated SBC loans, at fair value	767	1,531	3,292	5,361
Originated SBC loans	6,374	5,703	18,946	16,924
Originated SBA 7(a) loans	1,006	232	2,879	585
Originated Residential Agency loans	15	11	39	236
Total loans (1)	$41,959	$32,330	$116,281	$94,768
Held for sale, at fair value, loans
Originated Residential Agency loans	$956	$930	$2,820	$2,784
Originated Freddie loans	303	713	1,246	1,137
Originated SBA 7(a) loans	—	171	—	965
Acquired loans	28	—	118	—
Total loans, held for sale, at fair value	$1,287	$1,814	$4,184	$4,886
Mortgage backed securities, at fair value	1,041	894	2,830	2,515
Total interest income	$44,287	$35,038	$123,295	$102,169
Interest expense
Secured borrowings	$(9,233)	$(6,365)	$(25,123)	$(20,669)
Securitized debt obligations of consolidated VIEs	(9,988)	(6,292)	(25,478)	(16,174)
Guaranteed loan financing	(3,011)	(3,189)	(8,781)	(9,973)
Senior secured note	(3,489)	(2,744)	(10,215)	(5,311)
Convertible note	(2,187)	(1,260)	(6,560)	(1,260)
Corporate debt	(981)	—	(1,723)	—
Promissory note	(36)	(58)	(116)	(192)
Total interest expense	$(28,925)	$(19,908)	$(77,996)	$(53,579)
Net interest income before provision for loan losses	$15,362	$15,130	$45,299	$48,590
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

As of September 30, 2018 the Company had one open credit default swap contract and 64 open interest rate swap contracts with counterparties. As of December 31, 2017 the Company had one open credit default swap contract and 52 open interest rate swap contracts with counterparties.

The following table summarizes the Company’s derivatives as of the unaudited interim consolidated balance sheet dates:

		As of September 30, 2018			As of December 31, 2017
			Asset	Liability		Asset	Liability
		Notional	Derivatives	Derivatives	Notional	Derivatives	Derivatives
(In Thousands)	Primary Underlying Risk	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Credit Default Swaps	Credit Risk	$15,000	$19	$—	$15,000	$—	$(66)
Interest Rate Swaps	Interest rate risk	374,961	4,407	(39)	391,381	2,898	(216)
Interest rate lock commitments	Interest rate risk	183,790	1,420	—	167,533	1,827	—
Total		$573,751	$5,846	$(39)	$573,914	$4,725	$(282)

The following tables summarize the gains and losses on the Company’s derivatives:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
		Net Change in		Net Change in
	Net Realized	Unrealized	Net Realized	Unrealized
(In Thousands)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Credit default swaps (1)	$—	$(121)	$(703)	$788
Interest rate swaps (1)	(212)	1,919	4,094	801
Residential mortgage banking activities interest rate swaps (2)	—	1,597	—	885
Interest rate lock commitments (2)	—	(1,412)	—	(407)
Total	$(212)	$1,983	$3,391	$2,067

(1) Gains/ (losses) are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of income.
(2) Gains/ (losses) are recorded in gains on residential mortgage banking activities, net of variable loan expenses, in the consolidated statements of income.

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
		Net Change in		Net Change in
	Net Realized	Unrealized	Net Realized	Unrealized
(In Thousands)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Credit default swaps (1)	$—	$(150)	$(230)	$(227)
Interest rate swaps (1)	(742)	870	(855)	901
Residential mortgage banking activities interest rate swaps (2)	—	(53)	—	(1,922)
Interest rate lock commitments (2)	—	(149)	—	(121)
Total	$(742)	$518	$(1,085)	$(1,369)

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

The following table presents certain information on the management fee payable to our Manager:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Management fee - total	$2.1 million	$2.0 million	$6.1 million	$6.0 million
Management fee - amount unpaid	$2.1 million	$2.0 million	$2.1 million	$2.0 million

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

The following table presents certain information on the incentive fee payable to our Manager:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Incentive fee distribution - total	$—	$—	$0.7 million	$—
Incentive fee distribution - amount unpaid	$—	$—	$—	$—

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

The following table presents certain information on [reimbursable expenses] payable to our Manager:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Reimbursable expenses payable to our Manager - total	$0.8 million	$0.7 million	$2.5 million	$2.4 million
Reimbursable expenses payable to our Manager - amount unpaid	$1.7 million	$1.3 million	$1.7 million	$1.3 million

Other

In March of 2018, the Company acquired 75 loans, net, from Waterfall Olympic Master Fund Grantor Trust, Series I, II, and III, which are also managed by our Manager for $51.6 million, including interest. The total unpaid principal balance of the loans was $51.8 million.

Note 17 – Other Assets and Other Liabilities

The following table details the Company’s other assets and other liabilities as of the unaudited interim consolidated balance sheet dates.

(In Thousands)	September 30, 2018	December 31, 2017
Other assets:
Due from servicers	$8,758	$9,964
Accrued interest	8,153	6,494
Intangible assets	3,002	3,264
Real estate acquired in settlement of loans	4,045	1,644
Deferred financing costs	1,954	446
Deferred tax asset	17,155	17,155
Prepaid taxes	2,150	6,014
Other	13,943	11,859
Total other assets	$59,160	$56,840
Accounts payable and other accrued liabilities:
Accrued salaries, wages and commissions	$15,138	$16,508
Servicing principal and interest payable	8,841	5,659
Repair and denial reserve	5,526	5,687
Liability under subservicing agreements	1,432	1,496
Unapplied cash	2,129	2,445
Accrued interest payable	9,827	10,317
Payable to related parties	2,070	2,042
Deferred tax liability	18,506	18,506
Other accounts payable and accrued liabilities	15,620	11,976
Total accounts payable and other accrued liabilities	$79,089	$74,636

Real Estate Acquired in Settlement of Loans

The Company acquires real estate through the foreclosure of its loans and the occasional purchase of real estate. The Company’s real estate properties are held in the Company’s consolidated TRSs. The following tables summarize the carrying amount of the Company’s real estate holdings as of the unaudited interim consolidated balance sheet dates:

(In Thousands)	September 30, 2018	December 31, 2017
Missouri	$2,526	$—
Virginia	755	—
Florida	279	303
Illinois	—	863
Other	485	478
Total	$4,045	$1,644

Loan indemnification reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other accrued liabilities in the Company's unaudited interim consolidated balance sheets and the provision for loan indemnification losses is included in gains on residential mortgage banking activities, net of variable loan expenses, in the Company's unaudited interim consolidated statements of income. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demand, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability. At September 30, 2018 and December 31, 2017, the loan indemnification reserve was $2.1 million and $3.0 million, respectively.

Because of the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. At September 30, 2018 and December 31, 2017, the reasonably possible loss above the recorded loan indemnification reserve was not considered material.

Note 18 – Other Income and Other Operating Expenses

The following table details the Company’s other income and operating expenses for the unaudited interim consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Other income
Origination income	$858	1,163	$3,459	3,184
Release of repair and denial reserve	167	277	161	289
Other	179	413	744	808
Total other income	$1,204	$1,853	$4,364	$4,281
Other operating expenses
Origination costs	1,714	2,167	6,142	4,636
Technology expense	908	964	2,473	2,736
Charge off of real estate acquired in settlement of loans	236	644	1,236	746
Rent expense	720	554	1,804	1,676
Recruiting, training and travel expenses	419	539	1,698	1,718
Loan acquisition costs	196	282	1,377	600
Other	2,355	2,297	8,745	7,071
Total other operating expenses	$6,548	$7,447	$23,475	$19,183

Note 19 – Stockholders’ Equity

Common stock dividends

The following table presents cash dividends declared by our board of directors on our common stock from June 14, 2017 through September 30, 2018:

			Dividend per
Declaration Date	Record Date	Payment Date	Share
June 15, 2017	June 30, 2017	July 31, 2017	$0.37
September 12, 2017	September 29, 2017	October 20, 2017	$0.37
December 13, 2017	December 29, 2017	January 31, 2018	$0.37
March 14, 2018	March 30, 2018	April 30, 2018	$0.37
June 12, 2018	June 29, 2018	July 31, 2018	$0.40
September 11, 2018	September 28, 2018	October 31, 2018	$0.40

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

The following table summarizes the Company’s RSU and RSA activity for the three and nine months ended September 30, 2018:

	Independent Director RSUs			Employee RSAs
(In Thousands, except share data)	Number of Shares	Grant date fair value	Weighted-average grant date fair value (per share)	Number of Shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, January 1	—	$—	$—	25,851	$380	$14.70
Granted	23,104	320	13.85	101,670	1,408	13.85
Vested	(5,776)	(80)	13.85	—	—	—
Forfeited	—	—	—	—	—	—
Canceled	—	—	—	—	—	—
Outstanding, March 31, 2018	17,328	$240	$13.85	127,521	$1,788	$14.02
Granted	—	—	$—	—	—	—
Vested	(5,776)	(80)	13.85	(8,617)	(127)	14.70
Forfeited	—	—	—	—	—	—
Canceled	—	—	—	—	—	—
Outstanding, June 30, 2018	11,552	$160	$13.85	118,904	$1,661	$13.97
Granted	—	—	$—	—	—	—
Vested	(5,776)	(80)	13.85	—	—	—
Forfeited	—	—	—	—	—	—
Canceled	—	—	—	—	—	—
Outstanding, September 30, 2018	5,776	$80	$13.85	118,904	$1,661	$13.97

During the three and nine months ended September 30, 2018, the Company recognized $0.2 million and $0.5 million of noncash compensation expense, respectively, related to its stock-based incentive plan in its unaudited interim consolidated statements of income. During the three and nine months ended September 30, 2017, the Company recognized $0.1 million and $0.5 million of noncash compensation, respectively.

At September 30, 2018 and 2017, approximately $1.4 million and $0.5 million of noncash compensation expense related to unvested awards had not yet been charged to net income, respectively. These costs are expected to be amortized into compensation expense ratably over the course of the remainder of the respective vesting periods.

Note 20 – Earnings per Share of Common Stock

The following table provides information on the basic and diluted earnings per share computations, including the number of shares of common stock used for purposes of these computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except for share and per share amounts)	2018	2017	2018	2017
Basic Earnings
Net income	$17,569	$12,374	$51,971	$33,084
Less: Income attributable to non-controlling interest	638	533	1,890	1,891
Less: Income attributable to participating shares	50	15	162	37
Basic earnings	$16,881	$11,826	$49,919	$31,156

Diluted Earnings
Net income	$17,569	$12,374	$51,971	$33,084
Less: Income attributable to non-controlling interest	638	533	1,890	1,891
Less: Income attributable to participating shares	50	15	162	37
Diluted earnings	$16,881	$11,826	$49,919	$31,156

Number of Shares
Basic — Average shares outstanding	32,109,642	32,026,494	32,073,665	31,120,476
Effect of dilutive securities — Unvested participating shares	20,620	2,486	16,461	973
Diluted — Average shares outstanding	32,130,262	32,028,980	32,090,126	31,121,449

Earnings Per Share Attributable to RC Common Stockholders:
Basic	$0.53	$0.37	$1.57	$1.00
Diluted	$0.53	$0.37	1.57	1.00

Participating unvested RSUs were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Additionally, as of September 30, 2018, there are potential shares of common stock contingently issuable upon the conversion of the Convertible Notes in the future. The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash. Based on this assessment, the Company determined that it would be appropriate to apply a method similar to the treasury stock method, such that contingently issuable common stock is assessed quarterly along with our other potentially dilutive instruments. In order to compute the dilutive effect, the number of shares included in the denominator of diluted EPS is determined by dividing the “conversion spread value” of the share-settled portion (value above accreted value of face value and interest component) of the instrument by the share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the bond upon an assumed conversion. As of September 30, 2018, the conversion spread value is currently zero, since the closing price of our common stock does not exceed the conversion rate (strike price) and is “out-of-the-money”, resulting in no impact on diluted EPS.

Certain investors own OP units in our operating partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the operating partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company's equity is increased. At September 30, 2018 and December 31, 2017, the non-controlling interest OP unit holders owned 1,117,169 and 1,150,827 OP units, respectively.

Note 21 – Offsetting Assets and Liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity decline by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of September 30, 2018 and December 31, 2017 and for the periods then ended, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

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

In accordance with ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, the Company is required to disclose the impact of offsetting of assets and liabilities represented in the unaudited interim consolidated balance sheets to enable users of the unaudited interim consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities.  These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to set off, and (d) the Company’s right of setoff is enforceable by law.  As of September 30, 2018 and December 31, 2017, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the unaudited interim consolidated balances sheets.

The following table provides disclosure regarding the effect of offsetting the Company’s recognized assets and liabilities presented in the unaudited interim consolidated balance sheet as of September 30, 2018:

		Gross	Assets
		Amounts	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Offset in the	the	Balance Sheets (1)
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
(In Thousands)	Assets	Sheets	Sheets	Instruments	Received	Net Amount
Credit default swaps	$19	$—	$19	$—	$19	$—
Interest rate swaps	$3,699	$—	$3,699	$—	$3,699	$—
Total	$3,718	$—	$3,718	$—	$3,718	$—

		Gross	Liabilities
		Amounts	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Offset in the	the	Balance Sheets (1)
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
(In Thousands)	Liabilities	Sheets	Sheets	Instruments	Paid	Net Amount
Interest rate swaps	$39	$—	$39	$—	$39	$—
Secured borrowings	817,051	—	817,051	817,051	—	—
Promissory note	5,363	—	5,363	5,363	—	—
Total	$822,453	$—	$822,453	$822,414	$39	$—

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

Unfunded Loan Commitments

As of September 30, 2018, the Company had $14.2 million of unfunded loan commitments related to loans, held for sale, at fair value.  As of December 31, 2017, the Company had $9.6 million of unfunded loan commitments related to loans, held at fair value. As of September 30, 2018 and December 31, 2017, the Company had $163.5 million and $84.7 million of unfunded loan commitments related to loans, net, respectively.

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

Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. As of September 30, 2018 and December 31, 2017, total commitments to originate loans were $156.9 million and $147.6 million, respectively.

Note 24 – Income Taxes

The Company is a REIT pursuant to IRC Section 856. Our qualification as a REIT depends on our ability to meet various requirements imposed by the Internal Revenue Code, which relate to our organizational structure, diversity of stock ownership and certain requirements with regard to the nature of our assets and the sources of our income. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four taxable years. As of September 30, 2018 and December 31, 2017, we are in compliance with all REIT requirements.

Certain of our subsidiaries have elected to be treated as taxable REIT subsidiaries (“TRSs”). TRSs permit us to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Internal Revenue Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code. To the extent these criteria are met, we will continue to maintain our qualification as a REIT. The accompanying unaudited interim consolidated financial statements include an interim tax provision for our TRS’ for the three and nine months ended September 30, 2018 and 2017, respectively.

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

During the three months ended September 30, 2018 and 2017, we recorded an income tax expense of $0.9 million and an income tax benefit of $0.3 million, respectively. During the nine months ended September 30, 2018 and 2017, we recorded an income tax expense of $4.1 million and $1.8 million, respectively. The income tax expense for the above periods primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. There were no material changes to uncertain tax positions or valuation allowance assessments during the quarter.

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

Results of Business Segments and All Other

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the three months ended September 30, 2018 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$11,946	$21,671	$9,699	$971	$—	$44,287
Interest expense	(7,755)	(16,045)	(4,301)	(824)	—	(28,925)
Net interest income before provision for loan losses	$4,191	$5,626	$5,398	$147	$—	$15,362
Provision for loan losses	(796)	(101)	97	—		(800)
Net interest income after provision for loan losses	$3,395	$5,525	$5,495	$147	$—	$14,562
Non-interest income (expense)
Gains on residential mortgage banking activities, net of variable loan expenses	$—	$—	$—	$8,674	$—	$8,674
Other income (loss)	75	794	279	56	—	1,204
Income from unconsolidated joint venture	2,178	—	—	—	—	2,178
Servicing income	5	389	1,352	5,176	—	6,922
Total non-interest income	$2,258	$1,183	$1,631	$13,906	$—	$18,978
Employee compensation and benefits	(98)	(2,417)	(3,116)	(8,375)	(157)	(14,163)
Allocated employee compensation and benefits from related party	(120)	—	—	—	(1,080)	(1,200)
Professional fees	(467)	(291)	(412)	(123)	(1,001)	(2,294)
Management fees – related party	—	—	—	—	(2,070)	(2,070)
Incentive fees – related party	—	—	—	—	—	—
Loan servicing expense	(1,183)	(1,294)	(198)	(1,572)	—	(4,247)
Other operating expenses	(450)	(2,545)	(929)	(2,080)	(544)	(6,548)
Total non-interest income (expense)	$(2,318)	$(6,547)	$(4,655)	$(12,150)	$(4,852)	$(30,522)
Net realized (loss) gain on financial instruments	774	3,253	2,919	—	—	6,946
Net unrealized gain (loss) on financial instruments	2,893	2,679	611	2,317	—	8,500
Net income (loss) before provision for income taxes	$7,002	$6,093	$6,001	$4,220	$(4,852)	$18,464
Total assets	$672,569	$1,442,601	$484,387	$276,284	$24,918	$2,900,759

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the nine months ended September 30, 2018 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$34,602	$58,423	$27,411	$2,859	$—	$123,295
Interest expense	(19,853)	(43,838)	(11,892)	(2,413)	—	(77,996)
Net interest income before provision for loan losses	$14,749	$14,585	$15,519	$446	$—	$45,299
Provision for loan losses	(989)	8	410	—	—	(571)
Net interest income after provision for loan losses	$13,760	$14,593	$15,929	$446	$—	$44,728
Non-interest income
Gains on residential mortgage banking activities, net of variable loan expenses	$—	$—	$—	$30,170	$—	$30,170
Other income	342	3,409	447	166	—	4,364
Income from unconsolidated joint venture	9,420	—	—	—	—	9,420
Servicing income	15	972	4,067	14,905	—	19,959
Total non-interest income	$9,777	$4,381	$4,514	$45,241	$—	$63,913
Non-interest expense
Employee compensation and benefits	(410)	(7,339)	(9,510)	(26,025)	(471)	(43,755)
Allocated employee compensation and benefits from related party	(360)	—	—	—	(3,240)	(3,600)
Professional fees	(928)	(1,012)	(1,414)	(347)	(3,642)	(7,343)
Management fees – related party	—	—	—	—	(6,118)	(6,118)
Incentive fees – related party	—	—	—	—	(676)	(676)
Loan servicing expense	(2,748)	(2,819)	89	(5,862)	—	(11,340)
Other operating expenses	(3,267)	(8,512)	(3,009)	(6,760)	(1,927)	(23,475)
Total non-interest expense	$(7,713)	$(19,682)	$(13,844)	$(38,994)	$(16,074)	$(96,307)
Net realized gain on financial instruments	867	15,484	11,445	—	—	27,796
Net unrealized gain (loss) on financial instruments	3,695	4,441	325	7,503	—	15,964
Net income (loss) before provision for income taxes	$20,386	$19,217	$18,369	$14,196	$(16,074)	$56,094
Total assets	$672,569	$1,442,601	$484,387	$276,284	$24,918	$2,900,759

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the three months ended September 30, 2017 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$7,800	$17,258	$9,039	$941	$—	$35,038
Interest expense	(3,937)	(10,252)	(3,795)	(797)	(1,127)	(19,908)
Net interest income before provision for loan losses	$3,863	$7,006	$5,244	$144	$(1,127)	$15,130
Provision for loan losses	(1,063)	168	429	—	—	(466)
Net interest income after provision for loan losses	$2,800	$7,174	$5,673	$144	$(1,127)	$14,664
Non-interest income
Gains on residential mortgage banking activities, net of variable loan expenses	$—	$—	$—	$10,735	$—	$10,735
Other income	402	961	444	46	—	1,853
Servicing income	4	166	1,556	4,408	—	6,134
Total non-interest income	$406	$1,127	$2,000	$15,189	$—	$18,722
Non-interest expense
Employee compensation and benefits	(106)	(1,879)	(2,862)	(8,735)	(133)	(13,715)
Allocated employee compensation and benefits from related party	(99)	—	—	—	(891)	(990)
Professional fees	(343)	(446)	(534)	(264)	(564)	(2,151)
Management fees – related party	—	—	—	—	(2,034)	(2,034)
Incentive fees – related party	—	—	—	—	—	—
Loan servicing (expense) income	(787)	(661)	(228)	(1,712)	—	(3,388)
Other operating expenses	(1,467)	(2,750)	(993)	(1,677)	(560)	(7,447)
Total non-interest expense	$(2,802)	$(5,736)	$(4,617)	$(12,388)	$(4,182)	$(29,725)
Net realized gain on financial instruments	(377)	2,768	3,304	—	—	5,695
Net unrealized gain on financial instruments	173	3,807	414	(1,728)	12	2,678
Net income (loss) before provision for income taxes	$200	$9,140	$6,774	$1,217	$(5,297)	$12,034
Total assets	$426,699	$1,152,153	$525,862	$298,435	$99,994	$2,503,143

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the nine months ended September 30, 2017 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$28,242	$41,972	$28,935	$3,020	$—	$102,169
Interest expense	(12,472)	(23,798)	(12,120)	(2,310)	(2,879)	(53,579)
Net interest income before provision for loan losses	$15,770	$18,174	$16,815	$710	$(2,879)	$48,590
Provision for loan losses	(1,787)	84	(154)	—	—	(1,857)
Net interest income after provision for loan losses	$13,983	$18,258	$16,661	$710	$(2,879)	$46,733
Non-interest income
Gains on residential mortgage banking activities, net of variable loan expenses	$—	$—	$—	$32,229	$—	$32,229
Other income	769	2,708	706	98	—	4,281
Servicing income	37	(197)	3,598	12,770	—	16,208
Gain on bargain purchase	—	—	—	—	—	—
Total non-interest income	$806	$2,511	$4,304	$45,097	$—	$52,718
Non-interest expense
Employee compensation and benefits	(386)	(5,713)	(7,457)	(26,359)	(715)	(40,630)
Allocated employee compensation and benefits from related party	(301)	—	—	—	(2,709)	(3,010)
Professional fees	(868)	(1,110)	(1,499)	(753)	(2,104)	(6,334)
Management fees – related party	—	—	—	—	(6,018)	(6,018)
Incentive fees – related party	—	—	—	—	—	—
Loan servicing expense	(2,155)	(1,724)	1,359	(4,993)	—	(7,513)
Other operating expenses	(2,871)	(6,486)	(2,951)	(5,116)	(1,759)	(19,183)
Total non-interest expense	$(6,581)	$(15,033)	$(10,548)	$(37,221)	$(13,305)	$(82,688)
Net realized gain on financial instruments	(106)	6,082	6,714	—	461	13,151
Net unrealized gain (loss) on financial instruments	1,647	6,671	625	(3,953)	(57)	4,933
Net income (loss) before provision for income taxes	$9,749	$18,489	$17,756	$4,633	$(15,780)	$34,847
Total assets	$426,699	$1,152,153	$525,862	$298,435	$99,994	$2,503,143

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

In accordance with Regulation S-X section 10-01(b)-1, unconsolidated entities that meet certain significance tests are required to have supplemental disclosures included in our unaudited interim financial statements, including condensed financial information for the three and nine months ended September 30, 2018.

Statements of Income	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
(In Thousands)	Girod HoldCo, LLC	WFLLA, LLC	Girod HoldCo, LLC	WFLLA, LLC
Interest income	$4,990	$2,490	$17,255	$8,610
Realized gains	2,529	1,262	18,567	9,265
Unrealized gains	3,688	1,840	8,193	4,088
Servicing expense and other	(2,472)	(1,236)	(6,236)	(3,123)
Income before provision for income taxes	$8,735	$4,356	$37,779	$18,840

During the three and nine months ended September 30, 2018, the Company recorded $2.2 million and $9.4 million of income, respectively, which is based on our proportional ownership interest in the entities above. This amount is reflected in Income on unconsolidated joint venture within the interim unaudited statement of income.

Note 27 – Subsequent Events

         On November 7, 2018, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Owens Realty Mortgage, Inc. (“ORM”), a specialty finance company that focuses on the origination, investment, and management of commercial real estate loans, primarily in the Western U.S. The acquisition will enhance shareholder liquidity and provide for operating leverage across the larger equity base. Pursuant to the Merger Agreement, the Company will acquire ORM in a stock-for-stock transaction, whereby each outstanding share of ORM common stock will be converted into the right to receive 1.441 shares of Company common stock, based on a fixed exchange ratio. The estimated total consideration transferred of $182.6 million, represents the current value of the Company’s common stock, adjusted for the exchange ratio, based on a November 7, 2018 closing price. Upon the closing of the transaction, which is conditioned on shareholder approval, Ready Capital stockholders will own approximately 72.4% of the combined company’s stock, while Owens Realty Mortgage stockholders will own approximately 27.6%  of the combined company’s stock. The transaction is expected to close during the first quarter of 2019 and is subject to regulatory approvals and customary closing conditions.

     On November 8, 2018, the Company completed the securitization of $262.7 million of acquired SBC loans and issued $217.0 million of senior bonds at a weighted average pass-through rate of 4.7%.

Item 1A. Forward-Looking Statements

Except where the context suggests otherwise, the terms “Company,” “we,” “us” and “our” refer to Ready Capital Corporation and its subsidiaries. We make forward-looking statements in this quarterly report on Form 10-Q within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements,  we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our operations, financial condition, liquidity, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or the negative of these terms or other comparable terminology, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

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

Although Ready Capital Corporation (the “Company” or “Ready Capital” and together with its subsidiaries “we,” “us” and “our”) believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements apply only as of the date of this quarterly report on Form 10-Q. The Company is not obligated, and does not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A, "Risk Factors," of the Company's annual report on Form 10-K.

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

Overview

We are a real estate finance company that acquires, originates, manages, services and finances primarily SBC loans. SBC loans range in original principal amounts between $750,000 and $20 million and are used by small businesses to purchase real estate used in their operations or by investors seeking to acquire small multi-family, office, retail, mixed use or warehouse properties. Our acquisition and origination platforms consist of the following four operating segments:

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

We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code. As long as we qualify as a REIT, we are generally not subject to U.S. federal income tax on our net taxable income to the extent that we annually distribute all of our net taxable income to stockholders. We are organized in a traditional UpREIT format pursuant to which we serve as the general partner of, and conduct substantially all of our business through Sutherland Partners, LP, or our operating partnership, which serves as our operating partnership subsidiary. We also intend to operate our business in a manner that will permit us to be excluded from registration as an investment company under the 1940 Act.

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

Changes in Market Interest Rates

We own and expect to acquire or originate fixed rate mortgages (“FRMs”), and adjustable rate mortgages (“ARMs”), with maturities ranging from five to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in five to ten years. ARM loans generally have a fixed interest rate for a period of five, seven or ten years and then an adjustable interest rate equal to the sum of an index rate, such as the London Inter-bank Offered Rate (“LIBOR”), plus a margin, while FRM loans bear interest that is fixed for the term of the loan. As of September 30, 2018, approximately 51% of the loans in our portfolio were ARMs, and 49% were FRMs, based on carrying value. The weighted average margin, above the floating rate, on ARMs was approximately 3.6% and the weighted average coupon on FRMs was approximately 6.2% as of September 30, 2018. We utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with our ARMs.

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

Changes in Fair Value of Our Assets

Certain of our originated loans are carried at fair value and future mortgage related assets may also be carried at fair value. Accordingly, changes in the fair value of our assets may impact the results of our operations for the period in which such change in value occurs. The expectation of changes in real estate prices is a major determinant of the value of loans and asset-backed securities (“ABS”). This factor is beyond our control.

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

Market Conditions

With the onset of the global financial crisis, SBC origination volume fell approximately 42.5% from the 2006 peak through 2009 and the decline was accompanied by a reduction in the principal balance of outstanding SBC loans between 2008 and 2013. Based on publicly available data from Boxwood Means as of the end of 2017, while commercial property prices have almost recovered to their 2007 peak, SBC property prices have increased only 22.3% from the 2012 trough. We believe this trend suggests continued tight credit in SBC lending and supports our belief that credit spreads in the SBC loan asset class should for the foreseeable future remain wider compared to large balance commercial mortgage loans. Since late 2008, we have seen substantial volumes of non-performing SBC loans available for purchase from U.S. banks at significant discounts to their UPBs. We believe that banks have been motivated to sell SBC loans in order to improve their regulatory capital ratios, reduce their troubled asset ratios, a key measure monitored by regulators, investors and other stakeholders in assessing bank safety and soundness, relieve the strain on their operations caused by managing distressed loan books and to demonstrate to regulators, investors and other stakeholders that they are addressing their distressed asset issues and the drag they place on operating performance through controlled sales of these assets over time. We believe that banks will continue to be motivated to divest their non-performing SBC loan assets to address these issues over the next several years. We believe that as the economic recovery continues the volume of short-term loan extensions and restructurings will be reduced, resulting in increased opportunities for us to originate first mortgage SBC loans in the market. We believe that the supply of new capital to meet this increasing demand will continue to be constrained by the historically low activity levels in the ABS market.

Critical Accounting Policies and Use of Estimates

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” included within the Company's Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the Company's critical accounting policies and use of estimates during the three and nine months ended September 30, 2018.

Third Quarter 2018 Highlights

Operating results:

•	Achieved Net Income of $17.6 million during the three months ended September 30, 2018

•	Earnings per share of $0.53 for the three months ended September 30, 2018

•	Core Earnings[1] of $16.1 million, or $0.48 per share, during the three months ended September 30, 2018

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

•	Declared dividends of $0.40 per share, during the quarter ended September 30, 2018, representing a 9.6% dividend yield, based on the closing share price on September 28, 2018

Loan originations and acquisitions:

•

Loan originations totaled $814.4 million including $291.2 million in SBC loans, $51.1 million of SBA Section 7(a) Program loans and $472.1 million of residential loans (based on fully committed amounts)

•	Acquired $86.4 million of SBC loans

•	Robust pipeline with substantial acquisition and origination opportunities (based on fully committed amounts):

o	Acquisition pipeline of $216.5 million in SBC loans

o	Origination pipeline of:
▪	$387.3 million SBC loans
▪	$147.2 million of SBA Section 7(a) Program loans
▪	$156.9 million of commitments to originate residential agency loans

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

Return Information

The following tables present certain information related to our SBC and SBA loan portfolio as of September 30, 2018 and per share information for the three months ended September 30, 2018, which includes core earnings per share or return information. Core earnings is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in our 2017 Annual report on Form 10-K.

READY CAPITAL SNAPSHOT ($ amounts in thousands, except per share data)

Investment Type		Average Carrying Value[(1)]	Gross Yield[(2)]		Average Debt Balance	Debt Cost [(3)]	Levered Yield
Loan Acquisitions	$	641,001	8.3%	$	564,777	5.5%	29.8%
SBC Originations	$	1,346,901	7.2%	$	1,131,960	5.7%	15.3%
SBA Originations, Acquisitions, & Servicing	$	451,398	11.2%	$	341,372	5.0%	30.4%
Total	**$**	**2,439,300**	**8.9%**	**$**	**2,038,109**	**5.5%**	**22.2%**

Book Equity Value Metrics		
Common Stockholders' equity	$	549,570
Common Stockholders' equity (adjusted)[(5)]	$	547,590
Total Common Shares outstanding		32,065,112
Net Book Value per Common Share	$	17.14
Adjusted Net Book Value per Common Share	$	17.08

Loan Portfolio Metrics [(4)]	
% Fixed vs Floating Rate	49.2% / 50.8%
% Originated vs Acquired	59.4% / 40.6%
Weighted Average LTV - SBC	66%
Weighted Average LTV - SBA	79%
Weighted Average LTV - Acquired	49%

Q3 2018 Earnings Data Metrics		
Net income attributable to Ready Capital Corporation	$	16,931
Earnings per share - Basic and diluted	$	0.53
Core Earnings per Common Share	$	0.48
Return on Equity per Common Share		12.4%
Core Return on Equity per Common Share		11.3%
Dividend Yield		9.6%

Servicing Portfolio Metrics		
SBA servicing rights - UPB	$	483,796
SBA servicing rights- carrying value	$	16,688
Freddie Mac servicing rights - UPB	$	916,965
Freddie Mac servicing rights - carrying value	$	9,825
Residential servicing rights - UPB	$	7,278,230
Residential servicing rights - carrying value	$	91,708

1) Average carrying value includes average quarterly carrying value of loan and servicing asset balances
2) Gross yields include interest income, accretion of discount, MSR creation, income from our unconsolidated joint venture, realized gains (losses) on loans held for sale, unrealized gains (losses) on loans held for sale and servicing income net of interest expense and amortization of deferred financing costs on an annualized basis.
3) Sutherland finances the assets included in the Investment Type through securitizations, repurchase agreements, warehouse facilities and bank credit facilities. Interest expense is calculated based on interest expense and deferred financing amortization for the quarter ended 9/30/2018 on an annualized basis.
4) Excludes loans, held for sale, at fair value
5) Excludes the equity component of our 2017 convertible note issuance.

READY CAPITAL
17

The following table provides a detailed breakdown of our calculation of return on equity and core return on equity for the three months ended September 30, 2018. Core return on equity is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in our 2017 Annual report on Form 10-K.

RETURN ON EQUITY

Segment	Levered Yield [1]	Core Levered Yield [1]	Equity Allocation	GAAP ROE [2] Q3'18	GAAP ROE [2] Q2'18	Core ROE [2] Q3'18	Core ROE [2] Q2'18
Loan Acquisitions	29.8 %	29.8 %	14.8 %				
SBC Originations	15.3 %	15.3 %	43.2 %				
SBA Originations, Acquisitions, & Servicing	30.4 %	30.4 %	21.9 %				
Residential Mortgage Banking [3]	16.8 %	10.9 %	20.1 %				
				21.1 %	23.8 %	19.9 %	23.7 %
Unallocated corporate finance and non-earning assets, net				(2.5)	(4.7)	(2.3)	(4.7)
Gross return on equity				**18.6 %**	**19.1 %**	**17.6 %**	**19.0 %**
Realized & unrealized gains, net				6.5	4.7	6.4	4.7
Other income and expenses, net				(10.6)	(10.5)	(10.6)	(10.5)
Investment advisory fees				(1.5)	(1.6)	(1.5)	(1.6)
Provision for income taxes				(0.6)	(0.5)	(0.6)	(0.5)
Return on equity				**12.4 %**	**11.2 %**	**11.3 %**	**11.1 %**

1) Levered yields include interest income, accretion of discount, MSR creation, income from our unconsolidated joint venture, realized gains (losses) on loans held for sale, unrealized gains (losses) on loans held for sale and servicing income net of interest expense and amortization of deferred financing costs on an annualized basis.
2) GAAP ROE is based on GAAP Net Income, while Core ROE is based on Core Earnings, which adjusts GAAP Net Income for the items in the "Core Earnings Reconciliation" slide.
3) ROE based on net income before tax of the Residential Mortgage Banking business line divided by the business line's equity.

READY CAPITAL.

4

Portfolio Metrics

SBC Originations

The following table includes certain portfolio metrics related to our SBC Originations segment:

SBC Originations - Segment Snapshot

Portfolio Metrics (Balance Sheet)	Q3 2017		Q4 2017		Q1 2018		Q2 2018		Q3 2018	
Number of loans		368		365		357		397		403
Unpaid Principal Balance (3)	$	1,068	$	1,094	$	1,120	$	1,202	$	1,305
Carrying Value (3)	$	1,088	$	1,108	$	1,132	$	1,213	$	1,314
Weighted Average LTV		60%		61%		61%		60%		66%
Weighted Average Coupon		6.3%		6.2%		6.4%		6.4%		6.9%
Weighted Average Maturity		5 years		5 years		5 years		5 years		5 years
Weighted Average Principal Balance (3)	$	2.9	$	3.0	$	3.1	$	3.0	$	3.2
Percentage of loans fixed / floating		64% / 36%		58% / 42%		56% / 44%		55% / 45%		56% / 44%
Percentage of fixed, match funded (4)		60.2%		60.4%		82.2%		73.9%		62.8%
Percentage of loans 30+ days delinquent		0.2%		1.4%		1.3%		1.7%		1.3%

Current Quarter Highlights

- **Originations of $291.2 million(1), 55% of loans held-for-investment are floating rate**
- **Gains on sales of Freddie Mac loans of $1.7 million**
- **Origination pipeline of $387.3 million(2)**
  - **$154.9 million of transitional loans**
  - **$122.0 million of conventional SBC loans**
  - **$110.4 million of Freddie Mac loans**

Gross Levered Yield

30.0%
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
3.3%
13.8%
4.5%
11.4%
4.2%
15.9%
6.1%
18.4%
4.6%
10.7%
Q3 '17
Q4 '17
Q1 '18
Q2 '18
Q3 '18
Gross Levered Yield (ex. Gains)(4)
Gains on Loans, held for sale(5)

1) Represents fully committed amounts.
2) As of October 31, 2018, including October 2018 fundings.
3) $ in millions, as of quarter end.
4) Represents fixed rate loans that have been securitized.
5) Includes interest income, accretion of discount, and servicing income net of interest expense and amortization of deferred financing costs.
6) Includes realized and unrealized gains (losses) on loans held for sale and MSR creation.

READY CAPITAL.

7

SBA Originations, Acquisitions, and Servicing

The following table includes certain portfolio metrics related to our SBA Originations, Acquisitions and Servicing segment:

SBA Originations, Acquisitions, & Servicing- Segment Snapshot

Portfolio Metrics (Balance Sheet)	Q3 2017	Q4 2017	Q1 2018	Q2 2018	Q3 2018
Number of loans	2,194	2,106	2,062	2,029	1,976
Unpaid Principal Balance [3]	$ 530	$ 508	$ 502	$ 489	$ 481
Carrying Value [3]	$ 471	$ 455	$ 452	$ 438	$ 434
Weighted Average LTV	78%	78%	78%	79%	79%
Weighted Average Coupon	5.9%	5.9%	6.2%	6.4%	6.6%
Weighted Average Maturity	14 years	14 years	14 years	14 years	14 years
Weighted Average Principal Balance [3]	$ 0.2	$ 0.2	$ 0.2	$ 0.2	$ 0.2
Percentage of loans fixed / floating	1% / 99%	1% / 99%	1% / 99%	1% / 99%	1% / 99%
Percentage of loans 30+ days delinquent	5.7%	6.9%	6.0%	3.6%	4.1%

Current Quarter Highlights

- **$35.1 million of SBA secondary market loans sales, with an average sale premium of 9.8%**
- **Originations of $51.1 million[1]**
- **Origination pipeline of $147.2 million SBA loans[2]**

Gross Levered Yield

35.0%
30.0%
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
8.8%
21.7%
6.4%
17.0%
10.6%
19.8%
10.3%
20.6%
12.4%
18.0%
Q3 '17
Q4 '17
Q1 '18
Q2 '18
Q3 '18
Gross Levered Yield (ex. Gains)(4)
Gains on Loans, held for sale(5)

1) Represents fully committed amounts.
2) As of October 31, 2018, including October 2018 fundings.
3) $ in millions, as of quarter end.
4) Includes interest income, accretion of discount, and servicing income net of interest expense and amortization of deferred financing costs.
5) Includes realized and unrealized gains (losses) on loans held for sale and MSR creation.

READY CAPITAL.

8

Acquired Portfolio

The following table includes certain portfolio metrics related to our Loan Acquisitions segment:

LOAN ACQUISITIONS- SEGMENT SNAPSHOT

Portfolio Metrics[1] (Balance Sheet)	Q3 2017	Q4 2017	Q1 2018	Q2 2018	Q3 2018
Number of loans	766	858	976	1,019	949
Unpaid Principal Balance [2]	$ 378	$ 417	$ 525	$ 602	$ 617
Carrying Value [2]	$ 335	$ 376	$ 488	$ 569	$ 588
Weighted Average LTV	52%	49%	50%	51%	49%
Weighted Average Coupon	6.3%	6.3%	6.5%	6.6%	6.7%
Weighted Average Maturity	9 years	10 years	8 years	8 years	8 years
Weighted Average Principal Balance [2]	$ 0.5	$ 0.5	$ 0.5	$ 0.6	$ 0.6
Percentage of loans fixed / floating	46% / 54%	49% / 51%	58% / 42%	62% / 38%	65% / 35%
Percentage of fixed, match funded [3]	55.1%	43.7%	27.0%	15.5%	11.4%
Percentage of loans performing / non-performing	93% / 7%	96% / 4%	97% / 3%	97% / 3%	98% / 2%

CURRENT QUARTER HIGHLIGHTS

- **At this stage of the credit cycle, ample inventory of opportunistic performing SBC loans**
- **Acquired $86.4 million of SBC loans**
- **Acquisition pipeline of $216.5 million SBC loans[4]**

GROSS LEVERED YIELD

60.0%
50.0%
40.0%
30.0%
20.0%
10.0%
0.0%
14.5%
8.0%
19.0%
36.9%
19.2%
6.9%
15.9%
11.4%
18.4%
Q3 '17
Q4 '17
Q1 '18
Q2 '18
Q3 '18
Income on joint venture investment
Gross Levered Yield (ex. Gains)

1) Excludes joint venture investment.
2) $ in millions, as of quarter end.
3) Represents fixed rate loans that have been securitized.
4) As of October 31, 2018, including October 2018 acquisitions.

READY CAPITAL.

9

Residential Mortgage Banking

The following table includes certain portfolio metrics related to our Residential Mortgage Banking segment:

RESIDENTIAL MORTGAGE BANKING – SEGMENT SNAPSHOT

	Portfolio Metrics (quarterly activity)	Q3 2017	Q4 2017	Q1 2018	Q2 2018	Q3 2018
Originations	Unpaid principal balance (1)	$ 490.9	$ 458.7	$ 438.9	$ 498.6	$ 472.1
	% of Originations - Purchased	78.8%	71.9%	72.8%	80.6%	79.6%
	% of Originations - Refinanced	21.2%	28.1%	27.2%	19.4%	20.4%
	Channel - % Correspondent	37.7%	38.6%	41.0%	36.7%	37.0%
	Channel - % Retail	37.6%	41.1%	39.3%	41.6%	42.5%
	Channel - % Wholesale	24.7%	20.3%	19.7%	21.7%	20.5%
Sales	Unpaid principal balance (1)	$ 503.9	$ 429.1	$ 475.5	$ 479.9	$ 496.1
	% of UPB - Fannie/ Freddie securitizations	62.0%	60.6%	68.8%	67.6%	65.6%
	% of UPB - Ginnie Mae securitizations	26.4%	28.8%	20.4%	23.0%	24.3%
	% of UPB - Other investors	11.6%	10.6%	10.8%	9.4%	10.1%

CURRENT QUARTER HIGHLIGHTS

- **MSR portfolio of approximately $7.3 billion in UPB, up 3% compared to Q2**
  - **Fair market value of $91.7 million, up 7% compared to Q2**
- **Originations of $472.1 million(2)**
- **Loan sales of $496.1 million, up 3% compared to Q2**
- **Origination pipeline of $156.9 million in commitments to originate residential agency loans(2)**

MSR PORTFOLIO (UPB IN $ BILLIONS)

$8.0
$6.0
$4.0
$2.0
$0.0
$6.3
$6.6
$6.8
$7.0
$7.3
Q3' 17
Q4' 17
Q1'18
Q2'18
Q3'18

Fair Value ($ mm)	Q3' 17	Q4' 17	Q1' 18	Q2' 18	Q3' 18
	$ 68.8	$ 72.3	$ 81.6	$ 85.6	$ 91.7

1) $ in millions. Represents activity during the quarter.

2) Represents fully committed amounts

READY CAPITAL.
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

Changes in Financial Condition

The following table compares our consolidated balance sheets as of September 30, 2018 and June 30, 2018 (amounts in thousands):

	September 30,	June 30,	$ Change	% Change
(In Thousands)	2018	2018	Q3'18 vs. Q2'18	Q3'18 vs. Q2'18
Assets
Cash and cash equivalents	$47,845	$105,833	$(57,988)	(54.8)%
Restricted cash	18,864	15,108	3,756	24.9
Loans, net (including $22,680 and $34,354 held at fair value)	1,256,177	1,035,330	220,847	21.3
Loans, held for sale, at fair value	124,988	188,752	(63,764)	(33.8)
Mortgage backed securities, at fair value	94,341	50,070	44,271	88.4
Loans eligible for repurchase from Ginnie Mae	79,600	79,623	(23)	(0.0)
Investment in unconsolidated joint venture	40,914	41,598	(684)	(1.6)
Derivative instruments	5,846	4,758	1,088	22.9
Servicing rights (including $91,708 and $85,554 held at fair value)	118,221	111,274	6,947	6.2
Receivable from third parties	1,529	980	549	56.0
Other assets	59,160	56,948	2,212	3.9
Assets of consolidated VIEs	1,053,274	1,122,706	(69,432)	(6.2)
Total Assets	$2,900,759	$2,812,980	$87,779	3.1%
Liabilities
Secured borrowings	$817,051	$678,858	$138,193	20.4%
Promissory note	5,363	5,524	(161)	(2.9)
Securitized debt obligations of consolidated VIEs, net	752,432	795,503	(43,071)	(5.4)
Convertible notes, net	109,743	109,484	259	0.2
Senior secured notes, net	178,757	178,718	39	0.0
Corporate debt, net	48,301	48,172	129	0.3
Guaranteed loan financing	246,229	263,920	(17,691)	(6.7)
Contingent consideration	1,773	1,686	87	5.2
Liabilities for loans eligible for repurchase from Ginnie Mae	79,600	79,623	(23)	(0.0)
Derivative instruments	39	935	(896)	(95.8)
Dividends payable	13,346	13,340	6	0.0
Accounts payable and other accrued liabilities	79,089	72,659	6,430	8.8
Total Liabilities	$2,331,723	$2,248,422	$83,301	3.7%
Stockholders’ Equity
Common stock	$3	$3	$—	0.0%
Additional paid-in capital	540,573	539,457	1,116	0.2
Retained earnings (Deficit)	8,994	5,870	3,124	53.2
Total Ready Capital Corporation equity	549,570	545,330	4,240	0.8%
Non-controlling interests	19,466	19,228	238	1.2
Total Stockholders’ Equity	$569,036	$564,558	$4,478	0.8%
Total Liabilities and Stockholders’ Equity	$2,900,759	$2,812,980	$87,779	3.1%

Assets - Comparison of balances at September 30, 2018 to June 30, 2018

Cash and cash equivalents decreased $58.0 million, primarily due to the use of cash, which funded new originations, loan acquisitions, and other investment activity.

Loans, net increased by $220.8 million as a result of new loan originations and loan acquisitions, which exceeded loan pay-offs and sales. During the quarter ended September 30, 2018, we originated $95.5 million in transitional loans, $125.4 million in SBC conventional loans, and $51.1 million in SBA loans, which includes additional funding on loans originated in previous quarters. Additionally, we acquired approximately $89.6 million in SBC loans. Loan pay-offs on acquired and originated loans, held-for-investment, totaled $150.2 million during the quarter.

Loans, held for sale, at fair value decreased by $63.8 million as a result of an increase in sales of Residential Agency loans during the quarter of $496.1 million, which outpaced originations of Residential Agency loans of $472.1 million during the quarter. The decrease is also driven by a reduction in Freddie Mac originations during the current quarter, compared to the previous quarter.

MBS increased by $44.3 million during the quarter primarily due to $56.9 million of purchases of MBS, offset by pay-downs and sales of MBS of $22.3 million.

Our servicing rights asset increased by $6.9 million, primarily due to loan sales and retention of servicing activities of $7.7 million across our SBA, Freddie Mac, and residential servicing portfolio, partially offset by loan pay-offs of $1.7 million, amortization and impairment of $1.4 million, and unrealized gains due to the changes in the fair value of our residential mortgage banking servicing rights of $2.3 million.

Assets in consolidated VIEs decreased by $69.4 million, as a result of pay-downs of securitized loans on our balance sheet.

Liabilities

Secured borrowings associated with our repurchase agreements and credit facilities increased by $138.2 million due to an increased need of shorter-term financings on acquired loans, resulting in increased leverage.

Securitized debt obligations of consolidated VIEs, net decreased by $43.1 million, as a result of pay-downs.

Guaranteed loan financing decreased by $17.7 million as a result of an an overall run-off of the acquired SBA loan portfolio.

Equity

Total equity attributable to our company increased by $4.2 million, primarily the result of net income of $16.9 million, offset by dividends declared of $13.3 million.

Selected Balance Sheet Information by Business Segment and Corporate – Other

The following table presents certain selected balance sheet information by each of our four business segments, with the remaining amounts reflected in Corporate –Other, as of September 30, 2018:

(in thousands)	Loan Acquisitions	SBC Originations	SBA Originations, Acquisitions and Servicing	Residential Mortgage Banking	Corporate / Other	Total
Assets
Loans, net (1)	$584,854	$1,296,430	$411,802	$2,204	$-	$2,295,290
Loans, held for sale, at fair value	3,011	17,792	22,412	81,773	-	124,988
Mortgage backed securities, at fair value	21,040	73,301	-	-	-	94,341
Servicing rights	-	9,825	16,688	91,708	-	118,221

Liabilities
Secured borrowings	$118,730	$509,106	$106,622	$82,593	$-	$817,051
Securitized debt obligations of consolidated VIEs	91,532	654,254	6,646	-	-	752,432
Guaranteed loan financing	-	-	246,229	-	-	246,229
Senior secured notes, net	42,623	129,089	7,045	-	-	178,757
Corporate debt, net	24,086	24,215				48,301
Convertible notes, net	53,424	50,462	5,598	-	-	109,484
(1) Includes Loan assets of consolidated VIEs

Results of Operations

The following table compares our summarized results of operations for each of our four operating segments for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands):

	For the Three Months Ended			For the Nine Months Ended
	September 30,		$ Change	September 30,		$ Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Interest income
Loan acquisitions	$11,946	$7,800	$4,146	$34,602	$28,242	$6,360
SBC originations	21,671	17,258	4,413	58,423	41,972	16,451
SBA originations, acquisitions and servicing	9,699	9,039	660	27,411	28,935	(1,524)
Residential mortgage banking	971	941	30	2,859	3,020	(161)
Total interest income	$44,287	$35,038	$9,249	$123,295	$102,169	$21,126
Interest expense
Loan acquisitions	$(7,755)	$(3,937)	$(3,818)	$(19,853)	$(12,472)	$(7,381)
SBC originations	(16,045)	(10,252)	(5,793)	(43,838)	(23,798)	(20,040)
SBA originations, acquisitions and servicing	(4,301)	(3,795)	(506)	(11,892)	(12,120)	228
Residential mortgage banking	(824)	(797)	(27)	(2,413)	(2,310)	(103)
Corporate - other	-	(1,127)	1,127	-	(2,879)	2,879
Total interest expense	$(28,925)	$(19,908)	$(9,017)	$(77,996)	$(53,579)	$(24,417)
Net interest income before provision for loan losses	$15,362	$15,130	$232	$45,299	$48,590	$(3,291)
Provision for (recoveries of) loan losses	(800)	(466)	(334)	(571)	(1,857)	1,286
Net interest income after provision for loan losses	$14,562	$14,664	$(102)	$44,728	$46,733	$(2,005)
Non-interest income
Loan acquisitions	$2,258	$406	$1,852	$9,777	$806	$8,971
SBC originations	1,183	1,127	56	4,381	2,511	1,870
SBA originations, acquisitions and servicing	1,631	2,000	(369)	4,514	4,304	210
Residential mortgage banking (1)	13,906	15,189	(1,283)	45,241	45,097	144
Total non-interest income	$18,978	$18,722	$256	$63,913	$52,718	$11,195
Non-interest expense
Loan acquisitions	$(2,318)	$(2,802)	$484	$(7,713)	$(6,581)	$(1,132)
SBC originations	(6,547)	(5,736)	(811)	(19,682)	(15,033)	(4,649)
SBA originations, acquisitions and servicing	(4,655)	(4,617)	(38)	(13,844)	(10,548)	(3,296)
Residential mortgage banking	(12,150)	(12,388)	238	(38,994)	(37,221)	(1,773)
Corporate - other	(4,852)	(4,182)	(670)	(16,074)	(13,305)	(2,769)
Total non-interest expense	$(30,522)	$(29,725)	$(797)	$(96,307)	$(82,688)	$(13,619)
Net realized gains (losses) on financial instruments
Loan acquisitions	$774	$(377)	$1,151	$867	$(106)	$973
SBC originations	3,253	2,768	485	15,484	6,082	9,402
SBA originations, acquisitions and servicing	2,919	3,304	(385)	11,445	6,714	4,731
Residential mortgage banking (2)	-	-	-	-	-	-
Corporate - other	-	-	-	-	461	(461)
Total net realized gains (losses) on financial instruments	$6,946	$5,695	$1,251	$27,796	$13,151	$14,645
Net unrealized gains (losses) on financial instruments
Loan acquisitions	$2,893	$173	$2,720	$3,695	$1,647	$2,048
SBC originations	2,679	3,807	(1,128)	4,441	6,671	(2,230)
SBA originations, acquisitions and servicing	611	414	197	325	625	(300)
Residential mortgage banking	2,317	(1,728)	4,045	7,503	(3,953)	11,456
Corporate - other	-	12	(12)	-	(57)	57
Total net unrealized gains (losses) on financial instruments	$8,500	$2,678	$5,822	$15,964	$4,933	$11,031
Net income (loss) before provision for income taxes
Loan acquisitions	$7,002	$200	$6,802	$20,386	$9,749	$10,637
SBC originations	6,093	9,140	(3,047)	19,217	18,489	728
SBA originations, acquisitions and servicing	6,001	6,774	(773)	18,369	17,756	613
Residential mortgage banking	4,220	1,217	3,003	14,196	4,633	9,563
Corporate - other	(4,852)	(5,297)	445	(16,074)	(15,780)	(294)
Total net income before provision for income taxes	$18,464	$12,034	$6,430	$56,094	$34,847	$21,247

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

The following table presents the components of realized and unrealized gains / (losses) on financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Realized gains (losses) on financial instruments
Realized gains on loans - Freddie Mac	$1,690	$1,774	$5,965	$3,887
Creation of mortgage servicing rights - Freddie Mac	1,521	869	5,911	1,922
Realized gains on loans - SBA	2,222	2,538	8,787	5,117
Creation of mortgage servicing rights - SBA	697	710	2,502	1,410
Realized gain (loss) on derivatives, at fair value	(212)	(742)	3,391	(1,085)
Realized gain (loss) on mortgage backed securities, at fair value	312	395	1,043	433
Net realized gains (losses) - all other	716	151	197	1,467
Net realized gain on financial instruments	$6,946	$5,695	$27,796	$13,151
Unrealized gains (losses) on financial instruments
Unrealized gain (loss) on loans - Freddie Mac	$(736)	$1,357	$(741)	$1,970
Unrealized gain (loss) on loans - SBA	611	413	325	625
Unrealized gain (loss) on residential mortgage servicing rights, at fair value	2,317	(1,728)	7,503	(3,953)
Unrealized gain (loss) on derivatives, at fair value	1,798	720	1,589	674
Unrealized gain (loss) on mortgage backed securities, at fair value	4,720	194	7,939	1,311
Net unrealized gains (losses) - all other	(210)	1,722	(651)	4,306
Net unrealized gain on financial instruments	$8,500	$2,678	$15,964	$4,933

Loan Acquisition Segment Results

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
(In Thousands)	2018	2017	$ Change	2018	2017	$ Change
Interest income	$11,946	$7,800	$4,146	$34,602	$28,242	$6,360
Interest expense	(7,755)	(3,937)	(3,818)	(19,853)	(12,472)	(7,381)
Net interest income before provision for loan losses	$4,191	$3,863	$328	$14,749	$15,770	$(1,021)
Provision for (recoveries of) loan losses	(796)	(1,063)	267	(989)	(1,787)	798
Net interest income after provision for loan losses	$3,395	$2,800	$595	$13,760	$13,983	(223)
Non-interest income	2,258	406	1,852	9,777	806	8,971
Non-interest expense	(2,318)	(2,802)	484	(7,713)	(6,581)	(1,132)
Total non-interest income (expense)	$(60)	$(2,396)	$2,336	$2,064	$(5,775)	$7,839
Net realized gain on financial instruments	774	(377)	1,151	867	(106)	973
Net unrealized gain (loss) on financial instruments	2,893	173	2,720	3,695	1,647	2,048
Net income before provision for income taxes	$7,002	$200	$6,802	$20,386	$9,749	$10,637

Interest income

Interest income of $12.0 million for the quarter ended September 30, 2018 in our loan acquisitions segment represented an increase of $4.1 million from the prior year quarter, primarily driven by the re-investment of capital into acquired loans throughout 2018. As of September 30, 2018, the carrying value of the acquired loan portfolio was $588.0 million, compared to $335.6 million as of September 30, 2017.

Interest income of $34.6 million in the nine months ended September 30, 2018 represented an increase of $6.4 million from the prior year period, primarily driven by the re-investment of capital into acquired loans throughout 2018, as noted above.

Interest expense

Interest expense of $7.8 million for the quarter ended September 30, 2018 in our loan acquisitions segment represented a increase of $3.8 million from the prior year quarter, reflecting an increase in borrowing needs, as a result of deploying capital back into the acquired loan business and a higher average carrying value of the acquired loan portfolio.

Interest expense of $19.9 million in the nine months ended September 30, 2018 represented an increase of $7.4 million from the prior year period primarily reflecting an increase in borrowing needs, as a result of deploying capital back into to acquired loan business and a higher carrying value of the acquired loan portfolio.

Provision for loan losses

Recoveries loan losses of $0.8 million for the quarter ended September 30, 2018 in our loan acquisitions segment represented a reduction of $0.3 million from the prior year quarter, reflecting a reduction in our credit deteriorated loan portfolio due to pay-downs and sales and our increased focus on new loan vintages with better credit qualities.

Provision for loan losses of $1.0 million for the nine months ended September 30, 2018 in our loan acquisitions segment represented a reduction of $0.8 million from the prior year quarter, reflecting a reduction in our credit deteriorated loan portfolio due to pay-downs and sales and our increased focus on new loan vintages with better credit qualities.

Non-interest income

Non-interest income of $2.3 million for the quarter ended September 30, 2018 in our loan acquisitions segment represented an increase of $1.9 million from the prior year quarter, primarily due to income generated on our equity method investment in a joint venture acquired in November 2017. The joint venture interest is in an SBC loan pool, which generates interest income and realized and unrealized gains and losses and these amounts are earned by us, based on our proportional interest.

Non-interest income of $9.8 million for the nine months ended September 30, 2018 in our loan acquisitions segment represented an increase of $9.0 million from the prior year period, primarily due to $9.4 million of income generated on our equity method investment in a joint venture acquired in November 2017.

Non-interest expense

Non-interest expense of $2.3 million for the quarter ended September 30, 2018 in our loan acquisitions segment represented an decrease of $0.5 million from the prior year quarter ended September 30, 2017, primarily reflecting a reduction in loan servicing expenses of $0.3 million.

Non-interest expense of $7.7 million for the nine months ended September 30, 2018 in our loan acquisitions segment represented an increase of $1.1 million from the prior year period ended September 30, 2017, primarily reflecting an increase in impairment charge-offs on real estate acquired in settlement of loans of $0.9 million.

Realized gains (losses) on financial instruments

Realized gains (losses) on financial instruments of $0.8 million for the quarter ended September 30, 2018 in our loan acquisitions segment represented an increase of $1.2 million from the prior year quarter ended September 30, 2017, primarily reflecting realized gains on sales of loans, held at fair value.

Realized gains (losses) on financial instruments of $0.9 million for the nine months ended September 30, 2018 in our loan acquisitions segment represented an increase of $1.0 million from the prior year period ended September 30, 2017, primarily reflecting realized gains on sales of loans, held at fair value.

Unrealized gains (losses) on financial instruments

Unrealized gains on financial instruments of $2.9 million for the quarter ended September 30, 2018 in our loan acquisitions segment represented an increase of $2.7 million from the prior year quarter ended September 30, 2017, primarily reflecting an increase in the fair value of MBS.

Unrealized gains on financial instruments of $3.7 million for the nine months ended September 30, 2018 in our loan acquisitions segment represented a increase of $2.0 million from the prior year period, primarily reflecting an increase in the fair value of MBS.

SBC Originations Segment Results

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
(In Thousands)	2018	2017	$ Change	2018	2017	$ Change
Interest income	$21,671	$17,258	$4,413	$58,423	$41,972	$16,451
Interest expense	(16,045)	(10,252)	(5,793)	(43,838)	(23,798)	(20,040)
Net interest income before provision for loan losses	$5,626	$7,006	$(1,380)	$14,585	$18,174	$(3,589)
Provision for (recoveries of) loan losses	(101)	168	(269)	8	84	(76)
Net interest income after provision for loan losses	$5,525	$7,174	$(1,649)	$14,593	$18,258	(3,665)
Non-interest income	1,183	1,127	56	4,381	2,511	1,870
Non-interest expense	(6,547)	(5,736)	(811)	(19,682)	(15,033)	(4,649)
Total non-interest income (expense)	$(5,364)	$(4,609)	$(755)	$(15,301)	$(12,522)	$(2,779)
Net realized gain on financial instruments	3,253	2,768	485	15,484	6,082	9,402
Net unrealized gain on financial instruments	2,679	3,807	(1,128)	4,441	6,671	(2,230)
Net income before provision for income taxes	$6,093	$9,140	$(3,047)	$19,217	$18,489	$728

Interest income

Interest income of $21.7 million for the quarter ended September 30, 2018 in our SBC originations segment represented an increase of $4.4 million from the prior year quarter primarily reflecting an increase in SBC loan originations, resulting in higher average loan balances. Originated transitional loans contributed $13.3 million in interest income during the quarter ended September 30, 2018, representing a $4.6 million increase from the quarter ended September 30, 2017. Originated SBC loans contributed $7.1 million in interest income during the quarter ended September 30, 2018, representing a $0.1 million decrease from the quarter ended September 30, 2017. Originated Freddie Mac loans contributed $0.3 million in interest income during the quarter ended September 30, 2018, representing a $0.4 million decrease from the quarter ended September 30, 2017.

Interest income of $58.4 million in the nine months ended September 30, 2018 represented an increase of $16.5 million from the prior year period primarily reflecting an increase in SBC loan originations, resulting in higher average loan balances. Originated transitional loans contributed $32.6 million in interest income during the current year period ended September 30, 2018, representing a $15.4 million increase from the prior year period ended September 30, 2017. Originated SBC loans contributed $22.2 million in interest income during the current year period ended September 30, 2018, representing a $0.1 million decrease from the prior year period ended September 30, 2017. Originated Freddie Mac loans contributed $1.2 million in interest income during the current year period ended September 30, 2018, representing a $0.1 million increase from the prior year period ended September 30, 2017.

Interest expense

Interest expense of $16.0 million in our SBC originations segment represented an increase of $5.8 million from the prior year quarter ended September 30, 2017, primarily reflecting an increase in borrowing activities under our shorter-term secured borrowings and borrowings under our senior secured notes and convertible notes allocated to the SBC originations segment, due to the need to finance a greater number of loan originations, which increased approximately 4% during the quarter ended September 30, 2018, compared to the quarter ended September 30, 2017.

Interest expense of $43.8 million in the nine months ended September 30, 2018 represented an increase of $20.0 million from the prior year period primarily reflecting an increase in borrowing activities under secured short-term borrowings due to the need to finance a greater number of loan originations during 2018.

Non-interest income

Non-interest income of $1.2 million for the quarter ended September 30, 2018 in our SBC originations segment represented an increase of $0.1 million from the prior quarter ended September 30, 2017 primarily reflecting an increase in servicing income relating to Freddie Mac loan servicing.

Non-interest income of $4.4 million for the nine months ended September 30, 2018 in our SBC originations segment represented an increase of $1.9 million from the prior year period ended September 30, 2017 primarily reflecting an increase in loan origination income of $0.3 million and an increase in servicing income of $1.2 million relating to Freddie Mac loan servicing.

Non-interest expense

Non-interest expense of $6.5 million for the quarter ended September 30, 2018 in our SBC originations segment represented an increase of $0.8 million from the prior year quarter ended September 30, 2017, primarily reflecting an increase in employee compensation expense of $0.5 million and an increase in loan servicing expenses of $0.6 million.

Non-interest expense of $19.7 million in the nine months ended September 30, 2018 in our SBC originations segment represented an increase of $4.6 million from the prior year period primarily reflecting an increase in employee compensation expense of $1.6 million, loan servicing expenses of $1.1 million, and an increase in other operating expenses of $1.5 million loan origination expenses.

Realized gains on financial instruments

Realized gains of $3.3 million for the quarter ended September 30, 2018 in our SBC originations segment represented an increase of $0.5 million from the prior year quarter ended September 30, 2017, primarily driven by sales of Freddie Mac loans, held-for-sale, resulting in additional gains during the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017.

Realized gains of $15.5 million in the nine months ended September 30, 2018 in our SBC originations segment represented an increase of $9.4 million from the prior year period primarily driven by sales of Freddie Mac loans, held-for-sale, resulting in additional gains as well as gains on interest rate swap hedges on fixed rate SBC loans prior to their securitization in March 2018.

Unrealized gains on financial instruments

Unrealized gains of $2.7 million for the quarter ended September 30, 2018 in our SBC originations segment represented a decrease in gains of $1.1 million from the prior year quarter ended September 30, 2017, primarily driven by a reduction in loans that are carried at fair value.

Unrealized gains of $4.4 million in the nine months ended September 30, 2018 in our SBC originations segment represented a decrease of $2.2 million from the prior year period primarily driven by unrealized losses of $2.4 million experienced during the first quarter of 2018 due to changes in the fair value of SBC loans carried at fair value. This was offset by an increase in the fair value of Freddie Mac MBS during the second quarter of 2018.

SBA Originations, Acquisitions and Servicing Segment Results

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
(In Thousands)	2018	2017	$ Change	2018	2017	$ Change
Interest income	$9,699	$9,039	$660	$27,411	$28,935	$(1,524)
Interest expense	(4,301)	(3,795)	(506)	(11,892)	(12,120)	228
Net interest income before provision for loan losses	$5,398	$5,244	$154	$15,519	$16,815	$(1,296)
Provision for (recoveries of) loan losses	97	429	(332)	410	(154)	564
Net interest income after provision for loan losses	$5,495	$5,673	$(178)	$15,929	$16,661	(732)
Non-interest income	1,631	2,000	(369)	4,514	4,304	210
Non-interest expense	(4,655)	(4,617)	(38)	(13,844)	(10,548)	(3,296)
Total non-interest income (expense)	$(3,024)	$(2,617)	$(407)	$(9,330)	$(6,244)	$(3,086)
Net realized gain on financial instruments	2,919	3,304	(385)	11,445	6,714	4,731
Net unrealized gain (loss) on financial instruments	611	414	197	325	625	(300)
Net income before provision for income taxes	$6,001	$6,774	$(773)	$18,369	$17,756	$613

Interest income

Interest income of $9.7 million for the quarter ended September 30, 2018 in our SBA originations, acquisitions, and servicing segment represented an increase of $0.7 million from the prior year quarter ended September 30, 2017 primarily due to an increase in interest income earned on our originated SBA loan portfolio. Although our SBA loan originations increased $12.2 million compared to the prior year quarter, or 31%, this did not result in a direct, proportional increase in interest income, but rather, resulted in a realized gain on the sale of the SBA loan and an increase in servicing income, as we typically sell a 75% pro-rata interest in the loan at a premium, while retaining 25%, and also retain the servicing rights on the loan. Thus, the reduction in interest income is offset by an increase in realized gains on sales of SBA loans and an increase in originated SBA loans servicing income, discussed further below.

Interest income of $27.4 million in the nine months ended September 30, 2018 represented a decrease of $1.5 million from the prior year period primarily due to a reduction of interest income generated on our acquired SBA 7(a) loan portfolio of $3.8 million as we have shifted focus to SBA loan originations, which generated $2.3 million of additional interest income during the nine months ended September 30, 2018. The reduction in interest income is offset by an increase in realized gains on sales of SBA loans and an increase in servicing income, discussed further below.

Interest Expense

Interest expense of $4.3 million for the quarter ended September 30, 2018 in our SBA originations, acquisitions, and servicing segment represented an increase of $0.5 million from the prior year quarter ended September 30, 2017 primarily reflecting an increase in borrowing activities under secured borrowings due to the growth of our SBA originations business.

Interest expense of $11.9 million in the nine months ended September 30, 2018 represented a decrease of $0.2 million from the prior year period for the reasons noted in the prior paragraph relating to the current quarter results.

Provision for loan losses

Provision for loan losses was minimal in the quarter ended September 30, 2018 in our SBA originations, acquisitions, and servicing segment, which represented a reduction of $0.3 million from the prior year quarter ended September 30, 2017, reflecting a reduction in our credit deteriorated SBA loan portfolio due to pay-downs and sales and our increased focus on new SBA loan originations with better credit qualities.

Recoveries of loan losses was $0.4 million in the nine months ended September 30, 2018 in our SBA originations, acquisitions, and servicing segment, which represented an increase of $0.6 million from the prior year period ended September 30, 2017, reflecting a reduction in our credit deteriorated SBA loan portfolio due to pay-downs and sales and our increased focus on new SBA loan originations with better credit qualities.

Non-interest income

Non-interest income of $1.6 million for the quarter ended September 30, 2018 in our SBA originations, acquisitions, and servicing segment represented a decrease of $0.4 million from the prior year quarter ended September 30, 2017, reflecting an decrease in loan servicing income related to SBA loans.

Non-interest income of $9.4 million for the nine months ended September 30, 2018 represented an increase of $5.1 million from the prior year period, reflecting an increase in loan servicing income related to SBA loans.

Non-interest expense

Non-interest expense of $4.7 million for the quarter ended September 30, 2018 in our SBA originations, acquisitions, and servicing segment remained flat compared to the prior year quarter ended September 30, 2017.

Non-interest expense of $13.8 million in the nine months ended September 30, 2018 in our SBA originations, acquisitions, and servicing segment represented an increase $3.3 million from the prior year period ended September 30, 2017, reflecting an increase in employee compensation expense of $2.0 million due to the increase in headcount in the business and an increase in loan servicing expense of $1.3 million.

Realized gains on financial instruments

Realized gains of $2.9 million for the quarter ended September 30, 2018 in our SBA originations, acquisitions, and servicing segment represented a decrease of $0.4 million from the prior year quarter ended September 30, 2017, which is the result of a reduction in sales of SBA loans.

Realized gains of $11.4 million for the nine months ended September 30, 2018 in our SBA originations, acquisitions, and servicing segment represented an increase of $4.7 million from the prior year period ended September 30, 2017, which is the result of an increase in sales of SBA loans due to an increase in loan originations and sales of the guaranteed portion of SBA 7(a) loans, as mentioned above.

Unrealized gains (losses) on financial instruments

Unrealized gains of $0.6 million for the quarter ended September 30, 2018 in our SBA originations, acquisitions, and servicing segment represented an increase in gains of $0.2 million from the prior year quarter ended September 30, 2017, which is the result of unrealized losses on SBA loans held-for-sale, at fair value.

Unrealized gains of $0.3 million for the nine months ended September 30, 2018 in our SBA originations, acquisitions, and servicing segment represented a change of $0.3 million from the prior year period ended September 30, 2017, which is the result of unrealized losses on SBA loans held-for-sale, at fair value.

Residential Mortgage Banking Segment Results

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
(In Thousands)	2018	2017	$ Change	2018	2017	$ Change
Interest income	$971	$941	$30	$2,859	$3,020	$(161)
Interest expense	(824)	(797)	(27)	(2,413)	(2,310)	(103)
Net interest income before provision for loan losses	$147	$144	$3	$446	$710	$(264)
Provision for loan losses	-	-	-	-	-	-
Net interest income after provision for loan losses	$147	$144	$3	$446	$710	(264)
Non-interest income (1)	13,906	15,189	(1,283)	45,241	45,097	144
Non-interest expense	(12,150)	(12,388)	238	(38,994)	(37,221)	(1,773)
Total non-interest income (expense)	$1,756	$2,801	$(1,045)	$6,247	$7,876	$(1,629)
Net realized gain on financial instruments	-	-	-	-	-	-
Net unrealized gain (loss) on financial instruments	2,317	(1,728)	4,045	7,503	(3,953)	11,456
Net income before provision for income taxes	$4,220	$1,217	$3,003	$14,196	$4,633	$9,563

(1) Includes  gains on sales of mortgage loans held for sale, net of direct loan expenses, changes in fair value on IRLCs, loan expenses, certain loan origination fee income, and income generated on new mortgage servicing rights.

Interest income

Interest income of $1.0 million in our residential mortgage banking segment for each of the quarters ended September 30, 2018 and September 30, 2017 was generated on originated residential agency loans held-for-sale, at fair value.

Interest income of $2.9 million in our residential mortgage banking segment for the nine months ended September 30, 2018 and $3.0 million for the nine months ended September 30, 2017 was generated on originated residential agency loans held-for-sale, at fair value. The reduction is the result of lower average carrying values during the current year period, compared to the prior year period.

Interest expense

Interest expense of $0.8 million in our residential mortgage banking segment for the quarters ended September 30, 2018 and 2017 remained approximately flat.

Interest expense of $2.4 million in our residential mortgage banking segment for the nine months ended September 30, 2018 and 2017, remained approximately flat.

Non-interest income

Non-interest income of $13.9 million in our residential mortgage banking segment for the quarter ended September 30, 2018 represented a decrease of $1.3 million from the prior year quarter ended September 30, 2017 primarily reflecting a decrease in gains on residential mortgage banking activities of $2.1 million and offset by an increase in servicing income of approximately $0.8 million. The reduction in gains on residential mortgage banking activities was the result of fewer loan sales during the quarter ended September 30, 2018 compared to September 30, 2017 ($496.1 million compared to $503.9 million in the quarter ended September 30, 2017). The increase in servicing income is the result of a higher serviced loan UPB balance during the current year.

Non-interest income of $45.2 million in our residential mortgage banking segment for the nine months ended September 30, 2018 represented an increase of $0.1 million from the prior year period ended September 30, 2017 primarily reflecting an increase in servicing income of $2.1 million, as a result of a higher serviced loan UPB balance during the current year. Gains on residential mortgage banking activities were lower by $2.1 million during the current period ended September 30, 2018, compared to the prior period ended September 30, 2017, due to a lower volume of loan sales.

Non-interest expense

Non-interest expense of $12.2 million in our residential mortgage banking segment for the quarter ended September 30, 2018 represented an decrease of $0.2 million from the prior year quarter ended September 30, 2017, primarily reflecting a decrease in employee compensation expense of $0.4 million and a decrease in loan servicing expense of $0.1 million, offset by an increase in other operating expenses of $0.4 million.

Non-interest expense of $39.0 million in our residential mortgage banking segment for the nine months ended September 30, 2018 represented an increase of $1.8 million from the prior year quarter ended September 30, 2017, primarily reflecting an increase in loan servicing expense of $0.9 million and an increase in other operating expenses of $1.6 million, offset by a reduction in professional fee expense of $0.4 million.

Unrealized gains (losses) on financial instruments

Unrealized gains of $2.3 million in our residential mortgage banking segment for the quarter ended September 30, 2018 represented an increase of $4.0 million from a loss of $1.7 million in the prior year quarter ended September 30, 2017 primarily reflecting the increase in fair value of our residential MSR due to rising interest rates.

Unrealized gains of $7.5 million in our residential mortgage banking segment for the nine months ended September 30, 2018 represented an increase of $11.5 million from a loss of $4.0 million in the prior year period ended September 30, 2017 primarily reflecting the increase in fair value of our residential MSR due to rising interest rates.

Corporate- Other

Interest expense

Interest expense for the quarter ended September 30, 2018 represented a decrease of $1.1 million from the prior year quarter ended September 30, 2017, related to unallocated funds generated by our senior secured notes issued in February 2017. For the quarter ended September 30, 2018, we had no remaining unallocated funds generated from our senior secured notes or convertible notes issued during 2017 or our corporate debt issued in April of 2018.

Non-interest expense

Non-interest expense of $4.8 million for the quarter ended September 30, 2018 increased $0.7 million from the prior year quarter ended September 30, 2017 as a result of an increase in professional fees of $0.4 million and an increase in allocated employee compensation of $0.2 million.

Non-interest expense of $16.1 million for the nine months ended September 30, 2018 represented an increase of $2.8 million from the prior year period ended September 30, 2017 as a result of an increase in professional fees of $1.5 million, an increase in incentive fees due to our Manager of $0.7 million, and an increase in allocated employee compensation of $0.5 million.

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

We calculate Core Earnings as GAAP net income (loss) excluding the following:

i)	any unrealized gains or losses on certain MBS
ii)	any realized gains or losses on sales of certain MBS
iii)	any unrealized gains or losses on MSRs
iv)	one-time non-recurring gains or losses, such as gains or losses on discontinued operations, bargain purchase gains, or merger related expenses

The following table presents our summarized consolidated results of operations and reconciliation to Core Earnings:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Net Income	$17,569	$12,374	$5,195	$51,971	$33,084	$18,887
Reconciling items:
Unrealized (gain) loss on MBS	(10)	(194)	184	155	(1,311)	1,466
Unrealized (gain) loss on MSRs	(1,969)	1,728	(3,697)	(6,377)	4,519	(10,896)
Merger transaction costs	-	-	-	-	70	(70)
Restricted Stock Unit (RSU) grant to Independent Directors	-	-	-	-	290	(290)
Total reconciling items	$(1,979)	$1,534	$(3,513)	$(6,222)	$3,568	$(9,790)
Income tax adjustments	495	(1,037)	1,532	1,606	(1,760)	3,366
Core earnings	$16,085	$12,871	$3,214	$47,355	$34,892	$12,463

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Consolidated Net Income increased by $5.2 million, from $12.4 million during the three months ended September 30, 2017 to $17.6 million during the three months ended September 30, 2018. Core Earnings increased by $3.2 million, from $12.9 million during the three months ended September 30, 2017 to $16.1 million during the three months ended September 30, 2018.

The increases in Consolidated Net Income and Core Earnings were primarily due to an increase in loan origination and acquisition activities during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, the accretive effects of securitization activities undertaken during the second half of 2017 and first half of 2018, as well as income contributed by an equity method investment in a joint venture. The increase in Consolidated Net Income also represented unrealized gains on our residential MSR due to increases in interest rates.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Consolidated Net Income increased by $18.9 million, from $33.1 million during the nine months ended September 30, 2017 to $52.0 million during the nine months ended September 30, 2018. Core Earnings increased by $12.5 million, from $34.9 million during the nine months ended September 30, 2017 to $47.4 million during the nine months ended September 30, 2018.

The increases in Consolidated Net Income and Core Earnings were primarily due to an increase in loan origination and acquisition activities during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, the accretive effects of securitization activities undertaken during the second half of 2017 and first half of 2018, as well as net income contributed by an equity method investment in a joint venture. The increase in Consolidated Net Income also represented unrealized gains on our residential MSR due to increases in interest rates, compared to unrealized losses in the previous years’ period.

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

For purposes of calculating the incentive distribution prior to the completion of a 12-month period following the closing of the ZAIS Financial merger, core earnings was calculated on an annualized basis. In addition, for purposes of calculating the incentive distribution, the shares of common stock and OP units issued as of the closing of the ZAIS Financial merger in connection with the merger agreement were deemed to be issued at the per share price equal to (i) the sum of (A) the weighted average of the issue price per share of Sutherland (now Ready Capital) common stock or Sutherland (now Ready Capital) OP units (without double counting) issued prior to the closing of the ZAIS Financial merger multiplied by the number of shares of Sutherland (now Ready Capital) common stock outstanding and Sutherland (now Ready Capital) OP units (without double counting) issued prior to the closing of the merger plus (B) the amount by which the net book value of our Company as of the closing of the merger (after giving effect to the closing of the merger agreement) exceeded the amount of the net book value of the Company immediately preceding the closing of the merger, divided by (ii) all of the shares of our common stock and OP units issued and outstanding as of the closing of the merger (including the date of the closing of the mergers).

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

Cash Flow Activity for the Three and Nine Months Ended September 30, 2018 and September 30, 2017

The following table provides a summary of the net change in our cash and cash equivalents and restricted cash:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Cash flows provided by (used in) operating activities	$76,982	$21,726	$135,203	$248,205
Cash flows provided by (used in) investing activities	$(189,313)	$(42,354)	$(467,480)	$(128,901)
Cash flows provided by (used in) financing activities	$58,099	$25,781	$323,895	$(112,413)

Net increase in cash and cash equivalents and restricted cash	$(54,232)	$5,153	$(8,382)	$6,891

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

Cash and cash equivalents decreased by $54.2 million during the current quarter ended September 30, 2018, reflecting:

•	Net cash provided by operating activities of $76.8 million for the current quarter related primarily to:
-	Cash inflows from proceeds on sales and pay-downs on loans, held-for-sale, at fair value of $670.9 million, offset by cash outflows on originations and purchases of new loans of $590.3 million.

•	Net cash used in investing activities of $189.3 million for the current quarter related primarily to:
-

Cash outflows of $301.6 million relating to originations and purchases of loans, held at fair value and held-for-investment loans, outflows of $56.9 million relating to purchases of MBS, offset by cash inflows relating to repayments of loans, held at fair value and held-for-investment of $150.2 million and sales and repayments of MBS of $17.8 million.

•	Net cash provided by financing activities of $58.1 million for the current quarter related primarily to:
-	Net proceeds from secured borrowings of $138.2 million, offset by repayments of securitized debt of $70.7 million and net repayments of guaranteed loan financing of $20.7 million.

Cash and cash equivalents increased by $5.1 million during the previous year quarter ended September 30, 2017, reflecting:

•	Net cash provided by operating activities of $21.7 million for the current quarter related primarily to:
-	Proceeds on sales of loans, held for sale, at fair value of $703.5 million, offset by $660.1 million of originations and purchases of loans, held for sale, at fair value.

•	Net cash used in investing activities of $42.4 million for the current quarter related primarily to:
-

Cash outflows of $147.7 million relating to originations and purchases of loans, held at fair value and held-for-investment loans, offset by cash inflows relating to repayments of loans, held at fair value and held-for-investment of $101.6 million.

•

Net cash provided by financing activities of $25.8 million for the current quarter related primarily to proceeds provided by our convertible note of approximately $115 million, offset by repayments of secured short-term borrowings.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Cash and cash equivalents decreased by $8.4 million during the current year period ended September 30, 2018, reflecting:

•	Net cash provided by operating activities of $135.2 million for the current year period related primarily to:
-	Cash inflows from proceeds on sales and pay-downs on loans, held-for-sale, at fair value of $2,056.3 million, offset by cash outflows on originations and purchases of new loans of $1,901.3 million.

•	Net cash used in investing activities of $467.5 million for the current year period related primarily to:
-

Cash outflows of $1,056.3 million relating to originations and purchases of loans and cash outflows of $67.3 million relating to purchases of MBS, offset by cash inflows relating to repayments of loans of $621.0 million and pay-downs on MBS of $22.3 million.

•	Net cash provided by financing activities of $323.9 million for the current year period related primarily to:
-

Proceeds from net secured borrowings of $185.8 million, proceeds from issuances of securitized debt of $398.7 million, issuance of our corporate debt of approximately $50.0 million, offset by repayments of securitized debt of $234.8 million, net repayments of guaranteed loan financing of $55.6 million, and dividend payments of $38.0 million.

Cash and cash equivalents increased by $6.9 million during the previous year period ended September 30, 2017, reflecting:

•	Net cash provided by operating activities of $248.2 million for the previous year period ended September 30, 2017 related primarily to:
-

Proceeds from net sales of short-term investments of $220.4 million and to proceeds on sales on loans, held for sale, at fair value of $1,943.5 million offset by $1,882.6 million of originations and purchases of loans, held for sale, at fair value.

•	Net cash used in investing activities of $128.9 million for the prior year period ended September 30, 2017 related primarily to:
-

Cash outflows of $426.3 million relating to originations and purchases of loans and cash outflows of $14.4 million relating to purchase of MBS, offset by cash inflows relating to repayments of loans of $303.3 million.

•	Net cash used in financing activities of $112.4 million for the current year period related primarily to:
-	Proceeds provided by our convertible note and senior secured note of approximately $250 million, offset by net repayments of secured short-term borrowings and dividend payments on our common stock.

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

In addition, we completed five securitizations of newly originated multi-family Freddie Mac loans, including Freddie Mac Small Balance Mortgage Trust 2016-SB11 (“FRESB 2016-SB11”), Freddie Mac Small Balance Mortgage Trust 2016-SB18 (“FRESB 2016-SB18”), Freddie Mac Small Balance Mortgage Trust 2017-SB33 (“FRESB 2017-SB33”), Freddie Mac Small Balance Mortgage Trust 2018-SB45 (“FRESB 2018-SB45”), and Freddie Mac Small Balance Mortgage Trust 2018-SB52 (“FRESB 2018-SB52”).

The assets pledged as collateral for these securitizations were contributed from our portfolio of assets. By contributing these SBC and SBA assets to the various securitizations, these transactions created capacity for us to fund other investments.

The following table presents information on the securitization structures and related issued tranches of notes to investors:

Deal Name	Asset Class	Issuance	Ratings	Bonds Issued
WVMT 2011-SBC1	SBC Acquired loans	February 2011	NR	$40.5 million
WVMT 2011-SBC2	SBC Acquired loans	March 2011	DBRS	97.6 million
WVMT 2011-SBC3	SBC Acquired loans	October 2011	NR	143.4 million
RCMT 2014-1	SBC Originated Conventional	September 2014	MDY / DBRS	181.7 million
RCLSBL 2015-1	Acquired SBA 7(a) loans	June 2015	S&P	189.5 million
SCML 2015-SBC4	SBC Acquired loans	August 2015	NR	125.4 million
RCMT 2015-2	SBC Originated Conventional	November 2015	MDY / Kroll	218.8 million
FRESB 2016-SB11	Originated Agency Multi-family	January 2016	GSE Wrap	$110.0 million
FRESB 2016-SB18	Originated Agency Multi-family	July 2016	GSE Wrap	118.0 million
RCMT 2016-3	SBC Originated Conventional	November 2016	MDY / Kroll	162.1 million
FRESB 2017-SB33	Originated Agency Multi-family	June 2017	GSE Wrap	197.9 million
RCMF 2017-FL1	SBC Originated Transitional	August 2017	MDY / Kroll	$198.8 million
SCMT 2017-SBC6	SBC Acquired loans	August 2017	NR	139.4 million
FRESB 2018-SB45	Originated Agency Multi-family	January 2018	GSE Wrap	362.0 million
RCMT 2018-4	SBC Originated Conventional	March 2018	MDY / DBRS	165.0 million
RCMF 2018-FL2	SBC Originated Transitional	June 2018	MDY / Kroll	217.1 million
FRESB 2018-SB52	Originated Agency Multi-family	September 2018	GSE Wrap	505.0 million
Cumulative loan securitizations (inception to date)				$3,172.2 million

We used the proceeds from the sale of the tranches issued to purchase and originate SBC and SBA loans.  We are the primary beneficiary of SBC-1, SBC-2, SBC-3, RCMT 2014-1, RCMT 2015-2, RCMT 2016-3, RCMT 2018-4, RCMF 2017-FL1, RCMF 2018-FL2, RCLSBL 2015-1, SBC-4, and SBC-6, therefore they are consolidated in our financial statements.

Deutsche Bank Loan Repurchase Facility

Our subsidiaries, ReadyCap Commercial, Sutherland Asset I, and Sutherland Warehouse Trust II renewed their master repurchase agreement on February 14, 2018, pursuant to which ReadyCap Commercial, Sutherland Asset I and Sutherland Warehouse Trust II may be advanced an aggregate principal amount of up to $300 million on originated mortgage loans (the “DB Loan Repurchase Facility”). As of September 30, 2018, we had $110.3 million outstanding under the DB Loan Repurchase Facility. The DB Loan Repurchase Facility is used to finance SBC loans, and the interest rate is LIBOR plus a spread, which varies depending on the type and age of the loan. The DB Loan Repurchase Facility has been extended through February 2020 and our subsidiaries have an option to extend the DB Loan Repurchase Facility for an additional year, subject to certain conditions. ReadyCap Commercial’s, Sutherland Asset I’s, and Sutherland Warehouse Trust II’s obligations are fully guaranteed by us.

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

JPMorgan Loan Repurchase Facility

Our subsidiaries, ReadyCap Warehouse Financing LLC (“ReadyCap Warehouse Financing”) and Sutherland Warehouse Trust entered into master repurchase agreement in December 2015, pursuant to which ReadyCap Warehouse Financing and Sutherland Warehouse Trust, may sell, and later repurchase, mortgage loans in an aggregate principal amount of up to $200 million. Our subsidiaries renewed their master repurchase agreement with JPMorgan on December 8, 2017 for an aggregate principal amount of up to $200 million (the “JPM Loan Repurchase Facility”). As of September 30, 2018, we had $36.9 million outstanding under the JPM Loan Repurchase Facility. The JPM Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is LIBOR plus a spread, which is determined by the lender on an asset-by-asset basis. The JPM Loan Repurchase Facility is committed through December 10, 2020, and ReadyCap Warehouse Financing’s and Sutherland Warehouse Trust’s obligations are fully guaranteed by us.

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

Citibank Loan Repurchase Agreement

Our subsidiaries, Waterfall Commercial Depositor and Sutherland Asset I renewed a master repurchase agreement in June 2018 with Citibank, N.A. (the "Citi Loan Repurchase Facility" and, together with the DB Loan Repurchase Facility and the JPM Loan Repurchase Facility, the "Loan Repurchase Facilities"), pursuant to which Waterfall Commercial Depositor and Sutherland Asset I may sell, and later repurchase, a trust certificate (the “Trust Certificate”), representing interests in mortgage loans in an aggregate principal amount of up to $500 million. As of September 30, 2018, we had $381.2 million outstanding under the Citi Loan Repurchase Facility. The Citi Loan Repurchase Facility is used to finance SBC loans, and the interest rate is one month LIBOR plus 2.125 to 2.50% per annum, depending on asset vintage. The Citi Loan Repurchase Facility is committed for a period of 364 days, and Waterfall Commercial Depositor’s and Sutherland Asset I’s obligations are fully guaranteed by us.

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

Securities Repurchase Agreements

As of September 30, 2018, we had $818 million of secured borrowings related to SBC ABS and pledged Trust Certificates, respectively, with two counterparties (lenders).

General Statements Regarding Loan and Security Repurchase Facilities

At September 30, 2018, we had $715.5 million in fair value of Trust Certificates and loans pledged against our borrowings under the Loan Repurchase Facilities and $81.6 million in fair value of SBC ABS and short term investments pledged against our securities repurchase agreement borrowings.

Under the Loan Repurchase Facilities and securities repurchase agreements, we may be required to pledge additional assets to our counterparties in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional assets or cash. Generally, the Loan Repurchase Facilities and securities repurchase agreements contain a LIBOR-based financing rate, term and haircuts depending on the types of collateral and the counterparties involved. Further, at September 30, 2018, the average haircut provisions associated with our repurchase agreements was 33.0% for pledged Trust Certificates and loans and was 26.0% and 30.9% for pledged SBC ABS and short-term investments, respectively.

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

JPMorgan Credit Facility

We renewed our master loan and security agreement with JPMorgan in June 2018 providing for a credit facility of up to $175 million. As of September 30, 2018, we had $87.0 million outstanding under this credit facility. The credit facility is structured as a secured loan facility in which ReadyCap Lending and Sutherland 2016‑1 JPM Grantor Trust act as borrowers. Under this facility, ReadyCap and Sutherland 2016-1 JPM Grantor Trust pledge loans guaranteed by the SBA under the SBA Section 7(a) Loan Program, SBA 504 loans and other loans which were part of the CIT loan acquisition. We act as a guarantor under this facility. The agreement contains financial maintenance covenants, which include (i) total stockholders’ equity must not be permitted to be less than the sum of (a) 60% of total stockholders equity as of the closing date of the facility plus (b) 50% of the net proceeds of any equity issuance after the closing date (ii) maximum leverage of 3:1 and (iii) liquidity equal to at least the lesser of (a) 4% of the sum of (without duplication) (1) any outstanding indebtedness plus (2) amounts due under the repurchase agreement and (b) $25,000,000. The amended terms have an interest rate based on loan type ranging from one month LIBOR (reset daily), plus 2.50-3.50% per annum. The term of the facility is one year, with an option to extend for an additional year.

At September 30, 2018, we had a leverage ratio of 2.1x on a recourse debt-to-equity basis.

We maintain certain assets, which, from time to time, may include cash, unpledged SBC loans, SBC ABS and short term investments (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by our counterparties, or collectively, the “Cushion”, to meet routine margin calls and protect against unforeseen reductions in our borrowing capabilities. Our ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of our investments, our cash position and margin requirements. Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs. At September 30, 2018, we were in compliance with all debt covenants.

East West Bank Credit Facility

Our subsidiary, ReadyCap Lending, LLC entered into a senior secured revolving credit facility with East West Bank on July 13, 2018, which provides financing of up to $30.0 million. The agreement extends for two years, with an additional one year extension at the Company’s request and pays interest equal to the Prime Rate minus 0.821% on SBA 7(a) guaranteed loans and the Prime Rate plus 0.029% on unguaranteed loans.

Other credit facilities

GMFS funds its origination platform through warehouse lines of credit with three counterparties with total borrowings outstanding of $77.6 million at September 30, 2018. GMFS utilizes a $125 million committed warehouse line of credit agreement which expires on March 11, 2019, a $40 million committed warehouse line of credit expiring in August 2019, and a $40 million committed warehouse line of credit expiring in July 2019. The lines are collateralized by the underlying mortgages and related documents and instruments and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved. These agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. We were in compliance with all significant debt covenants as of and for the nine months ended September 30, 2018.

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

As of September 30, 2018, we were in compliance with all covenants with respect to the Senior Secured Notes.

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

As of September 30, 2018, we were in compliance with all covenants with respect to the Senior Unsecured Notes.

Contractual Obligations

Other than the items referenced above, there have been no material changes to our contractual obligations for the three months ended September 30, 2018.  See Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations" in the Company's annual report on Form 10-K for further details.

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

The following table projects the impact on our interest income and expense for the twelve month period following September 30, 2018, assuming an immediate increase or decrease of 25, 50, 75 and 100 basis points in LIBOR:

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans held for investment	$2,188	$4,352	$6,458	$8,460	$(2,081)	$(4,055)	$(5,903)	$(7,615)
Interest rate swap hedges	618	1,236	1,853	2,471	(618)	(1,236)	(1,853)	(2,471)
Total	$2,806	$5,588	$8,311	$10,931	$(2,699)	$(5,291)	$(7,756)	$(10,086)
Liabilities
Recourse debt	$(1,588)	$(3,175)	$(4,763)	$(6,350)	$1,588	$3,175	$4,763	$6,350
Non-recourse debt	(932)	(1,864)	(2,796)	(3,728)	932	1,864	2,796	3,728
Total	$(2,520)	$(5,039)	$(7,559)	$(10,078)	$2,520	$5,039	$7,559	$10,078
Total Net Impact to Net Interest Income (Expense)	$286	$549	$752	$853	$(179)	$(252)	$(197)	$(8)

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

The following table summarizes the Company’s exposure to its repurchase agreements and credit facilities counterparties at September 30, 2018:

(in thousands)	Borrowings under repurchase agreements and credit facilities (1)	Assets pledged on borrowings under repurchase agreements and credit facilities	Net Exposure (2)	Exposure as a Percentage of Total Assets
Total Counterparty Exposure	$ 817,051	$ 1,095,376	$ 278,325	9.6%

(1) The exposure reflects the difference between (a) the amount loaned to the Company through repurchase agreements and credit facilities, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets

The following table presents information with respect to any counterparty for repurchase agreements for which our Company had greater than 5% of stockholders’ equity at risk in the aggregate at September 30, 2018:

(in thousands)	Counterparty Rating (1)	Amount of Risk (2)	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
Citibank, N.A.	A+/A1	$ 52,057	9	10.1%
(1) The counterparty rating presented is the long-term issuer credit rating as rated at September 30, 2018 by S&P and Moody’s, respectively.

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

The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2018. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a‑15(f) of the Exchange Act) that occurred during the three months ended September 30, 2018 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Currently, no material legal proceedings are pending or, to our knowledge, threatened against us.

Item 1A. Risk Factors

See the Company's Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the Company's risk factors during the three or nine months ended September 30, 2018.

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

Ready Capital Corporation

Date: November 8, 2018	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board and Chief Executive
(Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Frederick C. Herbst
Frederick C. Herbst
Chief Financial Officer
(Principal Accounting and Financial Officer)