Form 10-K/A
period 2017-12-31
Ready Capital Corp
filed 2019-02-14
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $245,625,504 based on the closing sales price of the registrant’s common stock on June 30, 2017 as reported on the New York Stock Exchange.

On February 11, 2019, the registrant had a total of 32,105,112 shares of common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (“Amendment No. 1”) amends Sutherland Asset Management Corporation’s (now known as Ready Capital Corporation) (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission on March 16, 2018 (the “Original Filing” and the “Original Filing Date”).  The Company is filing this Amendment No. 1 solely for the limited purpose of amending the Report of Independent Registered Public Accounting Firm (the “Auditor’s Report”) to include the phrase “and schedule listed in the Index at Item 8”, which was inadvertently omitted by Deloitte & Touche LLP from the first paragraph of the Auditor’s Report included in the Original Filing.  The addition of this phrase to the Auditor’s Report does not affect Deloitte & Touche LLP’s unqualified opinion on the Company’s financial statements included in the Original Filing and Amendment No. 1.

Except as noted above, no changes were made to the Original Filing. This amendment speaks as of the Original Filing Date, and does not reflect events that may have occurred subsequent to the Original Filing Date.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sutherland Asset Management Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sutherland Asset Management Corporation and subsidiaries (the “Company”) as of December 31, 2017, and 2016, the related consolidated statements of income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and schedule listed in the Index at Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and 2016, and the results of their operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 16, 2018

We have served as the Company’s auditor since 2012.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) (3) Exhibits Files: The following exhibits are filed as part of this Amendment No. 1 pursuant to Item 601 of Regulation S-K:

Exhibit number	Exhibit description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

READY CAPITAL CORPORATION

Date: February 13, 2019	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board and Chief Executive Officer