Form 10-K
period 2018-12-31
Ready Capital Corp
filed 2019-03-13
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of June 30, 2018, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $296,481,510 based on the closing sales price of the registrant’s common stock on June 30, 2017 as reported on the New York Stock Exchange.

On March 1, 2019, the registrant had a total of 32,124,966 shares of common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2019 annual meeting of stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

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

•

the availability of attractive risk-adjusted investment opportunities in small to medium balance commercial loans (“SBC loans”), loans guaranteed by the U.S. Small Business Administration (the “SBA”) under its Section 7(a) loan program (the “SBA Section 7(a) Program”), mortgage backed securities (“MBS”), residential mortgage loans and other real estate-related investments that satisfy our investment objectives and strategies;

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

PART I

Item 1. Business.

GENERAL

Overview

We are a multi-strategy real estate finance company that originates, acquires, finances, and services SBC loans, SBA loans, residential mortgage loans, and to a lesser extent, MBS collateralized primarily by SBC loans, or other real estate-related investments.  Our loans range in original principal amounts up to $35 million and are used by businesses to purchase real estate used in their operations or by investors seeking to acquire small multi-family, office, retail, mixed use or warehouse properties. Our origination and acquisition platforms consist of the following four operating segments:

•

SBC Originations. We originate SBC loans secured by stabilized or transitional investor properties using multiple loan origination channels through our wholly-owned subsidiary, ReadyCap Commercial, LLC (“ReadyCap Commercial”). These originated loans are generally held-for-investment or placed into securitization structures. Additionally, as part of this segment, we originate and service multi-family loan products under Freddie Mac’s small balance loan program (the “Freddie Mac program”). These originated loans are sold.

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

•

Residential Mortgage Banking.  In connection with our merger with ZAIS Financial Corp. on October 31, 2016, we added a residential mortgage loan origination segment through its wholly-owned subsidiary, GMFS, LLC ("GMFS"). GMFS originates residential mortgage loans eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA,  USDA and VA through retail, correspondent and broker channels. These originated loans are then sold to third parties.

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

Our Path to Becoming a Public Company

Our history of acquiring SBC loans traces back to August 2007 when the Victoria series of funds (“Victoria Funds”) made their initial acquisition of an equity tranche of an SBC loan securitization. The Victoria Funds were formed and managed by our Manager to invest in a range of loan products requiring active management to generate returns. Our business was operated as part of the Victoria Funds until November of 2011 at which time the Victoria Funds contributed substantially all of their SBC loans to our operating partnership in exchange for substantially all of the operating partnership’s units, representing $371.5 million in assets and $262.2 million of equity capital. In November of 2013, we completed the private placement of shares of common stock and operating partnership units (“OP units”), pursuant to which we raised approximately $226 million of equity capital (the “2013 private placement”). Concurrently with the closing of the 2013 private placement, we engaged in a series of transactions, referred to as the REIT formation transactions, in order to allow us to conduct our business as a REIT for U.S. federal income tax purposes. As part of these transactions, we became a Maryland corporation.

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

On September 26, 2018, we filed Articles of Amendment to our charter (the “Articles of Amendment”) with the State Department of Assessments and Taxation of Maryland, to change our name to Ready Capital Corporation. In addition, we amended and restated our bylaws and the second amended and restated agreement of limited partnership, effective September 26, 2018, each solely the reflect the name change.

In connection with the name change, our trading symbol on the NYSE changed from “SLD” to “RC” for shares of our common stock.

On November 7, 2018, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Owens Realty Mortgage, Inc. (“ORM”), a specialty finance company that focuses on the origination, investment, and management of commercial real estate loans, primarily in the Western U.S. Pursuant to the Merger Agreement, the Company will acquire ORM in a stock-for-stock transaction, whereby each outstanding share of ORM common stock will be converted into the right to receive 1.441 shares of Company common stock, based on a fixed exchange ratio. The estimated total consideration transferred of $182.6 million represents the current value of the Company’s common stock, adjusted for the exchange ratio, based on a November 7, 2018 closing price. Upon the closing of the transaction, which is conditioned on shareholder approval, Ready Capital stockholders will own approximately 72.4% of the combined company’s stock, while Owens Realty Mortgage stockholders will own approximately 27.6%  of the combined company’s stock. The transaction is expected to close during the first quarter of 2019 and is subject to regulatory approvals and customary closing conditions. The stockholder base resulting from the acquisition of ORM is expected to enhance the trading volume and liquidity for our stockholders and support a greater level of institutional investor interest in our businesses.

Our Manager

We are externally managed and advised by Waterfall, an SEC registered investment adviser. Formed in 2005, Waterfall specializes in acquiring, managing, servicing and financing SBC and residential mortgage loans, as well as asset backed securities (“ABS”) and MBS. Waterfall has extensive experience in performing and non-performing loan acquisition, resolution and financing strategies. Waterfall’s investment committee is chaired by Thomas Capasse and Jack Ross, who serve as our Chief Executive Officer and President, respectively. Messrs. Capasse and Ross, who are co-founders of Waterfall, each have over 25 years of experience in managing and financing a range of financial assets, including having executed the first public securitization of SBC loans in 1993, through a variety of credit and interest rate environments. Messrs. Capasse and Ross have worked together in the same organization for more than 20 years. They are supported by a team of approximately 100 investment and other professionals with extensive experience in commercial mortgage credit underwriting, distressed asset acquisition and financing, SBC loan originations, commercial property valuation, capital deployment, financing strategies and legal and financial matters impacting our business.

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

Our Investment Strategy and Market Opportunities Across Our Operating Segments

Our investment strategy is to opportunistically expand our market presence in our acquisition and origination segments and further grow our SBC securitization capabilities which serve as a source of attractively priced, match-term financing.  Following the 2013 private placement transaction, we capitalized on the dislocation of the credit markets and depressed levels of available capital by acquiring SBC loans from distressed sellers at historically high risk-adjusted returns.  Alongside the growth in our acquired loan portfolio and using our experience in underwriting and managing such loans, we built out our SBC and SBA origination capabilities and most recently added a residential agency mortgage origination component.  As such, we have become a full-service real estate finance platform and we believe that the breadth of our business allows us to adapt to market conditions and deploy capital in our asset classes with the most attractive risk-adjusted returns.

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

The following table illustrates certain information with respect to our four business segments as of December 31, 2018.

	Loan	SBC	SBA Originations,	Residential Mortgage
	Acquisitions	Originations	Acquisitions and	Banking
Servicing
Coordinating Affiliate / Manager	Waterfall	ReadyCap Commercial	ReadyCap Lending	GMFS
Strategy	SBC loan acquisition	SBC loan origination	SBA loan origination, acquisition and servicing	Residential mortgage origination and servicing
Gross Assets	$646.3 million	$1,606.2 million	$455.5 million	$260.5 million
% Equity Allocation	18.8%	54.9%	14.8%	11.5%
Personnel	136*	80	102	235

*Employees of Waterfall Asset Management

According to the Federal Reserve, the U.S. commercial mortgage market including multi-family residences, and nonfarm, nonresidential mortgages totaled approximately $4.2 trillion as of December 2018.  The commercial mortgage market is largely bifurcated by loan size between “large balance” loans and “small balance” loans.  Large balance commercial loans typically include those loans with original principal balances of at least $20 million and are primarily financed by insurance companies and commercial mortgage backed securities (“CMBS”) conduits.  SBC loans typically include those loans with original principal amounts of between $500,000 and $35 million and are primarily financed by community and regional banks, specialty finance companies and loans guaranteed under the SBA loan programs.

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

Our Loan Portfolio

The table below presents a summary of the sourcing of our loan assets as of December 31, 2018 (in thousands):

Loan Type (1)	Segment	UPB	% of Total UPB	Carrying Amount (2)	% of Total Carrying Amount	Fair Value	% of Total Fair Value
Acquired loans	Loan Acquisitions (3)	$572,942	22.1%	$553,147	21.8%	$560,083	21.8%
Originated SBC loans	SBC Originations	787,973	30.5	800,072	31.5	796,329	31.0
Originated Freddie Mac loans	SBC Originations (4)	22,973	0.9	23,322	0.9	23,322	0.9
Originated Transitional loans	SBC Originations	668,353	25.8	664,733	26.2	671,132	26.1
Acquired SBA 7(a) loans	SBA Originations, Acquisitions and Servicing	357,977	13.8	320,274	12.6	346,524	13.5
Originated SBA 7(a) loans	SBA Originations, Acquisitions and Servicing (4)	109,402	4.2	106,722	4.2	105,035	4.1
Originated Residential Agency loans	Residential Mortgage Banking (4)	67,486	2.6	69,674	2.7	69,683	2.7
Total Loan portfolio		$2,587,106	100.0%	$2,537,944	100.0%	$2,572,108	100.0%

(1) Includes Loan assets of consolidated variable interest entities ("VIEs").
(2) Excludes specific and general allowance for loan losses.
(3) Excludes real estate acquired in settlement of loans.
(4) Excludes MSR assets.

The charts presented below illustrates additional information related to the geographic concentration, collateral concentration, and lien type of our loan portfolio:

LOAN PORTFOLIO COMPOSITION AS OF DECEMBER 31, 2018[1][2]

Geographic Location

California, 14.1%
Texas, 11.3%
Florida, 10.8%
New York, 6.3%
Georgia, 5.3%
Other, 52.2%

Lien Position

Subordinated Mortgage, 1.1%
Other, 0.6%
First Mortgage, 98.3%

Collateral Type

Other, 15.4%
SBA, 18.1%
Mixed use, 9.6%
Office, 15.1%
Multi-Family, 23.3%
Retail, 18.5%

SBA Collateral Type

Physicians Offices, 17.7%
Child Day Care Services, 9.9%
Other, 50.1%
Lodging, 10.1%
Veterinarians, 6.8%
Eating Places, 5.4%

READY CAPITAL

(1) As a percent of unpaid principal balance
(2) Excludes loans held-for-sale, at fair value

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

The following table summarizes our loan acquisitions since 2008, including acquisitions prior to the formation of our operating partnership in November 2011 when our business was operated as part of the Victoria Funds, as of December 31, 2018:

Acquisition Year(1)	Purchased UPB (in thousands)	Cost (in thousands)	Liquidated UPB (in thousands)	Liquidated Cost (in thousands)	Current UPB (in thousands)	Amortized Cost of Remaining Loans (in thousands)
2008	$21,887	$16,197	$20,108	$14,784	$1,477	$1,069
2009	18,604	9,351	17,900	9,043	608	572
2010	158,449	61,459	155,400	59,780	2,441	1,687
2011	356,378	233,444	316,829	202,773	30,793	27,221
2012	203,956	134,136	202,032	133,335	1,621	491
2013	221,549	152,603	180,211	119,245	32,313	27,248
2014	347,809	224,607	287,503	178,487	48,684	35,733
2015	208,504	199,597	123,368	118,847	67,328	63,892
2016	139,724	136,771	74,309	72,992	49,155	47,983
2017	97,951	95,830	28,781	28,699	62,365	60,425
2018	371,804	372,875	64,357	63,474	288,078	289,769
Total	$2,146,615	$1,636,870	$1,470,798	$1,001,458	$584,863	$556,092

(1)	Table includes real estate owned balances with current UPB of $11.9 million and a carrying value of approximately $2.9 million. Excludes general allowance for loan losses of $0.6 million.

The following chart sets forth certain information as of December 31, 2018 related to the unlevered yields on our acquired loan portfolio:

The following table sets forth certain information as of December 31, 2018 related to our acquired loan portfolio (in thousands):

Contractual Status (1)	Original UPB	Current UPB	Average UPB	Carrying Value (2)	Average Cost	Weighted Average Interest Rate	Weighted Average Maturity
Current	$1,151,935	$541,796	$674	$527,933	$657	6.3%	February 2027
30 - 59 days delinquent	9,364	5,444	340	4,749	297	6.5	November 2028
60 - 89 days delinquent	5,029	3,145	286	2,463	224	5.8	July 2027
90 - 179 days delinquent	11,671	8,278	443	5,437	320	6.3	August 2028
180 + days delinquent	19,969	10,131	326	4,831	297	6.6	January 2021
Bankruptcy	4,711	2,609	201	1,846	142	5.7	December 2024
Foreclosure	3,093	2,289	572	1,438	360	6.4	July 2031
Total	$1,205,772	$573,692	$648	$548,697	$616	6.3%	July 2026
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

Deal Name	Asset Class	Issuance	Ratings	Bonds Issued (in $ millions)	Weighted Average Debt Cost
WVMT 2011-SBC1	SBC Acquired Loans - NPL	February 2011	NR(1)	$40.5	7.0%
WVMT 2011-SBC2	SBC Acquired Loans	March 2011	DBRS(2)	97.7	5.1
WVMT 2011-SBC3	SBC Acquired Loans - NPL	October 2011	NR(1)	143.4	6.4
SCML 2015-SBC4	SBC Acquired Loans - NPL	August 2015	NR(1)	125.4	4.0
SCMT 2017-SBC6	SBC Acquired Loans	August 2017	NR(1)	154.9	3.3
SCMT 2018-SBC7	SBC Acquired Loans	November 2018	NR(1)	217.0	4.7
Total				$778.9	4.8%
(1)	Not rated.
(2)	DBRS is an SEC-registered nationally recognized statistical rating organization.

Our Loan Origination Platforms

We originate SBC loans generally ranging in initial principal amount of between $500,000 and $35 million, and typically with a duration of six years at origination. Our origination platform, which focuses on first mortgage loans, provides conventional SBC mortgage financing for SBC properties nationwide through the following programs:

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

	Stabilized Conventional/Agency Commercial Real Estate Lending		Transitional, Value-Add and Event Driven Commercial Real Estate Lending
	First Mortgage Product	Freddie Mac Product	Transitional Product
Loan Purpose	Purchase, Cash-Out Refinance, Rate & Term Refinance, Transitional Lite	Purchase, Cash-Out Refinance, Rate & Term Refinance	Purchase, Cash-Out Refinance, Rate & Term Refinance, Bridge
Product Highlights	Stabilized Properties, Single-Tenants, Earn-Outs, Transitional-Lite	>= 90% Occupancy	Unstabilized Properties, Earn-outs, Rehab/Renovation, Construction, Lease Roll Issues, Vacancy Issues
Core Property Types	Multi-family, Mixed Use, Retail, Office, Industrial	Multi-family	Multi-family, Mixed Use, Retail, Office, Industrial
Loan Size	$750,000 - $10,000,000	$1,000,000 - $5,000,000	$5,000,000 - $35,000,000
Terms	2 - 10 Years	5 - 20 Years	< 5 Years
Amortization	20 - 30 Years	20 - 30 Years	Full Term Interest Only
Leverage	Up to 75% LTV	Up to 80% LTV	Up to 80% LTV
Take Out	Term Securitization	GSE Wrap Securitization	CLO Securitization
Origination Fees	Up to 1%	Up to 1%	Up to 1% & Up to 2% Exit Fee

                                     (1) Bonds guaranteed by the GSEs.

Through December 31, 2018, we have originated more than $3.5 billion in SBC loans in 38 states since ReadyCap Commercial’s inception in September 2012.    The following chart summarizes our SBC conventional loan originations since ReadyCap Commercial’s formation:

As of December 31, 2018, our originated SBC loans held in our portfolio had a UPB of $1,479.3 million and a carrying value of approximately $1,488.1 million. Our originated SBC loans, substantially all of which are currently classified as performing loans, represented approximately 57.2% of the UPB and 58.6% of the carrying value of our total loan portfolio as of December 31, 2018.

The following table summarizes our originated SBC loan securitization activities:

Deal Name	Asset Class	Issuance	Ratings	Bonds Issued (in $ millions)	Weighted Average Debt Cost
RCMT 2014-1	SBC Originated Conventional	September 2014	MDY(1) / DBRS	$181.7	3.2%
RCMT 2015-2	SBC Originated Conventional	November 2015	MDY(1) / Kroll(2)	218.8	4.0%
FRESB 2016-SB11	Originated Agency Multi-family	January 2016	GSE Wrap(3)	110.0	2.8%
FRESB 2016-SB18	Originated Agency Multi-family	July 2016	GSE Wrap(3)	118.0	2.2%
RCMT 2016-3	SBC Originated Conventional	November 2016	MDY(1) / Kroll(2)	162.1	3.4%
FRESB 2017-SB33	Originated Agency Multi-family	June 2017	GSE Wrap(3)	197.9	2.6%
RCMF 2017-FL1	SBC Originated Transitional	August 2017	MDY(1) / Kroll(2)	198.8	L + 139 bps
FRESB 2018-SB45	Originated Agency Multi-family	January 2018	GSE Wrap	362.0	2.8%
RCMT 2018-4	SBC Originated Conventional	March 2018	MDY(1) / Kroll(2)	165.0	3.8%
RCMF 2018-FL2	SBC Originated Transitional	June 2018	MDY(1) / Kroll(2)	217.1	L + 121 bps
FRESB 2018-SB52	Originated Agency Multi-family	September 2018	GSE Wrap	505.0	2.9%
Total				$2,436.40	4.2%
(1)	Moody’s is a rating agency and an SEC-registered nationally recognized statistical rating organization.
(2)	Kroll Bond Rating Agency is a rating agency and an SEC-registered nationally recognized statistical rating organization.
(3)	GSE wrap guarantee.

Additionally, ReadyCap Commercial has been approved by Freddie Mac as one of 11 originators and servicers for multi-family loan products under the Freddie Mac program. As of December 31, 2018, ReadyCap Commercial employs 80 people focused on originating and supporting the SBC loan origination business.

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

Sources:  SBA, Business Development Corporation, Office of the Comptroller of the Currency, Congressional Research Service

      Our return on equity related to the SBA 7(a) program is generated through retained yield on the unguaranteed principal balance as well as sale premium and retained servicing on the guaranteed principal balance as displayed by the following:

The following table sets forth certain information as of December 31, 2018 related to our acquired SBA 7(a) loan portfolio (in thousands):

Contractual Status (1)	Original UPB	Current UPB	Average UPB	Carrying Value (2)	Average Cost	Weighted Average Rate	Weighted Average Maturity
Current	$750,360	$328,021	$251	$298,032	$228	6.9%	March 2028
30 - 89 days delinquent	48,175	16,645	216	14,942	194	7.1	July 2026
90+ days delinquent	54,131	10,124	123	3,907	48	7.1	December 2027
Bankruptcy	23,173	3,174	96	1,602	49	6.0	March 2025
Total	$875,839	$357,964	$143	$318,483	$211	6.9%	January 2028
(1) Includes loan assets of consolidated VIEs. (2) Excludes specific and general allowance for loan losses.

We have originated more than $393.8 million in SBA loans in 38 states since the program’s inception in mid-2015 through December 31, 2018.  As of December 31, 2018, our originated SBA loans held in our loan portfolio had a UPB of $109.4 million and a carrying value of approximately $106.7 million.

The following table sets forth certain information as of December 31, 2018 related to our sale of originated SBA loans (in thousands):

Quarter	Proceeds Received for Sale of Guaranteed Portion of Loans	UPB Sold	Net Proceeds	Weighted Average Sales Premium
Q1 2016	$10,344	$9,271	$1,072	11.6%
Q2 2016	6,964	6,186	778	12.6
Q3 2016	14,414	12,879	1,535	11.9
Q4 2016	12,857	11,732	1,125	9.6
Q1 2017	10,638	9,595	1,044	10.9
Q2 2017	23,570	21,125	2,445	11.6
Q3 2017	32,855	29,354	3,501	11.9
Q4 2017	28,189	25,260	2,929	11.6
Q1 2018	33,647	30,158	3,487	11.6
Q2 2018	55,574	50,064	5,510	11.0
Q3 2018	35,086	31,995	3,091	9.7
Q4 2018	54,996	50,426	4,570	9.1
Total	$372,153	$338,690	$33,462	9.9%

The following table sets forth certain information as of December 31, 2018, related to our SBA servicing portfolio (in thousands):

Origination Vintage	Serviced Principal Balance	Weighted Average Servicing Fee	Weighted Average Remaining Term (in months)	% in Default
< 1999	$2,055	2.1%	52	10.1%
2000 - 2004	39,349	1.7	103	6.0
2005 - 2009	167,702	2.2	139	10.1
2010 - 2014	33,207	1.0	198	6.5
2015 +	263,842	1.0	225	1.0
Total	$506,155	1.5%	185	4.8%

We use the securitization markets to access term financing on the unguaranteed retained portion of the SBA 7(a) Program loans. The following table summarizes our SBA loan securitization activities:

Deal Name	Asset Class	Issuance	Ratings	Collateral Securitized	Weighted Average Debt Cost
RCLT 2015-1	SBA 7(a) Loans	June 2015	S&P(1)	$ 189.5 million	2.5%
(1)	S&P is a rating agency and an SEC-registered nationally recognized statistical rating organization.

Residential Mortgage Origination Platform

GMFS currently originates loans that are eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, VA and USDA through retail, correspondent and broker channels. GMFS is licensed in 18 states and provides a wide range of residential mortgage services, including home purchase financing, mortgage refinancing, reverse mortgages, new construction loans and condo financing. GMFS operates through 13 retail branches located in Louisiana, Georgia, Mississippi, Alabama, and Texas. GMFS employs both a servicing retained and servicing released execution strategy, while retaining approximately 85-90% of current production. Our residential mortgage loan portfolio represented approximately 2.7% of the carrying value and 2.6% of the UPB of our total loan portfolio as of December 31, 2018. Our residential mortgage origination platform employed a total of 235 people as of December 31, 2018.

GMFS provides a residential origination platform to our sourcing capabilities, allowing access to new credit investment opportunities while controlling the origination process.  We believe we can enhance and grow the GMFS origination platform through better access to capital and an expanded product offering. In addition, using this platform we intend to continue to invest in MSRs through retention and secondary market transactions and to selectively pursue new residential product offerings.

Highlights of the historical GMFS origination activity by purpose for the year ended December 31, 2018 are as follows:

The following table sets forth certain historical information related to the GMFS servicing of residential mortgage loans:

Highlights of the GMFS operating activity (which is included in our residential mortgage banking segment) for the year ended December 31, 2018 are as follows:

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

As of December 31, 2018, our Manager has identified approximately $1,004.2 million in potential assets as measured by the fully committed amounts of the loans, comprised of:

•	$230.0 million in potential acquisitions of SBC loans,

•	$482.5 million in SBC loan originations,

•	$167.7 million in SBA loan originations, and

•	$124.0 million in commitments to originate residential agency loans.

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

As of December 31, 2018, our committed and outstanding financing arrangements included:

•	Seven committed credit facilities and three master repurchase agreements to finance our SBC and residential mortgage loans with $729.7 million of borrowings outstanding;

•	$905.3 million of securitized debt obligations outstanding from $3.4 billion ABS that financed our whole loan acquisitions and SBC originations;

•	master repurchase agreements with four counterparties to fund our acquisition of MBS, short term investments, and SBC loans with $635.2 million of borrowings outstanding;

•	$50.0 million in principal amount of 6.50% senior notes due 2021, our “Corporate Debt,” to originate or acquire our target assets and for general corporate purposes;

•	$180.0 million in principal amount of 7.50% senior secured notes due 2022, or “Senior Secured Notes,” to originate or acquire our target assets and for general corporate purposes; and

•

$115.0 million in principal amount of 7.00% convertible senior notes due 2023, our “Convertible Notes (and together with our Corporate Debt and Senior Secured Notes, the “Notes”), to originate or acquire our target assets and for general corporate purposes.

Our financing agreements require the company to maintain a debt-to-equity leverage ratio at certain levels. The amount of leverage we may employ for particular assets will depend upon the availability of particular types of financing and our Manager's assessment of the credit, liquidity, price volatility and other risks of those assets and financing counterparties. We currently target a total debt-to-equity leverage ratio between 3:1 to 4:1 and a recourse debt-to-equity leverage ratio between 1.5:1 to 2.5:1. We believe that these target leverage ratios are conservative for these asset classes and exemplify the conservative levels of borrowings we intend to use over time. We intend to use leverage for the primary purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. We may, however, be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements that we may enter into in the future, and we may be subject to margin calls as a result of its financing activity. At December 31, 2018, we had a leverage ratio of 2.1x on a recourse debt-to-equity ratio.

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

In the face of this competition, we expect to have access to our Manager’s professionals and their industry expertise, which may provide us with a competitive advantage in sourcing transactions and help it assess acquisition and origination risks and determine appropriate pricing for potential assets. Additionally, we believe that we are currently one of only a handful of active market participants in the secondary SBC loan market. Due to the special servicing expertise needed to effectively manage these assets, the small size of each loan, the uniqueness of the real properties that collateralize the loans and the need to bring residential mortgage credit analysis into the underwriting process, we expect a competitive demand for these assets to remain constrained. We seek to manage credit risk through our loan-level pre-origination or pre-acquisition due diligence and underwriting processes, which as of December 31, 2018 has limited the amount of realized losses. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see “Item 1A - Risk Factors – Risks Related to Our Business – New entrants in the market for SBC loan acquisitions and originations could adversely impact our ability to acquire SBC loans at attractive prices and originate SBC loans at attractive risk-adjusted returns.”

EMPLOYEES; STAFFING

We are managed by Waterfall pursuant to the management agreement with Waterfall. Frederick Herbst, who is employed by Waterfall and serves as our Chief Financial Officer, is dedicated exclusively to us, along with seven of Waterfall’s accounting professionals, one marketing professional, and one information technology professional whom are also dedicated primarily to us. Waterfall or we may in the future hire additional personnel that may be dedicated to our business. Waterfall is not, however, obligated under the management agreement to dedicate any of its personnel exclusively to our business, nor is it or its personnel obligated to dedicate any specific portion of its or their time to our business. Accordingly, with the exception of our Chief Financial Officer, our executive officers are not required to devote any specific amount of time to our business. We are responsible for the costs of our own employees. However, with the exception of our ReadyCap Commercial, ReadyCap Lending and GMFS subsidiaries, which will employ its own personnel, we do not expect to have our own employees.

Our corporate headquarters are located at 1140 Avenue of the Americas, 7th Floor, New York, NY 10036, and our telephone number is (212) 257-4600.

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth certain information with respect to our executive officers.

Name	Age	Position with the Company
Thomas E. Capasse	61	Chairman of the Company Board of Directors and Chief Executive Officer
Jack J. Ross	61	President and Director
Frederick C. Herbst	61	Chief Financial Officer
Tom Buttacavoli	41	Chief Investment Officer

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

AVAILABLE INFORMATION

We maintain a website at www.readycapital.com and will make available, free of charge, on our website (a) our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (collectively, “Company Documents”) filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Director Independence Standards, (d) Code of Conduct and Ethics and (e) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the board of directors. Company Documents filed with, or furnished to, the SEC are also available for review and copying by the public at the SEC’s website at www.sec.gov. We provide copies of our Corporate Governance Guidelines and Code of Conduct and Ethics, free of charge, to stockholders who request such documents. Requests should be directed to Jacques Cornet, ICR, Inc., at 685 Third Avenue, 2nd Floor, New York, NY 10017.

Item 1A. Risk Factors

Our business and operations are subject to a number of risks and uncertainties, the occurrence of which could adversely affect our business, financial condition, consolidated results of operations and ability to make distributions to stockholders and could cause the value of our capital stock to decline. Please refer to the section entitled “Forward-Looking Statements.”

Risks Related to Our Business

Our acquisitions and the integration of acquired businesses subject us to various risks and may not result in all of the cost savings and benefits anticipated, which could adversely affect our financial condition or results of operations.

     We have in the past, and may in the future, seek to grow our business by acquiring other businesses that we believe will complement or augment our existing businesses. In the first half of 2019, we expect to complete our acquisition of ORM. In October 2016, we completed our merger with ZAIS Financial. We cannot predict with certainty the benefits of these acquisitions, which often constitute multi-year endeavors. There is risk that our acquisitions may not have the anticipated positive results, including results relating to: correctly assessing the asset quality of the assets being acquired; the total cost and time required to complete the integration successfully; being able to profitably deploy funds acquired in an acquisition; or the overall performance of the combined entity.

     If we are unable to successfully integrate our acquisitions into our business, we may never realize their expected benefits. With each acquisition, we may discover or experience unexpected costs, liabilities for which we are not indemnified, delays, lower than expected cost savings or synergies, or incurrence of other significant charges such as impairment of goodwill or other intangible assets and asset devaluation. In addition, we may be unable to successfully integrate the diverse company cultures, retain key personnel, apply our expertise to new competencies, or react to adverse changes in industry conditions.

    Acquisitions may also result in business disruptions that could cause customers to move their business to our competitors. It is possible that the integration process related to acquisitions could result in the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with clients, customers, and employees. The loss of key employees in connection with an acquisition could adversely affect our ability to successfully conduct our business. Acquisition and integration efforts could divert management attention and resources, which could have an adverse effect on our financial condition and results of operations. Additionally, the operation of the acquired businesses may adversely affect our existing profitability, and we may not be able to achieve results in the future similar to those achieved by our existing business or manage growth resulting from the acquisition effectively.

We anticipate that a significant portion of our investments will be in the form of SBC loans that are subject to increased risks.

Our acquired non-performing loans represented in the aggregate 4.3% of the UPB and 4.0% of the carrying value, of our total loan portfolio as of December 31, 2018. As of December 31, 2018, our 376 non-performing loans had a current unpaid principal balance of $112.6 million and a carrying value of $100.7 million. We consider a loan to be performing if the borrower is current on 100% of the contractual payments due for principal and interest during the most recent 90 days. We consider a loan to be non-performing if the borrower does not meet the criteria of a performing loan. Non-performing SBC loans are subject to increased risks of credit loss for a variety of reasons, including, the underlying property is too highly-leveraged or the borrower has experienced financial distress. Whatever the reason, the borrower may be unable to meet its contractual debt service obligation to us or our subsidiaries. Non-performing SBC loans may require a substantial amount of workout negotiations and/or restructuring, which may divert our attention from other activities and entail, among other things, a substantial reduction in the interest rate or capitalization of past due interest. However, even if restructurings are successfully accomplished, risks still exist that borrowers will not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity. Additional risks inherent in the acquisition of non-performing SBC loans include undisclosed claims, undisclosed tax liens that may have priority, higher legal costs and greater difficulties in determining the value of the underlying property.

As of December 31, 2018 the average loan-to-value (“LTV”), of ReadyCap Commercial’s originated portfolio was 61%. The weighted LTV of our acquired loans was 72% as of December 31, 2018. If such SBC loans with higher LTV ratios become delinquent, we may experience greater credit losses compared to lower-leveraged properties. Additional risks inherent in the acquisition of delinquent SBC loans include undisclosed claims, undisclosed tax liens that may have priority, higher legal costs and greater difficulties in determining the value of the underlying property.

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

Most mortgage loans and securitizations of mortgage loans require a servicer to manage collections for each of the underlying loans. We will service our loan portfolio under a “component servicing” model (which includes the use of primary servicing by nationally recognized servicers and sub-servicing by participants in our Qualified Partner Program (“QPP”), who specialize in assets for the particular region in which the asset sits), which allows for highly customized loss mitigation strategies for non-performing and performing loans. Performing SBC loans (either loans purchased with historical activity, i.e., not originated, purchased in the secondary market or ReadyCap Commercial originations) will be securitized with us retaining the subordinate tranches. KeyBank Real Estate Capital, performs both primary and special servicing with all loss mitigation decisions directed by Waterfall (which also maintains an option to purchase delinquent loans from the securitization trust). Non-performing SBC loans are serviced either through an approved SBC primary servicer providing both primary and special servicing or providing only primary servicing with special servicing contracted to smaller regionally focused SBC operators and servicers who gain eligibility to participate in its QPP. Servicers’ responsibilities include providing collection activities, loan workouts, modifications and refinancings, foreclosures, short sales, sales of foreclosed real estate and financings to facilitate such sales. Both default frequency and default severity of loans may depend upon the quality of the servicer. If a servicer is not vigilant in encouraging the borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If a servicer takes longer to liquidate non-performing assets, loss severities may be higher than originally anticipated. Higher loss severity may also be caused by less competent dispositions of real estate owned properties.

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

If a servicer were to go into bankruptcy, it may stop performing its servicing functions (including any obligations to advance moneys in respect of a mortgage loan) and it may be difficult to find a third party to act as that servicer’s successor. Alternatively, the servicer may take the position that unless the amount of its compensation is increased or the terms of its servicing obligations are otherwise altered it will stop performing its obligations as servicer. If it were to be difficult to find a third party to succeed the servicer, we may have no choice but to agree to a servicer’s demands. The servicer may also have the power, with the approval of the bankruptcy court, to assign its rights and obligations to a third party without our consent, and even over our objections, and without complying with the terms of the applicable servicing agreement. The automatic stay provisions of Title 11 of the United States Code (the “Bankruptcy Code”), would prevent (unless the permission of the bankruptcy court were obtained) any action by us to enforce the servicer’s obligations under its servicing agreement or to collect any amount owed to us by the servicer. The Bankruptcy Code also prevents the removal of the servicer as servicer and the appointment of a successor without the permission of the bankruptcy court or the consent of the servicer.

Any costs or delays involved in the completion of a foreclosure or liquidation of the underlying property may further reduce proceeds from the property and may increase the loss.

In the future, it is possible that we may find it necessary or desirable to foreclose on some, if not many, of the SBC loans we acquire, and the foreclosure process may be lengthy and expensive. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us including, without limitation, numerous lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action and force us into a modification of the SBC loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can sometimes take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process. Foreclosure may create a negative public perception of the related mortgaged property, resulting in a decrease in its value. Even if we are successful in foreclosing on a SBC loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the SBC loan, resulting in a loss to us. Furthermore, any costs or delays involved in the completion of a foreclosure of the SBC loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss. Any such reductions could materially and adversely affect the value of the commercial SBC loans in which we invests and, therefore, could have a material and adverse effect on our business, results of operations and financial condition.

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

The U.S. Government, Federal Reserve, Treasury, the SEC and other governmental and regulatory bodies have taken or are taking various actions involving intervention in the economic and financial system and regularly reform of the oversight of financial markets. We cannot predict whether or when such actions may occur or what effect, if any, such actions could have on our business, results of operations and financial condition. For example, in July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act has imposed significant restrictions on the proprietary trading activities of certain banking entities and has subjected other systemically significant organizations regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the MBS market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. The Dodd-Frank Act also imposes significant regulatory restrictions on the origination and securitization of commercial mortgage loans. Also, the SEC has proposed significant changes to Regulation AB, which, if adopted in their present form, could have sweeping changes to commercial and residential mortgage loan securitization markets as well as to the market for the re-securitization of MBS. The Dodd-Frank Act also created a new regulator, the Consumer Financial Protection Bureau (the “CFPB”), which oversees many of the core laws which regulate the mortgage industry, including the Real Estate Settlement Procedures Act and the Truth in Lending Act. While the full impact of the Dodd-Frank Act and the role of the CFPB cannot be assessed until all implementing regulations are released, the Dodd-Frank Act’s extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties and the availability or terms of SBC loans and MBS, both of which may have an adverse effect on our financial condition and results of operations.

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

We may be required to obtain and maintain various approvals and/or licenses from federal or state governmental authorities, government sponsored entities or similar bodies in connection with some or all of our activities. There is no assurance that we can obtain and maintain any or all of the approvals and licenses that we desire or that we will avoid experiencing significant delays in seeking such approvals and licenses. Furthermore, we will be subject to various disclosure and other requirements to obtain and maintain these approvals and licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses will restrict our options and ability to engage in desired activities, and could subject us to fines, suspensions, terminations and various other adverse actions if it is determined that we have engaged without the requisite approvals or licenses in activities that required an approval or license, which could have a material and adverse effect on our business, results of operation and financial condition.

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

We will be dependent on Waterfall for our day-to-day management. Frederick Herbst, who is employed by Waterfall and serves as our Chief Financial Officer, is dedicated exclusively to our business, and seven of Waterfall’s accounting professionals are also dedicated exclusively to our business, and such persons are expected to be dedicated to us. In addition, Waterfall or we may in the future hire additional personnel that may be dedicated to our business. Waterfall is not, however, obligated under the management agreement to dedicate any of its personnel exclusively to our business, nor is it or its personnel obligated to dedicate any specific portion of its or their time to our business. We will also be responsible for the costs of our own employees. However, with the exception of our subsidiaries, which will employ their own personnel, we do not expect to have our own employees. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the executive officers and key personnel of Waterfall. The executive officers and key personnel of Waterfall will evaluate, negotiate, structure, close and monitor our acquisitions of assets, and our success will depend on its continued service. The departure of any of the executive officers or key personnel of Waterfall could have a material adverse effect on our performance. In addition, we offer no assurance that Waterfall will remain our Manager or that we will continue to have access to Waterfall’s principals and professionals. The initial term of our management agreement with Waterfall only extends for three years from the closing of the ZAIS Financial merger, with automatic one-year renewal terms starting on the third anniversary of the closing of the ZAIS Financial merger. If the management agreement is terminated and no suitable replacement is found to manage the Company, we may not be able to execute our business plan.

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

We are subject to conflicts of interest arising out of our relationship with Waterfall and its affiliates. Frederick Herbst, who is employed by Waterfall and serves as the Company’s Chief Financial Officer, is dedicated exclusively to the Company, along with seven of Waterfall’s accounting professionals, one marketing professional, and one information technology professional whom are also dedicated exclusively to our Company. With the exception of our subsidiaries, which will employ their own personnel, we do not expect to have our own employees. In addition, we expect that the Chief Executive Officer, President, portfolio managers and any other appropriate personnel of Waterfall will devote such portion of their time to our affairs as is necessary to enable us to effectively operate its business. Waterfall and our officers may have conflicts between their duties to us and their duties to, and interests in, Waterfall and its affiliates. Waterfall is not required to devote a specific amount of time or the services of any particular individual to our operations. Waterfall manages or provides services to other clients, and we will compete with these other clients for Waterfall’s resources and support. The ability of Waterfall and its officers and personnel to engage in other business activities may reduce the time they spend advising us.

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

In March 2014, due to the size of SBC mortgage loan opportunities, which exceeded our financing capacity at that time, Waterfall sponsored the Olympic Fund. The Olympic Fund was established to invest in assets that may not be qualifying assets for REIT purposes or to invest in SBC loan assets that we decline to purchase for any reason. These opportunities were first presented to us and a majority of our board of directors (including a majority of our independent directors) decided not to acquire such assets and consented to the formation of the Olympic Fund. The Olympic Fund was liquidated in February 2019.

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

GMFS is a seller/servicer approved to sell residential mortgage loans to Freddie Mac, Fannie Mae, the Housing and Urban Development (“HUD”)/ FHA, the USDA, and the VA and failure to maintain its status as an approved seller/servicer could harm our business.

GMFS is an approved Fannie Mae Seller-Servicer, Freddie Mac Seller-Servicer, Ginnie Mae issuer, HUD/ FHA mortgagee, USDA approved originator, and VA lender. As an approved seller/servicer, GMFS is required to conduct certain aspects of its operations in accordance with applicable policies and guidelines published by these entities. Failure to maintain GMFS’s status as an approved seller/servicer would mean it would not be able to sell mortgage loans to these entities, could result in it being required to re-purchase loans previously sold to these entities, or could otherwise restrict our business and investment options and could harm our business and expose us to losses or other claims. Fannie Mae, Freddie Mac or these other entities may, in the future, require GMFS to hold additional capital or pledge additional cash or assets in order to maintain approved seller/servicer status, which, if required, would adversely impact our financial results.

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

As a result of alleged deficiencies in foreclosure practices, a number of servicers temporarily suspended foreclosure proceedings beginning in the second half of 2010 while they evaluated their foreclosure practices. In late 2010, a group of state attorneys general and state bank and mortgage regulators representing nearly all 50 states and the District of Columbia, along with the U.S. Department of Justice and HUD, began an investigation into foreclosure practices of banks and servicers. The investigations and lawsuits by several state attorneys general led to a settlement agreement in March 2012 with five of the nation’s largest banks, pursuant to which the banks agreed to pay more than $25 billion to settle claims relating to improper foreclosure practices. The settlement does not prohibit the states, the federal government, individuals or investors in RMBS from pursuing additional actions against the banks and servicers in the future.

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

Homeowner association super priority liens may take priority over the mortgage lien. In some jurisdictions it is possible that the first lien of a mortgage may be extinguished by super priority liens of homeowners associations (“HOAs”), potentially resulting in a loss of the outstanding principal balance of the mortgage loan. In a number of states, HOA or condominium association assessment liens can take priority over first lien mortgages in certain circumstances. The number of these so called superlien jurisdictions has increased in the past few decades and may increase further. Recent rulings by the highest courts in Nevada and the District of Columbia have held that the superlien statute provides the HOA or condominium association with a true lien priority rather than a payment priority from the proceeds of the sale, creating the ability to extinguish the existing senior mortgage and greatly increasing the risk of losses on mortgage loans secured by homes whose owners fail to pay HOA or condominium fees. If an HOA, or a purchaser of an HOA superlien, completes a foreclosure in respect of an HOA superlien on a mortgaged property, the related mortgage loan may be extinguished. In those circumstances, a loan owner could suffer a loss of the entire principal balance of such mortgage loan. A servicer might be able to attempt to recover, on an unsecured basis, by suing the related mortgagor personally for the balance, but recovery in these circumstances will be problematic if the related mortgagor has no meaningful assets against which to recover. Special assessments and energy efficiency liens may take priority over the mortgage lien. Mortgaged properties securing mortgage loans may be subject to the lien of special property taxes and/or special assessments. These liens may be superior to the liens securing the mortgage loans, irrespective of the date of the mortgage. In some instances, individual mortgagors may be able to elect to enter into contracts with governmental agencies for property assessed clean energy or similar assessments that are intended to secure the payment of energy and water efficiency and distributed energy generation improvements that are permanently affixed to their properties, possibly without notice to or the consent of the mortgagee. These assessments may also have lien priority over the mortgages securing mortgage loans. No assurance can be given that a mortgaged property so assessed will increase in value to the extent of the assessment lien. Additional indebtedness secured by the assessment lien would reduce the amount of the value of a mortgaged property available to satisfy the affected mortgage loan. Such actions could have a dramatic impact on our business, results of operations and financial condition, and the cost of complying with any additional laws and regulations could have a material adverse effect on our business, financial condition, results of operations, the market price of our common stock and our ability to pay dividends to our stockholders.

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

We will use prudent leverage to increase potential returns to our stockholders. We have completed several securitizations of predominantly SBC loan and SBA 7(a) loan assets since January 2011, issuing bonds with an aggregate face value of $3.8 billion. As of December 31, 2018, our committed and outstanding financing arrangements included:

•	Seven committed credit facilities and three master repurchase agreements to finance our SBC and residential mortgage loans with $831.6 million of borrowings outstanding;

•	$905.0 million of securitized debt obligations outstanding from $3.4 billion ABS that financed our whole loan acquisitions and SBC originations;

•	master repurchase agreements with four counterparties to fund our acquisition of MBS, short term investments, and SBC loans with $635.2 million of borrowings outstanding;

•	$50.0 million in principal amount of our Corporate Debt to originate or acquire its target assets and for general corporate purposes;

•	$180.0 million in principal amount of our Senior Secured Notes, to originate or acquire our target assets and for general corporate purposes; and

•	$115.0 million in principal amount of our Convertible Notes, to originate or acquire our target assets and for general corporate purposes.

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

In June 2017, we extended our master repurchase agreement to finance our acquisition of SBC loans for up to $200.0 million, $102.6 million of which is committed, with $97.4 million outstanding as of December 31, 2018. In December 2015, we closed on a master repurchase agreement to fund the origination of our SBC loans for up to $275.0 million, with $173.8 million outstanding as of December 31, 2018, which was extended in February 2017 and further extended in February 2018 through February 14, 2020. In June 2016, we closed on a master repurchase agreement to fund the origination of transitional loans and acquisition of mezzanine loans for up to $250.0 million, with $60.5 million outstanding as of December 31, 2018. In June 2017, we extended the maturity date under this repurchase agreement through June 2018. We also entered into master repurchase agreements to fund our acquisition of SBC ABS and short-term investments with four counterparties and had $65.4 million of borrowings as of December 31, 2018. We also entered into a promissory note agreement with $6.1 million outstanding as of December 31, 2018. We may use these facilities together with other borrowings structured as repurchase agreements to finance our assets. If the market value of the assets pledged or sold by us under a repurchase agreement borrowing to a financing institution declines, we will normally be required by the financing institution to pay down a portion of the funds advanced, but we may not have the funds available to do so, which could result in defaults. Repurchase agreements that we may use in the future may also require us to provide additional collateral if the market value of the assets pledged or sold by us to a financing institution declines. Posting additional collateral to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. In the event we do not have sufficient liquidity to meet such requirements, financing institutions can accelerate repayment of our indebtedness, increase interest rates, liquidate our collateral or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection. For further information on our repurchase agreements see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —  Liquidity and Capital Resources” included in this annual report on Form 10-K.

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

The change of control provisions in the Notes and the related indentures could deter, delay or prevent an otherwise beneficial merger, acquisition, tender offer or other takeover attempt involving our Company.

The change of control provisions in the Notes and the related indentures could make it more difficult or more expensive for a third-party to acquire our Company.  If a merger, acquisition, tender offer or other takeover attempt involving our Company by a third-party constitutes a change of control under the related indentures, we or ReadyCap Holdings may be required to offer to repurchase all of the Notes. As a result, our obligations under the Notes could increase the cost of acquiring our Company or otherwise discourage a third party from acquiring our Company.

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

As previously disclosed in the Joint Proxy Statement Prospectus filed on August 26, 2016 and in our annual report on Form 10-K for the year ended December 31, 2017, a counterparty (the “Counterparty”) whose predecessor purchased mortgage loans from GMFS, which is currently our subsidiary, asserted claims against GMFS for breach of representations and warranties arising out these mortgage loan sales (the “Claims”).  We estimate that dating back to a period that began in 1999 and ended in 2006, approximately $1 billion of mortgage loans were sold servicing released by GMFS to the predecessor to the Counterparty.  As we have also previously disclosed, GMFS entered into a statute of limitations tolling agreement with the Counterparty on December 12, 2013 related to the Claims, which was further amended to extend the expiration date, most recently to May 15, 2017.

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

GMFS was an indirect subsidiary of ZAIS Financial when our Company completed its merger transaction with ZAIS Financial on October 31, 2016.  As disclosed in the Joint Proxy Statement Prospectus used in connection with the merger transaction and in our annual report on Form 10-K for the year ended December 31, 2017, ZAIS Financial had originally acquired GMFS on October 31, 2014 (the “GMFS 2014 acquisition”) from investment partnerships that were advised by our Manager, and from certain other entities controlled by GMFS management (together, the “2014 GMFS sellers”).  The terms of the GMFS 2014 acquisition provided for the payment of both cash consideration and the possible payment of additional contingent consideration based on the achievement by GMFS of certain financial milestones specified in the GMFS 2014 acquisition agreement.

The GMFS 2014 acquisition agreement contained representations and warranties related to GMFS, as well as indemnification obligations to cover breaches of representations and warranties, repurchase claims or demands from investors in respect of mortgage loans originated, purchased or sold by GMFS prior to the closing date of the acquisition.  The GMFS 2014 acquisition agreement also established an escrow fund to support the payment of indemnification claims and allowed for indemnification claims to be offset against the contingent consideration that would otherwise be payable to the GMFS 2014 sellers under the GMFS 2014 acquisition agreement.  In accordance with the terms of the GMFS 2014 acquisition agreement, we applied the amounts paid to the Counterparty in settlement of the Claims to offset the amount of contingent consideration that we would otherwise be required to pay to the GMFS 2014 sellers under the GMFS 2014 acquisition agreement. We also recorded the amounts paid under the Settlement Agreement as a reduction of the $14.5 million liability that was accrued on our balance sheet as of December 31, 2017 to cover the possible payment of contingent consideration pursuant to the GMFS 2014 acquisition. As a result, we do not expect that the settlement will result in a charge to our earnings or otherwise adversely impact our results of operations.

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

In particular, the Dodd-Frank Act requires certain derivatives, including certain interest rate swaps, to be executed on a regulated market and cleared through a central counterparty. Unlike uncleared swaps, the counterparty for the cleared swaps is the clearing house, which reduces counterparty risk. However, cleared swaps require us to appoint clearing brokers and to post margin in accordance with the clearing house’s rules, which has resulted in increased costs for cleared swaps over uncleared swaps. Margin requirements for uncleared swaps have recently been issued by certain regulators, and requirements from other regulators are expected to be issued soon. Starting March 1, 2017, these rules require us to post margin for uncleared swaps with swap dealers. The margin for both cleared and uncleared swaps will generally be limited to cash and certain types of securities. These requirements may increase the costs of hedging and induce us to change or reduce our use of hedging transactions.

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

Our loan portfolio is concentrated in California, Texas, Florida, New York, and Georgia and represents approximately 14.1%, 11.3%, 10.8%, 6.3%, and 5.3%,  respectively, of our total loans as of December 31, 2018. Continued deterioration of economic conditions in these or in any other state in which we have a significant concentration of borrowers could have a material and adverse effect on our business by reducing demand for new financings, limiting the ability of customers to repay existing loans and impairing the value of our real estate collateral and real estate owned properties. For example, the real estate market in South Florida has experienced a significant downturn which has an adverse impact on the collateral securing our loans in these areas.

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

Our lending business could be materially and adversely affected by circumstances or events limiting the availability of funds for SBA loan programs. A government shutdown occurred in October 2013 and December 2018 that affected the ability of entities to originate SBA loans because Congress failed to approve a budget which in turn eliminated the availability of funds for these programs. A government shutdown could occur again, which may affect our ability to originate government guaranteed loans and to sell the government guaranteed portions of those loans in the secondary market. A government shutdown may adversely affect our SBA loan program acquisitions and originations and our results of operations.

We are a seller/servicer approved to sell mortgage loans to Freddie Mac and failure to maintain our status as an approved seller/servicer could harm our business.

We are an approved Freddie Mac seller/servicer. As an approved seller/servicer, we are required to conduct certain aspects of our operations in accordance with applicable policies and guidelines published by Freddie Mac and we are required to pledge a certain amount of cash to Freddie Mac to collateralize potential obligations to it. Freddie Mac performed an audit in June 2016.  As a result of that audit, ReadyCap Commercial received an overall assessment of Satisfactory.  Failure to maintain our status as an approved seller/servicer would mean we would not be able to sell mortgage loans to Freddie Mac, could result in us being required to re-purchase loans previously sold to Freddie Mac, or could otherwise restrict our business and investment options and could harm our business and expose us to losses or other claims. Freddie Mac may, in the future, require us to hold additional capital or pledge additional cash or assets in order to maintain approved seller/servicer status, which, if required, would adversely impact our financial results. Loans sold to Freddie Mac that may be required to be re-purchased as of December 31, 2018 included 37 loans with a combined unpaid principal balance of $79.3 million.

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

To maintain our qualification as a REIT and generally not be subject to U.S. federal income tax, we intend to make regular quarterly distributions to holders of our common stock out of legally available funds. Our current policy is to distribute our net taxable income to our stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid corporate income tax. We expect to continue our current distribution practices following the ORM merger, if completed, but our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this annual report on Form 10-K. All distributions will be made at the discretion of our board of directors and will depend on our earnings, financial condition, debt covenants, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and other factors as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future, and our board of directors may change our distribution policy in the future. We believe that a change in any one of the following factors, among others, could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:

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

As further described above, on October 31, 2016, our predecessor entity merged with and into a subsidiary of ZAIS Financial, with ZAIS Financial surviving the merger and changing its name to Sutherland Asset Management Corporation, and, as described above, subsequently changed its name to Ready Capital Corporation. In addition, as further described above, we expect to complete our acquisition of ORM in the first half of 2019. If prior to the ZAIS Financial merger our predecessor (“Pre-Merger Sutherland”) failed to qualify as a REIT, or if prior to our acquisition of ORM, ORM failed or fails to qualify as a REIT, we could fail to qualify as a REIT as a result.  Even if we retained and continue to retain our REIT qualification, if Pre-Merger Sutherland failed to qualify as a REIT for any taxable year prior to the ZAIS Financial merger, or if ORM failed or fails to qualify as a REIT prior to our acquisition of ORM, we would face serious tax consequences that could substantially reduce the cash available for distribution to our stockholders because (i) we, as successor to Pre-Merger Sutherland in the ZAIS Financial merger, generally inherited any corporate income, excise and other tax liabilities of Pre-Merger Sutherland, including penalties and interest, and we will inherit any such liabilities of ORM if our acquisition of ORM is completed; (ii) we would be subject to tax on the built-in gain on each asset of Pre-Merger Sutherland existing at the time of the merger or each asset of ORM at the time of our acquisition of ORM, as applicable; and (iii) we could be required to employ applicable deficiency dividend procedures (which would include the payment of penalties and interest to the IRS) to eliminate any earnings and profits accumulated by Pre-Merger Sutherland or ORM for taxable periods that it did not qualify as a REIT. As a result, any failure by Pre-Merger Sutherland or ORM to qualify as a REIT could impair our ability to expand our business and raise capital, and could materially adversely affect the value of our common stock.

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

In order to satisfy the TRS limitation, we have been required to and may in the future be required to acquire assets that we otherwise would not acquire, liquidate or restructure assets that we hold through ReadyCap Holdings or any of our TRSs, or otherwise engage in transactions that we would not otherwise undertake absent the requirements for REIT qualifications. Each of these actions could reduce the distributions available to our stockholders. In addition, we and our subsidiary REIT have made loans to our TRSs that meet the requirements to be treated as qualifying investments of new capital, which is generally treated as a real estate asset under the Code. Because such loans are treated as real estate assets for purposes of the REIT requirements, we do not treat these loans as TRS securities for purposes of the TRS asset limitation, which is consistent with private rulings issued by the IRS. However, no assurance can be provided that the IRS may not successfully assert that such loans should be treated as securities of our TRSs or our subsidiary REIT's TRSs, which could adversely impact our qualification as a REIT. In addition, our TRSs have obtained financing in transactions in which we and our other subsidiaries have provided guaranties and similar credit support. Although we believe that these financings are properly treated as financings of our TRSs for U.S. federal income tax purposes, no assurance can be provided that the IRS would not assert that such financings should be treated as issued by other entities in our structure, which could impact our compliance with the TRS limitation and the other REIT requirements. Moreover, no assurance can be provided that we will be able to successfully manage our asset composition in a manner that causes us to satisfy the TRS limitation each quarter, and our failure to satisfy this limitation could result in our failure to qualify as a REIT.

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

Our taxable income may substantially exceed our net income as determined under U.S. GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, it is likely that we will acquire assets, including RMBS requiring us to accrue original issue discount (“OID”) or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. Under the recently enacted Tax Cuts and Jobs Act (the "Tax Act"), we generally will be required to recognize certain amounts in income no later than the time such amounts are reflected on our financial statements.  The application of this rule may require the accrual of income with respect to our loans, such as original issue discount or market discount, earlier than would be the case under the otherwise applicable tax rules, although the precise application of this rule is unclear at this time.  This rule generally is effective for tax years beginning after December 31, 2018 but, for debt instruments issued with original issue discount, for tax years beginning after December 31, 2018. Also, in certain circumstances our ability to deduct interest expenses for U.S. federal income tax purposes may be limited.  We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification.  Finally, we may be required under the terms of the indebtedness that we incur to use cash received from interest payments to make principal payments on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

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

Net income that we derive from a prohibited transaction is subject to a 100% tax. The term “prohibited transaction” generally includes a sale or other disposition of property (including mortgage loans, but other than foreclosure property, as discussed below) that is held primarily for sale to customers in the ordinary course of a trade or business by us or by a borrower that has issued a shared appreciation mortgage or similar debt instrument to us. We might be subject to this tax if we were to dispose of or securitize loans, directly or through a subsidiary REIT, in a manner that was treated as a prohibited transaction for U.S. federal income tax purposes. We might also be subject to this tax if we were to sell assets in connection with a disposition of certain segments of our business or in connection with a liquidation of us. The 100% tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to conduct our operations so that any asset that we or a subsidiary REIT owns that could be treated as held for sale to customers in the ordinary course of our business qualifies for certain safe harbor provisions that prevent the application of this prohibited transaction tax. However, no assurance can be provided that such safe harbor provisions will apply. Moreover, as a result of the prohibited transaction tax we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held "primarily for sale to customers in the ordinary course of a trade or business" depends on the particular facts and circumstances. No assurance can be given that any property that we sell, other than property sold through a TRS or property that satisfies the safe harbor described above, will not be treated as property held for sale to customers. As a result, no assurance can be provided that the we will not be subject to this prohibited transaction tax.

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

Even if we qualify as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of foreclosures, and state or local income, franchise, property and transfer taxes, including mortgage-related taxes. In addition, we intend to hold a significant amount of our assets from time to time in our TRSs each of which pay U.S. federal, state and local income tax on its taxable income, and its after tax net income is available for distribution to us but is not required to be distributed to us by such TRS. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we may hold some of our assets through taxable subsidiary corporations, including domestic TRSs. Any taxes paid by such subsidiary corporations would decrease the cash available for distribution to our stockholders. For example, as a result of ReadyCap Holdings’ SBA license, ReadyCap Holdings’ ability to distribute cash and other assets is subject to significant limitations, and as a result, ReadyCap Holdings is required to hold certain assets that would be qualifying real estate assets for purposes of the REIT asset tests, would generate qualifying income for purposes of the REIT 75% income tests, and would not be subject to corporate taxation if held by our operating partnership. Also, we intend that loans that we originate or buy with an intention of selling in a manner that might expose us to the 100% tax on “prohibited transactions” will be originated or bought by a TRS. Furthermore, loans that are to be modified may be held by a TRS on the date of their modification and for a period of time thereafter. Finally, some or all of the real estate properties that we may from time to time acquire by foreclosure or other procedure will likely be held in one or more TRSs. Since our TRSs do not file consolidated returns with one another, any net losses generated by one such entity will not offset net income generated by any other such entity. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Furthermore, if we acquire appreciated assets from a subchapter C corporation in a transaction in which the adjusted tax basis of the assets in our hands is determined by reference to the adjusted tax basis of the assets in the hands of the C corporation, and if we subsequently dispose of any such assets during the 5-year period following the acquisition of the assets from the C corporation, we will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the excess of the fair market value of the assets on the date that they were contributed to us over the basis of such assets on such date, which we refer to as built-in gains. A portion of the assets contributed to Pre-Merger Sutherland in connection with the REIT formation transactions and contributed to ZAIS Financial in connection with its formation may be subject to the built-in gains tax. Although we expect that the built-in gains tax liability arising from any such assets should be de minimis, there is no assurance that this will be the case.

Our qualification as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the accuracy of legal opinions or advice rendered or given, statements by the issuers of assets that we acquire, or information provided by our shareholders or other third parties, and the inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

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

In addition, for purposes of the REIT gross income tests, rental income qualifies as rents from real property only to the extent that we do not directly or constructively own, (i) in the case of any tenant which is a corporation, stock possessing 10% or more of the total combined voting power of all classes of stock entitled to vote, or 10% or more of the total value of shares of all classes of stock of such tenant, or (ii) in the case of any tenant which is not a corporation, an interest of 10% or more in the assets or net profits of such tenant. To the extent that we acquire assets that generate rental income, we intend to monitor any such rental income in order to determine if the rent is treated as paid by an entity that is treated as related to us for purposes of these rules. However, the attribution rules that apply for purposes of the above rules are complex. In order to determine whether we are deemed to hold an interest in the tenant under these attribution rules, we may be required to rely on information that we obtain from our shareholders and other third parties regarding potential relationships that could cause us to be treated as owning an interest in such tenants. No assurance can be provided that we will have access to all information necessary to make this determination, and as a result no assurance can be provided that the rental income we receive will not be treated as received from related parties under these rules, which could adversely impact our ability to qualify as a REIT.

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

The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for these reduced qualified dividend rates. However, for taxable years beginning after December 31, 2018 and before January 1, 2026, under the recently enacted the Tax Act, noncorporate taxpayers may deduct up to 20% of certain qualified business income, including "qualified REIT dividends" (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividends from C corporations does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends, together with the recently reduced corporate tax rate (currently, 21%), could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Dividends may also be subject to a 3.8% Medicare tax under certain circumstances.

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

The recently enacted the Tax Act, which was signed into law on December 22, 2017, significantly changes U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. For additional discussion, see "U.S. Federal Income Tax Legislation".

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

On February 8, 2019, a purported class action lawsuit was filed by an individual who claims to be a stockholder of ORM. The lawsuit, Richard Scarantino v. Owens Realty Mortgage, Inc., et al. (the “Scarantino Lawsuit”), was filed in the Circuit Court for Baltimore City, Maryland.  It names ORM, its directors and Ready Capital as defendants. The plaintiff alleges that the ORM directors breached their fiduciary duties because, according to the plaintiff, the consideration to be received by ORM’s shareholders in the merger “appears inadequate,” some financial and other disclosures to ORM’s stockholders regarding the merger are deficient, and the terms of the Merger Agreement have precluded other bidders from making competing offers for ORM. The plaintiff seeks, among other things: injunctive relief preventing the defendants from proceeding with, consummating, or closing the merger; rescission of the merger or rescissory damages if the merger is consummated prior to entry of final judgment by the court; an accounting of any damages suffered as a result of the wrongdoing he alleges; and litigation costs (including attorneys’ and expert fees and expenses). Ready Capital believes the claims asserted in the Scarantino Lawsuit are without merit.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed for trading on the NYSE under the symbol “RC”.

Holders

As of March 8, 2019, we had 43 registered holders of our common stock. The holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.

Dividends

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. U.S. federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income, excluding net capital gains and determined without regard to the dividends paid deduction, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. Our current policy is to pay distributions, which will allow us to satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income tax on its undistributed income. Although we may borrow funds to make distributions, cash for such distributions is expected to be largely generated from our consolidated results of operations. Dividends are declared and paid at the discretion of our board of directors and depend on cash available for distribution, financial condition, our ability to maintain our qualification as a REIT, and such other factors that our board of directors may deem relevant. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this annual report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends.

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

The following graph is a comparison of the cumulative total stockholder return on our shares of common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and a Competitor Composite Average1, a peer group index from October 31, 2016 to December 31, 2018. As described above, on October 31, 2016, we completed our path to becoming a publicly traded company through our merger with and into a subsidiary of ZAIS Financial, with ZAIS Financial surviving the merger and changing its name to Sutherland Asset Management Corporation.

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

The following table presents the total return performance of our common stock during the two months ended December 31, 2016 and each of the fiscal years ended December 31, 2018 and 2017, reflecting the post-merger prices of our common stock. Prior to the completion of our merger with ZAIS Financial, shares of common stock of ZAIS Financial traded on the NYSE under the ticker symbol "ZFC".  As described elsewhere in this annual report on Form 10-K, prior to and as a condition to the merger, ZAIS Financial disposed of its seasoned re-performing mortgage loan portfolio, such that upon the completion of the merger, ZAIS Financial’s assets largely consisted of its GMFS origination subsidiary, cash, conduit loans and RMBS.  As a result, ZAIS Financial's business and financial results prior to the merger and during the period covered by the below table were significantly different from our business following the closing of the merger and the total return performance before and after the merger may not be comparable.

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

The graph assumes that $100 was invested on October 31, 2016 in shares of common stock of Ready Capital Corporation (previously Sutherland Asset Management Corporation), the S&P 500 Index, and  each of the Companies shares of common stock included in the Competitor Composite Average and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below.

Total Return performance	Period Ending
Index	10/31/2016	12/31/2016	12/31/2017	12/31/2018
RC	100.0	103.0	124.1	114.9
S&P 500	100.0	105.3	125.7	117.9
Competitor Composite Average*	100.0	105.6	118.8	121.6

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

Recent Sales of Unregistered Equity Securities; Use of Proceeds from Registered Securities

None.

Recent Purchases of Equity Securities

The Company did not purchase equity securities in 2017 or 2018.

Item 6.  Selected Financial Data

We derived our selected consolidated financial data as of and for the years ended December 31, 2018 and December 31, 2017 and consolidated statements of income data for the year ended December 31, 2016 from our audited consolidated financial statements appearing in this annual report on Form 10-K. We derived our selected consolidated balance sheet data as of December 31, 2015 and December 31, 2014 from our audited consolidated financial statements not appearing elsewhere in this annual report on Form 10-K.

	For the Year Ended December 31,
(In thousands, except share data)	2018	2017	2016	2015	2014
Income Statement Data
Interest income	$169,499	$138,305	$137,023	$148,955	$92,947
Interest expense	(109,238)	(74,646)	(57,772)	(47,806)	(19,245)
Provision for loan losses	(1,701)	(2,363)	(7,819)	(19,643)	(11,797)
Other non-interest income (expense)	4,283	(12,843)	(6,217)	(28,275)	(25,615)
Provision for income taxes	(1,386)	(1,839)	(9,651)	(7,810)	(897)
Net income from continuing operations	61,457	45,814	55,564	45,421	35,393
Loss from discontinued operations, net of tax	-	-	(2,158)	(653)	(2,671)
Net income	61,457	45,814	53,406	44,768	32,722
Net income attributable to Ready Capital Corporation	59,258	43,290	49,169	40,383	29,337
Basic earnings per share:
Continuing operations	$1.84	$1.38	$1.93	$1.62	$1.30
Net income	$1.84	$1.38	$1.85	$1.59	$1.19
Diluted earnings per share:
Continuing operations	$1.84	$1.38	$1.93	$1.62	$1.30
Net income	$1.84	$1.38	$1.85	$1.59	$1.19
Dividends declared per share of common stock	$1.57	$1.48	$1.61	$1.78	$1.15
Weighted-average basic shares of common stock outstanding	32,085,975	31,350,102	26,647,981	25,287,277	24,595,199

Balance Sheet Data
Total assets	$3,036,843	$2,523,503	$2,605,267	$2,329,781	$1,680,896
Total liabilities	$2,472,768	$1,968,036	$2,053,165	$1,849,568	$1,206,205
Total Ready Capital Corporation Stockholders' equity	$544,831	$536,073	$513,097	$441,321	$425,560
Total non-controlling interests	$19,244	$19,394	$39,005	$38,892	$49,131

On October 31, 2016, we became a publicly traded company through our merger with and into a subsidiary of ZAIS Financial, with ZAIS Financial surviving the merger and changing its name to Sutherland Asset Management Corporation and, as described above, subsequently changed to Ready Capital Corporation.  We were designated as the accounting acquirer because of our larger pre-merger size relative to ZAIS Financial, the relative voting interests of our stockholders after consummation of the merger, and our senior management and board continuing on after the consummation of the merger.  Because we were designated as the accounting acquirer, our historical financial statements (and not those of ZAIS Financial) are the historical financial statements following the consummation of the merger and are included in this annual report on Form 10-K. Our results of operations for the year ended December 31, 2016 include for the last two months of the year the operating results related to the assets of ZAIS Financial which were not disposed of prior to the closing of the merger.

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

Overview

We are a multi-strategy real estate finance company that originates, acquires, finances, and services SBC loans, SBA loans, residential mortgage loans, and to a lesser extent, MBS collateralized primarily by SBC loans, or other real estate-related investments. Our loans range in original principal amounts between up to $35 million and are used by businesses to purchase real estate used in their operations or by investors seeking to acquire small multi-family, office, retail, mixed use or warehouse properties. Our originations and acquisition platforms consist of the following four operating segments:

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

•

SBA Originations, Acquisitions and Servicing. We acquire, originate and service owner-occupied loans guaranteed by the SBA under the SBA Section 7(a) loan program through our wholly-owned subsidiary, ReadyCap Lending. We hold an SBA license as one of only 14 non-bank SBLCs and have been granted preferred lender status by the SBA. In the future, we may originate SBC loans for real estate under the SBA 504 loan program, under which the SBA guarantees subordinated, long-term financing. These originated loans are either held-for-investment, placed into securitization structures, or sold.

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

•

Residential Mortgage Banking.  In connection with its merger with ZAIS Financial Corp. on October 31, 2016, Ready Capital added a residential mortgage loan origination segment through its wholly-owned subsidiary, GMFS. GMFS originates residential mortgage loans eligible to be purchased, guaranteed or insured by the Fannie Mae , Freddie Mac, FHA,  USDA and VA through retail, correspondent and broker channels. These originated loans are then sold to third parties.

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

Changes in Market Interest Rates

We own and expect to acquire or originate fixed rate mortgages (“FRMs”), and ARMs, with maturities ranging from five to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in five to ten years. ARM loans generally have a fixed interest rate for a period of five, seven or ten years and then an adjustable interest rate equal to the sum of an index rate, such as the London Inter-bank Offered Rate (“LIBOR”), plus a margin, while FRM loans bear interest that is fixed for the term of the loan. As of December 31, 2018, approximately 51% of the loans in our portfolio were ARMs, and 49% were FRMs, based on UPB. The weighted average margin, above the floating rate, on ARMs was approximately 3.5% and the weighted average coupon on FRMs was approximately 6.2% as of December 31, 2018. We utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with our ARMs.

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

Fourth Quarter Highlights

Operating results:

•	Achieved Net Income of $9.5 million during the three months ended December 31, 2018.

•	Basic and diluted earnings per share of $0.30 for the three months ended December 31, 2018.

•	Core Earnings of $11.3 million, or $0.34 per share, during the three months ended December 31, 2018.

•	Declared dividends of $0.40 per share, during the quarter ended December 31, 2018, representing a 11.6% dividend yield, based on the closing share price on December 31, 2018.

Loan originations and acquisitions:

•

Loan originations totaled $767.5 million including $332.9 million in SBC loans, $65.4 million of SBA Section 7(a) Program loans and $369.2 million of residential loans (based on fully committed amounts).

•	Acquired $9.0 million of SBC loans with a weighted average coupon of 7.6%.

2018 Highlights

Operating results:

•	Achieved Net Income of $61.5 million during the year ended December 31, 2018.

•	Earnings per share of $1.84 for the year ended December 31, 2018.

•	Core Earnings of $58.7 million, or $1.76 per share, during the year ended December 31, 2018.

•	Declared dividends of $1.57 per share, during the year ended December 31, 2018, representing a 11.4% dividend yield, based on the closing share price on December 31, 2018.

Loan originations and acquisitions:

•

Loan originations totaled $3,180.0 million including $1,188.1 million in SBC loans, $213.0 million of SBA Section 7(a) Program loans and $1,778.8 million of residential loans (based on fully committed amounts).

•	Acquired $380.6 million of SBC loans.

•	Completed the securitization of $165.0 million of originated fixed-rate SBC loans and sold $148.5 million of senior bonds at a weighted average pass-through rate of 3.8%.

•

Completed issuance of a Collateralized Loan Obligation (“CLO”) of $278.3 million of originated transitional loans and sold $217.1 million of senior bonds at a floating rate of LIBOR plus 121 basis points.

•	Completed the securitization of $262.7 million of acquired SBC loans and sold $217.0 million of senior bonds at a weighted average pass-through rate of 4.7%.

•	Robust pipeline with substantial acquisition and origination opportunities (based on fully committed amounts):

o	Acquisition pipeline of $230.0 million in SBC loans

o	Origination pipeline of:
▪	$482.5 million SBC loans
▪	$167.7 million of SBA Section 7(a) Program loans
▪	$124.0 million of commitments to originate residential agency loans

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

Subsequent events:

•	In January 2019, the Company completed the securitization of $399.2 million of fixed-rate SBC loans and issued $355.8 million of senior bonds at a weighted average pass-through rate of 4.1%.

Return Information

The following tables present certain information related to our SBC and SBA loan portfolio as of December 31, 2018 and per share information for the three months ended December 31, 2018, which includes core earnings per share or return information. Core earnings is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in this Annual report on Form 10-K.

READY CAPITAL SNAPSHOT ($ amounts in thousands, except per share data)

Investment Type		Average Carrying Value[1]	Gross Yield[2]		Average Debt Balance	Debt Cost [3]	Levered Yield
Loan Acquisitions	$	625,146	8.8%	$	469,174	5.4%	19.2%
SBC Originations	$	1,481,368	6.9%	$	1,024,869	5.2%	10.6%
SBA Originations, Acquisitions, & Servicing	$	446,857	12.2%	$	323,651	5.1%	31.0%
Total	**$**	**2,553,371**	**8.9%**	**$**	**1,817,694**	**5.2%**	**15.9%**

Book Equity Value Metrics		
Common Stockholders' equity	$	544,831
Common Stockholders' equity (adjusted)[5]	$	542,851
Total Common Shares outstanding		32,105,112
Net Book Value per Common Share	$	16.97
Adjusted Net Book Value per Common Share	$	16.91

Loan Portfolio Metrics [4]	
% Fixed vs Floating Rate	49.6% / 50.4%
% Originated vs Acquired	65.3% / 34.7%
Weighted Average LTV - SBC	63%
Weighted Average LTV - SBA	79%
Weighted Average LTV - Acquired	44%

Q4 2018 Earnings Data Metrics		
Net income attributable to Ready Capital Corporation	$	9,177
Earnings per share - Basic and diluted	$	0.30
Core Earnings per Common Share	$	0.34
Return on Equity per Common Share		6.8%
Core Return on Equity per Common Share		8.1%
Dividend Yield		11.6%

Servicing Portfolio Metrics		
SBA servicing rights - UPB	$	506,155
SBA servicing rights- carrying value	$	16,749
Freddie Mac servicing rights - UPB	$	964,377
Freddie Mac servicing rights - carrying value	$	10,248
Residential servicing rights - UPB	$	7,466,679
Residential servicing rights - carrying value	$	93,065

READY CAPITAL.

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
3) The Company finances the assets included in the Investment Type through securitizations, repurchase agreements, warehouse facilities and bank credit facilities. Interest expense is calculated based on interest expense and deferred financing amortization for the quarter ended 12/31/2018 on an annualized basis.
4) Excludes loans, held for sale, at fair value
5) Excludes the equity component of our 2017 convertible note issuance.

The following table provides a detailed breakdown of our calculation of return on equity and core return on equity for the three and twelve months ended December 31, 2018. Core return on equity is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in this Annual report on Form 10-K.

RETURN ON EQUITY

Segment	Levered Yield [1]	Core Levered Yield [1]	Equity Allocation
Loan Acquisitions	19.2 %	19.2 %	18.8 %
SBC Originations	10.6 %	10.6 %	54.9 %
SBA Originations, Acquisitions, & Servicing	31.0 %	31.0 %	14.8 %
Residential Mortgage Banking [3]	2.0 %	8.9 %	11.5 %

	GAAP ROE [2]			Core ROE [2]		
	Q4'18	Q3'18	FY 2018	Q4'18	Q3'18	FY 2018
Segments	14.3 %	15.8 %	16.3 %	15.0 %	15.1 %	15.9 %
Corporate leverage	4.3	5.3	6.0	4.9	4.8	5.7
Non-earning assets, net	(2.5)	(2.5)	(2.9)	(2.7)	(2.3)	(2.8)
Gross return on equity	**16.1 %**	**18.6 %**	**19.4 %**	**17.2 %**	**17.6 %**	**18.8 %**
Realized & unrealized gains, net	(2.1)	6.5	3.2	(1.9)	6.5	3.3
Other income and expenses, net	(7.6)	(10.6)	(10.0)	(7.6)	(10.7)	(10.0)
Investment advisory fees	(1.7)	(1.5)	(1.6)	(1.7)	(1.5)	(1.6)
Provision for income taxes	2.1	(0.6)	(0.2)	2.1	(0.6)	(0.2)
Return on equity	**6.8 %**	**12.4 %**	**10.8 %**	**8.1 %**	**11.3 %**	**10.3 %**

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

READY CAPITAL.

5

Portfolio Metrics

SBC Originations

The following table includes certain portfolio metrics related to our SBC Originations segment:

SBC Originations - Segment Snapshot

Portfolio Metrics (Balance Sheet)	Q4 2017	Q1 2018	Q2 2018	Q3 2018	Q4 2018
Number of loans	365	357	397	403	421
Unpaid Principal Balance (3)	$ 1,094	$ 1,120	$ 1,202	$ 1,305	$ 1,479
Carrying Value (3)	$ 1,108	$ 1,132	$ 1,213	$ 1,314	$ 1,488
Weighted Average LTV	61%	61%	60%	60%	63%
Weighted Average Coupon	6.2%	6.4%	6.4%	6.3%	6.3%
Weighted Average Maturity	5 years	5 years	5 years	5 years	5 years
Weighted Average Principal Balance (3)	$ 3.0	$ 3.1	$ 3.0	$ 3.2	$ 3.5
Percentage of loans fixed / floating	58% / 42%	56% / 44%	55% / 45%	56% / 44%	55% / 45%
Percentage of fixed, match funded (4)	60.4%	82.2%	73.9%	62.8%	54.2%
Percentage of loans 30+ days delinquent	1.4%	1.3%	1.7%	1.3%	2.3%

Current Quarter Highlights

- **Originations of $332.9 million(1), 61% of loans held-for-investment are floating rate**
- **Gains on sales of Freddie Mac loans of $1.1 million**
- **Origination pipeline of $482.5 million(2)**
  - **$210.8 million of transitional loans**
  - **$168.4 million of conventional SBC loans**
  - **$103.3 million of Freddie Mac loans**

Gross Levered Yield

20.0%
15.0%
10.0%
5.0%
0.0%
Q4 '17
Q1 '18
Q2 '18
Q3 '18
Q4 '18
10.0%
2.7%
11.7%
2.3%
12.5%
2.4%
9.4%
2.3%
8.9%
1.8%
Gross Levered Yield (ex. Gains)(5)
Gains on Loans, held for sale(6)

1) Represents fully committed amounts.
2) As of March 12, 2019 including 2019 fundings.
3) $ in millions, as of quarter end.
4) Represents fixed rate loans that have been securitized.
5) Includes interest income, accretion of discount, and servicing income net of interest expense and amortization of deferred financing costs.
6) Includes realized and unrealized gains (losses) on loans held for sale and MSR creation.

READY CAPITAL

SBA Originations, Acquisitions, and Servicing

The following table includes certain portfolio metrics related to our SBA Originations, Acquisitions and Servicing segment:

SBA Originations, Acquisitions, & Servicing- Segment Snapshot

Portfolio Metrics (Balance Sheet)	Q4 2017	Q1 2018	Q2 2018	Q3 2018	Q4 2018
Number of loans	2,106	2,062	2,029	1,976	1,931
Unpaid Principal Balance (3)	$ 508	$ 502	$ 489	$ 481	$ 467
Carrying Value (3)	$ 455	$ 452	$ 438	$ 434	$ 424
Weighted Average LTV	78%	78%	79%	79%	79%
Weighted Average Coupon	5.9%	6.2%	6.4%	6.6%	7.0%
Weighted Average Maturity	14 years	14 years	14 years	14 years	14 years
Weighted Average Principal Balance (3)	$ 0.2	$ 0.2	$ 0.2	$ 0.2	$ 0.2
Percentage of loans fixed / floating	1% / 99%	1% / 99%	1% / 99%	1% / 99%	1% / 99%
Percentage of loans 30+ days delinquent	6.9%	6.0%	3.6%	4.1%	7.0%

Current Quarter Highlights

- **$55.0 million of SBA secondary market loans sales, with an average sale premium of 9.1%**
- **Originations of $65.4 million(1)**
- **Origination pipeline of $167.7 million SBA loans(2)**

Gross Levered Yield

35.0%
30.0%
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
6.1%
16.8%
8.0%
20.4%
11.8%
17.1%
11.6%
16.6%
13.9%
17.1%
Q4 '17
Q1 '18
Q2 '18
Q3 '18
Q4 '18
Gross Levered Yield (ex. Gains)(4)
Gains on Loans, held for sale(5)

1) Represents fully committed amounts.
2) As of March 12, 2019 including 2019 fundings.
3) $ in millions, as of quarter end.
4) Includes interest income, accretion of discount, and servicing income net of interest expense and amortization of deferred financing costs.
5) Includes realized and unrealized gains (losses) on loans held for sale and MSR creation.

READY CAPITAL.

Acquired Portfolio

The following table includes certain portfolio metrics related to our Loan Acquisitions segment:

LOAN ACQUISITIONS- SEGMENT SNAPSHOT

Portfolio Metrics[1] (Balance Sheet)	Q4 2017	Q1 2018	Q2 2018	Q3 2018	Q4 2018
Number of loans	858	976	1,019	949	896
Unpaid Principal Balance [2]	$ 417	$ 525	$ 602	$ 617	$ 573
Carrying Value [2]	$ 376	$ 488	$ 569	$ 588	$ 548
Weighted Average LTV	49%	50%	51%	49%	44%
Weighted Average Coupon	6.3%	6.5%	6.6%	6.7%	6.6%
Weighted Average Maturity	10 years	8 years	8 years	8 years	7 years
Weighted Average Principal Balance [2]	$ 0.5	$ 0.5	$ 0.6	$ 0.6	$ 0.6
Percentage of loans fixed / floating	49% / 51%	58% / 42%	62% / 38%	65% / 35%	66% / 34%
Percentage of fixed, match funded [3]	43.7%	27.0%	15.5%	11.4%	51.6%
Percentage of loans performing / non-performing	96% / 4%	97% / 3%	97% / 3%	98% / 2%	98% / 2%

CURRENT QUARTER HIGHLIGHTS

- **At this stage of the credit cycle, ample inventory of opportunistic performing SBC loans**
- **Acquired $9.0 million of SBC loans**
- **Acquisition pipeline of $230.0 million SBC loans[4]**

GROSS LEVERED YIELD

30.0%
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
4.2%
12.0%
15.0%
12.5%
3.0%
11.1%
4.5%
11.9%
7.0%
12.2%
Q4 '17
Q1 '18
Q2 '18
Q3 '18
Q4 '18
Income on joint venture investment
Gross Levered Yield (ex. Gains)

1) Excludes joint venture investment.
2) $ in millions, as of quarter end.
3) Represents fixed rate loans that have been securitized.
4) As of March 12, 2019, including 2019 acquisitions.

READY CAPITAL.

Residential Mortgage Banking

The following table includes certain portfolio metrics related to our Residential Mortgage Banking segment:

Residential Mortgage Banking – Segment Snapshot

	Portfolio Metrics (quarterly activity)	Q4 2017	Q1 2018	Q2 2018	Q3 2018	Q4 2018
Originations	Unpaid principal balance (1)	$ 458.7	$ 438.9	$ 498.6	$ 472.1	$ 369.1
	% of Originations - Purchased	71.9%	72.8%	80.6%	79.6%	76.7%
	% of Originations - Refinanced	28.1%	27.2%	19.4%	20.4%	23.3%
	Channel - % Correspondent	38.6%	41.0%	36.7%	37.0%	38.2%
	Channel - % Retail	41.1%	39.3%	41.6%	42.5%	44.0%
	Channel - % Wholesale	20.3%	19.7%	21.7%	20.5%	17.8%
Sales	Unpaid principal balance (1)	$ 429.1	$ 475.5	$ 479.9	$ 496.1	$ 382.7
	% of UPB - Fannie/ Freddie securitizations	60.6%	68.8%	67.6%	65.6%	62.8%
	% of UPB - Ginnie Mae securitizations	28.8%	20.4%	23.0%	24.3%	25.8%
	% of UPB - Other investors	10.6%	10.8%	9.4%	10.1%	11.5%

Current Quarter Highlights

- **MSR portfolio of approximately $7.5 billion in UPB, up 2.6% compared to Q3**
  - **Fair market value of $93.1 million, up 1.5% compared to Q3**
- **Originations of $369.1 million(2)**
- **Loan sales of $382.7 million**
- **Origination pipeline of $124.0 million in commitments to originate residential agency loans(2)**

MSR Portfolio (UPB in $ Billions)

$8.0
$6.0
$4.0
$2.0
$0.0
$6.6
$6.8
$7.0
$7.3
$7.5
Q4' 17
Q1'18
Q2'18
Q3'18
Q4'18

Fair Value ($ mm)	Q4' 17	Q1' 18	Q2' 18	Q3' 18	Q4' 18
	$ 72.3	$ 81.6	$ 85.6	$ 91.7	$ 93.1

READY CAPITAL.

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

U.S. Federal Income Tax Legislation.

On December 22, 2017, the Tax Cuts and Jobs Act, H.R. 1 (the "Tax Act") was signed into law. The Tax Act made significant changes to U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, including the reduction of the tax rates applicable to individuals and subchapter C corporations, a reduction or elimination of certain deductions (including new limitations on the deductibility of interest expense), limitations on the use of net operating losses and requiring certain items of income to be recognized for U.S. federal income tax purposes no later than those items are reported on our financial statements. The effect of the significant changes made by the Tax Act is highly uncertain, and additional administrative guidance is still required in order to fully evaluate the effect of many provisions, but these changes may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. Technical corrections or other amendments to the new rules, and additional administrative guidance interpreting these new rules, may be forthcoming at any time but may also be significantly delayed.

Prospective investors are urged to consult with their tax advisors regarding the effects of the Tax Act or other legislative, regulatory or administrative developments on an investment in our common stock.

Changes in Financial Condition

The following table compares our consolidated balance sheets as of December 31, 2018 and 2017 (amounts in thousands):

	December 31,	December 31,	$ Change	% Change
(In Thousands)	2018	2017	Q4'18 vs. Q4'17	Q4'18 vs. Q4'17
Assets
Cash and cash equivalents	$54,406	$63,425	$(9,019)	(14.2)%
Restricted cash	28,921	11,666	17,255	147.9
Loans, net (including $22,664 and $188,150 held at fair value)	1,193,392	1,017,920	175,472	17.2
Loans, held for sale, at fair value	115,258	216,022	(100,764)	(46.6)
Mortgage backed securities, at fair value	91,937	39,922	52,015	130.3
Loans eligible for repurchase from Ginnie Mae	74,180	95,158	(20,978)	(22.0)
Investment in unconsolidated joint venture	33,438	55,369	(21,931)	(39.6)
Derivative instruments	2,070	4,725	(2,655)	(56.2)
Servicing rights (including $93,065 and $72,295 held at fair value)	120,062	94,038	26,024	27.7
Receivable from third parties	8,888	6,756	2,132	31.6
Other assets	63,234	56,840	6,394	11.2
Assets of consolidated VIEs	1,251,057	861,662	389,395	45.2
Total Assets	$3,036,843	$2,523,503	$513,340	20.3%
Liabilities
Secured borrowings	$834,547	$637,393	$197,154	30.9%
Securitized debt obligations of consolidated VIEs, net	905,367	598,148	307,219	51.4
Convertible notes, net	109,979	108,991	988	0.9
Senior secured notes, net	178,870	138,078	40,792	29.5
Corporate debt, net	48,457	—	48,457	-
Guaranteed loan financing	229,678	293,045	(63,367)	(21.6)
Contingent consideration	1,207	10,016	(8,809)	(87.9)
Liabilities for loans eligible for repurchase from Ginnie Mae	74,180	95,158	(20,978)	(22.0)
Derivative instruments	3,625	282	3,343	1185.5
Dividends payable	13,346	12,289	1,057	8.6
Accounts payable and other accrued liabilities	73,512	74,636	(1,124)	(1.5)
Total Liabilities	$2,472,768	$1,968,036	$504,732	25.6%
Stockholders’ Equity
Common stock	$3	$3	$—	0.0%
Additional paid-in capital	540,478	539,455	1,023	0.2
Retained earnings (Deficit)	5,272	(3,385)	8,657	(255.7)
Accumulated other comprehensive (loss)	(922)	—	(922)	-
Total Ready Capital Corporation equity	544,831	536,073	8,758	1.6%
Non-controlling interests	19,244	19,394	(150)	(0.8)
Total Stockholders’ Equity	$564,075	$555,467	$8,608	1.5%
Total Liabilities and Stockholders’ Equity	$3,036,843	$2,523,503	$513,340	20.3%

Assets - Comparison of balances at December 31, 2018 to December 31, 2017

Cash and cash equivalents decreased $9.0 million, primarily due to funding new loan originations, loan acquisitions, and other investment activity, offset by proceeds from our securitization activities and loan sales and pay-offs.

Restricted cash increased $17.3 million, primarily due to an increase in restricted cash of $7.0 million associated with the RCMF 2018-FL2 securitization and an increase in restricted cash associated with derivatives and our hedging activities.

Loans, net increased by $175.5 million as a result of new loan originations and loan acquisitions, which exceeded loan pay-offs, sales, and transfers of loans to securitizations included in consolidated VIEs. During the year ended December 31, 2018, we originated $463.0 million in transitional loans, $411.6 million in Freddie Mac loans, $313.5 million in SBC conventional loans, and $213.0 million in SBA loans, which includes additional funding on loans originated in previous years. Additionally, we acquired $380.4 million in SBC loans in our Loan Acquisitions segment.  This was offset by transfers of loans to our consolidated securitizations during the quarter, including ReadyCap Commercial Mortgage Trust 2018-4 (“RCMT 2018-4”), Ready Capital Mortgage Financing 2018-FL2 (“RCMF 2018-FL2”), and Sutherland Commercial Mortgage Trust 2018-SBC7 (“SBC7”). The increase was further offset by sales and pay-offs of $747.3 million of acquired and originated loans during the year.

Loans, held for sale, at fair value decreased by $100.8 million as a result of $2.6 billion of proceeds from sales and principal pay-downs on residential agency loans, Freddie Mac loans, and SBA loans, which exceeded new loan originations of $2.4 billion, including $1.8 billion in residential agency loans, $411.6 million in Freddie Mac loans, and $213.0 million of SBA loans.

MBS increased by $52.0 million during the year due to $73.3 million of purchases of MBS, primarily Freddie Mac issued bonds, offset by sales and pay-downs of other CMBS positions of $30.4 million.

Our investment in unconsolidated joint venture balance decreased $21.9 million due to distributions received on our investment.

Our servicing rights asset increased by $26.0 million, primarily due to loan sales and retention of servicing activities of $31.4 million across our SBA, Freddie Mac, and residential mortgage servicing portfolios, partially offset by loan pay-offs of $5.9 million, amortization and impairment of $5.5 million, and unrealized gains due to the changes in the fair value of our residential mortgage banking servicing rights of $5.7 million.

Assets in consolidated VIEs increased by $389.4 million, which included a net increase in loans, net of $384.8 million due to the transfer of loans into our securitizations during the year, as noted above. These increases were partially offset by a decrease in these amounts due to pay-downs on existing loans within the securitizations.

Liabilities

Secured borrowings associated with our repurchase agreements and credit facilities increased by $197.2 million due to a greater need to finance new loan origination and acquisition activities during the year as reflected in the growth of our asset balances during the year ended December 31, 2018.

During the year ended December 31, 2018, we issued an aggregate principal balance of $50.0 million in corporate debt and an additional $40.0 million in 7.5% senior secured notes.

Securitized debt obligations of consolidated VIEs, net increased $306.9 million, as a result of the completed RCMT 2018-4, RCMF 2017-FL1, and SCMT 2018-SBC7 securitizations during the year, resulting in net proceeds of $607.8 million from the debt issuances, which was partially offset by pay-downs of existing loans in securitizations of $298.3 million.

Guaranteed loan financing decreased by $63.4 million as a result of an increase in guaranteed SBA sales and scheduled and unscheduled principal payments on guaranteed SBA loans.

Contingent consideration decreased $8.8 million as a result of payments relating to the contingent consideration arrangement during the second quarter of 2018.

Equity

Total equity attributable to Ready Capital Corporation increased by $8.8 million, primarily the result of an increase in retained earnings of $59.0 million due to net income earned by the Company, offset by dividends declared of $50.6 million.

Selected Balance Sheet Information by Business Segment and Corporate - Other

The following table presents certain selected balance sheet information by each of our four business segments, with the remaining amounts reflected in Corporate –Other, as of December 31, 2018:

(in thousands)	Loan Acquisitions	SBC Originations	SBA Originations, Acquisitions and Servicing	Residential Mortgage Banking	Corporate / Other	Total
Assets
Loans, net (1)(2)	$550,139	$1,464,805	$405,843	$1,899	$-	$2,422,686
Loans, held for sale, at fair value	3,008	23,322	21,153	67,775	-	115,258
Mortgage backed securities, at fair value	19,751	72,186	-	-	-	91,937
Servicing rights	-	10,248	16,749	93,065	-	120,062

Liabilities
Secured borrowings	$214,516	$515,080	$27,443	$77,508	$-	$834,547
Securitized debt obligations of consolidated VIEs	283,291	620,896	1,180	-	-	905,367
Guaranteed loan financing	-	-	229,678	-	-	229,678
Senior secured notes, net	42,623	129,202	7,045	-	-	178,870
Corporate debt, net	24,086	24,371	-	-	-	48,457
Convertible notes, net	53,919	50,462	5,598	-	-	109,979

(1)	Includes Loan assets of consolidated VIEs.
(2)	Excludes allowance for loan losses.

Results of Operations

The following table compares our summarized results of operations for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands):

	For the Year Ended December 31,			$ Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Interest income
Loan acquisitions	$47,243	$37,198	$49,311	$10,045	$(12,113)
SBC originations	81,752	59,021	40,586	22,731	18,435
SBA originations, acquisitions and servicing	36,706	38,108	46,417	(1,402)	(8,309)
Residential mortgage banking	3,798	3,978	709	(180)	3,269
Total interest income	$169,499	$138,305	$137,023	$31,194	$1,282
Interest expense
Loan acquisitions	(28,946)	(16,741)	(18,327)	(12,205)	1,586
SBC originations	(60,879)	(35,121)	(20,347)	(25,758)	(14,774)
SBA originations, acquisitions and servicing	(16,218)	(16,098)	(17,397)	(120)	1,299
Residential mortgage banking	(3,195)	(3,145)	(557)	(50)	(2,588)
Corporate - other	-	(3,541)	(1,144)	3,541	(2,397)
Total interest expense	$(109,238)	$(74,646)	$(57,772)	$(34,592)	$(16,874)
Net interest income before provision for loan losses	60,261	63,659	79,251	(3,398)	(15,592)
Provision for loan losses	(1,701)	(2,363)	(7,819)	662	5,456
Net interest income after provision for loan losses	$58,560	$61,296	$71,432	$(2,736)	$(10,136)
Non-interest income
Loan acquisitions	16,403	4,316	6,530	12,087	(2,214)
SBC originations	23,386	22,597	14,291	789	8,306
SBA originations, acquisitions and servicing	22,088	16,961	12,004	5,127	4,957

Residential mortgage banking	86,015	96,934	17,094	(10,919)	79,840
Corporate - other	31	410	15,599	(379)	(15,189)
Total non-interest income	$147,923	$141,218	$65,518	$6,705	$75,700
Non-interest expense
Loan acquisitions	(9,256)	(9,727)	(9,785)	471	58
SBC originations	(24,375)	(21,881)	(19,108)	(2,494)	(2,773)
SBA originations, acquisitions and servicing	(18,227)	(15,100)	(16,403)	(3,127)	1,303
Residential mortgage banking	(71,934)	(90,321)	(7,889)	-	-
Corporate - other	(19,848)	(17,832)	(18,550)	(2,016)	718
Total non-interest expense	$(143,640)	$(154,861)	$(71,735)	$(7,166)	$(694)
Income from continuing operations before provision for income taxes
Loan acquisitions	23,717	13,020	21,310	10,697	(8,290)
SBC originations	19,871	24,421	15,336	(4,550)	9,085
SBA originations, acquisitions and servicing	24,388	23,729	23,307	659	422
Residential mortgage banking	14,684	7,446	9,357	-	-
Corporate - other	(19,817)	(20,963)	(4,095)	1,146	(16,868)
Total income from continuing operations before provision for income taxes	$62,843	$47,653	$65,215	$7,952	$(15,651)
Provisions for income taxes	(1,386)	(1,839)	(9,651)	453	7,812
Net income from continuing operations	61,457	45,814	55,564	15,643	(9,750)
Loss from discontinued operations, net of tax	-	-	(2,158)	-	2,158
Net income	$61,457	$45,814	$53,406	$15,643	$(7,592)

Results of Operations – Supplemental Information

Realized and unrealized gains/(losses) on financial instruments are recorded in the consolidated statements of income and classified based on the nature of the underlying asset or liability.

The following table presents the components of realized and unrealized gains / (losses) on financial instruments:

	Year Ended December 31,
(In Thousands)	2018	2017	2016
Realized gains (losses) on financial instruments
Realized gains on loans - Freddie Mac	$6,956	$6,433	$3,251
Creation of mortgage servicing rights - Freddie Mac	6,832	3,290	2,009
Realized gains on loans - SBA	12,160	7,252	4,231
Creation of mortgage servicing rights - SBA	3,569	1,996	951
Realized gain (loss) on derivatives, at fair value	3,569	(1,256)	(2,106)
Realized gain (loss) on mortgage backed securities, at fair value	5,192	621	(3,068)
Net realized gains (losses) - all other	131	993	1,646
Net realized gain on financial instruments	$38,409	$19,329	$6,914
Unrealized gains (losses) on financial instruments
Unrealized gain (loss) on loans - Freddie Mac	$(599)	$798	$—
Unrealized gain (loss) on loans - SBA	173	1,315	—
Unrealized gain (loss) on residential mortgage servicing rights, at fair value	5,694	(4,000)	6,917
Unrealized gain (loss) on derivatives, at fair value	(3,186)	2,000	3,141
Unrealized gain (loss) on mortgage backed securities, at fair value	3,320	1,744	3,680
Net unrealized gains (losses) - all other	(549)	5,143	4,199
Net unrealized gain on financial instruments	$4,853	$7,000	$17,937

Loan Acquisition Segment Results

	For the Year Ended December 31,			$ Change
(In Thousands)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Interest income	$47,243	$37,198	$49,311	$10,045	$(12,113)
Interest expense	(28,946)	(16,741)	(18,327)	(12,205)	1,586
Net interest income before provision for loan losses	$18,297	$20,457	$30,984	$(2,160)	$(10,527)
Provision for loan losses	(1,727)	(2,026)	(6,419)	299	4,393
Net interest income after provision for loan losses	$16,570	$18,431	$24,565	$(1,861)	$(6,134)
Non-interest income	$16,403	$4,316	$6,530	$12,087	$(2,214)
Non-interest expense	$(9,256)	$(9,727)	$(9,785)	$471	$58
Income from continuing operations before provision for income taxes	$23,717	$13,020	$21,310	$10,697	$(8,290)

Interest income

Interest income of $47.2  million for the year ended December 31, 2018 in our loan acquisitions segment represented an increase of $10.0 million from the prior year, primarily due to an increase in interest income generated on our acquired SBC loan portfolio due to a higher average carrying value of the portfolio ($548.5 million at December 31, 2018 compared to $383.3 million as of December 31, 2017) as a result of $380.4 million of acquisitions of new SBC loans, offset by pay-downs of existing acquired SBC loans.

Interest income of $37.2 million for the year ended December 31, 2017 in our loan acquisitions segment represented a decrease of $12.1 million from the prior year, primarily due to a reduction of interest income generated on our acquired SBC loan portfolio due to a lower average carrying value of the portfolio ($383.3 million during 2017 compared to $460.0 million during 2016) as a result of re-deploying capital to our origination businesses and an overall migration from high yield non-performing loans to credit stabilized performing loans in our portfolio.

Interest expense

Interest expense of $28.9 million for the year ended December 31, 2018 in our loan acquisitions segment represented an increase of $12.2 million from the prior year, reflecting an increase in borrowing needs, as a result of additional acquisitions of SBC loans and a higher average carrying value of the acquired loan portfolio.

Interest expense of $16.7 million for the year ended December 31, 2017 in our loan acquisitions segment represented a decrease of $1.6 million from the prior year, reflecting a reduction in borrowing needs, as a result of deploying capital to our origination businesses and a lower average carrying value of the acquired loan portfolio.

Provision for loan losses

Provision for loan losses of $1.7 million for the year ended December 31, 2018 in our loan acquisitions segment represented a decrease of $0.3 million from the prior year, reflecting a reduction in our credit deteriorated loan portfolio due to pay-downs and sales and our increased focus on new loan originations with better credit qualities and acquisitions of performing SBC loans. As of December 31, 2018, our purchased credit impaired portfolio of SBC loans was $66.0 million, compared to $90.6 million as of December 31, 2017.

Provision for loan losses of $2.0 million for the year ended December 31, 2017 in our loan acquisitions segment represented a decrease of $4.4 million from the prior year, reflecting a reduction in our credit deteriorated loan portfolio due to pay-downs and sales and our increased focus on new loan originations with better credit qualities. As of December 31, 2017, our purchased credit impaired portfolio of SBC loans was $90.6 million, compared to $110.1 million as of December 31, 2016.

Non-interest income

Non-interest income of $16.4 million for the year ended December 31, 2018 represented an increase of $12.1 million from the prior year, reflecting $12.1 million of income generated on our equity method investment in a joint venture, which was acquired in November 2017. The joint venture interest is in an SBC loan pool, which generates interest income and realized and unrealized gains and losses and these amounts are earned by us, based on our proportional interest. In addition, we experienced $5.3 million of additional realized gains, primarily resulting from gains on sales of MBS.

 Non-interest income of $4.3 million for the year ended December 31, 2017 represented a decrease of $2.2 million from the prior year, driven primarily by a reduction in unrealized gains on MBS of $2.0 million due to sales during the second half of 2016, reducing the size of the MBS portfolio and average balances in 2017. This reduction was offset by $1.0 million of income generated in the fourth quarter of 2017 on our equity method investment in an SBC loan pool.

Non-interest expense

Non-interest expense of $9.3 million for the year ended December 31, 2018 in our loan acquisitions segment represented an decrease of $0.5 million compared to the year ended December 31, 2017, as a result of an decrease in professional fee expense of $0.2 million and a decrease in employee compensation expense of $0.2 million.

 Non-interest expense remained relatively flat year over year at $9.7 million and $9.8 million for the years ended December 31, 2017 and 2016, respectively.

SBC Originations Segment Results

	For the Year Ended December 31,			$ Change
(In Thousands)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Interest income	$81,752	$59,021	$40,586	$22,731	$18,435
Interest expense	(60,879)	$(35,121)	$(20,347)	(25,758)	(14,774)
Net interest income before provision for loan losses	$20,873	$23,900	$20,239	$(3,027)	$3,661
Provision for loan losses	(13)	(195)	(86)	182	(109)
Net interest income after provision for loan losses	$20,860	$23,705	$20,153	$(2,845)	$3,552
Non-interest income	$23,386	$22,597	$14,291	$789	$8,306
Non-interest expense	$(24,375)	$(21,881)	$(19,108)	$(2,494)	$(2,773)
Income from continuing operations before provision for income taxes	$19,871	$24,421	$15,336	$(4,550)	$9,085

Interest income

Interest income of $81.8 million for the year ended December 31, 2018 in our SBC originations segment represented an increase of $22.7 million from the prior year primarily reflecting an increase in SBC loan originations, resulting in higher average loan balances. SBC loan originations increased $318.7 million in the current year, or 37%, compared to 2017, primarily driven by an increase in transitional loan originations during the year ended December 31, 2018 compared to the year ended December 31, 2017. Originated transitional loans contributed $48.5 million in interest income during the year ended December 31, 2018, representing a $23.1 million increase from the year ended December 31, 2017.

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

Interest expense

Interest expense of $60.9 million in our SBC originations segment represented an increase of $25.8 million from the prior year ended December 31, 2017,  as a result of an increase in borrowing needs required to finance new SBC loan originations, which increased 37% during the year ended December 31, 2018, compared to the year ended December 31, 2017.

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

Non-interest income

Non-interest income of $23.4 million in our SBC originations segment represented an increase of $0.8 million from the prior year ended December 31, 2017 primarily reflecting an increase in servicing income of $0.4 million as a result of an increase in the Freddie Mac loan balances that are serviced by the Company.

Non-interest income of $22.6 million in our SBC originations segment represented an increase of $8.3 million from the prior year ended December 31, 2016 primarily reflecting an increase in realized gains of $7.4 million, primarily driven by sales of Freddie Mac loans, held-for-sale, resulting in additional gains of $5.6 million. The increase also represented an increase in unrealized gains of $1.7 million from the prior year ended December 31, 2016, primarily driven by overall portfolio growth during the current year, as well as changes in the fair value of the SBC conventional loans and Freddie Mac loans that are carried at fair value. The increase in average balances of our SBC loan portfolio are a result of an increase in loan originations during the current year. As noted above, SBC loan originations increased $295.1 million in the current year, or 51%, compared to 2016, primarily driven by an increase in Freddie Mac loan originations of $163.9 million, which are carried at fair value.

Non-interest expense

Non-interest expense of $24.4 million in our SBC originations segment represented an increase of $2.5 million from the prior year ended December 31, 2017, primarily reflecting an increase in loan servicing expense of $1.5 million, other operating expenses of $0.7 million, and an increase in employee compensation expense of $0.3 million.

Non-interest expense of $21.9 million in our SBC originations segment represented an increase of $2.8 million from the prior year ended December 31, 2016, primarily reflecting an increase in other operating expenses of $1.3 million and an increase in professional fee expenses of $0.8 million.

SBA Originations, Acquisitions and Servicing Segment Results

	For the Year Ended December 31,			$ Change
(In Thousands)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Interest income	$36,706	$38,108	$46,417	$(1,402)	$(8,309)
Interest expense	(16,218)	(16,098)	(17,397)	(120)	1,299
Net interest income before provision for loan losses	$20,488	$22,010	$29,020	$(1,522)	$(7,010)
Provision for loan losses	39	(142)	(1,314)	181	1,172
Net interest income after provision for loan losses	$20,527	$21,868	$27,706	$(1,341)	$(5,838)
Non-interest income	$22,088	$16,961	$12,004	$5,127	$4,957
Non-interest expense	$(18,227)	$(15,100)	$(16,403)	$(3,127)	$1,303
Income from continuing operations before provision for income taxes	$24,388	$23,729	$23,307	$659	$422

Interest income

      Interest income of $36.7 million for the year ended December 31, 2018 in our SBA originations, acquisitions, and servicing segment represented a decrease of $1.4 million from the prior year ended December 31, 2017 primarily due to a reduction of interest income generated on our acquired SBA 7(a) loan portfolio as we have shifted capital to new SBA loan originations. Although our SBA loan originations increased $81.3 million in the current year, or 62%, compared to the prior year, this did not result in a direct, proportional increase in interest income, but rather, resulted in a realized gain on the sale of the SBA loan and an increase in servicing income, as we typically sell a 75% pro-rata interest in the loan at a premium, while retaining 25%, and also retain the servicing rights on the loan. Thus, the reduction in interest income is offset by an increase in realized gains on sales of SBA loans and an increase in originated SBA loans servicing income, discussed further below.

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

Interest expense

Interest expense of $16.2 million for the year ended December 31, 2018 in our SBA originations, acquisitions, and servicing segment remained relatively flat compared to the year ended December 31, 2017.

Interest expense of $16.2 million for the year ended December 31, 2017 in our SBA originations, acquisitions, and servicing segment represented a decrease of $1.3 million from the prior year ended December 31, 2016 primarily reflecting an reduction in borrowing activities under secured borrowings and guaranteed loan financing due to the reduced need to finance acquired SBA 7(a) loans on our balance sheet and originated SBA 7(a) loans, due to sales of the 75% pro-rata interest of these loans, while only 25% is retained on our consolidated balance sheet.

Provision for loan losses

There was an immaterial provision for loan losses reserve recorded during the year ended December 31, 2018 in our SBA originations, acquisitions, and servicing segment, which remained relatively flat compared to the year ended December 31, 2017.

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

Non-interest income

Non-interest income of $22.1 million for the year ended December 31, 2018 in our SBA originations, acquisitions, and servicing segment represented an increase of $5.1 million from the prior year ended December 31, 2017 primarily reflecting an increase in realized gains of $6.4 million as a result of sales of originated SBA loans, offset by unrealized losses on SBA loans, held for sale, at fair value of $1.2 million.

Non-interest income of $17.0 million for the year ended December 31, 2017 in our SBA originations, acquisitions, and servicing segment represented an increase of $5.0 million from the prior year ended December 31, 2016 primarily reflecting an increase in realized gains of $4.9 million, which is the result of an increase in sales of SBA loans due to an increase in loan originations.

Non-interest expense

Non-interest expense of $18.2 million for the year ended December 31, 2018 in our SBA originations, acquisitions, and servicing segment represented an increase of $3.1 million from the prior year ended December 31, 2017 primarily reflecting an increase in employee compensation of $2.6 million and an increase in loan servicing expense of $0.7 million, offset by a reduction in professional fee expense of $0.2 million.

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

Residential Mortgage Banking Segment Results

We acquired the GMFS business as part of the ZAIS Financial merger on October 31, 2016 and, therefore, the following results relate to the years ended December 31, 2018 and 2017, and the two months ended December 31, 2016.

	For the Year Ended December 31,			$ Change
(In Thousands)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Interest income	$3,798	$3,978	$709	$(180)	$3,269
Interest expense	(3,195)	(3,145)	(557)	(50)	(2,588)
Net interest income before provision for loan losses	$603	$833	$152	$(230)	$681
Provision for loan losses	-	-	-	-	-
Net interest income after provision for loan losses	$603	$833	$152	$(230)	$681
Non-interest income	$86,015	$96,934	$17,094	$(10,919)	$79,840
Non-interest expense	$(71,934)	$(90,321)	$(7,889)	$18,387	$(82,432)
Income from continuing operations before provision for income taxes	$14,684	$7,446	$9,357	$7,238	$(1,911)

Interest income

Interest income of $3.8 million in our residential mortgage banking segment for the year ended December 31, 2018 remained relatively flat compared to the prior year ended December 31, 2017.

Interest expense

Interest expense of $3.2 million in our residential mortgage banking segment for the year ended December 31, 2018  remained relatively flat compared to the prior year ended December 31, 2017.

Non-interest income

Non-interest income of $86.0 million in our residential mortgage banking segment for the year ended December 31, 2018 represented a decrease of $10.9 million compared to the prior year ended December 31, 2017 as a result of a decrease in gains on sales of residential mortgage loans of $23.6 million, offset by an increase in servicing fee income of $3.0 million and an increase in unrealized gains on residential mortgage servicing rights carried at fair value of $9.7 million.

Non-interest income of $96.9 million in our residential mortgage banking segment for the year ended December 31, 2017 represented gains on sales of residential mortgage loans of $83.4 million, servicing income of $17.3 million, offset by unrealized losses on residential mortgage servicing rights carried at fair value of $4.0 million.

Non-interest expense

Non-interest expense of $71.9 million in our residential mortgage banking segment for the year ended December 31, 2018 represented a decrease of $18.4 million compared to the prior year ended December 31, 2017 as a result of a decrease in variable expenses on residential mortgage banking activities, which is the result of a reduction in loan originations during the year ended December 31, 2018.

Non-interest expense of $90.3 million in our residential mortgage banking segment for the year ended December 31, 2017 represented $41.7 million in variable expenses on residential mortgage banking activities , $34.6 million in employee compensation and benefits expense, $6.4 million in loan servicing expense, and $6.7 million in other operating expenses.

Corporate - Other

Interest expense

There was no interest expense incurred during the year ended December 31, 2018 as all borrowings from corporate debt offerings were deployed to the business segments. This represented a $3.5 million decrease from the year ended December 31, 2017, relating to borrowing costs associated with our unallocated funds generated by our senior secured notes and convertible notes, both of which were issued during 2017.

Interest expense of $3.5 million for the year ended December 31, 2017 increased $2.4 million from the year ended December 31, 2016 represented an increase in borrowing costs associated with our unallocated funds generated by our senior secured notes and convertible notes, both of which were issued during 2017.

Non-interest income

There was a $15.2 million bargain purchase gain for the year ended December 31, 2016 related to the ZAIS merger transaction. There were no other material non-interest income items during the years ended December 31, 2018, 2017, or 2016.

Non-interest expense

Non-interest expense of $19.8 million for the year ended December 31, 2018 increased $2.0 million from the year ended December 31, 2017 representing  an increase in management and incentive fees due to our Manager of $1.2 million and an increase in employee compensation of $0.4 million.

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
iii)	any unrealized gains or losses on Residential MSRs
iv)	one-time non-recurring gains or losses, such as gains or losses on discontinued operations, bargain purchase gains, or merger related expenses

     In calculating Core Earnings, Net Income (in accordance with GAAP) is adjusted to exclude unrealized gains and losses on MBS acquired by us in the secondary market, but is not adjusted to exclude unrealized gains and losses on MBS retained by us as part of our loan origination businesses, where we transfer originated loans into an MBS securitization and retain an interest in the securitization. In calculating Core Earnings, we do not adjust Net Income (in accordance with GAAP) to take into account unrealized gains and losses on MBS retained by us as part of our loan origination businesses because we consider the unrealized gains and losses that are generated in the loan origination and securitization process to be a fundamental part of this business and an indicator of the ongoing performance and credit quality of our historical loan originations. In calculating Core Earnings, Net Income (in accordance with GAAP) is adjusted to exclude realized gains and losses on certain MBS securities considered to be non-core.  Certain MBS positions are considered to be non-core due to a variety of reasons which may include collateral type, duration, and size. In 2016, we liquidated the majority of our non-core MBS portfolio to fund our core and recurring operating segments.

      In addition, in calculating Core Earnings, Net Income (in accordance with GAAP) is adjusted to exclude unrealized gains or losses on Residential MSRs, held at fair value.  We treat our commercial MSRs and Residential MSRs as two separate classes based on the nature of the underlying mortgages and our treatment of these assets as two separate pools for risk management purposes.  Servicing rights relating to our small business commercial business are accounted for under ASC 860, Transfer and Servicing, while our residential MSRs are accounted for under the fair value option under ASC 825, Financial Instruments.  In calculating Core Earnings, we do not exclude realized gains or losses on either commercial MSRs or Residential MSRs, held at fair value, as servicing income is a fundamental part of our business and as an indicator of the ongoing performance.

The following table presents our summarized consolidated results of operations and reconciliation to Core Earnings for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
(in thousands)	2018	2017	2016	Change 2018 vs 2017	Change 2017 vs 2016
Net Income	$61,457	$45,814	$53,406	$15,643	$(7,592)
Reconciling items:
Unrealized (gain) loss on MBS	381	(1,077)	(3,680)	1,458	2,603
Realized (gain) loss on MBS	-	-	3,696	-	(3,696)
Unrealized (gain) loss on MSRs	(4,206)	4,000	(6,917)	(8,206)	10,917
Bargain purchase gain	-	-	(15,218)	-	15,218
Merger transaction costs	-	70	4,510	(70)	(4,440)
Employee severance	-	-	418	-	(418)
Restricted Stock Unit (RSU) grant to Independent Directors	-	290	-	(290)	290
Loss on discontinued operations	-	-	3,538	-	(3,538)
Total reconciling items	$(3,825)	$3,283	$(13,653)	$(7,108)	$16,936
Income tax adjustments	1,059	(2,119)	1,155	3,178	(3,274)
Core earnings	$58,690	$46,978	$40,908	$11,713	$6,070

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Consolidated Net Income increased by $15.6 million, from $45.8 million during the year ended December 31, 2017 to $61.5 million during the year ended December 31, 2018. Consolidated Core Earnings increased by $11.7 million, from $47.0 million during the year ended December 31, 2017 to $58.7 million during the year ended December 31, 2018.

The increase in Consolidated Net Income was primarily due to an increase in SBC and SBA loan originations and SBC loan acquisitions, gains sales of Freddie Mac and SBA loans, income generated on our equity method joint venture investment, a decrease in the provision for loan losses as a result of the shift from high yield non-performing loans to credit stabilized performing loans and general growth in each of our operating segments.

The increase in Consolidated Core Earnings during the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily due to the factors discussed above, offset by unrealized gains on our residential mortgage servicing rights held at fair value.

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

The following table presents our summarized consolidated results of operations and reconciliation to Core Earnings for the three months ended December 31, 2018 and September 30, 2018:

	Three Months Ended
(in thousands)	December 31, 2018	September 30, 2018	Change
Net Income	$9,486	$17,569	$(8,083)
Reconciling items:
Unrealized (gain) loss on MBS	226	(10)	236
Unrealized (gain) loss on MSRs	2,171	(1,969)	4,140
Total reconciling items	$2,397	$(1,979)	$4,376
Income tax adjustments	(547)	495	(1,042)
Core earnings	$11,336	$16,085	$(4,749)

Three Months Ended December 31, 2018 Compared to the Three Months Ended September 30, 2018

Consolidated Net Income decreased by $8.1 million, from $17.6 million during the three months ended September 30, 2018 to $9.5 million during the three months ended December 31, 2018. Core Earnings decreased by $4.7 million, from $16.1 million during the three months ended September 30, 2018 to $11.3 million during the three months ended September 30, 2018.

The decreases in Consolidated Net Income and Core Earnings were primarily due to unrealized losses on derivatives utilized as part of our economic hedging of interest rate risk. Unrealized losses during the three months ended December 31, 2018 totaled $11.1 million, compared to unrealized gains of $8.5 million during the three months ended September 30, 2018. Residential mortgage banking activities was down $5.4 million during the three months ended December 31, 2018 as a result of a reduction in loan sales and lower origination volumes. Realized gains on financial instruments increased by $3.6 million during the quarter as a result of sales of loans, held-for-sale, at fair value. Non-interest expense decreased

$9.7 million during the three months ended December 31, 2018 due to a reduction in variable expenses on residential mortgage banking activities of $4.3 million, a reduction in professional fee expenses of $1.7 million, a reduction in employee compensation of $1.0 million, and a reduction in loan servicing expenses of $1.0 million. We also experienced unrealized losses on residential MSRs of $2.2 million during the three months ended December 31, 2018 compared to unrealized gains of $2.0 million during the three months ended September 30, 2018.

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

Cash Flow Activity for the Years Ended December 31, 2018, 2017, and 2016

The following table provides a summary of the net change in our cash and cash equivalents:

	For the years ended December 31,
(in thousands)	2018	2017	2016
Cash flows provided by operating activities	$140,297	$352,489	$14,763
Cash flows provided by (used in) investing activities	(580,759)	(235,728)	389,574
Cash flows provided by (used in) financing activities	444,478	(106,502)	(381,356)

Net increase in cash, cash equivalents, and restricted cash	$4,016	$10,259	$22,981

Year ended December 31, 2018 compared to the year ended December 31, 2017

Cash and cash equivalents increased by $4.0 million during the year ended December 31, 2018, reflecting:

•	Net cash provided by operating activities of $140.3 million for the year related primarily to:
-	Proceeds on sales and principal payments of loans, held for sale, at fair value of $2.6 billion, offset by $2.4 billion of originations and purchases of loans, held for sale, at fair value.
-	Cash outflows relating to other general changes in operating assets and liabilities.

•	Net cash used in investing activities of $580.8 million for the current year related primarily to:
-

Cash outflows of $1.3 billion relating to originations and purchases of loans, held at fair value and held-for-investment loans, offset by cash inflows relating to repayments of loans, held at fair value and held-for-investment of $746.2 million.

-	Cash outflows of $73.3 million relating to purchases of MBS, offset by proceeds from sales and principal payments of MBS of $30.4 million.

•	Net cash provided by financing activities of $444.5 million for the current quarter related primarily to:
-

Proceeds from issuances of securitized debt of $607.8 million, net proceeds from secured borrowings of $197.1 million, issuance of our corporate debt of approximately $50.0 million, issuance of our senior secured notes of $41.3 million, offset by repayments of securitized debt of $297.8 million, net repayments of guaranteed loan financing of $75.0 million, and dividend payments of $51.3 million.

Year ended December 31, 2017 compared to the year ended December 31, 2016

Cash and cash equivalents increased by $10.3 million during the year ended December 31, 2017, reflecting:

•	Net cash provided by operating activities of $352.5 million for the year related primarily to:
-	Proceeds on sales and principal payments of loans, held for sale, at fair value of $2.6 billion, offset by $2.5 billion of originations and purchases of loans, held for sale, at fair value.

-	Proceeds from sales or maturity of short-term investments and trading securities of $1.2 billion, offset by $839.4 million of purchases of short-term investments and trading securities.

•	Net cash used in investing activities of $235.7 million for the current year related primarily to:
-

Cash outflows of $602.3 million relating to originations and purchases of loans, held at fair value and held-for-investment loans, offset by cash inflows relating to repayments of loans, held at fair value and held-for-investment of $422.1 million.

-	Cash outflows of $54.3 million relating to a joint venture investments and $14.4 million of cash outflows relating to purchases of MBS.

•	Net cash used in financing activities of $106.5 million for the current quarter related primarily to:
-

Proceeds provided by our convertible note issuance of approximately $115.0 million and proceeds provided by our senior secured notes of approximately $142.0 million, offset by net repayments of secured borrowings $296.2 million and net repayments of guaranteed loan financing of $110.0 million.

Collateralized Borrowings Under Repurchase Agreements

       The following table presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase agreements during the quarter and the highest balance of any month end during the quarter (dollars in thousands):

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q4 2015	$644,137	$706,555	$768,972
Q1 2016	614,613	629,375	614,613
Q2 2016	568,837	591,725	568,837
Q3 2016	581,773	575,305	592,180
Q4 2016	600,852	591,313	745,573
Q1 2017	632,951	616,902	632,951
Q2 2017	520,169	576,560	520,169
Q3 2017	320,371	420,270	433,183
Q4 2017	382,612	351,492	382,612
Q1 2018	446,663	414,638	446,663
Q2 2018	443,263	444,963	447,751
Q3 2018	610,251	526,757	610,251
Q4 2018	635,233	622,742	635,233

The net decrease in the outstanding balances during 2016 was primarily due to the repayment of borrowings under repurchase facilities as a result of proceeds provided by our securitization activities during 2016 and a reduced need for short-term borrowings.

The net decrease in the outstanding balances during 2017 was primarily due to the proceeds provided by our convertible note issuance of approximately $115.0 million and proceeds provided by our senior secured notes of approximately $142.0 million, which were used to pay-down borrowings under repurchase agreements of approximately $218.2 million.

The net increase in the outstanding balances during 2018 was primarily due to the increased loan and MBS investment activity, which resulted in a greater need to finance these assets, which was accomplished using borrowings under repurchase agreements. These balances are typically paid down as we securitize our acquired and originated loan assets and issue senior bonds.

Securitization Activity

Our Manager’s extensive experience in loan acquisition, origination, servicing and securitization strategies has enabled us to complete several securitizations of SBC and SBA loan assets since January 2011. These securitizations allow us to match fund the SBC and SBA loans on a long-term, non-recourse basis. Four of these securitizations, including Waterfall Victoria Mortgage Trust 2011-1 (“SBC-1”), Waterfall Victoria Mortgage Trust 2011-3 (“SBC-3”), Sutherland

Commercial Mortgage Trust 2015-4 (“SBC-4”), Sutherland Commercial Mortgage Trust 2017 (“SBC-6”), and Sutherland Commercial Mortgage Trust 2018 (“SBC-7”) are trusts, whose debt is collateralized by non-performing and re-performing acquired SBC loans and a fifth securitization Waterfall Victoria Mortgage Trust 2011-2 (“SBC-2”) is a real estate mortgage investment conduit (“REMIC”) whose debt is collateralized by performing acquired SBC loans. We have completed four securitizations of newly originated SBC loans, each a REMIC, including ReadyCap Commercial Mortgage Trust 2014-1 (“RCMT 2014-1”), ReadyCap Commercial Mortgage Trust 2015-2 (“RCMT 2015-2”), ReadyCap Commercial Mortgage Trust 2016-3 (“RCMT 2016-3”), and ReadyCap Commercial Mortgage Trust 2018-4 (“RCMT 2018-4”). We also completed Ready Capital Mortgage Financing 2017 (“RCMF 2017-FL1”) and Ready Capital Mortgage Financing 2018 – FL2 (“RCMF 2018-FL2”), securitizations whose debt is collateralized by originated transitional loans, and ReadyCap Lending Small Business Trust 2015-1 (“RCLSBL 2015-1”), a securitization collateralized by SBA Section 7(a) Program loans.

In addition, we completed several securitizations of newly originated multi-family Freddie Mac loans, including Freddie Mac Small Balance Mortgage Trust 2016-SB11 (“FRESB 2016-SB11”), Freddie Mac Small Balance Mortgage Trust 2016-SB18 (“FRESB 2016-SB18”), Freddie Mac Small Balance Mortgage Trust 2017-SB33 (“FRESB 2017-SB33”), Freddie Mac Small Balance Mortgage Trust 2018-SB45 (“FRESB 2018-SB45”), Freddie Mac Small Balance Mortgage Trust 2018-SB52 (“FRESB 2018-SB52”) and Freddie Mac Small Balance Mortgage Trust 2018-SB56 (“FRESB 2018-SB56”).

The assets pledged as collateral for these securitizations were contributed from our portfolio of assets. By contributing these SBC and SBA assets to the various securitizations, these transactions created capacity for us to fund other investments.

The following table presents information on the securitization structures and related issued tranches of notes to investors:

Deal Name	Asset Class	Issuance	Ratings	Bonds Issued (in $ millions)
WVMT 2011-SBC1	SBC Acquired loans	February 2011	NR	$40.5
WVMT 2011-SBC2	SBC Acquired loans	March 2011	DBRS	97.6
WVMT 2011-SBC3	SBC Acquired loans	October 2011	NR	143.4
RCMT 2014-1	SBC Originated Conventional	September 2014	MDY / DBRS	181.7
RCLSBL 2015-1	Acquired SBA 7(a) loans	June 2015	S&P	189.5
SCML 2015-SBC4	SBC Acquired loans	August 2015	NR	125.4
RCMT 2015-2	SBC Originated Conventional	November 2015	MDY / Kroll	218.8
FRESB 2016-SB11	Originated Agency Multi-family	January 2016	GSE Wrap	110.0
FRESB 2016-SB18	Originated Agency Multi-family	July 2016	GSE Wrap	118.0
RCMT 2016-3	SBC Originated Conventional	November 2016	MDY / Kroll	162.1
FRESB 2017-SB33	Originated Agency Multi-family	June 2017	GSE Wrap	197.9
RCMF 2017-FL1	SBC Originated Transitional	August 2017	MDY / Kroll	198.8
SCMT 2017-SBC6	SBC Acquired loans	August 2017	NR	139.4
FRESB 2018-SB45	Originated Agency Multi-family	January 2018	GSE Wrap	362.0
RCMT 2018-4	SBC Originated Conventional	March 2018	MDY / DBRS	165.0
RCMF 2018-FL2	SBC Originated Transitional	June 2018	MDY / Kroll	217.1
FRESB 2018-SB52	Originated Agency Multi-family	September 2018	GSE Wrap	505.0
SCMT 2018-SBC7	SBC Acquired Loans	November 2018	DBRS	217.0
FRESB 2018-SB56	Originated Agency Multi-family	December 2018	GSE Wrap	507.3
Cumulative loan securitizations (inception to date)				$3,896.5

We used the proceeds from the sale of the tranches issued to purchase and originate SBC and SBA loans.  We are the primary beneficiary of SBC-1, SBC-2, SBC-3, RCMT 2014-1, RCMT 2015-2, RCMT 2016-3, RCMT 2018-4, RCMF 2017-FL1, RCMF 2018-FL2, RCLSBL 2015-1, SBC-4, SBC-6, and SBC-7, therefore they are consolidated in our financial statements.

Deutsche Bank Loan Repurchase Facility

Our subsidiaries, ReadyCap Commercial, Sutherland Asset I, and Sutherland Warehouse Trust II renewed their master repurchase agreement on February 14, 2018, pursuant to which ReadyCap Commercial, Sutherland Asset I and Sutherland Warehouse Trust II may be advanced an aggregate principal amount of up to $300 million on originated mortgage loans (the “DB Loan Repurchase Facility”). As of December 31, 2018, we had $240.0 million outstanding under the DB Loan Repurchase Facility. The DB Loan Repurchase Facility is used to finance SBC loans, and the interest rate is LIBOR plus a spread, which varies depending on the type and age of the loan. The DB Loan Repurchase Facility has been extended through February 2020 and our subsidiaries have an option to extend the DB Loan Repurchase Facility for an additional year, subject to certain conditions. ReadyCap Commercial’s, Sutherland Asset I’s, and Sutherland Warehouse Trust II’s obligations are fully guaranteed by us.

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

JPMorgan Loan Repurchase Facility

Our subsidiaries, ReadyCap Warehouse Financing LLC (“ReadyCap Warehouse Financing”) and Sutherland Warehouse Trust entered into master repurchase agreement in December 2015, pursuant to which ReadyCap Warehouse Financing and Sutherland Warehouse Trust, may sell, and later repurchase, mortgage loans in an aggregate principal amount of up to $200 million. Our subsidiaries renewed their master repurchase agreement with JPMorgan on December 8, 2017 (the “JPM Loan Repurchase Facility”). As of December 31, 2018, we had $96.3 million outstanding under the JPM Loan Repurchase Facility. The JPM Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is LIBOR plus a spread, which is determined by the lender on an asset-by-asset basis. The JPM Loan Repurchase Facility is committed through December 10, 2020, and ReadyCap Warehouse Financing’s and Sutherland Warehouse Trust’s obligations are fully guaranteed by us.

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

Citibank Loan Repurchase Agreement

Our subsidiaries, Waterfall Commercial Depositor,  Sutherland Asset I, and ReadyCap Commercial, LLC renewed a master repurchase agreement in June 2018 with Citibank, N.A. (the "Citi Loan Repurchase Facility" and, together with the DB Loan Repurchase Facility and the JPM Loan Repurchase Facility, the "Loan Repurchase Facilities"), pursuant to which Waterfall Commercial Depositor and Sutherland Asset I may sell, and later repurchase, a trust certificate (the “Trust

Certificate”), representing interests in mortgage loans in an aggregate principal amount of up to $500 million. As of December 31, 2018, we had $194.1 million outstanding under the Citi Loan Repurchase Facility. The Citi Loan Repurchase Facility is used to finance SBC loans, and the interest rate is one month LIBOR plus 2.125 to 2.50% per annum, depending on asset vintage. The Citi Loan Repurchase Facility is committed for a period of 364 days, and Waterfall Commercial Depositor’s,  Sutherland Asset I’s, and ReadyCap Commercial, LLC’s obligations are fully guaranteed by us.

The eligible assets for the Citi Loan Repurchase Facility are loans secured by a first mortgage lien on commercial properties which, amongst other things, generally have a UPB of less than $10 million. The principal amount paid by the bank for the Trust Certificate is based on a percentage of the lesser of the market value or the UPB of such mortgage loans backing the Trust Certificate. Waterfall Commercial Depositor,  Sutherland Asset I, and ReadyCap Commercial, LLC  are also required to pay the bank a commitment fee for the Citi Loan Repurchase Facility, as well as certain other administrative costs and expenses. The Citi Loan Repurchase Facility also includes financial maintenance covenants, which include (i) our operating partnership’s net asset value not (A) declining more than 15% in any calendar month, (B) declining more than 25% in any calendar quarter, (C) declining more than 35% in any calendar year, or (D) declining more than 50% from our operating partnership’s highest net asset value set forth in any audited financial statement provided to the bank; (ii) our operating partnership maintaining liquidity in an amount equal to at least 1% of our outstanding indebtedness; and (iii) the ratio of our operating partnership’s total indebtedness (excluding non-recourse liabilities in connection with any securitization transaction) to our net asset value not exceeding 4:1 at any time.

Securities Repurchase Agreements

As of December 31, 2018,  we had $863.8 million of secured borrowings related to SBC ABS and pledged Trust Certificates, respectively, with two counterparties (lenders).

General Statements Regarding Loan and Security Repurchase Facilities

At December 31, 2018, we had $751.3 million in fair value of Trust Certificates and loans pledged against our borrowings under the Loan Repurchase Facilities and $112.6 million in fair value of SBC ABS and short term investments pledged against our securities repurchase agreement borrowings.

Under the Loan Repurchase Facilities and securities repurchase agreements, we may be required to pledge additional assets to our counterparties in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional assets or cash. Generally, the Loan Repurchase Facilities and securities repurchase agreements contain a LIBOR-based financing rate, term and haircuts depending on the types of collateral and the counterparties involved. Further, at December 31, 2018, the average haircut provisions associated with our repurchase agreements was 33.0% for pledged Trust Certificates and loans and was 26.0% and 30.9% for pledged SBC ABS and short-term investments, respectively.

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

JPMorgan Credit Facility

We renewed our master loan and security agreement with JPMorgan in June 2018 providing for a credit facility of up to $175 million. As of December 31, 2018, we had $68.0 million outstanding under this credit facility. The credit facility is structured as a secured loan facility in which ReadyCap Lending and Sutherland 2016‑1 JPM Grantor Trust act as borrowers. Under this facility, ReadyCap and Sutherland 2016-1 JPM Grantor Trust pledge loans guaranteed by the SBA under the SBA Section 7(a) Loan Program, SBA 504 loans and other loans which were part of the CIT loan acquisition. We act as a guarantor under this facility. The agreement contains financial maintenance covenants, which include (i) total stockholders’ equity must not be permitted to be less than the sum of (a) 60% of total stockholders equity as of the closing date of the facility plus (b) 50% of the net proceeds of any equity issuance after the closing date (ii) maximum leverage of 3:1 and (iii) liquidity equal to at least the lesser of (a) 4% of the sum of (without duplication) (1) any outstanding indebtedness plus (2) amounts due under the repurchase agreement and (b) $25,000,000. The amended terms have an interest rate based on loan type ranging from one month LIBOR (reset daily), plus 2.50% per annum. The term of the facility is one year, with an option to extend for an additional year.

At December 31, 2018, we had a leverage ratio of 2.1x on a recourse debt-to-equity basis.

We maintain certain assets, which, from time to time, may include cash, unpledged SBC loans, SBC ABS and short term investments (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by our counterparties, or collectively, the “Cushion”, to meet routine margin calls and protect against unforeseen reductions in our borrowing capabilities. Our ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of our investments, our cash position and margin requirements. Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs. At December 31, 2018, we were in compliance with all debt covenants.

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

Other credit facilities

GMFS funds its origination platform through warehouse lines of credit with three counterparties with total borrowings outstanding of $69.0 million at December 31, 2018. GMFS utilizes a $125 million committed warehouse line of credit agreement which expires on March 11, 2019, a $40 million committed warehouse line of credit expiring in August 2019, and a $40 million committed warehouse line of credit expiring in July 2019. The lines are collateralized by the underlying mortgages and related documents and instruments and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved. These agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. We were in compliance with all significant debt covenants as of and for the twelve months ended December 31, 2018.

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

As of December 31, 2018, we were in compliance with all covenants with respect to the Senior Secured Notes.

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

As of December 31, 2018, we were in compliance with all covenants with respect to the Convertible notes.

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

As of December 31, 2018, we were in compliance with all covenants with respect to the Corporate Debt.

Contractual Obligations

The following table provides a summary of our contractual obligations as of December 31, 2018:

(in thousands)	Total	< 1 year	1 to 3 years	3 to 5 years	> 5 years
Borrowings under credit facilities	$199,315	$187,842	$2,973	$8,500	$—
Borrowings under repurchase agreements	635,232	298,917	336,315	—	—
Guaranteed loan financing	229,678	864	4,108	7,994	216,712
Senior secured notes	180,000	—	—	180,000	—
Convertible notes	115,000	—	—	115,000	—
Corporate debt	50,000	—	50,000	—	—
Future operating lease commitments	2,550	1,267	1,125	158	—
Total	$1,411,775	$488,890	$394,521	$311,652	$216,712

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

The following table projects the impact on our interest income and expense for the twelve month period following December 31, 2018, assuming an immediate increase or decrease of 25, 50, 75 and 100 basis points in LIBOR:

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans held for investment	$2,068	$4,335	$6,467	$8,398	$(2,124)	$(4,061)	$(5,697)	$(7,185)
Interest rate swap hedges	953	1,907	2,860	3,813	(953)	(1,907)	(2,860)	(3,813)
Total	$3,021	$6,242	$9,327	$12,212	$(3,077)	$(5,967)	$(8,557)	$(10,999)
Liabilities

Recourse debt	$(1,566)	$(3,131)	$(4,697)	$(6,263)	$1,513	$3,010	$4,507	$6,004
Non-recourse debt	(886)	(1,773)	(2,659)	(3,546)	886	1,773	2,659	3,546
Total	$(2,452)	$(4,904)	$(7,356)	$(9,809)	$2,399	$4,783	$7,166	$9,550
Total Net Impact to Net Interest Income (Expense)	$569	$1,338	$1,970	$2,403	$(678)	$(1,185)	$(1,390)	$(1,449)

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

The following table summarizes the Company’s exposure to its repurchase agreements and credit facilities counterparties at December 31, 2018:

(in thousands)	Borrowings under repurchase agreements and credit facilities (1)	Assets pledged on borrowings under repurchase agreements and credit facilities	Net Exposure (2)	Exposure as a Percentage of Total Assets
Total Counterparty Exposure	$ 834,547	$ 1,112,522	$ 277,975	9.2%

(1) The exposure reflects the difference between (a) the amount loaned to the Company through repurchase agreements and credit facilities, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets

The following table presents information with respect to any counterparty for repurchase agreements for which our Company had greater than 5% of stockholders’ equity at risk in the aggregate at December 31, 2018:

(in thousands)	Counterparty Rating (1)	Amount of Risk (2)	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
Deutsche Bank AG	BBB+ / A3	$ 70,825	12	17.9%
JPMorgan Chase Bank, N.A.	A- / A2	$ 62,994	11	11.2%
Citibank, N.A.	A+/Aa3	$ 36,023	3	6.4%
(1) The counterparty rating presented is the long-term issuer credit rating as rated at December 31, 2018 by S&P and Moody’s, respectively.

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ready Capital Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ready Capital Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 13, 2019

We have served as the Company's auditor since 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ready Capital Corporation:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Ready Capital Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 13, 2019 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 13, 2019

READY CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands)	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$54,406	$63,425
Restricted cash	28,921	11,666
Loans, net (including $22,664 and $188,150 held at fair value)	1,193,392	1,017,920
Loans, held for sale, at fair value	115,258	216,022
Mortgage backed securities, at fair value	91,937	39,922
Loans eligible for repurchase from Ginnie Mae	74,180	95,158
Investment in unconsolidated joint venture	33,438	55,369
Derivative instruments	2,070	4,725
Servicing rights (including $93,065 and $72,295 held at fair value)	120,062	94,038
Receivable from third parties	8,888	6,756
Other assets	63,234	56,840
Assets of consolidated VIEs	1,251,057	861,662
Total Assets	$3,036,843	$2,523,503
Liabilities
Secured borrowings	834,547	637,393
Securitized debt obligations of consolidated VIEs, net	905,367	598,148
Convertible notes, net	109,979	108,991
Senior secured notes, net	178,870	138,078
Corporate debt, net	48,457	—
Guaranteed loan financing	229,678	293,045
Contingent consideration	1,207	10,016
Liabilities for loans eligible for repurchase from Ginnie Mae	74,180	95,158
Derivative instruments	3,625	282
Dividends payable	13,346	12,289
Accounts payable and other accrued liabilities	73,512	74,636
Total Liabilities	$2,472,768	$1,968,036
Stockholders’ Equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 32,105,112 and 31,996,440 shares issued and outstanding, respectively	3	3
Additional paid-in capital	540,478	539,455
Retained earnings (deficit)	5,272	(3,385)
Accumulated other comprehensive income/ (loss)	(922)	—
Total Ready Capital Corporation equity	544,831	536,073
Non-controlling interests	19,244	19,394
Total Stockholders’ Equity	$564,075	$555,467
Total Liabilities and Stockholders’ Equity	$3,036,843	$2,523,503

See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(In Thousands, except share data)	2018	2017	2016
Interest income	$169,499	$138,305	$137,023
Interest expense	(109,238)	(74,646)	(57,772)
Net interest income before provision for loan losses	$60,261	$63,659	$79,251
Provision for loan losses	(1,701)	(2,363)	(7,819)
Net interest income after provision for loan losses	$58,560	$61,296	$71,432
Non-interest income
Residential mortgage banking activities	$59,852	$83,437	$7,630
Net realized gain on financial instruments	38,409	19,329	6,914
Net unrealized gain on financial instruments	4,853	7,000	17,937
Other income	5,586	7,410	9,161
Servicing income, net of amortization and impairment of $5,509, $6,020 and $7,732	27,075	22,994	8,658
Income on unconsolidated joint venture	12,148	1,048	—
Gain on bargain purchase	—	—	15,218
Total non-interest income	$147,923	$141,218	$65,518
Non-interest expense
Employee compensation and benefits	$(56,602)	$(55,039)	$(24,827)
Allocated employee compensation and benefits from related party	(4,200)	(3,843)	(3,668)
Variable expenses on residential mortgage banking activities	(22,228)	(41,737)	(597)
Professional fees	(6,999)	(8,921)	(13,420)
Management fees – related party	(8,176)	(8,059)	(7,432)
Incentive fees – related party	(1,143)	—	—
Loan servicing expense	(15,545)	(10,323)	(4,611)
Other operating expenses	(28,747)	(26,939)	(17,180)
Total non-interest expense	$(143,640)	$(154,861)	$(71,735)
Income from continuing operations before provision for income taxes	$62,843	$47,653	$65,215
Provision for income taxes	(1,386)	(1,839)	(9,651)
Net income from continuing operations	$61,457	$45,814	$55,564
Discontinued operations
Loss from discontinued operations (including loss on disposal of $2,695 in 2016)	$—	$—	$(3,538)
Income tax benefit	—	—	1,380
Loss from discontinued operations	$—	$—	$(2,158)
Net income	$61,457	$45,814	$53,406
Less: Net income attributable to non-controlling interest	2,199	2,524	4,237
Net income attributable to Ready Capital Corporation	$59,258	$43,290	$49,169

Earnings (loss) per basic common share
Continuing operations	$1.84	$1.38	$1.93
Discontinued operations	$—	$—	$(0.08)
Earnings per common share - basic	$1.84	$1.38	$1.85

Earnings (loss) per diluted common share
Continuing operations	$1.84	$1.38	$1.93
Discontinued operations	$—	$—	$(0.08)
Earnings per common share - diluted	$1.84	$1.38	$1.85

Weighted-average shares outstanding
Basic	32,085,975	31,350,102	26,647,981
Diluted	32,102,184	31,351,611	26,647,981

Dividends declared per share of common stock	$1.57	$1.48	$1.61

See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)	2018	2017	2016
Net Income	$61,457	$45,814	$53,406
Other comprehensive income (loss) - net change by component
Net change in hedging derivatives (cash flow hedges)	$(954)	$—	$—
Other comprehensive income (loss)	$(954)	$—	$—
Comprehensive income (loss)	$60,503	$45,814	$53,406
Less: Comprehensive income attributable to non-controlling interests	(2,167)	(2,524)	(4,237)
Comprehensive income attributable to Ready Capital Corporation	$58,336	$43,290	$49,169

READY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Retained	Accumulated Other	Total
	Common Stock		Preferred Stock		Additional Paid-	Earnings	Comprehensive	Ready Capital	Non-controlling
(In thousands, except share data)	Shares	Par Value	Shares	Par Value	In Capital	(Deficit)	Loss	Corporation equity	Interests	Total
Balance at January 1, 2016	25,739,847	$2	125	$125	$447,093	$(5,899)	$—	$441,321	$38,892	$480,213
Shares issued pursuant to reverse merger transaction	4,651,424	1	—	—	62,328	—	—	62,329	—	62,329
Shares redeemed pursuant to reverse merger transaction	(66)	—	—	—	(1)	—	—	(1)	—	(1)
Dividend declared on common stock ($1.61 per share)	—	—	—	—	—	(43,463)	—	(43,463)	—	(43,463)
Dividend reinvestment in common stock	103,440	—	—	—	1,806	—	—	1,806	—	1,806
Incentive shares issued	27,199	—	—	—	482	—	—	482	—	482
Conversion of OP units into common stock	27,240	—	—	—	458	—	—	458	(458)	—
Transfer of Additional Paid-In Capital	—	—	—	—	1,134	—	—	1,134	(1,134)	—
Dividend declared on preferred stock	—	—	—	—	—	(8)	—	(8)	—	(8)
Redemption of preferred stock	—	—	(125)	(125)	(5)	—	—	(130)	—	(130)
OP units issued pursuant to reverse merger transaction	—	—	—	—	—	—	—	—	816	816
Dividend declared on OP units	—	—	—	—	—	—	—	—	(3,707)	(3,707)
Dividend reinvestment in OP units	—	—	—	—	—	—	—	—	359	359
Net Income	—	—	—	—	—	49,169	—	49,169	4,237	53,406
Balance at December 31, 2016	30,549,084	$3	—	$—	$513,295	$(201)	$—	$513,097	$39,005	$552,102
Dividend declared on common stock ($1.48 per share)	—	—	—	—	—	(46,474)	—	(46,474)	—	(46,474)
Dividend declared on OP units	—	—	—	—	—	—	—	—	(2,570)	(2,570)
Shares issued in exchange of litigation settlement	275,862	—	—	—	4,000	—	—	4,000	—	4,000
Equity component of 2017 convertible note issuance	—	—	—	—	2,065	—	—	2,065	74	2,139
Offering costs allocated to Additional Paid-In Capital	—	—	—	—	(68)	—	—	(68)	(2)	(70)
Distributions, net	—	—	—	—	—	—	—	—	(56)	(56)
Stock-based compensation	—	—	—	—	582	—	—	582	—	582
Conversion of OP units into common stock	1,171,494	—	—	—	19,581	—	—	19,581	(19,581)	—
Net Income	—	—	—	—	—	43,290	—	43,290	2,524	45,814
Balance at December 31, 2017	31,996,440	$3	—	$—	$539,455	$(3,385)	$—	$536,073	$19,394	$555,467
Dividend declared on common stock ($1.57 per share)	—	—	—	—	—	(50,601)	—	(50,601)	—	(50,601)
Dividend declared on OP units	—	—	—	—	—	—	—	—	(1,766)	(1,766)
Equity issuances	5,000	—	—	—	86	—	—	86	—	86
Offering costs	—	—	—	—	(103)	—	—	(103)	—	(103)
Contributions, net	—	—	—	—	—	—	—	—	38	38
Equity component of 2017 convertible note issuance	—	—	—	—	(322)	—	—	(322)	(12)	(334)
Stock-based compensation	—	—	—	—	320	—	—	320	—	320
Vesting of stock-based compensation	48,617	—	—	—	127	—	—	127	—	127
Conversion of OP units into common stock	33,658	—	—	—	577	—	—	577	(577)	—
Manager incentive fee paid in stock	21,397	—	—	—	338	—	—	338	—	338
Net Income	—	—	—	—	—	59,258	—	59,258	2,199	61,457
Unrealized losses on cash flow hedges	—	—	—	—	—	—	(922)	(922)	(32)	(954)
Balance at December 31, 2018	32,105,112	$3	—	$—	$540,478	$5,272	$(922)	$544,831	$19,244	$564,075

See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
(In Thousands, except share information)	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$61,457	$45,814	$53,406
Less: Loss from discontinued operations	—	—	(2,158)
Net income from continuing operations	61,457	45,814	55,564
Adjustments to reconcile net income to net cash provided (used in) operating activities:
Discount accretion and premium amortization of financial instruments, net	(9,505)	(7,553)	(17,978)
Amortization of guaranteed loan financing, deferred financing costs, and intangible assets	24,975	22,078	19,457
Provision for loan losses	1,701	2,363	7,819
Charge off of real estate acquired in settlement of loans	1,086	756	1,833
Decrease in repair and denial reserve	(163)	—	—
Purchase of short-term investments	—	(839,425)	(1,569,614)
Proceeds from sale or maturity of short-term investments	—	1,159,819	1,569,992
Net settlement of derivative instruments	4,272	(1,256)	(2,058)
Purchase of loans, held for sale, at fair value	(17,481)	(11,195)	—
Origination of loans, held for sale, at fair value	(2,407,492)	(2,508,153)	(621,343)
Proceeds from disposition and principal payments of loans, held for sale, at fair value	2,586,724	2,571,583	645,954
Income on unconsolidated joint venture	1,047	(1,048)	—
Gain on sale of mortgages held for sale included in Residential mortgage banking activities	(36,240)	(63,024)	(2,943)
Gain (loss) on derivatives included in Residential mortgage banking activities	834	2,699	(126)
Creation of servicing rights, net of payoffs	(15,075)	(14,919)	(3,157)
Gain on bargain purchase	—	—	(15,218)
Net realized gains on financial instruments	(38,409)	(19,329)	(6,914)
Net unrealized gains on financial instruments	(4,853)	(7,000)	(17,937)
Net changes in operating assets and liabilities
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	(12,088)	24,319	(21,817)
Receivable from third parties	(2,132)	464	(2,328)
Other assets	1,448	(13,898)	(12,284)
Accounts payable and other accrued liabilities	191	9,394	9,580
Net cash provided by operating activities	140,297	352,489	16,482
Net cash (used in) provided by operating activities of discontinued operations	—	—	(1,719)
Cash Flow From Investing Activities:
Origination of loans	(934,607)	(454,975)	(315,339)
Purchase of loans	(369,418)	(147,327)	(98,683)
Purchase of mortgage backed securities, at fair value	(73,305)	(14,448)	(17,388)
Purchase of real estate	(1,570)	—	—
Funding of unconsolidated joint venture	—	(54,321)	—
Purchase of servicing rights	(362)	—	—
Proceeds on unconsolidated joint venture in excess of earnings recognized	20,884	—	—
Payment of liability under participation agreements, net of proceeds received	(555)	(1,100)	(2,318)
Proceeds from disposition and principal payment of loans	746,162	422,064	479,965
Proceeds from sale and principal payment of mortgage backed securities, at fair value	30,381	9,577	297,250
Proceeds from sale of real estate	1,631	4,802	6,633
Cash and restricted cash acquired in connection with the reverse merger with ZFC	—	—	39,454
Net cash (used in) provided by investing activities	(580,759)	(235,728)	389,574
Cash Flows From Financing Activities:
Proceeds from secured borrowings	3,603,933	4,555,957	4,469,816
Proceeds from issuance of securitized debt obligations of consolidated VIEs	607,837	338,043	150,367
Proceeds from senior secured note offering	41,328	141,917	—
Proceeds from convertible note issuance	—	115,000	—
Proceeds from corporate debt	50,000	—	—
Payment of contingent consideration	(8,967)	—	—
Payment of secured borrowings	(3,406,779)	(4,853,403)	(4,649,987)
Payment of securitized debt obligations of consolidated VIEs	(297,774)	(227,800)	(122,988)
Payment of guaranteed loan financing	(74,980)	(110,945)	(122,603)
Payment of senior exchangeable note	—	—	(57,500)
Payment of deferred financing costs	(18,831)	(16,885)	(1,456)
Payment of offering costs	—	(70)	—
Redemption of preferred stock	(103)	—	(130)
Contributions, net	45	(56)	—
Equity issuance	86	—	—
Dividend payments	(51,317)	(48,260)	(46,874)
Shares redeemed pursuant to reverse merger transaction	—	—	(1)
Net cash (used in) provided by financing activities	444,478	(106,502)	(381,356)
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,016	10,259	22,981
Cash, cash equivalents, and restricted cash at beginning of period	90,954	80,695	57,714
Cash, cash equivalents, and restricted cash at end of period	$94,970	$90,954	$80,695

Supplemental disclosure of operating cash flow
Cash paid for interest	$95,946	$62,106	$54,686
Cash paid (received) for income taxes	$898	$3,773	$6,161
Stock-based compensation	$447	$582	$—
Supplemental disclosure of non-cash investing activities
Loans transferred from Loans, held for sale, at fair value to Loans, net	$644	$366	$482
Loans transferred from Loans, net to Loans, held for sale, at fair value	$1,147	$4,493	$11,499
Supplemental disclosure of non-cash financing activities
Shares issued in exchange of litigation settlement	$—	$4,000	$—
Dividend reinvestment in common stock	—	—	1,806
Dividend reinvestment in operating partnership units	—	—	359
Common stock issued in connection with the reverse merger with ZAIS Financial Corp	—	—	62,329
Incentive shares issued to investment manager pursuant to management agreement	$338	$—	$482

Cash and restricted cash reconciliation
Cash and cash equivalents	$54,406	$63,425	$59,566
Restricted cash	28,921	11,666	20,190
Cash, cash equivalents, and restricted cash in Assets of consolidated VIEs	11,643	15,863	939
Cash, cash equivalents, and restricted cash at end of period	$94,970	$90,954	$80,695

READY CAPITAL CORPORATION

NOTES TO the CONSOLIDATED FINANCIAL STATEMENTS

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

Sutherland Partners, LP (the “Operating Partnership”) holds substantially all of our assets and conducts substantially all of our business. As of December 31, 2018 and 2017, the Company owned approximately 96.6% and 96.5%, of the operating partnership units (“OP units”) of the Operating Partnership, respectively. The Company, as sole general partner of the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Therefore, the Company consolidates the Operating Partnership.

The Company is a specialty-finance company which acquires, originates, manages, services and finances small to medium balance commercial (“SBC”) loans, Small Business Administration (“SBA”) loans, residential mortgage loans, and to a lesser extent, mortgage backed securities (“MBS”) collateralized primarily by SBC loans, or other real estate-related investments.

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

The Company reports its results of operations through the following four business segments: i) Loan Acquisitions, ii) SBC Originations, iii) SBA Originations, Acquisitions and Servicing, and iv) Residential Mortgage Banking, with the remaining amounts recorded in Corporate-Other. Our acquisition and origination platforms consist of the following four operating segments:

•

Loan Acquisitions.  We acquire performing and non-performing SBC loans as part of our business strategy. We hold performing SBC loans to term, and we seek to maximize the value of the non-performing SBC loans acquired by us through borrower based resolution strategies. We typically acquire non-performing loans at a discount to their unpaid principal balance (“UPB”) when we believe that resolution of the loans will provide attractive risk-adjusted returns.

•

SBC Originations. We originate SBC loans secured by stabilized or transitional investor properties using multiple loan origination channels through our wholly-owned subsidiary, ReadyCap Commercial, LLC (“RCC”). Additionally, as part of this segment, we originate and service multi-family loan products under the Federal Home Loan Mortgage Corporation (“Freddie Mac” and the “Freddie Mac program”). Originated stabilized and transitional loans are generally held-for-investment or placed into securitization structures, while originated Freddie Mac loans are held-for-sale and sold to Freddie Mac.

•

SBA Originations, Acquisitions, and Servicing. We acquire, originate and service owner-occupied loans guaranteed by the SBA under its Section 7(a) loan program (the “SBA Section 7(a) Program”) through our wholly-owned subsidiary, ReadyCap Lending (“RCL”). We hold an SBA license as one of only 14 non-bank Small Business Lending Companies (“SBLCs”) and have been granted preferred lender status by the SBA. We will generally hold 25% of the originated loan as held-for-investment, while the 75% portion of the loan is held-for-sale.

•

Residential Mortgage Banking. In connection with our merger with ZAIS Financial on October 31, 2016, we added a residential mortgage loan origination segment through our wholly-owned subsidiary, GMFS, LLC ("GMFS"). GMFS originates residential mortgage loans eligible to be purchased, guaranteed or insured by the

Federal National Mortgage Association (“Fannie Mae”), Freddie Mac, Federal Housing Administration (“FHA”), U.S. Department of Agriculture (“USDA”) and U.S. Department of Veterans Affairs (“VA”) through retail, correspondent and broker channels. These originated loans are then sold to third parties.

On November 7, 2018, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Owens Realty Mortgage, Inc. (“ORM”), a specialty finance company that focuses on the origination, investment, and management of commercial real estate loans, primarily in the Western U.S. Pursuant to the Merger Agreement, the Company will acquire ORM in a stock-for-stock transaction, whereby each outstanding share of ORM common stock will be converted into the right to receive 1.441 shares of Company common stock, based on a fixed exchange ratio. The estimated total consideration transferred of $182.6 million, represents the current value of the Company’s common stock, adjusted for the exchange ratio, based on a November 7, 2018 closing price. Upon the closing of the transaction, which is conditioned on shareholder approval, Ready Capital stockholders will own approximately 72.4% of the combined company’s stock, while Owens Realty Mortgage stockholders will own approximately 27.6%  of the combined company’s stock. The transaction is expected to close during the first quarter of 2019 and is subject to regulatory approvals and customary closing conditions. The stockholder base resulting from the acquisition of ORM is expected to enhance the trading volume and liquidity for our stockholders.

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

As described in further below, effective during the fourth quarter of 2018, the Company revised its presentation of residential mortgage banking activities and variable expenses on residential mortgage banking activities within our Consolidated Statements of Income and Note 9, which no longer presents these amounts as a net amount. Prior period numbers were revised to conform to the new presentation and to be consistent with our current period’s presentation.

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

As of December 31, 2018 and 2017, the Company had $0.6 million and $0.6 million, respectively, in money market mutual funds, and substantially all of the Company’s cash and cash equivalents not held in money market funds were comprised of cash balances with banks that are in excess of the Federal Deposit Insurance Corporation insurance limits.

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

Loans, held-for-investment

Loans, held-for-investment are loans acquired from third parties (“acquired loans”), loans originated by ReadyCap that we do not intend to sell, or securitized loans that were previously originated by ReadyCap. Securitized loans remain on the Company’s balance sheet because the securitization vehicles are consolidated under ASC 810.

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

Acquired loans without evidence of these conditions, securitized loans, and loans originated by ReadyCap that we do not intend to sell are accounted for under ASC 310-10, Receivables-Overall, (“ASC 310-10”) and are referred to as “Non-purchased credit impaired loans” (non-PCI loans).

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

Loans, held for sale, at fair value

Loans, held for sale, at fair value are loans that are expected to be sold to third parties in the near term. Interest is recognized as interest income on the consolidated statements of income when earned and deemed collectible. For loans originated by our SBC originations and SBA originations segments, changes in fair value are recurring and are reported as net unrealized gain (loss) on the consolidated statements of income. For originated SBA loans, the guaranteed portion is held for sale, at fair value. For loans originated by GMFS, changes in fair value are reported as residential mortgage banking activities on the consolidated statements of income.

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

All derivatives are reported as either assets or liabilities on the consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings unless hedge accounting is elected.

Although permitted under certain circumstances, generally the Company does not offset cash collateral receivable or payables against our gross derivative positions. As of December 31, 2018 and 2017, the cash collateral receivable held for derivatives is $11.6 million and $0.8 million, respectively, and is included in restricted cash on the consolidated balance sheets.

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

Interest Rate Lock Commitments (“IRLCs”)

IRLCs are agreements under which GMFS agrees to extend credit to a borrower under certain specified terms and conditions in which the interest rate and the maximum amount of the loan are set prior to funding. Unrealized gains and losses on the IRLCs, reflected as derivative assets and derivative liabilities, respectively, are measured based on the value of the underlying mortgage loan, quoted government-sponsored enterprise (Fannie Mae, Freddie Mac, and the Government National Mortgage Association ((“Ginnie Mae”), collectively, “GSEs”) or MBS prices, estimates of the fair value of the mortgage servicing rights (“MSRs”) and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees. The realized and unrealized gains or losses are reported on the consolidated statements of income as residential mortgage banking activities. IRLCs are classified as Level 3 in the fair value hierarchy.

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

Hedge Accounting

      We account for our hedging activities in accordance with ASC 815, Derivatives and Hedging. As a general rule, hedge accounting is permitted where the Company is exposed to a particular risk, such as interest rate risk, that causes changes in the fair value of an asset or liability or variability in the expected future cash flows of an existing asset, liability, or forecasted transaction that may affect earnings.

     To qualify as an accounting hedge under the hedge accounting rules (versus an economic hedge where hedge accounting is not applied), a hedging relationship must be highly effective in offsetting the risk designated as being hedged. We use cash flow hedges to hedge the exposure to variability in cash flows from forecasted transactions, including the anticipated issuance of securitized debt obligations. ASC 815-20-25-15(a) defines a forecasted transaction as: 1) a single transaction, or 2) a group of individual transactions that share the same risk exposures for which they are designated as being hedged. Hedges of forecasted transactions are considered cash flow hedges since the price is not fixed, hence involve variability of cash flows.

     For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income/(loss) ("OCI") and recognized in the Consolidated Statements of Income when the hedged cash flows affect earnings. Derivative amounts affecting earnings are recognized consistent with the classification of the hedged item, primarily interest expense. The ineffective portions of the cash flow hedges are immediately recognized in earnings. If the hedge relationship is terminated, then the value of the derivative recorded in accumulated other comprehensive income / (loss) ("AOCI") is recognized in earnings when the cash flows that were hedged affect earnings. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge forecast (including an additional two month window), any related derivative values recorded in AOCI are immediately recognized in earnings. Hedge accounting is generally terminated at the debt issuance date because we are no longer exposed to cash flow variability subsequent to issuance. Accumulated amounts recorded in AOCI at that date are then released to earnings in future periods to reflect the difference in 1) the fixed rates economically locked in at the inception of the hedge and 2) the actual fixed rates established in the debt instrument at issuance. Because of the effects of the time value of money, the actual interest expense reported in earnings will not equal the effective yield locked in at hedge inception multiplied by the par value. Similarly, this hedging strategy does not actually fix the interest payments associated with the forecasted debt issuance.

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

Servicing rights are recognized upon sale of loans, including a securitization of loans accounted for as a sale in accordance with GAAP, if servicing is retained. For servicing rights, gains related to servicing rights retained is included in net realized gain/(loss) on the consolidated statements of income. For residential mortgage servicing rights, gains on servicing rights retained upon sale of a loan are included in residential mortgage banking activities on the consolidated statements of income.

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

The Company has elected to account for its portfolio of residential MSRs at fair value. For these assets, the Company uses a third-party vendor to assist management in estimating the fair value. The third-party vendor uses a discounted cash flow approach which consists of projecting servicing cash flows discounted at a rate that management believes market participants would use in their determinations of fair value. The key assumptions used in the estimation of the fair value of MSRs include prepayment rates, discount rates, default rates, and cost of servicing rates. Residential MSRs are classified as Level 3 in the fair value hierarchy.

Intangible assets

Intangible assets are accounted for under ASC 350, Intangibles-Goodwill and Other. As of December 31, 2018 and 2017, the Company’s identifiable intangible assets include SBA license for our lending operations as well as a trade name, a favorable lease, and other licenses relating to our residential mortgage banking segment, obtained as part of the ZAIS Financial merger transaction. The Company determined that its SBA license has an indefinite life, while the other intangibles acquired as part of the ZAIS Financial merger transaction are finite-lived. The Company amortizes intangible assets with identified estimated useful lives on a straight-line basis over their estimated useful lives. The Company initially records its intangible assets at cost and subsequently tests for impairment on an annual basis. Intangible assets are included within other assets on the consolidated balance sheets.

Investment in unconsolidated joint venture

In November of 2017, the Company acquired an interest in an SBC loan pool through a joint venture, WFLLA, LLC, which the Company has a 50% interest. According to ASC 323, Equity Method and Joint Ventures, investors in unincorporated entities such as partnerships and unincorporated joint ventures generally shall account for their investments using the equity method of accounting if the investor has the ability to exercise significant influence over the investee. Under the equity method, we recognize our share of the earnings or losses of the investment monthly in earnings and adjust the carrying amount for our share of the distributions that exceed our earnings.

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

Secured borrowings

Secured borrowings include borrowings under credit facilities, borrowings under repurchase agreements, and promissory notes.

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

Borrowing under repurchase agreements

Borrowings under repurchase agreements are accounted for under ASC 860, Transfers and Servicing. Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Through December 31, 2018, none of our repurchase agreements have been accounted for as components of linked transactions. All securities financed through a repurchase agreement have remained on our consolidated balance sheets as an asset and cash received from the lender was recorded on our consolidated balance sheets as a liability. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense on the consolidated statements of income.

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

Debt issuance costs related to securitizations are presented as a direct deduction from the carrying value of the related debt liability. Debt issuance costs are amortized using the effective interest method and are included in interest expense on the consolidated financial statements.

Convertible note, net

ASC 470, Debt, requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires that the initial proceeds from the sale of these notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. We measured the estimated fair value of the debt component of our convertible notes as of the issuance date based on our nonconvertible debt borrowing rate. The equity components of the convertible senior notes have been reflected within additional paid-in capital in our consolidated balance sheet, and the resulting debt discount is amortized over the period during which the convertible notes are expected to be outstanding (through the maturity date) as additional non-cash interest expense.

Upon repurchase of convertible debt instruments, ASC 470-20 requires the issuer to allocate total settlement consideration, inclusive of transaction costs, amongst the liability and equity components of the instrument based on the fair value of the liability component immediately prior to repurchase. The difference between the settlement consideration allocated to the liability component and the net carrying value of the liability component, including unamortized debt issuance costs, would be recognized as gain (loss) on extinguishment of debt in our consolidated statements of operations. The remaining settlement consideration allocated to the equity component would be recognized as a reduction of additional paid-in capital in our consolidated balance sheets.

Senior secured notes, net

The Company accounts for secured debt offerings under ASC 470, Debt. Pursuant to the adoption of ASU 2015-03, the Company’s senior secured notes are is presented net of debt issuance costs. These senior secured notes are collateralized by loans, MBS, and retained interests of consolidated VIE’s. Interest paid and accrued in connection with senior secured notes is recorded as interest expense on the consolidated statements of income.

Corporate debt, net

The Company accounts for corporate debt offerings under ASC 470, Debt. The Company’s corporate debt is presented net of debt issuance costs. Interest paid and accrued in connection with corporate debt is recorded as interest expense on the consolidated statements of income.

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

Repair and denial reserve

The repair and denial reserve represents the potential liability to the SBA in the event that we are required to make the SBA whole for reimbursement of the guaranteed portion of SBA loans. We may be responsible for the guaranteed portion of SBA loans if there are lien and collateral issues, unauthorized use of proceeds, liquidation deficiencies, undocumented servicing actions or denial of SBA eligibility. This reserve is calculated using an estimated frequency of a repair and denial event upon default, as well as an estimate of the severity of the repair and denial as a percentage of the guaranteed balance.

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

Fair Value Option

The guidance in ASC 825, Financial Instruments, provides a fair value option election that allows entities to make an election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately in our consolidated balance sheets from those instruments using another accounting method.

We have elected the fair value option for certain loans held-for-sale originated by ReadyCap that the Company intends to sell in the near term. The fair value elections for loans, held for sale, at fair value originated by ReadyCap were made due to the short-term nature of these instruments.

We have elected the fair value option for loans held-for-sale originated by GMFS that the Company intends to sell in the near term. We have elected the fair value option for certain residential mortgage servicing rights acquired as part of the merger transaction.

Earnings per Share

We present both basic and diluted earnings per share (“EPS”) amounts in our consolidated financial statements of income. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from our share-based compensation, consisting of unvested restricted stock units (“RSUs”), unvested restricted stock awards (“RSAs”), as well as “in-the-money” conversion options associated with our outstanding convertible senior notes. Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

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

We provide for exposure in connection with uncertain tax positions, which requires significant judgment by management including determination, based on the weight of the tax law and available evidence, that it is more-likely-than-not that a tax result will be realized. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense on our consolidated statements of income. As of December 31, 2018 and 2017, we accrued no taxes, interest or penalties related to uncertain tax positions. In addition, we do not anticipate a change in this position in the next 12 months.

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

Interest Income

Interest income on non-PCI loans, held-for-investment, loans, held at fair value, loans, held for sale, at fair value, and MBS, at fair value is accrued based on the outstanding principal amount and contractual terms of the instrument. Discounts or premiums associated with the loans and investment securities are amortized or accreted into interest income as a yield adjustment on the effective interest method, based on contractual cash flows through the maturity date of the investment. On at least a quarterly basis, we review and, if appropriate, make adjustments to the accrual status of the asset. If the asset has been delinquent for the previous 90 days, the asset status will turn to non-accrual, and recognition of interest income will be suspended until the asset resumes contractual payments for three consecutive months. For PCI loans, the excess of the cash flows expected to be collected on these loans, measured as of the acquisition date, over the initial investment is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan using the interest method of accretion.

Realized Gains (Losses)

Upon the sale or disposition (not including the prepayment of outstanding principal balance) of loans or securities, the excess (or deficiency) of net proceeds over the net carrying value or cost basis of such loans or securities is recognized as a realized gain/loss.

Origination Income and Expense

Origination income represents fees received for origination of either loans, held at fair value, loans, held for sale, at fair value, or loans, held-for-investment. For loans held, at fair value, and loans, held for sale, at fair value, pursuant to ASC 825, the Company reports origination fee income as revenue and fees charged and costs incurred as expenses. These fees and costs are excluded from the fair value. For originated loans, held-for-investment, under ASC 310-10, the Company defers these origination fees and costs at origination and amortizes them under the effective interest method over the life of the loan. Origination fees and expenses for ReadyCap loans, held at fair value and loans, held for sale, at fair value, are presented in the consolidated statements of income in other income and operating expenses. Origination fees for residential mortgage loans originated by GMFS are presented in the consolidated statements of income in residential mortgage banking activities, while origination expenses are presented within variable expenses on residential mortgage banking activities. The amortization of net origination fees and expenses for loans, held-for-investment are presented in the consolidated statements of income in interest income.

Residential Mortgage Banking Activities

Residential mortgage banking activities, reflects revenue within our residential mortgage banking business directly related to loan origination and sale activity. This primarily consists of the realized gains on sales of residential loans held for sale and loan origination fee income, Residential mortgage banking activities also consists of unrealized gains and losses associated with the changes in fair value of the loans held for sale, the fair value of retained MSR additions, and the realized and unrealized gains and losses from derivative instruments.

Gains and losses from the sale of mortgage loans held for sale are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale and is included in residential mortgage banking activities, in the consolidated statements of income. Sales proceeds reflect the cash received from investors from the sale of a loan plus the servicing release premium if the related MSR is sold. Gains and losses also includes the unrealized gains and losses associated with the mortgage loans held for sale and the realized and unrealized gains and losses from IRLCs.

Loan origination fee income represents revenue earned from originating mortgage loans held for sale and are reflected in residential mortgage banking activities, when loans are sold.

Variable Expenses on Residential Mortgage Banking Activities

Loan expenses include indirect costs related to loan origination activities, such as correspondent fees, and are expensed as incurred and are included within variable expenses on residential mortgage banking activities on the Company’s consolidated statements of income. The provision for loan indemnification includes the fair value of the incurred liability for mortgage repurchases and indemnifications recognized at the time of loan sale and any other provisions recorded against the loan indemnification reserve. Loan origination costs directly attributable to the processing, underwriting, and closing of a loan are included in the gain on sale of mortgage loans held for sale when loans are sold.

Note 4 – Recently Issued Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Standards adopted during 2018

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



The retrospective adoption of this standard did not have a material impact on our consolidated financial statements.  We chose the cumulative earnings approach for distributions received from equity method investees, which did not result in any changes in the way we account for such distributions since there were no equity method investments held prior to Q4 of 2017.

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



The adoption of this standard on a retrospective basis resulted in reclassifying restricted cash out of investing activities (and financing activities for restricted cash within consolidated variable interest entities) and is now included within cash and cash equivalents on the consolidated statement of cash flows. The following table shows the impact of the adoption of this guidance.

Issued November 2016			

On January 1, 2018, Ready Capital adopted Accounting Standard Update No. 2016-18: Statement of Cash Flows—Restricted Cash ("ASU 2016-18"). The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Thus, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The adoption of the ASU 2016-18 amendments resulted in a change to the consolidated statement of cash flows for the years ended December 31, 2017 and 2016. The following table provides information regarding Ready Capital's cash flows for the years ended December 31, 2017 and 2016, adjusted to reflect ASU 2016-18 (in thousands):

(In Thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016
Net cash provided by operating activities	$352,489	$16,482
Net cash (used in) provided by operating activities of discontinued operations	-	(1,719)
Net cash (used in) provided by investing activities	(235,728)	389,574
Net cash (used in) provided by financing activities	(106,502)	(381,356)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,259	22,981
Cash, cash equivalents and restricted cash - beginning of year	80,695	57,714
Cash, cash equivalents and restricted cash - end of year	$90,954	$80,695

FASB Standards issued, but not yet adopted

Standard	Summary of guidance	Effects on financial statements

ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments	

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

				This standard currently would not have an impact on our consolidated financial statements. None of our issued equity or debt (in particular our convertible notes), contain down round features.
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities		Provides guidance on simplifying the accounting and presentation for hedging activities.		Required effective date: For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.
Issued August 2017			

This standard currently would have a minimal impact on our financial statements, as the change would simplify hedge documentation requirements and presentation associated with hedging activities, but would not affect the financial statement impact of hedge accounting.

ASU 2018-11, Leases (Topic 842): Targeted Improvements to Accounting for Leases	

Provides guidance on increasing the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions.



Required effective date: The amendments in this Update affect the amendments in Update 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of this Update, and the transition requirements are the same as those in Topic 842.

Issued July 2018			

Based on the implementation efforts to date, the Company expects a gross up of approximately $2.1 million its consolidated balance sheet upon recognition of the right-of-use assets and lease liabilities.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement		Provides guidance on increasing the transparency and comparability of the disclosure requirements for fair value measurement.		Required effective date: The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.
Issued August 2018				The Company is evaluating the impact ASU 2018-13 will have on our consolidated financial statements.

ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract



Provides guidance on evaluating the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license.



Required effective date: The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and interim periods within those fiscal years.



An intangible asset is recognized for the software license and, to the extent that the payments attributable to the software license are made over time, a liability also is recognized. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. This generally means that the fees associated with the hosting element (service) of the arrangement are expensed as incurred.



The Company is evaluating the impact ASU 2018-15 will have on our consolidated financial statements. Based on our implementation efforts to date, we do not believe this update will have a material impact on our consolidated financial statements.

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

•	Loans at fair value – certain originated conventional SBC loans for which the Company has elected the fair value option
•	Loans, held-for-sale, at fair value – originated or acquired that we intend to sell in the near term
•	PCI loans held-for-investment – acquired loans with signs of credit deterioration at time of purchase

Loan Portfolio

The following table summarizes the classification, unpaid principal balance (“UPB”), and carrying value of loans held by the Company including loans of consolidated VIEs:

	December 31, 2018		December 31, 2017
Loans (In Thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Acquired SBA 7(a) loans	$264,308	$283,423	$331,083	$353,556
Acquired loans	206,983	215,213	191,327	209,694
Originated Transitional loans	272,981	275,237	246,076	248,190
Originated SBC loans, at fair value	22,664	22,325	188,150	182,045
Originated SBC loans	345,100	342,751	27,610	27,349
Originated SBA 7(a) loans	85,569	89,733	41,208	43,439
Originated Residential Agency loans	1,899	1,900	2,013	2,014
Total Loans, before allowance for loan losses	$1,199,504	$1,230,582	$1,027,467	$1,066,287
Allowance for loan losses	$(6,112)	—	$(9,547)	—
Total Loans, net	$1,193,392	$1,230,582	$1,017,920	$1,066,287
Loans in consolidated VIEs
Loans
Originated SBC loans	$432,308	$422,897	$382,873	$373,996
Acquired loans	343,156	354,794	189,545	204,497
Acquired SBA 7(a) loans	55,966	74,554	69,523	95,605
Originated Transitional loans	391,752	393,116	196,438	196,070
Total Loans, in consolidated VIEs, before allowance for loan losses	$1,223,182	$1,245,361	$838,379	$870,168
Allowance for loan losses on loans in consolidated VIEs	$(2,208)	—	$(2,199)	—
Total Loans, net, in consolidated VIEs	$1,220,974	$1,245,361	$836,180	$870,168
Total Loans, net, and Loans, net in consolidated VIEs	$2,414,366	$2,475,943	$1,854,100	$1,936,455
Loans, held for sale, at fair value
Originated Residential Agency loans	$67,775	$65,586	$129,096	$124,758
Originated Freddie Mac loans	23,322	22,973	67,591	66,642
Originated SBA 7(a) loans	21,153	19,669	16,791	15,472
Acquired loans	3,008	2,935	2,544	2,662
Total Loans, held for sale, at fair value	$115,258	$111,163	$216,022	$209,534
Total Loan portfolio	$2,529,624	$2,587,106	$2,070,122	$2,145,989

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

The following tables display delinquency information on loans, net as of the consolidated balance sheet dates:

	December 31, 2018
Loans (In Thousands)	Current and less than 30 days past due	30-89 Days Past Due	90+ Days Past Due	Total Loans Carrying Value	Non-Accrual Loans	90+ Days Past Due but Accruing
Loans(1)(2)
Acquired SBA 7(a) loans	$299,080	$14,943	$4,465	$318,488	$17,916	$1,043
Acquired loans	524,930	7,213	13,552	545,695	11,447	3,811
Originated Transitional loans	659,103	5,630	—	664,733	—	—
Originated SBC loans, at fair value	22,664	—	—	22,664	—	—
Originated SBC loans	748,146	12,367	16,895	777,408	16,895	—
Originated SBA 7(a) loans	83,076	2,178	162	85,416	1,666	—
Originated Residential Agency loans	337	—	1,562	1,899	1,562	—
Total Loans, before general allowance for loans losses	$2,337,336	$42,331	$36,636	$2,416,303	$49,486	$4,854
General allowance for loan losses				$(1,937)
Total Loans, net				$2,414,366
Percentage of outstanding	96.7%	1.8%	1.5%	100%	2.0%	0.2%
(1) Loan balances include specific allowance for loan losses.
(2) Includes Loans, net in consolidated VIEs

	December 31, 2017
Loans (In Thousands)	Current and less than 30 days past due	30-89 Days Past Due	90+ Days Past Due	Total Loans Carrying Value	Non-Accrual Loans	90+ Days Past Due but Accruing
Loans(1)(2)
Acquired SBA 7(a) loans	$376,102	$15,953	$5,542	$397,597	$16,782	$176
Acquired loans	348,271	6,891	19,263	374,425	16,405	4,090
Originated Transitional loans	435,252	7,263	—	442,515	—	—
Originated SBC loans, at fair value	188,150	—	—	188,150	—	—
Originated SBC loans	402,004	7,702	608	410,314	608	—
Originated SBA 7(a) loans	40,871	311	—	41,182	671	—
Originated Residential Agency loans	1,226	—	787	2,013	289	498
Total Loans, before allowance for loans losses	$1,791,876	$38,120	$26,200	$1,856,196	$34,755	$4,764
General allowance for loan losses				$(2,096)
Total Loans, net				$1,854,100
Percentage of outstanding	96.5%	2.1%	1.4%	100%	1.9%	0.3%
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

      The following tables presents quantitative information on the credit quality of loans, net as of December 31, 2018 and December 31, 2017:

	Loan-to-Value (a)
(In Thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
December 31, 2018
Loans(1) (2)
Acquired SBA 7(a) loans	$6,337	$38,150	$100,578	$93,411	$33,750	$46,262	$318,488
Acquired loans	118,198	165,567	136,206	70,017	40,003	15,704	545,695
Originated Transitional loans	—	29,245	178,861	348,967	101,513	6,147	664,733
Originated SBC loans, at fair value	—	8,600	—	6,328	7,736	—	22,664
Originated SBC loans	—	48,259	271,311	457,838	—	—	777,408
Originated SBA 7(a) loans	393	3,200	10,642	24,387	16,473	30,321	85,416
Originated Residential Agency loans	—	—	111	952	734	102	1,899
Total Loans, before general allowance for loans losses	$124,928	$293,021	$697,709	$1,001,900	$200,209	$98,536	$2,416,303
General allowance for loan losses							$(1,937)
Total Loans, net							$2,414,366
December 31, 2017
Loans(1) (2)
Acquired SBA 7(a) loans	$8,978	$37,880	$125,234	$106,199	$56,676	$62,630	$397,597
Acquired loans	54,463	102,498	114,010	67,037	18,745	17,672	374,425
Originated Transitional loans	—	26,735	171,227	212,830	21,639	10,084	442,515
Originated SBC loans, at fair value	—	17,294	31,245	115,653	21,245	2,713	188,150
Originated SBC loans	2,661	49,281	192,796	158,047	7,529	—	410,314
Originated SBA 7(a) loans	52	954	5,227	15,583	5,766	13,600	41,182
Originated Residential Agency loans	—	60	166	609	823	355	2,013
Total Loans, before allowance for loans losses	$66,154	$234,702	$639,905	$675,958	$132,423	$107,054	$1,856,196
General allowance for loan losses							$(2,096)
Total Loans, net							$1,854,100
(a) Loan-to-value is calculated as carrying amount as a percentage of current collateral value
(1) Loan balances include specific allowance for loan loss reserves.
(2) Includes Loans, net in consolidated VIEs

As of December 31, 2018 and 2017, the Company’s total carrying amount of loans in the foreclosure process was $1.4 million and $0.4 million, respectively.

The following table displays the geographic concentration of the Company’s loans, net, secured by real estate recorded on our consolidated balance sheets.

Geographic Concentration (Unpaid Principal Balance)	December 31, 2018	December 31, 2017
California	14.1%	13.5%
Texas	11.3	12.4
Florida	10.8	11.7
New York	6.3	6.8
Georgia	5.3	6.2
Arizona	5.0	5.1
Illinois	3.8	3.9
Pennsylvania	3.8	2.1
North Carolina	3.7	3.7
Ohio	2.8	2.7
Other	33.1	31.9
Total	100.0%	100.0%

The following table displays the collateral type concentration of the Company’s loans, net, on our consolidated balance sheets.

Collateral Concentration (Unpaid Principal Balance)	December 31, 2018	December 31, 2017
Multi-family	23.3%	21.1%
Retail	18.5	17.6
SBA(1)	18.1	25.4
Office	15.1	15.6
Mixed Use	9.6	6.3
Industrial	8.2	6.9
Lodging/Residential	2.4	2.9
Other	4.8	4.2
Total	100.0%	100.0%
(1) Further detail provided on SBA collateral concentration is included in table below.

The following table displays the collateral type concentration of the Company’s SBA loans within loans, net, on our consolidated balance sheets.

Collateral Concentration (Unpaid Principal Balance)	December 31, 2018	December 31, 2017
Offices of Physicians	17.7%	16.0%
Lodging	10.1	10.5
Child Day Care Services	9.9	12.3
Veterinarians	6.8	7.0
Eating Places	5.4	5.5
Grocery Stores	3.8	4.7
Hotels, Motels & Tourist Courts	3.8	0.9
Auto	2.7	3.2
Funeral Service & Crematories	2.3	2.2
Gasoline Service Stations	2.3	1.9
Other	35.2	35.8
Total	100.0%	100.0%

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

The following tables detail the allowance for loan losses by loan product and impairment methodology as of the consolidated balance sheet dates:

	December 31, 2018
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
General	$11	$353	$608	$532	$433	$1,937
Specific	-	-	1,012	823	153	1,988
PCI	-	-	3,432	963	-	4,395
Ending balance	$11	$353	$5,052	$2,318	$586	$8,320

	December 31, 2017
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
General	$468	$-	$819	$518	$291	$2,096
Specific	169	-	586	1,564	27	2,346
PCI	-	-	5,859	1,445	-	7,304
Ending balance	$637	$-	$7,264	$3,527	$318	$11,746

The following tables detail the activity of the allowance for loan losses for loans:

	Year ended December 31, 2018
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
Beginning balance	$637	$-	$7,264	$3,527	$318	$11,746
Provision for (Recoveries of) loan losses	(457)	353	1,843	(306)	268	1,701
Charge-offs and sales	(169)	-	(1,380)	(903)	-	(2,452)
Recoveries	-	-	(2,675)	-	-	(2,675)
Ending balance	$11	$353	$5,052	$2,318	$586	$8,320

	Year ended December 31, 2017
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
Beginning balance	$804	$-	$10,150	$5,004	$172	$16,130
Provision for loan losses	(166)	-	2,387	(4)	146	2,363
Charge-offs and sales	-	-	(1,356)	(1,473)	-	(2,829)
Recoveries	(1)	-	(3,917)	-	-	(3,918)
Ending balance	$637	$-	$7,264	$3,527	$318	$11,746

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

(In Thousands)	December 31, 2018	December 31, 2017
Impaired loans
With an allowance	$9,734	$9,222
Without an allowance	33,082	12,659
Total recorded carrying value of impaired loans	$42,816	$21,881
Allowance for loan losses related to impaired loans	$(1,989)	$(2,346)
Unpaid principal balance of impaired loans	$49,128	$29,853
Impaired loans on non-accrual status	$42,816	$21,881

Average carrying value of impaired loans	$36,675	$28,693

	December 31, 2018	December 31, 2017
Interest income on impaired loans for the year ended	$966	$610

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

The following table summarizes the recorded investment of TDRs on the consolidated balance sheet dates by loan type.

	December 31, 2018			December 31, 2017
(In Thousands)	SBC	SBA	Total	SBC	SBA	Total
Recorded carrying value modified loans classified as TDRs	$1,825	$17,344	$19,169	$3,727	$12,398	$16,125
Allowance for loan losses on loans classified as TDRs	$321	$278	$599	$883	$695	$1,578

Carrying value of modified loans classified as TDRs
Carrying value of modified loans classified as TDRs on accrual status	$1,696	$7,375	$9,071	$1,804	$4,791	$6,595
Carrying value of modified loans classified as TDRs on non-accrual status	129	9,969	10,098	1,923	7,607	9,530
Total carrying value of modified loans classified as TDRs	$1,825	$17,344	$19,169	$3,727	$12,398	$16,125

The following table summarizes the TDR activity that occurred during the years ended December 31, 2018 and 2017 and the financial effects of these modifications.

	Year Ended December 31, 2018				Year Ended December 31, 2017
(In Thousands, except number of loans)	SBC	SBA	Total		SBC	SBA	Total
Number of loans permanently modified	1	38	39		14	47	61
Pre-modification recorded balance (a)	$3,444	$7,214	$10,658		$3,518	$6,187	$9,705
Post-modification recorded balance (a)	3,444	7,266	10,710		3,041	6,132	9,173

Number of loans that remain in default as of December 31, 2018 (b)	1	11	12		10	18	28
Balance of loans that remain in default as of December 31, 2018 (b)	$3,444	$534	$3,978		$1,590	$672	$2,262

Concession granted (a):				PY
Term extension	$-	$6,844	$6,844		$413	$4,931	$5,344
Interest rate reduction	-	-	-		100	239	339
Principal reduction	-	7	7		601	286	887
Foreclosure	3,444	181	3,625		920	554	1,474
Total	$3,444	$7,032	$10,476		$2,034	$6,010	$8,044
(a) Represents carrying value.

(b) Represents the December 31, 2018 carrying values of the TDRs that occurred during the year ended December 31, 2018 and 2017 that remained in default as of December 31, 2018. Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected.  For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

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

Loans, held-for-investment are accounted for under ASC 310-10 or ASC 310-30 depending on whether there is evidence of credit deterioration at the time of acquisition. The outstanding carrying amount of our held-for-investment loan portfolio broken down by ASC 310-10 (non-PCI loans) and ASC 310-30 (PCI loans) is as follows:

	December 31, 2018		December 31, 2017
	Non-PCI	PCI	Non-PCI	PCI
(In Thousands)	Loans	Loans	Loans	Loans
Unpaid principal balance	$2,361,155	$92,463	$1,624,395	$130,015
Non-accretable discount	-	(6,040)	—	(8,336)
Accretable discount	(31,533)	(16,023)	(44,629)	(23,749)
Loans, held-for-investment	2,329,622	70,400	1,579,766	97,930
Allowance for loan losses	(3,925)	(4,395)	(4,442)	(7,304)
Loans, held-for-investment	$2,325,697	$66,005	$1,575,324	$90,626

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

	Year Ended December 31,
(In Thousands)	2018	2017
Beginning accretable discount- PCI loans	$23,749	$26,978
Purchases/Originations	514	1,234
Sales	(2,554)	(2,835)
Accretion	(5,123)	(4,735)
Other	726	1,466
Transfers	(1,289)	1,641
Ending accretable discount- PCI loans	$16,023	$23,749

In 2017, the Company acquired credit impaired loans with contractually required principal and interest payments receivable of $12.5 million; expected cash flows of $8.9 million; and a fair value (initial carrying amount) of $6.2 million. In 2018, the Company acquired credit impaired loans with contractually required principal and interest payments receivable of $4.1 million; expected cash flows of $1.8 million; and a fair value (initial carrying amount) of $1.4 million.

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

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2018:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash held in money market funds	$586	$—	$—	$586
Loans, held for sale, at fair value	—	115,258	—	115,258
Loans, net, at fair value	—	—	22,664	22,664
Mortgage backed securities, at fair value	—	79,789	12,148	91,937
Derivative instruments, at fair value	—	294	1,776	2,070
Residential mortgage servicing rights, at fair value	—	—	93,065	93,065
Total assets	$586	$195,341	$129,653	$325,580

Liabilities:
Derivative instruments, at fair value	$—	$3,625	$—	$3,625
Contingent consideration	—	—	1,207	1,207
Total liabilities	$—	$3,625	$1,207	$4,832

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2017:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash held in money market funds	$632	$—	$—	$632
Loans, held for sale, at fair value	—	216,022	—	216,022
Loans, net, at fair value	—	—	188,150	188,150
Mortgage backed securities, at fair value	—	31,859	8,063	39,922
Derivative instruments, at fair value	—	2,898	1,827	4,725
Residential mortgage servicing rights, at fair value	—	—	72,295	72,295
Total assets	$632	$250,779	$270,335	$521,746

Liabilities:
Derivative instruments, at fair value	$—	$282	$—	$282
Contingent consideration	—	—	10,016	10,016
Total liabilities	$—	$282	$10,016	$10,298

The following table presents a summary of changes in the fair value of loans, held at fair value classified as Level 3:

	Year Ended December 31,
(In Thousands)	2018	2017
Beginning Balance	$188,150	$81,592
Realized gains (losses), net	46	(90)
Unrealized gains (losses), net	(720)	5,328
Originations	150	152,339
Sales	—	—
Principal payments	(19,188)	(10,114)
Transfer to loans, held for sale, at fair value	—	—
Transfer to loans, held-for-investment	(145,774)	(40,905)
Ending Balance	$22,664	$188,150

Unrealized gains on loans, held at fair value held on December 31, 2018 and 2017 and classified as Level 3 were $0.3 million and $6.0 million, respectively.

The following table presents a summary of changes in the fair value of loans, held for sale, at fair value classified as Level 3:

	Year Ended December 31,
(In Thousands)	2018	2017
Beginning Balance	$—	$17,312
Realized gains, net	—	9,005
Unrealized gains, net	—	2,595
Originations	—	352,975
Sales	—	(284,707)
Principal payments	—	(10,429)
Transfer from Level 3	—	(86,751)
Ending Balance	$—	$—

Unrealized gains on loans, held for sale at fair value held on December 31, 2017 and classified as Level 3 were $0.1 million. There were no loans, held for sale classified as Level 3 on December 31, 2018.

The following table presents a summary of changes in the fair value of MBS, at fair value classified as Level 3:

	Year Ended December 31,
(In Thousands)	2018	2017
Beginning Balance	$8,063	$32,391
Accreted discount, net	84	224
Realized gains, net	271	522
Unrealized gains (losses), net	2,866	1,344
Purchases	—	14,448
Sales / Principal payments	(977)	(7,785)
Transfer to (from) Level 3	1,841	(33,081)
Ending Balance	$12,148	$8,063

Unrealized losses on MBS, at fair value held on December 31, 2018 and 2017 and classified as Level 3 were $0.1 million and $0.3 million, respectively.

Refer to “Note 8 – Servicing rights” for activity relating to the changes in the fair value of the Company’s residential mortgage servicing rights. Unrealized gains (losses) on residential mortgage servicing rights, at fair value held on December 31, 2018 and 2017 and classified as Level 3 were $8.6 million and $(8.5) million, respectively.

The following table presents a summary of changes in the fair value of derivatives instruments, at fair value classified as Level 3:

	Year Ended December 31,
(In Thousands)	2018	2017
Beginning Balance	$1,827	$2,690
Unrealized gains (losses)	(51)	(863)
Ending Balance	$1,776	$1,827

Unrealized gains (losses) on derivatives held on December 31, 2018 and 2017 and classified as Level 3 were $1.8 million and $(1.7) million, respectively.

The following table presents a summary of changes in the fair value of contingent consideration classified as Level 3:

	Year Ended December 31,
(In Thousands)	2018	2017
Beginning Balance	$10,016	$14,487
Adjustment for legal settlement	—	(5,744)
Earn-out payments	(8,967)	—
Amortization and adjustment for earn-out payments	158	1,273
Ending Balance	$1,207	$10,016

As of December 31, 2018 and 2017, there was no unrealized gain (loss) on contingent consideration.

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

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level 3 of the fair value hierarchy as of December 31, 2018 using third party information without adjustment:

		Predominant			Weighted
		Valuation			Average Price
(In Thousands, except price)	Fair Value	Technique	Type	Price Range	(a)
Loans, held at fair value	$22,664	Single External Source	Third Party Mark	$99.41 – 105.21	$101.52
Mortgage backed securities, at fair value	12,033	Broker Quotes	Third Party Mark	44.65 – 97.50	80.17
Mortgage backed securities, at fair value	115	Transaction Price	Transaction Price	99.00 – 99.00	99.00
Residential mortgage servicing rights, at fair value	93,065	Single external source	Discounted cash flow	N/A	N/A
Contingent consideration	1,207	Single external source	Discounted cash flow	N/A	N/A

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

(a)Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class

(b)Price ranges and weighted averages exclude interest-only strips with a fair value of $1.5 million as of December 31, 2017.

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

Financial instruments not carried at fair value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the consolidated balance sheets and are classified as Level 3:

	December 31, 2018		December 31, 2017
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Loans, net	$2,391,702	$2,434,185	$1,665,950	$1,737,361
Servicing rights	26,997	28,441	21,743	23,432
Total assets	$2,418,699	$2,462,626	$1,687,693	$1,760,793
Liabilities:
Secured borrowings	$834,547	$834,547	$637,393	$637,393
Securitized debt obligations of consolidated VIEs, net	905,367	918,536	598,148	613,676
Senior secured note, net	178,870	176,981	138,078	144,376
Guaranteed loan financing	229,678	236,804	293,045	306,964
Convertible notes, net	109,979	101,581	108,991	108,301
Total liabilities	$2,258,441	$2,268,449	$1,775,655	$1,810,710

Other assets totaling $14.5 million at December 31, 2018 and $16.5 million at December 31, 2017 are not carried at fair value and include Due from servicers and Accrued interest, which are reflected in Note 17. Receivable from third parties totaling $8.9 million at December 31, 2018 and $6.8 million at December 31, 2017 are not carried at fair value. For these instruments, carrying value approximates fair value and are classified as Level 3.

Accounts payable and other accrued liabilities totaling $16.8 million at December 31, 2018 and $12.4 million at December 31, 2017 are not carried at fair value and include Payable to related parties and Accrued interest payable which are included in Note 17. For these instruments, carrying value approximates fair value and are classified as Level 3.

Note 7 – Mortgage Backed Securities

The following table presents certain information about the Company’s MBS portfolio, which are classified as trading securities and carried at fair value, as of December 31, 2018 and 2017.

		Weighted
	Weighted	Average				Gross	Gross
	Average	Interest	Principal	Amortized		Unrealized	Unrealized
(In Thousands)	Maturity (a)	Rate (a)	Balance	Cost	Fair Value	Gains	Losses
December 31, 2018
Mortgage backed securities, at fair value
Freddie Mac Loans	05/2037	4.5%	$97,066	$70,819	$75,591	$4,826	$(54)
Commercial Loans	11/2049	5.5	20,666	16,228	16,231	30	(27)
Tax Liens	09/2026	6.0	116	116	115	—	(1)
Total Mortgage backed securities, at fair value	07/2039	4.7%	$117,848	$87,163	$91,937	$4,856	$(82)
December 31, 2017
Mortgage backed securities, at fair value
Freddie Mac Loans	12/2034	5.3%	$49,767	$37,287	$38,568	$2,529	$(1,248)
Commercial Loans	06/2043	5.5	4,513	1,054	1,228	174	—
Tax Liens	09/2026	6.0	127	127	126	—	(1)
Total Mortgage backed securities, at fair value	08/2035	5.3%	$54,407	$38,468	$39,922	$2,703	$(1,249)

(a)	Weighted based on current principal balance

The following table presents certain information about the maturity of the Company’s MBS portfolio as of December 31, 2018 and 2017.

	Weighted
	Average
	Interest	Principal	Amortized
(In Thousands)	Rate (a)	Balance	Cost	Fair Value
December 31, 2018
Mortgage backed securities, at fair value
After five years through ten years	10.6%	$3,406	$3,103	$3,520
After ten years	4.5	114,442	84,060	88,417
Total Mortgage backed securities, at fair value	4.7%	$117,848	$87,163	$91,937
December 31, 2017
Mortgage backed securities, at fair value
After five years through ten years	8.9%	$8,919	$8,205	$8,904
After ten years	4.6	45,488	30,263	31,018
Total	5.3%	$54,407	$38,468	$39,922

(a)	Weighted based on current principal balance

Note 8 – Servicing rights

The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The Company’s servicing fees are specified by pooling and servicing agreements.

The following table presents information about the Company’s portfolios of servicing rights:

	Year Ended December 31,
(In Thousands)	2018	2017
SBA servicing rights, at amortized cost
Beginning net carrying amount	$16,684	$20,276
Additions due to loans sold, servicing retained	3,569	1,996
Acquisitions	362	—
Amortization	(3,418)	(4,034)
(Impairment)	(448)	(1,554)
Ending net carrying value of SBA servicing rights	$16,749	$16,684
Freddie Mac multi-family servicing rights, at amortized cost
Beginning net carrying amount	$5,059	$2,202
Additions due to loans sold, servicing retained	6,832	3,290
Amortization	(1,643)	(610)
Recovery	—	177
Ending net carrying value of Freddie Mac multi-family servicing rights	$10,248	$5,059
Ending net carrying value of SBA and Freddie Mac multi-family servicing rights, at amortized cost	$26,997	$21,743
Residential mortgage servicing rights, at fair value
Beginning Balance	$72,295	$61,376
Additions due to loans sold, servicing retained	20,974	20,565
Loan pay-offs	(5,899)	(5,646)
Unrealized gains (losses)	5,695	(4,000)
Ending fair value of residential mortgage servicing rights	$93,065	$72,295
Total servicing rights	$120,062	$94,038

Servicing rights – SBA and Freddie Mac multi-family

The Company’s SBA and Freddie Mac multi-family servicing rights are carried at the lower of cost or amortized cost. The Company estimates the fair value of the SBA and Freddie Mac multi-family servicing rights carried at amortized cost using a combination of internal models and data provided by third-party valuation experts. The assumptions used in our internal models include forward prepayment rates, forward default rates, discount rates, and servicing expenses.

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

The following table presents additional information about the Company’s SBA and Freddie Mac multi-family servicing rights:

	As of December 31, 2018		As of December 31, 2017
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Carrying Value	Amount	Carrying Value
SBA	$506,155	$16,749	$427,623	$16,684
Freddie Mac multi-family	964,377	10,248	559,823	5,059
Total	$1,470,532	$26,997	$987,446	$21,743

The significant assumptions used in the December 31, 2018 and 2017 estimated valuation of the Company’s SBA and Freddie Mac multi-family servicing rights carried at amortized cost include:

December 31, 2018	December 31, 2017

	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA servicing rights (at amortized cost)
• Forward prepayment rate	3.8	-	20.2%	9.2%	2.4	-	20.5%	11.5%
• Forward default rate	0.0	-	12.2%	6.4%	0.0	-	9.5%	2.7%
• Discount rate	12.0	-	12.0%	12.0%	12.0	-	12.0%	12.0%
• Servicing expense	0.4	-	0.4%	0.4%	0.4	-	0.4%	0.4%

Freddie Mac multi-family servicing rights (at amortized cost)
• Forward prepayment rate	0.0	-	35.0%	5.0%	0.0	-	13.0%	4.2%
• Forward default rate	0.0	-	2.0%	1.3%	0.0	-	2.0%	2.0%
• Discount rate	12.0	-	12.0%	12.0%	12.0	-	12.0%	12.0%
• Servicing expense	0.2	-	0.2%	0.2%	0.2	-	0.2%	0.2%

These assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the carrying amount of the Company’s SBA and Freddie Mac multi-family servicing rights.

(In Thousands)	December 31, 2018	December 31, 2017
SBA servicing rights (at amortized cost)
• Forward prepayment rate
10% adverse change	$(470)	$(514)
20% adverse change	(915)	(998)

• Default rate
10% adverse change	$(63)	$(24)
20% adverse change	(125)	(48)

• Discount rate
10% adverse change	$(579)	$(520)
20% adverse change	(1,118)	(1,008)

Freddie Mac multi-family servicing rights (at amortized cost)
• Forward prepayment rate
10% adverse change	$(63)	$(43)
20% adverse change	(124)	(84)

• Default rate
10% adverse change	$(11)	$(6)
20% adverse change	(22)	(12)

• Discount rate
10% adverse change	$(490)	$(270)
20% adverse change	(791)	(518)

The estimated future amortization expense for the servicing rights is expected to be as follows:

(In Thousands)	December 31, 2018
2019	$5,054
2020	4,324
2021	3,684
2022	3,126
2023	2,629
Thereafter	8,180
Total	$26,997

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

The following table presents additional information about the Company’s residential mortgage servicing rights carried at fair value:

	As of December 31, 2018		As of December 31, 2017
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Fair Value	Amount	Fair Value
Fannie Mae	$2,848,435	$34,562	$2,524,897	$26,929
Ginnie Mae	2,350,301	29,586	2,134,772	24,135
Freddie Mac	2,267,943	28,917	1,898,786	21,231
Total	$7,466,679	$93,065	$6,558,455	$72,295

The significant assumptions used in the valuation of the Company’s residential mortgage servicing rights carried at fair include:

	December 31, 2018				December 31, 2017
	Range of input values			Weighted Average	Range of input values			Weighted Average
Residential mortgage servicing rights (at fair value)
• Forward prepayment rate	6.1	-	13.9%	8.4%	7.0	-	29.2%	8.8%
• Discount rate	9.0	-	11.1%	9.7%	10.5	-	13.0%	10.9%
• Servicing expense	$ 70	-	$ 85	$ 75	$ 65	-	$ 75	$ 70

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the fair value of the Company’s residential mortgage servicing rights.

(In Thousands)	December 31, 2018	December 31, 2017
Prepayment rate
10% adverse change	$(3,281)	$(2,721)
20% adverse change	(6,330)	(4,928)
Discount rate
10% adverse change	$(3,716)	$(3,029)
20% adverse change	(7,159)	(5,823)
Cost of servicing
10% adverse change	$(1,683)	$(1,230)
20% adverse change	(3,365)	(2,460)

Note 9 – Residential mortgage banking activities and variable expenses on residential mortgage banking activities

Residential mortgage banking activities, reflects revenue within our residential mortgage banking business directly related to loan origination and sale activity. This primarily consists of the realized gains on sales of residential loans held for sale and loan origination fee income. Residential mortgage banking activities also consists of unrealized gains and losses associated with the changes in fair value of the loans held for sale, the fair value of retained MSR additions, and the realized and unrealized gains and losses from derivative instruments.

Variable expenses include correspondent fee expenses and other direct expenses relating to these loans, which vary based on loan origination volumes.

The following table presents the components of residential mortgage banking activities and variable expenses on residential mortgage banking activities recorded in the Company’s consolidated statements of operations.

	For the Year Ended December 31,
(In Thousands)	2018	2017	2016
Realized and unrealized gains and losses of residential mortgage loans held for sale, at fair value	$36,240	$63,024	$2,943
Creation of new mortgage servicing rights, net of payoffs	15,075	14,919	3,157
Loan origination fee income on residential mortgage loans	9,371	8,193	1,404
Unrealized gains (loss) on IRLCs and other derivatives	(834)	(2,699)	126
Residential mortgage banking activities	$59,852	$83,437	$7,630

Variable expenses on residential mortgage banking activities	$(22,228)	$(41,737)	$(597)

Note 10 – Secured Borrowings

The following tables present certain characteristics of our secured borrowings:

				Pledged Assets Carrying Value at		Carrying Value of Borrowing at
(In Thousands)	Maturity	Pricing	Facility Size	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Borrowings under credit facilities
JPMorgan - Commercial (1)	May 2019	1M L + 2.50%	$225,000	$85,393	$107,697	$68,417	$60,459
Keybank - Commercial (2)	February 2019	1M L + 1.75%	125,000	23,322	67,589	22,973	66,642
East West - Commercial (3)	July 2020	Prime - 0.821 to + 0.029%	30,000	37,255	—	27,443	—
Comerica - Residential (4)	March 2019	1M L + 1.625 to 2.125%	125,000	35,860	71,035	40,231	67,336
Associated Bank - Residential (4)	August 2019	1M L + 1.75%	40,000	13,653	29,242	15,907	27,699
Origin Bank - Residential (4)	July 2019	1M L + 2.00%	40,000	16,831	27,891	12,870	26,538
East West - Residential (4)	September 2023	1M L + 2.50%	50,000	63,479	—	8,500	—
FCB - Commercial (5)	June 2021	2.75%	2,974	3,219	7,752	2,974	6,107
Total borrowings under credit facilities (10)			$637,974	$279,012	$311,206	$199,315	$254,781
Borrowings under repurchase agreements
Deutsche Bank- Commercial (6)	February 2020	3M L + 2.30 to 2.80%	$300,000	$310,797	$252,499	$239,972	$173,811
JPMorgan - Commercial (7)	December 2020	1M L + 2.25 to 4.00%	200,000	144,337	90,829	96,343	55,355
Citibank - Commercial (8)	June 2019	1M L + 2.125 to 2.50%	500,000	230,140	150,707	194,117	88,095
JPMorgan - MBS (9)	March 2019	3.63 to 5.22%	24,881	39,882	80,690	24,881	53,325
Deutsche Bank - MBS (8)	February 2019	4.36%	17,425	24,536	—	17,425	—
Citibank - MBS (9)	-	-	—	—	11,496	—	5,957
RBC - MBS (9)	April 2019	3.97 to 4.42%	62,494	83,818	8,778	62,494	6,069
Total borrowings under repurchase agreements (11)			$1,104,800	$833,510	$594,999	$635,232	$382,612
Total secured borrowings			$1,742,774	$1,112,522	$906,205	$834,547	$637,393

(1)	Borrowings are used to finance SBC and SBA loan acquisitions, and SBA loan originations.
(2)	Borrowings are used to finance Freddie Mac SBC loan originations.
(3)	Borrowings are used to finance SBA loan acquisitions and loan originations.
(4)	Borrowings are used to finance Residential Agency loan originations.
(5)	Borrowings are used to finance SBC loan acquisitions.
(6)	Borrowings are used to finance SBC loan originations.
(7)	Borrowings are used to finance SBC loan originations, Transitional loan originations, and SBC loan acquisitions.
(8)	Borrowings are used to finance SBC loan originations and SBC loan acquisitions.
(9)	Borrowings are used to finance Mortgage backed securities and Retained interests in consolidated VIE's.
(10)	The weighted average interest rate of borrowings under credit facilities was 4.6% and 3.9% as of December 31, 2018 and 2017, respectively.
(11)	The weighted average interest rate of borrowings under repurchase agreements was 4.0% and 4.1% as of December 31, 2018 and 2017, respectively.

The following table presents the carrying value of the Company’s collateral pledged with respect to secured borrowings and promissory note payable outstanding with our lenders:

	Pledged Assets Carrying Value at
(In Thousands)	December 31, 2018	December 31, 2017
Collateral pledged - borrowings under credit facilities
Loans, net	$215,533	$310,885
Mortgage servicing rights	63,479	—
Real estate acquired in settlement of loans	—	321
Total collateral pledged on borrowings under credit facilities	$279,012	$311,206
Collateral pledged - borrowings under repurchase agreements
Loans, net	$685,274	$494,035
Mortgage backed securities	112,552	37,397
Retained interest in assets of consolidated VIEs	35,684	63,567
Total collateral pledged on borrowings under repurchase agreements	$833,510	$594,999
Total collateral pledged on secured borrowings	$1,112,522	$906,205

The agreements governing the Company’s secured borrowings and promissory note require the Company to maintain certain financial and debt covenants. The Company was in compliance with all debt and financial covenants as of December 31, 2018 and 2017.

Note 11 – Senior secured notes, Convertible notes, and Corporate debt, net

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

As of December 31, 2018, we were in compliance with all covenants with respect to the Senior Secured Notes.

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

At issuance, we allocated $112.7 million and $2.3 million of the carrying value of the Convertible Notes to its debt and equity components, respectively, before the allocation of deferred financing costs. As of December 31, 2018, we were in compliance with all covenants with respect to the Convertible Notes.

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

As of December 31, 2018, we were in compliance with all covenants with respect to the corporate debt.

The following table presents the components of the Senior Secured Notes, Convertible Notes, and Corporate debt, including the carrying value for the aggregate contractual maturities, on the consolidated balance sheet:

(in thousands, except rates)	Coupon Rate	Maturity Date	December 31, 2018
Senior secured notes principal amount(1)	7.50%	2/15/2022	$180,000
Unamortized premium - Senior secured notes			2,389
Unamortized deferred financing costs - Senior secured notes			(3,519)
Total Senior secured notes, net			$178,870
Convertible notes - principal amount (2)	7.00%	8/15/2023	115,000
Unamortized discount - Convertible notes (3)			(1,805)
Unamortized deferred financing costs - Convertible notes			(3,216)
Total Convertible notes, net			$109,979
Corporate debt principal amount(4)	6.50%	4/30/2021	$50,000
Unamortized deferred financing costs - Corporate debt			(1,543)
Total Corporate debt, net			$48,457
Total carrying amount of debt components			$337,306
Total carrying amount of conversion option of equity components recorded in equity			$1,805

(1)	Interest on the Senior Secured Notes is payable semiannually on each February 15 and August 15, beginning on August 15, 2017.
(2)	Interest on the Convertible Notes is payable quarterly on February 15, May 15, August 15, and November 15 of each year, beginning on November 15, 2017.
(3)	Represents the discount created by separating the conversion option from the debt host instrument.
(4)	Interest on the corporate debt is payable January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018.

The following table presents the contractual maturities of the Senior Secured Notes, Convertible Notes, and Corporate debt:

(In Thousands)	December 31, 2018
2019	$—
2020	—
2021	48,457
2022	178,870
2023	109,979
Thereafter	—
Total	$337,306

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

The following table presents guaranteed loan financing and the related interest rates and maturity dates:

	Weighted	Range of
	Average	Interest	Range of
(In Thousands)	Interest Rate	Rates	Maturities (Years)	Ending Balance
December 31, 2018	4.46%	1.70 – 8.00%	2019 - 2038	$229,678
December 31, 2017	3.51%	1.62 – 7.00%	2018 - 2038	$293,045

The following table summarizes contractual maturities of total guaranteed loan financing outstanding:

(In Thousands)	December 31, 2018
2019	$864
2020	1,412
2021	2,696
2022	3,444
2023	4,550
Thereafter	216,712
Total	$229,678

Our guaranteed loan financings are secured by loans of $232.4 million and $296.9 million as of December 31, 2018 and 2017, respectively.

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

The consolidation of the securitization transactions includes the senior securities issued to third parties which are shown as securitized debt obligations of consolidated VIEs on the consolidated balance sheets. The following table presents additional information on the Company’s securitized debt obligations:

	December 31, 2018			December 31, 2017
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(In Thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
Waterfall Victoria Mortgage Trust 2011-SBC2	$12,226	$12,226	5.4%	$16,010	$16,010	5.3%
ReadyCap Lending Small Business Trust 2015-1	3,397	1,180	3.4	25,057	22,733	2.5
Sutherland Commercial Mortgage Loans 2015-SBC4	—	—	—	10,049	9,687	4.0
Sutherland Commercial Mortgage Trust 2017-SBC6	69,764	68,574	3.3	119,784	117,868	3.3
Sutherland Commercial Mortgage Trust 2018-SBC7	205,451	202,491	4.7	—	—	—
ReadyCap Commercial Mortgage Trust 2014-1	36,108	36,129	4.5	33,953	33,951	3.6
ReadyCap Commercial Mortgage Trust 2015-2	110,497	106,755	4.2	151,993	147,271	4.1
ReadyCap Commercial Mortgage Trust 2016-3	63,945	62,053	3.7	98,733	95,907	3.5
ReadyCap Commercial Mortgage Trust 2018-4	144,701	140,314	3.9	—	—	—
Ready Capital Mortgage Financing 2017-FL1	63,615	61,902	3.7	158,978	154,721	2.8
Ready Capital Mortgage Financing 2018-FL2	217,057	213,743	3.4	—	—	—
Total	$926,761	$905,367	4.0%	$614,557	$598,148	3.4%

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

Third-party sponsored securitizations

For Freddie Mac sponsored securitizations, we determined that we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact the economic performance of these entities. Specifically, we do not manage these entities or otherwise solely hold decision making powers that are significant, which include special servicing decisions. As a result of this assessment, we do not consolidate any of the underlying assets and liabilities of these trusts, we only account for our specific interests in them.

Other VIEs

Other VIEs include a variable interest that we hold in an acquired joint venture investment that we account for as an equity method investment. We do not consolidate these entities because we do not have the power to direct the activities that most significantly impact their economic performance, we only account for our specific interest in them.

Assets and Liabilities of Consolidated VIEs

The following table reflects the securitized assets and liabilities for VIEs that we consolidate on our consolidated balance sheets:

(In Thousands)	December 31, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$—	$25
Restricted cash	11,643	15,838
Loans, net	1,220,974	836,180
Real estate acquired in settlement of loans	176	3,443
Accrued interest	6,750	4,261
Due from servicers	11,514	1,915
Total assets	$1,251,057	$861,662
Liabilities:
Securitized debt obligations of consolidated VIEs, net	905,367	598,148
Total liabilities	$905,367	$598,148

Assets of Unconsolidated VIEs

The following table reflects our variable interests in identified VIEs, of which we are not the primary beneficiary, as of December 31, 2018:

	Carrying Amount		Maximum Exposure to Loss (1)
(In Thousands)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Assets:
Mortgage backed securities, at fair value(2)	$75,591	$38,568	$75,591	$38,568
Investment in unconsolidated joint venture	33,438	55,369	33,438	55,369
Total assets in unconsolidated VIEs	$109,029	$93,937	$109,029	$93,937
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

The following table presents the components of interest income and expense:

	Year Ended December 31,
(In Thousands)	2018	2017	2016
Interest income
Loans
Acquired SBA 7(a) loans	$32,278	$37,110	$46,417
Acquired loans	46,154	34,720	44,122
Originated Transitional loans	48,499	25,323	8,608
Originated SBC loans, at fair value	3,599	7,769	13,457
Originated SBC loans	24,948	22,564	17,902
Originated SBA 7(a) loans	4,428	998	—
Originated Residential Agency loans	51	255	—
Total loans (1)	$159,957	$128,739	$130,506
Held for sale, at fair value, loans
Originated Residential Agency loans	$3,747	$3,723	$709
Originated Freddie loans	1,428	1,507	619
Originated SBA 7(a) loans	—	—	—
Acquired loans	153	993	299
Total loans, held for sale, at fair value	$5,328	$6,223	$1,627
Mortgage backed securities, at fair value	4,214	3,343	4,890
Total interest income	$169,499	$138,305	$137,023
Interest expense
Secured borrowings	$(35,331)	$(26,092)	$(25,839)
Securitized debt obligations of consolidated VIEs	(36,988)	(23,387)	(17,619)
Guaranteed loan financing	(11,613)	(13,435)	(13,971)
Senior secured note	(13,702)	(8,069)	—
Convertible note	(8,748)	(3,427)	—
Corporate debt	(2,706)	—	—
Promissory note	(150)	(236)	(164)
Exchangeable senior notes	—	—	(179)
Total interest expense	$(109,238)	$(74,646)	$(57,772)
Net interest income before provision for loan losses	$60,261	$63,659	$79,251
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

For derivative instruments that the Company has not elected hedge accounting, the fair value adjustments on such instruments are recorded in earnings. The fair value adjustments for interest rate swaps and CDS, along with the related interest income, interest expense and gains/(losses) on termination of such instruments, are reported as a net realized gain on financial instruments on the consolidated statements of income. The fair value adjustments for IRLCs, along with the related interest income, interest expense and gains/(losses) on termination of such instruments, are reported in residential mortgage banking activities on the consolidated statements of income.

As described in Note 3, for qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income/(loss) ("OCI") and recognized in the Consolidated Statements of Income when the hedged cash flows affect earnings. Derivative amounts affecting earnings are recognized consistent with the classification of the hedged item, primarily interest expense. The ineffective portions of the cash flow hedges are immediately recognized in earnings.

The following tables summarize the Company’s use of derivatives and their effect on the consolidated financial statements. Notional amounts included in the table are the average notional amounts on the consolidated balance sheet dates. We believe these are the most relevant measure of volume or derivative activity as they best represent the Company’s exposure to underlying instruments.

As of December 31, 2018 the Company had one open credit default swap contract and 64 open interest rate swap contracts with counterparties. As of December 31, 2017 the Company had one open credit default swap contract and 52 open interest rate swap contracts with counterparties.

		As of December 31, 2018			As of December 31, 2017
			Asset	Liability		Asset	Liability
		Notional	Derivatives	Derivatives	Notional	Derivatives	Derivatives
(In Thousands)	Primary Underlying Risk	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Credit Default Swaps	Credit Risk	$15,000	$295	$—	$15,000	$—	$(66)
Interest Rate Swaps- not designated as hedges	Interest rate risk	411,811	—	(2,349)	391,381	2,898	(216)
Interest Rate Swaps - designated as hedges	Interest rate risk	134,325	—	(1,276)	—	—	—
Interest rate lock commitments	Interest rate risk	144,799	1,775	—	167,533	1,827	—
Total		$705,935	$2,070	$(3,625)	$573,914	$4,725	$(282)

The following tables summarize the gains and losses on the Company’s derivatives:

	Year Ended December 31, 2018
		Net Change in
	Net Realized	Unrealized
(In Thousands)	(Loss)	Gain (Loss)
Credit default swaps (1)	$(703)	$862
Interest rate swaps (1)(2)	4,272	(5,323)
Residential mortgage banking activities interest rate swaps (3)	—	(783)
Interest rate lock commitments (3)	—	(51)
Total	$3,569	$(5,295)

(1)

Gains/ (losses) are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of income.

(2)

For qualifying hedges of interest rate risk, the effective portion relating to the unrealized gain (loss) on derivatives are recorded in accumulated other comprehensive income (loss).

(3)

Gains/ (losses) are recorded in residential mortgage banking activities in the consolidated statements of income.

The following tables summarize the gains and losses on the Company’s derivatives which have qualified for hedge accounting:

(In Thousands)	Derivatives - effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income (2)	Total income statement impact	Derivatives- effective portion recorded in OCI (3)	Total change in OCI for period (3)
Hedge type
Interest rate - forecasted transactions (1)	$—	$—	$—	$(954)	$(954)
Total - Year ended December 31, 2018	$—	$—	$—	$(954)	$(954)
Hedge type
Interest rate - forecasted transactions (1)	$—	$—	$—	$—	$—
Total - Year ended December 31, 2017	$—	$—	$—	$—	$—
(1) Consists of benchmark interest rate hedges of LIBOR-indexed floating-rate liabilities.

(2) Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.

(3) Represents after tax amounts recorded in OCI.

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

The following table presents certain information on the management fee payable to our Manager:

	For the Year Ended December 31,
	2018	2017
Management fee - total	$8.2 million	$8.1 million
Management fee - amount unpaid	$2.1 million	$2.0 million

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

The following table presents certain information on the incentive fee payable to our Manager:

	For the Year Ended December 31,
	2018	2017
Incentive fee distribution - total	$1.1 million	$—
Incentive fee distribution - amount unpaid	$0.5 million	$—

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

The following table presents certain information on reimbursable expenses payable to our Manager:

	For the Year Ended December 31,
	2018	2017
Reimbursable expenses payable to our Manager - total	$4.9 million	$4.9 million
Reimbursable expenses payable to our Manager - amount unpaid	$3.1 million	$2.4 million

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

Note 17 – Other Assets and Other Liabilities

The following table details the Company’s other assets and other liabilities as of the consolidated balance sheet dates.

(In Thousands)	December 31, 2018	December 31, 2017
Other assets:
Due from servicers	$7,284	$9,964
Accrued interest	7,253	6,494
Intangible assets	2,915	3,264
Real estate acquired in settlement of loans	7,787	1,644
Deferred financing costs	2,564	446
Deferred tax asset	18,084	17,155
Prepaid taxes	—	6,014
Deferred loan exit fees	8,668	5,798
Other	8,679	6,061
Total other assets	$63,234	$56,840
Accounts payable and other accrued liabilities:
Accrued salaries, wages and commissions	$18,718	$16,508
Servicing principal and interest payable	10,582	5,659
Repair and denial reserve	5,524	5,687
Liability under subservicing agreements	239	1,496
Unapplied cash	340	2,445
Accrued interest payable	14,244	10,317
Payable to related parties	2,580	2,042
Deferred tax liability	19,972	18,506
Other accounts payable and accrued liabilities	1,313	11,976
Total accounts payable and other accrued liabilities	$73,512	$74,636

Real Estate Acquired in Settlement of Loans

The Company acquires real estate through the foreclosure of its loans and the occasional purchase of real estate. The Company’s real estate properties are held in the Company’s consolidated TRSs. The following tables summarize the carrying amount of the Company’s real estate holdings as of the consolidated balance sheet dates:

(In Thousands)	December 31, 2018	December 31, 2017
Texas	$3,444	$97
Missouri	2,526	—
Virginia	755	—
Florida	279	303
Illinois	—	863
Other	783	381
Total	$7,787	$1,644

Intangible assets

The following table presents information about the intangible assets held by the Company:

(In Thousands)	December 31, 2018	December 31, 2017	Estimated Useful Life
Trade name	$852	$1,017	15 years
Favorable lease	1,063	1,247	12 years
SBA license	1,000	1,000	Indefinite life
Total Intangible Assets	$2,915	$3,264

Amortization expense related to the intangible assets previously acquired for the years ended December 31, 2018 and 2017 was $0.4 million. Such amounts are recorded as other operating expenses in the consolidated statements of income.

At December 31, 2018, accumulated amortization for finite-lived intangible assets is as follows:

(In Thousands)	December 31, 2018
Trade name	$371
Favorable lease	417
Total Accumulated Amortization	$788

Amortization expense related to the finite-lived intangible assets for the five years subsequent to December 31, 2018 is as follows:

(In Thousands)	December 31, 2018
2019	$311
2020	277
2021	248
2022	222
2023	195
Thereafter	662
Total	$1,915

Loan indemnification reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other accrued liabilities in the Company's consolidated balance sheets and the provision for loan indemnification losses is included in variable expenses on residential mortgage banking activities, in the Company's consolidated statements of income. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demand, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability. At December 31, 2018 and 2017, the loan indemnification reserve was $1.7 million and $3.0 million, respectively.

Because of the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. At December 31, 2018 and 2017, the reasonably possible loss above the recorded loan indemnification reserve was not considered material.

Note 18 – Other Income and Operating Expenses

The following table details the Company’s other income and operating expenses for the consolidated statements of income.

	For the Year Ended December 31,
(In Thousands)	2018	2017	2016
Other income
Origination income	$4,590	$4,302	$4,144
Release of repair and denial reserve	163	1,013	1,258
Other	833	2,095	3,759
Total other income	$5,586	$7,410	$9,161
Other operating expenses
Origination costs	$7,752	$6,862	$4,098
Technology expense	3,624	3,692	2,945
Charge off of real estate acquired in settlement of loans	1,086	756	1,833
Rent expense	2,524	2,314	1,449
Recruiting, training and travel expenses	2,287	2,389	1,320
Loan acquisition costs	1,458	600	—
Other	10,017	10,326	5,535
Total other operating expenses	$28,747	$26,939	$17,180

Note 19 – Stockholders’ Equity

Common stock dividends

The following table presents cash dividends declared by our board of directors on our common stock from January 1, 2017 through December 31, 2018:

			Dividend per
Declaration Date	Record Date	Payment Date	Share
March 14, 2017	March 31, 2017	April 13, 2017	$0.37
June 15, 2017	June 30, 2017	July 31, 2017	$0.37
September 12, 2017	September 29, 2017	October 20, 2017	$0.37
December 13, 2017	December 29, 2017	January 31, 2018	$0.37
March 14, 2018	March 30, 2018	April 30, 2018	$0.37
June 12, 2018	June 29, 2018	July 31, 2018	$0.40
September 11, 2018	September 28, 2018	October 31, 2018	$0.40
December 12, 2018	December 31, 2018	January 31, 2019	$0.40

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

The following table summarizes the Company’s RSU and RSA activity for the years ended December 31, 2018 and 2017:

	Independent Director RSUs			Employee RSAs
(In Thousands, except share data)	Number of Shares	Grant date fair value	Weighted-average grant date fair value (per share)	Number of Shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, January 1	—	$—	$—	—	$—	$—
Granted	40,000	580	14.50	25,851	380	14.70
Vested	(40,000)	(580)	14.50	—	—	—
Forfeited	—	—	—	—	—	—
Canceled	—	—	—	—	—	—
Outstanding, December 31, 2017	—	$—	$—	25,851	$380	$14.70
Granted	23,104	320	13.85	101,670	1,408	13.85
Vested	(23,104)	(320)	13.85	(8,617)	(127)	14.70
Forfeited	—	—	—	—	—	—
Canceled	—	—	—	—	—	—
Outstanding, December 31, 2018	—	$—	$—	118,904	$1,661	$13.97

At December 31, 2018 and 2017, there were 23,104 and 40,000 of fully vested RSUs that were not yet issued as common stock.

During the year ended December 31, 2018 and 2017, the Company recognized $0.6 and $0.7 million of noncash compensation expense related to its stock-based incentive plan in our consolidated statements of income, respectively.

At December 31, 2018 and 2017, approximately $1.2 million and $0.3 million of noncash compensation expense related to unvested awards had not yet been charged to net income. These costs are expected to be amortized into compensation expense ratably over the course of the remainder of the respective vesting periods.

Note 20 – Earnings per Share of Common Stock

The following table provides information on the basic and diluted earnings per share computations, including the number of shares of common stock used for purposes of these computations.

	Year Ended December 31,
(In Thousands, except for share and per share amounts)	2018	2017	2016
Basic Earnings
Net income	$61,457	$45,814	$55,564
Less: Income attributable to non-controlling interest	2,199	2,524	4,237
Less: Income attributable to participating shares	217	62	-
Basic earnings	$59,041	$43,228	$51,327

Discontinued Operations
Loss from discontinued operations	-	-	(2,158)
Basic — Net income attributable to common stockholders after allocation to participating shares	$59,041	$43,228	$49,169

Diluted Earnings
Continuing Operations
Net income	$61,457	$45,814	$55,564
Less: Income attributable to non-controlling interest	2,199	2,524	4,237
Less: Income attributable to participating shares	217	62	-
Diluted earnings	$59,041	$43,228	$51,327

Discontinued Operations
Basic — Loss from discontinued operations	-	-	(2,158)
Diluted — Net income attributable to common stockholders after allocation to participating shares	$59,041	$43,228	$49,169

Number of Shares
Basic — Average shares outstanding	32,085,975	31,350,102	26,647,981	(1)
Effect of dilutive securities — Unvested participating shares	16,209	1,509	-
Diluted — Average shares outstanding	32,102,184	31,351,611	26,647,981

Basic
Income from continuing operations	$1.84	$1.38	$1.93
Loss from discontinued operations	-	-	(0.08)

Diluted
Income from continuing operations	$1.84	$1.38	$1.93
Loss from discontinued operations	-	-	(0.08)
(1) Retroactively adjusted for the equivalent number of shares after the reverse acquisition using an exchange rate of 0.8356.

Participating unvested RSUs were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Additionally, as of December 31, 2018, there are potential shares of common stock contingently issuable upon the conversion of the Convertible Notes in the future. The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash. Based on this assessment, the Company determined that it would be appropriate to apply a method similar to the treasury stock method, such that contingently issuable common stock is assessed quarterly along with our other potentially dilutive instruments. In order to compute the dilutive effect, the number of shares included in the denominator of diluted EPS is determined by dividing the “conversion spread value” of the share-settled portion (value above accreted value of face value and interest component) of the instrument by the share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the bond upon an assumed conversion. As of December 31, 2018, the conversion spread value is currently zero, since the closing price of our common stock does not exceed the conversion rate (strike price) and is “out-of-the-money”, resulting in no impact on diluted EPS.

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

one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company's equity is increased. At December 31, 2018 and 2017, the non-controlling interest OP unit holders owned 1,117,169 and 1,150,827, OP units, respectively.

Note 21 – Offsetting Assets and Liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default, including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty.  As of December 31, 2018 and 2017 and for the periods then ended, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

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

In accordance with ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, the Company is required to disclose the impact of offsetting of assets and liabilities represented in the consolidated balance sheets to enable users of the consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities.  These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to set off, and (d) the Company’s right of setoff is enforceable at law.  As of December 31, 2018 and 2017, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the consolidated balances sheets.

The following table provides disclosure regarding the effect of offsetting of the Company’s recognized assets and liabilities presented in the consolidated balance sheet as of December 31, 2018:

		Gross	Assets
		Amounts	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Offset in the	the	Balance Sheets (1)
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
(In Thousands)	Assets	Sheets	Sheets	Instruments	Received	Net Amount
Credit default swaps	$295	$—	$295	$—	$295	$—
Total	$295	$—	$295	$—	$295	$—

		Gross	Liabilities
		Amounts	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Offset in the	the	Balance Sheets (1)
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
(In Thousands)	Liabilities	Sheets	Sheets	Instruments	Paid	Net Amount
Interest rate swaps	$3,625	$—	$3,625	$—	$3,625	$—
Secured borrowings	831,574	—	831,574	831,574	—	—
Promissory note	2,973	—	2,973	2,973	—	—
Total	$838,172	$—	$838,172	$834,547	$3,625	$—

(1)

Amounts presented in these columns are limited in total to the net amount of assets or liabilities presented in the prior column by instrument. In certain cases, there is excess cash collateral or financial assets we have pledged to a counterparty that exceed the financial liabilities subject to a master netting repurchase arrangement or similar agreement. Additionally, in certain cases, counterparties may have pledged excess cash collateral to us that exceeds our corresponding financial assets. In each case, any of these excess amounts are excluded from the table although they are separately reported in our consolidated balance sheets as assets or liabilities, respectively

The following table provides disclosure regarding the effect of offsetting of the Company’s recognized assets and liabilities presented in the consolidated balance sheet as of December 31, 2017:

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

Credit Risk — The Company is subject to credit risk in connection with our investments in SBC loans and SBC MBS and other target assets we may acquire in the future. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. We believe that loan credit quality is primarily determined by the borrowers' credit profiles and loan characteristics. We seek to mitigate this risk by seeking to acquire assets at appropriate prices given anticipated and unanticipated losses and by deploying a value−driven approach to underwriting and diligence, consistent with our historical investment strategy, with a focus on projected cash flows and potential risks to cash flow. We further mitigate our risk of potential losses while managing and servicing our loans by performing various workout and loss mitigation strategies with delinquent borrowers. Nevertheless, unanticipated credit losses could occur, which could adversely impact operating results.

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

Unfunded Loan Commitments

As of December 31, 2017, the Company had $9.6 million of unfunded loan commitments related to loans, held at fair value. As of December 31, 2018 and 2017, the Company had $161.7 million and $84.7 million of unfunded loan commitments related to loans, held-for-investment, respectively. As of December 31, 2018, the Company had $4.9 million of unfunded loan commitments related to loans, held for sale, at fair value.

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

Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. As of December 31, 2018 and 2017, total commitments to originate loans were $124.0 million and $147.6 million, respectively.

Note 24 – Income Taxes

The Company is a REIT pursuant to IRC Section 856. Our qualification as a REIT depends on our ability to meet various requirements imposed by the Internal Revenue Code, which relate to our organizational structure, diversity of stock ownership and certain requirements with regard to the nature of our assets and the sources of our income. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four taxable years. As of December 31, 2018 and 2017, we are in compliance with all REIT requirements.

Certain of our subsidiaries have elected to be treated as taxable REIT subsidiaries (“TRSs”). TRSs permit us to participate in certain activities that would not be qualifying income if earned directly by the parent REIT, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Internal Revenue Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code. To the extent these criteria are met, we will continue to maintain our qualification as a REIT.

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

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017. The Tax Act changed many aspects of U.S. corporate income taxation, including a reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system, and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. We recognized the tax effects of the Tax Act in our year ended December 31, 2017 results and recorded a $1.0 million income tax benefit which relates entirely to the re-measurement of deferred tax balances to the 21% tax rate. As of December 31, 2018, our accounting for the implications of the Tax Act is complete.

Our income tax provision consists of the following:

	Year Ended December 31,
(In Thousands)	2018	2017	2016
Current
Federal income tax (benefit)	$356	$(1,235)	$6,441
State and local income tax (benefit)	169	(171)	947
Net current tax provision (benefit)	525	(1,406)	7,388
Deferred
Federal income tax	1,167	3,779	1,401
State and local income tax	(306)	613	583
Valuation allowance	—	(1,147)	279
Net deferred tax provision	861	3,245	2,263
Total income tax provision	$1,386	$1,839	$9,651

The following table is a reconciliation of our federal income tax determined using our statutory federal tax rate to our reported income tax provision for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(In Thousands)	2018	2017	2016
U.S. statutory tax	$13,207	$16,679	$22,825
State and local income tax	464	569	2,322
Income attributable to REIT	(11,274)	(10,795)	(14,522)
Income attributable to Non-controlling interests	(400)	(568)	(1,251)
Nondeductible	(194)	748	21
Change in tax rate (a)	(554)	(727)	—
Change in valuation allowance	—	(1,147)	279
Return to Provision	(11)	(2,547)	—
Other	148	(373)	(23)
Effective income tax	$1,386	$1,839	$9,651
(a) For 2017, the amount relates to the effects of revaluing our net deferred tax balances for the Tax Act that was enacted on December 22, 2017.

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

(In Thousands)	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryforwards	$8,408	$4,989
Unrealized losses	1,442	—
Accruals	2,815	—
Depreciation and amortization	986	997
Goodwill	3,927	3,110
Compensation	279	1,226
Other	227	1,240
Total deferred tax assets	$18,084	$11,562
Deferred tax liabilities:
Accruals	$—	$216
Loan / servicing rights balance	19,210	12,014
Derivative instruments	133	373
Other taxable temporary difference	629	310
Total deferred tax liabilities	$19,972	$12,913
Net deferred tax assets (liabilities)	$(1,888)	$(1,351)

The Company has approximately $27.6 million of federal and $44.7 million of state net operating loss carryforwards which have expiration dates beginning 2033, with certain amounts having no expiration.

We recognize deferred tax assets and liabilities for future tax consequences arising from differences between the carrying amounts of existing assets and liabilities under GAAP and their respective tax bases. We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical profitability and projections of the future taxable income.

As of December 31, 2018, we continued to conclude that the positive evidence in favor of the recoverability of our deferred tax asset outweighed the negative evidence and that it is more likely than not that our deferred tax assets will be realized. Our framework for assessing the recoverability of deferred tax assets requires us to weigh all available evidence, including the sustainability of recent profitability required to realize the deferred tax assets, the cumulative net income in our consolidated statements of income in recent years, the future reversals of existing temporary differences, and the carryforward periods for any carryforwards of net operating losses.

The tables above do not include tax information on discontinued operations that occurred as of December 31, 2016. The tax rate on discontinued operations is approximately 39%. The difference between the statutory rate of 21% and the effective income tax rate is primarily due to state and local taxes.

As of December 31, 2018 and 2017, the Company had no uncertain tax positions recorded or disclosed in the financial statements. Additionally, it is the belief of management that the total amount of uncertain tax positions, if any, will not materially change over the next 12 months.

Our major tax jurisdictions where we file income tax returns include Federal, New York State and New York City. Our 2015 and forward tax years are subject to examination. The TRS major tax jurisdictions are Federal, Louisiana, New York State, New York City, New Jersey and California. For Federal and state purposes, with the exception of New Jersey, the TRS entities are subject to examination for the 2015 and forward tax years. For New Jersey, the TRS entities are subject to examination for the 2014 and forward tax years.

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

Segment Realignment

Effective at the beginning of the third quarter of 2017, the Company implemented organizational changes to align its segment financial reporting more closely with its current business practices. Securitization activities on originated SBC and SBA loans were transferred out of the Loan Acquisitions segment and into either the SBC originations or SBA originations, acquisitions, and servicing segment, based on loan type. The other change presents Corporate- Other amounts separately and no longer reflects these amounts as part of the four business segments. Prior period numbers were revised to conform to the new segment alignment and to be consistent with our current period’s presentation.

Results of Business Segments and All Other

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the year ended December 31, 2018 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$47,243	$81,752	$36,706	$3,798	$—	$169,499
Interest expense	(28,946)	(60,879)	(16,218)	(3,195)	—	(109,238)
Net interest income before provision for loan losses	$18,297	$20,873	$20,488	$603	$—	$60,261
Provision for loan losses	(1,727)	(13)	39	—	—	(1,701)
Net interest income after provision for loan losses	$16,570	$20,860	$20,527	$603	$—	$58,560
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$59,852	$—	$59,852
Net realized gain on financial instruments	5,023	17,482	15,904	—	—	38,409
Net unrealized gain on financial instruments	(1,156)	142	173	5,694	—	4,853
Other income	368	4,366	621	200	31	5,586
Servicing income	20	1,396	5,390	20,269	—	27,075
Income from unconsolidated joint venture	12,148	—	—	—	—	12,148
Total non-interest income	$16,403	$23,386	$22,088	$86,015	$31	$147,923
Non-interest expense
Employee compensation and benefits	(386)	(8,815)	(13,077)	(33,401)	(923)	(56,602)
Allocated employee compensation and benefits from related party	(420)	—	—	—	(3,780)	(4,200)
Variable expenses on residential mortgage banking activities	—	—	—	(22,228)	—	(22,228)
Professional fees	(1,310)	(1,285)	(820)	(607)	(2,977)	(6,999)
Management fees – related party	—	—	—	—	(8,176)	(8,176)
Incentive fees – related party	—	—	—	—	(1,143)	(1,143)
Loan servicing expense	(3,926)	(3,883)	(260)	(7,444)	(32)	(15,545)
Other operating expenses	(3,214)	(10,392)	(4,070)	(8,254)	(2,817)	(28,747)
Total non-interest expense	$(9,256)	$(24,375)	$(18,227)	$(71,934)	$(19,848)	$(143,640)
Net income (loss) before provision for income taxes	$23,717	$19,871	$24,388	$14,684	$(19,817)	$62,843
Total assets	$644,512	$1,606,210	$455,513	$260,523	$70,085	$3,036,843

Reportable segments for the year ended December 31, 2017 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$37,198	$59,021	$38,108	$3,978	$—	$138,305
Interest expense	(16,741)	(35,121)	(16,098)	(3,145)	(3,541)	(74,646)
Net interest income before provision for loan losses	$20,457	$23,900	$22,010	$833	$(3,541)	$63,659
Provision for loan losses	(2,026)	(195)	(142)	—	—	(2,363)
Net interest income after provision for loan losses	$18,431	$23,705	$21,868	$833	$(3,541)	$61,296
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$83,437	$—	$83,437
Net realized gain on financial instruments	(323)	9,665	9,509	—	478	19,329
Net unrealized gain (loss) on financial instruments	1,628	8,125	1,315	(4,000)	(68)	7,000
Other income	1,766	3,983	1,513	148	—	7,410
Servicing income	197	824	4,624	17,349	—	22,994
Income on unconsolidated joint venture	1,048	—	—	—	—	1,048
Total non-interest income	$4,316	$22,597	$16,961	$96,934	$410	$141,218
Non-interest expense
Employee compensation and benefits	(576)	(8,509)	(10,505)	(34,601)	(848)	(55,039)
Allocated employee compensation and benefits from related party	(384)	—	—	—	(3,459)	(3,843)
Variable expenses on residential mortgage banking activities	—	—	—	(41,737)	—	(41,737)
Professional fees	(1,501)	(1,351)	(1,973)	(865)	(3,231)	(8,921)
Management fees – related party	—	—	—	—	(8,059)	(8,059)
Loan servicing expense	(2,981)	(2,355)	1,454	(6,441)	—	(10,323)
Other operating expenses	(4,285)	(9,666)	(4,076)	(6,677)	(2,235)	(26,939)
Total non-interest expense	$(9,727)	$(21,881)	$(15,100)	$(90,321)	$(17,832)	$(154,861)
Net income (loss) before provision for income taxes	$13,020	$24,421	$23,729	$7,446	$(20,963)	$47,653
Total assets	$511,427	$1,154,509	$510,006	$324,392	$23,169	$2,523,503

Reportable segments for the year ended December 31, 2016 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$49,311	$40,586	$46,417	$709	$—	$137,023
Interest expense	(18,327)	(20,347)	(17,397)	(557)	(1,144)	(57,772)
Net interest income before provision for loan losses	$30,984	$20,239	$29,020	$152	$(1,144)	$79,251
Provision for loan losses	(6,419)	(86)	(1,314)	—	—	(7,819)
Net interest income after provision for loan losses	$24,565	$20,153	$27,706	$152	$(1,144)	$71,432
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$7,630	$—	$7,630
Net realized gain on financial instruments	(293)	2,290	4,604	—	313	6,914
Net unrealized gain (loss) on financial instruments	4,528	6,424	—	6,917	68	17,937
Other income	2,246	5,059	1,845	11	—	9,161
Servicing income	49	518	5,555	2,536		8,658
Gain on bargain purchase	—	—	—	—	15,218	15,218
Total non-interest income	$6,530	$14,291	$12,004	$17,094	$15,599	$65,518
Non-interest expense
Employee compensation and benefits	(337)	(9,359)	(9,391)	(5,578)	(162)	(24,827)
Allocated employee compensation and benefits from related party	(366)	—	—	—	(3,302)	(3,668)
Variable expenses on residential mortgage banking activities	—	—	—	(597)	—	(597)
Professional fees	(2,735)	(1,537)	(3,693)	359	(5,814)	(13,420)
Management fees – related party	—	—	—	—	(7,432)	(7,432)
Incentive fees – related party	—	—	—	—	—	—
Loan servicing expense	(2,743)	(1,348)	479	(999)	—	(4,611)
Other operating expenses	(3,604)	(6,864)	(3,798)	(1,074)	(1,840)	(17,180)
Total non-interest expense	$(9,785)	$(19,108)	$(16,403)	$(7,889)	$(18,550)	$(71,735)
Income from continuing operations before provision for income taxes	$21,310	$15,336	$23,307	$9,357	$(4,095)	$65,215
Total Assets	$542,643	$796,408	$593,091	$353,141	$319,984	$2,605,267

Note 26 – Discontinued Operations

In the fourth quarter of 2015, the Company determined Silverthread should be classified as held-for-sale due to management’s intent to sell the segment, the availability and active marketing of the segment for immediate sale and the high probability of a successful sale.

The sale of Silverthread closed in May of 2016, with an effective economic date of March 1, 2016. We negotiated an agreement with the buyer to receive $4.0 million. This amount was fully received in early 2019. As of December 31, 2018 and 2017, there were no assets or liabilities of the discontinued segment.

The primary components of discontinued operations are detailed in the table below:

	For the Year Ended December 31,
(In Thousands)	2018	2017	2016
Non-interest income
Commission income	$—	$—	$2,984
Property management income	—	—	263
Other	—	—	16
Total non-interest income	$—	$—	$3,263
Non-interest expense
Employee compensation and benefits	$—	$—	$(1,071)
Professional fees	—	—	(138)
Commission expense	—	—	(1,844)
Technology expense	—	—	(171)
Rent expense	—	—	(268)
Tax expense	—	—	(3)
Recruiting, training, and travel expenses	—	—	(46)
Marketing expense	—	—	(29)
Other	—	—	(536)
Total non-interest expense	$—	$—	$(4,106)
Loss on sale	—	—	(2,695)
Loss before income tax benefit	$—	$—	$(3,538)
Income tax benefit	—	—	1,380
Loss on discontinued operations presented on the statements of income	$—	$—	$(2,158)

Note 27 – Quarterly Financial Data (Unaudited)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations (amounts in thousands, except per share amounts):

	March 31	June 30	September 30	December 31
2018
Net interest income after provision for loan losses	$14,317	$15,848	$14,562	$13,833
Non-interest income	42,747	40,288	42,761	22,125
Non-interest expense	(35,983)	(39,587)	(38,859)	(29,209)
Net income	18,518	15,884	17,569	9,486
Net income attributable to Ready Capital Corporation	17,854	15,296	16,931	9,177

Income (loss) from continuing operations - per share	$0.56	$0.48	$0.53	$0.30
Earnings per share - Basic	$0.56	$0.48	$0.53	$0.30
Earnings per share - Diluted	$0.56	$0.48	$0.53	$0.30
Dividends declared per share of common stock	$0.37	$0.40	$0.40	$0.40

2017
Net interest income after provision for loan losses	$16,211	$15,859	$14,664	$14,562
Non-interest income	27,015	38,564	38,370	37,269
Non-interest expense	(32,635)	(42,201)	(41,001)	(39,025)
Net income	9,557	11,153	12,374	12,730
Net income attributable to Ready Capital Corporation	8,856	10,496	11,841	12,097

Income (loss) from continuing operations - per share	$0.29	$0.34	$0.37	$0.38
Earnings per share - Basic	$0.29	$0.34	$0.37	$0.38
Earnings per share - Diluted	$0.29	$0.34	$0.37	$0.38
Dividends declared per share of common stock	$0.37	$0.37	$0.37	$0.37

Annual EPS may not equal the sum of each quarter’s EPS due to rounding and other computational factors.

Note 28  - Supplemental Financial Data

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

In accordance with Regulation S-X section 10-01(b)-1, unconsolidated entities that meet certain significance tests are required to have supplemental disclosures included in our consolidated financial statements, including condensed financial information for the years ended December 31, 2018 and 2017.

Statements of Income	Year Ended December 31, 2018
(In Thousands)	Girod HoldCo, LLC	WFLLA, LLC
Interest income	$21,182	$10,570
Realized gains	27,310	13,628
Unrealized gains	8,191	4,087
Servicing expense and other	(7,972)	(3,989)
Income before provision for income taxes	$48,711	$24,296

During the years ended December 31, 2018 and 2017, the Company recorded $12.1 million and $1.0 million of income, respectively, which is based on our proportional ownership interest in the entities above. This amount is reflected in Income from unconsolidated joint venture within the statement of income.

Note 29– Subsequent Events

In January 2019, the Company completed the securitization of $399.2 million of fixed-rate SBC loans and issued $355.8 million of senior bonds at a weighted average pass-through rate of 4.1%.

In March 2019, the Company extended one of our borrowings pursuant to a committed warehouse line of credit agreement used within our Residential mortgage banking business. The amended agreement has a maximum advance amount of $125.0 million and a pricing rate of LIBOR plus 1.6 to 2.2.%.

Ready Capital Corporation

Schedule IV – Mortgage Loans on Real Estate

There are no individual loans that exceed 3% of the total carrying amount of all mortgages. The following table discloses the Company’s mortgage loans on real estate, categorized by product type:

Product Type	UPB Grouping	Loan Count	Interest Rate	Maturity Date	Carrying Value	UPB	UPB of loans subject to DQ principal or interest
Acquired Loans
	0 - 500k	602	0.00 - 18.00%	2004 - 2039	$120,430	$131,387	$13,343
	500k - 1mm	159	3.50 - 10.25%	2019 - 2046	104,926	109,677	5,521
	1mm - 1.5mm	62	4.37 - 8.71%	2017 - 2038	70,490	74,323	4,668
	1.5mm - 2mm	28	5.00 - 7.64%	2019 - 2036	45,476	47,975	1,806
	2mm - 2.5mm	8	5.25 - 7.00%	2020 - 2030	17,902	18,146	2,440
	> 2.5mm	36	5.10 - 11.00%	2011 - 2034	189,479	191,434	3,368
Total Acquired Loans		895			$548,703	$572,942	$31,146
Acquired SBA 7(a) loans
	0 - 500k	1254	0.00 - 10.50%	2012 - 2042	$111,187	$136,584	$16,002
	500k - 1mm	176	4.75 - 8.00%	2014 - 2042	115,296	124,312	8,869
	1mm - 1.5mm	59	5.00 - 8.00%	2026 - 2041	69,080	73,794	5,071
	1.5mm - 2mm	4	6.00 - 8.00%	2035 - 2037	6,572	6,664	-
	2mm - 2.5mm	1	8.00 - 8.00%	2037 - 2037	2,290	2,242	-
	> 2.5mm	5	6.00 - 7.50%	2035 - 2038	14,063	14,381	-
Total Acquired SBA 7(a) loans		1,499			$318,488	$357,977	$29,942
Originated Transitional loans
	0 - 500k	16	5.06 - 8.26%	2020 - 2023	$3,047	$3,089	$-
	500k - 1mm	8	6.01 - 8.25%	2019 - 2023	6,558	6,562	-
	1mm - 1.5mm	7	4.76 - 8.79%	2019 - 2025	9,172	9,184	-
	1.5mm - 2mm	12	5.99 - 12.00%	2018 - 2026	20,020	19,997	-
	2mm - 2.5mm	7	6.35 - 8.44%	2019 - 2021	15,676	15,723	-
	> 2.5mm	89	5.44 - 9.19%	2018 - 2022	610,260	613,798	5,687
Total Originated Transitional loans		139			$664,733	$668,353	$5,687
Originated Freddie loans
	1mm - 1.5mm	2	4.56 - 4.72%	2029 - 2039	$2,968	$2,900	$-
	2mm - 2.5mm	2	4.88 - 4.95%	2024 - 2029	4,167	4,095	-
	> 2.5mm	3	4.70 - 5.14%	2024 - 2039	16,187	15,978	-
Total Originated Freddie loans		7			$23,322	$22,973	$-
Originated Residential Agency loans
	0 - 500k	343	3.25 - 6.38%	2033 - 2049	$66,867	$64,713	$1,563
	500k - 1mm	4	4.25 - 5.50%	2048 - 2049	2,807	2,773	-
Total Originated Residential Agency loans		347			$69,674	$67,486	$1,563
Originated SBA 7(a) loans
	0 - 500k	379	6.50 - 8.00%	2023 - 2044	$63,049	$65,839	$1,235
	500k - 1mm	43	6.25 - 8.00%	2028 - 2044	29,451	30,066	-
	1mm - 1.5mm	5	6.75 - 7.75%	2043 - 2043	5,870	5,874	1,105
	2mm - 2.5mm	1	6.75 - 6.75%	2043 - 2043	2,165	2,013	-
	> 2.5mm	2	6.75 - 7.25%	2043 - 2043	6,034	5,610	-
Total Originated SBA 7(a) loans		430			$106,569	$109,402	$2,340
Originated SBC loans
	0 - 500k	9	5.09 - 6.30%	2024 - 2043	$4,065	$3,946	$-
	500k - 1mm	46	4.50 - 7.42%	2019 - 2028	37,331	36,554	2,099
	1mm - 1.5mm	39	5.06 - 7.42%	2019 - 2029	48,694	47,847	2,443
	1.5mm - 2mm	42	4.56 - 7.52%	2019 - 2029	74,804	73,492	3,105
	2mm - 2.5mm	25	4.66 - 7.52%	2019 - 2032	57,715	56,698	4,241
	> 2.5mm	104	4.50 - 6.95%	2019 - 2038	554,799	547,111	16,515
Total Originated SBC loans		265			$777,408	$765,648	$28,403
Originated SBC loans, at fair value
	1mm - 1.5mm	1	6.38 - 6.38%	2026 - 2026	$1,438	$1,376	$-
	1.5mm - 2mm	1	5.25 - 5.25%	2027 - 2027	1,692	1,608	-
	2mm - 2.5mm	1	6.23 - 6.23%	2024 - 2024	2,318	2,235	-
	> 2.5mm	3	5.57 - 7.75%	2019 - 2019	17,216	17,106	-
Total Originated SBC loans, at fair value		6			$22,664	$22,325	$-
General Allowance for Loan Losses					(1,937)
Total Loans		3,588			$2,529,624	$2,587,106	$99,081

Reconciliation of mortgage loans on real estate:

The following tables reconcile mortgage loans on real estate, including loans in consolidated VIEs, from December 31, 2016 to December 31, 2018 ($ in thousands):

	Loans, net	Loans, held for sale, at fair value	Total Loan Receivables

Balance at December 31, 2015	$1,716,072	$-	$1,716,072
Origination of loan receivables	315,339	621,343	936,682
Purchases of loan receivables	98,683	-	98,683
Loans acquired in connection with reverse merger	-	189,197	189,197
Proceeds from disposition and principal payment of loan receivables	(479,965)	(645,954)	(1,125,919)
Net realized gain (loss) on sale of loan receivables	6,349	14,342	20,691
Net unrealized gain (loss) on loan receivables	4,131	(2,982)	1,149
Non-cash proceeds on creation of MSR	(951)	(5,166)	(6,117)
Accretion/amortization of discount, premium and other fees	26,809	-	26,809
Transfers	(11,968)	11,017	(951)
Provision for loan losses	(7,819)	-	(7,819)
Balance at December 31, 2016	$1,666,680	$181,797	$1,848,477

	Loans, net	Loans, held for sale, at fair value	Total Loan Receivables

Balance at December 31, 2016	$1,666,680	$181,797	$1,848,477
Origination of loan receivables	454,975	2,508,153	2,963,128
Purchases of loan receivables	147,327	11,195	158,522
Proceeds from disposition and principal payment of loan receivables	(422,059)	(2,571,583)	(2,993,642)
Net realized gain (loss) on sale of loan receivables	(3,203)	78,798	75,595
Net unrealized gain (loss) on loan receivables	5,328	3,537	8,865
Accretion/amortization of discount, premium and other fees	13,825	-	13,825
Transfers	(4,125)	4,125	-
Transfers to Real estate owned	(2,285)	-	(2,285)
Provision for loan losses	(2,363)	-	(2,363)
Balance at December 31, 2017	$1,854,100	$216,022	$2,070,122

	Loans, net	Loans, held for sale, at fair value	Total Loan Receivables

Balance at December 31, 2017	$1,854,100	$216,022	$2,070,122
Origination of loan receivables	934,607	2,407,492	3,342,099
Purchases of loan receivables	369,418	17,481	386,899
Proceeds from disposition and principal payment of loan receivables	(746,162)	(2,586,724)	(3,332,886)
Net realized gain (loss) on sale of loan receivables	(5,454)	63,067	57,613
Net unrealized gain (loss) on loan receivables	(720)	(2,401)	(3,121)
Accretion/amortization of discount, premium and other fees	14,474	-	14,474
Transfers	(503)	503	-
Transfers to Real estate owned	(3,693)	(182)	(3,875)
Provision for loan losses	(1,701)	-	(1,701)
Balance at December 31, 2018	$2,414,366	$115,258	$2,529,624

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, the Company’s management believes that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria.

There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information regarding our directors and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our 2017 annual meeting of stockholders (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2018.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

The information regarding certain matters pertaining to our corporate governance required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

Item 11.  Executive Compensation.

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on our equity compensation plan information and beneficial ownership required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

Item 14.  Principal Accountant Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2018.

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

(3)	Exhibits Files:

Exhibit number		Exhibit description
2.1	*

Agreement and Plan of Merger, dated as of April 6, 2016, by and among ZAIS Financial Corp., ZAIS Financial Partners, L.P., ZAIS Merger Sub, LLC, Sutherland Asset Management Corporation and Sutherland Partners, L.P. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed April 7, 2016)

2.2	*

Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 9, 2016, by and among ZAIS Financial Corp., ZAIS Financial Partners, L.P., ZAIS Merger Sub, LLC, Sutherland Asset Management Corporation and Sutherland Partners, L.P. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed May 9, 2016)

2.3	*

Amendment No. 2 to the Agreement and Plan of Merger, dated as of August 4, 2016, by and among ZAIS Financial Corp., ZAIS Financial Partners, L.P., ZAIS Merger Sub, LLC, Sutherland Asset Management Corporation and Sutherland Partners, L.P. (incorporated by reference to Exhibit 2.3 of the Registrant's Current Report on Form 8-K filed November 4, 2016)

2.4	*

Agreement and Plan of Merger, by and among Ready Capital Corporation, ReadyCap Merger Sub LLC and Owens Realty Mortgage, Inc., dated as of November 7, 2018  (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed November 9, 2018)

3.1	*	Articles of Amendment and Restatement of ZAIS Financial Corp. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-185938)

3.2	*	Articles Supplementary of ZAIS Financial Corp. (incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-185938)

3.3	*	Articles of Amendment and Restatement of Sutherland Asset Management Corporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 4, 2016)

3.4	*	Articles of Amendment of Ready Capital Corporation (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on September 26, 2018)
3.5	*	Amended and Restated Bylaws of Ready Capital Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on September 26, 2018)

4.1	*	Specimen Common Stock Certificate of Ready Capital Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-4 filed on December 13, 2018)

4.2	*

Indenture, dated February 13, 2017, by and among ReadyCap Holdings, LLC, as issuer, Sutherland Asset Management Corporation, Sutherland Partners, L.P., Sutherland Asset I, LLC and ReadyCap Commercial, LLC, each as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed February 13, 2017)

4.3	*

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

4.4	*

Indenture, dated as of August 9, 2017, by and between Sutherland Asset Management Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed August 9, 2017)

4.5	*

First Supplemental Indenture, dated as of August 9, 2017, by and between Sutherland Asset Management Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed August 9, 2017)

4.6	*

Second Supplemental Indenture, dated as of April 27, 2018, by and between Sutherland Asset Management Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed April 27, 2018)

4.7		Third Supplemental Indenture, dated as of February 26, 2019, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee
4.8		Amendment No. 1, dated as of February 26, 2019, to the First Supplemental Indenture, dated as of August 9, 2017, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee
4.9

Amendment No. 1, dated as of February 26, 2019, to the Second Supplemental Indenture, dated as of April 27, 2018, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee

10.1	*

Master Repurchase Agreement, dated May 8, 2014, between Waterfall Commercial Depositor LLC, Sutherland Asset I, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K filed on March 15, 2017)

10.2	*

Amendment Number Four to the Master Repurchase Agreement, dated June 17, 2016, between Waterfall Commercial Depositor LLC, Sutherland Asset I, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K filed on March 15, 2017)

10.3	*

Agreement and Plan of Merger dated August 5, 2014, by and among ZFC Honeybee TRS, LLC, ZFC Honeybee Acquisitions, LLC, GMFS LLC, Honeyrep, LLC, solely in its capacity as the Securityholder Representative and ZAIS Financial Corp., as guarantor (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on August 6, 2014)

10.4	*

Master Loan and Security Agreement, dated June 27, 2014, by and among ReadyCap Lending, LLC, Sutherland Asset I, LLC, Sutherland Asset Management Corporation Corporation and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K filed on March 15, 2017)

10.5	*

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

10.6	*

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

10.7	*

Master Repurchase Agreement, dated June 30, 2016, by and among Sutherland Asset I, LLC, Sutherland 2016-1 JPM Grantor Trust, Sutherland Asset Management Corporation and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed on March 15, 2017)

10.8

Third Amended and Restated Agreement of Limited Partnership of Sutherland Partners, L.P., dated as of March [●], 2019, by and among Ready Capital Corporation, as General Partner, and the limited partners listed on Exhibit A thereto

10.9		Form of Indemnification Agreement
10.10		Ready Capital Corporation 2012 Equity Incentive Plan

10.11		Form of Restricted Stock Unit Award Agreement

10.12		Form of Restricted Stock Award Agreement

10.13	*

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

10.14	*

Second Amended and Restated Guaranty, dated as of October 31, 2016, from Sutherland Partners, L.P. to Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed February 21, 2017)

21.1		List of Subsidiaries of Ready Capital Corporation

23.1		Consent of Deloitte & Touche LLP

24.1		Power of Attorney (included on signature page)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Scheme Document

101.CAL		XBRL Taxonomy Calculation Linkbase Document

101.DEF		XBRL Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*      Previously filed.

**    This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ready Capital Corporation

Date: March 13, 2019	By:	/s/ Thomas E. Capasse
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

Date: March 13, 2019	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board and Chief Executive
Officer
(Principal Executive Officer)

Date: March 13, 2019	By:	/s/ Jack J. Ross
Jack J. Ross
President and Director

Date: March 13, 2019	By:	/s/ Frederick C. Herbst
Frederick C. Herbst
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: March 13, 2019	By:	/s/ Frank P. Filipps
Frank P. Filipps
Director

Date: March 13, 2019	By:	/s/ Todd M. Sinai
Todd M. Sinai
Director

Date: March 13, 2019	By:	/s/ J. Mitchell Reese
J. Mitchell Reese
Director

Date: March 13, 2019	By:	/s/ David Holman
David Holman
Director