Form 10-Q
period 2019-03-31
Ready Capital Corp
filed 2019-05-09
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share 7.00% Convertible Senior Notes due 2023 6.50% Senior Notes due 2021	RC RCA RCP	New York Stock Exchange New York Stock Exchange New York Stock Exchange

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

The Company has 44,395,713 shares of common stock, par value $0.0001 per share, outstanding as of April 30, 2019.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

READY CAPITAL CORPORATION

unaudited CONSOLIDATED BALANCE SHEETS

(In Thousands)	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$47,597	$54,406
Restricted cash	29,979	28,921
Loans, net (including $22,595 and $22,664 held at fair value)	1,057,023	1,193,392
Loans, held for sale, at fair value	115,778	115,258
Mortgage backed securities, at fair value	91,435	91,937
Loans eligible for repurchase from Ginnie Mae	73,057	74,180
Investment in unconsolidated joint ventures	39,025	33,438
Derivative instruments	2,483	2,070
Servicing rights (including $88,218 and $93,065 held at fair value)	115,652	120,062
Receivable from third parties	718	8,888
Real estate acquired in settlement of loans, held for sale	75,517	7,787
Other assets	68,886	55,447
Assets of consolidated VIEs	1,561,864	1,251,057
Total Assets	$3,279,014	$3,036,843
Liabilities
Secured borrowings	848,225	834,547
Securitized debt obligations of consolidated VIEs, net	1,140,919	905,367
Convertible notes, net	110,241	109,979
Senior secured notes, net	178,979	178,870
Corporate debt, net	48,629	48,457
Guaranteed loan financing	34,047	229,678
Liabilities for loans eligible for repurchase from Ginnie Mae	73,057	74,180
Derivative instruments	3,392	3,625
Dividends payable	13,396	13,346
Accounts payable and other accrued liabilities	67,240	74,719
Total Liabilities	$2,518,125	$2,472,768
Stockholders’ Equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 44,395,713 and 32,105,112 shares issued and outstanding, respectively	4	3
Additional paid-in capital	720,680	540,478
Retained earnings	21,790	5,272
Accumulated other comprehensive loss	(1,328)	(922)
Total Ready Capital Corporation equity	741,146	544,831
Non-controlling interests	19,743	19,244
Total Stockholders’ Equity	$760,889	$564,075
Total Liabilities and Stockholders’ Equity	$3,279,014	$3,036,843

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

Unaudited CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In Thousands, except share data)	2019	2018
Interest income	$48,753	$37,150
Interest expense	(35,775)	(22,666)
Net interest income before provision for loan losses	$12,978	$14,484
Provision for loan losses	(518)	(167)
Net interest income after provision for loan losses	$12,460	$14,317
Non-interest income
Residential mortgage banking activities	14,587	14,024
Net realized gain on financial instruments and real estate owned	7,282	12,232
Net unrealized gain (loss) on financial instruments	(6,912)	3,008
Other income	900	1,334
Servicing income, net of amortization and impairment of $1,763 and $1,350	6,752	6,410
Income on unconsolidated joint ventures	2,929	5,739
Gain on bargain purchase	30,728	—
Total non-interest income	$56,266	$42,747
Non-interest expense
Employee compensation and benefits	(11,448)	(15,320)
Allocated employee compensation and benefits from related party	(853)	(1,200)
Variable expenses on residential mortgage banking activities	(9,176)	(2,290)
Professional fees	(1,829)	(2,648)
Management fees – related party	(1,997)	(2,013)
Incentive fees – related party	—	(408)
Loan servicing expense	(3,648)	(4,093)
Merger related expenses	(5,467)	—
Other operating expenses	(6,861)	(8,011)
Total non-interest expense	$(41,279)	$(35,983)
Income before provision for income taxes	$27,447	$21,081
Provision for income (taxes) benefit	3,003	(2,563)
Net income	$30,450	$18,518
Less: Net income attributable to non-controlling interest	983	664
Net income attributable to Ready Capital Corporation	$29,467	$17,854

Earnings per common share - basic	$0.90	$0.56
Earnings per common share - diluted	$0.90	$0.56

Weighted-average shares outstanding
Basic	32,556,875	32,036,504
Diluted	32,563,644	32,045,844

Dividends declared per share of common stock	$0.40	$0.37

See Notes To Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In Thousands)	2019	2018
Net Income	$30,450	$—
Other comprehensive income (loss) - net change by component
Net change in hedging derivatives (cash flow hedges)	$(420)	$—
Other comprehensive income (loss)	$(420)	$—
Comprehensive income (loss)	$30,030	$—
Less: Comprehensive income attributable to non-controlling interests	(969)	—
Comprehensive income attributable to Ready Capital Corporation	$29,061	$—

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

Unaudited CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

				Retained	Accumulated Other	Total
	Common Stock		Additional Paid-	Earnings	Comprehensive	Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	In Capital	(Deficit)	Loss	Corporation equity	Interests	Equity
Balance at January 1, 2018	31,996,440	$3	$539,455	$(3,385)	$—	$536,073	$19,394	$555,467
Dividend declared on common stock ($0.37 per share)	—	—	—	(11,910)	—	(11,910)	—	(11,910)
Dividend declared on OP units	—	—	—	—	—	—	(425)	(425)
Equity component of 2017 convertible note issuance	—	—	(78)	—	—	(78)	(3)	(81)
Contributions, net	—	—	—	—	—	—	107	107
Stock-based compensation	—	—	80	—	—	80	—	80
Net Income	—	—	—	17,854	—	17,854	664	18,518
Balance at March 31, 2018	31,996,440	$3	$539,457	$2,559	—	$542,019	$19,737	$561,756

				Retained	Accumulated Other	Total
	Common Stock		Additional Paid-	Earnings	Comprehensive	Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	In Capital	(Deficit)	Loss	Corporation equity	Interests	Equity
Balance at January 1, 2019	32,105,112	$3	$540,478	$5,272	$(922)	$544,831	$19,244	$564,075
Dividend declared on common stock ($0.40 per share)	—	—	—	(12,949)	—	(12,949)	—	(12,949)
Dividend declared on OP units	—	—	—	—	—	—	(447)	(447)
Distributions, net	—	—	—	—	—	—	(20)	(20)
Shares issued pursuant to ORM merger	12,223,552	1	179,320	—	—	179,321	—	179,321
Equity component of 2017 convertible note issuance	—	—	(84)	—	—	(84)	—	(84)
Stock-based compensation	52,110	—	733	—	—	733	—	733
Manager incentive fee paid in stock	14,939	—	233	—	—	233	(3)	230
Net Income	—	—	—	29,467	—	29,467	983	30,450
Other comprehensive loss	—	—	—	—	(406)	(406)	(14)	(420)
Balance at March 31, 2019	44,395,713	$4	$720,680	$21,790	(1,328)	$741,146	$19,743	$760,889

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

Unaudited CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
(In Thousands, except share information)	2019	2018
Cash Flows From Operating Activities:
Net income	$30,450		$18,518
Net income from continuing operations
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Discount accretion and premium amortization of financial instruments, net	345		(2,038)
Amortization of guaranteed loan financing, deferred financing costs, and intangible assets	7,630		3,492
Provision for loan losses	518		167
Charge off of real estate acquired in settlement of loans	305		19
Decrease in repair and denial reserve	89		110
Net settlement of derivative instruments	(795)		4,556
Origination of loans, held for sale, at fair value	(445,455)		(610,502)
Proceeds from disposition and principal payments of loans, held for sale, at fair value	458,503		677,401
Income on unconsolidated joint venture	(2,707)		1,048
Gain on sale of mortgages held for sale included in Residential mortgage banking activities	(10,199)		(6,279)
Gain (loss) on derivatives included in Residential mortgage banking activities	(364)		(1,162)
Creation of servicing rights, net of payoffs	(2,281)		(4,408)
Gain on bargain purchase	(30,728)		—
Net realized gains on financial instruments and real estate owned	(7,282)		(12,232)
Net unrealized gains on financial instruments	6,912		(3,008)
Net changes in operating assets and liabilities
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	2,406		(8,261)
Receivable from third parties	8,170		(4,308)
Other assets	(7,814)		5,122
Accounts payable and other accrued liabilities	(6,647)		(10,013)
Net cash provided by operating activities	1,056		48,222
Cash Flow From Investing Activities:
Origination of loans	(245,367)		(118,945)
Purchase of loans	(128,991)		(142,000)
Purchase of mortgage backed securities, at fair value	—		(10,419)
Purchase of real estate	—		(191)
Proceeds on unconsolidated joint venture in excess of earnings recognized	5,739		4,092
Payment of liability under participation agreements, net of proceeds received	—		(81)
Proceeds from disposition and principal payment of loans	183,800		116,836
Proceeds from sale and principal payment of mortgage backed securities, at fair value	3,277		3,662
Proceeds from sale of real estate	285		614
Cash acquired in connection with the ORM merger	10,822		—
Net cash (used in) provided by investing activities	(170,435)		(146,432)
Cash Flows From Financing Activities:
Proceeds from secured borrowings	951,342		938,671
Proceeds from issuance of securitized debt obligations of consolidated VIEs	355,846		148,497
Proceeds from senior secured note offering	—		41,328
Payment of contingent consideration	(1,207)		—
Payment of secured borrowings	(949,703)		(912,948)
Payment of securitized debt obligations of consolidated VIEs	(118,893)		(65,111)
Payment of guaranteed loan financing	(20,526)		(17,360)
Payment of promissory note	(674)		—
Payment of deferred financing costs	(7,538)		(4,443)
Contributions, net	(20)		107
Dividend payments	(13,346)		(12,289)
Net cash (used in) provided by financing activities	195,281		116,452
Net increase (decrease) in cash, cash equivalents, and restricted cash	25,902		18,242
Cash, cash equivalents, and restricted cash at beginning of period	94,970		90,954
Cash, cash equivalents, and restricted cash at end of period	$120,872		$109,196

Supplemental disclosure of operating cash flow
Cash paid for interest	$34,471		$23,135
Cash paid (received) for income taxes	$(3,125)		$796
Stock-based compensation	$733		$151
Supplemental disclosure of non-cash investing activities
Loans transferred from Loans, held for sale, at fair value to Loans, net	$—		$333
Deconsolidation of assets in securitization trusts	$177,815	$
Supplemental disclosure of non-cash financing activities
Common stock issued in connection with ORM Merger	12,223,552
Deconsolidation of borrowings in securitization trusts	$177,815		$—
Incentive shares issued to investment manager pursuant to management agreement	$233		$—

Cash and restricted cash reconciliation
Cash and cash equivalents	$47,597		$86,773
Restricted cash	29,979		13,964
Cash, cash equivalents, and restricted cash in Assets of consolidated VIEs	43,296		8,459
Cash, cash equivalents, and restricted cash at end of period	$120,872		$109,196

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

Sutherland Partners, LP (the “Operating Partnership”) holds substantially all of our assets and conducts substantially all of our business. As of  March 31, 2019 and December 31, 2018, the Company owned approximately 97.6% and 96.5%, of the operating partnership units (“OP units”) of the Operating Partnership, respectively. The Company, as sole general partner of the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Therefore, the Company consolidates the Operating Partnership.

The Company is a multi-strategy real estate finance company that originates, acquires, finances and services small to medium balance commercial (“SBC”) loans, Small Business Administration (“SBA”) loans, residential mortgage loans, and to a lesser extent, mortgage backed securities (“MBS”) collateralized primarily by SBC loans, or other real estate-related investments.

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

On March 29, 2019, the Company completed the acquisition of Owens Realty Mortgageg, Inc. (“ORM”), through a merger of ORM with and into a wholly owned subsidiary of the Company, in exchange for approximately 12.2 million shares of the Company’s common stock. In accordance with the Merger Agreement, the number of shares of the Company’s common stock issued was based on an exchange ratio of 1.441 per share. The total purchase price for the merger of $179.3 million consists exclusively of the Company’s common stock issued in exchange for shares of ORM common stock and cash paid in lieu of fractional shares of the Company’s common stock, and was based on the $14.67 closing price of the Company’s common stock on March 29, 2019. Upon the closing of the transaction, the Company’s historical stockholders owned approximately 72% of the combined company’s stock, while historical ORM stockholders owned approximately 28% of the combined company’s stock.

The acquisition of ORM is expected to increase the Company’s equity capitalization, which will support continued growth of the Company’s platform and execution of the Company’s strategy, and provide the Company with improved scale, liquidity and capital alternatives, including additional borrowing capacity.  Also, the stockholder base resulting from the acquisition of ORM is expected to enhance the trading volume and liquidity for our stockholders and support a greater level of institutional investor interest in our businesses. The combination of the Company and ORM can potentially create cost savings and efficiencies over time resulting from the allocation of operating expenses over a larger portfolio and allow the Company to potentially harvest significant value from ORM's real property assets

The Company qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with its first taxable year ended December 31, 2011. To maintain its tax status as a REIT, the Company distributes at least 90% of its taxable income in the form of distributions to shareholders.

Note 2 – Basis of Presentation

The unaudited interim consolidated financial statements presented herein are as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018.  These unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”)—as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the U.S. Securities and Exchange Commission.

The accompanying unaudited interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete consolidated financial statements. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company's audited financial statements for the years ended December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018, disclosed within the most recently filed 2018 annual report on Form 10-K.

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim period or the entire year.

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

As described in further detail below, effective during the fourth quarter of 2018, the Company revised its presentation of residential mortgage banking activities and variable expenses on residential mortgage banking activities within our Consolidated Statements of Income and Note 10, which no longer presents these amounts as a net amount. Prior period numbers were revised to conform to the new presentation and to be consistent with our current period’s presentation.

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

As of December 31, 2018, the Company had $0.6 million in money market mutual funds, and substantially all of the Company’s cash and cash equivalents not held in money market funds were comprised of cash balances with banks that are in excess of the Federal Deposit Insurance Corporation insurance limits. As of March 31, 2019 this balance was zero.

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

Loans, held for sale, at fair value

Loans, held for sale, at fair value are loans that are expected to be sold to third parties in the near term. Interest is recognized as interest income on the unaudited interim consolidated statements of income when earned and deemed collectible. For loans originated by our SBC originations and SBA originations segments, changes in fair value are recurring and are reported as net unrealized gain (loss) on the unaudited interim consolidated statements of income. For originated SBA loans, the guaranteed portion is held for sale, at fair value. For loans originated by GMFS, changes in fair value are reported as residential mortgage banking activities on the unaudited interim consolidated statements of income.

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

All derivatives are reported as either assets or liabilities on the unaudited interim consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings, unless hedge accounting is elected.

Although permitted under certain circumstances, generally the Company does not offset cash collateral receivable or payables against our gross derivative positions. As of March 31, 2019 and December 31, 2018, the cash collateral receivable for derivatives is $7.0 million and $11.6. million, respectively, and is included in restricted cash on the unaudited interim consolidated balance sheets.

Interest Rate Swap Agreements

An interest rate swap is an agreement between two counterparties to exchange periodic interest payments where one party to the contract makes a fixed-rate payment in exchange for a floating-rate payment from the other party. The dollar amount each party pays is an agreed-upon periodic interest rate multiplied by some pre-determined dollar principal (notional amount). No principal (notional amount) is exchanged between the two parties at trade initiation date. Only interest payments are exchanged. Interest rate swaps are classified as Level 2 in the fair value hierarchy. The fair value adjustments are reported within net unrealized gain (loss) on financial instruments, while the related interest income or interest expense, are reported within net realized gain (loss) on financial instruments in the unaudited interim consolidated statements of income.

Interest Rate Lock Commitments (“IRLCs”)

IRLCs are agreements under which GMFS agrees to extend credit to a borrower under certain specified terms and conditions in which the interest rate and the maximum amount of the loan are set prior to funding. Unrealized gains and losses on the IRLCs, reflected as derivative assets and derivative liabilities, respectively, are measured based on the value of the underlying mortgage loan, quoted government-sponsored enterprise Fannie Mae, Freddie Mac, and the Government National Mortgage Association ((“Ginnie Mae”), collectively, “GSEs”) or MBS prices, estimates of the fair value of the mortgage servicing rights (“MSRs”) and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees. The realized and unrealized gains or losses are reported on the unaudited interim consolidated statements of income as residential mortgage banking activities. IRLCs are classified as Level 3 in the fair value hierarchy.

CDS

CDS are contracts between two parties, a protection buyer who makes fixed periodic payments, and a protection seller, who collects the premium in exchange for making the protection buyer whole in the case of default. The fair value adjustments are reported within net unrealized gain (loss) on financial instruments, while the related interest income or interest expense, are reported within net realized gain/(loss) on financial instruments in the unaudited interim consolidated statements of income. CDS are classified as Level 2 in the fair value hierarchy.

Hedge Accounting

As a general rule, hedge accounting is permitted where the Company is exposed to a particular risk, such as interest rate risk, that causes changes in the fair value of an asset or liability or variability in the expected future cash flows of an existing asset, liability, or forecasted transaction that may affect earnings.

To qualify as an accounting hedge under the hedge accounting rules (versus an economic hedge where hedge accounting is not applied), a hedging relationship must be highly effective in offsetting the risk designated as being hedged. We use cash flow hedges to hedge the exposure to variability in cash flows from forecasted transactions, including the anticipated issuance of securitized debt obligations. ASC 815 requires that a forecasted transaction be identified as either: 1) a single transaction, or 2) a group of individual transactions that share the same risk exposures for which they are designated as being hedged. Hedges of forecasted transactions are considered cash flow hedges since the price is not fixed, hence involve variability of cash flows.

For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income/(loss) ("OCI"), and is reclassified out of OCI and into the Consolidated Statements of Income when the hedged cash flows affect earnings. These amounts are recognized consistent with the classification of the hedged item, primarily interest expense (for hedges of interest rate risk). The ineffective portions of the cash flow hedges are immediately recognized in earnings. If the hedge relationship is terminated, then the value of the derivative recorded in accumulated other comprehensive income / (loss) ("AOCI") is recognized in earnings when the cash flows that were hedged affect earnings, so long as the forecasted transaction remains probable of occurring. For hedge relationships that are discontinued because a forecasted transaction is probable of not occurring according to the original hedge forecast (including an additional two month window), any related derivative values recorded in AOCI are immediately recognized in earnings. Hedge accounting is generally terminated at the debt issuance date because we are no longer exposed to cash flow variability subsequent to issuance. Accumulated amounts recorded in AOCI at that date are then released to earnings in future periods to reflect the difference in 1) the fixed rates economically locked in at the inception of the hedge and 2) the actual fixed rates established in the debt instrument at issuance. Because of the effects of the time value of money, the actual interest expense reported in earnings will not equal the effective yield locked in at hedge inception multiplied by the par value. Similarly, this hedging strategy does not actually fix the interest payments associated with the forecasted debt issuance.

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

Servicing rights are recognized upon sale of loans, including a securitization of loans accounted for as a sale in accordance with GAAP, if servicing is retained. For servicing rights, gains related to servicing rights retained is included in net realized gain/(loss) on the unaudited interim consolidated statements of income. For residential mortgage servicing rights, gains on servicing rights retained upon sale of a loan are included in residential mortgage banking activities on the unaudited interim consolidated statements of income.

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

Real estate acquired in settlement of loans, held for sale

Real estate acquired in settlement of loans, held for sale, includes real estate acquired in full or partial settlement of loan obligations, generally through foreclosure, that is being marketed for sale. Real estate, held for sale is recorded at acquisition at the property’s estimated fair value less estimated costs to sell.

After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, real estate held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged through impairment.

The Company records a gain or loss from the sale of real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether the collectability of the transaction price is probable. Once these criteria are met, the real estate is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. This adjustment is based on management’s estimate of the fair value of the loan extended to the buyer to finance the sale.

Intangible assets

Intangible assets are accounted for under ASC 350, Intangibles-Goodwill and Other. As of March 31, 2019 and December 31, 2018, the Company’s identifiable intangible assets include SBA license for our lending operations as well as a trade name, a favorable lease, and other licenses relating to our residential mortgage banking segment, obtained as part of the ZAIS Financial merger transaction. The Company determined that its SBA license has an indefinite life, while the other intangibles acquired as part of the ZAIS Financial merger transaction are finite-lived. The Company amortizes intangible assets with identified estimated useful lives on a straight-line basis over their estimated useful lives. The Company initially records its intangible assets at cost and subsequently tests for impairment on an annual basis. Intangible assets are included within other assets on the unaudited interim consolidated balance sheets.

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

Borrowing under repurchase agreements

Borrowings under repurchase agreements are accounted for under ASC 860, Transfers and Servicing. Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Through March 31, 2019, none of our repurchase agreements have been accounted for as components of linked transactions. All securities financed through a repurchase agreement have remained on our unaudited interim consolidated balance sheets as an asset and cash received from the lender was recorded on our unaudited interim consolidated balance sheets as a liability. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense on the unaudited interim consolidated statements of income.

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

We provide for exposure in connection with uncertain tax positions, which requires significant judgment by management including determination, based on the weight of the tax law and available evidence, that it is more-likely-than-not that a tax result will be realized. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense on our unaudited interim consolidated statements of income. As of March 31, 2019 and December 31, 2018, we accrued no taxes, interest or penalties related to uncertain tax positions. In addition, we do not anticipate a change in this position in the next 12 months.

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

Origination Income and Expense

Origination income represents fees received for origination of either loans, held at fair value, loans, held for sale, at fair value, or loans, held-for-investment. For loans held, at fair value, and loans, held for sale, at fair value, pursuant to ASC 825, the Company reports origination fee income as revenue and fees charged and costs incurred as expenses. These fees and costs are excluded from the fair value. For originated loans, held-for-investment, under ASC 310-10, the Company defers these origination fees and costs at origination and amortizes them under the effective interest method over the life of the loan. Origination fees and expenses for ReadyCap loans, held at fair value and loans, held for sale, at fair value, are presented in the unaudited interim consolidated statements of income in other income and operating expenses. Origination fees for residential mortgage loans originated by GMFS are presented in the unaudited interim consolidated statements of income in residential mortgage banking activities, while origination expenses are presented within variable expenses on residential mortgage banking activities. The amortization of net origination fees and expenses for loans, held-for-investment are presented in the unaudited interim consolidated statements of income in interest income.

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

Gains and losses from the sale of mortgage loans held for sale are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale and is included in residential mortgage banking activities, in the unaudited interim consolidated statements of income. Sales proceeds reflect the cash received from investors from the sale of a loan plus the servicing release premium if the related MSR is sold. Gains and losses also includes the unrealized gains and losses associated with the mortgage loans held for sale and the realized and unrealized gains and losses from IRLCs.

Loan origination fee income represents revenue earned from originating mortgage loans held for sale and are reflected in residential mortgage banking activities, when loans are sold.

Variable Expenses on Residential Mortgage Banking Activities

Loan expenses include indirect costs related to loan origination activities, such as correspondent fees, and are expensed as incurred and are included within variable expenses on residential mortgage banking activities on the Company’s unaudited interim consolidated statements of income. The provision for loan indemnification includes the fair value of the incurred liability for mortgage repurchases and indemnifications recognized at the time of loan sale and any other provisions recorded against the loan indemnification reserve. Loan origination costs directly attributable to the processing, underwriting, and closing of a loan are included in the gain on sale of mortgage loans held for sale when loans are sold.

Note 4 – Recently Issued Accounting Pronouncements

Financial Accounting Standards Board ("FASB") Standards adopted during 2019

Standard	Summary of guidance		Effects on financial statements
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities		Provides guidance on simplifying the accounting and presentation for hedging activities.		The adoption did not affect the financial statement impact of hedge accounting, as the change would simplify hedge documentation requirements and presentation associated with hedging activities.
Issued August 2017			

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


ASU 2018-11, Leases (Topic 842): Targeted Improvements to Accounting for Leases	

Provides guidance on increasing the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions.



The modified retrospective adoption of this standard resulted in the Company recording a gross up of approximately $3.3 million on our unaudited interim consolidated balance sheet upon recognition of the right-of-use assets and lease liabilities. The right-of use-assets are recorded in Other assets and the corresponding lease liabilities are recorded in Accounts payable and other accrued liabilites within the unaudited consolidated balance sheets.

Issued July 2018			

FASB Standards issued, but not yet adopted

Standard	Summary of guidance		Effects on financial statements
ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments	

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

Note 5 – Acquisition of Owens Realty Mortgage, Inc.

 On November 7, 2018, the Company entered into an Agreement and Plan of Merger as amended, (the “Merger Agreement”) with ORM, a specialty finance company that focused on the origination, investment, and management of commercial real estate loans, primarily in the Western U.S. Pursuant to the Merger Agreement, the Company would acquire ORM in a stock-for-stock transaction with an aggregate purchase price equal to 99.0% of ORM’s book value determined in accordance with the Merger Agreement. Upon the closing, each outstanding share of ORM’s common stock was converted into the right to receive 1.441 shares of the Company common stock, based on a fixed exchange ratio.

On March 29, 2019, the Company completed the acquisition of ORM, through a merger of ORM with and into a wholly owned subsidiary of the Company, in exchange for approximately 12.2 million shares of the Company’s common stock. In accordance with the Merger Agreement, the number of shares of the Company’s common stock issued was based on an exchange ratio of 1.441 per share. The total purchase price for the merger of $179.3 million consisted exclusively of the Company’s common stock issued in exchange for shares of ORM common stock and cash paid in lieu of fractional shares of the Company’s common stock, and was based on the $14.67 closing price of the Company’s common stock on March 29, 2019. Upon the closing of the transaction, the Company’s historical stockholders owned approximately 72% of the combined company’s stock, while historical ORM stockholders owned approximately 28% of the combined company’s stock.

The following table summarizes the fair value of assets acquired and liabilities assumed from the merger:

(In Thousands)	March 29, 2019
Assets
Cash and cash equivalents	$10,822
Loans, net	130,449
Real estate acquired in settlement of loans, held for sale	67,973
Investment in unconsolidated joint ventures	8,619
Other assets
Deferred tax assets	4,660
Accrued interest	1,209
Other	379
Total assets acquired	$224,111
Liabilities
Secured borrowings	12,713
Other liabilities
Accounts payable and other accrued liabilities	1,000
Due to Manager	228
Deferred tax liabilities	123
Total liabilities assumed	$14,064
Net assets acquired	$210,047

        For acquired loan receivables, the gross contractual unpaid principal acquired is $134.8 million and we expect to collect all contractual amounts.

 The aggregate consideration transferred, net assets acquired, and the related bargain purchase gain was as follows:

Total Consideration Transferred (in thousands, except share and per share data)
FV of Net Assets Acquired		$210,052

ORM shares outstanding at March 29, 2019		8,482,880
Exchange ratio	x	1.441
Shares issued		12,223,830
Market price as of March 29, 2019		$14.67
Total consideration transferred based on value of shares issued		$179,324

Bargain purchase gain		$30,728

Based on the calculation, the Company has determined the transaction resulted in a bargain purchase gain, which is predominantly the result of changes in the market price of the Company’s common stock between the determination date and the closing date of the transaction. This gain is reflected separately within the unaudited interim Consolidated Statements of Income under gain on bargain purchase.

In a business combination, the initial allocation of the purchase price is considered preliminary and, therefore, is subject to change until the end of the measurement period. The final determination must occur within one year of the acquisition date. Because the measurement period is still open, certain fair value estimates may change once all information necessary to make a final fair value assessment has been received.

Acquisition-related costs directly attributable to the ORM Merger, including legal, accounting, valuation, and other professional or consulting fees, totaling $5.5 million for the three months ended March 31, 2019 were expensed as incurred and are reflected separately within the unaudited interim Consolidated Statements of Income.

The following pro-forma income and earnings (unaudited) of the Combined Company are presented as if the merger had occurred on January 1, 2018:

	For the three months ended
(In Thousands)	March 31, 2019	March 31, 2018
Selected Financial Data
Interest income	$51,543	$40,040
Interest expense	(36,323)	(23,202)
Provision for loan losses	(518)	(87)
Non-interest income	27,031	44,004
Non-interest expense	(37,721)	(39,021)
Income before provision for income taxes	4,012	21,734
Provision for income (taxes) benefit	2,996	(2,746)
Net income	$7,008	$18,988

Non-recurring pro-forma transaction costs directly attributable to the merger were $8.4 million for the three months ended March 31, 2019 and have been deducted from the non-interest expense amount above. The Company excluded the bargain purchase gain of $30.7 million from the amount above.

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

Loan Portfolio

The following table summarizes the classification, unpaid principal balance (“UPB”), and carrying value of loans held by the Company including loans of consolidated VIEs:

	March 31, 2019		December 31, 2018
Loans (In Thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Acquired SBA 7(a) loans	$117,876	$152,737	$264,308	$283,423
Acquired loans	156,343	164,871	206,983	215,213
Acquired Transitional loans	130,449	134,813	—	—
Originated Transitional loans	431,494	434,968	272,981	275,237
Originated SBC loans, at fair value	22,595	22,297	22,664	22,325
Originated SBC loans	110,265	109,251	345,100	342,751
Originated SBA 7(a) loans	91,892	96,474	85,569	89,733
Originated Residential Agency loans	2,818	2,868	1,899	1,900
Total Loans, before allowance for loan losses	$1,063,732	$1,118,279	$1,199,504	$1,230,582
Allowance for loan losses	$(6,709)	—	$(6,112)	—
Total Loans, net	$1,057,023	$1,118,279	$1,193,392	$1,230,582
Loans in consolidated VIEs
Loans
Originated SBC loans	$719,200	$709,287	$432,308	$422,897
Acquired loans	484,745	495,149	343,156	354,794
Acquired SBA 7(a) loans	—	—	55,966	74,554
Originated Transitional loans	300,333	301,330	391,752	393,116
Total Loans, in consolidated VIEs, before allowance for loan losses	$1,504,278	$1,505,766	$1,223,182	$1,245,361
Allowance for loan losses on loans in consolidated VIEs	$(1,568)	—	$(2,208)	—
Total Loans, net, in consolidated VIEs	$1,502,710	$1,505,766	$1,220,974	$1,245,361
Total Loans, net, and Loans, net in consolidated VIEs	$2,559,733	$2,624,045	$2,414,366	$2,475,943
Loans, held for sale, at fair value
Originated Residential Agency loans	$93,840	$90,435	$67,775	$65,586
Originated Freddie Mac loans	5,243	5,155	23,322	22,973
Originated SBA 7(a) loans	13,768	12,856	21,153	19,669
Acquired loans	2,927	2,828	3,008	2,935
Total Loans, held for sale, at fair value	$115,778	$111,274	$115,258	$111,163
Total Loan portfolio	$2,675,511	$2,735,319	$2,529,624	$2,587,106

Credit Quality Indicators

The Company monitors credit quality of our loan portfolio based on primary credit quality indicators. Delinquency rates are a primary credit quality indicator for our types of loans. Loans that are more than 30 days past due provide an early warning of borrowers who may be experiencing financial difficulties and/or who may be unable or unwilling to repay the loan. As the loan continues to age, it becomes clearer that the borrower is likely either unable or unwilling to pay.

The following tables display delinquency information on loans, net as of the consolidated balance sheet dates:

	March 31, 2019
Loans (In Thousands)	Current and less than 30 days past due	30-89 Days Past Due	90+ Days Past Due	Total Loans Carrying Value	Non-Accrual Loans	90+ Days Past Due but Accruing
Loans(1)(2)
Acquired SBA 7(a) loans	$103,674	$8,046	$4,301	$116,021	$12,474	$1,323
Acquired loans	620,000	2,504	14,170	636,674	14,415	1,501
Acquired Transitional loans	106,254	1,627	22,568	130,449	22,568	—
Originated Transitional loans	705,139	26,688	—	731,827	—	—
Originated SBC loans, at fair value	22,595	—	—	22,595	—	—
Originated SBC loans	812,707	4,253	12,505	829,465	15,549	—
Originated SBA 7(a) loans	90,399	912	273	91,584	2,448	159
Originated Residential Agency loans	684	—	2,134	2,818	2,134	—
Total Loans, before general allowance for loans losses	$2,461,452	$44,030	$55,951	$2,561,433	$69,588	$2,983
General allowance for loan losses				$(1,700)
Total Loans, net				$2,559,733
Percentage of outstanding	96.1%	1.7%	2.2%	100%	2.7%	0.1%
(1) Loan balances include specific allowance for loan losses.
(2) Includes Loans, net in consolidated VIEs

	December 31, 2018
Loans (In Thousands)	Current and less than 30 days past due	30-89 Days Past Due	90+ Days Past Due	Total Loans Carrying Value	Non-Accrual Loans	90+ Days Past Due but Accruing
Loans(1)(2)
Acquired SBA 7(a) loans	$299,080	$14,943	$4,465	$318,488	$17,916	$1,043
Acquired loans	524,930	7,213	13,552	545,695	11,447	3,811
Originated Transitional loans	659,103	5,630	—	664,733	—	—
Originated SBC loans, at fair value	22,664	—	—	22,664	—	—
Originated SBC loans	748,146	12,367	16,895	777,408	16,895	—
Originated SBA 7(a) loans	83,076	2,178	162	85,416	1,666	—
Originated Residential Agency loans	337	—	1,562	1,899	1,562	—
Total Loans, before allowance for loans losses	$2,337,336	$42,331	$36,636	$2,416,303	$49,486	$4,854
General allowance for loan losses				$(1,937)
Total Loans, net				$2,414,366
Percentage of outstanding	96.7%	1.8%	1.5%	100%	2.0%	0.2%
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

The following tables presents quantitative information on the credit quality of loans, net as of the consolidated balance sheet dates:

	Loan-to-Value (a)
(In Thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
March 31, 2019
Loans(1) (2)
Acquired SBA 7(a) loans	$38,560	$8,084	$13,484	$19,258	$12,740	$23,895	$116,021
Acquired loans	101,242	182,122	150,382	78,697	102,814	21,417	636,674
Acquired Transitional loans	3,598	12,053	50,074	50,805	8,428	5,491	130,449
Originated Transitional loans	101	23,597	169,275	434,435	103,720	699	731,827
Originated SBC loans, at fair value	—	8,555	—	6,330	7,710	—	22,595
Originated SBC loans	—	53,064	330,728	445,673	—	—	829,465
Originated SBA 7(a) loans	279	4,087	11,652	31,949	12,482	31,135	91,584
Originated Residential Agency loans	—	—	111	1,096	1,192	419	2,818
Total Loans, before general allowance for loans losses	$143,780	$291,562	$725,706	$1,068,243	$249,086	$83,056	$2,561,433
General allowance for loan losses							$(1,700)
Total Loans, net							$2,559,733
December 31, 2018
Loans(1) (2)
Acquired SBA 7(a) loans	$6,337	$38,150	$100,578	$93,411	$33,750	$46,262	$318,488
Acquired loans	118,198	165,567	136,206	70,017	40,003	15,704	545,695
Originated Transitional loans	—	29,245	178,861	348,967	101,513	6,147	664,733
Originated SBC loans, at fair value	—	8,600	—	6,328	7,736	—	22,664
Originated SBC loans	—	48,259	271,311	457,838	—	—	777,408
Originated SBA 7(a) loans	393	3,200	10,642	24,387	16,473	30,321	85,416
Originated Residential Agency loans	—	—	111	952	734	102	1,899
Total Loans, before allowance for loans losses	$124,928	$293,021	$697,709	$1,001,900	$200,209	$98,536	$2,416,303
General allowance for loan losses							$(1,937)
Total Loans, net							$2,414,366
(a) Loan-to-value is calculated as carrying amount as a percentage of current collateral value
(1) Loan balances include specific allowance for loan loss reserves.
(2) Includes Loans, net in consolidated VIEs

As of March 31, 2019 and December 31, 2018, the Company’s total carrying amount of loans in the foreclosure process was $1.6 million and $1.4 million, respectively.

The following table displays the geographic concentration of the Company’s loans, net, secured by real estate recorded on our unaudited interim consolidated balance sheets.

Geographic Concentration (Unpaid Principal Balance)	March 31, 2019	December 31, 2018
California	18.4%	14.1%
Texas	13.7	11.3
Florida	8.9	10.8
New York	5.2	6.3
Georgia	5.2	5.3
Arizona	4.4	5.0
Illinois	4.1	3.8
Pennsylvania	3.5	3.8
North Carolina	3.3	3.7
Washington	2.8	2.8
Other	30.5	33.1
Total	100.0%	100.0%

The following table displays the collateral type concentration of the Company’s loans, net, on our unaudited interim consolidated balance sheets.

Collateral Concentration (Unpaid Principal Balance)	March 31, 2019	December 31, 2018
Multi-family	30.0%	23.3%
Retail	20.8	18.5
Office	15.0	15.1
SBA(1)	9.5	18.1
Mixed Use	9.1	9.6
Industrial	7.1	8.2
Lodging/Residential	2.3	2.4
Other	6.2	4.8
Total	100.0%	100.0%
(1) Further detail provided on SBA collateral concentration is included in table below.

The following table displays the collateral type concentration of the Company’s SBA loans within loans, net, on our unaudited interim consolidated balance sheets.

Collateral Concentration (Unpaid Principal Balance)	March 31, 2019	December 31, 2018
Offices of Physicians	14.4%	17.7%
Child Day Care Services	9.5	9.9
Eating Places	7.2	5.4
Hotels, Motels & Tourist Courts	6.7	3.8
Lodging	6.5	10.1
Veterinarians	5.5	6.8
Gasoline Service Stations	3.1	2.3
Funeral Service & Crematories	2.9	2.3
Grocery Stores	2.7	3.8
Auto	1.9	2.7
Other	39.6	35.2
Total	100.0%	100.0%

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

The following tables detail the allowance for loan losses by loan product and impairment methodology as of the unaudited interim consolidated balance sheet dates:

	March 31, 2019
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
General	$-	$222	$625	$419	$434	$1,700
Specific	-	-	1,102	990	306	2,398
PCI	-	-	3,314	865	-	4,179
Ending balance	$-	$222	$5,041	$2,274	$740	$8,277

	December 31, 2018
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
General	$11	$353	$608	$532	$433	$1,937
Specific	-	-	1,012	823	153	1,988
PCI	-	-	3,432	963	-	4,395
Ending balance	$11	$353	$5,052	$2,318	$586	$8,320

The following tables detail the activity of the allowance for loan losses for loans:

	Three Months Ended March 31, 2019
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
Beginning balance	$11	$353	$5,052	$2,318	$586	$8,320
Provision for (Recoveries of) loan losses	(11)	(131)	235	271	154	518
Charge-offs and sales	-	-	-	(329)	-	(329)
Recoveries	-	-	(246)	14	-	(232)
Ending balance	$-	$222	$5,041	$2,274	$740	$8,277

	Three Months Ended March 31, 2018
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
Beginning balance	$637	$-	$7,264	$3,527	$318	$11,746
Provision for (Recoveries of) loan losses	(241)	338	139	(185)	116	167
Charge-offs and sales	(169)	-	(224)	(449)	-	(842)
Recoveries	-	-	(635)	97	-	(538)
Ending balance	$227	$338	$6,544	$2,990	$434	$10,533

Impaired Loans- Non-PCI loans

The Company considers a loan to be impaired when the Company does not expect to collect all the contractual and principal payments as scheduled in the loan agreements. Impaired loans include loans that have been modified in a TDR or loans that are placed on non-accrual status. All impaired loans are evaluated for an asset-specific allowance as described in Note 3.

(In Thousands)	March 31, 2019	December 31, 2018
Impaired loans
With an allowance	$8,396	$9,734
Without an allowance	53,336	33,082
Total recorded carrying value of impaired loans	$61,732	$42,816
Allowance for loan losses related to impaired loans	$(2,398)	$(1,989)
Unpaid principal balance of impaired loans	$71,302	$49,128
Impaired loans on non-accrual status	$61,732	$42,816

Average carrying value of impaired loans	$52,275	$36,675

	March 31, 2019	December 31, 2018
Interest income on impaired loans for the year ended	$12	$966

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

The following table summarizes the recorded investment of TDRs on the unaudited interim consolidated balance sheet dates by loan type.

	March 31, 2019			December 31, 2018
(In Thousands)	SBC	SBA	Total	SBC	SBA	Total
Recorded carrying value modified loans classified as TDRs	$5,224	$9,362	$14,586	$1,825	$17,344	$19,169
Allowance for loan losses on loans classified as TDRs	$400	$286	$686	$321	$278	$599

Carrying value of modified loans classified as TDRs
Carrying value of modified loans classified as TDRs on accrual status	$1,401	$4,776	$6,177	$1,696	$7,375	$9,071
Carrying value of modified loans classified as TDRs on non-accrual status	3,823	4,586	8,409	129	9,969	10,098
Total carrying value of modified loans classified as TDRs	$5,224	$9,362	$14,586	$1,825	$17,344	$19,169

The following table summarizes the TDR activity that occurred during the three months ended March 31, 2019 and 2018 and the financial effects of these modifications.

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(In Thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	1	9	10	-	11	11
Pre-modification recorded balance (a)	$103	$1,265	$1,368	$-	$1,120	$1,120
Post-modification recorded balance (a)	103	1,250	1,353	-	1,223	1,223

Number of loans that remain in default as of March 31, 2019 (b)	1	1	2	-	4	4
Balance of loans that remain in default as of March 31, 2019 (b)	$103	$55	$158	$-	$239	$239

Concession granted (a):
Term extension	$-	$1,187	$1,187	$-	$1,135	$1,135
Interest rate reduction	103	-	103	-	-	-
Principal reduction	-	-	-	-	-	-
Foreclosure	-	55	55	-	64	64
Total	$103	$1,242	$1,345	$-	$1,199	$1,199
(a) Represents carrying value.

(b) Represents the March 31, 2019 carrying values of the TDRs that occurred during the three months ended March 31, 2019 and 2018 that remained in default as of March 31, 2019. Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected.  For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

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

Loans, held-for-investment are accounted for under ASC 310-10 or ASC 310-30 depending on whether there is evidence of credit deterioration at the time of acquisition. The outstanding carrying amount of our held-for-investment loan portfolio broken down by ASC 310-10 (non-PCI loans) and ASC 310-30 (PCI loans) is as follows:

	March 31, 2019		December 31, 2018
	Non-PCI	PCI	Non-PCI	PCI
(In Thousands)	Loans	Loans	Loans	Loans
Unpaid principal balance	$2,512,982	$88,766	$2,361,155	$92,463
Non-accretable discount	—	(7,052)	—	(6,040)
Accretable discount	(35,189)	(14,092)	(31,533)	(16,023)
Loans, held-for-investment	2,477,793	67,622	2,329,622	70,400
Allowance for loan losses	(4,098)	(4,179)	(3,925)	(4,395)
Loans, held-for-investment	$2,473,695	$63,443	$2,325,697	$66,005

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

	Three Months Ended March 31,
(In Thousands)	2019	2018
Beginning accretable discount- PCI loans	$16,023	$23,749
Purchases/Originations	11	0
Sales	(279)	(656)
Accretion	(917)	(1,709)
Other	142	411
Transfers	(888)	(801)
Ending accretable discount- PCI loans	$14,092	$20,994

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

Level 3 — Significant unobservable inputs are based on the best information available in the circumstances, to the extent observable inputs are not available, including the Company’s own assumptions used in determining the fair value of investments. Fair values for these investments are determined using valuation methodologies that consider a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment.

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

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of March 31, 2019:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Loans, held for sale, at fair value	$—	$115,778	$—	$115,778
Loans, net, at fair value	—	—	22,595	22,595
Mortgage backed securities, at fair value	—	64,235	27,200	91,435
Derivative instruments, at fair value	—	—	2,483	2,483
Residential mortgage servicing rights, at fair value	—	—	88,218	88,218
Total assets	$—	$180,013	$140,496	$320,509

Liabilities:
Derivative instruments, at fair value	$—	$3,392	$—	$3,392
Total liabilities	$—	$3,392	$—	$3,392

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2018:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash held in money market funds	$586	$—	$—	$586
Loans, held for sale, at fair value	—	115,258	—	115,258
Loans, net, at fair value	—	—	22,664	22,664
Mortgage backed securities, at fair value	—	79,789	12,148	91,937
Derivative instruments, at fair value	—	294	1,776	2,070
Residential mortgage servicing rights, at fair value	—	—	93,065	93,065
Total assets	$586	$195,341	$129,653	$325,580

Liabilities:
Derivative instruments, at fair value	$—	$3,625	$—	$3,625
Contingent consideration	—	—	1,207	1,207
Total liabilities	$—	$3,625	$1,207	$4,832

The following table presents a summary of changes in the fair value of loans, held at fair value, classified as Level 3:

	Three Months Ended March 31,
(In Thousands)	2019	2018
Beginning Balance	$22,664	$188,150
Realized gains (losses), net	(1)	(3)
Unrealized gains (losses), net	(39)	(762)
Originations	—	150
Principal payments	(29)	(4,666)
Transfer to loans, held-for-investment	—	(142,439)
Ending Balance	$22,595	$40,430

Unrealized gains (losses) on loans, held at fair value held on March 31, 2019 and December 31, 2018 and classified as Level 3 were $0.3 million and $0.3 million, respectively.

The following table presents a summary of changes in the fair value of MBS, at fair value classified as Level 3:

	Three Months Ended March 31,
(In Thousands)	2019	2018
Beginning Balance	$12,148	$8,063
Accreted discount, net	2	21
Realized gains, net	(20)	123
Unrealized gains (losses), net	89	230
Sales / Principal payments	(102)	(517)
Transfer to (from) Level 3	15,083	14,816
Ending Balance	$27,200	$22,736

Unrealized gains on MBS at fair value held on March 31, 2019 and December 31, 2018 and classified as Level 3 were $2.5 million and $0.1 million, respectively.

Refer to “Note 9 – Servicing rights” for activity relating to the changes in the fair value of the Company’s residential mortgage servicing rights. Unrealized gains on residential mortgage servicing rights, at fair value held on March 31, 2019 and December 31, 2018 and classified as Level 3 were $1.5 million and $8.6 million, respectively.

The following table presents a summary of changes in the fair value of derivatives instruments, at fair value classified as Level 3:

	Three Months Ended March 31,
(In Thousands)	2019	2018
Beginning Balance	$1,776	$1,827
Unrealized gains (losses)	707	1,643
Ending Balance	$2,483	$3,470

Unrealized gains on derivatives held on March 31, 2019 and December 31, 2018 and classified as Level 3 were $2.5 million and $1.8 million, respectively.

The following table presents a summary of changes in the fair value of contingent consideration classified as Level 3:

	Three Months Ended March 31,
(In Thousands)	2019	2018
Beginning Balance	$1,207	$10,016
Earn-out payments	(1,207)	634
Amortization and adjustment for earn-out payments	—	82
Ending Balance	$—	$10,732

As of March 31, 2019 and December 31, 2018, there was no unrealized gain (loss) on contingent consideration.

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

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level 3 of the fair value hierarchy as of March 31, 2019 using third party information without adjustment:

		Predominant			Weighted
		Valuation			Average Price
(In Thousands, except price)	Fair Value	Technique	Type	Price Range	(a)
Loans, held at fair value	$22,595	Single External Source	Third Party Mark	$99.41 – 106.07	$101.34
Mortgage backed securities, at fair value	27,085	Broker Quotes	Third Party Mark	79.50 – 97.50	85.50
Mortgage backed securities, at fair value	115	Transaction Price	Transaction Price	99.00 – 99.00	99.00
Residential mortgage servicing rights, at fair value	88,218	Single external source	Discounted cash flow	N/A	N/A

(a)	Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level 3 of the fair value hierarchy as of December 31, 2018 using third-party information without adjustment:

		Predominant			Weighted
		Valuation			Average Price
(In Thousands, except price)	Fair Value	Technique	Type	Price Range	(a)
Loans, held at fair value	$22,664	Single External Source	Third Party Mark	$99.41 – 105.21	$101.52
Mortgage backed securities, at fair value (b)	12,033	Broker Quotes	Third Party Mark	44.65 – 97.50	70.92
Mortgage backed securities, at fair value	115	Transaction Price	Transaction Price	99.00 – 99.00	99.00
Residential mortgage servicing rights, at fair value	93,065	Single external source	Discounted cash flow	N/A	N/A
Contingent consideration	1,207	Single external source	Discounted cash flow	N/A	N/A

(a)	Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class
(b)	Price ranges and weighted averages exclude interest-only strips with a fair value of $0.5 million as of December 31, 2017.

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

Financial instruments not carried at fair value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the unaudited interim consolidated balance sheets and are classified as Level 3:

	March 31, 2019		December 31, 2018
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Loans, net	$2,537,138	$2,583,268	$2,391,702	$2,434,185
Servicing rights	27,434	31,326	26,997	28,441
Total assets	$2,564,572	$2,614,594	$2,418,699	$2,462,626
Liabilities:
Secured borrowings	$848,225	$848,225	$834,547	$834,547
Securitized debt obligations of consolidated VIEs, net	1,140,919	1,165,544	905,367	918,536
Senior secured note, net	178,979	184,711	178,870	176,981
Guaranteed loan financing	34,047	36,461	229,678	236,804
Convertible notes, net	110,241	112,387	109,979	101,581
Total liabilities	$2,312,411	$2,347,328	$2,258,441	$2,268,449

Other assets totaling $15.3 million at March 31, 2019 and $14.5 million at December 31, 2018 are not carried at fair value and include due from servicers and accrued interest, which are reflected in Note 19. Receivable from third parties totaling $0.7 million at March 31, 2019 and $8.9 million at December 31, 2018 are not carried at fair value. For these instruments, carrying value approximates fair value and are classified as Level 3.

Accounts payable and other accrued liabilities totaling $13.7 million at March 31, 2019 and $16.8 million at December 31, 2018 are not carried at fair value and include Payable to related parties and Accrued interest payable which are included in Note 19. For these instruments, carrying value approximates fair value and are classified as Level 3.

Note 8 – Mortgage Backed Securities

The following table presents certain information about the Company’s MBS portfolio, which are classified as trading securities and carried at fair value, as of March 31, 2019 and December 31, 2018.

		Weighted
	Weighted	Average				Gross	Gross
	Average	Interest	Principal	Amortized		Unrealized	Unrealized
(In Thousands)	Maturity (a)	Rate (a)	Balance	Cost	Fair Value	Gains	Losses
March 31, 2019
Mortgage backed securities, at fair value
Freddie Mac Loans	05/2037	4.0%	$93,891	$68,639	$74,901	$6,262	$—
Commercial Loans	12/2049	5.6	20,541	16,111	16,419	334	(26)
Tax Liens	09/2026	6.0	116	116	115	—	(1)
Total Mortgage backed securities, at fair value	08/2039	4.3%	$114,548	$84,866	$91,435	$6,596	$(27)
December 31, 2018
Mortgage backed securities, at fair value
Freddie Mac Loans	05/2037	4.5%	$97,066	$70,819	$75,591	$4,826	$(54)
Commercial Loans	11/2049	5.5	20,666	16,228	16,231	30	(27)
Tax Liens	09/2026	6.0	116	116	115	—	(1)
Total Mortgage backed securities, at fair value	07/2039	4.7%	$117,848	$87,163	$91,937	$4,856	$(82)

(a)	Weighted based on current principal balance

The following table presents certain information about the maturity of the Company’s MBS portfolio as of March 31, 2019 and December 31, 2018.

	Weighted
	Average
	Interest	Principal	Amortized
(In Thousands)	Rate (a)	Balance	Cost	Fair Value
March 31, 2019
Mortgage backed securities, at fair value
After five years through ten years	11.1%	$3,308	$3,021	$3,425
After ten years	4.1	111,240	81,845	88,010
Total Mortgage backed securities, at fair value	4.3%	$114,548	$84,866	$91,435
December 31, 2018
Mortgage backed securities, at fair value
After five years through ten years	10.6%	$3,406	$3,103	$3,520
After ten years	4.5	114,442	84,060	88,417
Total	4.7%	$117,848	$87,163	$91,937

(a)	Weighted based on current principal balance

Note 9 - Servicing rights

The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The Company’s servicing fees are specified by pooling and servicing agreements.

The following table presents information about the Company’s portfolios of servicing rights:

	Three Months Ended March 31,
(In Thousands)	2019	2018
SBA servicing rights, at amortized cost
Beginning net carrying amount	$16,749	$16,684
Additions due to loans sold, servicing retained	933	692
Amortization	(822)	(886)
Impairment	(412)	(172)
Ending net carrying value of SBA servicing rights	$16,448	$16,318
Freddie Mac multi-family servicing rights, at amortized cost
Beginning net carrying amount	$10,248	$5,059
Additions due to loans sold, servicing retained	1,267	1,938
Amortization	(529)	(293)
Ending net carrying value of Freddie Mac multi-family servicing rights	$10,986	$6,704
Ending net carrying value of SBA and Freddie Mac multi-family servicing rights, at amortized cost	$27,434	$23,022
Residential mortgage servicing rights, at fair value
Beginning Balance	$93,065	$72,295
Additions due to loans sold, servicing retained	3,593	5,706
Loan pay-offs	(1,312)	(1,298)
Unrealized gains (losses)	(7,128)	4,888
Ending fair value of residential mortgage servicing rights	$88,218	$81,591
Total servicing rights	$115,652	$104,613

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

The following table presents additional information about the Company’s SBA and Freddie Mac multi-family servicing rights:

	As of March 31, 2019		As of December 31, 2018
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Carrying Value	Amount	Carrying Value
SBA	$510,789	$16,448	$506,155	$16,749
Freddie Mac multi-family	1,023,109	10,986	964,377	10,248
Total	$1,533,898	$27,434	$1,470,532	$26,997

The significant assumptions used in the March 31, 2019 and December 31, 2018 estimated valuation of the Company’s SBA and Freddie Mac multi-family servicing rights carried at amortized cost include:

	March 31, 2019				December 31, 2018
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA servicing rights (at amortized cost)
• Forward prepayment rate	4.7	-	20.9%	9.1%	3.8	-	20.2%	9.2%
• Forward default rate	0.0	-	12.0%	6.9%	0.0	-	12.2%	6.4%
• Discount rate	12.0	-	12.0%	12.0%	12.0	-	12.0%	12.0%
• Servicing expense	0.4	-	0.4%	0.4%	0.4	-	0.4%	0.4%

Freddie Mac multi-family servicing rights (at amortized cost)
• Forward prepayment rate	0.0	-	35.0%	5.2%	0.0	-	35.0%	5.0%
• Forward default rate	0.0	-	2.0%	2.0%	0.0	-	2.0%	1.3%
• Discount rate	6.0	-	6.0%	6.0%	12.0	-	12.0%	12.0%
• Servicing expense	0.2	-	0.2%	0.2%	0.2	-	0.2%	0.2%

These assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the carrying amount of the Company’s SBA and Freddie Mac multi-family servicing rights.

(In Thousands)	March 31, 2019	December 31, 2018
SBA servicing rights (at amortized cost)
• Forward prepayment rate
10% adverse change	$(467)	$(470)
20% adverse change	(911)	(915)

• Default rate
10% adverse change	$(68)	$(63)
20% adverse change	(135)	(125)

• Discount rate
10% adverse change	$(572)	$(579)
20% adverse change	(1,105)	(1,118)

Freddie Mac multi-family servicing rights (at amortized cost)
• Forward prepayment rate
10% adverse change	$(105)	$(63)
20% adverse change	(208)	(124)

• Default rate
10% adverse change	$(16)	$(11)
20% adverse change	(32)	(22)

• Discount rate
10% adverse change	$(314)	$(490)
20% adverse change	(617)	(791)

The estimated future amortization expense for the servicing rights is expected to be as follows:

(In Thousands)	March 31, 2019
2019	$3,913
2020	4,657
2021	4,077
2022	3,562
2023	3,088
Thereafter	8,137
Total	$27,434

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

The following table presents additional information about the Company’s residential mortgage servicing rights carried at fair value:

	As of March 31, 2019		As of December 31, 2018
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Fair Value	Amount	Fair Value
Fannie Mae	$2,898,628	$32,420	$2,848,435	$34,562
Ginnie Mae	2,373,892	28,857	2,350,301	29,586
Freddie Mac	2,317,631	26,941	2,267,943	28,917
Total	$7,590,151	$88,218	$7,466,679	$93,065

The significant assumptions used in the March 31, 2019 and December 31, 2018 valuation of the Company’s residential mortgage servicing rights carried at fair value include:

	March 31, 2019				December 31, 2018
	Range of input values			Weighted Average	Range of input values			Weighted Average
Residential mortgage servicing rights (at fair value)
• Forward prepayment rate	6.4	-	15.7%	9.4%	6.1	-	13.9%	8.4%
• Discount rate	9.0	-	11.0%	9.6%	9.0	-	11.1%	9.7%
• Servicing expense	$ 70	-	$ 85	$ 75	$ 70	-	$ 85	$ 75

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the fair value of the Company’s residential mortgage servicing rights.

(In Thousands)	March 31, 2019	December 31, 2018
Prepayment rate
10% adverse change	$(3,166)	$(3,281)
20% adverse change	(6,172)	(6,330)
Discount rate
10% adverse change	$(3,399)	$(3,716)
20% adverse change	(6,552)	(7,159)
Cost of servicing
10% adverse change	$(1,618)	$(1,683)
20% adverse change	(3,235)	(3,365)

Note 10 –Residential mortgage banking activities and variable expenses on residential mortgage banking activities

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

The following table presents the components of residential mortgage banking activities and variable expenses on residential mortgage banking activities recorded in the Company’s unaudited interim consolidated statements of operations.

	Three Months Ended March 31,
(In Thousands)	2019	2018
Realized and unrealized gains and losses of residential mortgage loans held for sale, at fair value	$10,199	$6,279
Creation of new mortgage servicing rights, net of payoffs	2,281	4,408
Loan origination fee income on residential mortgage loans	1,743	2,175
Unrealized gains (loss) on IRLCs and other derivatives	364	1,162
Residential mortgage banking activities	$14,587	$14,024

Variable expenses on residential mortgage banking activities	$(9,176)	$(2,290)

Note 11 – Secured Borrowings

The following tables present certain characteristics of our secured borrowings:

				Pledged Assets Carrying Value at		Carrying Value of Borrowing at
(In Thousands)	Maturity	Pricing	Facility Size	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Borrowings under credit facilities
JPMorgan - Commercial (1)	May 2019	1M L + 2.50%	$225,000	$86,109	$85,393	$66,898	$68,417
Keybank - Commercial (2)	February 2020	1M L + 1.50%	125,000	5,243	23,322	5,155	22,973
East West - Commercial (3)	July 2020	Prime - 0.821 to + 0.029%	50,000	42,864	37,255	32,982	27,443
Comerica - Residential (4)	April 2020	1M L + 1.75%	100,000	52,950	35,860	49,753	40,231
Associated Bank - Residential (4)	August 2019	1M L + 1.75%	40,000	9,264	13,653	8,685	15,907
Origin Bank - Residential (4)	July 2019	1M L + 2.00%	40,000	31,687	16,831	30,678	12,870
East West - Residential (4)	September 2023	1M L + 2.50%	50,000	59,361	63,479	41,100	8,500
Rabobank - Commercial (5)	January 2021	4.22%	14,500	19,950	—	12,713	—
FCB - Commercial (6)	June 2021	2.75%	2,343	2,807	3,219	2,299	2,974
Total borrowings under credit facilities (10)			$646,843	$310,235	$279,012	$250,262	$199,315
Borrowings under repurchase agreements
Deutsche Bank- Commercial (6)	February 2020	3M L + 2.30 to 2.80%	$300,000	$180,824	$310,797	$131,540	$239,972
JPMorgan - Commercial (7)	December 2020	1M L + 2.25 to 4.00%	200,000	257,575	144,337	175,307	96,343
Citibank - Commercial (8)	June 2019	1M L + 2.125 to 2.50%	500,000	118,386	230,140	102,713	194,117
JPMorgan - MBS (9)	July 2019	3.86 to 5.28%	40,803	59,496	39,882	40,803	24,881
Deutsche Bank - MBS (9)	May 2019	4.28 to 4.77%	39,529	58,874	24,536	39,529	17,425
Bank of America - MBS (9)	April 2019	3.13 to 3.48%	47,044	55,950	—	47,044	—
RBC - MBS (9)	August 2019	4.00 to 4.24%	61,026	83,112	83,818	61,026	62,494
Total borrowings under repurchase agreements (11)			$1,188,402	$814,219	$833,510	$597,963	$635,232
Total secured borrowings			$1,835,245	$1,124,454	$1,112,522	$848,225	$834,547
(1)	Borrowings are used to finance SBC and SBA loan acquisitions, and SBA loan originations.
(2)	Borrowings are used to finance Freddie Mac SBC loan originations.
(3)	Borrowings are used to finance SBA loan acquisitions and loan originations.
(4)	Borrowings are used to finance Residential Agency loan originations.
(5)	Borrowings are used to finance Real estate acquired in settlement of loans.
(6)	Borrowings are used to finance SBC loan originations, Transitional loan originations, and SBC loan acquisitions.
(7)	Borrowings are used to finance SBC loan originations and Transitional loan originations.
(8)	Borrowings are used to finance SBC loan originations and SBC loan acquisitions.
(9)	Borrowings are used to finance Mortgage backed securities and Retained interests in consolidated VIE's.
(10)	The weighted average interest rate of borrowings under credit facilities was 4.3% and 4.6% as of March 31, 2019 and December 31, 2018, respectively.
(11)	The weighted average interest rate of borrowings under repurchase agreements was 5.4% and 4.0% as of March 31, 2019 and December 31, 2018, respectively.

The following table presents the carrying value of the Company’s collateral pledged with respect to secured borrowings and promissory note payable outstanding with our lenders:

	Pledged Assets Carrying Value at
(In Thousands)	March 31, 2019	December 31, 2018
Collateral pledged - borrowings under credit facilities
Loans, net	$230,924	$215,533
Mortgage servicing rights	59,361	63,479
Real estate acquired in settlement of loans	19,950	—
Total collateral pledged on borrowings under credit facilities	$310,235	$279,012
Collateral pledged - borrowings under repurchase agreements
Loans, net	$556,785	$685,274
Mortgage backed securities	87,530	112,552
Retained interest in assets of consolidated VIEs	169,904	35,684
Total collateral pledged on borrowings under repurchase agreements	$814,219	$833,510
Total collateral pledged on secured borrowings	$1,124,454	$1,112,522

The agreements governing the Company’s secured borrowings and promissory note require the Company to maintain certain financial and debt covenants. The Company was in compliance with all debt and financial covenants as of March 31, 2019 and December 31, 2018.

Note 12 – Senior secured notes, Convertible notes, and Corporate debt, net

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

As of March 31, 2019, we were in compliance with all covenants with respect to the Senior Secured Notes.

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

At issuance, we allocated $112.7 million and $2.3 million of the carrying value of the Convertible Notes to its debt and equity components, respectively, before the allocation of deferred financing costs. As of March 31, 2019, we were in compliance with all covenants with respect to the Convertible Notes.

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

As of March 31, 2019, we were in compliance with all covenants with respect to the corporate debt.

The following table presents the components of the Senior Secured Notes, Convertible Notes, and Corporate debt, including the carrying value for the aggregate contractual maturities, on the unaudited interim consolidated balance sheet:

(in thousands, except rates)	Coupon Rate	Maturity Date	March 31, 2019
Senior secured notes principal amount(1)	7.50%	2/15/2022	$180,000
Unamortized premium - Senior secured notes			2,212
Unamortized deferred financing costs - Senior secured notes			(3,233)
Total Senior secured notes, net			$178,979
Convertible notes - principal amount (2)	7.00%	8/15/2023	115,000
Unamortized discount - Convertible notes (3)			(1,718)
Unamortized deferred financing costs - Convertible notes			(3,041)
Total Convertible notes, net			$110,241
Corporate debt principal amount(4)	6.50%	4/30/2021	$50,000
Unamortized deferred financing costs - Corporate debt			(1,371)
Total Corporate debt, net			$48,629
Total carrying amount of debt components			$337,849
Total carrying amount of conversion option of equity components recorded in equity			$1,718
(1)	Interest on the Senior Secured Notes is payable semiannually on each February 15 and August 15, beginning on August 15, 2017.
(2)	Interest on the Convertible Notes is payable quarterly on February 15, May 15, August 15, and November 15 of each year, beginning on November 15, 2017.
(3)	Represents the discount created by separating the conversion option from the debt host instrument.
(4)	Interest on the corporate debt is payable January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018.

The following table presents the contractual maturities of the Senior Secured Notes, Convertible Notes, and Corporate debt:

(In Thousands)	March 31, 2019
2019	$—
2020	—
2021	48,629
2022	178,979
2023	110,241
Thereafter	—
Total	$337,849

Note 13 – Guaranteed loan financing

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

The following table presents guaranteed loan financing and the related interest rates and maturity dates:

	Weighted	Range of
	Average	Interest	Range of
(In Thousands)	Interest Rate	Rates	Maturities (Years)	Ending Balance
March 31, 2019	3.67%	3.46 – 8.25%	2019 - 2038	$34,047
December 31, 2018	4.46%	1.70 – 8.00%	2019 - 2038	$229,678

The following table summarizes contractual maturities of total guaranteed loan financing outstanding:

(In Thousands)	March 31, 2019
2019	$275
2020	594
2021	585
2022	161
2023	420
Thereafter	32,012
Total	$34,047

Our guaranteed loan financings are secured by loans, net of $36.5 million and $249.2 million as of March 31, 2019 and December 31, 2018, respectively.

Note 14 – Variable Interest Entities and Securitization Activities

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

The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE. The majority of the VIEs in which we have been involved in are consolidated within our financial statements. See Note 3 for a discussion of our accounting policies applied to the consolidation of the VIE and transfer of the loans in connection with the securitization.

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

The consolidation of the securitization transactions includes the senior securities issued to third parties which are shown as securitized debt obligations of consolidated VIEs on the consolidated balance sheets. The following table presents additional information on the Company’s securitized debt obligations:

	March 31, 2019			December 31, 2018
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(In Thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
Waterfall Victoria Mortgage Trust 2011-SBC2	$11,271	$11,271	5.5%	$12,226	$12,226	5.4%
ReadyCap Lending Small Business Trust 2015-1	—	—	3.8	3,397	1,180	3.4
Sutherland Commercial Mortgage Trust 2017-SBC6	62,074	60,987	3.4	69,764	68,574	3.3
Sutherland Commercial Mortgage Trust 2018-SBC7	189,419	186,664	4.7	205,451	202,491	4.7
ReadyCap Commercial Mortgage Trust 2014-1	31,168	31,181	5.5	36,108	36,129	4.5
ReadyCap Commercial Mortgage Trust 2015-2	97,554	94,129	4.3	110,497	106,755	4.2
ReadyCap Commercial Mortgage Trust 2016-3	50,610	48,821	4.1	63,945	62,053	3.7
ReadyCap Commercial Mortgage Trust 2018-4	144,153	139,944	3.9	144,701	140,314	3.9
ReadyCap Commercial Mortgage Trust 2019-5	355,734	344,661	5.6	—	—	—
Ready Capital Mortgage Financing 2017-FL1	40,644	39,632	5.3	63,615	61,902	3.7
Ready Capital Mortgage Financing 2018-FL2	186,524	183,629	3.7	217,057	213,743	3.4
Total	$1,169,151	$1,140,919	4.6%	$926,761	$905,367	4.0%

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

Assets and Liabilities of Consolidated VIEs

The following table reflects the securitized assets and liabilities for VIEs that we consolidate on our consolidated balance sheets:

(In Thousands)	March 31, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$—	$—
Restricted cash	43,296	11,643
Loans, net	1,502,710	1,220,974
Real estate acquired in settlement of loans	—	176
Accrued interest	7,930	6,750
Due from servicers	7,928	11,514
Total assets	$1,561,864	$1,251,057
Liabilities:
Securitized debt obligations of consolidated VIEs, net	1,140,919	905,367
Total liabilities	$1,140,919	$905,367

Assets of Unconsolidated VIEs

The following table reflects our variable interests in identified VIEs, of which we are not the primary beneficiary, as of March 31, 2019 and December 31, 2018:

	Carrying Amount		Maximum Exposure to Loss (1)
(In Thousands)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Assets:
Mortgage backed securities, at fair value(2)	$74,901	$75,591	$74,901	$75,591
Investment in unconsolidated joint venture	39,383	55,369	39,383	55,369
Total assets in unconsolidated VIEs	$114,284	$130,960	$114,284	$130,960
(1) Maximum exposure to loss is limited to the greater of the fair value or carrying value of the assets as of the consolidated balance sheet date.
(2) Retained interest in Freddie Mac sponsored securitizations.

Note 15 – Interest Income and Interest Expense

Interest income and interest expense are recorded in the unaudited interim consolidated statements of income and classified based on the nature of the underlying asset or liability.

The following table presents the components of interest income and expense:

	Three Months Ended March 31,
(In Thousands)	2019	2018
Interest income
Loans
Acquired SBA 7(a) loans	$7,181	$7,872
Acquired loans	10,254	9,461
Originated Transitional loans	14,185	8,910
Originated SBC loans, at fair value	366	2,028
Originated SBC loans	12,282	5,740
Originated SBA 7(a) loans	1,928	843
Originated Residential Agency loans	6	12
Total loans (1)	$46,202	$34,866
Held for sale, at fair value, loans
Originated Residential Agency loans	$776	$877
Originated Freddie loans	257	512
Acquired loans	36	13
Total loans, held for sale, at fair value	$1,069	$1,402
Mortgage backed securities, at fair value	1,482	882
Total interest income	$48,753	$37,150
Interest expense
Secured borrowings	$(9,909)	$(7,223)
Securitized debt obligations of consolidated VIEs	(16,501)	(7,202)
Guaranteed loan financing	(2,710)	(2,815)
Senior secured note	(3,484)	(3,239)
Convertible note	(2,188)	(2,187)
Corporate debt	(983)	—
Total interest expense	$(35,775)	$(22,666)
Net interest income before provision for loan losses	$12,978	$14,484
(1) Includes interest income on loans in consolidated VIEs.

Note 16 – Derivative Instruments

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

For derivative instruments that the Company has not elected hedge accounting, the fair value adjustments on such instruments are recorded in earnings. The fair value adjustments for interest rate swaps and CDS, along with the related interest income, interest expense and gains/(losses) on termination of such instruments, are reported as a net realized gain on financial instruments on the unaudited interim consolidated statements of income. The fair value adjustments for IRLCs, along with the related interest income, interest expense and gains/(losses) on termination of such instruments, are reported in residential mortgage banking activities on the unaudited interim consolidated statements of income.

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

As of March 31, 2019 the Company had one open CDS contract and 100 open interest rate swap contracts with counterparties. As of December 31, 2018 the Company had one open credit default swap contract and 64 open interest rate swap contracts with counterparties.

		As of March 31, 2019			As of December 31, 2018
			Asset	Liability		Asset	Liability
		Notional	Derivatives	Derivatives	Notional	Derivatives	Derivatives
(In Thousands)	Primary Underlying Risk	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Credit Default Swaps	Credit Risk	$15,000	$—	$(28)	$15,000	$295	$—
Interest Rate Swaps - not designated as hedges	Interest rate risk	288,110	—	(3,112)	411,811	—	(2,349)
Interest Rate Swaps - designated as hedges	Interest rate risk	215,000	—	(252)	134,325	—	(1,276)
Interest rate lock commitments	Interest rate risk	209,105	2,483	—	144,799	1,775	—
Total		$727,215	$2,483	$(3,392)	$705,935	$2,070	$(3,625)

The following tables summarize the gains and losses on the Company’s derivatives:

	Three Months Ended March 31, 2019
	Net Realized	Unrealized
(In Thousands)	Gain (Loss)	Gain (Loss)
Credit default swaps (1)	$—	$(323)
Interest rate swaps (1)	(796)	604
Residential mortgage banking activities interest rate swaps (2)	—	(343)
Interest rate lock commitments (2)	—	708
Total	$(796)	$646

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

	Three Months Ended March 31, 2018
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

The following tables summarize the gains and losses on the Company’s derivatives which have qualified for hedge accounting:

(In Thousands)	Derivatives - effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income (2)	Total income statement impact	Derivatives- effective portion recorded in OCI (3)	Total change in OCI for period (3)
Hedge type
Interest rate - forecasted transactions (1)	$41	$—	$41	$(461)	$(420)
Total - Three months ended March 31, 2019	$41	$—	$41	$(461)	$(420)
Hedge type
Interest rate - forecasted transactions (1)	$—	$—	$—	$—	$—
Total - Three months ended March 31, 2018	$—	$—	$—	$—	$—
(1) Consists of benchmark interest rate hedges of LIBOR-indexed floating-rate liabilities.

(2) Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.

(3) Represents after tax amounts recorded in OCI.

Note 17 – Real Estate Acquired in Settlement of Loans

The following tables summarize the carrying amount of the Company’s real estate holdings as of the unaudited interim consolidated balance sheet dates:

(In Thousands)	March 31, 2019	December 31, 2018
Acquired ORM Portfolio:
Land	$8,885	$—
Lodging/Residential	6,545	—
Mixed Use	30,303	—
Office	1,256	—
Retail	19,950	—
Services	1,035	—
Total Acquired ORM REO	$67,974	$—
Other REO held for sale:
Mixed Use	$279	$279
Multi-Family	150	207
Office	6,414	6,719
Retail	191	191
SBA	328	23
Single Family	182	368
Total Other REO	$7,544	$7,787

Total Real estate acquired in settlement of loans, held for sale	$75,517	$7,787

Note 18 – Related Party Transactions

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

The following table presents certain information on the management fee payable to our Manager:

	For the Three Months Ended March 31,
	2019	2018
Management fee - total	$2.0 million	$2.0 million
Management fee - amount unpaid	$4.1 million	$2.6 million

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

The following table presents certain information on the incentive fee payable to our Manager:

	For the Three Months Ended March 31,
	2019	2018
Incentive fee distribution - total	$0.0 million	$0.4 million
Incentive fee distribution - amount unpaid	$0.2 million	$0.4 million

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

The following table presents certain information on reimbursable expenses payable to our Manager:

	For the Three Months Ended March 31,
	2019	2018
Reimbursable expenses payable to our Manager - total	$0.8 million	$0.9 million
Reimbursable expenses payable to our Manager - amount unpaid	$1.0 million	$0.8 million

Other

In March of 2018, the Company acquired 75 loans, net, from Waterfall Olympic Master Fund Grantor Trust, Series I, II, and III, which are also managed by our Manager for $51.6 million, including interest. The total unpaid principal balance of the loans was $51.8 million.

Note 19 – Other Assets and Other Liabilities

The following table details the Company’s other assets and other liabilities as of the unaudited interim consolidated balance sheet dates.

(In Thousands)	March 31, 2019	December 31, 2018
Other assets:
Due from servicers	$7,095	$7,284
Accrued interest	8,185	7,253
Intangible assets	2,837	2,915
Deferred financing costs	2,030	2,564
Deferred tax asset	22,744	18,084
Deferred loan exit fees	8,985	8,668
Other	17,010	8,679
Total other assets	$68,886	$55,447
Accounts payable and other accrued liabilities:
Accrued salaries, wages and commissions	$9,316	$19,925
Servicing principal and interest payable	7,406	10,582
Repair and denial reserve	5,613	5,524
Liability under subservicing agreements	27	239
Unapplied cash	929	340
Accrued interest payable	9,314	14,244
Payable to related parties	4,368	2,580
Deferred tax liability	20,094	19,972
Other accounts payable and accrued liabilities	10,173	1,313
Total accounts payable and other accrued liabilities	$67,240	$74,719

Loan indemnification reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other accrued liabilities in the Company's unaudited interim consolidated balance sheets and the provision for loan indemnification losses is included in variable expenses on residential mortgage banking activities, in the Company's unaudited interim consolidated statements of income. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demand, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability. At March 31, 2019 and December 31, 2018, the loan indemnification reserve was $1.9 million and $1.7 million, respectively.

Because of the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. At March 31, 2019 and December 31, 2018, the reasonably possible loss above the recorded loan indemnification reserve was not considered material.

Note 20 – Other Income and Operating Expenses

The following table details the Company’s other income and operating expenses for the unaudited interim consolidated statements of income.

	Three Months Ended March 31,
(In Thousands)	2019	2018
Other income
Origination income	$808	1,153
Release/ (Increase) of repair and denial reserve	(89)	(110)
Other	182	291
Total other income	$900	$1,334
Other operating expenses
Origination costs	1,189	1,856
Technology expense	1,101	783
Charge off of real estate acquired in settlement of loans	305	19
Rent expense	691	522
Recruiting, training and travel expenses	587	703
Loan acquisition costs	110	—
Other	2,878	4,128
Total other operating expenses	$6,861	$8,011

Note 21 – Stockholders’ Equity

Common stock dividends

The following table presents cash dividends declared by our board of directors on our common stock from March 14, 2017 through March 31, 2019:

			Dividend per
Declaration Date	Record Date	Payment Date	Share
March 14, 2017	March 31, 2017	April 13, 2017	$0.37
June 15, 2017	June 30, 2017	July 31, 2017	$0.37
September 12, 2017	September 29, 2017	October 20, 2017	$0.37
December 13, 2017	December 29, 2017	January 31, 2018	$0.37
March 14, 2018	March 30, 2018	April 30, 2018	$0.37
June 12, 2018	June 29, 2018	July 31, 2018	$0.40
September 11, 2018	September 28, 2018	October 31, 2018	$0.40
December 12, 2018	December 31, 2018	January 31, 2019	$0.40
March 12, 2019	March 28, 2019	April 30, 2019	$0.40

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

The following table summarizes the Company’s RSU and RSA activity for the three months ended March 31, 2019:

	Restricted Stock Awards
(In Thousands, except share data)	Number of Shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, January 1	118,904	$1,661	$13.97
Granted	111,097	1,784	16.06
Vested	(52,110)	(733)	14.06
Forfeited	—	—	—
Canceled	—	—	—
Outstanding, March 31, 2019	177,891	$2,712	$15.25

At March 31, 2019, there were 23,104 fully vested RSUs that were not yet issued as common stock.

During the three months ended March 31, 2019 and 2018, the Company recognized $0.7 million and $0.2 million of noncash compensation expense, respectively, related to its stock-based incentive plan in its unaudited interim consolidated statements of income.

At March 31, 2019 and 2018, approximately $1.5 million and $1.5 million of noncash compensation expense related to unvested awards had not yet been charged to net income, respectively. These costs are expected to be amortized into compensation expense ratably over the course of the remainder of the respective vesting periods.

Note 22 – Earnings per Share of Common Stock

The following table provides information on the basic and diluted earnings per share computations, including the number of shares of common stock used for purposes of these computations:

	Three Months Ended March 31,
(In Thousands, except for share and per share amounts)	2019	2018
Basic Earnings
Net income	$30,450	$18,518
Less: Income attributable to non-controlling interest	983	664
Less: Income attributable to participating shares	82	61
Basic earnings	$29,385	$17,793

Diluted Earnings
Continuing Operations
Net income	$30,450	$18,518
Less: Income attributable to non-controlling interest	983	664
Less: Income attributable to participating shares	82	61
Diluted earnings	$29,385	$17,793

Number of Shares
Basic — Average shares outstanding	32,556,875	32,036,504
Effect of dilutive securities — Unvested participating shares	6,769	9,340
Diluted — Average shares outstanding	32,563,644	32,045,844

Earnings Per Share Attributable to RC Common Stockholders:
Basic	$0.90	$0.56
Diluted	$0.90	$0.56

Participating unvested RSUs were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Additionally, as of March 31, 2019, there are potential shares of common stock contingently issuable upon the conversion of the Convertible Notes in the future. The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash. Based on this assessment, the Company determined that it would be appropriate to apply a method similar to the treasury stock method, such that contingently issuable common stock is assessed quarterly along with our other potentially dilutive instruments. In order to compute the dilutive effect, the number of shares included in the denominator of diluted EPS is determined by dividing the “conversion spread value” of the share-settled portion (value above accreted value of face value and interest component) of the instrument by the share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the bond upon an assumed conversion. As of March 31, 2019, the conversion spread value is currently zero, since the closing price of our common stock does not exceed the conversion rate (strike price) and is “out-of-the-money”, resulting in no impact on diluted EPS.

Certain investors own OP units in our operating partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the operating partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company's equity is increased. At March 31, 2019 and December 31, 2018, the non-controlling interest OP unit holders owned 1,117,169 and 1,117,169 OP units, respectively.

Note 23 – Offsetting Assets and Liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of March 31, 2019 and December 31, 2018 and for the periods then ended, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

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

In accordance with ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, the Company is required to disclose the impact of offsetting of assets and liabilities represented in the unaudited interim consolidated balance sheets to enable users of the unaudited interim consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities.  These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to set off, and (d) the Company’s right of setoff is enforceable at law.  As of March 31, 2019 and December 31, 2018, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the unaudited interim consolidated balances sheets.

The following table provides disclosure regarding the effect of offsetting of the Company’s recognized assets and liabilities presented in the unaudited interim consolidated balance sheet as of March 31, 2019:

		Gross	Assets
		Amounts	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Offset in the	the	Balance Sheets (1)
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
(In Thousands)	Assets	Sheets	Sheets	Instruments	Received	Net Amount
Credit default swaps	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

		Gross	Liabilities
		Amounts	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Offset in the	the	Balance Sheets (1)
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
(In Thousands)	Liabilities	Sheets	Sheets	Instruments	Paid	Net Amount
Interest rate swaps	$3,364	$—	$3,364	$—	$3,364	$—
Credit default swaps	28	—	28	—	28	—
Secured borrowings	848,225	—	848,225	848,225	—	—
Total	$851,617	$—	$851,617	$848,225	$3,392	$—
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

The following table provides disclosure regarding the effect of offsetting the Company’s recognized assets and liabilities presented in the unaudited interim consolidated balance sheet as of December 31, 2018:

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

Note 24 – Financial Instruments with Off-balance Sheet Risk, Credit Risk, and Certain Other Risks

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

Off‑Balance Sheet Risk —The Company has undrawn commitments on outstanding loans which are disclosed in Note 25.

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

Note 25 – Commitments, Contingencies and Indemnifications

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

Unfunded Loan Commitments

As of March 31, 2019 and December 31, 2018, the Company had $179.0 and $161.7 million of unfunded loan commitments related to loans, held-for-investment, respectively.

As of March 31, 2019 and December 31, 2018, the Company had $5.9 million and $4.9 million of unfunded loan commitments related to loans, held for sale, at fair value, respectively.

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

Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. As of March 31, 2019 and December 31, 2018, total commitments to originate loans were $198.7 million and $124.0 million, respectively.

Note 26 – Income Taxes

The Company is a REIT pursuant to IRC Section 856. Our qualification as a REIT depends on our ability to meet various requirements imposed by the Internal Revenue Code, which relate to our organizational structure, diversity of stock ownership and certain requirements with regard to the nature of our assets and the sources of our income. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four taxable years. As of March 31, 2019 and December 31, 2018, we are in compliance with all REIT requirements.

Certain of our subsidiaries have elected to be treated as taxable REIT subsidiaries (“TRSs”). TRSs permit us to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Internal Revenue Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code. To the extent these criteria are met, we will continue to maintain our qualification as a REIT. The accompanying unaudited interim consolidated financial statements include an interim tax provision for our TRS’ for the three months ended March 31, 2019 and 2018, respectively.

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

During the three months ended March 31, 2019 and 2018, we recorded an income tax benefit of $3.0 million and an income tax expense of $2.6 million, respectively. The income tax expense for the above periods primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. There were no material changes to uncertain tax positions or valuation allowance assessments during the quarter.

Note 27 – Segment Reporting

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

Results of Business Segments and All Other

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the three months ended March 31, 2019 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$10,674	$28,188	$9,109	$782	$—	$48,753
Interest expense	(7,705)	(20,666)	(6,490)	(914)	—	(35,775)
Net interest income before provision for loan losses	$2,969	$7,522	$2,619	$(132)	$—	$12,978
Provision for loan losses	(133)	41	(426)	—	—	(518)
Net interest income after provision for loan losses	$2,836	$7,563	$2,193	$(132)	$—	$12,460
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$14,587	$—	$14,587
Net realized gain on financial instruments	(49)	3,540	3,791	—	—	7,282
Net unrealized gain on financial instruments	(19)	810	(575)	(7,128)	—	(6,912)
Other income	68	786	14	17	15	900
Servicing income	1	436	1,015	5,300	—	6,752
Income from unconsolidated joint venture	2,929	—	—	—	—	2,929
Gain on bargain purchase	—	—	—	—	30,728	30,728
Total non-interest income	$2,930	$5,572	$4,245	$12,776	$30,743	$56,266
Non-interest expense
Employee compensation and benefits	(1)	(2,260)	(3,768)	(4,595)	(824)	(11,448)
Allocated employee compensation and benefits from related party	(85)	—	—	—	(768)	(853)
Variable expenses on residential mortgage banking activities	—	—	—	(9,176)	—	(9,176)
Professional fees	(170)	(301)	(187)	(236)	(935)	(1,829)
Management fees – related party	—	—	—	—	(1,997)	(1,997)
Loan servicing expense	(801)	(1,215)	143	(1,740)	(35)	(3,648)
Merger related expenses	—	—	—	—	(5,467)	(5,467)
Other operating expenses	(421)	(2,117)	(1,050)	(2,073)	(1,200)	(6,861)
Total non-interest expense	$(1,478)	$(5,893)	$(4,862)	$(17,820)	$(11,226)	$(41,279)
Net income (loss) before provision for income taxes	$4,288	$7,242	$1,576	$(5,176)	$19,517	$27,447
Total assets	$864,881	$1,823,166	$251,778	$277,727	$61,462	$3,279,014

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the three months ended March 31, 2018 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$9,688	$17,858	$8,715	$889	$—	$37,150
Interest expense	(5,831)	(12,470)	(3,620)	(745)	—	(22,666)
Net interest income before provision for loan losses	$3,857	$5,388	$5,095	$144	$—	$14,484
Provision for loan losses	(272)	36	69	—	—	(167)
Net interest income after provision for loan losses	$3,585	$5,424	$5,164	$144	$—	$14,317
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$14,024	$—	$14,024
Net realized gain on financial instruments	148	8,699	3,385	—	—	12,232
Net unrealized gain (loss) on financial instruments	(46)	(2,367)	533	4,888	—	3,008
Other income	156	1,259	(123)	42	—	1,334
Servicing income	5	252	1,252	4,901	—	6,410
Income from unconsolidated joint venture	5,739	—	—	—	—	5,739
Total non-interest income	$6,002	$7,843	$5,047	$23,855	$—	$42,747
Non-interest expense
Employee compensation and benefits	(173)	(2,637)	(3,255)	(9,114)	(141)	(15,320)
Allocated employee compensation and benefits from related party	(120)	—	—	—	(1,080)	(1,200)
Variable expenses on residential mortgage banking activities	—	—	—	(2,290)	—	(2,290)
Professional fees	(317)	(389)	(479)	(109)	(1,354)	(2,648)
Management fees – related party	—	—	—	—	(2,013)	(2,013)
Incentive fees – related party	—	—	—	—	(408)	(408)
Loan servicing (expense) income	(808)	(631)	76	(2,730)	—	(4,093)
Other operating expenses	(818)	(2,679)	(1,110)	(2,700)	(704)	(8,011)
Total non-interest expense	$(2,236)	$(6,336)	$(4,768)	$(16,943)	$(5,700)	$(35,983)
Net income (loss) before provision for income taxes	$7,351	$6,931	$5,443	$7,056	$(5,700)	$21,081
Total assets	$609,997	$1,223,608	$503,512	$283,000	$20,837	$2,640,954

Note 28 – Supplemental Financial Data

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

In accordance with Regulation S-X section 10-01(b)-1, unconsolidated entities that meet certain significance tests are required to have supplemental disclosures included in our unaudited interim financial statements, including condensed financial information for the three months ended March 31, 2019 and 2018.

Statements of Income	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(In Thousands)	Girod HoldCo, LLC	WFLLA, LLC	Girod HoldCo, LLC	WFLLA, LLC
Interest income	$1,157	$577	$7,847	$3,916
Realized gains	201	100	13,903	6,938
Unrealized gains	11,278	5,628	3,263	1,628
Servicing expense and other	(898)	(447)	(2,005)	(1,003)
Income before provision for income taxes	$11,738	$5,858	$23,008	$11,479

During the three months ended March 31, 2019 and 2018, the Company recorded $2.9 million and $5.7 million of income, respectively, which is based on our proportional ownership interest in the entities above. This amount is reflected in Income on unconsolidated joint venture within the interim unaudited statement of income.

Note 29 – Subsequent Events

In April 2019, the Company completed the securitization of $320.8 million of transitional loans and issued $267.9 million of senior bonds at a weighted average pass-through rate of LIBOR + 1.33%.

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

Our beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control, including:

•	factors described in our 2018 annual report on Form 10‑K, including those set forth under the captions “Risk Factors” and “Business”;

•	applicable regulatory changes;

•	risks associated with acquisitions, including the acquisition of ORM;

•	risks associated with achieving expected revenue synergies, cost savings and other benefits from the merger with ORM and the increased scale of our Company;

•	general volatility of the capital markets;

•	changes in our investment objectives and business strategy;

•	the availability, terms and deployment of capital;

•	the availability of suitable investment opportunities;

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

Changes in Market Interest Rates

We own and expect to acquire or originate fixed rate mortgages (“FRMs”), and adjustable rate mortgages (“ARMs”), with maturities ranging from five to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in five to ten years. ARM loans generally have a fixed interest rate for a period of five, seven or ten years and then an adjustable interest rate equal to the sum of an index rate, such as the London Inter-bank Offered Rate (“LIBOR”), plus a margin, while FRM loans bear interest that is fixed for the term of the loan. As of March 31, 2019, approximately 51% of the loans in our portfolio were ARMs, and 49% were FRMs, based on carrying value. The weighted average margin, above the floating rate, on ARMs was approximately 3.6% and the weighted average coupon on FRMs was approximately 6.2% as of March 31, 2019. We utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with our ARMs.

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

Prepayment Speeds

Prepayment speeds on loans and ABS vary according to interest rates, the type of investment, conditions in the financial markets, competition, foreclosures and other factors that cannot be predicted with any certainty. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans and, as a result, prepayment speeds tend to decrease. This can extend the period over which we earn interest income. When interest rates fall, prepayment speeds on loans, and therefore, ABS tend to increase, thereby decreasing the period over which we earn interest income. Additionally, other factors such as the credit rating of the borrower, the rate of property value appreciation or depreciation, financial market conditions, foreclosures and lender competition, none of which can be predicted with any certainty, may affect prepayment speeds on loans and ABS. Prepayment speeds significantly affect excess mortgage servicing fees. If prepayment speeds are significantly greater than expected, the carrying value of MSRs could exceed their estimated fair value. If the fair value of MSRs decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from MSRs, and we could ultimately receive substantially less than what we paid for such assets.

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

Market Conditions

With the onset of the global financial crisis, SBC origination volume fell approximately 42.5% from the 2006 peak through 2009 and the decline was accompanied by a reduction in the principal balance of outstanding SBC loans between 2008 and 2013. Based on publicly available data from Boxwood Means as of the end of 2018, while commercial property prices have almost recovered to their 2007 peak, SBC property prices have increased only 21.5% from the 2012 trough. We believe this trend suggests continued tight credit in SBC lending and supports our belief that credit spreads in the SBC loan asset class should for the foreseeable future remain wider compared to large balance commercial mortgage loans. Since late 2008, we have seen substantial volumes of non-performing SBC loans available for purchase from U.S. banks at significant discounts to their UPBs. We believe that banks have been motivated to sell SBC loans in order to improve their regulatory capital ratios, reduce their troubled asset ratios, a key measure monitored by regulators, investors and other stakeholders in assessing bank safety and soundness, relieve the strain on their operations caused by managing distressed loan books and to demonstrate to regulators, investors and other stakeholders that they are addressing their distressed asset issues and the drag they place on operating performance through controlled sales of these assets over time. We believe that banks will continue to be motivated to divest their non-performing SBC loan assets to address these issues over the next several years. We believe that as the economic recovery continues the volume of short-term loan extensions and restructurings will be reduced, resulting in increased opportunities for us to originate first mortgage SBC loans in the market. We believe that the supply of new capital to meet this increasing demand will continue to be constrained by the historically low activity levels in the ABS market.

Critical Accounting Policies and Use of Estimates

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” included within the Company's Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the Company's critical accounting policies and use of estimates during the three months ended March 31, 2019.

First Quarter 2019 Highlights

Operating results:

•	Achieved Net Income of $30.5 million during the three months ended March 31, 2019

•	Earnings per share of $0.90 for the three months ended March 31, 2019

•	Core Earnings[1] of $11.3 million, or $0.34 per share, during the three months ended March 31, 2019

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

•	Declared dividends of $0.40 per share, during the quarter ended March 31, 2019, representing a 10.9% dividend yield, based on the closing share price on March 29, 2019

Loan originations and acquisitions:

•

Loan originations totaled $680.5 million including $292.0 million in SBC loans, $44.1 million of SBA Section 7(a) Program loans and $344.4 million of residential loans (based on fully committed amounts)

•	Acquired $128.7 million of SBC loans

•	Robust pipeline with substantial acquisition and origination opportunities (based on fully committed amounts):

o	Acquisition pipeline of $573.3 million in SBC loans

o	Origination pipeline of:
▪	$458.4 million SBC loans
▪	$138.2 million of SBA Section 7(a) Program loans
▪	$198.7 million of commitments to originate residential agency loans

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

Return Information

The following tables present certain information related to our SBC and SBA loan portfolio as of March 31, 2019 and per share information for the three months ended March 31, 2019, which includes core earnings per share or return information. Core earnings is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in our 2018 Annual report on Form 10-K.

READY CAPITAL SNAPSHOT ($ amounts in thousands, except per share data)

Investment Type	Average Carrying Value (1)	Gross Yield (2)	Average Debt Balance	Debt Cost (3)	Levered Yield
Loan Acquisitions	$ 590,110	8.9%	$ 451,401	4.8%	22.2%
SBC Originations	$ 1,693,869	6.9%	$ 1,249,703	5.3%	11.2%
SBA Originations, Acquisitions, & Servicing	$ 430,983	11.0%	$ 316,667	5.6%	26.1%
Total	**$ 2,714,962**	**8.0%**	**$ 2,017,771**	**5.2%**	**15.9%**

Book Equity Value Metrics		
Common Stockholders' equity	$	741,146
Common Stockholders' equity (adjusted)(5)	$	739,166
Total Common Shares outstanding		44,395,713
Net Book Value per Common Share	$	16.69
Adjusted Net Book Value per Common Share	$	16.65

Loan Portfolio Metrics (4)	
% Fixed vs Floating Rate	46.6% / 53.4%
% Originated vs Acquired	66.8% / 33.2%
Weighted Average LTV - SBC	63%
Weighted Average LTV - SBA	82%
Weighted Average LTV - Acquired	53%

Q1 2019 Earnings Data Metrics		
Net income attributable to Ready Capital Corporation	$	29,467
Earnings per share - Basic and diluted	$	0.90
Core Earnings per Common Share	$	0.34
Return on Equity per Common Share		21.6%
Core Return on Equity per Common Share		8.0%
Dividend Yield		10.9%

Servicing Portfolio Metrics		
SBA servicing rights - UPB	$	510,789
SBA servicing rights- carrying value	$	16,448
Freddie Mac servicing rights - UPB	$	1,023,109
Freddie Mac servicing rights - carrying value	$	10,839
Residential servicing rights - UPB	$	7,590,151
Residential servicing rights - carrying value	$	88,218

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
3) The Company finances the assets included in the Investment Type through securitizations, repurchase agreements, warehouse facilities and bank credit facilities. Interest expense is calculated based on interest expense and deferred financing amortization for the quarter ended 3/31/2019 on an annualized basis.
4) Excludes loans, held for sale, at fair value
5) Excludes the equity component of our 2017 convertible note issuance.

The following table provides a detailed breakdown of our calculation of return on equity and core return on equity for the three months ended March 31, 2019. Core return on equity is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in our 2018  Annual report on Form 10-K.

RETURN ON EQUITY

Segment	Levered Yield (1)	Core Levered Yield (1)	Equity Allocation
Loan Acquisitions	22.2 %	22.2 %	17.7 %
SBC Originations	11.2 %	11.2 %	56.8 %
SBA Originations, Acquisitions, & Servicing	26.1 %	26.1 %	14.6 %
Residential Mortgage Banking (3)	(24.2) %	9.1 %	10.9 %

	GAAP ROE (2)		Core ROE (2)	
	Q1'19	Q4'18	Q1'19	Q4'18
Segment ROE	11.5 %	14.3 %	15.1 %	15.0 %
Corporate leverage	2.7	4.3	5.5	4.9
Unallocated corporate finance and non-earning assets, net	(3.0)	(2.5)	(4.3)	(2.7)
Gross return on equity	**11.2 %**	**16.1 %**	**16.3 %**	**17.2 %**
Realized & unrealized gains, net	3.8	(2.1)	3.8	(1.9)
Other income and expenses, net	(10.2)	(7.6)	(10.2)	(7.6)
Non-recurring gains and expenses	16.1	-	(1.4)	-
Investment advisory fees	(1.4)	(1.7)	(1.4)	(1.7)
Provision for income taxes	2.1	2.1	0.9	2.1
Return on equity (4)	**21.6 %**	**6.8 %**	**8.0 %**	**8.1 %**

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
4) Excludes the effects of the ORM merger on the Company's equity.

READY CAPITAL.

Portfolio Metrics

SBC Originations

The following table includes certain portfolio metrics related to our SBC Originations segment:

SBC Originations - Segment Snapshot

Portfolio Metrics (Balance Sheet)	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019
Number of loans	357	397	403	421	429
Unpaid Principal Balance [3]	$ 1,120	$ 1,202	$ 1,305	$ 1,479	$ 1,582
Carrying Value [3]	$ 1,132	$ 1,213	$ 1,314	$ 1,488	$ 1,589
Weighted Average LTV	61%	60%	60%	63%	63%
Weighted Average Coupon	6.4%	6.4%	6.3%	6.3%	6.2%
Weighted Average Maturity	5 years	5 years	5 years	5 years	5 years
Weighted Average Principal Balance [3]	$ 3.1	$ 3.0	$ 3.2	$ 3.5	$ 3.7
Percentage of loans fixed / floating	56% / 44%	55% / 45%	56% / 44%	55% / 45%	53% / 47%
Percentage of fixed, match funded [4]	82.2%	73.9%	62.8%	54.2%	87.3%
Percentage of loans 30+ days delinquent	1.3%	1.7%	1.3%	2.3%	2.7%

Current Quarter Highlights

- **Originations of $292.0 million[1], 62% of loans held-for-investment are floating rate**
- **Origination pipeline of $458.4 million[2] :**

Product	April 2019	Forward	Total Pipeline
Fixed Rate	$ 44.5	$ 126.9	$ 171.4
Transitional	24.9	133.9	158.8
Freddie Mac	22.4	105.8	128.2
Total	**$ 91.8**	**$ 366.6**	**$ 458.4**

Gross Levered Yield

20.0%
15.0%
10.0%
5.0%
0.0%
Q1 '18
Q2 '18
Q3 '18
Q4 '18
Q1 '19
11.7%
2.3%
12.5%
2.4%
9.4%
2.3%
8.9%
1.8%
9.3%
1.9%
Gross Levered Yield (ex. Gains)[5]
Gains on Loans, held for sale[6]

1) Represents fully committed amounts.
2) As of April 30, 2019 including April 2019 fundings.
3) $ in millions, as of quarter end.
4) Represents fixed rate loans that have been securitized.
5) Includes interest income, accretion of discount, and servicing income net of interest expense and amortization of deferred financing costs.
6) Includes realized and unrealized gains (losses) on loans held for sale and MSR creation.

READY CAPITAL.

SBA Originations, Acquisitions, and Servicing

The following table includes certain portfolio metrics related to our SBA Originations, Acquisitions and Servicing segment:

SBA Originations, Acquisitions, & Servicing- Segment Snapshot

Portfolio Metrics (Balance Sheet)	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019
Number of loans	2,062	2,029	1,976	1,931	1,876
Unpaid Principal Balance [2]	$ 502	$ 489	$ 481	$ 467	$ 262
Carrying Value [2]	$ 452	$ 438	$ 434	$ 424	$ 220
Weighted Average LTV	78%	79%	80%	79%	82%
Weighted Average Coupon	6.2%	6.4%	6.7%	7.0%	7.4%
Weighted Average Maturity	14 years	14 years	14 years	14 years	15 years
Weighted Average Principal Balance [2]	$ 0.2	$ 0.2	$ 0.2	$ 0.2	$ 0.1
Percentage of loans fixed / floating	1% / 99%	1% / 99%	1% / 99%	1% / 99%	1% / 99%
Percentage of loans 30+ days delinquent	6.0%	3.6%	4.1%	7.0%	9.0%

Current Quarter Highlights

- **$43.6 million of SBA secondary market loans sales, with an average sale premium of 9.6%**
- **Originations of $44.1 million[1]**
- **Origination pipeline of $135.9 million SBA loans, including $17.5 million of April 2019 fundings**

Gross Levered Yield

35.0%
30.0%
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
8.0%
20.4%
11.8%
17.1%
11.6%
16.6%
13.9%
17.1%
11.1%
15.0%
Q1 '18
Q2 '18
Q3 '18
Q4 '18
Q1 '19
Gross Levered Yield (ex. Gains)(3)
Gains on Loans, held for sale(4)

1) Represents fully committed amounts.
2) $ in millions, as of quarter end.
3) Includes interest income, accretion of discount, and servicing income net of interest expense and amortization of deferred
4) Includes realized and unrealized gains (losses) on loans held for sale and MSR creation.

READY CAPITAL.

Acquired Portfolio

The following table includes certain portfolio metrics related to our Loan Acquisitions segment:

Loan Acquisitions- Segment Snapshot

Portfolio Metrics[1] (Balance Sheet)	Q1 2018	Q2 2018	Q3 2018	Q4 2019	Q1 2019
Number of loans	976	1,019	949	896	1,018
Unpaid Principal Balance [2]	$ 525	$ 602	$ 617	$ 573	$ 798
Carrying Value [2]	$ 488	$ 569	$ 588	$ 548	$ 770
Weighted Average LTV	50%	51%	49%	44%	53%
Weighted Average Coupon	6.5%	6.6%	6.7%	6.6%	6.7%
Weighted Average Maturity	8 years	8 years	8 years	7 years	7 years
Weighted Average Principal Balance [2]	$ 0.5	$ 0.6	$ 0.6	$ 0.6	$ 0.8
Percentage of loans fixed / floating	58% / 42%	62% / 38%	65% / 35%	66% / 34%	61% / 39%
Percentage of fixed, match funded [3]	27.0%	15.5%	11.4%	51.6%	51.6%
Percentage of loans performing / non-performing	97% / 3%	97% / 3%	98% / 2%	98% / 2%	95% / 5%

Current Quarter Highlights

- **At this stage of the credit cycle, ample inventory of opportunistic performing SBC loans**
- **Acquired $128.7 million of SBC loans**
- **Acquisition pipeline of $573.3 million SBC loans, including April 2019 acquisitions of $19.5 million**

Gross Levered Yield

30.0%
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
15.0%
12.5%
3.0%
11.1%
4.5%
11.9%
7.0%
12.2%
8.4%
13.8%
Q1 '18
Q2 '18
Q3 '18
Q4 '18
Q1 '19
Income on joint venture investment
Gross Levered Yield (ex. Gains)

1) Excludes joint venture investment.
2) $ in millions, as of quarter end.
3) Represents fixed rate loans that have been securitized.

READY CAPITAL.

Residential Mortgage Banking

The following table includes certain portfolio metrics related to our Residential Mortgage Banking segment:

RESIDENTIAL MORTGAGE BANKING – SEGMENT SNAPSHOT

	Portfolio Metrics (quarterly activity)	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019
Originations	Unpaid principal balance [1]	$ 438.9	$ 498.6	$ 472.1	$ 369.1	$ 344.4
	% of Originations - Purchased	72.8%	80.6%	79.6%	76.7%	74.3%
	% of Originations - Refinanced	27.2%	19.4%	20.4%	23.3%	25.7%
	Channel - % Correspondent	41.0%	36.7%	37.0%	38.2%	34.5%
	Channel - % Retail	39.3%	41.6%	42.5%	44.0%	47.2%
	Channel - % Wholesale	19.7%	21.7%	20.5%	17.8%	18.2%
Sales	Unpaid principal balance [1]	$ 475.5	$ 479.9	$ 496.1	$ 382.7	$ 326.5
	% of UPB - Fannie/ Freddie securitizations	68.8%	67.6%	65.6%	62.8%	68.4%
	% of UPB - Ginnie Mae securitizations	20.4%	23.0%	24.3%	25.8%	24.6%
	% of UPB - Other investors	10.8%	9.4%	10.1%	11.5%	7.0%

CURRENT QUARTER HIGHLIGHTS

- **MSR portfolio of approximately $7.6 billion in UPB, up 2% compared to Q4**
  - **Fair market value of $88.2 million**
- **Originations of $344.4 million[2]**
- **Loan sales of $326.5 million**
- **Origination pipeline of $198.7 million in commitments to originate residential agency loans[2]**

MSR PORTFOLIO (UPB IN $ BILLIONS)

$8.0
$6.0
$4.0
$2.0
$0.0
$6.8
$7.0
$7.3
$7.5
$7.6

Fair Value ($ mm)	Q1' 18	Q2' 18	Q3' 18	Q4' 18	Q1' 19
	$ 81.6	$ 85.6	$ 91.7	$ 93.1	$ 88.2

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

Our business is affected by the macroeconomic conditions in the United States, including economic growth, unemployment rates, the political climate, interest rate levels and expectations. The recent economic environment has resulted in continued improvement in commercial real estate values, which has generally increased payoffs and reduced credit exposure in our loan portfolios.  Interest rates have risen recently as a result of improved labor markets, personal income growth and business investment.  We believe a modest increase in interest rates is unlikely to deter most borrowers who enjoy low loan coupons and still-rising property incomes.  Recent surveys indicate that banks remain optimistic about loan demand going forward even as they may be heading into a credit tightening cycle at this stage of market expansion.  We believe that this environment should support loan origination volumes in 2019.

ORM Merger

On March 29, 2019, we completed the acquisition of ORM, through a merger of ORM with and into a wholly owned subsidiary of us, in exchange for approximately 12.2 million shares of our common stock. In accordance with the Merger

Agreement, the number of shares of our common stock issued was based on an exchange ratio of 1.441 per share. The total purchase price for the merger of $179.3 million consists exclusively of our common stock issued in exchange for shares of ORM' common stock and cash paid in lieu of fractional shares of our common stock, and was based on the $14.67 closing price of our common stock on March 29, 2019. Upon the closing of the transaction, our historical stockholders owned approximately 72% of the combined company’s stock, while historical ORM stockholders owned approximately 28% of the combined company’s stock.

The acquisition of ORM is expected to increase our equity capitalization, which will support continued growth of our platform and execution of our strategy, and provide us with improved scale, liquidity and capital alternatives, including additional borrowing capacity.  Also, the stockholder base resulting from the acquisition of ORM is expected to enhance the trading volume and liquidity for our stockholders and support a greater level of institutional investor interest in our businesses. The combination of us and ORM can potentially create cost savings and efficiencies over time resulting from the allocation of operating expenses over a larger portfolio and allow us to potentially harvest significant value from ORM's real property assets

U.S. Federal Income Tax Legislation.

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

Changes in Financial Condition

The following table compares our consolidated balance sheets as of March 31, 2019 and December 31, 2019 (amounts in thousands):

	March 31,	December 31,	$ Change	% Change
(In Thousands)	2019	2018	Q1'19 vs. Q4'18	Q1'19 vs. Q4'18
Assets
Cash and cash equivalents	$47,597	$54,406	$(6,809)	(12.5)%
Restricted cash	29,979	28,921	1,058	3.7
Loans, net (including $22,664 and $22,664 held at fair value)	1,057,023	1,193,392	(136,369)	(11.4)
Loans, held for sale, at fair value	115,778	115,258	520	0.5
Mortgage backed securities, at fair value	91,435	91,937	(502)	(0.5)
Loans eligible for repurchase from Ginnie Mae	73,057	74,180	(1,123)	(1.5)
Investment in unconsolidated joint ventures	39,025	33,438	5,587	16.7
Derivative instruments	2,483	2,070	413	20.0
Servicing rights (including $93,065 and $93,065 held at fair value)	115,652	120,062	(4,410)	(3.7)
Receivable from third parties	718	8,888	(8,170)	(91.9)
Real estate acquired in settlement of loans, held for sale	75,517	7,787	67,730	869.8
Other assets	68,886	55,447	13,439	24.2
Assets of consolidated VIEs	1,561,864	1,251,057	310,807	24.8
Total Assets	$3,279,014	$3,036,843	$242,171	8.0%
Liabilities
Secured borrowings	$848,225	$834,547	$13,678	1.6%
Securitized debt obligations of consolidated VIEs, net	1,140,919	905,367	235,552	26.0
Convertible notes, net	110,241	109,979	262	0.2

Senior secured notes, net	178,979	178,870	109	0.1
Corporate debt, net	48,629	48,457	172	-
Guaranteed loan financing	34,047	229,678	(195,631)	(85.2)
Liabilities for loans eligible for repurchase from Ginnie Mae	73,057	74,180	(1,123)	(1.5)
Derivative instruments	3,392	3,625	(233)	(6.4)
Dividends payable	13,396	13,346	50	0.4
Accounts payable and other accrued liabilities	67,240	74,719	(7,479)	(10.0)
Total Liabilities	$2,518,125	$2,472,768	$45,357	1.8%
Stockholders’ Equity
Common stock	$4	$3	$1	33.3%
Additional paid-in capital	720,680	540,478	180,202	33.3
Retained earnings (Deficit)	21,790	5,272	16,518	313.3
Accumulated other comprehensive (loss)	(1,328)	(922)	(406)	-
Total Ready Capital Corporation equity	741,146	544,831	196,315	36.0%
Non-controlling interests	19,743	19,244	499	2.6
Total Stockholders’ Equity	$760,889	$564,075	$196,814	34.9%
Total Liabilities and Stockholders’ Equity	$3,279,014	$3,036,843	$242,171	8.0%

Assets - Comparison of balances at March 31, 2019 to December 31, 2018

Cash and cash equivalents decreased $6.8 million, primarily due to funding new loan originations, loan acquisitions, and other investment activity, offset by proceeds from our securitization activities and loan sales and pay-offs.

Loans, net decreased by $136.3 million as a result of loan transferred to VIEs as part of the Ready Capital Mortgage Trust 2019-5 (“RCMT 2019-5”) securitization that was completed in January 2019. This was offset by new loan originations and acquisitions during the quarter, particularly $130.2 million of loans acquired as part of the ORM merger.

Investment in unconsolidated joint ventures increased by $5.6 million during the quarter as a result of a $8.7 million joint venture acquired as part of the ORM merger, offset by income and distributions on our other unconsolidated joint venture.

Our servicing rights asset decreased by $4.4 million, primarily due to unrealized losses due to the changes in the fair value of our residential MSRs of $7.1 million, offset by increases due to loan sales and retention of servicing activities of across our SBA, Freddie Mac, and residential servicing portfolio.

Real estate acquired in settlement of loans, held for sale increased $67.7 million as a result of acquired real estate as part of the ORM merger.

Assets in consolidated VIEs increased by $310.8 million, which included a net increase in loans, net due to the transfer of loans into our securitizations during the year, as noted above. These increases were partially offset by a decrease in these amounts due to pay-downs on existing loans within the securitizations.

Liabilities

Secured borrowings associated with our repurchase agreements and credit facilities increased by $13.7 million due to an increased need of shorter-term financings on acquired loans and REO, resulting in increased leverage.

Securitized debt obligations of consolidated VIEs, net increased by $235.6 million, as a result of the issuance of the RCMT 2019-5 during January of 2019, offset by pay-downs on other issued securitized debt.

Guaranteed loan financing decreased by $195.6 million as a result of the unwind of the RCL Trust securitization.

Equity

Total equity attributable to our company increased by $196.3 million, primarily the result of equity issued as part of the ORM merger.

Selected Balance Sheet Information by Business Segment and Corporate – Other

The following table presents certain selected balance sheet information by each of our four business segments, with the remaining amounts reflected in Corporate –Other, as of March 31, 2019:

(in thousands)	Loan Acquisitions	SBC Originations	SBA Originations, Acquisitions and Servicing	Residential Mortgage Banking	Corporate / Other	Total
Assets
Loans, net (1)	$771,537	$1,583,887	$209,768	$2,818	$-	$2,568,010
Loans, held for sale, at fair value	2,927	5,243	13,768	93,840	-	115,778
Mortgage backed securities, at fair value	16,534	74,901	-	-	-	91,435
Servicing rights	-	10,986	16,448	88,218	-	115,652
Investment in consolidated joint ventures	39,383	-	-	-	-	39,383
Real estate acquired in settlement of loans, held for sale	75,159	-	-	-	-	75,159

Liabilities
Secured borrowings	$157,254	$527,773	$32,982	$130,216	$-	$848,225
Securitized debt obligations of consolidated VIEs	258,922	881,997	-	-	-	1,140,919
Guaranteed loan financing	-	-	34,047	-	-	34,047
Senior secured notes, net	42,623	129,311	7,045	-	-	178,979
Corporate debt, net	24,258	24,371	-	-	-	48,629
Convertible notes, net	54,050	50,593	5,598	-	-	110,241
(1) Includes Loan assets of consolidated VIEs (2) Excludes allowance for loan losses.

Results of Operations

The following table compares our summarized results of operations for each of our four operating segments for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	For the Three Months Ended
	March 31,		$ Change
	2019	2018	2019 vs. 2018
Interest income
Loan acquisitions	$10,674	$9,688	$986
SBC originations	28,188	17,858	10,330
SBA originations, acquisitions and servicing	9,109	8,715	394
Residential mortgage banking	782	889	(107)
Total interest income	$48,753	$37,150	$11,603
Interest expense
Loan acquisitions	$(7,705)	$(5,831)	$(1,874)
SBC originations	(20,666)	(12,470)	(8,196)
SBA originations, acquisitions and servicing	(6,490)	(3,620)	(2,870)
Residential mortgage banking	(914)	(745)	(169)
Total interest expense	$(35,775)	$(22,666)	$(13,109)
Net interest income before provision for loan losses	$12,978	$14,484	$(1,506)
Provision for loan losses	(518)	(167)	(351)
Net interest income after provision for loan losses	$12,460	$14,317	$(1,857)
Non-interest income
Loan acquisitions	$2,930	$6,002	$(3,072)
SBC originations	5,572	7,843	(2,271)
SBA originations, acquisitions and servicing	4,245	5,047	(802)
Residential mortgage banking	12,776	23,855	(11,079)
Corporate - other	30,743	-	30,743
Total non-interest income	$56,266	$42,747	$13,519
Non-interest expense
Loan acquisitions	$(1,478)	$(2,236)	$758
SBC originations	(5,893)	(6,336)	443
SBA originations, acquisitions and servicing	(4,862)	(4,768)	(94)
Residential mortgage banking	(17,820)	(16,943)	(877)
Corporate - other	(11,226)	(5,700)	(5,526)
Total non-interest expense	$(41,279)	$(35,983)	$(5,296)
Net income (loss) before provision for income taxes
Loan acquisitions	$4,288	$7,351	$(3,063)
SBC originations	7,242	6,931	311
SBA originations, acquisitions and servicing	1,576	5,443	(3,867)
Residential mortgage banking	(5,176)	7,056	(12,232)
Corporate - other	19,517	(5,700)	25,217
Total net income before provision for income taxes	$27,447	$21,081	$6,366

Results of Operations – Supplemental Information

Realized and unrealized gains/(losses) on financial instruments are recorded in the unaudited interim consolidated statements of income and classified based on the nature of the underlying asset or liability.

The following table presents the components of realized and unrealized gains / (losses) on financial instruments:

	Three Months Ended March 31,
(In Thousands)	2019	2018
Realized gains (losses) on financial instruments
Realized gains on loans - Freddie Mac	$1,096	$2,078
Creation of mortgage servicing rights - Freddie Mac	1,267	1,938
Realized gains on loans - SBA	2,821	2,542
Creation of mortgage servicing rights - SBA	933	692
Realized gain (loss) on derivatives, at fair value	772	4,555
Realized gain (loss) on mortgage backed securities, at fair value	786	538
Net realized gains (losses) - all other	(393)	(111)
Net realized gain on financial instruments	$7,282	$12,232
Unrealized gains (losses) on financial instruments
Unrealized gain (loss) on loans - Freddie Mac	$(261)	$(196)
Unrealized gain (loss) on loans - SBA	(575)	533
Unrealized gain (loss) on residential mortgage servicing rights, at fair value	(7,128)	4,888
Unrealized gain (loss) on derivatives, at fair value	(742)	(1,338)
Unrealized gain (loss) on mortgage backed securities, at fair value	1,796	(149)
Net unrealized gains (losses) - all other	(2)	(730)
Net unrealized gain (loss) on financial instruments	$(6,912)	$3,008

Loan Acquisition Segment Results

	For the Three Months Ended
	March 31,
(In Thousands)	2019	2018	$ Change
Interest income	$10,674	$9,688	$986
Interest expense	(7,705)	(5,831)	(1,874)
Net interest income before provision for loan losses	$2,969	$3,857	$(888)
Provision for loan losses	(133)	(272)	139
Net interest income after provision for loan losses	$2,836	$3,585	$(749)
Non-interest income	2,930	6,002	(3,072)
Non-interest expense	(1,478)	(2,236)	758
Total non-interest income (expense)	$1,452	$3,766	$(2,314)
Net income before provision for income taxes	$4,288	$7,351	$(3,063)

Interest income

Interest income of $10.7 million for the quarter ended March 31, 2019 in our loan acquisitions segment represented an increase of $1.0 million from the prior year quarter, primarily driven by the re-investment of capital into acquired loans throughout 2018. As of March 31, 2019, the carrying value of the acquired loan portfolio was $770.0 million, compared to $488.0 million as of March 31, 2018.

Interest expense

Interest expense of $7.7 million for the quarter ended March 31, 2019 in our loan acquisitions segment represented an increase of $1.9 million from the prior year quarter, reflecting an increase in borrowing needs, as a result of deploying capital back into the acquired loan business and a higher average carrying value of the acquired loan portfolio.

Provision for loan losses

Provision for loan losses of $0.1 million for the quarter ended March 31, 2019 in our loan acquisitions segment represented a reduction of $0.3 million from the prior year quarter, reflecting a reduction in our credit deteriorated loan portfolio due to pay-downs and sales and our increased focus on new loan vintages with better credit qualities.

Non-interest income

Non-interest income of $2.9 million for the quarter ended March 31, 2019 in our loan acquisitions segment represented a decrease of $3.1 million from the prior year quarter, primarily due to income generated on our equity method investment in a joint venture acquired in November 2017. The joint venture interest is in an SBC loan pool, which generates interest income and realized and unrealized gains and losses and these amounts are earned by us, based on our proportional interest. This investment generated $5.7 million of income during the quarter ended March 31, 2018 compared to $2.9 million of income during the quarter ended March 31, 2019.

Non-interest expense

Non-interest expense of $1.5 million for the quarter ended March 31, 2019 in our loan acquisitions segment represented a decrease of $0.8 million from the prior year quarter ended March 31, 2018, primarily reflecting a reduction in generating overhead and operating expenses allocated to this segment.

SBC Originations Segment Results

	For the Three Months Ended
	March 31,
(In Thousands)	2019	2018	$ Change
Interest income	$28,188	$17,858	$10,330
Interest expense	(20,666)	(12,470)	(8,196)
Net interest income before provision for loan losses	$7,522	$5,388	$2,134
Recoveries of loan losses	41	36	5
Net interest income after provision for loan losses	$7,563	$5,424	$2,139
Non-interest income	5,572	7,843	(2,271)
Non-interest expense	(6,010)	(6,336)	326
Total non-interest income (expense)	$(438)	$1,507	$(1,945)
Net income before provision for income taxes	$7,125	$6,931	$194

Interest income

Interest income of $28.2 million for the quarter ended March 31, 2019 in our SBC originations segment represented an increase of $10.3 million from the prior year quarter primarily reflecting an increase in SBC loan originations, resulting in higher average loan balances. Originated transitional loans contributed $14.2 million in interest income during the quarter ended March 31, 2019, representing a $5.3 million increase from the quarter ended March 31, 2018. Originated SBC loans contributed $12.6 million in interest income during the quarter ended March 31, 2019, representing a $4.9 million decrease from the quarter ended March 31, 2018. Originated Freddie Mac loans contributed $0.3 million in interest income during the quarter ended March 31, 2019, representing a $0.2 million decrease from the quarter ended March 31, 2018.

Interest expense

Interest expense of $20.7 million in our SBC originations segment represented an increase of $8.2 million from the prior year quarter ended March 31, 2018, primarily reflecting an increase in borrowing activities under our shorter-term secured borrowings and borrowings under our senior secured notes and convertible notes allocated to the SBC originations segment, due to the need to finance a greater number of loan originations and higher average carrying value.

Non-interest income

Non-interest income of $5.6 million for the quarter ended March 31, 2019 in our SBC originations segment represented a decrease of $2.3 million from the prior quarter ended March 31, 2018 primarily reflecting a decrease in realized gains on Freddie Mac loans of $1.0 million and a decrease in servicing income generated on the Freddie Mac loan portfolio of $0.8 million.

Non-interest expense

Non-interest expense of $6.0 million for the quarter ended March 31, 2019 in our SBC originations segment represented a decrease of $0.3 million from the prior year quarter ended March 31, 2018, primarily reflecting a decrease in general operating expenses of $0.6 million, a decrease in employee compensation expense of $0.2 million, partially offset by an increase in servicing expense of $0.6 million.

SBA Originations, Acquisitions and Servicing Segment Results

	For the Three Months Ended
	March 31,
(In Thousands)	2019	2018	$ Change
Interest income	$9,109	$8,715	$394
Interest expense	(6,490)	(3,620)	(2,870)
Net interest income before provision for loan losses	$2,619	$5,095	$(2,476)
Provision for loan losses	(426)	69	(495)
Net interest income after provision for loan losses	$2,193	$5,164	$(2,971)
Non-interest income	4,245	5,047	(802)
Non-interest expense	(4,862)	(4,768)	(94)
Total non-interest income (expense)	$(617)	$279	$(896)
Net income before provision for income taxes	$1,576	$5,443	$(3,867)

Interest income

Interest income of $9.1 million for the quarter ended March 31, 2019 in our SBA originations, acquisitions, and servicing segment represented an increase of $0.4 million from the prior year quarter ended March 31, 2018 primarily due to an increase in interest income earned on our originated SBA loan portfolio of $1.1 million, offset by a reduction in interest income earned on our legacy acquired SBA loan portfolio of $0.7 million.

Interest Expense

Interest expense of $6.5 million for the quarter ended March 31, 2019 in our SBA originations, acquisitions, and servicing segment represented an increase of  $2.9 million from the prior year quarter ended March 31, 2018 primarily reflecting a one-time $1.9 million increase in interest expense relating to the acceleration of deferred financing costs relating to the early pay-off of the RCLSBL 2015-1 securitization. Additionally, the increase was also the result of an increase in borrowing activities under secured borrowings due to the growth of our SBA originations business.

Non-interest income

Non-interest income of $4.2 million for the quarter ended March 31, 2019 in our SBA originations, acquisitions, and servicing segment represented a decrease of $0.8 million from the prior year quarter ended March 31, 2018, reflecting a decrease in gains on sales of SBA loans.

Non-interest expense

Non-interest expense of $4.8 million for the quarter ended March 31, 2019 in our SBA originations, acquisitions, and servicing segment remained flat compared to the prior year quarter ended March 31, 2018.

Residential Mortgage Banking Segment Results

	For the Three Months Ended
	March 31,
(In Thousands)	2019	2018	$ Change
Interest income	$782	$889	$(107)
Interest expense	(914)	(745)	(169)
Net interest income before provision for loan losses	$(132)	$144	$(276)
Provision for loan losses	-	-	-
Net interest income after provision for loan losses	$(132)	$144	$(276)
Non-interest income	12,776	23,855	(11,079)
Non-interest expense	(17,820)	(16,943)	(877)
Total non-interest income (expense)	$(5,044)	$6,912	$(11,956)
Net income before provision for income taxes	$(5,176)	$7,056	$(12,232)

Interest income

Interest income of $0.8 million in our residential mortgage banking segment for each of the quarters ended March 31, 2019 and 2018 was generated on originated residential agency loans held-for-sale, at fair value. This remained approximately flat relative to the prior years’ quarter.

Interest expense

Interest expense of $0.9 million in our residential mortgage banking segment for the quarters ended March 31, 2019 and 2018 remained approximately flat.

Non-interest income

Non-interest income of $12.8 million in our residential mortgage banking segment for the quarter ended March 31, 2019 represented a decrease of $11.1 million from the prior year quarter ended March 31, 2018 primarily reflecting unrealized losses on residential MSRs of $7.1 million during the quarter ended March 31, 2019 compared to unrealized gains of $4.9 million of unrealized gains during the quarter ended March 31, 2018. This was partially offset by an increase in revenue on residential mortgage banking activities of $0.5 million as a result of a higher serviced loan UPB during the current year.

Non-interest expense

Non-interest expense of $17.8 million in our residential mortgage banking segment for the quarter ended March 31, 2019 represented an increase of $0.9 million from the prior year quarter ended March 31, 2018, primarily reflecting an increase in variable expenses on residential mortgage banking activities and employee compensation of $2.4 million, offset by a decrease in loan servicing expense of $1.0 million and a decrease in other generating operating expenses of $0.6 million.

Corporate- Other

Non-interest income

Non-interest income of $30.7 million in our Corporate – Other segment for the quarter ended March 31, 2019 represented a bargain purchase gain associated with the ORM merger.

Non-interest expense

Non-interest expense of $11.1 million for the quarter ended March 31, 2019 increased $5.4 million from the prior year quarter ended March 31, 2018 as a result of a merger related expenses of $5.5 million.

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

The following table presents our summarized consolidated results of operations and reconciliation to Core Earnings:

	Three Months Ended
(in thousands)	March 31, 2019	March 31, 2018	Change
Net Income	$30,450	$18,518	$11,932
Reconciling items:
Unrealized loss on mortgage-backed securities	14	79	(65)
Unrealized loss on mortgage servicing rights	7,128	(4,155)	11,283
Gain on bargain purchase	(30,728)	-	(30,728)
Merger transaction costs	5,467	-	5,467
Non-recurring expenses	726	-	726
Total reconciling items	$(17,393)	$(4,076)	$(13,317)
Income tax adjustments	(1,782)	1,047	(2,829)
Core earnings	$11,275	$15,489	$(4,214)

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Consolidated Net Income increased by $11.9 million, from $18.5 million during the three months ended March 31, 2018 to $30.5 million during the three months ended March 31, 2019. Core Earnings decreased by $4.2 million, from $15.5 million during the three months ended March 31, 2018 to $11.3 million during the three months ended March 31, 2019.

The increase in Consolidated Net Income was the result of a bargain purchase gain of $30.7 million, offset by merger related expenses of $5.5 million and unrealized losses of $7.1 million on residential MSRs carried at fair value. Core earnings decreased by $4.2 million as a result of a reduction in income generated by our joint venture investment of $2.8 million, a  reduction in gains on sales of SBA loans of $0.8 million, and a reduction in net interest income of $1.5 million.

Incentive Distribution Payable to Our Manager

Under the partnership agreement of our operating partnership, our Manager, the holder of the Class A special unit in our operating partnership, is entitled to receive an incentive distribution, distributed quarterly in arrears in an amount not less than zero equal to the difference between (i) the product of (A) 15% and (B) the difference between (x) core earnings (as described below) of our operating partnership, on a rolling four-quarter basis and before the incentive distribution for the current quarter, and (y) the product of (1) the weighted average of the issue price per share of common stock or operating partnership unit (“OP unit”) (without double counting) in all of our offerings multiplied by the weighted average number of shares ofp common stock outstanding (including any restricted shares of common stock and any other shares of common stock underlying awards granted under our 2012 equity incentive plan) and OP units (without double counting) in such quarter and (2) 8%, and (ii) the sum of any incentive distribution paid to our Manager with respect to the first three quarters of such previous four quarters; provided, however, that no incentive distribution is payable with respect to any calendar quarter unless cumulative core earnings is greater than zero for the most recently completed 12 calendar quarters, or the number of completed calendar quarters since the closing date of the ZAIS Financial merger, whichever is less.

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

Cash Flow Activity for the Three Months Ended March 31, 2019 and March 31, 2018

The following table provides a summary of the net change in our cash and cash equivalents and restricted cash:

	Three months ended March 31,
(in thousands)	2019	2018
Cash flows provided by (used in) operating activities	$1,056	$48,222
Cash flows provided by (used in) investing activities	$(170,435)	$(146,432)
Cash flows provided by (used in) financing activities	$195,281	$116,452

Net increase in cash and cash equivalents and restricted cash	$25,902	$18,242

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

Cash and cash equivalents increased by $25.9 million during the current quarter ended March 31, 2019, reflecting:

•	Net cash provided by operating activities of $1.1 million for the current quarter related primarily to:
-	Cash inflows from proceeds on sales and pay-downs on loans, held-for-sale, at fair value of $458.5 million, offset by cash outflows on originations and purchases of new loans of $445.5 million.

•	Net cash used in investing activities of $170.4 million for the current quarter related primarily to:
-

Cash outflows of $374.4 million relating to originations and purchases of loans, held at fair value and held-for-investment loans, offset by cash inflows relating to repayments of loans, held at fair value and held-for-investment of $183.8 million and sales and repayments of MBS of $3.8 million.

•	Net cash provided by financing activities of $195.3 million for the current quarter related primarily to:
-	Net proceeds from securitized debt obligations of $236.9 million, offset by net repayments of guaranteed loan financing of $20.5 million and dividend payments of $13.3 million.

Cash and cash equivalents increased by $18.2 million during the previous year quarter ended March 31, 2018, reflecting:

•	Net cash provided by operating activities of $48.2 million for the current quarter related primarily to:
-	Proceeds on sales of loans, held for sale, at fair value of $677.4 million, offset by $610.5 million of originations and purchases of loans, held for sale, at fair value.

•	Net cash used in investing activities of $146.4 million for the current quarter related primarily to:
-

Cash outflows of $260.9 million relating to originations and purchases of loans, held at fair value and held-for-investment loans, offset by cash inflows relating to repayments of loans, held at fair value and held-for-investment of $116.8 million.

•	Net cash provided by financing activities of $116.4 million for the current quarter related primarily to:

-

Proceeds provided by issuances of securitized debt of $156.0 million, issuance of our senior secured notes of approximately $40.0 million, offset by repayments of securitized debt of $65.2 million and net repayments of secured borrowings of $25.9 million.

Collateralized Borrowings Under Repurchase Agreements

The following table presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase agreements during the quarter and the highest balance of any month end during the quarter (dollars in thousands):

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q4 2015	$644,137	$706,555	$768,972
Q1 2016	614,613	629,375	614,613
Q2 2016	568,837	591,725	568,837
Q3 2016	581,773	575,305	592,180
Q4 2016	600,852	591,313	745,573
Q1 2017	632,951	616,902	632,951
Q2 2017	520,169	576,560	520,169
Q3 2017	320,371	420,270	433,183
Q4 2017	382,612	351,492	382,612
Q1 2018	446,663	414,638	446,663
Q2 2018	443,263	444,963	447,751
Q3 2018	610,251	526,757	610,251
Q4 2018	635,233	622,742	635,233
Q1 2019	597,963	604,107	635,233

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

Securitization Activity

Our Manager’s extensive experience in loan acquisition, origination, servicing and securitization strategies has enabled us to complete several securitizations of SBC and SBA loan assets since January 2011. These securitizations allow us to match fund the SBC and SBA loans on a long-term, non-recourse basis. Four of these securitizations, including Waterfall Victoria Mortgage Trust 2011-1 (“SBC-1”), Waterfall Victoria Mortgage Trust 2011-3 (“SBC-3”), Sutherland Commercial Mortgage Trust 2015-4 (“SBC-4”), Sutherland Commercial Mortgage Trust 2017 (“SBC-6”), and Sutherland Commercial Mortgage Trust 2018 (“SBC-7”) are trusts, whose debt is collateralized by non-performing and re-performing acquired SBC loans and a fifth securitization Waterfall Victoria Mortgage Trust 2011-2 (“SBC-2”) is a real estate mortgage investment conduit (“REMIC”) whose debt is collateralized by performing acquired SBC loans. We have completed four securitizations of newly originated SBC loans, each a REMIC, including ReadyCap Commercial Mortgage Trust 2014-1 (“RCMT 2014-1”), ReadyCap Commercial Mortgage Trust 2015-2 (“RCMT 2015-2”), ReadyCap Commercial Mortgage Trust 2016-3 (“RCMT 2016-3”), ReadyCap Commercial Mortgage Trust 2018-4 (“RCMT 2018-4”), and Ready Capital Mortgage Trust 2019-5 (“RCMT 2019-5”). We also completed Ready Capital Mortgage Financing 2017 (“RCMF 2017-FL1”) and Ready Capital Mortgage Financing 2018 – FL2 (“RCMF 2018-FL2”), securitizations whose debt is collateralized by originated transitional loans, and ReadyCap Lending Small Business Trust 2015-1 (“RCLSBL 2015-1”), a securitization collateralized by SBA Section 7(a) Program loans.

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

The following table presents information on the securitization structures and related issued tranches of notes to investors:

Deal Name	Asset Class	Issuance	Ratings	Bonds Issued (in $ millions)
WVMT 2011-SBC1	SBC Acquired loans	February 2011	NR	$40.5
WVMT 2011-SBC2	SBC Acquired loans	March 2011	DBRS	97.6
WVMT 2011-SBC3	SBC Acquired loans	October 2011	NR	143.4
RCMT 2014-1	SBC Originated Conventional	September 2014	MDY / DBRS	181.7
RCLSBL 2015-1	Acquired SBA 7(a) loans	June 2015	S&P	189.5
SCML 2015-SBC4	SBC Acquired loans	August 2015	NR	125.4
RCMT 2015-2	SBC Originated Conventional	November 2015	MDY / Kroll	218.8
FRESB 2016-SB11	Originated Agency Multi-family	January 2016	GSE Wrap	110.0
FRESB 2016-SB18	Originated Agency Multi-family	July 2016	GSE Wrap	118.0
RCMT 2016-3	SBC Originated Conventional	November 2016	MDY / Kroll	162.1
FRESB 2017-SB33	Originated Agency Multi-family	June 2017	GSE Wrap	197.9
RCMF 2017-FL1	SBC Originated Transitional	August 2017	MDY / Kroll	198.8
SCMT 2017-SBC6	SBC Acquired loans	August 2017	NR	139.4
FRESB 2018-SB45	Originated Agency Multi-family	January 2018	GSE Wrap	362.0
RCMT 2018-4	SBC Originated Conventional	March 2018	MDY / DBRS	165.0
RCMF 2018-FL2	SBC Originated Transitional	June 2018	MDY / Kroll	217.1
FRESB 2018-SB52	Originated Agency Multi-family	September 2018	GSE Wrap	505.0
SCMT 2018-SBC7	SBC Acquired Loans	November 2018	DBRS	217.0
FRESB 2018-SB56	Originated Agency Multi-family	December 2018	GSE Wrap	507.3
RCMT 2019-5	SBC Originated Conventional	January 2019	MDY / DBRS	355.8
Cumulative loan securitizations (inception to date)				$4,252.3

We used the proceeds from the sale of the tranches issued to purchase and originate SBC and SBA loans.  We are the primary beneficiary of SBC-1, SBC-2, SBC-3, RCMT 2014-1, RCMT 2015-2, RCMT 2016-3, RCMT 2018-4, RCMT 2019-5, RCMF 2017-FL1, RCMF 2018-FL2, RCLSBL 2015-1, SBC-4, SBC-6, and SBC-7, therefore they are consolidated in our financial statements.

Deutsche Bank Loan Repurchase Facility

Our subsidiaries, ReadyCap Commercial, Sutherland Asset I, and Sutherland Warehouse Trust II renewed their master repurchase agreement on February 14, 2018, pursuant to which ReadyCap Commercial, Sutherland Asset I and Sutherland Warehouse Trust II may be advanced an aggregate principal amount of up to $300 million on originated mortgage loans (the “DB Loan Repurchase Facility”). As of March 31, 2019, we had $131.5 million outstanding under the DB Loan Repurchase Facility. The DB Loan Repurchase Facility is used to finance SBC loans, and the interest rate is LIBOR plus a spread, which varies depending on the type and age of the loan. The DB Loan Repurchase Facility has been extended through February 2020 and our subsidiaries have an option to extend the DB Loan Repurchase Facility for an additional year, subject to certain conditions. ReadyCap Commercial’s, Sutherland Asset I’s, and Sutherland Warehouse Trust II’s obligations are fully guaranteed by us.

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

JPMorgan Loan Repurchase Facility

Our subsidiaries, ReadyCap Warehouse Financing LLC (“ReadyCap Warehouse Financing”) and Sutherland Warehouse Trust entered into master repurchase agreement in December 2015, pursuant to which ReadyCap Warehouse Financing and Sutherland Warehouse Trust, may sell, and later repurchase, mortgage loans in an aggregate principal amount of up to $200 million. Our subsidiaries renewed their master repurchase agreement with JPMorgan on December 8, 2017 (the “JPM Loan Repurchase Facility”). As of March 31, 2019, we had $175.3 million outstanding under the JPM Loan Repurchase Facility. The JPM Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is LIBOR plus a spread, which is determined by the lender on an asset-by-asset basis. The JPM Loan Repurchase Facility is committed through December 10, 2020, and ReadyCap Warehouse Financing’s and Sutherland Warehouse Trust’s obligations are fully guaranteed by us.

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

Citibank Loan Repurchase Agreement

Our subsidiaries, Waterfall Commercial Depositor, Sutherland Asset I, and ReadyCap Commercial, LLC renewed a master repurchase agreement in June 2018 with Citibank, N.A. (the "Citi Loan Repurchase Facility" and, together with the DB Loan Repurchase Facility and the JPM Loan Repurchase Facility, the "Loan Repurchase Facilities"), pursuant to which Waterfall Commercial Depositor and Sutherland Asset I may sell, and later repurchase, a trust certificate (the “Trust Certificate”), representing interests in mortgage loans in an aggregate principal amount of up to $500 million. As of March 31, 2019, we had $102.7 million outstanding under the Citi Loan Repurchase Facility. The Citi Loan Repurchase Facility is used to finance SBC loans, and the interest rate is one month LIBOR plus 2.125 to 2.50% per annum, depending on asset vintage. The Citi Loan Repurchase Facility is committed for a period of 364 days, and Waterfall Commercial Depositor’s, Sutherland Asset I’s, and ReadyCap Commercial, LLC’s obligations are fully guaranteed by us.

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

Securities Repurchase Agreements

As of March 31, 2019, we had $598.0 million of secured borrowings related to SBC ABS and pledged Trust Certificates, respectively, with two counterparties (lenders).

General Statements Regarding Loan and Security Repurchase Facilities

At March 31, 2019, we had $726.7 million in fair value of Trust Certificates and loans pledged against our borrowings under the Loan Repurchase Facilities and $87.5 million in fair value of SBC ABS and short term investments pledged against our securities repurchase agreement borrowings.

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

JPMorgan Credit Facility

We renewed our master loan and security agreement with JPMorgan in June 2018 providing for a credit facility of up to $175 million. As of March 31, 2019, we had $66.9 million outstanding under this credit facility. The credit facility is structured as a secured loan facility in which ReadyCap Lending and Sutherland 2016‑1 JPM Grantor Trust act as borrowers. Under this facility, ReadyCap and Sutherland 2016-1 JPM Grantor Trust pledge loans guaranteed by the SBA under the SBA Section 7(a) Loan Program, SBA 504 loans and other loans which were part of the CIT loan acquisition. We act as a guarantor under this facility. The agreement contains financial maintenance covenants, which include (i) total stockholders’ equity must not be permitted to be less than the sum of (a) 60% of total stockholders equity as of the closing date of the facility plus (b) 50% of the net proceeds of any equity issuance after the closing date (ii) maximum leverage of 3:1 and (iii) liquidity equal to at least the lesser of (a) 4% of the sum of (without duplication) (1) any outstanding indebtedness plus (2) amounts due under the repurchase agreement and (b) $25,000,000. The amended terms have an interest rate based on loan type ranging from one month LIBOR (reset daily), plus 2.50% per annum. The term of the facility is one year, with an option to extend for an additional year.

At March 31, 2019, we had a leverage ratio of 2.1x on a recourse debt-to-equity basis.

We maintain certain assets, which, from time to time, may include cash, unpledged SBC loans, SBC ABS and short term investments (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by our counterparties, or collectively, the “Cushion”, to meet routine margin calls and protect against unforeseen reductions in our borrowing capabilities. Our ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of our investments, our cash position and margin requirements. Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs. At March 31, 2019, we were in compliance with all debt covenants.

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

Other credit facilities

GMFS funds its origination platform through warehouse lines of credit with three counterparties with total borrowings outstanding of $89.1 million at March 31, 2019. GMFS utilizes a $125 million committed warehouse line of credit agreement which expires on March 11, 2019, a $40 million committed warehouse line of credit expiring in August 2019, and a $40 million committed warehouse line of credit expiring in July 2019. The lines are collateralized by the underlying mortgages and related documents and instruments and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved. These agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. We were in compliance with all significant debt covenants as of and for the twelve months ended March 31, 2019.

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

As of March 31, 2019, we were in compliance with all covenants with respect to the Senior Secured Notes.

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

As of March 31, 2019, we were in compliance with all covenants with respect to the Convertible notes.

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

As of March 31, 2019, we were in compliance with all covenants with respect to the Corporate Debt.

Contractual Obligations

Other than the items referenced above, there have been no material changes to our contractual obligations for the three months ended March 31, 2019.  See Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations" in the Company's annual report on Form 10-K for further details.

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

The following table projects the impact on our interest income and expense for the twelve month period following March 31, 2019, assuming an immediate increase or decrease of 25, 50, 75 and 100 basis points in LIBOR:

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans held for investment	$2,534	$5,283	$7,798	$9,903	$(2,174)	$(4,119)	$(5,733)	$(7,204)
Interest rate swap hedges	743	1,486	2,228	2,971	(743)	(1,486)	(2,228)	(2,971)
Total	$3,277	$6,769	$10,026	$12,874	$(2,917)	$(5,605)	$(7,961)	$(10,175)
Liabilities
Recourse debt	$(1,274)	$(2,547)	$(3,821)	$(5,094)	$1,274	$2,547	$3,821	$5,094
Non-recourse debt	(822)	(1,644)	(2,466)	(3,288)	822	1,644	2,466	3,288
Total	$(2,096)	$(4,191)	$(6,287)	$(8,382)	$2,096	$4,191	$6,287	$8,382
Total Net Impact to Net Interest Income (Expense)	$1,181	$2,578	$3,739	$4,492	$(821)	$(1,414)	$(1,674)	$(1,793)

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

The following table summarizes the Company’s exposure to its repurchase agreements and credit facilities counterparties at March 31, 2019:

(in thousands)	Borrowings under repurchase agreements and credit facilities (1)	Assets pledged on borrowings under repurchase agreements and credit facilities	Net Exposure (2)	Exposure as a Percentage of Total Assets
Total Counterparty Exposure	$ 848,225	$ 1,108,236	$ 260,011	7.9%

(1) The exposure reflects the difference between (a) the amount loaned to the Company through repurchase agreements and credit facilities, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets

The following table presents information with respect to any counterparty for repurchase agreements for which our Company had greater than 5% of stockholders’ equity at risk in the aggregate at March 31, 2019:

(in thousands)	Counterparty Rating (1)	Amount of Risk (2)	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
Deutsche Bank AG	BBB+ / A3	$ 83,942	12	11.0%
JPMorgan Chase Bank, N.A.	A- / A2	$ 56,897	11	7.5%
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

The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2019. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a‑15(f) of the Exchange Act) that occurred during the three months ended March 31, 2019 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Currently, no material legal proceedings are pending or, to our knowledge, threatened against us.

Item 1A. Risk Factors

See the Company's Annual Report on Form 10-K for the year ended December 31, 2018.  The following risk factors are added to the Company’s risk factors previously disclosed. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Real estate properties acquired through our acquisition of ORM or through foreclosure subject us to additional risks associated with owning real estate.

We have acquired real estate properties through our acquisition of ORM. These assets expose us to additional risks, including, without limitation:

• facing difficulties in integrating these properties with our existing business operations;

• incurring costs to carry, and in some cases make repairs or improvements to these assets, which requires additional liquidity and results in additional expenses that could exceed our original estimates and impact our operating results;

• not being able to realize sufficient amounts from sales of the properties to avoid losses;
• not being able to sell properties, which are not liquid assets, in a timely manner, or at all, when we need to increase liquidity through asset sales;

• properties being acquired with one or more co-owners (called tenants-in-common) where development or sale requires written agreement or consent by all; without timely agreement or consent, we could suffer a loss from being unable to develop or sell the property;

• maintaining occupancy of the properties;
• controlling operating expenses;
• coping with general and local market conditions;
• complying with changes in laws and regulations pertaining to taxes, use, zoning and environmental protection;
• possible liability for injury to persons and property;
• possible uninsured losses related to environmental events such as earthquakes, floods and/or mudslides; and
• possible liability for environmental remediation.

If any of our properties incurs a vacancy, it could be difficult to sell or re-lease.

One or more of our properties we acquired through our acquisition of ORM may incur a vacancy by either the continued default of a tenant under its lease or the expiration of one of our leases. Certain of our properties may be specifically suited to the particular needs of a tenant (e.g., a retail bank branch or distribution warehouse), and major renovations and expenditures may be required in order for us to re-lease vacant space for other uses. We may have difficulty obtaining a new tenant for any vacant space we have in our properties. If the vacancy continues for a long period of time, we may suffer reduced revenues, resulting in less cash available to be distributed to you. In addition, the resale value of a property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

Our properties may be subject to impairment charges.

We will periodically evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded.

We would face potential adverse effects from tenant defaults, bankruptcies or insolvencies.

The bankruptcy of our tenants may adversely affect the income generated by our properties. If our tenant files for bankruptcy, we generally cannot evict the tenant solely because of such bankruptcy. In addition, a bankruptcy court could authorize a bankrupt tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid and future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant would pay in full amounts it owes us under the lease. Any shortfall resulting from the bankruptcy of one or more of our tenants could adversely affect our cash flow and results of operations.

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

4.7	*

Third Supplemental Indenture, dated as of February 26, 2019, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 to the Registrant’s Form 10-K filed on March 13, 2019)

4.8	*

Amendment No. 1, dated as of February 26, 2019, to the First Supplemental Indenture, dated as of August 9, 2017, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.8 to the Registrant’s Form 10-K filed on March 13, 2019)

4.9	*

Amendment No. 1, dated as of February 26, 2019, to the Second Supplemental Indenture, dated as of April 27, 2018, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10-K filed on March 13, 2019)

10.1	*

Third Amended and Restated Agreement of Limited Partnership of Sutherland Partners, L.P., dated as of March 5, 2019, by and among Ready Capital Corporation, as General Partner, and the limited partners listed on Exhibit A thereto  (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed on March 13, 2019)

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

Ready Capital Corporation

Date: May 9, 2019	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board and Chief Executive
(Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Frederick C. Herbst
Frederick C. Herbst
Chief Financial Officer
(Principal Accounting and Financial Officer)