Form 10-Q
period 2019-06-30
Ready Capital Corp
filed 2019-08-08
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Commission File Number:  001‑35808

READY CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland	90‑0729143
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1251 Avenue of the Americas, 50th Floor, New York, NY 10020

(Address of Principal Executive Offices, Including Zip Code)

(212) 257-4600

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share 7.00% Convertible Senior Notes due 2023 6.50% Senior Notes due 2021 6.20% Senior Notes due 2026	RC RCA RCP RCB	New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

The Company has 44,415,479 shares of common stock, par value $0.0001 per share, outstanding as of July 31, 2019.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

READY CAPITAL CORPORATION

unaudited CONSOLIDATED BALANCE SHEETS

(In Thousands)	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$41,925	$54,406
Restricted cash	38,019	28,921
Loans, net (including $20,409 and $22,664 held at fair value)	1,002,676	1,193,392
Loans, held for sale, at fair value	177,507	115,258
Mortgage backed securities, at fair value	99,407	91,937
Loans eligible for repurchase from Ginnie Mae	69,101	74,180
Investment in unconsolidated joint ventures	47,551	33,438
Derivative instruments	3,670	2,070
Servicing rights (including $85,658 and $93,065 held at fair value)	114,761	120,062
Receivable from third parties	2,763	8,888
Real estate acquired in settlement of loans, held for sale	65,834	7,787
Other assets	68,399	55,447
Assets of consolidated VIEs	2,108,710	1,251,057
Total Assets	$3,840,323	$3,036,843
Liabilities
Secured borrowings	988,868	834,547
Securitized debt obligations of consolidated VIEs, net	1,567,113	905,367
Convertible notes, net	110,506	109,979
Senior secured notes, net	179,086	178,870
Corporate debt, net	48,795	48,457
Guaranteed loan financing	28,445	229,678
Liabilities for loans eligible for repurchase from Ginnie Mae	69,101	74,180
Derivative instruments	9,032	3,625
Dividends payable	18,292	13,346
Accounts payable and other accrued liabilities	73,679	74,719
Total Liabilities	$3,092,917	$2,472,768
Stockholders’ Equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 44,415,479 and 32,105,112 shares issued and outstanding, respectively	4	3
Additional paid-in capital	720,812	540,478
Retained earnings	14,914	5,272
Accumulated other comprehensive loss	(7,703)	(922)
Total Ready Capital Corporation equity	728,027	544,831
Non-controlling interests	19,379	19,244
Total Stockholders’ Equity	$747,406	$564,075
Total Liabilities and Stockholders’ Equity	$3,840,323	$3,036,843

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

Unaudited CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except share data)	2019	2018	2019	2018
Interest income	$57,034	$41,858	$105,787	$79,007
Interest expense	(35,753)	(26,407)	(71,529)	(49,071)
Net interest income before provision for loan losses	$21,281	$15,451	$34,258	$29,936
Provision for loan losses	(1,348)	397	(1,866)	229
Net interest income after provision for loan losses	$19,933	$15,848	$32,392	$30,165
Non-interest income
Residential mortgage banking activities	21,021	17,255	35,608	31,279
Net realized gain on financial instruments and real estate owned	6,255	8,620	13,537	20,851
Net unrealized gain (loss) on financial instruments	(7,006)	4,457	(13,918)	7,464
Servicing income, net of amortization and impairment of $853 and $2,616 for the three and six months ended June 30, 2019, and $1,229 and $2,580 for the three and six months ended June 30, 2018, respectively	7,811	6,627	14,563	13,037
Other income	2,792	1,826	3,692	3,160
Income on unconsolidated joint ventures	2,083	1,503	5,012	7,243
Gain on bargain purchase	—	—	30,728	—
Total non-interest income	$32,956	$40,288	89,222	83,034
Non-interest expense
Employee compensation and benefits	(12,509)	(14,272)	(23,957)	(29,592)
Allocated employee compensation and benefits from related party	(1,250)	(1,200)	(2,103)	(2,400)
Variable expenses on residential mortgage banking activities	(13,501)	(7,493)	(22,677)	(9,783)
Professional fees	(1,586)	(2,401)	(3,415)	(5,049)
Management fees – related party	(2,495)	(2,036)	(4,492)	(4,049)
Incentive fees – related party	—	(269)	—	(676)
Loan servicing expense	(4,571)	(3,000)	(8,219)	(7,093)
Merger related expenses	(603)	—	(6,070)	—
Other operating expenses	(8,085)	(8,916)	(14,947)	(16,927)
Total non-interest expense	$(44,600)	$(39,587)	$(85,880)	$(75,569)
Income before provision for income taxes	$8,289	$16,549	$35,734	$37,630
Provision for income (taxes) benefit	2,956	(665)	5,959	(3,228)
Net income	$11,245	$15,884	$41,693	$34,402
Less: Net income attributable to non-controlling interest	276	588	1,257	1,252
Net income attributable to Ready Capital Corporation	$10,969	$15,296	$40,436	$33,150

Earnings per common share - basic	$0.25	$0.48	$1.05	$1.03
Earnings per common share - diluted	$0.25	$0.48	$1.05	$1.03

Weighted-average shares outstanding
Basic	44,425,598	32,073,717	38,524,023	32,055,110
Diluted	44,431,263	32,092,750	38,527,317	32,069,499

Dividends declared per share of common stock	$0.40	$0.40	$0.80	$0.77

See Notes To Unaudited Consolidated Financial Statements

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Net Income	$11,245	$15,884	$41,693	$34,402
Other comprehensive income (loss) - net change by component
Net change in hedging derivatives (cash flow hedges)	$(6,579)	$—	$(6,997)	$—
Other comprehensive income (loss)	$(6,579)	$—	$(6,997)	$—
Comprehensive income (loss)	$4,666	$15,884	$34,696	$34,402
Less: Comprehensive income attributable to non-controlling interests	(72)	(588)	(1,041)	(1,252)
Comprehensive income attributable to Ready Capital Corporation	$4,594	$15,296	$33,655	$33,150

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

Unaudited CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Six Months Ended June 30, 2018
				Retained	Accumulated Other	Total
	Common Stock		Additional Paid-	Earnings	Comprehensive	Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	In Capital	(Deficit)	Loss	Corporation equity	Interests	Equity
Balance at January 1, 2018	31,996,440	$3	$539,455	$(3,385)	$—	$536,073	$19,394	$555,467
Dividend declared on common stock ($0.77 per share)	—	—	—	(24,803)	—	(24,803)	—	(24,803)
Dividend declared on OP units	—	—	—	—	—	—	(872)	(872)
Equity component of 2017 convertible note issuance	—	—	(158)	—	—	(158)	(6)	(164)
Contributions, net	—	—	—	—	—	—	37	37
Stock-based compensation	8,617	—	160	127	—	287	—	287
Conversion of OP units into common stock	33,658	—	—	577	—	577	(577)	—
Manager incentive fee paid in stock	13,274	—	—	204	—	204	—	204
Net Income	—	—	—	33,150	—	33,150	1,252	34,402
Balance at June 30, 2018	32,051,989	$3	$539,457	$5,870	—	$545,330	$19,228	$564,558

	Six Months Ended June 30, 2019
				Retained	Accumulated Other	Total
	Common Stock		Additional Paid-	Earnings	Comprehensive	Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	In Capital	(Deficit)	Loss	Corporation equity	Interests	Equity
Balance at January 1, 2019	32,105,112	$3	$540,478	$5,272	$(922)	$544,831	$19,244	$564,075
Dividend declared on common stock ($0.80 per share)	—	—	—	(30,794)	—	(30,794)	—	(30,794)
Dividend declared on OP units	—	—	—	—	—	—	(894)	(894)
Shares issued pursuant to ORM merger transaction	12,223,552	1	179,320	—	—	179,321	—	179,321
Offering costs	—	—	(73)	—	—	(73)	(2)	(75)
Distributions, net	—	—	—	—	—	—	(5)	(5)
Equity component of 2017 convertible note issuance	—	—	(172)	—	—	(172)	(5)	(177)
Stock-based compensation	71,876	—	1,026	—	—	1,026	—	1,026
Manager incentive fee paid in stock	14,939	—	233	—	—	233	—	233
Net Income	—	—	—	40,436	—	40,436	1,257	41,693
Other comprehensive loss	—	—	—	—	(6,781)	(6,781)	(216)	(6,997)
Balance at June 30, 2019	44,415,479	$4	$720,812	$14,914	(7,703)	$728,027	$19,379	$747,406

	Three Months Ended June 30, 2018
				Retained	Accumulated Other	Total
	Common Stock		Additional Paid-	Earnings	Comprehensive	Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	In Capital	(Deficit)	Loss	Corporation equity	Interests	Equity
Balance at April 1, 2018	31,996,440	$3	$539,457	$2,559	$—	$542,019	$19,737	$561,756
Dividend declared on common stock ($0.40 per share)	—	—	—	(12,893)	—	(12,893)	—	(12,893)
Dividend declared on OP units	—	—	—	—	—	—	(454)	(454)
Equity component of 2017 convertible note issuance	—	—	(80)	—	—	(80)	(3)	(83)
Distributions, net	—	—	—	—	—	—	(63)	(63)
Stock-based compensation	8,617	—	80	127	—	207	—	207
Conversion of OP units into common stock	33,658	—	—	577	—	577	(577)	—
Manager incentive fee paid in stock	13,274	—	—	204	—	204	—	204
Net Income	—	—	—	15,296	—	15,296	588	15,884
Balance at June 30, 2018	32,051,989	$3	$539,457	$5,870	—	$545,330	$19,228	$564,558

	Three Months Ended June 30, 2019
				Retained	Accumulated Other	Total
	Common Stock		Additional Paid-	Earnings	Comprehensive	Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	In Capital	(Deficit)	Loss	Corporation equity	Interests	Equity
Balance at April 1, 2019	44,395,713	$4	$720,680	$21,790	$(1,328)	$741,146	$19,743	$760,889
Dividend declared on common stock ($0.40 per share)	—	—	—	(17,845)	—	(17,845)	—	(17,845)
Dividend declared on OP units	—	—	—	—	—	—	(447)	(447)
Offering costs	—	—	(73)	—	—	(73)	(2)	(75)
Contributions, net	—	—	—	—	—	—	15	15
Equity component of 2017 convertible note issuance	—	—	(88)	—	—	(88)	(2)	(90)
Stock-based compensation	19,766	—	293	—	—	293	—	293
Net Income	—	—	—	10,969	—	10,969	276	11,245
Other comprehensive loss	—	—	—	—	(6,375)	(6,375)	(204)	(6,579)
Balance at June 30, 2019	44,415,479	$4	$720,812	$14,914	(7,703)	$728,027	$19,379	$747,406

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

Unaudited CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
(In Thousands, except share information)	2019	2018
Cash Flows From Operating Activities:
Net income	$41,693		$34,402
Net income from continuing operations
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Discount accretion and premium amortization of financial instruments, net	(2,613)		(4,413)
Amortization of guaranteed loan financing, deferred financing costs, and intangible assets	11,762		11,682
Provision for loan losses	1,866		(229)
Charge off of real estate acquired in settlement of loans	680		1,000
Increase in repair and denial reserve	794		—
Net settlement of derivative instruments	(4,199)		4,307
Purchase of loans, held for sale, at fair value	(1,349)		(15,791)
Origination of loans, held for sale, at fair value	(1,084,686)		(1,310,994)
Proceeds from disposition and principal payments of loans, held for sale, at fair value	1,057,121		1,385,412
Equity in net income of unconsolidated joint ventures, net of distributions	(5,012)		1,048
Gain on sale of mortgages held for sale included in Residential mortgage banking activities	(24,085)		(18,074)
Gain (loss) on derivatives included in Residential mortgage banking activities	(1,096)		(293)
Creation of servicing rights, net of payoffs	(6,060)		(8,073)
Gain on bargain purchase	(30,728)		—
Net realized gains on financial instruments and real estate owned	(13,537)		(20,851)
Net unrealized (gains) losses on financial instruments	13,918		(7,464)
Net changes in operating assets and liabilities
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	(10,084)		(922)
Receivable from third parties	6,125		5,776
Other assets	(8,652)		3,114
Accounts payable and other accrued liabilities	135		(1,415)
Net cash provided by operating activities	(58,007)		58,222
Cash Flow From Investing Activities:
Origination of loans	(567,955)		(484,420)
Purchase of loans	(501,417)		(270,309)
Purchase of mortgage backed securities, at fair value	(9,593)		(10,419)
Purchase of real estate	—		(1,385)
Funding of unconsolidated joint venture	(6,951)		—
Purchase of servicing rights	(894)		(362)
Proceeds on unconsolidated joint venture in excess of earnings recognized	6,466		12,723
Payment of liability under participation agreements, net of proceeds received	—		(91)
Proceeds from disposition and principal payment of loans	379,493		470,794
Proceeds from sale and principal payment of mortgage backed securities, at fair value	5,453		4,453
Proceeds from sale of real estate	9,968		842
Cash acquired in connection with the ORM merger	10,822		—
Net cash (used in) provided by investing activities	(674,608)		(278,174)
Cash Flows From Financing Activities:
Proceeds from secured borrowings	2,509,321		1,909,249
Proceeds from issuance of securitized debt obligations of consolidated VIEs	869,940		365,519
Proceeds from senior secured note offering	—		41,328
Proceeds from corporate debt	—		50,000
Payment of contingent consideration	(1,207)		(8,967)
Payment of secured borrowings	(2,366,918)		(1,862,260)
Payment of securitized debt obligations of consolidated VIEs	(202,085)		(164,092)
Payment of guaranteed loan financing	(26,645)		(34,895)
Payment of promissory note	(859)		—
Payment of deferred financing costs	(15,040)		(13,123)
Payment of offering costs	(75)		—
Contributions, net	(5)		44
Dividend payments	(26,742)		(24,631)
Net cash (used in) provided by financing activities	739,685		258,172
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,070		38,220
Cash, cash equivalents, and restricted cash at beginning of period	94,970		90,954
Cash, cash equivalents, and restricted cash at end of period	$102,040		$129,174

Supplemental disclosure of operating cash flow
Cash paid for interest	$57,916		$42,580
Cash paid (received) for income taxes	$(2,749)		$1,058
Stock-based compensation	$1,026		$287
Supplemental disclosure of non-cash investing activities
Loans transferred from Loans, held for sale, at fair value to Loans, net	$750		$670
Deconsolidation of assets in securitization trusts	$177,815	$
Supplemental disclosure of non-cash financing activities
Common stock issued in connection with ORM Merger	12,223,552
Deconsolidation of borrowings in securitization trusts	$177,815		$—
Incentive shares issued to investment manager pursuant to management agreement	$233		$204

Cash and restricted cash reconciliation
Cash and cash equivalents	$41,925		$105,833
Restricted cash	38,019		15,108
Cash, cash equivalents, and restricted cash in Assets of consolidated VIEs	22,096		8,233
Cash, cash equivalents, and restricted cash at end of period	$102,040		$129,174

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

Sutherland Partners, LP (the “Operating Partnership”) holds substantially all of our assets and conducts substantially all of our business. As of  June 30, 2019 and December 31, 2018, the Company owned approximately 97.6% and 96.5%, of the operating partnership units (“OP units”) of the Operating Partnership, respectively. The Company, as sole general partner of the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Therefore, the Company consolidates the Operating Partnership.

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

On March 29, 2019, the Company completed the acquisition of Owens Realty Mortgage, Inc. (“ORM”), through a merger of ORM with and into a wholly owned subsidiary of the Company, in exchange for approximately 12.2 million shares of the Company’s common stock. In accordance with the Merger Agreement, the number of shares of the Company’s common stock issued was based on an exchange ratio of 1.441 per share. The total purchase price for the merger of $179.3 million consists exclusively of the Company’s common stock issued in exchange for shares of ORM common stock and cash paid in lieu of fractional shares of the Company’s common stock, and was based on the $14.67 closing price of the Company’s common stock on March 29, 2019. Upon the closing of the transaction, the Company’s historical stockholders owned approximately 72% of the combined company’s stock, while historical ORM stockholders owned approximately 28% of the combined company’s stock.

The acquisition of ORM is expected to increase the Company’s equity capitalization, which will support continued growth of the Company’s platform and execution of the Company’s strategy, and provide the Company with improved scale, liquidity and capital alternatives, including additional borrowing capacity.  Also, the stockholder base resulting from the acquisition of ORM is expected to enhance the trading volume and liquidity for our stockholders and support a greater level of institutional investor interest in our businesses. The combination of the Company and ORM can potentially create cost savings and efficiencies over time resulting from the allocation of operating expenses over a larger portfolio and allow the Company to potentially harvest significant value from ORM's real property assets.

The Company qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with its first taxable year ended December 31, 2011. To maintain its tax status as a REIT, the Company distributes at least 90% of its taxable income in the form of distributions to shareholders.

Note 2 – Basis of Presentation

The unaudited interim consolidated financial statements presented herein are as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018.  These unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”)—as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the U.S. Securities and Exchange Commission.

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

As of December 31, 2018, the Company had $0.6 million in money market mutual funds, and substantially all of the Company’s cash and cash equivalents not held in money market funds were comprised of cash balances with banks that are in excess of the Federal Deposit Insurance Corporation insurance limits. As of June 30, 2019 this balance was zero.

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

Although permitted under certain circumstances, generally the Company does not offset cash collateral receivable or payables against our gross derivative positions. As of June 30, 2019 and December 31, 2018, the cash collateral receivable for derivatives is $14.6 million and $11.6. million, respectively, and is included in restricted cash on the unaudited interim consolidated balance sheets.

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

For qualifying cash flow hedges, the change in the fair value of the derivative (the hedging instrument) is recorded in other comprehensive income/(loss) ("OCI"), and is reclassified out of OCI and into the Consolidated Statements of Income when the hedged cash flows affect earnings. These amounts are recognized consistent with the classification of the hedged item, primarily interest expense (for hedges of interest rate risk). If the hedge relationship is terminated, then the value of the derivative recorded in accumulated other comprehensive income / (loss) ("AOCI") is recognized in earnings when the cash flows that were hedged affect earnings, so long as the forecasted transaction remains probable of occurring. For hedge relationships that are discontinued because a forecasted transaction is probable of not occurring according to the original hedge forecast (including an additional two month window), any related derivative values recorded in AOCI are immediately recognized in earnings. Hedge accounting is generally terminated at the debt issuance date because we are no longer exposed to cash flow variability subsequent to issuance. Accumulated amounts recorded in AOCI at that date are then released to earnings in future periods to reflect the difference in 1) the fixed rates economically locked in at the inception of the hedge and 2) the actual fixed rates established in the debt instrument at issuance. Because of the effects of the time value of money, the actual interest expense reported in earnings will not equal the effective yield locked in at hedge inception multiplied by the par value. Similarly, this hedging strategy does not actually fix the interest payments associated with the forecasted debt issuance.

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

Intangible assets

Intangible assets are accounted for under ASC 350, Intangibles-Goodwill and Other. As of June 30, 2019 and December 31, 2018, the Company’s identifiable intangible assets include SBA license for our lending operations as well as a trade name, a favorable lease, and other licenses relating to our residential mortgage banking segment, obtained as part of the ZAIS Financial merger transaction. The Company determined that its SBA license has an indefinite life, while the other intangibles acquired as part of the ZAIS Financial merger transaction are finite-lived. The Company amortizes intangible assets with identified estimated useful lives on a straight-line basis over their estimated useful lives. The Company initially records its intangible assets at cost and subsequently tests for impairment on an annual basis. Intangible assets are included within other assets on the unaudited interim consolidated balance sheets.

Investment in unconsolidated joint ventures

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

Borrowing under repurchase agreements

Borrowings under repurchase agreements are accounted for under ASC 860, Transfers and Servicing. Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Through June 30, 2019, none of our repurchase agreements have been accounted for as components of linked transactions. All securities financed through a repurchase agreement have remained on our unaudited interim consolidated balance sheets as an asset and cash received from the lender was recorded on our unaudited interim consolidated balance sheets as a liability. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense on the unaudited interim consolidated statements of income.

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

We provide for exposure in connection with uncertain tax positions, which requires significant judgment by management including determination, based on the weight of the tax law and available evidence, that it is more-likely-than-not that a tax result will be realized. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense on our unaudited interim consolidated statements of income. As of June 30, 2019 and December 31, 2018, we accrued no taxes, interest or penalties related to uncertain tax positions. In addition, we do not anticipate a change in this position in the next 12 months.

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



The modified retrospective adoption of this standard resulted in the Company recording a gross up of approximately $3.3 million on our unaudited interim consolidated balance sheet upon recognition of the right-of-use assets and lease liabilities. The right-of use-assets are recorded in Other assets and the corresponding lease liabilities are recorded in Accounts payable and other accrued liabilities within the unaudited consolidated balance sheets.

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

The following table summarizes the fair value of assets acquired and liabilities assumed from the merger:

(In Thousands)	March 29, 2019
Assets
Cash and cash equivalents	$10,822
Loans, net	130,449
Real estate acquired in settlement of loans, held for sale	67,973
Investment in unconsolidated joint ventures	8,619
Other assets
Deferred tax assets	4,660
Accrued interest	1,209
Other	379
Total assets acquired	$224,111
Liabilities
Secured borrowings	12,713
Other liabilities
Accounts payable and other accrued liabilities	1,000
Due to Manager	228
Deferred tax liabilities	123
Total liabilities assumed	$14,064
Net assets acquired	$210,047

        For acquired loan receivables, the gross contractual unpaid principal acquired is $134.8 million and we expect to collect all contractual amounts.

 The aggregate consideration transferred, net assets acquired, and the related bargain purchase gain was as follows:

Total Consideration Transferred (in thousands, except share and per share data)
FV of Net Assets Acquired		$210,047

ORM shares outstanding at March 29, 2019		8,482,880
Exchange ratio	x	1.441
Shares issued		12,223,830
Market price as of March 29, 2019		$14.67
Total consideration transferred based on value of shares issued		$179,324

Bargain purchase gain		$30,728

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

Acquisition-related costs directly attributable to the ORM Merger, including legal, accounting, valuation, and other professional or consulting fees, totaling $0.6 million and $6.0 million for the three and six months ended June 30, 2019, respectively, were expensed as incurred and are reflected separately within the unaudited interim Consolidated Statements of Income.

The following pro-forma income and earnings (unaudited) of the Combined Company are presented for the three and six months ended June 30, 2018, as if the merger had occurred on January 1, 2018:

	For the three months ended	For the six months ended
(In Thousands)	June 30, 2018	June 30, 2018
Selected Financial Data
Interest income	$44,945	$84,985
Interest expense	(26,994)	(50,196)
Provision for loan losses	282	195
Non-interest income	42,504	86,508
Non-interest expense	(41,863)	(80,884)
Income before provision for income taxes	18,874	40,608
Provision for income (taxes) benefit	(647)	(3,393)
Net income	$18,227	$37,215

Non-recurring pro-forma transaction costs directly attributable to the merger were $0.6 million and $8.4 million for the three and six months ended June 30, 2019, respectively, and have been deducted from the non-interest expense amount above. The Company excluded the bargain purchase gain of $30.7 million from the amount above.

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

Loan Portfolio

The following table summarizes the classification, unpaid principal balance (“UPB”), and carrying value of loans held by the Company including loans of consolidated VIEs:

	June 30, 2019		December 31, 2018
Loans (In Thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Acquired SBA 7(a) loans	$116,151	$149,922	$264,308	$283,423
Acquired loans	192,007	198,793	206,983	215,213
Acquired Transitional loans	96,391	97,770	—	—
Originated Transitional loans	193,219	195,043	272,981	275,237
Originated SBC loans, at fair value	20,409	20,078	22,664	22,325
Originated SBC loans	285,950	284,147	345,100	342,751
Originated SBA 7(a) loans	101,977	107,204	85,569	89,733
Originated Residential Agency loans	3,422	3,422	1,899	1,900
Total Loans, before allowance for loan losses	$1,009,526	$1,056,379	$1,199,504	$1,230,582
Allowance for loan losses	$(6,850)	—	$(6,112)	—
Total Loans, net	$1,002,676	$1,056,379	$1,193,392	$1,230,582
Loans in consolidated VIEs
Loans
Originated SBC loans	$689,233	$680,026	$432,308	$422,897
Acquired loans	765,771	772,841	343,156	354,794
Acquired SBA 7(a) loans	—	—	55,966	74,554
Originated Transitional loans	604,267	607,667	391,752	393,116
Total Loans, in consolidated VIEs, before allowance for loan losses	$2,059,271	$2,060,534	$1,223,182	$1,245,361
Allowance for loan losses on loans in consolidated VIEs	$(1,964)	—	$(2,208)	—
Total Loans, net, in consolidated VIEs	$2,057,307	$2,060,534	$1,220,974	$1,245,361
Total Loans, net, and Loans, net in consolidated VIEs	$3,059,983	$3,116,913	$2,414,366	$2,475,943
Loans, held for sale, at fair value
Originated Residential Agency loans	$125,550	$120,923	$67,775	$65,586
Originated Freddie Mac loans	35,684	35,037	23,322	22,973
Originated SBA 7(a) loans	12,008	11,132	21,153	19,669
Acquired loans	2,790	2,665	3,008	2,935
Acquired SBA 7(a) loans	1,475	1,367	—	—
Total Loans, held for sale, at fair value	$177,507	$171,124	$115,258	$111,163
Total Loan portfolio	$3,237,490	$3,288,037	$2,529,624	$2,587,106

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

The following tables display delinquency information on loans, net as of the consolidated balance sheet dates:

	June 30, 2019
Loans (In Thousands)	Current and less than 30 days past due	30-89 Days Past Due	90+ Days Past Due	Total Loans Carrying Value	Non-Accrual Loans	90+ Days Past Due but Accruing
Loans(1)(2)
Acquired SBA 7(a) loans	$106,326	$1,131	$6,903	$114,360	$11,542	$2,063
Acquired loans	936,985	5,990	10,516	953,491	10,208	2,940
Acquired Transitional loans	89,332	3,141	3,918	96,391	8,326	—
Originated Transitional loans	778,730	18,756	—	797,486	13,114	—
Originated SBC loans, at fair value	20,409	—	—	20,409	—	—
Originated SBC loans	944,900	11,537	18,352	974,789	21,770	—
Originated SBA 7(a) loans	101,246	377	205	101,828	2,177	157
Originated Residential Agency loans	1,192	—	2,230	3,422	2,230	—
Total Loans, before general allowance for loans losses	$2,979,120	$40,932	$42,124	$3,062,176	$69,367	$5,160
General allowance for loan losses				$(2,193)
Total Loans, net				$3,059,983
Percentage of outstanding	97.3%	1.3%	1.4%	100%	2.3%	0.2%
(1) Loan balances include specific allowance for loan losses.
(2) Includes Loans, net in consolidated VIEs

	December 31, 2018
Loans (In Thousands)	Current and less than 30 days past due	30-89 Days Past Due	90+ Days Past Due	Total Loans Carrying Value	Non-Accrual Loans	90+ Days Past Due but Accruing
Loans(1)(2)
Acquired SBA 7(a) loans	$299,080	$14,943	$4,465	$318,488	$17,916	$1,043
Acquired loans	524,930	7,213	13,552	545,695	11,447	3,811
Originated Transitional loans	659,103	5,630	—	664,733	—	—
Originated SBC loans, at fair value	22,664	—	—	22,664	—	—
Originated SBC loans	748,146	12,367	16,895	777,408	16,895	—
Originated SBA 7(a) loans	83,076	2,178	162	85,416	1,666	—
Originated Residential Agency loans	337	—	1,562	1,899	1,562	—
Total Loans, before allowance for loans losses	$2,337,336	$42,331	$36,636	$2,416,303	$49,486	$4,854
General allowance for loan losses				$(1,937)
Total Loans, net				$2,414,366
Percentage of outstanding	96.7%	1.8%	1.5%	100%	2.0%	0.2%
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

The following tables presents quantitative information on the credit quality of loans, net as of the consolidated balance sheet dates:

	Loan-to-Value (a)
(In Thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
June 30, 2019
Loans(1) (2)
Acquired SBA 7(a) loans	$3,548	$18,179	$28,099	$26,379	$17,765	$20,390	$114,360
Acquired loans	206,954	296,396	215,613	109,508	98,739	26,281	953,491
Acquired Transitional loans	3,585	12,373	36,930	36,726	6,777	—	96,391
Originated Transitional loans	—	29,450	153,126	557,343	57,434	133	797,486
Originated SBC loans, at fair value	—	8,566	—	6,410	5,433	—	20,409
Originated SBC loans	—	49,038	409,055	492,545	18,118	6,033	974,789
Originated SBA 7(a) loans	147	4,924	13,437	34,789	14,798	33,733	101,828
Originated Residential Agency loans	—	—	111	1,410	1,484	417	3,422
Total Loans, before general allowance for loans losses	$214,234	$418,926	$856,371	$1,265,110	$220,548	$86,987	$3,062,176
General allowance for loan losses							$(2,193)
Total Loans, net							$3,059,983
Percentage of outstanding	7.0%	13.7%	28.0%	41.3%	7.2%	2.8%
December 31, 2018
Loans(1) (2)
Acquired SBA 7(a) loans	$6,337	$38,150	$100,578	$93,411	$33,750	$46,262	$318,488
Acquired loans	118,198	165,567	136,206	70,017	40,003	15,704	545,695
Originated Transitional loans	—	29,245	178,861	348,967	101,513	6,147	664,733
Originated SBC loans, at fair value	—	8,600	—	6,328	7,736	—	22,664
Originated SBC loans	—	48,259	271,311	457,838	—	—	777,408
Originated SBA 7(a) loans	393	3,200	10,642	24,387	16,473	30,321	85,416
Originated Residential Agency loans	—	—	111	952	734	102	1,899
Total Loans, before allowance for loans losses	$124,928	$293,021	$697,709	$1,001,900	$200,209	$98,536	$2,416,303
General allowance for loan losses							$(1,937)
Total Loans, net							$2,414,366
Percentage of outstanding	5.2%	12.1%	28.9%	41.5%	8.3%	4.0%
(a) Loan-to-value is calculated as carrying amount as a percentage of current collateral value
(1) Loan balances include specific allowance for loan loss reserves.
(2) Includes Loans, net in consolidated VIEs

As of June 30, 2019 and December 31, 2018, the Company’s total carrying amount of loans in the foreclosure process was $1.9 million and $1.4 million, respectively.

The following table displays the geographic concentration of the Company’s loans, net, secured by real estate recorded on our unaudited interim consolidated balance sheets.

Geographic Concentration (Unpaid Principal Balance)	June 30, 2019	December 31, 2018
California	18.9%	14.1%
Texas	13.1	11.3
Florida	8.8	10.8
New York	8.6	6.3
Illinois	4.8	3.8
Georgia	4.7	5.3
Arizona	3.9	5.0
North Carolina	3.1	3.7
Pennsylvania	2.5	3.8
Washington	2.5	2.8
Other	29.1	33.1
Total	100.0%	100.0%

The following table displays the collateral type concentration of the Company’s loans, net, on our unaudited interim consolidated balance sheets.

Collateral Concentration (Unpaid Principal Balance)	June 30, 2019	December 31, 2018
Multi-family	29.0%	23.3%
Retail	20.6	18.5
Office	14.1	15.1
Mixed Use	12.4	9.6
SBA(1)	8.3	18.1
Industrial	7.3	8.2
Lodging/Residential	2.9	2.4
Other	5.4	4.8
Total	100.0%	100.0%
(1) Further detail provided on SBA collateral concentration is included in table below.

The following table displays the collateral type concentration of the Company’s SBA loans within loans, net, on our unaudited interim consolidated balance sheets.

Collateral Concentration (Unpaid Principal Balance)	June 30, 2019	December 31, 2018
Offices of Physicians	13.6%	17.7%
Child Day Care Services	9.6	9.9
Hotels, Motels & Tourist Courts	7.9	3.8
Eating Places	7.2	5.4
Lodging	6.1	10.1
Veterinarians	5.0	6.8
Gasoline Service Stations	3.8	2.3
Funeral Service & Crematories	3.1	2.3
Grocery Stores	2.5	3.8
Auto	2.0	2.7
Other	39.2	35.2
Total	100.0%	100.0%

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

The following tables detail the allowance for loan losses by loan product and impairment methodology as of the unaudited interim consolidated balance sheet dates:

	June 30, 2019
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Acquired Transitional loans	Total Allowance for loan losses
General	$25	$367	$784	$406	$545	$66	$2,193
Specific	396	-	1,162	938	149	-	2,645
PCI	-	-	3,126	850	-	-	3,976
Ending balance	$421	$367	$5,072	$2,194	$694	$66	$8,814

	December 31, 2018
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Acquired Transitional loans	Total Allowance for loan losses
General	$11	$353	$608	$532	$433	$-	$1,937
Specific	-	-	1,012	823	153	-	1,988
PCI	-	-	3,432	963	-	-	4,395
Ending balance	$11	$353	$5,052	$2,318	$586	$-	$8,320

The following tables detail the activity of the allowance for loan losses for loans, held-for-investment:

	Three Months Ended June 30, 2019
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Acquired Transitional loans	Total Allowance for loan losses
Beginning balance	$-	$222	$5,041	$2,274	$740	$-	$8,277
Provision for (Recoveries of) loan losses	421	145	161	601	(46)	66	1,348
Charge-offs and sales	-	-	-	(630)	-	-	(630)
Recoveries	-	-	(130)	(51)	-	-	(181)
Ending balance	$421	$367	$5,072	$2,194	$694	$66	$8,814

	Three Months Ended June 30, 2018
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Acquired Transitional loans	Total Allowance for loan losses
Beginning balance	$227	$338	$6,544	$2,990	$434	$-	$10,533
Provision for (Recoveries of) loan losses	(129)	(115)	90	(353)	110	-	(397)
Charge-offs and sales			(60)	(73)		-	(133)
Recoveries	-		(407)	70		-	(337)
Ending balance	$98	$223	$6,167	$2,634	$544	$-	$9,666

	Six Months Ended June 30, 2019
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Acquired Transitional loans	Total Allowance for loan losses
Beginning balance	$11	$353	$5,052	$2,318	$586		$8,320
Provision for (Recoveries of) loan losses	410	14	495	773	108	66	1,866
Charge-offs and sales	-	-	-	(962)	-		(962)
Recoveries	-	-	(475)	65	-		(410)
Ending balance	$421	$367	$5,072	$2,194	$694	$66	$8,814

	Six Months Ended June 30, 2018
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Acquired Transitional loans	Total Allowance for loan losses
Beginning balance	$637	$-	$7,264	$3,527	$318	$-	$11,746
Provision for loan losses	(370)	223	230	(538)	226	-	(229)
Charge-offs and sales	(169)	-	(284)	(522)	-	-	(975)
Recoveries	-	-	(1,043)	167	-	-	(876)
Ending balance	$98	$223	$6,167	$2,634	$544	$-	$9,666

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

(In Thousands)	June 30, 2019	December 31, 2018
Impaired loans
With an allowance	$21,251	$9,734
Without an allowance	40,383	33,082
Total recorded carrying value of impaired loans	$61,634	$42,816
Allowance for loan losses related to impaired loans	$(2,738)	$(1,989)
Unpaid principal balance of impaired loans	$68,796	$49,128
Impaired loans on non-accrual status	$61,634	$42,816

Average carrying value of impaired loans	$65,455	$36,675

	June 30, 2019	June 30, 2018
Interest income on impaired loans for the three months ended	$328	$20
Interest income on impaired loans for the six months ended	$934	$22

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

The following table summarizes the recorded investment of TDRs on the unaudited interim consolidated balance sheet dates by loan type.

	June 30, 2019			December 31, 2018
(In Thousands)	SBC	SBA	Total	SBC	SBA	Total
Recorded carrying value modified loans classified as TDRs	$5,113	$9,434	$14,547	$1,825	$17,344	$19,169
Allowance for loan losses on loans classified as TDRs	$256	$273	$529	$321	$278	$599

Carrying value of modified loans classified as TDRs
Carrying value of modified loans classified as TDRs on accrual status	$1,669	$2,691	$4,360	$1,696	$7,375	$9,071
Carrying value of modified loans classified as TDRs on non-accrual status	3,444	6,743	10,187	129	9,969	10,098
Total carrying value of modified loans classified as TDRs	$5,113	$9,434	$14,547	$1,825	$17,344	$19,169

The following table summarizes the TDR activity that occurred during the three and six months ended June 30, 2019 and 2018 and the financial effects of these modifications.

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(In Thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	-	5	5	-	11	11
Pre-modification recorded balance (a)	$-	$193	$193	$-	$918	$918
Post-modification recorded balance (a)	-	180	180	-	917	917

Number of loans that remain in default as of June 30, 2019 (b)	-	-	-	-	-	-
Balance of loans that remain in default as of June 30, 2019 (b)	$-	$-	$-	$-	$-	$-

Concession granted (a):
Term extension	$-	$184	$184	$-	$865	$865
Interest rate reduction	-	-	-	-	-	-
Principal reduction	-	-	-	-	-	-
Foreclosure	-	-	-	-	23	23
Total	$-	$184	$184	$-	$888	$888
(a) Represents carrying value.

(b) Represents the June 30, 2019 carrying values of the TDRs that occurred during the three months ended June 30, 2019 and 2018 that remained in default as of June 30, 2019. Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected.  For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(In Thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	1	14	15	-	22	22
Pre-modification recorded balance (a)	$103	$1,872	$1,975	$-	$2,038	$2,038
Post-modification recorded balance (a)	103	1,829	1,932	-	2,140	2,140

Number of loans that remain in default as of June 30, 2019 (b)	1	5	6	-	1	1
Balance of loans that remain in default as of June 30, 2019 (b)	$105	$299	$404	$-	$-	$-

Concession granted (a):
Term extension	$-	$1,411	$1,411	$-	$2,000	$2,000
Interest rate reduction	-	-	-	-	-	-
Principal reduction	-	-	-	-	-	-
Foreclosure	105	217	322	-	87	87
Total	$105	$1,628	$1,733	$-	$2,087	$2,087
(a) Represents carrying value.

(b) Represents the June 30, 2019 carrying values of the TDRs that occurred during the year ended June 30, 2019 and 2018 that remained in default as of June 30, 2019. Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected.  For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

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

Loans, held-for-investment are accounted for under ASC 310-10 or ASC 310-30 depending on whether there is evidence of credit deterioration at the time of acquisition. The outstanding carrying amount of our held-for-investment loan portfolio broken down by ASC 310-10 (non-PCI loans) and ASC 310-30 (PCI loans) is as follows:

	June 30, 2019		December 31, 2018
	Non-PCI	PCI	Non-PCI	PCI
(In Thousands)	Loans	Loans	Loans	Loans
Unpaid principal balance	$3,014,416	$82,419	$2,361,155	$92,463
Non-accretable discount	—	(6,908)	—	(6,040)
Accretable discount	(29,363)	(12,176)	(31,533)	(16,023)
Loans, held-for-investment	2,985,053	63,335	2,329,622	70,400
Allowance for loan losses	(4,839)	(3,975)	(3,925)	(4,395)
Loans, held-for-investment	$2,980,214	$59,360	$2,325,697	$66,005

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Beginning accretable discount- PCI loans	$14,092	$20,994	$16,023	$23,749
Purchases/Originations	0	514	—	514
Sales	(996)	(838)	(1,275)	(1,494)
Accretion	(1,069)	(1,266)	(1,986)	(2,975)
Other	36	(67)	177	344
Transfers	113	148	(763)	(653)
Ending accretable discount- PCI loans	$12,176	$19,485	$12,176	$19,485

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

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of June 30, 2019:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Loans, held for sale, at fair value	$—	$177,507	$—	$177,507
Loans, net, at fair value	—	—	20,409	20,409
Mortgage backed securities, at fair value	—	62,752	36,655	99,407
Derivative instruments, at fair value	—	—	3,670	3,670
Residential mortgage servicing rights, at fair value	—	—	85,658	85,658
Total assets	$—	$240,259	$146,392	$386,651

Liabilities:
Derivative instruments, at fair value	$—	$9,032	$—	$9,032
Total liabilities	$—	$9,032	$—	$9,032

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2018:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash held in money market funds	$586	$—	$—	$586
Loans, held for sale, at fair value	—	115,258	—	115,258
Loans, net, at fair value	—	—	22,664	22,664
Mortgage backed securities, at fair value	—	79,789	12,148	91,937
Derivative instruments, at fair value	—	294	1,776	2,070
Residential mortgage servicing rights, at fair value	—	—	93,065	93,065
Total assets	$586	$195,341	$129,653	$325,580

Liabilities:
Derivative instruments, at fair value	$—	$3,625	$—	$3,625
Contingent consideration	—	—	1,207	1,207
Total liabilities	$—	$3,625	$1,207	$4,832

The following table presents a summary of changes in the fair value of loans, held at fair value, classified as Level 3:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Beginning Balance	$22,595	$40,430	$22,664	$188,150
Realized gains (losses), net	(165)	(52)	(166)	(55)
Unrealized gains (losses), net	144	(651)	105	(1,413)
Originations	—	—	—	150
Sales	(2,141)	—	(2,141)	—
Principal payments	(24)	(2,038)	(53)	(6,704)
Transfer to loans, held-for-investment	—	(3,335)	—	(145,774)
Ending Balance	$20,409	$34,354	$20,409	$34,354

Unrealized gains (losses) on loans, held at fair value held on June 30, 2019 and December 31, 2018 and classified as Level 3 were $0.2 million and $0.3 million, respectively.

The following table presents a summary of changes in the fair value of MBS, at fair value classified as Level 3:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Beginning Balance	$27,200	$22,736	$12,148	$8,063
Accreted discount, net	44	63	46	84
Realized gains, net	127	148	107	271
Unrealized gains (losses), net	200	2,636	289	2,866
Purchases	9,593	—	9,593	—
Sales / Principal payments	(567)	(449)	(669)	(966)
Transfer to (from) Level 3	58	(25,008)	15,141	(10,192)
Ending Balance	$36,655	$126	$36,655	$126

Unrealized gains on MBS at fair value held on June 30, 2019 and December 31, 2018 and classified as Level 3 were $2.7 million and $0.1 million, respectively.

Refer to “Note 9 – Servicing rights” for activity relating to the changes in the fair value of the Company’s residential mortgage servicing rights. Unrealized gains on residential mortgage servicing rights, at fair value held on June 30, 2019 and December 31, 2018 and classified as Level 3 were $2.7 million and $8.6 million, respectively.

The following table presents a summary of changes in the fair value of derivatives instruments, at fair value classified as Level 3:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Beginning Balance	$2,483	$3,470	$1,776	$1,827
Unrealized gains (losses)	1,187	(638)	1,894	1,005
Ending Balance	$3,670	$2,832	$3,670	$2,832

Unrealized gains on derivatives held on June 30, 2019 and December 31, 2018 and classified as Level 3 were $3.7 million and $1.8 million, respectively.

The following table presents a summary of changes in the fair value of contingent consideration classified as Level 3:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Beginning Balance	$—	$10,732	$1,207	$10,016
Earn-out payments	—	(8,967)	(1,207)	(8,333)
Amortization and adjustment for earn-out payments	—	(79)	—	3
Ending Balance	$—	$1,686	$—	$1,686

As of June 30, 2019 and December 31, 2018, there was no unrealized gain (loss) on contingent consideration.

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

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level 3 of the fair value hierarchy as of June 30, 2019 using third party information without adjustment:

		Predominant			Weighted
		Valuation			Average Price
(In Thousands, except price)	Fair Value	Technique	Type	Price Range	(a)
Loans, held at fair value	$20,409	Single External Source	Third Party Mark	$99.69 – 109.24	$101.65
Mortgage backed securities, at fair value	36,540	Broker Quotes	Third Party Mark	21.78 – 97.50	76.89
Mortgage backed securities, at fair value	115	Transaction Price	Transaction Price	99.00 – 99.00	99.00
Residential mortgage servicing rights, at fair value	85,658	Single external source	Discounted cash flow	N/A	N/A

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

Financial instruments not carried at fair value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the unaudited interim consolidated balance sheets and are classified as Level 3:

	June 30, 2019		December 31, 2018
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Loans, net	$3,039,574	$3,141,194	$2,391,702	$2,434,185
Servicing rights	29,103	33,797	26,997	28,441
Total assets	$3,068,677	$3,174,991	$2,418,699	$2,462,626
Liabilities:
Secured borrowings	$988,868	$988,868	$834,547	$834,547
Securitized debt obligations of consolidated VIEs, net	1,567,113	1,606,181	905,367	918,536
Senior secured note, net	179,086	189,683	178,870	176,981
Guaranteed loan financing	28,445	30,761	229,678	236,804
Convertible notes, net	110,506	112,972	109,979	101,581
Corporate debt, net	48,795	50,619	48,457	48,457
Total liabilities	$2,922,813	$2,979,084	$2,306,898	$2,316,906

Other assets totaling $20.3 million at June 30, 2019 and $14.5 million at December 31, 2018 are not carried at fair value and include due from servicers and accrued interest, which are reflected in Note 19. Receivable from third parties totaling $2.8 million at June 30, 2019 and $8.9 million at December 31, 2018 are not carried at fair value. For these instruments, carrying value approximates fair value and are classified as Level 3.

Accounts payable and other accrued liabilities totaling $15.3 million at June 30, 2019 and $16.8 million at December 31, 2018 are not carried at fair value and include Payable to related parties and Accrued interest payable which are included in Note 19. For these instruments, carrying value approximates fair value and are classified as Level 3.

Note 8 – Mortgage Backed Securities

The following table presents certain information about the Company’s MBS portfolio, which are classified as trading securities and carried at fair value, as of June 30, 2019 and December 31, 2018.

		Weighted
	Weighted	Average				Gross	Gross
	Average	Interest	Principal	Amortized		Unrealized	Unrealized
(In Thousands)	Maturity (a)	Rate (a)	Balance	Cost	Fair Value	Gains	Losses
June 30, 2019
Mortgage backed securities, at fair value
Freddie Mac Loans	06/2037	4.7%	$91,784	$67,203	$73,045	$5,842	$—
Commercial Loans	01/2051	5.3	36,253	25,603	26,247	698	(54)
Tax Liens	09/2026	6.0	116	116	115	—	(1)
Total Mortgage backed securities, at fair value	04/2041	4.8%	$128,153	$92,922	$99,407	$6,540	$(55)
December 31, 2018
Mortgage backed securities, at fair value
Freddie Mac Loans	05/2037	4.5%	$97,066	$70,819	$75,591	$4,826	$(54)
Commercial Loans	11/2049	5.5	20,666	16,228	16,231	30	(27)
Tax Liens	09/2026	6.0	116	116	115	—	(1)
Total Mortgage backed securities, at fair value	07/2039	4.7%	$117,848	$87,163	$91,937	$4,856	$(82)

(a)	Weighted based on current principal balance

The following table presents certain information about the maturity of the Company’s MBS portfolio as of June 30, 2019 and December 31, 2018.

	Weighted
	Average
	Interest	Principal	Amortized
(In Thousands)	Rate (a)	Balance	Cost	Fair Value
June 30, 2019
Mortgage backed securities, at fair value
After five years through ten years	11.0%	$2,881	$2,638	$2,937
After ten years	4.7	125,272	90,284	96,470
Total Mortgage backed securities, at fair value	4.8%	$128,153	$92,922	$99,407
December 31, 2018
Mortgage backed securities, at fair value
After five years through ten years	10.6%	$3,406	$3,103	$3,520
After ten years	4.5	114,442	84,060	88,417
Total	4.7%	$117,848	$87,163	$91,937

(a)	Weighted based on current principal balance.
(b)
(c)

Note 9 - Servicing rights

The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The Company’s servicing fees are specified by pooling and servicing agreements.

The following table presents information about the Company’s portfolios of servicing rights:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
SBA servicing rights, at amortized cost
Beginning net carrying amount	$16,448	$16,318	$16,749	$16,684
Additions due to loans sold, servicing retained	1,842	1,113	2,775	1,805
Acquisitions	—	362	—	362
Amortization	(838)	(853)	(1,660)	(1,739)
Impairment	548	6	136	(166)
Ending net carrying value of SBA servicing rights	$18,000	$16,946	$18,000	$16,946
Freddie Mac multi-family servicing rights, at amortized cost
Beginning net carrying amount	$10,986	$6,704	$10,248	$5,059
Additions due to loans sold, servicing retained	680	2,452	1,947	4,390
Amortization	(563)	(382)	(1,092)	(675)
Ending net carrying value of Freddie Mac multi-family servicing rights	$11,103	$8,774	$11,103	$8,774
Ending net carrying value of SBA and Freddie Mac multi-family servicing rights, at amortized cost	$29,103	$25,720	$29,103	$25,720
Residential mortgage servicing rights, at fair value
Beginning Balance	$88,218	$81,591	$93,065	$72,295
Additions due to loans sold, servicing retained	5,861	5,449	9,454	11,155
Loan pay-offs	(2,082)	(1,784)	(3,394)	(3,082)
Unrealized gains (losses)	(6,339)	298	(13,467)	5,186
Ending fair value of residential mortgage servicing rights	$85,658	$85,554	$85,658	$85,554
Total servicing rights	$114,761	$111,274	$114,761	$111,274

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

The following table presents additional information about the Company’s SBA and Freddie Mac multi-family servicing rights:

	As of June 30, 2019		As of December 31, 2018
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Carrying Value	Amount	Carrying Value
SBA	$565,563	$18,000	$506,155	$16,749
Freddie Mac multi-family	1,051,751	11,103	964,377	10,248
Total	$1,617,314	$29,103	$1,470,532	$26,997

The significant assumptions used in the June 30, 2019 and December 31, 2018 estimated valuation of the Company’s SBA and Freddie Mac multi-family servicing rights carried at amortized cost include:

	June 30, 2019				December 31, 2018
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA servicing rights (at amortized cost)
• Forward prepayment rate	4.6	-	21.3%	8.6%	3.8	-	20.2%	9.2%
• Forward default rate	0.0	-	11.9%	7.5%	0.0	-	12.2%	6.4%
• Discount rate	9.9	-	9.9%	9.9%	12.0	-	12.0%	12.0%
• Servicing expense	0.4	-	0.4%	0.4%	0.4	-	0.4%	0.4%

Freddie Mac multi-family servicing rights (at amortized cost)
• Forward prepayment rate	0.0	-	35.0%	5.2%	0.0	-	35.0%	5.0%
• Forward default rate	0.0	-	2.0%	2.0%	0.0	-	2.0%	1.3%
• Discount rate	6.0	-	6.0%	6.0%	12.0	-	12.0%	12.0%
• Servicing expense	0.2	-	0.2%	0.2%	0.2	-	0.2%	0.2%

These assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the carrying amount of the Company’s SBA and Freddie Mac multi-family servicing rights.

(In Thousands)	June 30, 2019	December 31, 2018
SBA servicing rights (at amortized cost)
• Forward prepayment rate
10% adverse change	$(529)	$(470)
20% adverse change	(1,031)	(915)

• Default rate
10% adverse change	$(94)	$(63)
20% adverse change	(186)	(125)

• Discount rate
10% adverse change	$(597)	$(579)
20% adverse change	(1,157)	(1,118)

Freddie Mac multi-family servicing rights (at amortized cost)
• Forward prepayment rate
10% adverse change	$(109)	$(63)
20% adverse change	(216)	(124)

• Default rate
10% adverse change	$(17)	$(11)
20% adverse change	(33)	(22)

• Discount rate
10% adverse change	$(312)	$(490)
20% adverse change	(613)	(791)

The estimated future amortization expense for the servicing rights is expected to be as follows:

(In Thousands)	June 30, 2019
2019	$2,831
2020	5,135
2021	4,495
2022	3,932
2023	3,414
Thereafter	9,296
Total	$29,103

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

The following table presents additional information about the Company’s residential mortgage servicing rights carried at fair value:

	As of June 30, 2019		As of December 31, 2018
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Fair Value	Amount	Fair Value
Fannie Mae	$3,065,213	$32,530	$2,848,435	$34,562
Ginnie Mae	2,308,720	25,081	2,350,301	29,586
Freddie Mac	2,402,396	28,047	2,267,943	28,917
Total	$7,776,329	$85,658	$7,466,679	$93,065

The significant assumptions used in the June 30, 2019 and December 31, 2018 valuation of the Company’s residential mortgage servicing rights carried at fair value include:

	June 30, 2019				December 31, 2018
	Range of input values			Weighted Average	Range of input values			Weighted Average
Residential mortgage servicing rights (at fair value)
• Forward prepayment rate	6.6	-	16.1%	9.9%	6.1	-	13.9%	8.4%
• Discount rate	9.0	-	11.0%	9.6%	9.0	-	11.1%	9.7%
• Servicing expense	$ 70	-	$ 85	$ 75	$ 70	-	$ 85	$ 75

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the fair value of the Company’s residential mortgage servicing rights.

(In Thousands)	June 30, 2019	December 31, 2018
Prepayment rate
10% adverse change	$(3,671)	$(3,281)
20% adverse change	(7,058)	(6,330)
Discount rate
10% adverse change	$(3,257)	$(3,716)
20% adverse change	(6,280)	(7,159)
Cost of servicing
10% adverse change	$(1,606)	$(1,683)
20% adverse change	(3,212)	(3,365)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Realized and unrealized gains and losses of residential mortgage loans held for sale, at fair value	$13,886	$11,795	$24,085	$18,074
Creation of new mortgage servicing rights, net of payoffs	3,779	3,665	6,060	8,073
Loan origination fee income on residential mortgage loans	2,624	2,663	4,367	4,838
Unrealized gains (loss) on IRLCs and other derivatives	732	(868)	1,096	293
Residential mortgage banking activities	$21,021	$17,255	$35,608	$31,279

Variable expenses on residential mortgage banking activities	$(13,501)	$(7,493)	$(22,677)	$(9,783)

Note 11 – Secured Borrowings

The following tables present certain characteristics of our secured borrowings:

				Pledged Assets Carrying Value at		Carrying Value of Borrowing at
(In Thousands)	Maturity	Pricing	Facility Size	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Borrowings under credit facilities
JPMorgan - Commercial (1)	May 2020	1M L + 2.00 to 2.50%	$225,000	$157,334	$85,393	$127,983	$68,417
Keybank - Commercial (2)	February 2020	1M L + 1.50%	125,000	35,684	23,322	35,037	22,973
East West - Commercial (3)	July 2020	Prime - 0.821 to + 0.29%	50,000	54,017	37,255	41,113	27,443
Comerica - Residential (4)	September 2019	1M L + 1.75%	125,000	79,024	35,860	74,580	40,231
Associated Bank - Residential (4)	August 2019	1M L + 1.75%	40,000	19,265	13,653	18,165	15,907
Origin Bank - Residential (4)	May 2020	Variable Pricing	50,000	28,084	16,831	26,512	12,870
East West - Residential (4)	September 2023	1M L + 2.50%	50,000	60,577	63,479	38,300	8,500
Rabobank - Commercial (5)	January 2021	4.22%	14,500	19,950	—	12,681	—
FCB - Commercial (6)	June 2021	2.75%	2,158	2,686	3,219	2,114	2,974
Total borrowings under credit facilities (10)			$681,658	$456,621	$279,012	$376,485	$199,315
Borrowings under repurchase agreements
Citibank - Commercial (8)	August 2019	1M L + 1.875 to 2.125%	$500,000	$256,871	$230,140	$217,072	$194,117
Deutsche Bank- Commercial (6)	February 2020	3M L + 2.30 to 2.80%	300,000	188,840	310,797	144,900	239,972
JPMorgan - Commercial (7)	December 2020	1M L + 2.25 to 4.00%	200,000	96,413	144,337	61,302	96,343
JPMorgan - MBS (9)	September 2019	3.67 to 5.10%	42,907	66,806	39,882	42,907	24,881
Deutsche Bank - MBS (9)	August 2019	4.17 to 4.59%	39,524	59,331	24,536	39,524	17,425
Bank of America - MBS (9)	July 2019	3.03 to 3.38%	45,863	54,249	—	45,863	—
RBC - MBS (9)	October 2019	3.73 to 4.17%	60,815	81,167	83,818	60,815	62,494
Total borrowings under repurchase agreements (11)			$1,189,109	$803,677	$833,510	$612,383	$635,232
Total secured borrowings			$1,870,767	$1,260,298	$1,112,522	$988,868	$834,547
(1)	Borrowings are used to finance SBC and SBA loan acquisitions, and SBA loan originations.
(2)	Borrowings are used to finance Freddie Mac SBC loan originations.
(3)	Borrowings are used to finance SBA loan acquisitions and loan originations.
(4)	Borrowings are used to finance Residential Agency loan originations.
(5)	Borrowings are used to finance Real estate acquired in settlement of loans.
(6)	Borrowings are used to finance SBC loan originations, Transitional loan originations, and SBC loan acquisitions.
(7)	Borrowings are used to finance SBC loan originations and Transitional loan originations.
(8)	Borrowings are used to finance SBC loan originations and SBC loan acquisitions.
(9)	Borrowings are used to finance Mortgage backed securities and Retained interests in consolidated VIE's.
(10)	The weighted average interest rate of borrowings under credit facilities was 4.2% and 4.6% as of June 30, 2019 and December 31, 2018, respectively.
(11)	The weighted average interest rate of borrowings under repurchase agreements was 5.0% and 4.0% as of June 30, 2019 and December 31, 2018, respectively.

The following table presents the carrying value of the Company’s collateral pledged with respect to secured borrowings and promissory note payable outstanding with our lenders:

	Pledged Assets Carrying Value at
(In Thousands)	June 30, 2019	December 31, 2018
Collateral pledged - borrowings under credit facilities
Loans, net	$376,094	$215,533
Mortgage servicing rights	60,577	63,479
Real estate acquired in settlement of loans	19,950	—
Total collateral pledged on borrowings under credit facilities	$456,621	$279,012
Collateral pledged - borrowings under repurchase agreements
Loans, net	$542,124	$685,274
Mortgage backed securities	85,871	112,552
Retained interest in assets of consolidated VIEs	175,682	35,684
Total collateral pledged on borrowings under repurchase agreements	$803,677	$833,510
Total collateral pledged on secured borrowings	$1,260,298	$1,112,522

The agreements governing the Company’s secured borrowings and promissory note require the Company to maintain certain financial and debt covenants. The Company was in compliance with all debt and financial covenants as of June 30, 2019 and December 31, 2018.

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

As of June 30, 2019, we were in compliance with all covenants with respect to the Senior Secured Notes.

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

At issuance, we allocated $112.7 million and $2.3 million of the carrying value of the Convertible Notes to its debt and equity components, respectively, before the allocation of deferred financing costs. As of June 30, 2019, we were in compliance with all covenants with respect to the Convertible Notes.

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

As of June 30, 2019, we were in compliance with all covenants with respect to the corporate debt.

The following table presents the components of the Senior Secured Notes, Convertible Notes, and Corporate debt, including the carrying value for the aggregate contractual maturities, on the unaudited interim consolidated balance sheet:

(in thousands, except rates)	Coupon Rate	Maturity Date	June 30, 2019
Senior secured notes principal amount(1)	7.50%	2/15/2022	$180,000
Unamortized premium - Senior secured notes			2,034
Unamortized deferred financing costs - Senior secured notes			(2,948)
Total Senior secured notes, net			$179,086
Convertible notes - principal amount (2)	7.00%	8/15/2023	115,000
Unamortized discount - Convertible notes (3)			(1,629)
Unamortized deferred financing costs - Convertible notes			(2,865)
Total Convertible notes, net			$110,506
Corporate debt principal amount(4)	6.50%	4/30/2021	$50,000
Unamortized deferred financing costs - Corporate debt			(1,205)
Total Corporate debt, net			$48,795
Total carrying amount of debt components			$338,387
Total carrying amount of conversion option of equity components recorded in equity			$1,629
(1)	Interest on the Senior Secured Notes is payable semiannually on each February 15 and August 15, beginning on August 15, 2017.
(2)	Interest on the Convertible Notes is payable quarterly on February 15, May 15, August 15, and November 15 of each year, beginning on November 15, 2017.
(3)	Represents the discount created by separating the conversion option from the debt host instrument.
(4)	Interest on the corporate debt is payable January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018.

The following table presents the contractual maturities of the Senior Secured Notes, Convertible Notes, and Corporate debt:

(In Thousands)	June 30, 2019
2019	$—
2020	—
2021	48,795
2022	179,086
2023	110,506
Thereafter	—
Total	$338,387

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

The following table presents guaranteed loan financing and the related interest rates and maturity dates:

	Weighted	Range of
	Average	Interest	Range of
(In Thousands)	Interest Rate	Rates	Maturities (Years)	Ending Balance
June 30, 2019	3.66%	3.46 – 8.25%	2019 - 2037	$28,445
December 31, 2018	4.46%	1.70 – 8.00%	2019 - 2038	$229,678

The following table summarizes contractual maturities of total guaranteed loan financing outstanding:

(In Thousands)	June 30, 2019
2019	$154
2020	460
2021	531
2022	149
2023	421
Thereafter	26,730
Total	$28,445

Our guaranteed loan financings are secured by loans, net of $37.0 million and $249.2 million as of June 30, 2019 and December 31, 2018, respectively.

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

The consolidation of the securitization transactions includes the senior securities issued to third parties which are shown as securitized debt obligations of consolidated VIEs on the consolidated balance sheets. The following table presents additional information on the Company’s securitized debt obligations:

	June 30, 2019			December 31, 2018
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(In Thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
Waterfall Victoria Mortgage Trust 2011-SBC2	$9,383	$9,383	5.5%	$12,226	$12,226	5.4%
ReadyCap Lending Small Business Trust 2015-1	—	—	3.8	3,397	1,180	3.4
Sutherland Commercial Mortgage Trust 2017-SBC6	55,919	54,939	3.4	69,764	68,574	3.3
Sutherland Commercial Mortgage Trust 2018-SBC7	173,542	171,071	4.7	205,451	202,491	4.7
Sutherland Commercial Mortgage Trust 2019-SBC8	246,218	243,377	2.9	—	—	—
ReadyCap Commercial Mortgage Trust 2014-1	29,198	29,210	5.6	36,108	36,129	4.5
ReadyCap Commercial Mortgage Trust 2015-2	90,904	87,721	4.3	110,497	106,755	4.2
ReadyCap Commercial Mortgage Trust 2016-3	44,280	42,594	4.1	63,945	62,053	3.7
ReadyCap Commercial Mortgage Trust 2018-4	138,003	133,974	3.9	144,701	140,314	3.9
ReadyCap Commercial Mortgage Trust 2019-5	349,556	338,850	4.1	—	—	—
Ready Capital Mortgage Financing 2017-FL1	21,500	20,991	5.4	63,615	61,902	3.7
Ready Capital Mortgage Financing 2018-FL2	173,675	171,138	3.7	217,057	213,743	3.4
Ready Capital Mortgage Financing 2019-FL3	267,904	263,865	3.8	—	—	—
Total	$1,600,082	$1,567,113	3.9%	$926,761	$905,367	4.0%

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

Third-party sponsored securitizations

For third-party sponsored securitizations, we determined that we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact the economic performance of these entities. Specifically, we do not manage these entities or otherwise solely hold decision making powers that are significant, which include special servicing decisions. As a result of this assessment, we do not consolidate any of the underlying assets and liabilities of these trusts, we only account for our specific interests in them.

Other VIEs

Other VIEs include a variable interest that we hold in an acquired joint venture investment that we account for as an equity method investment. We do not consolidate these entities because we do not have the power to direct the activities that most significantly impact their economic performance, we only account for our specific interest in them.

Assets and Liabilities of Consolidated VIEs

The following table reflects the securitized assets and liabilities for VIEs that we consolidate on our consolidated balance sheets:

(In Thousands)	June 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$45	$—
Restricted cash	22,051	11,643
Loans, net	2,057,307	1,220,974
Real estate acquired in settlement of loans	—	176
Accrued interest	11,077	6,750
Due from servicers	18,230	11,514
Total assets	$2,108,710	$1,251,057
Liabilities:
Securitized debt obligations of consolidated VIEs, net	1,567,113	905,367
Total liabilities	$1,567,113	$905,367

Assets of Unconsolidated VIEs

The following table reflects our variable interests in identified VIEs, of which we are not the primary beneficiary, as of June 30, 2019 and December 31, 2018:

	Carrying Amount		Maximum Exposure to Loss (1)
(In Thousands)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Assets:
Mortgage backed securities, at fair value(2)	$82,610	$75,591	$82,610	$75,591
Investment in unconsolidated joint ventures	47,551	33,438	47,551	33,438
Total assets in unconsolidated VIEs	$130,161	$109,029	$130,161	$109,029
(1) Maximum exposure to loss is limited to the greater of the fair value or carrying value of the assets as of the consolidated balance sheet date.
(2) Retained interest in third-party sponsored securitizations.

Note 15 – Interest Income and Interest Expense

Interest income and interest expense are recorded in the unaudited interim consolidated statements of income and classified based on the nature of the underlying asset or liability.

The following table presents the components of interest income and expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Interest income
Loans
Acquired SBA 7(a) loans	$4,288	$7,968	$11,469	$15,840
Acquired loans	15,012	12,707	25,265	22,166
Originated Transitional loans	17,056	10,038	31,241	18,950
Originated SBC loans, at fair value	354	497	721	2,525
Originated SBC loans	11,898	7,204	24,180	12,944
Originated SBA 7(a) loans	2,836	1,030	4,764	1,873
Acquired Transitional loans	2,777	—	2,777	—
Originated Residential Agency loans	16	12	22	24
Total loans (1)	$54,237	$39,456	$100,439	$74,322
Held for sale, at fair value, loans
Originated Residential Agency loans	$1,047	$987	$1,823	$1,864
Originated Freddie loans	198	431	455	942
Acquired loans	37	77	73	90
Total loans, held for sale, at fair value	$1,282	$1,495	$2,351	$2,896
Mortgage backed securities, at fair value	1,515	907	2,997	1,789
Total interest income	$57,034	$41,858	$105,787	$79,007
Interest expense
Secured borrowings	$(11,540)	$(8,747)	$(21,449)	$(15,969)
Securitized debt obligations of consolidated VIEs	(17,038)	(8,288)	(33,539)	(15,491)
Guaranteed loan financing	(518)	(2,956)	(3,228)	(5,770)
Senior secured note	(3,481)	(3,487)	(6,965)	(6,726)
Convertible note	(2,188)	(2,187)	(4,376)	(4,373)
Corporate debt	(988)	(742)	(1,972)	(742)
Total interest expense	$(35,753)	$(26,407)	$(71,529)	$(49,071)
Net interest income before provision for loan losses	$21,281	$15,451	$34,258	$29,936
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

As described in Note 3, for qualifying cash flow hedges, the entire change in the fair value of the derivative is recorded in other comprehensive income/(loss) ("OCI") and recognized in the consolidated statements of income when the hedged cash flows affect earnings. Derivative amounts affecting earnings are recognized consistent with the classification of the hedged item, primarily interest expense. The ineffective portions of the cash flow hedges are immediately recognized in earnings.

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

The following table summarize our derivatives, by type, as of June 30, 2019 and December 31, 2018:

		As of June 30, 2019			As of December 31, 2018
			Asset	Liability		Asset	Liability
		Notional	Derivatives	Derivatives	Notional	Derivatives	Derivatives
(In Thousands)	Primary Underlying Risk	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Credit Default Swaps	Credit Risk	$15,000	$—	$(59)	$15,000	$295	$—
Interest Rate Swaps - not designated as hedges	Interest rate risk	304,500	—	(1,798)	411,811	—	(2,349)
Interest Rate Swaps - designated as hedges	Interest rate risk	297,251	—	(7,175)	134,325	—	(1,276)
Interest rate lock commitments	Interest rate risk	289,113	3,670	—	144,799	1,775	—
Total		$905,864	$3,670	$(9,032)	$705,935	$2,070	$(3,625)

The following tables summarize the gains and losses on the Company’s derivatives:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Net Realized	Unrealized	Net Realized	Unrealized
(In Thousands)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Credit default swaps (1)	$—	$(31)	$—	$(354)
Interest rate swaps (1)	(3,405)	(5,153)	(4,200)	(4,549)
Residential mortgage banking activities interest rate swaps (2)	—	(456)	—	(799)
Interest rate lock commitments (2)	—	1,188	—	1,896
Total	$(3,405)	$(4,452)	$(4,200)	$(3,806)

(1) Gains (losses) are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of income.
(2) For qualifying hedges of interest rate risk, the effective portion relating to the unrealized gain (loss) on derivatives are recorded in accumulated other comprehensive income (loss).
(3) Gains (losses) are recorded in residential mortgage banking activities in the consolidated statements of income.

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

The following tables summarize the gains and losses on the Company’s derivatives which have qualified for hedge accounting:

(In Thousands)	Derivatives - effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income (2)	Total income statement impact	Derivatives- effective portion recorded in OCI (3)	Total change in OCI for period (3)
Hedge type
Interest rate - forecasted transactions (1)	$59	$—	$59	$(6,638)	$(6,579)
Total - Three months ended June 30, 2019	$59	$—	$59	$(6,638)	$(6,579)
Hedge type
Interest rate - forecasted transactions (1)	$—	$—	$—	$—	$—
Total - Three months ended June 30, 2018	$—	$—	$—	$—	$—
Hedge type
Interest rate - forecasted transactions (1)	$100	$—	$100	$(7,097)	$(6,997)
Total - Six months ended June 30, 2019	$100	$—	$100	$(7,097)	$(6,997)
Hedge type
Interest rate - forecasted transactions (1)	$—	$—	$—	$—	$—
Total - Six months ended June 30, 2018	$—	$—	$—	$—	$—
(1) Consists of benchmark interest rate hedges of LIBOR-indexed floating-rate liabilities.

(2) Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.

(3) Represents after tax amounts recorded in OCI.

Note 17 – Real Estate Acquired in Settlement of Loans

The following tables summarize the carrying amount of the Company’s real estate holdings as of the unaudited interim consolidated balance sheet dates:

(In Thousands)	June 30, 2019	December 31, 2018
Acquired ORM Portfolio:
Retail	$19,950	$—
Mixed Use	17,478	—
Lodging/Residential	10,711	—
Land	8,711	—
Office	1,256	—
Services	1,034	—
Total Acquired ORM REO	$59,140	$—
Other REO held for sale:
Office	$5,739	6,719
SBA	303	23
Mixed Use	279	279
Retail	191	191
Single Family	182	368
Multi-Family	—	207
Total Other REO	$6,694	$7,787

Total Real estate acquired in settlement of loans, held for sale	$65,834	$7,787

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

The following table presents certain information on the management fee payable to our Manager:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Management fee - total	$2.5 million	$2.0 million	$4.5 million	$4.0 million
Management fee - amount unpaid	$2.5 million	$2.0 million	$2.5 million	$2.0 million

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

The following table presents certain information on the incentive fee payable to our Manager:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Incentive fee distribution - total	$—	$0.3 million	$—	$0.7 million
Incentive fee distribution - amount unpaid	$—	$0.3 million	$—	$0.3 million

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

The following table presents certain information on reimbursable expenses payable to our Manager:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Reimbursable expenses payable to our Manager - total	$1.1 million	$0.8 million	$1.9 million	$1.7 million
Reimbursable expenses payable to our Manager - amount unpaid	$0.4 million	$0.9 million	$0.4 million	$0.9 million

Other

In March of 2018, the Company acquired 75 loans, net, from Waterfall Olympic Master Fund Grantor Trust, Series I, II, and III, which are also managed by our Manager for $51.6 million, including interest. The total unpaid principal balance of the loans was $51.8 million.

Note 19 – Other Assets and Other Liabilities

The following table details the Company’s other assets and other liabilities as of the unaudited interim consolidated balance sheet dates.

(In Thousands)	June 30, 2019	December 31, 2018
Other assets:
Due from servicers	$13,454	$7,284
Accrued interest	6,882	7,253
Intangible assets	2,759	2,915
Deferred financing costs	1,666	2,564
Deferred tax asset	22,744	18,084
Deferred loan exit fees	10,188	8,668
Other	10,706	8,679
Total other assets	$68,399	$55,447
Accounts payable and other accrued liabilities:
Deferred tax liability	$20,094	$19,972
Accrued salaries, wages and commissions	10,929	19,925
Accrued interest payable	12,981	14,244
Servicing principal and interest payable	7,874	10,582
Repair and denial reserve	6,318	5,524
Payable to related parties	2,495	2,580
Unapplied cash	1,219	340
Other accounts payable and accrued liabilities	11,769	1,552
Total accounts payable and other accrued liabilities	$73,679	$74,719

Loan indemnification reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other accrued liabilities in the Company's unaudited interim consolidated balance sheets and the provision for loan indemnification losses is included in variable expenses on residential mortgage banking activities, in the Company's unaudited interim consolidated statements of income. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demand, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability. At June 30, 2019 and December 31, 2018, the loan indemnification reserve was $2.0 million and $1.7 million, respectively.

Because of the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. At June 30, 2019 and December 31, 2018, the reasonably possible loss above the recorded loan indemnification reserve was not considered material.

Note 20 – Other Income and Operating Expenses

The following table details the Company’s other income and operating expenses for the unaudited interim consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Other income
Origination income	$1,709	1,358	$2,517	2,511
Release/ (Increase) of repair and denial reserve	(76)	—	(165)	(110)
Other	1,159	468	1,340	759
Total other income	$2,792	$1,826	$3,692	$3,160
Other operating expenses
Origination costs	2,734	2,573	3,923	4,429
Technology expense	1,057	783	2,158	1,566
Charge off of real estate acquired in settlement of loans	375	981	680	1,000
Rent expense	1,103	563	1,794	1,085
Recruiting, training and travel expenses	592	577	1,179	1,280
Loan acquisition costs	(5)	934	105	934
Other	2,229	2,505	5,108	6,633
Total other operating expenses	$8,085	$8,916	$14,947	$16,927

Note 21 – Stockholders’ Equity

Common stock dividends

The following table presents cash dividends declared by our board of directors on our common stock from March 14, 2017 through June 30, 2019:

			Dividend per
Declaration Date	Record Date	Payment Date	Share
March 14, 2018	March 30, 2018	April 30, 2018	$0.37
June 12, 2018	June 29, 2018	July 31, 2018	$0.40
September 11, 2018	September 28, 2018	October 31, 2018	$0.40
December 12, 2018	December 31, 2018	January 31, 2019	$0.40
March 12, 2019	March 28, 2019	April 30, 2019	$0.40
June 11, 2019	June 28, 2019	July 31, 2019	$0.40

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

The following table summarizes the Company’s RSU and RSA activity for the three and six months ended June 30, 2019:

	Restricted Stock Awards
(In Thousands, except share data)	Number of Shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, January 1	118,904	$1,661	$13.97
Granted	111,097	1,784	16.06
Vested	(52,110)	(733)	14.06
Forfeited	—	—	—
Canceled	—	—	—
Outstanding, March 31, 2019	177,891	$2,712	$15.25
Granted	21,356	310	14.51
Vested	(19,766)	(293)	14.84
Forfeited	(5,746)	(82)	14.21
Canceled	—	—	—
Outstanding, June 30, 2019	173,735	$2,647	$15.24

At June 30, 2019, there were 23,104 fully vested RSUs that were not yet issued as common stock.

During the three and six months ended June 30, 2019, the Company recognized $0.3 million and $1.0 million of noncash compensation expense, respectively, related to its stock-based incentive plan in its unaudited interim consolidated statements of income. During the three and six months ended June 30, 2018, the Company recognized $0.2 million and $0.4 million of noncash compensation, respectively.

At June 30, 2019 and 2018, approximately $2.6 million and $1.6 million of noncash compensation expense related to unvested awards had not yet been charged to net income, respectively. These costs are expected to be amortized into compensation expense ratably over the course of the remainder of the respective vesting periods.

Note 22 – Earnings per Share of Common Stock

The following table provides information on the basic and diluted earnings per share computations, including the number of shares of common stock used for purposes of these computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except for share and per share amounts)	2019	2018	2019	2018
Basic Earnings
Net income	$11,245	$15,884	$41,693	$34,402
Less: Income attributable to non-controlling interest	276	588	1,257	1,252
Less: Income attributable to participating shares	79	51	161	112
Basic earnings	$10,890	$15,245	$40,275	$33,038

Diluted Earnings
Continuing Operations
Net income	$11,245	$15,884	$41,693	$34,402
Less: Income attributable to non-controlling interest	276	588	1,257	1,252
Less: Income attributable to participating shares	79	51	161	112
Diluted earnings	$10,890	$15,245	$40,275	$33,038

Number of Shares
Basic — Average shares outstanding	44,425,598	32,073,717	38,524,023	32,055,110
Effect of dilutive securities — Unvested participating shares	5,665	19,033	3,294	14,389
Diluted — Average shares outstanding	44,431,263	32,092,750	38,527,317	32,069,499

Earnings Per Share Attributable to RC Common Stockholders:
Basic	$0.25	$0.48	$1.05	$1.03
Diluted	$0.25	$0.48	1.05	1.03

Participating unvested RSUs were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Additionally, as of June 30, 2019, there are potential shares of common stock contingently issuable upon the conversion of the Convertible Notes in the future. The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash. Based on this assessment, the Company determined that it would be appropriate to apply a method similar to the treasury stock method, such that contingently issuable common stock is assessed quarterly along with our other potentially dilutive instruments. In order to compute the dilutive effect, the number of shares included in the denominator of diluted EPS is determined by dividing the “conversion spread value” of the share-settled portion (value above accreted value of face value and interest component) of the instrument by the share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the bond upon an assumed conversion. As of June 30, 2019, the conversion spread value is currently zero, since the closing price of our common stock does not exceed the conversion rate (strike price) and is “out-of-the-money”, resulting in no impact on diluted EPS.

Certain investors own OP units in our operating partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the operating partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company's equity is increased. At June 30, 2019 and December 31, 2018, the non-controlling interest OP unit holders owned 1,117,169 OP units.

Note 23 – Offsetting Assets and Liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of June 30, 2019 and December 31, 2018 and for the periods then ended, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

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

In accordance with ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, the Company is required to disclose the impact of offsetting of assets and liabilities represented in the unaudited interim consolidated balance sheets to enable users of the unaudited interim consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities.  These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to set off, and (d) the Company’s right of setoff is enforceable at law.  As of June 30, 2019 and December 31, 2018, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the unaudited interim consolidated balances sheets.

The following table provides disclosure regarding the effect of offsetting of the Company’s recognized assets and liabilities presented in the unaudited interim consolidated balance sheet as of June 30, 2019:

		Gross	Assets
		Amounts	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Offset in the	the	Balance Sheets (1)
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
(In Thousands)	Assets	Sheets	Sheets	Instruments	Received	Net Amount
Credit default swaps	$—	$—	$—	$—	$—	$—
Interest rate swaps	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

		Gross	Liabilities
		Amounts	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Offset in the	the	Balance Sheets (1)
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
(In Thousands)	Liabilities	Sheets	Sheets	Instruments	Paid	Net Amount
Interest rate swaps	$8,973	$—	$8,973	$—	$8,973	$—
Credit default swaps	59	—	59	—	59	—
Secured borrowings	988,868	—	988,868	988,868	—	—
Total	$997,900	$—	$997,900	$988,868	$9,032	$—
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

The following table provides disclosure regarding the effect of offsetting the Company’s recognized assets and liabilities presented in the unaudited interim consolidated balance sheet as of December 31, 2018:

		Gross	Assets
		Amounts	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Offset in the	the	Balance Sheets (1)
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
(In Thousands)	Assets	Sheets	Sheets	Instruments	Received	Net Amount
Credit default swaps	$295	$—	$295	$—	$295	$—
Total	$295	$—	$295	$—	$295	$—

			Liabilities
		Gross	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Amounts	the	Balance Sheets (1)
	Amounts of	Offset in the	Consolidated		Cash
	Recognized	Consolidated	Balance	Financial	Collateral
(In Thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Paid	Net Amount
Interest rate swaps	$3,625	$—	$3,625	$—	$3,625	$—
Secured borrowings	834,547	—	834,547	834,547	—	—
Total	$838,172	$—	$838,172	$834,547	$3,625	$—

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

(2)

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

Unfunded Loan Commitments

As of June 30, 2019 and December 31, 2018, the Company had $81.8 and $161.7 million of unfunded loan commitments related to loans, held-for-investment, respectively.

As of June 30, 2019 and December 31, 2018, the Company had $9.1 million and $4.9 million of unfunded loan commitments related to loans, held for sale, at fair value, respectively.

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

Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. As of June 30, 2019 and December 31, 2018, total commitments to originate loans were $261.6 million and $124.0 million, respectively.

Note 26 – Income Taxes

The Company is a REIT pursuant to IRC Section 856. Our qualification as a REIT depends on our ability to meet various requirements imposed by the Internal Revenue Code, which relate to our organizational structure, diversity of stock ownership and certain requirements with regard to the nature of our assets and the sources of our income. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four taxable years. As of June 30, 2019 and December 31, 2018, we are in compliance with all REIT requirements.

Certain of our subsidiaries have elected to be treated as taxable REIT subsidiaries (“TRSs”). TRSs permit us to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Internal Revenue Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code. To the extent these criteria are met, we will continue to maintain our qualification as a REIT. The accompanying unaudited interim consolidated financial statements include an interim tax provision for our TRS’ for the three and six months ended June 30, 2019 and 2018, respectively.

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

During the three months ended June 30, 2019 and 2018, we recorded an income tax benefit of $3.0 million and income tax expense $0.7 million, respectively. During the six months ended June 30, 2019 and 2018, we recorded an income tax benefit of $6.0 million and an income tax expense of $3.2 million, respectively. The income tax expense for the above periods primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. There were no material changes to uncertain tax positions or valuation allowance assessments during the quarter.

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

Results of Business Segments and All Other

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the three months ended June 30, 2019 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$18,208	$30,639	$7,124	$1,063	$—	$57,034
Interest expense	(10,602)	(21,401)	(2,300)	(1,450)	—	(35,753)
Net interest income before provision for loan losses	$7,606	$9,238	$4,824	$(387)	$—	$21,281
Provision for loan losses	(544)	(350)	(454)	—	—	(1,348)
Net interest income after provision for loan losses	$7,062	$8,888	$4,370	$(387)	$—	$19,933
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$21,021	$—	$21,021
Net realized gain on financial instruments	453	1,627	4,175	—	—	6,255
Net unrealized gain on financial instruments	(661)	(76)	71	(6,340)	—	(7,006)
Other income	957	1,661	39	85	50	2,792
Servicing income	—	461	1,818	5,532	—	7,811
Income from unconsolidated joint ventures	2,083	—	—	—	—	2,083
Gain on bargain purchase	—	—	—	—	—	—
Total non-interest income	$2,832	$3,673	$6,103	$20,298	$50	$32,956
Non-interest expense
Employee compensation and benefits	(26)	(1,774)	(4,424)	(5,445)	(840)	(12,509)
Allocated employee compensation and benefits from related party	(125)	—	—	—	(1,125)	(1,250)
Variable expenses on residential mortgage banking activities	—	—	—	(13,501)	—	(13,501)
Professional fees	(47)	(313)	(169)	(229)	(828)	(1,586)
Management fees – related party	—	—	—	—	(2,495)	(2,495)
Loan servicing expense	(1,117)	(1,475)	(260)	(1,677)	(42)	(4,571)
Merger related expenses	—	—	—	—	(603)	(603)
Other operating expenses	(882)	(2,712)	(2,076)	(2,054)	(361)	(8,085)
Total non-interest expense	$(2,197)	$(6,274)	$(6,929)	$(22,906)	$(6,294)	$(44,600)
Net income (loss) before provision for income taxes	$7,697	$6,287	$3,544	$(2,995)	$(6,244)	$8,289
Total assets	$1,158,351	$2,055,751	$261,326	$303,465	$61,430	$3,840,323

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the six months ended June 30, 2019 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$28,881	$58,828	$16,233	$1,845	$—	$105,787
Interest expense	(18,307)	(42,068)	(8,790)	(2,364)	—	(71,529)
Net interest income before provision for loan losses	$10,574	$16,760	$7,443	$(519)	$—	$34,258
Provision for loan losses	(677)	(309)	(880)	—	—	(1,866)
Net interest income after provision for loan losses	$9,897	$16,451	$6,563	$(519)	$—	$32,392
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$35,608	$—	$35,608
Net realized gain on financial instruments	404	5,167	7,966	—	—	13,537
Net unrealized gain on financial instruments	(680)	734	(504)	(13,468)	—	(13,918)
Other income	1,025	2,447	53	102	65	3,692
Servicing income	1	897	2,833	10,832	—	14,563
Income from unconsolidated joint ventures	5,012	—	—	—	—	5,012
Gain on bargain purchase	—	—	—	—	30,728	30,728
Total non-interest income	$5,762	$9,245	$10,348	$33,074	$30,793	$89,222
Non-interest expense
Employee compensation and benefits	(27)	(4,034)	(8,192)	(10,040)	(1,664)	(23,957)
Allocated employee compensation and benefits from related party	(210)	—	—	—	(1,893)	(2,103)
Variable expenses on residential mortgage banking activities	—	—	—	(22,677)	—	(22,677)
Professional fees	(217)	(614)	(356)	(465)	(1,763)	(3,415)
Management fees – related party	—	—	—	—	(4,492)	(4,492)
Incentive fees – related party	—	—	—	—	—	—
Loan servicing expense	(1,918)	(2,690)	(117)	(3,417)	(77)	(8,219)
Merger related expenses	—	—	—	—	(6,070)	(6,070)
Other operating expenses	(1,304)	(4,829)	(3,126)	(4,127)	(1,561)	(14,947)
Total non-interest expense	$(3,676)	$(12,167)	$(11,791)	$(40,726)	$(17,520)	$(85,880)
Net income (loss) before provision for income taxes	$11,983	$13,529	$5,120	$(8,171)	$13,273	$35,734
Total assets	$1,158,351	$2,055,751	$261,326	$303,465	$61,430	$3,840,323

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the three months ended June 30, 2018 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$12,970	$18,891	$8,998	$999	$—	$41,858
Interest expense	(6,277)	(15,320)	(3,972)	(838)	—	(26,407)
Net interest income before provision for loan losses	$6,693	$3,571	$5,026	$161	$—	$15,451
Provision for loan losses	80	73	244	—	—	397
Net interest income after provision for loan losses	$6,773	$3,644	$5,270	$161	$—	$15,848
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$17,255	$—	$17,255
Net realized gain on financial instruments	(52)	3,532	5,140	—	—	8,620
Net unrealized gain (loss) on financial instruments	848	4,130	(819)	298	—	4,457
Other income	111	1,356	291	68	—	1,826
Servicing income	5	330	1,464	4,828	—	6,627
Income from unconsolidated joint ventures	1,503	—	—	—	—	1,503
Total non-interest income	$2,415	$9,348	$6,076	$22,449	$—	$40,288
Non-interest expense
Employee compensation and benefits	$(141)	$(2,285)	$(3,138)	$(8,535)	$(173)	(14,272)
Allocated employee compensation and benefits from related party	(120)	—	—	—	(1,080)	(1,200)
Variable expenses on residential mortgage banking activities	—	—	—	(7,493)		(7,493)
Professional fees	(150)	(325)	(524)	(115)	(1,287)	(2,401)
Management fees – related party	—	—	—	—	(2,036)	(2,036)
Incentive fees – related party	—	—	—	—	(269)	(269)
Loan servicing (expense) income	(764)	(886)	211	(1,561)	—	(3,000)
Other operating expenses	(1,998)	(3,287)	(970)	(1,981)	(680)	(8,916)
Total non-interest expense	$(3,173)	$(6,783)	$(4,421)	$(19,685)	$(5,525)	$(39,587)
Net income (loss) before provision for income taxes	$6,015	$6,209	$6,925	$2,925	$(5,525)	$16,549
Total assets	$707,943	$1,296,872	$489,938	$298,027	$20,200	$2,812,980

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the six months ended June 30, 2018 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$22,655	$36,751	$17,713	$1,888	$—	$79,007
Interest expense	(12,106)	(27,790)	(7,592)	(1,583)	—	(49,071)
Net interest income before provision for loan losses	$10,549	$8,961	$10,121	$305	$—	$29,936
Provision for loan losses	(192)	109	312	—	—	229
Net interest income after provision for loan losses	$10,357	$9,070	$10,433	$305	$—	$30,165
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$31,279	$—	$31,279
Net realized gain on financial instruments	94	12,231	8,526	—	—	20,851
Net unrealized gain (loss) on financial instruments	801	1,763	(286)	5,186	—	7,464
Other income	268	2,615	168	109	—	3,160
Servicing income	10	582	2,716	9,729	—	13,037
Income on unconsolidated joint ventures	7,243	—	—	—	—	7,243
Total non-interest income	$8,416	$17,191	$11,124	$46,303	$—	$83,034
Non-interest expense
Employee compensation and benefits	$(313)	$(4,922)	$(6,393)	$(17,650)	$(314)	$(29,592)
Allocated employee compensation and benefits from related party	(240)	—	—	—	(2,160)	(2,400)
Variable expenses on residential mortgage banking activities	—	—	—	(9,783)	—	(9,783)
Professional fees	(467)	(714)	(1,003)	(224)	(2,641)	(5,049)
Management fees – related party	—	—	—	—	(4,049)	(4,049)
Incentive fees – related party	—	—	—	—	(676)	(676)
Loan servicing expense	(1,565)	(1,525)	287	(4,290)	—	(7,093)
Other operating expenses	(2,816)	(5,967)	(2,080)	(4,681)	(1,383)	(16,927)
Total non-interest expense	$(5,401)	$(13,128)	$(9,189)	$(36,628)	$(11,223)	$(75,569)
Net income (loss) before provision for income taxes	$13,372	$13,133	$12,368	$9,980	$(11,223)	$37,630
Total assets	$707,943	$1,296,872	$489,938	$298,027	$20,200	$2,812,980

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

In accordance with Regulation S-X section 10-01(b)-1, unconsolidated entities that meet certain significance tests are required to have supplemental disclosures included in our unaudited interim financial statements, including condensed financial information for the three and six months ended June 30, 2019 and 2018.

Statements of Income	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(In Thousands)	Girod HoldCo, LLC	WFLLA, LLC	Girod HoldCo, LLC	WFLLA, LLC
Interest income	$3,678	$1,835	$4,418	$2,205
Realized gains	430	215	2,135	1,065
Unrealized gains	5,091	2,540	1,242	620
Servicing expense and other	(1,460)	(733)	(1,760)	(884)
Income before provision for income taxes	$7,739	$3,857	$6,035	$3,006

Statements of Income	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(In Thousands)	Girod HoldCo, LLC	WFLLA, LLC	Girod HoldCo, LLC	WFLLA, LLC
Interest income	$4,835	$2,413	$12,265	$6,120
Realized gains	631	315	16,038	8,003
Unrealized gains	16,368	8,168	4,505	2,248
Servicing expense and other	(2,357)	(1,181)	(3,765)	(1,885)
Income before provision for income taxes	$19,477	$9,715	$29,043	$14,486

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Income on unconsolidated joint ventures
WFLLA, LLC	$1,929	$1,503	$4,858	$7,243
Other unconsolidated joint ventures	154	—	154	—
Income on unconsolidated joint ventures	$2,083	$1,503	$5,012	$7,243

During the three six months ended June 30, 2019 and 2018, the Company recorded $5.0 million and $7.2 million of income, respectively, which is based on our proportional ownership interest in the entities above. During the three months ended June 30, 2019 and 2018, the Company recorded $2.1 million and $1.5 million of income, respectively. These amounts are reflected in Income on unconsolidated joint ventures within the interim unaudited statement of income.

Note 29 – Subsequent Events

In July 2019, the Company completed the issuance of a public offering of $57.5 million in 6.2% senior notes due July 2026. Interest on the notes will be paid at a rate of 6.2% per annum, payable quarterly in arrears on January 30, April 30, July 30 and October 30 of each year, beginning on October 30, 2019. The Notes will mature on July 30, 2026, unless earlier repurchased or redeemed.

In July 2019, the Company entered into a $100,000,000 master repurchase agreement expiring July 22, 2020, with TBK Bank, which provides financing for the Company's origination of residential agency mortgage loans. Interest under the agreement is at 75 basis points lower than the interest rate for any mortgage note funded on this warehouse line with a floor of 400 basis points.

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

Changes in Market Interest Rates

We own and expect to acquire or originate fixed rate mortgages (“FRMs”), and adjustable rate mortgages (“ARMs”), with maturities ranging from five to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in five to ten years. ARM loans generally have a fixed interest rate for a period of five, seven or ten years and then an adjustable interest rate equal to the sum of an index rate, such as the London Inter-bank Offered Rate (“LIBOR”), plus a margin, while FRM loans bear interest that is fixed for the term of the loan. As of June 30, 2019, approximately 51% of the loans in our portfolio were ARMs, and 49% were FRMs, based on carrying value. The weighted average margin, above the floating rate, on ARMs was approximately 3.6% and the weighted average coupon on FRMs was approximately 6.2% as of June 30, 2019. We utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with our ARMs.

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

Critical Accounting Policies and Use of Estimates

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” included within the Company's Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the Company's critical accounting policies and use of estimates during the six months ended June 30, 2019.

Second Quarter 2019 Highlights

Operating results:

•	Achieved Net Income of $11.2 million during the three months ended June 30, 2019

•	Earnings per share of $0.25 for the three months ended June 30, 2019

•	Core Earnings[1] of $16.8 million, or $0.37 per share, during the three months ended June 30, 2019

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

•	Declared dividends of $0.40 per share, during the quarter ended June 30, 2019, representing a 10.7% dividend yield, based on the closing share price on June 28, 2019

Loan originations and acquisitions:

•

Loan originations totaled $991.5 million including $419.6 million in SBC loans, $53.7 million of SBA Section 7(a) Program loans and $518.2 million of residential loans (based on fully committed amounts)

•	Acquired $362.2 million of SBC loans

•	Robust pipeline with substantial acquisition and origination opportunities (based on fully committed amounts):

o	Acquisition pipeline of $300.3 million in SBC loans

o	Origination pipeline of:
▪	$498.3 million SBC loans
▪	$142.2 million of SBA Section 7(a) Program loans
▪	$261.6 million of commitments to originate residential agency loans

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

Return Information

The following tables present certain information related to our SBC and SBA loan portfolio as of June 30, 2019 and per share information for the three months ended June 30, 2019, which includes core earnings per share or return information. Core earnings is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in our 2018 Annual report on Form 10-K.

READY CAPITAL SNAPSHOT ($ amounts in thousands, except per share data)

Investment Type	Average Carrying Value[1]	Gross Yield[2]	Average Debt Balance	Debt Cost[3]	Levered Yield
Loan Acquisitions	$ 894,883	7.9%	$ 632,289	5.2%	14.5%
SBC Originations	$ 1,856,870	6.6%	$ 1,382,539	5.0%	11.3%
SBA Originations, Acquisitions, & Servicing	$ 241,831	19.1%	$ 146,553	5.6%	39.9%
Total	**$ 2,993,584**	**8.0%**	**$ 2,161,381**	**5.1%**	**15.6%**

Book Equity Value Metrics		
Common Stockholders' equity	$	728,027
Common Stockholders' equity (adjusted)[5]	$	726,047
Total Common Shares outstanding		44,415,479
Net Book Value per Common Share	$	16.39
Adjusted Net Book Value per Common Share	$	16.35

Loan Portfolio Metrics[4]	
% Fixed vs Floating Rate	49.1% / 50.9%
% Originated vs Acquired	62.0% / 38.0%
Weighted Average LTV - SBC	63%
Weighted Average LTV - SBA	87%
Weighted Average LTV - Acquired	46%

Q2 2019 Earnings Data Metrics		
Net income | Core earnings		$ 11,245 | $ 16,775
Earnings per share - Basic and diluted	$	0.25
Core Earnings per Common Share	$	0.37
Return on Equity per Common Share		5.9%
Core Return on Equity per Common Share		8.8%
Dividend Yield		10.7%

Servicing Portfolio Metrics		
SBA servicing rights - UPB	$	565,563
SBA servicing rights- carrying value	$	18,000
Freddie Mac servicing rights - UPB	$	1,051,751
Freddie Mac servicing rights - carrying value	$	11,103
Residential servicing rights - UPB	$	7,776,329
Residential servicing rights - carrying value	$	85,658

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
3) The Company finances the assets included in the Investment Type through securitizations, repurchase agreements, warehouse facilities and bank credit facilities. Interest expense is calculated based on interest expense and deferred financing amortization for the quarter ended 6/30/2019 on an annualized basis.
4) Excludes loans, held for sale, at fair value
5) Excludes the equity component of our 2017 convertible note issuance.

The following table provides a detailed breakdown of our calculation of return on equity and core return on equity for the three months ended June 30, 2019. Core return on equity is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in our 2018  Annual report on Form 10-K.

RETURN ON EQUITY

Segment	Levered Yield [1]	Core Levered Yield [1]	Equity Allocation	GAAP ROE [2] Q2'19	GAAP ROE [2] Q1'19	Core ROE [2] Q2'19	Core ROE [2] Q1'19
Loan Acquisitions	14.5 %	14.5 %	29.1 %				
SBC Originations	11.3 %	11.3 %	52.6 %				
SBA Originations, Acquisitions, & Servicing	39.9 %	39.6 %	10.6 %				
Residential Mortgage Banking [3]	(12.9) %	23.5 %	7.7 %				
				13.4 %	11.5 %	16.2 %	15.1 %
Corporate leverage, net of non-earnings assets				(1.0)	(0.3)	(0.5)	1.2
Gross return on equity				**12.4 %**	**11.2 %**	**15.7 %**	**16.3 %**
Realized & unrealized gains, net				2.0	3.8	2.0	3.8
Other income and expenses, net				(7.9)	(10.2)	(7.9)	(10.2)
Non-recurring gains and expenses				(0.4)	16.1	-	(1.4)
Investment advisory fees				(1.3)	(1.4)	(1.3)	(1.4)
Provision for income taxes				1.1	2.1	0.3	0.9
Return on equity[4]				**5.9 %**	**21.6 %**	**8.8 %**	**8.0 %**

1) Levered yield includes interest income, accretion of discount, MSR creation, income from unconsolidated joint ventures, realized gains (losses) on loans held for sale, unrealized gains (losses) on loans held for sale and servicing income net of interest expense and amortization of deferred financing costs on an annualized basis.
2) GAAP ROE is based on GAAP Net Income, while Core ROE is based on Core Earnings, which adjusts GAAP Net Income for certain items detailed on the "Core Earnings Reconciliation" slide.
3) ROE based on net income before tax of the Residential Mortgage Banking business line divided by the business line's average monthly equity.
4) Q1'19 figures excludes the effects of the ORM merger on the Company's equity.

READY CAPITAL.

Portfolio Metrics

SBC Originations

The following table includes certain portfolio metrics related to our SBC Originations segment:

SBC ORIGINATIONS - SEGMENT SNAPSHOT

Portfolio Metrics (Balance Sheet)	Q2 2018	Q3 2018	Q4 2018	Q1 2019	Q2 2019
Number of loans	397	403	421	429	485
Unpaid Principal Balance (3)	$ 1,202	$ 1,305	$ 1,479	$ 1,582	$ 1,829
Carrying Value (3)	$ 1,213	$ 1,314	$ 1,488	$ 1,589	$ 1,835
Weighted Average LTV	60%	60%	63%	63%	63%
Weighted Average Coupon	6.4%	6.3%	6.3%	6.2%	6.1%
Weighted Average Maturity	5 years	5 years	5 years	5 years	5 years
Weighted Average Principal Balance (3)	$ 3.0	$ 3.2	$ 3.5	$ 3.7	$ 3.7
Percentage of loans fixed / floating	55% / 45%	56% / 44%	55% / 45%	53% / 47%	55% / 45%
Percentage of fixed, match funded (4)	73.9%	62.8%	54.2%	87.3%	69.4%
Percentage of loans 30+ days delinquent	1.7%	1.3%	2.3%	2.7%	2.7%

CURRENT QUARTER HIGHLIGHTS

- **Originations of $419.6 million[1]**
- **Origination pipeline of $498.3 million[2] :**

Product	July 2019	Forward	Total Pipeline
Fixed Rate	$ 53.0	$ 86.4	$ 139.4
Transitional	25.2	140.8	165.9
Freddie Mac	35.1	157.8	192.9
Total	**$ 113.3**	**$ 385.0**	**$ 498.3**

GROSS LEVERED YIELD

20.0%
15.0%
10.0%
5.0%
0.0%
2.4%
12.5%
2.3%
9.4%
1.8%
8.9%
1.9%
9.3%
1.7%
9.6%
Q2 '18
Q3 '18
Q4 '18
Q1 '19
Q2 '19
Gross Levered Yield (ex. Gains)(5)
Gains on Loans, held for sale(6)

1) Represents fully committed amounts.
2) As of July 31, 2019 including July 2019 fundings.
3) $ in millions, as of quarter end.
4) Represents fixed rate loans that have been securitized.
5) Includes interest income, accretion of discount, and servicing income net of interest expense and amortization of deferred financing costs.
6) Includes realized and unrealized gains (losses) on loans held for sale and MSR creation.

READY CAPITAL.

SBA Originations, Acquisitions, and Servicing

The following table includes certain portfolio metrics related to our SBA Originations, Acquisitions and Servicing segment:

SBA Originations, Acquisitions, & Servicing- Segment Snapshot

Portfolio Metrics (Balance Sheet)	Q2 2018	Q3 2018	Q4 2018	Q1 2019	Q2 2019
Number of loans	2,029	1,976	1,931	1,876	1,902
Unpaid Principal Balance (2)	$ 489	$ 481	$ 467	$ 262	$ 270
Carrying Value (2)	$ 438	$ 434	$ 424	$ 221	$ 230
Weighted Average LTV	79%	79%	79%	82%	87%
Weighted Average Coupon	6.4%	6.6%	7.0%	7.4%	7.4%
Weighted Average Maturity	14 years	14 years	14 years	15 years	16 years
Weighted Average Principal Balance (2)	$ 0.2	$ 0.2	$ 0.2	$ 0.1	$ 0.1
Percentage of loans fixed / floating	1% / 99%	1% / 99%	1% / 99%	1% / 99%	1% / 99%
Percentage of loans 30+ days delinquent	3.6%	4.1%	7.0%	9.1%	6.5%

Current Quarter Highlights

- **$45.5 million of SBA secondary market loans sales, with an average sale premium of 10.9%**
- **Originations of $53.7 million[1]**
- **Origination pipeline of $142.2 million SBA loans, including $19.1 million of July 2019 fundings**

Gross Levered Yield

45.0%
40.0%
35.0%
30.0%
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
11.8%
17.1%
11.6%
16.6%
13.9%
17.1%
11.1%
15.0%
17.8%
22.1%
Q2 '18
Q3 '18
Q4 '18
Q1 '19
Q2 '19
Gross Levered Yield (ex. Gains)(3)
Gains on Loans, held for sale(4)

1) Represents fully committed amounts.
2) $ in millions, as of quarter end.
3) Includes interest income, accretion of discount, and servicing income net of interest expense and amortization of deferred
4) Includes realized and unrealized gains (losses) on loans held for sale and MSR creation.

READY CAPITAL

Acquired Portfolio

The following table includes certain portfolio metrics related to our Loan Acquisitions segment:

LOAN ACQUISITIONS- SEGMENT SNAPSHOT

Portfolio Metrics[1] (Balance Sheet)	Q2 2018	Q3 2018	Q4 2019	Q1 2019	Q2 2019
Number of loans	1,019	949	896	1,018	2,385
Unpaid Principal Balance [2]	$ 602	$ 617	$ 573	$ 798	$ 1,075
Carrying Value [2]	$ 569	$ 588	$ 548	$ 770	$ 1,055
Weighted Average LTV	51%	49%	44%	53%	46%
Weighted Average Coupon	6.6%	6.7%	6.6%	6.7%	6.3%
Weighted Average Maturity	8 years	8 years	7 years	7 years	10 years
Weighted Average Principal Balance [2]	$ 0.6	$ 0.6	$ 0.6	$ 0.8	$ 0.5
Percentage of loans fixed / floating	62% / 38%	65% / 35%	66% / 34%	61% / 39%	48% / 52%
Percentage of fixed, match funded [3]	15.5%	11.4%	51.6%	51.6%	61.0%
Percentage of loans performing / non-performing	97% / 3%	98% / 2%	98% / 2%	95% / 5%	98% / 2%

CURRENT QUARTER HIGHLIGHTS

- **Acquired $362.2 million of SBC loans**
- **Acquisition pipeline of $300.3 million SBC loans, including July 2019 acquisitions of $22.6 million**

GROSS LEVERED YIELD

30.0%
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
3.0%
11.1%
4.5%
11.9%
7.0%
12.2%
8.4%
13.8%
3.2%
11.3%
Q2 '18
Q3 '18
Q4 '18
Q1 '19
Q2 '19
Income on joint venture investment
Gross Levered Yield (ex. Gains)

1) Excludes joint venture investments.
2) $ in millions, as of quarter end.
3) Represents fixed rate loans that have been securitized.

READY CAPITAL.

Residential Mortgage Banking

The following table includes certain portfolio metrics related to our Residential Mortgage Banking segment:

Residential Mortgage Banking – Segment Snapshot

	Portfolio Metrics (quarterly activity)	Q2 2018	Q3 2018	Q4 2018	Q1 2019	Q2 2019
Originations	Unpaid principal balance (1)	$ 498.6	$ 472.1	$ 369.1	$ 344.4	$ 518.2
	% of Originations - Purchased	80.6%	79.6%	76.7%	74.3%	74.0%
	% of Originations - Refinanced	19.4%	20.4%	23.3%	25.7%	26.0%
	Channel - % Correspondent	36.7%	37.0%	38.2%	34.5%	36.4%
	Channel - % Retail	41.6%	42.5%	44.0%	47.2%	45.7%
	Channel - % Wholesale	21.7%	20.5%	17.8%	18.2%	17.9%
Sales	Unpaid principal balance (1)	$ 479.9	$ 496.1	$ 382.7	$ 326.5	$ 492.1
	% of UPB - Fannie/ Freddie securitizations	67.6%	65.6%	62.8%	68.4%	69.7%
	% of UPB - Ginnie Mae securitizations	23.0%	24.3%	25.8%	24.6%	22.4%
	% of UPB - Other investors	9.4%	10.1%	11.5%	7.0%	7.9%

Current Quarter Highlights

- **MSR portfolio of approximately $7.8 billion in UPB, up 2% compared to Q1**
  - **Fair market value of $85.7 million**
- **Originations of $518.2 million(2)**
- **Loan sales of $492.1 million**
- **Origination pipeline of $261.6 million in commitments to originate residential agency loans(2)**

MSR Portfolio (UPB in $ Billions)

$8.0
$7.5
$7.0
$6.5
$6.0
$7.0
$7.3
$7.5
$7.6
$7.8

Fair Value ($ mm)	Q2' 18	Q3' 18	Q4' 18	Q1' 19	Q2' 19
	$ 85.6	$ 91.7	$ 93.1	$ 88.2	$ 85.7

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

The acquisition of ORM is expected to increase our equity capitalization, which will support continued growth of our platform and execution of our strategy, and provide us with improved scale, liquidity and capital alternatives, including additional borrowing capacity.  Also, the stockholder base resulting from the acquisition of ORM is expected to enhance the trading volume and liquidity for our stockholders and support a greater level of institutional investor interest in our businesses. The combination of our companies can potentially create cost savings and efficiencies over time resulting from the allocation of operating expenses over a larger portfolio and allow us to potentially harvest significant value from ORM's real property assets

Changes in Financial Condition

The following table compares our consolidated balance sheets as of June 30, 2019 and March 31, 2019 (amounts in thousands):

	June 30,	March 31,	$ Change	% Change
(In Thousands)	2019	2019	Q2'19 vs. Q1'18	Q2'19 vs. Q1'18
Assets
Cash and cash equivalents	$41,925	$47,597	$(5,672)	(11.9)%
Restricted cash	38,019	29,979	8,040	26.8
Loans, net (including $20,409 and $22,595 held at fair value)	1,002,676	1,057,023	(54,347)	(5.1)
Loans, held for sale, at fair value	177,507	115,778	61,729	53.3
Mortgage backed securities, at fair value	99,407	91,435	7,972	8.7
Loans eligible for repurchase from Ginnie Mae	69,101	73,057	(3,956)	(5.4)
Investment in unconsolidated joint ventures	47,551	39,025	8,526	21.8
Derivative instruments	3,670	2,483	1,187	47.8
Servicing rights (including $85,658 and $88,218 held at fair value)	114,761	115,652	(891)	(0.8)
Receivable from third parties	2,763	718	2,045	284.8
Real estate acquired in settlement of loans, held for sale	65,834	75,517	(9,683)	(12.8)
Other assets	68,399	68,886	(487)	(0.7)
Assets of consolidated VIEs	2,108,710	1,561,864	546,846	35.0
Total Assets	$3,840,323	$3,279,014	$561,309	17.1%
Liabilities
Secured borrowings	$988,868	$848,225	$140,643	16.6%
Securitized debt obligations of consolidated VIEs, net	1,567,113	1,140,919	426,194	37.4
Convertible notes, net	110,506	110,241	265	0.2
Senior secured notes, net	179,086	178,979	107	0.1
Corporate debt, net	48,795	48,629	166	-
Guaranteed loan financing	28,445	34,047	(5,602)	(16.5)
Liabilities for loans eligible for repurchase from Ginnie Mae	69,101	73,057	(3,956)	(5.4)
Derivative instruments	9,032	3,392	5,640	166.3
Dividends payable	18,292	13,396	4,896	36.5
Accounts payable and other accrued liabilities	73,679	67,240	6,439	9.6
Total Liabilities	$3,092,917	$2,518,125	$574,792	22.8%
Stockholders’ Equity
Common stock	$4	$4	$—	0.0%
Additional paid-in capital	720,812	720,680	132	0.0
Retained earnings (Deficit)	14,914	21,790	(6,876)	(31.6)
Accumulated other comprehensive (loss)	(7,703)	(1,328)	(6,375)	-
Total Ready Capital Corporation equity	728,027	741,146	(13,119)	(1.8)%
Non-controlling interests	19,379	19,743	(364)	(1.8)
Total Stockholders’ Equity	$747,406	$760,889	$(13,483)	(1.8)%
Total Liabilities and Stockholders’ Equity	$3,840,323	$3,279,014	$561,309	17.1%

Assets - Comparison of balances at June 30, 2019 to March 31, 2019

Cash and cash equivalents decreased $5.7 million, primarily due to funding new loan originations, loan acquisitions, and other investment activity, partially offset by proceeds from our securitization activities and loan sales and pay-offs.

Loans, net decreased by $54.3 million as a result of loan transferred to VIEs as part of the Ready Capital Mortgage Financing 2019-FL3 (“FL3”) securitization that was completed in April 2019 and the Sutherland Commercial Mortgage Trust 2018-SBC8 (“SBC8”) securitization that was completed in June 2019. This was partially offset by new loan originations and acquisitions during the quarter.

Investment in unconsolidated joint ventures increased by $8.5 million during the quarter as a result of a $6.7 million joint venture acquired as part of our loan acquisitions business.

Our servicing rights asset decreased by $0.9 million, primarily due to unrealized losses due to the changes in the fair value of our residential MSRs of $6.3 million, partially offset by increases due to loan sales and retention of servicing activities of across our SBA, Freddie Mac, and residential servicing portfolio.

Real estate acquired in settlement of loans, held for sale decreased $9.7 million as a result of sales of real estate acquired as part of the ORM merger.

Assets in consolidated VIEs increased by $546.8 million, which included a net increase in loans, net due to the transfer of loans into our securitizations during the year, as noted above. These increases were partially offset by a decrease in these amounts due to pay-downs on existing loans within the securitizations.

Liabilities

Secured borrowings associated with our repurchase agreements and credit facilities increased by $140.6 million due to an increased need of shorter-term financings on acquired and originated loans and REO, resulting in increased leverage, particularly on acquired transitional loans.

Securitized debt obligations of consolidated VIEs, net increased by $426.2 million, as a result of the issuance of the FL3 during April of 2019 and SBC8 in June 2019,  partially offset by pay-downs on other issued securitized debt.

Equity

Total equity attributable to our company decreased by $13.1 million, primarily the result of dividends declared and losses on cash flow hedges.

Selected Balance Sheet Information by Business Segment and Corporate – Other

The following table presents certain selected balance sheet information by each of our four business segments as of June 30, 2019:

(in thousands)	Loan Acquisitions	SBC Originations	SBA Originations, Acquisitions and Servicing	Residential Mortgage Banking	Total
Assets
Loans, net (1) (2)	$1,054,169	$1,793,078	$218,128	$3,422	$3,068,797
Loans, held for sale, at fair value	2,790	35,684	13,483	125,550	177,507
Mortgage backed securities, at fair value	29,183	70,224	-	-	99,407
Servicing rights	-	11,103	18,000	85,658	114,761
Investment in unconsolidated joint ventures	47,551	-	-	-	47,551
Real estate acquired in settlement of loans, held for sale	65,834	-	-	-	65,834

Liabilities
Secured borrowings	$115,621	$674,577	$41,113	$157,557	$988,868
Securitized debt obligations of consolidated VIEs	478,770	1,088,343	-	-	1,567,113
Guaranteed loan financing	-	-	28,445	-	28,445
Senior secured notes, net	42,516	129,525	7,045	-	179,086
Corporate debt, net	24,258	24,537	-	-	48,795
Convertible notes, net	54,050	50,858	5,598	-	110,506
(1) Includes Loan assets of consolidated VIEs (2) Excludes allowance for loan losses.

Results of Operations

The following table compares our summarized results of operations for each of our four operating segments for the three and six months ended June 30, 2019 and 2018 (amounts in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30,		$ Change	June 30,		$ Change
	2019	2018	2019 vs. 2018	2019	2018	2018 vs. 2017
Interest income
Loan acquisitions	$18,208	$12,970	$5,238	$28,881	$22,655	$6,226
SBC originations	30,639	18,891	11,748	58,828	36,751	22,077
SBA originations, acquisitions and servicing	7,124	8,998	(1,874)	16,233	17,713	(1,480)
Residential mortgage banking	1,063	999	64	1,845	1,888	(43)
Total interest income	$57,034	$41,858	$15,176	$105,787	$79,007	$26,780
Interest expense
Loan acquisitions	$(10,602)	$(6,277)	$(4,325)	$(18,307)	$(12,106)	$(6,201)
SBC originations	(21,401)	(15,320)	(6,081)	(42,068)	(27,790)	(14,278)
SBA originations, acquisitions and servicing	(2,300)	(3,972)	1,672	(8,790)	(7,592)	(1,198)
Residential mortgage banking	(1,450)	(838)	(612)	(2,364)	(1,583)	(781)
Total interest expense	$(35,753)	$(26,407)	$(9,346)	$(71,529)	$(49,071)	$(22,458)
Net interest income before provision for loan losses	$21,281	$15,451	$5,830	$34,258	$29,936	$4,322
Provision for loan losses	(1,348)	397	(1,745)	(1,866)	229	(2,095)
Net interest income after provision for loan losses	$19,933	$15,848	$4,085	$32,392	$30,165	$2,227
Non-interest income
Loan acquisitions	$2,832	$2,415	$417	$5,762	$8,416	$(2,654)
SBC originations	3,673	9,348	(5,675)	9,245	17,191	(7,946)
SBA originations, acquisitions and servicing	6,103	6,076	27	10,348	11,124	(776)
Residential mortgage banking	20,298	22,449	(2,151)	33,074	46,303	(13,229)
Corporate - other	50	-	50	30,793	-	30,793
Total non-interest income	$32,956	$40,288	$(7,332)	$89,222	$83,034	$6,188
Non-interest expense
Loan acquisitions	$(2,197)	$(3,173)	$976	$(3,676)	$(5,401)	$1,725
SBC originations	(6,274)	(6,783)	509	(12,167)	(13,128)	961
SBA originations, acquisitions and servicing	(6,929)	(4,421)	(2,508)	(11,791)	(9,189)	(2,602)
Residential mortgage banking	(22,906)	(19,685)	(3,221)	(40,726)	(36,628)	(4,098)
Corporate - other	(6,294)	(5,525)	(769)	(17,520)	(11,223)	(6,297)
Total non-interest expense	$(44,600)	$(39,587)	$(5,013)	$(85,880)	$(75,569)	$(10,311)
Net income (loss) before provision for income taxes
Loan acquisitions	$7,697	$6,015	$1,682	$11,983	$13,372	$(1,389)
SBC originations	6,287	6,209	78	13,529	13,133	396
SBA originations, acquisitions and servicing	3,544	6,925	(3,381)	5,120	12,368	(7,248)
Residential mortgage banking	(2,995)	2,925	(5,920)	(8,171)	9,980	(18,151)
Corporate - other	(6,244)	(5,525)	(719)	13,273	(11,223)	24,496
Total net income before provision for income taxes	$8,289	$16,549	$(8,260)	$35,734	$37,630	$(1,896)

Results of Operations – Supplemental Information

Realized and unrealized gains/(losses) on financial instruments are recorded in the unaudited interim consolidated statements of income and classified based on the nature of the underlying asset or liability.

The following table presents the components of realized and unrealized gains / (losses) on financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Realized gains (losses) on financial instruments
Realized gains on loans - Freddie Mac	$766	$2,198	$1,862	$4,275
Creation of mortgage servicing rights - Freddie Mac	680	2,452	1,947	4,390
Realized gains on loans - SBA	3,229	4,023	6,050	6,565
Creation of mortgage servicing rights - SBA	948	1,113	1,881	1,805
Net realized gains (losses) - all other	632	(1,166)	1,797	3,816
Net realized gain on financial instruments	$6,255	$8,620	$13,537	$20,851
Unrealized gains (losses) on financial instruments
Unrealized gain (loss) on loans - Freddie Mac	$559	$192	$298	$(4)
Unrealized gain (loss) on loans - SBA	71	(819)	(504)	(286)
Unrealized gain (loss) on residential mortgage servicing rights, at fair value	(6,340)	298	(13,467)	5,186
Net unrealized gains (losses) - all other	(1,296)	4,786	(245)	2,568
Net unrealized gain (loss) on financial instruments	$(7,006)	$4,457	$(13,918)	$7,464

Loan Acquisition Segment Results

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
(In Thousands)	2019	2018	$ Change	2019	2018	$ Change
Interest income	$18,208	$12,970	$5,238	$28,881	$22,655	$6,226
Interest expense	(10,602)	(6,277)	(4,325)	(18,307)	(12,106)	(6,201)
Net interest income before provision for loan losses	$7,606	$6,693	$913	$10,574	$10,549	$25
Provision for loan losses	(544)	80	(624)	(677)	(192)	(485)
Net interest income after provision for loan losses	$7,062	$6,773	$289	$9,897	$10,357	(460)
Non-interest income	2,832	2,415	417	5,762	8,416	(2,654)
Non-interest expense	(2,197)	(3,173)	976	(3,676)	(5,401)	1,725
Total non-interest income (expense)	$635	$(758)	$1,393	$2,086	$3,015	$(929)
Net income before provision for income taxes	$7,697	$6,015	$1,682	$11,983	$13,372	$(1,389)

Interest income

Interest income of $18.2 million for the quarter ended June 30, 2019 in our loan acquisitions segment represented an increase of $5.2 million from the prior year quarter, primarily driven by the re-investment of capital into acquired loans throughout the later half of 2018 and the beginning of 2019. As of June 30, 2019, the carrying value of the acquired loan portfolio was $1.1 billion, compared to $569.0 million as of June 30, 2018.

Interest income of $28.9 million in the six months ended June 30, 2019 represented an increase of $6.2 million from the prior year period, primarily driven by the re-investment of capital into acquired loans throughout the later half of 2018 and the beginning of 2019, as noted above.

Interest expense

Interest expense of $10.6 million for the quarter ended June 30, 2019 in our loan acquisitions segment represented an increase of $4.3 million from the prior year quarter, reflecting an increase in borrowing needs, as a result of deploying capital back into the acquired loan business and a higher average carrying value of the acquired loan portfolio, as noted above.

Interest expense of $18.3 million in the six months ended June 30, 2019 represented an increase of $6.2 million from the prior year period primarily reflecting an increase in borrowing needs, as a result of deploying capital back into to acquired loan business and a higher carrying value of the acquired loan portfolio, as noted above.

Provision for loan losses

Provision for loan losses of $0.5 million for the quarter ended June 30, 2019 in our loan acquisitions segment represented an increase of $0.6 million from the prior year quarter, reflecting an increase in the overall carrying value of the portfolio.

Provision for loan losses of $0.7 million for the six months ended June 30, 2019 in our loan acquisitions segment represented a reduction of $0.5 million from the prior year period,  reflecting an increase in the overall carrying value of the portfolio.

Non-interest income

Non-interest income of $2.8 million for the quarter ended June 30, 2019 in our loan acquisitions segment represented an increase of $0.4 million from the prior year quarter, primarily due to other income generated on REO properties acquired from ORM.

Non-interest income of $5.8 million for the six months ended June 30, 2019 in our loan acquisitions segment represented a decrease of $2.6 million, primarily driven by a decrease in income generated on our unconsolidated joint ventures of $2.2 million.

Non-interest expense

Non-interest expense of $2.2 million for the quarter ended June 30, 2019 in our loan acquisitions segment represented a decrease of $1.0 million from the prior year quarter ended June 30, 2018, primarily reflecting a reduction in general operating expenses of $1.1 million.

Non-interest expense of $3.7 million for the six months ended June 30, 2019 in our loan acquisitions segment represented an decrease of $1.7 million from the prior year period ended June 30, 2018, primarily reflecting a reduction in general operating expenses of $1.5 million.

SBC Originations Segment Results

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
(In Thousands)	2019	2018	$ Change	2019	2018	$ Change
Interest income	$30,639	$18,891	$11,748	$58,828	$36,751	$22,077
Interest expense	(21,401)	(15,320)	(6,081)	(42,068)	(27,790)	(14,278)
Net interest income before provision for loan losses	$9,238	$3,571	$5,667	$16,760	$8,961	$7,799
Recoveries of loan losses	(350)	73	(423)	(309)	109	(418)
Net interest income after provision for loan losses	$8,888	$3,644	$5,244	$16,451	$9,070	7,381
Non-interest income	3,673	9,348	(5,675)	9,245	17,191	(7,946)
Non-interest expense	(6,274)	(6,783)	509	(12,167)	(13,128)	961
Total non-interest income (expense)	$(2,601)	$2,565	$(5,166)	$(2,922)	$4,063	$(6,985)
Net income before provision for income taxes	$6,287	$6,209	$78	$13,529	$13,133	$396

Interest income

Interest income of $30.6 million for the quarter ended June 30, 2019 in our SBC originations segment represented an increase of $11.7 million from the prior year quarter primarily reflecting an increase in SBC loan originations, resulting in higher average loan balances. Originated transitional loans contributed $17.1 million in interest income during the quarter ended June 30, 2019, representing a $7.1 million increase from the quarter ended June 30, 2018. Originated SBC loans contributed $12.3 million in interest income during the quarter ended June 30, 2019, representing a $4.6 million increase from the quarter ended June 30, 2018.

Interest income of $58.8 million in the six months ended June 30, 2019 represented an increase of $22.1 million from the prior year period primarily reflecting an increase in SBC loan originations, resulting in higher average loan balances. Originated transitional loans contributed $31.2 million in interest income during the current year period ended June 30, 2019, representing a $12.2 million increase from the prior year period ended June 30, 2018. Originated SBC loans contributed $25.4 million in interest income during the current year period ended June 30, 2018, representing a $9.9 million increase from the prior year period ended June 30, 2018.

Interest expense

Interest expense of $21.4 million in our SBC originations segment represented an increase of $6.1 million from the prior year quarter ended June 30, 2018, primarily reflecting an increase in borrowing activities under our shorter-term secured borrowings and borrowings under our senior secured notes and convertible notes allocated to the SBC originations segment, due to the need to finance a greater number of loan originations and higher average carrying value.

Interest expense of $42.1 million in the six months ended June 30, 2019 represented an increase of $14.3 million from the prior year period primarily reflecting an increase in borrowing activities under secured short-term borrowings due to the need to finance a greater number of loan originations during 2019.

Non-interest income

Non-interest income of $3.7 million for the quarter ended June 30, 2019 in our SBC originations segment represented a decrease of $5.7 million from the prior quarter ended June 30, 2018 primarily reflecting a decrease in realized gains on Freddie Mac loans of $1.4 million and a decrease in servicing income generated on the Freddie Mac loan portfolio of $0.8 million and a reduction in unrealized gains attributable to derivatives and MBS.

Non-interest income of $9.2 million for the six months ended June 30, 2019 in our SBC originations segment represented a decrease of $7.9 million from the prior year period ended June 30, 2018 primarily reflecting a decrease in realized gains on Freddie Mac loans of $2.4 million.

Non-interest expense

Non-interest expense of $6.3 million for the quarter ended June 30, 2019 in our SBC originations segment represented a decrease of $0.5 million from the prior year quarter ended June 30, 2018, primarily reflecting a decrease in general operating expenses of $0.5 million, a decrease in employee compensation expense of $0.5 million, partially offset by a decrease in servicing expense of $0.6 million.

Non-interest expense of $12.2 million in the six months ended June 30, 2019 in our SBC originations segment represented a decrease of $1.0 million from the prior year period primarily reflecting decrease in general operating expenses of $1.1 million, a decrease in employee compensation expense of $0.7 million, partially offset by a decrease in servicing expense of $1.1 million.

SBA Originations, Acquisitions and Servicing Segment Results

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
(In Thousands)	2019	2018	$ Change	2019	2018	$ Change
Interest income	$7,124	$8,998	$(1,874)	$16,233	$17,713	$(1,480)
Interest expense	(2,300)	(3,972)	1,672	(8,790)	(7,592)	(1,198)
Net interest income before provision for loan losses	$4,824	$5,026	$(202)	$7,443	$10,121	$(2,678)
Provision for loan losses	(454)	244	(698)	(880)	312	(1,192)
Net interest income after provision for loan losses	$4,370	$5,270	$(900)	$6,563	$10,433	(3,870)
Non-interest income	6,103	6,076	27	10,348	11,124	(776)
Non-interest expense	(6,929)	(4,421)	(2,508)	(11,791)	(9,189)	(2,602)
Total non-interest income (expense)	$(826)	$1,655	$(2,481)	$(1,443)	$1,935	$(3,378)
Net income before provision for income taxes	$3,544	$6,925	$(3,381)	$5,120	$12,368	$(7,248)

Interest income

Interest income of $7.1 million for the quarter ended June 30, 2019 in our SBA originations, acquisitions, and servicing segment represented a decrease of $1.9 million from the prior year quarter ended June 30, 2018 due to a reduction of interest income generated on our acquired SBA 7(a) loan portfolio as we have shifted capital to new SBA loan originations. Although our SBA loan originations increased compared to the prior year quarter, this did not result in a direct, proportional increase in interest income, but rather, resulted in a realized gain on the sale of the SBA loan and an increase in servicing income, as we typically sell a 75% pro-rata interest in the loan at a premium, while retaining 25%, and also retain the servicing rights on the loan. Thus, the reduction in interest income is partially offset by an increase in realized gains on sales of SBA loans and an increase in originated SBA loans servicing income, discussed further below.

Interest income of $16.2 million in the six months ended June 30, 2019 represented a decrease of $1.5 million from the prior year period primarily due to a reduction of interest income generated on our acquired SBA 7(a) loan portfolio due to the factors noted above. The reduction in interest income is partially offset by an increase in realized gains on sales of SBA loans and an increase in servicing income, discussed further below.

Interest Expense

Interest expense of $2.3 million for the quarter ended June 30, 2019 in our SBA originations, acquisitions, and servicing segment represented a decrease of  $1.7 million from the prior year quarter ended June 30, 2018 primarily reflecting a reduction in borrowing activities under secured borrowings and guaranteed loan financing due to the reduced need to finance acquired SBA 7(a) loans on our balance sheet and originated SBA 7(a) loans, due to sales of the 75% pro-rata interest of these loans, while only 25% is retained on our consolidated balance sheet.

Interest expense of $8.8 million for the six months ended June 30, 2019 in our SBA originations, acquisitions, and servicing segment represented an increase of $1.2 million from the prior year quarter ended June 30, 2018 primarily reflecting a one-time $1.9 million increase in interest expense relating to the acceleration of deferred financing costs relating to the early pay-off of the RCLSBL 2015-1 securitization. This was partially offset by a reduction in borrowing activities under secured borrowings and guaranteed loan financing due to the reduced need to finance acquired SBA 7(a) loans on our balance sheet and originated SBA 7(a) loans, due to sales of the 75% pro-rata interest of these loans, while only 25% is retained on our consolidated balance sheet.

Non-interest income

Non-interest income of $6.1 million for the quarter ended June 30, 2019 in our SBA originations, acquisitions, and servicing segment, which remained flat in comparison to the prior year quarter.

Non-interest income of $10.3 million for the six months ended June 30, 2019 represented a decrease of $0.8 million from the prior year period, which is the result of an decrease in sales of SBA loans compared to the previous year.

Non-interest expense

Non-interest expense of $6.9 million for the quarter ended June 30, 2019 in our SBA originations, acquisitions, and servicing segment represented an increase of $2.5 million compared to the prior year quarter ended June 30, 2018, reflecting an increase in employee compensation expense of $1.3 million and an increase in other operating expenses of $1.1 million.

Non-interest expense of $11.8 million in the six months ended June 30, 2019 in our SBA originations, acquisitions, and servicing segment represented an increase $2.6 million from the prior year period ended June 30, 2018, reflecting an increase in employee compensation expense of $1.3 million and an increase in other operating expenses of $1.1 million.

Residential Mortgage Banking Segment Results

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
(In Thousands)	2019	2018	$ Change	2019	2018	2018	$ Change
Interest income	$1,063	$999	$64	$1,845	$1,888		$(43)
Interest expense	(1,450)	(838)	(612)	(2,364)	(1,583)		(781)
Net interest income before provision for loan losses	$(387)	$161	$(548)	$(519)	$305		$(824)
Provision for loan losses	-	-	-	-	-		-
Net interest income after provision for loan losses	$(387)	$161	$(548)	$(519)	$305		(824)
Non-interest income	20,298	22,449	(2,151)	33,074	46,303		(13,229)
Non-interest expense	(22,906)	(19,685)	(3,221)	(40,726)	(36,628)		(4,098)
Total non-interest income (expense)	$(2,608)	$2,764	$(5,372)	$(7,652)	$9,675		$(17,327)
Net income before provision for income taxes	$(2,995)	$2,925	$(5,920)	$(8,171)	$9,980		$(18,151)

Interest income

Interest income of $1.1 million in our residential mortgage banking segment for each of the quarters ended June 30, 2019 and 2018 was generated on originated residential agency loans held-for-sale, at fair value. This remained approximately flat relative to the prior years’ quarter.

Interest income of $1.8 million in our residential mortgage banking segment for each of the six months ended June 30, 2019 and 2018 was generated on originated residential agency loans held-for-sale, at fair value. This remained approximately flat relative to the prior years’ period.

Interest expense

Interest expense of $1.5 million in our residential mortgage banking segment for the quarter ended June 30, 2019 represented an increase of $0.6 million from the prior year quarter ended June 30, 2018, primarily reflecting borrowing costs on a greater number of originated loans.

Interest expense of $2.4 million in our residential mortgage banking segment for the quarter ended June 30, 2019 represented an increase of $0.8 million from the prior year quarter ended June 30, 2018, primarily reflecting borrowing costs on a greater number of originated loans.

Non-interest income

Non-interest income of $20.3 million in our residential mortgage banking segment for the quarter ended June 30, 2019 represented a decrease of $2.1 million from the prior year quarter ended June 30, 2018 primarily reflecting unrealized losses on residential MSRs of $6.3 million during the quarter ended June 30, 2019 compared to unrealized gains of $0.3 million of unrealized gains during the quarter ended June 30, 2018. This was partially offset by an increase in revenue on residential mortgage banking activities of $2.7 million as a result of an increase in loan originations in the current year.

Non-interest income of $33.1 million in our residential mortgage banking segment for the six months ended June 30, 2019 represented a decrease of $13.2 million from the six months ended June 30, 2018 primarily reflecting unrealized losses on residential MSRs of $13.5 million during the six months ended June 30, 2019 compared to unrealized gains of $5.2 million of unrealized gains during the six months ended June 30, 2018. This was partially offset by an increase in revenue on residential mortgage banking activities of $4.3 million as a result of an increase in loan originations in the current year.

Non-interest expense

Non-interest expense of $22.9 million in our residential mortgage banking segment for the quarter ended June 30, 2019 represented an increase of $3.2 million from the prior year quarter ended June 30, 2018, primarily reflecting an increase in variable expenses on residential mortgage banking activities of $6.0 million, partially offset by a decrease in employee compensation of $3.1 million.

Non-interest expense of $40.7 million in our residential mortgage banking segment for the six months ended June 30, 2019 represented an increase of $4.1 million from the prior year six months ended June 30, 2018, primarily reflecting an increase in variable expenses on residential mortgage banking activities of $12.9 million, partially offset by a decrease in employee compensation of $7.7 million.

Corporate- Other

Non-interest income

Non-interest income of $30.8 million in our Corporate – Other segment for the six months ended June 30, 2019 represented a bargain purchase gain associated with the ORM merger.

Non-interest expense

Non-interest expense of $6.3  million for the quarter ended June 30, 2019 increased $0.8 million from the prior year quarter ended June 30, 2018 as a result of a merger related expenses of $0.6 million.

Non-interest expense of $17.5 million for the six months ended June 30, 2019 increased $6.3 million from the prior year period ended June 30, 2018 as a result of a merger related expenses of $6.1 million.

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

The following table presents our summarized consolidated results of operations and reconciliation to Core Earnings:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	Change	June 30, 2019	June 30, 2018	Change
Net Income	$11,245	$15,884	$(4,639)	$41,695	$34,402	$7,293
Reconciling items:
Unrealized loss on mortgage-backed securities	106	86	20	120	165	(45)
Unrealized loss on mortgage servicing rights	6,339	(253)	6,592	13,467	(4,408)	17,875
Gain on bargain purchase	-	-	-	(30,728)	-	(30,728)
Merger transaction costs	603	-	603	6,070	-	6,070
Non-recurring expenses	67	-	67	793	-	793
Total reconciling items	$7,115	$(167)	$7,282	$(10,278)	$(4,243)	$(6,035)
Income tax adjustments	(1,585)	64	(1,649)	(3,367)	1,111	(4,478)
Core earnings	$16,775	$15,781	$994	$28,050	$31,270	$(3,220)

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Consolidated Net Income decreased by $4.6 million, from $15.9 million during the three months ended June 30, 2018 to $11.2 million during the three months ended June 30, 2019. Core Earnings increased by $1.0 million, from $15.8 million during the three months ended June 30, 2018 to $16.8 million during the three months ended June 30, 2019.

The decrease in Consolidated Net Income was the result of unrealized losses of $6.3 million on residential MSRs carried at fair value and ORM merger transaction costs of $0.6 million. Core earnings increased by $1.0 million as a result of additional income generated as a result of new loan origination and acquisition activity and loans acquired from ORM.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Consolidated Net Income increased by $7.3 million, from $34.4 million during the six months ended June 30, 2018 to $41.7 million during the six months ended June 30, 2019. Core Earnings decreased by $3.2 million, from $31.3 million during the six months ended June 30, 2018 to $28.1 million during the six months ended June 30, 2019.

The increase in Consolidated Net Income was the result of a bargain purchase gain of $30.7 million, partially offset by merger related expenses of $6.1 million and unrealized losses of $13.5 million on residential MSRs carried at fair value. Core earnings decreased by $3.2 million as a result of a reduction in income generated by our joint venture investments of $2.2 million, a reduction in gains on sales of Freddie Mac loans of $2.3 million, a reduction in gains on sales of SBA loans of $0.5 million, partially offset by an increase in net interest margin of $4.3 million

Incentive Distribution Payable to Our Manager

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

Cash Flow Activity

The following table provides a summary of the net change in our cash and cash equivalents and restricted cash:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Cash flows provided by (used in) operating activities	$(58,824)	$9,994	$(58,007)	$58,222
Cash flows provided by (used in) investing activities	$(504,415)	$(131,736)	$(674,608)	$(278,174)
Cash flows provided by (used in) financing activities	$544,407	$141,946	$739,685	$258,172

Net increase in cash and cash equivalents and restricted cash	$(18,832)	$20,204	$7,070	$38,220

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

Cash,  cash equivalents, and restricted cash decreased by $18.8 million during the current quarter ended June 30, 2019, reflecting:

•	Net cash used in operating activities of $58.8 million for the current quarter related primarily to:
-	Cash outflows on originations and purchases of new loans, held-for-sale, at fair value of $639.2 million partially offset by cash inflows on sales and pay-downs of loans of $598.6 million.

•	Net cash used in investing activities of $504.4 million for the current quarter related primarily to:
-

Cash outflows of $695.0 million relating to originations and purchases of loans, held-for-investment, partially offset by cash inflows relating to repayments of loans, held at fair value and held-for-investment of $195.7 million and sales and repayments of MBS of $2.2 million.

•	Net cash provided by financing activities of $544.4 million for the current quarter related primarily to:
-	Net proceeds from securitized debt obligations of $430.9 million and $140.6 million of secured borrowings.

Cash, cash equivalents, and restricted cash increased by $20.2 million during the previous year quarter ended June 30, 2018, reflecting:

•	Net cash provided by operating activities of $10.0 million for the current quarter as a result of general net changes in operating assets and liabilities.

•	Net cash used in investing activities of $131.7 million for the current quarter related primarily to:
-

Cash outflows of $493.8 million relating to originations and purchases of loans, held at fair value and held-for-investment loans, partially offset by cash inflows relating to repayments of loans, held at fair value and held-for-investment of $354.0 million.

•	Net cash provided by financing activities of $141.9 million for the current quarter related primarily to:
-

Proceeds provided by issuances of securitized debt of $217.2 million, issuance of our corporate debt of approximately $50.0 million, partially offset by repayments of securitized debt of $98.9 million and net repayments of guaranteed loan financing of $17.5 million.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

Cash and cash equivalents increased by $7.1 million during the current quarter ended June 30, 2019, reflecting:

•	Net cash used in operating activities of $58.0 million for the current quarter related primarily to:

-	Cash outflows on originations and purchases of new loans, held-for-sale, at fair value of $1,084.7 million partially offset by cash inflows on sales and pay-downs of loans of $1,057.1 million.

•	Net cash used in investing activities of $674.6 million for the current quarter related primarily to:
-

Cash outflows of $1,069.4 million relating to originations and purchases of loans, held-for-investment, partially offset by cash inflows relating to repayments of loans, held at fair value and held-for-investment of $382.8 million and sales and repayments of MBS of $10.0 million.

•	Net cash provided by financing activities of $739.7 million for the current quarter related primarily to:
-	Net proceeds from securitized debt obligations of $667.9 million and secured borrowings of $142.4 million.

Cash and cash equivalents increased by $38.2 million during the previous year quarter ended June 30, 2018, reflecting:

•	Net cash provided by operating activities of $58.2 million for the current quarter related primarily to:
-

Cash inflows from proceeds on sales and pay-downs on loans, held-for-sale, at fair value of $1,385.4 million, partially offset by cash outflows on originations and purchases of new loans of $1,326.8 million.

•	Net cash used in investing activities of $278.2 million for the current quarter related primarily to:
-

Cash outflows of $754.7 million relating to originations and purchases of loans and cash outflows of $10.4 million relating to purchases of MBS, partially offset by cash inflows relating to repayments of loans of $470.8 million and pay-downs on MBS of $4.5 million.

•	Net cash provided by financing activities of $258.2 million for the current quarter related primarily to:
-

Proceeds provided by issuances of securitized debt of $373.1 million, issuance of our corporate debt of approximately $50.0 million, partially offset by repayments of securitized debt of $164.1 million and net repayments of guaranteed loan financing of $34.9 million.

Collateralized Borrowings Under Repurchase Agreements

The following table presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase agreements during the quarter and the highest balance of any month end during the quarter (dollars in thousands):

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q1 2017	$632,951	$616,902	$632,951
Q2 2017	520,169	576,560	520,169
Q3 2017	320,371	420,270	433,183
Q4 2017	382,612	351,492	382,612
Q1 2018	446,663	414,638	446,663
Q2 2018	443,263	444,963	447,751
Q3 2018	610,251	526,757	610,251
Q4 2018	635,233	622,742	635,233
Q1 2019	597,963	604,107	635,233
Q2 2019	988,868	799,559	988,868

The net decrease in the outstanding balances during 2017 was primarily due to the proceeds provided by our convertible note issuance of approximately $115.0 million and proceeds provided by our senior secured notes of approximately $142.0 million, which were used to pay-down borrowings under repurchase agreements of approximately $218.2 million.

The net increase in the outstanding balances during both 2018 and 2019 was primarily due to the increased loan and MBS investment activity, which resulted in a greater need to finance these assets, which was accomplished using borrowings under repurchase agreements. These balances are typically paid down as we securitize our acquired and originated loan assets and issue senior bonds.

Securitization Activity

Our Manager’s extensive experience in loan acquisition, origination, servicing and securitization strategies has enabled us to complete several securitizations of SBC and SBA loan assets since January 2011. These securitizations allow us to match fund the SBC and SBA loans on a long-term, non-recourse basis. Four of these securitizations, including Waterfall Victoria Mortgage Trust 2011-1 (“SBC-1”), Waterfall Victoria Mortgage Trust 2011-3 (“SBC-3”), Sutherland Commercial Mortgage Trust 2015-4 (“SBC-4”), Sutherland Commercial Mortgage Trust 2017 (“SBC-6”), Sutherland Commercial Mortgage Trust 2018 (“SBC-7”),and Sutherland Commercial Mortgage Trust 2019 (“SBC-8”) are trusts, whose debt is collateralized by non-performing and re-performing acquired SBC loans and a fifth securitization Waterfall Victoria Mortgage Trust 2011-2 (“SBC-2”) is a real estate mortgage investment conduit (“REMIC”) whose debt is collateralized by performing acquired SBC loans. We have completed four securitizations of newly originated SBC loans, each a REMIC, including ReadyCap Commercial Mortgage Trust 2014-1 (“RCMT 2014-1”), ReadyCap Commercial Mortgage Trust 2015-2 (“RCMT 2015-2”), ReadyCap Commercial Mortgage Trust 2016-3 (“RCMT 2016-3”), ReadyCap Commercial Mortgage Trust 2018-4 (“RCMT 2018-4”), and Ready Capital Mortgage Trust 2019-5 (“RCMT 2019-5”). We also completed Ready Capital Mortgage Financing 2017 (“RCMF 2017-FL1”),  Ready Capital Mortgage Financing 2018 – FL2 (“RCMF 2018-FL2”), and Ready Capital Mortgage Financing 2019 – FL3 (“RCMF 2019-FL3”), securitizations whose debt is collateralized by originated transitional loans, and ReadyCap Lending Small Business Trust 2015-1 (“RCLSBL 2015-1”), a securitization collateralized by SBA Section 7(a) Program loans.

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

The following table presents information on the securitization structures and related issued tranches of notes to investors:

Deal Name	Asset Class	Issuance	Ratings	Bonds Issued (in $ millions)
WVMT 2011-SBC1	SBC Acquired loans	February 2011	NR	$40.5
WVMT 2011-SBC2	SBC Acquired loans	March 2011	DBRS	97.6
WVMT 2011-SBC3	SBC Acquired loans	October 2011	NR	143.4
RCMT 2014-1	SBC Originated Conventional	September 2014	MDY / DBRS	181.7
RCLSBL 2015-1	Acquired SBA 7(a) loans	June 2015	S&P	189.5
SCML 2015-SBC4	SBC Acquired loans	August 2015	NR	125.4
RCMT 2015-2	SBC Originated Conventional	November 2015	MDY / Kroll	218.8
FRESB 2016-SB11	Originated Agency Multi-family	January 2016	GSE Wrap	110.0
FRESB 2016-SB18	Originated Agency Multi-family	July 2016	GSE Wrap	118.0
RCMT 2016-3	SBC Originated Conventional	November 2016	MDY / Kroll	162.1
FRESB 2017-SB33	Originated Agency Multi-family	June 2017	GSE Wrap	197.9
RCMF 2017-FL1	SBC Originated Transitional	August 2017	MDY / Kroll	198.8
SCMT 2017-SBC6	SBC Acquired loans	August 2017	NR	139.4
FRESB 2018-SB45	Originated Agency Multi-family	January 2018	GSE Wrap	362.0
RCMT 2018-4	SBC Originated Conventional	March 2018	MDY / DBRS	165.0
RCMF 2018-FL2	SBC Originated Transitional	June 2018	MDY / Kroll	217.1
FRESB 2018-SB52	Originated Agency Multi-family	September 2018	GSE Wrap	505.0
SCMT 2018-SBC7	SBC Acquired Loans	November 2018	DBRS	217.0
FRESB 2018-SB56	Originated Agency Multi-family	December 2018	GSE Wrap	507.3
RCMT 2019-5	SBC Originated Conventional	January 2019	MDY / DBRS	355.8
RCMF 2019-FL3	SBC Originated Transitional	April 2019	MDY / DBRS	320.2
SCMT 2019-SBC8	SBC Acquired Loans	June 2019	MDY / DBRS	306.5
Cumulative loan securitizations (inception to date)				$4,879.0

We used the proceeds from the sale of the tranches issued to purchase and originate SBC and SBA loans.  We are the primary beneficiary of SBC-1, SBC-2, SBC-3, RCMT 2014-1, RCMT 2015-2, RCMT 2016-3, RCMT 2018-4, RCMT 2019-5, RCMF 2017-FL1, RCMF 2018-FL2, RCMF 2019-FL3, RCLSBL 2015-1, SBC-4, SBC-6, SBC-7, and SBC-8, therefore they are consolidated in our financial statements.

Deutsche Bank Loan Repurchase Facility

Our subsidiaries, ReadyCap Commercial, Sutherland Asset I, and Sutherland Warehouse Trust II renewed their master repurchase agreement on February 14, 2018, pursuant to which ReadyCap Commercial, Sutherland Asset I and Sutherland Warehouse Trust II may be advanced an aggregate principal amount of up to $300 million on originated mortgage loans (the “DB Loan Repurchase Facility”). As of June 30, 2019, we had $144.9 million outstanding under the DB Loan Repurchase Facility. The DB Loan Repurchase Facility is used to finance SBC loans, and the interest rate is LIBOR plus a spread, which varies depending on the type and age of the loan. The DB Loan Repurchase Facility has been extended through February 2020 and our subsidiaries have an option to extend the DB Loan Repurchase Facility for an additional year, subject to certain conditions. ReadyCap Commercial’s, Sutherland Asset I’s, and Sutherland Warehouse Trust II’s obligations are fully guaranteed by us.

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

JPMorgan Loan Repurchase Facility

Our subsidiaries, ReadyCap Warehouse Financing LLC (“ReadyCap Warehouse Financing”) and Sutherland Warehouse Trust entered into master repurchase agreement in December 2015, pursuant to which ReadyCap Warehouse Financing and Sutherland Warehouse Trust, may sell, and later repurchase, mortgage loans in an aggregate principal amount of up to $200 million. Our subsidiaries renewed their master repurchase agreement with JPMorgan on December 8, 2017 (the “JPM Loan Repurchase Facility”). As of June 30, 2019, we had $61.3 million outstanding under the JPM Loan Repurchase Facility. The JPM Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is LIBOR plus a spread, which is determined by the lender on an asset-by-asset basis. The JPM Loan Repurchase Facility is committed through December 10, 2020, and ReadyCap Warehouse Financing’s and Sutherland Warehouse Trust’s obligations are fully guaranteed by us.

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

Citibank Loan Repurchase Agreement

Our subsidiaries, Waterfall Commercial Depositor, Sutherland Asset I, and ReadyCap Commercial, LLC renewed a master repurchase agreement in June 2018 with Citibank, N.A. (the "Citi Loan Repurchase Facility" and, together with the DB Loan Repurchase Facility and the JPM Loan Repurchase Facility, the "Loan Repurchase Facilities"), pursuant to which Waterfall Commercial Depositor and Sutherland Asset I may sell, and later repurchase, a trust certificate (the “Trust Certificate”), representing interests in mortgage loans in an aggregate principal amount of up to $500 million. As of June 30, 2019, we had $217.1 million outstanding under the Citi Loan Repurchase Facility. The Citi Loan Repurchase Facility is used to finance SBC loans, and the interest rate is one month LIBOR plus 2.125 to 2.50% per annum, depending on asset vintage. The Citi Loan Repurchase Facility is committed for a period of 364 days, and Waterfall Commercial Depositor’s, Sutherland Asset I’s, and ReadyCap Commercial, LLC’s obligations are fully guaranteed by us.

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

Securities Repurchase Agreements

As of June 30, 2019, we had $261.6 million of secured borrowings related to SBC ABS and pledged Trust Certificates, respectively, with four counterparties (lenders).

General Statements Regarding Loan and Security Repurchase Facilities

At June 30, 2019, we had $717.8 million in fair value of Trust Certificates and loans pledged against our borrowings under the Loan Repurchase Facilities and $85.9 million in fair value of SBC ABS and short term investments pledged against our securities repurchase agreement borrowings.

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

JPMorgan Credit Facility

We renewed our master loan and security agreement with JPMorgan in June 2018 providing for a credit facility of up to $225 million. As of June 30, 2019, we had $128.0 million outstanding under this credit facility. The credit facility is structured as a secured loan facility in which ReadyCap Lending and Sutherland 2016‑1 JPM Grantor Trust act as borrowers. Under this facility, ReadyCap and Sutherland 2016-1 JPM Grantor Trust pledge loans guaranteed by the SBA under the SBA Section 7(a) Loan Program, SBA 504 loans and other loans which were part of the CIT loan acquisition. We act as a guarantor under this facility. The agreement contains financial maintenance covenants, which include (i) total stockholders’ equity must not be permitted to be less than the sum of (a) 60% of total stockholders equity as of the closing date of the facility plus (b) 50% of the net proceeds of any equity issuance after the closing date (ii) maximum leverage of 3:1 and (iii) liquidity equal to at least the lesser of (a) 4% of the sum of (without duplication) (1) any outstanding indebtedness plus (2) amounts due under the repurchase agreement and (b) $25,000,000. The amended terms have an interest rate based on loan type ranging from one month LIBOR (reset daily), plus 2.50% per annum. The term of the facility is one year, with an option to extend for an additional year.

At June 30, 2019, we had a leverage ratio of 1.8x on a recourse debt-to-equity basis.

We maintain certain assets, which, from time to time, may include cash, unpledged SBC loans, SBC ABS and short term investments (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by our counterparties, or collectively, the “Cushion”, to meet routine margin calls and protect against unforeseen reductions in our borrowing capabilities. Our ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of our investments, our cash position and margin requirements. Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs. At June 30, 2019, we were in compliance with all debt covenants.

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

Other credit facilities

GMFS funds its origination platform through warehouse lines of credit with four counterparties with total borrowings outstanding of $156.6 million at June 30, 2019. GMFS utilizes a $125 million committed warehouse line of credit agreement which expires on September 11, 2019, a $40 million committed warehouse line of credit expiring in August 2019, and a $40 million committed warehouse line of credit expiring in August 2019. The lines are collateralized by the underlying mortgages and related documents and instruments and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved. These agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. We were in compliance with all significant debt covenants as of June 30, 2019.

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

As of June 30, 2019, we were in compliance with all covenants with respect to the Senior Secured Notes.

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

As of June 30, 2019, we were in compliance with all covenants with respect to the Convertible notes.

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

As of June 30, 2019, we were in compliance with all covenants with respect to the Corporate Debt.

       In July 2019, the Company completed the issuance of a public offering of $57.5 million in 6.2% senior notes due July 2026. Interest on the notes will be paid at a rate of 6.2% per annum, payable quarterly in arrears on January 30, April 30, July 30 and October 30 of each year, beginning on October 30, 2019. The Notes will mature on July 30, 2026, unless earlier repurchased or redeemed.

Contractual Obligations

Other than the items referenced above, there have been no material changes to our contractual obligations for the three and six months ended June 30, 2019.  See Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations" in the Company's annual report on Form 10-K for further details.

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

The following table projects the impact on our interest income and expense for the twelve month period following June 30, 2019, assuming an immediate increase or decrease of 25, 50, 75 and 100 basis points in LIBOR:

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans held for investment	$3,482	$7,090	$10,471	$13,408	$(2,717)	$(5,180)	$(7,318)	$(9,256)
Interest rate swap hedges	781	1,561	2,342	3,123	(781)	(1,561)	(2,342)	(3,123)
Total	$4,263	$8,651	$12,813	$16,531	$(3,498)	$(6,741)	$(9,660)	$(12,379)
Liabilities
Recourse debt	$(1,481)	$(2,962)	$(4,443)	$(5,924)	$1,481	$2,962	$4,443	$5,924
Non-recourse debt	(1,412)	(2,824)	(4,237)	(5,649)	1,412	2,824	4,237	5,649
Total	$(2,893)	$(5,786)	$(8,680)	$(11,573)	$2,893	$5,786	$8,680	$11,573
Total Net Impact to Net Interest Income (Expense)	$1,370	$2,865	$4,133	$4,958	$(605)	$(955)	$(980)	$(806)

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

The following table summarizes the Company’s exposure to its repurchase agreements and credit facilities counterparties at June 30, 2019:

(in thousands)	Borrowings under repurchase agreements and credit facilities (1)	Assets pledged on borrowings under repurchase agreements and credit facilities	Net Exposure (2)	Exposure as a Percentage of Total Assets
Total Counterparty Exposure	$ 988,868	$ 1,260,298	$ 271,430	7.1%

(1) The exposure reflects the difference between (a) the amount loaned to the Company through repurchase agreements and credit facilities, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets

The following table presents information with respect to any counterparty for repurchase agreements for which our Company had greater than 5% of stockholders’ equity at risk in the aggregate at June 30, 2019:

(in thousands)	Counterparty Rating (1)	Amount of Risk (2)	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
Deutsche Bank AG	BBB / A3	$ 43,939	12	7.8%
Citibank, N.A.	A+/Aa3	$ 39,799	3	7.0%
JPMorgan Chase Bank, N.A.	A- / A2	$ 35,111	11	6.2%
(1) The counterparty rating presented is the long-term issuer credit rating as rated at June 30, 2019 by S&P and Moody’s, respectively.

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

The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2019. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a‑15(f) of the Exchange Act) that occurred during the three or six months ended June 30, 2019 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Currently, no material legal proceedings are pending or, to our knowledge, threatened against us.

Item 1A. Risk Factors

See the Company's Annual Report on Form 10-K for the year ended December 31, 2018 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

4.10	*

Fourth Supplemental Indenture, dated as of July 22, 2019, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed July 22, 2019)

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

Ready Capital Corporation

Date: August 8, 2019	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board and Chief Executive
(Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Andrew Ahlborn
Andrew Ahlborn
Chief Financial Officer
(Principal Accounting and Financial Officer)