Form 10-Q
period 2019-09-30
Ready Capital Corp
filed 2019-11-07
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

The Company has 45,097,886 shares of common stock, par value $0.0001 per share, outstanding as of October 31, 2019.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

READY CAPITAL CORPORATION

unaudited CONSOLIDATED BALANCE SHEETS

(In Thousands)	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$52,727	$54,406
Restricted cash	45,303	28,921
Loans, net (including $20,434 and $22,664 held at fair value)	1,380,359	1,193,392
Loans, held for sale, at fair value	203,110	115,258
Mortgage backed securities, at fair value	96,181	91,937
Loans eligible for repurchase from Ginnie Mae	71,528	74,180
Investment in unconsolidated joint ventures	55,663	33,438
Derivative instruments	4,181	2,070
Servicing rights (including $84,638 and $93,065 held at fair value)	114,480	120,062
Receivable from third parties	705	8,888
Real estate acquired in settlement of loans, held for sale	60,807	7,787
Other assets	76,848	55,447
Assets of consolidated VIEs	1,961,127	1,251,057
Total Assets	$4,123,019	$3,036,843
Liabilities
Secured borrowings	1,315,534	834,547
Securitized debt obligations of consolidated VIEs, net	1,465,539	905,367
Convertible notes, net	110,773	109,979
Senior secured notes, net	179,189	178,870
Corporate debt, net	104,441	48,457
Guaranteed loan financing	25,571	229,678
Liabilities for loans eligible for repurchase from Ginnie Mae	71,528	74,180
Derivative instruments	11,906	3,625
Dividends payable	18,292	13,346
Accounts payable and other accrued liabilities	81,235	74,719
Total Liabilities	$3,384,008	$2,472,768
Stockholders’ Equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 44,421,815 and 32,105,112 shares issued and outstanding, respectively	4	3
Additional paid-in capital	720,823	540,478
Retained earnings	9,173	5,272
Accumulated other comprehensive loss	(10,253)	(922)
Total Ready Capital Corporation equity	719,747	544,831
Non-controlling interests	19,264	19,244
Total Stockholders’ Equity	$739,011	$564,075
Total Liabilities and Stockholders’ Equity	$4,123,019	$3,036,843

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

Unaudited CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except share data)	2019	2018	2019	2018
Interest income	$59,723	$44,287	$165,510	$123,295
Interest expense	(39,390)	(28,925)	(110,919)	(77,996)
Net interest income before provision for loan losses	$20,333	$15,362	$54,591	$45,299
Provision for loan losses	(693)	(800)	(2,559)	(571)
Net interest income after provision for loan losses	$19,640	$14,562	$52,032	$44,728
Non-interest income
Residential mortgage banking activities	29,013	17,011	64,621	48,290
Net realized gain on financial instruments and real estate owned	7,377	6,946	20,914	27,796
Net unrealized gain (loss) on financial instruments	(7,881)	8,500	(21,799)	15,964
Servicing income, net of amortization and impairment of $1,609 and $4,225 for the three and nine months ended September 30, 2019, and $1,425 and $5,252 for the three and nine months ended September 30, 2018, respectively	7,449	6,922	22,012	19,959
Other income	2,979	1,204	6,671	4,364
Income on unconsolidated joint ventures	1,047	2,178	6,059	9,420
Gain on bargain purchase	—	—	30,728	—
Total non-interest income	$39,984	$42,761	$129,206	$125,793
Non-interest expense
Employee compensation and benefits	(13,438)	(14,163)	(37,395)	(43,755)
Allocated employee compensation and benefits from related party	(1,500)	(1,200)	(3,603)	(3,600)
Variable expenses on residential mortgage banking activities	(17,318)	(8,337)	(39,995)	(18,120)
Professional fees	(2,030)	(2,294)	(5,445)	(7,343)
Management fees – related party	(2,495)	(2,070)	(6,987)	(6,118)
Incentive fees – related party	—	—	—	(676)
Loan servicing expense	(4,866)	(4,247)	(13,085)	(11,340)
Merger related expenses	(51)	—	(6,121)	—
Other operating expenses	(8,144)	(6,548)	(23,091)	(23,475)
Total non-interest expense	$(49,842)	$(38,859)	$(135,722)	$(114,427)
Income before provision for income taxes	$9,782	$18,464	$45,516	$56,094
Benefit (provision) for income taxes	2,645	(895)	8,604	(4,123)
Net income	$12,427	$17,569	$54,120	$51,971
Less: Net income attributable to non-controlling interest	323	638	1,580	1,890
Net income attributable to Ready Capital Corporation	$12,104	$16,931	$52,540	$50,081

Earnings per common share - basic	$0.27	$0.53	$1.29	$1.57
Earnings per common share - diluted	$0.27	$0.53	$1.29	$1.57

Weighted-average shares outstanding
Basic	44,438,652	32,109,642	40,517,231	32,073,665
Diluted	44,467,801	32,130,262	40,546,380	32,090,126

Dividends declared per share of common stock	$0.40	$0.40	$1.20	$1.17

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Net Income	$12,427	$17,569	$54,120	$51,971
Other comprehensive income (loss) - net change by component
Net change in hedging derivatives (cash flow hedges)	$(2,614)	$—	$(9,611)	$—
Other comprehensive income (loss)	$(2,614)	$—	$(9,611)	$—
Comprehensive income (loss)	$9,813	$17,569	$44,509	$51,971
Less: Comprehensive income attributable to non-controlling interests	(259)	(638)	(1,300)	(1,890)
Comprehensive income attributable to Ready Capital Corporation	$9,554	$16,931	$43,209	$50,081

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

Unaudited CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Nine Months Ended September 30, 2018
				Retained	Accumulated Other	Total
	Common Stock		Additional Paid-	Earnings	Comprehensive	Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	In Capital	(Deficit)	Loss	Corporation Equity	Interests	Equity
Balance at January 1, 2018	31,996,440	$3	$539,455	$(3,385)	$—	$536,073	$19,394	$555,467
Dividend declared on common stock ($1.17 per share)	—	—	—	(37,702)	—	(37,702)	—	(37,702)
Dividend declared on OP units	—	—	—	—	—	—	(1,326)	(1,326)
Equity issuances	5,000	—	86	—	—	86	—	86
Offering costs	—	—	(10)	—	—	(10)	—	(10)
Equity component of 2017 convertible note issuance	—	—	(240)	—	—	(240)	(9)	(249)
Contributions, net	—	—	—	—	—	—	94	94
Stock-based compensation	8,617	—	367	—	—	367	—	367
Conversion of OP units into common stock	33,658	—	577	—	—	577	(577)	—
Manager incentive fee paid in stock	21,397	—	338	—	—	338	—	338
Net Income	—	—	—	50,081	—	50,081	1,890	51,971
Balance at September 30, 2018	32,065,112	$3	$540,573	$8,994	$—	$549,570	$19,466	$569,036

	Nine Months Ended September 30, 2019
				Retained	Accumulated Other	Total
	Common Stock		Additional Paid-	Earnings	Comprehensive	Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	In Capital	(Deficit)	Loss	Corporation Equity	Interests	Equity
Balance at January 1, 2019	32,105,112	$3	$540,478	$5,272	$(922)	$544,831	$19,244	$564,075
Dividend declared on common stock ($1.20 per share)	—	—	—	(48,639)	—	(48,639)	—	(48,639)
Dividend declared on OP units	—	—	—	—	—	—	(1,341)	(1,341)
Shares issued pursuant to ORM merger transaction	12,223,552	1	179,320	—	—	179,321	—	179,321
Offering costs	—	—	(73)	—	—	(73)	(2)	(75)
Contributions, net	—	—	—	—	—	—	70	70
Equity component of 2017 convertible note issuance	—	—	(261)	—	—	(261)	(7)	(268)
Stock-based compensation	78,212	—	1,126	—	—	1,126	—	1,126
Manager incentive fee paid in stock	14,939	—	233	—	—	233	—	233
Net Income	—	—	—	52,540	—	52,540	1,580	54,120
Other comprehensive loss	—	—	—	—	(9,331)	(9,331)	(280)	(9,611)
Balance at September 30, 2019	44,421,815	$4	$720,823	$9,173	$(10,253)	$719,747	$19,264	$739,011

	Three Months Ended September 30, 2018
				Retained	Accumulated Other	Total
	Common Stock		Additional Paid-	Earnings	Comprehensive	Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	In Capital	(Deficit)	Loss	Corporation Equity	Interests	Equity
Balance at July 1, 2018	32,051,989	$3	$540,365	$4,962	$—	$545,330	$19,228	$564,558
Dividend declared on common stock ($0.40 per share)	—	—	—	(12,899)	—	(12,899)	—	(12,899)
Dividend declared on OP units	—	—	—	—	—	—	(447)	(447)
Equity issuances	5,000	—	86	—	—	86	—	86
Offering costs	—	—	(10)	—	—	(10)	—	(10)
Equity component of 2017 convertible note issuance	—	—	(82)	—	—	(82)	(3)	(85)
Contributions, net	—	—	—	—	—	—	50	50
Stock-based compensation	—	—	80	—	—	80	—	80
Manager incentive fee paid in stock	8,123	—	134	—	—	134	—	134
Net Income	—	—	—	16,931	—	16,931	638	17,569
Balance at September 30, 2018	32,065,112	$3	$540,573	$8,994	$—	$549,570	$19,466	$569,036

	Three Months Ended September 30, 2019
				Retained	Accumulated Other	Total
	Common Stock		Additional Paid-	Earnings	Comprehensive	Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	In Capital	(Deficit)	Loss	Corporation Equity	Interests	Equity
Balance at July 1, 2019	44,415,479	$4	$720,812	$14,914	$(7,703)	$728,027	$19,379	$747,406
Dividend declared on common stock ($0.40 per share)	—	—	—	(17,845)	—	(17,845)	—	(17,845)
Dividend declared on OP units	—	—	—	—	—	—	(447)	(447)
Contributions, net	—	—	—	—	—	—	75	75
Equity component of 2017 convertible note issuance	—	—	(89)	—	—	(89)	(2)	(91)
Stock-based compensation	6,336	—	100	—	—	100	—	100
Net Income	—	—	—	12,104	—	12,104	323	12,427
Other comprehensive loss	—	—	—	—	(2,550)	(2,550)	(64)	(2,614)
Balance at September 30, 2019	44,421,815	$4	$720,823	$9,173	$(10,253)	$719,747	$19,264	$739,011

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

Unaudited CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
(In Thousands, except share information)	2019	2018
Cash Flows From Operating Activities:
Net income	$54,120	$51,971
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Discount accretion and premium amortization of financial instruments, net	(4,511)	(7,010)
Amortization of guaranteed loan financing, deferred financing costs, and intangible assets	16,093	17,864
Provision for loan losses	2,559	571
Charge off of real estate acquired in settlement of loans	824	1,236
Change in repair and denial reserve	221	(161)
Net settlement of derivative instruments	(4,068)	4,094
Purchase of loans, held for sale, at fair value	(4,458)	(17,481)
Origination of loans, held for sale, at fair value	(1,889,835)	(1,901,321)
Proceeds from disposition and principal payments of loans, held for sale, at fair value	1,859,478	2,056,323
Equity in net income of unconsolidated joint ventures, net of distributions	(5,687)	1,048
Gain on sale of mortgages held for sale included in Residential mortgage banking activities	(41,314)	(28,590)
Gain on derivatives included in Residential mortgage banking activities	(2,998)	(478)
Creation of servicing rights, net of payoffs	(12,621)	(11,910)
Gain on bargain purchase	(30,728)	—
Net realized gains on financial instruments and real estate owned	(20,914)	(27,796)
Net unrealized losses (gains) on financial instruments	21,799	(15,964)
Net changes in operating assets and liabilities
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	(3,188)	157
Receivable from third parties	8,183	5,227
Other assets	(17,185)	1,961
Accounts payable and other accrued liabilities	9,360	5,462
Net cash (used in) provided by operating activities	(64,870)	135,203
Cash Flow From Investing Activities:
Origination of loans	(918,805)	(695,470)
Purchase of loans	(569,254)	(360,859)
Purchase of mortgage backed securities, at fair value	(9,593)	(67,338)
Purchase of real estate	(117)	(1,570)
Funding of unconsolidated joint venture	(14,726)	—
Purchase of servicing rights	(894)	(362)
Proceeds on unconsolidated joint venture in excess of earnings recognized	6,807	13,407
Payment of liability under participation agreements, net of proceeds received	—	(180)
Proceeds from disposition and principal payment of loans	550,152	621,039
Proceeds from sale and principal payment of mortgage backed securities, at fair value	9,737	22,295
Proceeds from sale of real estate	15,626	1,558
Cash acquired in connection with the ORM Merger	10,822	—
Net cash (used in) investing activities	(920,245)	(467,480)
Cash Flows From Financing Activities:
Proceeds from secured borrowings	3,956,325	2,836,690
Proceeds from issuance of securitized debt obligations of consolidated VIEs	879,585	390,851
Proceeds from senior secured note offering	—	41,328
Proceeds from corporate debt	57,500	50,000
Payment of contingent consideration	(1,207)	(8,967)
Payment of secured borrowings	(3,486,916)	(2,650,925)
Payment of securitized debt obligations of consolidated VIEs	(315,474)	(234,816)
Payment of guaranteed loan financing	(30,165)	(55,597)
Payment of promissory note	(1,199)	(744)
Payment of deferred financing costs	(18,127)	(13,944)
Payment of offering costs	(75)	(10)
Contributions, net	70	94
Equity issuance	—	86
Dividend payments	(45,034)	(37,971)
Net cash provided by financing activities	995,283	316,075
Net increase (decrease) in cash, cash equivalents, and restricted cash	10,168	(16,202)
Cash, cash equivalents, and restricted cash at beginning of period	94,970	90,954
Cash, cash equivalents, and restricted cash at end of period	$105,138	$74,752

Supplemental disclosure of operating cash flow
Cash paid for interest	$94,841	$70,259
Cash (received) paid for income taxes	$(2,609)	$1,058
Stock-based compensation	$1,126	$367
Supplemental disclosure of non-cash investing activities
Loans transferred from Loans, held for sale, at fair value to Loans, net	$750	$898
Deconsolidation of assets in securitization trusts	$177,815	$—
Supplemental disclosure of non-cash financing activities
Common stock issued in connection with ORM Merger	12,223,552	—
Deconsolidation of borrowings in securitization trusts	$177,815	$—
Incentive shares issued to investment manager pursuant to management agreement	$233	$338

Cash and restricted cash reconciliation
Cash and cash equivalents	$52,727	$47,845
Restricted cash	45,303	18,864
Cash, cash equivalents, and restricted cash in Assets of consolidated VIEs	7,108	8,043
Cash, cash equivalents, and restricted cash at end of period	$105,138	$74,752

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

Sutherland Partners, LP (the “Operating Partnership”) holds substantially all of our assets and conducts substantially all of our business. As of September 30, 2019 and December 31, 2018, the Company owned approximately 97.6% and 96.5%, of the operating partnership units (“OP units”) of the Operating Partnership, respectively. The Company, as sole general partner of the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Therefore, the Company consolidates the Operating Partnership.

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

•

SBA Originations, Acquisitions, and Servicing. We acquire, originate and service owner-occupied loans guaranteed by the SBA under its Section 7(a) loan program (the “SBA Section 7(a) Program”) through our wholly-owned subsidiary, ReadyCap Lending, LLC (“RCL”). We hold an SBA license as one of only 14 non-bank Small Business Lending Companies (“SBLCs”) and have been granted preferred lender status by the SBA. In the future, we may originate SBC loans for real estate under the SBA 504 loan program, under which the SBA guarantees subordinated, long-term financing. These originated loans are either held-for-investment, placed into securitization structures, or sold.

•

Residential Mortgage Banking. In connection with our merger with ZAIS Financial (“Zais Merger”) on October 31, 2016, we added a residential mortgage loan origination segment through our wholly-owned subsidiary, GMFS, LLC ("GMFS").  GMFS originates residential mortgage loans eligible to be purchased, guaranteed or insured by the Federal National Mortgage Association (“Fannie Mae”), Freddie Mac, Federal Housing Administration (“FHA”), U.S. Department of Agriculture (“USDA”) and U.S. Department of Veterans Affairs (“VA”) through retail, correspondent and broker channels. These originated loans are then sold to third parties.

On March 29, 2019, the Company completed the acquisition of Owens Realty Mortgage, Inc. (“ORM”), through a merger of ORM with and into a wholly-owned subsidiary of the Company, in exchange for approximately 12.2 million shares of the Company’s common stock (“ORM Merger”). In accordance with the Merger Agreement, the number of shares of the Company’s common stock issued was based on an exchange ratio of 1.441 per share. The total purchase price for the merger of $179.3 million consists exclusively of the Company’s common stock issued in exchange for shares of ORM common stock and cash paid in lieu of fractional shares of the Company’s common stock, and was based on the $14.67 closing price of the Company’s common stock on March 29, 2019. Upon the closing of the transaction, the Company’s historical stockholders owned approximately 72% of the combined company’s stock, while historical ORM stockholders owned approximately 28% of the combined company’s stock.

The acquisition of ORM increased the Company’s equity capitalization, supported continued growth of the Company’s platform and execution of the Company’s strategy, and provided the Company with improved scale, liquidity and capital alternatives, including additional borrowing capacity.  Also, the stockholder base resulting from the acquisition of ORM enhanced the trading volume and liquidity for our stockholders and supported a greater level of institutional investor interest in our businesses. The combination of the Company and ORM has created cost savings and efficiencies over time resulting from the allocation of operating expenses over a larger portfolio and has allowed the Company to harvest value from ORM's real property assets.

The Company qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with its first taxable year ended December 31, 2011. To maintain its tax status as a REIT, the Company distributes at least 90% of its taxable income in the form of distributions to shareholders.

Note 2 – Basis of Presentation

The unaudited interim consolidated financial statements presented herein are as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018.  These unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”)—as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the U.S. Securities and Exchange Commission.

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

As described in further detail below, effective during the fourth quarter of 2018, the Company revised its presentation of residential mortgage banking activities and variable expenses on residential mortgage banking activities within our consolidated statements of income and Note 10, which no longer present these amounts as a net amount. Prior period numbers were revised to conform to the new presentation and to be consistent with our current period’s presentation.

Cash and cash equivalents

The Company accounts for cash and cash equivalents in accordance with ASC 305, Cash and Cash Equivalents. The Company defines cash and cash equivalents as cash, demand deposits, and short-term, highly liquid investments with original maturities of 90 days or less when purchased. Cash and cash equivalents are exposed to concentrations of credit risk. We deposit our cash with institutions that we believe to have highly valuable and defensible business franchises, strong financial fundamentals, and predictable and stable operating environments.

As of December 31, 2018, the Company had $0.6 million in money market mutual funds, and substantially all of the Company’s cash and cash equivalents not held in money market funds were comprised of cash balances with banks that are in excess of the Federal Deposit Insurance Corporation insurance limits. As of September 30, 2019 this balance was zero.

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

Loans, held-for-investment

Loans, held-for-investment are loans acquired from third parties (“acquired loans”), loans originated by the Company that we do not intend to sell, or securitized loans that were previously originated by us. Securitized loans remain on the Company’s balance sheet because the securitization vehicles are consolidated under ASC 810.

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

Acquired loans without evidence of these conditions, securitized loans, and loans originated by the Company that we do not intend to sell are accounted for under ASC 310-10, Receivables- Overall, (“ASC 310-10”) and are referred to as “Non-purchased credit impaired loans” (non-PCI loans).

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

For non-PCI loans, recognition of interest income is suspended when any loans are placed on non-accrual status. Generally, all classes of loans are placed on non-accrual status when principal or interest has been delinquent for 90 days or when full collection is determined to be not probable. Interest income accrued, but not collected, at the date loans are placed on non-accrual status is reversed and subsequently recognized only to the extent it is received in cash or until the loan qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Loans are restored to accrual status only when contractually current and the collection of future payments is reasonably assured.

Loans, held at fair value

Loans, held at fair value represent certain loans originated by the Company for which we have elected the fair value option. Interest is recognized as interest income on the unaudited interim consolidated statements of income when earned and deemed collectible. Changes in fair value are recurring and are reported as net unrealized gain (loss) on the unaudited interim consolidated statements of income.

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

We determine the allowance for loan losses by measuring credit impairment on (1) an individual basis for non-accrual status loans, and (2) on a collective basis for all other loans with similar risk characteristics. The allowance for loan losses on an individual basis is assessed when a loan is on non-accrual and the recoverability of the loan is less than its carrying value. The Company considers the loans to be collateral dependent and relies on the current fair value of the collateral as the basis for determining impairment. Loans that are not assessed individually for impairment are assessed on a collective basis. For the acquired loans we perform a historical analysis on both cumulative defaults and severity upon default for all loans that were current as of November 4, 2013 when the Company was formed or acquired thereafter. We calculated the cumulative default and loss severity on the acquired loans with delinquency statuses of 90+ days and applied those factors to the current acquired loan population. For the originated loans, our historical data shows a minimal number of defaults, therefore we used an analysis performed on the latest securitization to determine the likelihood of default and to determine loss severity we stressed collateral value to the current principal balance based on the total valuation decline of SBC properties from the peak valuation in 2007 through their post-crisis low in 2010.

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

Mortgage backed securities, at fair value

The Company accounts for MBS as trading securities and carries them at fair value under ASC 320, Investments-Debt and Equity Securities. Our MBS portfolio is comprised of asset-backed securities collateralized by interest in or obligations backed by pools of SBC loans.

Purchases and sales of MBS are recorded as of the trade date. Our MBS securities pledged as collateral against borrowings under repurchase agreements are included in mortgage backed securities, at fair value on our unaudited interim consolidated balance sheets.

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

Loans eligible for repurchase from Ginnie Mae

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the right to repurchase the loan as an asset and liability in its unaudited interim consolidated balance sheets. Such amounts reflect the unpaid principal balance of the loans.

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

Although permitted under certain circumstances, generally the Company does not offset cash collateral receivable or payables against our gross derivative positions. As of September 30, 2019 and December 31, 2018, the cash collateral receivable for derivatives is $21.5 million and $11.6 million, respectively, and is included in restricted cash on the unaudited interim consolidated balance sheets.

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

IRLCs

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

CDSs

CDSs are contracts between two parties, a protection buyer, who makes fixed periodic payments, and a protection seller, who collects the premium in exchange for making the protection buyer whole in the case of default. The fair value adjustments are reported within net unrealized gain (loss) on financial instruments, while the related interest income or interest expense, are reported within net realized gain (loss) on financial instruments in the unaudited interim consolidated statements of income. CDSs are classified as Level 2 in the fair value hierarchy.

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

For qualifying cash flow hedges, the change in the fair value of the derivative (the hedging instrument) is recorded in other comprehensive income (loss) ("OCI"), and is reclassified out of OCI and into the consolidated statements of income when the hedged cash flows affect earnings. These amounts are recognized consistent with the classification of the hedged item, primarily interest expense (for hedges of interest rate risk). If the hedge relationship is terminated, then the value of the derivative recorded in accumulated other comprehensive income (loss) ("AOCI") is recognized in earnings when the cash flows that were hedged affect earnings, so long as the forecasted transaction remains probable of occurring. For hedge relationships that are discontinued because a forecasted transaction is probable of not occurring according to the original hedge forecast (including an additional two month window), any related derivative values recorded in AOCI are immediately recognized in earnings. Hedge accounting is generally terminated at the debt issuance date because we are no longer exposed to cash flow variability subsequent to issuance. Accumulated amounts recorded in AOCI at that date are then released to earnings in future periods to reflect the difference in 1) the fixed rates economically locked in at the inception of the hedge and 2) the actual fixed rates established in the debt instrument at issuance. Because of the effects of the time value of money, the actual interest expense reported in earnings will not equal the effective yield locked in at hedge inception multiplied by the par value. Similarly, this hedging strategy does not actually fix the interest payments associated with the forecasted debt issuance.

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

Servicing rights are recognized upon sale of loans, including a securitization of loans accounted for as a sale in accordance with GAAP, if servicing is retained. For servicing rights, gains related to servicing rights retained is included in net realized gain (loss) on the unaudited interim consolidated statements of income. For residential mortgage servicing rights, gains on servicing rights retained upon sale of a loan are included in residential mortgage banking activities on the unaudited interim consolidated statements of income.

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

Intangible assets

Intangible assets are accounted for under ASC 350, Intangibles-Goodwill and Other. As of September 30, 2019 and December 31, 2018, the Company’s identifiable intangible assets include SBA license for our lending operations as well as a trade name, a favorable lease, and other licenses relating to our residential mortgage banking segment, obtained as part of the ZAIS Financial merger transaction. The Company determined that its SBA license has an indefinite life, while the other intangibles acquired as part of the ZAIS Financial merger transaction are finite-lived. The Company amortizes intangible assets with identified estimated useful lives on a straight-line basis over their estimated useful lives. The Company initially records its intangible assets at cost and subsequently tests for impairment on an annual basis. Intangible assets are included within other assets on the unaudited interim consolidated balance sheets.

Investment in unconsolidated joint ventures

According to ASC 323, Equity Method and Joint Ventures, investors in unincorporated entities such as partnerships and unincorporated joint ventures generally shall account for their investments using the equity method of accounting if the investor has the ability to exercise significant influence over the investee. Under the equity method, we recognize our allocable share of the earnings or losses of the investment monthly in earnings and adjust the carrying amount for our share of the distributions that exceed our earnings.

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

Borrowing under repurchase agreements

Borrowings under repurchase agreements are accounted for under ASC 860, Transfers and Servicing. Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Through September 30, 2019, none of our repurchase agreements have been accounted for as components of linked transactions. All securities financed through a repurchase agreement have remained on our unaudited interim consolidated balance sheets as an asset and cash received from the lender was recorded on our unaudited interim consolidated balance sheets as a liability. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense on the unaudited interim consolidated statements of income.

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

Debt issuance costs related to securitizations are presented as a direct deduction from the carrying value of the related debt liability. Debt issuance costs are amortized using the effective interest method and are included in interest expense on the unaudited interim consolidated statements of income.

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

Senior secured notes, net

The Company accounts for secured debt offerings under ASC 470. Pursuant to the adoption of ASU 2015-03, the Company’s senior secured notes are presented net of debt issuance costs. These senior secured notes are collateralized by loans, MBS, and retained interests of consolidated VIE’s. Interest paid and accrued in connection with senior secured notes is recorded as interest expense on the unaudited interim consolidated statements of income.

Corporate debt, net

The Company accounts for corporate debt offerings under ASC 470. The Company’s corporate debt is presented net of debt issuance costs. Interest paid and accrued in connection with corporate debt is recorded as interest expense on the unaudited interim consolidated statements of income.

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

We have elected the fair value option for certain loans held-for-sale originated by the Company that we intend to sell in the near term. The fair value elections for loans, held for sale at fair value originated by the Company were made due to the short-term nature of these instruments.

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

We provide for exposure in connection with uncertain tax positions, which requires significant judgment by management including determination, based on the weight of the tax law and available evidence, that it is more-likely-than-not that a tax result will be realized. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense on our unaudited interim consolidated statements of income. As of September 30, 2019 and December 31, 2018, we accrued no taxes, interest or penalties related to uncertain tax positions. In addition, we do not anticipate a change in this position in the next 12 months.

Revenue recognition

On January 1, 2018, new accounting rules regarding revenue recognition under ASC 606, Revenue Recognition, became effective for public companies with a calendar fiscal year.  Under the new accounting rules regarding revenue, revenue is recognized upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized through the following five-step process:

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

Realized gains (losses)

Upon the sale or disposition (not including the prepayment of outstanding principal balance) of loans or securities, the excess (or deficiency) of net proceeds over the net carrying value or cost basis of such loans or securities is recognized as a realized gain (loss).

Origination income and expense

Origination income represents fees received for origination of either loans, held at fair value, loans, held for sale, at fair value, or loans, held-for-investment. For loans held, at fair value, and loans, held for sale, at fair value, pursuant to ASC 825, the Company reports origination fee income as revenue and fees charged and costs incurred as expenses. These fees and costs are excluded from the fair value. For originated loans, held-for-investment, under ASC 310-10, the Company defers these origination fees and costs at origination and amortizes them under the effective interest method over the life of the loan. Origination fees and expenses for loans, held at fair value and loans, held for sale, at fair value, are presented in the unaudited interim consolidated statements of income as components of other income and operating expenses. Origination fees for residential mortgage loans originated by GMFS are presented in the unaudited interim consolidated statements of income in residential mortgage banking activities, while origination expenses are presented within variable expenses on residential mortgage banking activities. The amortization of net origination fees and expenses for loans, held-for-investment are presented in the unaudited interim consolidated statements of income as a component of interest income.

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

				The adoption of this standard did not have a material impact on our consolidated financial statements.

Issued August 2018	

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

    Acquisition-related costs directly attributable to the ORM Merger, including legal, accounting, valuation, and other professional or consulting fees, totaling $0.1 million and $6.1 million for the three and nine months ended September 30, 2019, respectively, were expensed as incurred and are reflected separately within the unaudited interim consolidated statements of income.

    The following pro-forma income and earnings (unaudited) of the combined company are presented for the three and nine months ended September 30, 2018, as if the merger had occurred on January 1, 2018:

	For the three months ended	For the nine months ended
(In Thousands)	September 30, 2018	September 30, 2018
Selected Financial Data
Interest income	$47,725	$132,710
Interest expense	(29,636)	(79,832)
Provision for loan losses	(558)	(363)
Non-interest income	45,419	131,927
Non-interest expense	(42,086)	(122,970)
Income before provision for income taxes	20,864	61,472
Provision for income (taxes) benefit	(1,046)	(4,439)
Net income	$19,818	$57,033

    Non-recurring pro-forma transaction costs directly attributable to the merger were $0.1 million and $9.0 million for the three and nine months ended September 30, 2019, respectively, and have been deducted from the non-interest expense amount above. The Company excluded the bargain purchase gain of $30.7 million from the amount above.

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

Loan portfolio

The following table summarizes the classification, unpaid principal balance (“UPB”), and carrying value of loans held by the Company including loans of consolidated VIEs:

	September 30, 2019		December 31, 2018
Loans (In Thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Acquired SBA 7(a) loans	$108,360	$139,347	$264,308	$283,423
Acquired loans	238,176	240,875	206,983	215,213
Acquired Transitional loans	83,355	84,247	—	—
Originated Transitional loans	373,784	377,494	272,981	275,237
Originated SBC loans, at fair value	20,434	20,071	22,664	22,325
Originated SBC loans	448,277	445,440	345,100	342,751
Originated SBA 7(a) loans	111,335	116,723	85,569	89,733
Originated Residential Agency loans	2,869	2,868	1,899	1,900
Total Loans, before allowance for loan losses	$1,386,590	$1,427,065	$1,199,504	$1,230,582
Allowance for loan losses	$(6,231)	—	$(6,112)	—
Total Loans, net	$1,380,359	$1,427,065	$1,193,392	$1,230,582
Loans in consolidated VIEs
Loans
Originated SBC loans	$671,898	$663,179	$432,308	$422,897
Acquired loans	732,974	738,950	343,156	354,794
Acquired SBA 7(a) loans	—	—	55,966	74,554
Originated Transitional loans	525,395	528,251	391,752	393,116
Total Loans, in consolidated VIEs, before allowance for loan losses	$1,930,267	$1,930,380	$1,223,182	$1,245,361
Allowance for loan losses on loans in consolidated VIEs	$(1,734)	—	$(2,208)	—
Total Loans, net, in consolidated VIEs	$1,928,533	$1,930,380	$1,220,974	$1,245,361
Total Loans, net, and Loans, net in consolidated VIEs	$3,308,892	$3,357,445	$2,414,366	$2,475,943
Loans, held for sale, at fair value
Originated Residential Agency loans	$147,592	$142,630	$67,775	$65,586
Originated Freddie Mac loans	30,412	29,828	23,322	22,973
Originated SBA 7(a) loans	23,863	22,108	21,153	19,669
Acquired loans	1,243	1,218	3,008	2,935
Total Loans, held for sale, at fair value	$203,110	$195,784	$115,258	$111,163
Loans, held for sale, at fair value in consolidated VIEs
Loans, held for sale, at fair value
Acquired loans	$3,075	$3,000	$—	$—
Total Loans, held for sale, at fair value in consolidated VIEs	$3,075	$3,000	$—	$—
Total Loans, held for sale, at fair value, and Loans, held for sale, at fair value in consolidated VIEs	$206,185	$198,784	$115,258	$111,163
Total Loan portfolio	$3,515,077	$3,556,229	$2,529,624	$2,587,106

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

The following tables display delinquency information on loans, net as of the unaudited interim consolidated balance sheet dates:

	September 30, 2019
Loans (In Thousands)	Current and less than 30 days past due	30-89 Days Past Due	90+ Days Past Due	Total Loans Carrying Value	Non-Accrual Loans	90+ Days Past Due but Accruing
Loans(1)(2)
Acquired SBA 7(a) loans	$99,868	$1,212	$5,588	$106,668	$10,269	$1,314
Acquired loans	927,144	25,441	15,410	967,995	20,435	1,846
Acquired Transitional loans	78,325	2,716	2,314	83,355	4,886	—
Originated Transitional loans	889,110	4,424	5,645	899,179	18,094	—
Originated SBC loans, at fair value	20,434	—	—	20,434	—	—
Originated SBC loans	1,101,103	7,981	10,788	1,119,872	10,788	—
Originated SBA 7(a) loans	109,585	75	1,124	110,784	4,511	—
Originated Residential Agency loans	533	—	2,336	2,869	2,336	—
Total Loans, before general allowance for loans losses	$3,226,102	$41,849	$43,205	$3,311,156	$71,319	$3,160
General allowance for loan losses				$(2,264)
Total Loans, net				$3,308,892
Percentage of outstanding	97.4%	1.3%	1.3%	100%	2.2%	0.1%
(1) Loan balances include specific allowance for loan losses.
(2) Includes Loans, net in consolidated VIEs

	December 31, 2018
Loans (In Thousands)	Current and less than 30 days past due	30-89 Days Past Due	90+ Days Past Due	Total Loans Carrying Value	Non-Accrual Loans	90+ Days Past Due but Accruing
Loans(1)(2)
Acquired SBA 7(a) loans	$299,080	$14,943	$4,465	$318,488	$17,916	$1,043
Acquired loans	524,930	7,213	13,552	545,695	11,447	3,811
Originated Transitional loans	659,103	5,630	—	664,733	—	—
Originated SBC loans, at fair value	22,664	—	—	22,664	—	—
Originated SBC loans	748,146	12,367	16,895	777,408	16,895	—
Originated SBA 7(a) loans	83,076	2,178	162	85,416	1,666	—
Originated Residential Agency loans	337	—	1,562	1,899	1,562	—
Total Loans, before allowance for loans losses	$2,337,336	$42,331	$36,636	$2,416,303	$49,486	$4,854
General allowance for loan losses				$(1,937)
Total Loans, net				$2,414,366
Percentage of outstanding	96.7%	1.8%	1.5%	100%	2.0%	0.2%
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

The following tables presents quantitative information on the credit quality of loans, net as of the unaudited interim consolidated balance sheet dates:

	Loan-to-Value (a)
(In Thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
September 30, 2019
Loans(1) (2)
Acquired SBA 7(a) loans	$3,469	$17,402	$23,759	$24,030	$20,156	$17,852	$106,668
Acquired loans	225,178	335,958	253,597	103,903	23,294	26,065	967,995
Acquired Transitional loans	5,889	10,038	31,180	27,112	9,136	—	83,355
Originated Transitional loans	852	47,601	135,362	660,448	54,863	53	899,179
Originated SBC loans, at fair value	—	8,558	—	10,349	1,527	—	20,434
Originated SBC loans	—	51,508	456,028	595,649	10,654	6,033	1,119,872
Originated SBA 7(a) loans	232	4,964	14,531	40,048	16,017	34,992	110,784
Originated Residential Agency loans	—	51	38	833	1,605	342	2,869
Total Loans, before general allowance for loans losses	$235,620	$476,080	$914,495	$1,462,372	$137,252	$85,337	$3,311,156
General allowance for loan losses							$(2,264)
Total Loans, net							$3,308,892
Percentage of outstanding	7.1%	14.4%	27.6%	44.2%	4.1%	2.6%
December 31, 2018
Loans(1) (2)
Acquired SBA 7(a) loans	$6,337	$38,150	$100,578	$93,411	$33,750	$46,262	$318,488
Acquired loans	118,198	165,567	136,206	70,017	40,003	15,704	545,695
Originated Transitional loans	—	29,245	178,861	348,967	101,513	6,147	664,733
Originated SBC loans, at fair value	—	8,600	—	6,328	7,736	—	22,664
Originated SBC loans	—	48,259	271,311	457,838	—	—	777,408
Originated SBA 7(a) loans	393	3,200	10,642	24,387	16,473	30,321	85,416
Originated Residential Agency loans	—	—	111	952	734	102	1,899
Total Loans, before allowance for loans losses	$124,928	$293,021	$697,709	$1,001,900	$200,209	$98,536	$2,416,303
General allowance for loan losses							$(1,937)
Total Loans, net							$2,414,366
Percentage of outstanding	5.2%	12.1%	28.9%	41.5%	8.3%	4.0%
(a) Loan-to-value is calculated as carrying amount as a percentage of current collateral value
(1) Loan balances include specific allowance for loan loss reserves.
(2) Includes Loans, net in consolidated VIEs

As of September 30, 2019 and December 31, 2018, the Company’s total carrying amount of loans in the foreclosure process was $0.7 million and $1.4 million, respectively.

The following table displays the geographic concentration of the Company’s loans, net, secured by real estate recorded on our unaudited interim consolidated balance sheets.

Geographic Concentration (Unpaid Principal Balance)	September 30, 2019	December 31, 2018
California	18.1%	14.1%
Texas	15.3	11.3
New York	7.9	6.3
Florida	7.7	10.8
Illinois	6.0	3.8
Arizona	4.2	5.0
Georgia	4.2	5.3
North Carolina	3.1	3.7
Washington	2.5	2.8
Ohio	2.5	2.8
Other	28.5	34.1
Total	100.0%	100.0%

The following table displays the collateral type concentration of the Company’s loans, net, on our unaudited interim consolidated balance sheets.

Collateral Concentration (Unpaid Principal Balance)	September 30, 2019	December 31, 2018
Multi-family	30.7%	23.3%
Retail	19.4	18.5
Office	14.3	15.1
Mixed Use	12.3	9.6
SBA(1)	7.6	18.1
Industrial	7.4	8.2
Lodging/Residential	2.8	2.4
Other	5.5	4.8
Total	100.0%	100.0%
(1) Further detail provided on SBA collateral concentration is included in table below.

The following table displays the collateral type concentration of the Company’s SBA loans within loans, net, on our unaudited interim consolidated balance sheets.

Collateral Concentration (Unpaid Principal Balance)	September 30, 2019	December 31, 2018
Offices of Physicians	13.4%	17.7%
Child Day Care Services	9.6	9.9
Hotels, Motels & Tourist Courts	9.0	3.8
Eating Places	7.1	5.4
Lodging	5.3	10.1
Veterinarians	4.8	6.8
Gasoline Service Stations	4.3	2.3
Funeral Service & Crematories	3.1	2.3
Grocery Stores	2.6	3.8
Auto	1.8	2.7
Other	39.0	35.2
Total	100.0%	100.0%

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

The following tables detail the allowance for loan losses by loan product and impairment methodology as of the unaudited interim consolidated balance sheet dates:

	September 30, 2019
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Acquired Transitional loans	Total Allowance for loan losses
General	$23	$290	$780	$347	$762	$62	$2,264
Specific	304	-	418	865	552	-	2,139
PCI	-	-	2,734	828	-	-	3,562
Ending balance	$327	$290	$3,932	$2,040	$1,314	$62	$7,965

	December 31, 2018
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Acquired Transitional loans	Total Allowance for loan losses
General	$11	$353	$608	$532	$433	$-	$1,937
Specific	-	-	1,012	823	153	-	1,988
PCI	-	-	3,432	963	-	-	4,395
Ending balance	$11	$353	$5,052	$2,318	$586	$-	$8,320

The following tables detail the activity of the allowance for loan losses for loans, held-for-investment:

	Three Months Ended September 30, 2019
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Acquired Transitional loans	Total Allowance for loan losses
Beginning balance	$421	$367	$5,072	$2,194	$694	$66	$8,814
Provision for (Recoveries of) loan losses	33	(79)	180	(183)	746	(4)	693
Charge-offs and sales	(127)	2	(783)	(93)	(126)	-	(1,127)
Recoveries	-	-	(537)	122	-	-	(415)
Ending balance	$327	$290	$3,932	$2,040	$1,314	$62	$7,965

	Three Months Ended September 30, 2018
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Acquired Transitional loans		Total Allowance for loan losses
Beginning balance	$95	$226	$6,167	$2,634	$544	$		$9,666
Provision for (Recoveries of) loan losses	(94)	101	890	(70)	(27)		-	800
Charge-offs and sales			(766)	(51)			-	(817)
Recoveries	-		(829)	67			-	(762)
Ending balance	$1	$327	$5,462	$2,580	$517		$-	$8,887

	Nine Months Ended September 30, 2019
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Acquired Transitional loans	Total Allowance for loan losses
Beginning balance	$11	$353	$5,052	$2,318	$586	$-	8,320
Provision for (Recoveries of) loan losses	443	(65)	675	590	854	62	2,559
Charge-offs and sales	(127)	2	(784)	(1,055)	(126)	-	(2,090)
Recoveries	-	-	(1,011)	187	-	-	(824)
Ending balance	$327	$290	$3,932	$2,040	$1,314	$62	$7,965

	Nine Months Ended September 30, 2018
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Acquired Transitional loans	Total Allowance for loan losses
Beginning balance	$637	$-	$7,264	$3,527	$318	$-	$11,746
Provision for loan losses	(467)	327	1,120	(608)	199	-	571
Charge-offs and sales	(169)	-	(1,050)	(573)	-	-	(1,792)
Recoveries	-	-	(1,872)	234	-	-	(1,638)
Ending balance	$1	$327	$5,462	$2,580	$517	$-	$8,887

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

(In Thousands)	September 30, 2019	December 31, 2018
Impaired loans
With an allowance	$14,089	$9,734
Without an allowance	50,292	33,082
Total recorded carrying value of impaired loans	$64,381	$42,816
Allowance for loan losses related to impaired loans	$(2,139)	$(1,989)
Unpaid principal balance of impaired loans	$71,022	$49,128
Impaired loans on non-accrual status	$64,381	$42,816

Average carrying value of impaired loans	$64,037	$36,675

	September 30, 2019	September 30, 2018
Interest income on impaired loans for the three months ended	$125	$87
Interest income on impaired loans for the nine months ended	$1,211	$109

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

The following table summarizes the recorded investment of TDRs on the unaudited interim consolidated balance sheet dates by loan type.

	September 30, 2019			December 31, 2018
(In Thousands)	SBC	SBA	Total	SBC	SBA	Total
Recorded carrying value modified loans classified as TDRs	$5,580	$10,166	$15,746	$1,825	$17,344	$19,169
Allowance for loan losses on loans classified as TDRs	$256	$571	$827	$321	$278	$599

Carrying value of modified loans classified as TDRs
Carrying value of modified loans classified as TDRs on accrual status	$880	$2,388	$3,268	$1,696	$7,375	$9,071
Carrying value of modified loans classified as TDRs on non-accrual status	4,700	7,778	12,478	129	9,969	10,098
Total carrying value of modified loans classified as TDRs	$5,580	$10,166	$15,746	$1,825	$17,344	$19,169

The following table summarizes the TDR activity that occurred during the three and nine months ended September 30, 2019 and 2018 and the financial effects of these modifications.

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(In Thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	1	15	16	-	7	7
Pre-modification recorded balance (a)	$596	$1,843	$2,439	$-	$636	$636
Post-modification recorded balance (a)	$596	$1,658	$2,254	$-	$650	$650

Number of loans that remain in default as of September 30, 2019 (b)	1	3	4	-	2	2
Balance of loans that remain in default as of September 30, 2019 (b)	$596	$61	$657	$-	$65	$65

Concession granted (a):
Term extension	$-	$1,466	$1,466	$-	$595	$595
Interest rate reduction	-	-	-	-	-	-
Principal reduction	-	-	-	-	8	8
Foreclosure	596	61	657	-	65	65
Total	$596	$1,527	$2,123	$-	$668	$668
(a) Represents carrying value.

(b) Represents the September 30, 2019 carrying values of the TDRs that occurred during the three months ended September 30, 2019 and 2018 that remained in default as of September 30, 2019. Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected.  For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(In Thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	2	27	29	-	28	28
Pre-modification recorded balance (a)	$699	$3,544	$4,243	$-	$2,629	$2,629
Post-modification recorded balance (a)	$699	$3,324	$4,023	$-	$2,745	$2,745

Number of loans that remain in default as of September 30, 2019 (b)	2	7	9	-	6	6
Balance of loans that remain in default as of September 30, 2019 (b)	$704	$323	$1,027	$-	$106	$106

Concession granted (a):
Term extension	$-	$2,843	$2,843	$-	$2,366	$2,366
Interest rate reduction	-	-	-	-	-	-
Principal reduction	-	-	-	-	8	8
Foreclosure	704	116	820	-	104	104
Total	$704	$2,959	$3,663	$-	$2,478	$2,478
(a) Represents carrying value.

(b) Represents the September 30, 2019 carrying values of the TDRs that occurred during the year ended September 30, 2019 and 2018 that remained in default as of September 30, 2019. Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected.  For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

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

Loans, held-for-investment are accounted for under ASC 310-10 or ASC 310-30 depending on whether there is evidence of credit deterioration at the time of acquisition. The outstanding carrying amount of our held-for-investment loan portfolio broken down by ASC 310-10 (non-PCI loans) and ASC 310-30 (PCI loans) is as follows:

	September 30, 2019		December 31, 2018
	Non-PCI	PCI	Non-PCI	PCI
(In Thousands)	Loans	Loans	Loans	Loans
Unpaid principal balance	$3,262,721	$74,653	$2,361,155	$92,463
Non-accretable discount	—	(5,637)	—	(6,040)
Accretable discount	(24,793)	(10,521)	(31,533)	(16,023)
Loans, held-for-investment	3,237,928	58,495	2,329,622	70,400
Allowance for loan losses	(4,403)	(3,562)	(3,925)	(4,395)
Loans, held-for-investment	$3,233,525	$54,933	$2,325,697	$66,005

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Beginning accretable discount - PCI loans	$12,176	$19,485	$16,023	$23,749
Purchases/Originations	94	—	94	514
Sales	(574)	(815)	(1,848)	(2,309)
Accretion	(714)	(965)	(2,701)	(3,940)
Other	139	161	316	505
Transfers	(600)	482	(1,363)	(171)
Ending accretable discount - PCI loans	$10,521	$18,348	$10,521	$18,348

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

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of September 30, 2019:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Loans, held for sale, at fair value	$—	$206,185	$—	$206,185
Loans, net, at fair value	—	—	20,434	20,434
Mortgage backed securities, at fair value	—	65,888	30,293	96,181
Derivative instruments, at fair value	—	—	4,181	4,181
Residential mortgage servicing rights, at fair value	—	—	84,638	84,638
Total assets	$—	$272,073	$139,546	$411,619

Liabilities:
Derivative instruments, at fair value	$—	$11,906	$—	$11,906
Total liabilities	$—	$11,906	$—	$11,906

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2018:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash held in money market funds	$586	$—	$—	$586
Loans, held for sale, at fair value	—	115,258	—	115,258
Loans, net, at fair value	—	—	22,664	22,664
Mortgage backed securities, at fair value	—	79,789	12,148	91,937
Derivative instruments, at fair value	—	294	1,776	2,070
Residential mortgage servicing rights, at fair value	—	—	93,065	93,065
Total assets	$586	$195,341	$129,653	$325,580

Liabilities:
Derivative instruments, at fair value	$—	$3,625	$—	$3,625
Contingent consideration	—	—	1,207	1,207
Total liabilities	$—	$3,625	$1,207	$4,832

The following tables present a summary of changes in our Level 3 assets and liabilities:

	Three Months Ended September 30, 2019
(In Thousands)	MBS	Derivatives	Loans, held at fair value	Residential MSRs, at fair value	Contingent consideration
Beginning Balance	$36,655	$3,670	$20,409	$85,658	$—
Purchases or Originations	—	—	—	9,028	—
Sales / Principal payments	(673)	—	(45)	(2,466)	—
Realized gains, net	169		38	—	—
Unrealized gains (losses), net	87	511	32	(7,582)	—
Accreted discount, net	49	—	—	—	—
Transfer to (from) Level 3	(5,994)	—	—	—	—
Ending Balance	$30,293	$4,181	$20,434	$84,638	$—

Unrealized gains (losses), net on assets or liabilities held at the end of the period	$2,946	$4,181	$363	$(10,287)	$—

	Three Months Ended September 30, 2018
(In Thousands)	MBS	Derivatives	Loans, held at fair value	Residential MSRs, at fair value	Contingent consideration
Beginning Balance	$126	$2,832	$34,354	$85,554	$1,686
Purchases or Originations	—	—	—	—	—
Additions due to loans sold, servicing retained	—	—	—	5,502	—
Sales / Principal payments	—	—	(12,454)	(1,665)	—
Realized gains, net	—	—	101	—	—
Unrealized gains (losses), net	(11)	(1,412)	679	2,317	—
Amortization and adjustment for earn-out payments	—	—	—	—	87
Ending Balance	$115	$1,420	$22,680	$91,708	$1,773

Unrealized gains (losses), net on assets or liabilities held at the end of the period	$—	$1,420	$325	$(970)	$—

	Nine Months Ended September 30, 2019
(In Thousands)	MBS	Derivatives	Loans, held at fair value	Residential MSRs, at fair value	Contingent consideration
Beginning Balance	$12,148	$1,776	$22,664	$93,065	$—
Purchases or Originations	9,593	—	-	18,482	—
Sales / Principal payments	(1,342)	—	(2,239)	(5,861)	—
Realized gains, net	276	—	(128)		—
Unrealized gains (losses), net	376	2,405	137	(21,048)	—
Accreted discount, net	95	—	—	—	—
Transfer to (from) Level 3	9,147	—	—	—	—
Ending Balance	$30,293	$4,181	$20,434	$84,638	$—

Unrealized gains (losses), net on assets or liabilities held at the end of the period	$2,946	$4,181	$363	$(10,287)	$—

	Nine Months Ended September 30, 2018
(In Thousands)	MBS	Derivatives	Loans, held at fair value	Residential MSRs, at fair value	Contingent consideration
Beginning Balance	$126	$2,832	$34,354	$85,554	$1,686
Purchases or Originations	—	—	—	—	—
Additions due to loans sold, servicing retained	—	—	—	5,502	—
Sales / Principal payments	(11)	—	(12,454)	(1,665)	—
Realized gains, net	—	—	101	—	—
Unrealized gains (losses), net	—	(1,412)	679	2,317	—
Amortization and adjustment for earn-out payments	—	—	—	—	87
Ending Balance	$115	$1,420	$22,680	$91,708	$1,773

Unrealized gains (losses), net on assets or liabilities held at the end of the period	$—	$1,420	$325	$(970)	$—

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

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level 3 of the fair value hierarchy as of September 30, 2019 using third party information without adjustment:

		Predominant			Weighted
		Valuation			Average Price
(In Thousands, except price)	Fair Value	Technique	Type	Price Range	(a)
Loans, held at fair value	$20,434	Single External Source	Third Party Mark	$99.97 – 112.70	$101.81
Mortgage backed securities, at fair value(b)	30,190	Broker Quotes	Third Party Mark	65.38 – 97.00	85.00
Mortgage backed securities, at fair value	103	Transaction Price	Transaction Price	99.00 – 99.00	99.00
Residential mortgage servicing rights, at fair value	84,638	Single external source	Discounted cash flow	N/A	N/A

(a)	Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class
(b)	Price ranges and weighted averages exclude interest-only strips with a fair value of $0.4 million as of September 30, 2019

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

Financial instruments not carried at fair value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the unaudited interim consolidated balance sheets and are classified as Level 3:

	September 30, 2019		December 31, 2018
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Loans, net	$3,288,458	$3,406,938	$2,391,702	$2,434,185
Servicing rights	29,842	34,661	26,997	28,441
Total assets	$3,318,300	$3,441,599	$2,418,699	$2,462,626
Liabilities:
Secured borrowings	$1,315,534	$1,315,534	$834,547	$834,547
Securitized debt obligations of consolidated VIEs, net	1,465,539	1,506,300	905,367	918,536
Senior secured note, net	179,189	191,796	178,870	176,981
Guaranteed loan financing	25,571	27,571	229,678	236,804
Convertible notes, net	110,773	121,359	109,979	101,581
Corporate debt, net	104,441	109,567	48,457	48,457
Total liabilities	$3,201,047	$3,272,127	$2,306,898	$2,316,906

Other assets totaling $15.2 million at September 30, 2019 and $14.5 million at December 31, 2018 are not carried at fair value and include due from servicers and accrued interest, which are reflected in Note 19. Receivable from third parties totaling $0.7 million at September 30, 2019 and $8.9 million at December 31, 2018 are not carried at fair value. For these instruments, carrying value approximates fair value and are classified as Level 3.

Accounts payable and other accrued liabilities totaling $13.8 million at September 30, 2019 and $16.8 million at December 31, 2018 are not carried at fair value and include Payable to related parties and Accrued interest payable which are included in Note 19. For these instruments, carrying value approximates fair value and are classified as Level 3.

Note 8 – Mortgage backed securities

The following table presents certain information about the Company’s MBS portfolio, which are classified as trading securities and carried at fair value, as of September 30, 2019 and December 31, 2018.

		Weighted
	Weighted	Average				Gross	Gross
	Average	Interest	Principal	Amortized		Unrealized	Unrealized
(In Thousands)	Maturity (a)	Rate (a)	Balance	Cost	Fair Value	Gains	Losses
September 30, 2019
Mortgage backed securities, at fair value
Freddie Mac Loans	06/2037	4.1%	$87,646	$64,362	$69,481	$5,119	$—
Commercial Loans	01/2051	5.3	36,113	25,475	26,596	1,195	(73)
Tax Liens	09/2026	6.0	104	104	104	—	(1)
Total Mortgage backed securities, at fair value	05/2041	4.5%	$123,863	$89,941	$96,181	$6,314	$(74)
December 31, 2018
Mortgage backed securities, at fair value
Freddie Mac Loans	05/2037	4.5%	$97,066	$70,819	$75,591	$4,826	$(54)
Commercial Loans	11/2049	5.5	20,666	16,228	16,231	30	(27)
Tax Liens	09/2026	6.0	116	116	115	—	(1)
Total Mortgage backed securities, at fair value	07/2039	4.7%	$117,848	$87,163	$91,937	$4,856	$(82)

(a)	Weighted based on current principal balance

The following table presents certain information about the maturity of the Company’s MBS portfolio as of September 30, 2019 and December 31, 2018.

	Weighted
	Average
	Interest	Principal	Amortized
(In Thousands)	Rate (a)	Balance	Cost	Fair Value
September 30, 2019
Mortgage backed securities, at fair value
After five years through ten years	10.7%	$2,869	$2,634	$2,847
After ten years	4.3	120,994	87,307	93,334
Total Mortgage backed securities, at fair value	4.5%	$123,863	$89,941	$96,181
December 31, 2018
Mortgage backed securities, at fair value
After five years through ten years	10.6%	$3,406	$3,103	$3,520
After ten years	4.5	114,442	84,060	88,417
Total	4.7%	$117,848	$87,163	$91,937

(a)	Weighted based on current principal balance.
(b)
(c)

Note 9 - Servicing rights

The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The Company’s servicing fees are specified by pooling and servicing agreements.

The following table presents information about the Company’s portfolios of servicing rights:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
SBA servicing rights, at amortized cost
Beginning net carrying amount	$18,000	$16,946	$16,749	$16,684
Additions due to loans sold, servicing retained	550	697	2,431	2,502
Acquisitions	—	—	894	362
Amortization	(869)	(855)	(2,529)	(2,594)
Impairment	(149)	(100)	(13)	(266)
Ending net carrying value of SBA servicing rights	$17,532	$16,688	$17,532	$16,688
Freddie Mac multi-family servicing rights, at amortized cost
Beginning net carrying amount	$11,103	$8,774	$10,248	$5,059
Additions due to loans sold, servicing retained	1,798	1,521	3,745	5,911
Amortization	(591)	(470)	(1,683)	(1,145)
Ending net carrying value of Freddie Mac multi-family servicing rights	$12,310	$9,825	$12,310	$9,825
Ending net carrying value of SBA and Freddie Mac multi-family servicing rights, at amortized cost	$29,842	$26,513	$29,842	$26,513
Residential mortgage servicing rights, at fair value
Beginning Balance	$85,658	$85,554	$93,065	$72,295
Additions due to loans sold, servicing retained	9,028	5,502	18,482	16,657
Loan pay-offs	(2,466)	(1,665)	(5,861)	(4,747)
Unrealized gains (losses)	(7,582)	2,317	(21,048)	7,503
Ending fair value of residential mortgage servicing rights	$84,638	$91,708	$84,638	$91,708
Total servicing rights	$114,480	$118,221	$114,480	$118,221

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

The following table presents additional information about the Company’s SBA and Freddie Mac multi-family servicing rights:

	As of September 30, 2019		As of December 31, 2018
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Carrying Value	Amount	Carrying Value
SBA	$555,772	$17,532	$506,155	$16,749
Freddie Mac multi-family	1,120,377	12,310	964,377	10,248
Total	$1,676,150	$29,842	$1,470,532	$26,997

The significant assumptions used in the September 30, 2019 and December 31, 2018 estimated valuation of the Company’s SBA and Freddie Mac multi-family servicing rights carried at amortized cost include:

	September 30, 2019				December 31, 2018
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA servicing rights (at amortized cost)
• Forward prepayment rate	4.6	-	21.3%	8.4%	3.8	-	20.2%	9.2%
• Forward default rate	0.0	-	11.7%	7.6%	0.0	-	12.2%	6.4%
• Discount rate	8.8	-	8.8%	8.8%	12.0	-	12.0%	12.0%
• Servicing expense	0.4	-	0.4%	0.4%	0.4	-	0.4%	0.4%

Freddie Mac multi-family servicing rights (at amortized cost)
• Forward prepayment rate	0.1	-	35.4%	5.3%	0.0	-	35.0%	5.0%
• Forward default rate	0.0	-	2.0%	2.0%	0.0	-	2.0%	1.3%
• Discount rate	6.0	-	6.0%	6.0%	12.0	-	12.0%	12.0%
• Servicing expense	0.2	-	0.3%	0.2%	0.2	-	0.2%	0.2%

These assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the carrying amount of the Company’s SBA and Freddie Mac multi-family servicing rights.

(In Thousands)	September 30, 2019	December 31, 2018
SBA servicing rights (at amortized cost)
• Forward prepayment rate
10% adverse change	$(530)	$(470)
20% adverse change	(1,034)	(915)

• Default rate
10% adverse change	$(101)	$(63)
20% adverse change	(200)	(125)

• Discount rate
10% adverse change	$(562)	$(579)
20% adverse change	(1,091)	(1,118)

Freddie Mac multi-family servicing rights (at amortized cost)
• Forward prepayment rate
10% adverse change	$(117)	$(63)
20% adverse change	(231)	(124)

• Default rate
10% adverse change	$(18)	$(11)
20% adverse change	(36)	(22)

• Discount rate
10% adverse change	$(328)	$(490)
20% adverse change	(645)	(791)

The estimated future amortization expense for the servicing rights is expected to be as follows:

(In Thousands)	September 30, 2019
2019	$1,470
2020	5,429
2021	4,759
2022	4,172
2023	3,633
Thereafter	10,379

Total	$29,842

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

The following table presents additional information about the Company’s residential mortgage servicing rights carried at fair value:

	As of September 30, 2019		As of December 31, 2018
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Fair Value	Amount	Fair Value
Fannie Mae	$3,245,359	$33,414	$2,848,435	$34,562
Ginnie Mae	2,453,034	28,125	2,350,301	29,586
Freddie Mac	2,283,631	23,099	2,267,943	28,917
Total	$7,982,024	$84,638	$7,466,679	$93,065

The significant assumptions used in the September 30, 2019 and December 31, 2018 valuation of the Company’s residential mortgage servicing rights carried at fair value include:

	September 30, 2019				December 31, 2018
	Range of input values			Weighted Average	Range of input values			Weighted Average
Residential mortgage servicing rights (at fair value)
• Forward prepayment rate	7.3	-	18.7%	10.6%	6.1	-	13.9%	8.4%
• Discount rate	9.0	-	11.0%	9.6%	9.0	-	11.1%	9.7%
• Servicing expense	$ 70	-	$ 85	$ 75	$ 70	-	$ 85	$ 75

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the fair value of the Company’s residential mortgage servicing rights.

(In Thousands)	September 30, 2019	December 31, 2018
Prepayment rate
10% adverse change	$(3,880)	$(3,281)
20% adverse change	(7,451)	(6,330)
Discount rate
10% adverse change	$(3,153)	$(3,716)
20% adverse change	(6,082)	(7,159)
Cost of servicing
10% adverse change	$(1,570)	$(1,683)
20% adverse change	(3,140)	(3,365)

Note 10 – Residential mortgage banking activities and variable expenses on residential mortgage banking activities

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Realized and unrealized gains and losses of residential mortgage loans held for sale, at fair value	$17,229	$10,515	$41,314	$28,590
Creation of new mortgage servicing rights, net of payoffs	6,562	3,837	12,621	11,910
Loan origination fee income on residential mortgage loans	3,320	2,474	7,688	7,312
Unrealized gains (loss) on IRLCs and other derivatives	1,902	185	2,998	478
Residential mortgage banking activities	$29,013	$17,011	$64,621	$48,290

Variable expenses on residential mortgage banking activities	$(17,318)	$(8,337)	$(39,995)	$(18,120)

Note 11 – Secured borrowings

The following tables present certain characteristics of our secured borrowings:

				Pledged Assets Carrying Value at		Carrying Value of Borrowing at
(In Thousands)	Maturity	Pricing	Facility Size	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Borrowings under credit facilities
JPMorgan - Commercial (1)	August 2020	1M L + 2.00 to 2.50%	$250,000	$382,718	$85,393	$170,461	$68,417
Keybank - Commercial (2)	February 2020	1M L + 1.50%	125,000	30,412	23,322	29,828	22,973
East West - Commercial (3)	July 2020	Prime - 0.821 to + 0.029%	50,000	65,057	37,255	47,885	27,443
Comerica - Residential (4)	April 2020	1M L + 1.75%	100,000	75,424	35,860	71,090	40,231
Associated Bank - Residential (4)	November 2019	1M L + 1.50%	40,000	13,953	13,653	13,283	15,907
Origin Bank - Residential (4)	May 2020	Variable Pricing	50,000	17,502	16,831	16,733	12,870
East West - Residential (4)	September 2023	1M L + 2.50%	50,000	56,513	63,479	35,800	8,500
Rabobank - Commercial (5)	January 2021	4.22%	14,500	19,950	—	12,584	—
TBK Bank - Residential (4)	July 2020	Variable Pricing	100,000	40,602	—	39,933	—
FCB - Commercial (6)	June 2021	2.75%	1,774	1,822	3,219	1,774	2,974
Total borrowings under credit facilities (10)			$781,274	$703,953	$279,012	$439,371	$199,315
Borrowings under repurchase agreements
Citibank - Commercial (8)	August 2020	1M L + 1.875 to 2.125%	$500,000	$269,077	$230,140	$225,378	$194,117
Deutsche Bank- Commercial (6)	February 2020	3M L + 2.30 to 2.80%	300,000	397,874	310,797	298,584	239,972
JPMorgan - Commercial (7)	December 2020	1M L + 2.25 to 4.00%	200,000	43,850	144,337	134,036	96,343
JPMorgan - MBS (9)	January 2020	3.54 to 4.84%	41,375	65,803	39,882	41,375	24,881
Deutsche Bank - MBS (9)	November 2019	3.14 to 4.27%	48,260	69,644	24,536	48,260	17,425
Citi - MBS (9)	November 2019	3.29 to 3.44%	25,289	29,845	—	25,289	—
Bank of America - MBS (9)	October 2019	2.76 to 3.06%	43,277	49,999	—	43,277	—
RBC - MBS (9)	February 2020	3.44 to 4.08%	59,965	77,496	83,818	59,965	62,494
Total borrowings under repurchase agreements (11)			$1,218,166	$1,003,588	$833,510	$876,163	$635,232
Total secured borrowings			$1,999,440	$1,707,541	$1,112,522	$1,315,534	$834,547
(1)	Borrowings are used to finance SBC and SBA loan acquisitions, and SBA loan originations.
(2)	Borrowings are used to finance Freddie Mac SBC loan originations.
(3)	Borrowings are used to finance SBA loan acquisitions and loan originations.
(4)	Borrowings are used to finance Residential Agency loan originations.
(5)	Borrowings are used to finance Real estate acquired in settlement of loans.
(6)	Borrowings are used to finance SBC loan originations, Transitional loan originations, and SBC loan acquisitions.
(7)	Borrowings are used to finance SBC loan originations and Transitional loan originations.
(8)	Borrowings are used to finance SBC loan originations and SBC loan acquisitions.
(9)	Borrowings are used to finance Mortgage backed securities and Retained interests in consolidated VIE's.
(10)	The weighted average interest rate of borrowings under credit facilities was 4.2% and 4.6% as of September 30, 2019 and December 31, 2018, respectively.
(11)	The weighted average interest rate of borrowings under repurchase agreements was 4.3% and 4.0% as of September 30, 2019 and December 31, 2018, respectively.

The following table presents the carrying value of the Company’s collateral pledged with respect to secured borrowings and promissory note payable outstanding with our lenders:

	Pledged Assets Carrying Value at
(In Thousands)	September 30, 2019	December 31, 2018
Collateral pledged - borrowings under credit facilities
Loans, net	$627,490	$215,533
Mortgage servicing rights	56,513	63,479
Real estate acquired in settlement of loans	19,950	—
Total collateral pledged on borrowings under credit facilities	$703,953	$279,012
Collateral pledged - borrowings under repurchase agreements
Loans, net	$710,801	$685,274
Mortgage backed securities	92,189	112,552
Retained interest in assets of consolidated VIEs	200,598	35,684
Total collateral pledged on borrowings under repurchase agreements	$1,003,588	$833,510
Total collateral pledged on secured borrowings	$1,707,541	$1,112,522

The agreements governing the Company’s secured borrowings and promissory note require the Company to maintain certain financial and debt covenants. The Company was in compliance with all debt and financial covenants as of September 30, 2019 and December 31, 2018.

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

As of September 30, 2019, we were in compliance with all covenants with respect to the Senior Secured Notes.

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

At issuance, we allocated $112.7 million and $2.3 million of the carrying value of the Convertible Notes to its debt and equity components, respectively, before the allocation of deferred financing costs. As of September 30, 2019, we were in compliance with all covenants with respect to the Convertible Notes.

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

Prior to April 30, 2019, the Notes are not redeemable by the Company. The Company may redeem for cash all or any portion of the Notes, at its option, on or after April 30, 2019 and before April 30, 2020 at a redemption price equal to 101% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. On or after April 30, 2020, the Company may redeem for cash all or any portion of the Notes, at its option, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company undergoes a change of control repurchase event, holders may require it to purchase the Notes, in whole or in part, for cash at a repurchase price equal to 101% of the aggregate principal amount of the Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase, as described in greater detail in the Indenture.

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

On July 22, 2019, Ready Capital Corporation (the “Company”) completed the public offer and sale of $57.5 million aggregate principal amount of its 6.20% Senior Notes due 2026 (the “Notes”), which includes $7.5 million aggregate principal amount of the Notes relating to the full exercise of the underwriters’ over-allotment option.  The net proceeds from the sale of the Notes are approximately $55.3 million, after deducting underwriters’ discount and estimated offering expenses.  The Company will contribute the net proceeds to Sutherland Partners, L.P. (the “Operating Partnership”), its operating partnership subsidiary, in exchange for the issuance by the Operating Partnership of a senior unsecured note with terms that are substantially equivalent to the terms of the Notes.  The Operating Partnership intends to use the net proceeds to originate or acquire the Company’s target assets and for general business purposes.

The Notes bear interest at a rate of 6.20% per annum, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, beginning on October 30, 2019.  The Notes will mature on July 30, 2026, unless earlier repurchased or redeemed.

The Company may redeem for cash all or any portion of the Notes, at its option, on or after July 30, 2022 and before July 30, 2025 at a redemption price equal to 101% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.  On or after July 30, 2025, the Company may redeem for cash all or any portion of the Notes, at its option, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.  If the Company undergoes a change of control repurchase event, holders may require it to purchase the Notes, in whole or in part, for cash at a repurchase price equal to 101% of the aggregate principal amount of the Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase, as described in greater detail in the Indenture.

The Notes are the Company’s senior unsecured obligations and will not be guaranteed by any of its subsidiaries, except to the extent described in the Indenture upon the occurrence of certain events.  The Notes rank equal in right of payment to any of the Company’s existing and future unsecured and unsubordinated indebtedness; effectively junior in right of payment to any of its existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness, other liabilities (including trade payables) and (to the extent not held by the Company) preferred stock, if any, of its subsidiaries.

As of September 30, 2019, we were in compliance with all covenants with respect to the corporate debt.

The following table presents the components of the Senior secured notes, Convertible notes, and Corporate debt, including the carrying value for the aggregate contractual maturities, on the unaudited interim consolidated balance sheet:

(in thousands, except rates)	Coupon Rate	Maturity Date	September 30, 2019
Senior secured notes principal amount(1)	7.50%	2/15/2022	$180,000
Unamortized premium - Senior secured notes			1,852
Unamortized deferred financing costs - Senior secured notes			(2,663)
Total Senior secured notes, net			$179,189
Convertible notes - principal amount (2)	7.00%	8/15/2023	115,000
Unamortized discount - Convertible notes (3)			(1,538)
Unamortized deferred financing costs - Convertible notes			(2,689)
Total Convertible notes, net			$110,773
Corporate debt principal amount(4)	6.50%	4/30/2021	$50,000
Corporate debt principal amount(5)	6.20%	7/30/2026	57,500
Unamortized deferred financing costs - Corporate debt			(3,059)
Total Corporate debt, net			$104,441
Total carrying amount of debt components			$394,403
Total carrying amount of conversion option of equity components recorded in equity			$1,538
(1)	Interest on the Senior Secured Notes is payable semiannually on each February 15 and August 15, beginning on August 15, 2017.
(2)	Interest on the Convertible Notes is payable quarterly on February 15, May 15, August 15, and November 15 of each year, beginning on November 15, 2017.
(3)	Represents the discount created by separating the conversion option from the debt host instrument.
(4)	Interest on the corporate debt is payable January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018.
(5)	Interest on the corporate debt is payable January 30, April 30, July 30, and October 30 of each year, beginning on October 30, 2019.

The following table presents the contractual maturities of the Senior Secured Notes, Convertible Notes, and Corporate debt:

(In Thousands)	September 30, 2019
2019	$—
2020	—
2021	104,441
2022	179,189
2023	110,773
Thereafter	—
Total	$394,403

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

The following table presents guaranteed loan financing and the related interest rates and maturity dates:

	Weighted	Range of
	Average	Interest	Range of
(In Thousands)	Interest Rate	Rates	Maturities (Years)	Ending Balance
September 30, 2019	3.77%	3.46 – 8.25%	2019 - 2037	$25,571
December 31, 2018	4.46%	1.70 – 8.00%	2019 - 2038	$229,678

The following table summarizes contractual maturities of total guaranteed loan financing outstanding:

(In Thousands)	September 30, 2019
2019	$51
2020	306
2021	475
2022	138
2023	—
Thereafter	24,601
Total	$25,571

Our guaranteed loan financings are secured by loans, net of $27.4 million and $249.2 million as of September 30, 2019 and December 31, 2018, respectively.

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

The consolidation of the securitization transactions includes the senior securities issued to third parties which are shown as securitized debt obligations of consolidated VIEs on the unaudited interim consolidated balance sheets. The following table presents additional information on the Company’s securitized debt obligations:

	September 30, 2019			December 31, 2018
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(In Thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
Waterfall Victoria Mortgage Trust 2011-SBC2	$8,368	$8,368	5.5%	$12,226	$12,226	5.4%
ReadyCap Lending Small Business Trust 2015-1	—	—	—	3,397	1,180	3.4
Sutherland Commercial Mortgage Trust 2017-SBC6	48,706	47,800	3.4	69,764	68,574	3.3
Sutherland Commercial Mortgage Trust 2018-SBC7	158,891	156,651	4.7	205,451	202,491	4.7
Sutherland Commercial Mortgage Trust 2019-SBC8	231,121	228,373	2.9	—	—	—
ReadyCap Commercial Mortgage Trust 2014-1	24,857	24,863	5.6	36,108	36,129	4.5
ReadyCap Commercial Mortgage Trust 2015-2	83,138	80,139	4.4	110,497	106,755	4.2
ReadyCap Commercial Mortgage Trust 2016-3	39,211	37,616	4.2	63,945	62,053	3.7
ReadyCap Commercial Mortgage Trust 2018-4	135,693	131,799	3.9	144,701	140,314	3.9
ReadyCap Commercial Mortgage Trust 2019-5	346,882	336,516	4.1	—	—	—
Ready Capital Mortgage Financing 2017-FL1	—	—	—	63,615	61,902	3.7
Ready Capital Mortgage Financing 2018-FL2	142,018	140,128	3.8	217,057	213,743	3.4
Ready Capital Mortgage Financing 2019-FL3	267,904	263,739	3.8	—	—	—
Bear Stearns Commercial Mortgage 2005-TOP20	9,337	9,547	5.7	—	—	—
Total	$1,496,126	$1,465,539	3.9%	$926,761	$905,367	4.0%

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

Assets and liabilities of consolidated VIEs

The following table reflects the securitized assets and liabilities for VIEs that we consolidate on our consolidated balance sheets:

(In Thousands)	September 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$96	$—
Restricted cash	7,012	11,643
Loans, net	1,928,533	1,220,974
Loans, held for sale, at fair value	3,075	—
Real estate acquired in settlement of loans	—	176
Accrued interest	10,423	6,750
Due from servicers	11,988	11,514
Total assets	$1,961,127	$1,251,057
Liabilities:
Securitized debt obligations of consolidated VIEs, net	1,465,539	905,367
Total liabilities	$1,465,539	$905,367

Assets of unconsolidated VIEs

The following table reflects our variable interests in identified VIEs, of which we are not the primary beneficiary, as of September 30, 2019 and December 31, 2018:

	Carrying Amount		Maximum Exposure to Loss (1)
(In Thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Assets:
Mortgage backed securities, at fair value(2)	$69,481	$75,591	$69,481	$75,591
Investment in unconsolidated joint ventures	55,663	33,438	55,663	33,438
Total assets in unconsolidated VIEs	$125,144	$109,029	$125,144	$109,029
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

The following table presents the components of interest income and expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Interest income
Loans
Acquired SBA 7(a) loans	$4,609	$8,692	$16,078	$24,532
Acquired loans	16,247	11,799	44,289	33,966
Originated Transitional loans	20,157	13,306	51,398	32,627
Originated SBC loans, at fair value	331	767	1,052	3,292
Originated SBC loans	10,499	6,374	34,679	18,946
Originated SBA 7(a) loans	2,626	1,006	7,390	2,879
Acquired Transitional loans	2,059	—	2,059	—
Originated Residential Agency loans	30	15	52	39
Total loans (1)	$56,558	$41,959	$156,997	$116,281
Held for sale, at fair value, loans
Originated Residential Agency loans	$1,224	$956	$3,047	$2,820
Originated Freddie loans	351	303	806	1,246
Acquired loans	50	28	123	118
Total loans, held for sale, at fair value	$1,625	$1,287	$3,976	$4,184
Mortgage backed securities, at fair value	1,540	1,041	4,537	2,830
Total interest income	$59,723	$44,287	$165,510	$123,295
Interest expense
Secured borrowings	$(13,360)	$(9,269)	$(34,809)	$(25,239)
Securitized debt obligations of consolidated VIEs	(17,978)	(9,988)	(51,516)	(25,478)
Guaranteed loan financing	(645)	(3,011)	(3,873)	(8,781)
Senior secured note	(3,478)	(3,489)	(10,444)	(10,215)
Convertible note	(2,188)	(2,187)	(6,564)	(6,560)
Corporate debt	(1,741)	(981)	(3,713)	(1,723)
Total interest expense	$(39,390)	$(28,925)	$(110,919)	$(77,996)
Net interest income before provision for loan losses	$20,333	$15,362	$54,591	$45,299
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

For derivative instruments that the Company has not elected hedge accounting, the fair value adjustments on such instruments are recorded in earnings. The fair value adjustments for interest rate swaps and CDS, along with the related interest income, interest expense and gains (losses) on termination of such instruments, are reported as a net realized gain on financial instruments on the unaudited interim consolidated statements of income. The fair value adjustments for IRLCs, along with the related interest income, interest expense and gains (losses) on termination of such instruments, are reported in residential mortgage banking activities on the unaudited interim consolidated statements of income.

As described in Note 3, for qualifying cash flow hedges, the entire change in the fair value of the derivative is recorded in other comprehensive income (loss) ("OCI") and recognized in the consolidated statements of income when the hedged cash flows affect earnings. Derivative amounts affecting earnings are recognized consistent with the classification of the hedged item, primarily interest expense. The ineffective portions of the cash flow hedges are immediately recognized in earnings.

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

The following table summarize our derivatives, by type, as of September 30, 2019 and December 31, 2018:

		As of September 30, 2019			As of December 31, 2018
			Asset	Liability		Asset	Liability
		Notional	Derivatives	Derivatives	Notional	Derivatives	Derivatives
(In Thousands)	Primary Underlying Risk	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Credit Default Swaps	Credit Risk	$15,000	$—	$(57)	$15,000	$295	$—
Interest Rate Swaps - not designated as hedges	Interest rate risk	372,426	—	(4,232)	411,811	—	(2,349)
Interest Rate Swaps - designated as hedges	Interest rate risk	252,850	—	(7,617)	134,325	—	(1,276)
Interest rate lock commitments	Interest rate risk	297,112	4,181	—	144,799	1,775	—
Total		$937,388	$4,181	$(11,906)	$705,935	$2,070	$(3,625)

The following tables summarize the gains and losses on the Company’s derivatives:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Net Realized	Unrealized	Net Realized	Unrealized
(In Thousands)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Credit default swaps (1)	$—	$2	$—	$(352)
Interest rate swaps (1)(2)	132	(4,268)	(4,068)	(8,817)
Residential mortgage banking activities interest rate swaps (3)	—	1,392	—	593
Interest rate lock commitments (3)	—	510	—	2,405
Total	$132	$(2,364)	$(4,068)	$(6,171)

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

The following tables summarize the gains and losses on the Company’s derivatives which have qualified for hedge accounting:

(In Thousands)	Derivatives - effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income (2)	Total income statement impact	Derivatives- effective portion recorded in OCI (3)	Total change in OCI for period (3)
Hedge type
Interest rate - forecasted transactions (1)	$169	$—	$169	$(2,783)	$(2,614)
Total - Three months ended September 30, 2019	$169	$—	$169	$(2,783)	$(2,614)
Hedge type
Interest rate - forecasted transactions (1)	$—	$—	$—	$—	$—
Total - Three months ended September 30, 2018	$—	$—	$—	$—	$—
Hedge type
Interest rate - forecasted transactions (1)	$269	$—	$269	$(9,880)	$(9,611)
Total - Nine Months Ended September 30, 2019	$269	$—	$269	$(9,880)	$(9,611)
Hedge type
Interest rate - forecasted transactions (1)	$—	$—	$—	$—	$—
Total - Nine Months Ended September 30, 2018	$—	$—	$—	$—	$—
(1) Consists of benchmark interest rate hedges of LIBOR-indexed floating-rate liabilities.

(2) Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.

(3) Represents after tax amounts recorded in OCI.

Note 17 – Real estate acquired in settlement of loans

The following tables summarize the carrying amount of the Company’s real estate holdings as of the unaudited interim consolidated balance sheet dates:

(In Thousands)	September 30, 2019	December 31, 2018
Acquired ORM Portfolio:
Retail	$19,950	$—
Mixed Use	17,478	—
Lodging/Residential	7,412	—
Land	7,919	—
Office	1,256	—
Total Acquired ORM REO	$54,015	$—
Other REO held for sale:
Office	$5,595	6,719
SBA	139	23
Mixed Use	279	279
Retail	596	191
Single Family	183	368
Multi-Family	—	207
Total Other REO	$6,792	$7,787

Total Real estate acquired in settlement of loans, held for sale	$60,807	$7,787

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

The following table presents certain information on the management fee payable to our Manager:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Management fee - total	$2.5 million	$2.1 million	$7.0 million	$6.1 million
Management fee - amount unpaid	$2.5 million	$2.1 million	$2.5 million	$2.1 million

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

The following table presents certain information on the incentive fee payable to our Manager:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Incentive fee distribution - total	$—	$—	$—	$0.7 million
Incentive fee distribution - amount unpaid	$—	$—	$—	$—

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

The following table presents certain information on reimbursable expenses payable to our Manager:

For the Three Months Ended September 30,	For the Nine Months Ended September 30,

	2019	2018	2019	2018
Reimbursable expenses payable to our Manager - total	$0.9 million	$0.8 million	$2.8 million	$2.5 million
Reimbursable expenses payable to our Manager - amount unpaid	$1.0 million	$1.7 million	$1.0 million	$1.7 million

Other

In March of 2018, the Company acquired 75 loans, net, from Waterfall Olympic Master Fund Grantor Trust, Series I, II, and III, which are also managed by our Manager for $51.6 million, including interest. The total unpaid principal balance of the loans was $51.8 million.

Note 19 – Other assets and other liabilities

The following table details the Company’s other assets and other liabilities as of the unaudited interim consolidated balance sheet dates.

(In Thousands)	September 30, 2019	December 31, 2018
Other assets:
Deferred tax asset	$22,744	$18,084
Tax receivable	13,219	—
Deferred loan exit fees	11,405	8,668
Accrued interest	8,645	7,253
Due from servicers	6,514	7,284
Right-of-use asset	2,852	—
Intangible assets	2,681	2,915
Deferred financing costs	1,660	2,564
Fixed assets, net	1,425	1,096
Other assets	5,703	7,583
Total other assets	$76,848	$55,447
Accounts payable and other accrued liabilities:
Deferred tax liability	$20,094	$19,972
Accrued salaries, wages and commissions	17,755	19,925
Accrued interest payable	11,261	14,244
Servicing principal and interest payable	10,769	10,582
Repair and denial reserve	5,745	5,524
Payable to related parties	2,495	2,580
Accrued professional fees	977	1,618
Other accounts payable and accrued liabilities	12,139	274
Total accounts payable and other accrued liabilities	$81,235	$74,719

Loan indemnification reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other accrued liabilities in the Company's unaudited interim consolidated balance sheets and the provision for loan indemnification losses is included in variable expenses on residential mortgage banking activities, in the Company's unaudited interim consolidated statements of income. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demand, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability. At September 30, 2019 and December 31, 2018, the loan indemnification reserve was $2.2 million and $1.7 million, respectively.

Because of the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. At September 30, 2019 and December 31, 2018, the reasonably possible loss above the recorded loan indemnification reserve was not considered material.

Note 20 – Other income and operating expenses

The following table details the Company’s other income and operating expenses for the unaudited interim consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Other income
Origination income	$1,213	858	$3,729	3,459
Release of repair and denial reserve	573	167	221	161
Other	1,193	179	2,721	744
Total other income	$2,979	$1,204	$6,671	$4,364
Other operating expenses
Origination costs	3,042	1,714	6,964	6,142
Technology expense	1,155	908	3,313	2,473
Charge off of real estate acquired in settlement of loans	144	236	824	1,236
Rent expense	968	720	2,762	1,804
Recruiting, training and travel expenses	366	419	1,252	1,698
Loan acquisition costs	359	196	464	1,377
Other	2,110	2,355	7,512	8,745
Total other operating expenses	$8,144	$6,548	$23,091	$23,475

Note 21 – Stockholders’ Equity

Common stock dividends

The following table presents cash dividends declared by our board of directors on our common stock from June 12, 2018 through September 30, 2019:

			Dividend per
Declaration Date	Record Date	Payment Date	Share
June 12, 2018	June 29, 2018	July 31, 2018	$0.40
September 11, 2018	September 28, 2018	October 31, 2018	$0.40
December 12, 2018	December 31, 2018	January 31, 2019	$0.40
March 12, 2019	March 28, 2019	April 30, 2019	$0.40
June 11, 2019	June 28, 2019	July 31, 2019	$0.40
September 10, 2019	September 30, 2019	October 31, 2019	$0.40

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

The following table summarizes the Company’s RSA activity for the three and nine months ended September 30, 2019:

	Restricted Stock Awards
(In Thousands, except share data)	Number of Shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, January 1	118,904	$1,661	$13.97
Granted	111,097	1,784	16.06
Vested	(52,110)	(733)	14.07
Forfeited	—	—	—
Canceled	—	—	—
Outstanding, March 31, 2019	177,891	$2,712	$15.25
Granted	21,356	310	14.51
Vested	(19,766)	(293)	14.84
Forfeited	(5,746)	(82)	14.21
Canceled	—	—	—
Outstanding, June 30, 2019	173,735	$2,647	$15.24
Granted	—	—	—
Vested	(6,336)	(100)	15.79
Forfeited	—	—	—
Canceled	—	—	—
Outstanding, September 30, 2019	167,399	$2,547	$15.21

At September 30, 2019, there were 23,104 fully vested RSUs that were not yet issued as common stock.

During the three and nine months ended September 30, 2019, the Company recognized $0.1 million and $1.1 million of noncash compensation expense, respectively, related to its stock-based incentive plan in its unaudited interim consolidated statements of income. During the three and nine months ended September 30, 2018, the Company recognized $0.2 million and $0.5 million of noncash compensation, respectively.

At September 30, 2019 and 2018, approximately $2.5 million and $1.4  million of noncash compensation expense related to unvested awards had not yet been charged to net income, respectively. These costs are expected to be amortized into compensation expense ratably over the course of the remainder of the respective vesting periods.

Note 22 – Earnings per share of common stock

The following table provides information on the basic and diluted earnings per share computations, including the number of shares of common stock used for purposes of these computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except for share and per share amounts)	2019	2018	2019	2018
Basic Earnings
Net income	$12,427	$17,569	$54,120	$51,971
Less: Income attributable to non-controlling interest	323	638	1,580	1,890
Less: Income attributable to participating shares	79	50	240	162
Basic earnings	$12,025	$16,881	$52,300	$49,919

Diluted Earnings
Net income	$12,427	$17,569	$54,120	$51,971
Less: Income attributable to non-controlling interest	323	638	1,580	1,890
Less: Income attributable to participating shares	79	50	240	162
Diluted earnings	$12,025	$16,881	$52,300	$49,919

Number of Shares
Basic — Average shares outstanding	44,438,652	32,109,642	40,517,231	32,073,665
Effect of dilutive securities — Unvested participating shares	29,149	20,620	29,149	16,461
Diluted — Average shares outstanding	44,467,801	32,130,262	40,546,380	32,090,126

Earnings Per Share Attributable to RC Common Stockholders:
Basic	$0.27	$0.53	$1.29	$1.57
Diluted	$0.27	$0.53	1.29	1.57

Participating unvested RSUs were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Additionally, as of September 30, 2019, there are potential shares of common stock contingently issuable upon the conversion of the Convertible Notes in the future. The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash. Based on this assessment, the Company determined that it would be appropriate to apply a method similar to the treasury stock method, such that contingently issuable common stock is assessed quarterly along with our other potentially dilutive instruments. In order to compute the dilutive effect, the number of shares included in the denominator of diluted EPS is determined by dividing the “conversion spread value” of the share-settled portion (value above accreted value of face value and interest component) of the instrument by the share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the bond upon an assumed conversion. As of September 30, 2019, the conversion spread value is currently zero, since the closing price of our common stock does not exceed the conversion rate (strike price) and is “out-of-the-money”, resulting in no impact on diluted EPS.

Certain investors own OP units in our operating partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the operating partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company's equity is increased. At September 30, 2019 and December 31, 2018, the non-controlling interest OP unit holders owned 1,117,169 OP units.

Note 23 – Offsetting assets and liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of September 30, 2019 and December 31, 2018 and for the periods then ended, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

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

In accordance with ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, the Company is required to disclose the impact of offsetting of assets and liabilities represented in the unaudited interim consolidated balance sheets to enable users of the unaudited interim consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities.  These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to offset, and (d) the Company’s right of offset is enforceable at law.  As of September 30, 2019 and December 31, 2018, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the unaudited interim consolidated balances sheets.

The following table provides disclosure regarding the effect of offsetting of the Company’s recognized assets and liabilities presented in the unaudited interim consolidated balance sheets as of September 30, 2019:

		Gross	Assets
		Amounts	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Offset in the	the	Balance Sheets (1)
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
(In Thousands)	Assets	Sheets	Sheets	Instruments	Received	Net Amount
Interest rate swaps	$4,181	$—	$4,181	$—	$4,181	$—
Credit default swaps	—	—	—	—	—	—
Total	$4,181	$—	$4,181	$—	$4,181	$—

		Gross	Liabilities
		Amounts	Presented in	Gross Amounts Not Offset in the Consolidated
	Gross	Offset in the	the	Balance Sheets (1)
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
(In Thousands)	Liabilities	Sheets	Sheets	Instruments	Paid	Net Amount
Interest rate swaps	$11,849	$—	$11,849	$—	$11,849	$—
Credit default swaps	57	—	57	—	57	—
Secured borrowings	1,315,534	—	1,315,534	1,315,534	—	—
Total	$1,327,440	$—	$1,327,440	$1,315,534	$11,906	$—
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

The following table provides disclosure regarding the effect of offsetting the Company’s recognized assets and liabilities presented in the unaudited interim consolidated balance sheets as of December 31, 2018:

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

Unfunded Loan Commitments

As of September 30, 2019 and December 31, 2018, unfunded loan commitments for SBC loans were as follows:

	September 30,	December 31,
(In Thousands)	2019	2018
Loans, net	$227,092	$161,746
Loans, held for sale at fair value	$7,013	$4,895

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

Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. As of September 30, 2019 and December 31, 2018, total commitments to originate loans were as follows:

	September 30,	December 31,
(In Thousands)	2019	2018
Commitments to originate residential agency loans	$273,817	$124,020

Note 26 – Income taxes

The Company is a REIT pursuant to IRC Section 856. Our qualification as a REIT depends on our ability to meet various requirements imposed by the Internal Revenue Code, which relate to our organizational structure, diversity of stock ownership and certain requirements with regard to the nature of our assets and the sources of our income. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four taxable years. As of September 30, 2019 and December 31, 2018, we are in compliance with all REIT requirements.

Certain of our subsidiaries have elected to be treated as taxable REIT subsidiaries (“TRSs”). TRSs permit us to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Internal Revenue Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code. To the extent these criteria are met, we will continue to maintain our qualification as a REIT. The accompanying unaudited interim consolidated financial statements include an interim tax provision for our TRS’ for the three and nine months ended September 30, 2019 and 2018, respectively.

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

During the three months ended September 30, 2019 and 2018, we recorded an income tax benefit of $2.6 million and income tax expense $0.9 million, respectively. During the nine months ended September 30, 2019 and 2018, we recorded an income tax benefit of $8.6 million and an income tax expense of $4.1 million, respectively. The income tax expense for the above periods primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. There were no material changes to uncertain tax positions or valuation allowance assessments during the quarter.

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

Results of business segments and all other

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the three months ended September 30, 2019 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$18,880	$32,354	$7,235	$1,254	$—	$59,723
Interest expense	(11,076)	(23,835)	(2,739)	(1,740)	—	(39,390)
Net interest income before provision for loan losses	$7,804	$8,519	$4,496	$(486)	$—	$20,333
Provision for loan losses	(94)	(33)	(566)	—	—	(693)
Net interest income after provision for loan losses	$7,710	$8,486	$3,930	$(486)	$—	$19,640
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$29,013	$—	$29,013
Net realized gain on financial instruments	(437)	5,065	2,749	—	—	7,377
Net unrealized gain on financial instruments	(206)	(865)	772	(7,582)	—	(7,881)
Other income	925	1,118	812	80	44	2,979
Servicing income	—	488	1,180	5,781	—	7,449
Income from unconsolidated joint ventures	1,047	—	—	—	—	1,047
Gain on bargain purchase	—	—	—	—	—	—
Total non-interest income	$1,329	$5,806	$5,513	$27,292	$44	$39,984
Non-interest expense
Employee compensation and benefits	(26)	(1,420)	(4,070)	(7,091)	(831)	(13,438)
Allocated employee compensation and benefits from related party	(150)	—	—	—	(1,350)	(1,500)
Variable expenses on residential mortgage banking activities	—	—	—	(17,318)	—	(17,318)
Professional fees	(195)	(571)	(279)	(344)	(641)	(2,030)
Management fees – related party	—	—	—	—	(2,495)	(2,495)
Incentive fees – related party	—	—	—	—	—	—
Loan servicing expense	(1,461)	(1,495)	(205)	(1,672)	(33)	(4,866)
Merger related expenses	—	—	—	—	(51)	(51)
Other operating expenses	(770)	(3,369)	(1,508)	(1,691)	(806)	(8,144)
Total non-interest expense	$(2,602)	$(6,855)	$(6,062)	$(28,116)	$(6,207)	$(49,842)
Net income (loss) before provision for income taxes	$6,437	$7,437	$3,381	$(1,310)	$(6,163)	$9,782
Total assets	$1,165,470	$2,266,076	$273,217	$327,162	$91,094	$4,123,019

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the nine months ended September 30, 2019 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$47,761	$91,182	$23,468	$3,099	$—	$165,510
Interest expense	(29,383)	(65,903)	(11,529)	(4,104)	—	(110,919)
Net interest income before provision for loan losses	$18,378	$25,279	$11,939	$(1,005)	$—	$54,591
Provision for loan losses	(771)	(342)	(1,446)	—	—	(2,559)
Net interest income after provision for loan losses	$17,607	$24,937	$10,493	$(1,005)	$—	$52,032
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$64,621	$—	$64,621
Net realized gain on financial instruments	(33)	10,232	10,715	—	—	20,914
Net unrealized gain on financial instruments	(886)	(131)	268	(21,050)	—	(21,799)
Other income	1,950	3,565	865	182	109	6,671
Servicing income	—	1,386	4,013	16,613	—	22,012
Income from unconsolidated joint ventures	6,059	—	—	—	—	6,059
Gain on bargain purchase	—	—	—	—	30,728	30,728
Total non-interest income	$7,090	$15,052	$15,861	$60,366	$30,837	$129,206
Non-interest expense
Employee compensation and benefits	(53)	(5,454)	(12,262)	(17,131)	(2,495)	(37,395)
Allocated employee compensation and benefits from related party	(360)	—	—	—	(3,243)	(3,603)
Variable expenses on residential mortgage banking activities	—	—	—	(39,995)	—	(39,995)
Professional fees	(412)	(1,185)	(635)	(809)	(2,404)	(5,445)
Management fees – related party	—	—	—	—	(6,987)	(6,987)
Incentive fees – related party	—	—	—	—	—	—
Loan servicing expense	(3,379)	(4,185)	(322)	(5,089)	(110)	(13,085)
Merger related expenses	—	—	—	—	(6,121)	(6,121)
Other operating expenses	(2,073)	(8,198)	(4,635)	(5,818)	(2,367)	(23,091)
Total non-interest expense	$(6,277)	$(19,022)	$(17,854)	$(68,842)	$(23,727)	$(135,722)
Net income (loss) before provision for income taxes	$18,420	$20,967	$8,500	$(9,481)	$7,110	$45,516
Total assets	$1,165,470	$2,266,076	$273,217	$327,162	$91,094	$4,123,019

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the three months ended September 30, 2018 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$11,946	$21,671	$9,699	$971	$—	$44,287
Interest expense	(7,755)	(16,045)	(4,301)	(824)	—	(28,925)
Net interest income before provision for loan losses	$4,191	$5,626	$5,398	$147	$—	$15,362
Provision for loan losses	(796)	(101)	97	—	—	(800)
Net interest income after provision for loan losses	$3,395	$5,525	$5,495	$147	$—	$14,562
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$17,011	$—	$17,011
Net realized gain on financial instruments	774	3,253	2,919	—	—	6,946
Net unrealized gain (loss) on financial instruments	2,893	2,679	611	2,317	—	8,500
Other income	75	794	279	56	—	1,204
Servicing income	5	389	1,352	5,176	—	6,922
Income from unconsolidated joint ventures	2,178	—	—	—	—	2,178
Total non-interest income	$5,925	$7,115	$5,161	$24,560	$—	$42,761
Non-interest expense
Employee compensation and benefits	$(98)	$(2,417)	$(3,116)	$(8,375)	$(157)	(14,163)
Allocated employee compensation and benefits from related party	(120)	—	—	—	(1,080)	(1,200)
Variable expenses on residential mortgage banking activities	—	—	—	(8,337)	—	(8,337)
Professional fees	(467)	(291)	(412)	(123)	(1,001)	(2,294)
Management fees – related party	—	—	—	—	(2,070)	(2,070)
Incentive fees – related party	—	—	—	—	—	—
Loan servicing (expense) income	(1,183)	(1,294)	(198)	(1,572)	—	(4,247)
Other operating expenses	(450)	(2,545)	(929)	(2,080)	(544)	(6,548)
Total non-interest expense	$(2,318)	$(6,547)	$(4,655)	$(20,487)	$(4,852)	$(38,859)
Net income (loss) before provision for income taxes	$7,002	$6,093	$6,001	$4,220	$(4,852)	$18,464
Total assets	$672,569	$1,442,601	$484,387	$276,284	$24,918	$2,900,759

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the nine months ended September 30, 2018 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$34,602	$58,423	$27,411	$2,859	$—	$123,295
Interest expense	(19,853)	(43,838)	(11,892)	(2,413)	—	(77,996)
Net interest income before provision for loan losses	$14,749	$14,585	$15,519	$446	$—	$45,299
Provision for loan losses	(989)	8	410	—	—	(571)
Net interest income after provision for loan losses	$13,760	$14,593	$15,929	$446	$—	$44,728
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$48,290	$—	$48,290
Net realized gain on financial instruments	867	15,484	11,445	—	—	27,796
Net unrealized gain (loss) on financial instruments	3,695	4,441	325	7,503	—	15,964
Other income	342	3,409	447	166	—	4,364
Servicing income	15	972	4,067	14,905	—	19,959
Income on unconsolidated joint ventures	9,420	—	—	—	—	9,420
Total non-interest income	$14,339	$24,306	$16,284	$70,864	$—	$125,793
Non-interest expense
Employee compensation and benefits	$(410)	$(7,339)	$(9,510)	$(26,025)	$(471)	$(43,755)
Allocated employee compensation and benefits from related party	(360)	—	—	—	(3,240)	(3,600)
Variable expenses on residential mortgage banking activities	—	—	—	(18,120)	—	(18,120)
Professional fees	(928)	(1,012)	(1,414)	(347)	(3,642)	(7,343)
Management fees – related party	—	—	—	—	(6,118)	(6,118)
Incentive fees – related party	—	—	—	—	(676)	(676)
Loan servicing expense	(2,748)	(2,819)	89	(5,862)	—	(11,340)
Other operating expenses	(3,267)	(8,512)	(3,009)	(6,760)	(1,927)	(23,475)
Total non-interest expense	$(7,713)	$(19,682)	$(13,844)	$(57,114)	$(16,074)	$(114,427)
Net income (loss) before provision for income taxes	$20,386	$19,217	$18,369	$14,196	$(16,074)	$56,094
Total assets	$672,569	$1,442,601	$484,387	$276,284	$24,918	$2,900,759

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

In accordance with Regulation S-X section 10-01(b)-1, unconsolidated entities that meet certain significance tests are required to have supplemental disclosures included in our unaudited interim financial statements, including condensed financial information for the three and nine months ended September 30, 2019 and 2018.

Statements of Income	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(In Thousands)	Girod HoldCo, LLC	WFLLA, LLC	Girod HoldCo, LLC	WFLLA, LLC
Interest income	$1,108	$553	$4,990	$2,490
Realized gains	364	182	2,529	1,262
Unrealized gains	2,074	1,035	3,688	1,840
Servicing expense and other	(1,224)	(615)	(2,472)	(1,236)
Income before provision for income taxes	$2,322	$1,155	$8,735	$4,356

Statements of Income	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(In Thousands)	Girod HoldCo, LLC	WFLLA, LLC	Girod HoldCo, LLC	WFLLA, LLC
Interest income	$5,943	$2,966	$17,255	$8,610
Realized gains	995	497	18,567	9,265
Unrealized gains	18,442	9,203	8,193	4,088
Servicing expense and other	(3,581)	(1,792)	(6,236)	(3,123)
Income before provision for income taxes	$21,799	$10,874	$37,779	$18,840

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Income on unconsolidated joint ventures
WFLLA, LLC	$578	$2,178	$5,437	$9,420
Other unconsolidated joint ventures	469	—	622	—
Income on unconsolidated joint ventures	$1,047	$2,178	$6,059	$9,420

During the three months ended September 30, 2019 and 2018, the Company recorded $1.0 million and $2.2 million of income, respectively, which is based on our proportional ownership interest in the entities above. During the nine months ended September 30, 2019 and 2018, the Company recorded $6.1 million and $9.4 million of income, respectively. These amounts are reflected in Income on unconsolidated joint ventures within the interim unaudited statement of income.

Note 29 – Subsequent events

On October 25, 2019, the Company acquired all of the outstanding membership interests of Knight Capital LLC, a leading technology-driven platform that provides working capital to small and medium sized businesses across all 50 states, in exchange for $17.5 million in cash and 658,771 shares of common stock of the Company issued to the former members of Knight in a private placement transaction.

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

Changes in market interest rates

We own and expect to acquire or originate fixed rate mortgages (“FRMs”), and adjustable rate mortgages (“ARMs”), with maturities ranging from five to thirty years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in five to ten years. ARM loans generally have a fixed interest rate for a period of five, seven or ten years and then an adjustable interest rate equal to the sum of an index rate, such as the London Inter-bank Offered Rate (“LIBOR”), plus a margin, while FRM loans bear interest that is fixed for the term of the loan. As of September 30, 2019, approximately 51% of the loans in our portfolio were ARMs, and 49% were FRMs, based on carrying value. The weighted average margin, above the floating rate, on ARMs was approximately 3.6% and the weighted average coupon on FRMs was approximately 6.2% as of September 30, 2019. We utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with our ARMs.

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

Market conditions

With the onset of the global financial crisis, SBC origination volume fell approximately 42.5% from the 2006 peak through 2009 and the decline was accompanied by a reduction in the principal balance of outstanding SBC loans between 2008 and 2013. Based on publicly available data from Boxwood Means, while commercial property prices have almost recovered to their 2007 peak, SBC property prices have yet to fully recover from the 2012 trough. We believe this trend suggests continued tight credit in SBC lending and supports our belief that credit spreads in the SBC loan asset class should for the foreseeable future remain wider compared to large balance commercial mortgage loans. Since late 2008, we have seen substantial volumes of non-performing SBC loans available for purchase from U.S. banks at significant discounts to their UPBs. We believe that banks have been motivated to sell SBC loans in order to improve their regulatory capital ratios, reduce their troubled asset ratios, a key measure monitored by regulators, investors and other stakeholders in assessing bank safety and soundness, relieve the strain on their operations caused by managing distressed loan books and to demonstrate to regulators, investors and other stakeholders that they are addressing their distressed asset issues and the drag they place on operating performance through controlled sales of these assets over time. We believe that banks will continue to be motivated to divest their non-performing SBC loan assets to address these issues over the next several years. We believe that as the economic recovery continues the volume of short-term loan extensions and restructurings will be reduced, resulting in increased opportunities for us to originate first mortgage SBC loans in the market. We believe that the supply of new capital to meet this increasing demand will continue to be constrained by the historically low activity levels in the ABS market.

Critical Accounting Policies and Use of Estimates

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” included within the Company's Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the Company's critical accounting policies and use of estimates during the nine months ended September 30, 2019.

Third Quarter 2019 Highlights

Operating results:

•	Achieved Net Income of $12.4 million during the three months ended September 30, 2019

•	Earnings per share of $0.27 for the three months ended September 30, 2019

•	Core Earnings[1] of $18.2 million, or $0.40 per share, during the three months ended September 30, 2019

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

•	Declared dividends of $0.40 per share, during the quarter ended September 30, 2019, representing a 10.1% dividend yield, based on the closing share price on September 30, 2019

Loan originations and acquisitions:

•

Loan originations totaled $1,170.4 million including $465.4 million in SBC loans, $48.2 million of SBA Section 7(a) Program loans and $656.8 million of residential loans (based on fully committed amounts)

•	Acquired $77.9 million of SBC loans

•	Robust pipeline with substantial acquisition and origination opportunities (based on fully committed amounts):

o	Acquisition pipeline of $236.8 million in SBC loans

o	Origination pipeline of:
▪	$487.9 million SBC loans
▪	$166.9 million of SBA Section 7(a) Program loans
▪	$273.8 million of commitments to originate residential agency loans

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

Return Information

The following tables present certain information related to our SBC and SBA loan portfolio as of September 30, 2019 and per share information for the three months ended September 30, 2019, which includes core earnings per share or return information. Core earnings is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in our 2018 Annual report on Form 10-K.

READY CAPITAL SNAPSHOT ($ amounts in thousands, except per share data)

Investment Type		Average Carrying Value[1]	Gross Yield[2]		Average Debt Balance	Debt Cost [3]	Levered Yield
Loan Acquisitions	$	1,052,870	6.7%	$	789,360	4.2%	14.1%
SBC Originations	$	2,112,876	6.8%	$	1,569,124	4.9%	12.2%
SBA Originations, Acquisitions, & Servicing	$	253,402	16.7%	$	170,233	5.9%	38.6%
Total	**$**	**3,419,148**	**7.5%**	**$**	**2,528,717**	**4.8%**	**15.2%**

Book Equity Value Metrics		
Common Stockholders' equity	$	719,747
Common Stockholders' equity (adjusted)[5]	$	717,767
Total Common Shares outstanding		44,421,815
Net Book Value per Common Share	$	16.20
Adjusted Net Book Value per Common Share	$	16.16

Loan Portfolio Metrics [4]	
% Fixed vs Floating Rate	49.0% / 51.0%
% Originated vs Acquired	63.8% / 36.2%
Weighted Average LTV - SBC	65%
Weighted Average LTV - SBA	88%
Weighted Average LTV - Acquired	42%

Q3 2019 Earnings Data Metrics		
Net income | Core earnings		$ 12,427 | $ 18,249
Earnings per share - Basic and diluted	$	0.27
Core Earnings per Common Share	$	0.40
Return on Equity per Common Share		6.7%
Core Return on Equity per Common Share		9.8%
Dividend Yield		10.1%

Servicing Portfolio Metrics		
SBA servicing rights - UPB	$	555,772
SBA servicing rights- carrying value	$	17,532
Freddie Mac servicing rights - UPB	$	1,120,377
Freddie Mac servicing rights - carrying value	$	12,310
Residential servicing rights - UPB	$	7,982,024
Residential servicing rights - carrying value	$	84,638

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

The following table provides a detailed breakdown of our calculation of return on equity and core return on equity for the three months ended September 30, 2019. Core return on equity is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in our 2018 Annual report on Form 10-K.

RETURN ON EQUITY

Segment	Levered Yield [(1)]	Core Levered Yield [(1)]	Equity Allocation	GAAP ROE [(2)] Q3'19	GAAP ROE [(2)] Q2'19	Core ROE [(2)] Q3'19	Core ROE [(2)] Q2'19
Loan Acquisitions	14.1 %	14.1 %	27.7 %	13.8 %	13.4 %	17.0 %	16.2 %
SBC Originations	12.2 %	12.2 %	57.2 %				
SBA Originations, Acquisitions, & Servicing	38.9 %	38.9 %	8.8 %				
Residential Mortgage Banking [(3)]	(6.5) %	43.8 %	6.3 %				
Corporate leverage, net of non-earnings assets				(0.1)	(1.0)	0.7	(0.5)
Gross return on equity				**13.7 %**	**12.4 %**	**17.7 %**	**15.7 %**
Realized & unrealized gains, net				1.8	2.0	1.9	2.0
Other income and expenses, net				(8.7)	(7.9)	(8.7)	(7.9)
Non-recurring gains and expenses				-	(0.4)	-	-
Investment advisory fees				(1.3)	(1.3)	(1.3)	(1.3)
Provision for income taxes				1.2	1.1	0.2	0.3
Return on equity				**6.7 %**	**5.9 %**	**9.8 %**	**8.8 %**

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

READY CAPITAL.

Portfolio Metrics

SBC Originations

The following table includes certain portfolio metrics related to our SBC Originations segment:

SBC Originations - Segment Snapshot

Portfolio Metrics (Balance Sheet)	Q3 2018	Q4 2018	Q1 2019	Q2 2019	Q3 2019
Number of loans	403	421	429	485	501
Unpaid Principal Balance [3]	$ 1,305	$ 1,479	$ 1,582	$ 1,829	$ 2,064
Carrying Value [3]	$ 1,314	$ 1,488	$ 1,589	$ 1,835	$ 2,070
Weighted Average LTV	60%	63%	63%	63%	65%
Weighted Average Coupon	6.3%	6.3%	6.2%	6.1%	5.8%
Weighted Average Maturity	5 years	5 years	5 years	5 years	5 years
Weighted Average Principal Balance [3]	$ 3.2	$ 3.5	$ 3.7	$ 3.7	$ 4.1
Percentage of loans fixed / floating	56% / 44%	55% / 45%	53% / 47%	55% / 45%	55% / 45%
Percentage of fixed, match funded [4]	62.8%	54.2%	87.3%	69.4%	68.3%
Percentage of loans 30+ days delinquent	1.3%	2.3%	2.7%	2.7%	1.4%

Current Quarter Highlights

- **Originations of $465.4 million[1]**
- **Origination pipeline of $487.9 million[2] :**

Product	Oct 2019	Forward	Total Pipeline
Fixed Rate	$ 51.6	$ 84.8	$ 136.4
Transitional	84.7	144.1	228.8
Freddie Mac	42.5	80.2	122.7
Total	**$ 178.8**	**$ 309.1**	**$ 487.9**

Gross Levered Yield

20.0%
15.0%
10.0%
5.0%
0.0%
2.3%
9.4%
1.8%
8.9%
1.9%
9.3%
1.7%
9.6%
2.8%
9.4%
Q3 '18
Q4 '18
Q1 '19
Q2 '19
Q3 '19
Gross Levered Yield (ex. Gains)(5)
Gains on Loans, held for sale(6)

1) Represents fully committed amounts.
2) As of October 31, 2019 including October 2019 fundings.
3) $ in millions, as of quarter end.
4) Represents fixed rate loans that have been securitized.
5) Includes interest income, accretion of discount, and servicing income net of interest expense and amortization of deferred financing costs.
6) Includes realized and unrealized gains (losses) on loans held for sale and MSR creation.

READY CAPITAL.

SBA Originations, Acquisitions, and Servicing

The following table includes certain portfolio metrics related to our SBA Originations, Acquisitions and Servicing segment:

SBA Originations, Acquisitions, & Servicing- Segment Snapshot

Portfolio Metrics (Balance Sheet)	Q3 2018		Q4 2018		Q1 2019		Q2 2019		Q3 2019	
Number of loans		1,976		1,931		1,876		1,902		1,875
Unpaid Principal Balance (2)	$	481	$	467	$	262	$	270	$	278
Carrying Value (2)	$	434	$	424	$	221	$	230	$	240
Weighted Average LTV		79%		79%		82%		87%		88%
Weighted Average Coupon		6.6%		7.0%		7.4%		7.4%		7.4%
Weighted Average Maturity		14 years		14 years		15 years		16 years		16 years
Weighted Average Principal Balance (2)	$	0.2	$	0.2	$	0.1	$	0.1	$	0.1
Percentage of loans fixed / floating		1% / 99%		1% / 99%		1% / 99%		1% / 99%		1% / 99%
Percentage of loans 30+ days delinquent		4.1%		7.0%		9.1%		6.5%		6.0%

Current Quarter Highlights

- **$29.3 million of SBA secondary market loans sales, with an average sale premium of 11.0%**
- **Originations of $48.2 million(1)**
- **Origination pipeline of $166.9 million SBA loans, including $27.1 million of October 2019 fundings**

Gross Levered Yield

45.0%
40.0%
35.0%
30.0%
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
11.6%
16.6%
13.9%
17.1%
11.1%
15.0%
17.8%
22.1%
16.7%
22.2%
Q3 '18
Q4 '18
Q1 '19
Q2 '19
Q3 '19
Gross Levered Yield (ex. Gains)(3)
Gains on Loans, held for sale(4)

1) Represents fully committed amounts.
2) $ in millions, as of quarter end.
3) Includes interest income, accretion of discount, and servicing income net of interest expense and amortization of deferred
4) Includes realized and unrealized gains (losses) on loans held for sale and MSR creation.

READY CAPITAL.

Acquired Portfolio

The following table includes certain portfolio metrics related to our Loan Acquisitions segment:

LOAN ACQUISITIONS- SEGMENT SNAPSHOT

Portfolio Metrics[1] (Balance Sheet)	Q3 2018	Q4 2019	Q1 2019	Q2 2019	Q3 2019
Number of loans	949	896	1,018	2,385	2,363
Unpaid Principal Balance [2]	$ 617	$ 573	$ 798	$ 1,075	$ 1,068
Carrying Value [2]	$ 588	$ 548	$ 770	$ 1,055	$ 1,056
Weighted Average LTV	49%	44%	53%	46%	42%
Weighted Average Coupon	6.7%	6.6%	6.7%	6.3%	6.3%
Weighted Average Maturity	8 years	7 years	7 years	10 years	10 years
Weighted Average Principal Balance [2]	$ 0.6	$ 0.6	$ 0.8	$ 0.5	$ 0.5
Percentage of loans fixed / floating	65% / 35%	66% / 34%	61% / 39%	48% / 52%	47% / 53%
Percentage of fixed, match funded [3]	11.4%	51.6%	51.6%	61.0%	44.6%
Percentage of loans performing / non-performing	98% / 2%	98% / 2%	95% / 5%	98% / 2%	98% / 2%

CURRENT QUARTER HIGHLIGHTS

- **Acquired $77.9 million of SBC loans**
- **Acquisition pipeline of $236.8 million SBC loans, including October 2019 acquisitions of $67.3 million**

GROSS LEVERED YIELD

30.0%
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
4.5%
11.9%
7.0%
12.2%
8.4%
13.8%
3.2%
11.3%
1.6%
12.5%
Q3 '18
Q4 '18
Q1 '19
Q2 '19
Q3 '19
Income on joint venture investment
Gross Levered Yield (ex. Gains)

1) Excludes joint venture investments.
2) $ in millions, as of quarter end.
3) Represents fixed rate loans that have been securitized.

READY CAPITAL.

Residential Mortgage Banking

The following table includes certain portfolio metrics related to our Residential Mortgage Banking segment:

Residential Mortgage Banking – Segment Snapshot

	Portfolio Metrics (quarterly activity)	Q3 2018	Q4 2018	Q1 2019	Q2 2019	Q3 2019
Originations	Unpaid principal balance [1]	$ 472.1	$ 369.1	$ 344.4	$ 518.2	$ 656.8
	% of Originations - Purchased	79.6%	76.7%	74.3%	74.0%	60.5%
	% of Originations - Refinanced	20.4%	23.3%	25.7%	26.0%	39.5%
	Channel - % Correspondent	37.0%	38.2%	34.5%	36.4%	33.6%
	Channel - % Retail	42.5%	44.0%	47.2%	45.7%	50.9%
	Channel - % Wholesale	20.5%	17.8%	18.2%	17.9%	15.5%
Sales	Unpaid principal balance [1]	$ 496.1	$ 382.7	$ 326.5	$ 492.1	$ 631.9
	% of UPB - Fannie/ Freddie securitizations	65.6%	62.8%	68.4%	69.7%	69.7%
	% of UPB - Ginnie Mae securitizations	24.3%	25.8%	24.6%	22.4%	25.1%
	% of UPB - Other investors	10.1%	11.5%	7.0%	7.9%	5.2%

Current Quarter Highlights

- **MSR portfolio of approximately $8.0 billion in UPB, up 3% compared to Q2**
  - **Fair market value of $84.6 million**
- **Originations of $656.8 million[2]**
- **Loan sales of $631.9 million**
- **Origination pipeline of $273.8 million in commitments to originate residential agency loans[2]**

MSR Portfolio (UPB in $ Billions)

$8.0
$7.5
$7.0
$6.5
$6.0
$7.3
$7.5
$7.6
$7.8
$8.0

Fair Value ($ mm)	Q3' 18	Q4' 18	Q1' 19	Q2' 19	Q3' 19
	$ 91.7	$ 93.1	$ 88.2	$ 85.7	$ 84.6

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

ORM Merger

On March 29, 2019, we completed the acquisition of ORM, through a merger of ORM with and into a wholly-owned subsidiary of us, in exchange for approximately 12.2 million shares of our common stock. In accordance with the Merger Agreement, the number of shares of our common stock issued was based on an exchange ratio of 1.441 per share. The total purchase price for the merger of $179.3 million consists exclusively of our common stock issued in exchange for shares of ORM common stock and cash paid in lieu of fractional shares of our common stock, and was based on the $14.67 closing price of our common stock on March 29, 2019. Upon the closing of the transaction, our historical stockholders owned approximately 72% of the combined company’s stock, while historical ORM stockholders owned approximately 28% of the combined company’s stock.

The acquisition of ORM increased our equity capitalization, which will support continued growth of our platform and execution of our strategy, and provide us with improved scale, liquidity and capital alternatives, including additional borrowing capacity.  Also, the stockholder base resulting from the acquisition of ORM is expected to enhance the trading volume and liquidity for our stockholders and support a greater level of institutional investor interest in our businesses. The combination of our companies can potentially create cost savings and efficiencies over time resulting from the allocation of operating expenses over a larger portfolio and allow us to potentially harvest significant value from ORM's real property assets

Changes in Financial Condition

The following table compares our consolidated balance sheets as of September 30, 2019 and June 30, 2019 (amounts in thousands):

	September 30,	June 30,	$ Change	% Change
(In Thousands)	2019	2019	Q3'19 vs. Q2'19	Q3'19 vs. Q2'19
Assets
Cash and cash equivalents	$52,727	$41,925	$10,802	25.8%
Restricted cash	45,303	38,019	7,284	19.2
Loans, net (including $20,434 and $20,409 held at fair value)	1,380,359	1,002,676	377,683	37.7
Loans, held for sale, at fair value	203,110	177,507	25,603	14.4
Mortgage backed securities, at fair value	96,181	99,407	(3,226)	(3.2)
Loans eligible for repurchase from Ginnie Mae	71,528	69,101	2,427	3.5
Investment in unconsolidated joint ventures	55,663	47,551	8,112	17.1
Derivative instruments	4,181	3,670	511	13.9
Servicing rights (including $84,638 and $85,658 held at fair value)	114,480	114,761	(281)	(0.2)
Receivable from third parties	705	2,763	(2,058)	(74.5)
Real estate acquired in settlement of loans, held for sale	60,807	65,834	(5,027)	(7.6)
Other assets	76,848	68,399	8,449	12.4
Assets of consolidated VIEs	1,961,127	2,108,710	(147,583)	(7.0)
Total Assets	$4,123,019	$3,840,323	$282,696	7.4%
Liabilities
Secured borrowings	$1,315,534	$988,868	$326,666	33.0%
Securitized debt obligations of consolidated VIEs, net	1,465,539	1,567,113	(101,574)	(6.5)
Convertible notes, net	110,773	110,506	267	0.2
Senior secured notes, net	179,189	179,086	103	0.1
Corporate debt, net	104,441	48,795	55,646	-
Guaranteed loan financing	25,571	28,445	(2,874)	(10.1)
Liabilities for loans eligible for repurchase from Ginnie Mae	71,528	69,101	2,427	3.5
Derivative instruments	11,906	9,032	2,874	31.8
Dividends payable	18,292	18,292	—	0.0
Accounts payable and other accrued liabilities	81,235	73,679	7,556	10.3
Total Liabilities	$3,384,008	$3,092,917	$291,091	9.4%
Stockholders’ Equity
Common stock	$4	$4	$—	0.0%
Additional paid-in capital	720,823	720,812	11	0.0
Retained earnings (Deficit)	9,173	14,914	(5,741)	(38.5)
Accumulated other comprehensive (loss)	(10,253)	(7,703)	(2,550)	-
Total Ready Capital Corporation equity	719,747	728,027	(8,280)	(1.1)%
Non-controlling interests	19,264	19,379	(115)	(0.6)
Total Stockholders’ Equity	$739,011	$747,406	$(8,395)	(1.1)%
Total Liabilities and Stockholders’ Equity	$4,123,019	$3,840,323	$282,696	7.4%

Assets - Comparison of balances at September 30, 2019 to June 30, 2019

Cash and cash equivalents increased $10.8 million, primarily due to the issuance of $57.5 million of corporate debt issued in July 2019. This increase was offset by funding new loan originations, loan acquisitions, and other investment activity.

Loans, net increased by $377.7 million as a result of new loan originations and acquisitions during the quarter.

Loans, held for sale, at fair value, increased by $25.6 million as a result of an increase in loan originations in our residential agency mortage segment.

Investment in unconsolidated joint ventures increased by $8.1 million during the quarter as a result of a $7.7 million joint venture acquired as part of our loan acquisitions business.

Real estate acquired in settlement of loans, held for sale decreased $5.0 million as a result of sales of real estate acquired as part of the ORM merger.

Assets in consolidated VIEs decreased by $147.6 million due to pay-downs on existing loans within securitizations.

Liabilities

Secured borrowings associated with our repurchase agreements and credit facilities increased by $326.7 million due to an increased need of shorter-term financings on acquired and originated loans and REO, resulting in increased leverage, particularly on acquired transitional loans.

Securitized debt obligations of consolidated VIEs, net decreased by $101.6 million, as a result of pay-downs on issued securitized debt.

Corporate debt, net increase by $55.6 million as a result of the issuance of $57.5 million of corporate debt in July 2019.

Equity

Total equity attributable to our company decreased by $9.9 million, primarily the result of dividends declared and losses on cash flow hedges.

Selected Balance Sheet Information by Business Segment and Corporate – Other

The following table presents certain selected balance sheet information by each of our four business segments as of September 30, 2019:

(in thousands)	Loan Acquisitions	SBC Originations	SBA Originations, Acquisitions and Servicing	Residential Mortgage Banking	Total
Assets
Loans, net (1) (2)	$1,054,505	$2,039,788	$219,695	$2,869	$3,316,857
Loans, held for sale, at fair value	1,243	30,412	23,863	147,592	203,110
Mortgage backed securities, at fair value	29,443	66,738	-	-	96,181
Servicing rights	-	12,310	17,532	84,638	114,480
Investment in unconsolidated joint ventures	55,663	-	-	-	55,663
Real estate acquired in settlement of loans, held for sale	60,807	-	-	-	60,807

Liabilities
Secured borrowings	$221,942	$868,868	$47,885	$176,839	$1,315,534
Securitized debt obligations of consolidated VIEs	450,739	1,014,800	-	-	1,465,539
Guaranteed loan financing	-	-	25,571	-	25,571
Senior secured notes, net	42,516	129,628	7,045	-	179,189
Corporate debt, net	52,081	52,360	-	-	104,441
Convertible notes, net	54,317	50,858	5,598	-	110,773
(1) Includes Loan assets of consolidated VIEs (2) Excludes allowance for loan losses.

Results of Operations

The following table compares our summarized results of operations for each of our four operating segments for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Interest income
Loan acquisitions	$18,880	$11,946	$6,934	$47,761	$34,602	$13,159
SBC originations	32,354	21,671	10,683	91,182	58,423	32,759
SBA originations, acquisitions and servicing	7,235	9,699	(2,464)	23,468	27,411	(3,943)
Residential mortgage banking	1,254	971	283	3,099	2,859	240
Total interest income	$59,723	$44,287	$15,436	$165,510	$123,295	$42,215
Interest expense
Loan acquisitions	$(11,076)	$(7,755)	$(3,321)	$(29,383)	$(19,853)	$(9,530)
SBC originations	(23,835)	(16,045)	(7,790)	(65,903)	(43,838)	(22,065)
SBA originations, acquisitions and servicing	(2,739)	(4,301)	1,562	(11,529)	(11,892)	363
Residential mortgage banking	(1,740)	(824)	(916)	(4,104)	(2,413)	(1,691)
Total interest expense	$(39,390)	$(28,925)	$(10,465)	$(110,919)	$(77,996)	$(32,923)
Net interest income before provision for loan losses	$20,333	$15,362	$4,971	$54,591	$45,299	$9,292
Provision for loan losses	(693)	(800)	107	(2,559)	(571)	(1,988)
Net interest income after provision for loan losses	$19,640	$14,562	$5,078	$52,032	$44,728	$7,304
Non-interest income
Loan acquisitions	$1,329	$5,925	$(4,596)	$7,090	$14,339	$(7,249)
SBC originations	5,806	7,115	(1,309)	15,052	24,306	(9,254)
SBA originations, acquisitions and servicing	5,513	5,161	352	15,861	16,284	(423)
Residential mortgage banking	27,292	24,560	2,732	60,366	70,864	(10,498)
Corporate - other	44	-	44	30,837	-	30,837
Total non-interest income	$39,984	$42,761	$(2,777)	$129,206	$125,793	$3,413
Non-interest expense
Loan acquisitions	$(2,602)	$(2,318)	$(284)	$(6,277)	$(7,713)	$1,436
SBC originations	(6,855)	(6,547)	(308)	(19,022)	(19,682)	660
SBA originations, acquisitions and servicing	(6,062)	(4,655)	(1,407)	(17,854)	(13,844)	(4,010)
Residential mortgage banking	(28,116)	(20,487)	(7,629)	(68,842)	(57,114)	(11,728)
Corporate - other	(6,207)	(4,852)	(1,355)	(23,727)	(16,074)	(7,653)
Total non-interest expense	$(49,842)	$(38,859)	$(10,983)	$(135,722)	$(114,427)	$(21,295)
Net income (loss) before provision for income taxes
Loan acquisitions	$6,437	$7,002	$(565)	$18,420	$20,386	$(1,966)
SBC originations	7,437	6,093	1,344	20,967	19,217	1,750
SBA originations, acquisitions and servicing	3,381	6,001	(2,620)	8,500	18,369	(9,869)
Residential mortgage banking	(1,310)	4,220	(5,530)	(9,481)	14,196	(23,677)
Corporate - other	(6,163)	(4,852)	(1,311)	7,110	(16,074)	23,184
Total net income before provision for income taxes	$9,782	$18,464	$(8,682)	$45,516	$56,094	$(10,578)

Results of Operations – Supplemental Information

Realized and unrealized gains/(losses) on financial instruments are recorded in the unaudited interim consolidated statements of income and classified based on the nature of the underlying asset or liability.

The following table presents the components of realized and unrealized gains / (losses) on financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Realized gains (losses) on financial instruments

Realized gains on loans - Freddie Mac	$1,954	$1,690	$3,817	$5,965
Creation of mortgage servicing rights - Freddie Mac	1,798	1,521	3,745	5,911
Realized gains on loans - SBA	2,098	2,222	8,148	8,787
Creation of mortgage servicing rights - SBA	600	697	2,481	2,502
Net realized gains (losses) - all other	927	816	2,723	4,631
Net realized gain on financial instruments	$7,377	$6,946	$20,914	$27,796
Unrealized gains (losses) on financial instruments
Unrealized gain (loss) on loans - Freddie Mac	$(64)	$(736)	$234	$(741)
Unrealized gain (loss) on loans - SBA	772	611	267	325
Unrealized gain (loss) on residential mortgage servicing rights, at fair value	(7,582)	2,317	(21,050)	7,503
Net unrealized gains (losses) - all other	(1,007)	6,308	(1,250)	8,877
Net unrealized gain (loss) on financial instruments	$(7,881)	$8,500	$(21,799)	$15,964

Loan Acquisition Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2019	2018	$ Change	2019	2018	$ Change
Interest income	$18,880	$11,946	$6,934	$47,761	$34,602	$13,159
Interest expense	(11,076)	(7,755)	(3,321)	(29,383)	(19,853)	(9,530)
Net interest income before provision for loan losses	$7,804	$4,191	$3,613	$18,378	$14,749	$3,629
Provision for loan losses	(94)	(796)	702	(771)	(989)	218
Net interest income after provision for loan losses	$7,710	$3,395	$4,315	$17,607	$13,760	3,847
Non-interest income	1,329	5,925	(4,596)	7,090	14,339	(7,249)
Non-interest expense	(2,602)	(2,318)	(284)	(6,277)	(7,713)	1,436
Total non-interest income (expense)	$(1,273)	$3,607	$(4,880)	$813	$6,626	$(5,813)
Net income before provision for income taxes	$6,437	$7,002	$(565)	$18,420	$20,386	$(1,966)

Interest income

Interest income of $18.9 million for the quarter ended September 30, 2019 in our loan acquisitions segment represented an increase of $6.9 million from the prior year quarter, primarily driven by the re-investment of capital into acquired loans throughout the later half of 2018 and the beginning of 2019. As of September 30, 2019, the carrying value of the acquired loan portfolio was $1.1 billion, compared to $588.0 million as of September 30, 2018.

Interest income of $47.8 million in the nine months ended September 30, 2019 represented an increase of $13.2 million from the prior year period, primarily driven by the re-investment of capital into acquired loans throughout the later half of 2018 and the beginning of 2019, as noted above.

Interest expense

Interest expense of $11.1 million for the quarter ended September 30, 2019 in our loan acquisitions segment represented an increase of $3.3 million from the prior year quarter, reflecting an increase in borrowing needs, as a result of deploying capital back into the acquired loan business and a higher average carrying value of the acquired loan portfolio, as noted above.

Interest expense of $29.4 million in the nine months ended September 30, 2019 represented an increase of $9.5 million from the prior year period primarily reflecting an increase in borrowing needs, as a result of deploying capital back into to acquired loan business and a higher carrying value of the acquired loan portfolio, as noted above.

Provision for loan losses

Provision for loan losses of $0.1 million for the quarter ended September 30, 2019 in our loan acquisitions segment represented a reduction of $0.7 million from the prior year quarter, reflecting a decrease in the carrying value of our PCI loan portfolio.

Provision for loan losses of $0.8 million for the nine months ended September 30, 2019 in our loan acquisitions segment represented a reduction of $0.2 million from the prior year period, reflecting a decrease in the carrying value of our PCI loan portfolio.

Non-interest income

Non-interest income of $1.3 million for the quarter ended September 30, 2019 in our loan acquisitions segment represented an decrease of $4.6 million from the prior year quarter, primarily driven by a decrease in income generated on our unconsolidated joint ventures of $1.1 million and a decrease in gains on derivatives of $3.1 million.

Non-interest income of $7.1 million for the nine months ended September 30, 2019 in our loan acquisitions segment represented a decrease of $7.2 million, primarily driven by a decrease in income generated on our unconsolidated joint ventures of $3.4 million and a decrease in gains on derivatives of $4.6 million.

Non-interest expense

Non-interest expense of $2.6 million for the quarter ended September 30, 2019 in our loan acquisitions segment represented a decrease of $0.3 million from the prior year quarter ended September 30, 2018, primarily reflecting a reduction in general operating expenses of $0.3 million.

Non-interest expense of $6.3 million for the nine months ended September 30, 2019 in our loan acquisitions segment represented an decrease of $1.4 million from the prior year period ended September 30, 2018, primarily reflecting a reduction in general operating expenses of $1.1 million, a reduction in professional fee expenses of $0.5 million, a reduction in employee compensation expense of $0.4 million, partially offset by an increase in loan servicing expense of $0.5 million.

SBC Originations Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2019	2018	$ Change	2019	2018	$ Change
Interest income	$32,354	$21,671	$10,683	$91,182	$58,423	$32,759
Interest expense	(23,835)	(16,045)	(7,790)	(65,903)	(43,838)	(22,065)
Net interest income before provision for loan losses	$8,519	$5,626	$2,893	$25,279	$14,585	$10,694
Recoveries of loan losses	(33)	(101)	68	(342)	8	(350)
Net interest income after provision for loan losses	$8,486	$5,525	$2,961	$24,937	$14,593	10,344
Non-interest income	5,806	7,115	(1,309)	15,052	24,306	(9,254)
Non-interest expense	(6,855)	(6,547)	(308)	(19,022)	(19,682)	660
Total non-interest income (expense)	$(1,049)	$568	$(1,617)	$(3,970)	$4,624	$(8,594)
Net income before provision for income taxes	$7,437	$6,093	$1,344	$20,967	$19,217	$1,750

Interest income

Interest income of $32.3 million for the quarter ended September 30, 2019 in our SBC originations segment represented an increase of $10.7 million from the prior year quarter primarily reflecting an increase in SBC loan originations, resulting in higher average loan balances. Originated transitional loans contributed $20.2 million in interest income during the quarter ended September 30, 2019, representing a $6.9 million increase from the quarter ended September 30, 2018. Originated SBC loans contributed $10.5 million in interest income during the quarter ended September 30, 2019, representing a $4.1 million increase from the quarter ended September 30, 2018.

Interest income of $91.2 million in the nine months ended September 30, 2019 represented an increase of $32.8 million from the prior year period primarily reflecting an increase in SBC loan originations, resulting in higher average loan balances. Originated transitional loans contributed $51.4 million in interest income during the current year period ended September 30, 2019, representing a $18.8 million increase from the prior year period ended September 30, 2018. Originated SBC loans contributed $34.7 million in interest income during the current year period ended September 30, 2018, representing a $15.8 million increase from the prior year period ended September 30, 2018.

Interest expense

Interest expense of $23.8 million in our SBC originations segment represented an increase of $7.8 million from the prior year quarter ended September 30, 2018, primarily reflecting an increase in borrowing activities under our shorter-term secured borrowings and borrowings under our senior secured notes and convertible notes allocated to the SBC originations segment, due to the need to finance a greater number of loan originations and higher average carrying value.

Interest expense of $65.9 million in the nine months ended September 30, 2019 represented an increase of $22.1 million from the prior year period primarily reflecting an increase in borrowing activities under secured short-term borrowings due to the need to finance a greater number of loan originations during 2019.

Non-interest income

Non-interest income of $5.8 million for the quarter ended September 30, 2019 in our SBC originations segment represented a decrease of $1.3 million from the prior quarter ended September 30, 2018 primarily reflecting a reduction in realized and unrealized gains on derivatives.

Non-interest income of $15.1 million for the nine months ended September 30, 2019 in our SBC originations segment represented a decrease of $9.3 million from the prior year period ended September 30, 2018 primarily reflecting a decrease in realized gains on Freddie Mac loans of $2.1 million and a reduction in realized and unrealized gains on derivatives.

Non-interest expense

Non-interest expense of $6.9 million for the quarter ended September 30, 2019 in our SBC originations segment represented a increase of $0.3 million from the prior year quarter ended September 30, 2018, primarily reflecting an increase in general operating expenses of $0.5 million, an increase in employee compensation expense of $0.5 million, partially offset by a decrease in servicing expense of $0.6 million.

Non-interest expense of $19.0 million in the nine months ended September 30, 2019 in our SBC originations segment represented a decrease of $0.7 million from the prior year period primarily reflecting decrease in general operating expenses of $1.1 million, a decrease in employee compensation expense of $0.7 million, partially offset by a decrease in servicing expense of $1.1 million.

SBA Originations, Acquisitions and Servicing Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2019	2018	$ Change	2019	2018	$ Change
Interest income	$7,235	$9,699	$(2,464)	$23,468	$27,411	$(3,943)
Interest expense	(2,739)	(4,301)	1,562	(11,529)	(11,892)	363
Net interest income before provision for loan losses	$4,496	$5,398	$(902)	$11,939	$15,519	$(3,580)
Provision for loan losses	(566)	97	(663)	(1,446)	410	(1,856)
Net interest income after provision for loan losses	$3,930	$5,495	$(1,565)	$10,493	$15,929	(5,436)
Non-interest income	5,513	5,161	352	15,861	16,284	(423)
Non-interest expense	(6,062)	(4,655)	(1,407)	(17,854)	(13,844)	(4,010)
Total non-interest income (expense)	$(549)	$506	$(1,055)	$(1,993)	$2,440	$(4,433)
Net income before provision for income taxes	$3,381	$6,001	$(2,620)	$8,500	$18,369	$(9,869)

Interest income

Interest income of $7.2 million for the quarter ended September 30, 2019 in our SBA originations, acquisitions, and servicing segment represented a decrease of $2.5 million from the prior year quarter ended September 30, 2018 due to a reduction of interest income generated on our acquired SBA 7(a) loan portfolio as we have shifted capital to new SBA loan originations. Although our SBA loan originations increased compared to the prior year quarter, this did not result in a direct, proportional increase in interest income, but rather, resulted in a realized gain on the sale of the SBA loan and an increase in servicing income, as we typically sell a 75% pro-rata interest in the loan at a premium, while retaining 25%, and also retain the servicing rights on the loan. Thus, the reduction in interest income is partially offset by an increase in realized gains on sales of SBA loans and an increase in originated SBA loans servicing income, discussed further below.

Interest income of $23.5 million in the nine months ended September 30, 2019 represented a decrease of $3.9 million from the prior year period primarily due to a reduction of interest income generated on our acquired SBA 7(a) loan portfolio due to the factors noted above. The reduction in interest income is partially offset by an increase in realized gains on sales of SBA loans and an increase in servicing income, discussed further below.

Interest expense

Interest expense of $2.7 million for the quarter ended September 30, 2019 in our SBA originations, acquisitions, and servicing segment represented a decrease of $1.6 million from the prior year quarter ended September 30, 2018 primarily reflecting a reduction in borrowing activities under secured borrowings and guaranteed loan financing due to the reduced need to finance acquired SBA 7(a) loans on our balance sheet and originated SBA 7(a) loans, due to sales of the 75% pro-rata interest of these loans, while only 25% is retained on our consolidated balance sheet.

Interest expense of $11.5 million for the nine months ended September 30, 2019 in our SBA originations, acquisitions, and servicing segment represented a decrease of $0.4 million from the prior year period ended September 30, 2018 primarily reflecting a one-time $1.9 million increase in interest expense relating to the acceleration of deferred financing costs relating to the early pay-off of the RCLSBL 2015-1 securitization. This was partially offset by a reduction in borrowing activities under secured borrowings and guaranteed loan financing due to the reduced need to finance acquired SBA 7(a) loans on our balance sheet and originated SBA 7(a) loans, due to sales of the 75% pro-rata interest of these loans, while only 25% is retained on our consolidated balance sheet.

Non-interest income

Non-interest income of $5.5 million for the quarter ended September 30, 2019 in our SBA originations, acquisitions, and servicing segment represented an increase of $0.4 million from the prior year quarter ended September 30, 2018 primarily reflecting an increase in realized gains on sales of SBA loans.

Non-interest income of $15.9 million for the nine months ended September 30, 2019 represented a decrease of $0.4 million from the prior year period, primarily reflecting an increase in realized gains on sales of SBA loans.

Non-interest expense

Non-interest expense of $6.1 million for the quarter ended September 30, 2019 in our SBA originations, acquisitions, and servicing segment represented an increase of $1.4 million compared to the prior year quarter ended September 30, 2018, reflecting an increase in employee compensation expense of $0.9 million and an increase in other operating expenses of $0.6 million.

Non-interest expense of $17.9 million in the nine months ended September 30, 2019 in our SBA originations, acquisitions, and servicing segment represented an increase $4.0 million from the prior year period ended September 30, 2018, reflecting an increase in employee compensation expense of $2.7 million and an increase in other operating expenses of $1.3 million.

Residential Mortgage Banking Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2019	2018	$ Change	2019	2018	2018	$ Change
Interest income	$1,254	$971	$283	$3,099	$2,859		$240
Interest expense	(1,740)	(824)	(916)	(4,104)	(2,413)		(1,691)
Net interest income before provision for loan losses	$(486)	$147	$(633)	$(1,005)	$446		$(1,451)
Provision for loan losses	-	-	-	-	-		-
Net interest income after provision for loan losses	$(486)	$147	$(633)	$(1,005)	$446		(1,451)
Non-interest income	27,292	24,560	2,732	60,366	70,864		(10,498)
Non-interest expense	(28,116)	(20,487)	(7,629)	(68,842)	(57,114)		(11,728)
Total non-interest income (expense)	$(824)	$4,073	$(4,897)	$(8,476)	$13,750		$(22,226)
Net income before provision for income taxes	$(1,310)	$4,220	$(5,530)	$(9,481)	$14,196		$(23,677)

Interest income

Interest income of $1.3 million in our residential mortgage banking segment for the quarter ended September 30, 2019 represented an increase of $0.3 million from the prior year quarter ended September 30, 2018, reflecting an increase in overall loan originations and balance sheet carrying values of loans during the quarter ended September 30, 2019.

Interest income of $3.1 million in our residential mortgage banking segment for the period ended September 30, 2019 represented an increase of $0.3 million from the prior year quarter ended September 30, 2018, reflecting an increase in overall loan originations and balance sheet carrying values of loans during the quarter ended September 30, 2019.

Interest expense

Interest expense of $1.7 million in our residential mortgage banking segment for the quarter ended September 30, 2019 represented an increase of $0.9 million from the prior year quarter ended September 30, 2018, primarily reflecting borrowing costs on a greater number of originated loans.

Interest expense of $4.1 million in our residential mortgage banking segment for the period ended September 30, 2019 represented an increase of $1.7 million from the prior year quarter ended September 30, 2018, primarily reflecting borrowing costs on a greater number of originated loans.

Non-interest income

Non-interest income of $27.3 million in our residential mortgage banking segment for the quarter ended September 30, 2019 represented an increase of $2.7 million from the prior year quarter ended September 30, 2018 primarily reflecting an an increase in revenue on residential mortgage banking activities of $12.0 million as a result of an increase in loan originations in the current year. This was offset by unrealized losses on residential MSRs of $7.6 million during the quarter ended September 30, 2019 compared to $2.3 million of unrealized gains during the quarter ended September 30, 2018.

Non-interest income of $60.4 million in our residential mortgage banking segment for the nine months ended September 30, 2019 represented a decrease of $10.5 million from the nine months ended September 30, 2018 primarily reflecting unrealized losses on residential MSRs of $21.0 million during the nine months ended September 30, 2019 compared to unrealized gains of $7.5 million of unrealized gains during the nine months ended September 30, 2018. This was partially offset by an increase in revenue on residential mortgage banking activities of $16.3 million as a result of an increase in loan originations in the current year.

Non-interest expense

Non-interest expense of $28.1 million in our residential mortgage banking segment for the quarter ended September 30, 2019 represented an increase of $7.6 million from the prior year quarter ended September 30, 2018, primarily reflecting an increase in variable expenses on residential mortgage banking activities of $6.0 million, partially offset by a decrease in employee compensation of $3.1 million.

Non-interest expense of $68.8 million in our residential mortgage banking segment for the nine months ended September 30, 2019 represented an increase of $11.7 million from the prior year nine months ended September 30, 2018, primarily reflecting an increase in variable expenses on residential mortgage banking activities of $21.9 million, partially offset by a decrease in employee compensation of $8.9 million.

Corporate- Other

Non-interest income

Non-interest income of $30.8 million in our Corporate – Other segment for the nine months ended September 30, 2019 represented a bargain purchase gain associated with the ORM merger.

Non-interest expense

Non-interest expense of $6.2 million for the quarter ended September 30, 2019 increased $1.3 million from the prior year quarter ended September 30, 2018 as a result of a merger related expenses of $0.6 million and an increase in management fees on a larger equity base.

Non-interest expense of $23.7 million for the nine months ended September 30, 2019 increased $7.7 million from the prior year period ended September 30, 2018 as a result of a merger related expenses of $6.1 million and an increase in management fees on a larger equity base.

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

The following table presents our summarized consolidated results of operations and reconciliation to Core Earnings:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Net Income	$12,427	$17,569	$(5,142)	$54,120	$51,971	$2,149
Reconciling items:
Unrealized loss on mortgage-backed securities	85	(10)	95	205	155	50
Unrealized loss on mortgage servicing rights	7,582	(1,969)	9,551	21,049	(6,377)	27,426
Gain on bargain purchase	-	-	-	(30,728)	-	(30,728)
Merger transaction costs	51	-	51	6,121	-	6,121
Non-recurring expenses	-	-	-	793	-	793
Total reconciling items	$7,718	$(1,979)	$9,697	$(2,560)	$(6,222)	$3,662
Income tax adjustments	(1,896)	495	(2,391)	(5,263)	1,606	(6,869)
Core earnings	$18,249	$16,085	$2,164	$46,297	$47,355	$(1,058)

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Consolidated Net Income decreased by $5.2 million, from $17.6 million during the three months ended September 30, 2018 to $12.4 million during the three months ended September 30, 2019. Core Earnings increased by $2.2 million, from $16.1 million during the three months ended September 30, 2018 to $18.2 million during the three months ended September 30, 2019.

The decrease in Consolidated Net Income was the result of unrealized losses of $7.6 million on residential MSRs carried at fair value, offset by an increase in interest income and other non-interest income from loan origination and servicing activities.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Consolidated Net Income increased by $2.1 million, from $52.0 million during the nine months ended September 30, 2018 to $54.1 million during the nine months ended September 30, 2019. Core Earnings decreased by $1.1 million, from $47.4 million during the nine months ended September 30, 2018 to $46.3 million during the nine months ended September 30, 2019.

The increase in Consolidated Net Income was the result of a bargain purchase gain of $30.7 million, partially offset by merger related expenses of $6.1 million and unrealized losses of $21.0 million on residential MSRs carried at fair value. Core earnings decreased by $1.1 million as a result of a reduction in income generated by our joint venture investments of $3.4 million, a reduction in gains on sales of Freddie Mac loans of $4.3 million, a reduction in gains on sales of SBA loans of $0.7 million, partially offset by an increase in net interest margin of $9.3 million.

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

Cash flow activity

The following table provides a summary of the net change in our cash and cash equivalents and restricted cash:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Cash flows provided by (used in) operating activities	$(7,063)	$76,982	$(64,870)	$135,203

Cash flows provided by (used in) investing activities	$(245,446)	$(189,313)	$(920,245)	$(467,480)
Cash flows provided by (used in) financing activities	$255,607	$58,099	$995,283	$316,075

Net increase in cash and cash equivalents and restricted cash	$3,098	$(54,232)	$10,168	$(16,202)

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

Cash, cash equivalents, and restricted cash increased by $3.1 million during the current quarter ended September 30, 2019, reflecting:

•	Net cash used in operating activities of $7.1 million for the current quarter related primarily to:
-	Cash inflows from proceeds on sales and pay-downs on loans, held-for-sale, at fair value of $802.4 million, offset by cash outflows on originations and purchases of new loans of $805.1 million.

•	Net cash used in investing activities of $245.4 million for the current quarter related primarily to:
-

Cash outflows of $418.7 million relating to originations and purchases of loans, held at fair value and held-for-investment loans, offset by cash inflows relating to repayments of loans, held at fair value and held-for-investment of $170.6 million and sales and repayments of MBS of $4.3 million.

•	Net cash provided by financing activities of $255.6 million for the current quarter related primarily to:
-	Net proceeds from secured borrowings of $327.0 million, proceeds from the issuance of corporate debt of $57.5 million, offset by net repayments of securitized debt of $103.7 million.

Cash, cash equivalents, and restricted cash decreased by $54.2 million during the previous year’s quarter ended September 30, 2018, reflecting:

•	Net cash provided by operating activities of $77.0 million for the previous year quarter related primarily to:
-	Cash inflows from proceeds on sales and pay-downs on loans, held-for-sale, at fair value of $670.9 million, offset by cash outflows on originations and purchases of new loans of $590.3 million.

•	Net cash used in investing activities of $189.3 million for the previous year quarter related primarily to:
-

Cash outflows of $301.6 million relating to originations and purchases of loans, held at fair value and held-for-investment loans, $56.9 million relating to purchases of MBS, partially offset by cash inflows relating to repayments of loans, held at fair value and held-for-investment of $150.2 million and $17.8 million on sales or repayments of MBS.

•	Net cash provided by financing activities of $58.1 million for the current quarter related primarily to:
-	Net proceeds from secured borrowings of $138.2 million, offset by net repayments of securitized debt of $70.7 million.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Cash and cash equivalents increased by $10.2 million during the nine months ended September 30, 2019, reflecting:

•	Net cash used in operating activities of $64.9 million related primarily to:
-

Cash outflows on originations and purchases of new loans, held-for-sale, at fair value of $1,889.8 million and other general changes to operating assets and liabilities of $7.8 million, partially offset by cash inflows on sales and pay-downs of loans of $1,859.5 million.

•	Net cash used in investing activities of $920.2 million related primarily to:
-

Cash outflows of $1,488.1 million relating to originations and purchases of loans, held-for-investment, purchases of MBS of $9.6 million, partially offset by cash inflows relating to repayments of loans, held at fair value and held-for-investment of $550.2 million and sales and repayments of MBS of $9.7 million.

•	Net cash provided by financing activities of $995.3 million related primarily to:
-	Net proceeds from securitized debt obligations of $564.1 million and secured borrowings of $469.4 million.

Cash and cash equivalents decreased by $16.2 million during the nine months ended September 30, 2018, reflecting:

•	Net cash provided by operating activities of $135.2 million related primarily to:
-

Cash inflows from proceeds on sales and pay-downs on loans, held-for-sale, at fair value of $2,056.3 million, partially offset by cash outflows on originations and purchases of new loans of $1,901.3 million.

•	Net cash used in investing activities of $467.5 million related primarily to:
-

Cash outflows of $1,056.3 million relating to originations and purchases of loans and cash outflows of $67.3 million relating to purchases of MBS, offset by cash inflows relating to repayments of loans of $621.0 million and pay-downs on MBS of $22.3 million.

•	Net cash provided by financing activities of $316.1 million related primarily to:
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

Collateralized Borrowings Under Repurchase Agreements

The following table presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase agreements during the quarter and the highest balance of any month end during the quarter (dollars in thousands):

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q1 2017	$632,951	$616,902	$632,951
Q2 2017	520,169	576,560	520,169
Q3 2017	320,371	420,270	433,183
Q4 2017	382,612	351,492	382,612
Q1 2018	446,663	414,638	446,663
Q2 2018	443,263	444,963	447,751
Q3 2018	610,251	526,757	610,251
Q4 2018	635,233	622,742	635,233
Q1 2019	597,963	604,107	635,233
Q2 2019	612,383	605,173	612,383
Q3 2019	876,163	744,273	876,163

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

Securitization Activity

Our Manager’s extensive experience in loan acquisition, origination, servicing and securitization strategies has enabled us to complete several securitizations of SBC and SBA loan assets since January 2011. These securitizations allow us to match fund the SBC and SBA loans on a long-term, non-recourse basis. Four of these securitizations, including Waterfall Victoria Mortgage Trust 2011-1 (“SBC-1”), Waterfall Victoria Mortgage Trust 2011-3 (“SBC-3”), Sutherland

Commercial Mortgage Trust 2015-4 (“SBC-4”), and Sutherland Commercial Mortgage Trust 2018 (“SBC-7”) are trusts, whose debt is collateralized by non-performing and re-performing acquired SBC loans and Waterfall Victoria Mortgage Trust 2011-2 (“SBC-2”), Sutherland Commercial Mortgage Trust 2017 (“SBC-6”), and Sutherland Commercial Mortgage Trust 2019 (“SBC-8”)  are real estate mortgage investment conduits (“REMIC”) whose debt is collateralized by performing acquired SBC loans. We have completed five securitizations of newly originated SBC loans, each a REMIC, including ReadyCap Commercial Mortgage Trust 2014-1 (“RCMT 2014-1”), ReadyCap Commercial Mortgage Trust 2015-2 (“RCMT 2015-2”), ReadyCap Commercial Mortgage Trust 2016-3 (“RCMT 2016-3”), ReadyCap Commercial Mortgage Trust 2018-4 (“RCMT 2018-4”), and Ready Capital Mortgage Trust 2019-5 (“RCMT 2019-5”). We also completed Ready Capital Mortgage Financing 2017 (“RCMF 2017-FL1”), Ready Capital Mortgage Financing 2018 – FL2 (“RCMF 2018-FL2”), and Ready Capital Mortgage Financing 2019 – FL3 (“RCMF 2019-FL3”), securitizations whose debt is collateralized by originated transitional loans, and ReadyCap Lending Small Business Trust 2015-1 (“RCLSBL 2015-1”), a securitization collateralized by SBA Section 7(a) Program loans.

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

Deutsche Bank Loan Repurchase Facility

Our subsidiaries, ReadyCap Commercial, LLC (“ReadyCap Commercial”), Sutherland Asset I, LLC (“Sutherland Asset I”), and Sutherland Warehouse Trust II, LLC (“Sutherland Warehouse Trust II”) renewed their master repurchase agreement on February 14, 2018, pursuant to which ReadyCap Commercial, Sutherland Asset I and Sutherland Warehouse Trust II may be advanced an aggregate principal amount of up to $300 million on originated mortgage loans (the “DB Loan Repurchase Facility”). As of September 30, 2019, we had $298.6 million outstanding under the DB Loan Repurchase Facility. The DB Loan Repurchase Facility is used to finance SBC loans, and the interest rate is LIBOR plus a spread, which varies depending on the type and age of the loan. The DB Loan Repurchase Facility has been extended through February 2020 and our subsidiaries have an option to extend the DB Loan Repurchase Facility for an additional year, subject to certain conditions. ReadyCap Commercial’s, Sutherland Asset I’s, and Sutherland Warehouse Trust II’s obligations are fully guaranteed by us.

The eligible assets for the DB Loan Repurchase Facility are loans secured by a first mortgage lien on commercial properties subject to certain eligibility criteria, such as property type, geographical location, LTV ratios, debt yield and debt service coverage ratios. The principal amount paid by the bank for each mortgage loan is based on a percentage of the lesser of the mortgaged property value or the principal balance of such mortgage loan. ReadyCap Commercial, Sutherland Asset I, and Sutherland Warehouse Trust II paid the bank an up-front fee and are also required to pay the bank availability fees, and a minimum utilization fee for the DB Loan Repurchase Facility, as well as certain other administrative costs and expenses. The DB Loan Repurchase Facility also includes financial maintenance covenants, which include (i) an adjusted tangible net worth that does not decline by more than 25% in a quarter, 35% in a year or 50% from the highest adjusted tangible net worth, (ii) a minimum liquidity amount of the greater of (a) $5 million and (b) 3% of the sum of any outstanding recourse indebtedness plus the aggregate repurchase price of the mortgage loans on the Repurchase Agreement, (iii) a debt-to-assets ratio no greater than 80% and (iv) a tangible net worth at least equal to the sum of (a) the product of 1/15 and the amount of all non-recourse indebtedness (excluding the aggregate repurchase price) and other securitization indebtedness and (b) the product of 1/3 and the sum of the aggregate repurchase price and all recourse indebtedness.

JPMorgan Loan Repurchase Facility

Our subsidiaries, ReadyCap Warehouse Financing, LLC (“ReadyCap Warehouse Financing”) and Sutherland Warehouse Trust entered into a master repurchase agreement in December 2015, pursuant to which ReadyCap Warehouse Financing and Sutherland Warehouse Trust, may sell, and later repurchase, mortgage loans in an aggregate principal amount of up to $200 million. Our subsidiaries renewed their master repurchase agreement with JPMorgan on December 8, 2017 (the “JPM Loan Repurchase Facility”). As of September 30, 2019, we had $134.0 million outstanding under the JPM Loan Repurchase Facility. The JPM Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is LIBOR plus a spread, which is determined by the lender on an asset-by-asset basis. The JPM Loan Repurchase Facility is committed through December 10, 2020, and ReadyCap Warehouse Financing’s and Sutherland Warehouse Trust’s obligations are fully guaranteed by us.

The eligible assets for the JPM Loan Repurchase Facility are loans secured by first and junior mortgage liens on commercial properties and subject to approval by JPM as the Buyer. The principal amount paid by the bank for each mortgage loan is based on the principal balance of such mortgage loan. ReadyCap Warehouse Financing and Sutherland Warehouse Trust paid the bank a structuring fee and are also required to pay the bank unused fees for the JPM Loan Repurchase Facility, as well as certain other administrative costs and expenses. The JPM Loan Repurchase Facility also includes financial maintenance covenants, which include (i) total stockholders’ equity must not be permitted to be less than the sum of (a) 60% of total stockholders equity as of the closing date of the facility plus (b) 50% of the net proceeds of any equity issuance after the closing date (ii) maximum leverage of 3:1 and (iii) liquidity equal to at least the lesser of (a) 4% of the sum of (without duplication) (1) any outstanding indebtedness plus (2) amounts due under the repurchase agreement and (b) $15.0 million.

Citibank Loan Repurchase Agreement

Our subsidiaries, Waterfall Commercial Depositor, LLC, Sutherland Asset I, LLC, and ReadyCap Commercial, LLC renewed a master repurchase agreement in August 2019 with Citibank, N.A. (the "Citi Loan Repurchase Facility" and, together with the DB Loan Repurchase Facility and the JPM Loan Repurchase Facility, the "Loan Repurchase Facilities"), pursuant to which Waterfall Commercial Depositor and Sutherland Asset I may sell, and later repurchase, a trust certificate (the “Trust Certificate”), representing interests in mortgage loans in an aggregate principal amount of up to $500 million. As of September 30, 2019, we had $225.4 million outstanding under the Citi Loan Repurchase Facility. The Citi Loan Repurchase Facility is used to finance SBC loans, and the interest rate is one month LIBOR plus a spread, depending on asset characteristics. The Citi Loan Repurchase Facility is committed for a period of 364 days, and Waterfall Commercial Depositor’s, Sutherland Asset I’s, and ReadyCap Commercial, LLC’s obligations are fully guaranteed by us.

The eligible assets for the Citi Loan Repurchase Facility are loans secured by a first mortgage lien on commercial properties, which, amongst other things, generally have a UPB of less than $10 million. The principal amount paid by the bank for the Trust Certificate is based on a percentage of the lesser of the market value or the UPB of such mortgage loans backing the Trust Certificate. Waterfall Commercial Depositor, Sutherland Asset I, and ReadyCap Commercial, LLC  are required to pay the bank a commitment fee for the Citi Loan Repurchase Facility, as well as certain other administrative costs and expenses. The Citi Loan Repurchase Facility includes financial maintenance covenants, which include (i) our operating partnership’s net asset value not (A) declining more than 15% in any calendar month, (B) declining more than 25% in any calendar quarter, (C) declining more than 35% in any calendar year, or (D) declining more than 50% from our operating partnership’s highest net asset value set forth in any audited financial statement provided to the bank; (ii) our operating partnership maintaining liquidity in an amount equal to at least 1% of our outstanding indebtedness; and (iii) the ratio of our operating partnership’s total indebtedness (excluding non-recourse liabilities in connection with any securitization transaction) to our net asset value not exceeding 4:1 at any time.

Securities Repurchase Agreements

As of September 30, 2019, we had $218.2 million of secured borrowings related to SBC ABS and pledged Trust Certificates with five counterparties (lenders).

General Statements Regarding Loan and Securites Repurchase Facilities

At September 30, 2019, we had $911.4 million in fair value of Trust Certificates and loans pledged against our borrowings under the Loan Repurchase Facilities and $92.2 million in fair value of SBC ABS and short term investments pledged against our securities repurchase agreement borrowings.

Under the Loan Repurchase Facilities and securities repurchase agreements, we may be required to pledge additional assets to our counterparties in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional assets or cash. Generally, the Loan Repurchase Facilities and securities repurchase agreements contain a LIBOR-based financing rate, term and haircuts depending on the types of collateral and the counterparties involved. Further, at September 30, 2019, the average haircut provisions associated with our repurchase agreements was 33.0% for pledged Trust Certificates and loans, and 26.0% and 30.9% for pledged SBC ABS and short-term investments, respectively.

If the estimated fair values of the assets increase due to changes in market interest rates or other market factors, lenders may release collateral back to us. Margin calls may result from a decline in the value of the investments securing the Loan Repurchase Facilities and securities repurchase agreements, prepayments on the loans securing such investments and from changes in the estimated fair value of such investments generally due to principal reduction of such investments from scheduled amortization and resulting from changes in market interest rates and other market factors. Counterparties also may choose to increase haircuts based on credit evaluations of our Company and/or the performance of the assets in question. Historically, disruptions in the financial and credit markets have resulted in increased volatility in these levels, and this volatility could persist as market conditions continue to change. Should prepayment speeds on the mortgages underlying our investments or market interest rates suddenly increase, margin calls on the Loan Repurchase Facilities and securities repurchase agreements could result, causing an adverse change in our liquidity position. To date, we have satisfied all of our margin calls and have never sold assets in response to any margin call under these borrowings.

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

JPMorgan Credit Facility

We renewed our master loan and security agreement with JPMorgan in June 2018 providing for a credit facility of up to $250 million. As of September 30, 2019, we had $170.5 million outstanding under this credit facility. The credit facility is structured as a secured loan facility in which ReadyCap Lending and Sutherland 2016‑1 JPM Grantor Trust act as borrowers. Under this facility, ReadyCap and Sutherland 2016-1 JPM Grantor Trust pledge loans guaranteed by the SBA under the SBA Section 7(a) Loan Program, SBA 504 loans and other loans which were part of the CIT loan acquisition. We act as a guarantor under this facility. The agreement contains financial maintenance covenants, which include (i) total stockholders’ equity must not be permitted to be less than the sum of (a) 60% of total stockholders equity as of the closing date of the facility plus (b) 50% of the net proceeds of any equity issuance after the closing date (ii) maximum leverage of 3:1 and (iii) liquidity equal to at least the lesser of (a) 4% of the sum of (without duplication) (1) any outstanding indebtedness plus (2) amounts due under the repurchase agreement and (b) $25,000,000. The amended terms have an interest rate based on loan type ranging from one month LIBOR (reset daily), plus a spread. The term of the facility is one year, with an option to extend for an additional year.

At September 30, 2019, we had a leverage ratio of 2.3x on a recourse debt-to-equity basis.

We maintain certain assets, which, from time to time, may include cash, unpledged SBC loans, SBC ABS and short term investments (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by our counterparties, or collectively, the “Cushion”, to meet routine margin calls and protect against unforeseen reductions in our borrowing capabilities. Our ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of our investments, our cash position and margin requirements. Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs. At September 30, 2019, we were in compliance with all debt covenants.

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

Other credit facilities

GMFS funds its origination platform through warehouse lines of credit with five counterparties with total borrowings outstanding of $176.8 million at September 30, 2019. GMFS utilizes committed warehouse lines of credit agreements ranging from $40.0 milion to $100.0 million, with expiration dates between November 2019 and September 2023. The lines of credit are collateralized by the underlying mortgages, related documents, and instruments, and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved. These agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. We were in compliance with all significant debt covenants as of September 30, 2019.

ReadyCap Holdings’ 7.50% Senior Secured Notes due 2022

During 2017, ReadyCap Holdings, LLC, a subsidiary of the Company, issued $140.0 million in 7.50% Senior Secured Notes due 2022. On January 30, 2018, ReadyCap Holdings, LLC, issued an additional $40.0 million in aggregate principal amount of 7.50% Senior Secured Notes due 2022, which have identical terms (other than issue date and issue price) to the notes issued during 2017 (collectively, “the Senior Secured Notes”). The additional $40.0 million in Senior Secured Notes were priced with a yield to par call date of 6.5%. Payments of the amounts due on the Senior Secured Notes are fully and unconditionally guaranteed by the Company and its subsidiaries: Sutherland Partners, LP, Sutherland Asset I, LLC, and ReadyCap Commercial, LLC. The funds were used to fund new SBC and SBA loan originations and new SBC loan acquisitions.

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

As of September 30, 2019, we were in compliance with all covenants with respect to the Senior Secured Notes.

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

As of September 30, 2019, we were in compliance with all covenants with respect to the Convertible notes.

Corporate Debt

On April 27, 2018, the Company completed the public offer and sale of $50.0 million aggregate principal amount of its 6.50% Senior Notes due 2021 (“Corporate debt” or the “Notes”). The Company issued the Notes under a base indenture, dated August 9, 2017, as supplemented by the second supplemental indenture, dated as of April 27, 2018, between the Company and U.S. Bank National Association, as trustee. The Notes bear interest at a rate of 6.50% per annum, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018. The Notes will mature on April 30, 2021, unless earlier redeemed or repurchased.

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

On July 22, 2019, Ready Capital Corporation (the “Company”) completed the public offer and sale of $57.5 million aggregate principal amount of its 6.20% Senior Notes due 2026 (the “Notes”), which includes $7.5 million aggregate principal amount of the Notes relating to the full exercise of the underwriters’ over-allotment option.  The net proceeds from the sale of the Notes are approximately $55.3 million, after deducting underwriters’ discount and estimated offering expenses.  The Company will contribute the net proceeds to Sutherland Partners, L.P. (the “Operating Partnership”), its operating partnership subsidiary, in exchange for the issuance by the Operating Partnership of a senior unsecured note with terms that are substantially equivalent to the terms of the Notes.  The Operating Partnership intends to use the net proceeds to originate or acquire the Company’s target assets and for general business purposes.

The Notes bear interest at a rate of 6.20% per annum, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, beginning on October 30, 2019.  The Notes will mature on July 30, 2026, unless earlier repurchased or redeemed.

The Company may redeem for cash all or any portion of the Notes, at its option, on or after July 30, 2022 and before July 30, 2025 at a redemption price equal to 101% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.  On or after July 30, 2025, the Company may redeem for cash all or any portion of the Notes, at its option, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.  If the Company undergoes a change of control repurchase event, holders may require it to purchase the Notes, in whole or in part, for cash at a repurchase price equal to 101% of the aggregate principal amount of the Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase, as described in greater detail in the Indenture.

The Notes are the Company’s senior unsecured obligations and will not be guaranteed by any of its subsidiaries, except to the extent described in the Indenture upon the occurrence of certain events.  The Notes rank equal in right of payment to any of the Company’s existing and future unsecured and unsubordinated indebtedness; effectively junior in right of payment to any of its existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness, other liabilities (including trade payables) and (to the extent not held by the Company) preferred stock, if any, of its subsidiaries.

As of September 30, 2019, we were in compliance with all covenants with respect to the Corporate Debt.

Contractual Obligations

Other than the items referenced above, there have been no material changes to our contractual obligations for the three and nine months ended September 30, 2019.  See Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations" in the Company's annual report on Form 10-K for further details.

Off-Balance Sheet Arrangements

As of the date of this quarterly report on Form 10-Q, we had no off-balance sheet arrangements, other than as disclosed.

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

The following table projects the impact on our interest income and expense for the twelve month period following September 30, 2019, assuming an immediate increase or decrease of 25, 50, 75 and 100 basis points in LIBOR:

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans held for investment	$3,980	$7,991	$11,845	$15,321	$(2,486)	$(4,952)	$(7,287)	$(9,441)
Interest rate swap hedges	856	1,711	2,567	3,423	(856)	(1,711)	(2,567)	(3,423)
Total	$4,836	$9,702	$14,410	$18,744	$(3,342)	$(6,663)	$(9,854)	$(12,864)
Liabilities
Recourse debt	$(2,191)	$(4,382)	$(6,573)	$(8,764)	$2,191	$4,382	$6,573	$8,764
Non-recourse debt	(1,304)	(2,607)	(3,911)	(5,215)	1,304	2,607	3,911	5,215
Total	$(3,495)	$(6,989)	$(10,484)	$(13,979)	$3,495	$6,989	$10,484	$13,979
Total Net Impact to Net Interest Income (Expense)	$1,341	$2,713	$3,927	$4,765	$153	$326	$630	$1,115

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

The following table summarizes the Company’s exposure to its repurchase agreements and credit facilities counterparties at September 30, 2019:

(in thousands)	Borrowings under repurchase agreements and credit facilities (1)	Assets pledged on borrowings under repurchase agreements and credit facilities	Net Exposure	Exposure as a Percentage of Total Assets
Total Counterparty Exposure	$ 1,315,534	$ 1,712,348	$ 396,814	9.6%

(1) The exposure reflects the difference between (a) the amount loaned to the Company through repurchase agreements and credit facilities, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets

The following table presents information with respect to any counterparty for repurchase agreements for which our Company had greater than 5% of stockholders’ equity at risk in the aggregate at September 30, 2019:

(in thousands)	Counterparty Rating (1)	Amount of Risk (2)	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
Deutsche Bank AG	BBB / A3	$ 120,674	12	16.3%
Citibank, N.A.	A+ / A1	$ 43,699	3	5.9%
(1) The counterparty rating presented is the long-term issuer credit rating as rated at September 30, 2019 by S&P and Moody’s, respectively.

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

The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2019. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a‑15(f) of the Exchange Act) that occurred during the three or nine months ended September 30, 2019 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Currently, no material legal proceedings are pending or, to our knowledge, threatened against us.

Item 1A. Risk Factors

See the Company's Annual Report on Form 10-K for the year ended December 31, 2018 and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Ready Capital Corporation

Date: November 7, 2019	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board and Chief Executive
(Principal Executive Officer)

Date: November 7, 2019	By:	/s/ Andrew Ahlborn
Andrew Ahlborn
Chief Financial Officer
(Principal Accounting and Financial Officer)