Form 10-K
period 2019-12-31
Ready Capital Corp
filed 2020-03-12
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $471.0 million based on the closing sales price of the registrant’s common stock on June 28, 2019 as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The registrant has 52,027,326 shares of common stock, par value $0.0001 per share, outstanding as of March 5, 2020.

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

Our beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control, including:

•	factors described in this annual report on Form 10‑K, including those set forth under the captions “Risk Factors” and “Business”;

•	applicable regulatory changes;

•	risks associated with acquisitions, including the acquisition of Owens Realty Mortgage, Inc. (“ORM”) and Knight Capital LLC (“Knight Capital”);

•

risks associated with achieving expected revenue synergies, cost savings and other benefits from acquisitions, including the acquisition of ORM and Knight Capital, and the increased scale of our Company;

•	general volatility of the capital markets;

•	changes in our investment objectives and business strategy;

•	the availability, terms and deployment of capital;

•	the availability of suitable investment opportunities;

•

our dependence on our external advisor, Waterfall Asset Management, LLC (“Waterfall” or our “Manager”), and our ability to find a suitable replacement if we or our Manager were to terminate the management agreement we have entered into with our Manager;

•	changes in our assets, interest rates or the general economy;

•	our expectations about the impact of natural disasters and public health epidemics, such as the coronavirus (COVID-19), on our business, results of operations and financial condition;

•	increased rates of default and/or decreased recovery rates on our investments;

•	changes in interest rates, interest rate spreads, the yield curve or prepayment rates; changes in prepayments of our assets;

•	limitations on our business as a result of our qualification as a REIT; and

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

PART I

Item 1. Business.

GENERAL

Overview

We are a multi-strategy real estate finance company that originates, acquires, finances, and services SBC loans, SBA loans, residential mortgage loans, and to a lesser extent, MBS collateralized primarily by SBC loans, or other real estate-related investments. Our loans range in original principal amounts generally up to $35 million and are used by businesses to purchase real estate used in their operations or by investors seeking to acquire small multi-family, office, retail, mixed use or warehouse properties. Our origination and acquisition platforms consist of the following four operating segments:

•

Acquisitions.  We acquire performing and non-performing SBC loans as part of our business strategy. We hold performing SBC loans to term, and we seek to maximize the value of the non-performing SBC loans acquired by us through borrower based resolution strategies. We typically acquire non-performing loans at a discount to their unpaid principal balance (“UPB”) when we believe that resolution of the loans will provide attractive risk-adjusted returns. We also acquire purchased future receivables through our Knight Capital platform.

•

SBC Originations.  We originate SBC loans secured by stabilized or transitional investor properties using multiple loan origination channels through our wholly-owned subsidiary, ReadyCap Commercial, LLC (“ReadyCap Commercial”). These originated loans are generally held-for-investment or placed into securitization structures. Additionally, as part of this segment, we originate and service multi-family loan products under the Federal Home Loan Mortgage Corporation’s Small Balance Loan Program (“Freddie Mac” and the “Freddie Mac program”). These originated loans are held for sale, then sold to Freddie Mac.

•

SBA Originations, Acquisitions and Servicing.  We acquire, originate and service owner-occupied loans guaranteed by the SBA under its Section 7(a) loan program (the “SBA Section 7(a) Program”) through our wholly-owned subsidiary, ReadyCap Lending, LLC (“ReadyCap Lending”). We hold an SBA license as one of only 14 non-bank Small Business Lending Companies (“SBLCs”) and have been granted preferred lender status by the SBA. These originated loans are either held-for-investment, placed into securitization structures, or sold.

•

Residential Mortgage Banking.  We operate our residential mortgage loan origination segment through our wholly-owned subsidiary, GMFS, LLC ("GMFS"). GMFS originates residential mortgage loans eligible to be purchased, guaranteed or insured by the Federal National Mortgage Association (“Fannie Mae”), Freddie Mac, Federal Housing Administration (“FHA”), U.S. Department of Agriculture (“USDA”) and U.S. Department of Veterans Affairs (“VA”) through retail, correspondent and broker channels. These originated loans are then sold to third parties, primarily agency lending programs.

Our objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation. In order to achieve this objective, we continue to grow our investment portfolio and believe that the breadth of our full service real estate finance platform will allow us to adapt to market conditions and deploy capital to asset classes and segments with the most attractive risk-adjusted returns.

We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). So long as we qualify as a REIT, we are generally not subject to U.S. federal income tax on our net taxable income to the extent that we annually distribute all of our net taxable income to stockholders. We are organized in a traditional umbrella partnership REIT (“UpREIT”) format pursuant to which we serve as the general partner of, and conduct substantially all of our business through Sutherland Partners, LP, or our operating partnership. We also intend to operate our business in a manner that will permit us to be excluded from registration as an investment company under the 1940 Act.

Our Manager

We are externally managed and advised by Waterfall, an SEC registered investment adviser. Formed in 2005, Waterfall specializes in acquiring, managing, servicing and financing SBC and residential mortgage loans, as well as asset backed securities (“ABS”) and MBS. Waterfall has extensive experience in performing and non-performing loan acquisition, resolution and financing strategies. Waterfall’s investment committee is chaired by Thomas Capasse and Jack Ross, who serve as our Chief Executive Officer and President, respectively. Messrs. Capasse and Ross, who are co-founders of Waterfall, each have over 30 years of experience in managing and financing a range of financial assets, including having executed the first public securitization of SBC loans in 1993, through a variety of credit and interest rate environments. Messrs. Capasse and Ross have worked together in the same organization for more than 30 years. They are supported by a team of approximately 150 investment and other professionals with extensive experience in commercial mortgage credit underwriting, distressed asset acquisition and financing, SBC loan originations, commercial property valuation, capital deployment, financing strategies and legal and financial matters impacting our business.

We rely on Waterfall’s expertise to establish investment strategies and in identifying loan acquisitions and origination opportunities. Waterfall uses the data and analytics developed through its experience as an owner of SBC loans and in implementing loss mitigation actions to support our origination activities and to develop our loan underwriting standards. Waterfall makes decisions based on a variety of factors, including expected risk-adjusted returns, credit fundamentals, liquidity, availability of financing, borrowing costs and macroeconomic conditions, as well as maintaining our REIT qualification and our exclusion from registration as an investment company under the 1940 Act.

Our Investment Strategy and Market Opportunities Across Our Operating Segments

Our investment strategy is to opportunistically expand our market presence in our acquisition and origination segments and further grow our SBC securitization capabilities which serve as a source of attractively priced, match-term financing.  Capitalizing on our experience in underwriting and managing commercial real estate loans, we have grown our SBC and SBA origination and acquisition capabilities and selectively complimented our SBC strategy with residential agency mortgage originations.  As such, we have become a full-service real estate finance platform and we believe that the breadth of our business allows us to adapt to market conditions and deploy capital in our asset classes with the most attractive risk-adjusted returns.

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

The following table illustrates certain information with respect to our four business segments as of December 31, 2019.

	Acquisitions	SBC	SBA Originations,	Residential Mortgage
		Originations	Acquisitions and	Banking
Servicing
Coordinating Affiliate / Manager	Waterfall, Knight Capital	ReadyCap Commercial	ReadyCap Lending	GMFS
Strategy	SBC loan acquisition, Purchased future receivables	SBC loan origination	SBA loan origination, acquisition and servicing	Residential mortgage origination and servicing
Gross Assets	$1.3 billion	$2.5 billion	$760.0 million	$330.4 million
% Equity Allocation	26.3%	58.8%	8.2%	6.7%
Personnel	307*	95	91	244

*Employees of Waterfall. Includes 150 employees of Knight Capital.

According to the Federal Reserve, the U.S. commercial mortgage market including multi-family residences, and nonfarm, nonresidential mortgages totaled approximately $4.5 trillion as of December 2019.  The commercial mortgage market is largely bifurcated by loan size between “large balance” loans and “small balance” loans.  Large balance commercial loans typically include those loans with original principal balances of at least $40 million and are primarily financed by insurance companies and commercial mortgage backed securities (“CMBS”) conduits.  SBC loans typically include those loans with original principal amounts of between $500,000 and $35 million and are primarily financed by community and regional banks, specialty finance companies and loans guaranteed under the SBA loan programs.

SBC loans are used by small businesses to purchase real estate used in their operations or by investors seeking to acquire small multi-family, office, retail, mixed use or warehouse properties. SBC loans represent a special category of commercial mortgage loans, sharing both commercial and residential mortgage loan characteristics. SBC loans are typically secured by first mortgages on commercial properties or other business assets, but because SBC loans are often correlated to local housing markets and economic environments, aspects of residential mortgage credit analysis are utilized in the underwriting process. Most SBC loans are fully amortizing on a schedule of up to 30 years.

Our investment decisions will depend on prevailing market conditions and may change over time in response to opportunities available in different economic and capital market environments. As a result, we cannot predict the percentage of its equity that will be invested in any particular asset or strategy at any given time.

Our Loan Portfolio

The table below presents a summary of the sourcing of our loan assets as of December 31, 2019 (in thousands):

Loan Type (1)	Segment	UPB	% of Total UPB	Carrying Amount (2)	% of Total Carrying Amount
Acquired loans(3)	Acquisitions	$1,036,083	24.2%	$1,028,450	24.2%
Acquired transitional loans(3)	Acquisitions	74,302	1.7	73,762	1.7
Originated SBC loans	SBC Originations	1,178,713	27.5	1,191,174	28.0
Originated Freddie Mac loans(4)	SBC Originations	21,513	0.5	21,775	0.5
Originated Transitional loans	SBC Originations	1,093,443	25.5	1,084,570	25.5
Acquired SBA 7(a) loans	SBA Originations, Acquisitions and Servicing	336,393	7.8	308,560	7.3
Originated SBA 7(a) loans(4)	SBA Originations, Acquisitions and Servicing	409,808	9.6	405,942	9.5
Originated Residential Agency loans(4)	Residential Mortgage Banking	135,411	3.2	139,902	3.3
Total Loan portfolio		$4,285,666	100.0%	$4,254,135	100.0%

(1) Includes Loan assets of consolidated variable interest entities ("VIEs").
(2) Excludes specific and general allowance for loan losses.
(3) Excludes real estate, held for sale.
(4) Excludes MSR assets.

The charts presented below illustrate additional information related to the geographic concentration, collateral concentration, and lien type of our loan portfolio:

LOAN PORTFOLIO COMPOSITION AS OF DECEMBER 31, 2019[(1)(2)]

Geographic Location

California
17%
Texas
15%
Florida
9%
New York
8%
Illinois
5%
Other
46%

Lien Position

Subordinated
Mortgage
1%
Other
1%
First Mortgage
98%

Collateral Type

SBA
18%
Multi-Family
27%
Retail
17%
Office
13%
Mixed use
10%
Other
15%

SBA Collateral Type

Physicians
Offices
14%
Child Day Care
Services
8%
Lodging
6%
Hotels, Motels &
Tourist Courts
12%
Restaurants
6%
Other
54%

Our Acquisitions Platform

Our acquisitions segment represents our investments in acquired SBC loans and purchased future receivables originated as part of our Knight Capital platform. We hold SBC loans to term, and we seek to maximize the value of the non-performing SBC loans acquired by us through proprietary loan reperformance programs. Where this is not possible, such as in the case of many non-performing loans, we seek to effect property resolution through the use of borrower based resolution alternatives to foreclosure.

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

The following table sets forth certain information as of December 31, 2019 related to our acquired loan portfolio (in thousands):

Contractual Status (1)	UPB	% of Total	Carrying Value (2)	% of Total
Current	$1,043,604	94.0%	$1,037,974	94.4%
30 - 59 days delinquent	42,566	3.8	41,830	3.8
60 - 89 days delinquent	4,338	0.4	4,064	0.4
90 - 179 days delinquent	5,486	0.5	6,287	0.6
180 + days delinquent	10,678	1.0	7,410	0.7
Bankruptcy / Foreclosure	3,713	0.3	1,773	0.2
Total	$1,110,385	100.0%	$1,099,338	100.0%
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

Deal Name	Asset Class	Issuance	Bonds Issued (in $ millions)	Weighted Average Debt Cost
WVMT 2011-SBC1	SBC Acquired Loans - NPL	February 2011	$40.5	7.0%
WVMT 2011-SBC2	SBC Acquired Loans	March 2011	97.7	5.1
WVMT 2011-SBC3	SBC Acquired Loans - NPL	October 2011	143.4	6.4
SCML 2015-SBC4	SBC Acquired Loans - NPL	August 2015	125.4	4.0
SCMT 2017-SBC6	SBC Acquired Loans	August 2017	154.9	3.3
SCMT 2018-SBC7	SBC Acquired Loans	November 2018	217.0	4.7
SCMT 2019-SBC8	SBC Acquired Loans	June 2019	306.5	2.9
Total			$1,085.4	4.3%

In the fourth quarter of 2019, we acquired Knight Capital. Knight is a technology-driven platform that provides working capital to small and medium sized businesses across the U.S. Through this platform, we provide working capital advances to these businesses through the purchase of their future revenues. We enter into a contract with the business whereby we pay the business an upfront amount in return for a specific amount of the business’s future revenue receivables, known as payback amounts. The payback amounts are primarily received through daily payments initiated by automated clearing house transactions.

Our Loan Origination Platforms

We originate SBC loans generally ranging in initial principal amount of between $500,000 and $35 million, and typically with a duration of six years at origination. Our origination platform, which focuses on first mortgage loans, provides conventional SBC mortgage financing for stabilized and transitional SBC properties nationwide through the following programs:

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

•

Freddie Mac loans. Origination of loans ranging from $1 million to $7.5 million secured by multi-family properties through the recently launched Freddie Mac program. We sell qualifying loans to Freddie Mac, which, in turn, sells such loans to securitization structures..

•

SBA loans. Loans secured by real estate, machinery, equipment and inventory that are guaranteed, typically 75% under the SBA Section 7(a) Programs. SBA loans include personal guarantees of the borrower and are typically amortizing and have maturities of seven to twenty-five years.

•

Residential Loans. We are approved to originate and service Fannie Mae, Freddie Mac and Ginnie Mae eligible loans through the residential mortgage loan programs. These include prime, subprime and alternative-A and alternative-B mortgage loans, which may be adjustable-rate, hybrid and/or fixed-rate residential mortgage loans and pay option adjustable rate mortgage loans (“ARMs”).

Our loan origination segments include the following: (i) SBC Originations (ii) SBA Originations and (iii) Residential Mortgage Originations.

SBC Originations

We operate our SBC loan originations segment through ReadyCap Commercial. ReadyCap Commercial is a specialty-finance nationwide originator focused on originating commercial real estate mortgage loans through its conventional, agency multi-family and transitional loan programs. The following table summarizes the loan features of ReadyCap Commercial’s three product types:

	Stabilized Conventional/Agency Commercial Real Estate Lending		Transitional, Value-Add and Event Driven Commercial Real Estate Lending
	Fixed Rate Product	Freddie Mac SBL Product	Transitional Product
Loan Purpose	Purchase, Cash-Out Refinance, Rate & Term Refinance, Transitional Lite	Purchase, Cash-Out Refinance, Rate & Term Refinance	Purchase, Cash-Out Refinance, Rate & Term Refinance, Bridge
Product Highlights	Stabilized Properties, Single-Tenants, Earn-Outs, Transitional-Lite	>= 90% Occupancy	Unstabilized Properties, Earn-outs, Rehab/Renovation, Construction, Lease Roll Issues, Vacancy Issues
Core Property Types	Multi-family, Mixed Use, Retail, Office, Industrial	Multi-family	Multi-family, Mixed Use, Retail, Office, Industrial
Loan Size	$1,000,000 - $35,000,000	$1,000,000 - $7,500,000	$3,500,000 - $45,000,000
Terms	2 - 10 Years	5 - 20 Years	< 5 Years
Amortization	20 - 30 Years	20 - 30 Years	Full Term Interest Only
Leverage	Up to 80% LTV	Up to 80% LTV	Up to 80% LTV
Take Out	Fixed Rate Term Securitization	GSE Wrap Securitization	CRE CLO Securitization
Origination Fees	Par	Par	Up to 1% & Up to 1% Exit Fee

                                     (1) Bonds guaranteed by the GSEs.

Through December 31, 2019, we have originated more than $5.3 billion in SBC loans since Ready Capital’s inception.    The following chart summarizes our annual SBC conventional loan originations since 2016:

As of December 31, 2019, our originated SBC loans held in our portfolio had a UPB of $2.3  billion and a carrying value of approximately $2.3 billion. Our originated SBC loans, substantially all of which are currently classified as performing loans, represented approximately 53.5% of the UPB and 54.1% of the carrying value of our total loan portfolio as of December 31, 2019.

The following table summarizes our originated SBC loan securitization activities:

Deal Name	Asset Class	Issuance	Bonds Issued (in $ millions)	Weighted Average Debt Cost
RCMT 2014-1	SBC Originated Conventional	September 2014	$181.7	3.2%
RCMT 2015-2	SBC Originated Conventional	November 2015	218.8	4.0%
FRESB 2016-SB11	Originated Agency Multi-family	January 2016	110.0	2.8%
FRESB 2016-SB18	Originated Agency Multi-family	July 2016	118.0	2.2%
RCMT 2016-3	SBC Originated Conventional	November 2016	162.1	3.4%
FRESB 2017-SB33	Originated Agency Multi-family	June 2017	197.9	2.6%
RCMF 2017-FL1	SBC Originated Transitional	August 2017	198.8	L + 139 bps
FRESB 2018-SB45	Originated Agency Multi-family	January 2018	362.0	2.8%
RCMT 2018-4	SBC Originated Conventional	March 2018	165.0	3.8%
RCMF 2018-FL2	SBC Originated Transitional	June 2018	217.1	L + 121 bps
FRESB 2018-SB52	Originated Agency Multi-family	September 2018	505.0	2.9%
RCMT 2019-5	SBC Originated Conventional	January 2019	355.8	4.1%
RCMF 2019-FL3	SBC Originated Transitional	April 2019	320.2	L + 133 bps
RCMT 2019-6	SBC Originated Conventional	November 2019	430.7	3.2%
Total			$3,543.1	3.2%

Additionally, ReadyCap Commercial has been approved by Freddie Mac as one of 11 originators and servicers for multi-family loan products under the Freddie Mac program. As of December 31, 2019, ReadyCap Commercial employs 95 people focused on originating and supporting the SBC loan origination business.

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

We expect to continue to source SBC loan originations through the following loan origination channels:

•

Direct and indirect lending relationships.  We will generate loan origination leads directly through our extensive relationships with commercial real estate brokers, bank loan officers and mortgage brokers that refer leads to our loan officers. To a lesser extent, we will also source loan leads through commercial real estate realtors, trusted advisors such as financial planners, lawyers, and certified public accountants (“CPAs”) and through direct-to-the-borrower transactions.

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

Sources:  SBA, Business Development Corporation, Office of the Comptroller of the Currency, Congressional Research Service

Our return on equity related to the SBA 7(a) program is generated through retained yield on the unguaranteed principal balance as well as sale premium and retained servicing on the guaranteed principal balance as displayed by the following:

The following table sets forth certain information as of December 31, 2019 related to our acquired SBA 7(a) loan portfolio (in thousands):

Contractual Status (1)	UPB	% of Total	Carrying Value (2)	% of Total
Current	$721,201	96.7%	$695,810	97.7%
30 - 59 days delinquent	7,064	0.9	6,134	0.9
60 - 89 days delinquent	4,499	0.6	3,752	0.5
90 - 179 days delinquent	1,735	0.2	830	0.1
180 + days delinquent	8,236	1.1	3,407	0.5
Bankruptcy / Foreclosure	3,466	0.5	2,093	0.3
Total	$746,201	100.0%	$712,026	100.0%
(1) Includes loan assets of consolidated VIEs. (2) Excludes specific and general allowance for loan losses.

We have originated more than $589.8 million in SBA loans since our program’s inception in mid-2015 through December 31, 2019. As of December 31, 2019, our originated SBA loans held in our loan portfolio had a UPB of $409.8 million and a carrying value of approximately $405.9 million.

The following table sets forth certain information as of December 31, 2019 related to our sale of originated SBA loans (in thousands):

Quarter	Proceeds Received for Sale of Guaranteed Portion of Loans	UPB Sold	Net Proceeds	Weighted Average Sales Premium
Q1 2017	$10,638	$9,595	$1,044	10.9%
Q2 2017	23,570	21,125	2,445	11.6
Q3 2017	32,855	29,354	3,501	11.9
Q4 2017	28,189	25,260	2,929	11.6
Q1 2018	33,647	30,158	3,487	11.6
Q2 2018	55,574	50,064	5,510	11.0
Q3 2018	35,086	31,995	3,091	9.7
Q4 2018	54,996	50,426	4,570	9.1
Q1 2019	43,582	39,759	3,823	9.6
Q2 2019	45,493	41,036	4,457	10.9
Q3 2019	29,302	26,409	2,893	11.0
Q4 2019	52,859	48,146	4,713	9.8
Three year total	$445,791	$403,327	$42,463	10.5%

We use the securitization markets to access term financing on the unguaranteed retained portion of the SBA 7(a) Program loans. The following table summarizes our SBA loan securitization activities:

Deal Name	Asset Class	Issuance	Bonds Issued (in $ millions)	Weighted Average Debt Cost
RCLT 2015-1	SBA 7(a) Loans	June 2015	$189.5	2.5%
RCLT 2019-2	SBA 7(a) Loans	December 2019	131.0	4.3%

Residential Mortgage Origination Platform

GMFS currently originates loans that are eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, VA and USDA through retail, correspondent and broker channels. GMFS is licensed in 18 states and provides a wide range of residential mortgage services, including home purchase financing, mortgage refinancing, reverse mortgages, new construction loans and condo financing. GMFS operates through 13 retail branches located in Louisiana, Georgia, Mississippi, Alabama, and Texas. GMFS employs both a servicing retained and servicing released execution strategy, while retaining approximately 85-90% of current production. Our residential mortgage loan portfolio represented approximately 3.3% of the carrying value and 3.2% of the UPB of our total loan portfolio as of December 31, 2019. Our residential mortgage origination platform employed a total of 244 people as of December 31, 2019.

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

Highlights of annual GMFS origination activity by purpose since 2016 are as follows:

The following table sets forth certain historical information related to the GMFS residential mortgage loans servicing portfolio:

Highlights of annual GMFS origination activity by purpose since 2016 are as follows:

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

As of December 31, 2019, our Manager has identified approximately $1.7 billion in potential assets as measured by the fully committed amounts of the loans, comprised of:

(in millions)	Current Pipeline(1)
SBC loan originations	$820.7
SBC loan acquisitions	116.1
SBA loan originations	177.7
Residential agency loan originations	566.8
Total loan pipeline	$1,681.3
(1) Includes 2020 fundings.

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

Our Manager’s extensive experience in securitization strategies across asset classes has enabled us to complete several securitizations of SBC loan and SBA 7(a) loan assets since January 2011. SBC securitization structures are non-recourse and typically provide debt equal to 50% to 90% of the cost basis of the SBC assets. Non-performing SBC ABS involve liquidating trusts with liquidation proceeds used to repay senior debt. Performing SBC ABS involve longer-duration trusts with principal and interest collections allocated to senior debt and losses on liquidated loans to equity and subordinate tranches. Our strategy is to continue to finance our assets through the securitization market, which will allow us to continue to match fund the SBC loans pledged as collateral to secure these securitizations on a long-term non-recourse basis.

We anticipate using other borrowings as part of our financing strategy, including re-securitizations, repurchase agreements, warehouse facilities, bank credit facilities (including term loans and revolving facilities), and equity and debt issuances.

As of December 31, 2019, our committed and outstanding financing arrangements included:

		December 31, 2019
(in thousands)	Commitment	Carrying Value	Available	Maturity Dates
Secured borrowings (warehouse credit facilities and borrowings under repurchase agreements)	$2,548,048	$1,189,392	$1,358,656	2020 - 2023
Senior secured notes, net	179,289	179,289	-	2022
Corporate bonds, net	149,986	149,986	-	2021 - 2026
Convertible bonds, net	111,040	111,040	-	2023
Total recourse debt	$2,988,363	$1,629,707	$1,358,656	2020 - 2026
Securitized debt obligations, net	$1,815,154	$1,815,154	$-	2020 - 2026	(a)
Total non-recourse debt	$1,815,154	$1,815,154	$-	2020 - 2026

(a) Represents estimated pay off of debt based on prepayment speeds of underlying collateral.

Our financing agreements require the company to maintain a debt-to-equity leverage ratio at certain levels. The amount of leverage we may employ for particular assets will depend upon the availability of particular types of financing and our Manager's assessment of the credit, liquidity, price volatility and other risks of those assets and financing counterparties. We currently target a total debt-to-equity leverage ratio between 4:1 to 5:1 and a recourse debt-to-equity leverage ratio between 1.5:1 to 2.5:1. We believe that these target leverage ratios are conservative for these asset classes and exemplify the conservative levels of borrowings we intend to use over time. We intend to use leverage for the primary purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. We may, however, be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements that we may enter into in the future, and we may be subject to margin calls as a result of its financing activity. At December 31, 2019, we had a leverage ratio of 1.9x on a recourse debt-to-equity ratio.

HEDGING STRATEGY

Subject to maintaining our qualification as a REIT, we may use derivative financial instruments (or hedging instruments), including interest rate swap agreements, interest rate cap agreements, options on interest rate swaps, or swaptions, financial futures, structured credit indices, and options in an effort to hedge the interest rate and credit spread risk associated with the financing of our portfolio. Specifically, we attempt to hedge our exposure to potential interest rate mismatches between the interest we earn on our assets and our borrowing costs caused by fluctuations in short-term interest rates, and we intend to hedge our SBC loan originations from the date the interest rate is locked until the loan is included in a securitization. The Company also uses derivative instruments to limit its exposure to changes in currency rates in respect of certain investments denominated in foreign currencies.

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

•

In order to foster the highest standards of ethics and conduct in all business relationships, we have adopted a Code of Conduct and Ethics policy, which covers a wide range of business practices and procedures, that applies to our officers, directors, employees, if any, and independent contractors, to our Manager and our Manager’s officers and employees, and to any of our affiliates or affiliates of our Manager, and such affiliates’ officers and employees, who provide services to us or our Manager in respect of our Company. In addition, we have implemented Whistleblowing Procedures for Accounting and Auditing Matters and Code of Conduct and Ethics Violations (the “Whistleblower Policy”) that set forth procedures by which any Covered Persons (as defined in the Whistleblower Policy) may raise, on a confidential basis, concerns regarding, among other things, any questionable or unethical accounting, internal accounting controls or auditing matters and any potential violations of the Code of Conduct and Ethics with our Audit Committee or the Chief Compliance Officer.

•

We have adopted an Insider Trading Policy for Trading in the Securities of our Company (the “Insider Trading Policy”), that governs the purchase or sale of our securities by any of our directors, officers, and associates (as defined in the Insider Trading Policy), if any, and independent contractors, as well as officers and employees of our Manager and our officers, employees and affiliates, and that prohibits any such persons from buying or selling our securities on the basis of material non-public information.

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

In the face of this competition, we expect to have access to our Manager’s professionals and their industry expertise, which may provide us with a competitive advantage in sourcing transactions and help it assess acquisition and origination risks and determine appropriate pricing for potential assets. Additionally, we believe that we are currently one of only a handful of active market participants in the secondary SBC loan market. Due to the special servicing expertise needed to effectively manage these assets, the small size of each loan, the uniqueness of the real properties that collateralize the loans and the need to bring residential mortgage credit analysis into the underwriting process, we expect a competitive demand for these assets to remain constrained. We seek to manage credit risk through our loan-level pre-origination or pre-acquisition due diligence and underwriting processes, which as of December 31, 2019 has limited the amount of realized losses. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see “Item 1A - Risk Factors – Risks Related to Our Business – New entrants in the market” for SBC loan acquisitions and originations could adversely impact our ability to acquire SBC loans at attractive prices and originate SBC loans at attractive risk-adjusted returns.

EMPLOYEES; STAFFING

We are managed by Waterfall pursuant to the management agreement with Waterfall. Our Chief Financial Officer and Chief Operating Officer are dedicated exclusively to us, along with several of Waterfall’s accounting professionals, a marketing professional, and an information technology professional whom are also dedicated primarily to us. We or

Waterfall may in the future hire additional personnel that may be dedicated to our business. However, other than our Chief Financial Officer and Chief Operating Officer, Waterfall is not obligated under the management agreement to dedicate any of its personnel exclusively to our business, nor is it or its personnel obligated to dedicate any specific portion of its or their time to our business. Accordingly, with the exception of our Chief Financial Officer and Chief Operating Officer, our executive officers are not required to devote any specific amount of time to our business. We are responsible for the costs of our own employees. However, with the exception of our ReadyCap Commercial, ReadyCap Lending, Knight Capital, and GMFS subsidiaries, which will employ their own personnel, we do not expect to have our own employees.

Our corporate headquarters are located at 1251 Avenue of the Americas, 50th Floor, New York, NY 10020, and our telephone number is (212) 257-4600.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following sets forth certain information with respect to our executive officers.

Name	Age	Position with the Company
Thomas E. Capasse	62	Chairman of the Company Board of Directors and Chief Executive Officer
Jack J. Ross	62	President and Director
Tom Buttacavoli	42	Chief Investment Officer
Andrew Ahlborn	36	Chief Financial Officer
Gary Taylor	60	Chief Operating Officer

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

Jack J. Ross is a Manager and co-founder of our Manager. Mr. Ross also serves as our President and as a member of our board of directors. Prior to founding Waterfall in January 2005, Mr. Ross was the founder of Licent Capital, a specialty broker/dealer for intellectual property securitization. From 1987 until 1999, Mr. Ross was employed by Merrill Lynch where he managed the real estate finance and ABS groups. Mr. Ross began his career at Drexel Burnham Lambert where he worked on several of the early ABS transactions and at Laventhol & Horwath where he served as a senior auditor. Mr. Ross received a Master of Business Administration degree in Finance with distinction from the University of Pennsylvania’s Wharton School of Business in 1984 and a Bachelor of Science degree in Accounting, cum laude, from the State University of New York at Buffalo in 1978.

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

Andrew Ahlborn serves as our Chief Financial Officer. Mr. Ahlborn joined our Manager in 2010 and has been the Controller of Ready Capital since 2015. Prior to joining our Manager he worked in Ernst & Young, LLP's Financial Services Office. Mr. Ahlborn received a Bachelor of Science degree in Accounting from Fordham University's Gabelli School of Business and is currently pursuing a Master of Business Administration through Columbia Business School. He is a licensed Certified Public Accountant in New York.

Gary T. Taylor serves as our Chief Operating Officer. Prior to joining the Company, Mr. Taylor served as President and Chief Operating Officer of Newtek Business Credit from May 2015 to March 2019. From 2013 to 2015, Mr. Taylor was Managing Director at Brevet Capital Management, and before that he was Chief Operating Officer of CIT Small Business Lending from 2007 to 2013. Earlier in his career, Mr. Taylor held numerous roles within the financial services industry including Lehman Brothers, Moody's Investor Service, AT&T Capital Corporation, Resolution Trust Corporation, First Chicago Bank & Trust, and Chase Manhattan Bank. Mr. Taylor received a Bachelor of Science degree, with Honors, in Business from Florida A&M University.

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

Risks Related to Our Business

Difficult conditions in the mortgage, residential and commercial real estate markets, or in the financial markets and the economy generally, including recent market volatility and the outbreak of a novel coronavirus (“COVID-19”), may cause us to experience market losses related to our holdings, and there is no assurance that these conditions will improve in the near future.

Our results of operations are materially affected by conditions in the mortgage market, the residential and commercial real estate markets, the financial markets and the economy generally. Difficult market conditions, as well as inflation, energy costs, geopolitical issues, health epidemics and outbreaks of contagious diseases, such as the recent outbreak of COVID-19, unemployment and the availability and cost of credit, can contribute to increased volatility and diminished expectations for the economy and markets. Since the onset of the global financial crisis, the U.S. mortgage market has been severely affected by changes in the lending landscape and has experienced defaults, credit losses and significant liquidity concerns, and there is no assurance that these conditions have fully stabilized or that existing conditions will not worsen. This is especially true in the SBC loan sector. Disruptions in mortgage markets negatively impact new demand for real estate. Further, disruptions in the broader financial markets, including due to the occurrence of unforeseen or catastrophic events such as the outbreak of COVID-19 or other widespread health emergencies or terrorist attacks, could adversely affect our business and operations.  Any such disruption could adversely impact our ability to raise capital, cause increases in borrower defaults and decreases in the value of our assets, cause continued interest rate volatility and movements that could make obtaining financing or refinancing our debt obligations more challenging or more expensive, and could lead to operational difficulties that could impair our ability to manage our business. A deterioration of the SBC or SBC ABS markets or the broader financial markets may cause us to experience losses related to our assets and to sell assets at a loss. Our profitability may be materially adversely affected if we are unable to obtain cost effective financing. A continuation or increase in the volatility and deterioration in the SBC and SBC ABS markets as well as the broader financial markets may adversely affect the performance and fair market values of our SBC loan and SBC ABS assets and may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

We anticipate that a significant portion of our investments will be in the form of SBC loans that are subject to increased risks.

Our acquired non-performing loans represented in the aggregate 3.2% of the UPB and 2.4% of the carrying value of our total loan portfolio as of December 31, 2019. As of December 31, 2019, our non-performing acquired loan portfolio had a current unpaid principal balance of $46.6 million and a carrying value of $33.1 million. We consider a loan to be performing if the borrower is current on 100% of the contractual payments due for principal and interest during the most recent 90 days. We consider a loan to be non-performing if the borrower does not meet the criteria of a performing loan. Non-performing SBC loans are subject to increased risks of credit loss for a variety of reasons, including, the underlying property is too highly-leveraged or the borrower has experienced financial distress. Whatever the reason, the borrower may be unable to meet its contractual debt service obligation to us or our subsidiaries. Non-performing SBC loans may require a substantial amount of workout negotiations and/or restructuring, which may divert our attention from other activities and entail, among other things, a substantial reduction in the interest rate or capitalization of past due interest. However, even if restructurings are successfully accomplished, risks still exist that borrowers will not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity. Additional risks inherent in the acquisition of non-performing SBC loans include undisclosed claims, undisclosed tax liens that may have priority, higher legal costs and greater difficulties in determining the value of the underlying property.

As of December 31, 2019 the average loan-to-value (“LTV”) of ReadyCap Commercial’s originated portfolio was 61%. The weighted average LTV of our acquired loans was 43% as of December 31, 2019. If such SBC loans with higher LTV ratios become delinquent, we may experience greater credit losses compared to lower-leveraged properties. Additional risks inherent in the acquisition of delinquent SBC loans include undisclosed claims, undisclosed tax liens that may have priority, higher legal costs and greater difficulties in determining the value of the underlying property.

The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets.

A portion of the SBC loans and ABS assets we own, acquire or originate may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. In addition, our real estate investments, including the properties we acquired through our acquisition of ORM and any properties acquired by us through foreclosure, are relatively illiquid and difficult to buy and sell quickly. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less value than the value at which we have previously recorded our assets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Waterfall’s due diligence of potential SBC loans and ABS assets may not reveal all of the liabilities associated with and other combined weaknesses in such SBC loans and ABS assets, which could lead to investment losses.

Before making an investment, Waterfall calculates the level of risk associated with the SBC loan to be acquired or originated based on several factors which include the following: a complete review of seller’s data files, including data integrity, compliance review and custodial file review; rent rolls and other property operating data; personal credit reports of the borrower and owner and/or operator; property valuation review; environmental review; and tax and title search. In making the assessment and otherwise conducting customary due diligence, we will employ standard documentation requirements and require appraisals prepared by local independent third-party appraisers it selects. Additionally, we will seek to have sellers provide representations and warranties on SBC loans we acquire, and if we are unable to obtain representations and warranties, we will factor the increased risk into the price we pay for such loans. Despite our review process, there can be no assurance that our due diligence process will uncover all relevant facts or that any investment will be successful.

Inaccurate and/or incomplete information received in connection with our due diligence and underwriting process could have a negative impact on our financial condition and results of operation.

Our credit and underwriting philosophy for both acquired and originated SBC loans encompass individual borrower and property diligence, taking into consideration several factors, including (i) the seller’s data files, including data integrity, compliance review and custodial file review; (ii) rent rolls and other property operating data; (iii) personal credit reports of the borrower, owner and/or operator; (iv) property valuations; (v) environmental reviews; and (vi) tax and title searches.

We also generally ask sellers to provide representations and warranties on SBC loans we acquire, and if we are unable to obtain representations and warranties, we will factor the increased risk into the price we pay for such loans. Our financial condition and results of operations could be negatively impacted to the extent we rely on information that is misleading, inaccurate or incomplete.

The use of underwriting guideline exceptions in the SBC loan origination process may result in increased delinquencies and defaults.

Although SBC loan originators generally underwrite mortgage loans in accordance with their pre-determined loan underwriting guidelines, from time to time and in the ordinary course of business, originators, including the Company, will make exceptions to these guidelines. On a case-by-case basis, our underwriters may determine that a prospective borrower that does not strictly qualify under our underwriting guidelines warrants an underwriting exception, based upon compensating factors. Compensating factors may include, without limitations, a lower LTV ratio, a higher debt coverage ratio, experience as a real estate owner or investor, borrower net worth or liquidity, stable employment, longer length of time in business and length of time owning the property. Loans originated with exceptions may result in a higher number of delinquencies and defaults, which could have a material and adverse effect on our business, results of operations and financial condition.

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

In the course of our business, we could be subject to environmental liabilities with respect to properties to which we take title. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity, and results of operations could be materially and adversely affected. In addition, an owner or operator of real property may become liable under various federal, state and local laws, for the costs of removal of certain hazardous substances released on its property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of an underlying property becomes liable for removal costs, the ability of the owner to make debt payments may be reduced, which in turn may adversely affect the value of the relevant mortgage-related assets held by us.

Investments outside the U.S. that are denominated in foreign currencies subject us to foreign currency risks and to the uncertainty of foreign laws and markets, which may adversely affect our distributions and our REIT status.

Our investments outside the U.S. denominated in foreign currencies subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our income and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.  In addition, these investments subject us to risks of multiple and conflicting tax laws and regulations, and other laws and regulations that may make foreclosure and the exercise of other remedies in the case of default more difficult or costly compared to U.S. assets, and political and economic instability abroad, any of which factors could adversely affect our receipt of returns on and distributions from these investments.

Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.

Conditions in Europe and the departure of the United Kingdom from the European Union, the exit of any other member state or the break-up of the European Union entirely, would create uncertainty and could affect our investments directly.

We currently hold, and may acquire additional, investments that are denominated in Pounds Sterling (“GBP”) and EURs (including loans secured by assets located in the United Kingdom or Europe), as well as equity interests in real estate properties located in Europe.  European financial markets have experienced volatility and have been adversely affected by concerns about rising government debt levels, credit rating downgrades and possible default on or restructuring of government debt. These events have caused bond yield spreads (the cost of borrowing debt in the capital markets) and credit default spreads (the cost of purchasing credit protection) to increase, most notably in relation to certain Eurozone countries. The governments of several member countries of the European Union have experienced large public budget deficits, which have adversely affected the sovereign debt issued by those countries and may ultimately lead to declines in the value of the Euro.

On January 31, 2020, the United Kingdom officially withdrew from the European Union (such withdrawal commonly being referred to as “Brexit”). On October 17, 2019, previous to the official withdrawal of the United Kingdom from the European Union, the European Union and the United Kingdom agreed to a negotiated withdrawal agreement (the “Withdrawal Agreement”). The Withdrawal Agreement provides for an implementation period ending on December 31, 2020 (which may be extended for up to two years) during which, except as otherwise provided for in the Withdrawal Agreement, European Union law will be applicable to, and in, the United Kingdom while the European Union and the United Kingdom negotiate their future relationship.

The Withdrawal Agreement was ratified by the United Kingdom Parliament in January 2020. There is, however, uncertainty as to the scope, nature and terms of any future relationship to be negotiated between the United Kingdom and the European Union after Brexit.

Any further deterioration in the global or Eurozone economy, or Brexit and the uncertainty associated with it, could have a material adverse effect on our business, the value of our properties and investments and our potential growth in Europe, and could amplify the currency risks faced by us.

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

Our loan portfolio is concentrated in California, Texas, New York, Florida, and Illinois and represents approximately 18.1%, 15.3%, 7.9%, 7.7%, and 5.6%, respectively, of our total loans as of December 31, 2019. Continued deterioration of economic conditions in these or in any other state in which we have a significant concentration of borrowers could have a material and adverse effect on our business by reducing demand for new financings, limiting the ability of customers to repay existing loans and impairing the value of our real estate collateral and real estate owned properties. For example, the real estate market in South Florida has experienced a significant downturn which has an adverse impact on the collateral securing our loans in these areas.

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

We are an approved Freddie Mac seller/servicer. As an approved seller/servicer, we are required to conduct certain aspects of our operations in accordance with applicable policies and guidelines published by Freddie Mac and we are required to pledge a certain amount of cash to Freddie Mac to collateralize potential obligations to it. Freddie Mac performed an audit in June 2016. As a result of that audit, ReadyCap Commercial received an overall assessment of Satisfactory. Failure to maintain our status as an approved seller/servicer would mean we would not be able to sell mortgage loans to Freddie Mac, could result in us being required to re-purchase loans previously sold to Freddie Mac, or could otherwise restrict our business and investment options and could harm our business and expose us to losses or other claims. Freddie Mac may, in the future, require us to hold additional capital or pledge additional cash or assets in order to maintain approved seller/servicer status, which, if required, would adversely impact our financial results. Loans sold to Freddie Mac that may be required to be re-purchased as of December 31, 2019 included 40 loans with a combined unpaid principal balance of $89.9 million.

Our acquisitions and the integration of acquired businesses subject us to various risks and may not result in all of the cost savings and benefits anticipated, which could adversely affect our financial condition or results of operations.

     We have in the past, and may in the future, seek to grow our business by acquiring other businesses that we believe will complement or augment our existing businesses. In March 2019, we completed our acquisition of ORM and in October 2019, we completed our acquisition of Knight Capital. We cannot predict with certainty the benefits of these acquisitions, which often constitute multi-year endeavors. There is risk that our acquisitions may not have the anticipated positive results, including results relating to: correctly assessing the asset quality of the assets being acquired; the total cost and time required to complete the integration successfully; being able to profitably deploy funds acquired in an acquisition; or the overall performance of the combined entity.

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

If Waterfall underestimates the credit analysis and the expected risk-adjusted return relative to other comparable investment opportunities, we may experience losses.

Waterfall values our SBC loan and SBC ABS investments based on an initial credit analysis and the investment’s expected risk-adjusted return relative to other comparable investment opportunities available to us, taking into account estimated future losses on the mortgage loans, and the estimated impact of these losses on expected future cash flows. Waterfall’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that Waterfall underestimates the losses relative to the price we pay for a particular SBC or SBC ABS investment, we may experience losses with respect to such investment.

Waterfall utilizes analytical models and data in connection with the valuation of our SBC loans and SBC ABS assets, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

As part of the risk management process, Waterfall uses detailed proprietary models, including loan-level non-performing loan models, to evaluate collateral liquidation timelines and price changes by region, along with the impact of different loss mitigation plans. Additionally, Waterfall uses information, models and data supplied by third parties. Models and data are used to value potential target assets. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, Waterfall may be induced to buy certain target assets at prices that are too high, to sell certain other assets at prices that are too low, or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful.

The failure of a third-party servicer or the failure of our own internal servicing system to effectively service our portfolio of mortgage loans would materially and adversely affect us.

Most mortgage loans and securitizations of mortgage loans require a servicer to manage collections for each of the underlying loans. We will service our loan portfolio under a “component servicing” model (which includes the use of primary servicing by nationally recognized servicers and sub-servicing by participants in our Qualified Partner Program (“QPP”), who specialize in assets for the particular region in which the asset sits), which allows for highly customized loss mitigation strategies for non-performing and performing loans. Performing SBC loans (either loans purchased with historical activity, i.e., not originated, purchased in the secondary market or ReadyCap Commercial originations) will be securitized with us retaining the subordinate tranches. KeyBank Real Estate Capital performs both primary and special servicing with all loss mitigation decisions directed by Waterfall (which also maintains an option to purchase delinquent loans from the securitization trust). Non-performing SBC loans are serviced either through an approved SBC primary servicer providing both primary and special servicing or providing only primary servicing with special servicing contracted to smaller regionally-focused SBC operators and servicers who gain eligibility to participate in our QPP. Servicers’ responsibilities include providing collection activities, loan workouts, modifications and refinancings, foreclosures, short sales, sales of foreclosed real estate and financings to facilitate such sales. Both default frequency and default severity of loans may depend upon the quality of the servicer. If a servicer is not vigilant in encouraging the borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If a servicer takes longer to liquidate non-performing assets, loss severities may be higher than originally anticipated. Higher loss severity may also be caused by less competent dispositions of real estate owned properties.

We will seek to increase the value of non-performing loans through special servicing activities that will be performed by our participating special servicers. Servicer quality is of prime importance in the default performance of SBC loans and SBC ABS assets. Should we have to transfer loan servicing to another servicer, the transfer of loans to a new servicer could result in more loans becoming delinquent because of confusion or lack of attention. Servicing transfers involve notifying borrowers to remit payments to the new servicer, and these transfers could result in misdirected notices, misapplied payments, data input errors and other problems. Industry experience indicates that mortgage loan delinquencies and defaults are likely to temporarily increase during the transition to a new servicer and immediately following the servicing transfer. Further, when loan servicing is transferred, loan servicing fees may increase, which may have an adverse effect on the credit support of assets held by us.

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

If a servicer were to go into bankruptcy, it may stop performing its servicing functions (including any obligations to advance moneys in respect of a mortgage loan) and it may be difficult to find a third party to act as that servicer’s successor. Alternatively, the servicer may take the position that unless the amount of its compensation is increased or the terms of its servicing obligations are otherwise altered it will stop performing its obligations as servicer. If it were to be difficult to find a third party to succeed the servicer, we may have no choice but to agree to a servicer’s demands. The servicer may also have the power, with the approval of the bankruptcy court, to assign its rights and obligations to a third party without our consent, and even over our objections, and without complying with the terms of the applicable servicing agreement. The automatic stay provisions of Title 11 of the United States Code (the “Bankruptcy Code”) would prevent (unless the permission of the bankruptcy court were obtained) any action by us to enforce the servicer’s obligations under its servicing agreement or to collect any amount owed to us by the servicer. The Bankruptcy Code also prevents the removal of the servicer as servicer and the appointment of a successor without the permission of the bankruptcy court or the consent of the servicer.

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

We cannot predict the unintended consequences and market distortions that may stem from far-ranging interventions in the financial system and oversight of financial markets.

U.S. Federal government agencies, including the Federal Reserve, the Treasury Department and the SEC, as well as other governmental and regulatory bodies, have taken or are taking various actions involving in the financial system and oversight of the financial markets. We cannot predict whether or when such actions may occur or what effect, if any, such actions could have on our business, results of operations and financial condition.

In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act imposed significant restrictions on the proprietary trading activities of certain banking entities and has subjected other systemically significant organizations regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also sought to reform the asset-backed securitization market (including the MBS market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. The Dodd-Frank Act also imposed significant regulatory restrictions on the origination and securitization of commercial mortgage loans.

In September 2014, the SEC adopted significant changes to Regulation AB, which revised requirements governing disclosure, reporting, registration, and the offering process for asset-backed securities further impacting the commercial and residential mortgage loan securitization markets as well as the market for the re-securitization of MBS. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the “CFPB”), which oversees many of the core laws which regulate the mortgage industry, including the Real Estate Settlement Procedures Act and the Truth in Lending Act. While the full impact of the Dodd-Frank Act and the role of the CFPB cannot be assessed until all implementing regulations are released, the Dodd-Frank Act’s extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties and the availability or terms of SBC loans and MBS, both of which may have an adverse effect on our financial condition and results of operations.

More recently, the Trump Administration has sought to deregulate the U.S. financial industry, such as by altering provisions of the Dodd-Frank Act, including certain provisions affecting the mortgage industry. In May 2018, Congress enacted the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "EGRRCPA"), which included several provisions that seek to reduce the regulatory burden on smaller banking entities engaged in mortgage lending, as well as to expand mortgage credit availability. For example, the EGRRCPA exempts designated institutions from compliance with ability-to-pay requirements for certain qualified residential mortgage loans, expanding the definition of qualified mortgages which may be held by a financial institution, and also exempts certain institutions from data disclosure requirements under the Home Mortgage Disclosure Act of 1975. While the full outcome of these reforms is uncertain, such actions may affect our business.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and liquidity and disputes between us and our joint venture partners.

We may make investments through joint ventures. Such joint venture investments may involve risks not otherwise present when we make investments without partners, including the following:

•

we may not have exclusive control over the investment or the joint venture, which may prevent us from taking actions that are in our best interest and could create the potential risk of creating impasses on decisions, such as with respect to acquisitions or dispositions;

•	joint venture agreements often restrict the transfer of a partner’s interest or may otherwise restrict our ability to sell the interest when we desire and/or on advantageous terms;
•

joint venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling its interest to that partner;

•	a partner may, at any time, have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals;
•

a partner may be in a position to take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT and our exemption from registration under the Investment Company Act;

•

a partner may fail to fund its share of required capital contributions or may become bankrupt, which may mean that we and any other remaining partners generally would remain liable for the joint venture’s liabilities;

•

our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements and, in such event, we may not continue to own or operate the interests or investments underlying such relationship or may need to purchase such interests or investments at a premium to the market price to continue ownership;

•

disputes between us and a partner may result in litigation or arbitration that could increase our expenses and prevent our Manager and our officers and directors from focusing their time and efforts on our business and could result in subjecting the investments owned by the joint venture to additional risk; or

•

we may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect our ability to qualify as a REIT or maintain our exclusion from registration under the Investment Company Act, even though we do not control the joint venture.

•	any of the above may subject us to liabilities in excess of those contemplated and adversely affect the value of our joint venture investments.

Our inability to manage future growth effectively could have an adverse impact on our financial condition and results of operations.

Our ability to achieve our investment objectives will depend on our ability to grow, which will depend, in turn, on Waterfall’s ability to identify, acquire, originate and invest in SBC loans and ABS assets that meet our investment criteria. Our ability to grow our business will depend in large part on our ability to expand our SBC loan origination activities. Any failure to effectively manage our future growth, including a failure to successfully expand our SBC loan origination activities could have a material and adverse effect on our business, financial condition and results of operations.

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

Our non-U.S. assets may subject us to the uncertainty of foreign laws and markets and currency rate exposure.

We have recently invested in, and in the future may originate, invest in or acquire non-U.S. assets. Investments in countries outside of the United States may subject us to risks of multiple and conflicting tax laws and regulations, and other laws and regulations that may make foreclosure and the exercise of other remedies in the case of default more difficult or costly compared to U.S. assets as well as political and economic instability abroad, any of which factors could adversely affect our receipt of returns on and distributions from these assets. In addition, such assets may be denominated in currencies other than U.S. dollars which would expose us to foreign currency risk.

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

Certain of our subsidiaries may rely on the exclusion from the definition of investment company provided by Section 3(c)(6) to the extent that they hold mortgage assets through majority-owned subsidiaries that rely on Section 3(c)(5)(C). Little interpretive guidance has been issued by the SEC, or its staff, with respect to Section 3(c)(6) and any guidance published by the SEC, or its staff, could require us to adjust our strategy accordingly. Although little interpretive guidance has been issued with respect to Section 3(c)(6), we believe that certain of our subsidiaries may rely on Section 3(c)(6) if, among other things, 55% of the assets of such subsidiaries consist of, and at least 55% of the income of such subsidiaries are derived from, qualifying real estate investment assets owned by wholly-owned or majority-owned subsidiaries of such subsidiaries.

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

Since we are not expected to be subject to the 1940 Act and the rules and regulations promulgated thereunder, we will not be subject to its substantive provisions, including provisions requiring diversification of investments, limiting leverage and restricting investments in illiquid assets.

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

The working capital advances we provide to small business through Knight Capital may become uncollectible, and large amounts of uncollectible advances may adversely affect our performance.

Through Knight Capital, we provide working capital advances to small businesses through the purchase of their future revenues. We enter into a contract with the business whereby we pay the business an upfront amount in return for a specific amount of the business’s future revenue receivables. Our working capital advance activity presents risks, including the illiquidity of the cash advances; our critical reliance on certain individuals to operate the business; collection issues and challenges given that working capital advances are generally unsecured; limited availability of financing sources, such as securitizations, to fund such advances; and sensitivity to general economic and regulatory conditions. We face the risk that merchants will fail to repay advances made by us in these transactions. Rates at which merchants do not repay amounts owed under these transactions may be significantly affected by economic downturns or general economic conditions beyond our control or beyond the control of the small businesses who repay the amounts advanced based on the volume of their revenue streams. While we have established an allowance for doubtful purchased future receivables based on historical and other objective information, it is also dependent on our subjective assessment based upon our experience and judgment. Actual losses are difficult to forecast and, as a result, there can be no assurance that our allowance for losses will be sufficient to absorb any actual losses. If we are unable to collect the full amount of the working capital advance receivable we acquire through the advance, we may be required to expend monies in connection with remedial actions, which expenditures could be material.  In addition, the working capital advances that we make are relatively illiquid with no established market for their purchase and sale, and there can be no assurance that we would be able to liquidate those investments in a timely manner, or at all.

Our business of providing working capital advances to small businesses through the purchase of its future revenue depends on our ability to fund our working capital advances and collect payment on and service the working capital advances.

We rely on unaffiliated banks for the Automated Clearing House (“ACH”) transaction process used to disburse the proceeds of working capital advances to our customers and to automatically collect scheduled payments on such working capital advances. As we are not a bank, we do not have the ability to directly access the ACH payment network, and must therefore rely on an FDIC-insured depository institution to process our transactions. If we cannot continue to obtain such services from our current institutions or elsewhere, or if we cannot transition to another processor quickly, our ability to fund working capital advances and process payments will suffer. If we fail to fund working capital advances promptly as expected, we risk loss of customers and damage to our reputation which could materially harm our business. If we fail to adequately collect amounts owing in respect of the working capital advances, as a result of the loss of direct debiting or otherwise, then payments to us may be delayed or reduced and our revenue and operating results may be harmed.

Risks Related to Our Company

Any disruption in the availability and/or functionality of our technology infrastructure and systems could adversely impact our business.

Our ability to acquire and originate SBC loans and manage any related interest rate risks and credit risks is critical to our success and is highly dependent upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. For example, we will rely on our proprietary database to track and maintain all loan performance and servicing activity data for loans in our portfolio. This data is used to manage the portfolio, track loan performance, develop and execute asset disposition strategies. In addition, this data is used to evaluate and price new investment opportunities. Some of these systems will be located at our facility and some will be maintained by third-party vendors. Any significant interruption in the availability and functionality of these systems could harm our business. In the event of a systems failure or interruption by our third-party vendors, we will have limited ability to affect the timing and success of systems restoration. If such interruptions continue for a prolonged period of time, it could have a material and adverse impact on our business, results of operations and financial condition.

Cybersecurity risk and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The result of these incidents may include disrupted operations, misstated or unreliable financial data, disrupted market price of our common stock, misappropriation of assets, liability for stolen assets or information, increased cybersecurity protection and insurance cost, regulatory enforcement, litigation and damage to our relationships. These risks require continuous and likely increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address them and provide periodic training for our employees to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. Potential sources for disruption, damage or failure of our information technology systems include, without limitation, computer viruses, security breaches, human error, cyber- attacks, natural disasters and defects in design. Additionally, due to the size and nature of our company, we rely on third-party service providers for many aspects of our business. We can provide no assurance that the networks and systems that our third-party vendors have established or use will be effective. As our reliance on technology has increased, so have the risks posed to both our information systems and those provided by third-party service providers. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations or confidential information will not be negatively impacted by such an incident.

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

We are subject to Financial Accounting Standards Board (“FASB”) standards and interpretations that can result in significant accounting changes that could have a material and adverse impact on our results of operations and financial condition. Accounting rules for financial instruments, including the acquisition and sales or securitization of mortgage loans, investments in ABS, derivatives, investment consolidations and other aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. For example, our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our SBC loans, the likelihood of repayment in full at the maturity of a loan, potential for an SBC loan refinancing opportunity in the future and expected market discount rates for varying property types. These complexities could lead to a delay in the preparation of financial information and the delivery of this information to our stockholders.

Changes in accounting rules, interpretations or our assumptions could also undermine our ability to prepare timely and accurate financial statements, which could result in a lack of investor confidence in our financial information and could materially and adversely affect the market price of our common stock.

Changes in accounting rules could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against.

As has been widely publicized, the SEC, the FASB and other regulatory bodies that establish the accounting rules applicable to us have proposed or enacted a wide array of changes to accounting rules over the last several years. Moreover, in the future these regulators may propose additional changes that we do not currently anticipate. Changes to accounting rules that apply to us could significantly impact our business or our reported financial performance in negative ways that we cannot predict or protect against. We cannot predict whether any changes to current accounting rules will occur or what impact any codified changes will have on our business, results of operations, liquidity or financial condition.

Provisions for loan losses are difficult to estimate.

Our provision for loan losses is evaluated on a quarterly basis. The determination of our provision for loan losses requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including (1) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (2) the ability of the borrower to refinance the loan and (3) the property’s liquidation value, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be severely impacted.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred.

Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance and recognize provisions for loan losses earlier in the lending cycle. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business or changes in applicable accounting rules. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we believe that internal controls were effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially and adversely affect us by, for example, leading to a decline in our stock price and impairing our ability to raise capital.

Risks Related to Our Relationship with Our Manager

We depend on Waterfall and its key personnel for our success. We may not find a suitable replacement for Waterfall if the management agreement with Waterfall is terminated, or if key personnel leave the employment of Waterfall or otherwise become unavailable to us.

We are dependent on Waterfall for our day-to-day management. Our Chief Financial Officer and Chief Operating Officer, who are employed by Waterfall, are dedicated exclusively to our business, and several of Waterfall’s accounting professionals are also dedicated exclusively to our business, and such persons are expected to be dedicated to us. In addition, Waterfall or we may in the future hire additional personnel that may be dedicated to our business. However, other than our Chief Financial Officer and Chief Operating Officer, Waterfall is not obligated under the management agreement to dedicate any of its personnel exclusively to our business, nor is it or its personnel obligated to dedicate any specific portion of its or their time to our business. We will also be responsible for the costs of our own employees. However, with the exception of our subsidiaries, which will employ their own personnel, we do not expect to have our own employees. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the executive officers and key personnel of Waterfall. The executive officers and key personnel of Waterfall will evaluate, negotiate, structure, close and monitor our acquisitions of assets, and our success will depend on its continued service. The departure of any of the executive officers or key personnel of Waterfall could have a material adverse effect on our performance. In addition, we offer no assurance that Waterfall will remain our Manager or that we will continue to have access to Waterfall’s principals and professionals. The current term of our management agreement with Waterfall runs through October 31, 2020 and, unless terminated in accordance with its terms, our management agreement will automatically renew for a successive one-year term on each anniversary thereafter. If the management agreement is terminated and no suitable replacement is found to manage the Company, we may not be able to execute our business plan.

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

We are subject to conflicts of interest arising out of our relationship with Waterfall and its affiliates. Our Chief Financial Officer and Chief Operating Officer are dedicated exclusively to us, along with several of Waterfall’s accounting professionals, a marketing professional, and an information technology professional whom are also dedicated primarily to us. With the exception of our subsidiaries, which will employ their own personnel, we do not expect to have our own employees. In addition, we expect that the Chief Executive Officer, President, portfolio managers and any other appropriate personnel of Waterfall will devote such portion of their time to our affairs as is necessary to enable us to effectively operate its business. Waterfall and our officers may have conflicts between their duties to us and their duties to, and interests in, Waterfall and its affiliates. Waterfall is not required to devote a specific amount of time or the services of any particular individual to our operations. Waterfall manages or provides services to other clients, and we will compete with these other clients for Waterfall’s resources and support. The ability of Waterfall and its officers and personnel to engage in other business activities may reduce the time they spend advising us.

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

The side letter agreement does not cover SBC ABS acquired in the market and non-real estate secured loans and we may compete with other existing clients of Waterfall and its affiliates, other funds managed by Waterfall that focus on a range of ABS and other credit strategies and separately managed accounts, and future clients of Waterfall and its affiliates in acquiring SBC ABS, non-real estate secured loans and portfolios of assets less than a majority of which (by value or UPB) are SBC loans, and in acquiring other target assets that do not involve SBC loans.

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

Termination of the management agreement without cause is difficult and costly. Our independent directors will review Waterfall’s performance and the management fees annually and, following the initial term, the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of the outstanding shares of the Company common stock (other than shares held by members of our senior management team and affiliates of Waterfall), based upon: (i) Waterfall’s unsatisfactory performance that is materially detrimental to our Company, or (ii) a determination that the management fees or incentive distribution payable to Waterfall are not fair, subject to Waterfall’s right to prevent termination based on unfair fees by accepting a reduction of management fees or incentive distribution agreed to by at least two-thirds of our independent directors. We must provide Waterfall with 180 days prior notice of any such termination. Additionally, upon such a termination by us without cause (or upon termination by Waterfall due to our material breach), the management agreement provides that we will pay Waterfall a termination fee equal to three times the average annual base management fee earned by Waterfall during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination, except upon an internalization. Additionally, if the management agreement is terminated under circumstances in which we are obligated to make a termination payment to Waterfall, our operating partnership shall repurchase, concurrently with such termination, the Class A special unit for an amount equal to three times the average annual amount of the incentive distribution paid or payable in respect of the Class A special unit during the 24-month period immediately preceding such termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination. These provisions may increase the cost to our Company of terminating the management agreement and adversely affect our ability to terminate Waterfall without cause.

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

We have authorized Waterfall to follow broad investment guidelines established by our board of directors. Our board of directors periodically reviews our investment guidelines and investment portfolio but does not, and is not required to, review all of our proposed investments. These investment guidelines may be changed from time to time by our board of directors without the approval of our stockholders. To the extent that our board of directors approves material changes to the investment guidelines, we will inform stockholders of such changes through disclosure in our periodic reports and other filings required under the Exchange Act. In addition, in conducting its periodic reviews, our board of directors may rely primarily on information provided to them by Waterfall. Furthermore, Waterfall may use complex strategies, and transactions entered into may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Accordingly, Waterfall will have great latitude in determining the types and amounts of target assets it may decide are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results.

Risks to Our Residential Mortgage Lending Business

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

Federal consumer protection laws and regulations have been enacted and promulgated that are designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. These laws and regulations include the CFPB's Ability to Repay/Qualified Mortgage Rule ("ATR/QM Rule") under Regulation Z and Mortgage Servicing Rules under Regulation X and Regulation Z. In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. For example, the federal Home Ownership and Equity Protection Act of 1994 prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases may impose restrictions and requirements greater than those in place under federal laws and regulations. In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the borrower. This test, as well as certain standards set forth in the ATR/QM Rule, may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan did not meet the standard or test even if the originator reasonably believed such standard or test had been satisfied.

Mortgage loans also are subject to various other federal laws, including, among others:

•

the Equal Credit Opportunity Act of 1974, as amended, and Regulation B promulgated thereunder, which prohibit discrimination on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act of 1968, as amended, in the extension of credit;

•	the Truth in Lending Act, as amended (“TILA”) and Regulation Z promulgated thereunder, which both require certain disclosures to the mortgagors regarding the terms of residential loans;

•

the Real Estate Settlement Procedures Act, as amended (“RESPA”) and Regulation X promulgated thereunder, which (among other things) prohibit the payment of referral fees for real estate settlement services (including mortgage lending and brokerage services) and regulate escrow accounts for taxes and insurance and billing inquiries made by mortgagors;

•

the Americans with Disabilities Act of 1990, as amended, which, among other things, prohibits discrimination on the basis of disability in the full and equal enjoyment of the goods, services, facilities, privileges, advantages or accommodations of any place of public accommodation;

•	the Fair Credit Reporting Act of 1970, as amended, and Regulation V promulgated thereunder, which regulates the use and reporting of information related to the borrower’s credit history;

•

the Consumer Financial Protection Act, enacted as part of the Dodd-Frank Act, which (among other things) created the CFPB and gave it broad rulemaking, supervisory and enforcement jurisdiction over mortgage lenders and servicers, and proscribes any unfair, deceptive or abusive acts or practices in connection with any consumer financial product or service;

•

the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 ("S.A.F.E. Act"), under which residential mortgage loan originators employed by financial institutions, must register with the Nationwide Mortgage Licensing System and Registry, obtain a unique identifier from the registry, and maintain their registration in order to originate residential mortgage loans;

•

the Home Equity Loan Consumer Protection Act of 1988, which requires additional disclosures and limits changes that may be made to the loan documents without the mortgagor’s consent, and restricts a mortgagee’s ability to declare a default or to suspend or reduce a mortgagor’s credit limit to certain enumerated events;

•	the Depository Institutions Deregulation and Monetary Control Act of 1980, which preempts certain state usury laws;

•	the Dodd-Frank Act, including as described above;

•

the Service Members Civil Relief Act, as amended, which provides relief to borrowers who enter into active military service or who were on reserve status but are called to active duty after the origination of their mortgage loans;

•	the Right to Financial Privacy Act, which, among other requirements, imposes a duty to maintain confidentiality of consumer financial records; and

•	the Alternative Mortgage Transaction Parity Act of 1982, which preempts certain state lending laws which regulate alternative mortgage transactions.

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

As a mortgage loan originator, GMFS is subject to extensive and comprehensive regulation under federal, state and local laws and regulations in the United States. These laws and regulations significantly affect the way that GMFS conducts its business and restrict the scope of the existing business of GMFS and may limit the ability of GMFS to expand its product offerings or can make the cost to originate and service mortgage loans higher, which could impact our financial results.

The CFPB adopted changes to its Mortgage Servicing Rules in August 2016. These may increase the costs of loss mitigation and increase foreclosure timelines. Other new regulatory requirements or changes to existing requirements that the CFPB may promulgate could require changes in the business of GMFS, result in increased compliance costs and impair the profitability of such business. In addition, as a result of the Dodd-Frank Act’s expansion of the authority of state attorneys general to bring actions to enforce federal consumer protection legislation, GMFS could be subject to state lawsuits and enforcement actions, thereby further increasing the legal and compliance costs relating to GMFS. Amendments to the Mortgage Servicing Rules have increased the complexity of the loss mitigation and foreclosure processes and an inadvertent failure to comply with these rules could lead to losses in the value of the mortgage loans, be an event of default under various servicing agreements or subject GMFS to fines and penalties. The cumulative effect of these changes could result in a material impact on our earnings.

Additionally, the Dodd-Frank Act directed the CFPB to integrate certain mortgage loan disclosures under the TILA and RESPA, and in October 2015, these disclosure rules went into effect for newly originated residential mortgage loans. These rules include consumer disclosure document forms, processes for determining when disclosures must be updated and timelines for providing disclosure documents to borrowers. These rules have created the need for substantial system and process changes at GMFS and training for its employees. CFPB further amended disclosure requirements under Regulation Z in 2017 and 2018. Failure to comply with these requirements may result in penalties for disclosure violations under the TILA and RESPA.

GMFS could be subject to additional regulatory requirements or changes under the Dodd-Frank Act beyond those currently proposed, adopted or contemplated, particularly given the ongoing heightened regulatory environment in which financial institutions operate. The ongoing implementation of the Dodd-Frank Act, including the implementation of the Mortgage Servicing Rules and the rules related to mortgage loan disclosures by the CFPB, could increase the regulatory compliance burden and associated costs of GMFS and place restrictions on the operations of GMFS, which could in turn adversely affect our financial condition and results of operations.

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

GMFS currently originates loans that are eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, VA and USDA through retail, correspondent and broker channels. GMFS may originate loans that are not guaranteed or insured by such agencies or channels, and the origination of these residential mortgage loans have risks of losses due to mortgage loan defaults or fraud. The ability of borrowers to make timely principal and interest payments could be adversely affected by changes in their personal circumstances, a rise in interest rates, a recession, declining real estate property values or other economic events, resulting in losses. Moreover, if a borrower defaults on a mortgage loan that GMFS or we own and if the liquidation proceeds from the sale of the property do not cover the loan amount and the legal, broker and selling costs, GMFS or we would experience a loss. We could experience losses if we fail to detect fraud, where a borrower or lending partner has misrepresented its financial situation or purpose for obtaining the loan, or an appraisal misrepresented the value of the property collateralizing its loan.

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

Risks Related to Our SBA Business

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

Risks Related to Financing and Hedging

We use leverage as part of our investment strategy but we do not have a formal policy limiting the amount of debt we may incur. Our board of directors may change our leverage policy without stockholder consent.

We will use prudent leverage to increase potential returns to our stockholders. As of December 31, 2019, our committed and outstanding financing arrangements included:

		December 31, 2019
(in thousands)	Commitment	Carrying Value	Available	Maturity Dates
Secured borrowings (warehouse credit facilities and borrowings under repurchase agreements)	$2,548,048	$1,189,392	$1,358,656	2020 - 2023
Senior secured notes, net	179,289	179,289	-	2022
Corporate bonds, net	149,986	149,986	-	2021 - 2026
Convertible bonds, net	111,040	111,040	-	2023
Total recourse debt	$2,988,363	$1,629,707	$1,358,656	2020 - 2026
Securitized debt obligations, net	$1,815,154	$1,815,154	$-	2020 - 2026	(a)
Total non-recourse debt	$1,815,154	$1,815,154	$-	2020 - 2026

(a) Represents estimated pay off of debt based on prepayment speeds of underlying collateral.

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

Uncertainty regarding the London interbank offered rate (“LIBOR”) may adversely impact our borrowings and interest rate hedging.

In July 2017, the United Kingdom Financial Conduct Authority announced that it would cease to compel banks to participate in settling LIBOR as a benchmark by the end of 2021 (the “LIBOR Transition Date”). It is unclear whether new methods of calculating LIBOR will be established or other changes made such that LIBOR continues to exist after 2021. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. Many of our debt and interest rate hedge agreements are linked to LIBOR. Before the LIBOR Transition Date, we may need to amend the debt and/or interest rate hedge agreements that utilize LIBOR as a factor in determining the interest rate to reflect any new standard or modification that is established, if any. However, these efforts may not be successful in mitigating the legal and financial risk from changing the reference rate in our legacy agreements. In addition, any resulting differences in interest rate standards among our assets and our financing arrangements may result in interest rate mismatches between our assets and the borrowings used to fund such assets. Furthermore, the transition away from LIBOR may adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments.  There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and stock price.

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

We will use short-term borrowings, such as our existing credit facilities and repurchase agreements, to fund the acquisition of our assets, pending our completion of longer-term matched funded financings. Our use of short-term financing exposes us to the risk that our lenders may respond to market conditions by making it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew our then existing short-term facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under these types of financing, we may have to curtail our asset acquisition and origination activities and/or dispose of assets.

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

We may use credit facilities together with other borrowings structured as repurchase agreements to finance our assets. If the market value of the assets pledged or sold by us under a repurchase agreement borrowing to a financing institution declines, we will normally be required by the financing institution to pay down a portion of the funds advanced, but we may not have the funds available to do so, which could result in defaults. Repurchase agreements that we may use in the future may also require us to provide additional collateral if the market value of the assets pledged or sold by us to a financing institution declines. Posting additional collateral to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. In the event we do not have sufficient liquidity to meet such requirements, financing institutions can accelerate repayment of our indebtedness, increase interest rates, liquidate our collateral or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection. For further information on our repurchase agreements see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —  Liquidity and Capital Resources” included in this annual report on Form 10-K.

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

The change of control provisions in the Convertible Notes and the Corporate Debt and the related indentures could deter, delay or prevent an otherwise beneficial merger, acquisition, tender offer or other takeover attempt involving our Company.

The change of control provisions in the Convertible Notes and Corporate Debt and the related indentures could make it more difficult or more expensive for a third-party to acquire our Company.  If a merger, acquisition, tender offer or other takeover attempt involving our Company by a third-party constitutes a change of control under the related indentures, we or ReadyCap Holdings, LLC (“ReadyCap Holdings”) may be required to offer to repurchase all of the Convertible Notes and the Corporate Debt. As a result, our obligations under the Convertible Notes and the Corporate Debt could increase the cost of acquiring our Company or otherwise discourage a third party from acquiring our Company.

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

Subject to maintaining our qualification as a REIT, we will likely pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest and foreign currency rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, exchange rates, the type of assets held and other changing market conditions. Hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate, currency and/or credit hedging can be expensive and may result in us receiving less interest income;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

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

In general, when we acquire an SBC loan or ABS asset, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect us from rising interest rates, because the borrowing costs are fixed for the duration of the fixed-rate portion of the related SBC loan or ABS asset.

However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results of operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the SBC loan or ABS asset would remain fixed. This situation may also cause the market value of our SBC loan or ABS asset to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

On December 7, 2012, the CFTC issued a no-action letter that provides mortgage REITs relief from such registration (the “No-Action Letter”), if they meet certain conditions and submit a claim for such no-action relief by email to the CFTC. We believe we will meet the conditions set forth in the No-Action Letter and we have filed our claim with the CFTC to perfect the use of the no-action relief from registration. However, if in the future we do not meet the conditions set forth in the No-Action Letter or the relief provided by the No-Action Letter becomes unavailable for any other reason and we are unable to obtain another exemption from registration, we may be required to reduce or eliminate our use of interest rate swaps or vary the manner in which we deploy interest rate swaps in our business and we or our directors may be required to register with the CFTC as CPOs and our Manager may be required to register as a “commodity trading advisor” with the CFTC, which will require compliance with CFTC rules and subject us, our board of directors and our Manager to regulation by the CFTC. In the event registration for our Company, our directors or our Manager is required but is not obtained, we, our board of directors or our Manager may be subject to fines, penalties and other civil or governmental actions or proceedings, any of which could have a material adverse effect on our business, financial condition and results of operations. The costs of compliance with the CFTC regulations, or the changes to our hedging strategy necessary to avoid their application, could have a material adverse effect on our business, financial condition and results of operations.

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

To maintain our qualification as a REIT and generally not be subject to U.S. federal income tax, we intend to make regular quarterly distributions to holders of our common stock out of legally available funds. Our current policy is to distribute our net taxable income to our stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid corporate income tax. We expect to continue our current distribution practices in the future, but our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this annual report on Form 10-K. All distributions will be made at the discretion of our board of directors and will depend on our earnings, financial condition, debt covenants, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and other factors as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future, and our board of directors may change our distribution policy in the future. We believe that a change in any one of the following factors, among others, could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:

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

Risks Related to Taxation as a REIT

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

As further described above, on October 31, 2016, our predecessor entity merged with and into a subsidiary of ZAIS Financial, with ZAIS Financial surviving the merger and changing its name to Sutherland Asset Management Corporation, and, as described above, subsequently changed its name to Ready Capital Corporation. In addition, as further described above, we completed our acquisition of ORM on March 29, 2019. If prior to the ZAIS Financial merger our predecessor (“Pre-Merger Sutherland”) failed to qualify as a REIT, or if prior to our acquisition of ORM, ORM failed to qualify as a REIT, we could fail to qualify as a REIT as a result.  Even if we retained and continue to retain our REIT qualification, if Pre-Merger Sutherland failed to qualify as a REIT for any taxable year prior to the ZAIS Financial merger, or if ORM failed to qualify as a REIT prior to our acquisition of ORM, we would face serious tax consequences that could substantially reduce the cash available for distribution to our stockholders because (i) we, as successor to Pre-Merger Sutherland in the ZAIS Financial merger and as successor to ORM in the ORM acquisition, generally inherited any corporate income, excise and other tax liabilities of Pre-Merger Sutherland and ORM, respectively; (ii) we would be subject to tax on the built-in gain on each asset of Pre-Merger Sutherland existing at the time of the merger or each asset of ORM at the time of our acquisition of ORM, as applicable; and (iii) we could be required to employ applicable deficiency dividend procedures (which would include the payment of penalties and interest to the IRS) to eliminate any earnings and profits accumulated by Pre-Merger Sutherland or ORM for taxable periods that it did not qualify as a REIT. As a result, any failure by Pre-Merger Sutherland or ORM to qualify as a REIT could impair our ability to expand our business and raise capital, and could materially adversely affect the value of our common stock.

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

We have elected, together with each of ReadyCap Holdings, Ready Capital TRS I, LLC and RC Knight Holdings, LLC, for each such entity to be treated as a TRS, and we may make TRS elections with respect to certain other entities we may form in the future (collectively referred to herein as "our TRSs"). While we intend to manage our affairs so as to satisfy the TRS limitation, there can be no assurance that we will be able to do so in all market circumstances.

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

Our taxable income may substantially exceed our net income as determined under U.S. GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, it is likely that we will acquire assets, including RMBS requiring us to accrue original issue discount (“OID”) or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. Under the Tax Cuts and Jobs Act (the "Tax Act"), we generally will be required to recognize certain amounts in income no later than the time such amounts are reflected on our financial statements.  The application of this rule may require the accrual of income with respect to our loans earlier than would be the case under the otherwise applicable tax rules.  Although the precise application of this rule is not entirely clear, recently released proposed regulations, which are not yet in effect but upon which taxpayers may rely, generally would exclude, among other items, OID and market discount income from the applicability of this rule.  Also, in certain circumstances our ability to deduct interest expenses for U.S. federal income tax purposes may be limited.  We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification.  Finally, we may be required under the terms of the indebtedness that we incur to use cash received from interest payments to make principal payments on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

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

We may hold excess MSRs. In certain private letter rulings, the IRS ruled that excess MSRs meeting certain requirements would be treated as an interest in mortgages on real property and thus a real estate asset for purposes of the 75% REIT asset test, and interest received by a REIT from such excess MSRs will be considered interest on obligations secured by mortgages on real property for purposes of the 75% REIT gross income test. A private letter ruling may be relied upon only by the taxpayer to whom it is issued, and the IRS may revoke a private letter ruling. Consistent with the analysis adopted by the IRS in such private letter rulings and based on advice of counsel, we intend to treat any excess MSRs that we acquire that meet the requirements provided in the private letter rulings as qualifying assets for purposes of the 75% REIT gross asset test, and we intend to treat income from such excess MSRs as qualifying income for purposes of the 75% and 95% gross income tests. Notwithstanding the IRS’s determination in the private letter rulings described above, it is possible that the IRS could successfully assert that any excess MSRs that we acquire do not qualify for purposes of the 75% REIT asset test and income from such MSRs does not qualify for purposes of the 75% and/or 95% gross income tests, which could cause us to be subject to a penalty tax and could adversely impact our ability to qualify as a REIT.

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

The recently enacted Tax Act, which was signed into law on December 22, 2017, significantly changes U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. For additional discussion, see "U.S. Federal Income Tax Legislation".

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 1251 Avenue of the Americas, 50th Floor, New York, New York 10020, and our telephone number is (212) 257-4600. We also use the offices of ReadyCap Lending located at 200 Connell Drive,  Suite 4000,  Berkeley Heights, New Jersey, 07922; ReadyCap Commercial, LLC, located at 1320 Greenway Drive, Suite 560, Irving, Texas, 75038; and Knight Capital LLC, located at 110 Southeast 6th Street, Suite 700, Fort Lauderdale, FL 33301.

We also use the offices of GMFS located at 7389 Florida Blvd, Suite 200A, Baton Rouge, Louisiana, 70806 for our residential mortgage banking operations. GMFS also has various branch locations located primarily throughout the southeastern United States.

Item 3. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. Currently, no material legal proceeds are pending or, to our knowledge, threatened against us.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed for trading on the NYSE under the symbol “RC”.

Holders

As of March 4, 2020, we had 504 registered holders of our common stock. The holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.

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

The following graph is a comparison of the cumulative total stockholder return on our shares of common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and a Competitor Composite Average1, a peer group index from October 31, 2016 to December 31, 2019. As described above, on October 31, 2016, we completed our path to becoming a publicly traded company through our merger with and into a subsidiary of ZAIS Financial, with ZAIS Financial surviving the merger and changing its name to Sutherland Asset Management Corporation.

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

The following table presents the total return performance of our common stock during the two months ended December 31, 2016 and each of the fiscal years ended December 31, 2019, December 31, 2018 and 2017, reflecting the post-merger prices of our common stock. Prior to the completion of our merger with ZAIS Financial, shares of common stock of ZAIS Financial traded on the NYSE under the ticker symbol "ZFC".  As described elsewhere in this annual report on Form 10-K, prior to and as a condition to the merger, ZAIS Financial disposed of its seasoned re-performing mortgage loan portfolio, such that upon the completion of the merger, ZAIS Financial’s assets largely consisted of its GMFS origination subsidiary, cash, conduit loans and RMBS.  As a result, ZAIS Financial's business and financial results prior to the merger and during the period covered by the below table were significantly different from our business following the closing of the merger and the total return performance before and after the merger may not be comparable.

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

Total Return performance	Period Ending
Index	10/31/2016	12/31/2016	12/31/2017	12/31/2018	12/31/2019
RC	100.0	103.0	124.1	114.9	127.0
S&P 500	100.0	105.3	125.7	117.9	152.0
Competitor Composite Average*	100.0	104.4	119.2	119.5	147.2

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

Recent Sales of Unregistered Equity Securities; Use of Proceeds from Registered Securities

None.

Recent Purchases of Equity Securities

The Company did not purchase equity securities in 2018 or 2019.

Item 6.  Selected Financial Data

We derived our selected consolidated financial data as of and for the years ended December 31, 2019 and December 31, 2018 and consolidated statements of income data for the year ended December 31, 2017 from our audited consolidated financial statements appearing in this annual report on Form 10-K. We derived our selected consolidated balance sheet data as of December 31, 2016 and December 31, 2015 from our audited consolidated financial statements not appearing elsewhere in this annual report on Form 10-K.

	For the Year Ended December 31,
(In thousands, except share data)	2019	2018	2017	2016	2015
Income Statement Data
Interest income	$229,916	$169,499	$138,305	$137,023	$148,955
Interest expense	(151,880)	(109,238)	(74,646)	(57,772)	(47,806)
Provision for loan losses	(3,684)	(1,701)	(2,363)	(7,819)	(19,643)
Other non-interest income (expense)	(9,848)	4,283	(12,843)	(6,217)	(28,275)
Provision (benefit) for income taxes	10,552	(1,386)	(1,839)	(9,651)	(7,810)
Income tax benefit (provision)	2,088	61,457	45,814	55,564	45,421
Loss from discontinued operations, net of tax	-	-	-	(2,158)	(653)
Net income	75,056	61,457	45,814	53,406	44,768
Net income attributable to Ready Capital Corporation	72,968	59,258	43,290	49,169	40,383
Basic earnings per share:
Continuing operations	$1.72	$1.84	$1.38	$1.93	$1.62
Net income	$1.72	$1.84	$1.38	$1.85	$1.59
Diluted earnings per share:
Continuing operations	$1.72	$1.84	$1.38	$1.93	$1.62
Net income	$1.72	$1.84	$1.38	$1.85	$1.59
Dividends declared per share of common stock	$1.60	$1.57	$1.48	$1.61	$1.78
Weighted-average basic shares of common stock outstanding	42,011,750	32,085,975	31,350,102	26,647,981	25,287,277

Balance Sheet Data
Total assets	$4,977,018	$3,036,843	$2,523,503	$2,605,267	$2,329,781
Total liabilities	$4,132,234	$2,472,768	$1,968,036	$2,053,165	$1,849,568
Total Ready Capital Corporation Stockholders' equity	$825,412	$544,831	$536,073	$513,097	$441,321
Total non-controlling interests	$19,372	$19,244	$19,394	$39,005	$38,892

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

      Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in five main sections:

•	Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Off Balance Sheet Arrangements and Contractual Obligations
•	Critical Accounting Policies and Estimates

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

OVERVIEW

Our Business

We are a multi-strategy real estate finance company that originates, acquires, finances, and services SBC loans, SBA loans, residential mortgage loans, and to a lesser extent, MBS collateralized primarily by SBC loans, or other real estate-related investments. Our loans generally range in original principal amounts up to $35 million and are used by businesses to purchase real estate used in their operations or by investors seeking to acquire small multi-family, office, retail, mixed use or warehouse properties. Our originations and acquisition platforms consist of the following four operating segments:

•

Acquisitions.  We acquire performing and non-performing SBC loans as part of our business strategy. We hold performing SBC loans to term, and we seek to maximize the value of the non-performing SBC loans acquired by us through borrower based resolution strategies. We typically acquire non-performing loans at a discount to their unpaid principal balance (“UPB”) when we believe that resolution of the loans will provide attractive risk-adjusted returns. We also acquire purchased future receivables through our Knight Capital platform.

•

SBC Originations.  We originate SBC loans secured by stabilized or transitional investor properties using multiple loan origination channels through our wholly-owned subsidiary, ReadyCap Commercial, LLC (“ReadyCap Commercial”). These originated loans are generally held-for-investment or placed into securitization structures. Additionally, as part of this segment, we originate and service multi-family loan products under the Federal Home Loan Mortgage Corporation’s Small Balance Loan Program (“Freddie Mac” and the “Freddie Mac program”). These originated loans are held for sale, then sold to Freddie Mac.

•

SBA Originations, Acquisitions and Servicing.  We acquire, originate and service owner-occupied loans guaranteed by the SBA under its Section 7(a) loan program (the “SBA Section 7(a) Program”) through our wholly-owned subsidiary, ReadyCap Lending, LLC (“ReadyCap Lending”). We hold an SBA license as one of only 14 non-bank Small Business Lending Companies (“SBLCs”) and have been granted preferred lender status by the SBA. These originated loans are either held-for-investment, placed into securitization structures, or sold.

•

Residential Mortgage Banking.  We operate our residential mortgage loan origination segment through our wholly-owned subsidiary, GMFS, LLC ("GMFS"). GMFS originates residential mortgage loans eligible to be purchased, guaranteed or insured by the Federal National Mortgage Association (“Fannie Mae”), Freddie Mac, Federal Housing Administration (“FHA”), U.S. Department of Agriculture (“USDA”) and U.S.

Department of Veterans Affairs (“VA”) through retail, correspondent and broker channels. These originated loans are then sold to third parties, primarily agency lending programs.

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

For additional information on our business, refer to Part I, Item 1, Business of this Annual Report on Form 10-K.

Business Update

The fourth quarter of 2019 capped a transformative year for Ready Capital. The following items highlight our continued execution of a business plan focused on growing a nationwide SBC lending platform and expanding Ready Capital’s acceptance in the debt and equity capital markets:

-

SBC originations totaled $1.7 billion, a 43% year-over-year growth. The growth of the SBC origination franchise is due to a few key factors. In the fixed rate program, the investor product is increasingly gaining acceptance in the broker community and our control over the loan in the securitization structure provides sponsors with both flexibility and a fixed rate. The bridge loan product benefited from increased clarity in the market due to our ability to provide tailored solutions for lower middle-market clients. The Freddie Mac multifamily product continues to capture market share and competitive rates have made this product an attractive option for our customers.

-

SBA origination totaled $216.3 million representing marginal growth from prior years. The SBA industry was down 5.5% from 2018 volumes. We believe the decline to be in part due to the government shut down in the fourth quarter of 2018 and a strong economy which encourages banks to provide financing to small businesses and weaker demand due to increased retained earnings from the tax cuts.

-	Supported by an attractive rate environment, our mortgage banking business originated a record $2.1 billion of residential mortgages.

-

With support from the investment manager’s trading desk, we acquired $722.5 million of SBC loans and real estate equity investment. Of note is our first SBC investment in the European markets. In the fourth quarter, we purchased a $50 million pool of Irish transitional loans with credit profiles similar to our originated bridge product. We expect to expand our presence in Europe in 2020.

-

In addition to our focus on origination and acquisition activities, we took several steps to increase Ready Capital’s operating and financial leverage. We acquired two companies, ORM and Knight Capital, with a combined value of $189.6 million, through M&A transactions. Additionally, we raised an additional $109.3 million in corporate debt and issued $91.8 million in an offering of common stock.

-

Our capital markets execution continues to be well accepted in the markets. Over five transactions, we securitized $1.5 billion of SBC and SBA loans, pricing senior bonds at a weighted average initial rate of 3.3%.

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

Factors Impacting Operating Results

We expect that our results of operations will be affected by a number of factors and will primarily depend on, among other things, the level of the interest income from our assets, the market value of our assets and the supply of, and demand for, SBC and SBA loans, residential loans, MBS and other assets we may acquire in the future and the financing and other costs associated with our business. Our net investment income, which includes the amortization of purchase premiums and accretion of purchase discounts, varies primarily as a result of changes in market interest rates, the rate at which our distressed assets are liquidated and the prepayment speed of our performing assets. Interest rates and prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by conditions in the financial markets, credit losses in excess of initial estimates or unanticipated credit events experienced by borrowers whose loans are held directly by us or are included in our MBS. Our operating results may also be impacted by difficult market conditions as well as inflation, energy costs, geopolitical issues, health epidemics and outbreaks of contagious diseases, such as the recent outbreak of COVID-19, unemployment and the availability and cost of credit. Our operating results will also be impacted by our available borrowing capacity.

Changes in Market Interest Rates

We own and expect to acquire or originate fixed rate mortgages (“FRMs”), and ARMs, with maturities ranging from five to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in five to ten years. ARM loans generally have a fixed interest rate for a period of five, seven or ten years and then an adjustable interest rate equal to the sum of an index rate, such as the LIBOR, plus a margin, while FRM loans bear interest that is fixed for the term of the loan. As of December 31, 2019, approximately 57% of the loans in our portfolio were ARMs, and 43% were FRMs, based on UPB. We utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with our ARMs.

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

Changes in Fair Value of Our Assets

Certain originated loans, mortgage backed securities, and servicing rights are carried at fair value and future assets may also be carried at fair value. Accordingly, changes in the fair value of our assets may impact the results of our operations for the period in which such change in value occurs. The expectation of changes in real estate prices is a major determinant of the value of loans and ABS. This factor is beyond our control.

Prepayment Speeds

Prepayment speeds on loans vary according to interest rates, the type of investment, conditions in the financial markets, competition, foreclosures and other factors that cannot be predicted with any certainty. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans and, as a result, prepayment speeds tend to decrease. This can extend the period over which we earn interest income. When interest rates fall, prepayment speeds on loans, and therefore, ABS and servicing rights tend to increase, thereby decreasing the period over which we earn interest income or servicing fee income. Additionally, other factors such as the credit rating of the borrower, the rate of property value appreciation or depreciation, financial market conditions, foreclosures and lender competition, none of which can be predicted with any certainty, may affect prepayment speeds on loans.

Credit Spreads

Our investment portfolio may be subject to changes in credit spreads. Credit spreads measure the yield demanded on loans and securities by the market based on their credit relative to a specific benchmark and is a measure of the perceived risk of the investment. Fixed rate loans and securities are valued based on a market credit spread over the rate payable on fixed rate swaps or fixed rate U.S. Treasuries of similar maturity. Floating rate securities are typically valued based on a market credit spread over LIBOR (or another floating rate index) and are affected similarly by changes in LIBOR spreads. Excessive supply of these loans and securities or reduced demand may cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such assets. Under such conditions, the value of our portfolios would tend to decline. Conversely, if the spread used to value such assets were to decrease, or “tighten,” the value of our loans and securities would tend to increase. Such changes in the market value of these assets may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses.

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

RESULTS OF OPERATIONS

Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared per share, core earnings, and net book value per share. As further described below, core earnings is a measure that is not prepared in accordance with GAAP. We use core earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicated of our current loan activity and operations. See “—Non-GAAP Financial Measures” below for reconciliation to core earnings.

The following table sets forth certain information on our operating results:

	Three Months Ended December 31,	Year Ended December 31,
(in thousands, except share data)	2019	2019	2018	2017
Net Income	$20,936	$75,056	$61,457	$45,814
Earnings per common share - basic	$0.43	$1.72	$1.84	$1.38
Earnings per common share - diluted	$0.43	$1.72	$1.84	$1.38
Core Earnings	$20,965	$67,264	$58,690	$46,978
Core Earnings per common share - basic and diluted	$0.43	$1.60	$1.76	$1.41
Dividends declared per common share	$0.40	$1.60	$1.57	$1.48
Dividend yield(1)	10.4%	10.4%	11.4%	9.8%
Book value per common share	$16.14	$16.14	$16.97	$16.75
Adjusted net book value per common share(2)	$16.12	$16.12	$16.91	$16.69
(1) Based on the closing share price on December 31, 2019, 2018, and 2017, respectively.
(2) Excludes the equity component of our 2017 convertible note issuance.

The following table sets forth certain information on our investment portfolio activity (based on fully committed amounts):

	Three Months Ended	Year Ended December 31,
(in thousands)	December 31, 2019	2019	2018	2017
Loan originations
SBC loan originations	$525,743	$1,702,685	$1,188,134	$869,311
SBA loan originations	70,242	216,263	213,033	131,689
Residential agency mortgage loan originations	586,258	2,105,635	1,778,816	1,970,585
Total loan originations	$1,182,243	$4,024,583	$3,179,983	$2,971,585
Total loan acquisitions	$153,681	$722,465	$380,582	$206,222
Total loan investment activity	$1,335,924	$4,747,048	$3,560,565	$3,177,807

The following table sets forth information on our acquisition and origination pipeline opportunities (based on fully committed amounts):

(in millions)	Current Pipeline(1)
SBC loan originations	$820.7
SBC loan acquisitions	116.1
SBA loan originations	177.7
Residential agency loan originations	566.8
Total loan pipeline	$1,681.3

(1) Includes 2020 fundings.

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

Return Information

The following tables present certain information related to our SBC and SBA loan portfolio as of December 31, 2019 and per share information for the three months ended December 31, 2019, which includes core earnings per share or return information. Core earnings is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in this Annual report on Form 10-K.

READY CAPITAL SNAPSHOT ($ amounts in thousands, except per share data)

Investment Type	Average Carrying Value[1]	Gross Yield[2]	Average Debt Balance	Debt Cost [3]	Levered Yield
Loan Acquisitions	$ 1,072,225	6.1%	$ 815,634	4.0%	12.6%
SBC Originations	$ 2,350,042	6.4%	$ 1,776,658	4.5%	12.0%
SBA Originations, Acquisitions, & Servicing	$ 259,935	18.8%	$ 180,543	4.8%	50.6%
Total	**$ 3,682,202**	**7.1%**	**$ 2,772,835**	**4.4%**	**15.6%**

Book Equity Value Metrics	
Common Stockholders' equity	$ 825,412
Common Stockholders' equity (adjusted)[5]	$ 823,966
Total Common Shares outstanding	51,127,326
Net Book Value per Common Share	$ 16.14
Adjusted Net Book Value per Common Share	$ 16.12

Loan Portfolio Metrics [4]	
% Fixed vs Floating Rate	44.1% / 55.9%
% Originated vs Acquired	66.8% / 33.2%
Weighted Average LTV - SBC	61%
Weighted Average LTV - SBA	83%
Weighted Average LTV - Acquired	43%

Q4 2019 Earnings Data Metrics	
Net income | Core earnings	$ 20,936 | $ 20,965
Earnings per share - Basic and diluted	$ 0.43
Core Earnings per Common Share	$ 0.43
Return on Equity per Common Share	10.9%
Core Return on Equity per Common Share	10.9%
Dividend Yield	10.4%

Servicing Portfolio Metrics	
SBA servicing rights - UPB	$ 568,017
SBA servicing rights- carrying value	$ 17,660
Freddie Mac servicing rights - UPB	$ 1,167,476
Freddie Mac servicing rights - carrying value	$ 13,135
Residential servicing rights - UPB	$ 8,164,604
Residential servicing rights - carrying value	$ 91,174

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
3) The Company finances the assets included in the Investment Type through securitizations, repurchase agreements, warehouse facilities and bank credit facilities. Interest expense is calculated based on interest expense and deferred financing amortization for the quarter ended 12/31/2019 on an annualized basis.
4) Excludes loans, held for sale, at fair value
5) Excludes the equity component of our 2017 convertible note issuance.

READY CAPITAL.

The following table provides a detailed breakdown of our calculation of return on equity and core return on equity for the three and twelve months ended December 31, 2019. Core return on equity is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in this Annual report on Form 10-K.

Return on Equity

Segment	Levered Yield [1]	Core Levered Yield [1]	Equity Allocation
Loan Acquisitions	12.6 %	12.6 %	26.3 %
SBC Originations	12.0 %	12.0 %	58.8 %
SBA Originations, Acquisitions, & Servicing	50.6 %	50.6 %	8.2 %
Residential Mortgage Banking [3]	23.9 %	8.8 %	6.7 %

	GAAP ROE [2]			Core ROE [2]		
	Q4'19	Q3'19	FY 2019	Q4'19	Q3'19	FY 2019
	16.1 %	13.8 %	13.7 %	15.1 %	17.0 %	15.8 %
Corporate leverage, net of non-earnings assets	0.2	(0.1)	(0.3)	(0.1)	0.7	0.2
Gross return on equity	**16.3 %**	**13.7 %**	**13.4 %**	**15.0 %**	**17.7 %**	**16.0 %**
Realized & unrealized gains, net	2.9	1.8	2.6	3.0	1.9	2.6
Other income and expenses, net	(7.8)	(8.7)	(8.5)	(7.7)	(8.7)	(8.5)
Non-recurring gains and expenses	(0.8)	-	3.1	-	-	-
Investment advisory fees	(1.4)	(1.3)	(1.4)	(1.4)	(1.3)	(1.4)
Provision for income taxes	1.7	1.2	1.3	2.0	0.2	0.7
Return on equity	**10.9 %**	**6.7 %**	**10.5 %**	**10.9 %**	**9.8 %**	**9.4 %**

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

READY CAPITAL.

5

Portfolio Metrics

SBC Originations

The following table includes certain portfolio metrics related to our SBC originations segment:

SBC ORIGINATIONS - SEGMENT SNAPSHOT

Portfolio Metrics (Balance Sheet)	Q4 2018	Q1 2019	Q2 2019	Q3 2019	Q4 2019
Number of loans	421	429	485	501	537
Unpaid Principal Balance (3)	$ 1,479	$ 1,582	$ 1,829	$ 2,064	$ 2,298
Carrying Value (3)	$ 1,488	$ 1,589	$ 1,835	$ 2,070	$ 2,300
Weighted Average LTV	63%	63%	63%	65%	61%
Weighted Average Coupon	6.3%	6.2%	6.1%	5.8%	6.2%
Weighted Average Maturity	5 years	5 years	5 years	5 years	5 years
Weighted Average Principal Balance (3)	$ 3.5	$ 3.7	$ 3.7	$ 4.1	$ 4.3
Percentage of loans fixed / floating	55% / 45%	53% / 47%	55% / 45%	55% / 45%	53% / 47%
Percentage of fixed, match funded (4)	54.2%	87.3%	69.4%	68.3%	84.9%
Percentage of loans 30+ days delinquent	2.3%	2.7%	2.7%	1.4%	1.9%

CURRENT QUARTER HIGHLIGHTS

- **Originations of $525.7 million(1)**
- **Current quarter funded and money up pipeline of $820.7 million(2) :**

Product	2020 fundings	Money up pipeline	Total
Fixed Rate	$ 37.2	$ 112.7	$ 149.9
Transitional	222.8	170.9	393.7
Freddie Mac	67.6	209.5	277.1
Total	**$ 327.6**	**$ 493.1**	**$ 820.7**

GROSS LEVERED YIELD

20.0%
15.0%
10.0%
5.0%
0.0%
1.8%
8.9%
1.9%
9.3%
1.7%
9.6%
2.8%
9.4%
1.9%
10.1%
Q4 '18
Q1 '19
Q2 '19
Q3 '19
Q4 '19
Gross Levered Yield (ex. Gains)(5)
Gains on Loans, held for sale(6)

1) Represents fully committed amounts.
2) As of February 28, 2020 including 2020 fundings.
3) $ in millions, as of quarter end.
4) Represents fixed rate loans that have been securitized.

5) Includes interest income, accretion of discount, and servicing income net of interest expense and amortization of deferred financing costs.
6) Includes realized and unrealized gains (losses) on loans held for sale and MSR creation.

READY CAPITAL.

SBA Originations, Acquisitions, and Servicing

The following table includes certain portfolio metrics related to our SBA originations, acquisitions and servicing segment:

SBA ORIGINATIONS, ACQUISITIONS, & SERVICING- SEGMENT SNAPSHOT

Portfolio Metrics (Balance Sheet)	Q4 2018	Q1 2019	Q2 2019	Q3 2019	Q4 2019[5]
Number of loans	1,931	1,876	1,902	1,875	1,880
Unpaid Principal Balance [2]	$ 467	$ 262	$ 270	$ 278	$ 804
Carrying Value [2]	$ 424	$ 221	$ 230	$ 240	$ 770
Weighted Average LTV	79%	82%	87%	88%	83%
Weighted Average Coupon	7.0%	7.4%	7.4%	7.4%	6.9%
Weighted Average Maturity	14 years	15 years	16 years	16 years	15 years
Weighted Average Principal Balance [2]	$ 0.2	$ 0.1	$ 0.1	$ 0.1	$ 0.4
Percentage of loans fixed / floating	1% / 99%	1% / 99%	1% / 99%	1% / 99%	3% / 97%
Percentage of loans 30+ days delinquent	7.0%	9.1%	6.5%	6.0%	3.1%

CURRENT QUARTER HIGHLIGHTS

- **$52.9 million of SBA secondary market loans sales, with an average sale premium of 9.8%**
- **Originations of $70.2 million[1]**
- **Origination pipeline of $177.7 million SBA loans, including $38.6 million of 2020 fundings**
- **Completed $131.0 million securitization of SBA loans**

GROSS LEVERED YIELD

60.0%
50.0%
40.0%
30.0%
20.0%
10.0%
0.0%
13.9%
17.1%
11.1%
15.0%
17.8%
22.1%
16.7%
22.2%
23.0%
27.6%
Q4 '18
Q1 '19
Q2 '19
Q3 '19
Q4 '19
Gross Levered Yield (ex. Gains)(3)
Gains on Loans, held for sale(4)

1) Represents fully committed amounts.
2) $ in millions, as of quarter end.
3) Includes interest income, accretion of discount, and servicing income net of interest expense and amortization of deferred financing costs.
4) Includes realized and unrealized gains (losses) on loans held for sale and MSR creation.
5) Reflects an increase in balances as a result of the 2019 securitization and effects of the guaranteed loan financing gross up.

READY CAPITAL.

Acquired Portfolio

The following table includes certain portfolio metrics related to our acquisitions segment:

LOAN ACQUISITIONS- SEGMENT SNAPSHOT

Portfolio Metrics[1] (Balance Sheet)	Q4 2018	Q1 2019	Q2 2019	Q3 2019	Q4 2019
Number of loans	896	1,018	2,385	2,363	2,231
Unpaid Principal Balance [2]	$ 573	$ 798	$ 1,075	$ 1,068	$ 1,048
Carrying Value [2]	$ 548	$ 770	$ 1,055	$ 1,056	$ 1,039
Weighted Average LTV	44%	53%	46%	42%	43%
Weighted Average Coupon	6.6%	6.7%	6.3%	6.3%	6.1%
Weighted Average Maturity	7 years	7 years	10 years	10 years	9 years
Weighted Average Principal Balance [2]	$ 0.6	$ 0.8	$ 0.5	$ 0.5	$ 0.5
Percentage of loans fixed / floating	66% / 34%	61% / 39%	48% / 52%	47% / 53%	45% / 55%
Percentage of fixed, match funded [3]	51.6%	51.6%	61.0%	44.6%	52.3%
Percentage of loans performing / non-performing	98% / 2%	95% / 5%	98% / 2%	98% / 2%	98% / 2%

CURRENT QUARTER HIGHLIGHTS

- **Acquired $153.7 million of SBC loans, including $10.7 million of joint venture investments**
- **Acquisition pipeline of $116.1 million SBC loans, including 2020 acquisitions of $39.3 million**

GROSS LEVERED YIELD

30.0%
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
7.0%
12.2%
8.4%
13.8%
3.2%
11.3%
1.6%
12.5%
0.5%
12.1%
Q4 '18
Q1 '19
Q2 '19
Q3 '19
Q4 '19
Income on joint venture investments
Gross Levered Yield (ex. Gains)

1) Excludes joint venture investments.
2) $ in millions, as of quarter end.
3) Represents fixed rate loans that have been securitized.

READY CAPITAL.

Residential Mortgage Banking

The following table includes certain portfolio metrics related to our residential mortgage banking segment:

Residential Mortgage Banking – Segment Snapshot

	Portfolio Metrics (quarterly activity)	Q4 2018	Q1 2019	Q2 2019	Q3 2019	Q4 2019
Originations	Unpaid principal balance [1]	$ 369.1	$ 344.4	$ 518.2	$ 656.8	$ 586.3
	% of Originations - Purchased	76.7%	74.3%	74.0%	60.5%	54.7%
	% of Originations - Refinanced	23.3%	25.7%	26.0%	39.5%	45.3%
	Channel - % Correspondent	38.2%	34.5%	36.4%	33.6%	37.9%
	Channel - % Retail	44.0%	47.2%	45.7%	50.9%	46.8%
	Channel - % Wholesale	17.8%	18.2%	17.9%	15.5%	15.3%
Sales	Unpaid principal balance [1]	$ 382.7	$ 326.5	$ 492.1	$ 631.9	$ 601.6
	% of UPB - Fannie/ Freddie securitizations	62.8%	68.4%	69.7%	69.7%	66.6%
	% of UPB - Ginnie Mae securitizations	25.8%	24.6%	22.4%	25.1%	26.8%
	% of UPB - Other investors	11.5%	7.0%	7.9%	5.2%	6.6%

Current Quarter Highlights

- **MSR portfolio of approximately $8.2 billion in UPB, up 2% compared to Q3**
  - **Fair market value of $91.2 million**
- **Originations of $586.3 million[2]**
- **Loan sales of $601.6 million**
- **Origination pipeline of $566.8 million residential agency loans [2], including $373.8 million of 2020 fundings**

MSR Portfolio (UPB in $ Billions)

$8.5
$8.3
$8.0
$7.8
$7.5
$7.3
$7.0
$7.5
$7.6
$7.8
$8.0
$8.2

Fair Value ($ mm)	Q4' 18	Q1' 19	Q2' 19	Q3' 19	Q4' 19
	$ 93.1	$ 88.2	$ 85.7	$ 84.6	$ 91.2

READY CAPITAL.

1) $ in millions. Represents activity during the quarter.

2) Represents fully committed amounts

Changes in Financial Condition

The following table compares our consolidated balance sheets as of December 31, 2019 and 2018:

Assets - Comparison of balances at December 31, 2019 to December 31, 2018

	December 31,	December 31,	$ Change	% Change
(In Thousands)	2019	2018	Q4'19 vs. Q4'18	Q4'19 vs. Q4'18
Assets
Cash and cash equivalents	$67,928	$54,406	$13,522	24.9%
Restricted cash	51,728	28,921	22,807	78.9
Loans, net (including $20,212 and $22,664 held at fair value)	1,727,984	1,193,392	534,592	44.8
Loans, held for sale, at fair value	188,077	115,258	72,819	63.2
Mortgage backed securities, at fair value	92,466	91,937	529	0.6
Loans eligible for repurchase from Ginnie Mae	77,953	74,180	3,773	5.1
Investment in unconsolidated joint ventures	58,850	33,438	25,412	76.0
Purchased future receivables, net	43,265	—	43,265	—
Derivative instruments	2,814	2,070	744	35.9
Servicing rights (including $91,174 and $93,065 held at fair value)	121,969	120,062	1,907	1.6
Real estate, held for sale	58,573	7,787	50,786	652.2
Other assets	106,925	64,335	42,590	66.2
Assets of consolidated VIEs	2,378,486	1,251,057	1,127,429	90.1
Total Assets	$4,977,018	$3,036,843	$1,940,175	63.9%
Liabilities
Secured borrowings	$1,189,392	$834,547	$354,845	42.5%
Securitized debt obligations of consolidated VIEs, net	1,815,154	905,367	909,787	100.5
Convertible notes, net	111,040	109,979	1,061	1.0
Senior secured notes, net	179,289	178,870	419	0.2
Corporate debt, net	149,986	48,457	101,529	209.5
Guaranteed loan financing	485,461	229,678	255,783	111.4
Liabilities for loans eligible for repurchase from Ginnie Mae	77,953	74,180	3,773	5.1
Derivative instruments	5,250	3,625	1,625	44.8
Dividends payable	21,302	13,346	7,956	59.6
Accounts payable and other accrued liabilities	97,407	74,719	22,688	30.4
Total Liabilities	$4,132,234	$2,472,768	$1,659,466	67.1%
Stockholders’ Equity
Common stock	$5	$3	$2	66.7%
Additional paid-in capital	822,837	540,478	282,359	52.2
Retained earnings (Deficit)	8,746	5,272	3,474	65.9
Accumulated other comprehensive (loss)	(6,176)	(922)	(5,254)	569.8
Total Ready Capital Corporation equity	825,412	544,831	280,581	51.5%
Non-controlling interests	19,372	19,244	128	0.7
Total Stockholders’ Equity	$844,784	$564,075	$280,709	49.8%
Total Liabilities and Stockholders’ Equity	$4,977,018	$3,036,843	$1,940,175	63.9%

Assets

Cash and cash equivalents increased $13.5 million, primarily due to capital markets activity, including an offering of common stock with $91.8 million in net proceeds, corporate debt offerings with  $104.3 million in net proceeds, and several securitizations. This was offset by the funding of new loan originations, loan acquisitions, and other investment activity.

Restricted cash increased $22.8 million, primarily due to an increase in restricted cash associated with the RCMF 2019-FL3 securitization and an increase in restricted cash associated with derivatives and our hedging activities.

Loans, net increased by $534.6 million as a result of new loan originations and loan acquisitions, which exceeded loan pay-offs, sales, and transfers of loans to securitizations included in consolidated VIEs. During the year ended December 31, 2019, we originated $770.5 million of transitional loans, $545.4 million of SBC conventional loans, and $216.3 million of SBA loans, which includes additional funding on loans originated in previous years. Additionally, we acquired $763.9 million of SBC loans in our acquisitions segment. This was offset by transfers of loans to our consolidated securitizations during the year, including ReadyCap Commercial Mortgage Trust 2019-5 (“RCMT 2019-5”), ReadyCap Commercial Mortgage Trust 2019-6 (“RCMT 2019-6”), Ready Capital Mortgage Financing 2019-FL3 (“RCMF 2019-FL3”), and Sutherland Commercial Mortgage Trust 2019-SBC8 (“SBC8”). The increase was further offset by sales and pay-offs of $823.9 million of acquired and originated loans during the year.

Loans, held for sale, at fair value increased by $72.8 million as a result of an increase in loan origination activities within our residential agency mortgage business.

Our investment in unconsolidated joint venture balance increased $25.4 million as a result of new investments of $26.7 million within our acquisitions segment, which was partially offset by distributions of capital from these investments.

Purchased future receivables, net increased by $43.3 million as a result of our acquisition of Knight Capital.

Real estate, held for sale increased $50.8 million, as a result of $68.0 million of real estate acquired in connection with our acquisition of ORM, which was offset by subsequent sales of certain properties during the second half of 2019.

Other assets increased $42.6 million as a result of an increase in deferred tax assets of $13.7 million, an increase in Goodwill and other intangible assets of $17.1 million recognized as part of our acquisition of Knight Capital, and an increase in deferred loan exit fee balances of $4.4 million as a result of increased transitional loan activities.

Assets in consolidated VIEs increased by $1.1 billion, which is the result of loans transferred into VIEs during the year as part of our securitization activities, partially offset by a decrease in these amounts due to pay-downs on existing loans within the securitizations.

Liabilities

Secured borrowings associated with our repurchase agreements and credit facilities increased by $354.8 million due to a greater need to finance new loan origination and acquisition activities during the year as reflected in the growth of our asset balances during the year ended December 31, 2019.

Securitized debt obligations of consolidated VIEs, net increased $909.8 million, as a result of the completed RCMT 2019-5, RCMT 2019-6, RCMF 2019-FL3, SCMT 2019-SBC8, and RCLT 2019-2 securitizations during the year, resulting in net proceeds of $1.4 billion from the debt issuances, which was partially offset by pay-downs of existing loans in securitizations of $477.0 million.

Corporate debt, net increased $101.5 million as a result of our corporate debt issuances of $102.3 million of aggregate principal value used to finance our loan origination businesses.

Guaranteed loan financing increased by $255.8 million as a result of an the RCLT 2019-2 securitization and recording the guaranteed portion of securitized loans on balance sheet.

Accounts payable and other accrued liabilities increased $22.7 million as a result of an increase in accrued interest, accrued compensation, and accrued liabilities recognized as part of the Knight Capital acquisition.

Equity

Total equity attributable to Ready Capital Corporation increased by $282.4 million, primarily the result of $179.3 million of equity issued as part of our acquisition of ORM, $10.3 million of equity issued as part of our acquisition of Knight Capital, and $91.8 million of net proceeds received in connection with the December 2019 offering of common stock.

Selected Balance Sheet Information by Business Segment and Corporate - Other

The following table presents certain selected balance sheet information by each of our four business segments, with the remaining amounts reflected in Corporate –Other,  as of December 31, 2019:

(in thousands)	Acquisitions	SBC Originations	SBA Originations, Acquisitions and Servicing	Residential Mortgage Banking	Total
Assets
Loans, net (1)(2)	$1,096,533	$2,275,744	$685,951	$3,396	$4,061,624
Loans, held for sale, at fair value	5,679	21,775	28,551	136,506	192,511
Mortgage backed securities, at fair value	20,146	72,320	-	-	92,466
Servicing rights	-	13,135	17,660	91,174	121,969
Investment in unconsolidated joint ventures	58,850	-	-	-	58,850
Purchased future receivables, net	43,265				43,265
Real estate, held for sale	58,573	-	-	-	58,573

Liabilities
Secured borrowings	$312,022	$694,037	$13,294	$170,039	$1,189,392
Securitized debt obligations of consolidated VIEs	408,349	1,277,798	129,007	-	1,815,154
Guaranteed loan financing	-	-	485,461	-	485,461
Senior secured notes, net	42,516	129,728	7,045	-	179,289
Corporate debt, net	74,854	75,133	-	-	149,986
Convertible notes, net	54,584	50,858	5,598	-	111,040
(1) Includes Loan assets of consolidated VIEs (2) Excludes allowance for loan losses.

Results of Operations

The following table compares our summarized results of operations for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands):

	For the Year Ended December 31,			$ Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Interest income
Acquisitions	$65,922	$47,243	$37,198	$18,679	$10,045
SBC originations	127,495	81,752	59,021	45,743	22,731
SBA originations, acquisitions and servicing	32,096	36,706	38,108	(4,610)	(1,402)
Residential mortgage banking	4,403	3,798	3,978	605	(180)
Total interest income	$229,916	$169,499	$138,305	$60,417	$31,194
Interest expense
Acquisitions	(40,502)	(28,946)	(16,741)	(11,556)	(12,205)
SBC originations	(90,677)	(60,879)	(35,121)	(29,798)	(25,758)
SBA originations, acquisitions and servicing	(14,864)	(16,218)	(16,098)	1,354	(120)
Residential mortgage banking	(5,837)	(3,195)	(3,145)	(2,642)	(50)
Corporate - other	-	-	(3,541)	-	3,541
Total interest expense	$(151,880)	$(109,238)	$(74,646)	$(42,642)	$(34,592)
Net interest income before provision for loan losses	78,036	60,261	63,659	17,775	(3,398)
Provision for loan losses	(3,684)	(1,701)	(2,363)	(1,983)	662
Net interest income after provision for loan losses	$74,352	$58,560	$61,296	$15,792	$(2,736)
Non-interest income
Acquisitions	13,222	16,403	4,316	(3,181)	12,087
SBC originations	20,448	23,386	22,597	(2,938)	789
SBA originations, acquisitions and servicing	22,461	22,088	16,961	373	5,127
Residential mortgage banking	87,858	86,015	96,934	1,843	(10,919)
Corporate - other	30,639	31	410	30,608	(379)
Total non-interest income	$174,628	$147,923	$141,218	$26,705	$6,705
Non-interest expense
Acquisitions	(12,360)	(9,256)	(9,727)	(3,104)	471
SBC originations	(25,451)	(24,375)	(21,881)	(1,076)	(2,494)
SBA originations, acquisitions and servicing	(24,118)	(18,227)	(15,100)	(5,891)	(3,127)
Residential mortgage banking	(90,685)	(71,934)	(90,321)	(18,751)	18,387
Corporate - other	(31,862)	(19,848)	(17,832)	(12,014)	(2,016)
Total non-interest expense	$(184,476)	$(143,640)	$(154,861)	$(40,836)	$11,221
Net income (loss) before provision for income taxes
Acquisitions	25,474	23,717	13,020	1,757	10,697
SBC originations	31,496	19,871	24,421	11,625	(4,550)
SBA originations, acquisitions and servicing	13,018	24,388	23,729	(11,370)	659
Residential mortgage banking	(4,261)	14,684	7,446	(18,945)	7,238
Corporate - other	(1,223)	(19,817)	(20,963)	18,594	1,146
Total net income before provision for income taxes	$64,504	$62,843	$47,653	$1,661	$15,190

Results of Operations – Supplemental Information

Realized and unrealized gains (losses) on financial instruments are recorded in the consolidated statements of income and classified based on the nature of the underlying asset or liability.

The following table presents the components of realized and unrealized gains (losses) on financial instruments:

	Year Ended December 31,			$ Change
(In Thousands)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Realized gains (losses) on financial instruments
Realized gains on loans - Freddie Mac	$5,404	$6,956	$6,433	$(1,552)	$523
Creation of mortgage servicing rights - Freddie Mac	5,195	6,832	3,290	(1,637)	3,542
Realized gains on loans - SBA	11,542	12,160	7,252	(618)	4,908
Creation of mortgage servicing rights - SBA	3,519	3,569	1,996	(50)	1,573
Realized gain (loss) on derivatives, at fair value	629	3,569	(1,256)	(2,940)	4,825
Realized gain (loss) on mortgage backed securities, at fair value	3,507	5,192	621	(1,685)	4,571
Net realized gains (losses) - all other	(838)	131	993	(969)	(862)
Net realized gain on financial instruments	$28,958	$38,409	$19,329	$(9,451)	$19,080
Unrealized gains (losses) on financial instruments
Unrealized gain (loss) on loans - Freddie Mac	$(87)	$(599)	$798	$512	$(1,397)
Unrealized gain (loss) on loans - SBA	392	173	1,315	219	(1,142)
Unrealized gain (loss) on residential mortgage servicing rights, at fair value	(18,567)	5,694	(4,000)	(24,261)	9,694
Unrealized gain (loss) on derivatives, at fair value	(2,016)	(3,186)	2,000	1,170	(5,186)
Unrealized gain (loss) on mortgage backed securities, at fair value	1,023	3,320	1,744	(2,297)	1,576
Net unrealized gains (losses) - all other	465	(549)	5,143	1,014	(5,692)
Net unrealized gain (loss) on financial instruments	$(18,790)	$4,853	$7,000	$(23,643)	$(2,147)

Acquisition Segment Results

	For the Year Ended December 31,			$ Change
(In Thousands)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Interest income	$65,922	$47,243	$37,198	$18,679	$10,045
Interest expense	(40,502)	(28,946)	(16,741)	(11,556)	(12,205)
Net interest income before provision for loan losses	$25,420	$18,297	$20,457	$7,123	$(2,160)
Provision for loan losses	(808)	(1,727)	(2,026)	919	299
Net interest income after provision for loan losses	$24,612	$16,570	$18,431	$8,042	$(1,861)
Non-interest income	$13,222	$16,403	$4,316	$(3,181)	$12,087
Non-interest expense	$(12,360)	$(9,256)	$(9,727)	$(3,104)	$471
Net income before provision for income taxes	$25,474	$23,717	$13,020	$1,757	$10,697

Interest income

Interest income of $65.9 million for the year ended December 31, 2019 in our acquisitions segment represented an increase of $18.7 million from the prior year, primarily due to an increase in interest income generated on our acquired SBC loan portfolio due to a higher average carrying value of the portfolio ($1.1 billion at December 31, 2019 compared to $548.5 million as of December 31, 2018) as a result of $763.9 million of acquisitions of new SBC loans, offset by pay-downs of existing acquired SBC loans.

Interest income of $47.2 million for the year ended December 31, 2018 in our acquisitions segment represented an increase of $10.0 million from the prior year, primarily due to an increase in interest income generated on our acquired SBC loan portfolio due to a higher average carrying value of the portfolio ($548.5 million as of December 31, 2018 compared to $383.3 million as of December 31, 2017) as a result of $380.4 million of acquisitions of new SBC loans, offset by pay-downs of existing acquired SBC loans.

Interest expense

Interest expense of $40.5 million for the year ended December 31, 2019 in our acquisitions segment represented an increase of $11.6 million from the prior year, reflecting an increase in borrowing needs, as a result of additional acquisitions of SBC loans and a higher average carrying value of the acquired loan portfolio.

Interest expense of $28.9 million for the year ended December 31, 2018 in our acquisitions segment represented an increase of $12.2 million from the prior year, reflecting an increase in borrowing needs, as a result of additional acquisitions of SBC loans and a higher average carrying value of the acquired loan portfolio.

Provision for loan losses

Provision for loan losses of $0.8 million for the year ended December 31, 2019 in our acquisitions segment represented a decrease of $0.9 million from the prior year, reflecting a reduction in our credit deteriorated loan portfolio due to pay-downs and sales and our increased focus on newer loan vintages with better credit qualities and acquisitions of performing SBC loans. As of December 31, 2019, our purchased credit impaired portfolio of SBC loans was $50.5 million, compared to $66.0 million as of December 31, 2018.

Provision for loan losses of $1.7 million for the year ended December 31, 2018 in our acquisitions segment represented a decrease of $0.3 million from the prior year, reflecting a reduction in our credit deteriorated loan portfolio due to pay-downs and sales and our increased focus on new loan originations with better credit qualities and acquisitions of performing SBC loans. As of December 31, 2018, our purchased credit impaired portfolio of SBC loans was $66.0 million, compared to $90.6 million as of December 31, 2017.

Non-interest income

Non-interest income of $13.2 million for the year ended December 31, 2018 represented a decrease of $3.2 million from the prior year, reflecting a $6.0 million decrease in income generated on our equity method investments. This was partially offset by a $2.3 million increase in income on purchased future receivables acquired as part of our acquisition of Knight Capital.

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

Non-interest expense

Non-interest expense of $12.4 million for the year ended December 31, 2019 in our acquisitions segment represented an increase of $3.1 million compared to the year ended December 31, 2018, as a result of an increase in loan servicing expense of $0.7 million and an increase in employee compensation expense of $1.8 million driven by the Knight Capital acquisition.

Non-interest expense of $9.3 million for the year ended December 31, 2018 in our acquisitions segment represented an decrease of $0.5 million compared to the year ended December 31, 2017, as a result of an decrease in professional fee expense of $0.2 million and a decrease in employee compensation expense of $0.2 million.

SBC Originations Segment Results

	For the Year Ended December 31,			$ Change
(In Thousands)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Interest income	$127,495	$81,752	$59,021	$45,743	$22,731
Interest expense	(90,677)	$(60,879)	$(35,121)	(29,798)	(25,758)
Net interest income before provision for loan losses	$36,818	$20,873	$23,900	$15,945	$(3,027)
Provision for loan losses	(319)	(13)	(195)	(306)	182
Net interest income after provision for loan losses	$36,499	$20,860	$23,705	$15,639	$(2,845)
Non-interest income	$20,448	$23,386	$22,597	$(2,938)	$789
Non-interest expense	$(25,451)	$(24,375)	$(21,881)	$(1,076)	$(2,494)
Net income before provision for income taxes	$31,496	$19,871	$24,421	$11,625	$(4,550)

Interest income

Interest income of $127.5 million for the year ended December 31, 2019 in our SBC originations segment represented an increase of $45.7 million from the prior year primarily reflecting an increase in SBC loan originations, resulting in higher average loan balances. Originated SBC loan balances increased to $2.3 billion in the current year, or 55%, compared to 2018, primarily driven by an increase in transitional loan originations and fixed-rate SBC loan originations during the year ended December 31, 2019 compared to the year ended December 31, 2018. Originated transitional loans contributed $69.2 million in interest income during the year ended December 31, 2018, representing a $20.7 million increase from the year ended December 31, 2018. Originated SBC loans contributed $53.0 million in interest income during the year ended December 31, 2019, representing a $24.4 million increase from the year ended December 31, 2018.

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

Interest expense

Interest expense of $90.7 million in our SBC originations segment represented an increase of $29.8 million from the prior year ended December 31, 2018, as a result of an increase in borrowing needs required to finance new SBC loan originations.

Interest expense of $60.9 million in our SBC originations segment represented an increase of $25.8 million from the prior year ended December 31, 2017, as a result of an increase in borrowing needs required to finance new SBC loan originations, which increased 37% during the year ended December 31, 2018, compared to the year ended December 31, 2017.

Non-interest income

Non-interest income of $20.4 million in our SBC originations segment represented a decrease of $2.9 million from the prior year ended December 31, 2018 primarily reflecting a $1.6 million decrease in realized gains on sales of Freddie Mac loans and a decrease of $1.6 million on realized gains on the creation of Freddie Mac MSRs. This was partially offset by an increase in servicing income of $0.5 million on Freddie Mac loans.

Non-interest income of $23.4 million in our SBC originations segment represented an increase of $0.8 million from the prior year ended December 31, 2017 primarily reflecting an increase in servicing income of $0.4 million as a result of an increase in the Freddie Mac loan balances that are serviced by the Company.

Non-interest expense

Non-interest expense of $25.5 million in our SBC originations segment represented an increase of $1.1 million from the prior year ended December 31, 2018,  primarily reflecting an increase in loan servicing expense of $1.8 million and an increase in other operating expense of $0.8 million. This was partially offset by a decrease in employee compensation expense of $1.9 million.

Non-interest expense of $24.4 million in our SBC originations segment represented an increase of $2.5 million from the prior year ended December 31, 2017, primarily reflecting an increase in loan servicing expense of $1.5 million, other operating expenses of $0.7 million, and an increase in employee compensation expense of $0.3 million.

SBA Originations, Acquisitions and Servicing Segment Results

	For the Year Ended December 31,			$ Change
(In Thousands)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Interest income	$32,096	$36,706	$38,108	$(4,610)	$(1,402)
Interest expense	(14,864)	(16,218)	(16,098)	1,354	(120)
Net interest income before provision for loan losses	$17,232	$20,488	$22,010	$(3,256)	$(1,522)
Provision for loan losses	(2,557)	39	(142)	(2,596)	181
Net interest income after provision for loan losses	$14,675	$20,527	$21,868	$(5,852)	$(1,341)
Non-interest income	$22,461	$22,088	$16,961	$373	$5,127
Non-interest expense	$(24,118)	$(18,227)	$(15,100)	$(5,891)	$(3,127)
Net income before provision for income taxes	$13,018	$24,388	$23,729	$(11,370)	$659

Interest income

      Interest income of $32.1 million for the year ended December 31, 2019 in our SBA originations, acquisitions, and servicing segment represented a decrease of $4.6 million from the prior year ended December 31, 2018 primarily due to a reduction of interest income generated on our acquired SBA 7(a) loan portfolio as we have shifted capital to new SBA loan originations. Although our SBA loan originations increased in the current year compared to the prior year, this did not result in a direct, proportional increase in interest income, but rather, resulted in a realized gain on the sale of the SBA loan and an increase in servicing income, as we typically sell a 75% pro-rata interest in the loan at a premium, while retaining 25%, and also retain the servicing rights on the loan. Thus, the reduction in interest income is offset by an increase in realized gains on sales of SBA loans and an increase in originated SBA loans servicing income, discussed further below.

      Interest income of $36.7 million for the year ended December 31, 2018 in our SBA originations, acquisitions, and servicing segment represented a decrease of $1.4 million from the prior year ended December 31, 2017 primarily due to a reduction of interest income generated on our acquired SBA 7(a) loan portfolio as we have shifted capital to new SBA loan originations. Although our SBA loan originations increased $81.3 million in the current year, or 62%, compared to the prior year, this did not result in a direct, proportional increase in interest income, but rather, resulted in a realized gain on the sale of SBA loans and an increase in servicing income, as we typically sell a 75% pro-rata interest in the loan at a premium, while retaining 25%, and also retain the servicing rights on the loan. Thus, the reduction in interest income is offset by an increase in realized gains on sales of SBA loans and an increase in originated SBA loans servicing income, discussed further below.

Interest expense

Interest expense of $14.9 million for the year ended December 31, 2019 in our SBA originations, acquisitions, and servicing segment represented a decrease of $1.3 million from the prior year ended December 31, 2018 primarily reflecting an reduction in borrowing activities under secured borrowings and guaranteed loan financing due to the reduced need to finance acquired SBA 7(a) loans on our balance sheet and originated SBA 7(a) loans, due to sales of the 75% pro-rata interest of these loans, while only 25% is retained on our consolidated balance sheet.

Interest expense of $16.2 million for the year ended December 31, 2018 in our SBA originations, acquisitions, and servicing segment remained relatively flat compared to the year ended December 31, 2017.

Provision for loan losses

Provision for loan losses of $2.6 million for the year ended December 31, 2019 in our SBA originations, acquisitions, and servicing segment represented an increase of $2.6 million from the prior year, reflecting a $0.6 million increase in the general allowance for loan losses on originated SBA 7(a) loans as a result of a larger average carrying value of the portfolio and a $0.6 million increase in specific allowance for loan losses on originated SBA 7(a) loans. In addition, there was an increase in specific allowance for loan losses on the legacy acquired SBA 7(a) loan portfolio of $0.8 million during the year ended December 31, 2019.

There was an immaterial provision for loan losses reserve recorded during the year ended December 31, 2018 in our SBA originations, acquisitions, and servicing segment, which remained relatively flat compared to the year ended December 31, 2017.

Non-interest income

Non-interest income of $22.5 million for the year ended December 31, 2019 in our SBA originations, acquisitions, and servicing segment represented an increase of $0.4 million from the prior year ended December 31, 2018 primarily reflecting a decrease in realized gains of $0.7 million as a result of sales of originated SBA loans, offset by unrealized losses on SBA loans, held for sale, at fair value of $0.2 million.

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

Non-interest expense

Non-interest expense of $24.1 million for the year ended December 31, 2019 in our SBA originations, acquisitions, and servicing segment represented an increase of $5.9 million from the prior year ended December 31, 2018 primarily reflecting an increase in employee compensation expense of $3.2 million and an increase in other operating expenses of $2.5 million.

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

Residential Mortgage Banking Segment Results

	For the Year Ended December 31,			$ Change
(In Thousands)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Interest income	$4,403	$3,798	$3,978	$605	$(180)
Interest expense	(5,837)	(3,195)	(3,145)	(2,642)	(50)
Net interest income before provision for loan losses	$(1,434)	$603	$833	$(2,037)	$(230)
Provision for loan losses	-	-	-	-	-
Net interest income after provision for loan losses	$(1,434)	$603	$833	$(2,037)	$(230)
Non-interest income	$87,858	$86,015	$96,934	$1,843	$(10,919)
Non-interest expense	$(90,685)	$(71,934)	$(90,321)	$(18,751)	$18,387
Net income before provision for income taxes	$(4,261)	$14,684	$7,446	$(18,945)	$7,238

Interest income

Interest income of $4.4 million for the year ended December 31, 2019 in our residential mortgage banking segment represented an increase of $0.6 million from the prior year ended December 31, 2018 reflecting an increase in overall loan originations and balance sheet carrying values of loans.

Interest income of $3.8 million in our residential mortgage banking segment for the year ended December 31, 2018 remained relatively flat compared to the prior year ended December 31, 2017.

Interest expense

Interest expense of $5.8 million for the year ended December 31, 2019 in our residential mortgage banking segment represented an increase of $2.6 million from the prior year ended December 31, 2018 reflecting a need to finance a greater number of loans.

Interest expense of $3.2 million in our residential mortgage banking segment for the year ended December 31, 2018  remained relatively flat compared to the prior year ended December 31, 2017.

Non-interest income

Non-interest income of $87.9 million in our residential mortgage banking segment for the year ended December 31, 2018 represented an increase of $1.8 million compared to the prior year ended December 31, 2018 as a result of an increase in revenue generated on residential mortgage banking activities of $23.6 million, an increase in loan servicing income of $2.3 million, offset by unrealized losses on residential MSRs carried at fair value of $24.3 million.

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

Non-interest expense

Non-interest expense of $90.7 million in our residential mortgage banking segment for the year ended December 31, 2019 represented an increase of $18.8 million compared to the prior year ended December 31, 2018 as a result of an increase in variable expenses on residential mortgage banking activities due to increased loan origination volumes.

Non-interest expense of $71.9 million in our residential mortgage banking segment for the year ended December 31, 2018 represented a decrease of $18.4 million compared to the prior year ended December 31, 2017 as a result of a decrease in variable expenses on residential mortgage banking activities, which is the result of a reduction in loan originations during the year ended December 31, 2018.

Corporate - Other

Interest expense

There was no interest expense incurred during the years ended December 31, 2019 and 2018 as all borrowings from corporate debt offerings were deployed to the business segments. This represented a $3.5 million decrease from the year ended December 31, 2017, relating to borrowing costs associated with our unallocated funds generated by our senior secured notes and convertible notes, both of which were issued during 2017.

Non-interest income

There was a $30.6 million bargain purchase gain for the year ended December 31, 2019 related to our acquisition of ORM. There were no other material non-interest income items during the years ended December 31, 2019, 2018, or 2017.

Non-interest expense

Non-interest expense of $31.9 million for the year ended December 31, 2019 increased $12.0 million compared to the year ended December 31, 2018, as a result of merger-related expenses of $7.8 million, an increase in management fee expenses of $1.5 million, and an increase in employee compensation expense of $2.4 million.

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

The following table presents our summarized consolidated results of operations and reconciliation to core earnings for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
(in thousands)	2019	2018	2017	Change 2019 vs 2018	Change 2018 vs 2017
Net Income	$75,056	$61,457	$45,814	$13,599	$15,643
Reconciling items:
Unrealized (gain) loss on MSRs	18,567	(4,206)	4,000	22,773	(8,206)
Unrealized (gain) loss on MBS	234	381	(1,077)	(147)	1,458
Merger transaction costs	8,059	-	70	8,059	(70)
Bargain purchase gain	(30,728)	-	-	(30,728)	-
Non-recurring expenses	793	-	-	793	-
Restricted Stock Unit (RSU) grant to Independent Directors	-	-	290	-	(290)
Total reconciling items	$(3,075)	$(3,825)	$3,283	$750	$(7,108)
Income tax adjustments	(4,720)	1,059	(2,119)	(5,779)	3,178
Core Earnings	$67,261	$58,690	$46,978	$8,571	$11,713
Core Earnings per common share - basic and diluted	$1.54	$1.76	$1.41	$(0.22)	$0.35

Year ended December 31, 2019 compared to year ended December 31, 2018

Consolidated net income increased by $13.6 million, from $61.5 million during the year ended December 31, 2018 to $75.1 million during the year ended December 31, 2019. Consolidated core earnings increased by $8.6 million, from $58.7 million during the year ended December 31, 2018 to $67.3 million during the year ended December 31, 2019.

The increase in consolidated net income was primarily due to a bargain purchase gain of $30.7 million in 2019, which was partially offset by merger transaction costs of $8.1 million relating primarily to our acquisition of ORM. The increase in consolidated net income was also attributable to an increase in net interest income after provision for loan losses of $15.8 million, which was offset by after-tax unrealized losses of $13.8 million on our residential mortgage servicing rights that are carried at fair value.

The increase in consolidated core earnings of $8.6 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily due to an increase in SBC loan originations of $514.6 million during the year ended December 31, 2019 from $1.2 billion to $1.7 billion. The increase was also attributable to an increase in loan acquisitions of $341.9 million during the year ended December 31, 2019 from $380.6 million to $722.5 million.

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

The following table presents our summarized consolidated results of operations and reconciliation to core earnings for the three months ended December 31, 2019 and December 31, 2018:

	Three Months Ended December 31,
(in thousands)	2019	2018	Change
Net Income	$20,936	$9,486	$11,450
Reconciling items:
Unrealized loss on mortgage servicing rights	(2,482)	2,171	(4,653)
Merger transaction costs	1,938	-	1,938
Unrealized loss on mortgage-backed securities	29	226	(197)
Total reconciling items	$(515)	$2,397	$(2,912)
Income tax adjustments	544	(547)	1,091
Core earnings	$20,965	$11,336	$9,629
Core earnings	$0.43	$0.34	$0.09

Three months ended December 31, 2019 compared to the three months ended December 31, 2018

Consolidated net income increased by $11.4 million, from $9.5 million during the three months ended December 31, 2018 to $20.9 million during the three months ended December 31, 2019. Core earnings increased by $9.6 million, from $11.3 million during the three months ended December 31, 2018 to $21.0 million during the three months ended December 31, 2019.

The increase in consolidated net income and core earnings were primarily due to an increase in interest income recognized on loans as a result of an increase in loan origination activities, particularly an increase in transitional loan originations during the three months ended December 31, 2019 and an increase in gains on sales of SBA loans, held-for-sale, at fair value.

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

Liquidity and Capital Resources

Liquidity is a measure of our ability to turn non-cash assets into cash and to meet potential cash requirements. We use significant cash to purchase SBC loans and other target assets, originate new SBC loans, pay dividends, repay principal and interest on our borrowings, fund our operations and meet other general business needs. Our primary sources of liquidity will include our existing cash balances, borrowings, including securitizations, re-securitizations, repurchase agreements, warehouse facilities, bank credit facilities (including term loans and revolving facilities), the net proceeds of this and future offerings of equity and debt securities, including our Senior Secured Notes, Corporate debt, and Convertible Notes, and net cash provided by operating activities.

Cash flow activity for the years ended December 31, 2019, 2018, and 2017

The following table provides a summary of the net change in our cash and cash equivalents:

	Year ended December 31,
(in thousands)	2019	2018	2017
Cash flows provided by (used in) operating activities	$(52,397)	$140,297	$352,489
Cash flows provided by (used in) investing activities	$(1,212,792)	$(580,759)	$(235,728)
Cash flows provided by (used in) financing activities	$1,298,199	$444,478	$(106,502)

Net increase in cash and cash equivalents and restricted cash	$33,010	$4,016	$10,259

Year ended December 31, 2019 compared to the year ended December 31, 2018

Cash and cash equivalents increased by $33.0 million during the year ended December 31, 2019, reflecting:

•

Net cash used in operating activities of $52.4 million for the year related primarily to realized gains on financial instruments of $101.8 million and general changes in operating assets and liabilities.

•	Net cash used in investing activities of $1.2 billion for the current year related primarily to:
-	Cash outflows of $2.0 billion relating to originations and purchases of loans, offset by cash inflows relating to repayments of loans of $826.7 million.
-	Cash outflows of $26.7 million relating to a joint venture investments, offset by cash inflows of $19.0 million relating to sales of real estate owned.

•	Net cash provided by financing activities of $1.3 billion for the current year related primarily to:
-	Proceeds from issuances of securitized debt of $1.4 billion, offset by repayments of $477.0 million
-	Net proceeds from secured borrowings of $312.9 million as a result of an increase in our origination and acquisition activities resulting in a greater need to finance these loans
-	Proceeds provided by our issuance of corporate debt of $102.3 million

-	Proceeds provided by our December 2019 offering of common stock of $91.8 million

Year ended December 31, 2018 compared to the year ended December 31, 2017

Cash and cash equivalents increased by $4.0 million during the year ended December 31, 2018, reflecting:

•	Net cash provided by operating activities of $140.3 million for the year related primarily to:
-	Proceeds on sales and principal payments of loans, held for sale, at fair value of $2.6 billion, offset by $2.4 billion of originations and purchases of loans, held for sale, at fair value.
-	Cash outflows relating to other general changes in operating assets and liabilities.

•	Net cash used in investing activities of $580.8 million for the current year related primarily to:
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

Collateralized borrowings under repurchase agreements

       The following table presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase agreements during the quarter and the highest balance of any month end during the quarter (dollars in thousands):

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q1 2017	$632,951	$616,902	$632,951
Q2 2017	520,169	576,560	520,169
Q3 2017	320,371	420,270	433,183
Q4 2017	382,612	351,492	382,612
Q1 2018	446,663	414,638	446,663
Q2 2018	443,263	444,963	447,751
Q3 2018	610,251	526,757	610,251
Q4 2018	635,233	622,742	635,233
Q1 2019	597,963	604,107	635,233
Q2 2019	612,383	605,173	612,383
Q3 2019	876,163	744,273	876,163
Q4 2019	809,189	842,676	876,163

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

The net increase in the outstanding balances during 2019 was primarily due to the increased loan origination and acquisition activity, which resulted in a greater need to finance these assets, which was accomplished using borrowings under repurchase agreements. These balances were partially paid down during the fourth quarter of 2019 using proceeds received from our securitization activities and equity issuances.

Debt facilities

     We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by loans and investments. The following is a summary of our debt facilities:

							Carrying Value at
Lender	Asset Class	Current Maturity	Pricing	Facility Size		Pledged Assets Carrying Value	December 31, 2019	December 31, 2018
JPMorgan	Acquired loans, SBA loans	August 2020	1M L + 2.00 to 2.50%	$250,000		$207,030	$88,972	$68,417
Keybank	Freddie Mac loans	February 2020	1M L + 1.50%	125,000		21,775	21,513	22,973
East West Bank	SBA loans	July 2020	Prime - 0.821 to + 0.29%	50,000		16,992	13,294	27,443
Credit Suisse	Acquired loans (non USD)	December 2021	Euribor + 2.50%	224,500	(a)	52,500	37,646	—
FCB	Acquired loans	June 2021	2.75%	1,399		1,778	1,354	2,974
Comerica Bank	Residential loans	April 2020	1M L + 1.75%	100,000		60,303	56,822	40,231
TBK Bank	Residential loans	July 2020	Variable Pricing	100,000		53,577	52,151	—
Origin Bank	Residential loans	May 2020	Variable Pricing	50,000		16,275	15,343	12,870
Associated Bank	Residential loans	November 2020	1M L + 1.50%	40,000		6,508	5,823	15,907
East West Bank	Residential MSRs	September 2023	1M L + 2.50%	50,000		61,304	39,900	8,500
Credit Suisse	Purchased future receivables	June 2021	1M L + 4.50%	50,000		43,265	34,900	—
Rabobank	Real estate	January 2021	4.22%	14,500		19,950	12,485	—
Total borrowings under credit facilities (b)				$1,055,399		$561,257	$380,203	$199,315
Citibank	Fixed rate, Transitional, Acquired loans	August 2020	1M L + 1.875 to 2.125%	$500,000		$194,474	$124,718	$194,117
Deutsche Bank	Fixed rate, Transitional loans	November 2021	3M L + 2.00 to 2.40%	425,000		182,757	141,356	239,972
JPMorgan	Transitional loans	February 2020	1M L + 2.25 to 4.00%	275,000		344,656	250,466	96,343
JPMorgan	MBS	April 2020	3.15 to 4.52%	93,715		129,268	93,715	24,881
Deutsche Bank	MBS	February 2020	3.42 to 3.93%	44,730		60,120	44,730	17,425
Citibank	MBS	February 2020	3.10 to 4.14%	56,189		77,355	56,189	—
Bank of America	MBS	January 2020	2.44 to 2.74%	38,954		44,412	38,954	—
RBC	MBS	April 2020	3.39 to 3.71%	59,061		74,161	59,061	62,494
Total borrowings under repurchase agreements (c)				$1,492,649		$1,107,203	$809,189	$635,232
Total secured borrowings				$2,548,048		$1,668,460	$1,189,392	$834,547

(a) The current facility size is €200.0 million, but has been converted into USD for purposes of this disclosure.

(b) The weighted average interest rate of borrowings under credit facilities was 4.2% and 4.6% as of December 31, 2019 and 2018, respectively.

(c) The weighted average interest rate of borrowings under repurchase agreements was 4.3% and 4.0% as of December 31, 2019 and 2018, respectively.

Financing facilities

Deutsche Bank loan repurchase facility

Our subsidiaries, ReadyCap Commercial, LLC (“ReadyCap Commercial”), Sutherland Asset I, LLC (“Sutherland Asset I”), and Sutherland Warehouse Trust II, LLC (“Sutherland Warehouse Trust II”) renewed their master repurchase agreement in January 2020, pursuant to which ReadyCap Commercial, Sutherland Asset I and Sutherland Warehouse Trust II may be advanced an aggregate principal amount of up to $425 million on originated mortgage loans (the “DB Loan Repurchase Facility”). As of December 31, 2019, we had $141.4 million outstanding under the DB Loan Repurchase Facility. The DB Loan Repurchase Facility is used to finance SBC loans, and the interest rate is LIBOR plus a spread, which varies depending on the type and age of the loan. The DB Loan Repurchase Facility has been extended through February 2020 and our subsidiaries have an option to extend the DB Loan Repurchase Facility for an additional year, subject to certain conditions. ReadyCap Commercial’s, Sutherland Asset I’s, and Sutherland Warehouse Trust II’s obligations are fully guaranteed by us.

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

JPMorgan loan repurchase facility

Our subsidiaries, ReadyCap Warehouse Financing, LLC (“ReadyCap Warehouse Financing”) and Sutherland Warehouse Trust, LLC (“Sutherland Warehouse Trust”) entered into a master repurchase agreement in December 2015, pursuant to which ReadyCap Warehouse Financing and Sutherland Warehouse Trust, may sell, and later repurchase, mortgage loans in an aggregate principal amount of up to $275 million. Our subsidiaries renewed their master repurchase agreement with JPMorgan on in February 2020 (the “JPM Loan Repurchase Facility”). As of December 31, 2019, we had $250.5 million outstanding under the JPM Loan Repurchase Facility. The JPM Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is LIBOR plus a spread, which is determined by the lender on an asset-by-asset basis. The JPM Loan Repurchase Facility is committed through December 10, 2020, and ReadyCap Warehouse Financing’s and Sutherland Warehouse Trust’s obligations are fully guaranteed by us.

The eligible assets for the JPM Loan Repurchase Facility are loans secured by first and junior mortgage liens on commercial properties and subject to approval by JPM as the Buyer. The principal amount paid by the bank for each mortgage loan is based on the principal balance of such mortgage loan. ReadyCap Warehouse Financing and Sutherland Warehouse Trust paid the bank a structuring fee and are also required to pay the bank unused fees for the JPM Loan Repurchase Facility, as well as certain other administrative costs and expenses. The JPM Loan Repurchase Facility also includes financial maintenance covenants, which include (i) total stockholders’ equity must not be permitted to be less than the sum of (a) 60% of total stockholders’ equity as of the closing date of the facility plus (b) 50% of the net proceeds of any equity issuance after the closing date (ii) maximum leverage of 3:1 and (iii) liquidity equal to at least the lesser of (a) 4% of the sum of (without duplication) (1) any outstanding indebtedness plus (2) amounts due under the repurchase agreement and (b) $15.0 million.

Citibank loan repurchase agreement

Our subsidiaries, Waterfall Commercial Depositor, LLC, Sutherland Asset I, LLC, and ReadyCap Commercial, LLC renewed a master repurchase agreement in August 2019 with Citibank, N.A. (the "Citi Loan Repurchase Facility" and, together with the DB Loan Repurchase Facility and the JPM Loan Repurchase Facility, the "Loan Repurchase Facilities"), pursuant to which Waterfall Commercial Depositor and Sutherland Asset I may sell, and later repurchase, a trust certificate (the “Trust Certificate”), representing interests in mortgage loans in an aggregate principal amount of up to $500 million. As of December 31, 2019, we had $124.7 million outstanding under the Citi Loan Repurchase Facility. The Citi Loan Repurchase Facility is used to finance SBC loans, and the interest rate is one month LIBOR plus a spread, depending on asset characteristics. The Citi Loan Repurchase Facility is committed for a period of 364 days, and Waterfall Commercial Depositor’s, Sutherland Asset I’s, and ReadyCap Commercial, LLC’s obligations are fully guaranteed by us.

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

Securities repurchase agreements

As of December 31, 2019, we had $385.3 million of secured borrowings related to SBC ABS and pledged Trust Certificates with five counterparties (lenders).

General statements regarding loan and securities repurchase facilities

At December 31, 2019, we had $741.0 million in fair value of Trust Certificates and loans pledged against our borrowings under the Loan Repurchase Facilities and $271.9 million in fair value of SBC ABS and short term investments pledged against our securities repurchase agreement borrowings.

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

JPMorgan credit facility

We renewed our master loan and security agreement with JPMorgan in June 2018 providing for a credit facility of up to $250 million. As of December 31, 2019, we had $89.0million outstanding under this credit facility. The credit facility is structured as a secured loan facility in which ReadyCap Lending and Sutherland 2016‑1 JPM Grantor Trust act as borrowers. Under this facility, ReadyCap and Sutherland 2016-1 JPM Grantor Trust pledge loans guaranteed by the SBA under the SBA Section 7(a) Loan Program, SBA 504 loans and other loans which were part of the CIT loan acquisition. We act as a guarantor under this facility. The agreement contains financial maintenance covenants, which include (i) total stockholders’ equity must not be permitted to be less than the sum of (a) 60% of total stockholders’ equity as of the closing date of the facility plus (b) 50% of the net proceeds of any equity issuance after the closing date (ii) maximum leverage of 3:1 and (iii) liquidity equal to at least the lesser of (a) 4% of the sum of (without duplication) (1) any outstanding indebtedness plus (2) amounts due under the repurchase agreement and (b) $25,000,000. The amended terms have an interest rate based on loan type ranging from one month LIBOR (reset daily), plus a spread. The term of the facility is one year, with an option to extend for an additional year.

At December 31, 2019, we had a leverage ratio of 1.9x on a recourse debt-to-equity basis.

We maintain certain assets, which, from time to time, may include cash, unpledged SBC loans, SBC ABS and short term investments (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by our counterparties, or collectively, the “Cushion”, to meet routine margin calls and protect against unforeseen reductions in our borrowing capabilities. Our ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of our investments, our cash position and margin requirements. Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs. At December 31, 2019, we were in compliance with all debt covenants.

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

Other credit facilities

GMFS funds its origination platform through warehouse lines of credit with five counterparties with total borrowings outstanding of $170.0 million at December 31, 2019. GMFS utilizes committed warehouse lines of credit agreements ranging from $40.0 million to $100.0 million, with expiration dates between March 2019 and September 2023. The lines of credit are collateralized by the underlying mortgages, related documents, and instruments, and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved. These agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. We were in compliance with all significant debt covenants as of December 31, 2019.

Public offerings

Debt offerings

Convertible notes

On August 9, 2017, we closed an underwritten public sale of $115.0 million aggregate principal amount of its 7.00% convertible senior notes due 2023 (the “Convertible Notes”). The Convertible Notes will mature on August 15, 2023, unless earlier repurchased, redeemed or converted. During certain periods and subject to certain conditions, the Convertible Notes will be convertible by holders into shares of our common stock at an initial conversion rate of 1.4997 shares of common stock per $25 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $16.67 per share of common stock. Upon conversion, holders will receive, at our discretion, cash, shares of our common stock or a combination thereof.

We may, upon the satisfaction of certain conditions, redeem all or any portion of the Convertible Notes, at its option, on or after August 15, 2021, at a redemption price payable in cash equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest. Additionally, upon the occurrence of certain corporate transactions, holders may require us to purchase the Convertible Notes for cash at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest.

As of December 31, 2019, we were in compliance with all covenants with respect to the Convertible notes.

Corporate debt

On April 27, 2018, we completed the public offer and sale of $50,000,000 aggregate principal amount of its 6.50% Senior Notes due 2021 ( the “2021 Notes”). We issued the 2021 Notes under a base indenture, dated August 9, 2017, as supplemented by the second supplemental indenture, dated as of April 27, 2018, between us and U.S. Bank National Association, as trustee. The 2021 Notes bear interest at a rate of 6.50% per annum, payable quarterly in arrears on

January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018. The 2021 Notes will mature on April 30, 2021, unless earlier redeemed or repurchased.

Prior to April 30, 2019, the 2021 Notes are not redeemable by us. We may redeem for cash all or any portion of the 2021 Notes, at its option, on or after April 30, 2019 and before April 30, 2020 at a redemption price equal to 101% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. On or after April 30, 2020, we may redeem for cash all or any portion of the 2021 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we undergo a change of control repurchase event, holders may require it to purchase the 2021 Notes, in whole or in part, for cash at a repurchase price equal to 101% of the aggregate principal amount of the 2021 Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase, as described in greater detail in the Indenture.

The 2021 Notes are our senior direct unsecured obligations and will not be guaranteed by any of its subsidiaries, except to the extent described in the Indenture upon the occurrence of certain events. The 2021 Notes rank equal in right of payment to any of our existing and future unsecured and unsubordinated indebtedness; effectively junior in right of payment to any of its existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness, other liabilities (including trade payables) and (to the extent not held by us) preferred stock, if any, of its subsidiaries.

On July 22, 2019, we completed the public offer and sale of $57.5 million aggregate principal amount of its 6.20% Senior Notes due 2026 (the “2026 Notes” and together with the 2021 Notes, the “Corporate Debt”), which includes $7.5 million aggregate principal amount of the 2026 Notes relating to the full exercise of the underwriters’ over-allotment option.  The net proceeds from the sale of the 2026 Notes are approximately $55.3 million, after deducting underwriters’ discount and estimated offering expenses.  We will contribute the net proceeds to Sutherland Partners, L.P. (the “Operating Partnership”), its operating partnership subsidiary, in exchange for the issuance by the Operating Partnership of a senior unsecured note with terms that are substantially equivalent to the terms of the 2026 Notes.  The Operating Partnership intends to use the net proceeds to originate or acquire our target assets and for general business purposes.

The 2026 Notes bear interest at a rate of 6.20% per annum, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, beginning on October 30, 2019.  The 2026 Notes will mature on July 30, 2026, unless earlier repurchased or redeemed.

We may redeem for cash all or any portion of the 2026 Notes, at its option, on or after July 30, 2022 and before July 30, 2025 at a redemption price equal to 101% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.  On or after July 30, 2025, we may redeem for cash all or any portion of the 2026 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.  If we undergo a change of control repurchase event, holders may require it to purchase the 2026 Notes, in whole or in part, for cash at a repurchase price equal to 101% of the aggregate principal amount of the 2026 Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase, as described in greater detail in the Indenture.

The 2026 Notes are our senior unsecured obligations and will not be guaranteed by any of its subsidiaries, except to the extent described in the Indenture upon the occurrence of certain events.  The 2026 Notes rank equal in right of payment to any of our existing and future unsecured and unsubordinated indebtedness; effectively junior in right of payment to any of its existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness, other liabilities (including trade payables) and (to the extent not held by us) preferred stock, if any, of its subsidiaries.

On December 2, 2019, we completed the public offer and sale of $45.0 million aggregate principal amount of the 2026 Notes. The new notes have the same terms (expect with respect to issue date, issue price and the date from which interest will accrue) as, are fully fungible with and are treated as a single series of debt securities as, the 6.20% Senior Notes due 2026 we issued on July 22, 2019.

As of December 31, 2019, we were in compliance with all covenants with respect to the corporate debt.

Equity offering

In December 2019, we completed a public offering of 6,000,000 shares of our common stock at a public offering price of $15.30 per share and an additional 900,000 shares of common stock at a public offering price of $15.30 per share pursuant to the underwriter’s full exercise of the over-allotment option in January 2020. Proceeds, net of offering costs and expenses were $ 91.8 million and $13.8 million for December 2019 and January 2020, respectively. There were no equity offerings during 2018.

U.S. federal income tax proposed regulations

The discussion under the heading “Additional U.S. Federal Income Tax Considerations” in our Prospectus dated August 31, 2018, describes certain tax legislative changes applicable to us. As described in the discussion under the heading "Additional U.S. Federal Income Tax Considerations – U.S. Federal Income Tax Legislation – Income Accrual," we and our subsidiaries are required to recognize certain items of income for U.S. federal income tax purposes no later than we would report such items on our financial statements. Pursuant to recently proposed Treasury regulations, which are not yet in effect but upon which taxpayers may rely, generally would exclude, among other items, original issue discount and market discount income from the applicability of this rule

Other long term financing

ReadyCap Holdings’ 7.50% senior secured notes due 2022

During 2017, ReadyCap Holdings LLC, a subsidiary of the Company, issued $140.0 million in 7.50% Senior Secured Notes due 2022. On January 30, 2018 ReadyCap Holdings LLC, issued an additional $40.0 million in aggregate principal amount of 7.50% Senior Secured Notes due 2022, which have identical terms (other than issue date and issue price) to the notes issued during 2017 (collectively “the Senior Secured Notes”). The additional $40.0 million in Senior Secured Notes were priced with a yield to par call date of 6.5%. Payments of the amounts due on the Senior Secured Notes are fully and unconditionally guaranteed by the Company and its subsidiaries: Sutherland Partners LP, Sutherland Asset I, LLC, and ReadyCap Commercial. The funds were used to fund new SBC and SBA loan originations and new SBC loan acquisitions.

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

As of December 31, 2019, we were in compliance with all covenants with respect to the Senior Secured Notes.

Securitization transactions

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

The following table presents information on the securitization structures and related issued tranches of notes to investors:

Deal Name	Collateral Asset Class	Issuance	Active / Collapsed	Bonds Issued (in $ millions)
Trusts (Firm sponsored)
Waterfall Victoria Mortgage Trust 2011-1 (SBC1)	SBC Acquired loans	February 2011	Collapsed	$40.5
Waterfall Victoria Mortgage Trust 2011-3 (SBC3)	SBC Acquired loans	October 2011	Collapsed	143.4
Sutherland Commercial Mortgage Trust 2015-4 (SBC4)	SBC Acquired loans	August 2015	Collapsed	125.4
Sutherland Commercial Mortgage Trust 2018 (SBC7)	SBC Acquired loans	November 2018	Active	217.0
ReadyCap Lending Small Business Trust 2015-1 (RCLT 2015-1)	Acquired SBA 7(a) loans	June 2015	Collapsed	189.5
ReadyCap Lending Small Business Loan Trust 2019-2 (RCLT 2019-2)	Originated SBA 7(a) loans, Acquired SBA 7(a) loans	December 2019	Active	131.0

Real Estate Mortgage Investment Conduits (REMICs)
ReadyCap Commercial Mortgage Trust 2014-1 (RCMT 2014-1)	SBC Originated conventional	September 2014	Active	$181.7
ReadyCap Commercial Mortgage Trust 2015-2 (RCMT 2015-2)	SBC Originated conventional	November 2015	Active	218.8
ReadyCap Commercial Mortgage Trust 2016-3 (RCMT 2016-3)	SBC Originated conventional	November 2016	Active	162.1
ReadyCap Commercial Mortgage Trust 2018-4 (RCMT 2018-4)	SBC Originated conventional	March 2018	Active	165.0
Ready Capital Mortgage Trust 2019-5 (RCMT 2019-5)	SBC Originated conventional	January 2019	Active	355.8
Ready Capital Mortgage Trust 2019-6 (RCMT 2019-6)	SBC Originated conventional	November 2019	Active	430.7
Waterfall Victoria Mortgage Trust 2011-2 (SBC2)	SBC Acquired loans	March 2011	Active	97.6
Sutherland Commercial Mortgage Trust 2018 (SBC6)	SBC Acquired loans	August 2017	Active	139.4
Sutherland Commercial Mortgage Trust 2019 (SBC8)	SBC Acquired loans	June 2019	Active	306.5

Collateralized Loan Obligations (CLOs)
Ready Capital Mortgage Financing 2017– FL1	SBC Originated transitional	August 2017	Collapsed	$198.8
Ready Capital Mortgage Financing 2018 – FL2	SBC Originated transitional	June 2018	Active	217.1
Ready Capital Mortgage Financing 2019 – FL3	SBC Originated transitional	April 2019	Active	320.2

Trusts (Non-firm sponsored)
Freddie Mac Small Balance Mortgage Trust 2016-SB11	Originated agency multi-family	January 2016	Active	$110.0
Freddie Mac Small Balance Mortgage Trust 2016-SB18	Originated agency multi-family	July 2016	Active	118.0
Freddie Mac Small Balance Mortgage Trust 2017-SB33	Originated agency multi-family	June 2017	Active	197.9
Freddie Mac Small Balance Mortgage Trust 2018-SB45	Originated agency multi-family	January 2018	Active	362.0
Freddie Mac Small Balance Mortgage Trust 2018-SB52	Originated agency multi-family	September 2018	Active	505.0
Freddie Mac Small Balance Mortgage Trust 2018-SB56	Originated agency multi-family	December 2018	Active	507.3

We used the proceeds from the sale of the tranches issued to purchase and originate SBC and SBA loans.  We are the primary beneficiary of all firm sponsored securitizations, therefore they are consolidated in our financial statements.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table provides a summary of our contractual obligations as of December 31, 2019:

(in thousands)	Total	< 1 year	1 to 3 years	3 to 5 years	> 5 years
Borrowings under credit facilities	$380,203	$253,918	$86,385	$39,900	$—
Borrowings under repurchase agreements	809,189	667,833	141,356	—	—
Guaranteed loan financing	485,461	537	4,181	8,627	472,116
Senior secured notes	180,000	—	180,000	—	—
Convertible notes	115,000	—	—	115,000	—
Corporate debt	154,250	—	50,000	—	104,250
Future operating lease commitments	5,757	760	4,602	395	—
Total	$2,129,860	$923,048	$466,524	$163,922	$576,366

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard replaced the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects current expected credit losses (“CECL”) on loan balances and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU No. 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. ASU No. 2016-13 is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Subsequent increases and decreases to estimated expected credit losses will flow through the Company’s consolidated statements of income. The CECL reserve required under ASU No. 2016-13 is a valuation account that is deducted from the carrying value of loans held for investment on the Company's consolidated balance sheets.

The Company plans to estimate its CECL reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for each such individual loan. Estimating a CECL reserve requires significant judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) capital senior to us when we are the subordinate lender, and (iv) our current and future view of the macroeconomic environment. Accordingly, the CECL model will affect how we determine our allowance for loan losses and will require us to increase our allowance and recognize provisions for loan losses earlier in the lending cycle. Moreover, the CECL model will create more volatility in the level of our allowance for loan losses. The increase to our level of allowance for loan losses may affect our business, financial condition and results of operations.  The CECL model requires us to recognize a one-time cumulative adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective, which will impact our book value per diluted share of common stock in the first quarter of 2020.

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

Servicing rights impairment

Servicing rights, at amortized cost, are initially recorded at fair value and subsequently carried at amortized cost. We have elected the fair value option on our residential mortgage servicing rights, which are not subject to impairment.

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

The following table projects the impact on our interest income and expense for the twelve month period following December 31, 2019, assuming an immediate increase or decrease of 25, 50, 75 and 100 basis points in LIBOR:

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans held for investment	$4,483	$9,093	$13,583	$17,733	$(1,385)	$(3,038)	$(4,544)	$(5,944)
Interest rate swap hedges	592	1,184	1,776	2,368	(592)	(1,184)	(1,776)	(2,368)
Total	$5,075	$10,277	$15,359	$20,101	$(1,977)	$(4,222)	$(6,320)	$(8,312)
Liabilities
Recourse debt	$(2,107)	$(4,214)	$(6,321)	$(8,428)	$2,107	$4,214	$6,321	$8,428
Non-recourse debt	(1,270)	(2,539)	(3,809)	(5,078)	1,270	2,539	3,809	5,078
Total	$(3,377)	$(6,753)	$(10,130)	$(13,506)	$3,377	$6,753	$10,130	$13,506
Total Net Impact to Net Interest Income (Expense)	$1,698	$3,524	$5,229	$6,595	$1,400	$2,531	$3,810	$5,194

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

The following table summarizes the Company’s exposure to its repurchase agreements and credit facilities counterparties at December 31, 2019:

(in thousands)	Borrowings under repurchase agreements and credit facilities (1)	Assets pledged on borrowings under repurchase agreements and credit facilities	Net Exposure (2)	Exposure as a Percentage of Total Assets
Total Counterparty Exposure	$ 1,189,392	$ 1,668,460	$ 479,068	9.6%

(1) The exposure reflects the difference between (a) the amount loaned to the Company through repurchase agreements and credit facilities, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets

The following table presents information with respect to any counterparty for repurchase agreements for which our Company had greater than 5% of stockholders’ equity at risk in the aggregate at December 31, 2019:

(in thousands)	Counterparty Rating (1)	Amount of Risk (2)	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
JPMorgan Chase Bank, N.A.	A+ / Aa2	$ 129,743	2	15.4%
Citibank, N.A.	A+ / Aa3	$ 90,922	6	10.8%
Deutsche Bank AG	BBB+ / A3	$ 56,791	18	6.7%
(1) The counterparty rating presented is the long-term issuer credit rating as rated at December 31, 2019 by S&P and Moody’s, respectively.

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

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Ready Capital Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ready Capital Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

March 12, 2020

We have served as the Company's auditor since 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Ready Capital Corporation:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Ready Capital Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 12, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 12, 2020

READY CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands)	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$67,928	$54,406
Restricted cash	51,728	28,921
Loans, net (including $20,212 and $22,664 held at fair value)	1,727,984	1,193,392
Loans, held for sale, at fair value	188,077	115,258
Mortgage backed securities, at fair value	92,466	91,937
Loans eligible for repurchase from Ginnie Mae	77,953	74,180
Investment in unconsolidated joint ventures	58,850	33,438
Purchased future receivables, net	43,265	—
Derivative instruments	2,814	2,070
Servicing rights (including $91,174 and $93,065 held at fair value)	121,969	120,062
Real estate, held for sale	58,573	7,787
Other assets	106,925	64,335
Assets of consolidated VIEs	2,378,486	1,251,057
Total Assets	$4,977,018	$3,036,843
Liabilities
Secured borrowings	1,189,392	834,547
Securitized debt obligations of consolidated VIEs, net	1,815,154	905,367
Convertible notes, net	111,040	109,979
Senior secured notes, net	179,289	178,870
Corporate debt, net	149,986	48,457
Guaranteed loan financing	485,461	229,678
Liabilities for loans eligible for repurchase from Ginnie Mae	77,953	74,180
Derivative instruments	5,250	3,625
Dividends payable	21,302	13,346
Accounts payable and other accrued liabilities	97,407	74,719
Total Liabilities	$4,132,234	$2,472,768
Stockholders’ Equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 51,127,326 and 32,105,112 shares issued and outstanding, respectively	5	3
Additional paid-in capital	822,837	540,478
Retained earnings	8,746	5,272
Accumulated other comprehensive loss	(6,176)	(922)
Total Ready Capital Corporation equity	825,412	544,831
Non-controlling interests	19,372	19,244
Total Stockholders’ Equity	$844,784	$564,075
Total Liabilities and Stockholders’ Equity	$4,977,018	$3,036,843

See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(In Thousands, except share data)	2019	2018	2017
Interest income	$229,916	$169,499	$138,305
Interest expense	(151,880)	(109,238)	(74,646)
Net interest income before provision for loan losses	$78,036	$60,261	$63,659
Provision for loan losses	(3,684)	(1,701)	(2,363)
Net interest income after provision for loan losses	$74,352	$58,560	$61,296
Non-interest income
Residential mortgage banking activities	$83,539	$59,852	$83,437
Net realized gain on financial instruments and real estate owned	28,958	38,409	19,329
Net unrealized gain (loss) on financial instruments	(18,790)	4,853	7,000
Servicing income, net of amortization and impairment of $5,811, $5,509 and $6,020	30,665	27,075	22,994
Income on purchased future receivables, net of allowance for doubtful accounts of $5,082	2,362	—	—
Income on unconsolidated joint ventures	6,088	12,148	1,048
Other income	11,078	5,586	7,410
Gain on bargain purchase	30,728	—	—
Total non-interest income	$174,628	$147,923	$141,218
Non-interest expense
Employee compensation and benefits	$(51,237)	$(56,602)	$(55,039)
Allocated employee compensation and benefits from related party	(5,473)	(4,200)	(3,843)
Variable expenses on residential mortgage banking activities	(51,760)	(22,228)	(41,737)
Professional fees	(7,434)	(6,999)	(8,921)
Management fees – related party	(9,578)	(8,176)	(8,059)
Incentive fees – related party	(106)	(1,143)	—
Loan servicing expense	(17,976)	(15,545)	(10,323)
Merger related expenses	(7,750)	—	—
Other operating expenses	(33,162)	(28,747)	(26,939)
Total non-interest expense	$(184,476)	$(143,640)	$(154,861)
Income before provision for income taxes	$64,504	$62,843	$47,653
Income tax benefit (provision)	10,552	(1,386)	(1,839)
Net income	$75,056	$61,457	$45,814
Less: Net income attributable to non-controlling interest	2,088	2,199	2,524
Net income attributable to Ready Capital Corporation	$72,968	$59,258	$43,290

Earnings per common share - basic	$1.72	$1.84	$1.38
Earnings per common share - diluted	$1.72	$1.84	$1.38

Weighted-average shares outstanding
Basic	42,011,750	32,085,975	31,350,102
Diluted	42,047,648	32,102,184	31,351,611

Dividends declared per share of common stock	$1.60	$1.57	$1.48

See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Thousands)	2019	2018	2017
Net Income	$75,056	$61,457	$45,814
Other comprehensive income (loss) - net change by component
Net change in hedging derivatives (cash flow hedges)	$(5,724)	$(954)	$—
Foreign currency translation adjustment	289	—	—
Other comprehensive income (loss)	$(5,435)	$(954)	$—
Comprehensive income (loss)	$69,621	$60,503	$45,814
Less: Comprehensive income attributable to non-controlling interests	(1,907)	(2,167)	(2,524)
Comprehensive income attributable to Ready Capital Corporation	$67,714	$58,336	$43,290
See Notes to Consolidated Financial Statements

READY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

				Retained	Accumulated Other	Total
	Common Stock		Additional Paid-	Earnings	Comprehensive	Ready Capital	Non-controlling
(In thousands, except share data)	Shares	Par Value	In Capital	(Deficit)	Loss	Corporation equity	Interests	Total
Balance at January 1, 2017	30,549,084	$3	$513,295	$(201)	$—	$513,097	$39,005	$552,102
Dividend declared on common stock ($1.48 per share)	—	—	—	(46,474)	—	(46,474)	—	(46,474)
Dividend declared on OP units	—	—	—	—	—	—	(2,570)	(2,570)
Shares issued in exchange of litigation settlement	275,862	—	4,000	—	—	4,000	—	4,000
Incentive shares issued	—	—	—	—		—	—	—
Equity component of 2017 convertible note issuance	—	—	2,065	—	—	2,065	74	2,139
Offering costs	—	—	(68)	—	—	(68)	(2)	(70)
Distributions, net	—	—	—	—	—	—	(56)	(56)
Stock-based compensation	—	—	582	—	—	582	—	582
Conversion of OP units into common stock	1,171,494	—	19,581	—	—	19,581	(19,581)	—
Net income	—	—	—	43,290	—	43,290	2,524	45,814
Balance at December 31, 2017	31,996,440	$3	$539,455	$(3,385)	$—	$536,073	$19,394	$555,467
Dividend declared on common stock ($1.57 per share)	—	—	—	(50,601)	—	(50,601)	—	(50,601)
Dividend declared on OP units	—	—	—	—	—	—	(1,766)	(1,766)
Equity issuances	5,000	—	86	—	—	86	—	86
Offering costs	—	—	(103)	—	—	(103)	—	(103)
Contributions, net	—	—	—	—	—	—	38	38
Equity component of 2017 convertible note issuance	—	—	(322)	—	—	(322)	(12)	(334)
Stock-based compensation	48,617	—	447	—	—	447	—	447
Conversion of OP units into common stock	33,658	—	577	—	—	577	(577)	—
Manager incentive fee paid in stock	21,397	—	338	—	—	338	—	338
Net income	—	—	—	59,258	—	59,258	2,199	61,457
Other comprehensive loss	—	—	—	—	(922)	(922)	(32)	(954)
Balance at December 31, 2018	32,105,112	$3	$540,478	$5,272	$(922)	$544,831	$19,244	$564,075
Dividend declared on common stock ($1.60 per share)	—	—	—	(69,494)	—	(69,494)	—	(69,494)
Dividend declared on OP units	—	—	—	—	—	—	(1,788)	(1,788)
Shares issued pursuant to merger transactions	12,882,323	1	189,610	—	—	189,611	—	189,611
Equity issuances	6,000,000	1	91,799	—	—	91,800	—	91,800
Offering costs	—	—	(408)	—	—	(408)	(2)	(410)
Contributions, net	—	—	—	—	—	—	20	20
Equity component of 2017 convertible note issuance	—	—	(351)	—	—	(351)	(9)	(360)
Stock-based compensation	124,952	—	1,476	—	—	1,476	—	1,476
Manager incentive fee paid in stock	14,939	—	233	—	—	233	—	233
Net income	—	—	—	72,968	—	72,968	2,088	75,056
Other comprehensive loss	—	—	—	—	(5,254)	(5,254)	(181)	(5,435)
Balance at December 31, 2019	51,127,326	$5	$822,837	$8,746	$(6,176)	$825,412	$19,372	$844,784

See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
(In Thousands, except share information)	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$75,056	$61,457	$45,814
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	14,409	15,470	14,525
Provision for loan losses	3,684	1,701	2,363
Impairment loss on real estate, held for sale	1,317	1,086	756
Change in repair and denial reserve	(345)	(163)	—
Proceeds from sale or maturity of short-term investments, net	—	—	320,394
Net settlement of derivative instruments	(6,219)	4,272	(1,256)
Purchase of loans, held for sale, at fair value	(9,149)	(17,481)	(11,195)
Origination of loans, held for sale, at fair value	(2,621,324)	(2,407,492)	(2,508,153)
Proceeds from disposition and principal payments of loans, held for sale, at fair value	2,628,521	2,586,724	2,571,583
Realized gains, net	(101,794)	(88,890)	(94,573)
Unrealized losses (gains), net	18,790	(4,853)	(7,000)
Gain on bargain purchase	(30,728)	—	—
Equity in net income of unconsolidated joint ventures, net of distributions	(5,716)	1,047	(1,048)
Purchased future receivables, net of payoffs	(8,807)	—	—
Allowance for doubtful accounts on purchased future receivables	5,082	—	—
Net changes in operating assets and liabilities
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	(21,265)	(12,088)	24,319
Receivable from third parties	7,556	(2,132)	464
Other assets	(26,286)	1,448	(13,898)
Accounts payable and other accrued liabilities	24,821	191	9,394
Net cash (used in) provided by operating activities	(52,397)	140,297	352,489
Cash Flow From Investing Activities:
Origination of loans	(1,307,143)	(934,607)	(454,975)
Purchase of loans	(739,002)	(369,418)	(147,327)
Purchase of mortgage backed securities, at fair value	(9,593)	(73,305)	(14,448)
Purchase of real estate	(117)	(1,570)	—
Funding of unconsolidated joint ventures	(26,655)	—	(54,321)
Purchase of servicing rights	(894)	(362)	—
Proceeds on unconsolidated joint venture in excess of earnings recognized	15,578	20,884	—
Payment of liability under participation agreements, net of proceeds received	—	(555)	(1,100)
Proceeds from disposition and principal payment of loans	826,702	746,162	422,064
Proceeds from sale and principal payment of mortgage backed securities, at fair value	14,354	30,381	9,577
Proceeds from sale of real estate	18,983	1,631	4,802
Cash paid in connection with Knight Merger, net of cash acquired	(15,827)	—	—
Cash acquired in connection with the ORM Merger	10,822	—	—
Net cash (used in) investing activities	(1,212,792)	(580,759)	(235,728)
Cash Flows From Financing Activities:
Proceeds from secured borrowings	5,398,657	3,603,933	4,555,957
Payment of secured borrowings	(5,087,424)	(3,406,779)	(4,853,403)
Proceeds from issuance of securitized debt obligations of consolidated VIEs	1,395,518	607,837	338,043
Payment of securitized debt obligations of consolidated VIEs	(477,205)	(297,774)	(227,800)
Proceeds from note offerings	104,687	91,328	256,917
Payment of guaranteed loan financing	(34,704)	(74,980)	(110,945)
Payment of deferred financing costs	(28,207)	(18,831)	(16,885)
Equity issuance, net of offering costs	91,390	86	(70)
Payment of contingent consideration	(1,207)	(8,967)	—
Redemption of preferred stock	—	(103)	—
Contributions (distributions) from non-controlling interests, net	20	45	(56)
Dividend payments	(63,326)	(51,317)	(48,260)
Net cash (used in) provided by financing activities	1,298,199	444,478	(106,502)
Net increase (decrease) in cash, cash equivalents, and restricted cash	33,010	4,016	10,259
Cash, cash equivalents, and restricted cash at beginning of period	94,970	90,954	80,695
Cash, cash equivalents, and restricted cash at end of period	$127,980	$94,970	$90,954

Supplemental disclosure of operating cash flow
Cash paid for interest	$126,188	$95,946	$62,106
Cash (received) paid for income taxes	$(2,661)	$898	$3,773
Stock-based compensation	$1,476	$447	$582
Supplemental disclosure of non-cash investing activities
Loans transferred from Loans, held for sale, at fair value to Loans, net	$1,262	$644	$366
Loans transferred from Loans, net to Loans, held for sale, at fair value	$—	$1,147	$4,493
Consolidation of assets in securitization trusts	$463,177	$—	$—
Deconsolidation of assets in securitization trusts	$177,815	$—	$—
Supplemental disclosure of non-cash financing activities
Common stock issued in exchange of litigation settlement	$—	$—	$4,000
Common stock issued in connection with merger transactions	$189,611	$—	$—
Consolidation of borrowings in securitization trusts	$463,177	$—	$—
Deconsolidation of borrowings in securitization trusts	$177,815	$—	$—
Share-based component of incentive fees	$233	$338	$—

Cash and restricted cash reconciliation
Cash and cash equivalents	$67,928	$54,406	$63,425
Restricted cash	51,728	28,921	11,666
Cash, cash equivalents, and restricted cash in Assets of consolidated VIEs	8,324	11,643	15,863
Cash, cash equivalents, and restricted cash at end of period	$127,980	$94,970	$90,954

See Notes to Consolidated Financial Statements

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

Sutherland Partners, LP (the “Operating Partnership”) holds substantially all of our assets and conducts substantially all of our business. As of December 31, 2019 and 2018, the Company owned approximately 97.9% and 96.6%, of the operating partnership units (“OP units”) of the Operating Partnership, respectively. The Company, as sole general partner of the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Therefore, the Company consolidates the Operating Partnership.

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

The Company reports its results of operations through the following four business segments: i) Acquisitions, ii) SBC Originations, iii) SBA Originations, Acquisitions and Servicing, and iv) Residential Mortgage Banking, with the remaining amounts recorded in Corporate-Other. Our acquisition and origination platforms consist of the following four operating segments:

•

Acquisitions. We acquire performing and non-performing SBC loans as part of our business strategy. We hold performing SBC loans to term, and we seek to maximize the value of the non-performing SBC loans acquired by us through borrower based resolution strategies. We typically acquire non-performing loans at a discount to their unpaid principal balance (“UPB”) when we believe that resolution of the loans will provide attractive risk-adjusted returns. We also acquire purchased future receivables through our Knight Capital, LLC (“Knight Capital”) funding platform.

•

SBC Originations. We originate SBC loans secured by stabilized or transitional investor properties using multiple loan origination channels through our wholly-owned subsidiary, ReadyCap Commercial, LLC (“ReadyCap Commercial”). These originated loans are generally held-for-investment or placed into securitization structures. Additionally, as part of this segment, we originate and service multi-family loan products under the Federal Home Loan Mortgage Corporation’s Small Balance Loan Program (“Freddie Mac” and the “Freddie Mac program”). These originated loans are held for sale, then sold to Freddie Mac.

•

SBA Originations, Acquisitions, and Servicing. We acquire, originate and service owner-occupied loans guaranteed by the SBA under its Section 7(a) loan program (the “SBA Section 7(a) Program”) through our wholly-owned subsidiary, ReadyCap Lending, LLC (“ReadyCap Lending”). We hold an SBA license as one of only 14 non-bank Small Business Lending Companies (“SBLCs”) and have been granted preferred lender status by the SBA. These originated loans are either held-for-investment, placed into securitization structures, or sold.

•

Residential Mortgage Banking. We operate our residential mortgage loan origination segment through our wholly-owned subsidiary, GMFS, LLC ("GMFS"). GMFS originates residential mortgage loans eligible to be purchased, guaranteed or insured by the Federal National Mortgage Association (“Fannie Mae”), Freddie Mac, Federal Housing Administration (“FHA”), U.S. Department of Agriculture (“USDA”) and U.S. Department of Veterans Affairs (“VA”) through retail, correspondent and broker channels. These originated loans are then sold to third parties, primarily agency lending programs.

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

The acquisition of ORM increased the Company’s equity capitalization, supported continued growth of the Company’s platform and execution of the Company’s strategy, and provided the Company with improved scale, liquidity and capital alternatives, including additional borrowing capacity. Also, the stockholder base resulting from the acquisition of ORM enhanced the trading volume and liquidity for our stockholders. The combination of the Company and ORM created cost savings and efficiencies resulting from the allocation of operating expenses over a larger portfolio and has allowed the Company to harvest value from ORM's real property assets.

On October 25, 2019, the Company acquired Knight Capital. Knight Capital is a technology-driven platform that provides working capital to small and medium businesses across the U.S. Through its platform, Knight Capital supports business operations by offering a faster alternative to conventional bank funding. The total purchase price for the merger of $27.8 million consists of $17.5 million of cash and $10.3 million of Ready Capital common stock.

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

As described in further detail below, effective during the fourth quarter of 2018, the Company revised its presentation of residential mortgage banking activities and variable expenses on residential mortgage banking activities within our consolidated statements of income and Note 10 which no longer present these amounts as a net amount. Prior period numbers were revised to conform to the new presentation and to be consistent with our current period’s presentation.

As described in Note 27, effective at the beginning of the third quarter of 2017, the Company implemented organizational changes to align its segment financial reporting more closely with its current business practices. These organizational changes resulted in securitization activities on originated SBC and SBA loans being transferred out of the acquisitions segment and into either the SBC originations or SBA originations, acquisitions, and servicing segment, based on the loan type. These organizational changes also resulted in the Company presenting Corporate-Other amounts separately and no longer reflecting these amounts as part of the four business segments. Prior period numbers were revised to conform to the new segment alignment and to be consistent with our current period’s presentation.

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

As of December 31, 2018, the Company had $0.6 million in money market mutual funds, and substantially all of the Company’s cash and cash equivalents not held in money market funds were comprised of cash balances with banks that are in excess of the Federal Deposit Insurance Corporation insurance limits. As of December 31, 2019 this balance was zero.

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

Short-term investments

The Company accounts for short-term investments as trading securities under ASC 320, Investments-Debt and Equity Securities. Short-term investments consist of U.S. Treasury Bills with original maturities of less than a year but greater than three months. The Company holds short-term investments at fair value. Interest received and accrued as well as the accretion of purchase discount in connection with short-term investments is recorded as interest income in the consolidated statements of income. Changes in the fair value of short-term investments are recorded as net unrealized gain (loss) in the consolidated statements of income.

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

Acquired loans are recorded at cost at the time they are acquired. Acquired loans are accounted for in accordance with ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality and referred to as “purchased credit impaired loans” (PCI loans) if both of the following conditions are met as of the acquisition date: (i) there is evidence of deterioration in credit quality of the loan since its origination and (ii) it is probable that we will not collect all contractual cash flows on the loan.

Acquired loans without evidence of these conditions, securitized loans, and loans originated by the Company that we do not intend to sell are accounted for under ASC 310-10, Receivables-Overall and are referred to as “non-purchased credit impaired loans” (non-PCI loans).

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

The estimate of the amount and timing of cash flows for our PCI loans is based on historical information available and expected future performance of the loans, and may include the timing of expected future cash flows, prepayment speed, default rates, loss severities, delinquency rates, percentage of non-performing loans, extent of credit support available, Fair Isaac Corporation scores at loan origination (“FICO”), year of origination, loan-to-value ratios, geographic concentrations, as well as reports by credit rating agencies, such as Moody’s, Standard & Poor’s Corporation (“S&P”), or Fitch, general market assessments and dialogue with market participants. As a result, substantial judgment is used in the analysis to determine the expected cash flows.

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

Loans, held at fair value

Loans, held at fair value represent certain loans originated by the Company for which we have elected the fair value option. Interest is recognized as interest income in the consolidated statements of income when earned and deemed collectible. Changes in fair value are recurring and are reported as net unrealized gain (loss) in the consolidated statements of income.

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

Loans that are not assessed individually for impairment are assessed on a collective basis. For the acquired loans we perform a historical analysis on both cumulative defaults and severity upon default for the Company’s historical loan portfolio. We calculated the cumulative default and loss severity on the acquired loans with delinquency statuses of 90+ days and applied those factors to the current acquired loan population. For the originated loans, our historical data shows a minimal number of defaults, therefore we used an analysis performed on the latest securitization to determine the likelihood of default. To determine loss severity we stressed collateral values based on observed property value declines from 2007 through their post-crisis low in 2010 to determine potential losses in the event of default.

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

Loans, held for sale, at fair value

Loans, held for sale, at fair value are loans that are expected to be sold to third parties in the near term. Interest is recognized as interest income in the consolidated statements of income when earned and deemed collectible. For loans originated by our SBC originations and SBA originations segments, changes in fair value are recurring and are reported as net unrealized gain (loss) in the consolidated statements of income. For originated SBA loans, the guaranteed portion is held for sale, at fair value. For loans originated by GMFS, changes in fair value are reported as residential mortgage banking activities in the consolidated statements of income.

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

All derivatives are reported as either assets or liabilities in the consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings unless hedge accounting is elected.

Although permitted under certain circumstances, generally the Company does not offset cash collateral receivable or payables against our gross derivative positions. As of December 31, 2019 and 2018, the cash collateral receivable for derivatives is $9.5 million and $11.6 million, respectively, and is included in restricted cash in the consolidated balance sheets.

Interest rate swap agreements

An interest rate swap is an agreement between two counterparties to exchange periodic interest payments where one party to the contract makes a fixed-rate payment in exchange for a floating-rate payment from the other party. The dollar amount each party pays is an agreed-upon periodic interest rate multiplied by some pre-determined dollar principal (notional amount). No principal (notional amount) is exchanged between the two parties at trade initiation date. Only interest payments are exchanged. Interest rate swaps are classified as Level 2 in the fair value hierarchy. The fair value adjustments are reported within net unrealized gain (loss) on financial instruments, while the related interest income or interest expense, are reported within net realized gain (loss) on financial instruments in the consolidated statements of income.

IRLCs

IRLCs are agreements under which GMFS agrees to extend credit to a borrower under certain specified terms and conditions in which the interest rate and the maximum amount of the loan are set prior to funding. Unrealized gains and losses on the IRLCs, reflected as derivative assets and derivative liabilities, respectively, are measured based on the value of the underlying mortgage loan, quoted government-sponsored enterprise (Fannie Mae, Freddie Mac, and the Government National Mortgage Association ((“Ginnie Mae”), collectively, “GSEs”) or MBS prices, estimates of the fair value of the mortgage servicing rights (“MSRs”) and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees. The realized and unrealized gains or losses are reported in the consolidated statements of income as residential mortgage banking activities. IRLCs are classified as Level 3 in the fair value hierarchy.

FX forwards

      FX forwards are agreements between two counterparties to exchange a pair of currencies at a set rate on a future date. FX forward contracts are used to convert the foreign currency risk to U.S. dollars to mitigate exposure to fluctuations in FX rates. The fair value adjustments are reported within net unrealized gain (loss) on financial instruments in the consolidated statements of income. FX forwards are classified as Level 2 in the fair value hierarchy.

CDSs

CDSs are contracts between two parties, a protection buyer who makes fixed periodic payments, and a protection seller, who collects the premium in exchange for making the protection buyer whole in the case of default. The fair value adjustments, are reported within net unrealized gain (loss) on financial instruments, while the related interest income or interest expense, are reported within net realized gain (loss) on financial instruments in the consolidated statements of income. CDS are classified as Level 2 in the fair value hierarchy.

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

Servicing rights are recognized upon sale of loans, including a securitization of loans accounted for as a sale in accordance with GAAP, if servicing is retained. For servicing rights, gains related to servicing rights retained is included in net realized gain (loss) in the consolidated statements of income. For residential mortgage servicing rights, gains on servicing rights retained upon sale of a loan are included in residential mortgage banking activities in the consolidated statements of income.

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

Real estate, held for sale

Real estate, held for sale, includes purchased real estate and real estate acquired in full or partial settlement of loan obligations, generally through foreclosure, that is being marketed for sale. Real estate, held for sale is recorded at acquisition at the property’s estimated fair value less estimated costs to sell.

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

Purchased future receivables

Through Knight Capital, the Company provides working capital advances to small businesses through the purchase of their future revenues. The Company enters into a contract with the business whereby the Company pays the business an upfront amount in return for a specific amount of the business’s future revenue receivables, known as payback amounts. The payback amounts are primarily received through daily payments initiated by automated clearing house (“ACH”) transactions.

Revenues from purchased future receivables are realized when funds are received under each contract. The allocation of the amount received is determined by apportioning the amount received based upon the factor (discount) rate of the business's contract. Management believes that this methodology best reflects the effective interest method.

The Company has established an allowance for doubtful purchased future receivables. An increase in the allowance for doubtful purchased future receivables results in a charge to income and is reduced when purchased future receivables are charged-off. Purchased future receivables are charged-off after 90 days past due. Management believes that the allowance reflects the risk elements and is adequate to absorb losses inherent in the portfolio. Although management has performed this evaluation, future adjustments may be necessary based on changes in economic conditions or other factors.

Intangible assets

The Company accounts for intangible assets under ASC 350, Intangibles- Goodwill and Other. The Company’s intangible assets include an SBA license, capitalized software, a broker network, trade names, and an acquired favorable lease. The Company capitalizes software costs expected to result in long-term operational benefits, such as replacement systems or new applications that result in significantly increased operational efficiencies or functionality. All other costs incurred in connection with internal use software are expensed as incurred. The Company initially records its intangible assets at cost or fair value and will test for impairment if a triggering event occurs. Intangible assets are included within other assets in the consolidated balance sheets. The Company amortizes intangible assets with identified estimated useful lives on a straight-line basis over their estimated useful lives.

Goodwill

The Company recorded goodwill in connection with the Company’s acquisition of Knight Capital. Goodwill is not amortized, but rather, is tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. Goodwill at December 31, 2019, represents the excess of the consideration paid over the fair value of net assets acquired in connection with the acquisition of Knight.

In testing goodwill for impairment, the Company follows ASC 350, Intangibles- Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, we compare the fair value of that reporting unit with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss equal to the amount by which the carrying value of the goodwill exceeds the implied fair value of that goodwill.

The first annual goodwill impairment test for the recently acquired Knight Capital business will occur in the fourth quarter of 2020.

Deferred financing costs

Costs incurred in connection with our secured borrowings are accounted for under ASC 340, Other Assets and Deferred Costs. Deferred costs are capitalized and amortized using the effective interest method over the respective financing term with such amortization reflected on our consolidated statements of income as a component of interest expense. Deferred financing costs may include legal, accounting and other related fees. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Pursuant to the adoption of ASU

2015-03, unamortized deferred financing costs related to securitizations and note issuances are presented in the consolidated balance sheets as a direct deduction from the associated liability.

Due from servicers

The loan-servicing activities of the Company’s acquisitions and SBC originations reportable segments are performed primarily by third-party servicers. SBA loans originated by and held at RCL are internally serviced. Residential mortgage loans originated by and held at GMFS are both serviced by third-party servicers and internally serviced. The Company’s servicers hold substantially all of the cash owned by the Company related to loan servicing activities. These amounts include principal and interest payments made by borrowers, net of advances and servicing fees. Cash is generally received within thirty days of recording the receivable.

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

Borrowings under credit facilities

The Company accounts for borrowings under credit facilities under ASC 470, Debt. The Company partially finances its loans, net through credit agreements with various counterparties. These borrowings are collateralized by loans, held-for-investment, and loans, held for sale, at fair value and have maturity dates within two years from the consolidated balance sheet date. If the fair value (as determined by the applicable counterparty) of the collateral securing these borrowings decreases, we may be subject to margin calls during the period the borrowings are outstanding. In instances where we do not satisfy the margin calls within the required time frame, the counterparty may retain the collateral and pursue collection of any outstanding debt amount from us. Interest paid and accrued in connection with credit facilities is recorded as interest expense in the consolidated statements of income.

Borrowing under repurchase agreements

Borrowings under repurchase agreements are accounted for under ASC 860, Transfers and Servicing. Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Through December 31, 2019, none of our repurchase agreements have been accounted for as components of linked transactions. All securities financed through a repurchase agreement have remained on our consolidated balance sheets as an asset and cash received from the lender was recorded on our consolidated balance sheets as a liability. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense in the consolidated statements of income.

Securitized debt obligations of consolidated VIEs, net

Since 2011, we have engaged in several securitization transactions, which the Company accounts for under ASC 810. Securitization involves transferring assets to an SPE, or securitization trust, and this SPE issues debt instruments. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE. The consolidation of the SPE includes the issuance of senior securities to third parties, which are shown as securitized debt obligations of consolidated VIEs in the consolidated balance sheets.

Debt issuance costs related to securitizations are presented as a direct deduction from the carrying value of the related debt liability. Debt issuance costs are amortized using the effective interest method and are included in interest expense in the consolidated statements of income.

Convertible note, net

ASC 470 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires that the initial proceeds from the sale of these notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. We measured the estimated fair value of the debt component of our convertible notes as of the issuance date based on our nonconvertible debt borrowing rate. The equity components of the convertible senior notes have been reflected within additional paid-in capital in our consolidated balance sheet, and the resulting debt discount is amortized over the period during which the convertible notes are expected to be outstanding (through the maturity date) as additional non-cash interest expense.

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

Senior secured notes, net

The Company accounts for secured debt offerings under ASC 470. Pursuant to the adoption of ASU 2015-03, the Company’s senior secured notes are presented net of debt issuance costs. These senior secured notes are collateralized by loans, MBS, and retained interests of consolidated VIE’s. Interest paid and accrued in connection with senior secured notes is recorded as interest expense in the consolidated statements of income.

Corporate debt, net

The Company accounts for corporate debt offerings under ASC 470. The Company’s corporate debt is presented net of debt issuance costs. Interest paid and accrued in connection with corporate debt is recorded as interest expense in the consolidated statements of income.

Guaranteed loan financing

Certain partial loan sales do not qualify for sale accounting under ASC 860 because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment in the consolidated balance sheets and the proceeds from the portion sold is recorded as guaranteed loan financing in the liabilities section of the consolidated balance sheets. For these partial loan sales, the interest earned on the entire loan balance is recorded as interest income and the interest earned by the buyer in the partial loan sale is recorded within interest expense in the accompanying consolidated statements of income.

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

Non-controlling interests

Non-controlling interests, which are presented in the consolidated balance sheets and the consolidated statements of income, represent direct investment in the Operating Partnership by Sutherland OP Holdings II, Ltd., which is managed by our Manager, and third parties.

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

We have elected the fair value option for certain loans held-for-sale originated by the Company that we intend to sell in the near term. The fair value elections for loans, held for sale, at fair value originated by the Company were made due to the short-term nature of these instruments.

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

We provide for exposure in connection with uncertain tax positions, which requires significant judgment by management including determination, based on the weight of the tax law and available evidence, that it is more-likely-than-not that a tax result will be realized. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense on our consolidated statements of income. As of December 31, 2019 and 2018, we accrued no taxes, interest or penalties related to uncertain tax positions. In addition, we do not anticipate a change in this position in the next 12 months.

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

Origination income and expense

Origination income represents fees received for origination of either loans, held at fair value, loans, held for sale, at fair value, or loans, held-for-investment. For loans held, at fair value, and loans, held for sale, at fair value, pursuant to ASC 825, the Company reports origination fee income as revenue and fees charged and costs incurred as expenses. These fees and costs are excluded from the fair value. For originated loans, held-for-investment, under ASC 310-10, the Company defers these origination fees and costs at origination and amortizes them under the effective interest method over the life of the loan. Origination fees and expenses for loans, held at fair value and loans, held for sale, at fair value, are presented in the consolidated statements of income as components of other income and operating expenses. Origination fees for residential mortgage loans originated by GMFS are presented in the consolidated statements of income in residential mortgage banking activities, while origination expenses are presented within variable expenses on residential mortgage banking activities. The amortization of net origination fees and expenses for loans, held-for-investment are presented in the consolidated statements of income as a component of interest income.

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

Foreign currency transactions

Assets and liabilities denominated in non-U.S. currencies are translated into U.S. dollars using foreign currency exchange rates prevailing at the end of the reporting period. Revenue and expenses are translated at the average exchange rates for each reporting period. Foreign currency remeasurement gains or losses on transactions in nonfunctional currencies are recognized in earnings. Gains or losses on translation of the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are included, net of taxes, in the consolidated statements of comprehensive income.

Note 4 – Recently issued accounting pronouncements

Financial Accounting Standards Board (“FASB”) Standards adopted during 2019

Standard	Summary of guidance		Effects on financial statements
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities		Provides guidance on simplifying the accounting and presentation for hedging activities.		Adopted January 1, 2019.
Issued August 2017				The adoption did not affect the financial statement impact of hedge accounting, as the change simplified hedge documentation requirements and presentation associated with hedging activities.

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

				Adopted January 1, 2019.
Issued August 2018	

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

				The adoption did not have a material impact on our consolidated financial statements.
ASU 2018-11, Leases (Topic 842): Targeted Improvements to Accounting for Leases		Requires lessees to recognize all leases longer than twelve months in the consolidated balance sheets as a lease liability with a corresponding right-of-use asset.		Adopted January 1, 2019.
Issued July 2018		Requires lessees and lessors to classify most leases using principles similar to existing lease accounting, but eliminates the "bright line" classification tests.	

The Company elected the available practical expedient to not reassess whether existing contracts contain a lease or whether classification or unamortized initial lease costs would be different under the new lease guidance.

		Expands qualitative and quantitative leasing disclosures to increase transparency and comparability among organizations.	

The modified retrospective adoption of this standard resulted in the Company recording a gross up of approximately $3.3 million on our consolidated balance sheet upon recognition of the right-of-use assets and lease liabilities. The right-of use-assets are recorded in Other assets and the corresponding lease liabilities are recorded in Accounts payable and other accrued liabilities within the consolidated balance sheets.

FASB Standards issued, but not yet adopted

Standard	Summary of guidance		Effects on financial statements
ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments	

Replaces existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost, which will reflect management's estimate of credit losses over the full remaining expected life of the financial assets and will consider expected future changes in macroeconomic conditions.

				Required effective date: January 1, 2020.
Issued June 2016	

Eliminates existing guidance for PCI loans, and requires recognition of the accretable difference as an increase to the allowance for expected credit losses on financial assets purchased with more than insignificant credit deterioration since origination, with a corresponding increase in the recorded investment of related loans.



The Company expects that the allowance related to the Company's loans will increase as it will cover credit losses over the full remaining expected life of the portfolios. The Company currently intends to estimate losses over a two-year forecast period using the weighted-average of a range of macroeconomic scenarios, and then revert to longer term historical loss experience to estimate losses over more extended periods.



Requires inclusion of expected recoveries, limited to the cumulative amount of prior write-offs, when estimating the allowance for credit losses for in scope financial assets (including collateral dependent assets).



The Company expects the increase in the allowance for loan losses to be in the range of $5.3 million to $8.1 million for our accrual loans. The Company expects the total increase in the allowance for loan losses to be in the range of $8.9 million to $11.7 million which includes a $3.6 million allowance for loan loss balance sheet gross up, relating to purchased credit impaired loans. This estimate is subject to further refinement based on continuing reviews and approvals of models, methodologies, judgments, and economic conditions.

		Requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption.		The Company adopted the new guidance on January 1, 2020.
ASU 2017-4, Intangibles — Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment		Requires an impairment loss to be recognized when the estimated fair value of a reporting unit falls below its carrying value.		Required effective date: January 1, 2020.
Issued January 2017		Eliminates the second condition in the current guidance that requires an impairment loss to be recognized only if the estimated implied fair value of the goodwill is below its carrying value.	

Based on current impairment test results, the Company does not expect a material effect on the consolidated financial statements. However, the impact of the new accounting guidance will depend on the performance of the reporting unit and market conditions at the time of adoption.

				After adoption, the guidance may result in more frequent goodwill impairment losses due to the removal of the second condition.
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement		Provides guidance on increasing the transparency and comparability of the disclosure requirements for fair value measurement.		Required effective date: January 1, 2020.
Issued August 2018				The adoption will not have a material impact on our consolidated financial statements.

Note 5 – Business Combinations

Acquisition of Owens Realty Mortgage, Inc.

On November 7, 2018, the Company entered into an Agreement and Plan of Merger as amended, (the “Merger Agreement”) with ORM, a specialty finance company that focused on the origination, investment, and management of commercial real estate loans. Pursuant to the Merger Agreement, the Company acquired ORM in a stock-for-stock transaction with an aggregate purchase price equal to 99.0% of ORM’s book value. Upon the closing, each outstanding share of ORM’s common stock was converted into the right to receive 1.441 shares of the Company common stock, based on a fixed exchange ratio.

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

The consideration transferred was allocated to the assets acquired and liabilities assumed based on their respective fair values.  The methodologies used and key assumptions made to estimate the fair value of the assets acquired and liabilities assumed are primarily based on future cash flows and discount rates. The following table summarizes the fair value of assets acquired and liabilities assumed from the merger:

(In Thousands)	March 29, 2019
Assets
Cash and cash equivalents	$10,822
Loans	130,449
Real estate, held for sale	67,973
Investment in unconsolidated joint ventures	8,619
Other assets
Deferred tax assets	4,660
Accrued interest	1,209
Other	379
Total assets acquired	$224,111
Liabilities
Secured borrowings	12,713
Accounts payable and other accrued liabilities	1,000
Due to Manager	228
Deferred tax liabilities	123
Total liabilities assumed	$14,064
Net assets acquired	$210,047

For acquired loan receivables, the gross contractual unpaid principal acquired is $134.8 million and we expect to collect all contractual amounts.

The aggregate consideration transferred, net assets acquired, and the related bargain purchase gain was as follows:

Total consideration transferred (in thousands, except share and per share data)
FV of net assets acquired		$210,047

ORM shares outstanding at March 29, 2019		8,482,880
Exchange ratio	x	1.441
Shares issued		12,223,830
Market price as of March 29, 2019		$14.67
Total consideration transferred based on value of shares issued		$179,324

Bargain purchase gain		$30,728

Based on the calculation, the Company has determined the transaction resulted in a bargain purchase gain, which is predominantly the result of changes in the market price of the Company’s common stock between the determination date and the closing date of the transaction. This gain is reflected separately within the consolidated statements of income under gain on bargain purchase.

Acquisition-related costs directly attributable to the ORM Merger, including legal, accounting, valuation, and other professional or consulting fees, totaling $6.2 million for the year ended December 31, 2019, respectively, were expensed as incurred and are reflected separately within the consolidated statements of income.

The following pro-forma income and earnings (unaudited) of the combined company are presented as if the merger had occurred on January 1, 2018:

	For the year ended	For the year ended
(In Thousands)	December 31, 2019	December 31, 2018
Selected Financial Data
Interest income	$232,706	$181,780
Interest expense	(152,428)	(111,371)
Provision for loan losses	(3,684)	(1,462)
Non-interest income	145,393	157,049
Non-interest expense	(180,140)	(155,704)
Income before provision for income taxes	41,847	70,292
Income tax benefit (provision)	10,545	(1,945)

Net income	$52,392	$68,347

Non-recurring pro-forma transaction costs directly attributable to the merger were $9.2 million for the year ended December 31, 2019, and have been deducted from the non-interest expense amount above. These costs included legal, accounting, valuation, and other professional or consulting fees directly attributable to the merger. The Company excluded the bargain purchase gain of $30.7 million from the amount above.

Acquisition of Knight Capital

On October 25, 2019, the Company acquired Knight Capital. Knight Capital is a technology-driven platform that provides working capital to small and medium businesses across the U.S. Through its platform, Knight Capital supports business operations by offering a faster alternative to conventional bank funding. The total purchase price for the merger of $27.8 million consists of $17.5 million of cash and $10.3 million of Ready Capital common stock.

The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The following table summarizes the fair value of assets acquired and liabilities assumed from the merger:

(In Thousands)	October 25, 2019
Assets
Cash and cash equivalents	$1,673
Purchased future receivables,	39,540
Prepaid expenses and other	1,265
Intangible assets	5,880
Total assets acquired	$48,358
Liabilities
Secured borrowings	30,600
Accounts payable and other accrued liabilities	1,173
Total liabilities assumed	$31,773
Net assets acquired	$16,585

The aggregate consideration transferred, net assets acquired, and the related goodwill was as follows:

Total Consideration Transferred (in thousands)
Cash consideration	$17,500
Common stock consideration	10,290
Total consideration transferred	$27,790

Net Tangible Assets	$10,705
Identified Intangible Assets	5,880
FV of Net Assets Acquired	$16,585

Goodwill	$11,205

The acquired intangible assets are definite-lived assets consisting of technology, brokers network and trade name. The estimated fair values of the technology and brokers network were determined using the cost replacement method, and the fair value of the trade name was determined using the relief from royalty method. The estimated fair value of the intangible assets were primarily based on cost assumptions such as replacement costs, which management believes are reasonable. The fair value of the intangible assets with definite lives is as follows (dollars in thousands):

(In Thousands)	Fair Value	Weighted Average Amortization Life
Internally developed software	$3,800	6 years
Broker network	1,200	4.5 years
Trade name	880	6 years
Total Intangible Assets	$5,880	6 years

Goodwill of $11.2 million was recognized in connection with the Company’s acquisition of Knight Capital as the consideration paid exceeded the fair value of the net assets acquired.

Acquisition-related costs directly attributable to the acquisition of Knight Capital, including legal, accounting, valuation, and other professional or consulting fees, totaling $1.5 million for the year ended December 31, 2019 were expensed as incurred and are reflected separately within the consolidated statements of income.

The following pro-forma income and earnings (unaudited) of the combined company are presented as if the merger had occurred on January 1, 2018:

	For the year ended	For the year ended
(In Thousands)	December 31, 2019	December 31, 2018
Selected Financial Data
Interest income	$229,916	$169,499
Interest expense	(151,880)	(109,238)
Provision for loan losses	(3,684)	(1,701)
Non-interest income	223,197	192,181
Non-interest expense	(229,648)	(201,454)
Income before provision for income taxes	67,901	49,287
Income tax benefit (provision)	10,552	(1,386)
Net income	$78,453	$47,901

Non-recurring pro-forma transaction costs directly attributable to the merger were $2.2 million for the year ended December 31, 2019, and have been deducted from the non-interest expense amount above. These costs included legal, accounting, valuation, and other professional or consulting fees directly attributable to the merger.

Note 6 – Loans and allowance for loan losses

The accounting for a loan depends on management’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. The Company accounts for loans based on the following loan program categories:

•

Originated or purchased loans held-for-investment, other than PCI loans – originated transitional loans, originated conventional SBC and SBA loans, or acquired loans with no signs of credit deterioration at time of purchase

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

Loan portfolio

The following table summarizes the classification, unpaid principal balance (“UPB”), and carrying value of loans held by the Company including loans of consolidated VIEs:

	December 31, 2019		December 31, 2018
Loans (In Thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Acquired SBA 7(a) loans	$255,240	$269,396	$264,308	$283,423
Acquired loans	356,545	358,777	206,983	215,213
Acquired Transitional loans	73,762	74,302	—	—
Originated Transitional loans	593,657	600,226	272,981	275,237
Originated SBC loans, at fair value	20,212	19,565	22,664	22,325
Originated SBC loans	133,118	132,227	345,100	342,751
Originated SBA 7(a) loans	297,934	299,580	85,569	89,733
Originated Residential Agency loans	3,396	3,395	1,899	1,900
Total Loans, before allowance for loan losses	$1,733,864	$1,757,468	$1,199,504	$1,230,582
Allowance for loan losses	$(5,880)	—	$(6,112)	—
Total Loans, net	$1,727,984	$1,757,468	$1,193,392	$1,230,582
Loans in consolidated VIEs
Loans
Originated SBC loans	$1,037,844	$1,026,921	$432,308	$422,897
Acquired loans	666,226	671,698	343,156	354,794
Originated Transitional loans	490,913	493,217	391,752	393,116
Originated SBA 7(a) loans	79,457	83,559	—	—
Acquired SBA 7(a) loans	53,320	66,997	55,966	74,554
Total Loans, in consolidated VIEs, before allowance for loan losses	$2,327,760	$2,342,392	$1,223,182	$1,245,361
Allowance for loan losses on loans in consolidated VIEs	$(1,561)	—	$(2,208)	—
Total Loans, net, in consolidated VIEs	$2,326,199	$2,342,392	$1,220,974	$1,245,361
Total Loans, net, and Loans, net in consolidated VIEs	$4,054,183	$4,099,860	$2,414,366	$2,475,943
Loans, held for sale, at fair value
Originated Residential Agency loans	$136,506	$132,016	$67,775	$65,586
Originated Freddie Mac loans	21,775	21,513	23,322	22,973
Originated SBA 7(a) loans	28,551	26,669	21,153	19,669
Acquired loans	1,245	1,208	3,008	2,935
Total Loans, held for sale, at fair value	$188,077	$181,406	$115,258	$111,163
Loans, held for sale, at fair value in consolidated VIEs
Loans, held for sale, at fair value
Acquired loans	$4,434	$4,400	$—	$—
Total Loans, held for sale, at fair value in consolidated VIEs	$4,434	$4,400	$—	$—
Total Loans, held for sale, at fair value, and Loans, held for sale, at fair value in consolidated VIEs	$192,511	$185,806	$115,258	$111,163
Total Loan portfolio	$4,246,694	$4,285,666	$2,529,624	$2,587,106

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

The following tables display delinquency information on loans, net as of the consolidated balance sheet dates:

	December 31, 2019
Loans (In Thousands)	Current and less than 30 days past due	30-89 Days Past Due	90+ Days Past Due	Total Loans Carrying Value	Non-Accrual Loans	90+ Days Past Due but Accruing
Loans(1)(2)
Acquired SBA 7(a) loans	$297,172	$4,646	$5,042	$306,860	$9,177	$1,326
Acquired loans	969,208	36,405	14,908	1,020,521	17,774	3,382
Acquired Transitional loans	63,051	9,489	1,222	73,762	5,726	—
Originated Transitional loans	1,074,955	5,728	5,645	1,086,328	24,587	—
Originated SBC loans, at fair value	20,212	—	—	20,212	—	—
Originated SBC loans	1,137,140	15,670	16,089	1,168,899	16,089	—
Originated SBA 7(a) loans	370,101	5,238	1,290	376,629	8,882	—
Originated Residential Agency loans	582	635	2,179	3,396	2,105	74
Total Loans, before general allowance for loans losses	$3,932,421	$77,811	$46,375	$4,056,607	$84,340	$4,782
General allowance for loan losses				$(2,424)
Total Loans, net				$4,054,183
Percentage of outstanding	97.0%	1.9%	1.1%	100%	2.1%	0.1%
(1) Loan balances include specific allowance for loan losses.
(2) Includes Loans, net in consolidated VIEs

	December 31, 2018
Loans (In Thousands)	Current and less than 30 days past due	30-89 Days Past Due	90+ Days Past Due	Total Loans Carrying Value	Non-Accrual Loans	90+ Days Past Due but Accruing
Loans(1)(2)
Acquired SBA 7(a) loans	$299,080	$14,943	$4,465	$318,488	$17,916	$1,043
Acquired loans	524,930	7,213	13,552	545,695	11,447	3,811
Originated Transitional loans	659,103	5,630	—	664,733	—	—
Originated SBC loans, at fair value	22,664	—	—	22,664	—	—
Originated SBC loans	748,146	12,367	16,895	777,408	16,895	—
Originated SBA 7(a) loans	83,076	2,178	162	85,416	1,666	—
Originated Residential Agency loans	337	—	1,562	1,899	1,562	—
Total Loans, before allowance for loans losses	$2,337,336	$42,331	$36,636	$2,416,303	$49,486	$4,854
General allowance for loan losses				$(1,937)
Total Loans, net				$2,414,366
Percentage of outstanding	96.7%	1.8%	1.5%	100%	2.0%	0.2%
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

The following tables presents quantitative information on the credit quality of loans, net as of December 31, 2019 and December 31, 2018:

	Loan-to-Value (a)
(In Thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
December 31, 2019
Loans(1) (2)
Acquired SBA 7(a) loans	$7,712	$39,566	$103,590	$83,954	$39,726	$32,312	$306,860
Acquired loans	215,041	366,665	265,994	128,962	30,104	13,755	1,020,521
Acquired Transitional loans	3,638	4,806	27,222	32,469	5,627	—	73,762
Originated Transitional loans	1,736	28,108	277,388	750,298	28,059	739	1,086,328
Originated SBC loans, at fair value	—	8,192	—	6,422	5,598	—	20,212
Originated SBC loans	—	60,601	431,312	660,733	8,045	8,208	1,168,899
Originated SBA 7(a) loans	865	13,843	41,166	130,177	78,544	112,034	376,629
Originated Residential Agency loans	—	51	—	830	2,393	122	3,396
Total Loans, before general allowance for loans losses	$228,992	$521,832	$1,146,672	$1,793,845	$198,096	$167,170	$4,056,607
General allowance for loan losses							$(2,424)
Total Loans, net							$4,054,183
Percentage of outstanding	5.6%	12.9%	28.3%	44.2%	4.9%	4.1%
December 31, 2018
Loans(1) (2)
Acquired SBA 7(a) loans	$6,337	$38,150	$100,578	$93,411	$33,750	$46,262	$318,488
Acquired loans	118,198	165,567	136,206	70,017	40,003	15,704	545,695
Originated Transitional loans	—	29,245	178,861	348,967	101,513	6,147	664,733
Originated SBC loans, at fair value	—	8,600	—	6,328	7,736	—	22,664
Originated SBC loans	—	48,259	271,311	457,838	—	—	777,408
Originated SBA 7(a) loans	393	3,200	10,642	24,387	16,473	30,321	85,416
Originated Residential Agency loans	—	—	111	952	734	102	1,899
Total Loans, before allowance for loans losses	$124,928	$293,021	$697,709	$1,001,900	$200,209	$98,536	$2,416,303
General allowance for loan losses							$(1,937)
Total Loans, net							$2,414,366
Percentage of outstanding	5.2%	12.1%	28.9%	41.5%	8.3%	4.0%
(a) Loan-to-value is calculated as carrying amount as a percentage of current collateral value
(1) Loan balances include specific allowance for loan loss reserves.
(2) Includes Loans, net in consolidated VIEs

As of December 31, 2019 and 2018, the Company’s total carrying amount of loans in the foreclosure process was $0.8 million and $1.4 million, respectively.

The following table displays the geographic concentration of the Company’s loans, net, secured by real estate recorded on our consolidated balance sheets.

Geographic Concentration (% of Unpaid Principal Balance)	December 31, 2019	December 31, 2018
California	16.9%	14.1%
Texas	15.2	11.3
Florida	8.3	10.8
New York	8.3	6.3
Illinois	5.2	3.8
Georgia	4.8	5.3
Arizona	3.4	5.0
North Carolina	3.2	3.7
Colorado	2.8	2.7
Washington	2.8	2.8
Other	29.1	34.2
Total	100.0%	100.0%

The following table displays the collateral type concentration of the Company’s loans, net, on our consolidated balance sheets.

Collateral Concentration (% of Unpaid Principal Balance)	December 31, 2019	December 31, 2018
Multi-family	26.6%	23.3%
SBA(1)	17.6	18.1
Retail	17.5	18.5
Office	12.9	15.1
Mixed Use	10.4	9.6
Industrial	6.4	8.2
Lodging/Residential	3.3	2.4
Other	5.3	4.8
Total	100.0%	100.0%
(1) Further detail provided on SBA collateral concentration is included in table below.

The following table displays the collateral type concentration of the Company’s SBA loans within loans, net, on our consolidated balance sheets.

Collateral Concentration (% of Unpaid Principal Balance)	December 31, 2019	December 31, 2018
Offices of Physicians	14.1%	17.7%
Child Day Care Services	8.1	9.9
Hotels, Motels & Tourist Courts	11.6	3.8
Eating Places	6.1	5.4
Lodging	5.7	10.1
Veterinarians	4.1	6.8
Gasoline Service Stations	3.7	2.3
Funeral Service & Crematories	2.0	2.3
Grocery Stores	2.0	3.8
Auto	1.3	2.7
Other	41.3	35.2
Total	100.0%	100.0%

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

The following tables detail the allowance for loan losses by loan product and impairment methodology as of the consolidated balance sheet dates:

	December 31, 2019
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Acquired Transitional loans	Total Allowance for loan losses
General	$124	$64	$652	$414	$1,019	$151	$2,424
Specific	180	124	86	941	762	-	2,093
PCI	-	-	2,165	759	-	-	2,924
Ending balance	$304	$188	$2,903	$2,114	$1,781	$151	$7,441

	December 31, 2018
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Acquired Transitional loans	Total Allowance for loan losses
General	$11	$353	$608	$532	$433	$-	$1,937
Specific	-	-	1,012	823	153	-	1,988
PCI	-	-	3,432	963	-	-	4,395
Ending balance	$11	$353	$5,052	$2,318	$586	$-	$8,320

The following tables detail the activity of the allowance for loan losses for loans:

	Year Ended December 31, 2019
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Acquired Transitional loans	Total Allowance for loan losses
Beginning balance	$11	$353	$5,052	$2,318	$586	$-	8,320
Provision for (recoveries of) loan losses	420	(167)	630	939	1,711	151	3,684
Charge-offs and sales	(127)	-	(1,144)	(1,282)	(516)	-	(3,069)
Recoveries	-	2	(1,635)	139	-	-	(1,494)
Ending balance	$304	$188	$2,903	$2,114	$1,781	$151	$7,441

	Year End December 31, 2018
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Acquired Transitional loans	Total Allowance for loan losses
Beginning balance	$637	$-	$7,264	$3,527	$318	$-	$11,746
Provision for (recoveries of) loan losses	(457)	353	1,843	(306)	268	-	1,701
Charge-offs and sales	(169)	-	(1,380)	(903)	-	-	(2,452)
Recoveries	-	-	(2,675)	-	-	-	(2,675)
Ending balance	$11	$353	$5,052	$2,318	$586	$-	$8,320

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

(In Thousands)	December 31, 2019	December 31, 2018
Impaired loans
With an allowance	$18,063	$9,734
Without an allowance	60,036	33,082
Total recorded carrying value of impaired loans	$78,099	$42,816
Allowance for loan losses related to impaired loans	$(2,093)	$(1,989)
Unpaid principal balance of impaired loans	$83,991	$49,128
Impaired loans on non-accrual status	$78,099	$42,816

Average carrying value of impaired loans	$67,553	$36,675

	December 31, 2019	December 31, 2018
Interest income on impaired loans for the year ended	$2,777	$966

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

The following table summarizes the recorded investment of TDRs in the consolidated balance sheet by loan type as of the consolidated balance sheet dates.

	December 31, 2019			December 31, 2018
(In Thousands)	SBC	SBA	Total	SBC	SBA	Total
Recorded carrying value modified loans classified as TDRs	$6,258	$14,204	$20,462	$1,825	$17,344	$19,169
Allowance for loan losses on loans classified as TDRs	$274	$454	$728	$321	$278	$599

Carrying value of modified loans classified as TDRs
Carrying value of modified loans classified as TDRs on accrual status	$333	$7,437	$7,770	$1,696	$7,375	$9,071
Carrying value of modified loans classified as TDRs on non-accrual status	5,925	6,767	12,692	129	9,969	10,098
Total carrying value of modified loans classified as TDRs	$6,258	$14,204	$20,462	$1,825	$17,344	$19,169

The following table summarizes the TDR activity that occurred during the years ended December 31, 2019 and 2018 and the financial effects of these modifications.

	Year Ended December 31, 2019			Year Ended December 31, 2018
(In Thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	3	31	34	1	38	39
Pre-modification recorded balance (a)	$2,169	$4,045	$6,214	$3,444	$7,214	$10,658
Post-modification recorded balance (a)	$2,169	$3,778	$5,947	$3,444	$7,266	$10,710

Number of loans that remain in default as of December 31, 2019 (b)	3	8	11	1	11	12
Balance of loans that remain in default as of December 31, 2019 (b)	$2,240	$534	$2,774	$3,444	$534	$3,978

Concession granted (a):
Term extension	$-	$4,033	$4,033	$-	$6,844	$6,844
Interest rate reduction	-	-	-	-	-	-
Principal reduction	-	-	-	-	7	7
Foreclosure	2,240	264	2,504	3,444	181	3,625
Total	$2,240	$4,297	$6,537	$3,444	$7,032	$10,476
(a) Represents carrying value.

(b) Represents the December 31, 2019 carrying values of the TDRs that occurred during the year ended December 31, 2019 and 2018 that remained in default as of December 31, 2019. Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected.  For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

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

Loans, held-for-investment are accounted for under ASC 310-10 or ASC 310-30 depending on whether there is evidence of credit deterioration at the time of acquisition. The outstanding carrying amount of our held-for-investment loan portfolio broken down by ASC 310-10 (non-PCI loans) and ASC 310-30 (PCI loans) is as follows:

	December 31, 2019		December 31, 2018
	Non-PCI	PCI	Non-PCI	PCI
(In Thousands)	Loans	Loans	Loans	Loans
Unpaid principal balance	$4,012,432	$67,863	$2,361,155	$92,463
Non-accretable discount	—	(4,887)	—	(6,040)
Accretable discount	(24,436)	(9,559)	(31,533)	(16,023)
Loans, held-for-investment	3,987,996	53,417	2,329,622	70,400
Allowance for loan losses	(4,517)	(2,924)	(3,925)	(4,395)
Loans, held-for-investment	$3,983,479	$50,493	$2,325,697	$66,005

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

	Year Ended December 31,
(In Thousands)	2019	2018
Beginning accretable discount - PCI loans	$16,023	$23,749
Purchases/Originations	—	514
Sales	(2,114)	(2,554)
Accretion	(3,444)	(5,123)
Other	478	726
Transfers	(1,384)	(1,289)
Ending accretable discount - PCI loans	$9,559	$16,023

In 2018, the Company acquired credit impaired loans with contractually required principal and interest payments receivable of $4.1 million; expected cash flows of $1.8 million; and a fair value (initial carrying amount) of $1.4 million.

In 2019, the Company did not acquire any PCI loans.

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

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2019:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Loans, held for sale, at fair value	$—	$192,510	$—	$192,510
Loans, net, at fair value	—	—	20,212	20,212
Mortgage backed securities, at fair value	—	92,006	460	92,466
Derivative instruments, at fair value	—	—	2,814	2,814
Residential mortgage servicing rights, at fair value	—	—	91,174	91,174
Total assets	$—	$284,516	$114,660	$399,176

Liabilities:
Derivative instruments, at fair value	$—	$5,250	$—	$5,250
Total liabilities	$—	$5,250	$—	$5,250

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2018:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash held in money market funds	$586	$—	$—	$586
Loans, held for sale, at fair value	—	115,258	—	115,258
Loans, net, at fair value	—	—	22,664	22,664
Mortgage backed securities, at fair value	—	79,789	12,148	91,937
Derivative instruments, at fair value	—	294	1,776	2,070
Residential mortgage servicing rights, at fair value	—	—	93,065	93,065
Total assets	$586	$195,341	$129,653	$325,580

Liabilities:
Derivative instruments, at fair value	$—	$3,625	$—	$3,625
Contingent consideration	—	—	1,207	1,207
Total liabilities	$—	$3,625	$1,207	$4,832

The following tables present a summary of changes in our Level 3 assets and liabilities:

	Year Ended December 31, 2019
(In Thousands)	MBS	Derivatives	Loans, held at fair value	Residential MSRs, at fair value	Contingent consideration
Beginning Balance	$12,148	$1,776	$22,664	$93,065	$1,207
Purchases or Originations	9,593	—	-	-	—
Additions due to loans sold, servicing retained	-	—	-	26,854
Sales / Principal payments	(2,230)	—	(2,744)	(10,178)	(1,207)
Realized gains, net	517	—	(141)		—
Unrealized gains (losses), net	98	1,038	433	(18,567)	—
Accreted discount, net	141	—	—	—	—
Transfer to (from) Level 3	(19,807)	—	—	—	—
Ending Balance	$460	$2,814	$20,212	$91,174	$—

Unrealized gains (losses), net on assets or liabilities held at the end of the period	$355	$1,038	$647	$(18,567)	$—

	Year Ended December 31, 2018
(In Thousands)	MBS	Derivatives	Loans, held at fair value	Residential MSRs, at fair value	Contingent consideration
Beginning Balance	$8,063	$1,827	$188,150	$72,295	$10,016
Purchases or Originations	—	—	150	—	—
Additions due to loans sold, servicing retained	—	—		20,974	—
Sales / Principal payments	(977)	—	(19,188)	(5,899)	—
Realized gains, net	271	—	46	—	—
Unrealized gains (losses), net	2,866	(51)	(720)	5,695	—
Accreted discount, net	84	—		—	—
Amortization and adjustment for earn-out payments	—	—		—	(8,809)
Transfer to (from) Level 3	1,841	—	—	—	—
Transfer to loans, held-for-investment	—	—	(145,774)
Ending Balance	$12,148	$1,776	$22,664	$93,065	$1,207

Unrealized gains (losses), net on assets or liabilities held at the end of the period	$100	$1,776	$325	$8,617	$—

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

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level 3 of the fair value hierarchy as of December 31, 2019 using third party information without adjustment:

		Predominant			Weighted
		Valuation			Average Price
(In Thousands, except price)	Fair Value	Technique	Type	Price Range	(a)
Loans, held at fair value	$20,212	Single External Source	Third Party Mark	$100.47 – 110.83	$103.31
Mortgage backed securities, at fair value (b)	357	Broker Quotes	Third Party Mark	1.00 – 1.00	1.00
Mortgage backed securities, at fair value	103	Transaction Price	Transaction Price	99.00 – 99.00	99.00
Residential mortgage servicing rights, at fair value	91,174	Single external source	Discounted cash flow	N/A	N/A

(a)	Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class.
(b)	Price ranges and weighted averages represent interest-only strips with a fair value of $0.4 million as of December 31, 2019.

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

(a)Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class

(b)Price ranges and weighted averages exclude interest-only strips with a fair value of $0.4 million as of December 31, 2018.

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

Financial instruments not carried at fair value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value in the consolidated balance sheets and are classified as Level 3:

	December 31, 2019		December 31, 2018
(In Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Loans, net	$4,033,972	$4,147,831	$2,391,702	$2,434,185
Purchased future receivables, net	43,265	43,265	—	—
Servicing rights	30,795	34,723	26,997	28,441
Total assets	$4,108,032	$4,225,819	$2,418,699	$2,462,626
Liabilities:
Secured borrowings	$1,189,392	$1,189,392	$834,547	$834,547
Securitized debt obligations of consolidated VIEs, net	1,815,154	1,859,047	905,367	918,536
Senior secured note, net	179,289	190,923	178,870	176,981
Guaranteed loan financing	485,461	515,182	229,678	236,804
Convertible notes, net	111,040	116,654	109,979	101,581
Corporate debt, net	149,986	161,098	48,457	48,457
Total liabilities	$3,930,322	$4,032,296	$2,306,898	$2,316,906

Other assets totaling $20.7 million at December 31, 2019 and $14.5 million at December 31, 2018 are not carried at fair value and include due from servicers and accrued interest, which are reflected in Note 19. Receivable from third parties totaling $1.2 million at December 31, 2019 and $8.9 million at December 31, 2018 are not carried at fair value. For these instruments, carrying value approximates fair value and are classified as Level 3.

Accounts payable and other accrued liabilities totaling $20.0 million at December 31, 2019 and $16.8 million at December 31, 2018 are not carried at fair value and include Payable to related parties and Accrued interest payable which are included in Note 19. For these instruments, carrying value approximates fair value and are classified as Level 3.

Note 8 – Mortgage backed securities

The following table presents certain information about the Company’s MBS portfolio, which are classified as trading securities and carried at fair value, as of December 31, 2019 and 2018.

		Weighted
	Weighted	Average				Gross	Gross
	Average	Interest	Principal	Amortized		Unrealized	Unrealized
(In Thousands)	Maturity (a)	Rate (a)	Balance	Cost	Fair Value	Gains	Losses
December 31, 2019
Mortgage backed securities, at fair value
Freddie Mac Loans	06/2037	4.3%	$83,149	$61,207	$66,108	$4,915	$(14)
Commercial Loans	02/2051	5.4	35,984	25,358	26,255	924	(27)
Tax Liens	09/2026	6.0	104	104	103	—	(1)
Total Mortgage backed securities, at fair value	07/2041	4.6%	$119,237	$86,669	$92,466	$5,839	$(42)
December 31, 2018
Mortgage backed securities, at fair value
Freddie Mac Loans	05/2037	4.5%	$97,066	$70,819	$75,591	$4,826	$(54)
Commercial Loans	11/2049	5.5	20,666	16,228	16,231	30	(27)
Tax Liens	09/2026	6.0	116	116	115	—	(1)
Total Mortgage backed securities, at fair value	07/2039	4.7%	$117,848	$87,163	$91,937	$4,856	$(82)

(a)	Weighted based on current principal balance

The following table presents certain information about the maturity of the Company’s MBS portfolio as of December 31, 2019 and 2018.

	Weighted
	Average
	Interest	Principal	Amortized
(In Thousands)	Rate (a)	Balance	Cost	Fair Value
December 31, 2019
Mortgage backed securities, at fair value
After five years through ten years	3.8%	$2,869	$2,641	$2,825
After ten years	4.7	116,368	84,028	89,641
Total Mortgage backed securities, at fair value	4.6%	$119,237	$86,669	$92,466
December 31, 2018
Mortgage backed securities, at fair value
After five years through ten years	10.6%	$3,406	$3,103	$3,520
After ten years	4.5	114,442	84,060	88,417
Total	4.7%	$117,848	$87,163	$91,937

(a)	Weighted based on current principal balance

Note 9 – Servicing rights

The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The Company’s servicing fees are specified by pooling and servicing agreements.

The following table presents information about the Company’s portfolios of servicing rights:

	Year Ended December 31,
(In Thousands)	2019	2018
SBA servicing rights, at amortized cost
Beginning net carrying amount	$16,749	$16,684
Additions due to loans sold, servicing retained	3,470	3,569
Acquisitions	894	362
Amortization	(3,393)	(3,418)
Impairment	(60)	(448)
Ending net carrying value of SBA servicing rights	$17,660	$16,749
Freddie Mac multi-family servicing rights, at amortized cost
Beginning net carrying amount	$10,248	$5,059
Additions due to loans sold, servicing retained	5,195	6,832
Amortization	(2,308)	(1,643)
Ending net carrying value of Freddie Mac multi-family servicing rights	$13,135	$10,248
Ending net carrying value of SBA and Freddie Mac multi-family servicing rights, at amortized cost	$30,795	$26,997
Residential mortgage servicing rights, at fair value
Beginning Balance	$93,065	$72,295
Additions due to loans sold, servicing retained	26,854	20,974
Loan pay-offs	(10,178)	(5,899)
Unrealized gains (losses)	(18,567)	5,695
Ending fair value of residential mortgage servicing rights	$91,174	$93,065
Total servicing rights	$121,969	$120,062

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

The following table presents additional information about the Company’s SBA and Freddie Mac multi-family servicing rights:

	As of December 31, 2019		As of December 31, 2018
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Carrying Value	Amount	Carrying Value
SBA	$568,017	$17,660	$506,155	$16,749
Freddie Mac multi-family	1,167,476	13,135	964,377	10,248
Total	$1,735,493	$30,795	$1,470,532	$26,997

The significant assumptions used in the December 31, 2019 and 2018 estimated valuation of the Company’s SBA and Freddie Mac multi-family servicing rights carried at amortized cost include:

	December 31, 2019				December 31, 2018
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA servicing rights (at amortized cost)
• Forward prepayment rate	6.3	-	21.2%	9.3%	3.8	-	20.2%	9.2%
• Forward default rate	0.0	-	10.8%	7.3%	0.0	-	12.2%	6.4%
• Discount rate	8.8	-	8.8%	8.8%	12.0	-	12.0%	12.0%
• Servicing expense	0.4	-	0.4%	0.4%	0.4	-	0.4%	0.4%

Freddie Mac multi-family servicing rights (at amortized cost)
• Forward prepayment rate	0.5	-	15.9%	6.6%	0.0	-	35.0%	5.0%
• Forward default rate	0.0	-	0.5%	0.4%	0.0	-	2.0%	1.3%
• Discount rate	6.0	-	6.0%	6.0%	12.0	-	12.0%	12.0%
• Servicing expense	0.2	-	0.3%	0.2%	0.2	-	0.2%	0.2%

These assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the carrying amount of the Company’s SBA and Freddie Mac multi-family servicing rights.

(In Thousands)	December 31, 2019	December 31, 2018
SBA servicing rights (at amortized cost)
• Forward prepayment rate
10% adverse change	$(563)	$(470)
20% adverse change	(1,097)	(915)

• Default rate
10% adverse change	$(94)	$(63)
20% adverse change	(186)	(125)

• Discount rate
10% adverse change	$(520)	$(579)
20% adverse change	(1,011)	(1,118)

Freddie Mac multi-family servicing rights (at amortized cost)
• Forward prepayment rate
10% adverse change	$(285)	$(63)
20% adverse change	(558)	(124)

• Default rate
10% adverse change	$(5)	$(11)
20% adverse change	(10)	(22)

• Discount rate
10% adverse change	$(381)	$(490)
20% adverse change	(746)	(791)

The estimated future amortization expense for the servicing rights is expected to be as follows:

(In Thousands)	December 31, 2019
2020	$5,699
2021	4,961
2022	4,305
2023	3,711
2024	3,182
Thereafter	8,937
Total	$30,795

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

The following table presents additional information about the Company’s residential mortgage servicing rights carried at fair value:

	As of December 31, 2019		As of December 31, 2018
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Fair Value	Amount	Fair Value
Fannie Mae	$3,388,630	$37,309	$2,848,435	$34,562
Ginnie Mae	2,504,993	29,869	2,350,301	29,586
Freddie Mac	2,270,981	23,996	2,267,943	28,917
Total	$8,164,604	$91,174	$7,466,679	$93,065

The significant assumptions used in the valuation of the Company’s residential mortgage servicing rights carried at fair value include:

	December 31, 2019				December 31, 2018
	Range of input values			Weighted Average	Range of input values			Weighted Average
Residential mortgage servicing rights (at fair value)
• Forward prepayment rate	7.1	-	18.7%	10.1%	6.1	-	13.9%	8.4%
• Discount rate	9.0	-	11.0%	9.6%	9.0	-	11.1%	9.7%
• Servicing expense	$ 70	-	$ 85	$ 75	$ 70	-	$ 85	$ 75

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the fair value of the Company’s residential mortgage servicing rights.

(In Thousands)	December 31, 2019	December 31, 2018
Prepayment rate
10% adverse change	$(4,195)	$(3,281)
20% adverse change	(8,091)	(6,330)
Discount rate
10% adverse change	$(3,450)	$(3,716)
20% adverse change	(6,654)	(7,159)
Cost of servicing
10% adverse change	$(1,648)	$(1,683)
20% adverse change	(3,297)	(3,365)

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

	For the Year Ended December 31,
(In Thousands)	2019	2018	2017
Realized and unrealized gains and losses of residential mortgage loans held for sale, at fair value	$54,640	$36,240	$63,024
Creation of new mortgage servicing rights, net of payoffs	16,676	15,075	14,919
Loan origination fee income on residential mortgage loans	10,702	9,371	8,193
Unrealized gains (loss) on IRLCs and other derivatives	1,521	(834)	(2,699)
Residential mortgage banking activities	$83,539	$59,852	$83,437

Variable expenses on residential mortgage banking activities	$(51,760)	$(22,228)	$(41,737)

Note 11 – Secured borrowings

The following tables present certain characteristics of our secured borrowings:

							Carrying Value at
Lender	Asset Class	Current Maturity	Pricing	Facility Size		Pledged Assets Carrying Value	December 31, 2019	December 31, 2018
JPMorgan	Acquired loans, SBA loans	August 2020	1M L + 2.00 to 2.50%	$250,000		$207,030	$88,972	$68,417
Keybank	Freddie Mac loans	February 2020	1M L + 1.50%	125,000		21,775	21,513	22,973
East West Bank	SBA loans	July 2020	Prime - 0.821 to + 0.29%	50,000		16,992	13,294	27,443
Credit Suisse	Acquired loans (non USD)	December 2021	Euribor + 2.50%	224,500	(a)	52,500	37,646	—
FCB	Acquired loans	June 2021	2.75%	1,399		1,778	1,354	2,974
Comerica Bank	Residential loans	April 2020	1M L + 1.75%	100,000		60,303	56,822	40,231
TBK Bank	Residential loans	July 2020	Variable Pricing	100,000		53,577	52,151	—
Origin Bank	Residential loans	May 2020	Variable Pricing	50,000		16,275	15,343	12,870
Associated Bank	Residential loans	November 2020	1M L + 1.50%	40,000		6,508	5,823	15,907
East West Bank	Residential MSRs	September 2023	1M L + 2.50%	50,000		61,304	39,900	8,500
Credit Suisse	Purchased future receivables	June 2021	1M L + 4.50%	50,000		43,265	34,900	—
Rabobank	Real estate	January 2021	4.22%	14,500		19,950	12,485	—
Total borrowings under credit facilities (b)				$1,055,399		$561,257	$380,203	$199,315
Citibank	Fixed rate, Transitional, Acquired loans	August 2020	1M L + 1.875 to 2.125%	$500,000		$194,474	$124,718	$194,117
Deutsche Bank	Fixed rate, Transitional loans	November 2021	3M L + 2.00 to 2.40%	425,000		182,757	141,356	239,972
JPMorgan	Transitional loans	February 2020	1M L + 2.25 to 4.00%	275,000		344,656	250,466	96,343
JPMorgan	MBS	April 2020	3.15 to 4.52%	93,715		129,268	93,715	24,881
Deutsche Bank	MBS	February 2020	3.42 to 3.93%	44,730		60,120	44,730	17,425
Citibank	MBS	February 2020	3.10 to 4.14%	56,189		77,355	56,189	—
Bank of America	MBS	January 2020	2.44 to 2.74%	38,954		44,412	38,954	—
RBC	MBS	April 2020	3.39 to 3.71%	59,061		74,161	59,061	62,494
Total borrowings under repurchase agreements (c)				$1,492,649		$1,107,203	$809,189	$635,232
Total secured borrowings				$2,548,048		$1,668,460	$1,189,392	$834,547

(a) The current facility size is €200.0 million, but has been converted into USD for purposes of this disclosure.

(b) The weighted average interest rate of borrowings under credit facilities was 4.0% and 4.6% as of December 31, 2019 and 2018, respectively.

(c) The weighted average interest rate of borrowings under repurchase agreements was 4.2% and 4.0% as of December 31, 2019 and 2018, respectively.

The following table presents the carrying value of the Company’s collateral pledged with respect to secured borrowings outstanding with our lenders:

	Pledged Assets Carrying Value at
(In Thousands)	December 31, 2019	December 31, 2018
Collateral pledged - borrowings under credit facilities
Loans, net	$436,738	$215,533
Mortgage servicing rights	61,304	63,479
Purchased future receivables	43,265	—
Real estate, held for sale	19,950	—
Total collateral pledged on borrowings under credit facilities	$561,257	$279,012
Collateral pledged - borrowings under repurchase agreements
Loans, net	$721,887	$685,274
Mortgage backed securities	113,436	112,552
Retained interest in assets of consolidated VIEs	271,880	35,684
Total collateral pledged on borrowings under repurchase agreements	$1,107,203	$833,510
Total collateral pledged on secured borrowings	$1,668,460	$1,112,522

The agreements governing the Company’s secured borrowings and promissory note require the Company to maintain certain financial and debt covenants. The Company was in compliance with all debt and financial covenants as of December 31, 2019 and 2018.

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

As of December 31, 2019, we were in compliance with all covenants with respect to the Senior Secured Notes.

Convertible notes, net

On August 9, 2017, the Company closed an underwritten public sale of $115.0 million aggregate principal amount of its 7.00% convertible senior notes due 2023 (“Convertible Notes”). The Convertible Notes will mature on August 15, 2023, unless earlier repurchased, redeemed or converted. During certain periods and subject to certain conditions, the Convertible Notes will be convertible by holders into shares of the Company's common stock at an initial conversion rate of 1.4997 shares of common stock per $25 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $16.67 per share of common stock. Upon conversion, holders will receive, at the Company's discretion, cash, shares of the Company's common stock or a combination thereof.

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

At issuance, we allocated $112.7 million and $2.3 million of the carrying value of the Convertible Notes to its debt and equity components, respectively, before the allocation of deferred financing costs. As of December 31, 2019, we were in compliance with all covenants with respect to the Convertible Notes.

Corporate debt, net

On April 27, 2018, the Company completed the public offer and sale of $50,000,000 aggregate principal amount of its 6.50% Senior Notes due 2021 ( the “2021 Notes”). The Company issued the 2021 Notes under a base indenture, dated August 9, 2017, as supplemented by the second supplemental indenture, dated as of April 27, 2018, between the Company and U.S. Bank National Association, as trustee. The 2021 Notes bear interest at a rate of 6.50% per annum, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018. The 2021 Notes will mature on April 30, 2021, unless earlier redeemed or repurchased.

The Company may redeem for cash all or any portion of the 2021 Notes, at its option, on or after April 30, 2019 and before April 30, 2020 at a redemption price equal to 101% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. On or after April 30, 2020, the Company may redeem for cash all or any portion of the 2021 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company undergoes a change of control repurchase event, holders may require it to purchase the 2021 Notes, in whole or in part, for cash at a repurchase price equal to 101% of the aggregate principal amount of the 2021 Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase, as described in greater detail in the Indenture.

The 2021 Notes are the Company’s senior direct unsecured obligations and will not be guaranteed by any of its subsidiaries, except to the extent described in the Indenture upon the occurrence of certain events. The 2021 Notes rank equal in right of payment to any of the Company’s existing and future unsecured and unsubordinated indebtedness; effectively junior in right of payment to any of its existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness, other liabilities (including trade payables) and (to the extent not held by the Company) preferred stock, if any, of its subsidiaries.

On July 22, 2019, the Company completed the public offer and sale of $57.5 million aggregate principal amount of its 6.20% Senior Notes due 2026 (the “2026 Notes” and together with the 2021 Notes, the “Corporate Debt”), which includes $7.5 million aggregate principal amount of the 2026 Notes relating to the full exercise of the underwriters’ over-allotment option.  The net proceeds from the sale of the 2026 Notes are approximately $55.3 million, after deducting underwriters’ discount and estimated offering expenses.  The Company will contribute the net proceeds to Sutherland Partners, L.P. (the “Operating Partnership”), its operating partnership subsidiary, in exchange for the issuance by the Operating Partnership of a senior unsecured note with terms that are substantially equivalent to the terms of the 2026 Notes.  The Operating Partnership intends to use the net proceeds to originate or acquire the Company’s target assets and for general business purposes.

The 2026 Notes bear interest at a rate of 6.20% per annum, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, beginning on October 30, 2019.  The 2026 Notes will mature on July 30, 2026, unless earlier repurchased or redeemed.

The Company may redeem for cash all or any portion of the 2026 Notes, at its option, on or after July 30, 2022 and before July 30, 2025 at a redemption price equal to 101% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.  On or after July 30, 2025, the Company may redeem for cash all or any portion of the 2026 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.  If the Company undergoes a change of control repurchase event, holders may require it to purchase the 2026 Notes, in whole or in part, for cash at a repurchase price equal to 101% of the aggregate principal amount of the 2026 Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase, as described in greater detail in the Indenture.

The 2026 Notes are the Company’s senior unsecured obligations and will not be guaranteed by any of its subsidiaries, except to the extent described in the Indenture upon the occurrence of certain events.  The 2026 Notes rank equal in right of payment to any of the Company’s existing and future unsecured and unsubordinated indebtedness; effectively junior in right of payment to any of its existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness, other liabilities (including trade payables) and (to the extent not held by the Company) preferred stock, if any, of its subsidiaries.

On December 2, 2019, the Company completed the public offer and sale of $45.0 million aggregate principal amount of the 2026 Notes. The new notes have the same terms (expect with respect to issue date, issue price and the date from which interest will accrue) as, are fully fungible with and are treated as a single series of debt securities as, the 6.20% Senior Notes due 2026 the Company issued on July 22, 2019.

As of December 31, 2019, we were in compliance with all covenants with respect to the corporate debt.

The following table presents the components of the Senior Secured Notes, Convertible Notes, and Corporate Debt, including the carrying value for the aggregate contractual maturities, in the consolidated balance sheet:

(in thousands, except rates)	Coupon Rate	Maturity Date	December 31, 2019
Senior secured notes principal amount(1)	7.50%	2/15/2022	$180,000
Unamortized premium - Senior secured notes			1,667
Unamortized deferred financing costs - Senior secured notes			(2,378)
Total Senior secured notes, net			$179,289
Convertible notes - principal amount (2)	7.00%	8/15/2023	115,000
Unamortized discount - Convertible notes (3)			(1,446)
Unamortized deferred financing costs - Convertible notes			(2,514)
Total Convertible notes, net			$111,040
Corporate debt principal amount(4)	6.50%	4/30/2021	$50,000
Corporate debt principal amount(5)	6.20%	7/30/2026	104,250
Unamortized discount - Corporate debt			433
Unamortized deferred financing costs - Corporate debt			(4,697)
Total Corporate debt, net			$149,986
Total carrying amount of debt components			$440,315
Total carrying amount of conversion option of equity components recorded in equity			$1,446

(1)	Interest on the Senior Secured Notes is payable semiannually on each February 15 and August 15, beginning on August 15, 2017.
(2)	Interest on the Convertible Notes is payable quarterly on February 15, May 15, August 15, and November 15 of each year, beginning on November 15, 2017.
(3)	Represents the discount created by separating the conversion option from the debt host instrument.
(4)	Interest on the corporate debt is payable January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018.
(5)	Interest on the corporate debt is payable January 30, April 30, July 30, and October 30 of each year, beginning on October 30, 2019.

The following table presents the contractual maturities of the Senior Secured Notes, Convertible Notes, and Corporate debt:

(In Thousands)	December 31, 2019
2020	$—
2021	49,143
2022	179,289
2023	111,040
2024	—
Thereafter	100,843
Total	$440,315

Note 13 – Guaranteed loan financing

Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment in the consolidated balance sheets and the portion sold is recorded as guaranteed loan financing in the liabilities section of the consolidated balance sheets. For these partial loan sales, the interest earned on the entire loan balance is recorded as interest income and the interest earned by the buyer in the partial loan sale is recorded within interest expense in the accompanying consolidated statements of income.

The following table presents guaranteed loan financing and the related interest rates and maturity dates:

	Weighted	Range of
	Average	Interest	Range of
(In Thousands)	Interest Rate	Rates	Maturities (Years)	Ending Balance
December 31, 2019	5.45%	1.70 - 7.50%	2020 - 2044	$485,461
December 31, 2018	4.46%	1.70 – 8.00%	2019 - 2038	$229,678

The following table summarizes contractual maturities of total guaranteed loan financing outstanding:

(In Thousands)	December 31, 2019
2020	$537
2021	1,647
2022	2,534
2023	3,697
2024	4,930
Thereafter	472,116
Total	$485,461

Our guaranteed loan financings are secured by loans of $487.2 million and $232.4 million as of December 31, 2019 and 2018, respectively.

Note 14 – Variable interest entities and securitization activities

In the normal course of business, we enter into certain types of transactions with entities that are considered to be VIEs. Our primary involvement with VIEs has been related to our securitization transactions in which we transfer assets to securitization trusts. We primarily securitize our acquired and originated loans, which provides a source of funding for us and has enabled us to transfer a certain portion of the economic risk of the loans or related debt securities to third parties.

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

For financial statement reporting purposes, since the underlying trust is consolidated, the securitization is effectively viewed as a financing of the loans that were securitized to enable the senior security to be created and sold to a third-party investor. As such, the senior security is presented in the consolidated balance sheets as securitized debt obligations of consolidated VIEs. The third-party beneficial interest holders in the VIE have no recourse against the Company, except that the Company has an obligation to repurchase assets from the VIE in the event that certain representations and warranties in relation to the loans sold to the VIE are breached. In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

The consolidation of the securitization transactions includes the senior securities issued to third parties which are shown as securitized debt obligations of consolidated VIEs in the consolidated balance sheets. The following table presents additional information on the Company’s securitized debt obligations:

	December 31, 2019			December 31, 2018
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(In Thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
Waterfall Victoria Mortgage Trust 2011-SBC2	$6,399	$6,399	5.5%	$12,226	$12,226	5.4%
ReadyCap Lending Small Business Trust 2015-1	—	—	—	3,397	1,180	3.4
ReadyCap Lending Small Business Trust 2019-2	131,032	129,007	4.3	—	—	—
Sutherland Commercial Mortgage Trust 2017-SBC6	42,309	41,486	3.4	69,764	68,574	3.3
Sutherland Commercial Mortgage Trust 2018-SBC7	138,235	136,212	4.7	205,451	202,491	4.7
Sutherland Commercial Mortgage Trust 2019-SBC8	219,617	216,981	2.9	—	—	—
ReadyCap Commercial Mortgage Trust 2014-1	18,626	18,632	5.6	36,108	36,129	4.5
ReadyCap Commercial Mortgage Trust 2015-2	64,239	61,443	4.5	110,497	106,755	4.2
ReadyCap Commercial Mortgage Trust 2016-3	32,269	30,777	4.7	63,945	62,053	3.7
ReadyCap Commercial Mortgage Trust 2018-4	121,179	117,428	3.9	144,701	140,314	3.9
ReadyCap Commercial Mortgage Trust 2019-5	309,296	299,273	4.1	—	—	—
ReadyCap Commercial Mortgage Trust 2019-6	379,400	371,939	3.2	—	—	—
Ready Capital Mortgage Financing 2017-FL1	—	—	—	63,615	61,902	3.7
Ready Capital Mortgage Financing 2018-FL2	115,381	114,057	3.8	217,057	213,743	3.4
Ready Capital Mortgage Financing 2019-FL3	267,904	264,249	3.5	—	—	—
Total	$1,845,886	$1,807,883	3.7%	$926,761	$905,367	4.0%

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

Assets and liabilities of consolidated VIEs

The following table reflects the securitized assets and liabilities for VIEs that we consolidate on our consolidated balance sheets:

(In Thousands)	December 31, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$23	$—
Restricted cash	8,301	11,643
Loans, net	2,326,199	1,220,974
Loans, held for sale, at fair value	4,434	—
Due from servicers	27,964	11,514
Accrued interest	11,565	6,750
Real estate, held for sale	—	176
Total assets	$2,378,486	$1,251,057
Liabilities:
Securitized debt obligations of consolidated VIEs, net	1,815,154	905,367
Total liabilities	$1,815,154	$905,367

Assets of unconsolidated VIEs

The following table reflects our variable interests in identified VIEs, of which we are not the primary beneficiary, as of December 31, 2019 and 2018:

	Carrying Amount		Maximum Exposure to Loss (1)
(In Thousands)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Assets:
Mortgage backed securities, at fair value(2)	$66,108	$75,591	$66,108	$75,591
Investment in unconsolidated joint ventures	58,850	33,438	58,850	33,438
Total assets in unconsolidated VIEs	$124,958	$109,029	$124,958	$109,029
(1) Maximum exposure to loss is limited to the greater of the fair value or carrying value of the assets as of the consolidated balance sheet dates.
(2) Retained interest in Freddie Mac sponsored securitizations.

Note 15 – Interest income and interest expense

Interest income and interest expense are recorded in the consolidated statements of income and classified based on the nature of the underlying asset or liability.

The following table presents the components of interest income and expense:

	Year Ended December 31,
(In Thousands)	2019	2018	2017
Interest income
Loans
Acquired SBA 7(a) loans	$20,687	$32,278	$37,110
Acquired loans	61,832	46,154	34,720
Originated Transitional loans	69,217	48,499	25,323
Originated SBC loans, at fair value	1,383	3,599	7,769
Originated SBC loans	51,617	24,948	22,564
Originated SBA 7(a) loans	11,409	4,428	998
Acquired Transitional loans	2,047	—	—
Originated Residential Agency loans	75	51	255
Total loans (1)	$218,267	$159,957	$128,739
Held for sale, at fair value, loans
Originated Residential Agency loans	$4,328	$3,747	$3,723
Originated Freddie loans	1,008	1,428	1,507
Acquired loans	217	153	993
Total loans, held for sale, at fair value (1)	$5,553	$5,328	$6,223
Mortgage backed securities, at fair value	6,096	4,214	3,343
Total interest income	$229,916	$169,499	$138,305
Interest expense
Secured borrowings	$(48,955)	$(35,331)	$(26,092)
Securitized debt obligations of consolidated VIEs	(69,152)	(36,988)	(23,387)
Guaranteed loan financing	(5,125)	(11,613)	(13,435)
Senior secured note	(13,920)	(13,702)	(8,069)
Convertible note	(8,752)	(8,748)	(3,427)
Corporate debt	(5,922)	(2,706)	—
Promissory note	(54)	(150)	(236)
Total interest expense	$(151,880)	$(109,238)	$(74,646)
Net interest income before provision for loan losses	$78,036	$60,261	$63,659
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

For derivative instruments that the Company has not elected hedge accounting, the fair value adjustments on such instruments are recorded in earnings. The fair value adjustments for interest rate swaps and CDS, along with the related interest income, interest expense and gains (losses) on termination of such instruments, are reported as a net realized gain on financial instruments in the consolidated statements of income. The fair value adjustments for IRLCs, along with the related interest income, interest expense and gains (losses) on termination of such instruments, are reported in residential mortgage banking activities in the consolidated statements of income.

As described in Note 3, for qualifying cash flow hedges, the entire change in the fair value of the derivative is recorded in OCI and recognized in the consolidated statements of income when the hedged cash flows affect earnings. Derivative amounts affecting earnings are recognized consistent with the classification of the hedged item, primarily interest expense. The ineffective portions of the cash flow hedges are immediately recognized in earnings.

The following tables summarize the Company’s use of derivatives and their effect in the consolidated financial statements. Notional amounts included in the table are the average notional amounts on the consolidated balance sheet dates. We believe these are the most relevant measure of volume or derivative activity as they best represent the Company’s exposure to underlying instruments.

The following table summarizes our derivatives, by type, as of December 31, 2019 and December 31, 2018:

		As of December 31, 2019			As of December 31, 2018
			Asset	Liability		Asset	Liability
		Notional	Derivatives	Derivatives	Notional	Derivatives	Derivatives
(In Thousands)	Primary Underlying Risk	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Interest rate lock commitments	Interest rate risk	$238,283	$2,814	$—	$144,799	$1,775	$—
Interest Rate Swaps - not designated as hedges	Interest rate risk	291,001	—	(3,181)	411,811	—	(2,349)
Interest Rate Swaps - designated as hedges	Interest rate risk	158,325	—	(1,709)	134,325	—	(1,276)
Credit Default Swaps	Credit Risk	15,000	—	(110)	15,000	295	—
FX forwards	Foreign exchange rate risk	15,000	—	(250)	—	—	—
Total		$717,609	$2,814	$(5,250)	$705,935	$2,070	$(3,625)

The following tables summarize the gains and losses on the Company’s derivatives:

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Net Realized	Unrealized	Net Realized	Unrealized
(In Thousands)	(Loss)	Gain (Loss)	(Loss)	Gain (Loss)
Credit default swaps (1)	$—	$(404)	$(703)	$862
Interest rate swaps (1)(2)	(6,221)	(1,747)	4,272	(5,323)
Residential mortgage banking activities interest rate swaps (3)	—	483	—	(783)
Interest rate lock commitments (3)	—	1,038	—	(51)
FX forwards (1)	—	(250)	—	—
Total	$(6,221)	$(880)	$3,569	$(5,295)

(1) Gains (losses) are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of income.
(2) For qualifying hedges of interest rate risk, the effective portion relating to the unrealized gain (loss) on derivatives are recorded in accumulated other comprehensive income (loss).
(3) Gains (losses) are recorded in residential mortgage banking activities in the consolidated statements of income.

The following tables summarize the gains and losses on the Company’s derivatives which have qualified for hedge accounting:

(In Thousands)	Derivatives - effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income (2)	Total income statement impact	Derivatives- effective portion recorded in OCI (3)	Total change in OCI for period (3)
Hedge type
Interest rate - forecasted transactions (1)	$(513)	$—	$(513)	$(6,237)	$(5,724)
Total - Year Ended December 31, 2019	$(513)	$—	$(513)	$(6,237)	$(5,724)
Hedge type
Interest rate - forecasted transactions (1)	$—	$—	$—	$(954)	$(954)
Total - Year Ended December 31, 2018	$—	$—	$—	$(954)	$(954)
(1) Consists of benchmark interest rate hedges of LIBOR-indexed floating-rate liabilities.

(2) Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.

(3) Represents after tax amounts recorded in OCI.

Note 17 – Real estate, held for sale

The following table summarizes the carrying amount of the Company’s real estate holdings as of the consolidated balance sheet dates:

(In Thousands)	December 31, 2019	December 31, 2018
Acquired ORM Portfolio:
Retail	$19,950	$—
Mixed Use	17,478	—
Land	7,919	—
Lodging/Residential	6,280	—
Office	1,256	—
Total Acquired ORM REO	$52,883	$—
Other REO held for sale:
Office	$4,465	6,719
SBA	286	23
Mixed Use	279	279
Retail	660	191
Single Family	—	368
Multi-Family	—	207
Total Other REO	$5,690	$7,787

Total Real estate, held for sale	$58,573	$7,787

Note 18 – Agreements and transactions with related parties

Management Agreement

The Company has entered into a management agreement with our Manager (the “Management Agreement”), which describes the services to be provided to us by our Manager and compensation for such services. Our Manager is responsible for managing the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors.

Management fee

Pursuant to the terms of the Management Agreement, our Manager is paid a management fee calculated and payable quarterly in arrears equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement) up to $500 million and 1.00% per annum of stockholders’ equity in excess of $500 million.

The following table presents certain information on the management fee payable to our Manager:

	For the Year Ended December 31,
	2019	2018
Management fee - total	$9.6 million	$8.2 million
Management fee - amount unpaid	$2.6 million	$2.1 million

Incentive distribution

Our Manager is entitled to an incentive distribution in an amount equal to the product of (i) 15% and (ii) the excess of (a) core earnings (as defined in the partnership agreement or the operating partnership) on a rolling four-quarter basis over (b) an amount equal to 8.00% per annum multiplied by the weighted average of the issue price per share of the common stock or OP units multiplied by the weighted average number of shares of common stock outstanding, provided that core earnings over the prior twelve calendar quarters (or the period since the closing of the ZAIS Merger, whichever is shorter) is greater than zero. For purposes of determining the incentive distribution payable to our Manager, core earnings is defined under the partnership agreement of the operating partnership in a manner that is similar to the definition of Core Earnings described below under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” included in this quarterly report on Form 10-Q but with the following additional adjustments which (i) further exclude: (a) the incentive distribution, (b) non-cash equity compensation expense, if any, (c) unrealized gains or losses on SBC loans (not just MBS and MSRs), (d)  depreciation and amortization (to the extent we foreclose on any property), and (e) one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of the independent directors and (ii) add back any realized gains or losses on the sales of MBS and on discontinued operations which were excluded from the definition of core earnings described under "Non-GAAP Financial Measures".

The following table presents certain information on the incentive fee payable to our Manager:

	For the Year Ended December 31,
	2019	2018
Incentive fee distribution - total	$0.1 million	$1.1 million
Incentive fee distribution - amount unpaid	$0.1 million	$0.5 million

The Management Agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors or the holders of a majority of the outstanding common stock (excluding shares held by employees and affiliates of our Manager), based upon (1) unsatisfactory performance by our Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term. Additionally, upon such a termination by the Company without cause (or upon termination by the Manager due to the Company’s material breach), the management agreement provides that the Company will pay the Manager a termination fee equal to three times the average annual base management fee earned by our Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination, except upon an internalization. Additionally, if the management agreement is terminated under circumstances in which the Company is obligated to make a termination payment to the Manager, the operating partnership shall repurchase, concurrently with such termination, the Class A special unit for an amount equal to three times the average annual amount of the incentive distribution paid or payable in respect of the Class A special unit during the 24-month period immediately preceding such termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.

The current term of the Management Agreement will expire on October 31, 2020 and is automatically renewed for successive one-year terms on each anniversary thereafter; provided, however, that either the Company, under the certain limited circumstances described above that would require the Company and the operating partnership to make the payments described above, or the Manager may terminate the Management Agreement annually upon 180 days prior notice.

Expense reimbursement

In addition to the management fees and incentive distribution described above, the Company is also responsible for reimbursing our Manager for certain expenses paid by our Manager on behalf of the Company and for certain services provided by our Manager to the Company. Expenses incurred by our Manager and reimbursed by us are typically included in salaries and benefits or general and administrative expense in the consolidated statements of income.

The following table presents certain information on reimbursable expenses payable to our Manager:

	For the Year Ended December 31,
	2019	2018
Reimbursable expenses payable to our Manager - total	$7.0 million	$4.9 million
Reimbursable expenses payable to our Manager - amount unpaid	$4.2 million	$3.1 million

Other

In March of 2018, the Company acquired 75 loans, net, from Waterfall Olympic Master Fund Grantor Trust, Series I, II, and III, which are also managed by our Manager for $51.6 million, including interest. The total unpaid principal balance of the loans was $51.8 million.

Note 19 – Other assets and other liabilities

The following table details the Company’s other assets and other liabilities as of the consolidated balance sheet dates.

(In Thousands)	December 31, 2019	December 31, 2018
Other assets:
Deferred tax asset	$31,803	$18,084
Tax receivable	4,019	—
Deferred loan exit fees	13,039	8,668
Accrued interest	10,583	7,253
Due from servicers	10,127	7,284
Right-of-use lease asset	4,531	—
Goodwill	11,206	—
Intangible assets	8,309	2,915
Deferred financing costs	2,046	2,564
Other assets	11,262	17,567
Total other assets	$106,925	$64,335
Accounts payable and other accrued liabilities:
Deferred tax liability	$18,757	$19,972
Accrued salaries, wages and commissions	21,146	19,925
Accrued interest payable	17,305	14,244
Servicing principal and interest payable	14,145	10,582
Repair and denial reserve	5,179	5,524
Payable to related parties	2,697	2,580
Accrued professional fees	1,809	1,618
Other liabilities	16,369	274
Total accounts payable and other accrued liabilities	$97,407	$74,719

Intangible assets

The following table presents information about the intangible assets held by the Company:

(In Thousands)	December 31, 2019	December 31, 2018	Estimated Useful Life
Internally developed software - Knight Capital	$3,694	$—	6 years
Broker network - Knight Capital	1,156	—	4.5 years
SBA license	1,000	1,000	Indefinite life
Favorable lease	905	1,063	12 years
Trade name - Knight Capital	855	—	6 years
Trade name - GMFS	699	852	15 years
Total Intangible Assets	$8,309	$2,915

Amortization expense related to the intangible assets previously acquired for the years ended December 31, 2019 and 2018 was $0.5 million and $0.4 million, respectively. Such amounts are recorded as other operating expenses in the consolidated statements of income.

At December 31, 2019, accumulated amortization for finite-lived intangible assets is as follows:

(In Thousands)	December 31, 2019
Favorable lease	$575
Trade name - GMFS	524
Internally developed software - Knight Capital	106
Broker network - Knight Capital	44
Trade name - Knight Capital	25
Total Accumulated Amortization	$1,274

Amortization expense related to the finite-lived intangible assets for the five years subsequent to December 31, 2019 is as follows:

(In Thousands)	December 31, 2019
2020	$1,323
2021	1,295
2022	1,268
2023	1,242
2024	1,210
Thereafter	971
Total	$7,309

Loan indemnification reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other accrued liabilities in the Company's consolidated balance sheets and the provision for loan indemnification losses is included in variable expenses on residential mortgage banking activities, in the Company's consolidated statements of income. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demand, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability. At December 31, 2019 and 2018, the loan indemnification reserve was $2.1 million and $1.7 million, respectively.

Because of the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. At December 31, 2019 and 2018, the reasonably possible loss above the recorded loan indemnification reserve was not considered material.

Note 20 – Other income and operating expenses

The following table details the Company’s other income and operating expenses for the consolidated statements of income.

	For the Year Ended December 31,
(In Thousands)	2019	2018	2017
Other income
Origination income	$5,860	$4,590	$4,302
Release of repair and denial reserve	345	163	1,013
Other	4,873	833	2,095
Total other income	$11,078	$5,586	$7,410
Other operating expenses
Origination costs	$10,168	$7,752	$6,862
Technology expense	4,834	3,624	3,692
Charge off of real estate	1,317	1,086	756
Rent and property tax expense	4,310	2,524	2,314
Recruiting, training and travel expense	2,352	2,287	2,389
Marketing expense	2,052	2,433	1,629
Loan acquisition costs	575	1,458	600
Financing costs on purchased future receivables	376	—	—
Other	7,178	7,583	8,697
Total other operating expenses	$33,162	$28,747	$26,939

Note 21 – Stockholders’ Equity

Common stock dividends

The following table presents cash dividends declared by our board of directors on our common stock from January 1, 2018 through December 31, 2019:

			Dividend per
Declaration Date	Record Date	Payment Date	Share
March 14, 2018	March 30, 2018	April 30, 2018	$0.37
June 12, 2018	June 29, 2018	July 31, 2018	$0.40
September 11, 2018	September 28, 2018	October 31, 2018	$0.40
December 12, 2018	December 31, 2018	January 31, 2019	$0.40
March 12, 2019	March 28, 2019	April 30, 2019	$0.40
June 11, 2019	June 28, 2019	July 31, 2019	$0.40
September 10, 2019	September 30, 2019	October 31, 2019	$0.40
December 11, 2019	December 31, 2019	January 31, 2020	$0.40

Stock incentive plan

The Company currently maintains the 2012 equity incentive plan (“the 2012 Plan”). The 2012 Plan authorizes the Compensation Committee to approve grants of equity-based awards to our officers, directors, and employees of our Manager and its affiliates. The equity incentive plan provides for grants of equity-based awards up to an aggregate of 5% of the shares of the Company’s common stock issued and outstanding from time to time on a fully diluted basis.

The Company’s current policy for issuing shares upon settlement of stock-based incentive awards is to issue new shares.

The fair value of the RSUs and RSAs granted, which is determined based upon the stock price on the grant date, is recorded as compensation expense on a straight-line basis over the vesting periods for the awards, with an offsetting increase in stockholders’ equity.

The following table summarizes the Company’s RSU and RSA activity for the year ended December 31, 2019:

	Restricted Stock Awards
(In Thousands, except share data)	Number of Shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, January 1	118,904	$1,661	$13.97
Granted	111,097	1,784	16.06
Vested	(52,110)	(733)	14.07
Forfeited	—	—	—
Canceled	—	—	—
Outstanding, March 31, 2019	177,891	$2,712	$15.25
Granted	21,356	310	14.51
Vested	(19,766)	(293)	14.84
Forfeited	(5,746)	(82)	14.21
Canceled	—	—	—
Outstanding, June 30, 2019	173,735	$2,647	$15.24
Granted	—	—	—
Vested	(6,336)	(100)	15.79
Forfeited	—	—	—
Canceled	—	—	—
Outstanding, September 30, 2019	167,399	$2,547	$15.21
Granted	865,854	13,525	15.62
Vested	(23,636)	(350)	14.81
Forfeited	—	—	—
Canceled	—	—	—
Outstanding, December 31, 2019	1,009,617	$15,722	$15.57

At December 31, 2018, there were 23,104 of fully vested RSUs that were not yet issued as common stock. At December 31, 2019 all vested RSUs have been issued as common stock.

During the year ended December 31, 2019 and 2018, the Company recognized $1.5 million and $0.6 million of noncash compensation expense related to its stock-based incentive plan in our consolidated statements of income, respectively.

At December 31, 2019 and 2018, approximately $15.7 million and $1.2 million of noncash compensation expense related to unvested awards had not yet been charged to net income. These costs are expected to be amortized into compensation expense ratably over the course of the remainder of the respective vesting periods.

Note 22 – Earnings per Share of Common Stock

The following table provides information on the basic and diluted earnings per share computations, including the number of shares of common stock used for purposes of these computations.

	Year Ended December 31,
(In Thousands, except for share and per share amounts)	2019	2018	2017
Basic Earnings
Net income	$75,056	$61,457	$45,814
Less: Income attributable to non-controlling interest	2,088	2,199	2,524
Less: Income attributable to participating shares	653	217	62
Basic earnings	$72,315	$59,041	$43,228

Diluted Earnings
Net income	$75,056	$61,457	$45,814
Less: Income attributable to non-controlling interest	2,088	2,199	2,524
Less: Income attributable to participating shares	653	217	62
Diluted earnings	$72,315	$59,041	$43,228

Number of Shares
Basic — Average shares outstanding	42,011,750	32,085,975	31,350,102	(1)
Effect of dilutive securities — Unvested participating shares	35,898	16,209	1,509
Diluted — Average shares outstanding	42,047,648	32,102,184	31,351,611

Earnings Per Share Attributable to RC Common Stockholders:
Basic	$1.72	$1.84	$1.38
Diluted	1.72	1.84	1.38

Participating unvested RSUs were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Additionally, as of December 31, 2019, there are potential shares of common stock contingently issuable upon the conversion of the Convertible Notes in the future. The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash. Based on this assessment, the Company determined that it would be appropriate to apply a method similar to the treasury stock method, such that contingently issuable common stock is assessed quarterly along with our other potentially dilutive instruments. In order to compute the dilutive effect, the number of shares included in the denominator of diluted EPS is determined by dividing the “conversion spread value” of the share-settled portion (value above accreted value of face value and interest component) of the instrument by the share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the bond upon an assumed conversion. As of December 31, 2019, the conversion spread value is currently zero, since the closing price of our common stock does not exceed the conversion rate (strike price) and is “out-of-the-money”, resulting in no impact on diluted EPS.

Certain investors own OP units in our operating partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the operating partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company's equity is increased. At December 31, 2019 and 2018, the non-controlling interest OP unit holders owned 1,117,169, OP units.

Note 23 – Offsetting assets and liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default, including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty.  As of December 31, 2019 and 2018 and for the periods then ended, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

For derivatives traded under an ISDA Master Agreement, the collateral requirements are listed under the Credit Support Annex, which is the sum of the mark to market for each derivative contract, the independent amount due to the derivative counterparty and any thresholds, if any. Collateral may be in the form of cash or any eligible securities, as defined in the respective ISDA agreements. Cash collateral pledged to and by the Company with the counterparty, if any, is reported separately in the consolidated balance sheets as restricted cash. All margin call amounts must be made before the notification time and must exceed a minimum transfer amount threshold before a transfer is required. All margin calls must be responded to and completed by the close of business on the same day of the margin call, unless otherwise specified. Any margin calls after the notification time must be completed by the next business day. Typically, the Company and its counterparties are not permitted to sell, rehypothecate or use the collateral posted. To the extent amounts due to the Company from its counterparties are not fully collateralized, the Company bears exposure and the risk of loss from a defaulting counterparty. The Company attempts to mitigate counterparty risk by establishing ISDA agreements with only high grade counterparties that have the financial health to honor their obligations and diversification, entering into agreements with multiple counterparties.

In accordance with ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, the Company is required to disclose the impact of offsetting of assets and liabilities represented in the consolidated balance sheets to enable users of the consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities.  These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to offset, and (d) the Company’s right of offset is enforceable at law.  As of December 31, 2019 and 2018, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the consolidated balances sheets.

The following tables provide disclosure regarding the effect of offsetting the Company’s recognized assets and liabilities presented in the consolidated balance sheets:

				Gross amounts not offset in the Consolidated Balance Sheets(1)
(in thousands)	Gross amounts of recognized Assets / Liabilities	Gross amounts offset in the Consolidated Balance Sheets	Amounts presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received / Paid	Net Amount
December 31, 2019
Assets
Interest rate swaps	$2,814	$—	$2,814	$—	$2,814	$—
Total	$2,814	$—	$2,814	$—	$2,814	$—
Liabilities
Interest rate swaps	$4,890	$—	$4,890	$—	$4,890	$—
Credit default swaps	110	—	110	—	110	—
FX forwards	250		250	—	250	—
Secured borrowings	1,189,392	—	1,189,392	1,189,392	—	—
Total	$1,194,642	$—	$1,194,642	$1,189,392	$5,250	$—
December 31, 2018
Assets
Credit default swaps	$295	$—	$295	$—	$295	$—
Total	$295	$—	$295	$—	$295	$—
Liabilities
Interest rate swaps	$3,625	$—	$3,625	$—	$3,625	$—
Secured borrowings	834,547	—	834,547	834,547	—	—
Total	$838,172	$—	$838,172	$834,547	$3,625	$—

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

Management is not aware of any other contingencies that would require accrual or disclosure in the consolidated financial statements.

Unfunded Loan Commitments

As of December 31, 2019 and December 31, 2018, unfunded loan commitments for SBC loans were as follows:

	December 31,	December 31,
(In Thousands)	2019	2018
Loans, net	$128,719	$161,746
Loans, held for sale at fair value	$6,982	$4,895

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

Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. As of December 31, 2019 and 2018, total commitments to originate loans were as follows:

	December 31,	December 31,
(In Thousands)	2019	2018
Commitments to originate residential agency loans	$190,806	$124,020

Note 26 – Income Taxes

The Company is a REIT pursuant to Internal Revenue Code Section 856. Our qualification as a REIT depends on our ability to meet various requirements imposed by the Internal Revenue Code, which relate to our organizational structure, diversity of stock ownership and certain requirements with regard to the nature of our assets and the sources of our income. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four taxable years. As of December 31, 2019 and December 31, 2018, we are in compliance with all REIT requirements.

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

Our TRSs engage in various real estate - related operations, including originating and securitizing commercial and residential mortgage loans, and investments in real property. The majority of our TRSs are held within the SBC originations, SBA originations, acquisitions and servicing, and residential mortgage banking segments.  Our TRSs are not consolidated for federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred income taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

The Tax Cuts and Jobs Act (the Tax Act) was signed into law on December 22, 2017. The Tax Act changed many aspects of U.S. corporate income taxation, including a reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system, and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. We recognized the tax effects of the Tax Act in our year ended December 31, 2017 results and recorded a $1.0 million income tax benefit which relates entirely to the re-measurement of deferred tax balances to the 21% tax rate. As of December 31, 2018, our accounting for the implications of the Tax Act was complete.

Our income tax provision consists of the following:

	Year Ended December 31,
(In Thousands)	2019	2018	2017
Current
Federal income tax (benefit)	$523	$356	$(1,235)
State and local income tax (benefit)	47	169	(171)
Net current tax provision (benefit)	570	525	(1,406)
Deferred
Federal income tax (benefit)	(9,739)	1,167	3,779
State and local income tax (benefit)	(1,383)	(306)	613
Valuation allowance	—	—	(1,147)
Net deferred tax provision (benefit)	(11,122)	861	3,245
Total income tax provision (benefit)	$(10,552)	$1,386	$1,839

The following table is a reconciliation of our federal income tax determined using our statutory federal tax rate to our reported income tax provision for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(In Thousands)	2019		2018
U.S. statutory tax	$13,579	21.0%	$13,207	21.0%
State and local income tax (benefit)	(1,717)	(2.6)	464	0.7
Income attributable to REIT	(19,641)	(30.4)	(11,274)	(17.9)
Income attributable to Non-controlling interests	(462)	(0.7)	(400)	(0.6)
Nondeductible	(2,692)	(4.2)	(194)	(0.3)
Change in tax rate	381	0.6	(554)	(0.9)
Return to Provision	—	—	(11)	—
Other	—	—	148	0.2
Effective income tax (benefit)	$(10,552)	(16.3)%	$1,386	2.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are reported in other assets and other liabilities, respectively. The following table presents the tax effects of temporary differences on their respective net deferred tax assets and liabilities:

(In Thousands)	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryforwards	$23,277	$8,408
Unrealized losses	40	1,442
Accruals	2,917	2,815
Depreciation and amortization	1,379	986
Goodwill	3,702	3,927
Compensation	248	279
Other	240	227
Total deferred tax assets	$31,803	$18,084
Deferred tax liabilities:
Loan / servicing rights balance	$17,793	$19,210
Derivative instruments	439	133
Other taxable temporary difference	525	629
Total deferred tax liabilities	$18,757	$19,972
Net deferred tax assets (liabilities)	$13,046	$(1,888)

The Company has approximately $90.7 million of federal and $198.0 million of state net operating loss carryforwards which have expiration dates beginning 2033, with certain amounts having no expiration.

We recognize deferred tax assets and liabilities for the future tax consequences arising from differences between the carrying amounts of existing assets and liabilities under GAAP and their respective tax bases. We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income.

As of December 31, 2019, we continued to conclude that the positive evidence in favor of the recoverability of our deferred tax asset outweighed the negative evidence and that it is more likely than not that our deferred tax assets will be realized. Our framework for assessing the recoverability of deferred tax assets requires us to weigh all available evidence, including the sustainability of recent profitability required to realize the deferred tax assets, the cumulative net income in our consolidated statements of income in recent years, the future reversals of existing taxable temporary differences, and the carryforward periods for any carryforwards of net operating losses.

The difference between the statutory rate of 21% and the effective income tax rate is primarily due to state and local taxes.

As of December 31, 2019 and 2018, the Company had no uncertain tax positions recorded or disclosed in the financial statements. Additionally, it is the belief of management that the total amount of uncertain tax positions, if any, will not materially change over the next 12 months.

Our major tax jurisdictions where we file income tax returns include Federal, New York State and New York City. Our 2016 and forward tax years are subject to examination.  The TRS major tax jurisdictions are Federal, Louisiana, New York City, New Jersey and California. For Federal and state purposes, with the exception of New Jersey, the TRS entities are subject to examination for the 2016 and forward tax years. For New Jersey, the TRS entities are subject to examination for the 2015 and forward tax years.

Note 27 – Segment reporting

The Company reports its results of operations through the following four business segments: i) Acquisitions, ii) SBC Originations, iii) SBA Originations, Acquisitions and Servicing, and iv) Residential Mortgage Banking. The Company’s organizational structure is based on a number of factors that the Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, uses to evaluate, view, and run its business operations, which includes customer base and nature of loan program types. The segments are based on this organizational structure and the information reviewed by the CODM and management to evaluate segment results.

Acquisitions

Through the acquisitions segment, the Company acquires performing and non-performing SBC loans and intends to continue to acquire these loans as part of the Company’s business strategy. The Company also acquires purchased future receivables through our Knight Capital platform.

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

Segment Realignment

Effective at the beginning of the third quarter of 2017, the Company implemented organizational changes to align its segment financial reporting more closely with its current business practices. Securitization activities on originated SBC and SBA loans were transferred out of the Acquisitions segment and into either the SBC originations or SBA originations, acquisitions, and servicing segment, based on loan type. The other change presents Corporate- Other amounts separately and no longer reflects these amounts as part of the four business segments. Prior period numbers were revised to conform to the new segment alignment and to be consistent with our current period’s presentation.

Results of business segments and all other

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the year ended December 31, 2019 are summarized in the below table.

			SBA Originations,	Residential
		SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$65,922	$127,495	$32,096	$4,403	$—	$229,916
Interest expense	(40,502)	(90,677)	(14,864)	(5,837)	—	(151,880)
Net interest income before provision for loan losses	$25,420	$36,818	$17,232	$(1,434)	$—	$78,036
Provision for loan losses	(808)	(319)	(2,557)	—	—	(3,684)
Net interest income after provision for loan losses	$24,612	$36,499	$14,675	$(1,434)	$—	$74,352
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$83,539	$—	$83,539
Net realized gain on financial instruments	18	13,750	15,190	—	—	28,958
Net unrealized gain (loss) on financial instruments	(254)	(107)	393	(18,569)	(253)	(18,790)
Servicing income	798	1,898	5,330	22,639	—	30,665
Income on purchased future receivables, net of allowance for doubtful accounts	2,362	—	—	—	—	2,362
Income from unconsolidated joint ventures	6,088	—	—	—	—	6,088
Other income	4,210	4,907	1,548	249	164	11,078
Gain on bargain purchase	—	—	—	—	30,728	30,728
Total non-interest income	$13,222	$20,448	$22,461	$87,858	$30,639	$174,628
Non-interest expense
Employee compensation and benefits	(1,855)	(6,905)	(16,255)	(22,882)	(3,340)	(51,237)
Allocated employee compensation and benefits from related party	(547)	—	—	—	(4,926)	(5,473)
Variable expenses on residential mortgage banking activities	—	—	—	(51,760)	—	(51,760)
Professional fees	(723)	(1,652)	(1,011)	(1,101)	(2,947)	(7,434)
Management fees – related party	—	—	—	—	(9,578)	(9,578)
Incentive fees – related party	—	—	—	—	(106)	(106)
Loan servicing expense	(4,662)	(5,695)	(261)	(7,225)	(133)	(17,976)
Merger related expenses	—	—	—	—	(7,750)	(7,750)
Other operating expenses	(4,573)	(11,199)	(6,591)	(7,717)	(3,082)	(33,162)
Total non-interest expense	$(12,360)	$(25,451)	$(24,118)	$(90,685)	$(31,862)	$(184,476)
Net income (loss) before provision for income taxes	$25,474	$31,496	$13,018	$(4,261)	$(1,223)	$64,504
Total assets	$1,264,226	$2,492,156	$760,031	$330,363	$130,242	$4,977,018

Reportable segments for the year ended December 31, 2018 are summarized in the below table.

			SBA Originations,	Residential
		SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$47,243	$81,752	$36,706	$3,798	$—	$169,499
Interest expense	(28,946)	(60,879)	(16,218)	(3,195)	—	(109,238)
Net interest income before provision for loan losses	$18,297	$20,873	$20,488	$603	$—	$60,261
Provision for loan losses	(1,727)	(13)	39	—	—	(1,701)
Net interest income after provision for loan losses	$16,570	$20,860	$20,527	$603	$—	$58,560
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$59,852	$—	$59,852
Net realized gain on financial instruments	5,023	17,482	15,904	—	—	38,409
Net unrealized gain (loss) on financial instruments	(1,156)	142	173	5,694	—	4,853
Servicing income	20	1,396	5,390	20,269	—	27,075
Income on unconsolidated joint ventures	12,148	—	—	—	—	12,148
Other income	368	4,366	621	200	31	5,586
Total non-interest income	$16,403	$23,386	$22,088	$86,015	$31	$147,923
Non-interest expense
Employee compensation and benefits	$(386)	$(8,815)	$(13,077)	$(33,401)	$(923)	$(56,602)
Allocated employee compensation and benefits from related party	(420)	—	—	—	(3,780)	(4,200)
Variable expenses on residential mortgage banking activities	—	—	—	(22,228)	—	(22,228)
Professional fees	(1,310)	(1,285)	(820)	(607)	(2,977)	(6,999)
Management fees – related party	—	—	—	—	(8,176)	(8,176)
Incentive fees – related party	—	—	—	—	(1,143)	(1,143)
Loan servicing expense	(3,926)	(3,883)	(260)	(7,444)	(32)	(15,545)
Other operating expenses	(3,214)	(10,392)	(4,070)	(8,254)	(2,817)	(28,747)
Total non-interest expense	$(9,256)	$(24,375)	$(18,227)	$(71,934)	$(19,848)	$(143,640)
Net income (loss) before provision for income taxes	$23,717	$19,871	$24,388	$14,684	$(19,817)	$62,843
Total assets	$644,512	$1,606,210	$455,513	$260,523	$70,085	$3,036,843

Reportable segments for the year ended December 31, 2017 are summarized in the below table.

			SBA Originations,	Residential
		SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$37,198	$59,021	$38,108	$3,978	$—	$138,305
Interest expense	(16,741)	(35,121)	(16,098)	(3,145)	(3,541)	(74,646)
Net interest income before provision for loan losses	$20,457	$23,900	$22,010	$833	$(3,541)	$63,659
Provision for loan losses	(2,026)	(195)	(142)	—	—	(2,363)
Net interest income after provision for loan losses	$18,431	$23,705	$21,868	$833	$(3,541)	$61,296
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$83,437	$—	$83,437
Net realized gain on financial instruments	(323)	9,665	9,509	—	478	19,329
Net unrealized gain (loss) on financial instruments	1,628	8,125	1,315	(4,000)	(68)	7,000
Servicing income	197	824	4,624	17,349	—	22,994
Income on unconsolidated joint venture	1,048	—	—	—	—	1,048
Other income	1,766	3,983	1,513	148	—	7,410
Total non-interest income	$4,316	$22,597	$16,961	$96,934	$410	$141,218
Non-interest expense
Employee compensation and benefits	(576)	(8,509)	(10,505)	(34,601)	(848)	(55,039)
Allocated employee compensation and benefits from related party	(384)	—	—	—	(3,459)	(3,843)
Variable expenses on residential mortgage banking activities	—	—	—	(41,737)	—	(41,737)
Professional fees	(1,501)	(1,351)	(1,973)	(865)	(3,231)	(8,921)
Management fees – related party	—	—	—	—	(8,059)	(8,059)
Incentive fees – related party	—	—	—	—	—	—
Loan servicing expense	(2,981)	(2,355)	1,454	(6,441)	—	(10,323)
Other operating expenses	(4,285)	(9,666)	(4,076)	(6,677)	(2,235)	(26,939)
Total non-interest expense	$(9,727)	$(21,881)	$(15,100)	$(90,321)	$(17,832)	$(154,861)
Income from continuing operations before provision for income taxes	$13,020	$24,421	$23,729	$7,446	$(20,963)	$47,653
Total Assets	$511,427	$1,154,509	$510,006	$324,392	$23,169	$2,523,503

Note 28 – Quarterly Financial Data (Unaudited)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations (amounts in thousands, except per share amounts):

	March 31	June 30	September 30	December 31
2019
Net interest income after provision for loan losses	$12,460	$19,933	$19,640	$22,319
Non-interest income	56,266	32,956	39,984	45,422
Non-interest expense	(41,279)	(44,600)	(49,842)	(48,755)
Net income	30,450	11,245	12,427	20,934
Net income attributable to Ready Capital Corporation	29,467	10,969	12,104	20,428

Earnings per share - Basic	$0.90	$0.25	$0.27	$0.43
Earnings per share - Diluted	$0.90	$0.25	$0.27	$0.43
Dividends declared per share of common stock	$0.40	$0.40	$0.40	$0.40

2018
Net interest income after provision for loan losses	$14,317	$15,848	$14,562	$13,833
Non-interest income	42,747	40,288	42,761	22,125
Non-interest expense	(35,983)	(39,587)	(38,859)	(29,209)
Net income	18,518	15,884	17,569	9,486
Net income attributable to Ready Capital Corporation	17,854	15,296	16,931	9,177

Earnings per share - Basic	$0.56	$0.48	$0.53	$0.30
Earnings per share - Diluted	$0.56	$0.48	$0.53	$0.30
Dividends declared per share of common stock	$0.37	$0.40	$0.40	$0.40

Annual EPS may not equal the sum of each quarter’s EPS due to rounding and other computational factors.

Note 29 - Supplemental Financial Data

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

In accordance with Regulation S-X section 10-01(b)-1, unconsolidated entities that meet certain significance tests are required to have supplemental disclosures included in our consolidated financial statements, including condensed financial information for the years ended December 31, 2019 and 2018.

Statements of Income	Year Ended December 31, 2019		Year Ended December 31, 2018
(In Thousands)	Girod HoldCo, LLC	WFLLA, LLC	Girod HoldCo, LLC	WFLLA, LLC
Interest income	$6,922	$3,454	$21,182	$10,570
Realized gains	5,218	2,604	27,310	13,628
Unrealized gains	15,286	7,628	8,191	4,087
Servicing expense and other	(5,996)	(2,999)	(7,972)	(3,989)
Income before provision for income taxes	$21,430	$10,687	$48,711	$24,296

      During the years ended December 31, 2019 and 2018, the Company recorded $6.1 million and $12.1 million of income, respectively, which is based on our proportional ownership interest in the entities above. This amount is reflected in income from unconsolidated joint ventures within the consolidated statement of income.

	Year Ended December 31,
(In Thousands)	2019	2018
Income on unconsolidated joint ventures
WFLLA, LLC	$5,344	$12,148
Other unconsolidated joint ventures	744	—
Income on unconsolidated joint ventures	$6,088	$12,148

Note 30 – Subsequent events

In January 2020, the Company extended one our repurchase agreements pursuant to an amendment to the Letter Agreement. The amended agreement has a maximum advance amount of $425.0 million and extends through June 2020.

In February 2020, the Company extended one of our repurchase agreements pursuant to an amendment to the Master Repurchase Agreement. The amended agreement has a maximum advance amount of $400.0 million and extends through December 2020.

In February 2020, the Company extended one of our credit facilities pursuant to an amendment to the Warehousing Credit and Security Agreement. The amended agreement has a maximum advance amount of $100.0 million and extends through February 2021.

Ready Capital Corporation

Schedule IV – Mortgage Loans on Real Estate

There are no individual loans that exceed 3% of the total carrying amount of all mortgages. The following table discloses the Company’s mortgage loans on real estate, categorized by product type:

Product Type	UPB Grouping	Loan Count	Interest Rate	Maturity Date	Carrying Value	UPB	UPB of loans subject to delinquent principal or interest
Acquired loans
	0 - 500k	1759	0.00 - 11.50%	2004 - 2039	$349,845	$356,240	$30,410
	500k - 1mm	270	3.38 - 10.25%	2019 - 2046	181,026	183,525	11,800
	1mm - 1.5mm	83	1.00 - 9.50%	2020 - 2038	99,088	100,761	2,411
	1.5mm - 2mm	29	3.50 - 7.64%	2020 - 2037	49,034	49,739	1,501
	2mm - 2.5mm	17	5.06 - 7.00%	2020 - 2038	38,045	37,838	-
	> 2.5mm	56	3.31 - 11.00%	2020 - 2037	309,161	307,981	9,892
Total Acquired loans		2,214			$1,026,199	$1,036,083	$56,014
Acquired SBA 7(a) loans
	0 - 500k	1056	0.00 - 8.75%	2020 - 2041	$119,416	$138,422	$13,657
	500k - 1mm	144	4.75 - 7.75%	2020 - 2041	93,844	100,883	2,532
	1mm - 1.5mm	40	5.50 - 7.75%	2026 - 2042	46,010	48,696	1,444
	1.5mm - 2mm	4	6.00 - 7.75%	2035 - 2042	6,542	6,779	-
	2mm - 2.5mm	3	5.00 - 7.75%	2037 - 2040	6,733	6,732	-
	> 2.5mm	10	6.00 - 7.25%	2035 - 2042	34,315	34,881	-
Total Acquired SBA 7(a) loans		1,257			$306,860	$336,393	$17,633
Acquired transitional loans
	0 - 500k	10	7.00 - 9.34%	2019 - 2028	$1,642	$1,665	$-
	500k - 1mm	4	5.00 - 7.50%	2019 - 2021	3,026	3,048	-
	1mm - 1.5mm	6	7.75 - 9.08%	2019 - 2023	8,130	8,215	2,750
	1.5mm - 2mm	5	6.50 - 8.50%	2020 - 2020	8,676	8,708	1,550
	2mm - 2.5mm	3	7.75 - 8.00%	2019 - 2020	6,157	6,160	-
	> 2.5mm	7	5.00 - 9.34%	2019 - 2021	46,131	46,505	6,467
Total Acquired transitional loans		35			$73,762	$74,302	$10,767
Originated transitional loans
	0 - 500k	15	4.85 - 8.83%	2020 - 2026	$1,611	$1,597	$-
	500k - 1mm	12	4.92 - 7.00%	2021 - 2024	8,043	8,129	-
	1mm - 1.5mm	12	4.76 - 11.77%	2019 - 2025	14,974	15,291	1,300
	1.5mm - 2mm	10	5.44 - 12.00%	2020 - 2026	15,256	15,332	-
	2mm - 2.5mm	7	5.49 - 6.86%	2020 - 2021	15,204	15,381	-
	> 2.5mm	125	4.65 - 8.83%	2018 - 2024	1,029,482	1,037,713	10,132
Total Originated transitional loans		181			$1,084,570	$1,093,443	$11,432
Originated Freddie loans
	1mm - 1.5mm	1	3.73 - 3.73%	2027 - 2027	$1,624	$1,600	$-
	2mm - 2.5mm	1	3.59 - 3.59%	2040 - 2040	2,421	2,385	-
	> 2.5mm	4	3.86 - 4.39%	2027 - 2030	17,730	17,528	-
Total Originated Freddie loans		6			$21,775	$21,513	$-
Originated Residential Agency loans
	0 - 500k	684	2.13 - 5.99%	2030 - 2058	$134,889	$130,481	$2,812
	500k - 1mm	8	3.75 - 5.50%	2049 - 2050	5,013	4,930	-
Total Originated Residential Agency loans		692			$139,902	$135,411	$2,812
Originated SBA 7(a) loans
	0 - 500k	355	6.00 - 8.25%	2023 - 2045	$80,682	$82,565	$2,676
	500k - 1mm	119	6.00 - 8.25%	2026 - 2045	85,023	85,667	592
	1mm - 1.5mm	63	6.25 - 7.75%	2027 - 2044	75,386	76,597	1,062
	1.5mm - 2mm	27	6.00 - 7.75%	2028 - 2044	46,927	47,223	-
	2mm - 2.5mm	11	6.00 - 7.75%	2029 - 2044	25,676	25,407	-
	> 2.5mm	30	6.25 - 7.25%	2028 - 2044	91,486	92,349	3,037
Total Originated SBA 7(a) loans		605			$405,180	$409,808	$7,367
Originated SBC loans
	0 - 500k	17	4.80 - 6.86%	2020 - 2043	$5,605	$5,511	$-
	500k - 1mm	40	4.50 - 9.39%	2020 - 2029	33,146	32,540	519
	1mm - 1.5mm	60	4.60 - 10.00%	2019 - 2030	75,335	74,293	3,139
	1.5mm - 2mm	46	4.50 - 6.43%	2019 - 2032	83,488	82,337	1,560
	2mm - 2.5mm	32	4.53 - 6.06%	2020 - 2029	73,573	72,543	2,085
	> 2.5mm	153	4.12 - 7.50%	2019 - 2038	899,511	891,925	24,164
Total Originated SBC loans		348			$1,170,658	$1,159,148	$31,467
Originated SBC loans, at fair value
	1mm - 1.5mm	1	6.38 - 6.38%	2026 - 2026	$1,499	$1,376	$-
	1.5mm - 2mm	1	5.25 - 5.25%	2027 - 2027	1,754	1,583	-
	> 2.5mm	3	5.57 - 7.75%	2019 - 2020	16,959	16,606	-
Total Originated SBC loans, at fair value		5			$20,212	$19,565	$-
General Allowance for Loan Losses					(2,424)
Total Loans		5,343			$4,246,694	$4,285,666	$137,492

Reconciliation of mortgage loans on real estate:

The following tables reconcile mortgage loans on real estate, including loans in consolidated VIEs, from December 31, 2017 to December 31, 2019 ($ in thousands):

	Loans, net	Loans, held for sale, at fair value	Total Loan Receivables
Balance at December 31, 2016	$1,666,680	$181,797	$1,848,477
Origination of loan receivables	454,975	2,508,153	2,963,128
Purchases of loan receivables	147,327	11,195	158,522
Proceeds from disposition and principal payment of loan receivables	(422,059)	(2,571,583)	(2,993,642)
Net realized gain (loss) on sale of loan receivables	(3,203)	78,798	75,595
Net unrealized gain (loss) on loan receivables	5,328	3,537	8,865
Accretion/amortization of discount, premium and other fees	13,825	-	13,825
Transfers	(4,125)	4,125	-
Transfers to real estate, held for sale	(2,285)	-	(2,285)
Provision for loan losses	(2,363)	-	(2,363)
Balance at December 31, 2017	$1,854,100	$216,022	$2,070,122

	Loans, net	Loans, held for sale, at fair value	Total Loan Receivables
Balance at December 31, 2017	$1,854,100	$216,022	$2,070,122
Origination of loan receivables	934,607	2,407,492	3,342,099
Purchases of loan receivables	369,418	17,481	386,899
Proceeds from disposition and principal payment of loan receivables	(746,162)	(2,586,724)	(3,332,886)
Net realized gain (loss) on sale of loan receivables	(5,454)	63,067	57,613
Net unrealized gain (loss) on loan receivables	(720)	(2,401)	(3,121)
Accretion/amortization of discount, premium and other fees	14,474	-	14,474
Transfers	(503)	503	-
Transfers to real estate, held for sale	(3,693)	(182)	(3,875)
Provision for loan losses	(1,701)	-	(1,701)
Balance at December 31, 2018	$2,414,366	$115,258	$2,529,624

	Loans, net	Loans, held for sale, at fair value	Total Loan Receivables
Balance at December 31, 2018	$2,414,366	$115,258	$2,529,624
Origination of loan receivables	1,307,143	2,621,324	3,928,467
Purchases of loan receivables	739,002	9,149	748,151
Proceeds from disposition and principal payment of loan receivables	(826,702)	(2,628,521)	(3,455,223)
Loans acquired as part of ORM merger transaction	130,449	-	130,449
Net realized gain (loss) on sale of loan receivables	(5,700)	76,274	70,574
Net unrealized gain (loss) on loan receivables	760	289	1,049
Accretion/amortization of discount, premium and other fees	14,194	-	14,194
Loans consolidated as part of RCLT 2019-2 transaction	463,177	-	463,177
Payment of guaranteed loan financing	(177,815)	-	(177,815)
Transfers	1,262	(1,262)	-
Transfers to real estate, held for sale	(2,269)	-	(2,269)
Provision for loan losses	(3,684)	-	(3,684)
Balance at December 31, 2019	$4,054,183	$192,511	$4,246,694

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this annual report on Form 10-K. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company’s management used criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, the Company’s management believes that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of our company’s internal control over financial reporting. This report appears on page [109] of this annual report on Form 10-K.

Item 9B.  Other Information.

None noted.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information regarding our executive officers required by Item 401 of Regulation S-K is located under Part I, Item 1 within the caption "Executive Officers of the Company" of this annual report on Form 10-K.

The information regarding our directors and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our 2017 annual meeting of stockholders (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2019.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.

The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.

The information regarding certain matters pertaining to our corporate governance required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.

Item 11.  Executive Compensation.

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on our equity compensation plan information and beneficial ownership required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.

Item 14.  Principal Accountant Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2019.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Documents filed as part of the report

The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements:

Our consolidated financial statements, together with the independent registered public accounting firm's report thereon, are set forth on pages [111 through 176] of this annual report on Form 10-K and are incorporated herein by reference.  See Item 8, "Financial Statements and Supplementary Data," filed herewith, for a list of financial statements.

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

Third Supplemental Indenture, dated as of February 26, 2019, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 of the Registrant's Current Report on Form 10-K filed March 13, 2019)

4.8	*

Amendment No. 1, dated as of February 26, 2019, to the First Supplemental Indenture, dated as of August 9, 2017, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.8 of the Registrant's Current Report on Form 10-K filed March 13, 2019)

4.9	*

Amendment No. 1, dated as of February 26, 2019, to the Second Supplemental Indenture, dated as of April 27, 2018, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 of the Registrant's Current Report on Form 10-K filed March 13, 2019)

4.10	*

Fourth Supplemental Indenture, dated as of July 22, 2019, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed July 22, 2019)

4.11		Description of Ready Capital Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	*

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

10.8	*

Third Amended and Restated Agreement of Limited Partnership of Sutherland Partners, L.P., dated as of March 5, 2019, by and among Ready Capital Corporation, as General Partner, and the limited partners listed on Exhibit A thereto (incorporated by reference to Exhibit 10.8 of the Registrant's Current Report on Form 10-K filed March 13, 2019)

10.9	*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed September 9, 2019)
10.10	*	Ready Capital Corporation 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant's Current Report on Form 10-K filed March 13, 2019)

10.11	*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.11 of the Registrant's Current Report on Form 10-K filed March 13, 2019)

10.12	*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.12 of the Registrant's Current Report on Form 10-K filed March 13, 2019)

10.13	*

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

Ready Capital Corporation

Date: March 12, 2020	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board and Chief Executive
Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Thomas E. Capasse, Jack J. Ross and Andrew Ahlborn, and each of them, with full power to act without the other, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2020	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board and Chief Executive
Officer
(Principal Executive Officer)

Date: March 12, 2020	By:	/s/ Jack J. Ross
Jack J. Ross
President and Director

Date: March 12, 2020	By:	/s/ Andrew Ahlborn
Andrew Ahlborn
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: March 12, 2020	By:	/s/ Frank P. Filipps
Frank P. Filipps
Director

Date: March 12, 2020	By:	/s/ Todd M. Sinai
Todd M. Sinai
Director

Date: March 12, 2020	By:	/s/ J. Mitchell Reese
J. Mitchell Reese
Director

	By:	/s/ Gilbert Nathan
Date: March 12, 2020		Gilbert Nathan
Director

Date: March 12, 2020	By:	/s/ David Holman
David Holman
Director