Form 10-Q
period 2020-03-31
Ready Capital Corp
filed 2020-05-11
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

The Company has 54,796,599 shares of common stock, par value $0.0001 per share, outstanding as of April 30, 2020.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

READY CAPITAL CORPORATION

unaudited CONSOLIDATED BALANCE SHEETS

(In Thousands)	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$122,265	$67,928
Restricted cash	93,164	51,728
Loans, net (including $19,813 and $20,212 held at fair value)	1,969,052	1,727,984
Loans, held for sale, at fair value	306,328	188,077
Mortgage backed securities, at fair value	78,540	92,466
Loans eligible for repurchase from Ginnie Mae	77,605	77,953
Investment in unconsolidated joint ventures	53,379	58,850
Purchased future receivables, net	49,150	43,265
Derivative instruments	17,756	2,814
Servicing rights (including $78,631 and $91,174 held at fair value)	110,111	121,969
Real estate, held for sale	48,292	58,573
Other assets	114,891	106,925
Assets of consolidated VIEs	2,229,517	2,378,486
Total Assets	$5,270,050	$4,977,018
Liabilities
Secured borrowings	1,698,937	1,189,392
Securitized debt obligations of consolidated VIEs, net	1,692,074	1,815,154
Convertible notes, net	111,310	111,040
Senior secured notes, net	179,387	179,289
Corporate debt, net	150,074	149,986
Guaranteed loan financing	457,032	485,461
Liabilities for loans eligible for repurchase from Ginnie Mae	77,605	77,953
Derivative instruments	16,585	5,250
Dividends payable	21,747	21,302
Accounts payable and other accrued liabilities	89,740	97,407
Total Liabilities	$4,494,491	$4,132,234
Stockholders’ Equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 52,091,850 and 51,127,326 shares issued and outstanding, respectively	5	5
Additional paid-in capital	837,064	822,837
Retained earnings	(69,605)	8,746
Accumulated other comprehensive loss	(9,536)	(6,176)
Total Ready Capital Corporation equity	757,928	825,412
Non-controlling interests	17,631	19,372
Total Stockholders’ Equity	$775,559	$844,784
Total Liabilities and Stockholders’ Equity	$5,270,050	$4,977,018

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

Unaudited CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In Thousands, except share data)	2020	2019
Interest income	$69,551	$48,753
Interest expense	(46,930)	(35,775)
Net interest income before provision for loan losses	$22,621	$12,978
Provision for loan losses	(39,804)	(518)
Net interest income after provision for loan losses	$(17,183)	$12,460
Non-interest income
Residential mortgage banking activities	36,669	14,587
Net realized gain on financial instruments and real estate owned	7,172	7,282
Net unrealized gain (loss) on financial instruments	(33,434)	(6,912)
Servicing income, net of amortization and impairment of $1,725 and $1,763	8,097	6,752
Income on purchased future receivables, net of allowance for doubtful accounts of $6,917	3,483	—
Income (loss) on unconsolidated joint ventures	(3,537)	2,929
Other income	4,073	900
Gain on bargain purchase	—	30,728
Total non-interest income	$22,523	$56,266
Non-interest expense
Employee compensation and benefits	(18,936)	(11,448)
Allocated employee compensation and benefits from related party	(1,250)	(853)
Variable expenses on residential mortgage banking activities	(20,129)	(9,176)
Professional fees	(2,556)	(1,829)
Management fees – related party	(2,561)	(1,997)
Loan servicing expense	(5,570)	(3,648)
Merger related expenses	(47)	(5,467)
Other operating expenses	(13,744)	(6,861)
Total non-interest expense	$(64,793)	$(41,279)
Income (loss) before provision for income taxes	$(59,453)	$27,447
Income tax benefit	7,937	3,003
Net income (loss)	$(51,516)	$30,450
Less: Net income (loss) attributable to non-controlling interest	(1,064)	983
Net income (loss) attributable to Ready Capital Corporation	$(50,452)	$29,467

Earnings (loss) per common share - basic	$(0.98)	$0.90
Earnings (loss) per common share - diluted	$(0.98)	$0.90

Weighted-average shares outstanding
Basic	51,984,040	32,556,875
Diluted	51,990,013	32,563,644

Dividends declared per share of common stock	$0.40	$0.40

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In Thousands)	2020	2019
Net Income (loss)	$(51,516)	$30,450
Other comprehensive income (loss) - net change by component
Net change in hedging derivatives (cash flow hedges)	$(3,128)	$(420)
Foreign currency translation adjustment	(304)	—
Other comprehensive loss	$(3,432)	$(420)
Comprehensive income (loss)	$(54,948)	$30,030
Comprehensive income (loss) attributable to non-controlling interests	(1,136)	969
Comprehensive income (loss) attributable to Ready Capital Corporation	$(53,812)	$29,061

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

Unaudited CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three Months Ended March 31, 2019
				Retained	Accumulated Other	Total
	Common Stock		Additional Paid-	Earnings	Comprehensive	Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	In Capital	(Deficit)	Loss	Corporation Equity	Interests	Equity
Balance at January 1, 2019	32,105,112	$3	$540,478	$5,272	$(922)	$544,831	$19,244	$564,075
Dividend declared on common stock ($0.40 per share)	—	—	—	(12,949)	—	(12,949)	—	(12,949)
Dividend declared on OP units	—	—	—	—	—	—	(447)	(447)
Shares issued pursuant to merger transactions	12,223,552	1	179,320	—	—	179,321	—	179,321
Equity component of 2017 convertible note issuance	—	—	(84)	—	—	(84)	—	(84)
Distributions, net	—	—	—	—	—	—	(20)	(20)
Stock-based compensation	52,110	—	733	—	—	733	—	733
Manager incentive fee paid in stock	14,939	—	233	—	—	233	(3)	230
Net income	—	—	—	29,467	—	29,467	983	30,450
Other comprehensive loss	—	—	—	—	(406)	(406)	(14)	(420)
Balance at March 31, 2019	44,395,713	$4	$720,680	$21,790	$(1,328)	$741,146	$19,743	$760,889

	Three Months Ended March 31, 2020
				Retained	Accumulated Other	Total
	Common Stock		Additional Paid-	Earnings	Comprehensive	Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	In Capital	(Deficit)	Loss	Corporation Equity	Interests	Equity
Balance at January 1, 2020	51,127,326	$5	$822,837	$8,746	$(6,176)	$825,412	$19,372	$844,784
Cumulative-effect adjustment upon adoption of ASU 2016-13, net of taxes (note 4)	—	—	—	(6,599)	—	(6,599)	(155)	(6,754)
Dividend declared on common stock ($0.40 per share)	—	—	—	(21,300)	—	(21,300)	—	(21,300)
Dividend declared on OP units	—	—	—	—	—	—	(447)	(447)
Equity issuances	900,000	—	13,410	—	—	13,410	—	13,410
Offering costs	—	—	(38)	—	—	(38)	(1)	(39)
Equity component of 2017 convertible note issuance	—	—	(92)	—	—	(92)	(2)	(94)
Stock-based compensation	60,370	—	894	—	—	894	—	894
Manager incentive fee paid in stock	4,154	—	53	—	—	53	—	53
Net loss	—	—	—	(50,452)	—	(50,452)	(1,064)	(51,516)
Other comprehensive loss	—	—	—	—	(3,360)	(3,360)	(72)	(3,432)
Balance at March 31, 2020	52,091,850	$5	$837,064	$(69,605)	$(9,536)	$757,928	$17,631	$775,559

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

Unaudited CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
(In Thousands, except share information)	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$(51,516)	$30,450
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	9,366	7,975
Provision for loan losses	39,804	518
Impairment loss on real estate, held for sale	2,969	305
Change in repair and denial reserve	(136)	89
Net settlement of derivative instruments	(8,818)	(795)
Origination of loans, held for sale, at fair value	(881,549)	(445,455)
Proceeds from disposition and principal payments of loans, held for sale, at fair value	793,428	458,503
Realized gains, net	(40,538)	(20,126)
Unrealized losses, net	33,488	6,912
Gain on bargain purchase	—	(30,728)
Equity in net loss (income) of unconsolidated joint ventures, net of distributions	3,537	(2,707)
Purchased future receivables, net of payoffs	(12,802)	—
Allowance for doubtful accounts on purchased future receivables	6,917	—
Net changes in operating assets and liabilities
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	17,764	2,406
Receivable from third parties	674	8,170
Other assets	(8,646)	(7,814)
Accounts payable and other accrued liabilities	(3,954)	(6,647)
Net cash (used in) provided by operating activities	(100,012)	1,056
Cash Flow From Investing Activities:
Origination of loans	(328,509)	(245,367)
Purchase of loans	(52,067)	(128,991)
Purchase of mortgage backed securities, at fair value	(1,576)	—
Funding of unconsolidated joint ventures	(1,644)	—
Proceeds on unconsolidated joint venture in excess of earnings recognized	3,578	5,739
Proceeds from disposition and principal payment of loans	222,868	183,800
Proceeds from sale and principal payment of mortgage backed securities, at fair value	5,031	3,277
Proceeds from sale of real estate	7,851	285
Cash acquired in connection with the ORM Merger	—	10,822
Net cash (used in) investing activities	(144,468)	(170,435)
Cash Flows From Financing Activities:
Proceeds from secured borrowings	1,866,732	951,342
Payment of secured borrowings	(1,356,573)	(950,377)
Proceeds from issuance of securitized debt obligations of consolidated VIEs	—	355,846
Payment of securitized debt obligations of consolidated VIEs	(125,468)	(118,893)
Payment of guaranteed loan financing	(34,672)	(20,526)
Payment of deferred financing costs	(1,602)	(7,538)
Equity issuance, net of offering costs	13,372	—
Payment of contingent consideration	—	(1,207)
Distributions from non-controlling interests, net	—	(20)
Dividend payments	(21,302)	(13,346)
Net cash (used in) provided by financing activities	340,487	195,281
Net increase (decrease) in cash, cash equivalents, and restricted cash	96,007	25,902
Cash, cash equivalents, and restricted cash at beginning of period	127,980	94,970
Cash, cash equivalents, and restricted cash at end of period	$223,987	$120,872

Supplemental disclosure of operating cash flow
Cash paid for interest	$44,576	$34,471
Cash (received) paid for income taxes	$—	$(3,125)
Stock-based compensation	$894	$733
Supplemental disclosure of non-cash investing activities
Loans transferred from Loans, held for sale, at fair value to Loans, net	$509	$—
Deconsolidation of assets in securitization trusts	$—	$177,815
Supplemental disclosure of non-cash financing activities
Common stock issued in connection with merger transactions	$—	$179,321
Deconsolidation of borrowings in securitization trusts	$—	$177,815
Share-based component of incentive fees	$53	$233

Cash and restricted cash reconciliation
Cash and cash equivalents	$122,265	$47,597
Restricted cash	93,164	29,979
Cash, cash equivalents, and restricted cash in Assets of consolidated VIEs	8,558	43,296
Cash, cash equivalents, and restricted cash at end of period	$223,987	$120,872

See Notes to Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

NOTES TO the CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Organization

Ready Capital Corporation (the “Company” or “Ready Capital” and together with its subsidiaries “we”, “us” and “our”) is a Maryland corporation. The Company is a multi-strategy real estate finance company that originates, acquires, finances and services small to medium balance commercial (“SBC”) loans, Small Business Administration (“SBA”) loans, residential mortgage loans, and to a lesser extent, mortgage backed securities (“MBS”) collateralized primarily by SBC loans, or other real estate-related investments.

The Company is externally managed and advised by Waterfall Asset Management, LLC (“Waterfall” or the “Manager”), an investment advisor registered with the United States Securities and Exchange Commission under the Investment Advisors Act of 1940, as amended.

Sutherland Partners, LP (the “Operating Partnership”) holds substantially all of our assets and conducts substantially all of our business. As of March 31, 2020 and December 31, 2019, the Company owned approximately 97.9% of the operating partnership units (“OP units”) of the Operating Partnership. The Company, as sole general partner of the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Therefore, the Company consolidates the Operating Partnership.

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

Note 2 – Basis of Presentation

The unaudited interim consolidated financial statements presented herein are as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019.  These unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”)—as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the U.S. Securities and Exchange Commission.

The accompanying interim consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements.  Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted.   In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.  Such operating results may not be indicative of the expected results for any other interim period or the entire year.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission, or the SEC.

Note 3 – Summary of Significant Accounting Policies

Risks and uncertainties

      The recent outbreak of the coronavirus pandemic (“COVID-19”) around the globe continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The impact of the outbreak has been rapidly evolving around the globe, with several countries taking drastic measures to limit the spread of the virus by instituting quarantines or lockdowns and imposing travel restrictions. Such actions are creating significant disruptions to global supply chains, and adversely impacting several industries, including but not limited to, airlines, hospitality, retail and the broader real estate industry.

      The major disruption caused by COVID-19 halted most economic activity in most of the United States resulting in a significant increase in unemployment claims and will likely result in a significant decline in the U.S. Gross Domestic Product (“GDP”). COVID-19 could have a continued and prolonged adverse impact on economic and market conditions and trigger a period of global economic slowdown which could have a material adverse effect on the Company’s results and financial condition.

     The full impact of COVID-19 on the real estate industry, the credit markets and consequently on the Company’s financial condition and results of operations is uncertain and cannot be predicted at the current time as it depends on several factors beyond the control of the Company including, but not limited to (i) the uncertainty around the severity and duration of the outbreak, (ii) the effectiveness of the United States public health response, (iii) the pandemic’s impact on U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic, (v) the timing and speed of economic recovery, (vi) the availability of a treatment or vaccination for COVID-19, and (vii) the negative impact on our borrowers, real estate values and cost of capital.

Use of estimates

The preparation of the Company’s unaudited interim consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of income and expenses during the reporting period. Management makes subjective estimates to project cash flows the Company expects to receive on its loans and securities as well as the related market discount rates, which significantly impacts the interest income, impairments, allowance for loan loss, and fair values recorded or disclosed. The effects of COVID-19 may negatively and materially impact significant estimates and assumptions used by the Company including, but not limited to estimates of expected credit losses, valuation of our equity method investments and the fair value estimates of the Company’s assets and liabilities. The uncertainty over the ultimate impact COVID-19 will have on the U.S. economony and global economy generally, and on our business in particular, makes any estimates and assumptions as of March 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results could materially differ from those estimates.

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

Loans, held at fair value

Loans, held at fair value represent certain loans originated by the Company for which we have elected the fair value option. Interest is recognized as interest income in the unaudited interim consolidated statements of income when earned and deemed collectible. Changes in fair value are recurring and are reported as net unrealized gain (loss) on the unaudited interim consolidated statements of income.

Allowance for loan losses

 The allowance for loan losses is intended to provide for credit losses inherent in the loans, held-for-investment portfolio and is reviewed quarterly for adequacy considering credit quality indicators, including probable and historical losses, collateral values, loan-to-value (“LTV”) ratio and economic conditions.  The allowance for loan losses is increased through provisions for loan losses charged to earnings and reduced by charge-offs, net of recoveries.

     On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments-Credit Losses, and subsequent amendments (“ASU 2016-13”), which replaces the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss ("CECL") model. CECL amends the previous credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost. The allowance for loan losses required under ASU 2016-13 is deducted from the respective loans’ amortized cost basis on our unaudited consolidated balance sheets. The guidance also requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption.

    In connection with the Company’s adoption of ASU 2016-13 on January 1, 2020, the Company implemented new processes including the utilization of loan loss forecasting models, updates to the Company’s reserve policy documentation, changes to internal reporting processes and related internal controls. The Company has implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for its loan portfolio. The CECL forecasting methods used by the Company include (i) a probability of default and loss given default method using underlying third-party CMBS/CRE loan database with historical loan losses from 1998 to 2019 and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. The Company might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data.

   The Company estimates the CECL expected credit losses for its loan portfolio at the individual loan level. Significant inputs to the Company’s forecasting methods include (i) key loan-specific inputs such as LTV, vintage year, loan-term, underlying property type, occupancy, geographic location, and others, and (ii) a macro-economic forecast, including unemployment rates, interest rates, commercial real estate prices, and others.  These estimates may change in future periods based on available future macro-economic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio.

   In certain instances, the Company considers relevant loan-specific qualitative factors to certain loans to estimate its CECL expected credit losses. The Company considers loan investments that are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) for which the borrower is experiencing financial difficulty, to be “collateral-dependent” loans. For such loans that the Company determines that foreclosure of the collateral is probable, the Company measures the expected losses based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For collateral-dependent loans that the Company determines foreclosure is not probable, the Company applies a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan.

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

Non-accrual loans

Non-accrual loans are the loans for which we are not accruing interest income. Non-accrual loans include PCD (“purchased credit-deteriorated”) loans when principal or interest has been delinquent for 90 days or more.

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

Additionally, based on recently issued regulatory guidance provided by federal and state regulatory agencies, loan modifications made in response to the COVID-19 pandemic are not considered TDRs if loans were considered current at the date the modification program was implemented.

 Loans, held for sale, at fair value

Loans, held for sale, at fair value are loans that are expected to be sold to third parties in the near term. Interest is recognized as interest income in the unaudited interim consolidated statements of income when earned and deemed collectible. For loans originated by our SBC originations and SBA originations segments, changes in fair value are recurring and are reported as net unrealized gain (loss) in the unaudited interim consolidated statements of income. For originated SBA loans, the guaranteed portion is held for sale, at fair value. For loans originated by GMFS, changes in fair value are reported as residential mortgage banking activities in the unaudited interim consolidated statements of income.

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

All derivatives are reported as either assets or liabilities in the unaudited interim consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings, unless hedge accounting is elected.

As of March 31, 2020, the Company has offset $8.4 million of cash collateral receivable against our gross derivative liability positions. As of March 31, 2020 and December 31, 2019, the cash collateral receivable for derivatives that has not been offset againt our derivative liability positions is $11.7 million and $9.5 million, respectively, and is included in restricted cash in the unaudited interim consolidated balance sheets.

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

IRLCs

IRLCs are agreements under which GMFS agrees to extend credit to a borrower under certain specified terms and conditions in which the interest rate and the maximum amount of the loan are set prior to funding. Unrealized gains and losses on the IRLCs, reflected as derivative assets and derivative liabilities, respectively, are measured based on the value of the underlying mortgage loan, quoted government-sponsored enterprise Fannie Mae, Freddie Mac, and the Government National Mortgage Association ((“Ginnie Mae”), collectively, “GSEs”) or MBS prices, estimates of the fair value of the mortgage servicing rights (“MSRs”) and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees. The realized and unrealized gains or losses are reported in the unaudited interim consolidated statements of income as residential mortgage banking activities. IRLCs are classified as Level 3 in the fair value hierarchy.

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

Servicing rights are recognized upon sale of loans, including a securitization of loans accounted for as a sale in accordance with GAAP, if servicing is retained. For servicing rights, gains related to servicing rights retained is included in net realized gain (loss) in the unaudited interim consolidated statements of income. For residential mortgage servicing rights, gains on servicing rights retained upon sale of a loan are included in residential mortgage banking activities in the unaudited interim consolidated statements of income.

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

Goodwill

The Company recorded goodwill in connection with the Company’s acquisition of Knight Capital. Goodwill is not amortized, but rather, is tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. Goodwill represents the excess of the consideration paid over the fair value of net assets acquired in connection with the acquisition of Knight.

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

Deferred financing costs

Costs incurred in connection with our secured borrowings are accounted for under ASC 340, Other Assets and Deferred Costs. Deferred costs are capitalized and amortized using the effective interest method over the respective financing term with such amortization reflected on our unaudited interim consolidated statements of income as a component of interest expense. Deferred financing costs may include legal, accounting and other related fees. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Pursuant to the adoption of ASU 2015-03, unamortized deferred financing costs related to securitizations and note issuances are presented in the unaudited interim consolidated balance sheets as a direct deduction from the associated liability.

Due from servicers

The loan servicing activities of the Company’s acquisitions and SBC originations reportable segments are performed primarily by third-party servicers. SBA loans originated by and held at RCL are internally serviced. Residential mortgage loans originated by and held at GMFS are both serviced by third-party servicers and internally serviced. The Company’s servicers hold substantially all of the cash owned by the Company related to loan servicing activities. These amounts include principal and interest payments made by borrowers, net of advances and servicing fees. Cash is generally received within thirty days of recording the receivable.

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

Borrowings under credit facilities

The Company accounts for borrowings under credit facilities under ASC 470, Debt. The Company partially finances its loans, net through credit agreements with various counterparties. These borrowings are collateralized by loans, held-for-investment, and loans, held for sale, at fair value and have maturity dates within two years from the unaudited interim consolidated balance sheet date. If the fair value (as determined by the applicable counterparty) of the collateral securing these borrowings decreases, we may be subject to margin calls during the period the borrowings are outstanding. In instances where we do not satisfy the margin calls within the required time frame, the counterparty may retain the collateral and pursue collection of any outstanding debt amount from us. Interest paid and accrued in connection with credit facilities is recorded as interest expense in the unaudited interim consolidated statements of income.

Borrowing under repurchase agreements

Borrowings under repurchase agreements are accounted for under ASC 860, Transfers and Servicing. Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Through March 31, 2020,  none of our repurchase agreements have been accounted for as components of linked transactions. All securities financed through a repurchase agreement have remained on our unaudited interim consolidated balance sheets as an asset and cash received from the lender was recorded on our unaudited interim consolidated balance sheets as a liability. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense in the unaudited interim consolidated statements of income.

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

Debt issuance costs related to securitizations are presented as a direct deduction from the carrying value of the related debt liability. Debt issuance costs are amortized using the effective interest method and are included in interest expense in the unaudited interim consolidated statements of income.

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

Senior secured notes, net

The Company accounts for secured debt offerings under ASC 470. Pursuant to the adoption of ASU 2015-03, the Company’s senior secured notes are presented net of debt issuance costs. These senior secured notes are collateralized by loans, MBS, and retained interests of consolidated VIE’s. Interest paid and accrued in connection with senior secured notes is recorded as interest expense in the unaudited interim consolidated statements of income.

Corporate debt, net

The Company accounts for corporate debt offerings under ASC 470. The Company’s corporate debt is presented net of debt issuance costs. Interest paid and accrued in connection with corporate debt is recorded as interest expense in the unaudited interim consolidated statements of income.

Guaranteed loan financing

Certain partial loan sales do not qualify for sale accounting under ASC 860 because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment in the unaudited interim consolidated balance sheets and the proceeds from the portion sold is recorded as guaranteed loan financing in the liabilities section of the unaudited interim consolidated balance sheets. For these partial loan sales, the interest earned on the entire loan balance is recorded as interest income and the interest earned by the buyer in the partial loan sale is recorded within interest expense in the accompanying unaudited interim consolidated statements of income.

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

Non-controlling interests

Non-controlling interests, which are presented in the unaudited interim consolidated balance sheets and the unaudited interim consolidated statements of income, represent direct investment in the Operating Partnership by Sutherland OP Holdings II, Ltd., which is managed by our Manager, and third parties.

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

We provide for exposure in connection with uncertain tax positions, which requires significant judgment by management including determination, based on the weight of the tax law and available evidence, that it is more-likely-than-not that a tax result will be realized. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense on our unaudited interim consolidated statements of income. As of March 31, 2020 and December 31, 2019, we accrued no taxes, interest or penalties related to uncertain tax positions. In addition, we do not anticipate a change in this position in the next 12 months.

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

Interest income

Interest income on loans, held-for-investment, loans, held at fair value, loans, held for sale, at fair value, and MBS, at fair value is accrued based on the outstanding principal amount and contractual terms of the instrument. Discounts or premiums associated with the loans and investment securities are amortized or accreted into interest income as a yield adjustment on the effective interest method, based on contractual cash flows through the maturity date of the investment. On at least a quarterly basis, we review and, if appropriate, make adjustments to the accrual status of the asset. If the asset has been delinquent for the previous 90 days, the asset status will turn to non-accrual, and recognition of interest income will be suspended until the asset resumes contractual payments for three consecutive months.

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

Financial Accounting Standards Board ("FASB") Standards adopted during 2020

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

				Adopted January 1, 2020.
Issued June 2016	

Eliminates existing guidance for PCI loans, and requires recognition of the accretable difference as an increase to the allowance for expected credit losses on financial assets purchased with more than insignificant credit deterioration since origination, with a corresponding increase in the recorded investment of related loans.



The Company adopted ASU 2016-13 using the modified retrospective method for all loans carried at amortized cost. We recorded a $6.8 million cumulative-effect adjustment to the opening retained earnings (net of taxes) in our consolidated statement of equity as of January 1, 2020. The Company's total increase in the allowance for loan losses was $11.1 million, which included a $3.6 million allowance for loan loss balance sheet gross up, relating to purchased credit deteriorated loans.



Requires inclusion of expected recoveries, limited to the cumulative amount of prior write-offs, when estimating the allowance for credit losses for in scope financial assets (including collateral dependent assets).


		Requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption.	
ASU 2017-4, Intangibles — Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment		Requires an impairment loss to be recognized when the estimated fair value of a reporting unit falls below its carrying value.		Adopted January 1, 2020.
Issued January 2017		Eliminates the second condition in the current guidance that requires an impairment loss to be recognized only if the estimated implied fair value of the goodwill is below its carrying value.		Based on current impairment test results, the adoption did not have a material effect on the consolidated financial statements.
				The guidance may result in more frequent goodwill impairment losses in future periods due to the removal of the second condition.
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement		Provides guidance on increasing the transparency and comparability of the disclosure requirements for fair value measurement.		The adoption did not have a material impact on our consolidated financial statements.
Issued August 2018			

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

         Acquisition-related costs directly attributable to the ORM Merger, including legal, accounting, valuation, and other professional or consulting fees, totaling $5.5 million for the three months ended March 31, 2019, were expensed as incurred and are reflected separately within the unaudited interim consolidated statements of income.

    The following pro-forma income and earnings (unaudited) of the combined company are presented for the three months ended March 31, 2019, as if the merger had occurred on January 1, 2019:

For the three months ended
(In Thousands)	March 31, 2019
Selected Financial Data
Interest income	$51,543
Interest expense	(36,323)
Provision for loan losses	(518)
Non-interest income	27,031
Non-interest expense	(37,721)
Income before provision for income taxes	4,012
Income tax benefit (provision)	2,996
Net income	$7,008

Non-recurring pro-forma transaction costs directly attributable to the merger were $8.4 million for the three months ended March 31, 2019, and have been deducted from the non-interest expense amount above. These costs included legal, accounting, valuation, and other professional or consulting fees directly attributable to the merger. The Company excluded the bargain purchase gain of $30.7 million from the amount above.

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

The following pro-forma income and earnings (unaudited) of the combined company are presented as if the merger had occurred on January 1, 2019:

For the three months ended
(In Thousands)	March 31, 2019
Selected Financial Data
Interest income	$48,753
Interest expense	(35,775)
Provision for loan losses	(518)
Non-interest income	71,925
Non-interest expense	(57,600)
Income before provision for income taxes	26,785
Income tax benefit	3,003
Net income	$29,788

Note 6 – Loans and allowance for loan losses

The accounting for a loan depends on management’s strategy for the loan, and on whether the loan was credit-deteriorated at the date of acquisition. The Company accounts for loans based on the following loan program categories:

•

Originated or purchased loans held-for-investment– originated transitional loans, originated conventional SBC and SBA loans, or acquired loans with no signs of credit deterioration at time of purchase.

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

Loan portfolio

The following table summarizes the classification, unpaid principal balance (“UPB”), and carrying value of loans held by the Company including loans of consolidated VIEs:

	March 31, 2020		December 31, 2019
Loans (In Thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Acquired SBA 7(a) loans	$239,627	$250,687	$255,240	$269,396
Acquired loans	439,957	440,314	430,307	433,079
Originated Transitional loans	799,640	807,732	593,657	600,226
Originated SBC loans, at fair value	19,813	19,558	20,212	19,565
Originated SBC loans	207,050	205,146	133,118	132,227
Originated SBA 7(a) loans	295,873	298,050	297,934	299,580
Originated Residential Agency loans	4,113	4,113	3,396	3,395
Total Loans, before allowance for loan losses	$2,006,073	$2,025,600	$1,733,864	$1,757,468
Allowance for loan losses	$(37,021)	—	$(5,880)	—
Total Loans, net	$1,969,052	$2,025,600	$1,727,984	$1,757,468
Loans in consolidated VIEs
Loans
Originated SBC loans	$1,008,011	$998,420	$1,037,844	$1,026,921
Acquired loans	622,213	628,044	666,226	671,698
Originated Transitional loans	461,131	463,039	490,913	493,217
Originated SBA 7(a) loans	75,337	79,520	79,457	83,559
Acquired SBA 7(a) loans	49,432	61,672	53,320	66,997
Total Loans, in consolidated VIEs, before allowance for loan losses	$2,216,124	$2,230,695	$2,327,760	$2,342,392
Allowance for loan losses on loans in consolidated VIEs	$(20,947)	—	$(1,561)	—
Total Loans, net, in consolidated VIEs	$2,195,177	$2,230,695	$2,326,199	$2,342,392
Total Loans, net, and Loans, net in consolidated VIEs	$4,164,229	$4,256,295	$4,054,183	$4,099,860
Loans, held for sale, at fair value
Originated Residential Agency loans	$213,969	$204,351	$136,506	$132,016
Originated Freddie Mac loans	79,524	78,726	21,775	21,513
Originated SBA 7(a) loans	12,324	11,525	28,551	26,669
Acquired loans	511	525	1,245	1,208
Total Loans, held for sale, at fair value	$306,328	$295,127	$188,077	$181,406
Loans, held for sale, at fair value in consolidated VIEs
Loans, held for sale, at fair value
Acquired loans	$4,017	$4,011	$4,434	$4,400
Total Loans, held for sale, at fair value in consolidated VIEs	$4,017	$4,011	$4,434	$4,400
Total Loans, held for sale, at fair value, and Loans, held for sale, at fair value in consolidated VIEs	$310,345	$299,138	$192,511	$185,806
Total Loan portfolio	$4,474,574	$4,555,433	$4,246,694	$4,285,666

Loan vintage and credit quality indicators

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

The following table summarizes the classification, UPB, and carrying value of loans by year of origination:

		Carrying Value by Year of Origination
(In Thousands)	UPB	2020	2019	2018	2017	2016	Pre 2016	Total
March 31, 2020
Loans(1) (2)
Originated Transitional loans	$1,270,771	$192,598	$637,419	$338,373	$64,266	$27,001	$1,104	$1,260,761
Originated SBC loans	1,203,566	71,747	544,513	273,536	131,266	47,191	144,564	1,212,817
Acquired loans	1,068,358	—	48,837	38,872	29,764	15,447	928,731	1,061,651
Acquired SBA 7(a) loans	312,359	94	25,941	19,151	296	35	238,561	284,078
Originated SBC loans, at fair value	19,558	—	—	—	1,666	11,807	6,340	19,813
Originated SBA 7(a) loans	377,570	9,883	101,208	147,629	80,782	23,324	4,603	367,429
Originated Residential Agency loans	4,113	899	1,797	710	218	287	205	4,116
Total Loans, before general allowance for loans losses	$4,256,295	$275,221	$1,359,715	$818,271	$308,258	$125,092	$1,324,108	$4,210,665
General allowance for loan losses								$(46,436)
Total Loans, net								$4,164,229
(1) Loan balances include specific allowance for loan losses of $11.5 million.
(2) Includes Loans, net in consolidated VIEs

The following table displays delinquency information on loans, net by year of origination:

		Carrying Value by Year of Origination
(In Thousands)	UPB	2020	2019	2018	2017	2016	Pre 2016	Total
March 31, 2020
Loans(1) (2)
Current and less than 30 days past due	$4,086,485	$275,042	$1,351,822	$805,023	$290,520	$89,149	$1,243,278	$4,054,834
30-89 Days Past Due	95,211	179	4,202	6,149	9,704	18,536	53,566	92,336
90+ Days	74,599	—	3,691	7,099	8,034	17,407	27,264	63,495
Total Loans, before general allowance for loans losses	$4,256,295	$275,221	$1,359,715	$818,271	$308,258	$125,092	$1,324,108	$4,210,665
General allowance for loan losses								$(46,436)
Total Loans, net								$4,164,229

(1) Loan balances include specific allowance for loan losses of $11.5 million.
(2) Includes Loans, net in consolidated VIEs

The following tables display delinquency information on loans, net as of the unaudited interim consolidated balance sheet dates:

	March 31, 2020
Loans (In Thousands)	Current and less than 30 days past due	30-89 Days Past Due	90+ Days Past Due	Total Loans Carrying Value	Non-Accrual Loans	90+ Days Past Due but Accruing
Loans(1)(2)
Originated Transitional loans	$1,228,782	$22,089	$9,890	$1,260,761	$9,890	$—
Originated SBC loans	1,184,204	11,045	17,568	1,212,817	17,568	—
Acquired loans	999,330	40,759	21,562	1,061,651	24,375	608
Acquired SBA 7(a) loans	267,249	11,606	5,223	284,078	9,527	1,315
Originated SBC loans, at fair value	14,317	—	5,496	19,813	—	5,496
Originated SBA 7(a) loans	359,411	6,257	1,761	367,429	6,484	—
Originated Residential Agency loans	1,541	580	1,995	4,116	2,575	—
Total Loans, before general allowance for loans losses	$4,054,834	$92,336	$63,495	$4,210,665	$70,419	$7,419
General allowance for loan losses				$(46,436)
Total Loans, net				$4,164,229
Percentage of outstanding	96.3%	2.2%	1.5%	100%	1.7%	0.2%
(1) Loan balances include specific allowance for loan losses of $11.5 million.
(2) Includes Loans, net in consolidated VIEs

	December 31, 2019
Loans (In Thousands)	Current and less than 30 days past due	30-89 Days Past Due	90+ Days Past Due	Total Loans Carrying Value	Non-Accrual Loans	90+ Days Past Due but Accruing
Loans(1)(2)
Originated Transitional loans	$1,074,955	$5,728	$5,645	$1,086,328	$24,587	$—
Originated SBC loans	1,137,140	15,670	16,089	1,168,899	16,089	—
Acquired loans	1,032,259	45,894	16,130	1,094,283	23,500	3,382
Acquired SBA 7(a) loans	297,172	4,646	5,042	306,860	9,177	1,326
Originated SBC loans, at fair value	20,212	—	—	20,212	—	—
Originated SBA 7(a) loans	370,101	5,238	1,290	376,629	8,882	—
Originated Residential Agency loans	582	635	2,179	3,396	2,105	74
Total Loans, before allowance for loans losses	$3,932,421	$77,811	$46,375	$4,056,607	$84,340	$4,782
General allowance for loan losses				$(2,424)
Total Loans, net				$4,054,183
Percentage of outstanding	97.0%	1.9%	1.1%	100%	2.1%	0.1%
(1) Loan balances include specific allowance for loan losses.
(2) Includes Loans, net in consolidated VIEs

In addition to delinquency rates, the current estimated LTV ratio is another indicator that can provide insight into a borrower’s continued willingness to pay, as the delinquency rate of high LTV loans tends to be greater than that for loans where the borrower has equity in the collateral. The geographic distribution of the loan collateral also provides insight as to the credit quality of the portfolio, as factors such as the regional economy, property price changes and specific events such as natural disasters, will affect credit quality. The collateral concentration of the loan portfolio also provides insight as to the credit quality of the portfolio, as certain economic factors or events may have a more pronounced impact on certain sectors or property types.

The following tables presents quantitative information on the credit quality of loans, net as of the unaudited interim consolidated balance sheet dates:

	Loan-to-Value (a)
(In Thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
March 31, 2020
Loans(1) (2)
Originated Transitional loans	$5,564	$34,044	$246,284	$869,073	$105,043	$753	$1,260,761
Originated SBC loans	—	63,255	472,162	650,758	18,886	7,756	1,212,817
Acquired loans	223,696	401,626	242,357	130,586	47,238	16,148	1,061,651
Acquired SBA 7(a) loans	7,750	38,603	99,308	78,322	29,623	30,472	284,078
Originated SBC loans, at fair value	—	8,006	—	6,311	5,496	—	19,813
Originated SBA 7(a) loans	1,169	14,730	46,168	139,658	61,067	104,637	367,429
Originated Residential Agency loans	—	51	91	1,030	2,668	276	4,116
Total Loans, before general allowance for loans losses	$238,179	$560,315	$1,106,370	$1,875,738	$270,021	$160,042	$4,210,665
General allowance for loan losses							$(46,436)
Total Loans, net							$4,164,229
Percentage of outstanding	5.7%	13.3%	26.3%	44.5%	6.4%	3.8%
December 31, 2019
Loans(1) (2)
Originated Transitional loans	$1,736	$28,108	$277,388	$750,298	$28,059	$739	$1,086,328
Originated SBC loans	—	60,601	431,312	660,733	8,045	8,208	1,168,899
Acquired loans	218,679	371,471	293,216	161,431	35,731	13,755	1,094,283
Acquired SBA 7(a) loans	7,712	39,566	103,590	83,954	39,726	32,312	306,860
Originated SBC loans, at fair value	—	8,192	—	6,422	5,598	—	20,212
Originated SBA 7(a) loans	865	13,843	41,166	130,177	78,544	112,034	376,629
Originated Residential Agency loans	—	51	—	830	2,393	122	3,396
Total Loans, before allowance for loans losses	$228,992	$521,832	$1,146,672	$1,793,845	$198,096	$167,170	$4,056,607
General allowance for loan losses							$(2,424)
Total Loans, net							$4,054,183
Percentage of outstanding	5.6%	12.9%	28.3%	44.2%	4.9%	4.1%
(a) Loan-to-value is calculated as carrying amount as a percentage of current collateral value
(1) Loan balances include specific allowance for loan loss reserves.
(2) Includes Loans, net in consolidated VIEs

As of March 31, 2020 and December 31, 2019, the Company’s total carrying amount of loans in the foreclosure process was $3.8 million and $0.8 million, respectively.

The following table displays the geographic concentration of the Company’s loans, net, secured by real estate recorded on our unaudited interim consolidated balance sheets.

Geographic Concentration (% of Unpaid Principal Balance)	March 31, 2020	December 31, 2019
California	17.7%	16.9%
Texas	15.2	15.2
New York	8.4	8.3
Florida	8.1	8.3
Illinois	5.3	5.2
Georgia	4.6	4.8
Arizona	3.4	3.4
North Carolina	3.2	3.2
Washington	2.9	2.8
Colorado	2.6	2.8
Other	28.6	29.1
Total	100.0%	100.0%

The following table displays the collateral type concentration of the Company’s loans, net, on our unaudited interim consolidated balance sheets.

Collateral Concentration (% of Unpaid Principal Balance)	March 31, 2020	December 31, 2019
Multi-family	26.6%	26.6%
Retail	17.4	17.5
SBA(1)	16.2	17.6
Office	12.2	12.9
Mixed Use	12.0	10.4
Industrial	7.0	6.4
Lodging/Residential	3.2	3.3
Other	5.4	5.3
Total	100.0%	100.0%
(1) Further detail provided on SBA collateral concentration is included in table below.

The following table displays the collateral type concentration of the Company’s SBA loans within loans, net, on our unaudited interim consolidated balance sheets.

Collateral Concentration (% of Unpaid Principal Balance)	March 31, 2020	December 31, 2019
Lodging	19.4%	17.3%
Offices of Physicians	13.9	14.1
Child Day Care Services	7.6	8.1
Eating Places	6.3	6.1
Veterinarians	3.9	4.1
Gasoline Service Stations	3.8	3.7
Funeral Service & Crematories	2.1	2.0
Grocery Stores	2.1	2.0
Auto	1.2	1.3
Other	39.7	41.3
Total	100.0%	100.0%

Allowance for loan losses

The following tables detail the activity of the allowance for loan losses for loans:

	Three Months Ended March 31, 2020
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
Beginning balance	$304	$188	$3,054	$2,114	$1,781	$7,441
Cumulative-effect adjustment upon adoption of ASU 2016-13	2,400	1,906	1,878	3,562	1,379	11,125
Provision for (recoveries of) loan losses	7,658	22,170	5,722	12	4,242	39,804
Charge-offs and sales	-	-	(8)	(131)	(329)	(468)
Recoveries	-	-	-	65	1	66
Ending balance	$10,362	$24,264	$10,646	$5,622	$7,074	$57,968

	Three Months Ended March 31, 2019
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
Beginning balance	$11	$353	$5,052	$2,318	$586	$8,320
Provision for (recoveries of) loan losses	(11)	(131)	235	271	154	518
Charge-offs and sales	-	-	-	(329)	-	(329)
Recoveries	-	-	(246)	14	-	(232)
Ending balance	$-	$222	$5,041	$2,274	$740	$8,277

Non-accrual loans

        The following table details information about the Company’s non-accrual loans:

(In Thousands)	March 31, 2020	December 31, 2019
Non-accrual loans
With an allowance	$25,914	$18,063
Without an allowance	44,505	60,036
Total recorded carrying value of non-accrual loans	$70,419	$78,099
Allowance for loan losses related to non-accrual loans	$(10,916)	$(2,093)
Unpaid principal balance of non-accrual loans	$88,596	$83,991

	March 31, 2020	March 31, 2019
Interest income on non-accrual loans for the three months ended	$157	$12

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

The following table summarizes the recorded investment of TDRs in the unaudited interim consolidated balance sheet by loan type as of the unaudited interim consolidated balance sheet dates.

	March 31, 2020			December 31, 2019
(In Thousands)	SBC	SBA	Total	SBC	SBA	Total
Recorded carrying value modified loans classified as TDRs	$2,161	$13,221	$15,382	$6,258	$14,204	$20,462
Allowance for loan losses on loans classified as TDRs	$15	$3,825	$3,840	$274	$454	$728

Carrying value of modified loans classified as TDRs
Carrying value of modified loans classified as TDRs on accrual status	$247	$6,813	$7,060	$333	$7,437	$7,770
Carrying value of modified loans classified as TDRs on non-accrual status	1,914	6,408	8,322	5,925	6,767	12,692
Total carrying value of modified loans classified as TDRs	$2,161	$13,221	$15,382	$6,258	$14,204	$20,462

The following table summarizes the TDR activity that occurred during the three months ended March 31, 2020 and 2019 and the financial effects of these modifications.

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(In Thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	1	7	8	1	9	10
Pre-modification recorded balance (a)	$151	$2,767	$2,918	$103	$1,265	$1,368
Post-modification recorded balance (a)	$151	2,769	$2,920	$103	$1,250	$1,353

Number of loans that remain in default as of March 31, 2020 (b)	1	3	4	1	1	2
Balance of loans that remain in default as of March 31, 2020 (b)	$151	$160	$311	$103	$55	$158

Concession granted (a):
Term extension	$-	$1,564	$1,564	$-	$1,187	$1,187
Interest rate reduction	-	-	-	103	-	103
Principal reduction	-	-	-	-	-	-
Foreclosure	151	152	303	-	55	55
Total	$151	$1,716	$1,867	$103	$1,242	$1,345
(a) Represents carrying value.

(b) Represents the March 31, 2020 carrying values of the TDRs that occurred during the three months ended March 31, 2020 and 2019 that remained in default as of March 31, 2020. Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected.  For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

The Company does not believe the financial impact of the presented TDRs to be material. The other elements of the Company’s modification programs do not have a significant impact on financial results given their relative size, or do not have a direct financial impact as in the case of covenant changes.

PCD loans

In the three months ended March 31, 2020 and 2019, the Company did not acquire any PCD loans.

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

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of March 31, 2020:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Loans, held for sale, at fair value	$—	$310,345	$—	$310,345
Loans, net, at fair value	—	—	19,813	19,813
Mortgage backed securities, at fair value	—	78,437	103	78,540
Derivative instruments, at fair value	—	506	17,250	17,756
Residential mortgage servicing rights, at fair value	—	—	78,631	78,631
Total assets	$—	$389,288	$115,797	$505,085

Liabilities:
Derivative instruments, at fair value	$—	$16,585	$—	$16,585
Total liabilities	$—	$16,585	$—	$16,585

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2019:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Loans, held for sale, at fair value	$—	$192,510	$—	$192,510
Loans, net, at fair value	—	—	20,212	20,212
Mortgage backed securities, at fair value	—	92,006	460	92,466
Derivative instruments, at fair value	—	—	2,814	2,814
Residential mortgage servicing rights, at fair value	—	—	91,174	91,174
Total assets	$—	$284,516	$114,660	$399,176

Liabilities:
Derivative instruments, at fair value	$—	$5,250	$—	$5,250
Total liabilities	$—	$5,250	$—	$5,250

The following tables present a summary of changes in our Level 3 assets and liabilities:

	Three Months Ended March 31, 2020
(In Thousands)	MBS	Derivatives	Loans, held at fair value	Residential MSRs, at fair value
Beginning Balance	$460	$2,814	$20,212	$91,174
Purchases or Originations	—	—	—	-
Additions due to loans sold, servicing retained	—	—	—	7,147
Sales / Principal payments	(2)	—	(8)	(3,253)
Unrealized gains (losses), net	(40)	14,436	(391)	(16,437)
Transfer to (from) Level 3	(315)	—	—	—
Ending Balance	$103	$17,250	$19,813	$78,631

Unrealized gains (losses), net on assets or liabilities held at the end of the period	$(1)	$17,250	$255	$(26,392)

	Three Months Ended March 31, 2019
(In Thousands)	MBS	Derivatives	Loans, held at fair value	Residential MSRs, at fair value	Contingent consideration
Beginning Balance	$12,148	$1,776	$22,664	$93,065	$1,207
Purchases or Originations	—	—	—	—	—
Additions due to loans sold, servicing retained	—	—	—	3,593	—
Sales / Principal payments	(102)	—	(29)	(1,312)	—
Realized gains (losses), net	(20)	—	(1)	—	—
Unrealized gains (losses), net	89	707	(39)	(7,128)	—
Accreted discount, net	2	—	—	—	—
Amortization and adjustment for earn-out payments	—	—	—	—	(1,207)
Transfer to (from) Level 3	15,083	—	—	—	—
Ending Balance	$27,200	$2,483	$22,595	$88,218	$—

Unrealized gains (losses), net on assets or liabilities held at the end of the period	$2,501	$2,483	$300	$1,502	$—

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

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level 3 of the fair value hierarchy as of March 31, 2020 using third party information without adjustment:

		Predominant			Weighted
		Valuation			Average Price
(In Thousands, except price)	Fair Value	Technique	Type	Price Range	(a)
Loans, held at fair value	$19,813	Single External Source	Third Party Mark	$99.77 – 105.70	$101.31
Mortgage backed securities, at fair value	103	Transaction Price	Transaction Price	99.00 – 99.00	99.00
Residential mortgage servicing rights, at fair value	78,631	Single external source	Discounted cash flow	N/A	N/A

(a)	Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level 3 of the fair value hierarchy as of December 31, 2019 using third-party information without adjustment:

		Predominant			Weighted
		Valuation			Average Price
(In Thousands, except price)	Fair Value	Technique	Type	Price Range	(a)
Loans, held at fair value	$20,212	Single External Source	Third Party Mark	$100.47 – 110.83	$103.31
Mortgage backed securities, at fair value (b)	357	Broker Quotes	Third Party Mark	1.00 – 1.00	1.00
Mortgage backed securities, at fair value	103	Transaction Price	Transaction Price	99.00 – 99.00	99.00
Residential mortgage servicing rights, at fair value	91,174	Single external source	Discounted cash flow	N/A	N/A

(a)	Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class
(b)	Price ranges and weighted averages represent interest-only strips with a fair value of $0.4 million as of December 31, 2019

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

Financial instruments not carried at fair value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value in the unaudited interim consolidated balance sheets and are classified as Level 3:

	March 31, 2020		December 31, 2019
(In Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Loans, net	$4,144,416	$4,073,947	$4,033,972	$4,147,831
Purchased future receivables, net	49,150	49,150	43,265	43,265
Servicing rights	31,480	35,006	30,795	34,723
Total assets	$4,225,046	$4,158,103	$4,108,032	$4,225,819
Liabilities:
Secured borrowings	$1,698,937	$1,698,937	$1,189,392	$1,189,392
Securitized debt obligations of consolidated VIEs, net	1,692,074	1,665,922	1,815,154	1,859,047
Senior secured note, net	179,387	181,708	179,289	190,923
Guaranteed loan financing	457,032	472,466	485,461	515,182
Convertible notes, net	111,310	67,720	111,040	116,654
Corporate debt, net	150,074	95,109	149,986	161,098
Total liabilities	$4,288,814	$4,181,862	$3,930,322	$4,032,296

Other assets totaling $16.0 million at March 31, 2020 and $20.7 million at December 31, 2019 are not carried at fair value and include due from servicers and accrued interest, which are reflected in Note 19. Receivable from third parties totaling $0.6 million at March 31, 2020 and $1.2 million at December 31, 2019 are not carried at fair value. For these instruments, carrying value approximates fair value and are classified as Level 3.

Accounts payable and other accrued liabilities totaling $26.4 million at March 31, 2020 and $20.0 million at December 31, 2019 are not carried at fair value and include Payable to related parties and Accrued interest payable which are included in Note 19. For these instruments, carrying value approximates fair value and are classified as Level 3.

Note 8 – Mortgage backed securities

The following table presents certain information about the Company’s MBS portfolio, which are classified as trading securities and carried at fair value, as of March 31, 2020 and December 31, 2019.

		Weighted
	Weighted	Average				Gross	Gross
	Average	Interest	Principal	Amortized		Unrealized	Unrealized
(In Thousands)	Maturity (a)	Rate (a)	Balance	Cost	Fair Value	Gains	Losses
March 31, 2020
Mortgage backed securities, at fair value
Freddie Mac Loans	06/2037	4.0%	$78,234	$57,681	$55,685	$1,169	$(3,165)
Commercial Loans	10/2049	4.9	47,107	26,816	22,752	—	(4,064)
Tax Liens	09/2026	6.0	104	104	103	—	(1)
Total Mortgage backed securities, at fair value	01/2042	4.3%	$125,445	$84,601	$78,540	$1,169	$(7,230)
December 31, 2019
Mortgage backed securities, at fair value
Freddie Mac Loans	06/2037	4.3%	$83,149	$61,207	$66,108	$4,915	$(14)
Commercial Loans	02/2051	5.4	35,984	25,358	26,255	924	(27)
Tax Liens	09/2026	6.0	104	104	103	—	(1)
Total Mortgage backed securities, at fair value	07/2041	4.6%	$119,237	$86,669	$92,466	$5,839	$(42)

(a)	Weighted based on current principal balance

The following table presents certain information about the maturity of the Company’s MBS portfolio as of March 31, 2020 and December 31, 2019.

	Weighted
	Average
	Interest	Principal	Amortized
(In Thousands)	Rate (a)	Balance	Cost	Fair Value
March 31, 2020
Mortgage backed securities, at fair value
After five years through ten years	3.6%	$2,869	$2,644	$2,598
After ten years	4.3	122,576	81,957	75,942
Total Mortgage backed securities, at fair value	4.3%	$125,445	$84,601	$78,540
December 31, 2019
Mortgage backed securities, at fair value
After five years through ten years	3.8%	$2,869	$2,641	$2,825
After ten years	4.7	116,368	84,028	89,641
Total	4.6%	$119,237	$86,669	$92,466

(a)	Weighted based on current principal balance.

(b)
(c)

Note 9 - Servicing rights

The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The Company’s servicing fees are specified by pooling and servicing agreements.

The following table presents information about the Company’s portfolios of servicing rights:

	Three Months Ended March 31,
(In Thousands)	2020	2019
SBA servicing rights, at amortized cost
Beginning net carrying amount	$17,660	$16,749
Additions due to loans sold, servicing retained	961	933
Amortization	(873)	(822)
Impairment	(212)	(412)
Ending net carrying value of SBA servicing rights	$17,536	$16,448
Freddie Mac multi-family servicing rights, at amortized cost
Beginning net carrying amount	$13,135	$10,248
Additions due to loans sold, servicing retained	1,449	1,267
Amortization	(640)	(529)
Ending net carrying value of Freddie Mac multi-family servicing rights	$13,944	$10,986

Ending net carrying value of SBA and Freddie Mac multi-family servicing rights, at amortized cost	$31,480	$27,434
Residential mortgage servicing rights, at fair value
Beginning Balance	$91,174	$93,065
Additions due to loans sold, servicing retained	7,147	3,593
Loan pay-offs	(3,253)	(1,312)
Unrealized losses	(16,437)	(7,128)
Ending fair value of residential mortgage servicing rights	$78,631	$88,218
Total servicing rights	$110,111	$115,652

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

The following table presents additional information about the Company’s SBA and Freddie Mac multi-family servicing rights:

	As of March 31, 2020		As of December 31, 2019
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Carrying Value	Amount	Carrying Value
SBA	$583,614	$17,536	$568,017	$17,660
Freddie Mac multi-family	1,193,274	13,944	1,167,476	13,135
Total	$1,776,888	$31,480	$1,735,493	$30,795

The significant assumptions used in the March 31, 2020 and December 31, 2019 estimated valuation of the Company’s SBA and Freddie Mac multi-family servicing rights carried at amortized cost include:

	March 31, 2020				December 31, 2019
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA servicing rights (at amortized cost)
• Forward prepayment rate	6.6	-	21.5%	9.1%	6.3	-	21.2%	9.3%
• Forward default rate	0.0	-	10.6%	7.5%	0.0	-	10.8%	7.3%
• Discount rate	9.1	-	9.1%	9.1%	8.8	-	8.8%	8.8%
• Servicing expense	0.4	-	0.4%	0.4%	0.4	-	0.4%	0.4%

Freddie Mac multi-family servicing rights (at amortized cost)
• Forward prepayment rate	0.5	-	15.9%	6.7%	0.5	-	15.9%	6.6%
• Forward default rate	0.0	-	0.5%	0.3%	0.0	-	0.5%	0.4%
• Discount rate	6.0	-	6.0%	6.0%	6.0	-	6.0%	6.0%
• Servicing expense	0.2	-	0.3%	0.2%	0.2	-	0.3%	0.2%

These assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the carrying amount of the Company’s SBA and Freddie Mac multi-family servicing rights.

(In Thousands)	March 31, 2020	December 31, 2019
SBA servicing rights (at amortized cost)
• Forward prepayment rate
10% adverse change	$(558)	$(563)
20% adverse change	(1,086)	(1,097)

• Default rate
10% adverse change	$(97)	$(94)
20% adverse change	(193)	(186)

• Discount rate
10% adverse change	$(529)	$(520)
20% adverse change	(1,027)	(1,011)

Freddie Mac multi-family servicing rights (at amortized cost)
• Forward prepayment rate
10% adverse change	$(287)	$(285)
20% adverse change	(568)	(558)

• Default rate
10% adverse change	$(1)	$(5)
20% adverse change	(4)	(10)

• Discount rate
10% adverse change	$(381)	$(381)
20% adverse change	(752)	(746)

The estimated future amortization expense for the servicing rights is expected to be as follows:

(In Thousands)	March 31, 2020
2020	$4,369
2021	5,167
2022	4,491
2023	3,882
2024	3,337
Thereafter	10,234
Total	$31,480

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

The following table presents additional information about the Company’s residential mortgage servicing rights carried at fair value:

	As of March 31, 2020		As of December 31, 2019
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Fair Value	Amount	Fair Value
Fannie Mae	$3,536,350	$33,084	$3,388,630	$37,309
Ginnie Mae	2,513,271	25,587	2,504,993	29,869
Freddie Mac	2,277,047	19,960	2,270,981	23,996
Total	$8,326,668	$78,631	$8,164,604	$91,174

The significant assumptions used in the March 31, 2020 and December 31, 2019 valuation of the Company’s residential mortgage servicing rights carried at fair value include:

	March 31, 2020				December 31, 2019
	Range of input values			Weighted Average	Range of input values			Weighted Average
Residential mortgage servicing rights (at fair value)
• Forward prepayment rate	8.5	-	18.9%	11.1%	7.1	-	18.7%	10.1%
• Discount rate	9.0	-	11.0%	9.6%	9.0	-	11.0%	9.6%
• Servicing expense	$ 70	-	$ 85	$ 75	$ 70	-	$ 85	$ 75

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the fair value of the Company’s residential mortgage servicing rights:

(In Thousands)	March 31, 2020	December 31, 2019
Prepayment rate
10% adverse change	$(4,245)	$(4,195)
20% adverse change	(8,110)	(8,091)
Discount rate
10% adverse change	$(2,849)	$(3,450)
20% adverse change	(5,501)	(6,654)
Cost of servicing
10% adverse change	$(1,562)	$(1,648)
20% adverse change	(3,123)	(3,297)

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

	Three Months Ended March 31,
(In Thousands)	2020	2019
Realized and unrealized gains and losses of residential mortgage loans held for sale, at fair value	$25,166	$10,199
Creation of new mortgage servicing rights, net of payoffs	3,894	2,281
Loan origination fee income on residential mortgage loans	3,303	1,743
Unrealized gains (loss) on IRLCs and other derivatives	4,306	364
Residential mortgage banking activities	$36,669	$14,587

Variable expenses on residential mortgage banking activities	$(20,129)	$(9,176)

Note 11 – Secured borrowings

The following tables present certain characteristics of our secured borrowings:

							Carrying Value at
Lender	Asset Class	Current Maturity	Pricing	Facility Size		Pledged Assets Carrying Value	March 31, 2020	December 31, 2019
JPMorgan	Acquired loans, SBA loans	August 2020	1M L + 2.00 to 2.50%	$250,000		$104,668	$82,204	$88,972
Keybank	Freddie Mac loans	February 2021	1M L + 1.30%	100,000		79,524	78,726	21,513
East West Bank	SBA loans	July 2020	Prime - 0.821 to + 0.29%	50,000		39,285	30,911	13,294
Credit Suisse	Acquired loans (non USD)	December 2021	Euribor + 2.50%	224,500	(a)	51,274	37,030	37,646
FCB	Acquired loans	June 2021	2.75%	1,218		1,737	1,218	1,354
Comerica Bank	Residential loans	March 2021	1M L + 1.75%	100,000		82,991	77,926	56,822
TBK Bank	Residential loans	July 2020	Variable Pricing	150,000		78,585	76,358	52,151
Origin Bank	Residential loans	May 2020	Variable Pricing	50,000		17,885	16,143	15,343
Associated Bank	Residential loans	November 2020	1M L + 1.50%	40,000		36,697	34,228	5,823
East West Bank	Residential MSRs	September 2023	1M L + 2.50%	50,000		53,044	49,200	39,900
Credit Suisse	Purchased future receivables	June 2021	1M L + 4.50%	50,000		49,150	43,250	34,900
Rabobank	Real estate	January 2021	4.22%	14,500		18,953	12,386	12,485
Total borrowings under credit facilities (b)				$1,080,218		$613,793	$539,580	$380,203
Citibank	Fixed rate, Transitional, Acquired loans	August 2020	1M L + 1.875 to 2.125%	$500,000		$305,046	$246,417	$124,718
Deutsche Bank	Fixed rate, Transitional loans	November 2021	3M L + 2.00 to 2.40%	425,000		472,064	331,181	141,356
JPMorgan	Transitional loans	December 2020	1M L + 2.25 to 4.00%	400,000		423,990	297,342	250,466
JPMorgan	MBS	September 2020	2.87 to 4.52%	90,507		122,070	90,507	93,715
Deutsche Bank	MBS	January 2021	3.14 to 3.81%	47,612		52,173	47,612	44,730
Citibank	MBS	April 2020	2.89 to 4.01%	55,275		76,566	55,275	56,189
Bank of America	MBS	April 2020	1.31 to 1.61%	34,886		33,968	34,886	38,954
RBC	MBS	August 2020	3.03 to 3.71%	56,137		63,200	56,137	59,061
Total borrowings under repurchase agreements (c)				$1,609,417		$1,549,077	$1,159,357	$809,189
Total secured borrowings				$2,689,635		$2,162,870	$1,698,937	$1,189,392

(a) The current facility size is €200.0 million, but has been converted into USD for purposes of this disclosure.

(b) The weighted average interest rate of borrowings under credit facilities was 2.9% and 4.0% as of March 31, 2020 and December 31, 2019, respectively.

(c) The weighted average interest rate of borrowings under repurchase agreements was 3.4% and 4.2% as of March 31, 2020 and December 31, 2019, respectively.

The following table presents the carrying value of the Company’s collateral pledged with respect to secured borrowings outstanding with our lenders:

	Pledged Assets Carrying Value at
(In Thousands)	March 31, 2020	December 31, 2019
Collateral pledged - borrowings under credit facilities
Loans, net	$492,646	$436,738
Mortgage servicing rights	53,044	61,304
Purchased future receivables	49,150	43,265
Real estate, held for sale	18,953	19,950
Total collateral pledged on borrowings under credit facilities	$613,793	$561,257
Collateral pledged - borrowings under repurchase agreements
Loans, net	$1,201,100	$721,887
Mortgage backed securities	74,439	113,436
Retained interest in assets of consolidated VIEs	273,538	271,880
Total collateral pledged on borrowings under repurchase agreements	$1,549,077	$1,107,203
Total collateral pledged on secured borrowings	$2,162,870	$1,668,460

The agreements governing the Company’s secured borrowings and promissory note require the Company to maintain certain financial and debt covenants. The Company was in compliance with all debt and financial covenants as of March 31, 2020 and December 31, 2019.

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

As of March 31, 2020, we were in compliance with all covenants with respect to the Senior Secured Notes.

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

At issuance, we allocated $112.7 million and $2.3 million of the carrying value of the Convertible Notes to its debt and equity components, respectively, before the allocation of deferred financing costs. As of March 31, 2020, we were in compliance with all covenants with respect to the Convertible Notes.

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

As of March 31, 2020, we were in compliance with all covenants with respect to the corporate debt.

The following table presents the components of the Senior Secured Notes, Convertible Notes, and Corporate Debt, including the carrying value for the aggregate contractual maturities, in the consolidated balance sheet:

(in thousands, except rates)	Coupon Rate	Maturity Date	March 31, 2020
Senior secured notes principal amount(1)	7.50%	2/15/2022	$180,000
Unamortized premium - Senior secured notes			1,479
Unamortized deferred financing costs - Senior secured notes			(2,092)
Total Senior secured notes, net			$179,387
Convertible notes - principal amount (2)	7.00%	8/15/2023	115,000
Unamortized discount - Convertible notes (3)			(1,352)
Unamortized deferred financing costs - Convertible notes			(2,338)
Total Convertible notes, net			$111,310
Corporate debt principal amount(4)	6.50%	4/30/2021	$50,000
Corporate debt principal amount(5)	6.20%	7/30/2026	104,250
Unamortized discount - Corporate debt			420
Unamortized deferred financing costs - Corporate debt			(4,596)
Total Corporate debt, net			$150,074
Total carrying amount of debt components			$440,771
Total carrying amount of conversion option of equity components recorded in equity			$1,352
(1)	Interest on the Senior Secured Notes is payable semiannually on each February 15 and August 15, beginning on August 15, 2017.
(2)	Interest on the Convertible Notes is payable quarterly on February 15, May 15, August 15, and November 15 of each year, beginning on November 15, 2017.
(3)	Represents the discount created by separating the conversion option from the debt host instrument.
(4)	Interest on the corporate debt is payable January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018.
(5)	Interest on the corporate debt is payable January 30, April 30, July 30, and October 30 of each year, beginning on October 30, 2019.

The following table presents the contractual maturities of the Senior Secured Notes, Convertible Notes, and Corporate debt:

(In Thousands)	March 31, 2020
2020	$—
2021	50,000
2022	180,000
2023	115,000
2024	—
Thereafter	104,250
Total contractual amounts	449,250
Unamortized deferred financing costs, discounts, and premiums, net	(8,479)
Total carrying amount of debt components	$440,771

Note 13 – Guaranteed loan financing

Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment in the unaudited interim consolidated balance sheets and the portion sold is recorded as guaranteed loan financing in the liabilities section of the unaudited interim consolidated balance sheets. For these partial loan sales, the interest earned on the entire loan balance is recorded as interest income and the interest earned by the buyer in the partial loan sale is recorded within interest expense in the accompanying unaudited interim consolidated statements of income.

The following table presents guaranteed loan financing and the related interest rates and maturity dates:

	Weighted	Range of
	Average	Interest	Range of
(In Thousands)	Interest Rate	Rates	Maturities (Years)	Ending Balance
March 31, 2020	5.21%	1.70 - 6.50%	2020 - 2044	$457,032
December 31, 2019	5.45%	1.70 - 7.50%	2020 - 2044	$485,461

The following table summarizes contractual maturities of total guaranteed loan financing outstanding:

(In Thousands)	March 31, 2020
2020	$314
2021	1,326
2022	2,369
2023	3,329
2024	4,614
Thereafter	445,080
Total	$457,032

Our guaranteed loan financings are secured by loans, net of $458.6 million and $487.2 million as of March 31, 2020 and December 31, 2019, respectively.

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

The consolidation of the securitization transactions includes the senior securities issued to third parties which are shown as securitized debt obligations of consolidated VIEs in the unaudited interim consolidated balance sheets. The following table presents additional information on the Company’s securitized debt obligations:

	March 31, 2020			December 31, 2019
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(In Thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
Waterfall Victoria Mortgage Trust 2011-SBC2	$6,131	$6,131	5.5%	$6,399	$6,399	5.5%
ReadyCap Lending Small Business Trust 2019-2	117,876	117,876	4.3	131,032	129,007	4.3
Sutherland Commercial Mortgage Trust 2017-SBC6	38,679	37,958	3.5	42,309	41,486	3.4
Sutherland Commercial Mortgage Trust 2018-SBC7	114,938	113,166	4.7	138,235	136,212	4.7
Sutherland Commercial Mortgage Trust 2019-SBC8	210,516	207,679	2.9	219,617	216,981	2.9
ReadyCap Commercial Mortgage Trust 2014-1	18,406	18,411	5.8	18,626	18,632	5.6
ReadyCap Commercial Mortgage Trust 2015-2	60,344	57,772	4.5	64,239	61,443	4.5
ReadyCap Commercial Mortgage Trust 2016-3	27,295	25,927	3.6	32,269	30,777	4.7
ReadyCap Commercial Mortgage Trust 2018-4	114,670	111,058	3.9	121,179	117,428	3.9
ReadyCap Commercial Mortgage Trust 2019-5	282,994	273,342	4.1	309,296	299,273	4.1
ReadyCap Commercial Mortgage Trust 2019-6	378,765	371,539	3.2	379,400	371,939	3.2
Ready Capital Mortgage Financing 2018-FL2	80,042	79,202	3.3	115,381	114,057	3.8
Ready Capital Mortgage Financing 2019-FL3	267,904	264,837	3.0	267,904	264,249	3.5
Total (1)	$1,718,560	$1,684,898	3.6%	$1,845,886	$1,807,883	3.7%

(1) Excludes non-company sponsored securitized debt obligations of $7.2 million and $7.3 million that are consolidated in the unaudited interim consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.

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

Assets and liabilities of consolidated VIEs

The following table reflects the securitized assets and liabilities for VIEs that we consolidate on our consolidated balance sheets:

(In Thousands)	March 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$20	$23
Restricted cash	8,538	8,301
Loans, net	2,195,177	2,326,199
Loans, held for sale, at fair value	4,017	4,434
Due from servicers	10,279	27,964
Accrued interest	11,486	11,565
Total assets	$2,229,517	$2,378,486
Liabilities:
Securitized debt obligations of consolidated VIEs, net	1,692,074	1,815,154
Total liabilities	$1,692,074	$1,815,154

Assets of unconsolidated VIEs

The following table reflects our variable interests in identified VIEs, of which we are not the primary beneficiary, as of March 31, 2020 and December 31, 2019:

	Carrying Amount		Maximum Exposure to Loss (1)
(In Thousands)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Assets:
Mortgage backed securities, at fair value(2)	$55,685	$66,108	$55,685	$66,108
Investment in unconsolidated joint ventures	53,379	58,850	53,379	58,850
Total assets in unconsolidated VIEs	$109,064	$124,958	$109,064	$124,958
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

The following table presents the components of interest income and expense:

	Three Months Ended March 31,
(In Thousands)	2020	2019
Interest income
Loans
Acquired SBA 7(a) loans	$6,202	$7,181
Acquired loans	15,411	10,254
Originated Transitional loans	22,219	14,185
Originated SBC loans, at fair value	317	366
Originated SBC loans	15,998	12,282
Originated SBA 7(a) loans	6,269	1,928
Originated Residential Agency loans	20	6
Total loans (1)	$66,436	$46,202
Held for sale, at fair value, loans
Originated Residential Agency loans	$1,297	$776
Originated Freddie loans	271	257
Acquired loans	68	36
Total loans, held for sale, at fair value (1)	$1,636	$1,069
Mortgage backed securities, at fair value	1,479	1,482
Total interest income	$69,551	$48,753
Interest expense
Secured borrowings	$(12,758)	$(9,909)
Securitized debt obligations of consolidated VIEs	(19,529)	(16,501)
Guaranteed loan financing	(6,243)	(2,710)
Senior secured note	(3,472)	(3,484)
Convertible note	(2,188)	(2,188)
Corporate debt	(2,740)	(983)
Total interest expense	$(46,930)	$(35,775)
Net interest income before provision for loan losses	$22,621	$12,978
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

For derivative instruments that the Company has not elected hedge accounting, the fair value adjustments on such instruments are recorded in earnings. The fair value adjustments for interest rate swaps and CDS, along with the related interest income, interest expense and gains (losses) on termination of such instruments, are reported as a net realized gain on financial instruments in the unaudited interim consolidated statements of income. The fair value adjustments for IRLCs, along with the related interest income, interest expense and gains (losses) on termination of such instruments, are reported in residential mortgage banking activities on the unaudited interim consolidated statements of income.

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

The following tables summarize the Company’s use of derivatives and their effect in the unaudited interim consolidated financial statements. Notional amounts included in the table are the average notional amounts on the unaudited interim consolidated balance sheet dates. We believe these are the most relevant measure of volume or derivative activity as they best represent the Company’s exposure to underlying instruments.

The following table summarizes our derivatives, by type, as of March 31, 2020 and December 31, 2019:

		As of March 31, 2020			As of December 31, 2019
			Asset	Liability		Asset	Liability
		Notional	Derivatives	Derivatives	Notional	Derivatives	Derivatives
(In Thousands)	Primary Underlying Risk	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Interest rate lock commitments	Interest rate risk	$660,770	17,261	$—	$238,283	$2,814	$—
Interest Rate Swaps - not designated as hedges	Interest rate risk	623,543	—	(9,882)	291,001	—	(3,181)
Interest Rate Swaps - designated as hedges	Interest rate risk	143,215	—	(6,703)	158,325	—	(1,709)
Credit Default Swaps	Credit risk	15,000	260	—	15,000	—	(110)
FX forwards	Foreign exchange rate risk	16,908	235		15,000	—	(250)
Total		$1,459,436	$17,756	$(16,585)	$717,609	$2,814	$(5,250)

The following tables summarize the gains and losses on the Company’s derivatives:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Net Realized	Unrealized	Net Realized	Unrealized
(In Thousands)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Credit default swaps (1)	$—	$370	$—	$(323)
Interest rate swaps (1)(2)	(247)	(9,988)	(796)	604
Residential mortgage banking activities interest rate swaps (3)	—	(10,180)	—	(343)
Interest rate lock commitments (3)	—	14,487	—	708
FX forwards (1)	(137)	485	—	—
Total	$(384)	$(4,826)	$(796)	$646

(1) Gains (losses) are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of income.
(2) For qualifying hedges of interest rate risk, the effective portion relating to the unrealized gain (loss) on derivatives are recorded in accumulated other comprehensive income (loss).
(3) Gains (losses) are recorded in residential mortgage banking activities in the consolidated statements of income.

The following tables summarize the gains and losses on the Company’s derivatives which have qualified for hedge accounting:

(In Thousands)	Derivatives - effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income (2)	Total income statement impact	Derivatives- effective portion recorded in OCI (3)	Total change in OCI for period (3)
Hedge type
Interest rate - forecasted transactions (1)	$(367)	$(1,694)	$(2,061)	$(5,189)	$(3,128)
Total - Three Months Ended March 31, 2020	$(367)	$(1,694)	$(2,061)	$(5,189)	$(3,128)
Hedge type
Interest rate - forecasted transactions (1)	$41	$—	$41	$(461)	$(420)
Total - Three Months Ended March 31, 2019	$41	$—	$41	$(461)	$(420)
(1) Consists of benchmark interest rate hedges of LIBOR-indexed floating-rate liabilities.

(2) Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.

(3) Represents after tax amounts recorded in OCI.

Note 17 – Real estate, held for sale

The following table summarizes the carrying amount of the Company’s real estate holdings as of the unaudited interim consolidated balance sheet dates:

(In Thousands)	March 31, 2020	December 31, 2019
Acquired ORM Portfolio:
Retail	$18,953	$19,950
Mixed Use	16,604	17,478
Land	7,362	7,919
Lodging/Residential	3,230	6,280
Office	981	1,256
Total Acquired ORM REO	$47,130	$52,883
Other REO held for sale:
Office	$151	4,465
SBA	351	286
Mixed Use	—	279
Retail	660	660
Total Other REO	$1,162	$5,690

Total Real estate, held for sale	$48,292	$58,573

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

The following table presents certain information on the management fee payable to our Manager:

	For the Three Months Ended March 31,
	2020	2019
Management fee - total	$2.6 million	$2.0 million
Management fee - amount unpaid	$2.6 million	$4.1 million

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

The following table presents certain information on the incentive fee payable to our Manager:

	For the Three Months Ended March 31,
	2020	2019
Incentive fee distribution - total	$-	$-
Incentive fee distribution - amount unpaid	$-	$0.2 million

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

Expense reimbursement

In addition to the management fees and incentive distribution described above, the Company is also responsible for reimbursing our Manager for certain expenses paid by our Manager on behalf of the Company and for certain services provided by our Manager to the Company. Expenses incurred by our Manager and reimbursed by us are typically included in salaries and benefits or general and administrative expense in the unaudited interim consolidated statements of income.

The following table presents certain information on reimbursable expenses payable to our Manager:

	For the Three Months Ended March 31,
	2020	2019
Reimbursable expenses payable to our Manager - total	$1.3 million	$0.8 million
Reimbursable expenses payable to our Manager - amount unpaid	$0.2 million	$1.0 million

Note 19 – Other assets and other liabilities

The following table details the Company’s other assets and other liabilities as of the unaudited interim consolidated balance sheet dates.

(In Thousands)	March 31, 2020	December 31, 2019
Other assets:
Deferred tax asset	$31,803	$31,803
Tax receivable	14,184	4,019
Deferred loan exit fees	14,374	13,039
Accrued interest	11,383	10,583
Goodwill	11,206	11,206
Due from servicers	4,641	10,127
Right-of-use lease asset	4,586	4,531
Intangible assets	7,978	8,309
Deferred financing costs	2,440	2,046
Other assets	12,296	11,262
Total other assets	$114,891	$106,925
Accounts payable and other accrued liabilities:
Deferred tax liability	$18,757	$18,757
Accrued salaries, wages and commissions	12,871	21,146
Accrued interest payable	23,836	17,305
Servicing principal and interest payable	6,661	14,145
Repair and denial reserve	5,043	5,179
Payable to related parties	2,561	2,697
Accrued professional fees	2,525	1,809
Lease payable	4,673	4,618
Other liabilities	12,813	11,751
Total accounts payable and other accrued liabilities	$89,740	$97,407

Intangible assets

The following table presents information about the intangible assets held by the Company:

(In Thousands)	March 31, 2020	December 31, 2019	Estimated Useful Life
Internally developed software - Knight Capital	$3,536	$3,694	6 years
Broker network - Knight Capital	1,089	1,156	4.5 years
SBA license	1,000	1,000	Indefinite life
Favorable lease	871	905	12 years
Trade name - Knight Capital	819	855	6 years
Trade name - GMFS	663	699	15 years
Total Intangible Assets	$7,978	$8,309

Amortization expense related to the intangible assets previously acquired for the three months ended March 31, 2020 and 2019 was $0.3 million and $0.1 million, respectively. Such amounts are recorded as other operating expenses in the consolidated statements of income.

At March 31, 2020, accumulated amortization for finite-lived intangible assets is as follows:

(In Thousands)	March 31, 2020
Favorable lease	$609
Trade name - GMFS	559
Internally developed software - Knight Capital	264
Broker network - Knight Capital	111
Trade name - Knight Capital	61
Total Accumulated Amortization	$1,604

Amortization expense related to the finite-lived intangible assets for the five years subsequent to March 31, 2020 is as follows:

(In Thousands)	March 31, 2020
2020	$992
2021	1,295
2022	1,268
2023	1,242
2024	1,210
Thereafter	971
Total	$6,978

Loan indemnification reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other accrued liabilities in the Company's unaudited interim consolidated balance sheets and the provision for loan indemnification losses is included in variable expenses on residential mortgage banking activities, in the Company's unaudited interim consolidated statements of income. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demand, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability. At March 31, 2020 and December 31, 2019, the loan indemnification reserve was $2.3 million and $2.1 million, respectively.

Because of the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. At March 31, 2020 and December 31, 2019, the reasonably possible loss above the recorded loan indemnification reserve was not considered material.

Note 20 – Other income and operating expenses

The following table details the Company’s other income and operating expenses for the unaudited interim consolidated statements of income.

	Three Months Ended March 31,
(In Thousands)	2020	2019
Other income
Origination income	$2,495	808
Change in repair and denial reserve	136	(89)
Other	1,442	181
Total other income	$4,073	$900
Other operating expenses
Origination costs	3,025	1,189
Technology expense	1,580	1,101
Impairment on real estate	2,969	305
Rent and property tax expense	1,184	691
Recruiting, training and travel expense	624	587
Marketing expense	546	545
Loan acquisition costs	98	110
Financing costs on purchased future receivables	624	—
Other	3,094	2,333
Total other operating expenses	$13,744	$6,861

Note 21 – Stockholders’ Equity

Equity offering

In December 2019, we completed a public offering of 6,000,000 shares of our common stock at a public offering price of $15.30 per share and an additional 900,000 shares of common stock at a public offering price of $15.30 per share pursuant to the underwriter’s full exercise of the over-allotment option in January 2020. Proceeds, net of offering costs and expenses were $91.8 million and $13.8 million for December 2019 and January 2020, respectively. There were no equity offerings during 2018.

Common stock dividends

The following table presents cash dividends declared by our board of directors on our common stock from December 12, 2018 through March 31, 2020:

			Dividend per
Declaration Date	Record Date	Payment Date	Share
December 12, 2018	December 31, 2018	January 31, 2019	$0.40
March 12, 2019	March 28, 2019	April 30, 2019	$0.40
June 11, 2019	June 28, 2019	July 31, 2019	$0.40
September 10, 2019	September 30, 2019	October 31, 2019	$0.40
December 11, 2019	December 31, 2019	January 31, 2020	$0.40
March 11, 2020	March 31, 2020	April 30, 2020	$0.40 (1)

(1) Dividends paid in a combination of cash, not to exceed 20% in the aggregate, and common stock.

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

The following table summarizes the Company’s RSA activity for the three months ended March 31, 2020:

	Restricted Stock Awards
(In Thousands, except share data)	Number of Shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, January 1	1,009,617	$15,722	$15.57
Granted	208,514	3,298	15.82
Vested	(60,370)	(894)	14.81
Forfeited	—	—	—
Outstanding, March 31, 2020	1,157,761	$18,126	$15.66

During the three months ended March 31, 2020, the Company recognized $0.9 million of noncash compensation expense related to its stock-based incentive plan in our unaudited interim consolidated statements of income. During the three months ended March 31, 2019, the Company recognized $0.7 million of noncash compensation.

At March 31, 2020 and 2019, approximately $18.1 million and $2.7  million of noncash compensation expense related to unvested awards had not yet been charged to net income, respectively. These costs are expected to be amortized into compensation expense ratably over the course of the remainder of the respective vesting periods.

Note 22 – Earnings per Share of Common Stock

The following table provides information on the basic and diluted earnings per share computations, including the number of shares of common stock used for purposes of these computations:

	Three Months Ended March 31,
(In Thousands, except for share and per share amounts)	2020	2019
Basic Earnings
Net income	$(51,516)	$30,450
Less: Income attributable to non-controlling interest	(1,064)	983
Less: Income attributable to participating shares	463	82
Basic earnings	$(50,915)	$29,385

Diluted Earnings
Net income	$(51,516)	$30,450
Less: Income attributable to non-controlling interest	(1,064)	983
Less: Income attributable to participating shares	463	82
Diluted earnings	$(50,915)	$29,385

Number of Shares
Basic — Average shares outstanding	51,984,040	32,556,875
Effect of dilutive securities — Unvested participating shares	5,973	6,769
Diluted — Average shares outstanding	51,990,013	32,563,644

Earnings Per Share Attributable to RC Common Stockholders:
Basic	$(0.98)	$0.90
Diluted	$(0.98)	$0.90

Participating unvested RSUs were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Additionally, as of March 31, 2020, there are potential shares of common stock contingently issuable upon the conversion of the Convertible Notes in the future. The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash. Based on this assessment, the Company determined that it would be appropriate to apply a method similar to the treasury stock method, such that contingently issuable common stock is assessed quarterly along with our other potentially dilutive instruments. In order to compute the dilutive effect, the number of shares included in the denominator of diluted EPS is determined by dividing the “conversion spread value” of the share-settled portion (value above accreted value of face value and interest component) of the instrument by the share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the bond upon an assumed conversion. As of March 31, 2020, the conversion spread value is currently zero, since the closing price of our common stock does not exceed the conversion rate (strike price) and is “out-of-the-money”, resulting in no impact on diluted EPS.

Certain investors own OP units in our operating partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the operating partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company's equity is increased. At March 31, 2020 and December 31, 2019, the non-controlling interest OP unit holders owned 1,117,169 OP units.

Note 23 – Offsetting assets and liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of March 31, 2020 and December 31, 2019 and for the periods then ended, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

For derivatives traded under an ISDA Master Agreement, the collateral requirements are listed under the Credit Support Annex, which is the sum of the mark to market for each derivative contract, the independent amount due to the derivative counterparty and any thresholds, if any. Collateral may be in the form of cash or any eligible securities, as defined in the respective ISDA agreements. Cash collateral pledged to and by the Company with the counterparty, if any, is reported separately in the unaudited interim consolidated balance sheets as restricted cash. All margin call amounts must be made before the notification time and must exceed a minimum transfer amount threshold before a transfer is required. All margin calls must be responded to and completed by the close of business on the same day of the margin call, unless otherwise specified. Any margin calls after the notification time must be completed by the next business day. Typically, the Company and its counterparties are not permitted to sell, rehypothecate or use the collateral posted. To the extent amounts due to the Company from its counterparties are not fully collateralized, the Company bears exposure and the risk of loss from a defaulting counterparty. The Company attempts to mitigate counterparty risk by establishing ISDA agreements with only high grade counterparties that have the financial health to honor their obligations and diversification, entering into agreements with multiple counterparties.

In accordance with ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, the Company is required to disclose the impact of offsetting of assets and liabilities represented in the unaudited interim consolidated balance sheets to enable users of the unaudited interim consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities.  These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to offset, and (d) the Company’s right of offset is enforceable at law.  As of March 31, 2020 and December 31, 2019, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the unaudited interim consolidated balances sheets.

The following table provides disclosure regarding the effect of offsetting of the Company’s recognized assets and liabilities presented in the unaudited interim consolidated balance sheets:

				Gross amounts not offset in the Consolidated Balance Sheets(1)
(in thousands)	Gross amounts of recognized Assets / Liabilities	Gross amounts offset in the Consolidated Balance Sheets	Amounts presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received / Paid
March 31, 2020
Assets
Derivative instruments - Credit default swaps	$260	$—	$260	$—	$—
Derivative instruments - FX forwards	235	—	235	—	—
Total	$495	$—	$495	$—	$—
Liabilities
Derivative instruments - Interest rate swaps	$25,017	$8,432	$16,585	$—	$11,656
Secured borrowings	1,698,937	—	1,698,937	1,698,937	—
Total	$1,723,954	$8,432	$1,715,522	$1,698,937	$11,656
December 31, 2019
Assets
Derivative instruments - Interest rate swaps	$2,814	$—	$2,814	$—	$2,814
Total	$2,814	$—	$2,814	$—	$2,814
Liabilities
Derivative instruments - Interest rate swaps	$4,890	$—	$4,890	$—	$4,890
Derivative instruments - Credit default swaps	110	—	110	—	110

Derivative instruments - FX forwards	250	—	250	—	250
Secured borrowings	1,189,392	—	1,189,392	1,189,392	—
Total	$1,194,642	$—	$1,194,642	$1,189,392	$5,250

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

(1)

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

Unfunded Loan Commitments

As of March 31, 2020 and December 31, 2019, unfunded loan commitments for SBC loans were as follows:

	March 31,	December 31,
(In Thousands)	2020	2019
Loans, net	$329,809	$128,719
Loans, held for sale at fair value	$8,855	$6,982

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

Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. As of March  31, 2020 and December 31, 2019, total commitments to originate loans were as follows:

	March 31,	December 31,
(In Thousands)	2020	2019
Commitments to originate residential agency loans	$601,633	$190,806

Note 26 – Income Taxes

The Company is a REIT pursuant to Internal Revenue Code Section 856. Our qualification as a REIT depends on our ability to meet various requirements imposed by the Internal Revenue Code, which relate to our organizational structure, diversity of stock ownership and certain requirements with regard to the nature of our assets and the sources of our income. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four taxable years. As of March 31, 2020 and December 31, 2019, we are in compliance with all REIT requirements.

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

On March 27, 2020, President Trump signed into law the ‘Coronavirus Aid, Relief, and Economic Security Act’ (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, and technical corrections to tax depreciation methods for qualified improvement property. We continue to examine the impact the CARES Act may have on our business. As of March 31, 2020, we have recognized a benefit of $2.9 million due to changes in net operating loss carryback provisions which allow net operating losses from tax years beginning in 2018, 2019, or 2020 to be carried back for five years.

During the three months ended March 31, 2020 and 2019, we recorded an income tax benefit of $7.9 million and $3.0 million, respectively. The income tax expense for the above periods primarily related to activities of our taxable REIT subsidiaries, including the impact of our ability to carry back net operating losses to pre-tax reform years as a result of the CARES Act in the first quarter of 2020,  and various state and local taxes. There were no material changes to uncertain tax positions or valuation allowance assessments during the quarter.

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

Results of business segments and all other

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the three months ended March 31, 2020 are summarized in the below table.

			SBA Originations,	Residential
		SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$16,494	$39,269	$12,471	$1,317	$—	$69,551
Interest expense	(11,205)	(25,627)	(8,513)	(1,585)	—	(46,930)
Net interest income before provision for loan losses	$5,289	$13,642	$3,958	$(268)	$—	$22,621
Provision for loan losses	(5,722)	(29,828)	(4,254)	—	—	(39,804)
Net interest income after provision for loan losses	$(433)	$(16,186)	$(296)	$(268)	$—	$(17,183)
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$36,669	$—	$36,669
Net realized gain (loss) on financial instruments	(739)	3,649	4,262	—	—	7,172
Net unrealized gain (loss) on financial instruments	(9,423)	(6,491)	(1,082)	(16,438)	—	(33,434)
Servicing income	355	532	1,074	6,136	—	8,097
Income on purchased future receivables, net of allowance for doubtful accounts	3,483	—	—	—	—	3,483
Loss from unconsolidated joint ventures	(3,537)	—	—	—	—	(3,537)
Other income	2,336	1,283	295	60	99	4,073
Total non-interest income (loss)	$(7,525)	$(1,027)	$4,549	$26,427	$99	$22,523
Non-interest expense
Employee compensation and benefits	$(2,833)	$(2,710)	$(3,910)	$(8,741)	$(742)	$(18,936)
Allocated employee compensation and benefits from related party	(125)	—	—	—	(1,125)	(1,250)
Variable expenses on residential mortgage banking activities	—	—	—	(20,129)	—	(20,129)
Professional fees	(235)	(338)	(289)	(287)	(1,407)	(2,556)
Management fees – related party	—	—	—	—	(2,561)	(2,561)
Loan servicing expense	(1,365)	(1,580)	(335)	(2,258)	(32)	(5,570)
Merger related expenses	—	—	—	—	(47)	(47)
Other operating expenses	(6,245)	(3,457)	(1,559)	(1,785)	(698)	(13,744)
Total non-interest expense	$(10,803)	$(8,085)	$(6,093)	$(33,200)	$(6,612)	$(64,793)
Net loss before provision for income taxes	$(18,761)	$(25,298)	$(1,840)	$(7,041)	$(6,513)	$(59,453)
Total assets	$1,209,617	$2,704,301	$703,331	$418,421	$234,380	$5,270,050

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the three months ended March 31, 2019 are summarized in the below table.

			SBA Originations,	Residential
		SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$10,674	$28,188	$9,109	$782	$—	$48,753
Interest expense	(7,705)	(20,666)	(6,490)	(914)	—	(35,775)
Net interest income before provision for loan losses	$2,969	$7,522	$2,619	$(132)	$—	$12,978
Provision for loan losses	(133)	41	(426)	—	—	(518)
Net interest income after provision for loan losses	$2,836	$7,563	$2,193	$(132)	$—	$12,460
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$14,587	$—	$14,587
Net realized gain (loss) on financial instruments	(49)	3,540	3,791	—	—	7,282
Net unrealized gain (loss) on financial instruments	(19)	810	(575)	(7,128)	—	(6,912)
Servicing income	1	436	1,015	5,300	—	6,752
Income on unconsolidated joint ventures	2,929	—	—	—	—	2,929
Other income	68	786	14	17	15	900
Gain on bargain purchase	—	—	—	—	30,728	30,728
Total non-interest income	$2,930	$5,572	$4,245	$12,776	$30,743	$56,266
Non-interest expense
Employee compensation and benefits	$(1)	$(2,260)	$(3,768)	$(4,595)	$(824)	$(11,448)
Allocated employee compensation and benefits from related party	(85)	—	—	—	(768)	(853)
Variable expenses on residential mortgage banking activities	—	—	—	(9,176)	—	(9,176)
Professional fees	(170)	(301)	(187)	(236)	(935)	(1,829)
Management fees – related party	—	—	—	—	(1,997)	(1,997)
Loan servicing expense	(801)	(1,215)	143	(1,740)	(35)	(3,648)
Merger related expenses	—	—	—	—	(5,467)	(5,467)
Other operating expenses	(421)	(2,117)	(1,050)	(2,073)	(1,200)	(6,861)
Total non-interest expense	$(1,478)	$(5,893)	$(4,862)	$(17,820)	$(11,226)	$(41,279)
Net income (loss) before provision for income taxes	$4,288	$7,242	$1,576	$(5,176)	$19,517	$27,447
Total assets	$864,881	$1,823,166	$251,778	$277,727	$61,462	$3,279,014

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

In accordance with Regulation S-X section 10-01(b)-1, unconsolidated entities that meet certain significance tests are required to have supplemental disclosures included in our unaudited interim financial statements, including condensed financial information for the three months ended March 31, 2020 and 2019.

Statements of Income	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
(In Thousands)	Girod HoldCo, LLC	WFLLA, LLC	Girod HoldCo, LLC	WFLLA, LLC
Interest income	$381	$190	$1,157	$577
Realized gains	149	74	201	100
Unrealized gain (loss)	(1,987)	(992)	11,278	5,628
Servicing expense and other	(1,588)	(794)	(898)	(447)
Income (loss) before provision for income taxes	$(3,045)	$(1,522)	$11,738	$5,858

	Three Months Ended March 31,
(In Thousands)	2020	2019
Income (loss) on unconsolidated joint ventures
WFLLA, LLC	$(761)	$2,929
Other unconsolidated joint ventures	(2,776)	—
Income (loss) on unconsolidated joint ventures	$(3,537)	$2,929

During the three months ended March 31, 2020 and 2019, the Company recorded a loss of $3.5 million and $2.9 million of income, respectively, which is based on our proportional ownership interest in the entities above. These amounts are reflected in Income on unconsolidated joint ventures within the interim unaudited statement of income.

Note 29 – Subsequent events

 As of May 11, 2020, the Company has facilitated the fundings of approximately $2.1 billion of loans through the U.S. Small Business Administration's Paycheck Protection Program ("PPP"). Through the CARES Act, the initiative calls for existing SBA lenders to extend loans to small businesses to cover payroll, occupancy and operating expenses through the PPP. Furthermore, the PPP includes a 100% guarantee from the federal government for loans up to $10 million and principal forgiveness for borrowers if the funds are used primarily for retaining employees. Since the Company opened its PPP loan portal, it has accepted more than 40,000 applications and has obtained SBA approvals to fund in excess of $2.9 billion of loans across the U.S.

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

Our beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control, including:

•	factors described in our 2019 annual report on Form 10‑K, including those set forth under the captions “Risk Factors” and “Business”;

•	the severity and duration of the COVID-19 pandemic;

•	actions that may be taken by governmental authorities to contain the COVID-19 outbreak or treat its impact;

•	negative impacts of COVID-19 on the U.S. and global economy and the impacts of COVID-19 on our business, financial position or results of operations;

•	applicable regulatory changes;

•	risks associated with acquisitions, including the acquisition of Owens Realty Mortgage, Inc. (“ORM”) and Knight Capital LLC (“Knight Capital”);

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

Upon the occurrence of these or other factors, our business, financial condition, liquidity and consolidated results of operations may vary materially from those expressed in, or implied by, any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the potential impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of COVID-19 on our business, financial conditionand results of operations due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally, uncertainty regarding the effectiveness of federal, state and local governments’ efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the global economy, the U.S. economy and economic activity generally.

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

The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and accompanying Notes included in Item 1, "Financial Statements," of this quarterly report on Form 10-Q and with Items 6, 7, 8, and 9A of our annual report on Form 10-K. See "Forward-Looking Statements" in this quarterly report on Form 10-Q and in our annual report on Form 10-K and "Critical Accounting Policies and Use of Estimates" in our annual report on Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this quarterly report on Form 10-Q.

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

For additional information on our business, refer to Part I, Item 1, Business of our 2019 Annual Report on Form 10-K.

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

Changes in Market Interest Rates

We own and expect to acquire or originate fixed rate mortgages (“FRMs”), and ARMs, with maturities ranging from five to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in five to ten years. ARM loans generally have a fixed interest rate for a period of five, seven or ten years and then an adjustable interest rate equal to the sum of an index rate, such as the LIBOR, plus a margin, while FRM loans bear interest that is fixed for the term of the loan. As of March 31, 2020, approximately 59% of the loans in our portfolio were ARMs, and 41% were FRMs, based on UPB. We utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with our ARMs.

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

Current market conditions

      The recent outbreak of the COVID-19 pandemic around the globe continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The impact of the outbreak has been rapidly evolving, with several countries taking drastic measures to limit the spread of the virus by instituting quarantines or lockdowns and imposing travel restrictions. Such actions are creating significant disruptions to global supply chains and adversely impacting several industries, including but not limited to airlines, hospitality, retail, and the broader real estate industry.

      The major disruption caused by COVID-19 halted most economic activity in most of the United States resulting in a significant increase in unemployment claims and will likely result in a significant decline in the U.S. GDP. COVID-19 could have a continued and prolonged adverse impact on economic and market conditions and trigger a period of global economic slowdown which could have a material adverse effect on the Company’s results and financial condition.

      The full impact of COVID-19 on the real estate industry, the commercial real estate market, the small business lending market and the credit markets generally, and consequently on the Company’s financial condition and results of operations is uncertain and cannot be predicted at the current time as it depends on several factors beyond the control of the Company including, but not limited to, (i) the uncertainty around the severity and duration of the outbreak, (ii) the effectiveness of the United States public health response, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of governmental responses to the pandemic, including the PPP and other programs under the CARES Act, (v) the timing and speed of economic recovery, (vi) the availability of a treatment or vaccination for COVID-19, and (vii) the negative impact on our borrowers, real estate values and cost of capital.

Critical Accounting Policies and Use of Estimates

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” included within the Company's Annual Report on Form 10-K for the year ended December 31, 2019.  There have been no material changes to our Critical Accounting Policies described in our annual report on Form 10-K filed with the SEC on March 12, 2020, other than a supplement to the accounting policy for our current expected credit loss reserve that was adopted by the Company in the first quarter of 2020. Refer to Note 3 and 4 of our consolidated financial statements for further description of the accounting policy for our current expected credit loss reserve and our other significant accounting policies.

RESULTS OF OPERATIONS

Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared per share, core earnings, and net book value per share. As further described below, core earnings is a measure that is not prepared in accordance with GAAP. We use core earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations. See “—Non-GAAP Financial Measures” below for reconciliation to core earnings.

The following table sets forth certain information on our operating results:

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands, except share data)	2020	2019
Net Income	$(51,516)	$30,450
Earnings per common share - basic	$(0.98)	$0.90
Earnings per common share - diluted	$(0.98)	$0.90
Core Earnings	$1,225	$11,275
Core Earnings per common share - basic and diluted	$0.01	$0.34
Dividends declared per common share	$0.40	$0.40
Dividend yield(1)	22.2%	10.9%
Book value per common share	$14.55	$17.01
Adjusted net book value per common share(2)	$14.52	$16.65
(1) Based on the closing share price on March 31, 2020 and 2019, respectively.
(2) Excludes the equity component of our 2017 convertible note issuance.

   The following table sets forth certain information on our investment portfolio activity (based on fully committed amounts):

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Loan originations
SBC loan originations	$469,732	$291,965
SBA loan originations	45,547	44,113
Residential agency mortgage loan originations	691,309	344,400
Total loan originations	$1,206,588	$680,478
Total loan acquisitions	$51,494	$128,700
Total loan investment activity	$1,258,082	$809,178

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

Return Information

The following tables present certain information related to our SBC and SBA loan portfolio as of March 31, 2020 and per share information for the three months ended March 31, 2020, which includes core earnings per share or return information. Core earnings is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in our 2019 Annual report on Form 10-K.

READY CAPITAL SNAPSHOT ($ amounts in thousands, except per share data)

Investment Type	Average Carrying Value[1]		Gross Yield[2]	Average Debt Balance		Debt Cost [3]	Levered Yield
Loan Acquisitions	$	1,101,490	4.5%	$	861,219	3.7%	7.3%
SBC Originations	$	2,594,876	6.2%	$	1,960,563	4.2%	12.5%
SBA Originations, Acquisitions, & Servicing	$	243,372	16.1%	$	175,273	5.4%	43.7%
Total	**$**	**3,939,738**	**6.4%**	**$**	**2,997,055**	**4.1%**	**13.4%**

Book Equity Value Metrics		
Common Stockholders' equity	$	757,928
Common Stockholders' equity (adjusted)[5]	$	756,576
Total Common Shares outstanding		52,091,850
Net Book Value per Common Share	$	14.55
Adjusted Net Book Value per Common Share	$	14.52

Loan Portfolio Metrics [4]	
% Fixed vs Floating Rate	41.5% / 58.5%
% Originated vs Acquired	67.9% / 32.1%
Weighted Average LTV - SBC	64%
Weighted Average LTV - SBA	84%
Weighted Average LTV - Acquired	40%

Q1 2020 Earnings Data Metrics		
Net income (loss) | Core earnings	$ (51,516) |	$ 1,225
Earnings per share - Basic and diluted	$	(0.98)
Core Earnings per Common Share	$	0.01
Return on Equity per Common Share		-24.9%
Core Return on Equity per Common Share		0.6%
Dividend Yield		22.2%

Servicing Portfolio Metrics		
SBA servicing rights - UPB	$	583,614
SBA servicing rights- carrying value	$	17,536
Freddie Mac servicing rights - UPB	$	1,193,274
Freddie Mac servicing rights - carrying value	$	13,944
Residential servicing rights - UPB	$	8,326,668
Residential servicing rights - carrying value	$	78,631

READY CAPITAL

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
3) The Company finances the assets included in the Investment Type through securitizations, repurchase agreements, warehouse facilities and bank credit facilities. Interest expense is calculated based on interest expense and deferred financing amortization for the quarter ended 3/31/2020 on an annualized basis.
4) Excludes loans, held for sale, at fair value
5) Excludes the equity component of our 2017 convertible note issuance.

The following table provides a detailed breakdown of our calculation of return on equity and core return on equity for the three months ended March 31, 2020. Core return on equity is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in our 2019 Annual report on Form 10-K.

Return on Equity

Segment	Levered Yield (1)	Core Levered Yield (1)	Equity Allocation
Loan Acquisitions	7.3 %	7.9 %	23.9 %
SBC Originations	12.5 %	12.5 %	63.1 %
SBA Originations, Acquisitions, & Servicing	43.7 %	43.7 %	6.7 %
Residential Mortgage Banking (3)	-33.4 %	70.5 %	6.3 %

	GAAP ROE (2) Q1'20	GAAP ROE (2) Q4'19	Core ROE (2) Q1'20	Core ROE (2) Q4'19
	10.5 %	16.1 %	17.1 %	15.1 %
Corporate leverage, net of non-earning assets	(1.8)	0.2	(0.3)	(0.1)
Gross return on equity	**8.7 %**	**16.3 %**	**16.8 %**	**15.0 %**
Realized & unrealized gains, net	(7.9)	2.9	(7.8)	3.0
CECL earnings impact	(17.1)	-	-	-
Other income and expenses, net	(7.8)	(7.8)	(7.4)	(7.7)
Non-recurring gains, losses and expenses	(2.5)	(0.8)	-	-
Investment advisory fees	(1.2)	(1.4)	(1.2)	(1.4)
Provision for income taxes	2.9	1.7	0.2	2.0
Return on equity	**-24.9 %**	**10.9 %**	**0.6 %**	**10.9 %**

READY CAPITAL

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

Portfolio Metrics

SBC Originations

The following table includes certain portfolio metrics related to our SBC originations segment:

SBC Originations - Segment Snapshot

Portfolio Metrics (Balance Sheet)	Q1 2019	Q2 2019	Q3 2019	Q4 2019	Q1 2020
Number of loans	429	485	501	537	593
Unpaid Principal Balance [3]	$ 1,582	$ 1,829	$ 2,064	$ 2,298	$ 2,581
Carrying Value [3]	$ 1,589	$ 1,835	$ 2,070	$ 2,300	$ 2,580
Weighted Average LTV	63%	63%	65%	61%	64%
Weighted Average Coupon	6.2%	6.1%	5.8%	6.2%	5.4%
Weighted Average Maturity	5 years	5 years	5 years	5 years	5 years
Weighted Average Principal Balance [3]	$ 3.7	$ 3.7	$ 4.1	$ 4.3	$ 4.4
Percentage of loans fixed / floating	53% / 47%	55% / 45%	55% / 45%	53% / 47%	58% / 42%
Percentage of fixed, match funded [4]	87.3%	69.4%	68.3%	84.9%	80.9%
Percentage of loans 30+ days delinquent	2.7%	2.7%	1.4%	1.9%	2.6%

Current Quarter Highlights

- Originations of $469.7 million[1]
- 97% of portfolio is current as of 3/31/20

Gross Levered Yield

20.0%
15.0%
10.0%
5.0%
0.0%
1.9%
1.7%
2.8%
1.9%
2.0%
9.3%
9.6%
9.4%
10.1%
10.5%
Q1 '19
Q2 '19
Q3 '19
Q4 '19
Q1 '20
Gross Levered Yield (ex. Gains)(4)
Gains on Loans, held for sale(5)

READY CAPITAL

1) Represents fully committed amounts.
2) $ in millions, as of quarter end.
3) Represents fixed rate loans that have been securitized.
4) Includes interest income, accretion of discount, and servicing income net of interest expense and amortization of deferred financing costs.
5) Includes realized and unrealized gains (losses) on loans held for sale and MSR creation.

SBA Originations, Acquisitions, and Servicing

The following table includes certain portfolio metrics related to our SBA originations, acquisitions and servicing segment:

SBA Originations, Acquisitions, & Servicing - Segment Snapshot

Portfolio Metrics (Balance Sheet)	Q1 2019	Q2 2019	Q3 2019	Q4 2019[5]	Q1 2020[5]
Number of loans	1,876	1,902	1,875	1,880	1,813
Unpaid Principal Balance [2]	$ 262	$ 270	$ 278	$ 804	$ 701
Carrying Value [2]	$ 221	$ 230	$ 240	$ 770	$ 664
Weighted Average LTV	82%	87%	88%	83%	84%
Weighted Average Coupon	7.4%	7.4%	7.4%	6.9%	6.7%
Weighted Average Maturity	15 years	16 years	16 years	15 years	17 years
Weighted Average Principal Balance [2]	$ 0.1	$ 0.1	$ 0.1	$ 0.4	$ 0.4
Percentage of loans fixed / floating	1% / 99%	1% / 99%	1% / 99%	3% / 97%	1% / 99%
Percentage of loans 30+ days delinquent	9.1%	6.5%	6.0%	3.1%	5.3%

Current Quarter Highlights

- **$52.0 million of SBA secondary market loans sales, with an average sale premium of 9.6%**
- **Originations of $45.5 million[1]**

Gross Levered Yield

60.0%
50.0%
40.0%
30.0%
20.0%
10.0%
0.0%
Q1 '19: 15.0% / 11.1%
Q2 '19: 22.1% / 17.8%
Q3 '19: 22.2% / 16.7%
Q4 '19: 27.6% / 23.0%
Q1 '20: 25.1% / 18.6%
Gross Levered Yield (ex. Gains)(3)
Gains on Loans, held for sale(4)

1) Represents fully committed amounts.
2) $ in millions, as of quarter end.
3) Includes interest income, accretion of discount, and servicing income net of interest expense and amortization of deferred financing costs.
4) Includes realized and unrealized gains (losses) on loans held for sale and MSR creation.
5) Reflects an increase in balances as a result of the Q4 2019 securitization and effects of the guaranteed loan financing gross up.

READY CAPITAL

Acquired Portfolio

The following table includes certain portfolio metrics related to our acquisitions segment:

Loan Acquisitions - Segment Snapshot

Portfolio Metrics[1] (Balance Sheet)	Q1 2019	Q2 2019	Q3 2019	Q4 2019	Q1 2020
Number of loans	1,018	2,385	2,363	2,231	2,212
Unpaid Principal Balance [2]	$ 798	$ 1,075	$ 1,068	$ 1,048	$ 1,073
Carrying Value [2]	$ 770	$ 1,055	$ 1,056	$ 1,039	$ 1,066
Weighted Average LTV	53%	46%	42%	43%	40%
Weighted Average Coupon	6.7%	6.3%	6.3%	6.1%	6.1%
Weighted Average Maturity	7 years	10 years	10 years	9 years	9 years
Weighted Average Principal Balance [2]	$ 0.8	$ 0.5	$ 0.5	$ 0.5	$ 0.5
Percentage of loans fixed / floating	61% / 39%	48% / 52%	47% / 53%	45% / 55%	49% / 51%
Percentage of fixed, match funded [3]	51.6%	61.0%	44.6%	52.3%	43.3%
Percentage of loans performing / non-performing	95% / 5%	98% / 2%	98% / 2%	98% / 2%	98% / 2%

Current Quarter Highlights

- **Acquired $51.5 million of SBC loans**
- **98% of portfolio is current as of 3/31/20**

Gross Levered Yield

30.0%
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
8.4%
13.8%
3.2%
11.3%
1.6%
12.5%
0.5%
12.1%
7.3%
Q1 '19
Q2 '19
Q3 '19
Q4 '19
Q1 '20
Income on joint venture investments
Gross Levered Yield (ex. Gains)

1) Excludes joint venture investments.
2) $ in millions, as of quarter end.
3) Represents fixed rate loans that have been securitized.

READY CAPITAL.

Residential Mortgage Banking

The following table includes certain portfolio metrics related to our residential mortgage banking segment:

Residential Mortgage Banking – Segment Snapshot

	Portfolio Metrics (quarterly activity)	Q1 2019	Q2 2019	Q3 2019	Q4 2019	Q1 2020
Originations	Unpaid principal balance (1)	$ 344.4	$ 518.2	$ 656.8	$ 586.3	$ 691.3
	% of Originations - Purchased	74.3%	74.0%	60.5%	54.7%	51.2%
	% of Originations - Refinanced	25.7%	26.0%	39.5%	45.3%	48.8%
	Channel - % Correspondent	34.5%	36.4%	33.6%	37.9%	34.4%
	Channel - % Retail	47.2%	45.7%	50.9%	46.8%	50.3%
	Channel - % Wholesale	18.2%	17.9%	15.5%	15.3%	15.3%
Sales	Unpaid principal balance (1)	$ 326.5	$ 492.1	$ 631.9	$ 601.6	$ 643.9
	% of UPB - Fannie/ Freddie securitizations	68.4%	69.7%	69.7%	66.6%	72.4%
	% of UPB - Ginnie Mae securitizations	24.6%	22.4%	25.1%	26.8%	17.3%
	% of UPB - Other investors	7.0%	7.9%	5.2%	6.6%	10.3%

Current Quarter Highlights

- **MSR portfolio of approximately $8.3 billion in UPB, up 2% compared to Q4**
  - **Fair market value of $78.6 million**
- **Originations of $691.3 million(2)**
- **Loan sales of $643.9 million**
- **Origination pipeline of $601.3 million residential agency loans(2)**

MSR Portfolio (UPB in $ Billions)

$8.5
$8.3
$8.0
$7.8
$7.5
$7.3
$7.0
$7.6
$7.8
$8.0
$8.2
$8.3

Fair Value ($ mm)	Q1' 19	Q2' 19	Q3' 19	Q4' 19	Q1' 20
	$ 88.2	$ 85.7	$ 84.6	$ 91.2	$ 78.6

READY CAPITAL.

1) $ in millions. Represents activity during the quarter.

2) Represents fully committed amounts

Changes in Financial Condition

The following table compares our consolidated balance sheets as of March 31, 2020 and December 31, 2019 (amounts in thousands):

	March 31,	December 31,	$ Change	% Change
(In Thousands)	2020	2019	Q1'20 vs. Q4'19	Q1'20 vs. Q4'19
Assets
Cash and cash equivalents	$122,265	$67,928	$54,337	80.0%
Restricted cash	93,164	51,728	41,436	80.1
Loans, net (including $19,813 and $20,212 held at fair value)	1,969,052	1,727,984	241,068	14.0
Loans, held for sale, at fair value	306,328	188,077	118,251	62.9
Mortgage backed securities, at fair value	78,540	92,466	(13,926)	(15.1)
Loans eligible for repurchase from Ginnie Mae	77,605	77,953	(348)	(0.4)
Investment in unconsolidated joint ventures	53,379	58,850	(5,471)	(9.3)
Purchased future receivables, net	49,150	43,265	5,885	13.6
Derivative instruments	17,756	2,814	14,942	531.0
Servicing rights (including $78,631 and $91,174 held at fair value)	110,111	121,969	(11,858)	(9.7)
Real estate, held for sale	48,292	58,573	(10,281)	(17.6)
Other assets	114,891	106,925	7,966	7.5
Assets of consolidated VIEs	2,229,517	2,378,486	(148,969)	(6.3)
Total Assets	$5,270,050	$4,977,018	$293,032	5.9%
Liabilities
Secured borrowings	$1,698,937	$1,189,392	$509,545	42.8%
Securitized debt obligations of consolidated VIEs, net	1,692,074	1,815,154	(123,080)	(6.8)
Convertible notes, net	111,310	111,040	270	0.2
Senior secured notes, net	179,387	179,289	98	0.1
Corporate debt, net	150,074	149,986	88	0.1
Guaranteed loan financing	457,032	485,461	(28,429)	(5.9)
Liabilities for loans eligible for repurchase from Ginnie Mae	77,605	77,953	(348)	(0.4)
Derivative instruments	16,585	5,250	11,335	215.9
Dividends payable	21,747	21,302	445	2.1
Accounts payable and other accrued liabilities	89,740	97,407	(7,667)	(7.9)
Total Liabilities	$4,494,491	$4,132,234	$362,257	8.8%
Stockholders’ Equity
Common stock	$5	$5	$—	0.0%
Additional paid-in capital	837,064	822,837	14,227	1.7
Retained earnings (deficit)	(69,605)	8,746	(78,351)	(895.8)
Accumulated other comprehensive (loss)	(9,536)	(6,176)	(3,360)	54.4
Total Ready Capital Corporation equity	757,928	825,412	(67,484)	(8.2)%
Non-controlling interests	17,631	19,372	(1,741)	(9.0)
Total Stockholders’ Equity	$775,559	$844,784	$(69,225)	(8.2)%
Total Liabilities and Stockholders’ Equity	$5,270,050	$4,977,018	$293,032	5.9%

Comparison of balances at March 31, 2020 to December 31, 2019

Assets

Cash and cash equivalents increased $54.3 million, primarily due to the focus on the preservation of liquidity, reduction in loan origination volumes and curtailment of loan acquisitions in March 2020.

Loans, net increased by $241.1 million as a result of new loan originations and acquisitions during January and February of 2020.

Loans, held for sale, at fair value, increased by $118.3 million as a result of an increase in loan originations in our residential agency mortgage segment.

MBS decreased by $13.9 million as a result of credit spread widening during the quarter and reduction in MBS prices.

Derivatives assets increased by $14.9 million as a result of an increase in interest rate lock commitments in our residential agency mortgage segment.

Servicing rights decreased by $11.9 million as a result of a decrease in interest rates during the quarter, resulting in a fair value markdown in the residential MSRs carried at fair value.

Real estate acquired in settlement of loans, held for sale decreased $10.3 million as a result of sales of real estate acquired as part of the ORM merger and REO impairment charges during the quarter.

Assets in consolidated VIEs decreased by $149.0 million due to pay-downs on existing loans within securitizations. No assets were securitized during the first quarter of 2020.

Liabilities

Secured borrowings associated with our repurchase agreements and credit facilities increased by $509.5 million due to an increased need of shorter-term financings on acquired and originated loans, resulting in increased leverage, particularly on acquired transitional loans. In addition, no assets were securitized during the first quarter of 2020 resulting in an increase in recourse leverage.

Securitized debt obligations of consolidated VIEs, net decreased by $123.1 million, as a result of pay-downs on issued securitized debt.

Guaranteed loan financing decreased by $28.4 million, as a result of pay-downs on guaranteed SBA 7(a) loans.

Equity

Total equity attributable to our company decreased by $67.5 million, primarily the result of net losses, attributable to loan and REO impairment, unrealized losses on MBS,  dividends declared, and losses on cash flow hedges.

Selected Balance Sheet Information by Business Segment and Corporate - Other

The following table presents certain selected balance sheet information by each of our four business segments, with the remaining amounts reflected in Corporate –Other, as of March 31, 2020:

(in thousands)	Acquisitions	SBC Originations	SBA Originations, Acquisitions and Servicing	Residential Mortgage Banking	Total
Assets
Loans, net (1)(2)	$1,062,170	$2,495,645	$660,269	$4,113	$4,222,197
Loans, held for sale, at fair value	4,528	79,524	12,324	213,969	310,345
Mortgage backed securities, at fair value	25,350	53,190	-	-	78,540
Servicing rights	-	13,944	17,536	78,631	110,111
Investment in unconsolidated joint ventures	53,379	-	-	-	53,379
Purchased future receivables, net	49,150	-	-	-	49,150
Real estate, held for sale	48,292	-	-	-	48,292

Liabilities
Secured borrowings	$312,022	$694,037	$13,294	$170,039	$1,189,392
Securitized debt obligations of consolidated VIEs	372,110	1,202,088	117,876	-	1,692,074
Guaranteed loan financing	-	-	457,032	-	457,032
Senior secured notes, net	42,516	129,826	7,045	-	179,387
Corporate debt, net	74,897	75,177	-	-	150,074
Convertible notes, net	54,854	50,858	5,598	-	111,310
(1) Includes loan assets of consolidated VIEs (2) Excludes allowance for loan losses.

Results of Operations

The following table compares our summarized results of operations for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	Three Months Ended March 31,		$ Change
	2020	2019	2020 vs. 2019
Interest income
Loan acquisitions	$16,494	$10,674	$5,820
SBC originations	39,269	28,188	11,081
SBA originations, acquisitions and servicing	12,471	9,109	3,362
Residential mortgage banking	1,317	782	535
Total interest income	$69,551	$48,753	$20,798
Interest expense
Loan acquisitions	$(11,205)	$(7,705)	$(3,500)
SBC originations	(25,627)	(20,666)	(4,961)
SBA originations, acquisitions and servicing	(8,513)	(6,490)	(2,023)
Residential mortgage banking	(1,585)	(914)	(671)
Total interest expense	$(46,930)	$(35,775)	$(11,155)
Net interest income before provision for loan losses	$22,621	$12,978	$9,643
Loan acquisitions	$(5,722)	$(133)	$(5,589)
SBC originations	(29,828)	41	(29,869)
SBA originations, acquisitions and servicing	(4,254)	(426)	(3,828)
Residential mortgage banking	-	-	-
Provision for loan losses	$(39,804)	$(518)	(39,286)
Net interest income after provision for loan losses	$(17,183)	$12,460	$(29,643)
Non-interest income
Loan acquisitions	$(7,525)	$2,930	$(10,455)
SBC originations	(1,027)	5,572	(6,599)
SBA originations, acquisitions and servicing	4,549	4,245	304
Residential mortgage banking	26,427	12,776	13,651
Corporate - other	99	30,743	(30,644)
Total non-interest income	$22,523	$56,266	$(33,743)
Non-interest expense
Loan acquisitions	$(10,803)	$(1,478)	$(9,325)
SBC originations	(8,085)	(5,893)	(2,192)
SBA originations, acquisitions and servicing	(6,093)	(4,862)	(1,231)
Residential mortgage banking	(33,200)	(17,820)	(15,380)
Corporate - other	(6,612)	(11,226)	4,614
Total non-interest expense	$(64,793)	$(41,279)	$(23,514)
Net income (loss) before provision for income taxes
Loan acquisitions	$(18,761)	$4,288	$(23,049)
SBC originations	(25,298)	7,242	(32,540)
SBA originations, acquisitions and servicing	(1,840)	1,576	(3,416)
Residential mortgage banking	(7,041)	(5,176)	(1,865)
Corporate - other	(6,513)	19,517	(26,030)
Total net income (loss) before provision for income taxes	$(59,453)	$27,447	$(86,900)

Results of Operations – Supplemental Information

Realized and unrealized gains (losses) on financial instruments are recorded in the consolidated statements of income and classified based on the nature of the underlying asset or liability.

The following table presents the components of realized and unrealized gains (losses) on financial instruments:

	Three Months Ended March 31,
(In Thousands)	2020	2019
Realized gains (losses) on financial instruments
Realized gains on loans - Freddie Mac	$1,146	$1,096
Creation of mortgage servicing rights - Freddie Mac	1,449	1,267
Realized gains on loans - SBA	3,274	2,821
Creation of mortgage servicing rights - SBA	961	933
Realized gain (loss) on derivatives, at fair value	(384)	772
Realized gain (loss) on mortgage backed securities, at fair value	1,210	786
Net realized gains (losses) - all other	(484)	(393)
Net realized gain on financial instruments	$7,172	$7,282
Unrealized gains (losses) on financial instruments
Unrealized gain (loss) on loans - Freddie Mac	$536	$(261)
Unrealized gain (loss) on loans - SBA	(1,081)	(575)
Unrealized gain (loss) on residential mortgage servicing rights, at fair value	(16,437)	(7,128)
Unrealized gain (loss) on derivatives, at fair value	(4,181)	(742)
Unrealized gain (loss) on mortgage backed securities, at fair value	(11,859)	1,796
Net unrealized gains (losses) - all other	(412)	(2)
Net unrealized gain (loss) on financial instruments	$(33,434)	$(6,912)

Acquisition Segment Results

	Three Months Ended March 31,
(In Thousands)	2020	2019	$ Change
Interest income	$16,494	$10,674	$5,820
Interest expense	(11,205)	(7,705)	(3,500)
Net interest income before provision for loan losses	$5,289	$2,969	$2,320
Provision for loan losses	(5,722)	(133)	(5,589)
Net interest income after provision for loan losses	$(433)	$2,836	$(3,269)
Non-interest income	(7,525)	2,930	(10,455)
Non-interest expense	(10,803)	(1,478)	(9,325)
Total non-interest income (expense)	$(18,328)	$1,452	$(19,780)
Net income (loss) before provision for income taxes	$(18,761)	$4,288	$(23,049)

Interest income

Interest income of $16.5 million for the quarter ended March 31, 2020 in our loan acquisitions segment represented an increase of $5.8 million from the prior year quarter, primarily driven by the re-investment of capital into acquired loans throughout the second half of 2019. As of March 31, 2020, the carrying value of the acquired loan portfolio was $1.1 billion, compared to $770.0 million as of March 31, 2019.

Interest expense

Interest expense of $11.2 million for the quarter ended March 31, 2020 in our loan acquisitions segment represented an increase of $3.5 million from the prior year quarter, reflecting an increase in borrowing needs, as a result of deploying capital back into the acquired loan business and a higher average carrying value of the acquired loan portfolio.

Provision for loan losses

Provision for loan losses of $5.7 million for the quarter ended March 31, 2020 in our loan acquisitions segment represented an increase of $5.6 million from the prior year quarter. The increase in the provision for loan losses during the three months ended March 31, 2020 of $5.6 million compared to the January 1, 2020 cumulative-effect adjustment upon the adoption of ASU 2016-13 of $1.6 million is primarily attributed to the significant adverse change in the economic outlook due to the COVID-19 pandemic.

Non-interest income (loss)

Non-interest loss of $7.5 million for the quarter ended March 31, 2020 in our loan acquisitions segment represented a decrease of $10.5 million from the prior year quarter, primarily driven by a decrease in income generated on our unconsolidated joint ventures of $6.5 million and an increase in unrealized losses on derivatives of $3.1 million.

Non-interest expense

Non-interest expense of $10.8 million for the quarter ended March 31, 2020 in our loan acquisitions segment represented an increase of $9.3 million from the prior year quarter ended March 31, 2019, primarily reflecting REO impairment of $3.0 million, an increase in general operating expenses of $2.8 million and an increase in loan servicing expense of $0.5 million.

SBC Originations Segment Results

	Three Months Ended March 31,
(In Thousands)	2020	2019	$ Change
Interest income	$39,269	$28,188	$11,081
Interest expense	(25,627)	(20,666)	(4,961)
Net interest income before provision for loan losses	$13,642	$7,522	$6,120
Recoveries of (provision for) loan losses	(29,828)	41	(29,869)
Net interest income after provision for loan losses	$(16,186)	$7,563	$(23,749)
Non-interest income (loss)	(1,027)	5,572	(6,599)
Non-interest expense	(8,085)	(5,893)	(2,192)
Total non-interest income (expense)	$(9,112)	$(321)	$(8,791)
Net income (loss) before provision for income taxes	$(25,298)	$7,242	$(32,540)

Interest income

Interest income of $39.3 million for the quarter ended March 31, 2020 SBC originations segment represented an increase of $11.1 million from the prior year quarter primarily reflecting an increase in SBC loan originations, resulting in higher average loan balances. Originated transitional loans contributed $22.2 million in interest income during the quarter ended March 31, 2020, representing a $8.0 million increase from the quarter ended March 31, 2019. Originated SBC loans contributed $16.0 million in interest income during the quarter ended March 31, 2020, representing a $3.7 million increase from the quarter ended March 31, 2019.

Interest expense

Interest expense of $25.6 million in our SBC originations segment represented an increase of $5.0 million from the prior year quarter ended March 31, 2019, primarily reflecting an increase in borrowing activities under our shorter-term secured borrowings and securitized debt obligations.

Provision for loan losses

Provision for loan losses of $29.8 million for the quarter ended March 31, 2020 in our SBC originations segment.The increase in the provision for loan losses during the three months ended March 31, 2020 of $29.9 million compared to the January 1, 2020 cumulative-effect adjustment upon adoption of ASU 2016-13 of $4.3 million is primarily attributed to the significant adverse change in the economic outlook due to the COVID-19 pandemic.

Non-interest income (loss)

Non-interest income (loss) of $1.0 million for the quarter ended March 31, 2020 in our SBC originations segment represented a decrease of $6.6 million from the prior quarter ended March 31, 2019 primarily reflecting a reduction in realized and unrealized gains on derivatives.

Non-interest expense

Non-interest expense of $8.1 million for the quarter ended March 31, 2020 in our SBC originations segment represented an increase of $2.2 million from the prior year quarter ended March 31, 2019, primarily reflecting an increase in general operating expenses of $1.4 million, an increase in employee compensation expense of $0.4 million, and an increase in servicing expense of $0.4 million.

SBA Originations, Acquisitions and Servicing Segment Results

	Three Months Ended March 31,
(In Thousands)	2020	2019	$ Change
Interest income	$12,471	$9,109	$3,362
Interest expense	(8,513)	(6,490)	(2,023)
Net interest income before provision for loan losses	$3,958	$2,619	$1,339
Provision for loan losses	(4,254)	(426)	(3,828)
Net interest income after provision for loan losses	$(296)	$2,193	$(2,489)
Non-interest income	4,549	4,245	304
Non-interest expense	(6,093)	(4,862)	(1,231)
Total non-interest income (expense)	$(1,544)	$(617)	$(927)
Net income (loss) before provision for income taxes	$(1,840)	$1,576	$(3,416)

Interest income

Interest income of $12.5 million for the quarter ended March 31, 2020 in our SBA originations, acquisitions, and servicing segment represented an increase of $3.4 million from the prior year quarter ended March 31, 2019,  due to an increase in loan origination activities during 2019.

Interest expense

Interest expense of $8.5 million for the quarter ended March 31, 2020 in our SBA originations, acquisitions, and servicing segment represented an increase of  $2.0 million from the prior year quarter ended March 31, 2019 primarily reflecting an increase in borrowing activities under secured short-term borrowings due to the need to finance a greater number of loan originations during 2019.

Provision for loan losses

Provision for loan losses of $4.3 million for the quarter ended March 31, 2020 in our SBA originations, acquisitions, and servicing segment. The increase in the provision for loan losses during the three months ended March 31, 2020 of $3.8 million compared to the January 1, 2020 cumulative-effect adjustment upon adoption of ASU 2016-13 of $4.9 million is primarily attributed to the significant adverse change in the economic outlook due to the COVID-19 pandemic.

Non-interest income

Non-interest income of $4.5 million for the quarter ended March 31, 2020 in our SBA originations, acquisitions, and servicing segment represented an increase of $0.3 million from the prior year quarter ended March 31, 2019 primarily reflecting an increase in realized gains on sales of SBA loans.

Non-interest expense

Non-interest expense of $6.1 million for the quarter ended March 31, 2020 in our SBA originations, acquisitions, and servicing segment represented an increase of $1.2 million compared to the prior year quarter ended March 31, 2019,  reflecting an increase in loan servicing expense of $0.4 million and an increase in other operating expenses of $0.5 million.

Residential Mortgage Banking Segment Results

	Three Months Ended March 31,
(In Thousands)	2020	2019	$ Change
Interest income	$1,317	$782	$535
Interest expense	(1,585)	(914)	(671)
Net interest income before provision for loan losses	$(268)	$(132)	$(136)
Provision for loan losses	-	-	-
Net interest income after provision for loan losses	$(268)	$(132)	$(136)
Non-interest income	26,427	12,776	13,651
Non-interest expense	(33,200)	(17,820)	(15,380)
Total non-interest income (expense)	$(6,773)	$(5,044)	$(1,729)
Net income (loss) before provision for income taxes	$(7,041)	$(5,176)	$(1,865)

Interest income

Interest income of $1.3 million in our residential mortgage banking segment for the quarter ended March 31, 2020 represented an increase of $0.5 million from the prior year quarter ended March 31, 2019, reflecting an increase in overall loan originations, resulting in an increase in balance sheet carrying values of loans during the quarter ended March 31, 2020.

Interest expense

Interest expense of $1.6 million in our residential mortgage banking segment for the quarter ended March 31, 2020 represented an increase of $0.7 million from the prior year quarter ended March 31, 2019, primarily reflecting borrowing costs on a greater number of originated loans.

Non-interest income

Non-interest income of $26.4 million in our residential mortgage banking segment for the quarter ended March 31, 2020 represented an increase of $13.7 million from the prior year quarter ended March 31, 2019 primarily reflecting an increase in revenue on residential mortgage banking activities of $22.1 million as a result of an increase in loan originations in the current year. This was offset by unrealized losses on residential MSRs of $16.4 million during the quarter ended March 31, 2020 compared to $7.1 million of unrealized losses during the quarter ended March 31, 2019.

Non-interest expense

Non-interest expense of $33.2 million in our residential mortgage banking segment for the quarter ended March 31, 2020 represented an increase of $15.4 million from the prior year quarter ended March 31, 2019, primarily reflecting an increase in variable expenses on residential mortgage banking activities of $11.0 million and an increase in employee compensation of $4.1 million.

Corporate- Other

Non-interest income

Non-interest income of $30.7 million in our Corporate – Other segment for the quarter ended March 31, 2019 represented a bargain purchase gain associated with the ORM merger.

Non-interest expense

Non-interest expense of $6.6 million for the quarter ended March 31, 2020 decreased $4.6 million from the prior year quarter ended March 31, 2019 as a result of a reduction in non-allocated expenses.

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

The following table presents our summarized consolidated results of operations and reconciliation to core earnings for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019	Change
Net Income	$(51,516)	$30,450	$(81,966)
Reconciling items:
Unrealized (gain) loss on mortgage servicing rights	16,437	7,128	9,309
Impact of the adoption of ASU 2016-13 on accrual loans	35,438	-	35,438
Non-recurring REO impairment	2,969	-	2,969
Merger transaction costs and other non-recurring expenses	1,255	6,193	(4,938)
Bargain purchase gain	-	(30,728)	30,728
Unrealized loss on mortgage-backed securities	230	14	216
Unrealized loss on de-designated cash flow hedges	2,118	-	2,118
Total reconciling items	$58,447	$(17,393)	$75,840
Income tax adjustments	(5,706)	(1,782)	(3,924)
Core earnings	$1,225	$11,275	$(10,050)
Core Earnings per common share - basic and diluted	$0.01	$0.34	$(0.33)

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Consolidated net income decreased by $82.0 million, from $30.5 million during the three months ended March 31, 2019 to a net loss of $51.5 million during the three months ended March 31, 2020. Core earnings decreased by $10.1 million, from $11.3 million during the three months ended March 31, 2019 to $1.2 million during the three months ended March 31, 2020.

The decrease in consolidated net income was the result the result of a number of factors, including a $35.4 million reduction due to the adoption of CECL during the three months ended March 31, 2020. In addition, unrealized losses on MSRs of $16.4 million and $3.0 million of non-recurring REO impairment experienced in the first quarter of 2020. In addition, we experienced a bargain purchase gain of $30.7 million, offset by merger related expenses of $5.5 million, as a result of the ORM merger transaction in the first quarter of 2019.

Core earnings decreased by $6.7 million as a result of unrealized losses on MBS of $11.9 million and unrealized losses of $3.5 million on our joint venture investments. This was offset by an increase in net interest income as a result of the growth of the loan acquisitions and originations platforms, and revenue growth in our residential mortgage banking segment.

Incentive distribution payable to our Manager

Under the partnership agreement of our operating partnership, our Manager, the holder of the Class A special unit in our operating partnership, is entitled to receive an incentive distribution, distributed quarterly in arrears in an amount not less than zero equal to the difference between (i) the product of (A) 15% and (B) the difference between (x) core earnings (as described below) of our operating partnership, on a rolling four-quarter basis and before the incentive distribution for the current quarter, and (y) the product of (1) the weighted average of the issue price per share of common stock or operating partnership unit (“OP unit”) (without double counting) in all of our offerings multiplied by the weighted average number of shares of common stock outstanding (including any restricted shares of common stock and any other shares of common stock underlying awards granted under our 2012 equity incentive plan) and OP units (without double counting) in such quarter and (2) 8%, and (ii) the sum of any incentive distribution paid to our Manager with respect to the first three quarters of such previous four quarters; provided, however, that no incentive distribution is payable with respect to any calendar quarter unless cumulative core earnings is greater than zero for the most recently completed 12 calendar quarters, or the number of completed calendar quarters since the closing date of the merger with ZAIS Financial Corp. (“ZAIS Financial merger”), whichever is less.

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

      We are continuing to monitor the COVID-19 pandemic and its impact on us, the borrowers underlying our real estate-related assets, the tenants in the properties we own, our financing sources, and the economy as a whole. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and liquidity remains uncertain and difficult to predict. Further discussion of the potential impacts on us from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Cash flow activity

The following table provides a summary of the net change in our cash and cash equivalents and restricted cash:

	Three months ended March 31,
(in thousands)	2020	2019
Cash flows provided by (used in) operating activities	$(100,012)	$1,056
Cash flows provided by (used in) investing activities	$(144,468)	$(170,435)
Cash flows provided by (used in) financing activities	$340,487	$195,281

Net increase in cash and cash equivalents and restricted cash	$96,007	$25,902

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

Cash, cash equivalents, and restricted cash increased by $96.0 million during the current quarter ended March 31, 2020, reflecting:

•	Net cash used in operating activities of $100.0 million for the current quarter related primarily to:
-	Cash inflows from proceeds on sales and pay-downs on loans, held-for-sale, at fair value of $793.4 million, offset by cash outflows on originations of new loans of $881.5 million.

•	Net cash used in investing activities of $144.5 million for the current quarter related primarily to:
-

Cash outflows of $380.6 million relating to originations and purchases of loans, held at fair value and held-for-investment loans, offset by cash inflows relating to repayments of loans, held at fair value and held-for-investment of $222.9 million,  sales and repayments of MBS of $5.0 million, and sales of real estate $7.9 million.

•	Net cash provided by financing activities of $340.5 million for the current quarter related primarily to:
-	Net proceeds from secured borrowings of $510.2 million, offset by net repayments of securitized debt of $125.5 million and repayments of guaranteed loan financing of $34.7 million.

Cash and cash equivalents increased by $25.9 million during the quarter ended March 31, 2019, reflecting:

•	Net cash provided by operating activities of $1.1 million for the current quarter related primarily to:
-	Cash inflows from proceeds on sales and pay-downs on loans, held-for-sale, at fair value of $458.5 million, offset by cash outflows on originations and purchases of new loans of $445.5 million.

•	Net cash used in investing activities of $170.4 million for the current quarter related primarily to:
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

Collateralized borrowings under repurchase agreements

The following table presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase agreements during the quarter and the highest balance of any month end during the quarter (dollars in thousands):

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q2 2017	$520,169	$576,560	$520,169
Q3 2017	320,371	420,270	433,183
Q4 2017	382,612	351,492	382,612
Q1 2018	446,663	414,638	446,663
Q2 2018	443,263	444,963	447,751
Q3 2018	610,251	526,757	610,251
Q4 2018	635,233	622,742	635,233
Q1 2019	597,963	604,107	635,233
Q2 2019	612,383	605,173	612,383
Q3 2019	876,163	744,273	876,163
Q4 2019	809,189	842,676	876,163
Q1 2020	1,159,357	984,273	1,159,357

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

The net increase in the outstanding balances during 2019 was primarily due to the increased loan origination and acquisition activity, which resulted in a greater need to finance these assets, which was accomplished using borrowings under repurchase agreements. These balances were partially paid down during the fourth quarter of 2019 using proceeds received from our securitization activities and equity issuances. During the three months ended March 31, 2020, we did not securitize any assets, resulting in an increase in recourse borrowings.

Debt facilities

     We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by loans and investments. The following is a summary of our debt facilities:

							Carrying Value at
Lender	Asset Class	Current Maturity	Pricing	Facility Size		Pledged Assets Carrying Value	March 31, 2020	December 31, 2019
JPMorgan	Acquired loans, SBA loans	August 2020	1M L + 2.00 to 2.50%	$250,000		$104,668	$82,204	$88,972
Keybank	Freddie Mac loans	February 2021	1M L + 1.30%	100,000		79,524	78,726	21,513
East West Bank	SBA loans	July 2020	Prime - 0.821 to + 0.29%	50,000		39,285	30,911	13,294
Credit Suisse	Acquired loans (non USD)	December 2021	Euribor + 2.50%	224,500	(a)	51,274	37,030	37,646
FCB	Acquired loans	June 2021	2.75%	1,218		1,737	1,218	1,354
Comerica Bank	Residential loans	March 2021	1M L + 1.75%	100,000		82,991	77,926	56,822
TBK Bank	Residential loans	July 2020	Variable Pricing	150,000		78,585	76,358	52,151
Origin Bank	Residential loans	May 2020	Variable Pricing	50,000		17,885	16,143	15,343
Associated Bank	Residential loans	November 2020	1M L + 1.50%	40,000		36,697	34,228	5,823
East West Bank	Residential MSRs	September 2023	1M L + 2.50%	50,000		53,044	49,200	39,900
Credit Suisse	Purchased future receivables	June 2021	1M L + 4.50%	50,000		49,150	43,250	34,900
Rabobank	Real estate	January 2021	4.22%	14,500		18,953	12,386	12,485
Total borrowings under credit facilities (b)				$1,080,218		$613,793	$539,580	$380,203
Citibank	Fixed rate, Transitional, Acquired loans	August 2020	1M L + 1.875 to 2.125%	$500,000		$305,046	$246,417	$124,718
Deutsche Bank	Fixed rate, Transitional loans	November 2021	3M L + 2.00 to 2.40%	425,000		472,064	331,181	141,356
JPMorgan	Transitional loans	December 2020	1M L + 2.25 to 4.00%	400,000		423,990	297,342	250,466
JPMorgan	MBS	September 2020	2.87 to 4.52%	90,507		122,070	90,507	93,715
Deutsche Bank	MBS	January 2021	3.14 to 3.81%	47,612		52,173	47,612	44,730
Citibank	MBS	April 2020	2.89 to 4.01%	55,275		76,566	55,275	56,189
Bank of America	MBS	April 2020	1.31 to 1.61%	34,886		33,968	34,886	38,954
RBC	MBS	August 2020	3.03 to 3.71%	56,137		63,200	56,137	59,061
Total borrowings under repurchase agreements (c)				$1,609,417		$1,549,077	$1,159,357	$809,189
Total secured borrowings				$2,689,635		$2,162,870	$1,698,937	$1,189,392

(a) The current facility size is €200.0 million, but has been converted into USD for purposes of this disclosure.

(b) The weighted average interest rate of borrowings under credit facilities was 2.9% and 4.0% as of March 31, 2020 and December 31, 2019, respectively.

(c) The weighted average interest rate of borrowings under repurchase agreements was 3.4% and 4.2% as of March 31, 2020 and December 31, 2019, respectively.

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

As of March 31, 2020, we had $297.3 million outstanding under the JPM Loan Repurchase Facility. The JPM Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is LIBOR plus a spread, which is determined by the lender on an asset-by-asset basis. The JPM Loan Repurchase Facility is committed through December 10, 2020, and ReadyCap Warehouse Financing’s and Sutherland Warehouse Trust’s obligations are fully guaranteed by us.

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

JPMorgan loan repurchase facility

Our subsidiaries, ReadyCap Warehouse Financing, LLC (“ReadyCap Warehouse Financing”), Sutherland Warehouse Trust, LLC (“Sutherland Warehouse Trust”) entered into a master repurchase agreement in December 2015, pursuant to which ReadyCap Warehouse Financing, Sutherland Warehouse Trust and Ready Capital Mortgage Depositor, LLC (which joined as a seller in October 2019), may sell, and later repurchase, mortgage loans in an aggregate principal amount of up to $400 million. Our subsidiaries renewed their master repurchase agreement with JPMorgan in February 2020 (the “JPM Loan Repurchase Facility”).

As of March 31, 2020, we had $297.3 million outstanding under the JPM Loan Repurchase Facility. The JPM Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is LIBOR plus a spread, which is determined by the lender on an asset-by-asset basis. The JPM Loan Repurchase Facility is committed through December 10, 2020, and up to 25% of the then-current unpaid obligations of ReadyCap Warehouse Financing, Sutherland Warehouse Trust and Ready Capital Mortgage Depositor are guaranteed by us.

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

As of March 31, 2020, we had $246.4 million outstanding under the Citi Loan Repurchase Facility. The Citi Loan Repurchase Facility is used to finance SBC loans, and the interest rate is one month LIBOR plus a spread, depending on asset characteristics. The Citi Loan Repurchase Facility is committed for a period of 364 days, and up to 25% of the then-current unpaid obligations of Waterfall Commercial Depositor, Sutherland Asset I, and ReadyCap Commercial, LLC are guaranteed by us.

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

Securities repurchase agreements

As of March 31, 2020, we had $284.4 million of secured borrowings related to SBC ABS and pledged Trust Certificates with five counterparties (lenders).

General statements regarding loan and securities repurchase facilities

At March 31, 2020, we had $1.2 billion in fair value of Trust Certificates and loans pledged against our borrowings under the Loan Repurchase Facilities and $271.9 million in fair value of SBC ABS and short term investments pledged against our securities repurchase agreement borrowings.

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

JPMorgan credit facility

We renewed our master loan and security agreement with JPMorgan in June 2018 providing for a credit facility of up to $250 million. As of March 31, 2020, we had $82.2 million outstanding under this credit facility. The credit facility is structured as a secured loan facility in which ReadyCap Lending and Sutherland 2016‑1 JPM Grantor Trust act as borrowers. Under this facility, ReadyCap and Sutherland 2016-1 JPM Grantor Trust pledge loans guaranteed by the SBA under the SBA Section 7(a) Loan Program, SBA 504 loans and other loans which were part of the CIT loan acquisition. We act as a guarantor under this facility. The agreement contains financial maintenance covenants, which include (i) total stockholders’ equity must not be permitted to be less than the sum of (a) 60% of total stockholders’ equity as of the closing date of the facility plus (b) 50% of the net proceeds of any equity issuance after the closing date (ii) maximum leverage of 3:1 and (iii) liquidity equal to at least the lesser of (a) 4% of the sum of (without duplication) (1) any outstanding indebtedness plus (2) amounts due under the repurchase agreement and (b) $25,000,000. The amended terms have an interest rate based on loan type ranging from one month LIBOR (reset daily), plus a spread. The term of the facility is one year, with an option to extend for an additional year.

At March 31, 2020, we had a leverage ratio of 2.8x on a recourse debt-to-equity basis.

We maintain certain assets, which, from time to time, may include cash, unpledged SBC loans, SBC ABS and short term investments (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by our counterparties, or collectively, the “Cushion”, to meet routine margin calls and protect against unforeseen reductions in our borrowing capabilities. Our ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of our investments, our cash position and margin requirements. Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs. At March 31, 2020, we were in compliance with all debt covenants.

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

Other credit facilities

GMFS funds its origination platform through warehouse lines of credit with five counterparties with total borrowings outstanding of $253.9 million at March 31, 2020. GMFS utilizes committed warehouse lines of credit agreements ranging from $40.0 million to $150.0 million, with expiration dates between May 2020 and September 2023. The lines of credit are collateralized by the underlying mortgages, related documents, and instruments, and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved. These agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. We were in compliance with all significant debt covenants as of March 31, 2020.

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

As of March 31, 2020, we were in compliance with all covenants with respect to the Convertible notes.

Corporate debt

On April 27, 2018, we completed the public offer and sale of $50.0 million aggregate principal amount of its 6.50% Senior Notes due 2021 ( the “2021 Notes”). We issued the 2021 Notes under a base indenture, dated August 9, 2017, as supplemented by the second supplemental indenture, dated as of April 27, 2018, between us and U.S. Bank National Association, as trustee. The 2021 Notes bear interest at a rate of 6.50% per annum, payable quarterly in arrears on

January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018. The 2021 Notes will mature on April 30, 2021, unless earlier redeemed or repurchased.

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

As of March 31, 2020, we were in compliance with all covenants with respect to the corporate debt.

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

As of March 31, 2020, we were in compliance with all covenants with respect to the Senior Secured Notes.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Other than the items referenced above, there have been no material changes to our contractual obligations for the three months ended March 31, 2020.  See Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations" in the Company's annual report on Form 10-K for further details.

As of the date of this quarterly report on Form 10-Q, we had no off-balance sheet arrangements, other than as disclosed.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made, based upon information available to us at that time. The following discussion describes the critical accounting estimates that apply to our operations and require complex management judgment. This summary should be read in conjunction with a more complete discussion of our accounting policies and use of estimates included in “Notes to Consolidated Financial Statements, Note 3 – Summary of Significant Accounting Policies” included in Item 8, “Financial Statements and Supplementary Data,” in our 2019 annual report on Form 10-K.

Loan impairment and allowance for loan losses

     The allowance for loan losses is intended to provide for credit losses inherent in the loans, held-for-investment portfolio and is reviewed quarterly for adequacy considering credit quality indicators, including probable and historical losses, collateral values, loan-to-value (“LTV”) ratio and economic conditions.  The allowance for loan losses is increased through provisions for loan losses charged to earnings and reduced by charge-offs, net of recoveries.

     On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments-Credit Losses, and subsequent amendments (“ASU 2016-13”), which replaces the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss ("CECL") model. CECL amends the previous credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost. The allowance for loan losses required under ASU 2016-13 is deducted from the respective loans’ amortized cost basis on our unaudited consolidated balance sheets. The guidance also requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption.

    In connection with the Company’s adoption of ASU 2016-13 on January 1, 2020, the Company implemented new processes including the utilization of loan loss forecasting models, updates to the Company’s reserve policy documentation, changes to internal reporting processes and related internal controls. The Company has implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for its loan portfolio. The CECL forecasting methods used by the Company include (i) a probability of default and loss given default method using underlying third-party CMBS/CRE loan database with historical loan losses from 1998 to 2019 and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. The Company might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data.

   The Company estimates the CECL expected credit losses for its loan portfolio at the individual loan level. Significant inputs to the Company’s forecasting methods include (i) key loan-specific inputs such as LTV, vintage year, loan-term, underlying property type, occupancy, geographic location, and others, and (ii) a macro-economic forecast. These estimates may change in future periods based on available future macro-economic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio.

   In certain instances, the Company considers relevant loan-specific qualitative factors to certain loans to estimate its CECL expected credit losses. The Company considers loan investments that are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) for which the borrower is experiencing financial difficulty, to be “collateral-dependent” loans. For such loans that the Company determines that foreclosure of the collateral is probable, the Company measures the expected losses based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For collateral-dependent loans that the Company determines foreclosure is not probable, the Company applies a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan.

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

Significant judgment is required when evaluating loans for impairment; therefore, actual results over time could be materially different. Refer to “Notes to Consolidated Financial Statements, Note 6 – Loans and Allowance for Loan Losses” included in Item 8, “Financial Statements and Supplementary Data,” in this quarterly report on Form 10-Q for results of our loan impairment evaluation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we enter into transactions in various financial instruments that expose us to various types of risk, both on and off balance sheet, which are associated with such financial instruments and markets for which we invest. These financial instruments expose us to varying degrees of market risk, credit risk, interest rate risk, liquidity risk, off balance sheet risk and prepayment risk. Many of these risks have been magnified due to the continuing economic disruptions caused by the COVID-19 pandemic; however, while we continue to monitor the pandemic its impact on such risks remains uncertain and difficult to predict.

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

The following table projects the impact on our interest income and expense for the twelve month period following March 31, 2020, assuming an immediate increase or decrease of 25, 50, 75 and 100 basis points in LIBOR:

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans held for investment	$4,815	$9,818	$14,725	$19,311	$685	$(901)	$(2,437)	$(3,917)
Interest rate swap hedges	674	1,349	2,023	2,697	(674)	(1,349)	(2,023)	(2,697)
Total	$5,489	$11,167	$16,748	$22,008	$11	$(2,250)	$(4,460)	$(6,614)
Liabilities
Recourse debt	$(3,379)	$(6,759)	$(10,138)	$(13,517)	$3,379	$6,759	$10,138	$13,517
Non-recourse debt	(1,181)	(2,362)	(3,543)	(4,724)	1,181	2,362	3,543	4,724
Total	$(4,560)	$(9,121)	$(13,681)	$(18,241)	$4,560	$9,121	$13,681	$18,241
Total Net Impact to Net Interest Income (Expense)	$929	$2,046	$3,067	$3,767	$4,571	$6,871	$9,221	$11,627

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

The following table summarizes the Company’s exposure to its repurchase agreements and credit facilities counterparties at March 31, 2020:

(in thousands)	Borrowings under repurchase agreements and credit facilities (1)	Assets pledged on borrowings under repurchase agreements and credit facilities	Net Exposure (2)	Exposure as a Percentage of Total Assets
Total Counterparty Exposure	$ 1,698,937	$ 2,162,871	$ 463,934	8.8%

(1) The exposure reflects the difference between (a) the amount loaned to the Company through repurchase agreements and credit facilities, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets

The following table presents information with respect to any counterparty for repurchase agreements for which our Company had greater than 5% of stockholders’ equity at risk in the aggregate at March 31, 2020:

(in thousands)	Counterparty Rating (1)	Amount of Risk (2)	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
JPMorgan Chase Bank, N.A.	A+ / Aa2	$ 158,211	2	20.4%
Citibank, N.A.	A+ / Aa3	$ 79,920	7	10.3%
Deutsche Bank AG	BBB+ / A3	$ 145,444	21	18.8%
(1) The counterparty rating presented is the long-term issuer credit rating as rated at March 31, 2020 by S&P and Moody’s, respectively.

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

The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2020. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a‑15(f) of the Exchange Act) that occurred during the three months ended March 31, 2020 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Currently, no material legal proceedings are pending or, to our knowledge, threatened against us.

Item 1A. Risk Factors

See the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The following risk factors are added to the Company’s risk factors previously disclosed. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The current outbreak of COVID-19 has caused severe disruptions in the U.S. and global economy and to our business, and may have an adverse impact on our performance,  financial condition and results of operations.

The recent outbreak of COVID-19 in many countries continues to adversely impact global economic activity and has contributed to significant volatility in financial markets.  On March 11, 2020, the World Health Organization publicly characterized COVID-19 as a pandemic.  On March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency.  The global impact of the outbreak has been rapidly evolving, and as cases of the virus increased around the world, governments and organizations have implemented a variety of actions to mobilize efforts to mitigate the ongoing and expected impact. Many governments have reacted by instituting quarantines, restrictions on travel, school closures, bans on public events and on public gatherings, “shelter in place” or “stay at home” rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue.  Although, in certain cases, exceptions may be available for certain essential operations and businesses, and in other cases certain of these restrictions are beginning to be eased, there is no assurance that such exceptions or easing of restrictions will enable us to avoid adverse effects to our results of operations and business.  Further, such actions have created, and expect to continue to create, disruption in real estate financing transactions and the commercial real estate market and adversely impact a number of industries, including many small businesses throughout the United States.  The outbreak could have a continued adverse impact on economic and market conditions and continue to cause regional, national and global economic slowdowns and potentially trigger recessions in any or all of these areas.

In the United States, there have been a number of federal, state and local government initiatives applicable to a significant number of mortgage loans, to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries.  On March 27, 2020, the U.S. Congress approved, and President Trump signed into law, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).  The CARES Act provides approximately $2 trillion in financial assistance to individuals and businesses resulting from the outbreak of COVID-19. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and loan forgiveness and/or forbearance.  Although this action by the federal government, together with other actions taken at the federal, regional and local levels, are intended to support these economies, there is no guarantee that such measures will provide sufficient relief to avoid continued adverse effects on the economy and potentially a recession.  Similar actions have been taken by governments around the globe but as is the case in the United States there is no assurance that such measures will prevent further economic disruptions, which may be significant, around the world.

We believe that both our and our Manager’s ability to operate, our level of business activity and the profitability of our business, as well as the values of, and the cash flows from, the assets we own have been, and will continue to be, impacted by the effects of COVID-19 and could in the future be impacted by another pandemic or other major public health issues.  While we have implemented risk management and contingency plans and taken preventive measures and other precautions, no predictions of specific scenarios can be made with respect to the COVID-19 pandemic and such measures may not adequately predict the impact on our business from such events.

The effects of COVID-19 have adversely impacted the value of our assets, our business, financial condition and results of operations and cash flows, and both our and our Manager’s ability to operate successfully.  Some of the factors that impacted us to date and may continue to affect us include the following:

•

to the extent the value of commercial real estate declines, which would also likely negatively impact the value of the loans we own, we could become subject to additional margin calls under our repurchase agreements;

•

our ability to continue to satisfy any additional margin calls from our lenders and to the extent we are unable to satisfy any such margin calls, any acceleration of our indebtedness, increase in the interest rate on advanced funds, termination of our ability to borrow funds from them, or foreclosure by our lenders on our assets;

•	difficulty accessing debt and equity capital on attractive terms, or at all;
•

a severe disruption and instability in the financial markets or deteriorations in credit and financing conditions may jeopardize the solvency and financial wherewithal of counterparties with whom we do business, including our borrowers and could affect our or our counterparties’ ability to make regular payments of principal and interest (whether due to an inability to make such payments, an unwillingness to make such payments, or a waiver of the requirement to make such payments on a timely basis or at all) and our ability to recover the full value of our loan, thus reducing our earnings and liquidity;

•

unavailability of information, resulting in restricted access to key inputs used to derive certain estimates and assumptions made in connection with evaluating our loans for impairments and establishing allowances for loan losses;

•	our ability to remain in compliance with the financial covenants under our borrowings, including in the event of impairments in the value of the loans we own;
•	disruptions to the efficient function of our operations because of, among other factors, any inability to access short-term or long-term financing for the loans we make;
•	our need to sell assets, including at a loss;
•	to the extent we elect or are forced to reduce our loan origination activities;
•

inability of other third-party vendors we rely on to conduct our business to operate effectively and continue to support our business and operations, including vendors that provide IT services, legal and accounting services, or other operational support services;

•

effects of legal and regulatory responses to concerns about the COVID-19 pandemic and related public health issues, which could result in additional regulation or restrictions affecting the conduct of our business; and

•	our ability to ensure operational continuity in the event our business continuity plan is not effective or ineffectually implemented or deployed during a disruption.

The rapid development and fluidity of the circumstances resulting from this pandemic precludes any prediction as to the ultimate adverse impact of COVID-19.  There are no comparable recent events which provide guidance as to the effect of the spread of COVID-19 and a pandemic on our business.  Nevertheless, COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations and cash flows.  Moreover, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Holders of our common stock may not receive distributions or may receive them on a delayed basis and distributions may not be declared or paid or distributions may decrease over time. Distributions may be paid in shares of common stock, cash or a combination of shares of common stock and cash. Changes in the amount and timing of distributions we pay or in the tax characterization of distributions we pay may adversely affect the market price of our common stock or may result in holders of our common stock being taxed on distributions at a higher rate than initially expected.

Our distributions are driven by a variety of factors, including our minimum distribution requirements under the REIT tax laws and our REIT taxable income (including certain items of non-cash income) as calculated pursuant to the Code.

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income, although our reported financial results for GAAP purposes may differ materially from our REIT taxable income.

In the year ended December 31, 2019, we paid $63.3 million of cash distributions on our common stock, representing cumulative distributions of $1.60 per share. On March 11, 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.40 per share of common stock. On March 20, 2020, the Company announced that the dividend would be paid in a combination of cash and common stock on April 30, 2020 to common stockholders of record as of the close of business of March 31, 2020, which resulted in the issuance of approximately 2.7 million shares of common stock on April 30, 2020.

We continue to prudently evaluate our liquidity and review the ability and advisability of paying distributions in the future in light of our financial condition and the applicable minimum distribution requirements under applicable REIT tax laws and regulations. Our ability to continue to pay quarterly distributions in 2020 may be adversely affected by a number of factors, including the risk factors described in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2019. Further, we continue to monitor our cash balances and cash flows and may consider paying future distributions in shares of common stock, cash, or a combination of shares of common stock and cash. Any decision regarding the composition of such distributions will be made following an analysis and review of our liquidity, including our cash balances and cash flows, at the time of payment of the distribution. For example, we may determine to distribute shares of common stock in lieu of cash, or in combination with cash, in respect of our distribution obligations, which, among other things, could result in dilution to existing stockholders.

To the extent we determine that future distributions would represent a return of capital to investors or would not be required under applicable REIT tax laws and regulations, rather than the distribution of income, we may determine to discontinue distribution payments until such time that distributions would again represent a distribution of income or be required under applicable REIT tax laws and regulations. Any reduction or elimination of our payment of distributions would not only reduce the amount of distributions you would receive as a holder of our common stock, but could also have the effect of reducing the market price of our common stock and our ability to raise capital in future securities offerings.

In addition, the rate at which holders of our common stock are taxed on distributions we pay and the characterization of our distribution — be it ordinary income, capital gains, or a return of capital — could have an impact on the market price of our common stock. After we announce the expected characterization of distributions we have paid, the actual characterization (and, therefore, the rate at which holders of our common stock are taxed on the distributions they have received) could vary from our expectations, including due to errors, changes made in the course of preparing our corporate tax returns, or changes made in response to an audit by the Internal Revenue Service, or the IRS, with the result that holders of our common stock could incur greater income tax liabilities than expected.

We may pay taxable distributions in our common stock and cash, in which case stockholders may sell shares of our common stock to pay tax on such distributions, placing downward pressure on the market price of our common stock.

We may satisfy the REIT 90% distribution test with taxable distributions of our common stock. The IRS has issued Revenue Procedure 2017-45 authorizing elective cash/stock distributions to be made by "publicly offered REITs." Pursuant to Revenue Procedure 2017-45, the IRS will treat the distribution of stock pursuant to an elective cash/stock distribution as a distribution of property under Section 301 of the Code (i.e., a distribution), as long as at least 20% of the total distribution is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied.

If we make a taxable distribution payable in cash and common stock, taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such distributions in excess of the cash distributions received. If a U.S. stockholder sells the common stock that it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in common stock. If we make a taxable distribution payable in cash and our common stock and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our common stock.

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

Ready Capital Corporation

Date: May 11, 2020	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board and Chief Executive
(Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Andrew Ahlborn
Andrew Ahlborn
Chief Financial Officer
(Principal Accounting and Financial Officer)