Form 10-K/A
period 2019-12-31
Ready Capital Corp
filed 2020-05-14
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The registrant 54,837,696 shares of common stock, par value $0.0001 per share, outstanding as of May 11, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Ready Capital Corporation (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2020 (the “Original Form 10-K”).  This Amendment is being filed for the purpose of including the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K.

In addition, this Amendment amends Item 15 of Part IV to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer and amends the cover page to remove the statement that information is being incorporated by reference from our definitive proxy statement.

Except as described above, this Amendment does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our current board of directors is comprised of seven members. On May 11, 2020, David L. Holman, who has served on our board of directors since we became a public company in 2016, informed our board of directors that he will not be standing for re-election to our board of directors at the Annual Meeting. Mr. Holman’s decision to not stand for re-election was not the result of any dispute or disagreements with the Company on any matter relating to our operations, policies or practices. Upon the recommendation of the Nominating and Corporate Governance Committee, our board of directors has nominated Andrea Petro, together with Thomas E. Capasse, Jack J. Ross, Frank P. Filipps, Gilbert E. Nathan, J. Mitchell Reese and Todd M. Sinai, to stand for election at the Annual Meeting. Our board of directors has determined that four of its nominees are independent pursuant to the listing standards for independence of the NYSE. Our bylaws (or “Bylaws”) provide that a majority of the entire board of directors may at any time increase or decrease the number of directors. However, the number of directors may never be less than the minimum number required by the Maryland General Corporation Law (or “MGCL”) nor more than 15, unless our Bylaws are amended. In accordance with our charter and our Bylaws, each director holds office until our next annual meeting of stockholders and until his or her successor has been duly elected and qualifies, or until the director’s earlier resignation, death or removal.

The following sets forth certain information with respect to the nominees for election as directors:

Name	Age	Position Held
Thomas E. Capasse	63	Chairman of the Company Board of Directors and Chief Executive Officer
Jack J. Ross	62	President
Frank P. Filipps	72	Independent Director
Gilbert E. Nathan	40	Independent Director
Andrea Petro	67	Director
J. Mitchell Reese	60	Independent Director
Todd M. Sinai	50	Independent Director

Information Regarding the Nominees for Election as Directors

Thomas E. Capasse

Mr. Capasse serves as the Chairman of our board of directors and Chief Executive Officer. Mr. Capasse is a Manager and co-founder of Waterfall Asset Management, LLC (or our “Manager”). Prior to founding Waterfall, Mr. Capasse managed the principal finance groups at Greenwich Capital from 1995 until 1997, Nomura Securities from 1997 until 2001, and Macquarie Securities from 2001 until 2004. Mr. Capasse has significant and long-standing experience in the securitization market as a founding member of Merrill Lynch’s ABS Group (1983–1994) with a focus on mortgage backed securities (or “MBS”) transactions (including the initial Subprime Mortgage and Manufactured Housing ABS) and experience in many other ABS sectors. Mr. Capasse began his career as a fixed income analyst at Dean Witter and Bank of Boston. Mr. Capasse received a Bachelor of Arts degree in Economics from Bowdoin College in 1979.

Mr. Capasse is well qualified to serve as a director due to his institutional knowledge with respect to our Company and his significant experience in the securitization market and as a co-founder of our Manager.

Jack J. Ross

Mr. Ross serves as our President and as a member of our board of directors. Mr. Ross is a Manager and co-founder of our Manager. Mr. Ross also serves as vice chairman of the board of directors of Feinstein Institutes for Medical Research, a not-for-profit organization.  Prior to founding our Manager in January 2005, Mr. Ross was the founder of Licent Capital, a specialty broker/ dealer for intellectual property securitization. From 1987 until 1999, Mr. Ross was employed by Merrill Lynch where he managed the real estate finance and ABS groups. Mr. Ross began his career at Drexel Burnham Lambert where he worked on several of the early ABS transactions and at Laventhol & Horwath where he served as a senior auditor. Mr. Ross received a Masters of Business Administration degree in Finance with distinction from the University of

Pennsylvania’s Wharton School of Business in 1984 and a Bachelor of Science degree in Accounting, cum laude, from the State University of New York at Buffalo in 1978.

Mr. Ross is well qualified to serve as a director due to his significant experience in the securitization market and as a co-founder of our Manager.

Frank P. Filipps

Mr. Filipps is one of our independent directors. He has served since 1995 as a director and chairman of the audit committee of Impac Mortgage Holdings, Inc. (NYSE: IMH) and has served since February 2013 as a director of Orchid Island Capital Corp (NYSE: ORC). From March 2002 to December 2014, Mr. Filipps was a director of Primus Guaranty Limited (NYSE: PRS) and from 2010 to December 2014 he was a director, member of the audit committee and chairman of the compensation committee of Fortegra Financial (NYSE: FRF). From April 2005 to July 2008, Mr. Filipps was Chairman and Chief Executive Officer of Clayton Holdings, Inc. From 1995 to 2005, Mr. Filipps was Chairman, Chief Executive Officer and a Director of Radian Group Inc. Mr. Filipps began his career at Radian in 1992 as Senior Vice President and Chief Financial Officer. In 1994, he was promoted to Executive Vice President and Chief Operating Officer and in 1995 he was named President, Chief Executive Officer and Director. From 1975 to 1992, Mr. Filipps was at American International Group where he served in a number of executive, financial and investment management positions. Mr. Filipps holds a Master of Business Administration degree in corporate finance and international business from the Stern School of Business at New York University and a Bachelor of Arts degree in Economics from Rutgers University in 1969.

We believe that Mr. Filipps is well qualified to serve as a director due to his experience in public and private company governance and his financial experience and knowledge.

Gilbert E. Nathan

Mr. Nathan is one of our independent directors. Mr. Nathan joined our board of directors in March 2019 following the completion of our merger transaction with Owens Realty Mortgage, Inc. (or “ORM”) and served on the board of directors of ORM prior to the merger transaction. He has served as the managing member and a director of Jackson Square Advisors LLC, a financial advisory and services firm since September 2015. Since August 2018 and until the completion of the sale to the Company, Mr. Nathan has served as a director of Owens Realty Mortgage, Inc., a middle market commercial real estate lender. He also serves as a director for Pacific Ethanol, Inc (NYSE:PEIX). Mr. Nathan is currently the Plan Administrator for Mission Coal Wind Down Co LLC and the CEO of Cloud Peak Energy.  Since June 2018, Mr. Nathan has served as a board member of Hercules Offshore Liquidating Trust for Hercules Offshore, Inc. He also served as the liquidating trustee of BPZ Liquidating Trust for BPZ Resources, Inc. from November 2015 to May 2017. From November 2015 to July 2017, he served as a director of Emergent Capital, Inc. (NYSE: EMG), a specialty finance company. From July 2013 to August 2015, Mr. Nathan was a senior analyst with Candlewood Investment Group, an investment firm, and prior to that, he was a principal with Restoration Capital Management from 2002 to 2012. Mr. Nathan earned a Bachelor's degree in Management from Tulane University in 2001.

We believe that Mr. Nathan is well qualified to serve as a director due to his industry technical expertise and knowledge of financial markets.

Andrea Petro

Ms. Petro has been nominated to serve as a member of our board of directors. She has been engaged by the Manager as a consultant providing advice in the commercial finance and consumer finance sectors, as well as support for Ready Capital marketing initiatives and SBA business development since March 2020. She served as Managing Director and Group Head of the Specialty Commercial Finance Group of our Manager from June 2018 until February 2020. Ms. Petro previously worked at Wells Fargo Capital Finance from 2000 to 2017 as the Executive Vice President and Group Head of the Lender Finance Division and the Supply Chain Finance Division. From 1992 to 2000, Ms. Petro was at Transamerica Business Credit where she served as the Senior Vice President and National Marketing Manager. Ms. Petro currently serves as a member of the MS Finance Advisory Board of the McCombs School of Business at The University of Texas and as a member of the board of directors of the Secured Finance Network (formerly known as the Commercial Finance Association (“CFA”)). She also served as President of the CFA from 2016 to 2017 and currently serves as a member of the board of directors of the Secured Finance Network Education Foundation. Ms. Petro holds a Master of Business Administration degree in finance from the McCombs School of Business at the University of Texas and a Bachelor of Arts degree with a concentration in Russian and Soviet Studies from Kent State University

We believe that Ms. Petro is well qualified to serve as a director due to her extensive experience in commercial finance sectors.

J. Mitchell Reese

Mr. Reese is one of our independent directors. He has been the Managing Member of Cintra Capital LLC since June 2001. Prior to founding Cintra, he was a managing director of The Carlyle Group, a private equity firm that manages over $220 billion, where he headed the firm’s U.S. venture capital fund. Previously, Mr. Reese was a managing director of Morgan Keegan & Company, where he served on the board of directors and was head of the Mergers and Acquisitions Group, co-head of Investment Banking, and president of the firm’s Merchant Banking subsidiary. He served as a Director of Oxford Finance Corporation, a privately-held specialty finance company, from 2002 to 2004 and as a Director of Local Vine, LLC, a privately-held retailer, from March 2019 to August 2019. He graduated cum laude with a Bachelor of Arts from Harvard College in 1982 and received an M.B.A. from Harvard Business School in 1986.

We believe that Mr. Reese is well qualified to serve as a director due to his extensive experience in the financial services industry, business leadership and knowledge of financial markets.

Todd M. Sinai

Mr. Sinai is one of our independent directors. He is the David B. Ford Professor, Professor of Real Estate and Business Economics and Public Policy at The University of Pennsylvania — The Wharton School, where he has been a member of the faculty since 1997 and the Chairperson of the Real Estate Department since 2019. Dr. Sinai has particular expertise in commercial real estate and real estate investment trusts, real estate and public economics, risk and pricing in real estate markets, taxation of real estate and capital gains. Dr. Sinai received a Ph.D. in Economics from the Massachusetts Institute of Technology in 1997 and a Bachelor of Arts degree in Economics and Mathematics from Yale University in 1992.

We believe that Mr. Sinai is well qualified to serve as a director due to his industry technical expertise and knowledge of financial markets.

Board of Directors

Our board of directors is responsible for overseeing our affairs. Our board of directors may conduct its business through meetings and actions taken by written consent in lieu of meetings. During the year ended December 31, 2019, our board of directors held sixteen meetings. All of our directors attended at least 75% of the meetings of our board of directors and of the committees of our board of directors on which they served during 2019 (during the periods that they served). All of the directors then serving on our board of directors attended our 2019 annual meeting of stockholders. Our board of directors has adopted Corporate Governance Guidelines that address significant issues of corporate governance and set forth procedures by which our board of directors carries out its responsibilities (or the “Guidelines”) and the Guidelines encourage and promote the attendance by each director at all scheduled meetings of our board of directors and all meetings of our stockholders.

Committees of our Board of Directors

Our board of directors has three standing committees:  the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each of these committees has a written charter approved by our board of directors. A copy of each charter can be found on our website at www.readycapital.com.

The following sets forth certain information with respect to our committees:

Nominating and
		Compensation	Corporate Governance
Director	Audit Committee	Committee	Committee
Frank P. Filipps	✓*	✓
David L. Holman(1)	✓		✓
Gilbert E. Nathan	✓	✓
J. Mitchell Reese		✓*	✓
Todd M. Sinai	✓		✓*
*Denotes chair.
(1) On May 11, 2020, Mr. Holman informed our board of directors that he will not be standing for re-election to our board of directors at the Annual Meeting.

The independent directors who, if re-elected, will serve on each committee following the Annual Meeting and a description of the principal responsibilities of each committee follows:

Audit Committee. Messrs. Filipps (Chair), Holman, Nathan and Sinai are the current members of the Audit Committee. Our board of directors has determined that all of the members of the Audit Committee are independent as required by the NYSE listing standards, SEC rules governing the qualifications of Audit Committee members, the Guidelines, the independence standards adopted by our board of directors, as permitted by the Guidelines (or the “Independence Standards”) and the written charter of the Audit Committee. Our Board of Directors has also determined, based on its qualitative assessment of their relevant levels of knowledge and business experience, (see “Item 10. Directors, Executive Officers and Corporate Governance—Information Regarding the Nominees for Election as Directors” for a description of Messrs. Filipps’, Holman’s, Nathan’s and Sinai’s respective backgrounds and experience), that Messrs. Filipps, Holman, Nathan and Sinai each are “financially literate” as required by the NYSE listing standards. In addition, our board of directors has determined that Mr. Filipps qualifies as an “Audit Committee financial expert” for purposes of, and as defined by, the SEC rules and has the requisite accounting or related financial management expertise required by NYSE listing standards. The Audit Committee, among other things, acts on behalf of our board of directors to discharge our board of directors’ responsibilities relating to our corporate accounting and reporting practices, the quality and integrity of our consolidated financial statements, our compliance with applicable legal and regulatory requirements, the performance, qualifications and independence of our external auditors, the staffing, performance, budget, responsibilities and qualifications of our internal audit function and reviewing its policies with respect to risk assessment and risk management. The Audit Committee is also responsible for reviewing with management and external auditors our interim and audited financial statements, as well as approving the filing of our interim financial statements, meeting with officers responsible for certifying our annual report on Form 10‑K or any quarterly report on Form 10-Q prior to any such certification and reviewing with such officers disclosures related to any significant deficiencies in the design or operation of internal controls. The Audit Committee is charged with periodically discussing with our external auditors such auditors’ judgments about the quality, not just the acceptability, of our accounting principles as applied in our consolidated financial statements. The specific responsibilities of the Audit Committee are set forth in its written charter.

Compensation Committee. Messrs. Reese (Chair), Filipps and Nathan are the current members of the Compensation Committee. Our board of directors has determined that all of the members of the Compensation Committee are independent as required by NYSE listing standards, the Guidelines, the Independence Standards and the written charter of the Compensation Committee. The Compensation Committee is responsible for, among other things, evaluating the performance of our Manager, reviewing the compensation and fees payable to our Manager under the management agreement between us and our Manager dated as of May 9, 2016, as amended from time to time (or the “Management Agreement”), preparing Compensation Committee reports, overseeing the activities of the individuals and committees responsible for administering our 2012 equity incentive plan and determining the level of equity based compensation, in consultation with our executive officers, payable to the personnel of our Manager pursuant to such plan. Because the Management Agreement provides that our Manager is responsible for managing our affairs, our officers (other than our

Chief Operating Officer), who are employees of our Manager, do not receive cash compensation from us for serving as our officers, except that we pay the allocable share of the compensation of our Chief Financial Officer based on the percentage of his time spent managing our affairs and we pay the compensation of our Chief Operating Officer, who was an employee of ReadyCap Commercial, LLC (or “ReadyCap”) during the year ended December 31, 2019. To the extent that we become responsible for paying the compensation or any other employee benefits of our Chief Executive Officer, the Compensation Committee will review and approve corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluate the performance of our Chief Executive Officer in light of those goals and objectives, and determine our Chief Executive Officer’s compensation level based on this evaluation. The Compensation Committee consults with our Manager when recommending to our board of directors the level of awards under the 2012 Plan to be payable to the personnel of our Manager and our Manager’s affiliates.

Under the Management Agreement, we will reimburse our Manager for operating expenses related to us incurred by our Manager, including legal, accounting due diligence and other services. In addition, we may be required to pay our pro rata portion of rent, telephone, utilities, office furniture, machinery, and other office, internal and overhead expenses of our Manager and its affiliates required for our operations. The Compensation Committee is responsible for reviewing the information provided by our Manager to support the determination of our share of such costs. The Compensation Committee may, in its discretion, delegate all or a portion of its duties and responsibilities to a subcommittee. The specific responsibilities of the Compensation Committee are set forth in its written charter.

Nominating and Corporate Governance Committee. Messrs. Sinai (Chair), Holman, and Reese are current members of the Nominating and Corporate Governance Committee. Our board of directors has determined that all of the members of the Nominating and Corporate Governance Committee are independent as required by NYSE listing standards, the Guidelines, the Independence Standards and the written charter of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for, among other things, reviewing periodically and making recommendations to our board of directors on the range of qualifications that should be represented on our board of directors and eligibility criteria for individual board membership, as well as seeking, considering and recommending to our board of directors qualified candidates for election as directors and approving and recommending to the full board of directors the appointment of each of our directors. The Nominating and Corporate Governance Committee reviews and makes recommendations on matters involving the general operation of our board of directors and our corporate governance and annually recommends to our board of directors nominees for each committee of our board of directors. In addition, the committee annually facilitates the assessment of our board of directors’ performance as a whole and that of the individual directors and reports thereon to our board of directors. The specific responsibilities of the Nominating and Corporate Governance Committee are set forth in its written charter.

Corporate Governance

Role of our Board and Risk Oversight

Pursuant to our charter and Bylaws, our business and affairs are managed under the direction of our board of directors. Our board of directors has the responsibility for establishing broad corporate policies and for our overall performance and direction, but is not involved in our day-to-day operations. Members of our board of directors keep informed of our business by participating in meetings of our board of directors and its committees, by reviewing analyses, reports and other materials provided to them and through discussions with our Manager and our executive officers.

In connection with their oversight of risk to our business, our board of directors and the Audit Committee consider feedback from our Manager concerning the risks related to our business, operations and strategies. The Audit Committee discusses and reviews policies with respect to our risk assessment and risk management, including guidelines and policies to govern the process by which risk assessment and risk management is undertaken, the adequacy of our insurance coverage, our interest rate risk management, our counterparty and credit risks, our capital availability and refinancing risks. Our Manager regularly reports to our board of directors on our leverage policies, our asset origination and acquisition processes, any asset impairments and our qualification as a REIT and whether we remain excluded from registration as an investment company under the Investment Company Act of 1940, as amended. Members of our board of directors routinely meet with our Manager and our executive officers, as appropriate, in connection with their consideration of matters submitted for the approval of our board of directors and the risks associated with such matters.

Our board of directors believes that its composition protects stockholder interests and provides sufficient independent oversight of our Manager. A majority of our current directors are “independent” under NYSE standards, as more fully described elsewhere herein. The independent directors intend to meet separately from the personnel of our Manager on at least a quarterly basis and are very active in the oversight of our Company. The independent directors oversee such critical matters as the integrity of our financial statements, the evaluation and compensation of our Manager and the selection and evaluation of directors.

Each independent director has the ability to add items to the agenda of board of directors meetings or raise subjects for discussion that are not on the agenda for that meeting. In addition, our board of directors and each board of directors committee have complete and open access to our Manager and its officers, employees and other personnel who support our Manager in providing services to us under the Management Agreement.

Our board of directors believes that its majority independent composition, and the roles that our independent directors perform, provided effective corporate governance at the board of directors level and independent oversight of both our board of directors and our Manager. Our board believes that current governance structure, when combined with the functioning of the independent director component of our board of directors and our overall corporate governance structure, strikes an appropriate balance between strong and consistent leadership and independent oversight of our business and affairs.

Code of Ethics

Our board of directors has adopted a Code of Ethics (or the “Code of Ethics”). Our Code of Ethics applies to our officers, directors, employees, and independent contractors and to our Manager’s officers, directors and employees. Among other matters, our Code of Ethics is designed to deter wrongdoing and promote:

•honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

•full, fair, accurate, timely and understandable disclosure in our public communications;

•compliance with applicable governmental laws, rules and regulations;

•prompt internal reporting of violations of the Code of Ethics to appropriate persons identified in the code; and

•accountability for adherence to the Code of Ethics.

Any waiver of the Code of Ethics for our executive officers or directors may be made only by our board of directors or one of its committees and will be promptly disclosed if and to the extent required by law or stock exchange regulations.

The Code of Ethics is available for viewing on our website at www.readycapital.com.

Corporate Governance Guidelines

Our board of directors has adopted the Guidelines. Among the areas addressed by the Guidelines are the composition of our board of directors, its functions and responsibilities, its standing committees, director qualification standards, access to management and independent advisors, director compensation, management succession, director orientation and continuing education and the annual performance evaluation and review of our board of directors and committees. The Guidelines are available for viewing on our website at www.readycapital.com.

Corporate Responsibility

We recognize the importance of environmental, social and governance (“ESG”) issues and incorporate ESG considerations into our business practices and decision-making processes. We believe the growth and sustainability of our business depends on a broad array of factors, including a continuing focus on investments in our people, ethics and integrity, and corporate responsibility.

We strive not only to drive high operational and financial performance but also to serve a greater social purpose through our business activities. In response to the onset of the COVID-19 pandemic, we and our Manager have dedicated our resources to meet the national call to action to help small businesses desperately in need of financial assistance. Through our subsidiary, ReadyCap Lending, LLC, we are one of fourteen non-bank SBA lenders and as of May 11, 2020,  we have facilitated the funding of approximately $2.1 billion of loans through the SBA's Paycheck Protection Program

("PPP").  Through the Coronavirus Aid, Relief and Economic Security Act of 2020 (“CARES Act”), the initiative calls for existing SBA lenders to extend loans to small business to cover payroll, occupancy and operating expenses.  Since we opened our PPP loan portal, we have accepted more than 40,000 applications and have obtained SBA approvals to fund in excess of $2.9 billion of loans across the United States. We are proud of the support we are providing to small businesses throughout the United States in obtaining this much needed funding and our part in helping our country emerge from this crisis.

Environmental:

We are also committed to environmental sustainability.  Through our commercial real estate lending business, we evaluate environmental risks associated with our investments. We maintain an environmental policy that applies to all real estate collateral underlying our loans. Our Manager conducts thorough due diligence that is reviewed by specialized environmental counsel. The due diligence our Manager performs on each of our investments includes, as applicable, environmental reports to identify and evaluate potential environmental hazards, including ground water pollution, polychlorinated biphenyls, lead paint, asbestos, and radon gas. We may also include specific requirements in our loan documents, including the potential use of environmental insurance, to ensure the completion of any required remediation. Compliance is monitored by the Company’s asset management team We utilize a Phase I environmental site assessment to identify environmental conditions that may have a material impact on the property being assessed.

We also seek to incorporate environmental sustainability into several aspects of our daily operations, including, but not limited to, purchasing and using office equipment that meet energy management standards such as ENERGY STAR, recycling office equipment at the end of its life or service, participating in waste recycling and encouraging employees to use environmental friendly practices. As we refine our understanding of how environmental and sustainability issues impact our business, we will continue to integrate consideration of environmental issues into our decision-making processes.

Social

We believe that our people are the foundation of our success, and we are committed to ensuring that they are engaged, both professionally and socially. We encourage the professional development of our employees through regular in-person trainings and online learning resources. For example, we provide our employees with unlimited access to hundreds of courses on topics ranging from SBA lending, commercial real estate lending, Excel, PowerPoint, management and leadership. We also provide quarterly in-person trainings in multiple locations that focus on reinforcing a culture of collaboration and teamwork as well as developing our four core values of Responsive, Creative, Dependable and Personal. We are also committed to giving back to our communities. We host an annual Volunteer Day in which employees participate in one common volunteer activity nationwide. Employees also participate in quarterly volunteer committee meetings, during which employees discuss and put into action their ideas on how we can participate in local events to support the community, such as  toy drives, food drives, providing school supplies and more. In 2018, our employees raised a donation for a charity called the Northeastern New York Chapter of Alzheimer's Association, which was chosen by one of our veteran borrowers.

Governance

For a detailed description of our governance policies and procedures, please see the discussion elsewhere in this “Item 10. Directors, Executive Officers and Corporate Governance—Corporate Governance” section.

Director Independence

The Guidelines provide that a majority of the directors serving on our board of directors must be independent as required by NYSE listing standards. In addition, as permitted under the Guidelines, our board of directors has included within our Independence Standards the NYSE’s independence standards to assist it in making determinations with respect to the independence of directors. The Independence Standards are available for viewing on our website at www.readycapital.com. Based upon its review of all relevant facts and circumstances, our board of directors has affirmatively determined that four of our seven nominees—Frank P. Filipps, Gilbert E. Nathan, J. Mitchell Reese and Todd M. Sinai—qualify as independent directors under the NYSE listing standards and the Independence Standards.

Review, Approval or Ratification of Transactions with Related Persons

We do not have a policy that expressly prohibits our directors, officers, security holders and affiliates from engaging for their own account in business activities of the types conducted by us. However, our Code of Ethics contains a conflicts of interest policy that prohibits our directors, officers and employees from engaging in any transaction that involves an actual conflict of interest with us as determined by a majority of our directors. Additionally, we will not purchase any assets from, or issued by, certain other funds and managed accounts for which our Manager serves as the investment adviser or any entity managed by our Manager or our Manager’s affiliates, or sell any asset to any such entity without the consent of a majority of our board of directors, including a majority of our independent directors. See “Item 13. Certain Relationships and Related Transactions and Director Independence—Conflicts of Interest and Related Party Transactions.”

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

We seek highly qualified director candidates from diverse business, professional and educational backgrounds who combine a broad spectrum of experience and expertise with a reputation for the highest personal and professional ethics, integrity and values. The Nominating and Corporate Governance Committee periodically reviews the appropriate skills and characteristics required for our directors in the context of the current composition of our board of directors, operating requirements and the long-term interest of our stockholders. In accordance with the Guidelines, directors should possess the highest personal and professional ethics, integrity and values, exercise good business judgment and be committed to representing our long-term interest and those of our stockholders and have an inquisitive and objective perspective, practical wisdom and mature judgment. The Nominating and Corporate Governance Committee reviews director candidates with the objective of assembling a slate of directors that can best fulfill and promote our goals and recommends director candidates based upon contributions they can make to our board of directors and management, and their ability to represent our long-term interests and those of our stockholders.  One factor that our board of directors and the Nominating and Corporate Governance Committee consider is the importance to the Company of diversity in the board room, including gender diversity, and the contribution that directors with different work and life experiences and perspectives can bring to our strategic thinking and the manner in which our business and affairs are supervised by our board of directors.

Upon determining the need for additional or replacement board members, the Nominating and Corporate Governance Committee identifies director candidates and assesses such director candidates based upon information it receives in connection with the recommendation or otherwise possesses, which assessment may be supplemented by additional inquiries. In conducting this assessment, the Nominating and Corporate Governance Committee considers knowledge, experience, skills, diversity and such other factors as it deems appropriate in light of our current needs and those of our board of directors. The Nominating and Corporate Governance Committee may seek input on such director candidates from other directors, including the Chairman of our board of directors, and other personnel of our Manager and recommends director candidates to our board of directors for nomination. The Nominating and Corporate Governance Committee does not solicit director nominations, but it will consider recommendations by stockholders with respect to elections to be held at an annual meeting, so long as such recommendations are sent on a timely basis in accordance with the advanced notice procedures set forth in our Bylaws as described below and in accordance with applicable law. The Nominating and Corporate Governance Committee will evaluate nominees recommended by stockholders against the same criteria that it uses to evaluate other nominees. The Nominating and Corporate Governance Committee may, in its sole discretion, engage one or more search firms or other consultants, experts or professionals to assist in, among other things, identifying director candidates or gathering information regarding the background and experience of director candidates. If the Nominating and Corporate Governance Committee engages any such third party, the Nominating and Corporate Governance Committee will have sole authority to approve any fees or terms of retention relating to these services.

The Nominating and Corporate Governance Committee and our board of directors identified the need for another director that could bring additional commercial finance expertise and diversity to the board.  In May 2020, upon the recommendation of the Nominating and Corporate Governance Committee, our board of directors nominated Ms. Petro to stand for election at the Annual Meeting and to fill the vacancy created by Mr. Holman’s decision not to stand for re-election at the Annual Meeting.  Ms. Petro recently served as Managing Director and Group Head of the Specialty Commercial Finance Group of our Manager and continues to provide advice to our Manager as a consultant, and previously served as the Executive Vice President and Group Head of the Lender Finance Division and the Supply Chain Division at Wells Fargo Capital Finance.

Our stockholders of record who comply with the advanced notice procedures set forth in our Bylaws may nominate candidates for election as directors in opposition to those identified by the Nominating and Corporate Governance Committee. Our Bylaws currently provide that any stockholder intending to nominate a director or present a stockholder proposal of other business for consideration at an annual meeting of stockholders must notify us in writing no earlier than the 150th day and not later than 5:00 p.m. Eastern Time, on the 120th day prior to the first anniversary of the date of the proxy statement for the immediately preceding annual meeting of stockholders; provided, however, that in the event that the annual meeting with respect to which such notice is to be tendered is not held within 30 days before or after the anniversary of the date of the preceding year’s annual meeting of stockholders, to be timely, notice by the stockholder must be so delivered not earlier than the 150th day prior to the date of such annual meeting and not later than 5:00 p.m., Eastern Time, on the later of the 120th day prior to the date of such meeting as originally convened, or the tenth day following the day on which public announcement of the date of such meeting is first made. Accordingly, to submit a director candidate for consideration for nomination at our 2021 annual meeting of stockholders, stockholders must submit the recommendation, in writing, by December 31, 2020, but in no event earlier than December 1, 2020. The written notice must set forth the information and include the materials required by our Bylaws. The advanced notice procedures set forth in our Bylaws do not affect the right of stockholders to request the inclusion of proposals in our proxy statement pursuant to SEC rules.

Any such nomination should be sent to Andrew Ahlborn, our Secretary, at Ready Capital Corporation, 1251 Avenue of the Americas, 50th Floor, New York, New York 10020, and, to the extent applicable, must include the information and other materials required by our Bylaws.

Policy On Hedging Transactions

We prohibit our Named Executive Officers, directors, employees, associates and independent contractors as well as officers, employees and affiliates of our Manager from engaging in hedging transactions involving our securities (which include any securities issued by, or convertible or exchangable for securities issued by, us or our subsidiaries.) Prohibited hedging transactions include the use of financial instruments such as puts, calls, prepaid variable forward contracts, equity swaps, short sales, collars and exchange funds. This prevents such persons from continuing to own our securities without having the full risks and rewards of ownership, which could cause such persons to have objectives that are not aligned with the other stockholders.

Personal Loans to Executive Officers and Directors

We comply with, and operate in a manner consistent with, applicable law prohibiting extensions of credit in the form of personal loans to or for the benefit of our directors and executive officers.

Director Attendance at Annual Meetings of Stockholders

We have scheduled a board meeting in conjunction with our annual meeting of stockholders and, as set forth in the Guidelines, our policy is to encourage and promote the attendance by each director at all scheduled meetings of our board of directors and all meetings of our stockholders.

Stockholder Outreach and Engagement

We believe that fostering long-term relationships with our stockholders and maintaining their trust is a key Company objective, and we recognize the value of listening to and understanding their views about our business. We conduct stockholder outreach throughout the year, dialoguing and meeting with key institutional stockholders, in an effort to proactively address issues that are important to them. Our management provides regular updates to our board of directors regarding these discussions and stockholder feedback. Our board of directors takes our stockholders’ and other stakeholders’ perspectives into consideration when overseeing our Company’s strategy, formulating governance and ESG practices and evaluating executive compensation practices.  For example, in response to feedback received from our stockholder engagement activities, we further strengthened our corporate governance by nominating our first female director to stand for election at the Annual Meeting and adopting certain best practices, such as independent director minimum equity ownership guidelines and an anti-hedging policy, and we are developing a compensation framework that will introduce objective Company and individual performance metrics for the annual cash incentive bonus compensation of those executives whose compensation we reimburse under the Management Agreement, including our Chief Financial Officer, as well as the compensation of our Chief Operating Officer.  “Item 11. Executive Compensations—Compensation Discussion and Analysis—2020 Compensation.”  At last year’s annual meeting, we also provided our stockholders with the opportunity to indicate whether we should hold an advisory vote on our Named Executive Officers’ compensation every one, two or three years.  Based on the preference expressed by our stockholders, as well as other factors, our board of directors decided to conduct an advisory vote on executive compensation annually.

Communications with our Board of Directors

Stockholders or other interested parties may communicate in writing with our directors, a committee of our board of directors, our independent directors as a group or our board of directors generally. Any such communications may be sent to our board of directors by U.S. mail or overnight delivery and should be directed to our Secretary at Ready Capital Corporation, 1251 Avenue of the Americas, 50th Floor, New York, New York 10020, who will forward them to the intended recipient(s). Any such communications may be made anonymously. Unsolicited advertisements, invitations to conferences or promotional materials, in the discretion of our Secretary, are not required, however, to be forwarded to the directors.

Executive Sessions of Independent Directors

The independent directors serving on our board of directors intend to meet in executive sessions at the conclusion of each regularly scheduled meeting of our board of directors. These executive sessions of our board of directors will be presided over by the Chairman of the Audit Committee.

Corporate Governance Review

In overseeing our corporate policies and our overall performance and direction, our board of directors operates in what it believes are the long-term best interests of our Company and our stockholders. In operating under these principles, our board of directors regularly reviews our corporate governance structure and considers whether any changes are necessary or desirable. As part of this review, our board of directors has nominated our first female director to stand for election at the Annual Meeting and adopted a number of corporate governance guidelines to better align the interests of our directors with those of our stockholders, including  independent director minimum equity ownership guidelines and an anti-hedging policy. As part of this review, our board of directors also considered an amendment to our bylaws to allow our stockholders (without the concurrence of our board of directors) to implement bylaw amendments. After careful consideration of this matter, our board of directors concluded that it remains in the best interests of our Company if authority to amend our bylaws is vested exclusively in our board of directors as is permitted by Maryland law and which has been the case since our formation in 2013. This arrangement has served our interests well, our board of directors believes, because under Maryland law, our directors owe legal duties to our Company that require them to act with a reasonable belief that their actions are in the best interests of our Company. On the other hand, under Maryland law, generally, stockholders are not bound by any such legal duty and are permitted to take or to recommend actions that are in their own individual interests as stockholders without taking into account the broader interests of other stockholders or the interests of our Company. As a result of these factors, we believe that our directors are in the best position to consider possible future bylaw amendments (including those proposed by our stockholders in accordance with the provisions of our bylaws) and will adopt such amendments only after concluding that such amendments are in the best interests of our Company.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

We pay compensation for service as a director only to those directors who are independent under the NYSE listing standards. During the year ended December 31, 2019, each independent director received an annual cash director's fee of $60,000 and an annual equity award of $80,000 in value of restricted Common Stock for services as a director.  In addition, the chair of the Audit Committee received an annual cash retainer of $20,000. The chairs of the Compensation and Nominating and Corporate Governance Committees received an additional cash retainer of $10,000 and $7,500, respectively. Committee members serving in a non-chairman role received an additional cash retainer of $5,000.  We reimbursed all members of our board of directors for their travel expenses incurred in connection with their attendance at full meetings of our board of directors and its committees.

Our independent directors are also generally eligible to receive restricted stock units (“RSUs”), restricted Common Stock, options and other equity-based equity awards under our 2012 Plan.

The following table summarizes the annual compensation received by our independent directors for the period from January 1, 2019 through December 31, 2019.

Name	Fees Earned or Paid in Cash (1)	Restricted Common Stock Awards(2)	Total
Frank P. Filipps	$85,000	$80,000	$165,000
J. Mitchell Reese	75,000	80,000	155,000
Todd M. Sinai	72,500	80,000	152,500
David Holman	70,000	80,000	150,000
Gilbert Nathan(3)	70,000	60,000	130,000

(1)	Amounts in this column represent annual board fees and annual chair fees paid to independent directors in 2019.
(2)

The shares of restricted Common Stock vest on a one-for-one basis for shares of our Common Stock in equal quarterly installments over a one year period. Dividend equivalent rights are to be paid on unvested shares of restricted Common Stock at the same rate and at the same time as dividends on the Company’s Common Stock. For a discussion of dividend equivalent rights, see “Item 11. Executive Compensation – 2012 Equity Incentive Plan and Other Matters – Awards Under the Plan – Dividend Equivalents.”

(3)	Mr. Nathan joined our board of directors in March 2019 following the completion of our merger transaction with ORM.

Independent Directors Minimum Equity Ownership Guidelines

We believe that stock ownership by our independent directors is important in order to further align the interests inherent in stock ownership of these individuals and our stockholders. Our board of directors has adopted minimum equity ownership guidelines requiring each independent director to maintain a minimum number of shares of Common Stock having a market value equal to or greater than a multiple of three times such independent director’s annual cash retainer (excluding any portion of the retainer fee representing additional compensation for being a committee chairman). These mandatory ownership guidelines are intended to create a clear standard that encourages independent directors to remain invested in the performance of our stock price.

For purposes of the ownership guidelines, stock ownership includes any class of our equity securities, whether held directly or indirectly and whether vested or unvested, including restricted Common Stock and shares deliverable upon settlement of RSUs. An independent director has three years from the date he or she becomes subject to the ownership guidelines to satisfy his or her respective requirements and come into compliance with the guidelines.

The Nominating and Corporate Governance Committee reviewed the holdings of our independent directors in light of these guidelines as of December 31, 2019, and determined that all our independent directors were in compliance with these mandatory ownership guidelines either due to ownership of the requisite number of shares or because the director was within the time period permitted to attain the required level of ownership.

Information Regarding Our Executive Officers

We are externally managed and advised by our Manager, Waterfall Asset Management, LLC. We rely on our Manager to provide or obtain, on our behalf, the personnel and services necessary for us to conduct our business. Pursuant to the terms of our Management Agreement, our Manager and its affiliates provide us with our management team, including our Chief Executive Officer, Chief Financial Officer, and Chief Investment Officer, along with appropriate support personnel. All of the officers of the company are employees of Waterfall or its affiliates.

The following sets forth certain information with respect to our executive officers:

Name	Age	Position Held
Thomas E. Capasse	63	Chairman of the Company Board of Directors and Chief Executive Officer
Jack J. Ross	62	President and Director
Thomas Buttacavoli	42	Chief Investment Officer
Andrew Ahlborn	36	Chief Financial Officer
Gary T. Taylor	60	Chief Operating Officer

For the biography of Mr. Capasse and Mr. Ross, please see “Item 10. Directors, Executive Officers and Corporate Governance—Information Regarding the Nominees for Re-Election as Directors.”

Thomas Buttacavoli

Mr. Buttacavoli serves as our Chief Investment Officer and Portfolio Manager of our small balance commercial (or SBC) loan portfolio and is a Manager, a Managing Director and co-founder of Waterfall. Prior to joining Waterfall in 2005, Mr. Buttacavoli was a Structured Finance Analyst specializing in intellectual property securitization at Licent Capital. Prior to joining Licent Capital, he was a Strategic Planning Analyst at BNY Capital Markets. Mr. Buttacavoli started his career as a Financial Analyst within Merrill Lynch’s Partnership Finance Group. Mr. Buttacavoli received a Bachelor of Arts degree in Finance and Accounting from New York University’s Stern School of Business in 1999.

Andrew Ahlborn

      Mr. Ahlborn serves as our Chief Financial Officer. Mr. Ahlborn joined our Manager in 2010 and served as Controller of Ready Capital from 2015 to 2019. Having focused on Ready Capital since its formation in 2011, Mr. Ahlborn has served a vital role in many significant corporate transactions since our inception. Prior to joining our Manager he worked in Ernst & Young, LLP's Financial Services Office. Mr. Ahlborn received a Bachelor of Science degree in Accounting from Fordham University's Gabelli School of Business and will receive a Masters of Business Administration through Columbia Business School in May 2020. He is a licensed Certified Public Accountant in New York.

Gary T. Taylor

Mr. Taylor serves as our Chief Operating Officer. Prior to joining the Company, Mr. Taylor served as President and Chief Operating Officer of Newtek Business Credit from May 2015 to March 2019. From 2013 to 2015, Mr. Taylor was Managing Director at Brevet Capital Management, and before that he was Chief Operating Officer of CIT Small Business Lending from 2007 to 2013. Earlier in his career, Mr. Taylor held numerous roles within the financial services industry including Lehman Brothers, Moody's Investor Service, AT&T Capital Corporation, Resolution Trust Corporation, First Chicago Bank & Trust, and Chase Manhattan Bank. Mr. Taylor received a Bachelor of Science degree, with Honors, in Business from Florida A&M University.

Compensation Discussion and Analysis

This compensation discussion and analysis describes our compensation objectives and policies, including in relation to compensation received for the year ended December 31, 2019 by our named executive officers.  For the year ended December 31, 2019, our named executive officers (or our “Named Executive Officers”) were Thomas E. Capasse, our Chief Executive Officer, Jack J. Ross, our President, Thomas Buttacavoli, our Chief Investment Officer, Andrew Ahlborn, our Chief Financial Officer effective June 1, 2019, Gary Taylor, our Chief Operating Officer effective April 3, 2019, and  Frederick C. Herbst, who served as our Chief Financial Officer until his planned retirement effective June 1, 2019.

Overview

We are managed by our Manager pursuant to the Management Agreement. Under the Management Agreement, we pay our Manager a management fee and incentive distribution, and we reimburse our Manager for (i) the allocable share of the compensation of our Chief Financial Officer and (ii) the allocable share of the compensation of other personnel hired by our Manager who are dedicated primarily to us, based on the percentage of time spent managing our affairs.  For details regarding payments under the Management Agreement, see “Item 13. Certain Relationships and Related Transactions and Director Independence—Management Agreement.”

Our Named Executive Officers, other than our Chief Operating Officer, are employees of our Manager or one of its affiliates and do not receive cash compensation from us for serving as our executive officers.  We do not pay or reimburse our Manager for any portion of the compensation that is paid by our Manager and its affiliates to our Chief Executive Officer, our President or our Chief Investment Officer.  We are responsible for reimbursing our Manager for the compensation paid to our Chief Financial Officer, who is exclusively dedicated to our affairs, and we directly pay the compensation of our Chief Operating Officer pursuant to the letter agreement described under “–Compensation of Executive Officers–Executive Appointments in 2019–Letter Agreement with Mr. Taylor”.  Our Compensation Committee has also, from time to time, granted long-term equity-based awards to our Named Executive Officers pursuant to our 2012 Equity Incentive Plan.  These awards are designed to support our objectives of aligning the interests of our Named Executive Officers with those of our stockholders, promoting our long-term performance and value creation, and retaining these individuals who are critical to our growth and long-term success.  A discussion of our and our Manager’s compensation strategy and the compensation we paid or reimbursed to our Manager for our Name Executive Officers in respect of the performance year ended December 31, 2019 is set forth below under “—Executive Compensation Strategy for 2020," "—Executive Compensation for the 2019 Performance Year” and “—Equity Grants,” and is reported in the table under “—Compensation of Executive Officers.”

Executive Compensation Strategy for 2020

We were pleased that approximately 92.2% of the votes cast by our stockholders at our 2019 Annual Meeting supported our say-on-pay advisory vote on executive compensation. The Compensation Committee continuously examines and assesses our executive compensation practices relative to our compensation philosophy and objectives, as well as competitive market practices.  As part of the Compensation Committee’s evaluation of our compensation strategy for 2020, the Compensation Committee determined that it would be appropriate to recommend that our Manager take a more formulaic approach with respect to the compensation of those executive officers whose compensation we reimburse under the Management Agreement, including our Chief Financial Officer, as well as the compensation of our Chief Operating Officer. The Compensation Committee engaged FTI as an independent compensation consultant to assist in developing objective performance standards for the annual cash incentive bonuses for these officers for 2020, as well as overall compensation for 2020.  FTI met with the Compensation Committee and executives of our Manager on several occasions in late 2019 and early 2020 to discuss guiding principles, competitive market trends, peer group pay practices and other compensation considerations.  The framework for the annual cash incentive bonus plan for 2020 was largely completed by the end of February 2020 and included the following performance criteria for evaluation of the Company’s performance and the performance of our Chief Financial Officer and Chief Operating Officer: (i) core earnings per share; (ii) relative total stockholder return; (iii) stated metrics, including quantitative balance sheet, income statement and other metrics in the case of our Chief Financial Officer and quantitative commercial real estate (“CRE”), SBA and other metrics in the case of our Chief Operating Officer; (iv) individual goals for our Chief Financial Officer relating to liquidity management, implementation of technology and automation of accounting processes, initiatives to drive growth in market capitalization and development of financial performance metrics, and individual goals for our Chief Operating Officer relating to SBA origination volume, implementation of initiatives to drive operational efficiency and reduce costs and the establishment of key operating indicators; and (v) a discretionary component based on overall performance.

The annual cash incentive bonus plan for 2020 was scheduled to be adopted in March 2020. However, due to the onset of the COVID-19 pandemic, the significant disruption and volatility it has caused in the credit and financial markets and the significant uncertainty that remains as to the length and severity of the crisis and the ultimate impact it may have on our business, the Compensation Committee, our board of directors and our Manager decided to postpone the implementation of the annual cash incentive bonus plan for 2020 as originally contemplated. The Compensation Committee and our Manager intend to instead  provide annual cash incentive bonuses based on revised metrics tied to an assessment of the performance of our Chief Financial Officer and our Chief Operating Officer and other members of our Manager’s senior management team in steering our company though the COVID-19 crisis, in positioning us for the next phase in our business life after the country emerges from this crisis and other factors determined in the future by the Compensation Committee and our Manager.

Executive Compensation for the 2019 Performance Year

Setting Executive Compensation

Our Named Executive Officers, other than our Chief Operating Officer, are employees of our Manager and are compensated by our Manager and its affiliates under compensation arrangements made with and determined by our Manager and its affiliates. Our Manager consults with the Compensation Committee and our board of directors regarding the philosophy, process and structure of compensation of these Named Executive Officers, and the Compensation Committee reviews the allocable share of the compensation of our Manager’s personnel, including our Chief Financial Officer, that we reimburse to our Manager under the Management Agreement.  Our Chief Operating Officer is compensated directly by us pursuant to the terms of the letter agreement described under “–Compensation of Executive Officers–Executive Appointments in 2019–Letter Agreement with Mr. Taylor." Consistent with our compensation strategy, our Manager’s compensation philosophy is to seek to align the interests of its professionals with those of its investors and investors in the vehicles that it manages, including us.  In setting compensation for its professionals, including our Named Executive Officers in respect of the performance year ended December 31, 2019, our Manager takes into consideration various factors in determining the total compensation payable to its professionals including the type, scope and level of responsibility of the professional, competitive market dynamics, the individual contributions made by the professional to the success of our Manager and the vehicles it manages, including us, and corporate citizenship exhibited by the professional.  With regard to the compensation that was paid to our Named Executive Officers, we and our Manager also took into account the contributions made by these individuals to our success and growth during 2019, including the completion of our merger transaction with ORM, our acquisition of Knight Capital LLC, several capital raising transactions, the strengthening of our balance sheet, diversification of our investor base, and risk management and investor relations activities.  While each of these principles and factors is considered by us and our Manager in making compensation decisions, we and our Manager did not attempt to rank or assign relative weight to any of the above factors but rather applied judgment in considering them in their entirety.

Cash Compensation

During the year ended December 31, 2019, we reimbursed our Manager for the cash compensation of our Chief Financial Officer, who was exclusively dedicated to our affairs, and we directly paid the compensation of our Chief Operating Officer, who was an employee of our subsidiary, ReadyCap, pursuant to the letter agreement described under “–Compensation of Executive Officers–Executive Appointments in 2019–Letter Agreement with Mr. Taylor”. For the year ended December 31, 2019, the total amount of cash compensation (including annual base salary, bonus and any related withholding taxes and employee benefits) paid by our Manager that was allocable to and reimbursed by us for our Chief Financial Officer was as follows:  $262,663 in the case of Mr. Herbst, who served as our Chief Financial Officer until his planned retirement on June 1, 2019 (including an annual base salary of $104,327 and cash bonus of $125,000); and $671,096 in the case of  Mr. Ahlborn, who replaced Mr. Herbst as our Chief Financial Officer effective June 1, 2019 (including an annual base salary of $187,917 and cash bonus of $452,000). Prior to becoming our Chief Financial Officer effective June 1, 2019, Mr. Ahlborn was exclusively dedicated to our affairs and the amount set forth in the preceding sentence represents the total compensation reimbursed by us to our Manager for his services during 2019 (including the period from January 1, 2019 to May 31, 2019).  For the year ended December 31, 2019, the total amount of cash compensation (including annual base salary, bonus and any related withholding taxes and employee benefits) that we paid to Mr. Taylor, our Chief Operating Officer, pursuant to the terms of his letter agreement was $723,820 (including an annual base salary of $187,500 and cash bonus of $500,000).

We do not pay or reimburse our Manager for any portion of the cash compensation that is paid by our Manager and its affiliates to our other Named Executive Officers (Mr. Capasse, our Chief Executive Officer, Mr. Ross, our President or Mr. Buttacavoli, our Chief Investment Officer).  While these individuals devote such portion of their time to our affairs as is necessary to enable our Company to effectively operate our business, they also provide management and other services to other entities that are managed or advised by our Manager and its affiliates.  Messrs. Capasse, Ross and Buttacavoli, as non-reimbursed Named Executive Officers, receive compensation directly from our Manager and its affiliates in the form of salaries and, in the case of Mr. Buttacavoli, a bonus. The compensation paid by our Manager to Messrs. Capasse, Ross and Buttacavoli is derived in part from the management fee and incentive distribution we pay to the Manager and in part from various other revenue streams generated by our Manager and its affiliates in its ordinary course of operations as an asset manager.  Messrs. Capasse, Ross and Buttacavoli are also equity holders in our Manager and its affiliates and, accordingly, have an interest in the profits and losses of our Manager and its affiliates from these entities' past, present and future investments and businesses.  The profits and losses of our Manager and its affiliates vary each year and any allocations of such profits to the equity holders of our Manager and its affiliates, including Messrs. Capasse, Ross and Buttacavoli, are independent of the services they may provide to our Manager in supporting our business.

The Management Agreement does not require that any specified amount or percentage of the management fee or incentive distribution we pay to our Manager be allocated to our non-reimbursed Named Executive Officers.  However, to put into context the compensation paid by our Manager to these Named Executive Officers in relation to the management fee and incentive distribution, our Manager estimates that the total compensation of Messrs. Capasse, Ross and Buttacavoli that was reasonably associated with their support of our Manager on behalf of our Company represented approximately 10% of the management fee paid and incentive distribution paid by us to our Manager in 2019.  Of this amount, our Manager estimates that, approximately 71% was fixed (i.e., annual base salary), and approximately 29% was variable or incentive pay (i.e., bonus).

Equity Compensation

The Compensation Committee has granted and may, from time to time, grant equity-based awards designed to align the interests of our Manager and the personnel of our Manager and our Manager’s affiliates who support our Manager in providing services to us under the Management Agreement with those of our stockholders, by allowing our Manager and personnel of our Manager and our Manager’s affiliates to share in the creation of value for our stockholders through stock appreciation and dividends. These equity-based awards, when granted, will be generally subject to vesting requirements designed to promote retention and to achieve strong performance for us. These awards further provide flexibility to us to enable our Manager to attract, motivate and retain talented individuals. We have adopted the 2012 Plan, which provides for the issuance of equity-based awards, including stock options, restricted shares of Common Stock, phantom shares, dividend equivalent rights, restricted limited partner profit interests (or “LTIP units”) and other restricted limited partnership units issued by Ready Capital Corporation (or our Operating Partnership) and other equity-based awards.

Our board of directors has delegated its administrative responsibilities under the 2012 Plan to the Compensation Committee. In its capacity as plan administrator, the Compensation Committee has the authority to make awards to our Manager, our directors and officers and the employees and other personnel of our Manager and our Manager’s affiliates who support our Manager in providing services to us under the Management Agreement, and to determine what form the awards will take and the terms and conditions of the awards.

Historically, we have not granted any awards under the 2012 Plan to our Chief Executive Officer, our President or our Chief Investment Officer as part of our compensation program.  Rather, under the terms of the Management Agreement, we pay 50% of the incentive distribution to our Manager in shares of our Common Stock and our Chief Executive Officer, our President or our Chief Investment Officer, as equity holders of our Manager, have an interest in the shares of Common Stock that we pay to our Manager in respect of the incentive distribution. As part of our equity compensation program, we have made certain grants of awards to other personnel of our Manager who provide services to us, including our Chief Financial Officer and Chief Operating Officer, as described below under "-Equity Grants."

The Compensation Committee will, on an ongoing basis, continue to examine and assess our executive compensation practices relative to our compensation philosophy and objectives, as well as competitive market practices, and will make or recommend to our board of directors modifications to the compensation programs, as deemed appropriate.  The Compensation Committee engaged FTI as its independent compensation consultant to assist in evaluating our equity compensation program in respect of the performance year ended December 31, 2019 as well as our compensation program for 2020.  FTI’s services to us have been limited to compensation related services. FTI provided an analysis of guiding principles, competitive market trends, peer group pay practices, compensation strategy and other compensation considerations.  The Compensation Committee intends to continue to evaluate and develop our equity compensation framework during 2020.

As of May 11, 2020, 63,104 RSUs and 1,334,342 shares of restricted Common Stock were granted pursuant to the 2012 Plan.

For additional information about the 2012 Plan, see “—2012 Equity Incentive Plan and Other Matters.”

Equity Grants

Equity Grants For the 2019 Performance Year (Granted in 2020)

In February 2020, the Compensation Committee approved the grant of 177,174 shares of restricted Common Stock under the 2012 Plan to personnel of our Manager and its affiliates who support our Manager in providing services to us under our Management Agreement. Mr. Ahlborn received 10,698 shares and Mr. Taylor received 15,282 shares, respectively.  In determining the amount of awards to grant to Messrs. Ahlborn and Taylor, the Compensation Committee considered a market study containing compensation data for executives at similarly situated peers, the individual's expected and actual job performance, the anticipated contribution by the individual in future fiscal years, taking into account the role, responsibility and scope of each position, the recommendation of our Chief Executive Officer, the Company's financial and operating performance in 2019 and general market conditions. These shares of restricted Common Stock are scheduled to vest, as applicable, in equal installments of one-third on February 14, 2021, February 14, 2022 and February 14, 2023.  The recipients will receive dividends on the unvested shares of restricted Common Stock.

Equity Grants For the 2018 Performance Year (Granted in 2019)

In March 2019, after consideration of the Company’s performance and after consultation with our Manager and senior management of affiliates of our Manager who provide services to us, the Compensation Committee approved the grant of 91,161 shares of restricted Common Stock under the 2012 Plan to personnel of our Manager and its affiliates who support our Manager in providing services to us under our Management Agreement. These shares of restricted Common Stock will vest in equal installments of one-third on March 6, 2020, March 6, 2021 and March 6, 2022.  The recipients will receive dividends on the unvested shares of restricted Common Stock.  Our Chief Executive Officer, our President and our Chief Investment Officer did not receive any of these awards for the reasons described above.  Due to the planned retirement of our Chief Financial Officer, Mr. Herbst, effective June 1, 2019 and the resignation of Ms. Mortensen from her position of Chief Operating Officer in February 2019, these individuals also did not receive any these awards in respect of 2018. In connection with their resignation, the Company accelerated the vesting of 4,813 unvested shares of Common Stock previously granted to Mr. Herbst, effective as of June 1, 2019, and 19,854 unvested shares of Common Stock previously granted to Ms. Mortensen, effective as of February 11, 2019.

Compensation Committee Report

The Compensation Committee evaluates and establishes equity award compensation for our Manager and our directors and officers, employees and other personnel of our Manager and its affiliates who support our Manager in providing services to us under the Management Agreement and administers the 2012 plan. The Compensation Committee consults with our Manager when determining the level of grants under the 2012 plan to be payable to our Manager, our executive officers and other personnel of our Manager and its affiliates who support our Manager in providing services to us under the Management Agreement. While our management has the primary responsibility for our financial reporting process, including the disclosure of executive compensation, the Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Amendment No. 1. The Compensation Committee believes that the Compensation Discussion and Analysis fairly represents the philosophy, intent and actions of the Compensation Committee with regard to executive compensation. The Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 for filing with the SEC.

J. Mitchell Reese, Chairperson

Frank P. Filipps

Gilbert E. Nathan

The foregoing Compensation Committee Report shall not be deemed under the Securities Act or the Exchange Act to be (i) "soliciting material" or "filed" or (ii) incorporated by reference by any general statement into any filing made by us with the SEC, except to the extent that we specifically incorporate such report by reference.

Compensation of Executive Officers

We are managed by our Manager pursuant to the Management Agreement.  Our Named Executive Officers, other than our Chief Operating Officers, are employees of our Manager and do not receive cash compensation from us for serving as our executive officers.  Under the terms of the Management Agreement, we reimburse our Manager for (i) the allocable share of the compensation of our Chief Financial Officer and (ii) the allocable share of the compensation of other personnel hired by our Manager who are dedicated primarily to us based on the percentage of time spent managing our affairs.

The following table below sets forth the compensation of our Named Executive Officers (Messrs. Ahlborn, Taylor and Herbst) paid or reimbursed to our Manager by us for the fiscal year ended December 31, 2019.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)
Andrew Ahlborn(4)	2019	$187,917	$452,000	$175,000	$-	$-	$31,179	$846,096
Gary Taylor(5)	2019	$187,500	$500,000	$250,000	$-	$-	$36,320	$973,820
Frederick C. Herbst(6)	2019	$104,327	$125,000	$69,981	$-	$-	$33,336	$332,644
	2018	$247,500	$600,000	$-	$-	$-	$42,830	$890,330
	2017	$232,500	$500,000	$200,000	$-	$-	$43,389	$975,889

(1)   The Named Executive Officers (other than our Chief Operating Officer) are employees of our Manager or its affiliates and are not paid cash compensation by us.

(2)   The amounts reported in the "Stock Awards" column represent the aggregate grant date fair value of awards of restricted shares of Common Stock calculated under US GAAP ASC 718. Under ASC 718, the grant date fair value is calculated using the closing market price of our Common Stock on the date of grant.

(3)   This amount represents tax gross-up and medical and dental benefits reimbursed by Ready Capital to our Manager.

(4)   Prior to becoming our Chief Financial Officer effective June 1, 2019, Mr. Ahlborn was exclusively dedicated to our affairs and the amounts set forth in table above represent the total compensation reimbursed by us to our Manager for his services during 2019 (including the period from January 1, 2019 to May 31, 2019).

(5)   Amounts for Mr. Taylor represent his compensation for his service as Chief Operating Officer, which was made effective in April 2019.

(6)   Amounts for Mr. Herbst represent his compensation for his service as Chief Financial Officer until his resignation effective in June 2019.

Other than with respect to Messrs. Ahlborn, Taylor and Herbst, we did not pay or make any reimbursement for any compensation paid to our named executive officers for the fiscal year ended December 31, 2019.

Grants of Plan‑Based Awards

The following table summarizes certain information regarding all plan-based awards granted during the 2019 fiscal year to our Named Executive Officers.

Grants of Plan Based Awards for 2019

	Grant Date	Date of Board of Director Action	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)
Andrew Ahlborn	-	-	-	-
Gary Taylor	-	-	-	-
Frederick C. Herbst(1)	-	-	-	-
(1) Due to the planned retirement of Mr. Herbst effective June 1, 2019, he also did not receive any plan based awards in respect of 2018 in 2019.

Outstanding Equity Award at Fiscal Year‑end

The following table sets forth certain information with respect to all outstanding equity-based awards held at the end of the 2019 fiscal year by each Named Executive Officer.

Stock Awards
Names	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Andrew Ahlborn	7,077	$ 109,127
Gary Taylor	-	-
Frederick C. Herbst	-	-
(1) Represents restricted stock units granted pursuant to the 2012 Plan, which vest in accordance with the terms of the applicable award agreements.
(2) Based on the closing price of our Common Stock on the last business day of the fiscal year ended December 31, 2019—$15.42.

Option Exercises and Stock Vested

No stock options have been granted by the Company to date. No restricted shares of Common Stock vested with respect to our Named Executive Officers during the year ended December 31, 2019.

Pension Benefits

Our Named Executive Officers received no benefits in the 2019 fiscal year from us under defined pension or defined contribution plans.

Nonqualified Defined Contribution and other Nonqualified Deferred Compensation

We do not have a nonqualified deferred compensation plan that provides for deferral of compensation on a basis that is not tax-qualified for our named executive officers.

Potential Payments Upon Termination or Change in Control

Our Named Executive Officers, other than our Chief Operating Officer, are employees of our Manager or our Manager’s affiliates and therefore we have no obligation to pay them any form of compensation upon their termination of employment. See “—2012 Equity Incentive Plan and Other Matters—Change in Control” for a discussion of the “change in control” provisions under the 2012 Plan.

In the event that ReadyCap had terminated Mr. Taylor’s employment without cause during the year ended December 31, 2019, ReadyCap would have been required to pay to Mr. Taylor severance compensation based on Mr. Taylor’s salary at the time of termination for a minimum of six months following the date of termination. See “–Executive Appointments in 2019–Letter Agreement with Mr. Taylor” below.

Executive Appointments in 2019

Letter Agreement with Mr. Taylor.

On April 3, 2019, the Company announced that it has appointed Mr. Taylor to serve as Chief Operating Officer, effective April 3, 2019.  Mr. Taylor was an employee of ReadyCap during the year ended December 31, 2019. Mr. Taylor is paid an initial annual base salary of $250,000 and is eligible for annual bonuses payable in a combination of cash and Common Stock of the Company. His bonus was pro-rated in the first year of his employment.  Thereafter, Mr. Taylor may be eligible to receive a year-end discretionary bonus if he is employed by ReadyCap on the date of payment thereof.  Mr. Taylor will also participate in benefit programs that ReadyCap generally makes available to its employees.  The term of Mr. Taylor’s employment commenced as of April 3, 2019 and will terminate on a date specified by ReadyCap or Mr. Taylor in a notice given, at will, with or without cause, by either party.  In the event that ReadyCap terminates Mr. Taylor’s employment without cause prior to April 3, 2021, ReadyCap shall pay to Mr. Taylor severance compensation based on Mr. Taylor’s salary at the time of termination for a minimum of six months following the date of termination. Mr. Taylor’s biographical information is included in this Amendment No. 1 under “Information Regarding Our Executive Officers.”

Appointment of Mr. Andrew Ahlborn as Chief Financial Officer

On March 11, 2019, our board of directors appointed Andrew Ahlborn as Chief Financial Officer effective June 1, 2019.  Mr. Ahlborn succeeded Mr. Herbst effective June 1, 2019. We do not have agreements with any of our executive officers or any employees of the Manager or the Manager’s affiliates with respect to their cash compensation. Mr. Ahlborn, like our other Named Executive Officers, is an employee of the Manager and will not receive cash compensation from us for serving as one of our executive officers. We expect Mr. Ahlborn to be primarily dedicated to us.  Pursuant to the Management Agreement, we reimburse our Manager for our allocable share of the compensation of Mr. Ahlborn, which we expect will be 100% of his compensation. Mr. Ahlborn’s biographical information is included in this Amendment No. 1 under “Information Regarding Our Executive Officers.”

2012 Equity Incentive Plan and Other Matters

We have adopted the 2012 Plan to provide incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including our Manager and our Manager’s affiliates and personnel of our Manager or our Manager’s affiliates. The 2012 Plan is administered by the Compensation Committee. The 2012 Plan permits the granting of stock options, restricted shares of Common Stock, phantom shares, dividend equivalent rights, restricted LTIP units and other restricted limited partnership units issued by the Operating Partnership and other equity-based awards.

Administration

The Compensation Committee has the full authority to administer and interpret the 2012 Plan, to authorize the granting of awards, to determine the eligibility of directors, officers, advisors, consultants and other personnel, including our Manager and our Manager’s affiliates and personnel of our Manager or our Manager’s affiliates to determine the number of shares of Common Stock to be covered by each award (subject to the individual participant limitations provided in the 2012 Plan), to determine the terms, provisions, and conditions of each award (which may be inconsistent with the terms of the 2012 Plan), to prescribe in the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the 2012 Plan or the administration or interpretation thereof. In connection with this authority, the committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such award to lapse. The 2012 Plan is administered by the Compensation Committee, which consists of three directors, each of whom is, to the extent required by Rule 16b-3 under the Exchange Act,  a non-employee director, and will, at such times as we are subject to Section 162(m) of the Internal Revenue Code of 1986, as amended (or the “Internal Revenue Code”) and intend that grants be exempt from the restriction of Section 162(m), qualify as an outside director for purposes of Section 162(m) of the Internal Revenue Code, or, if no committee exists, our board of directors. References below to the committee include a reference to our board for those periods in which our board is acting.

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

RSUs.  A RSU award is an award of units that are converted into Common Stock at a conversion rate that is based upon the achievement of pre-established criteria and such other restrictions that the Compensation Committee may impose at the date of grant. The restrictions may lapse separately or in combination at such times, under such circumstances, including, without limitation, a specified period of employment or the satisfaction of pre-established criteria, in such installments or otherwise, as the Compensation Committee may determine. A participant granted RSUs does not have the rights of a stockholder, including, without limitation, the right to vote the shares of restricted Common Stock and holders of RSUs are prohibited from selling such units until they vest. The Compensation Committee may elect to provide the right to receive dividends or provide for dividend equivalents.

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

Restricted Limited Partnership Units. A restricted limited partnership unit represents units of limited partnership interest of our operating partnership (or “OP units”) or may include LTIP units that are structured as profit interests in the Operating Partnership, providing distributions to the holder of the award based on the achievement of specified levels of profitability by the Operating Partnership or the achievement of certain goals or events. The restricted OP units may be convertible into or exchangeable for other securities of the Operating Partnership or into shares of our capital stock. The Compensation Committee will establish all other limitations and conditions of awards of restricted OP units as it deems appropriate.

Other share‑based awards. The 2012 Plan authorizes the granting of other awards based upon shares of our Common Stock (including the grant of securities convertible into shares of Common Stock and share appreciation rights), subject to terms and conditions established at the time of grant.

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

Other Changes

Our board of directors may amend, alter, suspend, or discontinue the 2012 Plan but cannot take any action that would materially impair the rights of a participant with respect to existing grants without the participant’s consent, unless necessary for compliance with applicable law or legislation or to meet the requirements of any accounting standard or to correct an administrative error. To the extent necessary and desirable (including, as required by law or any stock exchange rules) our board of directors must obtain approval of our stockholders for any amendment that would:

•other than through adjustment as provided in the 2012 Plan, increase the total number of shares of Common Stock reserved for issuance under the 2012 Plan; or

•change the class of officers, directors, employees, consultants and advisors eligible to participate in the 2012 Plan.

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

Equity Compensation Plan Information

The 2012 Plan authorizes the Compensation Committee to approve grants of equity-based awards to our officers and directors and officers and employees of the Manager and its affiliates. The 2012 Plan provides for grants of equity awards up to, in the aggregate, the equivalent of 5% of the number of issued shares of Common Stock outstanding from time to time (on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities into shares of Common Stock)) at the time of the award. At December 31, 2019, 1,188,932 shares and units (consisting of 63,104 RSUs awarded to independent directors and 1,125,828 restricted shares of Common Stock issued to non-executive employees) had been granted under the 2012 Plan, and 1,653,089 shares were available for future issuance under the 2012 Plan, based on a total of 51,127,326 shares of Common Stock, 1,009,617 shares of restricted Common Stock, and 1,117,169 OP units outstanding as of such date.

The following table presents certain information about our 2012 Plan as of December 31, 2019:

Award	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted‑average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table (1)
Equity compensation plans approved by stockholders	-	-	-
Equity compensation plans not approved by stockholders (2)	1,009,617	-	1,653,089
Total	1,009,617	-	1,653,089

(1)   The 2012 Plan provides for grants of equity awards up to, in the aggregate, the equivalent of 5% of the number of issued and outstanding shares of our Common Stock from time to time (on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities into shares of Common Stock)) at the time of the award.

(2)   The 2012 Plan was adopted in December 2012, prior to completion of ZAIS Financial’s IPO.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 29, 2020 regarding the beneficial ownership of our Common Stock by (i) each person known to us to be the beneficial owner of 5% or more of the outstanding Common Stock, (ii) our named executive officers, (iii) our directors and (iv) all of our directors and executive officers as a group. Beneficial ownership includes any shares over which the beneficial owner has sole or shared voting or investment power and also any shares that the beneficial owner has the right to acquire within 60 days of such date through the exercise of options or other rights. The percentages below are based on 53,249,611 shares of our Common Stock outstanding as of April 29, 2020, which includes 63,104 vested RSUs and 1,157,761 shares of restricted Common Stock, unless otherwise specified.

Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power. Except as indicated in the footnotes to the table below, the business address of the stockholders listed below is the address of our principal executive office, 1251 Avenue of the Americas, 50th Floor, New York, New York 10020.

	Number of Shares		Percentage of All
Names and Business Address	Beneficially Owned**		Shares***
Thomas E. Capasse	333,409	(1)	*
Jack J. Ross	309,049	(2)	*
Andrew Ahlborn	23,250	(3)	*
Thomas Buttacavoli	113,270	(4)	*
Gary T. Taylor	15,282	(5)	*
Todd Sinai	30,528	(6)	*
J. Mitchell Reese	62,028	(7)	*
Frank Filipps	27,028	(8)	*
David Holman	27,028	(9)	*
Gilbert E. Nathan	14,324	(10)	*
Andrea Petro	-		*
All directors and executive officers as a group (10 persons)	955,196		1.79%
5% or Greater Beneficial Owner
Blackrock, Inc.	6,433,386	(11)	12.08%
Sutherland REIT Holdings, LP	12,768,685	(12)	23.98%

*     Denotes less than 1%

**   For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock with respect to which person has sole or shared voting power or investment power.

*** For purposes of computing the percentage ownerships in the table below, as of April 29, 2020, Ready Capital had 53,249,611 shares of Common Stock outstanding, which includes 63,104 vested RSUs and 1,157,761 shares of restricted common stock, which represent the right to receive one share of Common Stock. The total number of shares of Common Stock outstanding used in calculating these percentages assumes that none of the unvested RSUs held by other persons are converted into shares of Common Stock

(1)  Includes (i) 25,000 shares of Common Stock owned through Edward J. Capasse Revocable Trust and (ii) 17,381 shares of Common Stock out of the 52,049 and 8,454 total shares of Common Stock held by our Manager (including through its ownership of Sutherland REIT Holdings, LP (or the Partnership)) and Waterfall Management, LLC (or, our Manager and Waterfall Management, LLC, collectively, the "Waterfall Entities"), respectively, based on Mr. Capasse's percentage ownership in the Waterfall Entities; Mr. Capasse disclaims beneficial ownership of the shares held by the Waterfall Entities, except to the extent of his economic interest therein. Waterfall Management, LLC, an affiliate of our Manager, serves as the general partner of the Partnership and may be deemed to be the beneficial owner of the shares of Common Stock that are held by the Partnership. In addition, Mr. Capasse is a principal of our Manager and may be deemed to share voting and investment power over the shares of Common Stock held by the Partnership. However, Waterfall Management, LLC does not have an economic interest in these shares and expects to distribute such shares to the beneficial owners of the Partnership upon their request in accordance with the Partnership's partnership agreement. Accordingly, Waterfall Management, LLC disclaims beneficial ownership of the shares of Common Stock held by the Partnership and Mr. Capasse disclaims beneficial ownership of such shares of Common Stock, except to the extent of his economic interest in the Partnership.

(2)  Includes (i) 145,871 shares of Common Stock owned through the Robin J. Ross 2009 Trust; Mr. Ross does not serve as the trustee for the trust, his wife is the trustee and sole beneficiary of the trust and the trustee of the trust has sole voting and investment power with respect to the securities held by the trust, (ii) 145,797 shares of Common Stock owned through Mr. Jack J. Ross and Mrs. Robin J. Ross JTWROS, a joint tenant account of Mr. Ross and his wife, and (iii) 17,381 shares of Common Stock out of the 52,049 and 8,454 total shares of Common Stock held by our Manager (including through its ownership of the Partnership) and Waterfall Management, LLC, respectively, based on Mr. Ross's percentage ownership in the Waterfall Entities; Mr. Ross disclaims beneficial ownership of the shares held by the Waterfall Entities, except to the extent of his economic interest therein. Waterfall Management, LLC, an affiliate of our Manager, serves as the general partner of the Partnership and may be deemed to be the beneficial owner of the shares of Common Stock that are held by the Partnership. In addition, Mr. Ross is a principal of our Manager and may be deemed to share voting and investment power over the shares of Common Stock held by the Partnership. However, Waterfall Management, LLC does not have an economic interest in these shares and expects to distribute such shares to the beneficial owners of the Partnership upon their request in accordance with the Partnership's partnership agreement. Accordingly, Waterfall Management, LLC disclaims beneficial ownership of the shares of Common Stock held by the Partnership and Mr. Ross disclaims beneficial ownership of such shares of Common Stock, except to the extent of his economic interest in the Partnership.

(3)  Includes (i) 4,317 shares of unvested restricted Common Stock that were previously granted to the reporting person under the 2012 Equity Plan and (ii) 10,698 shares of unvested restricted Common Stock granted in February 2020 pursuant to the 2012 Equity Plan.  The 4,317 shares will vest in installments as follows: 2,760 shares on March 6, 2021 and 1,557 shares on March 6, 2022. The 10,698 shares will vest in equal installments on February 14, 2021, February 14, 2022 and February 14, 2023.

(4)  Includes 5,210 shares of Common Stock out of the 52,049 and 8,454 total shares of Common Stock held by our Manager (including through its ownership of the Partnership) and Waterfall Management, LLC, respectively, based on Mr. Buttacavoli 's percentage ownership in the Waterfall Entities; Mr. Buttacavoli disclaims beneficial ownership of the shares held by the Waterfall Entities, except to the extent of his economic interest therein.

(5)  Includes 15,282 unvested restricted Common Stock granted in February 2020 pursuant to the 2012 Equity Plan. The shares will vest in equal installments on February 14, 2021, February 14, 2022 and February 14, 2023.

(6)  Includes 4,701 unvested restricted Common Stock granted in March 2020 pursuant to the 2012 Equity plan. The shares will vest in equal installments on June 30, 2020, September 30, 2020 and December 31, 2020.

(7)  The shares are held through the J. Mitchell Reese Jr. Trust, UA 5/5/1999; Mr. Reese serves as the trustee and sole beneficiary of the trust and has sole voting and investment power with respect to the securities held by the trust. Includes 4,701 unvested restricted Common Stock granted in March 2020 pursuant to the 2012 Equity plan. The shares will vest in equal installments on June 30, 2020, September 30, 2020 and December 31, 2020.

(8)  Includes 4,701 unvested restricted Common Stock granted in March 2020 pursuant to the 2012 Equity plan. The shares will vest in equal installments on June 30, 2020, September 30, 2020 and December 31, 2020.

(9)  Includes 4,701 unvested restricted Common Stock granted in March 2020 pursuant to the 2012 Equity plan. The shares will vest in equal installments on June 30, 2020, September 30, 2020 and December 31, 2020.

(10) Includes 4,701 unvested restricted Common Stock granted in March 2020 pursuant to the 2012 Equity plan. The shares will vest in equal installments on June 30, 2020, September 30, 2020 and December 31, 2020.

(11) Based on information provided in a Schedule 13G filed on January 10, 2020, BlackRock, Inc. reported sole voting power with respect to 6,367,605 shares of Common Stock beneficially owned by it and sole dispositive power with respect to 6,433,386 shares of Common Stock beneficially owned by it. The Schedule 13G reports beneficial ownership information, which does not include any shares acquired or sold since the date of such Schedule 13G. The percent of Common Stock beneficially owned does not include the impact of any Common Stock issued or equity-based awards granted since the date of the Schedule 13G. BlackRock, Inc.’s address is 55 East 52nd Street, New York, New York 10055 .

(12)  Waterfall Management, LLC, an affiliate of our Manager, serves as the general partner of the Partnership and may be deemed to be the beneficial owner of the shares of Common Stock that are held by the Partnership. However, Waterfall Management, LLC does not have an economic interest in certain of these shares and expects to distribute such shares to the beneficial owners of the Partnership upon their request in accordance with the Partnership's partnership agreement. Accordingly, Waterfall Management, LLC disclaims beneficial ownership of the shares of Common Stock held by the Partnership. In addition, each of Thomas Capasse, Jack Ross, and Thomas Buttacavoli is a principal or manager director of our Manager, and may be deemed to share voting and investment power over the shares of Common Stock held by the Partnership. Each of such individuals disclaims beneficial ownership of such shares of Common Stock, except to the extent of his economic interest therein. The inclusion of these shares of Common Stock shall not be deemed an admission of beneficial ownership of the reported securities for purposes of Section 16 or for any other purposes.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Conflicts of Interest and Related Party Transactions

Asset Allocations

We are subject to conflicts of interest arising out of our relationship with our Manager and its affiliates. Andrew Ahlborn, who is employed by our Manager and serves as our Chief Financial Officer, is dedicated exclusively to us and seven of our Manager’s accounting professionals also are dedicated exclusively to us. With the exception of our ReadyCap origination and acquisition subsidiaries and our GMFS, LLC (or “GMFS”) subsidiaries, which will employ their own personnel, we do not expect to have our own employees. In addition, we expect that our Chief Executive Officer, President, portfolio managers and any other appropriate personnel of our Manager will devote such portion of their time to our affairs as is necessary to enable us to effectively operate our business. Our Manager and our officers may have conflicts between their duties to us and their duties to, and interests in, our Manager and its affiliates. Our Manager is not required to devote a specific amount of time or the services of any particular individual to our operations. Our Manager manages or provides services to other clients, and we will compete with these other clients for our Manager’s resources and support. The ability of our Manager and its officers and personnel to engage in other business activities may reduce the time they spend advising us.

There may also be conflicts in allocating assets that are suitable for us and other clients of our Manager and its affiliates. Our Manager manages a series of funds and a limited number of separate accounts, which focus on a range of asset backed securities (or “ABS”) and other credit strategies. None of these other funds or separate accounts focus on SBC loans as their primary business strategy.

To address certain potential conflicts arising from our relationship with our Manager or its affiliates, our Manager has agreed in the side letter agreement that, for so long as the Management Agreement is in effect, neither it nor any of its affiliates will (i) sponsor or manage any additional investment vehicle where we do not participate as an investor whose primary investment strategy will involve SBC mortgage loans, unless our Manager obtains the prior approval of a majority of our board of directors (including a majority of our independent directors), or (ii) acquire a portfolio of assets, a majority of which (by value or unpaid principal balance (or “UPB”)) are SBC mortgage loans on behalf of another investment vehicle (other than acquisitions of SBC ABS), unless we are first offered the investment opportunity and a majority of our board of directors (including a majority of our independent directors) decides not that we will not acquire such assets.

The side letter agreement does not cover SBC ABS acquired in the market and non-real estate secured loans, and we may compete with other existing clients of our Manager and its affiliates, other funds managed by our Manager that focus on a range of ABS and other credit strategies and separately managed accounts, and future clients of our Manager and its affiliates in acquiring SBC ABS, non-real estate secured loans and portfolios of assets less than a majority of which (by value or UPB) are SBC loans, and in acquiring other target assets that do not involve SBC loans.

We will pay our Manager substantial management fees regardless of the performance of our portfolio. Our Manager’s entitlement to a base management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking assets that provide attractive risk-adjusted returns for our portfolio. This in turn could hurt both our ability to make distributions to our stockholders and the market price of our Common Stock.

The Management Agreement was negotiated between related parties and their terms, including fees payable, may not be as favorable to us as if they had been negotiated with unaffiliated third parties.

Management Agreement

We entered into the Management Agreement with the Manager, which took effect upon the closing of the ZAIS Financial merger on October 31, 2016.  The Management Agreement is substantially similar to our pre-merger management agreement.

The Management Agreement describes the services to be provided to us by the Manager and compensation for such services. The Manager is responsible for managing the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee calculated and payable quarterly in arrears equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement) up to $500 million and 1.00% per annum of stockholders’ equity in excess of $500 million.

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

For purposes of determining the incentive distribution payable to our Manager, core earnings is defined under the partnership agreement of our operating partnership in a manner that is similar to the definition of Core Earnings described in our Annual Report on Form 10‑K under “Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” but with the following additional adjustments which (i) further exclude: (a) the incentive distribution, (b) non-cash equity compensation expense, if any, (c) unrealized gains or losses on SBC loans (not just MBS and mortgage servicing rights), (d) depreciation and amortization (to the extent we foreclose on any property), and (e) one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of the independent directors and (ii) add back any realized gains or losses on the sales of MBS and on discontinued operations which were excluded from the definition of Core Earnings described in our Annual Report on Form 10‑K under “Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures”.

The Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of the outstanding shares of our Common Stock (other than shares held by members of our senior management team and affiliates of our Manager), based upon: (i) our Manager’s unsatisfactory performance that is materially detrimental to our Company, or (ii) a determination that the management fees or incentive distribution payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees or incentive distribution agreed to by at least two-thirds of our independent directors. We must provide our Manager with 180 days prior notice of any such termination. Additionally, upon such a termination without cause, the Management Agreement provides that we will pay our Manager a termination fee equal to three times the average annual base management fee earned by our Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination, except upon an internalization. Additionally, if the Management Agreement is terminated under circumstances in which we are obligated to make a termination payment to our Manager, our operating partnership shall repurchase, concurrently with such termination, the Class A special unit for an amount equal to three times the average annual amount of the incentive distribution paid or payable in respect of the Class A special unit during the 24-month period immediately preceding such termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination. These provisions may increase the cost to our Company of terminating the Management Agreement and adversely affect our ability to terminate our Manager without cause.

Under the Management Agreement, we will reimburse our Manager for operating expenses related to us incurred by our Manager, including legal, accounting due diligence and other services. In addition, we may be required to pay our pro rata portion of rent, telephone, utilities, office furniture, machinery, and other office, internal and overhead expenses of our Manager and its affiliates required for our operations.

We may engage in an internalization transaction, become self-managed and, if this were to occur, certain key employees may not become our employees but may instead remain employees of our Manager or its affiliates. An inability to manage an internalization transaction effectively could thus result in us incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our investments. Additionally, if another program sponsored by our Manager internalizes our Manager, key personnel of our Manager, who also are key personnel of the other sponsored program, would become employees of the other program and would no longer be available to us. Any such loss of key personnel could adversely impact our ability to execute certain aspects of our business plan. Furthermore, in the case of any internalization transaction, we expect that we would be required to pay consideration to compensate our Manager for the internalization in an amount that we will negotiate with our Manager in good faith and which will require approval of at least a majority of our independent directors. It is possible that such consideration could exceed the amount of the termination fee that would be due to our Manager if the conditions for terminating the Management Agreement without cause are satisfied and we elected to terminate the Management Agreement.

Restricted Common Stock and Other Equity Based Awards

Our 2012 Plan provides for grants of restricted Common Stock and other equity based awards up to, in the aggregate, the equivalent of 5% of the number of issued and outstanding shares of our Common Stock from time-to-time (on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities into shares of Common Stock)) at the time of the award.

As of May 11, 2020, 63,104 RSUs and 1,334,242 shares of restricted Common Stock were granted pursuant to the 2012 Plan.

Indemnification and Limitation of Directors’ and Officers’ Liability

Maryland law permits a Maryland corporation to include in its charter a provision eliminating the liability of its directors and officers to the corporation and its stockholders for money damages except for liability resulting from (1) actual receipt of an improper benefit or profit in money, property or services or (2) active and deliberate dishonesty that is established by a final judgment and is material to the cause of action. Our charter contains such a provision which eliminates the liability of our directors and officers to the maximum extent permitted by Maryland law.

We have entered into indemnification agreements with each of our directors and executive officers that provide for indemnification to the maximum extent permitted by Maryland law.

Director Independence

For information about our board of directors and committees, and the independence of certain of our directors, see “Item 10. Directors, Executive Officers and Corporate Governance—Board of Directors.”

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees

The following table summarizes the aggregate fees (including related expenses) billed to us for professional services provided by Deloitte & Touche LLP, as applicable for the fiscal year ended December 31, 2019 and for the fiscal year ended December 31, 2018.

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
Fee Type	December 31, 2019	December 31, 2018
Audit Fees (1)	$1,757,500	$1,730,000
Tax Fees (2)	-	11,247
All Other Fees (3)	835,375	481,700
Total Fees	$2,592,875	$2,222,947

(1)  Audit Fees primarily represent, for the calendar years ended December 31, 2019 and 2018, fees for the audits and quarterly reviews of the consolidated financial statements filed with the SEC in annual reports on Form 10-K and quarterly reports on Form 10-Q, as well as work generally only the independent registered public accounting firm can be reasonably expected to provide, such as statutory audits and issuances of consent and comfort letters included in documents filed with the SEC.

(2) Tax Fees primarily represent, for the calendar years ended December 31, 2019 and 2018, fees for professional services for tax compliance, tax advice and tax planning.

(3)  All Other Fees primarily represent, for the calendar years ended December 31, 2019 and 2018, fees in connection with due diligence, agreed upon procedures and transactions completed or contemplated during the years.

The Audit Committee’s charter provides that the Audit Committee shall review and pre-approve the engagement fees and the terms of all auditing and non-auditing services to be provided by the Company’s external auditors and evaluate the effect thereof on the independence of the external auditors. All audit and tax services provided to us were reviewed and pre-approved by the Audit Committee, which concluded that the provision of such services by Deloitte & Touche LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)Exhibits

The following exhibits are filed as part of this Amendment No. 1:

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ready Capital Corporation

Date: May 14, 2020	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board and Chief Executive
Officer