Form 10-Q
period 2020-06-30
Ready Capital Corp
filed 2020-08-10
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧   No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ⌧	Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ⌧

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

The Company has 54,872,789 shares of common stock, par value $0.0001 per share, outstanding as of July 31, 2020.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

READY CAPITAL CORPORATION

unaudited CONSOLIDATED BALANCE SHEETS

(In Thousands)	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$257,017	$67,928
Restricted cash	91,539	51,728
Loans, net (including $124,298 and $20,212 held at fair value)	1,432,807	1,727,984
Loans, held for sale, at fair value	297,669	188,077
Mortgage backed securities, at fair value	75,411	92,466
Loans eligible for repurchase from Ginnie Mae	186,197	77,953
Investment in unconsolidated joint ventures	53,939	58,850
Purchased future receivables, net	27,190	43,265
Derivative instruments	19,037	2,814
Servicing rights (including $73,645 and $91,174 held at fair value)	107,761	121,969
Real estate, held for sale	47,009	58,573
Other assets	103,701	106,925
Assets of consolidated VIEs	2,761,655	2,378,486
Total Assets	$5,460,932	$4,977,018
Liabilities
Secured borrowings	1,253,895	1,189,392
Securitized debt obligations of consolidated VIEs, net	2,140,009	1,815,154
Convertible notes, net	111,581	111,040
Senior secured notes, net	179,481	179,289
Corporate debt, net	150,387	149,986
Guaranteed loan financing	436,532	485,461
Liabilities for loans eligible for repurchase from Ginnie Mae	186,197	77,953
Derivative instruments	9,106	5,250
Dividends payable	14,524	21,302
Accounts payable and other accrued liabilities	166,174	97,407
Total Liabilities	$4,647,886	$4,132,234
Stockholders’ Equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 54,872,789 and 51,127,326 shares issued and outstanding, respectively	5	5
Additional paid-in capital	854,222	822,837
Retained earnings	(49,755)	8,746
Accumulated other comprehensive loss	(9,876)	(6,176)
Total Ready Capital Corporation equity	794,596	825,412
Non-controlling interests	18,450	19,372
Total Stockholders’ Equity	$813,046	$844,784
Total Liabilities and Stockholders’ Equity	$5,460,932	$4,977,018

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

Unaudited CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except share data)	2020	2019	2020	2019
Interest income	$63,211	$57,034	$132,762	$105,787
Interest expense	(43,408)	(35,753)	(90,338)	(71,529)
Net interest income before provision for loan losses	$19,803	$21,281	$42,424	$34,258
Provision for loan losses	591	(1,348)	(39,214)	(1,866)
Net interest income after provision for loan losses	$20,394	$19,933	$3,210	$32,392
Non-interest income
Residential mortgage banking activities	80,564	21,021	117,233	35,608
Net realized gains on financial instruments and real estate owned	7,438	6,255	14,610	13,537
Net unrealized losses on financial instruments	(13,744)	(7,006)	(47,178)	(13,918)
Servicing income, net of amortization and impairment of $1,277 and $3,001 for the three and six months ended June 30, 2020, and $853 and $2,616 for the three and six months ended June 30, 2019, respectively	8,982	7,811	17,079	14,563
Income on purchased future receivables, net of allowance for doubtful accounts of $1,771 and $8,688 for the three and six months ended June 30, 2020, and $0 and $0 for the three and six months ended June 30, 2019, respectively	5,586	—	9,069	—
Income (loss) on unconsolidated joint ventures	507	2,083	(3,030)	5,012
Other income	31,594	2,792	35,667	3,692
Gain on bargain purchase	—	—	—	30,728
Total non-interest income	$120,927	$32,956	$143,450	$89,222
Non-interest expense
Employee compensation and benefits	(27,288)	(12,509)	(46,224)	(23,957)
Allocated employee compensation and benefits from related party	(1,250)	(1,250)	(2,500)	(2,103)
Variable expenses on residential mortgage banking activities	(36,446)	(13,501)	(56,575)	(22,677)
Professional fees	(1,919)	(1,586)	(4,475)	(3,415)
Management fees – related party	(2,666)	(2,495)	(5,227)	(4,492)
Incentive fees – related party	(3,506)	—	(3,506)	—
Loan servicing expense	(10,327)	(4,571)	(15,898)	(8,219)
Merger related expenses	(11)	(603)	(58)	(6,070)
Other operating expenses	(17,745)	(8,085)	(31,487)	(14,947)
Total non-interest expense	$(101,158)	$(44,600)	$(165,950)	$(85,880)
Income (loss) before provision for income taxes	$40,163	$8,289	$(19,290)	$35,734
Income tax (provision) benefit	(5,500)	2,956	2,437	5,959
Net income (loss)	$34,663	$11,245	$(16,853)	$41,693
Less: Net income (loss) attributable to non-controlling interest	810	276	(254)	1,257
Net income (loss) attributable to Ready Capital Corporation	$33,853	$10,969	$(16,599)	$40,436

Earnings (loss) per common share - basic	$0.62	$0.25	$(0.33)	$1.05
Earnings (loss) per common share - diluted	$0.62	$0.25	$(0.33)	$1.05

Weighted-average shares outstanding
Basic	53,980,451	44,425,598	52,982,246	38,524,023
Diluted	54,013,958	44,431,263	53,015,753	38,527,317

Dividends declared per share of common stock	$0.25	$0.40	$0.65	$0.80

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Net Income (loss)	$34,663	$11,245	$(16,853)	$41,693
Other comprehensive income (loss) - net change by component
Net change in hedging derivatives (cash flow hedges)	$(22)	$(6,579)	$(3,149)	$(6,997)
Foreign currency translation adjustment	(325)	—	(630)	—
Other comprehensive loss	$(347)	$(6,579)	$(3,779)	$(6,997)
Comprehensive income (loss)	$34,316	$4,666	$(20,632)	$34,696
Comprehensive income (loss) attributable to non-controlling interests	803	72	(333)	1,041
Comprehensive income (loss) attributable to Ready Capital Corporation	$33,513	$4,594	$(20,299)	$33,655

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

Unaudited CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Six Months Ended June 30, 2019
				Retained	Accumulated Other	Total
	Common Stock		Additional Paid-	Earnings	Comprehensive	Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	In Capital	(Deficit)	Loss	Corporation Equity	Interests	Equity
Balance at January 1, 2019	32,105,112	$3	$540,478	$5,272	$(922)	$544,831	$19,244	$564,075
Dividend declared on common stock ($0.80 per share)	—	—	—	(30,794)	—	(30,794)	—	(30,794)
Dividend declared on OP units	—	—	—	—	—	—	(894)	(894)
Shares issued pursuant to merger transactions	12,223,552	1	179,320	—	—	179,321	—	179,321
Offering costs	—	—	(73)	—	—	(73)	(2)	(75)
Equity component of 2017 convertible note issuance	—	—	(172)	—	—	(172)	(5)	(177)
Distributions, net	—	—	—	—	—	—	(5)	(5)
Stock-based compensation	71,876	—	1,026	—	—	1,026	—	1,026
Manager incentive fee paid in stock	14,939	—	233	—	—	233	—	233
Net income	—	—	—	40,436	—	40,436	1,257	41,693
Other comprehensive loss	—	—	—	—	(6,781)	(6,781)	(216)	(6,997)
Balance at June 30, 2019	44,415,479	$4	$720,812	$14,914	$(7,703)	$728,027	$19,379	$747,406

	Six Months Ended June 30, 2020
				Retained	Accumulated Other	Total
	Common Stock		Additional Paid-	Earnings	Comprehensive	Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	In Capital	(Deficit)	Loss	Corporation Equity	Interests	Equity
Balance at January 1, 2020	51,127,326	$5	$822,837	$8,746	$(6,176)	$825,412	$19,372	$844,784
Cumulative-effect adjustment upon adoption of ASU 2016-13, net of taxes (Note 4)	—	—		(6,599)	—	(6,599)	(155)	(6,754)
Dividend declared on common stock ($0.65 per share)	—	—	—	(35,303)	—	(35,303)	—	(35,303)
Dividend declared on OP units	—	—	—	—	—	—	(741)	(741)
Stock issued in connection with stock dividend	2,764,487	—	17,033	—	—	17,033	362	17,395
Equity issuances	900,000	—	13,410	—	—	13,410	—	13,410
Offering costs	—	—	(45)	—	—	(45)	(1)	(46)
Distributions, net	—	—	—	—	—	—	(50)	(50)
Equity component of 2017 convertible note issuance	—	—	(187)	—	—	(187)	(4)	(191)
Stock-based compensation	76,822	—	1,121	—	—	1,121	—	1,121
Manager incentive fee paid in stock	4,154	—	53	—	—	53	—	53
Net loss	—	—	—	(16,599)	—	(16,599)	(254)	(16,853)
Other comprehensive loss	—	—	—	—	(3,700)	(3,700)	(79)	(3,779)
Balance at June 30, 2020	54,872,789	$5	$854,222	$(49,755)	$(9,876)	$794,596	$18,450	$813,046

	Three Months Ended June 30, 2019
				Retained	Accumulated Other	Total
	Common Stock		Additional Paid-	Earnings	Comprehensive	Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	In Capital	(Deficit)	Loss	Corporation Equity	Interests	Equity
Balance at April 1, 2019	44,395,713	$4	$720,680	$21,790	$(1,328)	$741,146	$19,743	$760,889
Dividend declared on common stock ($0.40 per share)	—	—	—	(17,845)	—	(17,845)	—	(17,845)
Dividend declared on OP units	—	—	—	—	—	—	(447)	(447)
Offering costs	—	—	(73)	—	—	(73)	(2)	(75)
Equity component of 2017 convertible note issuance	—	—	(88)	—	—	(88)	(2)	(90)
Contributions, net	—	—	—	—	—	—	15	15
Stock-based compensation	19,766	—	293	—	—	293	—	293
Net income	—	—	—	10,969	—	10,969	276	11,245
Other comprehensive loss	—	—	—	—	(6,375)	(6,375)	(204)	(6,579)
Balance at June 30, 2019	44,415,479	$4	$720,812	$14,914	$(7,703)	$728,027	$19,379	$747,406

	Three Months Ended June 30, 2020
				Retained	Accumulated Other	Total
	Common Stock		Additional Paid-	Earnings	Comprehensive	Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	In Capital	(Deficit)	Loss	Corporation Equity	Interests	Equity
Balance at April 1, 2020	52,091,850	$5	$837,064	$(69,605)	$(9,536)	$757,928	$17,631	$775,559
Dividend declared on common stock ($0.25 per share)	—	—	—	(14,003)	—	(14,003)	—	(14,003)
Dividend declared on OP units	—	—	—	—	—	—	(294)	(294)
Stock issued in connection with stock dividend	2,764,487		17,033	—	—	17,033	362	17,395
Contributions, net	—	—	—	—	—	—	(50)	(50)
Offering costs	—	—	(7)	—	—	(7)	—	(7)
Equity component of 2017 convertible note issuance	—	—	(95)	—	—	(95)	(2)	(97)
Stock-based compensation	16,452	—	227	—	—	227	—	227
Manager incentive fee paid in stock	—	—	—	—	—	—	—	—
Net income	—	—	—	33,853	—	33,853	810	34,663
Other comprehensive loss	—	—	—	—	(340)	(340)	(7)	(347)
Balance at June 30, 2020	54,872,789	$5	$854,222	$(49,755)	$(9,876)	$794,596	$18,450	$813,046

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

Unaudited CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
(In Thousands, except share information)	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$(16,853)	$41,693
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	17,389	9,149
Provision for loan losses	39,214	1,866
Impairment loss on real estate, held for sale	3,075	680
Change in repair and denial reserve	2,768	794
Net settlement of derivative instruments	(9,454)	(4,199)
Purchase of loans, held for sale, at fair value	—	(1,349)
Origination of loans, held for sale, at fair value	(2,282,920)	(1,084,686)
Proceeds from disposition and principal payments of loans, held for sale, at fair value	2,265,362	1,057,121
Realized gains, net	(122,336)	(44,778)
Unrealized losses, net	47,790	13,918
Gain on bargain purchase	—	(30,728)
Equity in net loss (income) of unconsolidated joint ventures, net of distributions	3,030	(5,012)
Foreign currency (gain) loss, net	(653)	—
Payoff of purchased future receivables, net of originations	7,387	—
Allowance for doubtful accounts on purchased future receivables	8,688	—
Net changes in operating assets and liabilities
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	12,817	(10,084)
Receivable from third parties	940	6,125
Other assets	1,477	(8,652)
Accounts payable and other accrued liabilities	70,307	135
Net cash (used in) provided by operating activities	48,028	(58,007)
Cash Flow From Investing Activities:
Origination of loans	(473,834)	(567,955)
Purchase of loans	(53,053)	(501,417)
Purchase of mortgage backed securities, at fair value	(1,576)	(9,593)
Funding of unconsolidated joint ventures	(1,698)	(6,951)
Purchase of servicing rights	—	(894)
Proceeds on unconsolidated joint venture in excess of earnings recognized	3,579	6,466
Proceeds from disposition and principal payment of loans	371,699	379,493
Proceeds from sale and principal payment of mortgage backed securities, at fair value	8,546	5,453
Proceeds from sale of real estate	8,955	9,968
Cash acquired in connection with the ORM Merger	—	10,822
Net cash (used in) investing activities	(137,382)	(674,608)
Cash Flows From Financing Activities:
Proceeds from secured borrowings	3,626,223	2,509,321
Payment of secured borrowings	(3,561,787)	(2,366,918)
Proceeds from issuance of securitized debt obligations of consolidated VIEs	495,220	869,940
Payment of securitized debt obligations of consolidated VIEs	(168,042)	(202,085)
Payment of offering costs	—	(75)
Payment of guaranteed loan financing	(59,325)	(26,645)
Payment of deferred financing costs	(9,417)	(15,040)
Equity issuance, net of offering costs	13,364	—
Payment of contingent consideration	—	(1,207)
Payment of promissory note	—	(859)
Distributions from non-controlling interests, net	(50)	(5)
Dividend payments	(25,427)	(26,742)
Net cash (used in) provided by financing activities	310,759	739,685
Net increase (decrease) in cash, cash equivalents, and restricted cash	221,405	7,070
Cash, cash equivalents, and restricted cash at beginning of period	127,980	94,970
Cash, cash equivalents, and restricted cash at end of period	$349,385	$102,040

Supplemental disclosure of operating cash flow
Cash paid for interest	$79,394	$57,916
Cash (received) paid for income taxes	$—	$(2,749)
Stock-based compensation	$1,121	$1,026
Supplemental disclosure of non-cash investing activities
Loans transferred from loans, held for sale, at fair value to loans, net	$509	$750
Loans transferred to real estate owned	8,609	—
Deconsolidation of assets in securitization trusts	$—	$177,815
Supplemental disclosure of non-cash financing activities
Dividend paid in stock	$17,395	$—
Common stock issued in connection with merger transactions	—	12,223,552
Deconsolidation of borrowings in securitization trusts	$—	$177,815
Share-based component of incentive fees	$53	$233

Cash and restricted cash reconciliation
Cash and cash equivalents	$257,017	$41,925
Restricted cash	91,539	38,019
Cash, cash equivalents, and restricted cash in assets of consolidated VIEs	829	22,096
Cash, cash equivalents, and restricted cash at end of period	$349,385	$102,040

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

Sutherland Partners, LP (the “Operating Partnership”) holds substantially all of our assets and conducts substantially all of our business. As of June 30, 2020 and December 31, 2019, the Company owned approximately 97.9% of the operating partnership units (“OP units”) of the Operating Partnership. The Company, as sole general partner of the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Therefore, the Company consolidates the Operating Partnership.

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

The Company reports its results of operations through the following four business segments: i) Acquisitions, ii) SBC Originations, iii) SBA Originations, Acquisitions and Servicing, and iv) Residential Mortgage Banking, with the remaining amounts recorded in Corporate- Other. Our acquisition and origination platforms consist of the following four operating segments:

●	Acquisitions. We acquire performing and non-performing SBC loans as part of our business strategy. We hold performing SBC loans to term, and we seek to maximize the value of the non-performing SBC loans acquired by us through borrower based resolution strategies. We typically acquire non-performing loans at a discount to their unpaid principal balance (“UPB”) when we believe that resolution of the loans will provide attractive risk-adjusted returns. We also acquire purchased future receivables through our Knight Capital, LLC (“Knight Capital”) funding platform.

●	SBC Originations. We originate SBC loans secured by stabilized or transitional investor properties using multiple loan origination channels through our wholly-owned subsidiary, ReadyCap Commercial, LLC (“ReadyCap Commercial”). These originated loans are generally held-for-investment or placed into securitization structures. Additionally, as part of this segment, we originate and service multi-family loan products under the Federal Home Loan Mortgage Corporation’s Small Balance Loan Program (“Freddie Mac” and the “Freddie Mac program”). These originated loans are held for sale, then sold to Freddie Mac.

●	SBA Originations, Acquisitions, and Servicing. We acquire, originate and service owner-occupied loans guaranteed by the SBA under its Section 7(a) loan program (the “SBA Section 7(a) Program”) through our wholly-owned subsidiary, ReadyCap Lending, LLC (“ReadyCap Lending”). We hold an SBA license as one of only 14 non-bank Small Business Lending Companies (“SBLCs”) and have been granted preferred lender status by the SBA. These originated loans are either held-for-investment, placed into securitization structures, or sold.

●	Residential Mortgage Banking. We operate our residential mortgage loan origination segment through our wholly-owned subsidiary, GMFS, LLC ("GMFS"). GMFS originates residential mortgage loans eligible to be purchased, guaranteed or insured by the Federal National Mortgage Association (“Fannie Mae”), Freddie Mac, Federal Housing Administration (“FHA”), U.S. Department of Agriculture (“USDA”) and U.S. Department of

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

Note 2 – Basis of Presentation

The unaudited interim consolidated financial statements presented herein are as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019. These unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”)—as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the U.S. Securities and Exchange Commission.

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

The major disruption caused by COVID-19 halted most economic activity in most of the United States resulting in a significant increase in unemployment claims and a significant decline in the U.S. Gross Domestic Product (“GDP”). COVID-19 could have a continued and prolonged adverse impact on economic and market conditions and trigger a period of global economic slowdown which could have a material adverse effect on the Company’s results and financial condition.

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

Use of estimates

The preparation of the Company’s unaudited interim consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of income and expenses during the reporting period. Management makes subjective estimates to project cash flows the Company expects to receive on its loans and securities as well as the related market discount rates, which significantly impacts the interest income, impairments, allowance for loan loss, and fair values recorded or disclosed. The effects of COVID-19 may negatively and materially impact significant estimates and assumptions used by the Company including, but not limited to estimates of expected credit losses, valuation of our equity method investments and the fair value estimates of the Company’s assets and liabilities. The uncertainty over the ultimate impact COVID-19 will have on the U.S. economy and global economy generally, and on our business in particular, makes any estimates and assumptions as of June 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results could materially differ from those estimates.

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

Restricted cash

Restricted cash represents cash held by the Company as collateral against its derivatives, borrowings under repurchase agreements, borrowings under credit facilities with counterparties, construction and mortgage escrows, as well as cash held for remittance on loans serviced for third parties. Restricted cash is not available for general corporate purposes but may be applied against amounts due to counterparties under existing swaps and repurchase agreement borrowings, or returned to the Company when the restriction requirements no longer exist or at the maturity of the swap or repurchase agreement.

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

In connection with the Company’s adoption of ASU 2016-13 on January 1, 2020, the Company implemented new processes including the utilization of loan loss forecasting models, updates to the Company’s reserve policy documentation, changes to internal reporting processes and related internal controls. The Company has implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for its loan portfolio. The CECL forecasting methods used by the Company include (i) a probability of default and loss given default method using underlying third-party CMBS/CRE loan database with historical loan losses from 1998 to 2020 and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. The Company might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data.

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

As of June 30, 2020, the Company has offset $8.8 million of cash collateral receivable against our gross derivative liability positions. As of June 30, 2020 and December 31, 2019, the cash collateral receivable for derivatives that has not been offset against our derivative liability positions is $11.5 million and $9.5 million, respectively, and is included in restricted cash in the unaudited interim consolidated balance sheets.

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

Servicing rights – SBA and Freddie Mac

SBA and Freddie Mac servicing rights are initially recorded at fair value and subsequently carried at amortized cost. We capitalize the value expected to be realized from performing specified servicing activities for others. Servicing rights are amortized in proportion to and over the period of estimated servicing income and are evaluated for potential impairment quarterly.

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

Borrowing under repurchase agreements

Borrowings under repurchase agreements are accounted for under ASC 860, Transfers and Servicing. Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Through June 30, 2020, none of our repurchase agreements have been accounted for as components of linked transactions. All securities financed through a repurchase agreement have remained on our unaudited interim consolidated balance sheets as an asset and cash received from the lender was recorded on our unaudited interim consolidated balance sheets as a liability. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense in the unaudited interim consolidated statements of income.

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

We provide for exposure in connection with uncertain tax positions, which requires significant judgment by management including determination, based on the weight of the tax law and available evidence, that it is more-likely-than-not that a tax result will be realized. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense on our unaudited interim consolidated statements of income. As of June 30, 2020 and December 31, 2019, we accrued no taxes, interest or penalties related to uncertain tax positions. In addition, we do not anticipate a change in this position in the next 12 months.

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

Residential mortgage banking activities

Residential mortgage banking activities reflect revenue within our residential mortgage banking business directly related to loan origination and sale activity. This primarily consists of the realized gains on sales of residential loans held for sale and loan origination fee income, Residential mortgage banking activities also consists of unrealized gains and losses associated with the changes in fair value of the loans held for sale, the fair value of retained MSR additions, and the realized and unrealized gains and losses from derivative instruments.

Gains and losses from the sale of mortgage loans held for sale are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale and is included in residential mortgage banking activities, in the unaudited interim consolidated statements of income. Sales proceeds reflect the cash received from investors from the sale of a loan plus the servicing release premium if the related MSR is sold. Gains and losses also include the unrealized gains and losses associated with the mortgage loans held for sale and the realized and unrealized gains and losses from IRLCs.

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

			▶	Adopted January 1, 2020.
Issued June 2016	▶

Eliminates existing guidance for PCI loans, and requires recognition of the accretable difference as an increase to the allowance for expected credit losses on financial assets purchased with more than insignificant credit deterioration since origination, with a corresponding increase in the recorded investment of related loans.

▶

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

▶

Requires inclusion of expected recoveries, limited to the cumulative amount of prior write-offs, when estimating the allowance for credit losses for in scope financial assets (including collateral dependent assets).

	▶	Requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption.
ASU 2017-4, Intangibles — Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment	▶	Requires an impairment loss to be recognized when the estimated fair value of a reporting unit falls below its carrying value.	▶	Adopted January 1, 2020.
Issued January 2017	▶	Eliminates the second condition in the current guidance that requires an impairment loss to be recognized only if the estimated implied fair value of the goodwill is below its carrying value.	▶	Based on current impairment test results, the adoption did not have a material effect on the consolidated financial statements.
			▶	The guidance may result in more frequent goodwill impairment losses in future periods due to the removal of the second condition.
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	▶	Provides guidance on increasing the transparency and comparability of the disclosure requirements for fair value measurement.	▶	Adopted in the first quarter of 2020.
Issued August 2018			▶	The adoption did not have a material impact on our consolidated financial statements.

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

Acquisition-related costs directly attributable to the ORM Merger, including legal, accounting, valuation, and other professional or consulting fees, totaling $0.6 million and $6.0 million for the three and six months ended June 30, 2019, were expensed as incurred and are reflected separately within the unaudited interim consolidated statements of income.

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

The acquired intangible assets are definite-lived assets consisting of technology, brokers network and trade name. The estimated fair values of the technology and brokers network were determined using the cost replacement method, and the fair value of the trade name was determined using the relief from royalty method. The estimated fair values of the intangible assets are primarily based on cost assumptions such as replacement costs, which management believes are reasonable. The fair value of the intangible assets with definite lives is as follows):

(In Thousands)	Fair Value	Weighted Average Amortization Life
Internally developed software	$3,800	6 years
Broker network	1,200	4.5 years
Trade name	880	6 years
Total Intangible Assets	$5,880	6 years

Goodwill of $11.2 million was recognized in connection with the Company’s acquisition of Knight Capital as the consideration paid exceeded the fair value of the net assets acquired.

The following pro-forma income and earnings (unaudited) of the combined company are presented for the three and six months ended June 30, 2019, as if the merger had occurred on January 1, 2019:

	For the three months ended	For the six months ended
(In Thousands)	June 30, 2019	June 30, 2019
Selected Financial Data
Interest income	$57,034	$105,787
Interest expense	(35,753)	(71,528)
Provision for loan losses	(1,348)	(1,866)
Non-interest income	48,623	120,548
Non-interest expense	(55,764)	(113,364)
Income before provision for income taxes	12,792	39,577
Income tax benefit	2,956	5,959
Net income	$15,748	$45,536

Note 6 – Loans and allowance for loan losses

The accounting for a loan depends on management’s strategy for the loan, and on whether the loan was credit-deteriorated at the date of acquisition. The Company accounts for loans based on the following loan program categories:

●	Originated or purchased loans held-for-investment– originated transitional loans, originated conventional SBC and SBA loans, or acquired loans with no signs of credit deterioration at time of purchase.
●	Loans at fair value – certain originated conventional SBC loans and PPP loans for which the Company has elected the fair value option
●	Loans, held-for-sale, at fair value – originated or acquired that we intend to sell in the near term

Loan portfolio

The following table summarizes the classification, unpaid principal balance (“UPB”), and carrying value of loans held by the Company including loans of consolidated VIEs:

	June 30, 2020		December 31, 2019
Loans (In Thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Originated Transitional loans	$410,249	$413,526	$593,657	$600,226
Originated SBA 7(a) loans	293,713	295,956	297,934	299,580
Acquired SBA 7(a) loans	224,565	235,105	255,240	269,396
Originated SBC loans	207,983	205,879	133,118	132,227
Acquired loans	204,793	207,036	430,307	433,079
Originated PPP loans, at fair value	105,248	105,248	—	—
Originated SBC loans, at fair value	19,050	19,551	20,212	19,565
Originated Residential Agency loans	4,295	4,295	3,396	3,395
Total Loans, before allowance for loan losses	$1,469,896	$1,486,596	$1,733,864	$1,757,468
Allowance for loan losses	$(37,089)	—	$(5,880)	—
Total Loans, net	$1,432,807	$1,486,596	$1,727,984	$1,757,468
Loans in consolidated VIEs
Loans
Originated SBC loans	$969,659	$960,765	$1,037,844	$1,026,921
Originated Transitional loans	858,613	864,000	490,913	493,217
Acquired loans	794,473	798,841	666,226	671,698
Originated SBA 7(a) loans	73,018	77,203	79,457	83,559
Acquired SBA 7(a) loans	46,385	57,924	53,320	66,997
Total Loans, in consolidated VIEs, before allowance for loan losses	$2,742,148	$2,758,733	$2,327,760	$2,342,392
Allowance for loan losses on loans in consolidated VIEs	$(19,974)	—	$(1,561)	—
Total Loans, net, in consolidated VIEs	$2,722,174	$2,758,733	$2,326,199	$2,342,392
Total Loans, net, and Loans, net in consolidated VIEs	$4,154,981	$4,245,329	$4,054,183	$4,099,860
Loans, held for sale, at fair value
Originated Residential Agency loans	$269,421	$255,745	$136,506	$132,016
Originated Freddie Mac loans	15,355	15,071	21,775	21,513
Originated SBA 7(a) loans	12,382	11,552	28,551	26,669
Acquired loans	511	518	1,245	1,208
Total Loans, held for sale, at fair value	$297,669	$282,886	$188,077	$181,406
Loans, held for sale, at fair value in consolidated VIEs
Loans, held for sale, at fair value
Acquired loans	$3,635	$3,617	$4,434	$4,400
Total Loans, held for sale, at fair value in consolidated VIEs	$3,635	$3,617	$4,434	$4,400
Total Loans, held for sale, at fair value, and Loans, held for sale, at fair value in consolidated VIEs	$301,304	$286,503	$192,511	$185,806
Total Loan portfolio	$4,456,285	$4,531,832	$4,246,694	$4,285,666

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

The following table summarizes the classification, UPB, and carrying value of loans by year of origination:

		Carrying Value by Year of Origination
(In Thousands)	UPB	2020	2019	2018	2017	2016	Pre 2016	Total
June 30, 2020
Loans(1) (2)
Originated Transitional loans	$1,277,526	$196,317	$648,447	$337,312	$58,618	$26,990	$1,091	$1,268,775
Originated SBC loans	1,166,644	72,024	538,488	273,034	113,472	46,030	131,366	1,174,414
Acquired loans	1,005,877	2,501	29,867	22,921	28,023	15,554	898,964	997,830
Originated SBA 7(a) loans	373,159	14,712	100,526	143,662	76,160	22,672	4,468	362,200
Acquired SBA 7(a) loans	293,029	151	23,477	14,900	289	31	227,290	266,138
Originated PPP loans, at fair value	105,248	105,248	—	—	—	—	—	105,248
Originated SBC loans, at fair value	19,551	—	—	—	1,690	11,460	5,900	19,050
Originated Residential Agency loans	4,295	1,288	1,788	708	219	90	202	4,295
Total Loans, before general allowance for loans losses	$4,245,329	$392,241	$1,342,593	$792,537	$278,471	$122,827	$1,269,281	$4,197,950
General allowance for loan losses								$(42,969)
Total Loans, net								$4,154,981

(1) Loan balances include specific allowance for loan losses of $14.1 million.
(2) Includes Loans, net in consolidated VIEs

The following table displays delinquency information on loans, net by year of origination:

		Carrying Value by Year of Origination
(In Thousands)	UPB	2020	2019	2018	2017	2016	Pre 2016	Total
June 30, 2020
Loans(1) (2)
Current and less than 30 days past due	$3,846,470	$391,330	$1,291,375	$737,627	$231,941	$92,100	$1,066,352	$3,810,725
30-89 Days Past Due	303,591	529	49,852	40,313	30,283	9,790	174,306	305,073
90+ Days	95,268	382	1,366	14,597	16,247	20,937	28,623	82,152
Total Loans, before general allowance for loans losses	$4,245,329	$392,241	$1,342,593	$792,537	$278,471	$122,827	$1,269,281	$4,197,950
General allowance for loan losses								$(42,969)
Total Loans, net								$4,154,981

(1) Loan balances include specific allowance for loan losses of $14.1 million.
(2) Includes Loans, net in consolidated VIEs

The following tables display delinquency information on loans, net as of the unaudited interim consolidated balance sheet dates:

	June 30, 2020
Loans (In Thousands)	Current and less than 30 days past due	30-89 Days Past Due	90+ Days Past Due	Total Loans Carrying Value	Non-Accrual Loans	90+ Days Past Due but Accruing
Loans(1)(2)
Originated Transitional loans	$1,186,742	$57,369	$24,664	$1,268,775	$24,664	$—
Originated SBC loans	1,093,804	66,800	13,810	1,174,414	13,810	—
Acquired loans	793,243	179,745	24,842	997,830	31,087	57
Originated SBA 7(a) loans	360,355	—	1,845	362,200	6,372	837
Acquired SBA 7(a) loans	261,189	630	4,319	266,138	9,770	1,300
Originated PPP loans, at fair value	105,248	—	—	105,248	—	—
Originated SBC loans, at fair value	9,011	—	10,039	19,050	—	10,040
Originated Residential Agency loans	1,133	529	2,633	4,295	2,383	425
Total Loans, before general allowance for loans losses	$3,810,725	$305,073	$82,152	$4,197,950	$88,086	$12,659
General allowance for loan losses				$(42,969)
Total Loans, net				$4,154,981
Percentage of outstanding	90.7%	7.3%	2.0%	100%	2.1%	0.3%
(1) Loan balances include specific allowance for loan losses of $14.1 million.
(2) Includes Loans, net in consolidated VIEs

	December 31, 2019
Loans (In Thousands)	Current and less than 30 days past due	30-89 Days Past Due	90+ Days Past Due	Total Loans Carrying Value	Non-Accrual Loans	90+ Days Past Due but Accruing
Loans(1)(2)
Originated Transitional loans	$1,074,955	$5,728	$5,645	$1,086,328	$24,587	$—
Originated SBC loans	1,137,140	15,670	16,089	1,168,899	16,089	—
Acquired loans	1,032,259	45,894	16,130	1,094,283	23,500	3,382
Acquired SBA 7(a) loans	297,172	4,646	5,042	306,860	9,177	1,326
Originated SBC loans, at fair value	20,212	—	—	20,212	—	—
Originated SBA 7(a) loans	370,101	5,238	1,290	376,629	8,882	—
Originated Residential Agency loans	582	635	2,179	3,396	2,105	74
Total Loans, before allowance for loans losses	$3,932,421	$77,811	$46,375	$4,056,607	$84,340	$4,782
General allowance for loan losses				$(2,424)
Total Loans, net				$4,054,183
Percentage of outstanding	97.0%	1.9%	1.1%	100%	2.1%	0.1%
(1) Loan balances include specific allowance for loan losses of $4.0 million.
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

The following tables presents quantitative information on the credit quality of loans, net as of the unaudited interim consolidated balance sheet dates:

	Loan-to-Value (a)
(In Thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
June 30, 2020
Loans(1) (2)
Originated Transitional loans	$5,407	$35,443	$223,154	$897,430	$104,974	$2,367	$1,268,775
Originated SBC loans	—	66,041	463,824	613,058	22,754	8,737	1,174,414
Acquired loans	222,563	378,245	236,043	113,572	28,988	18,419	997,830
Originated SBA 7(a) loans	1,365	15,494	48,894	133,045	63,760	99,642	362,200
Acquired SBA 7(a) loans	8,741	38,950	96,622	65,475	30,392	25,958	266,138
Originated PPP loans, at fair value	—	—	—	—	—	105,248	105,248
Originated SBC loans, at fair value	—	7,591	—	11,459	—	—	19,050
Originated Residential Agency loans	—	51	90	810	3,069	275	4,295
Total Loans, before general allowance for loans losses	$238,076	$541,815	$1,068,627	$1,834,849	$253,937	$260,646	$4,197,950
General allowance for loan losses							$(42,969)
Total Loans, net							$4,154,981
Percentage of outstanding	5.7%	12.9%	25.5%	43.7%	6.0%	6.2%
December 31, 2019
Loans(1) (2)
Originated Transitional loans	$1,736	$28,108	$277,388	$750,298	$28,059	$739	$1,086,328
Originated SBC loans	—	60,601	431,312	660,733	8,045	8,208	1,168,899
Acquired loans	218,679	371,471	293,216	161,431	35,731	13,755	1,094,283
Acquired SBA 7(a) loans	7,712	39,566	103,590	83,954	39,726	32,312	306,860
Originated SBC loans, at fair value	—	8,192	—	6,422	5,598	—	20,212
Originated SBA 7(a) loans	865	13,843	41,166	130,177	78,544	112,034	376,629
Originated Residential Agency loans	—	51	—	830	2,393	122	3,396
Total Loans, before allowance for loans losses	$228,992	$521,832	$1,146,672	$1,793,845	$198,096	$167,170	$4,056,607
General allowance for loan losses							$(2,424)
Total Loans, net							$4,054,183
Percentage of outstanding	5.6%	12.9%	28.3%	44.2%	4.9%	4.1%
(a) Loan-to-value is calculated as carrying amount as a percentage of current collateral value
(1) Loan balances include specific allowance for loan loss reserves.
(2) Includes Loans, net in consolidated VIEs

As of June 30, 2020 and December 31, 2019, the Company’s total carrying amount of loans in the foreclosure process was $1.1 million and $0.8 million, respectively.

The following table displays the geographic concentration of the Company’s loans, net, secured by real estate recorded on our unaudited interim consolidated balance sheets.

Geographic Concentration (% of Unpaid Principal Balance)	June 30, 2020	December 31, 2019
California	17.8%	16.9%
Texas	15.2	15.2
New York	8.4	8.3
Florida	8.1	8.3
Illinois	5.4	5.2
Georgia	4.7	4.8
Arizona	3.4	3.4
North Carolina	3.2	3.2
Washington	2.9	2.8
Colorado	2.7	2.8
Other	28.2	29.1
Total	100.0%	100.0%

The following table displays the collateral type concentration of the Company’s loans, net, on our unaudited interim consolidated balance sheets.

Collateral Concentration (% of Unpaid Principal Balance)	June 30, 2020	December 31, 2019
Multi-family	26.0%	26.6%
Retail	16.8	17.5
SBA(1)	18.2	17.6
Office	12.3	12.9
Mixed Use	12.0	10.4
Industrial	6.5	6.4
Lodging/Residential	3.1	3.3
Other	5.1	5.3
Total	100.0%	100.0%
(1) Further detail provided on SBA collateral concentration is included in table below.

The following table displays the collateral type concentration of the Company’s SBA loans within loans, net, on our unaudited interim consolidated balance sheets.

Collateral Concentration (% of Unpaid Principal Balance)	June 30, 2020	December 31, 2019
Lodging	16.3%	17.3%
Offices of Physicians	12.4	14.1
Child Day Care Services	6.9	8.1
Eating Places	5.4	6.1
Veterinarians	3.4	4.1
Gasoline Service Stations	3.3	3.7
Funeral Service & Crematories	1.9	2.0
Grocery Stores	1.8	2.0
Auto	0.9	1.3
Other	47.7	41.3
Total	100.0%	100.0%

Allowance for loan losses

The following tables detail the activity of the allowance for loan losses for loans:

	Three Months Ended June 30, 2020
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Originated Residential Agency Loans	Total Allowance for loan losses
Beginning balance	$10,362	$24,264	$10,646	$5,622	$7,074	$—	$57,968
Provision for (Recoveries of) loan losses	(1,388)	(4,433)	1,960	190	2,580	500	(591)
Charge-offs and sales	—	—	(42)	(97)	(204)	—	(343)
Recoveries	—	—	—	29	—	—	29
Ending balance	$8,974	$19,831	$12,564	$5,744	$9,450	$500	$57,063

	Three Months Ended June 30, 2019
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Originated Residential Agency Loans	Total Allowance for loan losses
Beginning balance	$—	$222	$5,041	$2,274	$740	$—	$8,277
Provision for (Recoveries of) loan losses	421	145	161	601	(46)	66	1,348
Charge-offs and sales	—	—	—	(630)	—	—	(630)
Recoveries	—	—	(130)	(51)	—	—	(181)
Ending balance	$421	$367	$5,072	$2,194	$694	$66	$8,814

	Six Months Ended June 30, 2020
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Originated Residential Agency Loans	Total Allowance for loan losses
Beginning balance	$304	$188	$3,054	$2,114	$1,781	$—	$7,441
Cumulative-effect adjustment upon adoption of ASU 2016-13	2,400	1,906	1,878	3,562	1,379	—	11,125
Provision for (recoveries of) loan losses	6,270	17,737	7,682	202	6,823	500	39,214
Charge-offs and sales	—	—	(50)	(229)	(533)	—	(812)
Recoveries	—	—	—	95	-	—	95
Ending balance	$8,974	$19,831	$12,564	$5,744	$9,450	$500	$57,063

	Six Months Ended June 30, 2019
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Originated Residential Agency Loans	Total Allowance for loan losses
Beginning balance	$11	$353	$5,052	$2,318	$586	$—	$8,320
Provision for (recoveries of) loan losses	410	14	495	773	108	66	1,866
Charge-offs and sales	—	—	—	(962)	—	—	(962)
Recoveries	—	—	(475)	65	—	—	(410)
Ending balance	$421	$367	$5,072	$2,194	$694	$66	$8,814

Non-accrual loans

The following table details information about the Company’s non-accrual loans:

(In Thousands)	June 30, 2020	December 31, 2019
Non-accrual loans
With an allowance	$26,429	$18,063
Without an allowance	61,657	60,036
Total recorded carrying value of non-accrual loans	$88,086	$78,099
Allowance for loan losses related to non-accrual loans	$(13,192)	$(2,093)
Unpaid principal balance of non-accrual loans	$108,615	$83,991

	June 30, 2020	June 30, 2019
Interest income on non-accrual loans for the three months ended	$290	$328
Interest income on non-accrual loans for the six months ended	$1,061	$934

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

In March 2020, a joint statement was issued by federal and state regulatory agencies, after consultation with the FASB, to clarify that short-term loan modifications are not TDRs if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to any relief. Under this guidance, six months is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification program is implemented. The guidance also provides that these modified loans generally will not be classified as non-accrual during the term of the modification. For borrowers who are 30 days or more past due when enrolling in a loan modification program related to the COVID-19 pandemic, we evaluate the loan modifications under our existing TDR framework, and where such a loan modification would result in a concession to a borrower experiencing financial difficulty, the loan will be accounted for as a TDR and will generally not accrue interest.

The following table summarizes the recorded investment of TDRs in the unaudited interim consolidated balance sheet by loan type as of the unaudited interim consolidated balance sheet dates.

	June 30, 2020			December 31, 2019
(In Thousands)	SBC	SBA	Total	SBC	SBA	Total
Recorded carrying value modified loans classified as TDRs	$10,344	$13,085	$23,429	$6,258	$14,204	$20,462
Allowance for loan losses on loans classified as TDRs	$215	$(3,602)	$(3,387)	$274	$454	$728

Carrying value of modified loans classified as TDRs
Carrying value of modified loans classified as TDRs on accrual status	$278	$6,674	$6,952	$333	$7,437	$7,770
Carrying value of modified loans classified as TDRs on non-accrual status	10,066	6,411	16,477	5,925	6,767	12,692
Total carrying value of modified loans classified as TDRs	$10,344	$13,085	$23,429	$6,258	$14,204	$20,462

The following table summarizes the TDR activity that occurred during the three and six months ended June 30, 2020 and 2019 and the financial effects of these modifications.

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(In Thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	2	3	5	—	5	5
Pre-modification recorded balance (a)	$8,305	$211	$8,516	$—	$193	$193
Post-modification recorded balance (a)	$8,305	250	$8,555	$—	$180	$180

Number of loans that remain in default as of June 30, 2020 (b)	2	—	2	—	—	—
Balance of loans that remain in default as of June 30, 2020 (b)	$8,305	$—	$8,305	$—	$—	$—

Concession granted (a):
Term extension	$—	$250	$250	$—	$184	$184
Interest rate reduction	—	—	—	—	—	—
Principal reduction	—	—	—	—	—	—
Foreclosure	8,305	—	8,305	—	—	—
Total	$8,305	$250	$8,555	$—	$184	$184
(a) Represents carrying value.

(b) Represents the June 30, 2020 carrying values of the TDRs that occurred during the three months ended June 30, 2020 and 2019 that remained in default as of June 30, 2020. Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected. For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(In Thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	3	10	13	1	14	15
Pre-modification recorded balance (a)	$8,456	$2,978	$11,434	$103	$1,872	$1,975
Post-modification recorded balance (a)	$8,456	$3,018	$11,474	$103	$1,829	$1,932

Number of loans that remain in default as of June 30, 2020 (b)	2	1	3	1	5	6
Balance of loans that remain in default as of June 30, 2020 (b)	$8,305	$141	$8,446	$105	$299	$404

Concession granted (a):
Term extension	$—	$1,850	$1,850	$—	$1,411	$1,411
Interest rate reduction	—	—	—	—	—	—
Principal reduction	—	—	—	—	—	—
Foreclosure	8,305	141	8,446	105	217	322
Total	$8,305	$1,991	$10,296	$105	$1,628	$1,733
(a) Represents carrying value.

(b) Represents the June 30, 2020 carrying values of the TDRs that occurred during the six months ended June 30, 2020 and 2019 that remained in default as of June 30, 2020. Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected. For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

The Company does not believe the financial impact of the presented TDRs to be material. The other elements of the Company’s modification programs do not have a significant impact on financial results given their relative size, or do not have a direct financial impact as in the case of covenant changes.

PCD loans

In the three and six months ended June 30, 2020 and 2019, the Company did not acquire any PCD loans.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of June 30, 2020:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Loans, held for sale, at fair value	$—	$301,304	$—	$301,304
Loans, net, at fair value	—	—	124,298	124,298
Mortgage backed securities, at fair value	—	75,000	411	75,411
Derivative instruments, at fair value	—	—	19,037	19,037
Residential mortgage servicing rights, at fair value	—	—	73,645	73,645
Total assets	$—	$376,304	$217,391	$593,695

Liabilities:
Derivative instruments, at fair value	$—	$9,106	$—	$9,106
Total liabilities	$—	$9,106	$—	$9,106

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2019:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Loans, held for sale, at fair value	$—	$192,510	$—	$192,510
Loans, net, at fair value	—	—	20,212	20,212
Mortgage backed securities, at fair value	—	92,006	460	92,466
Derivative instruments, at fair value	—	—	2,814	2,814
Residential mortgage servicing rights, at fair value	—	—	91,174	91,174
Total assets	$—	$284,516	$114,660	$399,176

Liabilities:
Derivative instruments, at fair value	$—	$5,250	$—	$5,250
Total liabilities	$—	$5,250	$—	$5,250

The following tables present a summary of changes in our Level 3 assets and liabilities:

	Three Months Ended June 30, 2020
(In Thousands)	MBS	Derivatives	Loans, held at fair value	Residential MSRs, at fair value
Beginning Balance	$103	$17,250	$19,813	$78,631
Purchases or Originations	—	—	105,530	13,331
Sales / Principal payments	—	—	(288)	(6,274)
Unrealized gains (losses), net	—	1,787	(757)	(12,043)
Transfer to (from) Level 3	308	—	—	—
Ending Balance	$411	$19,037	$124,298	$73,645

Unrealized gains (losses), net on assets or liabilities held at the end of the period	$307	$19,037	$(501)	$(38,435)

	Three Months Ended June 30, 2019
(In Thousands)	MBS	Derivatives	Loans, held at fair value	Residential MSRs, at fair value	Contingent consideration
Beginning Balance	$27,200	$2,483	$22,595	$88,218	$—
Purchases or Originations	9,593	—	—	—	—
Additions due to loans sold, servicing retained	—	—	—	5,861	—
Sales / Principal payments	(567)	—	(2,165)	(2,082)	—
Realized gains, net	127	—	(165)	—	—
Unrealized gains (losses), net	200	1,187	144	(6,339)	—
Accreted discount, net	44	—	—	—	—
Transfer to (from) Level 3	58	—	—	—	—
Ending Balance	$36,655	$3,670	$20,409	$85,658	$—

Unrealized gains (losses), net on assets or liabilities held at the end of the period	$2,699	$3,670	$331	$(2,705)	$—

	Six Months Ended June 30, 2020
(In Thousands)	MBS	Derivatives	Loans, held at fair value	Residential MSRs, at fair value
Beginning Balance	$460	$2,814	$20,212	$91,174
Purchases or Originations	—	—	105,530	—
Additions due to loans sold, servicing retained	—	—	—	20,478
Sales / Principal payments	(2)	—	(296)	(9,527)
Unrealized gains (losses), net	(40)	16,223	(1,148)	(28,480)
Transfer to (from) Level 3	(7)	—	—	—
Ending Balance	$411	$19,037	$124,298	$73,645

Unrealized gains (losses), net on assets or liabilities held at the end of the period	$307	$19,037	$(501)	$(38,435)

	Six Months Ended June 30, 2019
(In Thousands)	MBS	Derivatives	Loans, held at fair value	Residential MSRs, at fair value	Contingent consideration
Beginning Balance	$12,148	$1,776	$22,664	$93,065	$1,207
Purchases or Originations	9,593	—	—	—	—
Additions due to loans sold, servicing retained	—	—	—	9,454	—
Sales / Principal payments	(669)	—	(2,194)	(3,394)	—
Realized gains (losses), net	107	—	(166)	—	—
Unrealized gains (losses), net	289	1,894	105	(13,467)	—
Accreted discount, net	46	—	—	—	—
Amortization and adjustment for earn-out payments	—	—	—	—	(1,207)
Transfer to (from) Level 3	15,141	—	—	—	—
Ending Balance	$36,655	$3,670	$20,409	$85,658	$—

Unrealized gains (losses), net on assets or liabilities held at the end of the period	$2,699	$3,670	$331	$(2,705)	$—

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

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level 3 of the fair value hierarchy as of June 30, 2020 using third party information without adjustment:

		Predominant			Weighted
		Valuation			Average Price
(In Thousands, except price)	Fair Value	Technique	Type	Price Range	(a)
Loans, held at fair value	$124,298	Single External Source	Third Party Mark	$94.31 – 107.74	$99.60
Mortgage backed securities, at fair value (b)	308	Broker Quotes	Third Party Mark	1.00 – 1.00	1.00
Mortgage backed securities, at fair value	103	Transaction Price	Transaction Price	99.00 – 99.00	99.00
Residential mortgage servicing rights, at fair value	73,645	Single external source	Discounted cash flow	N/A	N/A
(a)	Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class
(b)	Price ranges and weighted averages represent interest-only strips with a fair value of $0.3 million as of June 30, 2020

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

Financial instruments not carried at fair value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value in the unaudited interim consolidated balance sheets and are classified as Level 3:

	June 30, 2020		December 31, 2019
(In Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Loans, net	$4,030,683	$4,065,820	$4,033,972	$4,147,831
Purchased future receivables, net	27,190	27,190	43,265	43,265
Servicing rights	34,116	38,407	30,795	34,723
Total assets	$4,091,989	$4,131,417	$4,108,032	$4,225,819
Liabilities:
Secured borrowings	$1,253,895	$1,253,895	$1,189,392	$1,189,392
Securitized debt obligations of consolidated VIEs, net	2,140,009	2,158,456	1,815,154	1,859,047
Senior secured note, net	179,481	186,738	179,289	190,923
Guaranteed loan financing	436,532	462,852	485,461	515,182
Convertible notes, net	111,581	79,537	111,040	116,654
Corporate debt, net	150,387	124,302	149,986	161,098
Total liabilities	$4,271,885	$4,265,780	$3,930,322	$4,032,296

Other assets totaling $13.0 million at June 30, 2020 and $20.7 million at December 31, 2019 are not carried at fair value and include due from servicers and accrued interest, which are reflected in Note 19. Receivable from third parties totaling $0.3 million at June 30, 2020 and $1.2 million at December 31, 2019 are not carried at fair value. For these instruments, carrying value approximates fair value and are classified as Level 3.

Accounts payable and other accrued liabilities totaling $25.7 million at June 30, 2020 and $20.0 million at December 31, 2019 are not carried at fair value and include Payable to related parties and Accrued interest payable which are included in Note 19. For these instruments, carrying value approximates fair value and are classified as Level 3.

Note 8 – Mortgage backed securities

The following table presents certain information about the Company’s MBS portfolio, which are classified as trading securities and carried at fair value, as of June 30, 2020 and December 31, 2019.

		Weighted
	Weighted	Average				Gross	Gross
	Average	Interest	Principal	Amortized		Unrealized	Unrealized
(In Thousands)	Maturity (a)	Rate (a)	Balance	Cost	Fair Value	Gains	Losses
June 30, 2020
Mortgage backed securities, at fair value
Freddie Mac Loans	11/2037	3.8%	$74,806	$54,818	$53,505	$1,430	$(2,743)
Commercial Loans	10/2049	4.8	46,992	26,713	21,803	—	(4,910)
Tax Liens	09/2026	6.0	104	104	103	—	(1)
Total Mortgage backed securities, at fair value	06/2042	4.2%	$121,902	$81,635	$75,411	$1,430	$(7,654)
December 31, 2019
Mortgage backed securities, at fair value
Freddie Mac Loans	06/2037	4.3%	$83,149	$61,207	$66,108	$4,915	$(14)
Commercial Loans	02/2051	5.4	35,984	25,358	26,255	924	(27)
Tax Liens	09/2026	6.0	104	104	103	—	(1)
Total Mortgage backed securities, at fair value	07/2041	4.6%	$119,237	$86,669	$92,466	$5,839	$(42)

(a)	Weighted based on current principal balance

The following table presents certain information about the maturity of the Company’s MBS portfolio as of June 30, 2020 and December 31, 2019.

	Weighted
	Average
	Interest	Principal	Amortized
(In Thousands)	Rate (a)	Balance	Cost	Fair Value
June 30, 2020
Mortgage backed securities, at fair value
After five years through ten years	6.0%	$104	$104	$103
After ten years	4.2	121,798	81,531	75,308
Total Mortgage backed securities, at fair value	4.2%	$121,902	$81,635	$75,411
December 31, 2019
Mortgage backed securities, at fair value
After five years through ten years	3.8%	$2,869	$2,641	$2,825
After ten years	4.7	116,368	84,028	89,641
Total	4.6%	$119,237	$86,669	$92,466

(a)	Weighted based on current principal balance.

(b)
(c)

Note 9 - Servicing rights

The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The Company’s servicing fees are specified by pooling and servicing agreements.

The following table presents information about the Company’s portfolios of servicing rights:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
SBA servicing rights, at amortized cost
Beginning net carrying amount	$17,536	$16,448	$17,660	$16,749
Additions due to loans sold, servicing retained	374	948	1,335	2,775
Acquisitions		894		—
Amortization	(860)	(838)	(1,733)	(1,660)
Impairment	268	548	56	136
Ending net carrying value of SBA servicing rights	$17,318	$18,000	$17,318	$18,000
Freddie Mac multi-family servicing rights, at amortized cost
Beginning net carrying amount	$13,944	$10,986	$13,135	$10,248
Additions due to loans sold, servicing retained	3,539	680	4,987	1,947
Amortization	(685)	(563)	(1,324)	(1,092)
Ending net carrying value of Freddie Mac multi-family servicing rights	$16,798	$11,103	$16,798	$11,103
Ending net carrying value of SBA and Freddie Mac multi-family servicing rights, at amortized cost	$34,116	$29,103	$34,116	$29,103
Residential mortgage servicing rights, at fair value
Beginning Balance	$78,631	$88,218	$91,174	$93,065
Additions due to loans sold, servicing retained	13,331	5,861	20,478	9,454
Loan pay-offs	(6,274)	(2,082)	(9,527)	(3,394)
Unrealized losses	(12,043)	(6,339)	(28,480)	(13,467)
Ending fair value of residential mortgage servicing rights	$73,645	$85,658	$73,645	$85,658
Total servicing rights	$107,761	$114,761	$107,761	$114,761

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

The following table presents additional information about the Company’s SBA and Freddie Mac multi-family servicing rights:

	As of June 30, 2020		As of December 31, 2019
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Carrying Value	Amount	Carrying Value
SBA	$576,416	$17,318	$568,017	$17,660
Freddie Mac multi-family	1,399,652	16,798	1,167,476	13,135
Total	$1,976,068	$34,116	$1,735,493	$30,795

The significant assumptions used in the June 30, 2020 and December 31, 2019 estimated valuation of the Company’s SBA and Freddie Mac multi-family servicing rights carried at amortized cost include:

	June 30, 2020				December 31, 2019
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA servicing rights (at amortized cost)
• Forward prepayment rate	6.8	-	21.1%	9.2%	6.3	-	21.2%	9.3%
• Forward default rate	0.0	-	10.2%	7.4%	0.0	-	10.8%	7.3%
• Discount rate	7.1	-	7.1%	7.1%	8.8	-	8.8%	8.8%
• Servicing expense	0.4	-	0.4%	0.4%	0.4	-	0.4%	0.4%

Freddie Mac multi-family servicing rights (at amortized cost)
• Forward prepayment rate	0.5	-	15.9%	6.6%	0.5	-	15.9%	6.6%
• Forward default rate	0.0	-	0.5%	0.3%	0.0	-	0.5%	0.4%
• Discount rate	6.0	-	6.0%	6.0%	6.0	-	6.0%	6.0%
• Servicing expense	0.2	-	0.3%	0.2%	0.2	-	0.3%	0.2%

These assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the carrying amount of the Company’s SBA and Freddie Mac multi-family servicing rights.

(In Thousands)	June 30, 2020	December 31, 2019
SBA servicing rights (at amortized cost)
• Forward prepayment rate
10% adverse change	$(587)	$(563)
20% adverse change	(1,143)	(1,097)

• Default rate
10% adverse change	$(102)	$(94)
20% adverse change	(204)	(186)

• Discount rate
10% adverse change	$(446)	$(520)
20% adverse change	(870)	(1,011)

Freddie Mac multi-family servicing rights (at amortized cost)
• Forward prepayment rate
10% adverse change	$(369)	$(285)
20% adverse change	(722)	(558)

• Default rate
10% adverse change	$(6)	$(5)
20% adverse change	(12)	(10)

• Discount rate
10% adverse change	$(470)	$(381)
20% adverse change	(920)	(746)

The estimated future amortization expense for the servicing rights is expected to be as follows:

(In Thousands)	June 30, 2020
2020	$3,282
2021	5,920
2022	5,143
2023	4,447
2024	3,820
Thereafter	11,504
Total	$34,116

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

The following table presents additional information about the Company’s residential mortgage servicing rights carried at fair value:

	As of June 30, 2020		As of December 31, 2019
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Fair Value	Amount	Fair Value
Fannie Mae	$3,614,646	$29,789	$3,388,630	$37,309
Ginnie Mae	2,592,409	23,946	2,504,993	29,869
Freddie Mac	2,498,230	19,910	2,270,981	23,996
Total	$8,705,285	$73,645	$8,164,604	$91,174

The significant assumptions used in the June 30, 2020 and December 31, 2019 valuation of the Company’s residential mortgage servicing rights carried at fair value include:

	June 30, 2020				December 31, 2019
	Range of input values			Weighted Average	Range of input values			Weighted Average
Residential mortgage servicing rights (at fair value)
• Forward prepayment rate	11.5	-	22.1%	12.9%	7.1	-	18.7%	10.1%
• Discount rate	9.1	-	12.0%	10.0%	9.0	-	11.0%	9.6%
• Servicing expense	$70	-	$85	$74	$70	-	$85	$75

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the fair value of the Company’s residential mortgage servicing rights:

(In Thousands)	June 30, 2020	December 31, 2019
Prepayment rate
10% adverse change	$(4,532)	$(4,195)
20% adverse change	(8,719)	(8,091)
Discount rate
10% adverse change	$(2,588)	$(3,450)
20% adverse change	(4,998)	(6,654)
Cost of servicing
10% adverse change	$(1,446)	$(1,648)
20% adverse change	(2,892)	(3,297)

Note 10 – Residential mortgage banking activities and variable expenses on residential mortgage banking activities

Residential mortgage banking activities reflect revenue within our residential mortgage banking business directly related to loan origination and sale activity. This primarily consists of the realized gains on sales of residential loans held for sale and loan origination fee income. Residential mortgage banking activities also consists of unrealized gains and losses associated with the changes in fair value of the loans held for sale, the fair value of retained MSR additions, and the realized and unrealized gains and losses from derivative instruments.

Variable expenses include correspondent fee expenses and other direct expenses relating to these loans, which vary based on loan origination volumes.

The following table presents the components of residential mortgage banking activities and variable expenses on residential mortgage banking activities recorded in the Company’s unaudited interim consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Realized and unrealized gains and losses of residential mortgage loans held for sale, at fair value	$57,450	$13,886	$82,616	$24,085
Creation of new mortgage servicing rights, net of payoffs	7,057	3,779	10,950	6,060
Loan origination fee income on residential mortgage loans	3,907	2,624	7,211	4,367
Unrealized gains (loss) on IRLCs and other derivatives	12,150	732	16,456	1,096
Residential mortgage banking activities	$80,564	$21,021	$117,233	$35,608

Variable expenses on residential mortgage banking activities	$(36,446)	$(13,501)	$(56,575)	$(22,677)

Note 11 – Secured borrowings

The following tables present certain characteristics of our secured borrowings:

							Carrying Value at
Lender	Asset Class	Current Maturity	Pricing	Facility Size		Pledged Assets Carrying Value	June 30, 2020	December 31, 2019
JPMorgan	Acquired loans, SBA loans	June 2021	1M L + 2.00 to 2.75%	$250,000		$47,576	$34,525	$88,972
Keybank	Freddie Mac loans	February 2021	1M L + 1.30%	100,000		15,355	15,071	21,513
East West Bank	SBA loans	October 2020	Prime - 0.821 to + 0.29%	50,000		43,572	33,887	13,294
Credit Suisse	Acquired loans (non USD)	December 2021	Euribor + 2.50%	224,680	(a)	51,025	37,709	37,646
FCB	Acquired loans	June 2021	2.75%	—		—	—	1,354
Comerica Bank	Residential loans	March 2021	1M L + 1.75%	100,000		92,811	85,930	56,822
TBK Bank	Residential loans	October 2020	Variable Pricing	150,000		129,298	123,459	52,151
Origin Bank	Residential loans	September 2020	Variable Pricing	70,000		26,079	24,277	15,343
Associated Bank	Residential loans	November 2020	1M L + 1.50%	40,000		22,097	20,477	5,823
East West Bank	Residential MSRs	September 2023	1M L + 2.50%	50,000		49,699	37,700	39,900
Credit Suisse	Purchased future receivables, PPP loans	June 2021	1M L + 4.50%	150,000		132,438	114,345	34,900
Rabobank	Real estate	January 2021	4.22%	14,500		18,953	12,353	12,485
Total borrowings under credit facilities (b)				$1,199,180		$628,903	$539,733	$380,203
Citibank	Fixed rate, Transitional, Acquired loans	October 2020	1M L + 1.875 to 2.125%	$500,000		$158,192	$132,257	$124,718
Deutsche Bank	Fixed rate, Transitional loans	November 2021	3M L + 2.00 to 2.40%	350,000		237,295	165,604	141,356
JPMorgan	Transitional loans	December 2020	1M L + 2.25 to 4.00%	400,000		269,399	182,293	250,466
JPMorgan	MBS	September 2020	2.82 to 4.82%	81,093		118,452	81,093	93,715
Deutsche Bank	MBS	January 2021	3.54%	16,354		20,189	16,354	44,730
Citibank	MBS	August 2020	4.37 to 5.60%	61,244		114,749	61,244	56,189
Bank of America	MBS	Matured	1.31 to 1.61%	—		—	—	38,954
RBC	MBS	October 2020	3.03 to 4.43%	40,317		60,484	40,317	59,061
Related party	Originated SBC, Originated transitional, Acquired loans	September 2020	1ML +12.0%	35,000		61,226	35,000	—
Total borrowings under repurchase agreements (c)				$1,484,008		$1,039,986	$714,162	$809,189
Total secured borrowings				$2,683,188		$1,668,889	$1,253,895	$1,189,392

(a) The current facility size is €200.0 million but has been converted into USD for purposes of this disclosure.

(b) The weighted average interest rate of borrowings under credit facilities was 3.2% and 4.0% as of June 30, 2020 and December 31, 2019, respectively.

(c) The weighted average interest rate of borrowings under repurchase agreements was 3.7% and 4.2% as of June 30, 2020 and December 31, 2019, respectively.

The following table presents the carrying value of the Company’s collateral pledged with respect to secured borrowings outstanding with our lenders:

	Pledged Assets Carrying Value at
(In Thousands)	June 30, 2020	December 31, 2019
Collateral pledged - borrowings under credit facilities
Loans, held for sale, at fair value	$289,377	$159,928
Loans, net	138,436	276,810
Mortgage servicing rights	49,699	61,304
Purchased future receivables	27,190	43,265
Loans, net (Originated PPP loans, at fair value)	105,248	—
Real estate, held for sale	18,953	19,950
Total collateral pledged on borrowings under credit facilities	$628,903	$561,257
Collateral pledged - borrowings under repurchase agreements
Loans, net	$697,913	$721,887
Mortgage backed securities	71,546	113,436
Investment in unconsolidated joint ventures	28,199	—
Retained interest in assets of consolidated VIEs	242,328	271,880
Total collateral pledged on borrowings under repurchase agreements	$1,039,986	$1,107,203
Total collateral pledged on secured borrowings	$1,668,889	$1,668,460

The agreements governing the Company’s secured borrowings and promissory note require the Company to maintain certain financial and debt covenants. The Company was in compliance with all debt and financial covenants as of June 30, 2020 and December 31, 2019.

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

As of June 30, 2020, we were in compliance with all covenants with respect to the Senior Secured Notes.

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

At issuance, we allocated $112.7 million and $2.3 million of the carrying value of the Convertible Notes to its debt and equity components, respectively, before the allocation of deferred financing costs. As of June 30, 2020, we were in compliance with all covenants with respect to the Convertible Notes.

Corporate debt, net

On April 27, 2018, the Company completed the public offer and sale of $50,000,000 aggregate principal amount of its 6.50% Senior Notes due 2021 (the “2021 Notes”). The Company issued the 2021 Notes under a base indenture, dated August 9, 2017, as supplemented by the second supplemental indenture, dated as of April 27, 2018, between the Company and U.S. Bank National Association, as trustee. The 2021 Notes bear interest at a rate of 6.50% per annum, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018. The 2021 Notes will mature on April 30, 2021, unless earlier redeemed or repurchased.

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

In December 2019, the Company completed the public offer and sale of $45.0 million aggregate principal amount of the 2026 Notes. The new notes have the same terms (expect with respect to issue date, issue price and the date from which interest will accrue) as, are fully fungible with and are treated as a single series of debt securities as, the 6.20% Senior Notes due 2026 the Company issued on July 22, 2019.

As of June 30, 2020, we were in compliance with all covenants with respect to the corporate debt.

The following table presents the components of the Senior Secured Notes, Convertible Notes, and Corporate Debt, including the carrying value for the aggregate contractual maturities, in the consolidated balance sheet:

(in thousands, except rates)	Coupon Rate	Maturity Date	June 30, 2020
Senior secured notes principal amount(1)	7.50%	2/15/2022	$180,000
Unamortized premium - Senior secured notes			1,288
Unamortized deferred financing costs - Senior secured notes			(1,807)
Total Senior secured notes, net			$179,481
Convertible notes - principal amount (2)	7.00%	8/15/2023	115,000
Unamortized discount - Convertible notes (3)			(1,255)
Unamortized deferred financing costs - Convertible notes			(2,164)
Total Convertible notes, net			$111,581
Corporate debt principal amount(4)	6.50%	4/30/2021	$50,000
Corporate debt principal amount(5)	6.20%	7/30/2026	104,250
Unamortized discount - Corporate debt			405
Unamortized deferred financing costs - Corporate debt			(4,268)
Total Corporate debt, net			$150,387
Total carrying amount of debt components			$441,449
Total carrying amount of conversion option of equity components recorded in equity			$1,255
(1)	Interest on the Senior Secured Notes is payable semiannually on each February 15 and August 15, beginning on August 15, 2017.
(2)	Interest on the Convertible Notes is payable quarterly on February 15, May 15, August 15, and November 15 of each year, beginning on November 15, 2017.
(3)	Represents the discount created by separating the conversion option from the debt host instrument.
(4)	Interest on the corporate debt is payable January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018.
(5)	Interest on the corporate debt is payable January 30, April 30, July 30, and October 30 of each year, beginning on October 30, 2019.

The following table presents the contractual maturities of the Senior Secured Notes, Convertible Notes, and Corporate debt:

(In Thousands)	June 30, 2020
2020	$—
2021	50,000
2022	180,000
2023	115,000
2024	—
Thereafter	104,250
Total contractual amounts	449,250
Unamortized deferred financing costs, discounts, and premiums, net	(7,801)
Total carrying amount of debt components	$441,449

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

The following table presents guaranteed loan financing and the related interest rates and maturity dates:

	Weighted	Range of
	Average	Interest	Range of
(In Thousands)	Interest Rate	Rates	Maturities (Years)	Ending Balance
June 30, 2020	3.77%	0.99 - 6.50%	2020 - 2044	$436,532
December 31, 2019	5.45%	1.70 - 7.50%	2020 - 2044	$485,461

The following table summarizes contractual maturities of total guaranteed loan financing outstanding:

(In Thousands)	June 30, 2020
2020	$154
2021	996
2022	2,041
2023	3,029
2024	4,292
Thereafter	426,020
Total	$436,532

Our guaranteed loan financings are secured by loans, net of $438.0 million and $487.2 million as of June 30, 2020 and December 31, 2019, respectively.

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

The consolidation of the securitization transactions includes the senior securities issued to third parties which are shown as securitized debt obligations of consolidated VIEs in the unaudited interim consolidated balance sheets. The following table presents additional information on the Company’s securitized debt obligations:

	June 30, 2020			December 31, 2019
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(In Thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
Waterfall Victoria Mortgage Trust 2011-SBC2	$5,858	$5,858	5.5%	$6,399	$6,399	5.5%
ReadyCap Lending Small Business Trust 2019-2	110,699	110,699	3.5	131,032	129,007	4.3
Sutherland Commercial Mortgage Trust 2017-SBC6	35,387	34,758	3.6	42,309	41,486	3.4
Sutherland Commercial Mortgage Trust 2018-SBC7	104,236	102,703	4.7	138,235	136,212	4.7
Sutherland Commercial Mortgage Trust 2019-SBC8	200,821	198,135	2.9	219,617	216,981	2.9
Sutherland Commercial Mortgage Trust 2020-SBC9	173,035	169,925	4.0	—	—	—
ReadyCap Commercial Mortgage Trust 2014-1	18,188	18,193	5.8	18,626	18,632	5.6
ReadyCap Commercial Mortgage Trust 2015-2	48,066	45,706	4.5	64,239	61,443	4.5
ReadyCap Commercial Mortgage Trust 2016-3	26,917	25,664	3.6	32,269	30,777	4.7
ReadyCap Commercial Mortgage Trust 2018-4	96,969	93,501	4.0	121,179	117,428	3.9
ReadyCap Commercial Mortgage Trust 2019-5	280,703	271,421	4.1	309,296	299,273	4.1
ReadyCap Commercial Mortgage Trust 2019-6	375,057	368,091	3.2	379,400	371,939	3.2
Ready Capital Mortgage Financing 2018-FL2	69,035	68,589	2.8	115,381	114,057	3.8
Ready Capital Mortgage Financing 2019-FL3	267,904	265,376	2.4	267,904	264,249	3.5
Ready Capital Mortgage Financing 2020-FL4	324,221	317,810	3.1	—	—	—
Total (1)	$2,137,096	$2,096,429	3.4%	$1,845,886	$1,807,883	3.7%

(1) Excludes non-company sponsored securitized debt obligations of $43.6 million and $7.3 million that are consolidated in the unaudited interim consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.

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

Assets and liabilities of consolidated VIEs

The following table reflects the securitized assets and liabilities for VIEs that we consolidate on our consolidated balance sheets:

(In Thousands)	June 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$20	$23
Restricted cash	809	8,301
Loans, net	2,722,174	2,326,199
Loans, held for sale, at fair value	3,635	4,434
Real estate, held for sale	8,305	—
Due from servicers	11,248	27,964
Accrued interest	15,464	11,565
Total assets	$2,761,655	$2,378,486
Liabilities:
Securitized debt obligations of consolidated VIEs, net	2,140,009	1,815,154
Total liabilities	$2,140,009	$1,815,154

Assets of unconsolidated VIEs

The following table reflects our variable interests in identified VIEs, of which we are not the primary beneficiary, as of June 30, 2020 and December 31, 2019:

	Carrying Amount		Maximum Exposure to Loss (1)
(In Thousands)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Assets:
Mortgage backed securities, at fair value(2)	$53,505	$66,108	$53,505	$66,108
Investment in unconsolidated joint ventures	53,939	58,850	53,939	58,850
Total assets in unconsolidated VIEs	$107,444	$124,958	$107,444	$124,958
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

The following table presents the components of interest income and expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Interest income
Loans
Originated Transitional loans	$22,368	$17,056	$44,587	$31,241
Originated SBC loans	13,930	11,898	29,928	24,180
Acquired loans	13,924	17,789	29,335	28,042
Acquired SBA 7(a) loans	3,949	4,288	10,151	11,469
Originated SBA 7(a) loans	4,665	2,836	10,934	4,764
Originated SBC loans, at fair value	515	354	832	721
Originated Residential Agency loans	28	16	49	22
Total loans (1)	$59,379	$54,237	$125,816	$100,439
Held for sale, at fair value, loans
Originated Residential Agency loans	$1,901	$1,047	$3,198	$1,823
Originated Freddie loans	419	198	690	455
Acquired loans	58	37	126	73
Total loans, held for sale, at fair value (1)	$2,378	$1,282	$4,014	$2,351
Mortgage backed securities, at fair value	1,454	1,515	2,932	2,997
Total interest income	$63,211	$57,034	$132,762	$105,787
Interest expense
Secured borrowings	$(13,539)	$(11,540)	$(26,297)	$(21,449)
Securitized debt obligations of consolidated VIEs	(17,317)	(17,038)	(36,846)	(33,539)
Guaranteed loan financing	(4,153)	(518)	(10,396)	(3,228)
Senior secured note	(3,469)	(3,481)	(6,941)	(6,965)
Convertible note	(2,188)	(2,188)	(4,376)	(4,376)
Corporate debt	(2,742)	(988)	(5,482)	(1,972)
Total interest expense	$(43,408)	$(35,753)	$(90,338)	$(71,529)
Net interest income before provision for loan losses	$19,803	$21,281	$42,424	$34,258
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

The following table summarizes our derivatives, by type, as of June 30, 2020 and December 31, 2019:

		As of June 30, 2020			As of December 31, 2019
			Asset	Liability		Asset	Liability
		Notional	Derivatives	Derivatives	Notional	Derivatives	Derivatives
(In Thousands)	Primary Underlying Risk	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Interest rate lock commitments	Interest rate risk	$614,957	19,037	$—	$238,283	$2,814	$—
Interest Rate Swaps - not designated as hedges	Interest rate risk	643,501	—	(1,473)	291,001	—	(3,181)
Interest Rate Swaps - designated as hedges	Interest rate risk	143,215	—	(7,235)	158,325	—	(1,709)
Credit Default Swaps	Credit risk	15,000	—	(50)	15,000	—	(110)
FX forwards	Foreign exchange rate risk	16,971	—	(348)	15,000	—	(250)
Total		$1,433,644	$19,037	$(9,106)	$717,609	$2,814	$(5,250)

The following tables summarize the gains and losses on the Company’s derivatives:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Net Realized	Unrealized	Net Realized	Unrealized
(In Thousands)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Credit default swaps (1)	$—	$(310)	$—	$60
Interest rate swaps (1)(2)	(748)	(517)	(995)	(10,504)
Residential mortgage banking activities interest rate swaps (3)	—	8,076	—	(2,104)
Interest rate lock commitments (3)	—	1,776	—	16,263
FX forwards (1)	428	(584)	291	(98)
Total	$(320)	$8,441	$(704)	$3,617

(1) Gains (losses) are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of income.
(2) For qualifying hedges of interest rate risk, the effective portion relating to the unrealized gain (loss) on derivatives are recorded in accumulated other comprehensive income (loss).
(3) Gains (losses) are recorded in residential mortgage banking activities in the consolidated statements of income.

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
		Net Change in
	Net Realized	Unrealized	Net Realized	Unrealized
(In Thousands)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Credit default swaps (1)	$—	$(31)	$—	$(354)
Interest rate swaps (1)(2)	(3,405)	(5,153)	(4,200)	(4,549)
Residential mortgage banking activities interest rate swaps (3)	—	(456)	—	(799)
Interest rate lock commitments (3)	—	1,188	—	1,896
Total	$(3,405)	$(4,452)	$(4,200)	$(3,806)

(1) Gains (losses) are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of income.
(2) For qualifying hedges of interest rate risk, the effective portion relating to the unrealized gain (loss) on derivatives are recorded in accumulated other comprehensive income (loss).
(3) Gains (losses) are recorded in residential mortgage banking activities in the consolidated statements of income.

The following tables summarize the gains and losses on the Company’s derivatives which have qualified for hedge accounting:

(In Thousands)	Derivatives - effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income (2)	Total income statement impact	Derivatives- effective portion recorded in OCI (3)	Total change in OCI for period (3)
Hedge type
Interest rate - forecasted transactions (1)	$(366)	$—	$(366)	$(388)	$(22)
Total - Three Months Ended June 30, 2020	$(366)	$—	$(366)	$(388)	$(22)
Hedge type
Interest rate - forecasted transactions (1)	$59	$—	$59	$(6,638)	$(6,579)
Total - Three Months Ended June 30, 2019	$59	$—	$59	$(6,638)	$(6,579)
Hedge type
Interest rate - forecasted transactions (1)	$(733)	$(1,694)	$(2,427)	$(5,576)	$(3,149)
Total - Six Months Ended June 30, 2020	$(733)	$(1,694)	$(2,427)	$(5,576)	$(3,149)
Hedge type
Interest rate - forecasted transactions (1)	$100	$—	$100	$(7,097)	$(6,997)
Total - Six Months Ended June 30, 2019	$100	$—	$100	$(7,097)	$(6,997)
(1) Consists of benchmark interest rate hedges of LIBOR-indexed floating-rate liabilities.

(2) Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.

(3) Represents after tax amounts recorded in OCI.

Note 17 – Real estate, held for sale

The following table summarizes the carrying amount of the Company’s real estate holdings as of the unaudited interim consolidated balance sheet dates:

(In Thousands)	June 30, 2020	December 31, 2019
Acquired ORM Portfolio:
Retail	$18,953	$19,950
Mixed Use	16,604	17,478
Land	7,255	7,919
Lodging/Residential	3,231	6,280
Office	—	1,256
Total Acquired ORM REO	$46,043	$52,883
Other REO held for sale:
Office	$—	4,465
Multi-family	—	—
SBA	306	286
Mixed Use	—	279
Retail	660	660
Total Other REO(1)	$966	$5,690

Total Real estate, held for sale	$47,009	$58,573
(1) Excludes $8.3 million of real estate, held for sale within consolidated VIEs.

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

The following table presents certain information on the management fee payable to our Manager:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Management fee - total	$2.7 million	$2.5 million	$5.2 million	$4.5 million
Management fee - amount unpaid	$2.7 million	$2.5 million	$2.7 million	$2.5 million

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

The following table presents certain information on the incentive fee payable to our Manager:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Incentive fee distribution - total	$3.5 million	$—	$3.5 million	$—
Incentive fee distribution - amount unpaid	$3.5 million	$—	$3.5 million	$—

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

The following table presents certain information on reimbursable expenses payable to our Manager:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Reimbursable expenses payable to our Manager - total	$0.8 million	$1.4 million	$2.0 million	$1.9 million
Reimbursable expenses payable to our Manager - amount unpaid	$0.6 million	$0.4 million	$0.6 million	$0.4 million

Related party master repurchase agreement

In June 2020, the Company entered into a master repurchase agreement with Waterfall Victoria Master Fund II, Ltd, an entity that is managed by our Manager. The repurchase agreement matures in September 2020 and allows for a maximum borrowing amount of $35.0 million at a rate of LIBOR plus 1,200 basis points. As of June 30, 2020, the Company has outstanding borrowings of $35.0 million and has pledged $61.2 million of assets consisting of loans and other assets. Refer to “Note 11 – Secured borrowings” for additional details.

Note 19 – Other assets and other liabilities

The following table details the Company’s other assets and other liabilities as of the unaudited interim consolidated balance sheet dates.

(In Thousands)	June 30, 2020	December 31, 2019
Other assets:
Deferred tax asset	$31,803	$31,803
Tax receivable	8,827	4,019
Deferred loan exit fees	13,942	13,039
Accrued interest	9,332	10,583
Goodwill	11,206	11,206
Due from servicers	3,612	10,127
Right-of-use lease asset	4,263	4,531
Intangible assets	7,647	8,309
Deferred financing costs	1,900	2,046
Other assets	11,169	11,262
Total other assets	$103,701	$106,925
Accounts payable and other accrued liabilities:
Deferred tax liability	$18,757	$18,757
Accrued salaries, wages and commissions	27,863	21,146
Accrued interest payable	19,476	17,305
Servicing principal and interest payable	33,635	14,145
Repair and denial reserve	7,947	5,179
Payable to related parties	6,183	2,697
Accrued professional fees	1,114	1,809
Lease payable	4,347	4,618
Accrued PPP related costs	5,077	—
Payable to third parties	15,000	—
Deferred PPP loan revenue	14,493	—
Other liabilities	12,282	11,751
Total accounts payable and other accrued liabilities	$166,174	$97,407

Intangible assets

The following table presents information about the intangible assets held by the Company:

(In Thousands)	June 30, 2020	December 31, 2019	Estimated Useful Life
Internally developed software - Knight Capital	$3,378	$3,694	6 years
Broker network - Knight Capital	1,022	1,156	4.5 years
SBA license	1,000	1,000	Indefinite life
Favorable lease	836	905	12 years
Trade name - Knight Capital	782	855	6 years
Trade name - GMFS	629	699	15 years
Total Intangible Assets	$7,647	$8,309

Amortization expense related to the intangible assets previously acquired for the three months ended June 30, 2020 and 2019 was $0.3 million and $0.1 million, respectively. Amortization expense related to the intangible assets previously acquired for the six months ended June 30, 2020 and 2019 was $0.7 million and $0.2 million, respectively. Such amounts are recorded as other operating expenses in the consolidated statements of income.

At June 30, 2020, accumulated amortization for finite-lived intangible assets is as follows:

(In Thousands)	June 30, 2020
Favorable lease	$643
Trade name - GMFS	594
Internally developed software - Knight Capital	422
Broker network - Knight Capital	178
Trade name - Knight Capital	98
Total Accumulated Amortization	$1,935

Amortization expense related to the finite-lived intangible assets for the five years subsequent to June 30, 2020 is as follows:

(In Thousands)	June 30, 2020
2020	$661
2021	1,295
2022	1,268
2023	1,242
2024	1,210
Thereafter	971
Total	$6,647

Loan indemnification reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other accrued liabilities in the Company's unaudited interim consolidated balance sheets and the provision for loan indemnification losses is included in variable expenses on residential mortgage banking activities, in the Company's unaudited interim consolidated statements of income. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demand, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability. At June 30, 2020 and December 31, 2019, the loan indemnification reserve was $2.8 million and $2.1 million, respectively.

Because of the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. At June 30, 2020 and December 31, 2019, the reasonably possible loss above the recorded loan indemnification reserve was not considered material.

Note 20 – Other income and operating expenses

Paycheck protection program

On March 27, 2020, the U.S. Congress approved, and President Trump signed into law, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act provides approximately $2 trillion in financial assistance to individuals and businesses resulting from the outbreak of COVID-19. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief in the form of financing and loan forgiveness and/or forbearance. The primary catalyst of small business stimulus in the CARES Act is referred to as the Paycheck Protection Program (“PPP”), an SBA loan that temporarily supports businesses in order to retain their workforce during the COVID-19 pandemic.

Through the CARES Act, the initiative calls for existing SBA lenders to extend loans to small businesses to cover payroll, occupancy and operating expenses through the PPP. Furthermore, the PPP includes a 100% guarantee from the federal government for loans up to $10 million and principal forgiveness for borrowers if the funds are used primarily for retaining employees. Beginning in April 2020 the Company, as one of fourteen non-bank SBA lenders, emerged as a prominent player in the market, facilitating access for small businesses to PPP loans throughout the United States. In the aggregate, the Company has facilitated the fundings of approximately $2.7 billion of loans through this program.

Based on pricing set forth by the SBA, processing fees paid to PPP lenders are based on the outstanding balance of the note and are tiered as follows:

• 5% for loans of not more than $350,000;

• 3% percent for loans of more than $350,000 and less than $2,000,000; and

• 1% percent for loans of at least $2,000,000

During April 2020, the Company funded loans totaling approximately $114.7 million in outstanding balance, through our online loan application platform. The Company has elected fair value option for these loans that are held-for-investment. As a result of these activities, the Company recognized approximately $5.2 million in processing fees based on the outstanding loan balance of loans originated during April 2020.

On April 28, 2020, the Company entered into a Lender Service Provider (“LSP”) agreement with a third-party. Under this agreement, the Company agreed to provide the following services:

a.assistance and services to the third-party in the underwriting, marketing, processing and funding of loans
b.processing forgiveness of the loans with the SBA
c.servicing and management of subsequently resulting PPP loan portfolios

The Company received a fee for providing such services, which represents one-half of the total fees received by the third-party from the SBA, less any agent fees paid directly by the third-party for referrals.

During May 2020, the Company sourced and underwrote approximately $2.5 billion of PPP loans, which were sold to the third-party as part of the LSP agreement. As a result of these activities, the Company recognized an additional $27.1 million of revenue during the second quarter of 2020, resulting in total PPP related revenue of $32.3 million for the second quarter of 2020.

The following table details the balance sheet impact as a result of the Company’s PPP activities:

(In Thousands)	June 30, 2020
Assets
Cash and cash equivalents	$63,553
Restricted cash	23,513
PPP loans, at fair value	105,248
Other assets
Prepaid expenses	826
PPP fee receivable	260
Accrued interest receivable	88
Total PPP related assets	$193,488
Liabilities
Secured borrowings	$100,012
Interest payable	926
Deferred LSP revenue	14,493
Accrued PPP related costs	5,077
Payable to third parties	40,554
Repair and denial reserve	2,319
Total PPP related liabilities	$163,381

The following table details the Company’s income and expenses related to its PPP activities:

(In Thousands)	Three months ended June 30, 2020	Financial statement account
Income
LSP origination fees	$26,116	Other income - origination fees
PPP processing fees	5,155	Other income - origination fees
LSP fee income	853	Servicing income
Interest income	194	Interest income
Total PPP related income	$32,318
Expense
Direct operating expenses	$5,525	Other operating expenses - origination costs
R&D reserve	2,319	Other income - change in repair and denial reserve
Interest expense	1,402	Interest expense
Total PPP related expenses (direct)	$9,246
Net PPP related income	$23,072

Other income and expenses

The following table details the Company’s other income and operating expenses for the unaudited interim consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Other income
Origination income	$33,617	1,709	$36,112	2,517
Change in repair and denial reserve	(2,651)	(76)	(2,515)	(165)
Other	628	1,159	2,070	1,340
Total other income	$31,594	$2,792	$35,667	$3,692
Other operating expenses
Origination costs	9,430	2,734	12,455	3,923
Technology expense	1,742	1,057	3,322	2,158
Impairment on real estate	106	375	3,075	680
Rent and property tax expense	1,200	1,103	2,384	1,794
Recruiting, training and travel expense	235	592	859	1,179
Marketing expense	385	582	931	1,127
Loan acquisition costs	356	(5)	453	105
Financing costs on purchased future receivables	789	—	1,413	—
Other	3,502	1,647	6,595	3,981
Total other operating expenses	$17,745	$8,085	$31,487	$14,947

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

Common stock dividends

The following table presents cash dividends declared by our board of directors on our common stock from December 12, 2018 through June 30, 2020:

			Dividend per
Declaration Date	Record Date	Payment Date	Share
December 12, 2018	December 31, 2018	January 31, 2019	$0.40
March 12, 2019	March 28, 2019	April 30, 2019	$0.40
June 11, 2019	June 28, 2019	July 31, 2019	$0.40
September 10, 2019	September 30, 2019	October 31, 2019	$0.40
December 11, 2019	December 31, 2019	January 31, 2020	$0.40
March 11, 2020	March 31, 2020	April 30, 2020	$0.40 (1)
June 15, 2020	June 30, 2020	July 31 2020	$0.25

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

The following table summarizes the Company’s RSA activity for the three and six months ended June 30, 2020:

	Restricted Stock Awards
(In Thousands, except share data)	Number of Shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, January 1	1,009,617	$15,722	$15.57
Granted	208,514	3,298	15.82
Vested	(60,370)	(894)	14.81
Forfeited	—	—	—
Outstanding, March 31, 2020	1,157,761	$18,126	$15.66
Granted	—	—	—
Vested	(16,452)	(227)	13.78
Forfeited	—	—	—
Canceled	—	—	—
Outstanding, June 30, 2020	1,141,309	$17,900	$15.68

During the three and six months ended June 30, 2020, the Company recognized $1.5 million and $2.9 million of noncash compensation expense, respectively, related to its stock-based incentive plan in our unaudited interim consolidated statements of income. During the three and six months ended June 30, 2019, the Company recognized $0.6 million and $1.0 million of noncash compensation, respectively.

At June 30, 2020 and 2019, approximately $17.9 million and $2.6 million of noncash compensation expense related to unvested awards had not yet been charged to net income, respectively. These costs are expected to be amortized into compensation expense ratably over the course of the remainder of the respective vesting periods.

Note 22 – Earnings per Share of Common Stock

The following table provides information on the basic and diluted earnings per share computations, including the number of shares of common stock used for purposes of these computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except for share and per share amounts)	2020	2019	2020	2019
Basic Earnings
Net income (loss)	$34,663	$11,245	$(16,853)	$41,693
Less: Income (loss) attributable to non-controlling interest	810	276	(254)	1,257
Less: Income attributable to participating shares	285	79	748	161
Basic earnings	$33,568	$10,890	$(17,347)	$40,275

Diluted Earnings
Net income (loss)	$34,663	$11,245	$(16,853)	$41,693
Less: Income (loss) attributable to non-controlling interest	810	276	(254)	1,257
Less: Income attributable to participating shares	285	79	748	161
Diluted earnings	$33,568	$10,890	$(17,347)	$40,275

Number of Shares
Basic — Average shares outstanding	53,980,451	44,425,598	52,982,246	38,524,023
Effect of dilutive securities — Unvested participating shares	33,507	5,665	33,507	3,294
Diluted — Average shares outstanding	54,013,958	44,431,263	53,015,753	38,527,317

Earnings Per Share Attributable to RC Common Stockholders:
Basic	$0.62	$0.25	$(0.33)	$1.05
Diluted	$0.62	$0.25	(0.33)	1.05

Participating unvested RSUs were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Additionally, as of June 30, 2020, there are potential shares of common stock contingently issuable upon the conversion of the Convertible Notes in the future. The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash. Based on this assessment, the Company determined that it would be appropriate to apply a method similar to the treasury stock method, such that contingently issuable common stock is assessed quarterly along with our other potentially dilutive instruments. In order to compute the dilutive effect, the number of shares included in the denominator of diluted EPS is determined by dividing the “conversion spread value” of the share-settled portion (value above accreted value of face value and interest component) of the instrument by the share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the bond upon an assumed conversion. As of June 30, 2020, the conversion spread value is currently zero, since the closing price of our common stock does not exceed the conversion rate (strike price) and is “out-of-the-money”, resulting in no impact on diluted EPS.

Certain investors own OP units in our operating partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the operating partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company's equity is increased. At June 30, 2020 and December 31, 2019, the non-controlling interest OP unit holders owned 1,175,205 units and 1,117,169 OP units, respectively.

Note 23 – Offsetting assets and liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of June 30, 2020 and December 31, 2019 and for the periods then ended, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

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

In accordance with ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, the Company is required to disclose the impact of offsetting of assets and liabilities represented in the unaudited interim consolidated balance sheets to enable users of the unaudited interim consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities.  These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to offset, and (d) the Company’s right of offset is enforceable at law.  As of June 30, 2020 and December 31, 2019, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the unaudited interim consolidated balances sheets.

The following table provides disclosure regarding the effect of offsetting of the Company’s recognized assets and liabilities presented in the unaudited interim consolidated balance sheets:

				Gross amounts not offset in the Consolidated Balance Sheets(1)
(in thousands)	Gross amounts of recognized Assets / Liabilities	Gross amounts offset in the Consolidated Balance Sheets	Amounts presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received / Paid
June 30, 2020
Assets
Derivative instruments - Credit default swaps	$—	$—	$—	$—	$—
Derivative instruments - FX forwards	—	—	—	—	—
Total	$—	$—	$—	$—	$—
Liabilities
Derivative instruments - Interest rate swaps	$17,458	$8,751	$8,707	$—	$11,533
Derivative instruments - Credit default swaps	50	—	50	—	—
Derivative instruments - FX forwards	348	—	348	—	—
Secured borrowings	1,253,895	—	1,253,895	1,253,895	—
Total	$1,271,751	$8,751	$1,263,000	$1,253,895	$11,533
December 31, 2019
Assets
Derivative instruments - Interest rate swaps	$2,814	$—	$2,814	$—	$2,814
Total	$2,814	$—	$2,814	$—	$2,814
Liabilities
Derivative instruments - Interest rate swaps	$4,890	$—	$4,890	$—	$4,890
Derivative instruments - Credit default swaps	110	—	110	—	110
Derivative instruments - FX forwards	250	—	250	—	250
Secured borrowings	1,189,392	—	1,189,392	1,189,392	—
Total	$1,194,642	$—	$1,194,642	$1,189,392	$5,250

(1)	Amounts presented in these columns are limited in total to the net amount of assets or liabilities presented in the prior column by instrument. In certain cases, there is excess cash collateral or financial assets we have pledged to a counterparty that exceed the financial liabilities subject to a master netting repurchase arrangement or similar agreement. Additionally, in certain cases, counterparties may have pledged excess cash collateral to us that exceeds our corresponding financial assets. In each case, any of these excess amounts are excluded from the table although they are separately reported in our unaudited interim consolidated balance sheets as assets or liabilities, respectively.

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

Off-Balance Sheet Risk —The Company has undrawn commitments on outstanding loans which are disclosed in Note 25.

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

Unfunded loan commitments

As of June 30, 2020 and December 31, 2019, unfunded loan commitments for SBC and SBA loans were as follows:

	June 30,	December 31,
(In Thousands)	2020	2019
Loans, net	$316,983	$128,719
Loans, held for sale at fair value	$7,784	$6,982

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

Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. As of June 30, 2020 and December 31, 2019, total commitments to originate loans were as follows:

	June 30,	December 31,
(In Thousands)	2020	2019
Commitments to originate residential agency loans	$581,478	$190,806

Note 26 – Income Taxes

The Company is a REIT pursuant to Internal Revenue Code Section 856. Our qualification as a REIT depends on our ability to meet various requirements imposed by the Internal Revenue Code, which relate to our organizational structure, diversity of stock ownership and certain requirements with regard to the nature of our assets and the sources of our income. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four taxable years. As of June 30, 2020 and December 31, 2019, we are in compliance with all REIT requirements.

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

Our TRSs engage in various real estate related operations, including originating and securitizing commercial and residential mortgage loans, and investments in real property. The majority of our TRSs are held within the SBC originations, SBA originations, acquisitions and servicing, and residential mortgage banking segments. Our TRSs are not consolidated for federal income tax purposes but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred income taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

On March 27, 2020, President Trump signed into law the ‘Coronavirus Aid, Relief, and Economic Security Act’ (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, and technical corrections to tax depreciation methods for qualified improvement property. We continue to examine the impact the CARES Act may have on our business. As of June 30, 2020, we have recognized a benefit of $2.9 million due to changes in net operating loss carryback provisions which allow net operating losses from tax years beginning in 2018, 2019, or 2020 to be carried back for five years.

During the three months ended June 30, 2020 and 2019, we recorded an income tax expense of $5.5 million and an income tax benefit of $3.0 million, respectively. During the six months ended June 30, 2020 and 2019, we recorded an income tax benefit of $2.4 million and $6.0 million, respectively. The income tax expense for the above periods primarily related to activities of our taxable REIT subsidiaries, including the impact of our ability to carry back net operating losses to pre-tax reform years as a result of the CARES Act in the first quarter of 2020, and various state and local taxes. There were no material changes to uncertain tax positions or valuation allowance assessments during the quarter.

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

Results of business segments and all other

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the three months ended June 30, 2020 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$14,977	$37,497	$8,808	$1,929	$—	$63,211
Interest expense	(10,654)	(23,507)	(6,839)	(2,036)	(372)	(43,408)
Net interest income before provision for loan losses	$4,323	$13,990	$1,969	$(107)	$(372)	$19,803
Provision for loan losses	(1,965)	5,821	(2,765)	(500)	—	591
Net interest income after provision for loan losses	$2,358	$19,811	$(796)	$(607)	$(372)	$20,394
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$80,564	$—	$80,564
Net realized gain on financial instruments	(396)	6,232	1,602	—	—	7,438
Net unrealized gain on financial instruments	(1,016)	(716)	31	(12,043)	—	(13,744)
Other income	1,419	1,439	28,674	46	16	31,594
Servicing income	172	399	2,393	6,018	—	8,982
Income on purchased future receivables, net of allowance for doubtful accounts	5,586	—	—	—	—	5,586
Income from unconsolidated joint ventures	507	—	—	—	—	507
Total non-interest income	$6,272	$7,354	$32,700	$74,585	$16	$120,927
Non-interest expense
Employee compensation and benefits	(2,638)	(4,689)	(3,485)	(15,843)	(633)	(27,288)
Allocated employee compensation and benefits from related party	(125)	—	—	—	(1,125)	(1,250)
Variable expenses on residential mortgage banking activities	—	—	—	(36,446)	—	(36,446)
Professional fees	(251)	(104)	(138)	(271)	(1,155)	(1,919)
Management fees – related party	—	—	—	—	(2,666)	(2,666)
Incentive fees – related party	—	—	—	—	(3,506)	(3,506)
Loan servicing expense	(1,500)	(1,711)	(247)	(6,861)	(8)	(10,327)
Merger related expenses	—	—	—	—	(11)	(11)
Other operating expenses	(4,072)	(4,429)	(6,530)	(1,973)	(741)	(17,745)
Total non-interest expense	$(8,586)	$(10,933)	$(10,400)	$(61,394)	$(9,845)	$(101,158)
Net income (loss) before provision for income taxes	$44	$16,232	$21,504	$12,584	$(10,201)	$40,163
Total assets	$1,125,035	$2,620,406	$804,355	$568,353	$342,783	$5,460,932

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the six months ended June 30, 2020 are summarized in the below table.

			SBA Originations,	Residential
		SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$31,470	$76,766	$21,279	$3,247	$—	$132,762
Interest expense	(21,859)	(49,134)	(15,352)	(3,621)	(372)	(90,338)
Net interest income before provision for loan losses	$9,611	$27,632	$5,927	$(374)	$(372)	$42,424
Provision for loan losses	(7,688)	(24,007)	(7,019)	(500)	—	(39,214)
Net interest income after provision for loan losses	$1,923	$3,625	$(1,092)	$(874)	$(372)	$3,210
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$117,233	$—	$117,233
Net realized gain (loss) on financial instruments	(1,135)	9,881	5,864	—	—	14,610
Net unrealized gain (loss) on financial instruments	(10,439)	(7,207)	(1,051)	(28,481)	—	(47,178)
Servicing income	527	931	3,467	12,154	—	17,079
Income on purchased future receivables, net of allowance for doubtful accounts	9,069	—	—	—	—	9,069
Loss from unconsolidated joint ventures	(3,030)	—	—	—	—	(3,030)
Other income	3,755	2,722	28,969	106	115	35,667
Total non-interest income (loss)	$(1,253)	$6,327	$37,249	$101,012	$115	$143,450
Non-interest expense
Employee compensation and benefits	$(5,471)	$(7,399)	$(7,395)	$(24,584)	$(1,375)	$(46,224)
Allocated employee compensation and benefits from related party	(250)	—	—	—	(2,250)	(2,500)
Variable expenses on residential mortgage banking activities	—	—	—	(56,575)	—	(56,575)
Professional fees	(486)	(442)	(427)	(558)	(2,562)	(4,475)
Management fees – related party	—	—	—	—	(5,227)	(5,227)
Incentive fees – related party	—	—	—	—	(3,506)	(3,506)
Loan servicing expense	(2,866)	(3,291)	(582)	(9,119)	(40)	(15,898)
Merger related expenses	—	—	—	—	(58)	(58)
Other operating expenses	(10,317)	(7,886)	(8,089)	(3,758)	(1,437)	(31,487)
Total non-interest expense	$(19,390)	$(19,018)	$(16,493)	$(94,594)	$(16,455)	$(165,950)
Net loss before provision for income taxes	$(18,720)	$(9,066)	$19,664	$5,544	$(16,712)	$(19,290)
Total assets	$1,125,035	$2,620,406	$804,355	$568,353	$342,783	$5,460,932

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the three months ended June 30, 2019 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$18,208	$30,639	$7,124	$1,063	$—	$57,034
Interest expense	(10,602)	(21,401)	(2,300)	(1,450)	—	(35,753)
Net interest income before provision for loan losses	$7,606	$9,238	$4,824	$(387)	$—	$21,281
Provision for loan losses	(544)	(350)	(454)	—	—	(1,348)
Net interest income after provision for loan losses	$7,062	$8,888	$4,370	$(387)	$—	$19,933
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$21,021	$—	$21,021
Net realized gain on financial instruments	453	1,627	4,175	—	—	6,255
Net unrealized gain (loss) on financial instruments	(661)	(76)	71	(6,340)	—	(7,006)
Other income	957	1,661	39	85	50	2,792
Servicing income	—	461	1,818	5,532	—	7,811
Income from unconsolidated joint ventures	2,083	—	—	—	—	2,083
Total non-interest income	$2,832	$3,673	$6,103	$20,298	$50	$32,956
Non-interest expense
Employee compensation and benefits	$(26)	$(1,774)	$(4,424)	$(5,445)	$(840)	(12,509)
Allocated employee compensation and benefits from related party	(125)	—	—	—	(1,125)	(1,250)
Variable expenses on residential mortgage banking activities	—	—	—	(13,501)	—	(13,501)
Professional fees	(47)	(313)	(169)	(229)	(828)	(1,586)
Management fees – related party	—	—	—	—	(2,495)	(2,495)
Incentive fees – related party	—	—	—	—	—	—
Loan servicing (expense) income	(1,117)	(1,475)	(260)	(1,677)	(42)	(4,571)
Merger related expenses	—	—	—	—	(603)	(603)
Other operating expenses	(882)	(2,712)	(2,076)	(2,054)	(361)	(8,085)
Total non-interest expense	$(2,197)	$(6,274)	$(6,929)	$(22,906)	$(6,294)	$(44,600)
Net income (loss) before provision for income taxes	$7,697	$6,287	$3,544	$(2,995)	$(6,244)	$8,289
Total assets	$1,158,351	$2,055,751	$261,326	$303,465	$61,430	$3,840,323

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the six months ended June 30, 2019 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$28,881	$58,828	$16,233	$1,845	$—	$105,787
Interest expense	(18,307)	(42,068)	(8,790)	(2,364)	—	(71,529)
Net interest income before provision for loan losses	$10,574	$16,760	$7,443	$(519)	$—	$34,258
Provision for loan losses	(677)	(309)	(880)	—	—	(1,866)
Net interest income after provision for loan losses	$9,897	$16,451	$6,563	$(519)	$—	$32,392
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$35,608	$—	$35,608
Net realized gain (loss) on financial instruments	404	5,167	7,966	—	—	13,537
Net unrealized gain (loss) on financial instruments	(680)	734	(504)	(13,468)	—	(13,918)
Servicing income	1	897	2,833	10,832	—	14,563
Income on unconsolidated joint ventures	5,012	—	—	—	—	5,012
Other income	1,025	2,447	53	102	65	3,692
Gain on bargain purchase	—	—	—	—	30,728	30,728
Total non-interest income	$5,762	$9,245	$10,348	$33,074	$30,793	$89,222
Non-interest expense
Employee compensation and benefits	$(27)	$(4,034)	$(8,192)	$(10,040)	$(1,664)	$(23,957)
Allocated employee compensation and benefits from related party	(210)	—	—	—	(1,893)	(2,103)
Variable expenses on residential mortgage banking activities	—	—	—	(22,677)	—	(22,677)
Professional fees	(217)	(614)	(356)	(465)	(1,763)	(3,415)
Management fees – related party	—	—	—	—	(4,492)	(4,492)
Loan servicing expense	(1,918)	(2,690)	(117)	(3,417)	(77)	(8,219)
Merger related expenses	—	—	—	—	(6,070)	(6,070)
Other operating expenses	(1,304)	(4,829)	(3,126)	(4,127)	(1,561)	(14,947)
Total non-interest expense	$(3,676)	$(12,167)	$(11,791)	$(40,726)	$(17,520)	$(85,880)
Net income (loss) before provision for income taxes	$11,983	$13,529	$5,120	$(8,171)	$13,273	$35,734
Total assets	$1,158,351	$2,055,751	$261,326	$303,465	$61,430	$3,840,323

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

In accordance with Regulation S-X section 10-01(b)-1, unconsolidated entities that meet certain significance tests are required to have supplemental disclosures included in our unaudited interim financial statements, including condensed financial information for the three and six months ended June 30, 2020 and 2019.

Statements of Income	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
(In Thousands)	Girod HoldCo, LLC	WFLLA, LLC	Girod HoldCo, LLC	WFLLA, LLC
Interest income	$268	$134	$3,678	$1,835
Realized gains	—	—	430	215
Unrealized gains (losses)	(2,234)	(1,115)	5,091	2,540
Servicing expense and other	(845)	(422)	(1,460)	(733)
Income (loss) before provision for income taxes	$(2,811)	$(1,403)	$7,739	$3,857

Statements of Income	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
(In Thousands)	Girod HoldCo, LLC	WFLLA, LLC	Girod HoldCo, LLC	WFLLA, LLC
Interest income	$649	$324	$4,835	$2,413
Realized gains	149	74	631	315
Unrealized gains (losses)	(4,221)	(2,106)	16,368	8,168
Servicing expense and other	(2,433)	(1,216)	(2,357)	(1,181)
Income (loss) before provision for income taxes	$(5,856)	$(2,924)	$19,477	$9,715

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Income (loss) on unconsolidated joint ventures
WFLLA, LLC	$(702)	$1,929	$(1,462)	$4,858
Other unconsolidated joint ventures	1,209	154	(1,568)	154
Income (loss) on unconsolidated joint ventures	$507	$2,083	$(3,030)	$5,012

During the three months ended June 30, 2020 and 2019, the Company recorded $0.5 million and $2.1 million of income, respectively, which is based on our proportional ownership interest in the entities above. During the six months ended June 30, 2020 and 2019, the Company recorded a loss of $3.0 million and $5.0 million of income, respectively. These amounts are reflected in Income on unconsolidated joint ventures within the interim unaudited statement of income.

Note 29 – Subsequent events

On August 4, 2020, the Board of Directors authorized an increase in the size of the Company’s existing stock repurchase program by an additional $5.0 million, bringing the total amount authorized and available under the program to $25.0 million. The stock repurchase program authorizes, but does not obligate, the repurchase of the Company's common stock from time to time. The Company expects to acquire shares through open market or privately negotiated transactions. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. Repurchases are expected to be made from available cash on hand.

Item 1A. Forward-Looking Statements

Except where the context suggests otherwise, the terms “Company,” “we,” “us” and “our” refer to Ready Capital Corporation and its subsidiaries. We make forward-looking statements in this quarterly report on Form 10-Q within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our operations, financial condition, liquidity, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or the negative of these terms or other comparable terminology, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

●	our investment objectives and business strategy;

●	our ability to obtain future financing arrangements;

●	our expected leverage;

●	our expected investments;

●	estimates or statements relating to, and our ability to make, future distributions;

●	our ability to compete in the marketplace;

●	the availability of attractive risk-adjusted investment opportunities in small to medium balance commercial loans (“SBC loans”), loans guaranteed by the U.S. Small Business Administration (the “SBA”) under its Section 7(a) loan program (the “SBA Section 7(a) Program”), mortgage backed securities (“MBS”), residential mortgage loans and other real estate-related investments that satisfy our investment objectives and strategies;

●	our ability to borrow funds at favorable rates;

●	market, industry and economic trends;

●	recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Department of the Treasury (“Treasury”) and the Board of Governors of the Federal Reserve System, the Federal Depositary Insurance Corporation, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac” and together with Fannie Mae, the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), Federal Housing Administration (“FHA”) Mortgagee, U.S. Department of Agriculture (“USDA”), U.S. Department of Veterans Affairs (“VA”) and the U.S. Securities and Exchange Commission (“SEC”);

●	mortgage loan modification programs and future legislative actions;

●	our ability to maintain our qualification as a real estate investment trust (“REIT”);

●	our ability to maintain our exemption from qualification under the Investment Company Act of 1940, as amended (the “1940 Act” or “Investment Company Act”);

●	projected capital and operating expenditures;

●	availability of qualified personnel;

●	prepayment rates; and

●	projected default rates.

Our beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control, including:

●	factors described in our 2019 annual report on Form 10-K, including those set forth under the captions “Risk Factors” and “Business”;

●	the severity and duration of the COVID-19 pandemic;

●	the impact of COVID-19 on our business and operations, financial condition, results of operations, liquidity and capital resources;

●	the impact of the COVID-19 pandemic on our borrowers, the real estate industry, and the United States and global economies;

●	actions that may be taken by governmental authorities to contain the COVID-19 outbreak or treat its impact;

●	applicable regulatory changes;

●	risks associated with acquisitions, including the acquisition of Owens Realty Mortgage, Inc. (“ORM”) and Knight Capital LLC (“Knight Capital”);

●	risks associated with achieving expected revenue synergies, cost savings and other benefits from acquisitions, including the acquisition of ORM and Knight Capital, and the increased scale of our Company;

●	general volatility of the capital markets;

●	changes in our investment objectives and business strategy;

●	the availability, terms and deployment of capital;

●	the availability of suitable investment opportunities;

●	our dependence on our external advisor, Waterfall Asset Management, LLC (“Waterfall” or our “Manager”), and our ability to find a suitable replacement if we or our Manager were to terminate the management agreement we have entered into with our Manager;

●	changes in our assets, interest rates or the general economy;

●	increased rates of default and/or decreased recovery rates on our investments;

●	changes in interest rates, interest rate spreads, the yield curve or prepayment rates; changes in prepayments of our assets;

●	limitations on our business as a result of our qualification as a REIT; and

●	the degree and nature of our competition, including competition for SBC loans, MBS, residential mortgage loans and other real estate-related investments that satisfy our investment objectives and strategies.

Upon the occurrence of these or other factors, our business, financial condition, liquidity and consolidated results of operations may vary materially from those expressed in, or implied by, any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the potential impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of COVID-19 on our business, financial condition and results of operations due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally, uncertainty regarding the effectiveness of federal, state and local governments’ efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the global economy, the U.S. economy and economic activity generally.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

      Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in five main sections:

●	Overview
●	Results of Operations
●	Liquidity and Capital Resources
●	Off Balance Sheet Arrangements and Contractual Obligations
●	Critical Accounting Policies and Estimates

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

OVERVIEW

Our Business

We are a multi-strategy real estate finance company that originates, acquires, finances, and services SBC loans, SBA loans, residential mortgage loans, and to a lesser extent, MBS collateralized primarily by SBC loans, or other real estate-related investments. Our loans generally range in original principal amounts up to $35 million and are used by businesses to purchase real estate used in their operations or by investors seeking to acquire small multi-family, office, retail, mixed use or warehouse properties. Our originations and acquisition platforms consist of the following four operating segments:

●	Acquisitions. We acquire performing and non-performing SBC loans as part of our business strategy. We hold performing SBC loans to term, and we seek to maximize the value of the non-performing SBC loans acquired by us through borrower based resolution strategies. We typically acquire non-performing loans at a discount to their unpaid principal balance (“UPB”) when we believe that resolution of the loans will provide attractive risk-adjusted returns. We also acquire purchased future receivables through our Knight Capital platform.

●	SBC Originations. We originate SBC loans secured by stabilized or transitional investor properties using multiple loan origination channels through our wholly-owned subsidiary, ReadyCap Commercial, LLC (“ReadyCap Commercial”). These originated loans are generally held-for-investment or placed into securitization structures. Additionally, as part of this segment, we originate and service multi-family loan products under the Federal Home Loan Mortgage Corporation’s Small Balance Loan Program (“Freddie Mac” and the “Freddie Mac program”). These originated loans are held for sale, then sold to Freddie Mac.

●	SBA Originations, Acquisitions and Servicing. We acquire, originate and service owner-occupied loans guaranteed by the SBA under its Section 7(a) loan program (the “SBA Section 7(a) Program”) through our wholly-owned subsidiary, ReadyCap Lending, LLC (“ReadyCap Lending”). We hold an SBA license as one of only 14 non-bank Small Business Lending Companies (“SBLCs”) and have been granted preferred lender status by the SBA. These originated loans are either held-for-investment, placed into securitization structures, or sold.

●	Residential Mortgage Banking. We operate our residential mortgage loan origination segment through our wholly-owned subsidiary, GMFS, LLC ("GMFS"). GMFS originates residential mortgage loans eligible to be purchased, guaranteed or insured by the Federal National Mortgage Association (“Fannie Mae”), Freddie Mac, Federal Housing Administration (“FHA”), U.S. Department of Agriculture (“USDA”) and U.S. Department of Veterans Affairs (“VA”) through retail, correspondent and broker channels. These originated loans are then sold to third parties, primarily agency lending programs.

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

We are organized and conduct our operations to qualify as a REIT under the Code. So long as we qualify as a REIT, we are generally not subject to U.S. federal income tax on our net taxable income to the extent that we annually distribute all of our net taxable income to stockholders. We are organized in a traditional UpREIT format pursuant to which we serve as the general partner of and conduct substantially all of our business through Sutherland Partners, LP, or our operating partnership, which serves as our operating partnership subsidiary. We also intend to operate our business in a manner that will permit us to be excluded from registration as an investment company under the 1940 Act.

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

Changes in Market Interest Rates

We own and expect to acquire or originate fixed rate mortgages (“FRMs”), and ARMs, with maturities ranging from five to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in five to ten years. ARM loans generally have a fixed interest rate for a period of five, seven or ten years and then an adjustable interest rate equal to the sum of an index rate, such as the LIBOR, plus a margin, while FRM loans bear interest that is fixed for the term of the loan. As of June 30, 2020, approximately 57% of the loans in our portfolio were ARMs, and 43% were FRMs, based on UPB. We utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with our ARMs.

With respect to our business operations, increases in interest rates, in general, may over time cause:

●	the interest expense associated with our variable-rate borrowings to increase;

●	the value of fixed-rate loans, MBS and other real estate-related assets to decline;

●	coupons on variable-rate loans and MBS to reset to higher interest rates; and

●	prepayments on loans and MBS to slow.

Conversely, decreases in interest rates, in general, may over time cause:

●	the interest expense associated with variable-rate borrowings to decrease;

●	the value of fixed-rate loans, MBS and other real estate-related assets to increase;

●	coupons on variable-rate loans and MBS to reset to lower interest rates; and

●	prepayments on loans and MBS to increase.

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

The major disruption caused by COVID-19 halted most economic activity in most of the United States resulting in a significant increase in unemployment claims and a significant continued decline in the U.S. GDP. COVID-19 could have a continued and prolonged adverse impact on economic and market conditions and trigger a period of global economic slowdown which could have a material adverse effect on the Company’s results and financial condition.

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

The following table sets forth certain information on our operating results:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
(in thousands, except share data)	2020	2019	2020	2019
Net Income	$34,663	$11,245	$(16,853)	$41,693
Earnings per common share - basic	$0.62	$0.25	$(0.33)	$1.05
Earnings per common share - diluted	$0.62	$0.25	$(0.33)	$1.05
Core Earnings	$39,223	$16,775	$40,448	$28,050
Core Earnings per common share - basic and diluted	$0.70	$0.37	$0.73	$0.70
Dividends declared per common share	$0.25	$0.40	$0.65	$0.80
Dividend yield(1)	11.5%	10.7%	11.5%	10.7%
Book value per common share	$14.48	$17.01	$14.48	$17.01
Adjusted net book value per common share(2)	$14.46	$16.65	$14.46	$16.65
(1) Based on the closing share price on June 30, 2020 and 2019, respectively.
(2) Excludes the equity component of our 2017 convertible note issuance.

The following table sets forth certain information on our investment portfolio activity (based on fully committed amounts):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Loan originations
SBC loan originations	$157,945	$419,603	$627,677	$711,568
SBA loan originations	20,824	53,664	66,371	97,777
Residential agency mortgage loan originations	1,191,165	518,186	1,882,474	862,586
Total loan originations	$1,369,934	$991,453	$2,576,522	$1,671,931
Total loan acquisitions	$—	$362,184	$51,494	$490,884
Total loan investment activity	$1,369,934	$1,353,637	$2,628,016	$2,162,815

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

Return Information

The following tables present certain information related to our SBC and SBA loan portfolio as of June 30, 2020 and per share information for the three months ended June 30, 2020, which includes core earnings per share or return information. Core earnings is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in our 2019 Annual report on Form 10-K.

The following table provides a detailed breakdown of our calculation of return on equity and core return on equity for the three months ended June 30, 2020. Core return on equity is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in our 2019 Annual report on Form 10-K.

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

SBA Originations, Acquisitions, and Servicing

The following table includes certain portfolio metrics related to our SBA originations, acquisitions and servicing segment:

Acquired Portfolio

The following table includes certain portfolio metrics related to our acquisitions segment:

Residential Mortgage Banking

The following table includes certain portfolio metrics related to our residential mortgage banking segment:

Changes in Financial Condition

The following table compares our consolidated balance sheets as of June 30, 2020 and March 31, 2020 (amounts in thousands):

	June 30,	March 31,	$ Change	% Change
(In Thousands)	2020	2020	Q2'20 vs. Q1'20	Q2'20 vs. Q1'20
Assets
Cash and cash equivalents	$257,017	$122,265	$134,752	110.2%
Restricted cash	91,539	93,164	(1,625)	(1.7)
Loans, net (including $124,298 and $19,813 held at fair value)	1,432,807	1,969,052	(536,245)	(27.2)
Loans, held for sale, at fair value	297,669	306,328	(8,659)	(2.8)
Mortgage backed securities, at fair value	75,411	78,540	(3,129)	(4.0)
Loans eligible for repurchase from Ginnie Mae	186,197	77,605	108,592	139.9
Investment in unconsolidated joint ventures	53,939	53,379	560	1.0
Purchased future receivables, net	27,190	49,150	(21,960)	(44.7)
Derivative instruments	19,037	17,756	1,281	7.2
Servicing rights (including $73,645 and $78,631 held at fair value)	107,761	110,111	(2,350)	(2.1)
Real estate, held for sale	47,009	48,292	(1,283)	(2.7)
Other assets	103,701	114,891	(11,190)	(9.7)
Assets of consolidated VIEs	2,761,655	2,229,517	532,138	23.9
Total Assets	$5,460,932	$5,270,050	$190,882	3.6%
Liabilities
Secured borrowings	$1,253,895	$1,698,937	$(445,042)	(26.2)%
Securitized debt obligations of consolidated VIEs, net	2,140,009	1,692,074	447,935	26.5
Convertible notes, net	111,581	111,310	271	0.2
Senior secured notes, net	179,481	179,387	94	0.1
Corporate debt, net	150,387	150,074	313	0.2
Guaranteed loan financing	436,532	457,032	(20,500)	(4.5)
Liabilities for loans eligible for repurchase from Ginnie Mae	186,197	77,605	108,592	139.9
Derivative instruments	9,106	16,585	(7,479)	(45.1)
Dividends payable	14,524	21,747	(7,223)	(33.2)
Accounts payable and other accrued liabilities	166,174	89,740	76,434	85.2
Total Liabilities	$4,647,886	$4,494,491	$153,395	3.4%
Stockholders’ Equity
Common stock	$5	$5	$—	0.0%
Additional paid-in capital	854,222	837,064	17,158	2.0
Retained earnings (deficit)	(49,755)	(69,605)	19,850	(28.5)
Accumulated other comprehensive (loss)	(9,876)	(9,536)	(340)	3.6
Total Ready Capital Corporation equity	794,596	757,928	36,668	4.8%
Non-controlling interests	18,450	17,631	819	4.6
Total Stockholders’ Equity	$813,046	$775,559	$37,487	4.8%
Total Liabilities and Stockholders’ Equity	$5,460,932	$5,270,050	$190,882	3.6%

Comparison of balances at June 30, 2020 to March 31, 2020

Assets

Cash and cash equivalents increased $134.8 million, primarily due to the focus on the preservation of liquidity, reduction in loan origination volumes and securitization activities in June 2020.

Loans, net decreased by $536.2 million as a result of loans transferred to VIEs as part of the Ready Capital Mortgage Financing 2020-FL4 (“FL4”) securitization that was completed in June 2020 and the Sutherland Commercial Mortgage Trust 2020-SBC9 (“SBC9”) securitization that was completed in June 2020.

Purchased future receivables, net decreased by $22.0 million, primarily due to a suspension in the origination of purchased future receivables during the quarter and pay-downs on the existing portfolio.

Assets of consolidated VIEs increased by $532.1 million as a result of loans transferred to VIEs as part of the FL4 and SBC9 securitizations, discussed above.

Liabilities

Secured borrowings associated with our repurchase agreements and credit facilities decreased by $445.0 million due to securitization activities during the second quarter of 2020 resulting in a decrease in recourse leverage.

Securitized debt obligations of consolidated VIEs, net increased by $447.9 million, as a result of the completed FL4 and SBC9 securitizations, discussed above.

Dividends payable decreased by $7.2 million due to a reduction in dividends declared from $0.40 per share in the first quarter of 2020 to $0.25 per share in the second quarter of 2020.

Accounts payable and other accrued liabilities increased by $76.4 million, primarily due to servicing payables and deferred revenue related to PPP loan originations in the second quarter of 2020.

Equity

Total equity attributable to our company increased by $36.7 million, primarily the result of net income, attributable to income from origination of PPP loans, unrealized gains on MBS and MSRs, and the recovery of loan reserves.

Selected Balance Sheet Information by Business Segment and Corporate - Other

The following table presents certain selected balance sheet information by each of our four business segments, with the remaining amounts reflected in Corporate –Other, as of June 30, 2020:

(in thousands)	Acquisitions	SBC Originations	SBA Originations, Acquisitions and Servicing	Residential Mortgage Banking	Total
Assets
Loans, net (1)(2)	$999,266	$2,465,554	$742,929	$4,295	$4,212,044
Loans, held for sale, at fair value	4,146	15,355	12,382	269,421	301,304
Mortgage backed securities, at fair value	22,800	52,611	—	—	75,411
Servicing rights	—	16,798	17,318	73,645	107,761
Investment in unconsolidated joint ventures	53,939	—	—	—	53,939
Purchased future receivables, net	27,190	—	—	—	27,190
Real estate, held for sale	47,009	8,305	—	—	55,314

Liabilities
Secured borrowings	$312,022	$694,037	$13,294	$170,039	$1,189,392
Securitized debt obligations of consolidated VIEs	554,959	1,474,351	110,699	—	2,140,009
Guaranteed loan financing	—	—	436,532	—	436,532
Senior secured notes, net	42,563	129,873	7,045	—	179,481
Corporate debt, net	75,054	75,333	—	—	150,387
Convertible notes, net	54,990	50,994	5,598	—	111,581
(1) Includes loan assets of consolidated VIEs (2) Excludes allowance for loan losses.

Results of Operations

The following table compares our summarized results of operations for the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Interest income
Loan acquisitions	$14,977	$18,208	$(3,231)	$31,470	$28,881	$2,589
SBC originations	37,497	30,639	6,858	76,766	58,828	17,938
SBA originations, acquisitions and servicing	8,808	7,124	1,684	21,279	16,233	5,046
Residential mortgage banking	1,929	1,063	866	3,247	1,845	1,402
Total interest income	$63,211	$57,034	$6,177	$132,762	$105,787	$26,975
Interest expense
Loan acquisitions	$(10,654)	$(10,602)	$(52)	$(21,859)	$(18,307)	$(3,552)
SBC originations	(23,507)	(21,401)	(2,106)	(49,134)	(42,068)	(7,066)
SBA originations, acquisitions and servicing	(6,839)	(2,300)	(4,539)	(15,352)	(8,790)	(6,562)
Residential mortgage banking	(2,036)	(1,450)	(586)	(3,621)	(2,364)	(1,257)
Corporate - other	(372)	-	(372)	(372)	-	(372)
Total interest expense	$(43,408)	$(35,753)	$(7,655)	$(90,338)	$(71,529)	$(18,809)
Net interest income before provision for loan losses	$19,803	$21,281	$(1,478)	$42,424	$34,258	$8,166
Loan acquisitions	$(1,965)	$(544)	$(1,421)	(7,688)	(677)	(7,011)
SBC originations	5,821	(350)	6,171	(24,007)	(309)	(23,698)
SBA originations, acquisitions and servicing	(2,765)	(454)	(2,311)	(7,019)	(880)	(6,139)
Residential mortgage banking	(500)	—	(500)	(500)	—	(500)
Provision for loan losses	$591	$(1,348)	1,939	(39,214)	(1,866)	(37,348)
Net interest income after provision for loan losses	$20,394	$19,933	$461	$(36,004)	$30,526	$(66,530)
Non-interest income
Loan acquisitions	$6,272	$2,832	$3,440	$(1,253)	$5,762	$(7,015)
SBC originations	7,354	3,673	3,681	6,327	9,245	(2,918)
SBA originations, acquisitions and servicing	32,700	6,103	26,597	37,249	10,348	26,901
Residential mortgage banking	74,585	20,298	54,287	101,012	33,074	67,938
Corporate - other	16	50	(34)	115	30,793	(30,678)
Total non-interest income	$120,927	$32,956	$87,971	$143,450	$89,222	$54,228
Non-interest expense
Loan acquisitions	$(8,586)	$(2,197)	$(6,389)	$(19,390)	$(3,676)	$(15,714)
SBC originations	(10,933)	(6,274)	(4,659)	(19,018)	(12,167)	(6,851)
SBA originations, acquisitions and servicing	(10,400)	(6,929)	(3,471)	(16,493)	(11,791)	(4,702)
Residential mortgage banking	(61,394)	(22,906)	(38,488)	(94,594)	(40,726)	(53,868)
Corporate - other	(9,845)	(6,294)	(3,551)	(16,455)	(17,520)	1,065
Total non-interest expense	$(101,158)	$(44,600)	$(56,558)	$(165,950)	$(85,880)	$(80,070)
Net income (loss) before provision for income taxes
Loan acquisitions	$44	$7,697	$(7,653)	$(18,720)	$11,983	$(30,703)
SBC originations	16,232	6,287	9,945	(9,066)	13,529	(22,595)
SBA originations, acquisitions and servicing	21,504	3,544	17,960	19,664	5,120	14,544
Residential mortgage banking	12,584	(2,995)	15,579	5,544	(8,171)	13,715
Corporate - other	(10,201)	(6,244)	(3,957)	(16,712)	13,273	(29,985)
Total net income (loss) before provision for income taxes	$40,163	$8,289	$31,874	$(19,290)	$35,734	$(55,024)

Results of Operations – Supplemental Information

Realized and unrealized gains (losses) on financial instruments are recorded in the consolidated statements of income and classified based on the nature of the underlying asset or liability.

The following table presents the components of realized and unrealized gains (losses) on financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Realized gains (losses) on financial instruments
Realized gains on loans - Freddie Mac	$2,854	$766	$4,000	$1,862
Creation of mortgage servicing rights - Freddie Mac	3,539	680	4,988	1,947
Realized gains on loans - SBA	1,215	3,229	4,489	6,050
Creation of mortgage servicing rights - SBA	374	948	1,335	1,881
Realized gain (loss) on derivatives, at fair value	(320)	156	(704)	156
Realized gain (loss) on mortgage backed securities, at fair value	379	451	1,589	451
Net realized gains (losses) - all other	(603)	25	(1,087)	1,190
Net realized gain on financial instruments	$7,438	$6,255	$14,610	$13,537
Unrealized gains (losses) on financial instruments
Unrealized gain (loss) on loans - Freddie Mac	$(514)	$559	$23	$298
Unrealized gain (loss) on loans - SBA	31	71	(1,051)	(504)
Unrealized gain (loss) on residential mortgage servicing rights, at fair value	(12,043)	(6,339)	(28,480)	(13,467)
Unrealized gain (loss) on derivatives, at fair value	(881)	(1,383)	(5,062)	(2,125)
Unrealized gain (loss) on mortgage backed securities, at fair value	(161)	(85)	(12,020)	1,711
Net unrealized gains (losses) - all other	(176)	171	(588)	169
Net unrealized gain (loss) on financial instruments	$(13,744)	$(7,006)	$(47,178)	$(13,918)

Acquisition Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2020	2019	$ Change	2020	2019	$ Change
Interest income	$14,977	$18,208	$(3,231)	$31,470	$28,881	$2,589
Interest expense	(10,654)	(10,602)	(52)	(21,859)	(18,307)	(3,552)
Net interest income before provision for loan losses	$4,323	$7,606	$(3,283)	$9,611	$10,574	$(963)
Provision for loan losses	(1,965)	(544)	(1,421)	(7,688)	(677)	(7,011)
Net interest income after provision for loan losses	$2,358	$7,062	$(4,704)	$1,923	$9,897	(7,974)
Non-interest income	6,272	2,832	3,440	(1,253)	5,762	(7,015)
Non-interest expense	(8,586)	(2,197)	(6,389)	(19,390)	(3,676)	(15,714)
Total non-interest income (expense)	$(2,314)	$635	$(2,949)	$(20,643)	$2,086	$(22,729)
Net income (loss) before provision for income taxes	$44	$7,697	$(7,653)	$(18,720)	$11,983	$(30,703)

Interest income

Interest income of $15.0 million for the quarter ended June 30, 2020 in our loan acquisitions segment represented a decrease of $3.2 million from the prior year quarter, primarily driven by loan payoffs, an increase in delinquencies in our acquired loan portfolio, and the curtailment of loan acquisitions in the second quarter of 2020. As of June 30, 2020, the carrying value of the acquired loan portfolio was $997.8 million, compared to $1.1 billion as of June 30, 2019.

Interest income of $31.5 million in the six months ended June 30, 2020 in our loan acquisitions segment represented an increase of $2.6 million from the prior period, primarily driven by the re-investment of capital into acquired loans throughout the second half of 2019.

Interest expense

Interest expense of $10.7 million for the quarter ended June 30, 2020 in our loan acquisitions segment represented an increase of $0.1 million from the prior year quarter, reflecting an increase in borrowing needs, as a result of deploying capital back into the acquired loan business throughout the second half of 2019.

Interest expense of $21.9 million in the six months ended June 30, 2020 in our loan acquisitions segment represented an increase of $3.6 million from the prior year period, primarily reflecting an increase in borrowing needs, as a result of deploying capital back into the acquired loan business and a higher average carrying value of the loan portfolio, as noted above.

Provision for loan losses

Provision for loan losses of $2.0 million for the quarter ended June 30, 2020 in our loan acquisitions segment represented an increase of $1.4 million from the prior year quarter. The increase in the provision for loan losses during the quarter ended June 30, 2020 was primarily the result of the implementation of the CECL impairment standard, which resulted in an increase in loan loss reserves across all product types upon implementation in 2020.

Provision for loan losses of $7.7 million for the six months ended June 30, 2020 in our loan acquisitions segment represented an increase of $7.0 million from the prior year period. The increase in the provision for loan losses during the six months ended June 30, 2020 was primarily the result of the implementation of the CECL impairment standard, which resulted in an increase in loan loss reserves across all product types upon implementation in 2020.

Non-interest income (loss)

Non-interest income of $6.3 million for the quarter ended June 30, 2020 in our loan acquisitions segment represented an increase of $3.4 million from the prior year quarter, primarily driven by a $5.6 million increase in income on purchased future receivables at Knight Capital.

Non-interest loss of $1.3 million for the six months ended June 30, 2020 in our loan acquisitions segment represented a decrease of $7.0 million from the prior year period, primarily driven by a decrease in income generated on our unconsolidated joint ventures of $7.5 million and an increase in unrealized losses on derivatives of $9.0 million, partially offset by a $9.1 million increase in income on purchased future receivables at Knight Capital.

Non-interest expense

Non-interest expense of $8.6 million for the quarter ended June 30, 2020 in our loan acquisitions segment represented an increase of $6.4 million from the prior year quarter ended June 30, 2019, primarily reflecting an increase in employee compensation and benefits of $2.6 million and an increase in general operating expenses of $3.2 million, due operating expenses incurred at Knight Capital.

Non-interest expense of $19.4 million for the six months ended June 30, 2020 in our loan acquisitions segment represented an increase of $15.7 million from the prior year period ended June 30, 2019, primarily reflecting an increase in employee compensation and benefits of $5.4 million at Knight Capital, REO impairment of $3.0 million, an increase in general operating expenses of $7.3 million and an increase in loan servicing expense of $0.9 million.

SBC Originations Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2020	2019	$ Change	2020	2019	$ Change
Interest income	$37,497	$30,639	$6,858	$76,766	$58,828	$17,938
Interest expense	(23,507)	(21,401)	(2,106)	(49,134)	(42,068)	(7,066)
Net interest income before provision for loan losses	$13,990	$9,238	$4,752	$27,632	$16,760	$10,872
Recoveries of (provision for) loan losses	5,821	(350)	6,171	(24,007)	(309)	(23,698)
Net interest income after provision for loan losses	$19,811	$8,888	$10,923	$3,625	$16,451	(12,826)
Non-interest income (loss)	7,354	3,673	3,681	6,327	9,245	(2,918)
Non-interest expense	(10,933)	(6,274)	(4,659)	(19,018)	(12,167)	(6,851)
Total non-interest income (expense)	$(3,579)	$(2,601)	$(978)	$(12,691)	$(2,922)	$(9,769)
Net income (loss) before provision for income taxes	$16,232	$6,287	$9,945	$(9,066)	$13,529	$(22,595)

Interest income

Interest income of $37.5 million for the quarter ended June 30, 2020 in our SBC originations segment represented an increase of $6.9 million from the prior year quarter primarily reflecting an increase in SBC loan originations, resulting in higher average loan balances. Originated transitional loans contributed $22.4 million in interest income during the quarter ended June 30, 2020, representing a $5.3 million increase from the quarter ended June 30, 2019. Originated SBC loans contributed $14.4 million in interest income during the quarter ended June 30, 2020, representing a $2.2 million increase from the quarter ended June 30, 2019.

Interest income of $76.8 million for the six months ended June 30, 2020 in our SBC originations segment represented an increase of $17.9 million from the prior year period primarily reflecting an increase in SBC loan originations, resulting in higher average loan balances. Originated transitional loans contributed $44.6 million in interest income during the six months ended June 30, 2020, representing a $13.3 million increase from the six months ended June 30, 2019. Originated SBC loans contributed $30.8 million in interest income during the six months ended June 30, 2020, representing a $5.9 million increase from the six months ended June 30, 2019.

Interest expense

Interest expense of $23.5 million in our SBC originations segment represented an increase of $2.1 million from the prior year quarter ended June 30, 2019, primarily reflecting an increase in borrowing activities under our shorter-term secured borrowings and securitized debt obligations.

Interest expense of $49.1 million in our SBC originations segment represented an increase of $7.1 million from the prior year period ended June 30, 2019, primarily reflecting an increase in borrowing activities under our shorter-term secured borrowings and securitized debt obligations.

Provision for (Recoveries of) loan losses

Recoveries of loan losses of $5.8 million for the quarter ended June 30, 2020 in our SBC originations segment represented an increase of $6.2 million from the prior year quarter. The decrease in the provision for loan losses during the three months ended June 30, 2020 is due to a recovery of the provision taken in the first quarter of 2020, which was primarily attributed to the significant adverse change in the economic outlook due to the COVID-19 pandemic.

Provision for loan losses of $24.0 million for the six months ended June 30, 2020 in our SBC originations segment represented an increase of $23.7 million from the prior year period. The increase in the provision for loan losses during the six months ended June 30, 2020 million was primarily the result of the implementation of the CECL impairment standard, which resulted in an increase in loan loss reserves across all product types upon implementation in 2020.

Non-interest income (loss)

Non-interest income (loss) of $7.4 million for the quarter ended June 30, 2020 in our SBC originations segment represented an increase of $3.7 million from the prior quarter ended June 30, 2019 primarily reflecting an increase in realized gains on sales of Freddie Mac loans of $2.0 million and a reduction of unrealized losses on non-designated interest rate swap hedges.

Non-interest income (loss) of $6.3 million for the six months ended June 30, 2020 in our SBC originations segment represented a decrease of $2.9 million from the prior year period ended June 30, 2019 primarily reflecting a reduction in realized and unrealized gains on derivatives.

Non-interest expense

Non-interest expense of $10.9 million for the quarter ended June 30, 2020 in our SBC originations segment represented an increase of $4.7 million from the prior year quarter ended June 30, 2019, primarily reflecting an increase in general operating expenses of $1.7 million and an increase in employee compensation expense of $2.9 million.

Non-interest expense of $19.0 million for the six months ended June 30, 2020 in our SBC originations segment represented an increase of $6.9 million from the prior year period ended June 30, 2019, primarily reflecting an increase in general operating expenses of $3.1 million, an increase in employee compensation expense of $3.4 million, and an increase in servicing expense of $0.6 million.

SBA Originations, Acquisitions and Servicing Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2020	2019	$ Change	2020	2019	$ Change
Interest income	$8,808	$7,124	$1,684	$21,279	$16,233	$5,046
Interest expense	(6,839)	(2,300)	(4,539)	(15,352)	(8,790)	(6,562)
Net interest income before provision for loan losses	$1,969	$4,824	$(2,855)	$5,927	$7,443	$(1,516)
Provision for loan losses	(2,765)	(454)	(2,311)	(7,019)	(880)	(6,139)
Net interest income after provision for loan losses	$(796)	$4,370	$(5,166)	$(1,092)	$6,563	(7,655)
Non-interest income	32,700	6,103	26,597	37,249	10,348	26,901
Non-interest expense	(10,400)	(6,929)	(3,471)	(16,493)	(11,791)	(4,702)
Total non-interest income (expense)	$22,300	$(826)	$23,126	$20,756	$(1,443)	$22,199
Net income (loss) before provision for income taxes	$21,504	$3,544	$17,960	$19,664	$5,120	$14,544

Interest income

Interest income of $8.8 million for the quarter ended June 30, 2020 in our SBA originations, acquisitions, and servicing segment represented an increase of $1.7 million from the prior year quarter ended June 30, 2019, due to an increase in loan origination activities during 2019 resulting in higher average loan balances in 2020.

Interest income of $21.3 million for the six months ended June 30, 2020 in our SBA originations, acquisitions, and servicing segment represented an increase of $5.1 million from the prior year period ended June 30, 2019, due to an increase in loan origination activities during 2019 resulting in higher average loan balances in 2020.

Interest expense

Interest expense of $6.8 million for the quarter ended June 30, 2020 in our SBA originations, acquisitions, and servicing segment represented an increase of $4.5 million from the prior year quarter ended June 30, 2019 primarily reflecting an increase in borrowing activities under secured short-term borrowings due to the need to finance a greater number of loan originations during 2019.

Interest expense of $15.4 million for the six months ended June 30, 2020 in our SBA originations, acquisitions, and servicing segment represented an increase of $6.6 million from the prior year period ended June 30, 2019 primarily reflecting an increase in borrowing activities under secured short-term borrowings due to the need to finance a greater number of loan originations during 2019.

Provision for loan losses

Provision for loan losses of $2.8 million for the quarter ended June 30, 2020 in our SBA originations, acquisitions, and servicing segment. The increase in the provision for loan losses during the three months ended June 30, 2020 of $2.3 million was primarily the result of the implementation of the CECL impairment standard, which resulted in an increase in loan loss reserves across all product types upon implementation in 2020.

Provision for loan losses of $7.0 million for the six months ended June 30, 2020 in our SBA originations, acquisitions, and servicing segment. The increase in the provision for loan losses during the six months ended June 30, 2020 of $6.1 million was primarily the result of the implementation of the CECL impairment standard, which resulted in an increase in loan loss reserves across all product types upon implementation in 2020.

Non-interest income

Non-interest income of $32.7 million for the quarter ended June 30, 2020 in our SBA originations, acquisitions, and servicing segment represented an increase of $26.6 million from the prior year quarter ended June 30, 2019 primarily reflecting income from origination of PPP loans.

Non-interest income of $37.2 million for the six months ended June 30, 2020 in our SBA originations, acquisitions, and servicing segment represented an increase of $26.9 million from the prior year period ended June 30, 2019 primarily reflecting income from origination of PPP loans.

Non-interest expense

Non-interest expense of $10.4 million for the quarter ended June 30, 2020 in our SBA originations, acquisitions, and servicing segment represented an increase of $3.5 million compared to the prior year quarter ended June 30, 2019, primarily reflecting an increase in other operating expenses of $4.5 million, partially offset by a reduction in employee compensation expense of $0.9 million.

Non-interest expense of $16.5 million for the six months ended June 30, 2020 in our SBA originations, acquisitions, and servicing segment represented an increase of $4.7 million compared to the prior year period ended June 30, 2019, primarily reflecting an increase in other operating expenses of $5.0 million and an increase in servicing expense of $0.5 million, partially offset by a reduction in employee compensation expense of $0.8 million.

Residential Mortgage Banking Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2020	2019	$ Change	2020	2019	$ Change
Interest income	$1,929	$1,063	$866	$3,247	$1,845	$1,402
Interest expense	(2,036)	(1,450)	(586)	(3,621)	(2,364)	(1,257)
Net interest income before provision for loan losses	$(107)	$(387)	$280	$(374)	$(519)	$145
Provision for loan losses	(500)	—	(500)	(500)	—	(500)
Net interest income after provision for loan losses	$(607)	$(387)	$(220)	$(874)	$(519)	(355)
Non-interest income	74,585	20,298	54,287	101,012	33,074	67,938
Non-interest expense	(61,394)	(22,906)	(38,488)	(94,594)	(40,726)	(53,868)
Total non-interest income (expense)	$13,191	$(2,608)	$15,799	$6,418	$(7,652)	$14,070
Net income (loss) before provision for income taxes	$12,584	$(2,995)	$15,579	$5,544	$(8,171)	$13,715

Interest income

Interest income of $1.9 million in our residential mortgage banking segment for the quarter ended June 30, 2020 represented an increase of $0.9 million from the prior year quarter ended June 30, 2019, reflecting an increase in overall loan originations, resulting in an increase in balance sheet carrying values of loans during the quarter ended June 30, 2020.

Interest income of $3.2 million in our residential mortgage banking segment for the six months ended June 30, 2020 represented an increase of $1.4 million from the prior year period ended June 30, 2019, reflecting an increase in overall loan originations, resulting in an increase in balance sheet carrying values of loans during the six months ended June 30, 2020.

Interest expense

Interest expense of $2.0 million in our residential mortgage banking segment for the quarter ended June 30, 2020 represented an increase of $0.6 million from the prior year quarter ended June 30, 2019, primarily reflecting borrowing costs on a greater number of originated loans.

Interest expense of $3.6 million in our residential mortgage banking segment for the six months ended June 30, 2020 represented an increase of $1.3 million from the prior year period ended June 30, 2019, primarily reflecting borrowing costs on a greater number of originated loans.

Provision for loan losses

Provision for loan losses of $0.5 million for the quarter ended June 30, 2020 in our residential mortgage banking segment. The increase in the provision for loan losses during the three months ended June 30, 2020 was primarily the result of financial hardships experienced by certain borrowers as a result of COVID-19.

Provision for loan losses of $0.5 million for the six months ended June 30, 2020 in our residential mortgage banking segment. The increase in the provision for loan losses during the six months ended June 30, 2020 was primarily the result of financial hardships experienced by certain borrowers as a result of COVID-19.

Non-interest income

Non-interest income of $74.6 million in our residential mortgage banking segment for the quarter ended June 30, 2020 represented an increase of $54.3 million from the prior year quarter ended June 30, 2019 primarily reflecting an increase in revenue on residential mortgage banking activities of $59.5 million as a result of an increase in loan originations in the current year. This was offset by unrealized losses on residential MSRs of $12.0 million during the quarter ended June 30, 2020 compared to $6.3 million of unrealized losses during the quarter ended June 30, 2019.

Non-interest income of $101.0 million in our residential mortgage banking segment for the six months ended June 30, 2020 represented an increase of $67.9 million from the prior year period ended June 30, 2019 primarily reflecting an increase in revenue on residential mortgage banking activities of $81.6 million as a result of an increase in loan originations in the current year. This was offset by unrealized losses on residential MSRs of $28.5 million during the six months ended June 30, 2020 compared to $13.5 million of unrealized losses during the six months ended June 30, 2019.

Non-interest expense

Non-interest expense of $61.4 million in our residential mortgage banking segment for the quarter ended June 30, 2020 represented an increase of $38.5 million from the prior year quarter ended June 30, 2019, primarily reflecting an increase in variable expenses on residential mortgage banking activities of $22.9 million, an increase in employee compensation of $10.4 million, and an increase in loan servicing expense of $5.2 million.

Non-interest expense of $94.5 million in our residential mortgage banking segment for the six months ended June 30, 2020 represented an increase of $53.9 million from the prior year period ended June 30, 2019, primarily reflecting an increase in variable expenses on residential mortgage banking activities of $33.9 million, an increase in employee compensation of $14.5 million, and an increase in loan servicing expense of $5.7 million.

Corporate- Other

Non-interest income

Non-interest income of $30.7 million in our Corporate – Other segment for the six months ended June 30, 2019 represented a bargain purchase gain associated with the ORM merger.  There were no significant changes for the three months ended June 30, 2020 compared to the prior year quarter.

Non-interest expense

Non-interest expense of $9.8 million for the quarter ended June 30, 2020 increased $3.5 million from the prior year quarter ended June 30, 2019 primarily due to incentive fees due to our Manager of $3.5 million.

Non-interest expense of $16.5 million for the six months ended June 30, 2020 decreased $1.1 million from the prior year period ended June 30, 2019 primarily due to a decrease in merger related expense of $6.0 million, partially offset by an increase in incentive fees and management fees due to our Manager of $4.2 million.

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

The following table presents our summarized consolidated results of operations and reconciliation to core earnings for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Net Income	$34,663	$11,245	$23,418	$(16,853)	$41,693	$(58,546)
Reconciling items:
Unrealized (gain) loss on mortgage servicing rights	12,044	6,339	5,705	28,481	13,467	15,014
Impact of the adoption of ASU 2016-13 on accrual loans	(5,076)	—	(5,076)	30,362	—	30,362
Non-recurring REO impairment	106	—	106	3,075	—	3,075
Merger transaction costs and other non-recurring expenses	967	670	297	2,222	6,863	(4,641)
Bargain purchase gain	—	—	—	—	(30,728)	30,728
Unrealized (gain) loss on mortgage-backed securities	(45)	106	(151)	185	122	63
Unrealized loss on de-designated cash flow hedges	—	—	—	2,118	—	2,118
Total reconciling items	$7,996	$7,115	$881	$66,443	$(10,276)	$76,719
Income tax adjustments	(3,436)	(1,585)	(1,851)	(9,142)	(3,367)	(5,775)
Core earnings	$39,223	$16,775	$22,448	$40,448	$28,050	$12,398
Less: Core earnings attributable to non-controlling interests	(917)	(412)	(505)	(942)	(776)	(166)
Less: Income attributable to participating shares	(285)	(79)	(206)	(748)	(161)	(587)
Core earnings attributable to common stockholders	$38,021	$16,284	$21,737	$38,758	$27,113	$11,645
Core Earnings per common share - basic and diluted	$0.70	$0.37	$0.33	$0.73	$0.70	$0.03

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Consolidated net income increased by $23.4 million, from $11.2 million during the three months ended June 30, 2019 to $34.7 million during the three months ended June 30, 2020. Core earnings increased by $22.4 million, from $16.8 million during the three months ended June 30, 2019 to $39.2 million during the three months ended June 30, 2020.

The increase in consolidated net income was primarily the result of $23.1 million of revenue recognized on loans originated under the SBA’s PPP program. Core earnings increased by $22.4 million as a result of the PPP revenue as noted above.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Consolidated net income decreased by $58.5 million, from $41.7 million during the six months ended June 30, 2019 to a net loss of $16.9 million during the six months ended June 30, 2020. Core earnings increased by $12.4 million, from $28.1 million during the six months ended June 30, 2019 to $40.4 million during the six months ended June 30, 2020.

The decrease in consolidated net income was the result the result of a number of factors, including a $35.4 million reduction due to the adoption of CECL during the three months ended March 31, 2020. In addition, unrealized losses on MSRs of $16.4 million and $3.0 million of non-recurring REO impairment experienced in the first quarter of 2020. In addition, we experienced a bargain purchase gain of $30.7 million, offset by merger related expenses of $5.5 million, as a result of the ORM merger transaction in the first quarter of 2019. This was partially offset by the $23.1 million of revenue recognized on loans originated under the SBA’s PPP program.

Core earnings increased by $12.4 million as a result of the $23.1 million of revenue recognized on loans originated under the SBA’s PPP program and revenue growth in our residential mortgage banking segment.

COVID-19 Impact on Operating Results

The significant and wide-ranging response of international, federal, state and local public health and governmental authorities to the COVID-19 pandemic in regions across the United States and the world, including the imposition of quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations, and the volatile economic, business and financial market conditions resulting therefrom, are expected to negatively impact our business, financial performance and operating results in later periods of 2020. Although we are uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health efforts to contain and combat the spread of COVID-19, we will likely experience material deterioration in our financial performance and operating results, revenues, cash flow and/or profitability in one or more of the remaining periods in 2020 compared to the corresponding prior-year periods and compared to our expectations at the beginning of our 2020 fiscal year. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Cash flow activity

The following table provides a summary of the net change in our cash and cash equivalents and restricted cash:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Cash flows provided by (used in) operating activities	$148,040	$(58,824)	$48,028	$(58,007)
Cash flows provided by (used in) investing activities	$7,086	$(504,415)	$(137,382)	$(674,608)
Cash flows provided by (used in) financing activities	$(29,728)	$544,407	$310,759	$739,685

Net increase in cash and cash equivalents and restricted cash	$125,398	$(18,832)	$221,405	$7,070

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Cash, cash equivalents, and restricted cash increased by $125.4 million during the current quarter ended June 30, 2020, reflecting:

●	Net cash provided by operating activities of $148.0 million for the current quarter related primarily to:
-	Cash inflows from proceeds on sales and pay-downs on loans, held-for-sale, at fair value of $1,471.9 million, offset by cash outflows on originations of new loans of $1,401.4 million.

●	Net cash provided by investing activities of $7.1 million for the current quarter related primarily to:
-	Cash outflows of $145.3 million relating to originations and purchases of loans, held at fair value and held-for-investment loans, offset by cash inflows relating to repayments of loans, held-for-investment of $148.5 million and sales and repayments of MBS of $3.5 million.

●	Net cash used in financing activities of $29.7 million for the current quarter related primarily to:
-	Net repayment of borrowings of $444.5 million and repayments of guaranteed loan financing of $24.7 million, partially offset by net proceeds from securitized debt obligations of $452.6 million.
-

Cash, cash equivalents, and restricted cash decreased by $18.8 million during the previous quarter ended June 30, 2019, reflecting:

●	Net cash used in operating activities of $58.0 million for the prior year quarter related primarily to:
-	Cash outflows on originations and purchases of new loans, held-for-sale, at fair value of $639.2 million, partially offset by cash inflows on sale and pay-downs of loans of $598.6 million.

●	Net cash used in investing activities of $504.4 million for the prior year quarter related primarily to:
-	Cash outflows of $695.0 million relating to originations and purchases of loans, held-for-investment, partially offset by cash inflows relating to repayments of loans, held at fair value and held-for-investment of $195.7 million and sales and repayments of MBS of $2.2 million.

●	Net cash provided by financing activities of $544.4 million for the prior year quarter related primarily to:
-	Net proceeds from securitized debt obligations of $430.9 million and $140.6 million of secured borrowings.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

Cash, cash equivalents, and restricted cash increased by $221.4 million during the six months ended June 30, 2020, reflecting:

●	Net cash provided by operating activities of $48.0 million for the current quarter related primarily to:
-	Cash inflows from an increase in accounts payable and other accrued liabilities of $59.0 million primarily due to $14 million of deferred revenue relating to PPP activities, which will be received in future periods, and approximately $40 million due to third parties relating to PPP activities.

●	Net cash used in investing activities of $137.4 million for the current quarter related primarily to:
-	Cash outflows of $526.9 million relating to originations and purchases of loans, held at fair value and held-for-investment loans, offset by cash inflows relating to repayments of loans, held at fair value and held-for-investment of $371.7 million, sales and repayments of MBS of $8.5 million, and sales of real estate $9.0 million.

●	Net cash provided by financing activities of $310.8 million for the current quarter related primarily to:
-	Net proceeds from securitized debt of $327.2 million and net proceeds from secured borrowings of $65.8 million, partially offset by repayments of guaranteed loan financing of $59.3 million.

Cash, cash equivalents, and restricted cash increased by $7.1 million during the six months ended June 30, 2019, reflecting:

●	Net cash used in operating activities of $58.0 million for the prior year period related primarily to:
-	Cash outflows on originations and purchases of new loans, held-for-sale, at fair value of $1,084.7 million, partially offset by cash inflows on sale and pay-downs of loans of $1,057.1 million.

●	Net cash used in investing activities of $674.6 million for the prior year period related primarily to:
-	Cash outflows of $1,069.4 million relating to originations and purchases of loans, held-for-investment, partially offset by cash inflows relating to repayments of loans, held at fair value and held-for-investment of $382.8 million and sales and repayments of MBS of $10.0 million.

●	Net cash provided by financing activities of $739.7 million for the prior year period related primarily to:
-	Net proceeds from securitized debt obligations of $667.9 million and $142.4 million of secured borrowings.

Collateralized borrowings under repurchase agreements

The following table presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase agreements during the quarter and the highest balance of any month end during the quarter (dollars in thousands):

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q2 2017	$520,169	$576,560	$520,169
Q3 2017	320,371	420,270	433,183
Q4 2017	382,612	351,492	382,612
Q1 2018	446,663	414,638	446,663
Q2 2018	443,263	444,963	447,751
Q3 2018	610,251	526,757	610,251
Q4 2018	635,233	622,742	635,233
Q1 2019	597,963	604,107	635,233
Q2 2019	612,383	605,173	612,383
Q3 2019	876,163	744,273	876,163
Q4 2019	809,189	842,676	876,163
Q1 2020	1,159,357	984,273	1,159,357
Q2 2020	714,162	936,760	1,057,522

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

The net decrease in the outstanding balance during the first half of 2020 was primarily due to securitization of our acquired and originated loan assets in June 2020.

Debt facilities

We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by loans and investments. The following is a summary of our debt facilities:

							Carrying Value at
Lender	Asset Class	Current Maturity	Pricing	Facility Size		Pledged Assets Carrying Value	June 30, 2020	December 31, 2019
JPMorgan	Acquired loans, SBA loans	June 2021	1M L + 2.00 to 2.75%	$250,000		$47,576	$34,525	$88,972
Keybank	Freddie Mac loans	February 2021	1M L + 1.30%	100,000		15,355	15,071	21,513
East West Bank	SBA loans	October 2020	Prime - 0.821 to + 0.29%	50,000		43,572	33,887	13,294
Credit Suisse	Acquired loans (non USD)	December 2021	Euribor + 2.50%	224,680	(a)	51,025	37,709	37,646
FCB	Acquired loans	June 2021	2.75%	—		—	—	1,354
Comerica Bank	Residential loans	March 2021	1M L + 1.75%	100,000		92,811	85,930	56,822
TBK Bank	Residential loans	October 2020	Variable Pricing	150,000		129,298	123,459	52,151
Origin Bank	Residential loans	September 2020	Variable Pricing	70,000		26,079	24,277	15,343
Associated Bank	Residential loans	November 2020	1M L + 1.50%	40,000		22,097	20,477	5,823
East West Bank	Residential MSRs	September 2023	1M L + 2.50%	50,000		49,699	37,700	39,900
Credit Suisse	Purchased future receivables, PPP loans	June 2021	1M L + 4.50%	150,000		132,438	114,345	34,900
Rabobank	Real estate	January 2021	4.22%	14,500		18,953	12,353	12,485
Total borrowings under credit facilities (b)				$1,199,180		$628,903	$539,733	$380,203
Citibank	Fixed rate, Transitional, Acquired loans	October 2020	1M L + 1.875 to 2.125%	$500,000		$158,192	$132,257	$124,718
Deutsche Bank	Fixed rate, Transitional loans	November 2021	3M L + 2.00 to 2.40%	350,000		237,295	165,604	141,356
JPMorgan	Transitional loans	December 2020	1M L + 2.25 to 4.00%	400,000		269,399	182,293	250,466
JPMorgan	MBS	September 2020	2.82 to 4.82%	81,093		118,452	81,093	93,715
Deutsche Bank	MBS	January 2021	3.54%	16,354		20,189	16,354	44,730
Citibank	MBS	August 2020	4.37 to 5.60%	61,244		114,749	61,244	56,189
Bank of America	MBS	Matured	1.31 to 1.61%	—		—	—	38,954
RBC	MBS	October 2020	3.03 to 4.43%	40,317		60,484	40,317	59,061
Related party	Originated SBC, Originated transitional, Acquired loans	September 2020	1ML +12.0%	35,000		61,226	35,000	—
Total borrowings under repurchase agreements (c)				$1,484,008		$1,039,986	$714,162	$809,189
Total secured borrowings				$2,683,188		$1,668,889	$1,253,895	$1,189,392

(a) The current facility size is €200.0 million, but has been converted into USD for purposes of this disclosure.

(b) The weighted average interest rate of borrowings under credit facilities was 3.2% and 4.0% as of June 30, 2020 and December 31, 2019, respectively.

(c) The weighted average interest rate of borrowings under repurchase agreements was 3.7% and 4.2% as of June 30, 2020 and December 31, 2019, respectively.

Deutsche Bank loan repurchase facility

Our subsidiaries, ReadyCap Commercial, LLC (“ReadyCap Commercial”), Sutherland Asset I, LLC (“Sutherland Asset I”), Ready Capital Subsidiary REIT I, LLC (“Ready Capital Sub-REIT”), and Sutherland Warehouse Trust II, LLC (“Sutherland Warehouse Trust II”) renewed their master repurchase agreement in January 2020, pursuant to which ReadyCap Commercial, Sutherland Asset I and Sutherland Warehouse Trust II may be advanced an aggregate principal amount of up to $350 million on originated mortgage loans (the “DB Loan Repurchase Facility”).

As of June 30, 2020, we had $165.6 million outstanding under the DB Loan Repurchase Facility. The DB Loan Repurchase Facility is used to finance SBC loans, and the interest rate is LIBOR plus a spread, which varies depending on the type and age of the loan. The DB Loan Repurchase Facility has been extended through November 2021 and our subsidiaries have an option to extend the DB Loan Repurchase Facility for an additional year, subject to certain conditions. Up to 100% of the then-current unpaid obligations of ReadyCap Commercial, Sutherland Asset I, and Sutherland Warehouse Trust II are fully guaranteed by us.

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

JPMorgan loan repurchase facility

Our subsidiaries, ReadyCap Warehouse Financing, LLC (“ReadyCap Warehouse Financing”), Sutherland Warehouse Trust, LLC (“Sutherland Warehouse Trust”) entered into a master repurchase agreement in December 2015, pursuant to which ReadyCap Warehouse Financing, Sutherland Warehouse Trust and Ready Capital Mortgage Depositor II, LLC (which joined as a seller in October 2019), may sell, and later repurchase, mortgage loans in an aggregate principal amount of up to $400 million. Our subsidiaries renewed their master repurchase agreement with JPMorgan in February 2020 (the “JPM Loan Repurchase Facility”).

As of June 30, 2020, we had $182.3 million outstanding under the JPM Loan Repurchase Facility. The JPM Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is LIBOR plus a spread, which is determined by the lender on an asset-by-asset basis. The JPM Loan Repurchase Facility is committed through December 10, 2020, and up to 25% of the then-current unpaid obligations of ReadyCap Warehouse Financing, Sutherland Warehouse Trust and Ready Capital Mortgage Depositor II, LLC are fully guaranteed by us.

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

Citibank loan repurchase agreement

Our subsidiaries, Waterfall Commercial Depositor, LLC, Sutherland Asset I, LLC, Ready Capital Subsidiary REIT I, LLC, and ReadyCap Commercial, LLC renewed a master repurchase agreement in August 2020 with Citibank, N.A. (the "Citi Loan Repurchase Facility" and, together with the DB Loan Repurchase Facility and the JPM Loan Repurchase Facility, the "Loan Repurchase Facilities"), pursuant to which Waterfall Commercial Depositor and Sutherland Asset I may sell, and later repurchase, a trust certificate (the “Trust Certificate”), representing interests in mortgage loans in an aggregate principal amount of up to $500 million.

As of June 30, 2020, we had $132.3 million outstanding under the Citi Loan Repurchase Facility. The Citi Loan Repurchase Facility is used to finance SBC loans, and the interest rate is one month LIBOR plus a spread, depending on asset characteristics. The Citi Loan Repurchase Facility is committed for a period of 364 days, and up to 25% of the then-current unpaid obligations of Waterfall Commercial Depositor, Sutherland Asset I, and ReadyCap Commercial, LLC are fully guaranteed by us.

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

Securities repurchase agreements

As of June 30, 2020, we had $199.0 million of secured borrowings related to SBC ABS and pledged Trust Certificates with four counterparties (lenders).

General statements regarding loan and securities repurchase facilities

At June 30, 2020, we had $1.0 billion in fair value of Trust Certificates and loans pledged against our borrowings under the Loan Repurchase Facilities and $242.3 million in fair value of SBC ABS and short term investments pledged against our securities repurchase agreement borrowings.

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

JPMorgan credit facility

We renewed our master loan and security agreement with JPMorgan in June 2020 providing for a credit facility of up to $250 million. As of June 30, 2020, we had $34.5 million outstanding under this credit facility. The credit facility is structured as a secured loan facility in which ReadyCap Commercial, ReadyCap Lending and Sutherland 2016-1 JPM Grantor Trust act as borrowers. Under this facility, ReadyCap and Sutherland 2016-1 JPM Grantor Trust pledge loans guaranteed by the SBA under the SBA Section 7(a) Loan Program, SBA 504 loans and other loans which were part of the CIT loan acquisition. We act as a guarantor under this facility. The agreement contains financial maintenance covenants, which include (i) total stockholders’ equity must not be permitted to be less than the sum of (a) 60% of total stockholders’ equity as of the effective date of the facility plus (b) 50% of the net proceeds of any equity issuance after the effective date (ii) maximum leverage of 3:1 and (iii) liquidity equal to at least the lesser of (a) 4% of the sum of (without duplication) (1) any outstanding recourse indebtedness plus (2) amounts due under the repurchase agreement. The amended terms have an interest rate based on utilization ranging from one month LIBOR (reset daily), plus a spread. The term of the facility is one year, with an option to extend for an additional year.

At June 30, 2020, we had a leverage ratio of 2.1x on a recourse debt-to-equity basis.

We maintain certain assets, which, from time to time, may include cash, unpledged SBC loans, SBC ABS and short term investments (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by our counterparties, or collectively, the “Cushion”, to meet routine margin calls and protect against unforeseen reductions in our borrowing capabilities. Our ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of our investments, our cash position and margin requirements. Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs. At June 30, 2020, we were in compliance with all debt covenants.

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

Other credit facilities

GMFS funds its origination platform through warehouse lines of credit with five counterparties with total borrowings outstanding of $291.8 million at June 30, 2020. GMFS utilizes committed warehouse lines of credit agreements ranging from $40.0 million to $150.0 million, with expiration dates between September 2020 and September 2023. The lines of credit are collateralized by the underlying mortgages, related documents, and instruments, and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved. These agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. We were in compliance with all significant debt covenants as of June 30, 2020.

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

As of June 30, 2020, we were in compliance with all covenants with respect to the Convertible Notes.

Corporate debt

On April 27, 2018, we completed the public offer and sale of $50.0 million aggregate principal amount of its 6.50% Senior Notes due 2021(the “2021 Notes”). We issued the 2021 Notes under a base indenture, dated August 9, 2017, as supplemented by the second supplemental indenture, dated as of April 27, 2018, between us and U.S. Bank National Association, as trustee. The 2021 Notes bear interest at a rate of 6.50% per annum, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018. The 2021 Notes will mature on April 30, 2021, unless earlier redeemed or repurchased.

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

In December 2019, we completed the public offer and sale of $45.0 million aggregate principal amount of the 2026 Notes. The new notes have the same terms (expect with respect to issue date, issue price and the date from which interest will accrue) as, are fully fungible with and are treated as a single series of debt securities as, the 6.20% Senior Notes due 2026 we issued on July 22, 2019.

As of June 30, 2020, we were in compliance with all covenants with respect to the corporate debt.

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

As of June 30, 2020, we were in compliance with all covenants with respect to the Senior Secured Notes.

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

The following table presents information on the securitization structures and related issued tranches of notes to investors:

Deal Name	Collateral Asset Class	Issuance	Active / Collapsed	Bonds Issued (in $ millions)
Trusts (Firm sponsored)
Waterfall Victoria Mortgage Trust 2011-1 (SBC1)	SBC Acquired loans	February 2011	Collapsed	$40.5
Waterfall Victoria Mortgage Trust 2011-3 (SBC3)	SBC Acquired loans	October 2011	Collapsed	143.4
Sutherland Commercial Mortgage Trust 2015-4 (SBC4)	SBC Acquired loans	August 2015	Collapsed	125.4
Sutherland Commercial Mortgage Trust 2018 (SBC7)	SBC Acquired loans	November 2018	Active	217.0
ReadyCap Lending Small Business Trust 2015-1 (RCLT 2015-1)	Acquired SBA 7(a) loans	June 2015	Collapsed	189.5
ReadyCap Lending Small Business Loan Trust 2019-2 (RCLT 2019-2)	Originated SBA 7(a) loans, Acquired SBA 7(a) loans	December 2019	Active	131.0

Real Estate Mortgage Investment Conduits (REMICs)
ReadyCap Commercial Mortgage Trust 2014-1 (RCMT 2014-1)	SBC Originated conventional	September 2014	Active	$181.7
ReadyCap Commercial Mortgage Trust 2015-2 (RCMT 2015-2)	SBC Originated conventional	November 2015	Active	218.8
ReadyCap Commercial Mortgage Trust 2016-3 (RCMT 2016-3)	SBC Originated conventional	November 2016	Active	162.1
ReadyCap Commercial Mortgage Trust 2018-4 (RCMT 2018-4)	SBC Originated conventional	March 2018	Active	165.0
Ready Capital Mortgage Trust 2019-5 (RCMT 2019-5)	SBC Originated conventional	January 2019	Active	355.8
Ready Capital Mortgage Trust 2019-6 (RCMT 2019-6)	SBC Originated conventional	November 2019	Active	430.7
Waterfall Victoria Mortgage Trust 2011-2 (SBC2)	SBC Acquired loans	March 2011	Active	97.6
Sutherland Commercial Mortgage Trust 2018 (SBC6)	SBC Acquired loans	August 2017	Active	139.4
Sutherland Commercial Mortgage Trust 2019 (SBC8)	SBC Acquired loans	June 2019	Active	306.5
Sutherland Commercial Mortgage Trust 2020 (SBC9)	SBC Acquired loans	June 2020	Active	172.4

Collateralized Loan Obligations (CLOs)
Ready Capital Mortgage Financing 2017– FL1	SBC Originated transitional	August 2017	Collapsed	$198.8
Ready Capital Mortgage Financing 2018 – FL2	SBC Originated transitional	June 2018	Active	217.1
Ready Capital Mortgage Financing 2019 – FL3	SBC Originated transitional	April 2019	Active	320.2
Ready Capital Mortgage Financing 2020 – FL4	SBC Originated transitional	June 2020	Active	393.8

Trusts (Non-firm sponsored)
Freddie Mac Small Balance Mortgage Trust 2016-SB11	Originated agency multi-family	January 2016	Active	$110.0
Freddie Mac Small Balance Mortgage Trust 2016-SB18	Originated agency multi-family	July 2016	Active	118.0
Freddie Mac Small Balance Mortgage Trust 2017-SB33	Originated agency multi-family	June 2017	Active	197.9
Freddie Mac Small Balance Mortgage Trust 2018-SB45	Originated agency multi-family	January 2018	Active	362.0
Freddie Mac Small Balance Mortgage Trust 2018-SB52	Originated agency multi-family	September 2018	Active	505.0
Freddie Mac Small Balance Mortgage Trust 2018-SB56	Originated agency multi-family	December 2018	Active	507.3

We used the proceeds from the sale of the tranches issued to purchase and originate SBC and SBA loans.  We are the primary beneficiary of all firm sponsored securitizations, therefore they are consolidated in our financial statements.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Other than the items referenced above, there have been no material changes to our contractual obligations for the three and six months ended June 30, 2020.  See Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations" in the Company's annual report on Form 10-K for further details.

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

We have established valuation processes and procedures designed so that fair value measurements are appropriate and reliable, that they are based on observable inputs where possible, and that valuation approaches are consistently applied, and the assumptions and inputs are reasonable. We also have established processes to provide that the valuation methodologies, techniques and approaches for investments that are categorized within Level 3 of the ASC 820 Fair Value Measurement fair value hierarchy (the “fair value hierarchy”) are fair, consistent and verifiable. Our processes provide a framework that ensures the oversight of our fair value methodologies, techniques, validation procedures, and results.

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

The COVID-19 pandemic has adversely impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in property renovations currently planned or underway. These negative conditions may persist into the future and impair borrower’s ability to pay principal and interest due under our loan agreements. We maintain robust asset management relationships with our borrowers and have leveraged these relationships to address the potential impact of the COVID-19 pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality and retail assets. Some of our borrowers have indicated that due to the impact of the COVID-19 pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. Accordingly, we have discussed with our borrowers potential near-term defensive loan modifications, which could include repurposing of reserves, temporary deferrals of interest, or performance test or covenant waivers on loans collateralized by assets directly impacted by the COVID-19 pandemic, and which would typically be coupled with an additional equity commitment and/or guaranty from sponsors. As of June 30, 2020, approximately 8% of the loans in our commercial real estate portfolio are in forebearance plans. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

The following table projects the impact on our interest income and expense for the twelve month period following June 30, 2020, assuming an immediate increase or decrease of 25, 50, 75 and 100 basis points in LIBOR:

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans held for investment	$4,729	$9,474	$14,123	$18,446	$(1,174)	$(2,477)	$(3,733)	$(4,948)
Interest rate swap hedges	674	1,349	2,023	2,697	(674)	(1,349)	(2,023)	(2,697)
Total	$5,403	$10,823	$16,146	$21,143	$(1,848)	$(3,826)	$(5,756)	$(7,645)
Liabilities
Recourse debt	$(2,425)	$(4,849)	$(7,274)	$(9,698)	$2,425	$4,849	$7,274	$9,698
Non-recourse debt	(2,052)	(4,104)	(6,156)	(8,208)	2,052	4,104	6,156	8,208
Total	$(4,477)	$(8,953)	$(13,430)	$(17,906)	$4,477	$8,953	$13,430	$17,906
Total Net Impact to Net Interest Income (Expense)	$926	$1,870	$2,716	$3,237	$2,629	$5,127	$7,674	$10,261

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

SBC loan and ABS extension risk

Our Manager computes the projected weighted-average life of our assets based on assumptions regarding the rate at which the borrowers will prepay the mortgages or extend. If prepayment rates decrease in a rising interest rate environment or extension options are exercised, the life of the fixed-rate assets could extend beyond the term of the secured debt agreements. This could have a negative impact on our results of operations. In some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

Fair value risk

The estimated fair value of our investments fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of the fixed-rate investments would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of the fixed-rate investments would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our assets recorded and/or disclosed may be adversely impacted. Our economic exposure is generally limited to our net investment position as we seek to fund fixed rate investments with fixed rate financing or variable rate financing hedged with interest rate swaps.

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

The following table summarizes the Company’s exposure to its repurchase agreements and credit facilities counterparties at June 30, 2020:

(in thousands)	Borrowings under repurchase agreements and credit facilities (1)	Assets pledged on borrowings under repurchase agreements and credit facilities	Net Exposure	Exposure as a Percentage of Total Assets
Total Counterparty Exposure	$ 1,253,895	$ 1,668,889	$ 414,994	7.6%

(1) The exposure reflects the difference between (a) the amount loaned to the Company through repurchase agreements and credit facilities, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets

The following table presents information with respect to any counterparty for repurchase agreements for which our Company had greater than 5% of stockholders’ equity at risk in the aggregate at June 30, 2020:

(in thousands)	Counterparty Rating (1)	Amount of Risk (2)	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
JPMorgan Chase Bank, N.A.	A+ / Aa2	$ 124,465	6	15.3%
Citibank, N.A.	A+ / Aa3	$ 79,440	2	9.8%
Deutsche Bank AG	BBB+ / A3	$ 75,526	17	9.3%
(1) The counterparty rating presented is the long-term issuer credit rating as rated at June 30, 2020 by S&P and Moody’s, respectively.

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

The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2020. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three and six months ended June 30, 2020 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The current outbreak of COVID-19 has caused severe disruptions in the U.S. and global economy and to our business, and may continue to have an adverse impact on our performance, financial condition and results of operations.

The recent outbreak of COVID-19 in many countries continues to adversely impact global economic activity and has contributed to significant volatility in financial markets. On March 11, 2020, the World Health Organization publicly characterized COVID-19 as a pandemic. On March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. The global impact of the outbreak has been rapidly evolving, and as cases of the virus increased around the world, governments and organizations have implemented a variety of actions to mobilize efforts to mitigate the ongoing and expected impact. Many governments have reacted by instituting quarantines, restrictions on travel, school closures, bans on public events and on public gatherings, “shelter in place” or “stay at home” rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. Although, in certain cases, exceptions may be available for certain essential operations and businesses, and in other cases certain of these restrictions are beginning to be eased, there is no assurance that such exceptions or easing of restrictions will enable us to avoid adverse effects to our results of operations and business. Further, such actions have created, and expect to continue to create, disruption in real estate financing transactions and the commercial real estate market and adversely impact a number of industries, including many small businesses throughout the United States. The outbreak has triggerd a period of economic slowdown and experts are uncertain as to how long these conditions may last.

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

The effects of COVID-19 have adversely impacted the value of our assets, our business, financial condition and results of operations and cash flows, and both our and our Manager’s ability to operate successfully. Some of the factors that impacted us to date and may continue to affect us include the following:

●	to the extent the value of commercial real estate declines, which would also likely negatively impact the value of the loans we own, we could become subject to additional margin calls under our repurchase agreements;
●	our ability to continue to satisfy any additional margin calls from our lenders and to the extent we are unable to satisfy any such margin calls, any acceleration of our indebtedness, increase in the interest rate on advanced funds, termination of our ability to borrow funds from them, or foreclosure by our lenders on our assets;
●	difficulty accessing debt and equity capital on attractive terms, or at all;
●	a severe disruption and instability in the financial markets or deteriorations in credit and financing conditions may jeopardize the solvency and financial wherewithal of counterparties with whom we do business, including our borrowers and could affect our or our counterparties’ ability to make regular payments of principal and interest (whether due to an inability to make such payments, an unwillingness to make such payments, or a waiver of the requirement to make such payments on a timely basis or at all) and our ability to recover the full value of our loan, thus reducing our earnings and liquidity;
●	unavailability of information, resulting in restricted access to key inputs used to derive certain estimates and assumptions made in connection with evaluating our loans for impairments and establishing allowances for loan losses;
●	our ability to remain in compliance with the financial covenants under our borrowings, including in the event of impairments in the value of the loans we own;
●	disruptions to the efficient function of our operations because of, among other factors, any inability to access short-term or long-term financing for the loans we make;
●	our need to sell assets, including at a loss;
●	to the extent we elect or are forced to reduce our loan origination activities, such as the curtailment in the origination of purchased future receivables during the second quarter of 2020;
●	inability of other third-party vendors we rely on to conduct our business to operate effectively and continue to support our business and operations, including vendors that provide IT services, legal and accounting services, or other operational support services;

●	effects of legal and regulatory responses to concerns about the COVID-19 pandemic and related public health issues, which could result in additional regulation or restrictions affecting the conduct of our business; and
●	our ability to ensure operational continuity in the event our business continuity plan is not effective or ineffectually implemented or deployed during a disruption.

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

1Holders of our common stock may not receive distributions or may receive them on a delayed basis and distributions may not be declared or paid or distributions may decrease over time. Distributions may be paid in shares of common stock, cash or a combination of shares of common stock and cash. Changes in the amount and timing of distributions we pay or in the tax characterization of distributions we pay may adversely affect the market price of our common stock or may result in holders of our common stock being taxed on distributions at a higher rate than initially expected.

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

In the year ended December 31, 2019, we paid $63.3 million of cash distributions on our common stock, representing cumulative distributions of $1.60 per share. On March 11, 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.40 per share of common stock. On March 20, 2020, the Company announced that the dividend would be paid in a combination of cash and common stock on April 30, 2020 to common stockholders of record as of the close of business of March 31, 2020, which resulted in the issuance of approximately 2.8 million shares of common stock on April 30, 2020. On June 15, 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock to common stockholders of record as of the close of business on June 30, 2020.

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

1We may pay taxable distributions in our common stock and cash, in which case stockholders may sell shares of our common stock to pay tax on such distributions, placing downward pressure on the market price of our common stock.

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

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		Inline XBRL Instance Document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonmy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from this quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (and contained in Exhibit 101).

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

Ready Capital Corporation

Date: August 7, 2020	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board and Chief Executive
(Principal Executive Officer)

Date: August 7, 2020	By:	/s/ Andrew Ahlborn
Andrew Ahlborn
Chief Financial Officer
(Principal Accounting and Financial Officer)