Form 10-Q
period 2020-09-30
Ready Capital Corp
filed 2020-11-06
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

The Company has 54,466,581 shares of common stock, par value $0.0001 per share, outstanding as of October 30, 2020.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

READY CAPITAL CORPORATION

unaudited CONSOLIDATED BALANCE SHEETS

(In Thousands)	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$149,847	$67,928
Restricted cash	46,204	51,728
Loans, net (including $119,965 and $20,212 held at fair value)	1,393,139	1,727,984
Loans, held for sale, at fair value	348,719	188,077
Mortgage backed securities, at fair value	90,427	92,466
Loans eligible for repurchase from Ginnie Mae	237,542	77,953
Investment in unconsolidated joint ventures	69,204	58,850
Purchased future receivables, net	16,659	43,265
Derivative instruments	20,849	2,814
Servicing rights (including $74,384 and $91,174 held at fair value)	110,045	121,969
Real estate, held for sale	45,063	58,573
Other assets	98,614	106,925
Assets of consolidated VIEs	2,691,198	2,378,486
Total Assets	$5,317,510	$4,977,018
Liabilities
Secured borrowings	1,176,621	1,189,392
Securitized debt obligations of consolidated VIEs, net	2,059,114	1,815,154
Convertible notes, net	111,855	111,040
Senior secured notes, net	179,572	179,289
Corporate debt, net	150,658	149,986
Guaranteed loan financing	421,183	485,461
Liabilities for loans eligible for repurchase from Ginnie Mae	237,542	77,953
Derivative instruments	7,774	5,250
Dividends payable	16,934	21,302
Accounts payable and other accrued liabilities	132,087	97,407
Total Liabilities	$4,493,340	$4,132,234
Stockholders’ Equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 54,175,648 and 51,127,326 shares issued and outstanding, respectively	5	5
Additional paid-in capital	846,960	822,837
Retained earnings	(31,779)	8,746
Accumulated other comprehensive loss	(9,916)	(6,176)
Total Ready Capital Corporation equity	805,270	825,412
Non-controlling interests	18,900	19,372
Total Stockholders’ Equity	$824,170	$844,784
Total Liabilities and Stockholders’ Equity	$5,317,510	$4,977,018

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

Unaudited CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except share data)	2020	2019	2020	2019
Interest income	$61,074	$59,723	$193,826	$165,510
Interest expense	(43,823)	(39,390)	(134,162)	(110,919)
Net interest income before provision for loan losses	$17,251	$20,333	$59,664	$54,591
Provision for (Recovery of) loan losses	4,231	(693)	(34,984)	(2,559)
Net interest income after provision for (recovery of) loan losses	$21,482	$19,640	$24,680	$52,032
Non-interest income
Residential mortgage banking activities	75,524	29,013	192,757	64,621
Net realized gains on financial instruments and real estate owned	7,507	7,377	22,118	20,914
Net unrealized gain (losses) on financial instruments	3,420	(7,881)	(43,762)	(21,799)
Servicing income, net of amortization and impairment of $1,555 and $4,556 for the three and nine months ended September 30, 2020, and $1,609 and $1,425 for the three and nine months ended September 30, 2019, respectively	10,115	7,449	27,193	22,012
Income on purchased future receivables, net of allowance for doubtful accounts of $2,888 and $9,805 for the three and nine months ended September 30, 2020, and $0 and $0 for the three and nine months ended September 30, 2019, respectively	4,848	—	13,917	—
Income (loss) on unconsolidated joint ventures	1,996	1,047	(1,035)	6,059
Other income	4,496	2,979	40,163	6,671
Gain on bargain purchase	—	—	—	30,728
Total non-interest income	$107,906	$39,984	$251,351	$129,206
Non-interest expense
Employee compensation and benefits	(27,612)	(13,438)	(73,836)	(37,395)
Allocated employee compensation and benefits from related party	(2,250)	(1,500)	(4,750)	(3,603)
Variable expenses on residential mortgage banking activities	(30,918)	(17,318)	(87,494)	(39,995)
Professional fees	(4,158)	(2,030)	(8,632)	(5,445)
Management fees – related party	(2,714)	(2,495)	(7,941)	(6,987)
Incentive fees – related party	(1,134)	—	(4,640)	—
Loan servicing expense	(8,231)	(4,866)	(24,122)	(13,085)
Merger related expenses	(6)	(51)	(63)	(6,121)
Other operating expenses	(10,448)	(8,144)	(41,927)	(23,091)
Total non-interest expense	$(87,471)	$(49,842)	$(253,405)	$(135,722)
Income (loss) before provision for income taxes	$41,917	$9,782	$22,626	$45,516
Income tax (provision) benefit	(6,554)	2,645	(4,116)	8,604
Net income (loss)	$35,363	$12,427	$18,510	$54,120
Less: Net income (loss) attributable to non-controlling interest	805	323	551	1,580
Net income (loss) attributable to Ready Capital Corporation	$34,558	$12,104	$17,959	$52,540

Earnings (loss) per common share - basic	$0.63	$0.27	$0.32	$1.29
Earnings (loss) per common share - diluted	$0.63	$0.27	$0.31	$1.29

Weighted-average shares outstanding
Basic	54,626,995	44,438,652	53,534,497	40,517,231
Diluted	54,704,611	44,467,801	53,612,113	40,546,380

Dividends declared per share of common stock	$0.30	$0.40	$0.95	$1.20

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Net Income (loss)	$35,363	$12,427	$18,510	$54,120
Other comprehensive income (loss) - net change by component
Net change in hedging derivatives (cash flow hedges)	$671	$(2,614)	$(2,478)	$(9,611)
Foreign currency translation adjustment	(712)	—	(1,342)	—
Other comprehensive loss	$(41)	$(2,614)	$(3,820)	$(9,611)
Comprehensive income (loss)	$35,322	$9,813	$14,690	$44,509
Comprehensive income (loss) attributable to non-controlling interests	804	259	471	1,300
Comprehensive income (loss) attributable to Ready Capital Corporation	$34,518	$9,554	$14,219	$43,209

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

Unaudited CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Nine Months Ended September 30, 2019
				Retained	Accumulated Other	Total
	Common Stock		Additional Paid-	Earnings	Comprehensive	Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	In Capital	(Deficit)	Loss	Corporation Equity	Interests	Equity
Balance at January 1, 2019	32,105,112	$3	$540,478	$5,272	$(922)	$544,831	$19,244	$564,075
Dividend declared on common stock ($1.20 per share)	—	—	—	(48,639)	—	(48,639)	—	(48,639)
Dividend declared on OP units	—	—	—	—	—	—	(1,341)	(1,341)
Shares issued pursuant to merger transactions	12,223,552	1	179,320	—	—	179,321	—	179,321
Offering costs	—	—	(73)	—	—	(73)	(2)	(75)
Equity component of 2017 convertible note issuance	—	—	(261)	—	—	(261)	(7)	(268)
Distributions, net	—	—	—	—	—	—	70	70
Stock-based compensation	78,212	—	1,126	—	—	1,126	—	1,126
Manager incentive fee paid in stock	14,939	—	233	—	—	233	—	233
Net income	—	—	—	52,540	—	52,540	1,580	54,120
Other comprehensive loss	—	—	—	—	(9,331)	(9,331)	(280)	(9,611)
Balance at September 30, 2019	44,421,815	$4	$720,823	$9,173	$(10,253)	$719,747	$19,264	$739,011

	Nine Months Ended September 30, 2020
				Retained	Accumulated Other	Total
	Common Stock		Additional Paid-	Earnings	Comprehensive	Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	In Capital	(Deficit)	Loss	Corporation Equity	Interests	Equity
Balance at January 1, 2020	51,127,326	$5	$822,837	$8,746	$(6,176)	$825,412	$19,372	$844,784
Cumulative-effect adjustment upon adoption of ASU 2016-13, net of taxes (Note 4)	—	—		(6,599)	—	(6,599)	(155)	(6,754)
Dividend declared on common stock ($0.95 per share)	—	—	—	(51,885)	—	(51,885)	—	(51,885)
Dividend declared on OP units	—	—	—	—	—	—	(1,093)	(1,093)
Stock issued in connection with stock dividend	2,764,487	—	17,033	—	—	17,033	362	17,395
Equity issuances	900,000	—	13,410	—	—	13,410	—	13,410
Offering costs	—	—	(49)	—	—	(49)	(1)	(50)
Distributions, net	—	—	—	—	—	—	(50)	(50)
Equity component of 2017 convertible note issuance	—	—	(283)	—	—	(283)	(6)	(289)
Stock-based compensation	103,424	—	1,441	—	—	1,441	—	1,441
Manager incentive fee paid in stock	212,844	—	1,806	—	—	1,806	—	1,806
Share repurchases	(932,433)	—	(9,235)		—	(9,235)	—	(9,235)
Net income	—	—	—	17,959	—	17,959	551	18,510
Other comprehensive loss	—	—	—	—	(3,740)	(3,740)	(80)	(3,820)
Balance at September 30, 2020	54,175,648	$5	$846,960	$(31,779)	$(9,916)	$805,270	$18,900	$824,170

	Three Months Ended September 30, 2019
				Retained	Accumulated Other	Total
	Common Stock		Additional Paid-	Earnings	Comprehensive	Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	In Capital	(Deficit)	Loss	Corporation Equity	Interests	Equity
Balance at July 1, 2019	44,415,479	$4	$720,812	$14,914	$(7,703)	$728,027	$19,379	$747,406
Dividend declared on common stock ($0.40 per share)	—	—	—	(17,845)	—	(17,845)	—	(17,845)
Dividend declared on OP units	—	—	—	—	—	—	(447)	(447)
Equity component of 2017 convertible note issuance	—	—	(89)	—	—	(89)	(2)	(91)
Contributions, net	—	—	—	—	—	—	75	75
Stock-based compensation	6,336	—	100	—	—	100	—	100
Net income	—	—	—	12,104	—	12,104	323	12,427
Other comprehensive loss	—	—	—	—	(2,550)	(2,550)	(64)	(2,614)
Balance at September 30, 2019	44,421,815	$4	$720,823	$9,173	$(10,253)	$719,747	$19,264	$739,011

	Three Months Ended September 30, 2020
				Retained	Accumulated Other	Total
	Common Stock		Additional Paid-	Earnings	Comprehensive	Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Par Value	In Capital	(Deficit)	Loss	Corporation Equity	Interests	Equity
Balance at July 1, 2020	54,872,789	$5	$854,222	$(49,755)	$(9,876)	$794,596	$18,450	$813,046
Dividend declared on common stock ($0.30 per share)	—	—	—	(16,582)	—	(16,582)	—	(16,582)
Dividend declared on OP units	—	—	—	—	—	—	(352)	(352)
Stock issued in connection with stock dividend	—		—	—	—	—	—	—
Contributions, net	—	—	—	—	—	—	—	—
Offering costs	—	—	(4)	—	—	(4)	—	(4)
Equity component of 2017 convertible note issuance	—	—	(96)	—	—	(96)	(2)	(98)
Stock-based compensation	26,602	—	320	—	—	320	—	320
Manager incentive fee paid in stock	208,690	—	1,753	—	—	1,753	—	1,753
Share repurchases	(932,433)	—	(9,235)	—	—	(9,235)	—	(9,235)
Net income	—	—	—	34,558	—	34,558	805	35,363
Other comprehensive loss	—	—	—	—	(40)	(40)	(1)	(41)
Balance at September 30, 2020	54,175,648	$5	$846,960	$(31,779)	$(9,916)	$805,270	$18,900	$824,170

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

Unaudited CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
(In Thousands, except share information)	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$18,510	$54,120
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	25,971	11,582
Provision for loan losses	34,984	2,559
Impairment loss on real estate, held for sale	3,075	824
Change in repair and denial reserve	2,452	221
Net settlement of derivative instruments	(10,226)	(4,068)
Purchase of loans, held for sale, at fair value	—	(4,458)
Origination of loans, held for sale, at fair value	(3,675,821)	(1,889,835)
Proceeds from disposition and principal payments of loans, held for sale, at fair value	3,680,537	1,859,478
Realized gains, net	(199,559)	(77,847)
Unrealized losses, net	45,786	21,799
Gain on bargain purchase	—	(30,728)
Net loss (income) of unconsolidated joint ventures, net of distributions	1,202	(5,687)
Foreign currency (gain) loss, net	(2,452)	—
Payoff of purchased future receivables, net of originations	16,801	—
Allowance for doubtful accounts on purchased future receivables	9,805	—
Net changes in operating assets and liabilities
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	2,897	(3,188)
Receivable from third parties	114	8,183
Other assets	6,929	(17,185)
Accounts payable and other accrued liabilities	38,734	9,360
Net cash (used in) provided by operating activities	(261)	(64,870)
Cash Flows From Investing Activities:
Origination of loans	(555,028)	(918,805)
Purchase of loans	(121,990)	(569,254)
Purchase of mortgage backed securities, at fair value	(14,216)	(9,593)
Purchase of real estate	(329)	(117)
Funding of unconsolidated joint ventures	(16,294)	(14,726)
Purchase of servicing rights	—	(894)
Proceeds on unconsolidated joint venture in excess of earnings recognized	4,738	6,807
Proceeds from disposition and principal payment of loans	673,868	550,152
Proceeds from sale and principal payment of mortgage backed securities, at fair value	10,518	9,737
Proceeds from sale of real estate	11,045	15,626
Cash acquired in connection with the ORM Merger	—	10,822
Net cash (used in) provided by investing activities	(7,688)	(920,245)
Cash Flows From Financing Activities:
Proceeds from secured borrowings	5,321,953	3,956,325
Payment of secured borrowings	(5,336,010)	(3,486,916)
Proceeds from issuance of securitized debt obligations of consolidated VIEs	495,220	879,585
Proceeds from corporate debt	—	57,500
Payment of securitized debt obligations of consolidated VIEs	(252,276)	(315,474)
Payment of offering costs	—	(75)
Payment of guaranteed loan financing	(78,784)	(30,165)
Payment of deferred financing costs	(10,512)	(18,127)
Equity issuance, net of offering costs	13,360	—
Payment of contingent consideration	—	(1,207)
Payment of promissory note	—	(1,199)
Distributions from non-controlling interests, net	(50)	70
Dividend payments	(39,951)	(45,034)
Share repurchase program	(9,235)	—
Net cash (used in) provided by financing activities	103,715	995,283
Net increase (decrease) in cash, cash equivalents, and restricted cash	95,766	10,168
Cash, cash equivalents, and restricted cash at beginning of period	127,980	94,970
Cash, cash equivalents, and restricted cash at end of period	$223,746	$105,138

Supplemental disclosure of operating cash flow
Cash paid for interest	$123,499	$94,841
Cash (received) paid for income taxes	$(5,878)	$(2,609)
Stock-based compensation	$1,121	$1,126
Supplemental disclosure of non-cash investing activities
Loans transferred from loans, held for sale, at fair value to loans, net	$509	$750
Loans transferred to real estate owned	$8,832	$—
Deconsolidation of assets in securitization trusts	$—	$177,815
Supplemental disclosure of non-cash financing activities
Dividend paid in stock	$17,395	$—
Common stock issued in connection with merger transactions	—	12,223,552
Deconsolidation of borrowings in securitization trusts	$—	$177,815
Share-based component of incentive fees	$1,806	$233

Cash and restricted cash reconciliation
Cash and cash equivalents	$149,847	$52,727
Restricted cash	46,204	45,303
Cash, cash equivalents, and restricted cash in assets of consolidated VIEs	27,695	7,108
Cash, cash equivalents, and restricted cash at end of period	$223,746	$105,138

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

Sutherland Partners, LP (the “Operating Partnership”) holds substantially all of our assets and conducts substantially all of our business. As of September 30, 2020 and December 31, 2019, the Company owned approximately 97.9% of the operating partnership units (“OP units”) of the Operating Partnership. The Company, as sole general partner of the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Therefore, the Company consolidates the Operating Partnership.

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

The Company reports its results of operations through the following four business segments: i) Acquisitions, ii) SBC Originations, iii) SBA Originations, Acquisitions and Servicing, and iv) Residential Mortgage Banking, with the remaining amounts recorded in Corporate- Other. Our acquisition and origination platforms consist of the following four operating segments:

●	Acquisitions. We acquire performing and non-performing SBC loans as part of our business strategy. We hold performing SBC loans to term, and we seek to maximize the value of the non-performing SBC loans acquired by us through borrower-based resolution strategies. We typically acquire non-performing loans at a discount to their unpaid principal balance (“UPB”) when we believe that resolution of the loans will provide attractive risk-adjusted returns. We also acquire purchased future receivables through our Knight Capital, LLC (“Knight Capital”) funding platform.

●	SBC Originations. We originate SBC loans secured by stabilized or transitional investor properties using multiple loan origination channels through our wholly-owned subsidiary, ReadyCap Commercial, LLC (“ReadyCap Commercial”). These originated loans are generally held-for-investment or placed into securitization structures. Additionally, as part of this segment, we originate and service multi-family loans under the Federal Home Loan Mortgage Corporation’s Small Balance Loan Program (“Freddie Mac” and the “Freddie Mac program”). These originated loans are held for sale, then sold to Freddie Mac.

●	SBA Originations, Acquisitions, and Servicing. We acquire, originate and service owner-occupied loans guaranteed by the SBA under its Section 7(a) loan program (the “SBA Section 7(a) Program”) through our wholly-owned subsidiary, ReadyCap Lending, LLC (“ReadyCap Lending”). We hold an SBA license as one of only 14 non-bank Small Business Lending Companies (“SBLCs”) and have been granted preferred lender status by the SBA. These originated loans are either held-for-investment, placed into securitization structures, or sold.

●	Residential Mortgage Banking. We operate our residential mortgage loan origination segment through our wholly-owned subsidiary, GMFS, LLC ("GMFS"). GMFS originates residential mortgage loans eligible to be purchased, guaranteed or insured by the Federal National Mortgage Association (“Fannie Mae”), Freddie Mac, Federal Housing Administration (“FHA”), U.S. Department of Agriculture (“USDA”) and U.S. Department of

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

Note 2 – Basis of Presentation

The unaudited interim consolidated financial statements presented herein are as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019. These unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”)—as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the U.S. Securities and Exchange Commission.

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

Note 3 – Summary of Significant Accounting Policies

Risks and uncertainties

      The outbreak of the coronavirus pandemic (“COVID-19”) around the globe continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The impact of the outbreak has been rapidly evolving around the globe, with several countries taking drastic measures to limit the spread of the virus by instituting quarantines or lockdowns and imposing travel restrictions. While some of these restrictions have been relaxed or phased out, many of these or similar restrictions remain in place, continue to be implemented or additional restrictions are being considered. Such actions are creating significant disruptions to global supply chains, and adversely impacting several industries, including but not limited to, airlines, hospitality, retail and the broader real estate industry.

The major disruption caused by COVID-19 significantly reduced economic activity in most of the United States resulting in a significant increase in unemployment claims. COVID-19 has had a continued and prolonged adverse impact on economic and market conditions and has triggered a period of global economic slowdown which could have a material adverse effect on the Company’s results and financial condition.

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

Use of estimates

The preparation of the Company’s unaudited interim consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of income and expenses during the reporting period. Management makes subjective estimates to project cash flows the Company expects to receive on its loans and securities as well as the related market discount rates, which significantly impacts the interest income, impairments, allowance for loan loss, and fair values recorded or disclosed. The effects of COVID-19 may negatively and materially impact significant estimates and assumptions used by the Company including, but not limited to estimates of expected credit losses, valuation of our equity method investments and the fair value estimates of the Company’s assets and liabilities. The uncertainty over the ultimate impact COVID-19 will have on the U.S. economy and global economy generally, and on our business in particular, makes any estimates and assumptions as of September 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results could materially differ from those estimates.

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

Restricted cash

Restricted cash represents cash held by the Company as collateral against its derivatives, borrowings under repurchase agreements, borrowings under credit facilities with counterparties, construction and mortgage escrows, as well as cash held for remittance on loans serviced for third parties. Restricted cash is not available for general corporate purposes but may be applied against amounts due to counterparties under existing swaps and repurchase agreement borrowings or returned to the Company when the restriction requirements no longer exist or at the maturity of the swap or repurchase agreement.

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

As of September 30, 2020, the Company has offset $7.7 million of cash collateral receivable against our gross derivative liability positions. As of September 30, 2020 and December 31, 2019, the cash collateral receivable for derivatives that has not been offset against our derivative liability positions is $11.2 million and $9.5 million, respectively, and is included in restricted cash in the unaudited interim consolidated balance sheets.

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

For qualifying cash flow hedges, the change in the fair value of the derivative (the hedging instrument) is recorded in other comprehensive income (loss) ("OCI"), and is reclassified out of OCI and into the consolidated statements of income when the hedged cash flows affect earnings. These amounts are recognized consistent with the classification of the hedged item, primarily interest expense (for hedges of interest rate risk). If the hedge relationship is terminated, then the value of the derivative recorded in accumulated other comprehensive income (loss) ("AOCI") is recognized in earnings when the cash flows that were hedged affect earnings, so long as the forecasted transaction remains probable of occurring. For hedge relationships that are discontinued because a forecasted transaction is probable of not occurring according to the original hedge forecast (including an additional two-month window), any related derivative values recorded in AOCI are immediately recognized in earnings. Hedge accounting is generally terminated at the debt issuance date because we are no longer exposed to cash flow variability subsequent to issuance. Accumulated amounts recorded in AOCI at that date are then released to earnings in future periods to reflect the difference in 1) the fixed rates economically locked in at the inception of the hedge and 2) the actual fixed rates established in the debt instrument at issuance. Because of the effects of the time value of money, the actual interest expense reported in earnings will not equal the effective yield locked in at hedge inception multiplied by the par value. Similarly, this hedging strategy does not actually fix the interest payments associated with the forecasted debt issuance.

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

Borrowings under repurchase agreements

Borrowings under repurchase agreements are accounted for under ASC 860, Transfers and Servicing. Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Through September 30, 2020, none of our repurchase agreements have been accounted for as components of linked transactions. All securities financed through a repurchase agreement have remained on our unaudited interim consolidated balance sheets as an asset and cash received from the lender was recorded on our unaudited interim consolidated balance sheets as a liability. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense in the unaudited interim consolidated statements of income.

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

Share repurchase program

The Company accounts for repurchases of its common stock as a reduction in additional paid in capital. The amounts recognized represent the amount paid to repurchase these shares and are categorized on the balance sheet and changes in equity as a reduction in additional paid in capital.

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

We provide for exposure in connection with uncertain tax positions, which requires significant judgment by management including determination, based on the weight of the tax law and available evidence, that it is more-likely-than-not that a tax result will be realized. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense on our unaudited interim consolidated statements of income. As of September 30, 2020 and December 31, 2019, we accrued no taxes, interest or penalties related to uncertain tax positions. In addition, we do not anticipate a change in this position in the next 12 months.

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

Acquisition-related costs directly attributable to the ORM Merger, including legal, accounting, valuation, and other professional or consulting fees, totaling $0.1 million and $6.1 million for the three and nine months ended September 30, 2019, were expensed as incurred and are reflected separately within the unaudited interim consolidated statements of income.

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

The following pro-forma income and earnings (unaudited) of the combined company are presented for the three and nine months ended September 30, 2019, as if the merger had occurred on January 1, 2019:

	For the three months ended	For the nine months ended
(In Thousands)	September 30, 2019	September 30, 2019
Selected Financial Data
Interest income	$59,723	$165,510
Interest expense	(39,390)	(110,918)
Provision for loan losses	(693)	(2,559)
Non-interest income	54,145	174,693
Non-interest expense	(62,747)	(176,111)
Income before provision for income taxes	11,038	50,615
Income tax benefit	2,645	8,604
Net income	$13,683	$59,219

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

Loan portfolio

The following table summarizes the classification, unpaid principal balance (“UPB”), and carrying value of loans held by the Company including loans of consolidated VIEs:

	September 30, 2020		December 31, 2019
Loans (In Thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Originated Transitional loans	$393,069	$396,639	$593,657	$600,226
Originated SBA 7(a) loans	307,450	310,454	297,934	299,580
Acquired SBA 7(a) loans	213,097	222,870	255,240	269,396
Originated SBC loans	177,870	174,286	133,118	132,227
Acquired loans	213,400	215,519	430,307	433,079
Originated PPP loans, at fair value	106,204	106,204	—	—
Originated SBC loans, at fair value	13,761	14,095	20,212	19,565
Originated Residential Agency loans	5,235	5,235	3,396	3,395
Total Loans, before allowance for loan losses	$1,430,086	$1,445,302	$1,733,864	$1,757,468
Allowance for loan losses	$(36,947)	$—	$(5,880)	$—
Total Loans, net	$1,393,139	$1,445,302	$1,727,984	$1,757,468
Loans in consolidated VIEs
Loans
Originated SBC loans	$945,188	$938,036	$1,037,844	$1,026,921
Originated Transitional loans	790,608	795,147	490,913	493,217
Acquired loans	781,997	787,399	666,226	671,698
Originated SBA 7(a) loans	71,871	75,718	79,457	83,559
Acquired SBA 7(a) loans	44,494	55,407	53,320	66,997
Total Loans, in consolidated VIEs, before allowance for loan losses	$2,634,158	$2,651,707	$2,327,760	$2,342,392
Allowance for loan losses on loans in consolidated VIEs	$(15,709)	$—	$(1,561)	$—
Total Loans, net, in consolidated VIEs	$2,618,449	$2,651,707	$2,326,199	$2,342,392
Total Loans, net, and Loans, net in consolidated VIEs	$4,011,588	$4,097,009	$4,054,183	$4,099,860
Loans, held for sale, at fair value
Originated Residential Agency loans	$287,959	$274,393	$136,506	$132,016
Originated Freddie Mac loans	20,486	20,242	21,775	21,513
Originated SBA 7(a) loans	39,764	36,581	28,551	26,669
Acquired loans	510	505	1,245	1,208
Total Loans, held for sale, at fair value	$348,719	$331,721	$188,077	$181,406
Loans, held for sale, at fair value in consolidated VIEs
Loans, held for sale, at fair value
Acquired loans	$—	$—	$4,434	$4,400
Total Loans, held for sale, at fair value in consolidated VIEs	$—	$—	$4,434	$4,400
Total Loans, held for sale, at fair value, and Loans, held for sale, at fair value in consolidated VIEs	$348,719	$331,721	$192,511	$185,806
Total Loan portfolio	$4,360,307	$4,428,730	$4,246,694	$4,285,666

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

The following table summarizes the classification, UPB, and carrying value of loans by year of origination:

		Carrying Value by Year of Origination
(In Thousands)	UPB	2020	2019	2018	2017	2016	Pre 2016	Total
September 30, 2020
Loans(1) (2)
Originated Transitional loans	$1,191,786	$213,519	$602,045	$314,862	$25,295	$26,981	$1,077	$1,183,779
Originated SBC loans	1,112,322	62,052	515,957	262,147	111,020	45,303	121,842	1,118,321
Acquired loans	1,002,918	3,690	29,935	23,680	29,017	15,972	889,906	992,200
Originated SBA 7(a) loans	386,172	34,566	99,871	140,433	74,017	21,924	4,277	375,088
Acquired SBA 7(a) loans	278,277	226	21,837	14,856	285	21	215,868	253,093
Originated PPP loans, at fair value	106,204	106,204	—	—	—	—	—	106,204
Originated SBC loans, at fair value	14,095	—	—	—	1,590	12,171	—	13,761
Originated Residential Agency loans	5,235	2,767	1,252	707	218	89	202	5,235
Total Loans, before general allowance for loans losses	$4,097,009	$423,024	$1,270,897	$756,685	$241,442	$122,461	$1,233,172	$4,047,681
General allowance for loan losses								$(36,093)
Total Loans, net								$4,011,588
(1) Loan balances include specific allowance for loan losses of $16.6 million.
(2) Includes Loans, net in consolidated VIEs

The following table displays delinquency information on loans, net by year of origination:

		Carrying Value by Year of Origination
(In Thousands)	UPB	2020	2019	2018	2017	2016	Pre 2016	Total
September 30, 2020
Loans(1) (2)
Current and less than 30 days past due	$3,909,657	$421,458	$1,262,993	$700,411	$211,174	$112,066	$1,167,986	$3,876,088
30 - 59 Days Past Due	34,672	—	—	29,777	—	13	4,358	34,148
60+ Days	152,680	1,566	7,904	26,497	30,268	10,382	60,828	137,445
Total Loans, before general allowance for loans losses	$4,097,009	$423,024	$1,270,897	$756,685	$241,442	$122,461	$1,233,172	$4,047,681
General allowance for loan losses								$(36,093)
Total Loans, net								$4,011,588

The following tables display delinquency information on loans, net as of the unaudited interim consolidated balance sheet dates:

	September 30, 2020
Loans (In Thousands)	Current and less than 30 days past due	30-59 Days Past Due	60+ Days Past Due	Total Loans Carrying Value	Non-Accrual Loans	90+ Days Past Due but Accruing
Loans(1)(2)
Originated Transitional loans	$1,131,075	$29,777	$22,927	$1,183,779	$13,926	$—
Originated SBC loans	1,065,202	—	53,119	1,118,321	35,393	—
Acquired loans	933,993	3,939	54,268	992,200	43,350	—
Originated SBA 7(a) loans	374,331	—	757	375,088	5,406	—
Acquired SBA 7(a) loans	250,046	432	2,615	253,093	8,304	—
Originated PPP loans, at fair value	106,204	—	—	106,204	—	—
Originated SBC loans, at fair value	13,761	—	—	13,761	—	—
Originated Residential Agency loans	1,476	—	3,759	5,235	4,153	—
Total Loans, before general allowance for loans losses	$3,876,088	$34,148	$137,445	$4,047,681	$110,532	$—
General allowance for loan losses				$(36,093)
Total Loans, net				$4,011,588
Percentage of outstanding	95.8%	0.8%	3.4%	100%	2.7%	0.0%
(1) Loan balances include specific allowance for loan losses of $16.6 million.
(2) Includes Loans, net in consolidated VIEs

	December 31, 2019
Loans (In Thousands)	Current and less than 30 days past due	30-59 Days Past Due	60+ Days Past Due	Total Loans Carrying Value	Non-Accrual Loans	90+ Days Past Due but Accruing
Loans(1)(2)
Originated Transitional loans	$1,074,955	$5,728	$5,645	$1,086,328	$24,587	$—
Originated SBC loans	1,137,140	11,769	19,990	1,168,899	16,089	—
Acquired loans	1,032,259	41,830	20,194	1,094,283	23,500	3,382
Acquired SBA 7(a) loans	297,172	4,048	5,640	306,860	9,177	1,326
Originated SBC loans, at fair value	20,212	—	—	20,212	—	—
Originated SBA 7(a) loans	370,101	2,085	4,443	376,629	8,882	—
Originated Residential Agency loans	582	209	2,605	3,396	2,105	74
Total Loans, before allowance for loans losses	$3,932,421	$65,669	$58,517	$4,056,607	$84,340	$4,782
General allowance for loan losses				$(2,424)
Total Loans, net				$4,054,183
Percentage of outstanding	97.0%	1.6%	1.4%	100%	2.1%	0.1%
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

The following tables presents quantitative information on the credit quality of loans, net as of the unaudited interim consolidated balance sheet dates:

	Loan-to-Value (a)
(In Thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
September 30, 2020
Loans(1) (2)
Originated Transitional loans	$6,104	$29,020	$206,642	$797,901	$140,557	$3,555	$1,183,779
Originated SBC loans	—	63,989	486,118	545,201	12,882	10,131	1,118,321
Acquired loans	221,417	383,481	220,660	121,732	27,083	17,827	992,200
Originated SBA 7(a) loans	892	16,590	50,106	138,688	67,419	101,393	375,088
Acquired SBA 7(a) loans	8,308	37,983	94,666	59,547	28,124	24,465	253,093
Originated PPP loans, at fair value	—	—	—	—	—	106,204	106,204
Originated SBC loans, at fair value	—	7,345	—	6,416	—	—	13,761
Originated Residential Agency loans	—	—	89	924	3,455	767	5,235
Total Loans, before general allowance for loans losses	$236,721	$538,408	$1,058,281	$1,670,409	$279,520	$264,342	$4,047,681
General allowance for loan losses							$(36,093)
Total Loans, net							$4,011,588
Percentage of outstanding	5.8%	13.4%	26.1%	41.3%	6.9%	6.5%
December 31, 2019
Loans(1) (2)
Originated Transitional loans	$1,736	$28,108	$277,388	$750,298	$28,059	$739	$1,086,328
Originated SBC loans	—	60,601	431,312	660,733	8,045	8,208	1,168,899
Acquired loans	218,679	371,471	293,216	161,431	35,731	13,755	1,094,283
Acquired SBA 7(a) loans	7,712	39,566	103,590	83,954	39,726	32,312	306,860
Originated SBC loans, at fair value	—	8,192	—	6,422	5,598	—	20,212
Originated SBA 7(a) loans	865	13,843	41,166	130,177	78,544	112,034	376,629
Originated Residential Agency loans	—	51	—	830	2,393	122	3,396
Total Loans, before allowance for loans losses	$228,992	$521,832	$1,146,672	$1,793,845	$198,096	$167,170	$4,056,607
General allowance for loan losses							$(2,424)
Total Loans, net							$4,054,183
Percentage of outstanding	5.6%	12.9%	28.3%	44.2%	4.9%	4.1%
(a) Loan-to-value is calculated as carrying amount as a percentage of current collateral value
(1) Loan balances include specific allowance for loan loss reserves.
(2) Includes Loans, net in consolidated VIEs

As of September 30, 2020 and December 31, 2019, the Company’s total carrying amount of loans in the foreclosure process was $1.9 million and $0.8 million, respectively.

The following table displays the geographic concentration of the Company’s loans, net, secured by real estate recorded on our unaudited interim consolidated balance sheets.

Geographic Concentration (% of Unpaid Principal Balance)	September 30, 2020	December 31, 2019
California	18.7%	16.9%
Texas	14.5	15.2
New York	8.6	8.3
Florida	8.0	8.3
Illinois	5.2	5.2
Georgia	4.8	4.8
North Carolina	3.4	3.2
Arizona	3.2	3.4
Washington	3.1	2.8
Colorado	2.5	2.8
Other	28.0	29.1
Total	100.0%	100.0%

The following table displays the collateral type concentration of the Company’s loans, net, on our unaudited interim consolidated balance sheets.

Collateral Concentration (% of Unpaid Principal Balance)	September 30, 2020	December 31, 2019
Multi-family	24.1%	26.6%
SBA(1)	18.8	17.6
Retail	17.8	17.5
Office	12.1	12.9
Mixed Use	12.1	10.4
Industrial	6.6	6.4
Lodging/Residential	3.2	3.3
Other	5.3	5.3
Total	100.0%	100.0%
(1) Further detail provided on SBA collateral concentration is included in table below.

The following table displays the collateral type concentration of the Company’s SBA loans within loans, net, on our unaudited interim consolidated balance sheets.

Collateral Concentration (% of Unpaid Principal Balance)	September 30, 2020	December 31, 2019
Lodging	16.1%	17.3%
Offices of Physicians	12.2	14.1
Child Day Care Services	6.9	8.1
Eating Places	5.1	6.1
Veterinarians	3.3	4.1
Gasoline Service Stations	3.3	3.7
Funeral Service & Crematories	1.8	2.0
Grocery Stores	1.7	2.0
Auto	0.9	1.3
Other	48.7	41.3
Total	100.0%	100.0%

Allowance for loan losses

The following tables detail the activity of the allowance for loan losses for loans:

	Three Months Ended September 30, 2020
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Originated Residential Agency Loans	Total Allowance for loan losses
Beginning balance	$8,974	$19,831	$12,564	$5,744	$9,450	$500	$57,063
Provision for (Recoveries of) loan losses	(181)	(1,848)	(2,906)	(200)	904	—	(4,231)
Charge-offs and sales	—	—	—	(203)	(42)	—	(245)
Recoveries	—	—	—	22	47	—	69
Ending balance	$8,793	$17,983	$9,658	$5,363	$10,359	$500	$52,656

	Three Months Ended September 30, 2019
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Originated Residential Agency Loans	Total Allowance for loan losses
Beginning balance	$421	$367	$5,138	$2,194	$694	$—	$8,814
Provision for (Recoveries of) loan losses	33	(79)	176	(183)	746	—	693
Charge-offs and sales	(127)	2	(783)	(93)	(126)	—	(1,127)
Recoveries	—	—	(537)	122	—	—	(415)
Ending balance	$327	$290	$3,994	$2,040	$1,314	$—	$7,965

	Nine Months Ended September 30, 2020
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Originated Residential Agency Loans	Total Allowance for loan losses
Beginning balance	$304	$188	$3,054	$2,114	$1,781	$—	$7,441
Cumulative-effect adjustment upon adoption of ASU 2016-13	2,400	1,906	1,878	3,562	1,379	—	11,125
Provision for (recoveries of) loan losses	6,089	15,889	4,776	2	7,728	500	34,984
Charge-offs and sales	—	—	(50)	(431)	(577)	—	(1,058)
Recoveries	—	—	—	116	48	—	164
Ending balance	$8,793	$17,983	$9,658	$5,363	$10,359	$500	$52,656

	Nine Months Ended September 30, 2019
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Originated Residential Agency Loans	Total Allowance for loan losses
Beginning balance	$11	$353	$5,052	$2,318	$586	$—	$8,320
Provision for (recoveries of) loan losses	443	(65)	737	590	854	—	2,559
Charge-offs and sales	(127)	2	(784)	(1,055)	(126)	—	(2,090)
Recoveries	—	—	(1,011)	187	—	—	(824)
Ending balance	$327	$290	$3,994	$2,040	$1,314	$—	$7,965

Non-accrual loans

The following table details information about the Company’s non-accrual loans:

(In Thousands)	September 30, 2020	December 31, 2019
Non-accrual loans
With an allowance	$55,070	$18,063
Without an allowance	55,462	60,036
Total recorded carrying value of non-accrual loans	$110,532	$78,099
Allowance for loan losses related to non-accrual loans	$(15,725)	$(2,093)
Unpaid principal balance of non-accrual loans	$132,204	$83,991

	September 30, 2020	September 30, 2019
Interest income on non-accrual loans for the three months ended	$198	$328
Interest income on non-accrual loans for the nine months ended	$2,660	$934

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

	September 30, 2020			December 31, 2019
(In Thousands)	SBC	SBA	Total	SBC	SBA	Total
Recorded carrying value modified loans classified as TDRs	$10,453	$13,287	$23,740	$6,258	$14,204	$20,462
Allowance for loan losses on loans classified as TDRs	$215	$3,417	$3,632	$274	$454	$728

Carrying value of modified loans classified as TDRs
Carrying value of modified loans classified as TDRs on accrual status	$296	$7,009	$7,305	$333	$7,437	$7,770
Carrying value of modified loans classified as TDRs on non-accrual status	10,157	6,278	16,435	5,925	6,767	12,692
Total carrying value of modified loans classified as TDRs	$10,453	$13,287	$23,740	$6,258	$14,204	$20,462

The following table summarizes the TDR activity that occurred during the three and nine months ended September 30, 2020 and 2019 and the financial effects of these modifications.

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(In Thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	—	6	6	1	15	16
Pre-modification recorded balance (a)	$—	$713	$713	$596	$1,843	$2,439
Post-modification recorded balance (a)	$—	730	$730	$596	$1,658	$2,254

Number of loans that remain in default as of September 30, 2020 (b)	—	4	4	1	3	4
Balance of loans that remain in default as of September 30, 2020 (b)	$—	$733	$733	$596	$61	$657

Concession granted (a):
Term extension	$—	$547	$547	$—	$1,466	$1,466
Interest rate reduction	—	—	—	—	—	—
Principal reduction	—	—	—	—	—	—
Foreclosure	—	187	187	596	61	657
Total	$—	$734	$734	$596	$1,527	$2,123
(a) Represents carrying value.

(b) Represents the September 30, 2020 carrying values of the TDRs that occurred during the three months ended September 30, 2020 and 2019 that remained in default as of September 30, 2020. Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected. For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(In Thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	3	16	19	2	27	29
Pre-modification recorded balance (a)	$8,456	$3,691	$12,147	$699	$3,544	$4,243
Post-modification recorded balance (a)	$8,456	3,748	$12,204	$699	$3,324	$4,023

Number of loans that remain in default as of September 30, 2020 (b)	2	5	7	2	7	9
Balance of loans that remain in default as of September 30, 2020 (b)	$8,422	$874	$9,296	$704	$323	$1,027

Concession granted (a):
Term extension	$—	$2,371	$2,371	$—	$2,843	$2,843
Interest rate reduction	—	—	—	—	—	—
Principal reduction	—	—	—	—	—	—
Foreclosure	8,422	327	8,749	704	116	820
Total	$8,422	$2,698	$11,120	$704	$2,959	$3,663
(a) Represents carrying value.

(b) Represents the September 30, 2020 carrying values of the TDRs that occurred during the nine months ended September 30, 2020 and 2019 that remained in default as of September 30, 2020. Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected. For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

The Company does not believe the financial impact of the presented TDRs to be material. The other elements of the Company’s modification programs do not have a significant impact on financial results given their relative size, or do not have a direct financial impact as in the case of covenant changes.

PCD loans

In the three and nine months ended September 30, 2020 and 2019, the Company did not acquire any PCD loans.

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

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of September 30, 2020:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Loans, held for sale, at fair value	$—	$348,719	$—	$348,719
Loans, net, at fair value	—	—	119,965	119,965
Mortgage backed securities, at fair value	—	77,777	12,650	90,427
Derivative instruments, at fair value	—	—	20,849	20,849
Residential mortgage servicing rights, at fair value	—	—	74,384	74,384
Total assets	$—	$426,496	$227,848	$654,344

Liabilities:
Derivative instruments, at fair value	$—	$7,774	$—	$7,774
Total liabilities	$—	$7,774	$—	$7,774

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2019:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Loans, held for sale, at fair value	$—	$192,510	$—	$192,510
Loans, net, at fair value	—	—	20,212	20,212
Mortgage backed securities, at fair value	—	92,006	460	92,466
Derivative instruments, at fair value	—	—	2,814	2,814
Residential mortgage servicing rights, at fair value	—	—	91,174	91,174
Total assets	$—	$284,516	$114,660	$399,176

Liabilities:
Derivative instruments, at fair value	$—	$5,250	$—	$5,250
Total liabilities	$—	$5,250	$—	$5,250

The following tables present a summary of changes in our Level 3 assets and liabilities:

	Three Months Ended September 30, 2020
(In Thousands)	MBS	Derivatives	Loans, held at fair value	Residential MSRs, at fair value
Beginning Balance	$411	$19,037	$124,298	$73,645
Purchases or Originations	12,640	—	1,198	11,343
Sales / Principal payments	(11)	—	(5,911)	(5,916)
Realized gains, net	—	—	375	—
Unrealized gains (losses), net	(114)	1,812	5	(4,688)
Transfer to (from) Level 3	(276)	—	—	—
Ending Balance	$12,650	$20,849	$119,965	$74,384

Unrealized gains (losses), net on assets or liabilities held at the end of the period	$(82)	$20,849	$(333)	$(43,123)

	Three Months Ended September 30, 2019
(In Thousands)	MBS	Derivatives	Loans, held at fair value	Residential MSRs, at fair value	Contingent consideration
Beginning Balance	$36,655	$3,670	$20,409	$85,658	$—
Purchases or Originations	—	—	—	9,028	—
Additions due to loans sold, servicing retained	—	—	—	—	—
Sales / Principal payments	(673)	—	(45)	(2,466)	—
Realized gains, net	169	—	38	—	—
Unrealized gains (losses), net	87	511	32	(7,582)	—
Accreted discount, net	49	—	—	—	—
Transfer to (from) Level 3	(5,994)	—	—	—	—
Ending Balance	$30,293	$4,181	$20,434	$84,638	$—

Unrealized gains (losses), net on assets or liabilities held at the end of the period	$2,946	$4,181	$363	$(10,287)	$—

	Nine Months Ended September 30, 2020
(In Thousands)	MBS	Derivatives	Loans, held at fair value	Residential MSRs, at fair value
Beginning Balance	$460	$2,814	$20,212	$91,174
Purchases or Originations	12,640	—	106,728	—
Additions due to loans sold, servicing retained	—	—	—	31,821
Sales / Principal payments	(13)	—	(6,207)	(15,443)
Realized gains, net	—	—	375
Unrealized gains (losses), net	(154)	18,035	(1,143)	(33,168)
Transfer to (from) Level 3	(283)	—	—	—
Ending Balance	$12,650	$20,849	$119,965	$74,384

Unrealized gains (losses), net on assets or liabilities held at the end of the period	$(82)	$20,849	$(333)	$(43,123)

	Nine Months Ended September 30, 2019
(In Thousands)	MBS	Derivatives	Loans, held at fair value	Residential MSRs, at fair value	Contingent consideration
Beginning Balance	$12,148	$1,776	$22,664	$93,065	$—
Purchases or Originations	9,593	—	—	18,482	—
Additions due to loans sold, servicing retained	—	—	—	—	—
Sales / Principal payments	(1,342)	—	(2,239)	(5,861)	—
Realized gains (losses), net	276	—	(128)	—	—
Unrealized gains (losses), net	376	2,405	137	(21,048)	—
Accreted discount, net	95	—	—	—	—
Amortization and adjustment for earn-out payments	—	—	—	—	—
Transfer to (from) Level 3	9,147	—	—	—	—
Ending Balance	$30,293	$4,181	$20,434	$84,638	$—

Unrealized gains (losses), net on assets or liabilities held at the end of the period	$2,946	$4,181	$363	$(10,287)	$—

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

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level 3 of the fair value hierarchy as of September 30, 2020 using third party information without adjustment:

		Predominant			Weighted
		Valuation			Average Price
(In Thousands, except price)	Fair Value	Technique	Type	Price Range	(a)
Loans, held at fair value	$119,965	Single External Source	Third Party Mark	$92.01 – 106.11	$99.72
Mortgage backed securities, at fair value	12,650	Transaction Price	Transaction Price	14.34 – 99.00	48.02
Residential mortgage servicing rights, at fair value	74,384	Single external source	Discounted cash flow	N/A	N/A
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

Financial instruments not carried at fair value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value in the unaudited interim consolidated balance sheets and are classified as Level 3:

	September 30, 2020		December 31, 2019
(In Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Loans, net	$3,891,623	$3,980,896	$4,033,972	$4,147,831
Purchased future receivables, net	16,659	16,659	43,265	43,265
Servicing rights	35,661	40,189	30,795	34,723
Total assets	$3,943,943	$4,037,744	$4,108,032	$4,225,819
Liabilities:
Secured borrowings	$1,176,621	$1,176,621	$1,189,392	$1,189,392
Securitized debt obligations of consolidated VIEs, net	2,059,114	2,092,985	1,815,154	1,859,047
Senior secured note, net	179,572	186,419	179,289	190,923
Guaranteed loan financing	421,183	449,010	485,461	515,182
Convertible notes, net	111,855	79,975	111,040	116,654
Corporate debt, net	150,658	144,345	149,986	161,098
Total liabilities	$4,099,003	$4,129,355	$3,930,322	$4,032,296

Other assets totaling $20.7 million at September 30, 2020 and $20.7 million at December 31, 2019 are not carried at fair value and include due from servicers and accrued interest, which are reflected in Note 19. Receivable from third parties totaling $1.1 million at September 30, 2020 and $1.2 million at December 31, 2019 are not carried at fair value. For these instruments, carrying value approximates fair value and are classified as Level 3.

Accounts payable and other accrued liabilities totaling $18.0 million at September 30, 2020 and $20.0 million at December 31, 2019 are not carried at fair value and include Payable to related parties and Accrued interest payable which are included in Note 19. For these instruments, carrying value approximates fair value and are classified as Level 3.

Note 8 – Mortgage backed securities

The following table presents certain information about the Company’s MBS portfolio, which are classified as trading securities and carried at fair value, as of September 30, 2020 and December 31, 2019.

		Weighted
	Weighted	Average				Gross	Gross
	Average	Interest	Principal	Amortized		Unrealized	Unrealized
(In Thousands)	Maturity (a)	Rate (a)	Balance	Cost	Fair Value	Gains	Losses
September 30, 2020
Mortgage backed securities, at fair value
Freddie Mac Loans	01/2037	2.0%	$142,552	$53,569	$55,025	$2,023	$(567)
Commercial Loans	11/2050	4.5	73,160	39,284	35,311	26	(3,999)
Tax Liens	09/2026	6.0	92	92	91	—	(1)
Total Mortgage backed securities, at fair value	09/2041	2.8%	$215,804	$92,945	$90,427	$2,049	$(4,567)
December 31, 2019
Mortgage backed securities, at fair value
Freddie Mac Loans	06/2037	4.3%	$83,149	$61,207	$66,108	$4,915	$(14)
Commercial Loans	02/2051	5.4	35,984	25,358	26,255	924	(27)
Tax Liens	09/2026	6.0	104	104	103	—	(1)
Total Mortgage backed securities, at fair value	07/2041	4.6%	$119,237	$86,669	$92,466	$5,839	$(42)

(a)	Weighted based on current principal balance

The following table presents certain information about the maturity of the Company’s MBS portfolio as of September 30, 2020 and December 31, 2019.

	Weighted
	Average
	Interest	Principal	Amortized
(In Thousands)	Rate (a)	Balance	Cost	Fair Value
September 30, 2020
Mortgage backed securities, at fair value
After five years through ten years	6.0%	$92	$92	$91
After ten years	2.8	215,712	92,853	90,336
Total Mortgage backed securities, at fair value	2.8%	$215,804	$92,945	$90,427
December 31, 2019
Mortgage backed securities, at fair value
After five years through ten years	3.8%	$2,869	$2,641	$2,825
After ten years	4.7	116,368	84,028	89,641
Total	4.6%	$119,237	$86,669	$92,466

(a)	Weighted based on current principal balance.

(b)
(c)

Note 9 - Servicing rights

The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The Company’s servicing fees are specified by pooling and servicing agreements.

The following table presents information about the Company’s portfolios of servicing rights:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
SBA servicing rights, at amortized cost
Beginning net carrying amount	$17,318	$18,000	$17,660	$16,749
Additions due to loans sold, servicing retained	993	550	2,328	2,431
Acquisitions	—	—	—	894
Amortization	(909)	(869)	(2,642)	(2,529)
Impairment	138	(149)	194	(13)
Ending net carrying value of SBA servicing rights	$17,540	$17,532	$17,540	$17,532
Freddie Mac multi-family servicing rights, at amortized cost
Beginning net carrying amount	$16,798	$11,103	$13,135	$10,248
Additions due to loans sold, servicing retained	2,107	1,798	7,094	3,745
Amortization	(784)	(591)	(2,108)	(1,683)
Ending net carrying value of Freddie Mac multi-family servicing rights	$18,121	$12,310	$18,121	$12,310
Ending net carrying value of SBA and Freddie Mac multi-family servicing rights, at amortized cost	$35,661	$29,842	$35,661	$29,842
Residential mortgage servicing rights, at fair value
Beginning Balance	$73,645	$85,658	$91,174	$93,065
Additions due to loans sold, servicing retained	11,343	9,028	31,821	18,482
Loan pay-offs	(5,916)	(2,466)	(15,443)	(5,861)
Unrealized losses	(4,688)	(7,582)	(33,168)	(21,048)
Ending fair value of residential mortgage servicing rights	$74,384	$84,638	$74,384	$84,638
Total servicing rights	$110,045	$114,480	$110,045	$114,480

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

The following table presents additional information about the Company’s SBA and Freddie Mac multi-family servicing rights:

	As of September 30, 2020		As of December 31, 2019
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Carrying Value	Amount	Carrying Value
SBA	$598,400	$17,540	$568,017	$17,660
Freddie Mac multi-family	1,458,517	18,121	1,167,476	13,135
Total	$2,056,917	$35,661	$1,735,493	$30,795

The significant assumptions used in the September 30, 2020 and December 31, 2019 estimated valuation of the Company’s SBA and Freddie Mac multi-family servicing rights carried at amortized cost include:

	September 30, 2020				December 31, 2019
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA servicing rights (at amortized cost)
• Forward prepayment rate	6.4	-	21.0%	8.7%	6.3	-	21.2%	9.3%
• Forward default rate	0.0	-	10.1%	7.6%	0.0	-	10.8%	7.3%
• Discount rate	7.1	-	7.1%	7.1%	8.8	-	8.8%	8.8%
• Servicing expense	0.4	-	0.4%	0.4%	0.4	-	0.4%	0.4%

Freddie Mac multi-family servicing rights (at amortized cost)
• Forward prepayment rate	0.5	-	15.9%	6.9%	0.5	-	15.9%	6.6%
• Forward default rate	0.0	-	0.5%	0.3%	0.0	-	0.5%	0.4%
• Discount rate	6.0	-	6.0%	6.0%	6.0	-	6.0%	6.0%
• Servicing expense	0.2	-	0.3%	0.2%	0.2	-	0.3%	0.2%

These assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the carrying amount of the Company’s SBA and Freddie Mac multi-family servicing rights.

(In Thousands)	September 30, 2020	December 31, 2019
SBA servicing rights (at amortized cost)
• Forward prepayment rate
10% adverse change	$(585)	$(563)
20% adverse change	(1,141)	(1,097)

• Default rate
10% adverse change	$(111)	$(94)
20% adverse change	(220)	(186)

• Discount rate
10% adverse change	$(475)	$(520)
20% adverse change	(927)	(1,011)

Freddie Mac multi-family servicing rights (at amortized cost)
• Forward prepayment rate
10% adverse change	$(398)	$(285)
20% adverse change	(778)	(558)

• Default rate
10% adverse change	$(6)	$(5)
20% adverse change	(13)	(10)

• Discount rate
10% adverse change	$(494)	$(381)
20% adverse change	(968)	(746)

The estimated future amortization expense for the servicing rights is expected to be as follows:

(In Thousands)	September 30, 2020
2020	$1,718
2021	6,320
2022	5,511
2023	4,787
2024	4,131
Thereafter	13,194
Total	$35,661

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

The following table presents additional information about the Company’s residential mortgage servicing rights carried at fair value:

	As of September 30, 2020		As of December 31, 2019
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Fair Value	Amount	Fair Value
Fannie Mae	$3,625,230	$28,011	$3,388,630	$37,309
Ginnie Mae	2,687,994	25,244	2,504,993	29,869
Freddie Mac	2,760,615	21,129	2,270,981	23,996
Total	$9,073,839	$74,384	$8,164,604	$91,174

The significant assumptions used in the September 30, 2020 and December 31, 2019 valuation of the Company’s residential mortgage servicing rights carried at fair value include:

	September 30, 2020				December 31, 2019
	Range of input values			Weighted Average	Range of input values			Weighted Average
Residential mortgage servicing rights (at fair value)
• Forward prepayment rate	12.5	-	23.5%	13.9%	7.1	-	18.7%	10.1%
• Discount rate	9.1	-	12.0%	10.0%	9.0	-	11.0%	9.6%
• Servicing expense	$70	-	$85	$74	$70	-	$85	$75

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the fair value of the Company’s residential mortgage servicing rights:

(In Thousands)	September 30, 2020	December 31, 2019
Prepayment rate
10% adverse change	$(4,728)	$(4,195)
20% adverse change	(9,077)	(8,091)
Discount rate
10% adverse change	$(2,523)	$(3,450)
20% adverse change	(4,876)	(6,654)
Cost of servicing
10% adverse change	$(1,436)	$(1,648)
20% adverse change	(2,873)	(3,297)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Realized and unrealized gain (loss) of residential mortgage loans held for sale, at fair value	$61,131	$17,229	$143,747	$41,314
Creation of new mortgage servicing rights, net of payoffs	5,427	6,562	16,378	12,621
Loan origination fee income on residential mortgage loans	6,021	3,320	15,529	7,688
Unrealized gain (loss) on IRLCs and other derivatives	2,945	1,902	17,103	2,998
Residential mortgage banking activities	$75,524	$29,013	$192,757	$64,621

Variable expenses on residential mortgage banking activities	$(30,918)	$(17,318)	$(87,494)	$(39,995)

Note 11 – Secured borrowings

The following tables present certain characteristics of our secured borrowings:

							Carrying Value at
Lender	Asset Class	Current Maturity	Pricing	Facility Size		Pledged Assets Carrying Value	September 30, 2020	December 31, 2019
JPMorgan	Acquired loans, SBA loans	June 2021	1M L + 1.75 to 2.75%	$250,000		$44,840	$30,742	$88,972
Keybank	Freddie Mac loans	February 2021	1M L + 1.30%	100,000		20,486	20,242	21,513
East West Bank	SBA loans	October 2022	Prime - 0.821 to + 0.29%	50,000		40,550	33,184	13,294
Credit Suisse	Acquired loans (non USD)	December 2021	Euribor + 2.50%	234,420	(a)	53,021	32,267	37,646
FCB	Acquired loans	June 2021	2.75%	—		—	—	1,354
Comerica Bank	Residential loans	March 2021	1M L + 1.75%	125,000		90,515	83,704	56,822
TBK Bank	Residential loans	October 2021	Variable Pricing	150,000		123,980	118,581	52,151
Origin Bank	Residential loans	June 2021	Variable Pricing	60,000		25,093	23,471	15,343
Associated Bank	Residential loans	November 2020	1M L + 1.50%	60,000		47,918	44,489	5,823
East West Bank	Residential MSRs	September 2023	1M L + 2.50%	50,000		49,140	37,700	39,900
Credit Suisse	Purchased future receivables, PPP loans	June 2021	1M L + 4.50%	150,000		—	—	34,900
Rabobank	Real estate	January 2021	4.22%	14,500		—	—	12,485
Federal Reserve Bank of Minneapolis	PPP loans	April 2022	0.35%	105,222		105,089	105,005	—
Bank of the Sierra	Real estate	August 2050	3.25%	22,750		37,562	22,687	—
Total borrowings under credit facilities (b)				$1,371,892		$638,194	$552,072	$380,203
Citibank	Fixed rate, Transitional, Acquired loans	October 2021	1M L + 1.875 to 2.125%	$500,000		$114,196	$103,307	$124,718
Deutsche Bank	Fixed rate, Transitional loans	November 2021	3M L + 2.00 to 2.40%	350,000		232,524	161,100	141,356
JPMorgan	Transitional loans	December 2020	1M L + 2.25 to 4.00%	400,000		265,599	175,764	250,466
JPMorgan	MBS	March 2021	1.54 to 4.75%	70,875		115,128	70,875	93,715
Deutsche Bank	MBS	January 2021	3.54%	16,354		20,189	16,354	44,730
Citibank	MBS	November 2020	3.25 to 3.76%	58,422		114,749	58,422	56,189
Bank of America	MBS	Matured	1.31 to 1.61%	—		—	—	38,954
RBC	MBS	February 2021	3.05 to 4.43%	38,727		61,595	38,727	59,061
Total borrowings under repurchase agreements (c)				$1,434,378		$923,980	$624,549	$809,189
Total secured borrowings				$2,806,270		$1,562,174	$1,176,621	$1,189,392

(a) The current facility size is €200.0 million but has been converted into USD for purposes of this disclosure.

(b) The weighted average interest rate of borrowings under credit facilities was 2.8% and 4.0% as of September 30, 2020 and December 31, 2019, respectively.

(c) The weighted average interest rate of borrowings under repurchase agreements was 3.3% and 4.2% as of September 30, 2020 and December 31, 2019, respectively.

The following table presents the carrying value of the Company’s collateral pledged with respect to secured borrowings outstanding with our lenders:

	Pledged Assets Carrying Value at
(In Thousands)	September 30, 2020	December 31, 2019
Collateral pledged - borrowings under credit facilities
Loans, held for sale, at fair value	$309,488	$159,928
Loans, net	136,722	276,810
Loans, held at fair value	105,089	—
Mortgage servicing rights	49,140	61,304
Purchased future receivables	—	43,265
Real estate, held for sale	37,755	19,950
Total collateral pledged on borrowings under credit facilities	$638,194	$561,257
Collateral pledged - borrowings under repurchase agreements
Loans, net	$612,319	$721,887
Mortgage backed securities	73,888	113,436
Retained interest in assets of consolidated VIEs	237,773	271,880
Total collateral pledged on borrowings under repurchase agreements	$923,980	$1,107,203
Total collateral pledged on secured borrowings	$1,562,174	$1,668,460

The agreements governing the Company’s secured borrowings and promissory note require the Company to maintain certain financial and debt covenants. The Company was in compliance with all debt and financial covenants as of September 30, 2020 and December 31, 2019.

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

As of September 30, 2020, we were in compliance with all covenants with respect to the Senior Secured Notes.

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

At issuance, we allocated $112.7 million and $2.3 million of the carrying value of the Convertible Notes to its debt and equity components, respectively, before the allocation of deferred financing costs. As of September 30, 2020, we were in compliance with all covenants with respect to the Convertible Notes.

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

As of September 30, 2020, we were in compliance with all covenants with respect to the corporate debt.

The following table presents the components of the Senior Secured Notes, Convertible Notes, and Corporate Debt, including the carrying value for the aggregate contractual maturities, in the consolidated balance sheet:

(in thousands, except rates)	Coupon Rate	Maturity Date	September 30, 2020
Senior secured notes - principal amount(1)	7.50%	2/15/2022	$180,000
Unamortized premium - Senior secured notes			1,093
Unamortized deferred financing costs - Senior secured notes			(1,521)
Total Senior secured notes, net			$179,572
Convertible notes - principal amount (2)	7.00%	8/15/2023	$115,000
Unamortized discount - Convertible notes (3)			(1,157)
Unamortized deferred financing costs - Convertible notes			(1,988)
Total Convertible notes, net			$111,855
Corporate debt - principal amount(4)	6.50%	4/30/2021	$50,000
Corporate debt - principal amount(5)	6.20%	7/30/2026	104,250
Unamortized premium - Corporate debt			392
Unamortized deferred financing costs - Corporate debt			(3,984)
Total Corporate debt, net			$150,658
Total carrying amount of debt components			$442,085
Total carrying amount of conversion option of equity components recorded in equity			$1,157
(1)	Interest on the Senior Secured Notes is payable semiannually on each February 15 and August 15, beginning on August 15, 2017.
(2)	Interest on the Convertible Notes is payable quarterly on February 15, May 15, August 15, and November 15 of each year, beginning on November 15, 2017.
(3)	Represents the discount created by separating the conversion option from the debt host instrument.
(4)	Interest on the corporate debt is payable January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018.
(5)	Interest on the corporate debt is payable January 30, April 30, July 30, and October 30 of each year, beginning on October 30, 2019.

The following table presents the contractual maturities of the Senior Secured Notes, Convertible Notes, and Corporate debt:

(In Thousands)	September 30, 2020
2020	$—
2021	50,000
2022	180,000
2023	115,000
2024	—
Thereafter	104,250
Total contractual amounts	449,250
Unamortized deferred financing costs, discounts, and premiums, net	(7,165)
Total carrying amount of debt components	$442,085

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

The following table presents guaranteed loan financing and the related interest rates and maturity dates:

	Weighted	Range of
	Average	Interest	Range of
(In Thousands)	Interest Rate	Rates	Maturities (Years)	Ending Balance
September 30, 2020	3.77%	0.99 - 6.50%	2020 - 2044	$421,183
December 31, 2019	5.45%	1.70 - 7.50%	2020 - 2044	$485,461

The following table summarizes contractual maturities of total guaranteed loan financing outstanding:

(In Thousands)	September 30, 2020
2020	$54
2021	642
2022	1,678
2023	2,718
2024	3,856
Thereafter	412,235
Total	$421,183

Our guaranteed loan financings are secured by loans, net of $422.6 million and $487.2 million as of September 30, 2020 and December 31, 2019, respectively.

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

The consolidation of the securitization transactions includes the senior securities issued to third parties which are shown as securitized debt obligations of consolidated VIEs in the unaudited interim consolidated balance sheets. The following table presents additional information on the Company’s securitized debt obligations:

	September 30, 2020			December 31, 2019
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(In Thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
Waterfall Victoria Mortgage Trust 2011-SBC2	$4,802	$4,802	5.5%	$6,399	$6,399	5.5%
ReadyCap Lending Small Business Trust 2019-2	108,558	106,892	3.2	131,032	129,007	4.3
Sutherland Commercial Mortgage Trust 2017-SBC6	31,449	30,901	3.6	42,309	41,486	3.4
Sutherland Commercial Mortgage Trust 2018-SBC7	93,516	92,228	4.7	138,235	136,212	4.7
Sutherland Commercial Mortgage Trust 2019-SBC8	186,854	184,179	2.9	219,617	216,981	2.9
Sutherland Commercial Mortgage Trust 2020-SBC9	154,919	151,994	3.8	—	—	—
ReadyCap Commercial Mortgage Trust 2014-1	17,974	17,979	5.8	18,626	18,632	5.6
ReadyCap Commercial Mortgage Trust 2015-2	38,669	36,417	4.8	64,239	61,443	4.5
ReadyCap Commercial Mortgage Trust 2016-3	26,646	25,497	4.7	32,269	30,777	4.7
ReadyCap Commercial Mortgage Trust 2018-4	94,853	91,546	4.0	121,179	117,428	3.9
ReadyCap Commercial Mortgage Trust 2019-5	259,647	250,726	4.1	309,296	299,273	4.1
ReadyCap Commercial Mortgage Trust 2019-6	374,368	367,598	3.2	379,400	371,939	3.2
Ready Capital Mortgage Financing 2018-FL2	50,491	50,322	2.5	115,381	114,057	3.8
Ready Capital Mortgage Financing 2019-FL3	243,849	241,823	2.1	267,904	264,249	3.5
Ready Capital Mortgage Financing 2020-FL4	324,221	318,400	3.1	—	—	—
Total (1)	$2,010,816	$1,971,304	3.3%	$1,845,886	$1,807,883	3.7%

(1) Excludes non-company sponsored securitized debt obligations of $87.8 million and $7.3 million that are consolidated in the unaudited interim consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.

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

Assets and liabilities of consolidated VIEs

The following table reflects the securitized assets and liabilities for VIEs that we consolidate on our consolidated balance sheets:

(In Thousands)	September 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$14,268	$23
Restricted cash	13,427	8,301
Loans, net	2,618,449	2,326,199
Loans, held for sale, at fair value	—	4,434
Real estate, held for sale	8,422	—
Due from servicers	20,065	27,964
Accrued interest	16,567	11,565
Total assets	$2,691,198	$2,378,486
Liabilities:
Securitized debt obligations of consolidated VIEs, net	2,059,114	1,815,154
Total liabilities	$2,059,114	$1,815,154

Assets of unconsolidated VIEs

The following table reflects our variable interests in identified VIEs, of which we are not the primary beneficiary, as of September 30, 2020 and December 31, 2019:

	Carrying Amount		Maximum Exposure to Loss (1)
(In Thousands)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Assets:
Mortgage backed securities, at fair value (2)	$67,584	$66,108	$67,584	$66,108
Investment in unconsolidated joint ventures	69,204	58,850	69,204	58,850
Total assets in unconsolidated VIEs	$136,788	$124,958	$136,788	$124,958
(1)
Maximum exposure to loss is limited to the greater of the fair value or carrying value of the assets as of the consolidated balance sheet date.
(2)
Retained interest in Freddie Mac and third party sponsored securitizations.

Note 15 – Interest income and interest expense

Interest income and interest expense are recorded in the unaudited interim consolidated statements of income and classified based on the nature of the underlying asset or liability.

The following table presents the components of interest income and expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Interest income
Loans
Originated Transitional loans	$21,366	$20,157	$65,953	$51,398
Originated SBC loans	12,784	10,499	42,712	34,679
Acquired loans	13,611	18,306	42,938	46,348
Acquired SBA 7(a) loans	4,014	4,609	14,165	16,078
Originated SBA 7(a) loans	4,715	2,626	15,649	7,390
Originated SBC loans, at fair value	639	331	1,470	1,052
Originated Residential Agency loans	40	30	89	52
Total loans (1)	$57,169	$56,558	$182,976	$156,997
Held for sale, at fair value, loans
Originated Residential Agency loans	$2,178	$1,224	$5,376	$3,047
Originated Freddie loans	221	351	911	806
Acquired loans	39	50	166	123
Total loans, held for sale, at fair value (1)	$2,438	$1,625	$6,453	$3,976
Mortgage backed securities, at fair value	1,467	1,540	4,397	4,537
Total interest income	$61,074	$59,723	$193,826	$165,510
Interest expense
Secured borrowings	$(9,949)	$(13,360)	$(36,247)	$(34,809)
Securitized debt obligations of consolidated VIEs	(21,351)	(17,978)	(58,196)	(51,516)
Guaranteed loan financing	(4,110)	(645)	(14,506)	(3,873)
Senior secured note	(3,466)	(3,478)	(10,407)	(10,444)
Convertible note	(2,188)	(2,188)	(6,564)	(6,564)
Corporate debt	(2,759)	(1,741)	(8,242)	(3,713)
Total interest expense	$(43,823)	$(39,390)	$(134,162)	$(110,919)
Net interest income before provision for loan losses	$17,251	$20,333	$59,664	$54,591
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

The following table summarizes our derivatives, by type, as of September 30, 2020 and December 31, 2019:

		As of September 30, 2020			As of December 31, 2019
			Asset	Liability		Asset	Liability
		Notional	Derivatives	Derivatives	Notional	Derivatives	Derivatives
(In Thousands)	Primary Underlying Risk	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Interest rate lock commitments	Interest rate risk	$735,936	20,849	$—	$238,283	$2,814	$—
Interest Rate Swaps - not designated as hedges	Interest rate risk	760,391	—	(1,713)	291,001	—	(3,181)
Interest Rate Swaps - designated as hedges	Interest rate risk	121,325	—	(5,564)	158,325	—	(1,709)
Credit Default Swaps	Credit risk	15,000	—	(51)	15,000	—	(110)
FX forwards	Foreign exchange rate risk	22,856	—	(446)	15,000	—	(250)
Total		$1,655,508	$20,849	$(7,774)	$717,609	$2,814	$(5,250)

The following tables summarize the gains and losses on the Company’s derivatives:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Net Realized	Unrealized	Net Realized	Unrealized
(In Thousands)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Credit default swaps (1)	$—	$(2)	$—	$59
Interest rate swaps (1)(2)	(1,189)	1,310	(2,185)	(9,194)
Residential mortgage banking activities interest rate swaps (3)	—	957	—	(1,148)
Interest rate lock commitments (3)	—	1,988	—	18,251
FX forwards (1)	(593)	(98)	(302)	(196)
Total	$(1,782)	$4,155	$(2,487)	$7,772

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
(3) Gains (losses) are recorded in residential mortgage banking activities in the consolidated statements of income.

The following tables summarize the gains and losses on the Company’s derivatives which have qualified for hedge accounting:

(In Thousands)	Derivatives - effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income (2)	Total income statement impact	Derivatives- effective portion recorded in OCI (3)	Total change in OCI for period (3)
Hedge type
Interest rate - forecasted transactions (1)	$(371)	$—	$(371)	$300	$671
Total - Three Months Ended September 30, 2020	$(371)	$—	$(371)	$300	$671
Hedge type
Interest rate - forecasted transactions (1)	$(169)	$—	$(169)	$(2,783)	$(2,614)
Total - Three Months Ended September 30, 2019	$(169)	$—	$(169)	$(2,783)	$(2,614)
Hedge type
Interest rate - forecasted transactions (1)	$(1,104)	$(1,694)	$(2,798)	$(5,276)	$(2,478)
Total - Nine Months Ended September 30, 2020	$(1,104)	$(1,694)	$(2,798)	$(5,276)	$(2,478)
Hedge type
Interest rate - forecasted transactions (1)	$(269)	$—	$(269)	$(9,880)	$(9,611)
Total - Nine Months Ended September 30, 2019	$(269)	$—	$(269)	$(9,880)	$(9,611)
(1) Consists of benchmark interest rate hedges of LIBOR-indexed floating-rate liabilities.

(2) Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.

(3) Represents after tax amounts recorded in OCI.

Note 17 – Real estate, held for sale

The following table summarizes the carrying amount of the Company’s real estate holdings as of the unaudited interim consolidated balance sheet dates:

(In Thousands)	September 30, 2020	December 31, 2019
Acquired ORM Portfolio:
Retail	$18,953	$19,950
Mixed Use	14,440	17,478
Land	7,257	7,919
Lodging/Residential	3,229	6,280
Office	—	1,256
Total Acquired ORM REO	$43,879	$52,883
Other REO held for sale:
Retail	$660	660
SBA	524	286
Office	—	4,465
Multi-family	—	—
Mixed Use	—	279
Total Other REO(1)	$1,184	$5,690

Total Real estate, held for sale	$45,063	$58,573
(1) Excludes $8.4 million of real estate, held for sale within consolidated VIEs.

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

The following table presents certain information on the management fee payable to our Manager:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Management fee - total	$2.7 million	$2.5 million	$7.9 million	$7.0 million
Management fee - amount unpaid	$2.7 million	$2.5 million	$2.7 million	$2.5 million

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

The following table presents certain information on the incentive fee payable to our Manager:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Incentive fee distribution - total	$1.1 million	$—	$4.6 million	$—
Incentive fee distribution - amount unpaid	$1.1 million	$—	$1.1 million	$—

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

The current term of the Management Agreement will expire on October 31, 2021 and is automatically renewed for successive one-year terms on each anniversary thereafter; provided, however, that either the Company, under the certain limited circumstances described above that would require the Company and the operating partnership to make the payments described above, or the Manager may terminate the Management Agreement annually upon 180 days prior notice.

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

The following table presents certain information on reimbursable expenses payable to our Manager:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Reimbursable expenses payable to our Manager - total	$0.8 million	$0.9 million	$2.8 million	$2.8 million
Reimbursable expenses payable to our Manager - amount unpaid	$1.0 million	$1.0 million	$1.0 million	$1.0 million

Note 19 – Other assets and other liabilities

The following table details the Company’s other assets and other liabilities as of the unaudited interim consolidated balance sheet dates.

(In Thousands)	September 30, 2020	December 31, 2019
Other assets:
Deferred tax asset	$31,803	$31,803
Tax receivable	—	4,019
Deferred loan exit fees	12,933	13,039
Accrued interest	10,266	10,583
Goodwill	11,206	11,206
Due from servicers	10,451	10,127
Right-of-use lease asset	3,608	4,531
Intangible assets	7,317	8,309
Deferred financing costs	1,770	2,046
Other assets	9,260	11,262
Other assets	$98,614	$106,925
Accounts payable and other accrued liabilities:
Deferred tax liability	$18,757	$18,757
Accrued salaries, wages and commissions	34,734	21,146
Accrued interest payable	14,369	17,305
Servicing principal and interest payable	10,543	14,145
Repair and denial reserve	7,631	5,179
Payable to related parties	3,680	2,697
Accrued professional fees	2,483	1,809
Lease payable	4,140	4,618
Deferred PPP loan revenue	12,976	—
Other liabilities	22,774	11,751
Total accounts payable and other accrued liabilities	$132,087	$97,407

Intangible assets

The following table presents information about the intangible assets held by the Company:

(In Thousands)	September 30, 2020	December 31, 2019	Estimated Useful Life
Internally developed software - Knight Capital	$3,219	$3,694	6 years
Broker network - Knight Capital	956	1,156	4.5 years
SBA license	1,000	1,000	Indefinite life
Favorable lease	802	905	12 years
Trade name - Knight Capital	746	855	6 years
Trade name - GMFS	594	699	15 years
Total Intangible Assets	$7,317	$8,309

Amortization expense related to the intangible assets previously acquired for the three months ended September 30, 2020 and 2019 was $0.3 million and $0.1 million, respectively. Amortization expense related to the intangible assets previously acquired for the nine months ended September 30, 2020 and 2019 was $1.0 million and $0.3 million, respectively. Such amounts are recorded as other operating expenses in the consolidated statements of income.

At September 30, 2020, accumulated amortization for finite-lived intangible assets is as follows:

(In Thousands)	September 30, 2020
Favorable lease	$678
Trade name - GMFS	629
Internally developed software - Knight Capital	581
Broker network - Knight Capital	244
Trade name - Knight Capital	134
Total Accumulated Amortization	$2,266

Amortization expense related to the finite-lived intangible assets for the five years subsequent to September 30, 2020 is as follows:

(In Thousands)	September 30, 2020
2020	$331
2021	1,295
2022	1,268
2023	1,242
2024	1,210
Thereafter	971
Total	$6,317

Loan indemnification reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other accrued liabilities in the Company's unaudited interim consolidated balance sheets and the provision for loan indemnification losses is included in variable expenses on residential mortgage banking activities, in the Company's unaudited interim consolidated statements of income. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demand, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability. At September 30, 2020 and December 31, 2019, the loan indemnification reserve was $4.0 million and $2.1 million, respectively.

Because of the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. At September 30, 2020 and December 31, 2019, the reasonably possible loss above the recorded loan indemnification reserve was not considered material.

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

On April 28, 2020, the Company entered into a Lender Service Provider (“LSP”) agreement with a third-party. Under this agreement, the Company agreed to provide the following services:

a.	assistance and services to the third-party in the underwriting, marketing, processing and funding of loans
b.	processing forgiveness of the loans with the SBA
c.	servicing and management of subsequently resulting PPP loan portfolios

The Company received a fee for providing such services, which represents one-half of the total fees received by the third-party from the SBA, less any agent fees paid directly by the third-party for referrals.

The Company sourced and underwrote approximately $2.5 billion of PPP loans, which were sold to the third-party as part of the LSP agreement, for $43.3 million in total fees. $27.8 million of the total fees have been recognized at the time of origination, and the remaining $15.5 million are recognized as servicing and forgiveness are performed. As of September 30, 2020, $13.0 million of fees were unearned.

The following table details the Company’s income and expenses related to its PPP activities:

(In Thousands)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	Financial statement account
Income
LSP origination fees	$1,652	$27,768	Other income - origination fees
PPP processing fees	7	5,162	Other income - origination fees
LSP fee income	1,700	2,553	Servicing income
Interest income	302	496	Interest income
Total PPP related income	$3,661	$35,979
Expense
Direct operating expenses	$125	$5,650	Other operating expenses - origination costs
R&D reserve	111	2,430	Other income - change in repair and denial reserve
Interest expense	687	2,089	Interest expense
Total PPP related expenses (direct)	$923	$10,169
Net PPP related income	$2,738	$25,810

Other income and expenses

The following table details the Company’s other income and operating expenses for the unaudited interim consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Other income
Origination income	$3,144	$1,213	$39,256	$3,729
Change in repair and denial reserve	316	573	(2,199)	221
Other	1,036	1,193	3,106	2,721
Total other income	$4,496	$2,979	$40,163	$6,671
Other operating expenses
Origination costs	2,717	3,042	15,172	6,964
Technology expense	1,650	1,155	4,973	3,313
Impairment on real estate	—	144	3,075	824
Rent and property tax expense	1,545	968	3,929	2,762
Recruiting, training and travel expense	254	366	1,113	1,252
Marketing expense	400	391	1,331	1,519
Loan acquisition costs	353	359	806	464
Financing costs on purchased future receivables	63	—	1,476	—
Other	3,466	1,719	10,052	5,993
Total other operating expenses	$10,448	$8,144	$41,927	$23,091

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

Common stock dividends

The following table presents cash dividends declared by our board of directors on our common stock from December 12, 2018 through September 30, 2020:

			Dividend per
Declaration Date	Record Date	Payment Date	Share
December 12, 2018	December 31, 2018	January 31, 2019	$0.40
March 12, 2019	March 28, 2019	April 30, 2019	$0.40
June 11, 2019	June 28, 2019	July 31, 2019	$0.40
September 10, 2019	September 30, 2019	October 31, 2019	$0.40
December 11, 2019	December 31, 2019	January 31, 2020	$0.40
March 11, 2020	March 31, 2020	April 30, 2020	$0.40 (1)
June 15, 2020	June 30, 2020	July 31, 2020	$0.25
September 16, 2020	September 30, 2020	October 30, 2020	$0.30

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

The following table summarizes the Company’s RSA activity for the three and nine months ended September 30, 2020:

	Restricted Stock Awards
(In Thousands, except share data)	Number of Shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, January 1, 2020	1,009,617	$15,722	$15.57
Granted	208,514	3,298	15.82
Vested	(60,370)	(894)	14.81
Forfeited	—	—	—
Outstanding, March 31, 2020	1,157,761	$18,126	$15.66
Granted	—	—	—
Vested	(16,452)	(227)	13.78
Forfeited	—	—	—
Canceled	—	—	—
Outstanding, June 30, 2020	1,141,309	$17,900	$15.68
Granted	17,200	200	11.63
Vested	(26,602)	(320)	12.03
Forfeited	(2,258)	(37)	16.26
Canceled	—	—	—
Outstanding, September 30, 2020	1,129,649	$17,743	$15.71

During the three and nine months ended September 30, 2020, the Company recognized $1.5 million and $4.4 million of noncash compensation expense, respectively, related to its stock-based incentive plan in our unaudited interim consolidated statements of income. During the three and nine months ended September 30, 2019, the Company recognized $0.1 million and $1.1 million of noncash compensation, respectively.

At September 30, 2020 and 2019, approximately $17.7 million and $2.5 million of noncash compensation expense related to unvested awards had not yet been charged to net income, respectively. These costs are expected to be amortized into compensation expense ratably over the course of the remainder of the respective vesting periods.

Share repurchase program

The Company’s share repurchase program is intended to help maintain the appropriate level of common equity. The share repurchase program is conducted through regular open-market purchases, the amounts and timing of which are determined primarily through the Company’s current and projected capital position, and capital deployment opportunities, but which also may be influenced by general market conditions and the prevailing price and trading volumes of the Company’s common stock.

For the three and nine months ended September 30, 2020, 932,433 shares of common stock were repurchased under our share repurchase program at an average price per share of $9.96 per share.

Note 22 – Earnings per Share of Common Stock

The following table provides information on the basic and diluted earnings per share computations, including the number of shares of common stock used for purposes of these computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except for share and per share amounts)	2020	2019	2020	2019
Basic Earnings
Net income (loss)	$35,363	$12,427	$18,510	$54,120
Less: Income (loss) attributable to non-controlling interest	805	323	551	1,580
Less: Income attributable to participating shares	339	79	1,087	240
Basic earnings	$34,219	$12,025	$16,872	$52,300

Diluted Earnings
Net income (loss)	$35,363	$12,427	$18,510	$54,120
Less: Income (loss) attributable to non-controlling interest	805	323	551	1,580
Less: Income attributable to participating shares	339	79	1,087	240
Diluted earnings	$34,219	$12,025	$16,872	$52,300

Number of Shares
Basic — Average shares outstanding	54,626,995	44,438,652	53,534,497	40,517,231
Effect of dilutive securities — Unvested participating shares	77,616	29,149	77,616	29,149
Diluted — Average shares outstanding	54,704,611	44,467,801	53,612,113	40,546,380

Earnings Per Share Attributable to RC Common Stockholders:
Basic	$0.63	$0.27	$0.32	$1.29
Diluted	$0.63	$0.27	$0.31	$1.29

Participating unvested RSUs were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Additionally, as of September 30, 2020, there are potential shares of common stock contingently issuable upon the conversion of the Convertible Notes in the future. The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash. Based on this assessment, the Company determined that it would be appropriate to apply a method similar to the treasury stock method, such that contingently issuable common stock is assessed quarterly along with our other potentially dilutive instruments. In order to compute the dilutive effect, the number of shares included in the denominator of diluted EPS is determined by dividing the “conversion spread value” of the share-settled portion (value above accreted value of face value and interest component) of the instrument by the share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the bond upon an assumed conversion. As of September 30, 2020, the conversion spread value is currently zero, since the closing price of our common stock does not exceed the conversion rate (strike price) and is “out-of-the-money”, resulting in no impact on diluted EPS.

Certain investors own OP units in our operating partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the operating partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company's equity is increased. At September 30, 2020 and December 31, 2019, the non-controlling interest OP unit holders owned 1,175,205 units and 1,117,169 OP units, respectively.

Note 23 – Offsetting assets and liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of September 30, 2020 and December 31, 2019 and for the periods then ended, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

For derivatives traded under an ISDA Master Agreement, the collateral requirements are listed under the Credit Support Annex, which is the sum of the mark to market for each derivative contract, the independent amount due to the derivative counterparty and any thresholds, if any. Collateral may be in the form of cash or any eligible securities, as defined in the respective ISDA agreements. Cash collateral pledged to and by the Company with the counterparty, if any, is reported separately in the unaudited interim consolidated balance sheets as restricted cash. All margin call amounts must be made before the notification time and must exceed a minimum transfer amount threshold before a transfer is required. All margin calls must be responded to and completed by the close of business on the same day of the margin call, unless otherwise specified. Any margin calls after the notification time must be completed by the next business day. Typically, the Company and its counterparties are not permitted to sell, rehypothecate or use the collateral posted. To the extent amounts due to the Company from its counterparties are not fully collateralized, the Company bears exposure and the risk of loss from a defaulting counterparty. The Company attempts to mitigate counterparty risk by establishing ISDA agreements with only high-grade counterparties that have the financial health to honor their obligations and diversification, entering into agreements with multiple counterparties.

In accordance with ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, the Company is required to disclose the impact of offsetting of assets and liabilities represented in the unaudited interim consolidated balance sheets to enable users of the unaudited interim consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities.  These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to offset, and (d) the Company’s right of offset is enforceable at law.  As of September 30, 2020 and December 31, 2019, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the unaudited interim consolidated balances sheets.

The following table provides disclosure regarding the effect of offsetting of the Company’s recognized assets and liabilities presented in the unaudited interim consolidated balance sheets:

				Gross amounts not offset in the Consolidated Balance Sheets(1)
(in thousands)	Gross amounts of recognized Assets / Liabilities	Gross amounts offset in the Consolidated Balance Sheets	Amounts presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received / Paid
September 30, 2020
Assets
Derivative instruments - Credit default swaps	$—	$—	$—	$—	$—
Derivative instruments - FX forwards	—	—	—	—	—
Total	$—	$—	$—	$—	$—
Liabilities
Derivative instruments - Interest rate swaps	$15,015	$7,738	$7,277	$—	$7,277
Derivative instruments - Credit default swaps	51	—	51	—	51
Derivative instruments - FX forwards	446	—	446	—	—
Secured borrowings	1,176,621	—	1,176,621	1,176,621	—
Total	$1,192,133	$7,738	$1,184,395	$1,176,621	$7,328
December 31, 2019
Assets
Derivative instruments - Interest rate swaps	$2,814	$—	$2,814	$—	$2,814
Total	$2,814	$—	$2,814	$—	$2,814
Liabilities
Derivative instruments - Interest rate swaps	$4,890	$—	$4,890	$—	$4,890
Derivative instruments - Credit default swaps	110	—	110	—	110
Derivative instruments - FX forwards	250	—	250	—	250
Secured borrowings	1,189,392	—	1,189,392	1,189,392	—
Total	$1,194,642	$—	$1,194,642	$1,189,392	$5,250

(1)	Amounts presented in these columns are limited in total to the net amount of assets or liabilities presented in the prior column by instrument. In certain cases, there is excess cash collateral or financial assets we have pledged to a counterparty that exceed the financial liabilities subject to a master netting repurchase arrangement or similar agreement. Additionally, in certain cases, counterparties may have pledged excess cash collateral to us that exceeds our corresponding financial assets. In each case, any of these excess amounts are excluded from the table although they are separately reported in our unaudited interim consolidated balance sheets as assets or liabilities, respectively.

(1)

Note 24 – Financial instruments with off-balance sheet risk, credit risk, and certain other risks

In the normal course of business, the Company enters into transactions in various financial instruments that expose us to various types of risk, both on and off balance sheet. Such risks are associated with financial instruments and markets in which the Company invests. These financial instruments expose us to varying degrees of market risk, credit risk, interest rate risk, liquidity risk, off-balance sheet risk and prepayment risk.

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

The Company is also subject to credit risk with respect to the counterparties to derivative contracts.  If a counterparty becomes bankrupt or otherwise fails to perform its obligation under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy, or other analogous proceeding.  In the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value.  If we are owed this fair market value in the termination of the derivative transaction and its claim is unsecured, we will be treated as a general creditor of such counterparty and will not have any claim with respect to the underlying security.  We may obtain only a limited recovery or may obtain no recovery in such circumstances.  In addition, the business failure of a counterparty with whom we enter a hedging transaction will most likely result in its default, which may result in the loss of potential future value and the loss of our hedge and force us to cover our commitments, if any, at the then current market price.

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

Unfunded loan commitments

As of September 30, 2020 and December 31, 2019, unfunded loan commitments for SBC and SBA loans were as follows:

	September 30,	December 31,
(In Thousands)	2020	2019
Loans, net	$287,978	$128,719
Loans, held for sale at fair value	$5,401	$6,982

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

Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. As of September 30, 2020 and December 31, 2019, total commitments to originate loans were as follows:

	September 30,	December 31,
(In Thousands)	2020	2019
Commitments to originate residential agency loans	$691,962	$190,806

Note 26 – Income Taxes

The Company is a REIT pursuant to Internal Revenue Code Section 856. Our qualification as a REIT depends on our ability to meet various requirements imposed by the Internal Revenue Code, which relate to our organizational structure, diversity of stock ownership and certain requirements with regard to the nature of our assets and the sources of our income. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four taxable years. As of September 30, 2020 and December 31, 2019, we are in compliance with all REIT requirements.

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

On March 27, 2020, President Trump signed into law the ‘Coronavirus Aid, Relief, and Economic Security Act’ (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, and technical corrections to tax depreciation methods for qualified improvement property. We continue to examine the impact the CARES Act may have on our business. As of September 30, 2020, we have recognized a benefit of $2.9 million due to changes in net operating loss carryback provisions which allow net operating losses from tax years beginning in 2018, 2019, or 2020 to be carried back for five years.

During the three months ended September 30, 2020 and 2019, we recorded an income tax expense of $6.6 million and an income tax benefit of $2.6 million, respectively. During the nine months ended September 30, 2020 and 2019, we recorded an income tax expense of $4.1 million and an income tax benefit of $8.6 million, respectively. The income tax expense for the above periods primarily related to activities of our taxable REIT subsidiaries, including the impact of our ability to carry back net operating losses to pre-tax reform years as a result of the CARES Act in the first quarter of 2020, and various state and local taxes. There were no material changes to uncertain tax positions or valuation allowance assessments during the quarter.

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

SBC originations

Through the SBC originations segment, the Company originates SBC loans secured by stabilized or transitional investor properties using multiple loan origination channels. Additionally, as part of this segment, we originate and service multi-family loans under the Freddie Mac program. This segment also reflects the impact of our SBC securitization activities.

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

Results of business segments and all other

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the three months ended September 30, 2020 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$14,532	$35,287	$9,037	$2,218	$—	$61,074
Interest expense	(11,011)	(23,342)	(6,414)	(2,157)	(899)	(43,823)
Net interest income before provision for loan losses	$3,521	$11,945	$2,623	$61	$(899)	$17,251
Provision for loan losses	4,824	117	(710)	—	—	4,231
Net interest income after provision for loan losses	$8,345	$12,062	$1,913	$61	$(899)	$21,482
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$75,524	$—	$75,524
Net realized gain on financial instruments	(2,244)	5,309	4,442	—	—	7,507
Net unrealized gain on financial instruments	2,295	3,459	2,353	(4,687)	—	3,420
Other income	1,609	688	2,170	30	(1)	4,496
Servicing income	139	610	3,055	6,311	—	10,115
Income on purchased future receivables, net of allowance for doubtful accounts	4,848	—	—	—	—	4,848
Income from unconsolidated joint ventures	1,996	—	—	—	—	1,996
Total non-interest income	$8,643	$10,066	$12,020	$77,178	$(1)	$107,906
Non-interest expense
Employee compensation and benefits	(3,192)	(4,046)	(4,378)	(15,118)	(878)	(27,612)
Allocated employee compensation and benefits from related party	(225)	—	—	—	(2,025)	(2,250)
Variable expenses on residential mortgage banking activities	—	—	—	(30,918)	—	(30,918)
Professional fees	(514)	(449)	(270)	(960)	(1,965)	(4,158)
Management fees – related party	—	—	—	—	(2,714)	(2,714)
Incentive fees – related party	—	—	—	—	(1,134)	(1,134)
Loan servicing expense	(1,528)	(2,394)	(106)	(4,206)	3	(8,231)
Merger related expenses	—	—	—	—	(6)	(6)
Other operating expenses	(3,095)	(2,450)	(1,590)	(2,618)	(695)	(10,448)
Total non-interest expense	$(8,554)	$(9,339)	$(6,344)	$(53,820)	$(9,414)	$(87,471)
Net income (loss) before provision for income taxes	$8,434	$12,789	$7,589	$23,419	$(10,314)	$41,917
Total assets	$1,131,321	$2,515,234	$806,856	$640,112	$223,987	$5,317,510

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the nine months ended September 30, 2020 are summarized in the below table.

			SBA Originations,	Residential
		SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$45,993	$112,052	$30,316	$5,465	$—	$193,826
Interest expense	(32,871)	(72,476)	(21,766)	(5,778)	(1,271)	(134,162)
Net interest income before provision for loan losses	$13,122	$39,576	$8,550	$(313)	$(1,271)	$59,664
Provision for loan losses	(2,865)	(23,890)	(7,729)	(500)	—	(34,984)
Net interest income after provision for loan losses	$10,257	$15,686	$821	$(813)	$(1,271)	$24,680
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$192,757	$—	$192,757
Net realized gain (loss) on financial instruments	(3,378)	15,190	10,306	—	—	22,118
Net unrealized gain (loss) on financial instruments	(8,148)	(3,748)	1,302	(33,168)	—	(43,762)
Servicing income	665	1,541	6,522	18,465	—	27,193
Income on purchased future receivables, net of allowance for doubtful accounts	13,917	—	—	—	—	13,917
Loss from unconsolidated joint ventures	(1,035)	—	—	—	—	(1,035)
Other income	5,364	3,410	31,139	136	114	40,163
Total non-interest income (loss)	$7,385	$16,393	$49,269	$178,190	$114	$251,351
Non-interest expense
Employee compensation and benefits	$(8,663)	$(11,445)	$(11,773)	$(39,702)	$(2,253)	$(73,836)
Allocated employee compensation and benefits from related party	(475)	—	—	—	(4,275)	(4,750)
Variable expenses on residential mortgage banking activities	—	—	—	(87,494)	—	(87,494)
Professional fees	(999)	(891)	(697)	(1,518)	(4,527)	(8,632)
Management fees – related party	—	—	—	—	(7,941)	(7,941)
Incentive fees – related party	—	—	—	—	(4,640)	(4,640)
Loan servicing expense	(4,387)	(5,685)	(688)	(13,325)	(37)	(24,122)
Merger related expenses	—	—	—	—	(63)	(63)
Other operating expenses	(13,402)	(10,336)	(9,679)	(6,376)	(2,134)	(41,927)
Total non-interest expense	$(27,926)	$(28,357)	$(22,837)	$(148,415)	$(25,870)	$(253,405)
Net income (loss) before provision for income taxes	$(10,284)	$3,722	$27,253	$28,962	$(27,027)	$22,626
Total assets	$1,131,321	$2,515,234	$806,856	$640,112	$223,987	$5,317,510

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the three months ended September 30, 2019 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$18,880	$32,354	$7,235	$1,254	$—	$59,723
Interest expense	(11,076)	(23,835)	(2,739)	(1,740)	—	(39,390)
Net interest income before provision for loan losses	$7,804	$8,519	$4,496	$(486)	$—	$20,333
Provision for loan losses	(94)	(33)	(566)	—	—	(693)
Net interest income after provision for loan losses	$7,710	$8,486	$3,930	$(486)	$—	$19,640
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$29,013	$—	$29,013
Net realized gain on financial instruments	(437)	5,065	2,749	—	—	7,377
Net unrealized gain (loss) on financial instruments	(206)	(865)	772	(7,582)	—	(7,881)
Other income	925	1,118	812	80	44	2,979
Servicing income	—	488	1,180	5,781	—	7,449
Income from unconsolidated joint ventures	1,047	—	—	—	—	1,047
Total non-interest income	$1,329	$5,806	$5,513	$27,292	$44	$39,984
Non-interest expense
Employee compensation and benefits	$(26)	$(1,420)	$(4,070)	$(7,091)	$(831)	$(13,438)
Allocated employee compensation and benefits from related party	(150)	—	—	—	(1,350)	(1,500)
Variable expenses on residential mortgage banking activities	—	—	—	(17,318)	—	(17,318)
Professional fees	(195)	(571)	(279)	(344)	(641)	(2,030)
Management fees – related party	—	—	—	—	(2,495)	(2,495)
Incentive fees – related party	—	—	—	—	—	—
Loan servicing (expense) income	(1,461)	(1,495)	(205)	(1,672)	(33)	(4,866)
Merger related expenses	—	—	—	—	(51)	(51)
Other operating expenses	(770)	(3,369)	(1,508)	(1,691)	(806)	(8,144)
Total non-interest expense	$(2,602)	$(6,855)	$(6,062)	$(28,116)	$(6,207)	$(49,842)
Net income (loss) before provision for income taxes	$6,437	$7,437	$3,381	$(1,310)	$(6,163)	$9,782
Total assets	$1,165,470	$2,266,076	$273,217	$327,162	$91,094	$4,123,019

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the nine months ended September 30, 2019 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$47,761	$91,182	$23,468	$3,099	$—	$165,510
Interest expense	(29,383)	(65,903)	(11,529)	(4,104)	—	(110,919)
Net interest income before provision for loan losses	$18,378	$25,279	$11,939	$(1,005)	$—	$54,591
Provision for loan losses	(771)	(342)	(1,446)	—	—	(2,559)
Net interest income after provision for loan losses	$17,607	$24,937	$10,493	$(1,005)	$—	$52,032
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$64,621	$—	$64,621
Net realized gain (loss) on financial instruments	(33)	10,232	10,715	—	—	20,914
Net unrealized gain (loss) on financial instruments	(886)	(131)	268	(21,050)	—	(21,799)
Servicing income	—	1,386	4,013	16,613	—	22,012
Income on unconsolidated joint ventures	6,059	—	—	—	—	6,059
Other income	1,950	3,565	865	182	109	6,671
Gain on bargain purchase	—	—	—	—	30,728	30,728
Total non-interest income	$7,090	$15,052	$15,861	$60,366	$30,837	$129,206
Non-interest expense
Employee compensation and benefits	$(53)	$(5,454)	$(12,262)	$(17,131)	$(2,495)	$(37,395)
Allocated employee compensation and benefits from related party	(360)	—	—	—	(3,243)	(3,603)
Variable expenses on residential mortgage banking activities	—	—	—	(39,995)	—	(39,995)
Professional fees	(412)	(1,185)	(635)	(809)	(2,404)	(5,445)
Management fees – related party	—	—	—	—	(6,987)	(6,987)
Loan servicing expense	(3,379)	(4,185)	(322)	(5,089)	(110)	(13,085)
Merger related expenses	—	—	—	—	(6,121)	(6,121)
Other operating expenses	(2,073)	(8,198)	(4,635)	(5,818)	(2,367)	(23,091)
Total non-interest expense	$(6,277)	$(19,022)	$(17,854)	$(68,842)	$(23,727)	$(135,722)
Net income (loss) before provision for income taxes	$18,420	$20,967	$8,500	$(9,481)	$7,110	$45,516
Total assets	$1,165,470	$2,266,076	$273,217	$327,162	$91,094	$4,123,019

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

In accordance with Regulation S-X section 10-01(b)-1, unconsolidated entities that meet certain significance tests are required to have supplemental disclosures included in our unaudited interim financial statements, including condensed financial information for the three and nine months ended September 30, 2020 and 2019.

Statements of Income	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
(In Thousands)	Girod HoldCo, LLC	WFLLA, LLC	Girod HoldCo, LLC	WFLLA, LLC
Interest income	$661	$330	$1,108	$553
Realized gains	(178)	(89)	364	182
Unrealized gains (losses)	1,117	557	2,074	1,035
Servicing expense and other	(711)	(355)	(1,224)	(615)
Income (loss) before provision for income taxes	$889	$443	$2,322	$1,155

Statements of Income	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
(In Thousands)	Girod HoldCo, LLC	WFLLA, LLC	Girod HoldCo, LLC	WFLLA, LLC
Interest income	$1,310	$654	$5,943	$2,966
Realized gains	(28)	(14)	995	497
Unrealized gains (losses)	(3,104)	(1,549)	18,442	9,203
Servicing expense and other	(3,141)	(1,567)	(3,581)	(1,792)
Income (loss) before provision for income taxes	$(4,963)	$(2,476)	$21,799	$10,874

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Income (loss) on unconsolidated joint ventures
WFLLA, LLC	$222	$578	$(1,238)	$5,437
Other unconsolidated joint ventures	1,774	469	203	622
Income (loss) on unconsolidated joint ventures	$1,996	$1,047	$(1,035)	$6,059

During the three months ended September 30, 2020 and 2019, the Company recorded $2.0 million and $1.0 million of income, respectively, which is based on our proportional ownership interest in the entities above. During the nine months ended September 30, 2020 and 2019, the Company recorded a loss of $1.0 million and $6.1 million of income, respectively. These amounts are reflected in Income on unconsolidated joint ventures within the interim unaudited statement of income.

Note 29 – Subsequent events

The Company has evaluated subsequent events through the issuance date of the financial statements and determined that no additional disclosure is necessary.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

      Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in five main sections:

●	Overview
●	Results of Operations
●	Liquidity and Capital Resources
●	Off-Balance Sheet Arrangements and Contractual Obligations
●	Critical Accounting Policies and Estimates

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

OVERVIEW

Our Business

We are a multi-strategy real estate finance company that originates, acquires, finances, and services SBC loans, SBA loans, residential mortgage loans, and to a lesser extent, MBS collateralized primarily by SBC loans, or other real estate-related investments. Our loans generally range in original principal amounts up to $35 million and are used by businesses to purchase real estate used in their operations or by investors seeking to acquire small multi-family, office, retail, mixed use or warehouse properties. Our originations and acquisition platforms consist of the following four operating segments:

●	Acquisitions. We acquire performing and non-performing SBC loans as part of our business strategy. We hold performing SBC loans to term, and we seek to maximize the value of the non-performing SBC loans acquired by us through borrower-based resolution strategies. We typically acquire non-performing loans at a discount to their unpaid principal balance (“UPB”) when we believe that resolution of the loans will provide attractive risk-adjusted returns. We also acquire purchased future receivables through our Knight Capital platform.

●	SBC Originations. We originate SBC loans secured by stabilized or transitional investor properties using multiple loan origination channels through our wholly-owned subsidiary, ReadyCap Commercial, LLC (“ReadyCap Commercial”). These originated loans are generally held-for-investment or placed into securitization structures. Additionally, as part of this segment, we originate and service multi-family loans

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

For additional information on our business, refer to Part I, Item 1, Business of our 2019 Annual Report on Form 10-K.

Factors Impacting Operating Results

We expect that our results of operations will be affected by a number of factors and will primarily depend on, among other things, the level of the interest income from our assets, the market value of our assets and the supply of, and demand for, SBC and SBA loans, residential loans, MBS and other assets we may acquire in the future and the financing and other costs associated with our business. Our net investment income, which includes the amortization of purchase premiums and accretion of purchase discounts, varies primarily as a result of changes in market interest rates, the rate at which our distressed assets are liquidated and the prepayment speed of our performing assets. Interest rates and prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by conditions in the financial markets, credit losses in excess of initial estimates or unanticipated credit events experienced by borrowers whose loans are held directly by us or are included in our MBS. Our operating results may also be impacted by difficult market conditions as well as inflation, energy costs, geopolitical issues, health epidemics and outbreaks of contagious diseases, such as the outbreak of COVID-19, unemployment and the availability and cost of credit. Our operating results will also be impacted by our available borrowing capacity.

Changes in Market Interest Rates

We own and expect to acquire or originate fixed rate mortgages (“FRMs”), and ARMs, with maturities ranging from five to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in five to ten years. ARM loans generally have a fixed interest rate for a period of five, seven or ten years and then an adjustable interest rate equal to the sum of an index rate, such as the LIBOR, plus a margin, while FRM loans bear interest that is fixed for the term of the loan. As of September 30, 2020, approximately 59% of the loans in our portfolio were ARMs, and 41% were FRMs, based on UPB. We utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with our ARMs.

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

Current market conditions

The outbreak of the COVID-19 pandemic around the globe continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The impact of the outbreak has been rapidly evolving, with several countries taking drastic measures to limit the spread of the virus by instituting quarantines or lockdowns and imposing travel restrictions. While some of these restrictions have been relaxed or phased out, many of these or similar restrictions remain in place, continue to be implemented or additional restrictions are being considered. Such actions are creating significant disruptions to global supply chains and adversely impacting several industries, including but not limited to airlines, hospitality, retail, and the broader real estate industry.

The major disruption caused by COVID-19 significantly reduced economic activity in most of the United States resulting in a significant increase in unemployment claims. COVID-19 has had a continued and prolonged adverse impact on economic and market conditions and has had a period of global economic slowdown which could have a material adverse effect on the Company’s results and financial condition.

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

The following table sets forth certain information on our operating results:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
(in thousands, except share data)	2020	2019	2020	2019
Net Income	$35,363	$12,427	$18,510	$54,120
Earnings per common share - basic	$0.63	$0.27	$0.32	$1.29
Earnings per common share - diluted	$0.63	$0.27	$0.31	$1.29
Core Earnings	$32,126	$18,249	$72,574	$46,297
Core Earnings per common share - basic and diluted	$0.57	$0.40	$1.30	$1.10
Dividends declared per common share	$0.30	$0.40	$0.95	$1.20
Dividend yield(1)	10.7%	10.1%	10.7%	10.1%
Book value per common share	$14.86	$16.20	$14.86	$16.20
Adjusted net book value per common share(2)	$14.84	$16.16	$14.84	$16.16
(1) Based on the closing share price on September 30, 2020 and 2019, respectively.
(2) Excludes the equity component of our 2017 convertible note issuance.

The following table sets forth certain information on our investment portfolio activity (based on fully committed amounts):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Loan originations
SBC loan originations	$122,487	$465,374	$750,164	$1,176,942
SBA loan originations	82,912	48,244	149,283	146,021
Residential agency mortgage loan originations	1,184,237	656,791	3,066,711	1,519,377
Total loan originations	$1,389,636	$1,170,409	$3,966,158	$2,842,340
Total loan acquisitions	$20,989	$77,900	$72,483	$568,784
Total loan investment activity	$1,410,625	$1,248,309	$4,038,641	$3,411,124

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

Return Information

The following tables present certain information related to our SBC and SBA loan portfolio as of September 30, 2020 and per share information for the three months ended September 30, 2020, which includes core earnings per share or return information. Core earnings is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in our 2019 Annual report on Form 10-K.

FINANCIAL SNAPSHOT ($ in thousands, except per share data)

Investment Type	Average Carrying Value[1]	Gross Yield[2]	Average Debt Balance	Debt Cost [3]	Levered Yield
Loan Acquisitions	$ 1,006,396	6.3%	$ 769,091	4.0%	13.7%
SBC Originations	$ 2,526,744	6.1%	$ 1,952,409	3.8%	14.0%
SBA Originations, Acquisitions, & Servicing	$ 335,256	15.3%	$ 262,969	3.3%	59.0%
Total	**$ 3,868,396**	**7.0%**	**$ 2,984,469**	**3.8%**	**17.6%**

Book Equity Value Metrics		
Common Stockholders' equity	$	805,270
Common Stockholders' equity (adjusted)[5]	$	804,113
Total Common Shares outstanding		54,175,648
Net Book Value per Common Share	$	14.86
Adjusted Net Book Value per Common Share	$	14.84

Loan Portfolio Metrics [4]	
% Fixed vs Floating Rate	41.1% / 58.9%
% Originated vs Acquired	68.8% / 31.2%
Weighted Average LTV - SBC	62%
Weighted Average LTV - SBA	85%
Weighted Average LTV - Acquired	37%

Q3 2020 Earnings Data Metrics		
Net income (loss) | Core earnings	$ 35,363 |	$ 32,126
Earnings per share - Basic and diluted	$	0.63
Core Earnings per Common Share	$	0.57
Return on Equity per Common Share		17.3%
Core Return on Equity per Common Share		15.7%
Dividend Yield		10.7%

Servicing Portfolio Metrics		
SBA servicing rights - UPB	$	598,400
SBA servicing rights- carrying value	$	17,540
Freddie Mac servicing rights - UPB	$	1,458,517
Freddie Mac servicing rights - carrying value	$	18,121
Residential servicing rights - UPB	$	9,073,839
Residential servicing rights - carrying value	$	74,384

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
3) The Company finances the assets included in the Investment Type through securitizations, repurchase agreements, warehouse facilities and bank credit facilities. Interest expense is calculated based on interest expense and deferred financing amortization for the quarter ended 9/30/2020 on an annualized basis.
4) Excludes loans, held for sale, at fair value
5) Excludes the equity component of our 2017 convertible note issuance.

READY CAPITAL.

18

The following table provides a detailed breakdown of our calculation of return on equity and core return on equity for the three months ended September 30, 2020. Core return on equity is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in our 2019 Annual report on Form 10-K.

Return on Equity

Segment	Levered Yield [1]	Core Levered Yield [1]	Equity Allocation
Loan Acquisitions	13.7 %	13.7 %	25.2 %
SBC Originations	14.0 %	14.0 %	60.9 %
SBA Originations, Acquisitions, & Servicing	59.0 %	59.0 %	7.7 %
Residential Mortgage Banking [3]	119.7 %	151.6 %	6.2 %

	GAAP ROE [2]		Core ROE [2]	
	Q3'20	Q2'20	Q3'20	Q2'20
Segment total	24.0 %	20.7 %	26.0 %	26.0 %
Corporate leverage, net of non-earning assets	(1.0)	(1.5)	(0.6)	(0.8)
Gross return on equity	**23.0 %**	**19.2 %**	**25.4 %**	**25.2 %**
Realized & unrealized gains, net	3.5	(0.1)	3.5	(0.2)
Loan loss provision	2.1	0.3	(1.5)	(2.2)
PPP revenue, net of direct expenses	1.3	11.6	1.3	11.6
Non-recurring gains, losses and expenses	0.1	(0.1)	-	-
Operating expenses	(10.5)	(9.2)	(10.0)	(8.7)
Investment advisory fees	(1.9)	(3.1)	(1.9)	(3.1)
Provision for income taxes	(0.3)	(1.2)	(1.1)	(2.9)
Return on equity	**17.3 %**	**17.4 %**	**15.7 %**	**19.7 %**

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

READY CAPITAL.

Portfolio Metrics

SBC Originations

The following table includes certain portfolio metrics related to our SBC originations segment:

SBC ORIGINATIONS - SEGMENT SNAPSHOT

Portfolio Metrics (Balance Sheet)	Q3 2019	Q4 2019	Q1 2020	Q2 2020	Q3 2020
Number of loans	501	537	593	568	552
Unpaid Principal Balance (1)	$ 2,064	$ 2,298	$ 2,581	$ 2,479	$ 2,338
Carrying Value (1)	$ 2,070	$ 2,300	$ 2,580	$ 2,478	$ 2,308
Weighted Average LTV	65%	61%	64%	64%	62%
Weighted Average Coupon	5.8%	6.2%	5.4%	5.5%	5.6%
Weighted Average Maturity	5 years	5 years	5 years	4 years	4 years
Weighted Average Principal Balance (1)	$ 4.1	$ 4.3	$ 4.4	$ 4.4	$ 4.2
Percentage of loans fixed / floating	55% / 45%	53% / 47%	58% / 42%	48% / 52%	48% / 52%
Percentage of fixed, match funded (2)	68.3%	84.9%	80.9%	80.9%	83.0%
Percentage of loans 60+ days delinquent (4)	0.9%	1.1%	1.3%	2.9%	3.4%

CURRENT QUARTER HIGHLIGHTS

- Freddie Mac loan originations of $105.6 million[3] driven by continued low rates averaging 3.6%
  - Current money up pipeline of $128.6 million
- Successful relaunch of CRE originations, with $16.9 million closed in the quarter
  - Current money up pipeline of $120.3 million
- CRE originations of $49.7 million in October

GROSS LEVERED YIELD

20.0%
15.0%
10.0%
5.0%
0.0%
2.8%
9.4%
1.9%
10.1%
2.0%
10.5%
3.9%
12.8%
2.5%
11.5%
Q3 '19
Q4 '19
Q1 '20
Q2 '20
Q3 '20
Gross Levered Yield (ex. Gains)(5)
Gains on Loans, held for sale(6)

1) $ in millions, as of quarter end.
2) Represents fixed rate loans that have been securitized.
3) Represents fully committed amounts.
4) Calculated on unpaid principal balance

5) Includes interest income, accretion of discount, and servicing income net of interest expense and amortization of deferred financing costs.
6) Includes realized and unrealized gains (losses) on loans held for sale and MSR creation.

READY CAPITAL.

SBA Originations, Acquisitions, and Servicing

The following table includes certain portfolio metrics related to our SBA originations, acquisitions and servicing segment:

SBA Originations, Acquisitions, & Servicing - Segment Snapshot

Portfolio Metrics (Balance Sheet)	Q3 2019	Q4 2019[2]	Q1 2020[2]	Q2 2020[2]	Q3 2020[2]
Number of loans	1,875	1,880	1,813	1,804	1,836
Unpaid Principal Balance [1]	$ 278	$ 804	$ 701	$ 678	$ 701
Carrying Value [1]	$ 240	$ 770	$ 664	$ 641	$ 668
Weighted Average LTV	88%	83%	84%	83%	85%
Weighted Average Coupon	7.4%	6.9%	6.7%	5.2%	5.5%
Weighted Average Maturity	16 years	15 years	17 years	17 years	16 years
Weighted Average Principal Balance [1]	$ 0.1	$ 0.4	$ 0.4	$ 0.4	$ 0.4
Percentage of loans fixed / floating	0.9% / 99.1%	3.3% / 96.7%	0.3% / 99.7%	0.3% / 99.7%	0.7% / 99.3%
Percentage of loans 60+ days delinquent [3]	5.6%	4.7%	5.7%	5.4%	4.2%

Current Quarter Highlights

- Record demand for SBA 7(a) loans resulted in record originations of $82.9 million
- SBA net sales premiums peaking at 15.0% and averaging 12.0%
- Launch of SBA Small Loan program
- Total SBA originations of $14.7 million in October and current money up pipeline of $130.8 million

Gross Levered Yield

70.0%
60.0%
50.0%
40.0%
30.0%
20.0%
10.0%
0.0%
16.7%
22.2%
23.0%
27.6%
18.6%
25.1%
12.8%
26.9%
37.6%
21.4%
Q3 '19
Q4 '19
Q1 '20
Q2 '20
Q3 '20
Gross Levered Yield (ex. Gains)[4]
Gains on Loans, held for sale[5]

1) $ in millions, as of quarter end.
2) Reflects an increase in balances as a result of the Q4 2019 securitization and effects of the guaranteed loan financing gross up.
3) Calculated on unpaid principal balance and excludes assets offset by guaranteed loan financing liabilities
4) Includes interest income, accretion of discount, and servicing income net of interest expense and amortization of deferred financing costs.
5) Includes realized and unrealized gains (losses) on loans held for sale and MSR creation.

READY CAPITAL.

Acquired Portfolio

The following table includes certain portfolio metrics related to our acquisitions segment:

Loan Acquisitions - Segment Snapshot

Portfolio Metrics[1] (Balance Sheet)	Q3 2019	Q4 2019	Q1 2020	Q2 2020	Q3 2020
Number of loans	2,363	2,231	2,212	2,126	2,065
Unpaid Principal Balance [2]	$ 1,068	$ 1,048	$ 1,073	$ 1,010	$ 1,003
Carrying Value [2]	$ 1,056	$ 1,039	$ 1,066	$ 1,002	$ 985
Weighted Average LTV	42%	43%	40%	38%	37%
Weighted Average Coupon	6.3%	6.1%	6.1%	6.0%	6.0%
Weighted Average Maturity	10 years	9 years	9 years	9 years	8 years
Weighted Average Principal Balance [2]	$ 0.5	$ 0.5	$ 0.5	$ 0.5	$ 0.5
Percentage of loans fixed / floating	47% / 53%	45% / 55%	49% / 51%	49% / 51%	51% / 49%
Percentage of fixed, match funded [3]	44.6%	52.3%	43.3%	74.5%	74.7%
Percentage of loans 60+ days delinquent [4]	2.3%	2.3%	4.6%	6.6%	6.1%

Current Quarter Highlights

- Continued acquisition flow from CMBS collapse arrangements
- Increased opportunities emerging post year end with $242.1 million in pipeline
- CRE acquisitions of $58.4 million in October

Gross Levered Yield

30.0%
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
1.6%
12.5%
0.5%
12.1%
0.0%
7.3%
0.9%
13.7%
1.2%
12.5%
Q3 '19
Q4 '19
Q1 '20
Q2 '20
Q3 '20
Gross Levered Yield (ex. Gains)
Income on joint venture investments

READY CAPITAL.

1) Excludes joint venture investments.
2) $ in millions, as of quarter end.
3) Represents fixed rate loans that have been securitized.
4) Calculated on unpaid principal balance

Residential Mortgage Banking

The following table includes certain portfolio metrics related to our residential mortgage banking segment:

Residential Mortgage Banking – Segment Snapshot

	Portfolio Metrics (quarterly activity)	Q3 2019	Q4 2019	Q1 2020	Q2 2020	Q3 2020
Originations	Unpaid principal balance [1]	$ 656.8	$ 586.3	$ 691.3	$ 1,192.9	$ 1,184.9
	% of Originations - Purchased	60.5%	54.7%	51.2%	37.4%	44.3%
	% of Originations - Refinanced	39.5%	45.3%	48.8%	62.6%	55.7%
	Channel - % Correspondent	33.6%	37.9%	34.4%	32.6%	38.0%
	Channel - % Retail	50.9%	46.8%	50.3%	49.9%	45.9%
	Channel - % Wholesale	15.5%	15.3%	15.3%	17.5%	16.1%
Sales	Unpaid principal balance [1]	$ 631.9	$ 601.6	$ 643.9	$ 1,150.6	$ 1,172.9
	% of UPB - Fannie/ Freddie securitizations	69.7%	66.6%	72.4%	78.8%	77.8%
	% of UPB - Ginnie Mae securitizations	25.1%	26.8%	17.3%	20.2%	22.2%
	% of UPB - Other investors	5.2%	6.6%	10.3%	1.0%	0.0%

Current Quarter Highlights

- Elevated originations of $1.2 billion driven by rate environment
- Recapture rates of 33%
- Average margin in excess of 300bps for the quarter

MSR Portfolio (UPB in $ Billions)

$9.0
$8.8
$8.5
$8.3
$8.0
$7.8
$7.5
$8.0
$8.2
$8.3
$8.7
$9.1

	Q3' 19	Q4' 19	Q1' 20	Q2' 20	Q3' 20
Fair Value ($ mm)	$ 84.6	$ 91.2	$ 78.6	$ 73.6	$ 74.4

READY CAPITAL.

1) $ in millions. Represents activity during the quarter.

Changes in Financial Condition

The following table compares our consolidated balance sheets as of September 30, 2020 and June 30, 2020 (amounts in thousands):

	September 30,	June 30,	$ Change	% Change
(In Thousands)	2020	2020	Q3'20 vs. Q2'20	Q3'20 vs. Q2'20
Assets
Cash and cash equivalents	$149,847	$257,017	$(107,170)	(41.7)%
Restricted cash	46,204	91,539	(45,335)	(49.5)
Loans, net (including $119,965 and $124,298 held at fair value)	1,393,139	1,432,807	(39,668)	(2.8)
Loans, held for sale, at fair value	348,719	297,669	51,050	17.1
Mortgage backed securities, at fair value	90,427	75,411	15,016	19.9
Loans eligible for repurchase from Ginnie Mae	237,542	186,197	51,345	27.6
Investment in unconsolidated joint ventures	69,204	53,939	15,265	28.3
Purchased future receivables, net	16,659	27,190	(10,531)	(38.7)
Derivative instruments	20,849	19,037	1,812	9.5
Servicing rights (including $74,384 and $73,645 held at fair value)	110,045	107,761	2,284	2.1
Real estate, held for sale	45,063	47,009	(1,946)	(4.1)
Other assets	98,614	103,701	(5,087)	(4.9)
Assets of consolidated VIEs	2,691,198	2,761,655	(70,457)	(2.6)
Total Assets	$5,317,510	$5,460,932	$(143,422)	(2.6)%
Liabilities
Secured borrowings	$1,176,621	$1,253,895	$(77,274)	(6.2)%
Securitized debt obligations of consolidated VIEs, net	2,059,114	2,140,009	(80,895)	(3.8)
Convertible notes, net	111,855	111,581	274	0.2
Senior secured notes, net	179,572	179,481	91	0.1
Corporate debt, net	150,658	150,387	271	0.2
Guaranteed loan financing	421,183	436,532	(15,349)	(3.5)
Liabilities for loans eligible for repurchase from Ginnie Mae	237,542	186,197	51,345	27.6
Derivative instruments	7,774	9,106	(1,332)	(14.6)
Dividends payable	16,934	14,524	2,410	16.6
Accounts payable and other accrued liabilities	132,087	166,174	(34,087)	(20.5)
Total Liabilities	$4,493,340	$4,647,886	$(154,546)	(3.3)%
Stockholders’ Equity
Common stock	$5	$5	$—	0.0%
Additional paid-in capital	846,960	854,222	(7,262)	(0.9)
Retained earnings (deficit)	(31,779)	(49,755)	17,976	(36.1)
Accumulated other comprehensive (loss)	(9,916)	(9,876)	(40)	0.4
Total Ready Capital Corporation equity	805,270	794,596	10,674	1.3%
Non-controlling interests	18,900	18,450	450	2.4
Total Stockholders’ Equity	$824,170	$813,046	$11,124	1.4%
Total Liabilities and Stockholders’ Equity	$5,317,510	$5,460,932	$(143,422)	(2.6)%

Comparison of balances at September 30, 2020 to June 30, 2020

Assets

Cash and cash equivalents decreased $107.2 million, primarily due to a share repurchase of $9.3 million, net reductions of secured borrowings of $77.3 million, purchase of loans, held-for-investment of $67.8 million, and investments in unconsolidated joint ventures of $14.6 million.

Assets of consolidated VIEs decreased by $70.5 million due to paydowns on securitized loans.

Liabilities

Secured borrowings associated with our repurchase agreements and credit facilities decreased by $77.3 million due to loan sales and paydowns.

Securitized debt obligations of consolidated VIEs, net decreased by $80.9 million, as a result of paydowns of securitized loans.

Accounts payable and other accrued liabilities decreased by $34.1 million, primarily due to payment of servicing payables related to PPP loan originations in the third quarter of 2020.

Equity

Total equity attributable to our company increased by $11.1 million, primarily the result of net income, attributable to net interest income, servicing income, gains on loan sales, and recovery of loan reserves.

Selected Balance Sheet Information by Business Segment and Corporate - Other

The following table presents certain selected balance sheet information by each of our four business segments, with the remaining amounts reflected in Corporate –Other, as of September 30, 2020:

(in thousands)	Acquisitions	SBC Originations	SBA Originations, Acquisitions and Servicing	Residential Mortgage Banking	Total
Assets
Loans, net (1)(2)	$949,728	$2,366,167	$743,114	$5,235	$4,064,244
Loans, held for sale, at fair value	510	20,486	39,764	287,959	348,719
Mortgage backed securities, at fair value	22,842	67,585	—	—	90,427
Servicing rights	—	18,121	17,540	74,384	110,045
Investment in unconsolidated joint ventures	69,204	—	—	—	69,204
Purchased future receivables, net	16,659	—	—	—	16,659
Real estate, held for sale (1)	45,063	8,422	—	—	53,485

Liabilities
Secured borrowings	$226,545	$482,665	$159,467	$307,944	$1,176,621
Securitized debt obligations of consolidated VIEs	552,998	1,399,224	106,892	—	2,059,114
Guaranteed loan financing	—	—	421,183	—	421,183
Senior secured notes, net	42,609	129,919	7,045	—	179,572
Corporate debt, net	75,189	75,469	—	—	150,658
Convertible notes, net	55,125	51,132	5,598	—	111,855
(1) Includes assets of consolidated VIEs (2) Excludes allowance for loan losses.

Results of Operations

The following table compares our summarized results of operations for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Interest income
Loan acquisitions	$14,532	$18,880	$(4,348)	$45,993	$47,761	$(1,768)
SBC originations	35,287	32,354	2,933	112,052	91,182	20,870
SBA originations, acquisitions and servicing	9,037	7,235	1,802	30,316	23,468	6,848
Residential mortgage banking	2,218	1,254	964	5,465	3,099	2,366
Total interest income	$61,074	$59,723	$1,351	$193,826	$165,510	$28,316
Interest expense
Loan acquisitions	$(11,011)	$(11,076)	$65	$(32,871)	$(29,383)	$(3,488)
SBC originations	(23,342)	(23,835)	493	(72,476)	(65,903)	(6,573)
SBA originations, acquisitions and servicing	(6,414)	(2,739)	(3,675)	(21,766)	(11,529)	(10,237)
Residential mortgage banking	(2,157)	(1,740)	(417)	(5,778)	(4,104)	(1,674)
Corporate - other	(899)	-	(899)	(1,271)	-	(1,271)
Total interest expense	$(43,823)	$(39,390)	$(4,433)	$(134,162)	$(110,919)	$(23,243)
Net interest income before provision for loan losses	$17,251	$20,333	$(3,082)	$59,664	$54,591	$5,073
Loan acquisitions	$4,824	$(94)	$4,918	$(2,865)	$(771)	$(2,094)
SBC originations	117	(33)	150	(23,890)	(342)	(23,548)
SBA originations, acquisitions and servicing	(710)	(566)	(144)	(7,729)	(1,446)	(6,283)
Residential mortgage banking	-	—	-	(500)	—	(500)
Provision for loan losses	$4,231	$(693)	4,924	(34,984)	(2,559)	(32,425)
Net interest income after provision for loan losses	$21,482	$19,640	$1,842	$24,680	$52,032	$(27,352)
Non-interest income
Loan acquisitions	$8,643	$1,329	$7,314	$7,385	$7,090	$295
SBC originations	10,066	5,806	4,260	16,393	15,052	1,341
SBA originations, acquisitions and servicing	12,020	5,513	6,507	49,269	15,861	33,408
Residential mortgage banking	77,178	27,292	49,886	178,190	60,366	117,824
Corporate - other	(1)	44	(45)	114	30,837	(30,723)
Total non-interest income	$107,906	$39,984	$67,922	$251,351	$129,206	$122,145
Non-interest expense
Loan acquisitions	$(8,554)	$(2,602)	$(5,952)	$(27,926)	$(6,277)	$(21,649)
SBC originations	(9,339)	(6,855)	(2,484)	(28,357)	(19,022)	(9,335)
SBA originations, acquisitions and servicing	(6,344)	(6,062)	(282)	(22,837)	(17,854)	(4,983)
Residential mortgage banking	(53,820)	(28,116)	(25,704)	(148,415)	(68,842)	(79,573)
Corporate - other	(9,414)	(6,207)	(3,207)	(25,870)	(23,727)	(2,143)
Total non-interest expense	$(87,471)	$(49,842)	$(37,629)	$(253,405)	$(135,722)	$(117,683)
Net income (loss) before provision for income taxes
Loan acquisitions	$8,434	$6,437	$1,997	$(10,284)	$18,420	$(28,704)
SBC originations	12,789	7,437	5,352	3,722	20,967	(17,245)
SBA originations, acquisitions and servicing	7,589	3,381	4,208	27,253	8,500	18,753
Residential mortgage banking	23,419	(1,310)	24,729	28,962	(9,481)	38,443
Corporate - other	(10,314)	(6,163)	(4,151)	(27,027)	7,110	(34,137)
Total net income (loss) before provision for income taxes	$41,917	$9,782	$32,135	$22,626	$45,516	$(22,890)

Results of Operations – Supplemental Information

Realized and unrealized gains (losses) on financial instruments are recorded in the consolidated statements of income and classified based on the nature of the underlying asset or liability.

The following table presents the components of realized and unrealized gains (losses) on financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Realized gains (losses) on financial instruments
Realized gains on loans - Freddie Mac	$1,518	$1,954	$5,517	$3,817
Creation of mortgage servicing rights - Freddie Mac	2,107	1,798	7,094	3,745
Realized gains on loans - SBA	3,448	2,098	7,937	8,148
Creation of mortgage servicing rights - SBA	993	600	2,328	2,481
Realized gain (loss) on derivatives, at fair value	(1,996)	132	(2,700)	1,048
Realized gain (loss) on mortgage backed securities, at fair value	471	1,112	2,060	2,349
Net realized gains (losses) - all other	966	(317)	(118)	(674)
Net realized gain on financial instruments	$7,507	$7,377	$22,118	$20,914
Unrealized gains (losses) on financial instruments
Unrealized gain (loss) on loans - Freddie Mac	$(40)	$(64)	$(18)	$234
Unrealized gain (loss) on loans - SBA	2,353	772	1,302	267
Unrealized gain (loss) on residential mortgage servicing rights, at fair value	(4,688)	(7,582)	(33,168)	(21,050)
Unrealized gain (loss) on derivatives, at fair value	648	(701)	(4,415)	(2,827)
Unrealized gain (loss) on mortgage backed securities, at fair value	3,708	(245)	(8,314)	1,466
Net unrealized gains (losses) - all other	1,439	(61)	851	111
Net unrealized gain (loss) on financial instruments	$3,420	$(7,881)	$(43,762)	$(21,799)

Acquisition Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2020	2019	$ Change	2020	2019	$ Change
Interest income	$14,532	$18,880	$(4,348)	$45,993	$47,761	$(1,768)
Interest expense	(11,011)	(11,076)	65	(32,871)	(29,383)	(3,488)
Net interest income before provision for loan losses	$3,521	$7,804	$(4,283)	$13,122	$18,378	$(5,256)
Provision for loan losses	4,824	(94)	4,918	(2,865)	(771)	(2,094)
Net interest income after provision for loan losses	$8,345	$7,710	$635	$10,257	$17,607	$(7,350)
Non-interest income	8,643	1,329	7,314	7,385	7,090	295
Non-interest expense	(8,554)	(2,602)	(5,952)	(27,926)	(6,277)	(21,649)
Total non-interest income (expense)	$89	$(1,273)	$1,362	$(20,541)	$813	$(21,354)
Net income (loss) before provision for income taxes	$8,434	$6,437	$1,997	$(10,284)	$18,420	$(28,704)

Interest income

Interest income of $14.5 million for the quarter ended September 30, 2020 in our acquisitions segment represented a decrease of $4.3 million from the prior year quarter, primarily driven by a decrease in loan acquisition activity and loan payoffs. As of September 30, 2020, the carrying value of the acquired loan portfolio was $995.4 million, compared to $1.1 billion as of September 30, 2019.

Interest income of $46.0 million in the nine months ended September 30, 2020 in our acquisitions segment represented a decrease of $1.8 million from the prior period, primarily driven by a decrease in loan acquisition activity in 2020 and loan payoffs.

Interest expense

Interest expense of $11.0 million for the quarter ended September 30, 2020 in our acquisitions segment was relatively unchanged from the prior year quarter.

Interest expense of $32.9 million in the nine months ended September 30, 2020 in our acquisitions segment represented an increase of $3.5 million from the prior year period, primarily reflecting an increase in borrowing activities under our shorter-term secured borrowings and securitized debt obligations.

Provision for (Recoveries of) loan losses

Recoveries of loan losses of $4.8 million for the quarter ended September 30, 2020 in our acquisitions segment represented an increase of $4.9 million from the prior year quarter. The increase in the recovery for loan losses during the quarter ended September 30, 2020 was primarily the result of the stabilized assumptions and lower weighted average maturity of the portfolio since the first and second quarters of 2020.

Provision for loan losses of $2.9 million for the nine months ended September 30, 2020 in our acquisitions segment represented an increase of $2.1 million from the prior year period. The increase in the provision for loan losses during the nine months ended September 30, 2020 was primarily the result of the implementation of the CECL impairment standard, which resulted in an increase in loan loss reserves across all product types upon implementation in 2020 as well as the adverse change in the economic outlook due to the COVID-19 pandemic.

Non-interest income (loss)

Non-interest income of $8.6 million for the quarter ended September 30, 2020 in our acquisitions segment represented an increase of $7.3 million from the prior year quarter, primarily driven by a $3.8 million increase in income on purchased future receivables at Knight Capital.

Non-interest income of $7.4 million for the nine months ended September 30, 2020 in our acquisitions segment was relatively unchanged from the prior year period.

Non-interest expense

Non-interest expense of $8.6 million for the quarter ended September 30, 2020 in our acquisitions segment represented an increase of $6.0 million from the prior year quarter ended September 30, 2019, primarily reflecting an increase in employee compensation and benefits of $3.2 million and an increase in general operating expenses of $1.7 million, due to operating expenses incurred at Knight Capital.

Non-interest expense of $27.9 million for the nine months ended September 30, 2020 in our acquisitions segment represented an increase of $21.6 million from the prior year period ended September 30, 2019, primarily reflecting an increase in employee compensation and benefits of $8.6 million at Knight Capital, REO impairment of $3.0 million, an increase in general operating expenses of $5.5 million and an increase in loan servicing expense of $1.0 million.

SBC Originations Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2020	2019	$ Change	2020	2019	$ Change
Interest income	$35,287	$32,354	$2,933	$112,052	$91,182	$20,870
Interest expense	(23,342)	(23,835)	493	(72,476)	(65,903)	(6,573)
Net interest income before provision for loan losses	$11,945	$8,519	$3,426	$39,576	$25,279	$14,297
Recoveries of (provision for) loan losses	117	(33)	150	(23,890)	(342)	(23,548)
Net interest income after provision for loan losses	$12,062	$8,486	$3,576	$15,686	$24,937	$(9,251)
Non-interest income (loss)	10,066	5,806	4,260	16,393	15,052	1,341
Non-interest expense	(9,339)	(6,855)	(2,484)	(28,357)	(19,022)	(9,335)
Total non-interest income (expense)	$727	$(1,049)	$1,776	$(11,964)	$(3,970)	$(7,994)
Net income (loss) before provision for income taxes	$12,789	$7,437	$5,352	$3,722	$20,967	$(17,245)

Interest income

Interest income of $35.3 million for the quarter ended September 30, 2020 in our SBC originations segment represented an increase of $2.9 million from the prior year quarter primarily reflecting an increase in SBC loan originations, resulting in higher average loan balances. Originated SBC loans contributed $13.4 million in interest income during the quarter ended September 30, 2020, representing a $2.6 million increase from the quarter ended September 30, 2019. Originated transitional loans contributed $21.4 million in interest income during the quarter ended September 30, 2020, representing a $1.2 million increase from the quarter ended September 30, 2019.

Interest income of $112.1 million for the nine months ended September 30, 2020 in our SBC originations segment represented an increase of $20.9 million from the prior year period primarily reflecting an increase in SBC loan originations, resulting in higher average loan balances. Originated SBC loans contributed $44.2 million in interest income during the nine months ended September 30, 2020, representing an $8.4 million increase from the nine months ended September 30, 2019. Originated transitional loans contributed $66.0 million in interest income during the nine months ended September 30, 2020, representing a $14.6 million increase from the nine months ended September 30, 2019.

Interest expense

Interest expense of $23.3 million in our SBC originations segment was relatively unchanged from the prior year quarter ended September 30, 2019.

Interest expense of $72.5 million in our SBC originations segment represented an increase of $6.6 million from the prior year period ended September 30, 2019, primarily reflecting an increase in borrowing activities under our shorter-term secured borrowings and securitized debt obligations.

Provision for (Recoveries of) loan losses

Recoveries of loan losses of $0.1 million in our SBC originations segment was relatively unchanged from the prior year quarter ended September 30, 2019.

Provision for loan losses of $23.9 million for the nine months ended September 30, 2020 in our SBC originations segment represented an increase of $23.5 million from the prior year period. The increase in the provision for loan losses during the nine months ended September 30, 2020 was primarily the result of the implementation of the CECL impairment standard and the adverse change in the economic outlook due to the COVID-19 pandemic.

Non-interest income

Non-interest income of $10.1 million for the quarter ended September 30, 2020 in our SBC originations segment represented an increase of $4.3 million from the prior quarter ended September 30, 2019 primarily reflecting an increase in the fair value of owned Freddie Mac bonds in the quarter.

Non-interest income of $16.4 million for the nine months ended September 30, 2020 in our SBC originations segment represented an increase of $1.3 million from the prior year period ended September 30, 2019 reflecting an increase in realized gains on sales of Freddie Mac loans (including creation of servicing rights) of $5.0 million.

Non-interest expense

Non-interest expense of $9.3 million for the quarter ended September 30, 2020 in our SBC originations segment represented an increase of $2.5 million from the prior year quarter ended September 30, 2019, primarily reflecting an increase in employee compensation expense of $2.6 million, and an increase in servicing expense of $0.8 million.

Non-interest expense of $28.4 million for the nine months ended September 30, 2020 in our SBC originations segment represented an increase of $9.3 million from the prior year period ended September 30, 2019, primarily reflecting an increase in general operating expenses of $2.1 million, an increase in employee compensation expense of $6.0 million, and an increase in servicing expense of $1.5 million.

SBA Originations, Acquisitions and Servicing Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2020	2019	$ Change	2020	2019	$ Change
Interest income	$9,037	$7,235	$1,802	$30,316	$23,468	$6,848
Interest expense	(6,414)	(2,739)	(3,675)	(21,766)	(11,529)	(10,237)
Net interest income before provision for loan losses	$2,623	$4,496	$(1,873)	$8,550	$11,939	$(3,389)
Provision for loan losses	(710)	(566)	(144)	(7,729)	(1,446)	(6,283)
Net interest income after provision for loan losses	$1,913	$3,930	$(2,017)	$821	$10,493	$(9,672)
Non-interest income	12,020	5,513	6,507	49,269	15,861	33,408
Non-interest expense	(6,344)	(6,062)	(282)	(22,837)	(17,854)	(4,983)
Total non-interest income (expense)	$5,676	$(549)	$6,225	$26,432	$(1,993)	$28,425
Net income (loss) before provision for income taxes	$7,589	$3,381	$4,208	$27,253	$8,500	$18,753

Interest income

Interest income of $9.0 million for the quarter ended September 30, 2020 in our SBA originations, acquisitions, and servicing segment represented an increase of $1.8 million from the prior year quarter ended September 30, 2019, due to an increase in loan origination activities during 2019 resulting in higher average loan balances in 2020.

Interest income of $30.3 million for the nine months ended September 30, 2020 in our SBA originations, acquisitions, and servicing segment represented an increase of $6.8 million from the prior year period ended September 30, 2019, due to an increase in loan origination activities during 2019 resulting in higher average loan balances in 2020.

Interest expense

Interest expense of $6.4 million for the quarter ended September 30, 2020 in our SBA originations, acquisitions, and servicing segment represented an increase of $3.7 million from the prior year quarter ended September 30, 2019, primarily reflecting an increase in borrowing activities under secured short-term borrowings due to the need to finance a greater number of loan originations.

Interest expense of $21.8 million for the nine months ended September 30, 2020 in our SBA originations, acquisitions, and servicing segment represented an increase of $10.2 million from the prior year period ended September 30, 2019, primarily reflecting an increase in borrowing activities under secured short-term borrowings due to the need to finance a greater number of loan originations.

Provision for loan losses

Provision for loan losses of $0.7 million for the quarter ended September 30, 2020 in our SBA originations, acquisitions, and servicing segment was relatively unchanged from the prior year quarter ended September 30, 2019.

Provision for loan losses of $7.7 million for the nine months ended September 30, 2020 in our SBA originations, acquisitions, and servicing segment represented an increase of $6.3 million from the prior year period ended September 30, 2019, primarily the result of the implementation of the CECL impairment standard and the adverse change in the economic outlook due to the COVID-19 pandemic in 2020.

Non-interest income

Non-interest income of $12.0 million for the quarter ended September 30, 2020 in our SBA originations, acquisitions, and servicing segment represented an increase of $6.5 million from the prior year quarter ended September 30, 2019, primarily reflecting income from origination and servicing of PPP loans.

Non-interest income of $49.3 million for the nine months ended September 30, 2020 in our SBA originations, acquisitions, and servicing segment represented an increase of $33.4 million from the prior year period ended September 30, 2019, primarily reflecting income from origination and servicing of PPP loans.

Non-interest expense

Non-interest expense of $6.3 million for the quarter ended September 30, 2020 in our SBA originations, acquisitions, and servicing segment was relatively unchanged from the prior year quarter ended September 30, 2019.

Non-interest expense of $22.8 million for the nine months ended September 30, 2020 in our SBA originations, acquisitions, and servicing segment represented an increase of $5.0 million from the prior year period ended September 30, 2019, primarily reflecting an increase in other operating expenses of $5.0 million and an increase in servicing expense of $0.4 million, primarily due from origination and servicing of PPP loans.

Residential Mortgage Banking Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2020	2019	$ Change	2020	2019	$ Change
Interest income	$2,218	$1,254	$964	$5,465	$3,099	$2,366
Interest expense	(2,157)	(1,740)	(417)	(5,778)	(4,104)	(1,674)
Net interest income before provision for loan losses	$61	$(486)	$547	$(313)	$(1,005)	$692
Provision for loan losses	—	—	-	(500)	—	(500)
Net interest income after provision for loan losses	$61	$(486)	$547	$(813)	$(1,005)	$192
Non-interest income	77,178	27,292	49,886	178,190	60,366	117,824
Non-interest expense	(53,820)	(28,116)	(25,704)	(148,415)	(68,842)	(79,573)
Total non-interest income (expense)	$23,358	$(824)	$24,182	$29,775	$(8,476)	$38,251
Net income (loss) before provision for income taxes	$23,419	$(1,310)	$24,729	$28,962	$(9,481)	$38,443

Interest income

Interest income of $2.2 million in our residential mortgage banking segment for the quarter ended September 30, 2020 represented an increase of $1.0 million from the prior year quarter ended September 30, 2019, primarily reflecting an increase in overall loan originations, resulting in an increase in balance sheet carrying values of loans during the quarter ended September 30, 2020.

Interest income of $5.5 million in our residential mortgage banking segment for the nine months ended September 30, 2020 represented an increase of $2.4 million from the prior year period ended September 30, 2019, primarily reflecting an increase in overall loan originations, resulting in an increase in balance sheet carrying values of loans during the nine months ended September 30, 2020.

Interest expense

Interest expense of $2.2 million in our residential mortgage banking segment for the quarter ended September 30, 2020 represented an increase of $0.4 million from the prior year quarter ended September 30, 2019, primarily reflecting borrowing costs on a greater number of originated loans.

Interest expense of $5.8 million in our residential mortgage banking segment for the nine months ended September 30, 2020 represented an increase of $1.7 million from the prior year period ended September 30, 2019, primarily reflecting borrowing costs on a greater number of originated loans.

Provision for loan losses

Provision for loan losses of $0.5 million for the nine months ended September 30, 2020 in our residential mortgage banking segment represented an increase of $0.5 million from the prior year period ended September 30, 2019, primarily the result of financial hardships experienced by certain borrowers as a result of COVID-19.

Non-interest income

Non-interest income of $77.2 million in our residential mortgage banking segment for the quarter ended September 30, 2020 represented an increase of $49.9 million from the prior year quarter ended September 30, 2019, primarily reflecting an increase in revenue on residential mortgage banking activities of $46.5 million as a result of an increase in loan originations in the current year and by a decrease in unrealized losses on residential MSRs of $4.7 million during the quarter ended September 30, 2020 compared to $7.6 million of unrealized losses during the quarter ended September 30, 2019.

Non-interest income of $178.2 million in our residential mortgage banking segment for the nine months ended September 30, 2020 represented an increase of $117.8 million from the prior year period ended September 30, 2019, primarily reflecting an increase in revenue on residential mortgage banking activities of $128.1 million as a result of an increase in loan originations in the current year. This was offset by unrealized losses on residential MSRs of $33.3 million during the nine months ended September 30, 2020 compared to $21.1 million of unrealized losses during the nine months ended September 30, 2019.

Non-interest expense

Non-interest expense of $53.8 million in our residential mortgage banking segment for the quarter ended September 30, 2020 represented an increase of $25.7 million from the prior year quarter ended September 30, 2019, primarily reflecting an increase in variable expenses on residential mortgage banking activities of $13.6 million, an increase in employee compensation of $8.2 million, and an increase in loan servicing expense of $2.5 million.

Non-interest expense of $148.4 million in our residential mortgage banking segment for the nine months ended September 30, 2020 represented an increase of $79.6 million from the prior year period ended September 30, 2019, primarily reflecting increases in variable expenses on residential mortgage banking activities of $47.5 million, employee compensation of $22.6 million and loan servicing expense of $8.2 million.

Corporate- Other

Non-interest income

Non-interest income of $30.8 million in our Corporate – Other segment for the nine months ended September 30, 2019 represented a bargain purchase gain associated with the ORM merger.  There were no significant changes for the three months ended September 30, 2020 compared to the prior year quarter.

Non-interest expense

Non-interest expense of $9.4 million for the quarter ended September 30, 2020 increased $3.2 million from the prior year quarter ended September 30, 2019, primarily due to an increase in professional fees of $1.3 million and incentive fees due to our Manager of $1.1 million.

Non-interest expense of $25.9 million for the nine months ended September 30, 2020 increased $2.1 million from the prior year period ended September 30, 2019, primarily due to an increase in incentive fees and management fees due to our Manager of $5.6 million and an increase in professional fees of $2.1 million, partially offset by due to an increase in merger related expense of $6.0 million.

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

The following table presents our summarized consolidated results of operations and reconciliation to core earnings for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Net Income	$35,363	$12,427	$22,936	$18,510	$54,120	$(35,610)
Reconciling items:
Unrealized (gain) loss on mortgage servicing rights	4,688	7,582	(2,894)	33,169	21,049	12,120
Impact of the adoption of ASU 2016-13 on accrual loans	(7,248)	—	(7,248)	23,114	—	23,114
Non-recurring REO impairment	(114)	—	(114)	2,961	—	2,961
Merger transaction costs and other non-recurring expenses	998	51	947	3,220	6,914	(3,694)
Bargain purchase gain	—	—	—	—	(30,728)	30,728
Unrealized (gain) loss on mortgage-backed securities	—	85	(85)	185	205	(20)
Unrealized loss on de-designated cash flow hedges	—	—	—	2,118	—	2,118
Total reconciling items	$(1,676)	$7,718	$(9,394)	$64,767	$(2,560)	$67,327
Income tax adjustments	(1,561)	(1,896)	335	(10,703)	(5,263)	(5,440)
Core earnings	$32,126	$18,249	$13,877	$72,574	$46,297	$26,277
Less: Core earnings attributable to non-controlling interests	(731)	(474)	(257)	(2,160)	(1,352)	(808)
Less: Income attributable to participating shares	(339)	(79)	(260)	(1,087)	(240)	(847)
Core earnings attributable to common stockholders	$31,056	$17,696	$13,360	$69,814	$44,705	$25,109
Core Earnings per common share - basic and diluted	$0.57	$0.40	$0.17	$1.30	$1.10	$0.20

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Consolidated net income increased by $22.9 million, from $12.4 million during the three months ended September 30, 2019 to $35.4 million during the three months ended September 30, 2020. Core earnings increased by $13.9 million, from $18.2 million during the three months ended September 30, 2019 to $32.1 million during the three months ended September 30, 2020.

The increase in consolidated net income and core earnings was primarily the result of an increase in residential mortgage banking activities net of variable costs of $32.9 million.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Consolidated net income decreased by $35.6 million, from $54.1 million during the nine months ended September 30, 2019 to $18.5 million during the nine months ended September 30, 2020. Core earnings increased by $26.3 million, from $46.3 million during the nine months ended September 30, 2019 to $72.6 million during the nine months ended September 30, 2020.

The decrease in consolidated net income was the result of a number of factors, including a $35.4 million reduction due to the adoption of CECL during the three months ended March 31, 2020. In addition, unrealized losses on MSRs of $16.4 million and $3.0 million of non-recurring REO impairment experienced in the first quarter of 2020. In addition, we experienced a bargain purchase gain of $30.7 million, offset by merger related expenses of $5.5 million, as a result of the ORM merger transaction in the first quarter of 2019. This was partially offset by the $25.8 million of revenue recognized on loans originated under the SBA’s PPP program.

Core earnings increased by $26.3 million primarily due to $25.8 million of revenue recognized on loans originated under the SBA’s PPP program and revenue growth in our residential mortgage banking segment.

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

For purposes of calculating the incentive distribution, the shares of common stock and OP units issued as of the closing of the ZAIS Financial merger in connection with the merger agreement were deemed to be issued at the per share price equal to (i) the sum of (A) the weighted average of the issue price per share of common stock or OP units (without double counting) issued prior to the closing of the ZAIS Financial merger multiplied by the number of shares of Sutherland common stock outstanding and Sutherland OP units (without double counting) issued prior to the closing of the merger plus (B) the amount by which the net book value of our Company as of the closing of the merger (after giving effect to the closing of the merger agreement) exceeded the amount of the net book value of Sutherland immediately preceding the closing of the merger, divided by (ii) all of the shares of our common stock and OP units issued and outstanding as of the closing of the merger (including the date of the closing of the mergers).

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

Cash flow activity

The following table provides a summary of the net change in our cash and cash equivalents and restricted cash:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Cash flows provided by (used in) operating activities	$(48,289)	$(7,063)	$(261)	$(64,870)
Cash flows provided by (used in) investing activities	$129,694	$(245,446)	$(7,688)	$(920,245)
Cash flows provided by (used in) financing activities	$(207,044)	$255,607	$103,715	$995,283

Net increase (decrease) in cash and cash equivalents and restricted cash	$(125,639)	$3,098	$95,766	$10,168

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

Cash, cash equivalents, and restricted cash decreased by $125.6 million during the current quarter ended September 30, 2020, reflecting:

●	Net cash used in operating activities of $48.3 million for the current quarter related primarily to:
-	Cash outflows on originations of new loans held for sale of $1,392.9 million and gains on sales of residential mortgages held for sale of $61.1 million. These reductions in cash were partially offset by inflows relating to repayments and sales of loans, held for sale at fair value of $1,415.2 million.

●	Net cash provided by investing activities of $129.7 million for the current quarter related primarily to:
-	Cash inflows of $302.2 million relating to outflows repayments sales of loans, net, partially offset by purchases and originations of loans, net of $149.0 million and investment in unconsolidated joint ventures of $14.6 million.

●	Net cash used in financing activities of $207.0 million for the current quarter related primarily to:
-	Net repayment of secured borrowings of $77.2 million, payment of securitized debt obligations of $84.2 million, dividend payments of $14.5 million, and repurchase of the Company’s stock of $9.2 million.

Cash, cash equivalents, and restricted cash increased by $3.1 million during the previous quarter ended September 30, 2019, reflecting:

●	Net cash used in operating activities of $7.1 million for the current quarter related primarily to:
-	Cash inflows from proceeds on sales and pay-downs on loans, held-for-sale, at fair value of $802.4 million, offset by cash outflows on originations and purchases of new loans of $805.1 million.

●	Net cash used in investing activities of $245.4 million for the current quarter related primarily to:
-	Cash outflows of $418.7 million relating to originations and purchases of loans, held at fair value and held-for-investment loans, offset by cash inflows relating to repayments of loans, held at fair value and held-for-investment of $170.6 million and sales and repayments of MBS of $4.3 million.

●	Net cash provided by financing activities of $255.6 million for the current quarter related primarily to:
-	Net proceeds from secured borrowings of $327.0 million, proceeds from the issuance of corporate debt of $57.5 million, offset by net repayments of securitized debt of $103.7 million.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Cash, cash equivalents, and restricted cash increased by $95.8 million during the nine months ended September 30, 2020, reflecting:

●	Net cash used in operating activities of $0.3 million for the current quarter related primarily to:

-	Cash outflows on originations of new loans held for sale of $3,675.8 million and gains on sales of residential mortgages held for sale of $143.7 million. These reductions in cash were partially offset by inflows relating to repayments and sales of loans, held for sale at fair value of $3,680.5 million.

●	Net cash used in investing activities of $7.7 million for the current quarter related primarily to:
-	Cash outflows of $677.0 million relating to originations and purchases of loans, held at fair value and held-for-investment loans, offset by cash inflows relating to repayments of loans, held at fair value and held-for-investment of $673.9 million, sales and repayments of MBS of $10.5 million, and investment in unconsolidated joint ventures of $16.3 million.

●	Net cash provided by financing activities of $103.7 million for the current quarter related primarily to:
-	Net proceeds from securitized debt of $242.9 million, partially offset by net repayments of secured borrowings of $11.4 million and repayments of guaranteed loan financing of $78.8 million.

Cash, cash equivalents, and restricted cash increased by $10.2 million during the previous nine months ended September 30, 2019, reflecting:

●	Net cash used in operating activities of $64.9 million related primarily to:
-	Cash outflows on originations and purchases of new loans, held-for-sale, at fair value of $1,889.8 million and other general changes to operating assets and liabilities of $7.8 million, partially offset by cash inflows on sales and pay-downs of loans of $1,859.5 million.

●	Net cash used in investing activities of $920.2 million related primarily to:
-	Cash outflows of $1,488.1 million relating to originations and purchases of loans, held-for-investment, purchases of MBS of $9.6 million, partially offset by cash inflows relating to repayments of loans, held at fair value and held-for-investment of $550.2 million and sales and repayments of MBS of $9.7 million.

●	Net cash provided by financing activities of $995.3 million related primarily to:
-	Net proceeds from securitized debt obligations of $564.1 million and secured borrowings of $469.4 million.

Collateralized borrowings under repurchase agreements

The following table presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase agreements during the quarter and the highest balance of any month end during the quarter (dollars in thousands):

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q3 2017	$320,371	$420,270	$433,183
Q4 2017	382,612	351,492	382,612
Q1 2018	446,663	414,638	446,663
Q2 2018	443,263	444,963	447,751
Q3 2018	610,251	526,757	610,251
Q4 2018	635,233	622,742	635,233
Q1 2019	597,963	604,107	635,233
Q2 2019	612,383	605,173	612,383
Q3 2019	876,163	744,273	876,163
Q4 2019	809,189	842,676	876,163
Q1 2020	1,159,357	984,273	1,159,357
Q2 2020	714,162	936,760	1,057,522
Q3 2020	624,549	669,356	831,200

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

The net decrease in the outstanding balance during 2020 was primarily due to securitization of our acquired and originated loan assets in the second quarter of 2020.

Debt facilities

We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by loans and investments. The following is a summary of our debt facilities:

							Carrying Value at
Lender	Asset Class	Current Maturity	Pricing	Facility Size		Pledged Assets Carrying Value	September 30, 2020	December 31, 2019
JPMorgan	Acquired loans, SBA loans	June 2021	1M L + 1.75 to 2.75%	$250,000		$44,840	$30,742	$88,972
Keybank	Freddie Mac loans	February 2021	1M L + 1.30%	100,000		20,486	20,242	21,513
East West Bank	SBA loans	October 2022	Prime - 0.821 to + 0.29%	50,000		40,550	33,184	13,294
Credit Suisse	Acquired loans (non USD)	December 2021	Euribor + 2.50%	234,420	(a)	53,021	32,267	37,646
FCB	Acquired loans	June 2021	2.75%	—		—	—	1,354
Comerica Bank	Residential loans	March 2021	1M L + 1.75%	125,000		90,515	83,704	56,822
TBK Bank	Residential loans	October 2021	Variable Pricing	150,000		123,980	118,581	52,151
Origin Bank	Residential loans	June 2021	Variable Pricing	60,000		25,093	23,471	15,343
Associated Bank	Residential loans	November 2020	1M L + 1.50%	60,000		47,918	44,489	5,823
East West Bank	Residential MSRs	September 2023	1M L + 2.50%	50,000		49,140	37,700	39,900
Credit Suisse	Purchased future receivables, PPP loans	June 2021	1M L + 4.50%	150,000		—	—	34,900
Rabobank	Real estate	January 2021	4.22%	14,500		—	—	12,485
Federal Reserve Bank of Minneapolis	PPP loans	April 2022	0.35%	105,222		105,089	105,005	—
Bank of the Sierra	Real estate	August 2050	3.25%	22,750		37,562	22,687	—
Total borrowings under credit facilities (b)				$1,371,892		$638,194	$552,072	$380,203
Citibank	Fixed rate, Transitional, Acquired loans	October 2021	1M L + 1.875 to 2.125%	$500,000		$114,196	$103,307	$124,718
Deutsche Bank	Fixed rate, Transitional loans	November 2021	3M L + 2.00 to 2.40%	350,000		232,524	161,100	141,356
JPMorgan	Transitional loans	December 2020	1M L + 2.25 to 4.00%	400,000		265,599	175,764	250,466
JPMorgan	MBS	March 2021	1.54 to 4.75%	70,875		115,128	70,875	93,715
Deutsche Bank	MBS	January 2021	3.54%	16,354		20,189	16,354	44,730
Citibank	MBS	November 2020	3.25 to 3.76%	58,422		114,749	58,422	56,189
Bank of America	MBS	Matured	1.31 to 1.61%	—		—	—	38,954
RBC	MBS	February 2021	3.05 to 4.43%	38,727		61,595	38,727	59,061
Total borrowings under repurchase agreements (c)				$1,434,378		$923,980	$624,549	$809,189
Total secured borrowings				$2,806,270		$1,562,174	$1,176,621	$1,189,392

(a) The current facility size is €200.0 million, but has been converted into USD for purposes of this disclosure.

(b) The weighted average interest rate of borrowings under credit facilities was 2.8% and 4.0% as of September 30, 2020 and December 31, 2019, respectively.

(c) The weighted average interest rate of borrowings under repurchase agreements was 3.3% and 4.2% as of September 30, 2020 and December 31, 2019, respectively.

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

As of September 30, 2020, we had $161.1 million outstanding under the DB Loan Repurchase Facility. The DB Loan Repurchase Facility is used to finance SBC loans, and the interest rate is LIBOR plus a spread, which varies depending on the type and age of the loan. The DB Loan Repurchase Facility has been extended through November 2021 and our subsidiaries have an option to extend the DB Loan Repurchase Facility for an additional year, subject to certain conditions. Up to 100% of the then-current unpaid obligations of ReadyCap Commercial, Sutherland Asset I, and Sutherland Warehouse Trust II are fully guaranteed by us.

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

As of September 30, 2020, we had $175.8 million outstanding under the JPM Loan Repurchase Facility. The JPM Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is LIBOR plus a spread, which is determined by the lender on an asset-by-asset basis. The JPM Loan Repurchase Facility is committed through December 10, 2020, and up to 25% of the then-current unpaid obligations of ReadyCap Warehouse Financing, Sutherland Warehouse Trust and Ready Capital Mortgage Depositor II, LLC are fully guaranteed by us.

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

As of September 30, 2020, we had $103.3 million outstanding under the Citi Loan Repurchase Facility. The Citi Loan Repurchase Facility is used to finance SBC loans, and the interest rate is one month LIBOR plus a spread, depending on asset characteristics. The Citi Loan Repurchase Facility is committed for a period of 364 days, and up to 25% of the then-current unpaid obligations of Waterfall Commercial Depositor, Sutherland Asset I, and ReadyCap Commercial, LLC are fully guaranteed by us.

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

Securities repurchase agreements

As of September 30, 2020, we had $184.4 million of secured borrowings related to SBC ABS and pledged Trust Certificates with four counterparties (lenders).

General statements regarding loan and securities repurchase facilities

At September 30, 2020, we had $850.1 million in fair value of Trust Certificates and loans pledged against our borrowings under the Loan Repurchase Facilities and $73.9 million in fair value of SBC ABS and short term investments pledged against our securities repurchase agreement borrowings.

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

JPMorgan credit facility

We renewed our master loan and security agreement with JPMorgan in June 2020 providing for a credit facility of up to $250 million. As of September 30, 2020, we had $30.7 million outstanding under this credit facility. The credit facility is structured as a secured loan facility in which ReadyCap Commercial, ReadyCap Lending and Sutherland 2016-1 JPM Grantor Trust act as borrowers. Under this facility, ReadyCap and Sutherland 2016-1 JPM Grantor Trust pledge loans guaranteed by the SBA under the SBA Section 7(a) Loan Program, SBA 504 loans and other loans which were part of the CIT loan acquisition. We act as a guarantor under this facility. The agreement contains financial maintenance covenants, which include (i) total stockholders’ equity must not be permitted to be less than the sum of (a) 60% of total stockholders’ equity as of the effective date of the facility plus (b) 50% of the net proceeds of any equity issuance after the effective date (ii) maximum leverage of 3:1 and (iii) liquidity equal to at least the lesser of (a) 4% of the sum of (without duplication) (1) any outstanding recourse indebtedness plus (2) amounts due under the repurchase agreement and (b) $15.0 million. The amended terms have an interest rate based on utilization ranging from one month LIBOR (reset daily), plus a spread. The term of the facility is one year, with an option to extend for an additional year.

At September 30, 2020, we had a leverage ratio of 2.0x on a recourse debt-to-equity basis.

We maintain certain assets, which, from time to time, may include cash, unpledged SBC loans, SBC ABS and short term investments (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by our counterparties, or collectively, the “Cushion”, to meet routine margin calls and protect against unforeseen reductions in our borrowing capabilities. Our ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of our investments, our cash position and margin requirements. Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs. At September 30, 2020, we were in compliance with all debt covenants.

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

Other credit facilities

GMFS funds its origination platform through warehouse lines of credit with five counterparties with total borrowings outstanding of $307.9 million at September 30, 2020. GMFS utilizes committed warehouse lines of credit agreements ranging from $50.0 million to $150.0 million, with expiration dates between November 2020 and September 2023. The lines of credit are collateralized by the underlying mortgages, related documents, and instruments, and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved. These agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements.

We were in compliance with all significant debt covenants as of September 30, 2020.

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

As of September 30, 2020, we were in compliance with all covenants with respect to the Convertible Notes.

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

As of September 30, 2020, we were in compliance with all covenants with respect to the corporate debt.

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

As of September 30, 2020, we were in compliance with all covenants with respect to the Senior Secured Notes.

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

The following table presents information on the securitization structures and related issued tranches of notes to investors:

Deal Name	Collateral Asset Class	Issuance	Active / Collapsed	Bonds Issued (in $ millions)
Trusts (Firm sponsored)
Waterfall Victoria Mortgage Trust 2011-1 (SBC1)	SBC Acquired loans	February 2011	Collapsed	$40.5
Waterfall Victoria Mortgage Trust 2011-3 (SBC3)	SBC Acquired loans	October 2011	Collapsed	143.4
Sutherland Commercial Mortgage Trust 2015-4 (SBC4)	SBC Acquired loans	August 2015	Collapsed	125.4
Sutherland Commercial Mortgage Trust 2018 (SBC7)	SBC Acquired loans	November 2018	Active	217.0
ReadyCap Lending Small Business Trust 2015-1 (RCLT 2015-1)	Acquired SBA 7(a) loans	June 2015	Collapsed	189.5
ReadyCap Lending Small Business Loan Trust 2019-2 (RCLT 2019-2)	Originated SBA 7(a) loans, Acquired SBA 7(a) loans	December 2019	Active	131.0

Real Estate Mortgage Investment Conduits (REMICs)
ReadyCap Commercial Mortgage Trust 2014-1 (RCMT 2014-1)	SBC Originated conventional	September 2014	Active	$181.7
ReadyCap Commercial Mortgage Trust 2015-2 (RCMT 2015-2)	SBC Originated conventional	November 2015	Active	218.8
ReadyCap Commercial Mortgage Trust 2016-3 (RCMT 2016-3)	SBC Originated conventional	November 2016	Active	162.1
ReadyCap Commercial Mortgage Trust 2018-4 (RCMT 2018-4)	SBC Originated conventional	March 2018	Active	165.0
Ready Capital Mortgage Trust 2019-5 (RCMT 2019-5)	SBC Originated conventional	January 2019	Active	355.8
Ready Capital Mortgage Trust 2019-6 (RCMT 2019-6)	SBC Originated conventional	November 2019	Active	430.7
Waterfall Victoria Mortgage Trust 2011-2 (SBC2)	SBC Acquired loans	March 2011	Active	97.6
Sutherland Commercial Mortgage Trust 2018 (SBC6)	SBC Acquired loans	August 2017	Active	139.4
Sutherland Commercial Mortgage Trust 2019 (SBC8)	SBC Acquired loans	June 2019	Active	306.5
Sutherland Commercial Mortgage Trust 2020 (SBC9)	SBC Acquired loans	June 2020	Active	172.4

Collateralized Loan Obligations (CLOs)
Ready Capital Mortgage Financing 2017– FL1	SBC Originated transitional	August 2017	Collapsed	$198.8
Ready Capital Mortgage Financing 2018 – FL2	SBC Originated transitional	June 2018	Active	217.1
Ready Capital Mortgage Financing 2019 – FL3	SBC Originated transitional	April 2019	Active	320.2
Ready Capital Mortgage Financing 2020 – FL4	SBC Originated transitional	June 2020	Active	393.8

Trusts (Non-firm sponsored)
Freddie Mac Small Balance Mortgage Trust 2016-SB11	Originated agency multi-family	January 2016	Active	$110.0
Freddie Mac Small Balance Mortgage Trust 2016-SB18	Originated agency multi-family	July 2016	Active	118.0
Freddie Mac Small Balance Mortgage Trust 2017-SB33	Originated agency multi-family	June 2017	Active	197.9
Freddie Mac Small Balance Mortgage Trust 2018-SB45	Originated agency multi-family	January 2018	Active	362.0
Freddie Mac Small Balance Mortgage Trust 2018-SB52	Originated agency multi-family	September 2018	Active	505.0
Freddie Mac Small Balance Mortgage Trust 2018-SB56	Originated agency multi-family	December 2018	Active	507.3
Key Commercial Mortgage Trust 2020-S3(1)	SBC Originated conventional	September 2020	Active	250.0
(1) Contributed portion of assets into trust

We used the proceeds from the sale of the tranches issued to purchase and originate SBC and SBA loans.  We are the primary beneficiary of all firm sponsored securitizations; therefore they are consolidated in our financial statements.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Other than the items referenced above, there have been no material changes to our contractual obligations for the three and nine months ended September 30, 2020.  See Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations" in the Company's annual report on Form 10-K for further details.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we enter into transactions in various financial instruments that expose us to various types of risk, both on and off balance sheet, which are associated with such financial instruments and markets for which we invest. These financial instruments expose us to varying degrees of market risk, credit risk, interest rate risk, liquidity risk, off-balance sheet risk and prepayment risk. Many of these risks have been magnified due to the continuing economic disruptions caused by the COVID-19 pandemic; however, while we continue to monitor the pandemic its impact on such risks remains uncertain and difficult to predict.

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

The COVID-19 pandemic has adversely impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in property renovations currently planned or underway. These negative conditions may persist into the future and impair borrower’s ability to pay principal and interest due under our loan agreements. We maintain robust asset management relationships with our borrowers and have leveraged these relationships to address the potential impact of the COVID-19 pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality and retail assets. Some of our borrowers have indicated that due to the impact of the COVID-19 pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. Accordingly, we have discussed with our borrowers potential near-term defensive loan modifications, which could include repurposing of reserves, temporary deferrals of interest, or performance test or covenant waivers on loans collateralized by assets directly impacted by the COVID-19 pandemic, and which would typically be coupled with an additional equity commitment and/or guaranty from sponsors. As of September  30, 2020, approximately 1.8% of the loans in our commercial real estate portfolio are in forbearance plans. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

The following table projects the impact on our interest income and expense for the twelve month period following September 30, 2020, assuming an immediate increase or decrease of 25, 50, 75 and 100 basis points in interest rates:

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans held for investment	$4,249	$8,498	$12,748	$16,997	$(951)	$(1,815)	$(2,644)	$(3,453)
Interest rate swap hedges	689	1,379	2,068	2,757	(689)	(1,379)	(2,068)	(2,757)
Total	$4,938	$9,877	$14,816	$19,754	$(1,640)	$(3,194)	$(4,712)	$(6,210)
Liabilities
Recourse debt	$(2,067)	$(4,134)	$(6,201)	$(8,269)	$1,350	$1,433	$1,516	$1,599
Non-recourse debt	(2,057)	(4,113)	(6,170)	(8,227)	1,376	1,759	2,143	2,526
Total	$(4,124)	$(8,247)	$(12,371)	$(16,496)	$2,726	$3,192	$3,659	$4,125
Total Net Impact to Net Interest Income (Expense)	$814	$1,630	$2,445	$3,258	$1,086	$(2)	$(1,053)	$(2,085)

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

The following table summarizes the Company’s exposure to its repurchase agreements and credit facilities counterparties at September 30, 2020:

(in thousands)	Borrowings under repurchase agreements and credit facilities (1)	Assets pledged on borrowings under repurchase agreements and credit facilities	Net Exposure	Exposure as a Percentage of Total Assets
Total Counterparty Exposure	$ 1,176,621	$ 1,562,174	$ 385,553	7.3%

(1) The exposure reflects the difference between (a) the amount loaned to the Company through repurchase agreements and credit facilities, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets

The following table presents information with respect to any counterparty for repurchase agreements for which our Company had greater than 5% of stockholders’ equity at risk in the aggregate at September 30, 2020:

(in thousands)	Counterparty Rating (1)	Amount of Risk (2)	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
JPMorgan Chase Bank, N.A.	A+ / Aa2	$ 134,088	6	16.3%
Citibank, N.A.	A+ / Aa3	$ 67,216	2	8.2%
Deutsche Bank AG	BBB+ / A3	$ 75,259	17	9.1%
(1) The counterparty rating presented is the long-term issuer credit rating as rated at September 30, 2020 by S&P and Moody’s, respectively.

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

Off-balance sheet risk

Off-balance sheet risk refers to situations where the maximum potential loss resulting from changes in the level or volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments may result in changes in the value of a particular financial instrument in excess of the reported amounts of such assets and liabilities currently reflected in the accompanying consolidated balance sheets.

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

The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2020. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three and nine months ended September 30, 2020 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The outbreak of COVID-19 in many countries continues to adversely impact global economic activity and has contributed to significant volatility in financial markets. On March 11, 2020, the World Health Organization publicly characterized COVID-19 as a pandemic. On March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. The global impact of the outbreak has been rapidly evolving, and as cases of the virus increased around the world, governments and organizations have implemented a variety of actions to mobilize efforts to mitigate the ongoing and expected impact. Many governments have reacted by instituting quarantines, restrictions on travel, school closures, bans on public events and on public gatherings, “shelter in place” or “stay at home” rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. Although, in certain cases, exceptions may be available for certain essential operations and businesses, and in other cases certain of these restrictions have been relaxed or phased out, many of these or similar restrictions remain in place, continue to be implemented or additional restrictions are being considered. There is no assurance that any exceptions or easing of restrictions will enable us to avoid adverse effects to our results of operations and business. Further, such actions have created, and expect to continue to create, disruption in real estate financing transactions and the commercial real estate market and adversely impact a number of industries, including many small businesses throughout the United States. The outbreak has triggered a period of economic slowdown and experts are uncertain as to how long these conditions may last.

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

In the year ended December 31, 2019, we paid $63.3 million of cash distributions on our common stock, representing cumulative distributions of $1.60 per share. On March 11, 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.40 per share of common stock. On March 20, 2020, the Company announced that the dividend would be paid in a combination of cash and common stock on April 30, 2020 to common stockholders of record as of the close of business of March 31, 2020, which resulted in the issuance of approximately 2.8 million shares of common stock on April 30, 2020. On June 15, 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock to common stockholders of record as of the close of business on June 30, 2020. On September 15, 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.30 per share of common stock to common stockholders of record as of the close of business on September 30, 2020.

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

We may satisfy the REIT 90% distribution test with taxable distributions of our common stock. The IRS has issued Revenue Procedure 2017-45 authorizing elective cash/stock distributions to be made by "publicly offered REITs." Pursuant to Revenue Procedure 2017-45, the IRS will treat the distribution of stock pursuant to an elective cash/stock distribution as a distribution of property under Section 301 of the Code (i.e., a distribution), as long as at least 20% of the total distribution is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. In addition, the IRS issued Revenue Procedure 2020-19, which temporarily reduces (through the end of 2020) the minimum amount of the distribution that must be available in cash to 10%.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares Repurchase Program

The table below provides information with respect to common stock purchases by the Company through September 30, 2020:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(1)
July 1 – July 31, 2020	-	$-	-	$25,000,000
August 1 – August 31, 2020	712,421	9.73	712,421	18,068,144
September 1 – September 30, 2020	220,012	10.36	220,012	15,788,819
Totals / Averages	932,433	$9.96	932,433	$15,788,819

(1) On March 6, 2018, the Company's Board of Directors approved a share repurchase program authorizing, but not obligating, the repurchase of up to $20.0 million of its common stock, which was increased by an additional $5.0 million on August 4, 2020, bringing the total authorized and available under the program to $25.0 million. The Company expects to acquire shares through open market or privately negotiated transactions. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors.

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

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonmy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from this quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (and contained in Exhibit 101).

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

Ready Capital Corporation

Date: November 6, 2020	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board and Chief Executive
(Principal Executive Officer)

Date: November 6, 2020	By:	/s/ Andrew Ahlborn
Andrew Ahlborn
Chief Financial Officer
(Principal Accounting and Financial Officer)