Form 10-K
period 2020-12-31
Ready Capital Corp
filed 2021-03-15
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
(212) 257-4600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share 7.00% Convertible Senior Notes due 2023 6.50% Senior Notes due 2021 6.20% Senior Notes due 2026 5.75% Senior Notes due 2026	RC RCA RCP RCB RCC	New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $359.0 million based on the closing sales price of the registrant’s common stock on June 30, 2020 as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The registrant has 54,434,578 shares of common stock, par value $0.0001 per share, outstanding as of March 15, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2021 annual meeting of stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Except where the context suggests otherwise, the terms “Company,” “we,” “us” and “our” refer to Ready Capital Corporation and its subsidiaries. We make forward-looking statements in this annual report on Form 10-K within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our operations, financial condition, liquidity, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or other comparable terminology, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

●	our investment objectives and business strategy;

●	our ability to borrow funds or otherwise raise capital on favorable terms;

●	our expected leverage;

●	our expected investments;

●	estimates or statements relating to, and our ability to make, future distributions;

●	our ability to complete the contemplated acquisition of Anworth Mortgage Asset Corporation, or Anworth, and achieve the expected revenue synergies, cost savings and other benefits from the Anworth acquisition;

●	our ability to compete in the marketplace;

●	the availability of attractive risk-adjusted investment opportunities in small to medium balance commercial loans (“SBC loans”), loans guaranteed by the U.S. Small Business Administration (the “SBA”) under its Section 7(a) loan program (the “SBA Section 7(a) Program”), mortgage backed securities (“MBS”), residential mortgage loans and other real estate-related investments that satisfy our investment objectives and strategies;

●	market, industry and economic trends;

●	recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Department of the Treasury (“Treasury”) and the Board of Governors of the Federal Reserve System, the Federal Depositary Insurance Corporation, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac” and together with Fannie Mae, the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), Federal Housing Administration (“FHA”) Mortgagee, U.S. Department of Agriculture (“USDA”), U.S. Department of Veterans Affairs (“VA”) and the U.S. Securities and Exchange Commission (“SEC”);

●	mortgage loan modification programs and future legislative actions;

●	our ability to maintain our qualification as a real estate investment trust (“REIT”);

●	our ability to maintain our exemption from qualification under the Investment Company Act of 1940, as amended (the “1940 Act” or “Investment Company Act”);

●	projected capital and operating expenditures;

●	availability of qualified personnel;

●	prepayment rates; and

●	projected default rates.

Our beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control, including:

●	factors described in this annual report on Form 10-K, including those set forth under the captions “Risk Factors” and “Business”;

●	applicable regulatory changes;

●	risks associated with acquisitions, including the contemplated acquisition of Anworth;

●	risks associated with achieving expected revenue synergies, cost savings and other benefits from acquisitions, including the contemplated acquisition of Anworth, and the increased scale of our Company;

●	risks associated with our anticipated liquidation of certain assets within the portfolio of residential mortgage-backed securities and residential mortgage loans that we will own upon completion of our acquisition of Anworth;

●	general volatility of the capital markets;

●	changes in our investment objectives and business strategy;

●	the availability, terms and deployment of capital;

●	the availability of suitable investment opportunities;

●	our dependence on our external advisor, Waterfall Asset Management, LLC (“Waterfall” or our “Manager”), and our ability to find a suitable replacement if we or our Manager were to terminate the management agreement we have entered into with our Manager;

●	changes in our assets, interest rates or the general economy;

●	the severity and duration of the novel coronavirus (“COVID-19”) pandemic;

●	the impact of COVID-19 on our business and operations, financial condition, results of operations, liquidity and capital resources;

●	the impact of the COVID-19 pandemic on our borrowers, the real estate industry, and the United States and global economies;

●	actions taken by governmental authorities to contain the COVID-19 pandemic or treat its impact;

●	increased rates of default and/or decreased recovery rates on our investments;

●	changes in interest rates, interest rate spreads, the yield curve or prepayment rates; changes in prepayments of our assets;

●	limitations on our business as a result of our qualification as a REIT; and

●	the degree and nature of our competition, including competition for SBC loans, MBS, residential mortgage loans and other real estate-related investments that satisfy our investment objectives and strategies.

Upon the occurrence of these or other factors, our business, financial condition, liquidity and consolidated results of operations may vary materially from those expressed in, or implied by, any such forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements apply only as of the date of this annual report on Form 10-K. We are not obligated, and do not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A. “Risk Factors” of this annual report on Form 10-K.

RISK FACTOR SUMMARY

An investment in our securities involves a high degree of risk. You should carefully consider the risks summarized in Item 1A. “Risk Factors” of this annual report on Form 10-K. These risks include, but are not limited to, the following:

●	We anticipate a significant portion of our investments will be in the form of SBC loans that are subject to increased risks;

●	The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets;

●	Some of the mortgage loans we will originate or acquire are loans made to self-employed borrowers who have a higher risk of delinquency and default, which could have a material and adverse effect on our business, results of operations and financial condition;

●	New entrants in the market for SBC loan acquisitions and originations could adversely impact our ability to acquire SBC loans at attractive prices and originate SBC loans at attractive risk-adjusted returns;

●	We cannot predict the unintended consequences and market distortions that may stem from far-ranging interventions in the financial system and oversight of financial markets;

●	Maintenance of our 1940 Act exception imposes limits on our operations;

●	Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions. Changes in such rules, accounting interpretations or our assumptions could adversely impact our ability to timely and accurately prepare our consolidated financial statements;

●	Provisions for credit losses under the Current Expected Credit Loss (“CECL”) model are difficult to estimate;

●	The ongoing COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and to our business, and may continue to have an adverse impact on our performance, financial condition and results of operations;

●	We depend on Waterfall and its key personnel for our success. We may not find a suitable replacement for Waterfall if the management agreement with Waterfall is terminated, or if key personnel leave the employment of Waterfall or otherwise become unavailable to us;

●	There are various conflicts of interest in our relationship with Waterfall which could result in decisions that are not in the best interests of our stockholders;

●	The termination of the management agreement may be difficult and require payment of a substantial termination fee or other amounts, including in the case of termination for unsatisfactory performance, which may adversely affect our inclination to end our relationship with Waterfall;

●	Our Board of Directors will not approve each investment and financing decision made by Waterfall unless required by our investment guidelines;

●	We use leverage as part of our investment strategy but we do not have a formal policy limiting the amount of debt we may incur. Our Board of Directors may change our leverage policy without stockholder consent;

●	We may enter into hedging transactions that could expose us to contingent liabilities in the future and adversely impact our financial condition;

●	Complying with REIT requirements may force us to liquidate or forego otherwise attractive investments, which could reduce returns on our assets and adversely affect returns to our stockholders;

●	The percentage of our assets represented by TRSs and the amount of our income that we can receive in the form of TRS dividends and interest are subject to statutory limitations that could jeopardize our REIT qualification and could limit our ability to acquire or force us to liquidate otherwise attractive investments;

●	Even if we qualify as a REIT, we may face tax liabilities that reduce our cash flow.

PART I

Item 1. Business

General

We are a multi-strategy real estate finance company that originates, acquires, finances, and services SBC loans, SBA loans, residential mortgage loans, and to a lesser extent, MBS collateralized primarily by SBC loans, or other real estate-related investments. Our loans range in original principal amounts generally up to $35 million and are used by businesses to purchase real estate used in their operations or by investors seeking to acquire small multi-family, office, retail, mixed use or warehouse properties. Our origination and acquisition platforms consist of the following four operating segments:

●	Acquisitions. We acquire performing and non-performing SBC loans as part of our business strategy. We hold performing SBC loans to term, and we seek to maximize the value of the non-performing SBC loans acquired by us through borrower-based resolution strategies. We typically acquire non-performing loans at a discount to their unpaid principal balance (“UPB”) when we believe that resolution of the loans will provide attractive risk-adjusted returns. We also acquire purchased future receivables through our Knight Capital LLC (“Knight Capital”) platform.

●	SBC Originations. We originate SBC loans secured by stabilized or transitional investor properties using multiple loan origination channels through our wholly-owned subsidiary, ReadyCap Commercial, LLC (“ReadyCap Commercial”). These originated loans are generally held-for-investment or placed into securitization structures. Additionally, as part of this segment, we originate and service multi-family loan products under the Federal Home Loan Mortgage Corporation’s Small Balance Loan Program (“Freddie Mac” and the “Freddie Mac program”). These originated loans are held for sale, then sold to Freddie Mac.

●	SBA Originations, Acquisitions and Servicing. We acquire, originate and service owner-occupied loans guaranteed by the SBA under its Section 7(a) loan program (the “SBA Section 7(a) Program”) through our wholly-owned subsidiary, ReadyCap Lending, LLC (“ReadyCap Lending”). We hold an SBA license as one of only 14 non-bank Small Business Lending Companies (“SBLCs”) and have been granted preferred lender status by the SBA. These originated loans are either held-for-investment, placed into securitization structures, or sold.

●	Residential Mortgage Banking. We operate our residential mortgage loan origination segment through our wholly-owned subsidiary, GMFS, LLC ("GMFS"). GMFS originates residential mortgage loans eligible to be purchased, guaranteed or insured by the Federal National Mortgage Association (“Fannie Mae”), Freddie Mac, Federal Housing Administration (“FHA”), U.S. Department of Agriculture (“USDA”) and U.S. Department of Veterans Affairs (“VA”) through retail, correspondent and broker channels. These originated loans are then sold to third parties, primarily agency lending programs.

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

Our Investment Strategy and Market Opportunities Across Our Operating Segments

Our investment strategy is to opportunistically expand our market presence in our acquisition and origination segments and to further grow our SBC securitization capabilities which serve as a source of attractively priced, match-term financing.  Capitalizing on our experience in underwriting and managing commercial real estate loans, we have grown our SBC and SBA origination and acquisition capabilities and selectively complimented our SBC strategy with residential agency mortgage originations.  As such, we have become a full-service real estate finance platform and we believe that the breadth of our business allows us to adapt to market conditions and deploy capital in our asset classes with the most attractive risk-adjusted returns.

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

The following table illustrates certain information with respect to our four business segments as of December 31, 2020.

	Acquisitions	SBC	SBA Originations,	Residential Mortgage
		Originations	Acquisitions and	Banking
Servicing
Coordinating Affiliate / Manager	Waterfall, Knight Capital	ReadyCap Commercial	ReadyCap Lending	GMFS
Strategy	SBC loan acquisition, Purchased future receivables	SBC loan origination	SBA loan origination, acquisition and servicing	Residential mortgage origination and servicing
Gross Assets	$1.2 billion	$2.6 billion	$734.2 million	$626.0 million
% Equity Allocation	27.0%	60.3%	6.8%	5.9%
Personnel	316*	85	82	304

* Waterfall employees includes 169 employees of Knight Capital.

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

Our investment decisions with respect to allocation of capital are dependent on prevailing market conditions and may change over time in response to opportunities available in different economic and capital market environments. As a result, we cannot predict the percentage of our equity that will be invested in any particular asset or strategy at any given time.

Our Loan Portfolio

The table below presents a summary of the sourcing of our loan assets as of December 31, 2020 (in thousands):

Loan Type (1)	Segment	UPB	% of Total UPB	Carrying Amount (2)	% of Total Carrying Amount
Acquired loans(3)	Acquisitions	$1,054,178	23.4%	$1,049,459	23.4%
Originated SBC loans(3)	SBC Originations	1,084,643	24.1	1,094,401	24.4
Originated Freddie Mac loans(4)	SBC Originations	50,408	1.1	51,248	1.1
Originated Transitional loans	SBC Originations	1,328,395	29.5	1,319,074	29.4
Originated PPP loans, at fair value	SBA Originations, Acquisitions and Servicing	74,931	1.7	74,931	1.7
Acquired SBA 7(a) loans	SBA Originations, Acquisitions and Servicing	262,571	5.8	243,220	5.4
Originated SBA 7(a) loans(4)	SBA Originations, Acquisitions and Servicing	396,825	8.8	389,394	8.7
Originated Residential Agency loans(4)	Residential Mortgage Banking	253,060	5.6	263,655	5.9
Total Loan portfolio		$4,505,011	100.0%	$4,485,382	100.0%
(1) Includes Loan assets of consolidated variable interest entities ("VIEs") (2) Excludes specific and general allowance for loan losses (3) Excludes real estate, held for sale (4) Excludes MSR assets

The charts presented below illustrate additional information related to the geographic concentration, collateral concentration, and lien type of our loan portfolio:

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

The following table sets forth certain information as of December 31, 2020 related to our acquired loan portfolio (in thousands):

Contractual Status (1)	UPB	% of Total	Carrying Value (2)	% of Total
Current	$981,042	93.0%	$978,859	93.4%
30 - 59 days delinquent	7,711	0.7	7,729	0.7
60 + days delinquent	61,569	5.9	59,321	5.6
Bankruptcy / Foreclosure	3,856	0.4	3,550	0.3
Total	$1,054,178	100.0%	$1,049,459	100.0%
(1) Includes Loan assets of consolidated VIEs (2) Excludes specific and general allowance for loan losses

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

The following table summarizes our acquired loan securitization activities ($ in millions):

Deal Name	Asset Class	Issuance	Bonds Issued	Outstanding Balance	Weighted Average Debt Cost
WVMT 2011-SBC1	SBC Acquired Loans - NPL	February 2011	$40.5	$-	7.0%
WVMT 2011-SBC2	SBC Acquired Loans	March 2011	97.7	16.1	5.1
WVMT 2011-SBC3	SBC Acquired Loans - NPL	October 2011	143.4	-	6.4
SCML 2015-SBC4	SBC Acquired Loans - NPL	August 2015	125.4	-	4.0
SCMT 2017-SBC6	SBC Acquired Loans	August 2017	154.9	42.3	3.5
SCMT 2018-SBC7	SBC Acquired Loans	November 2018	217.0	107.0	4.7
SCMT 2019-SBC8	SBC Acquired Loans	June 2019	306.5	224.7	2.9
SCMT 2020-SBC9	SBC Acquired Loans	June 2020	203.6	162.3	3.7
Total			$1,289.0	$552.4	4.2%

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

Our Loan Origination Platforms

We originate SBC loans generally ranging in initial principal amount of between $500,000 and $35 million, and typically with a duration of six years at origination. Our origination platform, which focuses on first mortgage loans, provides conventional SBC mortgage financing for stabilized and transitional SBC properties nationwide through the following programs:

●	Fixed mortgage loans. Loans for the acquisition or refinancing of stabilized properties secured by traditional commercial properties such as multi-family, office, retail, mixed use or warehouse properties, which are often guaranteed by the property owners. The loans are typically amortizing and have maturities of five to twenty years.

●	Transitional loans. Loans for the acquisition of properties requiring more substantial expenditures for stabilization, secured by traditional commercial properties such as multi-family, office, retail, mixed use or warehouse properties which may be guaranteed by the property owners. The loans are typically interest-only and have maturities of two to four years.

●	Freddie Mac loans. Origination of loans ranging from $1 million to $7.5 million secured by multi-family properties through the recently launched Freddie Mac program. We sell qualifying loans to Freddie Mac, which, in turn, sells such loans to securitization structures.

●	SBA loans. Loans secured by real estate, machinery, equipment and inventory that are guaranteed, typically 75% under the SBA Section 7(a) Programs. SBA loans include personal guarantees of the borrower and are typically amortizing and have maturities of seven to twenty-five years.

●	Residential Loans. We are approved to originate and service Fannie Mae, Freddie Mac and Ginnie Mae eligible loans through the residential mortgage loan programs. These include prime, subprime and alternative-A and alternative-B mortgage loans, which may be adjustable-rate, hybrid and/or fixed-rate residential mortgage loans and pay option adjustable rate mortgage loans (“ARMs”).

Our loan origination segments include: (i) SBC Originations (ii) SBA Originations and (iii) Residential Mortgage Originations.

SBC Originations. We operate our SBC loan originations segment through ReadyCap Commercial. ReadyCap Commercial is a specialty-finance nationwide originator focused on originating commercial real estate mortgage loans through its conventional, agency multi-family and transitional loan programs. The following table summarizes the loan features of ReadyCap Commercial’s product types:

Through December 31, 2020, we have originated approximately $6.4 billion in SBC loans since Ready Capital’s inception.  The following chart summarizes our annual SBC loan originations since 2017:

As of December 31, 2020, our originated SBC loans held in our portfolio had a UPB and carrying value of approximately $2.5 billion. Our originated SBC loans, substantially all of which are currently classified as performing loans, represented approximately 54.7% of the UPB and 55.5% of the carrying value of our total loan portfolio as of December 31, 2020.

The following table summarizes our originated SBC loan securitization activities ($ in millions):

Deal Name	Asset Class	Issuance	Bonds Issued	Outstanding Balances	Weighted Average Debt Cost
RCMT 2014-1	SBC Originated Conventional	September 2014	$181.7	$25.7	3.2%
RCMT 2015-2	SBC Originated Conventional	November 2015	218.8	65.9	4.0%
FRESB 2016-SB11	Originated Agency Multi-family	January 2016	110.0	38.7	2.8%
FRESB 2016-SB18	Originated Agency Multi-family	July 2016	118.0	43.4	2.2%
RCMT 2016-3	SBC Originated Conventional	November 2016	162.1	54.5	3.4%
FRESB 2017-SB33	Originated Agency Multi-family	June 2017	197.9	141.6	2.6%
RCMF 2017-FL1	SBC Originated Transitional	August 2017	198.8	-	L + 139 bps
FRESB 2018-SB45	Originated Agency Multi-family	January 2018	362.0	295.7	2.8%
RCMT 2018-4	SBC Originated Conventional	March 2018	165.0	108.7	3.8%
RCMF 2018-FL2	SBC Originated Transitional	June 2018	217.1	110.2	L + 121 bps
FRESB 2018-SB52	Originated Agency Multi-family	September 2018	505.0	474.6	2.9%
FRESB 2018-SB56	Originated Agency Multi-family	December 2018	507.3	485.3	3.6%
RCMT 2019-5	SBC Originated Conventional	January 2019	355.8	267.2	4.1%
RCMF 2019-FL3	SBC Originated Transitional	April 2019	320.2	282.4	L + 133 bps
RCMT 2019-6	SBC Originated Conventional	November 2019	430.7	406.1	3.2%
RCMF 2020-FL4	SBC Originated Transitional	June 2020	405.3	405.3	L + 290 bps
KCMT 2020-S3	SBC Originated conventional	September 2020	263.2	262.8	5.3%
Total			$4,718.9	$3,468.1	2.4%

Additionally, ReadyCap Commercial has been approved by Freddie Mac as one of 12 originators and servicers for multi-family loan products under the Freddie Mac program. As of December 31, 2020, ReadyCap Commercial employs 85 people focused on originating and supporting the SBC loan origination business.

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

We expect to continue to source SBC loan originations through the following loan origination channels:

●	Direct and indirect lending relationships. We will generate loan origination leads directly through our extensive relationships with commercial real estate brokers, bank loan officers and mortgage brokers that refer leads to our loan officers. To a lesser extent, we will also source loan leads through commercial real estate realtors, trusted advisors such as financial planners, lawyers, and certified public accountants (“CPAs”) and through direct-to-the-borrower transactions.

●	Other direct origination sources for SBC loans. From time to time, we may enter into strategic alliances and other referral programs with servicers, sub-servicers, strategic partners and vendors targeted at the refinancing of SBC loans.

SBA Origination, Acquisition and Servicing Platforms

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

We are actively participating in the Paycheck Protection Program (“PPP”) through the United States Department of the Treasury and SBA. PPP loans have: (a) an interest rate of 1.0%, (b) a five-year loan term to maturity for loans made on or after June 5, 2020 (loans made prior to June 5, 2020 have a two-year term, however borrowers and lenders may mutually agree to extend the maturity for such loans to five years); and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP. These loans also earn an origination fee of 1% to 5%, depending on the loan size.

Key Feature	Program Summary
Use of Proceeds	Fixed assets, working capital, real estate, financing of start-up or to purchase an existing business. Some debt payment allowed but lender’s loan exposure may not be reduced with the proceeds.
Maximum Loan Amount	$5,000,000
Maturity	25 years for equipment and real estate. All other loan purposes have a maximum term of ten years.
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

Yearly Fee	The ongoing yearly fee due from lenders to SBA is 0.55% of the guaranteed portion of the outstanding balance on the 7(a) loan.
Personal Guarantee	Required from all owners of 20% or more of the equity of the business. Lenders can require personal guarantees of owners with less than 20% ownership.

Sources:  SBA, Business Development Corporation, Office of the Comptroller of the Currency, Congressional Research Service

Our return on equity related to the SBA 7(a) program is generated through retained yield on the unguaranteed principal balance as well as sale premium and retained servicing on the guaranteed principal balance as displayed by the following:

The following table sets forth certain information as of December 31, 2020 related to our acquired and originated SBA 7(a) loan portfolio (in thousands):

Contractual Status (1)	UPB	% of Total	Carrying Value (2)	% of Total
Current	$710,231	96.8%	$686,597	97.1%
30 - 59 days delinquent	6,173	0.8	5,836	0.8
60 + days delinquent	17,169	2.3	14,911	2.1
Bankruptcy / Foreclosure	754	0.1	201	-
Total	$734,327	100.0%	$707,545	100.0%
(1) Includes loan assets of consolidated VIEs. (2) Excludes specific and general allowance for loan losses.

We have originated more than $819.5 million in SBA loans since our program’s inception in mid-2015 through December 31, 2020, excluding PPP loans. As of December 31, 2020, our originated SBA loans held in our loan portfolio had a UPB of $471.8 million and a carrying value of approximately $460.0 million.

The following table sets forth certain information as of December 31, 2020 related to our sale of originated SBA loans (in thousands):

Quarter	Proceeds Received for Sale of Guaranteed Portion of Loans	UPB Sold	Net Proceeds	Weighted Average Sales Premium (1)
Q1 2018	$33,647	$30,158	$3,487	11.6%
Q2 2018	55,574	50,064	5,510	11.0
Q3 2018	35,086	31,995	3,091	9.7
Q4 2018	54,996	50,426	4,570	9.1
Q1 2019	43,582	39,759	3,823	9.6
Q2 2019	45,493	41,036	4,457	10.9
Q3 2019	29,302	26,409	2,893	11.0
Q4 2019	52,859	48,146	4,713	9.8
Q1 2020	51,964	47,427	4,537	9.6
Q2 2020	18,597	16,917	1,680	9.9
Q3 2020	44,367	39,635	4,732	11.9
Q4 2020	83,437	74,730	8,707	11.7
Three year total	$548,904	$496,703	$52,200	10.5%
(1)	Weighted average sales premiums are net after sharing any premiums above 10% with the SBA

We use the securitization markets to access term financing on the unguaranteed retained portion of the SBA 7(a) Program loans. The following table summarizes our SBA loan securitization activities ($ in millions):

Deal Name	Asset Class	Issuance	Bonds Issued	Outstanding Balances	Weighted Average Debt Cost
RCLT 2015-1	SBA 7(a) Loans	June 2015	$189.5	$-	Lesser of L + 125 bps or Prime -150 bps
RCLT 2019-2	SBA 7(a) Loans	December 2019	131.0	103.0	L + 250 bps

Residential Mortgage Origination Platforms

GMFS currently originates loans that are eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, VA and USDA through retail, correspondent and broker channels. GMFS is licensed in 18 states and provides a wide range of residential mortgage services, including home purchase financing, mortgage refinancing, reverse mortgages, new construction loans and condo financing. GMFS operates through 12 retail branches located in Louisiana, Georgia, Mississippi, Alabama, and Texas. GMFS employs both a servicing retained and servicing released execution strategy. During 2020, GMFS retained approximately 98% of loans originated. Our residential mortgage loan portfolio represented approximately 5.9% of the carrying value and 5.6% of the UPB of our total loan portfolio as of December 31, 2020. Our residential mortgage origination platform employed a total of 304 people as of December 31, 2020.

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

The following tables set forth certain historical information on our GMFS residential mortgage portfolio:

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

We believe that we have a significant opportunity to expand our footprint within the mortgage banking industry through:

●	Enhancement of our technology systems to drive further efficiency and customer satisfaction.
●	Increased penetration of existing clients and through the addition of new branches and independent originators in our correspondent and wholesale channels.
●	Opportunistic geographic expansion in our retail channel.

Our Loan Pipeline. We have a large and active pipeline of potential acquisition and origination opportunities that are in various stages of our investment process. We refer to assets as being part of our acquisition pipeline or our origination pipeline if:

●	an asset or portfolio opportunity has been presented to us and we have determined, after a preliminary analysis, that the assets fit within our investment strategy and exhibit the appropriate risk/reward characteristics and
●	in the case of acquired loans, we have executed a non-disclosure agreement (“NDA”) or an exclusivity agreement and commenced the due diligence process or we have executed more definitive documentation, such as a letter of intent (“LOI”), and in the case of originated loans, we have issued an LOI, and the borrower has paid a deposit.

We operate in a competitive market for investment opportunities and competition may limit our ability to originate or acquire the potential investments in the pipeline. The consummation of any of the potential loans in the pipeline depends upon, among other things, one or more of the following: available capital and liquidity, our Manager’s allocation policy, satisfactory completion of our due diligence investigation and investment process, approval of our Manager’s Investment Committee, market conditions, our agreement with the seller on the terms and structure of such potential loan, and the execution and delivery of satisfactory transaction documentation. Historically, we have acquired less than a majority of the assets in our Manager’s pipeline at any one time and there can be no assurance the assets currently in its pipeline will be acquired or originated by our Manager in the future. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Key Financial Measures and Indicators” included in this annual report on Form 10-K for further information on our acquisition and origination pipelines.

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

As of December 31, 2020, our committed and outstanding financing arrangements included:

($ in thousands)	Commitment	Carrying Value	Available	Maturity Dates
Secured borrowings (warehouse credit facilities and borrowings under repurchase agreements, excluding agency)	$2,210,181	$998,566	$1,211,615	2021 - 2023
Secured borrowings (agency)	600,222	371,953	228,269	2021 - 2022
Senior secured notes, net	179,659	179,659	—	2022
Corporate bonds, net	150,989	150,989	—	2021 - 2026
Convertible bonds, net	112,129	112,129	—	2023
Total recourse debt	$3,253,180	$1,813,296	$1,439,884	2021 - 2026
Securitized debt obligations, net	$1,905,749	$1,905,749	$—	2021 - 2026	(a)
Total non-recourse debt	$1,905,749	$1,905,749	$—	2021 - 2026

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

As of December 31, 2020, we had a leverage ratio of 2.2x on a recourse debt-to-equity ratio consisting of 1.2x on warehouse credit facilities and borrowings under repurchase agreements, excluding agency, 0.5x on corporate debt and 0.5x on agency secured borrowings.

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

CORPORATE GOVERNANCE

We strive to maintain an ethical workplace in which the highest standards of professional conduct are practiced.

●	Our board of directors is composed of a majority of independent directors. The Audit, Nominating and Corporate Governance and Compensation Committees of our board of directors are composed exclusively of independent directors.

●	In order to foster the highest standards of ethics and conduct in all business relationships, we have adopted a Code of Conduct and Ethics policy, which covers a wide range of business practices and procedures, that applies to our officers, directors, employees, if any, and independent contractors, to our Manager and our Manager’s officers and employees, and to any of our affiliates or affiliates of our Manager, and such affiliates’ officers and employees, who provide services to us or our Manager in respect of our Company. In addition, we have implemented Whistleblowing Procedures for Accounting and Auditing Matters and Code of Conduct and Ethics Violations (the “Whistle-blower Policy”) that set forth procedures by which any Covered Persons (as defined in the Whistle-blower Policy) may raise, on a confidential basis, concerns regarding, among other things, any questionable or unethical accounting, internal accounting controls or auditing matters and any potential violations of the Code of Conduct and Ethics with our Audit Committee or the Chief Compliance Officer.

●	We have adopted an Insider Trading Policy for Trading in the Securities of our Company (the “Insider Trading Policy”), that governs the purchase or sale of our securities by any of our directors, officers, and associates (as defined in the Insider Trading Policy), if any, and independent contractors, as well as officers and employees of our Manager and our officers, employees and affiliates, and that prohibits any such persons from buying or selling our securities on the basis of material non-public information.

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

In the face of this competition, we expect to have access to our Manager’s professionals and their industry expertise, which may provide us with a competitive advantage in sourcing transactions and help it assess acquisition and origination risks and determine appropriate pricing for potential assets. Additionally, we believe that we are currently one of only a handful of active market participants in the secondary SBC loan market. Due to the special servicing expertise needed to effectively manage these assets, the small size of each loan, the uniqueness of the real properties that collateralize the loans and the need to bring residential mortgage credit analysis into the underwriting process, we expect a competitive demand for these assets to remain constrained. We seek to manage credit risk through our loan-level pre-origination or pre-acquisition due diligence and underwriting processes, which as of December 31, 2020 has limited the amount of realized losses. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see “Item 1A - Risk Factors – Risks Related to Our Business – New entrants in the market” for SBC loan acquisitions and originations could adversely impact our ability to acquire SBC loans at attractive prices and originate SBC loans at attractive risk-adjusted returns.

HUMAN CAPITAL MANAGEMENT

We are managed by Waterfall pursuant to the management agreement with Waterfall. Our Chief Financial Officer and Chief Operating Officer are dedicated exclusively to us, along with several of Waterfall’s accounting professionals, a marketing professional, and an information technology professional who are also dedicated primarily to us. We or Waterfall may in the future hire additional personnel that may be dedicated to our business. However, other than our Chief Financial Officer and Chief Operating Officer, Waterfall is not obligated under the management agreement to dedicate any of its personnel exclusively to our business, nor is it or its personnel obligated to dedicate any specific portion of its or their time to our business. Accordingly, with the exception of our Chief Financial Officer and Chief Operating Officer, our executive officers are not required to devote any specific amount of time to our business. We are responsible for the costs of our own employees. In our recruitment efforts, we strive to have a diverse group of candidates to consider for roles. Our Manager and we invest heavily in developing and supporting our employees throughout their careers. We strive to maintain a work environment that fosters professionalism, high standards of business ethics, teamwork and cooperation. In fiscal 2020, as a result of the COVID-19 pandemic, our workforce primarily worked remotely and our Manager instituted safety protocols to enable certain employees to work on site when needed. With the exception of our ReadyCap Commercial, ReadyCap Lending, Knight Capital, and GMFS subsidiaries, which will employ their own personnel, we do not expect to have our own employees.  Our corporate headquarters are located at 1251 Avenue of the Americas, 50th Floor, New York, NY 10020, and our telephone number is (212) 257-4600.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below are the name, age, position in the Company and certain biographical information for our executive officers and other key personnel.

Thomas E. Capasse, 64 is the Chairman of the Board of Directors and Chief Executive Officer. He is a Manager and co-founder of our Manager. Prior to founding Waterfall, Mr. Capasse managed the principal finance groups at Greenwich Capital from 1995 until 1997, Nomura Securities from 1997 until 2001, and Macquarie Securities from 2001 until 2004. Mr. Capasse has significant and long-standing experience in the securitization market as a founding member of Merrill Lynch’s ABS Group (1983 – 1994) with a focus on MBS transactions (including the initial Subprime Mortgage and Manufactured Housing ABS) and experience in many other ABS sectors. Mr. Capasse began his career as a fixed income analyst at Dean Witter and Bank of Boston. Mr. Capasse received a Bachelor of Arts degree in Economics from Bowdoin College in 1979.

Jack J. Ross, 64 is the President and member of our Board of Directors. He is a Manager and co-founder of our Manager. Prior to founding Waterfall in January 2005, Mr. Ross was the founder of Licent Capital, a specialty broker/dealer for intellectual property securitization. From 1987 until 1999, Mr. Ross was employed by Merrill Lynch where he managed the real estate finance and ABS groups. Mr. Ross began his career at Drexel Burnham Lambert where he worked on several of the early ABS transactions and at Laventhol & Horwath where he served as a senior auditor. Mr. Ross received a Master of Business Administration degree in Finance with distinction from the University of Pennsylvania’s Wharton School of Business in 1984 and a Bachelor of Science degree in Accounting, cum laude, from the State University of New York at Buffalo in 1978.

Thomas Buttacavoli, 44 is the Chief Investment Officer and Portfolio Manager of our SBC loan portfolio. He is a Manager, Managing Director and co-founder of our Manager. Prior to joining Waterfall in 2005, Mr. Buttacavoli was a Structured Finance Analyst specializing in intellectual property securitization at Licent Capital. Prior to joining Licent Capital, he was a Strategic Planning Analyst at BNY Capital Markets. Mr. Buttacavoli started his career as a Financial Analyst within Merrill Lynch’s Partnership Finance Group. Mr. Buttacavoli received a Bachelor of Arts degree in Finance and Accounting from New York University’s Stern School of Business in 1999.

Andrew Ahlborn, 37 is the Chief Financial Officer. Mr. Ahlborn joined our Manager in 2010 and has been the Controller of Ready Capital since 2015. Prior to joining our Manager, he worked in Ernst & Young, LLP's Financial Services Office. Mr. Ahlborn received a Bachelor of Science degree in Accounting from Fordham University's Gabelli School of Business and a Master of Business Administration through Columbia Business School. He is a licensed Certified Public Accountant in New York.

Gary T. Taylor, 62 is the Chief Operating Officer. Prior to joining the Company, Mr. Taylor served as President and Chief Operating Officer of Newtek Business Credit from May 2015 to March 2019. From 2013 to 2015, Mr. Taylor was Managing Director at Brevet Capital Management, and before that he was Chief Operating Officer of CIT Small Business Lending from 2007 to 2013. Earlier in his career, Mr. Taylor held numerous roles within the financial services industry including Lehman Brothers, Moody's Investor Service, AT&T Capital Corporation, Resolution Trust Corporation, First Chicago Bank & Trust, and Chase Manhattan Bank. Mr. Taylor received a Bachelor of Science degree, with Honors, in Business from Florida A&M University.

RECENT DEVELOPMENTS

On December 6, 2020, we, Anworth, and RC Merger Subsidiary, LLC, a Delaware limited liability company and a wholly owned subsidiary of Ready Capital (“Merger Sub”), entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, subject to the terms and conditions therein, Anworth will be merged with and into Merger Sub, with Merger Sub remaining as a wholly owned subsidiary of us (such surviving company, the “Surviving Company” and such transaction, the “Merger”). Following the consummation of the Merger, the Surviving Company will be contributed to the Operating Partnership in exchange for additional partnership units.

The Merger with Anworth, a specialty finance company that focuses primarily on residential mortgage-backed securities and residential loans that are either rated “investment grade” or are guaranteed by federally sponsored enterprises, is expected to substantially increase our capital base and equity capitalization, which we believe will support the continued growth of our diversified platform and execution of our strategy. We believe that the Merger will provide us with improved scale, liquidity and capital alternatives, as well as increased portfolio diversification and potential cost savings and efficiencies over time resulting from the allocation of operating expenses over a larger portfolio. Our underwriting of the Merger with Anworth suggests that following the completion of the Merger, based on expected market conditions at such time, our book value will be in excess of $1 billion. Following the completion of the Merger, we currently intend to manage the liquidation and runoff of certain assets within the Anworth portfolio and repay certain indebtedness on the Anworth portfolio, and to redeploy the capital into opportunities in our core SBC strategies and other assets that we expect will generate attractive risk-adjusted returns and long-term earnings accretion. We currently expect that the Merger will close as soon as the first quarter of 2021, subject to the respective approvals of our stockholders and Anworth’s stockholders and other customary closing conditions.

Concurrently with entering into the Merger Agreement, we, Sutherland Partners, LP and Waterfall Asset Management, LLC entered into the First Amendment to the Amended and Restated Management Agreement (the “Amendment”), to amend the Amended and Restated Management Agreement, dated May 9, 2016 (the “Management Agreement”). The Amendment provides that, contingent upon the closing of the Merger, the Manager’s base management fee will be reduced by $1,000,000 per quarter for each of the first full four quarters following the effective time of the Merger (the “Temporary Fee Reduction”). Other than the Temporary Fee Reduction set forth in the Amendment, the terms of the Management Agreement remain the same.

Subsequent to December 31, 2020, we completed the issuance of a public offering of $201.3 million in 5.75% senior notes due 2026 on February 10, 2021. We intend to use the net proceeds from the offering to redeem all of the outstanding 2021 Notes. We intend to use the remainder of the net proceeds for general business purposes, including to fund our small balance commercial origination and acquisition pipelines.

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

We anticipate a significant portion of our investments will be in the form of SBC loans that are subject to increased risks.

Our acquired non-performing loans represented in the aggregate 1.4% of the UPB and 1.3% of the carrying value of our total loan portfolio as of December 31, 2020. As of December 31, 2020, our non-performing acquired loan portfolio had a current unpaid principal balance of $62.8 million and a carrying value of $57.0 million. We consider a loan to be performing if the borrower is current on 100% of the contractual payments due for principal and interest during the most recent 90 days. We consider a loan to be non-performing if the borrower does not meet the criteria of a performing loan. Non-performing SBC loans are subject to increased risks of credit loss for a variety of reasons, including, the underlying property is too highly-leveraged or the borrower has experienced financial distress. Whatever the reason, the borrower may be unable to meet its contractual debt service obligation to us or our subsidiaries. Non-performing SBC loans may require a substantial amount of workout negotiations and/or restructuring, which may divert our attention from other activities and entail, among other things, a substantial reduction in the interest rate or capitalization of past due interest. However, even if restructurings are successfully accomplished, risks still exist that borrowers will not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity. Additional risks inherent in the acquisition of non-performing SBC loans include undisclosed claims, undisclosed tax liens that may have priority, higher legal costs and greater difficulties in determining the value of the underlying property.

As of December 31, 2020, the average loan-to-value (“LTV”) of ReadyCap Commercial’s originated portfolio was 65%. The weighted average LTV of our acquired loans was 39% as of December 31, 2020. If such SBC loans with higher LTV ratios become delinquent, we may experience greater credit losses compared to lower-leveraged properties. Additional risks inherent in the acquisition of delinquent SBC loans include undisclosed claims, undisclosed tax liens that may have priority, higher legal costs and greater difficulties in determining the value of the underlying property.

The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets.

A portion of the SBC loans and ABS assets we own, acquire or originate may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. In addition, our real estate investments, including the properties we acquired through our acquisition of Owens Realty Mortgage, Inc. (“ORM”) and any properties acquired by us through foreclosure, are relatively illiquid and difficult to buy and sell quickly. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less value than the value at which we have previously recorded our assets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

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

Recent market conditions may make it more difficult to analyze potential investment opportunities for our portfolio of assets.

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

In the future, it is possible that we may find it necessary or desirable to foreclose on some, if not many, of the SBC loans we acquire, and the foreclosure process may be lengthy and expensive. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us including, without limitation, numerous lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action and force us into a modification of the SBC loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can sometimes take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process. Foreclosure may create a negative public perception of the related mortgaged property, resulting in a decrease in its value. Even if we are successful in foreclosing on a SBC loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the SBC loan, resulting in a loss to us. Furthermore, any costs or delays involved in the completion of a foreclosure of the SBC loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss. Any such reductions could materially and adversely affect the value of the commercial SBC loans in which we invest and, therefore, could have a material and adverse effect on our business, results of operations and financial condition.

Real estate properties acquired through our acquisition of ORM or through foreclosure subject us to additional risks associated with owning real estate.

We have acquired real estate properties through our acquisition of ORM. These assets expose us to additional risks, including, without limitation:

●	facing difficulties in integrating these properties with our existing business operations;
●	incurring costs to carry, and in some cases make repairs or improvements to these assets, which requires additional liquidity and results in additional expenses that could exceed our original estimates and impact our operating results;
●	not being able to realize sufficient amounts from sales of the properties to avoid losses;
●	not being able to sell properties, which are not liquid assets, in a timely manner, or at all, when we need to increase liquidity through asset sales;
●	properties being acquired with one or more co-owners (called tenants-in-common) where development or sale requires written agreement or consent by all; without timely agreement or consent, we could suffer a loss from being unable to develop or sell the property;
●	maintaining occupancy of the properties;
●	controlling operating expenses;
●	coping with general and local market conditions;
●	complying with changes in laws and regulations pertaining to taxes, use, zoning and environmental protection;
●	possible liability for injury to persons and property;
●	possible uninsured losses related to environmental events such as earthquakes, floods and/or mudslides; and
●	possible liability for environmental remediation.

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

The departure of the United Kingdom from the European Union could affect our investments directly.

The decision made in the British referendum of June 23, 2016 to leave the European Union, commonly referred to as "Brexit," has led to volatility in the financial markets of the United Kingdom and more broadly across Europe and may also lead to weakening in consumer, corporate and financial confidence in such markets. On January 31, 2020, the United Kingdom officially withdrew from the European Union (such withdrawal commonly being referred to as “Brexit”). As of that date, the United Kingdom entered a transitional period with the European Union, which ended on December 31, 2020. On December 24, 2020, the European Union and the United Kingdom agreed on the Trade and Cooperation Agreement (the "Trade and Cooperation Agreement"), which sets out the principles of the relationship between the European Union and the United Kingdom following the end of the transitional period.

We currently hold, and may acquire additional, investments that are denominated in Pounds Sterling (“GBP”) and EURs (including loans secured by assets located in the United Kingdom or Europe), as well as equity interests in real estate properties located in Europe. Our assets and liabilities denominated in GBP may be subject to increased risks related to these currency rate fluctuations and our net assets in U.S. dollar terms may decline. Currency volatility may mean that our assets and liabilities are adversely affected by market movements and may make it more difficult, or more expensive, for us to execute appropriate currency hedging policies. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which E.U. laws to replace or replicate. Brexit could also have a destabilizing effect if other E.U. member states were to consider the option of leaving the European Union. For these reasons, the United Kingdom's exit from the European Union could have adverse consequences on our business, financial condition and results of operations.

The ongoing COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and to our business, and may continue to have an adverse impact on our performance, financial condition and results of operations.

The ongoing COVID-19 pandemic in many countries continues to adversely impact global economic activity and has contributed to significant volatility in financial markets. On March 11, 2020, the World Health Organization publicly characterized COVID-19 as a pandemic. On March 13, 2020, former President Trump declared the COVID-19 outbreak a national emergency. The global impact of the pandemic has been rapidly evolving, and as cases of the virus increased around the world, governments and organizations have implemented a variety of actions to mobilize efforts to mitigate the ongoing and expected impact. Many governments have reacted by instituting quarantines, restrictions on travel, school closures, bans on public events and on public gatherings, “shelter in place” or “stay at home” rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. Although, in certain cases, exceptions may be available for certain essential operations and businesses, and in other cases certain of these restrictions have been relaxed or phased out, many of these or similar restrictions remain in place, continue to be implemented or additional restrictions are being considered. There is no assurance that any exceptions or easing of restrictions will enable us to avoid adverse effects to our results of operations and business. Further, such actions have created, and expect to continue to create, disruption in real estate financing transactions and the commercial real estate market and adversely impact a number of industries, including many small businesses throughout the United States. The pandemic has triggered a period of economic slowdown. Experts are uncertain as to how long these conditions may last.

In the United States, there have been a number of federal, state and local government initiatives applicable to a significant number of mortgage loans, to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries. In March 2020, the U.S. Congress approved, and former President Trump signed into law, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act provides approximately $2 trillion in financial assistance to individuals and businesses resulting from the COVID-19 pandemic. The CARES Act, among other things, provided certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and loan forgiveness and/or forbearance.  The Federal Reserve implemented asset purchase and lending programs, including purchases of residential and commercial mortgage backed securities and the establishment of lending facilities to support loans to small- and mid-size businesses. To further address the continued economic impact of the COVID-19 pandemic, the U.S. Congress passed, and former President Trump signed into law, a second COVID-19 relief bill in December 2020, which provided approximately $900 billion in additional financial assistance to individuals and businesses, including funds for rental assistance to be distributed by state and local governments and a revival of the forgivable small business loan program originally provided for under the CARES Act. Although these actions by the federal government, together with other actions taken at the federal, regional and local levels, are intended to support these economies, and while President Biden, with the support of a Democratic Congress, is likely to implement additional relief measures in 2021, there is no guarantee that such measures will provide sufficient relief to avoid continued adverse effects of the COVID-19 pandemic on the economy. Similar actions have been taken by governments around the globe but as is the case in the United States there is no assurance that such measures will prevent further economic disruptions, which may continue to be significant, around the world.

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

The rapid development and fluidity of the circumstances resulting from this pandemic precludes any prediction as to the ultimate adverse impact of COVID-19. There are no comparable recent events which provide guidance as to the effect of the spread of COVID-19 and a pandemic on our business. Nevertheless, COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations and cash flows. Moreover, many risk factors set forth in this annual report on Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

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

Our loans are generally secured by multi-family, office, retail, mixed use, commercial or warehouse properties and are subject to risks of delinquency, foreclosure and loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things:

●tenant mix;
●success of tenant businesses;
●property management decisions;
●property location, condition and design;
●competition from comparable types of properties;
●changes in national, regional or local economic conditions and/or specific industry segments;
●declines in regional or local real estate values;
●declines in regional or local rental or occupancy rates;
●increases in interest rates, real estate tax rates and other operating expenses;
●costs of remediation and liabilities associated with environmental conditions;
●the potential for uninsured or underinsured property losses;
●changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and
●acts of God, terrorism, social unrest and civil disturbances.

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

Our loan portfolio is concentrated in California, Texas, New York, Florida, and Illinois and represents approximately 18.1%, 14.2%, 9.8%, 7.8%, and 5.2%, respectively, of our total loans as of December 31, 2020. Continued deterioration of economic conditions in these or in any other state in which we have a significant concentration of borrowers could have a material and adverse effect on our business by reducing demand for new financings, limiting the ability of customers to repay existing loans and impairing the value of our real estate collateral and real estate owned properties. For example, the real estate market in South Florida has experienced a significant downturn which has an adverse impact on the collateral securing our loans in these areas.

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

We are an approved Freddie Mac seller/servicer. As an approved seller/servicer, we are required to conduct certain aspects of our operations in accordance with applicable policies and guidelines published by Freddie Mac and we are required to pledge a certain amount of cash to Freddie Mac to collateralize potential obligations to it. Freddie Mac performed an audit in June 2016. As a result of that audit, ReadyCap Commercial received an overall assessment of Satisfactory. Failure to maintain our status as an approved seller/servicer would mean we would not be able to sell mortgage loans to Freddie Mac, could result in us being required to re-purchase loans previously sold to Freddie Mac, or could otherwise restrict our business and investment options and could harm our business and expose us to losses or other claims. Freddie Mac may, in the future, require us to hold additional capital or pledge additional cash or assets in order to maintain approved seller/servicer status, which, if required, would adversely impact our financial results. Loans sold to Freddie Mac that may be required to be re-purchased as of December 31, 2020 included 19 loans with a combined unpaid principal balance of $50.4 million.

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

During the past few years, the Trump Administration has sought to deregulate the U.S. financial industry, such as by altering provisions of the Dodd-Frank Act, including certain provisions affecting the mortgage industry. These efforts included former President Trump signing into law the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "EGRRCPA") in 2018, which included several provisions that seek to reduce the regulatory burden on smaller banking entities engaged in mortgage lending, as well as to expand mortgage credit availability. For example, the EGRRCPA exempts designated institutions from compliance with ability-to-pay requirements for certain qualified residential mortgage loans, expanding the definition of qualified mortgages which may be held by a financial institution, and also exempts certain institutions from data disclosure requirements under the Home Mortgage Disclosure Act of 1975. It is possible that Democratic majorities in the House and Senate, with the support of the Biden Administration, will roll back some of the changes made by EGRRCPA to the Dodd-Frank Act, although it is not possible at this time to predict the nature or extent of any amendments.

The Biden Administration, along with the Democratic Congress, is likely to focus in the short-term on additional stimulus measures to address the economic impact of the COVID-19 pandemic, rather than comprehensive financial services and banking reform. However, in the long-term the Biden Administration and Congress are likely to take a more active approach to banking and financial regulation than the prior Trump Administration, particularly to promote policy goals involving climate change, racial equity, environmental, social, and corporate governance ("ESG") matters, consumer financial protection and infrastructure. In addition, the substance of regulatory supervision may be influenced through the appointment of individuals to the Federal Reserve Board and other financial regulatory bodies. With the support of a Democratic majority in Congress, President Biden is more likely to be able to have his nominees to such bodies confirmed and, accordingly, carry out the Administration's regulatory agenda. We cannot predict the ultimate content, timing, or effect of legislative and/or regulatory actions under a Biden Administration and Democratic Congress, nor is it possible at this time to estimate the impact of any such actions which could have a dramatic impact on our business, results of operations and financial condition.

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

We may make investments through joint ventures. Such joint venture investments may involve risks not otherwise present when we make investments without partners, including the following:

●	we may not have exclusive control over the investment or the joint venture, which may prevent us from taking actions that are in our best interest and could create the potential risk of creating impasses on decisions, such as with respect to acquisitions or dispositions;

●	joint venture agreements often restrict the transfer of a partner’s interest or may otherwise restrict our ability to sell the interest when we desire and/or on advantageous terms;

●	joint venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling its interest to that partner;

●	a partner may, at any time, have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals;

●	a partner may be in a position to take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT and our exemption from registration under the Investment Company Act;

●	a partner may fail to fund its share of required capital contributions or may become bankrupt, which may mean that we and any other remaining partners generally would remain liable for the joint venture’s liabilities;

●	our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements and, in such event, we may not continue to own or operate the interests or investments underlying such relationship or may need to purchase such interests or investments at a premium to the market price to continue ownership;

●	disputes between us and a partner may result in litigation or arbitration that could increase our expenses and prevent our Manager and our officers and directors from focusing their time and efforts on our business and could result in subjecting the investments owned by the joint venture to additional risk; or

●	we may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect our ability to qualify as a REIT or maintain our exclusion from registration under the Investment Company Act, even though we do not control the joint venture.

●	any of the above may subject us to liabilities in excess of those contemplated and adversely affect the value of our joint venture investments.

Our inability to manage future growth could have an adverse impact on our financial condition and results of operations.

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

A decline in the fair market value of our assets may adversely affect us, particularly in instances where we have borrowed money based on the fair market value of those assets. If the fair market value of those assets decline, the lender may require us to post additional collateral to support the loan. If we are unable to post the additional collateral, we would have to sell the assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to stockholders.

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

Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions. Changes in such rules, accounting interpretations or our assumptions could adversely impact our ability to timely and accurately prepare our consolidated financial statements.

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

Provisions for credit losses are difficult to estimate.

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

On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments-Credit Losses, which replaces the “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is to be based on past events including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter.

Risks Related to Our Relationship with Our Manager

We depend on Waterfall and its key personnel for our success. We may not find a suitable replacement for Waterfall if the management agreement with Waterfall is terminated, or if key personnel leave the employment of Waterfall or otherwise become unavailable to us.

We are dependent on Waterfall for our day-to-day management. Our Chief Financial Officer and Chief Operating Officer, who are employed by Waterfall, are dedicated exclusively to our business, and several of Waterfall’s accounting professionals are also dedicated exclusively to our business, and such persons are expected to be dedicated to us. In addition, Waterfall or we may in the future hire additional personnel that may be dedicated to our business. However, other than our Chief Financial Officer and Chief Operating Officer, Waterfall is not obligated under the management agreement to dedicate any of its personnel exclusively to our business, nor is it or its personnel obligated to dedicate any specific portion of its or their time to our business. We will also be responsible for the costs of our own employees. However, with the exception of our subsidiaries, which will employ their own personnel, we do not expect to have our own employees. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the executive officers and key personnel of Waterfall. The executive officers and key personnel of Waterfall will evaluate, negotiate, structure, close and monitor our acquisitions of assets, and our success will depend on its continued service. The departure of any of the executive officers or key personnel of Waterfall could have a material adverse effect on our performance. In addition, we offer no assurance that Waterfall will remain our Manager or that we will continue to have access to Waterfall’s principals and professionals. The current term of our management agreement with Waterfall runs through October 31, 2021 and, unless terminated in accordance with its terms, our management agreement will automatically renew for a successive one-year term on each anniversary thereafter. If the management agreement is terminated and no suitable replacement is found to manage the Company, we may not be able to execute our business plan.

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

We are subject to conflicts of interest arising out of our relationship with Waterfall and its affiliates. Our Chief Financial Officer and Chief Operating Officer are dedicated exclusively to us, along with several of Waterfall’s accounting professionals, a marketing professional, and an information technology professional who are also dedicated primarily to us. With the exception of our subsidiaries, which will employ their own personnel, we do not expect to have our own employees. In addition, we expect that the Chief Executive Officer, President, portfolio managers and any other appropriate personnel of Waterfall will devote such portion of their time to our affairs as is necessary to enable us to effectively operate its business. Waterfall and our officers may have conflicts between their duties to us and their duties to, and interests in, Waterfall and its affiliates. Waterfall is not required to devote a specific amount of time or the services of any particular individual to our operations. Waterfall manages or provides services to other clients, and we will compete with these other clients for Waterfall’s resources and support. The ability of Waterfall and its officers and personnel to engage in other business activities may reduce the time they spend advising us.

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

Under the partnership agreement of our operating partnership, Waterfall, the holder of the Class A special unit, will be entitled to receive an incentive distribution that may cause Waterfall to place undue emphasis on the maximization of our “distributable earnings”, which is referred to as core earnings under the partnership agreement, at the expense of other criteria, such as preservation of capital, to achieve a higher incentive distribution. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our portfolio.  For a discussion of the calculation of distributable earnings under the partnership agreement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Incentive Distribution Payable to Our Manager” included in this annual report on Form 10-K.

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

Risks Related to Our Residential Mortgage Lending Business

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

Mortgage loans also are subject to various other federal laws, including, among others:

●	the Equal Credit Opportunity Act of 1974, as amended, and Regulation B promulgated thereunder, which prohibit discrimination on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act of 1968, as amended, in the extension of credit;

●	the Truth in Lending Act, as amended (“TILA”) and Regulation Z promulgated thereunder, which both require certain disclosures to the mortgagors regarding the terms of residential loans;

●	the Real Estate Settlement Procedures Act, as amended (“RESPA”) and Regulation X promulgated thereunder, which (among other things) prohibit the payment of referral fees for real estate settlement services (including mortgage lending and brokerage services) and regulate escrow accounts for taxes and insurance and billing inquiries made by mortgagors;

●	the Americans with Disabilities Act of 1990, as amended, which, among other things, prohibits discrimination on the basis of disability in the full and equal enjoyment of the goods, services, facilities, privileges, advantages or accommodations of any place of public accommodation;

●	the Fair Credit Reporting Act of 1970, as amended, and Regulation V promulgated thereunder, which regulates the use and reporting of information related to the borrower’s credit history;

●	the Consumer Financial Protection Act, enacted as part of the Dodd-Frank Act, which (among other things) created the CFPB and gave it broad rulemaking, supervisory and enforcement jurisdiction over mortgage lenders and servicers, and proscribes any unfair, deceptive or abusive acts or practices in connection with any consumer financial product or service;

●	the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 ("S.A.F.E. Act"), under which residential mortgage loan originators employed by financial institutions, must register with the Nationwide Mortgage Licensing System and Registry, obtain a unique identifier from the registry, and maintain their registration in order to originate residential mortgage loans;

●	the Home Equity Loan Consumer Protection Act of 1988, which requires additional disclosures and limits changes that may be made to the loan documents without the mortgagor’s consent, and restricts a mortgagee’s ability to declare a default or to suspend or reduce a mortgagor’s credit limit to certain enumerated events;

●	the Depository Institutions Deregulation and Monetary Control Act of 1980, which pre-empts certain state usury laws;

●	the Dodd-Frank Act, including as described above;

●	the Service Members Civil Relief Act, as amended, which provides relief to borrowers who enter into active military service or who were on reserve status but are called to active duty after the origination of their mortgage loans;

●	the Right to Financial Privacy Act, which, among other requirements, imposes a duty to maintain confidentiality of consumer financial records; and

●	the Alternative Mortgage Transaction Parity Act of 1982, which pre-empts certain state lending laws which regulate alternative mortgage transactions.

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

GMFS is an approved Fannie Mae Seller-Servicer, Freddie Mac Seller-Servicer, Ginnie Mae issuer, HUD/ FHA mortgage, USDA approved originator, and VA lender. As an approved seller/servicer, GMFS is required to conduct certain aspects of its operations in accordance with applicable policies and guidelines published by these entities. Failure to maintain GMFS’s status as an approved seller/servicer would mean it would not be able to sell mortgage loans to these entities, could result in it being required to re-purchase loans previously sold to these entities, or could otherwise restrict our business and investment options and could harm our business and expose us to losses or other claims. Fannie Mae, Freddie Mac or these other entities may, in the future, require GMFS to hold additional capital or pledge additional cash or assets in order to maintain approved seller/servicer status, which, if required, would adversely impact our financial results.

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

A government shutdown or curtailment of the government-guaranteed loan programs could cut off an important segment of our business, and may adversely affect our SBA loan program acquisitions, originations and results of operations.

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

We will use prudent leverage to increase potential returns to our stockholders. As of December 31, 2020, our committed and outstanding financing arrangements included:

($ in thousands)	Commitment	Carrying Value	Available	Maturity Dates
Secured borrowings (warehouse credit facilities and borrowings under repurchase agreements, excluding agency)	$2,210,181	$998,566	$1,211,615	2021 - 2023
Secured borrowings (agency)	600,222	371,953	228,269	2021 - 2022
Senior secured notes, net	179,659	179,659	—	2022
Corporate bonds, net	150,989	150,989	—	2021 - 2026
Convertible bonds, net	112,129	112,129	—	2023
Total recourse debt	$3,253,180	$1,813,296	$1,439,884	2021 - 2026
Securitized debt obligations, net	$1,905,749	$1,905,749	$—	2021 - 2026	(a)
Total non-recourse debt	$1,905,749	$1,905,749	$—	2021 - 2026

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

Uncertainty regarding the expected discontinuance of the London interbank offered rate (“LIBOR”) and transition to alternative reference rates may adversely impact our borrowings and assets.

In July 2017, the United Kingdom Financial Conduct Authority, which regulates the LIBOR administrator, ICE Benchmark Administration Limited ("IBA"), announced that it would cease to compel banks to participate in settling LIBOR as a benchmark by the end of 2021. Such announcement indicates that market participants cannot rely on LIBOR being published after 2021. On December 4, 2020, the IBA published a consultation on its intention to cease the publication of LIBOR. For the most commonly used tenors (overnight and one, three, six and 12 months) of U.S. dollar LIBOR, the IBA is proposing to cease publication immediately after June 30, 2023, anticipating continued rate submissions from panel banks for these tenors of U.S. dollar LIBOR. The IBA's consultation also proposes to cease publication of all other U.S. dollar LIBOR tenors, and of all non-U.S. dollar LIBOR rates, after December 31, 2021.  The FCA and U.S. bank regulators have welcomed the IBA's proposal to continue publishing certain tenors for U.S. dollar LIBOR through June 30, 2023 because it would allow many legacy U.S. dollar LIBOR contracts that lack effective fallback provisions and are difficult to amend to mature before such LIBOR rates experience disruptions. U.S. bank regulators are, however, encouraging banks to cease entering into new financial contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. Given consumer protection, litigation, and reputation risks, U.S. bank regulators believe entering into new financial contracts that use LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks. In addition, they expect new financial contracts to either utilize a reference rate other than LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after LIBOR’s discontinuation. Although the foregoing may provide some sense of timing, there is no assurance that LIBOR, of any particular currency and tenor, will continue to be published or be representative of the underlying market until any particular date, and it appears highly likely that LIBOR will be discontinued or modified after December 31, 2021 or June 30, 2023, depending on the currency and tenor.

The Alternative Reference Rates Committee, a group of private-market participants convened by the U.S. Federal Reserve Board and the New York Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. The use of SOFR as a substitute for U.S. dollar LIBOR is voluntary and may not be suitable for all market participants. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than U.S. dollar LIBOR and is less likely to correlate with the funding costs of financial institutions. To approximate economic equivalence to LIBOR, SOFR can be compounded over a relevant term and a spread adjustment may be added.  Market practices related to SOFR calculation conventions continue to develop and may vary, and inconsistent calculation conventions may develop among financial products.

Many of our debt and interest rate hedge agreements are linked to U.S. dollar LIBOR. We expect that a significant portion of these financing arrangements and loan assets will not have matured, been prepaid or otherwise terminated prior to the time at which the IBA ceases to publish LIBOR. It is not possible to predict all consequences of the IBA's proposals to cease publishing LIBOR, any related regulatory actions and the expected discontinuance of the use of LIBOR as a reference rate for financial contracts. Some of our debt and loan assets may not include robust fallback language that would facilitate replacing LIBOR with a clearly defined alternative reference rate after LIBOR’s discontinuation, and we may need to amend these before the IBA ceases to publish LIBOR. If such debt or loan assets mature after LIBOR ceases to be published, our counterparties may disagree with us about how to calculate or replace LIBOR.  Even when robust fallback language is included, there can be no assurance that the replacement rate plus any spread adjustment will be economically equivalent to LIBOR, which could result in a lower interest rate being paid to us on such assets. Modifications to any debt, loan assets, interest rate hedging transactions or other contracts to replace LIBOR with an alternative reference rate could result in adverse tax consequences.

In addition, any resulting differences in interest rate standards among our assets and our financing arrangements may result in interest rate mismatches between our assets and the borrowings used to fund such assets. Furthermore, the transition away from LIBOR may adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments.  There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and stock price. While we expect LIBOR to be available in substantially its current form until the end of 2021, if a significant number of panel banks decline to provide LIBOR submissions to the IBA, it is possible that LIBOR will become unrepresentative of the underlying market and subject to increased volatility prior to such date. Should that occur, the risks associated with the transition to alternative reference rates will be accelerated and magnified.

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

Our potential securitization activities could expose us to litigation, adversely affecting our business and financial results.

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

Subject to maintaining our qualification as a REIT, we will likely pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest and foreign currency rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, exchange rates, the type of assets held and other changing market conditions. Hedging may fail to protect or could adversely affect us because, among other things:

●interest rate, currency and/or credit hedging can be expensive and may result in us receiving less interest income;

●available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

●the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments or “mark-to-market” losses would reduce earnings or stockholders’ equity;

●the market value of derivatives used for hedging may decrease from time to time, which may require us to deliver additional margin to our counterparties;

●the amount of income that a REIT may earn from non-qualifying hedging transactions (other than through taxable REIT subsidiaries (“TRSs”)) to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;

●the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

●the hedging counterparty owing money in the hedging transaction may default on its obligation to pay; and

●the duration of the hedge may not match the duration of the related liability.

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

To qualify as a REIT, we must generally ensure that at least 75% of our gross income for each taxable year, excluding certain amounts, is derived from certain real property-related sources, and at least 95% of our gross income for each taxable year, excluding certain amounts, is derived from certain real property-related sources and passive income such as dividends and interest. In addition, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and RMBS. The remainder of our investment in securities (other than government securities and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualifying real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by stock and securities of one or more TRSs and no more than 25% of the value of our assets may consist of “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments from our portfolio. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders. In addition, if we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT. The REIT requirements described above may also restrict our ability to sell REIT-qualifying assets, including asset sales made in connection with a disposition of certain segments of our business or in connection with a liquidation of us, without adversely impacting our qualifications as a REIT. Furthermore, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT.

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

Our taxable income may substantially exceed our net income as determined under U.S. GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, it is likely that we will acquire assets, including RMBS requiring us to accrue original issue discount (“OID”) or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. Under the Tax Cuts and Jobs Act (the "Tax Act"), we generally will be required to recognize certain amounts in income no later than the time such amounts are reflected on our financial statements.  The application of this rule may require the accrual of income earlier than would be the case under the otherwise applicable tax rules.  Although the precise application of this rule is not entirely clear, final regulations generally exclude, among other items, OID and market discount income from the applicability of this rule.  Also, in certain circumstances our ability to deduct interest expenses for U.S. federal income tax purposes may be limited. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification.  Finally, we may be required under the terms of the indebtedness that we incur to use cash received from interest payments to make principal payments on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

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

We may hold excess MSRs, which means the portion of an MSR that exceeds the arm’s-length fee for services performed by the mortgage servicer. Based on IRS guidance concerning the classification of MSRs, we intend to treat any excess MSRs we acquire as ownership interests in the interest payments made on the underlying mortgage loans, akin to an “interest only” strip. Under this treatment, for purposes of determining the amount and timing of taxable income, each excess MSR is treated as a bond that was issued with OID on the date we acquired such excess MSR. In general, we will be required to accrue OID based on the constant yield to maturity of each excess MSR, and to treat such OID as taxable income in accordance with the applicable U.S. federal income tax rules. The constant yield of an excess MSR will be determined, and we will be taxed, based on a prepayment assumption regarding future payments due on the mortgage loans underlying the excess MSR. If the mortgage loans underlying an excess MSR prepay at a rate different than that under the prepayment assumption, our recognition of OID will be either increased or decreased depending on the circumstances. Thus, in a particular taxable year, we may be required to accrue an amount of income in respect of an excess MSR that exceeds the amount of cash collected in respect of that excess MSR. Furthermore, it is possible that, over the life of the investment in an excess MSR, the total amount we pay for, and accrue with respect to, the excess MSR may exceed the total amount we collect on such excess MSR. No assurance can be given that we will be entitled to a deduction for such excess, meaning that we may be required to recognize phantom income over the life of an excess MSR.

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

Net income that we derive from a prohibited transaction is subject to a 100% tax. The term “prohibited transaction” generally includes a sale or other disposition of property (including mortgage loans, but other than foreclosure property, as discussed below) that is held primarily for sale to customers in the ordinary course of a trade or business by us or by a borrower that has issued a shared appreciation mortgage or similar debt instrument to us. We might be subject to this tax if we were to dispose of or securitize loans, directly or through a subsidiary REIT, in a manner that was treated as a prohibited transaction for U.S. federal income tax purposes. We might also be subject to this tax if we were to sell assets in connection with a disposition of certain segments of our business or in connection with a liquidation of us. The 100% tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to conduct our operations so that any asset that we or a subsidiary REIT owns that could be treated as held for sale to customers in the ordinary course of our business qualifies for certain safe harbor provisions that prevent the application of this prohibited transaction tax. However, no assurance can be provided that such safe harbor provisions will apply. Moreover, as a result of the prohibited transaction tax we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held "primarily for sale to customers in the ordinary course of a trade or business" depends on the particular facts and circumstances. No assurance can be given that any property that we sell, other than property sold through a TRS or property that satisfies the safe harbor described above, will not be treated as property held for sale to customers. As a result, no assurance can be provided that we will not be subject to prohibited transaction tax.

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

In addition, for purposes of the REIT gross income tests, rental income qualifies as rents from real property only to the extent that we do not directly or constructively own, (i) in the case of any tenant which is a corporation, stock possessing 10% or more of the total combined voting power of all classes of stock entitled to vote, or 10% or more of the total value of shares of all classes of stock of such tenant, or (ii) in the case of any tenant which is not a corporation, an interest of 10% or more in the assets or net profits of such tenant. We monitor the rental income generated by properties owned by us in order to determine if the rent is treated as paid by an entity that is treated as related to us for purposes of these rules. However, the attribution rules that apply for purposes of the above rules are complex. In order to determine whether we are deemed to hold an interest in the tenant under these attribution rules, we are required to rely on information that we obtain from our shareholders and other third parties regarding potential relationships that could cause us to be treated as owning an interest in such tenants. No assurance can be provided that we will have access to all information necessary to make this determination, and as a result no assurance can be provided that the rental income we receive will not be treated as received from related parties under these rules, which could adversely impact our ability to qualify as a REIT.

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

The enacted Tax Act, which was signed into law on December 22, 2017, significantly changed U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation.

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

Certain provisions of the Maryland General Corporation Law (“MGCL”) may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:

●	"business combination" provisions of the MGCL that, subject to limitations, prohibit certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of our then outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, impose fair price and/or supermajority stockholder voting requirements on these combinations;

●	"control share" provisions of the MGCL that provide that a holder of "control shares" of a Maryland corporation (defined as shares which, when aggregated with all other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of issued and outstanding "control shares") has no voting rights with respect to such shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and personnel who are also directors; and

●	"unsolicited takeover" provisions of the MGCL that permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not yet have.

As permitted by the MGCL, our board of directors has by resolution exempted from the "business combination" provision of the MGC business combinations (1) between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person) and (2) between us and Apollo and its affiliates and associates and persons acting in concert with any of the foregoing. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that these exemptions will not be amended or eliminated at any time in the future.

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

As permitted by Maryland law, our charter eliminates the liability of our directors and officers to us and you for money damages, except for liability resulting from:

●	actual receipt of an improper benefit or profit in money, property or services; or

●	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

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

General Risk Factors

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

To maintain our qualification as a REIT and generally not be subject to U.S. federal income tax, we intend to make regular quarterly distributions to holders of our common stock out of legally available funds. Our current policy is to distribute our net taxable income to our stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid corporate income tax. We expect to continue our current distribution practices in the future, but our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this annual report on Form 10-K. All distributions will be made at the discretion of our board of directors and will depend on our earnings, financial condition, debt covenants, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and other factors as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future, and our board of directors may change our distribution policy in the future. We believe that a change in any one of the following factors, among others, could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:

●	the profitability of the assets we hold or acquire;

●	our ability to make profitable acquisitions;

●	margin calls or other expenses that reduce our cash flow;

●	defaults in our asset portfolio or decreases in the value of our portfolio; and

●	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

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

On January 7, 2021, Shiva Stein, a purported shareholder of Anworth, filed a lawsuit in the United States District Court for the Central District of California, styled Shiva Stein v. Anworth Mortgage Asset Corporation, et al., No. 2:21-cv-00122 (the “Stein Action”). The Stein Action was filed against Anworth and the Anworth Board. The complaint in the Stein Action asserts that the Form S-4 Registration Statement filed on January 4, 2021 in connection with the Merger (the “Initial S-4 Filing”) contained materially incomplete and misleading information concerning financial projections and financial analyses in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Stein Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, compensatory damages against the defendants, and an award of attorneys’ and experts’ fees.

On January 12, 2021, Giuseppe Alescio, a purported shareholder of Anworth, filed a lawsuit in the United States District Court for the Southern District of New York, styled Giuseppe Alescio v. Anworth Mortgage Asset Corporation, et al., No. 1:21-cv-00258 (the “Alescio Action”). The Alescio Action was filed against Anworth, the Anworth Board, Ready Capital, and Merger Sub. The complaint in the Alescio Action asserts that the Initial S-4 Filing omitted material information concerning financial forecasts and financial analyses in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Alescio Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, the filing of an amendment to the registration statement that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading, and an award of attorneys’ and experts’ fees.

On January 19, 2021, Joseph Sheridan, a purported shareholder of Anworth, filed a lawsuit in the United States District Court for the Southern District of New York, styled Joseph Sheridan v. Anworth Mortgage Asset Corporation, et al., No. 1:21-cv-00465 (the “Sheridan Action”). The Sheridan Action was filed against Anworth, the Anworth Board, Ready Capital, and Merger Sub. The complaint in the Sheridan Action asserts that the Initial S-4 Filing contained materially incomplete and misleading information concerning the sales process, financial projections, and financial analyses in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Sheridan Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, and an award of attorneys’ and experts’ fees.

On January 20, 2021, Ken Bishop, a purported shareholder of Anworth, filed a lawsuit in the United States District Court for the Eastern District of New York, styled Ken Bishop v. Anworth Mortgage Asset Corporation, et al., No. 1:21-cv-00331 (the “Bishop Action”). The Bishop Action was filed against Anworth and the Anworth Board. The complaint in the Bishop Action asserts that the Initial S-4 Filing contained materially false and misleading statements and omissions concerning financial projections, financial analyses, the sales process and potential conflicts of interest involving Anworth’s financial advisor, Credit Suisse Securities (USA) LLC (“Credit Suisse”), in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Bishop Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, and an award of attorneys’ and experts’ fees.

On January 21, 2021, Samuel Carlisle, a purported shareholder of Anworth, filed a lawsuit in the United States District Court for the Central District of California, styled Samuel Carlisle v. Anworth Mortgage Asset Corporation, et al., No. 2:21-cv-00566 (the “Carlisle Action”). The Carlisle Action was filed against Anworth and the Anworth Board. The complaint in the Carlisle Action asserts that the Initial S-4 Filing omitted or misrepresented material information concerning financial projections, potential conflicts of interest involving Credit Suisse, and the background of the Merger, in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Carlisle Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, and an award of attorneys’ and experts’ fees.

On January 26, 2021, Reginald Padilla, a purported shareholder of Anworth, filed a lawsuit in the United States District Court for the Central District of California, styled Reginald Padilla v. Anworth Mortgage Asset Corporation, et al., No. 2:21-cv-00702 (the “Padilla Action”). The Padilla Action was filed against Anworth and the Anworth Board. The complaint in the Padilla Action asserts that the Initial S-4 Filing was materially deficient and misleading in regards to financial projections, potential conflicts of interest involving Credit Suisse, and the background of the Merger, in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Padilla Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, the filing of an amendment to the registration statement that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading, and an award of attorneys’ and experts’ fees.

On February 1, 2021, Diane Antasek, as Trustee for The Diane R. Antasek Trust Agreement, April 8, 1997, and Ronald Antasek, as Trustee for the Ronald J. Antasek Sr. Trust Agreement, April 8, 1997, purported shareholders of Anworth, filed a lawsuit in the United States District Court for the Central District of California, styled Antasek et al. v. Anworth Mortgage Asset Corporation, et al., No. 2:21-cv-00917 (the “Antasek Action”). The Antasek Action was filed against Anworth and the Anworth Board. The complaint in the Antasek Action asserts that the Initial S-4 Filing was materially deficient in regards to potential conflicts of interest involving Credit Suisse, financial projections and financial valuation analyses in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and that the Anworth Board violated their fiduciary duty as a result of an unfair process for an unfair price. The Antasek Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, an order directing the Anworth Board to exercise their fiduciary duties to commence a sale process that is reasonably designed to secure the best possible consideration for Anworth and obtain a transaction which is in the best interests of Anworth and its stockholders, an award of damages sustained, and an award of attorneys’ and experts’ fees.

On February 9, 2021, Sean McGillivray, a purported shareholder of Ready, filed a lawsuit in the United States District Court for the Southern District of New York, styled McGillivray v. Ready Capital Corporation, et al., No. 1:21-cv-01152 (the “McGillivray Action”).  The McGillivray Action was filed against Ready and the Ready Board.  The complaint in the McGillivray Action asserts that the Form S-4/A Registration Statement filed on February 5, 2021 contained materially incomplete and misleading information concerning financial projections and financial analyses in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The McGillivray Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, compensatory damages against the defendants, and an award of attorneys’ and experts’ fees

On February 25, 2021, Adam Franchi, a purported shareholder of Anworth, filed a lawsuit in the United States District Court for the Central District of California, styled Franchi v. Anworth Mortgage Asset Corporation, et al., No. 2:21-cv-01782 (the “Franchi Action”).  The Franchi Action was filed against Anworth and the Anworth Board.  The complaint in the Franchi Action asserts that the Schedule 14A Definitive Proxy Statement filed on February 9, 2021 contained materially false and misleading statements and omissions concerning financial projections, financial analyses, the sales process and potential conflicts of interest involving Credit Suisse, in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Franchi Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, and an award of attorneys’ and experts’ fees.

On March 1, 2021, Terrance Brodt, a purported shareholder of Anworth, filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania, styled Brodt v. Anworth Mortgage Asset Corporation, et al., No. 2:21-cv-00981 (the “Brodt Action” and collectively with the Stein Action, Alescio Action, Sheridan Action, Bishop Action, Carlisle Action, the Padilla Action, the Antasek Action, the McGillivray Action, and the Franchi Action, the “Actions”).  The Brodt Action was filed against Anworth, the Anworth Board, Ready and Merger Sub.  The complaint in the Brodt Action asserts that the Form 424B3 filed on February 9, 2021 contained materially false and misleading statements and omissions concerning financial projections, financial analyses, and potential conflicts of interest involving Credit Suisse, in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Franchi Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, and an award of attorneys’ and experts’ fees.

Anworth and Ready Capital intend to vigorously defend against the Actions.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed for trading on the NYSE under the symbol “RC”.

Holders

As of March 12, 2021, we had 531 registered holders of our common stock. The holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.

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

The following graph is a comparison of the cumulative total stockholder return on our shares of common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and a Competitor Composite Average, a peer group index from October 31, 2016 to December 31, 2020.

The following table presents the total return performance of our common stock during the two months ended December 31, 2016 and each of the fiscal years ended December 31, 2017 through 2020, reflecting the post-merger prices of our common stock. Prior to the completion of our merger with ZAIS Financial, shares of common stock of ZAIS Financial traded on the NYSE under the ticker symbol "ZFC".  Prior to and as a condition to the merger, ZAIS Financial disposed of its seasoned re-performing mortgage loan portfolio, such that upon the completion of the merger, ZAIS Financial’s assets largely consisted of its GMFS origination subsidiary, cash, conduit loans and RMBS.  As a result, ZAIS Financial's business and financial results prior to the merger and during the period covered by the below table were significantly different from our business following the closing of the merger and the total return performance before and after the merger may not be comparable. The stock performance graph and table below shall not be deemed, under the Securities Act or the Exchange Act, to be (i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by the Company with the SEC, except to the extent that the Company specifically incorporates such stock performance graph and table by reference.

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

*The Competitor Composite Average is a measure of the total return performance of mortgage REIT competitors based on actual share prices of the following companies: Blackstone Mortgage Trust Inc. (BXMT), Starwood Property Trust, Inc. (STWD), Ares Commercial Real Estate Corporation (ACRE), Apollo Commercial Real Estate Finance Inc. (ARI), Arbor Realty Trust, Inc. (ABR), and Ladder Capital Corporation (LADR).

(1) Dividend reinvestment is assumed

Securities Authorized For Issuance Under Equity Compensation Plans

The information required by this item is set forth under Item 12 of Part III of this annual report on Form 10-K and is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities; Use of Proceeds from Registered Securities

None.

Recent Purchases of Equity Securities

The table below presents purchases of common stock made by the Company during the fourth quarter of 2020.

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(1)
October	61,170	$11.30	61,170	$15,097,598
November	-	-	-	15,097,598
December	-	-	-	15,097,598
Totals / Averages	61,170	$11.30	61,170	$15,097,598
(1)	On March 6, 2018, the Company's Board of Directors approved a share repurchase program authorizing, but not obligating, the repurchase of up to $20.0 million of its common stock, which was increased by an additional $5.0 million on August 4, 2020, bringing the total authorized and available under the program to $25.0 million. The Company expects to acquire shares through open market or privately negotiated transactions. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors.
(2)	During the three months ended December 31, 2020, certain of our employees surrendered common stock owned by them to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock units. The price paid per share is based on the price of our common stock as of the date of the withholding.

Item 6.  Selected Financial Data

Selected Consolidated Balance Sheet data as of and for the years ended December 31, 2020 and 2019 and Consolidated Statements of Income data for the years ended December 31, 2020, 2019 and 2018 are derived from our audited consolidated financial statements appearing in this annual report on Form 10-K. Remaining selected financial data is derived from our audited consolidated financial statements not appearing elsewhere in this annual report on Form 10-K. This information should be read in conjunction with Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” included in this annual report on Form 10-K.

	For the Year Ended December 31,
(In thousands, except share data)	2020	2019	2018	2017	2016
Income Statement Data
Interest income	$258,636	$229,916	$169,499	$138,305	$137,023
Interest expense	(175,481)	(151,880)	(109,238)	(74,646)	(57,772)
Provision for loan losses	(34,726)	(3,684)	(1,701)	(2,363)	(7,819)
Other non-interest income (expense)	6,024	(9,848)	4,283	(12,843)	(6,217)
Provision (benefit) for income taxes	(8,384)	10,552	(1,386)	(1,839)	(9,651)
Net income (loss) attributable to non-controlling interest	1,199	2,088	61,457	45,814	55,564
Loss from discontinued operations, net of tax	-	-	-	-	(2,158)
Net income	46,069	75,056	61,457	45,814	53,406
Net income attributable to Ready Capital Corporation	44,870	72,968	59,258	43,290	49,169
Basic earnings per share:
Continuing operations	$0.81	$1.72	$1.84	$1.38	$1.93
Net income	$0.81	$1.72	$1.84	$1.38	$1.85
Diluted earnings per share:
Continuing operations	$0.81	$1.72	$1.84	$1.38	$1.93
Net income	$0.81	$1.72	$1.84	$1.38	$1.85
Dividends declared per share of common stock	$1.30	$1.60	$1.57	$1.48	$1.61
Weighted-average basic shares of common stock outstanding	53,736,523	42,011,750	32,085,975	31,350,102	26,647,981

Balance Sheet Data
Total assets	$5,372,095	$4,977,018	$3,036,843	$2,523,503	$2,605,267
Total liabilities	$4,537,887	$4,132,234	$2,472,768	$1,968,036	$2,053,165
Total Ready Capital Corporation Stockholders' equity	$815,396	$825,412	$544,831	$536,073	$513,097
Total non-controlling interests	$18,812	$19,372	$19,244	$19,394	$39,005

On October 31, 2016, we became a publicly traded company through our merger with and into a subsidiary of ZAIS Financial, with ZAIS Financial surviving the merger and changing its name to Sutherland Asset Management Corporation and subsequently changed to Ready Capital Corporation. We were designated as the accounting acquirer because of our larger pre-merger size relative to ZAIS Financial, the relative voting interests of our stockholders after consummation of the merger, and our senior management and board continuing on after the consummation of the merger. Because we were designated as the accounting acquirer, our historical financial statements (and not those of ZAIS Financial) are the historical financial statements following the consummation of the merger and are included in this annual report on Form 10-K. Our results of operations for the year ended December 31, 2016 include for the last two months of the year the operating results related to the assets of ZAIS Financial which were not disposed of prior to the closing of the merger.

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

For additional information on our business, refer to Part I, Item 1, “Business” in this Annual Report on Form 10-K.

2020 marked the Great COVID Recession which shocked our core commercial real estate debt market. Despite these challenges, Ready Capital delivered record results in a recession due to our diversified business model. The following items highlight Ready Capital’s differentiated business model and our commitment to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and capital appreciation.

●	Despite pandemic shutdown for over half the year, we originated and acquired $910 million of SBC loans to be held on balance sheet. As of December 31, 2020, we held $4.2 billion portfolio of SBC loans, which provides stable net interest income and is core to our stable dividend. Our strong credit culture has held 60+ day delinquencies at 2.7%, vs 6% in the large balance CMBS market, with a weighted average coupon of 5.4% and duration of 7 years.

●	At year end, we serviced over $11.7 billion of loans across our residential, SBA and Freddie Mac platforms, with a weighted average servicing fee of 34bps.

●	We added $4.9 billion of originations in our government sponsored SBA, residential and Freddie Mac gain on sale businesses, an 83% increase from prior year.

●	Our SBA 7(a) lending subsidiary has originated $820 million since inception, including $83 million and $65 million in third and fourth quarters of 2020, respectively. We continue to grow market share in 2020, rising from 14th to 9th largest 7(a) lender and 2nd non-bank lender. Throughout the pandemic, bilateral support in DC for the SBA is evident in 2 rounds of the Paycheck Protection Program, principal and interest support on 7(a) loans and the increase in government guarantee from 75% to 90%.

●	We also continue to expand our Freddie Mac SBL and broader GSE lending operations actively lending during the pandemic with $545 million in 2020 originations. Demand for this product continues to grow due to low rates relative to banks and stable demand due to the strength of the SBL multifamily market as rent growth and collections have held up through the pandemic. Additionally, we entered into two agency correspondence agreements in 2020, which will allow us to provide a full suite of GSE products. We expect volume through these new programs to experience modest growth as we build out the necessary infrastructure to achieve scale.

●	Residential mortgage originations and GMFS experienced record volume and profitability. In 2020, GMFS originated $4.2 billion at margins averaging 285bps. Year-over year volume growth was 100% and average margins were 2.0x 2019 levels. Additionally, we added $1.4 billion of net loans to the servicing asset and lowered weighted average coupon 9% to 368bps.

●	Despite headwinds in the sector, we securitized over $609 million of loans, renewed 6 credit facilities and managed average recourse leverage to 2.1x. Finally, we continued to find an accretive way to expand and scale our business through the signing of the Anworth merger.

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

Changes in Market Interest Rates. We own and expect to acquire or originate fixed rate mortgages (“FRMs”), and ARMs, with maturities ranging from five to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in five to ten years. ARM loans generally have a fixed interest rate for a period of five, seven or ten years and then an adjustable interest rate equal to the sum of an index rate, such as the LIBOR, plus a margin, while FRM loans bear interest that is fixed for the term of the loan. As of December 31, 2020, approximately 57% of the loans in our portfolio were ARMs, and 43% were FRMs, based on UPB. We utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with our ARMs.

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

Changes in Fair Value of Our Assets. Certain originated loans, mortgage backed securities, and servicing rights are carried at fair value and future assets may also be carried at fair value. Accordingly, changes in the fair value of our assets may impact the results of our operations for the period in which such change in value occurs. The expectation of changes in real estate prices is a major determinant of the value of loans and ABS. This factor is beyond our control.

Prepayment Speeds. Prepayment speeds on loans vary according to interest rates, the type of investment, conditions in the financial markets, competition, foreclosures and other factors that cannot be predicted with any certainty. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans and, as a result, prepayment speeds tend to decrease. This can extend the period over which we earn interest income. When interest rates fall, prepayment speeds on loans, and therefore, ABS and servicing rights tend to increase, thereby decreasing the period over which we earn interest income or servicing fee income. Additionally, other factors such as the credit rating of the borrower, the rate of property value appreciation or depreciation, financial market conditions, foreclosures and lender competition, none of which can be predicted with any certainty, may affect prepayment speeds on loans.

Credit Spreads. Our investment portfolio may be subject to changes in credit spreads. Credit spreads measure the yield demanded on loans and securities by the market based on their credit relative to a specific benchmark and is a measure of the perceived risk of the investment. Fixed rate loans and securities are valued based on a market credit spread over the rate payable on fixed rate swaps or fixed rate U.S. Treasuries of similar maturity. Floating rate securities are typically valued based on a market credit spread over LIBOR (or another floating rate index) and are affected similarly by changes in LIBOR spreads. Excessive supply of these loans and securities or reduced demand may cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such assets. Under such conditions, the value of our portfolios would tend to decline. Conversely, if the spread used to value such assets were to decrease, or “tighten,” the value of our loans and securities would tend to increase. Such changes in the market value of these assets may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses.

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

Loan and ABS Extension Risk. Waterfall estimates the projected weighted-average life of our investments based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages and/or the speed at which we are able to liquidate an asset. If the timeline to resolve non-performing assets extends, this could have a negative impact on our results of operations, as carrying costs may therefore be higher than initially anticipated. This situation may also cause the fair market value of our investment to decline if real estate values decline over the extended period. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Credit Risk. We are subject to credit risk in connection with our investments in loans and ABS and other target assets we may acquire in the future. Increases in defaults and delinquencies will adversely impact our operating results, while declines in rates of default and delinquencies will improve our operating results from this aspect of our business. Default rates are influenced by a wide variety of factors, including, property performance, property management, supply and demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the United States economy and other factors beyond our control. All loans are subject to the possibility of default. We seek to mitigate this risk by seeking to acquire assets at appropriate prices given anticipated and unanticipated losses and by deploying a value-driven approach to underwriting and diligence, consistent with our historical investment strategy, with a focus on projected cash flows and potential risks to cash flow. We further mitigate our risk of potential losses while managing and servicing our loans by performing various workout and loss mitigation strategies with delinquent borrowers. Nevertheless, unanticipated credit losses could occur which could adversely impact operating results.

Size of Investment Portfolio. The size of our investment portfolio, as measured by the aggregate principal balance of our loans and ABS and the other assets we own, is also a key revenue driver. Generally, as the size of our investment portfolio grows, the amount of interest income and realized gains we receive increases. A larger investment portfolio, however, drives increased expenses, as we may incur additional interest expense to finance the purchase of our assets.

Current market conditions. The outbreak of the COVID-19 pandemic around the globe continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The impact of the outbreak has been rapidly evolving, with many countries taking drastic measures to limit the spread of the virus by instituting quarantines or lockdowns and imposing travel restrictions. While some of these restrictions have been relaxed or phased out, many of these or similar restrictions remain in place, continue to be implemented or additional restrictions are being considered. Such actions are creating significant disruptions to global supply chains and adversely impacting several industries, including but not limited to airlines, hospitality, retail, and the broader real estate industry. The major disruption caused by COVID-19 significantly reduced economic activity in most of the United States resulting in a significant increase in unemployment claims. COVID-19 has had a continued and prolonged adverse impact on economic and market conditions and has caused a global economic slowdown which has had and could further have a material adverse effect on the Company’s results and financial condition. The full impact of COVID-19 on the real estate industry, the commercial real estate market, the small business lending market and the credit markets generally, and consequently on the Company’s financial condition and results of operations is uncertain and cannot be predicted at the current time as it depends on several factors beyond the control of the Company including, but not limited to, (i) the uncertainty around the severity and duration of the outbreak, (ii) the effectiveness of the United States public health response, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of governmental responses to the pandemic, including the PPP and other programs under the CARES Act, (v) the timing and speed of economic recovery, (vi) the availability of a treatment or vaccination for COVID-19, and (vii) the negative impact on our borrowers, real estate values and cost of capital.

Results of Operations

Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared per share, distributable earnings, and net book value per share. As further described below, distributable earnings is a measure that is not prepared in accordance with GAAP. We use distributable earnings to evaluate our performance and determine dividends, excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicated of our current loan activity and operations. See “—Non-GAAP Financial Measures” below for reconciliation to distributable earnings.

The following table sets forth certain information on our operating results:

	Three Months Ended December 31,	Year Ended December 31,
($ in thousands, except share data)	2020	2020	2019	2018
Net Income	$27,559	$46,069	$75,056	$61,457
Earnings per common share - basic	$0.49	$0.81	$1.72	$1.84
Earnings per common share - diluted	$0.49	$0.81	$1.72	$1.84
Distributable Earnings	$28,804	$101,379	$67,261	$58,691
Distributable Earnings per common share - basic and diluted	$0.51	$1.82	$1.54	$1.76
Dividends declared per common share	$0.35	$1.30	$1.60	$1.57
Dividend yield(1)	11.2%	11.2%	10.4%	11.4%
Book value per common share(3)	$15.00	$15.00	$16.14	$16.97
Adjusted net book value per common share(2)	$14.98	$14.98	$16.12	$16.91
(1) Based on the closing share price on December 31, 2020, 2019 and 2018, respectively.
(2) Excludes the equity component of our 2017 convertible note issuance.
(3) as of December 31, 2020, 2019 and 2018, respectively.

The following table presents information on our investment portfolio activity (based on fully committed amounts):

	Three Months Ended	Year Ended December 31,
(in thousands)	December 31, 2020	2020	2019	2018
Loan originations
SBC loan originations	$410,130	$1,160,294	$1,702,685	$1,188,134
SBA loan originations	65,043	214,326	216,263	213,033
Residential agency mortgage loan originations	1,179,656	4,246,367	2,105,635	1,778,816
Total loan originations	$1,654,829	$5,620,987	$4,024,583	$3,179,983
Total loan acquisitions	$140,161	$212,644	$722,465	$380,582
Total loan investment activity	$1,794,990	$5,833,631	$4,747,048	$3,560,565

The following table presents information on our acquisition and origination pipeline opportunities (based on fully committed amounts):

($ in millions)	Current Pipeline(1)
SBC loan originations	$776.9
SBC loan acquisitions	187.2
SBA loan originations	122.6
Residential agency loan originations	1,030.4
Total loan pipeline	$2,117.1

(1) Includes 2021 fundings.

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

Return Information

The following tables present certain information related to our SBC and SBA loan portfolios as of December 31, 2020 and per share information for the three months ended December 31, 2020, which includes distributable earnings per share or return information. Distributable earnings is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in this Annual report on Form 10-K.

The following table provides a detailed breakdown of our calculation of return on equity and distributable return on equity for the three and twelve months ended December 31, 2020. Distributable return on equity is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in this Annual report on Form 10-K.

Portfolio Metrics

SBC Originations. The following table includes certain portfolio metrics related to our SBC originations segment:

SBA Originations, Acquisitions, and Servicing. The following table includes certain portfolio metrics related to our SBA originations, acquisitions and servicing segment:

Acquired Portfolio. The following table includes certain portfolio metrics related to our acquisitions segment:

Residential Mortgage Banking. The following table includes certain portfolio metrics related to our residential mortgage banking segment:

Balance Sheet Analysis and Metrics

The following table compares our consolidated balance sheets as of December 31, 2020 and 2019:

			$ Change	% Change
(In Thousands)	December 31, 2020	December 31, 2019	Q4'20 vs. Q4'19	Q4'20 vs. Q4'19
Assets
Cash and cash equivalents	$138,975	$67,928	$71,047	105%
Restricted cash	47,697	51,728	(4,031)	(8)
Loans, net (including $88,726 and $20,212 held at fair value)	1,625,555	1,727,984	(102,429)	(6)
Loans, held for sale, at fair value	340,288	188,077	152,211	81
Mortgage backed securities, at fair value	88,011	92,466	(4,455)	(5)
Loans eligible for repurchase from Ginnie Mae	250,132	77,953	172,179	221
Investment in unconsolidated joint ventures	79,509	58,850	20,659	35
Purchased future receivables, net	17,308	43,265	(25,957)	(60)
Derivative instruments	16,363	2,814	13,549	481
Servicing rights (including $76,840 and $91,174 held at fair value)	114,663	121,969	(7,306)	(6)
Real estate, held for sale	45,348	58,573	(13,225)	(23)
Other assets	89,503	106,925	(17,422)	(16)
Assets of consolidated VIEs	2,518,743	2,378,486	140,257	6
Total Assets	$5,372,095	$4,977,018	$395,077	8%
Liabilities
Secured borrowings	1,370,519	1,189,392	181,127	15
Securitized debt obligations of consolidated VIEs, net	1,905,749	1,815,154	90,595	5
Convertible notes, net	112,129	111,040	1,089	1
Senior secured notes, net	179,659	179,289	370	0
Corporate debt, net	150,989	149,986	1,003	1
Guaranteed loan financing	401,705	485,461	(83,756)	(17)
Liabilities for loans eligible for repurchase from Ginnie Mae	250,132	77,953	172,179	221
Derivative instruments	11,604	5,250	6,354	121
Dividends payable	19,746	21,302	(1,556)	(7)
Accounts payable and other accrued liabilities	135,655	97,407	38,248	39
Total Liabilities	$4,537,887	$4,132,234	$405,653	10%
Stockholders’ Equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 54,368,999 and 51,127,326 shares issued and outstanding, respectively	5	5	—	—
Additional paid-in capital	849,541	822,837	26,704	3
Retained earnings	(24,203)	8,746	(32,949)	(377)
Accumulated other comprehensive loss	(9,947)	(6,176)	(3,771)	61
Total Ready Capital Corporation equity	815,396	825,412	(10,016)	(1)
Non-controlling interests	18,812	19,372	(560)	(3)
Total Stockholders’ Equity	$834,208	$844,784	$(10,576)	(1)%
Total Liabilities and Stockholders’ Equity	$5,372,095	$4,977,018	$395,077	8%

As of December 2020, total assets in our consolidated balance sheet were $5.4 billion, an increase of $395 million from December 2019, primarily reflecting an increase in Loans eligible for repurchase from Ginnie Mae, Loans, held for sale, at fair value and assets of consolidated VIEs, partially offset by a decrease in Loans, net. Loans eligible for repurchase from Ginnie Mae increased $172 million primarily due to an increase in demand for residential loans and refinancing as the rate environment decreased. Loans, held for sale, at fair value increased $152 million primarily due to an increase in volumes for agency Freddie Mac and residential loans. Assets of consolidated VIEs increased $140 million primarily due to the transfer of loans as a result of securitizations. Loan originations and acquisitions of $1.0 billion was partially offset by scheduled and unscheduled payments of $962 million. Loans, net decreased by $102 million primarily due to the transfer of loans as a result of securitizations.

As of December 2020, total liabilities in our consolidated balance sheet were $4.5 billion, an increase of $406 million from December 2019, primarily reflecting an increase in Secured borrowings and Liabilities for loans eligible for repurchase from Ginnie Mae. Secured borrowings increased $181 million, primarily due to borrowings from the Federal Reserve’s Paycheck Protection Program Liquidity Facility for loans made under the Paycheck Protection Program, borrowings against ORM collateral from Bank of Sierra and an increase in borrowings associated with higher volumes from gains on sale agency loans. Liabilities for loans eligible for repurchase from Ginnie Mae increased $172 million, primarily due to an in increase in borrowings associated with higher demand for residential loans and refinancings as the rate environment decreased.

Total equity attributable to our company decreased by $11 million, primarily due to provisions for loan losses associated with the implementation of CECL, partially offset by gains from PPP loan originations and net interest income from the overall loans portfolio.

Selected Balance Sheet Information by Business Segment and Corporate – Other. The following table presents certain selected balance sheet data by each of our four business segments, with the remaining amounts reflected in Corporate –Other, as of December 31, 2020:

(in thousands)	Loan Acquisitions	SBC Originations	SBA Originations, Acquisitions and Servicing	Residential Mortgage Banking	Total
Assets
Loans, net (1)(2)	$1,010,227	$2,434,345	$697,314	$3,208	$4,145,094
Loans, held for sale, at fair value	511	69,098	10,232	260,447	340,288
Mortgage backed securities, at fair value	22,124	65,887	—	—	88,011
Servicing rights	—	19,059	18,764	76,840	114,663
Investment in unconsolidated joint ventures	79,509	—	—	—	79,509
Purchased future receivables, net	17,308	—	—	—	17,308
Real estate, held for sale (1)	45,348	4,456	—	—	49,804

Liabilities
Secured borrowings	$335,528	$608,491	$146,832	$279,668	$1,370,519
Securitized debt obligations of consolidated VIEs	478,033	1,326,248	101,468	—	1,905,749
Guaranteed loan financing	—	—	401,705	—	401,705
Senior secured notes, net	42,652	129,962	7,045	—	179,659
Corporate debt, net	75,355	75,634	—	—	150,989
Convertible notes, net	55,263	51,268	5,598	—	112,129
(1) Includes assets of consolidated VIEs (2) Excludes allowance for loan losses

Income Statement Analysis and Metrics

The following table compares our consolidated statements of income for the years ended December 31, 2020, 2019 and 2018 (amounts in thousands):

	For the Year Ended December 31,			$ Change
(in thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Interest income
Acquisitions	$61,156	$65,922	$47,243	$(4,766)	$18,679
SBC originations	150,369	127,495	81,752	22,874	45,743
SBA originations, acquisitions and servicing	39,430	32,096	36,706	7,334	(4,610)
Residential mortgage banking	7,681	4,403	3,798	3,278	605
Total interest income	$258,636	$229,916	$169,499	$28,720	$60,417
Interest expense
Acquisitions	(43,383)	(40,502)	(28,946)	(2,881)	(11,556)
SBC originations	(95,061)	(90,677)	(60,879)	(4,384)	(29,798)
SBA originations, acquisitions and servicing	(27,472)	(14,864)	(16,218)	(12,608)	1,354
Residential mortgage banking	(8,294)	(5,837)	(3,195)	(2,457)	(2,642)
Corporate - other	(1,271)	-	-	(1,271)	-
Total interest expense	$(175,481)	$(151,880)	$(109,238)	$(23,601)	$(42,642)
Net interest income before provision for loan losses	83,155	78,036	60,261	5,119	17,775
Acquisitions	(3,502)	(808)	(1,727)	(2,694)	919
SBC originations	(23,432)	(319)	(13)	(23,113)	(306)
SBA originations, acquisitions and servicing	(7,792)	(2,557)	39	(5,235)	(2,596)
Provision for loan losses	(34,726)	(3,684)	(1,701)	(31,042)	(1,983)
Net interest income after provision for loan losses	$48,429	$74,352	$58,560	$(25,923)	$15,792
Non-interest income
Acquisitions	13,812	13,222	16,403	590	(3,181)
SBC originations	22,548	20,448	23,386	2,100	(2,938)
SBA originations, acquisitions and servicing	57,330	22,461	22,088	34,869	373
Residential mortgage banking	240,878	87,858	86,015	153,020	1,843
Corporate - other	189	30,639	31	(30,450)	30,608
Total non-interest income	$334,757	$174,628	$147,923	$160,129	$26,705
Non-interest expense
Acquisitions	(34,263)	(12,360)	(9,256)	(21,903)	(3,104)
SBC originations	(37,316)	(25,451)	(24,375)	(11,865)	(1,076)
SBA originations, acquisitions and servicing	(33,734)	(24,118)	(18,227)	(9,616)	(5,891)
Residential mortgage banking	(186,146)	(90,685)	(71,934)	(95,461)	(18,751)
Corporate - other	(37,274)	(31,862)	(19,848)	(5,412)	(12,014)
Total non-interest expense	$(328,733)	$(184,476)	$(143,640)	$(144,257)	$(40,836)
Net income (loss) before provision for income taxes
Acquisitions	(6,180)	25,474	23,717	(31,654)	1,757
SBC originations	17,108	31,496	19,871	(14,388)	11,625
SBA originations, acquisitions and servicing	27,762	13,018	24,388	14,744	(11,370)
Residential mortgage banking	54,119	(4,261)	14,684	58,380	(18,945)
Corporate - other	(38,356)	(1,223)	(19,817)	(37,133)	18,594
Total net income before provision for income taxes	$54,453	$64,504	$62,843	$(10,051)	$1,661

Results of Operations – Supplemental Information. Realized and unrealized gains (losses) on financial instruments are recorded in the consolidated statements of income and classified based on the nature of the underlying asset or liability.

The following table presents the components of realized and unrealized gains (losses) on financial instruments:

	Year Ended December 31,			$ Change
(In Thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Realized gains (losses) on financial instruments
Realized gains on loans - Freddie Mac	$6,887	$5,404	$6,956	$1,483	$(1,552)
Creation of mortgage servicing rights - Freddie Mac	8,850	5,195	6,832	3,655	(1,637)
Realized gains on loans - SBA	14,330	11,542	12,160	2,788	(618)
Creation of mortgage servicing rights - SBA	4,153	3,519	3,569	634	(50)
Realized gain (loss) on derivatives, at fair value	(4,998)	629	3,569	(5,627)	(2,940)
Realized gain (loss) on mortgage backed securities, at fair value	2,536	3,507	5,192	(971)	(1,685)
Net realized gains (losses) - all other	155	(838)	131	993	(969)
Net realized gain on financial instruments	$31,913	$28,958	$38,409	$2,955	$(9,451)
Unrealized gains (losses) on financial instruments
Unrealized gain (loss) on loans - Freddie Mac	$578	$(87)	$(599)	$665	$512
Unrealized gain (loss) on loans - SBA	(1,084)	392	173	(1,476)	219
Unrealized gain (loss) on residential mortgage servicing rights, at fair value	(37,258)	(18,567)	5,694	(18,691)	(24,261)
Unrealized gain (loss) on derivatives, at fair value	(3,937)	(2,016)	(3,186)	(1,921)	1,170
Unrealized gain (loss) on mortgage backed securities, at fair value	(9,421)	1,023	3,320	(10,444)	(2,297)
Net unrealized gains (losses) - all other	3,021	465	(549)	2,556	1,014
Net unrealized gain (loss) on financial instruments	$(48,101)	$(18,790)	$4,853	$(29,311)	$(23,643)

Acquisition Segment Results.

2020 versus 2019. Interest income of $61.2 million for 2020 represented a decrease of $4.8 million from the prior year, primarily due to a decrease in paydown revenue, partially offset by portfolio interest income due to an increase in carrying value of the acquired loan portfolio as a result of new SBC loan acquisitions. Interest expense of $43.4 million for 2020 represented an increase of $2.9 million from the prior year, primarily due to an increase in borrowing needs due to additional acquisitions and a higher average carrying value of the acquired portfolio. Provision for loan losses of $3.5 million for 2020 represented an increase of $2.7 million from the prior year, primarily due to the implementation of CECL. Non-interest income of $13.8 million for 2020 represented an increase of $0.6 million from the prior year, primarily due to income on purchased future receivables from Knight Capital for a full year, partially offset by unrealized losses on MBS positions due to COVID-19 impacts to the market. Non-interest expense of $34.3 million for 2020 represented an increase of $21.9 million from the prior year, primarily due to compensation and operating expenses from Knight Capital for a full year.

2019 versus 2018. Interest income of $65.9 million for 2019 represented an increase of $18.7 million from the prior year, primarily due to an increase in interest income generated on our acquired SBC loan portfolio due to higher average carrying values as a result of new SBC loan acquisitions, partially offset by paydowns. Interest expense of $40.5 million for 2019 represented an increase of $11.6 million from the prior year, primarily due to an increase in borrowing needs due to additional acquisitions and a higher average carrying value of the acquired loan portfolio. Provision for loan losses of $0.8 million for 2019 represented a decrease of $0.9 million from the prior year, primarily due to a decrease in credit deteriorated loans due to paydowns and sales and increased focus on newer loan vintages with better credit quality. Non-interest income of $13.2 million for 2019 represented a decrease of $3.2 million from the prior year, primarily due to a decrease in income generated on our equity method investments, partially offset by income on purchased future receivables acquired as part of our acquisition of Knight Capital. Non-interest expense of $12.4 million for 2019 represented an increase of $3.1 million from the prior year, primarily due to an increase in loan servicing expense and an increase in employee compensation due to the acquisition of Knight Capital.

SBC Originations Segment Results.

2020 versus 2019. Interest income of $150.4 million for 2020 represented an increase of $22.9 million from the prior year, primarily due to SBC loan originations, resulting in higher average loan balances. Interest expense of $95.1 million for 2020 represented an increase of $4.4 million from the prior year, primarily due to an increase in borrowing needs required to finance new originations. Provision for loan losses of $23.4 million for 2020 represented an increase of $23.1 million from the prior year, primarily due to the implementation of CECL. Non-interest income of $22.5 million for 2020 represented an increase of $2.1 million from the prior year, primarily due to an increase in Freddie Mac realized gains and the creation of MSRs. Non-interest expense of $37.3 million for 2020 represented an increase of $11.9 million from the prior year, primarily due to an increase in compensation expense.

2019 versus 2018. Interest income of $127.5 million for 2019 represented an increase of $45.7 million from the prior year, primarily due to an increase in SBC loan originations, resulting in higher average loan balances. Interest expense of $90.7 million for 2019 represented an increase of $29.8 million from the prior year, primarily due to an increase in borrowing needs required to finance new originations. Provision for loan losses of $0.3 million for 2019 was essentially unchanged from the prior year. Non-interest income of $20.4 million for 2019 represented a decrease of $2.9 million from the prior year, primarily due to a decrease in realized gains on sales of Freddie Mac loans and a decrease in realized gains on the creation of Freddie Mac MSRs, partially offset by servicing income on Freddie Mac loans. Non-interest expense of $25.5 million for 2019 represented an increase of $1.1 million from the prior year, primarily due to an increase in loan servicing expenses and other operating expenses, partially offset by a decrease in employee compensation expense.

SBA Originations, Acquisitions and Servicing Segment Results.

2020 versus 2019. Interest income of $39.4 million for 2020 represented an increase of $7.3 million from the prior year, primarily due to an increase in guaranteed loan financing from guaranteed portions of loans sold tied to securitization activity. Interest expense of $27.5 million for 2020 represented an increase of $12.6 million from the prior year, primarily due to an increase in guaranteed loan financing from guaranteed portions of loans sold tied to securitization activity. Provision for loan losses of $7.8 million for 2020 represented an increase of $5.2 million from the prior year, primarily due to the implementation of CECL. Non-interest income of $57.3 million for 2020 represented an increase of $34.9 million from the prior year, primarily due to revenue from originated PPP loans. Non-interest expense of $33.7 million for 2020 represented an increase of $9.6 million from the prior year, primarily due to an increase in expenses related to originated PPP loans.

2019 versus 2018. Interest income of $32.1 million for 2019 represented a decrease of $4.6 million from the prior year, primarily due to a decrease in interest income generated on our acquired SBA 7(a) loan portfolio as we have shifted capital to new SBA loan originations, partially offset by an increase in realized gains on sales of SBA loans and originated SBA loan servicing income. Interest expense of $14.9 million for 2019 represented a decrease of $1.3 million from the prior year, primarily due to a decrease in borrowing activities under secured borrowings and guaranteed loan financing. Provision for loan losses of $2.6 million for 2019 represented an increase of $2.6 million from the prior year, primarily due to an increase in the general allowance for loan losses on originated SBA 7(a) loans and an increase in the specific allowance for loan losses on legacy acquired SBA 7(a) loans. Non-interest income of $22.5 million for 2019 was essentially unchanged from the prior year. Non-interest expense of $24.1 million for 2019 represented an increase of $5.9 million from the prior year, primarily due to an increase in employee compensation expense and other operating expenses.

Residential Mortgage Banking Segment Results.

2020 versus 2019. Interest income of $7.7 million for 2020 represented an increase of $3.3 million from the prior year, primarily due to an increase in overall loan originations. Interest expense of $8.3 million for 2020 represented an increase of $2.5 million from the prior year, primarily due to an increase in borrowing needs required to finance new originations. Non-interest income of $240.9 million for 2020 represented an increase of $153.0 million from the prior year, primarily due to an increase in revenue generated on residential mortgage banking activities. Non-interest expense of $186.1 million for 2020 represented an increase of $95.5 million from the prior year, primarily due to an increase in variable expenses on residential mortgage banking activities due to increased loan origination volumes.

2019 versus 2018. Interest income of $4.4 million for 2019 represented an increase of $0.6 million from the prior year, primarily due to an increase in overall loan originations and carrying values. Interest expense of $5.8 million for 2019 represented an increase of $2.6 million from the prior year, primarily due to an increased need to finance a greater number of loans. Non-interest income of $87.9 million for 2019 represented an increase of $1.8 million from the prior year, primarily due to an increase in revenue generated on residential mortgage banking activities and loan servicing income, partially offset by unrealized losses on residential MSRs carried at fair value. Non-interest expense of $90.7 million for 2019 represented an increase of $18.8 million from the prior year, primarily due to an increase in variable expenses on residential mortgage banking activities due to increased loan origination volumes.

Corporate – Other.

2020 versus 2019. Non-interest income of $0.2 million for 2020 represented a decrease of $30.5 million from the prior year, primarily due to a one-time bargain purchase gain related to the acquisition of ORM in 2019. Interest expense of $1.3 million for 2020 represented an increase of $1.3 million from the prior year, due to repo borrowings for general business purposes. All interest expense from corporate debt offerings were deployed to the business segments. Non-interest expense of $37.3 million for 2020 represented an increase of $5.4 million from the prior year, primarily due to an increase in management and incentive fees and professional fees, partially offset by one-time merger expenses in 2019.

2019 versus 2018. Non-interest income of $30.6 million for 2019 represented a bargain purchase gain related to the acquisition of ORM. There was no interest expense incurred during 2019 and 2018 as all borrowings from corporate debt offerings were deployed to the business segments. Non-interest expense of $31.9 million for 2019 represented an increase of $12.0 million from the prior year, primarily due to merger-related expenses, an increase in employee compensation expense and an increase in management fees.

Non-GAAP financial measures

We believe that providing investors with distributable earnings, formerly referred to as core earnings, gives investors greater transparency into the information used by management in our financial and operational decision-making, including the determination of dividends. Distributable earnings is a non-U.S. GAAP financial measure and because distributable earnings is an incomplete measure of our financial performance and involves differences from net income computed in accordance with U.S. GAAP, it should be considered along with, but not as an alternative to, our net income as a measure of our financial performance. In addition, because not all companies use identical calculations, our presentation of distributable earnings may not be comparable to other similarly-titled measures of other companies.

We calculate distributable earnings as GAAP net income (loss) excluding the following:

i)	any unrealized gains or losses on certain MBS
ii)	any realized gains or losses on sales of certain MBS
iii)	any unrealized gains or losses on Residential MSRs
iv)	any unrealized current non-cash provision for credit losses on accrual loans
v)	any unrealized gains or losses on de-designated cash flow hedges
vi)	one-time non-recurring gains or losses, such as gains or losses on discontinued operations, bargain purchase gains, or merger related expenses

In calculating distributable earnings, net income (in accordance with GAAP) is adjusted to exclude unrealized gains and losses on MBS acquired by us in the secondary market, but is not adjusted to exclude unrealized gains and losses on MBS retained by us as part of our loan origination businesses, where we transfer originated loans into an MBS securitization and retain an interest in the securitization. In calculating distributable earnings, we do not adjust net income (in accordance with GAAP) to take into account unrealized gains and losses on MBS retained by us as part of our loan origination businesses because we consider the unrealized gains and losses that are generated in the loan origination and securitization process to be a fundamental part of this business and an indicator of the ongoing performance and credit quality of our historical loan originations. In calculating distributable earnings, net income (in accordance with GAAP) is adjusted to exclude realized gains and losses on certain MBS securities due to a variety of reasons which may include collateral type, duration, and size. In 2016, we liquidated the majority of our MBS portfolio excluded from distributable earnings to fund our recurring operating segments.

In addition, in calculating distributable earnings, net income (in accordance with GAAP) is adjusted to exclude unrealized gains or losses on residential MSRs, held at fair value. We treat our commercial MSRs and residential MSRs as two separate classes based on the nature of the underlying mortgages and our treatment of these assets as two separate pools for risk management purposes. Servicing rights relating to our small business commercial business are accounted for under ASC 860, Transfer and Servicing, while our residential MSRs are accounted for under the fair value option under ASC 825, Financial Instruments.  In calculating distributable earnings, we do not exclude realized gains or losses on either commercial MSRs or residential MSRs, held at fair value, as servicing income is a fundamental part of our business and as an indicator of the ongoing performance.

To qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. There are certain items, including net income generated from the creation of MSRs, that are included in distributable earnings but are not included in the calculation of the current year’s taxable income. These differences may result in certain items that are recognized in the current period’s calculation of distributable earnings not being included in taxable income, and thus not subject to the REIT dividend distribution requirement, until future years.

The following table presents an annual reconciliation to distributable earnings:

	Year Ended December 31,			Change
(in thousands)	2020	2019	2018	2020 vs 2019	2019 vs 2018
Net Income	$46,069	$75,056	$61,457	$(28,987)	$13,599
Reconciling items:
Unrealized (gain) loss on mortgage servicing rights	37,258	18,567	(4,206)	18,691	22,773
Impact of ASU 2016-13 on accrual loans	19,527	—	—	19,527	—
Non-recurring REO impairment	3,406	—	—	3,406	—
Merger transaction costs and other non-recurring expenses	4,543	8,852	—	(4,309)	8,852
Bargain purchase gain	—	(30,728)	—	30,728	(30,728)
Unrealized (gain) loss on mortgage-backed securities	185	234	381	(49)	(147)
Unrealized loss on de-designated cash flow hedges	2,118	—	—	2,118	—
Total reconciling items	$67,037	$(3,075)	$(3,825)	$70,112	$750
Income tax adjustments	(11,727)	(4,720)	1,059	(7,007)	(5,779)
Distributable Earnings	$101,379	$67,261	$58,691	$34,118	$8,570
Less: Distributable earnings attributable to non-controlling interests	2,351	1,871	2,100	480	(229)
Less: Income attributable to participating shares	1,392	653	204	739	449
Distributable earnings attributable to common stockholders	97,636	64,737	56,387	32,899	8,350
Distributable earnings per common share - basic and diluted	$1.82	$1.54	$1.76	$0.28	$(0.22)

2020 versus 2019. Consolidated net income of $46.1 million for 2020 represented a decrease of $29.0 million from the prior year, primarily due to an increase of reserves on loans due to the uncertainty of loan performance and recovery related to COVID-19 as well as an increase in unrealized losses on residential mortgage servicing rights, partially offset by net income on PPP activities. Consolidated distributable earnings of $101.4 million for 2020 represented an increase of $34.1 million from the prior year, primarily due to PPP related income and residential mortgage banking activities as well as an increase in distributable earnings reconciling items including unrealized losses on residential mortgage servicing rights and the impact of the adoption of ASU 2016-13 on accrual loans.

2019 versus 2018. Consolidated net income of $75.1 million for 2019 represented an increase of $13.6 million from the prior year, primarily due to the recognition of a bargain purchase gain, partially offset by merger transaction costs, primarily due to the acquisition of ORM, and an increase in net interest income after provision for loan losses, partially offset by after-tax unrealized losses on our residential mortgage servicing rights carried at fair value. Consolidated distributable earnings of $67.3 million for 2019 represented an increase of $8.6 million from the prior year, primarily due to an increase in SBC loan originations and loan acquisitions.

The following table presents a quarterly reconciliation to distributable earnings:

	Three Months Ended December 31,
(in thousands)	2020	2019	Change
Net Income	$27,559	$20,936	$6,623
Reconciling items:
Unrealized (gain) loss on mortgage servicing rights	4,087	(2,482)	6,569
Impact of ASU 2016-13 on accrual loans	(3,587)	—	(3,587)
Non-recurring REO impairment	445	—	445
Merger transaction costs and other non-recurring expenses	1,323	1,938	(615)
Unrealized loss on mortgage-backed securities	—	29	(29)
Total reconciling items	$2,268	$(515)	$2,783
Income tax adjustments	(1,023)	544	(1,567)
Distributable earnings	$28,804	$20,965	$7,839
Less: Distributable earnings attributable to non-controlling interests	677	509	169
Less: Income attributable to participating shares	305	413	(108)
Distributable earnings attributable to common stockholders	$27,822	$20,043	$7,900
Distributable earnings per common share - basic and diluted	$0.51	$0.43	$0.08

QTD 2020 versus QTD 2019. Consolidated net income of $27.6 million for the three months ended December 31, 2020 represented an increase of $6.6 million from the prior year respective period, primarily due to an increase in net residential mortgage banking activities, partially offset by an increase in employee compensation and benefits primarily driven by our residential mortgage banking segment. Consolidated distributable earnings of $28.8 million for the three months ended December 31, 2020 represented an increase of $7.8 million from the prior year respective period, primarily due to increased net income in the residential mortgage banking segment.

COVID-19 Impact on Operating Results

The significant and wide-ranging response of international, federal, state and local public health and governmental authorities to the COVID-19 pandemic in regions across the United States and the world, including the imposition of quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations, and the volatile economic, business and financial market conditions resulting therefrom, are expected to negatively impact our business, financial performance and operating results as we enter 2021. Although we are uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health efforts to contain and combat the spread of COVID-19, we will likely experience material deterioration in our financial performance and operating results, revenues, cash flow and/or profitability in one or more of the upcoming periods in 2021 compared to the corresponding prior-year periods. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part II, Item 1A of this Annual Report on Form 10-K.

Incentive distribution payable to our manager

Under the partnership agreement of our operating partnership, our Manager, the holder of the Class A special unit in our operating partnership, is entitled to receive an incentive distribution, distributed quarterly in arrears in an amount not less than zero equal to the difference between (i) the product of (A) 15% and (B) the difference between (x) distributable earnings (as described below) of our operating partnership, on a rolling four-quarter basis and before the incentive distribution for the current quarter, and (y) the product of (1) the weighted average of the issue price per share of common stock or operating partnership unit (“OP unit”) (without double counting) in all of our offerings multiplied by the weighted average number of shares of common stock outstanding (including any restricted shares of common stock and any other shares of common stock underlying awards granted under our 2012 equity incentive plan) and OP units (without double counting) in such quarter and (2) 8%, and (ii) the sum of any incentive distribution paid to our Manager with respect to the first three quarters of such previous four quarters; provided, however, that no incentive distribution is payable with respect to any calendar quarter unless cumulative distributable earnings is greater than zero for the most recently completed 12 calendar quarters.

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

For purposes of determining the incentive distribution payable to our Manager, distributable earnings is defined under the partnership agreement of our operating partnership in a manner that is similar to the definition of distributable earnings described above under "Non-GAAP Financial Measures" but with the following additional adjustments which (i) further exclude: (a) the incentive distribution, (b) non-cash equity compensation expense, if any, (c) unrealized gains or losses on SBC loans (not just MBS and MSRs), (d) depreciation and amortization (to the extent we foreclose on any property), and (e) one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of the independent directors and (ii) add back any realized gains or losses on the sales of MBS and on discontinued operations which were excluded from the definition of distributable earnings described above under "Non-GAAP Financial Measures".

Liquidity and Capital Resources

Liquidity is a measure of our ability to turn non-cash assets into cash and to meet potential cash requirements. We use significant cash to purchase SBC loans and other target assets, originate new SBC loans, pay dividends, repay principal and interest on our borrowings, fund our operations and meet other general business needs. Our primary sources of liquidity will include our existing cash balances, borrowings, including securitizations, re-securitizations, repurchase agreements, warehouse facilities, bank credit facilities (including term loans and revolving facilities), the net proceeds of offerings of equity and debt securities, including our Senior Secured Notes, Corporate debt, and Convertible Notes, and net cash provided by operating activities.

We are continuing to monitor the COVID-19 pandemic and its impact on us, the borrowers underlying our real estate-related assets, the tenants in the properties we own, our financing sources, and the economy as a whole. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences remain uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and liquidity remains uncertain and difficult to predict. Further discussion of the potential impacts on us from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part II, Item 1A of this Annual Report on Form 10-K.

Cash flow

Year Ended December 31, 2020. Cash and cash equivalents increased by $72.5 million to $200.5 million at the end of 2020, primarily due to net cash provided by operating and financing activities, partially offset by net cash used for investing activities. The net cash provided by operating activities primarily reflected net realized gains on financial instruments and net proceeds on the origination and sale of loans, held for sale, at fair value. The net cash provided by financing activities primarily reflected proceeds from issuances of securitized debt and net proceeds from secured borrowings as a result of an increase in our origination and acquisition activities, partially offset by paydowns of secured debt and dividend payments. The net cash used for investing activities primarily reflected loan originations and purchases, partially offset by paydowns.

Year Ended December 31, 2019. Cash and cash equivalents increased by $33.0 million to $128.0 million at the end of 2019, primarily due to net cash provided by financings activities, partially offset by net cash used for investing and operating activities. The net cash provided by financing activities primarily reflected proceeds from issuances of securitized debt, partially offset by repayments and net proceeds from secured borrowings as a result of an increase in our origination and acquisition activities. The net cash used for investing activities primarily reflected loan originations and purchases, partially offset by paydowns. The net cash used for operating activities primarily reflected net realized gains on financial instruments.

Year Ended December 31, 2018. Cash and cash equivalents increased by $4.0 million to $95.0 million at the end of 2018, primarily due to net cash provided by financings and operating activities, partially offset by net cash used for investing activities. The net cash provided by financing activities primarily reflected proceeds from issuances of securitized debt and secured borrowings, partially offset by repayments. The net cash used for investing activities primarily reflected loan originations and purchases, partially offset by paydowns. The net cash provided by operating activities primarily reflected proceeds on sales and principal payments of loans held for sale, at fair value, partially offset by originations and purchases of loans held for sale, at fair value.

Collateralized borrowings under repurchase agreements

The following table presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase agreements during the quarter and the highest balance of any month end during the quarter (dollars in thousands):

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q1 2018	446,663	414,638	446,663
Q2 2018	443,263	444,963	447,751
Q3 2018	610,251	526,757	610,251
Q4 2018	635,233	622,742	635,233
Q1 2019	597,963	604,107	635,233
Q2 2019	612,383	605,173	612,383
Q3 2019	876,163	744,273	876,163
Q4 2019	809,189	842,676	876,163
Q1 2020	1,159,357	984,273	1,159,357
Q2 2020	714,162	936,760	1,057,522
Q3 2020	624,549	669,356	831,200
Q4 2020	827,569	726,059	827,569

Year Ended December 31, 2020. The net increase in the outstanding balances during 2020 was primarily due to increased liquidity in the early half of 2020 due to uncertainty around COVID-19. Since then, borrowings under repurchases have reduced to normalized levels.

Year Ended December 31, 2019. The net increase in the outstanding balances during 2019 was primarily due to the increased loan origination and acquisition activity, resulting in a greater need to finance these assets through borrowings under repurchase agreements. These balances were partially paid down during the fourth quarter of 2019 using proceeds received from our securitization activities and equity issuances.

Year Ended December 31, 2018. The net increase in the outstanding balances during 2018 was primarily due to the increased loan and MBS investment activity, resulting in a greater need to finance these assets through borrowings under repurchase agreements. These balances are typically paid down as we securitize our acquired and originated loan assets and issue senior bonds.

Debt facilities

We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by loans and investments. The following is a summary of our debt facilities:

							Carrying Value at
Lender	Asset Class	Current Maturity	Pricing	Facility Size		Pledged Assets Carrying Value	December 31, 2020	December 31, 2019
JPMorgan	Acquired loans, SBA loans	June 2021	1M L + 2.25% to 2.875%	$200,000		$52,068	$36,604	$88,972
Keybank	Freddie Mac loans	February 2021	1M L + 1.30%	100,000		51,248	50,408	21,513
East West Bank	SBA loans	October 2022	Prime - 0.821% to + 0.29%	50,000		50,516	40,542	13,294
Credit Suisse	Acquired loans (non USD)	December 2021	Euribor + 2.50% to 3.00%	244,280	(a)	59,353	36,840	37,646
FCB	Acquired loans	June 2021	2.75%	—		—	—	1,354
Comerica Bank	Residential loans	March 2021	1M L + 1.75%	125,000		84,755	78,312	56,822
TBK Bank	Residential loans	October 2021	Variable Pricing	150,000		129,043	123,951	52,151
Origin Bank	Residential loans	June 2021	Variable Pricing	60,000		29,381	27,450	15,343
Associated Bank	Residential loans	November 2021	1M L + 1.50%	60,000		16,962	15,556	5,823
East West Bank	Residential MSRs	September 2023	1M L + 2.50%	50,000		50,941	34,400	39,900
Credit Suisse	Purchased future receivables, PPP loans	June 2021	1M L + 4.50%	150,000		—	—	34,900
Rabobank	Real estate	January 2021	4.22%	14,500		—	—	12,485
Federal Reserve Bank of Minneapolis	PPP loans	April 2022	0.35%	105,222		73,799	76,276	—
Bank of the Sierra	Real estate	August 2050	3.25% to 3.45%	22,750		32,948	22,611	—
Total borrowings under credit facilities (b)				$1,331,752		$631,014	$542,950	$380,203
Citibank	Fixed rate, Transitional, Acquired loans	October 2021	1M L + 2.50% to 3.25%	$500,000		$196,304	$210,735	$124,718
Deutsche Bank	Fixed rate, Transitional loans	November 2021	3M L + 2.00% to 2.40%	350,000		266,014	190,567	141,356
JPMorgan	Transitional loans	November 2022	1M L + 2.25% to 4.00%	400,000		375,035	247,616	250,466
JPMorgan	MBS	March 2021	1.54% to 4.75%	65,407		107,347	65,407	93,715
Deutsche Bank	MBS	January 2021	3.54%	16,354		20,189	16,354	44,730
Citibank	MBS	February 2021	3.25% to 3.75%	58,076		111,796	58,076	56,189
Bank of America	MBS	Matured	1.31% to 1.61%	—		—	—	38,954
RBC	MBS	February 2021	3.05% to 4.43%	38,814		59,620	38,814	59,061
Total borrowings under repurchase agreements (c)				$1,428,651		$1,136,305	$827,569	$809,189
Total secured borrowings				$2,760,403		$1,767,319	$1,370,519	$1,189,392

(a) The current facility size is €200.0 million, but has been converted into USD for purposes of this disclosure.

(b) The weighted average interest rate of borrowings under credit facilities was 2.8% and 4.0% as of December 31, 2020 and 2019, respectively.

(c) The weighted average interest rate of borrowings under repurchase agreements was 3.3% and 4.2% as of December 31, 2020 and 2019, respectively.

Financing facilities

Deutsche Bank loan repurchase facility. Our subsidiaries, ReadyCap Commercial, LLC (“ReadyCap Commercial”), Sutherland Asset I, LLC (“Sutherland Asset I”), Ready Capital Subsidiary REIT I, LLC (“Ready Capital Sub-REIT”) and Sutherland Warehouse Trust II, LLC (“Sutherland Warehouse Trust II”) renewed their master repurchase agreement in January 2020, pursuant to which ReadyCap Commercial, Sutherland Asset I, Ready Capital Sub REIT and Sutherland Warehouse Trust II may be advanced an aggregate principal amount of up to $350 million on originated mortgage loans (the “DB Loan Repurchase Facility”). As of December 31, 2020, we had $190.6 million outstanding under the DB Loan Repurchase Facility. The DB Loan Repurchase Facility is used to finance SBC loans, and the interest rate is LIBOR plus a spread, which varies depending on the type and age of the loan. The DB Loan Repurchase Facility has been extended through November 2021 and our subsidiaries have an option to extend the DB Loan Repurchase Facility for an additional year, subject to certain conditions. ReadyCap Commercial’s, Sutherland Asset I’s, Ready Capital Sub REIT’s and Sutherland Warehouse Trust II’s obligations are fully guaranteed by us.

The eligible assets for the DB Loan Repurchase Facility are loans secured by a first mortgage lien on commercial properties subject to certain eligibility criteria, such as property type, geographical location, LTV ratios, debt yield and debt service coverage ratios. The principal amount paid by the bank for each mortgage loan is based on a percentage of the lesser of the mortgaged property value or the principal balance of such mortgage loan. ReadyCap Commercial, Sutherland Asset I, Ready Capital Sub REIT and Sutherland Warehouse Trust II paid the bank an up-front fee and are also required to pay the bank availability fees, and a minimum utilization fee for the DB Loan Repurchase Facility, as well as certain other administrative costs and expenses. The DB Loan Repurchase Facility also includes financial maintenance covenants, which include (i) an adjusted tangible net worth that does not decline by more than 25% in a quarter, 35% in a year or 50% from the highest adjusted tangible net worth, (ii) a minimum liquidity amount of the greater of (a) $5 million and (b) 3% of the sum of any outstanding recourse indebtedness plus the aggregate repurchase price of the mortgage loans on the Repurchase Agreement; provided however, that no less than two-thirds of the liquidity maintained by the Guarantor to satisfy this shall be cash liquidity, (iii) a debt-to-assets ratio no greater than 80% and (iv) a tangible net worth at least equal to the sum of (a) the product of 1/15 and the amount of all non-recourse indebtedness (excluding the aggregate repurchase price) and other securitization indebtedness and (b) the product of 1/3 and the sum of the aggregate repurchase price and all recourse indebtedness.

JPMorgan loan repurchase facility. Our subsidiaries, ReadyCap Warehouse Financing, LLC (“ReadyCap Warehouse Financing”) and Sutherland Warehouse Trust, LLC (“Sutherland Warehouse Trust”) entered into a master repurchase agreement in December 2015, pursuant to which ReadyCap Warehouse Financing and Sutherland Warehouse Trust, may sell, and later repurchase, mortgage loans in an aggregate principal amount of up to $400 million. As of October 2019, Ready Capital Mortgage Depositor II, LLC (“Ready Capital Mortgage Depositor II”) was added to the agreement. Our subsidiaries renewed their master repurchase agreement with JPMorgan in November 2020 (the “JPM Loan Repurchase Facility”). As of December 31, 2020, we had $247.6 million outstanding under the JPM Loan Repurchase Facility. The JPM Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is LIBOR plus a spread, which is determined by the lender on an asset-by-asset basis. The JPM Loan Repurchase Facility is committed through November 2022, and up to 25% of the then current unpaid obligations of ReadyCap Warehouse Financing’s, Sutherland Warehouse Trust’s and Ready Capital Mortgage Depositor II, LLC Trust’s obligations are fully guaranteed by us.

The eligible assets for the JPM Loan Repurchase Facility are loans secured by first and junior mortgage liens on commercial properties and subject to approval by JPM as the Buyer. The principal amount paid by the bank for each mortgage loan is based on the principal balance of such mortgage loan. ReadyCap Warehouse Financing and Sutherland Warehouse Trust paid the bank a structuring fee and are also required to pay the bank unused fees for the JPM Loan Repurchase Facility, as well as certain other administrative costs and expenses. The JPM Loan Repurchase Facility also includes financial maintenance covenants, which include (i) total stockholders’ equity must not be permitted to be less than the sum of (a) 65% of total stockholders’ equity as of the most recent renewal date of the facility plus (b) 65% of the net proceeds of any equity issuance after the most recent renewal date (ii) maximum leverage of 3:1, excluding non-recourse indebtedness and (iii) liquidity equal to at least the lesser of (a) 5% of the sum of (without duplication) (1) any outstanding indebtedness plus (2) amounts due under the repurchase agreement and (b) $15.0 million.

Citibank loan repurchase agreement. Our subsidiaries, Waterfall Commercial Depositor, LLC, Sutherland Asset I, LLC, ReadyCap Commercial, LLC and Ready Capital Subsidiary REIT I,LLC renewed a master repurchase agreement in October 2020 with Citibank, N.A. (the "Citi Loan Repurchase Facility" and, together with the DB Loan Repurchase Facility and the JPM Loan Repurchase Facility, the "Loan Repurchase Facilities"), pursuant to where these subsidiaries may sell, and later repurchase, a trust certificate (the “Trust Certificate”), representing interests in mortgage loans in an aggregate principal amount of up to $500 million. As of December 31, 2020, we had $210.7 million outstanding under the Citi Loan Repurchase Facility. The Citi Loan Repurchase Facility is used to finance SBC loans, and the interest rate is one month LIBOR plus a spread, depending on asset characteristics. The Citi Loan Repurchase Facility is committed for a period of 364 days, and up to 25% of the then current unpaid obligations of Waterfall Commercial Depositor’s, Sutherland Asset I’s, Ready Capital Sub REIT’s and ReadyCap Commercial, LLC’s obligations are fully guaranteed by us.

The eligible assets for the Citi Loan Repurchase Facility are loans secured by a first mortgage lien on commercial properties, which, amongst other things, generally have a UPB of less than $10 million. The principal amount paid by the bank for the Trust Certificate is based on a percentage of the lesser of the market value or the UPB of such mortgage loans backing the Trust Certificate. Waterfall Commercial Depositor, Sutherland Asset I, ReadyCap Commercial, LLC and Ready Capital Sub REIT are required to pay the bank a commitment fee for the Citi Loan Repurchase Facility, as well as certain other administrative costs and expenses. The Citi Loan Repurchase Facility includes financial maintenance covenants, which include (i) our operating partnership’s net asset value not (A) declining more than 15% in any calendar month, (B) declining more than 25% in any calendar quarter, (C) declining more than 35% in any calendar year, or (D) declining more than 50% from our operating partnership’s highest net asset value set forth in any audited financial statement provided to the bank; (ii) our operating partnership maintaining liquidity in an amount equal to at least 1% of our outstanding indebtedness(excluding non-recourse liabilities in connection with any securitization transaction) of which no more than 20% could be Marketable Securities; and (iii) the ratio of our operating partnership’s total indebtedness (excluding non-recourse liabilities in connection with any securitization transaction) to our net asset value not exceeding 4:1 at any time.

Securities repurchase agreements. As of December 31, 2020, we had $178.7 million of secured borrowings related to SBC ABS and pledged Trust Certificates with four counterparties (lenders).

General statements regarding loan and securities repurchase facilities. At December 31, 2020, we had $837.4 million in fair value of Trust Certificates and loans pledged against our borrowings under the Loan Repurchase Facilities and $72.2 million in fair value of SBC ABS and short term investments pledged against our securities repurchase agreement borrowings.

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

JPMorgan credit facility. We renewed our master loan and security agreement with JPMorgan in June 2020 providing for a credit facility of up to $200 million. As of December 31, 2020, we had $36.6 million outstanding under this credit facility. The credit facility is structured as a secured loan facility in which ReadyCap Lending and Sutherland 2016-1 JPM Grantor Trust act as borrowers. Under this facility, ReadyCap and Sutherland 2016-1 JPM Grantor Trust pledge loans guaranteed by the SBA under the SBA Section 7(a) Loan Program, SBA 504 loans and other loans which were part of the CIT loan acquisition. We act as a guarantor under this facility. The agreement contains financial maintenance covenants, which include (i) total stockholders’ equity must not be permitted to be less than the sum of (a) 60% of total stockholders’ equity as of the most recent renewal date of the facility plus (b) 50% of the net proceeds of any equity issuance after the most recent renewal date (ii) maximum leverage of 3:1, excluding non-recourse indebtedness and (iii) liquidity equal to at least the lesser of (a) 4% of the sum of (without duplication) (1) any outstanding recourse indebtedness plus (2) the aggregate amount of indebtedness outstanding under the agreement. The amended terms have an interest rate based on loan type ranging from one month LIBOR (reset daily), plus a spread. The term of the facility is one year.

At December 31, 2020, we had a leverage ratio of 2.2x on a recourse debt-to-equity basis.

We maintain certain assets, which, from time to time, may include cash, unpledged SBC loans, SBC ABS and short term investments (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by our counterparties, or collectively, the “Cushion”, to meet routine margin calls and protect against unforeseen reductions in our borrowing capabilities. Our ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of our investments, our cash position and margin requirements. Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs. At December 31, 2020, we were in compliance with all debt covenants.

East West Bank credit facility. Our subsidiary, ReadyCap Lending, LLC renewed a senior secured revolving credit facility with East West Bank in October 2020, which provides financing of up to $50.0 million. The agreement extends for two years, with an additional one year extension at the Company’s request and pays interest equal to the Prime Rate minus 0.821% on SBA 7(a) guaranteed loans and the Prime Rate plus 0.029% on unguaranteed loans. At December 31, 2020, we were in compliance with all debt covenants.

Other credit facilities. GMFS funds its origination platform through warehouse lines of credit with five counterparties with total borrowings outstanding of $279.7 million at December 31, 2020. GMFS utilizes committed warehouse lines of credit agreements ranging from $50.0 million to $150.0 million, with expiration dates between March 2021 and September 2023. The lines of credit are collateralized by the underlying mortgages, related documents, and instruments, and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved. These agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. We were in compliance with all significant debt covenants as of December 31, 2020.

Public debt offerings

Convertible notes. On August 9, 2017, we closed an underwritten public sale of $115.0 million aggregate principal amount of its 7.00% convertible senior notes due 2023 (the “Convertible Notes”). The Convertible Notes will mature on August 15, 2023, unless earlier repurchased, redeemed or converted. During certain periods and subject to certain conditions, the Convertible Notes will be convertible by holders into shares of our common stock. As of December 31, 2020, the conversion rate was 1.5994 shares of common stock per $25 principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $15.63 per share of common stock. Upon conversion, holders will receive, at our discretion, cash, shares of our common stock or a combination thereof.

We may redeem all or any portion of the Convertible Notes on or after August 15, 2021, if the last reported sale price of our common stock has been at least 120% of the conversion price in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price payable in cash equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest. Additionally, upon the occurrence of certain corporate transactions, holders may require us to purchase the Convertible Notes for cash at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest.

As of December 31, 2020, we were in compliance with all covenants with respect to the Convertible Notes.

Corporate debt. On April 27, 2018, we completed the public offer and sale of $50,000,000 aggregate principal amount of its 6.50% Senior Notes due 2021 (the “2021 Notes”). We issued the 2021 Notes under a base indenture, dated August 9, 2017, as supplemented by the second supplemental indenture, dated as of April 27, 2018, between us and U.S. Bank National Association, as trustee. The 2021 Notes bear interest at a rate of 6.50% per annum, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018. The 2021 Notes will mature on April 30, 2021, unless earlier redeemed or repurchased.

We may redeem for cash all or any portion of the 2021 Notes, at our option, on or after April 30, 2019 and before April 30, 2020 at a redemption price equal to 101% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. On or after April 30, 2020, we may redeem for cash all or any portion of the 2021 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we undergo a change of control repurchase event, holders may require it to purchase the 2021 Notes, in whole or in part, for cash at a repurchase price equal to 101% of the aggregate principal amount of the 2021 Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase, as described in greater detail in the Indenture. On February 24, 2021, we announced our intention to redeem all of the outstanding 2021 Notes. The redemption date is March 26, 2021 and the redemption price is 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

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

As of December 31, 2020, we were in compliance with all covenants with respect to the corporate debt.

Subsequent to December 31, 2020, we completed the issuance of a public offering of $201.25 million in 5.75% senior notes due 2026 on February 10, 2021. We intend to use the net proceeds from the offering to redeem all of the outstanding 2021 Notes, as described above. We intend to use the remainder of the net proceeds for general business purposes, including to fund our small balance commercial origination and acquisition pipelines.

Public equity offerings

In December 2019, we completed a public offering of 6,000,000 shares of our common stock at a public offering price of $15.30 per share and an additional 900,000 shares of common stock at a public offering price of $15.30 per share pursuant to the underwriter’s full exercise of the over-allotment option in January 2020. Proceeds, net of offering costs and expenses were $ 91.8 million and $13.8 million for December 2019 and January 2020, respectively. There were no equity offerings during 2020.

Other long term financing

ReadyCap Holdings’ 7.50% senior secured notes due 2022. During 2017, ReadyCap Holdings LLC, a subsidiary of the Company, issued $140.0 million in 7.50% Senior Secured Notes due 2022. On January 30, 2018, ReadyCap Holdings LLC, issued an additional $40.0 million in aggregate principal amount of 7.50% Senior Secured Notes due 2022, which have identical terms (other than issue date and issue price) to the notes issued during 2017 (collectively “the Senior Secured Notes”). The additional $40.0 million in Senior Secured Notes were priced with a yield to par call date of 6.5%. Payments of the amounts due on the Senior Secured Notes are fully and unconditionally guaranteed by the Company and its subsidiaries: Sutherland Partners LP, Sutherland Asset I, LLC, and ReadyCap Commercial. The funds were used to fund new SBC and SBA loan originations and new SBC loan acquisitions.

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

As of December 31, 2020, we were in compliance with all covenants with respect to the Senior Secured Notes.

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

The following table presents information on the securitization structures and related issued tranches of notes to investors:

Deal Name	Collateral Asset Class	Issuance	Active / Collapsed	Bonds Issued (in $ millions)
Trusts (Firm sponsored)
Waterfall Victoria Mortgage Trust 2011-1 (SBC1)	SBC Acquired loans	February 2011	Collapsed	$40.5
Waterfall Victoria Mortgage Trust 2011-3 (SBC3)	SBC Acquired loans	October 2011	Collapsed	143.4
Sutherland Commercial Mortgage Trust 2015-4 (SBC4)	SBC Acquired loans	August 2015	Collapsed	125.4
Sutherland Commercial Mortgage Trust 2018 (SBC7)	SBC Acquired loans	November 2018	Active	217.0
ReadyCap Lending Small Business Trust 2015-1 (RCLT 2015-1)	Acquired SBA 7(a) loans	June 2015	Collapsed	189.5
ReadyCap Lending Small Business Loan Trust 2019-2 (RCLT 2019-2)	Originated SBA 7(a) loans, Acquired SBA 7(a) loans	December 2019	Active	131.0

Real Estate Mortgage Investment Conduits (REMICs)
ReadyCap Commercial Mortgage Trust 2014-1 (RCMT 2014-1)	SBC Originated conventional	September 2014	Active	$181.7
ReadyCap Commercial Mortgage Trust 2015-2 (RCMT 2015-2)	SBC Originated conventional	November 2015	Active	218.8
ReadyCap Commercial Mortgage Trust 2016-3 (RCMT 2016-3)	SBC Originated conventional	November 2016	Active	162.1
ReadyCap Commercial Mortgage Trust 2018-4 (RCMT 2018-4)	SBC Originated conventional	March 2018	Active	165.0
Ready Capital Mortgage Trust 2019-5 (RCMT 2019-5)	SBC Originated conventional	January 2019	Active	355.8
Ready Capital Mortgage Trust 2019-6 (RCMT 2019-6)	SBC Originated conventional	November 2019	Active	430.7
Waterfall Victoria Mortgage Trust 2011-2 (SBC2)	SBC Acquired loans	March 2011	Active	97.6
Sutherland Commercial Mortgage Trust 2018 (SBC6)	SBC Acquired loans	August 2017	Active	154.9
Sutherland Commercial Mortgage Trust 2019 (SBC8)	SBC Acquired loans	June 2019	Active	306.5
Sutherland Commercial Mortgage Trust 2020 (SBC9)	SBC Acquired loans	June 2020	Active	203.6

Collateralized Loan Obligations (CLOs)
Ready Capital Mortgage Financing 2017– FL1	SBC Originated transitional	August 2017	Collapsed	$198.8
Ready Capital Mortgage Financing 2018 – FL2	SBC Originated transitional	June 2018	Active	217.1
Ready Capital Mortgage Financing 2019 – FL3	SBC Originated transitional	April 2019	Active	320.2
Ready Capital Mortgage Financing 2020 – FL4	SBC Originated transitional	June 2020	Active	405.3

Trusts (Non-firm sponsored)
Freddie Mac Small Balance Mortgage Trust 2016-SB11	Originated agency multi-family	January 2016	Active	$110.0
Freddie Mac Small Balance Mortgage Trust 2016-SB18	Originated agency multi-family	July 2016	Active	118.0
Freddie Mac Small Balance Mortgage Trust 2017-SB33	Originated agency multi-family	June 2017	Active	197.9
Freddie Mac Small Balance Mortgage Trust 2018-SB45	Originated agency multi-family	January 2018	Active	362.0
Freddie Mac Small Balance Mortgage Trust 2018-SB52	Originated agency multi-family	September 2018	Active	505.0
Freddie Mac Small Balance Mortgage Trust 2018-SB56	Originated agency multi-family	December 2018	Active	507.3
Key Commercial Mortgage Trust 2020-S3(1)	SBC Originated conventional	September 2020	Active	263.2
(1) Contributed portion of assets into trust

We used the proceeds from the sale of the tranches issued to purchase and originate SBC and SBA loans.  We are the primary beneficiary of all firm sponsored securitizations, therefore they are consolidated in our financial statements.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table provides a summary of our contractual obligations as of December 31, 2020:

(in thousands)	Total	< 1 year	1 to 3 years	3 to 5 years	> 5 years
Borrowings under credit facilities	$542,950	$369,121	$151,218	$—	$22,611
Borrowings under repurchase agreements	827,569	579,953	247,616	—	—
Guaranteed loan financing	401,705	395	3,760	7,118	390,432
Senior secured notes	180,000	—	180,000	—	—
Convertible notes	115,000	—	—	115,000	—
Corporate debt	154,250	—	50,000	—	104,250
Loan funding commitments	293,198	90,000	203,198	—	—
Future operating lease commitments	5,757	760	4,602	395	—
Total	$2,520,429	$1,040,229	$840,394	$122,513	$517,293

The table above does not include amounts due under our management agreement or derivative agreements as those contracts do not have fixed and determinable payments. As of the date of this annual report on Form 10-K, we had no off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made, based upon information available to us at that time. The following discussion describes the critical accounting estimates that apply to our operations and require complex management judgment. This summary should be read in conjunction with our accounting policies and use of estimates included in “Notes to Consolidated Financial Statements, Note 3 – Summary of Significant Accounting Policies” included in Item 8, “Financial Statements and Supplementary Data,” in this annual report on Form 10-K.

Allowance for credit losses

The allowance for credit losses consists of the allowance for losses on loans and lending commitments accounted for at amortized cost. Such loans and lending commitments are reviewed quarterly considering credit quality indicators, including probable and historical losses, collateral values, loan-to-value (“LTV”) ratio and economic conditions. The allowance for credit losses increases through provisions charged to earnings and reduced by charge-offs, net of recoveries.

On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments-Credit Losses, and subsequent amendments (“ASU 2016-13”), which replaces the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss ("CECL") model. CECL amends the previous credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost. The allowance for credit losses required under ASU 2016-13 is deducted from the respective loans’ amortized cost basis on our consolidated balance sheets. The guidance also requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption.

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

While we have a formal methodology to determine the adequate and appropriate level of the allowance for credit losses, estimates of inherent loan losses involve judgment and assumptions as to various factors, including current economic conditions. Our determination of adequacy of the allowance for credit losses is based on quarterly evaluations of the above factors. Accordingly, the provision for loan losses will vary from period to period based on management's ongoing assessment of the adequacy of the allowance for credit losses.

Significant judgment is required when evaluating loans for impairment; therefore, actual results over time could be materially different. Refer to “Notes to Consolidated Financial Statements, Note 6 – Loans and Allowance for Credit Losses” included in Item 8, “Financial Statements and Supplementary Data,” in this annual report on Form 10-K for results of our loan impairment evaluation.

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

Inflation. Virtually all of our assets and liabilities are and will be interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our consolidated financial statements are prepared in accordance with U.S. GAAP and our activities and balance sheet shall be measured with reference to historical cost and/or fair market value without considering inflation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we enter into transactions in various financial instruments that expose us to various types of risk, both on and off-balance sheet, which are associated with such financial instruments and markets for which we invest. These financial instruments expose us to varying degrees of market risk, credit risk, interest rate risk, liquidity risk, off-balance sheet risk and prepayment risk. Many of these risks have been augmented due to the continuing economic disruptions caused by the COVID-19 pandemic which remain uncertain and difficult to predict. We continue to monitor the impact of the pandemic and the effect of these risks in our operations.

Market risk. Market risk is the potential adverse changes in the values of the financial instrument due to unfavorable changes in the level or volatility of interest rates, foreign currency exchange rates, or market values of the underlying financial instruments. We attempt to mitigate our exposure to market risk by entering into offsetting transactions, which may include purchase or sale of interest bearing securities and equity securities.

Credit risk. We are subject to credit risk in connection with our investments in SBC loans and SBC ABS and other target assets we may acquire in the future. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. We believe that loan credit quality is primarily determined by the borrowers’ credit profiles and loan characteristics. We seek to mitigate this risk by seeking to acquire assets at appropriate prices given anticipated and unanticipated losses and by deploying a value-driven approach to underwriting and diligence, consistent with our historical investment strategy, with a focus on projected cash flows and potential risks to cash flow. We further mitigate our risk of potential losses while managing and servicing our loans by performing various workout and loss mitigation strategies with delinquent borrowers. Nevertheless, unanticipated credit losses could occur which could adversely impact operating results.

The COVID-19 pandemic has adversely impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in property renovations currently planned or underway. These negative conditions may persist into the future and impair borrower’s ability to pay principal and interest due under our loan agreements. We maintain robust asset management relationships with our borrowers and have leveraged these relationships to address the potential impact of the COVID-19 pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality and retail assets. Some of our borrowers have indicated that due to the impact of the COVID-19 pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. Accordingly, we have discussed with our borrowers potential near-term defensive loan modifications, which could include repurposing of reserves, temporary deferrals of interest, or performance test or covenant waivers on loans collateralized by assets directly impacted by the COVID-19 pandemic, and which would typically be coupled with an additional equity commitment and/or guaranty from sponsors. As of December 31, 2020, approximately 2.0% of the loans in our commercial real estate portfolio are in forbearance plans. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

Interest rate risk. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

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

The following table projects the impact on our interest income and expense for the twelve month period following December 31, 2020, assuming an immediate increase or decrease of 25, 50, 75 and 100 basis points in LIBOR:

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans held for investment	$4,095	$8,362	$12,631	$16,903	$(1,324)	$(2,392)	$(3,440)	$(4,468)
Interest rate swap hedges	770	1,541	2,311	3,081	(770)	(1,541)	(2,311)	(3,081)
Total	$4,865	$9,903	$14,942	$19,984	$(2,094)	$(3,933)	$(5,751)	$(7,549)
Liabilities:
Recourse debt	$(2,640)	$(5,281)	$(7,997)	$(10,729)	$1,743	$1,844	$1,945	$2,047
Non-recourse debt	(1,938)	(3,875)	(5,813)	(7,751)	1,300	1,734	2,169	2,603
Total	$(4,578)	$(9,156)	$(13,810)	$(18,480)	$3,043	$3,578	$4,114	$4,650
Total Net Impact to Net Interest Income (Expense)	$287	$747	$1,132	$1,504	$949	$(355)	$(1,637)	$(2,899)

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

Liquidity risk. Liquidity risk arises in our investments and the general financing of our investing activities. It includes the risk of not being able to fund acquisition and origination activities at settlement dates and/or liquidate positions in a timely manner at a reasonable price, in addition to potential increases in collateral requirements during times of heightened market volatility. If we were forced to dispose of an illiquid investment at an inopportune time, we might be forced to do so at a substantial discount to the market value, resulting in a realized loss. We attempt to mitigate our liquidity risk by regularly monitoring the liquidity of our investments in SBC loans, ABS and other financial instruments. Factors such as our expected exit strategy for, the bid to offer spread of, and the number of broker dealers making an active market in a particular strategy and the availability of long-term funding, are considered in analyzing liquidity risk. To reduce any perceived disparity between the liquidity and the terms of the debt instruments in which we invest, we attempt to minimize our reliance on short-term financing arrangements. While we may finance certain investment in security positions using traditional margin arrangements and reverse repurchase agreements, other financial instruments such as collateralized debt obligations, and other longer-term financing vehicles may be utilized to attempt to provide us with sources of long-term financing.

Prepayment risk. Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest income earned on the assets.

SBC loan and ABS extension risk. Our Manager computes the projected weighted-average life of our assets based on assumptions regarding the rate at which the borrowers will prepay the mortgages or extend. If prepayment rates decrease in a rising interest rate environment or extension options are exercised, the life of the fixed-rate assets could extend beyond the term of the secured debt agreements. This could have a negative impact on our results of operations. In some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Real estate risk. The market values of commercial mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses.

Fair value risk. The estimated fair value of our investments fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of the fixed-rate investments would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of the fixed-rate investments would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our assets recorded and/or disclosed may be adversely impacted. Our economic exposure is generally limited to our net investment position as we seek to fund fixed rate investments with fixed rate financing or variable rate financing hedged with interest rate swaps.

Counterparty risk. We finance the acquisition of a significant portion of our commercial and residential mortgage loans, MBS and other assets with our repurchase agreements and credit facilities. In connection with these financing arrangements, we pledge our mortgage loans and securities as collateral to secure the borrowings. The amount of collateral pledged will typically exceed the amount of the borrowings (i.e. the haircut) such that the borrowings will be over-collateralized. As a result, we are exposed to the counterparty if, during the term of the financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

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

The following table summarizes the Company’s exposure to its repurchase agreements and credit facilities counterparties at December 31, 2020:

(in thousands)	Borrowings under repurchase agreements and credit facilities (1)	Assets pledged on borrowings under repurchase agreements and credit facilities	Net Exposure	Exposure as a Percentage of Total Assets
Total Counterparty Exposure	$ 1,370,519	$ 1,767,319	$ 396,800	7.4%

(1) The exposure reflects the difference between (a) the amount loaned to the Company through repurchase agreements and credit facilities, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets

The following table presents information with respect to any counterparty for repurchase agreements for which our Company had greater than 5% of stockholders’ equity at risk in the aggregate at December 31, 2020:

(in thousands)	Counterparty Rating (1)	Amount of Risk (2)	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
JPMorgan Chase Bank, N.A.	A+ / Aa2	$ 169,359	19	20.3%
Deutsche Bank AG	BBB+ / A3	$ 79,282	11	9.5%
(1) The counterparty rating presented is the long-term issuer credit rating as rated at December 31, 2020 by S&P and Moody’s, respectively.

(2) The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such securities

Capital market risk. We are exposed to risks related to the equity capital markets, and our related ability to raise capital through the issuance of our common stock or other equity instruments. We are also exposed to risks related to the debt capital markets, and our related ability to finance our business through borrowings under repurchase obligations or other financing arrangements. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore requires us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing, and terms of capital we raise.

Off-balance sheet risk. Off-balance sheet risk refers to situations where the maximum potential loss resulting from changes in the level or volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments may result in changes in the value of a particular financial instrument in excess of the reported amounts of such assets and liabilities currently reflected in the accompanying consolidated balance sheets.

Inflation risk. Most of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. Changes in interest rates may correlate with inflation rates and/or changes in inflation rates. Our consolidated financial statements are prepared in accordance with U.S. GAAP and our distributions are determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair value without considering inflation.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ready Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ready Capital Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Servicing rights – Residential (carried at fair value) - Refer to Notes 3 and 9 to the financial statements

Critical Audit Matter Description

The Company accounts for residential mortgage servicing rights (“MSRs”) totaling $76.8 million at fair value and classifies its MSRs as “Level 3” fair value assets. For these assets, the Company uses an independent third-party valuation expert to assist management in estimating the fair value. The third-party valuation expert uses a discounted cash flow approach which consists of projecting servicing cash flows discounted at a rate that management believes market participants would use in their determinations of fair value. The key assumptions used in the estimation of the fair value of MSRs include prepayment rates, discount rates, and cost of servicing. A change in the discount rate, prepayment rate or cost of servicing can have a significant effect on the fair value of MSRs which is recorded in Net unrealized gain (loss) on financial instruments.

We identified the valuation of MSRs as a critical audit matter because of the significant judgments made by management in determining the discount rate, prepayment rate, and cost of servicing assumptions. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimate and assumptions related to selection of the discount rate, prepayment rate and cost of servicing.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rate, prepayment rate, and cost of servicing assumptions included the following, among others:

●	We tested the operating effectiveness of internal controls over determining the fair value, including those over the determination of the discount rate, prepayment rate and cost of servicing assumptions.
●	We tested the operating effectiveness of internal controls over the third-party valuation expert by evaluating management’s process for monitoring the competence, capabilities, and objectivity of the valuation expert as well as evaluating the relevance, completeness, and accuracy of the source data used by the valuation expert.
●	We evaluated management’s process for obtaining an understanding of the work of the valuation expert, including consideration of the relevance and reasonableness of the assumptions, methods, and models used by the valuation expert.
●	We evaluated the reasonableness of management’s discount rate, prepayment rate and cost of service assumptions of the underlying mortgage loans, by comparing historical assumptions to current assumptions and testing the source data used by the valuation expert.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of management’s discount rate, prepayment rate and cost of servicing assumptions by comparing them to independent market information. We also tested the mathematical accuracy of the calculation.

Allowance for loan losses - Refer to Notes 3 and 6 to the financial statements

Critical Audit Matter Description

The general allowance for loan losses is intended to provide for credit losses of loans that are not impaired within the loans held-for-investment portfolio and is reviewed quarterly for adequacy considering credit quality indicators, including probable and historical losses, collateral values, loan-to-value ratio and macroeconomic conditions. The allowance for loan losses is increased through provisions for loan losses charged to earnings and reduced by charge-offs, net of recoveries.  Significant inputs to the Company’s forecasting methods include (i) key loan-specific inputs such as LTV, vintage year, loan-term, underlying property type, occupancy, geographic location, and others, and (ii) a macro-economic forecast, including unemployment rates, interest rates, commercial real estate prices, and others.  Significant judgments are required in determining the allowance, including making assumptions regarding the macroeconomic forecasts, default rate, loss severity rate, and collateral value.

Given the judgment necessary to estimate internal and external factors that may affect collectability of the loan portfolio, including macroeconomic conditions, default rates, loss severity rates, and the fair value of collateral, auditing the estimated allowance for loan losses involved especially complex and subjective judgment, including the need to involve our specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the macroeconomic conditions, default rates, loss severity rates, and fair value of collateral included the following, among others:

●	We tested the operating effectiveness of internal controls over the allowance for loan losses, including those over determining macroeconomic conditions, default rates, loss severity rates, and underlying collateral values.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the macroeconomic conditions, default rates, loss severity rates, and underlying collateral values, for consistency with external data from other sources.
●	We tested the macroeconomic conditions, default rate, loss severity data, and underlying collateral values, which were used to develop the allowance, to determine that the information used in the analysis was relevant, accurate and complete. We also tested the mathematical accuracy of the calculation.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 15, 2021

We have served as the Company's auditor since 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ready Capital Corporation:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Ready Capital Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 15, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 15, 2021

READY CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands)	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$138,975	$67,928
Restricted cash	47,697	51,728
Loans, net (including $88,726 and $20,212 held at fair value)	1,625,555	1,727,984
Loans, held for sale, at fair value	340,288	188,077
Mortgage backed securities, at fair value	88,011	92,466
Loans eligible for repurchase from Ginnie Mae	250,132	77,953
Investment in unconsolidated joint ventures	79,509	58,850
Purchased future receivables, net	17,308	43,265
Derivative instruments	16,363	2,814
Servicing rights (including $76,840 and $91,174 held at fair value)	114,663	121,969
Real estate, held for sale	45,348	58,573
Other assets	89,503	106,925
Assets of consolidated VIEs	2,518,743	2,378,486
Total Assets	$5,372,095	$4,977,018
Liabilities
Secured borrowings	1,370,519	1,189,392
Securitized debt obligations of consolidated VIEs, net	1,905,749	1,815,154
Convertible notes, net	112,129	111,040
Senior secured notes, net	179,659	179,289
Corporate debt, net	150,989	149,986
Guaranteed loan financing	401,705	485,461
Liabilities for loans eligible for repurchase from Ginnie Mae	250,132	77,953
Derivative instruments	11,604	5,250
Dividends payable	19,746	21,302
Accounts payable and other accrued liabilities	135,655	97,407
Total Liabilities	$4,537,887	$4,132,234
Stockholders’ Equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 54,368,999 and 51,127,326 shares issued and outstanding, respectively	5	5
Additional paid-in capital	849,541	822,837
Retained earnings (deficit)	(24,203)	8,746
Accumulated other comprehensive loss	(9,947)	(6,176)
Total Ready Capital Corporation equity	815,396	825,412
Non-controlling interests	18,812	19,372
Total Stockholders’ Equity	$834,208	$844,784
Total Liabilities and Stockholders’ Equity	$5,372,095	$4,977,018

See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In Thousands, except share data)	2020	2019	2018
Interest income	$258,636	$229,916	$169,499
Interest expense	(175,481)	(151,880)	(109,238)
Net interest income before provision for loan losses	$83,155	$78,036	$60,261
(Provision for) recovery of loan losses	(34,726)	(3,684)	(1,701)
Net interest income after (provision for) recovery of loan losses	$48,429	$74,352	$58,560
Non-interest income
Residential mortgage banking activities	$252,720	$83,539	$59,852
Net realized gain on financial instruments and real estate owned	31,913	28,958	38,409
Net unrealized gain (loss) on financial instruments	(48,101)	(18,790)	4,853
Servicing income, net of amortization and impairment of $5,975, $5,811 and $5,509	38,594	30,665	27,075
Income on purchased future receivables, net of allowance for doubtful accounts of $11,769 and $5,082	15,711	2,362	—
Income (loss) on unconsolidated joint ventures	2,404	6,088	12,148
Other income	41,516	11,078	5,586
Gain on bargain purchase	—	30,728	—
Total non-interest income	$334,757	$174,628	$147,923
Non-interest expense
Employee compensation and benefits	$(91,920)	$(51,237)	$(56,602)
Allocated employee compensation and benefits from related party	(7,000)	(5,473)	(4,200)
Variable expenses on residential mortgage banking activities	(114,510)	(51,760)	(22,228)
Professional fees	(13,360)	(7,434)	(6,999)
Management fees – related party	(10,682)	(9,578)	(8,176)
Incentive fees – related party	(5,973)	(106)	(1,143)
Loan servicing expense	(30,856)	(17,976)	(15,545)
Merger related expenses	(63)	(7,750)	—
Other operating expenses	(54,369)	(33,162)	(28,747)
Total non-interest expense	$(328,733)	$(184,476)	$(143,640)
Income (loss) before provision for income taxes	$54,453	$64,504	$62,843
Income tax (provision) benefit	(8,384)	10,552	(1,386)
Net income (loss)	$46,069	$75,056	$61,457
Less: Net income (loss) attributable to non-controlling interest	1,199	2,088	2,199
Net income (loss) attributable to Ready Capital Corporation	$44,870	$72,968	$59,258

Earnings (loss) per common share - basic	$0.81	$1.72	$1.84
Earnings (loss) per common share - diluted	$0.81	$1.72	$1.84

Weighted-average shares outstanding
Basic	53,736,523	42,011,750	32,085,975
Diluted	53,818,378	42,047,648	32,102,184

Dividends declared per share of common stock	$1.30	$1.60	$1.57

See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Thousands)	2020	2019	2018
Net Income (loss)	$46,069	$75,056	$61,457
Other comprehensive income (loss) - net change by component
Net change in hedging derivatives (cash flow hedges)	$(1,526)	$(5,724)	$(954)
Foreign currency translation adjustment	(2,326)	289	—
Other comprehensive income (loss)	$(3,852)	$(5,435)	$(954)
Comprehensive income (loss)	$42,217	$69,621	$60,503
Less: Comprehensive income (loss) attributable to non-controlling interests	1,118	1,907	2,167
Comprehensive income (loss) attributable to Ready Capital Corporation	$41,099	$67,714	$58,336
See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

				Retained	Accumulated Other	Total
	Common Stock		Additional Paid-	Earnings	Comprehensive	Ready Capital	Non-Controlling
(In thousands, except share data)	Shares	Par Value	In Capital	(Deficit)	Income (Loss)	Corporation Equity	Interest	Total
Balance at January 1, 2018	31,996,440	$3	$539,455	$(3,385)	$—	$536,073	$19,394	$555,467
Dividend declared on common stock ($1.57 per share)	—	—	—	(50,601)	—	(50,601)	—	(50,601)
Dividend declared on OP units	—	—	—	—	—	—	(1,766)	(1,766)
Equity issuances	5,000	—	86	—	—	86	—	86
Offering costs	—	—	(103)	—	—	(103)	—	(103)
Contributions, net	—	—	—	—	—	—	38	38
Equity component of 2017 convertible note issuance	—	—	(322)	—	—	(322)	(12)	(334)
Stock-based compensation	48,617	—	447	—	—	447	—	447
Conversion of OP units into common stock	33,658	—	577	—	—	577	(577)	—
Manager incentive fee paid in stock	21,397	—	338	—	—	338	—	338
Net income	—	—	—	59,258	—	59,258	2,199	61,457
Other comprehensive income (loss)	—	—	—	—	(922)	(922)	(32)	(954)
Balance at December 31, 2018	32,105,112	$3	$540,478	$5,272	$(922)	$544,831	$19,244	$564,075
Dividend declared on common stock ($1.60 per share)	—	—	—	(69,494)	—	(69,494)	—	(69,494)
Dividend declared on OP units	—	—	—	—	—	—	(1,788)	(1,788)
Shares issued pursuant to merger transactions	12,882,323	1	189,610	—	—	189,611	—	189,611
Equity issuances	6,000,000	1	91,799	—	—	91,800	—	91,800
Offering costs	—	—	(408)	—	—	(408)	(2)	(410)
Contributions, net	—	—	—	—	—	—	20	20
Equity component of 2017 convertible note issuance	—	—	(351)	—	—	(351)	(9)	(360)
Stock-based compensation	124,952	—	1,476	—	—	1,476	—	1,476
Manager incentive fee paid in stock	14,939	—	233	—	—	233	—	233
Net income	—	—	—	72,968	—	72,968	2,088	75,056
Other comprehensive income (loss)	—	—	—	—	(5,254)	(5,254)	(181)	(5,435)
Balance at December 31, 2019	51,127,326	$5	$822,837	$8,746	$(6,176)	$825,412	$19,372	$844,784
Cumulative-effect adjustment upon adoption of ASU 2016-13, net of taxes (Note 4)	—	—	—	(6,599)	—	(6,599)	(155)	(6,754)
Dividend declared on common stock ($1.30 per share)	—	—	—	(71,220)	—	(71,220)	—	(71,220)
Dividend declared on OP units	—	—	—	—	—	—	(1,504)	(1,504)
Stock issued in connection with stock dividend	2,764,487	—	17,033	—	—	17,033	362	17,395
Equity issuances	900,000	—	13,410	—	—	13,410	—	13,410
Offering costs	—	—	(49)	—	—	(49)	(1)	(50)
Distributions, net	—	—	—	—	—	—	(250)	(250)
Equity component of 2017 convertible note issuance	—	—	(379)	—	—	(379)	(8)	(387)
Stock-based compensation	357,945	—	5,399	—	—	5,399	—	5,399
Manager incentive fee paid in stock	212,844	—	1,806	—	—	1,806	—	1,806
Share repurchases	(993,603)	—	(10,516)	—	—	(10,516)	—	(10,516)
Sale of subsidiary interest to non-controlling interest	—	—	—	—	—	—	(122)	(122)
Net income	—	—	—	44,870	—	44,870	1,199	46,069
Other comprehensive income (loss)	—	—	—	—	(3,771)	(3,771)	(81)	(3,852)
Balance at December 31, 2020	54,368,999	$5	$849,541	$(24,203)	$(9,947)	$815,396	$18,812	$834,208

See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
(In Thousands)	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$46,069	$75,056	$61,457
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	33,550	14,409	15,470
Provision for (Recovery of) loan losses	34,726	3,684	1,701
Impairment loss on real estate, held for sale	3,520	1,317	1,086
Change in repair and denial reserve	4,378	(345)	(163)
Net settlement of derivative instruments	(10,014)	(6,219)	4,272
Purchase of loans, held for sale, at fair value	—	(9,149)	(17,481)
Origination of loans, held for sale, at fair value	(5,076,936)	(2,621,324)	(2,407,492)
Proceeds from disposition and principal payments of loans, held for sale, at fair value	5,152,861	2,628,521	2,586,724
Realized (gains) losses, net	(263,332)	(101,794)	(88,890)
Unrealized (gains) losses, net	52,244	18,790	(4,853)
Gain on bargain purchase	—	(30,728)	—
Net (income) loss of unconsolidated joint ventures, net of distributions	(1,893)	(5,716)	1,047
Foreign currency (gains) losses, net	(4,139)	—	—
Payoff of purchased future receivables, net of originations	14,188	(8,807)	—
Allowance for doubtful accounts on purchased future receivables	11,769	5,082	—
Net changes in operating assets and liabilities
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	11,859	(21,265)	(12,088)
Receivable from third parties	(10)	7,556	(2,132)
Other assets	16,675	(26,286)	1,448
Accounts payable and other accrued liabilities	43,378	24,821	191
Net cash provided by (used for) operating activities	$68,893	$(52,397)	$140,297
Cash Flow From Investing Activities:
Origination of loans	(774,581)	(1,307,143)	(934,607)
Purchase of loans	(242,532)	(739,002)	(369,418)
Purchase of mortgage backed securities, at fair value	(14,216)	(9,593)	(73,305)
Purchase of real estate	(329)	(117)	(1,570)
Funding of unconsolidated joint ventures	(23,707)	(26,655)	—
Purchase of servicing rights	—	(894)	(362)
Proceeds on unconsolidated joint venture in excess of earnings recognized	4,941	15,578	20,884
Payment of liability under participation agreements, net of proceeds received	—	—	(555)
Proceeds from disposition and principal payment of loans	961,235	826,702	746,162
Proceeds from sale and principal payment of mortgage backed securities, at fair value	12,486	14,354	30,381
Proceeds from sale of real estate	17,261	18,983	1,631
Cash paid in connection with Knight Merger, net of cash acquired	—	(15,827)	—
Cash acquired in connection with the ORM Merger	—	10,822	—
Net cash provided by (used for) investing activities	$(59,442)	$(1,212,792)	$(580,759)
Cash Flows From Financing Activities:
Proceeds from secured borrowings	6,870,576	5,398,657	3,603,933
Payment of secured borrowings	(6,692,145)	(5,087,424)	(3,406,779)
Proceeds from issuance of securitized debt obligations of consolidated VIEs	495,220	1,395,518	607,837
Payment of securitized debt obligations of consolidated VIEs	(441,212)	(477,205)	(297,774)
Payment of offering costs	(50)	104,687	91,328
Payment of guaranteed loan financing	(102,155)	(34,704)	(74,980)
Payment of deferred financing costs	(12,820)	(28,207)	(18,831)
Equity issuance, net of offering costs	13,410	91,390	86
Payment of contingent consideration	—	(1,207)	(8,967)
Redemption of preferred stock	—	—	(103)
Distributions from non-controlling interests, net	(250)	20	45
Sale of subsidiary interest to non-controlling interests	(122)	—	—
Dividend payments	(56,885)	(63,326)	(51,317)
Share repurchase program	(10,516)	—	—
Net cash provided by (used for) financing activities	$63,051	$1,298,199	$444,478
Net increase (decrease) in cash, cash equivalents, and restricted cash	72,502	33,010	4,016
Cash, cash equivalents, and restricted cash, beginning of period	127,980	94,970	90,954
Cash, cash equivalents, and restricted cash, end of period	$200,482	$127,980	$94,970

Supplemental disclosures of operating cash flow
Cash paid for interest	$156,262	$126,188	$95,946
Cash paid (received) for income taxes	$(8,482)	$(2,661)	$898
Stock-based compensation	$5,299	$1,476	$447
Supplemental disclosure of non-cash investing activities
Loans transferred from loans, held for sale, at fair value to loans, net	$714	$1,262	$644
Loans transferred from loans, net to loans, held for sale, at fair value	$—	$—	$1,147
Consolidation of assets in securitization trusts	$—	$463,177	$—
Loans transferred to real estate owned	$11,339	$—	$—
Deconsolidation of assets in securitization trusts	$—	$177,815	$—

Supplemental disclosure of non-cash financing activities
Dividend paid in stock	$17,395	$—	$—
Common stock issued in connection with merger transactions	$—	$189,611	$—
Consolidation of borrowings in securitization trusts	$—	$463,177	$—
Deconsolidation of borrowings in securitization trusts	$—	$177,815	$—
Share-based component of incentive fees	$1,806	$233	$338

Cash and restricted cash reconciliation
Cash and cash equivalents	$138,975	$67,928	$54,406
Restricted cash	47,697	51,728	28,921
Cash, cash equivalents, and restricted cash in assets of consolidated VIEs	13,810	8,324	11,643
Cash, cash equivalents, and restricted cash at end of period	$200,482	$127,980	$94,970

See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION

NOTES TO the CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Ready Capital Corporation (the “Company” or “Ready Capital” and together with its subsidiaries “we”, “us” and “our”), is a Maryland corporation. The Company is a multi-strategy real estate finance company that originates, acquires, finances and services small to medium balance commercial (“SBC”) loans, Small Business Administration (“SBA”) loans, residential mortgage loans, and to a lesser extent, mortgage backed securities (“MBS”) collateralized primarily by SBC loans, or other real estate-related investments. SBC loans represent a special category of commercial loans, sharing both commercial and residential loan characteristics. SBC loans are generally secured by first mortgages on commercial properties, but because SBC loans are also often accompanied by collateralization of personal assets and subordinate lien positions, aspects of residential mortgage credit analysis are utilized in the underwriting process.

The Company is externally managed and advised by Waterfall Asset Management, LLC (“Waterfall” or the “Manager”), an investment advisor registered with the United States Securities and Exchange Commission under the Investment Advisors Act of 1940, as amended.

Sutherland Partners, LP (the “Operating Partnership”) holds substantially all of our assets and conducts substantially all of our business. As of both December 31, 2020 and 2019, the Company owned approximately 97.9% of the Operating Partnership. The Company, as sole general partner of the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Therefore, the Company consolidates the Operating Partnership.

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

Note 2. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)—as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Note 3. Summary of Significant Accounting Policies

Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

Loans, held-for-investment. Loans, held-for-investment are loans acquired from third parties (“acquired loans”), loans originated by the Company that we do not intend to sell, or securitized loans that were previously originated by us. Securitized loans remain on the Company’s balance sheet because the securitization vehicles are consolidated under ASC 810. Acquired loans are recorded at cost at the time they are acquired and are accounted for under ASC 310-10, Receivables.

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

Loans, held at fair value. Loans, held at fair value represent certain loans originated by the Company and PPP loans for which we have elected the fair value option. Interest is recognized as interest income in the consolidated statements of income when earned and deemed collectible. Changes in fair value are recurring and are reported as net unrealized gain (loss) in the consolidated statements of income.

Allowance for credit losses. The allowance for credit losses consists of the allowance for losses on loans and lending commitments accounted for at amortized cost. Such loans and lending commitments are reviewed quarterly considering credit quality indicators, including probable and historical losses, collateral values, loan-to-value ratio and economic conditions. The allowance for credit losses increases through provisions charged to earnings and reduced by charge-offs, net of recoveries.

On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses, and subsequent amendments (“ASU 2016-13”), which replaces the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss ("CECL") model. CECL amends the previous credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost. The allowance for credit losses required under ASU 2016-13 is deducted from the respective loans’ amortized cost basis on our consolidated balance sheets. The guidance also requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption.

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

The Company estimates the CECL expected credit losses for its loan and lending commitment portfolio at the individual loan level. Significant inputs to the Company’s forecasting methods include (i) key loan-specific inputs such as LTV, vintage year, loan-term, underlying property type, occupancy, geographic location, and others, and (ii) a macro-economic forecast, including unemployment rates, interest rates, commercial real estate prices, and others. These estimates may change in future periods based on available future macro-economic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio.

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

While we have a formal methodology to determine the adequate and appropriate level of the allowance for credit losses, estimates of inherent loan losses involve judgment and assumptions as to various factors, including current economic conditions. Our determination of adequacy of the allowance for credit losses is based on quarterly evaluations of the above factors. Accordingly, the provision for credit losses will vary from period to period based on management's ongoing assessment of the adequacy of the allowance for credit losses.

Non-accrual loans. Non-accrual loans are the loans for which we are not accruing interest income. Non-accrual loans include PCD (“purchased credit-deteriorated”) loans when principal or interest has been delinquent for 90 days or more and for which specific reserves are recorded.

Troubled debt restructurings. In situations where, for economic or legal reasons related to the borrower’s financial difficulties, we grant concessions for a period of time to the borrower that we would not otherwise consider, the related loans are classified as troubled debt restructurings (“TDR”). These modified terms may include interest rate reductions, principal forgiveness, term extensions, payment forbearance and other actions intended to minimize our economic loss and to avoid foreclosure or repossession of collateral. For modifications where we forgive principal, the entire amount of such principal forgiveness is immediately charged off. Other than resolutions such as foreclosures and sales, we may remove loans held-for-investment from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as a new loan.

Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected.

Additionally, based on issued regulatory guidance provided by federal and state regulatory agencies, a loan modification is not considered TDR if: (1) made in response to the COVID-19 pandemic; (2) the borrower was current on payments at the time the modification program was implemented; (3) the modification was short-term (e.g., six months).

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

Derivative instruments, at fair value

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments, currently comprised of credit default swaps (“CDSs”), interest rate swaps, TBA agency securities and interest rate lock commitments (“IRLCs”) as part of our risk management. The Company accounts for derivative instruments under ASC 815, Derivatives and Hedges. All derivatives are reported as either assets or liabilities in the consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings unless hedge accounting is elected. As of December 31, 2020, the Company has offset $5.0 million of cash collateral receivable against our gross derivative liability positions. As of December 31, 2020 and 2019, the cash collateral receivable for derivatives that has not been offset against our derivative liability positions is $10.5 million and $9.5 million, respectively, and is included in restricted cash in the consolidated balance sheets.

Interest rate swap agreements. An interest rate swap is an agreement between two counterparties to exchange periodic interest payments where one party to the contract makes a fixed-rate payment in exchange for a floating-rate payment from the other party. The dollar amount each party pays is an agreed-upon periodic interest rate multiplied by some pre-determined dollar principal (notional amount). No principal (notional amount) is exchanged between the two parties at trade initiation date. Only interest payments are exchanged. Interest rate swaps are classified as Level 2 in the fair value hierarchy. The fair value adjustments are reported within net unrealized gain (loss) on financial instruments, while the related interest income or interest expense, are reported within net realized gain (loss) on financial instruments in the consolidated statements of income.

TBA Agency Securities. TBA Agency Securities are forward contracts for the purchase or sale of Agency Securities at predetermined measures on an agreed-upon future date. The specific Agency Securities delivered pursuant to the contract upon the settlement date are not known at the time of the transaction. The fair value of TBA Agency Securities is priced based on observed quoted prices. The realized and unrealized gains or losses are reported in the consolidated statements of income as residential mortgage banking activities. TBA Agency Securities are classified as Level 2 in the fair value hierarchy.

IRLC. IRLCs are agreements under which GMFS agrees to extend credit to a borrower under certain specified terms and conditions in which the interest rate and the maximum amount of the loan are set prior to funding. Unrealized gains and losses on the IRLCs, reflected as derivative assets and derivative liabilities, respectively, are measured based on the value of the underlying mortgage loan, quoted government-sponsored enterprise (Fannie Mae, Freddie Mac, and the Government National Mortgage Association ((“Ginnie Mae”), collectively, “GSEs”) or MBS prices, estimates of the fair value of the mortgage servicing rights (“MSRs”) and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees. The realized and unrealized gains or losses are reported in the consolidated statements of income as residential mortgage banking activities. IRLCs are classified as Level 3 in the fair value hierarchy.

FX forwards. FX forwards are agreements between two counterparties to exchange a pair of currencies at a set rate on a future date. Such contracts are used to convert the foreign currency risk to U.S. dollars to mitigate exposure to fluctuations in FX rates. The fair value adjustments are reported within net unrealized gain (loss) on financial instruments in the consolidated statements of income. FX forwards are classified as Level 2 in the fair value hierarchy.

CDS. CDSs are contracts between two parties, a protection buyer who makes fixed periodic payments, and a protection seller, who collects the premium in exchange for making the protection buyer whole in the case of default. The fair value adjustments, are reported within net unrealized gain (loss) on financial instruments, while the related interest income or interest expense, are reported within net realized gain (loss) on financial instruments in the consolidated statements of income. CDSs are classified as Level 2 in the fair value hierarchy.

Hedge accounting. As a general rule, hedge accounting is permitted where the Company is exposed to a particular risk, such as interest rate risk, that causes changes in the fair value of an asset or liability or variability in the expected future cash flows of an existing asset, liability, or forecasted transaction that may affect earnings.

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

Servicing rights are recognized upon sale of loans, including a securitization of loans accounted for as a sale in accordance with U.S. GAAP, if servicing is retained. For servicing rights, gains related to servicing rights retained is included in net realized gain (loss) in the consolidated statements of income. For residential mortgage servicing rights, gains on servicing rights retained upon sale of a loan are included in residential mortgage banking activities in the consolidated statements of income.

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

Servicing rights – SBA and Freddie Mac. SBA and Freddie Mac servicing rights are initially recorded at fair value and subsequently carried at amortized cost. We capitalize the value expected to be realized from performing specified servicing activities for others. Servicing rights are amortized in proportion to and over the period of estimated servicing income, and are evaluated for potential impairment quarterly.

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

Servicing rights - Residential (carried at fair value). The Company’s residential mortgage servicing rights consist of conforming conventional residential loans sold to Fannie Mae and Freddie Mac or loans securitized in Ginnie Mae securities. Government insured loans serviced by the Company are securitized through Ginnie Mae, whereby the Company is insured against loss by the Federal Housing Administration or partially guaranteed against loss by the Department of Veterans Affairs.

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

After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, real estate, held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged through impairment.

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

Goodwill

The Company recorded goodwill in connection with the Company’s acquisition of Knight Capital. Goodwill is not amortized, but rather, is tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. Goodwill at December 31, 2020, represents the excess of the consideration transferred over the fair value of net assets acquired in connection with the acquisition of Knight Capital in October 2019.

In testing goodwill for impairment, the Company follows ASC 350, Intangibles- Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill, or we choose not to perform the qualitative assessment, then we compare the fair value of that reporting unit with its carrying value, including goodwill, in a quantitative assessment. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss measured as the excess of the reporting unit’s carrying value, including goodwill, over its fair value.

The qualitative assessment requires judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, macroeconomic conditions, industry and market conditions and relevant entity specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. Based on our qualitative assessment during the fourth quarter of 2020, we believe the Company’s Knight Capital reporting unit, to which goodwill was attributed, is not currently at risk of impairment.

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

Secured borrowings

Secured borrowings include borrowings under credit facilities, repurchase agreements, and promissory notes.

Borrowings under credit facilities. The Company accounts for borrowings under credit facilities under ASC 470, Debt. The Company partially finances its loans, net through credit agreements with various counterparties. These borrowings are collateralized by loans, held-for-investment, and loans, held for sale, at fair value and have maturity dates within two years from the consolidated balance sheet date. If the fair value (as determined by the applicable counterparty) of the collateral securing these borrowings decreases, we may be subject to margin calls during the period the borrowings are outstanding. In instances where we do not satisfy the margin calls within the required time frame, the counterparty may retain the collateral and pursue collection of any outstanding debt amount from us. Interest paid and accrued in connection with credit facilities is recorded as interest expense in the consolidated statements of income.

Borrowing under repurchase agreements. The Company accounts for borrowings under repurchase agreements under ASC 860, Transfers and Servicing. Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Through December 31, 2020, none of our repurchase agreements have been accounted for as components of linked transactions. All securities financed through a repurchase agreement have remained on our consolidated balance sheets as an asset and cash received from the lender was recorded on our consolidated balance sheets as a liability. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense in the consolidated statements of income.

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

Non-controlling interests

Non-controlling interests are presented on the consolidated balance sheets and the consolidated statements of income and represent direct investment in the Operating Partnership by Sutherland OP Holdings II, Ltd., which is managed by our Manager, and third parties.

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

Income taxes

U.S. GAAP establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s consolidated financial statements or tax returns. We assess the recoverability of deferred tax assets through evaluation of carryback availability, projected taxable income and other factors as applicable. Significant judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns as well as the recoverability of amounts we record, including deferred tax assets.

We provide for exposure in connection with uncertain tax positions, which requires significant judgment by management including determination, based on the weight of the tax law and available evidence, that it is more-likely-than-not that a tax result will be realized. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense on our consolidated statements of income. As of December 31, 2020 and 2019, we accrued no taxes, interest or penalties related to uncertain tax positions. In addition, we do not anticipate a change in this position in the next 12 months.

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

Since the guidance does not apply to revenue associated with financial instruments, including interest income, realized or unrealized gains on financial instruments, loan servicing fees, loan origination fees, among other revenue streams, the revenue recognition guidance does not have a material impact on our consolidated financial statements. In addition,  revisions to existing accounting rules regarding the determination of whether a company is acting as a principal or agent in an arrangement and accounting for sales of nonfinancial assets where the seller has continuing involvement, did not materially impact the Company.

Interest income. Interest income on loans, held-for-investment, loans, held at fair value, loans, held for sale, at fair value, and MBS, at fair value is accrued based on the outstanding principal amount and contractual terms of the instrument. Discounts or premiums associated with the loans and investment securities are amortized or accreted into interest income as a yield adjustment on the effective interest method, based on contractual cash flows through the maturity date of the investment. On at least a quarterly basis, we review and, if appropriate, make adjustments to the accrual status of the asset. If the asset has been delinquent for the previous 90 days, the asset status will turn to non-accrual, and recognition of interest income will be suspended until the asset resumes contractual payments for three consecutive months.

Realized gains (losses). Upon the sale or disposition (not including the prepayment of outstanding principal balance) of loans or securities, the excess (or deficiency) of net proceeds over the net carrying value or cost basis of such loans or securities is recognized as a realized gain (loss).

Origination income and expense. Origination income represents fees received for origination of either loans, held at fair value, loans, held for sale, at fair value, or loans, held-for-investment. For loans held, at fair value, and loans, held for sale, at fair value, pursuant to ASC 825, the Company reports origination fee income as revenue and fees charged and costs incurred as expenses. These fees and costs are excluded from the fair value. For originated loans, held-for-investment, under ASC 310-10, the Company defers these origination fees and costs at origination and amortizes them under the effective interest method over the life of the loan. Origination fees and expenses for loans, held at fair value and loans, held for sale, at fair value, are presented in the consolidated statements of income as components of other income and operating expenses. Origination fees for residential mortgage loans originated by GMFS are presented in the consolidated statements of income in residential mortgage banking activities, while origination expenses are presented within variable expenses on residential mortgage banking activities. The amortization of net origination fees and expenses for loans, held-for-investment are presented in the consolidated statements of income as a component of interest income.

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

Variable expenses on residential mortgage banking activities. Loan expenses include indirect costs related to loan origination activities, such as correspondent fees, and are expensed as incurred and are included within variable expenses on residential mortgage banking activities on the Company’s consolidated statements of income. The provision for loan indemnification includes the fair value of the incurred liability for mortgage repurchases and indemnifications recognized at the time of loan sale and any other provisions recorded against the loan indemnification reserve. Loan origination costs directly attributable to the processing, underwriting, and closing of a loan are included in the gain on sale of mortgage loans held for sale when loans are sold.

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

Note 4. Recent accounting pronouncements

Financial Accounting Standards Board (“FASB”) Standards

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

Adopted January 1, 2020.
Issued June 2016

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

Requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption.
ASU 2017-4, Intangibles — Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment	Requires an impairment loss to be recognized when the estimated fair value of a reporting unit falls below its carrying value.	Adopted January 1, 2020.
Issued January 2017	Eliminates the second condition in the current guidance that requires an impairment loss to be recognized only if the estimated implied fair value of the goodwill is below its carrying value.	Based on current impairment test results, the adoption did not have a material effect on the consolidated financial statements.
The guidance may result in more frequent goodwill impairment losses in future periods due to the removal of the second condition.
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	Provides guidance on increasing the transparency and comparability of the disclosure requirements for fair value measurement.	Adopted in the first quarter of 2020.
Issued August 2018		The adoption did not have a material impact on our consolidated financial statements.
ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting

Provides optional exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. The election to adopt may be made any time after the effective date of March 12, 2020 through December 31, 2022.

The Company has not adopted any of the optional expedients or exceptions as of the year-ended December 31, 2020 but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

Issued March 2020

Note 5. Business Combinations

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

The following pro-forma income and earnings (unaudited) of the combined company are presented as if the merger had occurred on January 1, 2018:

	For the year ended	For the year ended
(In Thousands)	December 31, 2019	December 31, 2018
Selected Financial Data
Interest income	$232,706	$181,780
Interest expense	(152,428)	(111,371)
Provision for loan losses	(3,684)	(1,462)
Non-interest income	145,393	157,049
Non-interest expense	(180,140)	(155,704)
Income before provision for income taxes	41,847	70,292
Income tax benefit	10,545	(1,945)
Net income	$52,392	$68,347

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

The fair value of the intangible assets with definite lives is as follows:

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

The following pro-forma income and earnings (unaudited) of the combined company are presented as if the merger had occurred on January 1, 2018:

	For the year ended	For the year ended
(In Thousands)	December 31, 2019	December 31, 2018
Selected Financial Data
Interest income	$229,916	$169,499
Interest expense	(151,880)	(109,238)
Provision for loan losses	(3,684)	(1,701)
Non-interest income	223,197	192,181
Non-interest expense	(229,648)	(201,454)
Income before provision for income taxes	67,901	49,287
Income tax benefit	10,552	(1,386)
Net income	$78,453	$47,901

Non-recurring pro-forma transaction costs directly attributable to the merger were $2.2 million for the year ended December 31, 2019, and have been deducted from the non-interest expense amount above. These costs included legal, accounting, valuation, and other professional or consulting fees directly attributable to the merger.

Note 6. Loans and allowance for credit losses

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

Loan portfolio

The following table summarizes the classification, unpaid principal balance (“UPB”), and carrying value of loans held by the Company including loans of consolidated VIEs:

	December 31, 2020		December 31, 2019
(In Thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Originated Transitional loans	$530,671	$535,963	$593,657	$600,226
Originated SBA 7(a) loans	310,537	314,938	297,934	299,580
Acquired SBA 7(a) loans	201,066	210,115	255,240	269,396
Originated SBC loans	173,190	167,470	133,118	132,227
Acquired loans	351,381	352,546	430,307	433,079
Originated PPP loans, at fair value	74,931	74,931	—	—
Originated SBC loans, at fair value	13,795	14,088	20,212	19,565
Originated Residential Agency loans	3,208	3,208	3,396	3,395
Total Loans, before allowance for loan losses	$1,658,779	$1,673,259	$1,733,864	$1,757,468
Allowance for loan losses	$(33,224)	$—	$(5,880)	$—
Total Loans, net	$1,625,555	$1,673,259	$1,727,984	$1,757,468
Loans in consolidated VIEs
Originated SBC loans	$889,566	$885,235	$1,037,844	$1,026,921
Originated Transitional loans	788,403	792,432	490,913	493,217
Acquired loans	697,567	701,133	666,226	671,698
Originated SBA 7(a) loans	68,625	72,451	79,457	83,559
Acquired SBA 7(a) loans	42,154	52,456	53,320	66,997
Total Loans, in consolidated VIEs, before allowance for loan losses	$2,486,315	$2,503,707	$2,327,760	$2,342,392
Allowance for loan losses on loans in consolidated VIEs	$(13,508)	$—	$(1,561)	$—
Total Loans, net, in consolidated VIEs	$2,472,807	$2,503,707	$2,326,199	$2,342,392
Loans, held for sale, at fair value
Originated Residential Agency loans	$260,447	$249,852	$136,506	$132,016
Originated Freddie Mac loans	51,248	50,408	21,775	21,513
Originated SBC loans	17,850	17,850	—	—
Originated SBA 7(a) loans	10,232	9,436	28,551	26,669
Acquired loans	511	499	1,245	1,208
Total Loans, held for sale, at fair value	$340,288	$328,045	$188,077	$181,406
Loans, held for sale, at fair value in consolidated VIEs
Acquired loans	$—	$—	$4,434	$4,400
Total Loans, held for sale, at fair value in consolidated VIEs	$—	$—	$4,434	$4,400
Total Loan portfolio	$4,438,650	$4,505,011	$4,246,694	$4,285,666

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

The following table summarizes the classification, UPB and carrying value of loans by year of origination:

		Carrying Value by Year of Origination
(In Thousands)	UPB	2020	2019	2018	2017	2016	Pre 2016	Total
December 31, 2020
Loans(1) (2)
Originated Transitional loans	$1,328,395	$385,183	$583,593	$306,971	$23,783	$18,480	$1,064	$1,319,074
Originated SBC loans	1,052,705	66,715	486,033	237,313	110,354	43,696	112,444	1,056,555
Acquired loans	1,053,679	21,414	40,572	42,167	38,649	19,533	883,774	1,046,109
Originated SBA 7(a) loans	387,389	47,939	98,568	133,812	68,375	22,056	4,041	374,791
Acquired SBA 7(a) loans	262,571	139	19,658	14,636	283	19	204,703	239,438
Originated PPP loans, at fair value	74,931	74,931	—	—	—	—	—	74,931
Originated SBC loans, at fair value	14,088	—	—	—	1,598	6,442	5,755	13,795
Originated Residential Agency loans	3,208	1,571	645	705	—	88	199	3,208
Total Loans, before general allowance for loans losses	$4,176,966	$597,892	$1,229,069	$735,604	$243,042	$110,314	$1,211,980	$4,127,901
General allowance for loan losses								$(29,539)
Total Loans, net								$4,098,362
(1) Loan balances include specific allowance for loan losses of $17.2 million
(2) Includes Loans, net in consolidated VIEs

The following table presents delinquency information on loans, net by year of origination:

		Carrying Value by Year of Origination
(In Thousands)	UPB	2020	2019	2018	2017	2016	Pre 2016	Total
December 31, 2020
Loans(1) (2)
Current and less than 30 days past due	$3,979,225	$591,405	$1,221,227	$707,068	$203,331	$100,003	$1,125,100	$3,948,134
30 - 59 days past due	38,836	5,812	5,191	15,097	401	2	11,933	38,436
60+ days past due	158,905	675	2,651	13,439	39,310	10,309	74,947	141,331
Total Loans, before general allowance for loans losses	$4,176,966	$597,892	$1,229,069	$735,604	$243,042	$110,314	$1,211,980	$4,127,901
General allowance for loan losses								$(29,539)
Total Loans, net								$4,098,362
(1) Loan balances include specific allowance for loan losses of $17.2 million
(2) Includes Loans, net in consolidated VIEs

The following tables present delinquency information on loans, net as of the consolidated balance sheet dates:

	December 31, 2020
Loans (In Thousands)	Current and less than 30 days past due	30-59 days past due	60+ days past due	Total Loans Carrying Value	Non-Accrual Loans	90+ days past due and Accruing
Loans(1)(2)
Originated Transitional loans	$1,281,579	$17,713	$19,782	$1,319,074	$19,416	$—
Originated SBC loans	1,000,878	6,591	49,086	1,056,555	37,635	—
Acquired loans	978,346	7,729	60,034	1,046,109	57,020	—
Originated SBA 7(a) loans	369,416	1,741	3,634	374,791	8,668	—
Acquired SBA 7(a) loans	228,651	4,008	6,779	239,438	9,001	—
Originated PPP loans, at fair value	74,931	—	—	74,931	—	—
Originated SBC loans, at fair value	13,795	—	—	13,795	—	—
Originated Residential Agency loans	538	654	2,016	3,208	2,418	—
Total Loans, before general allowance for loans losses	$3,948,134	$38,436	$141,331	$4,127,901	$134,158	$—
General allowance for loan losses				$(29,539)
Total Loans, net				$4,098,362
Percentage of loans outstanding	95.7%	0.9%	3.4%	100%	3.3%	0.0%
(1) Loan balances include specific allowance for loan losses of $17.2 million
(2) Includes Loans, net in consolidated VIEs

	December 31, 2019
Loans (In Thousands)	Current and less than 30 days past due	30-59 days past due	60+ days past due	Total Loans Carrying Value	Non-Accrual Loans	90+ days past due and Accruing
Loans(1)(2)
Originated Transitional loans	$1,074,955	$5,728	$5,645	$1,086,328	$24,587	$—
Originated SBC loans	1,137,140	11,769	19,990	1,168,899	16,089	—
Acquired loans	1,032,259	41,830	20,194	1,094,283	23,500	3,382
Acquired SBA 7(a) loans	297,172	4,048	5,640	306,860	9,177	1,326
Originated SBC loans, at fair value	20,212	—	—	20,212	—	—
Originated SBA 7(a) loans	370,101	2,085	4,443	376,629	8,882	—
Originated Residential Agency loans	582	209	2,605	3,396	2,105	74
Total Loans, before general allowance for loans losses	$3,932,421	$65,669	$58,517	$4,056,607	$84,340	$4,782
General allowance for loan losses				$(2,424)
Total Loans, net				$4,054,183
Percentage of loans outstanding	97.0%	1.6%	1.4%	100%	2.1%	0.1%
(1) Loan balances include specific allowance for loan losses of $5.0 million
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

The following table presents quantitative information on the credit quality of loans, net as of the consolidated balance sheet dates:

	Loan-to-Value (1)
(In Thousands)	0.0 – 20.0%	20.1 – 40.0%		40.1 – 60.0%		60.1 – 80.0%		80.1 – 100.0%		Greater than 100.0%		Total
December 31, 2020
Loans(2) (3)
Originated Transitional loans	$5,485		$8,269		$252,798		$891,895		$157,900		$2,727		$1,319,074
Originated SBC loans	5,372		76,899		453,381		515,023		—		5,880		1,056,555
Acquired loans	266,345		385,579		228,262		113,023		40,838		12,062		1,046,109
Originated SBA 7(a) loans	1,203		15,013		51,133		147,020		61,297		99,125		374,791
Acquired SBA 7(a) loans	7,523		39,086		89,644		54,007		28,332		20,846		239,438
Originated PPP loans, at fair value	—		—		—		—		—		74,931		74,931
Originated SBC loans, at fair value	—		7,354		—		6,441		—		—		13,795
Originated Residential Agency loans	—		—		88		1,236		1,552		332		3,208
Total Loans, before general allowance for loans losses	$285,928		$532,200		$1,075,306		$1,728,645		$289,919		$215,903		$4,127,901
General allowance for loan losses													$(29,539)
Total Loans, net													$4,098,362
Percentage of loans outstanding	6.9%	%	12.9%	%	26.1%	%	41.9%	%	7.0%	%	5.2%	%
December 31, 2019
Loans(2) (3)
Originated Transitional loans	$1,736		$28,108		$277,388		$750,298		$28,059		$739		$1,086,328
Originated SBC loans	—		60,601		431,312		660,733		8,045		8,208		1,168,899
Acquired loans	218,679		371,471		293,216		161,431		35,731		13,755		1,094,283
Acquired SBA 7(a) loans	7,712		39,566		103,590		83,954		39,726		32,312		306,860
Originated SBC loans, at fair value	—		8,192		—		6,422		5,598		—		20,212
Originated SBA 7(a) loans	865		13,843		41,166		130,177		78,544		112,034		376,629
Originated Residential Agency loans	—		51		—		830		2,393		122		3,396
Total Loans, before general allowance for loans losses	$228,992		$521,832		$1,146,672		$1,793,845		$198,096		$167,170		$4,056,607
General allowance for loan losses													$(2,424)
Total Loans, net													$4,054,183
Percentage of loans outstanding	5.6%	%	12.9%	%	28.3%	%	44.2%	%	4.9%	%	4.1%	%
(1) Loan-to-value is calculated as carrying amount as a percentage of current collateral value
(2) Loan balances include specific allowance for loan loss reserves
(3) Includes Loans, net in consolidated VIEs

As of December 31, 2020 and 2019, the Company’s total carrying amount of loans in the foreclosure process was $2.2 million and $0.8 million, respectively.

The following table displays the geographic concentration of the Company’s loans, net, secured by real estate recorded on our consolidated balance sheets.

Geographic Concentration (% of Unpaid Principal Balance)	December 31, 2020	December 31, 2019
California	18.1%	16.9%
Texas	14.2	15.2
New York	9.8	8.3
Florida	7.8	8.3
Illinois	5.2	5.2
Georgia	4.9	4.8
North Carolina	3.1	3.2
Washington	3.1	2.8
Arizona	2.8	3.4
Colorado	2.8	2.8
Other	28.2	29.1
Total	100.0%	100.0%

The following table displays the collateral type concentration of the Company’s loans, net, on our consolidated balance sheets.

Collateral Concentration (% of Unpaid Principal Balance)	December 31, 2020	December 31, 2019
Multi-family	23.8%	26.6%
SBA(1)	17.4	17.6
Retail	17.3	17.5
Office	13.1	12.9
Mixed Use	13.1	10.4
Industrial	7.0	6.4
Lodging/Residential	3.2	3.3
Other	5.1	5.3
Total	100.0%	100.0%
(1) Further detail provided on SBA collateral concentration is included in table below.

The following table displays the collateral type concentration of the Company’s SBA loans within loans, net, on our consolidated balance sheets.

Collateral Concentration (% of Unpaid Principal Balance)	December 31, 2020	December 31, 2019
Lodging	17.2%	17.3%
Offices of Physicians	12.0	14.1
Child Day Care Services	7.2	8.1
Eating Places	5.3	6.1
Gasoline Service Stations	3.4	3.7
Veterinarians	3.3	4.1
Executive Search Services	2.6	—
All Other Miscellaneous Store Retailers (except Tobacco Stores)	2.3	—
Funeral Service & Crematories	1.8	2.0
Grocery Stores	1.7	2.0
Other	43.2	42.6
Total	100.0%	100.0%

Allowance for credit losses

The allowance for loan losses represents the Company’s estimate of expected credit losses inherent in the Company’s held-for-investment loan portfolio. This is assessed by considering credit quality indicators, including probable and historical losses, collateral values, loan-to-value (“LTV”) ratios, and economic conditions.

The following tables present the allowance for loan losses by loan product and impairment methodology:

	Year Ended December 31, 2020
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Originated Residential Agency Loans	Total Allowance for loan losses
General	$2,640	$14,995	$5,457	$767	$5,680	$—	$29,539
Specific	6,200	—	2,840	3,782	4,371	—	17,193
Ending balance	$8,840	$14,995	$8,297	$4,549	$10,051	$—	$46,732

	Year Ended December 31, 2019
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Originated Residential Agency Loans	Total Allowance for loan losses
General	$124	$64	$803	$414	$1,019	$—	$2,424
Specific	180	124	86	941	762	—	2,093
PCD	—	—	2,165	759	—	—	2,924
Ending balance	$304	$188	$3,054	$2,114	$1,781	$—	$7,441

The following tables detail the activity of the allowance for loan losses for loans:

	Year Ended December 31, 2020
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Originated Residential Agency Loans	Total Allowance for loan losses
Beginning balance	$304	$188	$3,054	$2,114	$1,781	$—	$7,441
Cumulative-effect adjustment upon adoption of ASU 2016-13	2,400	1,906	1,878	3,562	1,379	—	11,125
Provision for (Recoveries of) loan losses	6,335	16,247	3,502	141	7,560	—	33,785
Charge-offs and sales	(199)	(3,346)	(137)	(1,396)	(717)	—	(5,795)
Recoveries	—	—	—	128	48	—	176
Ending balance	$8,840	$14,995	$8,297	$4,549	$10,051	$—	$46,732

	Year Ended December 31, 2019
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Originated Residential Agency Loans	Total Allowance for loan losses
Beginning balance	$11	$353	$5,052	$2,318	$586	$—	$8,320
Provision for (recoveries of) loan losses	420	(167)	781	939	1,711	—	3,684
Charge-offs and sales	(127)	—	(1,144)	(1,282)	(516)	—	(3,069)
Recoveries	—	2	(1,635)	139	—	—	(1,494)
Ending balance	$304	$188	$3,054	$2,114	$1,781	$—	$7,441

The tables above exclude $0.9 million of provision for loan losses on unfunded lending commitments as of December 31, 2020. There was no such provision for loan losses on unfunded commitments as of December 31, 2019. Refer to ‘Notes to Consolidated Financial Statements, Note 3 – Summary of Significant Accounting Policies” included in Item 8, “Financial Statements and Supplementary Data,” in this annual report on Form 10-K for more information on our accounting policies, methodologies and judgment applied to determine the allowance for loan losses and lending commitments.

Non-accrual loans

The following table details information about the Company’s non-accrual loans:

(In Thousands)	December 31, 2020	December 31, 2019
Non-accrual loans
With an allowance	$75,862	$20,657
Without an allowance	58,296	63,683
Total recorded carrying value of non-accrual loans	$134,158	$84,340
Allowance for loan losses related to non-accrual loans	$(17,367)	$(3,581)
Unpaid principal balance of non-accrual loans	$158,471	$98,498
Interest income on non-accrual loans for the year ended	$3,212	$3,132

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

	December 31, 2020			December 31, 2019
(In Thousands)	SBC	SBA	Total	SBC	SBA	Total
Recorded carrying value modified loans classified as TDRs	$7,327	$17,932	$25,259	$6,258	$14,204	$20,462
Allowance for loan losses on loans classified as TDRs	$17	$3,323	$3,340	$274	$454	$728
Carrying value of modified loans classified as TDRs
Carrying value of modified loans classified as TDRs on accrual status	$307	$6,888	$7,195	$333	$7,437	$7,770
Carrying value of modified loans classified as TDRs on non-accrual status	7,020	11,044	18,064	5,925	6,767	12,692
Total carrying value of modified loans classified as TDRs	$7,327	$17,932	$25,259	$6,258	$14,204	$20,462

The following table summarizes the TDR activity that occurred during the years ended December 31, 2020 and 2019 and the financial effects of these modifications.

	Year Ended December 31, 2020			Year Ended December 31, 2019
(In Thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	5	28	33	3	31	34
Pre-modification recorded balance (a)	$10,963	$8,420	$19,383	$2,169	$4,045	$6,214
Post-modification recorded balance (a)	$10,963	8,455	$19,418	$2,169	$3,778	$5,947

Number of loans that remain in default as of 2020 (b)	3	4	7	3	8	11
Balance of loans that remain in default as of 2020 (b)	$5,285	$302	$5,587	$2,240	$534	$2,774

Concession granted (a):
Term extension	$—	$7,020	$7,020	$—	$4,033	$4,033
Interest rate reduction	—	—	—	—	—	—
Principal reduction	—	—	—	—	—	—
Foreclosure	5,285	302	5,587	2,240	264	2,504
Total	$5,285	$7,322	$12,607	$2,240	$4,297	$6,537
(a) Represents carrying value.

(b) Represents the December 31, 2020 carrying values of the TDRs that occurred during the year ended December 31, 2020 and 2019 that remained in default as of December 31, 2020. Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected.  For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

The Company does not believe the financial impact of the presented TDRs to be material. The other elements of the Company’s modification programs do not have a significant impact on financial results given their relative size, or do not have a direct financial impact as in the case of covenant changes.

PCD loans

The Company did not acquire any PCD loans as of the year ended December 2020 and 2019.

Note 7. Fair value measurements

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

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2020:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Loans, held for sale, at fair value	$—	$340,288	$—	$340,288
Loans, net, at fair value	—	—	88,726	88,726
Mortgage backed securities, at fair value	—	62,880	25,131	88,011
Derivative instruments, at fair value	—	—	16,363	16,363
Residential mortgage servicing rights, at fair value	—	—	76,840	76,840
Total assets	$—	$403,168	$207,060	$610,228

Liabilities:
Derivative instruments, at fair value	$—	$11,604	$—	$11,604
Total liabilities	$—	$11,604	$—	$11,604

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2019:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Loans, held for sale, at fair value	$—	$192,510	$—	$192,510
Loans, net, at fair value	—	—	20,212	20,212
Mortgage backed securities, at fair value	—	92,006	460	92,466
Derivative instruments, at fair value	—	—	2,814	2,814
Residential mortgage servicing rights, at fair value	—	—	91,174	91,174
Total assets	$—	$284,516	$114,660	$399,176

Liabilities:
Derivative instruments, at fair value	$—	$5,250	$—	$5,250
Total liabilities	$—	$5,250	$—	$5,250

The following tables present a summary of changes in our Level 3 assets and liabilities:

	Year Ended December 31, 2020
(In Thousands)	MBS	Derivatives	Loans, net, at fair value	Residential MSRs, at fair value
Beginning Balance	$460	$2,814	$20,212	$91,174
Purchases or Originations	12,640	—	106,704	—
Additions due to loans sold, servicing retained	—	—	—	43,701
Sales / Principal payments	(13)	—	(37,435)	(20,777)
Realized gains, net	—	—	350	—
Unrealized gains (losses), net	(348)	13,549	(1,105)	(37,258)
Accreted discount, net	12	—	—	—
Transfer to (from) Level 3	12,380	—	—	—
Ending Balance	$25,131	$16,363	$88,726	$76,840

Unrealized gains (losses), net on assets/liabilities held at the end of the period	$602	$16,363	$(293)	$(47,209)

	Year Ended December 31, 2019
(In Thousands)	MBS	Derivatives	Loans, net, at fair value	Residential MSRs, at fair value
Beginning Balance	$12,148	$1,776	$22,664	$93,065
Purchases or Originations	9,593	—	—	—
Additions due to loans sold, servicing retained	—	—	—	26,854
Sales / Principal payments	(2,230)	—	(2,744)	(10,178)
Realized gains (losses), net	517	—	(141)	—
Unrealized gains (losses), net	98	1,038	433	(18,567)
Accreted discount, net	141	—	—	—
Transfer to (from) Level 3	(19,807)	—	—	—
Ending Balance	$460	$2,814	$20,212	$91,174

Unrealized gains (losses), net on assets/liabilities held at the end of the period	$355	$1,038	$647	$(18,567)

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

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level 3 of the fair value hierarchy as of December 31, 2020 using third party information without adjustment:

(In Thousands, except price)	Fair Value	Predominant Valuation Technique (a)	Type	Range	Weighted Average
Residential mortgage servicing rights, at fair value	$76,840	Income Approach	Discounted cash flow	N/A	N/A
Derivative instruments, at fair value	$16,363	Market Approach	Origination pull-through rate | Servicing Fee Multiple | Percentage of unpaid principal balance	47.62 - 100% | 0.51 - 12.8% | 0.13 to 2.9%	84.1% | 3.6% | 1.1%
(a)	Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class.

Included within Level 3 assets of $207.1 million is $113.9 million of quoted or transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value (for example, when we utilize prices from prior transactions or third-party pricing information without adjustments). Refer to ‘Notes to Consolidated Financial Statements, Note 9 - Servicing Rights” included in Item 8, “Financial Statements and Supplementary Data,” in this annual report on Form 10-K for more information on Residential mortgage servicing rights unobservable inputs.

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level 3 of the fair value hierarchy as of December 31, 2019 using third-party information without adjustment:

(In Thousands, except price)	Fair Value	Predominant Valuation Technique (a)	Type	Range		Weighted Average
Residential mortgage servicing rights, at fair value	$91,174	Income Approach	Discounted cash flow	$	N/A	N/A
Derivative instruments, at fair value	$2,814	Market Approach	Origination pull-through rate | Servicing Fee Multiple | Percentage of unpaid principal balance		48.00 - 100% | 0.35 - 8.0% | 0.09 to 3.3%	84.1% | 5.2% | 1.7%
(a)	Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class.

Included within Level 3 assets of $114.7 million is $20.7 million of quoted or transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value (for example, when we utilize prices from prior transactions or third-party pricing information without adjustments).  Refer to ‘Notes to Consolidated Financial Statements, Note 9 - Servicing Rights” included in Item 8, “Financial Statements and Supplementary Data,” in this annual report on Form 10-K for more information on Residential mortgage servicing rights unobservable inputs.

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

Financial instruments not carried at fair value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value in the consolidated balance sheets and are classified as Level 3:

	December 31, 2020		December 31, 2019
(In Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Loans, net	$4,009,636	$4,103,200	$4,033,972	$4,147,831
Purchased future receivables, net	17,308	17,308	43,265	43,265
Servicing rights	37,823	47,567	30,795	34,723
Total assets	$4,064,767	$4,168,075	$4,108,032	$4,225,819
Liabilities:
Secured borrowings	$1,370,519	$1,370,519	$1,189,392	$1,189,392
Securitized debt obligations of consolidated VIEs, net	1,905,749	1,907,541	1,815,154	1,859,047
Senior secured note, net	179,659	188,114	179,289	190,923
Guaranteed loan financing	401,705	426,348	485,461	515,182
Convertible notes, net	112,129	68,186	111,040	116,654
Corporate debt, net	150,989	151,209	149,986	161,098
Total liabilities	$4,120,750	$4,111,917	$3,930,322	$4,032,296

Other assets of $23.8 million at December 31, 2020 and $20.7 million at December 31, 2019 are not carried at fair value and include due from servicers and accrued interest, which are reflected in Note 19. Receivable from third parties of $1.2 million at December 31, 2020 and 2019 are not carried at fair value. For these instruments, carrying value approximates fair value and are classified as Level 3. Accounts payable and other accrued liabilities of $23.8 million at December 31, 2020 and $20.0 million at December 31, 2019 are not carried at fair value and include payable to related parties and accrued interest payable which are included in Note 19. For these instruments, carrying value approximates fair value and are classified as Level 3.

Note 8. Mortgage backed securities

The following table presents certain information about the Company’s MBS portfolio, which are classified as trading securities and carried at fair value, as of December 31, 2020 and 2019.

		Weighted
	Weighted	Average				Gross	Gross
	Average	Interest	Principal	Amortized		Unrealized	Unrealized
(In Thousands)	Maturity (a)	Rate (a)	Balance	Cost	Fair Value	Gains	Losses
December 31, 2020
Freddie Mac Loans	01/2037	3.7%	$139,408	$52,320	$53,509	$1,880	$(691)
Commercial Loans	11/2050	4.5	73,074	39,224	34,411	226	(5,039)
Tax Liens	09/2026	6.0	92	92	91	—	(1)
Total Mortgage backed securities, at fair value	10/2041	4.1%	$212,574	$91,636	$88,011	$2,106	$(5,731)
December 31, 2019
Freddie Mac Loans	06/2037	4.3%	$83,149	$61,207	$66,108	$4,915	$(14)
Commercial Loans	02/2051	5.4	35,984	25,358	26,255	924	(27)
Tax Liens	09/2026	6.0	104	104	103	—	(1)
Total Mortgage backed securities, at fair value	07/2041	4.6%	$119,237	$86,669	$92,466	$5,839	$(42)
(a)	Weighted based on current principal balance

The following table presents certain information about the maturity of the Company’s MBS portfolio as of December 31, 2020 and 2019.

	Weighted Average	Principal	Amortized
(In Thousands)	Interest Rate (a)	Balance	Cost	Fair Value
December 31, 2020
After five years through ten years	6.0%	$92	$92	$91
After ten years	2.8	212,482	91,544	87,920
Total Mortgage backed securities, at fair value	4.1%	$212,574	$91,636	$88,011
December 31, 2019
After five years through ten years	3.8%	$2,869	$2,641	$2,825
After ten years	4.7	116,368	84,028	89,641
Total Mortgage backed securities, at fair value	4.6%	$119,237	$86,669	$92,466

(a)	Weighted based on current principal balance

Note 9. Servicing rights

The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The Company’s servicing fees are specified by pooling and servicing agreements.

The following table presents information about the Company’s portfolios of servicing rights:

	Year Ended December 31,
(In Thousands)	2020	2019
SBA servicing rights, at amortized cost
Beginning net carrying amount	$17,660	$16,749
Additions due to loans sold, servicing retained	4,153	4,364
Amortization	(3,555)	(3,393)
Impairment	506	(60)
Ending net carrying value of SBA servicing rights	$18,764	$17,660
Freddie Mac multi-family servicing rights, at amortized cost
Beginning net carrying amount	$13,135	$10,248
Additions due to loans sold, servicing retained	8,850	5,195
Amortization	(2,926)	(2,308)
Ending net carrying value of Freddie Mac multi-family servicing rights	$19,059	$13,135
Total servicing rights, at amortized cost	$37,823	$30,795
Residential mortgage servicing rights, at fair value
Beginning net carrying amount	$91,174	$93,065
Additions due to loans sold, servicing retained	43,701	26,854
Loan pay-offs	(20,777)	(10,178)
Unrealized losses	(37,258)	(18,567)
Ending fair value of Residential mortgage servicing rights	$76,840	$91,174
Total servicing rights	$114,663	$121,969

Servicing rights – SBA and Freddie Mac. The Company’s SBA and Freddie Mac multi-family servicing rights are carried at the lower of cost or amortized cost. The Company estimates the fair value of the SBA and Freddie Mac multi-family servicing rights carried at amortized cost using a combination of internal models and data provided by third-party valuation experts. The assumptions used in our internal models include forward prepayment rates, forward default rates, discount rates, and servicing expenses.

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

The following table presents additional information about the Company’s SBA and Freddie Mac multi-family servicing rights:

	As of December 31, 2020		As of December 31, 2019
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Carrying Value	Amount	Carrying Value
SBA	$643,135	$18,764	$568,017	$17,660
Freddie Mac multi-family	1,501,998	19,059	1,167,476	13,135
Total	$2,145,133	$37,823	$1,735,493	$30,795

The significant assumptions used in the December 31, 2020 and 2019 estimated valuation of the Company’s SBA and Freddie Mac multi-family servicing rights carried at amortized cost include:

	December 31, 2020				December 31, 2019
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA servicing rights (at amortized cost)
Forward prepayment rate	6.7	-	20.8%	8.5%	6.3	-	21.2%	9.3%
Forward default rate	0.0	-	10.5%	8.2%	0.0	-	10.8%	7.3%
Discount rate	4.5	-	4.5%	4.5%	8.8	-	8.8%	8.8%
Servicing expense	0.4	-	0.4%	0.4%	0.4	-	0.4%	0.4%

Freddie Mac multi-family servicing rights (at amortized cost)
Forward prepayment rate	0.1	-	5.1%	2.4%	0.5	-	15.9%	6.6%
Forward default rate	0.0	-	0.4%	0.3%	0.0	-	0.5%	0.4%
Discount rate	6.0	-	6.0%	6.0%	6.0	-	6.0%	6.0%
Servicing expense	0.2	-	0.3%	0.2%	0.2	-	0.3%	0.2%

Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the carrying amount of the Company’s SBA and Freddie Mac multi-family servicing rights.

(In Thousands)	December 31, 2020	December 31, 2019
SBA servicing rights (at amortized cost)
Forward prepayment rate
Impact of 10% adverse change	$(729)	$(563)
Impact of 20% adverse change	$(1,420)	$(1,097)
Default rate
Impact of 10% adverse change	$(150)	$(94)
Impact of 20% adverse change	$(298)	$(186)
Discount rate
Impact of 10% adverse change	$(395)	$(520)
Impact of 20% adverse change	$(777)	$(1,011)
Freddie Mac multi-family servicing rights (at amortized cost)
Forward prepayment rate
Impact of 10% adverse change	$(163)	$(285)
Impact of 20% adverse change	$(324)	$(558)
Default rate
Impact of 10% adverse change	$(6)	$(5)
Impact of 20% adverse change	$(13)	$(10)
Discount rate
Impact of 10% adverse change	$(678)	$(381)
Impact of 20% adverse change	$(1,324)	$(746)

The estimated future amortization expense for the servicing rights is expected to be as follows:

(In Thousands)	December 31, 2020
2021	$7,146
2022	6,265
2023	5,492
2024	4,815
2025	4,217
Thereafter	9,888
Total	$37,823

Residential mortgage servicing rights. The Company's residential mortgage servicing rights consist of conforming conventional loans sold to Fannie Mae and Freddie Mac or loans securitized in Ginnie Mae securities. Similarly, the government loans serviced by the Company are securitized through Ginnie Mae, whereby the Company is insured against loss by the Federal Housing Administration or partially guaranteed against loss by the Department of Veteran Affairs.

The following table presents additional information about the Company’s residential mortgage servicing rights carried at fair value:

	As of December 31, 2020		As of December 31, 2019
(In Thousands)	Unpaid Principal Amount	Fair Value	Unpaid Principal Amount	Fair Value
Fannie Mae	$3,700,450	$27,632	$3,388,630	$37,309
Ginnie Mae	2,757,124	25,899	2,504,993	29,869
Freddie Mac	3,071,312	23,309	2,270,981	23,996
Total	$9,528,886	$76,840	$8,164,604	$91,174

The significant assumptions used in the valuation of the Company’s residential mortgage servicing rights carried at fair value include:

		December 31, 2020				December 31, 2019
		Range of input values			Weighted Average	Range of input values			Weighted Average
Residential mortgage servicing rights (at fair value)
	Forward prepayment rate	12.6	-	31.4%	14.3%	7.1	-	18.7%	10.1%
	Discount rate	9.1	-	11.7%	9.8%	9.0	-	11.0%	9.6%
	Servicing expense	$70	-	$85	$74	$70	-	$85	$75

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the fair value of the Company’s residential mortgage servicing rights.

(In Thousands)	December 31, 2020	December 31, 2019
Residential mortgage servicing rights (at fair value)
Prepayment rate
Impact of 10% adverse change	$(5,049)	$(4,195)
Impact of 20% adverse change	$(9,701)	$(8,091)
Discount rate
Impact of 10% adverse change	$(2,601)	$(3,450)
Impact of 20% adverse change	$(5,028)	$(6,654)
Cost of servicing
Impact of 10% adverse change	$(1,469)	$(1,648)
Impact of 20% adverse change	$(2,938)	$(3,297)

Note 10. Residential mortgage banking activities and variable expenses on residential mortgage banking activities

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

	For the Year Ended December 31,
(In Thousands)	2020	2019	2018
Realized and unrealized gain (loss) of residential mortgage loans held for sale, at fair value	$198,937	$54,640	$36,240
Creation of new mortgage servicing rights, net of payoffs	22,919	16,676	15,075
Loan origination fee income on residential mortgage loans	20,802	10,702	9,371
Unrealized gains (loss) on IRLCs and other derivatives	10,062	1,521	(834)
Residential mortgage banking activities	$252,720	$83,539	$59,852

Variable expenses on residential mortgage banking activities	$(114,510)	$(51,760)	$(22,228)

Note 11. Secured borrowings

The following tables present certain characteristics of our secured borrowings:

							Carrying Value at
Lender	Asset Class	Current Maturity	Pricing	Facility Size		Pledged Assets Carrying Value	December 31, 2020	December 31, 2019
JPMorgan	Acquired loans, SBA loans	June 2021	1M L + 2.25% to 2.875%	$200,000		$52,068	$36,604	$88,972
Keybank	Freddie Mac loans	February 2021	1M L + 1.30%	100,000		51,248	50,408	21,513
East West Bank	SBA loans	October 2022	Prime - 0.821% to + 0.29%	50,000		50,516	40,542	13,294
Credit Suisse	Acquired loans (non USD)	December 2021	Euribor + 2.50% to 3.00%	244,280	(a)	59,353	36,840	37,646
FCB	Acquired loans	June 2021	2.75%	—		—	—	1,354
Comerica Bank	Residential loans	March 2021	1M L + 1.75%	125,000		84,755	78,312	56,822
TBK Bank	Residential loans	October 2021	Variable Pricing	150,000		129,043	123,951	52,151
Origin Bank	Residential loans	June 2021	Variable Pricing	60,000		29,381	27,450	15,343
Associated Bank	Residential loans	November 2021	1M L + 1.50%	60,000		16,962	15,556	5,823
East West Bank	Residential MSRs	September 2023	1M L + 2.50%	50,000		50,941	34,400	39,900
Credit Suisse	Purchased future receivables, PPP loans	June 2021	1M L + 4.50%	150,000		—	—	34,900
Rabobank	Real estate	January 2021	4.22%	14,500		—	—	12,485
Federal Reserve Bank of Minneapolis	PPP loans	April 2022	0.35%	105,222		73,799	76,276	—
Bank of the Sierra	Real estate	August 2050	3.25% to 3.45%	22,750		32,948	22,611	—
Total borrowings under credit facilities (b)				$1,331,752		$631,014	$542,950	$380,203
Citibank	Fixed rate, Transitional, Acquired loans	October 2021	1M L + 2.50% to 3.25%	$500,000		$196,304	$210,735	$124,718
Deutsche Bank	Fixed rate, Transitional loans	November 2021	3M L + 2.00% to 2.40%	350,000		266,014	190,567	141,356
JPMorgan	Transitional loans	November 2022	1M L + 2.25% to 4.00%	400,000		375,035	247,616	250,466
JPMorgan	MBS	March 2021	1.54% to 4.75%	65,407		107,347	65,407	93,715
Deutsche Bank	MBS	January 2021	3.54%	16,354		20,189	16,354	44,730
Citibank	MBS	February 2021	3.25% to 3.75%	58,076		111,796	58,076	56,189
Bank of America	MBS	Matured	1.31% to 1.61%	—		—	—	38,954
RBC	MBS	February 2021	3.05% to 4.43%	38,814		59,620	38,814	59,061
Total borrowings under repurchase agreements (c)				$1,428,651		$1,136,305	$827,569	$809,189
Total secured borrowings				$2,760,403		$1,767,319	$1,370,519	$1,189,392

(a) The current facility size is €200.0 million, but has been converted into USD for purposes of this disclosure.

(b) The weighted average interest rate of borrowings under credit facilities was 2.8% and 4.0% as of December 31, 2020 and 2019, respectively.

(c) The weighted average interest rate of borrowings under repurchase agreements was 3.3% and 4.2% as of December 31, 2020 and 2019, respectively.

The following table presents the carrying value of the Company’s collateral pledged with respect to secured borrowings outstanding with our lenders:

	Pledged Assets Carrying Value at
(In Thousands)	December 31, 2020	December 31, 2019
Collateral pledged - borrowings under credit facilities
Loans, held for sale, at fair value	$313,844	$159,928
Loans, net	159,482	276,810
Loans, held at fair value	73,799	—
Mortgage servicing rights	50,941	61,304
Purchased future receivables	—	43,265
Real estate, held for sale	32,948	19,950
Total	$631,014	$561,257
Collateral pledged - borrowings under repurchase agreements
Loans, net	$815,603	$721,887
Mortgage backed securities	72,179	113,436
Retained interest in assets of consolidated VIEs	226,773	271,880
Loans, held for sale, at fair value	17,850	—
Loans, held at fair value	3,071	—
Real estate acquired in settlement of loans	829	—
Total	$1,136,305	$1,107,203
Total collateral pledged on secured borrowings	$1,767,319	$1,668,460

The agreements governing the Company’s secured borrowings and promissory note require the Company to maintain certain financial and debt covenants. The Company was in compliance with all debt and financial covenants as of December 31, 2020 and 2019.

Note 12. Senior secured notes, convertible notes, and corporate debt, net

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

As of December 31, 2020, we were in compliance with all covenants with respect to the Senior Secured Notes.

Convertible notes, net

On August 9, 2017, the Company closed an underwritten public sale of $115.0 million aggregate principal amount of its 7.00% convertible senior notes due 2023 (“Convertible Notes”). The Convertible Notes will mature on August 15, 2023, unless earlier repurchased, redeemed or converted. During certain periods and subject to certain conditions, the Convertible Notes will be convertible by holders into shares of the Company's common stock. As of December 31, 2020, the conversion rate was 1.5994 shares of common stock per $25 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $15.63 per share of common stock. Upon conversion, holders will receive, at the Company's discretion, cash, shares of the Company's common stock or a combination thereof.

The Company may redeem all or any portion of the Convertible Notes on or after August 15, 2021, if the last reported sale price of the Company’s common stock has been at least 120% of the conversion price in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price payable in cash equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest. Additionally, upon the occurrence of certain corporate transactions, holders may require the Company to purchase the Convertible Notes for cash at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest.

The Convertible Notes will be convertible only upon satisfaction of one or more of the following conditions: (1) the closing market price of the Company’s common stock is greater than or equal to 120% of the conversion price of the respective Convertible Notes for at least 20 out of 30 days prior to the end of the preceding fiscal quarter, (2) the trading price of the Convertible Notes is less than 98% of the product of (i) the conversion rate and (ii) the closing price of the Company’s common stock during any five consecutive trading day period, (3) the Company issues certain equity instruments at less than the 10 day average closing market price of its common stock or the per-share value of certain distributions exceeds the market price of the Company’s common stock by more than 10%, or (4) certain other specified corporate events (significant consolidation, sale, merger share exchange, etc.) occur.

At issuance, we allocated $112.7 million and $2.3 million of the carrying value of the Convertible Notes to its debt and equity components, respectively, before the allocation of deferred financing costs. As of December 31, 2020, we were in compliance with all covenants with respect to the Convertible Notes.

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

As of December 31, 2020, we were in compliance with all covenants with respect to the corporate debt.

The following table presents the components of the Senior Secured Notes, Convertible Notes, and Corporate Debt, including the carrying value for the aggregate contractual maturities, in the consolidated balance sheet:

(in thousands, except rates)	Coupon Rate	Maturity Date	December 31, 2020
Senior secured notes principal amount(1)	7.50%	2/15/2022	$180,000
Unamortized premium - Senior secured notes			896
Unamortized deferred financing costs - Senior secured notes			(1,236)
Total Senior secured notes, net			$179,659
Convertible notes - principal amount (2)	7.00%	8/15/2023	115,000
Unamortized discount - Convertible notes (3)			(1,059)
Unamortized deferred financing costs - Convertible notes			(1,812)
Total Convertible notes, net			$112,129
Corporate debt principal amount(4)	6.50%	4/30/2021	$50,000
Corporate debt principal amount(5)	6.20%	7/30/2026	104,250
Unamortized discount - Corporate debt			378
Unamortized deferred financing costs - Corporate debt			(3,639)
Total Corporate debt, net			$150,989
Total carrying amount of debt components			$442,777
Total carrying amount of conversion option of equity components recorded in equity			$1,059
(1) Interest on the senior secured notes is payable semiannually on each February 15 and August 15, beginning on August 15, 2017.
(2) Interest on the convertible notes is payable quarterly on February 15, May 15, August 15, and November 15 of each year, beginning on November 15, 2017.
(3) Represents the discount created by separating the conversion option from the debt host instrument.
(4) Interest on the corporate debt is payable January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018.
(5) Interest on the corporate debt is payable January 30, April 30, July 30, and October 30 of each year, beginning on October 30, 2019.

The following table presents the contractual maturities of Senior Secured Notes, Convertible Notes, and Corporate debt:

(In Thousands)	December 31, 2020
2021	$50,000
2022	180,000
2023	115,000
2024	—
2025	—
Thereafter	104,250
Total contractual amounts	$449,250
Unamortized deferred financing costs, discounts, and premiums, net	(6,473)
Total carrying amount of debt components	$442,777

Note 13. Guaranteed loan financing

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

The following table presents guaranteed loan financing and the related interest rates and maturity dates:

	Weighted Average	Range of	Range of
(In Thousands)	Interest Rate	Interest Rates	Maturities (Years)	Ending Balance
December 31, 2020	3.76%	0.99 - 6.50%	2021 - 2044	$401,705
December 31, 2019	5.45%	1.70 - 7.50%	2020 - 2044	$485,461

The following table summarizes contractual maturities of total guaranteed loan financing outstanding:

(In Thousands)	December 31, 2020
2021	395
2022	1,420
2023	2,340
2024	3,429
2025	3,689
Thereafter	390,432
Total	$401,705

Our guaranteed loan financings are secured by loans of $403.0 million and $487.2 million as of December 31, 2020 and 2019, respectively.

Note 14. Variable interest entities and securitization activities

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

Securitization-related VIEs

Company sponsored securitizations. In a securitization transaction, assets are transferred to a trust, which generally meets the definition of a VIE. Our primary securitization activity is in the form of SBC and SBA loan securitizations, conducted through securitization trusts which we consolidate, as we determined that we are the primary beneficiary.

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

The consolidation of the securitization transactions includes the senior securities issued to third parties which are shown as securitized debt obligations of consolidated VIEs in the consolidated balance sheets. The following table presents additional information on the Company’s securitized debt obligations:

	December 31, 2020			December 31, 2019
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(In Thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
Waterfall Victoria Mortgage Trust 2011-SBC2	$4,055	$4,055	5.5%	$6,399	$6,399	5.5%
ReadyCap Lending Small Business Trust 2019-2	103,030	101,468	3.1	131,032	129,007	4.3
Sutherland Commercial Mortgage Trust 2017-SBC6	27,035	26,555	3.6	42,309	41,486	3.4
Sutherland Commercial Mortgage Trust 2018-SBC7	79,302	78,168	4.7	138,235	136,212	4.7
Sutherland Commercial Mortgage Trust 2019-SBC8	178,911	176,307	2.9	219,617	216,981	2.9
Sutherland Commercial Mortgage Trust 2020-SBC9	131,729	129,014	3.8	—	—	—
ReadyCap Commercial Mortgage Trust 2014-1	10,880	10,858	5.8	18,626	18,632	5.6
ReadyCap Commercial Mortgage Trust 2015-2	45,075	35,183	4.8	64,239	61,443	4.5
ReadyCap Commercial Mortgage Trust 2016-3	26,371	25,286	4.7	32,269	30,777	4.7
ReadyCap Commercial Mortgage Trust 2018-4	94,273	91,098	4.0	121,179	117,428	3.9
ReadyCap Commercial Mortgage Trust 2019-5	229,232	220,605	4.2	309,296	299,273	4.1
ReadyCap Commercial Mortgage Trust 2019-6	359,266	348,773	3.2	379,400	371,939	3.2
Ready Capital Mortgage Financing 2018-FL2	48,979	48,975	2.4	115,381	114,057	3.8
Ready Capital Mortgage Financing 2019-FL3	229,440	227,950	2.0	267,904	264,249	3.5
Ready Capital Mortgage Financing 2020-FL4	324,219	318,385	3.1	—	—	—
Total (1)	$1,891,797	$1,842,680	3.3%	$1,845,886	$1,807,883	3.7%

(1) Excludes non-company sponsored securitized debt obligations of $63.1 million and $7.3 million that are consolidated in the consolidated balance sheets as of December 31, 2020 and December 31, 2019, respectively.

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

Third-party sponsored securitizations. For third-party sponsored securitizations, we determined that we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact the economic performance of these entities. Specifically, we do not manage these entities or otherwise solely hold decision making powers that are significant, which include special servicing decisions. As a result of this assessment, we do not consolidate any of the underlying assets and liabilities of these trusts, we only account for our specific interests in them.

Other VIEs

Other VIEs include a variable interest that we hold in an acquired joint venture investment that we account for as an equity method investment. We do not consolidate these entities because we do not have the power to direct the activities that most significantly impact their economic performance, we only account for our specific interest in them.

Assets and liabilities of consolidated VIEs

The following table presents securitized assets and liabilities of VIEs consolidated on our consolidated balance sheets:

(In Thousands)	December 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$20	$23
Restricted cash	13,790	8,301
Loans, net	2,472,807	2,326,199
Loans, held for sale, at fair value	—	4,434
Real estate, held for sale	4,456	—
Due from servicers	10,995	27,964
Accrued interest	16,675	11,565
Total assets	$2,518,743	$2,378,486
Liabilities:
Securitized debt obligations of consolidated VIEs, net	1,905,749	1,815,154
Total liabilities	$1,905,749	$1,815,154

Assets of unconsolidated VIEs

The following table reflects our variable interests in identified VIEs, of which we are not the primary beneficiary:

	Carrying Amount		Maximum Exposure to Loss (1)
(In Thousands)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Mortgage backed securities, at fair value(2)	$80,690	$66,108	$80,690	$66,108
Investment in unconsolidated joint ventures	28,290	58,850	28,290	58,850
Total assets in unconsolidated VIEs	$108,980	$124,958	$108,980	$124,958
(1) Maximum exposure to loss is limited to the greater of the fair value or carrying value of the assets as of the consolidated balance sheet date.
(2) Retained interest in Freddie Mac sponsored securitizations.

Note 15. Interest income and interest expense

Interest income expense are recorded in the consolidated statements of income and classified based on the nature of the underlying asset or liability.

The following table presents the components of interest income and expense:

	Year Ended December 31,
(In Thousands)	2020	2019	2018
Interest income
Loans
Originated Transitional loans	$88,271	$69,217	$48,499
Originated SBC loans	57,134	51,617	24,948
Acquired loans	57,471	63,879	46,154
Acquired SBA 7(a) loans	18,251	20,687	32,278
Originated SBA 7(a) loans	20,434	11,409	4,428
Originated SBC loans, at fair value	1,938	1,383	3,599
Originated Residential Agency loans	149	75	51
Total loans (1)	$243,648	$218,267	$159,957
Held for sale, at fair value, loans
Originated Residential Agency loans	$7,532	$4,328	$3,747
Originated Freddie loans	1,193	1,008	1,428
Acquired loans	166	217	153
Total loans, held for sale, at fair value (1)	$8,891	$5,553	$5,328
Mortgage backed securities, at fair value	$6,097	$6,096	$4,214
Total interest income	$258,636	$229,916	$169,499
Interest expense
Secured borrowings	$(45,430)	$(49,009)	$(35,481)
Securitized debt obligations of consolidated VIEs	(78,029)	(69,152)	(36,988)
Guaranteed loan financing	(18,399)	(5,125)	(11,613)
Senior secured note	(13,870)	(13,920)	(13,702)
Convertible note	(8,752)	(8,752)	(8,748)
Corporate debt	(11,001)	(5,922)	(2,706)
Total interest expense	$(175,481)	$(151,880)	$(109,238)
Net interest income before provision for loan losses	$83,155	$78,036	$60,261
(1) Includes interest income on loans in consolidated VIEs.

Note 16. Derivative instruments

The Company is exposed to changing interest rates and market conditions, which affect cash flows associated with borrowings. The Company uses derivative instruments to manage interest rate risk and conditions in the commercial mortgage market and, as such, views them as economic hedges. Interest rate swaps are used to mitigate the exposure to changes in interest rates and involve the receipt of variable-rate interest amounts from a counterparty in exchange for making payments based on a fixed interest rate over the life of the swap contract. CDS are executed in order to mitigate the risk of deterioration in the current credit health of the commercial mortgage market. IRLCs are entered into with customers who have applied for residential mortgage loans and meet certain underwriting criteria. These commitments expose GMFS to market risk if interest rates change and if the loan is not economically hedged or committed to an investor.

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

The following table summarizes our derivatives, by type:

		As of December 31, 2020			As of December 31, 2019
			Asset	Liability		Asset	Liability
		Notional	Derivatives	Derivatives	Notional	Derivatives	Derivatives
(In Thousands)	Primary Underlying Risk	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Interest rate lock commitments	Interest rate risk	$614,358	$16,363	$—	$238,283	$2,814	$—
Interest Rate Swaps - not designated as hedges	Interest rate risk	160,801	—	(952)	63,501	—	(2,665)
Interest Rate Swaps - designated as hedges	Interest rate risk	132,325	—	(5,701)	158,325	—	(1,709)
TBA Agency Securities	Interest rate risk	565,000		(4,004)	227,500	—	(516)
Credit Default Swaps	Credit risk	15,000	—	(174)	15,000	—	(110)
FX forwards	Foreign exchange rate risk	3,866	—	(773)	15,000	—	(250)
Total		$1,491,350	$16,363	$(11,604)	$717,609	$2,814	$(5,250)

The following tables summarize the gains and losses on the Company’s derivatives:

	Year Ended December 31, 2020		Year Ended December 31, 2019
		Net Change in		Net Change in
	Net Realized	Unrealized	Net Realized	Unrealized
(In Thousands)	(Loss)	Gain (Loss)	(Loss)	Gain (Loss)
Credit default swaps (1)	$—	$(65)	$—	$(404)
Interest rate swaps (1)(2)	(3,981)	(7,297)	(6,221)	(1,747)
TBA Agency Securities (3)	—	(3,527)	—	483
Interest rate lock commitments (3)	—	13,589	—	1,038
FX forwards (1)	(1,017)	(523)	—	(250)
Total	$(4,998)	$2,177	$(6,221)	$(880)

(1) Gains (losses) are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of income.
(2) For qualifying hedges of interest rate risk, the effective portion relating to the unrealized gain (loss) on derivatives are recorded in accumulated other comprehensive income (loss).
(3) Gains (losses) are recorded in residential mortgage banking activities in the consolidated statements of income.

The following table summarizes the gains and losses on the Company’s derivatives which have qualified for hedge accounting:

(In Thousands)	Derivatives - effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income (2)	Total income statement impact	Derivatives- effective portion recorded in OCI (3)	Total change in OCI for period (3)
Hedge type:
Interest rate - forecasted transactions (1)
Year Ended December 31, 2020	$(1,359)	$(1,694)	$(3,053)	$(4,579)	$(1,526)
Year Ended December 31, 2019	$(513)	$—	$(513)	$(6,237)	$(5,724)
(1) Consists of benchmark interest rate hedges of LIBOR-indexed floating-rate liabilities.

(2) Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.

(3) Represents after tax amounts recorded in OCI.

Note 17. Real estate, held for sale

The following table summarizes the carrying amount of the Company’s real estate holdings as of the consolidated balance sheet dates:

(In Thousands)	December 31, 2020	December 31, 2019
Acquired ORM Portfolio:
Retail	$18,700	$19,950
Mixed Use	14,248	17,478
Land	7,256	7,919
Lodging/Residential	3,230	6,280
Office	—	1,256
Total Acquired ORM REO	$43,434	$52,883
Other REO held for sale:
Office	$829	$4,465
Retail	660	660
SBA	425	286
Mixed Use	—	279
Total Other REO(1)	$1,914	$5,690
Total Real Estate, held for sale	$45,348	$58,573
(1) Excludes $4.5 million of real estate, held for sale within consolidated VIEs.

Note 18. Agreements and transactions with related parties

Management Agreement

The Company has entered into a management agreement with our Manager (the “Management Agreement”), which describes the services to be provided to us by our Manager and compensation for such services. Our Manager is responsible for managing the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors.

Management fee. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee calculated and payable quarterly in arrears equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement) up to $500 million and 1.00% per annum of stockholders’ equity in excess of $500 million. Concurrently with entering into the Merger Agreement, we, our operating partnership and our Manager entered into the First Amendment to the Amended and Restated Management Agreement (the “Amendment”).  The Amendment provides that, contingent upon the closing of the Merger, the Manager’s base management fee will be reduced by $1,000,000 per quarter for each of the first full four quarters following the effective time of the Merger (the “Temporary Fee Reduction”). Other than the Temporary Fee Reduction set forth in the Amendment, the terms of the Management Agreement remain the same.

The following table presents certain information on the management fee payable to our Manager:

	For the Year Ended December 31,
	2020	2019
Management fee - total	$10.7 million	$9.6 million
Management fee - amount unpaid	$2.7 million	$2.6 million

Incentive distribution. Our Manager is entitled to an incentive distribution in an amount equal to the product of (i) 15% and (ii) the excess of (a) distributable earnings (which is referred to as core earnings in the partnership agreement or the operating partnership) on a rolling four-quarter basis over (b) an amount equal to 8.00% per annum multiplied by the weighted average of the issue price per share of the common stock or OP units multiplied by the weighted average number of shares of common stock outstanding, provided that distributable earnings over the prior twelve calendar quarters (or the period since the closing of the ZAIS Merger, whichever is shorter) is greater than zero. For purposes of determining the incentive distribution payable to our Manager, distributable earnings is defined under the partnership agreement of the operating partnership in a manner that is similar to the definition of Distributable Earnings described below under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” included in this quarterly report on Form 10-Q but with the following additional adjustments which (i) further exclude: (a) the incentive distribution, (b) non-cash equity compensation expense, if any, (c) unrealized gains or losses on SBC loans (not just MBS and MSRs), (d)  depreciation and amortization (to the extent we foreclose on any property), and (e) one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of the independent directors and (ii) add back any realized gains or losses on the sales of MBS and on discontinued operations which were excluded from the definition of distributable earnings described under "Non-GAAP Financial Measures".

The following table presents certain information on the incentive fee payable to our Manager:

	For the Year Ended December 31,
	2020	2019
Incentive fee distribution - total	$6.0 million	$0.1 million
Incentive fee distribution - amount unpaid	$1.3 million	$0.1 million

The Management Agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors or the holders of a majority of the outstanding common stock (excluding shares held by employees and affiliates of our Manager), based upon (1) unsatisfactory performance by our Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term. Additionally, upon such a termination by the Company without cause (or upon termination by the Manager due to the Company’s material breach), the management agreement provides that the Company will pay the Manager a termination fee equal to three times the average annual base management fee earned by our Manager during the prior 24 month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination, except upon an internalization. Additionally, if the management agreement is terminated under circumstances in which the Company is obligated to make a termination payment to the Manager, the operating partnership shall repurchase, concurrently with such termination, the Class A special unit for an amount equal to three times the average annual amount of the incentive distribution paid or payable in respect of the Class A special unit during the 24 month period immediately preceding such termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.

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

Expense reimbursement. In addition to the management fees and incentive distribution described above, the Company is also responsible for reimbursing our Manager for certain expenses paid by our Manager on behalf of the Company and for certain services provided by our Manager to the Company. Expenses incurred by our Manager and reimbursed by us are typically included in salaries and benefits or general and administrative expense in the consolidated statements of income.

The following table presents certain information on reimbursable expenses payable to our Manager:

	For the Year Ended December 31,
	2020	2019
Reimbursable expenses payable to our Manager - total	$8.4 million	$7.0 million
Reimbursable expenses payable to our Manager - amount unpaid	$5.3 million	$4.2 million

Note 19. Other assets and other liabilities

The following table details the Company’s other assets and other liabilities as of the consolidated balance sheet dates.

(In Thousands)	December 31, 2020	December 31, 2019
Other assets:
Deferred tax asset	$18,396	$31,803
Tax receivable	—	4,019
Deferred loan exit fees	13,940	13,039
Accrued interest	12,656	10,583
Goodwill	11,206	11,206
Due from servicers	11,171	10,127
Right-of-use lease asset	3,172	4,531
Intangible assets	6,986	8,309
Deferred financing costs	2,612	2,046
Other assets	9,364	11,262
Other assets	$89,503	$106,925
Accounts payable and other accrued liabilities:
Deferred tax liability	$16,839	$18,757
Accrued salaries, wages and commissions	35,724	21,146
Accrued interest payable	19,695	17,305
Servicing principal and interest payable	7,318	14,145
Repair and denial reserve	9,557	5,179
Payable to related parties	4,088	2,697
Accrued professional fees	1,365	1,809
Lease payable	3,670	4,618
Deferred PPP loan revenue	10,700	—
Other liabilities	26,699	11,751
Total accounts payable and other accrued liabilities	$135,655	$97,407

Intangible assets

The following table presents information about the intangible assets held by the Company:

(In Thousands)	December 31, 2020	December 31, 2019	Estimated Useful Life
Internally developed software - Knight Capital	$3,061	$3,694	6 years
Broker network - Knight Capital	889	1,156	4.5 years
SBA license	1,000	1,000	Indefinite life
Favorable lease	768	905	12 years
Trade name - Knight Capital	709	855	6 years
Trade name - GMFS	559	699	15 years
Total Intangible Assets	$6,986	$8,309

Amortization expense related to the intangible assets previously acquired for the years ended December 31, 2020 and 2019 was $1.3 million and $0.5 million, respectively. Such amounts are recorded as other operating expenses in the consolidated statements of income.

At December 31, 2020, accumulated amortization for finite-lived intangible assets is as follows:

(In Thousands)	December 31, 2020
Favorable lease	$712
Trade name - GMFS	664
Internally developed software - Knight Capital	739
Broker network - Knight Capital	311
Trade name - Knight Capital	171
Total Accumulated Amortization	$2,597

Amortization expense related to the finite-lived intangible assets for the five years subsequent to 2020 is as follows:

(In Thousands)	December 31, 2020
2021	1,295
2022	1,268
2023	1,242
2024	1,032
2025	787
Thereafter	362
Total	$5,986

Loan indemnification reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other accrued liabilities in the Company's consolidated balance sheets and the provision for loan indemnification losses is included in variable expenses on residential mortgage banking activities, in the Company's consolidated statements of income. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demand, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability. At December 31, 2020 and 2019, the loan indemnification reserve was $4.1 million and $2.1 million, respectively.

Because of the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. At December 31, 2020 and 2019, the reasonably possible loss above the recorded loan indemnification reserve was not considered material.

Note 20. Other income and operating expenses

Paycheck protection program

On March 27, 2020, the U.S. Congress approved, and former President Trump signed into law, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act provides approximately $2 trillion in financial assistance to individuals and businesses resulting from the outbreak of COVID-19. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief in the form of financing and loan forgiveness and/or forbearance. The primary catalyst of small business stimulus in the CARES Act is referred to as the Paycheck Protection Program (“PPP”), an SBA loan that temporarily supports businesses in order to retain their workforce during the COVID-19 pandemic. Through the CARES Act, the initiative calls for existing SBA lenders to extend loans to small businesses to cover payroll, occupancy and operating expenses through the PPP. Furthermore, the PPP includes a 100% guarantee from the federal government for loans up to $10 million and principal forgiveness for borrowers if the funds are used primarily for retaining employees. Beginning in April 2020 the Company, as one of fourteen non-bank SBA lenders, emerged as a prominent player in the market, facilitating access for small businesses to PPP loans throughout the United States. In the aggregate, the Company has facilitated the fundings of approximately $2.7 billion of loans through this program.

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

On April 28, 2020, the Company entered into a Lender Service Provider (“LSP”) agreement with a third-party. Under this agreement, the Company agreed to provide the following services:

a. assistance and services to the third-party in the underwriting, marketing, processing and funding of loans

b. processing forgiveness of the loans with the SBA

c. servicing and management of subsequently resulting PPP loan portfolios

The Company received a fee for providing such services, which represents one-half of the total fees received by the third-party from the SBA, less any agent fees paid directly by the third-party for referrals. The Company sourced and underwrote approximately $2.5 billion of PPP loans, which were sold to the third-party as part of the LSP agreement, for $43.3 million in total fees. $27.8 million of the total fees have been recognized at the time of origination, and the remaining $15.5 million are recognized as servicing and forgiveness are performed. As of December 31, 2020, $10.7 million of fees were unearned.

The following tables present details about the Company’s financial position related to its PPP activities:

(In Thousands)	December 31, 2020
Assets
Restricted cash	$178
PPP loans, at fair value	74,931
Other assets
Prepaid expenses	77
PPP fee receivable	18
Accrued interest receivable	510
Total PPP related assets	$75,714
Liabilities
Secured borrowings	$76,276
Interest payable	104
Deferred LSP revenue	10,700
Accrued PPP related costs	498
Payable to third parties	2,716
Repair and denial reserve	3,305
Total PPP related liabilities	$93,599

(In Thousands)	Year Ended December 31, 2020	Financial statement account
Income
LSP origination fees	$27,768	Other income - origination fees
PPP processing fees	5,162	Other income - origination fees
LSP fee income	4,829	Servicing income
Interest income	739	Interest income
Total PPP related income	$38,498
Expense
Direct operating expenses	$9,600	Other operating expenses - origination costs
R&D reserve	3,305	Other income - change in repair and denial reserve
Interest expense	2,174	Interest expense
Total PPP related expenses (direct)	$15,079
Net PPP related income	$23,419

Other income and expenses

The following table details the Company’s other income and operating expenses for the consolidated statements of income.

	For the Year Ended December 31,
(In Thousands)	2020	2019	2018
Other income
Origination income	$40,836	$5,860	$4,590
Change in repair and denial reserve	(4,133)	345	163
Other	4,813	4,873	833
Total other income	$41,516	$11,078	$5,586
Other operating expenses
Origination costs	$19,815	$10,168	$7,752
Technology expense	6,722	4,834	3,624
Impairment on real estate	3,520	1,317	1,086
Rent and property tax expense	5,006	4,310	2,524
Recruiting, training and travel expense	1,419	2,352	2,287
Marketing expense	1,970	2,052	2,433
Loan acquisition costs	722	575	1,458
Financing costs on purchased future receivables	1,495	376	—
Other	13,700	7,178	7,583
Total other operating expenses	$54,369	$33,162	$28,747

Note 21. Stockholders’ Equity

Common stock dividends

The following table presents cash dividends declared by our board of directors on our common stock from January 1, 2019 through December 31, 2020:

Declaration Date	Record Date	Payment Date	Dividend per Share
March 12, 2019	March 28, 2019	April 30, 2019	$0.40
June 11, 2019	June 28, 2019	July 31, 2019	$0.40
September 10, 2019	September 30, 2019	October 31, 2019	$0.40
December 11, 2019	December 31, 2019	January 31, 2020	$0.40
March 11, 2020	March 31, 2020	April 30, 2020	$0.40	(1)
June 15, 2020	June 30, 2020	July 31, 2020	$0.25
September 16, 2020	September 30, 2020	October 30, 2020	$0.30
December 14, 2020	December 31, 2020	January 29, 2021	$0.35

(1)Dividends paid in a combination of cash, not to exceed 20% in the aggregate, and common stock.

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

The following table summarizes the Company’s RSU and RSA activity for the year ended December 31, 2020:

	Restricted Stock Awards
(In Thousands, except share data)	Number of Shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, January 1	1,009,617	$15,722	$15.57
Granted	208,514	3,298	15.82
Vested	(60,370)	(894)	14.81
Outstanding, March 31, 2020	1,157,761	$18,126	$15.66
Vested	(16,452)	(227)	13.78
Outstanding, June 30, 2020	1,141,309	$17,900	$15.68
Granted	17,200	200	11.63
Vested	(26,602)	(320)	12.03
Forfeited	(2,258)	(37)	16.26
Outstanding, September 30, 2020	1,129,649	$17,743	$15.71
Vested	(254,521)	(3,958)	15.55
Canceled	(3,049)	(48)	15.86
Outstanding, December 31, 2020	872,079	$13,737	$15.75

During the years ended December 31, 2020 and 2019, the Company recognized $5.4 million and $1.5 million, respectively of noncash compensation expense related to its stock-based incentive plan in our consolidated statements of income, respectively.

At December 31, 2020 and 2019, approximately $13.7 million and $15.7 million, respectively of noncash compensation expense related to unvested awards had not yet been charged to net income. These costs are expected to be amortized into compensation expense ratably over the course of the remainder of the respective vesting periods.

Note 22. Earnings per Share of Common Stock

The following table provides information on the basic and diluted earnings per share computations, including the number of shares of common stock used for purposes of these computations.

	Year Ended December 31,
(In Thousands, except for share and per share amounts)	2020	2019	2018
Basic Earnings
Net income (loss)	$46,069	$75,056	$61,457
Less: Income (loss) attributable to non-controlling interest	1,199	2,088	2,199
Less: Income attributable to participating shares	1,392	653	217
Basic earnings	$43,478	$72,315	$59,041

Diluted Earnings
Net income (loss)	$46,069	$75,056	$61,457
Less: Income (loss) attributable to non-controlling interest	1,199	2,088	2,199
Less: Income attributable to participating shares	1,392	653	217
Diluted earnings	$43,478	$72,315	$59,041

Number of Shares
Basic — Average shares outstanding	53,736,523	42,011,750	32,085,975
Effect of dilutive securities — Unvested participating shares	81,855	35,898	16,209
Diluted — Average shares outstanding	53,818,378	42,047,648	32,102,184

Earnings Per Share Attributable to RC Common Stockholders:
Basic	$0.81	$1.72	$1.84
Diluted	$0.81	$1.72	$1.84

Participating unvested RSUs were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Additionally, as of December 31, 2020, there are potential shares of common stock contingently issuable upon the conversion of the Convertible Notes in the future. The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash. Based on this assessment, the Company determined that it would be appropriate to apply a method similar to the treasury stock method, such that contingently issuable common stock is assessed quarterly along with our other potentially dilutive instruments. In order to compute the dilutive effect, the number of shares included in the denominator of diluted EPS is determined by dividing the “conversion spread value” of the share-settled portion (value above accreted value of face value and interest component) of the instrument by the share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the bond upon an assumed conversion. As of December 31, 2020, the conversion spread value is currently zero, since the closing price of our common stock does not exceed the conversion rate (strike price) and is “out-of-the-money”, resulting in no impact on diluted EPS.

Certain investors own OP units in our operating partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the operating partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company's equity is increased. At December 31, 2020 and 2019, the non-controlling interest OP unit holders owned 1,175,205 and 1,117,169 OP units, respectively.

Note 23. Offsetting assets and liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default, including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty.  As of December 31, 2020 and 2019 and for the periods then ended, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

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

In accordance with ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, the Company is required to disclose the impact of offsetting of assets and liabilities represented in the consolidated balance sheets to enable users of the consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities.  These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to offset, and (d) the Company’s right of offset is enforceable at law.  As of December 31, 2020 and 2019, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the consolidated balances sheets.

The following tables provide disclosure regarding the effect of offsetting the Company’s recognized assets and liabilities presented in the consolidated balance sheets:

				Gross amounts not offset in the Consolidated Balance Sheets(1)
(in thousands)	Gross amounts of recognized Assets / Liabilities	Gross amounts offset in the Consolidated Balance Sheets	Amounts presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received / Paid	Net Amount
December 31, 2020
Assets
Derivative instruments - Interest rate lock commitments	16,363	—	16,363	—	$—	$16,363
Total	$16,363	$—	$16,363	$—	$—	$16,363
Liabilities
Derivative instruments - Interest rate swaps	$11,670	$5,017	$6,653	$—	$6,653	$—
Derivative instruments - Credit default swaps	174	—	174	—	174	—
Derivative instruments - TBA Agency Securities	4,004	—	4,004	—	—	4,004
Derivative instruments - FX forwards	773		773	—	—	773
Secured borrowings	1,370,519	—	1,370,519	1,370,519	—	—
Total	$1,387,140	$5,017	$1,382,123	$1,370,519	$6,827	$4,776
December 31, 2019
Assets
Derivative instruments - Interest rate lock commitments	$2,814	$—	$2,814	$—	$2,814	$—
Total	$2,814	$—	$2,814	$—	$2,814	$—
Liabilities
Derivative instruments - Interest rate swaps	$4,374	$—	$4,374	$—	$4,374	$—
Derivative instruments - TBA Agency Securities	516		516		—	516
Derivative instruments - Credit default swaps	110	—	110	—	110	—
Derivative instruments - FX forwards	250	—	250	—	250	—
Secured borrowings	1,189,392	—	1,189,392	1,189,392	—	—
Total	$1,194,642	$—	$1,194,642	$1,189,392	$4,734	$516
(1)	Amounts presented in these columns are limited in total to the net amount of assets or liabilities presented in the prior column by instrument. In certain cases, there is excess cash collateral or financial assets we have pledged to a counterparty that exceed the financial liabilities subject to a master netting repurchase arrangement or similar agreement. Additionally, in certain cases, counterparties may have pledged excess cash collateral to us that exceeds our corresponding financial assets. In each case, any of these excess amounts are excluded from the table although they are separately reported in our consolidated balance sheets as assets or liabilities, respectively.

Note 24. Financial instruments with off-balance sheet risk, credit risk, and certain other risks

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

Note 25. Commitments, contingencies and indemnifications

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

Unfunded Loan Commitments

As of December 31, 2020 and 2019, unfunded loan commitments for SBC loans were as follows:

(In Thousands)	December 31, 2020	December 31, 2019
Loans, net	$285,389	$128,719
Loans, held for sale at fair value	$7,809	$6,982

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

Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. As of December 31, 2020 and 2019, total commitments to originate loans were as follows:

(In Thousands)	December 31, 2020	December 31, 2019
Commitments to originate residential agency loans	$575,600	$190,806

Note 26. Income Taxes

The Company is a REIT pursuant to Internal Revenue Code Section 856. Our qualification as a REIT depends on our ability to meet various requirements imposed by the Internal Revenue Code, which relate to our organizational structure, diversity of stock ownership and certain requirements with regard to the nature of our assets and the sources of our income. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four taxable years. As of December 31, 2020 and 2019, we are in compliance with all REIT requirements.

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

During 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Consolidated Appropriations Act of 2021 (the “CAA”) were signed into law. Among other things, the provisions of these laws relate to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, and technical corrections to tax depreciation methods for qualified improvement property. As of December 31, 2020, we have recognized a benefit of $2.7 million due to changes in net operating loss carryback provisions which allow net operating losses from tax years beginning in 2018, 2019, or 2020 to be carried back for five years. We will continue to monitor the impacts on our business due to legislative developments related to the COVID-19 pandemic.

Our income tax provision consists of the following:

	Year Ended December 31,
(In Thousands)	2020	2019	2018
Current
Federal income tax (benefit)	$(1,795)	$523	$356
State and local income tax (benefit)	57	47	169
Net current tax provision (benefit)	(1,738)	570	525
Deferred
Federal income tax (benefit)	8,776	(9,739)	1,167
State and local income tax (benefit)	1,346	(1,383)	(306)
Net deferred tax provision (benefit)	10,122	(11,122)	861
Total income tax provision (benefit)	$8,384	$(10,552)	$1,386

The following table is a reconciliation of our federal income tax determined using our statutory federal tax rate to our reported income tax provision for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(In Thousands)	2020		2019
U.S. statutory tax	$12,381	21.0%	$13,579	21.0%
State and local income tax (benefit)	1,716	2.9	(1,717)	(2.6)
Income attributable to REIT	(3,090)	(5.3)	(19,641)	(30.4)
Income attributable to Non-controlling interests	(67)	(0.1)	(462)	(0.7)
Nondeductible	(242)	(0.4)	(2,692)	(4.2)
Change in tax rate / Deferred true-up	(91)	(0.2)	381	0.6
NOL carryback rate impact	(2,702)	(4.6)	—	—
Current write-off	479	0.8	—	—
Effective income tax (benefit)	$8,384	14.1%	$(10,552)	(16.3)%

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

	Year Ended December 31,
(In Thousands)	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$12,893	$23,277
Unrealized losses	313	40
Accruals	723	2,917
Depreciation and amortization	1,185	1,379
Goodwill	3,171	3,702
Compensation	—	248
Other	111	240
Total deferred tax assets	$18,396	$31,803
Deferred tax liabilities:
Loan / servicing rights balance	$11,600	$17,793
Derivative instruments	3,868	439
Other taxable temporary difference	1,371	525
Total deferred tax liabilities	$16,839	$18,757
Net deferred tax assets (liabilities)	$1,557	$13,046

The Company has approximately $43.0 million of federal and $100.0 million of state net operating loss carryforwards that will begin to expire in 2033.

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

As of December 31, 2020, we continued to conclude that the positive evidence in favor of the recoverability of our deferred tax asset outweighed the negative evidence and that it is more likely than not that our deferred tax assets will be realized. Our framework for assessing the recoverability of deferred tax assets requires us to weigh all available evidence, including the sustainability of recent profitability required to realize the deferred tax assets, the cumulative net income in our consolidated statements of income in recent years, the future reversals of existing taxable temporary differences, and the carryforward periods for any carryforwards of net operating losses.

The difference between the statutory rate of 21% and the effective income tax rate is primarily due to state and local taxes.

As of December 31, 2020 and 2019, the Company had no uncertain tax positions recorded or disclosed in the financial statements. Additionally, it is the belief of management that the total amount of uncertain tax positions, if any, will not materially change over the next 12 months.

Our major tax jurisdictions where we file income tax returns include Federal, New York State and New York City. Our 2017 and forward tax years are subject to examination.  The TRS major tax jurisdictions are Federal, Louisiana, New York City, New Jersey and California. For Federal and state purposes, with the exception of New Jersey, the TRS entities are subject to examination for the 2017 and forward tax years. For New Jersey, the TRS entities are subject to examination for the 2016 and forward tax years.

Note 27. Segment reporting

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

Results of business segments and all other. Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the year ended December 31, 2020 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$61,156	$150,369	$39,430	$7,681	$—	$258,636
Interest expense	(43,383)	(95,061)	(27,472)	(8,294)	(1,271)	(175,481)
Net interest income before provision for loan losses	$17,773	$55,308	$11,958	$(613)	$(1,271)	$83,155
(Provision for) recovery of loan losses	(3,502)	(23,432)	(7,792)	—	—	(34,726)
Net interest income after (provision for) recovery of loan losses	$14,271	$31,876	$4,166	$(613)	$(1,271)	$48,429
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$252,720	$—	$252,720
Net realized gain on financial instruments and real estate owned	(5,077)	18,426	18,564	—	—	31,913
Net unrealized gain (loss) on financial instruments	(7,189)	(2,574)	(1,084)	(37,254)	—	(48,101)
Other income	7,240	4,431	29,473	183	189	41,516
Servicing income	723	2,265	10,377	25,229	—	38,594
Income on purchased future receivables, net of allowance for doubtful accounts	15,711	—	—	—	—	15,711
Income (loss) on unconsolidated joint ventures	2,404	—	—	—	—	2,404
Total non-interest income	$13,812	$22,548	$57,330	$240,878	$189	$334,757
Non-interest expense
Employee compensation and benefits	$(9,491)	$(14,137)	$(19,516)	$(45,368)	$(3,408)	$(91,920)
Allocated employee compensation and benefits from related party	(700)	—	—	—	(6,300)	(7,000)
Variable expenses on residential mortgage banking activities	—	—	—	(114,510)	—	(114,510)
Professional fees	(1,796)	(1,224)	(993)	(1,777)	(7,570)	(13,360)
Management fees – related party	—	—	—	—	(10,682)	(10,682)
Incentive fees – related party	—	—	—	—	(5,973)	(5,973)
Loan servicing expense	(6,017)	(8,373)	(675)	(15,754)	(37)	(30,856)
Merger related expenses	—	—	—	—	(63)	(63)
Other operating expenses	(16,259)	(13,582)	(12,550)	(8,737)	(3,241)	(54,369)
Total non-interest expense	$(34,263)	$(37,316)	$(33,734)	$(186,146)	$(37,274)	$(328,733)
Income (loss) before provision for income taxes	$(6,180)	$17,108	$27,762	$54,119	$(38,356)	$54,453
Total assets	$1,189,825	$2,621,478	$734,196	$626,035	$200,561	$5,372,095

Reportable segments for the year ended December 31, 2019 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$65,922	$127,495	$32,096	$4,403	$—	$229,916
Interest expense	(40,502)	(90,677)	(14,864)	(5,837)	—	(151,880)
Net interest income before provision for loan losses	$25,420	$36,818	$17,232	$(1,434)	$—	$78,036
(Provision for) recovery of loan losses	(808)	(319)	(2,557)	—	—	(3,684)
Net interest income after provision for loan losses	$24,612	$36,499	$14,675	$(1,434)	$—	$74,352
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$83,539	$—	$83,539
Net realized gain (loss) on financial instruments	18	13,750	15,190	—	—	28,958
Net unrealized gain (loss) on financial instruments	(254)	(107)	393	(18,569)	(253)	(18,790)
Other income	4,210	4,907	1,548	249	164	11,078
Income on purchased future receivables, net	2,362	—	—	—	—	2,362
Servicing income	798	1,898	5,330	22,639	—	30,665
Income on unconsolidated joint ventures	6,088	—	—	—	—	6,088
Gain on bargain purchase	—	—	—	—	30,728	30,728
Total non-interest income	$13,222	$20,448	$22,461	$87,858	$30,639	$174,628
Non-interest expense
Employee compensation and benefits	$(1,855)	$(6,905)	$(16,255)	$(22,882)	$(3,340)	$(51,237)
Allocated employee compensation and benefits from related party	(547)	—	—	—	(4,926)	(5,473)
Variable expenses on residential mortgage banking activities	—	—	—	(51,760)	—	(51,760)
Professional fees	(723)	(1,652)	(1,011)	(1,101)	(2,947)	(7,434)
Management fees – related party	—	—	—	—	(9,578)	(9,578)
Incentive fees – related party	—	—	—	—	(106)	(106)
Loan servicing expense	(4,662)	(5,695)	(261)	(7,225)	(133)	(17,976)
Merger related expenses	—	—	—	—	(7,750)	(7,750)
Other operating expenses	(4,573)	(11,199)	(6,591)	(7,717)	(3,082)	(33,162)
Total non-interest expense	$(12,360)	$(25,451)	$(24,118)	$(90,685)	$(31,862)	$(184,476)
Income (loss) before provision for income taxes	$25,474	$31,496	$13,018	$(4,261)	$(1,223)	$64,504
Total assets	$1,264,226	$2,492,156	$760,031	$330,363	$130,242	$4,977,018

Reportable segments for the year ended December 31, 2018 are summarized in the below table.

			SBA Originations,	Residential
		SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$47,243	$81,752	$36,706	$3,798	$—	$169,499
Interest expense	(28,946)	(60,879)	(16,218)	(3,195)	—	(109,238)
Net interest income before provision for loan losses	$18,297	$20,873	$20,488	$603	$—	$60,261
Provision for loan losses	(1,727)	(13)	39	—	—	(1,701)
Net interest income after provision for loan losses	$16,570	$20,860	$20,527	$603	$—	$58,560
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$59,852	$—	$59,852
Net realized gain (loss) on financial instruments	5,023	17,482	15,904	—	—	38,409
Net unrealized gain (loss) on financial instruments	(1,156)	142	173	5,694	—	4,853
Servicing income	20	1,396	5,390	20,269	—	27,075
Income on unconsolidated joint venture	12,148	—	—	—	—	12,148
Other income	368	4,366	621	200	31	5,586
Total non-interest income	$16,403	$23,386	$22,088	$86,015	$31	$147,923
Non-interest expense
Employee compensation and benefits	(386)	(8,815)	(13,077)	(33,401)	(923)	(56,602)
Allocated employee compensation and benefits from related party	(420)	—	—	—	(3,780)	(4,200)
Variable expenses on residential mortgage banking activities	—	—	—	(22,228)	—	(22,228)
Professional fees	(1,310)	(1,285)	(820)	(607)	(2,977)	(6,999)
Management fees – related party	—	—	—	—	(8,176)	(8,176)
Incentive fees – related party	—	—	—	—	(1,143)	(1,143)
Loan servicing expense	(3,926)	(3,883)	(260)	(7,444)	(32)	(15,545)
Other operating expenses	(3,214)	(10,392)	(4,070)	(8,254)	(2,817)	(28,747)
Total non-interest expense	$(9,256)	$(24,375)	$(18,227)	$(71,934)	$(19,848)	$(143,640)
Income (loss) before provision for income taxes	$23,717	$19,871	$24,388	$14,684	$(19,817)	$62,843
Total Assets	$644,512	$1,606,210	$455,513	$260,523	$70,085	$3,036,843

Note 28. Quarterly Financial Data (Unaudited)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations (amounts in thousands, except per share amounts):

	March 31	June 30	September 30	December 31
2020
Net interest income after provision for loan losses	$(17,183)	$20,394	$21,482	$23,749
Non-interest income	22,523	120,927	107,906	83,406
Non-interest expense	(64,793)	(101,158)	(87,471)	(75,328)
Net income	(51,516)	34,663	35,363	27,559
Net income attributable to Ready Capital Corporation	(50,452)	33,853	34,558	26,911

Earnings per share - Basic	$(0.98)	$0.62	$0.63	$0.49
Earnings per share - Diluted	$(0.98)	$0.62	$0.63	$0.49
Dividends declared per share of common stock	$0.40	$0.25	$0.30	$0.35

2019
Net interest income after provision for loan losses	$12,460	$19,933	$19,640	$22,319
Non-interest income	56,266	32,956	39,984	45,422
Non-interest expense	(41,279)	(44,600)	(49,842)	(48,755)
Net income	30,450	11,245	12,427	20,934
Net income attributable to Ready Capital Corporation	29,467	10,969	12,104	20,428

Earnings per share - Basic	$0.90	$0.25	$0.27	$0.43
Earnings per share - Diluted	$0.90	$0.25	$0.27	$0.43
Dividends declared per share of common stock	$0.40	$0.40	$0.40	$0.40

Annual amounts may not equal the sum of each quarter due to rounding and other computational factors.

Note 29. Supplemental Financial Data

Summarized financial information of our unconsolidated subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company had certain unconsolidated subsidiaries as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 that met at least one of the significance conditions under the SEC’s Regulation S-X. Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for our significant unconsolidated subsidiaries, which include WFLLA, LLC, which the Company has a 50% interest, and Girod HoldCo, LLC, in which WFLLA, LLC holds a 49.9% interest. Pursuant to the consolidation guidance, it is determined the Company’s interest in WFLLA, LLC is a VIE however, the entity is not consolidated as we are not the primary beneficiary.

The Company’s proportional ownership interest in unconsolidated subsidiaries reflected in Investments in unconsolidated joint ventures within the Balance Sheet is detailed in the tables below:

	December 31, 2020		December 31, 2019
(In Thousands)	Girod HoldCo, LLC	WFLLA, LLC	Girod HoldCo, LLC	WFLLA, LLC
Cash	$9,746	$4,947	$22,585	$11,270
Loans, held-for-investment	92,053	45,934	103,751	51,772
Real estate owned	12,701	6,338	7,929	3,957
Other assets	429	214	487	239
Total Assets	$114,929	$57,433	$134,752	$67,238

Accounts payable and other accrued liabilities	$80	$52	$72	$36
Other liabilities	1,606	801	4,076	2,034
Total Liabilities	$1,686	$853	$4,148	$2,070

The Company’s proportional ownership interest in unconsolidated subsidiaries reflected in Income on unconsolidated joint ventures within the Statements of Income is detailed in the tables below:

	Year Ended December 31, 2020		Year Ended December 31, 2019		Year Ended December 31, 2018
(In Thousands)	Girod HoldCo, LLC	WFLLA, LLC	Girod HoldCo, LLC	WFLLA, LLC	Girod HoldCo, LLC	WFLLA, LLC
Interest income	$2,372	$1,184	$6,922	$3,454	$21,182	$10,570
Realized gains (losses)	(40)	(20)	5,218	2,604	27,310	13,628
Unrealized gains (losses)	(3,456)	(1,725)	15,286	7,628	8,191	4,087
Servicing expense and other	(4,359)	(2,175)	(5,996)	(2,999)	(7,972)	(3,989)
Income (loss) before provision for income taxes	$(5,483)	$(2,736)	$21,430	$10,687	$48,711	$24,296

	Year Ended December 31,
(In Thousands)	2020	2019	2018
Income (loss) on unconsolidated joint ventures
WFLLA, LLC	$(1,368)	$5,344	$12,148
Other unconsolidated joint ventures	3,772	744	—
Income (loss) on unconsolidated joint ventures	$2,404	$6,088	$12,148

Note 30. Subsequent events

As of March 15, 2021, the Company has facilitated the fundings of over $1 billion of loans through the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”). Through the CARES Act, the initiative calls for existing SBA lenders to extend loans to small businesses to cover payroll, occupancy and operating expenses through the PPP. Furthermore, the PPP includes a 100% guarantee from the federal government for loans up to $2 million and principal forgiveness for borrowers if the funds are used primarily for retaining employees. In addition, the 7(a) program’s loan guarantee rate has increased from 85% for loans of $150,000 or less and 75% for loans greater than $150,000 (up to a maximum guarantee of $3.75 million and 75% of $5 million) to 90% throughout 2021.

On February 10, 2021, the Company completed the issuance of a public offering of $201.3 million in 5.75% senior notes due 2026. The Company intends to use the net proceeds from this offering to redeem the outstanding aggregate principal amount of our 6.50% Senior Notes due 2021. The Company intends to use the remainder of the net proceeds for general business purposes, including to fund the Company’s small balance commercial origination and acquisition pipelines.

Ready Capital Corporation

Schedule IV – Mortgage Loans on Real Estate

There are no individual loans that exceed 3% of the total carrying amount of all mortgages. The following table discloses the Company’s mortgage loans on real estate, categorized by product type:

Product Type	UPB Grouping	Loan Count	Interest Rate	Maturity Date	Carrying Value	UPB	UPB of loans subject to delinquent principal or interest
Acquired loans
	0 - 500k	1574	1.00 - 11.50%	2004 - 2039	$317,851	$321,809	$27,596
	500k - 1mm	295	2.66 - 10.25%	2020 - 2038	202,853	203,428	9,644
	1mm - 1.5mm	95	1.00 - 9.50%	2019 - 2038	114,776	115,586	6,116
	1.5mm - 2mm	43	3.50 - 7.38%	2020 - 2037	73,974	74,002	3,206
	2mm - 2.5mm	24	1.48 - 8.00%	2020 - 2037	54,201	54,240	4,585
	> 2.5mm	51	3.23 - 11.00%	2019 - 2030	282,964	285,113	21,989
Total Acquired loans		2,082			$1,046,619	$1,054,178	$73,136
Acquired SBA 7(a) loans
	0 - 500k	884	0.00 - 8.75%	2017 - 2041	$96,731	$112,074	$9,058
	500k - 1mm	115	3.50 - 7.50%	2014 - 2041	74,325	79,703	6,254
	1mm - 1.5mm	30	3.75 - 7.50%	2026 - 2042	34,022	35,873	1,376
	1.5mm - 2mm	2	6.00 - 6.00%	2037 - 2042	3,445	3,563	-
	2mm - 2.5mm	3	5.00 - 6.00%	2037 - 2040	6,753	6,777	-
	> 2.5mm	7	4.75- 5.25%	2035 - 2042	24,162	24,581	-
Total Acquired SBA 7(a) loans		1,041			$239,438	$262,571	$16,688
Originated transitional loans
	0 - 500k	37	4.35 - 6.95%	2021 - 2024	$4,119	$4,120	$-
	500k - 1mm	9	5.00 - 9.25%	2020 - 2027	6,136	6,112	679
	1mm - 1.5mm	14	4.54 - 7.21%	2021 - 2025	17,722	17,858	-
	1.5mm - 2mm	11	4.85 - 6.66%	2020 - 2026	18,655	19,061	1,982
	2mm - 2.5mm	9	4.67 - 6.40%	2021 - 2022	19,464	19,584	-
	> 2.5mm	137	3.56 - 8.83%	2020 - 2024	1,252,978	1,261,660	34,897
Total Originated transitional loans		217			$1,319,074	$1,328,395	$37,558
Originated Freddie Mac loans
	500k - 1mm	2	3.27 - 3.37%	2041 - 2041	$2,060	$2,000	$-
	1mm - 1.5mm	3	3.31 - 3.53%	2031 - 2041	4,066	3,952	-
	1.5mm - 2mm	3	2.97 - 3.53%	2031 - 2041	5,973	5,816	-
	2mm - 2.5mm	2	3.16 - 3.48%	2041 - 2041	4,831	4,742	-
	> 2.5mm	9	2.96 - 3.74%	2041 - 2041	34,318	33,898	-
Total Originated Freddie loans		19			$51,248	$50,408	$-
Originated Residential Agency loans
	0 - 500k	1130	1.75- 6.13%	2031 - 2051	$246,022	$235,930	$2,892
	500k - 1mm	25	2.13 - 4.99%	2036 - 2051	14,217	13,757	-
	1mm - 1.5mm	3	2.63 - 4.99%	2051 - 2051	3,416	3,373	-
Total Originated Residential Agency loans		1,158			$263,655	$253,060	$2,892
Originated SBA 7(a) loans
	0 - 500k	500	0.00 - 7.75%	2023 - 2046	$103,482	$109,225	$3,099
	500k - 1mm	118	4.50 - 6.00%	2026 - 2046	83,155	86,778	4,309
	1mm - 1.5mm	58	4.50 - 6.00%	2027 - 2045	68,215	69,221	-
	1.5mm - 2mm	20	4.75 - 6.00%	2028 - 2044	33,956	34,569	-
	2mm - 2.5mm	11	4.50 - 5.50%	2028 - 2046	25,114	25,186	-
	> 2.5mm	23	4.50 - 6.00%	2041 - 2044	71,101	71,846	-
Total Originated SBA 7(a) loans		730			$385,023	$396,825	$7,408
Originated SBC loans
	0 - 500k	16	4.69 - 5.96%	2021 - 2043	$5,035	$4,952	$-
	500k - 1mm	42	4.50 - 6.52%	2021 - 2030	34,535	34,011	-
	1mm - 1.5mm	49	4.59 - 7.15%	2019 - 2030	60,596	59,997	6,606
	1.5mm - 2mm	45	4.25 - 7.15%	2019 - 2032	77,776	78,158	4,827
	2mm - 2.5mm	29	4.60 - 6.06%	2022 - 2030	65,559	65,696	2,085
	> 2.5mm	140	4.12 - 8.00%	2019 - 2038	830,905	827,741	46,056
Total Originated SBC loans		321			$1,074,406	$1,070,555	$59,574
Originated SBC loans, at fair value
	1mm - 1.5mm	1	6.38 - 6.38%	2026 - 2026	$1,473	$1,376	$-
	1.5mm - 2mm	1	5.25 - 5.25%	2027 - 2027	1,598	1,556	-
	> 2.5mm	2	6.68 - 7.75%	2020 - 2020	10,724	11,156	-
Total Originated SBC loans, at fair value		4			$13,795	$14,088	$-
Originated PPP loans, at fair value
	0 - 500k	1037	1.00 - 1.00%	2022 - 2022	$70,381	$70,381	$-
	500k - 1mm	4	1.00 - 1.00%	2022 - 2022	2,908	2,908	-
	1.5mm - 2mm	1	1.00 - 1.00%	2022 - 2022	1,642	1,642	-
Total Originated PPP loans, at fair value		1,042			$74,931	$74,931	$-
General Allowance for Loan Losses					(29,539)
Total Loans		6,614			$4,438,650	$4,505,011	$197,256

Reconciliation of mortgage loans on real estate:

The following tables reconcile mortgage loans on real estate, including loans in consolidated VIEs, from December 31, 2018 to December 31, 2020 ($ in thousands):

($ in Thousands)	Loans, net	Loans, held for sale, at fair value	Total Loan Receivables
Balance at December 31, 2017	$1,854,100	$216,022	$2,070,122
Origination of loan receivables	934,607	2,407,492	3,342,099
Purchases of loan receivables	369,418	17,481	386,899
Proceeds from disposition and principal payment of loan receivables	(746,162)	(2,586,724)	(3,332,886)
Net realized gain (loss) on sale of loan receivables	(5,454)	63,067	57,613
Net unrealized gain (loss) on loan receivables	(720)	(2,401)	(3,121)
Accretion/amortization of discount, premium and other fees	14,474	-	14,474
Transfers	(503)	503	-
Transfers to real estate, held for sale	(3,693)	(182)	(3,875)
Provision for loan losses	(1,701)	-	(1,701)
Balance at December 31, 2018	$2,414,366	$115,258	$2,529,624
Origination of loan receivables	1,307,143	2,621,324	3,928,467
Purchases of loan receivables	739,002	9,149	748,151
Proceeds from disposition and principal payment of loan receivables	(826,702)	(2,628,521)	(3,455,223)
Loans acquired as part of ORM merger transaction	130,449	-	130,449
Net realized gain (loss) on sale of loan receivables	(5,700)	76,274	70,574
Net unrealized gain (loss) on loan receivables	760	289	1,049
Accretion/amortization of discount, premium and other fees	14,194	-	14,194
Loans consolidated as part of RCLT 2019-2 transaction	463,177	-	463,177
Payment of guaranteed loan financing	(177,815)	-	(177,815)
Transfers	1,262	(1,262)	-
Transfers to real estate, held for sale	(2,269)	-	(2,269)
Provision for loan losses	(3,684)	-	(3,684)
Balance at December 31, 2019	$4,054,183	$192,511	$4,246,694
CECL Day 1 adjustment	(7,527)	-	(7,527)
Origination of loan receivables	774,581	5,076,936	5,851,517
Purchases of loan receivables	277,170	-	277,170
Proceeds from disposition and principal payment of loan receivables	(962,404)	(5,152,861)	(6,115,265)
Loans acquired as part of ORM merger transaction	-	-	-
Net realized gain (loss) on sale of loan receivables	(5,069)	218,809	213,740
Net unrealized gain (loss) on loan receivables	(1,105)	5,607	4,502
Accretion/amortization of discount, premium and other fees	8,434	-	8,434
Foreign currency gain (loss), net	4,509	-	4,509
Payment of guaranteed loan financing	-	-	-
Transfers	714	(714)	-
Transfers to real estate, held for sale	(11,339)	-	(11,339)
Provision for loan losses	(33,785)	-	(33,785)
Balance at December 31, 2020	$4,098,362	$340,288	$4,438,650

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, the Company’s management believes that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of our company’s internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this annual report on Form 10-K.

Item 9B. Other Information

None noted.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information regarding our executive officers required by Item 401 of Regulation S-K is located under Part I, Item 1 within the caption "Executive Officers of the Company" of this annual report on Form 10-K.

The information regarding our directors and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our 2021 annual meeting of stockholders (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2020.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

The information regarding certain matters pertaining to our corporate governance required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

Item 11.  Executive Compensation

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The tables on our equity compensation plan information and beneficial ownership required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

Item 14.  Principal Accountant Fees and Services

The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of the report

The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements:

Our consolidated financial statements, together with the independent registered public accounting firm's report thereon, are set forth on pages 107 through 168 of this annual report on Form 10-K and are incorporated herein by reference.  See Item 8, "Financial Statements and Supplementary Data," filed herewith, for a list of financial statements.

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

2.2	*

Agreement and Plan of Merger, dated as of December 6, 2020, by and among Ready Capital Corporation, RC Merger Subsidiary, LLC and Anworth Mortgage Asset Corporation (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed December 8, 2020)

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

Fourth Supplemental Indenture, dated as of July 22, 2019, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed July 22, 2019)

4.11*

Fifth Supplemental Indenture, dated as of February 10, 2021, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed February 10, 2021)

4.12		Description of Ready Capital Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1		Second Amended and Restated Master Repurchase Agreement, dated June 26, 2017, between Waterfall Commercial Depositor LLC, Sutherland Asset I, LLC, Ready Cap Commercial, LLC and Citibank, N.A.

10.2

Amended and Restated Master Loan and Security Agreement, dated June 30, 2016, by and among ReadyCap Lending, LLC, as borrower, Sutherland Asset Management Corporation, as guarantor and JPMorgan Chase Bank, N.A., as lender

10.3	*

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

10.	4*

First Amendment to Amended and Restated Management Agreement, dated as of December 6, 2020, by and among Ready Capital Corporation, Sutherland Partners, LP and Waterfall Asset Management, LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed December 8, 2020)

10.5	*

Master Repurchase Agreement, dated June 30, 2016, by and among Sutherland Asset I, LLC, Sutherland 2016-1 JPM Grantor Trust, Sutherland Asset Management Corporation and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed on March 15, 2017)

10.6	*

Third Amended and Restated Agreement of Limited Partnership of Sutherland Partners, L.P., dated as of March 5, 2019, by and among Ready Capital Corporation, as General Partner, and the limited partners listed on Exhibit A thereto (incorporated by reference to Exhibit 10.8 of the Registrant's Current Report on Form 10-K filed March 13, 2019)

10.7	*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed September 9, 2019)
10.8	*	Ready Capital Corporation 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant's Current Report on Form 10-K filed March 13, 2019)

10.9	*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.11 of the Registrant's Current Report on Form 10-K filed March 13, 2019)

10.10	*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.12 of the Registrant's Current Report on Form 10-K filed March 13, 2019)

10.11

Fourth Amended and Restated Master Repurchase Agreement, dated as of November 7, 2019, by and among ReadyCap Commercial, LLC, Sutherland Warehouse Trust II, Sutherland Asset I, LLC, Ready Capital Subsidiary REIT I, LLC, as sellers, U.S. Bank National Association, as depository and paying agent, and Deutsche Bank AG, New York Branch, as buyer

10.12		Third Amended and Restated Guaranty, dated as of November 7, 2019, from Sutherland Partners, L.P. to Deutsche Bank AG, New York Branch

21.1		List of Subsidiaries of Ready Capital Corporation

23.1		Consent of Deloitte & Touche LLP

24.1		Power of Attorney (included on signature page)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Scheme Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

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

Ready Capital Corporation

Date: March 15, 2021	By:	/s/ Thomas E. Capasse
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

Date: March 15, 2021	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board and Chief Executive
Officer
(Principal Executive Officer)

Date: March 15, 2021	By:	/s/ Jack J. Ross
Jack J. Ross
President and Director

Date: March 15, 2021	By:	/s/ Andrew Ahlborn
Andrew Ahlborn
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: March 15, 2021	By:	/s/ Frank P. Filipps
Frank P. Filipps
Director

Date: March 15, 2021	By:	/s/ Todd M. Sinai
Todd M. Sinai
Director

Date: March 15, 2021	By:	/s/ J. Mitchell Reese
J. Mitchell Reese
Director

	By:	/s/ Gilbert Nathan
Date: March 15, 2021		Gilbert Nathan
Director

Date: March 15, 2021	By:	/s/ Andrea Petro
Andrea Petro
Director