Form 10-Q
period 2021-03-31
Ready Capital Corp
filed 2021-05-07
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Preferred Stock, 8.625% Series B Cumulative, par value $0.0001 per share

Preferred Stock, 6.25% Series C Cumulative Convertible, par value $0.0001 per share

Preferred Stock, 7.625% Series D Cumulative Redeemable, par value $0.0001 per share

7.00% Convertible Senior Notes due 2023

6.20% Senior Notes due 2026

	RC RC PRB RC PRC RC PRD RCA RCB	New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange
5.75% Senior Notes due 2026	RCC	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

The Company has 71,221,699 shares of common stock, par value $0.0001 per share, outstanding as of May 6, 2021.

EXHIBIT 31.1 CERTIFICATIONS

EXHIBIT 31.2 CERTIFICATIONS

EXHIBIT 32.1 CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 10 U.S.C. SECTION 1350

EXHIBIT 32.2 CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 10 U.S.C. SECTION 1350

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In Thousands)	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$308,428	$138,975
Restricted cash	62,961	47,697
Loans, net (including $13,618 and $13,795 held at fair value)	1,611,826	1,550,624
Loans, held for sale, at fair value	473,078	340,288
Paycheck Protection Program loans (including $38,388 and $74,931 held at fair value)	1,292,808	74,931
Mortgage backed securities, at fair value	682,948	88,011
Loans eligible for repurchase from Ginnie Mae	221,464	250,132
Investment in unconsolidated joint ventures	75,048	79,509
Purchased future receivables, net	13,240	17,308
Derivative instruments	12,529	16,363
Servicing rights (including $98,542 and $76,840 held at fair value)	138,941	114,663
Real estate, held for sale	73,454	45,348
Other assets	151,503	89,503
Assets of consolidated VIEs	2,898,727	2,518,743
Total Assets	$8,016,955	$5,372,095
Liabilities
Secured borrowings	2,064,785	1,294,243
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	1,132,536	76,276
Securitized debt obligations of consolidated VIEs, net	2,211,923	1,905,749
Convertible notes, net	112,405	112,129
Senior secured notes, net	179,744	179,659
Corporate debt, net	333,317	150,989
Guaranteed loan financing	386,036	401,705
Liabilities for loans eligible for repurchase from Ginnie Mae	221,464	250,132
Derivative instruments	4,403	11,604
Dividends payable	9,631	19,746
Accounts payable and other accrued liabilities	162,465	135,655
Total Liabilities	$6,818,709	$4,537,887
Preferred stock Series C, liquidation preference $25.00 per share (refer to Note 21)	19,494	—
Stockholders’ Equity
Preferred stock Series B and D, liquidation preference $25.00 per share (refer to Note 21)	98,241	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 71,221,699 and 54,368,999 shares issued and outstanding, respectively	7	5
Additional paid-in capital	1,088,512	849,541
Retained earnings (deficit)	(20,027)	(24,203)
Accumulated other comprehensive loss	(7,042)	(9,947)
Total Ready Capital Corporation equity	1,159,691	815,396
Non-controlling interests	19,061	18,812
Total Stockholders’ Equity	$1,178,752	$834,208
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$8,016,955	$5,372,095

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In Thousands, except share data)	2021	2020
Interest income	$73,371	$69,551
Interest expense	(50,761)	(46,930)
Net interest income before provision for loan losses	$22,610	$22,621
Recovery of (provision for) loan losses	8	(39,804)
Net interest income after (provision for) recovery of loan losses	$22,618	$(17,183)
Non-interest income
Residential mortgage banking activities	41,409	36,669
Net realized gain on financial instruments and real estate owned	8,846	7,172
Net unrealized gain (loss) on financial instruments	20,996	(33,434)
Servicing income, net of amortization and impairment of $1,942 and $1,725	15,635	8,097
Income on purchased future receivables, net of allowance for doubtful accounts of $995 and $6,917	2,317	3,483
Income (loss) on unconsolidated joint ventures	(809)	(3,537)
Other income	571	4,073
Total non-interest income	$88,965	$22,523
Non-interest expense
Employee compensation and benefits	(22,777)	(18,936)
Allocated employee compensation and benefits from related party	(2,123)	(1,250)
Variable expenses on residential mortgage banking activities	(15,485)	(20,129)
Professional fees	(2,982)	(2,556)
Management fees – related party	(2,693)	(2,561)
Loan servicing expense	(6,104)	(5,570)
Merger related expenses	(6,307)	(47)
Other operating expenses	(15,484)	(13,744)
Total non-interest expense	$(73,955)	$(64,793)
Income (loss) before provision for income taxes	$37,628	$(59,453)
Income tax (provision) benefit	(8,681)	7,937
Net income (loss)	$28,947	$(51,516)
Less: Dividends on preferred stock	281	—
Less: Net income (loss) attributable to non-controlling interest	659	(1,064)
Net income (loss) attributable to Ready Capital Corporation	$28,007	$(50,452)

Earnings (loss) per common share - basic	$0.49	$(0.98)
Earnings (loss) per common share - diluted	$0.49	$(0.98)

Weighted-average shares outstanding
Basic	56,817,632	51,984,040
Diluted	56,843,448	51,990,013

Dividends declared per share of common stock	$0.40	$0.40

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In Thousands)	2021	2020
Net income (loss)	$28,947	$(51,516)
Other comprehensive income (loss) - net change by component
Net change in hedging derivatives (cash flow hedges)	$1,978	$(3,128)
Foreign currency translation adjustment	991	(304)
Other comprehensive income (loss)	$2,969	$(3,432)
Comprehensive income (loss)	$31,916	$(54,948)
Less: Comprehensive income (loss) attributable to non-controlling interests	723	(1,136)
Comprehensive income (loss) attributable to Ready Capital Corporation	$31,193	$(53,812)

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three Months Ended March 31, 2020
	Series B	Series D
	Preferred	Preferred	Common	Series B	Series D	Common		Retained	Accumulated Other	Total
	Stock Shares	Stock Shares	Stock Shares	Preferred	Preferred	Stock	Additional Paid-	Earnings	Comprehensive	Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Outstanding	Outstanding	Outstanding	Stock	Stock	Par Value	In Capital	(Deficit)	Loss	Corporation Equity	Interests	Equity
Balance at January 1, 2020	—	—	51,127,326	$—	$—	$5	$822,837	$8,746	$(6,176)	$825,412	$19,372	$844,784
Cumulative-effect adjustment upon adoption of ASU 2016-13, net of taxes (Note 4)	—	—	—	—	—	—	—	(6,599)	—	(6,599)	(155)	(6,754)
Dividend declared on common stock ($0.40 per share)	—	—	—	—	—	—	—	(21,300)	—	(21,300)	—	(21,300)
Dividend declared on OP units	—	—	—	—	—	—	—	—	—	—	(447)	(447)
Equity issuances	—	—	900,000	—	—	—	13,410	—	—	13,410	—	13,410
Offering costs	—	—	—	—	—	—	(38)	—	—	(38)	(1)	(39)
Equity component of 2017 convertible note issuance	—	—	—	—	—	—	(92)	—	—	(92)	(2)	(94)
Stock-based compensation	—	—	60,370	—	—	—	894	—	—	894	—	894
Manager incentive fee paid in stock	—	—	4,154	—	—	—	53	—	—	53	—	53
Net income	—	—	—	—	—	—	—	(50,452)	—	(50,452)	(1,064)	(51,516)
Other comprehensive loss	—	—	—	—	—	—	—	—	(3,360)	(3,360)	(72)	(3,432)
Balance at March 31, 2020	—	—	52,091,850	$—	$—	$5	$837,064	$(69,605)	$(9,536)	$757,928	$17,631	$775,559

	Three Months Ended March 31, 2021
	Series B	Series D
	Preferred	Preferred	Common	Series B	Series D	Common		Retained	Accumulated Other	Total
	Stock Shares	Stock Shares	Stock Shares	Preferred	Preferred	Stock	Additional Paid-	Earnings	Comprehensive	Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Outstanding	Outstanding	Outstanding	Stock	Stock	Par Value	In Capital	(Deficit)	Loss	Corporation Equity	Interests	Equity
Balance at January 1, 2021	—	—	54,368,999	$—	$—	$5	$849,541	$(24,203)	$(9,947)	$815,396	$18,812	$834,208
Dividend declared on common stock ($0.40 per share)	—	—	—	—	—	—	—	(23,833)	—	(23,833)	—	(23,833)
Dividend declared on OP units	—	—	—	—	—	—	—	—	—	—	(470)	(470)
Dividend declared - $0.5390625 per Series B preferred share	—	—	—	—	—	—	—	(126)	—	(126)	(1)	(127)
Dividend declared - $0.390625 per Series C preferred share	—	—	—	—	—	—	—	(37)	—	(37)	—	(37)
Dividend declared - $0.4765625 per Series D preferred share	—	—	—	—	—	—	—	(116)	—	(116)	(1)	(117)
Shares issued pursuant to merger transactions	1,919,378	2,010,278	16,774,337	47,984	50,257	2	239,535	—	—	337,778	—	337,778
Equity component of 2017 convertible note issuance	—	—	—	—	—	—	(99)	—	—	(99)	(2)	(101)
Stock-based compensation	—	—	115,604	—	—	—	522	—	—	522	—	522
Share repurchases	—	—	(37,241)	—	—	—	(987)	—	—	(987)	—	(987)
Net income	—	—	—	—	—	—	—	28,288	—	28,288	659	28,947
Other comprehensive income	—	—	—	—	—	—	—	—	2,905	2,905	64	2,969
Balance at March 31, 2021	1,919,378	2,010,278	71,221,699	$47,984	$50,257	$7	$1,088,512	$(20,027)	$(7,042)	$1,159,691	$19,061	$1,178,752

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
(In Thousands)	2021	2020
Cash Flows From Operating Activities:
Net income	$28,947	$(51,516)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	5,053	9,366
Provision for (recovery of) loan losses	(8)	39,804
Impairment loss on real estate, held for sale	—	2,969
Change in repair and denial reserve	2,069	(136)
Net settlement of derivative instruments	(58,499)	(8,818)
Origination of loans, held for sale, at fair value	(1,467,502)	(881,549)
Proceeds from disposition and principal payments of loans, held for sale, at fair value	1,475,565	793,428
Realized (gains) losses, net	(44,022)	(40,538)
Unrealized (gains) losses, net	(23,006)	33,488
Net (income) loss of unconsolidated joint ventures, net of distributions	909	3,537
Foreign currency (gains) losses, net	1,876	(83)
Payoff of purchased future receivables, net of originations	3,073	(12,802)
Allowance for doubtful accounts on purchased future receivables	995	6,917
Net changes in operating assets and liabilities
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	10,203	17,764
Receivable from third parties	27,249	674
Other assets	(33,801)	(8,563)
Accounts payable and other accrued liabilities	20,698	(3,954)
Net cash provided by (used for) operating activities	$(50,201)	$(100,012)
Cash Flows From Investing Activities:
Origination of loans	(661,053)	(328,509)
Purchase of loans	(2,316)	(52,067)
Proceeds from disposition and principal payment of loans	192,763	222,868
Origination of Paycheck Protection Program loans	(1,248,895)	—
Purchase of Paycheck Protection Program loans	(3,866)	—
Proceeds from disposition and principal payment of Paycheck Protection Program loans	40,409	—
Purchase of mortgage backed securities, at fair value	—	(1,576)
Proceeds from sale and principal payment of mortgage backed securities, at fair value	1,417,871	5,031
Funding of unconsolidated joint ventures	(4,669)	(1,644)
Proceeds on unconsolidated joint venture in excess of earnings recognized	8,221	3,578
Proceeds from sale of real estate	1,077	7,851
Cash acquired in connection with the ANH Merger, net of cash paid	49,917	—
Net cash provided by (used for) investing activities	$(210,541)	$(144,468)
Cash Flows From Financing Activities:
Proceeds from secured borrowings	3,597,363	1,866,732
Payment of secured borrowings	(4,609,399)	(1,356,573)
Proceeds from the Paycheck Protection Program Liquidity Facility borrowings	1,095,900	—
Payment of the Paycheck Protection Program Liquidity Facility borrowings	(39,640)	—
Proceeds from issuance of securitized debt obligations of consolidated VIEs	510,955	—
Payment of securitized debt obligations of consolidated VIEs	(201,310)	(125,468)
Proceeds from corporate debt	195,768	—
Payment of corporate debt	(50,000)	—
Payment of guaranteed loan financing	(19,320)	(34,672)
Payment of deferred financing costs	(12,337)	(1,602)
Equity issuance, net of offering costs	—	13,372
Dividend payments	(34,699)	(21,302)
Share repurchase program	(987)	—
Net cash provided by (used for) financing activities	$432,294	$340,487
Net increase (decrease) in cash, cash equivalents, and restricted cash	171,552	96,007
Cash, cash equivalents, and restricted cash, beginning balance	200,482	127,980
Cash, cash equivalents, and restricted cash, ending balance	$372,034	$223,987

Supplemental disclosures:
Non-cash operating activities
Cash paid for interest	$47,536	$44,576
Cash paid (received) for income taxes	$—	$—
Stock-based compensation	$522	$894
Non-cash investing activities
Loans transferred from loans, held for sale, at fair value to loans, net	$—	$509
Loans transferred from loans, net to loans, held for sale, at fair value	$1,571	$—
Loans transferred to real estate owned	$1,276	$—
Non-cash financing activities
Common stock issued in connection with merger transactions	$239,537	$—
Share-based component of incentive fees	$—	$53

Cash, cash equivalents, and restricted cash reconciliation
Cash and cash equivalents	$308,428	$122,265
Restricted cash	62,961	93,164
Cash, cash equivalents, and restricted cash in assets of consolidated VIEs	645	8,558
Cash, cash equivalents, and restricted cash ending balance	$372,034	$223,987

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

Sutherland Partners, LP (the “Operating Partnership”) holds substantially all of our assets and conducts substantially all of our business. As of March 31, 2021 and December 31, 2020, the Company owned approximately 98.4% and 97.9% of the Operating Partnership, respectively. The Company, as sole general partner of the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Therefore, the Company consolidates the Operating Partnership.

The Company reports its results of operations through the following four business segments: i) Acquisitions, ii) SBC Originations, iii) SBA Originations, Acquisitions and Servicing, and iv) Residential Mortgage Banking, with the remaining amounts recorded in Corporate- Other. The Company’s acquisition and origination platforms consist of the following four operating segments:

●	Acquisitions. We acquire performing and non-performing SBC loans as part of our business strategy. We hold performing SBC loans to term, and we seek to maximize the value of the non-performing SBC loans acquired by us through borrower-based resolution strategies. We typically acquire non-performing loans at a discount to their unpaid principal balance (“UPB”) when we believe that resolution of the loans will provide attractive risk-adjusted returns. We also acquire purchased future receivables through our Knight Capital platform (“Knight Capital”). Knight Capital, which we acquired in 2019, is a technology-driven platform that provides working capital to small and medium sized businesses across the U.S.

●	SBC Originations. We originate SBC loans secured by stabilized or transitional investor properties using multiple loan origination channels through our wholly-owned subsidiary, ReadyCap Commercial, LLC (“ReadyCap Commercial”). These originated loans are generally held-for-investment or placed into securitization structures. Additionally, as part of this segment, we originate and service multi-family loan products under the Federal Home Loan Mortgage Corporation’s Small Balance Loan Program (“Freddie Mac” and the “Freddie Mac program”). These originated loans are held for sale, then sold to Freddie Mac.

●	SBA Originations, Acquisitions and Servicing. We acquire, originate and service owner-occupied loans guaranteed by the SBA under its Section 7(a) loan program (the “SBA Section 7(a) Program”) through our wholly-owned subsidiary, ReadyCap Lending, LLC (“ReadyCap Lending”). We hold an SBA license as one of only 14 non-bank Small Business Lending Companies (“SBLCs”) and have been granted preferred lender status by the SBA. These originated loans are either held-for-investment, placed into securitization structures, or sold.

●	Residential Mortgage Banking. We operate our residential mortgage loan origination segment through our wholly-owned subsidiary, GMFS, LLC ("GMFS"). GMFS originates residential mortgage loans eligible to be purchased, guaranteed or insured by the Federal National Mortgage Association (“Fannie Mae”), Freddie Mac, Federal Housing Administration (“FHA”), U.S. Department of Agriculture (“USDA”) and U.S.

Department of Veterans Affairs (“VA”) through retail, correspondent and broker channels. These originated loans are then sold to third parties, primarily agency lending programs.

On March 19, 2021, the Company completed the acquisition of Anworth Mortgage Asset Corporation (“ANH”), through a merger of ANH with and into a wholly-owned subsidiary of the Company, in exchange for approximately 16.8 million shares of the Company’s common stock and approximately $60.6 million in cash (“ANH Merger”). In accordance with the Agreement and Plan of Merger, dated as of December 6, 2020 (the "Merger Agreement"), by and among the Company, RC Merger Subsidiary, LLC and ANH, the number of shares of the Company’s common stock issued was based on an exchange ratio of 0.1688 per share plus $0.61 in cash. The total purchase price for the merger of $417.9 million consists of the Company’s common stock issued in exchange for shares of ANH common stock and cash paid in lieu of fractional shares of the Company’s common stock, which was based on a price of $14.28 of the Company’s common stock on the acquisition date, and $0.61 in cash per share.

In addition, the Company issued 1,919,378 shares of newly designated 8.625% Series B Cumulative Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), 779,743 shares of newly designated 6.25% Series C Cumulative Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”), and 2,010,278 shares of newly designated 7.625% Series D Cumulative Redeemable Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”), in exchange for all shares of ANH’s 8.625% Series A Cumulative Preferred Stock, 6.25% Series B Cumulative Convertible Preferred Stock and 7.625% Series C Cumulative Redeemable preferred stock outstanding prior to the effective time of the ANH Merger.

Upon the closing of the transaction and after giving effect to the issuance of shares of common stock as consideration in the merger, the Company’s historical stockholders owned approximately 77% of the combined Company’s outstanding common stock, while historical ANH stockholders owned approximately 23% of the combined Company’s outstanding common stock. Refer to Note 5 for assets acquired and liabilities assumed in the merger.

The acquisition of ANH increased the Company’s equity capitalization, supported continued growth of the Company’s platform and execution of the Company’s strategy, and provided the Company with improved scale, liquidity and capital alternatives, including additional borrowing capacity. Also, the stockholder base resulting from the acquisition of ANH enhanced the trading volume and liquidity for our stockholders. In addition, part of our strategy in acquiring ANH was to manage the liquidation and runoff of certain assets within the ANH portfolio and repay certain indebtedness on the ANH portfolio following the completion of the ANH Merger, and to redeploy the capital into opportunities in our core SBC strategies and other assets we expect will generate attractive risk-adjusted returns and long-term earnings accretion. Consistent with this strategy, at March 31, 2021, we have liquidated approximately $1.4 billion of assets within the ANH portfolio, primarily consisting of Agency RMBS, and repaid approximately $1.3 billion of indebtedness on the portfolio.

In addition, concurrently with entering into the Merger Agreement, we, the Operating Partnership and the Manager entered into the First Amendment to the Amended and Restated Management Agreement (the “Amendment”), pursuant to which, upon the closing of the ANH Merger, the Manager’s base management fee will be reduced by $1,000,000 per quarter for each of the first full four quarters following the effective time of the ANH Merger (the “Temporary Fee Reduction”). Other than the Temporary Fee Reduction set forth in the Amendment, the terms of the Management Agreement remain the same.

The Company qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with its first taxable year ended December 31, 2011. To maintain its tax status as a REIT, the Company distributes at least 90% of its taxable income in the form of distributions to shareholders.

Note 2. Basis of Presentation

The unaudited interim consolidated financial statements herein referred to as the “consolidated financial statements” as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020 and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)—as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The accompanying interim consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim period or the entire year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC.

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

Basis of consolidation

The accompanying consolidated financial statements of the Company include the accounts and results of operations of the Operating Partnership and other consolidated subsidiaries and VIEs in which we are the primary beneficiary. The consolidated financial statements are prepared in accordance with ASC 810, Consolidations. Intercompany balances and transactions have been eliminated.

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

Restricted cash

Restricted cash represents cash held by the Company as collateral against its derivatives, borrowings under repurchase agreements, borrowings under credit facilities and other financing agreements with counterparties, construction and mortgage escrows, as well as cash held for remittance on loans serviced for third parties. Restricted cash is not available for general corporate purposes but may be applied against amounts due to counterparties under existing swaps and repurchase agreement borrowings, or returned to the Company when the restriction requirements no longer exist or at the maturity of the swap or repurchase agreement.

Loans, net

Loans, net consists of loans, held-for-investment, net of allowance for credit losses, and loans, held at fair value.

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

Paycheck Protection Program loans

Paycheck Protection Program (“PPP”) loans originated in response to the COVID-19 pandemic are described in Note 20. The Company has elected the fair value option for the loans originated by the Company for the first round of the program. Interest is recognized as interest income in the consolidated statements of income when earned and deemed collectible. Changes in fair value are recurring and are reported as net unrealized gain (loss) in the consolidated statements of income, although the PPP includes a 100% guarantee from the federal government and principal forgiveness for borrowers if the funds were used for defined purposes.

The Company’s loan originations in the second round of the program are accounted for as loans, held-for-investment under ASC 310. Loan origination fees and related direct loan origination costs are capitalized into the initial recorded investment in the loan and are deferred over the loan term.

The Company uses the interest method to recognize, as a constant effective yield adjustment, the difference between the initial recorded investment in the loan and the principal amount of the loan. The calculation of the constant effective yield necessary to apply the interest method uses the payment terms required by the loan contract along with expected prepayments from loan forgiveness by the federal government.

Mortgage backed securities, at fair value

The Company accounts for MBS as trading securities and carries them at fair value under ASC 320, Investments-Debt and Equity Securities. Our MBS portfolio is comprised of asset-backed securities collateralized by interest in or obligations backed by pools of SBC loans as well as residential Agency MBS, which are guaranteed by the U.S. government, such as Ginnie Mae, or guaranteed by federally sponsored enterprises, such as Fannie Mae or Freddie Mac. Purchases and sales of MBS are recorded as of the trade date. Our MBS securities pledged as collateral against borrowings under repurchase agreements are included in mortgage backed securities, at fair value on our consolidated balance sheets.

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

Derivative instruments, at fair value

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments, currently comprised of credit default swaps (“CDSs”), interest rate swaps, TBA agency securities and interest rate lock commitments (“IRLCs”) as part of our risk management. The Company accounts for derivative instruments under ASC 815, Derivatives and Hedges. All derivatives are reported as either assets or liabilities in the consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings unless hedge accounting is elected. As of March 31, 2021, the Company has offset $3.5 million of cash collateral receivable against our gross derivative liability positions. As of March 31, 2021 December 31, 2020, the cash collateral receivable for derivatives that has not been offset against our derivative liability positions is $6.4 million and $10.5 million, respectively, and is included in restricted cash in the consolidated balance sheets.

Interest rate swap agreements. An interest rate swap is an agreement between two counterparties to exchange periodic interest payments where one party to the contract makes a fixed-rate payment in exchange for a floating-rate payment from the other party. The dollar amount each party pays is an agreed-upon periodic interest rate multiplied by some pre-determined dollar principal (notional amount). No principal (notional amount) is exchanged between the two parties at trade initiation date. Only interest payments are exchanged over the life of the contract. Interest rate swaps are classified as Level 2 in the fair value hierarchy. The fair value adjustments are reported within net unrealized gain (loss) on financial instruments, while the related interest income or interest expense, are reported within net realized gain (loss) on financial instruments in the consolidated statements of income.

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

CDS. CDSs are contracts between two parties, a protection buyer who makes fixed periodic payments, and a protection seller, who collects the premium in exchange for making the protection buyer whole in the case of default. The fair value adjustments are reported within net unrealized gain (loss) on financial instruments, while the related interest income or interest expense are reported within net realized gain (loss) on financial instruments in the consolidated statements of income. CDSs are classified as Level 2 in the fair value hierarchy.

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

Real estate, held for sale

Real estate, held for sale includes purchased real estate and real estate acquired in full or partial settlement of loan obligations, generally through foreclosure, that is being marketed for sale. Real estate, held for sale is recorded at acquisition at the property’s estimated fair value less estimated costs to sell.

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

Investment in unconsolidated joint ventures

According to ASC 323, Equity Method and Joint Ventures, investors in unincorporated entities such as partnerships and unincorporated joint ventures generally shall account for their investments using the equity method of accounting if the investor has the ability to exercise significant influence over the investee. Under the equity method, we recognize our allocable share of the earnings or losses of the investment monthly in earnings and adjust the carrying amount for our share of the distributions that exceed our allocable share of earnings.

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

Goodwill

The Company recorded goodwill in connection with the Company’s acquisition of Knight Capital and the ANH Merger. Goodwill is not amortized, but rather, is tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. Goodwill as of March 31, 2021, represents the excess of the consideration transferred over the fair value of net assets acquired in connection with the acquisition of Knight Capital and the ANH Merger.

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

Secured borrowings

Secured borrowings include borrowings under credit facilities and other financing agreements and repurchase agreements.

Borrowings under credit facilities and other financing agreements. The Company accounts for borrowings under credit facilities other financing agreements under ASC 470, Debt. The Company partially finances its loans, net through credit agreements other financing agreements with various counterparties. These borrowings are collateralized by loans, held-for-investment, and loans, held for sale, at fair value and have maturity dates within two years from the consolidated balance sheet date. If the fair value (as determined by the applicable counterparty) of the collateral securing these borrowings decreases, we may be subject to margin calls during the period the borrowings are outstanding. In instances where we do not satisfy the margin calls within the required time frame, the counterparty may retain the collateral and pursue collection of any outstanding debt amount from us. Interest paid and accrued in connection with credit facilities is recorded as interest expense in the consolidated statements of income.

Borrowings under repurchase agreements. The Company accounts for borrowings under repurchase agreements under ASC 860, Transfers and Servicing. Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Through December 31, 2020, none of our repurchase agreements have been accounted for as components of linked transactions. All securities financed through a repurchase agreement have remained on our consolidated balance sheets as an asset and cash received from the lender was recorded on our consolidated balance sheets as a liability. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense in the consolidated statements of income.

Paycheck Protection Program Liquidity Facility borrowings

The Company accounts for borrowings under the Paycheck Protection Program Liquidity Facility (“PPPLF”) borrowings under ASC 470, Debt. Borrowings under PPPLF are secured by PPP loans. Interest paid and accrued in connection with PPPLF is recorded as interest expense in the consolidated statements of income.

Securitized debt obligations of consolidated VIEs, net

Since 2011, we have engaged in several securitization transactions, which the Company accounts for under ASC 810. Securitization involves transferring assets to an SPE, or securitization trust, which typically qualifies as a VIE. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE. The consolidation of the SPE includes the issuance of senior securities to third parties, which are shown as securitized debt obligations of consolidated VIEs in the consolidated balance sheets.

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

Variable interest entities

VIEs are entities that, by design, either (i) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties; or (ii) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. The entity that is the primary beneficiary is required to consolidate the VIE. An entity is deemed to be the primary beneficiary of a VIE if the entity has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.

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

We have also elected the fair value option for loans originated in round 1 of the Paycheck Protection Program.

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

Earnings per share

We present both basic and diluted earnings per share (“EPS”) amounts in our consolidated financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from our share-based compensation, consisting of unvested restricted stock units (“RSUs”), unvested restricted stock awards (“RSAs”), performance-based equity awards, as well as “in-the-money” conversion options associated with our outstanding convertible senior notes and convertible preferred stock. Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

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

We provide for exposure in connection with uncertain tax positions, which requires significant judgment by management including determination, based on the weight of the tax law and available evidence, that it is more-likely-than-not that a tax result will be realized. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense on our consolidated statements of income. As of March 31, 2021 and December 31, 2020, we accrued no taxes, interest or penalties related to uncertain tax positions. In addition, we do not anticipate a change in this position in the next 12 months.

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

Residential mortgage banking activities

Residential mortgage banking activities reflects revenue within our residential mortgage banking business directly related to loan origination and sale activity. This primarily consists of the realized gains on sales of residential loans held for sale and loan origination fee income, Residential mortgage banking activities also consists of unrealized gains and losses associated with the changes in fair value of the loans held for sale, the fair value of retained MSR additions, and the realized and unrealized gains and losses from derivative instruments.

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
ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

Provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates.

The Company has loan, security, and debt agreements that incorporate LIBOR as a reference interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on our business or on the overall financial markets.

Issued March 2020

Generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination.

The Company has not adopted any of the optional expedients or exceptions through March 31, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions.
Guidance is optional and may be elected over time, through December 31, 2022 using a prospective application on all eligible contract modifications.
ASU 2020-6, Debt – Debt with Conversion and other Options and Derivatives and Hedging-Contracts in Entity’s Own Equity (Topic 470-20)

Addresses the complexities in accounting for certain financial instruments with a debt and equity component. The number of accounting models for convertible notes will be reduced and entities that issue convertible debt will be required to use the if-converted method for the computation of diluted “Earnings per share” under ASC 260.

The Company is currently assessing the impact this guidance will have on our consolidated financial statements.
Issued August 2020	Effective for fiscal years beginning after December 15, 2021 and may be adopted through either a modified retrospective method of transition or a fully retrospective method of transition.

Note 5. Business Combinations

ANH Merger

On March 19, 2021, the Company completed the ANH Merger. See Note 1 for more information about the ANH Merger. The consideration transferred was allocated to the assets acquired and liabilities assumed based on their respective fair values. The methodologies used and key assumptions made to estimate the fair value of the assets acquired and liabilities assumed are primarily based on future cash flows and discount rates. The following table summarizes the fair value of assets acquired and liabilities assumed from the merger:

(In Thousands)	March 19, 2021
Assets
Cash and cash equivalents	$110,545
Mortgage backed, securities, at fair value	2,010,504
Loans, held for sale, at fair value	102,798
Real estate, held for sale	26,107
Accrued interest	8,453
Other assets	38,707
Total assets acquired	$2,297,114
Liabilities
Secured borrowings	1,784,047
Corporate debt, net	36,250
Derivative instruments, at fair value	60,719
Accounts payable and other accrued liabilities	4,811
Total liabilities assumed	$1,885,827
Net assets acquired	$411,287

For acquired loan receivables, the gross contractual unpaid principal acquired is $98.3 million and we expect to collect all contractual amounts.

The aggregate consideration transferred, net assets acquired, and the related goodwill was as follows:

Total consideration transferred (in thousands, except per share data)
Fair value of net assets acquired		$411,287

ANH shares outstanding at March 19, 2021		99,374
Exchange ratio	x	0.1688
Shares issued		16,774
Market price as of March 19, 2021		$14.28
Consideration transferred based on value of common shares issued		$239,537

Cash paid per share		$0.61
Cash paid based on outstanding ANH shares		$60,626

Preferred Stock, Series B Issued		1,919,378
Market price as of March 19, 2021		$25.00
Consideration transferred based on value of Preferred Stock, Series B issued		$47,984

Preferred Stock, Series C Issued		779,743
Market price as of March 19, 2021		$25.00
Consideration transferred based on value of Preferred Stock, Series C issued		$19,494

Preferred Stock, Series D Issued		2,010,278
Market price as of March 19, 2021		$25.00
Consideration transferred based on value of Preferred Stock, Series D shares issued		$50,257

Total consideration transferred		$417,898

Goodwill		$6,611

Acquisition-related costs directly attributable to the ANH Merger, including legal, accounting, valuation, and other professional or consulting fees, totaling $6.3 million for the three months ended March 31, 2021, were expensed as incurred and are reflected separately within the consolidated statements of income.

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

As of March 31, 2021, the goodwill recorded in the ANH Merger has not been allocated to any reporting unit because the benefitting reportable segment has yet to be determined.

The following pro-forma income and earnings (unaudited) of the combined company are presented as if the merger had occurred on January 1, 2021 and January 1, 2020:

	For the three months ended	For the three months ended
(In Thousands)	March 31, 2021	March 31, 2020
Selected Financial Data
Interest income	$85,120	$105,314
Interest expense	(54,289)	(70,317)
Recovery of (provision for) loan losses	8	(39,860)
Non-interest income	91,690	19,463
Non-interest expense	(79,584)	(296,474)
Income (loss) before provision for income taxes	42,945	(281,874)
Income tax benefit (expense)	(8,681)	7,937
Net income (loss)	$34,264	$(273,937)

Non-recurring pro-forma transaction costs directly attributable to the merger were $6.3 million for the three months ended March 31, 2021, and have been deducted from the non-interest expense amount above. These costs included legal, accounting, valuation, and other professional or consulting fees directly attributable to the merger.

Note 6. Loans and allowance for credit losses

The accounting for a loan depends on management’s strategy for the loan, and on whether the loan was credit-deteriorated at the date of acquisition. The Company accounts for loans based on the following loan program categories:

●	Originated or purchased loans held-for-investment – originated transitional loans, originated conventional SBC and SBA loans, or acquired loans with no signs of credit deterioration at time of purchase
●	Loans at fair value – certain originated conventional SBC loans for which the Company has elected the fair value option
●	Loans, held-for-sale, at fair value – originated or acquired that we intend to sell in the near term
●	Paycheck Protection Program loans, held at fair value – SBA loans originated in round 1 of the PPP program for which the Company has elected the fair value option
●	Paycheck Protection Program loans, held-for-investment - SBA loans originated in round 2 of the PPP program

Loan portfolio

The following table summarizes the classification, UPB, and carrying value of loans held by the Company including loans of consolidated VIEs:

	March 31, 2021		December 31, 2020
(In Thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Originated Transitional loans	$522,747	$525,615	$530,671	$535,963
Originated SBA 7(a) loans	309,487	314,182	310,537	314,938
Acquired SBA 7(a) loans	188,462	196,983	201,066	210,115
Originated SBC loans	167,772	161,763	173,190	167,470
Acquired loans	439,936	444,742	351,381	352,546
Originated SBC loans, at fair value	13,618	13,881	13,795	14,088
Originated Residential Agency loans	3,138	3,083	3,208	3,208
Total Loans, before allowance for loan losses	$1,645,160	$1,660,249	$1,583,848	$1,598,328
Allowance for loan losses	$(33,334)	$—	$(33,224)	$—
Total Loans, net	$1,611,826	$1,660,249	$1,550,624	$1,598,328
Loans in consolidated VIEs
Originated SBC loans	$877,461	$873,517	$889,566	$885,235
Originated Transitional loans	1,352,642	1,363,543	788,403	792,432
Acquired loans	552,582	553,122	697,567	701,133
Originated SBA 7(a) loans	67,214	70,902	68,625	72,451
Acquired SBA 7(a) loans	40,253	49,795	42,154	52,456
Total Loans, in consolidated VIEs, before allowance for loan losses	$2,890,152	$2,910,879	$2,486,315	$2,503,707
Allowance for loan losses on loans in consolidated VIEs	$(12,315)	$—	$(13,508)	$—
Total Loans, net, in consolidated VIEs	$2,877,837	$2,910,879	$2,472,807	$2,503,707
Loans, held for sale, at fair value
Originated Residential Agency loans	$310,892	$305,487	$260,447	$249,852
Originated Freddie Mac loans	24,707	24,260	51,248	50,408
Originated SBC loans	23,661	23,822	17,850	17,850
Originated SBA 7(a) loans	14,571	13,261	10,232	9,436
Acquired loans	99,247	94,898	511	499
Total Loans, held for sale, at fair value	$473,078	$461,728	$340,288	$328,045
Total Loans, net and Loans, held for sale, at fair value	$4,962,741	$5,032,856	$4,363,719	$4,430,080
Paycheck Protection Program loans
Paycheck Protection Program loans, held-for-investment	$1,254,420	$1,322,188	$—	$—
Paycheck Protection Program loans, held at fair value	38,388	38,388	74,931	74,931
Total Paycheck Protection Program loans	$1,292,808	$1,360,576	$74,931	$74,931
Total Loan portfolio	$6,255,549	$6,393,432	$4,438,650	$4,505,011

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

The following tables summarize the classification, UPB and carrying value of loans by year of origination:

		Carrying Value by Year of Origination
(In Thousands)	UPB	2021	2020	2019	2018	2017	Pre 2017	Total
As of March 31, 2021
Loans(1) (2)
Originated Transitional loans	$1,889,158	$599,301	$397,349	$570,278	$277,650	$13,292	$15,294	$1,873,164
Originated SBC loans	1,035,280	—	62,606	479,979	235,716	105,628	155,608	1,039,537
Acquired loans	997,864	—	21,042	40,618	41,301	37,507	849,833	990,301
Originated SBA 7(a) loans	385,084	6,599	47,218	97,040	129,904	66,195	25,332	372,288
Acquired SBA 7(a) loans	246,778	—	129	19,485	14,315	279	190,812	225,020
Originated SBC loans, at fair value	13,881	—	—	—	—	1,597	12,021	13,618
Originated Residential Agency loans	3,083	935	659	644	702	—	198	3,138
Total Loans, before general allowance for loan losses	$4,571,128	$606,835	$529,003	$1,208,044	$699,588	$224,498	$1,249,098	$4,517,066
General allowance for loan losses								$(27,403)
Total Loans, net								$4,489,663
(1) Loan balances include specific allowance for loan losses of $18.2 million
(2) Includes Loans, net in consolidated VIEs

		Carrying Value by Year of Origination
(In Thousands)	UPB	2020	2019	2018	2017	2016	Pre 2016	Total
As of December 31, 2020
Loans(1) (2)
Originated Transitional loans	$1,328,395	$385,183	$583,593	$306,971	$23,783	$18,480	$1,064	$1,319,074
Originated SBC loans	1,052,705	66,715	486,033	237,313	110,354	43,696	112,444	1,056,555
Acquired loans	1,053,679	21,414	40,572	42,167	38,649	19,533	883,774	1,046,109
Originated SBA 7(a) loans	387,389	47,939	98,568	133,812	68,375	22,056	4,041	374,791
Acquired SBA 7(a) loans	262,571	139	19,658	14,636	283	19	204,703	239,438
Originated SBC loans, at fair value	14,088	—	—	—	1,598	6,442	5,755	13,795
Originated Residential Agency loans	3,208	1,571	645	705	—	88	199	3,208
Total Loans, before general allowance for loan losses	$4,102,035	$522,961	$1,229,069	$735,604	$243,042	$110,314	$1,211,980	$4,052,970
General allowance for loan losses								$(29,539)
Total Loans, net								$4,023,431
(1) Loan balances include specific allowance for loan losses of $17.2 million
(2) Includes Loans, net in consolidated VIEs

The following tables present delinquency information on loans, net by year of origination:

		Carrying Value by Year of Origination
(In Thousands)	UPB	2021	2020	2019	2018	2017	Pre 2017	Total
As of March 31, 2021
Loans(1) (2)
Current and less than 30 days past due	$4,351,956	$606,638	$512,632	$1,178,806	$632,881	$205,280	$1,178,466	$4,314,703
30 - 59 days past due	79,654	—	15,711	24,790	21,139	4,841	12,081	78,562
60+ days past due	139,518	197	660	4,448	45,568	14,377	58,551	123,801
Total Loans, before general allowance for loan losses	$4,571,128	$606,835	$529,003	$1,208,044	$699,588	$224,498	$1,249,098	$4,517,066
General allowance for loan losses								$(27,403)
Total Loans, net								$4,489,663
(1) Loan balances include specific allowance for loan losses of $18.2 million
(2) Includes Loans, net in consolidated VIEs

		Carrying Value by Year of Origination
(In Thousands)	UPB	2020	2019	2018	2017	2016	Pre 2016	Total
As of December 31, 2020
Loans(1) (2)
Current and less than 30 days past due	$3,904,294	$516,474	$1,221,227	$707,068	$203,331	$100,003	$1,125,100	$3,873,203
30 - 59 days past due	38,836	5,812	5,191	15,097	401	2	11,933	38,436
60+ days past due	158,905	675	2,651	13,439	39,310	10,309	74,947	141,331
Total Loans, before general allowance for loan losses	$4,102,035	$522,961	$1,229,069	$735,604	$243,042	$110,314	$1,211,980	$4,052,970
General allowance for loan losses								$(29,539)
Total Loans, net								$4,023,431
(1) Loan balances include specific allowance for loan losses of $17.2 million
(2) Includes Loans, net in consolidated VIEs

The following tables present delinquency information on loans, net:

	March 31, 2021
(In Thousands)	Current and less than 30 days past due	30-59 days past due	60+ days past due	Total Loans Carrying Value	Non-Accrual Loans	90+ days past due and Accruing
Loans(1)(2)
Originated Transitional loans	$1,794,270	$30,315	$48,579	$1,873,164	$39,574	$—
Originated SBC loans	993,570	16,953	29,014	1,039,537	38,599	—
Acquired loans	934,265	14,485	41,551	990,301	54,750	—
Originated SBA 7(a) loans	356,600	14,789	899	372,288	7,076	—
Acquired SBA 7(a) loans	221,444	2,020	1,556	225,020	8,436	—
Originated SBC loans, at fair value	13,618	—	—	13,618	—	—
Originated Residential Agency loans	936	—	2,202	3,138	2,202	—
Total Loans, before general allowance for loan losses	$4,314,703	$78,562	$123,801	$4,517,066	$150,637	$—
General allowance for loan losses				$(27,403)
Total Loans, net				$4,489,663
Percentage of loans outstanding	95.6%	1.7%	2.7%	100%	3.3%	0.0%
(1) Loan balances include specific allowance for loan losses of $18.2 million
(2) Includes Loans, net in consolidated VIEs

	December 31, 2020
(In Thousands)	Current and less than 30 days past due	30-59 days past due	60+ days past due	Total Loans Carrying Value	Non-Accrual Loans	90+ days past due and Accruing
Loans(1)(2)
Originated Transitional loans	$1,281,579	$17,713	$19,782	$1,319,074	$19,416	$—
Originated SBC loans	1,000,878	6,591	49,086	1,056,555	37,635	—
Acquired loans	978,346	7,729	60,034	1,046,109	57,020	-
Originated SBA 7(a) loans	369,416	1,741	3,634	374,791	8,668	—
Acquired SBA 7(a) loans	228,651	4,008	6,779	239,438	9,001	—
Originated SBC loans, at fair value	13,795	—	—	13,795	—	—
Originated Residential Agency loans	538	654	2,016	3,208	2,418	—
Total Loans, before general allowance for loan losses	$3,873,203	$38,436	$141,331	$4,052,970	$134,158	$—
General allowance for loan losses				$(29,539)
Total Loans, net				$4,023,431
Percentage of loans outstanding	95.6%	0.9%	3.5%	100%	3.3%	0.0%
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

The following table presents quantitative information on the credit quality of loans, net:

	Loan-to-Value (1)
(In Thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
March 31, 2021
Loans(2) (3)
Originated Transitional loans	$11,669	$11,319	$237,489	$1,359,157	$236,062	$17,468	$1,873,164
Originated SBC loans	5,248	73,432	520,800	428,041	6,136	5,880	1,039,537
Acquired loans	261,037	373,055	224,470	94,011	25,307	12,421	990,301
Originated SBA 7(a) loans	1,138	15,519	46,789	138,676	66,520	103,646	372,288
Acquired SBA 7(a) loans	6,575	33,186	79,334	55,506	27,673	22,746	225,020
Originated SBC loans, at fair value	—	8,643	—	4,975	—	—	13,618
Originated Residential Agency loans	—	—	198	577	1,985	378	3,138
Total Loans, before general allowance for loan losses	$285,667	$515,154	$1,109,080	$2,080,943	$363,683	$162,539	$4,517,066
General allowance for loan losses							$(27,403)
Total Loans, net							$4,489,663
Percentage of loans outstanding	6.3%	11.4%	24.6%	46.1%	8.1%	3.5%
December 31, 2020
Loans(2) (3)
Originated Transitional loans	$5,485	$8,269	$252,798	$891,895	$157,900	$2,727	$1,319,074
Originated SBC loans	5,372	76,899	453,381	515,023	—	5,880	1,056,555
Acquired loans	266,345	385,579	228,262	113,023	40,838	12,062	1,046,109
Originated SBA 7(a) loans	1,203	15,013	51,133	147,020	61,297	99,125	374,791
Acquired SBA 7(a) loans	7,523	39,086	89,644	54,007	28,332	20,846	239,438
Originated SBC loans, at fair value	—	7,354	—	6,441	—	—	13,795
Originated Residential Agency loans	—	—	88	1,236	1,552	332	3,208
Total Loans, before general allowance for loan losses	$285,928	$532,200	$1,075,306	$1,728,645	$289,919	$140,972	$4,052,970
General allowance for loan losses							$(29,539)
Total Loans, net							$4,023,431
Percentage of loans outstanding	7.1%	13.0%	26.5%	42.7%	7.2%	3.5%
(1) Loan-to-value is calculated as carrying amount as a percentage of current collateral value
(2) Loan balances include specific allowance for loan loss reserves
(3) Includes Loans, net in consolidated VIEs

As of March 31, 2021 and December 31, 2020, the Company’s total carrying amount of loans in the foreclosure process was $1.1 million and $2.2 million, respectively.

The following table displays the geographic concentration of the Company’s loans, net, secured by real estate:

Geographic Concentration (% of Unpaid Principal Balance)	March 31, 2021	December 31, 2020
California	19.2%	18.1%
Texas	14.3	14.2
New York	10.5	9.8
Florida	7.4	7.8
Georgia	6.3	4.9
Illinois	6.0	5.2
North Carolina	3.1	3.1
Arizona	3.1	2.8
Washington	2.7	3.1
Colorado	2.6	2.8
Other	24.8	28.2
Total	100.0%	100.0%

The following table displays the collateral type concentration of the Company’s loans, net:

Collateral Concentration (% of Unpaid Principal Balance)	March 31, 2021	December 31, 2020
Multi-family	31.4%	23.8%
Retail	15.7	17.3
SBA(1)	13.8	17.4
Office	12.8	13.1
Mixed Use	11.9	12.9
Industrial	6.7	7.1
Lodging/Residential	2.8	3.2
Other	4.9	5.2
Total	100.0%	100.0%
(1) Further detail provided on SBA collateral concentration is included in table below.

The following table displays the collateral type concentration of the Company’s SBA loans within loans, net:

Collateral Concentration (% of Unpaid Principal Balance)	March 31, 2021	December 31, 2020
Lodging	19.3%	17.2%
Offices of Physicians	12.9	12.0
Child Day Care Services	8.0	7.2
Eating Places	5.6	5.3
Gasoline Service Stations	3.9	3.4
Veterinarians	3.4	3.3
Funeral Service & Crematories	2.0	1.8
Grocery Stores	2.0	1.7
Car washes	1.6	1.4
Couriers	1.1	1.0
Other	40.2	45.7
Total	100.0%	100.0%

Allowance for credit losses

The allowance for loan losses represents the Company’s estimate of expected credit losses inherent in the Company’s held-for-investment loan portfolio. This is assessed by considering credit quality indicators, including probable and historical losses, collateral values, loan-to-value (“LTV”) ratios, and economic conditions.

The following tables present the allowance for loan losses by loan product and impairment methodology:

	March 31, 2021
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
General	$2,729	$14,848	$4,335	$627	$4,864	$27,403
Specific	5,243	2,195	2,700	3,695	4,413	18,246
Ending balance	$7,972	$17,043	$7,035	$4,322	$9,277	$45,649

	December 31, 2020
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
General	$2,640	$14,995	$5,457	$767	$5,680	$29,539
Specific	6,200	—	2,840	3,782	4,371	17,193
Ending balance	$8,840	$14,995	$8,297	$4,549	$10,051	$46,732

The following tables detail the activity of the allowance for loan losses for loans:

	Three Months Ended March 31, 2021
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
Beginning balance	$8,840	$14,995	$8,297	$4,549	$10,051	$46,732
Provision for (recoveries of) loan losses	132	2,048	(1,262)	47	(402)	563
Charge-offs and sales	(1,000)	—	—	(283)	(375)	(1,658)
Recoveries	—	—	—	9	3	12
Ending balance	$7,972	$17,043	$7,035	$4,322	$9,277	$45,649

	Three Months Ended March 31, 2020
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
Beginning balance	$304	$188	$3,054	$2,114	$1,781	$7,441
Cumulative -effect adjustment upon adoption of ASU 2016-13	2,400	1,906	1,878	3,562	1,379	11,125
Provision for (recoveries of) loan losses	7,658	22,170	5,722	12	4,242	39,804
Charge-offs and sales	—	—	(8)	(131)	(329)	(468)
Recoveries	—	—	—	65	1	66
Ending balance	$10,362	$24,264	$10,646	$5,622	$7,074	$57,968

The tables above exclude $0.4 million and $0.9 million of allowance for loan losses on unfunded lending commitments as of March 31, 2021 and December 31, 2020, respectively. Refer to Note 3 – Summary of Significant Accounting Policies for more information on our accounting policies, methodologies and judgment applied to determine the allowance for loan losses and lending commitments.

Non-accrual loans

The following table details information about the Company’s non-accrual loans:

(In Thousands)	March 31, 2021	December 31, 2020
Non-accrual loans
With an allowance	$105,141	$75,862
Without an allowance	45,496	58,296
Total recorded carrying value of non-accrual loans	$150,637	$134,158
Allowance for loan losses related to non-accrual loans	$(18,433)	$(17,367)
Unpaid principal balance of non-accrual loans	$175,570	$158,471

	March 31, 2021	March 31, 2020
Interest income on non-accrual loans for the three months ended	$615	$157

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

The following table summarizes the recorded investment of TDRs in the consolidated balance sheet by loan type.

	March 31, 2021			December 31, 2020
(In Thousands)	SBC	SBA	Total	SBC	SBA	Total
Carrying value of modified loans classified as TDRs:
On accrual status	$304	$6,661	$6,965	$307	$6,888	$7,195
On non-accrual status	8,291	9,108	17,399	7,020	11,044	18,064
Total carrying value of modified loans classified as TDRs	$8,595	$15,769	$24,364	$7,327	$17,932	$25,259
Allowance for loan losses on loans classified as TDRs	$16	$3,701	$3,717	$17	$3,323	$3,340

The following table summarizes the TDR activity and the financial effects of these modifications.

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(In Thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	1	7	8	1	7	8
Pre-modification recorded balance (a)	$1,276	$1,442	$2,718	$151	$2,767	$2,918
Post-modification recorded balance (a)	$1,276	975	$2,251	$151	$2,769	$2,920

Number of loans that remain in default as of March 31, 2021 (b)	1	—	1	1	3	4
Balance of loans that remain in default as of March 31, 2021 (b)	$1,276	$—	$1,276	$151	$160	$311

Concession granted (a):
Term extension	$—	$974	$974	$—	$1,564	$1,564
Interest rate reduction	—	—	—	—	—	—
Principal reduction	—	—	—	—	—	—
Foreclosure	1,276	—	1,276	151	152	303
Total	$1,276	$974	$2,250	$151	$1,716	$1,867
(a) Represents carrying value.

(b) Represents the March 31, 2021 carrying values of the TDRs that occurred during the three months ended March 31, 2021 and 2020 that remained in default as of March 31, 2021. Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected. For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

The Company does not believe the financial impact of the presented TDRs to be material. The other elements of the Company’s modification programs do not have a significant impact on financial results given their relative size, or do not have a direct financial impact as in the case of covenant changes.

PCD loans

The Company did not acquire any PCD loans in the three months ended March 31, 2021 and 2020.

Note 7. Fair value measurements

The Company adopted the provisions of ASC 820 Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 established a fair value hierarchy that prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is impacted by a number of factors, including the type of investment, the characteristics specific to the investment, and the state of the marketplace (including the existence and transparency of transactions between market participants). Investments with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in an orderly market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Investments measured and reported at fair value are classified and disclosed into one of the following categories based on the inputs as follows:

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

Level 3 — Significant unobservable inputs are based on the best information available in the circumstances, to the extent observable inputs are not available, including the Company’s own assumptions used in determining the fair value of financial instruments. Fair value for these investments are determined using valuation methodologies that consider a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment.

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

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of March 31, 2021:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Loans, held for sale, at fair value	$—	$473,078	$—	$473,078
Loans, net, at fair value	—	—	13,618	13,618
Paycheck Protection Program loans	—	—	38,388	38,388
Mortgage backed securities, at fair value	—	677,315	5,633	682,948
Derivative instruments, at fair value	—	805	11,724	12,529
Residential mortgage servicing rights, at fair value	—	—	98,542	98,542
Total assets	$—	$1,151,198	$167,905	$1,319,103

Liabilities:
Derivative instruments, at fair value	$—	$4,403	$—	$4,403
Total liabilities	$—	$4,403	$—	$4,403

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2020:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Loans, held for sale, at fair value	$—	$340,288	$—	$340,288
Loans, net, at fair value	—	—	13,795	13,795
Paycheck Protection Program loans	—	—	74,931	74,931
Mortgage backed securities, at fair value	—	62,880	25,131	88,011
Derivative instruments, at fair value	—	—	16,363	16,363
Residential mortgage servicing rights, at fair value	—	—	76,840	76,840
Total assets	$—	$403,168	$207,060	$610,228

Liabilities:
Derivative instruments, at fair value	$—	$11,604	$—	$11,604
Total liabilities	$—	$11,604	$—	$11,604

The following tables present a summary of changes in our Level 3 assets and liabilities:

	Three Months Ended March 31, 2021
(In Thousands)	MBS	Derivatives	Loans, net, at fair value	Paycheck Protection Program loans	Residential MSRs, at fair value	Total
Beginning Balance	$25,131	$16,363	$13,795	$74,931	$76,840	$207,060
Originations	—	—	—	3,866	—	3,866
Accreted discount, net	58	—	—	—	—	58
Additions due to loans sold, servicing retained	—	—	—	—	12,048	12,048
Sales / Principal payments	(92)	—	(201)	(40,409)	(5,700)	(46,402)
Realized gains, net	—	—	(5)	—	—	(5)
Unrealized gains (losses), net	1,069	(4,639)	29	—	15,354	11,813
Transfer to (from) Level 3	(20,533)	—	—	—	—	(20,533)
Ending Balance	$5,633	$11,724	$13,618	$38,388	$98,542	$167,905

Unrealized gains (losses), net on assets/liabilities held at the end of the period	$(319)	$11,724	$(263)	$—	$(31,855)	$(20,713)

	Three Months Ended March 31, 2020
(In Thousands)	MBS	Derivatives	Loans, net, at fair value	Residential MSRs, at fair value	Total
Beginning Balance	$460	$2,814	$20,212	$91,174	$114,660
Additions due to loans sold, servicing retained	—	—	—	7,147	7,147
Sales / Principal payments	(2)	—	(8)	(3,253)	(3,263)
Unrealized gains (losses), net	(40)	14,436	(391)	(16,437)	(2,432)
Transfer to (from) Level 3	(315)	—	—	—	(315)
Ending Balance	$103	$17,250	$19,813	$78,631	$115,797

Unrealized gains (losses), net on assets or liabilities held at the end of the period	$(1)	$17,250	$255	$(26,392)	$(8,888)

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

Valuation process for fair value measurements

The Company establishes valuation processes and procedures designed so that fair value measurements are appropriate and reliable, that they are based on observable inputs where possible, and that valuation approaches are consistently applied and the assumptions and inputs are reasonable. The Company has also established processes to provide that the valuation methodologies, techniques and approaches for financial instruments that are categorized within Level 3 of the fair value hierarchy are fair, consistent and verifiable. The Company’s processes provide a framework that ensures the oversight of the Company’s fair value methodologies, techniques, validation procedures, and results.

The Company designates a valuation committee (the “Committee”) to oversee the entire valuation process of the Company’s Level 3 financial instruments. The Committee is comprised of various personnel who are responsible for developing the Company’s written valuation policies, processes and procedures, conducting periodic reviews of the valuation policies, and performing validation procedures on the overall fairness and consistent application of the valuation policies and processes and that the assumptions and inputs used in valuation are reasonable. The validation procedures overseen by the Committee are also intended to provide that the values received from external third-party pricing sources are consistent with the Company’s Valuation Policy and are carried at fair value. To the extent that there is no exchange pricing, vendor marks or broker quotes readily available, the Company may use an internal valuation model or other valuation methodology that may be based on unobservable market inputs to fair value the investment.

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

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level 3 of the fair value hierarchy as of March 31, 2021, using third party information without adjustment:

(In Thousands, except price)	Fair Value	Predominant Valuation Technique (a)	Type	Range	Weighted Average
Residential mortgage servicing rights, at fair value	$98,542	Income Approach	Discounted cash flow	N/A	N/A
Derivative instruments, at fair value	$11,724	Market Approach	Origination pull-through rate | Servicing Fee Multiple | Percentage of unpaid principal balance	65.0 - 100% | 0.5 - 5.0% | 0.1 to 2.9%	86.5% | 3.9% | 1.2%
(a)	Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class.

Included within Level 3 assets of $167.9 million is $57.7 million of quoted or transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value (for example, when we utilize prices from prior transactions or third-party pricing information without adjustments). Refer to Note 9 for more information on Residential mortgage servicing rights unobservable inputs.

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level 3 of the fair value hierarchy as of December 31, 2020 using third-party information without adjustment:

(In Thousands, except price)	Fair Value	Predominant Valuation Technique (a)	Type	Range	Weighted Average
Residential mortgage servicing rights, at fair value	$76,840	Income Approach	Discounted cash flow	N/A	N/A
Derivative instruments, at fair value	$16,363	Market Approach	Origination pull-through rate | Servicing Fee Multiple | Percentage of unpaid principal balance	47.6 - 100% | 0.5 - 12.8% | 0.1 to 2.9%	84.1% | 3.6% | 1.1%
(a)	Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class.

Included within Level 3 assets of $207.1 million is $113.9 million of quoted or transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value (for example, when we utilize prices from prior transactions or third-party pricing information without adjustments). Refer to Note 9 - Servicing Rights for more information on Residential mortgage servicing rights unobservable inputs.

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

Financial instruments not carried at fair value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value in the consolidated balance sheets and are classified as Level 3:

	March 31, 2021		December 31, 2020
(In Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Loans, net	$4,476,045	$4,581,610	$4,009,636	$4,103,200
Paycheck Protection Program loans	1,254,420	1,322,188	—	—
Purchased future receivables, net	13,240	13,240	17,308	17,308
Servicing rights	40,399	50,365	37,823	47,567
Total assets	$5,784,104	$5,967,403	$4,064,767	$4,168,075
Liabilities:
Secured borrowings	$2,064,785	$2,064,785	$1,294,243	$1,294,243
Paycheck Protection Program Liquidity Facility borrowings	1,132,536	1,132,536	76,276	76,276
Securitized debt obligations of consolidated VIEs, net	2,211,923	2,145,650	1,905,749	1,907,541
Senior secured note, net	179,744	185,277	179,659	188,114
Guaranteed loan financing	386,036	412,644	401,705	426,348
Convertible notes, net	112,405	66,544	112,129	68,186
Corporate debt, net	333,317	351,865	150,989	151,209
Total liabilities	$6,420,746	$6,359,301	$4,120,750	$4,111,917

Other assets of $32.6 million at March 31, 2021, and $23.8 million at December 31, 2020, are not carried at fair value and include due from servicers and accrued interest, which are reflected in Note 19. Receivable from third parties of $11.1 million at March 31, 2021, and $1.2 million at December 31, 2020, are not carried at fair value. For these instruments, carrying value approximates fair value and are classified as Level 3. Accounts payable and other accrued liabilities of $24.0 million at March 31, 2021, and $23.8 million at December 31, 2020, are not carried at fair value and include payable to related parties and accrued interest payable which are included in Note 19. For these instruments, carrying value approximates fair value and are classified as Level 3.

Note 8. Mortgage backed securities

The following table presents certain information about the Company’s MBS portfolio, which are classified as trading securities and carried at fair value.

		Weighted
	Weighted	Average				Gross	Gross
	Average	Interest	Principal	Amortized		Unrealized	Unrealized
(In Thousands)	Maturity (a)	Rate (a)	Balance	Cost	Fair Value	Gains	Losses
March 31, 2021
Freddie Mac Loans	02/2037	3.8%	$131,326	$51,390	$54,693	$3,433	$(130)
Commercial Loans	11/2050	4.6	72,985	39,162	34,062	333	(5,433)
Residential	10/2042	3.5	637,395	594,193	594,193	—	—
Total Mortgage backed securities, at fair value	08/2042	3.6%	$841,706	$684,745	$682,948	$3,766	$(5,563)
December 31, 2020
Freddie Mac Loans	01/2037	3.7%	$139,408	$52,320	$53,509	$1,880	$(691)
Commercial Loans	11/2050	4.5	73,074	39,224	34,411	226	(5,039)
Tax Liens	09/2026	6.0	92	92	91	—	(1)
Total Mortgage backed securities, at fair value	10/2041	4.1%	$212,574	$91,636	$88,011	$2,106	$(5,731)
(a)	Weighted based on current principal balance

The following table presents certain information about the maturity of the Company’s MBS portfolio.

	Weighted Average	Principal	Amortized
(In Thousands)	Interest Rate (a)	Balance	Cost	Fair Value
March 31, 2021
After five years through ten years	2.9%	$8,500	$8,500	$8,500
After ten years	3.4	833,206	676,245	674,448
Total Mortgage backed securities, at fair value	3.6%	$841,706	$684,745	$682,948
December 31, 2020
After five years through ten years	6.0%	$92	$92	$91
After ten years	2.8	212,482	91,544	87,920
Total Mortgage backed securities, at fair value	4.1%	$212,574	$91,636	$88,011

(a)	Weighted based on current principal balance

Note 9. Servicing rights

The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The Company’s servicing fees are specified by pooling and servicing agreements.

The following table presents information about the Company’s portfolios of servicing rights:

	Three Months Ended March 31,
(In Thousands)	2021	2020
SBA servicing rights, at amortized cost
Beginning net carrying amount	$18,764	$17,660
Additions due to loans sold, servicing retained	959	961
Acquisitions	—
Amortization	(1,047)	(873)
Impairment	(34)	(212)
Ending net carrying value of SBA servicing rights	$18,642	$17,536
Freddie Mac multi-family servicing rights, at amortized cost
Beginning net carrying amount	$19,059	$13,135
Additions due to loans sold, servicing retained	3,559	1,449
Amortization	(861)	(640)
Ending net carrying value of Freddie Mac multi-family servicing rights	$21,757	$13,944
Total servicing rights, at amortized cost	$40,399	$31,480
Residential mortgage servicing rights, at fair value
Beginning net carrying amount	$76,840	$91,174
Additions due to loans sold, servicing retained	12,048	7,147
Loan pay-offs	(5,700)	(3,253)
Unrealized losses	15,354	(16,437)
Ending fair value of Residential mortgage servicing rights	$98,542	$78,631
Total servicing rights	$138,941	$110,111

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

The following table presents additional information about the Company’s SBA and Freddie Mac multi-family servicing rights:

	As of March 31, 2021		As of December 31, 2020
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Carrying Value	Amount	Carrying Value
SBA	$656,216	$18,642	$643,135	$18,764
Freddie Mac multi-family	1,647,443	21,757	1,501,998	19,059
Total	$2,303,659	$40,399	$2,145,133	$37,823

The significant assumptions used in the estimated valuation of the Company’s SBA and Freddie Mac multi-family servicing rights carried at amortized cost include:

	March 31, 2021				December 31, 2020
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA servicing rights (at amortized cost)
Forward prepayment rate	6.7	-	20.9%	8.4%	6.7	-	20.8%	8.5%
Forward default rate	0.0	-	10.4%	8.3%	0.0	-	10.5%	8.2%
Discount rate	4.5	-	4.5%	4.5%	4.5	-	4.5%	4.5%
Servicing expense	0.4	-	0.4%	0.4%	0.4	-	0.4%	0.4%

Freddie Mac multi-family servicing rights (at amortized cost)
Forward prepayment rate	0.1	-	5.1%	2.4%	0.1	-	5.1%	2.4%
Forward default rate	0.0	-	0.4%	0.3%	0.0	-	0.4%	0.3%
Discount rate	6.0	-	6.0%	6.0%	6.0	-	6.0%	6.0%
Servicing expense	0.2	-	0.3%	0.2%	0.2	-	0.3%	0.2%

Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the carrying amount of the Company’s SBA and Freddie Mac multi-family servicing rights.

(In Thousands)	March 31, 2021	December 31, 2020
SBA servicing rights (at amortized cost)
Forward prepayment rate
Impact of 10% adverse change	$(730)	$(729)
Impact of 20% adverse change	$(1,421)	$(1,420)
Default rate
Impact of 10% adverse change	$(154)	$(150)
Impact of 20% adverse change	$(305)	$(298)
Discount rate
Impact of 10% adverse change	$(401)	$(395)
Impact of 20% adverse change	$(789)	$(777)
Freddie Mac multi-family servicing rights (at amortized cost)
Forward prepayment rate
Impact of 10% adverse change	$(188)	$(163)
Impact of 20% adverse change	$(373)	$(324)
Default rate
Impact of 10% adverse change	$(7)	$(6)
Impact of 20% adverse change	$(14)	$(13)
Discount rate
Impact of 10% adverse change	$(761)	$(678)
Impact of 20% adverse change	$(1,487)	$(1,324)

The estimated future amortization expense for the servicing rights is expected to be as follows:

(In Thousands)	March 31, 2021
2021	$5,672
2022	6,760
2023	5,944
2024	5,228
2025	4,596
Thereafter	12,199
Total	$40,399

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

The following table presents additional information about the Company’s residential mortgage servicing rights carried at fair value:

	As of March 31, 2021		As of December 31, 2020
(In Thousands)	Unpaid Principal Amount	Fair Value	Unpaid Principal Amount	Fair Value
Fannie Mae	$3,787,761	$35,390	$3,700,450	$27,632
Ginnie Mae	2,802,997	30,340	2,757,124	25,899
Freddie Mac	3,357,437	32,812	3,071,312	23,309
Total	$9,948,195	$98,542	$9,528,886	$76,840

The significant assumptions used in the valuation of the Company’s residential mortgage servicing rights carried at fair value include:

	March 31, 2021				December 31, 2020
	Range of input values			Weighted Average	Range of input values			Weighted Average
Residential mortgage servicing rights (at fair value)
Forward prepayment rate	10.5	-	28.8%	11.2%	12.6	-	31.4%	14.3%
Discount rate	9.0	-	11.6%	9.8%	9.1	-	11.7%	9.8%
Servicing expense	$70	-	$85	$74	$70	-	$85	$74

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the fair value of the Company’s residential mortgage servicing rights.

(In Thousands)	March 31, 2021	December 31, 2020
Residential mortgage servicing rights (at fair value)
Prepayment rate
Impact of 10% adverse change	$(4,958)	$(5,049)
Impact of 20% adverse change	$(9,568)	$(9,701)
Discount rate
Impact of 10% adverse change	$(3,623)	$(2,601)
Impact of 20% adverse change	$(6,992)	$(5,028)
Cost of servicing
Impact of 10% adverse change	$(1,785)	$(1,469)
Impact of 20% adverse change	$(3,571)	$(2,938)

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

	Three Months Ended March 31,
(In Thousands)	2021	2020
Realized and unrealized gain (loss) of residential mortgage loans held for sale, at fair value	$29,560	$25,166
Creation of new mortgage servicing rights, net of payoffs	6,348	3,894
Loan origination fee income on residential mortgage loans	6,232	3,303
Unrealized gain (loss) on IRLCs and other derivatives	(731)	4,306
Residential mortgage banking activities	$41,409	$36,669

Variable expenses on residential mortgage banking activities	$(15,485)	$(20,129)

Note 11. Secured borrowings

The following tables present certain characteristics of our secured borrowings:

							Carrying Value at
Lender	Asset Class	Current Maturity	Pricing	Facility Size		Pledged Assets Carrying Value	March 31, 2021	December 31, 2020
JPMorgan	Acquired loans, SBA loans	June 2021	1M L + 2.25% to 2.875%	$200,000		$56,867	$41,822	$36,604
Keybank	Freddie Mac loans	February 2022	SOFR + 1.41%	100,000		24,707	24,260	50,408
East West Bank	SBA loans	October 2022	Prime - 0.821% to + 0.29%	50,000		45,717	39,623	40,542
Credit Suisse	Acquired loans (non USD)	December 2021	Euribor + 2.50% to 3.00%	234,470	(a)	56,895	35,372	36,840
Comerica Bank	Residential loans	June 2021	1M L + 1.75%	125,000		83,075	78,687	78,312
TBK Bank	Residential loans	October 2021	Variable Pricing	150,000		141,092	139,426	123,951
Origin Bank	Residential loans	June 2021	Variable Pricing	60,000		35,251	33,899	27,450
Associated Bank	Residential loans	November 2021	1M L + 1.50%	60,000		49,863	47,670	15,556
East West Bank	Residential MSRs	September 2023	1M L + 2.50%	50,000		68,202	49,400	34,400
Credit Suisse	Purchased future receivables	June 2021	1M L + 4.50%	150,000		13,240	1,000	—
Bank of the Sierra	Real estate	August 2050	3.25% to 3.45%	22,750		32,948	22,499	22,611
PPP Participant	PPP loans	June 2021	Sold 99.61% / Buyback Par	600,000		221,940	230,483	—
Total borrowings under credit facilities and other financing agreements (b)				$1,802,220		$829,797	$744,141	$466,674
Citibank	Fixed rate, Transitional, Acquired loans	October 2021	1M L + 2.50% to 3.25%	$500,000		$247,895	$152,097	$210,735
Deutsche Bank	Fixed rate, Transitional loans	November 2021	3M L + 2.00% to 2.40%	350,000		96,830	88,831	190,567
JPMorgan	Transitional loans	November 2022	1M L + 2.25% to 4.00%	650,000		414,099	282,974	247,616
Performance Trust	Acquired loans	March 2024	1M T + 2.00%	113,000		105,627	93,532	—
Credit Suisse	Acquired loans	July 2021	L + 2.25%	100,000		98,751	81,485	—
JPMorgan	MBS	June 2021	1.39% to 2.33%	62,300		99,088	62,300	65,407
Deutsche Bank	MBS	April 2021	2.47%	13,227		20,083	13,227	16,354
Citibank	MBS	April 2021	2.72%	46,847		85,593	46,847	58,076
RBC	MBS	April 2021	2.39% to 2.59%	39,053		60,495	39,053	38,814
CSFB	MBS	April 2021	2.45%	4,078		6,549	4,078	—
Various	MBS	April 2021	Variable Pricing	106,737		183,588	106,737	—
Various	Agency MBS	May 2021	Variable Pricing	349,483		387,388	349,483	—
Total borrowings under repurchase agreements (c)				$2,334,725		$1,805,986	$1,320,644	$827,569
Total secured borrowings				$4,136,945		$2,635,783	$2,064,785	$1,294,243
(a) The current facility size is €200.0 million, but has been converted into USD for purposes of this disclosure.
(b) The weighted average interest rate of borrowings under credit facilities was 2.0% and 2.8% as of March 31, 2021 and December 31, 2020, respectively.
(c) The weighted average interest rate of borrowings under repurchase agreements was 2.1% and 3.3% as of March 31, 2021 and December 31, 2020, respectively

The following table presents the carrying value of the Company’s collateral pledged with respect to secured borrowings outstanding with our lenders:

	Pledged Assets Carrying Value at
(In Thousands)	March 31, 2021	December 31, 2020
Collateral pledged - borrowings under credit facilities and other financing agreements
Loans, held for sale, at fair value	$192,492	$313,844
Loans, net	159,883	159,482
Loans, held at fair value	141,092	73,799
Mortgage servicing rights	68,202	50,941
Paycheck Protection Program loans	221,940	—
Purchased future receivables	13,240	—
Real estate, held for sale	32,948	32,948
Total	$829,797	$631,014
Collateral pledged - borrowings under repurchase agreements
Loans, net	$835,211	$815,603
Mortgage backed securities	742,299	72,179
Retained interest in assets of consolidated VIEs	100,485	226,773
Loans, held for sale, at fair value	122,413	17,850
Loans, held at fair value	3,071	3,071
Real estate acquired in settlement of loans	2,507	829
Total	$1,805,986	$1,136,305
Total collateral pledged on secured borrowings	$2,635,783	$1,767,319

The agreements governing the Company’s secured borrowings require the Company to maintain certain financial and debt covenants. The Company was in compliance with all debt and financial covenants as of March 31, 2021 and December 31, 2020.

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

As of March 31, 2021, we were in compliance with all covenants with respect to the Senior Secured Notes.

Convertible notes, net

On August 9, 2017, the Company closed an underwritten public sale of $115.0 million aggregate principal amount of its 7.00% convertible senior notes due 2023 (the “Convertible Notes”). The Convertible Notes will mature on August 15, 2023, unless earlier repurchased, redeemed or converted. During certain periods and subject to certain conditions, the Convertible Notes will be convertible by holders into shares of the Company's common stock. As of March 31, 2021, the conversion rate was 1.5994 shares of common stock per $25 principal amount of the Convertible Notes, which is equals a conversion price of approximately $15.63 per share of the Company’s common stock. Upon conversion, holders will receive, at the Company's discretion, cash, shares of the Company's common stock or a combination thereof.

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

As of March 31, 2021, we were in compliance with all covenants with respect to the Convertible Notes.

Corporate debt, net

On April 27, 2018, the Company completed the public offer and sale of $50,000,000 aggregate principal amount of its 6.50% Senior Notes due 2021 (the “2021 Notes”). The Company issued the 2021 Notes under a base indenture, dated August 9, 2017, (the “base indenture”) as supplemented by the second supplemental indenture, dated as of April 27, 2018, between the Company and U.S. Bank National Association, as trustee. The 2021 Notes bear interest at a rate of 6.50% per annum, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018. The 2021 Notes will mature on April 30, 2021, unless earlier redeemed or repurchased.

On March 26, 2021, the Company redeemed all of the outstanding 2021 Notes, at a redemption price equal to 100% of the principal amount of the 2021 Notes plus accrued and unpaid interest, for cash.

On July 22, 2019, the Company completed the public offer and sale of $57.5 million aggregate principal amount of its 6.20% Senior Notes due 2026 (the “6.20% 2026 Notes”), which includes $7.5 million aggregate principal amount of the 6.20% 2026 Notes relating to the full exercise of the underwriters’ over-allotment option. The net proceeds from the sale of the 6.20% 2026 Notes were approximately $55.3 million, after deducting underwriters’ discount and estimated offering expenses. The Company contributed the net proceeds to Sutherland Partners, L.P. (the “Operating Partnership”), the operating partnership subsidiary, in exchange for the issuance by the Operating Partnership of a senior note with terms that are substantially equivalent to the terms of the 6.20% 2026 Notes.

The 6.20% 2026 Notes bear interest at a rate of 6.20% per annum, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, beginning on October 30, 2019. The 6.20% 2026 Notes will mature on July 30, 2026, unless earlier repurchased or redeemed.

The Company may redeem for cash all or any portion of the 6.20% 2026 Notes, at its option, on or after July 30, 2022 and before July 30, 2025 at a redemption price equal to 101% of the principal amount of the 6.20% 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. On or after July 30, 2025, the Company may redeem for cash all or any portion of the 6.20% 2026 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 6.20% 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company undergoes a change of control repurchase event, holders may require it to purchase the 6.20% 2026 Notes, in whole or in part, for cash at a repurchase price equal to 101% of the aggregate principal amount of the 6.20% 2026 Notes to be purchased, plus accrued and unpaid interest.

The 6.20% 2026 Notes are the Company’s senior obligations and will not be guaranteed by any of its subsidiaries, except to the extent described in the Indenture upon the occurrence of certain events. The 6.20% 2026 Notes rank equal in right of payment to any of the Company’s existing and future unsecured and unsubordinated indebtedness; effectively junior in right of payment to any of its existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness, other liabilities (including trade payables) and (to the extent not held by the Company) preferred stock, if any, of its subsidiaries.

On December 2, 2019, the Company completed an additional public offering and sale of $45.0 million aggregate principal amount of the 6.20% 2026 Notes. The new notes have the same terms (expect with respect to issue date, issue price and the date from which interest will accrue), and are fully fungible with and are treated as a single series of debt securities as the 6.20% 2026 notes the Company issued on July 22, 2019.

On February 10, 2021, the Company completed the public offer and sale of $201.3 million aggregate principal amount of its 5.75% Senior Notes due 2026 (the “5.75% 2026 Notes”), which includes $26.3 million aggregate principal amount of 5.75% 2026 Notes relating to the full exercise of the underwriters’ over-allotment option. The net proceeds from the sale of 5.75% Senior Notes were approximately $195.2 million, after deducting underwriters’ discount and estimated offering expenses. The Company contributed the net proceeds to the Operating Partnership in exchange for the issuance by the Operating Partnership of a senior note with terms that are substantially equivalent to the terms of the 5.75% 2026 Notes.

The 5.75% 2026 Notes bear interest at a rate of 5.75% per annum, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, beginning on April 30, 2021. The 5.75% 2026 Notes will mature on February 15, 2026, unless earlier repurchased or redeemed.

The 5.75% 2026 Notes are the Company’s senior unsecured obligations and will not be guaranteed by any of its subsidiaries, except to the extent described in the Indenture upon the occurrence of certain events. The 5.75% 2026 Notes rank equal in right of payment to any of the Company’s existing and future unsecured and unsubordinated indebtedness; effectively junior in right of payment to any of its existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness, other liabilities (including trade payables) and (to the extent not held by the Company) preferred stock, if any, of its subsidiaries.

As of March 31, 2021, we were in compliance with all covenants with respect to the corporate debt.

Junior subordinated notes On March 19, 2021, the Company completed the ANH Merger which included the Company assuming the outstanding junior subordinated notes (“Junior subordinated notes”) issued of ANH. On March 15, 2005 ANH issued $37,380,000 of junior subordinated notes to a newly formed statutory trust, Anworth Capital Trust I, organized by ANH under Delaware law. The trust issued $36,250,000 in trust preferred securities, of which $15,000,000 were for I-

A notes and $21,250,000 for I-B notes, to unrelated third party investors. Both the junior subordinated notes and the trust preferred securities require quarterly payments and bear interest at the prevailing three-month LIBOR rate plus 3.10%, reset quarterly. Both the junior subordinated notes and the trust preferred securities will mature in 2035 and are currently redeemable, at our option, in whole or in part, without penalty. ANH used the net proceeds of this issuance to invest in Agency MBS. In accordance with ASC 810-10, Anworth Capital Trust I does not meet the requirements for consolidation.

The following table presents the components of the Senior Secured Notes, Convertible Notes, and corporate debt including the carrying value for the aggregate contractual maturities:

(in thousands, except rates)	Coupon Rate	Maturity Date	March 31, 2021
Senior secured notes principal amount(1)	7.50%	2/15/2022	$180,000
Unamortized premium - Senior secured notes			695
Unamortized deferred financing costs - Senior secured notes			(951)
Total Senior secured notes, net			$179,744
Convertible notes principal amount (2)	7.00%	8/15/2023	115,000
Unamortized discount - Convertible notes (3)			(958)
Unamortized deferred financing costs - Convertible notes			(1,637)
Total Convertible notes, net			$112,405
Corporate debt principal amount(4)	6.20%	7/30/2026	104,250
Corporate debt principal amount(5)	5.75%	2/15/2026	201,250
Unamortized discount - corporate debt			(4,966)
Unamortized deferred financing costs - corporate debt			(3,467)
Junior subordinated notes principal amount(6)	3M + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(7)	3M + 3.10%	4/30/2035	21,250
Total corporate debt, net			$333,317
Total carrying amount of debt components			$625,466
Total carrying amount of conversion option of equity components recorded in equity			$958
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
(4) Interest on the corporate debt is payable January 30, April 30, July 30, and October 30 of each year, beginning on October 30, 2019.
(5) Interest on the corporate debt is payable January 30, April 30, July 30, and October 30 of each year, beginning on April 30, 2021.
(6) Interest on the Junior subordinated notes I-A payable March 30, June 30, September 30, and December 30 of each year.
(7) Interest on the Junior subordinated notes I-B payable January 30, April 30, July 30, and October 30 of each year.

The following table presents the contractual maturities of Senior Secured Notes, Convertible Notes, and corporate debt:

(In Thousands)	March 31, 2021
2021	$—
2022	180,000
2023	115,000
2024	—
2025	—
Thereafter	341,750
Total contractual amounts	$636,750
Unamortized deferred financing costs, discounts, and premiums, net	(11,284)
Total carrying amount of debt components	$625,466

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

The following table presents guaranteed loan financing and the related interest rates and maturity dates:

	Weighted Average	Range of	Range of
(In Thousands)	Interest Rate	Interest Rates	Maturities (Years)	Ending Balance
March 31, 2021	3.78%	0.99 - 6.50%	2021 - 2044	$386,036
December 31, 2020	3.76%	0.99 - 6.50%	2021 - 2044	$401,705

The following table summarizes contractual maturities of total guaranteed loan financing outstanding:

(In Thousands)	March 31, 2021
2021	212
2022	1,257
2023	1,998
2024	3,242
2025	3,410
Thereafter	375,917
Total	$386,036

Our guaranteed loan financings are secured by loans of $387.2 million and $403.0 million as of March 31, 2021 and December 31, 2020, respectively.

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

The consolidation of the securitization transactions includes the senior securities issued to third parties which are shown as securitized debt obligations of consolidated VIEs in the consolidated balance sheets. The following table presents additional information on the Company’s securitized debt obligations:

	March 31, 2021			December 31, 2020
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(In Thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
Waterfall Victoria Mortgage Trust 2011-SBC2	$2,869	$2,869	5.5%	$4,055	$4,055	5.5%
ReadyCap Lending Small Business Trust 2019-2	103,030	97,078	2.6	103,030	101,468	3.1
Sutherland Commercial Mortgage Trust 2017-SBC6	24,747	24,334	3.7	27,035	26,555	3.6
Sutherland Commercial Mortgage Trust 2018-SBC7	—	—	—	79,302	78,168	4.7
Sutherland Commercial Mortgage Trust 2019-SBC8	170,678	168,180	2.9	178,911	176,307	2.9
Sutherland Commercial Mortgage Trust 2020-SBC9	124,621	122,129	3.9	131,729	129,014	3.8
ReadyCap Commercial Mortgage Trust 2014-1	10,703	10,681	5.7	10,880	10,858	5.8
ReadyCap Commercial Mortgage Trust 2015-2	35,894	33,864	5.1	45,075	35,183	4.8
ReadyCap Commercial Mortgage Trust 2016-3	26,083	25,068	4.8	26,371	25,286	4.7
ReadyCap Commercial Mortgage Trust 2018-4	89,739	86,702	4.1	94,273	91,098	4.0
ReadyCap Commercial Mortgage Trust 2019-5	225,934	217,636	4.2	229,232	220,605	4.2
ReadyCap Commercial Mortgage Trust 2019-6	348,901	342,606	3.2	359,266	348,773	3.2
Ready Capital Mortgage Financing 2018-FL2	—	—	—	48,979	48,975	2.4
Ready Capital Mortgage Financing 2019-FL3	202,993	202,043	1.5	229,440	227,950	2.0
Ready Capital Mortgage Financing 2020-FL4	324,215	319,075	3.0	324,219	318,385	3.1
Ready Capital Mortgage Financing 2021-FL5	461,432	503,583	1.5	—	—	—
Total (1)	$2,151,839	$2,155,848	2.9%	$1,891,797	$1,842,680	3.3%

(1) Excludes non-company sponsored securitized debt obligations of $56.1 million and $63.1 million that are consolidated in the consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.

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

Assets and liabilities of consolidated VIEs

The following table presents securitized assets and liabilities of VIEs consolidated on our consolidated balance sheets:

(In Thousands)	March 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$14	$20
Restricted cash	631	13,790
Loans, net	2,877,837	2,472,807
Real estate, held for sale	2,778	4,456
Other assets	17,467	27,670
Total assets	$2,898,727	$2,518,743
Liabilities:
Securitized debt obligations of consolidated VIEs, net	2,211,923	1,905,749
Total liabilities	$2,211,923	$1,905,749

Assets of unconsolidated VIEs

The following table reflects our variable interests in identified VIEs, of which we are not the primary beneficiary:

	Carrying Amount		Maximum Exposure to Loss (1)
(In Thousands)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Mortgage backed securities, at fair value(2)	$82,158	$80,690	$82,158	$80,690
Investment in unconsolidated joint ventures	26,298	28,290	26,298	28,290
Total assets in unconsolidated VIEs	$108,456	$108,980	$108,456	$108,980
(1) Maximum exposure to loss is limited to the greater of the fair value or carrying value of the assets as of the consolidated balance sheet date.
(2) Retained interest in Freddie Mac and other third party sponsored securitizations.

Note 15. Interest income and interest expense

Interest income expense are recorded in the consolidated statements of income and classified based on the nature of the underlying asset or liability. The following table presents the components of interest income and expense:

	Three Months Ended March 31,
(In Thousands)	2021	2020
Interest income
Loans
Originated transitional loans	$25,560	$22,219
Originated SBC loans	12,441	15,998
Acquired loans	13,810	15,411
Acquired SBA 7(a) loans	4,926	6,202
Originated SBA 7(a) loans	3,614	6,269
Originated SBC loans, at fair value	229	317
Originated residential agency loans	37	20
Total loans (1)	$60,617	$66,436
Held for sale, at fair value, loans
Originated residential agency loans	$2,121	$1,297
Originated Freddie loans	607	271
Acquired loans	2	68
Total loans, held for sale, at fair value (1)	$2,730	$1,636
Paycheck Protection Program loans
Paycheck Protection Program loans	$6,721	$—
Paycheck Protection Program loans, at fair value	171	—
Total Paycheck Protection Program loans	$6,892	$—
Mortgage backed securities, at fair value	$3,132	$1,479
Total interest income	$73,371	$69,551
Interest expense
Secured borrowings	$(17,574)	$(12,758)
Paycheck Protection Program Liquidity Facility borrowings	(334)	—
Securitized debt obligations of consolidated VIEs	(19,093)	(19,529)
Guaranteed loan financing	(3,651)	(6,243)
Senior secured note	(3,459)	(3,472)
Convertible note	(2,188)	(2,188)
Corporate debt	(4,462)	(2,740)
Total interest expense	$(50,761)	$(46,930)
Net interest income before provision for loan losses	$22,610	$22,621
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

The following table summarizes our derivatives, by type:

		As of March 31, 2021			As of December 31, 2020
			Asset	Liability		Asset	Liability
		Notional	Derivatives	Derivatives	Notional	Derivatives	Derivatives
(In Thousands)	Primary Underlying Risk	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Interest rate lock commitments	Interest rate risk	$581,383	$11,724	$—	$614,358	$16,363	$—
Interest Rate Swaps - not designated as hedges	Interest rate risk	429,181	—	(784)	160,801	—	(952)
Interest Rate Swaps - designated as hedges	Interest rate risk	132,325	—	(3,391)	132,325	—	(5,701)
TBA Agency Securities	Interest rate risk	592,000	—	(97)	565,000	—	(4,004)
Credit Default Swaps	Credit risk	189,525		(131)	15,000	—	(174)
FX forwards	Foreign exchange rate risk	25,554	805	—	3,866	—	(773)
Total		$1,949,968	$12,529	$(4,403)	$1,491,350	$16,363	$(11,604)

The following tables summarize the gains and losses on the Company’s derivatives:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
		Net Change in		Net Change in
	Net Realized	Unrealized	Net Realized	Unrealized
(In Thousands)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Credit default swaps (1)	$—	$42	$—	$370
Interest rate swaps (1)(2)	(1,297)	6,523	(247)	(20,168)
TBA Agency Securities (3)	—	3,908	—	—
Interest rate lock commitments (3)	—	(4,639)	—	14,487
FX forwards (1)	(528)	1,577	(137)	485
Total	$(1,825)	$7,411	$(384)	$(4,826)

(1) Gains (losses) are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of income.
(2) For qualifying hedges of interest rate risk, the effective portion relating to the unrealized gain (loss) on derivatives are recorded in accumulated other comprehensive income (loss).
(3) Gains (losses) are recorded in residential mortgage banking activities in the consolidated statements of income.

The following table summarizes the gains and losses on the Company’s derivatives which have qualified for hedge accounting:

(In Thousands)	Derivatives - effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income (2)	Total income statement impact	Derivatives- effective portion recorded in OCI (3)	Total change in OCI for period (3)
Hedge type:
Interest rate - forecasted transactions (1)	$(298)	—	(298)	1,680	1,978
Three Months Ended March 31, 2021	$(298)	$—	$(298)	$1,680	$1,978
Interest rate - forecasted transactions (1)	$(367)	$(1,694)	$(2,061)	$(83)	$1,978
Three Months Ended March 31, 2020	$(367)	$(1,694)	$(2,061)	$(5,189)	$(3,128)
(1) Consists of benchmark interest rate hedges of LIBOR-indexed floating-rate liabilities.

(2) Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.

(3) Represents after tax amounts recorded in OCI.

Note 17. Real estate, held for sale

The following table summarizes the carrying amount of the Company’s real estate holdings. The Company completed the acquisition of Owens Realty Mortgage, Inc. (“ORM”), through a merger in March of 2019. Real estate, held for sale acquired in the merger with ORM is separately disclosed below.

(In Thousands)	March 31, 2021	December 31, 2020
Acquired ORM Portfolio:
Retail	$18,700	$18,700
Mixed Use	14,248	14,248
Land	6,317	7,256
Lodging/Residential	3,230	3,230
Total Acquired ORM REO	$42,495	$43,434
Other REO held for sale:
Single Family	$26,107	$—
Retail	3,614	660
Office	829	829
SBA	409	425
Total Other REO(1)	$30,959	$1,914
Total Real Estate, held for sale	$73,454	$45,348
(1) Excludes $2.8 million and $4.5 million of real estate, held for sale within consolidated VIEs.

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

The following table presents certain information on the management fee payable to our Manager:

	For the Three Months Ended March 31,
	2021	2020
Management fee - total	$2.7 million	$2.6 million
Management fee - amount unpaid	$5.4 million	$2.6 million

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

The following table presents certain information on the incentive fee payable to our Manager:

	For the Three Months Ended March 31,
	2021	2020
Incentive fee distribution - total	$—	$—
Incentive fee distribution - amount unpaid	$1.3 million	$—

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

The current term of the Management Agreement will expire on October 31, 2021, and is automatically renewed for successive one-year terms on each anniversary thereafter; provided, however, that either the Company, under the certain limited circumstances described above that would require the Company and the operating partnership to make the payments described above, or the Manager may terminate the Management Agreement annually upon 180 days prior notice.

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

The following table presents certain information on reimbursable expenses payable to our Manager:

	For the Three Months Ended March 31,
	2021	2020
Reimbursable expenses payable to our Manager - total	$2.0 million	$1.3 million
Reimbursable expenses payable to our Manager - amount unpaid	$2.3 million	$0.2 million

Note 19. Other assets and other liabilities

The following table details the Company’s other assets and other liabilities.

(In Thousands)	March 31, 2021	December 31, 2020
Other assets:
Deferred tax asset	$18,396	$18,396
Deferred loan exit fees	16,725	13,940
Accrued interest	16,120	12,656
Goodwill	17,817	11,206
Due from servicers	16,487	11,171
Right-of-use lease asset	3,138	3,172
Intangible assets	6,662	6,986
Deferred financing costs	4,611	2,612
PPP fee receivable	31,413	18
Other assets	20,134	9,346
Other assets	$151,503	$89,503
Accounts payable and other accrued liabilities:
Deferred tax liability	$16,839	$16,839
Accrued salaries, wages and commissions	24,442	35,724
Accrued interest payable	17,250	19,695
Servicing principal and interest payable	10,028	7,318
Repair and denial reserve	11,626	9,557
Payable to related parties	6,769	4,088
Accrued professional fees	5,014	1,365
Lease payable	4,349	3,670
Deferred LSP revenue	3,959	10,700
Accrued PPP related costs	30,620	498
Other liabilities	31,569	26,201
Total accounts payable and other accrued liabilities	$162,465	$135,655

Intangible assets

The following table presents information about the intangible assets held by the Company:

(In Thousands)	March 31, 2021	December 31, 2020	Estimated Useful Life
Internally developed software - Knight Capital	$2,903	$3,061	6 years
Broker network - Knight Capital	822	889	4.5 years
Trade name - Knight Capital	672	709	6 years
Favorable lease	736	768	12 years
Trade name - GMFS	529	559	15 years
SBA license	1,000	1,000	Indefinite life
Total Intangible Assets	$6,662	$6,986

Amortization expense related to the intangible assets previously acquired for both the three months ended March 31, 2021 and 2020, was $0.3 million. Such amounts are recorded as other operating expenses in the consolidated statements of income.

Accumulated amortization for finite-lived intangible assets is as follows:

(In Thousands)	March 31, 2021
Favorable lease	$744
Trade name - GMFS	694
Internally developed software - Knight Capital	897
Broker network - Knight Capital	378
Trade name - Knight Capital	208
Total Accumulated Amortization	$2,921

Amortization expense related to the finite-lived intangible assets for the subsequent five years is as follows:

(In Thousands)	March 31, 2021
2021	$971
2022	1,268
2023	1,242
2024	1,032
2025	786
2026	119
Thereafter	244
Total	$5,662

Loan indemnification reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other accrued liabilities in the Company's consolidated balance sheets and the provision for loan indemnification losses is included in variable expenses on residential mortgage banking activities, in the Company's consolidated statements of income. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demand, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability. At March 31, 2021 and December 31, 2020, the loan indemnification reserve was $4.5 million and $4.1 million, respectively.

Because of the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. At March 31, 2021 and December 31, 2020, the reasonably possible loss above the recorded loan indemnification reserve was not considered material.

Note 20. Other income and operating expenses

Paycheck Protection Program

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act” or “Round 1”), signed into law on March 27, 2020, and the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the “Economic Aid Act” or “Round 2”), signed into law on December 27, 2020, established and extended the PPP. Both the CARES Act and the Economic Aid Act, among other things, provide certain measures to support individuals and businesses in maintaining solvency through monetary relief in the form of financing and loan forgiveness and/or forbearance. The primary catalyst of small business stimulus is the PPP, an SBA loan that temporarily supports businesses to retain their workforce and cover certain operating expenses during the COVID-19 pandemic. Furthermore, the PPP includes a 100% guarantee from the federal government and principal forgiveness for borrowers if the funds are used for defined purposes.

The Company has participated in the PPP as both a direct lender and as service provider. Under the CARES Act, we originated $109.5 million of PPP loans and were a Lender Service Provider (“LSP”) for $2.5 billion of PPP loans. For our originations as direct lender, we classified the loans as held at fair value and elected the fair value option. Fees totaling $5.2 million, were recognized in the period of origination. For loans processed under the LSP, we were obligated to perform certain services including: 1) assistance and services to the third-party in the underwriting, marketing, processing and funding of loans, 2) processing forgiveness of the loans with the SBA and 3) servicing and management of subsequently resulting PPP loan portfolios. We do not hold these loans on balance sheet and fees totaling $43.3 million were recognized as services are performed. As of March 31, 2021, we have $4.0 million in unrecognized fees. Expenses related to PPP loans under the CARES Act were recognized in the period in which they were incurred.

Under the Economic Aid Act, we have originated $1.3 billion of PPP loans. These loans are classified loans as held-for-investment and are accounted for the loans under ASC 310-10, Receivables. Net fees totaling $73.3 million are deferred over the expected life of the PPP loans and will be recognized as interest income. As of March 31, 2021, we have $67.8 million in unrecognized net fees.

The following tables present details about the Company’s financial position related to its PPP activities:

(In Thousands)	March 31, 2021
Assets
Restricted cash	$10,000
Paycheck Protection Program loans	1,254,420
Paycheck Protection Program loans, at fair value	38,388
Prepaid expenses	13
PPP fee receivable	31,413
Deferred financing costs	1,065
Accrued interest receivable	1,554
Total PPP related assets	$1,336,853
Liabilities
Secured borrowings	$230,483
Paycheck Protection Program Liquidity Facility borrowings	1,132,536
Interest payable	364
Deferred LSP revenue	3,959
Accrued PPP related costs	30,620
Payable to third parties	365
Repair and denial reserve	4,961
Total PPP related liabilities	$1,403,288

(In Thousands)	Three Months Ended March 31, 2021	Financial statement account
Income
LSP fee income	$6,741	Servicing income
Interest income	6,892	Interest income
Total PPP related income	$13,633
Expense
Direct operating expenses	$4,545	Other operating expenses - origination costs
Repair and denial reserve	1,656	Other income - change in repair and denial reserve
Interest expense	3,861	Interest expense
Total PPP related expenses (direct)	$10,062
Net PPP related income	$3,571

Other income and expenses

The following table details the Company’s other income and operating expenses.

	Three Months Ended March 31,
(In Thousands)	2021	2020
Other income
Origination income	$1,613	$2,495
Change in repair and denial reserve	(2,069)	136
Other	1,027	1,442
Total other income	$571	$4,073
Other operating expenses
Origination costs	$8,145	$3,025
Technology expense	1,872	1,580
Impairment on real estate	—	2,969
Rent and property tax expense	1,686	1,184
Recruiting, training and travel expense	496	624
Marketing expense	576	546
Loan acquisition costs	34	98
Financing costs on purchased future receivables	24	624
Other	2,651	3,094
Total other operating expenses	$15,484	$13,744

Note 21. Stockholders’ Equity

Common stock dividends

The following table presents cash dividends declared by our board of directors on our common stock from March 31, 2020 through March 31, 2021:

Declaration Date	Record Date	Payment Date	Dividend per Share
June 15, 2020	June 30, 2020	July 31, 2020	$0.25
September 16, 2020	September 30, 2020	October 30, 2020	$0.30
December 14, 2020	December 31, 2020	January 29, 2021	$0.35
March 1, 2021	March 15, 2021	March 18, 2021	$0.30
March 24, 2021	April 5, 2021	April 30, 2021	$0.10

Stock incentive plan

The Company currently maintains the 2012 equity incentive plan (the “2012 Plan”). The 2012 Plan authorizes the Compensation Committee to approve grants of equity-based awards to our officers, directors, and employees of our Manager and its affiliates. The equity incentive plan provides for grants of equity-based awards up to an aggregate of 5% of the shares of the Company’s common stock issued and outstanding from time to time on a fully diluted basis.

The Company’s current policy for issuing shares upon settlement of stock-based incentive awards is to issue new shares. The fair value of the RSUs and RSAs granted, which is determined based upon the stock price on the grant date, is recorded as compensation expense on a straight-line basis over the vesting periods for the awards, with an offsetting increase in stockholders’ equity.

The following table summarizes the Company’s RSU and RSA activity:

	Restricted Stock Awards
(In Thousands, except share data)	Number of Shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, December 31, 2020	872,079	$13,737	$15.75
Granted	185,586	2,379	12.82
Vested	(115,604)	(1,801)	15.58
Canceled	(1,547)	(21)	13.50
Outstanding, March 31, 2021	940,514	$14,294	$15.20

For the three months ended March 31, 2021 and 2020, the Company recognized $1.6 million and $1.4 million, respectively of noncash compensation expense related to its stock-based incentive plan in our consolidated statements of income, respectively.

At March 31, 2021 and December 31, 2020, approximately $14.3 million and $13.7 million, respectively of noncash compensation expense related to unvested awards had not yet been charged to net income. These costs are expected to be amortized into compensation expense ratably over the course of the remainder of the respective vesting periods.

Performance-based equity awards

In February 2021, the Company granted to certain key employees 61,895 shares of performance-based equity awards, which are allocated 50% to awards that vest based on absolute total shareholder return (“TSR”) for the three-year forward-looking period ended December 31, 2023 and 50% to awards that vest based on TSR for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the absolute and relative TSR achieved during the vesting period, the actual number of shares that the key employees receive at the end of the period may range from 0% to 300% of the target shares granted.

The fair value of the performance-based equity awards granted is recorded as compensation expense and will cliff vest at the end of the vesting period on December 31, 2023, with an offsetting increase in stockholders’ equity.

Preferred stock

The following is a summary of the Company’s preferred stock outstanding at March 31, 2021. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock ranks senior to the Company’s common stock with respect to payment of dividends and the distribution of assets.

We classify our Series C Cumulative Convertible Preferred Stock, or Series C Preferred Stock, on our balance sheets using the guidance in ASC 480‑10‑S99. Our Series C Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As redemption under these circumstances is not solely within our control, we have classified our Series C Preferred Stock as temporary equity. We have analyzed whether the conversion features in our Series C Preferred Stock should be bifurcated under the guidance in ASC 815‑10 and have determined that bifurcation is not necessary.

			Preferential Cash Dividends (1)(2)			Carrying Value (in thousands)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference (3)	Rate per Annum	Annual Dividend (per share)	March 31, 2021
B	1,919	$0.0001	$25.00	8.63%	$2.16	$47,984
C	780	0.0001	25.00	6.25%	1.56	$19,494
D	2,010	0.0001	25.00	7.63%	1.91	$50,257

(1)Holders of shares of the Series B, C and D preferred stock are entitled to receive dividends, when and as authorized by the Company's Board, out of funds legally available for the payment of dividends. Dividends are payable quarterly on the 15th day of January, April, July and October of each year or if not a business day, the next succeeding business day. Any dividend payable on the preferred stock for any partial dividend period will be computed on the basis of a 360- day year consisting of twelve 30-day months. Dividends will be payable in arrears to holders of record as they appear on the Company’s records at the close of business on the last day of each of March, June, September and December, as the case may be, immediately preceding the applicable dividend payment date.
(2)The Company declared dividends of $1.0 million, $0.3 million and $1.0 million of its Series B,C and D Cumulative preferred stock during the three months ended March 31, 2021. The dividends are payable on April 15, 2021 to the Preferred Stock Shareholders of record as of the close of business on March 31, 2021.
(3)The Company may, at its option, redeem the Series B and D Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

Note 22. Earnings per Share of Common Stock

The following table provides information on the basic and diluted earnings per share computations, including the number of shares of common stock used for purposes of these computations.

	Three Months Ended March 31,
(In Thousands, except for share and per share amounts)	2021	2020
Basic Earnings
Net income (loss)	$28,947	$(51,516)
Less: Income (loss) attributable to non-controlling interest	659	(1,064)
Less: Income attributable to participating shares	657	463
Basic earnings	$27,631	$(50,915)

Diluted Earnings
Net income (loss)	$28,947	$(51,516)
Less: Income (loss) attributable to non-controlling interest	659	(1,064)
Less: Income attributable to participating shares	657	463
Diluted earnings	$27,631	$(50,915)

Number of Shares
Basic — Average shares outstanding	56,817,632	51,984,040
Effect of dilutive securities — Unvested participating shares	25,816	5,973
Diluted — Average shares outstanding	56,843,448	51,990,013

Earnings Per Share Attributable to RC Common Stockholders:
Basic	$0.49	$(0.98)
Diluted	$0.49	$(0.98)

Participating unvested RSUs were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Additionally, as of March 31, 2021, there are potential shares of common stock contingently issuable upon the conversion of the Convertible Notes in the future. The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash. Based on this assessment, the Company determined that it would be appropriate to apply a method similar to the treasury stock method, such that contingently issuable common stock is assessed quarterly along with our other potentially dilutive instruments. In order to compute the dilutive effect, the number of shares included in the denominator of diluted EPS is determined by dividing the “conversion spread value” of the share-settled portion (value above accreted value of face value and interest component) of the instrument by the share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the bond upon an assumed conversion. As of March 31, 2021, the conversion spread value is currently zero, since the closing price of our common stock does not exceed the conversion rate (strike price) and is “out-of-the-money”, resulting in no impact on diluted EPS.

Certain investors own OP units in our operating partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the operating partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company's equity is increased. As of March 31, 2021 and December 31, 2020, the non-controlling interest OP unit holders owned 1,175,205 OP units.

Note 23. Offsetting assets and liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default, including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of March 31, 2021 and December 31, 2020, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

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

In accordance with ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, the Company is required to disclose the impact of offsetting of assets and liabilities represented in the consolidated balance sheets to enable users of the consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to offset, and (d) the Company’s right of offset is enforceable at law. As of March 31, 2021 and December 31, 2020, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the consolidated balances sheets.

The following tables provide details regarding the effect of offsetting the Company’s recognized assets and liabilities presented in the consolidated balance sheets:

				Gross amounts not offset in the Consolidated Balance Sheets(1)
(in thousands)	Gross amounts of recognized Assets / Liabilities	Gross amounts offset in the Consolidated Balance Sheets	Amounts presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received / Paid	Net Amount
March 31, 2021
Assets
Derivative instruments - Interest rate lock commitments	11,724	—	11,724	—	$—	$11,724
Derivative instruments - FX forwards	805	—	805	—	$—	$805
Total	$12,529	$—	$12,529	$—	$—	$12,529
Liabilities
Derivative instruments - Interest rate swaps	$7,651	$3,476	$4,175	$—	$4,175	$—
Derivative instruments - Credit default swaps	131	—	131	—	131	—
Derivative instruments - TBA Agency Securities	97	—	97	—	—	97
Derivative instruments - FX forwards	—	—	—	—	—	—
Secured borrowings	2,064,785	—	2,064,785	2,064,785	—	—
Total	$2,072,664	$3,476	$2,069,188	$2,064,785	$4,306	$97
December 31, 2020
Assets
Derivative instruments - Interest rate lock commitments	$16,363	—	16,363	—	$—	$16,363
Total	$16,363	$—	$16,363	$—	$—	$16,363
Liabilities
Derivative instruments - Interest rate swaps	$11,670	$5,017	$6,653	$—	$6,653	$—
Derivative instruments - TBA Agency Securities	174	—	174	—	174	—
Derivative instruments - Credit default swaps	4,004	—	4,004	—	—	4,004
Derivative instruments - FX forwards	773		773	—	—	773
Secured borrowings	1,294,243	—	1,294,243	1,294,243	—	—
Total	$1,310,864	$5,017	$1,305,847	$1,294,243	$6,827	$4,777
(1)	Amounts presented in these columns are limited in total to the net amount of assets or liabilities presented in the prior column by instrument. In certain cases, there is excess cash collateral or financial assets we have pledged to a counterparty that exceed the financial liabilities subject to a master netting repurchase arrangement or similar agreement. Additionally, in certain cases, counterparties may have pledged excess cash collateral to us that exceeds our corresponding financial assets. In each case, any of these excess amounts are excluded from the table although they are separately reported in our consolidated balance sheets as assets or liabilities, respectively.

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

The Company finances the acquisition of a significant portion of its loans and investments with repurchase agreements and borrowings under credit facilities and other financing agreements. In connection with these financing arrangements, the Company pledges its loans, securities and cash as collateral to secure the borrowings. The amount of collateral pledged will typically exceed the amount of the borrowings (i.e., the haircut) such that the borrowings will be over-collateralized. As a result, the Company is exposed to the counterparty if, during the term of the repurchase agreement financing, a lender should default on its obligation and the Company is not able to recover its pledged assets. The amount of this exposure is the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to the lender including accrued interest receivable on such collateral.

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

Unfunded Loan Commitments

Unfunded loan commitments for SBC loans were as follows:

(In Thousands)	March 31, 2021	December 31, 2020
Loans, net	$293,919	$285,389
Loans, held for sale at fair value	$11,123	$7,809

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

Total commitments to originate loans were as follows:

(In Thousands)	March 31, 2021	December 31, 2020
Commitments to originate residential agency loans	$590,612	$575,600

Note 26. Income Taxes

The Company is a REIT pursuant to Internal Revenue Code Section 856. Our qualification as a REIT depends on our ability to meet various requirements imposed by the Internal Revenue Code, which relate to our organizational structure, diversity of stock ownership and certain requirements with regard to the nature of our assets and the sources of our income. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4%

nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four taxable years. As of March 31, 2021 and December 31, 2020, we are in compliance with all REIT requirements.

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

During 2020, the CARES Act and the Consolidated Appropriations Act of 2021 (the “CAA”) were signed into law. Among other things, the provisions of these laws relate to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, and technical corrections to tax depreciation methods for qualified improvement property. As of March 31, 2021 and December 31, 2020, we have recognized a benefit of $2.7 million due to changes in net operating loss carryback provisions which allow net operating losses from tax years beginning in 2018, 2019, or 2020 to be carried back for five years. We will continue to monitor the impacts on our business due to legislative developments related to the COVID-19 pandemic.

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

Acquisitions

Through the acquisitions segment, the Company acquires performing and non-performing SBC loans and intends to continue to acquire these loans as part of the Company’s business strategy. The Company also acquires purchased future receivables through Knight Capital within this segment.

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

Corporate- Other

Corporate - Other consists primarily of unallocated activities including interest expense relating to our senior secured and convertible notes on funds yet to be deployed, allocated employee compensation from our Manager, management and incentive fees paid to our Manager and other general corporate overhead expenses.

Results of business segments and all other. Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the three months ended March 31, 2021, are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$14,534	$39,693	$15,432	$2,044	$1,668	$73,371
Interest expense	(11,971)	(24,998)	(9,207)	(2,328)	(2,257)	(50,761)
Net interest income before provision for loan losses	$2,563	$14,695	$6,225	$(284)	$(589)	$22,610
Recovery of (provision for) loan losses	1,262	(1,609)	355	—	—	8
Net interest income after (provision for) recovery of loan losses	$3,825	$13,086	$6,580	$(284)	$(589)	$22,618
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$41,409	$—	$41,409
Net realized gain on financial instruments and real estate owned	(1,493)	5,565	4,900	—	(126)	8,846
Net unrealized gain (loss) on financial instruments	897	3,033	514	15,355	1,197	20,996
Other income	1,183	1,288	(1,960)	15	45	571
Servicing income	21	726	7,782	7,106	—	15,635
Income on purchased future receivables, net of allowance for doubtful accounts	2,317	—	—	—	—	2,317
Income (loss) on unconsolidated joint ventures	(809)	—	—	—	—	(809)
Total non-interest income	$2,116	$10,612	$11,236	$63,885	$1,116	$88,965
Non-interest expense
Employee compensation and benefits	(1,485)	(2,252)	(4,561)	(13,588)	(891)	(22,777)
Allocated employee compensation and benefits from related party	(212)	—	—	—	(1,911)	(2,123)
Variable expenses on residential mortgage banking activities	—	—	—	(15,485)	—	(15,485)
Professional fees	(786)	(323)	(380)	(251)	(1,242)	(2,982)
Management fees – related party	—	—	—	—	(2,693)	(2,693)
Loan servicing expense	(1,751)	(2,052)	102	(2,364)	(39)	(6,104)
Merger related expenses	—	—	—	—	(6,307)	(6,307)
Other operating expenses	(2,364)	(3,916)	(6,285)	(2,204)	(715)	(15,484)
Total non-interest expense	$(6,598)	$(8,543)	$(11,124)	$(33,892)	$(13,798)	$(73,955)
Income (loss) before provision for income taxes	$(657)	$15,155	$6,692	$29,709	$(13,271)	$37,628
Total assets	$1,121,590	$3,128,924	$1,983,098	$672,255	$1,111,088	$8,016,955

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the three months ended March 31, 2020 are summarized in the below table.

			SBA Originations,	Residential
	Loan	SBC	Acquisitions,	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	and Servicing	Banking	Other	Consolidated
Interest income	$16,494	$39,269	$12,471	$1,317	$—	$69,551
Interest expense	(11,205)	(25,627)	(8,513)	(1,585)	—	(46,930)
Net interest income before provision for loan losses	$5,289	$13,642	$3,958	$(268)	$—	$22,621
Recovery of (provision for) loan losses	(5,722)	(29,828)	(4,254)	—	—	(39,804)
Net interest income after provision for loan losses	$(433)	$(16,186)	$(296)	$(268)	$—	$(17,183)
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$36,669	$	$36,669
Net realized gain on financial instruments	(739)	3,649	4,262	—	—	7,172
Net unrealized gain (loss) on financial instruments	(9,423)	(6,491)	(1,082)	(16,438)	—	(33,434)
Other income	2,336	1,283	295	60	99	4,073
Income on purchased future receivables, net	3,483	—	—	—	—	3,483
Servicing income	355	532	1,074	6,136	—	8,097
Income from unconsolidated joint ventures	(3,537)	—	—	—	—	(3,537)
Total non-interest income	$(7,525)	$(1,027)	$4,549	$26,427	$99	$22,523
Non-interest expense
Employee compensation and benefits	$(2,833)	$(2,710)	$(3,910)	$(8,741)	$(742)	(18,936)
Allocated employee compensation and benefits from related party	(125)	—	—	—	(1,125)	(1,250)
Variable expenses on residential mortgage banking activities	—	—	—	(20,129)	—	(20,129)
Professional fees	(235)	(338)	(289)	(287)	(1,407)	(2,556)
Management fees – related party	—	—	—	—	(2,561)	(2,561)
Loan servicing (expense) income	(1,365)	(1,580)	(335)	(2,258)	(32)	(5,570)
Merger related expenses	—	—	—	—	(47)	(47)
Other operating expenses	(6,245)	(3,457)	(1,559)	(1,785)	(698)	(13,744)
Total non-interest expense	$(10,803)	$(8,085)	$(6,093)	$(33,200)	$(6,612)	$(64,793)
Net income (loss) before provision for income taxes	$(18,761)	$(25,298)	$(1,840)	$(7,041)	$(6,513)	$(59,453)
Total assets	$1,209,617	$2,704,301	$703,331	$418,421	$234,380	$5,270,050

Note 28. Subsequent events

As of April 15, 2021, the Company has fully liquidated the remaining Agency RMBS portfolio of $387.4 million acquired in the ANH Merger and repaid $349.5 million of indebtedness on the related assets.

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

Item 1A. Forward-Looking Statements

Except where the context suggests otherwise, the terms “Company,” “we,” “us” and “our” refer to Ready Capital Corporation and its subsidiaries. We make forward-looking statements in this quarterly report on Form 10-Q within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our operations, financial condition, liquidity, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or other comparable terminology, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

●	our investment objectives and business strategy;

●	our ability to borrow funds or otherwise raise capital on favorable terms;

●	our expected leverage;

●	our expected investments;

●	estimates or statements relating to, and our ability to make, future distributions;

●	our ability to achieve the expected revenue synergies, cost savings and other benefits from the acquisition of Anworth Mortgage Asset Corporation, or Anworth;

●	our ability to compete in the marketplace;

●	the availability of attractive risk-adjusted investment opportunities in small to medium balance commercial loans (“SBC loans”), loans guaranteed by the U.S. Small Business Administration (the “SBA”) under its Section 7(a) loan program (the “SBA Section 7(a) Program”), mortgage backed securities (“MBS”), residential mortgage loans and other real estate-related investments that satisfy our investment objectives and strategies;

●	market, industry and economic trends;

●	recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Department of the Treasury (“Treasury”) and the Board of Governors of the Federal Reserve System, the Federal Depositary Insurance Corporation, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac” and together with Fannie Mae, the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), Federal Housing Administration (“FHA”) Mortgagee, U.S. Department of Agriculture (“USDA”), U.S. Department of Veterans Affairs (“VA”) and the U.S. Securities and Exchange Commission (“SEC”);

●	mortgage loan modification programs and future legislative actions;

●	our ability to maintain our qualification as a real estate investment trust (“REIT”);

●	our ability to maintain our exemption from qualification under the Investment Company Act of 1940, as amended (the “1940 Act” or “Investment Company Act”);

●	projected capital and operating expenditures;

●	availability of qualified personnel;

●	prepayment rates; and

●	projected default rates.

Our beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control, including:

●	factors described in our annual report on Form 10-K, including those set forth under the captions “Risk Factors” and “Business”;

●	applicable regulatory changes;

●	risks associated with acquisitions, including the contemplated acquisition of Anworth;

●	risks associated with achieving expected revenue synergies, cost savings and other benefits from acquisitions, including the contemplated acquisition of Anworth, and the increased scale of our Company;

●	risks associated with our anticipated liquidation of certain assets within the portfolio of residential mortgage-backed securities and residential mortgage loans that we will own upon completion of our acquisition of Anworth;

●	general volatility of the capital markets;

●	changes in our investment objectives and business strategy;

●	the availability, terms and deployment of capital;

●	the availability of suitable investment opportunities;

●	our dependence on our external advisor, Waterfall Asset Management, LLC (“Waterfall” or our “Manager”), and our ability to find a suitable replacement if we or our Manager were to terminate the management agreement we have entered into with our Manager;

●	changes in our assets, interest rates or the general economy;

●	the severity and duration of the novel coronavirus (“COVID-19”) pandemic;

●	the impact of COVID-19 on our business and operations, financial condition, results of operations, liquidity and capital resources;

●	the impact of the COVID-19 pandemic on our borrowers, the real estate industry, and the United States and global economies;

●	actions taken by governmental authorities to contain the COVID-19 pandemic or treat its impact;

●	the efficacy of the vaccines or other remedies and the speed of their distribution and administration;

●	increased rates of default and/or decreased recovery rates on our investments;

●	changes in interest rates, interest rate spreads, the yield curve or prepayment rates; changes in prepayments of our assets;

●	limitations on our business as a result of our qualification as a REIT; and

●	the degree and nature of our competition, including competition for SBC loans, MBS, residential mortgage loans and other real estate-related investments that satisfy our investment objectives and strategies.

Upon the occurrence of these or other factors, our business, financial condition, liquidity and consolidated results of operations may vary materially from those expressed in, or implied by, any such forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements apply only as of the date of this quarterly report on Form 10-Q. We are not obligated, and do not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A. “Risk Factors” of the Company’s annual report on Form 10-K.

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

Overview

Our Business

We are a multi-strategy real estate finance company that originates, acquires, finances, and services SBC loans, SBA loans, residential mortgage loans, and to a lesser extent, MBS collateralized primarily by SBC loans, or other real estate-related investments. Our loans generally range in original principal amounts up to $35 million and are used by businesses to purchase real estate used in their operations or by investors seeking to acquire small multi-family, office, retail, mixed use or warehouse properties. Our originations and acquisition platforms consist of the following four operating segments:

●	Acquisitions. We acquire performing and non-performing SBC loans as part of our business strategy. We hold performing SBC loans to term, and we seek to maximize the value of the non-performing SBC loans acquired by us through borrower-based resolution strategies. We typically acquire non-performing loans at a discount to their unpaid principal balance (“UPB”) when we believe that resolution of the loans will provide attractive risk-adjusted returns. We also acquire purchased future receivables through our Knight Capital platform (“Knight Capital”). Knight Capital, which we acquired in 2019, is a technology-driven platform that provides working capital to small and medium sized businesses across the U.S.

●	SBC Originations. We originate SBC loans secured by stabilized or transitional investor properties using multiple loan origination channels through our wholly-owned subsidiary, ReadyCap Commercial, LLC (“ReadyCap Commercial”). These originated loans are generally held-for-investment or placed into securitization structures. Additionally, as part of this segment, we originate and service multi-family loan products under the Federal Home Loan Mortgage Corporation’s Small Balance Loan Program (“Freddie Mac” and the “Freddie Mac program”). These originated loans are held for sale, then sold to Freddie Mac.

●	SBA Originations, Acquisitions and Servicing. We acquire, originate and service owner-occupied loans guaranteed by the SBA under its Section 7(a) loan program (the “SBA Section 7(a) Program”) through our wholly-owned subsidiary, ReadyCap Lending, LLC (“ReadyCap Lending” or “RCL”). We hold an SBA license as one of only 14 non-bank Small Business Lending Companies (“SBLCs”) and have been granted preferred lender status by the SBA. These originated loans are either held-for-investment, placed into securitization structures, or sold.

●	Residential Mortgage Banking. We operate our residential mortgage loan origination segment through our wholly-owned subsidiary, GMFS, LLC ("GMFS"). GMFS originates residential mortgage loans eligible to be purchased, guaranteed or insured by the Federal National Mortgage Association (“Fannie Mae”), Freddie Mac, Federal Housing Administration (“FHA”), U.S. Department of Agriculture (“USDA”) and U.S.

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

For additional information on our business, refer to Part I, Item 1, “Business” in the Company’s Annual Report on Form 10-K.

ANH Merger

On March 19, 2021, we completed the acquisition of Anworth Mortgage Asset Corporation (“ANH”), through a merger of ANH with and into a wholly-owned subsidiary of ours, in exchange for approximately 16.8 million shares of our common stock (“ANH Merger”). In accordance with the Agreement and Plan of Merger, dated as of December 6, 2020 (“the Merger Agreement”), by and among us, RC Merger Subsidiary, LLC and ANH, the number of shares of our common stock issued was based on an exchange ratio of 0.1688 per share plus $0.61 in cash. The total purchase price for the merger of $417.9 million consists of our common stock issued in exchange for shares of ANH common stock and cash paid in lieu of fractional shares of our common stock, which was based on a price of $14.28 of our common stock on the acquisition date and $0.61 in cash per share.

In addition, we issued 1,919,378 shares of newly designated 8.625% Series B Cumulative Preferred Stock, par value $0.0001 per share (the "Series B Preferred Stock"), 779,743 shares of newly designated 6.25% Series C Cumulative Convertible Preferred Stock, par value $0.0001 per share (the "Series C Preferred Stock") and 2,010,278 shares of newly designated 7.625% Series D Cumulative Redeemable Preferred Stock, par value $0.0001 per share (the "Series D Preferred Stock"), in exchange for all shares of ANH’s 8.625% Series A Cumulative Preferred Stock, 6.25% Series B Cumulative Convertible Preferred Stock and 7.625% Series C Cumulative Redeemable preferred stock outstanding prior to the effective time of the ANH Merger.

Upon the closing of the transaction and after giving effect to the issuance of shares of common stock as consideration in the merger, our historical stockholders owned approximately 77% of our outstanding common stock, while historical ANH stockholders owned approximately 23% of our outstanding common stock.

The acquisition of ANH increased our equity capitalization, supported continued growth of our platform and execution of our strategy, and provided us with improved scale, liquidity and capital alternatives, including additional borrowing capacity. Also, the stockholder base resulting from the acquisition of ANH enhanced the trading volume and liquidity for our stockholders. In addition, part of our strategy in acquiring ANH was to manage the liquidation and runoff of certain assets within the ANH portfolio and repay certain indebtedness on the ANH portfolio following the completion of the ANH Merger, and to redeploy the capital into opportunities in our core SBC strategies and other assets we expect will generate attractive risk-adjusted returns and long-term earnings accretion. Consistent with this strategy, at March 31, 2021, we have liquidated approximately $1.4 billion of assets within the ANH portfolio, primarily consisting of Agency RMBS, and repaid approximately $1.3 billion of indebtedness on the portfolio.

In addition, concurrently with entering into the Merger Agreement, we, the Operating Partnership and the Manager entered into the First Amendment to the Amended and Restated Management Agreement (the “Amendment”), pursuant to which, upon the closing of the ANH Merger, the Manager’s base management fee will be reduced by $1,000,000 per quarter for each of the first full four quarters following the effective time of the ANH Merger (the “Temporary Fee Reduction”). Other than the Temporary Fee Reduction set forth in the Amendment, the terms of the Management Agreement remain the same.

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

Changes in Market Interest Rates. We own and expect to acquire or originate fixed rate mortgages (“FRMs”), and adjustable rate mortgages (“ARMs”), with maturities ranging from five to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in five to ten years. ARM loans generally have a fixed interest rate for a period of five, seven or ten years and then an adjustable interest rate equal to the sum of an index rate, such as the LIBOR, plus a margin, while FRM loans bear interest that is fixed for the term of the loan. As of March 31, 2021, approximately 41% of the loans in our portfolio were ARMs, and 59% were FRMs, based on UPB. We utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with our ARMs.

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

Current market conditions. The COVID-19 pandemic around the globe continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The COVID-19 pandemic and preventative measures taken by local, state and federal authorities to alleviate the public health crisis significantly reduced economic activity in most of the United States resulting in a significant increase in unemployment claims. COVID-19 has had a continued and prolonged adverse impact on economic and market conditions and has caused a global economic slowdown which has had and could further have a material adverse effect on the Company’s results and financial condition. The pandemic continues to evolve, and the full impact of COVID-19 on the real estate industry, the commercial real estate market, the small business lending market and the credit markets generally, and consequently on the Company’s financial condition and results of operations is uncertain and cannot be predicted at the current time as it depends on several factors beyond the control of the Company including, but not limited to, (i) the uncertainty around the severity and duration of the outbreak, (ii) the effectiveness of the United States public health response, including the administration of vaccines throughout the United States, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of governmental responses to the pandemic, including the PPP and other programs under the CARES Act, (v) the timing and speed of economic recovery, (vi) the availability of a treatment or vaccination for COVID-19, and (vii) the negative impact on our borrowers, real estate values and cost of capital.

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

The following table sets forth certain information on our operating results:

	Three Months Ended March 31,	Three Months Ended March 31,
($ in thousands, except share data)	2021	2020
Net Income	$28,947	$(51,516)
Earnings per common share - basic	$0.49	$(0.98)
Earnings per common share - diluted	$0.49	$(0.98)
Distributable Earnings	$24,708	$1,225
Distributable Earnings per common share - basic and diluted	$0.41	$0.01
Dividends declared per common share	$0.40	$0.40
Dividend yield(1)	11.7%	22.2%
Book value per common share	$14.90	$14.55
Adjusted net book value per common share(2)	$14.89	$14.52
(1) Based on the closing share price on March 31, 2021 and 2020, respectively.
(2) Excludes the equity component of our 2017 convertible note issuance.

The following table presents information on our investment portfolio activity (based on fully committed amounts):

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Loan originations
SBC loan originations	$823,193	$469,732
SBA loan originations	50,223	45,547
Residential agency mortgage loan originations	1,240,083	691,309
Total loan originations	$2,113,499	$1,206,588
Total loan acquisitions	$-	$51,494
Total loan investment activity	$2,113,499	$1,258,082

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

Return Information

The following tables present certain information related to our SBC and SBA loan portfolios as of March 31, 2021, and per share information for the three months ended March 31, 2021, which includes distributable earnings per share or return information. Distributable earnings is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in our Annual report on Form 10-K.

FINANCIAL SNAPSHOT ($ in thousands, except per share data)

Investment Type	Average Carrying Value[1]	Gross Yield[2]	Average Debt Balance	Debt Cost[3]	Levered Yield
Loan Acquisitions	$ 1,249,410	4.6%	$ 915,776	3.5%	7.6%
SBC Originations	$ 2,843,525	6.3%	$ 2,114,201	3.6%	14.1%
SBA Originations, Acquisitions, & Servicing	$ 238,271	18.3%	$ 195,775	3.3%	87.4%
Total	**$ 4,331,206**	**6.5%**	**$ 3,225,752**	**3.6%**	**24.9%**

Book Equity Value Metrics		
Common Stockholders' equity	$	1,061,450
Common Stockholders' equity (adjusted)[5]	$	1,060,492
Total Common Shares outstanding		71,221,699
Net Book Value per Common Share	$	14.90
Adjusted Net Book Value per Common Share	$	14.89

Loan Portfolio Metrics[4]	
% Fixed vs Floating Rate	38% / 62%
% Originated vs Acquired	74% / 26%
Weighted Average LTV - SBC	66%
Weighted Average LTV - SBA	84%
Weighted Average LTV - Acquired	38%

Q1 2021 Earnings Data Metrics		
Net income (loss) | Distributable earnings	$28,947 |	$24,708
Earnings per share - Basic and diluted	$	0.49
Distributable Earnings per Common Share	$	0.41
Return on Equity per Common Share		12.8%
Distributable Return on Equity per Common Share		10.9%
Dividend Yield		11.9%

Servicing Portfolio Metrics		
SBA servicing rights - UPB	$	656,216
SBA servicing rights- carrying value	$	18,642
Freddie Mac servicing rights - UPB	$	1,647,443
Freddie Mac servicing rights - carrying value	$	21,757
Residential servicing rights - UPB	$	9,948,195
Residential servicing rights - carrying value	$	98,542

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
3) The Company finances the assets included in the Investment Type through securitizations, repurchase agreements, warehouse facilities and bank credit facilities. Interest expense is calculated based on interest expense and deferred financing amortization for the quarter ended 3/31/2021 on an annualized basis.
4) Excludes loans, held for sale, at fair value
5) Excludes the equity component of our 2017 convertible note issuance.

READY CAPITAL

1

The following table provides a detailed breakdown of our calculation of return on equity and distributable return on equity for the three months ended March 31, 2021. Distributable return on equity is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in our Annual report on Form 10-K.

Portfolio Metrics

SBC Originations. The following table includes certain portfolio metrics related to our SBC originations segment:

SBA Originations, Acquisitions, and Servicing. The following table includes certain portfolio metrics related to our SBA originations, acquisitions and servicing segment:

Acquired Portfolio. The following table includes certain portfolio metrics related to our acquisitions segment:

Residential Mortgage Banking. The following table includes certain portfolio metrics related to our residential mortgage banking segment:

Balance Sheet Analysis and Metrics

The following table compares our consolidated balance sheets as of March 31, 2021 and December 31, 2020:

			$ Change	% Change
(In Thousands)	March 31, 2021	December 31, 2020	Q1'21 vs. Q4'20	Q1'21 vs. Q4'20
Assets
Cash and cash equivalents	$308,428	$138,975	$169,453	121.9%
Restricted cash	62,961	47,697	15,264	32.0
Loans, net (including $13,618 and $13,795 held at fair value)	1,611,826	1,550,624	61,202	3.9
Loans, held for sale, at fair value	473,078	340,288	132,790	39.0
Paycheck Protection Program loans (including $38,388 and $74,931 held at fair value)	1,292,808	74,931	1,217,877	1,625.3
Mortgage backed securities, at fair value	682,948	88,011	594,937	676.0
Loans eligible for repurchase from Ginnie Mae	221,464	250,132	(28,668)	(11.5)
Investment in unconsolidated joint ventures	75,048	79,509	(4,461)	(5.6)
Purchased future receivables, net	13,240	17,308	(4,068)	(23.5)
Derivative instruments	12,529	16,363	(3,834)	(23.4)
Servicing rights (including $98,542 and $76,840 held at fair value)	138,941	114,663	24,278	21.2
Real estate, held for sale	73,454	45,348	28,106	62.0
Other assets	151,503	89,503	62,000	69.3
Assets of consolidated VIEs	2,898,727	2,518,743	379,984	15.1
Total Assets	$8,016,955	$5,372,095	$2,644,860	49.2%
Liabilities
Secured borrowings	2,064,785	1,294,243	770,542	59.5
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	1,132,536	76,276	1,056,260	1,384.8
Securitized debt obligations of consolidated VIEs, net	2,211,923	1,905,749	306,174	16.1
Convertible notes, net	112,405	112,129	276	0.2
Senior secured notes, net	179,744	179,659	85	0.0
Corporate debt, net	333,317	150,989	182,328	120.8
Guaranteed loan financing	386,036	401,705	(15,669)	(3.9)
Liabilities for loans eligible for repurchase from Ginnie Mae	221,464	250,132	(28,668)	(11.5)
Derivative instruments	4,403	11,604	(7,201)	(62.1)
Dividends payable	9,631	19,746	(10,115)	(51.2)
Accounts payable and other accrued liabilities	162,465	135,655	26,810	19.8
Total Liabilities	$6,818,709	$4,537,887	$2,280,822	50.3%
Preferred stock Series C, liquidation preference $25.00 per share	19,494	—	19,494	100.0
Stockholders’ Equity
Preferred stock Series B and D, liquidation preference $25.00 per share	98,241	—	98,241	100.0
Common stock, $0.0001 par value, 500,000,000 shares authorized, 71,221,699 and 54,368,999 shares issued and outstanding, respectively	7	5	2	40.0
Additional paid-in capital	1,088,512	849,541	238,971	28.1
Retained earnings (deficit)	(20,027)	(24,203)	4,176	(17.3)
Accumulated other comprehensive loss	(7,042)	(9,947)	2,905	(29.2)
Total Ready Capital Corporation equity	1,159,691	815,396	344,295	42.2
Non-controlling interests	19,061	18,812	249	1.3
Total Stockholders’ Equity	$1,178,752	$834,208	$344,544	41.3%
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$8,016,955	$5,372,095	$2,644,860	49.2%

As of March 31, 2021, total assets in our consolidated balance sheet were $8.0 billion, an increase of $2.6 billion from December 31, 2020. Primary drivers of the increase in total assets include the net addition of $1.2 billion of PPP loans, the addition of $2.3 billion of assets acquired as part of the ANH Merger on March 19, 2021, and liquidation of $1.4 billion of such acquired assets as of March 31, 2021, and an increase to the loan portfolio of $611.7 million due to originations of $2.1 billion net of $1.7 billion in sales and payoffs.

As of March 31, 2021, total liabilities in our consolidated balance sheet were $6.8 billion, an increase of $2.3 billion from December 31, 2020. Primary drivers of the increase in total liabilities include the net addition of $1.3 billion of Paycheck PPPLF proceeds to support originations of PPP loans, the addition of $1.9 billion liabilities assumed as part of the ANH Merger, a $1.3 billion reduction in liabilities assumed in the ANH Merger due to asset sales and the issuance of $196 million of Corporate Debt.

As of March 31, 2021, Stockholders’ Equity increased $344.5 million to $1.2 billion. The increase was primarily driven by equity from the ANH Merger.

Selected Balance Sheet Information by Business Segment. The following table presents certain selected balance sheet data by each of our four business segments, with the remaining amounts reflected in Corporate –Other, as of March 31, 2021:

(in thousands)	Loan Acquisitions	SBC Originations	SBA Originations, Acquisitions and Servicing	Residential Mortgage Banking	Total
Assets
Loans, net (1)(2)	$992,518	$2,934,240	$605,416	$3,138	$4,535,312
Loans, held for sale, at fair value	99,247	48,368	14,571	310,892	473,078
Paycheck Protection Program loans	—	—	1,292,808	—	1,292,808
Mortgage backed securities, at fair value	615,797	67,151	—	—	682,948
Servicing rights	—	21,757	18,642	98,542	138,941
Investment in unconsolidated joint ventures	75,048	—	—	—	75,048
Purchased future receivables, net	13,240	—	—	—	13,240
Real estate, held for sale (1)	73,454	2,778	—	—	76,232

Liabilities
Secured borrowings	$902,892	$506,919	$305,893	$349,081	$2,064,785
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	—	—	1,132,536	—	1,132,536
Securitized debt obligations of consolidated VIEs	373,120	1,741,725	97,078	—	2,211,923
Guaranteed loan financing	—	-	386,036	—	386,036
Senior secured notes, net	42,673	130,023	7,048	—	179,744
Corporate debt, net	184,783	148,534	—	—	333,317
Convertible notes, net	55,399	51,394	5,612	—	112,405
(1) Includes assets of consolidated VIEs (2) Excludes allowance for loan losses

Income Statement Analysis and Metrics

The following table compares our consolidated statements of income:

	Three Months Ended March 31,		$ Change
(in thousands)	2021	2020	2021 vs. 2020
Interest income
Loan acquisitions	$14,534	$16,494	$(1,960)
SBC originations	39,693	39,269	424
SBA originations, acquisitions and servicing	15,432	12,471	2,961
Residential mortgage banking	2,044	1,317	727
Corporate - other	1,668	—	1,668
Total interest income	$73,371	$69,551	$3,820
Interest expense
Loan acquisitions	$(11,971)	$(11,205)	$(766)
SBC originations	(24,998)	(25,627)	629
SBA originations, acquisitions and servicing	(9,207)	(8,513)	(694)
Residential mortgage banking	(2,328)	(1,585)	(743)
Corporate - other	(2,257)	—	(2,257)
Total interest expense	$(50,761)	$(46,930)	$(3,831)
Net interest income before provision for loan losses	$22,610	$22,621	$(11)
Provision for loan losses
Loan acquisitions	$1,262	$(5,722)	$6,984
SBC originations	(1,609)	(29,828)	28,219
SBA originations, acquisitions and servicing	355	(4,254)	4,609
Residential mortgage banking	—	—	—
Total provision for loan losses	$8	$(39,804)	39,812
Net interest income after provision for loan losses	$22,618	$(17,183)	$39,801
Non-interest income
Loan acquisitions	$2,116	$(7,525)	$9,641
SBC originations	10,612	(1,027)	11,639
SBA originations, acquisitions and servicing	11,236	4,549	6,687
Residential mortgage banking	63,885	26,427	37,458
Corporate - other	1,116	99	1,017
Total non-interest income	$88,965	$22,523	$66,442
Non-interest expense
Loan acquisitions	$(6,598)	$(10,803)	$4,205
SBC originations	(8,543)	(8,085)	(458)
SBA originations, acquisitions and servicing	(11,124)	(6,093)	(5,031)
Residential mortgage banking	(33,892)	(33,200)	(692)
Corporate - other	(13,798)	(6,612)	(7,186)
Total non-interest expense	$(73,955)	$(64,793)	$(9,162)
Net income (loss) before provision for income taxes
Loan acquisitions	$(657)	$(18,761)	$18,104
SBC originations	15,155	(25,298)	40,453
SBA originations, acquisitions and servicing	6,692	(1,840)	8,532
Residential mortgage banking	29,709	(7,041)	36,750
Corporate - other	(13,271)	(6,513)	(6,758)
Total net income (loss) before provision for income taxes	$37,628	$(59,453)	$97,081

Results of Operations – Supplemental Information. Realized and unrealized gains (losses) on financial instruments are recorded in the consolidated statements of income and classified based on the nature of the underlying asset or liability.

The following table presents the components of realized and unrealized gains (losses) on financial instruments:

	Three Months Ended March 31,		$ Change
(In Thousands)	2021	2020	2021 vs. 2020
Realized gains (losses) on financial instruments
Realized gains on loans - Freddie Mac	$2,407	$1,146	$1,261
Creation of mortgage servicing rights - Freddie Mac	3,559	1,449	2,110
Realized gains on loans - SBA	3,888	3,274	614
Creation of mortgage servicing rights - SBA	959	961	(2)
Realized gain (loss) on derivatives, at fair value	(1,825)	(384)	(1,441)
Realized gain (loss) on mortgage backed securities, at fair value	293	1,210	(917)
Net realized gains (losses) - all other	(435)	(484)	49
Net realized gain on financial instruments	$8,846	$7,172	$1,674
Unrealized gains (losses) on financial instruments
Unrealized gain (loss) on loans - Freddie Mac	$(553)	$536	$(1,089)
Unrealized gain (loss) on loans - SBA	514	(1,081)	1,595
Unrealized gain (loss) on residential mortgage servicing rights, at fair value	15,354	(16,437)	31,791
Unrealized gain (loss) on derivatives, at fair value	5,832	(4,181)	10,013
Unrealized gain (loss) on mortgage backed securities, at fair value	1,828	(11,859)	13,687
Net unrealized gains (losses) - all other	(1,979)	(412)	(1,567)
Net unrealized gain (loss) on financial instruments	$20,996	$(33,434)	$54,430

Acquisition Segment Results.

Q1 2021 versus Q1 2020. Interest income decreased by $2.0 million due to a decline in the loan portfolio which was offset by an increase in the portfolio’s weighted average coupon. Interest expense increased by $0.8 million as a result of increased borrowings on the loan portfolio. The increased borrowings were offset by lower debt costs in the period as compared to the first quarter of 2020. The provision for loan loss decreased $7.0 million due to the initial implementation of CECL in the first quarter of 2020 and the subsequent recovery of certain CECL reserves in the first quarter of 2021. Non-interest income increased by $9.7 million due to the absence of unrealized losses during the first quarter of 2021 compared to $7.5 million of losses sustained in the first quarter of 2020. The decline in non-interest expense of $4.2 million was driven by the absence of REO impairments in the first quarter of 2021 whereas REO impairments were taken in the first quarter of 2020. Operating expenses were also lower in the first quarter of 2021 compared to the first quarter of 2020.

SBC Originations Segment Results.

Q1 2021 versus Q1 2020. Interest income of $39.7 million for the first quarter of 2021, represented a $0.4 million increase over the same period in 2020. This increase was due to increased loan balances offset by a decline in the portfolio’s weighted average coupon. Likewise, interest expense declined $0.6 million due to a shift in financing sources which resulted in a lower average debt cost when compared to the same period in 2020. The provision for loan loss decreased by $28.2 million due to the initial implementation of CECL in the first quarter of 2020. Non-interest income increased by $11.6 million to $10.6 million when compared to the same period in 2020. This increase was driven by increased realized gains on the sale of Freddie Mac loans during the first quarter of 2021 and certain derivative losses realized in the first quarter of 2020. Non-interest expense increased by $0.5 million due to increased operating expense associated with increased loan origination activity.

SBA Originations, Acquisitions and Servicing Segment Results.

Q1 2021 versus Q1 2020. Interest income increased by $3.0 million due to the inclusion of $1.3 billion of PPP loans in the first quarter of 2021. Interest expense increased by $0.7 million due to increase fundings on PPPLF borrowings to support PPP loan activities. The provision for loan loss decreased by $4.6 million due to the initial implementation of CECL in the first quarter of 2020. Non-interest income increased by $6.7 million when compared to the same period in 2020 due to increased premiums on the sale of guaranteed SBA 7(a) loan sales and the realization of deferred fees from PPP production in the first quarter of 2020. Non-interest expense increased $5.0 million to $11.2 million due to the incurrence of costs related to PPP originations and slight increases in operating expenses.

Residential Mortgage Banking Segment Results.

Q1 2021 versus Q1 2020. Interest income increased by $0.7 million when compared to the same period in 2020 due to an increase in the loan portfolio resulting from higher originations. A corresponding increase in debt to support the increased portfolio resulted in an increase in interest expense of $0.7 million. Non-interest income increased $37.5 million due to higher volumes and margins, as well as unrealized gain on servicing assets. Non-interest expense increased $0.7 million compared the same period in 2020 due to increased operating expenses related to increased production.

Corporate – Other.

Q1 2021 versus Q1 2020. Interest expense increased by $2.3 million due to an increase in unallocated corporate debt including the assumption of the junior subordinated notes assumed in the ANH Merger. Non-interest income remained unchanged in the first quarter of 2021 compared to the first quarter of 2020, and non-interest expense increased by $7.1 million which was driven by the ANH Merger costs incurred in 2021.

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

The following table presents a reconciliation to distributable earnings:

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Net Income	$28,947	$(51,516)	$80,463
Reconciling items:
Unrealized (gain) loss on mortgage servicing rights	(15,356)	16,437	(31,793)
Impact of ASU 2016-13 on accrual loans	(29)	35,438	(35,467)
Non-recurring REO impairment	—	2,969	(2,969)
Merger transaction costs and other non-recurring expenses	7,263	1,255	6,008
Unrealized loss on mortgage-backed securities	—	230	(230)
Unrealized loss on de-designated cash flow hedges	—	2,118	(2,118)
Total reconciling items	$(8,122)	$58,447	$(66,569)
Income tax adjustments	3,883	(5,706)	9,589
Distributable earnings	$24,708	$1,225	$23,483
Less: Distributable earnings attributable to non-controlling interests	563	25	538
Less: Income attributable to participating shares	657	463	194
Distributable earnings attributable to common stockholders	$23,488	$737	$22,751
Distributable Earnings per common share - basic and diluted	$0.41	$0.01	$0.40

Q1 2021 versus Q1 2020. Consolidated net income of $28.9 million for the first quarter of 2021 represented an increase of $80.5 million from the first quarter of 2020, primarily due to a decrease in unrealized losses on certain assets, a reduction in CECL reserves, an increase in non-interest income from residential mortgage banking volume and margins, and revenue related to PPP loans. Consolidated distributable earnings of $24.7 million for the first quarter of 2021 represented an increase of $23.5 million from the prior year, primarily due unrealized losses incurred in the first quarter of 2020, increased residential mortgage banking activities and PPP related income.

COVID-19 Impact on Operating Results

The significant and wide-ranging response of international, federal, state and local public health and governmental authorities to the COVID-19 pandemic in regions across the United States and the world, including the imposition of quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations, and the volatile economic, business and financial market conditions resulting therefrom, are expected to negatively impact our business, financial performance and operating results as we begin 2021. Although we are uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health efforts to contain and combat the spread of COVID-19 as well as the efficacy of the vaccines or other remedies and the speed of their distribution and administration, we will likely experience material deterioration in our financial performance and operating results, revenues, cash flow and/or profitability in one or more of the upcoming periods in 2021 compared to the corresponding prior-year periods. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part II, Item 1A of the Company’s Annual Report on Form 10-K.

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

Liquidity and Capital Resources

Liquidity is a measure of our ability to turn non-cash assets into cash and to meet potential cash requirements. We use significant cash to purchase SBC loans and other target assets, originate new SBC loans, pay dividends, repay principal and interest on our borrowings, fund our operations and meet other general business needs. Our primary sources of liquidity will include our existing cash balances, borrowings, including securitizations, re-securitizations, repurchase agreements, warehouse facilities, bank credit facilities and other financing agreements (including term loans and revolving facilities), the net proceeds of offerings of equity and debt securities, including our Senior Secured Notes, corporate debt, and Convertible Notes, and net cash provided by operating activities.

We are continuing to monitor the COVID-19 pandemic and its impact on us, the borrowers underlying our real estate-related assets, the tenants in the properties we own, our financing sources, and the economy as a whole. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences remain uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and liquidity remains uncertain and difficult to predict. Further discussion of the potential impacts on us from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part II, Item 1A of the Company’s Annual Report on Form 10-K.

Cash flow

Three Months Ended March 31, 2021. Cash and cash equivalents as of March 31, 2021, increased by $169.4 million to $308.4 million from December 31, 2020, primarily due to net cash provided from financing activities, partially offset by net cash used for operating and investing activities. The net cash provided from financing activities primarily reflected net proceeds from secured borrowings as a result of an increase in our origination and acquisition activities, proceeds from issuances of securitized debt, and net proceeds from corporate debt issuance, partially offset by paydowns of borrowings under repurchase agreements and dividend payments. The net cash used by operating activities primarily reflected net settlement of derivative instruments and gain on sale of residential mortgages held for sale. The net cash used for investing activities primarily reflected loan originations and purchases, partially offset by paydowns.

Three Months Ended March 31, 2020. Cash and cash equivalents as of March 31, 2020, increased by $54.3 million to $122.3 million from December 31, 2019, primarily due to net cash provided by financings activities, partially offset by net cash used for investing and operating activities. The net cash provided by financing activities primarily reflected net proceeds from secured borrowings and repurchase agreements in order to increase cash and liquidity during the quarter. The net cash used for investing activities primarily reflected loan originations and purchases, partially offset by paydowns. The net cash used for operating activities primarily reflected cash outflows on originations of new loans.

Collateralized borrowings under repurchase agreements

The following table presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase agreements during the quarter and the highest balance of any month end during the quarter (dollars in thousands):

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q2 2018	443,263	444,963	447,751
Q3 2018	610,251	526,757	610,251
Q4 2018	635,233	622,742	635,233
Q1 2019	597,963	604,107	635,233
Q2 2019	612,383	605,173	612,383
Q3 2019	876,163	744,273	876,163
Q4 2019	809,189	842,676	876,163
Q1 2020	1,159,357	984,273	1,159,357
Q2 2020	714,162	936,760	1,057,522
Q3 2020	624,549	669,356	831,200
Q4 2020	827,569	726,059	827,569
Q1 2021	1,320,644	1,785,656	1,320,644

Three Months Ended March 31, 2021. The net increase in the outstanding balances during the first quarter of 2021 was primarily due to the acquisition of ANH assets and their associated borrowings under repurchases.

Three Months Ended March 31, 2020. The net increase in the outstanding balances during the first quarter of 2020 was primarily due to an increase in liquidity due to uncertainty around COVID-19. Since then, borrowings under repurchases have reduced to normalized levels.

Debt facilities

We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by loans and investments. The following is a summary of our debt facilities:

							Carrying Value at
Lender	Asset Class	Current Maturity	Pricing	Facility Size		Pledged Assets Carrying Value	March 31, 2021	December 31, 2020
JPMorgan	Acquired loans, SBA loans	June 2021	1M L + 2.25% to 2.875%	$200,000		$56,867	$41,822	$36,604
Keybank	Freddie Mac loans	February 2022	SOFR + 1.41%	100,000		24,707	24,260	50,408
East West Bank	SBA loans	October 2022	Prime - 0.821% to + 0.29%	50,000		45,717	39,623	40,542
Credit Suisse	Acquired loans (non USD)	December 2021	Euribor + 2.50% to 3.00%	234,470	(a)	56,895	35,372	36,840
Comerica Bank	Residential loans	June 2021	1M L + 1.75%	125,000		83,075	78,687	78,312
TBK Bank	Residential loans	October 2021	Variable Pricing	150,000		141,092	139,426	123,951
Origin Bank	Residential loans	June 2021	Variable Pricing	60,000		35,251	33,899	27,450
Associated Bank	Residential loans	November 2021	1M L + 1.50%	60,000		49,863	47,670	15,556
East West Bank	Residential MSRs	September 2023	1M L + 2.50%	50,000		68,202	49,400	34,400
Credit Suisse	Purchased future receivables	June 2021	1M L + 4.50%	150,000		13,240	1,000	—
Bank of the Sierra	Real estate	August 2050	3.25% to 3.45%	22,750		32,948	22,499	22,611
PPP Participant	PPP loans	June 2021	Sold 99.61% / Buyback Par	600,000		221,940	230,483	—
Total borrowings under credit facilities and other financing agreements (b)				$1,802,220		$829,797	$744,141	$466,674
Citibank	Fixed rate, Transitional, Acquired loans	October 2021	1M L + 2.50% to 3.25%	$500,000		$247,895	$152,097	$210,735
Deutsche Bank	Fixed rate, Transitional loans	November 2021	3M L + 2.00% to 2.40%	350,000		96,830	88,831	190,567
JPMorgan	Transitional loans	November 2022	1M L + 2.25% to 4.00%	650,000		414,099	282,974	247,616
Performance Trust	Acquired loans	March 2024	1M T + 2.00%	113,000		105,627	93,532	—
Credit Suisse	Acquired loans	July 2021	L + 2.25%	100,000		98,751	81,485	—
JPMorgan	MBS	June 2021	1.39% to 2.33%	62,300		99,088	62,300	65,407
Deutsche Bank	MBS	April 2021	2.47%	13,227		20,083	13,227	16,354
Citibank	MBS	April 2021	2.72%	46,847		85,593	46,847	58,076
RBC	MBS	April 2021	2.39% to 2.59%	39,053		60,495	39,053	38,814
CSFB	MBS	April 2021	2.45%	4,078		6,549	4,078	—
Various	MBS	April 2021	Variable Pricing	106,737		183,588	106,737	—
Various	Agency MBS	May 2021	Variable Pricing	349,483		387,388	349,483	—
Total borrowings under repurchase agreements (c)				$2,334,725		$1,805,986	$1,320,644	$827,569
Total secured borrowings				$4,136,945		$2,635,783	$2,064,785	$1,294,243
(a) The current facility size is €200.0 million, but has been converted into USD for purposes of this disclosure.
(b) The weighted average interest rate of borrowings under credit facilities was 2.0% and 2.8% as of March 31, 2021 and December 31, 2020, respectively.
(c) The weighted average interest rate of borrowings under repurchase agreements was 2.1% and 3.3% as of March 31, 2021 and December 31, 2020, respectively

Financing facilities

Deutsche Bank loan repurchase facility. Our subsidiaries, ReadyCap Commercial, LLC (“ReadyCap Commercial”), Sutherland Asset I, LLC (“Sutherland Asset I”), Ready Capital Subsidiary REIT I, LLC (“Ready Capital Sub-REIT”) and Sutherland Warehouse Trust II, LLC (“Sutherland Warehouse Trust II”) renewed their master repurchase agreement in January 2020, pursuant to which ReadyCap Commercial, Sutherland Asset I, Ready Capital Sub REIT and Sutherland Warehouse Trust II may be advanced an aggregate principal amount of up to $350 million on originated mortgage loans (the “DB Loan Repurchase Facility”). As of March 31, 2021, we had $88.8 million outstanding under the DB Loan Repurchase Facility. The DB Loan Repurchase Facility is used to finance SBC loans, and the interest rate is LIBOR plus a spread, which varies depending on the type and age of the loan. The DB Loan Repurchase Facility has been extended through November 2021 and our subsidiaries have an option to extend the DB Loan Repurchase Facility for an additional year, subject to certain conditions. ReadyCap Commercial’s, Sutherland Asset I’s, Ready Capital Sub REIT’s and Sutherland Warehouse Trust II’s obligations are fully guaranteed by us.

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

JPMorgan loan repurchase facility. Our subsidiaries, ReadyCap Warehouse Financing, LLC (“ReadyCap Warehouse Financing”) and Sutherland Warehouse Trust, LLC (“Sutherland Warehouse Trust”) entered into a master repurchase agreement in December 2015, pursuant to which ReadyCap Warehouse Financing and Sutherland Warehouse Trust, may sell, and later repurchase, mortgage loans in an aggregate principal amount of up to $400 million. As of October 2019, Ready Capital Mortgage Depositor II, LLC (“Ready Capital Mortgage Depositor II”) was added to the agreement. Our subsidiaries renewed their master repurchase agreement with JPMorgan in November 2020 (the “JPM Loan Repurchase Facility”). In January 2021 the facility was amended for an upsize to $650 million from an effective date of January 14, 2021, through but excluding April 30, 2021, and thereafter downsized to $400 million. As of March 31, 2021, we had $283.0 million outstanding under the JPM Loan Repurchase Facility. The JPM Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is LIBOR plus a spread, which is determined by the lender on an asset-by-asset basis. The JPM Loan Repurchase Facility is committed through November 2022, and up to 25% of the then current unpaid obligations of ReadyCap Warehouse Financing’s, Sutherland Warehouse Trust’s and Ready Capital Mortgage Depositor II, LLC Trust’s obligations are fully guaranteed by us.

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

Performance Trust repurchase agreement: Our subsidiaries, ReadyCap Commercial and Sutherland Asset I entered into a master repurchase agreement in March 2021, pursuant to which ReadyCap Commercial and Sutherland Asset I may be advanced an aggregate principal amount of up to $113 million on performing and non-performing acquired legacy small balance commercial loans (the “Performance Trust Loan Repurchase Facility”). As of March 31, 2021, we had $93.5 million outstanding under the Performance Trust Loan Repurchase Facility. The Performance Trust Loan Repurchase Facility is committed until March 2024, and up to 25% of the then current unpaid obligations of ReadyCap Commercial’s and Sutherland Asset I’s obligations are guaranteed by us.

Citibank loan repurchase agreement. Our subsidiaries, Waterfall Commercial Depositor, LLC, Sutherland Asset I, LLC, ReadyCap Commercial, LLC and Ready Capital Subsidiary REIT I,LLC renewed a master repurchase agreement in October 2020 with Citibank, N.A., pursuant to where these subsidiaries may sell, and later repurchase, a trust certificate (the “Trust Certificate”), representing interests in mortgage loans in an aggregate principal amount of up to $500 million. As of March 31, 2021, we had $152.1 million outstanding under the Citi Loan Repurchase Facility. The Citi Loan Repurchase Facility is used to finance SBC loans, and the interest rate is one month LIBOR plus a spread, depending on asset characteristics. The Citi Loan Repurchase Facility is committed for a period of 364 days, and up to 25% of the then current unpaid obligations of Waterfall Commercial Depositor’s, Sutherland Asset I’s, Ready Capital Sub REIT’s and ReadyCap Commercial, LLC’s obligations are fully guaranteed by us.

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

Securities repurchase agreements. As of March 31, 2021, we had $621.7 million of secured borrowings related to ABS and pledged Trust Certificates with various counterparties.

General statements regarding loan and securities repurchase facilities. At March 31, 2021, we had $963.2 million in carrying value of loans pledged against our borrowings under the loan repurchase facilities and $842.8 million in carrying value fair value of ABS pledged against our securities repurchase agreement borrowings.

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

JPMorgan credit facility. We renewed our master loan and security agreement with JPMorgan in June 2020 providing for a credit facility of up to $200 million. As of March 31, 2021, we had $41.8 million outstanding under this credit facility. The credit facility is structured as a secured loan facility in which RCL and Sutherland 2016-1 JPM Grantor Trust act as borrowers. Under this facility, RCL and Sutherland 2016-1 JPM Grantor Trust pledge loans guaranteed by the SBA under the SBA Section 7(a) Loan Program, SBA 504 loans and other loans. We act as a guarantor under this facility. The agreement contains financial maintenance covenants, which include (i) total stockholders’ equity must not be permitted to be less than the sum of (a) 60% of total stockholders’ equity as of the most recent renewal date of the facility plus (b) 50% of the net proceeds of any equity issuance after the most recent renewal date (ii) maximum leverage of 3:1, excluding non-recourse indebtedness and (iii) liquidity equal to at least the lesser of (a) 4% of the sum of (without duplication) (1) any outstanding recourse indebtedness plus (2) the aggregate amount of indebtedness outstanding under the agreement. The amended terms have an interest rate based on loan type ranging from one month LIBOR (reset daily), plus a spread. The term of the facility is one year.

At March 31, 2021, we had a leverage ratio of 2.3x on a recourse debt-to-equity basis.

We maintain certain assets, which, from time to time, may include cash, unpledged SBC loans, SBC ABS and short term investments (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by our counterparties, or collectively, the “Cushion”, to meet routine margin calls and protect against unforeseen reductions in our borrowing capabilities. Our ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of our investments, our cash position and margin requirements. Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs. At March 31, 2021, we were in compliance with all debt covenants.

East West Bank credit facility. RCL renewed a senior secured revolving credit facility with East West Bank in October 2020, which provides financing of up to $50.0 million. The agreement extends for two years, with an additional one year extension at the Company’s request and pays interest equal to the Prime Rate minus 0.821% on SBA 7(a) guaranteed loans and the Prime Rate plus 0.029% on unguaranteed loans. At March 31, 2021, we were in compliance with all debt covenants.

Other credit facilities. GMFS funds its origination platform through warehouse lines of credit with five counterparties with total borrowings outstanding of $349.1 million at March 31, 2021. GMFS utilizes committed warehouse lines of credit agreements ranging from $50.0 million to $150.0 million, with expiration dates between June 2021 and September 2023. The lines of credit are collateralized by the underlying mortgages, related documents, and instruments, and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved. These agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. In addition, in connection with the acquisition of ANH, we assumed approximately $1.8 billion of secured borrowings, of which approximately $1.3 billion has been repaid as of March 31, 2021.

PPP borrowing facilities

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

In January 2021, PPP was reopened to provide funding to new borrowers and certain existing borrowers. We have elected to participate again in PPP in 2021 as both a direct lender and a service provider. We use the following two facilities in order to participate in funding PPP loans.

PPP Participant Bank financing agreements. In late January 2021 RCL entered into two agreements with a certain PPP participant bank, as follows:

1)	Master PPP Loan Participation Purchase Agreement: ReadyCap Lending (“RCL”) sells to such PPP participant bank 100% undivided, beneficial ownership interests in certain PPP originated loans with RCL retaining the record legal title to each participated PPP Loan. RCL continues to service such loans. The purchase price equals 99.825% for the first one-billion dollars of PPP Loans originated and 99.55% for all subsequent PPP Loans originated by RCL; and provided that if a participation limit increase is in effect, the purchase price for any participation effected under such participation limit increase shall be 98.75%. The purchase commitment fee paid to such PPP participant bank is $2 million.
2)	Letter Agreement Repurchase Option: RCL shall have the option to repurchase any participation that has been purchased by such PPP participant bank at a purchase price equal to the outstanding loan amount of the related PPP Loan as of the repurchase date plus any accrued interest. RCL may only exercise the repurchase option with respect to a participation during the seven Business Day period commencing on the business day immediately following the purchase date with respect to such participation. RCL established a bank account at the PPP participant bank, and is to maintain a balance of at least $10 million.

The termination date of the agreement shall mean the date as of which all of the PPP loans related to a participation sold have been paid in full and all collections with respect thereto have been paid, or when we no longer hold legal title to any

PPP loan related to a participation sold. As of March 31, 2021, we had approximately $230.4 million outstanding under this credit facility.

Paycheck Protection Program Facility borrowings. RCL utilizes the ability to receive advances from the Federal Reserve through the Paycheck Protection Program Facility (“PPPLF”). Loans are participated with a PPP participant bank in accordance with the financing agreement described above, repurchased from such PPP participant bank, and then pledged using PPPLF. The program charges an interest rate of 0.35%. As of March 31, 2021, we had approximately $1.1 billion outstanding under this credit facility.

Public debt offerings

Convertible notes. On August 9, 2017, we closed an underwritten public sale of $115.0 million aggregate principal amount of its 7.00% convertible senior notes due 2023 (the “Convertible Notes”). The Convertible Notes will mature on August 15, 2023, unless earlier repurchased, redeemed or converted. During certain periods and subject to certain conditions, the Convertible Notes will be convertible by holders into shares of our common stock. As of March 31, 2021, the conversion rate was 1.5994 shares of common stock per $25 principal amount of the Convertible Notes, which equals conversion price of approximately $15.63 per share of our common stock. Upon conversion, holders will receive, at our discretion, cash, shares of our common stock or a combination thereof.

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

Corporate debt. On April 27, 2018, we completed the public offer and sale of $50,000,000 aggregate principal amount of 6.50% Senior Notes due 2021 (the “2021 Notes”). We issued the 2021 Notes under a base indenture, dated August 9, 2017, (the “base indenture”) as supplemented by the second supplemental indenture, dated as of April 27, 2018, between us and U.S. Bank National Association, as trustee. The 2021 Notes bear interest at a rate of 6.50% per annum, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018. The 2021 Notes will mature on April 30, 2021, unless earlier redeemed or repurchased.

On March 25, 2021, we redeemed all of the outstanding 2021 Notes, at a redemption price equal to 100% of the principal amount of the 2021 Notes plus accrued and unpaid interest, for cash.

On July 22, 2019, we completed the public offer and sale of $57.5 million aggregate principal amount of 6.20% Senior Notes due 2026 (the “6.20% 2026 Notes”), which includes $7.5 million aggregate principal amount of 6.20% 2026 Notes relating to the full exercise of the underwriters’ over-allotment option. The net proceeds from the sale of the 6.20% 2026 Notes were approximately $55.3 million, after deducting underwriters’ discount and estimated offering expenses. We contributed the net proceeds to Sutherland Partners, L.P. (the “Operating Partnership”), the operating partnership subsidiary, in exchange for the issuance by the Operating Partnership of a senior note with terms that are substantially equivalent to the terms of the 6.20% 2026 Notes.

The 6.20% 2026 Notes bear interest at a rate of 6.20% per annum, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, beginning on October 30, 2019. The 6.20% 2026 Notes will mature on July 30, 2026, unless earlier repurchased or redeemed.

We may redeem for cash all or any portion of the 6.20% 2026 Notes, at our option, on or after July 30, 2022 and before July 30, 2025 at a redemption price equal to 101% of the principal amount of the 6.20% 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. On or after July 30, 2025, we may redeem for cash all or any portion of the 6.20% 2026 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 6.20% 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we undergo a change of control repurchase event, holders may require us to purchase the 6.20% 2026 Notes, in whole or in part, for cash at a repurchase price equal to 101% of the aggregate principal amount of the 6.20% 2026 Notes to be purchased, plus accrued and unpaid interest.

The 6.20% 2026 Notes are our senior obligations and will not be guaranteed by any of our subsidiaries, except to the extent described in the Indenture upon the occurrence of certain events. The 6.20% 2026 Notes rank equal in right of payment to any of our existing and future unsecured and unsubordinated indebtedness; effectively junior in right of payment to any existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness, other liabilities (including trade payables) and (to the extent not held by us) preferred stock, if any, of our subsidiaries.

On December 2, 2019, we completed an additional public offering and sale of $45.0 million aggregate principal amount of the 6.20% 2026 Notes. The new notes have the same terms (expect with respect to issue date, issue price and the date from which interest will accrue) and are fully fungible with and are treated as a single series of debt securities as the 6.20% 2026 notes we issued on July 22, 2019.

On February 10, 2021, we completed the public offer and sale of $201.3 million aggregate principal amount of 5.75% Senior Notes due 2026 (the “5.75% 2026 Notes”) which includes $26.3 million aggregate principal amount of 5.75% 2026 Notes relating to the full exercise of the underwriters’ over-allotment option. The net proceeds from the sale of the 5.75% 2026 Notes were approximately $195.2 million, after deducting underwriters’ discount and estimated offering expenses. We contributed the net proceeds to the Operating Partnership in exchange for the issuance by the Operating Partnership of a senior note with terms that are substantially equivalent to the terms of the 5.75% 2026 Notes.

The 5.75% 2026 Notes bear interest at a rate of 5.75% per annum, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, beginning on April 30, 2021. The 5.75% 2026 Notes will mature on February 15, 2026, unless earlier repurchased or redeemed.

Prior to February 15, 2023, the 5.75% 2026 Notes will not be redeemable by us. On or after February 15, 2023, we may redeem for cash all or any portion of the 5.75% 2026 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 5.75% 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we undergo a change of control repurchase event, holders may require us to purchase the 5.75% 2026 Notes, in whole or in part, for cash at a repurchase price equal to 101% of the aggregate principal amount of the 5.75% 2026 Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase, as described in greater detail in the base indenture, as supplemented by the fifth supplemental indenture dated as of February 10, 2021.

The 5.75% 2026 Notes are our senior unsecured obligations and will not be guaranteed by any of our subsidiaries, except to the extent described in the Indenture upon the occurrence of certain events. The 5.75% 2026 Notes rank equal in right of payment to any of our existing and future unsecured and unsubordinated indebtedness; effectively junior in right of payment to any of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness, other liabilities (including trade payables) and (to the extent not held by us) preferred stock, if any, of our subsidiaries.

Junior subordinated notes. On March 19, 2021, we completed the ANH Merger which included the Company taking on the outstanding junior subordinated notes (“Junior subordinated notes”) issued of ANH. On March 15, 2005 ANH issued $37,380,000 of junior subordinated notes to a newly formed statutory trust, Anworth Capital Trust I, organized by ANH under Delaware law. The trust issued $36,250,000 in trust preferred securities, of which $15,000,000 were for I-A notes and $21,250,000 for I-B notes, to unrelated third party investors. Both the junior subordinated notes and the trust preferred securities require quarterly payments and bear interest at the prevailing three-month LIBOR rate plus 3.10%, reset quarterly. Both the junior subordinated notes and the trust preferred securities will mature in 2035 and are currently redeemable, at our option, in whole or in part, without penalty. ANH used the net proceeds of this issuance to invest in Agency MBS. In accordance with ASC 810-10, Anworth Capital Trust I does not meet the requirements for consolidation.

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

ReadyCap Holdings’ and the Guarantors’ respective obligations under the Senior Secured Notes and the Guarantees are secured by a perfected first-priority lien on the capital stock of ReadyCap Holdings and ReadyCap Commercial and certain other assets owned by certain of our Company’s subsidiaries as described in greater detail in our Current Report on Form 8-K filed on June 15, 2017. The Senior Secured Notes were issued pursuant to an indenture (the "Indenture") and a first supplemental indenture (the "First Supplemental Indenture"), which contains covenants that, among other things: (i) limit the ability of our Company and its subsidiaries (including ReadyCap Holdings and the other Guarantors) to incur additional indebtedness; (ii) require that our Company maintain, on a consolidated basis, quarterly compliance with the applicable consolidated recourse indebtedness to equity ratio of our Company and consolidated indebtedness to equity ratio of our Company and specified ratios of our Company’s stockholders’ equity to aggregate principal amount of the outstanding Senior Secured Notes and our Company's consolidated unencumbered assets to aggregate principal amount of the outstanding Senior Secured Notes; (iii) limit the ability of ReadyCap Holdings and ReadyCap Commercial to pay dividends or distributions on, or redeem or repurchase, the capital stock of ReadyCap Holdings or ReadyCap Commercial; (iv) limit (1) ReadyCap Holdings’ ability to create or incur any lien on the collateral and (2) unless the Senior Secured Notes are equally and ratably secured, (a) ReadyCap Holdings’ ability to create or incur any lien on the capital stock of its wholly-owned subsidiary, ReadyCap Lending and (b) ReadyCap Holdings’ ability to permit ReadyCap Lending to create or incur any lien on its assets to secure indebtedness of its affiliates other than its subsidiaries or any securitization entity; and (v) limit ReadyCap Holdings’ and the Guarantors' ability to consolidate, merge or transfer all or substantially all of ReadyCap Holdings’ and the Guarantors’ respective properties and assets. The First Supplemental Indenture also requires that our Company ensure that the Replaceable Collateral Value (as defined therein) is not less than the aggregate principal amount of the Senior Secured Notes outstanding as of the last day of each of our Company's fiscal quarters.

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

The following table presents information on the securitization structures and related issued tranches of notes to investors:

Deal Name	Collateral Asset Class	Issuance	Active / Collapsed	Bonds Issued (in $ millions)
Trusts (Firm sponsored)
Waterfall Victoria Mortgage Trust 2011-1 (SBC1)	SBC Acquired loans	February 2011	Collapsed	$40.5
Waterfall Victoria Mortgage Trust 2011-3 (SBC3)	SBC Acquired loans	October 2011	Collapsed	143.4
Sutherland Commercial Mortgage Trust 2015-4 (SBC4)	SBC Acquired loans	August 2015	Collapsed	125.4
Sutherland Commercial Mortgage Trust 2018 (SBC7)	SBC Acquired loans	November 2018	Collapsed	217.0
ReadyCap Lending Small Business Trust 2015-1 (RCLT 2015-1)	Acquired SBA 7(a) loans	June 2015	Collapsed	189.5
ReadyCap Lending Small Business Loan Trust 2019-2 (RCLT 2019-2)	Originated SBA 7(a) loans, Acquired SBA 7(a) loans	December 2019	Active	131.0

Real Estate Mortgage Investment Conduits (REMICs)
ReadyCap Commercial Mortgage Trust 2014-1 (RCMT 2014-1)	SBC Originated conventional	September 2014	Active	$181.7
ReadyCap Commercial Mortgage Trust 2015-2 (RCMT 2015-2)	SBC Originated conventional	November 2015	Active	218.8
ReadyCap Commercial Mortgage Trust 2016-3 (RCMT 2016-3)	SBC Originated conventional	November 2016	Active	162.1
ReadyCap Commercial Mortgage Trust 2018-4 (RCMT 2018-4)	SBC Originated conventional	March 2018	Active	165.0
Ready Capital Mortgage Trust 2019-5 (RCMT 2019-5)	SBC Originated conventional	January 2019	Active	355.8
Ready Capital Mortgage Trust 2019-6 (RCMT 2019-6)	SBC Originated conventional	November 2019	Active	430.7
Waterfall Victoria Mortgage Trust 2011-2 (SBC2)	SBC Acquired loans	March 2011	Active	97.6
Sutherland Commercial Mortgage Trust 2018 (SBC6)	SBC Acquired loans	August 2017	Active	154.9
Sutherland Commercial Mortgage Trust 2019 (SBC8)	SBC Acquired loans	June 2019	Active	306.5
Sutherland Commercial Mortgage Trust 2020 (SBC9)	SBC Acquired loans	June 2020	Active	203.6

Collateralized Loan Obligations (CLOs)
Ready Capital Mortgage Financing 2017– FL1	SBC Originated transitional	August 2017	Collapsed	$198.8
Ready Capital Mortgage Financing 2018 – FL2	SBC Originated transitional	June 2018	Active	217.1
Ready Capital Mortgage Financing 2019 – FL3	SBC Originated transitional	April 2019	Active	320.2
Ready Capital Mortgage Financing 2020 – FL4	SBC Originated transitional	June 2020	Active	405.3
Ready Capital Mortgage Financing 2021 – FL5	SBC Originated transitional	Mar-21	Active	628.9

Trusts (Non-firm sponsored)
Freddie Mac Small Balance Mortgage Trust 2016-SB11	Originated agency multi-family	January 2016	Active	$110.0
Freddie Mac Small Balance Mortgage Trust 2016-SB18	Originated agency multi-family	July 2016	Active	118.0
Freddie Mac Small Balance Mortgage Trust 2017-SB33	Originated agency multi-family	June 2017	Active	197.9
Freddie Mac Small Balance Mortgage Trust 2018-SB45	Originated agency multi-family	January 2018	Active	362.0
Freddie Mac Small Balance Mortgage Trust 2018-SB52	Originated agency multi-family	September 2018	Active	505.0
Freddie Mac Small Balance Mortgage Trust 2018-SB56	Originated agency multi-family	December 2018	Active	507.3
Key Commercial Mortgage Trust 2020-S3(1)	SBC Originated conventional	September 2020	Active	263.2
(1) Contributed portion of assets into trust

We used the proceeds from the sale of the tranches issued to purchase and originate SBC and SBA loans. We are the primary beneficiary of all firm sponsored securitizations, therefore they are consolidated in our financial statements.

Contractual Obligations and Off-Balance Sheet Arrangements

Other than the items referenced above, there have been no material changes to our contractual obligations for the three months ended March 31, 2021. See Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations" in the Company's annual report on Form 10-K for further details. As of the date of this quarterly report on Form 10-Q, we had no off-balance sheet arrangements, other than as disclosed.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made, based upon information available to us at that time. The following discussion describes the critical accounting estimates that apply to our operations and require complex management judgment. This summary should be read in conjunction with our accounting policies and use of estimates included in “Notes to Consolidated Financial Statements, Note 3 – Summary of Significant Accounting Policies” included in Item 8, “Financial Statements and Supplementary Data,” in the Company’s annual report on Form 10-K.

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

Significant judgment is required when evaluating loans for impairment; therefore, actual results over time could be materially different. Refer to “Notes to Consolidated Financial Statements, Note 6 – Loans and Allowance for Credit Losses” included in this Form 10-Q for results of our loan impairment evaluation.

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

Significant judgment is required when evaluating servicing rights for impairment; therefore, actual results over time could be materially different. Refer to “Notes to Consolidated Financial Statements, Note 9 – Servicing Rights” included in this Form 10-Q for a more complete discussion of our critical accounting estimates as they pertain to servicing rights impairment.

Refer to “Notes to Consolidated Financial Statements, Note 4– Recently Issued Accounting Pronouncements” included in Item 8, “Financial Statements and Supplementary Data,” in the Company’s annual report on Form 10-K for a discussion of recent accounting developments and the expected impact to the Company.

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

The COVID-19 pandemic has adversely impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in property renovations currently planned or underway. These negative conditions may persist into the future and impair borrower’s ability to pay principal and interest due under our loan agreements. We maintain robust asset management relationships with our borrowers and have leveraged these relationships to address the potential impact of the COVID-19 pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality and retail assets. Some of our borrowers have indicated that due to the impact of the COVID-19 pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. Accordingly, we have discussed with our borrowers potential near-term defensive loan modifications, which could include repurposing of reserves, temporary deferrals of interest, or performance test or covenant waivers on loans collateralized by assets directly impacted by the COVID-19 pandemic, and which would typically be coupled with an additional equity commitment and/or guaranty from sponsors. As of March 31, 2021, approximately 1.6% of the loans in our commercial real estate portfolio are in forbearance plans. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

The following table projects the impact on our interest income and expense for the twelve month period following March 31, 2021, assuming an immediate increase or decrease of 25, 50, 75, and 100 basis points in LIBOR:

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans held for investment	$5,168	$10,431	$15,695	$20,969	$(1,351)	$(2,473)	$(3,583)	$(4,681)
Interest rate swap hedges	1,035	2,070	3,105	4,140	(1,035)	(2,070)	(3,105)	(4,140)
Total	$6,203	$12,501	$18,800	$25,109	$(2,386)	$(4,543)	$(6,688)	$(8,821)
Liabilities:
Recourse debt	$(3,105)	$(5,989)	$(8,950)	$(11,926)	$978	$1,162	$1,346	$1,496
Non-recourse debt	(3,009)	(6,018)	(9,027)	(12,037)	1,569	1,986	2,403	2,821
Total	$(6,114)	$(12,007)	$(17,977)	$(23,963)	$2,547	$3,148	$3,749	$4,317
Total Net Impact to Net Interest Income (Expense)	$89	$494	$823	$1,146	$161	$(1,395)	$(2,939)	$(4,504)

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

Counterparty risk. We finance the acquisition of a significant portion of our commercial and residential mortgage loans, MBS and other assets with our repurchase agreements, credit facilities, and other financing agreements. In connection with these financing arrangements, we pledge our mortgage loans and securities as collateral to secure the borrowings. The amount of collateral pledged will typically exceed the amount of the borrowings (i.e. the haircut) such that the borrowings will be over-collateralized. As a result, we are exposed to the counterparty if, during the term of the financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

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

The following table summarizes the Company’s exposure to its repurchase agreements and credit facilities counterparties at March 31, 2021:

(in thousands)	Borrowings under repurchase agreements and credit facilities (1)	Assets pledged on borrowings under repurchase agreements and credit facilities	Net Exposure	Exposure as a Percentage of Total Assets
Total Counterparty Exposure	$ 2,064,785	$ 2,635,783	$ 570,998	7.1%

(1) The exposure reflects the difference between (a) the amount loaned to the Company through repurchase agreements and credit facilities, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets

The following table presents information with respect to any counterparty for repurchase agreements for which our Company had greater than 5% of stockholders’ equity at risk in the aggregate at March 31, 2021:

(in thousands)	Counterparty Rating (1)	Amount of Risk (2)	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
JPMorgan Chase Bank, N.A.	A+ / Aa2	$ 178,999	16	15.2%
Citibank, N.A.	A+ / Aa3	$ 134,544	6	11.4%

(1) The counterparty ratings presented are the long-term issuer credit rating for JP Morgan and the long-term bank deposits rating for Citibank, as rated March 31, 2021 by S&P and Moody’s, respectively.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities Exchange Act of 1934, as amended (the "Exchange Act"), reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2021. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business.

On January 7, 2021, Shiva Stein, a purported shareholder of Anworth, filed a lawsuit in the United States District Court for the Central District of California, styled Shiva Stein v. Anworth Mortgage Asset Corporation, et al., No. 2:21-cv-00122 (the “Stein Action”). The Stein Action was filed against Anworth and the Anworth Board. The complaint in the Stein Action asserted that the Form S-4 Registration Statement filed on January 4, 2021, in connection with the Merger (the “Initial S-4 Filing”) contained materially incomplete and misleading information concerning financial projections and financial analyses in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Stein Action sought, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, compensatory damages against the defendants, and an award of attorneys’ and experts’ fees. On March 12, 2021, the Stein Action was voluntarily dismissed.

On January 12, 2021, Giuseppe Alescio, a purported shareholder of Anworth, filed a lawsuit in the United States District Court for the Southern District of New York, styled Giuseppe Alescio v. Anworth Mortgage Asset Corporation, et al., No. 1:21-cv-00258 (the “Alescio Action”). The Alescio Action was filed against Anworth, the Anworth Board, Ready Capital, and Merger Sub. The complaint in the Alescio Action asserted that the Initial S-4 Filing omitted material information concerning financial forecasts and financial analyses in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Alescio Action sought, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, the filing of an amendment to the registration statement that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading, and an award of attorneys’ and experts’ fees. On March 19, 2021, the Alescio Action was voluntarily dismissed.

On January 19, 2021, Joseph Sheridan, a purported shareholder of Anworth, filed a lawsuit in the United States District Court for the Southern District of New York, styled Joseph Sheridan v. Anworth Mortgage Asset Corporation, et al., No. 1:21-cv-00465 (the “Sheridan Action”). The Sheridan Action was filed against Anworth, the Anworth Board, Ready Capital, and Merger Sub. The complaint in the Sheridan Action asserted that the Initial S-4 Filing contained materially incomplete and misleading information concerning the sales process, financial projections, and financial analyses in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Sheridan Action sought, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, and an award of attorneys’ and experts’ fees. On March 19, 2021, the Sheridan Action was voluntarily dismissed.

On January 20, 2021, Ken Bishop, a purported shareholder of Anworth, filed a lawsuit in the United States District Court for the Eastern District of New York, styled Ken Bishop v. Anworth Mortgage Asset Corporation, et al., No. 1:21-cv-00331 (the “Bishop Action”). The Bishop Action was filed against Anworth and the Anworth Board. The complaint in the Bishop Action asserted that the Initial S-4 Filing contained materially false and misleading statements and omissions concerning financial projections, financial analyses, the sales process and potential conflicts of interest involving Anworth’s financial advisor, Credit Suisse Securities (USA) LLC (“Credit Suisse”), in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Bishop Action sought, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, and an award of attorneys’ and experts’ fees. On March 23, 2021, the Bishop Action was voluntarily dismissed.

On January 21, 2021, Samuel Carlisle, a purported shareholder of Anworth, filed a lawsuit in the United States District Court for the Central District of California, styled Samuel Carlisle v. Anworth Mortgage Asset Corporation, et al., No. 2:21-cv-00566 (the “Carlisle Action”). The Carlisle Action was filed against Anworth and the Anworth Board. The complaint in the Carlisle Action asserted that the Initial S-4 Filing omitted or misrepresented material information concerning financial projections, potential conflicts of interest involving Credit Suisse, and the background of the Merger, in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Carlisle Action sought, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, and an award of attorneys’ and experts’ fees. On March 19, 2021, the Carlisle Action was voluntarily dismissed.

On January 26, 2021, Reginald Padilla, a purported shareholder of Anworth, filed a lawsuit in the United States District Court for the Central District of California, styled Reginald Padilla v. Anworth Mortgage Asset Corporation, et al., No. 2:21-cv-00702 (the “Padilla Action”). The Padilla Action was filed against Anworth and the Anworth Board. The complaint in the Padilla Action asserted that the Initial S-4 Filing was materially deficient and misleading in regards to financial projections, potential conflicts of interest involving Credit Suisse, and the background of the Merger, in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Padilla Action sought, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, the filing of an amendment to the registration statement that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading, and an award of attorneys’ and experts’ fees. On March 19, 2021, the Padilla Action was voluntarily dismissed.

On February 1, 2021, Diane Antasek, as Trustee for The Diane R. Antasek Trust Agreement, April 8, 1997, and Ronald Antasek, as Trustee for the Ronald J. Antasek Sr. Trust Agreement, April 8, 1997, purported shareholders of Anworth, filed a lawsuit in the United States District Court for the Central District of California, styled Antasek et al. v. Anworth Mortgage Asset Corporation, et al., No. 2:21-cv-00917 (the “Antasek Action”). The Antasek Action was filed against Anworth and the Anworth Board. The complaint in the Antasek Action asserted that the Initial S-4 Filing was materially deficient in regards to potential conflicts of interest involving Credit Suisse, financial projections and financial valuation analyses in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and that the Anworth Board violated their fiduciary duty as a result of an unfair process for an unfair price. The Antasek Action sought, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, an order directing the Anworth Board to exercise their fiduciary duties to commence a sale process that is reasonably designed to secure the best possible consideration for Anworth and obtain a transaction which is in the best interests of Anworth and its stockholders, an award of damages sustained, and an award of attorneys’ and experts’ fees. On March 12, 2021, the Antasek Action was voluntarily dismissed.

On February 9, 2021, Sean McGillivray, a purported shareholder of Ready Capital, filed a lawsuit in the United States District Court for the Southern District of New York, styled McGillivray v. Ready Capital Corporation, et al., No. 1:21-cv-01152 (the “McGillivray Action”). The McGillivray Action was filed against Ready Capital and the Ready Capital Board. The complaint in the McGillivray Action asserted that the Form S-4/A Registration Statement filed on February 5, 2021, contained materially incomplete and misleading information concerning financial projections and financial analyses in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The McGillivray Action sought, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, compensatory damages against the defendants, and an award of attorneys’ and experts’ fees. On March 19, 2021, the McGillivray Action was voluntarily dismissed.

On February 25, 2021, Adam Franchi, a purported shareholder of Anworth, filed a lawsuit in the United States District Court for the Central District of California, styled Franchi v. Anworth Mortgage Asset Corporation, et al., No. 2:21-cv-01782 (the “Franchi Action”). The Franchi Action was filed against Anworth and the Anworth Board. The complaint in the Franchi Action asserted that the Form 424B3 filed on February 9, 2021, contained materially false and misleading statements and omissions concerning financial projections, financial analyses, the sales process and potential conflicts of interest involving Credit Suisse, in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Franchi Action sought, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, and an award of attorneys’ and experts’ fees. On March 19, 2021, the Franchi Action was voluntarily dismissed.

On March 1, 2021, Terrance Brodt, a purported shareholder of Anworth, filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania, styled Brodt v. Anworth Mortgage Asset Corporation, et al., No. 2:21-cv-00981 (the “Brodt Action”). The Brodt Action was filed against Anworth, the Anworth Board, Ready Capital and Merger Sub. The complaint in the Brodt Action asserted that the Form 424B3 filed on February 9, 2021, contained materially false and misleading statements and omissions concerning financial projections, financial analyses, and potential conflicts of interest involving Credit Suisse, in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Franchi Action sought, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, and an award of attorneys’ and experts’ fees. On March 19, 2021, the Brodt Action was voluntarily dismissed.

On February 24, 2021, Sheila Baker and Merle W. Bundick, and Benjamin Gigli, purported shareholders of Anworth, filed lawsuits in the California Superior Court, styled Baker v. McAdams, et al., No. 21STCV07569 (the “Baker Action”) and Bundick v. McAdams, et al., No. 21STCV07571 (the “Bundick Action”). On March 2, 2021, Benjamin Gigli, a purported shareholder of Anworth, also filed a lawsuit in California Superior Court, styled Gigli v. McAdams, et al., No. 21STCV08413 (the “Gigli Action,” and together with the Baker Action and the Bundick Action, the “California State Court Actions”). The California State Court Actions were filed against the Anworth Board. The complaints in the California State Court Actions assert that the Anworth Board breached their fiduciary duties by failing to properly consider acquisition proposals that were purportedly superior to the Merger, agreeing to purportedly unreasonable deal protections in connection with the Merger, and authorizing the issuance of the Form 424B3 filed on February 9, 2021, which allegedly contained materially misleading information. The California State Court Actions seek, among other things, rescissory damages and an award of attorneys’ and experts’ fees.

Ready Capital intends to vigorously defend against the California State Court Actions.

Item 1A. Risk Factors

See the Company's Annual Report on Form 10-K for the year ended December 31, 2020. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares Repurchase Program

The table below provides information with respect to common purchases by the Company during the first quarter of 2021.

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(1)
January	—	$—	—	$15,097,598
February	20,672	16.36	20,672	14,759,404
March	16,569	15.11	16,569	14,508,964
Totals / Averages	37,241	$15.81	37,241	$14,508,964

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

(2) During the three months ended March 31, 2021, certain of our employees surrendered common stock owned by them to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock units. The price paid per share is based on the price of our common stock as of the date of the withholding.

Item 3. Default Upon Senior Securities

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

3.1	*	Articles of Amendment and Restatement of ZAIS Financial Corp. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-185938)

3.2	*	Articles Supplementary of ZAIS Financial Corp. (incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-185938)

3.3	*	Articles of Amendment and Restatement of Sutherland Asset Management Corporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 4, 2016)

3.4	*	Articles of Amendment of Ready Capital Corporation (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on September 26, 2018)

3.5	*	Amended and Restated Bylaws of Ready Capital Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on September 26, 2018)

3.6	*

Articles Supplementary to the Articles of Amendment of Ready Capital Corporation designating the shares of 8.625% Series B Cumulative Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 3.6 to the Registrant's Registration Statement on Form 8-A filed with the SEC on March 19, 2021).

3.7	*

Articles Supplementary to the Articles of Amendment of Ready Capital Corporation designating the shares of 6.25% Series C Cumulative Convertible Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 3.7 to the Registrant's Registration Statement on Form 8-A filed with the SEC on March 19, 2021).

3.8	*

Articles Supplementary to the Articles of Amendment of Ready Capital Corporation designating the shares of 7.625% Series D Cumulative Redeemable Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 3.8 to the Registrant's Registration Statement on Form 8-A filed with the SEC on March 19, 2021).

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

4.11	*

Fifth Supplemental Indenture, dated as of February 10, 2021, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed February 10, 2021)

4.12	*

Specimen Preferred Stock Certificate representing the shares of 8.625% Series B Cumulative Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 4.12 of the Registrant's Registration Statement on Form 8-A filed March 19, 2021).

4.13	*

Specimen Preferred Stock Certificate representing the shares of 6.25% Series C Cumulative Convertible Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 4.13 of the Registrant's Registration Statement on Form 8-A filed March 19, 2021).

4.14	*

Specimen Preferred Stock Certificate representing the shares of 7.625% Series D Cumulative Redeemable Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 4.14 of the Registrant's Registration Statement on Form 8-A filed March 19, 2021).

10.1		Form of Restricted Stock Award Agreement

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Scheme Document

101.CAL		Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF		Inline XBRL Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

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

Ready Capital Corporation

Date: May 7, 2021	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board and Chief Executive
(Principal Executive Officer)

Date: May 7, 2021	By:	/s/ Andrew Ahlborn
Andrew Ahlborn
Chief Financial Officer
(Principal Accounting and Financial Officer)