Form 10-Q
period 2021-06-30
Ready Capital Corp
filed 2021-08-06
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Preferred Stock, 6.50% Series E Cumulative Redeemable, par value $0.0001 per share

7.00% Convertible Senior Notes due 2023

6.20% Senior Notes due 2026

	RC RC PRC RC PRE RCA RCB	New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange
5.75% Senior Notes due 2026	RCC	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

The Company has 71,231,487 shares of common stock, par value $0.0001 per share, outstanding as of August 6, 2021.

EXHIBIT 31.1 CERTIFICATIONS

EXHIBIT 31.2 CERTIFICATIONS

EXHIBIT 32.1 CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 10 U.S.C. SECTION 1350

EXHIBIT 32.2 CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 10 U.S.C. SECTION 1350

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In Thousands)	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$200,723	$138,975
Restricted cash	57,118	47,697
Loans, net (including $13,681 and $13,795 held at fair value)	2,222,284	1,550,624
Loans, held for sale, at fair value	470,184	340,288
Paycheck Protection Program loans (including $16,431 and $74,931 held at fair value)	2,178,586	74,931
Mortgage backed securities, at fair value	260,110	88,011
Loans eligible for repurchase from Ginnie Mae	173,437	250,132
Investment in unconsolidated joint ventures	86,994	79,509
Purchased future receivables, net	7,213	17,308
Derivative instruments	6,600	16,363
Servicing rights (including $100,820 and $76,840 held at fair value)	145,265	114,663
Real estate, held for sale	71,267	45,348
Other assets	120,214	89,503
Assets of consolidated VIEs	2,976,897	2,518,743
Total Assets	$8,976,892	$5,372,095
Liabilities
Secured borrowings	1,703,034	1,294,243
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	2,286,624	76,276
Securitized debt obligations of consolidated VIEs, net	2,309,217	1,905,749
Convertible notes, net	112,684	112,129
Senior secured notes, net	179,825	179,659
Corporate debt, net	333,669	150,989
Guaranteed loan financing	363,955	401,705
Liabilities for loans eligible for repurchase from Ginnie Mae	173,437	250,132
Derivative instruments	3,717	11,604
Dividends payable	33,968	19,746
Accounts payable and other accrued liabilities	180,018	135,655
Total Liabilities	$7,680,148	$4,537,887
Preferred stock Series C, liquidation preference $25.00 per share (refer to Note 21)	8,361	—
Stockholders’ Equity
Preferred stock Series B, D, and E, liquidation preference $25.00 per share (refer to Note 21)	209,619	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 71,231,422 and 54,368,999 shares issued and outstanding, respectively	7	5
Additional paid-in capital	1,090,162	849,541
Retained earnings (deficit)	(23,105)	(24,203)
Accumulated other comprehensive loss	(7,157)	(9,947)
Total Ready Capital Corporation equity	1,269,526	815,396
Non-controlling interests	18,857	18,812
Total Stockholders’ Equity	$1,288,383	$834,208
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$8,976,892	$5,372,095

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except share data)	2021	2020	2021	2020
Interest income	$103,047	$63,211	$176,418	$132,762
Interest expense	(55,415)	(43,408)	(106,176)	(90,338)
Net interest income before provision for loan losses	$47,632	$19,803	$70,242	$42,424
Recovery of (provision for) loan losses	(5,517)	591	(5,509)	(39,214)
Net interest income after recovery of (provision for) loan losses	$42,115	$20,394	$64,733	$3,210
Non-interest income
Residential mortgage banking activities	36,690	80,564	78,099	117,233
Net realized gain on financial instruments and real estate owned	17,183	7,438	26,029	14,610
Net unrealized gain (loss) on financial instruments	4,612	(13,744)	25,608	(47,178)
Servicing income, net of amortization and impairment of $2,604 and $4,546 for the three and six months ended June 30, 2021, and $1,277 and $3,001 for three and six months ended June 30, 2020, respectively	11,928	8,982	27,563	17,079
Income on purchased future receivables, net of allowance for doubtful accounts of $587 and $1,540 for the three and six months ended June 30, 2021, and $1,771 and $8,688 for three and six months ended June 30, 2020, respectively	2,779	5,586	5,096	9,069
Income (loss) on unconsolidated joint ventures	3,361	507	2,552	(3,030)
Other income (loss)	(688)	31,594	(117)	35,667
Total non-interest income	$75,865	$120,927	$164,830	$143,450
Non-interest expense
Employee compensation and benefits	(24,270)	(27,288)	(47,047)	(46,224)
Allocated employee compensation and benefits from related party	(3,299)	(1,250)	(5,422)	(2,500)
Variable expenses on residential mortgage banking activities	(21,421)	(36,446)	(36,906)	(56,575)
Professional fees	(2,872)	(1,919)	(5,854)	(4,475)
Management fees – related party	(2,626)	(2,666)	(5,319)	(5,227)
Incentive fees – related party	(286)	(3,506)	(286)	(3,506)
Loan servicing expense	(6,851)	(10,327)	(12,955)	(15,898)
Merger related expenses	(1,266)	(11)	(7,573)	(58)
Other operating expenses	(17,190)	(17,745)	(32,674)	(31,487)
Total non-interest expense	$(80,081)	$(101,158)	$(154,036)	$(165,950)
Income (loss) before provision for income taxes	$37,899	$40,163	$75,527	$(19,290)
Income tax (provision) benefit	(6,995)	(5,500)	(15,676)	2,437
Net income (loss)	$30,904	$34,663	$59,851	$(16,853)
Less: Dividends on preferred stock	3,224	—	3,505	—
Less: Net income (loss) attributable to non-controlling interest	444	810	1,103	(254)
Net income (loss) attributable to Ready Capital Corporation	$27,236	$33,853	$55,243	$(16,599)

Earnings (loss) per common share - basic	$0.38	$0.62	$0.85	$(0.33)
Earnings (loss) per common share - diluted	$0.38	$0.62	$0.85	$(0.33)

Weighted-average shares outstanding
Basic	71,221,806	53,980,451	64,059,509	52,982,246
Diluted	71,385,603	54,013,958	64,209,934	53,015,753

Dividends declared per share of common stock	$0.42	$0.25	$0.82	$0.65

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Net income (loss)	$30,904	$34,663	$59,851	$(16,853)
Other comprehensive income (loss) - net change by component
Net change in hedging derivatives (cash flow hedges)	124	(22)	2,102	(3,149)
Foreign currency translation adjustment	(240)	(325)	751	(630)
Other comprehensive income (loss)	$(116)	$(347)	$2,853	$(3,779)
Comprehensive income (loss)	$30,788	$34,316	$62,704	$(20,632)
Less: Comprehensive income (loss) attributable to non-controlling interests	475	803	1,198	(333)
Comprehensive income (loss) attributable to Ready Capital Corporation	$30,313	$33,513	$61,506	$(20,299)

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three Months Ended June 30, 2021
	Preferred Stock Shares Outstanding			Common Stock	Preferred Stock			Common Stock	Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Series B	Series D	Series E	Shares Outstanding	Series B	Series D	Series E	Par Value	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at April 1, 2021	1,919,378	2,010,278	—	71,221,699	$47,984	$50,257	$—	$7	$1,088,512	$(20,027)	$(7,042)	$1,159,691	$19,061	$1,178,752
Dividend declared:
Common stock ($0.42 per share)	—	—	—	—	—	—	—	—	—	(30,312)	—	(30,312)	—	(30,312)
OP units	—	—	—	—	—	—	—	—	—	—	—	—	(494)	(494)
$0.5390625 per Series B preferred share	—	—	—	—	—	—	—	—	—	(1,036)	—	(1,036)	—	(1,036)
$0.3906250 per Series C preferred share	—	—	—	—	—	—	—	—	—	(193)	—	(193)	—	(193)
$0.4765625 per Series D preferred share	—	—	—	—	—	—	—	—	—	(958)	—	(958)	—	(958)
$0.2256940 per Series E preferred share	—	—	—	—	—	—	—	—	—	(1,039)	—	(1,039)	—	(1,039)
Equity issuances	—	—	4,600,000	—	—	—	111,378	—	—	—	—	111,378	—	111,378
Offering costs	—	—	—	—	—	—	—	—	(70)	—	—	(70)	(1)	(71)
Distributions, net	—	—	—	—	—	—	—	—	—	—	—	—	(150)	(150)
Equity component of 2017 convertible note issuance	—	—	—	—	—	—	—	—	(103)	—	—	(103)	(2)	(105)
Stock-based compensation	—	—	—	9,723	—	—	—	—	1,823	—	—	1,823	—	1,823
Share repurchases	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	30,460	—	30,460	444	30,904
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(115)	(115)	(1)	(116)
Balance at June 30, 2021	1,919,378	2,010,278	4,600,000	71,231,422	$47,984	$50,257	$111,378	$7	$1,090,162	$(23,105)	$(7,157)	$1,269,526	$18,857	$1,288,383

	Three Months Ended June 30, 2020
	Preferred Stock Shares Outstanding			Common Stock	Preferred Stock			Common Stock	Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Series B	Series D	Series E	Shares Outstanding	Series B	Series D	Series E	Par Value	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at April 1, 2020	—	—	—	52,091,850	$—	$—	$—	$5	$837,064	$(69,605)	$(9,536)	$757,928	$17,631	$775,559
Dividend declared on common stock ($0.25 per share)	—	—	—	—	—	—	—	—	—	(14,003)	—	(14,003)	—	(14,003)
Dividend declared on OP units	—	—	—	—	—	—	—	—	—	—	—	—	(294)	(294)
Stock issued in connection with stock dividend	—	—	—	2,764,487	—	—	—	—	17,033	—	—	17,033	362	17,395
Contributions, net	—	—	—	—	—	—	—	—	—	—	—	—	(50)	(50)
Offering costs	—	—	—	—	—	—	—	—	(7)	—	—	(7)	—	(7)
Equity component of 2017 convertible note issuance	—	—	—	—	—	—	—	—	(95)	—	—	(95)	(2)	(97)
Stock-based compensation	—	—	—	16,452	—	—	—	—	227	—	—	227	—	227
Net income	—	—	—	—	—	—	—	—	—	33,853	—	33,853	810	34,663
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(340)	(340)	(7)	(347)
Balance at June 30, 2020	—	—	—	54,872,789	$—	$—	$—	$5	$854,222	$(49,755)	$(9,876)	$794,596	$18,450	$813,046

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Six Months Ended June 30, 2021
	Preferred Stock Shares Outstanding			Common Stock	Preferred Stock			Common Stock	Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Series B	Series D	Series E	Shares Outstanding	Series B	Series D	Series E	Par Value	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at January 1, 2021	—	—	—	54,368,999	$—	$—	$—	$5	$849,541	$(24,203)	$(9,947)	$815,396	$18,812	$834,208
Dividend declared:
Common stock ($0.82 per share)	—	—	—	—	—	—	—	—	—	(54,145)	—	(54,145)	—	(54,145)
OP units	—	—	—	—	—	—	—	—	—	—	—	—	(964)	(964)
$0.5390625 per Series B preferred share	—	—	—	—	—	—	—	—	—	(1,162)	—	(1,162)	(1)	(1,163)
$0.3906250 per Series C preferred share	—	—	—	—	—	—	—	—	—	(230)	—	(230)	—	(230)
$0.4765625 per Series D preferred share	—	—	—	—	—	—	—	—	—	(1,074)	—	(1,074)	(1)	(1,075)
$0.2256940 per Series E preferred share	—	—	—	—	—	—	—	—	—	(1,039)	—	(1,039)	—	(1,039)
Shares issued pursuant to merger transactions	1,919,378	2,010,278	—	16,774,337	47,984	50,257	—	2	239,535	—	—	337,778	—	337,778
Equity issuances	—	—	4,600,000	—	—	—	111,378	—	—	—	—	111,378	—	111,378
Offering costs	—	—	—	—	—	—	—	—	(70)	—	—	(70)	(1)	(71)
Equity component of 2017 convertible note issuance	—	—	—	—	—	—	—	—	(202)	—	—	(202)	(4)	(206)
Distributions, net	—	—	—	—	—	—	—	—	—	—	—	—	(150)	(150)
Stock-based compensation	—	—	—	125,327	—	—	—	—	2,345	—	—	2,345	—	2,345
Share repurchases	—	—	—	(37,241)	—	—	—	—	(987)	—	—	(987)	—	(987)
Net income	—	—	—	—	—	—	—	—	—	58,748	—	58,748	1,103	59,851
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	2,790	2,790	63	2,853
Balance at June 30, 2021	1,919,378	2,010,278	4,600,000	71,231,422	$47,984	$50,257	$111,378	$7	$1,090,162	$(23,105)	$(7,157)	$1,269,526	$18,857	$1,288,383

	Six Months Ended June 30, 2020
	Preferred Stock Shares Outstanding			Common Stock	Preferred Stock			Common Stock	Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Series B	Series D	Series E	Shares Outstanding	Series B	Series D	Series E	Par Value	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at January 1, 2020	—	—	—	51,127,326	$—	$—	$—	$5	$822,837	$8,746	$(6,176)	$825,412	$19,372	$844,784
Cumulative-effect adjustment upon adoption of ASU 2016-13, net of taxes (Note 4)	—	—	—	—	—	—	—	—	—	(6,599)	—	(6,599)	(155)	(6,754)
Dividend declared on common stock ($0.65 per share)	—	—	—	—	—	—	—	—	—	(35,303)	—	(35,303)	—	(35,303)
Dividend declared on OP units	—	—	—	—	—	—	—	—	—	—	—	—	(741)	(741)
Stock issued in connection with stock dividend	—	—	—	2,764,487	—	—	—	—	17,033	—	—	17,033	362	17,395
Equity issuances	—	—	—	900,000	—	—	—	—	13,410	—	—	13,410	—	13,410
Offering costs	—	—	—	—	—	—	—	—	(45)	—	—	(45)	(1)	(46)
Distributions, net	—	—	—	—	—	—	—	—	—	—	—	—	(50)	(50)
Equity component of 2017 convertible note issuance	—	—	—	—	—	—	—	—	(187)	—	—	(187)	(4)	(191)
Stock-based compensation	—	—	—	76,822	—	—	—	—	1,121	—	—	1,121	—	1,121
Manager incentive fee paid in stock	—	—	—	4,154	—	—	—	—	53	—	—	53	—	53
Net income	—	—	—	—	—	—	—	—	—	(16,599)	—	(16,599)	(254)	(16,853)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(3,700)	(3,700)	(79)	(3,779)
Balance at June 30, 2020	—	—	—	54,872,789	$—	$—	$—	$5	$854,222	$(49,755)	$(9,876)	$794,596	$18,450	$813,046

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
(In Thousands)	2021	2020
Cash Flows From Operating Activities:
Net income	$59,851	$(16,853)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	(8,367)	17,389
Provision for (recovery of) loan losses	5,509	39,214
Impairment loss on real estate, held for sale	1,278	3,075
Change in repair and denial reserve	6,095	2,768
Net settlement of derivative instruments	(62,474)	(9,454)
Origination of loans, held for sale, at fair value	(2,899,959)	(2,282,920)
Proceeds from disposition and principal payments of loans, held for sale, at fair value	2,961,060	2,265,362
Realized (gains) losses, net	(92,704)	(122,336)
Unrealized (gains) losses, net	(27,155)	47,790
Net (income) loss of unconsolidated joint ventures, net of distributions	(2,342)	3,030
Foreign currency (gains) losses, net	1,443	(653)
Payoff of purchased future receivables, net of originations	8,465	7,387
Allowance for doubtful accounts on purchased future receivables	1,630	8,688
Net changes in operating assets and liabilities
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	8,624	12,817
Receivable from third parties	34,487	940
Other assets	(10,871)	1,477
Accounts payable and other accrued liabilities	36,362	70,307
Net cash provided by (used for) operating activities	$20,932	$48,028
Cash Flows From Investing Activities:
Origination of loans	(1,497,521)	(473,834)
Purchase of loans	(17,100)	(53,053)
Proceeds from disposition and principal payment of loans	367,055	371,699
Origination of Paycheck Protection Program loans	(2,134,612)	—
Purchase of Paycheck Protection Program loans	(3,866)	—
Proceeds from disposition and principal payment of Paycheck Protection Program loans	62,366	—
Purchase of mortgage backed securities, at fair value	—	(1,576)
Proceeds from sale and principal payment of mortgage backed securities, at fair value	1,846,109	8,546
Proceeds from sale of real estate	2,094	8,955
Funding of unconsolidated joint ventures	(15,686)	(1,698)
Proceeds on unconsolidated joint venture in excess of earnings recognized	10,543	3,579
Cash acquired in connection with the ANH Merger, net of cash paid	49,917	—
Net cash provided by (used for) investing activities	$(1,330,701)	$(137,382)
Cash Flows From Financing Activities:
Proceeds from secured borrowings	6,830,648	3,626,223
Payment of secured borrowings	(8,204,704)	(3,561,787)
Proceeds from the Paycheck Protection Program Liquidity Facility borrowings	2,295,535	—
Payment of the Paycheck Protection Program Liquidity Facility borrowings	(85,187)	—
Proceeds from issuance of securitized debt obligations of consolidated VIEs	696,840	495,220
Payment of securitized debt obligations of consolidated VIEs	(290,645)	(168,042)
Proceeds from corporate debt	195,768	—
Payment of corporate debt	(50,000)	—
Payment of guaranteed loan financing	(44,873)	(59,325)
Payment of deferred financing costs	(16,708)	(9,417)
Equity issuance, net of offering costs	111,307	13,364
Distributions from non-controlling interests, net	(150)	(50)
Dividend payments	(44,394)	(25,427)
Share repurchase program	(987)	—
Tender offer of preferred shares	(11,133)	—
Net cash provided by (used for) financing activities	$1,381,317	$310,759
Net increase (decrease) in cash, cash equivalents, and restricted cash	71,548	221,405
Cash, cash equivalents, and restricted cash beginning balance	200,482	127,980
Cash, cash equivalents, and restricted cash ending balance	$272,030	$349,385

Supplemental disclosures:

Cash paid for interest	$91,099	$79,394
Cash paid (received) for income taxes	$416	$—
Stock-based compensation	$2,345	$1,121
Non-cash investing activities
Loans transferred from loans, held for sale, at fair value to loans, net	$—	$509
Loans transferred from loans, net to loans, held for sale, at fair value	$1,793	$—
Loans transferred to real estate owned	$1,388	$8,609
Non-cash financing activities
Dividend paid in stock	$—	$17,395
Share-based component of incentive fees	$—	$53
Cash, cash equivalents, and restricted cash reconciliation
Cash and cash equivalents	$200,723	$257,017
Restricted cash	57,118	91,539
Cash, cash equivalents, and restricted cash in assets of consolidated VIEs	14,189	829
Cash, cash equivalents, and restricted cash ending balance	$272,030	$349,385

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

Sutherland Partners, LP (the “Operating Partnership”) holds substantially all of our assets and conducts substantially all of our business. As of June 30, 2021 and December 31, 2020, the Company owned approximately 98.4% and 97.9% of the Operating Partnership, respectively. The Company, as sole general partner of the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Therefore, the Company consolidates the Operating Partnership.

The Company reports its results of operations through the following four business segments: i) Acquisitions, ii) SBC Originations, iii) Small Business Lending, and iv) Residential Mortgage Banking, with the remaining amounts recorded in Corporate- Other. The Company’s acquisition and origination platforms consist of the following four operating segments:

●	Acquisitions. We acquire performing and non-performing SBC loans as part of our business strategy. We hold performing SBC loans to term, and we seek to maximize the value of the non-performing SBC loans acquired by us through borrower-based resolution strategies. We typically acquire non-performing loans at a discount to their unpaid principal balance (“UPB”) when we believe that resolution of the loans will provide attractive risk-adjusted returns.

●	SBC Originations. We originate SBC loans secured by stabilized or transitional investor properties using multiple loan origination channels through our wholly-owned subsidiary, ReadyCap Commercial, LLC (“ReadyCap Commercial”). These originated loans are generally held-for-investment or placed into securitization structures. Additionally, as part of this segment, we originate and service multi-family loan products under the Federal Home Loan Mortgage Corporation’s Small Balance Loan Program (“Freddie Mac” and the “Freddie Mac program”). These originated loans are held for sale, then sold to Freddie Mac.

●	Small Business Lending. We acquire, originate and service owner-occupied loans guaranteed by the SBA under its Section 7(a) loan program (the “SBA Section 7(a) Program”) through our wholly-owned subsidiary, ReadyCap Lending, LLC (“ReadyCap Lending”). We hold an SBA license as one of only 14 non-bank Small Business Lending Companies (“SBLCs”) and have been granted preferred lender status by the SBA. These originated loans are either held-for-investment, placed into securitization structures, or sold. We also acquire purchased future receivables and originate small balance SBA loans through our Knight Capital platform (“Knight Capital”). Knight Capital, which we acquired in 2019, is a technology-driven platform that provides working capital to small and medium sized businesses across the U.S. In the second quarter of 2021, our Chief Executive Officer, as our Chief Operating Decision Maker (“CODM”), realigned our business segments to include Knight Capital in the Small Business Lending segment from the Acquisitions segment to be more closely aligned with the activities of, and projections for, Knight Capital. We have recasted prior period amounts and segment information to conform to this presentation.

●	Residential Mortgage Banking. We operate our residential mortgage loan origination segment through our wholly-owned subsidiary, GMFS, LLC ("GMFS"). GMFS originates residential mortgage loans eligible to be purchased, guaranteed or insured by the Federal National Mortgage Association (“Fannie Mae”), Freddie Mac, Federal Housing Administration (“FHA”), U.S. Department of Agriculture (“USDA”) and U.S. Department of Veterans Affairs (“VA”) through retail, correspondent and broker channels. These originated loans are then sold to third parties, primarily agency lending programs.

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

The acquisition of ANH increased the Company’s equity capitalization, supported continued growth of the Company’s platform and execution of the Company’s strategy, and provided the Company with improved scale, liquidity and capital alternatives, including additional borrowing capacity. Also, the stockholder base resulting from the acquisition of ANH enhanced the trading volume and liquidity for our stockholders. In addition, part of our strategy in acquiring ANH was to manage the liquidation and runoff of certain assets within the ANH portfolio and repay certain indebtedness on the ANH portfolio following the completion of the ANH Merger, and to redeploy the capital into opportunities in our core SBC strategies and other assets we expect will generate attractive risk-adjusted returns and long-term earnings accretion. Consistent with this strategy, at June 30, 2021, we have liquidated approximately $1.8 billion of assets within the ANH portfolio, primarily consisting of Agency RMBS, and repaid approximately $1.6 billion of indebtedness on the portfolio.

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

Note 2. Basis of Presentation

The unaudited interim consolidated financial statements herein referred to as the “consolidated financial statements” as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020 and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)—as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

Loans, held at fair value. Loans, held at fair value represent certain loans originated by the Company for which we have elected the fair value option. Interest is recognized as interest income in the consolidated statements of income when earned and deemed collectible. Changes in fair value are recurring and are reported as net unrealized gain (loss) on financial instruments in the consolidated statements of income.

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

Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected. In addition, based on issued regulatory guidance provided by federal and state regulatory agencies, a loan modification is not considered a TDR if: (1) made in response to the COVID-19 pandemic; (2) the borrower was current on payments at the time the modification program was implemented; (3) the modification was short-term (e.g., six months).

Loans, held for sale, at fair value

Loans, held for sale, at fair value are loans that are expected to be sold to third parties in the near term. Interest is recognized as interest income in the consolidated statements of income when earned and deemed collectible. For loans originated by our SBC originations and SBA originations segments, changes in fair value are recurring and are reported as net unrealized gain (loss) on financial instruments in the consolidated statements of income. For originated SBA loans, the guaranteed portion is held for sale, at fair value. For loans originated by GMFS, changes in fair value are reported as residential mortgage banking activities in the consolidated statements of income.

Paycheck Protection Program loans

Paycheck Protection Program (“PPP”) loans originated in response to the COVID-19 pandemic are described in Note 20. The Company has elected the fair value option for the loans originated by the Company for the first round of the program. Interest is recognized as interest income in the consolidated statements of income when earned and deemed collectible. Changes in fair value are recurring and are reported as net unrealized gain (loss) on financial instruments in the consolidated statements of income, although the PPP includes a 100% guarantee from the federal government and principal forgiveness for borrowers if the funds were used for defined purposes.

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

Derivative instruments, at fair value

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments, currently comprised of credit default swaps (“CDSs”), interest rate swaps, TBA agency securities, FX forwards and interest rate lock commitments (“IRLCs”) as part of our risk management strategy. The Company accounts for derivative instruments under ASC 815, Derivatives and Hedging. All derivatives are reported as either assets or liabilities in the consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings unless hedge accounting is elected. As of June 30, 2021 and December 31, 2020, the Company has offset $3.1 million and $5.0 million, respectively, of cash collateral receivable against our gross derivative liability positions. As of June 30, 2021 and December 31, 2020, the Company has not offset $6.7 million and $10.5 million, respectively, of cash collateral receivable against our derivative liability positions and is included in restricted cash in the consolidated balance sheets.

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

In May 2021, we discontinued hedge accounting for the anticipated issuance of securitized debt obligations for certain hedges. As a general rule, derivative gains or losses reported in AOCI are required to be recorded in earnings when it becomes probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period thereafter. The guidance in ASC 815 includes an exception to the general rule when extenuating circumstances that are outside the control or influence of the reporting entity cause the forecasted transaction to be probable of occurring on a date that is beyond the additional two-month period. The issuance of the securitized debt obligations was delayed beyond the additional two-month period due to the uncertainty in the capital markets and lower origination volumes as a result of the COVID-19 pandemic. Since the delay was caused by extenuating circumstances related to the COVID-19 pandemic and the issuance of securitized debt obligations remains probable over a reasonable time period after the additional two-month period, the discontinued cash flow hedges qualify for the exception in accordance with FASB Staff Q&A Topic 815: Cashflow hedge accounting affected by the Covid 19-Pandemic. Accordingly, the previously recorded net derivative instrument gains or losses related to the discontinued cash flow hedges will remain in AOCI. Gains and losses from the derivative instruments will be recorded in the earnings from the date of the discontinuation of cash flow hedges.

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

Goodwill

The Company recorded goodwill in connection with the Company’s acquisition of Knight Capital and the ANH Merger. Goodwill is not amortized, but rather, is tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. Goodwill as of June 30, 2021, represents the excess of the consideration transferred over the fair value of net assets acquired in connection with the acquisition of Knight Capital and the ANH Merger.

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

Borrowings under credit facilities and other financing agreements. The Company accounts for borrowings under credit facilities and other financing agreements under ASC 470, Debt. The Company partially finances its loans, net through credit agreements and other financing agreements with various counterparties. These borrowings are collateralized by loans, held-for-investment, and loans, held for sale, at fair value and have maturity dates within two years from the consolidated balance sheet date. If the fair value (as determined by the applicable counterparty) of the collateral securing these borrowings decreases, we may be subject to margin calls during the period the borrowings are outstanding. In instances where we do not satisfy the margin calls within the required time frame, the counterparty may retain the collateral and pursue collection of any outstanding debt amount from us. Interest paid and accrued in connection with credit facilities is recorded as interest expense in the consolidated statements of income.

Borrowings under repurchase agreements. The Company accounts for borrowings under repurchase agreements under ASC 860, Transfers and Servicing. Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Through June 30, 2021, none of our repurchase agreements have been accounted for as components of linked transactions. All securities financed through a repurchase agreement have remained on our consolidated balance sheets as an asset and cash received from the lender was recorded on our consolidated balance sheets as a liability. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense in the consolidated statements of income.

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

We have elected the fair value option for certain loans held-for-sale originated by the Company that we intend to sell in the near term. The fair value elections for loans, held for sale, at fair value originated by the Company were made due to the short-term nature of these instruments. This includes loans originated in round 1 of the Paycheck Protection Program, loans held-for-sale originated by GMFS that the Company intends to sell in the near term and residential mortgage servicing rights.

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

We provide for exposure in connection with uncertain tax positions, which requires significant judgment by management including determination, based on the weight of the tax law and available evidence, that it is more-likely-than-not that a tax result will be realized. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense on our consolidated statements of income. As of June 30, 2021 and December 31, 2020, we accrued no taxes, interest or penalties related to uncertain tax positions. In addition, we do not anticipate a change in this position in the next 12 months.

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

Gains and losses from the sale of mortgage loans held for sale are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale and is included in residential mortgage banking activities, in the consolidated statements of income. Sales proceeds reflect the cash received from investors from the sale of a loan plus the servicing release premium if the related MSR is sold. Gains and losses also include the unrealized gains and losses associated with the mortgage loans held for sale and the realized and unrealized gains and losses from derivative instruments.

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
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

Provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. The guidance generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination.

The Company has loan, security, and debt agreements that incorporate LIBOR as a reference interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on our business or on the overall financial markets.

Issued March 2020

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this update refine the scope for certain optional expedients and exceptions for contract modifications and hedge accounting to apply to derivative contracts and certain hedging relationships affected by the discounting transition. Guidance is optional and may be elected over time, through December 31, 2022 using a prospective application on all eligible contract modifications.

The Company has not adopted any of the optional expedients or exceptions through June 30, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions.
ASU 2020-06, Debt – Debt with Conversion and other Options and Derivatives and Hedging-Contracts in Entity’s Own Equity (Topic 470-20)

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

Note 5. Business Combinations

On March 19, 2021, the Company completed a merger agreement with ANH, a specialty finance company that focuses primarily on residential mortgage-backed securities and residential loans that are either rated “investment grade” or are guaranteed by federally sponsored enterprises. See Note 1 for more information about the ANH Merger. The consideration transferred was allocated to the assets acquired and liabilities assumed based on their respective fair values. The methodologies used and key assumptions made to estimate the fair value of the assets acquired and liabilities assumed are primarily based on future cash flows and discount rates.

The following table summarizes the fair value of assets acquired and liabilities assumed from the merger:

(In Thousands)	March 19, 2021
Assets
Cash and cash equivalents	$110,545
Mortgage backed securities, at fair value	2,010,504
Loans, held for sale, at fair value	102,798
Real estate, held for sale	26,107
Accrued interest	8,183
Other assets	38,216
Total assets acquired	$2,296,353
Liabilities
Secured borrowings	1,784,047
Corporate debt, net	36,250
Derivative instruments, at fair value	60,719
Accounts payable and other accrued liabilities	4,811
Total liabilities assumed	$1,885,827
Net assets acquired	$410,526

For acquired loan receivables, the gross contractual unpaid principal acquired is $98.3 million and we expect to collect all contractual amounts.

The following table illustrates the aggregate consideration transferred, net assets acquired, and the related goodwill:

(In thousands, except per share data)
Fair value of net assets acquired		$410,526

ANH shares outstanding at March 19, 2021		99,374
Exchange ratio	x	0.1688
Shares issued		16,774
Market price as of March 19, 2021		$14.28
Consideration transferred based on value of common shares issued		$239,537

Cash paid per share		$0.61
Cash paid based on outstanding ANH shares		$60,626

Preferred Stock, Series B Issued		1,919,378
Market price as of March 19, 2021		$25.00
Consideration transferred based on value of Preferred Stock, Series B issued		$47,984

Preferred Stock, Series C Issued		779,743
Market price as of March 19, 2021		$25.00
Consideration transferred based on value of Preferred Stock, Series C issued		$19,494

Preferred Stock, Series D Issued		2,010,278
Market price as of March 19, 2021		$25.00
Consideration transferred based on value of Preferred Stock, Series D shares issued		$50,257

Total consideration transferred		$417,898

Goodwill		$7,372

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

As of June 30, 2021, the goodwill recorded in the ANH Merger has not been allocated to any reporting unit because the benefitting reportable segment has yet to be determined.

The following pro-forma income and earnings (unaudited) of the combined company are presented as if the merger had occurred on January 1, 2021 and January 1, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Selected Financial Data
Interest income	$103,047	$83,623	$188,167	$188,937
Interest expense	(55,415)	(53,455)	(109,704)	(123,772)
Recovery of (provision for) loan losses	(5,517)	27	(5,509)	(39,833)
Non-interest income	75,865	150,970	167,555	170,433
Non-interest expense	(80,081)	(104,163)	(159,665)	(400,637)
Income (loss) before provision for income taxes	37,899	77,002	80,844	(204,872)
Income tax benefit (expense)	(6,995)	(5,500)	(15,676)	2,437
Net income (loss)	$30,904	$71,502	$65,168	$(202,435)

Non-recurring pro-forma transaction costs directly attributable to the merger were $1.3 million and $7.6 million, respectively, for the three and six months ended June 30, 2021, and have been deducted from the non-interest expense amount above. These costs included legal, accounting, valuation, and other professional or consulting fees directly attributable to the merger.

Note 6. Loans and allowance for credit losses

The accounting for a loan depends on management’s strategy for the loan, and on whether the loan was credit-deteriorated at the date of acquisition. The Company accounts for loans based on the following loan program categories:

●	Originated or purchased loans held-for-investment – originated transitional loans, originated conventional SBC and SBA loans, or acquired loans with no signs of credit deterioration at the time of purchase
●	Loans, held at fair value – certain originated conventional SBC loans for which the Company has elected the fair value option
●	Loans, held-for-sale, at fair value – originated or acquired loans that we intend to sell in the near term
●	Paycheck Protection Program loans, held at fair value – SBA loans originated in round 1 of the PPP program for which the Company has elected the fair value option
●	Paycheck Protection Program loans, held-for-investment – SBA loans originated in round 2 of the PPP program

Loan portfolio

The following table summarizes the classification, UPB, and carrying value of loans held by the Company including loans of consolidated VIEs:

	June 30, 2021		December 31, 2020
(In Thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Originated Transitional loans	$1,323,784	$1,334,668	$530,671	$535,963
Originated SBA 7(a) loans	311,905	317,386	310,537	314,938
Acquired SBA 7(a) loans	177,266	184,200	201,066	210,115
Originated SBC loans	176,393	170,469	173,190	167,470
Acquired loans	252,093	257,071	351,381	352,546
Originated SBC loans, at fair value	13,681	13,870	13,795	14,088
Originated Residential Agency loans	3,342	3,335	3,208	3,208
Total Loans, before allowance for loan losses	$2,258,464	$2,280,999	$1,583,848	$1,598,328
Allowance for loan losses	$(36,180)	$—	$(33,224)	$—
Total Loans, net	$2,222,284	$2,280,999	$1,550,624	$1,598,328
Loans in consolidated VIEs
Originated SBC loans	$888,923	$884,871	$889,566	$885,235
Originated Transitional loans	1,263,143	1,271,048	788,403	792,432
Acquired loans	701,349	701,263	697,567	701,133
Originated SBA 7(a) loans	63,022	66,730	68,625	72,451
Acquired SBA 7(a) loans	37,896	46,688	42,154	52,456
Total Loans, in consolidated VIEs, before allowance for loan losses	$2,954,333	$2,970,600	$2,486,315	$2,503,707
Allowance for loan losses on loans in consolidated VIEs	$(13,449)	$—	$(13,508)	$—
Total Loans, net, in consolidated VIEs	$2,940,884	$2,970,600	$2,472,807	$2,503,707
Loans, held for sale, at fair value
Originated Residential Agency loans	$283,721	$275,937	$260,447	$249,852
Originated Freddie Mac loans	37,015	36,533	51,248	50,408
Originated SBC loans	28,706	28,455	17,850	17,850
Originated SBA 7(a) loans	36,573	32,792	10,232	9,436
Acquired loans	84,169	80,146	511	499
Total Loans, held for sale, at fair value	$470,184	$453,863	$340,288	$328,045
Total Loans, net and Loans, held for sale, at fair value	$5,633,352	$5,705,462	$4,363,719	$4,430,080
Paycheck Protection Program loans
Paycheck Protection Program loans, held-for-investment	$2,162,155	$2,257,578	$—	$—
Paycheck Protection Program loans, held at fair value	16,431	16,431	74,931	74,931
Total Paycheck Protection Program loans	$2,178,586	$2,274,009	$74,931	$74,931
Total Loan portfolio	$7,811,938	$7,979,471	$4,438,650	$4,505,011

Loan vintage and credit quality indicators

The Company monitors the credit quality of our loan portfolio based on primary credit quality indicators. Delinquency rates are a primary credit quality indicator for our types of loans. Loans that are more than 30 days past due provide an early warning of borrowers who may be experiencing financial difficulties and/or who may be unable or unwilling to repay the loan. As the loan continues to age, it becomes clearer that the borrower is likely either unable or unwilling to pay.

The following tables summarize the classification, UPB and carrying value of loans by year of origination:

		Carrying Value by Year of Origination
(In Thousands)	UPB	2021	2020	2019	2018	2017	Pre 2017	Total
As of June 30, 2021
Loans(1) (2)
Originated Transitional loans	$2,605,716	$1,341,558	$418,648	$536,185	$264,044	$8,631	$14,294	$2,583,360
Originated SBC loans	1,055,340	49,837	43,300	450,390	233,457	104,872	178,711	1,060,567
Acquired loans	958,334	9,636	32,002	57,639	41,554	37,148	772,034	950,013
Originated SBA 7(a) loans	384,116	22,873	46,819	94,454	124,085	57,911	24,762	370,904
Acquired SBA 7(a) loans	230,888	41	58	19,163	14,069	273	178,142	211,746
Originated SBC loans, at fair value	13,870	—	—	—	—	1,605	12,076	13,681
Originated Residential Agency loans	3,335	1,034	705	643	764	—	196	3,342
Total Loans, before general allowance for loan losses	$5,251,599	$1,424,979	$541,532	$1,158,474	$677,973	$210,440	$1,180,215	$5,193,613
General allowance for loan losses								$(30,445)
Total Loans, net								$5,163,168
(1) Loan balances include specific allowance for loan losses of $19.2 million
(2) Includes Loans, net in consolidated VIEs

		Carrying Value by Year of Origination
(In Thousands)	UPB	2020	2019	2018	2017	2016	Pre 2016	Total
As of December 31, 2020
Loans(1) (2)
Originated Transitional loans	$1,328,395	$385,183	$583,593	$306,971	$23,783	$18,480	$1,064	$1,319,074
Originated SBC loans	1,052,705	66,715	486,033	237,313	110,354	43,696	112,444	1,056,555
Acquired loans	1,053,679	21,414	40,572	42,167	38,649	19,533	883,774	1,046,109
Originated SBA 7(a) loans	387,389	47,939	98,568	133,812	68,375	22,056	4,041	374,791
Acquired SBA 7(a) loans	262,571	139	19,658	14,636	283	19	204,703	239,438
Originated SBC loans, at fair value	14,088	—	—	—	1,598	6,442	5,755	13,795
Originated Residential Agency loans	3,208	1,571	645	705	—	88	199	3,208
Total Loans, before general allowance for loan losses	$4,102,035	$522,961	$1,229,069	$735,604	$243,042	$110,314	$1,211,980	$4,052,970
General allowance for loan losses								$(29,539)
Total Loans, net								$4,023,431
(1) Loan balances include specific allowance for loan losses of $17.2 million
(2) Includes Loans, net in consolidated VIEs

The following tables present delinquency information on loans, net by year of origination:

		Carrying Value by Year of Origination
(In Thousands)	UPB	2021	2020	2019	2018	2017	Pre 2017	Total
As of June 30, 2021
Loans(1) (2)
Current and less than 30 days past due	$5,026,125	$1,424,466	$532,477	$1,138,815	$585,393	$184,504	$1,119,741	$4,985,396
30 - 59 days past due	61,826	—	—	16,304	35,159	1,443	8,820	61,726
60+ days past due	163,648	513	9,055	3,355	57,421	24,493	51,654	146,491
Total Loans, before general allowance for loan losses	$5,251,599	$1,424,979	$541,532	$1,158,474	$677,973	$210,440	$1,180,215	$5,193,613
General allowance for loan losses								$(30,445)
Total Loans, net								$5,163,168
(1) Loan balances include specific allowance for loan losses of $19.2 million
(2) Includes Loans, net in consolidated VIEs

		Carrying Value by Year of Origination
(In Thousands)	UPB	2020	2019	2018	2017	2016	Pre 2016	Total
As of December 31, 2020
Loans(1) (2)
Current and less than 30 days past due	$3,904,294	$516,474	$1,221,227	$707,068	$203,331	$100,003	$1,125,100	$3,873,203
30 - 59 days past due	38,836	5,812	5,191	15,097	401	2	11,933	38,436
60+ days past due	158,905	675	2,651	13,439	39,310	10,309	74,947	141,331
Total Loans, before general allowance for loan losses	$4,102,035	$522,961	$1,229,069	$735,604	$243,042	$110,314	$1,211,980	$4,052,970
General allowance for loan losses								$(29,539)
Total Loans, net								$4,023,431
(1) Loan balances include specific allowance for loan losses of $17.2 million
(2) Includes Loans, net in consolidated VIEs

The following tables present delinquency information on loans, net:

	June 30, 2021
(In Thousands)	Current and less than 30 days past due	30-59 days past due	60+ days past due	Total Loans Carrying Value	Non-Accrual Loans	90+ days past due and Accruing
Loans(1)(2)
Originated Transitional loans	$2,471,105	$43,090	$69,165	$2,583,360	$67,268	$—
Originated SBC loans	1,029,294	3,630	27,643	1,060,567	27,643	—
Acquired loans	891,270	14,865	43,878	950,013	53,741	—
Originated SBA 7(a) loans	369,436	—	1,468	370,904	11,295	—
Acquired SBA 7(a) loans	209,565	141	2,040	211,746	7,533	—
Originated SBC loans, at fair value	13,681	—	—	13,681	—	—
Originated Residential Agency loans	1,045	—	2,297	3,342	2,717	—
Total Loans, before general allowance for loan losses	$4,985,396	$61,726	$146,491	$5,193,613	$170,197	$—
General allowance for loan losses				$(30,445)
Total Loans, net				$5,163,168
Percentage of loans outstanding	96.0%	1.2%	2.8%	100%	3.3%	0.0%
(1) Loan balances include specific allowance for loan losses of $19.2 million
(2) Includes Loans, net in consolidated VIEs

	December 31, 2020
(In Thousands)	Current and less than 30 days past due	30-59 days past due	60+ days past due	Total Loans Carrying Value	Non-Accrual Loans	90+ days past due and Accruing
Loans(1)(2)
Originated Transitional loans	$1,281,579	$17,713	$19,782	$1,319,074	$19,416	$—
Originated SBC loans	1,000,878	6,591	49,086	1,056,555	37,635	—
Acquired loans	978,346	7,729	60,034	1,046,109	57,020	-
Originated SBA 7(a) loans	369,416	1,741	3,634	374,791	8,668	—
Acquired SBA 7(a) loans	228,651	4,008	6,779	239,438	9,001	—
Originated SBC loans, at fair value	13,795	—	—	13,795	—	—
Originated Residential Agency loans	538	654	2,016	3,208	2,418	—
Total Loans, before general allowance for loan losses	$3,873,203	$38,436	$141,331	$4,052,970	$134,158	$—
General allowance for loan losses				$(29,539)
Total Loans, net				$4,023,431
Percentage of loans outstanding	95.6%	0.9%	3.5%	100%	3.3%	0.0%
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

The following table presents quantitative information on the credit quality of loans, net:

	Loan-to-Value (1)
(In Thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
June 30, 2021
Loans(2) (3)
Originated Transitional loans	$6,319	$16,690	$227,146	$1,841,265	$450,716	$41,224	$2,583,360
Originated SBC loans	12,521	46,253	290,644	687,206	18,063	5,880	1,060,567
Acquired loans	217,175	343,378	227,202	120,404	29,195	12,659	950,013
Originated SBA 7(a) loans	1,105	15,865	53,481	139,590	65,524	95,339	370,904
Acquired SBA 7(a) loans	6,012	31,674	79,081	49,554	29,198	16,227	211,746
Originated SBC loans, at fair value	—	7,243	—	6,438	—	—	13,681
Originated Residential Agency loans	—	—	—	655	1,831	856	3,342
Total Loans, before general allowance for loan losses	$243,132	$461,103	$877,554	$2,845,112	$594,527	$172,185	$5,193,613
General allowance for loan losses							$(30,445)
Total Loans, net							$5,163,168
Percentage of loans outstanding	4.7%	8.9%	16.9%	54.8%	11.4%	3.3%
December 31, 2020
Loans(2) (3)
Originated Transitional loans	$5,485	$8,269	$252,798	$891,895	$157,900	$2,727	$1,319,074
Originated SBC loans	5,372	76,899	453,381	515,023	—	5,880	1,056,555
Acquired loans	266,345	385,579	228,262	113,023	40,838	12,062	1,046,109
Originated SBA 7(a) loans	1,203	15,013	51,133	147,020	61,297	99,125	374,791
Acquired SBA 7(a) loans	7,523	39,086	89,644	54,007	28,332	20,846	239,438
Originated SBC loans, at fair value	—	7,354	—	6,441	—	—	13,795
Originated Residential Agency loans	—	—	88	1,236	1,552	332	3,208
Total Loans, before general allowance for loan losses	$285,928	$532,200	$1,075,306	$1,728,645	$289,919	$140,972	$4,052,970
General allowance for loan losses							$(29,539)
Total Loans, net							$4,023,431
Percentage of loans outstanding	7.1%	13.0%	26.5%	42.7%	7.2%	3.5%
(1) Loan-to-value is calculated as carrying amount as a percentage of current collateral value
(2) Loan balances include specific allowance for loan loss reserves
(3) Includes Loans, net in consolidated VIEs

As of June 30, 2021 and December 31, 2020, the Company’s total carrying amount of loans in the foreclosure process was $1.0 million and $2.2 million, respectively.

The following table displays the geographic concentration of the Company’s loans, net, secured by real estate:

Geographic Concentration (% of Unpaid Principal Balance)	June 30, 2021	December 31, 2020
California	16.9%	18.1%
Texas	14.7	14.2
New York	9.3	9.8
Georgia	8.3	4.9
Florida	6.9	7.8
Illinois	5.8	5.2
Arizona	4.7	2.8
North Carolina	3.3	3.1
Washington	2.5	3.1
Colorado	2.2	2.8
Other	25.4	28.2
Total	100.0%	100.0%

The following table displays the collateral type concentration of the Company’s loans, net:

Collateral Concentration (% of Unpaid Principal Balance)	June 30, 2021	December 31, 2020
Multi-family	39.8%	23.8%
Retail	13.6	17.3
SBA(1)	11.7	17.4
Office	11.2	13.1
Mixed Use	10.6	12.9
Industrial	5.9	7.1
Lodging/Residential	2.5	3.2
Other	4.7	5.2
Total	100.0%	100.0%
(1) Further detail provided on SBA collateral concentration is included in table below.

The following table displays the collateral type concentration of the Company’s SBA loans within loans, net:

Collateral Concentration (% of Unpaid Principal Balance)	June 30, 2021	December 31, 2020
Lodging	19.2%	17.2%
Offices of Physicians	12.3	12.0
Child Day Care Services	7.9	7.2
Eating Places	5.5	5.3
Gasoline Service Stations	4.0	3.4
Veterinarians	3.4	3.3
Funeral Service & Crematories	2.1	1.8
Grocery Stores	1.8	1.7
Car washes	1.7	1.4
Couriers	1.0	1.0
Other	41.1	45.7
Total	100.0%	100.0%

Allowance for credit losses

The allowance for loan losses represents the Company’s estimate of expected credit losses inherent in the Company’s held-for-investment loan portfolio. This is assessed by considering credit quality indicators, including probable and historical losses, collateral values, loan-to-value (“LTV”) ratios, and economic conditions.

The following tables present the allowance for loan losses by loan product and impairment methodology:

	June 30, 2021
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
General	$3,231	$17,634	$3,669	$559	$5,352	$30,445
Specific	4,749	3,567	3,429	3,416	4,023	19,184
Ending balance	$7,980	$21,201	$7,098	$3,975	$9,375	$49,629

	December 31, 2020
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
General	$2,640	$14,995	$5,457	$767	$5,680	$29,539
Specific	6,200	—	2,840	3,782	4,371	17,193
Ending balance	$8,840	$14,995	$8,297	$4,549	$10,051	$46,732

The following tables detail the activity of the allowance for loan losses for loans:

	Three Months Ended June 30, 2021
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Originated Residential Agency Loans	Total Allowance for loan losses
Beginning balance	$7,972	$17,043	$7,035	$4,322	$9,277	$—	$45,649
Provision for (recoveries of) loan losses	508	4,158	74	(155)	949	—	5,534
Charge-offs and sales	(311)	—	—	(193)	(852)	—	(1,356)
Recoveries	(189)	—	(11)	1	1	—	(198)
Ending balance	$7,980	$21,201	$7,098	$3,975	$9,375	$—	$49,629

	Three Months Ended June 30, 2020
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Originated Residential Agency Loans	Total Allowance for loan losses
Beginning balance	$10,362	$24,264	$10,646	$5,622	$7,074	$—	$57,968
Provision for (recoveries of) loan losses	(1,388)	(4,433)	1,960	190	2,580	500	(591)
Charge-offs and sales	—	—	(42)	(97)	(204)	—	(343)
Recoveries	—	—	—	29	—	—	29
Ending balance	$8,974	$19,831	$12,564	$5,744	$9,450	$500	$57,063

	Six Months Ended June 30, 2021
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Originated Residential Agency Loans	Total Allowance for loan losses
Beginning balance	$8,840	$14,995	$8,297	$4,549	$10,051	$—	$46,732
Provision for (Recoveries of) loan losses	640	6,206	(1,188)	(108)	547	—	6,097
Charge-offs and sales	(1,311)	—	—	(476)	(1,227)	—	(3,014)
Recoveries	(189)	—	(11)	10	4	—	(186)
Ending balance	$7,980	$21,201	$7,098	$3,975	$9,375	$—	$49,629

	Six Months Ended June 30, 2020
(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Originated Residential Agency Loans	Total Allowance for loan losses
Beginning balance	$304	$188	$3,054	$2,114	$1,781	$—	$7,441
Cumulative-effect adjustment upon adoption of ASU 2016-13	2,400	1,906	1,878	3,562	1,379	—	11,125
Provision for (Recoveries of) loan losses	6,270	17,737	7,682	202	6,823	500	39,214
Charge-offs and sales	—	—	(50)	(229)	(533)	—	(812)
Recoveries	—	—	—	95	—	—	95
Ending balance	$8,974	$19,831	$12,564	$5,744	$9,450	$500	$57,063

The tables above exclude $0.4 million of allowance for loan losses on unfunded lending commitments as of June 30, 2021. There was no such allowance for loan losses on unfunded lending commitments as of June 30, 2020. Refer to Note 3 – Summary of Significant Accounting Policies for more information on our accounting policies, methodologies and judgment applied to determine the allowance for loan losses and lending commitments.

Non-accrual loans

The following table details information about the Company’s non-accrual loans:

(In Thousands)	June 30, 2021	December 31, 2020
Non-accrual loans
With an allowance	$122,021	$75,862
Without an allowance	48,176	58,296
Total recorded carrying value of non-accrual loans	$170,197	$134,158
Allowance for loan losses related to non-accrual loans	$(19,458)	$(17,367)
Unpaid principal balance of non-accrual loans	$194,737	$158,471

	June 30, 2021	June 30, 2020
Interest income on non-accrual loans for the three months ended	$611	$290
Interest income on non-accrual loans for the six months ended	$1,727	$1,061

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

The following table summarizes the recorded investment of TDRs in the consolidated balance sheet by loan type.

	June 30, 2021			December 31, 2020
(In Thousands)	SBC	SBA	Total	SBC	SBA	Total
Carrying value of modified loans classified as TDRs:
On accrual status	$304	$6,988	$7,292	$307	$6,888	$7,195
On non-accrual status	6,904	12,946	19,850	7,020	11,044	18,064
Total carrying value of modified loans classified as TDRs	$7,208	$19,934	$27,142	$7,327	$17,932	$25,259
Allowance for loan losses on loans classified as TDRs	$7	$3,689	$3,696	$17	$3,323	$3,340

The following tables summarize the TDR activity and the financial effects of these modifications.

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(In Thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	—	10	10	2	3	5
Pre-modification recorded balance (a)	$—	$6,867	$6,867	$8,305	$211	$8,516
Post-modification recorded balance (a)	$—	$6,867	$6,867	$8,305	$250	$8,555

Number of loans that remain in default as of June 30, 2021 (b)	—	1	1	2	—	2
Balance of loans that remain in default as of June 30, 2021 (b)	$—	$93	$93	$8,305	$—	$8,305

Concession granted (a):
Term extension	$—	$6,345	$6,345	$—	$250	$250
Interest rate reduction	—	—	—	—	—	—
Principal reduction	—	—	—	—	—	—
Foreclosure	—	93	93	8,305	—	8,305
Total	$—	$6,438	$6,438	$8,305	$250	$8,555
(a) Represents carrying value.

(b) Represents the June 30, 2021 carrying values of the TDRs that occurred during the three months ended June 30, 2021 and 2020 that remained in default as of June 30, 2021. Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected.  For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(In Thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	1	17	18	3	10	13
Pre-modification recorded balance (a)	$1,276	$8,309	$9,585	$8,456	$2,978	$11,434
Post-modification recorded balance (a)	$1,276	$7,842	$9,118	$8,456	$3,018	$11,474

Number of loans that remain in default as of June 30, 2021 (b)	1	1	2	2	1	3
Balance of loans that remain in default as of June 30, 2021 (b)	$1,276	$93	$1,369	$8,305	$141	$8,446

Concession granted (a):
Term extension	$—	$7,319	$7,319	$—	$1,850	$1,850
Interest rate reduction	—	—	—	—	—	—
Principal reduction	—	—	—	—	—	—
Foreclosure	1,276	93	1,369	8,305	141	8,446
Total	$1,276	$7,412	$8,688	$8,305	$1,991	$10,296
(a) Represents carrying value.

(b) Represents the June 30, 2021 carrying values of the TDRs that occurred during the six months ended June 30, 2021 and 2020 that remained in default as of June 30, 2021. Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected.  For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

The Company does not believe the financial impact of the presented TDRs to be material. The other elements of the Company’s modification programs do not have a significant impact on financial results given their relative size, or do not have a direct financial impact as in the case of covenant changes.

PCD loans

The Company did not acquire any PCD loans in the three and six months ended June 30, 2021 and 2020.

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

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of June 30, 2021:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Loans, held for sale, at fair value	$—	$470,184	$—	$470,184
Loans, net, at fair value	—	—	13,681	13,681
Paycheck Protection Program loans	—	—	16,431	16,431
Mortgage backed securities, at fair value	—	258,396	1,714	260,110
Derivative instruments, at fair value	—	470	6,130	6,600
Residential mortgage servicing rights, at fair value	—	—	100,820	100,820
Total assets	$—	$729,050	$138,776	$867,826

Liabilities:
Derivative instruments, at fair value	$—	$3,717	$—	$3,717
Total liabilities	$—	$3,717	$—	$3,717

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2020:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Loans, held for sale, at fair value	$—	$340,288	$—	$340,288
Loans, net, at fair value	—	—	13,795	13,795
Paycheck Protection Program loans	—	—	74,931	74,931
Mortgage backed securities, at fair value	—	62,880	25,131	88,011
Derivative instruments, at fair value	—	—	16,363	16,363
Residential mortgage servicing rights, at fair value	—	—	76,840	76,840
Total assets	$—	$403,168	$207,060	$610,228

Liabilities:
Derivative instruments, at fair value	$—	$11,604	$—	$11,604
Total liabilities	$—	$11,604	$—	$11,604

The following tables present a summary of changes in our Level 3 assets and liabilities:

	Three Months Ended June 30, 2021
(In Thousands)	MBS	Derivatives	Loans, net, at fair value	Paycheck Protection Program loans	Residential MSRs, at fair value	Total
Beginning Balance	$5,633	$11,724	$13,618	$38,388	$98,542	$167,905
Originations	—	—	—	—	—	—
Accreted discount, net	2	—	—	—	—	2
Additions due to loans sold, servicing retained	—	—	—	—	11,925	11,925
Sales / Principal payments	—	—	(11)	(21,957)	(4,948)	(26,916)
Realized gains, net	—	—	—	—	—	—
Unrealized gains (losses), net	125	(5,594)	74	—	(4,699)	(10,094)
Transfer to (from) Level 3	(4,046)	—	—	—	—	(4,046)
Ending Balance	$1,714	$6,130	$13,681	$16,431	$100,820	$138,776

Unrealized gains (losses), net on assets/liabilities held at the end of the period	$286	$6,130	$(189)	$—	$(36,553)	$(30,326)

	Six Months Ended June 30, 2021
(In Thousands)	MBS	Derivatives	Loans, net, at fair value	Paycheck Protection Program loans	Residential MSRs, at fair value	Total
Beginning Balance	$25,131	$16,363	$13,795	$74,931	$76,840	$207,060
Purchases or Originations	—	—	—	3,866	—	3,866
Additions due to loans sold, servicing retained	—	—	—		23,973	23,973
Sales / Principal payments	(92)	—	(212)	(62,366)	(10,650)	(73,320)
Realized gains, net	—	—	(5)		-	(5)
Unrealized gains (losses), net	1,194	(10,233)	103		10,657	1,721
Accreted discount, net	60		—		—	60
Transfer to (from) Level 3	(24,579)	—	—		—	(24,579)
Ending Balance	$1,714	$6,130	$13,681	16,431	$100,820	$138,776

Unrealized gains (losses), net on assets/liabilities held at the end of the period	$286	$6,130	$(189)	$—	$(36,553)	(30,326)

	Three Months Ended June 30, 2020
(In Thousands)	MBS	Derivatives	Loans, net, at fair value	Residential MSRs, at fair value	Total
Beginning Balance	$103	$17,250	$19,813	$78,631	$115,797
Originations	—	—	105,530	13,331	118,861
Additions due to loans sold, servicing retained	—	—	—	—	—
Sales / Principal payments	—	—	(288)	(6,274)	(6,562)
Unrealized gains (losses), net	—	1,787	(757)	(12,043)	(11,013)
Transfer to (from) Level 3	308	—	—	—	308
Ending Balance	$411	$19,037	$124,298	$73,645	$217,391

Unrealized gains (losses), net on assets or liabilities held at the end of the period	$307	$19,037	$(501)	$(38,435)	$(19,592)

	Six Months Ended June 30, 2020
(In Thousands)	MBS	Derivatives	Loans, net, at fair value	Residential MSRs, at fair value	Total
Beginning Balance	$460	$2,814	$20,212	$91,174	$114,660
Originations	—	—	105,530	—	105,530
Additions due to loans sold, servicing retained	—	—	—	20,478	20,478
Sales / Principal payments	(2)	—	(296)	(9,527)	(9,825)
Unrealized gains (losses), net	(40)	16,223	(1,148)	(28,480)	(13,445)
Transfer to (from) Level 3	(7)	—	—	—	(7)
Ending Balance	$411	$19,037	$124,298	$73,645	$217,391

Unrealized gains (losses), net on assets or liabilities held at the end of the period	$307	$19,037	$(501)	$(38,435)	$(19,592)

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

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level 3 of the fair value hierarchy as of June 30, 2021, using third party information without adjustment:

(In Thousands, except price)	Fair Value	Predominant Valuation Technique (a)	Type	Range	Weighted Average
Residential mortgage servicing rights, at fair value	$100,820	Income Approach	Discounted cash flow	N/A	N/A
Derivative instruments, at fair value	$6,130	Market Approach	Origination pull-through rate | Servicing Fee Multiple | Percentage of unpaid principal balance	56.6 - 100% | 1.1 - 5.1% | 0.3 to 3.0%	85.6% | 4.1% | 1.3%
(a)	Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class.

Included within Level 3 assets of $138.8 million is $31.9 million of quoted or transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value (for example, when we utilize prices from prior transactions or third-party pricing information without adjustments). Refer to Note 9 for more information on Residential mortgage servicing rights unobservable inputs.

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

Financial instruments not carried at fair value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value in the consolidated balance sheets and are classified as Level 3:

	June 30, 2021		December 31, 2020
(In Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Loans, net	$5,149,487	$5,252,812	$4,009,636	$4,103,200
Paycheck Protection Program loans	2,162,155	2,162,155	—	—
Purchased future receivables, net	7,213	7,213	17,308	17,308
Servicing rights	44,445	53,428	37,823	47,567
Total assets	$7,363,300	$7,475,608	$4,064,767	$4,168,075
Liabilities:
Secured borrowings	$1,703,034	$1,703,034	$1,294,243	$1,294,243
Paycheck Protection Program Liquidity Facility borrowings	2,286,624	2,286,624	76,276	76,276
Securitized debt obligations of consolidated VIEs, net	2,309,217	2,352,471	1,905,749	1,907,541
Senior secured note, net	179,825	183,322	179,659	188,114
Guaranteed loan financing	363,955	388,646	401,705	426,348
Convertible notes, net	112,684	84,710	112,129	68,186
Corporate debt, net	333,669	354,996	150,989	151,209
Total liabilities	$7,289,008	$7,353,803	$4,120,750	$4,111,917

Other assets of $37.6 million at June 30, 2021, and $23.8 million at December 31, 2020, are not carried at fair value and include due from servicers and accrued interest, which are reflected in Note 19 – Other Assets and Other Liabilities. Receivable from third parties of $3.8 million at June 30, 2021, and $1.2 million at December 31, 2020, are not carried at fair value. For these instruments, carrying value approximates fair value and are classified as Level 3. Accounts payable and other accrued liabilities of $25.8 million at June 30, 2021, and $23.8 million at December 31, 2020, are not carried at fair value and include payable to related parties and accrued interest payable which are included in Note 19. For these instruments, carrying value approximates fair value and are classified as Level 3.

Note 8. Mortgage backed securities

The following table presents certain information about the Company’s MBS portfolio, which are classified as trading securities and carried at fair value.

		Weighted
	Weighted	Average				Gross	Gross
	Average	Interest	Principal	Amortized		Unrealized	Unrealized
(In Thousands)	Maturity (a)	Rate (a)	Balance	Cost	Fair Value	Gains	Losses
June 30, 2021
Freddie Mac Loans	03/2037	3.7%	$119,428	$50,876	$55,137	$4,261	$(0)
Commercial Loans	11/2050	3.8	72,896	39,100	34,511	700	(5,289)
Residential	11/2042	4.9	228,818	168,190	170,462	2,820	(548)
Total Mortgage backed securities, at fair value	08/2042	4.5%	$421,142	$258,166	$260,110	$7,781	$(5,837)
December 31, 2020
Freddie Mac Loans	01/2037	3.7%	$139,408	$52,320	$53,509	$1,880	$(691)
Commercial Loans	11/2050	4.5	73,074	39,224	34,411	226	(5,039)
Tax Liens	09/2026	6.0	92	92	91	—	(1)
Total Mortgage backed securities, at fair value	10/2041	4.1%	$212,574	$91,636	$88,011	$2,106	$(5,731)
(a)	Weighted based on current principal balance

The following table presents certain information about the maturity of the Company’s MBS portfolio.

	Weighted Average	Principal	Amortized
(In Thousands)	Interest Rate (a)	Balance	Cost	Fair Value
June 30, 2021
After five years through ten years	—%	$—	$—	$—
After ten years	4.5	421,142	258,166	260,110
Total Mortgage backed securities, at fair value	4.5%	$421,142	$258,166	$260,110
December 31, 2020
After five years through ten years	6.0%	$92	$92	$91
After ten years	2.8	212,482	91,544	87,920
Total Mortgage backed securities, at fair value	4.1%	$212,574	$91,636	$88,011

(a)	Weighted based on current principal balance

Note 9. Servicing rights

The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The Company’s servicing fees are specified by pooling and servicing agreements.

The following table presents information about the Company’s portfolios of servicing rights:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
SBA servicing rights, at amortized cost
Beginning net carrying amount	$18,642	$17,536	$18,764	$17,660
Additions due to loans sold, servicing retained	2,741	374	3,700	1,335
Acquisitions	—	—	—	—
Amortization	(1,042)	(860)	(2,089)	(1,733)
Impairment (recovery)	(620)	268	(654)	56
Ending net carrying value of SBA servicing rights	$19,721	$17,318	$19,721	$17,318
Freddie Mac multi-family servicing rights, at amortized cost
Beginning net carrying amount	$21,757	$13,944	$19,059	$13,135
Additions due to loans sold, servicing retained	3,909	3,539	7,468	4,987
Amortization	(942)	(685)	(1,803)	(1,324)
Ending net carrying value of Freddie Mac multi-family servicing rights	$24,724	$16,798	$24,724	$16,798
Total servicing rights, at amortized cost	$44,445	$34,116	$44,445	$34,116
Residential mortgage servicing rights, at fair value
Beginning net carrying amount	$98,542	$78,631	$76,840	$91,174
Additions due to loans sold, servicing retained	11,925	13,331	23,973	20,478
Loan pay-offs	(4,948)	(6,274)	(10,650)	(9,527)
Unrealized (losses) gains	(4,699)	(12,043)	10,657	(28,480)
Ending fair value of Residential mortgage servicing rights	$100,820	$73,645	$100,820	$73,645
Total servicing rights	$145,265	$107,761	$145,265	$107,761

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

The following table presents additional information about the Company’s SBA and Freddie Mac multi-family servicing rights:

	As of June 30, 2021		As of December 31, 2020
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Carrying Value	Amount	Carrying Value
SBA	$729,071	$19,721	$643,135	$18,764
Freddie Mac multi-family	1,802,187	24,724	1,501,998	19,059
Total	$2,531,258	$44,445	$2,145,133	$37,823

The significant assumptions used in the estimated valuation of the Company’s SBA and Freddie Mac multi-family servicing rights carried at amortized cost include:

	June 30, 2021				December 31, 2020
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA servicing rights (at amortized cost)
Forward prepayment rate	6.9	-	21.2%	8.3%	6.7	-	20.8%	8.5%
Forward default rate	0.0	-	10.6%	8.8%	0.0	-	10.5%	8.2%
Discount rate	6.4	-	18.2%	7.0%	4.5	-	4.5%	4.5%
Servicing expense	0.4	-	0.4%	0.4%	0.4	-	0.4%	0.4%

Freddie Mac multi-family servicing rights (at amortized cost)
Forward prepayment rate	0.1	-	5.1%	2.4%	0.1	-	5.1%	2.4%
Forward default rate	0.0	-	0.4%	0.3%	0.0	-	0.4%	0.3%
Discount rate	6.0	-	6.0%	6.0%	6.0	-	6.0%	6.0%
Servicing expense	0.2	-	0.3%	0.2%	0.2	-	0.3%	0.2%

Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the carrying amount of the Company’s SBA and Freddie Mac multi-family servicing rights.

(In Thousands)	June 30, 2021	December 31, 2020
SBA servicing rights (at amortized cost)
Forward prepayment rate
Impact of 10% adverse change	$(696)	$(729)
Impact of 20% adverse change	$(1,357)	$(1,420)
Default rate
Impact of 10% adverse change	$(161)	$(150)
Impact of 20% adverse change	$(320)	$(298)
Discount rate
Impact of 10% adverse change	$(565)	$(395)
Impact of 20% adverse change	$(1,102)	$(777)
Freddie Mac multi-family servicing rights (at amortized cost)
Forward prepayment rate
Impact of 10% adverse change	$(198)	$(163)
Impact of 20% adverse change	$(393)	$(324)
Default rate
Impact of 10% adverse change	$(8)	$(6)
Impact of 20% adverse change	$(16)	$(13)
Discount rate
Impact of 10% adverse change	$(829)	$(678)
Impact of 20% adverse change	$(1,620)	$(1,324)

The estimated future amortization expense for the servicing rights is expected to be as follows:

(In Thousands)	June 30, 2021
2021	$3,957
2022	7,235
2023	6,406
2024	5,673
2025	5,023
Thereafter	16,151
Total	$44,445

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

The following table presents additional information about the Company’s residential mortgage servicing rights carried at fair value:

	As of June 30, 2021		As of December 31, 2020
(In Thousands)	Unpaid Principal Amount	Fair Value	Unpaid Principal Amount	Fair Value
Fannie Mae	$3,983,064	$36,424	$3,700,450	$27,632
Ginnie Mae	2,839,821	30,651	2,757,124	25,899
Freddie Mac	3,550,626	33,745	3,071,312	23,309
Total	$10,373,511	$100,820	$9,528,886	$76,840

The significant assumptions used in the valuation of the Company’s residential mortgage servicing rights carried at fair value include:

	June 30, 2021				December 31, 2020
	Range of input values			Weighted Average	Range of input values			Weighted Average
Residential mortgage servicing rights (at fair value)
Forward prepayment rate	10.4	-	27.7%	11.2%	12.6	-	31.4%	14.3%
Discount rate	9.0	-	11.4%	9.7%	9.1	-	11.7%	9.8%
Servicing expense	$70	-	$85	$74	$70	-	$85	$74

The following table reflects the possible impact of 10% and 20% adverse changes to key assumptions on the fair value of the Company’s residential mortgage servicing rights.

(In Thousands)	June 30, 2021	December 31, 2020
Residential mortgage servicing rights (at fair value)
Prepayment rate
Impact of 10% adverse change	$(5,053)	$(5,049)
Impact of 20% adverse change	$(9,743)	$(9,701)
Discount rate
Impact of 10% adverse change	$(3,622)	$(2,601)
Impact of 20% adverse change	$(6,996)	$(5,028)
Cost of servicing
Impact of 10% adverse change	$(1,850)	$(1,469)
Impact of 20% adverse change	$(3,701)	$(2,938)

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

The following table presents the components of residential mortgage banking activities and variable expenses on residential mortgage banking activities recorded in the Company’s consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Realized and unrealized gain (loss) of residential mortgage loans held for sale, at fair value	$1,462	$57,450	$31,022	$82,616
Creation of new mortgage servicing rights, net of payoffs	6,976	7,057	13,324	10,950
Loan origination fee income on residential mortgage loans	34,750	3,907	40,982	7,211
Unrealized gain (loss) on IRLCs and other derivatives	(6,498)	12,150	(7,229)	16,456
Residential mortgage banking activities	$36,690	$80,564	$78,099	$117,233

Variable expenses on residential mortgage banking activities	$(21,421)	$(36,446)	$(36,906)	$(56,575)

Note 11. Secured borrowings

The following tables present certain characteristics of our secured borrowings:

							Carrying Value at
Lender	Asset Class	Current Maturity	Pricing	Facility Size		Pledged Assets Carrying Value	June 30, 2021	December 31, 2020
JPMorgan	Acquired loans, SBA loans	July 2021	1M L + 2.5% to 2.875%	$200,000		$57,147	$42,488	$36,604
Keybank	Freddie Mac loans	February 2022	SOFR + 1.41%	100,000		37,015	36,533	50,408
East West Bank	SBA loans	October 2022	Prime - 0.821% to + 0.00%	50,000		48,652	41,581	40,542
Credit Suisse	Acquired loans (non USD)	December 2021	Euribor + 2.50% to 3.00%	237,160	(a)	63,261	43,554	36,840
Comerica Bank	Residential loans	September 2021	1M L + 1.75%	125,000		90,085	83,613	78,312
TBK Bank	Residential loans	October 2021	Variable Pricing	150,000		124,670	121,761	123,951
Origin Bank	Residential loans	August 2021	Variable Pricing	60,000		28,305	27,186	27,450
Associated Bank	Residential loans	November 2021	1M L + 1.50%	60,000		40,686	38,000	15,556
East West Bank	Residential MSRs	September 2023	1M L + 2.50%	50,000		70,147	21,400	34,400
Credit Suisse	Purchased future receivables	October 2023	1M L + 4.50%	150,000		7,213	1,000	—
Bank of the Sierra	Real estate	August 2050	3.25% to 3.45%	22,770		32,438	22,391	22,611
Total borrowings under credit facilities and other financing agreements (b)				$1,204,930		$599,619	$479,507	$466,674
Citibank	Fixed rate, Transitional, Acquired loans	October 2021	1M L + 2.50% to 3.25%	$500,000		$101,862	$66,184	$210,735
Deutsche Bank	Fixed rate, Transitional loans	November 2021	3M L + 2.00% to 2.40%	350,000		334,503	187,050	190,567
JPMorgan	Transitional loans	November 2022	1M L + 2.00% to 2.75%	600,000		763,711	571,516	247,616
Performance Trust	Acquired loans	March 2024	1M T + 2.00%	123,000		40,886	35,625	—
Credit Suisse	Fixed rate, Transitional, Acquired loans	May 2022	1M L + 2.00% to 2.35%	500,000		10,066	7,607	—
Credit Suisse	Residential loans	July 2021	L + 3.00%	100,000		83,677	70,570	—
JPMorgan	MBS	September 2021	1.30% to 1.98%	59,794		93,489	59,794	65,407
Deutsche Bank	MBS	July 2021	2.44%	13,157		19,777	13,157	16,354
Citibank	MBS	July 2021	2.39%	47,878		84,189	47,878	58,076
RBC	MBS	October 2021	1.74% to 2.33%	41,006		60,419	41,006	38,814
CSFB	MBS	July 2021	2.40% to 2.95%	58,786		108,138	58,786	—
Various	MBS	July 2021	Variable Pricing	64,354		95,686	64,354	—
Total borrowings under repurchase agreements (c)				$2,457,975		$1,796,403	$1,223,527	$827,569
Total secured borrowings				$3,662,905		$2,396,022	$1,703,034	$1,294,243
(a) The current facility size is €200.0 million, but has been converted into USD for purposes of this disclosure.
(b) The weighted average interest rate of borrowings under credit facilities was 4.5% and 2.8% as of June 30, 2021 and December 31, 2020, respectively.
(c) The weighted average interest rate of borrowings under repurchase agreements was 2.2% and 3.3% as of June 30, 2021 and December 31, 2020, respectively.

The following table presents the carrying value of the Company’s collateral pledged with respect to secured borrowings outstanding with our lenders:

	Pledged Assets Carrying Value at
(In Thousands)	June 30, 2021	December 31, 2020
Collateral pledged - borrowings under credit facilities and other financing agreements
Loans, held for sale, at fair value	$195,689	$313,844
Loans, net	169,531	159,482
Loans, held at fair value	124,503	73,799
Mortgage servicing rights	70,147	50,941
Paycheck Protection Program loans	—	—
Purchased future receivables	7,213	—
Real estate, held for sale	32,536	32,948
Total	$599,619	$631,014
Collateral pledged - borrowings under repurchase agreements
Loans, net	$1,222,248	$815,603
Mortgage backed securities	366,161	72,179
Retained interest in assets of consolidated VIEs	95,537	226,773
Loans, held for sale, at fair value	107,723	17,850
Loans, held at fair value	3,056	3,071
Real estate acquired in settlement of loans	1,678	829
Total	$1,796,403	$1,136,305
Total collateral pledged on secured borrowings	$2,396,022	$1,767,319

The agreements governing the Company’s secured borrowings require the Company to maintain certain financial and debt covenants. The Company was in compliance with all debt and financial covenants as of June 30, 2021 and December 31, 2020.

Note 12. Senior secured notes, convertible notes, and corporate debt, net

Senior secured notes, net

During 2017, ReadyCap Holdings LLC, a subsidiary of the Company, issued $140.0 million in 7.50% Senior Secured Notes due 2022. On January 30, 2018, ReadyCap Holdings, LLC issued an additional $40.0 million in aggregate principal amount of 7.50% Senior Secured Notes due 2022, which have identical terms (other than issue date and issue price) to the notes issued during 2017 (collectively “the Senior Secured Notes”). The additional $40.0 million in Senior Secured Notes were priced with a yield to par call date of 6.5%. Payments of the amounts due on the Senior Secured Notes are fully and unconditionally guaranteed by the Company and its subsidiaries: Sutherland Partners LP, Sutherland Asset I, LLC, and ReadyCap Commercial, LLC. The funds were used to fund new SBC and SBA loan originations and new SBC loan acquisitions.

As of June 30, 2021, we were in compliance with all covenants with respect to the Senior Secured Notes.

Convertible notes, net

On August 9, 2017, the Company closed an underwritten public sale of $115.0 million aggregate principal amount of its 7.00% convertible senior notes due 2023 (the “Convertible Notes”). The Convertible Notes will mature on August 15, 2023, unless earlier repurchased, redeemed or converted. During certain periods and subject to certain conditions, the Convertible Notes will be convertible by holders into shares of the Company's common stock. As of June 30, 2021, the conversion rate was 1.6146 shares of common stock per $25 principal amount of the Convertible Notes, which is equals a conversion price of approximately $15.48 per share of the Company’s common stock. Upon conversion, holders will receive, at the Company's discretion, cash, shares of the Company's common stock, or a combination thereof.

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

As of June 30, 2021, we were in compliance with all covenants with respect to the Convertible Notes.

Corporate debt, net

The 2021 Notes

On April 27, 2018, the Company completed the public offer and sale of $50.0 million aggregate principal amount of its 6.50% Senior Notes due 2021 (the “2021 Notes”). The Company issued the 2021 Notes under a base indenture, dated August 9, 2017, (the “base indenture”) as supplemented by the second supplemental indenture, dated as of April 27, 2018, between the Company and U.S. Bank National Association, as trustee. The 2021 Notes accrued interest at a rate of 6.50% per annum, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, on July 30, 2018. The 2021 Notes had a maturity date of April 30, 2021.

On March 26, 2021, the Company redeemed all of the outstanding 2021 Notes, at a redemption price equal to 100% of the principal amount of the 2021 Notes plus accrued and unpaid interest, for cash.

The 6.20% 2026 Notes

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

On December 2, 2019, the Company completed an additional public offering and sale of $45.0 million aggregate principal amount of the 6.20% 2026 Notes. The new notes have the same terms (except with respect to issue date, issue price and the date from which interest will accrue), and are fully fungible with and are treated as a single series of debt securities as the 6.20% 2026 Notes the Company issued on July 22, 2019.

The 5.75% 2026 Notes

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

As of June 30, 2021, we were in compliance with all covenants with respect to the corporate debt.

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

The Debt ATM Agreement

On May 20, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”), pursuant to which the Company may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”) (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. During the three months ended June 30, 2021, the Company did not sell any amount of the 6.20% 2026 Notes or the 5.75% 2026 Notes through the Debt ATM Program.

The following table presents the components of the Senior Secured Notes, Convertible Notes, and corporate debt including the carrying value for the aggregate contractual maturities:

(in thousands, except rates)	Coupon Rate	Maturity Date	June 30, 2021
Senior secured notes principal amount(1)	7.50%	2/15/2022	$180,000
Unamortized premium - Senior secured notes			490
Unamortized deferred financing costs - Senior secured notes			(665)
Total Senior secured notes, net			$179,825
Convertible notes principal amount (2)	7.00%	8/15/2023	115,000
Unamortized discount - Convertible notes (3)			(854)
Unamortized deferred financing costs - Convertible notes			(1,462)
Total Convertible notes, net			$112,684
Corporate debt principal amount(4)	6.20%	7/30/2026	104,250
Corporate debt principal amount(5)	5.75%	2/15/2026	201,250
Unamortized discount - corporate debt			(4,753)
Unamortized deferred financing costs - corporate debt			(3,328)
Junior subordinated notes principal amount(6)	3M + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(7)	3M + 3.10%	4/30/2035	21,250
Total corporate debt, net			$333,669
Total carrying amount of debt components			$626,178
Total carrying amount of conversion option of equity components recorded in equity			$854
(1) Interest on the senior secured notes is payable semiannually on each February 15 and August 15.
(2) Interest on the convertible notes is payable quarterly on February 15, May 15, August 15, and November 15 of each year.
(3) Represents the discount created by separating the conversion option from the debt host instrument.
(4) Interest on the corporate debt is payable January 30, April 30, July 30, and October 30 of each year.
(5) Interest on the corporate debt is payable January 30, April 30, July 30, and October 30 of each year, beginning on April 30, 2021.
(6) Interest on the Junior subordinated notes I-A payable March 30, June 30, September 30, and December 30 of each year.
(7) Interest on the Junior subordinated notes I-B payable January 30, April 30, July 30, and October 30 of each year.

The following table presents the contractual maturities of Senior Secured Notes, Convertible Notes, and corporate debt:

(In Thousands)	June 30, 2021
2021	$—
2022	180,000
2023	115,000
2024	—
2025	—
Thereafter	341,750
Total contractual amounts	$636,750
Unamortized deferred financing costs, discounts, and premiums, net	(10,572)
Total carrying amount of debt components	$626,178

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

The following table presents guaranteed loan financing and the related interest rates and maturity dates:

	Weighted Average	Range of	Range of
(In Thousands)	Interest Rate	Interest Rates	Maturities (Years)	Ending Balance
June 30, 2021	3.77%	0.99-6.50%	2021-2044	$363,955
December 31, 2020	3.76%	0.99-6.50%	2021-2044	$401,705

The following table summarizes contractual maturities of total guaranteed loan financing outstanding:

(In Thousands)	June 30, 2021
2021	$101
2022	1,057
2023	1,566
2024	2,899
2025	3,100
Thereafter	355,232
Total	$363,955

Our guaranteed loan financings are secured by loans of $365.2 million and $403.0 million as of June 30, 2021 and December 31, 2020, respectively.

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

The consolidation of the securitization transactions includes the senior securities issued to third parties which are shown as securitized debt obligations of consolidated VIEs in the consolidated balance sheets. The following table presents additional information on the Company’s securitized debt obligations:

	June 30, 2021			December 31, 2020
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(In Thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
Waterfall Victoria Mortgage Trust 2011-SBC2	$2,427	$2,427	5.5%	$4,055	$4,055	5.5%
ReadyCap Lending Small Business Trust 2019-2	103,030	90,589	2.6	103,030	101,468	3.1
Sutherland Commercial Mortgage Trust 2017-SBC6	22,258	21,909	3.8	27,035	26,555	3.6
Sutherland Commercial Mortgage Trust 2018-SBC7	—	—	—	79,302	78,168	4.7
Sutherland Commercial Mortgage Trust 2019-SBC8	163,289	160,915	2.9	178,911	176,307	2.9
Sutherland Commercial Mortgage Trust 2020-SBC9	113,735	111,472	4.0	131,729	129,014	3.8
Sutherland Commercial Mortgage Trust 2021-SBC10	181,449	178,822	—	—	—	—
ReadyCap Commercial Mortgage Trust 2014-1	9,565	9,545	5.7	10,880	10,858	5.8
ReadyCap Commercial Mortgage Trust 2015-2	32,476	30,531	5.1	45,075	35,183	4.8
ReadyCap Commercial Mortgage Trust 2016-3	22,800	21,850	4.9	26,371	25,286	4.7
ReadyCap Commercial Mortgage Trust 2018-4	89,047	86,149	4.1	94,273	91,098	4.0
ReadyCap Commercial Mortgage Trust 2019-5	222,322	214,350	4.2	229,232	220,605	4.2
ReadyCap Commercial Mortgage Trust 2019-6	337,925	331,885	3.2	359,266	348,773	3.2
Ready Capital Mortgage Financing 2018-FL2	—	—	—	48,979	48,975	2.4
Ready Capital Mortgage Financing 2019-FL3	183,893	183,359	1.6	229,440	227,950	2.0
Ready Capital Mortgage Financing 2020-FL4	324,211	319,733	3.0	324,219	318,385	3.1
Ready Capital Mortgage Financing 2021-FL5	510,955	504,351	1.5	—	—	—
Total (1)	$2,319,382	$2,267,887	2.6%	$1,891,797	$1,842,680	3.3%

(1) Excludes non-company sponsored securitized debt obligations of $41.3 million and $63.1 million that are consolidated in the consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.

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

Assets and liabilities of consolidated VIEs

The following table presents securitized assets and liabilities of VIEs consolidated on our consolidated balance sheets:

(In Thousands)	June 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$2	$20
Restricted cash	14,187	13,790
Loans, net	2,940,884	2,472,807
Real estate, held for sale	2,778	4,456
Other assets	19,046	27,670
Total assets	$2,976,897	$2,518,743
Liabilities:
Securitized debt obligations of consolidated VIEs, net	2,309,217	1,905,749
Total liabilities	$2,309,217	$1,905,749

Assets of unconsolidated VIEs

The following table reflects our variable interests in identified VIEs, of which we are not the primary beneficiary:

	Carrying Amount		Maximum Exposure to Loss (1)
(In Thousands)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Mortgage backed securities, at fair value(2)	$83,721	$80,690	$83,721	$80,690
Investment in unconsolidated joint ventures	26,275	28,290	26,275	28,290
Total assets in unconsolidated VIEs	$109,996	$108,980	$109,996	$108,980
(1) Maximum exposure to loss is limited to the greater of the fair value or carrying value of the assets as of the consolidated balance sheet date.
(2) Retained interest in Freddie Mac and other third party sponsored securitizations.

Note 15. Interest income and interest expense

Interest income and expense are recorded in the consolidated statements of income and classified based on the nature of the underlying asset or liability. The following table presents the components of interest income and expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Interest income
Loans
Originated transitional loans	$32,027	$22,368	$57,587	$44,587
Originated SBC loans	12,312	13,930	24,753	29,928
Acquired loans	13,372	13,924	27,182	29,335
Acquired SBA 7(a) loans	4,538	3,949	9,464	10,151
Originated SBA 7(a) loans	4,417	4,665	8,031	10,934
Originated SBC loans, at fair value	249	515	478	832
Originated residential agency loans	42	28	79	49
Total loans (1)	$66,957	$59,379	$127,574	$125,816
Held for sale, at fair value, loans
Originated residential agency loans	$3,161	$1,901	$5,282	$3,198
Originated Freddie loans	725	419	1,332	690
Acquired loans	2	58	4	126
Total loans, held for sale, at fair value (1)	$3,888	$2,378	$6,618	$4,014
Paycheck Protection Program loans
Paycheck Protection Program loans	$26,766	$—	33,487	$—
Paycheck Protection Program loans, at fair value	412	—	583	—
Total Paycheck Protection Program loans	$27,178	$—	$34,070	$—
Mortgage backed securities, at fair value	$5,024	$1,454	$8,156	$2,932
Total interest income	$103,047	$63,211	$176,418	$132,762
Interest expense
Secured borrowings	$(18,065)	$(13,539)	$(35,639)	$(26,297)
Paycheck Protection Program Liquidity Facility borrowings	(1,545)	—	(1,879)	—
Securitized debt obligations of consolidated VIEs	(21,421)	(17,317)	(40,514)	(36,846)
Guaranteed loan financing	(3,472)	(4,153)	(7,123)	(10,396)
Senior secured note	(3,456)	(3,469)	(6,915)	(6,941)
Convertible note	(2,188)	(2,188)	(4,376)	(4,376)
Corporate debt	(5,268)	(2,742)	(9,730)	(5,482)
Total interest expense	$(55,415)	$(43,408)	$(106,176)	$(90,338)
Net interest income before provision for loan losses	$47,632	$19,803	$70,242	$42,424
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

The following table summarizes our derivatives, by type:

		As of June 30, 2021			As of December 31, 2020
			Asset	Liability		Asset	Liability
		Notional	Derivatives	Derivatives	Notional	Derivatives	Derivatives
(In Thousands)	Primary Underlying Risk	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Interest rate lock commitments	Interest rate risk	$537,363	$6,130	$—	$614,358	$16,363	$—
Interest Rate Swaps - not designated as hedges	Interest rate risk	302,982	—	(2,565)	160,801	—	(952)
Interest Rate Swaps - designated as hedges	Interest rate risk	—	—	—	132,325	—	(5,701)
TBA Agency Securities	Interest rate risk	521,500	—	(999)	565,000	—	(4,004)
Credit Default Swaps	Credit risk	199,381	—	(153)	15,000	—	(174)
FX forwards	Foreign exchange rate risk	28,030	470	—	3,866	—	(773)
Total		$1,589,256	$6,600	$(3,717)	$1,491,350	$16,363	$(11,604)

The following tables summarize the gains and losses on the Company’s derivatives:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
		Net Change in		Net Change in
	Net Realized	Unrealized	Net Realized	Unrealized
(In Thousands)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Credit default swaps (1)	$—	$(21)	$—	$21
Interest rate swaps (1)(2)	(4,482)	1,947	(5,779)	8,470
TBA Agency Securities (3)	—	(903)	—	3,005
Interest rate lock commitments (3)	—	(5,595)	—	(10,234)
FX forwards (1)	170	(334)	(358)	1,243
Total	$(4,312)	$(4,906)	$(6,137)	$2,505

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
(3) Gains (losses) are recorded in residential mortgage banking activities in the consolidated statements of income.

The following table summarizes the gains and losses on the Company’s derivatives which have qualified for hedge accounting:

(In Thousands)	Derivatives - effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income (2)	Total income statement impact	Derivatives- effective portion recorded in OCI (3)	Total change in OCI for period (3)
Hedge type:
Interest rate - forecasted transactions (1)	(312)	—	(312)	(188)	124
Three Months Ended June 30, 2021	$(312)	$—	$(312)	$(188)	$124
Interest rate - forecasted transactions (1)	(366)	—	(366)	(388)	(22)
Three Months Ended June 30, 2020	$(366)	$—	$(366)	$(388)	$(22)
Interest rate - forecasted transactions (1)	(610)	—	(610)	1,492	2,102
Six Months Ended June 30, 2021	$(610)	$—	$(610)	$1,492	$2,102
Interest rate - forecasted transactions (1)	(733)	(1,694)	(2,427)	(5,576)	(3,149)
Six Months Ended June 30, 2020	$(733)	$(1,694)	$(2,427)	$(5,576)	$(3,149)
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

(In Thousands)	June 30, 2021	December 31, 2020
Acquired ORM Portfolio:
Retail	$18,408	$18,700
Mixed Use	14,027	14,248
Land	6,318	7,256
Lodging/Residential	3,230	3,230
Total Acquired ORM REO	$41,983	$43,434
Other REO held for sale:
Single Family	$25,575	$—
Retail	3,382	660
Office	—	829
SBA	327	425
Total Other REO(1)	$29,284	$1,914
Total Real Estate, held for sale	$71,267	$45,348
(1) Excludes $2.8 million and $4.5 million of real estate, held for sale within consolidated VIEs, respectively.

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

Management fee. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee calculated and payable quarterly in arrears equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement) up to $500 million and 1.00% per annum of stockholders’ equity in excess of $500 million. Concurrently with entering into the Merger Agreement, we, our operating partnership and our Manager entered into the Amendment. The Amendment provides that, contingent upon the closing of the Merger, the Manager’s base management fee will be reduced by the Temporary Fee Reduction. Other than the Temporary Fee Reduction set forth in the Amendment, the terms of the Management Agreement remain the same.

The following table presents certain information on the management fee payable to our Manager:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Management fee - total	$2.6 million	$2.7 million	$5.3 million	$5.2 million
Management fee - amount unpaid	$2.6 million	$2.7 million	$2.6 million	$2.7 million

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

The following table presents certain information on the incentive fee payable to our Manager:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Incentive fee distribution - total	$0.3 million	$3.5 million	$0.3 million	$3.5 million
Incentive fee distribution - amount unpaid	$0.3 million	$3.5 million	$0.3 million	$3.5 million

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

The following table presents certain information on reimbursable expenses payable to our Manager:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Reimbursable expenses payable to our Manager - total	$3.5 million	$0.8 million	$5.5 million	$2.0 million
Reimbursable expenses payable to our Manager - amount unpaid	$4.6 million	$0.6 million	$4.6 million	$0.6 million

Note 19. Other assets and other liabilities

The following table details the Company’s other assets and other liabilities.

(In Thousands)	June 30, 2021	December 31, 2020
Other assets:
Deferred tax asset	$18,396	$18,396
Deferred loan exit fees	19,664	13,940
Accrued interest	21,582	12,656
Goodwill	18,578	11,206
Due from servicers	15,970	11,171
Right-of-use lease asset	2,890	3,172
Intangible assets	6,338	6,986
Deferred financing costs	3,054	2,612
PPP fee receivable	1,903	18
Other assets	11,839	9,346
Other assets	$120,214	$89,503
Accounts payable and other accrued liabilities:
Deferred tax liability	$16,839	$16,839
Accrued salaries, wages and commissions	36,446	35,724
Accrued interest payable	22,899	19,695
Servicing principal and interest payable	12,647	7,318
Repair and denial reserve	15,652	9,557
Payable to related parties	2,916	4,088
Accrued professional fees	1,758	1,365
Lease payable	3,860	3,670
Deferred LSP revenue	842	10,700
Accrued PPP related costs	37,953	498
Other liabilities	28,206	26,201
Total accounts payable and other accrued liabilities	$180,018	$135,655

Intangible assets

The following table presents information about the intangible assets held by the Company:

(In Thousands)	June 30, 2021	December 31, 2020	Estimated Useful Life
Internally developed software - Knight Capital	$2,743	$3,061	6 years
Broker network - Knight Capital	756	889	4.5 years
Trade name - Knight Capital	636	709	6 years
Favorable lease	704	768	12 years
Trade name - GMFS	499	559	15 years
SBA license	1,000	1,000	Indefinite life
Total Intangible Assets	$6,338	$6,986

Amortization expense related to the intangible assets previously acquired for both the three months ended June 30, 2021 and 2020, was $0.3 million. Amortization expense related to the intangible assets previously acquired for the six months ended June 30, 2021 and June 30, 2020 was $0.6 million and $0.7 million, respectively. Such amounts are recorded as other operating expenses in the consolidated statements of income.

Accumulated amortization for finite-lived intangible assets is as follows:

(In Thousands)	June 30, 2021
Favorable lease	$744
Trade name - GMFS	694
Internally developed software - Knight Capital	897
Broker network - Knight Capital	378
Trade name - Knight Capital	208
Total Accumulated Amortization	$2,921

Amortization expense related to the finite-lived intangible assets for the subsequent five years is as follows:

(In Thousands)	June 30, 2021
2021	$647
2022	1,268
2023	1,242
2024	1,032
2025	786
Thereafter	363
Total	$5,338

Loan indemnification reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other accrued liabilities in the Company's consolidated balance sheets and the provision for loan indemnification losses is included in variable expenses on residential mortgage banking activities, in the Company's consolidated statements of income. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demand, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability. At June 30, 2021 and December 31, 2020, the loan indemnification reserve was $4.3 million and $4.1 million, respectively.

Because of the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. At June 30, 2021 and December 31, 2020, the reasonably possible loss above the recorded loan indemnification reserve was not considered material.

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

The Company has participated in the PPP as both a direct lender and as service provider. Under the CARES Act, we originated $109.5 million of PPP loans and were a Lender Service Provider (“LSP”) for $2.5 billion of PPP loans. For our originations as direct lender, we classified the loans as held at fair value and elected the fair value option. Fees totaling $5.2 million, were recognized in the period of origination. For loans processed under the LSP, we were obligated to perform certain services including: 1) assistance and services to the third-party in the underwriting, marketing, processing and funding of loans, 2) processing forgiveness of the loans with the SBA and 3) servicing and management of subsequently resulting PPP loan portfolios. We do not hold these loans on balance sheet and fees totaling $43.3 million were recognized as services are performed. As of June 30, 2021, we have $0.8 million in unrecognized fees. Expenses related to PPP loans under the CARES Act were recognized in the period in which they were incurred.

Under the Economic Aid Act, we have originated $2.2 billion of PPP loans. These loans are classified as held-for-investment and are accounted for under ASC 310-10, Receivables. Net fees totaling $104.0 million are deferred over the expected life of the PPP loans and will be recognized as interest income. As of June 30, 2021, we have $95.4 million in unrecognized net fees.

The following tables present details about the Company’s financial position related to its PPP activities:

(In Thousands)	June 30, 2021
Assets
Restricted cash	$10,000
Paycheck Protection Program loans	2,162,155
Paycheck Protection Program loans, at fair value	16,431
Prepaid expenses	—
PPP fee receivable	1,903
Deferred financing costs	—
Accrued interest receivable	5,948
Total PPP related assets	$2,196,437
Liabilities
Paycheck Protection Program Liquidity Facility borrowings	$2,286,624
Interest payable	1,846
Deferred LSP revenue	842
Accrued PPP related costs	37,953
Payable to third parties	581
Repair and denial reserve	8,694
Total PPP related liabilities	$2,336,540

(In Thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Financial statement account
Income
LSP origination fees	$—	$26,116	$—	$26,116	Other income - origination fees
PPP processing fees	—	5,155	—	5,155	Other income - origination fees
LSP fee income	3,117	853	$9,858	853	Servicing income
Interest income	26,355	194	33,247	194	Interest income
Total PPP related income	$29,472	$32,318	$43,105	$32,318
Expense
Direct operating expenses	$3,673	$5,525	$8,218	$5,525	Other operating expenses - origination costs
Repair and denial reserve	3,733	2,319	5,389	2,319	Other income - change in repair and denial reserve
Interest expense	8,761	1,402	12,622	1,402	Interest expense
Total PPP related expenses (direct)	$16,167	$9,246	$26,229	$9,246
Net PPP related income	$13,305	$23,072	$16,876	$23,072

Other income and expenses

The following table details the Company’s other income and operating expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Other income
Origination income	$1,890	$33,617	$3,503	$36,112
Change in repair and denial reserve	(4,084)	(2,651)	(6,153)	(2,515)
Other	1,506	628	2,533	2,070
Total other income	$(688)	$31,594	$(117)	$35,667
Other operating expenses
Origination costs	$7,883	$9,430	$16,028	$12,455
Technology expense	2,038	1,742	3,910	3,322
Impairment on real estate	1,278	106	1,278	3,075
Rent and property tax expense	1,743	1,200	3,429	2,384
Recruiting, training and travel expense	333	235	829	859
Marketing expense	609	385	1,185	931
Loan acquisition costs	300	356	334	453
Financing costs on purchased future receivables	32	789	56	1,413
Other	2,974	3,502	5,625	6,595
Total other operating expenses	$17,190	$17,745	$32,674	$31,487

Note 21. Redeemable Preferred Stock and Stockholders’ Equity

Common stock dividends

The following table presents cash dividends declared by our board of directors on our common stock from June 30, 2020 through June 30, 2021:

Declaration Date	Record Date	Payment Date	Dividend per Share
June 15, 2020	June 30, 2020	July 31, 2020	$0.25
September 16, 2020	September 30, 2020	October 30, 2020	$0.30
December 14, 2020	December 31, 2020	January 29, 2021	$0.35
March 1, 2021	March 15, 2021	March 18, 2021	$0.30
March 24, 2021	April 5, 2021	April 30, 2021	$0.10
June 14, 2021	June 30, 2021	July 30, 2021	$0.42

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

The following table summarizes the Company’s RSU and RSA activity:

	Restricted Stock Awards
(In Thousands, except share data)	Number of Shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, December 31, 2020	872,079	$13,737	$15.75
Granted	185,586	2,379	12.82
Vested	(115,604)	(1,801)	15.58
Canceled	(1,547)	(21)	13.50
Outstanding, March 31, 2021	940,514	$14,294	$15.20
Granted	10,636	149	14.03
Vested	(9,723)	(126)	12.99
Outstanding, June 30, 2021	941,427	$14,317	$15.21

For the three and six months ended June 30, 2021, the Company recognized $1.7 million and $3.3 million, respectively of noncash compensation expense related to its stock-based incentive plan in our consolidated statements of income, respectively.

For the three and six months ended June 30, 2020, the Company recognized $1.5 million and $2.9 million, respectively of noncash compensation expense related to its stock-based incentive plan in our consolidated statements of income, respectively.

At June 30, 2021 and December 31, 2020, approximately $14.3 million and $13.7 million, respectively of noncash compensation expense related to unvested awards had not yet been charged to net income. These costs are expected to be amortized into compensation expense ratably over the course of the remainder of the respective vesting periods.

Performance-based equity awards

In February 2021, the Company granted to certain key employees 61,895 shares of performance-based equity awards, which are allocated 50% to awards that vest based on absolute total shareholder return (“TSR”) for the three-year forward-looking period ending December 31, 2023 and 50% to awards that vest based on TSR for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the absolute and relative TSR achieved during the vesting period, the actual number of shares that the key employees receive at the end of the period may range from 0% to 300% of the target shares granted.

The fair value of the performance-based equity awards granted is recorded as compensation expense and will cliff vest at the end of the vesting period on December 31, 2023, with an offsetting increase in stockholders’ equity.

Preferred Stock

The following is a summary of the Company’s preferred stock outstanding at June 30, 2021. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock ranks senior to the Company’s common stock with respect to payment of dividends and the distribution of assets.

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

In June 2021, the Company issued 4,600,000 shares of 6.50% Series E Cumulative Redeemable Preferred Stock, par value $0.0001 per share (the “Series E Preferred Stock”) and received net proceeds of $111,377,500.

			Preferential Cash Dividends (1)(2)			Carrying Value (in thousands)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference (3)	Rate per Annum	Annual Dividend (per share)	June 30, 2021
B	1,919	$0.0001	$25.00	8.63%	$2.16	$47,984
C	335	0.0001	25.00	6.25%	1.56	$8,361
D	2,010	0.0001	25.00	7.63%	1.91	$50,257
E	4,600	0.0001	25.00	6.50%	1.63	$111,378

(1)Holders of shares of the Series B, C, D, and E preferred stock are entitled to receive dividends, when and as authorized by the Company's Board, out of funds legally available for the payment of dividends. Dividends for Series B, C, and D preferred stock are payable quarterly on the 15th day of January, April, July and October of each year or if not a business day, the next succeeding business day. Dividends for Series E preferred stock are payable quarterly on or about the last day of each January, April, July and October of each year. Any dividend payable on the preferred stock for any partial dividend period will be computed on the basis of a 360- day year consisting of twelve 30-day months. Dividends will be payable in arrears to holders of record as they appear on the Company’s records at the close of business on the last day of each of March, June, September and December, as the case may be, immediately preceding the applicable dividend payment date.

(2)The Company declared dividends of $1.0 million, $0.1 million, $1.0 million, and $1.0 million of its Series B,C, D and E Cumulative preferred stock during the three months ended June 30, 2021. The dividends are payable on July 15, 2021 for Series B, C, and D preferred stock and on July 31, 2021 for Series E preferred stock to the Preferred Stock Shareholders of record as of the close of business on June 30, 2021.

(3)The Company may, at its option, redeem the Series B, D, and E Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Series E Preferred Stock is not redeemable prior to June 10, 2026, except under certain conditions.

Note 22. Earnings per Share of Common Stock

The following table provides information on the basic and diluted earnings per share computations, including the number of shares of common stock used for purposes of these computations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except for share and per share amounts)	2021	2020	2021	2020
Basic Earnings
Net income (loss)	$30,904	$34,663	$59,851	$(16,853)
Less: Income (loss) attributable to non-controlling interest	444	810	1,103	(254)
Less: Income attributable to participating shares	3,616	285	4,273	748
Basic earnings	$26,844	$33,568	$54,475	$(17,347)

Diluted Earnings
Net income (loss)	$30,904	$34,663	$59,851	$(16,853)
Less: Income (loss) attributable to non-controlling interest	444	810	1,103	(254)
Less: Income attributable to participating shares	3,616	285	4,273	748
Diluted earnings	$26,844	$33,568	$54,475	$(17,347)

Number of Shares
Basic — Average shares outstanding	71,221,806	53,980,451	64,059,509	52,982,246
Effect of dilutive securities — Unvested participating shares	163,797	33,507	150,425	33,507
Diluted — Average shares outstanding	71,385,603	54,013,958	64,209,934	53,015,753

Earnings Per Share Attributable to RC Common Stockholders:
Basic	$0.38	$0.62	$0.85	$(0.33)
Diluted	$0.38	$0.62	$0.85	$(0.33)

Participating unvested RSUs were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Additionally, as of June 30, 2021, there are potential shares of common stock contingently issuable upon the conversion of the Convertible Notes in the future. The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash. Based on this assessment, the Company determined that it would be appropriate to apply a method similar to the treasury stock method, such that contingently issuable common stock is assessed quarterly along with our other potentially dilutive instruments. In order to compute the dilutive effect, the number of shares included in the denominator of diluted EPS is determined by dividing the “conversion spread value” of the share-settled portion (value above accreted value of face value and interest component) of the instrument by the share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the bond upon an assumed conversion. As of June 30, 2021, the conversion spread value is currently zero, since the closing price of our common stock does not exceed the conversion rate (strike price) and is “out-of-the-money”, resulting in no impact on diluted EPS.

Certain investors own OP units in our operating partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the operating partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company's equity is increased. As of June 30, 2021 and December 31, 2020, the non-controlling interest OP unit holders owned 1,175,205 OP units.

Note 23. Offsetting assets and liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default, including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of June 30, 2021 and December 31, 2020, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

For derivatives traded under an ISDA Master Agreement, the collateral requirements are listed under the Credit Support Annex, which is the sum of the mark to market for each derivative contract, the independent amount due to the derivative counterparty and any thresholds, if any. Collateral may be in the form of cash or any eligible securities, as defined in the respective ISDA agreements. Cash collateral pledged to and by the Company with the counterparty, if any, is reported separately in the consolidated balance sheets as restricted cash. All margin call amounts must be made before the notification time and must exceed a minimum transfer amount threshold before a transfer is required. All margin calls must be responded to and completed by the close of business on the same day of the margin call, unless otherwise specified. Any margin calls after the notification time must be completed by the next business day. Typically, the Company and its counterparties are not permitted to sell, rehypothecate or use the collateral posted. To the extent amounts due to the Company from its counterparties are not fully collateralized, the Company bears exposure and the risk of loss from a defaulting counterparty. The Company attempts to mitigate counterparty risk by establishing ISDA agreements with only high grade counterparties that have the financial health to honor their obligations and diversification by entering into agreements with multiple counterparties.

In accordance with ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, the Company is required to disclose the impact of offsetting of assets and liabilities represented in the consolidated balance sheets to enable users of the consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to offset, and (d) the Company’s right of offset is enforceable at law. As of June 30, 2021 and December 31, 2020, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the consolidated balances sheets.

The following tables provide details regarding the effect of offsetting the Company’s recognized assets and liabilities presented in the consolidated balance sheets:

				Gross amounts not offset in the Consolidated Balance Sheets(1)
(in thousands)	Gross amounts of recognized Assets / Liabilities	Gross amounts offset in the Consolidated Balance Sheets	Amounts presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received / Paid	Net Amount
June 30, 2021
Assets
Derivative instruments - Interest rate lock commitments	6,130	—	6,130	—	$—	$6,130
Derivative instruments - FX forwards	470	—	470	—	$—	$470
Total	$6,600	$—	$6,600	$—	$—	$6,600
Liabilities
Derivative instruments - Interest rate swaps	$5,704	$3,139	$2,565	$—	$2,565	$—
Derivative instruments - Credit default swaps	153	—	153	—	153	—
Derivative instruments - TBA Agency Securities	999	—	999	—	—	999
Derivative instruments - FX forwards	—	—	—	—	—	—
Secured borrowings	1,703,034	—	1,703,034	1,703,034	—	—
Total	$1,709,890	$3,139	$1,706,751	$1,703,034	$2,718	$999
December 31, 2020
Assets
Derivative instruments - Interest rate lock commitments	$16,363	—	16,363	—	$—	$16,363
Total	$16,363	$—	$16,363	$—	$—	$16,363
Liabilities
Derivative instruments - Interest rate swaps	$11,670	$5,017	$6,653	$—	$6,653	$—
Derivative instruments - TBA Agency Securities	174	—	174	—	174	—
Derivative instruments - Credit default swaps	4,004	—	4,004	—	—	4,004
Derivative instruments - FX forwards	773		773	—	—	773
Secured borrowings	1,294,243	—	1,294,243	1,294,243	—	—
Total	$1,310,864	$5,017	$1,305,847	$1,294,243	$6,827	$4,777
(1)	Amounts presented in these columns are limited in total to the net amount of assets or liabilities presented in the prior column by instrument. In certain cases, there is excess cash collateral or financial assets we have pledged to a counterparty that exceed the financial liabilities subject to a master netting repurchase arrangement or similar agreement. Additionally, in certain cases, counterparties may have pledged excess cash collateral to us that exceeds our corresponding financial assets. In each case, any of these excess amounts are excluded from the table although they are separately reported in our consolidated balance sheets as assets or liabilities, respectively.

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

Unfunded Loan Commitments

Unfunded loan commitments for SBC loans were as follows:

(In Thousands)	June 30, 2021	December 31, 2020
Loans, net	$330,905	$285,389
Loans, held for sale at fair value	$18,616	$7,809

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

Total commitments to originate loans were as follows:

(In Thousands)	June 30, 2021	December 31, 2020
Commitments to originate residential agency loans	$549,636	$575,600

Note 26. Income Taxes

The Company is a REIT pursuant to Internal Revenue Code Section 856. Our qualification as a REIT depends on our ability to meet various requirements imposed by the Internal Revenue Code, which relate to our organizational structure, diversity of stock ownership and certain requirements with regard to the nature of our assets and the sources of our income. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four taxable years. As of June 30, 2021 and December 31, 2020, we are in compliance with all REIT requirements.

Certain of our subsidiaries have elected to be treated as taxable REIT subsidiaries (“TRSs”). TRSs permit us to participate in certain activities that would not be qualifying income if earned directly by the parent REIT, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Internal Revenue Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code. To the extent these criteria are met, we will continue to maintain our qualification as a REIT. Our TRSs engage in various real estate - related operations, including originating and securitizing commercial and residential mortgage loans, and investments in real property. The majority of our TRSs are held within the SBC originations, Small Business Lending, and residential mortgage banking segments. Our TRSs are not consolidated for federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred income taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

During 2020, the CARES Act and the Consolidated Appropriations Act of 2021 (the “CAA”) were signed into law. Among other things, the provisions of these laws relate to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, and technical corrections to tax depreciation methods for qualified improvement property. As of June 30, 2021 and December 31, 2020, we have recognized a benefit of $2.7 million due to changes in net operating loss carryback provisions which allow net operating losses from tax years beginning in 2018, 2019, or 2020 to be carried back for five years. We will continue to monitor the impacts on our business due to legislative developments related to the COVID-19 pandemic.

Note 27. Segment reporting

The Company reports its results of operations through the following four business segments: i) Acquisitions, ii) SBC Originations, iii) Small Business Lending, and iv) Residential Mortgage Banking. The Company’s organizational structure is based on a number of factors that the Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, uses to evaluate, view, and run its business operations, which includes customer base and nature of loan program types. The segments are based on this organizational structure and the information reviewed by the CODM and management to evaluate segment results.

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

Small Business Lending

Through the Small Business Lending segment, the Company acquires, originates and services loans guaranteed by the SBA under the SBA Section 7(a) Program. This segment also reflects the impact of our SBA securitization activities.

In the second quarter of 2021, our CODM realigned our business segments to include Knight Capital in the Small Business Lending segment from the Acquisitions segment to be more closely aligned with the activities and projections for Knight Capital. We have recast all prior period amounts and segment information to conform to this presentation.

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

Results of business segments and all other. Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the three months ended June 30, 2021, are summarized in the below table.

			Small	Residential
	Loan	SBC	Business	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	Lending	Banking	Other	Consolidated
Interest income	$18,763	$46,117	$36,133	$2,034	$—	$103,047
Interest expense	(12,036)	(27,104)	(13,980)	(2,295)	—	(55,415)
Net interest income before provision for loan losses	$6,727	$19,013	$22,153	$(261)	$—	$47,632
Recovery of (provision for) loan losses	(74)	(4,649)	(794)	—	—	(5,517)
Net interest income after (provision for) recovery of loan losses	$6,653	$14,364	$21,359	$(261)	$—	$42,115
Non-interest income
Residential mortgage banking activities	—	—	—	36,690	—	36,690
Net realized gain on financial instruments and real estate owned	(2,615)	5,235	14,563	—	—	17,183
Net unrealized gain (loss) on financial instruments	4,936	1,908	2,467	(4,699)	—	4,612
Other income	1,217	1,536	(3,550)	38	71	(688)
Servicing income	—	796	3,666	7,466	—	11,928
Income on purchased future receivables, net of allowance for doubtful accounts	—	—	2,779	—	—	2,779
Income (loss) on unconsolidated joint ventures	3,361	—	—	—	—	3,361
Total non-interest income	$6,899	$9,475	$19,925	$39,495	$71	$75,865
Non-interest expense
Employee compensation and benefits	—	(4,294)	(9,335)	(10,127)	(514)	(24,270)
Allocated employee compensation and benefits from related party	(331)	—	—	—	(2,968)	(3,299)
Variable expenses on residential mortgage banking activities	—	—	—	(21,421)	—	(21,421)
Professional fees	(373)	(620)	(704)	(144)	(1,031)	(2,872)
Management fees – related party	—	—	—	—	(2,626)	(2,626)
Incentive fees – related party	—	—	—	—	(286)	(286)
Loan servicing expense	(1,345)	(3,276)	(144)	(2,086)	—	(6,851)
Merger related expenses	—	—	—	—	(1,266)	(1,266)
Other operating expenses	(2,809)	(3,833)	(7,405)	(2,213)	(930)	(17,190)
Total non-interest expense	$(4,858)	$(12,023)	$(17,588)	$(35,991)	$(9,621)	$(80,081)
Income (loss) before provision for income taxes	$8,694	$11,816	$23,696	$3,243	$(9,550)	$37,899
Total assets	$1,106,199	$3,861,289	$2,860,365	$588,435	$560,604	$8,976,892

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the six months ended June 30, 2021, are summarized in the below table.

			Small	Residential
	Loan	SBC	Business	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	Lending	Banking	Other	Consolidated
Interest income	$33,297	$85,810	$51,565	$4,078	$1,668	$176,418
Interest expense	(24,007)	(52,102)	(23,187)	(4,623)	(2,257)	(106,176)
Net interest income before provision for loan losses	$9,290	$33,708	$28,378	$(545)	$(589)	$70,242
Recovery of (provision for) loan losses	1,188	(6,258)	(439)	—	—	(5,509)
Net interest income after (provision for) recovery of loan losses	$10,478	$27,450	$27,939	$(545)	$(589)	$64,733
Non-interest income
Residential mortgage banking activities	—	—	—	78,099	—	78,099
Net realized gain on financial instruments and real estate owned	(4,108)	10,800	19,463	—	(126)	26,029
Net unrealized gain (loss) on financial instruments	5,832	4,941	2,981	10,657	1,197	25,608
Other income	2,040	2,824	(5,150)	53	116	(117)
Servicing income	—	1,522	11,469	14,572	—	27,563
Income on purchased future receivables, net of allowance for doubtful accounts	—	—	5,096	—	—	5,096
Income (loss) on unconsolidated joint ventures	2,552	—	—	—	—	2,552
Total non-interest income	$6,316	$20,087	$33,859	$103,381	$1,187	$164,830
Non-interest expense
Employee compensation and benefits	—	(6,546)	(15,381)	(23,715)	(1,405)	(47,047)
Allocated employee compensation and benefits from related party	(543)	—	—	—	(4,879)	(5,422)
Variable expenses on residential mortgage banking activities	—	—	—	(36,906)	—	(36,906)
Professional fees	(895)	(943)	(1,348)	(395)	(2,273)	(5,854)
Management fees – related party	—	—	—	—	(5,319)	(5,319)
Incentive fees – related party	—	—	—	—	(286)	(286)
Loan servicing expense	(3,096)	(5,328)	(42)	(4,450)	(39)	(12,955)
Merger related expenses	—	—	—	—	(7,573)	(7,573)
Other operating expenses	(3,793)	(7,749)	(15,070)	(4,417)	(1,645)	(32,674)
Total non-interest expense	$(8,327)	$(20,566)	$(31,841)	$(69,883)	$(23,419)	$(154,036)
Income (loss) before provision for income taxes	$8,467	$26,971	$29,957	$32,953	$(22,821)	$75,527
Total assets	$1,106,199	$3,861,289	$2,860,365	$588,435	$560,604	$8,976,892

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the three months ended June 30, 2020 are summarized in the below table.

			Small	Residential
	Loan	SBC	Business	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	Lending	Banking	Other	Consolidated
Interest income	$14,977	$37,497	$8,808	$1,929	$—	$63,211
Interest expense	(10,654)	(23,507)	(6,839)	(2,036)	(372)	(43,408)
Net interest income before provision for loan losses	$4,323	$13,990	$1,969	$(107)	$(372)	$19,803
Recovery of (provision for) loan losses	(1,965)	5,821	(2,765)	(500)	—	591
Net interest income after (provision for) recovery of loan losses	$2,358	$19,811	$(796)	$(607)	$(372)	$20,394
Non-interest income
Residential mortgage banking activities	—	—	—	80,564	—	80,564
Net realized gain on financial instruments	(396)	6,232	1,602	—	—	7,438
Net unrealized gain (loss) on financial instruments	(1,016)	(716)	31	(12,043)	—	(13,744)
Other income	544	1,439	29,549	46	16	31,594
Income on purchased future receivables, net	—	—	5,586	—	—	5,586
Servicing income	—	399	2,565	6,018	—	8,982
Income from unconsolidated joint ventures	507	—	—	—	—	507
Total non-interest income	$(361)	$7,354	$39,333	$74,585	$16	$120,927
Non-interest expense
Employee compensation and benefits	—	(4,689)	(6,123)	(15,843)	(633)	(27,288)
Allocated employee compensation and benefits from related party	(125)	—	—	—	(1,125)	(1,250)
Variable expenses on residential mortgage banking activities	—	—	—	(36,446)	—	(36,446)
Professional fees	(88)	(104)	(301)	(271)	(1,155)	(1,919)
Management fees – related party	—	—	—	—	(2,666)	(2,666)
Incentive fees – related party	—	—	—	—	(3,506)	(3,506)
Loan servicing (expense) income	(1,500)	(1,711)	(247)	(6,861)	(8)	(10,327)
Merger related expenses	—	—	—	—	(11)	(11)
Other operating expenses	(808)	(4,429)	(9,794)	(1,973)	(741)	(17,745)
Total non-interest expense	$(2,521)	$(10,933)	$(16,465)	$(61,394)	$(9,845)	$(101,158)
Net income (loss) before provision for income taxes	$(524)	$16,232	$22,072	$12,584	$(10,201)	$40,163
Total assets	$1,077,811	$2,620,406	$851,579	$568,353	$342,783	$5,460,932

Reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other, for the six months ended June 30, 2020 are summarized in the below table.

			Small	Residential
	Loan	SBC	Business	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	Lending	Banking	Other	Consolidated
Interest income	$31,470	$76,766	$21,279	$3,247	$—	$132,762
Interest expense	(21,859)	(49,134)	(15,352)	(3,621)	(372)	(90,338)
Net interest income before provision for loan losses	$9,611	$27,632	$5,927	$(374)	$(372)	$42,424
Recovery of (provision for) loan losses	(7,688)	(24,007)	(7,019)	(500)	—	(39,214)
Net interest income after (provision for) recovery of loan losses	$1,923	$3,625	$(1,092)	$(874)	$(372)	$3,210
Non-interest income
Residential mortgage banking activities	—	—	—	117,233	—	117,233
Net realized gain (loss) on financial instruments	(1,135)	9,881	5,864	—	—	14,610
Net unrealized gain (loss) on financial instruments	(10,439)	(7,207)	(1,051)	(28,481)	—	(47,178)
Other income	1,403	2,722	31,321	106	115	35,667
Income on purchased future receivables, net	—	—	9,069	—	—	9,069
Servicing income	—	931	3,994	12,154	—	17,079
Loss on unconsolidated joint ventures	(3,030)	—	—	—	—	(3,030)
Total non-interest income	$(13,201)	$6,327	$49,197	$101,012	$115	$143,450
Non-interest expense
Employee compensation and benefits	—	(7,399)	(12,866)	(24,584)	(1,375)	(46,224)
Allocated employee compensation and benefits from related party	(250)	—	—	—	(2,250)	(2,500)
Variable expenses on residential mortgage banking activities	—	—	—	(56,575)	—	(56,575)
Professional fees	(251)	(442)	(662)	(558)	(2,562)	(4,475)
Management fees – related party	—	—	—	—	(5,227)	(5,227)
Incentive fees – related party	—	—	—	—	(3,506)	(3,506)
Loan servicing expense	(2,866)	(3,291)	(582)	(9,119)	(40)	(15,898)
Merger related expenses	—	—	—	—	(58)	(58)
Other operating expenses	(4,095)	(7,886)	(14,311)	(3,758)	(1,437)	(31,487)
Total non-interest expense	$(7,462)	$(19,018)	$(28,421)	$(94,594)	$(16,455)	$(165,950)
Net income (loss) before provision for income taxes	$(18,740)	$(9,066)	$19,684	$5,544	$(16,712)	$(19,290)
Total assets	$1,077,811	$2,620,406	$851,579	$568,353	$342,783	$5,460,932

Note 28. Subsequent events

On July 9, 2021, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with JMP Securities LLC, (the “Sales Agent”), pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $150 million, through the Sales Agent either as agent or principal, as defined in Rule 415 under the Securities (the “Equity ATM Program”). As of the filing date, the Company did not sell any amount of the Company’s common stock through the Equity ATM Program.

On July 15, 2021, pursuant to its option under the respective Articles Supplementary, the Company’s Series B and Series D Preferred Stock were redeemed. The redemption price for the Series B Preferred Stock was $25.00 per share, plus accrued and unpaid dividends up to the redemption date. From and after the redemption date, dividends on the Series B Preferred Stock ceased to accrue and the only remaining right of the holders of the Series B Preferred Stock is to receive payment of the Series B Preferred Stock redemption price. The redemption price for the Series D Preferred Stock was $25.00 per share, plus accrued and unpaid dividends up to, but excluding, the redemption date. From and after the redemption date, dividends on the Series D Preferred Stock ceased to accrue and the only remaining right of the holders of the Series D Preferred Stock is to receive payment of the Series D Preferred Stock Redemption Price.

On July 31, 2021, the Company acquired Red Stone, a privately owned real estate finance and investment company that provides innovative financial products and services to the multifamily affordable housing industry, in exchange for an initial purchase price of $63 million paid in cash, retention payments to key executives aggregating $7 million in cash and 128,533 shares of common stock of the Company issued to Red Stone executives under the 2012 Plan. Additional purchase price payments may be made over the next few years if the Red Stone business achieves certain hurdles. Due to the close proximity of the acquisition date and the Company’s filing of its quarterly report on Form 10-Q, the initial accounting for the business combination is incomplete, and therefore the Company is unable to disclose the information required by ASC 805, Business Combinations. Such information will be included in the Company’s subsequent Form 10-Q.

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

Overview

Our Business

We are a multi-strategy real estate finance company that originates, acquires, finances, and services SBC loans, SBA loans, residential mortgage loans, and to a lesser extent, MBS collateralized primarily by SBC loans, or other real estate-related investments. Our loans generally range in original principal amounts up to $35 million and are used by businesses to purchase real estate used in their operations or by investors seeking to acquire small multi-family, office, retail, mixed use or warehouse properties. Our originations and acquisition platforms consist of the following four operating segments:

●	Acquisitions. We acquire performing and non-performing SBC loans as part of our business strategy. We hold performing SBC loans to term, and we seek to maximize the value of the non-performing SBC loans acquired by us through borrower-based resolution strategies. We typically acquire non-performing loans at a discount to their unpaid principal balance (“UPB”) when we believe that resolution of the loans will provide attractive risk-adjusted returns.

●	SBC Originations. We originate SBC loans secured by stabilized or transitional investor properties using multiple loan origination channels through our wholly-owned subsidiary, ReadyCap Commercial, LLC (“ReadyCap Commercial”). These originated loans are generally held-for-investment or placed into securitization structures. Additionally, as part of this segment, we originate and service multi-family loan products under the Federal Home Loan Mortgage Corporation’s Small Balance Loan Program (“Freddie Mac” and the “Freddie Mac program”). These originated loans are held for sale, then sold to Freddie Mac.

●	Small Business Lending. We acquire, originate and service owner-occupied loans guaranteed by the SBA under its Section 7(a) loan program (the “SBA Section 7(a) Program”) through our wholly-owned subsidiary, ReadyCap Lending, LLC (“ReadyCap Lending” or “RCL”). We hold an SBA license as one of only 14 non-bank Small Business Lending Companies (“SBLCs”) and have been granted preferred lender status by the SBA. These originated loans are either held-for-investment, placed into securitization structures, or sold. We also acquire purchased future receivables through our Knight Capital platform (“Knight Capital”). Knight Capital, which we acquired in 2019, is a technology-driven platform that provides working capital to small and medium sized businesses across the U.S. In the second quarter of 2021, our Chief Executive Officer as our Chief Operating Decision Maker (“CODM”), realigned our business segments to include Knight Capital in the Small Business Lending segment from the Acquisitions segment to be more closely aligned with the activities of, and projections for, Knight Capital. We have recast all prior period amounts and segment information to conform to this presentation.

●	Residential Mortgage Banking. We operate our residential mortgage loan origination segment through our wholly-owned subsidiary, GMFS, LLC ("GMFS"). GMFS originates residential mortgage loans eligible to be purchased, guaranteed or insured by the Federal National Mortgage Association (“Fannie Mae”), Freddie Mac, Federal Housing Administration (“FHA”), U.S. Department of Agriculture (“USDA”) and U.S. Department of Veterans Affairs (“VA”) through retail, correspondent and broker channels. These originated loans are then sold to third parties, primarily agency lending programs.

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

Acquisition of Anworth Mortgage Asset Corporation

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

The acquisition of ANH increased our equity capitalization, supported continued growth of our platform and execution of our strategy, and provided us with improved scale, liquidity and capital alternatives, including additional borrowing capacity. Also, the stockholder base resulting from the acquisition of ANH enhanced the trading volume and liquidity for our stockholders. In addition, part of our strategy in acquiring ANH was to manage the liquidation and runoff of certain assets within the ANH portfolio and repay certain indebtedness on the ANH portfolio following the completion of the ANH Merger, and to redeploy the capital into opportunities in our core SBC strategies and other assets we expect will generate attractive risk-adjusted returns and long-term earnings accretion. Consistent with this strategy, at June 30, 2021, we have liquidated approximately $1.8 billion of assets within the ANH portfolio, primarily consisting of Agency RMBS, and repaid approximately $1.6 billion of indebtedness on the portfolio.

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

Changes in Market Interest Rates. We own and expect to acquire or originate fixed rate mortgages (“FRMs”), and adjustable rate mortgages (“ARMs”), with maturities ranging from five to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in five to ten years. ARM loans generally have a fixed interest rate for a period of five, seven or ten years and then an adjustable interest rate equal to the sum of an index rate, such as the LIBOR, plus a margin, while FRM loans bear interest that is fixed for the term of the loan. As of June 30, 2021, approximately 66% of the loans in our portfolio were ARMs, and 34% were FRMs, based on UPB. We utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with our ARMs.

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

Loan and ABS Extension Risk. The Company estimates the projected weighted-average life of our investments based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages and/or the speed at which we are able to liquidate an asset. If the timeline to resolve non-performing assets extends, this could have a negative impact on our results of operations, as carrying costs may therefore be higher than initially anticipated. This situation may also cause the fair market value of our investment to decline if real estate values decline over the extended period. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

Current market conditions. The COVID-19 pandemic around the globe continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The COVID-19 pandemic and preventative measures taken by local, state and federal authorities to alleviate the public health crisis significantly reduced economic activity in most of the United States resulting in a significant increase in unemployment claims. COVID-19 has had a continued and prolonged adverse impact on economic and market conditions and has caused a global economic slowdown which has had and could further have a material adverse effect on the Company’s results and financial condition. The pandemic continues to evolve, and the full impact of COVID-19 on the real estate industry, the commercial real estate market, the small business lending market and the credit markets generally, and consequently on the Company’s financial condition and results of operations is uncertain and cannot be predicted at the current time as it depends on several factors beyond the control of the Company including, but not limited to, (i) the uncertainty around the severity and duration of the outbreak, (ii) the effectiveness of the United States public health response, including the administration of vaccines throughout the United States, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of governmental responses to the pandemic, including the PPP and other programs under the CARES Act and Economic Aid Act, (v) the timing and speed of economic recovery, (vi) the availability of a treatment or vaccination for COVID-19, and (vii) the negative impact on our borrowers, real estate values and cost of capital.

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

The following table sets forth certain information on our operating results:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
($ in thousands, except share data)	2021	2020	2021	2020
Net Income	$30,904	$34,663	$59,851	$(16,853)
Earnings per common share - basic	$0.38	$0.62	$0.85	$(0.33)
Earnings per common share - diluted	$0.38	$0.62	$0.85	$(0.33)
Distributable Earnings	$41,428	$39,223	$66,136	$40,448
Distributable Earnings per common share - basic and diluted	$0.52	$0.70	$0.95	$0.73
Dividends declared per common share	$0.42	$0.25	$0.82	$0.65
Dividend yield(1)	10.6% %	11.5%	10.3%	11.5%
Book value per common share	$14.88	$14.48	$14.88	$14.48
Adjusted net book value per common share(2)	$14.87	$14.46	$14.87	$14.46
(1) Based on the closing share price on June 30, 2021 and 2020, respectively.
(2) Excludes the equity component of our 2017 convertible note issuance.

The following table presents information on our investment portfolio activity (based on fully committed amounts):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Loan originations
SBC loan originations	$1,101,326	$157,945	$1,924,519	$627,677
SBA loan originations	145,745	20,824	195,968	66,371
Residential agency mortgage loan originations	1,071,745	1,191,165	2,311,828	1,882,474
Total loan originations	$2,318,816	$1,369,934	$4,432,315	$2,576,522
Total loan acquisitions	$—	$—	$—	$51,494
Total loan investment activity	$2,318,816	$1,369,934	$4,432,315	$2,628,016

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

Return Information

The following tables present certain information related to our SBC and Small Business Lending loan portfolios as of June 30, 2021, and per share information for the three months ended June 30, 2021, which includes distributable earnings per share or return information. Distributable earnings is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in our Annual report on Form 10-K.

Financial Snapshot

READY CAPITAL.

($ in thousands, except per share data)

Investment Type	Average Carrying Value[1]	Gross Yield[2]	Average Debt Balance	Debt Cost [3]	Levered Yield
Loan Acquisitions	$ 1,438,039	5.8%	$ 996,188	3.0%	11.9%
SBC Originations	$ 3,387,614	6.2%	$ 2,484,025	3.4%	14.0%
Small Business Lending	$ 255,381	35.4%	$ 170,860	3.8%	99.2%
Total	**$ 5,081,034**	**7.6%**	**$ 3,651,073**	**3.3%**	**18.4%**

Book Equity Value Metrics		
Common Stockholders' equity	$	1,059,907
Common Stockholders' equity (adjusted)[5]	$	1,059,053
Total Common Shares outstanding		71,231,422
Net Book Value per Common Share	$	14.88
Adjusted Net Book Value per Common Share	$	14.87

Loan Portfolio Metrics [4]	
% Fixed vs Floating Rate	34% / 66%
% Originated vs Acquired	78% / 22%
Weighted Average LTV - SBC originations	70%
Weighted Average LTV - SBA	81%
Weighted Average LTV - Acquired	41%

Q2 2021 Earnings Data Metrics		
Net income (loss) | Distributable earnings	$30,904 |	$41,428
Earnings per share - Basic and diluted	$	0.38
Distributable Earnings per Common Share	$	0.52
Return on Equity per Common Share		10.0%
Distributable Return on Equity per Common Share		13.8%
Dividend Yield [6]		10.6%

Servicing Portfolio Metrics		
SBA servicing rights - UPB	$	729,071
SBA servicing rights- carrying value	$	19,721
Freddie Mac servicing rights - UPB	$	1,802,187
Freddie Mac servicing rights - carrying value	$	24,724
Residential servicing rights - UPB	$	10,373,511
Residential servicing rights - carrying value	$	100,820

1. Average carrying value includes average quarterly carrying value of loan and servicing asset balances
2. Gross yields include interest income, accretion of discount, MSR creation, income from our unconsolidated joint venture, realized gains (losses) on loans held for sale, unrealized gains (losses) on loans held for sale and servicing income net of interest expense and amortization of deferred financing costs on an annualized basis.
3. The Company finances the assets included in the Investment Type through securitizations, repurchase agreements, warehouse facilities and bank credit facilities. Interest expense is calculated based on interest expense and deferred financing amortization for the quarter ended 6/30/2021 on an annualized basis.
4. Excludes loans, held for sale, at fair value
5. Excludes the equity component of our 2017 convertible note issuance.
6. Q2 Dividend yield for the period based on the 06/30/2021 closing share price of $15.87

The following table provides a detailed breakdown of our calculation of return on equity and distributable return on equity for the three months ended June 30, 2021. Distributable return on equity is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in our Annual report on Form 10-K.

Return on Equity

READY CAPITAL.

Segment	Levered Yield [1]	Distributable Levered Yield [1]	Equity Allocation
Loan Acquisitions	11.9 %	11.9 %	29.3 %
SBC Originations	14.0 %	14.0 %	60.0 %
Small Business Lending	99.2 %	99.2 %	5.6 %
Residential Mortgage Banking [3]	17.1 %	41.9 %	5.0 %

	GAAP ROE [2]		Distributable ROE [2]	
	Q2'21	Q1'21	Q2'21	Q1'21
Segment return	18.4 %	24.3 %	19.6 %	19.1 %
Corporate leverage, net of non-earning assets	2.6	1.9	3.1	0.3
Gross return on equity	**21.0 %**	**26.2 %**	**22.7 %**	**19.4 %**
Realized & unrealized gains, net	2.4	2.7	2.4	2.7
Loan loss recovery (provision)	(2.0)	-	(0.5)	-
PPP revenue, net of direct expenses	4.8	1.6	4.8	1.6
Non-recurring gains, losses and expenses	(0.9)	(2.7)	-	-
Operating expenses	(10.6)	(9.8)	(10.3)	(9.4)
Investment advisory fees	(1.0)	(1.2)	(1.0)	(1.2)
Benefit (Provision) for income taxes	(2.5)	(3.9)	(3.1)	(2.1)
Dividends on preferred stock	(1.2)	(0.1)	(1.2)	(0.1)
Return on equity	**10.0 %**	**12.8 %**	**13.8 %**	**10.9 %**

1. Levered yield includes interest income, accretion of discount, MSR creation, income from unconsolidated joint ventures, realized gains (losses) on loans held for sale, unrealized gains (losses) on loans held for sale and servicing income net of interest expense and amortization of deferred financing costs on an annualized basis.
2. GAAP ROE is based on GAAP Net Income, while Distributable ROE is based on Distributable Earnings, which adjusts GAAP Net Income for certain items detailed on the "Distributable Earnings Reconciliation" slide.
3. ROE based on net income before tax of the Residential Mortgage Banking business line divided by the business line's average monthly equity.

Portfolio Metrics

SBC Originations. The following table includes certain portfolio metrics related to our SBC originations segment:

SEGMENT SNAPSHOT

SBC Originations

READY CAPITAL.

Portfolio Metrics (Balance Sheet)	Q2 2020	Q3 2020	Q4 2020	Q1 2021	Q2 2021
Number of loans	568	552	561	564	617
Unpaid Principal Balance [1]	$ 2,479	$ 2,338	$ 2,463	$ 2,968	$ 3,744
Carrying Value [1]	$ 2,478	$ 2,308	$ 2,460	$ 2,975	$ 3,702
Weighted Average LTV	64%	62%	64%	66%	70%
Weighted Average Coupon	5.5%	5.6%	5.4%	5.3%	5.0%
Weighted Average Maturity	4 years	4 years	4 years	4 years	3 years
Weighted Average Principal Balance [1]	$ 4.4	$ 4.2	$ 4.4	$ 5.3	$ 6.1
Percentage of loans fixed / floating	48% / 52%	48% / 52%	45% / 55%	36% / 64%	31% / 69%
Percentage of fixed, match funded [2]	80.9%	83.0%	81.2%	79.7%	76.7%
Percentage of loans 60+ days delinquent [4]	2.9%	3.4%	3.0%	3.0%	2.8%

CURRENT QUARTER HIGHLIGHTS

- Freddie Mac loan originations of $240.5 million driven by continued low rates averaging 3.6%
  - Current money up pipeline of $109.9 million, including $56.3 million funded in July
- CRE originations of $860.8[3] million closed in the quarter
  - Current money up pipeline of $524.5 million, including $111.2 million funded in July

GROSS LEVERED YIELD

20%
15%
10%
5%
0%
3.9%
12.8%
2.5%
11.5%
2.5%
12.0%
2.9%
11.2%
2.9%
11.1%
Q2 2020
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Gross Levered Yield (ex. Gains) 5
Gains on Loans, held for sale 6

1. $ in millions, as of quarter end.
2. Represents fixed rate loans that have been securitized.
3. Represents fully committed amounts.
4. Calculated on unpaid principal balance
5. Includes interest income, accretion of discount, and servicing income net of interest expense and amortization of deferred financing costs.
6. Includes realized and unrealized gains (losses) on loans held for sale and MSR creation.

Small Business Lending. The following table includes certain portfolio metrics related to our Small Business Lending segment:

SEGMENT SNAPSHOT

Small Business Lending

READY CAPITAL.

Portfolio Metrics (Balance Sheet)	Q2 2020	Q3 2020	Q4 2020	Q1 2021	Q2 2021
Number of loans	1,804	1,836	1,771	1,760	1,808
Unpaid Principal Balance (1)	$ 678	$ 701	$ 659	$ 645	$ 648
Carrying Value (1)	$ 641	$ 668	$ 624	$ 612	$ 613
Weighted Average LTV	83%	85%	82%	84%	81%
Weighted Average Coupon	5.2%	5.5%	5.5%	5.5%	5.5%
Weighted Average Maturity	17 years	16 years	16 years	16 years	17 years
Weighted Average Principal Balance (1)	$ 0.4	$ 0.4	$ 0.4	$ 0.4	$ 0.4
Percentage of loans fixed / floating	0.3% / 99.7%	0.7% / 99.3%	0.7% / 99.3%	0.7% / 99.3%	0.6% / 99.4%
Percentage of loans 60+ days delinquent (2)	5.4%	4.2%	2.7%	1.2%	1.4%

CURRENT QUARTER HIGHLIGHTS

- SBA 7(a) loans originations of $145.7 million
  - Current money up pipeline of $223.8 million, including $28.7 million funded in July
- SBA net sales premiums peaking at 16.3% and averaging 13.2%, net

1. $ in millions, as of quarter end.
2. Calculated on unpaid principal balance and excludes assets offset by guaranteed loan financing liabilities
3. Includes interest income, accretion of discount, and servicing income net of interest expense and amortization of deferred financing costs.
4. Includes realized and unrealized gains (losses) on loans held for sale and MSR creation.

GROSS LEVERED YIELD

100%
80%
60%
40%
20%
0%
12.8%
26.9%
37.6%
21.4%
34.6%
28.4%
50.4%
37.0%
80.6%
18.6%
Q2 2020
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Gross Levered Yield (ex. Gains)3
Gains on Loans, held for sale4

Acquired Portfolio. The following table includes certain portfolio metrics related to our acquisitions segment:

SEGMENT SNAPSHOT

Loan Acquisitions

READY CAPITAL.

Portfolio Metrics[1] (Balance Sheet)	Q2 2020	Q3 2020	Q4 2020	Q1 2021	Q2 2021
Number of loans	2,126	2,065	2,082	2,181	2,079
Unpaid Principal Balance [2]	$ 1,010	$ 1,003	$ 1,054	$ 1,093	$ 1,038
Carrying Value [2]	$ 1,002	$ 985	$ 1,047	$ 1,090	$ 1,031
Weighted Average LTV	38%	37%	37%	38%	41%
Weighted Average Coupon	6.0%	6.0%	5.9%	5.7%	5.7%
Weighted Average Maturity	9 years	8 years	8 years	10 years	9 years
Weighted Average Principal Balance [2]	$ 0.5	$ 0.5	$ 0.5	$ 0.5	$ 0.5
Percentage of loans fixed / floating	49% / 51%	51% / 49%	50% / 50%	47% / 53%	48% / 52%
Percentage of fixed, match funded [3]	74.5%	74.7%	55.2%	49.4%	71.0%
Percentage of loans 60+ days delinquent [4]	6.6%	6.1%	6.3%	4.5%	5.1%

CURRENT QUARTER HIGHLIGHTS

- Current acquisition pipeline of $1.3 billion with $193 million in closing
- Future liquidation of ANH non-agency MBS and residential loans to be managed in coordination with investment pipeline

GROSS LEVERED YIELD

20%
15%
10%
5%
0%
-5%
1.0%
13.6%
3.4%
10.3%
5.2%
10.4%
8.8%
-1.2%
2.7%
9.2%
Q2 2020
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Income on joint venture investments and Gains on loans, held for sale[6]
Gross Levered Yield (ex. Income on joint venture investments and Gains on loans, held for sale)[5]

1. Excludes joint venture investments.
2. $ in millions, as of quarter end.
3. Represents fixed rate loans that have been securitized.
4. Calculated on unpaid principal balance
5. Includes interest income, accretion of discount, and servicing income net of interest expense and amortization of deferred financing costs.
6. Includes realized and unrealized gains (losses) on loans held for sale and MSR creation.

Residential Mortgage Banking. The following table includes certain portfolio metrics related to our residential mortgage banking segment:

SEGMENT SNAPSHOT

Residential Mortgage Banking

READY CAPITAL.

	Portfolio Metrics (quarterly activity)	Q2 2020	Q3 2020	Q4 2020	Q1 2021	Q2 2021
Originations	Unpaid principal balance [1]	$ 1,192.9	$ 1,184.9	$ 1,179.4	$ 1,240.1	$ 1,071.6
	% of Originations - Purchased	37.4%	44.3%	41.3%	37.9%	55.7%
	% of Originations - Refinanced	62.6%	55.7%	58.7%	62.1%	44.3%
	Channel - % Correspondent	32.6%	38.0%	37.0%	37.3%	37.1%
	Channel - % Retail	49.9%	45.9%	45.3%	47.7%	48.1%
	Channel - % Wholesale	17.5%	16.1%	17.7%	15.0%	14.8%
Sales	Unpaid principal balance [1]	$ 1,150.6	$ 1,172.9	$ 1,203.1	$ 1,193.2	$ 1,101.8
	% of UPB - Fannie/ Freddie securitizations	78.8%	77.8%	79.4%	80.2%	79.0%
	% of UPB - Ginnie Mae securitizations	20.2%	22.2%	20.3%	18.7%	19.5%
	% of UPB - Other investors	1.0%	0.0%	0.3%	1.1%	1.5%

CURRENT QUARTER HIGHLIGHTS

- Originations of $1.1 billion
- Recapture rates of 28%
- Average margin of 107 bps for the quarter, leveling off at 93 bps at quarter end

MSR PORTFOLIO (UPB IN $ BILLIONS)

$10.5
$10.0
$9.5
$9.0
$8.5
$8.0
$7.5
$8.7
$9.1
$9.5
$9.9
$10.4
Q2 2020
Q3 2020
Q4 2020
Q1 2021
Q2 2021

	Q2 2020	Q3 2020	Q4 2020	Q1 2021	Q2 2021
Fair Value ($mm)	$73.6	$74.4	$76.8	$98.5	$100.8

1. $ in millions. Represents activity during the quarter.

Balance Sheet Analysis and Metrics

The following table compares our consolidated balance sheets as of June 30, 2021 and December 31, 2020:

			$ Change	% Change
(In Thousands)	June 30, 2021	December 30, 2020	Q2'21 vs. Q4'20	Q2'21 vs. Q4'20
Assets
Cash and cash equivalents	$200,723	$138,975	$61,748	44.4%
Restricted cash	57,118	47,697	9,421	19.8
Loans, net (including $13,681 and $13,795 held at fair value)	2,222,284	1,550,624	671,660	43.3
Loans, held for sale, at fair value	470,184	340,288	129,896	38.2
Paycheck Protection Program loans (including $16,431 and $74,931 held at fair value)	2,178,586	74,931	2,103,655	2,807.5
Mortgage backed securities, at fair value	260,110	88,011	172,099	195.5
Loans eligible for repurchase from Ginnie Mae	173,437	250,132	(76,695)	(30.7)
Investment in unconsolidated joint ventures	86,994	79,509	7,485	9.4
Purchased future receivables, net	7,213	17,308	(10,095)	(58.3)
Derivative instruments	6,600	16,363	(9,763)	(59.7)
Servicing rights (including $100,820 and $76,840 held at fair value)	145,265	114,663	30,602	26.7
Real estate, held for sale	71,267	45,348	25,919	57.2
Other assets	120,214	89,503	30,711	34.3
Assets of consolidated VIEs	2,976,897	2,518,743	458,154	18.2
Total Assets	$8,976,892	$5,372,095	$3,604,797	67.1%
Liabilities
Secured borrowings	1,703,034	1,294,243	408,791	31.6
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	2,286,624	76,276	2,210,348	2,897.8
Securitized debt obligations of consolidated VIEs, net	2,309,217	1,905,749	403,468	21.2
Convertible notes, net	112,684	112,129	555	0.5
Senior secured notes, net	179,825	179,659	166	0.1
Corporate debt, net	333,669	150,989	182,680	121.0
Guaranteed loan financing	363,955	401,705	(37,750)	(9.4)
Liabilities for loans eligible for repurchase from Ginnie Mae	173,437	250,132	(76,695)	(30.7)
Derivative instruments	3,717	11,604	(7,887)	(68.0)
Dividends payable	33,968	19,746	14,222	72.0
Accounts payable and other accrued liabilities	180,018	135,655	44,363	32.7
Total Liabilities	$7,680,148	$4,537,887	$3,142,261	69.2%
Preferred stock Series C, liquidation preference $25.00 per share	8,361	—	8,361	100.0
Stockholders’ Equity
Preferred stock Series B, D, and E, liquidation preference $25.00 per share	209,619	—	209,619	100.0
Common stock, $0.0001 par value, 500,000,000 shares authorized, 71,231,422 and 54,368,999 shares issued and outstanding, respectively	7	5	2	40.0
Additional paid-in capital	1,090,162	849,541	240,621	28.3
Retained earnings (deficit)	(23,105)	(24,203)	1,098	(4.5)
Accumulated other comprehensive loss	(7,157)	(9,947)	2,790	(28.0)
Total Ready Capital Corporation equity	1,269,526	815,396	454,130	55.7
Non-controlling interests	18,857	18,812	45	0.2
Total Stockholders’ Equity	$1,288,383	$834,208	$454,175	54.4%
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$8,976,892	$5,372,095	$3,604,797	67.1%

As of June 30, 2021, total assets in our consolidated balance sheet were $9.0 billion, an increase of $3.6 billion from December 31, 2020, primarily reflecting an increase in Paycheck Protection Program loans, Loans, net and Assets of consolidated VIEs.  Paycheck Protection Program loans increased $2.1 billion, primarily due to new originations. Loans, net increased $672 million, primarily reflecting originations, partially offset by paydowns. Assets of consolidated VIEs increased $458 million, primarily due to the transfer of loans as a result of securitizations.

As of June 30, 2021, total liabilities in our consolidated balance sheet were $7.7 billion, an increase of $3.1 billion from December 31, 2020, primarily reflecting an increase in Paycheck Protection Program Liquidity Facility borrowings of $2.2 billion due to proceeds to support originations of PPP loans.

As of June 30, 2021, Stockholders’ Equity increased $454 million to $1.3 billion. The increase was primarily driven by the ANH merger and the issuance of preferred shares.

Selected Balance Sheet Information by Business Segment. The following table presents certain selected balance sheet data by each of our four business segments, with the remaining amounts reflected in Corporate –Other, as of June 30, 2021:

(in thousands)	Loan Acquisitions	SBC Originations	Small Business Lending	Residential Mortgage Banking	Total
Assets
Loans, net (1)(2)	$953,442	$3,665,924	$590,089	$3,342	$5,212,797
Loans, held for sale, at fair value	84,169	65,721	36,573	283,721	470,184
Paycheck Protection Program loans	—	—	2,178,586	—	2,178,586
Mortgage backed securities, at fair value	191,879	68,231	—	—	260,110
Servicing rights	—	24,724	19,721	100,820	145,265
Investment in unconsolidated joint ventures	86,994	—	—	—	86,994
Purchased future receivables, net	7,213	—	—	—	7,213
Real estate, held for sale (1)	71,267	2,778	—	—	74,045

Liabilities
Secured borrowings	$364,507	$967,231	$79,335	$291,961	$1,703,034
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	—	—	2,286,624	—	2,286,624
Securitized debt obligations of consolidated VIEs	517,872	1,700,757	90,588	—	2,309,217
Guaranteed loan financing	—	—	363,955	—	363,955
Senior secured notes, net	42,691	130,082	7,052	—	179,825
Corporate debt, net	184,959	148,710	—	—	333,669
Convertible notes, net	55,537	51,522	5,625	—	112,684
(1) Includes assets of consolidated VIEs (2) Excludes allowance for loan losses

Income Statement Analysis and Metrics

The following table compares our consolidated statements of income:

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
(in thousands)	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Interest income
Loan acquisitions	$18,763	$14,977	$3,786	$33,297	$31,470	$1,827
SBC originations	46,117	37,497	8,620	85,810	76,766	9,044
Small business lending	36,133	8,808	27,325	51,565	21,279	30,286
Residential mortgage banking	2,034	1,929	105	4,078	3,247	831
Corporate - other	—	—	—	1,668	—	1,668
Total interest income	$103,047	$63,211	$39,836	$174,750	$132,762	$41,988
Interest expense
Loan acquisitions	$(12,036)	$(10,654)	$(1,382)	$(24,007)	$(21,859)	$(2,148)
SBC originations	(27,104)	(23,507)	(3,597)	(52,102)	(49,134)	(2,968)
Small business lending	(13,980)	(6,839)	(7,141)	(23,187)	(15,352)	(7,835)
Residential mortgage banking	(2,295)	(2,036)	(259)	(4,623)	(3,621)	(1,002)
Corporate - other	—	(372)	372	(2,257)	(372)	(1,885)
Total interest expense	$(55,415)	$(43,408)	$(12,007)	$(106,176)	$(90,338)	$(15,838)
Net interest income before provision for loan losses	$47,632	$19,803	$27,829	$68,574	$42,424	$26,150
Provision for loan losses
Loan acquisitions	$(74)	$(1,965)	$1,891	1,188	(7,688)	8,876
SBC originations	(4,649)	5,821	(10,470)	(6,258)	(24,007)	17,749
Small business lending	(794)	(2,765)	1,971	(439)	(7,019)	6,580
Residential mortgage banking	—	(500)	500	—	(500)	500
Total provision for loan losses	$(5,517)	$591	(6,108)	(5,509)	(39,214)	33,705
Net interest income after provision for loan losses	$42,115	$20,394	$21,721	$57,556	$(36,004)	$93,560
Non-interest income
Loan acquisitions	$6,899	$(361)	$7,260	$6,316	$(13,201)	$19,517
SBC originations	9,475	7,354	2,121	20,087	6,327	13,760
Small business lending	19,925	39,333	(19,408)	33,859	49,197	(15,338)
Residential mortgage banking	39,495	74,585	(35,090)	103,381	101,012	2,369
Corporate - other	71	16	55	1,187	115	1,072
Total non-interest income	$75,865	$120,927	$(45,062)	$164,830	$143,450	$21,380
Non-interest expense
Loan acquisitions	$(4,858)	$(2,521)	$(2,337)	$(8,327)	$(7,462)	$(865)
SBC originations	(12,023)	(10,933)	(1,090)	(20,566)	(19,018)	(1,548)
Small business lending	(17,588)	(16,465)	(1,123)	(31,841)	(28,421)	(3,420)
Residential mortgage banking	(35,991)	(61,394)	25,403	(69,883)	(94,594)	24,711
Corporate - other	(9,621)	(9,845)	224	(23,419)	(16,455)	(6,964)
Total non-interest expense	$(80,081)	$(101,158)	$21,077	$(154,036)	$(165,950)	$11,914
Net income (loss) before provision for income taxes
Loan acquisitions	$8,694	$(524)	$9,218	$8,467	$(18,740)	$27,207
SBC originations	11,816	16,232	(4,416)	26,971	(9,066)	36,037
Small business lending	23,696	22,072	1,624	29,957	19,684	10,273
Residential mortgage banking	3,243	12,584	(9,341)	32,953	5,544	27,409
Corporate - other	(9,550)	(10,201)	651	(22,821)	(16,712)	(6,109)
Total net income (loss) before provision for income taxes	$37,899	$40,163	$(2,264)	$75,527	$(19,290)	$94,817

Results of Operations – Supplemental Information. Realized and unrealized gains (losses) on financial instruments are recorded in the consolidated statements of income and classified based on the nature of the underlying asset or liability.

The following table presents the components of realized and unrealized gains (losses) on financial instruments:

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2021	2020	Change	2021	2020	Change
Realized gains (losses) on financial instruments
Realized gains on loans - Freddie Mac	$2,790	$2,854	(64)	$5,197	$4,000	1,197
Creation of mortgage servicing rights - Freddie Mac	3,909	3,539	370	7,468	4,988	2,480
Realized gains on loans - SBA	11,828	1,215	10,613	15,716	4,489	11,227
Creation of mortgage servicing rights - SBA	2,741	374	2,367	3,700	1,335	2,365
Realized gain (loss) on derivatives, at fair value	(4,312)	(320)	(3,992)	(6,137)	(704)	(5,433)
Realized gain (loss) on mortgage backed securities, at fair value	1,479	379	1,100	1,772	1,589	183
Net realized gains (losses) - all other	(1,252)	(603)	(649)	(1,687)	(1,087)	(600)
Net realized gain on financial instruments	$17,183	$7,438	9,745	$26,029	$14,610	11,419
Unrealized gains (losses) on financial instruments
Unrealized gain (loss) on loans - Freddie Mac	$36	$(514)	550	$(517)	$23	(540)
Unrealized gain (loss) on loans - SBA	2,467	31	2,436	2,981	(1,051)	4,032
Unrealized gain (loss) on residential mortgage servicing rights, at fair value	(4,699)	(12,043)	7,344	10,657	(28,480)	39,137
Unrealized gain (loss) on derivatives, at fair value	1,727	(881)	2,608	7,559	(5,062)	12,621
Unrealized gain (loss) on mortgage backed securities, at fair value	3,741	(161)	3,902	5,569	(12,020)	17,589
Net unrealized gains (losses) - all other	1,340	(176)	1,516	(641)	(588)	(53)
Net unrealized gain (loss) on financial instruments	$4,612	$(13,744)	18,356	$25,608	$(47,178)	72,786

Acquisition Segment Results.

Q2 2021 versus Q2 2020. Interest income of $18.8 million represented an increase of $3.8 million, primarily due to gains from acquired residential loans and MBS, partially offset by a decrease in the weighted average coupon for acquired CRE loans. Interest expense of $12.0 million represented an increase of $1.4 million, primarily due to additional corporate debt and junior subordinated debt. The provision for loan losses decreased $1.9 million, primarily due to impairments taken on specific loans in the second quarter of 2020. Non-interest income of $6.9 million represented an increase of $7.3 million, primarily due to increased gains from unconsolidated subsidiaries and markups on the residential MBS portfolio as yields tightened. Non-interest expense of $4.9 million represented an increase of $2.3 million, primarily due to higher fixed operating expenses.

SBC Originations Segment Results.

Q2 2021 versus Q2 2020. Interest income of $46.1 million represented an increase of $8.6 million, primarily due to increased loan balances, partially offset by a decline in the portfolio’s weighted average coupon. Interest expense of $27.1 million represented an increase of $3.6 million, primarily due to an increase in debt borrowings to fund additional loan balances. The provision for loan losses of $4.6 million represented an increase of $10.5 million, primarily due to CECL reserves taken on bridge loan originations. Non-interest income of $9.5 million represented an increase of $2.1 million, primarily due to unrealized gains on derivatives. Non-interest expense of $12.0 million represented an increase of $1.1 million, primarily due to increased loan servicing and compensation expenses.

Small Business Lending Segment Results.

Q2 2021 versus Q2 2020. Interest income of $36.1 million represented an increase of $27.3 million, primarily due to increased loan balances, including PPP loans. Interest expense of $14.0 million represented an increase of $7.1 million, primarily due to an increase in costs associated with fundings on PPPLF borrowings to support PPP loan activities. The provision for loan losses of $0.8 million represented a decrease of $2.0 million, primarily due to higher CECL reserves taken in the second quarter of 2020, driven by the outlook towards COVID-19’s impact on small businesses. Non-interest income of $19.9 million represented a decrease of $19.4 million, primarily due to one-time PPP round 1 fees recognized in the second quarter of 2020. Non-interest expense of $17.6 million represented an increase of $1.1 million, primarily due to increased fixed operating expenses.

Residential Mortgage Banking Segment Results.

Q2 2021 versus Q2 2020. Non-interest income of $39.5 million represented a decrease of $35.1 million, primarily due to lower volumes and margins. Non-interest expense of $36.0 million represented a decrease of $25.4 million, primarily due to decreased operating expenses from lower production.

Corporate – Other.

Q2 2021 versus Q2 2020. Interest expense decreased by $0.4 million due to a decrease in unallocated corporate debt. Non-interest expense of $9.6 million decreased by $0.2 million which was driven by a decrease in management incentive fees, partially offset by increased compensation and merger expenses related to ANH.

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

The following table presents a reconciliation to distributable earnings:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Net Income	$30,904	$34,663	$(3,759)	$59,851	$(16,853)	$76,704
Reconciling items:
Unrealized (gain) loss on mortgage servicing rights	4,699	12,044	(7,345)	(10,657)	28,481	(39,138)
Impact of ASU 2016-13 on accrual loans	4,035	(5,076)	9,111	4,006	30,362	(26,356)
Non-recurring REO impairment	510	106	404	510	3,075	(2,565)
Merger transaction costs and other non-recurring expenses	2,971	967	2,004	10,234	2,222	8,012
Unrealized loss on mortgage-backed securities	—	(45)	45	—	185	(185)
Unrealized loss on de-designated cash flow hedges	—	—	—	—	2,118	(2,118)
Total reconciling items	$12,215	$7,996	$4,219	$4,093	$66,443	$(62,350)
Income tax adjustments	(1,691)	(3,436)	1,745	2,192	(9,142)	11,334
Distributable earnings	$41,428	$39,223	$2,205	$66,136	$40,448	$25,688
Less: Distributable earnings attributable to non-controlling interests	595	917	(322)	1,158	942	216
Less: Income attributable to participating shares	3,616	285	3,331	4,273	748	3,525
Distributable earnings attributable to common stockholders	$37,217	$38,021	$(804)	$60,705	$38,758	$21,947
Distributable earnings per common share - basic and diluted	$0.52	$0.70	$(0.18)	$0.95	$0.73	$0.22

Q2 2021 versus Q2 2020. Consolidated net income of $30.9 million for the second quarter of 2021 represented a decrease of $3.8 million from the second quarter of 2020, primarily due to a decrease in non-interest income from residential mortgage banking activities and an increase in CECL reserves,  partially offset by a decrease in unrealized losses on certain assets. Consolidated distributable earnings of $41.4 million for the second quarter of 2021 represented an increase of $2.2 million from the second quarter of 2020, primarily due to an increase in CECL reserves and merger costs incurred related to the Anworth transaction,  partially offset by a decrease in unrealized losses on MSRs in our residential mortgage banking segment.

YTD 2021 versus YTD 2020. Consolidated net income of $59.9 million for the six months ended June 30, 2021 represented an increase of $76.7 million from the six months ended June 30, 2020, primarily due to a reduction in CECL reserves, an increase in PPP related income and a decrease in unrealized losses on certain assets. Consolidated distributable earnings of $66.1 million for the six months ended June 30, 2021 represented an increase of $25.7 million from the six months ended June 30, 2020, primarily due to unrealized gains on MSRs and a reduction in CECL reserves taken during the first half of 2021 as compared to the first half of 2020.

COVID-19 Impact on Operating Results

The significant and wide-ranging response of international, federal, state and local public health and governmental authorities to the COVID-19 pandemic in regions across the United States and the world are expected to adversely impact our business, financial performance and operating results throughout 2021. Although we are uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health efforts to contain and combat the spread of COVID-19 as well as the efficacy of the vaccines or other remedies and the speed of their distribution and administration, we will likely experience continued adverse impacts on our financial performance and operating results, revenues, cash flow and/or profitability in one or more of the upcoming periods in 2021. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part II, Item 1A of the Company’s Annual Report on Form 10-K.

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

Cash flow

Six Months Ended June 30, 2021. Cash and cash equivalents as of June 30, 2021, increased by $71.5 million to $272.0 million from December 31, 2020, primarily due to net cash provided from financing and operating activities, partially offset by net cash used for investing activities. The net cash provided from financing activities primarily reflected proceeds from issuances of securitized debt, and net proceeds from corporate equity issuance, partially offset by paydowns of borrowings under repurchase agreements and dividend payments. The net cash provided by operating activities primarily reflected gains on sale of residential mortgages held for sale. The net cash used for investing activities primarily reflected loan originations and purchases, partially offset by paydowns.

Six Months Ended June 30, 2020. Cash and cash equivalents as of June 30, 2020, increased by $221.4 million to $349.4 million from December 31, 2019, primarily due to net cash provided from financing and operating activities, partially offset by net cash used for investing activities. The net cash provided from financing activities primarily reflected net proceeds from secured borrowings as a result of an increase in our origination and acquisition activities, proceeds from issuances of securitized debt, partially offset by paydowns of borrowings under repurchase agreements and dividend payments. The net cash provided by operating activities primarily reflected net settlement of derivative instruments and gains on sale of residential mortgages held for sale. The net cash used for investing activities primarily reflected loan originations and purchases, partially offset by paydowns.

Collateralized borrowings under repurchase agreements

The following table presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase agreements during the quarter and the highest balance of any month end during the quarter (dollars in thousands):

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q2 2018	443,263	444,963	447,751
Q3 2018	610,251	526,757	610,251
Q4 2018	635,233	622,742	635,233
Q1 2019	597,963	604,107	635,233
Q2 2019	612,383	605,173	612,383
Q3 2019	876,163	744,273	876,163
Q4 2019	809,189	842,676	876,163
Q1 2020	1,159,357	984,273	1,159,357
Q2 2020	714,162	936,760	1,057,522
Q3 2020	624,549	669,356	831,200
Q4 2020	827,569	726,059	827,569
Q1 2021	1,320,644	1,785,656	2,481,436
Q2 2021	1,223,527	1,145,354	1,223,527

The net decrease in the outstanding balances during the second quarter of 2021 was primarily due to the liquidation of ANH agency bonds.

Debt facilities

We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by loans and investments. The following is a summary of our debt facilities:

							Carrying Value at
Lender	Asset Class	Current Maturity	Pricing	Facility Size		Pledged Assets Carrying Value	June 30, 2021	December 31, 2020
JPMorgan	Acquired loans, SBA loans	July 2021	1M L + 2.5% to 2.875%	$200,000		$57,147	$42,488	$36,604
Keybank	Freddie Mac loans	February 2022	SOFR + 1.41%	100,000		37,015	36,533	50,408
East West Bank	SBA loans	October 2022	Prime - 0.821% to + 0.00%	50,000		48,652	41,581	40,542
Credit Suisse	Acquired loans (non USD)	December 2021	Euribor + 2.50% to 3.00%	237,160	(a)	63,261	43,554	36,840
Comerica Bank	Residential loans	September 2021	1M L + 1.75%	125,000		90,085	83,613	78,312
TBK Bank	Residential loans	October 2021	Variable Pricing	150,000		124,670	121,761	123,951
Origin Bank	Residential loans	August 2021	Variable Pricing	60,000		28,305	27,186	27,450
Associated Bank	Residential loans	November 2021	1M L + 1.50%	60,000		40,686	38,000	15,556
East West Bank	Residential MSRs	September 2023	1M L + 2.50%	50,000		70,147	21,400	34,400
Credit Suisse	Purchased future receivables	October 2023	1M L + 4.50%	150,000		7,213	1,000	—
Bank of the Sierra	Real estate	August 2050	3.25% to 3.45%	22,770		32,438	22,391	22,611
Total borrowings under credit facilities and other financing agreements (b)				$1,204,930		$599,619	$479,507	$466,674
Citibank	Fixed rate, Transitional, Acquired loans	October 2021	1M L + 2.50% to 3.25%	$500,000		$101,862	$66,184	$210,735
Deutsche Bank	Fixed rate, Transitional loans	November 2021	3M L + 2.00% to 2.40%	350,000		334,503	187,050	190,567
JPMorgan	Transitional loans	November 2022	1M L + 2.00% to 2.75%	600,000		763,711	571,516	247,616
Performance Trust	Acquired loans	March 2024	1M T + 2.00%	123,000		40,886	35,625	—
Credit Suisse	Fixed rate, Transitional, Acquired loans	May 2022	1M L + 2.00% to 2.35%	500,000		10,066	7,607	—
Credit Suisse	Residential loans	July 2021	L + 3.00%	100,000		83,677	70,570	—
JPMorgan	MBS	September 2021	1.30% to 1.98%	59,794		93,489	59,794	65,407
Deutsche Bank	MBS	July 2021	2.44%	13,157		19,777	13,157	16,354
Citibank	MBS	July 2021	2.39%	47,878		84,189	47,878	58,076
RBC	MBS	October 2021	1.74% to 2.33%	41,006		60,419	41,006	38,814
CSFB	MBS	July 2021	2.40% to 2.95%	58,786		108,138	58,786	—
Various	MBS	July 2021	Variable Pricing	64,354		95,686	64,354	—
Total borrowings under repurchase agreements (c)				$2,457,975		$1,796,403	$1,223,527	$827,569
Total secured borrowings				$3,662,905		$2,396,022	$1,703,034	$1,294,243
(a) The current facility size is €200.0 million, but has been converted into USD for purposes of this disclosure.
(b) The weighted average interest rate of borrowings under credit facilities was 4.5% and 2.8% as of June 30, 2021 and December 31, 2020, respectively.
(c) The weighted average interest rate of borrowings under repurchase agreements was 2.2% and 3.3% as of June 30, 2021 and December 31, 2020, respectively.

Financing facilities

Deutsche Bank loan repurchase facility. Our subsidiaries, ReadyCap Commercial, LLC (“ReadyCap Commercial”), Sutherland Asset I, LLC (“Sutherland Asset I”), Ready Capital Subsidiary REIT I, LLC (“Ready Capital Sub-REIT”) and Sutherland Warehouse Trust II, LLC (“Sutherland Warehouse Trust II”) renewed their master repurchase agreement in January 2020, pursuant to which ReadyCap Commercial, Sutherland Asset I, Ready Capital Sub REIT and Sutherland Warehouse Trust II may be advanced an aggregate principal amount of up to $350 million on originated mortgage loans (the “DB Loan Repurchase Facility”). As of June 30, 2021, we had $187.1 million outstanding under the DB Loan Repurchase Facility. The DB Loan Repurchase Facility is used to finance SBC loans, and the interest rate is LIBOR plus a spread, which varies depending on the type and age of the loan. The DB Loan Repurchase Facility has been extended through November 2021 and our subsidiaries have an option to extend the DB Loan Repurchase Facility for an additional year, subject to certain conditions. ReadyCap Commercial’s, Sutherland Asset I’s, Ready Capital Sub REIT’s and Sutherland Warehouse Trust II’s obligations are fully guaranteed by us.

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

JPMorgan loan repurchase facility. Our subsidiaries, ReadyCap Warehouse Financing, LLC (“ReadyCap Warehouse Financing”) and Sutherland Warehouse Trust, LLC (“Sutherland Warehouse Trust”) entered into a master repurchase agreement in December 2015, pursuant to which ReadyCap Warehouse Financing and Sutherland Warehouse Trust, may sell, and later repurchase, mortgage loans in an aggregate principal amount of up to $400 million. As of October 2019, Ready Capital Mortgage Depositor II, LLC (“Ready Capital Mortgage Depositor II”) was added to the agreement. Our subsidiaries renewed their master repurchase agreement with JPMorgan in November 2020 (the “JPM Loan Repurchase Facility”). In January 2021 the facility was amended for an upsize to $650 million from an effective date of January 14, 2021, through but excluding April 30, 2021, and thereafter downsized to $400 million. In June 2021, the facility was amended for an upsize to $600 million. As of June 30, 2021, we had $571.5 million outstanding under the JPM Loan Repurchase Facility. The JPM Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is LIBOR plus a spread, which is determined by the lender on an asset-by-asset basis. The JPM Loan Repurchase Facility is committed through November 2022, and up to 25% of the then current unpaid obligations of ReadyCap Warehouse Financing’s, Sutherland Warehouse Trust’s and Ready Capital Mortgage Depositor II, LLC Trust’s obligations are guaranteed by us.

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

Performance Trust repurchase agreement. Our subsidiaries, ReadyCap Commercial, LLC and Sutherland Asset I, LLC entered into a master repurchase agreement in March 2021, pursuant to which ReadyCap Commercial, LLC and Sutherland Asset I, LLC may be advanced an aggregate principal amount of up to $113 million on performing and non-performing acquired legacy small balance commercial loans (the “Performance Trust Loan Repurchase Facility”). In June 2021, the facility was amended for an upsize to $123 million. As of June 30, 2021, we had $35.6 million outstanding under the Performance Trust Loan Repurchase Facility. The Performance Trust Loan Repurchase Facility is committed until March 2024, and up to 25% of the then current unpaid obligations of ReadyCap Commercial, LLC’s and Sutherland Asset I, LLC’s obligations are guaranteed by us.

Citibank loan repurchase agreement. Our subsidiaries, Waterfall Commercial Depositor, LLC, Sutherland Asset I, LLC, ReadyCap Commercial, LLC and Ready Capital Subsidiary REIT I, LLC renewed a master repurchase agreement in October 2020 with Citibank, N.A., pursuant to where these subsidiaries may sell, and later repurchase, a trust certificate (the “Trust Certificate”), representing interests in mortgage loans in an aggregate principal amount of up to $500 million. As of June 30, 2021, we had $66.2 million outstanding under the Citi Loan Repurchase Facility. The Citi Loan Repurchase Facility is used to finance SBC loans, and the interest rate is one month LIBOR plus a spread, depending on asset characteristics. The Citi Loan Repurchase Facility is committed for a period of 364 days, and up to 25% of the then current unpaid obligations of Waterfall Commercial Depositor’s, Sutherland Asset I’s, Ready Capital Sub REIT’s and ReadyCap Commercial, LLC’s obligations are guaranteed by us.

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

Credit Suisse repurchase agreement. Our subsidiaries, ReadyCap Warehouse Financing II, LLC and Sutherland Asset I-CS, LLC entered into a master repurchase agreement in May 2021, pursuant to which Ready Cap Warehouse Financing II, LLC and Sutherland Asset I-CS, LLC  may be advanced an aggregate principal amount of up to $500 million on newly originated and acquired commercial products (excluding SBA and Freddie Small Balance Loans) (the “Credit Suisse Loan Repurchase Facility”). As of June 30, 2021, we had $7.6 million outstanding under the Credit Suisse Loan Repurchase Facility. The Credit Suisse Loan Repurchase Facility is committed until May 2022, and obligations of ReadyCap Warehouse Financing II, LLC’s and Sutherland Asset I-CS, LLC’s obligations are guaranteed by us.

Securities repurchase agreements. As of June 30, 2021, we had $285.0 million of secured borrowings related to ABS and pledged Trust Certificates with various counterparties.

General statements regarding loan and securities repurchase facilities. At June 30, 2021, we had $1.3 billion in carrying value of loans pledged against our borrowings under the loan repurchase facilities and $461.7 million in carrying value fair value of ABS pledged against our securities repurchase agreement borrowings.

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

JPMorgan credit facility. We amended our credit facility with JPMorgan in June 2021 providing for a total borrowing capacity of up to $200 million. As of June 30, 2021, we had $42.5 million outstanding under this credit facility. Under this facility, RCL and Sutherland 2016-1 JPM Grantor Trust pledge loans guaranteed by the SBA under the SBA Section 7(a) Loan Program, SBA 504 loans and other loans. We act as a guarantor under this facility. The agreement contains financial maintenance covenants, which include (i) total stockholders’ equity must not be permitted to be less than the sum of (a) 60% of total stockholders’ equity as of the most recent renewal date of the facility plus (b) 50% of the net proceeds of any equity issuance after the most recent renewal date (ii) maximum leverage of 3:1, excluding non-recourse indebtedness and (iii) liquidity equal to at least the lesser of (a) 4% of the sum of (without duplication) (1) any outstanding recourse indebtedness plus (2) the aggregate amount of indebtedness outstanding under the agreement. The amended terms have an interest rate based on loan type ranging from one month LIBOR (reset daily), plus a spread.

At June 30, 2021, we had a leverage ratio of 1.8x on a recourse debt-to-equity basis.

We maintain certain assets, which, from time to time, may include cash, unpledged SBC loans, SBC ABS and short term investments (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by our counterparties, or collectively, the “Cushion”, to meet routine margin calls and protect against unforeseen reductions in our borrowing capabilities. Our ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of our investments, our cash position and margin requirements. Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs. At June 30, 2021, we were in compliance with all debt covenants.

East West Bank credit facility. RCL renewed a senior secured revolving credit facility with East West Bank in October 2020, which provides financing of up to $50.0 million. The agreement extends for two years, with an additional one year extension at the Company’s request and pays interest equal to the Prime Rate minus 0.821% on SBA 7(a) guaranteed loans and the Prime Rate plus 0.000% on non-guaranteed loans. At June 30, 2021, we were in compliance with all debt covenants.

Other credit facilities. GMFS funds its origination platform through warehouse lines of credit with five counterparties with total borrowings outstanding of $292.0 million at June 30, 2021. GMFS utilizes committed warehouse lines of credit agreements ranging from $50 million to $150 million, with expiration dates between August 2021 and September 2023. The lines of credit are collateralized by the underlying mortgages, related documents, and instruments, and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved. These agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. In addition, in connection with the acquisition of ANH, we assumed approximately $1.8 billion of secured borrowings, of which approximately $1.6 billion has been repaid as of June 30, 2021.

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

The termination date of the agreement shall mean the date as of which all of the PPP loans related to a participation sold have been paid in full and all collections with respect thereto have been paid, or when we no longer hold legal title to any PPP loan related to a participation sold. As of June 30, 2021, this financing agreement has been fully repaid.

Paycheck Protection Program Facility borrowings. RCL utilizes the ability to receive advances from the Federal Reserve through the Paycheck Protection Program Facility (“PPPLF”). Loans are participated with a PPP participant bank in accordance with the financing agreement described above, repurchased from such PPP participant bank, and then pledged using PPPLF. The program charges an interest rate of 0.35%. As of June 30, 2021, we had approximately $2.3 billion outstanding under this credit facility.

Public debt offerings

Convertible notes. On August 9, 2017, we closed an underwritten public sale of $115.0 million aggregate principal amount of its 7.00% convertible senior notes due 2023 (the “Convertible Notes”). The Convertible Notes will mature on August 15, 2023, unless earlier repurchased, redeemed or converted. During certain periods and subject to certain conditions, the Convertible Notes will be convertible by holders into shares of our common stock. As of June 30, 2021, the conversion rate was 1.6146 shares of common stock per $25 principal amount of the Convertible Notes, which equals conversion price of approximately $15.48 per share of our common stock. Upon conversion, holders will receive, at our discretion, cash, shares of our common stock or a combination thereof.

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

Corporate debt

The 2021 Notes

On April 27, 2018, we completed the public offer and sale of $50.0 million aggregate principal amount of 6.50% Senior Notes due 2021 (the “2021 Notes”). We issued the 2021 Notes under a base indenture, dated August 9, 2017, (the “base indenture”) as supplemented by the second supplemental indenture, dated as of April 27, 2018, between us and U.S. Bank National Association, as trustee. The 2021 Notes accrued interest at a rate of 6.50% per annum, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year. The 2021 Notes matured on April 30, 2021.

On March 25, 2021, we redeemed all of the outstanding 2021 Notes, at a redemption price equal to 100% of the principal amount of the 2021 Notes plus accrued and unpaid interest, for cash.

The 6.20% 2026 Notes

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

The 6.20% 2026 Notes bear interest at a rate of 6.20% per annum, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year. The 6.20% 2026 Notes will mature on July 30, 2026, unless earlier repurchased or redeemed.

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

On December 2, 2019, we completed an additional public offering and sale of $45.0 million aggregate principal amount of the 6.20% 2026 Notes. The new notes have the same terms (except with respect to issue date, issue price and the date from which interest will accrue) and are fully fungible with and are treated as a single series of debt securities as the 6.20% 2026 notes we issued on July 22, 2019.

The 5.75% 2026 Notes

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

The Debt ATM Agreement

On May 20, 2021, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”), pursuant to which we may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”) (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and us. During the three months ended June 30, 2021, we did not sell any amount of the 6.20% 2026 Notes or the 5.75% 2026 Notes through the Debt ATM Program.

Other long term financing

ReadyCap Holdings 7.50% senior secured notes due 2022. During 2017, ReadyCap Holdings LLC, a subsidiary of the Company, issued $140.0 million in 7.50% Senior Secured Notes due 2022. On January 30, 2018, ReadyCap Holdings LLC, issued an additional $40.0 million in aggregate principal amount of 7.50% Senior Secured Notes due 2022, which have identical terms (other than issue date, issue price and the date from which interest will accrue) to the notes issued during 2017 (collectively “the Senior Secured Notes”). The additional $40.0 million in Senior Secured Notes were priced with a yield to par call date of 6.5%. Payments of the amounts due on the Senior Secured Notes are fully and unconditionally guaranteed by the Company and its subsidiaries: Sutherland Partners LP, Sutherland Asset I, LLC, and ReadyCap Commercial. The funds were used to fund new SBC and SBA loan originations and new SBC loan acquisitions.

The Senior Secured Notes bear interest at 7.50% per annum payable semiannually on each February 15 and August 15. The Senior Secured Notes will mature on February 15, 2022, unless redeemed or repurchased prior to such date. ReadyCap Holdings may redeem the Senior Secured Notes prior to November 15, 2021, at its option, in whole or in part at any time and from time to time, at a price equal to 100% of the outstanding principal amount thereof, plus the applicable “make-whole” premium as of, and unpaid interest, if any, accrued to, the redemption date. On and after November 15, 2021, ReadyCap Holdings may redeem the Senior Secured Notes, at its option, in whole or in part at any time and from time to time, at a price equal to 100% of the outstanding principal amount thereof plus unpaid interest, if any, accrued to the redemption date.

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

The following table presents information on the securitization structures and related issued tranches of notes to investors:

Deal Name	Collateral Asset Class	Issuance	Active / Collapsed	Bonds Issued (in $ millions)
Trusts (Firm sponsored)
Waterfall Victoria Mortgage Trust 2011-1 (SBC1)	SBC Acquired loans	February 2011	Collapsed	$40.5
Waterfall Victoria Mortgage Trust 2011-3 (SBC3)	SBC Acquired loans	October 2011	Collapsed	143.4
Sutherland Commercial Mortgage Trust 2015-4 (SBC4)	SBC Acquired loans	August 2015	Collapsed	125.4
Sutherland Commercial Mortgage Trust 2018 (SBC7)	SBC Acquired loans	November 2018	Collapsed	217.0
ReadyCap Lending Small Business Trust 2015-1 (RCLT 2015-1)	Acquired SBA 7(a) loans	June 2015	Collapsed	189.5
ReadyCap Lending Small Business Loan Trust 2019-2 (RCLT 2019-2)	Originated SBA 7(a) loans, Acquired SBA 7(a) loans	December 2019	Active	131.0

Real Estate Mortgage Investment Conduits (REMICs)
ReadyCap Commercial Mortgage Trust 2014-1 (RCMT 2014-1)	SBC Originated conventional	September 2014	Active	$181.7
ReadyCap Commercial Mortgage Trust 2015-2 (RCMT 2015-2)	SBC Originated conventional	November 2015	Active	218.8
ReadyCap Commercial Mortgage Trust 2016-3 (RCMT 2016-3)	SBC Originated conventional	November 2016	Active	162.1
ReadyCap Commercial Mortgage Trust 2018-4 (RCMT 2018-4)	SBC Originated conventional	March 2018	Active	165.0
Ready Capital Mortgage Trust 2019-5 (RCMT 2019-5)	SBC Originated conventional	January 2019	Active	355.8
Ready Capital Mortgage Trust 2019-6 (RCMT 2019-6)	SBC Originated conventional	November 2019	Active	430.7
Waterfall Victoria Mortgage Trust 2011-2 (SBC2)	SBC Acquired loans	March 2011	Active	97.6
Sutherland Commercial Mortgage Trust 2018 (SBC6)	SBC Acquired loans	August 2017	Active	154.9
Sutherland Commercial Mortgage Trust 2019 (SBC8)	SBC Acquired loans	June 2019	Active	306.5
Sutherland Commercial Mortgage Trust 2020 (SBC9)	SBC Acquired loans	June 2020	Active	203.6
Sutherland Commercial Mortgage Trust 2021 (SBC10)	SBC Acquired loans	May 2021	Active	232.6

Collateralized Loan Obligations (CLOs)
Ready Capital Mortgage Financing 2017– FL1	SBC Originated transitional	August 2017	Collapsed	$198.8
Ready Capital Mortgage Financing 2018 – FL2	SBC Originated transitional	June 2018	Collapsed	217.1
Ready Capital Mortgage Financing 2019 – FL3	SBC Originated transitional	April 2019	Active	320.2
Ready Capital Mortgage Financing 2020 – FL4	SBC Originated transitional	June 2020	Active	405.3
Ready Capital Mortgage Financing 2021 – FL5	SBC Originated transitional	March 2021	Active	628.9

Trusts (Non-firm sponsored)
Freddie Mac Small Balance Mortgage Trust 2016-SB11	Originated agency multi-family	January 2016	Active	$110.0
Freddie Mac Small Balance Mortgage Trust 2016-SB18	Originated agency multi-family	July 2016	Active	118.0
Freddie Mac Small Balance Mortgage Trust 2017-SB33	Originated agency multi-family	June 2017	Active	197.9
Freddie Mac Small Balance Mortgage Trust 2018-SB45	Originated agency multi-family	January 2018	Active	362.0
Freddie Mac Small Balance Mortgage Trust 2018-SB52	Originated agency multi-family	September 2018	Active	505.0
Freddie Mac Small Balance Mortgage Trust 2018-SB56	Originated agency multi-family	December 2018	Active	507.3
Key Commercial Mortgage Trust 2020-S3(1)	SBC Originated conventional	September 2020	Active	263.2
(1) Contributed portion of assets into trust

We used the proceeds from the sale of the tranches issued to purchase and originate SBC and SBA loans. We are the primary beneficiary of all firm sponsored securitizations, therefore they are consolidated in our financial statements.

Contractual Obligations and Off-Balance Sheet Arrangements

Other than the items referenced above, there have been no material changes to our contractual obligations for the three and six months ended June 30, 2021. See Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations" in the Company's annual report on Form 10-K for further details. As of the date of this quarterly report on Form 10-Q, we had no off-balance sheet arrangements, other than as disclosed.

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

We have established valuation processes and procedures designed so that fair value measurements are appropriate and reliable, that they are based on observable inputs where possible, that the valuation approaches are consistently applied, and the assumptions and inputs are reasonable. We also have established processes to provide that the valuation methodologies, techniques and approaches for investments that are categorized within Level 3 of the ASC 820 Fair Value Measurement fair value hierarchy (the “fair value hierarchy”) are fair, consistent and verifiable. Our processes provide a framework that ensures the oversight of our fair value methodologies, techniques, validation procedures, and results.

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

The COVID-19 pandemic has adversely impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in property renovations currently planned or underway. These negative conditions may persist into the future and impair borrower’s ability to pay principal and interest due under our loan agreements. We maintain robust asset management relationships with our borrowers and have leveraged these relationships to address the potential impact of the COVID-19 pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality and retail assets. Some of our borrowers have indicated that due to the impact of the COVID-19 pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. Accordingly, we have discussed with our borrowers potential near-term defensive loan modifications, which could include repurposing of reserves, temporary deferrals of interest, or performance test or covenant waivers on loans collateralized by assets directly impacted by the COVID-19 pandemic, and which would typically be coupled with an additional equity commitment and/or guaranty from sponsors. As of June 30, 2021, approximately 0.7% of the loans in our commercial real estate portfolio are in forbearance plans. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

The following table projects the impact on our interest income and expense for the twelve month period following June 30, 2021, assuming an immediate increase or decrease of 25, 50, 75, and 100 basis points in LIBOR:

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans held for investment	$6,923	$13,827	$20,732	$27,636	$(1,046)	$(1,903)	$(2,667)	$(3,423)
Interest rate swap hedges	757	1,515	2,272	3,030	(757)	(1,515)	(2,272)	(3,030)
Mortgage backed securities	357	715	1,072	1,429	(182)	(351)	(520)	(689)
Total	$8,037	$16,057	$24,076	$32,095	$(1,985)	$(3,769)	$(5,459)	$(7,142)
Liabilities:
Recourse debt	$(3,489)	$(6,867)	$(10,337)	$(13,827)	$1,197	$1,447	$1,619	$1,753
Non-recourse debt	(2,922)	(5,844)	(8,767)	(11,689)	1,401	1,779	2,156	2,534
Total	$(6,411)	$(12,711)	$(19,104)	$(25,516)	$2,598	$3,226	$3,775	$4,287
Total Net Impact to Net Interest Income (Expense)	$1,626	$3,346	$4,972	$6,579	$613	$(543)	$(1,684)	$(2,855)

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

The following table summarizes the Company’s exposure to its repurchase agreements and credit facilities counterparties at June 30, 2021:

(in thousands)	Borrowings under repurchase agreements and credit facilities (1)	Assets pledged on borrowings under repurchase agreements and credit facilities	Net Exposure	Exposure as a Percentage of Total Assets
Total Counterparty Exposure	$ 1,703,034	$ 2,396,022	$ 692,988	7.7%

(1) The exposure reflects the difference between (a) the amount loaned to the Company through repurchase agreements and credit facilities, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets

The following table presents information with respect to any counterparty for repurchase agreements for which our Company had greater than 5% of stockholders’ equity at risk in the aggregate at June 30, 2021:

(in thousands)	Counterparty Rating (1)	Amount of Risk (2)	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
Credit Suisse AG	A+ / A1	$ 75,312	1	5.8%
Deutsche Bank AG	BBB+/A3	$ 154,073	4	12.0%
JPMorgan Chase Bank, N.A.	A+ / Aa2	$ 234,535	16	18.2%
Citibank, N.A.	A+ / Aa3	$ 71,989	2	5.6%

(1) The counterparty ratings presented are the long-term issuer credit rating for JP Morgan, Credit Suisse and Deutsche Bank the long-term bank deposits rating for Citibank, as rated June 30, 2021 by S&P and Moody’s, respectively.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities Exchange Act of 1934, as amended (the "Exchange Act"), reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2021. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business.

On February 24, 2021, Sheila Baker and Merle W. Bundick purported shareholders of Anworth, filed lawsuits in the California Superior Court, styled Baker v. McAdams, et al., No. 21STCV07569 (the “Baker Action”) and Bundick v. McAdams, et al., No. 21STCV07571 (the “Bundick Action”). On March 2, 2021, Benjamin Gigli, a purported shareholder of Anworth, also filed a lawsuit in California Superior Court, styled Gigli v. McAdams, et al., No. 21STCV08413 (the “Gigli Action,” and together with the Baker Action and the Bundick Action, the “California State Court Actions”). The California State Court Actions were filed against the Anworth Board. The complaints in the California State Court Actions assert that the Anworth Board breached their fiduciary duties by failing to properly consider acquisition proposals that were purportedly superior to the Merger, agreeing to purportedly unreasonable deal protections in connection with the Merger, and authorizing the issuance of the Form 424B3 filed on February 9, 2021, which allegedly contained materially misleading information. The California State Court Actions seek, among other things, rescissory damages and an award of attorneys’ and experts’ fees.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares Repurchase Program

The table below provides information with respect to common purchases by the Company during the first half of 2021.

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(1)
January	—	$—	—	$15,097,598
February	20,672	16.36	20,672	14,759,404
March	16,569	15.11	16,569	14,508,964
April	—	—	—	14,508,964
May	—	—	—	14,508,964
June	—	—	—	14,508,964
Totals / Averages	37,241	$15.81	37,241	$14,508,964

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

(2) During the six months ended June 30, 2021, certain of our employees surrendered common stock owned by them to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock units. The price paid per share is based on the price of our common stock as of the date of the withholding.

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

Articles Supplementary to the Articles of Amendment of Ready Capital Corporation designating the shares of 6.25% Series C Cumulative Convertible Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 3.7 to the Registrant's Registration Statement on Form 8-A filed on March 19, 2021).

3.7	*

Articles Supplementary to the Articles of Amendment of Ready Capital Corporation designating the shares of 6.50% Series E Cumulative Redeemable Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on June 10, 2021).

4.1	*	Specimen Common Stock Certificate of Ready Capital Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-4 filed on December 13, 2018)

4.2	*

Indenture, dated February 13, 2017, by and among ReadyCap Holdings, LLC, as issuer, Sutherland Asset Management Corporation, Sutherland Partners, L.P., Sutherland Asset I, LLC and ReadyCap Commercial, LLC, each as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on February 13, 2017)

4.3	*

First Supplemental Indenture, dated February 13, 2017, by and among ReadyCap Holdings, LLC, as issuer, Sutherland Asset Management Corporation, Sutherland Partners, L.P., Sutherland Asset I, LLC, ReadyCap Commercial, LLC, each as guarantors and U.S. Bank National Association, as trustee and as collateral agent, including the form of 7.5% Senior Secured Notes due 2022 and the related guarantees (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on February 13, 2017)

4.4	*

Indenture, dated as of August 9, 2017, by and between Sutherland Asset Management Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on August 9, 2017)

4.5	*

First Supplemental Indenture, dated as of August 9, 2017, by and between Sutherland Asset Management Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed on August 9, 2017)

4.6	*

Third Supplemental Indenture, dated as of February 26, 2019, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 of the Registrant's Current Report on Form 10-K filed on March 13, 2019)

4.7	*

Amendment No. 1, dated as of February 26, 2019, to the First Supplemental Indenture, dated as of August 9, 2017, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.8 of the Registrant's Current Report on Form 10-K filed March on 13, 2019)

4.8	*

Fourth Supplemental Indenture, dated as of July 22, 2019, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed on July 22, 2019)

4.9	*

Fifth Supplemental Indenture, dated as of February 10, 2021, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed February on 10, 2021)

4.10	*

Specimen Preferred Stock Certificate representing the shares of 6.25% Series C Cumulative Convertible Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 4.13 of the Registrant's Registration Statement on Form 8-A filed on March 19, 2021).

4.1	1*

Specimen Preferred Stock Certificate representing the shares of 6.50% Series E Cumulative Redeemable Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 10, 2021).

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

Ready Capital Corporation

Date: August 6, 2021	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board and Chief Executive
(Principal Executive Officer)

Date: August 6, 2021	By:	/s/ Andrew Ahlborn
Andrew Ahlborn
Chief Financial Officer
(Principal Accounting and Financial Officer)