Form 10-Q
period 2021-09-30
Ready Capital Corp
filed 2021-11-05
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

The Company has 73,593,768 shares of common stock, par value $0.0001 per share, outstanding as of November 5, 2021.

EXHIBIT 31.1 CERTIFICATIONS

EXHIBIT 31.2 CERTIFICATIONS

EXHIBIT 32.1 CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 10 U.S.C. SECTION 1350

EXHIBIT 32.2 CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 10 U.S.C. SECTION 1350

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In Thousands)	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$209,769	$138,975
Restricted cash	52,692	47,697
Loans, net (including $12,162 and $13,795 held at fair value)	2,384,497	1,550,624
Loans, held for sale, at fair value	549,917	340,288
Paycheck Protection Program loans (including $9,873 and $74,931 held at fair value)	1,784,826	74,931
Mortgage backed securities, at fair value	117,681	88,011
Loans eligible for repurchase from Ginnie Mae	149,723	250,132
Investment in unconsolidated joint ventures	125,547	79,509
Purchased future receivables, net	6,567	17,308
Derivative instruments	6,180	16,363
Servicing rights (including $107,589 and $76,840 held at fair value)	171,106	114,663
Real estate owned, held for sale	70,643	45,348
Other assets	196,827	89,503
Assets of consolidated VIEs	3,438,423	2,518,743
Total Assets	$9,264,398	$5,372,095
Liabilities
Secured borrowings	2,044,069	1,294,243
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	1,945,883	76,276
Securitized debt obligations of consolidated VIEs, net	2,676,265	1,905,749
Convertible notes, net	112,966	112,129
Senior secured notes, net	179,914	179,659
Corporate debt, net	333,975	150,989
Guaranteed loan financing	348,774	401,705
Contingent consideration	12,400	—
Liabilities for loans eligible for repurchase from Ginnie Mae	149,723	250,132
Derivative instruments	—	11,604
Dividends payable	33,564	19,746
Accounts payable and other accrued liabilities	189,194	135,655
Total Liabilities	$8,026,727	$4,537,887
Preferred stock Series C, liquidation preference $25.00 per share (refer to Note 21)	8,361	—

Commitments & contingencies (refer to Note 25)

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share (refer to Note 21)	111,378	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 72,919,824 and 54,368,999 shares issued and outstanding, respectively	7	5
Additional paid-in capital	1,115,471	849,541
Retained earnings (deficit)	(10,395)	(24,203)
Accumulated other comprehensive income (loss)	(6,276)	(9,947)
Total Ready Capital Corporation equity	1,210,185	815,396
Non-controlling interests	19,125	18,812
Total Stockholders’ Equity	$1,229,310	$834,208
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$9,264,398	$5,372,095

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except share data)	2021	2020	2021	2020
Interest income	$105,136	$61,074	$281,554	$193,826
Interest expense	(50,136)	(43,823)	(156,312)	(134,162)
Net interest income before provision for loan losses	$55,000	$17,251	$125,242	$59,664
Recovery of (provision for) loan losses	(1,579)	4,231	(7,088)	(34,984)
Net interest income after recovery of (provision for) loan losses	$53,421	$21,482	$118,154	$24,680
Non-interest income
Residential mortgage banking activities	37,270	75,524	115,369	192,757
Net realized gain on financial instruments and real estate owned	23,210	7,507	49,239	22,118
Net unrealized gain (loss) on financial instruments	5,688	3,420	31,296	(43,762)
Servicing income, net of amortization and impairment of $2,798 and $7,344 for the three and nine months ended September 30, 2021, and $1,555 and $4,556 for three and nine months ended September 30, 2020, respectively	10,243	10,115	37,806	27,193
Income on purchased future receivables, net of allowance for (recovery of) doubtful accounts of ($279) and $1,260 for the three and nine months ended September 30, 2021, and $2,888 and $9,805 for three and nine months ended September 30, 2020, respectively	2,838	4,848	7,934	13,917
Income (loss) on unconsolidated joint ventures	3,548	1,996	6,100	(1,035)
Other income	5,674	4,496	5,557	40,163
Total non-interest income	$88,471	$107,906	$253,301	$251,351
Non-interest expense
Employee compensation and benefits	(24,537)	(27,612)	(71,584)	(73,836)
Allocated employee compensation and benefits from related party	(3,804)	(2,250)	(9,226)	(4,750)
Variable expenses on residential mortgage banking activities	(24,380)	(30,918)	(61,286)	(87,494)
Professional fees	(6,900)	(4,158)	(12,754)	(8,632)
Management fees – related party	(2,742)	(2,714)	(8,061)	(7,941)
Incentive fees – related party	(2,775)	(1,134)	(3,061)	(4,640)
Loan servicing expense	(8,124)	(8,231)	(21,079)	(24,122)
Transaction related expenses	(2,629)	(6)	(10,202)	(63)
Other operating expenses	(12,926)	(10,448)	(45,600)	(41,927)
Total non-interest expense	$(88,817)	$(87,471)	$(242,853)	$(253,405)
Income before provision for income taxes	53,075	41,917	128,602	22,626
Income tax provision	(6,540)	(6,554)	(22,216)	(4,116)
Net income	$46,535	$35,363	$106,386	$18,510
Less: Dividends on preferred stock	1,999	—	5,504	—
Less: Net income attributable to non-controlling interest	756	805	1,859	551
Net income attributable to Ready Capital Corporation	$43,780	$34,558	$99,023	$17,959

Earnings per common share - basic	$0.61	$0.63	$1.47	$0.32
Earnings per common share - diluted	$0.60	$0.63	$1.46	$0.31

Weighted-average shares outstanding
Basic	71,618,168	54,626,995	66,606,749	53,534,497
Diluted	71,787,228	54,704,611	66,768,918	53,612,113

Dividends declared per share of common stock	$0.42	$0.30	$1.24	$0.95

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Net income	$46,535	$35,363	$106,386	$18,510
Other comprehensive income (loss) - net change by component
Net change in hedging derivatives (cash flow hedges)	221	671	2,323	(2,478)
Foreign currency translation adjustment	675	(712)	1,426	(1,342)
Other comprehensive income (loss)	$896	$(41)	$3,749	$(3,820)
Comprehensive income	$47,431	$35,322	$110,135	$14,690
Less: Comprehensive income attributable to non-controlling interests	771	804	1,937	471
Comprehensive income attributable to Ready Capital Corporation	$46,660	$34,518	$108,198	$14,219

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three Months Ended September 30, 2021
	Preferred Stock Shares Outstanding			Common Stock	Preferred Stock			Common Stock	Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Series B	Series D	Series E	Shares Outstanding	Series B	Series D	Series E	Par Value	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at July 1, 2021	1,919,378	2,010,278	4,600,000	71,231,422	$47,984	$50,257	$111,378	$7	$1,090,162	$(23,105)	$(7,157)	$1,269,526	$18,857	$1,288,383
Dividend declared:
Common stock ($0.42 per share)	—	—	—	—	—	—	—	—	—	(31,070)	—	(31,070)	—	(31,070)
OP units	—	—	—	—	—	—	—	—	—	—	—	—	(494)	(494)
$0.390625 per Series C preferred share	—	—	—	—	—	—	—	—	—	(131)	—	(131)	—	(131)
$0.406250 per Series E preferred share	—	—	—	—	—	—	—	—	—	(1,868)	—	(1,868)	—	(1,868)
Equity issuances	—	—	—	1,660,449	—	—	—	—	25,358	—	—	25,358	—	25,358
Equity redemptions	(1,919,378)	(2,010,278)	—	—	(47,984)	(50,257)	—	—	—			(98,241)	—	(98,241)
Offering costs	—	—	—	—	—	—	—	—	(428)	—	—	(428)	(7)	(435)
Equity component of 2017 convertible note issuance	—	—	—	—	—	—	—	—	(103)	—	—	(103)	(2)	(105)
Stock-based compensation	—	—	—	36,015	—	—	—	—	109	—	—	109	—	109
Share repurchases	—	—	—	(8,062)	—	—	—	—	373	—	—	373	—	373
Net income	—	—	—	—	—	—	—	—	—	45,779	—	45,779	756	46,535
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	881	881	15	896
Balance at September 30, 2021	—	—	4,600,000	72,919,824	$—	$—	$111,378	$7	$1,115,471	$(10,395)	$(6,276)	$1,210,185	$19,125	$1,229,310

	Three Months Ended September 30, 2020
	Preferred Stock Shares Outstanding			Common Stock	Preferred Stock			Common Stock	Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Series B	Series D	Series E	Shares Outstanding	Series B	Series D	Series E	Par Value	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at July 1, 2020	—	—	—	54,872,789	$—	$—	$—	$5	$854,222	$(49,755)	$(9,876)	$794,596	$18,450	$813,046
Dividend declared on common stock ($0.30 per share)	—	—	—	—	—	—	—	—	—	(16,582)	—	(16,582)	—	(16,582)
Dividend declared on OP units	—	—	—	—	—	—	—	—	—	—	—	—	(352)	(352)
Offering costs	—	—	—	—	—	—	—	—	(4)	—	—	(4)	—	(4)
Equity component of 2017 convertible note issuance	—	—	—	—	—	—	—	—	(96)	—	—	(96)	(2)	(98)
Stock-based compensation	—	—	—	26,602	—	—	—	—	320	—	—	320	—	320
Manager incentive fee paid in stock	—	—	—	208,690	—	—	—	—	1,753	—	—	1,753	—	1,753
Share repurchases	—	—	—	(932,433)	—	—	—	—	(9,235)	—	—	(9,235)	—	(9,235)
Net income	—	—	—	—	—	—	—	—	—	34,558	—	34,558	805	35,363
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(40)	(40)	(1)	(41)
Balance at September 30, 2020	—	—	—	54,175,648	$—	$—	$—	$5	$846,960	$(31,779)	$(9,916)	$805,270	$18,900	$824,170

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Nine Months Ended September 30, 2021
	Preferred Stock Shares Outstanding			Common Stock	Preferred Stock			Common Stock	Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Series B	Series D	Series E	Shares Outstanding	Series B	Series D	Series E	Par Value	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at January 1, 2021	—	—	—	54,368,999	$—	$—	$—	$5	$849,541	$(24,203)	$(9,947)	$815,396	$18,812	$834,208
Dividend declared:
Common stock ($1.24 per share)	—	—	—	—	—	—	—	—	—	(85,215)	—	(85,215)	—	(85,215)
OP units	—	—	—	—	—	—	—	—	—	—	—	—	(1,458)	(1,458)
$1.088125 per Series B preferred share	—	—	—	—	—	—	—	—	—	(1,162)	—	(1,162)	(1)	(1,163)
$1.17188 per Series C preferred share	—	—	—	—	—	—	—	—	—	(361)	—	(361)	—	(361)
$0.953125 per Series D preferred share	—	—	—	—	—	—	—	—	—	(1,074)	—	(1,074)	(1)	(1,075)
$0.63221 per Series E preferred share	—	—	—	—	—	—	—	—	—	(2,907)	—	(2,907)	—	(2,907)
Shares issued pursuant to merger transactions	1,919,378	2,010,278	—	16,774,337	47,984	50,257	—	2	239,535	—	—	337,778	—	337,778
Equity issuances	—	—	4,600,000	1,660,449	—	—	111,378	—	25,358	—	—	136,736	—	136,736
Equity redemptions	(1,919,378)	(2,010,278)	—	—	(47,984)	(50,257)	—	—	—	—	—	(98,241)	—	(98,241)
Offering costs	—	—	—	—	—	—	—	—	(498)	—	—	(498)	(8)	(506)
Distributions, net	—	—	—	—	—	—	—	—	—	—	—	—	(150)	(150)
Equity component of 2017 convertible note issuance	—	—	—	—	—	—	—	—	(305)	—	—	(305)	(6)	(311)
Stock-based compensation	—	—	—	161,342	—	—	—	—	2,454	—	—	2,454	—	2,454
Share repurchases	—	—	—	(45,303)	—	—	—	—	(614)	—	—	(614)	—	(614)
Net income	—	—	—	—	—	—	—	—	—	104,527	—	104,527	1,859	106,386
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	3,671	3,671	78	3,749
Balance at September 30, 2021	—	—	4,600,000	72,919,824	$—	$—	$111,378	$7	$1,115,471	$(10,395)	$(6,276)	$1,210,185	$19,125	$1,229,310

	Nine Months Ended September 30, 2020
	Preferred Stock Shares Outstanding			Common Stock	Preferred Stock			Common Stock	Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Series B	Series D	Series E	Shares Outstanding	Series B	Series D	Series E	Par Value	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at January 1, 2020	—	—	—	51,127,326	$—	$—	$—	$5	$822,837	$8,746	$(6,176)	$825,412	$19,372	$844,784
Cumulative-effect adjustment upon adoption of ASU 2016-13, net of taxes	—	—	—	—	—	—	—	—	—	(6,599)	—	(6,599)	(155)	(6,754)
Dividend declared on common stock ($0.95 per share)	—	—	—	—	—	—	—	—	—	(51,885)	—	(51,885)	—	(51,885)
Dividend declared on OP units	—	—	—	—	—	—	—	—	—	—	—	—	(1,093)	(1,093)
Stock issued in connection with stock dividend	—	—	—	2,764,487	—	—	—	—	17,033	—	—	17,033	362	17,395
Equity issuances	—	—	—	900,000	—	—	—	—	13,410	—	—	13,410	—	13,410
Offering costs	—	—	—	—	—	—	—	—	(49)	—	—	(49)	(1)	(50)
Distributions, net	—	—	—	—	—	—	—	—	—	—	—	—	(50)	(50)
Equity component of 2017 convertible note issuance	—	—	—	—	—	—	—	—	(283)	—	—	(283)	(6)	(289)
Stock-based compensation	—	—	—	103,424	—	—	—	—	1,441	—	—	1,441	—	1,441
Manager incentive fee paid in stock	—	—	—	212,844	—	—	—	—	1,806	—	—	1,806	—	1,806
Share repurchases	—	—	—	(932,433)	—	—	—	—	(9,235)	—	—	(9,235)	—	(9,235)
Net income	—	—	—	—	—	—	—	—	—	17,959	—	17,959	551	18,510
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(3,740)	(3,740)	(80)	(3,820)
Balance at September 30, 2020	—	—	—	54,175,648	$—	$—	$—	$5	$846,960	$(31,779)	$(9,916)	$805,270	$18,900	$824,170

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
(In Thousands)	2021	2020
Cash Flows From Operating Activities:
Net income	$106,386	$18,510
Adjustments to reconcile net income to net cash used for operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	(10,654)	25,971
Stock-based compensation	5,215	4,407
Provision for loan losses	7,088	34,984
Impairment loss on real estate owned, held for sale	1,715	3,075
Repair and denial reserve	6,051	2,452
Allowance for doubtful accounts on purchased future receivables	1,383	9,805
Purchase of loans, held for sale, at fair value	(75,666)	—
Origination of loans, held for sale, at fair value	(4,201,304)	(3,675,821)
Proceeds from disposition and principal payments of loans, held for sale, at fair value	4,298,879	3,680,537
Net (income) loss of unconsolidated joint ventures, net of distributions	(6,099)	1,202
Realized (gains) losses, net	(146,135)	(199,559)
Unrealized (gains) losses, net	(34,142)	43,334
Changes in operating assets and liabilities
Purchased future receivables, net	9,358	16,801
Derivative instruments	(62,818)	(10,226)
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	10,157	2,897
Receivable from third parties	(12,789)	114
Other assets	(10,133)	6,929
Accounts payable and other accrued liabilities	32,940	34,327
Net cash used for operating activities	$(80,568)	$(261)
Cash Flows From Investing Activities:
Origination of loans	(2,584,002)	(448,608)
Purchase of loans	(111,810)	(121,990)
Proceeds from disposition and principal payment of loans	928,678	673,652
Origination of Paycheck Protection Program loans	(2,133,861)	(106,420)
Purchase of Paycheck Protection Program loans	(3,866)	—
Proceeds from disposition and principal payment of Paycheck Protection Program loans	468,650	216
Purchase of mortgage backed securities, at fair value	—	(14,216)
Proceeds from sale and principal payment of mortgage backed securities, at fair value	1,997,268	10,518
Purchase of real estate, held for sale	—	(329)
Proceeds from sale of real estate, held for sale	2,264	11,045
Investment in unconsolidated joint ventures	(22,644)	(16,294)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	18,282	4,738
Net cash used for business acquisitions	(11,536)	—
Net cash used for investing activities	$(1,452,577)	$(7,688)
Cash Flows From Financing Activities:
Proceeds from secured borrowings	9,440,080	5,321,953
Repayment of secured borrowings	(10,472,037)	(5,336,010)
Proceeds from the Paycheck Protection Program Liquidity Facility borrowings	2,299,167	—
Repayment of the Paycheck Protection Program Liquidity Facility borrowings	(429,560)	—
Proceeds from issuance of securitized debt obligations of consolidated VIEs	1,239,770	495,220
Repayment of securitized debt obligations of consolidated VIEs	(462,198)	(252,276)
Proceeds from corporate debt	195,768	—
Repayment of corporate debt	(50,000)	—
Repayment of guaranteed loan financing	(63,526)	(78,784)
Repayment of deferred financing costs	(27,714)	(10,512)
Proceeds from issuance of equity, net of issuance costs	136,230	13,360
Preferred stock redemption	(98,241)	—
Common stock repurchased	—	(9,235)
Settlement of share-based awards in satisfaction of withholding tax requirements	(614)	—
Dividend payments	(78,361)	(39,951)
Tender offer of preferred shares	(11,133)	—
Distributions from non-controlling interests, net	(150)	(50)
Net cash provided by financing activities	$1,617,481	$103,715
Net increase in cash, cash equivalents, and restricted cash	84,336	95,766
Cash, cash equivalents, and restricted cash beginning balance	200,482	127,980
Cash, cash equivalents, and restricted cash ending balance	$284,818	$223,746

Supplemental disclosures:
Cash paid for interest	$138,828	$123,499
Cash paid (received) for income taxes	$12,235	$(5,878)
Non-cash investing activities
Loans transferred from loans, held for sale, at fair value to loans, net	$—	$509
Loans transferred from loans, net to loans, held for sale, at fair value	$1,677	$—
Loans transferred to real estate owned	$1,388	$8,832
Contingent consideration in connection with acquisitions	$12,400	$—
Non-cash financing activities
Dividend paid in stock	$—	$17,395
Share-based component of incentive fees	$—	$1,806
Cash, cash equivalents, and restricted cash reconciliation
Cash and cash equivalents	$209,769	$149,847
Restricted cash	52,692	46,204
Cash, cash equivalents, and restricted cash in assets of consolidated VIEs	22,357	27,695
Cash, cash equivalents, and restricted cash ending balance	$284,818	$223,746

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

Sutherland Partners, L.P. (the “Operating Partnership”) holds substantially all of our assets and conducts substantially all of our business. As of September 30, 2021 and December 31, 2020, the Company owned approximately 98.4% and 97.9% of the Operating Partnership, respectively. The Company, as sole general partner of the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Therefore, the Company consolidates the Operating Partnership.

The Company reports its results of operations through the following four business segments: i) Acquisitions, ii) SBC Originations, iii) Small Business Lending, and iv) Residential Mortgage Banking, with the remaining amounts recorded in Corporate- Other. The Company’s acquisition and origination platforms consist of the following four operating segments:

●	Acquisitions. We acquire performing and non-performing SBC loans as part of our business strategy. We hold performing SBC loans to term, and we seek to maximize the value of the non-performing SBC loans acquired by us through borrower-based resolution strategies. We typically acquire non-performing loans at a discount to their unpaid principal balance (“UPB”) when we believe that resolution of the loans will provide attractive risk-adjusted returns.

●	SBC Originations. We originate SBC loans secured by stabilized or transitional investor properties using multiple loan origination channels through our wholly-owned subsidiary, ReadyCap Commercial, LLC (“ReadyCap Commercial”). These originated loans are generally held-for-investment or placed into securitization structures. Additionally, as part of this segment, we originate and service multi-family loan products under the Federal Home Loan Mortgage Corporation’s Small Balance Loan Program (“Freddie Mac” and the “Freddie Mac program”). These originated loans are held for sale, then sold to Freddie Mac. In addition, SBC originations include construction and permanent financing for the preservation and construction of affordable housing, primarily utilizing tax-exempt bonds.

●	Small Business Lending. We acquire, originate and service owner-occupied loans guaranteed by the SBA under its Section 7(a) loan program (the “SBA Section 7(a) Program”) through our wholly-owned subsidiary, ReadyCap Lending, LLC (“ReadyCap Lending”). We hold an SBA license as one of only 14 non-bank Small Business Lending Companies (“SBLCs”) and have been granted preferred lender status by the SBA. These originated loans are either held-for-investment, placed into securitization structures, or sold. We also acquire purchased future receivables and originate small balance SBA loans through our Knight Capital platform (“Knight Capital”). Knight Capital is a technology-driven platform that provides working capital to small and medium sized businesses across the U.S. In the second quarter of 2021, our Chief Executive Officer, as our Chief Operating Decision Maker (“CODM”), realigned our business segments to include Knight Capital in the Small Business Lending segment from the Acquisitions segment to be more closely aligned with the activities of, and projections for, Knight Capital. We have recasted prior period amounts and segment information to conform to this presentation.

●	Residential Mortgage Banking. We operate our residential mortgage loan origination segment through our wholly-owned subsidiary, GMFS, LLC ("GMFS"). GMFS originates residential mortgage loans eligible to be purchased, guaranteed or insured by the Federal National Mortgage Association (“Fannie Mae”), Freddie Mac, Federal Housing Administration (“FHA”), U.S. Department of Agriculture (“USDA”) and U.S. Department of Veterans Affairs (“VA”) through retail, correspondent and broker channels. These originated loans are then sold to third parties, primarily agency lending programs.

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

In addition, in connection with the ANH merger, the Company issued 1,919,378 shares of newly designated 8.625% Series B Cumulative Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), 779,743 shares of newly designated 6.25% Series C Cumulative Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”), and 2,010,278 shares of newly designated 7.625% Series D Cumulative Redeemable Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”), in exchange for all shares of ANH’s 8.625% Series A Cumulative Preferred Stock, 6.25% Series B Cumulative Convertible Preferred Stock and 7.625% Series C Cumulative Redeemable preferred stock outstanding prior to the effective time of the ANH Merger. On July 15, 2021, the Company redeemed all of the outstanding Series B and Series D Preferred Stock, in each case at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends up to, but excluding, the redemption date.

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

The acquisition of ANH increased the Company’s equity capitalization, supported continued growth of the Company’s platform and execution of the Company’s strategy, and provided the Company with improved scale, liquidity and capital alternatives, including additional borrowing capacity. Also, the stockholder base resulting from the acquisition of ANH enhanced the trading volume and liquidity for our stockholders. In addition, part of our strategy in acquiring ANH was to manage the liquidation and runoff of certain assets within the ANH portfolio and repay certain indebtedness on the ANH portfolio following the completion of the ANH Merger, and to redeploy the capital into opportunities in our core SBC strategies and other assets we expect will generate attractive risk-adjusted returns and long-term earnings accretion. Consistent with this strategy, as of September 30, 2021, the Company has liquidated approximately $2.0 billion of assets, primarily consisting of Agency RMBS, and repaid approximately $1.7 billion of indebtedness on the ANH portfolio.

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

On July 31, 2021, the Company acquired Red Stone and its affiliates (“Red Stone”), a privately owned real estate finance and investment company that provides innovative financial products and services to multifamily affordable housing, in exchange for an initial purchase price of approximately $63 million paid in cash, retention payments to key executives aggregating $7 million in cash and 128,533 shares of common stock of the Company issued to Red Stone executives under the 2012 Plan. Refer to Note 21 – Redeemable Preferred Stock and Stockholders’ Equity for more information on the 2012 Plan. Additional purchase price payments may be made over the next three years if the Red Stone business achieves certain hurdles.

The Company qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with its first taxable year ended December 31, 2011. To maintain its tax status as a REIT, the Company distributes at least 90% of its taxable income in the form of distributions to shareholders.

Note 2. Basis of Presentation

The unaudited interim consolidated financial statements herein, referred to as the “consolidated financial statements”, as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)—as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The accompanying interim consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim period or the entire year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC.

Note 3. Summary of Significant Accounting Policies

Use of estimates

Preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of income and expenses during the reporting period. These estimates and assumptions are based on the best available information but actual results could be materially different.

Basis of consolidation

The accompanying consolidated financial statements of the Company include the accounts and results of operations of the Operating Partnership and other consolidated subsidiaries and variable interest entities (“VIEs”) in which we are the primary beneficiary. The consolidated financial statements are prepared in accordance with ASC 810, Consolidations. Intercompany balances and transactions have been eliminated.

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

Restricted cash

Restricted cash represents cash held by the Company as collateral against its derivatives, borrowings under repurchase agreements, borrowings under credit facilities and other financing agreements with counterparties, construction and mortgage escrows, as well as cash held for remittance on loans serviced for third parties. Restricted cash is not available for general corporate purposes but may be applied against amounts due to counterparties under existing swaps and repurchase agreement borrowings, returned to the Company when the restriction requirements no longer exist, or at the maturity of the swap or repurchase agreement.

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

Non-accrual loans. A loan is placed on nonaccrual status when it is probable that principal and interest will not be collected under the original contractual terms. At that time, interest income is no longer accrued. Non-accrual loans consist of loans for which principal or interest has been delinquent for 90 days or more and for which specific reserves are recorded, including purchased credit-deteriorated (“PCD”).

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

Derivative instruments, at fair value

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments, comprised of credit default swaps (“CDSs”), interest rate swaps, TBA agency securities, FX forwards and interest rate lock commitments (“IRLCs”), as part of our risk management strategy. The Company accounts for derivative instruments under ASC 815, Derivatives and Hedging. All derivatives are reported as either assets or liabilities in the consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings unless hedge accounting is elected. As of September 30, 2021 and December 31, 2020, the Company has offset $2.6 million and $5.0 million, respectively, of cash collateral receivable against our gross derivative liability positions. As of September 30, 2021 and December 31, 2020, the Company has not offset $10.1 million and $10.5 million, respectively, of cash collateral receivable against our derivative liability positions and is included in restricted cash in the consolidated balance sheets.

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

In May 2021, we discontinued hedge accounting for the anticipated issuance of securitized debt obligations for certain hedges. As a general rule, derivative gains or losses reported in AOCI are required to be recorded in earnings when it becomes probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period thereafter. The guidance in ASC 815 includes an exception to the general rule when extenuating circumstances that are outside the control or influence of the reporting entity cause the forecasted transaction to be probable of occurring on a date that is beyond the additional two-month period. The issuance of the securitized debt obligations was delayed beyond the additional two-month period due to the uncertainty in the capital markets and lower origination volumes as a result of the COVID-19 pandemic. Since the delay was caused by extenuating circumstances related to the COVID-19 pandemic and the issuance of securitized debt obligations remains probable over a reasonable time period after the additional two-month period, the discontinued cash flow hedges qualify for the exception in accordance with FASB Staff Q&A Topic 815: Cashflow hedge accounting affected by the Covid-19 Pandemic. Accordingly, the previously recorded net derivative instrument gains or losses related to the discontinued cash flow hedges will remain in AOCI. Gains and losses from the derivative instruments will be recorded in the earnings from the date of the discontinuation of cash flow hedges.

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

Real estate owned, held for sale

Real estate owned, held for sale includes purchased real estate and real estate acquired in full or partial settlement of loan obligations, generally through foreclosure, that is being marketed for sale. Real estate owned, held for sale is recorded at acquisition at the property’s estimated fair value less estimated costs to sell.

After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, real estate owned, held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged through impairment.

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

Intangible assets

The Company accounts for intangible assets under ASC 350, Intangibles- Goodwill and Other. The Company’s intangible assets include an SBA license, capitalized software, a broker network, trade names, customer relationships and an acquired favorable lease. The Company capitalizes software costs expected to result in long-term operational benefits, such as replacement systems or new applications that result in significantly increased operational efficiencies or functionality. All other costs incurred in connection with internal use software are expensed as incurred. The Company initially records its intangible assets at cost or fair value and will test for impairment if a triggering event occurs. Intangible assets are included within other assets in the consolidated balance sheets. The Company amortizes intangible assets with identified estimated useful lives on a straight-line basis over their estimated useful lives.

Goodwill

The Company recorded goodwill in connection with the Company’s acquisition of Knight Capital, Red Stone and the ANH Merger. Goodwill is not amortized, but rather, is tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. Goodwill as of the date of the consolidated balance sheets, represents the excess of the consideration transferred over the fair value of net assets acquired in connection with the acquisition of Knight Capital, Red Stone and the ANH Merger.

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

Borrowings under repurchase agreements. The Company accounts for borrowings under repurchase agreements under ASC 860, Transfers and Servicing. Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. As of the current period ended, none of our repurchase agreements have been accounted for as components of linked transactions. All securities financed through a repurchase agreement have remained on our consolidated balance sheets as an asset and cash received from the lender was recorded on our consolidated balance sheets as a liability. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense in the consolidated statements of income.

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

Securitized debt obligations of consolidated VIEs, net

Since 2011, we have engaged in several securitization transactions, which the Company accounts for under ASC 810. Securitization involves transferring assets to an SPE, or securitization trust, which typically qualifies as a VIE. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE. The consolidation of the VIE includes the issuance of senior securities to third parties, which are shown as securitized debt obligations of consolidated VIEs in the consolidated balance sheets.

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

We provide for exposure in connection with uncertain tax positions, which requires significant judgment by management including determination, based on the weight of the tax law and available evidence, that it is more-likely-than-not that a tax result will be realized. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense on our consolidated statements of income. As of September 30, 2021 and December 31, 2020, we accrued no taxes, interest or penalties related to uncertain tax positions. In addition, we do not anticipate a change in this position in the next 12 months.

Revenue recognition

Under revenue recognition guidance, specifically ASC 606, revenue is recognized upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized through the following five-step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

Most of the Company’s revenue streams, such as revenue associated with financial instruments, including interest income, realized or unrealized gains on financial instruments, loan servicing fees, loan origination fees, among other revenue streams, follow specific revenue recognition criteria and therefore the guidance referenced above does not have a material impact on our consolidated financial statements. In addition, revisions to existing accounting rules regarding the determination of whether a company is acting as a principal or agent in an arrangement and accounting for sales of nonfinancial assets where the seller has continuing involvement, did not materially impact the Company. A further description of the revenue recognition criteria is outlined below.

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
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting Issued March 2020

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

The Company has not adopted any of the optional expedients or exceptions through September 30, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions.
ASU 2020-06, Debt – Debt with Conversion and other Options and Derivatives and Hedging-Contracts in Entity’s Own Equity (Topic 470-20) Issued August 2020

Addresses the complexities in accounting for certain financial instruments with a debt and equity component. The number of accounting models for convertible notes will be reduced and entities that issue convertible debt will be required to use the if-converted method for the computation of diluted “Earnings per share” under ASC 260.

The Company is currently assessing the impact this guidance will have on our consolidated financial statements.
Effective for fiscal years beginning after December 15, 2021 and may be adopted through either a modified retrospective method of transition or a fully retrospective method of transition.

Note 5. Business Combinations

On March 19, 2021, the Company completed a merger agreement with ANH, a specialty finance company that focuses primarily on residential mortgage-backed securities and loans that are either rated “investment grade” or are guaranteed by federally sponsored enterprises. See Note 1 for more information about the ANH Merger. The consideration transferred was allocated to the assets acquired and liabilities assumed based on their respective fair values. The methodologies used and key assumptions made to estimate the fair value of the assets acquired and liabilities assumed are primarily based on future cash flows and discount rates.

The table below summarizes the fair value of assets acquired and liabilities assumed from the merger.

(In Thousands)	March 19, 2021
Assets
Cash and cash equivalents	$110,545
Mortgage backed securities, at fair value	2,010,504
Loans, held for sale, at fair value	102,798
Real estate owned, held for sale	26,107
Accrued interest	8,183
Other assets	38,216
Total assets acquired	$2,296,353
Liabilities
Secured borrowings	1,784,047
Corporate debt, net	36,250
Derivative instruments, at fair value	60,719
Accounts payable and other accrued liabilities	4,811
Total liabilities assumed	$1,885,827
Net assets acquired	$410,526

In the table above, the gross contractual unpaid principal amount for acquired loans held for sale, at fair value was $98.3 million, all of which is expected to be collected.

The table below illustrates the aggregate consideration transferred, net assets acquired, and the related goodwill.

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

On July 31, 2021, the Company acquired Red Stone, a privately owned real estate finance and investment company that provides innovative financial products and services to multifamily affordable housing, in exchange for an initial purchase price of approximately $63 million paid in cash, retention payments to key executives aggregating $7 million in cash and 128,533 shares of common stock of the Company issued to Red Stone executives under the 2012 Plan. Refer to Note 21 – Redeemable Preferred Stock and Stockholders’ Equity for more information on the 2012 Plan. Additional purchase price payments may be made over the next three years if the Red Stone business achieves certain hurdles.

The table below summarizes the fair value of assets acquired and liabilities assumed from the acquisition.

(In Thousands)	July 31, 2021
Assets
Cash and cash equivalents	$1,553
Restricted cash	6,994
Investment in unconsolidated joint ventures	35,577
Servicing rights	15,800
Other assets:
Intangible Assets	9,300
Other	1,330
Total assets acquired	$70,554
Liabilities
Accounts payable and other accrued liabilities	7,965
Total liabilities assumed	$7,965
Net assets acquired	$62,589

The table below illustrates the aggregate consideration transferred, net assets acquired, and the related goodwill.

(In thousands, except per share data)
Fair value of net assets acquired	$62,589

Cash paid	63,000
Contingent consideration	12,400
Total consideration transferred	$75,400

Goodwill	$12,811

In a business combination, the initial allocation of the purchase price is considered preliminary and therefore, is subject to change until the end of the measurement period. The final determination must occur within one year of the acquisition date. Because the measurement period is still open, certain fair value estimates may change once all information necessary to make a final fair value assessment has been received. As of September 30, 2021, the goodwill recorded in connection with the ANH Merger and Red Stone acquisition have been allocated to the SBC Originations segment.

The following pro-forma income and earnings (unaudited) of the combined company are presented as if the ANH merger had occurred on January 1, 2021 and January 1, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Selected Financial Data
Interest income	$105,136	$73,726	$293,303	$262,663
Interest expense	(50,136)	(49,930)	(159,840)	(173,702)
Recovery of (provision for) loan losses	(1,579)	4,231	(7,088)	(35,602)
Non-interest income	88,471	126,065	256,026	296,498
Non-interest expense	(88,864)	(90,306)	(248,529)	(490,943)
Income (loss) before provision for income taxes	53,028	63,786	133,872	(141,086)
Income tax benefit (expense)	(6,540)	(6,554)	(22,216)	(4,117)
Net income (loss)	$46,488	$57,232	$111,656	$(145,203)

Non-recurring pro-forma transaction costs directly attributable to the ANH merger were $7.6 million for the nine months ended September 30, 2021, and have been deducted from the non-interest expense amount above. These costs included legal, accounting, valuation, and other professional or consulting fees directly attributable to the merger. Such costs for the three months ended September 30, 2021 were not material.

Due to the relative size of the Red Stone business acquisition, pro forma financial information is considered not material.

Note 6. Loans and allowance for credit losses

The accounting for a loan depends on management’s strategy for the loan, and on whether the loan was credit-deteriorated at the date of acquisition. The Company accounts for loans based on the following loan program categories:

●	Originated or purchased loans held-for-investment – originated transitional loans, originated conventional SBC and SBA loans, or acquired loans with no signs of credit deterioration at the time of purchase
●	Loans, held at fair value – certain originated conventional SBC loans for which the Company has elected the fair value option
●	Loans, held-for-sale, at fair value – originated or acquired loans with the intention to sell in the near term
●	Paycheck Protection Program loans, held at fair value – SBA loans originated in round 1 of the PPP program for which the Company has elected the fair value option
●	Paycheck Protection Program loans, held-for-investment – SBA loans originated in round 2 of the PPP program

Loan portfolio

The following table summarizes the classification, UPB, and carrying value of loans held by the Company including loans of consolidated VIEs.

	September 30, 2021		December 31, 2020
(In Thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Originated Transitional loans	$1,333,370	$1,341,427	$530,671	$535,963
Originated SBA 7(a) loans	330,884	338,190	310,537	314,938
Acquired SBA 7(a) loans	162,457	168,845	201,066	210,115
Originated SBC loans	245,283	238,667	173,190	167,470
Acquired loans	336,793	344,092	351,381	352,546
Originated SBC loans, at fair value	12,162	12,491	13,795	14,088
Originated Residential Agency loans	3,173	3,173	3,208	3,208
Total Loans, before allowance for loan losses	$2,424,122	$2,446,885	$1,583,848	$1,598,328
Allowance for loan losses	$(39,625)	$—	$(33,224)	$—
Total Loans, net	$2,384,497	$2,446,885	$1,550,624	$1,598,328
Loans in consolidated VIEs
Originated SBC loans	$811,653	$808,330	$889,566	$885,235
Originated Transitional loans	1,857,638	1,875,209	788,403	792,432
Acquired loans	641,150	640,178	697,567	701,133
Originated SBA 7(a) loans	60,316	63,788	68,625	72,451
Acquired SBA 7(a) loans	34,640	42,401	42,154	52,456
Total Loans, in consolidated VIEs, before allowance for loan losses	$3,405,397	$3,429,906	$2,486,315	$2,503,707
Allowance for loan losses on loans in consolidated VIEs	$(9,622)	$—	$(13,508)	$—
Total Loans, net, in consolidated VIEs	$3,395,775	$3,429,906	$2,472,807	$2,503,707
Loans, held for sale, at fair value
Originated Residential Agency loans	$281,946	$275,632	$260,447	$249,852
Originated Freddie Mac loans	13,495	13,268	51,248	50,408
Originated SBC loans	41,353	40,978	17,850	17,850
Originated SBA 7(a) loans	40,254	36,403	10,232	9,436
Acquired loans	172,869	167,950	511	499
Total Loans, held for sale, at fair value	$549,917	$534,231	$340,288	$328,045
Total Loans, net and Loans, held for sale, at fair value	$6,330,189	$6,411,022	$4,363,719	$4,430,080
Paycheck Protection Program loans
Paycheck Protection Program loans, held-for-investment	$1,774,953	$1,857,853	$—	$—
Paycheck Protection Program loans, held at fair value	9,873	9,873	74,931	74,931
Total Paycheck Protection Program loans	$1,784,826	$1,867,726	$74,931	$74,931
Total Loan portfolio	$8,115,015	$8,278,748	$4,438,650	$4,505,011

Loan vintage and credit quality indicators

The Company monitors the credit quality of its loan portfolio based on primary credit quality indicators, such as delinquency rates. Loans that are 30 days or more past due, provide an indication of a borrower’s capacity and willingness to meet its financial obligations. In the tables below, Total Loans, net includes Loans, net in consolidated VIEs as well as a specific allowance for loan losses of $23.1 million as of September 30, 2021 and $17.2 million as of December 31, 2020.

The tables below summarize the classification, UPB and carrying value of loans by year of origination.

		Carrying Value by Year of Origination
(In Thousands)	UPB	2021	2020	2019	2018	2017	Pre 2017	Total
September 30, 2021
Loans
Originated Transitional loans	$3,216,636	$2,020,604	$421,281	$510,721	$215,507	$—	$12,724	$3,180,837
Originated SBC loans	1,046,997	121,181	47,745	426,068	190,009	104,190	162,997	1,052,190
Acquired loans	984,270	9,390	75,753	68,616	46,899	27,247	747,425	975,330
Originated SBA 7(a) loans	401,978	52,992	46,291	93,135	114,611	56,885	24,404	388,318
Acquired SBA 7(a) loans	211,246	40	76	13,870	14,013	269	166,121	194,389
Originated SBC loans, at fair value	12,491	—	—	—	—	1,550	10,612	12,162
Originated Residential Agency loans	3,173	1,199	705	642	434	—	193	3,173
Total Loans, before general allowance for loan losses	$5,876,791	$2,205,406	$591,851	$1,113,052	$581,473	$190,141	$1,124,476	$5,806,399
General allowance for loan losses								$(26,127)
Total Loans, net								$5,780,272
		Carrying Value by Year of Origination
(In Thousands)	UPB	2020	2019	2018	2017	2016	Pre 2016	Total
December 31, 2020
Loans
Originated Transitional loans	$1,328,395	$385,183	$583,593	$306,971	$23,783	$18,480	$1,064	$1,319,074
Originated SBC loans	1,052,705	66,715	486,033	237,313	110,354	43,696	112,444	1,056,555
Acquired loans	1,053,679	21,414	40,572	42,167	38,649	19,533	883,774	1,046,109
Originated SBA 7(a) loans	387,389	47,939	98,568	133,812	68,375	22,056	4,041	374,791
Acquired SBA 7(a) loans	262,571	139	19,658	14,636	283	19	204,703	239,438
Originated SBC loans, at fair value	14,088	—	—	—	1,598	6,442	5,755	13,795
Originated Residential Agency loans	3,208	1,571	645	705	—	88	199	3,208
Total Loans, before general allowance for loan losses	$4,102,035	$522,961	$1,229,069	$735,604	$243,042	$110,314	$1,211,980	$4,052,970
General allowance for loan losses								$(29,539)
Total Loans, net								$4,023,431

The tables below present delinquency information on loans, net by year of origination.

		Carrying Value by Year of Origination
(In Thousands)	UPB	2021	2020	2019	2018	2017	Pre 2017	Total
September 30, 2021
Loans
Current and less than 30 days past due	$5,721,014	$2,205,376	$583,638	$1,110,132	$528,054	$185,226	$1,059,956	$5,672,382
30 - 59 days past due	25,734	—	—	—	6,627	150	18,704	25,481
60+ days past due	130,043	30	8,213	2,920	46,792	4,765	45,816	108,536
Total Loans, before general allowance for loan losses	$5,876,791	$2,205,406	$591,851	$1,113,052	$581,473	$190,141	$1,124,476	$5,806,399
General allowance for loan losses								$(26,127)
Total Loans, net								$5,780,272
		Carrying Value by Year of Origination
(In Thousands)	UPB	2020	2019	2018	2017	2016	Pre 2016	Total
December 31, 2020
Loans
Current and less than 30 days past due	$3,904,294	$516,474	$1,221,227	$707,068	$203,331	$100,003	$1,125,100	$3,873,203
30 - 59 days past due	38,836	5,812	5,191	15,097	401	2	11,933	38,436
60+ days past due	158,905	675	2,651	13,439	39,310	10,309	74,947	141,331
Total Loans, before general allowance for loan losses	$4,102,035	$522,961	$1,229,069	$735,604	$243,042	$110,314	$1,211,980	$4,052,970
General allowance for loan losses								$(29,539)
Total Loans, net								$4,023,431

The tables below present delinquency information on loans, net by portfolio.

(In Thousands)	Current	30-59 days past due	60+ days past due	Total	Non-Accrual Loans	90+ days past due and Accruing
September 30, 2021
Originated Transitional loans	$3,125,818	$9,743	$45,276	$3,180,837	$71,498	$—
Originated SBC loans	1,025,741	2,224	24,225	1,052,190	24,477	—
Acquired loans	927,125	12,586	35,619	975,330	34,026	—
Originated SBA 7(a) loans	387,009	—	1,309	388,318	11,116	—
Acquired SBA 7(a) loans	191,825	928	1,636	194,389	4,815	—
Originated SBC loans, at fair value	12,162	—	—	12,162	—	—
Originated Residential Agency loans	2,702	—	471	3,173	2,923	—
Total Loans, before general allowance for loan losses	$5,672,382	$25,481	$108,536	$5,806,399	$148,855	$—
General allowance for loan losses				$(26,127)
Total Loans, net				$5,780,272
Percentage of loans outstanding	97.7%	0.4%	1.9%	100%	2.6%	0.0%
December 31, 2020
Originated Transitional loans	$1,281,579	$17,713	$19,782	$1,319,074	$19,416	$—
Originated SBC loans	1,000,878	6,591	49,086	1,056,555	37,635	—
Acquired loans	978,346	7,729	60,034	1,046,109	57,020	-
Originated SBA 7(a) loans	369,416	1,741	3,634	374,791	8,668	—
Acquired SBA 7(a) loans	228,651	4,008	6,779	239,438	9,001	—
Originated SBC loans, at fair value	13,795	—	—	13,795	—	—
Originated Residential Agency loans	538	654	2,016	3,208	2,418	—
Total Loans, before general allowance for loan losses	$3,873,203	$38,436	$141,331	$4,052,970	$134,158	$—
General allowance for loan losses				$(29,539)
Total Loans, net				$4,023,431
Percentage of loans outstanding	95.6%	0.9%	3.5%	100%	3.3%	0.0%

In addition to delinquency rates, the current estimated LTV ratio, geographic distribution of the loan collateral and collateral concentration are primary credit quality indicators that provide insight into a borrower’s capacity and willingness to meet its financial obligation. High LTV loans tend to have higher delinquency rates than loans where the borrower has equity in the collateral. The geographic distribution of the loan collateral considers factors such as the regional economy, property price changes and specific events such as natural disasters, which will affect credit quality. The collateral concentration of the loan portfolio considers economic factors or events may have a more pronounced impact on certain sectors or property types.

The table below presents quantitative information on the credit quality of loans, net.

	Loan-to-Value (1)
(In Thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
September 30, 2021
Loans
Originated Transitional loans	$6,230	$59,578	$347,197	$2,383,991	$359,421	$24,420	$3,180,837
Originated SBC loans	23,060	85,601	565,431	372,218	—	5,880	1,052,190
Acquired loans	236,524	339,195	283,665	90,076	16,041	9,829	975,330
Originated SBA 7(a) loans	1,085	15,685	51,660	153,140	57,976	108,772	388,318
Acquired SBA 7(a) loans	6,477	30,971	73,345	42,974	25,573	15,049	194,389
Originated SBC loans, at fair value	—	7,213	—	4,949	—	—	12,162
Originated Residential Agency loans	—	301	549	953	508	862	3,173
Total Loans, before general allowance for loan losses	$273,376	$538,544	$1,321,847	$3,048,301	$459,519	$164,812	$5,806,399
General allowance for loan losses							$(26,127)
Total Loans, net							$5,780,272
Percentage of loans outstanding	4.7%	9.3%	22.8%	52.5%	7.9%	2.8%
December 31, 2020
Loans
Originated Transitional loans	$5,485	$8,269	$252,798	$891,895	$157,900	$2,727	$1,319,074
Originated SBC loans	5,372	76,899	453,381	515,023	—	5,880	1,056,555
Acquired loans	266,345	385,579	228,262	113,023	40,838	12,062	1,046,109
Originated SBA 7(a) loans	1,203	15,013	51,133	147,020	61,297	99,125	374,791
Acquired SBA 7(a) loans	7,523	39,086	89,644	54,007	28,332	20,846	239,438
Originated SBC loans, at fair value	—	7,354	—	6,441	—	—	13,795
Originated Residential Agency loans	—	—	88	1,236	1,552	332	3,208
Total Loans, before general allowance for loan losses	$285,928	$532,200	$1,075,306	$1,728,645	$289,919	$140,972	$4,052,970
General allowance for loan losses							$(29,539)
Total Loans, net							$4,023,431
Percentage of loans outstanding	7.1%	13.0%	26.5%	42.7%	7.2%	3.5%
(1) Loan-to-value is calculated using carrying amount as a percentage of current collateral value

The table below presents the geographic concentration of loans, net, secured by real estate.

Geographic Concentration (% of Unpaid Principal Balance)	September 30, 2021	December 31, 2020
California	16.2%	18.1%
Texas	15.7	14.2
New York	8.4	9.8
Georgia	7.6	4.9
Florida	7.5	7.8
Illinois	5.4	5.2
Arizona	5.2	2.8
North Carolina	2.9	3.1
Washington	2.1	3.1
Colorado	1.9	2.8
Other	27.1	28.2
Total	100.0%	100.0%

The table below presents the collateral type concentration of loans, net.

Collateral Concentration (% of Unpaid Principal Balance)	September 30, 2021	December 31, 2020
Multi-family	44.2%	23.8%
Retail	12.8	17.3
SBA	10.4	17.4
Office	10.0	13.1
Mixed Use	8.9	12.9
Industrial	6.7	7.1
Lodging/Residential	2.7	3.2
Other	4.3	5.2
Total	100.0%	100.0%

The table below presents the collateral type concentration of SBA loans within loans, net.

Collateral Concentration (% of Unpaid Principal Balance)	September 30, 2021	December 31, 2020
Lodging	18.9%	17.2%
Offices of Physicians	11.7	12.0
Child Day Care Services	7.4	7.2
Eating Places	5.2	5.3
Gasoline Service Stations	3.9	3.4
Veterinarians	2.5	3.3
Funeral Service & Crematories	1.9	1.8
Grocery Stores	1.8	1.7
Car washes	1.5	1.4
Couriers	1.2	1.0
Other	44.0	45.7
Total	100.0%	100.0%

Allowance for credit losses

The allowance for credit losses consists of the allowance for losses on loans and lending commitments accounted for at amortized cost. Such loans and lending commitments are reviewed quarterly considering credit quality indicators, including probable and historical losses, collateral values, LTV ratios, and economic conditions.

The table below presents the allowance for loan losses by loan product and impairment methodology.

(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
September 30, 2021
General	$2,205	$14,974	$2,539	$622	$5,787	$26,127
Specific	4,746	10,171	2,613	2,708	2,882	23,120
Ending balance	$6,951	$25,145	$5,152	$3,330	$8,669	$49,247
December 31, 2020
General	$2,640	$14,995	$5,457	$767	$5,680	$29,539
Specific	6,200	—	2,840	3,782	4,371	17,193
Ending balance	$8,840	$14,995	$8,297	$4,549	$10,051	$46,732

The tables below present a summary of the changes in the allowance for loan losses.

(In Thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Originated Residential Agency Loans	Total Allowance for loan losses
Three Months Ended September 30, 2021
Beginning balance	$7,980	$21,201	$7,098	$3,975	$9,375	$—	$49,629
Provision for (recoveries of) loan losses	(1,029)	3,944	(1,217)	(210)	232	—	1,720
Charge-offs and sales	—	—	(26)	(464)	(938)	—	(1,428)
Recoveries	—	—	(703)	29	—	—	(674)
Ending balance	$6,951	$25,145	$5,152	$3,330	$8,669	$—	$49,247
Three Months Ended September 30, 2020
Beginning balance	$8,974	$19,831	$12,564	$5,744	$9,450	$500	$57,063
Provision for (recoveries of) loan losses	(181)	(1,848)	(2,906)	(200)	904	—	(4,231)
Charge-offs and sales	—	—	—	(203)	(42)	—	(245)
Recoveries	—	—	—	22	47	—	69
Ending balance	$8,793	$17,983	$9,658	$5,363	$10,359	$500	$52,656
Nine Months Ended September 30, 2021
Beginning balance	$8,840	$14,995	$8,297	$4,549	$10,051	$—	$46,732
Provision for (recoveries of) loan losses	(389)	10,150	(2,405)	(318)	779	—	7,817
Charge-offs and sales	(1,311)	—	(26)	(940)	(2,165)	—	(4,442)
Recoveries	(189)	—	(714)	39	4	—	(860)
Ending balance	$6,951	$25,145	$5,152	$3,330	$8,669	$—	$49,247
Nine Months Ended September 30, 2020
Beginning balance	$304	$188	$3,054	$2,114	$1,781	$—	$7,441
Cumulative -effect adjustment upon adoption of ASU 2016-13	2,400	1,906	1,878	3,562	1,379	—	11,125
Provision for (recoveries of) loan losses	6,089	15,889	4,776	2	7,728	500	34,984
Charge-offs and sales	—	—	(50)	(431)	(577)	—	(1,058)
Recoveries	—	—	—	116	48	—	164
Ending balance	$8,793	$17,983	$9,658	$5,363	$10,359	$500	$52,656

The tables above exclude $0.2 million of allowance for loan losses on unfunded lending commitments as of September 30, 2021. There was no such allowance for loan losses on unfunded lending commitments as of September 30, 2020. Refer to Note 3 – Summary of Significant Accounting Policies for more information on our accounting policies, methodologies and judgment applied to determine the allowance for loan losses and lending commitments.

Non-accrual loans

A loan is placed on nonaccrual status when it is probable that principal and interest will not be collected under the original contractual terms. At that time, interest income is no longer accrued.

The table below presents information about non-accrual loans.

(In Thousands)	September 30, 2021	December 31, 2020
Non-accrual loans
With an allowance	$113,441	$75,862
Without an allowance	35,414	58,296
Total recorded carrying value of non-accrual loans	$148,855	$134,158
Allowance for loan losses related to non-accrual loans	$(23,128)	$(17,367)
Unpaid principal balance of non-accrual loans	$176,364	$158,471

	September 30, 2021	September 30, 2020
Interest income on non-accrual loans for the three months ended	$586	$198
Interest income on non-accrual loans for the nine months ended	$2,144	$2,660

Troubled debt restructurings

A loan is classified as a TDR when there is a reasonable expectation that the original terms of the loan agreement will be modified by granting concessions to a borrower who is experiencing financial difficulty. Concessions typically include modifications to the interest rate, maturity date, timing of principal and interest payments and principal forgiveness. Modified loans that are classified as TDRs are individually evaluated and measured for impairment.

The table below presents details on TDR loans by type.

	September 30, 2021			December 31, 2020
(In Thousands)	SBC	SBA	Total	SBC	SBA	Total
Carrying value of modified loans classified as TDRs:
On accrual status	$286	$8,500	$8,786	$307	$6,888	$7,195
On non-accrual status	6,670	11,753	18,423	7,020	11,044	18,064
Total carrying value of modified loans classified as TDRs	$6,956	$20,253	$27,209	$7,327	$17,932	$25,259
Allowance for loan losses on loans classified as TDRs	$7	$2,173	$2,180	$17	$3,323	$3,340

The table below presents TDR loan activity and the financial effects of these modifications by type.

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(In Thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	—	3	3	—	6	6
Pre-modification recorded balance (a)	$—	$322	$322	$—	$713	$713
Post-modification recorded balance (a)	$—	321	$321	$—	$730	$730

Number of loans that remain in default as of Sept 30, 2021 (b)	—	—	—	—	4	4
Balance of loans that remain in default as of Sept 30, 2021 (b)	$—	$—	$—	$—	$733	$733
			-
Concession granted (a):
Term extension	$—	$277	$277	$—	$547	$547
Interest rate reduction	—	—	—	—	—	—
Principal reduction	—	—	—	—	—	—
Foreclosure	—	—	—	—	187	187
Total	$—	$277	$277	$—	$734	$734
	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(In Thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	1	20	21	3	16	19
Pre-modification recorded balance (a)	$1,276	$8,630	$9,906	$8,456	$3,691	$12,147
Post-modification recorded balance (a)	$1,276	$8,164	$9,440	$8,456	$3,748	$12,204

Number of loans that remain in default as of Sept 30, 2021 (b)	1	2	3	2	5	7
Balance of loans that remain in default as of Sept 30, 2021 (b)	$1,276	$157	$1,433	$8,422	$874	$9,296

Concession granted (a):
Term extension	$—	$6,912	$6,912	$—	$2,371	$2,371
Interest rate reduction	—	—	—	—	—	—
Principal reduction	—	—	—	—	—	—
Foreclosure	1,276	90	1,366	8,422	327	8,749
Total	$1,276	$7,002	$8,278	$8,422	$2,698	$11,120
(a) Represents carrying value.

(b) Represents carrying values of the TDRs that occurred during the respective period ended that remained in default as of the current period ended. Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected.  For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

The remaining elements of the Company’s modification programs are generally considered insignificant and do not have a material impact on financial results. For loans that the Company determines foreclosure of the collateral is probable, expected losses are measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. As of September 30, 2021 and December 31, 2020, the Company’s total carrying amount of loans in the foreclosure process was $2.4 million and $2.2 million, respectively.

PCD loans

The Company did not acquire any PCD loans in the three and nine months ended September 30, 2021 and 2020.

Note 7. Fair value measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP has a three-level hierarchy that prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is impacted by a number of factors, including the type of investment, the characteristics specific to the investment, and the state of the marketplace (including the existence and transparency of transactions between market participants). The Company’s valuation techniques for financial instruments use observable and unobservable inputs. Investments with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in an orderly market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Investments measured and reported at fair value are classified and disclosed into one of the following categories:

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

Level 3 — One or more pricing inputs is significant to the overall valuation and unobservable. Significant unobservable inputs are based on the best information available in the circumstances, to the extent observable inputs are not available, including the Company’s own assumptions used in determining the fair value of financial instruments. Fair value for these investments are determined using valuation methodologies that consider a range of factors, including but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment.

Valuation techniques of Level 3 investments vary by instrument type, but are generally based on an income, market or cost based approach. The income approach predominantly considers discounted cash flows which is the measure of expected future cash flows in a default scenario, implied by the value of the underlying collateral, where applicable, and current performance whereas the market based approach predominantly considers pull-through rates, industry multiples and the unpaid principal balance. Fair value measurements of loans are sensitive to changes in assumptions regarding prepayments, probability of default, loss severity in the event of default, forecasts of home prices, and significant activity or developments in the real estate market. Fair value measurements of residential mortgage servicing rights are sensitive to changes in assumptions regarding prepayments, discount rates, and cost of servicing. Fair value measurements of derivative instruments, specifically IRLC’s, are sensitive to changes in assumptions related to origination pull-through rates, servicing fee multiples, and percentages of unpaid principal balances. Origination pull-through rates are also dependent on factors such as market interest rates, type of origination, length of lock, purpose of the loan (purchase or refinance), type of loan (fixed or variable), and the processing status of the loan. In addition, the fair value of the acquired contingent consideration was determined using a Monte Carlo simulation model which considers various potential results based on Level 3 inputs, including management’s latest estimates of future operating results. Fair value measurements of the contingent consideration liability, are sensitive to changes in assumptions related to earnings before tax (“EBT”), discount rate and risk-free rate of return.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety, requires judgment and considers factors specific to the investment.

The table below presents financial instruments carried at fair value on a recurring basis.

(In Thousands)	Level 1	Level 2	Level 3	Total
September 30, 2021
Assets:
Loans, held for sale, at fair value	$—	$549,917	$—	$549,917
Loans, net, at fair value	—	—	12,162	12,162
Paycheck Protection Program loans	—	—	9,873	9,873
Mortgage backed securities, at fair value	—	116,129	1,552	117,681
Derivative instruments, at fair value	—	3,820	2,360	6,180
Residential mortgage servicing rights, at fair value	—	—	107,589	107,589
Total assets	$—	$669,866	$133,536	$803,402

Liabilities:
Contingent consideration	$—	$—	$12,400	$12,400
Total liabilities	$—	$—	$12,400	$12,400
December 31, 2020
Assets:
Loans, held for sale, at fair value	$—	$340,288	$—	$340,288
Loans, net, at fair value	—	—	13,795	13,795
Paycheck Protection Program loans	—	—	74,931	74,931
Mortgage backed securities, at fair value	—	62,880	25,131	88,011
Derivative instruments, at fair value	—	—	16,363	16,363
Residential mortgage servicing rights, at fair value	—	—	76,840	76,840
Total assets	$—	$403,168	$207,060	$610,228

Liabilities:
Derivative instruments, at fair value	$—	$11,604	$—	$11,604
Total liabilities	$—	$11,604	$—	$11,604

The table below presents the valuation techniques and significant unobservable inputs used to value Level 3 financial instruments, using third party information without adjustment.

(In Thousands, except price)	Fair Value	Predominant Valuation Technique (a)	Type	Range	Weighted Average
September 30, 2021
Residential mortgage servicing rights, at fair value	$107,589	Income Approach	Forward prepayment rate | Discount rate | Cost of servicing	(b)	(b)
Derivative instruments, at fair value	$2,360	Market Approach	Origination pull-through rate | Servicing Fee Multiple | Percentage of unpaid principal balance	65.0 - 100% | 0.9 - 5.2% | 0.3 to 3.0%	87.1% | 4.1% | 1.3%
Contingent consideration	$12,400	Monte Carlo Simulation Model	EBT volatility | Risk-free rate of return | EBT discount rate | Liability discount rate	25.0% | 0.4% | 17.6% | 3.3%	25.0% | 0.4% | 17.6% | 3.3%
December 31, 2020
Residential mortgage servicing rights, at fair value	$76,840	Income Approach	Forward prepayment rate | Discount rate | Cost of servicing	(b)	(b)
Derivative instruments, at fair value	$16,363	Market Approach	Origination pull-through rate | Servicing Fee Multiple | Percentage of unpaid principal balance	47.6 - 100% | 0.5 - 12.8% | 0.1 to 2.9%	84.1% | 3.6% | 1.1%
(a)	Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class.
(b)Refer to Note 9 - Servicing Rights for more information on Residential mortgage servicing rights unobservable inputs.

Included within Level 3 assets of $133.5 million as of September 30, 2021 and $207.1 million as of December 30, 2020, is $23.6 million and $113.9 million of quoted or transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value, respectively.

The tables below present a summary of changes in fair value for Level 3 assets and liabilities.

(In Thousands)	MBS	Derivatives	Loans, net, at fair value	Paycheck Protection Program loans	Residential MSRs, at fair value	Contingent Consideration	Total
Three Months Ended September 30, 2021
Beginning Balance	$1,714	$6,130	$13,681	$16,431	$100,820	$—	$138,776
Purchases or Originations	—	—	—	—	—	(12,400)	(12,400)
Additions due to loans sold, servicing retained	—	—	—	—	11,622	—	11,622
Sales / Principal payments	—	—	(1,380)	(6,558)	(5,000)	—	(12,938)
Realized gains, net	—	—	—	—	—	—	—
Unrealized gains (losses), net	29	(3,770)	(139)	—	147	—	(3,733)
Accreted discount, net	—	—	—	—	—	—	—
Transfer to (from) Level 3	(191)	—	—	—	—	—	(191)
Ending Balance	$1,552	$2,360	$12,162	$9,873	$107,589	$(12,400)	$121,136
Unrealized gains (losses), net on assets/liabilities	$124	$2,360	$(329)	$—	$(36,406)	$—	$(34,251)

Nine Months Ended September 30, 2021
Beginning Balance	$25,131	$16,363	$13,795	$74,931	$76,840	$—	$207,060
Purchases or Originations	—	—	—	3,866	—	(12,400)	(8,534)
Additions due to loans sold, servicing retained	—	—	—	—	35,595	—	35,595
Sales / Principal payments	(92)	—	(1,592)	(68,924)	(15,650)	—	(86,258)
Realized gains, net	—	—	(5)	—	—	—	(5)
Unrealized gains (losses), net	1,223	(14,003)	(36)	—	10,804	—	(2,012)
Accreted discount, net	60	—	—	—	—	—	60
Transfer to (from) Level 3	(24,770)	—	—	—	—	—	(24,770)
Ending Balance	$1,552	$2,360	$12,162	$9,873	$107,589	$(12,400)	$121,136
Unrealized gains (losses), net on assets/liabilities	$124	$2,360	$(329)	$—	$(36,406)	$—	$(34,251)

Three Months Ended September 30, 2020
Beginning Balance	$411	$19,037	$124,298	$—	$73,645	$—	$217,391
Originations	12,640	—	1,198	—	11,343	—	25,181
Sales / Principal payments	(11)	—	(5,911)	—	(5,916)	—	(11,838)
Realized gains, net	—	—	375	—	—	—	375
Unrealized gains (losses), net	(114)	1,812	5	—	(4,688)	—	(2,985)
Transfer to (from) Level 3	(276)	—	—	—	—	—	(276)
Ending Balance	$12,650	$20,849	$119,965	$—	$74,384	$—	$227,848
Unrealized gains (losses), net on assets/liabilities	$(82)	$20,849	$(333)	$—	$(43,123)	$—	$(22,689)

Nine Months Ended September 30, 2020
Beginning Balance	$460	$2,814	$20,212	$—	$91,174	$—	$114,660
Originations	12,640	—	106,728	—	—	—	119,368
Additions due to loans sold, servicing retained	—	—	—	—	31,821	—	31,821
Sales / Principal payments	(13)	—	(6,207)	—	(15,443)	—	(21,663)
Realized gains, net	—	—	375	—	—	—	375
Unrealized gains (losses), net	(154)	18,035	(1,143)	—	(33,168)	—	(16,430)
Transfer to (from) Level 3	(283)	—	—	—	—	—	(283)
Ending Balance	$12,650	$20,849	$119,965	$—	$74,384	$—	$227,848
Unrealized gains (losses), net on assets/liabilities	$(82)	$20,849	$(333)	$—	$(43,123)	$—	$(22,689)

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

Financial instruments not carried at fair value

The table below presents the carrying value and estimated fair value of financial instruments that are not carried at fair value and are classified as Level 3.

	September 30, 2021		December 31, 2020
(In Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Loans, net	$5,768,110	$5,705,504	$4,009,636	$4,103,200
Paycheck Protection Program loans	1,774,953	1,857,853	—	—
Purchased future receivables, net	6,567	6,567	17,308	17,308
Servicing rights	63,517	69,869	37,823	47,567
Total assets	$7,613,147	$7,639,793	$4,064,767	$4,168,075
Liabilities:
Secured borrowings	$2,044,069	$2,044,069	$1,294,243	$1,294,243
Paycheck Protection Program Liquidity Facility borrowings	1,945,883	1,945,883	76,276	76,276
Securitized debt obligations of consolidated VIEs, net	2,676,265	2,230,143	1,905,749	1,907,541
Senior secured note, net	179,914	180,740	179,659	188,114
Guaranteed loan financing	348,774	370,602	401,705	426,348
Convertible notes, net	112,966	93,350	112,129	68,186
Corporate debt, net	333,975	346,445	150,989	151,209
Total liabilities	$7,641,846	$7,211,232	$4,120,750	$4,111,917

Other assets of $38.0 million as of September 30, 2021, and $23.8 million as of December 31, 2020, are not carried at fair value and include due from servicers and accrued interest, which are presented in Note 19 – Other Assets and Other Liabilities. Receivables from third parties of $51.6 million as of September 30, 2021, and $1.2 million as of December 31, 2020, are not carried at fair value but generally approximate fair value and are classified as Level 3. Accounts payable and other accrued liabilities of $25.3 million as of September 30, 2021, and $23.8 million as of December 31, 2020, are not carried at fair value and include payables to related parties and accrued interest payable which are included in Note 19. For these instruments, carrying value generally approximates fair value and are classified as Level 3.

Note 8. Mortgage backed securities

The table below presents information about the mortgage backed securities portfolio, which is classified as trading securities and carried at fair value.

		Weighted
	Weighted	Average				Gross	Gross
	Average	Interest	Principal	Amortized		Unrealized	Unrealized
(In Thousands)	Maturity (a)	Rate (a)	Balance	Cost	Fair Value	Gains	Losses
September 30, 2021
Freddie Mac Loans	12/2037	3.9%	$114,234	$49,088	$54,638	$5,550	$—
Commercial Loans	11/2050	4.5	72,806	39,037	34,581	772	(5,228)
Residential	01/2041	3.6	31,748	24,793	28,462	3,708	(39)
Total Mortgage backed securities, at fair value	01/2044	4.1%	$218,788	$112,918	$117,681	$10,030	$(5,267)
December 31, 2020
Freddie Mac Loans	01/2037	3.7%	$139,408	$52,320	$53,509	$1,880	$(691)
Commercial Loans	11/2050	4.5	73,074	39,224	34,411	226	(5,039)
Tax Liens	09/2026	6.0	92	92	91	—	(1)
Total Mortgage backed securities, at fair value	10/2041	4.1%	$212,574	$91,636	$88,011	$2,106	$(5,731)
(a)	Weighted based on current principal balance

The table below presents information about the maturity of the mortgage backed securities portfolio.

	Weighted Average	Principal	Amortized
(In Thousands)	Interest Rate(a)	Balance	Cost	Fair Value
September 30, 2021
After five years through ten years	—%	$—	$—	$—
After ten years	4.1	218,788	112,918	117,681
Total Mortgage backed securities, at fair value	4.1%	$218,788	$112,918	$117,681
December 31, 2020
After five years through ten years	6.0%	$92	$92	$91
After ten years	2.8	212,482	91,544	87,920
Total Mortgage backed securities, at fair value	4.1%	$212,574	$91,636	$88,011

(a)	Weighted based on current principal balance

Note 9. Servicing rights

The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The Company’s servicing fees are specified by pooling and servicing agreements.

The table below presents information about servicing rights.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
SBA servicing rights, at amortized cost
Beginning net carrying amount	$19,721	$17,318	$18,764	$17,660
Additions due to loans sold, servicing retained	2,778	993	6,478	2,328
Acquisitions	—	—	—	—
Amortization	(986)	(909)	(3,075)	(2,642)
Impairment (recovery)	(308)	138	(962)	194
Ending net carrying amount	$21,205	$17,540	$21,205	$17,540
Freddie Mac multi-family servicing rights, at amortized cost
Beginning net carrying amount	$24,724	$16,798	$19,059	$13,135
Additions due to loans sold, servicing retained	3,292	2,107	10,760	7,094
Acquisitions	15,800	—	15,800	—
Amortization	(1,504)	(784)	(3,307)	(2,108)
Ending net carrying amount	$42,312	$18,121	$42,312	$18,121
Total servicing rights, at amortized cost	$63,517	$35,661	$63,517	$35,661
Residential mortgage servicing rights, at fair value
Beginning net carrying amount	$100,820	$73,645	$76,840	$91,174
Additions due to loans sold, servicing retained	11,622	11,343	35,595	31,821
Loan pay-offs	(5,000)	(5,916)	(15,650)	(15,443)
Unrealized gains (losses)	147	(4,688)	10,804	(33,168)
Ending fair value amount	$107,589	$74,384	$107,589	$74,384
Total servicing rights	$171,106	$110,045	$171,106	$110,045

Servicing rights – SBA and Freddie Mac. The Company’s SBA and Freddie Mac multi-family servicing rights are carried at amortized cost and evaluated quarterly for impairment. The Company estimates the fair value of the SBA and Freddie Mac multi-family servicing rights carried at amortized cost using a combination of internal models and data provided by third-party valuation experts. The assumptions used in our internal models include forward prepayment rates, forward default rates, discount rates, and servicing expenses.

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

The table below presents additional information about SBA and Freddie Mac multi-family servicing rights.

	As of September 30, 2021		As of December 31, 2020
	Unpaid Principal		Unpaid Principal
(In Thousands)	Amount	Carrying Value	Amount	Carrying Value
SBA	$813,089	$21,205	$643,135	$18,764
Freddie Mac multi-family	4,043,989	42,312	1,501,998	19,059
Total	$4,857,078	$63,517	$2,145,133	$37,823

The table below presents significant assumptions used in the estimated valuation of SBA and Freddie Mac multi-family servicing rights carried at amortized cost.

	September 30, 2021				December 31, 2020
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA servicing rights
Forward prepayment rate	7.1	-	21.1%	8.3%	6.7	-	20.8%	8.5%
Forward default rate	0.0	-	10.6%	9.1%	0.0	-	10.5%	8.2%
Discount rate	9.2	-	21.0%	9.8%	4.5	-	4.5%	4.5%
Servicing expense	0.4	-	0.4%	0.4%	0.4	-	0.4%	0.4%

Freddie Mac multi-family servicing rights
Forward prepayment rate	0.0	-	5.1%	2.4%	0.1	-	5.1%	2.4%
Forward default rate	0.0	-	0.4%	0.3%	0.0	-	0.4%	0.3%
Discount rate	6.0	-	6.0%	6.0%	6.0	-	6.0%	6.0%
Servicing expense	0.1	-	0.3%	0.2%	0.2	-	0.3%	0.2%

Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The table below presents the possible impact of 10% and 20% adverse changes to key assumptions on SBA and Freddie Mac multi-family servicing rights.

(In Thousands)	September 30, 2021	December 31, 2020
SBA servicing rights
Forward prepayment rate
Impact of 10% adverse change	$(649)	$(729)
Impact of 20% adverse change	$(1,266)	$(1,420)
Default rate
Impact of 10% adverse change	$(157)	$(150)
Impact of 20% adverse change	$(312)	$(298)
Discount rate
Impact of 10% adverse change	$(720)	$(395)
Impact of 20% adverse change	$(1,394)	$(777)
Servicing expense
Impact of 10% adverse change	$(1,338)	$(1,250)
Impact of 20% adverse change	$(2,676)	$(2,501)
Freddie Mac multi-family servicing rights
Forward prepayment rate
Impact of 10% adverse change	$(202)	$(163)
Impact of 20% adverse change	$(401)	$(324)
Default rate
Impact of 10% adverse change	$(8)	$(6)
Impact of 20% adverse change	$(16)	$(13)
Discount rate
Impact of 10% adverse change	$(1,336)	$(678)
Impact of 20% adverse change	$(2,609)	$(1,324)
Servicing expense
Impact of 10% adverse change	$(2,679)	$(1,947)
Impact of 20% adverse change	$(5,359)	$(3,894)

The table below presents estimated future amortization expense for SBA and Freddie Mac multi-family servicing rights.

(In Thousands)	September 30, 2021
2021	$4,114
2022	9,292
2023	8,241
2024	7,333
2025	6,567
Thereafter	27,970
Total	$63,517

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

The table below presents additional information about residential mortgage servicing rights carried at fair value.

	September 30, 2021		December 31, 2020
(In Thousands)	Unpaid Principal Amount	Fair Value	Unpaid Principal Amount	Fair Value
Fannie Mae	$3,975,954	$37,474	$3,700,450	$27,632
Ginnie Mae	2,858,078	31,264	2,757,124	25,899
Freddie Mac	3,892,128	38,851	3,071,312	23,309
Total	$10,726,160	$107,589	$9,528,886	$76,840

The table below presents significant assumptions used in the valuation of residential mortgage servicing rights carried at fair value.

	September 30, 2021				December 31, 2020
	Range of input values			Weighted Average	Range of input values			Weighted Average
Residential mortgage servicing rights
Forward prepayment rate	10.1	-	29.4%	10.8%	12.6	-	31.4%	14.3%
Discount rate	9.0	-	11.2%	9.5%	9.1	-	11.7%	9.8%
Cost of servicing	$70	-	$85	$74	$70	-	$85	$74

Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The table below presents the possible impact of 10% and 20% adverse changes to key assumptions on the fair value of residential mortgage servicing rights.

(In Thousands)	September 30, 2021	December 31, 2020
Residential mortgage servicing rights
Prepayment rate
Impact of 10% adverse change	$(5,253)	$(5,049)
Impact of 20% adverse change	$(10,140)	$(9,701)
Discount rate
Impact of 10% adverse change	$(3,911)	$(2,601)
Impact of 20% adverse change	$(7,552)	$(5,028)
Cost of servicing
Impact of 10% adverse change	$(1,954)	$(1,469)
Impact of 20% adverse change	$(3,908)	$(2,938)

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

The table below presents the components of residential mortgage banking activities and associated variable expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Realized and unrealized gain (loss) of residential mortgage loans held for sale, at fair value	$26,346	$61,131	$86,926	$143,747
Creation of new mortgage servicing rights, net of payoffs	6,623	5,427	19,947	16,378
Loan origination fee income on residential mortgage loans	4,720	6,021	16,143	15,529
Unrealized gain (loss) on IRLCs and other derivatives	(419)	2,945	(7,647)	17,103
Residential mortgage banking activities	$37,270	$75,524	$115,369	$192,757

Variable expenses on residential mortgage banking activities	$(24,380)	$(30,918)	$(61,286)	$(87,494)

Note 11. Secured borrowings

The table below presents certain characteristics of secured borrowings.

						Carrying Value at
Lender	Asset Class	Current Maturity	Pricing	Facility Size	Pledged Assets Carrying Value	September 30, 2021	December 31, 2020
JPMorgan	Acquired loans, SBA loans	August 2022	1M L + 2.5% to 2.875%	$200,000	$61,371	$46,307	$36,604
Keybank	Freddie Mac loans	February 2022	SOFR + 1.41%	100,000	13,495	13,268	50,408
East West Bank	SBA loans	October 2022	Prime - 0.821% to + 0.00%	75,000	66,441	50,201	40,542
Credit Suisse	Acquired loans (non USD)	December 2021	Euribor + 2.50% to 3.00%	231,600	51,781	40,250	36,840
Comerica Bank	Residential loans	June 2022	1M L + 1.75%	100,000	95,254	89,793	78,312
TBK Bank	Residential loans	October 2021	Variable Pricing	150,000	118,217	116,628	123,951
Origin Bank	Residential loans	September 2022	Variable Pricing	60,000	32,985	31,840	27,450
Associated Bank	Residential loans	November 2021	1M L + 1.50%	60,000	32,012	30,631	15,556
East West Bank	Residential MSRs	September 2023	1M L + 2.50%	50,000	76,325	49,400	34,400
Credit Suisse	Purchased future receivables	October 2023	1M L + 4.50%	50,000	6,567	1,000	—
Bank of the Sierra	Real estate	August 2050	3.25% to 3.45%	22,770	32,428	22,281	22,611
Western Alliance	Residential loans	July 2022	3.75% to 4.75%	50,000	350	335	—
Total borrowings under credit facilities and other financing agreements				$1,149,370	$587,226	$491,934	$466,674
Citibank	Fixed rate, Transitional, Acquired loans	October 2021	1M L + 2.00% to 3.00%	$500,000	$142,163	$110,773	$210,735
Deutsche Bank	Fixed rate, Transitional loans	November 2021	3M L + 2.00% to 2.40%	350,000	308,636	225,974	190,567
JPMorgan	Transitional loans	November 2022	1M L + 2.00% to 2.75%	700,000	858,005	636,171	247,616
Performance Trust	Acquired loans	March 2024	1M T + 2.00%	174,000	98,071	84,419	—
Credit Suisse	Fixed rate, Transitional, Acquired loans	May 2022	1M L + 2.00% to 2.35%	500,000	252,998	184,892	—
Credit Suisse	Residential loans	December 2021	L + 3.00%	100,000	74,994	60,390	—
JPMorgan	MBS	October 2021	1.15% to 1.63%	33,338	57,770	33,338	65,407
Deutsche Bank	MBS	October 2021	2.38%	12,956	19,777	12,956	16,354
Citibank	MBS	October 2021	2.33%	48,094	83,231	48,094	58,076
RBC	MBS	October 2021	1.31% to 1.96%	62,458	93,061	62,458	38,814
CSFB	MBS	October 2021	2.40% to 2.95%	58,786	108,138	58,786	—
Various	MBS	October 2021	Variable Pricing	33,884	53,148	33,884	—
Total borrowings under repurchase agreements				$2,573,516	$2,149,992	$1,552,135	$827,569
Total secured borrowings				$3,722,886	$2,737,218	$2,044,069	$1,294,243

In the table above:

●	The current facility size for borrowings under credit facilities due to Credit Suisse is €200.0 million, but has been converted into USD for purposes of this disclosure.
●	The weighted average interest rate of borrowings under credit facilities was 2.8% and 2.8% as of September 30, 2021 and December 31, 2020, respectively.
●	The weighted average interest rate of borrowings under repurchase agreements was 2.0% and 3.3% as of September 30, 2021 and December 31, 2020, respectively.
●	The agreements governing secured borrowings require maintenance of certain financial and debt covenants. The Company received a waiver from certain financing counterparties to exclude the Paycheck Protection Program Liquidity Fund from certain covenant calculations as of September 30, 2021 and therefore was in compliance with all debt and financial covenants as of the current period ended. The Company was in compliance with all debt and financial covenants as of December 31, 2020.

The table below presents the carrying value of collateral pledged with respect to secured borrowings outstanding.

	Pledged Assets Carrying Value
(In Thousands)	September 30, 2021	December 31, 2020
Collateral pledged - borrowings under credit facilities and other financing agreements
Loans, held for sale, at fair value	$294,940	$313,844
Loans, net	176,966	159,482
Loans, held at fair value	—	73,799
Mortgage servicing rights	76,325	50,941
Purchased future receivables	6,567	—
Real estate owned, held for sale	32,428	32,948
Total	$587,226	$631,014
Collateral pledged - borrowings under repurchase agreements
Loans, net	$1,533,817	$815,603
Mortgage backed securities	99,452	72,179
Trade receivable	26,909	—
Retained interest in assets of consolidated VIEs	288,764	226,773
Loans, held for sale, at fair value	198,075	17,850
Loans, held at fair value	1,550	3,071
Real estate acquired in settlement of loans	1,425	829
Total	$2,149,992	$1,136,305
Total collateral pledged on secured borrowings	$2,737,218	$1,767,319

Note 12. Senior secured notes, convertible notes, and corporate debt, net

Senior secured notes, net

During 2017, ReadyCap Holdings, LLC, a subsidiary of the Company, issued $140.0 million in 7.50% Senior Secured Notes due 2022. On January 30, 2018, ReadyCap Holdings, LLC issued an additional $40.0 million in aggregate principal amount of 7.50% Senior Secured Notes due 2022, which have identical terms (other than issue date and issue price) to the notes issued during 2017 (collectively “the Senior Secured Notes”). The additional $40.0 million in Senior Secured Notes were priced with a yield to par call date of 6.5%. Payments of the amounts due on the Senior Secured Notes are fully and unconditionally guaranteed by the Company and its subsidiaries: Sutherland Partners L.P., Sutherland Asset I, LLC, and ReadyCap Commercial, LLC. The funds were used to fund new SBC and SBA loan originations and new SBC loan acquisitions.

On October 20, 2021, the Company redeemed all of the outstanding Senior Secured Notes in connection with the issuance of ReadyCap Holdings, LLC's 4.50% Senior Secured Notes due 2026. Refer to Note 28 - Subsequent Events for additional information.

Convertible notes, net

On August 9, 2017, the Company closed an underwritten public sale of $115.0 million aggregate principal amount of its 7.00% convertible senior notes due 2023 (the “Convertible Notes”). The Convertible Notes will mature on August 15, 2023, unless earlier repurchased, redeemed or converted. During certain periods and subject to certain conditions, the Convertible Notes will be convertible by holders into shares of the Company's common stock. As of September 30, 2021, the conversion rate was 1.6146 shares of common stock per $25 principal amount of the Convertible Notes, which equals a conversion price of approximately $15.48 per share of the Company’s common stock. Upon conversion, holders will receive, at the Company's discretion, cash, shares of the Company's common stock, or a combination thereof.

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

As of September 30, 2021, the Company was in compliance with all covenants with respect to the Convertible Notes.

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

The Company may redeem, for cash, all or any portion of the 6.20% 2026 Notes, at its option, on or after July 30, 2022 and before July 30, 2025 at a redemption price equal to 101% of the principal amount of the 6.20% 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. On or after July 30, 2025, the Company may redeem for cash all or any portion of the 6.20% 2026 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 6.20% 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company undergoes a change of control repurchase event, holders may require it to purchase the 6.20% 2026 Notes, in whole or in part, for cash at a repurchase price equal to 101% of the aggregate principal amount of the 6.20% 2026 Notes to be purchased, plus accrued and unpaid interest.

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

As of September 30, 2021, the Company was in compliance with all covenants with respect to the Corporate debt.

Junior subordinated notes

On March 19, 2021, the Company completed the ANH Merger which included the Company assuming the outstanding junior subordinated notes (“Junior subordinated notes”) issued to ANH. On March 15, 2005 ANH issued $37.38 million of junior subordinated notes to a newly formed statutory trust, Anworth Capital Trust I, organized by ANH under Delaware law. The trust issued $36.25 million in trust preferred securities, of which $15 million were for I-A notes and $21.25 million for I-B notes, to unrelated third party investors. Both the junior subordinated notes and the trust preferred securities require quarterly payments and bear interest at the prevailing three-month LIBOR rate plus 3.10%, reset quarterly. Both the junior subordinated notes and the trust preferred securities will mature in 2035 and are currently redeemable, at our option, in whole or in part, without penalty. ANH used the net proceeds of this issuance to invest in Agency MBS. In accordance with ASC 810-10, Anworth Capital Trust I does not meet the requirements for consolidation.

The Debt ATM Agreement

On May 20, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”), pursuant to which the Company may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”) (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. During the three months ended September 30, 2021, the Company did not sell any amount of the 6.20% 2026 Notes or the 5.75% 2026 Notes through the Debt ATM Program.

The table below presents information about our senior secured notes, convertible notes, and corporate debt.

(in thousands, except rates)	Coupon Rate	Maturity Date	September 30, 2021
Senior secured notes principal amount(1)	7.50%	2/15/2022	$180,000
Unamortized premium - Senior secured notes			294
Unamortized deferred financing costs - Senior secured notes			(380)
Total Senior secured notes, net			$179,914
Convertible notes principal amount (2)	7.00%	8/15/2023	115,000
Unamortized discount - Convertible notes (3)			(748)
Unamortized deferred financing costs - Convertible notes			(1,286)
Total Convertible notes, net			$112,966
Corporate debt principal amount(4)	6.20%	7/30/2026	104,250
Corporate debt principal amount(5)	5.75%	2/15/2026	201,250
Unamortized discount - corporate debt			(4,531)
Unamortized deferred financing costs - corporate debt			(3,244)
Junior subordinated notes principal amount(6)	3M + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(7)	3M + 3.10%	4/30/2035	21,250
Total corporate debt, net			$333,975
Total carrying amount of debt			$626,855
Total carrying amount of conversion option of equity components recorded in equity			$748
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
(5) Interest on the corporate debt is payable January 30, April 30, July 30, and October 30 of each year, beginning on April 30, 2021.
(6) Interest on the Junior subordinated notes I-A payable March 30, June 30, September 30, and December 30 of each year.
(7) Interest on the Junior subordinated notes I-B payable January 30, April 30, July 30, and October 30 of each year.

The table below presents the contractual maturities for our senior secured notes, convertible notes, and corporate debt.

(In Thousands)	September 30, 2021
2021	$—
2022	180,000
2023	115,000
2024	—
2025	—
Thereafter	341,750
Total contractual amounts	$636,750
Unamortized deferred financing costs, discounts, and premiums, net	(9,895)
Total carrying amount of debt	$626,855

Note 13. Guaranteed loan financing

Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment in the consolidated balance sheets and the portion sold is recorded as guaranteed loan financing in the liabilities section of the consolidated balance sheets. For these partial loan sales, the interest earned on the entire loan balance is recorded as interest income and the interest earned by the buyer in the partial loan sale is recorded within interest expense in the accompanying consolidated statements of income. Guaranteed loan financings are secured by loans of $349.8 million and $403.0 million as of September 30, 2021 and December 31, 2020, respectively.

The table below presents guaranteed loan financing and the related interest rates and maturity dates.

	Weighted Average	Range of	Range of
(In Thousands)	Interest Rate	Interest Rates	Maturities (Years)	Ending Balance
September 30, 2021	3.78%	0.99-6.50%	2021-2044	$348,774
December 31, 2020	3.76%	0.99-6.50%	2021-2044	$401,705

The table below presents the contractual maturities of our guaranteed loan financing.

(In Thousands)	September 30, 2021
2021	$6
2022	883
2023	1,182
2024	2,036
2025	2,924
Thereafter	341,743
Total	$348,774

Note 14. Variable interest entities and securitization activities

In the normal course of business, we enter into certain types of transactions with entities that are considered to be VIEs. Our primary involvement with VIEs has been related to our securitization transactions in which we transfer assets to securitization vehicles, most notably trusts. We primarily securitize our acquired and originated loans, which provides a source of funding and has enabled us to transfer a certain portion of economic risk on loans or related debt securities to third parties. We also transfer originated loans to securitization trusts sponsored by third parties, most notably Freddie Mac. Third-party securitizations are securitization entities in which we maintain an economic interest but do not sponsor. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE. The majority of the VIE activity in which we are involved in are consolidated within our financial statements. Refer to Note 3 – Summary of Significant Accounting Policies for a discussion of our accounting policies applied to the consolidation of the VIE and transfer of the loans in connection with the securitization.

Securitization-related VIEs

Company sponsored securitizations. In a securitization transaction, assets are transferred to a trust, which generally meets the definition of a VIE. Our primary securitization activity is in the form of SBC and SBA loan securitizations, conducted through securitization trusts, which we typically consolidate, as we are the primary beneficiary.

As a result of the consolidation, the securitization is viewed as a loan financing to enable the creation of the senior security and ultimately, sale to a third-party investor. As such, the senior security is presented in the consolidated balance sheets as securitized debt obligations of consolidated VIEs. The third-party beneficial interest holders in the VIE have no recourse against the Company, with the exception of an obligation to repurchase assets from the VIE in the event that certain representations and warranties in relation to the loans sold to the VIE are breached. In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

The consolidation of securitization transactions includes the senior securities issued to third parties which are shown as securitized debt obligations of consolidated VIEs in the consolidated balance sheets. The table below presents additional information on the Company’s securitized debt obligations.

	September 30, 2021			December 31, 2020
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(In Thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
Waterfall Victoria Mortgage Trust 2011-SBC2	$—	$—	—%	$4,055	$4,055	5.5%
ReadyCap Lending Small Business Trust 2019-2	85,082	83,924	2.6	103,030	101,468	3.1
Sutherland Commercial Mortgage Trust 2017-SBC6	19,524	19,224	3.9	27,035	26,555	3.6
Sutherland Commercial Mortgage Trust 2018-SBC7	—	—	—	79,302	78,168	4.7
Sutherland Commercial Mortgage Trust 2019-SBC8	153,755	151,470	2.9	178,911	176,307	2.9
Sutherland Commercial Mortgage Trust 2020-SBC9	106,553	104,465	4.1	131,729	129,014	3.8
Sutherland Commercial Mortgage Trust 2021-SBC10	169,007	166,566	1.6	—	—	—
ReadyCap Commercial Mortgage Trust 2014-1	8,300	8,283	5.7	10,880	10,858	5.8
ReadyCap Commercial Mortgage Trust 2015-2	22,530	20,680	5.2	45,075	35,183	4.8
ReadyCap Commercial Mortgage Trust 2016-3	19,376	18,490	5.0	26,371	25,286	4.7
ReadyCap Commercial Mortgage Trust 2018-4	88,496	85,734	4.1	94,273	91,098	4.0
ReadyCap Commercial Mortgage Trust 2019-5	177,177	169,507	4.3	229,232	220,605	4.2
ReadyCap Commercial Mortgage Trust 2019-6	320,674	314,884	3.2	359,266	348,773	3.2
Ready Capital Mortgage Financing 2018-FL2	—	—	—	48,979	48,975	2.4
Ready Capital Mortgage Financing 2019-FL3	138,231	137,988	1.7	229,440	227,950	2.0
Ready Capital Mortgage Financing 2020-FL4	324,208	320,401	3.0	324,219	318,385	3.1
Ready Capital Mortgage Financing 2021-FL5	510,955	505,184	1.5	—	—	—
Ready Capital Mortgage Financing 2021-FL6	543,223	535,590	1.3	—	—	—
Total	$2,687,091	$2,642,390	2.4%	$1,891,797	$1,842,680	3.3%

The table above excludes non-company sponsored securitized debt obligations of $33.9 million and $63.1 million that are consolidated in the consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.

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

Third-party sponsored securitizations. For third-party sponsored securitizations, we determined that we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact the economic performance of these entities. Specifically, we do not manage these entities or otherwise solely hold decision making powers that are significant, which include special servicing decisions. As a result of this assessment, we do not consolidate any of the underlying assets and liabilities of these trusts and only account for our specific interests in them.

Other VIEs

Other VIEs include a variable interest that we hold in an acquired joint venture investment that we account for as an equity method investment. We do not consolidate these entities as we do not have the power to direct the activities that most significantly impact their economic performance therefore, we only account for our specific interest in them.

Assets and liabilities of consolidated VIEs

The table below presents securitized assets and liabilities of consolidated VIEs.

(In Thousands)	September 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$4	$20
Restricted cash	22,353	13,790
Loans, net	3,395,775	2,472,807
Real estate owned, held for sale	2,778	4,456
Other assets	17,513	27,670
Total assets	$3,438,423	$2,518,743
Liabilities:
Securitized debt obligations of consolidated VIEs, net	2,676,265	1,905,749
Total liabilities	$2,676,265	$1,905,749

Assets of unconsolidated VIEs

The table below reflects our variable interests in identified VIEs, of which we are not the primary beneficiary.

	Carrying Amount		Maximum Exposure to Loss (1)
(In Thousands)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Mortgage backed securities, at fair value(2)	$83,398	$80,690	$83,398	$80,690
Investment in unconsolidated joint ventures	22,635	28,290	22,635	28,290
Total assets in unconsolidated VIEs	$106,033	$108,980	$106,033	$108,980
(1) Maximum exposure to loss is limited to the greater of the fair value or carrying value of the assets as of the consolidated balance sheet date.
(2) Retained interest in Freddie Mac and other third party sponsored securitizations.

Note 15. Interest income and interest expense

Interest income and expense are recorded in the consolidated statements of income and classified based on the nature of the underlying asset or liability. The table below presents the components of interest income and expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Interest income
Loans
Originated transitional loans	$41,287	$21,366	$98,874	$65,953
Originated SBC loans	12,041	12,784	36,794	42,712
Acquired loans	14,710	13,611	41,892	42,938
Acquired SBA 7(a) loans	4,665	4,014	14,129	14,165
Originated SBA 7(a) loans	5,394	4,413	14,248	15,153
Originated SBC loans, at fair value	268	639	746	1,470
Originated residential agency loans	27	40	106	89
Total loans (1)	$78,392	$56,867	$206,789	$182,480
Held for sale, at fair value, loans
Originated residential agency loans	$3,221	$2,178	$8,503	$5,376
Originated Freddie loans	653	221	1,985	911
Acquired loans	372	39	376	166
Total loans, held for sale, at fair value (1)	$4,246	$2,438	$10,864	$6,453
Paycheck Protection Program loans
Paycheck Protection Program loans	$18,716	$—	51,380	$—
Paycheck Protection Program loans, at fair value	(36)	302	547	496
Total Paycheck Protection Program loans	$18,680	$302	$51,927	$496
Mortgage backed securities, at fair value	$3,818	$1,467	$11,974	$4,397
Total interest income	$105,136	$61,074	$281,554	$193,826
Interest expense
Secured borrowings	$(14,048)	$(9,898)	$(49,687)	$(36,196)
Paycheck Protection Program Liquidity Facility borrowings	(2,258)	(51)	(4,137)	(51)
Securitized debt obligations of consolidated VIEs	(19,490)	(21,351)	(60,004)	(58,196)
Guaranteed loan financing	(3,472)	(4,110)	(10,595)	(14,506)
Senior secured note	(3,465)	(3,466)	(10,380)	(10,407)
Convertible note	(2,188)	(2,188)	(6,564)	(6,564)
Corporate debt	(5,215)	(2,759)	(14,945)	(8,242)
Total interest expense	$(50,136)	$(43,823)	$(156,312)	$(134,162)
Net interest income before provision for loan losses	$55,000	$17,251	$125,242	$59,664
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

For derivative instruments where the Company has not elected hedge accounting, fair value adjustments are made and recorded in earnings. The fair value adjustments for interest rate swaps and CDS, along with the related interest income, interest expense and gains (losses) on termination of such instruments, are reported as a net realized gain on financial instruments in the consolidated statements of income. The fair value adjustments for IRLCs, along with the related interest income, interest expense and gains (losses) on termination of such instruments, are reported in residential mortgage banking activities in the consolidated statements of income.

As described in Note 3, for qualifying cash flow hedges, the change in the fair value of derivatives is recorded in OCI and recognized in the consolidated statements of income. Derivative movements impacting earnings are recognized on a consistent basis with the classification of the hedged item, primarily interest expense. The ineffective portions of the cash flow hedges are immediately recognized in earnings.

The table below presents average notional derivative amounts, as this is the most relevant measure of volume, and derivative assets and liability by type.

		As of September 30, 2021			As of December 31, 2020

		Notional	Derivative	Derivative	Notional	Derivative	Derivative
(In Thousands)	Primary Underlying Risk	Amount	Asset	Liability	Amount	Asset	Liability
Interest rate lock commitments	Interest rate risk	$443,211	$2,360	$—	$614,358	$16,363	$—
Interest Rate Swaps - not designated as hedges	Interest rate risk	447,548	981	—	160,801	—	(952)
Interest Rate Swaps - designated as hedges	Interest rate risk	—	—	—	132,325	—	(5,701)
TBA Agency Securities	Interest rate risk	472,500	2,352	—	565,000	—	(4,004)
Credit Default Swaps	Credit risk	—	—	—	15,000	—	(174)
FX forwards	Foreign exchange rate risk	27,862	487	—	3,866	—	(773)
Total		$1,391,121	$6,180	$—	$1,491,350	$16,363	$(11,604)

The table below presents gains and losses on derivatives.

	Net Realized	Net Unrealized	Net Realized	Net Unrealized
(In Thousands)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
Credit default swaps	$(286)	$301	$(286)	$322
Interest rate swaps	(1,419)	4,126	(7,198)	12,596
TBA Agency Securities	—	3,351	—	6,356
Interest rate lock commitments	—	(3,769)	—	(14,003)
FX forwards	634	17	276	1,260
Total	$(1,071)	$4,026	$(7,208)	$6,531
	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
Credit default swaps	$—	$(2)	$—	$59
Interest rate swaps	(1,189)	1,310	(2,185)	(9,194)
Residential mortgage banking activities interest rate swaps	—	957	—	(1,148)
Interest rate lock commitments	—	1,988	—	18,251
FX forwards	(593)	(98)	(302)	(196)
Total	$(1,782)	$4,155	$(2,487)	$7,772

In the table above:

●	Gains (losses) on credit default swaps, interest rate swaps and FX forwards are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of income.
●	For qualifying hedges of interest rate risk on interest rate swaps, the effective portion relating to the unrealized gain (loss) on derivatives are recorded in accumulated other comprehensive income (loss).
●	Gains (losses) on residential mortgage banking activities interest rate swaps and interest rate lock commitments are recorded in residential mortgage banking activities in the consolidated statements of income.

The table below summarizes the gains and losses on derivatives which have qualified for hedge accounting.

(In Thousands)	Derivatives - effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives- effective portion recorded in OCI	Total change in OCI for period
Interest rate hedges- forecasted transactions:
Three Months Ended September 30, 2021	$(264)	$—	$(264)	$(43)	$221
Three Months Ended September 30, 2020	$(371)	$—	$(371)	$300	$671
Nine Months Ended September 30, 2021	$(874)	$—	$(874)	$1,449	$2,323
Nine Months Ended September 30, 2020	$(1,104)	$(1,694)	$(2,798)	$(5,276)	$(2,478)

In the table above:

●	Forecasted transactions on interest rates consists of benchmark interest rate hedges of LIBOR-indexed floating-rate liabilities.
●	Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.
●	Amounts recorded in OCI for the period represents after tax amounts.

Note 17. Real estate owned, held for sale

The table below presents details on our real estate owned, held for sale portfolio.

(In Thousands)	September 30, 2021	December 31, 2020
Acquired ORM Portfolio:
Retail	$18,401	$18,700
Mixed Use	14,023	14,248
Land	6,318	7,256
Lodging/Residential	3,230	3,230
Total Acquired ORM REO	$41,972	$43,434
Other REO held for sale:
Single Family	$25,400	$—
Retail	3,129	660
Office	—	829
SBA	142	425
Total Other REO	$28,671	$1,914
Total real estate owned, held for sale	$70,643	$45,348

In the table above,

●	Other REO excludes $2.8 million as of September 30, 2021 and $4.5 million as of December 30, 2020 of real estate owned, held for sale within consolidated VIEs.
●	Acquired ORM REO relates to assets acquired through a merger in March 2019 with Owens Realty Mortgage, Inc. (“ORM”).

Note 18. Agreements and transactions with related parties

Management Agreement

The Company has entered into a management agreement with our Manager (the “Management Agreement”), which describes the services to be provided to us by our Manager and, compensation for such services. Our Manager is responsible for managing the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors.

Management fee. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee calculated and payable quarterly in arrears equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement) up to $500 million and 1.00% per annum of stockholders’ equity in excess of $500 million. Concurrently with entering into the Merger Agreement, we, our operating partnership and our Manager entered into an Amendment which provides that, contingent upon the closing of the Merger, the Manager’s base management fee will be reduced by the Temporary Fee Reduction. Other than the Temporary Fee Reduction set forth in the Amendment, the terms of the Management Agreement remain the same. Refer to Note 1 – Organization for a more detailed description of the Management Agreement terms.

The table below presents the management fee payable to our Manager.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Management fee - total	$2.7 million	$2.7 million	$8.1 million	$7.9 million
Management fee - amount unpaid	$2.7 million	$2.7 million	$2.7 million	$2.7 million

Incentive distribution. Our Manager is entitled to an incentive distribution in an amount equal to the product of (i) 15% and (ii) the excess of (a) distributable earnings (which is referred to as core earnings in the partnership agreement or the operating partnership) on a rolling four-quarter basis over (b) an amount equal to 8.00% per annum multiplied by the weighted average of the issue price per share of the common stock or OP units multiplied by the weighted average number of shares of common stock outstanding, provided that distributable earnings over the prior twelve calendar quarters is greater than zero. For purposes of determining the incentive distribution payable to our Manager, distributable earnings is defined under the partnership agreement of the operating partnership in a manner that is similar to the definition of Distributable Earnings described below under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” included in this quarterly report on Form 10-Q but with the following additional adjustments which (i) further exclude: (a) the incentive distribution, (b) non-cash equity compensation expense, if any, (c) unrealized gains or losses on SBC loans (not just MBS and MSRs), (d)  depreciation and amortization (to the extent we foreclose on any property), and (e) one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of the independent directors and (ii) add back any realized gains or losses on the sales of MBS and on discontinued operations which were excluded from the definition of distributable earnings described under "Non-GAAP Financial Measures".

The table below presents the incentive fee payable to our Manager.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Incentive fee distribution - total	$2.8 million	$1.1 million	$3.1 million	$4.6 million
Incentive fee distribution - amount unpaid	$2.8 million	$1.1 million	$2.8 million	$1.1 million

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

The table below presents reimbursable expenses payable to our Manager.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reimbursable expenses payable to our Manager - total	$1.5 million	$0.8 million	$7.0 million	$2.8 million
Reimbursable expenses payable to our Manager - amount unpaid	$1.0 million	$1.0 million	$1.0 million	$1.0 million

Other. During September 2021, the Company acquired $6.3 million of interest in unconsolidated joint ventures from a fund which is managed by an affiliate of our Manager.

Note 19. Other assets and other liabilities

The table below presents the composition of other assets and other liabilities.

(In Thousands)	September 30, 2021	December 31, 2020
Other assets:
Deferred tax asset	$18,396	$18,396
Deferred loan exit fees	22,006	13,940
Accrued interest	25,194	12,656
Goodwill	31,389	11,206
Due from servicers	12,784	11,171
Right-of-use lease asset	2,685	3,172
Intangible assets	15,255	6,986
Deferred financing costs	3,071	2,612
PPP fee receivable	494	18
Other assets	65,553	9,346
Other assets	$196,827	$89,503
Accounts payable and other accrued liabilities:
Deferred tax liability	$16,839	$16,839
Accrued salaries, wages and commissions	48,193	35,724
Accrued interest payable	19,712	19,695
Servicing principal and interest payable	14,067	7,318
Repair and denial reserve	15,608	9,557
Payable to related parties	5,578	4,088
Accrued professional fees	4,067	1,365
Lease payable	3,607	3,670
Deferred LSP revenue	425	10,700
Accrued PPP related costs	24,456	498
Other liabilities	36,642	26,201
Total accounts payable and other accrued liabilities	$189,194	$135,655

As of September 30, 2021, other assets includes $46.6 million of trade settlement receivables from sales of non-agency bonds in relation to ANH.

Intangible assets

The table below presents information on our intangible assets.

z
(In Thousands)	September 30, 2021	December 31, 2020	Estimated Useful Life
Customer Relationships - Red Stone	$6,740	$—	19 years
Internally developed software - Knight Capital	2,586	3,061	6 years
Trade name – Red Stone	2,500	—	Indefinite life
SBA license	1,000	1,000	Indefinite life
Broker network - Knight Capital	689	889	4.5 years
Favorable lease	672	768	12 years
Trade name - Knight Capital	599	709	6 years
Trade name - GMFS	469	559	15 years
Total intangible assets	$15,255	$6,986

The amortization expense related to our intangible assets was $0.4 million for the three months ended September 30, 2021 and $0.3 million for the three months ended September 30, 2020. The amortization expense related to our intangible assets for both the nine months ended September 30, 2021 and 2020 was $1.0 million. Such amounts are recorded as other operating expenses in the consolidated statements of income.

The table below presents accumulated amortization for finite-lived intangible assets.

(In Thousands)	September 30, 2021
Internally developed software - Knight Capital	$1,214
Favorable lease	808
Trade name - GMFS	754
Broker network - Knight Capital	511
Trade name - Knight Capital	281
Customer Relationships – Red Stone	60
Total accumulated amortization	$3,628

The table below presents amortization expense related to finite-lived intangible assets for the subsequent five years.

(In Thousands)	September 30, 2021
2021	$413
2022	1,626
2023	1,599
2024	1,390
2025	1,144
Thereafter	5,583
Total	$11,755

Loan indemnification reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other accrued liabilities in the Company's consolidated balance sheets and the provision for loan indemnification losses is included in variable expenses on residential mortgage banking activities, in the Company's consolidated statements of income. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demand, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability. As of September 30, 2021 and December 31, 2020, the loan indemnification reserve was $4.3 million and $4.1 million, respectively.

Due to the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. As of September 30, 2021 and December 31, 2020, the reasonably possible loss above the recorded loan indemnification reserve was not material.

Note 20. Other income and operating expenses

Paycheck Protection Program

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act” or “Round 1”), signed into law on March 27, 2020, and the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the “Economic Aid Act” or “Round 2”), signed into law on December 27, 2020, established and extended the PPP, respectively. Both the CARES Act and the Economic Aid Act, among other things, provide certain measures to support individuals and businesses in maintaining solvency through monetary relief in the form of financing and loan forgiveness and/or forbearance. The primary catalyst of small business stimulus is the PPP, an SBA loan that temporarily supports businesses to retain their workforce and cover certain operating expenses during the COVID-19 pandemic. Furthermore, the PPP includes a 100% guarantee from the federal government and principal forgiveness for borrowers if the funds are used for defined purposes.

The Company has participated in the PPP as both direct lender and service provider. Under the CARES Act, we originated $109.5 million of PPP loans and were a Lender Service Provider (“LSP”) for $2.5 billion of PPP loans. For our originations as direct lender, we elected the fair value option and thus, classified the loans as held at fair value on our consolidated balance sheets. Fees totaling $5.2 million were recognized in the period of origination. For loans processed under the LSP, we were obligated to perform certain services including: 1) assistance and services to the third-party in the underwriting, marketing, processing and funding of loans, 2) processing forgiveness of the loans with the SBA and 3) servicing and management of subsequently resulting PPP loan portfolios. Such loans are not carried on our consolidated balance sheet and fees totaling $43.3 million were recognized as services were performed. Unrecognized fees as of September 30, 2021 were $0.4 million. Expenses related to PPP loans under the CARES Act are recognized in the period in which they are incurred.

The table below presents details about the Company’s assets and liabilities related to its PPP activities.

(In Thousands)	September 30, 2021
Assets
Paycheck Protection Program loans	$1,774,953
Paycheck Protection Program loans, at fair value	9,873
PPP fee receivable	493
Accrued interest receivable	9,666
Total PPP related assets	$1,794,985
Liabilities
Paycheck Protection Program Liquidity Facility borrowings	$1,945,883
Interest payable	2,567
Deferred LSP revenue	425
Accrued PPP related costs	24,457
Payable to third parties	1,438
Repair and denial reserve	8,890
Total PPP related liabilities	$1,983,660

In the table above,

●	Originations of PPP loans under the Economic Aid Act were $2.2 billion. These loans are classified as held-for-investment and are accounted for under ASC 310-10, Receivables.
●	Total net fees of $104.0 million are deferred over the expected life of the loans and will be recognized as interest income.
●	As of September 30, 2021, PPPLF borrowings exceed PPP loans on the balance sheet due to net fees of $82.9 million. In addition, PPP loans are forgiven before the related PPPLF borrowings are repaid. These proceeds are unrestricted and held in cash and cash equivalents on the consolidated balance sheet.

The table below presents details about the Company’s income and expenses related to its pre-tax PPP activities.

	Three Months Ended September 30,		Nine Months Ended September 30,		Financial statement account
(In Thousands)	2021	2020	2021	2020
Income
LSP origination fees	$—	$1,652	$—	$27,768	Other income
PPP processing fees	—	7	—	5,162	Other income
LSP fee income	417	1,700	10,275	2,553	Servicing income
Interest income	18,680	302	51,927	496	Interest income
Total PPP related income	$19,097	$3,661	$62,202	$35,979
Expense
Direct operating expenses	$(25)	$125	$8,193	$5,650	Other operating expenses
Repair and denial reserve	196	111	5,585	2,430	Other income
Interest expense	1,196	687	13,818	2,089	Interest expense
Total PPP related expenses (direct)	$1,367	$923	$27,596	$10,169
Net PPP related income	$17,730	$2,738	$34,606	$25,810

Other income and expenses

The table below presents details the composition of other income and operating expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Other income:
Origination income	$2,794	$3,144	$6,297	$39,256
Change in repair and denial reserve	45	316	(6,108)	(2,199)
Other	2,835	1,036	5,368	3,106
Total other income	$5,674	$4,496	$5,557	$40,163
Other operating expenses:
Origination costs	$4,041	$2,717	$20,069	$15,172
Technology expense	2,058	1,650	5,968	4,973
Impairment on real estate	184	—	1,462	3,075
Rent and property tax expense	1,538	1,545	4,967	3,929
Recruiting, training and travel expense	297	254	1,126	1,113
Marketing expense	1,121	400	2,306	1,331
Loan acquisition costs	115	353	449	806
Financing costs on purchased future receivables	31	63	87	1,476
Other	3,541	3,466	9,166	10,052
Total other operating expenses	$12,926	$10,448	$45,600	$41,927

Note 21. Redeemable Preferred Stock and Stockholders’ Equity

Common stock dividends

The table below presents dividends declared by the board of directors on common stock during the last twelve months.

Declaration Date	Record Date	Payment Date	Dividend per Share
September 16, 2020	September 30, 2020	October 30, 2020	$0.30
December 14, 2020	December 31, 2020	January 29, 2021	$0.35
March 1, 2021	March 15, 2021	March 18, 2021	$0.30
March 24, 2021	April 5, 2021	April 30, 2021	$0.10
June 14, 2021	June 30, 2021	July 30, 2021	$0.42
September 15, 2021	September 30, 2021	October 29, 2021	$0.42

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

The table below summarizes RSU and RSA activity.

	Restricted Stock Awards
(In Thousands, except share data)	Number of Shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, December 31, 2020	872,079	$13,737	$15.75
Granted	185,586	2,379	12.82
Vested	(115,604)	(1,801)	15.58
Canceled	(1,547)	(21)	13.50
Outstanding, March 31, 2021	940,514	$14,294	$15.20
Granted	10,636	149	14.03
Vested	(9,723)	(126)	12.99
Outstanding, June 30, 2021	941,427	$14,317	$15.21
Granted	154,825	2,343	15.14
Vested	(36,015)	(526)	14.61
Canceled	(1,421)	(20)	14.26
Outstanding, September 30, 2021	1,058,816	$16,114	$15.22

The Company recognized $1.8 million and $5.2 million for the three and nine months ended September 30, 2021, respectively, and $1.5 million and $4.4 million for the three and nine months ended September 30, 2020, respectively, of non-cash compensation expense related to its stock-based incentive plan in our consolidated statements of income.

As of September 30, 2021 and December 31, 2020, approximately $16.1 million and $13.7 million, respectively, of non-cash compensation expense related to unvested awards had not yet been charged to net income. These costs are expected to be amortized into compensation expense ratably over the course of the remaining vesting periods.

Performance-based equity awards

In February 2021, the Company granted, to certain key employees, 61,895 shares of performance-based equity awards which are allocated 50% to awards that vest based on absolute total shareholder return (“TSR”) for the three-year forward-looking period ending December 31, 2023 and 50% to awards that vest based on TSR for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the absolute and relative TSR achieved during the vesting period, the actual number of shares that the key employees receive at the end of the period may range from 0% to 300% of the target shares granted.

The fair value of the performance-based equity awards granted is recorded as compensation expense and will cliff vest at the end of the vesting period on December 31, 2023, with an offsetting increase in stockholders’ equity.

Preferred Stock

In the event of a liquidation or dissolution of the Company, any outstanding preferred stock ranks senior to the outstanding common stock with respect to payment of dividends and the distribution of assets.

We classify Series C Cumulative Convertible Preferred Stock, or Series C Preferred Stock, on our balance sheets using the guidance in ASC 480‑10‑S99. Our Series C Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As redemption under these circumstances is not solely within our control, we have classified our Series C Preferred Stock as temporary equity. We have analyzed whether the conversion features should be bifurcated under the guidance in ASC 815‑10 and have determined that bifurcation is not necessary.

The table below presents details on preferred equity by series.

			Preferential Cash Dividends			Carrying Value (in thousands)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference	Rate per Annum	Annual Dividend (per share)	September 30, 2021
C	335	0.0001	$ 25.00	6.25%	$ 1.56	$8,361
E	4,600	0.0001	$ 25.00	6.50%	$ 1.63	$111,378

In the table above,

●	Shareholders are entitled to receive dividends, when and as authorized by the Company's Board, out of funds legally available for the payment of dividends. Dividends for Series C preferred stock are payable quarterly on the 15th day of January, April, July and October of each year or if not a business day, the next succeeding business day. Dividends for Series E preferred stock are payable quarterly on or about the last day of each January, April, July and October of each year. Any dividend payable on the preferred stock for any partial dividend period will be computed on the basis of a 360- day year consisting of twelve 30-day months. Dividends will be payable in arrears to holders of record as they appear on the Company’s records at the close of business on the last day of each of March, June, September and December, as the case may be, immediately preceding the applicable dividend payment date.
●	The Company declared dividends of $0.1 million and $1.9 million of its Series C and E Cumulative preferred stock during the three months ended September 30, 2021. The dividends are payable on October 15, 2021 for Series C preferred stock and on November 1, 2021 for Series E preferred stock to the Preferred Stock Shareholders of record as of the close of business on September 30, 2021.
●	The Company may, at its option, redeem the Series E Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Series E Preferred Stock is not redeemable prior to June 10, 2026, except under certain conditions.

Equity ATM Program

On July 9, 2021, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with JMP Securities LLC, (the “Sales Agent”), pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $150 million, through the Sales Agent either as agent or principal, as defined in Rule 415 under the Securities (the “Equity ATM Program”). As of September 30, 2021, the Company sold 1.7 million shares of common stock at an average price of $15.27 per share through the Equity ATM Program.

Note 22. Earnings per Share of Common Stock

The table below provides information on the basic and diluted earnings per share computations, including the number of shares of common stock used for purposes of these computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except for share and per share amounts)	2021	2020	2021	2020
Basic Earnings
Net income (loss)	$46,535	$35,363	$106,386	$18,510
Less: Income (loss) attributable to non-controlling interest	756	805	1,859	551
Less: Income attributable to participating shares	2,444	339	6,717	1,087
Basic earnings	$43,335	$34,219	$97,810	$16,872

Diluted Earnings
Net income (loss)	$46,535	$35,363	$106,386	$18,510
Less: Income (loss) attributable to non-controlling interest	756	805	1,859	551
Less: Income attributable to participating shares	2,444	339	6,717	1,087
Diluted earnings	$43,335	$34,219	$97,810	$16,872

Number of Shares
Basic — Average shares outstanding	71,618,168	54,626,995	66,606,749	53,534,497
Effect of dilutive securities — Unvested participating shares	169,061	77,616	162,169	77,616
Diluted — Average shares outstanding	71,787,228	54,704,611	66,768,918	53,612,113

Earnings Per Share Attributable to RC Common Stockholders:
Basic	$0.61	$0.63	$1.47	$0.32
Diluted	$0.60	$0.63	$1.46	$0.31

In the table above, participating unvested RSUs were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

There are potential shares of common stock contingently issuable upon the conversion of the Convertible Notes in the future. The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash. Based on this assessment, the Company determined that it would be appropriate to apply a method similar to the treasury stock method, such that contingently issuable common stock is assessed quarterly along with our other potentially dilutive instruments. In order to compute the dilutive effect, the number of shares included in the denominator of diluted EPS is determined by dividing the “conversion spread value” of the share-settled portion (value above accreted value of face value and interest component) of the instrument by the share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the bond upon an assumed conversion. As of September 30, 2021, the conversion spread value is currently zero, since the closing price of our common stock does not exceed the conversion rate (strike price) and is “out-of-the-money”, resulting in no impact on diluted EPS.

Certain investors own OP units in our operating partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the operating partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company's equity is increased. As of September 30, 2021 and December 31, 2020, the non-controlling interest OP unit holders owned 1,175,205 OP units.

Note 23. Offsetting assets and liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default, including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of September 30, 2021 and December 31, 2020, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

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

In accordance with ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, the Company is required to disclose the impact of offsetting of assets and liabilities represented in the consolidated balance sheets to enable users of the consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to offset, and (d) the Company’s right of offset is enforceable at law. As of September 30, 2021 and December 31, 2020, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the consolidated balances sheets.

The table below presents the gross fair value of derivative contracts by product type and secured borrowings, the amount of netting reflected in the consolidated balance sheets, as well as amount not offset in the consolidated balance sheets as they do not meet the enforceable credit support criteria for netting under U.S. GAAP.

				Gross amounts not offset in the Consolidated Balance Sheets(1)
(in thousands)	Gross amounts of Assets / Liabilities	Gross amounts offset	Balance in Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received / Paid	Net Amount
September 30, 2021
Assets
Interest rate lock commitments	$2,360	$—	$2,360	$—	$—	$2,360
FX forwards	487	—	487	—	—	487
TBA Agency Securities	2,405	53	2,352	—	—	2,352
Interest rate swaps	4,033	3,052	981	—	—	981
Total	$9,285	$3,105	$6,180	$—	$—	$6,180
Liabilities
Interest rate swaps	$5,610	$5,610	$—	$—	$—	$—
TBA Agency Securities	53	53	—	—	—	—
Secured borrowings	2,044,069	—	2,044,069	2,044,069	—	—
Paycheck Protection Program Liquidity Facility	1,945,883	—	1,945,883	1,780,445	—	165,438
Total	$3,995,615	$5,663	$3,989,952	$3,824,514	$—	$165,438
December 31, 2020
Assets
Interest rate lock commitments	$16,363	$—	$16,363	$—	$—	$16,363
Total	$16,363	$—	$16,363	$—	$—	$16,363
Liabilities
Interest rate swaps	$11,670	$5,017	$6,653	$—	$6,653	$—
TBA Agency Securities	174	—	174	—	174	—
Credit default swaps	4,004	—	4,004	—	—	4,004
FX forwards	773		773	—	—	773
Secured borrowings	1,294,243	—	1,294,243	1,294,243	—	—
Paycheck Protection Program Liquidity Facility	76,276	—	76,276	76,276	—	—
Total	$1,387,140	$5,017	$1,382,123	$1,370,519	$6,827	$4,777
(1)	Amounts presented in these columns are limited in total to the net amount of assets or liabilities presented in the prior column by instrument. In certain cases, there is excess cash collateral or financial assets we have pledged to a counterparty that exceed the financial liabilities subject to a master netting repurchase arrangement or similar agreement. Additionally, in certain cases, counterparties may have pledged excess cash collateral to us that exceeds our corresponding financial assets. In each case, any of these excess amounts are excluded from the table although they are separately reported in our consolidated balance sheets as assets or liabilities, respectively.

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

Unfunded Loan Commitments

The table below presents unfunded loan commitments for SBC loans.

(In Thousands)	September 30, 2021	December 31, 2020
Loans, net	$421,908	$285,389
Loans, held for sale at fair value	$17,358	$7,809

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

The table below presents commitments to originate residential agency loans.

(In Thousands)	September 30, 2021	December 31, 2020
Commitments to originate residential agency loans	$454,917	$575,600

Note 26. Income Taxes

The Company is a REIT pursuant to Internal Revenue Code Section 856. Our qualification as a REIT depends on our ability to meet various requirements imposed by the Internal Revenue Code, which relate to our organizational structure, diversity of stock ownership and certain requirements with regard to the nature of our assets and the sources of our income. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four taxable years. As of September 30, 2021 and December 31, 2020, we are in compliance with all REIT requirements.

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

During 2020, the CARES Act and the Consolidated Appropriations Act of 2021 (the “CAA”) were signed into law. Among other things, the provisions of these laws relate to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, and technical corrections to tax depreciation methods for qualified improvement property. As of September 30, 2021 and December 31, 2020, we have recognized a benefit of $2.7 million due to changes in net operating loss carryback provisions which allow net operating losses from tax years beginning in 2018, 2019, or 2020 to be carried back for five years. We will continue to monitor the impacts on our business due to legislative developments related to the COVID-19 pandemic.

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

SBC originations

Through the SBC originations segment, the Company originates SBC loans secured by stabilized or transitional investor properties using multiple loan origination channels. Additionally, as part of this segment, we originate and service multi-family loan products under the Freddie Mac program. This segment also reflects the impact of our SBC securitization activities. In addition, SBC originations include construction and permanent financing for the preservation and construction of affordable housing primarily utilizing tax-exempt bonds.

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

Results of business segments and all other. The tables below present reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other.

	Three Months Ended September 30, 2021
			Small	Residential
		SBC	Business	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	Lending	Banking	Other	Consolidated
Interest income	$18,954	$55,230	$28,739	$2,213	$—	$105,136
Interest expense	(11,951)	(29,300)	(6,511)	(2,374)	—	(50,136)
Net interest income before provision for loan losses	$7,003	$25,930	$22,228	$(161)	$—	$55,000
Recovery of (provision for) loan losses	1,217	(2,774)	(22)	—	—	(1,579)
Net interest income after recovery of (provision for) loan losses	$8,220	$23,156	$22,206	$(161)	$—	$53,421
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$37,270	$—	$37,270
Net realized gain on financial instruments and real estate owned	4,699	4,192	14,319	—	—	23,210
Net unrealized gain on financial instruments	1,211	4,256	74	147	—	5,688
Servicing income, net	—	998	1,497	7,748	—	10,243
Income on purchased future receivables, net	—	—	2,838	—	—	2,838
Income on unconsolidated joint ventures	2,506	1,042	—	—	—	3,548
Other income	1,167	2,778	1,696	31	2	5,674
Total non-interest income	$9,583	$13,266	$20,424	$45,196	$2	$88,471
Non-interest expense
Employee compensation and benefits	—	(7,034)	(10,716)	(5,399)	(1,388)	(24,537)
Allocated employee compensation and benefits from related party	(383)	—	—	—	(3,421)	(3,804)
Variable expenses on residential mortgage banking activities	—	—	—	(24,380)	—	(24,380)
Professional fees	(411)	(782)	(582)	(1,534)	(3,591)	(6,900)
Management fees – related party	—	—	—	—	(2,742)	(2,742)
Incentive fees – related party	—	—	—	—	(2,775)	(2,775)
Loan servicing expense	(1,694)	(2,640)	(426)	(3,364)	—	(8,124)
Transaction related expenses	—	—	—	—	(2,629)	(2,629)
Other operating expenses	(1,108)	(3,969)	(4,139)	(1,908)	(1,802)	(12,926)
Total non-interest expense	$(3,596)	$(14,425)	$(15,863)	$(36,585)	$(18,348)	$(88,817)
Income (loss) before provision for income taxes	$14,207	$21,997	$26,767	$8,450	$(18,346)	$53,075
Total assets	$1,249,569	$4,546,757	$2,462,862	$570,236	$434,974	$9,264,398

	Nine Months Ended September 30, 2021
			Small	Residential
		SBC	Business	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	Lending	Banking	Other	Consolidated
Interest income	$53,919	$141,040	$80,304	$6,291	$—	$281,554
Interest expense	(36,206)	(81,402)	(29,698)	(6,997)	(2,009)	(156,312)
Net interest income before provision for loan losses	$17,713	$59,638	$50,606	$(706)	$(2,009)	$125,242
Recovery of (provision for) loan losses	2,405	(9,032)	(461)	—	—	(7,088)
Net interest income after recovery of (provision for) loan losses	$20,118	$50,606	$50,145	$(706)	$(2,009)	$118,154
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$115,369	$—	$115,369
Net realized gain on financial instruments and real estate owned	465	14,992	33,782	—	—	49,239
Net unrealized gain on financial instruments	8,240	9,197	3,055	10,804	—	31,296
Servicing income, net	—	2,520	12,966	22,320	—	37,806
Income on purchased future receivables, net	—	—	7,934	—	—	7,934
Income on unconsolidated joint ventures	5,058	1,042	—	—	—	6,100
Other income (loss)	3,240	5,602	(3,454)	84	85	5,557
Total non-interest income	$17,003	$33,353	$54,283	$148,577	$85	$253,301
Non-interest expense
Employee compensation and benefits	$—	$(13,580)	$(26,097)	$(29,114)	$(2,793)	$(71,584)
Allocated employee compensation and benefits from related party	(926)	—	—	—	(8,300)	(9,226)
Variable expenses on residential mortgage banking activities	—	—	—	(61,286)	—	(61,286)
Professional fees	(1,306)	(1,725)	(1,930)	(1,929)	(5,864)	(12,754)
Management fees – related party	—	—	—	—	(8,061)	(8,061)
Incentive fees – related party	—	—	—	—	(3,061)	(3,061)
Loan servicing expense	(4,829)	(7,968)	(468)	(7,814)	—	(21,079)
Transaction related expenses	—	—	—	—	(10,202)	(10,202)
Other operating expenses	(4,958)	(11,718)	(19,209)	(6,325)	(3,390)	(45,600)
Total non-interest expense	$(12,019)	$(34,991)	$(47,704)	$(106,468)	$(41,671)	$(242,853)
Income (loss) before provision for income taxes	$25,102	$48,968	$56,724	$41,403	$(43,595)	$128,602
Total assets	$1,249,569	$4,546,757	$2,462,862	$570,236	$434,974	$9,264,398

	Three Months Ended September 30, 2020
			Small	Residential
		SBC	Business	Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	Lending	Banking	Other	Consolidated
Interest income	$14,532	$35,287	$9,037	$2,218	$—	$61,074
Interest expense	(11,011)	(23,342)	(6,414)	(2,157)	(899)	(43,823)
Net interest income before provision for loan losses	$3,521	$11,945	$2,623	$61	$(899)	$17,251
Recovery of (provision for) loan losses	2,906	2,029	(704)	—	—	4,231
Net interest income after recovery of (provision for) loan losses	$6,427	$13,974	$1,919	$61	$(899)	$21,482
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$75,524	$—	$75,524
Net realized gain (loss) on financial instruments and real estate owned	(2,244)	5,309	4,442	—	—	7,507
Net unrealized gain (loss) on financial instruments	2,295	3,459	2,353	(4,687)	—	3,420
Servicing income, net	—	610	3,194	6,311	—	10,115
Income on purchased future receivables, net	—	—	4,848	—	—	4,848
Income on unconsolidated joint ventures	1,996	—	—	—	—	1,996
Other income (loss)	951	688	2,828	30	(1)	4,496
Total non-interest income (loss)	$2,998	$10,066	$17,665	$77,178	$(1)	$107,906
Non-interest expense
Employee compensation and benefits	$—	$(4,046)	$(7,570)	$(15,118)	$(878)	(27,612)
Allocated employee compensation and benefits from related party	(225)	—	—	—	(2,025)	(2,250)
Variable expenses on residential mortgage banking activities	—	—	—	(30,918)	—	(30,918)
Professional fees	(254)	(449)	(530)	(960)	(1,965)	(4,158)
Management fees – related party	—	—	—	—	(2,714)	(2,714)
Incentive fees – related party	—	—	—	—	(1,134)	(1,134)
Loan servicing (expense) income	(1,528)	(2,394)	(106)	(4,206)	3	(8,231)
Transaction related expenses	—	—	—	—	(6)	(6)
Other operating expenses	(585)	(2,450)	(4,100)	(2,618)	(695)	(10,448)
Total non-interest expense	$(2,592)	$(9,339)	$(12,306)	$(53,820)	$(9,414)	$(87,471)
Income (loss) before provision for income taxes	$6,833	$14,701	$7,278	$23,419	$(10,314)	$41,917
Total assets	$1,096,804	$2,515,234	$841,373	$640,112	$223,987	$5,317,510

	Nine Months Ended September 30, 2020
		SBC	Small Business	Residential Mortgage	Corporate-
(In Thousands)	Acquisitions	Originations	Lending	Banking	Other	Consolidated
Interest income	$45,993	$112,052	$30,316	$5,465	$—	$193,826
Interest expense	(32,871)	(72,476)	(21,766)	(5,778)	(1,271)	(134,162)
Net interest income before provision for loan losses	$13,122	$39,576	$8,550	$(313)	$(1,271)	$59,664
Provision for loan losses	(4,776)	(21,978)	(7,730)	(500)	—	(34,984)
Net interest income after provision for loan losses	$8,346	$17,598	$820	$(813)	$(1,271)	$24,680
Non-interest income
Residential mortgage banking activities	$—	$—	$—	$192,757	$—	$192,757
Net realized gain (loss) on financial instruments and real estate owned	(3,378)	15,190	10,306	—	—	22,118
Net unrealized gain (loss) on financial instruments	(8,148)	(3,748)	1,302	(33,168)	—	(43,762)
Servicing income, net	—	1,541	7,187	18,465	—	27,193
Income on purchased future receivables, net	—	—	13,917	—	—	13,917
Income (loss) on unconsolidated joint ventures	(1,035)	—	—	—	—	(1,035)
Other income	2,354	3,410	34,149	136	114	40,163
Total non-interest income (loss)	$(10,207)	$16,393	$66,861	$178,190	$114	$251,351
Non-interest expense
Employee compensation and benefits	$—	$(11,445)	$(20,436)	$(39,702)	$(2,253)	$(73,836)
Allocated employee compensation and benefits from related party	(475)	—	—	—	(4,275)	(4,750)
Variable expenses on residential mortgage banking activities	—	—	—	(87,494)	—	(87,494)
Professional fees	(504)	(891)	(1,192)	(1,518)	(4,527)	(8,632)
Management fees – related party	—	—	—	—	(7,941)	(7,941)
Incentive fees – related party	—	—	—	—	(4,640)	(4,640)
Loan servicing expense	(4,387)	(5,685)	(688)	(13,325)	(37)	(24,122)
Transaction related expenses	—	—	—	—	(63)	(63)
Other operating expenses	(4,670)	(10,336)	(18,411)	(6,376)	(2,134)	(41,927)
Total non-interest expense	$(10,036)	$(28,357)	$(40,727)	$(148,415)	$(25,870)	$(253,405)
Income (loss) before provision for income taxes	$(11,897)	$5,634	$26,954	$28,962	$(27,027)	$22,626
Total assets	$1,096,804	$2,515,234	$841,373	$640,112	$223,987	$5,317,510

Note 28. Subsequent events

On October 20, 2021, the Company closed a private placement of $350.0 million in aggregate principal amount of ReadyCap Holdings, LLC’s 4.5% Senior Secured Notes due 2026. The Company used the net proceeds to redeem all of the outstanding 7.5% Senior Secured Notes due 2022 and for general corporate purposes.

On November 3, 2021, the Company entered into a merger agreement to acquire a series of privately held, real estate structured finance opportunities funds, with a focus on construction lending, managed by MREC Management, LLC. Under the terms of the merger agreement, the Company will acquire all of the outstanding equity interests in Mosaic Real Estate Credit, LLC (“MREC Onshore”), Mosaic Real Estate Credit TE, LLC (“MREC TE”) and MREC International Incentive Split, LP (“MREC IIS”) in exchange for shares of a newly designated Ready Capital Class B common stock (“Class B Common Stock”), plus non-transferable contingent equity rights (“CERs”) that, depending on the performance of the Mosaic asset portfolio over a three-year period following the closing, may entitle investors in the Mosaic Funds (as defined below) to receive additional shares of Ready Capital common stock.  MREC IIS is an intermediate holding company through which investors in Mosaic Real Estate Credit Offshore, LP (“MREC Offshore” and together with MREC Onshore and MREC TE, the “Mosaic Funds”) invest in the Mosaic platform. The shares of Class B Common Stock will have dividend, distribution and other rights identical to those of the existing shares of common stock of Ready Capital, except that the newly issued Class B Common Stock will not be listed on the New York Stock Exchange. The shares of Class B Common Stock will automatically convert (on a share-for-share basis) into shares of the existing class of common stock listed on the New York Stock Exchange on the first business day following the 365th day following the closing.

The number of shares of Class B Common Stock to be received by investors in the Mosaic Funds will be based on an exchange ratio determined by dividing the adjusted book value of the Mosaic Funds as of September 30, 2021, by the Ready Capital adjusted book value per share as of that date. The adjusted book values of Ready Capital and the Mosaic Funds will be modified in certain respects, including to give pro-forma effect to any dividends or other distributions. A $98.9 million reduction will be applied to the book value of the Mosaic Funds to derive their aggregate adjusted book value. Under a pro forma exchange ratio, as of June 30, 2021, investors in the Mosaic Funds would receive approximately 30.3 million shares of Class B Common Stock. Based on the Company’s closing stock price on November 3, 2021, the implied value of the Ready Capital shares expected to be issued in connection with the closing is approximately $471 million and the maximum possible payment under the CERs would be an additional approximately $89 million of Ready Capital common stock (or 90% of the upfront $98.9 million reduction). Additionally, holders of CERs will have the right to receive dividends (“CER Dividends”), which will accrue based on the actual Ready Capital common dividends per share paid to shareholders from the closing of the transaction to the end of the three year term and will be paid to CER Holders to the extent the CER is realized at the end of the three-year term. The CER Dividend will also be delivered in the form of Ready Capital shares.

The transaction is expected to close during the first quarter of 2022, subject to the respective approvals by the stockholders of Ready Capital and the holders of interests in the Mosaic Funds and other customary closing conditions. The merger of each of the Mosaic Merger Entities with a subsidiary of Ready Capital is subject to the approval of investors of each of the Mosaic Funds, each Mosaic Fund voting to approve the merger separately and independently of the other Mosaic Funds, provided, however, under the merger agreement, Ready Capital's obligation to acquire MREC TE and MREC IIS is conditioned upon the investors of MREC Onshore approving its merger.

Item 1A. Forward-Looking Statements

Except where the context suggests otherwise, the terms “Company,” “we,” “us” and “our” refer to Ready Capital Corporation and its subsidiaries. We make forward-looking statements in this quarterly report on Form 10-Q within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our operations, financial condition, liquidity, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or other comparable terminology, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

●	our investment objectives and business strategy;

●	our ability to borrow funds or otherwise raise capital on favorable terms;

●	our expected leverage;

●	our expected investments;

●	estimates or statements relating to, and our ability to make, future distributions;

●	our ability to achieve the expected revenue synergies, cost savings and other benefits from the acquisition of Anworth Mortgage Asset Corporation (“Anworth”) and Red Stone and its affiliates (“Red Stone”);

●	our ability to compete in the marketplace;

●	the availability of attractive risk-adjusted investment opportunities in small to medium balance commercial loans (“SBC loans”), loans guaranteed by the U.S. Small Business Administration (the “SBA”) under its Section 7(a) loan program (the “SBA Section 7(a) Program”), mortgage backed securities (“MBS”), residential mortgage loans and other real estate-related investments that satisfy our investment objectives and strategies;

●	market, industry and economic trends;

●	recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Department of the Treasury (“Treasury”) and the Board of Governors of the Federal Reserve System, the Federal Depositary Insurance Corporation, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac” and together with Fannie Mae, the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), Federal Housing Administration (“FHA”) Mortgagee, U.S. Department of Agriculture (“USDA”), U.S. Department of Veterans Affairs (“VA”) and the U.S. Securities and Exchange Commission (“SEC”);

●	mortgage loan modification programs and future legislative actions;

●	our ability to maintain our qualification as a real estate investment trust (“REIT”);

●	our ability to maintain our exemption from qualification under the Investment Company Act of 1940, as amended (the “1940 Act” or “Investment Company Act”);

●	projected capital and operating expenditures;

●	availability of qualified personnel;

●	prepayment rates; and

●	projected default rates.

Our beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control, including:

●	factors described in our annual report on Form 10-K, including those set forth under the captions “Risk Factors” and “Business”;

●	applicable regulatory changes;

●	risks associated with acquisitions, including the acquisition of Anworth and Red Stone;

●	risks associated with achieving expected revenue synergies, cost savings and other benefits from acquisitions, including the acquisition of Anworth and Red Stone, and the increased scale of our Company;

●	risks associated with our anticipated liquidation of certain assets within the portfolio of residential mortgage-backed securities and residential mortgage loans that we will own upon completion of our acquisition of Anworth;

●	general volatility of the capital markets;

●	changes in our investment objectives and business strategy;

●	the availability, terms and deployment of capital;

●	the availability of suitable investment opportunities;

●	our dependence on our external advisor, Waterfall Asset Management, LLC (“Waterfall” or our “Manager”), and our ability to find a suitable replacement if we or our Manager were to terminate the management agreement we have entered into with our Manager;

●	changes in our assets, interest rates or the general economy;

●	the severity and duration of the novel coronavirus (“COVID-19”) pandemic, including the emergence and severity of COVID-19 variants;

●	the impact of COVID-19 on our business and operations, financial condition, results of operations, liquidity and capital resources;

●	the impact of the COVID-19 pandemic on our borrowers, the real estate industry, and the United States and global economies;

●	actions taken by governmental authorities to contain the COVID-19 pandemic or treat its impact;

●	the efficacy of the vaccines or other remedies and the speed of their distribution and administration;

●	increased rates of default and/or decreased recovery rates on our investments;

●	changes in interest rates, interest rate spreads, the yield curve or prepayment rates; changes in prepayments of our assets;

●	limitations on our business as a result of our qualification as a REIT; and

●	the degree and nature of our competition, including competition for SBC loans, MBS, residential mortgage loans and other real estate-related investments that satisfy our investment objectives and strategies.

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

Overview

Our Business

We are a multi-strategy real estate finance company that originates, acquires, finances, and services SBC loans, SBA loans, residential mortgage loans, and to a lesser extent, MBS collateralized primarily by SBC loans, or other real estate-related investments. Our loans generally range in original principal amounts up to $35 million and are used by businesses to purchase real estate used in their operations or by investors seeking to acquire small multi-family, office, retail, mixed use or warehouse properties. Our originations and acquisition platforms consist of the following four operating segments:

●	Acquisitions. We acquire performing and non-performing SBC loans as part of our business strategy. We hold performing SBC loans to term, and we seek to maximize the value of the non-performing SBC loans acquired by us through borrower-based resolution strategies. We typically acquire non-performing loans at a discount to their unpaid principal balance (“UPB”) when we believe that resolution of the loans will provide attractive risk-adjusted returns.

●	SBC Originations. We originate SBC loans secured by stabilized or transitional investor properties using multiple loan origination channels through our wholly-owned subsidiary, ReadyCap Commercial, LLC (“ReadyCap Commercial”). These originated loans are generally held-for-investment or placed into securitization structures. Additionally, as part of this segment, we originate and service multi-family loan products under the Federal Home Loan Mortgage Corporation’s Small Balance Loan Program (“Freddie Mac” and the “Freddie Mac program”). These originated loans are held for sale, then sold to Freddie Mac. In addition, SBC originations include construction and permanent financing for the preservation and construction of affordable housing primarily utilizing tax-exempt bonds.

●	Small Business Lending. We acquire, originate and service owner-occupied loans guaranteed by the SBA under its Section 7(a) loan program (the “SBA Section 7(a) Program”) through our wholly-owned subsidiary, ReadyCap Lending, LLC (“ReadyCap Lending” or “RCL”). We hold an SBA license as one of only 14 non-bank Small Business Lending Companies (“SBLCs”) and have been granted preferred lender status by the SBA. These originated loans are either held-for-investment, placed into securitization structures, or sold. We also acquire purchased future receivables through our Knight Capital platform (“Knight Capital”). Knight Capital, which we acquired in 2019, is a technology-driven platform that provides working capital to small and medium sized businesses across the U.S. In the second quarter of 2021, our Chief Executive Officer as our Chief Operating Decision Maker (“CODM”), realigned our business segments to include Knight Capital in the Small Business Lending segment from the Acquisitions segment to be more closely aligned with the activities of, and projections for, Knight Capital. We have recast all prior period amounts and segment information to conform to this presentation.

●	Residential Mortgage Banking. We operate our residential mortgage loan origination segment through our wholly-owned subsidiary, GMFS, LLC ("GMFS"). GMFS originates residential mortgage loans eligible to be purchased, guaranteed or insured by the Federal National Mortgage Association (“Fannie Mae”), Freddie Mac, Federal Housing Administration (“FHA”), U.S. Department of Agriculture (“USDA”) and U.S. Department of Veterans Affairs (“VA”) through retail, correspondent and broker channels. These originated loans are then sold to third parties, primarily agency lending programs.

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

We are organized and conduct our operations to qualify as a REIT under the Code. So long as we qualify as a REIT, we are generally not subject to U.S. federal income tax on our net taxable income to the extent that we annually distribute all of our net taxable income to stockholders. We are organized in a traditional UpREIT format pursuant to which we serve as the general partner of, and conduct substantially all of our business through Sutherland Partners, L.P., or our operating partnership, which serves as our operating partnership subsidiary. We also intend to operate our business in a manner that will permit us to be excluded from registration as an investment company under the 1940 Act.

For additional information on our business, refer to Part I, Item 1, “Business” in the Company’s Annual Report on Form 10-K.

Acquisitions

Anworth Mortgage Asset Corporation. On March 19, 2021, we completed the acquisition of Anworth Mortgage Asset Corporation (“ANH”), through a merger of ANH with and into a wholly-owned subsidiary of ours, in exchange for approximately 16.8 million shares of our common stock (“ANH Merger”). In accordance with the Agreement and Plan of Merger, dated as of December 6, 2020 (“the Merger Agreement”), by and among us, RC Merger Subsidiary, LLC and ANH, the number of shares of our common stock issued was based on an exchange ratio of 0.1688 per share plus $0.61 in cash. The total purchase price for the merger of $417.9 million consists of our common stock issued in exchange for shares of ANH common stock and cash paid in lieu of fractional shares of our common stock, which was based on a price of $14.28 of our common stock on the acquisition date and $0.61 in cash per share.

In addition, we issued 1,919,378 shares of newly designated 8.625% Series B Cumulative Preferred Stock, par value $0.0001 per share (the "Series B Preferred Stock"), 779,743 shares of newly designated 6.25% Series C Cumulative Convertible Preferred Stock, par value $0.0001 per share (the "Series C Preferred Stock") and 2,010,278 shares of newly designated 7.625% Series D Cumulative Redeemable Preferred Stock, par value $0.0001 per share (the "Series D Preferred Stock"), in exchange for all shares of ANH’s 8.625% Series A Cumulative Preferred Stock, 6.25% Series B Cumulative Convertible Preferred Stock and 7.625% Series C Cumulative Redeemable preferred stock outstanding prior to the effective time of the ANH Merger. On July 15, 2021, the Company redeemed all of the outstanding Series B and Series D Preferred Stock, in each case at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends up to, but excluding, the redemption date.

Upon the closing of the transaction and after giving effect to the issuance of shares of common stock as consideration in the merger, our historical stockholders owned approximately 77% of our outstanding common stock, while historical ANH stockholders owned approximately 23% of our outstanding common stock.

The acquisition of ANH increased our equity capitalization, supported continued growth of our platform and execution of our strategy, and provided us with improved scale, liquidity and capital alternatives, including additional borrowing capacity. Also, the stockholder base resulting from the acquisition of ANH enhanced the trading volume and liquidity for our stockholders. In addition, part of our strategy in acquiring ANH was to manage the liquidation and runoff of certain assets within the ANH portfolio and repay certain indebtedness on the ANH portfolio following the completion of the ANH Merger, and to redeploy the capital into opportunities in our core SBC strategies and other assets we expect will generate attractive risk-adjusted returns and long-term earnings accretion. Consistent with this strategy, as of September 30, 2021, we have liquidated approximately $2.0 billion of assets within the ANH portfolio, primarily consisting of Agency RMBS, and repaid approximately $1.7 billion of indebtedness on the portfolio.

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

Red Stone. On July 31, 2021, the Company acquired Red Stone and its affiliates (“Red Stone”), a privately owned real estate finance and investment company that provides innovative financial products and services to multifamily affordable housing, in exchange for an initial purchase price of approximately $63 million paid in cash, retention payments to key executives aggregating $7 million in cash and 128,533 shares of common stock of the Company issued to Red Stone executives under the 2012 Plan. Additional purchase price payments may be made over the next three years if the Red Stone business achieves certain hurdles.

Factors Impacting Operating Results

We expect that our results of operations will be affected by a number of factors and will primarily depend on the level of interest income from our assets, the market value of our assets and the supply of, and demand for, SBC and SBA loans, residential loans, MBS and other assets we may acquire in the future and the financing and other costs associated with our business. Our net investment income, which includes the amortization of purchase premiums and accretion of purchase discounts, varies primarily as a result of changes in market interest rates, the rate at which our distressed assets are liquidated and the prepayment speed of our performing assets. Interest rates and prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by conditions in the financial markets, credit losses in excess of initial estimates or unanticipated credit events experienced by borrowers whose loans are held directly by us or are included in our MBS. Our operating results may also be impacted by difficult market conditions as well as inflation, energy costs, geopolitical issues, health epidemics and outbreaks of contagious diseases, such as the outbreak of COVID-19, unemployment and the availability and cost of credit. Our operating results will also be impacted by our available borrowing capacity.

Changes in Market Interest Rates. We own and expect to acquire or originate fixed rate mortgages (“FRMs”), and adjustable rate mortgages (“ARMs”), with maturities ranging from five to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in five to ten years. ARM loans generally have a fixed interest rate for a period of five, seven or ten years and then an adjustable interest rate equal to the sum of an index rate, such as the LIBOR, plus a margin, while FRM loans bear interest that is fixed for the term of the loan. As of September 30, 2021, approximately 68% of the loans in our portfolio were ARMs, and 32% were FRMs, based on UPB. We utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with our ARMs.

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

Current market conditions. The COVID-19 pandemic around the globe continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. Although more normalized activities have resumed, the full impact of COVID-19 on the commercial real estate market, the small business lending market and the credit markets generally, and consequently on the Company’s financial condition and results of operations, is uncertain and cannot be predicted as it depends on several factors beyond the control of the Company including, but not limited to, (i) the uncertainty around the severity and duration of the pandemic, including the emergence and severity of COVID-19 variants (ii) the effectiveness of the United States public health response, including the administration and effectiveness of COVID-19 vaccines throughout the United States, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of governmental responses to the pandemic, and (v) the timing and speed of economic recovery.

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

The table below sets forth certain information on our operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share data)	2021	2020	2021	2020
Net Income	$46,535	$35,363	$106,386	$18,510
Earnings per common share - basic	$0.61	$0.63	$1.47	$0.32
Earnings per common share - diluted	$0.60	$0.63	$1.46	$0.31
Distributable Earnings	$49,365	$32,126	$115,501	$72,574
Distributable Earnings per common share - basic and diluted	$0.64	$0.57	$1.60	$1.30
Dividends declared per common share	$0.42	$0.30	$1.24	$0.95
Dividend yield	11.6%	10.7%	17.0%	10.7%
Book value per common share	$15.07	$14.86	$15.07	$14.86
Adjusted net book value per common share	$15.06	$14.84	$15.06	$14.84

In the table above,

●	Dividend yield is based on the respective period end closing share price.
●	Adjusted net book value per common share excludes the equity component of our 2017 convertible note issuance.

The table below presents information on our investment portfolio originations and acquisitions (based on fully committed amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Loan originations
SBC loan originations	$1,002,267	$122,487	$2,926,786	$750,164
SBA loan originations	138,261	82,912	334,229	149,283
Residential agency mortgage loan originations	1,020,445	1,184,237	3,332,273	3,066,711
Total loan originations	$2,160,973	$1,389,636	$6,593,288	$3,966,158
Total loan acquisitions	$167,980	$20,989	$167,980	$72,483
Total loan investment activity	$2,328,953	$1,410,625	$6,761,268	$4,038,641

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

Return Information

The following tables present certain information related to our SBC and Small Business Lending loan portfolios as of September 30, 2021, and per share information for the three months ended September 30, 2021, which includes distributable earnings per share or return information. Distributable earnings is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in our Annual report on Form 10-K.

Financial Snapshot

READY CAPITAL.

($ in thousands, except per share data)

Investment Type	Average Carrying Value[(1)]		Gross Yield[(2)]	Average Debt Balance		Debt Cost [(3)]	Levered Yield
Loan Acquisitions	$	1,344,386	5.5%	$	910,756	3.3%	10.2%
SBC Originations	$	4,053,968	5.7%	$	3,014,894	3.1%	13.2%
Small Business Lending	$	279,239	31.0%	$	175,176	4.2%	76.1%
Total	**$**	**5,677,593**	**6.9%**	**$**	**4,100,826**	**3.2%**	**17.8%**

Book Equity Value Metrics		
Common Stockholders' equity	$	1,098,807
Common Stockholders' equity (adjusted)[(5)]	$	1,098,059
Total Common Shares outstanding		72,919,824
Net Book Value per Common Share	$	15.07
Adjusted Net Book Value per Common Share	$	15.06

Loan Portfolio Metrics [(4)]	
% Fixed vs Floating Rate	32% / 68%
% Originated vs Acquired	79% / 21%
Weighted Average LTV - SBC originations	66%
Weighted Average LTV - SBA	83%
Weighted Average LTV - Acquired	41%

Q3 2021 Earnings Data Metrics	
Net income | Distributable earnings	$46,535 | $49,365
Earnings per share - Basic and diluted	$0.61 | $0.60
Distributable Earnings per share - Basic and diluted	$0.64
Return on Equity per Common Share	16.3%
Distributable Return on Equity per Common Share	17.3%
Dividend Yield [(6)]	11.6%

Servicing Portfolio Metrics		
SBA servicing rights - UPB	$	813,089
SBA servicing rights- carrying value	$	21,205
Freddie Mac servicing rights - UPB	$	4,043,989
Freddie Mac servicing rights - carrying value	$	42,312
Residential servicing rights - UPB	$	10,726,160
Residential servicing rights - carrying value	$	107,589

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
3. The Company finances the assets included in the Investment Type through securitizations, repurchase agreements, warehouse facilities and bank credit facilities. Interest expense is calculated based on interest expense and deferred financing amortization for the quarter ended 9/30/2021 on an annualized basis.
4. Excludes loans, held for sale, at fair value
5. Excludes the equity component of our 2017 convertible note issuance.
6. Q3 Dividend yield for the period based on the 09/30/2021 closing share price of $14.43

The following table provides a detailed breakdown of our calculation of return on equity and distributable return on equity for the three months ended September 30, 2021. Distributable return on equity is not a measure calculated in accordance with GAAP and is defined further within Item 7 – Non-GAAP Financial Measures in our Annual report on Form 10-K.

Return on Equity

READY CAPITAL.

Segment	Levered Yield [1]	Distributable Levered Yield [1]	Equity Allocation
Loan Acquisitions	10.2 %	10.2 %	26.3 %
SBC Originations	13.2 %	13.2 %	63.0 %
Small Business Lending	76.1 %	76.1 %	6.3 %
Residential Mortgage Banking [3]	46.7 %	45.9 %	4.4 %

	GAAP ROE [2]		Distributable ROE [2]	
	Q3'21	Q2'21	Q3'21	Q2'21
	17.8 %	18.4 %	17.8 %	19.6 %
Corporate leverage, net of non-earning assets	5.1	2.6	5.1	3.1
Gross return on equity	**22.9 %**	**21.0 %**	**22.9 %**	**22.7 %**
Realized & unrealized gains, net	6.6	2.4	6.6	2.4
Loan loss provision	(0.6)	(2.0)	(1.1)	(0.5)
PPP revenue, net of direct expenses	6.5	4.8	6.5	4.8
Non-recurring gains, losses and expenses	(1.0)	(0.9)	-	-
Operating expenses	(13.0)	(10.6)	(12.1)	(10.3)
Investment advisory fees	(2.0)	(1.0)	(2.0)	(1.0)
Provision for income taxes	(2.4)	(2.5)	(2.8)	(3.1)
Dividends on preferred stock	(0.7)	(1.2)	(0.7)	(1.2)
Return on equity	**16.3 %**	**10.0 %**	**17.3 %**	**13.8 %**

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

Portfolio Metrics

SBC Originations. The following table includes certain portfolio metrics related to our SBC originations segment:

SEGMENT SNAPSHOT

SBC Originations

READY CAPITAL.

Portfolio Metrics (Balance Sheet)	Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021
Number of loans	552	561	564	617	648
Unpaid Principal Balance [1]	$ 2,338	$ 2,463	$ 2,968	$ 3,744	$ 4,330
Carrying Value [1]	$ 2,308	$ 2,460	$ 2,975	$ 3,702	$ 4,283
Weighted Average LTV	62%	64%	66%	70%	66%
Weighted Average Coupon	5.6%	5.4%	5.3%	5.0%	4.8%
Weighted Average Maturity	4 years	4 years	4 years	3 years	3 years
Weighted Average Principal Balance [1]	$ 4.2	$ 4.4	$ 5.3	$ 6.1	$ 6.6
Percentage of loans fixed / floating	48% / 52%	45% / 55%	36% / 64%	31% / 69%	26% / 74%
Percentage of fixed, match funded [2]	83.0%	81.2%	79.7%	76.7%	71.1%
Percentage of loans 60+ days delinquent [4]	3.4%	3.0%	3.0%	2.8%	1.9%

CURRENT QUARTER HIGHLIGHTS

- Freddie Mac loan originations of $135.5 million driven by continued low rates averaging 3.7%
  - Current money up pipeline of $116.6 million, including $16.2 million funded in October
- CRE originations of $1.0 billion[3] closed in the quarter
  - Current money up pipeline of $729.5 million, including $250.4 million funded in October

GROSS LEVERED YIELD

20%
15%
10%
5%
0%
2.5%
11.5%
2.5%
12.0%
2.9%
11.2%
2.9%
11.1%
2.5%
10.7%
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Q3 2021
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

Small Business Lending. The following table includes certain portfolio metrics related to our Small Business Lending segment:

SEGMENT SNAPSHOT

Small Business Lending

READY CAPITAL.

Portfolio Metrics (Balance Sheet)	Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021
Number of loans	1,836	1,771	1,760	1,808	1,853
Unpaid Principal Balance (1)	$ 701	$ 659	$ 645	$ 648	$ 650
Carrying Value (1)	$ 668	$ 624	$ 612	$ 613	$ 617
Weighted Average LTV	85%	82%	84%	81%	83%
Weighted Average Coupon	5.5%	5.5%	5.5%	5.5%	5.5%
Weighted Average Maturity	16 years	16 years	16 years	17 years	16 years
Weighted Average Principal Balance (1)	$ 0.4	$ 0.4	$ 0.4	$ 0.4	$ 0.3
Percentage of loans fixed / floating	0.7% / 99.3%	0.7% / 99.3%	0.7% / 99.3%	0.6% / 99.4%	0.6% / 99.4%
Percentage of loans 60+ days delinquent (2)	4.2%	2.7%	1.2%	1.4%	1.2%

CURRENT QUARTER HIGHLIGHTS

- SBA 7(a) loans originations of $138.3 million
  - Current money up pipeline of $212.4 million, including $30.4 million funded in October
- SBA net sales premiums peaking at 15.9% and averaging 12.1%, net
  - 6.9% of SBA sales sold below market
- After-tax PPP income was $13.3 million

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
60%
40%
20%
0%
37.6%
21.4%
34.6%
28.4%
50.4%
37.0%
80.6%
18.6%
55.4%
20.7%
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Q3 2021
Gross Levered Yield (ex. Gains) 3
Gains on Loans, held for sale 4

Acquired Portfolio. The following table includes certain portfolio metrics related to our acquisitions segment:

SEGMENT SNAPSHOT

Loan Acquisitions

READY CAPITAL.

Portfolio Metrics[1] (Balance Sheet)	Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021
Number of loans	2,065	2,082	2,181	2,079	2,013
Unpaid Principal Balance [2]	$ 1,003	$ 1,054	$ 1,093	$ 1,038	$ 1,152
Carrying Value [2]	$ 985	$ 1,047	$ 1,090	$ 1,031	$ 1,146
Weighted Average LTV	37%	37%	38%	41%	41%
Weighted Average Coupon	6.0%	5.9%	5.7%	5.7%	5.4%
Weighted Average Maturity	8 years	8 years	10 years	9 years	9 years
Weighted Average Principal Balance [2]	$ 0.5	$ 0.5	$ 0.5	$ 0.5	$ 0.6
Percentage of loans fixed / floating	51% / 49%	50% / 50%	47% / 53%	48% / 52%	55% / 45%
Percentage of fixed, match funded [3]	74.7%	55.2%	49.4%	71.0%	50.6%
Percentage of loans 60+ days delinquent [4]	6.1%	6.3%	4.5%	5.1%	3.8%

CURRENT QUARTER HIGHLIGHTS

- Current acquisition pipeline of $347 million
- Loan acquisitions of $168.0 million comprised of 49 loans with an advance rate of 63%, expected levered yield of 15.3%, and weighted average LTV of 58%.

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

GROSS LEVERED YIELD

20%
15%
10%
5%
0%
-5%
3.4%
10.3%
5.2%
10.4%
8.8%
-1.2%
2.7%
9.2%
1.7%
8.5%
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Q3 2021
Income on joint venture investments and Gains on loans, held for sale[6]
Gross Levered Yield (ex. Income on joint venture investments and Gains on loans, held for sale)[5]

Residential Mortgage Banking. The following table includes certain portfolio metrics related to our residential mortgage banking segment:

SEGMENT SNAPSHOT

Residential Mortgage Banking

READY CAPITAL.

	Portfolio Metrics (quarterly activity)	Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021
Originations	Unpaid principal balance [1]	$ 1,184.9	$ 1,179.4	$ 1,240.1	$ 1,071.6	$ 1,019.2
	% of Originations - Purchased	44.3%	41.3%	37.9%	55.7%	54.6%
	% of Originations - Refinanced	55.7%	58.7%	62.1%	44.3%	45.4%
	Channel - % Correspondent	38.0%	37.0%	37.3%	37.1%	37.2%
	Channel - % Retail	45.9%	45.3%	47.7%	48.1%	46.3%
	Channel - % Wholesale	16.1%	17.7%	15.0%	14.8%	16.5%
Sales	Unpaid principal balance [1]	$ 1,172.9	$ 1,203.1	$ 1,193.2	$ 1,101.8	$ 1,018.6
	% of UPB - Fannie/ Freddie securitizations	77.8%	79.4%	80.2%	79.0%	77.9%
	% of UPB - Ginnie Mae securitizations	22.2%	20.3%	18.7%	19.5%	20.1%
	% of UPB - Other investors	0.0%	0.3%	1.1%	1.5%	2.0%

CURRENT QUARTER HIGHLIGHTS

- Originations of $1.0 billion
- Recapture rates of 32%
- Average margin of 92 bps for the quarter, leveling off at 84 bps at quarter end

MSR PORTFOLIO (UPB IN $ BILLIONS)

$11.0
$10.5
$10.0
$9.5
$9.0
$8.5
$8.0
$9.1
$9.5
$9.9
$10.4
$10.7
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Q3 2021

	Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021
Fair Value ($mm)	$74.4	$76.8	$98.5	$100.8	$107.6

1. $ in millions. Represents activity during the quarter.

Balance Sheet Analysis and Metrics

(In Thousands)	September 30, 2021	December 30, 2020	$ Change	% Change
Assets
Cash and cash equivalents	$209,769	$138,975	$70,794	50.9%
Restricted cash	52,692	47,697	4,995	10.5
Loans, net (including $12,162 and $13,795 held at fair value)	2,384,497	1,550,624	833,873	53.8
Loans, held for sale, at fair value	549,917	340,288	209,629	61.6
Paycheck Protection Program loans (including $9,873 and $74,931 held at fair value)	1,784,826	74,931	1,709,895	2,282.0
Mortgage backed securities, at fair value	117,681	88,011	29,670	33.7
Loans eligible for repurchase from Ginnie Mae	149,723	250,132	(100,409)	(40.1)
Investment in unconsolidated joint ventures	125,547	79,509	46,038	57.9
Purchased future receivables, net	6,567	17,308	(10,741)	(62.1)
Derivative instruments	6,180	16,363	(10,183)	(62.2)
Servicing rights (including $107,589 and $76,840 held at fair value)	171,106	114,663	56,443	49.2
Real estate owned, held for sale	70,643	45,348	25,295	55.8
Other assets	196,827	89,503	107,324	119.9
Assets of consolidated VIEs	3,438,423	2,518,743	919,680	36.5
Total Assets	$9,264,398	$5,372,095	$3,892,303	72.5%
Liabilities
Secured borrowings	2,044,069	1,294,243	749,826	57.9
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	1,945,883	76,276	1,869,607	2,451.1
Securitized debt obligations of consolidated VIEs, net	2,676,265	1,905,749	770,516	40.4
Convertible notes, net	112,966	112,129	837	0.7
Senior secured notes, net	179,914	179,659	255	0.1
Corporate debt, net	333,975	150,989	182,986	121.2
Guaranteed loan financing	348,774	401,705	(52,931)	(13.2)
Contingent Consideration	12,400	—	12,400	100.0
Liabilities for loans eligible for repurchase from Ginnie Mae	149,723	250,132	(100,409)	(40.1)
Derivative instruments	—	11,604	(11,604)	(100.0)
Dividends payable	33,564	19,746	13,818	70.0
Accounts payable and other accrued liabilities	189,194	135,655	53,539	39.5
Total Liabilities	$8,026,727	$4,537,887	$3,488,840	76.9%
Preferred stock Series C, liquidation preference $25.00 per share	8,361	—	8,361	100.0

Commitments & contingencies

Stockholders’ Equity
Preferred stock Series E liquidation preference $25.00 per share	111,378	—	111,378	100.0
Common stock, $0.0001 par value, 500,000,000 shares authorized, 72,919,824 and 54,368,999 shares issued and outstanding, respectively	7	5	2	40.0
Additional paid-in capital	1,115,471	849,541	265,930	31.3
Retained earnings (deficit)	(10,395)	(24,203)	13,808	(57.1)
Accumulated other comprehensive income (loss)	(6,276)	(9,947)	3,671	(36.9)
Total Ready Capital Corporation equity	1,210,185	815,396	394,789	48.4
Non-controlling interests	19,125	18,812	313	1.7
Total Stockholders’ Equity	$1,229,310	$834,208	$395,102	47.4%
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$9,264,398	$5,372,095	$3,892,303	72.5%

As of September 30, 2021, total assets in our consolidated balance sheet were $9.3 billion, an increase of $3.9 billion from December 31, 2020, primarily reflecting an increase in Paycheck Protection Program loans, Assets of consolidated VIEs and Loans, net. Paycheck Protection Program loans increased $1.7 billion, primarily due to new originations. Assets of consolidated VIEs increased $920 million, primarily due to the transfer of loans as a result of securitizations. Loans, net increased $834 million, primarily reflecting originations, partially offset by paydowns.

As of September 30, 2021, total liabilities in our consolidated balance sheet were $8.0 billion, an increase of $3.5 billion from December 31, 2020, primarily reflecting an increase in Paycheck Protection Program Liquidity Facility borrowings, Securitized debt obligations of consolidated VIEs, net and Secured borrowings. Paycheck Protection Program Liquidity Facility borrowings increased $1.9 billion, primarily due to proceeds to support originations of PPP loans. Securitized debt obligations of consolidated VIEs, net increased $771 million, primarily due to the closing of one REMIC, SBC10 and two CLOs, RCMF 2021-FL5 and RCMF 2021-FL6. Secured borrowings increased $750 million, primarily due to increased loan originations.

As of September 30, 2021, Stockholders’ Equity increased $395 million to $1.2 billion. The increase was primarily driven by the ANH merger and the issuance of preferred shares.

Selected Balance Sheet Information by Business Segment. The table below presents certain selected balance sheet data by each of our four business segments, with the remaining amounts reflected in Corporate –Other.

(in thousands)	Acquisitions	SBC Originations	Small Business Lending	Residential Mortgage Banking	Total
September 30, 2021
Assets
Loans, net (1)(2)	$977,943	$4,260,106	$588,297	$3,173	$5,829,519
Loans, held for sale, at fair value	172,869	54,848	40,254	281,946	549,917
Paycheck Protection Program loans	—	—	1,784,826	—	1,784,826
Mortgage backed securities, at fair value	49,927	67,754	—	—	117,681
Servicing rights	—	42,312	21,205	107,589	171,106
Investment in unconsolidated joint ventures	89,097	36,450	—	—	125,547
Purchased future receivables, net	6,567	—	—	—	6,567
Real estate owned, held for sale (1)	69,225	4,054	142	—	73,421

Liabilities
Secured borrowings	$441,954	$1,190,419	$93,069	$318,627	$2,044,069
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	—	—	1,945,883	—	1,945,883
Securitized debt obligations of consolidated VIEs	474,929	2,117,411	83,925	—	2,676,265
Guaranteed loan financing	—	—	348,774	—	348,774
Senior secured notes, net	42,713	130,146	7,055	—	179,914
Corporate debt, net	185,112	148,863	—	—	333,975
Convertible notes, net	55,676	51,651	5,639	—	112,966
(1) Includes assets of consolidated VIEs (2) Excludes allowance for loan losses

Income Statement Analysis and Metrics

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Interest income
Acquisitions	$18,954	$14,532	$4,422	$53,919	$45,993	$7,926
SBC originations	55,230	35,287	19,943	141,040	112,052	28,988
Small business lending	28,739	9,037	19,702	80,304	30,316	49,988
Residential mortgage banking	2,213	2,218	(5)	6,291	5,465	826
Total interest income	$105,136	$61,074	$44,062	$281,554	$193,826	$87,728
Interest expense
Acquisitions	$(11,951)	$(11,011)	$(940)	$(36,206)	$(32,871)	$(3,335)
SBC originations	(29,300)	(23,342)	(5,958)	(81,402)	(72,476)	(8,926)
Small business lending	(6,511)	(6,414)	(97)	(29,698)	(21,766)	(7,932)
Residential mortgage banking	(2,374)	(2,157)	(217)	(6,997)	(5,778)	(1,219)
Corporate - other	—	(899)	899	(2,009)	(1,271)	(738)
Total interest expense	$(50,136)	$(43,823)	$(6,313)	$(156,312)	$(134,162)	$(22,150)
Net interest income before provision for loan losses	$55,000	$17,251	$37,749	$125,242	$59,664	$65,578
Recovery of (provision for) loan losses
Acquisitions	$1,217	$2,906	$(1,689)	$2,405	$(4,776)	$7,181
SBC originations	(2,774)	2,029	(4,803)	(9,032)	(21,978)	12,946
Small business lending	(22)	(704)	682	(461)	(7,730)	7,269
Residential mortgage banking	—	—	—	—	(500)	500
Total recovery of (provision for) loan losses	$(1,579)	$4,231	$(5,810)	$(7,088)	$(34,984)	$27,896
Net interest income after recovery of (provision for) loan losses	$53,421	$21,482	$31,939	$118,154	$24,680	$93,474
Non-interest income
Acquisitions	$9,583	$2,998	$6,585	$17,003	$(10,207)	$27,210
SBC originations	13,266	10,066	3,200	33,353	16,393	16,960
Small business lending	20,424	17,665	2,759	54,283	66,861	(12,578)
Residential mortgage banking	45,196	77,178	(31,982)	148,577	178,190	(29,613)
Corporate - other	2	(1)	3	85	114	(29)
Total non-interest income	$88,471	$107,906	$(19,435)	$253,301	$251,351	$1,950
Non-interest expense
Acquisitions	$(3,596)	$(2,592)	$(1,004)	$(12,019)	$(10,036)	$(1,983)
SBC originations	(14,425)	(9,339)	(5,086)	(34,991)	(28,357)	(6,634)
Small business lending	(15,863)	(12,306)	(3,557)	(47,704)	(40,727)	(6,977)
Residential mortgage banking	(36,585)	(53,820)	17,235	(106,468)	(148,415)	41,947
Corporate - other	(18,348)	(9,414)	(8,934)	(41,671)	(25,870)	(15,801)
Total non-interest expense	$(88,817)	$(87,471)	$(1,346)	$(242,853)	$(253,405)	$10,552
Net income (loss) before provision for income taxes
Acquisitions	$14,207	$6,833	$7,374	$25,102	$(11,897)	$36,999
SBC originations	21,997	14,701	7,296	48,968	5,634	43,334
Small business lending	26,767	7,278	19,489	56,724	26,954	29,770
Residential mortgage banking	8,450	23,419	(14,969)	41,403	28,962	12,441
Corporate - other	(18,346)	(10,314)	(8,032)	(43,595)	(27,027)	(16,568)
Total net income before provision for income taxes	$53,075	$41,917	$11,158	$128,602	$22,626	$105,976

Results of Operations – Supplemental Information. Realized and unrealized gains (losses) on financial instruments are recorded in the consolidated statements of income and classified based on the nature of the underlying asset or liability.

The table below presents the components of realized and unrealized gains (losses) on financial instruments.

	Three Months Ended September 30,			Nine Months Ended September 30,

(In Thousands)	2021	2020	$ Change	2021	2020	$ Change
Realized gains (losses) on financial instruments
Realized gains on loans - Freddie Mac	$1,626	$1,518	108	$6,823	$5,517	$1,306
Creation of mortgage servicing rights - Freddie Mac	3,292	2,107	1,185	10,760	7,094	3,666
Realized gains on loans - SBA	11,559	3,448	8,111	27,275	7,937	19,338
Creation of mortgage servicing rights - SBA	2,778	993	1,785	6,478	2,328	4,150
Realized gain (loss) on derivatives, at fair value	(1,072)	(1,996)	924	(7,209)	(2,700)	(4,509)
Realized gain on mortgage backed securities, at fair value	5,730	471	5,259	7,502	2,060	5,442
Net realized gains (losses) - all other	(703)	966	(1,669)	(2,390)	(118)	(2,272)
Net realized gain on financial instruments	$23,210	$7,507	15,703	$49,239	$22,118	$27,121
Unrealized gains (losses) on financial instruments
Unrealized gain (loss) on loans - Freddie Mac	$339	$(40)	379	$(178)	$(18)	$(160)
Unrealized gain (loss) on loans - SBA	74	2,353	(2,279)	3,055	1,302	1,753
Unrealized gain (loss) on residential mortgage servicing rights, at fair value	146	(4,688)	4,834	10,803	(33,168)	43,971
Unrealized gain (loss) on derivatives, at fair value	4,444	648	3,796	12,003	(4,415)	16,418
Unrealized gain (loss) on mortgage backed securities, at fair value	2,818	3,708	(890)	8,387	(8,314)	16,701
Net unrealized gains (losses) - all other	(2,133)	1,439	(3,572)	(2,774)	851	(3,625)
Net unrealized gain (loss) on financial instruments	$5,688	$3,420	2,268	$31,296	$(43,762)	$75,058

Acquisition Segment Results.

Q3 2021 versus Q3 2020. Interest income of $19.0 million represented an increase of $4.4 million, due to income from loan payoffs. Interest expense of $12.0 million represented an increase of $0.9 million, primarily due to additional corporate debt. The recovery of loan losses of $1.2 million represented a decrease of $1.7 million, due to loan payoffs and stabilizing macroeconomic assumptions. Non-interest income of $9.6 million represented an increase of $6.6 million, primarily due to net realized gains on financial instruments, partially offset by a decrease in unrealized gains on financial instruments. Non-interest expense of $3.6 million represented an increase of $1.0 million, primarily due to an increase in expenses related to real estate acquired in the ANH merger.

YTD 2021 versus YTD 2020. Interest income of $53.9 million represented an increase of $7.9 million, due to interest income on assets acquired in the ANH merger, partially offset by decreases in interest income due to the reduced size of the existing acquired loan portfolio. Interest expense of $36.2 million represented an increase of $3.3 million, primarily due to additional corporate debt. The recovery of loan losses of $2.4 million represented an increase $7.2 million, due to payoffs of the loan portfolio and stabilizing macroeconomic assumptions. Non-interest income of $17.0 million represented an increase of $27.2 million, due to net unrealized and realized gains on financial instruments and gains from unconsolidated subsidiaries. Non-interest expense of $12.0 million represented an increase of $2.0 million, primarily due to an increase in compensation and operating expenses.

SBC Originations Segment Results.

Q3 2021 versus Q3 2020. Interest income of $55.2 million represented an increase of $19.9 million, due to increased loan balances. Interest expense of $29.3 million represented an increase of $6.0 million, due to an increase in borrowings on increased loan balances. The provision for loan losses of $2.8 million represented an increase of $4.8 million, due to increased loan balances. Non-interest income of $13.3 million represented an increase of $3.2 million, primarily due to increased gains on loan sales and origination income. Non-interest expense of $14.4 million represented an increase of $5.1 million, primarily due to an increase in compensation expenses.

YTD 2021 versus YTD 2020. Interest income of $141.0 million represented an increase of $29.0 million, due to increased loan balances. Interest expense of $81.4 million represented an increase of $8.9 million, due to an increase in borrowings on increased loan balances. The provision for loan losses of $9.0 million represented a decrease of $12.9 million, due to stabilizing macroeconomic assumptions. Non-interest income of $33.4 million represented an increase of $17.0 million, primarily due to realized and unrealized gains on financial instruments. Non-interest expense of $35.0 million represented an increase of $6.6 million, primarily due to an increase in compensation expenses, loan servicing expenses and other operating expenses.

Small Business Lending Segment Results.

Q3 2021 versus Q3 2020. Interest income of $28.7 million represented an increase of $19.7 million, due to increased loan balances, including PPP loans. Interest expense of $6.5 million was essentially unchanged from the same prior year period. The provision for loan losses decreased $0.7 million, due to higher CECL reserves taken in the third quarter of 2020, driven by the outlook towards COVID-19’s impact on small businesses. Non-interest income of $20.4 million represented an increase of $2.8 million, primarily due to realized gains on financial instruments held for sale, partially offset by income on purchased future receivables. Non-interest expense of $15.9 million represented an increase of $3.6 million, primarily due to an increase in compensation expenses.

YTD 2021 versus YTD 2020. Interest income of $80.3 million represented an increase of $50.0 million, due to increased loan balances, including PPP loans. Interest expense of $29.7 million represented an increase of $7.9 million, due to an increase in costs associated with borrowings to support PPP loan activities. The provision for loan losses of $0.5 million represented a decrease of $7.3 million, due to higher CECL reserves taken during 2020, driven by the outlook towards COVID-19’s impact on small businesses. Non-interest income of $54.3 million represented a decrease of $12.6 million, primarily due to fee income recognized on Round 1 PPP loans in the prior year. Non-interest expense of $47.7 million represented an increase of $7.0 million, primarily due to an increase in compensation and operating expenses.

Residential Mortgage Banking Segment Results.

Q3 2021 versus Q3 2020. Non-interest income of $45.2 million represented a decrease of $32.0 million, due to lower volumes and margins. Non-interest expense of $36.6 million represented a decrease of $17.2 million, primarily due to a decrease in compensation expenses and variable expenses on residential mortgage banking activities due to lower production.

YTD 2021 versus YTD 2020. Interest income of $6.3 million represented an increase of $0.8 million, due to an increase in loan balances. Interest expense of $7.0 million represented an increase of $1.2 million, due to an increase in loan balances. The provision for loan losses decreased $0.5 million, due to stabilizing macroeconomic assumptions. Non-interest income of $148.6 million represented a decrease of $29.6 million, primarily due to lower volumes and margins. Non-interest expense of $106.5 million represented a decrease of $41.9 million, primarily due to a decrease in compensation expenses and variable expenses on residential mortgage banking activities due to lower production.

Corporate – Other.

Q3 2021 versus Q3 2020. Interest expense decreased by $0.9 million due to a decrease in unallocated corporate debt. Non-interest expense of $18.3 million increased by $8.9 million which was driven by an increase in merger expenses related to ANH, management fees, incentive fees and compensation expenses.

YTD 2021 versus YTD 2020. Interest expense of $2.0 million represented an increase of $0.7 million, due to an increase in unallocated corporate debt. Non-interest expense of $41.7 million represented an increase of $15.8 million, primarily due to an increase in merger expenses related to ANH and Red Stone and compensation expenses.

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

The table below presents a reconciliation of net income to distributable earnings.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Net Income	$46,535	$35,363	$11,172	$106,386	$18,510	$87,876
Reconciling items:
Unrealized (gain) loss on mortgage servicing rights	(147)	4,688	(4,835)	(10,804)	33,169	(43,973)
Impact of ASU 2016-13 on accrual loans	(1,329)	(7,248)	5,919	2,677	23,114	(20,437)
Non-recurring REO impairment	(10)	(114)	104	500	2,961	(2,461)
Merger transaction costs and other non-recurring expenses	5,485	998	4,487	15,719	3,220	12,499
Unrealized loss on mortgage-backed securities	—	—	—	—	185	(185)
Unrealized loss on de-designated cash flow hedges	—	—	—	—	2,118	(2,118)
Total reconciling items	$3,999	$(1,676)	$5,675	$8,092	$64,767	$(56,675)
Income tax adjustments	(1,169)	(1,561)	392	1,023	(10,703)	11,726
Distributable earnings	$49,365	$32,126	$17,239	$115,501	$72,574	$42,927
Less: Distributable earnings attributable to non-controlling interests	802	731	71	1,960	2,160	(200)
Less: Income attributable to participating shares	2,444	339	2,105	6,717	1,087	5,630
Distributable earnings attributable to common stockholders	$46,119	$31,056	$15,063	$106,824	$69,327	$37,497
Distributable Earnings per common share - basic and diluted	$0.64	$0.57	$0.07	$1.60	$1.30	$0.30

Q3 2021 versus Q3 2020. Consolidated net income of $46.5 million for the third quarter of 2021 represented an increase of $11.2 million from the third quarter of 2020, primarily due to an increase in interest income from commercial and small business loans,  partially offset by a decrease in non-interest income on residential mortgage banking activities. Consolidated distributable earnings of $49.4 million for the third quarter of 2021 represented an increase of $17.2 million from the third quarter of 2020. The increase in the distributable earnings reconciling items is primarily due to an increase in CECL reserves and merger transaction costs and other non-recurring expenses, partially offset by a decrease in unrealized losses on MSRs in our residential mortgage banking segment.

YTD 2021 versus YTD 2020. Consolidated net income of $106.4 million for the nine months ended September 30, 2021 represented an increase of $87.9 million from the nine months ended September 30, 2020, primarily due to increased loan balances, including PPP loans, and a reduction in CECL reserves. Consolidated distributable earnings of $115.5 million for the nine months ended September 30, 2021 represented an increase of $42.9 million from the nine months ended September 30, 2020. The decrease in the distributable earnings reconciling items is primarily due to a decrease in unrealized gains on MSRs and a reduction in CECL reserves, partially offset by an increase in merger transaction costs and other non-recurring expenses.

COVID-19 Impact on Operating Results

The significant and wide-ranging response of international, federal, state and local public health and governmental authorities to the COVID-19 pandemic in regions across the United States and the world have adversely impacted our business, financial performance and operating results throughout 2021. The full magnitude and duration of the COVID-19 pandemic and the extent to which it impacts our financial condition, results of operations and cash flows will depend on future developments, which continue to be uncertain, including new information that may emerge concerning the severity of COVID-19 variants, the administration and effectiveness of vaccines, the impact of COVID-19 on economic activity and on our borrowers' businesses and their ability to meet their financial obligations to us. We will continue to monitor for any material or adverse effects on our business resulting from the COVID-19 pandemic. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part II, Item 1A of the Company’s Annual Report on Form 10-K.

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

Cash flow

Nine Months Ended September 30, 2021. Cash and cash equivalents as of September 30, 2021, increased by $84.3 million to $284.8 million from December 31, 2020, primarily due to net cash provided from financing activities, partially offset by net cash used for investing and operating activities. The net cash provided from financing activities primarily reflected net proceeds from PPPLF borrowings, secured borrowings and issuances of securitized debt. The net cash used for investing activities primarily reflected loan originations and purchases, including PPP loans, partially offset by proceeds from mortgage backed securities. The net cash used for operating activities primarily reflected gains on loans and mortgage servicing rights.

Nine Months Ended September 30, 2020. Cash and cash equivalents as of September 30, 2020, increased by $95.8 million to $223.7 million from December 31, 2019, primarily due to net cash provided from financing activities, partially offset by net cash used for investing and operating activities. The net cash provided from financing activities primarily reflected net proceeds from issuances of securitized debt obligations of consolidated VIEs. The net cash used for investing activities primarily reflected loan originations and purchases, partially offset by paydowns. The net cash used for operating activities primarily reflected net realized gains on sales of residential mortgages held for sale, partially offset by provision for loan losses and net proceeds of loans, held for sale, at fair value.

Collateralized borrowings under repurchase agreements

The table below presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase agreements during the quarter and the highest balance of any month end during the quarter (dollars in thousands):

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q3 2018	610,251	526,757	610,251
Q4 2018	635,233	622,742	635,233
Q1 2019	597,963	604,107	635,233
Q2 2019	612,383	605,173	612,383
Q3 2019	876,163	744,273	876,163
Q4 2019	809,189	842,676	876,163
Q1 2020	1,159,357	984,273	1,159,357
Q2 2020	714,162	936,760	1,057,522
Q3 2020	624,549	669,356	831,200
Q4 2020	827,569	726,059	827,569
Q1 2021	1,320,644	1,785,656	2,481,436
Q2 2021	1,223,527	1,145,354	1,223,527
Q3 2021	1,552,135	1,497,324	1,552,135

The net increase in the outstanding balances during the third quarter of 2021 was primarily due to increased borrowings to fund SBC originations and acquisitions volumes.

Debt facilities

We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by loans and investments. The table below is a summary of our debt facilities.

						Carrying Value at
Lender	Asset Class	Current Maturity	Pricing	Facility Size	Pledged Assets Carrying Value	September 30, 2021	December 31, 2020
JPMorgan	Acquired loans, SBA loans	August 2022	1M L + 2.5% to 2.875%	$200,000	$61,371	$46,307	$36,604
Keybank	Freddie Mac loans	February 2022	SOFR + 1.41%	100,000	13,495	13,268	50,408
East West Bank	SBA loans	October 2022	Prime - 0.821% to + 0.00%	75,000	66,441	50,201	40,542
Credit Suisse	Acquired loans (non USD)	December 2021	Euribor + 2.50% to 3.00%	231,600	51,781	40,250	36,840
Comerica Bank	Residential loans	June 2022	1M L + 1.75%	100,000	95,254	89,793	78,312
TBK Bank	Residential loans	October 2021	Variable Pricing	150,000	118,217	116,628	123,951
Origin Bank	Residential loans	September 2022	Variable Pricing	60,000	32,985	31,840	27,450
Associated Bank	Residential loans	November 2021	1M L + 1.50%	60,000	32,012	30,631	15,556
East West Bank	Residential MSRs	September 2023	1M L + 2.50%	50,000	76,325	49,400	34,400
Credit Suisse	Purchased future receivables	October 2023	1M L + 4.50%	50,000	6,567	1,000	—
Bank of the Sierra	Real estate	August 2050	3.25% to 3.45%	22,770	32,428	22,281	22,611
Western Alliance	Residential loans	July 2022	3.75% to 4.75%	50,000	350	335	—
Total borrowings under credit facilities and other financing agreements				$1,149,370	$587,226	$491,934	$466,674
Citibank	Fixed rate, Transitional, Acquired loans	October 2021	1M L + 2.00% to 3.00%	$500,000	$142,163	$110,773	$210,735
Deutsche Bank	Fixed rate, Transitional loans	November 2021	3M L + 2.00% to 2.40%	350,000	308,636	225,974	190,567
JPMorgan	Transitional loans	November 2022	1M L + 2.00% to 2.75%	700,000	858,005	636,171	247,616
Performance Trust	Acquired loans	March 2024	1M T + 2.00%	174,000	98,071	84,419	—
Credit Suisse	Fixed rate, Transitional, Acquired loans	May 2022	1M L + 2.00% to 2.35%	500,000	252,998	184,892	—
Credit Suisse	Residential loans	December 2021	L + 3.00%	100,000	74,994	60,390	—
JPMorgan	MBS	October 2021	1.15% to 1.63%	33,338	57,770	33,338	65,407
Deutsche Bank	MBS	October 2021	2.38%	12,956	19,777	12,956	16,354
Citibank	MBS	October 2021	2.33%	48,094	83,231	48,094	58,076
RBC	MBS	October 2021	1.31% to 1.96%	62,458	93,061	62,458	38,814
CSFB	MBS	October 2021	2.40% to 2.95%	58,786	108,138	58,786	—
Various	MBS	October 2021	Variable Pricing	33,884	53,148	33,884	—
Total borrowings under repurchase agreements				$2,573,516	$2,149,992	$1,552,135	$827,569
Total secured borrowings				$3,722,886	$2,737,218	$2,044,069	$1,294,243

In the table above:

●	The current facility size for borrowings under credit facilities due to Credit Suisse is €200.0 million, but has been converted into USD for purposes of this disclosure.
●	The weighted average interest rate of borrowings under credit facilities was 2.8% and 2.8% as of September 30, 2021 and December 31, 2020, respectively.
●	The weighted average interest rate of borrowings under repurchase agreements was 2.0% and 3.3% as of September 30, 2021 and December 31, 2020, respectively.
●	The agreements governing secured borrowings require maintenance of certain financial and debt covenants. The Company received a waiver from certain financing counterparties to exclude the Paycheck Protection Program Liquidity Fund from certain covenant calculations as of September 30, 2021 and therefore was in compliance with all debt and financial covenants as of the current period ended. The Company was in compliance with all debt and financial covenants as of December 31, 2020.

Financing facilities

Deutsche Bank loan repurchase facility. Our subsidiaries, ReadyCap Commercial, LLC (“ReadyCap Commercial”), Sutherland Asset I, LLC (“Sutherland Asset I”), Ready Capital Subsidiary REIT I, LLC (“Ready Capital Sub-REIT”) and Sutherland Warehouse Trust II, LLC (“Sutherland Warehouse Trust II”) renewed their master repurchase agreement in February 2020, pursuant to which ReadyCap Commercial, Sutherland Asset I, Ready Capital Sub REIT and Sutherland Warehouse Trust II may be advanced an aggregate principal amount of up to $350 million on originated mortgage loans (the “DB Loan Repurchase Facility”). As of September 30, 2021, we had $226.0 million outstanding under the DB Loan Repurchase Facility. The DB Loan Repurchase Facility is used to finance SBC loans, and the interest rate is LIBOR plus a spread, which varies depending on the type and age of the loan. The DB Loan Repurchase Facility has been extended through November 2021 and our subsidiaries have an option to extend the DB Loan Repurchase Facility for an additional year, subject to certain conditions. ReadyCap Commercial’s, Sutherland Asset I’s, Ready Capital Sub REIT’s and Sutherland Warehouse Trust II’s obligations are fully guaranteed by us.

The eligible assets for the DB Loan Repurchase Facility are loans secured by a first mortgage lien on commercial properties subject to certain eligibility criteria, such as property type, geographical location, LTV ratios, debt yield and debt service coverage ratios. The principal amount paid by the bank for each mortgage loan is based on a percentage of the lesser of the mortgaged property value or the principal balance of such mortgage loan. ReadyCap Commercial, Sutherland Asset I, Ready Capital Sub REIT and Sutherland Warehouse Trust II paid the bank an up-front fee and are also required to pay the bank availability fees, and a minimum utilization fee for the DB Loan Repurchase Facility, as well as certain other administrative costs and expenses. The DB Loan Repurchase Facility also includes financial maintenance covenants applicable to Sutherland Partners L.P., which include (i) an adjusted tangible net worth that does not decline by more than 25% in any calendar quarter, 35% in any calendar year or 50% from the highest adjusted tangible net worth set forth in recent audited financial statements, (ii) a minimum liquidity amount of the greater of (a) $5 million and (b) 3% of the sum of any outstanding recourse indebtedness plus the aggregate repurchase price of the mortgage loans on the Repurchase Agreement; provided however, that no less than two-thirds of the liquidity maintained by the Guarantor to satisfy the covenant shall be cash liquidity, (iii) a debt-to-assets ratio no greater than 80% and (iv) a tangible net worth at least equal to the sum of (a) the product of 1/15 and the amount of all non-recourse indebtedness (excluding the aggregate repurchase price) and other securitization indebtedness and (b) the product of 1/3 and the sum of the aggregate repurchase price and all recourse indebtedness.

JPMorgan loan repurchase facility. Our subsidiaries, ReadyCap Warehouse Financing, LLC (“ReadyCap Warehouse Financing”) and Sutherland Warehouse Trust, LLC (“Sutherland Warehouse Trust”) entered into a master repurchase agreement in December 2015, pursuant to which ReadyCap Warehouse Financing and Sutherland Warehouse Trust, may sell, and later repurchase, mortgage loans in an aggregate principal amount of up to $400 million. As of October 2019, Ready Capital Mortgage Depositor II, LLC (“Ready Capital Mortgage Depositor II”) was added to the agreement. Our subsidiaries renewed their master repurchase agreement with JPMorgan in November 2020 (the “JPM Loan Repurchase Facility”). In January 2021 the facility was amended for an upsize to $650 million from an effective date of January 14, 2021, through but excluding April 30, 2021, and thereafter downsized to $400 million. In June 2021, the facility was amended for an upsize to $600 million. In September 2021, the facility was amended for an upsize to $700 million. As of September 30, 2021, we had $636.2 million outstanding under the JPM Loan Repurchase Facility. The JPM Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is LIBOR plus a spread, which is determined by the lender on an asset-by-asset basis. The JPM Loan Repurchase Facility is committed through November 2022, and up to 25% of the then current unpaid obligations of ReadyCap Warehouse Financing, Sutherland Warehouse Trust and Ready Capital Mortgage Depositor II, LLC Trust are guaranteed by us.

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

Performance Trust repurchase agreement. Our subsidiaries, ReadyCap Commercial, LLC and Sutherland Asset I, LLC entered a master repurchase agreement in March 2021, pursuant to which ReadyCap Commercial, LLC and Sutherland Asset I, LLC may be advanced an aggregate principal amount of up to $113 million on performing and non-performing acquired legacy small balance commercial loans (the “Performance Trust Loan Repurchase Facility”). In June 2021 the facility was amended for an upsize to $123 million. In July 2021 the facility was amended for an upsize to $143 million. In August 2021 the facility was amended for an upsize to $169 million. In September 2021 the facility was amended for an upsize to $174 million. As of September 30, 2021, we had $84.4 million outstanding under the Performance Trust Loan Repurchase Facility. The Performance Trust Loan Repurchase Facility is committed until March 2024, and up to 25% of the then current unpaid obligations of ReadyCap Commercial, LLC and Sutherland Asset I, LLC are guaranteed by us.

Citibank loan repurchase agreement. Our subsidiaries, Waterfall Commercial Depositor, LLC, Sutherland Asset I, LLC, ReadyCap Commercial, LLC and Ready Capital Subsidiary REIT I, LLC renewed a master repurchase agreement in October 2020 with Citibank, N.A., pursuant to where these subsidiaries may sell, and later repurchase, a trust certificate (the “Trust Certificate”), representing interests in mortgage loans in an aggregate principal amount of up to $500 million. As of September 30, 2021, we had $110.8 million outstanding under the Citi Loan Repurchase Facility. The Citi Loan Repurchase Facility is used to finance SBC loans, and the interest rate is one month LIBOR plus a spread, depending on asset characteristics. The Citi Loan Repurchase Facility is committed for a period of 364 days, and up to 25% of the then current unpaid obligations of Waterfall Commercial Depositor, Sutherland Asset I, Ready Capital Sub REIT and ReadyCap Commercial, LLC are guaranteed by us.

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

Credit Suisse repurchase agreement. Our subsidiaries, ReadyCap Warehouse Financing II, LLC and Sutherland Asset I-CS, LLC entered a master repurchase agreement in May 2021, pursuant to which Ready Cap Warehouse Financing II, LLC and Sutherland Asset I-CS, LLC may be advanced an aggregate principal amount of up to $500 million on newly originated and acquired commercial products (excluding SBA and Freddie Small Balance Loans) (the “Credit Suisse Loan Repurchase Facility”). As of September 30, 2021, we had $184.9 million outstanding under the Credit Suisse Loan Repurchase Facility. The Credit Suisse Loan Repurchase Facility is committed until May 2022, and obligations of ReadyCap Warehouse Financing II, LLC and Sutherland Asset I-CS, LLC are guaranteed by us.

Securities repurchase agreements. As of September 30, 2021, we had $249.5 million of secured borrowings related to ABS and pledged Trust Certificates with various counterparties.

General statements regarding loan and securities repurchase facilities. As of September 30, 2021, we had $1.7 billion in carrying value of loans pledged against our borrowings under the loan repurchase facilities and $415.1 million in carrying value fair value of ABS pledged against our securities repurchase agreement borrowings.

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

JPMorgan credit facility. We amended our credit facility with JPMorgan in June 2021 providing for a total borrowing capacity of up to $200 million. As of September 30, 2021, we had $46.3 million outstanding under this credit facility. Under this facility, RCL and Sutherland 2016-1 JPM Grantor Trust pledge loans guaranteed by the SBA under the SBA Section 7(a) Loan Program, SBA 504 loans and other loans. We act as a guarantor under this facility. The agreement contains financial maintenance covenants, which include (i) total stockholders’ equity must not be permitted to be less than the sum of (a) 60% of total stockholders’ equity as of the most recent renewal date of the facility plus (b) 50% of the net proceeds of any equity issuance after the most recent renewal date (ii) maximum leverage of 3:1, excluding non-recourse indebtedness and (iii) liquidity equal to at least the lesser of (a) 4% of the sum of (without duplication) (1) any outstanding recourse indebtedness plus (2) the aggregate amount of indebtedness outstanding under the agreement. The amended terms have an interest rate based on loan type ranging from one month LIBOR (reset daily), plus a spread.

As of September 30, 2021, we had a leverage ratio of 2.2x on a recourse debt-to-equity basis.

We maintain certain assets, which, from time to time, may include cash, unpledged SBC loans, SBC ABS and short-term investments (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by our counterparties, or collectively, the “Cushion”, to meet routine margin calls and protect against unforeseen reductions in our borrowing capabilities. Our ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of our investments, our cash position and margin requirements. Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs.

East West Bank credit facility. RCL renewed a senior secured revolving credit facility with East West Bank in October 2020, which provides financing of up to $50.0 million. In May 2021 the facility was amended for an upsize to $75 million. The agreement extends for two years, with an additional one-year extension at the Company’s request and pays interest equal to the Prime Rate minus 0.821% on SBA 7(a) guaranteed loans and the Prime Rate plus 0.000% on non-guaranteed loans.

Other credit facilities. GMFS funds its origination platform through warehouse lines of credit with six counterparties with total borrowings outstanding of $318.6 million as of September 30, 2021. GMFS utilizes committed warehouse lines of credit agreements ranging from $50 million to $150 million, with expiration dates between October 2021 and September 2023. The lines of credit are collateralized by the underlying mortgages, related documents, and instruments, and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved. These agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. In addition, in connection with the acquisition of ANH, we assumed approximately $2.0 billion of secured borrowings, of which approximately $1.7 billion has been repaid as of September 30, 2021.

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

The termination date of the agreement shall mean the date as of which all of the PPP loans related to a participation sold have been paid in full and all collections with respect thereto have been paid, or when we no longer hold legal title to any PPP loan related to a participation sold. As such, this financing agreement was fully repaid in June 2021 and therefore, has been terminated.

Paycheck Protection Program Facility borrowings. RCL utilizes the ability to receive advances from the Federal Reserve through the Paycheck Protection Program Facility (“PPPLF”). Loans are participated with a PPP participant bank in accordance with the financing agreement described above, repurchased from such PPP participant bank, and then pledged using PPPLF. The program charges an interest rate of 0.35%. As of September 30, 2021, we had approximately $1.9 billion outstanding under this credit facility.

Public debt offerings

Convertible notes. On August 9, 2017, we closed an underwritten public sale of $115.0 million aggregate principal amount of its 7.00% convertible senior notes due 2023 (the “Convertible Notes”). The Convertible Notes will mature on August 15, 2023, unless earlier repurchased, redeemed or converted. During certain periods and subject to certain conditions, the Convertible Notes will be convertible by holders into shares of our common stock. As of September 30, 2021, the conversion rate was 1.6146 shares of common stock per $25 principal amount of the Convertible Notes, which equals conversion price of approximately $15.48 per share of our common stock. Upon conversion, holders will receive, at our discretion, cash, shares of our common stock or a combination thereof.

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

Junior subordinated notes. On March 19, 2021, we completed the ANH Merger which included the Company taking on the outstanding junior subordinated notes (“Junior subordinated notes”) issued of ANH. On March 15, 2005 ANH issued $37.38 million of junior subordinated notes to a newly formed statutory trust, Anworth Capital Trust I, organized by ANH under Delaware law. The trust issued $36.25 million in trust preferred securities, of which $15 million were for I-A notes and $21,250,000 for I-B notes, to unrelated third party investors. Both the junior subordinated notes and the trust preferred securities require quarterly payments and bear interest at the prevailing three-month LIBOR rate plus 3.10%, reset quarterly. Both the junior subordinated notes and the trust preferred securities will mature in 2035 and are currently redeemable, at our option, in whole or in part, without penalty. ANH used the net proceeds of this issuance to invest in Agency MBS. In accordance with ASC 810-10, Anworth Capital Trust I does not meet the requirements for consolidation.

The Debt ATM Agreement

On May 20, 2021, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”), pursuant to which we may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”) (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and us. During the three months ended September 30, 2021, we did not sell any amount of the 6.20% 2026 Notes or the 5.75% 2026 Notes through the Debt ATM Program.

Other long term financing

ReadyCap Holdings 7.50% senior secured notes due 2022. During 2017, ReadyCap Holdings LLC, a subsidiary of the Company, issued $140.0 million in 7.50% Senior Secured Notes due 2022. On January 30, 2018, ReadyCap Holdings LLC, issued an additional $40.0 million in aggregate principal amount of 7.50% Senior Secured Notes due 2022, which have identical terms (other than issue date, issue price and the date from which interest will accrue) to the notes issued during 2017 (collectively “the Senior Secured Notes”). The additional $40.0 million in Senior Secured Notes were priced with a yield to par call date of 6.5%. Payments of the amounts due on the Senior Secured Notes are fully and unconditionally guaranteed by the Company and its subsidiaries: Sutherland Partners L.P., Sutherland Asset I, LLC, and ReadyCap Commercial. The funds were used to fund new SBC and SBA loan originations and new SBC loan acquisitions.

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

On October 20, 2021, the Company redeemed  all of the outstanding Senior Secured Notes.

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

The table below presents information on the securitization structures and related issued tranches of notes to investors.

Deal Name	Collateral Asset Class	Issuance	Active / Collapsed	Bonds Issued (in $ millions)
Trusts (Firm sponsored)
Waterfall Victoria Mortgage Trust 2011-1 (SBC1)	SBC Acquired loans	February 2011	Collapsed	$40.5
Waterfall Victoria Mortgage Trust 2011-3 (SBC3)	SBC Acquired loans	October 2011	Collapsed	143.4
Sutherland Commercial Mortgage Trust 2015-4 (SBC4)	SBC Acquired loans	August 2015	Collapsed	125.4
Sutherland Commercial Mortgage Trust 2018 (SBC7)	SBC Acquired loans	November 2018	Collapsed	217.0
ReadyCap Lending Small Business Trust 2015-1 (RCLT 2015-1)	Acquired SBA 7(a) loans	June 2015	Collapsed	189.5
ReadyCap Lending Small Business Loan Trust 2019-2 (RCLT 2019-2)	Originated SBA 7(a) loans, Acquired SBA 7(a) loans	December 2019	Active	131.0

Real Estate Mortgage Investment Conduits (REMICs)
ReadyCap Commercial Mortgage Trust 2014-1 (RCMT 2014-1)	SBC Originated conventional	September 2014	Active	$181.7
ReadyCap Commercial Mortgage Trust 2015-2 (RCMT 2015-2)	SBC Originated conventional	November 2015	Active	218.8
ReadyCap Commercial Mortgage Trust 2016-3 (RCMT 2016-3)	SBC Originated conventional	November 2016	Active	162.1
ReadyCap Commercial Mortgage Trust 2018-4 (RCMT 2018-4)	SBC Originated conventional	March 2018	Active	165.0
Ready Capital Mortgage Trust 2019-5 (RCMT 2019-5)	SBC Originated conventional	January 2019	Active	355.8
Ready Capital Mortgage Trust 2019-6 (RCMT 2019-6)	SBC Originated conventional	November 2019	Active	430.7
Waterfall Victoria Mortgage Trust 2011-2 (SBC2)	SBC Acquired loans	March 2011	Collapsed	97.6
Sutherland Commercial Mortgage Trust 2018 (SBC6)	SBC Acquired loans	August 2017	Active	154.9
Sutherland Commercial Mortgage Trust 2019 (SBC8)	SBC Acquired loans	June 2019	Active	306.5
Sutherland Commercial Mortgage Trust 2020 (SBC9)	SBC Acquired loans	June 2020	Active	203.6
Sutherland Commercial Mortgage Trust 2021 (SBC10)	SBC Acquired loans	May 2021	Active	232.6

Collateralized Loan Obligations (CLOs)
Ready Capital Mortgage Financing 2017– FL1	SBC Originated transitional	August 2017	Collapsed	$198.8
Ready Capital Mortgage Financing 2018 – FL2	SBC Originated transitional	June 2018	Collapsed	217.1
Ready Capital Mortgage Financing 2019 – FL3	SBC Originated transitional	April 2019	Active	320.2
Ready Capital Mortgage Financing 2020 – FL4	SBC Originated transitional	June 2020	Active	405.3
Ready Capital Mortgage Financing 2021 – FL5	SBC Originated transitional	March 2021	Active	628.9
Ready Capital Mortgage Financing 2021 – FL6	SBC Originated transitional	August 2021	Active	652.5

Trusts (Non-firm sponsored)
Freddie Mac Small Balance Mortgage Trust 2016-SB11	Originated agency multi-family	January 2016	Active	$110.0
Freddie Mac Small Balance Mortgage Trust 2016-SB18	Originated agency multi-family	July 2016	Active	118.0
Freddie Mac Small Balance Mortgage Trust 2017-SB33	Originated agency multi-family	June 2017	Active	197.9
Freddie Mac Small Balance Mortgage Trust 2018-SB45	Originated agency multi-family	January 2018	Active	362.0
Freddie Mac Small Balance Mortgage Trust 2018-SB52	Originated agency multi-family	September 2018	Active	505.0
Freddie Mac Small Balance Mortgage Trust 2018-SB56	Originated agency multi-family	December 2018	Active	507.3
Key Commercial Mortgage Trust 2020-S3(1)	SBC Originated conventional	September 2020	Active	263.2
(1) Contributed portion of assets into trust

We used the proceeds from the sale of the tranches issued to purchase and originate SBC and SBA loans. We are the primary beneficiary of all firm sponsored securitizations, therefore they are consolidated in our financial statements.

Contractual Obligations and Off-Balance Sheet Arrangements

Other than the items referenced above, there have been no material changes to our contractual obligations for the three and nine months ended September 30, 2021. See Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations" in the Company's annual report on Form 10-K for further details. As of the date of this quarterly report on Form 10-Q, we had no off-balance sheet arrangements, other than as disclosed.

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

The COVID-19 pandemic has adversely impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in property renovations currently planned or underway. These negative conditions may persist into the future and impair borrower’s ability to pay principal and interest due under our loan agreements. We maintain robust asset management relationships with our borrowers and have leveraged these relationships to address the potential impact of the COVID-19 pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality and retail assets. Some of our borrowers have indicated that due to the impact of the COVID-19 pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. Accordingly, we have discussed with our borrower’s potential near-term defensive loan modifications, which could include repurposing of reserves, temporary deferrals of interest, or performance test or covenant waivers on loans collateralized by assets directly impacted by the COVID-19 pandemic, and which would typically be coupled with an additional equity commitment and/or guaranty from sponsors. As of September 30, 2021, approximately 0.1% of the loans in our commercial real estate portfolio are in forbearance plans. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

The table below projects the impact on our interest income and expense for the twelve month period following September 30, 2021, assuming an immediate increase or decrease of 25, 50, 75, and 100 basis points in LIBOR.

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans held for investment	$8,245	$16,478	$24,712	$32,945	$(922)	$(1,714)	$(2,483)	$(3,251)
Interest rate swap hedges	1,119	2,238	3,357	4,475	(1,119)	(2,238)	(3,357)	(4,475)
Mortgage backed securities	213	426	640	853	(156)	(219)	(278)	(337)
Total	$9,577	$19,142	$28,709	$38,273	$(2,197)	$(4,171)	$(6,118)	$(8,063)
Liabilities:
Recourse debt	$(4,328)	$(8,655)	$(13,067)	$(17,498)	$1,342	$1,421	$1,452	$1,452
Non-recourse debt	(4,063)	(8,137)	(11,529)	(15,603)	1,921	1,933	1,945	1,956
Total	$(8,391)	$(16,792)	$(24,596)	$(33,101)	$3,263	$3,354	$3,397	$3,408
Total Net Impact to Net Interest Income (Expense)	$1,186	$2,350	$4,113	$5,172	$1,066	$(817)	$(2,721)	$(4,655)

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

The table below presents exposure to repurchase agreements and credit facilities counterparties as of September 30, 2021.

(in thousands)	Borrowings under repurchase agreements and credit facilities (1)	Assets pledged on borrowings under repurchase agreements and credit facilities	Net Exposure	Exposure as a Percentage of Total Assets
Total Counterparty Exposure	$ 2,044,069	$ 2,737,218	$ 693,149	7.5%

(1) The exposure reflects the difference between (a) the amount loaned to the Company through repurchase agreements and credit facilities, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets

The table below presents information with respect to any counterparty for repurchase agreements for which our Company had greater than 5% of stockholders’ equity at risk in the aggregate as of September 30, 2021.

(in thousands)	Counterparty Rating (1)	Amount of Risk (2)	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
Credit Suisse AG	A+ / A1	$ 142,167	5	11.6%
Deutsche Bank AG	BBB+/A2	$ 89,483	2	7.3%
JPMorgan Chase Bank, N.A.	A+ / Aa2	$ 246,266	14	20.0%
Citibank, N.A.	A+ / Aa3	$ 66,527	1	5.4%

(1) The counterparty ratings presented are the long-term issuer credit rating for JP Morgan, Credit Suisse and Deutsche Bank the long-term bank deposits rating for Citibank, as rated September 30, 2021 by S&P and Moody’s, respectively.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities Exchange Act of 1934, as amended (the "Exchange Act"), reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2021. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business.

On February 24, 2021, Sheila Baker and Merle W. Bundick purported shareholders of Anworth, filed lawsuits in the California Superior Court, styled Baker v. McAdams, et al., No. 21STCV07569 (the “Baker Action”) and Bundick v. McAdams, et al., No. 21STCV07571 (the “Bundick Action”). On March 2, 2021, Benjamin Gigli, a purported shareholder of Anworth, also filed a lawsuit in California Superior Court, styled Gigli v. McAdams, et al., No. 21STCV08413 (the “Gigli Action,” and together with the Baker Action and the Bundick Action, the “California State Court Actions”). The California State Court Actions were filed against the Anworth Board. The complaints in the California State Court Actions assert that the Anworth Board breached their fiduciary duties by failing to properly consider acquisition proposals that were purportedly superior to the Merger, agreeing to purportedly unreasonable deal protections in connection with the

Merger, and authorizing the issuance of the Form 424B3 filed on February 9, 2021, which allegedly contained materially misleading information. The California State Court Actions seek, among other things, rescissory damages and an award of attorneys’ and experts’ fees. On May 26, 2021, the California State Court Actions were consolidated and restyled In re Anworth Mortgage Asset Corporation Stockholder Litigation, Lead Case No. 21STCV07569.  A consolidated amended complaint was filed by Sheila Baker, Merle W. Bundick, and Benjamin Gigli (together, the “Plaintiffs”) on June 14, 2021, and the Anworth Board filed a Demurrer seeking to dismiss the consolidated amended complaint on August 13, 2021.  Plaintiffs opposed the Anworth Board’s Demurrer on September 13, 2021, and the Anworth Board filed their reply brief on October 4, 2021.  A hearing on the Anworth Board’s Demurrer was scheduled for October 27, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares Repurchase Program

On March 6, 2018, the Company's Board of Directors approved a share repurchase program authorizing, but not obligating, the repurchase of up to $20.0 million of its common stock, which was increased by an additional $5 million on August 4, 2020, bringing the total authorized and available under the program to $25 million. The Company expects to acquire shares through open market or privately negotiated transactions. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors.

The table below provides information with respect to common purchases by the Company during the quarter.

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program		Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
July	—	—	—		14,508,964
August	—	—	—		14,508,964
September	8,062	15.21	8,062	(1)	14,386,341
Totals / Averages	8,062	$15.21	8,062		$14,386,341

(1) Certain of our employees surrendered common stock owned by them to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock units. The price paid per share is based on the price of our common stock as of the date of the withholding.

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

Ready Capital Corporation

Date: November 5, 2021	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board and Chief Executive
(Principal Executive Officer)

Date: November 5, 2021	By:	/s/ Andrew Ahlborn
Andrew Ahlborn
Chief Financial Officer
(Principal Accounting and Financial Officer)