Form 10-K
period 2021-12-31
Ready Capital Corp
filed 2022-02-28
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

7.00% Convertible Senior Notes due 2023

6.20% Senior Notes due 2026

5.75% Senior Notes due 2026

	RC RC PRC RC PRE RCA RCB RCC	New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

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

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $914.4 million based on the closing sales price of the registrant’s common stock on June 30, 2021 as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The registrant has 83,328,441 shares of common stock, par value $0.0001 per share, outstanding as of February 28, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2022 annual meeting of stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this annual report on Form 10-K within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Forward-looking statements contained in this annual report reflect our current views about future events and are inherently subject to substantial risks and uncertainties, many of which are difficult to predict and beyond our control, that may cause our actual results to materially differ These forward-looking statements include information about possible or assumed future results of our operations, financial condition, liquidity, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or other comparable terminology, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

●	the severity and duration of the novel coronavirus (“COVID-19”) pandemic and its impact on our business and operations, financial condition, results of operations, liquidity and capital resources;

●	the impact of the COVID-19 pandemic on our borrowers, the real estate industry and global markets;

●	our investment objectives and business strategy;

●	our ability to borrow funds or otherwise raise capital on favorable terms;

●	our expected leverage;

●	our expected investments;

●	estimates or statements relating to, and our ability to make, future distributions;

●	projected capital and operating expenditures;

●	availability of qualified personnel;

●	prepayment rates;

●	projected default rates;

●	increased rates of default and/or decreased recovery rates on our investments;

●	changes in interest rates, interest rate spreads, the yield curve or prepayment rates; changes in prepayments of our assets;

●	our ability to complete the contemplated acquisition of the Mosaic Funds (as defined herein) and achieve the expected synergies, cost savings and other benefits from the acquisition of the Mosaic Funds;

●	risks associated with achieving expected synergies, cost savings and other benefits from acquisitions, including the contemplated acquisition of the Mosaic Funds, and our increased scale;

●	risks related to integrating a construction lending platform into our existing operations and the origination and ownership of construction loans, which are subject to additional risks as compared to loans secured by existing structures or land, following the contemplated acquisition of the Mosaic Funds;

●	market, industry and economic trends;

●	our ability to compete in the marketplace;

●	the availability of attractive risk-adjusted investment opportunities in small to medium balance commercial loans (“SBC loans”), loans guaranteed by the U.S. Small Business Administration (the “SBA”) under its Section 7(a) loan program (the “SBA Section 7(a) Program”), mortgage backed securities (“MBS”), residential mortgage loans and other real estate-related investments that satisfy our investment objectives and strategies;

●	general volatility of the capital markets;

●	changes in our investment objectives and business strategy;

●	the availability, terms and deployment of capital;

●	the availability of suitable investment opportunities;

●	recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Department of the Treasury (“Treasury”) and the Board of Governors of the Federal Reserve System, the Federal Depositary Insurance Corporation, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac” and together with Fannie Mae, the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), Federal Housing Administration (“FHA”) Mortgagee, U.S. Department of Agriculture (“USDA”), U.S. Department of Veterans Affairs (“VA”) and the U.S. Securities and Exchange Commission (“SEC”);

●	applicable regulatory changes;

●	changes in our assets, interest rates or the general economy;

●	mortgage loan modification programs and future legislative actions;

●	our ability to maintain our qualification as a real estate investment trust (“REIT”) and limitations on our business as a result of our qualification as a REIT;

●	our ability to maintain our exemption from qualification under the Investment Company Act of 1940, as amended (the “1940 Act”);

●	factors described in this annual report on Form 10-K, including those set forth under the captions “Risk Factors” and “Business”;

●	our dependence on our external advisor, Waterfall Asset Management, LLC (“Waterfall” or the “Manager”), and our ability to find a suitable replacement if we or Waterfall were to terminate the management agreement we have entered into with Waterfall (the “management agreement”); and

●	the degree and nature of our competition, including competition for SBC loans, MBS, residential mortgage loans and other real estate-related investments that satisfy our investment objectives and strategies.

Upon the occurrence of these or other factors, our business, financial condition, liquidity and consolidated results of operations may vary materially from those expressed in, or implied by, any such forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements apply only as of the date of this annual report on Form 10-K. We are not obligated, and do not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form 10-K.

RISK FACTOR SUMMARY

We are subject to a variety of risks that are inherent to our business, including risks that may prevent us from achieving our business objectives or may adversely affect our financial condition, results of operations and liquidity. The following list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. The risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth in Item 1A. “Risk Factors” of this annual report on Form 10-K.

●	We depend on Waterfall and its key personnel for our success and we may not find a suitable replacement for Waterfall if the management agreement with Waterfall is terminated, or if key personnel leave the employment of Waterfall or otherwise become unavailable to us;

●	There are various conflicts of interest in our relationship with Waterfall which could result in decisions that are not in the best interests of our stockholders;

●	The termination of the management agreement may be difficult and require payment of a substantial termination fee or other amounts, including in the case of termination for unsatisfactory performance, which may adversely affect our inclination to end our relationship with Waterfall;

●	The ongoing COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and to our business, and may continue to have an adverse impact on our performance, financial condition and results of operations;

●	The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets;

●	We anticipate a significant portion of our investments will be in the form of SBC loans that are subject to risks, such as credit risk;

●	Some of the mortgage loans we will originate or acquire are loans made to self-employed borrowers who have a higher risk of delinquency and default, which could have a material and adverse effect on our business, results of operations and financial condition;

●	New entrants in the market for SBC loans could adversely impact our ability to acquire such loans at attractive prices and originate such loans at attractive risk-adjusted returns;

●	We cannot predict the unintended consequences and market distortions that may stem from far-ranging interventions in the financial system and oversight of financial markets;

●	Maintenance of our 1940 Act exception imposes limits on our operations;

●	Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions and changes in such rules, accounting interpretations or our assumptions could adversely impact our ability to timely and accurately prepare our consolidated financial statements;

●	Provisions for credit losses under the Current Expected Credit Loss (“CECL”) model are difficult to estimate;

●	Our board of directors will not approve each investment and financing decision made by Waterfall unless required by our investment guidelines;

●	We use leverage as part of our investment strategy, but we do not have a formal policy limiting the amount of debt we may incur, and our board of directors may change our leverage policy without stockholder consent;

●	We may enter into hedging transactions that could expose us to contingent liabilities in the future and adversely impact our financial condition;

●	Complying with REIT requirements may force us to liquidate or forego otherwise attractive investments, which could reduce returns on our assets and adversely affect returns to our stockholders;

●	The percentage of our assets represented by taxable REIT subsidiaries (“TRSs”) and the amount of our income that we can receive in the form of TRS dividends and interest are subject to statutory limitations that could jeopardize our REIT qualification and could limit our ability to acquire or force us to liquidate otherwise attractive investments; and

●	Even if we qualify as a REIT, we may face tax liabilities that reduce our cash flow.

PART I

Item 1. Business

In this Annual Report on Form 10-K, we refer to Ready Capital Corporation and its subsidiaries as “we,” “us,” “our,” or “our Company” unless we specifically state otherwise or the context indicates otherwise.

General

We are a multi-strategy real estate finance company that originates, acquires, finances, and services SBC loans, SBA loans, residential mortgage loans, and to a lesser extent, MBS collateralized primarily by SBC loans, or other real estate-related investments. Our loans range in original principal amounts generally up to $40 million and are used by businesses to purchase real estate used in their operations or by investors seeking to acquire multi-family, office, retail, mixed use or warehouse properties. Our objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends as well as through capital appreciation. In order to achieve this objective, we continue to grow our investment portfolio and believe that the breadth of our full service real estate finance platform will allow us to adapt to market conditions and deploy capital to asset classes and segments with the most attractive risk-adjusted returns. We report our activities in the following three operating segments:

●	SBC Lending and Acquisitions. We originate SBC loans secured by stabilized or transitional investor properties using multiple loan origination channels through our wholly-owned subsidiary, ReadyCap Commercial, LLC (“ReadyCap Commercial”). These originated loans are generally held-for-investment or placed into securitization structures. As part of this segment, we originate and service multi-family loans under the Federal Home Loan Mortgage Corporation’s Small Balance Loan Program (“Freddie Mac” and the “Freddie Mac program”). These originated loans are held for sale, then sold to Freddie Mac. We provide construction and permanent financing for the preservation and construction of affordable housing, primarily utilizing tax-exempt bonds through Red Stone and its affiliates (“Red Stone”), a wholly owned subsidiary.

In addition, we acquire small balance commercial loans as part of our business strategy. We hold performing SBC loans to term and seek to maximize the value of the non-performing SBC loans acquired by us through borrower-based resolution strategies. We typically acquire non-performing loans at a discount to their unpaid principal balance (“UPB”) when we believe that resolution of the loans will provide attractive risk-adjusted returns.

●	Small Business Lending. We acquire, originate and service owner-occupied loans guaranteed by the SBA under its SBA Section 7(a) Program through our wholly-owned subsidiary, ReadyCap Lending, LLC (“ReadyCap Lending”). We hold an SBA license as one of only 14 non-bank Small Business Lending Companies (“SBLCs”) and have been granted preferred lender status by the SBA. These originated loans are either held-for-investment, placed into securitization structures, or sold. We also acquire purchased future receivables through Knight Capital LLC (“Knight Capital”), which is a technology-driven platform that provides working capital to small and medium sized businesses across the United States.

●	Residential Mortgage Banking. We operate our residential mortgage loan origination segment through our wholly-owned subsidiary, GMFS, LLC ("GMFS"). GMFS originates residential mortgage loans eligible to be purchased, guaranteed or insured by the Federal National Mortgage Association (“Fannie Mae”), Freddie Mac, Federal Housing Administration (“FHA”), U.S. Department of Agriculture (“USDA”) and U.S. Department of Veterans Affairs (“VA”) through retail, correspondent and broker channels. These originated loans are then sold to third parties, primarily agency lending programs.

Prior to the fourth quarter of 2021, we reported our activities in the following four business segments: Acquisitions, SBC Originations, Small Business Lending and Residential Mortgage Banking. Our Chief Executive Officer, as our Chief Operating Decision Maker (“CODM”), realigned our business segments to incorporate results from our Acquisitions segment in our SBC Lending and Acquisitions segment. We believe this to be more closely aligned with the activities of and projections for our business models. We have recast prior period amounts and segment information to conform to this presentation.

We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). So long as we qualify as a REIT, we are generally not subject to U.S. federal income tax on our net taxable income to the extent that we annually distribute dividends equal to at least 90% of our net taxable income to stockholders. We are organized in a traditional umbrella partnership REIT (“UpREIT”) format pursuant to which we serve as the general partner of and conduct substantially all of our business through Sutherland Partners, LP (our “operating partnership”). We also intend to operate our business in a manner that will permit us to be excluded from registration as an investment company under the 1940 Act.

Our Manager

We are externally managed and advised by Waterfall, an SEC registered investment adviser. Formed in 2005, Waterfall specializes in acquiring, managing, servicing and financing SBC and residential mortgage loans, as well as asset backed securities (“ABS”) and MBS. Waterfall has extensive experience in performing and non-performing loan acquisition, resolution and financing strategies. Waterfall’s investment committee is chaired by Thomas Capasse and Jack Ross, who serve as our Chief Executive Officer and President, respectively. Messrs. Capasse and Ross, who are co-founders of Waterfall, each have over 30 years of experience in managing and financing a range of financial assets, including having executed the first public securitization of SBC loans in 1993, through a variety of credit and interest rate environments. Messrs. Capasse and Ross have worked together in the same organization for more than 30 years. They are supported by a team of approximately 170 investment and other professionals with extensive experience in commercial mortgage credit underwriting, distressed asset acquisition and financing, SBC loan originations, commercial property valuation, capital deployment, financing strategies and legal and financial matters impacting our business.

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

Our Investment Strategy and Market Opportunities Across Our Operating Segments

Our investment strategy is to opportunistically expand our market presence in our acquisition and origination platforms and to further grow our SBC securitization capabilities which serve as a source of attractively priced, match-term financing.  Capitalizing on our experience in underwriting and managing commercial real estate loans, we have grown our SBC and SBA origination and acquisition capabilities and selectively complemented our SBC strategy with acquisitions of future receivables and residential agency mortgage originations.  As such, we have become a full-service real estate finance platform and we believe that the breadth of our business allows us to adapt to market conditions and deploy capital in our asset classes with the most attractive risk-adjusted returns.

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

The table below presents information with respect to our three business segments.

	December 31, 2021
	SBC Lending and Acquisitions	Small Business Lending	Residential Mortgage Banking
Coordinating Affiliate/ Manager	Waterfall, ReadyCap Commercial and Red Stone	ReadyCap Lending and Knight Capital	GMFS
Strategy	SBC loan originations and acquisitions	SBA loan originations, acquisitions and servicing	Residential mortgage originations and servicing
Gross Assets	$7.1 billion	$1.6 billion	$482.2 million
% Equity Allocation	89.0%	6.8%	4.2%
Personnel	143	189	298

The commercial mortgage market is largely bifurcated by loan size between “large balance” loans and “small balance” loans.  Large balance commercial loans typically include those loans with original principal balances of at least $40 million and are primarily financed by insurance companies and commercial mortgage backed securities (“CMBS”) conduits.  SBC loans typically include those loans with original principal amounts of between $500,000 and $40 million and are primarily financed by community and regional banks, specialty finance companies and loans guaranteed under the SBA loan programs.

SBC loans are used by small businesses to purchase real estate used in their operations or by investors seeking to acquire small multifamily, office, retail, mixed use or warehouse properties. SBC loans represent a special category of commercial mortgage loans, sharing both commercial and residential mortgage loan characteristics. SBC loans are typically secured by first mortgages on commercial properties or other business assets, but because SBC loans are often correlated to local housing markets and economic environments, aspects of residential mortgage credit analysis are utilized in the underwriting process. Most SBC loans are fully amortizing on a schedule of up to 30 years.

Our investment decisions with respect to allocation of capital are dependent on prevailing market conditions and may change over time in response to opportunities available in different economic and capital market environments. As a result, we cannot predict the percentage of our equity that will be invested in any particular asset or strategy at any given time.

Our Loan Portfolio

The table below presents a summary of the sourcing of our loan assets.

		December 31, 2021
(in thousands)	Segment	UPB	% of Total UPB	Carrying Value	% of Total Carrying Value
Acquired loans	SBC Lending and Acquisitions	$1,201,816	14.0%	$1,196,809	14.1%
Originated SBC loans	SBC Lending and Acquisitions	1,087,239	12.7	1,096,165	12.9
Originated Freddie Mac loans	SBC Lending and Acquisitions	41,864	0.5	42,384	0.5
Originated Transitional loans	SBC Lending and Acquisitions	4,422,524	51.5	4,386,657	51.8
Paycheck Protection Program loans	Small Business Lending	931,009	10.9	870,352	10.3
Acquired SBA 7(a) loans	Small Business Lending	197,828	2.3	185,095	2.2
Originated SBA 7(a) loans	Small Business Lending	459,150	5.4	450,005	5.3
Originated Residential Agency loans	Residential Mortgage Banking	233,762	2.7	238,491	2.8
Total		$8,575,192	100.0%	$8,465,958	100.0%

In the table above,

●	The loan carrying value includes loan assets of consolidated variable interest entities (“VIEs”) and excludes both specific and general allowance for loan losses.
●	Real estate, held for sale loans and mortgage servicing rights (“MSR”) are excluded.

As noted above, prior to the fourth quarter of 2021, we reported our activities in the following four business segments: Acquisitions, SBC Originations, Small Business Lending and Residential Mortgage Banking. Our Chief Executive Officer, as our CODM, realigned our business segments to incorporate results from our Acquisitions segment in our SBC Lending and Acquisitions segment. As a result, we report our activities in the following three operating segments: (1) SBC Lending and Acquisitions, which covers our SBC loan origination and acquisition platforms, (2) Small Business Lending, which consists of our SBA loan acquisition, origination and servicing operations as well as our platform focused on the acquisition of future receivables through Knight Capital and (3) Residential Mortgage Banking, which covers our residential mortgage loan origination segment operated through GMFS. We believe this to be more closely aligned with the activities for and projections of our business models. We have recast prior period amounts and segment information to conform to this presentation.

SBC Lending and Acquisitions

As noted above, our SBC Lending and Acquisitions segment consists of our SBC loan origination and acquisition platforms.

SBC Originations. We operate our SBC loan originations through ReadyCap Commercial. ReadyCap Commercial is a specialty-finance nationwide originator focused on originating commercial real estate mortgage loans through its agency multifamily and transitional loan programs. ReadyCap Commercial has been approved by Freddie Mac as one of 12 originators and servicers for multifamily loan products under the Freddie Mac program. ReadyCap Commercial employs approximately 105 professionals focused on originating and supporting the SBC loan origination business. We also offer construction and permanent financing for the preservation and construction of affordable housing, primarily utilizing tax-exempt bonds through Red Stone, which employs 23 professionals focused on originating and supporting the SBC loan origination business.

We originate SBC loans generally ranging in initial principal amount of between $500,000 and $40 million, and typically with an average duration of six years at origination. Our origination platform, which focuses on first mortgage loans, provides conventional SBC mortgage financing for stabilized and transitional SBC properties nationwide through the following programs:

●	Fixed mortgage loans. Loans for the acquisition or refinancing of stabilized properties secured by multifamily, office, retail, mixed use or warehouse properties. The loans are typically amortizing and have maturities of five to 20 years.

●	Transitional loans. Loans for the acquisition of properties requiring more substantial expenditures for stabilization, secured by multifamily, office, retail, mixed use or warehouse properties. The loans are generally interest-only and have a typical initial maturity profile of two to four years.

●	Freddie Mac loans. Origination of loans in initial principal amounts ranging from $1 million to $7.5 million secured by multifamily properties through the Freddie Mac program. We sell qualifying loans to Freddie Mac, which, in turn, sells such loans to securitization structures.

●	Red Stone. Loans for developers/owners of multi-family affordable rental housing utilizing streamlined tax-exempt and taxable financing solutions. The loans are typically amortizing and have maturities of 15 years.

The following table summarizes the loan features of ReadyCap Commercial’s product types.

Through December 31, 2021, we have originated approximately $11.7 billion in SBC loans since Ready Capital’s inception.  The following chart summarizes our annual SBC loan originations since 2018.

Originated SBC loans held in our portfolio had a UPB of $5.6 billion and carrying value of $5.5 billion as of December 31, 2021. Such loans, substantially all of which are performing loans, represented approximately 64.7% of the UPB and 65.6% of the carrying value of our total loan portfolio.

Waterfall’s extensive experience in securitization strategies for SBC loans dates to the first SBC ABS for performing loans and liquidating trusts for non-performing loans purchased from the Resolution Trust Corporation in 1993. We believe that in 2011, we were the first post-financial crisis issuer of SBC ABS and have since completed several SBC bond issuances backed by newly originated and acquired SBC and SBA 7(a) loan assets. We finance our SBC loans primarily through term-match securitizations.

The table below summarizes our originated SBC loan securitization activities.

					December 31, 2021
(in millions)	Asset Class	Issuance	Bonds Issued	Weighted Average Debt Cost	Outstanding Balances
RCMT 2014-1	SBC Originated Conventional	September 2014	$181.7	3.2%	$21.6
RCMT 2015-2	SBC Originated Conventional	November 2015	218.8	4.0%	46.1
FRESB 2016-SB11	Originated Agency Multi-family	January 2016	110.0	2.8%	27.4
FRESB 2016-SB18	Originated Agency Multi-family	July 2016	118.0	2.2%	20.0
RCMT 2016-3	SBC Originated Conventional	November 2016	162.1	3.4%	47.2
FRESB 2017-SB33	Originated Agency Multi-family	June 2017	197.9	2.6%	102.5
RCMF 2017-FL1	SBC Originated Transitional	August 2017	198.8	L + 139 bps	—
FRESB 2018-SB45	Originated Agency Multi-family	January 2018	362.0	2.8%	238.5
RCMT 2018-4	SBC Originated Conventional	March 2018	165.0	3.8%	95.8
RCMF 2018-FL2	SBC Originated Transitional	June 2018	217.1	L + 121 bps	—
FRESB 2018-SB52	Originated Agency Multi-family	September 2018	505.0	2.9%	399.5
FRESB 2018-SB56	Originated Agency Multi-family	December 2018	507.3	3.6%	374.2
RCMT 2019-5	SBC Originated Conventional	January 2019	355.8	4.1%	187.6
RCMF 2019-FL3	SBC Originated Transitional	April 2019	320.2	L + 133 bps	145.9
RCMT 2019-6	SBC Originated Conventional	November 2019	430.7	3.2%	318.8
RCMF 2020-FL4	SBC Originated Transitional	June 2020	405.3	L + 290 bps	385.2
KCMT 2020-S3	SBC Originated Conventional	September 2020	263.2	5.3%	256.8
RCMF 2021-FL5	SBC Originated Transitional	March 2021	628.9	L + 140 bps	624.6
RCMF 2021-FL6	SBC Originated Transitional	August 2021	652.5	L + 120 bps	652.5
RCMF 2021-FL7	SBC Originated Transitional	November 2021	927.2	L + 150 bps	927.2
Total			$6,927.5	2.8%	$4,871.4

We believe that we have significant opportunity to originate SBC loans at attractive risk-adjusted returns compared to many banks that have restrictive credit guidelines for target assets. In addition, large banks are not focused on the SBC market and smaller banks only lend in specific geographies. We see an opportunity to earn an attractive risk spread premium by lending to borrowers that do not fit the credit guidelines of many banks. We believe that increased demand, coupled with the fragmentation of the SBC lending market, provides us with opportunities to originate loans to borrowers with strong credit profiles and real estate collateral that supports ultimate repayment of the loans.

We expect to continue to source SBC loan originations through the following loan origination channels:

●	Direct and indirect lending relationships. We generate loan origination leads directly through our relationships with commercial real estate brokers, bank loan officers and mortgage brokers that refer leads to our loan officers. To a lesser extent, we also source loan leads through commercial real estate realtors, trusted advisors such as financial planners, lawyers, and certified public accountants and through direct-to-the-borrower transactions.

●	Other direct origination sources. From time to time, we may enter into strategic alliances and other referral programs with servicers, sub-servicers, strategic partners and vendors targeted at the refinancing of SBC loans.

SBC Acquisitions. Our SBC Lending and Acquisitions segment also includes our acquisition platform, representing our investments in acquired SBC loans. We hold SBC loans to term, and we seek to maximize the value of the non-performing SBC loans acquired by us through proprietary loan reperformance programs. Where this is not possible, such as in the case of many non-performing loans, we seek to effect property resolution through the use of borrower based resolution alternatives to foreclosure.

Waterfall specializes in acquiring SBC loans that are sold by banks, including as part of bank recapitalizations or mergers, and from other financial institutions such as thrifts and non-bank lenders. Other sources of SBC loans include special servicers of large balance SBC ABS and CMBS trusts, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for failed banks, servicers of non-performing SBA Section 7(a) Program loans, and Community Development Companies originating loans under the SBA 504 program, GSEs, and state economic development authorities. Over the last several years, our Manager has developed relationships with many of these entities, primarily banks and their advisors. In many cases, we are able to acquire SBC loans through negotiated transactions, at times partnering with acquiring banks or private equity firms in bank acquisitions and recapitalizations. We believe that Waterfall’s experience, reputation and ability to underwrite SBC loans make it an attractive buyer for this asset class, and that its network of relationships will continue to produce opportunities for it to acquire SBC loans on attractive terms.

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

The table below presents information on our acquired loan portfolio by delinquency status.

	December 31, 2021
(in thousands)	UPB	% of Total	Carrying Value (1)	% of Total
Current	$1,152,961	95.9%	$1,149,104	96.0%
30 - 59 days delinquent	13,060	1.1	13,099	1.1
60 + days delinquent	31,065	2.6	30,069	2.5
Bankruptcy / Foreclosure	4,730	0.4	4,537	0.4
Total	$1,201,816	100.0%	$1,196,809	100.0%
(1) Includes loan assets of consolidated VIEs and excludes specific and general allowance for loan losses

The table below presents our acquired loan securitization activities.

					December 31, 2021
(in millions)	Asset Class	Issuance	Bonds Issued	Weighted Average Debt Cost	Outstanding Balance
WVMT 2011-SBC1	SBC Acquired Loans - NPL	February 2011	$40.5	7.0%	$—
WVMT 2011-SBC2	SBC Acquired Loans	March 2011	97.7	5.1	—
WVMT 2011-SBC3	SBC Acquired Loans - NPL	October 2011	143.4	6.4	—
SCML 2015-SBC4	SBC Acquired Loans - NPL	August 2015	125.4	4.0	—
SCMT 2017-SBC6	SBC Acquired Loans	August 2017	154.9	3.5	32.0
SCMT 2018-SBC7	SBC Acquired Loans	November 2018	217.0	4.7	—
SCMT 2019-SBC8	SBC Acquired Loans	June 2019	306.5	2.9	185.2
SCMT 2020-SBC9	SBC Acquired Loans	June 2020	203.6	3.7	117.2
SCMT 2021-SBC10	SBC Acquired Loans	May 2021	232.6	1.6	200.2
Total			$1,521.6	3.8%	$534.6

Small Business Lending

We operate our SBA loan origination, acquisition, and servicing platforms through ReadyCap Lending. We originate owner-occupied loans guaranteed by the SBA under the SBA Section 7(a) Program through ReadyCap Lending’s license, one of only 14 licensed non-bank SBLCs. We believe investor demand for pass-through securities backed by the guaranteed portions of SBA Section 7(a) Program loans has been strong because the principal and interest payments are guaranteed by the full faith and credit of the U.S. Government. For this reason, we believe that SBA participating lenders that have sold the guaranteed portions of SBA Section 7(a) Program loans in recent years have been able to recognize attractive gains.

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

The SBA Section 7(a) Program is the SBA’s primary program for providing financing for start-up and existing small businesses. The SBA typically guarantees 75% of qualified loans over $150,000. While the eligibility requirements of the SBA Section 7(a) Program vary depending on the industry of the borrower and other factors, the general eligibility requirements include the following: (i) gross sales of the borrower cannot exceed size standards set by the SBA (e.g., $35.0 million for limited service hospitality properties) or, alternatively, average net income cannot exceed $5.0 million for the most recent two fiscal years and tangible net worth of the borrower must be less than $15.0 million, (ii) liquid assets of the borrower and affiliates cannot exceed specified limits, (iii) the borrower must be a U.S. citizen or legal permanent resident and (iv) the maximum aggregate SBA loan guarantees to a borrower cannot exceed $3.75 million.

SBA Section 7(a) Program key features include:

●	The use of proceeds on fixed assets, working capital, real estate, business start-up costs, purchase an existing business or refinancing business debt.

●	Maximum loan amount of $5 million;

●	Real estate loans have a 25 year maturity while all other loan purposes have a ten year maturity;

●	Interest rates are negotiated between applicant and lender and are subject to maximums. The current maximums are Prime Rate plus 2.25% for maturities fewer than seven years and Prime Rate plus 2.75% for maturities of seven years or longer. Spreads on loans with an initial UPB below $50,000 have higher maximums;

●	The guaranty fee is based on the loan’s maturity and dollar amount guaranteed. The lender initially pays the guaranty fee and has the option to pass the expense on to the borrower at closing. For loans with a maturity of 12 months or less, the upfront guaranty fees are: i) For loans of $350,000 or less: 0.00% ii) For loans greater than $350,000: 0.25% of the guaranteed portion. For loans with a maturity that exceeds 12 months, the upfront guaranty fees are: i) For loans of $350,000 or less: 0.00% ii) For loans of $350,001 to $700,000: 2.77% of the guaranteed portion iii) For loans of $700,001 to $1,000,000: 3.27% of the guaranteed portion iv) For loans of $1,000,001 to $5,000,000: 3.5% of the guaranteed portion up to $1,000,000, plus 3.75% of the guaranteed portion over $1,000,000;

●	The annual service fee will be i) For loans of $350,000 and less: 0.00%. ii) For loans of $350,001 up to and including $1,000,000: 0.49% of the guaranteed portion of the outstanding balance of the loan. iii) For loans over $1,000,000: 0.55% of the guaranteed portion of the outstanding balance of the loan;

●	From December 27, 2020 to September 23, 2021, a temporary fee reduction was put in place by the SBA for all 7(a) loans for which an application was approved, as part of the Economic Aid Act. The act stated that for all such eligible 7(a) loans: a) the SBA Guaranty Fee (Upfront Fee) would be reduced to zero (including the guarantee fee of 1/4 of one percent of the guaranteed portion of a loan with a maturity of 12 months or less); and b) The Lender's Annual Service Fee (SBA On-Going Guaranty Fee) would be reduced to zero; and

●	A personal guarantee is required from all owners of 20% or more of the equity of the business. Lenders can require personal guarantees of owners with less than 20% ownership.

The illustration below presents our return on equity related to the SBA Section 7(a) Program generated through the retained yield on the unguaranteed principal balance and sale premium and retained servicing on the guaranteed principal balance.

We actively participated in the Paycheck Protection Program (“PPP”) through the United States Department of the Treasury and SBA, prior to the termination of the PPP in May 2021. PPP loans have: (a) an interest rate of 1.0%, (b) a five-year loan term to maturity for loans made on or after June 5, 2020 (loans made prior to June 5, 2020 have a two-year term, however borrowers and lenders may mutually agree to extend the maturity for such loans to five years); and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP. These loans also earn an origination fee of 1% to 5%, depending on the loan size.

We have originated over $1.3 billion in SBA loans since our program’s inception in mid-2015, excluding PPP loans. Our acquired and originated SBA loans held in our loan portfolio, excluding PPP loans, had a UPB of $657.0 million and a carrying value of $635.1 million as of December 31, 2021.

The table below presents our SBA Section 7(a) Program loan portfolio by delinquency status.

	December 31, 2021
(in thousands)	UPB	% of Total	Carrying Value (1)	% of Total
Current	$641,331	97.6%	$621,249	97.9%
30 - 59 days delinquent	7,516	1.1	7,115	1.1
60 + days delinquent	8,131	1.3	6,736	1.0
Total	$656,978	100.0%	$635,100	100.0%
(1) Includes loan assets of consolidated VIEs and excludes specific and general allowance for loan losses.

The table below presents information on our sales of originated SBA loans.

	December 31, 2021
(in thousands)	Proceeds Received for Sale of Guaranteed Portion of Loans	UPB Sold	Net Proceeds	Weighted Average Sales Premium (1)
Q1 2019	$43,582	$39,759	$3,823	9.6%
Q2 2019	45,493	41,036	4,457	10.9
Q3 2019	29,302	26,409	2,893	11.0
Q4 2019	52,859	48,146	4,713	9.8
Q1 2020	51,964	47,427	4,537	9.6
Q2 2020	18,597	16,917	1,680	9.9
Q3 2020	44,367	39,635	4,732	11.9
Q4 2020	83,437	74,730	8,707	11.7
Q1 2021	41,197	36,496	4,701	12.9
Q2 2021	115,999	102,517	13,482	13.2
Q3 2021	122,568	109,203	13,365	12.2
Q4 2021	93,818	84,146	9,672	11.5
Total	$743,184	$666,422	$76,762	11.5%
(1) Weighted average sales premiums are net after sharing any premiums above 10% with the SBA

The table below presents our securitization activities on the unguaranteed retained portion of our SBA Section 7(a) Program loans.

					December 31, 2021
(in millions)	Asset Class	Issuance	Bonds Issued	Weighted Average Debt Cost	Outstanding Balances
RCLT 2015-1	SBA 7(a) Loans	June 2015	$189.5	Lesser of L + 125 bps or Prime -150 bps	$-
RCLT 2019-2	SBA 7(a) Loans	December 2019	131.0	L + 250 bps	79.3

Residential Mortgage Originations

GMFS currently originates loans that are eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, Ginnie Mae, FHA, VA and USDA through retail, correspondent and broker channels. These include prime, subprime and alternative-A and alternative-B mortgage loans, which may be adjustable-rate, hybrid and/or fixed-rate residential mortgage loans and pay option adjustable rate mortgage loans (“ARMs”). GMFS is licensed in 18 states and provides a wide range of residential mortgage services, including home purchase financing, mortgage refinancing, reverse mortgages, new construction loans and condo financing. GMFS operates through 12 retail branches located in Louisiana, Georgia, Mississippi, Alabama, and Texas and employs both a servicing retained and servicing released execution strategy. During 2021, GMFS retained approximately 98% of loans originated. Our residential mortgage loan portfolio represented approximately 2.7% of the UPB and 2.8% of the carrying value of our total loan portfolio as of December 31, 2021.

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

Our management team has extensive experience and an established track record of operating through multiple market cycles. We primarily originate, sell and service conventional, conforming agency and government insured residential mortgage loans originated or acquired through our three channels: retail, correspondent and wholesale. Our mortgage lending operation generates origination and processing fees, net of origination costs, at the time of origination as well as gains or unexpected losses when the loans are sold to third party investors, including the GSEs and Ginnie Mae. We retain servicing rights from the mortgage originations and earn servicing fees, net of costs, from our mortgage servicing portfolio.

We believe that we have a significant opportunity to expand our footprint within the mortgage banking industry through:

●	Enhancement of our technology systems to drive further efficiency and customer satisfaction;

●	Increased penetration of existing clients and through the addition of new branches and independent originators in our correspondent and wholesale channels; and

●	Opportunistic geographic expansion in our retail channel.

FINANCING STRATEGY

We use prudent leverage to increase potential returns to our stockholders. We finance the loans we originate primarily through securitization transactions, as well through other borrowings.

Waterfall’s extensive experience in securitization strategies across asset classes has enabled us to complete several securitizations of SBC and SBA Section 7(a) Program loan assets since January 2011. SBC securitization structures are non-recourse and typically provide debt equal to 50% to 90% of the cost basis of the assets. Non-performing SBC ABS involve liquidating trusts with liquidation proceeds used to repay senior debt. Performing SBC ABS involve longer-duration trusts with principal and interest collections allocated to senior debt and losses on liquidated loans to equity and subordinate tranches. Our strategy includes continuing to finance our assets through the securitization market, which will allow us to match fund the SBC loans pledged as collateral in an effort to secure these securitizations on a long-term non-recourse basis.

We anticipate using other borrowings as part of our financing strategy, including re-securitizations, repurchase agreements, warehouse facilities, bank credit facilities (including term loans and revolving facilities), and equity and debt issuances.

Our financing agreements require us to maintain a debt-to-equity leverage ratio at certain levels. The amount of leverage we may employ for particular assets will depend upon the availability of particular types of financing and Waterfall's assessment of the credit, liquidity, price volatility and other risks of those assets and financing counterparties. We currently target a total debt-to-equity leverage ratio between 4:1 to 5:1 and a recourse debt-to-equity leverage ratio between 1.5:1 to 2.5:1. We believe that these target leverage ratios are conservative for these asset classes and exemplify the conservative levels of borrowings we intend to use over time. We intend to use leverage for the primary purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. We may, however, be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements that we may enter into in the future, and we may be subject to margin calls as a result of its financing activity.

As of December 31, 2021, we had a leverage ratio of 2.7x on a recourse debt-to-equity ratio consisting of 1.8x on warehouse credit facilities and borrowings under repurchase agreements, excluding agency, 0.7x on corporate debt and 0.2x on agency secured borrowings. The increase in our recourse leverage ratio was primarily due to an increase in corporate debt borrowings and high bridge origination volumes financed on warehouse debt prior to their securitization.

HEDGING STRATEGY

Subject to maintaining our qualification as a REIT, we may use derivative financial instruments (or hedging instruments), including interest rate swap agreements, interest rate cap agreements, options on interest rate swaps, or swaptions, financial futures, structured credit indices, and options in an effort to hedge the interest rate and credit spread risk associated with the financing of our portfolio. Specifically, we attempt to hedge our exposure to potential interest rate mismatches between the interest we earn on our assets and our borrowing costs caused by fluctuations in short-term interest rates, and we intend to hedge our SBC loan originations from the date the interest rate is locked until the loan is included in a securitization. We also use derivative instruments to limit our exposure to changes in currency rates in respect of certain investments denominated in foreign currencies.

We also use hedging instruments in connection with our residential mortgage loan origination platform in an attempt to offset the impact of prepayments on our loans. In particular, we use MBS forward sales contracts to manage the interest rate price risk associated with the interest rate lock commitments we make with potential borrowers.  In utilizing leverage and interest rate hedges, our objectives include, where desirable, locking in, on a long-term basis, a spread between the yield on our assets and the cost of our financing in an effort to improve returns to our stockholders. We aim to hedge our originated loan inventory pending securitization with respect to changes in securitization liability cost resulting from both changes in benchmark treasuries and credit spreads. Hedges are periodically re-balanced to match expected duration of the securitization and are closed at securitization issuance with the resulting gain or loss allocated to the retained basis in the securitization with the objective of protecting the yield for the aforementioned changes in securitization liabilities.

CORPORATE GOVERNANCE

We strive to maintain a workplace with the highest ethical standards of professional conduct which include:

●	Our board of directors has a majority composition of independent directors. The Audit, Nominating and Corporate Governance and Compensation Committees of our board of directors are composed exclusively of independent directors.

●	In order to foster the highest standards of ethics and conduct in all business relationships, we have adopted a Code of Conduct and Ethics policy, which covers a wide range of business practices and procedures, that applies to our officers, directors, employees, if any, and independent contractors, to Waterfall and Waterfall’s officers and employees, and to any of our affiliates or affiliates of Waterfall, and such affiliates’ officers and employees, who provide services to us or Waterfall with respect to our Company. In addition, we have implemented Whistleblowing Procedures for Accounting and Auditing Matters and Code of Conduct and Ethics Violations (the “Whistle-blower Policy”) that set forth procedures by which any Covered Persons (as defined in the Whistle-blower Policy) may raise, on a confidential basis, concerns regarding, among other things, any questionable or unethical accounting, internal accounting controls or auditing matters and any potential violations of the Code of Conduct and Ethics with our Audit Committee or the Chief Compliance Officer.

●	We have adopted an Insider Trading Policy for Trading in the Securities of our Company (the “Insider Trading Policy”), that governs the purchase or sale of our securities by any of our directors, officers, and associates (as defined in the Insider Trading Policy), if any, and independent contractors, as well as officers and employees of Waterfall and our officers, employees and affiliates, and that prohibits any such persons from buying or selling our securities on the basis of material non-public information.

COMPETITION

We compete with numerous regional and community banks, specialty-finance companies, savings and loan associations and other entities, and we expect that others may be organized in the future. The effect of the existence of additional REITs and other institutions may be increased competition for the available supply of SBC and SBA assets suitable for purchase, which may cause the price for such assets to rise. Additionally, originations of SBC, SBA and residential agency loans by our competitors may increase the availability of these loans, which may result in a reduction of interest rates on these loans.

In the face of this competition, we expect to have access to Waterfall’s professionals and their industry expertise, which may provide us with a competitive advantage in sourcing transactions and help it assess acquisition and origination risks and determine appropriate pricing for potential assets. Additionally, we believe that we are currently one of only a handful of active market participants in the secondary SBC loan market. Due to the special servicing expertise needed to effectively manage these assets, the small size of each loan, the uniqueness of the real properties that collateralize the loans and the need to bring residential mortgage credit analysis into the underwriting process, we expect a competitive demand for these assets to remain constrained. We seek to manage credit risk through our loan-level pre-origination or pre-acquisition due diligence and underwriting processes, which aims to mitigate the amount of potential realized losses. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see “Item 1A - Risk Factors – Risks Related to Our Business – New entrants in the market” for risks related to SBC loans that could adversely impact our ability to acquire loans at attractive prices and originate SBC loans at attractive risk-adjusted returns.

HUMAN CAPITAL MANAGEMENT

We are managed by Waterfall pursuant to the management agreement. Our Chief Financial Officer, Chief Operating Officer and Chief Credit Officer are dedicated exclusively to us, along with several of Waterfall’s accounting professionals and an information technology professional who are also dedicated primarily to us. We or Waterfall may in the future hire additional personnel that may be dedicated to our business. However, other than our Chief Financial Officer, Chief Operating Officer and Chief Credit Officer, Waterfall is not obligated under the management agreement to dedicate any of its personnel exclusively to our business, nor is it or its personnel obligated to dedicate any specific portion of its or their time to our business. Accordingly, with the exception of our Chief Financial Officer, Chief Operating Officer and Chief Credit Officer, our executive officers are not required to devote any specific amount of time to our business. We are responsible for the costs of our own employees. In our recruitment efforts, we strive to have a diverse group of candidates to consider for roles. Waterfall and our Company invest heavily in developing and supporting our employees throughout their careers. We strive to maintain a work environment that fosters professionalism, high standards of business ethics, teamwork and cooperation. With the exception of ReadyCap Commercial, ReadyCap Lending, Knight Capital, Red Stone and GMFS (each of which is our subsidiary), which employ their own personnel, we do not expect to have our own employees.  Our corporate headquarters are located at 1251 Avenue of the Americas, 50th Floor, New York, NY 10020, and our telephone number is (212) 257-4600.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below are the name, age, positions with our Company and Waterfall and certain biographical information for our executive officers and other key personnel.

Thomas E. Capasse, 65 is our Chairman of the Board of Directors and Chief Executive Officer. He is a Manager and co-founder of Waterfall. Prior to founding Waterfall, Mr. Capasse managed the principal finance groups at Greenwich Capital from 1995 until 1997, Nomura Securities from 1997 until 2001, and Macquarie Securities from 2001 until 2004. Mr. Capasse has significant and long-standing experience in the securitization market as a founding member of Merrill Lynch’s ABS Group (1983 – 1994) with a focus on MBS transactions (including the initial Subprime Mortgage and Manufactured Housing ABS) and experience in many other ABS sectors. Mr. Capasse began his career as a fixed income analyst at Dean Witter and Bank of Boston. Mr. Capasse received a Bachelor of Arts degree in Economics from Bowdoin College in 1979.

Jack J. Ross, 65 is our President and a member of our Board of Directors. He is a Manager and co-founder of Waterfall. Prior to founding Waterfall in January 2005, Mr. Ross was the founder of Licent Capital, a specialty broker/dealer for intellectual property securitization. From 1987 until 1999, Mr. Ross was employed by Merrill Lynch where he managed the real estate finance and ABS groups. Mr. Ross began his career at Drexel Burnham Lambert where he worked on several of the early ABS transactions and at Laventhol & Horwath where he served as a senior auditor. Mr. Ross received a Master of Business Administration degree in Finance with distinction from the University of Pennsylvania’s Wharton School of Business in 1984 and a Bachelor of Science degree in Accounting, cum laude, from the State University of New York at Buffalo in 1978.

Thomas Buttacavoli, 45 is the Chief Investment Officer and Portfolio Manager of our SBC loan portfolio. He is a Manager, Managing Director and co-founder of Waterfall. Prior to joining Waterfall in 2005, Mr. Buttacavoli was a Structured Finance Analyst specializing in intellectual property securitization at Licent Capital. Prior to joining Licent Capital, he was a Strategic Planning Analyst at BNY Capital Markets. Mr. Buttacavoli started his career as a Financial Analyst within Merrill Lynch’s Partnership Finance Group. Mr. Buttacavoli received a Bachelor of Arts degree in Finance and Accounting from New York University’s Stern School of Business in 1999.

Andrew Ahlborn, 38 is our Chief Financial Officer. Mr. Ahlborn joined Waterfall in 2010 and was previously our Controller. Prior to joining Waterfall, he worked in Ernst & Young, LLP's Financial Services Office. Mr. Ahlborn received a Bachelor of Science degree in Accounting from Fordham University's Gabelli School of Business and a Master of Business Administration through Columbia Business School. He is a licensed Certified Public Accountant in New York.

Gary T. Taylor, 63 is our Chief Operating Officer. Prior to joining our Company, Mr. Taylor served as President and Chief Operating Officer of Newtek Business Credit from May 2015 to March 2019. From 2013 to 2015, Mr. Taylor was Managing Director at Brevet Capital Management, and before that he was Chief Operating Officer of CIT Small Business Lending from 2007 to 2013. Earlier in his career, Mr. Taylor held numerous roles within the financial services industry including Lehman Brothers, Moody's Investor Service, AT&T Capital Corporation, Resolution Trust Corporation, First Chicago Bank & Trust, and Chase Manhattan Bank. Mr. Taylor received a Bachelor of Science degree, with Honors, in Business from Florida A&M University.

Adam Zausmer, 44 is our Chief Credit Officer. Prior to joining Waterfall in 2013, Mr, Zausmer was a Senior Underwriter with JPMorgan Chase’s Commercial Term Lending business. Prior to JPMorgan Chase, he was a Vice President on the Credit Risk Management team at Credit Suisse. Mr. Zausmer began his career as a Management Associate within Citigroup’s Global Shared Services division and transitioned to the Residential Real Estate business as a Senior Credit Risk Analyst. Mr. Zausmer received a Bachelor of Science degree in Business Administration from the University of Buffalo in 1999 and a Master of Science degree in Real Estate from New York University in 2007.

RECENT DEVELOPMENTS

On November 3, 2021, we entered into a definitive merger agreement pursuant to which we have agreed to acquire, in a series of mergers (collectively, the “Mosaic Mergers”), a group of privately held, real estate structured finance opportunities funds, with a focus on construction lending (collectively, the “Mosaic Funds”), managed by MREC Management, LLC. Following the Mosaic Mergers, we are expected to have a pro forma equity capital base in excess of $1.8 billion. The acquisition is expected to further expand our investment portfolio to include a diverse portfolio of construction assets with attractive portfolio yields resulting in a reduced leverage profile.

The combined company will continue to operate under the name “Ready Capital Corporation” and its shares are expected to continue trading on the NYSE under the existing ticker symbol “RC.” Waterfall will continue to manage the combined company.

The Mosaic Mergers are expected to close during the first quarter of 2022, subject to the required approvals by our stockholders and the holders of interests in each of the Mosaic Funds and other customary closing conditions. There can be no assurances that the Mosaic Mergers will close.

On January 14, 2022, we completed the underwritten public offer and sale of 7,000,000 shares of our common stock at a price of $15.30 per share for net offering proceeds of approximately $106.6 million. We contributed the net proceeds of the offering to our operating partnership, which in turn will use the net proceeds to originate or acquire our target assets consistent with our investment strategy and for general corporate purposes.

AVAILABLE INFORMATION

We maintain a website at www.readycapital.com and will make available, free of charge, on our website (a) our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (collectively, “Company Documents”) filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) our Corporate Governance Guidelines, (c) our Director Independence Standards, (d) our Code of Conduct and Ethics and (e) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our board of directors. Company Documents filed with, or furnished to, the SEC are also available for review and copying by the public at the SEC’s website at www.sec.gov. We provide copies of our Corporate Governance Guidelines and Code of Conduct and Ethics, free of charge, to stockholders who request such documents. Requests should be directed to Jacques Cornet, ICR, Inc., at 685 Third Avenue, 2nd Floor, New York, NY 10017.

Item 1A. Risk Factors

Our business and operations are subject to a number of risks and uncertainties, the occurrence of which could adversely affect our business, financial condition, consolidated results of operations and ability to make distributions to stockholders and could cause the value of our capital stock to decline. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to Our Business

Difficult conditions in the mortgage, residential and commercial real estate markets, or in the financial markets and the economy generally, including recent market volatility and the outbreak of COVID-19, may cause us to experience market losses related to our holdings, and there is no assurance that these conditions will improve in the near future.

Our results of operations are materially affected by conditions in the mortgage market, the residential and commercial real estate markets, the financial markets and the economy generally. Difficult market conditions, as well as inflation, energy costs, geopolitical issues, health epidemics and outbreaks of contagious diseases, such as the outbreak of COVID-19, unemployment and the availability and cost of credit, can contribute to increased volatility and diminished expectations for the economy and markets. Since the onset of the global financial crisis, the U.S. mortgage market has been severely affected by changes in the lending landscape and has experienced defaults, credit losses and significant liquidity concerns, and there is no assurance that these conditions have fully stabilized or that existing conditions will not worsen. This is especially true in the SBC loan sector. Disruptions in mortgage markets negatively impact new demand for real estate. Further, disruptions in the broader financial markets, including due to the occurrence of unforeseen or catastrophic events such as the outbreak of COVID-19 or other widespread health emergencies or terrorist attacks, could adversely affect our business and operations. Any such disruption could adversely impact our ability to raise capital, cause increases in borrower defaults and decreases in the value of our assets, cause continued interest rate volatility and movements that could make obtaining financing or refinancing our debt obligations more challenging or more expensive, and could lead to operational difficulties that could impair our ability to manage our business. A deterioration of the SBC or SBC ABS markets or the broader financial markets may cause us to experience losses related to our assets and to sell assets at a loss. Our profitability may be materially adversely affected if we are unable to obtain cost effective financing. A continuation or increase in the volatility and deterioration in the SBC and SBC ABS markets as well as the broader financial markets may adversely affect the performance and fair market values of our SBC loan and SBC ABS assets and may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

We anticipate a significant portion of our investments will be in the form of SBC loans that are subject to risks, such as credit risk.

Our acquired non-performing loans represented in the aggregate 0.8% of the UPB and 0.7% of the carrying value of our total loan portfolio as of December 31, 2021. As of December 31, 2021, our non-performing acquired loan portfolio had a current unpaid principal balance of $67.2 million and a carrying value of $60.0 million. We consider a loan to be performing if the borrower is current on all contractual payments due for principal and interest during the most recent 90 days. We consider a loan to be non-performing if the borrower does not meet the criteria of a performing loan. Non-performing SBC loans are subject to increased risks of credit loss for a variety of reasons, including, the underlying property is too highly-leveraged or the borrower has experienced financial distress. Whatever the reason, the borrower may be unable to meet its contractual debt service obligation to us or our subsidiaries. Non-performing SBC loans may require a substantial amount of workout negotiations and/or restructuring, which may divert our attention from other activities and entail, among other things, a substantial reduction in the interest rate or capitalization of past due interest. However, even if restructurings are successfully accomplished, risks still exist that borrowers will not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity. Additional risks inherent in the acquisition of non-performing SBC loans include undisclosed claims, undisclosed tax liens that may have priority, higher legal costs and greater difficulties in determining the value of the underlying property.

As of December 31, 2021, the average loan-to-value (“LTV”) of ReadyCap Commercial’s originated portfolio was 79%. The weighted average LTV of our acquired loans was 54% as of December 31, 2021. If such SBC loans with higher LTV ratios become delinquent, we may experience greater credit losses compared to lower-leveraged properties. Additional risks inherent in the acquisition of delinquent SBC loans include undisclosed claims, undisclosed tax liens that may have priority, higher legal costs and greater difficulties in determining the value of the underlying property.

The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets.

A portion of the SBC loans and ABS assets we own, acquire or originate may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. In addition, our real estate investments, including any properties acquired by us through foreclosure, are relatively illiquid and difficult to buy and sell quickly. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less value than the value at which we have previously recorded our assets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

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

In the future, it is possible that we may find it necessary or desirable to foreclose on some, if not many, of the SBC loans we acquire or originate, and the foreclosure process may be lengthy and expensive. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us including, without limitation, numerous lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action and force us into a modification of the SBC loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can sometimes take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process. Foreclosure may create a negative public perception of the related mortgaged property, resulting in a decrease in its value. Even if we are successful in foreclosing on an SBC loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the SBC loan, resulting in a loss to us. Furthermore, any costs or delays involved in the completion of a foreclosure of the SBC loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss. Any such reductions could materially and adversely affect the value of the commercial SBC loans in which we invest and, therefore, could have a material and adverse effect on our business, results of operations and financial condition.

Real estate properties acquired through foreclosure subject us to additional risks associated with owning real estate.

We have acquired real estate properties through foreclosure, which exposes us to additional risks, including, but not limited to, the following:

●	facing difficulties in integrating these properties with our existing business operations;

●	incurring costs to carry, and in some cases make repairs or improvements, which results in additional expenses and requires additional liquidity that could exceed our original estimates and impact our operating results;

●	being unable to realize sufficient amounts from sales of the properties to avoid losses;

●	being unable to sell properties, which are not liquid assets, in a timely manner, or at all, when we need to increase liquidity;

●	properties being acquired with one or more co-owners (called tenants-in-common) where development or sale requires written agreement or consent by all; without timely agreement or consent, we could suffer a loss from being unable to develop or sell the property;

●	maintaining occupancy of the properties;
●	controlling operating expenses;

●	coping with general and local market conditions;

●	complying with changes in laws and regulations pertaining to taxes, use, zoning and environmental protection;

●	possible liability for injury to persons and property;

●	possible uninsured losses related to environmental events such as earthquakes, floods or mudslides; and

●	possible liability for environmental remediation.

If any of our properties incurs a vacancy, it could be difficult to sell or re-lease.

One or more of our properties may incur a vacancy by either the continued default of a tenant under its lease or the expiration of one of our leases. Certain of our properties may be specifically suited to the particular needs of a tenant (e.g., a retail bank branch or distribution warehouse), and major renovations and expenditures may be required in order for us to re-lease vacant space for other uses. We may have difficulty obtaining a new tenant for any vacant space we have in our properties. If the vacancy continues for a long period of time, we may suffer reduced revenues, resulting in less cash available to be distributed to you. In addition, the resale value of a property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

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

Investments outside the United States that are denominated in foreign currencies subject us to foreign currency risks and to the uncertainty of foreign laws and markets, which may adversely affect our distributions and our REIT status.

Our investments outside the United States denominated in foreign currencies subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our income and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. In addition, these investments subject us to risks of multiple and conflicting tax laws and regulations, and other laws and regulations that may make foreclosure and the exercise of other remedies in the case of default more difficult or costly compared to U.S. assets, and political and economic instability abroad, any of which factors could adversely affect our receipt of returns on and distributions from these investments.

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

The decision made in the British referendum of June 23, 2016 to leave the European Union, commonly referred to as "Brexit," has led to volatility in the financial markets of the United Kingdom and more broadly across Europe and may also lead to weakening in consumer, corporate and financial confidence in such markets. On January 31, 2020, the United Kingdom officially withdrew from the European Union (such withdrawal commonly being referred to as “Brexit”). As of that date, the United Kingdom entered a transitional period with the European Union, which ended on December 31, 2020. On December 30, 2020, the European Union and the United Kingdom signed the Trade and Cooperation Agreement (the "Trade and Cooperation Agreement"), which sets out the principles of the relationship between the European Union and the United Kingdom following the end of the transitional period. The relationship between the United Kingdom and the European Union will continue to be negotiated despite formal ratification of the Trade and Cooperation Agreement.

We currently hold, and may acquire in the future, investments that are denominated in Pounds Sterling (“GBP”) and EURs (including loans secured by assets located in the United Kingdom or Europe), as well as equity interests in real estate properties located in Europe. Our assets and liabilities denominated in GBP may be subject to increased risks related to these currency rate fluctuations and our net assets in U.S. dollar terms may decline. Currency volatility may mean that our assets and liabilities are adversely affected by market movements and may make it more difficult, or more expensive, for us to execute appropriate currency hedging policies. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which E.U. laws to replace or replicate. Brexit could also have a destabilizing effect if other E.U. member states were to consider the option of leaving the European Union, presenting similar or additional potential risks and consequences to our business and financial results. For these reasons, the United Kingdom's exit from the European Union could have adverse consequences on our business, financial condition and results of operations.

The ongoing COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and to our business and may have an adverse impact on our performance, financial condition and results of operations.

The ongoing COVID-19 pandemic in many countries continues to adversely impact global economic activity and has contributed to significant volatility in financial markets. On March 11, 2020, the World Health Organization publicly characterized COVID-19 as a pandemic. On March 13, 2020, former President Trump declared the COVID-19 outbreak a national emergency. The global impact of the pandemic has been rapidly evolving, and as cases of the virus increased around the world, governments and organizations have implemented a variety of actions to mobilize efforts to mitigate the ongoing and expected impact. Many governments have reacted by instituting quarantines, restrictions on travel, school closures, bans on public events and on public gatherings, “shelter in place” or “stay at home” rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. Although, in certain cases, exceptions may be available for certain essential operations and businesses, and in other cases certain of these restrictions have been relaxed or phased out, many of these or similar restrictions remain in place, continue to be implemented or additional restrictions are being considered. There is no assurance that any exceptions or easing of restrictions will enable us to avoid adverse effects to our results of operations and business. Further, such actions have created, and are expected to continue to create, disruption in real estate financing transactions and the commercial real estate market and adversely impact a number of industries, including many small businesses throughout the United States. The pandemic has triggered a period of economic slowdown. Experts are uncertain as to how long these conditions may last.

In the United States, there have been a number of federal, state and local government initiatives applicable to a significant number of mortgage loans, to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries. In March 2020, the U.S. Congress approved, and former President Trump signed into law, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act provides approximately $2 trillion in financial assistance to individuals and businesses resulting from the COVID-19 pandemic. The CARES Act, among other things, provided certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and loan forgiveness and/or forbearance.  The Federal Reserve implemented asset purchase and lending programs, including purchases of residential and commercial mortgage backed securities and the establishment of lending facilities to support loans to small- and mid-size businesses. To further address the continued economic impact of the COVID-19 pandemic, the U.S. Congress passed, and former President Trump signed into law, a second COVID-19 relief bill in December 2020 (the “Second Stimulus”), which provided approximately $900 billion in additional financial assistance to individuals and businesses, including funds for rental assistance to be distributed by state and local governments and a revival of the forgivable small business loan program originally provided for under the CARES Act.

In addition to providing stimulus checks for individuals and families, the Second Stimulus provided for, among other things, (i) an extension of federal unemployment insurance benefits, (ii) funding to help individuals connect remotely during the COVID-19 outbreak, (iii) tax credits for companies offering paid sick leave and (iv) funding for vaccine distribution and development. As further described below, the Second Stimulus also extended the temporary eviction moratorium through January 31, 2021 and provided an additional $25 billion in tax-free rental assistance.

On March 11, 2021, President Biden signed the American Rescue Plan of 2021 into law, which is an additional omnibus spending bill with provisions intending to address the COVID-19 outbreak and its resulting economic conditions (the “Third Stimulus”).  In addition to providing additional stimulus checks for targeted individuals and families, the Third Stimulus provided for, among other things, (i) a further extension of federal unemployment insurance benefits, (ii) monetary injections for two previously established SBA programs, the PPP loan program and the COVID-19 Economic Injury Disaster Loans, which provide economic relief to small businesses and nonprofit organizations experiencing a temporary loss of revenue, (iii) the establishment of the Restaurant Revitalization Fund, to be administered by the SBA, which will provide additional relief in the form of grants for eligible restaurants, bars, lounges and similar business, and (iv) an extension of the tax credits for companies offering paid sick leave, which were established by the CARES Act.

The effects of COVID-19 have adversely impacted the value of our assets, our business, financial condition and results of operations and cash flows, and both our and Waterfall’s ability to operate successfully. Some of the factors that have either impacted us to date or may continue to affect us in the future include the following:

●	to the extent the value of commercial real estate declines, which would also likely negatively impact the value of the loans we own, we could become subject to additional margin calls under our repurchase agreements;

●	our ability to continue to satisfy any additional margin calls from our lenders and to the extent we are unable to satisfy any such margin calls, any acceleration of our indebtedness, increase in the interest rate on advanced funds, termination of our ability to borrow funds from them, or foreclosure by our lenders on our assets;

●	difficulty accessing debt and equity capital on attractive terms, or at all;

●	a severe disruption and instability in the financial markets or deteriorations in credit and financing conditions may jeopardize the solvency and financial wherewithal of counterparties with whom we do business, including our borrowers and could affect our or our counterparties’ ability to make regular payments of principal and interest and our ability to recover the full value of our loan, thus reducing our earnings and liquidity;

●	unavailability of information, resulting in restricted access to key inputs used to derive estimates and assumptions made in connection with evaluating our loans for impairments and establishing allowances for loan losses;

●	our ability to remain in compliance with the financial covenants under our borrowings, including in the event of impairments in the value of the loans we own;

●	disruptions to the efficient function of our operations because of, among other factors, any inability to access short-term or long-term financing for the loans we make;

●	to the extent we elect or are forced to reduce our loan origination activities; and

●	effects of legal and regulatory responses to concerns about the COVID-19 pandemic and related public health issues, which could result in additional regulation or restrictions affecting the conduct of our business.

While the ongoing COVID-19 pandemic continues to evolve, the extent to which it may further impact us is highly uncertain and will depend on future developments that cannot be predicted with confidence. Such developments include, but are not limited to, the future rate of occurrence or mutation of COVID-19, continuation of or changes in governmental responses to the ongoing COVID-19 pandemic, and the effectiveness of responsive actions taken in the United States and other countries to contain and manage the disease.

Although the U.S. Food and Drug Administration has approved certain therapies and three vaccines for use and distribution as of the date hereof, there remain uncertainties as to the logistics of implementing a national vaccine program and the overall efficacy of the vaccines once widely administered, especially as new strains of COVID-19 emerge and become widespread. In addition, the level of resistance that new strains of COVID-19 have to the existing vaccines, if any, remains unknown. Until such therapies and vaccines are widely available and effective, the pandemic and public and private responses to the pandemic may lead to deterioration of economic conditions, an economic downturn or a recession at a global scale, which could materially affect our financial condition, results of operations, and cash flows.

Despite the development, approval and distribution of several COVID-19 vaccines, the COVID-19 outbreak continues to cause widespread volatility in global financial markets and deterioration in economic conditions across the United States and the global economy in general. In addition, difficulties in the production and distribution of vaccines to the global population is likely to delay the abatement of the COVID-19 outbreak and hinder any subsequent economic recovery.  Moreover, new variants of the COVID-19 virus, such as the Delta and Omicron variants, are spreading in the United States and abroad, and it is uncertain how effective the vaccines will be against these new variants. It is also unclear if a significant portion of the U.S. population will agree to be vaccinated and, therefore, uncertain whether a sufficient portion of the population will be vaccinated to reach herd immunity. Until such time, it is unlikely that the COVID-19 outbreak will abate, or that the national or global economies will improve, in the near term as a result of enhanced vaccine accessibility.

Given the ongoing and dynamic nature of the circumstances, it is not possible to predict how long the impact of the COVID-19 pandemic will last or how significant it will ultimately be to our business. A sustained decline in the economy as a result of the COVID-19 pandemic could materially and adversely impact our business, results of operations and financial condition and our ability to make distributions to our stockholders.  Any other pandemics or similar events in the future could also similarly have a material adverse effect on our results of operations, financial condition and ability to make distributions to our stockholders. Moreover, many risk factors set forth in this annual report on Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Our loans are dependent on the ability of the commercial property owner to generate net income from operating the property, which may result in the inability of such property owner to repay a loan, as well as the risk of foreclosure.

Our loans are generally secured by multifamily, office, retail, mixed use, commercial or warehouse properties and are subject to risks of delinquency, foreclosure and loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things:

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

Foreclosure can be an expensive and lengthy process, and foreclosing on certain properties where we directly hold the mortgage loan and the borrower continues to default, could result in actions that could be costly to our operations, in addition to having a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

Our portfolio of assets may at times be concentrated in certain property types or secured by properties concentrated in a limited number of geographic areas, which increases our exposure to economic downturn with respect to those property types or geographic locations.

We are not required to observe specific diversification criteria. Therefore, our portfolio of assets may, at times, be concentrated in certain property types that are subject to higher risk of foreclosure or secured by properties concentrated in a limited number of geographic locations.

Our loan portfolio is concentrated in Texas, California, Arizona, New York and Georgia and represents approximately 19.2%, 14.3%, 7.4%, 7.3%, and 7.0%, respectively, of our total loans as of December 31, 2021. Continued deterioration of economic conditions in these or in any other state in which we have a significant concentration of borrowers could have a material and adverse effect on our business by reducing demand for new financings, limiting the ability of customers to repay existing loans and impairing the value of our real estate collateral and real estate owned properties.

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

We are an approved Freddie Mac seller/servicer. As an approved seller/servicer, we are required to conduct certain aspects of our operations in accordance with applicable policies and guidelines published by Freddie Mac and we are required to pledge a certain amount of cash to Freddie Mac to collateralize potential obligations to it. Freddie Mac performed an audit during 2021 and as a result of that audit, ReadyCap Commercial and Red Stone received an overall assessment of Satisfactory. Failure to maintain our status as an approved seller/servicer would mean we would not be able to sell mortgage loans to Freddie Mac, could result in us being required to re-purchase loans previously sold to Freddie Mac, or could otherwise restrict our business and investment options and could harm our business and expose us to losses or other claims. Freddie Mac may, in the future, require us to hold additional capital or pledge additional cash or assets in order to maintain approved seller/servicer status, which, if required, would adversely impact our financial results. Loans sold to Freddie Mac that may be required to be re-purchased as of December 31, 2021 included 14 loans with a combined unpaid principal balance of $41.9 million.

Our acquisitions and the integration of acquired businesses subject us to various risks and may not result in all of the cost savings and benefits anticipated, which could adversely affect our financial condition or results of operations.

We have in the past and may in the future (including through the pending Mosaic Mergers with the Mosaic Funds), seek to grow our business by acquiring other businesses that we believe will complement or augment our existing businesses. In March 2021, we completed our acquisition of Anworth Mortgage Asset Corporation (“Anworth”). We cannot predict with certainty the benefits of such acquisitions, which often constitute multi-year endeavors. There is risk that our acquisitions may not have the anticipated positive results, including results relating to: correctly assessing the asset quality of the assets being acquired; the total cost and time required to complete the integration successfully; being able to profitably deploy funds acquired in an acquisition; or the overall performance of the combined entity.

If we are unable to successfully integrate our acquisitions into our business, we may never realize their expected benefits. With each acquisition, we may discover unexpected costs, liabilities for which we are not indemnified, delays, lower than expected cost savings or synergies, or incurrence of other significant charges such as impairment of goodwill or other intangible assets and asset devaluation. We also may be unable to successfully integrate the diverse company cultures, retain key personnel, apply our expertise to new competencies, or react to adverse changes in industry conditions.

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

Following the Mosaic Mergers, we will be subject to the unique risks related to integrating a constructing lending platform into our existing operations and the origination and ownership of construction loans.

If the Mosaic Mergers are closed, the assets that we will acquire from the Mosaic Funds in the Mosaic Mergers will consist in large part of construction loans. Construction loans are subject to additional risks as compared to loans secured by existing structures or land. Construction budgets may be unrealistic or unforeseen variables may arise, prolonging the development and increasing the costs of the construction project, which may delay the borrower’s ability to sell or rent the finished property, which would be the source of funds for repayment of the loan. While we expect to have reasonable procedures in place to manage construction funding loans, there can be no certainty that we will not suffer losses on construction loans. In addition, if a builder fails to complete a project, we may be required to complete the project. Any such default could result in a substantial increase in costs in excess of the original budget and delays in completion of the project.

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

In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act imposed significant restrictions on the proprietary trading activities of certain banking entities and subjected other systemically significant organizations regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also sought to reform the asset-backed securitization market (including the MBS market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. The Dodd-Frank Act also imposed significant regulatory restrictions on the origination and securitization of commercial mortgage loans.

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

The Trump Administration sought to deregulate the U.S. financial industry, such as by altering provisions of the Dodd-Frank Act, including certain provisions affecting the mortgage industry. These efforts included former President Trump signing into law the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "EGRRCPA") in 2018, which included several provisions that seek to reduce the regulatory burden on smaller banking entities engaged in mortgage lending, as well as to expand mortgage credit availability. For example, the EGRRCPA exempts designated institutions from compliance with ability-to-pay requirements for certain qualified residential mortgage loans, expanding the definition of qualified mortgages which may be held by a financial institution, and also exempts certain institutions from data disclosure requirements under the Home Mortgage Disclosure Act of 1975. It is possible that Democratic majorities in the House and Senate, with the support of the Biden Administration, will roll back some of the changes made by EGRRCPA to the Dodd-Frank Act, although it is not possible at this time to predict the nature or extent of any amendments.

The Biden Administration, along with the Democratic Congress, has to date focused primarily on additional stimulus measures to address the economic impact of the ongoing COVID-19 pandemic, rather than comprehensive financial services and banking reform. However, in the long-term the Biden Administration and Congress may take a more active approach to banking and financial regulation than the prior Trump Administration, particularly to promote policy goals involving climate change, racial equity, environmental, social, and corporate governance ("ESG") matters, consumer financial protection and infrastructure. In addition, the substance of regulatory supervision may be influenced through the appointment of individuals to the Federal Reserve Board and other financial regulatory bodies. With the support of a Democratic majority in Congress, President Biden is more likely to be able to have his nominees to such bodies confirmed and, accordingly, carry out the Administration's regulatory agenda. We cannot predict the ultimate content, timing, or effect of legislative and/or regulatory actions under a Biden Administration and Democratic Congress, nor is it possible at this time to estimate the impact of any such actions which could have a dramatic impact on our business, results of operations and financial condition.

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

We may make investments through joint ventures. Such joint venture investments may involve risks not otherwise present when we make investments without partners, including the following:

●	we may not have exclusive control over the investment or the joint venture, which may prevent us from taking actions that are in our best interest and could create the potential risk of creating impasses on decisions, such as with respect to acquisitions or dispositions;

●	joint venture agreements often restrict the transfer of a partner’s interest or may otherwise restrict our ability to sell the interest when we desire and/or on advantageous terms;

●	joint venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling its interest to that partner;

●	a partner may, at any time, have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals;

●	a partner may be in a position to take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT and our exemption from registration under the 1940 Act;

●	a partner may fail to fund its share of required capital contributions or may become bankrupt, which may mean that we and any other remaining partners generally would remain liable for the joint venture’s liabilities;

●	our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements and, in such event, we may not continue to own or operate the interests or investments underlying such relationship or may need to purchase such interests or investments at a premium to the market price to continue ownership;

●	disputes between us and a partner may result in litigation or arbitration that could increase our expenses and prevent Waterfall and our officers and directors from focusing their time and efforts on our business and could result in subjecting the investments owned by the joint venture to additional risk; or

●	we may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect our ability to qualify as a REIT or maintain our exclusion from registration under the 1940 Act, even though we do not control the joint venture.

●	any of the above may subject us to liabilities in excess of those contemplated and adversely affect the value of our joint venture investments.

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

Our ARMs are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a loan. Our borrowings, including our repurchase agreement and securitizations, are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our ARMs. This problem is magnified with respect to our ARMs that are not fully indexed. Further, some ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on ARMs than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates.

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

We rely on unaffiliated banks for the Automated Clearing House (“ACH”) transaction process used to disburse the proceeds of working capital advances to our customers and to automatically collect scheduled payments on such working capital advances. As we are not a bank, we do not have the ability to directly access the ACH payment network and must therefore rely on an FDIC-insured depository institution to process our transactions. If we cannot continue to obtain such services from our current institutions or elsewhere, or if we cannot transition to another processor quickly, our ability to fund working capital advances and process payments will suffer. If we fail to fund working capital advances promptly as expected, we risk loss of customers and damage to our reputation which could materially harm our business. If we fail to adequately collect amounts owing in respect of the working capital advances, as a result of the loss of direct debiting or otherwise, then payments to us may be delayed or reduced and our revenue and operating results may be harmed.

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

On January 1, 2020, we adopted ASU No. 2016-13, Financial Instruments-Credit Losses, which replaces the “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is to be based on past events including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter.

Risks Related to Our Relationship with Waterfall

We depend on Waterfall and its key personnel for our success. We may not find a suitable replacement for Waterfall if the management agreement is terminated, or if key personnel leave the employment of Waterfall or otherwise become unavailable to us.

We are dependent on Waterfall for our day-to-day management. Our Chief Financial Officer, Chief Operating Officer and Chief Credit Officer, who are employed by Waterfall, are dedicated exclusively to our business, along with several of Waterfall’s accounting professionals who are also dedicated exclusively to our business. In addition, Waterfall or our Company may in the future hire additional personnel that may be dedicated to our business. However, other than our Chief Financial Officer, Chief Operating Officer and Chief Credit Officer, Waterfall is not obligated under the management agreement to dedicate any of its personnel exclusively to our business, nor is it or its personnel obligated to dedicate any specific portion of its or their time to our business. We will also be responsible for the costs of our own employees. However, with the exception of our subsidiaries, which will employ their own personnel, we do not expect to have our own employees. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the executive officers and key personnel of Waterfall. The executive officers and key personnel of Waterfall will evaluate, negotiate, structure, close and monitor our acquisitions of assets, and our success will depend on its continued service. The departure of any of the executive officers or key personnel of Waterfall could have a material adverse effect on our performance. In addition, we offer no assurance that Waterfall will remain our manager or that we will continue to have access to Waterfall’s principals and professionals. The current term of our management agreement runs through October 31, 2022 and, unless terminated in accordance with its terms, our management agreement will automatically renew for a successive one-year term on each anniversary thereafter. If the management agreement is terminated and no suitable replacement is found to manage the Company, we may not be able to execute our business plan.

Should one or more of Waterfall’s key personnel leave the employment of Waterfall or otherwise become unavailable to us, Waterfall may not be able to find a suitable replacement and we may not be able to execute certain aspects of our business plan.

There are various conflicts of interest in our relationship with Waterfall which could result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship with Waterfall and its affiliates. Our Chief Financial Officer, Chief Operating Officer and Chief Credit Officer are dedicated exclusively to us, along with several of Waterfall’s accounting professionals and an information technology professional who are also dedicated primarily to us. With the exception of our subsidiaries, which will employ their own personnel, we do not expect to have our own employees. In addition, we expect that the Chief Executive Officer, President, portfolio managers and any other appropriate personnel of Waterfall will devote such portion of their time to our affairs as is necessary to enable us to effectively operate its business. Waterfall and our officers may have conflicts between their duties to us and their duties to, and interests in, Waterfall and its affiliates. Waterfall is not required to devote a specific amount of time or the services of any particular individual to our operations. Waterfall manages or provides services to other clients, and we will compete with these other clients for Waterfall’s resources and support. The ability of Waterfall and its officers and personnel to engage in other business activities may reduce the time they spend advising us.

There may also be conflicts in allocating assets that are suitable for us and other clients of Waterfall and its affiliates. Waterfall manages a series of funds and a limited number of separate accounts, which focus on a range of ABS and other credit strategies. None of these other funds or separate accounts focus on SBC loans as their primary business strategy.

To address certain potential conflicts arising from our relationship with Waterfall or its affiliates, Waterfall has agreed in a side letter agreement with us that, for so long as the management agreement is in effect, neither it nor any of its affiliates will (i) sponsor or manage any additional investment vehicle where we do not participate as an investor whose primary investment strategy will involve SBC mortgage loans, unless Waterfall obtains the prior approval of a majority of our board of directors (including a majority of our independent directors), or (ii) acquire a portfolio of assets, a majority of which (by value or UPB) are SBC mortgage loans on behalf of another investment vehicle (other than acquisitions of SBC ABS), unless we are first offered the investment opportunity and a majority of our board of directors (including a majority of our independent directors) decide not to acquire such assets.

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

Termination of the management agreement without cause is difficult and costly. Our independent directors will review Waterfall’s performance and the management fees annually and, following the initial term, the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of the outstanding shares of our common stock (other than shares held by members of our senior management team and affiliates of Waterfall), based upon: (i) Waterfall’s unsatisfactory performance that is materially detrimental to our Company, or (ii) a determination that the management fees or incentive distribution payable to Waterfall are not fair, subject to Waterfall’s right to prevent termination based on unfair fees by accepting a reduction of management fees or incentive distribution agreed to by at least two-thirds of our independent directors. We must provide Waterfall with 180 days prior notice of any such termination. Additionally, upon such a termination by us without cause (or upon termination by Waterfall due to our material breach), the management agreement provides that we will pay Waterfall a termination fee equal to three times the average annual base management fee earned by Waterfall during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination, except upon an internalization. Additionally, if the management agreement is terminated under circumstances in which we are obligated to make a termination payment to Waterfall, our operating partnership shall repurchase, concurrently with such termination, the Class A special unit in our operating partnership held by Waterfall entitling Waterfall to an incentive distribution from our operating partnership for an amount equal to three times the average annual amount of the incentive distribution paid or payable in respect of the Class A special unit during the 24-month period immediately preceding such termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination. These provisions may increase the cost to our Company of terminating the management agreement and adversely affect our ability to terminate Waterfall without cause.

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

Under the partnership agreement of our operating partnership, Waterfall, the holder of the Class A special unit in our operating partnership is entitled to receive an incentive distribution that may cause Waterfall to place undue emphasis on the maximization of our “distributable earnings”, which is referred to as core earnings under the partnership agreement, at the expense of other criteria, such as preservation of capital, to achieve a higher incentive distribution. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our portfolio. For a discussion of the calculation of distributable earnings under the partnership agreement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Incentive Distribution Payable to Waterfall” included in this annual report on Form 10-K.

Our board of directors will not approve each investment and financing decision made by Waterfall unless required by our investment guidelines.

We have authorized Waterfall to follow broad investment guidelines established by our board of directors. Our board of directors periodically reviews our investment guidelines and investment portfolio but does not, and is not required to, review all of our proposed investments. These investment guidelines may be changed from time to time by our board of directors without the approval of our stockholders. To the extent that our board of directors approves material changes to the investment guidelines, we will inform our stockholders of such changes through disclosure in our periodic reports and other filings required under the Exchange Act. In addition, in conducting its periodic reviews, our board of directors may rely primarily on information provided to them by Waterfall. Furthermore, Waterfall may use complex strategies, and transactions entered into may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Accordingly, Waterfall will have great latitude in determining the types and amounts of target assets it may decide are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results.

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

GMFS could be subject to additional regulatory requirements or changes under the Dodd-Frank Act beyond those currently proposed, adopted or contemplated, particularly given the ongoing heightened regulatory environment in which financial institutions operate. The ongoing implementation of the Dodd-Frank Act, including the implementation of the Mortgage Servicing Rules and the rules related to mortgage loan disclosures by the CFPB, could affect the marketability or liquidity of asset-backed securities and increase the regulatory compliance burden, associated costs and place restrictions on the operations of GMFS, which could in turn adversely affect the servicing of  loans and related receivables, operating results and regulation and supervision of GMFS.

Other regulations resulting from the Dodd-Frank Act may also have a material impact on the business of GMFS. Section 1033 of the Dodd Frank Act instructed the CFPB to implement rules that ensure certain providers of financial services will make available to a consumer in an electronic form, upon request, information in the control or possession of such providers concerning the consumer financial product or service that the consumer obtained from such provider, including information relating to any transaction, series of transaction, or to the account including costs, charges and usage data.  Section 1033 could impose additional privacy and security requirements, operational burdens and increased risk of liability for access to confidential information on providers of financial services.

Mortgage loan modification and refinance programs as well as future legislative action may adversely affect the value of, and the returns on, the target assets in which we invest.

The U.S. Government, through the Federal Reserve, the FHA and the FDIC, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential or commercial mortgage loan foreclosures, including the Home Affordable Modification Program, which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, and the Home Affordable Refinance Program, which we refer to as HARP, which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at LTV ratios without new mortgage insurance. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.

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

Changes in interest rates are a key driver of the performance of MSRs. Historically, the value of MSRs has increased when interest rates rise and decreased when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. We may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us. To the extent we do not utilize derivatives to hedge against changes in the fair value of MSRs, our balance sheet, consolidated results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, MSRs as interest rates change.

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

Some of the loans we originate may be insured in part by mortgage insurers or financial guarantors. Mortgage insurance protects the lender or other holder of a loan up to a specified amount, in the event the borrower defaults on the loan. Mortgage insurance is generally obtained only when the principal amount of the loan at the time of origination is greater than 80% of the value of the property (LTV), although it may not always be obtained in these circumstances. Any inability of the mortgage insurers to pay in full the insured portion of the loans that we hold would adversely affect the value of our loans, which could increase our credit risk, reduce our cash flows, or otherwise adversely affect our business.

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

The underwriting of newly originated residential mortgage loans is different than the underwriting and investment process related to seasoned mortgage loans and RMBS, which focuses, in part, on performance history. Prior to originating or acquiring residential mortgage loans or other assets, GMFS or other subsidiaries may undertake underwriting and due diligence efforts with respect to various aspects of the loan or asset. When underwriting or conducting due diligence, GMFS, or other subsidiaries, rely on available resources, data and investigations by third parties, which may be limited.

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

Losses could occur due to a counterparty that sold loans to GMFS or our other subsidiaries refusing to or being unable to repurchase that loan or pay damages related to breaches of representations made by the seller.

Losses could occur due to a counterparty that sold loans or other assets to GMFS or our other subsidiaries refusing to or being unable to (e.g., due to its financial condition) repurchase loans or pay damages if it is determined subsequent to purchase that one or more of the representations or warranties made to GMFS or our other subsidiaries in connection with the sale was inaccurate.

Even if GMFS or another of our subsidiaries obtains representations and warranties from the loan seller counterparties they may not parallel the representations and warranties GMFS or our other subsidiaries make to subsequent purchasers of the loans or may otherwise not protect the seller from losses, including, for example, due to the counterparty being insolvent or otherwise unable to make payments arising out of damages for a breach of representation or warranty. Furthermore, to the extent the counterparties from which loans were acquired have breached their representations and warranties, such breaches may adversely impact our business relationship with those counterparties, including by reducing the volume of business our subsidiaries conduct with those counterparties, which could negatively impact their ability to acquire loans and the larger mortgage origination business. To the extent our subsidiaries have significant exposure to representations and warranties made to them by one or more counterparties, we may determine, as a matter of risk management, to reduce or discontinue loan acquisitions from those counterparties, which could reduce the volume of mortgage loans available for acquisition and negatively impact our business and financial results.

The diminished level of Freddie Mac participation in, and other changes in the role of Freddie Mac in, the mortgage market may adversely affect our business.

In September 2008, FHFA placed Fannie Mae and Freddie Mac in conservatorship and undertook the extraordinary dual role of supervisor and conservator. FHFA’s conservatorships are of unprecedented scope, scale, and complexity. While in conservatorship, Fannie Mae and Freddie Mac have required $187.5 billion in financial investment from the Treasury to avert insolvency, and, through the start of 2017, have paid to Treasury over $255 billion in dividends. Despite their high leverage, lack of capital, conservatorship status, and uncertain future, the combined Fannie Mae and Freddie Mac have grown in size during conservatorship and, according to FHFA, their combined market share of newly issued MBS is more than 65%. In mid-2017, their combined total assets were approximately $5.3 trillion and their combined debt exceeded $5 trillion. Although market conditions have improved and Fannie Mae and Freddie Mac have returned to profitability, their ability to sustain profitability in the future cannot be assured for a number of reasons: the winding down of their investment portfolios and reduction in net interest income; the level of guarantee fees they will be able to charge and keep; the future performance of their business segments; and the significant uncertainties involving key market drivers such as mortgage rates, homes prices, and credit standards. Fannie Mae and Freddie Mac were also required to eliminate their capital cushion by the end of 2018 and in any quarter in which they suffer a loss, will have to once again draw funds from Treasury to cover such losses. To address these challenges, a number of reform proposals have been introduced and suggested, but none have passed a congressional vote.

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

Our lending business could be materially and adversely affected by circumstances or events limiting the availability of funds for SBA loan programs. A government shutdown occurred in October 2013 and December 2018, which affected the ability of entities to originate SBA loans because Congress failed to approve a budget which in turn eliminated the availability of funds for these programs. A similar government shutdown could occur in the future, which may affect our ability to originate government guaranteed loans and to sell the government guaranteed portions of those loans in the secondary market. A government shutdown may adversely affect our SBA loan program acquisitions and originations and our results of operations.

Risks Related to Financing and Hedging

We use leverage as part of our investment strategy but we do not have a formal policy limiting the amount of debt we may incur. Our board of directors may change our leverage policy without stockholder consent.

We will use prudent leverage to increase potential returns to our stockholders. For information on our committed and outstanding financing arrangements see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in this annual report on Form 10-K. Over time, as market conditions change, we plan to use these and other borrowings. The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that market conditions prevent us from leveraging our assets or cause the cost of our financing to increase relative to the income that can be derived from the assets acquired. Our financing costs will reduce cash available for distribution to stockholders. We may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. A decrease in the value of our assets that are subject to repurchase agreement financing may lead to margin calls that we will have to satisfy. We may not have the funds available to satisfy any such margin calls and may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses. The satisfaction of any such margin calls may reduce cash flow available for distribution to our stockholders. Any reduction in distributions to our stockholders may cause the value of our common stock to decline.

We may not be able to successfully complete additional securitization transactions, which could limit potential future sources of financing and could inhibit the growth of our business.

We may use our existing credit facilities or repurchase agreements or, if we are successful in entering into definitive documentation in respect of our other potential financing facilities, other borrowings to finance the origination and/or acquisition of SBC loans until a sufficient quantity of eligible assets has been accumulated, at which time we would refinance these short-term facilities or repurchase agreements through the securitization market, which could include the creation of CMBS, collateralized debt obligations (“CDOs”), or the private placement of loan participations or other long-term financing. When we employ this strategy, we are subject to the risk that we would not be able to obtain, during the period that our short-term financing arrangements are available, a sufficient amount of eligible assets to maximize the efficiency of a CMBS, CDO or private placement issuance. We are also subject to the risk that we will not be able to obtain short-term financing arrangements or will not be able to renew any short-term financing arrangements after they expire should we find it necessary to extend such short-term financing arrangements to allow more time to obtain the necessary eligible assets for a long-term financing.

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

On December 4, 2020, the ICE Benchmark Administration Limited (“IBA”) published a consultation on its intention to cease the publication of LIBOR. For the most commonly used tenors (overnight and one, three, six and 12 months) of U.S. dollar LIBOR, the IBA is proposing to cease publication immediately after June 30, 2023, anticipating continued rate submissions from panel banks for these tenors of U.S. dollar LIBOR. The IBA also ceased publication of all other U.S. dollar LIBOR tenors, and of all non-U.S. dollar LIBOR rates, after December 31, 2021.  The FCA and U.S. bank regulators have welcomed the IBA's proposal to continue publishing certain tenors for U.S. dollar LIBOR through June 30, 2023 because it would allow many legacy U.S. dollar LIBOR contracts that lack effective fallback provisions and are difficult to amend to mature before such LIBOR rates experience disruptions. U.S. bank regulators are, however, encouraging banks to cease entering into new financial contracts that use LIBOR as a reference rate after December 31, 2021. Given consumer protection, litigation, and reputation risks, U.S. bank regulators believe entering into new financial contracts that use LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks.

In addition, they expect new financial contracts to either utilize a reference rate other than LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after LIBOR’s discontinuation. Although the foregoing may provide some sense of timing, there is no assurance that U.S. dollar LIBOR will continue to be published or be representative of the underlying market until any particular date, and it appears highly likely that U.S. dollar LIBOR will be discontinued or modified after June 30, 2023.

The Alternative Reference Rates Committee, a group of private-market participants convened by the U.S. Federal Reserve Board and the New York Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. The use of SOFR as a substitute for U.S. dollar LIBOR is voluntary and may not be suitable for all market participants. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it is a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than U.S. dollar LIBOR and is less likely to correlate with the funding costs of financial institutions. To approximate economic equivalence to LIBOR, SOFR can be compounded over a relevant term and a spread adjustment may be added.  Market practices related to SOFR calculation conventions continue to develop and may vary, and inconsistent calculation conventions may develop among financial products.

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

In addition, any resulting differences in interest rate standards among our assets and our financing arrangements may result in interest rate mismatches between our assets and the borrowings used to fund such assets. Furthermore, the transition away from LIBOR may adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments.  There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and stock price. We are not able to predict when LIBOR will cease to be available.

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

Our existing financing arrangements, including the Senior Secured Notes, Corporate Debt, Convertible Notes, and our future financing arrangements are or will be governed by a credit agreement, indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. We will bear the cost of issuing and servicing such credit facilities, arrangements or securities.

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

The repurchase agreements that we will use to finance our assets will restrict us from leveraging our assets as fully as desired and may require us to provide additional collateral.

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

Under repurchase agreement financings, we generally sell assets to lenders (that is, repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the transaction, which typically ranges from 30 to 90 days, but which may have terms of up to 364 days or longer. Because the cash we will receive from the lender when it initially sells the assets to the lender is less than the value of those assets (this is referred to as the haircut), if the lender defaults on its obligation to resell the same assets back to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming no change in the value of the assets). We would also incur losses on a repurchase transaction if the value of the underlying assets has declined as of the end of the transaction term, as we would have to repurchase the assets for their initial value but would receive assets worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender will be able to terminate the transaction and cease entering into any other repurchase transactions with us. It is also possible that our repurchase agreements will contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. If a default occurs under any of our repurchase agreements and the lenders terminate one or more of our repurchase agreements, we may need to enter into replacement repurchase agreements with different lenders. There can be no assurance that we will be successful in entering into such replacement repurchase agreements on the same terms as the repurchase agreements that were terminated or at all. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.

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

The change of control provisions in the Senior Secured Notes, Convertible Notes and the Corporate Debt and the related indentures could deter, delay or prevent an otherwise beneficial merger, acquisition, tender offer or other takeover attempt involving our Company.

The change of control provisions in the Senior Secured Notes, Convertible Notes and Corporate Debt and the related indentures could make it more difficult or more expensive for a third-party to acquire our Company.  If a merger, acquisition, tender offer or other takeover attempt involving our Company by a third-party constitutes a change of control under the related indentures, we or ReadyCap Holdings, LLC (“ReadyCap Holdings”) may be required to offer to repurchase all of the Senior Secured Notes, Convertible Notes and the Corporate Debt. As a result, our obligations under the Senior Secured Notes, Convertible Notes and the Corporate Debt could increase the cost of acquiring our Company or otherwise discourage a third party from acquiring our Company.

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

●the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value and any downward adjustments or “mark-to-market” losses would reduce earnings or stockholders’ equity;

●the market value of derivatives used for hedging may decrease from time to time, which may require us to deliver additional margin to our counterparties;

●the amount of income that a REIT may earn from non-qualifying hedging transactions (other than through TRSs) to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;

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

On December 7, 2012, the CFTC issued a no-action letter that provides mortgage REITs relief from such registration (the “No-Action Letter”), if they meet certain conditions and submit a claim for such no-action relief by email to the CFTC. We believe we will meet the conditions set forth in the No-Action Letter and we have filed our claim with the CFTC to perfect the use of the no-action relief from registration. However, if in the future we do not meet the conditions set forth in the No-Action Letter or the relief provided by the No-Action Letter becomes unavailable for any other reason and we are unable to obtain another exemption from registration, we may be required to reduce or eliminate our use of interest rate swaps or vary the manner in which we deploy interest rate swaps in our business and we or our directors may be required to register with the CFTC as CPOs and Waterfall may be required to register as a “commodity trading advisor” with the CFTC, which will require compliance with CFTC rules and subject us, our board of directors and Waterfall to regulation by the CFTC. In the event registration for our Company, our directors or Waterfall is required but is not obtained, we, our board of directors or Waterfall may be subject to fines, penalties and other civil or governmental actions or proceedings, any of which could have a material adverse effect on our business, financial condition and results of operations. The costs of compliance with the CFTC regulations, or the changes to our hedging strategy necessary to avoid their application, could have a material adverse effect on our business, financial condition and results of operations.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. In order to treat a subsidiary of the REIT as a TRS, both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. In order to qualify as a REIT, no more than 20% of the value of our gross assets at the end of each calendar quarter may consist of securities of one or more TRSs. A significant portion of our activities are conducted through our TRSs, and we expect that such TRSs will, at times, hold significant assets.

We have elected, together with certain of our subsidiaries, for each such entity to be treated as a TRS, and we may make TRS elections with respect to certain other entities we may form in the future (collectively referred to herein as "our TRSs"). While we intend to manage our affairs so as to satisfy the TRS limitation, there can be no assurance that we will be able to do so in all market circumstances.

In order to satisfy the TRS limitation, we have been required to and may in the future be required to acquire assets that we otherwise would not acquire, liquidate or restructure assets that we hold through our TRSs, or otherwise engage in transactions that we would not otherwise undertake absent the requirements for REIT qualifications. Each of these actions could reduce the distributions available to our stockholders. In addition, we and our subsidiary REIT have made loans to our TRSs that meet the requirements to be treated as qualifying investments of new capital, which is generally treated as a real estate asset under the Code. Because such loans are treated as real estate assets for purposes of the REIT requirements, we do not treat these loans as TRS securities for purposes of the TRS asset limitation, which is consistent with private rulings issued by the IRS. However, no assurance can be provided that the IRS may not successfully assert that such loans should be treated as securities of our TRSs or our subsidiary REIT's TRSs, which could adversely impact our qualification as a REIT. In addition, our TRSs have obtained financing in transactions in which we and our other subsidiaries have provided guaranties and similar credit support. Although we believe that these financings are properly treated as financings of our TRSs for U.S. federal income tax purposes, no assurance can be provided that the IRS would not assert that such financings should be treated as issued by other entities in our structure, which could impact our compliance with the TRS limitation and the other REIT requirements. Moreover, no assurance can be provided that we will be able to successfully manage our asset composition in a manner that causes us to satisfy the TRS limitation each quarter, and our failure to satisfy this limitation could result in our failure to qualify as a REIT.

Any distributions we receive from our TRSs are classified as dividend income to the extent of the earnings and profits of the distributing corporation. Any of our TRSs may from time to time need to make such distributions in order to keep the value of our TRSs below 20% of our total assets. However, TRS dividends will generally not constitute qualifying income for purposes of one of the tests we must satisfy to qualify as a REIT, namely, that at least 75% of our gross income must in each taxable year generally be from real estate assets. While we will continue to monitor our compliance with both this gross income test and the limitation on the percentage of our assets represented by securities of our TRSs, and intend to conduct our affairs so as to comply with both, the two may at times be in conflict with one another. As an example, it is possible that we may wish to distribute a dividend from a TRS in order to reduce the value of our TRSs below the required threshold of our assets, but be unable to do so without violating the requirement that 75% of our gross income in the taxable year be derived from real estate assets. Although there are other measures we can take in such circumstances in order to remain in compliance, there can be no assurance that we will be able to comply with both of these tests in all market conditions.

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

In addition, certain assets that we hold or intend to hold, including unsecured loans, loans secured by both real property and personal property where the fair market value of the personal property exceeds 15% of the total fair market value of all of the property securing the loan, and interests in ABS secured by assets other than real property or mortgages on real property or on interests in real property, are not qualified and will not be qualified real estate assets for purposes of the asset tests. Accordingly, our ability to invest in such assets will be limited, and our investment in such assets could cause us to fail to qualify as a REIT if our holdings in such assets do not satisfy such limitations.

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

To qualify as a REIT, we must distribute to our stockholders each calendar year dividends equal to at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. Our current policy is to pay distributions which will allow us to satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income tax on our undistributed income.

Our taxable income may substantially exceed our net income as determined under U.S. GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, it is likely that we will acquire assets, including RMBS requiring us to accrue original issue discount (“OID”) or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. Under tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), which was signed into law on December 22, 2017, we generally will be required to recognize certain amounts in income no later than the time such amounts are reflected on our financial statements.  The application of this rule may require the accrual of income earlier than would be the case under the otherwise applicable tax rules.  Although the precise application of this rule is not entirely clear, final regulations generally exclude, among other items, OID and market discount income from the applicability of this rule.

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

To the extent the face amount of any loan that we hold that is secured by both real property and other property exceeds the value of the real property securing such loan, the interest apportionment rules described above may apply to certain of our loan assets unless the loan is secured solely by real property and personal property and the value of the personal property does not exceed 15% of the value of the property securing the loan. Thus, depending upon the value of the real property securing our mortgage loans and their face amount, and the other sources of our gross income generally, we may fail to meet the 75% gross income test. In addition, although we will endeavor to accurately determine the values of the real property securing our loans at the time we acquire or commit to acquire such loans, such values may not be susceptible to a precise determination and will be determined based on the information available to us at such time. If the IRS were to successfully challenge our valuations of such assets and such revaluations resulted in a higher portion of our interest income being apportioned to property other than real property, we could fail to meet the 75% gross income test. If we do not meet this test, we could potentially lose our REIT qualification or be required to pay a penalty tax to the IRS. Furthermore, prior to 2016, the apportionment rules described above applied to any debt instrument that was secured by real and personal property if the principal amount of the loan exceeded the value of the real property securing the loan. As a result, prior to 2016, these apportionment rules applied to mortgage loans held by us even if the personal property securing the loan did not exceed 15% of the total property securing the loan. We and our predecessor have held significant mortgage loans that are secured by both real property and personal property. If the IRS were to successfully challenge the application of these rules to us, we could fail to meet the 75% gross income test and potentially lose our REIT qualification or be required to pay a penalty tax to the IRS.

In addition, the Code provides that a regular or a residual interest in a REMIC is generally treated as a real estate asset for the purposes of the REIT asset tests, and any amount includible in our gross income with respect to such an interest is generally treated as interest on an obligation secured by a mortgage on real property for the purposes of the gross income tests. If, however, less than 95% of the assets of a REMIC in which we hold an interest consists of real estate assets (determined as if we held such assets), we will be treated as holding our proportionate share of the assets of the REMIC for the purpose of the asset tests and receiving directly our proportionate share of the income of the REMIC for the purpose of determining the amount of income from the REMIC that is treated as interest on an obligation secured by a mortgage on real property. In connection with the expanded HARP program, the IRS issued guidance providing that, among other things, if a REIT holds a regular interest in an “eligible REMIC,” or a residual interest in an “eligible REMIC” that informs the REIT that at least 80% of the REMIC’s assets constitute real estate assets, then (i) the REIT may treat 80% of the value of the interest in the REMIC as a real estate asset for the purpose of the REIT asset tests and (ii) the REIT may treat 80% of the gross income received with respect to the interest in the REMIC as interest on an obligation secured by a mortgage on real property for the purpose of the 75% gross income test. For this purpose, a REMIC is an “eligible REMIC” if (i) the REMIC has received a guarantee from Fannie Mae or Freddie Mac that will allow the REMIC to make any principal and interest payments on its regular and residual interests and (ii) all of the REMIC’s mortgages and pass-through certificates are secured by interests in single-family dwellings. If we were to acquire an interest in an eligible REMIC less than 95% of the assets of which constitute real estate assets, the IRS guidance described above may generally allow us to treat 80% of our interest in such a REMIC as a qualifying real estate asset for the purpose of the asset tests and 80% of the gross income derived from the interest as qualifying income for the purpose of the 75% gross income test. Although the portion of the income from such a REMIC interest that does not qualify for the 75% gross income test would likely be qualifying income for the purpose of the 95% gross income test, the remaining 20% of the REMIC interest generally would not qualify as a real estate asset, which could adversely affect our ability to satisfy the REIT asset tests. Accordingly, owning such a REMIC interest could adversely affect our ability to qualify as a REIT.

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

We may enter into transactions that could result in us, the operating partnership or a portion of the operating partnership’s assets being treated as a “taxable mortgage pool” for U.S. federal income tax purposes. Specifically, we may securitize residential or commercial real estate loans that we originate or acquire and such securitizations, to the extent structured in a manner other than a REMIC, would likely result in us owning interests in a “taxable mortgage pool”. We would be precluded from holding equity interests in such a taxable mortgage pool securitization through the operating partnership. Accordingly, we would likely enter into such transactions through a qualified REIT subsidiary of one or more subsidiary REITs formed by the operating partnership and will be precluded from selling to outside investors equity interests in such securitizations or from selling any debt securities issued in connection with such securitizations that might be considered equity for U.S. federal income tax purposes. We will be taxed at the highest U.S. federal corporate income tax rate on any “excess inclusion income” arising from a taxable mortgage pool that is allocable to the percentage of our shares held in record name by “disqualified organizations,” which are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from tax on unrelated business taxable income. To the extent that common stock owned by “disqualified organizations” is held in record name by a broker/dealer or other nominee, the broker/dealer or other nominee would be liable for the U.S. federal corporate income tax on the portion of our excess inclusion income allocable to the common stock held by the broker/dealer or other nominee on behalf of the disqualified organizations. Disqualified organizations may own our stock. Because this tax would be imposed on us, all of our investors, including investors that are not disqualified organizations, will bear a portion of the tax cost associated with the classification of us or a portion of our assets as a taxable mortgage pool. A regulated investment company, or “RIC”, or other pass-through entity owning our common stock in record name will be subject to tax at the highest corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations. We have engaged in certain securitization transactions that are treated as taxable mortgage pools for U.S. federal income tax purposes. Although we believe that such transactions are structured in a manner so that they should not cause any portion of the distributions in our shares to be treated as excess inclusion income, no assurance can be provided that the IRS would not assert a contrary position.

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

We may hold excess MSRs. In certain private letter rulings, the IRS ruled that excess MSRs meeting certain requirements would be treated as an interest in mortgages on real property and thus a real estate asset for purposes of the 75% REIT asset test, and interest received by a REIT from such excess MSRs will be considered interest on obligations secured by mortgages on real property for purposes of the 75% gross income test. A private letter ruling may be relied upon only by the taxpayer to whom it is issued, and the IRS may revoke a private letter ruling. Consistent with the analysis adopted by the IRS in such private letter rulings and based on advice of counsel, we intend to treat any excess MSRs that we acquire that meet the requirements provided in the private letter rulings as qualifying assets for purposes of the 75% gross asset test, and we intend to treat income from such excess MSRs as qualifying income for purposes of the 75% and 95% gross income tests. Notwithstanding the IRS’s determination in the private letter rulings described above, it is possible that the IRS could successfully assert that any excess MSRs that we acquire do not qualify for purposes of the 75% REIT asset test and income from such MSRs does not qualify for purposes of the 75% and/or 95% gross income tests, which could cause us to be subject to a penalty tax and could adversely impact our ability to qualify as a REIT.

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

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risks will generally be excluded from gross income for purposes of the 75% and 95% gross income tests if (i) the instrument (A) hedges interest rate risk or foreign currency exposure on liabilities used to carry or acquire real estate assets or (B) hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests, or (C) hedges an instrument described in clause (A) or (B) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the hedged instrument, and (ii) such instrument is properly identified under applicable Treasury Regulations. Any income from other hedges would generally constitute non-qualifying income for purposes of both the 75% and 95% gross income tests. As a result, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS, which could increase the cost of our hedging activities or result in greater risks associated with interest rate or other changes than we would otherwise incur.

Even if we qualify as a REIT, we may face tax liabilities that reduce our cash flow.

Even if we qualify as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of foreclosures, and state or local income, franchise, property and transfer taxes, including mortgage-related taxes. In addition, we intend to hold a significant amount of our assets from time to time in our TRSs each of which pay U.S. federal, state and local income tax on its taxable income, and its after tax net income is available for distribution to us but is not required to be distributed to us by such TRS. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we may hold some of our assets through taxable subsidiary corporations, including domestic TRSs. Any taxes paid by such subsidiary corporations would decrease the cash available for distribution to our stockholders. For example, as a result of ReadyCap Holdings’ SBA license, ReadyCap Holdings’ ability to distribute cash and other assets is subject to significant limitations, and as a result, ReadyCap Holdings is required to hold certain assets that would be qualifying real estate assets for purposes of the REIT asset tests, would generate qualifying income for purposes of the 75% income tests, and would not be subject to corporate taxation if held by our operating partnership. Also, we intend that loans that we originate or buy with an intention of selling in a manner that might expose us to the 100% tax on “prohibited transactions” will be originated or bought by a TRS. Furthermore, loans that are to be modified may be held by a TRS on the date of their modification and for a period of time thereafter. Finally, some or all of the real estate properties that we may from time to time acquire by foreclosure or other procedure will likely be held in one or more TRSs. Since our TRSs do not file consolidated returns with one another, any net losses generated by one such entity will not offset net income generated by any other such entity.

In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Furthermore, if we acquire appreciated assets from a subchapter C corporation in a transaction in which the adjusted tax basis of the assets in our hands is determined by reference to the adjusted tax basis of the assets in the hands of the C corporation, and if we subsequently dispose of any such assets during the 5-year period following the acquisition of the assets from the C corporation, we will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the excess of the fair market value of the assets on the date that they were contributed to us over the basis of such assets on such date, which we refer to as built-in gains. A portion of the assets contributed to our predecessor to the ZAIS Financial merger (“Pre-Merger Sutherland”) in connection with the REIT formation transactions and contributed to ZAIS Financial in connection with its formation may be subject to the built-in gains tax. Although we expect that the built-in gains tax liability arising from any such assets should be de minimis, there is no assurance that this will be the case.

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

When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, and also to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income which qualifies under the 75% gross income test. In addition, when purchasing the equity tranche of a securitization, we may rely on opinions or advice of counsel regarding the qualification of the securitization for exemption from U.S. corporate income tax and the qualification of interests in such securitization as debt for U.S. federal income tax purposes. The inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

In addition, for purposes of the gross income tests, rental income qualifies as rents from real property only to the extent that we do not directly or constructively own, (i) in the case of any tenant which is a corporation, stock possessing 10% or more of the total combined voting power of all classes of stock entitled to vote, or 10% or more of the total value of shares of all classes of stock of such tenant, or (ii) in the case of any tenant which is not a corporation, an interest of 10% or more in the assets or net profits of such tenant. We monitor the rental income generated by properties owned by us in order to determine if the rent is treated as paid by an entity that is treated as related to us for purposes of these rules. However, the attribution rules that apply for purposes of the above rules are complex. In order to determine whether we are deemed to hold an interest in the tenant under these attribution rules, we are required to rely on information that we obtain from our shareholders and other third parties regarding potential relationships that could cause us to be treated as owning an interest in such tenants. No assurance can be provided that we will have access to all information necessary to make this determination, and as a result no assurance can be provided that the rental income we receive will not be treated as received from related parties under these rules, which could adversely impact our ability to qualify as a REIT.

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

Prior to the REIT formation transactions, our operating partnership had accounted for its interest in certain SBC securitizations as an interest in a single debt instrument for U.S. federal income tax purposes. In connection with the REIT formation transactions, the predecessor to our operating partnership was treated as terminated for U.S. federal income tax purposes, and our operating partnership was treated as a new partnership that acquired the assets of such predecessor for U.S. federal income tax purposes. Beginning with such transactions, our operating partnership has properly accounted for our interests in these securitizations as interests in the underlying loans for U.S. federal income tax purposes. Since we did not have complete information regarding the tax basis of each of the loans held by our operating partnership at the time of the REIT formation transactions, our computation of taxable income with respect to these interests could be subject to adjustment by the IRS. If any such adjustment would be significant in amount, the resulting redetermination of our gross income for U.S. federal income tax purposes could cause us or Pre-Merger Sutherland to fail to satisfy the gross income tests, which could cause us to fail to qualify as a REIT. In addition, if any such adjustment resulted in an increase to our or Pre-Merger Sutherland's REIT taxable income, we could be required to pay a deficiency dividend in order to maintain our REIT qualification.

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

The Tax Act significantly changed U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. Further changes to the tax laws are possible. In particular, the federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time.

We cannot assure stockholders that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Stockholders are urged to consult with their tax advisors with respect to the impact of these legislative changes on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

There may be tax consequences to any modifications to our borrowings, our hedging transactions and other contracts to replace references to LIBOR.

Many of our debt and interest rate hedge agreements are linked to U.S. dollar LIBOR. We may have to renegotiate such LIBOR- based instruments to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR- based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Recently finalized Treasury Regulations, which will be effective March 7, 2022, will treat certain modifications that would be taxable events under current law as non-taxable events. The Treasury Regulations will also permit REMICs to make certain modifications without losing REMIC qualification. The Treasury Regulations do not discuss REIT-specific issues of modifications to LIBOR-based instruments. The IRS has also issued Revenue Procedure 2020-44, which provides additional guidance to facilitate the market’s transition from LIBOR rates. This guidance clarifies the treatment of certain debt instruments modified to replace LIBOR- based terms. We will attempt to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.

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

As permitted by the MGCL, our board of directors has by resolution exempted from the "business combination" provision of the MGCL business combinations (1) between us and our affiliates and (2) between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person). Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that these exemptions will not be amended or eliminated at any time in the future.

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

Our amended and restated bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for some litigation, which could limit the ability of stockholders to obtain a favorable judicial forum for disputes with our Company.

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

We use short-term borrowings, such as our existing credit facilities and repurchase agreements, to fund the acquisition of our assets, pending our completion of longer-term matched funded financings. Our use of short-term financing exposes us to risk where our lenders may respond to market conditions by making it more difficult for us to renew or replace on a continuous basis our maturing borrowings. If we are unable to renew our existing short-term facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under these types of financing, we may have to curtail our asset acquisition and origination activities and/or dispose of assets.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 1251 Avenue of the Americas, 50th Floor, New York, New York 10020, and our telephone number is (212) 257-4600. We use the offices of ReadyCap Lending located at 200 Connell Drive, Suite 4000, Berkeley Heights, New Jersey, 07922; ReadyCap Commercial, LLC, located at 1320 Greenway Drive, Suite 560, Irving, Texas, 75038; and Knight Capital LLC, located at 110 Southeast 6th Street, Suite 700, Fort Lauderdale, FL 33301. We use the offices of GMFS located at 7389 Florida Blvd, Suite 200A, Baton Rouge, Louisiana, 70806 for our residential mortgage banking operations. GMFS also has various branch locations located primarily throughout the southeastern United States. We use the three offices of Red Stone located at 666 Old Country Road, Suite 603, Garden City, New York, 11530, 350 Fifth Avenue, Suite 4830, New York, New York, 10118 and 750 Main Street, Suite 202, Mendota Heights, Minnesota, 55118.

Item 3. Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business.

On February 24, 2021, Sheila Baker and Merle W. Bundick purported shareholders of Anworth, filed lawsuits in the California Superior Court, styled Baker v. McAdams, et al., No. 21STCV07569 (the “Baker Action”) and Bundick v. McAdams, et al., No. 21STCV07571 (the “Bundick Action”). On March 2, 2021, Benjamin Gigli, a purported shareholder of Anworth, also filed a lawsuit in California Superior Court, styled Gigli v. McAdams, et al., No. 21STCV08413 (the “Gigli Action,” and together with the Baker Action and the Bundick Action, the “California State Court Actions”). The California State Court Actions were filed against the Board of Directors of Anworth (the “Anworth Board”). The complaints in the California State Court Actions assert that the Anworth Board breached their fiduciary duties by failing to properly consider acquisition proposals that were purportedly superior to the merger of Anworth with and into a wholly-owned subsidiary of ours in exchange for approximately 16.8 million shares of our common stock (the “Anworth Merger”), agreeing to purportedly unreasonable deal protections in connection with the Anworth Merger, and authorizing the issuance of the Form 424B3 filed on February 9, 2021, which allegedly contained materially misleading information. The California State Court Actions seek, among other things, rescissory damages and an award of attorneys’ and experts’ fees. On May 26, 2021, the California State Court Actions were consolidated and restyled In re Anworth Mortgage Asset Corporation Stockholder Litigation, Lead Case No. 21STCV07569. A consolidated amended complaint was filed by Sheila Baker, Merle W. Bundick, and Benjamin Gigli (together, the “Plaintiffs”) on June 14, 2021, and the Anworth Board filed a Demurrer seeking to dismiss the consolidated amended complaint on August 13, 2021. Plaintiffs opposed the Anworth Board’s Demurrer on September 13, 2021, and the Anworth Board filed their reply brief on October 4, 2021. A hearing on the Anworth Board’s Demurrer was held on November 22, 2021. The Court denied the Anworth Board’s Demurrer on December 2, 2021. The Anworth Board filed their answer on January 3, 2022, and the case is currently in discovery.

Ready Capital intends to vigorously defend against the California State Court Actions.

Litigation Related to the Mosaic Mergers. On February 1, 2022, Adam Gottfried, a purported shareholder of Ready Capital, filed a lawsuit in the United States District Court for the Eastern District of New York, styled Adam Gottfried v. Ready Capital Corporation, et al., No. 1:22-cv-00585 (the “Gottfried Action”). The Gottfried Action was filed against Ready Capital and our board. The complaint in the Gottfried Action asserts that the Form S-4 Registration Statement filed on January 10, 2022 in connection with the Mosaic Mergers contained materially incomplete and misleading information, in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Gottfried Action seeks, among other things, an injunction enjoining the Mosaic Mergers from closing, rescission of the Mosaic Mergers or rescissory damages if the Mosaic Mergers are consummated, a ruling that Ready Capital and our board violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and an award of reasonable costs and expenses, including attorneys’ and experts’ fees.

Ready Capital intends to vigorously defend against the Gottfried Action.

Another group of investors of Mosaic Real Estate Credit, LLC (“MREC”) filed a Demand for Arbitration and Request for Emergency Relief (the “Demand for Arbitration”) on February 23, 2022. The Demand for Arbitration was filed against Ethan Penner, the founder and managing partner of MREC; MREC Management, LLC, the external manager of MREC; and MREC. The investors filed the Demand for Arbitration pursuant to the MREC operating agreement and assert that the Form S-4 Registration Statement filed on February 7, 2022 insufficiently disclosed information underlying alleged conflicts of interest of Penner and MREC Management, LLC. The Demand for Arbitration seeks to enjoin the “negative consent” vote of the investors of MREC until MREC issues corrective disclosures regarding any and all fees, compensation or other consideration to be received by Penner or MREC Management, LLC, including the timing and negotiation of those fees, as well as information regarding Julius W. Erving’s selection and compensation associated with his future role on our board of directors. The Demand for Arbitration further seeks to recover damages based on alleged breaches of fiduciary duties by Penner and MREC Management, LLC.

Respondents intend to vigorously defend against the claims.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed for trading on the NYSE under the symbol “RC”.

Holders

As of February 25, 2022, we had 707 registered holders of our common stock. The holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.

Dividends

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. U.S. federal income tax law requires that a REIT distribute annually dividends equal to at least 90% of its REIT taxable income, excluding net capital gains and determined without regard to the dividends paid deduction, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. Our current policy is to pay distributions, which will allow us to satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income tax on our undistributed income. Although we may borrow funds to make distributions, cash for such distributions is expected to be largely generated from our consolidated statements of income. Dividends are declared and paid at the discretion of our board of directors and depend on cash available for distribution, financial condition, our ability to maintain our qualification as a REIT, and such other factors that our board of directors may deem relevant. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this annual report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends.

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

The following graph is a comparison of the cumulative total stockholder return on our shares of common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and a Competitor Composite Average, a peer group index from October 31, 2016 to December 31, 2021.

	As of the period ended	As of December 31,
Index	October 31, 2016	2016	2017	2018	2019	2020	2021
RC	100.0	100.4	124.9	125.8	155.3	147.0	206.5
S&P 500	100.0	105.3	125.7	117.9	152.0	176.7	224.2
Competitor Composite Average	100.0	100.6	115.0	125.3	169.9	160.7	203.5

In the table above:

●	Total return performance presents our common stock during the two months ended December 31, 2016 and each of the fiscal years ended December 31, 2017 through 2021, reflecting the post-merger prices of our common stock.

●	Prior to the completion of our merger with ZAIS Financial, shares of common stock of ZAIS Financial traded on the NYSE under the ticker symbol "ZFC". Prior to and as a condition to the merger, ZAIS Financial disposed of its seasoned re-performing mortgage loan portfolio, such that upon the completion of the merger, ZAIS Financial’s assets largely consisted of its GMFS origination subsidiary, cash, conduit loans and RMBS. As a result, ZAIS Financial's business and financial results prior to the merger and during the period covered in the table were significantly different from our business following the closing of the merger and the total return performance before and after the merger may not be comparable.

●	Details shall not be deemed, under the Securities Act or the Exchange Act, to be (i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by the Company with the SEC, except to the extent that the Company specifically incorporates such stock performance graph and table by reference.

●	It is assumed that $100 was invested on October 31, 2016 in shares of common stock of Ready Capital Corporation (previously Sutherland Asset Management Corporation), the S&P 500 Index, and each of the companies’ shares of common stock included in the Competitor Composite Average and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted.

●	The Competitor Composite Average is a measure of the total return performance of mortgage REIT competitors based on actual share prices of the following companies: Blackstone Mortgage Trust Inc. (BXMT), Starwood Property Trust, Inc. (STWD), Ares Commercial Real Estate Corporation (ACRE), Apollo Commercial Real Estate Finance Inc. (ARI), Arbor Realty Trust, Inc. (ABR), and Ladder Capital Corporation (LADR).

Securities Authorized For Issuance Under Equity Compensation Plans

The information required by this item is set forth under Item 12 of Part III of this annual report on Form 10-K and is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities; Use of Proceeds from Registered Securities

None.

Recent Purchases of Equity Securities

On March 6, 2018, the Company's Board of Directors approved a share repurchase program authorizing, but not obligating, the repurchase of up to $20 million of its common stock, which was increased by an additional $5 million on August 4, 2020, bringing the total authorized and available under the program to $25 million. The Company expects to acquire shares through open market or privately negotiated transactions. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors.

The table below presents shares of common stock owned by certain of our employees which have been surrendered by them to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock units during the fourth quarter.

	Total Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program
October	43,314	$15.67		43,314	$13,707,610
November	—	—		—	13,707,610
December	—	—		—	13,707,610
Total	43,314	$15.67	(1)	43,314	$13,707,610
(1) The price paid per share is based on the price of our common stock as of the date of the withholding.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” included in this annual report on Form 10-K.

	For the Year Ended December 31,
(in thousands, except share data)	2021	2020	2019	2018	2017
Income Statement Data
Interest income	$403,496	$258,636	$229,916	$169,499	$138,305
Interest expense	(213,561)	(175,481)	(151,880)	(109,238)	(74,646)
Provision for loan losses	(8,049)	(34,726)	(3,684)	(1,701)	(2,363)
Other non-interest income (expense)	7,171	6,024	(9,848)	4,283	(13,643)
(Provision) benefit for income taxes	(29,083)	(8,384)	10,552	(1,386)	(1,839)
Net income attributable to non-controlling interest	2,230	1,199	2,088	2,199	2,524
Dividends on preferred stock	7,503	-	-	-	-
Net income	159,974	46,069	75,056	61,457	45,814
Net income attributable to Ready Capital Corporation	150,241	44,870	72,968	59,258	43,290

Basic earnings per share	$2.17	$0.81	$1.72	$1.84	$1.38
Diluted earnings per share	$2.17	$0.81	$1.72	$1.84	$1.38

Dividends declared per share of common stock	$1.66	$1.30	$1.60	$1.57	$1.48
Weighted-average basic shares of common stock outstanding	68,511,578	53,736,523	42,011,750	32,085,975	31,350,102

Balance Sheet Data
Total assets	$9,534,031	$5,372,095	$4,977,018	$3,036,843	$2,523,503
Total liabilities	8,245,072	4,537,887	4,132,234	2,472,768	1,968,036
Total redeemable preferred stock and stockholders' equity	1,284,465	815,396	825,412	544,831	536,073
Total non-controlling interests	4,494	18,812	19,372	19,244	19,394

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in five main sections:

●	Overview
●	Results of Operations
●	Liquidity and Capital Resources
●	Contractual Obligations and Off- Balance Sheet Arrangements
●	Critical Accounting Estimates

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

Overview

Our Business

We are a multi-strategy real estate finance company that originates, acquires, finances, and services SBC loans, SBA loans, residential mortgage loans, and to a lesser extent, MBS collateralized primarily by SBC loans, or other real estate-related investments. Our loans generally range in original principal amounts up to $40 million and are used by businesses to purchase real estate used in their operations or by investors seeking to acquire multi-family, office, retail, mixed use or warehouse properties. Our objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends as well as through capital appreciation. In order to achieve this objective, we continue to grow our investment portfolio and believe that the breadth of our full service real estate finance platform will allow us to adapt to market conditions and deploy capital in our asset classes and segments with the most attractive risk-adjusted returns. We report our activities in the following three operating segments:

●	SBC Lending and Acquisitions. We originate SBC loans secured by stabilized or transitional investor properties using multiple loan origination channels through our wholly-owned subsidiary, ReadyCap Commercial. These originated loans are generally held-for-investment or placed into securitization structures. As part of this segment, we originate and service multi-family loans under the Freddie Mac program. These originated loans are held for sale, then sold to Freddie Mac. We provide construction and permanent financing for the preservation and construction of affordable housing, primarily utilizing tax-exempt bonds through Red Stone, a wholly owned subsidiary. In addition, we acquire small balance commercial loans as part of our business strategy. We hold performing SBC loans to term and seek to maximize the value of the non-performing SBC loans acquired by us through borrower-based resolution strategies. We typically acquire non-performing loans at a discount to their unpaid principal balance when we believe that resolution of the loans will provide attractive risk-adjusted returns.

●	Small Business Lending. We acquire, originate and service owner-occupied loans guaranteed by the SBA under the SBA Section 7(a) Program through our wholly-owned subsidiary, ReadyCap Lending. We hold an SBA license as one of only 14 non-bank SBLCs and have been granted preferred lender status by the SBA. These originated loans are either held-for-investment, placed into securitization structures, or sold. We also acquire purchased future receivables through Knight Capital, which is a technology-driven platform that provides working capital to small and medium sized businesses across the U.S.

●	Residential Mortgage Banking. We operate our residential mortgage loan origination segment through our wholly-owned subsidiary, GMFS. GMFS originates residential mortgage loans eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, USDA and VA through retail, correspondent and broker channels. These originated loans are then sold to third parties, primarily agency lending programs.

Prior to the fourth quarter of 2021, we reported our activities in the following four business segments: Acquisitions, SBC Originations, Small Business Lending and Residential Mortgage Banking. Our Chief Executive Officer, as our CODM, realigned our business segments to incorporate results from our Acquisitions segment in our SBC Lending and Acquisitions segment. We believe this to be more closely aligned with the activities for and projections of our business models. We have recast prior period amounts and segment information to conform to this presentation.

We are organized and conduct our operations to qualify as a REIT under the Code. So long as we qualify as a REIT, we are generally not subject to U.S. federal income tax on our net taxable income to the extent that we annually distribute substantially all of our net taxable income to stockholders. We are organized in a traditional UpREIT format pursuant to which we serve as the general partner of and conduct substantially all of our business through our operating partnership. We also intend to operate our business in a manner that will permit us to be excluded from registration as an investment company under the 1940 Act.

Acquisitions

Anworth Mortgage Asset Corporation. On March 19, 2021, we completed the acquisition of Anworth, through a merger of Anworth with and into a wholly-owned subsidiary of ours, in exchange for approximately 16.8 million shares of our common stock (“Anworth Merger”). In accordance with the Agreement and Plan of Merger, dated as of December 6, 2020 (“the Merger Agreement”), by and among us, RC Merger Subsidiary, LLC and Anworth, the number of shares of our common stock issued was based on an exchange ratio of 0.1688 per share plus $0.61 in cash. The total purchase price for the merger of $417.9 million consists of our common stock issued in exchange for shares of Anworth common stock and cash paid in lieu of fractional shares of our common stock, which was based on a price of $14.28 of our common stock on the acquisition date and $0.61 in cash per share.

In addition, we issued 1,919,378 shares of newly designated 8.625% Series B Cumulative Preferred Stock, par value $0.0001 per share (the "Series B Preferred Stock"), 779,743 shares of newly designated 6.25% Series C Cumulative Convertible Preferred Stock, par value $0.0001 per share (the "Series C Preferred Stock") and 2,010,278 shares of newly designated 7.625% Series D Cumulative Redeemable Preferred Stock, par value $0.0001 per share (the "Series D Preferred Stock"), in exchange for all shares of Anworth’s 8.625% Series A Cumulative Preferred Stock, 6.25% Series B Cumulative Convertible Preferred Stock and 7.625% Series C Cumulative Redeemable preferred stock outstanding prior to the effective time of the Anworth Merger. On July 15, 2021, the Company redeemed all of the outstanding Series B and Series D Preferred Stock, in each case at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends up to, but excluding, the redemption date.

Upon the closing of the transaction and after giving effect to the issuance of shares of common stock as consideration in the merger, our historical stockholders owned approximately 77% of our outstanding common stock, while historical Anworth stockholders owned approximately 23% of our outstanding common stock.

The acquisition of Anworth increased our equity capitalization, supported continued growth of our platform and execution of our strategy, and provided us with improved scale, liquidity and capital alternatives, including additional borrowing capacity. Also, the stockholder base resulting from the acquisition of Anworth enhanced the trading volume and liquidity for our stockholders. In addition, part of our strategy in acquiring Anworth was to manage the liquidation and runoff of certain assets within the Anworth portfolio and repay certain indebtedness on the Anworth portfolio following the completion of the Anworth Merger, and to redeploy the capital into opportunities in our core SBC strategies and other assets we expect will generate attractive risk-adjusted returns and long-term earnings accretion. Consistent with this strategy, as of December 31, 2021, we have liquidated approximately $2.0 billion of assets within the Anworth portfolio, primarily consisting of Agency RMBS, and repaid approximately $1.7 billion of indebtedness on the portfolio.

In addition, concurrently with entering into the Merger Agreement, we, our operating partnership and the Manager entered into the First Amendment to the Amended and Restated Management Agreement (the “Amendment”), pursuant to which, upon the closing of the Anworth Merger, the Manager’s base management fee was reduced by $1,000,000 per quarter for each of the first full four quarters following the effective time of the Anworth Merger (the “Temporary Fee Reduction”). Other than the Temporary Fee Reduction set forth in the Amendment, the terms of the Management Agreement remain the same.

Red Stone. On July 31, 2021, the Company acquired Red Stone, a privately owned real estate finance and investment company that provides innovative financial products and services to multifamily affordable housing, in exchange for an initial purchase price of approximately $63 million paid in cash, retention payments to key executives aggregating $7 million in cash and 128,533 shares of common stock of the Company issued to Red Stone executives under the 2012 Plan. Additional purchase price payments may be made over the next three years if the Red Stone business achieves certain hurdles. The acquisition of Red Stone supported a significant growth opportunity for the Company by expanding presence in a sector with otherwise low correlation to our assets. Part of the Company’s strategy in acquiring Red Stone includes the value of the anticipated synergies arising from the acquisition and the value of the acquired assembled workforce, neither of which qualify for recognition as an intangible asset.

Mosaic. On November 3, 2021, we entered into a definitive merger agreement pursuant to which we have agreed to acquire, through the Mosaic Mergers, the Mosaic Funds managed by MREC Management, LLC. Following the Mosaic Mergers, we are expected to have a pro forma equity capital base in excess of $1.8 billion. The acquisition is expected to further expand our investment portfolio to include a diverse portfolio of construction assets with attractive portfolio yields resulting in a reduced leverage profile.

The combined company will continue to operate under the name “Ready Capital Corporation” and its shares are expected to continue trading on the NYSE under the existing ticker symbol “RC.” Waterfall will continue to manage the combined company.

The Mosaic Mergers are expected to close during the first quarter of 2022, subject to the required approvals by our stockholders and the holders of interests in each of the Mosaic Funds and other customary closing conditions. There can be no assurances that the Mosaic Mergers will close.

For additional information on our business, refer to Part I, Item 1, “Business” in this Annual Report on Form 10-K.

With robust investments of $3.3 billion in the fourth quarter, and a company record $10.2 billion for the full year, we produced very impressive results in 2021. Our diversified business model continues to effectively scale through our expanded internal capabilities, supplemented with accretive acquisitions, allowing Ready Capital to emerge as a leader in the industry. With a larger platform, a committed team and a market that continues to have strong demand, we are confident that our differentiated strategy will drive outperformance and generate value for our shareholders as we continue to execute.

●	We added significant growth to our market capitalization and diversified production channels through the Anworth merger and Red Stone acquisition.

●	Investment achievements include bridge lending which closed in excess of $3.7 billion, SBA(7a) loans which surpassed $1 billion in originations and Red Stone which closed on approximately $550 million of financings since being acquired in late July.

●	We issued $115.0 million of 6.50% Series E Cumulative Redeemable Preferred Stock and issued $60.0 million of common equity through our Equity ATM Program.

●	We closed an underwritten public offering of $110.0 million of 5.50% senior unsecured notes due 2028 (the 5.50% 2028 Notes”) and a private placement of $350.0 million of 4.50% senior secured notes due 2026 as well as fully redeemed all of the outstanding 7.50% senior secured notes due 2022.

●	Since inception, we securitized $8.8 billion of assets across 31 transactions, including a record $2.4 billion in 2021.

●	Our total shareholder return of 39.0% placed 5th amongst a peer group of over 20 companies; 34.3% higher than the peer group average weighted by market capitalization.

Factors Impacting Operating Results

We expect that our results of operations will be affected by a number of factors and will primarily depend on the level of the interest income from our assets, the market value of our assets and the supply of, and demand for, SBC loans, SBA loans, residential loans, MBS and other assets we may acquire in the future and the financing and other costs associated with our business. Our net investment income, which includes the amortization of purchase premiums and accretion of purchase discounts, varies primarily as a result of changes in market interest rates, the rate at which our distressed assets are liquidated and the prepayment speed of our performing assets. Interest rates and prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by our available borrowing capacity, conditions in the financial markets, credit losses in excess of initial estimates or unanticipated credit events experienced by borrowers whose loans are held directly by us or are included in our MBS. Difficult market conditions as well as inflation, energy costs, geopolitical issues, health epidemics and outbreaks of contagious diseases, such as the outbreak of COVID-19 and the emergence and severity of variants, unemployment and the availability and cost of credit are factors which could also impact our operating results.

Changes in Market Interest Rates. We own and expect to acquire or originate fixed rate mortgages (“FRMs”), and ARMs, with maturities ranging from five to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in five to 10 years. ARM loans generally have a fixed interest rate for a period of five, seven or 10 years and then an adjustable interest rate equal to the sum of an index rate, such as LIBOR plus a margin, while FRM loans bear interest that is fixed for the term of the loan. As of December 31, 2021, approximately 74% of the loans in our portfolio were ARMs, and 26% were FRMs, based on UPB. We utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with our FRMs. As of December 31, 2021, 49% of fixed rate loans are match funded in securitization.

With respect to our business operations, increases in interest rates may generally over time cause the interest expense associated with our variable-rate borrowings to increase, the value of fixed-rate loans, MBS and other real estate-related assets to decline, coupons on variable-rate loans and MBS to reset to higher interest rates and prepayments on loans and MBS to slow down. Conversely, decreases in interest rates generally tend to have the opposite effect.

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

Changes in Fair Value of Our Assets. Certain originated loans, mortgage backed securities, and servicing rights are carried at fair value, while future assets may also be carried at fair value. Accordingly, changes in the fair value of our assets may impact the results of our operations in the period such changes occur. The expectation of changes in real estate prices is a key determinant for the value of loans and ABS. This factor is beyond our control.

Prepayment Speeds. Prepayment speeds on loans vary according to interest rates, the type of investment, conditions in the financial markets, competition, foreclosures and other factors that cannot be predicted with any certainty. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans and, as a result, prepayment speeds tend to decrease. This can extend the period over which we earn interest income. When interest rates fall, prepayment speeds increase on loans, and therefore, ABS and servicing rights tend to increase, thereby decreasing the period over which we earn interest income or servicing fee income. Additionally, other factors such as the credit rating of the borrower, the rate of property value appreciation or depreciation, financial market conditions, foreclosures and lender competition, none of which can be predicted with any certainty, may affect prepayment speeds on loans.

Credit Spreads. Our investment portfolio may be subject to changes in credit spreads. Credit spreads measure the yield demanded on loans and securities by the market based on their credit relative to a specific benchmark and is a measure of the perceived risk of the investment. Fixed rate loans and securities are valued based on a market credit spread over the rate payable on fixed rate swaps or fixed rate U.S. Treasuries of similar maturity. Floating rate securities are typically valued based on a market credit spread over LIBOR (or another floating rate index) and are affected similarly by changes in LIBOR spreads. Excessive supply of these loans and securities, or reduced demand, may cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such assets. Under such conditions, the value of our portfolios would tend to decline. Conversely, if the spread used to value such assets were to decrease, or “tighten,” the value of our loans and securities would tend to increase. Such changes in the market value of these assets may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses.

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

Credit Risk. We are subject to credit risk in connection with our investments in loans and ABS and other target assets we may acquire in the future. Increases in defaults and delinquencies will adversely impact our operating results, while declines in rates of default and delinquencies will improve our operating results from this aspect of our business. Default rates are influenced by a wide variety of factors, including, property performance, property management, supply and demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the United States economy and other factors beyond our control. All loans are subject to the possibility of default. We seek to mitigate this inherent risk by seeking to acquire assets at appropriate prices given anticipated and unanticipated losses and by deploying a value-driven approach to underwriting and diligence, consistent with our historical investment strategy, with a focus on projected cash flows and potential risks to cash flow. We further mitigate our risk of potential losses while managing and servicing our loans by performing various workout and loss mitigation strategies with delinquent borrowers. Nevertheless, unanticipated credit losses could occur which could adversely impact operating results.

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

Results of Operations

Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared per share, distributable earnings, and net book value per share. As further described below, distributable earnings is a measure that is not prepared in accordance with GAAP. We use distributable earnings to evaluate our performance and determine dividends, excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations. See “—Non-GAAP Financial Measures” below for a reconciliation of net income to distributable earnings.

The table below sets forth certain information on our operating results.

	Three Months Ended December 31,	Year Ended December 31,
($ in thousands, except share data)	2021	2021	2020	2019
Net Income	$53,588	$159,974	$46,069	$75,056
Earnings per common share - basic	$0.69	$2.17	$0.81	$1.72
Earnings per common share - diluted	$0.68	$2.17	$0.81	$1.72
Distributable earnings	$52,535	$168,036	$101,379	$67,261
Distributable earnings per common share - basic and diluted	$0.67	$2.29	$1.82	$1.54
Dividends declared per common share	$0.42	$1.66	$1.30	$1.60
Dividend yield	10.7%	11.2%	10.4%	10.9%
Book value per common share	$15.36	$15.36	$15.00	$16.14
Adjusted net book value per common share	$15.35	$15.35	$14.98	$16.12

In the table above,

●	Dividend yield is based on the respective period end closing share price.
●	Adjusted net book value per common share excludes the equity component of our 2017 convertible note issuance.

Our Loan Pipeline

We have a large and active pipeline of potential acquisition and origination opportunities that are in various stages of our investment process. We refer to assets as being part of our acquisition or origination pipeline if an asset or portfolio opportunity has been presented to us and we have determined, after a preliminary analysis, that the assets fit within our investment strategy and exhibit the appropriate risk/reward characteristics. In the case of acquired loans, we have executed a non-disclosure agreement (“NDA”) or an exclusivity agreement and commenced the due diligence process or we have executed more definitive documentation, such as a letter of intent (“LOI”), and in the case of originated loans, we have issued an LOI, and the borrower has paid a deposit.

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

The table below presents information on our investment portfolio originations and acquisitions, based on fully committed amounts.

	Three Months Ended	Year Ended December 31,
(in thousands)	December 31, 2021	2021	2020	2019
Loan originations:
SBC loans	$2,240,440	$5,271,916	$1,160,294	$1,702,685
SBA loans	135,715	480,760	216,556	216,263
Residential agency mortgage loans	876,309	4,208,582	4,246,367	2,105,635
Total loan originations	$3,252,464	$9,961,258	$5,623,217	$4,024,583
Total loan acquisitions	$29,012	$196,992	$212,644	$722,465
Total loan investment activity	$3,281,476	$10,158,250	$5,835,861	$4,747,048

The table below presents information on our acquisition and origination pipeline opportunities, based on fully committed amounts.

(in millions)	Current Pipeline
Originations:
SBC loans	$2,201.6
SBA loans	195.8
Residential agency loans	632.4
SBC Acquisitions	54.9
Total pipeline(1)	$3,084.7

(1) Includes 2022 fundings.

Balance Sheet Analysis and Metrics

(in thousands)	December 31, 2021	December 31, 2020	$ Change	% Change
Assets
Cash and cash equivalents	$229,531	$138,975	$90,556	65.2%
Restricted cash	51,569	47,697	3,872	8.1
Loans, net (including $10,766 and $13,795 held at fair value)	2,915,446	1,550,624	1,364,822	88.0
Loans, held for sale, at fair value	552,935	340,288	212,647	62.5
Paycheck Protection Program loans (including $3,243 and $74,931 held at fair value)	870,352	74,931	795,421	1,061.5
Mortgage backed securities, at fair value	99,496	88,011	11,485	13.0
Loans eligible for repurchase from Ginnie Mae	94,111	250,132	(156,021)	(62.4)
Investment in unconsolidated joint ventures (including $8,894 held at fair value)	141,148	79,509	61,639	77.5
Purchased future receivables, net	7,872	17,308	(9,436)	(54.5)
Derivative instruments	7,022	16,363	(9,341)	(57.1)
Servicing rights (including $120,142 and $76,840 held at fair value)	204,599	114,663	89,936	78.4
Real estate owned, held for sale	42,288	45,348	(3,060)	(6.7)
Other assets	172,098	89,503	82,595	92.3
Assets of consolidated VIEs	4,145,564	2,518,743	1,626,821	64.6
Total Assets	$9,534,031	$5,372,095	$4,161,936	77.5%
Liabilities
Secured borrowings	2,517,600	1,294,243	1,223,357	94.5
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	941,505	76,276	865,229	1,134.3
Securitized debt obligations of consolidated VIEs, net	3,214,303	1,905,749	1,308,554	68.7
Convertible notes, net	113,247	112,129	1,118	1.0
Senior secured notes, net	342,035	179,659	162,376	90.4
Corporate debt, net	441,817	150,989	290,828	192.6
Guaranteed loan financing	345,217	401,705	(56,488)	(14.1)
Contingent consideration	16,400	—	16,400	100.0
Liabilities for loans eligible for repurchase from Ginnie Mae	94,111	250,132	(156,021)	(62.4)
Derivative instruments	410	11,604	(11,194)	(96.5)
Dividends payable	34,348	19,746	14,602	73.9
Accounts payable and other accrued liabilities	184,079	135,655	48,424	35.7
Total Liabilities	$8,245,072	$4,537,887	$3,707,185	81.7%
Preferred stock Series C, liquidation preference $25.00 per share	8,361	—	8,361	100.0

Commitments & contingencies

Stockholders’ Equity
Preferred stock Series E liquidation preference $25.00 per share	111,378	—	111,378	100.0
Common stock, $0.0001 par value, 500,000,000 shares authorized, 75,838,050 and 54,368,999 shares issued and outstanding, respectively	8	5	3	60.0
Additional paid-in capital	1,161,853	849,541	312,312	36.8
Retained earnings (deficit)	8,598	(24,203)	32,801	(135.5)
Accumulated other comprehensive loss	(5,733)	(9,947)	4,214	(42.4)
Total Ready Capital Corporation equity	1,276,104	815,396	460,708	56.5
Non-controlling interests	4,494	18,812	(14,318)	(76.1)
Total Stockholders’ Equity	$1,280,598	$834,208	$446,390	53.5%
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$9,534,031	$5,372,095	$4,161,936	77.5%

As of December 2021, total assets in our consolidated balance sheet were $9.5 billion, an increase of $4.2 billion from December 2020, primarily reflecting an increase in Assets of consolidated VIEs, Loans, net and PPP loans. Assets of consolidated VIEs increased $1.6 billion primarily due to the closing of four securitizations, SCMT 2021-SBC 10, RCMF 2021-FL5, RCMF 2021-FL6 and RCMF 2021-FL7. Loans, net increased $1.4 billion reflecting increases in loan acquisitions and originations, partially offset by paydowns. PPP loans increased $795 million due to originations, partially offset by principal forgiveness.

As of December 2021, total liabilities in our consolidated balance sheet were $8.3 billion, an increase of $3.7 billion from December 2020, primarily reflecting an increase in Secured debt obligations of consolidated VIEs, net, Secured borrowings, PPPLF borrowings and Corporate debt, net. Secured debt obligations of consolidated VIEs, net increased $1.3 billion primarily due to the closing of four securitizations, SCMT 2021-SBC 10, RCMF 2021-FL5, RCMF 2021-FL6 and RCMF 2021-FL7. Secured borrowings increased $1.2 billion reflecting increased borrowings due to originations and acquisitions of loans, partially offset by payments. PPPLF borrowings increased $865 million due to proceeds used to support PPP loan originations. Corporate debt, net increased $291 million primarily reflecting debt raises, partially offset by repayments.

As of December 2021, total stockholders’ equity was $1.3 billion, an increase of $446 million from December 2020, primarily due to common equity raised in connection with the Anworth Merger, as well as the issuance of preferred shares and the issuance of common equity through the Equity ATM Program.

Selected Balance Sheet Information by Business Segment. The table below presents certain selected balance sheet data by each of our three business segments, with the remaining amounts reflected in Corporate –Other.

(in thousands)	SBC Lending and Acquisitions	Small Business Lending	Residential Mortgage Banking	Total
December 31, 2021
Assets
Loans, net	$6,447,766	$592,339	$2,566	$7,042,671
Loans, held for sale, at fair value	274,249	42,761	235,925	552,935
Paycheck Protection Program loans	—	870,352	—	870,352
MBS, at fair value	99,496	—	—	99,496
Servicing rights	62,300	22,157	120,142	204,599
Investment in unconsolidated joint ventures	141,148	—	—	141,148
Purchased future receivables, net	—	7,872	—	7,872
Real estate owned, held for sale	42,151	137	—	42,288

Liabilities
Secured borrowings	$2,132,334	$109,406	$275,860	$2,517,600
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	—	941,505	—	941,505
Securitized debt obligations of consolidated VIEs	3,136,035	78,268	—	3,214,303
Guaranteed loan financing	—	345,217	—	345,217
Senior secured notes, net	328,623	13,412	—	342,035
Corporate debt, net	441,817	—	—	441,817
Convertible notes, net	107,593	5,654	—	113,247

In the table above,

●	Loans, net includes assets of consolidated VIEs and excludes allowance for loan losses.
●	Real estate owned, held for sale includes assets of consolidated VIEs.

Income Statement Analysis and Metrics

	For the Year Ended December 31,			$ Change
(in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Interest income
SBC lending and acquisitions	$278,455	$211,525	$193,417	$66,930	$18,108
Small business lending	116,741	39,430	32,096	77,311	7,334
Residential mortgage banking	8,300	7,681	4,403	619	3,278
Total interest income	$403,496	$258,636	$229,916	$144,860	$28,720
Interest expense
SBC lending and acquisitions	$(164,797)	$(138,444)	$(131,179)	$(26,353)	$(7,265)
Small business lending	(36,872)	(27,472)	(14,864)	(9,400)	(12,608)
Residential mortgage banking	(9,193)	(8,294)	(5,837)	(899)	(2,457)
Corporate - other	(2,699)	(1,271)	-	(1,428)	(1,271)
Total interest expense	$(213,561)	$(175,481)	$(151,880)	$(38,080)	$(23,601)
Net interest income before provision for loan losses	$189,935	$83,155	$78,036	$106,780	$5,119
Provision for loan losses
SBC lending and acquisitions	$(7,387)	$(26,932)	$(1,127)	$19,545	$(25,805)
Small business lending	(662)	(7,794)	(2,557)	7,132	(5,237)
Total Provision for loan losses	$(8,049)	$(34,726)	$(3,684)	$26,677	$(31,042)
Net interest income after provision for loan losses	$181,886	$48,429	$74,352	$133,457	$(25,923)
Non-interest income
SBC lending and acquisitions	$67,301	$16,455	$29,698	$50,846	$(13,243)
Small business lending	65,603	77,235	26,433	(11,632)	50,802
Residential mortgage banking	186,763	240,878	87,858	(54,115)	153,020
Corporate - other	85	189	30,639	(104)	(30,450)
Total non-interest income	$319,752	$334,757	$174,628	$(15,005)	$160,129
Non-interest expense
SBC lending and acquisitions	$(63,526)	$(50,266)	$(34,214)	$(13,260)	$(16,052)
Small business lending	(64,054)	(55,047)	(27,715)	(9,007)	(27,332)
Residential mortgage banking	(128,972)	(186,146)	(90,685)	57,174	(95,461)
Corporate - other	(56,029)	(37,274)	(31,862)	(18,755)	(5,412)
Total non-interest expense	$(312,581)	$(328,733)	$(184,476)	$16,152	$(144,257)
Net income (loss) before provision for income taxes
SBC lending and acquisitions	$110,046	$12,338	$56,595	$97,708	$(44,257)
Small business lending	80,756	26,352	13,393	54,404	12,959
Residential mortgage banking	56,898	54,119	(4,261)	2,779	58,380
Corporate - other	(58,643)	(38,356)	(1,223)	(20,287)	(37,133)
Total net income before provision for income taxes	$189,057	$54,453	$64,504	$134,604	$(10,051)

Results of Operations – Supplemental Information. Realized and unrealized gains (losses) on financial instruments are recorded in the consolidated statements of income and classified based on the nature of the underlying asset or liability.

The table below presents the components of realized and unrealized gains (losses) on financial instruments:

	Year Ended December 31,			$ Change
(in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Realized gain (loss) on financial instruments
Realized gain on loans - Freddie Mac	$8,307	$6,887	$5,404	$1,420	$1,483
Creation of MSRs - Freddie Mac	11,419	8,850	5,195	2,569	3,655
Realized gain on loans - SBA	35,469	14,330	11,542	21,139	2,788
Creation of MSRs - SBA	8,572	4,153	3,519	4,419	634
Creation of MSRs - Red Stone	6,728	—	—	6,728	—
Realized gain (loss) on derivatives, at fair value	(8,551)	(4,998)	629	(3,553)	(5,627)
Realized gain (loss) on MBS, at fair value	8,905	2,536	3,507	6,369	(971)
Net realized gain (loss) - all other	(1,968)	155	(838)	(2,123)	993
Net realized gain (loss) on financial instruments	$68,881	$31,913	$28,958	$36,968	$2,955
Unrealized gain (loss) on financial instruments
Unrealized gain (loss) on loans - Freddie Mac	$334	$578	$(87)	$(244)	$665
Unrealized gain (loss) on loans - SBA	2,999	(1,084)	392	4,083	(1,476)
Unrealized gain (loss) on residential MSRs, at fair value	16,920	(37,258)	(18,567)	54,178	(18,691)
Unrealized gain (loss) on derivatives, at fair value	15,947	(3,937)	(2,016)	19,884	(1,921)
Unrealized gain (loss) on MBS, at fair value	7,262	(9,421)	1,023	16,683	(10,444)
Net unrealized gain (loss) - all other	(4,085)	3,021	465	(7,106)	2,556
Net unrealized gain (loss) on financial instruments	$39,377	$(48,101)	$(18,790)	$87,478	$(29,311)

SBC Lending and Acquisitions Segment Results.

2021 versus 2020. Interest income of $278.5 million for 2021 represented an increase of $66.9 million from the prior year, primarily due to SBC loan originations, resulting in higher average loan balances. Interest expense of $164.8 million for 2021 represented an increase of $26.4 million from the prior year, primarily due to an increase in borrowing needs required to finance new originations. Provision for loan losses of $7.4 million for 2021 represented a decrease of $19.5 million from the prior year, due to loan payoffs and stabilizing economic assumptions. Non-interest income of $67.3 million for 2021 represented an increase of $50.8 million from the prior year, primarily due to net realized and unrealized gains on financial instruments. Non-interest expense of $63.5 million for 2021 represented an increase of $13.3 million from the prior year, primarily due to an increase in compensation and operating expenses, driven by an increase in SBC loan originations.

2020 versus 2019. Interest income of $211.5 million for 2020 represented an increase of $18.1 million from the prior year, primarily due to SBC loan originations, resulting in higher average loan balances. Interest expense of $138.4 million for 2020 represented an increase of $7.3 million from the prior year, primarily due to an increase in borrowing needs required to finance new originations. Provision for loan losses of $26.9 million for 2020 represented an increase of $25.8 million from the prior year, due to the implementation of CECL. Non-interest income of $16.5 million for 2020 represented a decrease of $13.2 million from the prior year, due to net unrealized losses on financial instruments and net losses on unconsolidated joint ventures. Non-interest expense of $50.3 million for 2020 represented an increase of $16.1 million from the prior year, primarily due to an increase in compensation expense.

Small Business Lending Segment Results.

2021 versus 2020. Interest income of $116.7 million for 2021 represented an increase of $77.3 million from the prior year, due to increased loan balances, including PPP loans. Interest expense of $36.9 million for 2021 represented an increase of $9.4 million from the prior year, due to an increase in costs associated with borrowings to support PPP loan activities. Provision for loan losses of $0.7 million for 2021 represented a decrease of $7.1 million from the prior year, primarily due to higher CECL reserves taken during 2020, driven by the outlook towards COVID-19’s impact on small businesses. Non-interest income of $65.6 million for 2021 represented a decrease of $11.6 million from the prior year, primarily due to revenue from originated PPP loans. Non-interest expense of $64.1 million for 2021 represented an increase of $9.0 million from the prior year, due to an increase in expenses related to originated PPP loans.

2020 versus 2019. Interest income of $39.4 million for 2020 represented an increase of $7.3 million from the prior year, primarily due to an increase in guaranteed loan financing from guaranteed portions of loans sold tied to securitization activity. Interest expense of $27.5 million for 2020 represented an increase of $12.6 million from the prior year, primarily due to an increase in guaranteed loan financing from guaranteed portions of loans sold tied to securitization activity. Provision for loan losses of $7.8 million for 2020 represented an increase of $5.2 million from the prior year, due to the implementation of CECL. Non-interest income of $77.2 million for 2020 represented an increase of $50.8 million from the prior year, due to revenue from originated PPP loans. Non-interest expense of $55.0 million for 2020 represented an increase of $27.3 million from the prior year, primarily due to an increase in expenses related to originated PPP loans.

Residential Mortgage Banking Segment Results.

2021 versus 2020. Interest income of $8.3 million for 2021 represented an increase of $0.6 million from the prior year, due a slight increase in the holding periods of loans held for sale at fair value. Interest expense of $9.2 million for 2021 represented an increase of $0.9 million from the prior year, due to a slight increase in the holding periods of loans held for sale at fair value. Non-interest income of $186.8 million for 2021 represented a decrease of $54.1 million from the prior year, primarily due to a decrease in revenue generated on residential mortgage banking activities. Non-interest expense of $129.0 million for 2021 represented a decrease of $57.2 million from the prior year, primarily due to a decrease in variable expenses on residential mortgage banking activities due to decreased loan origination volumes.

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

Corporate – Other.

2021 versus 2020. Non-interest income of $0.1 million for 2021 was essentially unchanged from the prior year. Interest expense of $2.7 million for 2021 represented an increase of $1.4 million from the prior year, due to repo borrowings for general business purposes. All interest expense from corporate debt offerings were deployed to the business segments. Non-interest expense of $56.0 million for 2021 represented an increase of $18.8 million from the prior year, primarily due to one-time transaction expenses and allocated employee compensation, partially offset by other professional fees, management fees and incentive fees.

2020 versus 2019. Non-interest income of $0.2 million for 2020 represented a decrease of $30.5 million from the prior year, primarily due to a one-time bargain purchase gain related to the acquisition of ORM in 2019. Interest expense of $1.3 million for 2020 represented an increase of $1.3 million from the prior year, due to repo borrowings for general business purposes. All interest expense from corporate debt offerings were deployed to the business segments. Non-interest expense of $37.3 million for 2020 represented an increase of $5.4 million from the prior year, primarily due to an increase in management and incentive fees and professional fees, partially offset by one-time transaction expenses in 2019.

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

We calculate distributable earnings as GAAP net income (loss) excluding the following:

i)	any unrealized gains or losses on certain MBS not retained by us as part of our loan origination businesses
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

To qualify as a REIT, we must distribute to our stockholders each calendar year dividends equal to at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. There are certain items, including net income generated from the creation of MSRs, that are included in distributable earnings but are not included in the calculation of 2021 taxable income. These differences may result in certain items that are recognized in the current period’s calculation of distributable earnings not being included in taxable income, and thus not subject to the REIT dividend distribution requirement, until future years.

The table below presents an annual reconciliation of net income to distributable earnings.

Year Ended December 31,				Change
(in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net Income	$159,974	$46,069	$75,056	$113,905	$(28,987)
Reconciling items:
Unrealized (gain) loss on mortgage servicing rights	(16,923)	37,258	18,567	(54,181)	18,691
Impact of ASU 2016-13 on accrual loans	3,522	19,527	—	(16,005)	19,527
Non-recurring REO impairment (recovery)	(941)	3,406	—	(4,347)	3,406
Merger transaction costs and other non-recurring expenses	20,755	4,543	8,852	16,212	(4,309)
Bargain purchase gain	—	—	(30,728)	—	30,728
Unrealized loss on mortgage-backed securities	—	185	234	(185)	(49)
Unrealized loss on de-designated cash flow hedges	—	2,118	—	(2,118)	2,118
Total reconciling items	$6,413	$67,037	$(3,075)	$(60,624)	$70,112
Income tax adjustments	1,649	(11,727)	(4,720)	13,376	(7,007)
Distributable earnings	$168,036	$101,379	$67,261	$66,657	$34,118
Less: Distributable earnings attributable to non-controlling interests	2,324	2,351	1,871	(27)	480
Less: Income attributable to participating shares	9,093	1,392	653	7,701	739
Distributable earnings attributable to common stockholders	$156,619	$97,636	$64,737	$58,983	$32,899
Distributable earnings per common share - basic and diluted	$2.29	$1.82	$1.54	$0.47	$0.28

2021 versus 2020. Consolidated net income of $160.0 million for 2021 represented an increase of $113.9 million from the prior year, primarily due to an increase in net interest income after provision for loan losses driven by higher loan volumes and interest income recognized from PPP. Consolidated distributable earnings of $168.0 million for 2021 represented an increase of $66.7 million from the prior year, primarily due to unrealized gains on residential MSRs and the impact of the adoption of ASU 2016-13 on accrual loans, partially offset by merger transaction costs.

2020 versus 2019. Consolidated net income of $46.1 million for 2020 represented a decrease of $29.0 million from the prior year, primarily due to an increase of reserves on loans due to the uncertainty of loan performance and recovery related to COVID-19 as well as an increase in unrealized losses on residential MSRs, partially offset by net income on PPP activities. Consolidated distributable earnings of $101.4 million for 2020 represented an increase of $34.1 million from the prior year, primarily due to PPP related income and residential mortgage banking activities as well as an increase in distributable earnings reconciling items including unrealized losses on residential MSRs and the impact of the adoption of ASU 2016-13 on accrual loans.

The table below presents a quarterly reconciliation of net income to distributable earnings.

	Three Months Ended December 31,
(in thousands)	2021	2020	Change
Net Income	$53,588	$27,559	$26,029
Reconciling items:
Unrealized (gain) loss on mortgage servicing rights	(6,119)	4,087	(10,206)
Impact of ASU 2016-13 on accrual loans	845	(3,587)	4,432
Non-recurring REO impairment (recovery)	(1,441)	445	(1,886)
Merger transaction costs and other non-recurring expenses	5,036	1,323	3,713
Total reconciling items	$(1,679)	$2,268	$(3,947)
Income tax adjustments	626	(1,023)	1,649
Distributable earnings	$52,535	$28,804	$23,731
Less: Distributable earnings attributable to non-controlling interests	364	677	(313)
Less: Income attributable to participating shares	2,376	305	2,071
Distributable earnings attributable to common stockholders	$49,795	$27,822	$21,973
Distributable earnings per common share - basic and diluted	$0.67	$0.51	$0.16

QTD 2021 versus QTD 2020. Consolidated net income of $53.6 million for the three months ended December 31, 2021 represented an increase of $26.0 million from the prior year respective period, primarily due to an increase in interest income from commercial and small business loans. Consolidated distributable earnings of $52.5 million for the three months ended December 31, 2021 represented an increase of $23.7 million from the prior year respective period. The decrease in the distributable earnings reconciling items is primarily due to unrealized gains on MSRs, partially offset by increased CECL reserves and merger transaction costs and other non-recurring expenses.

COVID-19 Impact on Operating Results

There has been a wide-ranging response of international, federal, state and local public health and governmental authorities to the COVID-19 pandemic in regions across the United States and the world. The full magnitude and duration of the COVID-19 pandemic and the extent to which it impacts our financial condition, results of operations and cash flows will depend on future developments, which continue to be uncertain, including new information that may emerge concerning the severity of COVID-19 variants, the administration and effectiveness of vaccines, the impact of COVID-19 on economic activity and on our borrowers' businesses and their ability to meet their financial obligations to us. We will continue to monitor for any material or adverse effects on our business resulting from the COVID-19 pandemic. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Incentive distribution payable to our Manager

Under the partnership agreement of our operating partnership, our Manager, the holder of the Class A special unit in our operating partnership, is entitled to receive an incentive distribution, distributed quarterly in arrears in an amount, not less than zero, equal to the difference between (i) the product of (A) 15% and (B) the difference between (x) distributable earnings (as described below) of our operating partnership, on a rolling four-quarter basis and before the incentive distribution for the current quarter, and (y) the product of (1) the weighted average of the issue price per share of common stock or operating partnership unit (“OP unit”) (without double counting) in all of our offerings multiplied by the weighted average number of shares of common stock outstanding (including any restricted shares of common stock and any other shares of common stock underlying awards granted under our 2012 equity incentive plan) and OP units (without double counting) in such quarter and (2) 8%, and (ii) the sum of any incentive distribution paid to our Manager with respect to the first three quarters of such previous four quarters; provided, however, that no incentive distribution is payable with respect to any calendar quarter unless cumulative distributable earnings is greater than zero for the most recently completed 12 calendar quarters.

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

For purposes of determining the incentive distribution payable to our Manager, distributable earnings (which is referred to as core earnings in the partnership agreement of our operating partnership)  is defined under the partnership agreement of our operating partnership in a manner that is similar to the definition of distributable earnings described above under "Non-GAAP Financial Measures" but with the following additional adjustments which (i) further exclude: (a) the incentive distribution, (b) non-cash equity compensation expense, if any, (c) unrealized gains or losses on SBC loans (not just MBS and MSRs), (d) depreciation and amortization (to the extent we foreclose on any property), and (e) one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of the independent directors and (ii) add back any realized gains or losses on the sales of MBS and on discontinued operations which were excluded from the definition of distributable earnings described above under "Non-GAAP Financial Measures".

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

Cash flow

Year Ended December 31, 2021. Cash and cash equivalents increased by $122.8 million to $323.3 million at the end of 2021, primarily due to net cash provided by financing activities, partially offset by net cash used for investing and operating activities. The net cash provided by financing activities primarily reflected net proceeds from issuances of securitized debt and net proceeds from PPPLF borrowings due to timing of funds designated for PPP originations, partially offset by paydowns of secured borrowings. The net cash used for investing activities primarily reflected loan originations and purchases, partially offset by paydowns. The net cash used for operating activities primarily reflected an increase in operating assets, partially offset by an increase in operating liabilities.

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

Collateralized borrowings under repurchase agreements

The table below presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase agreements during the quarter and the highest balance of any month end during the quarter.

(in thousands)	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q1 2019	597,963	604,107	635,233
Q2 2019	612,383	605,173	612,383
Q3 2019	876,163	744,273	876,163
Q4 2019	809,189	842,676	876,163
Q1 2020	1,159,357	984,273	1,159,357
Q2 2020	714,162	936,760	1,057,522
Q3 2020	624,549	669,356	831,200
Q4 2020	827,569	726,059	827,569
Q1 2021	1,320,644	1,785,656	2,481,436
Q2 2021	1,223,527	1,145,354	1,223,527
Q3 2021	1,552,135	1,497,324	1,552,135
Q4 2021	2,045,717	1,824,260	2,045,717

Year Ended December 31, 2021. The net increase in the outstanding balances during 2021 was primarily due to increased borrowings to fund SBC originations and acquisitions volumes.

Year Ended December 31, 2020. The net increase in the outstanding balances during 2020 was primarily due to increased borrowings during the first quarter of 2020 for liquidity needs, followed by a securitization of our acquired and originated loan assets in the second quarter of 2020.

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

Financing facilities

We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by loans and investments.

Deutsche Bank loan repurchase facility. Our subsidiaries, ReadyCap Commercial, LLC (“ReadyCap Commercial”), Sutherland Asset I, LLC (“Sutherland Asset I”), Ready Capital Subsidiary REIT I, LLC (“Ready Capital Sub-REIT”) and Sutherland Warehouse Trust II, LLC (“Sutherland Warehouse Trust II”) renewed their master repurchase agreement in February 2020, pursuant to which ReadyCap Commercial, Sutherland Asset I, Ready Capital Sub REIT and Sutherland Warehouse Trust II may be advanced an aggregate principal amount of up to $350 million on originated mortgage loans (the “DB Loan Repurchase Facility”). The DB Loan Repurchase Facility is used to finance SBC loans, and the interest rate is SOFR plus a spread, which varies depending on the type and age of the loan. The DB Loan Repurchase Facility has been extended through November 2023 and our subsidiaries have an option to extend the DB Loan Repurchase Facility for an additional year, subject to certain conditions. ReadyCap Commercial’s, Sutherland Asset I’s, Ready Capital Sub REIT’s and Sutherland Warehouse Trust II’s obligations are fully guaranteed by us. As of December 31, 2021, we had $236.1 million outstanding under the DB Loan Repurchase Facility.

The eligible assets for the DB Loan Repurchase Facility are loans secured by a first mortgage lien on commercial properties subject to certain eligibility criteria, such as property type, geographical location, LTV ratios, debt yield and debt service coverage ratios. The principal amount paid by the bank for each mortgage loan is based on a percentage of the lesser of the mortgaged property value or the principal balance of such mortgage loan. ReadyCap Commercial, Sutherland Asset I, Ready Capital Sub-REIT and Sutherland Warehouse Trust II paid the bank an up-front fee and are also required to pay the bank availability fees, and a minimum utilization fee for the DB Loan Repurchase Facility, as well as certain other administrative costs and expenses. The DB Loan Repurchase Facility also includes financial maintenance covenants applicable to our operating partnership, which include (i) an adjusted tangible net worth that does not decline by more than 25% in any calendar quarter, 35% in any calendar year or 50% from the highest adjusted tangible net worth set forth in recent audited financial statements, (ii) a minimum liquidity amount of the greater of (a) $5 million and (b) 3% of the sum of any outstanding recourse indebtedness plus the aggregate repurchase price of the mortgage loans on the Repurchase Agreement; provided however, that no less than two-thirds of the liquidity maintained by the Guarantor to satisfy the covenant shall be cash liquidity, (iii) a ratio of recourse indebtedness to adjusted net worth shall not exceed 4:1.

JPMorgan loan repurchase facility. Our subsidiaries, ReadyCap Warehouse Financing, LLC (“ReadyCap Warehouse Financing”) and Sutherland Warehouse Trust, LLC (“Sutherland Warehouse Trust”) entered into a master repurchase agreement in December 2015, pursuant to which ReadyCap Warehouse Financing and Sutherland Warehouse Trust, may sell, and later repurchase, mortgage loans in an aggregate principal amount of up to $400 million. As of October 2019, Ready Capital Mortgage Depositor II, LLC (“Ready Capital Mortgage Depositor II”) was added to the agreement. Our subsidiaries renewed their master repurchase agreement with JPMorgan in November 2020 (the “JPM Loan Repurchase Facility”). In January 2021 the facility was amended for an upsize to $650 million from an effective date of January 14, 2021, through but excluding April 30, 2021, and thereafter downsized to $400 million. In June 2021, the facility was amended for an upsize to $600 million. In September 2021, the facility was amended for an upsize to $700 million. In October 2021, the facility was amended for an upsize to $850 million. In November 2021, the facility was amended for an upsize to $1.0 billion. The JPM Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is LIBOR plus a spread, which is determined by the lender on an asset-by-asset basis. The JPM Loan Repurchase Facility is committed through November 2022, and up to 25% of the then current unpaid obligations of ReadyCap Warehouse Financing, Sutherland Warehouse Trust and Ready Capital Mortgage Depositor II, LLC are guaranteed by us. As of December 31, 2021, we had $825.3 million outstanding under the JPM Loan Repurchase Facility.

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

Performance Trust repurchase agreement. Our subsidiaries, ReadyCap Commercial, LLC and Sutherland Asset I, LLC entered a master repurchase agreement in March 2021, pursuant to which ReadyCap Commercial, LLC and Sutherland Asset I, LLC may be advanced an aggregate principal amount of up to $113 million on performing and non-performing acquired legacy small balance commercial loans (the “Performance Trust Loan Repurchase Facility”). In June 2021 the facility was amended for an upsize to $123 million. In July 2021 the facility was amended for an upsize to $143 million. In August 2021 the facility was amended for an upsize to $169 million. In September 2021 the facility was amended for an upsize to $174 million. In October 2021, the facility was amended for an upsize to $204 million. In November 2021, the facility was amended for an upsize to $239 million. The Performance Trust Loan Repurchase Facility is committed until March 2024, and up to 25% of the then current unpaid obligations of ReadyCap Commercial, LLC and Sutherland Asset I, LLC are guaranteed by us. As of December 31, 2021, we had $124.1 million outstanding under the Performance Trust Loan Repurchase Facility.

Citibank loan repurchase agreement. Our subsidiaries, Waterfall Commercial Depositor, LLC, Sutherland Asset I, LLC, ReadyCap Commercial, LLC and Ready Capital Subsidiary REIT I, LLC renewed a master repurchase agreement in October 2020 with Citibank, N.A., pursuant to where these subsidiaries may sell, and later repurchase, a trust certificate (the “Trust Certificate”), representing interests in mortgage loans in an aggregate principal amount of up to $500 million. The Citi Loan Repurchase Facility is used to finance SBC loans, and the interest rate is one month LIBOR plus a spread, depending on asset characteristics. The Citi Loan Repurchase Facility is committed for a period of 364 days, and up to 25% of the then current unpaid obligations of Waterfall Commercial Depositor, Sutherland Asset I, Ready Capital Sub REIT and ReadyCap Commercial, LLC are guaranteed by us. As of December 31, 2021, we had $128.9 million outstanding under the Citi Loan Repurchase Facility.

The eligible assets for the Citi Loan Repurchase Facility are loans secured by a first mortgage lien on commercial properties, which, amongst other things, generally have a UPB of less than $10 million. The principal amount paid by the bank for the Trust Certificate is based on a percentage of the lesser of the market value or the UPB of such mortgage loans backing the Trust Certificate. Waterfall Commercial Depositor, Sutherland Asset I, ReadyCap Commercial, LLC and Ready Capital Sub REIT are required to pay the bank a commitment fee for the Citi Loan Repurchase Facility, as well as certain other administrative costs and expenses. The Citi Loan Repurchase Facility includes financial maintenance covenants, which include (i) our operating partnership’s net asset value not (A) declining more than 15% in any calendar month, (B) declining more than 25% in any calendar quarter, (C) declining more than 35% in any calendar year, or (D) declining more than 50% from our operating partnership’s highest net asset value set forth in any audited financial statement provided to the bank; (ii) our operating partnership maintaining liquidity in an amount equal to at least 1% of our outstanding indebtedness (excluding non-recourse liabilities in connection with any securitization transaction) of which no more than 20% could be Marketable Securities; and (iii) the ratio of our operating partnership’s total indebtedness (excluding non-recourse liabilities in connection with any securitization transaction) to our net asset value not exceeding 4:1 at any time.

Credit Suisse repurchase agreement. Our subsidiaries, ReadyCap Warehouse Financing II, LLC and Sutherland Asset I-CS, LLC entered a master repurchase agreement in May 2021, pursuant to which Ready Cap Warehouse Financing II, LLC and Sutherland Asset I-CS, LLC may be advanced an aggregate principal amount of up to $500 million on newly originated and acquired commercial products (excluding SBA and Freddie Small Balance Loans) (the “Credit Suisse Loan Repurchase Facility”). The Credit Suisse Loan Repurchase Facility is committed until May 2022, and obligations of ReadyCap Warehouse Financing II, LLC and Sutherland Asset I-CS, LLC are guaranteed by us. As of December 31, 2021, we had $403.6 million outstanding under the Credit Suisse Loan Repurchase Facility.

Securities repurchase agreements. As of December 31, 2021, we had $300.8 million of secured borrowings related to ABS with various counterparties.

General statements regarding loan and securities repurchase facilities. As of December 31, 2021, we had $2.3 billion in carrying value of loans pledged against our borrowings under the loan repurchase facilities and $432.5 million in carrying value of ABS pledged against our securities repurchase agreement borrowings.

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

Our borrowings under repurchase agreements are renewable at the discretion of our lenders and, as such, our ability to roll-over such borrowings are not guaranteed. The terms of the repurchase transaction borrowings under our repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association, as to repayment, margin requirements and the segregation of all assets we have initially sold under the repurchase transaction. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts and purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction, and cross default and setoff provisions.

JPMorgan credit facility. We amended our credit facility with JPMorgan in June 2021 providing for a total borrowing capacity of up to $200 million. Under this facility, ReadyCap Lending (“RCL”) and Sutherland 2016-1 JPM Grantor Trust pledge loans guaranteed by the SBA under the SBA Section 7(a) Loan Program, SBA 504 loans and other loans. We act as a guarantor under this facility. The agreement contains financial maintenance covenants, which include (i) total stockholders’ equity must not be permitted to be less than the sum of (a) 60% of total stockholders’ equity as of the most recent renewal date of the facility plus (b) 50% of the net proceeds of any equity issuance after the most recent renewal date (ii) maximum leverage of 3:1, excluding non-recourse indebtedness and (iii) liquidity equal to at least the lesser of (a) 4% of the sum of (without duplication) (1) any outstanding recourse indebtedness plus (2) the aggregate amount of indebtedness outstanding under the agreement. The amended terms have an interest rate based on loan type ranging from one month LIBOR (reset daily), plus a spread. As of December 31, 2021, we had $54.2 million outstanding under this credit facility.

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

East West Bank credit facility. RCL renewed a senior secured revolving credit facility with East West Bank in October 2020, which provides financing of up to $50.0 million. In May 2021 the facility was amended for an upsize to $75 million. The agreement extends for two years, with an additional one-year extension at the Company’s request and pays interest equal to the Prime Rate minus 0.821% on SBA 7(a) guaranteed loans and the Prime Rate plus 0.000% on non-guaranteed loans. As of December 31, 2021, we had $58.6 million outstanding under this credit facility.

Other credit facilities. GMFS funds its origination platform through warehouse lines of credit with six counterparties with total borrowings outstanding of $275.9 million as of December 31, 2021. GMFS utilizes committed warehouse lines of credit agreements ranging from $50 million to $150 million, with expiration dates between January 2022 and September 2023. The lines of credit are collateralized by the underlying mortgages, related documents, and instruments, and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved. These agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. In addition, in connection with the acquisition of Anworth, we assumed approximately $1.78 billion of secured borrowings, of which approximately $1.75 billion has been repaid as of December 31, 2021.

PPP borrowing facilities

On March 27, 2020, the U.S. Congress approved, and President Trump signed into law the CARES Act. The CARES Act provides approximately $2 trillion in financial assistance to individuals and businesses resulting from the outbreak of COVID-19. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and loan forgiveness and/or forbearance. The primary catalyst of small business stimulus in the CARES Act is the PPP, an SBA loan that temporarily supports businesses in order to retain their workforce during the COVID-19 pandemic.

In January 2021, PPP was reopened to provide funding to new borrowers and certain existing borrowers. We have elected to participate again in PPP in 2021 as both a direct lender and a service provider. We used the following two facilities in order to participate in funding PPP loans.

PPP Participant Bank financing agreements. In late January 2021 RCL entered into two agreements with a certain PPP participant bank, as follows:

1)	Master PPP Loan Participation Purchase Agreement: RCL sold to such PPP participant bank 100% undivided, beneficial ownership interests in certain PPP originated loans with RCL retaining the record legal title to each participated PPP loan. RCL continued to service such loans. The purchase price was 99.825% for the first one-billion dollars of PPP loans originated and 99.55% for all subsequent PPP loans originated by RCL; and provided that if a participation limit increase was in effect, the purchase price for any participation effected under such participation limit increase was 98.75%. The purchase commitment fee paid to such PPP participant bank was $2 million.
2)	Letter Agreement Repurchase Option: RCL had the option to repurchase any participation that was purchased by such PPP participant bank at a purchase price equal to the outstanding loan amount of the related PPP loan as of the repurchase date plus any accrued interest. RCL could only exercise the repurchase option with respect to a participation during the seven business day period commencing on the business day immediately following the purchase date with respect to such participation. RCL established a bank account at the PPP participant bank, and was to maintain a balance of at least $10 million.

The termination date of the agreement was the date as of which all of the PPP loans related to a participation sold have been paid in full and all collections with respect thereto have been paid, or when we no longer hold legal title to any PPP loan related to a participation sold. As such, this financing agreement was fully repaid in June 2021 and therefore, has been terminated.

Paycheck Protection Program Facility borrowings. RCL utilizes the ability to receive advances from the Federal Reserve through the Paycheck Protection Program Facility (“PPPLF”). Loans are participated with a PPP participant bank in accordance with the financing agreement described above, repurchased from such PPP participant bank, and then pledged using PPPLF. The program charges an interest rate of 0.35%. As of December 31, 2021, we had $941.5 million outstanding under this credit facility.

Public debt offerings

Convertible notes. On August 9, 2017, we closed an underwritten public sale of $115.0 million aggregate principal amount of its 7.00% convertible senior notes due 2023 (the “Convertible Notes”). The Convertible Notes will mature on August 15, 2023, unless earlier repurchased, redeemed or converted. During certain periods and subject to certain conditions, the Convertible Notes will be convertible by holders into shares of our common stock. As of December 31, 2021, the conversion rate was 1.6253 shares of common stock per $25 principal amount of the Convertible Notes, which equals a conversion price of approximately $15.38 per share of our common stock. Upon conversion, holders will receive, at our discretion, cash, shares of our common stock or a combination thereof.

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

Corporate debt

The 2021 Notes. On April 27, 2018, we completed the public offer and sale of $50 million aggregate principal amount of 6.50% Senior Notes due 2021 (the “2021 Notes”). We issued the 2021 Notes under a base indenture, dated August 9, 2017, (the “base indenture”) as supplemented by the second supplemental indenture, dated as of April 27, 2018, between us and U.S. Bank National Association, as trustee. The 2021 Notes accrued interest at a rate of 6.50% per annum, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year. The 2021 Notes matured on April 30, 2021. On March 25, 2021, we redeemed all of the outstanding 2021 Notes, at a redemption price equal to 100% of the principal amount of the 2021 Notes plus accrued and unpaid interest, for cash.

The 6.20% 2026 Notes. On July 22, 2019, we completed the public offer and sale of $57.5 million aggregate principal amount of its 6.20% Senior Notes due 2026 (the “6.20% 2026 Notes”), which includes $7.5 million aggregate principal amount of the 6.20% 2026 Notes relating to the full exercise of the underwriters’ over-allotment option.  The net proceeds from the sale of the 6.20% 2026 Notes were approximately $55.3 million, after deducting underwriters’ discount and estimated offering expenses.  We contributed the net proceeds to our operating partnership in exchange for the issuance by our operating partnership of a senior note with terms that are substantially equivalent to the terms of the 6.20% 2026 Notes.

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

The 6.20% 2026 Notes are our senior unsecured obligations and will not be guaranteed by any of its subsidiaries, except to the extent described in the Indenture upon the occurrence of certain events.  The 6.20% 2026 Notes rank equal in right of payment to any of our existing and future unsecured and unsubordinated indebtedness; effectively junior in right of payment to any of existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness, other liabilities (including trade payables) and (to the extent not held by us) preferred stock, if any, of its subsidiaries.

On December 2, 2019, we completed the public offer and sale of $45 million aggregate principal amount of the 6.20% 2026 Notes. The new notes have the same terms (expect with respect to issue date, issue price and the date from which interest will accrue), are fully fungible with, and are treated as a single series of debt securities, as the 6.20% Senior Notes we issued on July 22, 2019.

The 5.75% 2026 Notes. On February 10, 2021, we completed the public offer and sale of $201.3 million aggregate principal amount of 5.75% Senior Notes due 2026 (the “5.75% 2026 Notes”) which includes $26.3 million aggregate principal amount of 5.75% 2026 Notes relating to the full exercise of the underwriters’ over-allotment option. The net proceeds from the sale of the 5.75% 2026 Notes were approximately $195.2 million, after deducting underwriters’ discount and estimated offering expenses. We contributed the net proceeds to our operating partnership in exchange for the issuance by our operating partnership of a senior note with terms that are substantially equivalent to the terms of the 5.75% 2026 Notes.

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

The 5.50% 2028 Notes. On December 21, 2021, we completed the public offer and sale of $110.0 million aggregate principal amount of the 5.50% 2028 Notes. The net proceeds from the sale of the 5.50% 2028 Notes were approximately $107.4 million, after deducting underwriters’ discounts, commissions and estimated offering expenses. We contributed the net proceeds to our operating partnership in exchange for the issuance by our operating partnership of a senior unsecured note with terms that are substantially equivalent to the terms of the Notes.

On or after December 30, 2024, we may redeem for cash all or any portion of the notes, at our option, at the redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date, if redeemed during the twelve-month period beginning on of the years indicated: 2024 equal to 102.75%; 2025 equal to 101.375%; 2026 equal to 100.6875%; 2027 and thereafter equal to 100.00%.  If we undergo a change of control repurchase event, holders may require us to purchase the 5.50% 2028 Notes for cash at a repurchase price equal to 101% of the aggregate principal amount of the 5.50% 2028 Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

Junior subordinated notes. On March 19, 2021, we completed the Anworth Merger which included the Company inheriting the outstanding junior subordinated notes (“Junior subordinated notes”) issued of Anworth. On March 15, 2005 Anworth issued $37.38 million of junior subordinated notes to a newly formed statutory trust, Anworth Capital Trust I, organized by Anworth under Delaware law. The trust issued $36.25 million in trust preferred securities, of which $15 million were for I-A notes and $21.25 million for I-B notes, to unrelated third-party investors. Both the junior subordinated notes and the trust preferred securities require quarterly payments and bear interest at the prevailing three-month LIBOR rate plus 3.10%, reset quarterly. Both the junior subordinated notes and the trust preferred securities will mature in 2035 and are currently redeemable, at our option, in whole or in part, without penalty. Anworth used the net proceeds of this issuance to invest in Agency MBS. In accordance with ASC 810-10, Anworth Capital Trust I does not meet the requirements for consolidation.

The Debt ATM Agreement

On May 20, 2021, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”), pursuant to which we may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”) (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and us. During the year ended December 31, 2021, we did not sell any amount of the 6.20% 2026 Notes or the 5.75% 2026 Notes through the Debt ATM Program.

Other long-term financing

ReadyCap Holdings 7.50% senior secured notes due 2022. During 2017, ReadyCap Holdings, a subsidiary of the Company, issued $140.0 million in 7.50% Senior Secured Notes due 2022. On January 30, 2018, ReadyCap Holdings LLC, issued an additional $40.0 million in aggregate principal amount of 7.50% Senior Secured Notes due 2022, which have identical terms (other than issue date, issue price and the date from which interest will accrue) to the notes issued during 2017 (collectively the “2022 Senior Secured Notes”). The additional $40.0 million in 2022 Senior Secured Notes were priced with a yield to par call date of 6.5%. Payments of the amounts due on the 2022 Senior Secured Notes are fully and unconditionally guaranteed by the Company and its subsidiaries: our operating partnership, Sutherland Asset I, LLC, and ReadyCap Commercial. The funds were used to fund new SBC and SBA loan originations and new SBC loan acquisitions.

The 2022 Senior Secured Notes bear interest at 7.50% per annum payable semiannually on each February 15 and August 15. The 2022 Senior Secured Notes will mature on February 15, 2022, unless redeemed or repurchased prior to such date. ReadyCap Holdings may redeem the 2022 Senior Secured Notes prior to November 15, 2021, at its option, in whole or in part at any time and from time to time, at a price equal to 100% of the outstanding principal amount thereof, plus the applicable “make-whole” premium as of, and unpaid interest, if any, accrued to, the redemption date. On and after November 15, 2021, ReadyCap Holdings may redeem the 2022 Senior Secured Notes, at its option, in whole or in part at any time and from time to time, at a price equal to 100% of the outstanding principal amount thereof plus unpaid interest, if any, accrued to the redemption date.

ReadyCap Holdings’ and the Guarantors’ respective obligations under the 2022 Senior Secured Notes and the Guarantees are secured by a perfected first-priority lien on the capital stock of ReadyCap Holdings and ReadyCap Commercial and certain other assets owned by certain of our Company’s subsidiaries as described in greater detail in our Current Report on Form 8-K filed on June 15, 2017. The 2022 Senior Secured Notes were issued pursuant to an indenture (the "Indenture") and a first supplemental indenture (the "First Supplemental Indenture"), which contains covenants that, among other things: (i) limit the ability of our Company and its subsidiaries (including ReadyCap Holdings and the other Guarantors)

to incur additional indebtedness; (ii) require that our Company maintain, on a consolidated basis, quarterly compliance with the applicable consolidated recourse indebtedness to equity ratio of our Company and consolidated indebtedness to equity ratio of our Company and specified ratios of our Company’s stockholders’ equity to aggregate principal amount of the outstanding 2022 Senior Secured Notes and our Company's consolidated unencumbered assets to aggregate principal amount of the outstanding 2022 Senior Secured Notes; (iii) limit the ability of ReadyCap Holdings and ReadyCap Commercial to pay dividends or distributions on, or redeem or repurchase, the capital stock of ReadyCap Holdings or ReadyCap Commercial; (iv) limit (1) ReadyCap Holdings’ ability to create or incur any lien on the collateral and (2) unless the 2022 Senior Secured Notes are equally and ratably secured, (a) ReadyCap Holdings’ ability to create or incur any lien on the capital stock of its wholly-owned subsidiary, ReadyCap Lending and (b) ReadyCap Holdings’ ability to permit ReadyCap Lending to create or incur any lien on its assets to secure indebtedness of its affiliates other than its subsidiaries or any securitization entity; and (v) limit ReadyCap Holdings’ and the Guarantors' ability to consolidate, merge or transfer all or substantially all of ReadyCap Holdings’ and the Guarantors’ respective properties and assets. The First Supplemental Indenture also requires that our Company ensure that the Replaceable Collateral Value (as defined therein) is not less than the aggregate principal amount of the 2022 Senior Secured Notes outstanding as of the last day of each of our Company's fiscal quarters.

On October 20, 2021, the Company redeemed all of the outstanding 2022 Senior Secured Notes.

ReadyCap Holdings 4.50% senior secured notes due 2026. On October 20, 2021, ReadyCap Holdings, an indirect subsidiary of the Company, completed the offer and sale of $350.0 million of its 4.50% Senior Secured Notes due 2026 (the “Senior Secured Notes”). The net proceeds from the sale of the Senior Secured Notes were approximately $341.8 million, after deducting discounts, commissions and estimated offering expenses. The proceeds of the Senior Secured Notes were used to redeem all of ReadyCap Holdings’ outstanding 7.50% Senior Secured Notes due 2022 and for general corporate purposes. The Senior Secured Notes are fully and unconditionally guaranteed by the Company, each direct parent entity of ReadyCap Holdings, and other direct or indirect subsidiaries of the Company from time to time that is a direct parent entity of Sutherland Asset III, LLC or otherwise pledges collateral to secure the Senior Secured Notes (collectively, the “Guarantors”).

The Senior Secured Notes bear interest at 4.50% per annum, payable semiannually on each April 20 and October 20, beginning on April 20, 2022. The Senior Secured Notes will mature on October 15, 2026, unless redeemed or repurchased prior to such date. ReadyCap Holdings may redeem the Senior Secured Notes on or after October 15, 2021, at its option, in whole or in part at any time and from time to time, at a price equal to 100% of the outstanding principal amount thereof, plus the applicable “make-whole” premium as of, and unpaid interest, if any, accrued to, the redemption date.

ReadyCap Holdings’ and the Guarantors’ respective obligations under the Senior Secured Notes are secured by a perfected first-priority lien on certain capital stock and assets (collectively, the “Collateral”) owned by certain subsidiaries of the Company. The Senior Secured Notes were issued pursuant to a Note Purchase Agreement, dated as of October 20, 2021, by and among ReadyCap Holdings, the Guarantors, and UMB Bank, N.A., as collateral agent (the “Note Purchase Agreement”), which contains covenants that require the Company and its subsidiaries on a consolidated basis to, among other things: (i) maintain a minimum net asset value, as of the close of business on the last day of each fiscal quarter, equal to or greater than $645 million plus the greater of (x) zero dollars and (y) 50% of net equity capital activity; (ii) maintain a ratio of (x) consolidated unencumbered assets as of the close of business on the last day of each fiscal quarter to (y) the aggregate principal amount of the Senior Secured Notes outstanding as of such date, equal to or greater than 1.1 to 1.0; (iii) maintain a net recourse debt to equity ratio on the last day of each fiscal quarter not to exceed 4.0 to 1.0; and (iv) maintain a ratio of (x) Collateral Value (as defined in the Note Purchase Agreement) as of the close of business on the last day of each fiscal quarter to (y) the aggregate principal amount of the Senior Secured Notes as of such date, equal to or greater than 1.0 to 1.0. The Note Purchase Agreement also (i) limits the ability of the Company to pay dividends or make distributions on, or redeem or repurchase, its capital stock, subject to customary baskets and exceptions; (ii) limits ReadyCap Holdings’ and the Guarantors' ability to create or incur any lien on the Collateral; and (iii) includes customary restrictions on the Company’s ability to transfer all or substantially all of its assets or merge/consolidate into any entity.

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

The table below presents information on the securitization structures and related issued tranches of notes to investors.

(in millions)	Collateral Asset Class	Issuance	Active / Collapsed	Bonds Issued
Trusts (Firm sponsored)
Waterfall Victoria Mortgage Trust 2011-1 (SBC1)	SBC Acquired loans	February 2011	Collapsed	$40.5
Waterfall Victoria Mortgage Trust 2011-3 (SBC3)	SBC Acquired loans	October 2011	Collapsed	143.4
Sutherland Commercial Mortgage Trust 2015-4 (SBC4)	SBC Acquired loans	August 2015	Collapsed	125.4
Sutherland Commercial Mortgage Trust 2018 (SBC7)	SBC Acquired loans	November 2018	Collapsed	217.0
ReadyCap Lending Small Business Trust 2015-1 (RCLT 2015-1)	Acquired SBA 7(a) loans	June 2015	Collapsed	189.5
ReadyCap Lending Small Business Loan Trust 2019-2 (RCLT 2019-2)	Originated SBA 7(a) loans, Acquired SBA 7(a) loans	December 2019	Active	131.0

Real Estate Mortgage Investment Conduits (REMICs)
ReadyCap Commercial Mortgage Trust 2014-1 (RCMT 2014-1)	SBC Originated conventional	September 2014	Active	$181.7
ReadyCap Commercial Mortgage Trust 2015-2 (RCMT 2015-2)	SBC Originated conventional	November 2015	Active	218.8
ReadyCap Commercial Mortgage Trust 2016-3 (RCMT 2016-3)	SBC Originated conventional	November 2016	Active	162.1
ReadyCap Commercial Mortgage Trust 2018-4 (RCMT 2018-4)	SBC Originated conventional	March 2018	Active	165.0
Ready Capital Mortgage Trust 2019-5 (RCMT 2019-5)	SBC Originated conventional	January 2019	Active	355.8
Ready Capital Mortgage Trust 2019-6 (RCMT 2019-6)	SBC Originated conventional	November 2019	Active	430.7
Waterfall Victoria Mortgage Trust 2011-2 (SBC2)	SBC Acquired loans	March 2011	Collapsed	97.6
Sutherland Commercial Mortgage Trust 2018 (SBC6)	SBC Acquired loans	August 2017	Active	154.9
Sutherland Commercial Mortgage Trust 2019 (SBC8)	SBC Acquired loans	June 2019	Active	306.5
Sutherland Commercial Mortgage Trust 2020 (SBC9)	SBC Acquired loans	June 2020	Active	203.6
Sutherland Commercial Mortgage Trust 2021 (SBC10)	SBC Acquired loans	May 2021	Active	232.6

Collateralized Loan Obligations (CLOs)
Ready Capital Mortgage Financing 2017 – FL1	SBC Originated transitional	August 2017	Collapsed	$198.8
Ready Capital Mortgage Financing 2018 – FL2	SBC Originated transitional	June 2018	Collapsed	217.1
Ready Capital Mortgage Financing 2019 – FL3	SBC Originated transitional	April 2019	Active	320.2
Ready Capital Mortgage Financing 2020 – FL4	SBC Originated transitional	June 2020	Active	405.3
Ready Capital Mortgage Financing 2021 – FL5	SBC Originated transitional	March 2021	Active	628.9
Ready Capital Mortgage Financing 2021 – FL6	SBC Originated transitional	August 2021	Active	652.5
Ready Capital Mortgage Financing 2021 – FL7	SBC Originated transitional	November 2021	Active	927.2

Trusts (Non-firm sponsored)
Freddie Mac Small Balance Mortgage Trust 2016-SB11	Originated agency multi-family	January 2016	Active	$110.0
Freddie Mac Small Balance Mortgage Trust 2016-SB18	Originated agency multi-family	July 2016	Active	118.0
Freddie Mac Small Balance Mortgage Trust 2017-SB33	Originated agency multi-family	June 2017	Active	197.9
Freddie Mac Small Balance Mortgage Trust 2018-SB45	Originated agency multi-family	January 2018	Active	362.0
Freddie Mac Small Balance Mortgage Trust 2018-SB52	Originated agency multi-family	September 2018	Active	505.0
Freddie Mac Small Balance Mortgage Trust 2018-SB56	Originated agency multi-family	December 2018	Active	507.3
Key Commercial Mortgage Trust 2020-S3(1)	SBC Originated conventional	September 2020	Active	263.2
(1) Contributed portion of assets into trust

We used the proceeds from the sale of the tranches issued to purchase and originate SBC and SBA loans.  We are the primary beneficiary of all firm sponsored securitizations, therefore they are consolidated in our financial statements.

Contractual Obligations and Off-Balance Sheet Arrangements

The table below provides a summary of our contractual obligations.

	December 31, 2021
(in thousands)	Total	< 1 year	1 to 3 years	3 to 5 years	> 5 years
Borrowings under credit facilities	$471,883	$421,483	$50,400	$—	$—
Borrowings under repurchase agreements	2,045,717	1,685,587	360,130	—	—
Guaranteed loan financing	345,217	790	5,368	6,140	332,919
Senior secured notes	350,000	—	—	350,000	—
Convertible notes	115,000	—	115,000	—	—
Corporate debt	452,880	—	—	305,500	147,380
Loan funding commitments	479,269	238,000	241,269	—	—
Future operating lease commitments	5,274	1,263	3,861	150	—
Total	$4,265,240	$2,347,123	$776,028	$661,790	$480,299

The table above does not include amounts due under our management agreement or derivative agreements as those contracts do not have fixed and determinable payments. As of the date of this annual report on Form 10-K, we had no off-balance sheet arrangements.

Critical Accounting Estimates

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

Allowance for credit losses

The allowance for credit losses consists of the allowance for losses on loans and lending commitments accounted for at amortized cost. Such loans and lending commitments are reviewed quarterly considering credit quality indicators, including probable and historical losses, collateral values, LTV ratio and economic conditions. The allowance for credit losses increases through provisions charged to earnings and reduced by charge-offs, net of recoveries.

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

In connection with the Company’s adoption of ASU 2016-13 on January 1, 2020, the Company implemented new processes including the utilization of loan loss forecasting models, updates to the Company’s reserve policy documentation, changes to internal reporting processes and related internal controls. The Company has implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for its loan portfolio. The CECL forecasting methods used by the Company include (i) a probability of default and loss given default method using underlying third-party CMBS/CRE loan database with historical loan losses and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. The Company might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data.

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

In certain instances, the Company considers relevant loan-specific qualitative factors to certain loans to estimate its CECL expected credit losses. The Company considers loan investments that are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) for which the borrower is experiencing financial difficulty, to be “collateral-dependent” loans. For such loans that the Company determines that foreclosure of the collateral is probable, the Company measures the expected losses based on the difference between the fair value of the collateral (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan as of the measurement date. For collateral-dependent loans that the Company determines foreclosure is not probable, the Company applies a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan.

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

Accretion of discounts associated with PPP loans, held for investment

The Company’s loan originations in the second round of the program are accounted for as loans, held-for-investment under ASC 310. Loan origination fees and related direct loan origination costs are capitalized into the initial recorded investment in the loan and are deferred over the loan term. The net amount between the loan origination fees and direct loan origination costs is recognized as a discount in the carrying value of the loans, and the discount is required to be recognized in income at a constant effective yield over the life of the instrument.

The effective yield is determined based on the payment terms required by the loan contract as well as with actual and expected prepayments from loan forgiveness by the federal government. Because prepayments from loan forgiveness often deviate from the estimates, the Company periodically recalculates the effective yield to reflect actual prepayments to date and anticipated future prepayments. Anticipated future prepayments are estimated based on past prepayment patterns, historical, current, and projected interest rate environments, among other factors, to predict future cash flows.

Adjustments to anticipated future prepayments are recorded on a retrospective basis, meaning that the net investment or liability is adjusted to the amount that would have existed had the new effective yield been applied since the initial recognition of the instrument. As prepayment speeds change, these accounting requirements can be a source of income volatility. Accelerations of prepayments accelerate the accretion and increase current earnings. Conversely, when prepayments decline, thus lengthening the effective maturity of the instruments and shifting some of the discount accretion to future periods.

Significant judgment is required when evaluating the effective yield on PPP loans; therefore, actual results over time could be materially different. Refer to “Notes to Consolidated Financial Statements, Note 20 – Other Income and Operating Expenses” included in Item 8, “Financial Statements and Supplementary Data,” in this annual report on Form 10-K for a more complete discussion of PPP loans, held for investment.

Valuation of financial assets and liabilities carried at fair value

We measure our MBS, derivative assets and liabilities, residential MSRs, and any assets or liabilities where we have elected the fair value option at fair value, including certain loans we have originated that are expected to be sold to third parties or securitized in the near term.

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

Servicing rights impairment

Servicing rights, at amortized cost, are initially recorded at fair value and subsequently carried at amortized cost. We have elected the fair value option on our residential MSRs, which are not subject to impairment.

For purposes of testing our servicing rights, carried at amortized cost, for impairment, we first determine whether facts and circumstances exist that would suggest the carrying value of the servicing asset is not recoverable. If so, we then compare the net present value of servicing cash flow with its carrying value. The estimated net present value of servicing cash flows of the intangibles is determined using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration historical and forecasted loan prepayment rates, delinquency rates and anticipated maturity defaults. If the carrying value of the servicing rights exceeds the net present value of servicing cash flows, the servicing rights are considered impaired, and an impairment loss is recognized in earnings for the amount by which carrying value exceeds the net present value of servicing cash flows. We monitor the actual performance of our servicing rights by regularly comparing actual cash flow, credit, and prepayment experience to modeled estimates.

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

The COVID-19 pandemic has adversely impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in property renovations currently planned or underway. These negative conditions may persist into the future and impair borrower’s ability to pay principal and interest due under our loan agreements. We maintain robust asset management relationships with our borrowers and have leveraged these relationships to address the potential impact of the COVID-19 pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality and retail assets. Some of our borrowers have indicated that due to the impact of the COVID-19 pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. Accordingly, we have discussed with our borrowers, potential near-term defensive loan modifications, which could include repurposing of reserves, temporary deferrals of interest, or performance test or covenant waivers on loans collateralized by assets directly impacted by the COVID-19 pandemic, and which would typically be coupled with an additional equity commitment and/or guaranty from sponsors. As of December 31, 2021, approximately 0.8% of the loans in our commercial real estate portfolio are in forbearance plans. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

The table below projects the impact on our interest income and expense for the twelve-month period following December 31, 2021, assuming an immediate increase or decrease of 25, 50, 75 and 100 basis points in interest rates.

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans held for investment	$7,484	$17,796	$28,284	$39,052	$(1,422)	$(2,444)	$(3,406)	$(4,336)
Interest rate swap hedges	1,341	2,683	4,024	5,365	(1,341)	(2,683)	(4,024)	(5,365)
Mortgage backed securities	251	427	603	780	(3)	(3)	(3)	(3)
Total	$9,076	$20,906	$32,911	$45,197	$(2,766)	$(5,130)	$(7,433)	$(9,704)
Liabilities:
Recourse debt	$(5,439)	$(10,877)	$(16,390)	$(21,932)	$2,071	$2,424	$2,493	$2,533
Non-recourse debt	(5,715)	(11,412)	(17,110)	(22,808)	2,238	2,239	2,239	2,240
Total	$(11,154)	$(22,289)	$(33,500)	$(44,740)	$4,309	$4,663	$4,732	$4,773
Total Net Impact to Net Interest Income (Expense)	$(2,078)	$(1,383)	$(589)	$457	$1,543	$(467)	$(2,701)	$(4,931)

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

Liquidity risk. Liquidity risk arises in our investments and the general financing of our investing activities. It includes the risk of not being able to fund acquisition and origination activities at settlement dates and/or liquidate positions in a timely manner at a reasonable price, in addition to potential increases in collateral requirements during times of heightened market volatility. If we were forced to dispose of an illiquid investment at an inopportune time, we might be forced to do so at a substantial discount to the market value, resulting in a realized loss. We attempt to mitigate our liquidity risk by regularly monitoring the liquidity of our investments in SBC loans, ABS and other financial instruments. Factors such as our expected exit strategy for, the bid to offer spread of, and the number of broker dealers making an active market in a particular strategy and the availability of long-term funding, are considered in analyzing liquidity risk. To reduce any perceived disparity between the liquidity and the terms of the debt instruments in which we invest, we attempt to minimize our reliance on short-term financing arrangements. While we may finance certain investments in security positions using traditional margin arrangements and reverse repurchase agreements, other financial instruments such as collateralized debt obligations, and other longer-term financing vehicles may be utilized to provide us with sources of long-term financing.

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

Fair value risk. The estimated fair value of our investments fluctuates primarily due to changes in interest rates. Generally, in a rising interest rate environment, the estimated fair value of the fixed-rate investments would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of the fixed-rate investments would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our assets recorded and/or disclosed may be adversely impacted. Our economic exposure is generally limited to our net investment position as we seek to fund fixed rate investments with fixed rate financing or variable rate financing hedged with interest rate swaps.

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

The table below presents information with respect to any counterparty for repurchase agreements for which our Company had greater than 5% of stockholders’ equity at risk in the aggregate.

	December 31, 2021
(in thousands)	Counterparty Rating	Amount of Risk	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
JPMorgan Chase Bank, N.A.	A+ / Aa2	$ 278,673	10	21.8%
Credit Suisse AG	A+ / A1	$ 182,407	3	14.2%
Deutsche Bank AG	A-/A2	$ 80,042	21	6.3%
Citibank, N.A.	A+ / Aa3	$ 71,179	5	5.6%

In the table above,

●	The counterparty ratings presented are the long-term issuer credit rating for JP Morgan, Credit Suisse and Deutsche Bank, and the long-term bank deposit rating for Citibank, as rated by S&P and Moody’s, respectively.

●	The amount at risk reflects the difference between the amount loaned through repurchase agreements, including interest payable, and the cash and fair value of the assets pledged as collateral, including accrued interest receivable.

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

Inflation risk. Most of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. Changes in interest rates may correlate with inflation rates and/or changes in inflation rates. Our consolidated financial statements are prepared in accordance with U.S. GAAP and our distributions are determined by our board of directors consistent with our obligation to distribute to our stockholders dividends equal to at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair value without considering inflation.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ready Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ready Capital Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Servicing rights – Residential (carried at fair value) - Refer to Notes 3 and 9 to the financial statements

Critical Audit Matter Description

The Company has elected to account for its residential mortgage servicing rights (“MSRs”) totaling $120.1 million at fair value and classifies these MSRs as Level 3 in the valuation hierarchy. For these assets, the Company uses an independent third-party valuation expert to assist management in estimating the fair value. The third-party valuation expert uses a discounted cash flow approach which consists of projecting servicing cash flows discounted at a rate that management believes market participants would use in their determinations of fair value. The key assumptions used in the estimation of the fair value of MSRs include prepayment rates, discount rates, and cost of servicing. A change in the discount rate, prepayment rate or cost of servicing can have a significant effect on the fair value of MSRs which is recorded in Net unrealized gain (loss) on financial instruments.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rate, prepayment rate, and cost of servicing assumptions included the following, among others:

●	We tested the effectiveness of controls over determining the fair value, including those over the determination of the discount rate, prepayment rate and cost of servicing assumptions.
●	We tested the effectiveness of controls over the third-party valuation expert by evaluating management’s process for monitoring the competence, capabilities, and objectivity of the valuation expert as well as evaluating the relevance, completeness, and accuracy of the source data used by the valuation expert.
●	We evaluated management’s process for obtaining an understanding of the work of the valuation expert, including consideration of the relevance and reasonableness of the assumptions, methods, and models used by the valuation expert.
●	We evaluated the reasonableness of management’s discount rate, prepayment rate and cost of service assumptions of the underlying mortgage loans, by comparing historical assumptions to current assumptions and testing the source data used by the valuation expert.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of management’s discount rate, prepayment rate and cost of servicing assumptions which included a comparison to independent market information. We also tested the mathematical accuracy of the calculation.

Allowance for loan losses - Refer to Notes 3 and 6 to the financial statements

Critical Audit Matter Description

The allowance for loan losses is intended to provide for credit losses of loans within the loans held-for-investment portfolio and is reviewed quarterly for adequacy considering credit quality indicators, including probable and historical losses, collateral values, loan-to-value ratio and macroeconomic conditions. The allowance for loan losses is increased through provisions for loan losses charged to earnings and reduced by charge-offs, net of recoveries. For loans that do not share similar risk characteristics with the remainder of the portfolio, the Company evaluates the allowance for loan losses on an individual basis, and not as part of the pool. In addition, the Company considers loan investments that are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) for which the borrower is experiencing financial difficulty, to be “collateral-dependent” loans.

Significant inputs to the Company’s forecasting methods include loan-to-value, vintage year, loan-term, underlying property type, occupancy, and geographic location. Significant judgments are required in determining the allowance, including making assumptions regarding the ongoing performance of the loan, and the value of the underlying collateral.

Given the judgment necessary to estimate internal and external factors that may affect collectability of these loans, auditing the estimated allowance for loan losses involved especially complex and subjective judgment, including the need to involve our specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s the allowance for loan losses, including procedures around the fair value of collateral included the following, among others:

•	We tested the effectiveness of controls over the allowance for loan losses, including management’s controls over the monitoring of loan performance, and the value of the underlying collateral.
•	With the assistance of our fair value specialists, we evaluated the reasonableness of the underlying collateral values for consistency with external data from other sources.

•

We tested the significant inputs into the forecast methods, including loan performance, to determine whether the information used was relevant, accurate and complete.  We also tested the mathematical accuracy of the calculation.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 28, 2022

We have served as the Company's auditor since 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ready Capital Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Ready Capital Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021 of the Company, and our report dated February 28, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 28, 2022

READY CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$229,531	$138,975
Restricted cash	51,569	47,697
Loans, net (including $10,766 and $13,795 held at fair value)	2,915,446	1,550,624
Loans, held for sale, at fair value	552,935	340,288
Paycheck Protection Program loans (including $3,243 and $74,931 held at fair value)	870,352	74,931
Mortgage backed securities, at fair value	99,496	88,011
Loans eligible for repurchase from Ginnie Mae	94,111	250,132
Investment in unconsolidated joint ventures (including $8,894 held at fair value)	141,148	79,509
Purchased future receivables, net	7,872	17,308
Derivative instruments	7,022	16,363
Servicing rights (including $120,142 and $76,840 held at fair value)	204,599	114,663
Real estate owned, held for sale	42,288	45,348
Other assets	172,098	89,503
Assets of consolidated VIEs	4,145,564	2,518,743
Total Assets	$9,534,031	$5,372,095
Liabilities
Secured borrowings	2,517,600	1,294,243
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	941,505	76,276
Securitized debt obligations of consolidated VIEs, net	3,214,303	1,905,749
Convertible notes, net	113,247	112,129
Senior secured notes, net	342,035	179,659
Corporate debt, net	441,817	150,989
Guaranteed loan financing	345,217	401,705
Contingent consideration	16,400	—
Liabilities for loans eligible for repurchase from Ginnie Mae	94,111	250,132
Derivative instruments	410	11,604
Dividends payable	34,348	19,746
Accounts payable and other accrued liabilities	184,079	135,655
Total Liabilities	$8,245,072	$4,537,887
Preferred stock Series C, liquidation preference $25.00 per share (refer to Note 21)	8,361	—

Commitments & contingencies (refer to Note 25)

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share (refer to Note 21)	111,378	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 75,838,050 and 54,368,999 shares issued and outstanding, respectively	8	5
Additional paid-in capital	1,161,853	849,541
Retained earnings (deficit)	8,598	(24,203)
Accumulated other comprehensive loss	(5,733)	(9,947)
Total Ready Capital Corporation equity	1,276,104	815,396
Non-controlling interests	4,494	18,812
Total Stockholders’ Equity	$1,280,598	$834,208
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$9,534,031	$5,372,095

See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(in thousands, except share data)	2021	2020	2019
Interest income	$403,496	$258,636	$229,916
Interest expense	(213,561)	(175,481)	(151,880)
Net interest income before provision for loan losses	$189,935	$83,155	$78,036
Provision for loan losses	(8,049)	(34,726)	(3,684)
Net interest income after provision for loan losses	$181,886	$48,429	$74,352
Non-interest income
Residential mortgage banking activities	137,297	252,720	83,539
Net realized gain on financial instruments and real estate owned	68,881	31,913	28,958
Net unrealized gain (loss) on financial instruments	39,377	(48,101)	(18,790)
Servicing income, net of amortization and impairment of $10,588, $5,975 and $5,811	48,015	38,594	30,665
Income on purchased future receivables, net of allowance for doubtful accounts of $1,296, $11,769 and $5,082	10,257	15,711	2,362
Income on unconsolidated joint ventures	6,916	2,404	6,088
Other income	9,009	41,516	11,078
Gain on bargain purchase	—	—	30,728
Total non-interest income	$319,752	$334,757	$174,628
Non-interest expense
Employee compensation and benefits	(90,065)	(91,920)	(51,237)
Allocated employee compensation and benefits from related party	(12,031)	(7,000)	(5,473)
Variable expenses on residential mortgage banking activities	(75,133)	(114,510)	(51,760)
Professional fees	(16,339)	(13,360)	(7,434)
Management fees – related party	(10,928)	(10,682)	(9,578)
Incentive fees – related party	(5,419)	(5,973)	(106)
Loan servicing expense	(29,983)	(30,856)	(17,976)
Transaction related expenses	(14,282)	(63)	(7,750)
Other operating expenses	(58,401)	(54,369)	(33,162)
Total non-interest expense	$(312,581)	$(328,733)	$(184,476)
Income before provision for income taxes	189,057	54,453	64,504
Income tax (provision) benefit	(29,083)	(8,384)	10,552
Net income	$159,974	$46,069	$75,056
Less: Dividends on preferred stock	7,503	—	—
Less: Net income attributable to non-controlling interest	2,230	1,199	2,088
Net income attributable to Ready Capital Corporation	$150,241	$44,870	$72,968

Earnings per common share - basic	$2.17	$0.81	$1.72
Earnings per common share - diluted	$2.17	$0.81	$1.72

Weighted-average shares outstanding
Basic	68,511,578	53,736,523	42,011,750
Diluted	68,660,906	53,818,378	42,047,648

Dividends declared per share of common stock	$1.66	$1.30	$1.60

See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net income	$159,974	$46,069	$75,056
Other comprehensive income (loss) - net change by component
Net change in hedging derivatives (cash flow hedges)	2,539	(1,526)	(5,724)
Foreign currency translation adjustment	1,947	(2,326)	289
Other comprehensive income (loss)	$4,486	$(3,852)	$(5,435)
Comprehensive income	$164,460	$42,217	$69,621
Less: Comprehensive income attributable to non-controlling interests	2,313	1,118	1,907
Comprehensive income attributable to Ready Capital Corporation	$162,147	$41,099	$67,714

See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

										Retained	Accumulated Other	Total
	Preferred Stock Shares Outstanding			Common Stock	Preferred Stock			Common Stock	Additional Paid-	Earnings	Comprehensive	Ready Capital	Non-Controlling	Total Stockholders'
(in thousands, except share data)	Series B	Series D	Series E	Shares Outstanding	Series B	Series D	Series E	Par Value	In Capital	(Deficit)	Income (Loss)	Corporation Equity	Interest	Equity
Balance at January 1, 2019	—	—	—	32,105,112	$—	$—	$—	$3	$540,478	$5,272	$(922)	$544,831	$19,244	$564,075
Dividend declared on common stock $1.60 per share	—	—	—	—	—	—	—	—	—	(69,494)	—	(69,494)	—	(69,494)
Dividend declared on OP units	—	—	—	—	—	—	—	—	—	—	—	—	(1,788)	(1,788)
Shares issued pursuant to merger transactions	—	—	—	12,882,323	—	—	—	1	189,610	—	—	189,611	—	189,611
Equity issuances	—	—	—	6,000,000	—	—	—	1	91,799	—	—	91,800	—	91,800
Offering costs	—	—	—	—	—	—	—	—	(408)	—	—	(408)	(2)	(410)
Contributions, net	—	—	—	—	—	—	—	—	—	—	—	—	20	20
Equity component of 2017 convertible note issuance	—	—	—	—	—	—	—	—	(351)	—	—	(351)	(9)	(360)
Stock-based compensation	—	—	—	124,952	—	—	—	—	1,476	—	—	1,476	—	1,476
Manager incentive fee paid in stock	—	—	—	14,939	—	—	—	—	233	—	—	233	—	233
Net income	—	—	—	—	—	—	—	—	—	72,968	—	72,968	2,088	75,056
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(5,254)	(5,254)	(181)	(5,435)
Balance at December 31, 2019	—	—	—	51,127,326	$—	$—	$—	$5	$822,837	$8,746	$(6,176)	$825,412	$19,372	$844,784
Cumulative-effect adjustment upon adoption of ASU 2016-13, net of taxes	—	—	—	—	—	—	—	—	—	(6,599)	—	(6,599)	(155)	(6,754)
Dividend declared on common stock $1.30 per share	—	—	—	—	—	—	—	—	—	(71,220)	—	(71,220)	—	(71,220)
Dividend declared on OP units	—	—	—	—	—	—	—	—	—	—	—	—	(1,504)	(1,504)
Stock issued in connection with stock dividend	—	—	—	2,764,487	—	—	—	—	17,033	—	—	17,033	362	17,395
Equity issuances	—	—	—	900,000	—	—	—	—	13,410	—	—	13,410	—	13,410
Offering costs	—	—	—	—	—	—	—	—	(49)	—	—	(49)	(1)	(50)
Distributions, net	—	—	—	—	—	—	—	—	—	—	—	—	(250)	(250)
Equity component of 2017 convertible note issuance	—	—	—	—	—	—	—	—	(379)	—	—	(379)	(8)	(387)
Stock-based compensation	—	—	—	357,945	—	—	—	—	5,399	—	—	5,399	—	5,399
Manager incentive fee paid in stock	—	—	—	212,844	—	—	—	—	1,806	—	—	1,806	—	1,806
Share repurchases	—	—	—	(993,603)	—	—	—	—	(10,516)	—	—	(10,516)	—	(10,516)
Sale of subsidiary interest to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(122)	(122)
Net income	—	—	—	—	—	—	—	—	—	44,870	—	44,870	1,199	46,069
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(3,771)	(3,771)	(81)	(3,852)
Balance at December 31, 2020	—	—	—	54,368,999	$—	$—	$—	$5	$849,541	$(24,203)	$(9,947)	$815,396	$18,812	$834,208
Dividend declared:
Common Stock $1.66 per share	—	—	—	—	—	—	—	—	—	(117,440)	—	(117,440)	—	(117,440)
OP units	—	—	—	—	—	—	—	—	—	—	—	—	(1,581)	(1,581)
$1.088125 per Series B preferred share	—	—	—	—	—	—	—	—	—	(1,162)	—	(1,162)	(1)	(1,163)
$1.562505 per Series C preferred share	—	—	—	—	—	—	—	—	—	(492)	—	(492)	—	(492)
$0.953125 per Series D preferred share	—	—	—	—	—	—	—	—	—	(1,074)	—	(1,074)	(1)	(1,075)
$1.03846 per Series E preferred share	—	—	—	—	—	—	—	—	—	(4,775)	—	(4,775)	—	(4,775)
Shares issued pursuant to merger transactions	1,919,378	2,010,278	—	16,774,337	47,984	50,257	—	2	239,535	—	—	337,778	—	337,778
Equity issuances	—	—	4,600,000	3,527,935	—	—	111,378	1	55,308	—	—	166,687	—	166,687
Equity redemptions	(1,919,378)	(2,010,278)	—	—	(47,984)	(50,257)	—	—	—	—	—	(98,241)	—	(98,241)
Offering costs	—	—	—	—	—	—	—	—	(1,621)	—	—	(1,621)	(16)	(1,637)
Equity component of 2017 convertible note issuance	—	—	—	—	—	—	—	—	(410)	—	—	(410)	(7)	(417)
Distributions, net	—	—	—	—	—	—	—	—	—	—	—	—	(226)	(226)
Stock-based compensation	—	—	—	288,436	—	—	—	—	4,419	—	—	4,419	—	4,419
Conversion of OP units into common stock	—	—	—	882,202	—	—	—	—	13,207	—	—	13,207	(13,207)	—
Manager incentive fee paid in stock	—	—	—	84,758	—	—	—	—	1,386	—	—	1,386	—	1,386
Share repurchases	—	—	—	(88,617)	—	—	—	—	(1,293)	—	—	(1,293)	—	(1,293)
Reallocation of non-controlling interest	—	—	—	—	—	—	—	—	1,781	—	(189)	1,592	(1,592)	—
Net income	—	—	—	—	—	—	—	—	—	157,744	—	157,744	2,230	159,974
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	4,403	4,403	83	4,486
Balance at December 31, 2021	—	—	4,600,000	75,838,050	$—	$—	$111,378	$8	$1,161,853	$8,598	$(5,733)	$1,276,104	$4,494	$1,280,598

See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Cash Flows From Operating Activities:
Net income	$159,974	$46,069	$75,056
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	(23,563)	33,550	14,409
Stock-based compensation	6,920	5,299	1,476
Provision for loan losses	8,049	34,726	3,684
Impairment loss on real estate owned, held for sale	2,293	3,520	1,317
Repair and denial reserve	10,168	4,378	(345)
Allowance for doubtful accounts on purchased future receivables	1,296	11,769	5,082
Purchase of loans, held for sale, at fair value	(75,666)	—	(9,149)
Origination of loans, held for sale, at fair value	(5,356,406)	(5,076,936)	(2,621,324)
Proceeds from disposition and principal payments of loans, held for sale, at fair value	5,475,139	5,152,861	2,628,521
Net income of unconsolidated joint ventures, net of distributions	561	(1,893)	(5,716)
Realized (gains) losses, net	(182,813)	(263,332)	(101,794)
Unrealized (gains) losses, net	(43,143)	48,105	18,790
Gain on bargain purchase	—	—	(30,728)
Changes in operating assets and liabilities
Purchased future receivables, net	8,140	14,188	(8,807)
Derivative instruments	(63,431)	(10,014)	(6,219)
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	6,182	11,859	(21,265)
Receivable from third parties	9,505	(10)	7,556
Other assets	(7,261)	16,675	(26,286)
Accounts payable and other accrued liabilities	29,615	38,079	23,345
Net cash provided by (used for) operating activities	$(34,441)	$68,893	$(52,397)
Cash Flows From Investing Activities:
Origination of loans	(3,826,182)	(669,359)	(1,307,143)
Purchase of loans	(141,663)	(242,532)	(739,002)
Proceeds from disposition and principal payment of loans	977,096	930,944	826,702
Origination of Paycheck Protection Program loans	(2,129,830)	(105,222)	—
Purchase of Paycheck Protection Program loans	(3,866)	—	—
Proceeds from disposition and principal payment of Paycheck Protection Program loans	1,401,330	30,291	—
Purchase of mortgage backed securities, at fair value	—	(14,216)	(9,593)
Proceeds from sale and principal payment of mortgage backed securities, at fair value	2,015,907	12,486	14,354
Purchase of real estate, held for sale	—	(329)	(117)
Proceeds from sale of real estate, held for sale	41,746	17,261	18,983
Investment in unconsolidated joint ventures	(59,714)	(23,707)	(26,655)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	18,307	4,941	15,578
Purchase of servicing rights	—	—	(894)
Net of cash used for business acquisitions	(11,536)	—	(5,005)
Net cash used for investing activities	$(1,718,405)	$(59,442)	$(1,212,792)
Cash Flows From Financing Activities:
Proceeds from secured borrowings	12,201,084	6,765,354	5,398,657
Repayment of secured borrowings	(12,758,787)	(6,663,200)	(5,087,424)
Proceeds from the Paycheck Protection Program Liquidity Facility borrowings	2,299,167	105,222	—
Repayment of the Paycheck Protection Program Liquidity Facility borrowings	(1,433,938)	(28,945)	—
Proceeds from issuance of securitized debt obligations of consolidated VIEs	1,993,111	495,220	1,395,518
Repayment of securitized debt obligations of consolidated VIEs	(673,069)	(441,212)	(477,205)
Proceeds from corporate debt	303,511	—	104,687
Repayment of corporate debt	(50,000)	—	—
Proceeds from senior secured note	350,000	—	—
Repayment of senior secured note	(180,294)	—	—
Repayment of guaranteed loan financing	(70,388)	(102,155)	(34,704)
Payment of deferred financing costs	(46,938)	(12,820)	(28,207)
Proceeds from issuance of equity, net of issuance costs	165,050	13,360	91,390
Payment of contingent consideration	—	—	(1,207)
Preferred stock redemption	(98,241)	—	—
Common stock repurchased	—	(9,235)	—
Settlement of share-based awards in satisfaction of withholding tax requirements	(1,293)	(1,281)	—
Sale of subsidiary interest to non-controlling interests	—	(122)	—
Dividend payments	(111,924)	(56,885)	(63,326)
Tender offer of preferred shares	(11,133)	—	—
Distributions from non-controlling interests, net	(226)	(250)	20
Net cash provided by financing activities	$1,875,692	$63,051	$1,298,199
Net increase in cash, cash equivalents, and restricted cash	122,846	72,502	33,010
Cash, cash equivalents, and restricted cash beginning balance	200,482	127,980	94,970
Cash, cash equivalents, and restricted cash ending balance	$323,328	$200,482	$127,980
Supplemental disclosures:
Cash paid for interest	$186,095	$156,262	$126,188
Cash paid (received) for income taxes	$13,375	$(8,482)	$(2,661)
Non-cash investing activities
Loans transferred from loans, held for sale, at fair value to loans, net	$—	$714	$1,262
Loans transferred from loans, net to loans, held for sale, at fair value	$1,138	$—	$—
Consolidation of assets in securitization trusts	$—	$—	$463,177
Loans transferred to real estate owned	$9,015	$11,339	$—
Contingent consideration in connection with acquisitions	$12,400	$—	$—
Deconsolidation of assets in securitization trusts	$—	$—	$177,815
Non-cash financing activities
Dividend paid in stock	$—	$17,395	$—
Common stock issued in connection with merger transactions	$239,537	$—	$189,611
Consolidation of borrowings in securitization trusts	$—	$—	$463,177
Deconsolidation of borrowings in securitization trusts	$—	$—	$177,815
Share-based component of incentive fees	$1,386	$1,806	$233
Conversion of operating partnership units to common stock	$13,207	$—	$—
Cash, cash equivalents, and restricted cash reconciliation
Cash and cash equivalents	$229,531	$138,975	$67,928
Restricted cash	51,569	47,697	51,728
Cash, cash equivalents, and restricted cash in assets of consolidated VIEs	42,228	13,810	8,324
Cash, cash equivalents, and restricted cash ending balance	$323,328	$200,482	$127,980

See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION

NOTES TO the CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Ready Capital Corporation (the “Company” or “Ready Capital” and together with its subsidiaries “we,” “us” and “our”), is a Maryland corporation. The Company is a multi-strategy real estate finance company that originates, acquires, finances and services small to medium balance commercial (“SBC”) loans, Small Business Administration (“SBA”) loans, residential mortgage loans, and to a lesser extent, mortgage backed securities (“MBS”) collateralized primarily by SBC loans, or other real estate-related investments. SBC loans represent a special category of commercial loans, sharing both commercial and residential loan characteristics. SBC loans are generally secured by first mortgages on commercial properties, but because SBC loans are also often accompanied by collateralization of personal assets and subordinate lien positions, aspects of residential mortgage credit analysis are utilized in the underwriting process.

The Company is externally managed and advised by Waterfall Asset Management, LLC (“Waterfall” or the “Manager”), an investment advisor registered with the United States Securities and Exchange Commission (“SEC”) under the Investment Advisors Act of 1940, as amended.

Sutherland Partners, L.P. (the “operating partnership”) holds substantially all of our assets and conducts substantially all of our business. As of December 31, 2021 and December 31, 2020, the Company owned approximately 99.6% and 97.9% of the operating partnership, respectively. The Company, as sole general partner of the operating partnership, has responsibility and discretion in the management and control of the operating partnership, and the limited partners of the operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the operating partnership. Therefore, the Company consolidates the operating partnership.

Acquisitions

Anworth Mortgage Asset Corporation. On March 19, 2021, the Company completed the acquisition of Anworth Mortgage Asset Corporation (“Anworth”), through a merger of Anworth with and into a wholly-owned subsidiary of the Company, in exchange for approximately 16.8 million shares of the Company’s common stock and approximately $60.6 million in cash (“Anworth Merger”). In accordance with the Agreement and Plan of Merger, dated as of December 6, 2020 (the "Merger Agreement"), by and among the Company, RC Merger Subsidiary, LLC and Anworth, the number of shares of the Company’s common stock issued was based on an exchange ratio of 0.1688 per share plus $0.61 in cash. The total purchase price for the merger of $417.9 million consists of the Company’s common stock issued in exchange for shares of Anworth common stock and cash paid in lieu of fractional shares of the Company’s common stock, which was based on a price of $14.28 of the Company’s common stock on the acquisition date, and $0.61 in cash per share.

In addition, in connection with the Anworth merger, the Company issued 1,919,378 shares of newly designated 8.625% Series B Cumulative Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), 779,743 shares of newly designated 6.25% Series C Cumulative Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”), and 2,010,278 shares of newly designated 7.625% Series D Cumulative Redeemable Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”), in exchange for all shares of Anworth 8.625% Series A Cumulative Preferred Stock, 6.25% Series B Cumulative Convertible Preferred Stock and 7.625% Series C Cumulative Redeemable preferred stock outstanding prior to the effective time of the Anworth Merger. On July 15, 2021, the Company redeemed all of the outstanding Series B and Series D Preferred Stock, in each case at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends up to, but excluding, the redemption date.

Upon the closing of the transaction and after giving effect to the issuance of shares of common stock as consideration in the merger, the Company’s historical stockholders owned approximately 77% of the combined Company’s outstanding common stock, while historical Anworth stockholders owned approximately 23% of the combined Company’s outstanding common stock. Refer to Note 5 for assets acquired and liabilities assumed in the merger.

The acquisition of Anworth increased the Company’s equity capitalization, supported continued growth of the Company’s platform and execution of the Company’s strategy, and provided the Company with improved scale, liquidity and capital alternatives, including additional borrowing capacity. Also, the stockholder base resulting from the acquisition of Anworth enhanced the trading volume and liquidity for our stockholders. In addition, part of our strategy in acquiring Anworth was to manage the liquidation and runoff of certain assets within the Anworth portfolio and repay certain indebtedness on the

Anworth portfolio following the completion of the Anworth Merger, and to redeploy the capital into opportunities in our core SBC strategies and other assets we expect will generate attractive risk-adjusted returns and long-term earnings accretion. Consistent with this strategy, as of December 31, 2021, the Company has liquidated approximately $2.0 billion of assets, primarily consisting of Agency RMBS, and repaid approximately $1.7 billion of indebtedness on the Anworth portfolio.

In addition, concurrently with entering into the Merger Agreement, we, the operating partnership and the Manager entered into the First Amendment to the Amended and Restated Management Agreement (the “Amendment”), pursuant to which, upon the closing of the Anworth Merger, the Manager’s base management fee will be reduced by $1,000,000 per quarter for each of the first full four quarters following the effective time of the Anworth Merger (the “Temporary Fee Reduction”). Other than the Temporary Fee Reduction set forth in the Amendment, the terms of the Management Agreement remain the same.

Red Stone. On July 31, 2021, the Company acquired Red Stone and its affiliates (“Red Stone”), a privately owned real estate finance and investment company that provides innovative financial products and services to multifamily affordable housing, in exchange for an initial purchase price of approximately $63 million paid in cash, retention payments to key executives aggregating $7 million in cash and 128,533 shares of common stock of the Company issued to Red Stone executives under the 2012 Plan. Refer to Note 21 – Redeemable Preferred Stock and Stockholders’ Equity for more information on the 2012 Plan. Additional purchase price payments may be made over the next three years if the Red Stone business achieves certain hurdles. The acquisition of Red Stone supported a significant growth opportunity for the Company by expanding presence in a sector with otherwise low correlation to our assets. Part of the Company’s strategy in acquiring Red Stone include the value of the anticipated synergies arising from the acquisition and the value of the acquired assembled workforce, neither of which qualify for recognition as an intangible asset.

Mosaic. On November 3, 2021, the Company entered into a definitive merger agreement pursuant to which the Company agreed to acquire, in a series of mergers (collectively, the “Mosaic Mergers”), a group of privately held, real estate structured finance opportunities funds, with a focus on construction lending (collectively, the “Mosaic Funds”), managed by MREC Management, LLC. Following the Mosaic Mergers, the Company is expected to have a pro forma equity capital base in excess of $1.8 billion. The acquisition is expected to further expand the Company’s investment portfolio to include a diverse portfolio of construction assets with attractive portfolio yields resulting in a reduced leverage profile.

The combined company will continue to operate under the name “Ready Capital Corporation” and its shares are expected to continue trading on the NYSE under the existing ticker symbol “RC.” Waterfall will continue to manage the combined company.

The Mosaic Mergers are expected to close during the first quarter of 2022, subject to the required approvals by the Company’s stockholders and the holders of interests in each of the Mosaic Funds and other customary closing conditions. There can be no assurances that the Mosaic Mergers will close.

The Company qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with its first taxable year ended December 31, 2011. To maintain its tax status as a REIT, the Company distributes dividends equal to at least 90% of its taxable income in the form of distributions to shareholders.

Note 2. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)—as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.

Note 3. Summary of Significant Accounting Policies

Use of estimates

Preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. These estimates and assumptions are based on the best available information however, actual results could be materially different.

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

Restricted cash

Restricted cash represents cash held by the Company as collateral against its derivatives, borrowings under repurchase agreements, borrowings under credit facilities and other financing agreements with counterparties, construction and mortgage escrows, as well as cash held for remittance on loans serviced for third parties. Restricted cash is not available for general corporate purposes but may be applied against amounts due to counterparties under existing swaps and repurchase agreement borrowings, returned to the Company when the restriction requirements no longer exist or at the maturity of the swap or repurchase agreement.

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

In connection with the Company’s adoption of ASU 2016-13 on January 1, 2020, the Company implemented new processes including the utilization of loan loss forecasting models, updates to the Company’s reserve policy documentation, changes to internal reporting processes and related internal controls. The Company has implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for its loan portfolio. The CECL forecasting methods used by the Company include (i) a probability of default and loss given default method using underlying third-party CMBS/CRE loan databases with historical loan losses and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. The Company might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data.

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

In certain instances, the Company considers relevant loan-specific qualitative factors to certain loans to estimate its CECL expected credit losses. The Company considers loan investments that are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) for which the borrower is experiencing financial difficulty, to be “collateral-dependent” loans. For such loans that the Company determines that foreclosure of the collateral is probable, the Company measures the expected losses based on the difference between the fair value of the collateral (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan as of the measurement date. For collateral-dependent loans that the Company determines foreclosure is not probable, the Company applies a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan.

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

Non-accrual loans. A loan is placed on nonaccrual status when it is probable that principal and interest will not be collected under the original contractual terms. At that time, interest income is no longer accrued. Non-accrual loans consist of loans for which principal or interest has been delinquent for 90 days or more and for which specific reserves are recorded, including purchased credit-deteriorated (“PCD”) loans.

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

In addition, based on issued regulatory guidance provided by federal and state regulatory agencies, a loan modification is not considered a TDR if: (1) made in response to the COVID-19 pandemic; (2) the borrower was current on payments at the time the modification program was implemented; and (3) the modification was short-term (e.g., six months).

Loans, held for sale, at fair value

Loans, held for sale, at fair value are loans that are expected to be sold to third parties in the near term. Interest is recognized as interest income in the consolidated statements of income when earned and deemed collectible. For loans originated through the SBC Lending and Acquisitions and Small Business Lending segments, changes in fair value are recurring and are reported as net unrealized gain (loss) on financial instruments in the consolidated statements of income. For originated SBA loans, the guaranteed portion is held for sale, at fair value. For loans originated by GMFS, changes in fair value are reported as residential mortgage banking activities in the consolidated statements of income.

Paycheck Protection Program loans

Paycheck Protection Program (“PPP”) loans originated in response to the COVID-19 pandemic are further described in Note 20. The Company has elected the fair value option for the loans originated by the Company for the first round of the program. Interest is recognized in the consolidated statements of income as interest income when earned and deemed collectible. Although PPP includes a 100% guarantee from the federal government and principal forgiveness for borrowers if the funds were used for defined purposes, changes in fair value are recurring and are reported as net unrealized gains (losses) on financial instruments in the consolidated statements of income.

The Company’s loan originations in the second round of the program are accounted for as loans, held-for-investment under ASC 310. Loan origination fees and related direct loan origination costs are capitalized into the initial recorded investment in the loan and are deferred over the loan term. The Company recognizes the difference between the initial recorded investment and the principal amount in the loan as interest income using  the effective yield method. The effective yield is determined based on the payment terms required by the loan contract as well as with actual and expected prepayments from loan forgiveness by the federal government.

Mortgage-backed securities, at fair value

The Company accounts for MBS as trading securities and carries them at fair value under ASC 320, Investments-Debt and Equity Securities. Our MBS portfolio is comprised of asset-backed securities collateralized by interest in, or obligations backed by, pools of SBC loans, as well as residential Agency MBS, which are guaranteed by the U.S. government, such as Ginnie Mae, or guaranteed by federally sponsored enterprises, such as Fannie Mae or Freddie Mac.  Purchases and sales of MBS are recorded as of the trade date. Our MBS securities pledged as collateral against borrowings under repurchase agreements are included in mortgage-backed securities, at fair value on our consolidated balance sheets.

MBS are recorded at fair value as determined by market prices provided by independent broker dealers or other independent valuation service providers. The fair values assigned to these investments are based upon available information and may not reflect amounts that may be realized. We generally intend to hold our investment in MBS to generate interest income; however, we have and may continue to sell certain of our investment securities as part of the overall management of our assets and liabilities and operating our business. The fair value adjustments on MBS are reported within net unrealized gain (loss) on financial instruments in the consolidated statements of income.

Loans eligible for repurchase from Ginnie Mae

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the right to repurchase the loan as an asset and liability in its consolidated balance sheets. Such amounts reflect the unpaid principal balance of the loans.

Derivative instruments, at fair value

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments, comprised of credit default swaps (“CDSs”), interest rate swaps, TBA agency securities, FX forwards and interest rate lock commitments (“IRLCs”) as part of our risk management strategy. The Company accounts for derivative instruments under ASC 815, Derivatives and Hedging. All derivatives are reported as either assets or liabilities in the consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings unless hedge accounting is elected. As of December 31, 2021 and 2020, the Company has offset $1.8 million and $5.0 million, respectively, of cash collateral receivable against our gross derivative liability positions. As of December 31, 2021 and 2020, the Company has not offset $9.0 million and $10.5 million, respectively, of cash collateral receivable against our derivative liability positions and included it in restricted cash in the consolidated balance sheets.

Interest rate swap agreements. An interest rate swap is an agreement between two counterparties to exchange periodic interest payments where one party to the contract makes a fixed-rate payment in exchange for a floating-rate payment from the other party. The dollar amount each party pays is an agreed-upon periodic interest rate multiplied by a pre-determined dollar principal (notional amount). No principal (notional amount) is exchanged between the two parties at the trade initiation date and only interest payments are exchanged over the life of the contract. Interest rate swaps are classified as Level 2 in the fair value hierarchy. The fair value adjustments are reported within net unrealized gain (loss) on financial instruments, while the related interest income or interest expense, are reported within net realized gain (loss) on financial instruments in the consolidated statements of income.

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

CDS. CDSs are contracts between two parties, a protection buyer who makes fixed periodic payments, and a protection seller who collects the premium in exchange for making the protection buyer whole in the case of default. The fair value adjustments are reported within net unrealized gain (loss) on financial instruments, while the related interest income or interest expense are reported within net realized gain (loss) on financial instruments in the consolidated statements of income. CDSs are classified as Level 2 in the fair value hierarchy.

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

For qualifying cash flow hedges, the change in the fair value of the derivative (the hedging instrument) is recorded in other comprehensive income (loss) ("OCI") and is reclassified out of OCI and into the consolidated statements of income when the hedged cash flows affect earnings. These amounts are recognized consistent with the classification of the hedged item, primarily interest expense (for hedges of interest rate risk). If the hedge relationship is terminated, then the value of the derivative recorded in accumulated other comprehensive income (loss) ("AOCI") is recognized in earnings when the cash flows that were hedged affect earnings, so long as the forecasted transaction remains probable of occurring.

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

Servicing rights are recognized upon sale of loans, including a securitization of loans accounted for as a sale in accordance with U.S. GAAP, if servicing is retained. For servicing rights, gains related to servicing rights retained is included in net realized gain (loss) in the consolidated statements of income. For residential MSRs, gains on servicing rights retained upon sale of a loan are included in residential mortgage banking activities in the consolidated statements of income.

The Company treats its servicing rights and residential MSRs as two separate classes of servicing assets based on the class of the underlying mortgages and it treats these assets as two separate pools for risk management purposes. Servicing rights relating to the Company’s servicing of loans guaranteed by the SBA under its Section 7(a) loan program and multi-family servicing rights are accounted for under ASC 860, Transfers and Servicing, while the Company’s residential MSRs are accounted for under the fair value option under ASC 825, Financial Instruments. A significant portion of the Company’s multi-family servicing rights are under the Freddie Mac program.

Servicing rights – SBA and multi-family portfolio. SBA and multi-family servicing rights are initially recorded at fair value and subsequently carried at amortized cost. Servicing rights are amortized in proportion to and over the expected service period, or term of the loans, and are evaluated for potential impairment quarterly.

For purposes of testing our servicing rights for impairment, we first determine whether facts and circumstances exist that would suggest the carrying value of the servicing asset is not recoverable. If so, we then compare the net present value of servicing cash flow to its carrying value. The estimated net present value of servicing cash flows is determined using discounted cash flow modeling techniques, which require management to make estimates regarding future net servicing cash flows, taking into consideration historical and forecasted loan prepayment rates, delinquency rates and anticipated maturity defaults. If the carrying value of the servicing rights exceeds the net present value of servicing cash flows, the servicing rights are considered impaired, and an impairment loss is recognized in earnings for the amount by which carrying value exceeds the net present value of servicing cash flows.

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

Servicing rights - Residential (carried at fair value). The Company’s residential MSRs consist of conforming conventional residential loans sold to Fannie Mae and Freddie Mac or loans securitized in Ginnie Mae securities. Government insured loans serviced by the Company are securitized through Ginnie Mae, whereby the Company is insured against loss by the Federal Housing Administration or partially guaranteed against loss by the Department of Veterans Affairs.

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

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of net assets, including identifiable intangible assets, at the acquisition date. Goodwill is assessed for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate a potential impairment exists.

In assessing goodwill for impairment, the Company follows ASC 350, Intangibles- Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill, or we choose not to perform the qualitative assessment, then we compare the fair value of that reporting unit with its carrying value, including goodwill, in a quantitative assessment. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss measured as the excess of the reporting unit’s carrying value, including goodwill, over its fair value. The estimated  fair  value  of  the  reporting  unit  is  derived based  on  valuation  techniques  we  believe  market  participants would  use  for  each  of  the  reporting  units.

The qualitative assessment requires judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, macroeconomic conditions, industry and market conditions and relevant entity specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. As a result of the qualitative assessment, the Company determined that it was more likely than not that the estimated fair value of each of the reporting units exceeded its respective estimated carrying value. Therefore, goodwill for each reporting unit was not impaired and a quantitative test was not required.

Deferred financing costs

Costs incurred in connection with our secured borrowings are accounted for under ASC 340, Other Assets and Deferred Costs. Deferred costs are capitalized and amortized using the effective interest method over the respective financing term with such amortization reflected on our consolidated statements of income as a component of interest expense. Secured Borrowings may include legal, accounting and other related fees. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Pursuant to the adoption of ASU 2015-03, unamortized deferred financing costs related to securitizations and note issuances are presented in the consolidated balance sheets as a direct deduction from the associated liability.

Due from servicers

The loan-servicing activities of the Company’s SBC Lending and Acquisitions segment are performed primarily by third-party servicers. SBA loans originated by and held at RCL are internally serviced. Residential mortgage loans originated by and held at GMFS are both serviced by third-party servicers and internally serviced. The Company’s servicers hold substantially all of the cash owned by the Company related to loan servicing activities. These amounts include principal and interest payments made by borrowers, net of advances and servicing fees. Cash is generally received within thirty days of recording the receivable.

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

Paycheck Protection Program Liquidity Facility borrowings

The Paycheck Protection Program Facility (“PPPLF”) is a government loan facility created to enable the distribution of funds for PPP whereby the Company may receive advances from the Federal Reserve through the PPPLF. Loans are participated with a PPP participant bank in accordance with respective financing agreements, repurchased from such PPP participant bank, and then pledged using PPPLF. The Company accounts for borrowings under the PPPLF under ASC 470, Debt. Interest paid and accrued in connection with PPPLF is recorded as interest expense in the consolidated statements of income.

Securitized debt obligations of consolidated VIEs, net

Since 2011, we have engaged in several securitization transactions, which the Company accounts for under ASC 810. Securitization involves transferring assets to a special purpose entity or securitization trust, which typically qualifies as a VIE. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE. The consolidation of the VIE includes the VIE’s issuance of senior securities to third parties, which are shown as securitized debt obligations of consolidated VIEs in the consolidated balance sheets.

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

Contingent consideration

Contingent consideration is a liability recognized in relation to the Red Stone acquisition during 2021. The fair value of this liability is dependent on the probability of the acquiree achieving certain financial performance targets using earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a metric. Contingent consideration is classified as level 3 in the fair value hierarchy with fair value adjustments reported within other income (loss) in the consolidated statements of income. The increase in value during 2021 was due to higher projected EBITDA at the measurement date.

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

We have elected the fair value option for certain loans held-for-sale originated by the Company that we intend to sell in the near term. The fair value elections for loans, held for sale, at fair value originated by the Company were made due to the short-term nature of these instruments. This includes loans originated in round one of the PPP, loans held-for-sale originated by GMFS that the Company intends to sell in the near term and residential MSR.

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

All of the Company’s unvested RSUs, unvested RSAs and preferred stock contain rights to receive non-forfeitable dividends and, thus, are participating securities. Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities.

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

We provide for exposure in connection with uncertain tax positions, which requires significant judgment by management including determination, based on the weight of the tax law and available evidence, that it is more-likely-than-not that a tax result will be realized. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense on our consolidated statements of income. As of the date of the consolidated balance sheets, we accrued no taxes, interest or penalties related to uncertain tax positions. In addition, we do not anticipate a change in this position in the next 12 months.

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

Most of the Company’s revenue streams, such as revenue associated with financial instruments, including interest income, realized or unrealized gains on financial instruments, loan servicing fees, loan origination fees, among other revenue streams, follow specific revenue recognition criteria and therefore, the guidance referenced above does not have a material impact on our consolidated financial statements. In addition, revisions to existing accounting rules regarding the determination of whether a company is acting as a principal or agent in an arrangement and accounting for sales of nonfinancial assets where the seller has continuing involvement, did not materially impact the Company. A further description of the revenue recognition criteria is outlined below.

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

The Company has not adopted any of the optional expedients or exceptions through December 31, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions.
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

Note 5. Business Combinations

On March 19, 2021, the Company completed a merger agreement with Anworth, a specialty finance company that focused primarily on residential mortgage-backed securities and loans that are either rated “investment grade” or are guaranteed by federally sponsored enterprises. See Note 1 for more information about the Anworth Merger. The consideration transferred was allocated to the assets acquired and liabilities assumed based on their respective fair values.  The methodologies used and key assumptions made to estimate the fair value of the assets acquired and liabilities assumed are primarily based on future cash flows and discount rates.

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

The table below illustrates the aggregate consideration transferred, net assets acquired, and the related goodwill.

(in thousands, except per share data)
Fair value of net assets acquired		$410,526

Anworth shares outstanding at March 19, 2021		99,374
Exchange ratio	x	0.1688
Shares issued		16,774
Market price as of March 19, 2021		$14.28
Consideration transferred based on value of common shares issued		$239,537

Cash paid per share		$0.61
Cash paid based on outstanding Anworth shares		$60,626

Preferred Stock, Series B Issued		1,919,378
Market price as of March 19, 2021		$25.00
Consideration transferred based on value of Preferred Stock, Series B issued		$47,984

Preferred Stock, Series C Issued		779,743
Market price as of March 19, 2021		$25.00
Consideration transferred based on value of Preferred Stock, Series C issued		$19,494

Preferred Stock, Series D Issued		2,010,278
Market price as of March 19, 2021		$25.00
Consideration transferred based on value of Preferred Stock, Series D shares issued		$50,257

Total consideration transferred		$417,898

Goodwill		$7,372

On July 31, 2021, the Company acquired Red Stone, a privately owned real estate finance and investment company that provides innovative financial products and services to multifamily affordable housing. See Note 1 for more information about the Red Stone acquisition. The consideration transferred was allocated to the assets acquired and liabilities assumed based on their respective fair values.  The methodologies used and key assumptions made to estimate the fair value of the assets acquired and liabilities assumed are primarily based on future cash flows and discount rates.

The table below summarizes the fair value of assets acquired and liabilities assumed from the acquisition.

(in thousands)	July 31, 2021
Assets
Cash and cash equivalents	$1,553
Restricted cash	6,994
Investment in unconsolidated joint ventures	20,793
Servicing rights	30,503
Other assets:
Intangible Assets	9,300
Other	1,330
Total assets acquired	$70,473
Liabilities
Accounts payable and other accrued liabilities	7,965
Total liabilities assumed	$7,965
Net assets acquired	$62,508

The table below illustrates the aggregate consideration transferred, net assets acquired, and the related goodwill.

(In thousands, except per share data)
Fair value of net assets acquired	$62,508

Cash paid	63,000
Contingent consideration	12,400
Total consideration transferred	$75,400

Goodwill	$12,892

In a business combination, the initial allocation of the purchase price is considered preliminary and therefore, is subject to change until the end of the measurement period. The final determination must occur within one year of the acquisition date. Because the measurement period is still open, certain fair value estimates may change once all information necessary to make a final fair value assessment has been received. As of December 31, 2021, the goodwill recorded in connection with the Anworth Merger and Red Stone acquisition have been allocated to the SBC Lending and Acquisitions segment.

The following pro-forma income and earnings (unaudited) of the combined company are presented as if the Anworth Merger had occurred on January 1, 2021 and January 1, 2020.

(in thousands)	For the year ended December 31, 2021	For the year ended December 31, 2020
Selected Financial Data
Interest income	$415,245	$341,733
Interest expense	(217,089)	(220,370)
Provision for loan losses	(8,049)	(35,394)
Non-interest income	322,477	399,075
Non-interest expense	(318,391)	(570,884)
Income before provision for income taxes	$194,193	$(85,840)
Income tax expense	(29,083)	(8,385)
Net income	$165,110	$(94,225)

Non-recurring pro-forma transaction costs directly attributable to the Anworth Merger were $7.8 million for the year ended December 31, 2021 and have been deducted from the non-interest expense amount above. These costs included legal, accounting, valuation, and other professional or consulting fees directly attributable to the merger. Such costs for the three months ended December 31, 2021 were not material.

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

Note 6. Loans and allowance for credit losses

The accounting for a loan depends on management’s strategy for the loan, and on whether the loan was credit-deteriorated at the date of acquisition. The Company accounts for loans based on the following loan program categories:

●	Originated or purchased loans held-for-investment– originated transitional loans, originated conventional SBC and SBA loans, or acquired loans with no signs of credit deterioration at the time of purchase
●	Loans, held at fair value – certain originated conventional SBC loans for which the Company has elected the fair value option
●	Loans, held-for-sale, at fair value – originated or acquired loans with the intention to sell in the near term
●	Paycheck Protection Program loans, held at fair value – SBA loans originated in round 1 of the PPP program for which the Company has elected the fair value option
●	Paycheck Protection Program loans, held for investment – SBA loans originated in round 2 of the PPP program

Loan portfolio

The table below summarizes the classification, UPB, and carrying value of loans held by the Company including loans of consolidated VIEs.

	December 31, 2021		December 31, 2020
(in thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Originated Transitional loans	$1,693,471	$1,705,037	$530,671	$535,963
Originated SBA 7(a) loans	351,664	361,392	310,537	314,938
Acquired SBA 7(a) loans	152,327	158,016	201,066	210,115
Originated SBC loans	266,026	259,786	173,190	167,470
Acquired loans	471,842	480,088	351,381	352,546
Originated SBC loans, at fair value	10,766	10,956	13,795	14,088
Originated Residential Agency loans	2,566	2,566	3,208	3,208
Total Loans, before allowance for loan losses	$2,948,662	$2,977,841	$1,583,848	$1,598,328
Allowance for loan losses	$(33,216)	$—	$(33,224)	$—
Total Loans, net	$2,915,446	$2,977,841	$1,550,624	$1,598,328
Loans in consolidated VIEs
Originated SBC loans	$718,201	$715,842	$892,316	$887,917
Originated Transitional loans	2,693,186	2,717,487	785,653	789,750
Acquired loans	594,274	593,649	697,567	701,133
Originated SBA 7(a) loans	55,580	58,792	68,625	72,451
Acquired SBA 7(a) loans	32,768	39,812	42,154	52,456
Total Loans, in consolidated VIEs, before allowance for loan losses	$4,094,009	$4,125,582	$2,486,315	$2,503,707
Allowance for loan losses on loans in consolidated VIEs	$(12,161)	$—	$(13,508)	$—
Total Loans, net, in consolidated VIEs	$4,081,848	$4,125,582	$2,472,807	$2,503,707
Loans, held for sale, at fair value
Originated Residential Agency loans	$235,925	$231,196	$260,447	$249,852
Originated Freddie Mac loans	42,384	41,864	51,248	50,408
Originated SBC loans	101,172	100,655	17,850	17,850
Originated SBA 7(a) loans	42,761	38,966	10,232	9,436
Acquired loans	130,693	128,079	511	499
Total Loans, held for sale, at fair value	$552,935	$540,760	$340,288	$328,045
Total Loans, net and Loans, held for sale, at fair value	$7,550,229	$7,644,183	$4,363,719	$4,430,080
Paycheck Protection Program loans
Paycheck Protection Program loans, held-for-investment	$867,109	$927,766	$—	$—
Paycheck Protection Program loans, held at fair value	3,243	3,243	74,931	74,931
Total Paycheck Protection Program loans	$870,352	$931,009	$74,931	$74,931
Total Loan portfolio	$8,420,581	$8,575,192	$4,438,650	$4,505,011

Loan vintage and credit quality indicators

The Company monitors the credit quality of its loan portfolio based on primary credit quality indicators, such as delinquency rates. Loans that are 30 days or more past due, provide an indication of the borrower’s capacity and willingness to meet its financial obligations. In the tables below, Total Loans, net includes Loans, net in consolidated VIEs and a specific allowance for loan losses of $17.3 million and $17.2 million as of December 31, 2021 and 2020, respectively.

The tables below summarizes the classification, UPB and carrying value of loans by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2021	2020	2019	2018	2017	Pre 2017	Total
December 31, 2021
Originated Transitional loans	$4,422,524	$3,339,437	$420,486	$424,118	$192,901	$—	$5,340	$4,382,282
Originated SBC loans	975,628	142,947	58,651	394,648	163,912	98,123	121,752	980,033
Acquired loans	1,073,737	126,803	80,705	50,720	44,530	26,194	733,996	1,062,948
Originated SBA 7(a) loans	420,184	91,991	44,878	91,208	108,631	48,771	18,779	404,258
Acquired SBA 7(a) loans	197,828	39	77	13,730	13,605	261	154,842	182,554
Originated SBC loans, at fair value	10,956	—	—	—	—	—	10,766	10,766
Originated Residential Agency loans	2,566	1,414	492	468	—	—	192	2,566
Total Loans, before general allowance for loan losses	$7,103,423	$3,702,631	$605,289	$974,892	$523,579	$173,349	$1,045,667	$7,025,407
General allowance for loan losses								$(28,113)
Total Loans, net								$6,997,294
	UPB	2020	2019	2018	2017	2016	Pre 2016	Total
December 31, 2020
Originated Transitional loans	$1,325,713	$385,183	$583,593	$306,971	$23,783	$16,794	$—	$1,316,324
Originated SBC loans	1,055,387	66,715	486,033	237,313	110,354	45,382	113,508	1,059,305
Acquired loans	1,053,679	21,414	40,572	42,167	38,649	19,533	883,774	1,046,109
Originated SBA 7(a) loans	387,389	47,939	98,568	133,812	68,375	22,056	4,041	374,791
Acquired SBA 7(a) loans	262,571	139	19,658	14,636	283	19	204,703	239,438
Originated SBC loans, at fair value	14,088	—	—	—	1,598	6,442	5,755	13,795
Originated Residential Agency loans	3,208	1,571	645	705	—	88	199	3,208
Total Loans, before general allowance for loan losses	$4,102,035	$522,961	$1,229,069	$735,604	$243,042	$110,314	$1,211,980	$4,052,970
General allowance for loan losses								$(29,539)
Total Loans, net								$4,023,431

The table below presents delinquency information on loans, net by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2021	2020	2019	2018	2017	Pre 2017	Total
December 31, 2021
Current and less than 30 days past due	$6,901,474	$3,666,020	$596,289	$953,269	$473,798	$167,629	$984,680	$6,841,685
30 - 59 days past due	73,836	35,549	352	18,393	3,714	228	14,601	72,837
60+ days past due	128,113	1,062	8,648	3,230	46,067	5,492	46,386	110,885
Total Loans, before general allowance for loan losses	$7,103,423	$3,702,631	$605,289	$974,892	$523,579	$173,349	$1,045,667	$7,025,407
General allowance for loan losses								$(28,113)
Total Loans, net								$6,997,294
		Carrying Value by Year of Origination
	UPB	2020	2019	2018	2017	2016	Pre 2016	Total
December 31, 2020
Current and less than 30 days past due	$3,904,294	$516,474	$1,221,227	$707,068	$203,331	$100,003	$1,125,100	$3,873,203
30 - 59 days past due	38,836	5,812	5,191	15,097	401	2	11,933	38,436
60+ days past due	158,905	675	2,651	13,439	39,310	10,309	74,947	141,331
Total Loans, before general allowance for loan losses	$4,102,035	$522,961	$1,229,069	$735,604	$243,042	$110,314	$1,211,980	$4,052,970
General allowance for loan losses								$(29,539)
Total Loans, net								$4,023,431

The table below presents delinquency information on loans, net by portfolio.

(in thousands)	Current	30-59 days past due	60+ days past due	Total	Non-Accrual Loans	90+ days past due and Accruing
December 31, 2021
Originated Transitional loans	$4,289,571	$52,997	$39,714	$4,382,282	$30,038	$—
Originated SBC loans	944,803	—	35,230	980,033	27,125	—
Acquired loans	1,018,805	13,099	31,044	1,062,948	25,803	—
Originated SBA 7(a) loans	397,554	5,309	1,395	404,258	10,822	—
Acquired SBA 7(a) loans	179,039	1,432	2,083	182,554	4,297	—
Originated SBC loans, at fair value	10,766	—	—	10,766	—	—
Originated Residential Agency loans	1,147	—	1,419	2,566	1,418	—
Total Loans, before general allowance for loan losses	$6,841,685	$72,837	$110,885	$7,025,407	$99,503	$—
General allowance for loan losses				$(28,113)
Total Loans, net				$6,997,294
Percentage of loans outstanding	97.4%	1.0%	1.6%	100%	1.4%	0.0%
December 31, 2020
Originated Transitional loans	$1,278,829	$17,713	$19,782	$1,316,324	$19,416	$—
Originated SBC loans	1,003,628	6,591	49,086	1,059,305	37,635	—
Acquired loans	978,346	7,729	60,034	1,046,109	57,020	—
Originated SBA 7(a) loans	369,416	1,741	3,634	374,791	8,668	—
Acquired SBA 7(a) loans	228,651	4,008	6,779	239,438	9,001	—
Originated SBC loans, at fair value	13,795	—	—	13,795	—	—
Originated Residential Agency loans	538	654	2,016	3,208	2,418	—
Total Loans, before general allowance for loan losses	$3,873,203	$38,436	$141,331	$4,052,970	$134,158	$—
General allowance for loan losses				$(29,539)
Total Loans, net				$4,023,431
Percentage of loans outstanding	95.6%	0.9%	3.5%	100%	3.3%	0.0%

In addition to delinquency rates, the current estimated LTV ratio, geographic distribution of the loan collateral and collateral concentration are primary credit quality indicators that provide insight into a borrower’s capacity and willingness to meet its financial obligation. High LTV loans tend to have higher delinquency rates than loans where the borrower has equity in the collateral. The geographic distribution of the loan collateral considers factors such as the regional economy, property price changes and specific events such as natural disasters, which will affect credit quality. The collateral concentration of the loan portfolio considers factors or events may have a more pronounced impact on certain sectors or property types.

The table below presents quantitative information on the credit quality of loans, net.

	Loan-to-Value (1)
(in thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
December 31, 2021
Originated Transitional loans	$782	$109,954	$330,935	$3,294,838	$628,489	$17,284	$4,382,282
Originated SBC loans	416	27,976	311,758	613,021	16,217	10,645	980,033
Acquired loans	234,677	305,414	271,862	224,246	14,182	12,567	1,062,948
Originated SBA 7(a) loans	1,222	10,780	49,750	159,246	56,174	127,086	404,258
Acquired SBA 7(a) loans	5,997	31,163	69,364	38,704	25,214	12,112	182,554
Originated SBC loans, at fair value	—	5,817	—	4,949	—	—	10,766
Originated Residential Agency loans	—	—	386	961	1,219	—	2,566
Total Loans, before general allowance for loan losses	$243,094	$491,104	$1,034,055	$4,335,965	$741,495	$179,694	$7,025,407
General allowance for loan losses							$(28,113)
Total Loans, net							$6,997,294
Percentage of loans outstanding	3.5%	7.0%	14.7%	61.7%	10.5%	2.6%
December 31, 2020
Originated Transitional loans	$5,485	$7,205	$251,112	$891,895	$157,900	$2,727	$1,316,324
Originated SBC loans	5,372	77,963	455,067	515,023	—	5,880	1,059,305
Acquired loans	266,345	385,579	228,262	113,023	40,838	12,062	1,046,109
Originated SBA 7(a) loans	1,203	15,013	51,133	147,020	61,297	99,125	374,791
Acquired SBA 7(a) loans	7,523	39,086	89,644	54,007	28,332	20,846	239,438
Originated SBC loans, at fair value	—	7,354	—	6,441	—	—	13,795
Originated Residential Agency loans	—	—	88	1,236	1,552	332	3,208
Total Loans, before general allowance for loan losses	$285,928	$532,200	$1,075,306	$1,728,645	$289,919	$140,972	$4,052,970
General allowance for loan losses							$(29,539)
Total Loans, net							$4,023,431
Percentage of loans outstanding	7.1%	13.0%	26.5%	42.7%	7.2%	3.5%
(1) Loan-to-value is calculated using carrying amount as a percentage of current collateral value

The table below presents geographic concentration of loans, net, secured by real estate.

Geographic Concentration (% of Unpaid Principal Balance)	December 31, 2021	December 31, 2020
Texas	19.2%	14.2%
California	14.3	18.1
Arizona	7.4	2.8
New York	7.3	9.8
Georgia	7.0	4.9
Florida	6.7	7.8
Illinois	4.3	5.2
North Carolina	2.6	3.1
Washington	2.1	3.1
Colorado	1.9	2.8
Other	27.2	28.2
Total	100.0%	100.0%

The table below presents the collateral type concentration of loans, net.

Collateral Concentration (% of Unpaid Principal Balance)	December 31, 2021	December 31, 2020
Multi-family	54.4%	23.8%
Retail	10.2	17.3
SBA	8.7	17.4
Office	8.2	13.1
Mixed Use	7.1	12.9
Industrial	6.4	7.1
Lodging/Residential	1.8	3.2
Other	3.2	5.2
Total	100.0%	100.0%

The table below presents the collateral type concentration of SBA loans within loans, net.

Collateral Concentration (% of Unpaid Principal Balance)	December 31, 2021	December 31, 2020
Lodging	17.0%	17.2%
Offices of Physicians	10.9	12.0
Child Day Care Services	7.4	7.2
Eating Places	5.0	5.3
Gasoline Service Stations	3.7	3.4
Veterinarians	2.4	3.3
Funeral Service & Crematories	1.9	1.8
Grocery Stores	1.8	1.7
Car washes	1.4	1.4
Couriers	1.3	1.0
Other	47.2	45.7
Total	100.0%	100.0%

Allowance for credit losses

The allowance for credit losses consists of the allowance for losses on loans and lending commitments accounted for at amortized cost. Such loans and lending commitments are reviewed quarterly considering credit quality indicators, including probable and historical losses, collateral values, LTV ratios, and economic conditions.

The table below presents the allowance for loan losses by loan product and impairment methodology.

(in thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
December 31, 2021
General	$2,666	$15,841	$2,953	$543	$6,110	$28,113
Specific	4,194	4,375	3,168	2,541	2,986	17,264
Ending balance	$6,860	$20,216	$6,121	$3,084	$9,096	$45,377
December 31, 2020
General	$2,640	$14,995	$5,457	$767	$5,680	$29,539
Specific	6,200	—	2,840	3,782	4,371	17,193
Ending balance	$8,840	$14,995	$8,297	$4,549	$10,051	$46,732

The table below present a summary of the changes in the allowance for loan losses.

(in thousands)	Originated SBC loans	Originated Transitional loans	Acquired loans	Acquired SBA 7(a) loans	Originated SBA 7(a) loans	Total Allowance for loan losses
Year Ended December 31, 2021
Beginning balance	$8,840	$14,995	$8,297	$4,549	$10,051	$46,732
Provision for (recoveries of) loan losses	(480)	9,971	(1,426)	(555)	1,217	8,727
Charge-offs and sales	(1,311)	(4,300)	(26)	(949)	(2,179)	(8,765)
Recoveries	(189)	(450)	(724)	39	7	(1,317)
Ending balance	$6,860	$20,216	$6,121	$3,084	$9,096	$45,377
Year Ended December 31, 2020
Beginning balance	$304	$188	$3,054	$2,114	$1,781	$7,441
Cumulative -effect adjustment upon adoption of ASU 2016-13	2,400	1,906	1,878	3,562	1,379	11,125
Provision for (recoveries of) loan losses	6,335	16,247	3,502	141	7,560	33,785
Charge-offs and sales	(199)	(3,346)	(137)	(1,396)	(717)	(5,795)
Recoveries	—	—	—	128	48	176
Ending balance	$8,840	$14,995	$8,297	$4,549	$10,051	$46,732

The table above excludes $0.3 million and $0.9 million of provision for loan losses on unfunded lending commitments as of December 31, 2021 and 2020, respectively. Refer to Note 3 – Summary of Significant Accounting Policies for more information on our accounting policies, methodologies and judgment applied to determine the allowance for loan losses and lending commitments.

Non-accrual loans

A loan is placed on nonaccrual status when it is probable that principal and interest will not be collected under the original contractual terms. At that time, interest income is no longer accrued.

The table below presents information on non-accrual loans.

(in thousands)	December 31, 2021	December 31, 2020
Non-accrual loans
With an allowance	$71,645	$75,862
Without an allowance	27,858	58,296
Total recorded carrying value of non-accrual loans	$99,503	$134,158
Allowance for loan losses related to non-accrual loans	$(17,264)	$(17,367)
Unpaid principal balance of non-accrual loans	$119,554	$158,471
Interest income on non-accrual loans for the year ended	$1,364	$3,212

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

The table below presents details on TDR loans by type.

	December 31, 2021			December 31, 2020
(in thousands)	SBC	SBA	Total	SBC	SBA	Total
Carrying value of modified loans classified as TDRs:
On accrual status	$284	$8,242	$8,526	$307	$6,888	$7,195
On non-accrual status	11,220	11,409	22,629	7,020	11,044	18,064
Total carrying value of modified loans classified as TDRs	$11,504	$19,651	$31,155	$7,327	$17,932	$25,259
Allowance for loan losses on loans classified as TDRs	$46	$2,626	$2,672	$17	$3,323	$3,340

The table below presents TDR loan activity and the financial effects of these modifications by type.

	Year Ended December 31, 2021			Year Ended December 31, 2020
(in thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	2	29	31	5	28	33
Pre-modification recorded balance (a)	$8,660	$9,547	$18,207	$10,963	$8,420	$19,383
Post-modification recorded balance (a)	$8,660	$9,024	$17,684	$10,963	$8,455	$19,418

Number of loans that remain in default (b)	2	7	9	3	4	7
Balance of loans that remain in default (b)	$8,660	$1,532	$10,192	$5,285	$302	$5,587

Concession granted (a):
Term extension	$—	$7,616	$7,616	$—	$7,020	$7,020
Interest rate reduction	—		—	—	—	—
Principal reduction	—		—	—	—	—
Foreclosure	8,660	86	8,746	5,285	302	5,587
Total	$8,660	$7,702	$16,362	$5,285	$7,322	$12,607
(a) Represents carrying value.

(b) Represents carrying values of the TDRs that occurred during the respective periods ended and remained in default as of the current period ended. Generally, all loans modified in a TDR are placed or remain on non-accrual status at the time of the restructuring. However, certain accruing loans modified in a TDR that are current at the time of restructuring may remain on accrual status if payment in full under the restructured terms is expected.  For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

The remaining elements of the Company’s modification programs are generally considered insignificant and do not have a material impact on financial results. For loans that the Company determines foreclosure of the collateral is probable, expected losses are measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. As of December 31, 2021 and 2020, the Company’s total carrying amount of loans in the foreclosure process was $2.3 million and $2.2 million, respectively

PCD loans

The Company did not acquire any PCD loans as of the years ended December 2021 and 2020.

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

Valuation techniques of Level 3 investments vary by instrument type, but are generally based on an income, market or cost-based approach. The income approach predominantly considers discounted cash flows which is the measure of expected future cash flows in a default scenario, implied by the value of the underlying collateral, where applicable, and current performance whereas the market-based approach predominantly considers pull-through rates, industry multiples and the unpaid principal balance. Fair value measurements of loans are sensitive to changes in assumptions regarding prepayments, probability of default, loss severity in the event of default, forecasts of home prices, and significant activity or developments in the real estate market. Fair value measurements of residential MSRs are sensitive to changes in assumptions regarding prepayments, discount rates, and cost of servicing. Fair value measurements of derivative instruments, specifically IRLC’s, are sensitive to changes in assumptions related to origination pull-through rates, servicing fee multiples, and percentages of unpaid principal balances. Origination pull-through rates are also dependent on factors such as market interest rates, type of origination, length of lock, purpose of the loan (purchase or refinance), type of loan (fixed or variable), and the processing status of the loan. In addition, the fair value of the acquired contingent consideration was determined using a Monte Carlo simulation model which considers various potential results based on Level 3 inputs, including management’s latest estimates of future operating results. Fair value measurements of the contingent consideration liability, are sensitive to changes in assumptions related to earnings before tax (“EBT”), discount rate and risk-free rate of return.

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

The table presents financial instruments carried at fair value on a recurring basis.

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2021
Assets:
Loans, held for sale, at fair value	$—	$321,070	$231,865	$552,935
Loans, net, at fair value	—	—	10,766	10,766
Paycheck Protection Program loans	—	—	3,243	3,243
MBS, at fair value	—	97,915	1,581	99,496
Derivative instruments, at fair value	—	4,683	2,339	7,022
Residential MSRs, at fair value	—	—	120,142	120,142
Investment in unconsolidated joint ventures	—	—	8,894	8,894
Total assets	$—	$423,668	$378,830	$802,498

Liabilities:
Derivative instruments, at fair value	$—	$410	$—	$410
Contingent consideration	—	—	16,400	16,400
Total liabilities	$—	$410	$16,400	$16,810
December 31, 2020
Assets:
Loans, held for sale, at fair value	$—	$340,288	$—	$340,288
Loans, net, at fair value	—	—	13,795	13,795
Paycheck Protection Program loans	—	—	74,931	74,931
MBS, at fair value	—	62,880	25,131	88,011
Derivative instruments, at fair value	—	—	16,363	16,363
Residential MSRs, at fair value	—	—	76,840	76,840
Total assets	$—	$403,168	$207,060	$610,228

Liabilities:
Derivative instruments, at fair value	$—	$11,604	$—	$11,604
Total liabilities	$—	$11,604	$—	$11,604

The table below presents the valuation techniques and significant unobservable inputs used to value Level 3 financial instruments, using third party information without adjustment.

(in thousands)	Fair Value	Predominant Valuation Technique (a)	Unobservable Input	Range	Weighted Average
December 31, 2021
Residential MSRs, at fair value	$120,142	Income Approach	Forward prepayment rate | Forward Default Rate | Discount rate | Servicing expense	(b)	(b)
Derivative instruments, at fair value	$2,339	Market Approach	Origination pull-through rate | Servicing Fee Multiple | Percentage of unpaid principal balance	63.0 - 100% | 0.4 - 5.2% | 0.1 - 3.1%	86.7% | 4.1% | 1.3%
Investment in unconsolidated joint ventures	$8,894	Income Approach	Discount rate	9.0%	9.0%
Contingent consideration	$(16,400)	Monte Carlo Simulation Model	EBT volatility | Risk-free rate of return | EBT discount rate | Liability discount rate	25.0% | 0.4% | 17.6% | 3.8%	25.0% | 0.4% | 17.6% | 3.8%
December 31, 2020
Residential MSRs, at fair value	$76,840	Income Approach	Discount rate	(b)	(b)
Derivative instruments, at fair value	$16,363	Market Approach	Origination pull-through rate | Servicing Fee Multiple | Percentage of unpaid principal balance	47.6 - 100% | 0.5 - 12.8% | 0.1 - 2.9%	84.1% | 3.6% | 1.1%
(a)	Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class.
(b)	Refer to Note 9 - Servicing Rights for more information on residential MSRs unobservable inputs.

Included within Level 3 assets of $378.8 million as of December 31, 2021 and $207.1 million as of December 30, 2020, is $247.5 million and $113.9 million of quoted or transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value, respectively.

The tables below present a summary of changes in fair value for Level 3 assets and liabilities.

(in thousands)	MBS	Derivatives	Loans, net	Loans, held for sale, at fair value	PPP loans	Residential MSRs	Investment in unconsolidated joint ventures	Contingent Consideration	Total
Year Ended December 31, 2021
Beginning Balance	$25,131	$16,363	$13,795	$—	$74,931	$76,840	$—	$—	$207,060
Purchases or Originations	—	—	—	283,054	3,866	—	9,197	(12,400)	283,717
Additions due to loans sold, servicing retained	—	—	—	—	—	46,286	—	—	46,286
Sales / Principal payments	(92)	—	(3,201)	(68,001)	(75,554)	(19,904)	—	—	(166,752)
Realized gains, net	—	—	7	(1,635)	—	—	—	—	(1,628)
Unrealized gains (losses), net	1,253	(14,024)	165	86	—	16,920	(303)	(4,000)	97
Accreted discount, net	59	—	—	—	—	—	—	—	59
Transfer to (from) Level 3	(24,770)	—	—	18,361	—	—	—	—	(6,409)
Ending Balance	$1,581	$2,339	$10,766	$231,865	$3,243	$120,142	$8,894	$(16,400)	$362,430
Unrealized gains (losses), net on assets/liabilities	$154	$2,339	$(190)	$3,133	$—	$(30,289)	$(303)	$(4,000)	$(29,156)

Year Ended December 31, 2020
Beginning Balance	$460	$2,814	$20,212	$—	$—	$91,174	$—	$—	$114,660
Originations	12,640	—	—	—	106,704	—	—	—	119,344
Additions due to loans sold, servicing retained	—	—	—	—	—	43,701	—	—	43,701
Sales / Principal payments	(13)	—	(5,649)	—	(31,786)	(20,777)	—	—	(58,225)
Realized gains, net	—	—	350	—	—	—	—	—	350
Unrealized gains (losses), net	(348)	13,549	(1,118)	—	13	(37,258)	—	—	(25,162)
Accreted discount, net	12	—	—	—	—	—	—	—	12
Transfer to (from) Level 3	12,380	—	—	—	—	—	—	—	12,380
Ending Balance	$25,131	$16,363	$13,795	$—	$74,931	$76,840	$—	$—	$207,060
Unrealized gains (losses), net on assets/liabilities	$602	$16,363	$(293)	$—	$—	$(47,209)	$—	$—	$(30,537)

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

Financial instruments not carried at fair value

The table below presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value and are classified as Level 3.

	December 31, 2021		December 31, 2020
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Loans, net	$6,986,528	$7,112,282	$4,009,636	$4,103,200
Paycheck Protection Program loans	867,109	927,766	—	—
Purchased future receivables, net	7,872	7,872	17,308	17,308
Servicing rights	84,457	89,470	37,823	47,567
Total assets	$7,945,966	$8,137,390	$4,064,767	$4,168,075
Liabilities:
Secured borrowings	$2,517,600	$2,517,600	$1,294,243	$1,294,243
Paycheck Protection Program Liquidity Facility borrowings	941,505	941,505	76,276	76,276
Securitized debt obligations of consolidated VIEs, net	3,214,303	3,238,155	1,905,749	1,907,541
Senior secured note, net	342,035	338,990	179,659	188,114
Guaranteed loan financing	345,217	366,887	401,705	426,348
Convertible notes, net	113,247	118,922	112,129	68,186
Corporate debt, net	441,817	457,741	150,989	151,209
Total liabilities	$7,915,724	$7,979,800	$4,120,750	$4,111,917

Other assets of $45.6 million as of December 31, 2021 and $23.8 million as of December 31, 2020, are not carried at fair value and include due from servicers and accrued interest, which are presented in Note 19 – Other Assets and Other Liabilities. Receivables from third parties of $29.3 million as of December 31, 2021 and $1.2 million as of December 31, 2020, are not carried at fair value but generally approximates fair value and are classified as Level 3. Accounts payable and other accrued liabilities of $27.5 million as of December 31, 2021 and $23.8 million as of December 31, 2020, are not carried at fair value and include payables to related parties and accrued interest payable which are included in Note 19. For these instruments, carrying value generally approximates fair value and are classified as Level 3.

Note 8. Mortgage backed securities

The table below presents information about the mortgage backed securities portfolio, which is classified as trading securities and carried at fair value.

		Weighted
	Weighted	Average				Gross	Gross
	Average	Interest	Principal	Amortized		Unrealized	Unrealized
(in thousands)	Maturity (a)	Rate (a)	Balance	Cost	Fair Value	Gains	Losses
December 31, 2021
Freddie Mac Loans	12/2037	3.7%	$103,928	$46,828	$52,088	$5,260	$—
Commercial Loans	01/2051	4.5	70,498	38,661	34,347	795	(5,109)
Residential	08/2045	3.7	13,675	10,370	13,061	2,691	—
Total MBS, at fair value	12/2044	4.1%	$188,101	$95,859	$99,496	$8,746	$(5,109)
December 31, 2020
Freddie Mac Loans	01/2037	3.7%	$139,408	$52,320	$53,509	$1,880	$(691)
Commercial Loans	11/2050	4.5	73,074	39,224	34,411	226	(5,039)
Tax Liens	09/2026	6.0	92	92	91	—	(1)
Total MBS, at fair value	10/2041	4.1%	$212,574	$91,636	$88,011	$2,106	$(5,731)
(a)	Weighted based on current principal balance

The table below presents information about the maturity of the mortgage backed securities portfolio.

	Weighted Average	Principal	Amortized
(in thousands)	Interest Rate (a)	Balance	Cost	Fair Value
December 31, 2021
After five years through ten years	—%	$—	$—	$—
After ten years	4.1	188,101	95,859	99,496
Total Mortgage backed securities, at fair value	4.1%	$188,101	$95,859	$99,496
December 31, 2020
After five years through ten years	6.0%	$92	$92	$91
After ten years	2.8	212,482	91,544	87,920
Total Mortgage backed securities, at fair value	4.1%	$212,574	$91,636	$88,011

(a)	Weighted based on current principal balance

Note 9. Servicing rights

The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The Company’s servicing fees are specified by pooling and servicing agreements.

The table below presents information about servicing rights.

	Year Ended December 31,
(in thousands)	2021	2020
SBA servicing rights, at amortized cost
Beginning net carrying amount	$18,764	$17,660
Additions due to loans sold, servicing retained	8,572	4,153
Amortization	(4,021)	(3,555)
Impairment (recovery)	(1,158)	506
Ending net carrying amount	$22,157	$18,764
Multi-family servicing rights, at amortized cost
Beginning net carrying amount	$19,059	$13,135
Additions due to loans sold, servicing retained	18,147	8,850
Acquisitions	30,503	—
Amortization	(5,409)	(2,926)
Ending net carrying amount	$62,300	$19,059
Total servicing rights, at amortized cost	$84,457	$37,823
Residential MSRs, at fair value
Beginning net carrying amount	$76,840	$91,174
Additions due to loans sold, servicing retained	46,286	43,701
Loan pay-offs	(19,904)	(20,777)
Unrealized gains (losses)	16,920	(37,258)
Ending fair value amount	$120,142	$76,840
Total servicing rights	$204,599	$114,663

Servicing rights – SBA and multi-family portfolio. The Company’s SBA and multi-family servicing rights are carried at amortized cost and evaluated quarterly for impairment. The Company estimates the fair value of these servicing rights by using a combination of internal models and data provided by third-party valuation experts. The assumptions used in our internal models include forward prepayment rates, forward default rates, discount rates, and servicing expenses.

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

The table below presents additional information about SBA and multi-family servicing rights.

	As of December 31, 2021		As of December 31, 2020
(in thousands)	UPB	Carrying Value	UPB	Carrying Value
SBA	$856,188	$22,157	$643,135	$18,764
Multi-family	4,232,969	62,300	1,501,998	19,059
Total	$5,089,157	$84,457	$2,145,133	$37,823

The table below presents significant assumptions used in the estimated valuation of SBA and multi-family servicing rights carried at amortized cost.

	December 31, 2021				December 31, 2020
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA servicing rights
Forward prepayment rate	7.9	-	21.0%	8.9%	6.7	-	20.8%	8.5%
Forward default rate	0.0	-	10.4%	9.1%	0.0	-	10.5%	8.2%
Discount rate	10.0	-	21.3%	10.7%	4.5	-	4.5%	4.5%
Servicing expense	0.4	-	0.4%	0.4%	0.4	-	0.4%	0.4%

Multi-family servicing rights
Forward prepayment rate	0.0	-	7.3%	3.5%	0.1	-	5.1%	2.4%
Forward default rate	0.0	-	1.3%	1.0%	0.0	-	0.4%	0.3%
Discount rate	6.0	-	6.0%	6.0%	6.0	-	6.0%	6.0%
Servicing expense	0.0	-	0.8%	0.1%	0.2	-	0.3%	0.2%

Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The table below reflects the possible impact of 10% and 20% adverse changes to key assumptions on SBA and multi-family servicing rights.

(in thousands)	December 31, 2021	December 31, 2020
SBA servicing rights
Forward prepayment rate
Impact of 10% adverse change	$(670)	$(729)
Impact of 20% adverse change	$(1,305)	$(1,420)
Default rate
Impact of 10% adverse change	$(155)	$(150)
Impact of 20% adverse change	$(309)	$(298)
Discount rate
Impact of 10% adverse change	$(746)	$(395)
Impact of 20% adverse change	$(1,443)	$(777)
Servicing expense
Impact of 10% adverse change	$(1,344)	$(1,250)
Impact of 20% adverse change	$(2,687)	$(2,501)
Multi-family servicing rights
Forward prepayment rate
Impact of 10% adverse change	$(291)	$(163)
Impact of 20% adverse change	$(575)	$(324)
Default rate
Impact of 10% adverse change	$(25)	$(6)
Impact of 20% adverse change	$(50)	$(13)
Discount rate
Impact of 10% adverse change	$(1,910)	$(678)
Impact of 20% adverse change	$(3,726)	$(1,324)
Servicing expense
Impact of 10% adverse change	$(2,659)	$(1,947)
Impact of 20% adverse change	$(5,318)	$(3,894)

The table below presents estimated future amortization expense for SBA and Multi-family servicing rights.

(in thousands)	December 31, 2021
2022	$12,509
2023	10,922
2024	9,645
2025	8,565
2026	7,685
Thereafter	35,131
Total	$84,457

Residential MSRs. The Company's residential MSRs consist of conforming conventional loans sold to Fannie Mae and Freddie Mac or loans securitized in Ginnie Mae securities. Similarly, the government loans serviced by the Company are securitized through Ginnie Mae, whereby the Company is insured against loss by the Federal Housing Administration or partially guaranteed against loss by the Department of Veteran Affairs.

The table below presents additional information about residential MSRs carried at fair value.

	December 31, 2021		December 31, 2020
(in thousands)	UPB	Fair Value	UPB	Fair Value
Fannie Mae	$4,056,595	$41,698	$3,700,450	$27,632
Ginnie Mae	4,131,904	45,017	2,757,124	25,899
Freddie Mac	2,807,186	33,427	3,071,312	23,309
Total	$10,995,685	$120,142	$9,528,886	$76,840

The table below presents significant assumptions used in the valuation of residential MSRs carried at fair value.

	December 31, 2021				December 31, 2020
	Range of input values			Weighted Average	Range of input values			Weighted Average
Residential MSRs
Forward prepayment rate	8.4	-	20.9%	9.5%	12.6	-	31.4%	14.3%
Discount rate	9.0	-	11.0%	9.4%	9.1	-	11.7%	9.8%
Servicing expense	$70	-	$85	$74	$70	-	$85	$74

Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The table below presents the possible impact of 10% and 20% adverse changes to key assumptions on the fair value of residential MSRs.

(in thousands)	December 31, 2021	December 31, 2020
Residential MSRs
Prepayment rate
Impact of 10% adverse change	$(5,262)	$(5,049)
Impact of 20% adverse change	$(9,262)	$(9,701)
Discount rate
Impact of 10% adverse change	$(4,533)	$(2,601)
Impact of 20% adverse change	$(8,745)	$(5,028)
Servicing expense
Impact of 10% adverse change	$(2,125)	$(1,469)
Impact of 20% adverse change	$(4,251)	$(2,938)

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

The table below presents the components of residential mortgage banking activities and associated variable expenses.

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Realized and unrealized gain of residential mortgage loans held for sale, at fair value	$101,038	$198,937	$54,640
Creation of new MSRs, net of payoffs	26,382	22,919	16,676
Loan origination fee income on residential mortgage loans	20,307	20,802	10,702
Unrealized gain (loss) on IRLCs and other derivatives	(10,430)	10,062	1,521
Residential mortgage banking activities	$137,297	$252,720	$83,539

Variable expenses on residential mortgage banking activities	$(75,133)	$(114,510)	$(51,760)

Note 11. Secured borrowings

The table below presents certain characteristics of secured borrowings.

					Pledged Assets	Carrying Value as of December 31,
Lender	Asset Class	Current Maturity	Pricing	Facility Size	Carrying Value	2021	2020
JPMorgan	Acquired loans, SBA loans	August 2022	1M L + 2.50% to 2.875%	$200,000	$77,534	$54,164	$36,604
Keybank	Freddie Mac loans	February 2022	SOFR + 1.41%	100,000	42,384	41,864	50,408
East West Bank	SBA loans	October 2022	Prime - 0.821% to + 0.00%	75,000	80,556	58,622	40,542
Credit Suisse	Acquired loans (non USD)	February 2022	Euribor + 2.50% to 3.00%	227,400	46,154	40,373	36,840
Comerica Bank	Residential loans	June 2022	1M L + 1.75%	100,000	69,194	63,991	78,312
TBK Bank	Residential loans	January 2022	Variable Pricing	150,000	127,018	125,145	123,951
Origin Bank	Residential loans	September 2022	Variable Pricing	60,000	16,932	16,052	27,450
Associated Bank	Residential loans	November 2022	1M L + 1.50%	60,000	15,137	14,449	15,556
East West Bank	Residential MSRs	September 2023	1M L + 2.50%	50,000	86,714	49,400	34,400
Credit Suisse	Purchased future receivables	October 2023	1M L + 4.50%	50,000	7,872	1,000	—
Bank of the Sierra	Real estate	August 2050	3.25% to 3.45%	22,770	—	—	22,611
Western Alliance	Residential loans	July 2022	Variable Pricing	50,000	7,282	6,823	—
Total borrowings under credit facilities and other financing agreements				$1,145,170	$576,777	$471,883	$466,674
Citibank	Fixed rate, Transitional, Acquired loans	October 2022	1M L + 2.00% to 3.00%	$500,000	$165,547	$128,851	$210,735
Deutsche Bank	Fixed rate, Transitional loans	November 2023	SOFR + 1.90% to 2.75%	350,000	309,295	236,073	190,567
JPMorgan	Transitional loans	November 2022	1M L + 2.00% to 2.75%	1,000,000	1,079,368	825,265	247,616
Performance Trust	Acquired loans	March 2024	1M T + 2.00%	239,000	142,722	124,057	—
Credit Suisse	Fixed rate, Transitional, Acquired loans	May 2022	1M L + 2.00% to 2.35%	500,000	543,139	403,644	—
Credit Suisse	Residential loans	January 2022	L + 3.00%	63,412	32,779	27,058	—
JPMorgan	MBS	January 2022	1.15% to 1.71%	83,267	107,837	83,267	65,407
Deutsche Bank	MBS	January 2022	2.37%	12,956	19,776	12,956	16,354
Citibank	MBS	January 2022	2.32%	47,777	82,260	47,777	58,076
RBC	MBS	January 2022	1.31% to 1.96%	61,302	90,012	61,302	38,814
CSFB	MBS	January 2022	2.09% to 2.95%	95,467	132,658	95,467	—
Total borrowings under repurchase agreements				$2,953,181	$2,705,393	$2,045,717	$827,569
Total secured borrowings				$4,098,351	$3,282,170	$2,517,600	$1,294,243

In the table above:

●	The current facility size for borrowings under credit facilities due to Credit Suisse is €200.0 million, but has been converted into USD for purposes of this disclosure.
●	The weighted average interest rate of borrowings under credit facilities was 2.8% and 3.0% as of December 31, 2021 and 2020, respectively.
●	The weighted average interest rate of borrowings under repurchase agreements was 2.1% and 3.3% as of December 31, 2021 2020, respectively.
●	The agreements governing secured borrowings require maintenance of certain financial and debt covenants. The Company received a waiver from certain financing counterparties to exclude the Paycheck Protection Program Liquidity Fund from certain covenant calculations as of December 31, 2021 and therefore was in compliance with all debt and financial covenants as of the current period ended. The Company was in compliance with all debt and financial covenants as of December 31, 2020.

The table below presents the carrying value of collateral pledged with respect to secured borrowings outstanding.

	Pledged Assets Carrying Value
(in thousands)	December 31, 2021	December 31, 2020
Collateral pledged - borrowings under credit facilities and other financing agreements
Loans, held for sale, at fair value	$276,022	$313,844
Loans, net	206,169	159,482
MSRs	86,714	50,941
Purchased future receivables	7,872	—
Real estate owned, held for sale	—	32,948
Total	$576,777	$557,215
Collateral pledged - borrowings under repurchase agreements
Loans, net	$2,062,867	$815,603
Mortgage backed securities	53,194	72,179
Retained interest in assets of consolidated VIEs	379,349	226,773
Loans, held for sale, at fair value	208,558	17,850
Loans, held at fair value	—	3,071
Real estate acquired in settlement of loans	1,425	829
Total	$2,705,393	$1,136,305
Total collateral pledged on secured borrowings	$3,282,170	$1,693,520

Note 12. Senior secured notes, convertible notes, and corporate debt, net

Senior secured notes, net

ReadyCap Holdings, LLC (“ReadyCap Holdings”) 7.50% senior secured notes due 2022. During 2017, ReadyCap Holdings, a subsidiary of the Company, issued $140.0 million in 7.50% Senior Secured Notes due 2022. On January 30, 2018 ReadyCap Holdings, issued an additional $40.0 million in aggregate principal amount of 7.50% Senior Secured Notes due 2022, which have identical terms (other than issue date, issue price and the date from which interest will accrue) to the notes issued during 2017 (collectively, the “2022 Senior Secured Notes”). The additional $40.0 million in 2022 Senior Secured Notes were priced with a yield to par call date of 6.5%. Payments of the amounts due on the 2022 Senior Secured Notes are fully and unconditionally guaranteed by the Company and its subsidiaries: the operating partnership, Sutherland Asset I, LLC, and ReadyCap Commercial, LLC. The funds were used to fund new SBC and SBA loan originations and new SBC loan acquisitions. On October 20, 2021, the Company redeemed all of the outstanding 2022 Senior Secured Notes.

ReadyCap Holdings 4.50% senior secured notes due 2026. On October 20, 2021, ReadyCap Holdings, an indirect subsidiary of the Company, completed the offer and sale of $350.0 million of its 4.50% Senior Secured Notes due 2026 (the “Senior Secured Notes”). The net proceeds from the sale of the Senior Secured Notes were approximately $341.8 million, after deducting discounts, commissions and estimated offering expenses. The proceeds of the Senior Secured Notes were used to redeem all of ReadyCap Holdings’ outstanding 7.50% Senior Secured Notes due 2022 and for general corporate purposes. The Senior Secured Notes are fully and unconditionally guaranteed by the Company, each direct parent entity of ReadyCap Holdings, and other direct or indirect subsidiaries of the Company from time to time that is a direct parent entity of Sutherland Asset III, LLC or otherwise pledges collateral to secure the Senior Secured Notes (collectively, the “Guarantors”).

The Senior Secured Notes bear interest at 4.50% per annum, payable semiannually on each April 20 and October 20, beginning on April 20, 2022. The Senior Secured Notes will mature on October 15, 2026, unless redeemed or repurchased prior to such date. ReadyCap Holdings may redeem the Senior Secured Notes on or after October 15, 2021, at its option, in whole or in part at any time and from time to time, at a price equal to 100% of the outstanding principal amount thereof, plus the applicable “make-whole” premium as of, and unpaid interest, if any, accrued to, the redemption date. ReadyCap Holdings’ and the Guarantors’ respective obligations under the Senior Secured Notes are secured by a perfected first-priority lien on certain capital stock and assets owned by certain subsidiaries of the Company.

Convertible notes, net

On August 9, 2017, the Company closed an underwritten public sale of $115.0 million aggregate principal amount of its 7.00% convertible senior notes due 2023 (“Convertible Notes”). The Convertible Notes will mature on August 15, 2023, unless earlier repurchased, redeemed or converted. During certain periods and subject to certain conditions, the Convertible Notes will be convertible by holders into shares of the Company's common stock. As of December 31, 2021, the conversion rate was 1.6253 shares of common stock per $25 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $15.38 per share of common stock. Upon conversion, holders will receive, at the Company's discretion, cash, shares of the Company's common stock or a combination thereof.

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

At issuance, the Company allocated $112.7 million and $2.3 million of the carrying value of the Convertible Notes to its debt and equity components, respectively, before the allocation of deferred financing costs.

As of December 31, 2021, we were in compliance with all covenants with respect to the Convertible Notes.

Corporate debt, net

The 2021 Notes. On April 27, 2018, the Company completed the public offer and sale of $50 million aggregate principal amount of its 6.50% Senior Notes due 2021 ( the “2021 Notes”). The Company issued the 2021 Notes under a base indenture, dated August 9, 2017, as supplemented by the second supplemental indenture, dated as of April 27, 2018, between the Company and U.S. Bank National Association, as trustee. The 2021 Notes bear interest at a rate of 6.50% per annum, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year. The 2021 Notes matured on April 30, 2021.

On March 25, 2021, the Company redeemed all of the outstanding 2021 Notes, at a redemption price equal to 100% of the principal amount of the 2021 Notes plus accrued and unpaid interest, for cash.

The 6.20% 2026 Notes. On July 22, 2019, the Company completed the public offer and sale of $57.5 million aggregate principal amount of its 6.20% Senior Notes due 2026 (the “6.20% 2026 Notes”), which includes $7.5 million aggregate principal amount of the 6.20% 2026 Notes relating to the full exercise of the underwriters’ over-allotment option.  The net proceeds from the sale of the 6.20% 2026 Notes were approximately $55.3 million, after deducting underwriters’ discount and estimated offering expenses.  The Company contributed the net proceeds to the operating partnership in exchange for the issuance by the operating partnership of a senior unsecured note with terms that are substantially equivalent to the terms of the 6.20% 2026 Notes.

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

The 6.20% 2026 Notes are the Company’s senior unsecured obligations and will not be guaranteed by any of its subsidiaries, except to the extent described in the Indenture upon the occurrence of certain events.  The 6.20% 2026 Notes rank equal in right of payment to any of the Company’s existing and future unsecured and unsubordinated indebtedness; effectively junior in right of payment to any of its existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness, other liabilities (including trade payables) and (to the extent not held by the Company) preferred stock, if any, of its subsidiaries.

On December 2, 2019, the Company completed the public offer and sale of $45.0 million aggregate principal amount of the 6.20% 2026 Notes. The new notes have the same terms (expect with respect to issue date, issue price and the date from which interest will accrue), are fully fungible with, and are treated as a single series of debt securities as, the 6.20% Senior Notes due 2026 the Company issued on July 22, 2019.

The 5.75% 2026 Notes. On February 10, 2021, the Company completed the public offer and sale of $201.3 million aggregate principal amount of 5.75% Senior Notes due 2026 (the “5.75% 2026 Notes”) which includes $26.3 million aggregate principal amount of 5.75% 2026 Notes relating to the full exercise of the underwriters’ over-allotment option. The net proceeds from the sale of the 5.75% 2026 Notes were approximately $195.2 million, after deducting underwriters’ discount and estimated offering expenses. The Company contributed the net proceeds to the operating partnership in exchange for the issuance by the operating partnership of a senior note with terms that are substantially equivalent to the terms of the 5.75% 2026 Notes.

The 5.75% 2026 Notes bear interest at a rate of 5.75% per annum, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, beginning on April 30, 2021. The 5.75% 2026 Notes will mature on February 15, 2026, unless earlier repurchased or redeemed.

Prior to February 15, 2023, the 5.75% 2026 Notes will not be redeemable by us. On or after February 15, 2023, the Company may redeem for cash all or any portion of the 5.75% 2026 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 5.75% 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we undergo a change of control repurchase event, holders may require us to purchase the 5.75% 2026 Notes, in whole or in part, for cash at a repurchase price equal to 101% of the aggregate principal amount of the 5.75% 2026 Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase, as described in greater detail in the base indenture, as supplemented by the fifth supplemental indenture dated as of February 10, 2021.

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

The 5.50% 2028 Notes. On December 21, 2021, we completed the public offer and sale of $110.0 million aggregate principal amount of 5.50% Senior Notes due 2028 (the “5.50% 2028 Notes”). The net proceeds from the sale of the 5.50% 2028 Notes were approximately $107.4 million, after deducting underwriters’ discounts, commissions and estimated offering expenses. We contributed the net proceeds to the operating partnership in exchange for the issuance by the operating partnership of a senior unsecured note with terms that are substantially equivalent to the terms of the Notes.

On or after December 30, 2024, we may redeem for cash all or any portion of the notes, at our option, at the redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date, if redeemed during the twelve-month period beginning on of the years indicated: 2024 equal to 102.75%; 2025 equal to 101.375%; 2026 equal to 100.6875%; 2027 and thereafter equal to 100.00%.  If we undergo a change of control repurchase event, holders may require us to purchase the 5.50% 2028 Notes for cash at a repurchase price equal to 101% of the aggregate principal amount of the 5.50% 2028 Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

As of December 31, 2021, we were in compliance with all covenants with respect to the corporate debt.

The table below presents information about senior secured notes, convertible notes and corporate debt.

(in thousands)	Coupon Rate	Maturity Date	December 31, 2021
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Unamortized deferred financing costs - Senior secured notes			(7,965)
Total Senior secured notes, net			$342,035
Convertible notes principal amount (2)	7.00%	8/15/2023	115,000
Unamortized discount - Convertible notes (3)			(642)
Unamortized deferred financing costs - Convertible notes			(1,111)
Total Convertible notes, net			$113,247
Corporate debt principal amount(4)	5.50%	12/30/2028	110,000
Corporate debt principal amount(4)	6.20%	7/30/2026	104,250
Corporate debt principal amount(5)	5.75%	2/15/2026	201,250
Unamortized discount - corporate debt			(6,541)
Unamortized deferred financing costs - corporate debt			(3,392)
Junior subordinated notes principal amount(6)	3M + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(7)	3M + 3.10%	4/30/2035	21,250
Total corporate debt, net			$441,817
Total carrying amount of debt			$897,099
Total carrying amount of conversion option of equity components recorded in equity			$642
(1) Interest on the senior secured notes is payable semiannually on April 20 and October 20 of each year.
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
(6) Interest on the Junior subordinated notes I-A payable March 30, June 30, September 30, and December 30 of each year.
(7) Interest on the Junior subordinated notes I-B payable January 30, April 30, July 30, and October 30 of each year.

The table below presents the contractual maturities for our senior secured notes, convertible notes and corporate debt.

(in thousands)	December 31, 2021
2022	$—
2023	115,000
2024	—
2025	—
2026	655,500
Thereafter	146,250
Total contractual amounts	$916,750
Unamortized deferred financing costs, discounts, and premiums, net	(19,651)
Total carrying amount of debt	$897,099

Note 13. Guaranteed loan financing

Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment in the consolidated balance sheets and the portion sold is recorded as guaranteed loan financing in the liabilities section of the consolidated balance sheets. For these partial loan sales, the interest earned on the entire loan balance is recorded as interest income and the interest earned by the buyer in the partial loan sale is recorded within interest expense in the accompanying consolidated statements of income. Guaranteed loan financings are secured by loans of $346.1 million and $403.0 million as of December 31, 2021 and December 31, 2020, respectively.

The table below presents guaranteed loan financing and the related interest rates and maturity dates.

	Weighted Average	Range of	Range of
(in thousands)	Interest Rate	Interest Rates	Maturities (Years)	Ending Balance
December 31, 2021	3.78%	0.99-6.50%	2022-2046	$345,217
December 31, 2020	3.76%	0.99-6.50%	2021-2044	$401,705

The table below presents the contractual maturities of guaranteed loan financing.

(in thousands)	December 31, 2021
2022	$790
2023	889
2024	1,850
2025	2,629
2026	6,140
Thereafter	332,919
Total	$345,217

Note 14. Variable interest entities and securitization activities

In the normal course of business, we enter into certain types of transactions with entities that are considered to be VIEs. Our primary involvement with VIEs has been related to our securitization transactions in which we transfer assets to securitization vehicles, most notably trusts. We primarily securitize our acquired and originated loans, which provides a source of funding and has enabled us to transfer a certain portion of economic risk on loans or related debt securities to third parties. We also transfer originated loans to securitization trusts sponsored by third parties, most notably Freddie Mac. Third-party securitizations are securitization entities in which we maintain an economic interest but do not sponsor. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE. The majority of the VIE activity in which we are involved in are consolidated within our financial statements. Refer to Note 3– Summary of Significant Accounting Policies for a discussion of our accounting policies applied to the consolidation of the VIE and transfer of the loans in connection with the securitization.

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

The table below presents additional information on the Company’s securitized debt obligations.

	December 31, 2021			December 31, 2020
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(in thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
Waterfall Victoria Mortgage Trust 2011-SBC2	$—	$—	—%	$4,055	$4,055	5.5%
ReadyCap Lending Small Business Trust 2019-2	79,294	78,268	2.6	103,030	101,468	3.1
Sutherland Commercial Mortgage Trust 2017-SBC6	16,729	16,471	3.8	27,035	26,555	3.6
Sutherland Commercial Mortgage Trust 2018-SBC7	—	—	4.7	79,302	78,168	4.7
Sutherland Commercial Mortgage Trust 2019-SBC8	145,351	143,153	2.9	178,911	176,307	2.9
Sutherland Commercial Mortgage Trust 2020-SBC9	86,680	85,459	4.1	131,729	129,014	3.8
Sutherland Commercial Mortgage Trust 2021-SBC10	159,745	157,483	1.6	—	—	—
ReadyCap Commercial Mortgage Trust 2014-1	6,770	6,756	5.7	10,880	10,858	5.8
ReadyCap Commercial Mortgage Trust 2015-2	17,598	15,960	5.1	45,075	35,183	4.8
ReadyCap Commercial Mortgage Trust 2016-3	19,106	18,285	4.9	26,371	25,286	4.7
ReadyCap Commercial Mortgage Trust 2018-4	81,379	78,751	4.1	94,273	91,098	4.0
ReadyCap Commercial Mortgage Trust 2019-5	150,547	143,204	4.3	229,232	220,605	4.2
ReadyCap Commercial Mortgage Trust 2019-6	269,315	263,752	3.2	359,266	348,773	3.2
Ready Capital Mortgage Financing 2018-FL2	—	—	2.4	48,979	48,975	2.4
Ready Capital Mortgage Financing 2019-FL3	92,930	92,921	1.6	229,440	227,950	2.0
Ready Capital Mortgage Financing 2020-FL4	304,157	300,832	3.1	324,219	318,385	3.1
Ready Capital Mortgage Financing 2021-FL5	506,721	501,697	1.5	—	—	—
Ready Capital Mortgage Financing 2021-FL6	543,223	536,270	1.3	—	—	—
Ready Capital Mortgage Financing 2021-FL7	753,314	744,449	1.6	—	—	—
Total	$3,232,859	$3,183,711	2.2%	$1,891,797	$1,842,680	3.3%

The table above excludes non-company sponsored securitized debt obligations of $30.6 million and $63.1 million that are consolidated in the consolidated balance sheets as of December 31, 2021 and December 31, 2020, respectively.

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

Assets and liabilities of consolidated VIEs

The table below presents securitized assets and liabilities of consolidated VIEs.

(in thousands)	December 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$9,041	$20
Restricted cash	33,187	13,790
Loans, net	4,081,848	2,472,807
Real estate owned, held for sale	—	4,456
Other assets	21,488	27,670
Total assets	$4,145,564	$2,518,743
Liabilities:
Securitized debt obligations of consolidated VIEs, net	3,214,303	1,905,749
Total liabilities	$3,214,303	$1,905,749

Assets of unconsolidated VIEs

The table below reflects our variable interests in identified VIEs for which we are not the primary beneficiary.

	Carrying Amount		Maximum Exposure to Loss (1)
(in thousands)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Mortgage backed securities, at fair value(2)	$80,756	$80,690	$80,756	$80,690
Investment in unconsolidated joint ventures	74,334	28,290	74,334	28,290
Total assets in unconsolidated VIEs	$155,090	$108,980	$155,090	$108,980
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

	Year Ended December 31,
(in thousands)	2021	2020	2019
Interest income
Loans
Originated transitional loans	$151,803	$88,271	$69,217
Originated SBC loans	49,099	57,134	51,617
Acquired loans	56,156	57,471	63,879
Acquired SBA 7(a) loans	15,906	18,251	20,687
Originated SBA 7(a) loans	21,634	20,434	11,409
Originated SBC loans, at fair value	886	1,938	1,383
Originated residential agency loans	138	149	75
Total loans (1)	$295,622	$243,648	$218,267
Held for sale, at fair value, loans
Originated residential agency loans	$11,250	$7,532	$4,328
Originated Freddie loans	2,661	1,193	1,008
Acquired loans	1,080	166	217
Total loans, held for sale, at fair value (1)	$14,991	$8,891	$5,553
Paycheck Protection Program loans
Paycheck Protection Program loans	78,932	—	—
Paycheck Protection Program loans, at fair value	269	—	—
Total Paycheck Protection Program loans	$79,201	$—	$—
Mortgage backed securities, at fair value	$13,682	$6,097	$6,096
Total interest income	$403,496	$258,636	$229,916
Interest expense
Secured borrowings	$(65,692)	$(45,430)	$(49,009)
Paycheck Protection Program Liquidity Facility borrowings	(7,140)	—	—
Securitized debt obligations of consolidated VIEs	(82,249)	(78,029)	(69,152)
Guaranteed loan financing	(13,900)	(18,399)	(5,125)
Senior secured note	(15,472)	(13,870)	(13,920)
Convertible note	(8,752)	(8,752)	(8,752)
Corporate debt	(20,356)	(11,001)	(5,922)
Total interest expense	$(213,561)	$(175,481)	$(151,880)
Net interest income before provision for loan losses	$189,935	$83,155	$78,036
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

For derivative instruments where the Company has not elected hedge accounting, fair value adjustments are recorded in earnings. The fair value adjustments for interest rate swaps and CDS, along with the related interest income, interest expense and gains (losses) on termination of such instruments, are reported as a net realized gain on financial instruments in the consolidated statements of income. The fair value adjustments for IRLCs and TBAs, along with the related interest income, interest expense and gains (losses) on termination of such instruments, are reported in residential mortgage banking activities in the consolidated statements of income.

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

The table below presents average notional derivative amounts, as this is the most relevant measure of volume, and derivative assets and liabilities by type.

		As of December 31, 2021			As of December 31, 2020
		Notional	Derivative	Derivative	Notional	Derivative	Derivative
(in thousands)	Primary Underlying Risk	Amount	Asset	Liability	Amount	Asset	Liability
Interest rate lock commitments	Interest rate risk	$348,348	$2,340	$—	$614,358	$16,363	$—
Interest Rate Swaps - not designated as hedges	Interest rate risk	536,548	4,076	—	160,801	—	(952)
Interest Rate Swaps - designated as hedges	Interest rate risk	—	—	—	132,325	—	(5,701)
TBA Agency Securities	Interest rate risk	346,000	—	(410)	565,000	—	(4,004)
Credit Default Swaps	Credit risk	—	—	—	15,000	—	(174)
FX forwards	Foreign exchange rate risk	27,484	606	—	3,866	—	(773)
Total		$1,258,380	$7,022	$(410)	$1,491,350	$16,363	$(11,604)

The table below presents gains and losses on derivatives.

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Net Realized	Net Unrealized	Net Realized	Net Unrealized
(in thousands)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Credit default swaps	$(287)	$322	$-	$(65)
Interest rate swaps	(8,867)	16,422	(3,981)	(7,297)
TBA Agency Securities	-	3,593	-	(3,527)
Interest rate lock commitments	-	(14,023)	-	13,589
FX forwards	603	1,378	(1,017)	(523)
Total	$(8,551)	$7,692	$(4,998)	$2,177

In the table above:

●	Gains (losses) on credit default swaps, interest rate swaps and FX forwards are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of income.
●	For qualifying hedges of interest rate risk on interest rate swaps, the effective portion relating to the unrealized gain (loss) on derivatives are recorded in accumulated other comprehensive income (loss).
●	Gains (losses) on residential mortgage banking activities TBAs are recorded in residential mortgage banking activities in the consolidated statements of income.

The table below summarizes the gains and losses on derivatives which have qualified for hedge accounting.

(in thousands)	Derivatives - effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives- effective portion recorded in OCI	Total change in OCI for period
Interest rate hedges- forecasted transactions:
Year Ended December 31, 2021	$(1,133)	$—	$(1,133)	$1,406	$2,539
Year Ended December 31, 2020	$(1,359)	$(1,694)	$(3,053)	$(4,579)	$(1,526)

In the table above:

●	Forecasted transactions on interest rates consists of benchmark interest rate hedges of LIBOR-indexed floating-rate liabilities.
●	Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.
●	Amounts recorded in OCI for the period represents after tax amounts.

Note 17. Real estate owned, held for sale

The table below presents details on our real estate owned, held for sale portfolio.

(in thousands)	December 31, 2021	December 31, 2020
Acquired ORM Portfolio:
Retail	$—	$18,700
Mixed Use	1,020	14,248
Land	6,318	7,256
Lodging/Residential	—	3,230
Total Acquired ORM REO	$7,338	$43,434
Other REO held for sale:
Single Family	$24,300	$—
Retail	3,129	660
Office	7,384	829
SBA	137	425
Total Other REO	$34,950	$1,914
Total real estate owned, held for sale	$42,288	$45,348

In the table above,

●	Other REO excludes $4.5 million as of December 30, 2020 of real estate owned, held for sale within consolidated VIEs. There was no such REO activity within consolidated VIEs as of December 31, 2021.
●	Acquired ORM REO relates to assets acquired through a merger in March 2019 with Owens Realty Mortgage, Inc. (“ORM”).

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

The table below presents the management fee payable to our Manager

	For the Year Ended December 31,
	2021	2020
Management fee - total	$10.9 million	$10.7 million
Management fee - amount unpaid	$2.9 million	$2.7 million

Incentive distribution. Our Manager is entitled to an incentive distribution in an amount equal to the product of (i) 15% and (ii) the excess of (a) distributable earnings (which is referred to as core earnings in the partnership agreement of the operating partnership) on a rolling four-quarter basis over (b) an amount equal to 8.00% per annum multiplied by the weighted average of the issue price per share of the common stock or OP units multiplied by the weighted average number of shares of common stock outstanding, provided that distributable earnings over the prior twelve calendar quarters is greater than zero. For purposes of determining the incentive distribution payable to our Manager, distributable earnings is defined under the partnership agreement of the operating partnership in a manner that is similar to the definition of Distributable Earnings described below under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” included in this annual report on Form 10-K but with the following additional adjustments which (i) further exclude: (a) the incentive distribution, (b) non-cash equity compensation expense, if any, (c) unrealized gains or losses on SBC loans (not just MBS and MSRs), (d)  depreciation and amortization (to the extent we foreclose on any property), and (e) one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of the independent directors and (ii) add back any realized gains or losses on the sales of MBS and on discontinued operations which were excluded from the definition of distributable earnings described under "Non-GAAP Financial Measures".

The table below presents the incentive fee payable to our Manager.

	For the Year Ended December 31,
	2021	2020
Incentive fee distribution - total	$5.4 million	$6.0 million
Incentive fee distribution - amount unpaid	$2.4 million	$1.3 million

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

The current term of the Management Agreement will expire on October 31, 2022 and is automatically renewed for successive one-year terms on each anniversary thereafter; provided, however, that either the Company, under the certain limited circumstances described above that would require the Company and the operating partnership to make the payments described above, or the Manager may terminate the Management Agreement annually upon 180 days prior notice.

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

The table below presents reimbursable expenses payable to our Manager.

	For the Year Ended December 31,
	2021	2020
Reimbursable expenses payable to our Manager - total	$10.3 million	$8.4 million
Reimbursable expenses payable to our Manager - amount unpaid	$6.2 million	$5.3 million

Other. During 2021, the Company acquired $6.3 million of interests in unconsolidated joint ventures from a fund which is managed by an affiliate of its Manager.

Note 19. Other assets and other liabilities

The table below presents the composition of other assets and other liabilities.

(in thousands)	December 31, 2021	December 31, 2020
Other assets:
Deferred tax asset	$3,601	$18,396
Deferred loan exit fees	25,923	13,940
Accrued interest	21,873	12,656
Goodwill	31,470	11,206
Due from servicers	23,729	11,171
Right-of-use lease asset	2,402	3,172
Intangible assets	14,842	6,986
Deferred financing costs	3,840	2,612
PPP fee receivable	407	18
Receivable from third party	29,298	1,246
Other assets	14,713	8,100
Other assets	$172,098	$89,503
Accounts payable and other accrued liabilities:
Deferred tax liability	$11,986	$16,839
Accrued salaries, wages and commissions	42,715	35,724
Accrued interest payable	22,278	19,695
Servicing principal and interest payable	19,100	7,318
Repair and denial reserve	19,725	9,557
Payable to related parties	5,232	4,088
Accrued professional fees	4,324	1,365
Lease payable	3,002	3,670
Deferred LSP revenue	286	10,700
Accrued PPP related costs	12,460	498
Other liabilities	42,971	26,201
Total accounts payable and other accrued liabilities	$184,079	$135,655

Goodwill

The table below presents the carrying value of goodwill by reportable segment.

(in thousands)	December 31, 2021	December 31, 2020
SBC Lending and Acquisitions	$20,264	$—
Small Business Lending	11,206	11,206
Residential mortgage banking	—	—
Total	$31,470	$11,206

Intangible assets

The table below presents information on intangible assets.

(in thousands)	December 31, 2021	December 31, 2020	Estimated Useful Life
Customer Relationships - Red Stone	$6,651	$—	19 years
Internally developed software - Knight Capital	2,428	3,061	6 years
Trade name - Red Stone	2,500	—	Indefinite life
SBA license	1,000	1,000	Indefinite life
Broker network - Knight Capital	622	889	4.5 years
Favorable lease	640	768	12 years
Trade name - Knight Capital	562	709	6 years
Trade name - GMFS	439	559	15 years
Total intangible assets	$14,842	$6,986

The amortization expense related to intangible assets for the years ended December 31, 2021 and 2020 was $1.4 million and $1.3 million, respectively. Such amounts are recorded as other operating expenses in the consolidated statements of income.

The table below presents accumulated amortization for finite-lived intangible assets.

(in thousands)	December 31, 2021
Internally developed software - Knight Capital	$1,372
Favorable lease	840
Trade name - GMFS	781
Broker network - Knight Capital	578
Trade name - Knight Capital	318
Customer Relationship – Red Stone	149
Total accumulated amortization	$4,038

The table below presents amortization expense related to finite-lived intangible assets for the subsequent five years.

(in thousands)	December 31, 2021
2022	$1,626
2023	1,599
2024	1,390
2025	1,144
2026	477
Thereafter	5,106
Total	$11,342

Loan indemnification reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other accrued liabilities in the Company's consolidated balance sheets and the provision for loan indemnification losses is included in variable expenses on residential mortgage banking activities, in the Company's consolidated statements of income. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demand, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability. As of December 31, 2021 and 2020, the loan indemnification reserve was $4.0 million and $4.1 million, respectively.

Due to the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. As of December 31, 2021 and 2020, the reasonably possible loss above the recorded loan indemnification reserve was not material.

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

The Company has participated in the PPP as both direct lender and service provider. Under the CARES Act, we originated $109.5 million of PPP loans and were a Lender Service Provider (“LSP”) for $2.5 billion of PPP loans. For our originations as direct lender, we elected the fair value option and thus, classified the loans as held at fair value on our consolidated balance sheets. Fees totaling $5.2 million were recognized in the period of origination. For loans processed under the LSP, we were obligated to perform certain services including: 1) assistance and services to the third-party in the underwriting, marketing, processing and funding of loans, 2) processing forgiveness of the loans with the SBA and 3) servicing and management of subsequently resulting PPP loan portfolios. Such loans are not carried on our consolidated balance sheet and fees totaling $43.3 million were recognized as services were performed. Unrecognized fees as of December 31, 2021 were $0.3 million. Expenses related to PPP loans under the CARES Act are recognized in the period in which they are incurred.

The table below present details about the Company’s assets and liabilities related to its PPP activities.

(in thousands)	December 31, 2021	December 31, 2020
Assets
Restricted cash	$—	$178
Paycheck Protection Program loans	867,109	—
Paycheck Protection Program loans, at fair value	3,243	74,931
Other assets	—	—
Prepaid expenses	—	77
PPP fee receivable	407	18
Deferred financing costs	—	—
Accrued interest receivable	7,025	510
Total PPP related assets	$877,784	$75,714
Liabilities
Paycheck Protection Program Liquidity Facility borrowings	$941,505	$76,276
Interest payable	2,358	104
Deferred LSP revenue	286	10,700
Accrued PPP related costs	12,460	498
Payable to third parties	2,091	2,716
Repair and denial reserve	12,844	3,305
Total PPP related liabilities	$971,544	$93,599

In the table above,

●	Originations of PPP loans under the Economic Aid Act were $2.2 billion. These loans are classified as held-for-investment and are accounted for under ASC 310-10, Receivables.
●	Total net fees of $123.7 million are deferred over the expected life of the loans and will be recognized as interest income.
●	As of December 31, 2021, PPPLF borrowings exceed PPP loans on the balance sheet due to net fees of $60.7 million. In addition, PPP loans are forgiven before the related PPPLF borrowings are repaid. These proceeds are unrestricted and held in cash and cash equivalents on the consolidated balance sheet.

The table below presents details about the Company’s income and expenses related to its pre-tax PPP activities.

(in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020	Financial statement account
Income
LSP origination fees	$—	$27,768	Other income
PPP processing fees	—	5,162	Other income
LSP fee income	10,414	4,829	Servicing income
Interest income	79,201	739	Interest income
Total PPP related income	$89,615	$38,498
Expense
Direct operating expenses	$8,241	$9,600	Other operating expenses
Repair and denial reserve	9,539	3,305	Other income
Interest expense	15,774	2,174	Interest expense
Total PPP related expenses (direct)	$33,554	$15,079
Net PPP related income	$56,061	$23,419

Other income and expenses

The table below presents the composition of other income and operating expenses.

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Other income:
Origination income	$12,415	$40,836	$5,860
Change in repair and denial reserve	(10,168)	(4,133)	345
Other	6,762	4,813	4,873
Total other income	$9,009	$41,516	$11,078
Other operating expenses:
Origination costs	$24,337	$19,815	$10,168
Technology expense	7,971	6,722	4,834
Impairment on real estate	2,293	3,520	1,317
Rent and property tax expense	6,680	5,006	4,310
Recruiting, training and travel expense	1,309	1,419	2,352
Marketing expense	3,025	1,970	2,052
Loan acquisition costs	110	722	575
Financing costs on purchased future receivables	117	1,495	376
Other	12,559	13,700	7,178
Total other operating expenses	$58,401	$54,369	$33,162

Note 21. Redeemable Preferred Stock and Stockholders’ Equity

Common stock dividends

The table below presents dividends declared by the board of directors on common stock during the last twelve months.

Declaration Date	Record Date	Payment Date	Dividend per Share
December 14, 2020	December 31, 2020	January 29, 2021	$0.35
March 1, 2021	March 15, 2021	March 18, 2021	$0.30
March 24, 2021	April 5, 2021	April 30, 2021	$0.10
June 14, 2021	June 30, 2021	July 30, 2021	$0.42
September 15, 2021	September 30, 2021	October 29, 2021	$0.42
December 14, 2021	December 31, 2021	January 31, 2021	$0.42

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

The table below summarizes RSU and RSA activity.

	Restricted Stock Awards
(in thousands, except share data)	Number of Shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, December 31, 2020	872,079	$13,737	$15.75
Granted	185,586	2,379	12.82
Vested	(115,604)	(1,801)	15.58
Canceled	(1,547)	(21)	13.50
Outstanding, March 31, 2021	940,514	$14,294	$15.20
Granted	10,636	149	14.03
Vested	(9,723)	(126)	12.99
Outstanding, June 30, 2021	941,427	$14,317	$15.21
Granted	154,825	2,343	15.14
Vested	(36,015)	(526)	14.61
Canceled	(1,421)	(20)	14.26
Outstanding, September 30, 2021	1,058,816	$16,114	$15.22
Vested	(127,094)	(1,966)	15.46
Forfeited	(42,945)	(631)	14.68
Outstanding, December 31, 2021	888,777	$13,517	$15.21

During the years ended December 31, 2021 and 2020, the Company recognized $6.9 million and $5.4 million, respectively of non-cash compensation expense related to its stock-based incentive plan in our consolidated statements of income. As of December 31, 2021 and 2020, approximately $13.5 million and $13.7 million, respectively of non-cash compensation expense related to unvested awards had not yet been charged to net income. These costs are expected to be amortized into compensation expense ratably over the course of the remaining vesting periods.

Performance-based equity awards

In February 2021, the Company granted, to certain key employees, 43,327 shares of performance-based equity awards which are allocated 50% to awards that vest based on absolute total shareholder return (“TSR”) for the three-year forward-looking period ending December 31, 2023 and 50% to awards that vest based on TSR for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the absolute and relative TSR achieved during the vesting period, the actual number of shares that the key employees receive at the end of the period may range from 0% to 300% of the target shares granted.

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

We classify Series C Cumulative Convertible Preferred Stock, or Series C Preferred Stock, on our balance sheets using the guidance in ASC 480-10-S99. Our Series C Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As redemption under these circumstances is not solely within our control, we have classified our Series C Preferred Stock as temporary equity. We have analyzed whether the conversion features should be bifurcated under the guidance in ASC 815-10 and have determined that bifurcation is not necessary.

The table below presents details on preferred equity by series.

			Preferential Cash Dividends			Carrying Value (in thousands)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference	Rate per Annum	Annual Dividend (per share)	December 31, 2021
C	335	0.0001	$25.00	6.25%	$1.56	$8,361
E	4,600	0.0001	$25.00	6.50%	$1.63	$111,378

In the table above,

●	Shareholders are entitled to receive dividends, when and as authorized by the Company's Board, out of funds legally available for the payment of dividends. Dividends for Series C preferred stock are payable quarterly on the 15th day of January, April, July and October of each year or if not a business day, the next succeeding business day. Dividends for Series E preferred stock are payable quarterly on or about the last day of each January, April, July and October of each year. Any dividend payable on the preferred stock for any partial dividend period will be computed on the basis of a 360- day year consisting of twelve 30-day months. Dividends will be payable in arrears to holders of record as they appear on the Company’s records at the close of business on the last day of each of March, June, September and December, as the case may be, immediately preceding the applicable dividend payment date.
●	The Company declared dividends of $0.1 million and $1.9 million of its Series C and E Cumulative preferred stock during the three months ended December 31, 2021. The dividends are payable on January 14, 2022 for Series C preferred stock and on January 31, 2022 for Series E preferred stock to the Preferred Stock Shareholders of record as of the close of business on December 31, 2021.
●	The Company may, at its option, redeem the Series E Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Series E Preferred Stock is not redeemable prior to June 10, 2026, except under certain conditions.

Equity ATM Program

On July 9, 2021, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with JMP Securities LLC, (the “Sales Agent”), pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $150 million, through the Sales Agent either as agent or principal, as defined in Rule 415 under the Securities Act (the “Equity ATM Program”). As of December 31, 2021, the Company sold 3.5 million shares of common stock at an average price of $15.68 per share through the Equity ATM Program.

Note 22. Earnings per Share of Common Stock

The table below provides information on the basic and diluted earnings per share computations, including the number of shares of common stock used for purposes of these computations.

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2021	2020	2019
Basic Earnings
Net income	$159,974	$46,069	$75,056
Less: Income attributable to non-controlling interest	2,230	1,199	2,088
Less: Income attributable to participating shares	9,093	1,392	653
Basic earnings	$148,651	$43,478	$72,315

Diluted Earnings
Net income	$159,974	$46,069	$75,056
Less: Income attributable to non-controlling interest	2,230	1,199	2,088
Less: Income attributable to participating shares	9,093	1,392	653
Diluted earnings	$148,651	$43,478	$72,315

Number of Shares
Basic — Average shares outstanding	68,511,578	53,736,523	42,011,750
Effect of dilutive securities — Unvested participating shares	149,328	81,855	35,898
Diluted — Average shares outstanding	68,660,906	53,818,378	42,047,648

Earnings Per Share Attributable to RC Common Stockholders:
Basic	$2.17	$0.81	$1.72
Diluted	$2.17	$0.81	$1.72

In the table above, participating unvested RSUs were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

There are potential shares of common stock contingently issuable upon the conversion of the Convertible Notes in the future. The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash. Based on this assessment, the Company determined that it would be appropriate to apply a method similar to the treasury stock method, such that contingently issuable common stock is assessed quarterly along with our other potentially dilutive instruments. In order to compute the dilutive effect, the number of shares included in the denominator of diluted EPS is determined by dividing the “conversion spread value” of the share-settled portion (value above accreted value of face value and interest component) of the instrument by the share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the bond upon an assumed conversion. As of December 31, 2021, the conversion spread value is currently zero, since the closing price of our common stock does not exceed the conversion rate (strike price) and is “out-of-the-money”, resulting in no impact on diluted EPS.

Certain investors own OP units in our operating partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the operating partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company's equity is increased. As of December 31, 2021 and 2020, the non-controlling interest OP unit holders owned 293,003 and 1,175,205 OP units, respectively.

Note 23. Offsetting assets and liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default, including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty.  As of December 31, 2021 and 2020, and for the periods then ended, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

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

In accordance with ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, the Company is required to disclose the impact of offsetting of assets and liabilities represented in the consolidated balance sheets to enable users of the consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities.  These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to offset, and (d) the Company’s right of offset is enforceable at law.  As of December 31, 2021 and 2020, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the consolidated balances sheets.

The table below presents the gross fair value of derivative contracts by product type and secured borrowings, the amount of netting reflected in the consolidated balance sheets, as well as the amount not offset in the consolidated balance sheets as they do not meet the enforceable credit support criteria for netting under U.S. GAAP.

				Gross amounts not offset in the Consolidated Balance Sheets(1)
(in thousands)	Gross amounts of Assets / Liabilities	Gross amounts offset	Balance in Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received / Paid	Net Amount
December 31, 2021
Assets
Interest rate lock commitments	$2,340	$—	$2,340	$—	$—	$2,340
FX forwards	606	—	606	—	—	606
TBA Agency Securities	128	128	—	—	—	—
Interest rate swaps	6,076	2,000	4,076	—	—	4,076
Total	$9,150	$2,128	$7,022	$—	$—	$7,022
Liabilities
Interest rate swaps	$3,830	$3,830	$—	$—	$—	$—
TBA Agency Securities	538	128	410	—	—	410
Secured borrowings	2,517,600	—	2,517,600	2,517,600	—	—
Paycheck Protection Program Liquidity Facility	941,505	—	941,505	870,349	—	71,156
Total	$3,463,473	$3,958	$3,459,515	$3,387,949	$—	$71,566
December 31, 2020
Assets
Interest rate lock commitments	$16,363	$—	$16,363	$—	$—	$16,363
Total	$16,363	$—	$16,363	$—	$—	$16,363
Liabilities
Interest rate swaps	$11,670	$5,017	$6,653	$—	$6,653	$—
TBA Agency Securities	174	—	174	—	174	—
Credit default swaps	4,004	—	4,004	—	—	4,004
FX forwards	773		773	—	—	773
Secured borrowings	1,294,243	—	1,294,243	1,294,243	—	—
Paycheck Protection Program Liquidity Facility	76,276	—	76,276	76,276	—	—
Total	$1,387,140	$5,017	$1,382,123	$1,370,519	$6,827	$4,777
(1)	Amounts presented in these columns are limited in total to the net amount of assets or liabilities presented in the prior column by instrument. In certain cases, there is excess cash collateral or financial assets we have pledged to a counterparty that exceed the financial liabilities subject to a master netting repurchase arrangement or similar agreement. Additionally, in certain cases, counterparties may have pledged excess cash collateral to us that exceeds our corresponding financial assets. In each case, any of these excess amounts are excluded from the table although they are separately reported in our consolidated balance sheets as assets or liabilities, respectively.

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

Unfunded Loan Commitments

The table below presents unfunded loan commitments for SBC loans.

(in thousands)	December 31, 2021	December 31, 2020
Loans, net	$455,119	$285,389
Loans, held for sale at fair value	$24,150	$7,809

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

The table below presents commitments to originate residential agency loans.

(in thousands)	December 31, 2021	December 31, 2020
Commitments to originate residential agency loans	$346,660	$575,600

Note 26. Income Taxes

The Company is a REIT pursuant to Internal Revenue Code Section 856. Our qualification as a REIT depends on our ability to meet various requirements imposed by the Internal Revenue Code, which relate to our organizational structure, diversity of stock ownership and certain requirements with regard to the nature of our assets and the sources of our income. As a REIT, we generally must distribute annually dividends equal to at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four taxable years. As of December 31, 2021 and 2020, we are in compliance with all REIT requirements.

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

The table below presents the composition of income tax provision.

	Year Ended December 31,
(in thousands)	2021	2020	2019
Current
Federal income tax (benefit)	$17,553	$(1,795)	$523
State and local income tax	2,330	57	47
Net current tax provision (benefit)	$19,883	$(1,738)	$570
Deferred
Federal income tax (benefit)	$10,808	$8,776	$(9,739)
State and local income tax (benefit)	(1,608)	1,346	(1,383)
Net deferred tax provision (benefit)	$9,200	$10,122	$(11,122)
Total income tax provision (benefit)	$29,083	$8,384	$(10,552)

The table below is a reconciliation of federal income tax determined using the statutory federal tax rate to our reported income tax provision.

	Year Ended December 31,
(in thousands)	2021		2020
U.S. statutory tax	$38,264	21.0%	$12,381	21.0%
State and local income tax	2,073	1.1	1,716	2.9
Income attributable to REIT	(13,839)	(7.6)	(3,090)	(5.3)
Income attributable to non-controlling interests	(158)	(0.1)	(67)	(0.1)
Permanent items	3,816	2.1	(242)	(0.4)
NOL carryback rate impact	—	—	(2,702)	(4.6)
Other	(1,073)	(0.5)	388	0.6
Effective income tax	$29,083	16.0%	$8,384	14.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are reported in other assets and other liabilities, respectively.

The table below presents the tax effects of temporary differences on their respective net deferred tax assets and liabilities.

	Year Ended December 31,
(in thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$11,275	$12,893
Unrealized losses	596	313
Accruals	1,043	723
Depreciation and amortization	997	1,185
Goodwill	2,664	3,171
Other	2,466	111
Total deferred tax assets	$19,041	$18,396
Deferred tax liabilities:
Loan / servicing rights balance	$26,309	$11,600
Derivative instruments	421	3,868
Compensation	617	—
Other taxable temporary difference	79	1,371
Total deferred tax liabilities	$27,426	$16,839
Net deferred tax assets (liabilities)	$(8,385)	$1,557

The Company has approximately $22.5 million of federal and $103.7 million of state net operating loss carryforwards that will begin to expire in 2034.

Additionally, as of December 31, 2021, the Company had federal net operating loss carryforwards of $38.6 million and capital loss carryforwards of $137.4 million, as well as state net operating  loss carryforwards of $33.1 million and capital loss carryforwards of $174.0 million, obtained in the acquisition of Anworth that can be used to offset future taxable ordinary income and capital gains, respectively. The federal carryforwards can reduce the Company's REIT distribution requirements.

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

As of December 31, 2021, we continued to conclude that the positive evidence in favor of the recoverability of our deferred tax asset outweighed the negative evidence and that it is more likely than not that our deferred tax assets will be realized. Our framework for assessing the recoverability of deferred tax assets requires us to weigh all available evidence, including the sustainability of recent profitability required to realize the deferred tax assets, the cumulative net income in our consolidated statements of income in recent years, the future reversals of existing taxable temporary differences, and the carryforward periods for any carryforwards of net operating losses.

The difference between the statutory rate of 21% and the effective income tax rate is primarily due to income attributable to the REIT that is offset by the dividends paid deduction.

As of December 31, 2021 and 2020, the Company had no uncertain tax positions recorded or disclosed in the financial statements. Additionally, it is the belief of management that the total amount of uncertain tax positions, if any, will not materially change over the next 12 months.

Our major tax jurisdictions where we file income tax returns include Federal, New York State and New York City. Our 2018 and forward tax years are subject to examination.  The TRS major tax jurisdictions are Federal, Louisiana, New York City, New Jersey and California. For Federal and state purposes, with the exception of New Jersey, the TRS entities are subject to examination for the 2018 and forward tax years. For New Jersey, the TRS entities are subject to examination for the 2017 and forward tax years.

Note 27. Segment reporting

The Company reports its results of operations through the following three business segments: i) SBC Lending and Acquisitions, ii) Small Business Lending and iii) Residential Mortgage Banking. The Company’s organizational structure is based on a number of factors that the Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, uses to evaluate, view, and run its business operations, which includes customer base and nature of loan program types. The segments are based on this organizational structure and the information reviewed by the CODM and management to evaluate segment results.

SBC Lending and Acquisitions

The Company originates SBC loans secured by stabilized or transitional investor properties using multiple loan origination channels. As part of this segment, we originate and service multi-family loan products under the Freddie Mac program. This segment also reflects the impact of SBC securitization activities as well as construction and permanent financing activities for the preservation and construction of affordable housing, primarily utilizing tax-exempt bonds, through Red Stone. The Company acquires performing and non-performing SBC loans and intends to continue to acquire these loans as part of the Company’s business strategy.

Small Business Lending

The Company acquires, originates and services loans guaranteed by the SBA under the SBA Section 7(a) Program. This segment also reflects the impact of our SBA securitization activities. The Company also acquires purchased future receivables through our Knight Capital platform.

Residential mortgage banking

The Company originates residential mortgage loans eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, USDA and VA through retail, correspondent and broker channels.

Corporate- Other

Corporate - Other consists primarily of unallocated activities, including interest expense relating to our senior secured and convertible notes on funds yet to be deployed, allocated employee compensation from our Manager, management and incentive fees paid to our Manager and other general corporate overhead expenses.

Prior to the fourth quarter of 2021, we reported our activities in the following four business segments: Acquisitions, SBC Originations, Small Business Lending and Residential Mortgage Banking. Our Chief Executive Officer, as our CODM, realigned our business segments to incorporate results from our Acquisitions segment in our SBC Lending and Acquisitions segment. We believe this to be more closely aligned with the activities for and projections of our business models. We have recast prior period amounts and segment information to conform to this presentation.

Results of business segments and all other. The tables below present reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other.

	Year Ended December 31, 2021
		Small	Residential
	SBC Lending	Business	Mortgage	Corporate-
(in thousands)	and Acquisitions	Lending	Banking	Other	Consolidated
Interest income	$278,455	$116,741	$8,300	$—	$403,496
Interest expense	(164,797)	(36,872)	(9,193)	(2,699)	(213,561)
Net interest income before provision for loan losses	$113,658	$79,869	$(893)	$(2,699)	$189,935
Provision for loan losses	(7,387)	(662)	—	—	(8,049)
Net interest income after provision for loan losses	$106,271	$79,207	$(893)	$(2,699)	$181,886
Non-interest income
Residential mortgage banking activities	$—	$—	$137,297	$—	$137,297
Net realized gain on financial instruments and real estate owned	24,813	44,068	—	—	68,881
Net unrealized gain on financial instruments	19,457	2,999	16,921	—	39,377
Servicing income, net	3,113	14,510	30,392	—	48,015
Income on purchased future receivables, net	—	10,257	—	—	10,257
Income on unconsolidated joint ventures	6,916	—	—	—	6,916
Other income (loss)	13,002	(6,231)	2,153	85	9,009
Total non-interest income	$67,301	$65,603	$186,763	$85	$319,752
Non-interest expense
Employee compensation and benefits	$(16,582)	$(36,757)	$(32,973)	$(3,753)	$(90,065)
Allocated employee compensation and benefits from related party	(1,203)	—	—	(10,828)	(12,031)
Variable expenses on residential mortgage banking activities	—	—	(75,133)	—	(75,133)
Professional fees	(4,064)	(3,034)	(2,951)	(6,290)	(16,339)
Management fees – related party	—	—	—	(10,928)	(10,928)
Incentive fees – related party	—	—	—	(5,419)	(5,419)
Loan servicing expense	(19,680)	(886)	(9,417)	—	(29,983)
Transaction related expenses	—	—	—	(14,282)	(14,282)
Other operating expenses	(21,997)	(23,377)	(8,498)	(4,529)	(58,401)
Total non-interest expense	$(63,526)	$(64,054)	$(128,972)	$(56,029)	$(312,581)
Income (loss) before provision for income taxes	$110,046	$80,756	$56,898	$(58,643)	$189,057
Total assets	$7,106,206	$1,558,641	$482,185	$386,999	$9,534,031

	Year Ended December 31, 2020
		Small	Residential
	SBC	Business	Mortgage	Corporate-
(in thousands)	Lending	Lending	Banking	Other	Consolidated
Interest income	$211,525	$39,430	$7,681	$—	$258,636
Interest expense	(138,444)	(27,472)	(8,294)	(1,271)	(175,481)
Net interest income before provision for loan losses	$73,081	$11,958	$(613)	$(1,271)	$83,155
Provision for loan losses	(26,932)	(7,794)	—	—	(34,726)
Net interest income after provision for loan losses	$46,149	$4,164	$(613)	$(1,271)	$48,429
Non-interest income
Residential mortgage banking activities	$—	$—	$252,720	$—	$252,720
Net realized gain on financial instruments and real estate owned	13,349	18,564	—	—	31,913
Net unrealized loss on financial instruments	(9,763)	(1,084)	(37,254)	—	(48,101)
Servicing income, net	2,265	11,100	25,229	—	38,594
Income on purchased future receivables, net	—	15,711	—	—	15,711
Income on unconsolidated joint ventures	2,404	—	—	—	2,404
Other income	8,200	32,944	183	189	41,516
Total non-interest income	$16,455	$77,235	$240,878	$189	$334,757
Non-interest expense
Employee compensation and benefits	$(14,137)	$(29,008)	$(45,368)	$(3,407)	$(91,920)
Allocated employee compensation and benefits from related party	(700)	—	—	(6,300)	(7,000)
Variable expenses on residential mortgage banking activities	—	—	(114,510)	—	(114,510)
Professional fees	(2,174)	(1,839)	(1,777)	(7,570)	(13,360)
Management fees – related party	—	—	—	(10,682)	(10,682)
Incentive fees – related party	—	—	—	(5,973)	(5,973)
Loan servicing expense	(14,390)	(675)	(15,754)	(37)	(30,856)
Transaction related expenses	—	—	—	(63)	(63)
Other operating expenses	(18,865)	(23,525)	(8,737)	(3,242)	(54,369)
Total non-interest expense	$(50,266)	$(55,047)	$(186,146)	$(37,274)	$(328,733)
Income (loss) before provision for income taxes	$12,338	$26,352	$54,119	$(38,356)	$54,453
Total assets	$3,790,899	$754,600	$626,035	$200,561	$5,372,095

	Year Ended December 31, 2019
		Small	Residential
	SBC Lending	Business	Mortgage	Corporate-
(in thousands)	and Acquisitions	Lending	Banking	Other	Consolidated
Interest income	$193,417	$32,096	$4,403	$—	$229,916
Interest expense	(131,179)	(14,864)	(5,837)	—	(151,880)
Net interest income before provision for loan losses	$62,238	$17,232	$(1,434)	$—	$78,036
Provision for loan losses	(1,127)	(2,557)	—	—	(3,684)
Net interest income after provision for loan losses	$61,111	$14,675	$(1,434)	$—	$74,352
Non-interest income
Residential mortgage banking activities	$—	$—	$83,539	$—	$83,539
Net realized gain on financial instruments and real estate owned	13,768	15,190	—	—	28,958
Net unrealized gain (loss) on financial instruments	(361)	393	(18,569)	(253)	(18,790)
Servicing income, net	1,899	6,127	22,639	—	30,665
Income on purchased future receivables, net	—	2,362	—	—	2,362
Income on unconsolidated joint ventures	6,088	—	—	—	6,088
Other income	8,304	2,361	249	164	11,078
Gain on bargain purchase	—	—	—	30,728	30,728
Total non-interest income	$29,698	$26,433	$87,858	$30,639	$174,628
Non-interest expense
Employee compensation and benefits	$(6,958)	$(18,057)	$(22,882)	$(3,340)	$(51,237)
Allocated employee compensation and benefits from related party	(547)	—	—	(4,926)	(5,473)
Variable expenses on residential mortgage banking activities	—	—	(51,760)	—	(51,760)
Professional fees	(2,134)	(1,252)	(1,101)	(2,947)	(7,434)
Management fees – related party	—	—	—	(9,578)	(9,578)
Incentive fees – related party	—	—	—	(106)	(106)
Loan servicing expense	(10,357)	(261)	(7,225)	(133)	(17,976)
Transaction related expenses	—	—	—	(7,750)	(7,750)
Other operating expenses	(14,218)	(8,145)	(7,717)	(3,082)	(33,162)
Total non-interest expense	$(34,214)	$(27,715)	$(90,685)	$(31,862)	$(184,476)
Income (loss) before provision for income taxes	$56,595	$13,393	$(4,261)	$(1,223)	$64,504
Total assets	$3,694,266	$822,147	$330,363	$130,242	$4,977,018

Note 28. Subsequent events

On January 14, 2022, the Company committed to invest, in the form of an asset contribution of existing commercial real estate equity positions and additional capital, together in an amount equal to at least $50 million, into a parallel vehicle of Waterfall Atlas Fund, LP (the “Fund”), a fund managed by Waterfall Asset Management, LLC, in exchange for interests in the Fund. The Company committed to invest up to an additional $50 million as of the Final Closing Date of the Fund, subject to available capacity in the Fund. In exchange for the Company’s commitment, the Company will be entitled to 15% of any carried interest distributions received by the General Partner of the Fund such that over the life of the Fund, the Company receives an internal rate of return of 1.5% over the internal rate of return of the Fund. The Fund will focus on commercial real estate equity through the acquisition of distressed and value-add real estate across property types with local operating partners.

On January 14, 2022, the Company completed a public offering of 7,000,000 shares of common stock at a price of $15.30 per share. The Company received aggregate net proceeds of approximately $106.6 million, after deducting offering expenses.

Ready Capital Corporation

Schedule IV – Mortgage Loans on Real Estate

There are no individual loans that exceed 3% of the total carrying amount of all mortgages. The table below presents the Company’s mortgage loans on real estate, categorized by product type.

Product Type	UPB Grouping	Loan Count	Interest Rate	Maturity Date	Carrying Value	UPB	UPB of loans subject to delinquent principal or interest
Acquired loans
	0 - 500k	1,412	1.00 - 11.50%	2004 - 2049	$286,054	$289,410	$17,282
	500k - 1mm	265	3.88 - 8.00%	2021 - 2037	181,979	181,598	9,208
	1mm - 1.5mm	88	1.00 - 8.50%	2021 - 2049	105,812	106,449	7,054
	1.5mm - 2mm	28	2.20 - 10.25%	2020 - 2050	48,357	48,570	3,104
	2mm - 2.5mm	15	2.49 - 7.75%	2020 - 2048	33,711	33,630	2,206
	> 2.5mm	63	3.13 - 11.00%	2022 - 2030	537,728	542,159	10,000
Total Acquired loans		1,871			$1,193,641	$1,201,816	$48,854
Acquired SBA 7(a) loans
	0 - 500k	720	0.00 - 8.75%	2017 - 2041	$83,596	$94,536	$5,467
	500k - 1mm	80	3.75 - 7.50%	2014 - 2041	54,288	57,425	1,781
	1mm - 1.5mm	13	4.00 - 6.00%	2032 - 2042	14,638	15,341	-
	1.5mm - 2mm	3	6.00 - 6.00%	2037 - 2042	5,325	5,402	-
	2mm - 2.5mm	2	5.00 - 5.75%	2037 - 2040	4,541	4,599	-
	> 2.5mm	6	4.75- 5.25%	2035 - 2042	20,166	20,525	-
Total Acquired SBA 7(a) loans		824			$182,554	$197,828	$7,248
Originated transitional loans
	0 - 500k	62	3.15 - 7.00%	2021 - 2026	$11,077	$11,089	$-
	500k - 1mm	22	3.30 - 105.10%	2021 - 2046	15,325	15,412	1,227
	1mm - 1.5mm	11	3.85 - 5.90%	2022 - 2026	13,536	13,629	-
	1.5mm - 2mm	17	4.10 - 8.10%	2021 - 2026	30,241	30,519	1,995
	2mm - 2.5mm	15	4.00 - 12.00%	2021 - 2024	33,052	33,371	2,364
	> 2.5mm	309	3.00 - 9.25%	2021 - 2028	4,279,051	4,318,504	91,890
Total Originated transitional loans		436			$4,382,282	$4,422,524	$97,476
Originated Freddie Mac loans
	1mm - 1.5mm	4	3.18 - 3.47%	2029 - 2042	$5,012	$4,949	$-
	1.5mm - 2mm	1	3.23 - 3.23%	2029 - 2029	1,605	1,589	-
	2mm - 2.5mm	2	3.17 - 3.21%	2027 - 2027	4,213	4,171	-
	> 2.5mm	7	3.35 - 3.63%	2029 - 2042	31,554	31,155	-
Total Originated Freddie loans		14			$42,384	$41,864	$-
Originated Residential Agency loans
	0 - 500k	1,019	2.13- 5.50%	2018 - 2053	$214,463	$210,194	$1,663
	500k - 1mm	38	2.13 - 4.99%	2022 - 2052	24,028	23,568	-
Total Originated Residential Agency loans		1,057			$238,491	$233,762	$1,663
Originated SBA 7(a) loans
	0 - 500k	805	0.00 - 7.50%	2023 - 2047	$139,128	$147,119	$3,859
	500k - 1mm	138	4.25 - 6.00%	2027 - 2047	97,311	99,969	1,998
	1mm - 1.5mm	63	4.00 - 6.00%	2027 - 2047	74,344	75,909	-
	1.5mm - 2mm	19	4.25 - 6.00%	2041 - 2046	32,678	32,675	-
	2mm - 2.5mm	17	4.50 - 6.00%	2031 - 2046	39,196	39,026	-
	> 2.5mm	20	4.50 - 6.00%	2031 - 2046	64,362	64,452	2,542
Total Originated SBA 7(a) loans		1,062			$447,019	$459,150	$8,399
Originated SBC loans
	0 - 500k	18	3.25 - 8.10%	2021 - 2046	$4,899	$4,837	$-
	500k - 1mm	32	4.50 - 9.22%	2024 - 2030	26,034	25,679	709
	1mm - 1.5mm	43	4.68 - 10.00%	2019 - 2031	52,724	52,309	4,316
	1.5mm - 2mm	36	4.25 - 6.43%	2019 - 2032	62,180	62,353	1,560
	2mm - 2.5mm	27	4.60 - 6.06%	2022 - 2030	61,377	60,837	2,224
	> 2.5mm	124	3.73 - 7.50%	2019 - 2040	772,819	769,613	30,149
Total Originated SBC loans		280			$980,033	$975,628	$38,958
Originated SBC loans, at fair value
	1mm - 1.5mm	1	3.25 - 3.25%	2046 - 2046	$1,337	$1,337	$-
	1.5mm - 2mm	2	4.59 - 5.27%	2026 - 2031	4,023	4,023	-
	> 2.5mm	13	3.51 - 7.75%	2020 - 2032	106,578	106,251	-
Total Originated SBC loans, at fair value		16			$111,938	$111,611	$-
General Allowance for Loan Losses					(28,113)
Total Loans		5,560			$7,550,229	$7,644,183	$202,598

The table below presents activity for mortgage loans on real estate, including loans in consolidated VIEs.

(in thousands)	Loans, net	Loans, held for sale, at fair value	Total Loan Receivables
Balance as of December 31, 2018	$2,414,366	$115,258	$2,529,624
Origination of loan receivables	1,307,143	2,621,324	3,928,467
Purchases of loan receivables	739,002	9,149	748,151
Proceeds from disposition and principal payment of loan receivables	(826,702)	(2,628,521)	(3,455,223)
Loans acquired as part of ORM merger transaction	130,449	-	130,449
Net realized gain (loss) on sale of loan receivables	(5,700)	76,274	70,574
Net unrealized gain (loss) on loan receivables	760	289	1,049
Accretion/amortization of discount, premium and other fees	14,194	-	14,194
Loans consolidated as part of RCLT 2019-2 transaction	463,177	-	463,177
Payment of guaranteed loan financing	(177,815)	-	(177,815)
Transfers	1,262	(1,262)	-
Transfers to real estate owned, held for sale	(2,269)	-	(2,269)
Provision for loan losses	(3,684)	-	(3,684)
Balance as of December 31, 2019	$4,054,183	$192,511	$4,246,694
CECL Day 1 adjustment	(7,527)	-	(7,527)
Origination of loan receivables	699,650	5,076,936	5,776,586
Purchases of loan receivables	277,170	-	277,170
Proceeds from disposition and principal payment of loan receivables	(962,404)	(5,152,861)	(6,115,265)
Net realized gain (loss) on sale of loan receivables	(5,069)	218,809	213,740
Net unrealized gain (loss) on loan receivables	(1,105)	5,607	4,502
Accretion/amortization of discount, premium and other fees	8,434	-	8,434
Foreign currency gain (loss), net	4,509	-	4,509
Transfers	714	(714)	-
Transfers to real estate owned, held for sale	(11,339)	-	(11,339)
Provision for loan losses	(33,785)	-	(33,785)
Balance as of December 31, 2020	$4,023,431	$340,288	$4,363,719
Origination of loan receivables	3,826,182	5,356,406	9,182,588
Purchases of loan receivables	141,663	75,666	217,329
Proceeds from disposition and principal payment of loan receivables	(977,096)	(5,475,139)	(6,452,235)
Loans acquired as part of ANH merger transaction	-	102,798	102,798
Net realized gain (loss) on sale of loan receivables	(7,317)	154,801	147,484
Net unrealized gain (loss) on loan receivables	170	(3,023)	(2,853)
Accretion/amortization of discount, premium and other fees	13,232	-	13,232
Foreign currency gain (loss), net	(4,091)	-	(4,091)
Transfers	(1,138)	1,138	-
Transfers to real estate owned, held for sale	(9,015)	-	(9,015)
Provision for loan losses	(8,727)	-	(8,727)
Balance as of December 31, 2021	$6,997,294	$552,935	$7,550,229

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, the Company’s management believes that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information regarding our directors and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our 2021 annual meeting of stockholders (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2021.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

The information regarding certain matters pertaining to our corporate governance required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

Item 11.  Executive Compensation

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The tables on our equity compensation plan information and beneficial ownership required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

Item 14.  Principal Accountant Fees and Services

The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of the report

The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements:

Our consolidated financial statements, together with the independent registered public accounting firm's report thereon, are set forth on pages 105 through 169 of this annual report on Form 10-K and are incorporated herein by reference.  See Item 8, "Financial Statements and Supplementary Data," filed herewith, for a list of financial statements.

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

Merger Agreement, by and among Ready Capital Corporation, Ready Capital, RC Mosaic Sub, LLC, a Delaware limited liability company, Sutherland Partners, L.P., a Delaware limited partnership, Mosaic Real Estate Credit, LLC, a Delaware limited liability company, Mosaic Real Estate Credit TE, LLC, a Delaware limited liability company, MREC International Incentive Split, LP, a Delaware limited partnership, Mosaic Real Estate Credit Offshore, LP, a Cayman Islands exempted limited partnership, MREC Corp Sub 1 (VO), LLC, a Delaware limited liability company, MREC Corp Sub 2 (LA Office), LLC, a Delaware limited liability company, MREC Corp Sub 3 (Superblock), LLC, a Delaware limited liability company, Mosaic Special Member, LLC, a Delaware limited liability company, Mosaic Secured Holdings, LLC, a Delaware limited liability company, and MREC Management, LLC, dated as of November 3, 2021 (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed November 9, 2021)

2.2	*

Agreement and Plan of Merger, dated as of April 6, 2016, by and among ZAIS Financial Corp., ZAIS Financial Partners, L.P., ZAIS Merger Sub, LLC, Sutherland Asset Management Corporation and Sutherland Partners, L.P. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed April 7, 2016)

2.3	*

Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 9, 2016, by and among ZAIS Financial Corp., ZAIS Financial Partners, L.P., ZAIS Merger Sub, LLC, Sutherland Asset Management Corporation and Sutherland Partners, L.P. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 9, 2016)

2.4	*

Amendment No. 2 to the Agreement and Plan of Merger, dated as of August 4, 2016, by and among ZAIS Financial Corp., ZAIS Financial Partners, L.P., ZAIS Merger Sub, LLC, Sutherland Asset Management Corporation and Sutherland Partners, L.P. (incorporated by reference to Exhibit 2.3 of the Registrant’s Current Report on Form 8-K filed on November 4, 2016)

2.5	*

Agreement and Plan of Merger, by and among Ready Capital Corporation, ReadyCap Merger Sub LLC and Owens Realty Mortgage, Inc., dated as of November 7, 2018 (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed November 9, 2018)

2.6	*

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

Articles Supplementary to the Articles of Amendment of Ready Capital Corporation designating the shares of 6.25% Series C Cumulative Convertible Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 3.7 to the Registrant's Registration Statement on Form 8-A filed on March 19, 2021)

3.6	*

Articles Supplementary to the Articles of Amendment of Ready Capital Corporation designating the shares of 6.50% Series E Cumulative Redeemable Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on June 10, 2021)

3.7	*	Amended and Restated Bylaws of Ready Capital Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on September 26, 2018)

4.1	*	Specimen Common Stock Certificate of Ready Capital Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-4 filed on December 13, 2018)

4.2	*

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

Third Supplemental Indenture, dated as of February 26, 2019, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 of the Registrant's Annual Report on Form 10-K filed March 13, 2019)

4.8	*

Amendment No. 1, dated as of February 26, 2019, to the First Supplemental Indenture, dated as of August 9, 2017, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.8 of the Registrant's Annual Report on Form 10-K filed March 13, 2019)

4.9	*

Amendment No. 1, dated as of February 26, 2019, to the Second Supplemental Indenture, dated as of April 27, 2018, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 of the Registrant's Annual Report on Form 10-K filed March 13, 2019)

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

Sixth Supplemental Indenture, dated as of December 21, 2021, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed December 21, 2021)

4.13	*

Specimen Preferred Stock Certificate representing the shares of 6.25% Series C Cumulative Convertible Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 4.13 of the Registrant’s Registration Statement on Form 8-A filed on March 19, 2021)

4.14	*

Specimen Preferred Stock Certificate representing the shares of 6.50% Series E Cumulative Redeemable Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2021)

4.15		Description of Ready Capital Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	*

Second Amended and Restated Master Repurchase Agreement, dated June 26, 2017, between Waterfall Commercial Depositor LLC, Sutherland Asset I, LLC, Ready Cap Commercial, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K filed March 15, 2021)

10.2	*

Amended and Restated Master Loan and Security Agreement, dated June 30, 2016, by and among ReadyCap Lending, LLC, as borrower, Sutherland Asset Management Corporation, as guarantor and JPMorgan Chase Bank, N.A., as lender (incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K filed March 15, 2021)

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

10.4	*

First Amendment to Amended and Restated Management Agreement, dated as of December 6, 2020, by and among Ready Capital Corporation, Sutherland Partners, LP and Waterfall Asset Management, LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed December 8, 2020)

10.5	*

Master Repurchase Agreement, dated June 30, 2016, by and among Sutherland Asset I, LLC, Sutherland 2016-1 JPM Grantor Trust, Sutherland Asset Management Corporation and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2017)

10.6	*

Third Amended and Restated Agreement of Limited Partnership of Sutherland Partners, L.P., dated as of March 5, 2019, by and among Ready Capital Corporation, as General Partner, and the limited partners listed on Exhibit A thereto (incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K filed March 13, 2019)

10.7	*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed September 9, 2019)

10.8	*	Ready Capital Corporation 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K filed March 13, 2019)

10.9	*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K filed March 13, 2019)

10.10	*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)

10.11	*

Fourth Amended and Restated Master Repurchase Agreement, dated as of November 7, 2019, by and among ReadyCap Commercial, LLC, Sutherland Warehouse Trust II, Sutherland Asset I, LLC, Ready Capital Subsidiary REIT I, LLC, as sellers, U.S. Bank National Association, as depository and paying agent, and Deutsche Bank AG, New York Branch, as buyer (incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K filed March 15, 2021)

10.12	*

Third Amended and Restated Guaranty, dated as of November 7, 2019, from Sutherland Partners, L.P. to Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K filed March 15, 2021)

10.13	*

Interest Exchange Agreement, dated as of November 3, 2021, by and among Ready Capital Corporation, Sutherland Partners, L.P., MREC Management, LLC and Mosaic Special Member, LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed November 9, 2021)***

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

*** Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted. Ready Capital agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ready Capital Corporation

Date: February 28, 2022	By:	/s/ Thomas E. Capasse
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

Date: February 28, 2022	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board and Chief Executive
Officer
(Principal Executive Officer)

Date: February 28, 2022	By:	/s/ Jack J. Ross
Jack J. Ross
President and Director

Date: February 28, 2022	By:	/s/ Andrew Ahlborn
Andrew Ahlborn
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: February 28, 2022	By:	/s/ Frank P. Filipps
Frank P. Filipps
Director

Date: February 28, 2022	By:	/s/ Todd M. Sinai
Todd M. Sinai
Director

Date: February 28, 2022	By:	/s/ J. Mitchell Reese
J. Mitchell Reese
Director

	By:	/s/ Gilbert Nathan
Date: February 28, 2022		Gilbert Nathan
Director

Date: February 28, 2022	By:	/s/ Andrea Petro
Andrea Petro
Director

Date: February 28, 2022	By:	/s/ Dominique Mielle
Dominique Mielle
Director