Form 10-Q
period 2022-03-31
Ready Capital Corp
filed 2022-05-06
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Preferred Stock, 6.25% Series C Cumulative Convertible, par value $0.0001 per share

Preferred Stock, 6.50% Series E Cumulative Redeemable, par value $0.0001 per share

7.00% Convertible Senior Notes due 2023

	RC RC PRC RC PRE RCA	New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange
6.20% Senior Notes due 2026	RCB	New York Stock Exchange
5.75% Senior Notes due 2026	RCC	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

The Company has 84,107,749 shares of common stock, par value $0.0001 per share, 7,563,191 shares of Class B-1 common stock, par value $0.0001 per share, 7,563,191 shares of Class B-2 common stock, par value $0.0001 per share, 7,563,191 shares of Class B-3 common stock, par value $0.0001 per share and 7,563,191 shares of Class B-4 common stock, par value $0.0001 per share, outstanding as of May 5, 2022.

EXHIBIT 31.1 CERTIFICATIONS

EXHIBIT 31.2 CERTIFICATIONS

EXHIBIT 32.1 CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 10 U.S.C. SECTION 1350

EXHIBIT 32.2 CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 10 U.S.C. SECTION 1350

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$211,369	$229,531
Restricted cash	56,963	51,569
Loans, net (including $10,722 and $10,766 held at fair value)	4,062,335	2,915,446
Loans, held for sale, at fair value	523,214	552,935
Paycheck Protection Program loans (including $1,843 and $3,243 held at fair value)	554,656	870,352
Mortgage-backed securities, at fair value	93,259	99,496
Loans eligible for repurchase from Ginnie Mae	82,975	94,111
Investment in unconsolidated joint ventures (including $8,610 and $8,894 held at fair value)	149,475	141,148
Investments held to maturity (including $17,053 held at fair value)	57,285	—
Purchased future receivables, net	8,753	7,872
Derivative instruments	36,852	7,022
Servicing rights (including $159,834 and $120,142 held at fair value)	244,143	204,599
Real estate owned, held for sale	119,207	42,288
Other assets	186,089	172,098
Assets of consolidated VIEs	5,089,669	4,145,564
Total Assets	$11,476,244	$9,534,031
Liabilities
Secured borrowings	3,274,324	2,517,600
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	627,445	941,505
Securitized debt obligations of consolidated VIEs, net	3,864,150	3,214,303
Convertible notes, net	113,531	113,247
Senior secured notes, net	342,454	342,035
Corporate debt, net	446,118	441,817
Guaranteed loan financing	332,398	345,217
Contingent consideration	92,148	16,400
Liabilities for loans eligible for repurchase from Ginnie Mae	82,975	94,111
Derivative instruments	2,620	410
Dividends payable	51,161	34,348
Loan participations sold	56,386	—
Due to third parties	38,846	668
Accounts payable and other accrued liabilities	184,592	183,411
Total Liabilities	$9,509,148	$8,245,072
Preferred stock Series C, liquidation preference $25.00 per share (refer to Note 21)	8,361	8,361

Commitments & contingencies (refer to Note 25)

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share (refer to Note 21)	111,378	111,378
Common stock, $0.0001 par value, 500,000,000 shares authorized, 114,335,948 and 75,838,050 shares issued and outstanding, respectively	11	8
Additional paid-in capital	1,723,099	1,161,853
Retained earnings	21,661	8,598
Accumulated other comprehensive loss	(4,704)	(5,733)
Total Ready Capital Corporation equity	1,851,445	1,276,104
Non-controlling interests	107,290	4,494
Total Stockholders’ Equity	$1,958,735	$1,280,598
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$11,476,244	$9,534,031

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(in thousands, except share data)	2022	2021
Interest income	$124,405	$73,371
Interest expense	(61,017)	(50,761)
Net interest income before provision for loan losses	$63,388	$22,610
Recovery of (provision for loan losses)	(1,542)	8
Net interest income after (provision for) recovery of loan losses	$61,846	$22,618
Non-interest income
Residential mortgage banking activities	8,424	41,409
Net realized gain on financial instruments and real estate owned	8,007	8,846
Net unrealized gain on financial instruments	45,315	20,996
Servicing income, net of amortization and impairment of $3,345 and $1,942	10,528	15,635
Income on purchased future receivables, net of allowance for doubtful accounts of ($125) and $995	2,469	2,317
Income (loss) on unconsolidated joint ventures	6,563	(809)
Other income	6,501	571
Total non-interest income	$87,807	$88,965
Non-interest expense
Employee compensation and benefits	(27,968)	(22,777)
Allocated employee compensation and benefits from related party	(3,000)	(2,123)
Variable expenses on residential mortgage banking activities	(979)	(15,485)
Professional fees	(5,126)	(2,982)
Management fees – related party	(3,196)	(2,693)
Loan servicing expense	(8,920)	(6,104)
Transaction related expenses	(5,699)	(6,307)
Other operating expenses	(12,653)	(15,484)
Total non-interest expense	$(67,541)	$(73,955)
Income before provision for income taxes	82,112	37,628
Income tax provision	(17,849)	(8,681)
Net income	$64,263	$28,947
Less: Dividends on preferred stock	1,999	281
Less: Net income attributable to non-controlling interest	775	659
Net income attributable to Ready Capital Corporation	$61,489	$28,007

Earnings per common share - basic	$0.70	$0.49
Earnings per common share - diluted	$0.66	$0.49

Weighted-average shares outstanding
Basic	87,707,281	56,817,632
Diluted	95,402,494	56,843,448

Dividends declared per share of common stock	$0.42	$0.40

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income	$64,263	$28,947
Other comprehensive income - net change by component
Net change in hedging derivatives (cash flow hedges)	213	1,978
Foreign currency translation adjustment	766	991
Other comprehensive income	$979	$2,969
Comprehensive income	$65,242	$31,916
Less: Comprehensive income attributable to non-controlling interests	780	723
Comprehensive income attributable to Ready Capital Corporation	$64,462	$31,193

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three Months Ended March 31, 2022
	Preferred Stock Shares Outstanding			Common Stock	Preferred Stock			Common Stock	Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Series B	Series D	Series E	Shares Outstanding	Series B	Series D	Series E	Par Value	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at January 1, 2022	—	—	4,600,000	75,838,050	$—	$—	$111,378	$8	$1,161,853	$8,598	$(5,733)	$1,276,104	$4,494	$1,280,598
Dividend declared:
Common stock ($0.42 per share)	—	—	—	—	—	—	—	—	—	(48,426)	—	(48,426)	—	(48,426)
OP units	—	—	—	—	—	—	—	—	—	—	—	—	(735)	(735)
$0.3906250 per Series C preferred share	—	—	—	—	—	—	—	—	—	(131)	—	(131)	—	(131)
$0.406250 per Series E preferred share	—	—	—	—	—	—	—	—	—	(1,868)	—	(1,868)	—	(1,868)
Shares issued pursuant to merger transaction	—	—	—	30,252,764	—	—	—	3	437,308	—	—	437,311	—	437,311
OP units issued pursuant to merger transaction	—	—	—	—	—	—	—	—	—	—	—	—	20,745	20,745
Non-controlling interest acquired in merger transaction	—	—	—	—	—	—	—	—	—	—	—	—	82,257	82,257
Equity issuances	—	—	—	8,077,101	—	—	—	—	124,149	—	—	124,149	—	124,149
Offering costs	—	—	—	—	—	—	—	—	(763)	—	—	(763)	(4)	(767)
Distributions, net	—	—	—	—	—	—	—	—	—	—	—	—	(1,916)	(1,916)
Equity component of 2017 convertible note issuance	—	—	—	—	—	—	—	—	(108)	—	—	(108)	(1)	(109)
Stock-based compensation	—	—	—	252,260	—	—	—	—	3,646	—	—	3,646	—	3,646
Share repurchases	—	—	—	(84,227)	—	—	—	—	(1,261)	—	—	(1,261)	—	(1,261)
Reallocation of non-controlling interest	—	—	—	—	—	—	—	—	(1,725)	—	55	(1,670)	1,670	—
Net income	—	—	—	—	—	—	—	—	—	63,488	—	63,488	775	64,263
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	974	974	5	979
Balance at March 31, 2022	—	—	4,600,000	114,335,948	$—	$—	$111,378	$11	$1,723,099	$21,661	$(4,704)	$1,851,445	$107,290	$1,958,735

	Three Months Ended March 31, 2021
	Preferred Stock Shares Outstanding			Common Stock	Preferred Stock			Common Stock	Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Series B	Series D	Series E	Shares Outstanding	Series B	Series D	Series E	Par Value	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at January 1, 2021	—	—	—	54,368,999	$—	$—	$—	$5	$849,541	$(24,203)	$(9,947)	$815,396	$18,812	$834,208
Dividend declared:
Common stock ($0.40 per share)	—	—	—	—	—	—	—	—	—	(23,833)	—	(23,833)	—	(23,833)
OP units	—	—	—	—	—	—	—	—	—	—	—	—	(470)	(470)
$0.5390625 per Series B preferred share	—	—	—	—	—	—	—	—	—	(126)	—	(126)	(1)	(127)
$0.3906250 per Series C preferred share	—	—	—	—	—	—	—	—	—	(37)	—	(37)	—	(37)
$0.4765625 per Series D preferred share	—	—	—	—	—	—	—	—	—	(116)	—	(116)	(1)	(117)
Shares issued pursuant to merger transactions	1,919,378	2,010,278	—	16,774,337	47,984	50,257	—	2	239,535	—	—	337,778	—	337,778
Equity component of 2017 convertible note issuance	—	—	—	—	—	—	—	—	(99)	—	—	(99)	(2)	(101)
Stock-based compensation	—	—	—	115,604	—	—	—	—	522	—	—	522	—	522
Share repurchases	—	—	—	(37,241)	—	—	—	—	(987)	—	—	(987)	—	(987)
Net income	—	—	—	—	—	—	—	—	—	28,288	—	28,288	659	28,947
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	2,905	2,905	64	2,969
Balance at March 31, 2021	1,919,378	2,010,278	—	71,221,699	$47,984	$50,257	$—	$7	$1,088,512	$(20,027)	$(7,042)	$1,159,691	$19,061	$1,178,752

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash Flows From Operating Activities:
Net income	$64,263	$28,947
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	(5,739)	5,053
Stock-based compensation	1,963	1,578
Provision for (recovery of) loan losses	1,542	(8)
Impairment loss on real estate owned, held for sale	1,827	—
Repair and denial reserve	(2,193)	2,069
Allowance for doubtful accounts on purchased future receivables	(125)	995
Origination of loans, held for sale, at fair value	(990,563)	(1,467,502)
Proceeds from disposition and principal payments of loans, held for sale, at fair value	1,014,066	1,475,565
Net (income) loss of unconsolidated joint ventures, net of distributions	(4,779)	909
Realized (gains) losses, net	(11,689)	(44,022)
Unrealized (gains) losses, net	(46,912)	(21,130)
Changes in operating assets and liabilities
Purchased future receivables, net	(756)	3,073
Derivative instruments	495	(58,499)
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	(115)	10,203
Receivable from third parties	21,979	27,249
Other assets	(9,329)	(33,801)
Accounts payable and other accrued liabilities	(19,193)	19,120
Net cash provided by (used for) operating activities	$14,742	$(50,201)
Cash Flows From Investing Activities:
Origination of loans	(1,289,329)	(661,053)
Purchase of loans	(643,744)	(2,316)
Proceeds from disposition and principal payment of loans	371,142	192,763
Origination of Paycheck Protection Program loans	—	(1,248,895)
Purchase of Paycheck Protection Program loans	—	(3,866)
Proceeds from disposition and principal payment of Paycheck Protection Program loans	330,945	40,409
Funding of investments held to maturity	(406)	—
Proceeds from sale and principal payment of mortgage-backed securities, at fair value	5,168	1,417,871
Funding of real estate, held for sale	(902)	—
Proceeds from sale of real estate, held for sale	1,416	1,077
Investment in unconsolidated joint ventures	(8,700)	(4,669)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	5,152	8,221
Payment of liabilities under participation agreements, net of proceeds received	(17,270)	—
Net of cash provided by business acquisitions	123,566	49,917
Net cash used for investing activities	$(1,122,962)	$(210,541)
Cash Flows From Financing Activities:
Proceeds from secured borrowings	4,208,161	3,597,363
Repayment of secured borrowings	(3,516,612)	(4,609,399)
Proceeds from the Paycheck Protection Program Liquidity Facility borrowings	—	1,095,900
Repayment of the Paycheck Protection Program Liquidity Facility borrowings	(314,060)	(39,640)
Proceeds from issuance of securitized debt obligations of consolidated VIEs	928,257	510,955
Repayment of securitized debt obligations of consolidated VIEs	(259,705)	(201,310)
Proceeds from corporate debt	4,040	195,768
Repayment of corporate debt	—	(50,000)
Repayment of guaranteed loan financing	(30,486)	(19,320)
Payment of deferred financing costs	(11,477)	(12,337)
Proceeds from issuance of equity, net of issuance costs	123,382	—
Payment of contingent consideration	(9,000)	—
Settlement of share-based awards in satisfaction of withholding tax requirements	(1,261)	(987)
Dividend payments	(34,347)	(34,699)
Distributions to non-controlling interests, net	(1,916)	—
Net cash provided by financing activities	$1,084,976	$432,294
Net increase (decrease) in cash, cash equivalents, and restricted cash	(23,244)	171,552
Cash, cash equivalents, and restricted cash beginning balance	323,328	200,482
Cash, cash equivalents, and restricted cash ending balance	$300,084	$372,034
Supplemental disclosures:
Cash paid for interest	$49,854	$47,536
Cash paid for income taxes	$102	$—
Non-cash investing activities
Loans transferred from loans, net to loans, held for sale, at fair value	$1,507	$1,571
Loans transferred to real estate owned	$496	$1,276
Contingent consideration in connection with acquisitions	$84,348	$—
Non-cash financing activities
Shares issued in connection with merger transactions	$458,056	$239,537
Cash, cash equivalents, and restricted cash reconciliation
Cash and cash equivalents	$211,369	$308,428
Restricted cash	56,963	62,961
Cash, cash equivalents, and restricted cash in assets of consolidated VIEs	31,752	645
Cash, cash equivalents, and restricted cash ending balance	$300,084	$372,034
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

NOTES TO the CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization

Ready Capital Corporation (the “Company” or “Ready Capital” and together with its subsidiaries “we,” “us” and “our”), is a Maryland corporation. The Company is a multi-strategy real estate finance company that originates, acquires, finances and services small to medium balance commercial (“SBC”) loans, Small Business Administration (“SBA”) loans, residential mortgage loans, construction loans, and to a lesser extent, mortgage-backed securities (“MBS”) collateralized primarily by SBC loans, or other real estate-related investments. SBC loans represent a special category of commercial loans, sharing both commercial and residential loan characteristics. SBC loans are generally secured by first mortgages on commercial properties, but because SBC loans are also often accompanied by collateralization of personal assets and subordinate lien positions, aspects of residential mortgage credit analysis are utilized in the underwriting process.

The Company is externally managed and advised by Waterfall Asset Management, LLC (“Waterfall” or the “Manager”), an investment advisor registered with the United States Securities and Exchange Commission (“SEC”) under the Investment Advisors Act of 1940, as amended.

Sutherland Partners, L.P. (the “operating partnership”) holds substantially all of our assets and conducts substantially all of our business. As of March 31, 2022 and December 31, 2021, the Company owned approximately 98.5% and 99.6% of the operating partnership, respectively. The Company, as sole general partner of the operating partnership, has responsibility and discretion in the management and control of the operating partnership, and the limited partners of the operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the operating partnership. Therefore, the Company consolidates the operating partnership.

Acquisitions

Anworth Mortgage Asset Corporation. On March 19, 2021, the Company completed the acquisition of Anworth Mortgage Asset Corporation (“Anworth”), through a merger of Anworth with and into a wholly owned subsidiary of the Company, in exchange for approximately 16.8 million shares of the Company’s common stock and approximately $60.6 million in cash (“Anworth Merger”). In accordance with the Agreement and Plan of Merger, dated as of December 6, 2020 (the “Anworth Merger Agreement”), by and among the Company, RC Merger Subsidiary, LLC and Anworth, the number of shares of the Company’s common stock issued was based on an exchange ratio of 0.1688 per share plus $0.61 in cash. The total purchase price for the merger of $417.9 million consists of the Company’s common stock issued in exchange for shares of Anworth common stock and cash paid in lieu of fractional shares of the Company’s common stock, which was based on a price of $14.28 of the Company’s common stock on the acquisition date, and $0.61 in cash per share.

In addition, in connection with the Anworth merger, the Company issued 1,919,378 shares of newly designated 8.625% Series B Cumulative Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), 779,743 shares of newly designated 6.25% Series C Cumulative Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”), and 2,010,278 shares of newly designated 7.625% Series D Cumulative Redeemable Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”), in exchange for all shares of Anworth’s 8.625% Series A Cumulative Preferred Stock, 6.25% Series B Cumulative Convertible Preferred Stock and 7.625% Series C Cumulative Redeemable preferred stock outstanding prior to the effective time of the Anworth Merger. On July 15, 2021, the Company redeemed all of the outstanding Series B Preferred Stock and Series D Preferred Stock, in each case at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends up to, but excluding, the redemption date.

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

The acquisition of Anworth increased the Company’s equity capitalization, supported continued growth of the Company’s platform and execution of the Company’s strategy, and provided the Company with improved scale, liquidity and capital alternatives, including additional borrowing capacity. Also, the stockholder base resulting from the acquisition of Anworth enhanced the trading volume and liquidity for our stockholders. In addition, part of our strategy in acquiring Anworth was to manage the liquidation and runoff of certain assets within the Anworth portfolio and repay certain indebtedness on the

Anworth portfolio following the completion of the Anworth Merger, and to redeploy the capital into opportunities in our core SBC strategies and other assets we expect will generate attractive risk-adjusted returns and long-term earnings accretion. Consistent with this strategy, as of March 31, 2022, the Company has liquidated approximately $2.1 billion of assets, primarily consisting of agency residential mortgage-backed securities, which are guaranteed by the U.S. government or by federally sponsored enterprises, and repaid approximately $1.8 billion of indebtedness on the Anworth portfolio.

In addition, concurrently with entering into the Anworth Merger Agreement, we, the operating partnership and the Manager entered into the First Amendment to the Amended and Restated Management Agreement (the “Amendment”), pursuant to which, upon the closing of the Anworth Merger, the Manager’s base management fee will be reduced by $1,000,000 per quarter for each of the first full four quarters following the effective time of the Anworth Merger (the “Temporary Fee Reduction”). Other than the Temporary Fee Reduction set forth in the Amendment, the terms of the Management Agreement remain the same.

Red Stone. On July 31, 2021, the Company acquired Red Stone and its affiliates (“Red Stone”), a privately owned real estate finance and investment company that provides innovative financial products and services to multifamily affordable housing, in exchange for an initial purchase price of approximately $63 million paid in cash, retention payments to key executives aggregating $7 million in cash and 128,533 shares of common stock of the Company issued to Red Stone executives under the 2012 Plan. Refer to Note 21 – Redeemable Preferred Stock and Stockholders’ Equity for more information on the 2012 Plan. Additional purchase price payments may be made over the next three years if the Red Stone business achieves certain hurdles. The acquisition of Red Stone supported a significant growth opportunity for the Company by expanding presence in a sector with otherwise low correlation to our assets. Part of the Company’s strategy in acquiring Red Stone included the value of the anticipated synergies arising from the acquisition and the value of the acquired assembled workforce, neither of which qualify for recognition as an intangible asset. Refer to Note 5 for assets acquired and liabilities assumed in the merger.

Mosaic. On March 16, 2022, pursuant to the terms of that certain Merger Agreement, dated as of November 3, 2021, as amended on February 7, 2022, the Company acquired, in a series of mergers (collectively, the “Mosaic Mergers”), a group of privately held, real estate structured finance opportunities funds, with a focus on construction lending (collectively, the “Mosaic Funds”), managed by MREC Management, LLC.

As consideration for the Mosaic Mergers, each former investor was entitled to receive an equal number of shares of each of Class B-1 Common Stock, $0.0001 par value per share (the “Class B-1 Common Stock”), Class B-2 Common Stock, $0.0001 par value per share (the “Class B-2 Common Stock”) Class B-3 Common Stock, $0.0001 par value per share (the “Class B-3 Common Stock”), and Class B-4 Common Stock, $0.0001 par value per share (the “Class B-4 Common Stock” and, together with the Class B-1 Common Stock, the Class B-2 Common Stock and the Class B-3 Common Stock, the “Class B Common Stock”), of Ready Capital, contingent equity rights (“CERs”) representing the potential right to receive shares of Common Stock as of the end of the three-year period following the closing date of the Mosaic Mergers based upon the performance of the assets acquired by Ready Capital pursuant to the Mosaic Mergers, and cash consideration in lieu of any fractional shares of Class B Common Stock.

The Class B Common Stock rank equally with the common stock, except that the shares of Class B Common Stock are not listed on the New York Stock Exchange. Each tranche of Class B Common Stock will automatically convert into an equal number of shares of common stock on a quarterly basis over the course of a year following the closing date of the Mosaic Mergers. The CERs are contractual rights and do not represent any equity or ownership interest in Ready Capital or any of its affiliates. If any shares of common stock are issued in settlement of the CERs, each former investor will also be entitled to receive a number of additional shares of common stock equal to (i) the amount of any dividends or other distributions paid with respect to the number of whole shares of common stock received in respect of CERs and having a record date on or after the closing date of the Mergers and a payment date prior to the issuance date of such shares of common stock, divided by (ii) the greater of (a) the average of the volume weighted average prices of one share of common stock over the ten trading days preceding the determination date and (b) the most recently reported book value per share of common stock as of the determination date.

The acquisition further expanded the Company’s investment portfolio and origination platform to include a diverse portfolio of construction assets with attractive portfolio yields. Refer to Note 5 for assets acquired and liabilities assumed in the merger.

REIT Status

The Company qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with its first taxable year ended December 31, 2011. To maintain its tax status as a REIT, the Company distributes dividends equal to at least 90% of its taxable income in the form of distributions to shareholders.

Note 2. Basis of Presentation

The unaudited interim consolidated financial statements herein, referred to as the “consolidated financial statements”, as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)—as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.

The accompanying interim consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim period or the entire year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC.

Note 3. Summary of Significant Accounting Policies

Use of estimates

Preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. These estimates and assumptions are based on the best available information however, actual results could be materially different.

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

The Company’s loan originations in the second round of the program are accounted for as loans, held-for-investment under ASC 310. Loan origination fees and related direct loan origination costs are capitalized into the initial recorded investment in the loan and are deferred over the loan term. The Company recognizes the difference between the initial recorded investment and the principal amount of the loan as interest income using the effective yield method. The effective yield is determined based on the payment terms required by the loan contract as well as with actual and expected prepayments from loan forgiveness by the federal government.

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

Derivative instruments, at fair value

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments, comprised of credit default swaps (“CDSs”), interest rate swaps, TBA agency securities, FX forwards and interest rate lock commitments (“IRLCs”) as part of our risk management strategy. The Company accounts for derivative instruments under ASC 815, Derivatives and Hedging. All derivatives are reported as either assets or liabilities in the consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings unless hedge accounting is elected. As of March 31, 2022 and December 31, 2021, the Company has offset $0.2 million and $1.8 million, respectively, of cash collateral receivable against gross derivative liability positions. As of March 31, 2022 and December 31, 2021, the Company has not offset $0.8 million and $9.0 million, respectively, of cash collateral receivable against derivative liability positions and included it in restricted cash in the consolidated balance sheets.

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

Investments held to maturity

The Company accounts for held to maturity investments under ASC 320, Investments- Debt Securities. Such securities are accounted for at amortized cost and reviewed on a quarterly basis to determine if an allowance for credit losses should be recorded in the consolidated statements of income.

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

The qualitative assessment requires judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, macroeconomic conditions, industry and market conditions and relevant entity specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. In the fourth quarter of 2021, as a result of the qualitative assessment, the Company determined that it was more likely than not that the estimated fair value of each of the reporting units exceeded its respective estimated carrying value. Therefore, goodwill for each reporting unit was not impaired and a quantitative test was not required.

There were no events or changes in circumstances during the three months ended March 31, 2022 that would indicate that it was more likely than not that the fair value of each of the reporting units did not exceed its respective carrying value as of March 31, 2022.

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

Contingent consideration

The Company accounts for certain liabilities recognized in relation to mergers and acquisitions as contingent consideration whereby the fair value of this liability is dependent on certain criteria. Contingent consideration is classified as level 3 in the fair value hierarchy with fair value adjustments reported within other income (loss) in the consolidated statements of income.

Loan participations sold

The Company accounts for loan participations sold, which represents an interest in a loan receivable sold, as a liability on the consolidated balance sheets as these arrangements do not qualify as a sale under GAAP. Such liabilities are non-recourse and remain on the consolidated balance sheets until the loan is repaid.

Due to third parties

Due to third parties primarily relates to funds held by the Company to advance certain expenditures necessary to fulfill our obligations under our existing indebtedness or to be released at our discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans. While retained, these balances earn interest in accordance with the specific loan terms they are associated with.

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

Non-controlling interests

Non-controlling interests are presented on the consolidated balance sheets and the consolidated statements of income and represent direct investment in the operating partnership by Sutherland OP Holdings II, Ltd., which is managed by our Manager, and third parties. In addition, the Company has non-controlling interest related to the operating partnership units issued to satisfy a portion of the purchase price in connection with the Mosaic Merger.

Fair value option

ASC 825, Financial Instruments, provides a fair value option election that allows entities to make an election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately in our consolidated balance sheets from those instruments using another accounting method.

We have elected the fair value option for certain loans held-for-sale originated by the Company that we intend to sell in the near term. The fair value elections for loans, held for sale, at fair value originated by the Company were made due to the short-term nature of these instruments. This includes loans originated in round one of the PPP, loans held-for-sale originated by GMFS that the Company intends to sell in the near term and residential MSRs. We additionally elected the fair value option for certain held to maturity investments and investments in unconsolidated joint ventures due to their short-term tenor.

Share repurchase program

The Company accounts for repurchases of its common stock as a reduction in additional paid in capital. The amounts recognized represent the amount paid to repurchase these shares and are categorized on the balance sheet and changes in equity as a reduction in additional paid in capital.

Earnings per share

We present both basic and diluted earnings per share (“EPS”) amounts in our consolidated financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from our share-based compensation, consisting of unvested restricted stock units (“RSUs”), unvested restricted stock awards (“RSAs”), performance-based equity awards, as well as the dilutive impact of convertible senior notes and convertible preferred stock under the if-converted method. Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

All of the Company’s unvested RSUs, unvested RSAs, preferred stock, Class B Common Stock and CERs contain rights to receive non-forfeitable dividends and, thus, are participating securities. Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities.

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

The Company has not adopted any of the optional expedients or exceptions through March 31, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions.
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

The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Effective for fiscal years beginning after December 15, 2021 and may be adopted through either a modified retrospective method of transition or a fully retrospective method of transition.

Note 5. Business Combinations

On March 16, 2022, the Company acquired the Mosaic Funds, a group of privately held, real estate structured finance opportunities funds, with a focus on construction lending. See Note 1 for more information about the Mosaic Mergers. The consideration transferred was allocated to the assets acquired and liabilities assumed based on their respective fair values. The methodologies used, and key assumptions made, to estimate the fair value of the assets acquired and liabilities assumed are primarily based on future cash flows and discount rates.

The table below summarizes the fair value of assets acquired and liabilities assumed from the acquisition.

(in thousands)	March 16, 2022
Assets
Cash and cash equivalents	$100,236
Restricted cash	23,330
Loans, net	432,779
Investments held to maturity (including $17,053 held at fair value)	165,302
Real estate owned, held for sale	78,693
Other assets	25,761
Total assets acquired	$826,101
Liabilities
Secured borrowings	66,202
Loan participations sold	73,656
Due to third parties	24,634
Accounts payable and other accrued liabilities	38,182
Total liabilities assumed	$202,674
Net assets acquired	$623,427
Non-controlling interests	(82,257)
Net assets acquired, net of non-controlling interests	$541,170

The table below illustrates the aggregate consideration transferred, net assets acquired, and the related goodwill.

(in thousands)
Fair value of net assets acquired	$541,170

Consideration transferred based on the value of Class B shares issued	437,311
Consideration transferred based on the value of OP units issued	20,745
Fair value of CERs issued	84,348
Total consideration transferred	$542,404

Goodwill	$1,234

The table above includes contingent consideration in the form of CERs valued at approximately $84.3 million or $2.79 per CER. See Note 7 for more information about the valuation of the CER.

On July 31, 2021, the Company acquired Red Stone, a privately owned real estate finance and investment company that provides innovative financial products and services to multifamily affordable housing. See Note 1 for more information about the Red Stone acquisition. The consideration transferred was allocated to the assets acquired and liabilities assumed based on their respective fair values.  The methodologies used, and key assumptions made, to estimate the fair value of the assets acquired and liabilities assumed are primarily based on future cash flows and discount rates.

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

(in thousands)
Fair value of net assets acquired	$62,508

Cash paid	63,000
Contingent consideration	12,400
Total consideration transferred	$75,400

Goodwill	$12,892

In the table above, the future value of the contingent consideration is dependent on the probability of the acquiree achieving certain financial performance targets using earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a metric. The increase in value during the three months ended March 31, 2022 was due to a higher probability of achieving projected EBITDA at the measurement date.

On March 19, 2021, the Company completed a merger with Anworth, a specialty finance company that focused primarily on residential mortgage-backed securities and loans that are either rated “investment grade” or are guaranteed by federally sponsored enterprises. See Note 1 for more information about the Anworth Merger. The consideration transferred was allocated to the assets acquired and liabilities assumed based on their respective fair values. The methodologies used and key assumptions made to estimate the fair value of the assets acquired and liabilities assumed are primarily based on future cash flows and discount rates.

The table below summarizes the fair value of assets acquired and liabilities assumed from the merger.

(in thousands)	March 19, 2021
Assets
Cash and cash equivalents	$110,545
Mortgage-backed securities, at fair value	2,010,504
Loans, held for sale, at fair value	102,798
Real estate owned, held for sale	26,107
Accrued interest	8,183
Other assets	38,216
Total assets acquired	$2,296,353
Liabilities
Secured borrowings	1,784,047
Corporate debt, net	36,250
Derivative instruments, at fair value	60,719
Accounts payable and other accrued liabilities	4,811
Total liabilities assumed	$1,885,827
Net assets acquired	$410,526

In the table above, the gross contractual unpaid principal amount for acquired loans held for sale, at fair value was $98.3 million, all of which is expected to be collected.

The table below illustrates the aggregate consideration transferred, net assets acquired, and the related goodwill.

(in thousands, except per share data)
Fair value of net assets acquired		$410,526

Anworth shares outstanding at March 19, 2021		99,374
Exchange ratio	x	0.1688
Shares issued		16,774
Market price as of March 19, 2021		$14.28
Consideration transferred based on value of common shares issued		$239,537

Cash paid per share		$0.61
Cash paid based on outstanding Anworth shares		$60,626

Preferred Stock, Series B Issued		1,919,378
Market price as of March 19, 2021		$25.00
Consideration transferred based on value of Preferred Stock, Series B issued		$47,984

Preferred Stock, Series C Issued		779,743
Market price as of March 19, 2021		$25.00
Consideration transferred based on value of Preferred Stock, Series C issued		$19,494

Preferred Stock, Series D Issued		2,010,278
Market price as of March 19, 2021		$25.00
Consideration transferred based on value of Preferred Stock, Series D issued		$50,257
Total consideration transferred		$417,898
Goodwill		$7,372

In a business combination, the initial allocation of the purchase price is considered preliminary and therefore, is subject to change until the end of the measurement period. The final determination must occur within one year of the acquisition date. Because the measurement period is still open for the Mosaic Mergers and the Red Stone acquisition, certain fair value estimates may change once all information necessary to make a final fair value assessment has been received. As of March 31, 2022, the goodwill recorded in connection with the Mosaic Mergers, Anworth Merger and Red Stone acquisition have been allocated to the SBC Lending and Acquisitions segment.

The following pro-forma income and earnings (unaudited) of the combined company are presented as if the Mosaic Mergers had occurred on January 1, 2022 and January 1, 2021.

(in thousands)	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Selected Financial Data
Interest income	$137,466	$90,818
Interest expense	(63,942)	(55,620)
Recovery of (provision for) loan losses	(1,542)	8
Non-interest income	88,474	88,998
Non-interest expense	(75,927)	(77,757)
Income before provision for income taxes	$84,529	$46,447
Income tax expense	(17,849)	(8,681)
Net income	$66,680	$37,766

Non-recurring pro-forma transaction costs directly attributable to the Mosaic Mergers were $5.7 million for the three months ended March 31, 2022, and have been deducted from the non-interest expense amount above. These costs included legal, accounting, valuation, and other professional or consulting fees directly attributable to the Mosaic Mergers.

The following pro-forma income and earnings (unaudited) of the combined company are presented as if the Anworth Merger had occurred on January 1, 2021 and January 1, 2020.

(in thousands)	December 31, 2021	December 31, 2020
Selected Financial Data
Interest income	$415,245	$341,733
Interest expense	(217,089)	(220,370)
Provision for loan losses	(8,049)	(35,394)
Non-interest income	322,477	399,075
Non-interest expense	(318,391)	(570,884)
Income before provision for income taxes	$194,193	$(85,840)
Income tax expense	(29,083)	(8,385)
Net income	$165,110	$(94,225)

Non-recurring pro-forma transaction costs directly attributable to the Anworth Merger were $7.8 million for the year ended December 31, 2021, and have been deducted from the non-interest expense amount above. These costs included legal, accounting, valuation, and other professional or consulting fees directly attributable to the merger.  There were no such transaction costs for the three months ended March 31, 2022.

Due to the relative size of the Red Stone business acquisition, pro forma financial information is considered not material.

Note 6. Loans and allowance for credit losses

Loans includes (i) loans held for investment that are accounted for at amortized cost net of allowance for credit losses or (ii) loans held at fair value under the fair value option and (iii) loans held for sale at fair value that are accounted for at the lower of cost or fair value. The classification for a loan is based on product type and management’s strategy for the loan. Loans with the “Other” classification are generally SBC acquired loans that have nonconforming characteristics for the Fixed rate, Bridge, or Freddie Mac securitizations due to loan size, rate type, collateral, or borrower criteria.

Loan portfolio

The table below summarizes the classification, UPB, and carrying value of loans held by the Company including loans of consolidated VIEs.

	March 31, 2022		December 31, 2021
(in thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Residential	$3,866	$4,042	$3,641	$3,914
SBA - 7(a)	495,662	512,922	503,991	519,408
Fixed rate	366,772	363,139	344,673	341,356
Freddie Mac	3,093	2,985	3,087	2,985
Bridge	2,523,307	2,542,457	1,849,524	1,861,932
Construction	370,888	365,890	—	—
Other	339,616	344,000	243,746	248,246
Total Loans, before allowance for loan losses	$4,103,204	$4,135,435	$2,948,662	$2,977,841
Allowance for loan losses	$(40,869)	$—	$(33,216)	$—
Total Loans, net	$4,062,335	$4,135,435	$2,915,446	$2,977,841
Loans in consolidated VIEs
Fixed rate	$701,411	$699,420	$749,364	$746,720
Bridge	3,754,406	3,785,302	2,693,186	2,717,487
SBA - 7(a)	81,446	90,457	88,348	98,604
Other	401,003	401,571	563,111	562,771
Total Loans, in consolidated VIEs, before allowance for loan losses	$4,938,266	$4,976,750	$4,094,009	$4,125,582
Allowance for loan losses on loans in consolidated VIEs	$(10,375)	$—	$(12,161)	$—
Total Loans, net, in consolidated VIEs	$4,927,891	$4,976,750	$4,081,848	$4,125,582
Loans, held for sale, at fair value
Residential	$211,490	$211,258	$269,164	$263,479
SBA - 7(a)	50,008	45,925	42,760	38,966
Fixed rate	203,533	212,643	197,290	195,114
Freddie Mac	52,934	52,131	42,384	41,864
Other	5,249	4,940	1,337	1,337
Total Loans, held for sale, at fair value	$523,214	$526,897	$552,935	$540,760
Total Loans, net and Loans, held for sale, at fair value	$9,513,440	$9,639,082	$7,550,229	$7,644,183
Paycheck Protection Program loans
Paycheck Protection Program loans, held-for-investment	$552,813	$598,222	$867,109	$927,766
Paycheck Protection Program loans, held at fair value	1,843	1,843	3,243	3,243
Total Paycheck Protection Program loans	$554,656	$600,065	$870,352	$931,009
Total Loan portfolio	$10,068,096	$10,239,147	$8,420,581	$8,575,192

Loan vintage and credit quality indicators

The Company monitors the credit quality of its loan portfolio based on primary credit quality indicators, such as delinquency rates. Loans that are 30 days or more past due, provide an indication of the borrower’s capacity and willingness to meet its financial obligations. In the tables below, Total Loans, net includes Loans, net in consolidated VIEs and a specific allowance for loan losses of $21.2 million, including $5.0 million of reserves of PCD loans as of March 31, 2022 and $17.3 million as of December 31, 2021.

The tables below summarize the classification, UPB and carrying value of loans by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2022	2021	2020	2019	2018	Pre 2018	Total
March 31, 2022
Bridge	$6,327,759	$1,446,625	$3,842,348	$414,683	$361,566	$170,180	$37,993	$6,273,395
Construction	365,890	—	—	10,000	294,733	61,156	—	365,889
Fixed rate	1,062,559	38,327	140,039	95,325	367,363	149,647	273,285	1,063,986
Freddie Mac	2,985	—	—	3,093	—	—	—	3,093
Residential	4,042	1,099	578	342	434	183	1,170	3,806
SBA - 7(a)	603,379	26,715	87,276	43,287	97,291	111,997	205,964	572,530
Other	745,571	410	22,790	17,799	73,794	20,510	602,294	737,597
Total Loans, before general allowance for loan losses	$9,112,185	$1,513,176	$4,093,031	$584,529	$1,195,181	$513,673	$1,120,706	$9,020,296
General allowance for loan losses								$(30,070)
Total Loans, net								$8,990,226
	UPB	2021	2020	2019	2018	2017	Pre 2017	Total
December 31, 2021
Bridge	$4,579,419	$3,461,864	$430,248	$399,603	$205,855	$11,327	$29,490	$4,538,387
Fixed rate	1,088,076	142,801	103,528	393,563	163,912	98,123	187,918	1,089,845
Freddie Mac	2,985	—	3,093	—	—	—	—	3,093
Residential	3,914	1,413	492	468	—	—	1,215	3,588
SBA - 7(a)	618,012	92,030	44,955	104,938	122,242	49,031	173,616	586,812
Other	811,017	4,523	22,973	76,320	31,570	14,868	653,428	803,682
Total Loans, before general allowance for loan losses	$7,103,423	$3,702,631	$605,289	$974,892	$523,579	$173,349	$1,045,667	$7,025,407
General allowance for loan losses								$(28,113)
Total Loans, net								$6,997,294

The tables below present delinquency information on loans, net by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2022	2021	2020	2019	2018	Pre 2018	Total
March 31, 2022
Current and less than 30 days past due	$8,561,756	$1,513,068	$3,798,728	$557,213	$1,166,628	$386,401	$1,067,937	$8,489,975
30 - 59 days past due	328,043	—	293,373	23,653	786	161	7,033	325,006
60+ days past due	222,386	108	930	3,663	27,767	127,111	45,736	205,315
Total Loans, before general allowance for loan losses	$9,112,185	$1,513,176	$4,093,031	$584,529	$1,195,181	$513,673	$1,120,706	$9,020,296
General allowance for loan losses								$(30,070)
Total Loans, net								$8,990,226
		Carrying Value by Year of Origination
	UPB	2021	2020	2019	2018	2017	Pre 2017	Total
December 31, 2021
Current and less than 30 days past due	$6,901,474	$3,666,020	$596,289	$953,269	$473,798	$167,629	$984,680	$6,841,685
30 - 59 days past due	73,836	35,549	352	18,393	3,714	228	14,601	72,837
60+ days past due	128,113	1,062	8,648	3,230	46,067	5,492	46,386	110,885
Total Loans, before general allowance for loan losses	$7,103,423	$3,702,631	$605,289	$974,892	$523,579	$173,349	$1,045,667	$7,025,407
General allowance for loan losses								$(28,113)
Total Loans, net								$6,997,294

The table below presents delinquency information on loans, net by portfolio.

(in thousands)	Current	30-59 days past due	60+ days past due	Total	Non-Accrual Loans	90+ days past due and Accruing
March 31, 2022
Bridge	$5,887,923	$311,877	$73,595	$6,273,395	$40,672	$—
Construction	290,733	—	75,156	365,889	75,156	—
Fixed rate	1,040,035	4,652	19,299	1,063,986	23,951	—
Freddie Mac	—	—	3,093	3,093	3,093	—
Residential	1,482	—	2,324	3,806	2,443	—
SBA - 7(a)	565,526	2,844	4,160	572,530	9,251	—
Other	704,276	5,633	27,688	737,597	29,343	—
Total Loans, before general allowance for loan losses	$8,489,975	$325,006	$205,315	$9,020,296	$183,909	$—
General allowance for loan losses				$(30,070)
Total Loans, net				$8,990,226
Percentage of loans outstanding	94.1%	3.6%	2.3%	100%	2.0%	0.0%
December 31, 2021
Bridge	$4,451,230	$52,997	$34,160	$4,538,387	$28,820	$—
Fixed rate	1,057,708	—	32,137	1,089,845	24,031	—
Freddie Mac	—	—	3,093	3,093	3,093	-
Residential	1,674	—	1,914	3,588	1,914	—
SBA - 7(a)	576,593	6,741	3,478	586,812	15,119	—
Other	754,480	13,099	36,103	803,682	26,525	—
Total Loans, before general allowance for loan losses	$6,841,685	$72,837	$110,885	$7,025,407	$99,503	$—
General allowance for loan losses				$(28,113)
Total Loans, net				$6,997,294
Percentage of loans outstanding	97.4%	1.0%	1.6%	100%	1.4%	0.0%

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

The table below presents quantitative information on the credit quality of loans, net.

	Loan-to-Value (1)
(in thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
March 31, 2022
Bridge	$—	$272,735	$622,608	$4,962,629	$397,974	$17,449	$6,273,395
Construction	27,331	10,000	48,175	280,383	—	—	365,889
Fixed rate	12,460	37,964	411,511	581,448	9,958	10,645	1,063,986
Freddie Mac	—	—	—	3,093	—	—	3,093
Residential	66	276	1,376	1,336	598	154	3,806
SBA - 7(a)	7,892	43,054	117,329	189,350	82,710	132,195	572,530
Other	203,275	281,597	182,381	52,667	10,343	7,334	737,597
Total Loans, before general allowance for loan losses	$251,024	$645,626	$1,383,380	$6,070,906	$501,583	$167,777	$9,020,296
General allowance for loan losses							$(30,070)
Total Loans, net							$8,990,226
Percentage of loans outstanding	2.8%	7.2%	15.3%	67.3%	5.5%	1.9%
December 31, 2021
Bridge	$—	$107,606	$338,355	$3,432,820	$640,215	$19,391	$4,538,387
Fixed rate	13,983	40,570	390,213	624,462	9,972	10,645	1,089,845
Freddie Mac	—	—	—	3,093	—	—	3,093
Residential	69	262	835	1,050	1,219	153	3,588
SBA - 7(a)	7,219	41,943	119,114	197,950	81,388	139,198	586,812
Other	221,823	300,723	185,538	76,590	8,701	10,307	803,682
Total Loans, before general allowance for loan losses	$243,094	$491,104	$1,034,055	$4,335,965	$741,495	$179,694	$7,025,407
General allowance for loan losses							$(28,113)
Total Loans, net							$6,997,294
Percentage of loans outstanding	3.5%	7.0%	14.7%	61.7%	10.5%	2.6%
(1) Loan-to-value is calculated using carrying amount as a percentage of current collateral value

The table below presents the geographic concentration of loans, net, secured by real estate.

Geographic Concentration (% of Unpaid Principal Balance)	March 31, 2022	December 31, 2021
Texas	19.1%	19.2%
California	12.3	14.3
Arizona	7.3	7.4
Georgia	7.2	7.0
Florida	6.7	6.7
New York	5.8	7.3
Illinois	4.8	4.3
North Carolina	2.7	2.6
Washington	1.7	2.1
Colorado	1.4	1.9
Other	31.0	27.2
Total	100.0%	100.0%

The table below presents the collateral type concentration of loans, net.

Collateral Concentration (% of Unpaid Principal Balance)	March 31, 2022	December 31, 2021
Multi-family	61.8%	54.4%
Mixed Use	8.4	7.1
Retail	7.6	10.2
SBA	6.6	8.7
Office	6.1	8.2
Industrial	5.0	6.4
Lodging/Residential	2.1	1.8
Other	2.4	3.2
Total	100.0%	100.0%

The table below presents the collateral type concentration of SBA loans within loans, net.

Collateral Concentration (% of Unpaid Principal Balance)	March 31, 2022	December 31, 2021
Lodging	15.4%	17.0%
Offices of Physicians	9.0	10.9
Child Day Care Services	6.9	7.4
Eating Places	4.3	5.0
Gasoline Service Stations	4.1	3.7
Veterinarians	2.2	2.4
Funeral Service & Crematories	1.8	1.9
Grocery Stores	1.7	1.8
Car washes	1.3	1.4
Couriers	1.3	1.3
Other	52.0	47.2
Total	100.0%	100.0%

Allowance for credit losses

The allowance for credit losses consists of the allowance for losses on loans and lending commitments accounted for at amortized cost. Such loans and lending commitments are reviewed quarterly considering credit quality indicators, including probable and historical losses, collateral values, LTV ratios, and economic conditions.

The table below presents the allowance for loan losses by loan product and impairment methodology.

(in thousands)	Bridge	Construction	Fixed rate	Residential	SBA - 7(a)	Other	Total Allowance for loan losses
March 31, 2022
General	$15,560	$323	$2,327	$—	$8,656	$3,204	$30,070
Specific	4,318	—	4,197	60	4,577	3,022	16,174
PCD	—	5,000	—	—	—	—	5,000
Ending balance	$19,878	$5,323	$6,524	$60	$13,233	$6,226	$51,244
December 31, 2021
General	$15,204	$—	$2,667	$8	$6,653	$3,581	$28,113
Specific	4,315	—	4,194	52	5,527	3,176	17,264
Ending balance	$19,519	$—	$6,861	$60	$12,180	$6,757	$45,377

The table below presents a summary of the changes in the allowance for loan losses.

(in thousands)	Bridge	Construction	Fixed rate	Residential	SBA - 7(a)	Other	Total Allowance for loan losses
Three Months Ended March 31, 2022
Beginning balance	$19,519	$—	$6,861	$60	$12,180	$6,757	$45,377
Provision for (recoveries of) loan losses	359	323	(337)	—	1,272	(376)	1,241
Purchased financial assets with credit deterioration	—	5,000	—	—	—	—	5,000
Charge-offs and sales	—	—	—	—	(173)	—	(173)
Recoveries	—	—	—	—	(46)	(155)	(201)
Ending balance	$19,878	$5,323	$6,524	$60	$13,233	$6,226	$51,244
Three Months Ended March 31, 2021
Beginning balance	$14,588	$—	$7,629	$52	14,600	$9,863	$46,732
Provision for (recoveries of) loan losses	2,469	—	124	8	(355)	(1,683)	563
Charge-offs and sales	—	—	(1,000)	—	(658)	—	(1,658)
Recoveries	—	—	—	—	12	—	12
Ending balance	$17,057	$—	$6,753	$60	$13,599	$8,180	$45,649

The table above excludes $0.6 million and $0.4 million of allowance for loan losses on unfunded lending commitments as of March 31, 2022 and March 31, 2021, respectively. Refer to Note 3 – Summary of Significant Accounting Policies for more information on our accounting policies, methodologies and judgment applied to determine the allowance for loan losses and lending commitments.

Non-accrual loans

A loan is placed on nonaccrual status when it is probable that principal and interest will not be collected under the original contractual terms. At that time, interest income is no longer accrued.

The table below presents information on non-accrual loans.

(in thousands)	March 31, 2022	December 31, 2021
Non-accrual loans
With an allowance	$107,378	$71,645
Without an allowance	76,531	27,858
Total recorded carrying value of non-accrual loans	$183,909	$99,503
Allowance for loan losses related to non-accrual loans	$(21,172)	$(17,264)
Unpaid principal balance of non-accrual loans	$203,607	$119,554

	March 31, 2022	March 31, 2021
Interest income on non-accrual loans for the three months ended	$46	$615

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

The table below presents details on TDR loans by type.

	March 31, 2022			December 31, 2021
(in thousands)	SBC	SBA	Total	SBC	SBA	Total
Carrying value of modified loans classified as TDRs:
On accrual status	$863	$11,769	$12,632	$284	$8,242	$8,526
On non-accrual status	9,581	7,495	17,076	11,220	11,409	22,629
Total carrying value of modified loans classified as TDRs	$10,444	$19,264	$29,708	$11,504	$19,651	$31,155
Allowance for loan losses on loans classified as TDRs	$45	$1,926	$1,971	$46	$2,626	$2,672

The table below presents TDR loan activity and the financial effects of these modifications by type.

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(in thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	1	3	4	1	7	8
Pre-modification recorded balance (a)	$496	$466	$962	$1,276	$1,442	$2,718
Post-modification recorded balance (a)	$496	$154	$650	$1,276	$975	$2,251

Number of loans that remain in default (b)	1	—	1	—	—	—
Balance of loans that remain in default (b)	$496	$—	$496	$—	$—	$—

Concession granted (a):
Term extension	$—	$154	$154	$—	$974	$974
Interest rate reduction	—	—	—	—	—	—
Principal reduction	—	—	—	—	—	—
Foreclosure	496	—	496	1,276	—	1,276
Total	$496	$154	$650	$1,276	$974	$2,250
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

The remaining elements of the Company’s modification programs are generally considered insignificant and do not have a material impact on financial results. For loans that the Company determines foreclosure of the collateral is probable, expected losses are measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. As of March 31, 2022 and December 31, 2021, the Company’s total carrying amount of loans in the foreclosure process was $0.7 million and $2.3 million, respectively.

PCD loans

During the three months ended March 31, 2022 the Company acquired credit deteriorated loans in connection with the Mosaic Mergers. The table below presents details on PCD loans.

(in thousands)	Three Months Ended March 31, 2022
Unpaid principal balance	$21,960
Allowance for credit losses at the acquisition date	(5,000)
Non-credit premium at acquisition	5,000
Purchase price of loans classified as PCD	$21,960

The Company did not acquire any PCD loans in the three months ended March 31, 2021.

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

Level 3 — One or more pricing inputs is significant to the overall valuation and unobservable. Significant unobservable inputs are based on the best information available in the circumstances, to the extent observable inputs are not available, including the Company’s own assumptions used in determining the fair value of financial instruments. Fair value for these investments are determined using valuation methodologies that consider a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment.

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

The fair value of the acquired contingent consideration was determined using a Monte Carlo simulation model which considers various potential results based on Level 3 inputs, including management’s latest estimates of future operating results. Fair value measurements of the contingent consideration liability, are sensitive to changes in assumptions related to earnings before tax (“EBT”), discount rate and risk-free rate of return. Contingent consideration also consists of CERs. Pursuant to the CER agreement, if, as of the revaluation date, the sum of the updated fair value of the acquired portfolio less all advances made on such assets, plus all principal payments, return of capital and liquidation proceeds received on such assets exceeds the initial discounted fair value of the acquired portfolio, then the Company will issue to the CER holders, with respect to each CER, a number of shares of common stock equal to 90% of the lesser of the valuation excess and the discount amount, divided by the number of initially issued CERs divided by the Company share value, with cash being paid in lieu of any fractional shares of common stock otherwise due to such holder. In addition, each CER holder will be entitled to receive a number of additional shares of common stock equal to (i) the amount of any dividends or other distributions paid with respect to the number of whole shares of common stock received by such CER holder in respect of such holder’s CERs and having a record date on or after the closing of the Mosaic Mergers and a payment date prior to the issuance date of such shares of common stock, divided by (ii) the Company share value. The probability-weighted expected return method (“PWERM”) was utilized to estimate the return of capital and liquidation proceeds of the acquired asset portfolio, considering each possible outcome, including the economic and projected performance of each acquired asset, using a probability of 65%-100% return of capital. The discounted cashflow technique was utilized by the Company to assess the updated value of the acquired portfolio as of the revaluation date. The fair value of dividend distributions to the CER holders was determined using a Monte Carlo simulation model which considers various potential results based on the CER payments, volatility of the Company’s share value and projected dividend distributions.

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

The table below presents financial instruments carried at fair value on a recurring basis.

(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2022
Assets:
Loans, held for sale, at fair value	$—	$319,256	$203,958	$523,214
Loans, net, at fair value	—	—	10,722	10,722
Investments held to maturity	—	—	17,053	17,053
Paycheck Protection Program loans	—	1,843	—	1,843
MBS, at fair value	—	86,245	7,014	93,259
Derivative instruments, at fair value	—	36,852	—	36,852
Residential MSRs, at fair value	—	—	159,834	159,834
Investment in unconsolidated joint ventures	—	—	8,610	8,610
Total assets	$—	$444,196	$407,191	$851,387

Liabilities:
Derivative instruments, at fair value	$—	$4	$2,616	$2,620
Contingent consideration	—	—	92,148	92,148
Total liabilities	$—	$4	$94,764	$94,768
December 31, 2021
Assets:
Loans, held for sale, at fair value	$—	$321,070	$231,865	$552,935
Loans, net, at fair value	—	—	10,766	10,766
Paycheck Protection Program loans	—	—	3,243	3,243
MBS, at fair value	—	97,915	1,581	99,496
Derivative instruments, at fair value	—	4,683	2,339	7,022
Residential MSRs, at fair value	—	—	120,142	120,142
Investment in unconsolidated joint ventures	—	—	8,894	8,894
Total assets	$—	$423,668	$378,830	$802,498

Liabilities:
Derivative instruments, at fair value	$—	$410	$—	$410
Contingent consideration	—	—	16,400	16,400
Total liabilities	$—	$410	$16,400	$16,810

The table below presents the valuation techniques and significant unobservable inputs used to value Level 3 financial instruments, using third party information without adjustment.

(in thousands)	Fair Value	Predominant Valuation Technique (a)	Type	Range	Weighted Average
March 31, 2022
Investments held to maturity	$17,053	Income Approach	Discount rate	8.4 - 16.0%	9.8%
Residential MSRs, at fair value	$159,834	Income Approach	Forward prepayment rate | Forward Default Rate | Discount rate | Servicing expense	(b)	(b)
Investment in unconsolidated joint ventures	$8,610	Income Approach	Discount rate	9.0%	9.0%
Derivative instruments, at fair value	$(2,616)	Market Approach	Origination pull-through rate | Servicing Fee Multiple | Percentage of unpaid principal balance	63.5 - 100% | 0.0 - 5.5% | 0.0 to 3.1%	88.4% | 4.4% | 1.4%
Contingent consideration- Red Stone	$(7,800)	Monte Carlo Simulation Model	EBT volatility | Risk-free rate of return | EBT discount rate | Liability discount rate	25.0% | 0.4% | 12.6% | 3.8%	25.0% | 0.4% | 12.6% | 3.8%
Contingent consideration- Mosaic CER dividends	$(18,475)	Monte Carlo Simulation Model	Equity volatility | Risk-free rate of return | Discount Rate	45.0% | 2.14% | 9.98%	45.0% | 2.14% | 9.98%
Contingent consideration- Mosaic CER units	$(65,873)	Income Approach and PWERM Model	Revaluation discount rate | Discount rate	8.50 - 12.00% | 9.98%	9.6% | 9.98%
December 31, 2021
Derivative instruments, at fair value	$2,339	Market Approach	Origination pull-through rate | Servicing Fee Multiple | Percentage of unpaid principal balance	63.0 - 100% | 0.4 - 5.2% | 0.1 to 3.1%	86.7% | 4.1% | 1.3%
Residential MSRs, at fair value	$120,142	Income Approach	Forward prepayment rate | Forward Default Rate | Discount rate | Servicing expense	(b)	(b)
Investment in unconsolidated joint ventures	$8,894	Income Approach	Discount rate	9.0%	9.0%
Contingent consideration	$(16,400)	Monte Carlo Simulation Model	EBT volatility | Risk-free rate of return | EBT discount rate | Liability discount rate	25.0% | 0.4% | 17.6% | 3.8%	25.0% | 0.4% | 17.6% | 3.8%
(a)	Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class.
(b)Refer to Note 9 - Servicing Rights for more information on residential MSRs unobservable inputs.

Included within Level 3 assets of $407.2 million as of March 31, 2022 and $378.8 million as of December 30, 2021, is $221.7 million and $247.5 million of quoted or transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value, respectively.

The table below presents a summary of changes in fair value for Level 3 assets and liabilities.

(in thousands)	MBS	Derivatives	Loans, net	Loans, held for sale, at fair value	Investments held to maturity	PPP loans	Residential MSRs	Investment in unconsolidated joint ventures	Contingent Consideration	Total
Three Months Ended March 31, 2022
Beginning Balance	$1,581	$2,339	$10,766	$231,865	$—	$3,243	$120,142	$8,894	$(16,400)	$362,430
Purchases or Originations	—	—	—	17,570	—	—	—	—	—	17,570
Additions due to loans sold, servicing retained	—	—	—	—	—	—	10,506	—	—	10,506
Sales / Principal payments	—	—	—	(32,594)	—	(1,400)	(3,412)	—	9,000	(28,406)
Realized gains, net	—	—	—	(786)	—	—	—	—	—	(786)
Unrealized gains (losses), net	44	(4,955)	(44)	(10,760)	—	—	32,598	(284)	(400)	16,199
Merger	—	—	—	—	17,053	—	—	—	(84,348)	(67,295)
Transfer to (from) Level 3	5,389	—	—	(1,337)	—	(1,843)	—	—	—	2,209
Ending Balance	$7,014	$(2,616)	$10,722	$203,958	$17,053	$—	$159,834	$8,610	$(92,148)	$312,427
Unrealized gains (losses), net on assets/liabilities	$(2,529)	$(2,616)	$(233)	$(9,132)	$—	$—	$2,309	$(587)	$(400)	$(13,188)

Three Months Ended March 31, 2021
Beginning Balance	$25,131	$16,363	$13,795	$—	$—	$74,931	$76,840	$—	$—	$207,060
Originations	—	—	—	—	—	3,866	—	—	—	3,866
Accreted discount, net	58	—	—	—	—	—	—	—	—	58
Additions due to loans sold, servicing retained	—	—	—	—	—	—	12,048	—	—	12,048
Sales / Principal payments	(92)	—	(201)	—	—	(40,409)	(5,700)	—	—	(46,402)
Realized gains, net	—	—	(5)	—	—	—	—	—	—	(5)
Unrealized gains (losses), net	1,069	(4,639)	29	—	—	—	15,354	—	—	11,813
Transfer to (from) Level 3	(20,533)	—	—	—	—	—	—	—	—	(20,533)
Ending Balance	$5,633	$11,724	$13,618	$—	$—	$38,388	$98,542	$—	$—	$167,905
Unrealized gains (losses), net on assets/liabilities	$(319)	$11,724	$(263)	$—	$—	$—	$(31,855)	$—	$—	$(20,713)

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

	March 31, 2022		December 31, 2021
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Loans, net	$8,979,504	$9,009,309	$6,986,528	$7,112,282
Paycheck Protection Program loans	552,813	598,222	867,109	927,766
Investments held to maturity	148,655	148,655	—	—
Purchased future receivables, net	8,753	8,753	7,872	7,872
Servicing rights	84,309	89,323	84,457	89,470
Total assets	$9,774,034	$9,854,262	$7,945,966	$8,137,390
Liabilities:
Secured borrowings	$3,274,324	$3,274,324	$2,517,600	$2,517,600
Paycheck Protection Program Liquidity Facility borrowings	627,445	627,445	941,505	941,505
Securitized debt obligations of consolidated VIEs, net	3,864,150	3,839,378	3,214,303	3,238,155
Senior secured note, net	342,454	327,754	342,035	338,990
Guaranteed loan financing	332,398	353,715	345,217	366,887
Convertible notes, net	113,531	116,024	113,247	118,922
Corporate debt, net	446,118	452,016	441,817	457,741
Total liabilities	$9,000,420	$8,990,656	$7,915,724	$7,979,800

Other assets of $71.5 million as of March 31, 2022, and $45.6 million as of December 31, 2021, are not carried at fair value and include due from servicers and accrued interest, which are presented in Note 19 – Other Assets and Other Liabilities. Receivables from third parties of $7.4 million as of March 31, 2022, and $29.3 million as of December 31, 2021, are not carried at fair value but generally approximate fair value and are classified as Level 3. Accounts payable and other accrued liabilities of $36.8 million as of March 31, 2022, and $27.5 million as of December 31, 2021 are not carried at fair value and include payables to related parties and accrued interest payable which are included in Note 19. For these instruments, carrying value generally approximates fair value and are classified as Level 3.

Note 8. Investments held to maturity

The table below presents information about held to maturity investments.

		Weighted
	Weighted	Average				Gross	Gross
	Average	Interest	Principal	Amortized		Unrealized	Unrealized
(in thousands)	Maturity (a)	Rate (a)	Balance	Cost	Fair Value	Gains	Losses
March 31, 2022
Construction preferred equities	05/2024	14.4%	$47,806	$57,285	$57,285	$—	$—
Construction preferred equities in consolidated VIEs	11/2025	12.0	108,423	108,423	108,423	—	—
Total held to maturity investments	05/2025	12.7%	$156,229	$165,708	$165,708	$—	$—
(a)	Weighted based on current principal balance

The table below presents information about the tenor of held to maturity investments.

	Weighted Average	Principal	Amortized
(in thousands)	Interest Rate (a)	Balance	Cost	Fair Value
March 31, 2022
Within one year	12.0%	$446	$446	$446
After one year through five years	12.7	155,783	165,262	165,262
Total held to maturity investments	12.7%	$156,229	$165,708	$165,708

(a)	Weighted based on current principal balance

Provision for credit losses on held to maturity securities was not material for the three months ended March 31, 2022.

Note 9. Servicing rights

The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The Company’s servicing fees are specified by pooling and servicing agreements.

The table below presents information about servicing rights.

	Three Months Ended March 31,
(in thousands)	2022	2021
SBA servicing rights, at amortized cost
Beginning net carrying amount	$22,157	$18,764
Additions due to loans sold, servicing retained	1,734	959
Amortization	(949)	(1,047)
Impairment (recovery)	(51)	(34)
Ending net carrying amount	$22,891	$18,642
Multi-family servicing rights, at amortized cost
Beginning net carrying amount	$62,300	$19,059
Additions due to loans sold, servicing retained	1,463	3,559
Amortization	(2,345)	(861)
Ending net carrying amount	$61,418	$21,757
Total servicing rights, at amortized cost	$84,309	$40,399
Residential MSRs, at fair value
Beginning net carrying amount	$120,142	$76,840
Additions due to loans sold, servicing retained	10,506	12,048
Loan pay-offs	(3,412)	(5,700)
Unrealized gains	32,598	15,354
Ending fair value amount	$159,834	$98,542
Total servicing rights	$244,143	$138,941

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

The table below presents additional information about SBA and multi-family servicing rights.

	As of March 31, 2022		As of December 31, 2021
(in thousands)	UPB	Carrying Value	UPB	Carrying Value
SBA	$883,303	$22,891	$856,188	$22,157
Multi-family	4,490,286	61,418	4,232,969	62,300
Total	$5,373,589	$84,309	$5,089,157	$84,457

The table below presents significant assumptions used in the estimated valuation of SBA and multi-family servicing rights carried at amortized cost.

	March 31, 2022				December 31, 2021
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA servicing rights
Forward prepayment rate	8.3	-	21.0%	9.1%	7.9	-	21.0%	8.9%
Forward default rate	0.0	-	10.2%	9.1%	0.0	-	10.4%	9.1%
Discount rate	8.9	-	20.2%	9.5%	10.0	-	21.3%	10.7%
Servicing expense	0.4	-	0.4%	0.4%	0.4	-	0.4%	0.4%

Multi-family servicing rights
Forward prepayment rate	0.0	-	7.3%	3.5%	0.0	-	7.3%	3.5%
Forward default rate	0.0	-	1.3%	0.9%	0.0	-	1.3%	1.0%
Discount rate	6.0	-	6.0%	6.0%	6.0	-	6.0%	6.0%
Servicing expense	0.0	-	0.8%	0.1%	0.0	-	0.8%	0.1%

Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The table below presents the possible impact of 10% and 20% adverse changes to key assumptions on SBA and multi-family servicing rights.

(in thousands)	March 31, 2022	December 31, 2021
SBA servicing rights
Forward prepayment rate
Impact of 10% adverse change	$(750)	$(670)
Impact of 20% adverse change	$(1,457)	$(1,305)
Default rate
Impact of 10% adverse change	$(169)	$(155)
Impact of 20% adverse change	$(335)	$(309)
Discount rate
Impact of 10% adverse change	$(729)	$(746)
Impact of 20% adverse change	$(1,413)	$(1,443)
Servicing expense
Impact of 10% adverse change	$(1,435)	$(1,344)
Impact of 20% adverse change	$(2,870)	$(2,687)
Multi-family servicing rights
Forward prepayment rate
Impact of 10% adverse change	$(287)	$(291)
Impact of 20% adverse change	$(566)	$(575)
Default rate
Impact of 10% adverse change	$(25)	$(25)
Impact of 20% adverse change	$(50)	$(50)
Discount rate
Impact of 10% adverse change	$(1,868)	$(1,910)
Impact of 20% adverse change	$(3,645)	$(3,726)
Servicing expense
Impact of 10% adverse change	$(2,638)	$(2,659)
Impact of 20% adverse change	$(5,276)	$(5,318)

The table below presents estimated future amortization expense for SBA and multi-family servicing rights.

(in thousands)	March 31, 2022
2022	$10,792
2023	10,976
2024	9,973
2025	8,857
2026	7,947
Thereafter	35,764
Total	$84,309

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

The table below presents additional information about residential MSRs carried at fair value.

	March 31, 2022		December 31, 2021
(in thousands)	UPB	Fair Value	UPB	Fair Value
Fannie Mae	$4,181,544	$55,204	$4,056,595	$41,698
Freddie Mac	4,320,665	59,001	4,131,904	45,017
Ginnie Mae	2,855,121	45,629	2,807,186	33,427
Total	$11,357,330	$159,834	$10,995,685	$120,142

The table below presents significant assumptions used in the valuation of residential MSRs carried at fair value.

	March 31, 2022				December 31, 2021
	Range of input values			Weighted Average	Range of input values			Weighted Average
Residential MSRs
Forward prepayment rate	6.1	-	15.5%	6.7%	8.4	-	20.9%	9.5%
Discount rate	9.0	-	11.0%	9.4%	9.0	-	11.0%	9.4%
Servicing expense	$70	-	$85	$74	$70	-	$85	$74

Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The table below presents the possible impact of 10% and 20% adverse changes to key assumptions on the fair value of residential MSRs.

(in thousands)	March 31, 2022	December 31, 2021
Residential MSRs
Prepayment rate
Impact of 10% adverse change	$(5,097)	$(5,262)
Impact of 20% adverse change	$(9,926)	$(9,262)
Discount rate
Impact of 10% adverse change	$(6,781)	$(4,533)
Impact of 20% adverse change	$(13,041)	$(8,745)
Servicing expense
Impact of 10% adverse change	$(2,593)	$(2,125)
Impact of 20% adverse change	$(5,186)	$(4,251)

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

The table below presents the components of residential mortgage banking activities and associated variable expenses.

	Three Months Ended March 31,
(in thousands)	2022	2021
Realized and unrealized gain of residential mortgage loans held for sale, at fair value	$(5,087)	$29,560
Creation of new MSRs, net of payoffs	7,094	6,348
Loan origination fee income on residential mortgage loans	4,110	6,232
Unrealized gain (loss) on IRLCs and other derivatives	2,307	(731)
Residential mortgage banking activities	$8,424	$41,409

Variable expenses on residential mortgage banking activities	$(979)	$(15,485)

Note 11. Secured borrowings

The table below presents certain characteristics of secured borrowings.

					Pledged Assets	Carrying Value at
Lender	Asset Class	Current Maturity	Pricing	Facility Size	Carrying Value	March 31, 2022	December 31, 2021
JPMorgan	Acquired loans, SBA loans	August 2022	1M L + 2.50% to 2.875%	$200,000	$87,348	$59,716	$54,164
KeyBank	Freddie Mac loans	February 2023	SOFR + 1.41%	100,000	52,935	52,131	41,864
East West Bank	SBA loans	October 2022	Prime - 0.821% to + 0.00%	75,000	89,993	62,010	58,622
Credit Suisse	Acquired loans (non USD)	April 2022	Euribor + 2.50% to 3.00%	221,340	48,228	37,652	40,373
Comerica Bank	Residential loans	June 2022	1M L + 1.75%	100,000	71,191	68,571	63,991
TBK Bank	Residential loans	February 2023	Variable Pricing	150,000	91,049	91,146	125,145
Origin Bank	Residential loans	September 2022	Variable Pricing	60,000	18,621	17,782	16,052
Associated Bank	Residential loans	November 2022	1M L + 1.50%	60,000	23,751	23,298	14,449
East West Bank	Residential MSRs	September 2023	1M L + 2.50%	50,000	114,205	49,400	49,400
Credit Suisse	Purchased future receivables	October 2023	1M L + 4.50%	50,000	8,753	1,000	1,000
Bank of the Sierra	Real estate	August 2050	3.25% to 3.45%	22,770	—	—	—
Western Alliance	Residential loans	July 2022	Variable Pricing	50,000	7,910	6,814	6,823
Madison	Construction loans	August 2022	1 ML +7.00%	360,000	91,778	33,766	—
Total borrowings under credit facilities and other financing agreements				$1,499,110	$705,762	$503,286	$471,883
Citibank	Fixed rate, Transitional, Acquired loans	October 2022	1M L + 2.00% to 3.00%	$500,000	$211,879	$168,967	$128,851
Deutsche Bank	Fixed rate, Transitional loans	November 2023	SOFR + 1.90% to 2.75%	350,000	390,632	292,660	236,073
JPMorgan	Transitional loans	November 2022	1M L + 2.00% to 2.75%	1,000,000	1,098,929	829,297	825,265
Performance Trust	Fixed rate, Transitional, Acquired loans	March 2024	1M T + 2.00%	263,000	273,779	233,409	124,057
Credit Suisse	Fixed rate, Transitional, Acquired loans	February 2023	SOFR + 2.00% to 2.35%	750,000	747,787	584,128	403,644
Credit Suisse	Residential loans	Matured	L + 3.00%	—	—	—	27,058
Goldman Sachs	Fixed rate, Transitional, Acquired loans	February 2024	SOFR + 1.50%-2.25%	250,000	220,640	175,561	—
Churchill	Transitional, Acquired loans	March 2026	SOFR + 2.50%	500,000	137,258	103,924	—
JPMorgan	MBS	April 2022	1.41% to 2.43%	64,750	97,365	64,750	83,267
Deutsche Bank	MBS	April 2022	2.3%	12,767	19,774	12,767	12,956
Citibank	MBS	April 2022	2.5%	56,330	99,889	56,330	47,777
RBC	MBS	April 2022	1.36% to 2.3%	57,217	86,596	57,217	61,302
CSFB	MBS	April 2022	2.14% to 3.08%	192,027	371,539	192,028	95,467
Total borrowings under repurchase agreements				$3,996,091	$3,756,067	$2,771,038	$2,045,717
Total secured borrowings				$5,495,201	$4,461,829	$3,274,324	$2,517,600

In the table above:

●	The current facility size for borrowings under credit facilities due to Credit Suisse is €200.0 million, but has been converted into USD for purposes of this disclosure.
●	The weighted average interest rate of borrowings under credit facilities was 3.1% and 2.8% as of March 31, 2022 and December 31, 2021, respectively.
●	The weighted average interest rate of borrowings under repurchase agreements was 2.1% and 2.1% as of March 31, 2022 and December 31, 2021, respectively.
●	The agreements governing secured borrowings require maintenance of certain financial and debt covenants. The Company received a waiver from certain financing counterparties to exclude the Paycheck Protection Program Liquidity Fund from certain covenant calculations as of both March 31, 2022 and December 31, 2021 and therefore was in compliance with all debt and financial covenants as of the current period ended.

The table below presents the carrying value of collateral pledged with respect to secured borrowings outstanding.

	Pledged Assets Carrying Value
(in thousands)	March 31, 2022	December 31, 2021
Collateral pledged - borrowings under credit facilities and other financing agreements
Loans, held for sale, at fair value	$263,498	$276,022
Loans, net	318,810	206,169
MSRs	114,205	86,714
Purchased future receivables	8,753	7,872
Real estate owned, held for sale	496	—
Total	$705,762	$576,777
Collateral pledged - borrowings under repurchase agreements
Loans, net	$2,875,947	$2,062,867
Mortgage-backed securities	87,650	53,194
Retained interest in assets of consolidated VIEs	587,513	379,349
Loans, held for sale, at fair value	203,532	208,558
Real estate acquired in settlement of loans	1,425	1,425
Total	$3,756,067	$2,705,393
Total collateral pledged on secured borrowings	$4,461,829	$3,282,170

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

ReadyCap Holdings, LLC (“ReadyCap Holdings”) 7.50% senior secured notes due 2022. During 2017, ReadyCap Holdings, a subsidiary of the Company, issued $140.0 million in 7.50% Senior Secured Notes due 2022. On January 30, 2018 ReadyCap Holdings issued an additional $40.0 million in aggregate principal amount of 7.50% Senior Secured Notes due 2022, which have identical terms (other than issue date, issue price and the date from which interest will accrue) to the notes issued during 2017 (collectively, the “2022 Senior Secured Notes”). The additional $40.0 million in 2022 Senior Secured Notes were priced with a yield to par call date of 6.5%. Payments of the amounts due on the 2022 Senior Secured Notes are fully and unconditionally guaranteed by the Company and its subsidiaries: the operating partnership, Sutherland Asset I, LLC, and ReadyCap Commercial, LLC. The funds were used to fund new SBC and SBA loan originations and new SBC loan acquisitions. On October 20, 2021, the Company redeemed all of the outstanding 2022 Senior Secured Notes.

Convertible notes, net

On August 9, 2017, the Company closed an underwritten public sale of $115.0 million aggregate principal amount of its 7.00% convertible senior notes due 2023 ( “Convertible Notes”). The Convertible Notes will mature on August 15, 2023, unless earlier repurchased, redeemed or converted. During certain periods and subject to certain conditions, the Convertible Notes will be convertible by holders into shares of the Company's common stock. As of March 31, 2022, the conversion rate was 1.6306 shares of common stock per $25 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $15.33 per share of common stock. Upon conversion, holders will receive, at the Company's discretion, cash, shares of the Company's common stock or a combination thereof.

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

As of March 31, 2022, the Company was in compliance with all covenants with respect to the Convertible Notes.

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

On or after December 30, 2024, we may redeem for cash all or any portion of the notes, at our option, at the redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date, if redeemed during the twelve-month period beginning on December 30 of the years indicated: 2024 equal to 102.75%; 2025 equal to 101.375%; 2026 equal to 100.6875%; 2027 and thereafter equal to 100.00%.  If we undergo a change of control repurchase event, holders may require us to purchase the 5.50% 2028 Notes for cash at a repurchase price equal to 101% of the aggregate principal amount of the 5.50% 2028 Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

The 5.75% 2026 Notes. On February 10, 2021, the Company completed the public offer and sale of $201.3 million aggregate principal amount of 5.75% Senior Notes due 2026 (the “5.75% 2026 Notes”), which includes $26.3 million aggregate principal amount of 5.75% 2026 Notes relating to the full exercise of the underwriters’ over-allotment option. The net proceeds from the sale of the 5.75% 2026 Notes were approximately $195.2 million, after deducting underwriters’ discount and estimated offering expenses. The Company contributed the net proceeds to the operating partnership in exchange for the issuance by the operating partnership of a senior unsecured note with terms that are substantially equivalent to the terms of the 5.75% 2026 Notes.

The 5.75% 2026 Notes bear interest at a rate of 5.75% per annum, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, beginning on April 30, 2021. The 5.75% 2026 Notes will mature on February 15, 2026, unless earlier repurchased or redeemed.

Prior to February 15, 2023, the 5.75% 2026 Notes will not be redeemable by the Company. On or after February 15, 2023, the Company may redeem for cash all or any portion of the 5.75% 2026 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 5.75% 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company undergoes a change of control repurchase event, holders may require it to purchase the 5.75% 2026 Notes, in whole or in part, for cash at a repurchase price equal to 101% of the aggregate principal amount of the 5.75% 2026 Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase, as described in greater detail in the base indenture, as supplemented by the fifth supplemental indenture dated as of February 10, 2021.

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

On December 2, 2019, the Company completed the public offer and sale of an additional $45.0 million aggregate principal amount of the 6.20% 2026 Notes. The new notes have the same terms (except with respect to issue date, issue price and the date from which interest will accrue), are fully fungible with, and are treated as a single series of debt securities as, the 6.20% Senior Notes due 2026 the Company issued on July 22, 2019.

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

The Debt ATM Agreement

On May 20, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”), pursuant to which the Company may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes

pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. During the three months ended March 31, 2022, the Company sold an aggregate of 161.1 thousand of the 6.20% 2026 Notes and 5.75% 2026 Notes at an average price of $25.40 per note and $25.06 per note, respectively, for net proceeds of $4.0 million after related expenses paid of $0.1 million through the Debt ATM Program.

As of March 31, 2022, the Company was in compliance with all covenants with respect to Corporate debt.

The table below presents information about senior secured notes, convertible notes and corporate debt.

(in thousands)	Coupon Rate	Maturity Date	March 31, 2022
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Unamortized deferred financing costs - Senior secured notes			(7,546)
Total Senior secured notes, net			$342,454
Convertible notes principal amount (2)	7.00%	8/15/2023	115,000
Unamortized discount - Convertible notes (3)			(534)
Unamortized deferred financing costs - Convertible notes			(935)
Total Convertible notes, net			$113,531
Corporate debt principal amount(4)	5.50%	12/30/2028	110,000
Corporate debt principal amount(4)	6.20%	7/30/2026	104,527
Corporate debt principal amount(5)	5.75%	2/15/2026	205,000
Unamortized discount - corporate debt			(6,235)
Unamortized deferred financing costs - corporate debt			(3,424)
Junior subordinated notes principal amount(6)	3M + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(7)	3M + 3.10%	4/30/2035	21,250
Total corporate debt, net			$446,118
Total carrying amount of debt			$902,103
Total carrying amount of conversion option of equity components recorded in equity			$534
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
(6) Interest on the Junior subordinated notes I-A payable March 30, June 30, September 30, and December 30 of each year.
(7) Interest on the Junior subordinated notes I-B payable January 30, April 30, July 30, and October 30 of each year.

The table below presents the contractual maturities for our senior secured notes, convertible notes, and corporate debt.

(in thousands)	March 31, 2022
2022	$—
2023	115,000
2024	—
2025	—
2026	659,527
Thereafter	146,250
Total contractual amounts	$920,777
Unamortized deferred financing costs, discounts, and premiums, net	(18,674)
Total carrying amount of debt	$902,103

Note 13. Guaranteed loan financing

Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment in the consolidated balance sheets and the portion sold is recorded as guaranteed loan financing in the liabilities section of the consolidated balance sheets. For these partial loan sales, the interest earned on the entire loan balance is recorded as interest income and the interest earned by the buyer in the partial loan sale is recorded within interest expense in the accompanying consolidated statements of income. Guaranteed loan financings are secured by loans of $333.3 million and $346.1 million as of March 31, 2022 and December 31, 2021, respectively.

The table below presents guaranteed loan financing and the related interest rates and maturity dates.

	Weighted Average	Range of	Range of
(in thousands)	Interest Rate	Interest Rates	Maturities (Years)	Ending Balance
March 31, 2022	3.78%	0.99-6.50%	2022-2046	$332,398
December 31, 2021	3.78%	0.99-6.50%	2022-2046	$345,217

The table below presents the contractual maturities of guaranteed loan financing.

(in thousands)	March 31, 2022
2022	$681
2023	641
2024	1,683
2025	2,260
2026	5,615
Thereafter	321,518
Total	$332,398

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

The table below presents additional information on the Company’s securitized debt obligations.

	March 31, 2022			December 31, 2021
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(in thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
ReadyCap Lending Small Business Trust 2019-2	$69,515	$69,472	2.6%	$79,294	$78,268	2.6%
Sutherland Commercial Mortgage Trust 2017-SBC6	14,290	14,074	4.1	16,729	16,471	3.8
Sutherland Commercial Mortgage Trust 2019-SBC8	138,775	136,664	2.9	145,351	143,153	2.9
Sutherland Commercial Mortgage Trust 2020-SBC9	—	—	4.2	86,680	85,459	4.1
Sutherland Commercial Mortgage Trust 2021-SBC10	144,290	142,196	1.6	159,745	157,483	1.6
ReadyCap Commercial Mortgage Trust 2014-1	6,606	6,593	5.7	6,770	6,756	5.7
ReadyCap Commercial Mortgage Trust 2015-2	11,032	9,820	5.1	17,598	15,960	5.1
ReadyCap Commercial Mortgage Trust 2016-3	16,730	15,971	5.1	19,106	18,285	4.9
ReadyCap Commercial Mortgage Trust 2018-4	80,192	77,698	4.2	81,379	78,751	4.1
ReadyCap Commercial Mortgage Trust 2019-5	139,639	132,629	4.5	150,547	143,204	4.3
ReadyCap Commercial Mortgage Trust 2019-6	243,261	237,918	3.3	269,315	263,752	3.2
Ready Capital Mortgage Financing 2019-FL3	80,596	80,596	2.1	92,930	92,921	1.6
Ready Capital Mortgage Financing 2020-FL4	247,237	244,495	3.2	304,157	300,832	3.1
Ready Capital Mortgage Financing 2021-FL5	496,193	491,981	1.5	506,721	501,697	1.5
Ready Capital Mortgage Financing 2021-FL6	543,223	536,952	1.4	543,223	536,270	1.3
Ready Capital Mortgage Financing 2021-FL7	753,267	745,200	1.7	753,314	744,449	1.6
Ready Capital Mortgage Financing 2022-FL8	913,675	903,880	2.1	—	—	—
Total	$3,898,521	$3,846,139	2.2%	$3,232,859	$3,183,711	2.2%

The table above excludes non-company sponsored securitized debt obligations of $18.0 million and $30.6 million that are consolidated in the consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

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

Joint Venture Investments- VIEs

Unconsolidated VIEs. The Company does not consolidate variable interests held in an acquired joint venture investment accounted for as an equity method investment as we do not have the power to direct the activities that most significantly impact their economic performance and therefore, we only account for our specific interest.

Consolidated VIEs. The Company consolidates variable interests held in an acquired joint venture investment for which we are the primary beneficiary. The equity held by the remaining owners and their portions of net income (loss) are reflected in stockholders’ equity on the consolidated balance sheets as Non-controlling interests and in the consolidated statements of income as Net income attributable to noncontrolling interests, respectively. As of March 31, 2022, the Company’s financial results on joint venture investments identified as consolidated VIEs were not material.

Assets and liabilities of consolidated VIEs

The table below presents securitized assets and liabilities of consolidated VIEs.

(in thousands)	March 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$2,113	$9,041
Restricted cash	29,639	33,187
Loans, net	4,927,891	4,081,848
Investments held to maturity	108,423	—
Other assets	21,603	21,488
Total assets	$5,089,669	$4,145,564
Liabilities:
Securitized debt obligations of consolidated VIEs, net	3,864,150	3,214,303
Due to third parties	6,253	—
Accounts payable and other accrued liabilities	9	—
Total liabilities	$3,870,412	$3,214,303

Assets of unconsolidated VIEs

The table below reflects our variable interests in identified VIEs for which we are not the primary beneficiary.

	Carrying Amount		Maximum Exposure to Loss (1)
(in thousands)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
MBS, at fair value(2)	$76,373	$80,756	$76,373	$80,756
Investment in unconsolidated joint ventures	146,609	74,334	146,609	74,334
Total assets in unconsolidated VIEs	$222,982	$155,090	$222,982	$155,090
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

	Three Months Ended March 31,
(in thousands)	2022	2021
Interest income
Loans
Bridge	$64,779	$25,068
Fixed rate	14,662	14,430
Construction	1,757	—
SBA - 7(a)	9,379	8,541
PPP	16,858	6,892
Residential	19	60
Other	10,246	12,518
Total loans (1)	$117,700	$67,509
Held for sale, at fair value, loans
Fixed rate	$2,066	$—
Freddie Mac	192	604
Residential	2,100	2,126
Other	13	—
Total loans, held for sale, at fair value (1)	$4,371	$2,730
Investments held to maturity	$607	$—
MBS, at fair value	$1,727	$3,132
Total interest income	$124,405	$73,371
Interest expense
Secured borrowings	$(19,623)	$(17,574)
Paycheck Protection Program Liquidity Facility borrowings	(688)	(334)
Securitized debt obligations of consolidated VIEs	(24,251)	(19,093)
Guaranteed loan financing	(3,085)	(3,651)
Senior secured note	(4,357)	(3,459)
Convertible note	(2,188)	(2,188)
Corporate debt	(6,825)	(4,462)
Total interest expense	$(61,017)	$(50,761)
Net interest income before provision for loan losses	$63,388	$22,610
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

		As of March 31, 2022			As of December 31, 2021
		Notional	Derivative	Derivative	Notional	Derivative	Derivative
(in thousands)	Primary Underlying Risk	Amount	Asset	Liability	Amount	Asset	Liability
Interest rate lock commitments	Interest rate risk	$537,860	$—	$(2,616)	$348,348	$2,340	$—
Interest Rate Swaps - not designated as hedges	Interest rate risk	592,598	29,158	—	536,548	4,076	—
TBA Agency Securities	Interest rate risk	460,500	6,857	(4)	346,000	—	(410)
FX forwards	Foreign exchange rate risk	28,993	837	—	27,484	606	—
Total		$1,619,951	$36,852	$(2,620)	$1,258,380	$7,022	$(410)

The table below presents gains and losses on derivatives.

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Net Realized	Net Unrealized	Net Realized	Net Unrealized
(in thousands)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Credit default swaps	$—	$—	$—	$42
Interest rate swaps	(1,805)	26,702	(1,297)	6,523
TBA Agency Securities	—	7,264	—	3,908
Interest rate lock commitments	—	(4,957)	—	(4,639)
FX forwards	680	231	(528)	1,577
Total	$(1,125)	$29,240	$(1,825)	$7,411

In the table above:

●	Gains (losses) on credit default swaps, interest rate swaps and FX forwards are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of income.
●	For qualifying hedges of interest rate risk on interest rate swaps, the effective portion relating to the unrealized gain (loss) on derivatives are recorded in accumulated other comprehensive income (loss).
●	Gains (losses) on residential mortgage banking activity TBAs are recorded in residential mortgage banking activities in the consolidated statements of income.

The table below summarizes the gains and losses on derivatives which have qualified for hedge accounting.

(in thousands)	Derivatives - effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives- effective portion recorded in OCI	Total change in OCI for period
Interest rate hedges- forecasted transactions:
Three Months Ended March 31, 2022	$(254)	$—	$(254)	$(41)	$213
Three Months Ended March 31, 2021	$(298)	$—	$(298)	$1,680	$1,978

In the table above:

●	Forecasted transactions on interest rates consists of benchmark interest rate hedges of LIBOR-indexed floating-rate liabilities.
●	Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.
●	Amounts recorded in OCI for the period represents after tax amounts.

Note 17. Real estate owned, held for sale

The table below presents details on our real estate owned, held for sale portfolio.

(in thousands)	March 31, 2022	December 31, 2021
Acquired ORM Portfolio:
Mixed Use	$1,020	1,020
Land	4,750	6,318
Total Acquired ORM REO	$5,770	$7,338
Other REO held for sale:
Single Family	$24,300	$24,300
Retail	1,853	3,129
Office	7,125	7,384
SBA	68	137
Multi-family	79,595	—
Health Care	496	—
Total Other REO	$113,437	$34,950
Total real estate owned, held for sale	$119,207	$42,288

In the table above, acquired ORM REO relates to assets acquired through a merger in March 2019 with Owens Realty Mortgage, Inc. (“ORM”).

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

Management fee. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee calculated and payable quarterly in arrears equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement) up to $500 million and 1.00% per annum of stockholders’ equity in excess of $500 million. Concurrently with entering into the Anworth Merger Agreement, we, our operating partnership and our Manager entered into an Amendment which provides that, upon the closing of the Merger, the Manager’s base management fee was to be reduced by the Temporary Fee Reduction. Other than the Temporary Fee Reduction set forth in the Amendment, the terms of the Management Agreement remain the same. Refer to Note 1 – Organization for a more detailed description of the Management Agreement terms.

The table below presents the management fee payable to our Manager.

	Three Months Ended March 31,
	2022	2021
Management fee - total	$3.2 million	$2.7 million
Management fee - amount unpaid	$6.1 million	$5.4 million

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

The table below presents the incentive fee payable to our Manager.

	Three Months Ended March 31,
	2022	2021
Incentive fee distribution - total	$—	$—
Incentive fee distribution - amount unpaid	$2.4 million	$1.3 million

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

The current term of the Management Agreement will expire on October 31, 2022, and is automatically renewed for successive one-year terms on each anniversary thereafter; provided, however, that either the Company, under the certain limited circumstances described above that would require the Company and the operating partnership to make the payments described above, or the Manager may terminate the Management Agreement annually upon 180 days prior notice.

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

The table below presents reimbursable expenses payable to our Manager.

	Three Months Ended March 31,
	2022	2021
Reimbursable expenses payable to our Manager - total	$3.5 million	$2.0 million
Reimbursable expenses payable to our Manager - amount unpaid	$9.5 million	$2.3 million

Other. During 2021, the Company acquired $6.3 million of interests in unconsolidated joint ventures from a fund which is managed by an affiliate of its Manager.

Co-Investment with Manager

On January 14, 2022, we committed to invest, in the form of an asset contribution of existing commercial real estate equity positions and additional capital, an aggregate amount equal to at least $50 million, into a parallel vehicle, Waterfall Atlas Fund, LP (the “Fund”), a fund managed by our Manager in exchange for interests in the Fund. We committed to invest as of the final closing date of the Fund, subject to available capacity in the Fund. In exchange for our commitment, we will be entitled to 15% of any carried interest distributions received by the general partner of the Fund such that over the life of the Fund, we receive an internal rate of return of 1.5% over the internal rate of return of the Fund. The Fund will focus on commercial real estate equity through the acquisition of distressed and value-add real estate across property types with local operating partners.

Note 19. Other assets and other liabilities

The table below presents the composition of other assets and other liabilities.

(in thousands)	March 31, 2022	December 31, 2021
Other assets:
Deferred tax asset	$3,601	$3,601
Deferred loan exit fees	30,394	25,923
Accrued interest	46,364	21,873
Goodwill	32,704	31,470
Due from servicers	25,116	23,729
Right-of-use lease asset	2,089	2,402
Intangible assets	14,435	14,842
Deferred financing costs	3,893	3,840
PPP fee receivable	370	407
Receivable from third party	7,319	29,298
Other assets	19,804	14,713
Other assets	$186,089	$172,098
Accounts payable and other accrued liabilities:
Deferred tax liability	$11,986	$11,986
Accrued salaries, wages and commissions	26,914	42,715
Accrued interest payable	28,374	22,278
Servicing principal and interest payable	12,218	19,100
Repair and denial reserve	17,532	19,725
Payable to related parties	8,471	5,232
Accrued professional fees	3,816	4,324
Lease payable	2,363	3,002
Deferred LSP revenue	213	286
Accrued PPP related costs	9,160	12,460
Other liabilities	63,545	42,303
Total accounts payable and other accrued liabilities	$184,592	$183,411

Goodwill

The table below presents the carrying value of goodwill by reportable segment.

(in thousands)	March 31, 2022	December 31, 2021
SBC Lending and Acquisitions	$21,498	$20,264
Small Business Lending	11,206	11,206
Residential Mortgage Banking	—	—
Total	$32,704	$31,470

Intangible assets

The table below presents information on intangible assets.

(in thousands)	March 31, 2022	December 31, 2021	Estimated Useful Life
Customer Relationships - Red Stone	$6,561	$6,651	19 years
Internally developed software - Knight Capital	2,269	2,428	6 years
Trade name - Red Stone	2,500	2,500	Indefinite life
SBA license	1,000	1,000	Indefinite life
Broker network - Knight Capital	556	622	4.5 years
Favorable lease	610	640	12 years
Trade name - Knight Capital	526	562	6 years
Trade name - GMFS	413	439	15 years
Total intangible assets	$14,435	$14,842

The amortization expense related to intangible assets was $0.4 million for the three months ended March 31, 2022 and $0.3 million for the three months ended March 31, 2021. Such amounts are recorded as other operating expenses in the consolidated statements of income.

The table below presents accumulated amortization for finite-lived intangible assets.

(in thousands)	March 31, 2022
Internally developed software - Knight Capital	$1,531
Favorable lease	870
Trade name - GMFS	803
Broker network - Knight Capital	644
Trade name - Knight Capital	354
Customer Relationship – Red Stone	239
Total accumulated amortization	$4,441

The table below presents amortization expense related to finite-lived intangible assets for the subsequent five years.

(in thousands)	March 31, 2022
2022	$1,219
2023	1,599
2024	1,390
2025	1,144
2026	477
Thereafter	5,106
Total	$10,935

Loan indemnification reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other accrued liabilities in the Company's consolidated balance sheets and the provision for loan indemnification losses is included in variable expenses on residential mortgage banking activities, in the Company's consolidated statements of income. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demand, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability. As of March 31, 2022 and December 31, 2021, the loan indemnification reserve was $3.6 million and $4.0 million, respectively.

Due to the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. As of March 31, 2022 and December 31, 2021, the reasonably possible loss above the recorded loan indemnification reserve was not material.

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

The Company has participated in the PPP as both direct lender and service provider. Under the CARES Act, we originated $109.5 million of PPP loans and were a Lender Service Provider (“LSP”) for $2.5 billion of PPP loans. For our originations as direct lender, we elected the fair value option and thus, classified the loans as held at fair value on our consolidated balance sheets. Fees totaling $5.2 million were recognized in the period of origination. For loans processed under the LSP, we were obligated to perform certain services including: 1) assistance and services to the third-party in the underwriting, marketing, processing and funding of loans, 2) processing forgiveness of the loans with the SBA and 3) servicing and management of subsequently resulting PPP loan portfolios. Such loans are not carried on our consolidated balance sheet and fees totaling $43.3 million were recognized as services were performed. Unrecognized fees as of March 31, 2022 were $0.2 million. Expenses related to PPP loans under the CARES Act are recognized in the period in which they are incurred.

The table below presents details about the Company’s assets and liabilities related to its PPP activities.

(in thousands)	March 31, 2022	December 31, 2021
Assets
Paycheck Protection Program loans	552,813	867,109
Paycheck Protection Program loans, at fair value	1,843	3,243
PPP fee receivable	370	407
Accrued interest receivable	5,920	7,025
Total PPP related assets	$560,946	$877,784
Liabilities
Paycheck Protection Program Liquidity Facility borrowings	$627,445	$941,505
Interest payable	2,095	2,358
Deferred LSP revenue	213	286
Accrued PPP related costs	9,160	12,460
Payable to third parties	1,946	2,091
Repair and denial reserve	10,164	12,844
Total PPP related liabilities	$651,023	$971,544

In the table above,

●	Originations of PPP loans under the Economic Aid Act were $2.2 billion. These loans are classified as held-for-investment and are accounted for under ASC 310-10, Receivables.
●	Total net fees of $123.7 million are deferred over the expected life of the loans and will be recognized as interest income.
●	As of March 31, 2022, PPPLF borrowings exceed PPP loans on the balance sheet due to net fees of $45.4 million. In addition, PPP loans are forgiven before the related PPPLF borrowings are repaid. These proceeds are unrestricted and held in cash and cash equivalents on the consolidated balance sheet.

The table below presents details about the Company’s income and expenses related to its pre-tax PPP activities.

	Three Months Ended March 31,			Financial statement account
(in thousands)	2022	2021
Income
LSP fee income	$37	$6,741		Servicing income
Interest income	16,858	6,892		Interest income
Repair and denial reserve	2,244	(1,656)		Other income - change in repair and denial reserve
Total PPP related income	$19,139	$11,977	$
Expense
Direct operating expenses	$150	$4,545	$	Other operating expenses - origination costs
Interest expense	688	3,861		Interest expense
Total PPP related expenses (direct)	$838	$8,406	$
Net PPP related income	$18,301	$3,571	$

Other income and expenses

The table below presents the composition of other income and operating expenses.

	Three Months Ended March 31,
(in thousands)	2022	2021
Other income:
Origination income	$1,654	$1,613
Change in repair and denial reserve	2,193	(2,069)
Other	2,654	1,027
Total other income	$6,501	$571
Other operating expenses:
Origination costs	$4,934	$8,145
Technology expense	2,040	1,872
Impairment on real estate	1,827	—
Rent and property tax expense	1,095	1,686
Recruiting, training and travel expense	302	496
Marketing expense	328	576
Loan acquisition costs	105	34
Financing costs on purchased future receivables	30	24
Other	1,992	2,651
Total other operating expenses	$12,653	$15,484

Note 21. Redeemable Preferred Stock and Stockholders’ Equity

Common stock dividends

The table below presents dividends declared by the board of directors on common stock during the last twelve months.

Declaration Date	Record Date	Payment Date	Dividend per Share
March 1, 2021	March 15, 2021	March 18, 2021	$0.30
March 24, 2021	April 5, 2021	April 30, 2021	$0.10
June 14, 2021	June 30, 2021	July 30, 2021	$0.42
September 15, 2021	September 30, 2021	October 29, 2021	$0.42
December 14, 2021	December 31, 2021	January 31, 2022	$0.42
March 15, 2022	March 31, 2022	April 29, 2022	$0.42

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

The table below summarizes RSU and RSA activity.

	Restricted Stock Awards
(in thousands, except share data)	Number of Shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, December 31, 2021	888,777	$13,517	$15.21
Granted	349,824	4,964	14.19
Vested	(252,259)	(3,791)	15.03
Forfeited	(2,064)	(26)	12.82
Outstanding, March 31, 2022	984,278	$14,664	$14.90

The Company recognized $2.0 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively, of non-cash compensation expense related to its stock-based incentive plan in our consolidated statements of income.

As of March 31, 2022 and December 31, 2021, approximately $14.7 million and $13.5 million, respectively, of non-cash compensation expense related to unvested awards had not yet been charged to net income. These costs are expected to be amortized into compensation expense ratably over the course of the remaining vesting periods.

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

The fair value of the performance-based equity awards granted is recorded as compensation expense and will cliff vest at the end of a three year vesting period, with an offsetting increase in stockholders’ equity.

In February 2022, the Company granted, to certain key employees 84,566 shares of performance-based equity awards which are allocated 50% to awards that vest based on return metrics and relative total shareholder return (“TSR”) for the three-year forward-looking period ending December 31, 2024 and 50% to awards that vest based on TSR for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the return metrics and relative TSR achieved during the vesting period, the actual number of shares that the key employees receive at the end of the period may range from 0% to 300% of the target shares granted.

The fair value of the performance-based equity awards granted is recorded as compensation expense and will cliff vest at the end of a three year vesting period, with an offsetting increase in stockholders’ equity.

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

The table below presents details on preferred equity by series.

			Preferential Cash Dividends			Carrying Value (in thousands)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference	Rate per Annum	Annual Dividend (per share)	March 31, 2022
C	335	0.0001	$25.00	6.25%	$1.56	$8,361
E	4,600	0.0001	$25.00	6.50%	$1.63	$111,378

In the table above,

●	Shareholders are entitled to receive dividends, when and as authorized by the Company's Board, out of funds legally available for the payment of dividends. Dividends for Series C Preferred Stock are payable quarterly on the 15th day of January, April, July and October of each year or if not a business day, the next succeeding business day. Dividends for Series E preferred stock are payable quarterly on or about the last day of each January, April, July and October of each year. Any dividend payable on the preferred stock for any partial dividend period will be computed on the basis of a 360- day year consisting of twelve 30-day months. Dividends will be payable in arrears to holders of record as they appear on the Company’s records at the close of business on the last day of each of March, June, September and December, as the case may be, immediately preceding the applicable dividend payment date.
●	The Company declared dividends of $0.1 million and $1.9 million of its Series C Preferred Stock and Series E Preferred Stock during the three months ended March 31, 2022. The dividends are payable on April 15, 2022 for Series C Preferred Stock and on April 29, 2022 for Series E Preferred Stock to the holders of record as of the close of business on March 31, 2022.
●	The Company may, at its option, redeem the Series E Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Series E Preferred Stock is not redeemable prior to June 10, 2026, except under certain conditions.

Equity ATM Program

On July 9, 2021, the Company entered into an Equity Distribution Agreement, as amended on March 8, 2022, (the “Equity Distribution Agreement”) with JMP Securities LLC, (the “Sales Agent”), pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $150 million, through the Sales Agent either as agent or principal  (the “Equity ATM Program”). During the three months ended March 31, 2022, the Company sold 1.1 million shares of common stock at an average price of $15.83 per share through the Equity ATM Program, for net proceeds of $16.79 million, after offering related expenses paid of $0.3 million. As of March 31, 2022, shares representing approximately $78.7 million remain available for sale under the Equity ATM Program.

Other

On January 14, 2022, the Company completed a public offering of 7 million shares of common stock, par value $0.0001 per share, at a price of $15.30 per share. The Company received aggregate net proceeds of approximately $106.6 million, after deducting offering expenses.

Note 22. Earnings per Share of Common Stock

The table below provides information on the basic and diluted earnings per share computations, including the number of shares of common stock used for purposes of these computations.

	Three Months Ended March 31,
(in thousands, except for share and per share amounts)	2022	2021
Basic Earnings
Net income	$64,263	$28,947
Less: Income attributable to non-controlling interest	775	659
Less: Income attributable to participating shares	2,412	657
Basic earnings	$61,076	$27,631

Diluted Earnings
Net income	$64,263	$28,947
Less: Income attributable to non-controlling interest	775	659
Less: Income attributable to participating shares	2,412	657
Add: Expenses attributable to dilutive instruments	2,319	-
Diluted earnings	$63,395	$27,631

Number of Shares
Basic — Average shares outstanding	87,707,281	56,817,632
Effect of dilutive securities — Unvested participating shares	7,695,213	25,816
Diluted — Average shares outstanding	95,402,494	56,843,448

Earnings Per Share Attributable to RC Common Stockholders:
Basic	$0.70	$0.49
Diluted	$0.66	$0.49

In the table above, participating unvested RSUs were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

The Company adopted ASU 2020-06 , Debt – Debt with Conversion and other Options and Derivatives and Hedging-Contracts in Entity’s Own Equity, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method.

Certain investors own OP units in our operating partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the operating partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company's equity is increased. As of March 31, 2022 and December 31, 2021, the non-controlling interest OP unit holders owned 1,749,746 and 293,003 OP units, respectively.

Note 23. Offsetting assets and liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default, including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of March 31, 2022 and December 31, 2021, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

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

In accordance with ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, the Company is required to disclose the impact of offsetting of assets and liabilities represented in the consolidated balance sheets to enable users of the consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to offset, and (d) the Company’s right of offset is enforceable at law. As of March 31, 2022 and December 31, 2021, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the consolidated balances sheets.

The table below presents the gross fair value of derivative contracts by product type and secured borrowings, the amount of netting reflected in the consolidated balance sheets, as well as the amount not offset in the consolidated balance sheets as they do not meet the enforceable credit support criteria for netting under U.S. GAAP.

				Gross amounts not offset in the Consolidated Balance Sheets(1)
(in thousands)	Gross amounts of Assets / Liabilities	Gross amounts offset	Balance in Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received / Paid	Net Amount
March 31, 2022
Assets
FX forwards	$837	$—	$837	$—	$—	$837
TBA Agency Securities	6,857	—	6,857	—	—	6,857
Interest rate swaps	29,264	106	29,158	—	15,345	13,813
Total	$36,958	$106	$36,852	$—	$15,345	$21,507
Liabilities
Interest rate swaps	$306	$306	$—	$—	$—	$—
Interest rate lock commitments	2,616	—	2,616	—	—	2,616
TBA Agency Securities	4	—	4	—	—	4
Secured borrowings	3,274,324	—	3,274,324	3,274,324	—	—
Paycheck Protection Program Liquidity Facility	627,445	—	627,445	554,656	—	72,789
Total	$3,904,695	$306	$3,904,389	$3,828,980	$—	$75,409
December 31, 2021
Assets
Interest rate lock commitments	$2,340	$—	$2,340	$—	$—	$2,340
FX forwards	606	—	606	—	—	606
TBA Agency Securities	128	128	—	—	—	—
Interest rate swaps	6,076	2,000	4,076	—	—	4,076
Total	$9,150	$2,128	$7,022	$—	$—	$7,022
Liabilities
Interest rate swaps	$3,830	$3,830	$—	$—	$—	$—
TBA Agency Securities	538	128	410	—	—	410
Secured borrowings	2,517,600	—	2,517,600	2,517,600	—	—
Paycheck Protection Program Liquidity Facility	941,505	—	941,505	870,349	—	71,156
Total	$3,463,473	$3,958	$3,459,515	$3,387,949	$—	$71,566
(1)	Amounts presented in these columns are limited in total to the net amount of assets or liabilities presented in the prior column by instrument. In certain cases, there is excess cash collateral or financial assets we have pledged to a counterparty that exceed the financial liabilities subject to a master netting repurchase arrangement or similar agreement. Additionally, in certain cases, counterparties may have pledged excess cash collateral to us that exceeds our corresponding financial assets. In each case, any of these excess amounts are excluded from the table although they are separately reported in our consolidated balance sheets as assets or liabilities, respectively.

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

Note 25. Commitments, contingencies and indemnifications

Litigation

The Company may be subject to litigation and administrative proceedings arising in the ordinary course of its business and as such, has entered into agreements which provide for indemnifications against losses, costs, claims, and liabilities arising from the performance of individual obligations under such agreements. The Company has had no prior claims or payments pursuant to these agreements and the individual maximum exposure is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based on history and experience, the risk of loss is expected to be remote. Management is not aware of any other contingencies that would require accrual or disclosure in the consolidated financial statements.

Unfunded Loan Commitments

The table below presents unfunded loan commitments for SBC loans.

(in thousands)	March 31, 2022	December 31, 2021
Loans, net	$705,050	$455,119
Loans, held for sale at fair value	$26,662	$24,150
Investments held to maturity	$3,606	$—

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

The table below presents commitments to originate residential agency loans.

(in thousands)	March 31, 2022	December 31, 2021
Commitments to originate residential agency loans	$417,175	$346,660

Note 26. Income Taxes

The Company is a REIT pursuant to Internal Revenue Code Section 856. Our qualification as a REIT depends on our ability to meet various requirements imposed by the Internal Revenue Code, which relate to our organizational structure, diversity of stock ownership and certain requirements with regard to the nature of our assets and the sources of our income. As a REIT, we generally must distribute annually dividends equal to at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four taxable years. As of March 31, 2022 and December 31, 2021, we are in compliance with all REIT requirements.

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

SBC Lending and Acquisitions

The Company originates SBC loans across the full life-cycle of an SBC property including construction, transitional, stabilized and agency channels. As part of this segment, we originate and service multi-family loan products under the Freddie Mac SBL program. SBC originations include construction and permanent financing activities for the preservation and construction of affordable housing, primarily utilizing tax-exempt bonds, through Red Stone. This segment also reflects the impact of SBC securitization activities. The Company acquires performing and non-performing SBC loans and intends to continue to acquire these loans as part of the Company’s business strategy.

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

Corporate- Other

Corporate - Other consists primarily of unallocated activities including interest expense relating to our senior secured and convertible notes, allocated employee compensation from our Manager, management and incentive fees paid to our Manager and other general corporate overhead expenses.

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

	Three Months Ended March 31, 2022
		Small	Residential
	SBC Lending	Business	Mortgage	Corporate-
(in thousands)	and Acquisitions	Lending	Banking	Other	Consolidated
Interest income	$96,343	$26,237	$1,825	$—	$124,405
Interest expense	(53,093)	(5,690)	(1,958)	(276)	(61,017)
Net interest income before provision for loan losses	$43,250	$20,547	$(133)	$(276)	$63,388
Provision for loan losses	(270)	(1,272)	—	—	(1,542)
Net interest income after provision for loan losses	$42,980	$19,275	$(133)	$(276)	$61,846
Non-interest income
Residential mortgage banking activities	$—	$—	$8,424	$—	$8,424
Net realized gain on financial instruments and real estate owned	882	7,125	—	—	8,007
Net unrealized gain on financial instruments	12,429	288	32,598	—	45,315
Servicing income, net	920	1,493	8,115	—	10,528
Income on purchased future receivables, net	—	2,469	—	—	2,469
Income on unconsolidated joint ventures	6,563	—	—	—	6,563
Other income	3,014	2,871	24	592	6,501
Total non-interest income	$23,808	$14,246	$49,161	$592	$87,807
Non-interest expense
Employee compensation and benefits	(10,160)	(9,518)	(7,534)	(756)	(27,968)
Allocated employee compensation and benefits from related party	(300)	—	—	(2,700)	(3,000)
Variable expenses on residential mortgage banking activities	—	—	(979)	—	(979)
Professional fees	(2,401)	(1,468)	(264)	(993)	(5,126)
Management fees – related party	—	—	—	(3,196)	(3,196)
Loan servicing expense	(5,875)	(502)	(2,543)	—	(8,920)
Transaction related expenses	—	—	—	(5,699)	(5,699)
Other operating expenses	(5,376)	(3,787)	(2,024)	(1,466)	(12,653)
Total non-interest expense	$(24,112)	$(15,275)	$(13,344)	$(14,810)	$(67,541)
Income (loss) before provision for income taxes	$42,676	$18,246	$35,684	$(14,494)	$82,112
Total assets	$9,520,677	$1,217,726	$493,671	$244,170	$11,476,244

	Three Months Ended March 31, 2021
		Small	Residential
	SBC Lending	Business	Mortgage	Corporate-
(in thousands)	and Acquisitions	Lending	Banking	Other	Consolidated
Interest income	$55,895	$15,432	$2,044	$—	$73,371
Interest expense	(37,217)	(9,207)	(2,328)	(2,009)	(50,761)
Net interest income before provision for loan losses	$18,678	$6,225	$(284)	$(2,009)	$22,610
Recovery of (provision for loan losses)	(347)	355	—	—	8
Net interest income after (provision for) recovery of loan losses	$18,331	$6,580	$(284)	$(2,009)	$22,618
Non-interest income
Residential mortgage banking activities	$—	$—	$41,409	$—	$41,409
Net realized gain on financial instruments and real estate owned	3,946	4,900	—	—	8,846
Net unrealized gain on financial instruments	5,127	514	15,355	—	20,996
Servicing income, net	726	7,803	7,106	—	15,635
Income on purchased future receivables, net	—	2,317	—	—	2,317
Income (loss) on unconsolidated joint ventures	(809)	—	—	—	(809)
Other income (loss)	2,144	(1,600)	15	12	571
Total non-interest income	$11,134	$13,934	$63,885	$12	$88,965
Non-interest expense
Employee compensation and benefits	(2,252)	(6,046)	(13,588)	(891)	(22,777)
Allocated employee compensation and benefits from related party	(212)	—	—	(1,911)	(2,123)
Variable expenses on residential mortgage banking activities	—	—	(15,485)	—	(15,485)
Professional fees	(845)	(644)	(251)	(1,242)	(2,982)
Management fees – related party	—	—	—	(2,693)	(2,693)
Loan servicing expense	(3,842)	102	(2,364)	—	(6,104)
Transaction related expenses	—	—	—	(6,307)	(6,307)
Other operating expenses	(4,957)	(7,665)	(2,204)	(658)	(15,484)
Total non-interest expense	$(12,108)	$(14,253)	$(33,892)	$(13,702)	$(73,955)
Income (loss) before provision for income taxes	$17,357	$6,261	$29,709	$(15,699)	$37,628
Total assets	$4,980,745	$1,999,228	$672,255	$364,727	$8,016,955

Note 28. Subsequent events

On April 14, 2022 the Company completed the securitization of $276.8 million of fixed rate SBC loans and issued $204.5 million of senior bonds at a weighted average pass-through rate of 4.2%.

On April 18, 2022 the Company closed an underwritten public offering of $120.0 million in aggregate principal amount of 6.125% senior unsecured notes due 2025. The Company intends to use the net proceeds to originate or acquire target assets consistent with its investment strategy and for general business purposes.

Item 1A. Forward-Looking Statements

Except where the context suggests otherwise, the terms “Company,” “we,” “us” and “our” refer to Ready Capital Corporation and its subsidiaries. We make forward-looking statements in this quarterly report on Form 10-Q within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Forward-looking statements contained in this quarterly report reflect our current views about future events and are inherently subject to substantial risks and uncertainties, many of which are difficult to predict and beyond our control, that may cause our actual results to materially differ. These forward-looking statements include information about possible or assumed future results of our operations, financial condition, liquidity, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or other comparable terminology, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

●	the severity and duration of the novel coronavirus (“COVID-19”) pandemic and its impact on our business and operations, financial condition, results of operations, liquidity and capital resources;

●	the impact of the COVID-19 pandemic on our borrowers, the real estate industry and global markets;

●	our investment objectives and business strategy;

●	our ability to borrow funds or otherwise raise capital on favorable terms;

●	our expected leverage;

●	our expected investments;

●	estimates or statements relating to, and our ability to make, future distributions;

●	projected capital and operating expenditures;

●	availability of qualified personnel;

●	prepayment rates; and

●	projected default rates;

●	increased rates of default and/or decreased recovery rates on our investments;

●	changes in interest rates, interest rate spreads, the yield curve or prepayment rates; changes in prepayments of our assets;

●	our ability to achieve the expected synergies, cost savings and other benefits from the acquisition of the Mosaic Funds (as defined herein);

●	risks associated with achieving expected synergies, cost savings and other benefits from acquisitions and our increased scale;

●	risks related to integrating a construction lending platform into our existing operations and the origination and ownership of construction loans, which are subject to additional risks as compared to loans secured by existing structures or land, following the acquisition of the Mosaic Funds;

●	market, industry and economic trends;

●	our ability to compete in the marketplace;

●	the availability of attractive risk-adjusted investment opportunities in small to medium balance commercial loans (“SBC loans”), loans guaranteed by the U.S. Small Business Administration (the “SBA”) under its Section 7(a) loan program (the “SBA Section 7(a) Program”), mortgage backed securities (“MBS”), residential mortgage loans and other real estate-related investments that satisfy our investment objectives and strategies;

●	general volatility of the capital markets;

●	changes in our investment objectives and business strategy;

●	the availability, terms and deployment of capital;

●	the availability of suitable investment opportunities;

●	recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Department of the Treasury (“Treasury”) and the Board of Governors of the Federal Reserve System, the Federal Depositary Insurance Corporation, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac” and together with Fannie Mae, the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), Federal Housing Administration (“FHA”) Mortgagee, U.S. Department of Agriculture (“USDA”), U.S. Department of Veterans Affairs (“VA”) and the U.S. Securities and Exchange Commission (“SEC”);

●	applicable regulatory changes;

●	changes in our assets, interest rates or the general economy;

●	mortgage loan modification programs and future legislative actions;

●	our ability to maintain our qualification as a real estate investment trust (“REIT”) and limitations on our business as a result of our qualifications as a REIT;

●	our ability to maintain our exemption from qualification under the Investment Company Act of 1940, as amended (the “1940 Act”);

●	factors described in our annual report on Form 10-K, including those set forth under the captions “Risk Factors” and “Business”;

●	our dependence on our external advisor, Waterfall Asset Management, LLC (“Waterfall” or the “Manager”), and our ability to find a suitable replacement if we or Waterfall were to terminate the management agreement we have entered into with Waterfall (the “management agreement”); and

●	the degree and nature of our competition, including competition for SBC loans, MBS, residential mortgage loans and other real estate-related investments that satisfy our investment objectives and strategies.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in five main sections:

●	Overview
●	Results of Operations
●	Liquidity and Capital Resources
●	Contractual Obligations and Off-Balance Sheet Arrangements
●	Critical Accounting Estimates

The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and accompanying Notes included in Part I, Item 1, "Financial Statements," of this quarterly report on Form 10-Q and with Items 6, 7, 8, and 9A of our annual report on Form 10-K. See "Forward-Looking Statements" in this quarterly report on Form 10-Q and in our annual report on Form 10-K and "Critical Accounting Estimates" in our annual report on Form 10-K for certain other factors that may cause actual results to differ, materially, from those anticipated in the forward-looking statements included in this quarterly report on Form 10-Q.

Overview

Our Business

We are a multi-strategy real estate finance company that originates, acquires, finances, and services SBC loans, SBA loans, residential mortgage loans, construction loans, and to a lesser extent, MBS collateralized primarily by SBC loans, or other real estate-related investments. Our loans generally range in original principal amounts up to $40 million and are used by businesses to purchase real estate used in their operations or by investors seeking to acquire multi-family, office, retail, mixed use or warehouse properties. Our objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends as well as through capital appreciation. In order to achieve this objective, we continue to grow our investment portfolio and believe that the breadth of our full service real estate finance platform will allow us to adapt to market conditions and deploy capital in our asset classes and segments with the most attractive risk-adjusted returns. We report our activities in the following three operating segments:

●	SBC Lending and Acquisitions. We originate SBC loans across the full life-cycle of an SBC property including construction, transitional, stabilized and agency loan origination channels through our wholly-owned subsidiary, ReadyCap Commercial, LLC (“ReadyCap Commercial”). These originated loans are generally held-for-investment or placed into securitization structures. As part of this segment, we originate and service multi-family loan products under the Freddie Mac SBL program. These originated loans are held for sale, then sold to Freddie Mac. We provide construction and permanent financing for the preservation and construction of affordable housing, primarily utilizing tax-exempt bonds through Red Stone, a wholly owned subsidiary. In addition, we acquire small balance commercial loans as part of our business strategy. We hold performing SBC loans to term and seek to maximize the value of the non-performing SBC loans acquired by us through borrower-based resolution strategies. We typically acquire non-performing loans at a discount to their unpaid principal balance when we believe that resolution of the loans will provide attractive risk-adjusted returns.

●	Small Business Lending. We acquire, originate and service owner-occupied loans guaranteed by the SBA under the SBA Section 7(a) Program through our wholly-owned subsidiary, ReadyCap Lending. We hold an SBA license as one of only 14 non-bank SBLCs and have been granted preferred lender status by the SBA. These originated loans are either held-for-investment, placed into securitization structures, or sold. We also acquire purchased future receivables through Knight Capital, which is a technology-driven platform that provides working capital to small and medium sized businesses across the U.S.

●	Residential Mortgage Banking. We operate our residential mortgage loan origination segment through our wholly-owned subsidiary, GMFS. GMFS originates residential mortgage loans eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, USDA and VA through retail, correspondent and broker channels. These originated loans are then sold to third parties, primarily agency lending programs.

We are organized and conduct our operations to qualify as a REIT under the Code. So long as we qualify as a REIT, we are generally not subject to U.S. federal income tax on our net taxable income to the extent that we annually distribute substantially all of our net taxable income to stockholders. We are organized in a traditional UpREIT format pursuant to which we serve as the general partner of, and conduct substantially all of our business through our operating partnership. We also intend to operate our business in a manner that will permit us to be excluded from registration as an investment company under the 1940 Act.

For additional information on our business, refer to Part I, Item 1, “Business” in the Company’s Annual Report on Form 10-K.

Acquisitions

Anworth Mortgage Asset Corporation. On March 19, 2021, we completed the acquisition of Anworth, through a merger of Anworth with and into a wholly-owned subsidiary of ours, in exchange for approximately 16.8 million shares of our common stock (“Anworth Merger”). In accordance with the Agreement and Plan of Merger, dated as of December 6, 2020 (“the Anworth Merger Agreement”), by and among us, RC Merger Subsidiary, LLC and Anworth, the number of shares of our common stock issued was based on an exchange ratio of 0.1688 per share plus $0.61 in cash. The total purchase price for the merger of $417.9 million consists of our common stock issued in exchange for shares of Anworth common stock and cash paid in lieu of fractional shares of our common stock, which was based on a price of $14.28 per share of our common stock on the acquisition date and $0.61 in cash per share.

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

The acquisition of Anworth increased our equity capitalization, supported continued growth of our platform and execution of our strategy, and provided us with improved scale, liquidity and capital alternatives, including additional borrowing capacity. Also, the stockholder base resulting from the acquisition of Anworth enhanced the trading volume and liquidity for our stockholders. In addition, part of our strategy in acquiring Anworth was to manage the liquidation and runoff of certain assets within the Anworth portfolio and repay certain indebtedness on the Anworth portfolio following the completion of the Anworth Merger, and to redeploy the capital into opportunities in our core SBC strategies and other assets we expect will generate attractive risk-adjusted returns and long-term earnings accretion. Consistent with this strategy, as of March 31, 2022, we have liquidated approximately $2.1 billion of assets within the Anworth portfolio, primarily consisting of agency residential mortgage-backed securities, which are guaranteed by the U.S. government or by federally sponsored enterprises, and repaid approximately $1.8 billion of indebtedness on the portfolio.

In addition, concurrently with entering into the Anworth Merger Agreement, we, our operating partnership and the Manager entered into the First Amendment to the Amended and Restated Management Agreement (the “Amendment”), pursuant to which, upon the closing of the Anworth Merger, the Manager’s base management fee was reduced by $1,000,000 per quarter for each of the first full four quarters following the effective time of the Anworth Merger (the “Temporary Fee Reduction”). Other than the Temporary Fee Reduction set forth in the Amendment, the terms of the Management Agreement remain the same.

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

Mosaic. On March 16, 2022, pursuant to the terms of that certain Merger Agreement, dated as of November 3, 2021, as amended on February 7, 2022, the Company acquired, in a series of mergers (collectively, the “Mosaic Mergers”), a group of privately held, real estate structured finance opportunities funds, with a focus on construction lending (collectively, the “Mosaic Funds”), managed by MREC Management, LLC (“the “Mosaic Manager”).

As consideration for the Mosaic Mergers, each former investor was entitled to receive an equal number of shares of each of Class B-1 Common Stock, $0.0001 par value per share (the “Class B-1 Common Stock”), Class B-2 Common Stock, $0.0001 par value per share (the “Class B-2 Common Stock”) Class B-3 Common Stock, $0.0001 par value per share (the “Class B-3 Common Stock”), and Class B-4 Common Stock, $0.0001 par value per share (the “Class B-4 Common Stock” and, together with the Class B-1 Common Stock, the Class B-2 Common Stock and the Class B-3 Common Stock, the “Class B Common Stock”), of Ready Capital, contingent equity rights (“CERs”) representing the potential right to receive shares of Common Stock as of the end of the three-year period following the closing date of the Mosaic Mergers based upon the performance of the assets acquired by Ready Capital pursuant to the Mosaic Mergers, and cash consideration in lieu of any fractional shares of Class B Common Stock.

The Class B Common Stock rank equally with the common stock, except that the shares of Class B Common Stock are not listed on the New York Stock Exchange. Each tranche of Class B Common Stock will automatically convert into an equal number of shares of common stock on a quarterly basis over the course of a year following the closing date of the Mosaic Mergers. The CERs are contractual rights and do not represent any equity or ownership interest in Ready Capital or any of its affiliates. If any shares of common stock are issued in settlement of the CERs, each former investor will also be entitled to receive a number of additional shares of common stock equal to (i) the amount of any dividends or other distributions paid with respect to the number of whole shares of common stock received in respect of CERs and having a record date on or after the closing date of the Mosaic Mergers and a payment date prior to the issuance date of such shares of common stock, divided by (ii) the greater of (a) the average of the volume weighted average prices of one share of common stock over the ten trading days preceding the determination date and (b) the most recently reported book value per share of common stock as of the determination date.

The acquisition further expanded the Company’s investment portfolio and origination platform to include a diverse portfolio of construction assets with attractive portfolio yields. Refer to Note 5 for assets acquired and liabilities assumed in the merger.

Factors Impacting Operating Results

We expect that our results of operations will be affected by a number of factors and will primarily depend on the level of interest income from our assets, the market value of our assets and the supply of, and demand for, SBC loans, SBA loans, residential loans, construction loans, MBS and other assets we may acquire in the future, demand for housing, population trends, construction costs, the availability of alternative real estate financing from other lenders and the financing and other costs associated with our business. These factors may have an impact on our ability to originate new loans or the performance of our existing loan portfolio. Our net investment income, which includes the amortization of purchase premiums and accretion of purchase discounts, varies primarily as a result of changes in market interest rates, the rate at which our distressed assets are liquidated and the prepayment speed of our performing assets. Interest rates and prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by our available borrowing capacity, conditions in the financial markets, credit losses in excess of initial estimates or unanticipated credit events experienced by borrowers whose loans are held directly by us or are included in our MBS. Difficult market conditions as well as inflation, energy costs, geopolitical issues, health epidemics and outbreaks of contagious diseases, such as the outbreak of COVID-19 and the emergence and severity of variants, unemployment and the availability and cost of credit are factors which could also impact our operating results.

Changes in Market Interest Rates. We own and expect to acquire or originate fixed rate mortgages (“FRMs”) and adjustable rate mortgages (“ARMs”) with maturities ranging from five to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in five to 10 years. ARM loans generally have a fixed interest rate for a period of five, seven or 10 years and then an adjustable interest rate equal to the sum of an index rate, such as SOFR, while FRM loans bear interest that is fixed for the term of the loan. As of March 31, 2022, approximately 79% of the loans in our portfolio were ARMs, and 21% were FRMs, based on UPB. We utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with our FRMs. As of March 31, 2022, 52% of fixed rate loans are match funded in securitization.

With respect to our business operations, increases in interest rates may generally over time cause the interest expense associated with our variable-rate borrowings to increase, the value of fixed-rate loans, MBS and other real estate-related assets to decline, coupons on variable-rate loans and MBS to reset to higher interest rates, and prepayments on loans and MBS to slowdown. Conversely, decreases in interest rates generally tend to have the opposite effect.

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

The table below sets forth certain information on our operating results.

	Three Months Ended March 31,
($ in thousands, except share data)	2022	2021
Net Income	$64,263	$28,947
Earnings per common share - basic	$0.70	$0.49
Earnings per common share - diluted	$0.66	$0.49
Distributable earnings	$48,863	$24,708
Distributable earnings per common share - basic	$0.52	$0.41
Distributable earnings per common share - diluted	$0.48	$0.41
Dividends declared per common share	$0.42	$0.40
Dividend yield	11.2%	11.7%
Return on equity	18.0%	12.8%
Distributable return on equity	13.6%	10.9%
Book value per common share	$15.22	$14.90
Adjusted net book value per common share	$15.21	$14.89

In the table above,

●	Dividend yield is based on the respective period end closing share price.
●	Adjusted net book value per common share excludes the equity component of our 2017 convertible note issuance.

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

The table below presents information on our investment portfolio originations and acquisitions (based on fully committed amounts).

	Three Months Ended March 31,
(in thousands)	2022	2021
Loan originations:
SBC loans	$2,194,885	$823,193
SBA loans	100,956	52,045
Residential agency mortgage loans	769,133	1,240,083
Total loan originations	$3,064,974	$2,115,321
Total loan acquisitions	$5,253	$—
Total loan investment activity	$3,070,227	$2,115,321

Balance Sheet Analysis and Metrics

(in thousands)	March 31, 2022	December 31, 2021	$ Change	% Change
Assets
Cash and cash equivalents	$211,369	$229,531	$(18,162)	(7.9)%
Restricted cash	56,963	51,569	5,394	10.5
Loans, net (including $10,722 and $10,766 held at fair value)	4,062,335	2,915,446	1,146,889	39.3
Loans, held for sale, at fair value	523,214	552,935	(29,721)	(5.4)
Paycheck Protection Program loans (including $1,843 and $3,243 held at fair value)	554,656	870,352	(315,696)	(36.3)
Mortgage-backed securities, at fair value	93,259	99,496	(6,237)	(6.3)
Loans eligible for repurchase from Ginnie Mae	82,975	94,111	(11,136)	(11.8)
Investment in unconsolidated joint ventures (including $8,610 and $8,894 held at fair value)	149,475	141,148	8,327	5.9
Investments held to maturity (including $17,053 held at fair value)	57,285	—	57,285	100.0
Purchased future receivables, net	8,753	7,872	881	11.2
Derivative instruments	36,852	7,022	29,830	424.8
Servicing rights (including $159,834 and $120,142 held at fair value)	244,143	204,599	39,544	19.3
Real estate owned, held for sale	119,207	42,288	76,919	181.9
Other assets	186,089	172,098	13,991	8.1
Assets of consolidated VIEs	5,089,669	4,145,564	944,105	22.8
Total Assets	$11,476,244	$9,534,031	$1,942,213	20.4%
Liabilities
Secured borrowings	3,274,324	2,517,600	756,724	30.1
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	627,445	941,505	(314,060)	(33.4)
Securitized debt obligations of consolidated VIEs, net	3,864,150	3,214,303	649,847	20.2
Convertible notes, net	113,531	113,247	284	0.3
Senior secured notes, net	342,454	342,035	419	0.1
Corporate debt, net	446,118	441,817	4,301	1.0
Guaranteed loan financing	332,398	345,217	(12,819)	(3.7)
Contingent consideration	92,148	16,400	75,748	461.9
Liabilities for loans eligible for repurchase from Ginnie Mae	82,975	94,111	(11,136)	(11.8)
Derivative instruments	2,620	410	2,210	539.0
Dividends payable	51,161	34,348	16,813	48.9
Loan participations sold	56,386	—	56,386	100.0
Due to third parties	38,846	668	38,178	5,715.3
Accounts payable and other accrued liabilities	184,592	183,411	1,181	0.6
Total Liabilities	$9,509,148	$8,245,072	$1,264,076	15.3%
Preferred stock Series C, liquidation preference $25.00 per share	8,361	8,361	—	—

Commitments & contingencies

Stockholders’ Equity
Preferred stock Series E liquidation preference $25.00 per share	111,378	111,378	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 114,335,948 and 75,838,050 shares issued and outstanding, respectively	11	8	3	37.5
Additional paid-in capital	1,723,099	1,161,853	561,246	48.3
Retained earnings	21,661	8,598	13,063	151.9
Accumulated other comprehensive income (loss)	(4,704)	(5,733)	1,029	(17.9)
Total Ready Capital Corporation equity	1,851,445	1,276,104	575,341	45.1
Non-controlling interests	107,290	4,494	102,796	2,287.4
Total Stockholders’ Equity	$1,958,735	$1,280,598	$678,137	53.0%
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$11,476,244	$9,534,031	$1,942,213	20.4%

As of March 31, 2022, total assets in our consolidated balance sheet were $11.5 billion, an increase of $1.9 billion from December 31, 2021, primarily reflecting an increase in Loans, net and Assets of consolidated VIEs, partially offset by a decrease in PPP loans. Loans, net increased $1.1 billion reflecting increases in loan originations, partially offset by paydowns. Assets of consolidated VIEs increased $944 million primarily due to the closing of RCMF 2022-FL8, partially offset by paydowns including the collapse of SCMT 2020-SBC9. PPP loans decreased $316 million due to principal forgiveness.

As of March 31, 2022, total liabilities in our consolidated balance sheet were $9.5 billion, an increase of $1.3 billion from December 31, 2021, primarily reflecting an increase in Secured borrowings and Secured debt obligations of consolidated VIEs, net, partially offset by a decrease in PPPLF borrowings. Secured borrowings increased $757 million reflecting increased borrowings on originations and acquisitions of loans, partially offset by payments. Securitized debt obligations of consolidated VIEs, net increased $650 million due to the closing of RCMF 2022-FL8, partially offset by paydowns including the collapse of SCMT 2020-SBC9. PPPLF decreased $314 million due to PPP principal forgiveness.

As of March 31, 2022, Stockholders’ Equity increased $678 million to $2.0 billion, due to equity raised in connection with the Mosaic Mergers, the issuance of common equity through an underwritten public offering and the issuance of common equity through the Equity ATM Program.

Selected Balance Sheet Information by Business Segment. The table below presents certain selected balance sheet data by each of our three business segments, with the remaining amounts reflected in Corporate –Other.

(in thousands)	SBC Lending and Acquisitions	Small Business Lending	Residential Mortgage Banking	Total
March 31, 2022
Assets
Loans, net	$8,460,496	$577,108	$3,866	$9,041,470
Loans, held for sale, at fair value	261,716	50,008	211,490	523,214
Paycheck Protection Program loans	—	554,656	—	554,656
MBS, at fair value	93,259	—	—	93,259
Servicing rights	61,418	22,891	159,834	244,143
Investment in unconsolidated joint ventures	149,475	—	—	149,475
Investments held to maturity	57,285	—	—	57,285
Purchased future receivables, net	—	8,753	—	8,753
Real estate owned, held for sale	119,139	68	—	119,207

Liabilities
Secured borrowings	$2,898,897	$118,416	$257,011	$3,274,324
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	—	627,445	—	627,445
Securitized debt obligations of consolidated VIEs	3,794,678	69,472	—	3,864,150
Guaranteed loan financing	—	332,398	—	332,398
Senior secured notes, net	329,025	13,429	—	342,454
Corporate debt, net	446,118	—	—	446,118
Convertible notes, net	107,863	5,668	—	113,531
Loan participations sold	56,386	—	—	56,386

In the table above,

●	Loans, net includes assets of consolidated VIEs and excludes allowance for loan losses.
●	Investments held to maturity includes assets of consolidated VIEs.

Income Statement Analysis and Metrics

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change
Interest income
SBC lending and acquisitions	96,343	55,895	40,448
Small business lending	26,237	15,432	10,805
Residential mortgage banking	1,825	2,044	(219)
Total interest income	$124,405	$73,371	$51,034
Interest expense
SBC lending and acquisitions	(53,093)	(37,217)	(15,876)
Small business lending	(5,690)	(9,207)	3,517
Residential mortgage banking	(1,958)	(2,328)	370
Corporate - other	(276)	(2,009)	1,733
Total interest expense	$(61,017)	$(50,761)	$(10,256)
Net interest income before provision for loan losses	$63,388	$22,610	$40,778
Recovery of (provision for) loan losses
SBC lending and acquisitions	(270)	(347)	77
Small business lending	(1,272)	355	(1,627)
Total recovery of (provision for) loan losses	$(1,542)	$8	$(1,550)
Net interest income after recovery of (provision for) loan losses	$61,846	$22,618	$39,228
Non-interest income
SBC lending and acquisitions	23,808	11,134	12,674
Small business lending	14,246	13,934	312
Residential mortgage banking	49,161	63,885	(14,724)
Corporate - other	592	12	580
Total non-interest income	$87,807	$88,965	$(1,158)
Non-interest expense
SBC lending and acquisitions	(24,112)	(12,108)	(12,004)
Small business lending	(15,275)	(14,253)	(1,022)
Residential mortgage banking	(13,344)	(33,892)	20,548
Corporate - other	(14,810)	(13,702)	(1,108)
Total non-interest expense	$(67,541)	$(73,955)	$6,414
Net income (loss) before provision for income taxes
SBC lending and acquisitions	42,676	17,357	25,319
Small business lending	18,246	6,261	11,985
Residential mortgage banking	35,684	29,709	5,975
Corporate - other	(14,494)	(15,699)	1,205
Total net income before provision for income taxes	$82,112	$37,628	$44,484

Results of Operations – Supplemental Information. Realized and unrealized gains (losses) on financial instruments are recorded in the consolidated statements of income and classified based on the nature of the underlying asset or liability.

The table below presents the components of realized and unrealized gains (losses) on financial instruments.

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change
Realized gain (loss) on financial instruments
Realized gain on loans - Freddie Mac	$1,178	$2,407	$(1,229)
Creation of MSRs - Freddie Mac	1,268	3,559	(2,291)
Realized gain on loans - SBA	5,362	3,888	1,474
Creation of MSRs - SBA	1,734	959	775
Creation of MSRs - Red Stone	195	—	1,785
Realized gain (loss) on derivatives, at fair value	(1,125)	(1,825)	700
Realized gain (loss) on MBS, at fair value	1,373	293	1,080
Net realized gain (loss) - all other	(1,978)	(435)	(1,543)
Net realized gain (loss) on financial instruments	$8,007	$8,846	$751
Unrealized gain (loss) on financial instruments
Unrealized gain (loss) on loans - Freddie Mac and CMBS	$(4,923)	$(553)	$(4,370)
Unrealized gain (loss) on loans - SBA	288	514	(226)
Unrealized gain (loss) on residential MSRs, at fair value	32,598	15,354	17,244
Unrealized gain (loss) on derivatives, at fair value	26,933	5,832	21,101
Unrealized gain (loss) on MBS, at fair value	(2,612)	1,828	(4,440)
Net unrealized gain (loss) - all other	(6,969)	(1,979)	(4,990)
Net unrealized gain (loss) on financial instruments	$45,315	$20,996	$24,319

SBC Lending and Acquisitions Segment Results.

Q1 2022 versus Q1 2021. Interest income of $96.3 million represented an increase of $40.4 million, due to loan acquisitions and originations, resulting in higher average loan balances. Interest expense of $53.1 million represented an increase of $15.9 million, driven by an increase in borrowing needs required to finance new originations. The provision for loan losses of $0.3 million was essentially unchanged from the respective prior year period. Non-interest income of $23.8 million represented an increase of $12.7 million, primarily due to unrealized gains on interest rate swaps, partially offset by reduced pricing on loans and mortgage-backed securities, held at fair value, as well as an increase in income from unconsolidated subsidiaries. Non-interest expense of $24.1 million represented an increase of $12.0 million, primarily due to an increase in compensation expense.

Small Business Lending Segment Results.

Q1 2022 versus Q1 2021. Interest income of $26.2 million represented an increase of $10.8 million, due to increased loan balances, including PPP loans. Interest expense of $5.7 million represented a decrease of $3.5 million, primarily due to a decrease in costs to support PPP loan originations. The provision for loan losses of $1.3 million represented an increase of $1.6 million, due to increases in SBA 7(a) loan originations. Non-interest income of $14.2 million represented an increase of $0.3 million, primarily due to realized gains on loan sales, partially offset by a decrease in servicing income from PPP loans. Non-interest expense of $15.3 million represented an increase of $1.0 million, primarily due to an increase in compensation expense.

Residential Mortgage Banking Segment Results.

Q1 2022 versus Q1 2021. Interest income of $1.8 million represented a decrease of $0.2 million, due to a decrease in loan originations. Interest expense of $2.0 million represented a decrease of $0.4 million, primarily due to a decrease in loan originations. Non-interest income of $49.2 million represented a decrease of $14.7 million, primarily due to decreased loan originations, partially offset by unrealized gains on MSRs. Non-interest expense of $13.3 million represented a decrease of $20.5 million, primarily due to a decrease in loan originations.

Corporate – Other.

Q1 2022 versus Q1 2021. Interest expense decreased by $1.7 million due to a decrease in unallocated corporate debt. Non-interest expense of $14.8 million increased by $1.1 million, driven by an increase in compensation expense and management fees.

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

The table below presents a reconciliation of net income to distributable earnings.

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Net Income	$64,263	$28,947	$35,316
Reconciling items:
Unrealized (gain) loss on mortgage servicing rights	(32,599)	(15,356)	(17,243)
Impact of ASU 2016-13 on accrual loans	1,968	(29)	1,997
Non-recurring REO impairment	1,567	—	1,567
Merger transaction costs and other non-recurring expenses	6,655	7,263	(608)
Total reconciling items	$(22,409)	$(8,122)	$(14,287)
Income tax adjustments	7,009	3,883	3,126
Distributable earnings	$48,863	$24,708	$24,155
Less: Distributable earnings attributable to non-controlling interests	589	563	26
Less: Income attributable to participating shares	2,412	657	1,755
Distributable earnings attributable to common stockholders	$45,862	$23,488	$22,374
Distributable earnings per common share - basic	$0.52	$0.41	$0.11
Distributable earnings per common share - diluted	$0.48	$0.41	$0.07

Q1 2022 versus Q1 2021. Consolidated net income of $64.3 million for the first quarter of 2022 represented an increase of $35.3 million from the first quarter of 2021, primarily due to an increase in net interest income after provision for loan losses driven by higher loan volumes, interest income recognized from PPP loans and unrealized gains on financial instruments. Consolidated distributable earnings of $48.9 million for the first quarter of 2022 represented an increase of $24.2 million from the first quarter of 2021. The increase in the distributable earnings reconciling items is primarily due to an increase in unrealized gains on MSRs, partially offset by increased CECL reserves and non-recurring merger transaction costs.

COVID-19 Impact on Operating Results

There has been a wide-ranging response of international, federal, state and local public health and governmental authorities to the COVID-19 pandemic in regions across the United States and the world. The full magnitude and duration of the COVID-19 pandemic and the extent to which it impacts our financial condition, results of operations and cash flows will depend on future developments, which continue to be uncertain, including new information that may emerge concerning the severity of COVID-19 variants, the administration and effectiveness of vaccines, the impact of COVID-19 on economic activity and on our borrowers' businesses and their ability to meet their financial obligations to us. We will continue to monitor for any material or adverse effects on our business resulting from the COVID-19 pandemic. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K.

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

We are continuing to monitor the COVID-19 pandemic and its impact on us, the borrowers underlying our real estate-related assets, the tenants in the properties we own, our financing sources, and the economy as a whole. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences remain uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and liquidity remains uncertain and difficult to predict. Further discussion of the potential impacts on us from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K.

Cash flow

Three Months Ended March 31, 2022. Cash and cash equivalents as of March 31, 2022, decreased by $23.2 million to $300.1 million from December 31, 2021, primarily due to net cash used for investing activities, partially offset by net cash provided from financing and operating activities. The net cash used for investing activities primarily reflected loan originations and purchases, partially offset by paydowns and principal forgiveness. The net cash provided from financing activities primarily reflected net proceeds from secured borrowings as a result of an increase in our origination activities, proceeds from issuances of securitized debt and proceeds from equity issuances primarily in connection with the Mosaic Merger, partially offset by repayment of PPPLF borrowings. The net cash provided by operating activities primarily reflected net proceeds on disposition and principal payments of loans, held for sale, at fair value and an increase in operating assets, partially offset by an increase in operating liabilities and realized and unrealized gains on financial instruments.

Three Months Ended March 31, 2021. Cash and cash equivalents as of March 31, 2021, increased by $171.6 million to $372.0 million from December 31, 2020, primarily due to net cash provided from financing activities, partially offset by net cash used for operating and investing activities. The net cash provided from financing activities primarily reflected net proceeds from secured borrowings as a result of an increase in our origination and acquisition activities, proceeds from issuances of securitized debt, and net proceeds from corporate debt issuance, partially offset by paydowns of borrowings under repurchase agreements and dividend payments. The net cash used by operating activities primarily reflected net settlement of derivative instruments and gain on sale of residential mortgages held for sale. The net cash used for investing activities primarily reflected loan originations and purchases, partially offset by paydowns.

Collateralized borrowings under repurchase agreements

The table below presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase agreements during the quarter and the highest balance of any month end during the quarter.

(in thousands)	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q2 2019	612,383	605,173	612,383
Q3 2019	876,163	744,273	876,163
Q4 2019	809,189	842,676	876,163
Q1 2020	1,159,357	984,273	1,159,357
Q2 2020	714,162	936,760	1,057,522
Q3 2020	624,549	669,356	831,200
Q4 2020	827,569	726,059	827,569
Q1 2021	1,320,644	1,785,656	2,481,436
Q2 2021	1,223,527	1,145,354	1,223,527
Q3 2021	1,552,135	1,497,324	1,552,135
Q4 2021	2,045,717	1,824,260	2,045,717
Q1 2022	2,771,038	2,835,212	3,065,412

The net increase in the outstanding balances during the first quarter of 2022 was primarily due to increased borrowings to fund origination volumes.

Financing facilities

We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by loans and investments.

Churchill loan repurchase facility. Our subsidiaries, ReadyCap Warehouse Financing IV LLC (“ReadyCap Warehouse Financing IV”) and Sutherland Asset IV-CH, LLC (“Sutherland Asset IV-CH”) entered into a master repurchase agreement in March 2022, pursuant to which ReadyCap Warehouse Financing IV and Sutherland Asset IV-CH, may sell, and later repurchase, mortgage loans in an aggregate principal amount of up to $500 million. The Churchill Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is Adjusted Term SOFR plus a spread. The Churchill Loan Repurchase Facility is committed through March 2026, subject to one or more one-year extensions to be mutually agreed to by ReadyCap Warehouse Financing IV, Sutherland Asset IV-CH and Churchill. As of March 31, 2022, we had $103.9 million outstanding under the Churchill Loan Repurchase Facility.

The eligible assets for the Churchill Loan Repurchase Facility are loans secured by first mortgage liens on residential properties and mixed-use properties of which more than 50% of the square footage is designated for residential purposes and subject to approval by Churchill as the Buyer. ReadyCap Warehouse Financing IV and Sutherland Asset IV-CH paid the bank a structuring fee and are also required to pay the bank unused fees for the Churchill Loan Repurchase Facility, as well as certain other administrative costs and expenses. The Churchill Loan Repurchase Facility also includes financial maintenance covenants, which include requirements that we maintain (i) a ratio of recourse indebtedness to stockholders equity of not more than 4:1, (ii) stockholders equity of not less than $500,000,000, and (iii) liquidity of not less than 1% of our recourse indebtedness.

Goldman loan repurchase facility. Our subsidiaries, ReadyCap Warehouse Financing III, LLC (“ReadyCap Warehouse Financing III”) and Sutherland Asset IV-GS, LLC (“Sutherland Asset IV-GS”) entered into a master repurchase agreement in February 2022, pursuant to which ReadyCap Warehouse Financing III and Sutherland Asset IV-GS, may sell, and later repurchase, mortgage loans in an aggregate principal amount of up to $250 million, with the option to increase the maximum size of the Goldman Loan Repurchase Facility to $350 million subject to the satisfaction of certain conditions.  The Goldman Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is Term SOFR plus a spread. The Goldman Loan Repurchase Facility is committed through February 2024, subject to one one-year extension upon the satisfaction of certain conditions. As of March 31, 2022, we had $175.6 million outstanding under the Goldman Loan Repurchase Facility.

The eligible assets for the Goldman Loan Repurchase Facility are loans secured by first mortgage liens on residential or commercial properties and subject to approval by Goldman as the Buyer.  ReadyCap Warehouse Financing III and Sutherland Asset IV-GS paid the bank a structuring fee and are also required to pay the bank unused fees for the Goldman Loan Repurchase Facility, as well as certain other administrative costs and expenses. The Goldman Loan Repurchase Facility also includes financial maintenance covenants, which include requirements that we (i) not permit stockholders equity to decline by (x) more than 25% in any calendar quarter, (y) 35% in any calendar year, or (z) 50% since the date of the Goldman Loan Repurchase Facility, (ii) maintain cash liquidity of not less than the greater of (x) $15 million and (y) 3.0% of the aggregate outstanding loans sold under the Goldman Loan Repurchase Facility, and (iii) maintain a ratio of total indebtedness to tangible net worth of not more than 3:1.

Deutsche Bank loan repurchase facility. Our subsidiaries, ReadyCap Commercial, LLC (“ReadyCap Commercial”), Sutherland Asset I, LLC (“Sutherland Asset I”), Ready Capital Subsidiary REIT I, LLC (“Ready Capital Sub-REIT”) and Sutherland Warehouse Trust II, LLC (“Sutherland Warehouse Trust II”) renewed their master repurchase agreement in February 2020, pursuant to which ReadyCap Commercial, Sutherland Asset I, Ready Capital Sub REIT and Sutherland Warehouse Trust II may be advanced an aggregate principal amount of up to $350 million on originated mortgage loans (the “DB Loan Repurchase Facility”). The DB Loan Repurchase Facility is used to finance SBC loans, and the interest rate is SOFR plus a spread, which varies depending on the type and age of the loan. The DB Loan Repurchase Facility has been extended through November 2023 and our subsidiaries have an option to extend the DB Loan Repurchase Facility for an additional year, subject to certain conditions. ReadyCap Commercial’s, Sutherland Asset I’s, Ready Capital Sub REIT’s and Sutherland Warehouse Trust II’s obligations are fully guaranteed by us. As of March 31, 2022, we had $292.7 million outstanding under the DB Loan Repurchase Facility.

The eligible assets for the DB Loan Repurchase Facility are loans secured by a first mortgage lien on commercial properties subject to certain eligibility criteria, such as property type, geographical location, LTV ratios, debt yield and debt service coverage ratios. The principal amount paid by the bank for each mortgage loan is based on a percentage of the lesser of the mortgaged property value or the principal balance of such mortgage loan. ReadyCap Commercial, Sutherland Asset I, Ready Capital Sub REIT and Sutherland Warehouse Trust II paid the bank an up-front fee and are also required to pay the bank availability fees, and a minimum utilization fee for the DB Loan Repurchase Facility, as well as certain other administrative costs and expenses. The DB Loan Repurchase Facility also includes financial maintenance covenants applicable to our operating partnership, which include (i) an adjusted tangible net worth that does not decline by more than 25% in any calendar quarter, 35% in any calendar year or 50% from the highest adjusted tangible net worth set forth in recent audited financial statements, (ii) a minimum liquidity amount of the greater of (a) $5 million and (b) 3% of the sum of any outstanding recourse indebtedness plus the aggregate repurchase price of the mortgage loans on the Repurchase Agreement; provided however, that no less than two-thirds of the liquidity maintained by the Guarantor to satisfy the covenant shall be cash liquidity, (iii)  ratio of recourse indebtedness to adjusted net worth shall not exceed 4:1.

JPMorgan loan repurchase facility. Our subsidiaries, ReadyCap Warehouse Financing, LLC (“ReadyCap Warehouse Financing”) and Sutherland Warehouse Trust, LLC (“Sutherland Warehouse Trust”) entered into a master repurchase agreement in December 2015, pursuant to which ReadyCap Warehouse Financing and Sutherland Warehouse Trust, may sell, and later repurchase, mortgage loans in an aggregate principal amount of up to $400 million. As of October 2019, Ready Capital Mortgage Depositor II, LLC (“Ready Capital Mortgage Depositor II”) was added to the agreement. Our subsidiaries renewed their master repurchase agreement with JPMorgan in November 2020 (the “JPM Loan Repurchase Facility”). In January 2021 the facility was amended for an upsize to $650 million from an effective date of January 14, 2021, through but excluding April 30, 2021, and thereafter downsized to $400 million. In June 2021, the facility was amended for an upsize to $600 million. In September 2021, the facility was amended for an upsize to $700 million. In October 2021, the facility was amended for an upsize to $850 million. In November 2021, the facility was amended for an upsize to $1.0 billion. The JPM Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is LIBOR plus a spread, which is determined by the lender on an asset-by-asset basis. The JPM Loan Repurchase Facility is committed through November 2022, and up to 25% of the then current unpaid obligations of ReadyCap Warehouse Financing, Sutherland Warehouse Trust and Ready Capital Mortgage Depositor II, LLC Trust are guaranteed by us. As of March 31, 2022, we had $829.3 million outstanding under the JPM Loan Repurchase Facility.

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

Madison loan agreement. Our subsidiaries, Mosaic North Bergen, LLC, Mosaic Merced, LLC, Mosaic Portland Hotel, LLC and Mosaic LV MF, LLC (collectively, the “Madison Borrowers”) are party to an agreement for construction draw allocations on four properties (the “Underlying Loan Transaction”).  The Madison Borrowers entered into the loan agreement in September, 2021 with MRC RE Holdings II LLC (“Madison”), pursuant to which the Madison Borrowers were provided a loan in an amount not to exceed $380 million.  In connection with the Madison Loan Agreement, the Madison Borrowers provided as security collateral assignments of the first priority mortgages the Madison Borrowers hold as security for the Underlying Loan Transaction, and matures concurrently with the Underlying Loan Transaction, subject to extension in the event the Underlying Loan Transaction’s maturity date is extended or there is an event of default under the Underlying Loan Transaction.  The Madison Loan Agreement accrues interest at LIBOR plus a spread.  As of March 31, 2022, we had $33.8 million outstanding under the Madison Loan Agreement. The Madison Borrowers paid Madison an origination fee in connection with the Madison Loan Agreement, have guaranteed at least 12 months of interest to Madison and are obligated to pay an exit fee upon repayment of the Madison Loan Agreement.

Performance Trust repurchase agreement. Our subsidiaries, ReadyCap Commercial, LLC and Sutherland Asset I, LLC entered a master repurchase agreement in March 2021, pursuant to which ReadyCap Commercial, LLC and Sutherland Asset I, LLC may be advanced an aggregate principal amount of up to $113 million on performing and non-performing acquired legacy small balance commercial loans (the “Performance Trust Loan Repurchase Facility”). In June 2021 the facility was amended for an upsize to $123 million. In July 2021 the facility was amended for an upsize to $143 million. In August 2021 the facility was amended for an upsize to $169 million. In September 2021 the facility was amended for an upsize to $174 million. In October 2021, the facility was amended for an upsize to $204 million. In November 2021, the facility was amended for an upsize to $239 million. In January 2022, the facility was amended for an upsize to $258 million. In February 2022, the facility was amended for an upsize to $263 million. The Performance Trust Loan Repurchase Facility is committed until March 2024, and up to 25% of the then current unpaid obligations of ReadyCap Commercial, LLC and Sutherland Asset I, LLC are guaranteed by us. As of March 31, 2022, we had $233.4 million outstanding under the Performance Trust Loan Repurchase Facility.

Citibank loan repurchase agreement. Our subsidiaries, Waterfall Commercial Depositor, LLC, Sutherland Asset I, LLC, ReadyCap Commercial, LLC and Ready Capital Subsidiary REIT I, LLC renewed a master repurchase agreement in October 2020 with Citibank, N.A., pursuant to where these subsidiaries may sell, and later repurchase, a trust certificate (the “Trust Certificate”), representing interests in mortgage loans in an aggregate principal amount of up to $500 million. The Citi Loan Repurchase Facility is used to finance SBC loans, and the interest rate is one month LIBOR plus a spread, depending on asset characteristics. The Citi Loan Repurchase Facility is committed for a period of 364 days, and up to 25% of the then current unpaid obligations of Waterfall Commercial Depositor, Sutherland Asset I, Ready Capital Sub REIT and ReadyCap Commercial, LLC are guaranteed by us. As of March 31, 2022, we had $169.0 million outstanding under the Citi Loan Repurchase Facility.

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

Credit Suisse repurchase agreement. Our subsidiaries, ReadyCap Warehouse Financing II, LLC and Sutherland Asset I-CS, LLC entered a master repurchase agreement in May 2021, pursuant to which Ready Cap Warehouse Financing II, LLC and Sutherland Asset I-CS, LLC may be advanced an aggregate principal amount of up to $500 million on newly originated and acquired commercial products (excluding SBA and Freddie Small Balance Loans) (the “Credit Suisse Loan Repurchase Facility”). In February 2022, the facility was amended for an upsize to $750 million. The Credit Suisse Loan Repurchase Facility is committed until May 2022, and obligations of ReadyCap Warehouse Financing II, LLC and Sutherland Asset I-CS, LLC are guaranteed by us. As of March 31, 2022, we had $584.1 million outstanding under the Credit Suisse Loan Repurchase Facility.

Securities repurchase agreements. As of March 31, 2022, we had $383.1 million of secured borrowings related to ABS with various counterparties.

General statements regarding loan and securities repurchase facilities. As of March 31, 2022, we had $3.1 billion in carrying value of loans pledged against our borrowings under the loan repurchase facilities and $675.2 million in carrying value of ABS pledged against our securities repurchase agreement borrowings.

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

JPMorgan credit facility. We amended our credit facility with JPMorgan in June 2021 providing for a total borrowing capacity of up to $200 million. Under this facility, ReadyCap Lending (“RCL”) and Sutherland 2016-1 JPM Grantor Trust pledge loans guaranteed by the SBA under the SBA Section 7(a) Loan Program, SBA 504 loans and other loans. We act as a guarantor under this facility. The agreement contains financial maintenance covenants, which include (i) total stockholders’ equity must not be permitted to be less than the sum of (a) 60% of total stockholders’ equity as of the most recent renewal date of the facility plus (b) 50% of the net proceeds of any equity issuance after the most recent renewal date (ii) maximum leverage of 3:1, excluding non-recourse indebtedness and (iii) liquidity equal to at least the lesser of (a) 4% of the sum of (without duplication) (1) any outstanding recourse indebtedness plus (2) the aggregate amount of indebtedness outstanding under the agreement. The amended terms have an interest rate based on loan type ranging from one month LIBOR (reset daily), plus a spread. As of March 31, 2022, we had $59.7 million outstanding under this credit facility.

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

East West Bank credit facility. RCL renewed a senior secured revolving credit facility with East West Bank in October 2020, which provides financing of up to $50.0 million. In May 2021 the facility was amended for an upsize to $75 million. The agreement extends for two years, with an additional one-year extension at the Company’s request and pays interest equal to the Prime Rate minus 0.821% on SBA 7(a) guaranteed loans and the Prime Rate plus 0.000% on non-guaranteed loans. As of March 31, 2022, we had $62.0 million outstanding under this credit facility.

Other credit facilities. GMFS funds its origination platform through warehouse lines of credit with six counterparties with total borrowings outstanding of $257.0 million as of March 31, 2022. GMFS utilizes committed warehouse lines of credit agreements ranging from $50 million to $150 million, with expiration dates between June 2022 and September 2023. The lines of credit are collateralized by the underlying mortgages, related documents, and instruments, and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved. These agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. In addition, in connection with the acquisition of Anworth, we assumed approximately $2.1 billion of secured borrowings, of which approximately $1.8 billion has been repaid as of March 31, 2022.

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

Paycheck Protection Program Facility borrowings. RCL utilizes the ability to receive advances from the Federal Reserve through the Paycheck Protection Program Facility (“PPPLF”). Loans are participated with a PPP participant bank in accordance with the financing agreement described above, repurchased from such PPP participant bank, and then pledged using PPPLF. The program charges an interest rate of 0.35%. As of March 31, 2022, we had approximately $627.4 million outstanding under this credit facility.

Public debt offerings

Convertible notes. On August 9, 2017, we closed an underwritten public sale of $115.0 million aggregate principal amount of its 7.00% convertible senior notes due 2023 (the “Convertible Notes”). The Convertible Notes will mature on August 15, 2023, unless earlier repurchased, redeemed or converted. During certain periods and subject to certain conditions, the Convertible Notes will be convertible by holders into shares of our common stock. As of March 31, 2022, the conversion rate was 1.6306 shares of common stock per $25 principal amount of the Convertible Notes, which equals a conversion price of approximately $15.33 per share of our common stock. Upon conversion, holders will receive, at our discretion, cash, shares of our common stock or a combination thereof.

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

On December 2, 2019, we completed the public offer and sale of $45.0 million aggregate principal amount of the 6.20% 2026 Notes. The new notes have the same terms (except with respect to issue date, issue price and the date from which interest will accrue), are fully fungible with, and are treated as a single series of debt securities as the 6.20% Senior Notes we issued on July 22, 2019.

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

The Debt ATM Agreement

On May 20, 2021, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”), pursuant to which we may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and us. During the three months ended March 31, 2022, the Company sold an aggregate of 161.1 thousand of the 6.20% 2026 Notes and 5.75% 2026 Notes at an average price of $25.40 per note and $25.06 per note, respectively, for net proceeds of $4.0 million after related expenses paid of $0.1 million through the Debt ATM Program.

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

Financing Strategy and Leverage

In addition to raising capital through public offerings of our equity and offerings of our debt securities, we finance our investment portfolio through securitization and secured borrowings. We generally seek to match-fund our investments to minimize the differences in terms between our investments and those of our liabilities. Our secured borrowings have various recourse levels including full recourse, partial recourse and non-recourse, as well as varied mark-to-market provisions including full mark-to-market, credit mark only and non-mark-to-market. Securitizations allow us to match fund loans pledged as collateral on a long-term, non-recourse basis. Securitization structures typically consist of trusts with principal and interest collections allocated to senior debt and losses on liquidated loans to equity and subordinate tranches, and provide debt equal to 50% to 90% of the cost basis of the assets.

We also finance originated Freddie Mac SBL and residential loans with secured borrowings until the loans are sold, generally within 30 days.

As of March 31, 2022, we had a total leverage ratio of 4.4x and recourse leverage ratio of 1.4x. Our operating segments have varying levels of recourse debt due to the differentiated nature of each segment. Our SBC Lending and Acquisitions, Small Business Lending and Residential Mortgage Banking segments have recourse leverage ratios of 0.6x, 7.1x and 2.0x, respectively. The remaining recourse leverage ratio is from our various corporate debt offerings.

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

The table below presents information on the securitization structures and related issued tranches of notes to investors.

(in millions)	Collateral Asset Class	Issuance	Active / Collapsed	Bonds Issued
Trusts (Firm sponsored)
Waterfall Victoria Mortgage Trust 2011-1 (SBC1)	SBC Acquired loans	February 2011	Collapsed	$40.5
Waterfall Victoria Mortgage Trust 2011-3 (SBC3)	SBC Acquired loans	October 2011	Collapsed	143.4
Sutherland Commercial Mortgage Trust 2015-4 (SBC4)	SBC Acquired loans	August 2015	Collapsed	125.4
Sutherland Commercial Mortgage Trust 2018 (SBC7)	SBC Acquired loans	November 2018	Collapsed	217.0
ReadyCap Lending Small Business Trust 2015-1 (RCLT 2015-1)	Acquired SBA 7(a) loans	June 2015	Collapsed	189.5
ReadyCap Lending Small Business Loan Trust 2019-2 (RCLT 2019-2)	Originated SBA 7(a) loans, Acquired SBA 7(a) loans	December 2019	Active	131.0

Real Estate Mortgage Investment Conduits (REMICs)
ReadyCap Commercial Mortgage Trust 2014-1 (RCMT 2014-1)	SBC Originated conventional	September 2014	Active	$181.7
ReadyCap Commercial Mortgage Trust 2015-2 (RCMT 2015-2)	SBC Originated conventional	November 2015	Active	218.8
ReadyCap Commercial Mortgage Trust 2016-3 (RCMT 2016-3)	SBC Originated conventional	November 2016	Active	162.1
ReadyCap Commercial Mortgage Trust 2018-4 (RCMT 2018-4)	SBC Originated conventional	March 2018	Active	165.0
Ready Capital Mortgage Trust 2019-5 (RCMT 2019-5)	SBC Originated conventional	January 2019	Active	355.8
Ready Capital Mortgage Trust 2019-6 (RCMT 2019-6)	SBC Originated conventional	November 2019	Active	430.7
Waterfall Victoria Mortgage Trust 2011-2 (SBC2)	SBC Acquired loans	March 2011	Collapsed	97.6
Sutherland Commercial Mortgage Trust 2018 (SBC6)	SBC Acquired loans	August 2017	Active	154.9
Sutherland Commercial Mortgage Trust 2019 (SBC8)	SBC Acquired loans	June 2019	Active	306.5
Sutherland Commercial Mortgage Trust 2020 (SBC9)	SBC Acquired loans	June 2020	Collapsed	203.6
Sutherland Commercial Mortgage Trust 2021 (SBC10)	SBC Acquired loans	May 2021	Active	232.6

Collateralized Loan Obligations (CLOs)
Ready Capital Mortgage Financing 2017– FL1	SBC Originated transitional	August 2017	Collapsed	$198.8
Ready Capital Mortgage Financing 2018 – FL2	SBC Originated transitional	June 2018	Collapsed	217.1
Ready Capital Mortgage Financing 2019 – FL3	SBC Originated transitional	April 2019	Active	320.2
Ready Capital Mortgage Financing 2020 – FL4	SBC Originated transitional	June 2020	Active	405.3
Ready Capital Mortgage Financing 2021 – FL5	SBC Originated transitional	March 2021	Active	628.9
Ready Capital Mortgage Financing 2021 – FL6	SBC Originated transitional	August 2021	Active	652.5
Ready Capital Mortgage Financing 2021 – FL7	SBC Originated transitional	November 2021	Active	927.2
Ready Capital Mortgage Financing 2022 – FL8	SBC Originated transitional	March 2022	Active	1,135.0

Trusts (Non-firm sponsored)
Freddie Mac Small Balance Mortgage Trust 2016-SB11	Originated agency multi-family	January 2016	Active	$110.0
Freddie Mac Small Balance Mortgage Trust 2016-SB18	Originated agency multi-family	July 2016	Active	118.0
Freddie Mac Small Balance Mortgage Trust 2017-SB33	Originated agency multi-family	June 2017	Active	197.9
Freddie Mac Small Balance Mortgage Trust 2018-SB45	Originated agency multi-family	January 2018	Active	362.0
Freddie Mac Small Balance Mortgage Trust 2018-SB52	Originated agency multi-family	September 2018	Active	505.0
Freddie Mac Small Balance Mortgage Trust 2018-SB56	Originated agency multi-family	December 2018	Active	507.3
Key Commercial Mortgage Trust 2020-S3(1)	SBC Originated conventional	September 2020	Active	263.2
(1) Contributed portion of assets into trust

We used the proceeds from the sale of the tranches issued to purchase and originate SBC and SBA loans. We are the primary beneficiary of all firm sponsored securitizations, therefore they are consolidated in our financial statements.

Contractual Obligations and Off-Balance Sheet Arrangements

Other than the items referenced above, there have been no material changes to our contractual obligations for the three  months ended March 31, 2022. See Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations" in the Company's annual report on Form 10-K for further details. As of the date of this quarterly report on Form 10-Q, we had no off-balance sheet arrangements, other than as disclosed.

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

When actively quoted observable prices are not available, we either use implied pricing from similar assets and liabilities or valuation models based on net present values of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. Refer to “Notes to Consolidated Financial Statements, Note 7 – Fair Value Measurements” included in Item 8, “Financial Statements and Supplementary Data,” in the annual report on Form 10-K for a more complete discussion of our critical accounting estimates as they pertain to fair value measurements.

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

The COVID-19 pandemic has adversely impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in property renovations currently planned or underway. These negative conditions may persist into the future and impair borrower’s ability to pay principal and interest due under our loan agreements. We maintain robust asset management relationships with our borrowers and have leveraged these relationships to address the potential impact of the COVID-19 pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality and retail assets. Some of our borrowers have indicated that due to the impact of the COVID-19 pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. Accordingly, we have discussed with our borrower’s potential near-term defensive loan modifications, which could include repurposing of reserves, temporary deferrals of interest, or performance test or covenant waivers on loans collateralized by assets directly impacted by the COVID-19 pandemic, and which would typically be coupled with an additional equity commitment and/or guaranty from sponsors. As of March 31, 2022, approximately 0.6% of the loans in our commercial real estate portfolio are in forbearance plans. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

The table below projects the impact on our interest income and expense for the twelve-month period following March 31, 2022, assuming an immediate increase or decrease of 25, 50, 75, and 100 basis points in interest rates.

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans	$15,360	$29,339	$46,247	$61,980	$(6,485)	$(8,602)	$(10,452)	$(12,272)
Interest rate swap hedges	1,481	2,963	4,444	5,926	(1,481)	(2,963)	(4,444)	(5,926)
Mortgage-backed securities	498	675	851	1,027	(3)	(3)	(3)	(3)
Total	$17,339	$32,977	$51,542	$68,933	$(7,969)	$(11,568)	$(14,899)	$(18,201)
Liabilities:
Recourse debt	$(7,131)	$(14,279)	$(21,507)	$(28,735)	$6,537	$9,615	$9,904	$9,981
Non-recourse debt	(7,776)	(15,553)	(23,329)	(31,106)	2,603	3,468	3,468	3,468
Total	$(14,907)	$(29,832)	$(44,836)	$(59,841)	$9,140	$13,083	$13,372	$13,449
Total Net Impact to Net Interest Income (Expense)	$2,432	$3,145	$6,706	$9,092	$1,171	$1,515	$(1,527)	$(4,752)

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

Real estate risk. The market values of residential and commercial assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, construction cost, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses.

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

	March 31, 2022
(in thousands)	Counterparty Rating	Amount of Risk	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
JPMorgan Chase Bank, N.A.	A+ / Aa2	$ 302,247	8	15.4%
Credit Suisse AG	A+ / A1	$ 343,170	8	17.5%
Deutsche Bank AG	A-/A2	$ 104,979	19	5.4%

In the table above,

●	The counterparty ratings presented are the long-term issuer credit rating for JP Morgan, Credit Suisse and Deutsche Bank as rated by S&P and Moody’s, respectively.

●	The amount at risk reflects the difference between the amount loaned through repurchase agreements, including interest payable, and the cash and fair value of the assets pledged as collateral, including accrued interest receivable.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities Exchange Act of 1934, as amended (the "Exchange Act"), reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2022. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business.

On February 24, 2021, Sheila Baker and Merle W. Bundick purported shareholders of Anworth, filed lawsuits in the California Superior Court, styled Baker v. McAdams, et al., No. 21STCV07569 (the “Baker Action”) and Bundick v. McAdams, et al., No. 21STCV07571 (the “Bundick Action”). On March 2, 2021, Benjamin Gigli, a purported shareholder of Anworth, also filed a lawsuit in California Superior Court, styled Gigli v. McAdams, et al., No. 21STCV08413 (the “Gigli Action,” and together with the Baker Action and the Bundick Action, the “Anworth Merger Actions”). The California State Court Actions were filed against the former members of Anworth’s Board of Directors (the “Anworth Board”). The complaints in the Anworth Merger Actions assert that the Anworth Board breached their fiduciary duties by failing to properly consider acquisition proposals that were purportedly superior to the Merger, agreeing to purportedly unreasonable deal protections in connection with the Merger, and authorizing the issuance of the Form 424B3 filed on February 9, 2021, which allegedly contained materially misleading information. The California State Court Actions seek, among other things, rescissory damages and an award of attorneys’ and experts’ fees. On May 26, 2021, the California State Court Actions were consolidated and restyled In re Anworth Mortgage Asset Corporation Stockholder Litigation, Lead Case No. 21STCV07569.  A consolidated amended complaint was filed by Sheila Baker, Merle W. Bundick, and Benjamin Gigli (together, the “Plaintiffs”) on June 14, 2021, and the California Superior Court denied Anworth’s Demurrer seeking to dismiss the consolidated amended complaint on December 2, 2021.  The Anworth Board filed their answer on January 3, 2022, and the case is currently in discovery.

The Company intends to vigorously defend against the Anworth Merger Actions.

Litigation Related to the Mosaic Mergers. On February 1, 2022, Adam Gottfried, a purported shareholder of the Company, filed a lawsuit in the United States District Court for the Eastern District of New York, styled Adam Gottfried v. Ready Capital Corporation, et al., No. 1:22-cv-00585 (the “Gottfried Action”). The Gottfried Action was filed against the Company and our board. The complaint in the Gottfried Action asserts that the Form S-4 Registration Statement filed on January 10, 2022 in connection with the Mosaic Mergers contained materially incomplete and misleading information, in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Gottfried Action seeks, among other things, an injunction enjoining the Mosaic Mergers from closing, rescission of the Mosaic Mergers or rescissory damages if the Mosaic Mergers are consummated, a ruling that Ready Capital and our board violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and an award of reasonable costs and expenses, including attorneys’ and experts’ fees. The plaintiff in the Gottfried Action filed a notice of voluntary dismissal on March 24, 2022, and the Gottfried Action was dismissed on March 29, 2022.

Another group of investors of Mosaic Real Estate Credit, LLC (“MREC”) filed a Demand for Arbitration and Request for Emergency Relief (the “Demand for Arbitration”) on February 23, 2022. The Demand for Arbitration was filed against Ethan Penner, the founder and managing partner of MREC; the Mosaic Manager, the external manager of MREC; and MREC. The investors filed the Demand for Arbitration pursuant to the MREC operating agreement and assert that the Form S-4 Registration Statement filed on February 7, 2022 insufficiently disclosed information underlying alleged conflicts of interest of Penner and the Mosaic Manager. The Demand for Arbitration seeks to enjoin the “negative consent” vote of the investors of MREC until MREC issues corrective disclosures regarding any and all fees, compensation or other consideration to be received by Penner or the Mosaic Manager, including the timing and negotiation of those fees, as well as information regarding Julius W. Erving’s selection and compensation associated with his future role on our board of directors. The Demand for Arbitration further seeks to recover damages based on alleged breaches of fiduciary duties by Penner and the Mosaic Manager.

Respondents intend to vigorously defend against the claims.

On March 10, 2022, CAIS Capital, LLC (“CAIS”) filed a lawsuit in the Superior Court of California, styled CAIS Capital LLC v. MREC Management, LLC, et al., No. 22STCV08807 (the “CAIS Action”) against the Mosaic Manager, Mosaic Real Estate Credit Offshore, LP, the Mosaic Funds, Mosaic Special Member, LLC, the Company and the Manager.  The lawsuit concerns the Mosaic Manager’s relationship with CAIS, an alternative investment platform for financial advisors.  CAIS asserts claims under California law and seeks, among other things, attachment of the Mosaic Manager’s obligations to the Company, damages in the amount of the fee payments allegedly owed to CAIS, compensatory damages for intentional tortious interference with contract, specific performance requiring the Company to continue making fee payments, and attorney’s fees.  On April 13, 2022, the Mosaic Manager, Mosaic Real Estate Credit Offshore, LP, Mosaic Special Member, LLC and the Mosaic Funds (together, the “Mosaic Defendants”) filed a Demurrer seeking to dismiss the complaint.  The deadline for the Company, RC Mosaic Sub, LLC, and the Manager to respond to the complaint is May 6, 2022.

The Company intends to vigorously defend against the CAIS Action.

Item 1A. Risk Factors

See the Company's Annual Report on Form 10-K for the year ended December 31, 2021. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

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

The table below presents shares of common stock owned by certain of our employees which have been surrendered by them to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock units during the quarter.

	Total Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program
January	41,255	15.63		41,255	13,062,795
February	35,884	14.19		35,884	12,553,601
March	7,088	15.39		7,088	12,444,516
Total	84,227	$15.00	(1)	84,227	$12,444,516
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

2.3	*

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

2.4	*

First Amendment to Merger Agreement, dated February 7, 2022, by and among Ready Capital Corporation, Sutherland Partners, L.P., RC Mosaic Sub, LLC, Mosaic Real Estate Credit, LLC, Mosaic Real Estate Credit TE, LLC, MREC International Incentive Split, LP, Mosaic Real Estate Credit Offshore, LP, MREC Corp Sub 1 (VO), LLC, MREC Corp Sub 2 (LA Office), LLC, MREC Corp Sub 3 (Superblock), LLC, Mosaic Special Member, LLC, Mosaic Secured Holdings, LLC and MREC Management, LLC (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed February 7, 2022)

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

Articles Supplementary to the Articles of Amendment of Ready Capital Corporation designating the shares of Class B-1 Common Stock, $0.0001 par value per share, Class B-2 Common Stock, $0.0001 par value per share, Class B-3 Common Stock, $0.0001 par value per share, and Class B-4 Common Stock, $0.0001 par value per share (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 filed with the SEC on March 21, 2022)

3.8	*	Amended and Restated Bylaws of Ready Capital Corporation (incorporated by reference to Exhibit 3.2 to the Registratnt’s Form 8-K filed on September 26, 2018)

4.1	*

Indenture, dated February 13, 2017, by and among ReadyCap Holdings, LLC, as issuer, Sutherland Asset Management Corporation, Sutherland Partners, L.P., Sutherland Asset I, LLC and ReadyCap Commercial, LLC, each as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on February 13, 2017)

4.2	*

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

4.4	*

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

4.10	*

Fifth Supplemental Indenture, dated as of February 10, 2021, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed February on 10, 2021)

4.11*

Sixth Supplemental Indenture, dated as of December 21, 2021, by and between Ready Capital Corporation and U.S. Bank National Association, a Sixth Supplemental Indenture, dated as of December 21, 2021, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed December 21, 2021) as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed December 21, 2021)

4.12*

Seventh Supplemental Indenture, dated as of April 18, 2022, by and between Ready Capital Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed April 18, 2022)

4.13*		Specimen Common Stock Certificate of Ready Capital Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-4 filed on December 13, 2018)

4.14	*

Specimen Preferred Stock Certificate representing the shares of 6.25% Series C Cumulative Convertible Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 4.13 of the Registrant's Registration Statement on Form 8-A filed on March 19, 2021).

4.1	5*

Specimen Preferred Stock Certificate representing the shares of 6.50% Series E Cumulative Redeemable Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 10, 2021).

10.1*

First Amendment to the Equity Distribution Agreement, dated March 8, 2022, by and among Ready Capital Corporation, Sutherland Partners, L.P., Waterfall Asset Management LLC, and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2022)

10.2*

Contingent Equity Rights Agreement, dated March 16, 2022, by and among Ready Capital Corporation, Sutherland Partners, L.P. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2022)

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

Ready Capital Corporation

Date: May 6, 2022	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board and Chief Executive
(Principal Executive Officer)

Date: May 6, 2022	By:	/s/ Andrew Ahlborn
Andrew Ahlborn
Chief Financial Officer
(Principal Accounting and Financial Officer)